Form 10-Q
period 2010-06-30
Northfield Bancorp, Inc.
filed 2010-09-17
CIK 1493225

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For transition period from to
Commission File Number 333-167421

NORTHFIELD BANCORP, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation)	Being Applied For (I.R.S. Employer Identification No.)

581 Main Street, Woodbridge, New Jersey (Address of principal executive offices)	07095 (Zip Code)
Registrant’s telephone number, including area code: (732) 499-7200
Not Applicable
(Former name, former address, and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (1) Yes ☑      No ☐.     (2) Yes ☐      No ☑.
Indicate by check mark whether the registrant has submitted electronically and posted on it corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for shorter period that the registrant was required and post such files). Yes ☐     No ☐.
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑.
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.
As of September 14, 2010, zero shares of Common Stock, par value $0.01 per share.

EXPLANATORY NOTE
Northfield Bancorp, Inc., a Delaware corporation (the “Company”), was formed to serve as the stock holding company for Northfield Bank as part of the mutual-to-stock conversion of Northfield Bancorp, MHC. As of June 30, 2010, the conversion had not been completed, and, as of that date, the Company had not conducted any business other than that of an organizational nature. Accordingly, for informational purposes, please see the Quarterly Report for the quarter ended June 30, 2010 of Northfield Bancorp, Inc., a federal corporation and the current stock holding company for the Bank, which has previously been filed with the U.S. Securities and Exchange Commission.

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
     Please see the Explanatory Note.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     Please see the Explanatory Note.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Please see the Explanatory Note.

ITEM 4.	CONTROLS AND PROCEDURES
     An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of June 30, 2010. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.
     During the quarter ended June 30, 2010, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
     Please see the Explanatory Note.

ITEM 4T.	CONTROLS AND PROCEDURES
     Not applicable.
PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
     Please see the Explanatory Note.

ITEM 1A.	RISK FACTORS
     There have been no material changes in the “Risk Factors” disclosed in the Company’s Registration Statement on Form S-1 (Commission File No. 333-167421).

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     Please see the Explanatory Note.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
     Please see the Explanatory Note.

ITEM 4.	[REMOVED AND RESERVED]

ITEM 5.	OTHER INFORMATION
     None

ITEM 6.	EXHIBITS

Exhibit 31.1	Certification of John W. Alexander, Chairman, President and Chief Executive Officer, Pursuant to Rule 13a-14(a) and Rule 15d-14(a).

Exhibit 31.2	Certification of Steven M. Klein, Executive Vice President and Chief Financial Officer, Pursuant to Rule 13a-14(a) and Rule 15d-14(a).

Exhibit 32	Certification of John W. Alexander, Chairman, President and Chief Executive Officer, and Steven M. Klein, Executive Vice President and Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: September 17, 2010	NORTHFIELD BANCORP, INC. (Registrant)
/s/ John W. Alexander
John W. Alexander
Chairman, President and Chief Executive Officer

Date: September 17, 2010
/s/ Steven M. Klein
Steven M. Klein
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)