Form 10-Q
period 2010-09-30
Northfield Bancorp, Inc.
filed 2010-11-09
CIK 1493225

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑.
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date. As of November 5, 2010, zero shares of Common Stock, par value $0.01 per share.

EXPLANATORY NOTE
Northfield Bancorp, Inc., a Delaware corporation (the “Company”), was formed to serve as the stock holding company for Northfield Bank as part of the mutual-to-stock conversion of Northfield Bancorp, MHC. On September 30, 2010, Northfield Bancorp, Inc., a federal corporation and the stock holding company for Northfield Bank, announced that the Company has postponed its stock offering in connection with the second-step conversion of Northfield Bancorp, MHC due to unfavorable market conditions. As a result, as of September 30, 2010, the Company had not conducted any business other than that of an organizational nature. Accordingly, for informational purposes, please see the Quarterly Report for the quarter ended September 30, 2010 of Northfield Bancorp, Inc., a federal corporation and the current stock holding company for the Bank, which has previously been filed with the U.S. Securities and Exchange Commission.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
     Please see the Explanatory Note.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     Please see the Explanatory Note.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Please see the Explanatory Note.
ITEM 4. CONTROLS AND PROCEDURES
     An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of September 30, 2010. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.
     During the quarter ended September 30, 2010, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

Date: November 9, 2010	NORTHFIELD BANCORP, INC. (Registrant)
/s/ John W. Alexander
John W. Alexander
Chairman, President and Chief Executive Officer

Date: November 9, 2010	/s/ Steven M. Klein
Steven M. Klein
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)