Form 10-K
period 2010-12-31
Northfield Bancorp, Inc.
filed 2011-03-31
CIK 1493225

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2010
OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                      to
Commission File No. 333-167421
Northfield Bancorp, Inc.

(Exact name of registrant as specified in its charter)

Delaware	Being Applied For

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

581 Main Street, Woodbridge, New Jersey	07095

(Address of Principal Executive Offices)	Zip Code
(732) 499-7200

(Registrant’s telephone number, including area code)
Securities Registered Pursuant to Section 12(b) of the Act:

Name of Each
Title of Each Class	Exchange on Which Registered

Not Applicable	Not Applicable
Securities Registered Pursuant to Section 12(g) of the Act: None
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐     NO ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES ☐     NO ☑
     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑     NO ☐.
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☐     NO ☐.
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐     No ☑
     The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to price at which the common equity was last sold on June 30, 2010 was $0.
     As of March 24, 2011, zero shares of Common Stock, par value $0.01 per share, were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
None.

NORTHFIELD BANCORP, INC.
Explanatory Note (Unaudited)
Northfield Bancorp, Inc., a Delaware corporation (Northfield-Delaware), filed a registration statement on Form S-1 (Commission File No. 333-167421) (Registration Statement) with the Securities and Exchange Commission (the SEC), which the SEC declared effective on August 6, 2010. The Registration Statement was filed to register the offer/and sale of shares of common stock of Northfield-Delaware, in connection with the mutual-to-stock conversion of Northfield Bancorp, Mutual Holding Company, (MHC).
On September 30, 2010, Northfield Bancorp, Inc., a federal corporation (Northfield-Federal), announced due to the then current market conditions that Northfield-Delaware, the proposed new Stock Holding Company for Northfield Bank (the Bank), had postponed its stock offering in connection with the second-step conversion of Northfield Bancorp, MHC. Each of Northfield-Delaware and Northfield-Federal filed a Current Report on Form 8-K on September 30, 2010 to announce details of the postponement.
Due to Northfield-Delaware’s obligation to file periodic reports under the Securities Exchange Act of 1934, as amended through the filing of its first Annual Report on Form 10-K, Northfield-Delaware filed the following reports: (1) Quarterly Report on Form 10-Q for the quarter ended June 30, 2010; (2) Quarterly Report on Form 10-Q for the quarter ended September 30, 2010; and (3) this Annual Report on Form 10-K for the year ended December 31, 2010. Because of the postponement of the mutual-to-stock conversion of the MHC and associated public stock offering, Northfield-Delaware had no assets, liabilities, or operations for any of the reporting periods.

NORTHFIELD BANCORP, INC.
ANNUAL REPORT ON FORM 10-K

PART I
ITEM 1. BUSINESS
Not applicable. Please see the Explanatory Note.
ITEM 1A. RISK FACTORS
Not applicable. Please see the Explanatory Note.
ITEM 1B. UNRESOLVED STAFF COMMENTS
Not applicable. Please see the Explanatory Note.
ITEM 2. PROPERTIES
Not applicable. Please see the Explanatory Note.
ITEM 3. LEGAL PROCEEDINGS
Not applicable. Please see the Explanatory Note.
ITEM 4. [RESERVED]
PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Not applicable. Please see the Explanatory Note.
ITEM 6. SELECTED FINANCIAL DATA
Not applicable. Please see the Explanatory Note.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Not applicable. Please see the Explanatory Note.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
Not applicable. Please see the Explanatory Note.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Northfield Bancorp, Inc.:
We have audited the accompanying balance sheet of Northfield Bancorp, Inc. (the Company) as of December 31, 2010, and the related statements of operations, changes in stockholders’ equity, and cash flows for the period June 4, 2010 (commencement of operations) through December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Northfield Bancorp, Inc. as of December 31, 2010, and the results of its operations and its cash flows for the period June 4, 2010 (commencement of operations) through December 31, 2010, in conformity with U.S. generally accepted accounting principles.
/s/ KPMG LLP
Short Hills, New Jersey
March 29, 2011

NORTHFIELD BANCORP, INC.
Balance Sheet

December 31, 2010
Total assets	$—
Total liabilities and stockholders’ equiy	$—
Statement of Operations

June 4, 2010 -
December 31, 2010
Net income	$—

Statement of Changes in Stockholders’ Equity

Total
Stockholders’
Equity
Balance at June 4, 2010	$—
Net income	—

Balance at December 31, 2010	$—

Statement of Cash Flows

June 4, 2010 -
December 31, 2010
Net income	$—
Adjustments to reconcile net income to net cash provided by operating activities	—

Net cash provided by operating activities	—

Net cash provided by investing activities	—

Net cash provided by financing activities	—

Net change in cash and cash equivalents	—
Cash and cash equivalents at the beginning of period	—

Cash and cash equivalents at the end of the period	$—

NORTHFIELD BANCORP, INC.
Notes to Financial Statements
December 31, 2010
Nature of Business: The Boards of Directors of Northfield Bancorp, MHC (MHC), and Northfield Bancorp, Inc. (Northfield-Federal) adopted a Plan of Conversion and Reorganization (the Plan) on June 4, 2010. Pursuant to the Plan, the MHC will convert from the mutual holding company form of organization to the fully public form. The MHC will be merged into Northfield-Federal, and the MHC will no longer exist. Northfield-Federal will merge into a new Delaware corporation named Northfield Bancorp, Inc (Northfield-Delaware). As part of the conversion, the MHC’s ownership interest in Northfield-Federal will be offered for sale in a public offering. The existing publicly held shares of the Northfield-Federal, which comprise the remaining ownership interest in Northfield-Federal, will be exchanged for new shares of common stock of Northfield-Delaware. The exchange ratio will ensure that immediately after the conversion and public offering, the public shareholders of Northfield-Delaware will own the same aggregate percentage of Northfield-Federal common stock that they owned immediately prior to that time (excluding shares purchased in the stock offering and cash received in lieu of fractional shares). When the conversion and public offering are completed, all of the capital stock of Northfield Bank will be owned by Northfield-Delaware. Furthermore, existing treasury stock outstanding will be canceled upon completion of the conversion.
The Plan provides for the establishment, upon the completion of the conversion, of special “liquidation accounts” for the benefit of certain depositors of Northfield Bank in an amount equal to the greater of the MHC’s ownership interest in the retained earnings of the Company as of the date of the latest balance sheet contained in the prospectus or the retained earnings of Northfield Bank at the time it reorganized into the MHC. Following the completion of the conversion, under the rules of the Office of Thrift Supervision, Northfield Bank will not be permitted to pay dividends on its capital stock to Northfield Bancorp, Inc., its sole shareholder, if Northfield Bank’s shareholder’s equity would be reduced below the amount of the liquidation accounts. The liquidation accounts will be reduced annually to the extent that eligible account holders have reduced their qualifying deposits. Subsequent increases will not restore an eligible account holder’s interest in the liquidation accounts.
Northfield-Federal, through its principal subsidiary, Northfield Bank (the Bank), provides a full range of banking services primarily to individuals and corporate customers in Richmond and Kings Counties in New York, and Union and Middlesex Counties in New Jersey. Northfield-Federal also finances insurance premiums for commercial customers throughout the contiguous United States. Northfield-Federal is subject to competition from other financial institutions and to the regulations of certain federal and state agencies, and undergoes periodic examinations by those regulatory authorities. The accounting and reporting policies of Northfield-Delaware, Northfield-Federal, and the Bank conform to U.S. generally accepted accounting principles (GAAP) and general industry practices.
Principles of Consolidation and Basis of Presentation: As of the dates of the financial statements, the transaction contemplated by the Plan of Conversion and Reorganization has not been completed and consequently, the operations of Northfield-Delaware, have not yet begun and there are no transactions to report. As of the dates of the financial statements, Northfield-Delaware does not own the Bank and consequently, there are no consolidated financial statements presented. Northfield-Delaware was formed for the purpose of effectuating the mutual-to-stock conversion of the MHC and while Northfield-Delaware is a legal entity, it has not executed any transactions of material consequence. Costs incurred by the MHC related to the mutual-to-stock conversion of the MHC and have been recorded by Northfield-Federal. All transactions in the name of Northfield-Delaware have been conducted for the benefit of the mutual-to-stock transaction of the MHC, and those costs have been recorded by Northfield-Federal, including the costs associated with the filing of this annual report on Form 10-K.
Use of Estimates in the Preparation of Financial Statements: In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses during the reporting periods. Actual results may differ significantly from those estimates and assumptions.
Plan of Conversion and Reorganization: On August 6, 2010, Northfield-Delaware filed a registration statement to register the offer/and sale of shares of common stock of the Stock Holding Company in connection with the mutual-to-stock conversion of Northfield Bancorp, MHC, a Federally-chartered mutual holding company.
By action taken on September 30, 2010, the Boards of Directors of Northfield-Delaware, Northfield Bancorp, MHC, Northfield-Federal, and the Bank, postponed its stock offering in connection with the second-step conversion of Northfield Bancorp, MHC. Northfield-Federal and Northfield-Delaware filed a Form 8-K on September 30, 2010, to announce the details of the postponement.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable. Please see the Explanatory Note.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
John W. Alexander, our Chief Executive Officer, and Steven M. Klein, our Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) the “Exchange Act” as of December 31, 2010. Based upon their evaluation, they each found that our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required and that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosures.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the fourth quarter of 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting and we identified no material weaknesses requiring corrective action with respect to those controls.
Please see the Explanatory Note.
ITEM 9B. OTHER INFORMATION
Not applicable. Please see the Explanatory Note.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Not applicable. Please see the Explanatory Note.
ITEM 11. EXECUTIVE COMPENSATION
Not applicable. Please see the Explanatory Note.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Not applicable. Please see the Explanatory Note.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Not applicable. Please see the Explanatory Note.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
Not applicable. Please see the Explanatory Note.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTHFIELD BANCORP, INC.
Date: March 30, 2011	By:	/s/ John W. Alexander
John W. Alexander
Chairman, President and Chief Executive Officer (Duly Authorized Representative)

     Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ John W. Alexander John W. Alexander	Chairman, President and Chief Executive Officer (Principal Executive Officer)	March 30, 2011

/s/ Steven M. Klein Steven M. Klein	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 30, 2011

/s/ John R. Bowen John R. Bowen	Director	March 30, 2011

/s/ Annette Catino Annette Catino	Director	March 30, 2011

/s/ Gil Chapman Gil Chapman	Director	March 30, 2011

/s/ John P. Connors, Jr John P. Connors, Jr.	Director	March 30, 2011

/s/ John J. DePierro John J. DePierro	Director	March 30, 2011

/s/ Susan Lamberti Susan Lamberti	Director	March 30, 2011

/s/ Albert J. Regen Albert J. Regen	Director	March 30, 2011

/s/ Patrick E. Scura, Jr. Patrick E. Scura, Jr.	Director	March 30, 2011