Form 10-Q
period 2012-09-30
Northfield Bancorp, Inc.
filed 2012-12-24
CIK 1493225

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For transition period from                to

Commission File Number 333-181995

NORTHFIELD BANCORP, INC.

(Exact name of registrant as specified in its charter)

Delaware	Being Applied For
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

581 Main Street, Woodbridge, New Jersey	07095
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☑.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date. As of December 21, 2012, zero shares of Common Stock, par value $0.01 per share.

EXPLANATORY NOTE

Northfield Bancorp, Inc., a Delaware corporation (the “Company”), was formed to serve as the stock holding company for Northfield Bank as part of the mutual-to-stock conversion of Northfield Bancorp, MHC. The Company is offering shares of common stock for sale in connection with the conversion of Northfield Bancorp, MHC from the mutual holding company to the stock holding company form of organization. The shares we are offering represent the ownership interest in Northfield Bancorp, Inc., a federal corporation, currently owned by Northfield Bancorp, MHC. As of September 30, 2012, the conversion had not been completed, and, as of that date, the Company had no assets or liabilities, and had not conducted any business other than that of an organizational nature. For informational purposes, please see the Quarterly Report for the quarter ended September 30, 2012 of Northfield Bancorp, Inc., a federal corporation and the current stock holding company for the Bank, which has previously been filed with the U.S. Securities and Exchange Commission.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Please see the Explanatory Note.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Please see the Explanatory Note.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Please see the Explanatory Note.

ITEM 4.	CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective.

During the quarter ended September 30, 2012, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Please see the Explanatory Note.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Please see the Explanatory Note.

ITEM 1A.	RISK FACTORS

There have been no material changes in the “Risk Factors” disclosed in the Company’s Registration Statement on Form S-1 (Commission File No. 333-181995).

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Please see the Explanatory Note.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Please see the Explanatory Note.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

Exhibit 31.1	Certification of John W. Alexander, Chairman, President and Chief Executive Officer, Pursuant to Rule 13a-14(a) and Rule 15d-14(a).

Exhibit 31.2	Certification of Steven M. Klein, Chief Operating Officer and Chief Financial Officer, Pursuant to Rule 13a-14(a) and Rule 15d-14(a).

Exhibit 32	Certification of John W. Alexander, Chairman, President and Chief Executive Officer, and Steven M. Klein, Chief Operating Officer and Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTHFIELD BANCORP, INC. (Registrant)

Date: December 21, 2012	/s/ John W. Alexander
John W. Alexander
Chairman, President and Chief Executive Officer

Date: December 21, 2012	/s/ Steven M. Klein
Steven M. Klein
Chief Operating Officer and Chief Financial Officer
(Principal Financial Officer)