Form 10-K
period 2012-12-31
Northfield Bancorp, Inc.
filed 2013-03-18
CIK 1493225

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

    For the Fiscal Year Ended December 31, 2012

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

    For the transition period from          to

Commission File No. 001-35791

Northfield Bancorp, Inc.

(Exact name of registrant as specified in its charter)

Delaware	80-0882592
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

581 Main Street, Woodbridge, New Jersey	07095
(Address of Principal Executive Offices)	Zip Code

(732) 499-7200

(Registrant’s telephone number, including area code)

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $0.01 per share	The NASDAQ Stock Market, LLC

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☑    NO  ☐.

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

Large accelerated filer ☐	Accelerated filer ☑
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to price at which the common equity was last sold on January 25, 2013 (the first day of trading in the Registrant’s common stock) was $647,793,784.

As of March 8, 2013, there were outstanding 58,202,819 shares of the Registrant’s common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Proxy Statement for the 2013 Annual Meeting of Stockholders of the Registrant (Part III).

NORTHFIELD BANCORP, INC.

ANNUAL REPORT ON FORM 10-K

PART I

ITEM 1.  BUSINESS

Forward Looking Statements

This Annual Report contains certain “forward-looking statements,” which can be identified by the use of such words as “estimate”, “project,” “believe,” “intend,” “anticipate,” “plan”, “seek”, “expect” and words of similar meaning. These forward looking statements include, but are not limited to:

•	statements of our goals, intentions, and expectations;

•	statements regarding our business plans, prospects, growth and operating strategies;

•	statements regarding the quality of our loan and investment portfolios; and

•	estimates of our risks and future costs and benefits.

These forward-looking statements are based on current beliefs and expectations of our management and are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control. In addition, these forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to change.

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

•	general economic conditions, either nationally or in our market areas, that are worse than expected;

•	competition among depository and other financial institutions;

•	inflation and changes in the interest rate environment that reduce our margins and yields or reduce the fair value of financial instruments;

•	adverse changes in the securities markets;

•	changes in laws or government regulations or policies affecting financial institutions, including changes in regulatory fees and capital requirements;

•	our ability to manage operations in the current economic conditions;

•	our ability to enter new markets successfully and capitalize on growth opportunities;

•	our ability to successfully integrate acquired entities;

•	changes in consumer spending, borrowing and savings habits;

•

changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board, the Securities and Exchange Commission or the Public Company Accounting Oversight Board;

•	changes in our organization, compensation and benefit plans;

•	changes in the level of government support for housing finance;

•	significant increases in our loan losses; and

•	changes in the financial condition, results of operations or future prospects of issuers of securities that we own.

Because of these and other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements. Except as required by law, we disclaim any intention or obligation to update or revise any forward-looking statements after the date of this Form 10-K, whether as a result of new information, future events or otherwise.

Northfield Bancorp, Inc., a Delaware Corporation

Northfield Bancorp, Inc., a Delaware Corporation, (“Northfield-Delaware”) was organized in June 2010. Upon completion of the mutual-to-stock conversion of Northfield Bancorp, MHC in January 2013, Northfield-Delaware became the holding company of Northfield Bank and succeeded to all of the business and operations of Northfield Bancorp, Inc., a Federal Corporation, (“Northfield-Federal”) and each of Northfield-Federal and Northfield Bancorp, MHC ceased to exist. Northfield-Delaware uses the support staff and offices of Northfield Bank and pays Northfield Bank for these services. If Northfield-Delaware expands or changes its business in the future, it may hire its own employees.

In the future, we may pursue other business activities, including mergers and acquisitions, investment alternatives and diversification of operations. There are, however, no current understandings or agreements for these activities.

Northfield-Delaware’s main office is located at 581 Main Street, Woodbridge, New Jersey 07095, and its telephone number at this address is (732) 499-7200. Its website address is www.eNorthfield.com. Information on this website is not and should not be considered to be a part of this annual report.

Northfield Bank

Northfield Bank was organized in 1887 and is a federally chartered savings bank. Northfield Bank conducts business primarily from its home office located in Staten Island, New York, its operations center located in Woodbridge, New Jersey, its 28 additional branch offices located in New York and New Jersey, and its lending office located in Brooklyn, New York. The branch offices are located in Staten Island and Brooklyn and the New Jersey counties of Union and Middlesex.

Northfield Bank’s principal business consists of originating multifamily and commercial real estate loans, purchasing investment securities, including mortgage-backed securities and corporate bonds, and depositing funds in other financial institutions. Northfield Bank also offers construction and land loans, commercial and industrial loans, one-to-four family residential mortgage loans, and home equity loans and lines of credit. Northfield Bank offers a variety of deposit accounts, including certificates of deposit, passbook, statement, and money market savings accounts, transaction deposit accounts (negotiable orders of withdrawal (NOW) accounts and non-interest bearing demand accounts), individual retirement accounts, and to a lesser extent when it is deemed cost effective, brokered deposits. Deposits are Northfield Bank’s primary source of funds for its lending and investing activities. Northfield Bank also uses borrowed funds as a source of funds, principally repurchase agreements with brokers and Federal Home Loan Bank of New York advances. Northfield Bank owns 100% of NSB Services Corp., which, in turn, owns 100% of the voting common stock of a real estate investment trust, NSB Realty Trust, that holds primarily mortgage loans and other real estate related investments. In addition to traditional banking services, Northfield Bank offers insurance products through NSB Insurance Agency, Inc.

Northfield Bank is subject to comprehensive regulation and examination by the Office of the Comptroller of the Currency (“OCC”).

Northfield Bank’s main office is located at 1731 Victory Boulevard, Staten Island, New York 10314, and its telephone number at this address is (718) 448-1000. Its website address is www.eNorthfield.com. Information on this website is not and should not be considered to be a part of this annual report.

Recent Acquisitions

On November 2, 2012, Northfield Bancorp, MHC, Northfield-Federal and Northfield Bank acquired Flatbush Federal Bancorp, MHC, Flatbush Federal Bancorp, Inc. and Flatbush Federal Savings & Loan Association (“the Merger”). Flatbush Federal Bancorp, Inc. stockholders received 0.4748 of a share of Northfield-Federal stock for each share of Flatbush Federal Bancorp, Inc. common stock they owned, that at the date of announcement was valued at $6.50 per share, subject to the terms and conditions of the merger agreement. As merger consideration, we issued a total of 1,299,483 shares of Northfield-Federal common stock, including 594,781 shares to stockholders other than Flatbush Federal Bancorp, MHC, and 704,702 shares to Northfield Bancorp, MHC, as the successor to Flatbush Federal Bancorp, MHC, with shares issued subject to adjustment for cash paid in lieu of fractional shares. The above share amounts do not reflect the conversion to Northfield-Delaware at a conversion ratio of 1.4029-to-one as a result of the completion of the second step offering on January 24, 2013.

Market Area and Competition

We have been in business for over 125 years, offering a variety of financial products and services to meet the needs of the communities we serve. Our retail banking network consists of multiple delivery channels including full-service banking offices, automated teller machines, and telephone and internet banking capabilities including remote deposit capture. We consider our competitive products and pricing, branch network, reputation for superior customer service, and financial strength, as our major strengths in attracting and retaining customers in our market areas.

We face intense competition in our market area both in making loans and attracting deposits. Our market areas have a high concentration of financial institutions, including large money center and regional banks, community banks, and credit unions. We face additional competition for deposits from money market funds, brokerage firms, mutual funds, and insurance companies. Some of our competitors offer products and services that we do not offer, such as trust services and private banking.

Our deposit sources are primarily concentrated in the communities surrounding our banking offices in the New York counties of Richmond (Staten Island) and Kings (Brooklyn), and Union and Middlesex counties in New Jersey. As of June 30, 2012 (the latest date for which information is publicly available), we ranked fifth in deposit market share in Staten Island with a 10.04% market share. As of that date, we had a 0.74% deposit market share in Brooklyn, New York and a deposit market share of 1.84% in Middlesex and Union Counties New Jersey combined.

The following table sets forth the unemployment rates for the communities we serve and the national average for the last five years, as published by the Bureau of Labor Statistics.

	Unemployment Rate At December 31,
	2012	2011	2010	2009	2008
Union County, NJ	9.2%	8.8%	9.2%	9.4%	7.0%
Middlesex County, NJ	7.9	7.6	7.9	8.4	6.0
Richmond County, NY	7.9	7.9	8.0	8.7	6.1
Kings County, NY	9.5	9.5	9.5	10.6	7.3
National Average	7.8	8.5	9.4	9.9	7.3

The following table sets forth median household income at December 31, 2012 and 2011, for the communities we serve, as provided by the U.S. Census Bureau.

	Median Household Income
	At December 31,
	2012	2011
Union County, NJ	$60,991	$65,937
Middlesex County, NJ	77,407	75,890
Richmond County, NY	72,905	69,163
Kings County, NY	40,269	42,047

Lending Activities

Our principal lending activity is the origination of multifamily real estate loans and, to a lesser extent, commercial real estate loans. We also originate one-to-four family residential real estate loans, construction and land loans, commercial and industrial loans, and home equity loans and lines of credit. In October 2009, we began to offer loans to finance premiums on insurance policies, including commercial property and casualty insurance, and professional liability insurance. At the end of December 2011, we stopped originating loans to finance premiums on insurance policies and in February 2012 we sold the majority of our insurance premium loans at par value.

Loan Originations, Purchases, Sales, Participations, and Servicing.    All loans we originate for our portfolio are underwritten pursuant to our policies and procedures or are properly approved as exceptions to our policies and procedures. In addition, we originate residential real estate loans under an origination assistance agreement with a third-party underwriter that conforms to secondary market underwriting standards, whereby the third-party underwriter processes and underwrites one-to-four family residential real estate loans that we fund at origination, and we elect either to portfolio the loans or sell them to the third-party underwriter. Prior to entering into the origination assistance agreement with this third-party underwriter in 2010, Northfield Bank was a participating seller/servicer with Freddie Mac, and generally underwrote its one-to-four family residential real estate loans to conform to Freddie Mac standards. We originate both adjustable-rate and fixed-rate loans. Our ability to originate fixed- or adjustable-rate loans is dependent on the relative customer demand for such loans, which is affected by various factors including current market interest rates as well as anticipated future market interest rates. Our loan origination and sales activity may be adversely affected by changes in economic conditions that result in decreased loan demand. Our home equity loans and lines of credit typically are generated through direct mail advertisements, newspaper advertisements, and referrals from branch personnel. A significant portion of our multifamily real estate loans and commercial real estate loans are generated by referrals from loan brokers, accountants, and other professional contacts.

We generally retain in our portfolio all adjustable-rate residential real estate loans we originate, as well as shorter-term, fixed-rate residential real estate loans (terms of 10 years or less). Loans we sell consist primarily of conforming, longer-term, fixed-rate residential real estate loans. We sold $11.9 million of one-to-four family residential real estate loans (generally fixed-rate loans, with terms of 15 years or longer) during the year ended December 31, 2012.

We sell our loans without recourse, except for standard representations and warranties provided in secondary market transactions. Currently, we do not retain any servicing rights on one-to-four family residential real estate loans originated under the agreement with the third-party underwriter, including loans we may elect to add to our portfolio. During the year ended December 31, 2012, we sold the servicing rights of one-to-four family residential real estate loans owned by others to a third-party bank. Historically, the origination of loans held-for-sale and related servicing activity has not been material to our operations.

During 2012, we acquired loans with deteriorated credit quality $3.9 million from the Merger. During 2011, we also acquired $132.8 million of deteriorated credit quality loans from the FDIC, which have a carrying value of $71.5 million at December 31, 2012. These loans are herein referred to as purchased credit-impaired loans (“PCI loans”). Additionally, we transferred certain loans, which we had previously originated and designated as held-for-investment, to held-for-sale in both 2012 and 2011. The accounting and reporting for both of these groups of loans differs substantially from those loans originated and classified as held-for-investment.

For purposes of reporting, discussion and analysis, management has classified its loan portfolio into four categories: (1) PCI loans, which are held-for-investment, and initially valued at estimated fair value on the date of acquisition, with no initial related allowance for loan losses, (2) loans originated and held-for-sale, which are carried at the lower of aggregate cost or estimated fair value, less costs to sell, and therefore have no associated allowance for loan losses, (3) originated loans held-for-investment, which are carried at amortized cost, less net charge-offs and the allowance for loan losses, and (4) acquired loans with no evidence of credit deterioration, which are held-for-investment, and initially valued at an estimated fair value on the date of acquisition, with no initial related allowance for loan losses. At December 31, 2012 loans acquired consisted of $73.0 million purchased from the merger and $28.4 million of loans acquired from a third-party provider.

Loan Approval Procedures and Authority.    Our lending activities follow written, non-discriminatory, underwriting standards established by our board of directors. The loan approval process is intended to assess the borrower’s ability to repay the loan and the value of the collateral that will secure the loan, if any. To assess the borrower’s ability to repay, we review the borrower’s income and credit history, and information on the historical and projected income and expenses of the borrower.

In underwriting a loan secured by real property, we require an appraisal of the property by an independent licensed appraiser approved by our board of directors. The appraisals of multifamily, mixed-use, and commercial real estate properties are also reviewed by an independent third-party we hire but where the fee is passed onto the borrower. We review and inspect properties before disbursement of funds during the term of a construction loan. Generally, management obtains updated appraisals when a loan is deemed impaired. These appraisals may be more limited than those prepared for the underwriting of a new loan. In addition, when we acquire other real estate owned, we generally obtain a current appraisal to substantiate the net carrying value of the asset.

The board of directors maintains a loan committee consisting of five bank directors to: periodically review and recommend for approval our policies related to lending (collectively, the “loan policies”) as prepared by management; approve or reject loan applicants meeting certain criteria; and monitor loan quality including concentrations, and certain other aspects of our lending functions, as applicable. Northfield Bank’s officers at levels beginning with senior vice president have individual lending authority that is approved by the board of directors.

Loan Portfolio Composition.    The following table sets forth the composition of our loan portfolio, by type of loan, at the dates indicated, excluding loans held for sale of $5.4 million, $3.9 million, $1.2 million, $0, and $0, at December 31, 2012, 2011, 2010, 2009, and 2008, respectively.

	At December 31,
	2012		2011		2010		2009		2008
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate loans:
Multifamily	$610,129	49.18%	$458,370	42.72%	$283,588	34.30%	$178,401	24.48%	$108,534	18.41%
Commercial	315,450	25.43	327,074	30.48	339,321	41.04	327,802	44.99	289,123	49.05
One-to-four family residential	64,733	5.22	72,592	6.77	78,032	9.44	90,898	12.48	103,128	17.49
Home equity and lines of credit	33,573	2.71	29,666	2.76	28,125	3.40	26,118	3.58	24,182	4.100001
Construction and land	23,243	1.87	23,460	2.19	35,054	4.24	44,548	6.11	52,158	8.85
Commercial and industrial loans	14,786	1.19	12,710	1.18	17,020	2.06	19,252	2.64	11,025	1.87
Insurance premium finance	26	0.00	59,096	5.51	44,517	5.39	40,382	6	—	—
Other loans	1,804	0.15	1,496	0.14	1,062	0.13	1,299	0.18	1,339	0.23
PCI loans	75,349	6.07	88,522	8.25	—	—	—	—	—	—
Loans acquired(1)	101,433	8.18	—	—	—	—	—	—	—	—

Total loans	1,240,526	100.00%	1,072,986	100.00%	826,719	100.00%	728,700	100.00%	589,489	100.00%

Other items:
Deferred loan costs (fees), net	2,456		1,481		872		569		495
Allowance for loan losses	(26,424)		(26,836)		(21,819)		(15,414)		(8,778)

Net loans held-for-investment	$1,216,558		$1,047,631		$805,772		$713,855		$581,206

(1)	consists of 79.4% of one-to-four family residential loans, 14.9% of commercial real estate loans and 5.7% of multifamily loans.

At December 31, 2012, PCI loans consisted of approximately 39% commercial real estate, 52% commercial and industrial loans with the remaining balance in residential and home equity loans. At December 31, 2011, these loans consisted of approximately 37% commercial real estate, 53% commercial and industrial loans with the remaining balance in residential and home equity loans.

Loan Portfolio Maturities.    The following table summarizes the scheduled repayments of our loan portfolio at December 31, 2012. Demand loans (loans having no stated repayment schedule or maturity) and overdraft loans are reported as being due in the year ending December 31, 2013. Maturities are based on the final contractual payment date and do not reflect the effect of prepayments and scheduled principal amortization.

	Multifamily		Commercial Real Estate		One-to-Four Family Residential		Home Equity and Lines of Credit		Construction and Land
	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in thousands)					(Dollars in thousands)
Due during the years ending December 31,
2013	$1,772	5.50%	$6,409	6.45%	$57	4.59%	$32	4.97%	$9,110	6.50%
2014	1,001	4.99	843	6.09	168	5.67	771	2.86	7,562	5.30
2015	1,440	6.24	231	6.23	313	6.32	90	4.00	160	7.98
2016 to 2017	97	6.87	2,861	5.37	2,060	6.34	1,650	3.85	100	7.73
2018 to 2022	13,715	5.47	24,484	4.49	7,165	5.03	5,110	4.46	—	—
2023 to 2027	38,068	5.22	32,832	5.34	6,726	5.00	7,987	4.55	752	6.48
2028 and beyond	554,036	4.76	247,790	5.79	48,244	5.35	17,933	3.69	5,559	4.70

Total	$610,129	4.81%	$315,450	5.65%	$64,733	5.31%	$33,573	4.00%	$23,243	5.69%

	Commercial and Industrial		Insurance Premium		Other		Purchase Credit- Impaired		Acquired		Total
	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate (1)	Amount	Weighted Average Rate	Amount	Weighted Average Rate
Due during the years ending December 31,
2013	$4,887	5.48%	$26	5.70%	$1,406	7.73%	$5,696	8.84%	$688	5.78%	$30,083	6.74%
2014	827	6.35	—	—	3	6.00	2,190	7.97	402	6.38	13,767	5.71
2015	146	5.53	—	—	—	—	3,278	11.07	683	7.36	6,341	8.86
2016 to 2017	4,053	4.46	—	—	24	12.00	4,742	8.61	1,113	6.11	16,700	6.12
2018 to 2022	2,033	5.86	—	—	80	5.97	18,453	8.63	27,010	5.80	98,050	5.83
2023 to 2027	2,708	6.74	—	—	—	—	4,253	8.60	10,395	5.29	103,721	5.39
2028 and beyond	132	5.46	—	—	291	4.26	36,737	8.60	61,142	5.20	971,864	5.20

Total	$14,786	5.53%	$26	5.70%	$1,804	5.45%	$75,349	8.75%	$101,433	5.39%	$1,240,526	5.34%

(1)	represents estimated accretable yield.

The Company has a total of $971.9 million in loans due to mature in 2028 and beyond, of which $24.1 million, or 2.65%, are fixed rate loans.

The following table sets forth the scheduled repayments of fixed—and adjustable-rate loans at December 31, 2012, that are contractually due after December 31, 2013.

	Due After December 31, 2013
	Fixed Rate	Adjustable Rate	Total
	(In thousands)
Real estate loans:
Commercial	$26,964	$282,077	$309,041
One-to-four family residential	34,320	30,356	64,676
Construction and land	2,416	11,717	14,133
Multifamily	40,602	567,755	608,357
Home equity and lines of credit	16,102	17,439	33,541
Commercial and industrial loans	3,138	6,761	9,899
Other loans	398	—	398
Purchase credit-impaired (PCI) loans	14,210	55,443	69,653
Acquired loans	78,310	22,435	100,745

Total loans	$216,460	$993,983	$1,210,443

Multifamily Real Estate Loans.    We currently focus on originating multifamily real estate loans. Loans secured by multifamily properties totaled approximately $610.1 million, or 49.18% of our total loan portfolio, at December 31, 2012. We include in this category mixed-use properties having more than four residential units and a business or businesses where the majority of space is utilized for residential purposes. At December 31, 2012, we had 565 multifamily real estate loans with an average loan balance of approximately $1.1 million. At December 31, 2012, our largest multifamily real estate loan had a principal balance of $13.2 million and was performing in accordance with its original contractual terms. Substantially all of our multifamily real estate loans are secured by properties located in our market areas.

Our multifamily real estate loans typically amortize over 20 to 30 years with interest rates that adjust after an initial five- or 10-year period, and every five years thereafter. Margins generally range from 275 basis points to 350 basis points above the average yield on U.S. Treasury securities, adjusted to a constant maturity of similar term, as published by the Federal Reserve Board for loans originated prior to 2009. Adjustable rate loans originated subsequent to 2008 generally have been indexed to the five-year LIBOR swaps rate as published in the Federal Reserve Statistical Release adjusted for a negotiated margin. We also originate, to a lesser extent, 10- to 15-year fixed-rate, fully amortizing loans. In general, our multifamily real estate loans have interest rate floors equal to the interest rate on the date the loan is originated, and have prepayment penalties should the loan be prepaid in the initial five years.

In underwriting multifamily real estate loans, we consider a number of factors, including the ratio of the projected net cash flow to the loan’s debt service requirement (generally requiring a minimum ratio of 120%), the age and condition of the collateral, the financial resources and income of the borrower, and the borrower’s experience in owning or managing similar properties. Multifamily real estate loans generally are originated in amounts up to 75% of the appraised value of the property securing the loan. We require title insurance, fire and extended coverage casualty insurance, and, if appropriate, flood insurance, in order to protect our security interest in the underlying property. Although a significant portion of our multifamily real estate loans are referred by brokers, we underwrite all multifamily real estate loans in accordance with our underwriting standards. Due to competitor considerations, as is customary in our marketplace, we typically do not obtain personal guarantees from multifamily real estate borrowers.

Loans secured by multifamily real estate properties generally have less credit risk than other commercial real estate loans. The repayment of loans secured by multifamily real estate properties typically depends on the successful operation of the property. If the cash flow from the project is reduced, the borrower’s ability to repay the loan may be impaired.

In a ruling that was contrary to a 1996 advisory opinion from the New York State Division of Housing and Community Renewal that owners of housing units who benefited from the receipt of “J-51” tax incentives under the Rent Stabilization Law are eligible to decontrol apartments, the New York State Court of Appeals ruled on October 22, 2009, that residential housing units located in two major housing complexes in New York City had been illegally decontrolled by the current and previous property owners. This ruling may subject other property owners that have previously or are currently benefiting from a J-51 tax incentive to litigation, possibly resulting in a significant reduction to property cash flows. Based on management’s assessment of its multifamily loan portfolio, we believe that only one loan may be affected by the ruling regarding J-51. The loan has a principal balance of $7.5 million at December 31, 2012, and is performing in accordance with its original contractual terms.

Commercial Real Estate Loans.    Commercial real estate loans totaled $315.5 million, or 25.43% of our loan portfolio as of December 31, 2012. At December 31, 2012, our commercial real estate loan portfolio consisted of 334 loans with an average loan balance of approximately $945,000, although there are a large number of loans with balances substantially greater than this average. At December 31, 2012, our largest commercial real estate loan had a principal balance of $9.1 million, was secured by a hotel, and was performing in accordance with its original contractual terms. Substantially all of our commercial real estate loans are secured by properties located in our primary market areas.

The table below sets forth the property types collateralizing our commercial real estate loans as of December 31, 2012.

	At December 31, 2012
	Amount	Percent
	(Dollars in thousands)
Manufacturing	$36,058	11.4%
Office Building	65,548	20.8
Warehousing	34,648	11.0
Mixed Use	30,169	9.6
Accomodations	28,272	9.0
Retail	41,571	13.2
Services	18,433	5.8
Restaurant	8,865	2.8
Schools/Day Care	11,026	3.5
Recreational	10,374	3.3
Other	30,486	9.7

	$315,450	100.0%

Our commercial real estate loans typically amortize over 20 to 25 years with interest rates that adjust after an initial five- or 10-year period, and every five years thereafter. Margins generally range from 275 basis points to 350 basis points above the average yield on U.S. Treasury securities, adjusted to a constant maturity of similar term, as published by the Federal Reserve Board for loans originated prior to 2009. Adjustable rate loans originated subsequent to 2008 have generally been indexed to the five year London Interbank Offered Rate (LIBOR) swaps rate as published in the Federal Reserve Statistical Release, adjusted for a negotiated margin. We also originate, to a lesser extent, 10- to 15-year fixed-rate, fully amortizing loans. In general, our commercial real estate loans have interest rate floors equal to the interest rate on the date the loan is originated, and generally have prepayment penalties if the loan is repaid in the initial five years.

In the underwriting of commercial real estate loans, we generally lend up to the lesser of 75% of the property’s appraised value or purchase price. Certain single use property types have lower loan to appraised value ratios. We base our decision to lend primarily on the economic viability of the property and the creditworthiness of the borrower. In evaluating a proposed commercial real estate loan, we emphasize the ratio of the property’s projected net cash flow to the loan’s debt service requirement (generally requiring a minimum ratio of 125%), computed after deduction for a vacancy factor, when applicable, and property expenses we deem appropriate. Personal guarantees of the principals are typically obtained. We require title insurance, fire and extended coverage casualty insurance, and, if appropriate, flood insurance, in order to protect our security interest in the underlying property. Although a significant portion of our commercial real estate loans are referred to us by brokers, we underwrite all commercial real estate loans in accordance with our underwriting standards.

Commercial real estate loans generally carry higher interest rates and have shorter terms than one-to-four family residential real estate loans. Commercial real estate loans also generally have greater credit risk compared to one-to-four family residential real estate loans, as they typically involve larger loan balances concentrated with single borrowers or groups of related borrowers. In addition, the payment of loans secured by income-producing properties typically depends on the successful operation of the property or business, as repayment of the loan generally depends on sufficient income from the property to cover operating expenses and debt service. Changes in economic conditions that are not in the control of the borrower or lender may affect the value of the collateral for the loan or the future cash flow of the property. Additionally, any decline in real estate values may be more pronounced for commercial real estate than for residential properties.

Construction and Land Loans.    At December 31, 2012, construction and land loans totaled $23.2 million, or 1.87% of total loans receivable. At December 31, 2012, the additional un-advanced portion of these construction loans totaled $774,000. At December 31, 2012, we had 17 construction and land loans with an average loan balance of approximately $1.4 million. At December 31, 2012, our largest construction and land loan had a principal balance of $5.0 million and was for the purpose of refinancing a land loan. This loan is performing in accordance with its original contractual terms.

Our construction and land loans typically are interest-only loans with interest rates that are tied to the prime rate as published in The Wall Street Journal. Margins generally range from zero basis points to 200 basis points above the prime rate. We also originate, to a lesser extent, 10- to 15-year fixed-rate, fully amortizing land loans. In general, our construction and land loans have interest rate floors equal to the interest rate on the date the loan is originated, and we do not typically charge prepayment penalties.

We grant construction and land loans to experienced developers for the construction of single-family residences, including condominiums, and commercial properties. Construction and land loans also are made to individuals for the construction of their personal residences. Advances on construction loans are made in accordance with a schedule reflecting the cost of construction, but are generally limited to a loan-to-completed appraised value ratio of 70%. Repayment of construction loans on residential properties normally is expected from the sale of units to individual purchasers, or in the case of individuals building their own residences, with a permanent mortgage. In the case of income-producing property, repayment usually is expected from permanent financing upon completion of construction. We typically offer permanent mortgage financing on our construction loans on income-producing properties.

Land loans also help finance the purchase of land intended for future development, including single-family housing, multifamily housing, and commercial property. In some cases, we may make an acquisition loan before the borrower has received approval to develop the land. In general, the maximum loan-to-value ratio for land acquisition loans is 50% of the appraised value of the property, and the maximum term of these loans is two years. Generally, if the maturity of the loan exceeds two years, the loan must be an amortizing loan.

Construction and land loans generally carry higher interest rates and have shorter terms than one-to-four family residential real estate loans. Construction and land loans have greater credit risk than long-term financing on improved, owner-occupied real estate. Risk of loss on a construction loan depends largely upon the accuracy of the initial estimate of the real estate value at completion of construction as compared to the estimated cost (including interest) of construction and other assumptions. If the estimate of construction costs is inaccurate, we may decide to advance additional funds beyond the amount originally committed in order to protect the value of the real estate. However, if the estimated value of the completed project is inaccurate, the borrower may hold the real estate with a value that is insufficient to assure full repayment of the construction loan upon its sale. In the event we make a land acquisition loan on real estate that is not yet approved for the planned development, there is a risk that approvals will not be granted or will be delayed. Construction loans also expose us to a risk that improvements will not be completed on time in accordance with specifications and projected costs. In addition, the ultimate sale or rental of the real estate may not occur as anticipated and the market value of collateral, when completed, may be less than the outstanding loans against the real estate and there may be no permanent financing available upon completion. Substantially all of our construction and land loans are secured by real estate located in our primary market areas.

Commercial and Industrial Loans.    At December 31, 2012, commercial and industrial loans totaled $14.8 million, or 1.19% of the total loan portfolio. As of December 31, 2012, we had 97 commercial and industrial loans with an average loan balance of approximately $152,000, although we originate these types of loans in amounts substantially greater than this average. At December 31, 2012, our largest commercial and industrial loan had a principal balance of $2.6 million and was performing in accordance with its original contractual terms.

Our commercial and industrial loans typically amortize over 10 years with interest rates that are tied to the prime rate as published in The Wall Street Journal. Margins generally range from zero basis points to 300 basis points above the prime rate. We also originate, to a lesser extent, 10 year fixed-rate, fully amortizing loans. In general, our commercial and industrial loans have interest rate floors equal to the interest rate on the date the loan is originated and have prepayment penalties.

We make various types of secured and unsecured commercial and industrial loans for the purpose of working capital and other general business purposes. The terms of these loans generally range from less than one year to a maximum of 15 years. The loans either are negotiated on a fixed-rate basis or carry adjustable interest rates indexed to a market rate index.

Commercial credit decisions are based on our credit assessment of the applicant. We evaluate the applicant’s ability to repay in accordance with the proposed terms of the loan and assess the risks involved. Personal guarantees of the principals are typically obtained. In addition to evaluating the loan applicant’s financial statements, we consider the adequacy of the secondary sources of repayment for the loan, such as pledged collateral and the financial stability of the guarantors. Credit agency reports of each guarantor’s personal credit history supplement our analysis of the applicant’s creditworthiness. We also attempt to confirm with other banks and conduct trade investigations as part of our credit assessment of the borrower. Collateral securing a loan also is analyzed to determine its marketability.

Commercial and industrial loans generally carry higher interest rates than one-to-four family residential real estate loans of like maturity because they have a higher risk of default since their repayment generally depends on the successful operation of the borrowers’ business.

One-to-Four Family Residential Real Estate Loans.    At December 31, 2012, we had 338 one-to-four family residential real estate loans outstanding with an aggregate balance of $64.7 million, or 5.22% of our total loan portfolio. As of December 31, 2012, the average balance of one-to-four family residential real estate loans was approximately $192,000, although we originate this type of loan in amounts substantially greater than this average. At December 31, 2012, our largest loan of this type had a principal balance of $2.3 million and was 31 days past due at that date.

For all one-to-four family residential real estate loans originated through the origination assistance agreement with our third-party underwriter, upon receipt of a completed loan application from a prospective borrower: (1) a credit report is reviewed; (2) income, assets, indebtedness and certain other information are reviewed; (3) if necessary, additional financial information is required of the borrower; and (4) an appraisal of the real estate intended to secure the proposed loan is ordered from an independent appraiser. One-to-four family residential real estate loans sold to our third-party underwriter under a Loan and Servicing Rights Purchase and Sale Agreement totaled $11.9 million and $11.2 million during the years ended December 31, 2012 and 2011, respectively.

We generally do not offer “interest only” mortgage loans on one-to-four family residential real estate properties, where the borrower pays interest for an initial period, after which the loan converts to a fully amortizing loan. We also do not offer loans that provide for negative amortization of principal, such as “Option ARM” loans, where the borrower can pay less than the interest owed on the loan, resulting in an increased principal balance during the life of the loan. We do not offer “subprime loans” (loans to borrowers with weak credit histories typically characterized by payment delinquencies, previous charge-offs, judgments, bankruptcies, or borrowers with questionable repayment capacity as evidenced by low credit scores or high debt-burden ratios).

Home Equity Loans and Lines of Credit.    At December 31, 2012, we had 570 home equity loans and lines of credit with an aggregate outstanding balance of $33.6 million, or 2.71% of our total loan portfolio. Of this total, outstanding home equity lines of credit totaled $17.4 million, or 1.41% of our total loan portfolio. At December 31, 2012, the average home equity loan and line of credit balance was approximately $59,000, although we originate these types of loans in amounts substantially greater than this average. At December 31, 2012, our largest outstanding home equity line of credit was $1.5 million and was on non-accrual status. At December 31, 2012, our largest home equity loan was $242,000 and was performing in accordance with its original contractual terms.

We offer home equity loans and home equity lines of credit that are secured by the borrower’s primary residence or second home. Home equity lines of credit are adjustable rate loans tied to the prime rate as published in The Wall Street Journal adjusted for a margin, and have a maximum term of 20 years during which time the borrower is required to make principal payments based on a 20-year amortization. Home equity lines generally have interest rate floors and ceilings. The borrower is permitted to draw against the line during the entire term on originations occurring prior to June 15, 2011. For home equity loans originated from June 15, 2011 forward, the borrower is only permitted to draw against the line for the initial 10 years. Our home equity loans typically are fully amortizing with fixed terms to 20 years. Home equity loans and lines of credit generally are underwritten with the same criteria we use to underwrite fixed-rate, one-to-four family residential real estate loans. Home equity loans and lines of credit may be underwritten with a loan-to-value ratio of 80% when combined with the principal balance of the existing mortgage loan. We appraise the property securing the loan at the time of the loan application to determine the value of the property. At the time we close a home equity loan or line of credit, we record a mortgage to perfect our security interest in the underlying collateral.

Insurance premium loans.    At December 31, 2012, insurance premium loans totaled $26,000. We sold the majority of our portfolio of insurance premium finance loans during the year ended December 31, 2012 and retained cancelled loans. We will hold cancelled loans until their ultimate resolution, which is generally a payment from the insurance carrier in the amount of the unearned premium which generally exceeds the loan balance.

Purchased credit-impaired (PCI) Loans.    PCI loans are accounted for in accordance with Accounting Standards Codification (ASC) Subtopic 310-30, “Loans and Debt Securities Acquired with Deteriorated Credit Quality,” since all of these loans were acquired at a discount attributable, at least in part, to credit quality. PCI loans were initially recorded at fair value (as determined by the present value of expected future cash flows) with no valuation allowance (i.e., allowance for loan losses). Under ASC Subtopic 310-30, the PCI loans were aggregated and accounted for as pools of loans based on common risk characteristics. The PCI loans had a carrying balance of approximately $75.3 million at December 31, 2012, or 6.07% of our total loan portfolio. PCI loans consist of approximately 39% commercial real estate, 52% commercial and industrial loans with the remaining balance in residential and home equity loans. At December 31, 2012, based on contractual principal (not carrying balance), 5.4% of PCI loans were past due 30 to 89 days, and 11.4% were past due 90 days or more.

The difference between the undiscounted cash flows expected at acquisition and the investment in the PCI loans, or the “accretable yield,” is recognized as interest income utilizing the level-yield method over the life of the loans in each pool. Contractually required payments of interest and principal that exceed the undiscounted cash flows expected at acquisition, or the “non-accretable difference,” are not recognized as a yield adjustment or as a loss accrual or a valuation allowance. Increases in expected cash flows subsequent to the acquisition are recognized prospectively through an adjustment of the yield on the pool over its remaining life, while decreases in expected cash flows are recognized as impairment through a loss provision and an increase in the allowance for loan losses.

Non-Performing and Problem Assets

When a loan is over 15 days delinquent, we generally send the borrower a late charge notice. When a loan is 30 days past due, we generally mail the borrower a letter reminding the borrower of the delinquency and, except for loans secured by one-to-four family residential real estate, we attempt personal, direct contact with the borrower to determine the reason for the delinquency, to ensure the borrower correctly understands the terms of the loan, and to emphasize the importance of making payments on or before the due date. If necessary, additional late charges and delinquency notices are issued and the account will be monitored. After 90 days of delinquency, we send the borrower a final demand for payment and generally refer the loan to legal counsel to commence foreclosure and related legal proceedings. Our loan officers can shorten these time frames in consultation with the Chief Lending Officer.

Generally, loans (excluding PCI loans) are placed on non-accrual status when payment of principal or interest is 90 days or more delinquent unless the loan is considered well-secured and in the process of collection. Loans also are placed on non-accrual status at any time if the ultimate collection of principal or interest in full is in doubt. When loans are placed on non-accrual status, unpaid accrued interest is reversed, and further income is recognized only to the extent received, and only if the principal balance is deemed fully collectible. The loan may be returned to accrual status if both principal and interest payments are brought current and factors indicating doubtful collection no longer exist, including performance by the borrower under the loan terms for a six-month period. Our Chief Lending Officer reports monitored loans, including all loans rated watch, special mention, substandard, doubtful or loss, to the loan committee of the board of directors at least quarterly.

To minimize our losses on delinquent loans we work with borrowers experiencing financial difficulties and will consider modifying existing loan terms and conditions that we would not otherwise consider, commonly referred to as troubled debt restructurings (“TDR”). We record an impairment loss associated with TDRs, if any, based on the present value of expected future cash flows discounted at the original loan’s effective interest rate or the underlying collateral value, less cost to sell, if the loan is collateral dependent. Once an obligation has been restructured because of credit problems, it continues to be considered restructured until paid in full or, if the obligation yields a market rate (a rate equal to or greater than the rate we were willing to accept at the time of the restructuring for a new loan with comparable risk), until the year subsequent to the year in which the restructuring takes place, provided the borrower has performed under the modified terms for a six-month period.

PCI loans are subject to the same internal credit review process as non-PCI loans. If and when unexpected credit deterioration occurs at the loan pool level subsequent to the acquisition date, a provision for credit losses for PCI loans will be charged to earnings for the full amount of the decline in expected cash flows for the pool. Under the accounting guidance of ASC Subtopic 310-30, for acquired credit impaired loans, the allowance for loan losses on PCI loans is measured at each financial reporting date based on future expected cash flows. This assessment and measurement is performed at the pool level and not at the individual loan level. Accordingly, decreases in expected cash flows resulting from further credit deterioration on a pool of acquired PCI loan pools as of such measurement date compared to those originally estimated are recognized by recording a provision and allowance for credit losses on PCI loans. Subsequent increases in the expected cash flows of the loans in that pool would first reduce any allowance for loan losses on PCI loans, and any excess will be accreted prospectively as a yield adjustment.

We consider our PCI loans to be performing due to the application of the yield accretion method under ASC Topic 310-30. ASC Topic 310-30 allows us to aggregate credit-impaired loans acquired in the same fiscal quarter into one or more pools, provided that the loans have common risk characteristics. A pool is then accounted for as a single asset with a single composite interest rate and an aggregate expectation of cash flows. Accordingly, loans that may have been classified as non-performing loans by the acquired company are no longer classified as non-performing because, at the respective dates of acquisition, we believed that we would fully collect the new carrying value of these loans. The new carrying value represents the contractual balance, reduced by the portion expected to be uncollectible (referred to as the “non-accretable difference”) and by an accretable yield (discount) that is recognized as interest income. It is important to note that management’s judgment is required in reclassifying loans subject to ASC Topic 310-30 as performing loans, and is dependent on having a reasonable expectation about the timing and amount of the cash flows to be collected, even if a loan is contractually past due.

Non-Performing and Restructured Loans excluding PCI Loans.    The table below sets forth the amounts and categories of our non-performing assets at the dates indicated. At December 31, 2012, 2011, 2010, 2009, and 2008, we had troubled debt restructurings of $19.3 million, $23.3 million, $20.0 million, $10.7 million, and $1.0 million, respectively, which are included in the appropriate categories within non-accrual loans. Additionally, we had $25.7 million, $18.3 million, $11.2 million, and $7.3 million of troubled debt restructurings on accrual status at December 31, 2012, 2011, 2010, and 2009, respectively, that do not appear in the table below. We had no troubled debt restructurings on accrual status at December 31, 2008. Generally, the types of concessions that we make to troubled borrowers include reductions in interest rates and payment extensions. At December 31, 2012, 84% of TDRs were commercial real estate loans, 5% were construction loans, 5% were multifamily loans, 3% were commercial and industrial loans, 1% were home equity loans, and 2% were one-to-four family residential loans. At December 31, 2012, all $25.7 million of accruing troubled debt restructurings, and $16.0 million of the $19.3 million of non-accruing troubled debt restructurings, were performing in accordance with their restructured terms.

	At December 31,
	2012	2011	2010	2009	2008
	(Dollars in thousands)
Non-accrual loans:
Real estate loans:
Commercial	$22,425	$34,659	$46,388	$28,802	$4,416
One-to-four family residential	6,333	1,338	1,275	2,066	1,093
Construction and land	2,070	2,131	5,122	6,843	2,675
Multifamily	1,169	2,175	4,863	2,118	1,131
Home equity and lines of credit	1,694	1,766	181	62	100
Commercial and industrial loans	1,256	1,575	1,323	1,740	86
Insurance premium loans	—	137	129	—	—
Other loans	—	—	—	—	1

Total non-accrual loans	34,947	43,781	59,281	41,631	9,502

Loans delinquent 90 days or more and still accruing:
Real estate loans:
Commercial	349	13	—	—	—
One-to-four family residential	270	—	1,108	—	—
Construction and land	—	—	404
Multifamily	—	72	—	—	137
Home equity and lines of credit	—	—	59	—	—
Other	2	—	—	—	—
Commercial and industrial loans	—	—	38	191	—

Total loans delinquent 90 days or more and still accruing	621	85	1,609	191	137

Total non-performing loans	35,568	43,866	60,890	41,822	9,639

Other real estate owned	870	3,359	171	1,938	1,071

Total non-performing assets	$36,438	$47,225	$61,061	$43,760	$10,710

Ratios:
Non-performing loans to total loans held-for-investment, net	2.86%	4.08%	7.36%	5.73%	1.63%
Non-performing loans to orginated loans held-for-investment	3.34	4.45	7.36	5.73	1.63
Non-performing assets to total assets	1.30	1.99	2.72	2.19	0.61
Total assets	$2,813,201	$2,376,918	$2,247,167	$2,002,274	$1,757,761
Loans held-for-investment, net	$1,242,982	$1,074,467	$827,591	$729,269	$589,984

At December 31, 2012, based on contractual principal, 5.4% of PCI loans were past due 30 to 89 days, and 11.4% were past due 90 days or more. At December 31, 2011, based on contractual principal, 9.0% of PCI loans were past due 30 to 89 days, and 16.1% were past due 90 days or more, as compared to 8.0% and 13.9% at October 14, 2011.

The table below sets forth the property types collateralizing non-accrual commercial real estate loans at December 31, 2012.

	Amount	Percent
	(in thousands)
Manufacturing	$7,223	32.3%
Office building	6,070	27.1
Restaurant	2,746	12.2
Accomodations	2,678	11.9
Recreational	3,003	13.4
Other	705	3.1

Total	$22,425	100.0%

Other Real Estate Owned.    Real estate acquired by us as a result of foreclosure or by deed in lieu of foreclosure is classified as real estate owned. On the date property is acquired it is recorded at the lower of cost or estimated fair value, establishing a new cost basis. Estimated fair value generally represents the sale price a buyer would be willing to pay on the basis of current market conditions, including normal terms from other financial institutions, less the estimated costs to sell the property. Holding costs and declines in estimated fair value result in charges to expense after acquisition. Other real estate owned consisted of four properties with an aggregate carrying value of approximately $870,000 at December 31, 2012, as compared to $3.4 million at December 31, 2011. The December 31, 2012 amount includes properties with an aggregate carrying value of approximately $823,000 acquired from the Merger. The December 31, 2011, amount includes properties with an aggregate carrying value of approximately $1.2 million acquired from the FDIC-assisted acquisition.

Potential Problem Loans and Classification of Assets.    The current economic environment continues to negatively affect certain borrowers. Our loan officers and credit administration department continue to monitor their loan portfolios, including evaluation of borrowers’ business operations, current financial condition, underlying values of any collateral, and assessment of their financial prospects in the current and deteriorating economic environment. Based on these evaluations, we determine an appropriate strategy to assist borrowers, with the objective of maximizing the recovery of the related loan balances.

Our policies, consistent with regulatory guidelines, provide for the classification of loans and other assets that are considered to be of lesser quality as substandard, doubtful, or loss assets. An asset is considered substandard if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Substandard assets include those assets characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected. Assets classified as doubtful have all of the weaknesses inherent in those classified substandard with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable. Assets (or portions of assets) classified as loss are those considered uncollectible and of such little value that their continuance as assets is not warranted. Assets that do not expose us to risk sufficient to warrant classification in one of the aforementioned categories, but which possess potential weaknesses that deserve our close attention, are designated as special mention. At December 31, 2012, classified assets consisted of substandard assets of $38.7 million and no doubtful or loss assets. We also had $42.4 million of assets designated as special mention. At December 31, 2011, classified assets consisted of substandard assets of $36.0 million and no doubtful or loss assets. We also had $36.8 million of assets designated as special mention.

Our determination as to the classification of our assets (and the amount of our loss allowances) is subject to review by our principal federal regulator, the Office of the Comptroller of the Currency, which can require that we adjust our classification and related loss allowances. We regularly review our asset portfolio to determine whether any assets require classification in accordance with applicable regulations. We also engage the services of a third-party to review, on a test basis, our classifications on a semi-annual basis.

Allowance for Loan Losses

We provide for loan losses based on the consistent application of our documented allowance for loan loss methodology. Loan losses are charged to the allowance for loans losses and recoveries are credited to it. Additions to the allowance for loan losses are provided by charges against income based on various factors which, in our judgment, deserve current recognition in estimating probable losses. We regularly review the loan portfolio and make adjustments for loan losses in order to maintain the allowance for loan losses in accordance with GAAP. The allowance for loan losses consists primarily of the following two components:

(1) Allowances are established for impaired loans (which we generally define as non-accrual loans with an outstanding balance of $500,000 or greater, and troubled debt restructurings). The amount of impairment provided is represented by the deficiency, if any, between the present value of expected future cash flows discounted at the original loan’s effective interest rate or the underlying collateral value (less estimated costs to sell), if the loan is collateral dependent, and the carrying value of the loan. Impaired loans that have no impairment losses are not considered for general valuation allowances described below. Generally, we charge down a loan to the estimated fair value of the underlying collateral, less costs to sell, and maintain an allowance for loan losses for expected losses related to discounts to facilitate a sale of the property.

(2) General allowances are established for loan losses on a portfolio basis for loans that do not meet the definition of impaired. The portfolio is grouped into similar risk characteristics, primarily loan type, loan-to-value, if collateral dependent, and internal credit risk rating. We apply an estimated loss rate to each loan group. The loss rates applied are based on our cumulative prior two year loss experience adjusted, as appropriate, for the environmental factors discussed below. This evaluation is inherently subjective as it requires material estimates that may be susceptible to significant revisions based upon changes in economic and real estate market conditions. Actual loan losses may be significantly more than the allowance for loan losses we have established, which could have a material negative effect on our financial results. Within general allowances is an unallocated reserve established to recognize losses related to the inherent subjective nature of the appraisal process and the internal credit risk rating process.

The adjustments to our loss experience are based on our evaluation of several environmental factors, including:

•

changes in local, regional, national, and international economic and business conditions and developments that affect the collectability of our portfolio, including the condition of various market segments;

•	changes in the nature and volume of our portfolio and in the terms of our loans;

•	changes in the experience, ability, and depth of lending management and other relevant staff;

•	changes in the volume and severity of past due loans, the volume of non-accrual loans, and the volume and severity of adversely classified or graded loans;

•	changes in the quality of our loan review system;

•	changes in the value of underlying collateral for collateral-dependent loans;

•	the existence and effect of any concentrations of credit, and changes in the level of such concentrations; and

•	the effect of other external factors such as competition and legal and regulatory requirements on the level of estimated credit losses in our existing portfolio.

In evaluating the estimated loss factors to be utilized for each loan group, management also reviews actual loss history over an extended period of time as reported by the Federal Deposit Insurance Corporation for institutions both nationally and in our market area for periods that are believed to have been under similar economic conditions.

We evaluate the allowance for loan losses based on the combined total of the impaired and general components for originated loans. Generally when the loan portfolio increases, absent other factors, our allowance for loan loss methodology results in a higher dollar amount of estimated probable losses. Conversely, when the loan portfolio decreases, absent other factors, our allowance for loan loss methodology results in a lower dollar amount of estimated probable losses.

We also maintain an unallocated component related to the general loss allocation. Management does not target a specific unallocated percentage of the total general allocation, or total allowance for loan losses. The primary purpose of the unallocated component is to account for the inherent imprecision of the loss estimation process related primarily to periodic updating of appraisals on impaired loans, as well as periodic updating of commercial loan credit risk ratings by loan officers and our internal credit audit process. Generally, management will establish higher levels of unallocated reserves between independent credit audits, and between appraisal reviews for larger impaired loans. Adjustments to the provision for loans due to the receipt of updated appraisals is mitigated by management’s quarterly review of real estate market index changes, and reviews of property valuation trends noted in current appraisals being received on other impaired and unimpaired loans. These changes in indicators of value are applied to impaired loans that are awaiting updated appraisals.

Each quarter we evaluate the allowance for loan losses and adjust the allowance as appropriate through a provision or recovery for loan losses. While we use the best information available to make evaluations, future adjustments to the allowance may be necessary if conditions differ substantially from the information used in making the evaluations. In addition, as an integral part of their examination process, the Office of the Comptroller of the Currency will periodically review the allowance for loan losses. The Office of the Comptroller of the Currency may require us to adjust the allowance based on their analysis of information available to them at the time of their examination. Our last completed regulatory examination rating was as of October 8, 2012.

The following table sets forth activity in our allowance for loan losses for the years indicated.

	At or For the Years Ended December 31,
	2012	2011	2010	2009	2008
	(Dollars in thousands)
Balance at beginning of year	$26,836	$21,819	$15,414	$8,778	$5,636

Charge-offs:
Commercial real estate	(1,828)	(5,398)	(987)	(1,348)	(1,002)
One-to-four family residential	(1,300)	(101)	—	(63)	—
Construction and land	(43)	(693)	(443)	(686)	(761)
Multifamily	(729)	(718)	(2,132)	(164)	—
Insurance premium finance loans	(198)	(70)	(101)	—	—
Commercial and industrial	(90)	(638)	(36)	(141)	(165)
Home equity and lines of credit	(2)	(62)	—	—	—
Other	(3)	—	—	—	(12)

Total charge-offs	(4,193)	(7,680)	(3,699)	(2,402)	(1,940)
Recoveries:
Commercial real estate	107	55	—	—	—
Multifamily	9	—	—	—	—
Commercial and industrial	86	23	—	—	—
Insurance premium finance loans	18	30	20	—	—
Other	25	—	—	—	—

Total recoveries	245	108	20	—	—

Net (charge-offs) recoveries	(3,948)	(7,572)	(3,679)	(2,402)	(1,940)
Provision for loan losses	3,536	12,589	10,084	9,038	5,082

Balance at end of year	$26,424	$26,836	$21,819	$15,414	$8,778

Ratios:
Net charge-offs to average loans outstanding	0.36%	0.78%	0.47%	0.37%	0.38%
Allowance for loan losses to non-performing loans held-for- investment at end of year	87.73	66.40	35.83	36.86	91.07
Allowance for loan losses to originated loans held-for- investment, net at end of year	2.48	2.72	2.64	2.11	1.49
Allowance for loan losses to total loans held-for- investment at end of year	2.13	2.50	2.64	2.11	1.49

As of December 31, 2012 and 2011, the Company provided allowance for loan losses of $236,000 and $0, respectively, for PCI loans acquired in October 2011. Loans held-for-sale are excluded from the allowance for loan losses coverage ratios in the table above. Acquired loans did not require an allowance for loan losses at December 31, 2012.

Allocation of Allowance for Loan Losses.    The following tables set forth the allowance for loan losses allocated by loan category and the percent of loans in each category to total loans at the dates indicated. The allowance for loan losses allocated to each category is not necessarily indicative of future losses in any particular category and does not restrict the use of the allowance to absorb losses in other categories.

	At December 31,
	2012		2011		2010
	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
Real estate loans:
Commercial	$13,343	52.90%	$14,120	54.88%	$12,654	41.04%
One-to-four family residential	623	2.47	967	3.76	570	9.44
Construction and land	994	3.94	1,189	4.62	1,855	4.24
Multifamily	7,086	28.09	6,772	26.32	5,137	34.30
Home equity and lines of credit	623	2.47	418	1.62	242	3.40
Commercial and industrial	2,297	9.11	2,035	7.91	719	2.06
Insurance premium loans	3	0.01	186	0.72	111	5.39
Purchase credit-impaired (PCI) loans	236	0.94	—	—	—	—
Other	18	0.07	40	0.16	28	0.13

Total allocated allowance	25,223	100.00%	25,727	100.00%	21,316	100.00%

Unallocated	1,201		1,109		503

Total	$26,424		$26,836		$21,819

	At December 31,
	2009		2008
	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
Real estate loans:
Commercial	$8,403	44.99%	$5,176	49.05%
One-to-four family residential	163	12.48	131	17.49
Construction and land	2,409	6.11	1,982	8.85
Multifamily	1,866	24.48	788	18.41
Home equity and lines of credit	210	3.58	146	4.10
Commercial and industrial	1,877	2.64	523	1.87
Insurance premium finance loans	101	5.54	—	—
Other	34	0.18	32	0.23

Total allocated allowance	15,063	100.00%	8,778	100.00%

Unallocated	351		—

Total	$15,414		$8,778

Investments

We conduct investment transactions in accordance with our board approved investment policy which is reviewed at least annually by the risk committee of the board of directors. Any changes to the policy are subject to ratification by the full board of directors. This policy dictates that investment decisions give consideration to the safety of the investment, liquidity requirements, potential returns, the ability to provide collateral for pledging requirements, and consistency with our interest rate risk management strategy. Our Treasurer or securities analyst execute our securities portfolio transactions, within policy requirements, with the approval of either the Chief Executive Officer or the President. NSB Services Corp.’s and NSB Realty Trust’s investment officers execute security portfolio transactions in accordance with investment policies that substantially mirror Northfield Bank’s investment policy. All purchase and sale transactions are reviewed by the risk committee at least quarterly.

Our current investment policy permits investments in mortgage-backed securities, including pass-through securities and real estate mortgage investment conduits (REMICs). The investment policy also permits, with certain limitations, investments in debt securities issued by the U.S. Government, agencies of the U.S. Government or U.S. Government-sponsored enterprises (GSEs), asset-backed securities, money market mutual funds, federal funds, investment grade corporate bonds, reverse repurchase agreements, and certificates of deposit.

Northfield Bank’s investment policy does not permit investment in municipal bonds, or preferred and common stock of other entities including U.S. Government sponsored enterprises, other than our required investment in the common stock of the Federal Home Loan Bank of New York or as permitted for community reinvestment purposes or for the purposes of funding the Bank’s deferred compensation plan. Northfield-Delaware may invest in equity securities of other financial institutions up to certain limitations. As of December 31, 2012, we held no asset-backed securities other than mortgage-backed securities. Our board of directors may change these limitations in the future.

Our current investment policy does not permit hedging through the use of such instruments as financial futures or interest rate options and swaps.

At the time of purchase, we designate a security as either held-to-maturity, available-for-sale, or trading, based upon our ability and intent to hold such securities. Trading securities and securities available-for-sale are reported at estimated fair value, and securities held-to-maturity are reported at amortized cost. A periodic review and evaluation of the available-for-sale and held-to-maturity securities portfolios is conducted to determine if the estimated fair value of any security has declined below its carrying value and whether such impairment is other-than-temporary. If such impairment is deemed to be other-than-temporary, the security is written down to a new cost basis and the resulting loss is charged against earnings. The estimated fair values of our securities are obtained from an independent nationally recognized pricing service (see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” for further discussion). At December 31, 2012, our investment portfolio consisted primarily of mortgage-backed securities guaranteed by GSEs and to a lesser extent private label mortgage-backed securities, mutual funds and corporate securities. The market for these securities primarily consists of other financial institutions, insurance companies, real estate investment trusts, and mutual funds.

We purchase mortgage-backed securities insured or guaranteed primarily by the Federal National Mortgage Association (“Fannie Mae”), the Federal Home Loan Mortgage Corporation (“Freddie Mac”), or the Government National Mortgage Association (“Ginnie Mae”), and to a lesser extent, securities issued by private companies (private label). We invest in mortgage-backed securities to achieve positive interest rate spreads with minimal administrative expense, and to lower our credit risk as a result of the guarantees provided by Fannie Mae, Freddie Mac, or Ginnie Mae as well as to provide us liquidity to fund loan originations and deposit outflows. In September 2008, the Federal Housing Finance Agency placed Freddie Mac and Fannie Mae into conservatorship. The U.S. Treasury Department has established financing agreements to ensure that Freddie Mac and Fannie Mae meet their obligations to holders of mortgage-backed securities that they have issued or guaranteed.

Mortgage-backed securities are securities sold in the secondary market that are collateralized by pools of mortgages. Certain types of mortgage-backed securities are commonly referred to as “pass-through” certificates because the principal and interest of the underlying loans is “passed through” pro rata to investors, net of certain costs, including servicing and guarantee fees, in proportion to an investor’s ownership in the entire pool. The issuers of such securities, pool mortgages and resell the participation interests in the form of securities to investors. The interest rate on the security is lower than the interest rates on the underlying loans to allow for payment of servicing and guaranty fees. Ginnie Mae, a U.S. Government agency, and GSEs, such as Fannie Mae and Freddie Mac, may guarantee the payments, or guarantee the timely payment of principal and interest to investors.

Mortgage-backed securities are more liquid than individual mortgage loans since there is a more active market for such securities. In addition, mortgage-backed securities may be used to collateralize our specific liabilities and obligations. Investments in mortgage-backed securities issued or guaranteed by GSEs involve a risk that actual payments will be greater or less than estimated at the time of purchase, which may require adjustments to the amortization of any premium or accretion of any discount relating to such interests, thereby affecting the net yield on our securities. We periodically review current prepayment speeds to determine whether prepayment estimates require modification that could cause adjustment of amortization or accretion.

REMICs are a type of mortgage-backed security issued by special-purpose entities that aggregate pools of mortgages and mortgage-backed securities and create different classes of securities with varying maturities and amortization schedules, as well as a residual interest, with each class possessing different risk characteristics. The cash flows from the underlying collateral are generally divided into “tranches” or classes that have descending priorities with respect to the distribution of principal and interest cash flows.

The timely payment of principal and interest on these REMICs is generally supported (credit enhanced) in varying degrees by either insurance issued by a financial guarantee insurer, letters of credit, over collateralization, or subordination techniques. Substantially all of these securities are rated “AAA” by Standard & Poor’s or Moody’s at the time of purchase. Privately issued REMICs and pass-throughs can be subject to certain credit-related risks normally not associated with U.S. Government agency and GSE mortgage-backed securities. The loss protection generally provided by the various forms of credit enhancements is limited, and losses in excess of certain levels are not protected. Furthermore, the credit enhancement itself is subject to the creditworthiness of the credit enhancer. Thus, in the event a credit enhancer does not fulfill its obligations, the holder could be subject to risk of loss similar to a purchaser of a whole loan pool. Management believes that the credit enhancements are adequate to protect us from material losses on our private label mortgage-backed securities investments.

At December 31, 2012, our corporate bond portfolio consisted of investment grade securities with remaining maturities generally shorter than three years. Our investment policy provides that we may invest up to 15% of our tier-one risk-based capital in corporate bonds from individual issuers which, at the time of purchase, are within the three highest investment-grade ratings from Standard & Poor’s or Moody’s. The maturity of these bonds may not exceed 10 years, and there is no aggregate limit for this security type. Corporate bonds from individual issuers with investment-grade ratings, at the time of purchase, below the top three ratings are limited to the lesser of 1% of our total assets or 15% of our tier-one risk-based capital, and must have a maturity of less than one year. Aggregate holdings of this security type cannot exceed 5% of our total assets. Bonds that subsequently experience a decline in credit rating below investment grade are monitored at least quarterly.

The following table sets forth the amortized cost and estimated fair value of our available-for-sale and held-to-maturity securities portfolios (excluding Federal Home Loan Bank of New York common stock) at the dates indicated. As of December 31, 2012, 2011, and 2010, we also had a trading portfolio with a market value of $4.7 million, $4.1 million, and $4.1 million, respectively, consisting of mutual funds quoted in actively traded markets. These securities are utilized to fund non-qualified deferred compensation obligations.

	At December 31,
	2012		2011		2010
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(In thousands)
Securities available-for-sale:
Mortgage-backed securities:
Pass-through certificates:
GSEs	$456,441	$479,338	$490,184	$514,893	$342,316	$355,795
Non-GSEs	—	—	8,770	7,515	27,801	27,878
REMICs:
GSEs	694,087	701,117	426,362	430,889	622,582	622,077
Non-GSEs	7,543	7,776	31,114	32,936	65,766	69,389
Equity investments(1)	12,998	12,998	11,787	11,835	12,437	12,353
GSE bonds	—	—	—	—	34,988	35,033
Corporate bonds	73,708	74,402	100,922	100,657	119,765	121,788

Total securities available-for-sale	$1,244,777	$1,275,631	$1,069,139	$1,098,725	$1,225,655	$1,244,313

(1) Mutual	funds

	At December 31,
	2012		2011		2010
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(In thousands)
Securities held-to-maturity:
Mortgage-backed securities:
Pass-through certificates — GSEs	$465	$496	$629	$672	$854	$899
REMICs — GSEs	1,755	1,813	2,988	3,099	4,206	4,374

Total securities held-to-maturity	$2,220	$2,309	$3,617	$3,771	$5,060	$5,273

The following table sets forth the amortized cost and estimated fair value of securities as of December 31, 2012, that exceeded 10% of our stockholders’ equity as of that date.

	At December 31, 2012
	Amortized Cost	Estimated Fair Value
	(in thousands)
Mortgage-backed securities:
Freddie Mac	$539,517	$553,429
Fannie Mae	$570,741	$586,803
Ginnie Mae	$43,455	$43,567

Portfolio Maturities and Yields.    The composition and maturities of the investment securities portfolio at December 31, 2012, are summarized in the following table. Maturities are based on the final contractual payment dates, and do not reflect the effect of scheduled principal repayments, prepayments, or early redemptions that may occur. All of our securities at December 31, 2012, were taxable securities.

	One Year or Less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield
	(Dollars in thousands)
Securities available-for-sale:
Mortgage-backed securities:
Pass-through certificates:
GSEs	$—	0.00%	$6,201	5.39%	$206,785	3.43%	$243,455	2.85%	$456,441	$479,338	3.15%
Non-GSEs	—	0.00%	—	0.00%	—	0.00%	—	0.00%	—	—	0.00%
REMICs:
GSEs	2,456	0.86%	28,139	1.51%	129,339	2.05%	534,153	1.69%	694,087	701,117	1.75%
Non-GSEs	—	0.00%	—	0.00%	6,906	3.96%	637	1.53%	7,543	7,776	3.75%
Equity investments	12,998	2.99%	—	0.00%	—	0.00%	—	0.00%	12,998	12,998	2.99%
Corporate bonds	35,037	1.66%	38,671	1.97%	—	0.00%	—	0.00%	73,708	74,402	1.82%

Total securities available-for-sale	$50,491	1.96%	$73,011	2.08%	$343,030	2.92%	$778,245	2.05%	$1,244,777	$1,275,631	2.29%

Securities held-to-maturity:
Mortgage-backed securities:
Pass-through certificates—GSEs	$—	0.00%	$—	0.00%	$—	0.00%	$465	5.36%	$465	$496	5.36%
REMICs—GSEs	—	0.00%	—	0.00%	—	0.00%	1,755	3.87%	1,755	1,813	3.87%

Total securities held-to-maturity	$—	0.00%	$—	0.00%	$—	0.00%	$2,220	4.18%	$2,220	$2,309	4.18%

Sources of Funds

General.    Deposits traditionally have been our primary source of funds for our securities and lending activities. We also borrow from the Federal Home Loan Bank of New York and other financial institutions to supplement cash flow needs, to manage the maturities of liabilities for interest rate and investment risk management purposes, and to manage our cost of funds. Our additional sources of funds are the proceeds of loan sales, scheduled loan and investment payments, maturing investments, loan prepayments, and retained income on other earning assets.

Deposits.    We accept deposits primarily from the areas in which our offices are located. We rely on our convenient locations, customer service, and competitive products and pricing to attract and retain deposits. We offer a variety of deposit accounts with a range of interest rates and terms. Our deposit accounts consist of transaction accounts (NOW and non-interest bearing checking accounts), savings accounts (money market, passbook, and statement savings), and certificates of deposit, including individual retirement accounts. We accept brokered deposits on a limited basis, when it is deemed cost effective. At December 31, 2012 and 2011, we had brokered deposits totaling $664,000 and $3.4 million, respectively.

Interest rates offered generally are established weekly, while maturity terms, service fees, and withdrawal penalties are reviewed on a periodic basis. Deposit rates and terms are based primarily on current operating strategies and market interest rates, liquidity requirements, and our deposit growth goals.

At December 31, 2012, we had a total of $492.4 million in certificates of deposit, of which $356.3 million had remaining maturities of one year or less. Based on our experience and current pricing strategy, we believe we will retain a significant portion of these accounts at maturity.

The following tables set forth the distribution of our average total deposit accounts, by account type, for the periods indicated.

	For the Year Ended December 31,
	2012			2011			2010
	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate
	(Dollars in thousands)
Non-interest bearing demand	$173,854	11.06%	—%	$131,224	9.12%	—%	$114,450	8.28%	—%
NOW	97,224	6.19	0.65	80,487	5.59	1.00	71,130	5.15	1.39
Money market accounts	438,151	27.89	0.59	352,111	24.47	0.80	243,612	17.64	1.05
Savings	381,835	24.30	0.24	308,532	21.44	0.33	361,592	26.18	0.44
Certificates of deposit	480,194	30.56	1.17	566,619	39.38	1.34	590,445	42.75	1.43

Total deposits	$1,571,258	100.00%	0.63%	$1,438,973	100.00%	0.85%	$1,381,229	100.00%	0.98%

As of December 31, 2012, the aggregate amount of our outstanding certificates of deposit in amounts greater than or equal to $100,000 was $241.0 million. The following table sets forth the maturity of these certificates at December 31, 2012.

At December 31, 2012
(In thousands)
Three months or less	$59,040
Over three months through six months	71,549
Over six months through one year	38,327
Over one year to three years	60,222
Over three years	11,867

Total	$241,005

Borrowings.    Our borrowings consist primarily of securities sold under agreements to repurchase (repurchase agreements) with third-party financial institutions, as well as advances from the Federal Home Loan Bank of New York and the Federal Reserve Bank. As of December 31, 2012, our repurchase agreements totaled $226.0 million, or 9.4% of total liabilities, capitalized lease obligations totaled $1.5 million, or 0.06% of total liabilities, floating rate advances totaled $3.4 million, or 0.14% of total liabilities, and our Federal Home Loan Bank advances totaled $188.3 million, or 7.8% of total liabilities. At December 31, 2012, the Company had the ability to obtain additional funding from the FHLB and Federal Reserve Bank discount window of approximately $854.0 million, utilizing unencumbered securities of $750.9 million and multifamily loans of $190.4 million. Repurchase agreements are primarily secured by mortgage-backed securities. Advances from the Federal Home Loan Bank of New York are secured by our investment in the common stock of the Federal Home Loan Bank of New York as well as by pledged mortgage-backed securities.

The following table sets forth information concerning balances and interest rates on our borrowings at and for the years indicated:

	At or For the Years Ended December 31,
	2012	2011	2010
	(Dollars in thousands)
Balance at end of year	$499,934	$481,934	$391,237
Average balance during year	$484,687	$476,413	$330,693
Maximum outstanding at any month end	$523,768	$535,447	$391,237
Weighted average interest rate at end of year	2.58%	2.64%	2.97%
Average interest rate during year	2.64%	2.76%	3.28%

Employees

As of December 31, 2012, we had 282 full-time employees and 48 part-time employees. Our employees are not represented by any collective bargaining group. Management believes that we have a good working relationship with our employees.

Subsidiary Activities

Northfield-Delaware owns 100% of Northfield Investments, Inc., an inactive New Jersey investment company, and 100% of Northfield Bank. Northfield Bank owns 100% of NSB Services Corp., a Delaware corporation, which in turn owns 100% of the voting common stock of NSB Realty Trust. NSB Realty Trust is a Maryland real estate investment trust that holds mortgage loans, mortgage-backed securities and other investments. These entities enable us to segregate certain assets for management purposes, and promote our ability to raise regulatory capital in the future through the sale of preferred stock or other capital-enhancing securities or borrow against assets or stock of these entities for liquidity purposes. At December 31, 2012, Northfield Bank’s investment in NSB Services Corp. was $619.0 million, and NSB Services Corp. had assets of $619.1 million and liabilities of $120,000 at that date. At December 31, 2012, NSB Services Corp.’s investment in NSB Realty Trust was $624.8 million, and NSB Realty Trust had $624.8 million in assets, and liabilities of $14,000 at that date. NSB Insurance Agency, Inc. is a New York corporation that receives nominal commissions from the sale of life insurance by employees of Northfield Bank. At December 31, 2012, Northfield Bank’s investment in NSB Insurance Agency was $1,000.

Legal Proceedings

In the normal course of business, we may be party to various outstanding legal proceedings and claims. In the opinion of management, the consolidated financial statements will not be materially affected by the outcome of such legal proceedings and claims as of December 31, 2012.

Expense and Tax Allocation Agreements

Northfield Bank entered into an agreement with Northfield-Delaware to provide it with certain administrative support services, whereby Northfield Bank will be compensated at not less than the fair market value of the services provided. In addition, Northfield Bank and Northfield-Delaware entered into an agreement to establish a method for allocating and for reimbursing the payment of their consolidated tax liability.

Properties

We operate from the Bank’s home office located at 1731 Victory Boulevard, Staten Island, New York, our corporate office located at 581 Main Street, Woodbridge, New Jersey, our additional 28 branch offices located in New York and New Jersey, and our commercial loan center in Brooklyn, NY. Our branch offices are located in the New York counties of Richmond, and Kings and the New Jersey counties of Middlesex and Union. The net book value of our premises, land, and equipment was $29.8 million at December 31, 2012.

SUPERVISION AND REGULATION

General

Northfield Bank is a federally chartered savings bank that is regulated, examined and supervised by the Office of the Comptroller of the Currency and the Federal Deposit Insurance Corporation. This regulation and supervision establishes a comprehensive framework of activities in which an institution may engage and is intended primarily for the protection of the Federal Deposit Insurance Corporation’s deposit insurance fund and depositors, and not for the protection of security holders. Under this system of federal regulation, financial institutions are periodically examined to ensure that they satisfy applicable standards with respect to their capital adequacy, assets, management, earnings, liquidity and sensitivity to market interest rates. Northfield Bank also is regulated to a lesser extent by the Federal Reserve Board, governing reserves to be maintained against deposits and other matters. The Office of the Comptroller of the Currency examines Northfield Bank and prepares reports for the consideration of its board of directors on any operating deficiencies. Northfield Bank’s relationship with its depositors and borrowers also is regulated to a great extent by federal law and, to a much lesser extent, state law, especially in matters concerning the ownership of deposit accounts and the form and content of Northfield Bank’s loan documents. Northfield Bank is also a member of and owns stock in the Federal Home Loan Bank of New York, which is one of the twelve regional banks in the Federal Home Loan Bank System.

As a savings and loan holding company, Northfield-Delaware is required to comply with the rules and regulations of the Federal Reserve Board. It is required to file certain reports with and is subject to examination by and the enforcement authority of the Federal Reserve Board. Northfield-Delaware is also subject to the rules and regulations of the Securities and Exchange Commission under the federal securities laws.

Any change in applicable laws or regulations, whether by the Federal Deposit Insurance Corporation, the Office of the Comptroller of the Currency, the Federal Reserve Board, or Congress, could have a material adverse effect on Northfield-Delaware and Northfield Bank and their operations.

Set forth below is a brief description of material regulatory requirements that are or will be applicable to Northfield Bank and Northfield-Delaware. The description is limited to certain material aspects of the statutes and regulations addressed and is not intended to be a complete description of such statutes and regulations and their effects on Northfield Bank and Northfield-Delaware.

The Dodd-Frank Act

The Dodd-Frank Act significantly changed the bank regulatory structure and has affected the lending, investment, trading and operating activities of depository institutions and their holding companies. The Dodd-Frank Act eliminated our primary federal regulator, the Office of Thrift Supervision, as of July 21, 2011, and required Northfield Bank to be supervised and examined by the Office of the Comptroller of the Currency, the primary federal regulator for national banks. On the same date, the Federal Reserve Board assumed regulatory jurisdiction over savings and loan holding companies, in addition to its role of supervising bank holding companies.

The Dodd-Frank Act also created a new Consumer Financial Protection Bureau with expansive powers to supervise and enforce consumer protection laws. The Consumer Financial Protection Bureau has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions, including the authority to prohibit “unfair, deceptive or abusive” acts and practices. The Consumer Financial Protection Bureau has examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets. Banks and savings institutions with $10 billion or less in assets, such as Northfield Bank, will continue to be examined by their applicable federal bank regulators. The legislation gives state attorneys general the ability to enforce applicable federal consumer protection laws.

The Dodd-Frank Act also broadened the base for Federal Deposit Insurance Corporation assessments for deposit insurance, permanently increased the maximum amount of deposit insurance to $250,000 per depositor and provided non-interest bearing transaction accounts with unlimited deposit insurance through December 31, 2012. The legislation also, among other things, requires originators of certain securitized loans to retain a portion of the credit risk, stipulates regulatory rate-setting for certain debit card interchange fees, repealed restrictions on the payment of interest on commercial demand deposits and contains a number of reforms related to mortgage originations. The Dodd-Frank Act increased shareholder influence over boards of directors by requiring companies to give shareholders a non-binding vote on executive compensation and so-called “golden parachute” payments. The legislation also directs the Federal Reserve Board to promulgate rules prohibiting excessive compensation paid to company executives, regardless of whether the company is publicly traded or not.

Many of the provisions of the Dodd-Frank Act are subject to delayed effective dates and/or require the issuance of implementing regulations. Their effect on operations cannot yet be assessed fully. However, there is a significant possibility that the Dodd-Frank Act will, in the long run, increase regulatory burden, compliance costs and interest expense for Northfield Bank and Northfield-Delaware.

Business Activities

A federal savings bank derives its lending and investment powers from the Home Owners’ Loan Act, as amended, and the regulations of the Office of the Comptroller of the Currency. Under these laws and regulations, Northfield Bank may originate mortgage loans secured by residential and commercial real estate, commercial business loans and consumer loans, and it may invest in certain types of debt securities and certain other assets. Certain types of lending, such as commercial and consumer loans, are subject to aggregate limits calculated as a specified percentage of Northfield Bank’s capital or assets. Northfield Bank also may establish subsidiaries that may engage in a variety of activities, including some that are not otherwise permissible for Northfield Bank, including real estate investment and securities and insurance brokerage.

The Dodd-Frank Act removed federal statutory restrictions on the payment of interest on commercial demand deposit accounts, effective July 21, 2011.

Loans-to-One-Borrower

We generally may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of our unimpaired capital and unimpaired surplus. An additional amount may be lent, equal to 10% of unimpaired capital and unimpaired surplus, if the loan is secured by readily marketable collateral, which is defined to include certain financial instruments and bullion, but generally does not include real estate. As of December 31, 2012, we were in compliance with our loans-to-one-borrower limitations.

Qualified Thrift Lender Test

We are required to satisfy a qualified thrift lender (“QTL”) test, under which we either must qualify as a “domestic building and loan” association as defined by the Internal Revenue Code or maintain at least 65% of our “portfolio assets” in “qualified thrift investments.” “Qualified thrift investments” consist primarily of residential mortgages and related investments, including mortgage-backed and related securities. “Portfolio assets” generally means total assets less specified liquid assets up to 20% of total assets, goodwill and other intangible assets and the value of property used to conduct business. A savings institution that fails the qualified thrift lender test must operate under specified restrictions. The Dodd-Frank Act made noncompliance with the QTL test also subject to agency enforcement action for a violation of law. As of December 31, 2012, we maintained 84.7% of our portfolio assets in qualified thrift investments and, therefore, we met the qualified thrift lender test.

Standards for Safety and Soundness

Federal law requires each federal banking agency to prescribe for insured depository institutions under its jurisdiction standards relating to, among other things, internal controls, information systems and internal audit systems, loan documentation, credit underwriting, interest rate risk exposure, asset growth, employee compensation, and other operational and managerial standards as the agency deems appropriate. The federal banking agencies adopted Interagency Guidelines Prescribing Standards for Safety and Soundness to implement the safety and soundness standards required under federal law. The guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. If the appropriate federal banking agency determines that an institution fails to meet any standard prescribed by the guidelines, the agency may require the institution to submit to the agency an acceptable plan to achieve compliance with the standard. If an institution fails to submit or implement an acceptable plan, the appropriate federal banking agency may issue an enforceable order requiring correction of the deficiencies.

Capital Requirements

Federal regulations require savings institutions to meet three minimum capital standards: a 1.5% tangible capital ratio, a 4% leverage ratio (3% for institutions receiving the highest rating on the CAMELS (capital adequacy, asset quality, management capability, earnings, liquidity, and sensitivity to market risk) rating system) and an 8% risk-based capital ratio. In addition, the prompt corrective action standards discussed below also establish, in effect, a minimum 2% tangible capital standard, a 4% leverage ratio (3% for institutions receiving the highest rating on the CAMELS financial institution rating system) and, together with the risk-based capital standard itself, a 4% Tier 1 risk-based capital standard. Federal regulations also require that in meeting the tangible, leverage and risk-based capital standards, institutions must generally deduct investments in and loans to subsidiaries engaged in activities as principal that are not permissible for a national bank.

The risk-based capital standard for savings institutions requires the maintenance of Tier 1 (core) and total capital (which is defined as core capital and supplementary capital) to risk-weighted assets of at least 4% and 8%, respectively. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, are multiplied by a risk-weight factor of 0% to 100%, assigned by capital regulations based on the risks believed inherent in the type of asset. Core capital is defined as common shareholders’ equity (including retained earnings), certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries, less intangibles other than certain mortgage servicing rights and credit card relationships. The components of supplementary capital currently include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock, the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets, and up to 45% of unrealized gains on available-for-sale equity securities with readily determinable fair market values. Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital. Additionally, a savings institution that retains credit risk in connection with an asset sale may be required to maintain additional regulatory capital because of the recourse back to the savings bank. In assessing an institution’s capital adequacy, the Office of the Comptroller of the Currency takes into consideration not only these numeric factors but also qualitative factors as well, and has the authority to establish higher capital requirements for individual associations where necessary.

On June 6, 2012, the Office of the Comptroller of the Currency and the other federal bank regulatory agencies issued a series of proposed rules to revise their risk-based and leverage capital requirements and their method for calculating risk-weighted assets to make them consistent with the agreements that were reached by the Basel Committee on Banking Supervision in “Basel III: A Global Regulatory Framework for More Resilient Banks and Banking Systems” (“Basel III”). The proposed rules would apply to all depository institutions, top-tier bank holding companies with total consolidated assets of $500 million or more, and top-tier savings and loan holding companies (“banking organizations”). Among other things, the proposed rules establish a new common equity tier 1 minimum capital requirement and a higher minimum tier 1 capital requirement, and assign higher risk weightings (150%) to exposures that are more than 90 days past due or are on nonaccrual status and certain commercial real estate facilities that finance the acquisition, development or construction of real property. The proposed rules also limit a banking organization’s capital distributions and certain discretionary bonus payments if the banking organization does not hold a “capital conservation buffer” consisting of a specified amount of common equity tier 1 capital in addition to the amount necessary to meet its minimum risk-based capital requirements. Adoption of the final rules has been delayed by the federal bank regulatory agencies based upon the volume of comments received on the proposed rules.

At December 31, 2012, Northfield Bank met each of its capital requirements.

Prompt Corrective Regulatory Action

Under federal Prompt Corrective Action statute, the Office of the Comptroller of the Currency is required to take supervisory actions against undercapitalized savings institutions under its jurisdiction, the severity of which depends upon the institution’s level of capital. A savings institution that has total risk-based capital of less than 8% or a leverage ratio or a Tier 1 risk-based capital ratio that generally is less than 4% is considered to be undercapitalized. A savings institution that has total risk-based capital less than 6%, a Tier 1 core risk-based capital ratio of less than 3% or a leverage ratio that is less than 3% is considered to be “significantly undercapitalized.” A savings institution that has a tangible capital to assets ratio equal to or less than 2% is deemed to be “critically undercapitalized.”

Generally, the Office of the Comptroller of the Currency is required to appoint a receiver or conservator for a savings institution that is “critically undercapitalized” within specific time frames. The regulations also provide that a capital restoration plan must be filed with the Office of the Comptroller of the Currency within 45 days of the date a savings institution receives notice that it is “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized.” Any holding company for the savings institution required to submit a capital restoration plan must guarantee the lesser of an amount equal to 5% of the savings institution’s assets at the time it was notified or deemed to be undercapitalized by the Office of the Comptroller of the Currency, or the amount necessary to restore the savings institution to adequately capitalized status. This guarantee remains in place until the Office of the Comptroller of the Currency notifies the savings institution that it has maintained adequately capitalized status for each of four consecutive calendar quarters, and the Office of the Comptroller of the Currency has the authority to require payment and collect payment under the guarantee. Various restrictions, such as on capital distributions and growth, also apply to “undercapitalized” institutions. The Office of the Comptroller of the Currency may also take any one of a number of discretionary supervisory actions against undercapitalized institutions, including the issuance of a capital directive and the replacement of senior executive officers and directors.

Capital Distributions

Federal regulations restrict capital distributions by savings institutions, which include cash dividends, stock repurchases and other transactions charged to the capital account of a savings institution. A federal savings institution must file an application with the Office of the Comptroller of the Currency for approval of the capital distribution if:

•

the total capital distributions for the applicable calendar year exceeds the sum of the institution’s net income for that year to date plus the institution’s retained net income for the preceding two years that is still available for dividend;

•	the institution would not be at least adequately capitalized following the distribution;

•	the distribution would violate any applicable statute, regulation, agreement or written regulatory condition; or

•

the institution is not eligible for expedited review of its filings (i.e., generally, institutions that do not have safety and soundness, compliance and Community Reinvestment Act ratings in the top two categories or fail a capital requirement).

A savings institution that is a subsidiary of a holding company, which is the case with Northfield Bank, must file a notice with the Federal Reserve Board at least 30 days before the board of directors declares a dividend or approves a capital distribution and receive Federal Reserve Board non-objection to the payment of the dividend.

Applications or notices may be denied if the institution will be undercapitalized after the dividend, the proposed dividend raises safety and soundness concerns or the proposed dividend would violate a law, regulation enforcement order or regulatory condition.

In the event that a savings institution’s capital falls below its regulatory requirements or it is notified by the regulatory agency that it is in need of more than normal supervision, its ability to make capital distributions would be restricted. In addition, any proposed capital distribution could be prohibited if the regulatory agency determines that the distribution would constitute an unsafe or unsound practice.

Transactions with Related Parties

A savings institution’s authority to engage in transactions with related parties or “affiliates” is limited by Sections 23A and 23B of the Federal Reserve Act and its implementing regulation, Federal Reserve Board Regulation W. The term “affiliate” generally means any company that controls or is under common control with an institution, including Northfield-Delaware and its non-savings institution subsidiaries. Applicable law limits the aggregate amount of “covered” transactions with any individual affiliate, including loans to the affiliate, to 10% of the capital and surplus of the savings institution. The aggregate amount of covered transactions with all affiliates is limited to 20% of the savings institution’s capital and surplus. Certain covered transactions with affiliates, such as loans to or guarantees issued on behalf of affiliates, are required to be secured by specified amounts of collateral. Purchasing low quality assets from affiliates is generally prohibited. Regulation W also provides that transactions with affiliates, including covered transactions, must be on terms and under circumstances, including credit standards, that are substantially the same or at least as favorable to the institution as those prevailing at the time for comparable transactions with non-affiliated companies. In addition, savings institutions are prohibited by law from lending to any affiliate that is engaged in activities that are not permissible for bank holding companies and no savings institution may purchase the securities of any affiliate other than a subsidiary.

Our authority to extend credit to executive officers, directors and 10% or greater shareholders (“insiders”), as well as entities controlled by these persons, is governed by Sections 22(g) and 22(h) of the Federal Reserve Act and its implementing regulation, Federal Reserve Board Regulation O. Among other things, loans to insiders must be made on terms substantially the same as those offered to unaffiliated individuals and not involve more than the normal risk of repayment. There is an exception for bank-wide lending programs that do not discriminate in favor of insiders. Regulation O also places individual and aggregate limits on the amount of loans that may be made to insiders based, in part, on the institution’s capital position, and requires that certain prior board approval procedures be followed. Extensions of credit to executive officers are subject to additional restrictions on the types and amounts of loans that may be made. At December 31, 2012, we were in compliance with these regulations.

Enforcement

The Office of the Comptroller of the Currency has primary enforcement responsibility over federal savings institutions, including the authority to bring enforcement action against “institution-related parties,” including officers, directors, certain shareholders, and attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution. Formal enforcement action may range from the issuance of a capital directive or cease and desist order to removal of officers and/or directors of the institution, receivership, conservatorship or the termination of deposit insurance. Civil penalties cover a wide range of violations and actions, and range up to $25,000 per day, unless a finding of reckless disregard is made, in which case penalties may be as high as $1 million per day.

Deposit Insurance

Northfield Bank is a member of the Deposit Insurance Fund, which is administered by the Federal Deposit Insurance Corporation. Deposit accounts in Northfield Bank are insured up to a maximum of $250,000 for each separately insured depositor.

The Federal Deposit Insurance Corporation imposes an assessment for deposit insurance on all depository institutions. Under the Federal Deposit Insurance Corporation’s risk-based assessment system, insured institutions are assigned to risk categories based on supervisory evaluations, regulatory capital levels and certain other factors. An institution’s assessment rate depends upon the category to which it is assigned and certain adjustments specified by Federal Deposit Insurance Corporation regulations, with less risky institutions paying lower rates. Assessment rates (inclusive of possible adjustments) currently range from two and one half to 45 basis points of each institution’s total assets less tangible capital. The Federal Deposit Insurance Corporation may increase or decrease the scale uniformly, except that no adjustment can deviate more than two basis points from the base scale without notice and comment rulemaking. The Federal Deposit Insurance Corporation’s current system represents a change, required by the Dodd-Frank Act, from its prior practice of basing the assessment on an institution’s volume of deposits.

In addition to the Federal Deposit Insurance Corporation assessments, the Financing Corporation is authorized to impose and collect, through the Federal Deposit Insurance Corporation, assessments for anticipated payments, issuance costs and custodial fees on bonds issued by the Financing Corporation in the 1980s to recapitalize the former Federal Savings and Loan Insurance Corporation. The bonds issued by the Financing Corporation are due to mature in 2017 through 2019. For the quarter ended December 31, 2012, the annualized Financing Corporation assessment was equal to 0.67 basis points of total assets less tangible capital.

The Dodd-Frank Act increased the minimum target ratio for the Deposit Insurance Fund from 1.15% of estimated insured deposits to 1.35% of estimated insured deposits. The Federal Deposit Insurance Corporation must seek to achieve the 1.35% ratio by September 30, 2020. Insured institutions with assets of $10 billion or more are supposed to fund the increase. The Dodd-Frank Act eliminated the 1.5% maximum fund ratio, instead leaving it to the discretion of the Federal Deposit Insurance Corporation and the Federal Deposit Insurance Corporation has exercised that discretion by establishing a long-term fund ratio of 2%.

The Federal Deposit Insurance Corporation has authority to increase insurance assessments. Any significant increases would have an adverse effect on the operating expenses and results of operations of Northfield Bank. Management cannot predict what assessment rates will be in the future.

Insurance of deposits may be terminated by the Federal Deposit Insurance Corporation upon a finding that an institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC. Management of Northfield Bank does not know of any practice, condition or violation that may lead to termination of our deposit insurance.

Federal Home Loan Bank System

Northfield Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank System provides a central credit facility primarily for member institutions. As a member of the Federal Home Loan Bank of New York, we are required to acquire and hold a specified amount of shares of capital stock in Federal Home Loan Bank.

Community Reinvestment Act and Fair Lending Laws

Savings institutions have a responsibility under the Community Reinvestment Act and related regulations to help meet the credit needs of their communities, including low- and moderate-income neighborhoods. An institution’s failure to comply with the provisions of the Community Reinvestment Act could, at a minimum, result in regulatory restrictions on certain activities such as branching and acquisitions. Northfield Bank received a “Satisfactory” Community Reinvestment Act rating in its most recent examination.

Other Regulations

Interest and other charges collected or contracted for by Northfield Bank are subject to state usury laws and federal laws concerning interest rates. Northfield Bank’s operations are also subject to federal laws applicable to credit transactions, such as the:

•	Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;

•

Real Estate Settlement Procedures Act, requiring that borrowers for mortgage loans for one-to-four family residential real estate receive various disclosures, including good faith estimates of settlement costs, lender servicing and escrow account practices, and prohibiting certain practices that increase the cost of settlement services;

•

Home Mortgage Disclosure Act, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

•	Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;

•	Fair Credit Reporting Act, governing the use and provision of information to credit reporting agencies;

•	Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies;

•	Truth in Savings Act; and

•	Rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws.

The operations of Northfield Bank also are subject to the:

•

Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records;

•

Electronic Funds Transfer Act, which governs automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services;

•

Check Clearing for the 21st Century Act (also known as “Check 21”), which gives “substitute checks,” such as digital check images and copies made from that image, the same legal standing as the original paper check;

•

The USA PATRIOT Act, which requires banks and savings institutions to, among other things, establish broadened anti-money laundering compliance programs and due diligence policies and controls to ensure the detection and reporting of money laundering. Such required compliance programs are intended to supplement pre-existing compliance requirements that apply to financial institutions under the Bank Secrecy Act and the Office of Foreign Assets Control regulations; and

•

The Gramm-Leach-Bliley Act, which places limitations on the sharing of consumer financial information by financial institutions with unaffiliated third parties and requires all financial institutions offering products or services to retail customers to provide such customers with the financial institution’s privacy policy and allow such customers the opportunity to “opt out” of the sharing of certain personal financial information with unaffiliated third parties.

Holding Company Regulation

Northfield-Delaware is a unitary savings and loan holding company subject to regulation and supervision by the Federal Reserve Board. The Federal Reserve Board has enforcement authority over Northfield-Delaware and its non-savings institution subsidiaries. Among other things, that authority permits the Federal Reserve Board to restrict or prohibit activities that are determined to be a risk to Northfield Bank.

As a savings and loan holding company, Northfield-Delaware’s activities are limited to those activities permissible by law for financial holding companies or multiple savings and loan holding companies. A financial holding company may engage in activities that are financial in nature, incidental to financial activities or complementary to a financial activity. Such activities include lending and other activities permitted for bank holding companies, insurance and underwriting equity securities. The Dodd-Frank Act added that any savings and loan holding company that engages in activities that are solely permissible for a financial holding company must meet the qualitative requirements for a bank holding company to be a financial holding company and conduct the activities in accordance with the requirements that would apply to a financial holding company’s conduct of the activity.

Federal law prohibits a savings and loan holding company, directly or indirectly, or through one or more subsidiaries, from acquiring more than 5% of another savings institution or savings and loan holding company without prior written approval of the Federal Reserve Board and from acquiring or retaining control of any depository not insured by the Federal Deposit Insurance Corporation. In evaluating applications by holding companies to acquire savings institutions, the Federal Reserve Board must consider such things as the financial and managerial resources and future prospects of the company and institution involved, the effect of the acquisition on and the risk to the federal deposit insurance fund, the convenience and needs of the community and competitive factors. An acquisition by a savings and loan holding company of a savings institution in another state to be held as a separate subsidiary may not be approved unless it is a supervisory acquisition under Section 13(k) of the Federal Deposit Insurance Act or the law of the state in which the target is located authorizes such acquisitions by out-of-state companies.

Savings and loan holding companies have not historically been subjected to consolidated regulatory capital requirements. However, the Dodd-Frank Act requires the Federal Reserve Board to set for all depository institution holding companies minimum consolidated capital levels that are as stringent as those required for the insured depository subsidiaries. The components of Tier 1 capital would be restricted to capital instruments that are currently considered to be Tier 1 capital for insured depository institutions, which would exclude instruments such as trust preferred securities and cumulative preferred stock. Instruments issued before May 19, 2010, are grandfathered for companies of consolidated assets of $15 billion or less. Holding companies that were not regulated by the Federal Reserve Board as of May 19, 2010, receive a five year phase-in from the July 21, 2010, date of enactment of the Dodd-Frank Act.

The Dodd-Frank Act extended the “source of strength” doctrine to savings and loan holding companies. The regulatory agencies must promulgate regulations implementing the “source of strength” policy that requires holding companies act as a source of strength to their subsidiary depository institutions by providing capital, liquidity, and other support in times of financial stress.

The Federal Reserve Board has issued a policy statement regarding the payment of dividends and the repurchase of shares of common stock by bank holding companies that it has made applicable to savings and loan holding companies as well. In general, the policy provides that dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by the holding company appears consistent with the organization’s capital needs, asset quality and overall financial condition. Regulatory guidance provides for prior regulatory review of capital distributions in certain circumstances such as where the company’s net income for the past four quarters, net of dividends previously paid over that period, is insufficient to fully fund the dividend or the company’s overall rate of earnings retention is inconsistent with the company’s capital needs and overall financial condition. The ability of a holding company to pay dividends may be restricted if a subsidiary bank becomes undercapitalized. The policy statement also provides for regulatory review prior to a holding company redeeming or repurchasing regulatory capital instruments when the holding company is experiencing financial weaknesses or redeeming or repurchasing common stock or perpetual preferred stock that would result in a net reduction as of the end of a quarter in the amount of such equity instruments outstanding compared with the beginning of the quarter in which the redemption or repurchase occurred. These regulatory policies could affect the ability of Northfield-Delaware to pay dividends, repurchase shares of common stock or otherwise engage in capital distributions.

Federal Securities Laws

Northfield-Delaware common stock is registered with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended. Northfield-Delaware is subject to the information, proxy solicitation, insider trading restrictions, and other requirements under the Securities Exchange Act of 1934.

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act of 2002 addresses, among other issues, corporate governance, auditing and accounting, executive compensation, and enhanced and timely disclosure of corporate information. As directed by the Sarbanes-Oxley Act, our Chief Executive Officer and Chief Financial Officer are required to certify that our quarterly and annual reports do not contain any untrue statement of a material fact. The rules adopted by the Securities and Exchange Commission under the Sarbanes-Oxley Act have several requirements, including having these officers certify that: (i) they are responsible for establishing, maintaining and regularly evaluating the effectiveness of our disclosure controls and procedures and internal control over financial reporting; (ii) they have made certain disclosures to our auditors and the audit committee of the board of directors about our internal control over financial reporting; and (iii) they have included information in our quarterly and annual reports about the effectiveness of our disclosure controls and procedures and whether there have been any changes in our internal control over financial reporting or in other factors that could materially affect internal control over financial reporting.

Change in Control Regulations

Under the Change in Bank Control Act, no person may acquire control of a savings and loan holding company such as Northfield-Delaware unless the Federal Reserve Board has been given 60 days prior written notice and has not issued a notice disapproving the proposed acquisition, taking into consideration certain factors, including the financial and managerial resources of the acquirer and the competitive effects of the acquisition. Control, as defined under federal law, means ownership, control of or holding irrevocable proxies representing more than 25% of any class of voting stock, control in any manner of the election of a majority of the institution’s directors, or a determination by the regulator that the acquirer has the power to direct, or directly or indirectly to exercise a controlling influence over, the management or policies of the institution. Acquisition of more than 10% of any class of a savings and loan holding company’s voting stock constitutes a rebuttable determination of control under the regulations under certain circumstances including where, as is the case with Northfield-Delaware, the issuer has registered securities under Section 12 of the Securities Exchange Act of 1934.

In addition, federal regulations provide that no company may acquire control of a savings and loan holding company without the prior approval of the Federal Reserve Board. Any company that acquires such control becomes a “savings and loan holding company” subject to registration, examination and regulation by the Federal Reserve Board.

TAXATION

Federal Taxation

General.    Northfield Bank and Northfield-Delaware are subject to federal income taxation in the same general manner as other corporations, with some exceptions discussed below. The following discussion of federal taxation is intended only to summarize certain pertinent federal income tax matters and is not a comprehensive description of the tax rules applicable to Northfield-Delaware or Northfield Bank.

Northfield-Federal’s consolidated federal tax returns are currently under audit for the tax years of 2009 and 2010.

Method of Accounting.    For federal income tax purposes, Northfield-Delaware currently reports its income and expenses on the accrual method of accounting and uses a tax year ending December 31 for filing its federal and state income tax returns.

Bad Debt Reserves.    Historically, Northfield Bank was subject to special provisions in the tax law applicable to qualifying savings banks regarding allowable tax bad debt deductions and related reserves. Tax law changes were enacted in 1996 that eliminated the ability of savings banks to use the percentage of taxable income method for computing tax bad debt reserves for tax years after 1995, and required recapture into taxable income over a six-year period of all bad debt reserves accumulated after a savings bank’s last tax year beginning before January 1, 1988. Northfield Bank recaptured its post December 31, 1987, bad-debt reserve balance over the six-year period ended December 31, 2004.

Northfield-Delaware is required to use the specific charge off method to account for tax bad debt deductions.

Taxable Distributions and Recapture.    Prior to 1996, bad debt reserves created prior to 1988 were subject to recapture into taxable income if Northfield Bank failed to meet certain thrift asset and definitional tests or made certain distributions. Tax law changes in 1996 eliminated thrift-related recapture rules. However, under current law, pre-1988 tax bad debt reserves remain subject to recapture if Northfield Bank makes certain non-dividend distributions, repurchases any of its common stock, pays dividends in excess of earnings and profits, or fails to qualify as a “bank” for tax purposes.

At December 31, 2012, the total federal pre-base year bad debt reserve of Northfield Bank was approximately $5.9 million.

Alternative Minimum Tax.    The Internal Revenue Code of 1986, as amended, imposes an alternative minimum tax at a rate of 20% on a base of regular taxable income plus certain tax preferences, less any available exemption. The alternative minimum tax is imposed to the extent it exceeds the regular income tax. Net operating losses can offset no more than 90% of alternative taxable income. Certain payments of alternative minimum tax may be used as credits against regular tax liabilities in future years. Northfield — Delaware’s consolidated group has not been subject to the alternative minimum tax and has no such amounts available as credits for carryover.

Net Operating Loss Carryovers.    A financial institution may carry back net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years. At December 31, 2012, Northfield-Delaware’s consolidated group had no net operating loss carryforwards for federal income tax purposes.

Corporate Dividends-Received Deduction.    Northfield-Delaware may exclude from its federal taxable income 100% of dividends received from Northfield Bank as a wholly-owned subsidiary by filing consolidated tax returns. The corporate dividends-received deduction is 80% when the corporation receiving the dividend owns at least 20% of the stock of the distributing corporation. The dividends-received deduction is 70% when the corporation receiving the dividend owns less than 20% of the distributing corporation.

State Taxation

Northfield Bank reports income on a calendar year basis to New York State. New York State franchise tax on corporations is imposed in an amount equal to the greater of (a) 7.1% of “entire net income” allocable to New York State, (b) 3% of “alternative entire net income” allocable to New York State, or (c) 0.01% of the average value of assets allocable to New York State plus nominal minimum tax of $250 per company. Entire net income is based on federal taxable income, subject to certain modifications. Alternative entire net income is equal to entire net income without certain modifications.

Northfield Bank reports income on a calendar year basis to New York City. New York City franchise tax on corporations is imposed in an amount equal to the greater of (a) 9.0% of “entire net income” allocable to New York State, (b) 3% of “alternative entire net income” allocable to New York City, or (c) 0.01% of the average value of assets allocable to New York City plus nominal minimum tax of $250 per company. Entire net income is based on federal taxable income, subject to certain modifications. Alternative entire net income is equal to entire net income without certain modifications.

The State of New York passed legislation in August of 2010 to conform the bad debt deduction allowed under Article 32 of the New York State tax law to the bad debt deduction allowed for federal income tax purposes. As a result, Northfield Bank no longer establishes, or maintains, a New York reserve for losses on loans, and is required to claim a deduction for bad debts in an amount equal to its actual loan loss experience. In addition, this legislation eliminated the potential recapture of the New York tax bad debt reserve that could have otherwise occurred in certain circumstances under New York State tax law prior to August of 2010. As a result of this new legislation, Northfield-Federal reversed approximately $738,000 in deferred tax liabilities during the third quarter of 2010.

Northfield-Delaware and Northfield Bank file New Jersey Corporation Business Tax returns on a calendar year basis. Generally, the income derived from New Jersey sources is subject to New Jersey tax. Northfield- Delaware and Northfield Bank pay the greater of the corporate business tax at 9% of taxable income or the minimum tax of $1,200 per entity.

At December 31, 2005, Northfield Bank did not meet the definition of a domestic building and loan association for New York State and City tax purposes. As a result, we were required to recognize a $2.2 million deferred tax liability for state and city thrift-related base-year bad debt reserves accumulated after December 31, 1987.

Our New York City tax returns are currently under audit for tax years 2007, 2008, and 2009.

As a Delaware business corporation, Northfield-Delaware is required to file an annual report with and pay franchise taxes to the state of Delaware.

ITEM 1A. RISK	FACTORS

The material risks and uncertainties that management believes affect us are described below. You should carefully consider the risks and uncertainties described below, together with all of the other information included or incorporated by reference herein. The risks and uncertainties described below are not the only ones facing us. Additional risks and uncertainties that management is not aware of or focused on or that management currently deems immaterial may also impair our business operations. This report is qualified in its entirety by these risk factors. See also, “Forward-Looking Statements.”

Our concentration in multifamily loans and commercial real estate loans could expose us to increased lending risks and related loan losses.

Our current business strategy is to continue to emphasize multifamily loans and to a lesser extent commercial real estate loans. At December 31, 2012, $925.6 million, or 74.6% of our originated total loan portfolio held-for-investment, consisted of multifamily and commercial real estate loans. In addition, in October 2011, we acquired $41.9 million of commercial real estate purchased-credit impaired loans with an estimated fair value of $33.4 million at the acquisition date.

These types of loans generally expose a lender to greater risk of non-payment and loss than one-to-four family residential mortgage loans because repayment of the loans often depends on the successful operation of the properties and the income stream of the borrowers. Such loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to one-to-four family residential mortgage loans. Also, many of our borrowers have more than one of these types of loans outstanding. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss compared to an adverse development with respect to a one-to-four family residential real estate loan.

In addition, if loans that are collateralized by real estate become troubled and the value of the real estate has been significantly impaired, then we may not be able to recover the full contractual amount of principal and interest that we anticipated at the time we originated the loan, which could cause us to increase our provision for loan losses and adversely affect our operating results and financial condition.

A significant portion of our loan portfolio is unseasoned. It is difficult to judge the future performance of unseasoned loans.

Our net loan portfolio has grown to $1.22 billion at December 31, 2012, from $581.2 million at December 31, 2008. A large portion of this increase is due to increases in multifamily real estate loans. It is difficult to assess the future performance of these recently originated loans because our relatively limited experience in multifamily lending does not provide us with a significant payment history from which to judge future collectability, especially in the current weak economic environment. These loans may experience higher delinquency or charge-off levels than our historical loan portfolio experience, which could adversely affect our future performance.

If our allowance for loan losses is not sufficient to cover actual loan losses, our earnings and capital could decrease.

We make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. In determining the amount of the allowance for loan losses, we review our loans and our loss and delinquency experience, as well as the experience of other similarly situated institutions, and we evaluate other factors including, among other things, current economic conditions. If our assumptions are incorrect, or if delinquencies do not continue to improve or non-accrual and non-performing loans increase, our allowance for loan losses may not be sufficient to cover losses inherent in our loan portfolio, which would require additions to our allowance. Material additions to our allowance would materially decrease our net income.

In addition, bank regulators periodically review our allowance for loan losses and, based on information available to them at the time of their review, may require us to increase our allowance for loan losses or recognize further loan charge-offs. An increase in our allowance for loan losses or loan charge-offs as required by these regulatory authorities may have a material adverse effect on our financial condition and results of operations.

Because most of our borrowers are located in the New York metropolitan area, a prolonged downturn in the local economy, or a decline in local real estate values, could cause an increase in nonperforming loans or a decrease in loan demand, which would reduce our profits.

Substantially all of our loans are secured by real estate located in our primary market areas. Continued weakness in our local economy and our local real estate markets could adversely affect the ability of our borrowers to repay their loans and the value of the collateral securing our loans, which could adversely affect our results of operations. Real estate values are affected by various factors, including supply and demand, changes in general or regional economic conditions, interest rates, governmental rules or policies, natural disasters, and the threat of terrorist attacks. Continued weakness in economic conditions also could result in reduced loan demand and a decline in loan originations. In particular, a significant decline in real estate values would likely lead to a decrease in new multifamily, commercial real estate, and home equity loan originations and increased delinquencies and defaults in our real estate loan portfolio.

Strong competition within our market areas may limit our growth and profitability.

Competition in the banking and financial services industry is intense. In our market areas, we compete with commercial banks, savings institutions, mortgage brokerage firms, credit unions, finance companies, mutual funds, money market funds, insurance companies, and brokerage and investment banking firms operating locally and elsewhere. Some of our competitors have greater name recognition and market presence and offer certain services that we do not or cannot provide, all of which benefit them in attracting business. In addition, larger competitors may be able to price loans and deposits more aggressively than we do.

We have been negatively affected by current market and economic conditions. A continuation or worsening of these conditions could adversely affect our operations, financial condition, and earnings.

The severe economic recession of 2008 and 2009 and the weak economic recovery since then have resulted in continued uncertainty in the financial markets and the expectation of weak general economic conditions, including high levels of unemployment. The resulting economic pressure on consumers and businesses has adversely affected our business, financial condition, and results of operations. The credit quality of loan and investment securities portfolios has deteriorated at many financial institutions and the values of real estate collateral supporting many commercial loans and home mortgages have declined and may continue to decline. Some of our commercial and multifamily real estate loan customers have experienced increases in vacancy rates and declines in rental rates for both multifamily and commercial properties. Financial companies’ stock prices have been negatively affected, as has the ability of banks and bank holding companies to raise capital or borrow in the debt markets. A continuation or worsening of these conditions could result in reduced loan demand and further increases in loan delinquencies, loan losses, loan loss provisions, costs associated with monitoring delinquent loans and disposing of foreclosed property, and otherwise negatively affect our operations, financial condition, and earnings.

There are potential higher risks stemming from the loans we acquired in our Federal Deposit Insurance Corporation-assisted transaction.

The credit risk associated with the loans and other real estate owned we acquired in our FDIC-assisted acquisition of First State Bank in October 2011 were substantially mitigated by the discount we received from the FDIC; however, these assets are not without risk of loss. Although these acquired assets were initially accounted for at fair value, which reflects an estimate of expected credit losses related to these assets, we did not purchase the assets with loss share from the FDIC. To the extent future cash flows are less than those estimated at time of acquisition, we will recognize impairment losses on the underlying loan pools. Fluctuations in national, regional and local economic conditions and other factors may increase the level of charge-offs on the loans we acquired in this transaction and correspondingly reduce our net income.

Changes in market interest rates could adversely affect our financial condition and results of operations.

Our financial condition and results of operations are significantly affected by changes in market interest rates. Our results of operations substantially depend on our net interest income, which is the difference between the interest income we earn on our interest-earning assets and the interest expense we pay on our interest-bearing liabilities. Our interest-bearing liabilities generally reprice or mature more quickly than our interest-earning assets. If rates increase rapidly, we would likely have to increase the rates we pay on our deposits and borrowed funds more quickly than any changes in interest rates earned on our loans and investments, resulting in a negative effect on interest spreads and net interest income. In addition, the effect of rising rates could be compounded if deposit customers move funds from savings accounts to higher rate certificate of deposit accounts. Conversely, should market interest rates fall below current levels, our net interest margin could also be negatively affected if competitive pressures keep us from further reducing rates on our deposits, while the yields on our assets decrease more rapidly through loan prepayments and interest rate adjustments.

We also are subject to reinvestment risk associated with changes in interest rates. Changes in interest rates may affect the average life of loans and mortgage-related securities. Decreases in interest rates often result in increased prepayments of loans and mortgage-related securities, as borrowers refinance their loans to reduce borrowings costs. Under these circumstances, we are subject to reinvestment risk to the extent we are unable to reinvest the cash received from such prepayments in loans or other investments that have interest rates that are comparable to the interest rates on existing loans and securities.

Increases in interest rates may also decrease loan demand and/or may make it more difficult for borrowers to repay adjustable rate loans. Additionally, increases in interest rates may increase capitalization rates utilized in value incoming producing properties which results in lower appraised values limiting the ability of potential borrowers to refinance existing debt and may result in higher charge-offs of our non-performing collateral dependent loans.

Changes in interest rates also affect the value of our interest earning assets and in particular our securities portfolio. Generally, the value of securities fluctuates inversely with changes in interest rates. At December 31, 2012, the fair value of our securities portfolio (excluding Federal Home Loan Bank of New York stock) totaled $1.28 billion.

At December 31, 2012, our simulation model indicated that our net portfolio value (the net present value of our interest-earning assets and interest-bearing liabilities) would decrease by 2.35% if there was an instantaneous parallel 200 basis point increase in market interest rates.

Historically low interest rates may adversely affect our net interest income and profitability.

The Federal Reserve Board has recently maintained interest rates at historically low levels through its targeted federal funds rate and purchases of mortgage-backed securities. As a general matter, our interest-bearing liabilities reprice or mature more quickly than our interest-earning assets, which has resulted in increases in net interest income in the short term. Our ability to lower our interest expense is limited at these interest rate levels while the average yield on our interest-earning assets may continue to decrease. The Federal Reserve Board has indicated its intention to maintain low interest rates through late 2014. Accordingly, our net interest income (the difference between interest income earned on assets and interest expense paid on liabilities) may decrease, which may have an adverse affect on our profitability.

If our investment in the common stock of the Federal Home Loan Bank of New York is classified as other-than-temporarily impaired or as permanently impaired, earnings and stockholders’ equity could decrease.

We own stock of the Federal Home Loan Bank of New York, which is part of the Federal Home Loan Bank system. The Federal Home Loan Bank of New York common stock is held to qualify for membership in the Federal Home Loan Bank of New York and to be eligible to borrow funds under the Federal Home Loan Bank of New York’s advance programs. The aggregate cost of our Federal Home Loan Bank of New York common stock as of December 31, 2012, was $12.6 million based on its par value. There is no market for Federal Home Loan Bank of New York common stock.

Although the Federal Home Loan Bank of New York is not reporting current operating difficulties, it is possible that the capital of the Federal Home Loan Bank system, including the Federal Home Loan Bank of New York, could be substantially diminished. This could occur with respect to an individual Federal Home Loan Bank due to the requirement that each Federal Home Loan Bank is jointly and severally liable along with the other Federal Home Loan Banks for the consolidated obligations issued through the Office of Finance, a joint office of the Federal Home Loan Banks, or due to the merger of a Federal Home Loan Bank experiencing operating difficulties into a stronger Federal Home Loan Bank. Consequently, there continues to be a risk that our investment in Federal Home Loan Bank of New York common stock could be deemed other-than-temporarily impaired at some time in the future, and if this occurs, it would cause our earnings and stockholders’ equity to decrease by the impairment charge.

The expiration of unlimited Federal Deposit Insurance Corporation insurance on certain non-interest-bearing transaction accounts may increase our costs and reduce our liquidity levels.

On December 31, 2012, unlimited Federal Deposit Insurance Corporation insurance on certain non-interest-bearing transaction accounts expired. Unlimited insurance coverage does not apply to money market deposit accounts or negotiable order of withdrawal accounts. The reduction in Federal Deposit Insurance Corporation insurance on other types of accounts to the standard $250,000 maximum amount may cause depositors to place such funds in fully insured interest-bearing accounts, which would increase our costs of funds and negatively affect our results of operations, or may cause depositors to withdraw their deposits and invest uninsured funds in investments perceived as being more secure, such as securities issued by the United States Treasury. This may reduce our liquidity, or require us to pay higher interest rates to maintain our liquidity by retaining deposits.

Changes in our accounting policies or in accounting standards could materially affect how we report our financial condition and results of operations.

Our accounting policies are essential to understanding our financial results and condition. Some of these policies require the use of estimates and assumptions that may affect the value of our assets or liabilities and financial results. Some of our accounting policies are critical because they require management to make difficult, subjective, and complex judgments about matters that are inherently uncertain and because it is likely that materially different amounts would be reported under different conditions or using different assumptions. If such estimates or assumptions underlying our financial statements are incorrect, we may experience material losses.

From time to time, the Financial Accounting Standards Board and the Securities and Exchange Commission change the financial accounting and reporting standards or the interpretation of those standards that govern the preparation of our financial statements. These changes are beyond our control, can be hard to predict and could materially impact how we report our results of operations and financial condition. We could also be required to apply a new or revised standard retroactively, resulting in our restating prior period financial statements in material amounts.

The need to account for certain assets at estimated fair value may adversely affect our results of operations.

We report certain assets, including securities, at estimated fair value. Generally, for assets that are reported at fair value, we use quoted market prices or valuation models that utilize observable market inputs to estimate fair value. Because we carry these assets on our books at their estimated fair value, we may incur losses even if the asset in question presents minimal credit risk. Elevated delinquencies, defaults, and estimated losses from the disposition of collateral in our private-label mortgage-backed securities portfolio may require us to recognize additional other-than-temporary impairments in future periods with respect to our securities portfolio. The amount and timing of any impairment recognized will depend on the severity and duration of the decline in the estimated fair value of the securities and our estimation of the anticipated recovery period.

We hold certain intangible assets that could be classified as impaired in the future. If these assets are considered to be either partially or fully impaired in the future, our earnings and the book values of these assets would decrease.

We are required to test our goodwill for impairment on a periodic basis. The impairment testing process considers a variety of factors, including the current market price of our common shares, the estimated net present value of our assets and liabilities and information concerning the terminal valuation of similarly situated insured depository institutions. It is possible that future impairment testing could result in a partial or full impairment of the value of our goodwill. If an impairment determination is made in a future reporting period, our earnings and the book value of goodwill will be reduced by the amount of the impairment.

Because the nature of the financial services business involves a high volume of transactions, we face significant operational risks.

We operate in diverse markets and rely on the ability of our employees and systems to process a high number of transactions. Operational risk is the risk of loss resulting from our operations, including but not limited to, the risk of fraud by employees or persons outside our company, the execution of unauthorized transactions by employees, errors relating to transaction processing and technology, breaches of the internal control system and compliance requirements, and business continuation and disaster recovery. Insurance coverage may not be available for such losses, or where available, such losses may exceed insurance limits. This risk of loss also includes the potential legal actions that could arise as a result of an operational deficiency or as a result of noncompliance with applicable regulatory standards, adverse business decisions or their implementation, and customer attrition due to potential negative publicity. In the event of a breakdown in the internal control system, improper operation of systems or improper employee actions, we could suffer financial loss, face regulatory action, and suffer damage to our reputation.

We are required to maintain a significant percentage of our total assets in residential mortgage loans and investments secured by residential mortgage loans, which restricts our ability to diversify our loan portfolio.

A federal savings bank differs from a commercial bank in that it is required to maintain at least 65% of its total assets in “qualified thrift investments” which generally include loans and investments for the purchase, refinance, construction, improvement, or repair of residential real estate, as well as home equity loans, education loans and small business loans. To maintain our federal savings bank charter we have to be a “qualified thrift lender” or “QTL” in nine out of each 12 immediately preceding months. The QTL requirement limits the extent to which we can grow our commercial loan portfolio, and failing the QTL test can result in an enforcement action. However, a loan that does not exceed $2 million (including a group of loans to one borrower) that is for commercial, corporate, business, or agricultural purposes is included in our qualified thrift investments. As of December 31, 2012, we maintained 84.7% of our portfolio assets in qualified thrift investments. Because of the QTL requirement, we may be limited in our ability to change our asset mix and increase the yield on our earning assets by growing our commercial loan portfolio.

In addition, if we continue to grow our commercial real estate loan portfolio and our residential mortgage loan portfolio decreases, it is possible that in order to maintain our QTL status, we could be forced to buy mortgage-backed securities or other qualifying assets at times when the terms of such investments may not be attractive. Alternatively, we may find it necessary to pursue different structures, including converting Northfield Bank’s savings bank charter to a commercial bank charter.

Risks associated with system failures, interruptions, or breaches of security could negatively affect our earnings.

Information technology systems are critical to our business. We use various technology systems to manage our customer relationships, general ledger, securities, deposits, and loans. We have established policies and procedures to prevent or limit the impact of system failures, interruptions, and security breaches, but such events may still occur or may not be adequately addressed if they do occur. In addition, any compromise of our systems could deter customers from using our products and services. Although we rely on security systems to provide security and authentication necessary to effect the secure transmission of data, these precautions may not protect our systems from compromises or breaches of security.

In addition, we outsource a majority of our data processing to certain third-party providers. If these third-party providers encounter difficulties, or if we have difficulty communicating with them, our ability to adequately process and account for transactions could be affected, and our business operations could be adversely affected. Threats to information security also exist in the processing of customer information through various other vendors and their personnel.

The occurrence of any system failures, interruption, or breach of security could damage our reputation and result in a loss of customers and business thereby subjecting us to additional regulatory scrutiny, or could expose us to litigation and possible financial liability. Any of these events could have a material adverse effect on our financial condition and results of operations.

We are subject to extensive regulatory oversight.

We are subject to extensive supervision, regulation, and examination by the Office of the Comptroller of the Currency, the Federal Reserve Board and the Federal Deposit Insurance Corporation. As a result, we are limited in the manner in which we conduct our business, undertake new investments and activities, and obtain financing. This regulatory structure is designed primarily for the protection of the Deposit Insurance Fund and our depositors, and not to benefit our stockholders. This regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement actions and examination policies, including policies with respect to capital levels, the timing and amount of dividend payments, the classification of assets, the establishment of adequate loan loss reserves for regulatory purposes and the timing and amounts of assessments and fees.

In addition, we must comply with significant anti-money laundering and anti-terrorism laws and regulations, Community Reinvestment Act laws and regulations, and fair lending laws and regulations. Government agencies have the authority to impose monetary penalties and other sanctions on institutions that fail to comply with these laws and regulations, which could significantly affect our business activities, including our ability to acquire other financial institutions or expand our branch network.

Legislative or regulatory responses to perceived financial and market problems could impair our rights against borrowers.

Federal, state and local laws and policies could reduce the amount distressed borrowers are otherwise contractually obligated to pay under their mortgage loans, and may limit the ability of lenders to foreclose on mortgage collateral. Restrictions on Northfield Bank’s rights as creditor could result in increased credit losses on our loans and mortgage-backed securities, or increased expense in pursuing our remedies as a creditor.

Changes in the structure of Fannie Mae and Freddie Mac (“GSEs”) and the relationship among the GSEs, the federal government and the private markets, or the conversion of the current conservatorship of the GSEs into receivership, could result in significant changes to our securities portfolio.

The GSEs are currently in conservatorship, with its primary regulator, the Federal Housing Finance Agency, acting as conservator. We cannot predict if, when or how the conservatorships will end, or any associated changes to the GSEs’ business structure that could result. We also cannot predict whether the conservatorships will end in receivership. There are several proposed approaches to reform the GSEs which, if enacted, could change the structure of the GSEs and the relationship among the GSEs, the government and the private markets, including the trading markets for agency conforming mortgage loans and markets for mortgage-related securities in which we participate. We cannot predict the prospects for the enactment, timing or content of legislative or rulemaking proposals regarding the future status of the GSEs. Accordingly, there continues to be uncertainty regarding the future of the GSEs, including whether they will continue to exist in their current form. GSE reform, if enacted, could result in a significant change and adversely impact our business operations.

Financial reform legislation has, among other things, tightened capital standards, and created a new Consumer Financial Protection Bureau, and will result in new laws and regulations that are expected to increase our costs of operations.

The Dodd-Frank Act requires various federal agencies to adopt a broad range of new implementing rules and regulations, and to prepare numerous studies and reports for Congress. The federal agencies are given significant discretion in drafting the implementing rules and regulations, and consequently, many of the details and much of the impact of the Dodd-Frank Act may not be known for many months or years.

Among other things, as a result of the Dodd-Frank Act:

•

the Office of the Comptroller of the Currency became the primary federal regulator for federal savings associations such as Northfield Bank (replacing the Office of Thrift Supervision), and the Federal Reserve Board now supervises and regulates all savings and loan holding companies that were formerly regulated by the Office of Thrift Supervision, including Northfield-Federal and Northfield Bancorp, MHC;

•

effective July 21, 2011, the federal prohibition on paying interest on demand deposits has been eliminated, thus allowing businesses to have interest bearing checking accounts. Depending on competitive responses, this significant change could have an adverse effect on our interest expense;

•

the Federal Reserve Board is required to set minimum capital levels for depository institution holding companies that are as stringent as those required for the insured depository subsidiaries, and the components of Tier 1 capital are required to be restricted to capital instruments that are currently considered to be Tier 1 capital for insured depository institutions. There is a five-year transition period (from the July 21, 2010 effective date of the Dodd-Frank Act) before the capital requirements will apply to savings and loan holding companies;

•

the federal banking regulators are required to implement new leverage and capital requirements that take into account off-balance sheet activities and other risks, including risks relating to securitized products and derivatives;

•

a new Consumer Financial Protection Bureau has been established, which has broad powers to supervise and enforce consumer protection laws. The Consumer Financial Protection Bureau has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions, including the authority to prohibit “unfair, deceptive or abusive” acts and practices. The Consumer Financial Protection Bureau has examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets. Banks and savings institutions with $10 billion or less in assets, like Northfield Bank, will be examined by their applicable bank regulators; and

•

federal preemption rules that have been applicable for national banks and federal savings banks have been weakened, and state attorneys general have the ability to enforce federal consumer protection laws.

In addition to the risks noted above, we expect that our operating and compliance costs, and possibly our interest expense, could increase as a result of the Dodd-Frank Act and the implementing rules and regulations. The need to comply with additional rules and regulations, as well as state laws and regulations to which we were not previously subject, will also divert management’s time from managing the remainder of our operations. Higher capital levels could require us to maintain higher levels of assets that earn less interest and dividend income.

The value of our deferred tax asset could be reduced if corporate tax rates in the U.S. are decreased.

There have been recent discussions in Congress and by the executive branch regarding potentially decreasing the U.S. corporate tax rate. While we may benefit in some respects from any decreases in these corporate tax rates, any reduction in the U.S. corporate tax rate would result in a decrease to the value of our net deferred tax asset, which could negatively affect our financial condition and results of operations.

Our financial condition and results of operations could be negatively affected if we fail to grow or fail to manage our growth effectively.

Our business strategy includes growth plans. Our prospects must be considered carefully in light of risks, expenses and difficulties frequently encountered by companies in significant growth strategies. We may not be able to expand our market presence in our existing markets, and any such expansion, including the costs associated with de novo branching or acquisitions, may adversely affect our results of operations. Failure to effectively grow could have a material adverse effect on our business, future prospects, financial condition, or results of operations and could adversely affect our ability to successfully implement our business strategy. In addition, if we grow more slowly than anticipated, our operating results could be adversely affected.

Our ability to grow successfully will depend on a variety of factors including the continued availability of desirable business opportunities, the competitive responses from other financial institutions in our market areas and our ability to manage our growth.

Our risk management framework may not be effective in mitigating risk and reducing the potential for significant losses.

Our risk management framework is designed to minimize risk and loss to us. We seek to identify, measure, monitor, report and control our exposure to the types of risk to which we are subject, including strategic, market, liquidity, compliance and operational risks, among others. While we employ a broad and diversified set of risk monitoring and mitigation techniques, those techniques are inherently limited because they cannot anticipate the existence or future development of currently unanticipated or unknown risks. Recent economic conditions, heightened legislative and regulatory scrutiny of the financial services industry, among other developments, have resulted in a heightened level of risk for us. Accordingly, we could suffer losses as a result of our failure to properly anticipate and manage these risks.

Acquisitions may disrupt our business and dilute stockholder value.

In October 2011, Northfield Bank assumed all of the deposits and acquired substantially all of the assets of First State Bank, a New Jersey chartered bank, from the Federal Deposit Insurance Corporation as receiver for First State Bank. In addition, on November 2, 2012, we acquired Flatbush Federal Bancorp, Inc. and Flatbush Federal Savings & Loan Association. We regularly evaluate merger and acquisition opportunities and conduct due diligence activities related to possible transactions with other financial institutions and financial services companies. As a result, negotiations may take place and future mergers or acquisitions involving cash, debt, or equity securities may occur at any time. We seek acquisition partners that offer us either significant market presence or the potential to expand our market footprint and improve profitability through economies of scale or expanded services.

Acquiring other banks, businesses, or branches may have an adverse impact on our financial results and may involve various other risks commonly associated with acquisitions.

Various factors may make takeover attempts more difficult to achieve.

Our certificate of incorporation and bylaws, federal regulations, Northfield Bank’s charter, Delaware law, shares of restricted stock and stock options that we have granted or may grant to employees and directors, stock ownership by our management and directors and employment agreements that we have entered into with our executive officers, and various other factors may make it more difficult for companies or persons to acquire control of Northfield-Delaware without the consent of our board of directors.

We may not pay dividends on our shares of common stock, and we may not receive regulatory approval to pay a special dividend following the completion of the conversion.

Although we resumed the payment of dividends in February 2013, stockholders are not entitled to receive dividends. Furthermore, the payment of a one-time, special dividend is subject to regulatory approval. We may not receive such regulatory approval, either promptly or at all, or we may only receive regulatory approval to pay a smaller special dividend than we currently intend.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

There are no unresolved staff comments.

ITEM 2.    PROPERTIES

The Company operates from the Bank’s home office in Staten Island, New York, our corporate offices located at 581 Main Street, Woodbridge, New Jersey, and our additional 28 branch offices located in New York and New Jersey. Our branch offices are located in the New York Counties of Richmond, and Kings and the New Jersey Counties of Middlesex and Union. The net book value of our premises, land, and equipment was $29.8 million at December 31, 2012.

ITEM 3.    LEGAL PROCEEDINGS

In the normal course of business, we may be party to various outstanding legal proceedings and claims. In the opinion of management, the consolidated financial statements will not be materially affected by the outcome of such legal proceedings and claims as of December 31, 2012.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our shares of common stock are traded on the NASDAQ Global Select Market under the symbol “NFBK.” The approximate number of holders of record of Northfield-Delaware’s common stock as of February 28, 2013, was 6,033. Certain shares of Northfield Bancorp, Inc. are held in “nominee” or “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number. The following table presents quarterly market information for Northfield-Federal’s common stock for the years ended December 31, 2012 and 2011. The following information was provided by the NASDAQ Global Stock Market.

	High	Low	Dividends
Quarter ended December 31, 2012	$11.69	$10.02	$—
Quarter ended September 30, 2012	$11.48	$9.96	$—
Quarter ended June 30, 2012	$10.53	$9.24	$—
Quarter ended March 31, 2012	$11.75	$9.30	$0.09
Quarter ended December 31, 2011	$10.42	$8.99	$0.04
Quarter ended September 30, 2011	$10.28	$8.33	$0.04
Quarter ended June 30, 2011	$10.16	$9.21	$0.04
Quarter ended March 31, 2011	$9.89	$9.05	$0.04

Stock price and dividends have been restated to reflect the completion of our second-step conversion at an exchange ratio of 1.4029-to-one.

The sources of funds for the payment of a cash dividend are the retained proceeds from the sale of shares of common stock and earnings on those proceeds, interest, and principal payments on Northfield Bancorp, Inc.’s investments, including its loan to Northfield Bank’s Employee Stock Ownership Plan, and dividends from Northfield Bank.

For a discussion of Northfield Bank’s ability to pay dividends, see “Supervision and Regulation — Federal Banking Regulation.”

Stock Performance Graph

Set forth below is a stock performance graph (Source: SNL Financial) comparing (a) the cumulative total return on the Northfield-Federal’s common stock for the period December 31, 2007, through December 31, 2012, (b) the cumulative total return of the stocks included in the NASDAQ Composite Index over such period, and, (c) the cumulative total return on stocks included in the NASDAQ Bank Index over such period. Cumulative return assumes the reinvestment of dividends, and is expressed in dollars based on an assumed investment of $100.

Total Return Performance

Index	Period Ending
	12/31/07	12/31/08	12/31/09	12/31/10	12/31/11	12/31/12
Northfield Bancorp, Inc. (MHC)	100.00	104.32	127.11	127.07	137.44	149.27
NASDAQ Composite Index	100.00	60.02	87.24	103.08	102.26	120.42
NASDAQ Bank Index	100.00	78.46	65.67	74.97	67.10	79.64

Northfield-Federal had in effect at December 31, 2012, the 2008 Equity Incentive Plan which was approved by stockholders on December 17, 2008. The 2008 Equity Incentive Plan provides for the issuance of up to 4,311,796 equity awards. As of December 31, 2012 the Compensation Committee of the Board of Directors awarded 1,231,941 shares of restricted stock, and 3,079,855 stock options with tandem stock appreciation rights. These share amounts have been restated as a result of the completion of the second-step conversion at a ratio of 1.4029-to-one.

Issuer Purchases of Equity Securities

The Company announced on June 6, 2012, that it terminated its stock repurchase plan in connection with its adoption of a Plan of Conversion and Reorganization to a fully public company. As of December 31, 2012, the Company has repurchased a total of 5,384,510 shares of its common stock under its prior repurchase plans at an average price of $12.91 per share. There were no repurchases of common stock during the quarter ended December 31, 2012. The treasury shares have not been restated to reflect the completion of our second-step conversion at an exchange ratio of 1.4029-to-one because these shares will be retired as part of the conversion.

ITEM 6.	SELECTED FINANCIAL DATA

The summary information presented below at the dates or for each of the years presented is derived in part from our consolidated financial statements. The following information is only a summary, and should be read in conjunction with our consolidated financial statements and notes included in this Annual Report.

	At December 31,
	2012	2011	2010	2009	2008
	(In thousands)
Selected Financial Condition Data:
Total assets	$2,813,201	$2,376,918	$2,247,167	$2,002,274	$1,757,761
Cash and cash equivalents	128,761	65,269	43,852	42,544	50,128
Certificates of deposit	—	—	—	—	53,653
Trading securities	4,677	4,146	4,095	3,403	2,498
Securities available-for-sale, at estimated market value	1,275,631	1,098,725	1,244,313	1,131,803	957,585
Securities held-to-maturity	2,220	3,617	5,060	6,740	14,479
Loans held-for-sale	—	452	1,170	—	—
Loans held-for-sale (non-performing)	5,447	3,448	—	—	—
Loans held-for-investment:
Purchased credit-impaired (PCI) loans	75,349	88,522	—	—	—
Loans acquired	101,433	—	—	—	—
Originated loans, net	1,066,200	985,945	827,591	729,269	589,984

Loans held-for-investment, net	1,242,982	1,074,467	827,591	729,269	589,984
Allowance for loan losses	(26,424)	(26,836)	(21,819)	(15,414)	(8,778)

Net loans held-for-investment	1,216,558	1,047,631	805,772	713,855	581,206
Bank owned life insurance	93,042	77,778	74,805	43,751	42,001
Federal Home Loan Bank of New York stock, at cost	12,550	12,677	9,784	6,421	9,410
Other real estate owned	870	3,359	171	1,938	1,071
Deposits	1,956,860	1,493,526	1,372,842	1,316,885	1,024,439
Borrowed funds	419,122	481,934	391,237	279,424	332,084
Total liabilities	2,398,328	1,994,268	1,850,450	1,610,734	1,371,183
Total stockholders’ equity	414,873	382,650	396,717	391,540	386,578

	Years Ended December 31,
	2012	2011	2010	2009	2008
	(In thousands)
Selected Operating Data:
Interest income	$91,539	$91,017	$86,495	$85,568	$75,049
Interest expense	22,644	25,413	24,406	28,977	28,256

Net interest income before provision for loan losses	68,895	65,604	62,089	56,591	46,793
Provision for loan losses	3,536	12,589	10,084	9,038	5,082

Net interest income after provision for loan losses	65,359	53,015	52,005	47,553	41,711
Non-interest income:
Bargain purchase gain, net of tax	—	3,560	—	—	—
Non-interest income (other)	8,586	8,275	6,842	5,393	6,153
Non-interest expense	48,998	41,530	38,684	34,254	24,852

Income before income taxes	24,947	23,320	20,163	18,692	23,012
Income tax expense	8,916	6,497	6,370	6,618	7,181

Net income	$16,031	$16,823	$13,793	$12,074	$15,831

Net income per common share basic	$0.30	$0.30	$0.24	$0.20	$0.26
Net income per common share diluted	$0.29	$0.30	$0.24	$0.20	$0.26
Weighted average basic shares outstanding	54,339,467	56,216,794	58,066,110	59,495,301	60,516,800
Weighted average diluted shares outstanding	55,115,680	56,842,889	58,461,615	59,673,193	—

Note: Weighted average basic and diluted shares have been restated to reflect the completion of our second-step conversion at an exchange ratio of 1.4029-to-one.

	At or For the Years Ended December 31,
	2012	2011	2010	2009	2008
Selected Financial Ratios and Other Data:
Performance Ratios:
Return on assets (ratio of net income to average total assets)(1)	0.65%	0.72%	0.65%	0.64%	1.01%
Return on equity (ratio of net income to average equity)(1)	4.08	4.27	3.46	3.09	4.22
Interest rate spread(3)	2.76	2.75	2.78	2.66	2.37
Net interest margin(2)	2.98	3.01	3.10	3.16	3.13
Dividend payout ratio(6)	10.74	22.00	23.98	24.54	4.66
Efficiency ratio(1)(4)	63.24	53.63	56.12	55.26	46.94
Non-interest expense to average total assets(1)	1.99	1.79	1.82	1.82	1.58
Average interest-earning assets to average interest-bearing liabilities	122.83	122.23	125.52	130.44	136.94
Average equity to average total assets	15.94	16.95	18.81	20.82	23.84
Asset Quality Ratios:
Non-performing assets to total assets	1.30	1.99	2.72	2.19	0.61
Non-performing loans to total loans	2.86	4.07	7.36	5.73	1.63
Originated non-performing loans to orginated loans(7)	2.98	4.43	7.36	5.73	1.63
Allowance for loan losses to non-performing loans held-for-investment(8)	87.73	66.40	35.83	36.86	91.07
Allowance for loan losses to total loans held-for-investment, net(9)	2.13	2.50	2.64	2.11	1.49
Allowance for loan losses to originated loans held-for-investment, net(7)	2.48	2.72	2.64	2.11	1.49
Capital Ratios:
Total capital (to risk-weighted assets)(5)	22.30	24.71	27.39	28.52	34.81
Tier I capital (to risk-weighted assets)(5)	21.04	23.42	26.12	27.24	33.68
Tier I capital (to adjusted assets)(5)	12.65	13.42	13.43	14.35	15.98
Other Data:
Number of full service offices	29	24	20	18	18
Full time equivalent employees	306	277	243	223	203

(1)	2011 performance ratios include an after tax bargain purchase gain of $3.6 million associated with the FDIC-assisted acquisition of a failed bank. 2010 performance ratios include a $1.8 million charge ($1.2 million after-tax) related to costs associated with Northfield-Federal’s postponed second-step offering, and a $738,000 benefit related to the elimination of deferred tax liabilities associated with a change in New York state tax law. 2009 performance ratios include a $770,000 expense ($462,000 after-tax) related to a special FDIC deposit insurance assessment. 2008 performance ratios include a $2.5 million tax-exempt gain from the death of an officer and $463,000 ($292,000, net of tax) in costs associated with Northfield Bank’s conversion to a new core processing system that was completed in January 2009.

(2)	The net interest margin represents net interest income as a percent of average interest-earning assets for the period.

(3)	The interest rate spread represents the difference between the weighted-average yield on interest earning assets and the weighted-average costs of interest-bearing liabilities.

(4)	The efficiency ratio represents non-interest expense divided by the sum of net interest income and non-interest income.

(5)	Capital ratios are presented for Northfield Bank only.

(6)	Dividend payout ratio is calculated as total dividends declared for the year (excluding dividends waived by Northfield Bancorp, MHC) divided by net income for the year.

(7)	Excludes PCI loans held-for-investment.

(8)	Excludes nonperforming loans held-for-sale, carried at aggregate lower of cost or estimated fair value, less costs to sell.

(9)	Includes PCI loans held-for-investment.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Consolidated Financial Statements of Northfield Bancorp, Inc. and the Notes thereto included elsewhere in this report (collectively, the “Financial Statements”).

Overview

On January 24, 2013, Northfield Bancorp, Inc., a Delaware corporation, completed its conversion from the mutual holding company to the stock holding company form of organization. A total of 35,558,927 shares of common stock were sold in the subscription and community offerings at a price of $10.00 per share. As part of the conversion, each existing share of Northfield-Federal common stock held by public shareholders was converted into the right to receive 1.4029 shares of Northfield-Delaware common stock. The exchange ratio ensured that, after the conversion and offering, the public shareholders of Northfield-Federal maintained approximately the same ownership interest in Northfield-Delaware as they owned previously.

Net income was $16.0 million, or $0.30 per basic and $0.29 per diluted common share for 2012, as compared to $16.8 million, or $0.30 per basic and diluted common share for 2011. Net income in 2011 included an after-tax bargain purchase gain of $3.6 million, or $0.06 per share, related to an FDIC-assisted transaction completed in October 2011, as well as a charge of $2.4 million, or $0.04 per common share, for the transfer of $7.5 million of loans to held-for-sale.

Our assets grew by 18.4% to $2.81 billion at December 31, 2012, from $2.38 billion at December 31, 2011. The increase in total assets was primarily attributable to a $168.9 million, or 16.1%, increase in net loans held-for-investment, a $176.9 million increase in securities available-for-sale and a $63.5 million increase in cash and cash equivalents. This increase in assets was funded by a $463.3 million increase in deposits to $1.96 billion at December 31, 2012, from $1.49 billion at December 31, 2011. The increase in deposits was attributable to growth in transaction accounts, savings accounts and certificates of deposit. Borrowed funds decreased $62.8 million to $419.1 million at December 31, 2012, from $481.9 million at December 31, 2011.

Critical Accounting Policies

Critical accounting policies are defined as those that involve significant judgments and uncertainties, and could potentially result in materially different results under different assumptions and conditions. We believe that the most critical accounting policies upon which our financial condition and results of operation depend, and which involve the most complex subjective decisions or assessments, are the following:

Allowance for Loan Losses, Impaired Loans, and Other Real Estate Owned.    The allowance for loan losses is the estimated amount considered necessary to cover probable and reasonably estimable credit losses inherent in the loan portfolio at the balance sheet date. The allowance is established through the provision for loan losses that is charged against income. In determining the allowance for loan losses, we make significant estimates and judgments. The determination of the allowance for loan losses is considered a critical accounting policy by management because of the high degree of judgment involved, the subjectivity of the assumptions used, and the potential for changes in the economic environment that could result in changes to the amount of the recorded allowance for loan losses.

The allowance for loan losses has been determined in accordance with GAAP. We are responsible for the timely and periodic determination of the amount of the allowance required. We believe that our allowance for loan losses is adequate to cover identifiable losses, as well as estimated losses inherent in our portfolio for which certain losses are probable but not specifically identifiable.

Management performs a formal quarterly evaluation of the adequacy of the allowance for loan losses. The analysis of the allowance for loan losses has a component for originated and acquired held-for-investment impaired loan losses, and a component for general loan losses, including unallocated reserves.

Management has defined an originated impaired loan to be a loan for which it is probable, based on current information, that we will not collect all amounts due in accordance with the contractual terms of the loan agreement. We have defined the population of originated held-for-investment impaired loans to be all originated and acquired non-accrual loans held-for-investment with an outstanding balance of $500,000 or greater, and all originated and acquired loans subject to a troubled debt restructuring. Impaired loans are individually assessed to determine that the loan’s carrying value is not in excess of the estimated fair value of the collateral (less cost to sell), if the loan is collateral dependent, or the present value of the expected future cash flows, if the loan is not collateral dependent. Management performs a detailed evaluation of each originated impaired loan and generally obtains updated appraisals as part of the evaluation. In addition, management adjusts estimated fair values down to appropriately consider recent market conditions, our willingness to accept a lower sales price to effect a quick sale, and costs to dispose of any supporting collateral. Determining the estimated fair value of underlying collateral (and related costs to sell) can be difficult in illiquid real estate markets and is subject to significant assumptions and estimates. Management employs an independent third-party expert in appraisal preparation and review to ascertain the reasonableness of updated appraisals. Projecting the expected cash flows under troubled debt restructurings is inherently subjective and requires, among other things, an evaluation of the borrower’s current and projected financial condition. Actual results may be significantly different than our projections, and our established allowance for loan losses on these loans, and could have a material effect on our financial results.

The second component of the allowance for loan losses is the general loss allocation. This assessment excludes impaired originated and acquired held-for-investment, trouble debt restructured, held-for-sale and purchased credit-impaired (PCI) loans, with loans being grouped into similar risk characteristics, primarily loan type, loan-to-value (if collateral dependent) and internal credit risk rating. We apply an estimated loss rate to each loan group. The loss rates applied are based on our loss experience as adjusted for our qualitative assessment of relevant changes related to: underwriting standards; delinquency trends; collection, charge-off and recovery practices; the nature or volume of the loan group; changes in lending staff; concentration of loan type; current economic conditions; and other relevant factors considered appropriate by management. In evaluating the estimated loss factors to be utilized for each loan group, management also reviews actual loss history over an extended period of time as reported by the Federal Deposit Insurance Corporation for institutions both nationally and in our market area, during periods that are believed to have been under similar economic conditions. This evaluation is inherently subjective as it requires material estimates that may be susceptible to significant revisions based on changes in economic and real estate market conditions. Actual loan losses may be significantly different than the allowance for loan losses we have established, and could have a material effect on our financial results. We also maintain an unallocated component related to the general loss allocation. Management does not target a specific unallocated percentage of the total general allocation, or total allowance for loan losses. The primary purpose of the unallocated component is to account for the inherent imprecision of the loss estimation process related primarily to periodic updating of appraisals on impaired loans, as well as periodic updating of commercial loan credit risk ratings by loan officers and our internal credit audit process. Generally, management will establish higher levels of unallocated reserves between independent credit audits, and between appraisal reviews for larger impaired loans. Adjustments to the provision for loans due to the receipt of updated appraisals is mitigated by management’s quarterly review of real estate market index changes, and reviews of property valuation trends noted in current appraisals being received on other impaired and unimpaired loans. These changes in indicators of value are applied to impaired loans that are awaiting updated appraisals.

This quarterly process is performed by the accounting department, in conjunction with the credit administration department, and approved by the Controller. The Chief Financial Officer performs a final review of the calculation. All supporting documentation with regard to the evaluation process is maintained by the accounting department. Each quarter a summary of the allowance for loan losses is presented by the Controller to the audit committee of the board of directors.

We have a concentration of loans secured by real property located in New York and New Jersey. As a substantial amount of our loan portfolio is collateralized by real estate, appraisals of the underlying value of property securing loans are critical in determining the amount of the allowance required for specific loans. Assumptions for appraisal valuations are instrumental in determining the value of properties. Overly optimistic assumptions or negative changes to assumptions could significantly impact the valuation of a property securing a loan and the related allowance determined. The assumptions supporting such appraisals are reviewed by management and an independent third-party appraiser to determine that the resulting values reasonably reflect amounts realizable on the collateral. Based on the composition of our loan portfolio, we believe the primary risks are increases in interest rates, a decline in the economy generally, or a decline in real estate market values in New York or New Jersey. Any one or a combination of these events may adversely affect our loan portfolio resulting in delinquencies, increased loan losses, and future loan loss provisions.

Although we believe we have established and maintained the allowance for loan losses at adequate levels, changes may be necessary if future economic or other conditions differ substantially from our estimation of the current operating environment. Although management uses the information available, the level of the allowance for loan losses remains an estimate that is subject to significant judgment and short-term change. In addition, the Office of the Comptroller of the Currency, as an integral part of their examination process, will review our allowance for loan losses and may require us to recognize adjustments to the allowance based on their judgments about information available to them at the time of their examination.

We also maintain an allowance for estimated losses on off-balance sheet credit risks related to loan commitments and standby letters of credit. Management utilizes a methodology similar to its allowance for loan loss methodology to estimate losses on these items. The allowance for estimated credit losses on these items is included in other liabilities and any changes to the allowance are recorded as a component of other non-interest expense.

Real estate acquired by us as a result of foreclosure or by deed in lieu of foreclosure is classified as other real estate owned. When we acquire other real estate owned, we generally obtain a current appraisal to substantiate the net carrying value of the asset. The asset is recorded at the lower of cost or estimated fair value, establishing a new cost basis. Holding costs and declines in estimated fair value result in charges to expense after acquisition.

Purchased Credit-Impaired Loans.    Purchased credit-impaired loans, or “PCI” loans, are subject to our internal credit review. If and when credit deterioration occurs at the loan pool level subsequent to the acquisition date, a provision for credit losses for PCI loans will be charged to earnings for the full amount of the decline in expected cash flows for the pool. Under the accounting guidance of ASC Topic 310-30, for acquired credit impaired loans, the allowance for loan losses on PCI loans is measured at each financial reporting date based on future expected cash flows. This assessment and measurement is performed at the pool level and not at the individual loan level. Accordingly, decreases in expected cash flows resulting from further credit deterioration, on a pool basis, as of such measurement date compared to those originally estimated are recognized by recording a provision and allowance for credit losses on PCI loans. Subsequent increases in the expected cash flows of the loans in each pool would first reduce any allowance for loan losses on PCI loans; and any excess will be accreted prospectively as a yield adjustment. The analysis of expected cash flows for pools incorporates updated pool level expected prepayment rates, default rates, and delinquency levels, and loan level loss severity given default assumptions. The expected cash flows are estimated based on factors which include loan grades established in Northfield Bank’s ongoing credit review program, likelihood of default based on observations of specific loans during the credit review process as well as applicable industry data, loss severity based on updated evaluation of cash flows from available collateral, and the contractual terms of the underlying loan agreement. Actual cash flows could differ from those expected, and others provided with the same information could draw different reasonable conclusions and calculate different expected cash flows.

Goodwill and Other Intangibles.    We record all assets and liabilities in acquisitions, including goodwill and other intangible assets, at fair value as of the acquisition date, and expense all acquisition related costs as incurred as required by ASC Topic 805, “Business Combinations.” Goodwill totaling $16.2 million at December 31, 2012, is not amortized but is subject to annual tests for impairment or more often if events or circumstances indicate it may be impaired. Other intangible assets, such as core deposit intangibles, are amortized over their estimated useful lives and are subject to impairment tests if events or circumstances indicate a possible inability to realize the carrying amount. Such evaluation of other intangible assets is based on undiscounted cash flow projections. The initial recording of goodwill and other intangible assets requires subjective judgments concerning estimates of the fair value of the acquired assets and assumed liabilities.

The goodwill impairment analysis is generally a two-step test. However, we may, under Accounting Standards Update (ASU) No. 2011-08, “Testing Goodwill for Impairment,” first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under this new ASU, we are not required to calculate the fair value of our reporting unit if, based on a qualitative assessment, we determine that it was more likely than not that the unit’s fair value was not less than its carrying amount. During 2012, we elected to perform step one of the two-step goodwill impairment test for our reporting unit, but (under the ASU) we will be permitted to perform the optional qualitative assessment in future periods. The first step compares the fair value of the reporting unit with its carrying amount, including goodwill. If the fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired; however, if the carrying amount of the reporting unit exceeds its fair value, an additional step must be performed. That additional step compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. The implied fair value of goodwill is determined in a manner similar to the amount of goodwill calculated in a business combination, i.e., by measuring the excess of the estimated fair value of the reporting unit, as determined in the first step above, over the aggregate estimated fair values of the individual assets, liabilities, and identifiable intangibles, as if the reporting unit was being acquired in a business combination at the impairment test date. An impairment loss is recorded to the extent that the carrying amount of goodwill exceeds its implied fair value. The loss establishes a new basis in the goodwill and subsequent reversal of goodwill impairment losses are not permitted.

Securities Valuation and Impairment.    Our securities portfolio is comprised of mortgage-backed securities and to a lesser extent corporate bonds, agency bonds, and mutual funds. Our available-for-sale securities portfolio is carried at estimated fair value, with any unrealized gains or losses, net of taxes, reported as accumulated other comprehensive income or loss in stockholders’ equity. Our trading securities portfolio is reported at estimated fair value. Our held-to-maturity securities portfolio, consisting of debt securities for which we have a positive intent and ability to hold to maturity, is carried at amortized cost. We conduct a quarterly review and evaluation of the available-for-sale and held-to-maturity securities portfolios to determine if the estimated fair value of any security has declined below its amortized cost, and whether such decline is other-than-temporary. If such decline is deemed other-than-temporary, we adjust the cost basis of the security by writing down the security to estimated fair value through a charge to current period operations. The estimated fair values of our securities are primarily affected by changes in interest rates, credit quality, and market liquidity.

Management is responsible for determining the estimated fair value of the securities in our portfolio. In determining estimated fair values, each quarter management utilizes the services of an independent third-party service, recognized as a specialist in pricing securities. The independent pricing service utilizes market prices of same or similar securities whenever such prices are available. Prices involving distressed sellers are not utilized in determining fair value, if identifiable. Where necessary, the independent third-party pricing service estimates fair value using models employing techniques such as discounted cash flow analyses. The assumptions used in these models typically include assumptions for interest rates, credit losses, and prepayments, utilizing observable market data, where available. Where the market price of the same or similar securities is not available, the valuation becomes more subjective and involves a high degree of judgment. In addition, we compare securities prices to a second independent pricing service that is utilized as part of our asset liability risk management process and analyze significant anomalies in pricing including significant fluctuations, or lack thereof, in relation to other securities. At December 31, 2012, and for each quarter end in 2012, all securities were priced by an independent third-party pricing service, and management made no adjustment to the prices received.

Determining that a security’s decline in estimated fair value is other-than-temporary is inherently subjective, and becomes increasing difficult as it relates to mortgage-backed securities that are not guaranteed by the U.S. Government, or a U.S. Government Sponsored Enterprise (e.g., Fannie Mae and Freddie Mac). In performing our evaluation of securities in an unrealized loss position, we consider among other things, the severity and duration of time that the security has been in an unrealized loss position and the credit quality of the issuer. As it relates to mortgage-backed securities not guaranteed by the U.S. Government, Fannie Mae, or Freddie Mac, we perform a review of the key underlying loan collateral risk characteristics including, among other things, origination dates, interest rate levels, composition of variable and fixed rates, reset dates (including related pricing indices), current loan to original collateral values, locations of collateral, delinquency status of loans, and current credit support. In addition, for securities experiencing declines in estimated fair values of over 10%, as compared to its amortized cost, management also reviews published historical and expected prepayment speeds, underlying loan collateral default rates, and related historical and expected losses on the disposal of the underlying collateral on defaulted loans. This evaluation is inherently subjective as it requires estimates of future events, many of which are difficult to predict. Actual results could be significantly different than our estimates and could have a material effect on our financial results.

Federal Home Loan Bank Stock Impairment Assessment.    Northfield Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks, through its membership in the Federal Home Loan Bank of New York. As a member of the Federal Home Loan Bank of New York, Northfield Bank is required to acquire and hold shares of common stock in the Federal Home Loan Bank of New York in an amount determined by a “membership” investment component and an “activity-based” investment component. As of December 31, 2012, Northfield Bank was in compliance with its ownership requirement. At December 31, 2012, Northfield Bank held $12.6 million of Federal Home Loan Bank of New York common stock. In performing our evaluation of our investment in Federal Home Loan Bank of New York stock, on a quarterly basis, management reviews the Federal Home Loan Bank of New York’s most recent financial statements and determines whether there have been any adverse changes to its capital position as compared to the trailing period. In addition, management reviews the Federal Home Loan Bank of New York’s most recent President’s Report in order to determine whether or not a dividend has been declared for the current reporting period. Furthermore, management obtains the credit rating of the Federal Home Loan Bank of New York from an accredited credit rating service to ensure that no downgrades have occurred. At December 31, 2012, it was determined by management that Northfield Bank’s investment in Federal Home Loan Bank of New York common stock was not impaired.

Deferred Income Taxes.    We use the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. If it is determined that it is more likely than not that the deferred tax assets will not be realized, a valuation allowance is established. We consider the determination of this valuation allowance to be a critical accounting policy because of the need to exercise significant judgment in evaluating the amount and timing of recognition of deferred tax liabilities and assets, including projections of future taxable income. These judgments and estimates are reviewed quarterly as regulatory and business factors change. A valuation allowance for deferred tax assets may be required if the amounts of taxes recoverable through loss carry backs decline, or if we project lower levels of future taxable income. Such a valuation allowance would be established and any subsequent changes to such allowance would require an adjustment to income tax expense that could adversely affect our operating results.

Stock Based Compensation.    We recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value.

We estimate the per share fair value of options on the date of grant using the Black-Scholes option pricing model using assumptions for the expected dividend yield, expected stock price volatility, risk-free interest rate and expected option term. These assumptions are based on our judgments regarding future option exercise experience and market conditions. These assumptions are subjective in nature, involve uncertainties, and, therefore, cannot be determined with precision. The Black-Scholes option pricing model also contains certain inherent limitations when applied to options that are not traded on public markets.

The per share fair value of options is highly sensitive to changes in assumptions. In general, the per share fair value of options will move in the same direction as changes in the expected stock price volatility, risk-free interest rate and expected option term, and in the opposite direction of changes in the expected dividend yield. For example, the per share fair value of options will generally increase as expected stock price volatility increases, risk-free interest rate increases, expected option term increases and expected dividend yield decreases. The use of different assumptions or different option pricing models could result in materially different per share fair values of options.

As our common stock does not have a significant amount of historical price volatility, we utilized the historical stock price volatility of a peer group when pricing stock options.

Comparison of Financial Condition at December 31, 2012 and 2011

Total assets increased $436.3 million (of which $240.6 million was related to our second-step stock offering and $131.5 million was related to the acquisition of Flatbush Federal (the “Merger”)), or 18.4%, to $2.81 billion at December 31, 2012, from $2.38 billion at December 31, 2011. The increase was primarily attributable to increases in cash and cash equivalents of $63.5 million, securities available-for-sale of $176.9 million, net loans held-for-investment of $168.9 million, and bank owned life insurance of $15.3 million.

Cash and cash equivalents increased by $63.5 million, or 97.3%, to $128.8 million at December 31, 2012, from $65.3 million at December 31, 2011. Balances fluctuate based on the timing of receipt of security and loan repayments and the redeployment of cash into higher yielding assets, or the funding of deposit or borrowing obligations.

The Company’s securities available-for-sale portfolio totaled $1.28 billion at December 31, 2012, compared to $1.10 billion at December 31, 2011. At December 31, 2012, $1.18 billion of the portfolio consisted of residential mortgage-backed securities issued or guaranteed by Fannie Mae, Freddie Mac, or Ginnie Mae. The Company also held residential mortgage-backed securities not guaranteed by these three entities, referred to as “private label securities.” The private label securities had an amortized cost of $7.5 million and an estimated fair value of $7.8 million at December 31, 2012. In addition to the above mortgage-backed securities, the Company held $74.4 million in corporate bonds which were all rated investment grade at December 31, 2012, and $13.0 million of equity investments in mutual funds, which focus on investments that qualify under the Community Reinvestment Act, and in money market mutual funds.

Securities held-to-maturity decreased $1.4 million, or 38.6%, to $2.2 million at December 31, 2012, from $3.6 million at December 31, 2011. The decrease was attributable to maturities and paydowns during the year ended December 31, 2012.

Originated loans held-for-investment, net, totaled $1.07 billion at December 31, 2012, as compared to $985.9 million at December 31, 2011. The increase was primarily due to an increase in multifamily real estate loans, which increased $151.8 million, or 33.1%, to $610.1 million at December 31, 2012, from $458.4 million at December 31, 2011. This was partially offset by a decrease in insurance premium loans of $59.1 million due to the sale of substantially all of the portfolio, a decrease of $7.9 million in one-to-four family loans and a decrease in commercial real estate loans of $11.6 million. Currently, management is primarily focused on originating multifamily loans, with less emphasis on other loan types.

Purchased credit-impaired (PCI) loans, primarily acquired as part of a transaction with the FDIC, totaled $75.3 million at December 31, 2012, as compared to $88.5 million at December 31, 2011. The Company recorded accretion of interest income of $6.4 million for the year ended December 31, 2012. Additionally, the Company reclassified approximately $6.5 million from the non-accretable yield to the accretable yield as a result of improving cash flows which will be recognized into income over the remaining life of the portfolio.

Bank owned life insurance increased $15.3 million, or 19.6%, to $93.0 million at December 31, 2012. The increase resulted from income earned on bank owned life insurance for the year ended December 31, 2012.

Federal Home Loan Bank of New York stock, at cost, decreased $127,000, or 1.0%, to $12.6 million at December 31, 2012, from $12.7 million at December 31, 2011. This decrease was attributable to a decrease in borrowings outstanding with the Federal Home Loan Bank of New York over the same time period.

Premises and equipment, net, increased $9.8 million, or 49.0%, to $29.8 million at December 31, 2012, from $20.0 million at December 31, 2011. This increase was primarily attributable to leasehold improvements made to new branches and the renovation of existing branches.

Other real estate owned decreased $2.5 million to $870,000 at December 31, 2012, from $3.4 million at December 31, 2011. This decrease was attributable to sales during the year partially offset the acquisition of $823,00 of other real estate owned as a result of the Merger.

Other assets decreased $4.3 million, or 28.5%, to $19.4 million at December 31, 2012, from $15.1 million at December 31, 2011. The decrease in other assets was primarily attributable to a decrease in net deferred tax assets, due to an increase in deferred tax liabilities associated with net unrealized gains on securities available-for-sale and the amortization of prepaid FDIC insurance.

Deposits increased $463.3 million, or 31.0%, to $1.96 billion at December 31, 2012, from $1.49 billion at December 31, 2011. The increase in deposits for the year ended December 31, 2012 was due to a $372.0 million, or 48.6%, increase in savings and money market accounts from December 31, 2011 (including $240.6 million of deposits from the second step stock offering and $38.4 million in deposits as a result of the Merger), and a $79.1 million, or 31.9%, increase in transaction accounts from December 31, 2011 (including $5.5 million in deposits as a result of the Merger), and a $12.3 million, or 2.6%, increase in certificates of deposit accounts (including $67.6 million in deposits as a result of the Merger).

Borrowings, consisting primarily of Federal Home Loan Bank advances and repurchase agreements, decreased by $62.8 million, or 13.0%, to $419.1 million at December 31, 2012, from $481.9 million at December 31, 2011. Management utilizes borrowings to mitigate interest rate risk, for short-term liquidity and to a lesser extent as part of leverage strategies.

Accrued expenses and other liabilities increased $2.2 million to $18.9 million at December 31, 2012, from $16.6 million at December 31, 2011. The increase was primarily a result of an increase in mortgage escrow accounts.

Total stockholders’ equity increased $32.2 million to $414.9 million at December 31, 2012, from $382.7 million at December 31, 2011. This increase was primarily attributable to net income of $16.0 million for the year ended December 31, 2012, a $761,000 increase in accumulated other comprehensive income, and a $21.0 million increase in additional paid-in capital primarily related to the issuance of common stock for the Merger and to a lesser extent the recognition of compensation expense associated with equity awards. The increase was partially offset by $4.2 million in net stock repurchases and dividend payments of approximately $1.7 million. In March of 2012, the Company suspended dividend payments pending the completion of its second-step conversion. This was done in response to a new regulation implemented by the Federal Reserve Board that requires a depositor vote to authorize our mutual holding company parent to waive its right to receive dividends from the Company. The Company completed its second-step offering on January 24, 2013, which resulted in the Company resuming its quarterly dividend of $0.06. Additionally, the Company is seeking approval to pay a special $0.25 dividend.

Northfield-Federal announced on June 6, 2012, that it terminated its stock repurchase plan in connection with its adoption of a Plan of Conversion and Reorganization to a fully public company. As of December 31, 2012, Northfield-Federal had repurchased a total of 5,384,510 shares of its common stock under its prior repurchase plans at an average price of $12.91 per share. These share amounts have not been restated as result of the completion of the second-step offering because they will be retired.

Comparison of Operating Results for the Years Ended December 31, 2012 and 2011

Net Income.    Net income was $16.0 million and $16.8 million for the years ended December 31, 2012 and 2011, respectively. Significant variances from the prior year are as follows: a $3.3 million increase in net interest income, a $9.1 million decrease in the provision for loan losses, a $3.2 million decrease in non-interest income, a $7.5 million increase in non-interest expense, and a $2.4 million increase in income tax expense.

Interest Income.    Interest income increased by $522,000, or 0.6%, to $91.5 million for the year ended December 31, 2012, as compared to $91.0 million for the year ended December 31, 2011. The increase was primarily the result of an increase in average interest-earning assets of $131.1 million, or 6.0%. The increase in average interest-earning assets was due primarily to a $171.7 million increase in average loans outstanding, which was partially offset by a $7.4 million decrease in interest-earning assets in other financial institutions, a $21.6 million decrease in mortgage-backed securities, and a $14.5 million decrease in other securities. This was partially offset by a 21 basis point decrease in yields earned on interest-earning assets to 3.96% from 4.17% for the prior year. The rates earned on loans and mortgage-backed securities decreased due to the general decline in market interest rates for these asset types.

Interest Expense.    Interest expense decreased $2.8 million, or 10.9%, to $22.6 million for the year ended December 31, 2012, from $25.4 million for the year ended December 31, 2011. The decrease was attributable to a decrease in interest expense on borrowings of $355,000, or 2.7% and a decrease in interest expense on deposits of $2.4 million, or 19.7%. The decrease in interest expense on borrowings was primarily attributable to a decrease of 12 basis points, or 4.3%, in the cost of borrowings, reflecting lower market interest rates for borrowed funds, partially offset by an increase of $8.3 million, or 1.7%, in average borrowings outstanding. The decrease in interest expense on deposits was attributable to a decrease in the cost of interest-bearing deposits of 24 basis points, or 25.5%, to 0.70% for the year ended December 31, 2012, from 0.94% for the year ended December 31, 2011, reflecting lower market interest rates for short-term deposits. The decrease in the cost of deposits was partially offset by an increase of $89.7 million, or 6.1%, in average interest-bearing deposits outstanding.

Net Interest Income.    Net interest income increased $3.3 million, or 5.0%, as average net interest-earning assets increased by $33.2 million to $429.8 million which more than offset the three basis point decrease in our net interest margin to 2.98%. The increase in average interest-earning assets was due primarily to a $171.7 million increase in average loans outstanding, which was partially offset by a $7.4 million decrease in interest-earning assets in other financial institutions, a $21.6 million decrease in mortgage-backed securities, and a $14.5 million decrease in other securities. The year ended December 31, 2012, included loan prepayment income of $1.5 million compared to $812,000 for the year ended December 31, 2011. Rates paid on interest-bearing liabilities decreased 22 basis points to 1.20% from 1.42% for the prior year. This was partially offset by a 21 basis point decrease in yields earned on interest-earning assets to 3.96% from 4.17% for the prior year.

Provision for Loan Losses.    The provision for loan losses decreased $9.1 million, or 71.9%, to $3.5 million for the year ended December 31, 2012, from $12.6 million for the year ended December 31, 2011. The decrease in the provision for loan losses was due primarily to a decrease in charge-offs, a shift in the composition of our loan portfolio to multifamily loans, which generally require lower general reserves than our other commercial real estate loans, and a decrease in non-performing loans and other asset quality indicators during the year ended December 31, 2012, compared to the year ended December 31, 2011. The Company recorded net charge-offs of $3.9 million (including $1.2 million related to loans transferred to held-for-sale) and $7.6 million (including $4.0 million related to loans transferred to held-for-sale) during the years ended December 31, 2012 and 2011, respectively.

Non-interest Income.    Non-interest income decreased $3.2 million, or 27.5%, to $8.6 million for the year ended December 31, 2012, as compared to $11.8 million for the year ended December 31, 2011. This decrease was primarily a result of a $3.6 million bargain purchase gain, net of tax, during 2011 partially offset by a decrease in losses on other-than-temporary-impairment of securities of $385,000.

Non-interest Expense.    Non-interest expense increased $7.5 million, or 18.0%, to $49.0 million for the year ended December 31, 2012, from $41.5 million for the year ended December 31, 2011, due primarily to a $2.5 million increase in compensation and employee benefits primarily resulting from increased staff associated with branch openings and acquisitions, a $1.9 million increase in occupancy expense and a $259,000 increase in furniture and equipment expense each primarily relating to new branches and the renovation of existing branches, a $964,000 increase in data processing fees primarily related to conversion costs associated with the FDIC-assisted transaction, a $945,000 increase in professional fees related to merger activity, and an increase in other non-interest expense of $904,000 primarily related to costs associated with other real estate owned.

Income Tax Expense.    The Company recorded income tax expense of $8.9 million for the year ended December 31, 2012, compared to $6.5 million for the year ended December 31, 2011. The effective tax rate for the year ended December 31, 2012, was 35.7%, as compared to 27.8% for the year ended December 31, 2011. The increase in the effective tax rate was primarily attributable to certain merger related expenses from the Flatbush Federal transaction which are not deductible for tax purposes and the recording of the bargain purchase gain net of tax expense in non-interest income during 2011.

Comparison of Operating Results for the Years Ended December 31, 2011 and 2010

Net Income.    Net income increased $3.0 million, or 22.0%, to $16.8 million for the year ended December 31, 2011, as compared to $13.8 million for the year ended December 31, 2010, due primarily to an increase of $3.5 million in net interest income and an increase in non-interest income of $5.0 million, partially offset by a $2.5 million increase in the provision for loan losses, an increase of $2.8 million in non-interest expense and an increase of $127,000 in income tax expense.

Interest Income.    Interest income increased by $4.5 million, or 5.2%, to $91.0 million for the year ended December 31, 2011, as compared to $86.5 million for the year ended December 31, 2010. The increase was primarily the result of an increase in average interest-earning assets of $175.6 million, or 8.8%. The increase in average interest-earning assets was primarily attributable to an increase in average loans of $153.5 million, or 19.8%, an increase in average mortgage-backed securities of $124.3 million, or 13.3%, and an increase in average interest-earning deposits of $3.0 million, or 6.4%, partially offset by a decrease in securities (other than mortgage-backed securities) of $108.7 million, or 45.3%. The effect of the increase in average interest-earning assets was partially offset by a decrease of 14 basis points, or 3.2%, in the yield earned to 4.17% for the year ended December 31, 2011, from 4.31% for the year ended December 31, 2010. The rates earned on loans and mortgage-backed securities decreased due to the general decline in market interest rates for these asset types.

Interest Expense.    Interest expense increased $1.0 million, or 4.1%, to $25.4 million for the year ended December 31, 2011, from $24.4 million for the year ended December 31, 2010. The increase was attributable to an increase in interest expense on borrowings of $2.3 million, or 21.5%, partially offset by a decrease in interest expense on deposits of $1.3 million, or 9.7%. The increase in interest expense on borrowings was primarily attributable to an increase of $145.7 million, or 44.1%, in average borrowings outstanding, partially offset by a decrease of 52 basis points, or 15.9%, in the cost of borrowings, reflecting lower market interest rates for borrowed funds. The decrease in interest expense on deposits was attributable to a decrease in the cost of interest-bearing deposits of 13 basis points, or 12.1%, to 0.94% for the year ended December 31, 2011, from 1.07% for the year ended December 31, 2010, reflecting lower market interest rates for short-term deposits. The decrease in the cost of deposits was partially offset by an increase of $41.0 million, or 3.2%, in average interest-bearing deposits outstanding.

Net Interest Income.    Net interest income increased $3.5 million, or 5.7%, as interest-earning assets increased by 8.8% to $2.2 billion. The general decline in interest rates has resulted in a decline in the yields earned on interest-earning assets by 14 basis points to 4.17% for the current year as compared to 4.31% for the prior year, while rates paid on interest-bearing liabilities decreased 11 basis points to 1.42% for the current year as compared to 1.53% for the prior year. Yields on loans include $1.4 million in interest income recognized on PCI loans with an average balance of $19.3 million contributing approximately four basis points to the net interest margin. Additionally, net interest income for the year ended December 31, 2011 included prepayment penalties of $812,000 compared to $67,000 for the year ended December 31, 2010. The increase in average interest earning assets was due primarily to increases in average loans outstanding of $153.5 million and $124.3 million in mortgage-backed securities, partially offset by a decrease in other securities. Other securities consist primarily of investment-grade shorter-term corporate bonds and government-sponsored enterprise bonds.

Provision for Loan Losses.    The provision for loan losses was $12.6 million for the year ended December 31, 2011; an increase of $2.5 million, or 24.8%, from the $10.1 million provision recorded in the year ended December 31, 2010. The increase in the provision for loan losses in the current year was due primarily to increased charge-offs and increased loan originations partially offset by a shift in the composition of our loan portfolio to multifamily loans, which generally require lower general reserves than other commercial real estate loans, and decreases in non-performing loans during the year ended December 31, 2011, as compared to the year ended December 31, 2010. During the year ended December 31, 2011, we recorded net charge-offs of $7.6 million compared to net charge-offs of $3.7 million for the year ended December 31, 2010. Charge-offs for 2011 included $4.0 million related to the transfer of $7.4 million of loans to held-for-sale.

Non-interest Income.    Non-interest income increased $5.0 million, or 73.0%, to $11.8 million for the year ended December 31, 2011, as compared to $6.8 million for the year ended December 31, 2010. This increase was primarily the result of a $3.6 million, net of taxes, bargain purchase gain, associated with the Federal Deposit Insurance Corporation-assisted acquisition in October 2011, a $750,000 increase in gains on security sales, a $364,000 increase in fees and service charges for customer services, and a $694,000 increase in income earned on bank owned life insurance, generated by increased cash surrender values, primarily resulting from higher levels of bank owned life insurance. We routinely sell securities when market pricing presents, in management’s assessment, an economic benefit that outweighs holding such securities, and when smaller balance securities become cost prohibitive to carry. These increases were partially offset by an increase of $255,000 in other-than-temporary credit impairment charges recognized on two private label mortgage-backed securities and 1 equity mutual fund and a decrease of $120,000 in other income.

Non-interest Expense.    Non-interest expense increased $2.8 million, or 7.4%, for the year ended December 31, 2011, as compared to the year ended December 31, 2010, due primarily to compensation and employee benefits expense increasing $2.6 million, which resulted primarily from increases in employees related to additional branch and operations personnel, and to a lesser extent, salary adjustments effective January 1, 2011. Occupancy expense increased $1.1 million, or 22.3%, primarily due to increases in rent and amortization of leasehold improvements relating to new branches and the renovation of existing branches. These increases were partially offset by decreased professional fees of $1.3 million, primarily resulting from the expensing of approximately $1.8 million in costs incurred for our postponed, second-step stock offering in the prior year partially offset by increased costs related to loan workouts.

Income Tax Expense.    We recorded income tax expense of $6.5 million and $6.4 million for the years ended December 31, 2011 and 2010, respectively. The effective tax rate for the year ended December 31, 2011 was 27.8%, as compared to 31.6% for the year ended December 31, 2010. The decrease in rate was due primarily to the $5.9 million bargain purchase gain recorded in the Federal Deposit Insurance Corporation-assisted transaction being recorded net of tax of $2.3 million and lower taxable income in the current year as a result of in an increase in tax-exempt bank owned life insurance income of $694,000.

Average Balances and Yields.    The following tables set forth average balance sheets, average yields and costs, and certain other information for the years indicated. No tax-equivalent yield adjustments have been made, as we had no tax-free interest-earning assets during the years. All average balances are daily average balances based upon amortized costs. Non-accrual loans were included in the computation of average balances. The yields set forth below include the effect of deferred fees, discounts, and premiums that are amortized or accreted to interest income or interest expense.

	For the Years Ended December 31,
	2012			2011			2010
	Average Outstanding Balance	Interest	Average Yield/ Rate	Average Outstanding Balance	Interest	Average Yield/ Rate	Average Outstanding Balance	Interest	Average Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Loans	$1,100,632	$61,514	5.59%	$928,904	$55,066	5.93%	$775,404	$46,681	6.02%
Mortgage-backed securities	1,039,677	26,791	2.58	1,061,308	32,033	3.02	936,991	33,306	3.55
Other securities	116,664	2,588	2.22	131,136	3,314	2.53	239,872	6,011	2.51
Federal Home Loan Bank of New York stock	13,391	591	4.41	10,459	439	4.20	6,866	354	5.16
Interest-earning deposits	41,462	55	0.13	48,903	165	0.34	45,951	143	0.31

Total interest-earning assets	2,311,826	91,539	3.96	2,180,710	91,017	4.17	2,005,084	86,495	4.31
Non-interest-earning assets	153,827			141,466			115,491

Total assets	$2,465,653			$2,322,176			$2,120,575

Interest-bearing liabilities:
Savings, NOW, and money market accounts	$917,210	4,234	0.46	$741,130	4,651	0.63	$676,334	5,119	0.76
Certificates of deposit	480,194	5,603	1.17	566,619	7,600	1.34	590,445	8,454	1.43

Total interest-bearing deposits	1,397,404	9,837	0.70	1,307,749	12,251	0.94	1,266,779	13,573	1.07
Borrowings	484,687	12,807	2.64	476,413	13,162	2.76	330,693	10,833	3.28

Total interest-bearing liabilities	1,882,091	22,644	1.20	1,784,162	25,413	1.42	1,597,472	24,406	1.53
Non-interest-bearing deposits	173,854			131,224			114,450
Accrued expenses and other liabilities	16,802			13,260			9,677

Total liabilities	2,072,747			1,928,646			1,721,599
Stockholders’ equity	392,906			393,530			398,976

Total liabilities and stockholders’ equity	$2,465,653			$2,322,176			$2,120,575

Net interest income		$68,895			$65,604			$62,089

Net interest rate spread(1)			2.76%			2.75%			2.78%
Net interest-earning assets(2)	$429,735			$396,548			$407,612

Net interest margin(3)			2.98%			3.01%			3.10%
Average interest-earning assets to interest-bearing liabilities	122.83%			122.23%			125.52%

(1)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.

(2)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.

(3)	Net interest margin represents net interest income divided by average total interest-earning assets.

Rate/Volume Analysis

The following table presents the effects of changing rates and volumes on our net interest income for the years indicated. The rate column shows the effects attributable to changes in rate (changes in rate multiplied by prior volume). The volume column shows the effects attributable to changes in volume (changes in volume multiplied by prior rate). The total column represents the sum of the prior columns. For purposes of this table, changes attributable to both rate and volume, which cannot be segregated, have been allocated proportionately based on the changes due to rate and the changes due to volume.

	Year Ended December 31, 2012 vs. 2011			Year Ended December 31, 2011 vs. 2010
	Increase (Decrease) Due to		Total Increase (Decrease)	Increase (Decrease) Due to		Total Increase (Decrease)
	Volume	Rate		Volume	Rate
	(In thousands)
Interest-earning assets:
Loans	$9,347	$(2,899)	$6,448	$9,070	$(685)	$8,385
Mortgage-backed securities	(643)	(4,599)	(5,242)	10,163	(11,436)	(1,273)
Other securities	(344)	(382)	(726)	(2,745)	48	(2,697)
Federal Home Loan Bank of New York stock	129	23	152	132	(47)	85
Interest-earning deposits	(22)	(88)	(110)	9	13	22

Total interest-earning assets	8,467	(7,945)	522	16,629	(12,107)	4,522

Interest-bearing liabilities:
Savings, NOW and money market accounts	3,071	(3,488)	(417)	596	(1,064)	(468)
Certificates of deposit	(1,090)	(907)	(1,997)	(334)	(520)	(854)

Total deposits	1,981	(4,395)	(2,414)	262	(1,584)	(1,322)
Borrowings	236	(591)	(355)	3,638	(1,309)	2,329

Total interest-bearing liabilities	2,217	(4,986)	(2,769)	3,900	(2,893)	1,007

Change in net interest income	$6,250	$(2,959)	$3,291	$12,729	$(9,214)	$3,515

Asset Quality

Purchased Credit Impaired (“PCI”) Loans

PCI loans were recorded at estimated fair value using expected future cash flows deemed to be collectible on the date acquired. Based on its detailed review of PCI loans and experience in loan workouts, management believes it has a reasonable expectation about the amount and timing of future cash flows and accordingly has classified PCI loans ($75.3 million at December 31, 2012) as accruing, even though they may be contractually past due. At December 31, 2012, based on contractual principal, 5.4% of PCI loans were past due 30 to 89 days, and 11.4% were past due 90 days or more, as compared to 9.0% and 16.1%, respectively, at December 31, 2011. The amount and timing of expected cash flows as of December 31, 2012 did not change significantly from December 31, 2011.

The discussion that follows relates specifically to originated loans, both held-for-investment and held-for-sale.

Originated and Acquired Loans

General.    Maintaining loan quality historically has been, and will continue to be, a key element of our business strategy. We employ conservative underwriting standards for new loan originations and maintain sound credit administration practices while the loans are outstanding. In addition, substantially all of our loans are secured, predominantly by real estate. During current economic conditions, we have experienced decreases in delinquent and non-performing loans. At December 31, 2012, our non-performing loans totaled $35.6 million or 2.92% of total loans held-for-investment. At the same time, net charge-offs have remained low at 0.36% of average loans outstanding for the year ended December 31, 2012, 0.78% for the year ended December 31, 2011, and 0.47% for the year ended December 31, 2010. Net charge-offs in 2012 include $1.3 million related to the transfer of $1.6 million of loans from held-for-investment to held-for-sale and $4.0 million related to the transfer of $7.4 million of loans held-for-investment to held-for-sale in 2011.

Delinquent Loans and Non-performing Loans.    Non-performing loans decreased $8.3 million, or 18.9%, to $35.6 million at December 31, 2012 from $43.9 million at December 31, 2011. The following table details non-performing loans at December 31, 2012 and 2011. At December 31, 2012, the table includes $3.8 million of one-to-four family non-accruing loans held-for-sale and $823,000 of other real estate owned associated with the Merger (in thousands).

	December 31,	December 31,
	2012	2011
Non-accruing loans:
Held-for-investment	$10,348	$17,489
Held-for-sale	5,325	2,991
Non-accruing loans subject to restructuring agreements:
Held-for-investment	19,152	22,844
Held-for-sale	122	457

Total non-accruing loans	34,947	43,781

Loans 90 days or more past due and still accruing:
Held-for-investment	621	85

Total loans 90 days or more past due and still accruing:	621	85

Total non-performing loans	35,568	43,866
Other real estate owned	870	3,359

Total non-performing assets	$36,438	$47,225

Loans subject to restructuring agreements and still accruing	$25,697	$18,349
Accruing loans 30 to 89 days delinquent	$14,780	$21,067

The following table details non-performing loans by loan type at December 31, 2012 and 2011. At December 31, 2012, the table includes $3.8 million of one-to-four family non-accruing loans held-for-sale associated with the Merger:

	December 31,
	2012	2011
	(in thousands)
Non-accrual loans:
Real estate loans:
Commercial	$22,425	$34,659
One-to-four family residential	6,333	1,338
Construction and land	2,070	2,131
Multifamily	1,169	2,175
Home equity and lines of credit	1,694	1,766
Commercial and industrial	1,256	1,575
Insurance premium loans	—	137

Total non-accrual loans:	34,947	43,781

Loans delinquent 90 days or more and still accruing:
Real estate loans:
Commercial	349	13
One-to-four family residential	270	—
Multifamily	—	72
Other	2	—

Total loans delinquent 90 days or more and still accruing	621	85

Total non-performing loans	$35,568	$43,866

Generally, originated and acquired loans are placed on non-accruing status when they become 90 days or more delinquent, and remain on non-accrual status until they are brought current, have six months of performance under the loan terms, and factors indicating reasonable doubt about the timely collection of payments no longer exist. Therefore, loans may be current in accordance with their loan terms, or may be less than 90 days delinquent and still be on a non-accruing status. The following table details the delinquency status of non-accruing loans at December 31, 2012. At December 31, 2012, the table includes $3.8 million of one-to-four family non-accruing loans held-for-sale as a result of the Merger.

	Days Past Due
	0 to 29	30 to 89	90 or more	Total
	(in thousands)
Real estate loans:
Commercial	$15,646	$442	$6,337	$22,425
One-to-four family residential	356	649	5,328	6,333
Construction and land	2,070	—	—	2,070
Multifamily	—	—	1,169	1,169
Home equity and lines of credit	107	—	1,587	1,694
Commercial and industrial loans	532	—	724	1,256

Total non-accruing loans	$18,711	$1,091	$15,145	$34,947

The decrease in non-accrual loans was primarily attributable to $3.4 million of loans held-for-sale being sold, $3.2 million of loans returning to accrual status, $517,000 of pay-offs and principal pay-downs, $2.2 million of charge-offs, the sale of $7.7 million of loans held-for-investment, and the transfer of $166,000 to other real estate owned. The above decreases in non-accruing loans during the year ended December 31, 2012, were partially offset by $4.2 million of loans being placed on non-accrual status, the acquisition of $3.8 million of non-accrual loans as a result of the Merger and advances of $561,000 during the year ended December 31, 2012.

At December 31, 2012, the Company had $14.8 million of accruing loans that were 30 to 89 days delinquent, as compared to $21.1 million at December 31, 2011. The following table sets forth the total amounts of delinquencies for accruing loans that were 30 to 89 days past due by type and by amount at the dates indicated. At December 31, 2012, the table includes $1.3 million of one-to-four family and $218,000 of the multifamily delinquent loans associated with the Merger.

	December 31,
	2012	2011
	(in thousands)
Real estate loans:
Commercial	$4,736	$8,404
One-to-four family residential	5,584	2,258
Construction and land	159	3,041
Multifamily	2,731	6,468
Home equity and lines of credit	44	30
Commercial and industrial loans	1,467	207
Insurance premium loans	—	568
Other loans	59	91

Total	$14,780	$21,067

Included in non-accruing loans are loans subject to restructuring agreements totaling $19.3 million and $23.3 million at December 31, 2012, and December 31, 2011, respectively. At December 31, 2012, $16.0 million, or 83.0% of the $19.3 million of loans subject to restructuring agreements, were performing in accordance with their restructured terms, as compared to $19.2 million, or 82.3%, at December 31, 2011. The Company also holds loans subject to restructuring agreements that are on accrual status, which totaled $25.7 million and $18.3 million at December 31, 2012 and December 31, 2011, respectively. At December 31, 2012, all of these loans were performing in accordance with their restructured terms. Generally, the types of concession that we make to troubled borrowers includes reduction to, both temporary and permanent, interest rates and extension of payment terms. At December 31, 2012, 84% of TDRs are commercial real estate loans, 5% are construction loans, 5% are multifamily loans, 3% are commercial and industrial loans, 1% are home equity loans, and 2% are one-to-four family residential loans.

The table below sets forth the amounts and categories of the troubled debt restructurings as of December 31, 2012 and December 31, 2011.

	At December 31,
	2012		2011
	Non-Accruing	Accruing	Non-Accruing	Accruing
	(in thousands)
Troubled Debt Restructurings:
Real estate loans:
Commercial	$16,046	$21,785	$20,420	$13,389
One-to-four family residential	612	569	—	2,532
Construction and land	2,070	—	1,709	—
Multifamily	—	2,041	523	1,552
Home equity and lines of credit	96	356	102	—
Commercial and industrial loans	451	946	547	876

	$19,275	$25,697	$23,301	$18,349

Performing in accordance with restructured terms	82.96%	100.00%	82.34%	69.03%

The allowance for loan losses to non-performing loans (held-for-investment) increased from 66.40% at December 31, 2011 to 87.73% at December 31, 2012. This increase was primarily attributable to a decrease of $412,000, or 1.5%, in the allowance for loan losses and a decrease in non-performing loans of $17.0 million, from $43.9 million at December 31, 2011, to $35.6 million at December 31, 2012. At December 31, 2012, 83.5% (balance of impaired loans) of the appraisals utilized for our impairment analysis were completed within the last nine months, 6.7% (balance of impaired loans) were completed within the last 18 months, with the remaining 9.8% (balance of impaired loans) being older than 18 months. All appraisals older than 12 months were reviewed by management and appropriate adjustments were made utilizing current market indices. Generally loans are charged down to the appraised value less costs to sell, which reduces the coverage ratio of the allowance for loan losses to non-performing loans. Downward adjustments to appraisal values, primarily to reflect “quick sale” discounts, are generally recorded as specific reserves within the allowance for loan losses.

The allowance for loan losses to originated loans held-for-investment, net, decreased to 2.48% at December 31, 2012, from 2.72% at December 31, 2011. This decrease was attributable to a decrease of $9.1 million, or 71.9%, in the allowance for loan losses from December 31, 2011, to December 31, 2012, partially offset by an increase in the loan portfolio over the same time period. The decrease in the Company’s allowance for loan losses during the year is primarily attributable to a decrease in general loss factors related to decreases in non-accrual loans and fluctuations in loan delinquencies.

Specific reserves on impaired loans decreased $507,000, or 12.3%, from $4.1 million, for the year ended December 31, 2011, to $3.6 million for the year ended December 31, 2012. At December 31, 2012, the Company had 47 loans classified as impaired and recorded a total of $3.6 million of specific reserves on 17 of the 47 impaired loans. At December 31, 2011, the Company had 48 loans classified as impaired and recorded a total of $4.1 million of specific reserves on 16 of the 48 impaired loans.

The following table sets forth activity in our allowance for loan losses, by loan type, for the years indicated.

	Real estate loans					Commercial and Industrial	Insurance Premium Loans	Other	Unallocated	Total Allowance for Loan Losses
	Commercial	One-to- Four Family Residential	Construction and Land	Multifamily	Home Equity and Lines of Credit
	(in thousands)
December 31, 2009	$8,403	$163	$2,409	$1,866	$210	$1,877	$101	$34	$351	$15,414
Provision for loan losses	5,238	407	(111)	5,403	32	(1,122)	91	(6)	152	10,084
Recoveries	—	—	—	—	—	—	20	—	—	20
Charge-offs	(987)	—	(443)	(2,132)	—	(36)	(101)	—	—	(3,699)

December 31, 2010	12,654	570	1,855	5,137	242	719	111	28	503	21,819
Provision for loan losses	6,809	498	27	2,353	238	1,931	115	12	606	12,589
Recoveries	55	—	—	—	—	23	30	—	—	108
Charge-offs	(5,398)	(101)	(693)	(718)	(62)	(638)	(70)	—	—	(7,680)

December 31, 2011	14,120	967	1,189	6,772	418	2,035	186	40	1,109	26,836
Provision for loan losses	944	956	(152)	1,034	207	266	(3)	192	92	3,536
Recoveries	107	—	—	9	—	86	18	25	—	245
Charge-offs	(1,828)	(1,300)	(43)	(729)	(2)	(90)	(198)	(3)	—	(4,193)

December 31, 2012	$13,343	$623	$994	$7,086	$623	$2,297	$3	$254	$1,201	$26,424

During the year ended December 31, 2012, the Company recorded net charge-offs of $3.9 million, a decrease of $3.6 million, or 47.9%, as compared to the year ended December 31, 2011. The decrease in net charge-offs was primarily attributable to a $3.6 million decrease in net charge-offs related to commercial real estate loans, a $650,000 decrease in net charge-offs related to construction and land loans and a $611,000 decrease in net charge-offs related to commercial and industrial loans offset by a $1.2 million increase in net charge-offs related to one-to-four family residential real estate loans. 2012 and 2011 net charge-offs include $1.3 million and $4.0 million, respectively, related to loans transferred to held-for-sale. Charge-offs related to these transfers did not have a material effect on the Company’s loss factors for calculating the allowance for loan losses since such losses represent a change in intent for these loans which is not the intent for the held-for-investment portfolio. As a result of increases in outstanding balances the allowance for loan losses allocated to multifamily real estate loans was increased by $314,000, or 4.6%, from $6.8 million at December 31, 2011, to $7.1 million at December 31, 2012. In addition, as a result of reduced non-performing loans and net charge-offs incurred, the Company’s historical and general loss factors have decreased, thus decreasing the allowance for loan losses allocated to commercial real estate loans, one-to-four family residential loans, and construction and land loans. Allowance for loan losses allocated to home equity loans and commercial and industrial loans increased slightly from December 31, 2011 to December 31, 2012. This increase was primarily attributable to an increase in historical loss factors, coupled with the increased level of non-performing loans.

Management of Market Risk

General.    A majority of our assets and liabilities are monetary in nature. Consequently, our most significant form of market risk is interest rate risk. Our assets, consisting primarily of mortgage-related assets and loans, generally have longer maturities than our liabilities, which consist primarily of deposits and wholesale funding. As a result, a principal part of our business strategy involves managing interest rate risk and limiting the exposure of our net interest income to changes in market interest rates. Accordingly, our board of directors has established a management risk committee, comprised of our Treasurer, who chairs this Committee, our Chief Executive Officer, our President/Chief Operating Officer, our Chief Financial Officer, our Chief Lending Officer, and our Executive Vice President of Operations. This committee is responsible for, among other things, evaluating the interest rate risk inherent in our assets and liabilities, for recommending to the risk management committee of our board of directors the level of risk that is appropriate given our business strategy, operating environment, capital, liquidity and performance objectives, and for managing this risk consistent with the guidelines approved by the board of directors.

We seek to manage our interest rate risk in order to minimize the exposure of our earnings and capital to changes in interest rates. As part of our ongoing asset-liability management, we currently use the following strategies to manage our interest rate risk:

•	originating commercial real estate loans and multifamily loans that generally tend to have shorter maturities and higher interest rates that generally reset at five years;

•	investing in shorter term investment grade corporate securities and mortgage-backed securities; and

•	obtaining general financing through lower-cost deposits and longer-term Federal Home Loan Bank advances and repurchase agreements.

Shortening the average term of our interest-earning assets by increasing our investments in shorter-term assets, as well as loans with variable interest rates, helps to better match the maturities and interest rates of our assets and liabilities, thereby reducing the exposure of our net interest income to changes in market interest rates.

Net Portfolio Value Analysis.    We compute amounts by which the net present value of our assets and liabilities (net portfolio value or “NPV”) would change in the event market interest rates changed over an assumed range of rates. Our simulation model uses a discounted cash flow analysis to measure the interest rate sensitivity of NPV. Depending on current market interest rates we estimate the economic value of these assets and liabilities under the assumption that interest rates experience an instantaneous and sustained increase of 100, 200, 300, or 400 basis points, or a decrease of 100 and 200 basis points, which is based on the current interest rate environment. A basis point equals one-hundredth of one percent, and 100 basis points equals one percent. An increase in interest rates from 3% to 4% would mean, for example, a 100 basis point increase in the “Change in Interest Rates” column below.

Net Interest Income Analysis.    In addition to NPV calculations, we analyze our sensitivity to changes in interest rates through our net interest income model. Net interest income is the difference between the interest income we earn on our interest-earning assets, such as loans and securities, and the interest we pay on our interest-bearing liabilities, such as deposits and borrowings. In our model, we estimate what our net interest income would be for a twelve-month period. Depending on current market interest rates we then calculate what the net interest income would be for the same period under the assumption that interest rates experience an instantaneous and sustained increase or decrease of 100, 200, 300, or 400 basis points, or a decrease of 100 and 200 basis points, which is based on the current interest rate environment.

The table below sets forth, as of December 31, 2012, our calculation of the estimated changes in our NPV, NPV ratio, and percent change in net interest income that would result from the designated instantaneous and sustained changes in interest rates. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied on as indicative of actual results (dollars in thousands).

	NPV
Change in Interest Rates (basis points)	Estimated Present Value of Assets	Estimated Present Value of Liabilities	Estimated NPV	Estimated Change In NPV	Estimated NPV/Present Value of Assets Ratio	Net Interest Income Percent Change
	(dollars in thousands)
+400	$2,589,932	$2,211,442	$378,490	$(137,847)	14.61%	(7.31)%
+300	2,660,140	2,249,595	410,545	(105,792)	15.43%	(4.84)%
+200	2,742,805	2,288,999	453,806	(62,531)	16.55%	(2.35)%
+100	2,820,079	2,329,710	490,369	(25,968)	17.39%	(0.28)%
0	2,888,129	2,371,792	516,337	—	17.88%	—
-100	2,921,386	2,407,907	513,479	(2,858)	17.58%	(2.48)%
-200	2,962,987	2,418,835	544,152	27,815	18.36%	(4.24)%

(1)	Assumes an instantaneous and sustained uniform change in interest rates at all maturities.

(2)	NPV includes non-interest earning assets and liabilities.

The table above indicates that at December 31, 2012, in the event of a 200 basis point decrease in interest rates, we would experience a 5.39% increase in estimated net portfolio value and a 4.24% decrease in net interest income. In the event of a 400 basis point increase in interest rates, we would experience a 26.70% decrease in net portfolio value and a 7.31% decrease in net interest income. Our policies provide that, in the event of a 300 basis point increase/decrease or less in interest rates, our net present value ratio should decrease by no more than 400 basis points and in the event of a 200 basis point increase/decrease, our projected net interest income should decrease by no more than 20%. Additionally, our policy states that our net portfolio value should be at least 8.5% of total assets before and after such shock at December 31, 2012. At December 31, 2012, we were in compliance with all board approved policies with respect to interest rate risk management.

Certain shortcomings are inherent in the methodologies used in determining interest rate risk through changes in net portfolio value and net interest income. Our model requires us to make certain assumptions that may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates. In this regard, the net portfolio value and net interest income information presented assume that the composition of our interest-sensitive assets and liabilities existing at the beginning of a period remains constant over the period being measured and assume that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration or repricing of specific assets and liabilities. Accordingly, although interest rate risk calculations provide an indication of our interest rate risk exposure at a particular point in time, such measurements are not intended to and do not provide a precise forecast of the effect of changes in market interest rates on our net interest income and will differ from actual results.

Liquidity and Capital Resources

Liquidity is the ability to fund assets and meet obligations as they come due. Our primary sources of funds consist of deposit inflows, loan repayments, borrowings through repurchase agreements and advances from money center banks and the Federal Home Loan Bank of New York, and repayments, maturities and sales of securities. While maturities and scheduled amortization of loans and securities are reasonably predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions, and competition. Our board risk committee is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and withdrawals of deposits by our customers as well as unanticipated contingencies. We seek to maintain a ratio of liquid assets (not subject to pledge) as a percentage of deposits and borrowings of 35% or greater. At December 31, 2012, this ratio was 52.41%. We believe that we had sufficient sources of liquidity to satisfy our short — and long-term liquidity needs at December 31, 2012.

We regularly adjust our investments in liquid assets based on our assessment of:

•	expected loan demand;

•	expected deposit flows;

•	yields available on interest-earning deposits and securities; and

•	the objectives of our asset/liability management program.

Our most liquid assets are cash and cash equivalents, corporate bonds, and unpledged mortgage-related securities issued or guaranteed by the U.S. Government, Fannie Mae, or Freddie Mac, that we can either borrow against or sell. We also have the ability to surrender bank owned life insurance contracts. The surrender of these contracts would subject the Company to income taxes and penalties for increases in the cash surrender values over the original premium payments.

The Company had the following primary sources of liquidity at December 31, 2012 (in thousands):

Cash and cash equivalents	$128,761
Corporate bonds	74,402
Unpledged mortgage-backed securities	853,956
(Issued or guaranteed by the U.S. Government, Fannie Mae, or Freddie Mac)

At December 31, 2012, we had $34.5 million in outstanding loan commitments. In addition, we had $29.0 million in unused lines of credit to borrowers. Certificates of deposit due within one year of December 31, 2012, totaled $356.3 million, or 18.2% of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including loan sales, securities sales, other deposit products, including replacement certificates of deposit, securities sold under agreements to repurchase (repurchase agreements), and advances from the Federal Home Loan Bank of New York and other borrowing sources. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before December 31, 2012. We believe, based on experience, that a significant portion of such deposits will remain with us, and we have the ability to attract and retain deposits by adjusting the interest rates offered.

We have a detailed contingency funding plan that is reviewed and reported to the board risk committee on at least a quarterly basis. This plan includes monitoring cash on a daily basis to determine the liquidity needs of the Bank. Additionally, management performs a stress test on the Bank’s retail deposits and wholesale funding sources in several scenarios on a quarterly basis. The stress scenarios include deposit attrition of up to 50%, and selling our securities available-for-sale portfolio at a discount of 20% to its current estimated fair value. The Bank continues to maintain significant liquidity under all stress scenarios.

Northfield Bank is subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning assets and off-balance sheet items to broad risk categories. At December 31, 2012, Northfield Bank exceeded all regulatory capital requirements and is considered “well capitalized” under regulatory guidelines. See “Supervision and Regulation — Federal Banking Regulation — Capital Requirements” and Note 13 of the Notes to the Consolidated Financial Statements.

The net proceeds from the second-step stock offering completed on January 24, 2013, significantly increased our liquidity and capital resources. Over time, the initial level of liquidity will be reduced as net proceeds from the stock offering are used for general corporate purposes, including the funding of loans. Our financial condition and results of operations will be enhanced by the net proceeds from the stock offering, resulting in increased net interest-earning assets and net interest income. However, due to the increase in equity resulting from the net proceeds from the stock offering, our return on equity will be adversely affected following the stock offering.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

Commitments.    As a financial services provider, we routinely are a party to various financial instruments with off-balance-sheet risks, such as commitments to extend credit, and unused lines of credit. While these contractual obligations represent our potential future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon. Such commitments are subject to the same credit policies and approval process applicable to loans we originate. In addition, we routinely enter into commitments to sell mortgage loans; such amounts are not significant to our operations. For additional information, see Note 12 of the Notes to the Consolidated Financial Statements.

Contractual Obligations.    In the ordinary course of our operations we enter into certain contractual obligations. Such obligations include leases for premises and equipment, agreements with respect to borrowed funds and deposit liabilities, and agreements with respect to investments.

The following table summarizes our significant fixed and determinable contractual obligations and other funding needs by payment date at December 31, 2012. The payment amounts represent those amounts due to the recipient and do not include any unamortized premiums or discounts or other similar carrying amount adjustments.

	Payments Due by Period
Contractual Obligations	Less Than One Year	One to Three Years	Three to Five Years	More Than Five Years	Total
	(In thousands)
Long-term debt(1)	$73,726	$181,000	$158,913	$2,000	$415,639
Floating rate advances	3,393	—	—	—	3,393
Operating leases	399	680	501	306	1,886
Capitalized leases	3,878	7,909	7,598	34,354	53,739
Certificates of deposit	356,278	111,058	24,126	930	492,392

Total	$437,674	$300,647	$191,138	$37,590	$967,049

Commitments to extend credit(2)	$63,405	$—	$—	$—	$63,405

(1)	Includes repurchase agreements, Federal Home Loan Bank of New York advances, and accrued interest payable at December 31, 2012.

(2)	Includes unused lines of credit which are assumed to be funded within the year.

During the year ended December 31, 2012, we sold the rights to service Freddie Mac loans to a third-party bank. These one-to-four family residential mortgage real estate loans were underwritten to Freddie Mac guidelines and to comply with applicable federal, state, and local laws. At the time of the closing of these loans the Company owned the loans and subsequently sold them to Freddie Mac providing normal and customary representations and warranties, including representations and warranties related to compliance with Freddie Mac underwriting standards. At the time of sale, the loans were free from encumbrances except for the mortgages filed by the Company which, with other underwriting documents, were subsequently assigned and delivered to Freddie Mac. At the time of sale to the third-party, substantially all of the loans serviced for Freddie Mac were performing in accordance with their contractual terms and management believes that it has no material repurchase obligations associated with these loans.

Impact of Recent Accounting Standards and Interpretations

Accounting Standards Update (“ASU”) No. 2011-03, “Reconsideration of Effective Control for Repurchase Agreements,” amends Topic 860 (Transfers and Servicing) where an entity may or may not recognize a sale upon the transfer of financial assets subject to repurchase agreements, based on whether or not the transferor has maintained effective control. In the assessment of effective control, ASU No. 2011-03 has removed the criteria that requires transferors to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee. Other criteria applicable to the assessment of effective control have not been changed. This guidance is effective for prospective periods beginning on or after December 15, 2011. Early adoption was prohibited. The adoption of this ASU did not result in a material change to the Company’s consolidated financial statements.

In May 2011, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” ASU No. 2011-04 results in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between U.S. GAAP and International Financial Reporting Standards (“IFRS”). The

changes to U.S. GAAP as a result of ASU No. 2011-04 are as follows: (1) The concepts of highest and best use and valuation premise are only relevant when measuring the fair value of nonfinancial assets (that is, it does not apply to financial assets or any liabilities); (2) U.S. GAAP currently prohibits application of a blockage factor in valuing financial instruments with quoted prices in active markets. ASU No. 2011-04 extends that prohibition to all fair value measurements; (3) An exception is provided to the basic fair value measurement principles for an entity that holds a group of financial assets and financial liabilities with offsetting positions in market risk or counterparty credit risk that are managed on the basis of the entity’s net exposure to either of those risks. This exception allows the entity, if certain criteria are met, to measure the fair value of the net asset or liability position in a manner consistent with how market participants would price the net risk position; (4) Aligns the fair value measurement of instruments classified within an entity’s shareholders’ equity with the guidance for liabilities; and (5) Disclosure requirements have been enhanced for recurring Level 3 fair value measurements to disclose quantitative information about unobservable inputs and assumptions used, to describe the valuation processes used by the entity, and to describe the sensitivity of fair value measurements to changes in unobservable inputs and interrelationships between those inputs. In addition, entities must report the level in the fair value hierarchy of items that are not measured at fair value in the statement of condition but whose fair value must be disclosed. The provisions of ASU No. 2011-04 were effective for the Company’s interim reporting period beginning on or after December 15, 2011. The adoption of ASU No. 2011-04 did not result in a material change to the Company’s consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income.” The provisions of ASU No. 2011-05 allow an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. The statement(s) are required to be presented with equal prominence as the other primary financial statements. ASU No. 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in shareholders’ equity but does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. In December 2011, the FASB issued ASU 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05” which defers the effective date of the requirement to present separate line items on the income statement for reclassification adjustments of items out of accumulated other comprehensive income into net income. All other requirements in ASU 2011-05 are not affected by this Update. For a public entity, the ASUs are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption was permitted. The adoption of these pronouncements resulted in a change to the presentation of the Company’s financial statements but did not have an impact on the Company’s financial condition or results of operations.

In September 2011, the FASB issued ASU No. 2011-08, “Testing Goodwill for Impairment.” The provisions of ASU No. 2011-08 simplify how entities, both public and nonpublic, test goodwill for impairment. The amendments in the Update permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. The provisions of ASU No. 2011-05 are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption was permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance. The adoption of ASU No. 2011-08 did not have a material effect on the Company’s consolidated financial statements. The Company performed annual testing for goodwill impairment at December 31, 2012.

Impact of Inflation and Changing Prices

Our consolidated financial statements and related notes have been prepared in accordance with GAAP. GAAP generally requires the measurement of financial position and operating results in terms of historical dollars without consideration for changes in the relative purchasing power of money over time due to inflation. The effect of inflation is reflected in the increased cost of our operations. Unlike industrial companies, our assets and liabilities are primarily monetary in nature. As a result, changes in market interest rates have a greater effect on our performance than inflation.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

For information regarding market risk see Item 7-“Management’s Discussion and Analysis of Financial Conditions and Results of Operations — Management of Market Risk.”

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Northfield Bancorp, Inc. and subsidiaries:

We have audited the accompanying consolidated balance sheets of Northfield Bancorp, Inc, and subsidiaries (the Company) as of December 31, 2012 and 2011, and the related consolidated statements of income and other comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2012. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Northfield Bancorp, Inc. and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 18, 2013 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/    KPMG LLP

Short Hills, New Jersey

March 18, 2013

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Northfield Bancorp, Inc. and subsidiaries:

We have audited Northfield Bancorp, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Northfield Bancorp, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on Northfield Bancorp, Inc. and subsidiaries’ internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Northfield Bancorp, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Northfield Bancorp, Inc. and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of income and other comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2012, and our report dated March 18, 2013 expressed an unqualified opinion on those consolidated financial statements.

/s/    KPMG LLP

Short Hills, New Jersey

March 18, 2013

NORTHFIELD BANCORP, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	At December 31,
	2012	2011
	(In thousands, except share data)
ASSETS:
Cash and due from banks	$25,354	$15,539
Interest-bearing deposits in other financial institutions	103,407	49,730

Total cash and cash equivalents	128,761	65,269

Trading securities	4,677	4,146
Securities available-for-sale, at estimated fair value (encumbered $254,190 in 2012 and $309,816 in 2011)	1,275,631	1,098,725
Securities held-to-maturity, at amortized cost (estimated fair value of $2,309 in 2012 and $3,771 in 2011) (encumbered $0 in 2012 and 2011)	2,220	3,617
Loans held-for-sale	5,447	3,900
Purchased credit-impaired (PCI) loans held-for-investment	75,349	88,522
Loans acquired	101,433	—
Originated loans held-for-investment, net	1,066,200	985,945

Loans held-for-investment, net	1,242,982	1,074,467
Allowance for loan losses	(26,424)	(26,836)

Net loans held-for-investment	1,216,558	1,047,631

Accrued interest receivable	8,154	8,610
Bank owned life insurance	93,042	77,778
Federal Home Loan Bank of New York stock, at cost	12,550	12,677
Premises and equipment, net	29,785	19,988
Goodwill	16,159	16,159
Other real estate owned	870	3,359
Other assets	19,347	15,059

Total assets	2,813,201	2,376,918

LIABILITIES AND STOCKHOLDERS’ EQUITY:
LIABILITIES:
Deposits	1,956,860	1,493,526
Securities sold under agreements to repurchase	226,000	276,000
Other borrowings	193,122	205,934
Advance payments by borrowers for taxes and insurance	3,488	2,201
Accrued expenses and other liabilities	18,858	16,607

Total liabilities	2,398,328	1,994,268

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value; 10,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value: 90,000,000 shares authorized, 46,904,286 shares issued at
December 31, 2012, and December 31, 2011, respectively, 41,486,819 and 40,518,591 outstanding at December 31, 2012 and 2011, respectively	469	456
Additional paid-in-capital	230,253	209,302
Unallocated common stock held by employee stock ownership plan	(13,965)	(14,570)
Retained earnings	249,892	235,776
Accumulated other comprehensive income	18,231	17,470
Treasury stock at cost; 5,417,467 and 5,114,020 shares at December 31, 2012 and 2011, respectively	(70,007)	(65,784)

Total stockholders’ equity	414,873	382,650

Total liabilities and stockholders’ equity	$2,813,201	$2,376,918

See accompanying notes to consolidated financial statements.

NORTHFIELD BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Income and Other Comprehensive Income

	Years ended December 31,
	2012	2011	2010
	(in thousands, except share data)
Interest income:
Loans	$61,514	$55,066	$46,681
Mortgage-backed securities	26,791	32,033	33,306
Other securities	2,588	3,314	6,011
Federal Home Loan Bank of New York dividends	591	439	354
Deposits in other financial institutions	55	165	143

Total interest income	91,539	91,017	86,495

Interest expense:
Deposits	9,837	12,251	13,573
Borrowings	12,807	13,162	10,833

Total interest expense	22,644	25,413	24,406

Net interest income	68,895	65,604	62,089
Provision for loan losses	3,536	12,589	10,084

Net interest income after provision for loan losses	65,359	53,015	52,005

Non-interest income:
Bargain purchase gain, net of taxes	—	3,560	—
Fees and service charges for customer services	3,005	2,946	2,582
Income on bank owned life insurance	2,883	2,973	2,273
Gain on securities transactions, net	2,534	2,603	1,853
Other-than-temporary impairment losses on securities	(24)	(1,152)	(962)
Portion recognized in other comprehensive income (before taxes)	—	743	808

Net impairment losses on securities recognized in earnings	(24)	(409)	(154)

Other	188	162	288

Total non-interest income	8,586	11,835	6,842

Non-interest expense:
Compensation and employee benefits	24,096	21,626	19,056
Director compensation	1,529	1,497	1,516
Occupancy	8,192	6,297	5,149
Furniture and equipment	1,463	1,204	1,070
Data processing	3,739	2,775	2,521
Professional fees	3,279	2,334	3,613
FDIC insurance	1,628	1,629	1,805
Other	5,072	4,168	3,954

Total non-interest expense	48,998	41,530	38,684

Income before income tax expense	24,947	23,320	20,163
Income tax expense	8,916	6,497	6,370

Net income	$16,031	$16,823	$13,793

Net income per common share — basic	$0.30	$0.30	$0.24

Net income per common share — diluted	$0.29	$0.30	$0.24

Weighted average shares — basic	54,339,467	56,216,794	58,066,110
Weighted average shares — diluted	55,115,680	56,842,888	58,461,615
Other comprehensive income, before tax:
Unrealized gains on securities:
Net unrealized holding gains (losses) on securities	$3,418	$13,267	$(105)
Less: reclassification adjustment for gains included in net income	(2,150)	(2,754)	(85)

Net unrealized gains (losses)	1,268	10,513	(190)
Post retirement benefits adjustment	85	10	46
Reclassification adjustment for OTTI impairment included in net income	24	409	154

Other comprehensive income, before tax	1,377	10,932	10
Income tax expense related to items of other comprehensive income	616	4,372	1,245

Other comprehensive income (loss), net of tax	761	6,560	(1,235)

Comprehensive income	$16,792	$23,383	$12,558

See accompanying notes to consolidated financial statements.

NORTHFIELD BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity

	For the years ended December 31, 2012, 2011 and 2010
				Unallocated Common Stock Held by the Employee Stock Ownership Plan		Accumulated Other Comprehensive Income (Loss), Net of tax		Total Stockholders’ Equity

	Common Stock		Additional Paid-in Capital
	Shares	Par Value			Retained Earnings		Treasury Stock
	(In thousands, except share data)
Balance at December 31, 2009	45,628,211	$456	$202,479	$(15,807)	$212,196	$12,145	$(19,929)	$391,540

Comprehensive income:
Net income					13,793			13,793
Other comprehensive loss						(1,235)		(1,235)
ESOP shares allocated or committed to be released			180	619				799
Stock compensation expense			3,020					3,020
Additional tax benefit on equity awards			184					184
Exercise of stock options					(26)		163	137
Cash dividends declared ($0.14 per common share)					(3,308)			(3,308)
Issuance of restricted stock	4,400							—
Treasury stock (average cost of $13.37 per share)							(8,213)	(8,213)

Balance at December 31, 2010	45,632,611	$456	$205,863	$(15,188)	$222,655	$10,910	$(27,979)	$396,717

Comprehensive income:
Net income					16,823			16,823
Other comprehensive income						6,560		6,560
ESOP shares allocated or committed to be released			206	618				824
Stock compensation expense			3,047					3,047
Additional tax benefit on equity awards			186					186
Exercise of stock options					(1)		16	15
Cash dividends declared ($0.16 per common share)					(3,701)			(3,701)
Treasury stock (average cost of $13.52 per share)							(37,821)	(37,821)

Balance at December 31, 2011	45,632,611	$456	$209,302	$(14,570)	$235,776	$17,470	$(65,784)	$382,650

Comprehensive income:
Net income					16,031			16,031
Other comprehensive income						761		761
ESOP shares allocated or committed to be released			273	605				878
Stock compensation expense			3,029					3,029
Additional tax benefit on equity awards			204					204
Common stock issued to complete merger	1,271,675	13	17,445					17,458
Exercise of stock appreciation rights					(193)		121	(72)
Cash dividends declared ($0.09 per common share)					(1,722)			(1,722)
Treasury stock (average cost of $13.81 per share)							(4,344)	(4,344)

Balance at December 31, 2012	46,904,286	$469	$230,253	$(13,965)	$249,892	$18,231	$(70,007)	$414,873

See accompanying notes to consolidated financial statements.

NORTHFIELD BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2012	2011	2010
	(In thousands)
Cash flows from operating activities:
Net income	$16,031	$16,823	$13,793
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	3,536	12,589	10,084
ESOP and stock compensation expense	3,907	3,871	3,819
Depreciation	2,824	2,151	1,791
Amortization of premiums, and deferred loan costs, net of (accretion) of discounts, and deferred loan fees	339	1,653	1,101
Amortization of mortgage servicing rights	57	60	117
Income on bank owned life insurance	(2,883)	(2,973)	(2,273)
Gain on sale of premises and equipment and other real estate owned	—	(84)	(197)
Net gain on sale of loans held-for-sale	106	(20)	(34)
Proceeds from sale of loans held-for-sale	17,107	11,206	5,713
Origination of loans held-for-sale	(13,314)	(10,467)	(6,849)
Gain on securities transactions, net	(2,558)	(2,603)	(1,853)
Bargain purchase gain, net of tax	—	(3,560)	—
Net impairment losses on securities recognized in earnings	24	409	154
Net purchases of trading securities	(147)	(202)	(95)
Decrease in accrued interest receivable	899	125	181
Increase in other assets	4,340	(1,659)	(18)
Decrease in prepaid FDIC assessment	1,415	1,609	1,610
Deferred taxes	(2,733)	(2,883)	(2,905)
(Decrease) increase in accrued expenses and other liabilities	(1,289)	1,196	1,263
Amortization of core deposit intangible	316	219	173

Net cash provided by operating activities	27,977	27,460	25,575

Cash flows from investing activities:
Net increase in loans receivable	(96,339)	(169,258)	(103,037)
Redemptions (purchase) of Federal Home Loan Bank of New York stock, net	585	(2,628)	(3,363)
Purchases of securities available-for-sale	(801,492)	(476,918)	(845,781)
Principal payments and maturities on securities available-for-sale	420,271	403,389	581,525
Principal payments and maturities on securities held-to-maturity	32,275	1,442	1,684
Proceeds from sale of securities available-for-sale	207,700	182,658	221,187
Purchase of bank owned life insurance	(7,729)	—	(28,781)
Proceeds from sale of other real estate owned	3,240	571	721
Proceeds from the sale of premises and equipment	—	—	394
Purchases and improvements of premises and equipment	(8,035)	(6,082)	(5,369)
Net cash acquired in business combinations	4,721	77,449	—

Net cash (used in) provided by investing activities	(244,803)	10,623	(180,820)

Cash flows from financing activities:
Net increase (decrease) in deposits	352,766	(67,550)	55,957
Dividends paid	(1,722)	(3,701)	(3,308)
Exercise of stock options	16	15	137
Purchase of treasury stock	(4,344)	(37,821)	(8,213)
Additional tax benefit on equity awards	204	186	231
Increase (decrease) in advance payments by borrowers for taxes and insurance	1,287	1,508	(64)
Repayments under capital lease obligations	(251)	(217)	(187)
Proceeds from securities sold under agreements to repurchase and other borrowings	398,439	584,508	378,501
Repayments related to securities sold under agreements to repurchase and other borrowings	(466,077)	(493,594)	(266,501)

Net cash provided by (used in) financing activities	280,318	(16,666)	156,553

Net increase (decrease) in cash and cash equivalents	63,492	21,417	1,308
Cash and cash equivalents at beginning of period	65,269	43,852	42,544

Cash and cash equivalents at end of period	$128,761	$65,269	$43,852

NORTHFIELD BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows — (Continued)

	Years Ended December 31,
	2012	2011	2010
	(In thousands)
Supplemental cash flow information:
Cash paid during the period for:
Interest	$22,997	$25,008	$24,463
Income taxes	7,991	9,483	9,776
Non-cash transactions:
Loans charged-off, net	3,949	7,572	3,679
Transfers of loans to other real estate owned	306	2,509	—
Other real estate owned charged-off	512	26	146
Loan to finance sale of other real estate owned	—	—	900
(Decrease) increase in due to broker for purchases of securities available-for-sale	—	(70,747)	70,747
Transfers of loans to held-for-sale	5,446	7,497	—
Acquisition:
Non-cash assets acquired:
Securities available-for-sale	—	21,195	—
Securities held-to-maturity	32,700	—	—
Loans	81,876	91,917	—
Core deposit intangible	592	1,160	—
Other real estate owned	823	1,166	—
Accrued interest receivable	443	862	—
FHLB NY stock	458	265	—
Bank owned life insurance	4,652	—	—
Premises and equipment	4,586	—	—
Other assets	5,792	633	—

Total non-cash assets acquired	131,922	117,198	—

Non-cash liabilities assumed:
Deposits	110,568	188,234	—
Borrowings	5,077	—	—
Other liabilities	3,540	2,853	—

Total non-cash liabilities assumed	119,185	191,087	—

Net non-cash assets acquired	12,737	(73,889)	—
Net cash and cash equivalents acquired	4,721	77,449	—
Common stock issued in acquisition	13	—	—

See accompanying notes to consolidated financial statements.

NORTHFIELD BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(1)	Summary of Significant Accounting Policies

The following significant accounting and reporting policies of Northfield Bancorp, Inc. and subsidiaries (collectively, the “Company”), conform to U.S. generally accepted accounting principles, or (“GAAP”), and are used in preparing and presenting these consolidated financial statements.

(a)  Plan of Conversion and Reorganization

On September 30, 2010, Northfield Bancorp, Inc., a federal corporation and the stock holding company for Northfield Bank, announced that due to prevailing market conditions Northfield Bancorp, Inc., the recently formed Delaware Corporation and proposed new holding company for Northfield Bank, had postponed its stock offering in connection with the second-step conversion of Northfield Bancorp, MHC. The Company expensed approximately $1.8 million in costs incurred for the Company’s postponed, second-step offering.

On June 6, 2012, the Board of Trustees of Northfield Bancorp, MHC (“MHC”) and the Board of Directors of the Company adopted a new Plan of Conversion and Reorganization (the “Plan”). Pursuant to the Plan, the MHC converted from the mutual holding company form of organization to the fully public form on January 24, 2013. The MHC was merged into the Company, and the MHC no longer exists. The Company merged into a new Delaware corporation named Northfield Bancorp, Inc. As part of the conversion, the MHC’s ownership interest of the Company was offered for sale in a public offering. The existing publicly held shares of the Company, which represented the remaining ownership interest in the Company, were exchanged for new shares of common stock of Northfield Bancorp, Inc., the new Delaware Corporation. The exchange ratio ensured that immediately after the conversion and public offering, the public shareholders of the Company owned the same aggregate percentage of Northfield Bancorp., Inc. common stock that they owned immediately prior to that time (excluding shares purchased in the stock offering and cash received in lieu of fractional shares). When the conversion and public offering was completed, all of the capital stock of Northfield Bank was owned by Northfield Bancorp, Inc., the Delaware Corporation.

The Plan provided for the establishment of special “liquidation accounts” for the benefit of certain depositors of Northfield Bank in an amount equal to the greater of the MHC’s ownership interest in the retained earnings of the Company as of the date of the latest balance sheet contained in the prospectus or the retained earnings of Northfield Bank at the time it reorganized into the MHC. Following the completion of the conversion, under the rules of the Board of Governors of the Federal Reserve System, Northfield Bank is not permitted to pay dividends on its capital stock to Northfield Bancorp., Inc., its sole shareholder, if Northfield Bank’s shareholder’s equity would be reduced below the amount of the liquidation accounts. The liquidation accounts will be reduced annually to the extent that eligible account holders have reduced their qualifying deposits. Subsequent increases will not restore an eligible account holder’s interest in the liquidation accounts.

Direct costs of the conversion and public offering will be deferred and reduce the proceeds from the shares sold in the public offering. Costs of $1.7 million have been incurred related to the conversion as of December 31, 2012.

Share amounts have been restated to reflect the completion of our second-step conversion on January 24, 2013 at a conversion ratio of 1.4029 unless noted otherwise.

(b)  Basis of Presentation

The consolidated financial statements are comprised of the accounts of Northfield Bancorp, Inc. and its wholly owned subsidiaries, Northfield Investment, Inc. and Northfield Bank (the Bank) and the Bank’s wholly-owned significant subsidiaries, NSB Services Corp. and NSB Realty Trust. All significant intercompany accounts and transactions have been eliminated in consolidation.

NORTHFIELD BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Effective July 21, 2011, as a result of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the Dodd-Frank Act), the Bank began to be regulated and supervised by the Office of the Comptroller of the Currency and Northfield Bancorp, Inc. began to be regulated and supervised by the Board of Governors of the Federal Reserve System.

In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheets and revenues and expenses during the reporting periods. Actual results may differ significantly from those estimates and assumptions. A material estimate that is particularly susceptible to significant change in the near term is the allowance for loan losses. In connection with the determination of this allowance, management generally obtains independent appraisals for significant properties. In addition, judgments related to the amount and timing of expected cash flows from purchased credit-impaired loans, goodwill, securities valuation and impairment, and deferred income taxes, involve a higher degree of complexity and subjectivity and require estimates and assumptions about highly uncertain matters. Actual results may differ from the estimates and assumptions.

Certain prior year balances have been reclassified to conform to the current year presentation.

(c)  Business

The Company, through its principal subsidiary, the Bank, provides a full range of banking services primarily to individuals and corporate customers in Richmond and Kings Counties in New York, and Union and Middlesex Counties in New Jersey. The Company is subject to competition from other financial institutions and to the regulations of certain federal and state agencies, and undergoes periodic examinations by those regulatory authorities.

(d)  Cash Equivalents

Cash equivalents consist of cash on hand, due from banks, federal funds sold, and interest-bearing deposits in other financial institutions with an original term of three months or less.

(e)  Securities

Securities are classified at the time of purchase, based on management’s intention, as securities held-to-maturity, securities available-for-sale, or trading account securities. Securities held-to-maturity are those that management has the positive intent and ability to hold until maturity. Securities held-to-maturity are carried at amortized cost, adjusted for amortization of premiums and accretion of discounts using the level-yield method over the contractual term of the securities, adjusted for actual prepayments. Securities available-for-sale represents all securities not classified as either held-to-maturity or trading. Securities available-for-sale are carried at estimated fair value with unrealized holding gains and losses (net of related tax effects) on such securities excluded from earnings, but included as a separate component of stockholders’ equity, titled “Accumulated other comprehensive income (loss).” The cost of securities sold is determined using the specific-identification method. Security transactions are recorded on a trade-date basis. Trading securities are securities that are bought and may be held for the purpose of selling them in the near term. Trading securities are reported at estimated fair value, with unrealized holding gains and losses reported as a component of gain (loss) on securities transactions, net in non-interest income.

Our evaluation of other-than-temporary impairment considers the duration and severity of the impairment, our intent and ability to hold the securities, and our assessments of the reason for the decline in value and the likelihood of a near-term recovery. If a determination is made that a debt security is other-than-temporarily impaired, the Company will estimate the amount of the unrealized loss that is attributable to credit and all other non-credit related factors. The credit related component will be recognized as an other-than-temporary

NORTHFIELD BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

impairment charge in non-interest income. The non-credit related component will be recorded as an adjustment to accumulated other comprehensive income (loss), net of tax. The estimated fair value of debt securities, including mortgage-backed securities and corporate debt obligations is furnished by an independent third-party pricing service. The third-party pricing service primarily utilizes pricing models and methodologies that incorporate observable market inputs, including among other things, benchmark yields, reported trades, and projected prepayment and default rates. Management reviews the data and assumptions used in pricing the securities by its third-party provider for reasonableness.

(f)  Loans

During 2012 and 2011, the Company acquired loans with deteriorated credit quality, herein referred to as purchased credit-impaired loans, and transferred certain loans, previously originated and designated by the Company as held-for-investment, to held-for-sale. The accounting and reporting for these loans differs substantially from those loans originated and classified by the Company as held-for-investment. For purposes of reporting, discussion and analysis, management has classified its loan portfolio into four categories: (1) loans originated by the Company and held-for-sale, which are carried at the lower of aggregate cost or estimated fair value, less costs to sell, and therefore have no associated allowance for loan losses, (2) purchased credit-impaired (PCI) loans, which are held-for-investment, and initially valued at estimated fair value on the date of acquisition, with no initial related allowance for loan losses, and (3) originated loans held-for-investment, which are carried at amortized cost, less net charge-offs and the allowance for loan losses, and (4) acquired loans with no evidence of credit deterioration, which are held-for-investment, and initially valued at an estimated fair value on the date of acquisition, with no initial related allowance for loan losses.

Originated and acquired net loans held-for-investment are stated at unpaid principal balance, adjusted by unamortized premiums and unearned discounts, deferred origination fees and certain direct origination costs, and the allowance for loan losses. Interest income on loans is accrued and credited to income as earned. Net loan origination fees/costs are deferred and accreted/amortized to interest income over the loan’s contractual life using the level-yield method, adjusted for actual prepayments. Generally, loans held-for-sale are designated at time of origination and routinely consist of newly originated fixed rate residential loans and are recorded at the lower of aggregate cost or estimated fair value in the aggregate. In 2012 and 2011, the Company transferred from held-for-investment to held-for-sale certain impaired loans. Transfers from held-for-investment are infrequent and occur at fair value less costs to sell, with any charge-off to allowance for loan losses. Gains are recognized on a settlement-date basis and are determined by the difference between the net sales proceeds and the carrying value of the loans, including any net deferred fees or costs.

Originated and acquired net loans held-for-investment are deemed impaired when it is probable, based on current information, that the Company will not collect all amounts due in accordance with the contractual terms of the loan agreement. The Company has defined the population of originated and acquired impaired loans to be all originated and acquired non-accrual loans held-for-investment with an outstanding balance of $500,000 or greater and troubled debt restructurings. Originated and acquired impaired loans held-for-investment are individually assessed to determine that the loan’s carrying value is not in excess of the expected future cash flows, discounted at the loans original effective interest rate, or the underlying collateral (less estimated costs to sell) if the loan is collateral dependent. Impairments are recognized through a charge to the provision for loan losses for the amount that the loan’s carrying value exceeds the discounted cash flow analysis or estimated fair value of collateral (less estimated costs to sell) if the loan is collateral dependent. Homogeneous loans with balances less than $500,000 are collectively evaluated for impairment.

The allowance for loan losses is increased by the provision for loan losses charged against income and is decreased by charge-offs, net of recoveries. Loan losses are charged-off in the period the loans, or portion

NORTHFIELD BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

thereof, are deemed uncollectible. Generally, the Company will record a loan charge-off (including a partial charge-off) to reduce a loan to the estimated fair value of the underlying collateral, less cost to sell, if it is determined that it is probable that recovery will come primarily from the sale of such collateral. The provision for loan losses is based on management’s evaluation of the adequacy of the allowance which considers, among other things, originated impaired loans held-for-investment, deterioration in PCI loans subsequent to acquisition, past loan loss experience, known and inherent risks in the portfolio, existing adverse situations that may affect the borrower’s ability to repay, and estimated value of any underlying collateral securing loans. Additionally, management evaluates changes, if any, in underwriting standards, collection, charge-off and recovery practices, the nature or volume of the portfolio, lending staff, concentration of loans, as well as current economic conditions, and other relevant factors. Management believes the allowance for loan losses is adequate to provide for probable and reasonably estimable losses at the date of the consolidated balance sheets. The Company also maintains an allowance for estimated losses on off-balance sheet credit risks related to loan commitments and standby letters of credit. Management utilizes a methodology similar to its allowance for loan loss adequacy methodology to estimate losses on these commitments. The allowance for estimated credit losses on off-balance sheet commitments is included in other liabilities and any changes to the allowance are recorded as a component of other non-interest expense.

While management uses available information to recognize probable and reasonably estimable losses on loans, future additions may be necessary based on changes in conditions, including changes in economic conditions, particularly in Richmond and Kings Counties in New York, and Union and Middlesex Counties in New Jersey. Accordingly, as with most financial institutions in the market area, the ultimate collectability of a substantial portion of the Company’s loan portfolio is susceptible to changes in conditions in the Company’s marketplace. In addition, future changes in laws and regulations could make it more difficult for the Company to collect all contractual amounts due on its loans and mortgage-backed securities.

In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses. Such agencies may require the Company to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.

Troubled debt restructured loans are those loans whose terms have been modified because of deterioration in the financial condition of the borrower. Modifications could include extension of the terms of the loan, reduced interest rates, and forgiveness of accrued interest and/or principal. Once an obligation has been restructured because of such credit problems, it continues to be considered restructured until paid in full or, if the obligation yields a market rate (a rate equal to the rate the Company was willing to accept at the time of the restructuring for a new loan with comparable risk), until the year subsequent to the year in which the restructuring takes place, provided the borrower has performed under the modified terms for a six-month period. The Company records an impairment charge equal to the difference between the present value of estimated future cash flows under the restructured terms discounted at the original loans effective interest rate, or the underlying collateral value less costs to sell, if the loan is collateral dependent. Changes in present values attributable to the passage of time are recorded as a component of the provision for loan losses.

A loan is considered past due when it is not paid in accordance with its contractual terms. The accrual of income on loans, including originated impaired loans held-for-investment, and other loans in the process of foreclosure, is generally discontinued when a loan becomes 90 days or more delinquent, or when certain factors indicate that the ultimate collection of principal and interest is in doubt. Loans on which the accrual of income has been discontinued are designated as non-accrual loans. All previously accrued interest is reversed against interest income, and income is recognized subsequently only in the period that cash is received, provided no principal payments are due and the remaining principal balance outstanding is deemed collectible. A non-accrual loan is not returned to accrual status until both principal and interest payments are brought current and factors indicating doubtful collection no longer exist, including performance by the borrower under the loan terms for a six-month period.

NORTHFIELD BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

The Company accounts for the PCI loans acquired as a result of the Merger in November 2012 and the FDIC-assisted transaction in October 2011 based on expected cash flows (Please see Note 2, “Business Combinations,” for further information regarding these acquisitions). This election is in accordance with FASB Accounting Standards Codification (ASC) Topic 310-30, “Loans and Debt Securities Acquired with Deteriorated Credit Quality” (ASC 310-30). In accordance with ASC 310-30, the Company will maintain the integrity of a pool of multiple loans accounted for as a single asset and evaluate the pools for impairment, and accrual status, based on variances from the expected cash flows.

(g)  Federal Home Loan Bank Stock

The Bank, as a member of the Federal Home Loan Bank of New York (the “FHLB”), is required to hold shares of capital stock in the FHLB as a condition to both becoming a member and engaging in certain transactions with the FHLB. The minimum investment requirement is determined by a “membership” investment component and an “activity-based” investment component. The membership investment component is the greater of 0.20% of the Bank’s mortgage-related assets, as defined by the FHLB, or $1,000. The activity-based investment component is equal to 4.5% of the Bank’s outstanding advances with the FHLB. The activity-based investment component also considers other transactions, including assets originated for or sold to the FHLB, and delivery commitments issued by the FHLB. The Company currently does not enter into these other types of transactions with the FHLB.

On a quarterly basis, we perform our other-than-temporary impairment analysis of FHLB stock, we evaluate, among other things, (i) its earnings performance, including the significance of any decline in net assets of the FHLB as compared to the regulatory capital amount of the FHLB, (ii) the commitment by the FHLB to continue dividend payments, and (iii) the liquidity position of the FHLB. We did not consider our investment in FHLB stock to be other-than-temporarily impaired at December 31, 2012.

(h)  Premises and Equipment, Net

Premises and equipment, including leasehold improvements, are carried at cost, less accumulated depreciation and amortization. Depreciation and amortization of premises and equipment, including capital leases, are computed on a straight-line basis over the estimated useful lives of the related assets. The estimated useful lives of significant classes of assets are generally as follows: buildings — forty years; furniture and equipment — five to seven years; and purchased computer software — three years. Leasehold improvements are amortized over the shorter of the term of the related lease or the estimated useful lives of the improvements. Major improvements are capitalized, while repairs and maintenance costs are charged to operations as incurred. Upon retirement or sale, any gain or loss is credited or charged to operations.

(i)  Bank Owned Life Insurance

The Company has purchased bank owned life insurance contracts to help fund its obligations for certain employee benefit costs. The Company’s investment in such insurance contracts has been reported in the consolidated balance sheets at their cash surrender values. Changes in cash surrender values and death benefit proceeds received in excess of the related cash surrender values are recorded as non-interest income.

(j)  Goodwill

Intangible assets resulting from acquisitions under the purchase method of accounting consist of goodwill and other intangible assets. Goodwill is not amortized and is subject to an annual assessment for impairment. The goodwill impairment analysis is generally a two-step test. However, we may, under Accounting Standards

NORTHFIELD BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Update (ASU) No. 2011-08, “Testing Goodwill for Impairment,” first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under this new ASU, we are not required to calculate the fair value of a reporting unit if, based on a qualitative assessment, we determine that it was more likely than not that the unit’s fair value was not less than its carrying amount. During 2012, we elected to perform step one of the two-step goodwill impairment test for our reporting unit, but (under the ASU) we may chose to perform the optional qualitative assessment in future periods.

Goodwill is allocated to Northfield’s reporting unit at the date goodwill is actually recorded. If the carrying value of a reporting unit exceeds its estimated fair value, a second step in the analysis is performed to determine the amount of impairment, if any. The second step compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. If the carrying value of a reporting unit exceeds the implied fair value of the goodwill, an impairment charge is recorded equal to the excess amount in the current period earnings.

As of December 31, 2012, the carrying value of goodwill totaled $16.2 million. The Company performed its annual goodwill impairment test, as of December 31, 2012, and determined that the fair value of the Company’s single reporting unit to be in excess of its carrying value. The Company will test goodwill for impairment between annual test dates if an event occurs or circumstances change that would indicate the fair value of the reporting unit is below its carrying amount. No events have occurred and no circumstances have changed since the annual impairment test date that would indicate the fair value of the reporting unit is below its carrying amount.

(k)  Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply in the year in which those temporary differences are expected to be recovered or settled. When applicable, deferred tax assets are reduced by a valuation allowance for any portions determined not likely to be realized. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Income tax benefits are recognized and measured based upon a two-step model: 1) a tax position must be more-likely-than-not to be sustained based solely on its technical merits in order to be recognized, and 2) the benefit is measured as the largest dollar amount of that position that is more-likely-than-not to be sustained upon settlement. The difference between the benefit recognized and the tax benefit claimed on a tax return is referred to as an unrecognized tax benefit (UTB). The Corporation records income tax-related interest and penalties, if applicable, within income tax expense.

(l)  Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted (and without interest) net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

(m)  Securities Sold Under Agreements to Repurchase and Other Borrowings

The Company enters into sales of securities under agreements to repurchase (Repurchase Agreements) and collateral pledge agreements (Pledge Agreements) with selected dealers and banks. Such agreements are

NORTHFIELD BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

accounted for as secured financing transactions since the Company maintains effective control over the transferred or pledged securities and the transfer meets the other accounting and recognition criteria as required by the transfer and servicing topic of the FASB Accounting Standards. Obligations under these agreements are reflected as a liability in the consolidated balance sheets. Securities underlying the agreements are maintained at selected dealers and banks as collateral for each transaction executed and may be sold or pledged by the counterparty. Collateral underlying Repurchase Agreements which permit the counterparty to sell or pledge the underlying collateral is disclosed on the consolidated balance sheets as “encumbered.” The Company retains the right under all Repurchase Agreements and Pledge Agreements to substitute acceptable collateral throughout the terms of the agreement.

(n)  Comprehensive Income

Comprehensive income includes net income and the change in unrealized holding gains and losses on securities available-for-sale, change in actuarial gains and losses on other post retirement benefits, and change in service cost on other postretirement benefits, net of taxes. Comprehensive income is presented in the Consolidated Statements of Income and Other Comprehensive Income.

(o)  Employee Benefits

The Company sponsors a defined postretirement benefit plan that provides for medical and life insurance coverage to a limited number of retirees, as well as life insurance to all qualifying employees of the Company. The estimated cost of postretirement benefits earned is accrued during an individual’s estimated service period to the Company. The Company recognizes in its balance sheet the over-funded or under-funded status of a defined benefit postretirement plan measured as the difference between the fair value of plan assets and the benefit obligation at the end of our calendar year. The actuarial gains and losses and the prior service costs and credits that arise during the period are recognized as a component of other comprehensive income, net of tax.

Funds borrowed by the Employee Stock Ownership Plan (ESOP) from the Company to purchase the Company’s common stock are being repaid from the Bank’s contributions over a period of up to 30 years. The Company’s common stock not yet allocated to participants is recorded as a reduction of stockholders’ equity at cost. The Company records compensation expense related to the ESOP at an amount equal to the shares committed to be released by the ESOP multiplied by the average fair value of our common stock during the reporting period.

The Company recognizes the grant-date fair value of stock based awards issued to employees as compensation cost in the consolidated statements of income. The fair value of common stock awards is based on the closing price of our common stock as reported on the NASDAQ Stock Market on the grant date. The expense related to stock options is based on the estimated fair value of the options at the date of the grant using the Black-Scholes pricing model. The awards are fixed in nature and compensation cost related to stock based awards is recognized on a straight-line basis over the requisite service periods.

The Bank has a 401(k) plan covering substantially all employees. Contributions to the plan are expensed as incurred.

(p)  Segment Reporting

As a community-focused financial institution, substantially all of the Company’s operations involve the delivery of loan and deposit products to customers. Management makes operating decisions and assesses performance based on an ongoing review of these community banking operations, which constitute the Company’s only operating segment for financial reporting purposes.

NORTHFIELD BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(q)  Net Income per Common Share

Net income per common share-basic is computed by dividing the net income available to common stockholders by the weighted average number of common shares outstanding, excluding unallocated ESOP shares and unearned common stock award shares. The weighted average common shares outstanding includes the average number of shares of common stock outstanding, including shares held by Northfield Bancorp, MHC and allocated or committed to be released ESOP shares.

Net income per common share-diluted is computed using the same method as basic earnings per share, but reflects the potential dilution that could occur if stock options and unvested shares of restricted stock were exercised and converted into common stock. These potentially dilutive shares are included in the weighted average number of shares outstanding for the period using the treasury stock method. When applying the treasury stock method, we add: (1) the assumed proceeds from option exercises; (2) the tax benefit, if any, that would have been credited to additional paid-in capital assuming exercise of non-qualified stock options and vesting of shares of restricted stock; and (3) the average unamortized compensation costs related to unvested shares of restricted stock and stock options. We then divide this sum by our average stock price for the period to calculate assumed shares repurchased. The excess of the number of shares issuable over the number of shares assumed to be repurchased is added to basic weighted average common shares to calculate diluted earnings per share. At December 31, 2012, 2011, and 2010, there were 776,213, 626,094, and 395,505 dilutive shares outstanding, respectively.

(r)  Other Real Estate Owned

Assets acquired through loan foreclosure, or deed-in-lieu of, are held for sale and are initially recorded at estimated fair value less estimated selling costs when acquired, thus establishing a new cost basis. Costs after acquisition are generally expensed. If the estimated fair value of the asset declines, a write-down is recorded through other non-interest expense.

(2)	Business Combinations

On October 14, 2011, the Bank assumed all of the deposits and acquired essentially all of the assets of a failed New Jersey State-chartered bank, from the Federal Deposit Insurance Corporation (the “FDIC”) as receiver for the failed bank, pursuant to the terms of the Purchase and Assumption Agreement, dated October 14, 2011, between the Bank and the FDIC. The Bank assumed approximately $188.6 million in liabilities including approximately $188.3 million in deposits and acquired approximately $185.0 million in assets, including approximately $132.8 million in loans. The loans acquired by Northfield Bank principally consisted of commercial loans and commercial real estate loans. Northfield did not purchase $5.6 million in SBA Loans, and $5.9 million in other loans which were retained by the FDIC. The application of the acquisition method of accounting resulted in a bargain purchase gain of $3.6 million, net of tax, which is included in “non-interest income” in the Company’s Consolidated Statement of Income for the year ended December 31, 2011.

On November 2, 2012, Northfield Bancorp, Inc. completed its acquisition of Flatbush Federal Bancorp, Inc. and its wholly-owned subsidiary, Flatbush Federal Savings and Loan Association, in an all stock transaction. Stockholders of Flatbush Federal Bancorp, Inc. received 0.4748 shares of Northfield Bancorp, Inc. common stock for each share of Flatbush Federal Bancorp, Inc. common stock that they owned as of the close of business November 2, 2012. After the completion of the merger, Flatbush Federal Bancorp, Inc. stockholders owned approximately 3.1% of the combined Company.

Utilizing the acquisition method, the Northfield Bancorp, Inc. acquired total assets of $136.6 million including $81.9 million in loans (primarily one-to-four family and commercial real estate loans) and $32.7 million in securities, and assumed total liabilities of $119.2 million including $110.6 million of deposits and equity of $17.5 million.

NORTHFIELD BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(3)	Securities Available-for-Sale

The following is a comparative summary of mortgage-backed securities and other securities available-for-sale at December 31, 2012 and 2011 (in thousands):

	2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Mortgage-backed securities:
Pass-through certificates:
Government sponsored enterprises (GSEs)	$456,441	$22,996	$99	$479,338
Real estate mortgage investment conduits (REMICs):
GSEs	694,087	7,092	62	701,117
Non-GSEs	7,543	266	33	7,776

	1,158,071	30,354	194	1,188,231

Other securities:
Equity investments-mutual funds	12,998	—	—	12,998
Corporate bonds	73,708	694	—	74,402

	86,706	694	—	87,400

Total securities available-for-sale	$1,244,777	$31,048	$194	$1,275,631

	2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Mortgage-backed securities:
Pass-through certificates:
Government sponsored enterprises (GSEs)	$490,184	$24,709	$—	$514,893
Non-GSEs	8,770	—	1,255	7,515
Real estate mortgage investment conduits (REMICs):
GSEs	426,362	4,662	135	430,889
Non-GSEs	31,114	1,859	37	32,936

	956,430	31,230	1,427	986,233

Other securities:
Equity investments-mutual funds	11,787	48	—	11,835
Corporate bonds	100,922	358	623	100,657

	112,709	406	623	112,492

Total securities available-for-sale	$1,069,139	$31,636	$2,050	$1,098,725

NORTHFIELD BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

The following is a summary of the expected maturity distribution of debt securities available-for-sale other than mortgage-backed securities at December 31, 2012 (in thousands):

Available-for-sale	Amortized Cost	Estimated Fair Value
Due in one year or less	$35,037	$35,085
Due after one year through five years	38,670	39,317

	$73,707	$74,402

Expected maturities on mortgage-backed securities will differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without penalties.

Certain securities available-for-sale are pledged to secure borrowings under Pledge Agreements and Repurchase Agreements and for other purposes required by law. At December 31, 2012, and December 31, 2011, securities available-for-sale with a carrying value of $14.3 million and $4.0 million, respectively, were pledged to secure deposits. See Note 8 for further discussion regarding securities pledged for borrowings.

For the year ended December 31, 2012, the Company had gross proceeds of $207.7 million on sales of securities available-for-sale with gross realized gains and gross realized losses of approximately $3.0 million and $490,000, respectively. For the year ended December 31, 2011, the Company had gross proceeds of $182.7 million on sales of securities available-for-sale with gross realized gains and gross realized losses of approximately $2.9 million and $177,000, respectively. For the year ended December 31, 2010, the Company had gross proceeds of $221.1 million on sales of securities available-for-sale with gross realized gains and gross realized losses of approximately $1.3 million and $4,000, respectively. The Company routinely sells securities when market pricing presents, in management’s assessment, an economic benefit that outweighs holding such security, and when smaller balance securities become cost prohibitive to carry.

The Company recognized in earnings other-than-temporary impairment charges of $24,000 during the year ended December 31, 2012, related to one equity investment in a mutual fund. The Company recognized other-than-temporary impairment charges of $1.2 million during the year ended December 31, 2011, related to one equity investment in a mutual fund and two private label mortgage-backed securities. The Company recognized the credit component of $409,000 in earnings and the non-credit component of $743,000 as a component of accumulated other comprehensive income, net of tax. The Company recognized other-than-temporary impairment charges of $962,000 during the year ended December 31, 2010, related to one private label mortgage-backed security. The Company recognized the credit component of $154,000 in earnings and the non-credit component of $808,000 as a part of accumulated other comprehensive income, net of tax.

The following is a rollforward of 2012, 2011, and 2010 activity related to the credit component of other-than-temporary impairment recognized on debt securities in pre-tax earnings, for which a portion of other-than-temporary impairment was recognized in accumulated other comprehensive income (in thousands):

	2012	2011	2010
Balance, beginning of year	$578	$330	$176
Additions to the credit component on debt securities in which other-than-temporary impairment was not previously recognized	—	248	154
Reductions due to sales	(578)	—	—

Cumulative pre-tax credit losses, end of year	$—	$578	$330

NORTHFIELD BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Gross unrealized losses on mortgage-backed securities, equity securities, agency bonds, and corporate bonds available-for-sale, and the estimated fair value of the related securities, aggregated by security category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2012 and 2011, were as follows (in thousands):

	December 31, 2012
	Less than 12 months		12 months or more		Total
	Unrealized losses	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses	Estimated fair value
Mortgage-backed securities:
Pass-through certificates:
GSEs	$99	$14,156	$—	$—	$99	$14,156
Real estate mortgage investment conduits (REMICs):
GSEs	58	100,310	4	7,633	62	107,943
Non-GSEs	—	—	33	604	33	604

Total	$157	$114,466	$37	$8,237	$194	$122,703

	December 31, 2011
	Less than 12 months		12 months or more		Total
	Unrealized losses	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses	Estimated fair value
Mortgage-backed securities:
Pass-through certificates:
Non-GSEs	$307	$2,513	$948	$5,002	$1,255	$7,515
Real estate mortgage investment conduits (REMICs):
GSEs	135	54,475	—	—	135	54,475
Non-GSEs	—	—	37	842	37	842
Corporate bonds	113	27,523	510	13,132	623	40,655

Total	$555	$84,511	$1,495	$18,976	$2,050	$103,487

During the year ended December 31, 2012 the Company sold two pass-through non-GSE mortgage-backed securities issued by private companies (private label) that were rated less than investment grade at a combined loss of $490,000. As a result of management’s evaluation of these securities, the Company did not recognize any other-than-temporary impairment on these securities during the year ended December 31, 2012. These securities are included in the above available-for-sale security amounts at December 31, 2011.

The Company held one REMIC non-GSE and one REMIC GSE mortgage-backed securities that were in a continuous unrealized loss position of greater than twelve months, seventy two pass-through GSE mortgage-backed securities, and nine REMIC mortgage-backed securities issued or guaranteed by GSEs, that were in an unrealized loss position of less than twelve months, and rated investment grade at December 31, 2012. The declines in value relate to the general interest rate environment and are considered temporary. The securities cannot be prepaid in a manner that would result in the Company not receiving substantially all of its amortized cost. The Company neither has an intent to sell, nor is it more likely than not that the Company will be required to sell, the securities before the recovery of their amortized cost basis or, if necessary, maturity.

The fair values of our investment securities could decline in the future if the underlying performance of the collateral for the collateralized mortgage obligations or other securities deteriorates and our credit enhancement

NORTHFIELD BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

levels do not provide sufficient protections to our contractual principal and interest. As a result, there is a risk that significant other-than-temporary impairments may occur in the future given the current economic environment.

(4)	Securities Held-to-Maturity

The following is a comparative summary of mortgage-backed securities held-to-maturity at December 31 2012 and 2011 (in thousands):

	2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Mortgage-backed securities:
Pass-through certificates — GSEs	$465	$31	$—	$496
REMICs — GSEs	1,755	58	—	1,813

Total securities held-to-maturity	$2,220	$89	$—	$2,309

	2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Mortgage-backed securities:
Pass-through certificates — GSEs	$629	$43	$—	$672
REMICs — GSEs	2,988	111	—	3,099

Total securities held-to-maturity	$3,617	$154	$—	$3,771

The Company did not sell any held-to-maturity securities during the years ended December 31, 2012, 2011 and 2010.

The fair values of our investment securities could decline in the future if the underlying performance of the collateral for the collateralized mortgage obligation or other securities deteriorates and our credit enhancement levels do not provide sufficient protections to our contractual principal and interest. As a result, there is a risk that significant other-than-temporary impairments may occur in the future given the current economic environment.

NORTHFIELD BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(5)	Loans

Loans held-for-investment, net, consists of the following (in thousands):

	December 31,
	2012	2011
Originated Loans:
Real estate loans:
Multifamily	$610,129	$458,370
Commercial mortgage	315,450	327,074
One-to-four family residential mortgage	64,733	72,592
Home equity and lines of credit	33,573	29,666
Construction and land	23,243	23,460

Total real estate loans	1,047,128	911,162

Commercial and industrial loans	14,786	12,710
Insurance premium loans	26	59,096
Other loans	1,804	1,496

Total commercial and industrial, insurance premium, and other loans	16,616	73,302

Deferred loan cost, net	2,456	1,481

Originated loans, net	1,066,200	985,945
Purchase credit-impaired (PCI) loans	75,349	88,522
Loans acquired(1)	101,433	—

Loans held-for-investment, net	1,242,982	1,074,467
Allowance for loan losses	(26,424)	(26,836)

Net loans held-for-investment	$1,216,558	$1,047,631

(1)	consists of 79.4% of one-to-four family residential loans, 14.9% of commercial real estate loans and 5.7% of multifamily loans.

The Company had $5.4 million and $3.9 million in loans held-for-sale at December 31, 2012 and 2011, respectively. Loans held-for-sale included $5.4 and $3.4 million of non-accrual loans at December 31, 2012 and 2011. At December 31, 2012, $3.8 million of non-accruing loans held-for-sale are associated with the Flatbush Merger (the “Merger”).

PCI loans, acquired as part of a Federal Deposit Insurance Corporation-assisted transaction, totaled $71.5 million at December 31, 2012 as compared to $88.5 million at December 31, 2011. The Company accounts for PCI loans utilizing generally accepting accounting principles applicable to loans acquired with deteriorated credit quality. PCI loans consist of approximately 39% commercial real estate and 52% commercial and industrial loans, with the remaining balance in residential and home equity loans. The following details the accretable yield (in thousands):

	For The Year Ended December 31,
	2012	2011
Balance at the beginning of year	$42,493	$—
Accretable yield at purchase date	833	43,937
Accretion into interest income	(6,424)	(1,444)
Net reclassification from non-accretable difference(1)	6,529	—

Balance at end of year	$43,431	$42,493

(1)	Due to 2012 re-casting of cash flows for loan pools acquired in the 2011 FDIC-assisted transaction.

NORTHFIELD BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

December 31, 2012 PCI loans includes $3.1 million of loans acquired as part of the Merger.

The Company does not have any lending programs commonly referred to as subprime lending. Subprime lending generally targets borrowers with weakened credit histories typically characterized by payment delinquencies, previous charge-offs, judgments, bankruptcies, or borrowers with questionable repayment capacity as evidenced by low credit scores or high debt-burden ratios.

During the year ended December 31, 2012, we sold the servicing rights of loans for Freddie Mac to a third-party bank. These one-to-four family residential mortgage real estate loans were underwritten to Freddie Mac guidelines and to comply with applicable federal, state, and local laws. At the time of the closing of these loans the Company owned the loans and subsequently sold them to Freddie Mac providing normal and customary representations and warranties, including representations and warranties related to compliance with Freddie Mac underwriting standards. At the time of sale, the loans were free from encumbrances except for the mortgages filed by the Company which, with other underwriting documents, were subsequently assigned and delivered to Freddie Mac. At the time of sale to the third-party, substantially all of the loans serviced for Freddie Mac were performing in accordance with their contractual terms and management believes that it has no material repurchase obligations associated with these loans.

We provide for loan losses based on the consistent application of our documented allowance for loan loss methodology. Loan losses are charged to the allowance for loans losses and recoveries are credited to it. Additions to the allowance for loan losses are provided by charges against income based on various factors which, in our judgment, deserve current recognition in estimating probable losses. Loan losses are charged-off in the period the loans, or portion thereof, are deemed uncollectible. Generally, the Company will record a loan charge-off (including a partial charge-off) to reduce a loan to the estimated fair value of the underlying collateral, less cost to sell, for collateral dependent loans. We regularly review the loan portfolio and make adjustments for loan losses in order to maintain the allowance for loan losses in accordance with U.S. generally accepted accounting principles (“GAAP”). At December 31, 2012 management’s evaluation of estimated cash flows related to PCI loan pools was consistent with estimates utilized to determine estimated fair values on date of acquisition and therefore no provision for loan losses was deemed necessary in 2012. At December 31, 2012 and 2011, the allowance for loan losses related to originated loans held-for-investment and consisted primarily of the following two components:

(1) Specific allowances are established for originated impaired loans (generally defined by the company as non-accrual loans with an outstanding balance of $500,000 or greater and troubled debt restructurings). The amount of impairment provided for as an allowance is represented by the deficiency, if any, between the present value of expected future cash flows discounted at the original loan’s effective interest rate or the underlying collateral value (less estimated costs to sell,) if the loan is collateral dependent, and the carrying value of the loan. Impaired loans that have no impairment losses are not considered for general valuation allowances described below. Generally, the Company charges down a loan to the estimated fair value of the underlying collateral, less costs to sell, and maintains an allowance for loan losses for expected losses related to discounts to facilitate a sale of the property.

(2) General allowances are established for loan losses on a portfolio basis for originated loans that do not meet the definition of impaired. The portfolio is grouped into similar risk characteristics, primarily loan type, loan-to-value, if collateral dependent, and internal credit risk ratings. We apply an estimated loss rate to each loan group. The loss rates applied are based on our cumulative prior two year loss experience adjusted, as appropriate, for the environmental factors discussed below. This evaluation is inherently subjective, as it requires material estimates that may be susceptible to significant revisions based upon changes in economic and real estate market conditions. Actual loan losses may be significantly more than the allowance for loan losses we have established, which could have a material negative effect on our

NORTHFIELD BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

financial results. Within general allowances is an unallocated reserve established to recognize losses related to the inherent subjective nature of the appraisal process and the internal credit risk rating process.

In underwriting a loan secured by real property, we require an appraisal (or an automated valuation model) of the property by an independent licensed appraiser approved by the Company’s board of directors. The appraisal is subject to review by an independent third-party hired by the Company. We review and inspect properties before disbursement of funds during the term of a construction loan. Generally, management obtains updated appraisals when a loan is deemed impaired. These appraisals may be more limited than those prepared for the underwriting of a new loan. In addition, when the Company acquires other real estate owned, it generally obtains a current appraisal to substantiate the net carrying value of the asset.

The adjustments to our loss experience are based on our evaluation of several environmental factors, including:

•

changes in local, regional, national, and international economic and business conditions and developments that affect the collectability of our portfolio, including the condition of various market segments;

•	changes in the nature and volume of our portfolio and in the terms of our loans;

•	changes in the experience, ability, and depth of lending management and other relevant staff;

•	changes in the volume and severity of past due loans, the volume of nonaccrual loans, and the volume and severity of adversely classified or graded loans;

•	changes in the quality of our loan review system;

•	changes in the value of underlying collateral for collateral-dependent loans;

•	the existence and effect of any concentrations of credit, and changes in the level of such concentrations; and

•	the effect of other external factors such as competition and legal and regulatory requirements on the level of estimated credit losses in our existing portfolio.

In evaluating the estimated loss factors to be utilized for each loan group, management also reviews actual loss history over an extended period of time as reported by the FDIC for institutions both in our market area and nationally for periods that are believed to have experienced similar economic conditions.

We evaluate the allowance for loan losses based on the combined total of the impaired and general components for originated loans. Generally when the loan portfolio increases, absent other factors, our allowance for loan loss methodology results in a higher dollar amount of estimated probable losses. Conversely, when the loan portfolio decreases, absent other factors, our allowance for loan loss methodology results in a lower dollar amount of estimated probable losses.

Each quarter we evaluate the allowance for loan losses and adjust the allowance as appropriate through a provision for loan losses. While we use the best information available to make evaluations, future adjustments to the allowance may be necessary if conditions differ substantially from the information used in making the evaluations. In addition, as an integral part of their examination process, the OCC will periodically review the allowance for loan losses. The OCC may require us to adjust the allowance based on their analysis of information available to them at the time of their examination. Our last examination rating date was as of October 8, 2012.

NORTHFIELD BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

A summary of changes in the allowance for loan losses for the years ended December 31, 2012, 2011, and 2010 follows (in thousands):

	December 31,
	2012	2011	2010
Balance at beginning of year	$26,836	$21,819	$15,414
Provision for loan losses	3,536	12,589	10,084
Recoveries	245	108	20
Charge-offs	(4,193)	(7,680)	(3,699)

Balance at end of year	$26,424	$26,836	$21,819

The following table sets forth activity in our allowance for loan losses, by loan type, for the years ended December 31, 2012 and 2011. The following table also details the amount of originated loans receivable held-for-investment, net of deferred loan fees and costs, that are evaluated individually, and collectively, for impairment, and the related portion of allowance for loan losses that is allocated to each loan portfolio segment (in thousands).

	December 31, 2012
	Real Estate
	Commercial	One-to- Four Family	Construction and Land	Multifamily	Home Equity and Lines of Credit	Commercial and Industrial	Insurance Premium	Other	Unallocated	Originated Loans Total	Purchased Credit- Impaired	Total
Allowance for loan losses:
Beginning Balance	$14,120	$967	$1,189	$6,772	$418	$2,035	$186	$40	$1,109	$26,836	$—	$26,836
Charge-offs	(1,828)	(1,300)	(43)	(729)	(2)	(90)	(198)	(3)	—	(4,193)	—	(4,193)
Recoveries	107	—	—	9	—	86	18	25	—	245	—	245
Provisions	944	956	(152)	1,034	207	266	(3)	(44)	92	3,300	236	3,536

Ending Balance	$13,343	$623	$994	$7,086	$623	$2,297	$3	$18	$1,201	$26,188	$236	$26,424

Ending balance: individually evaluated for impairment	$1,617	$5	$—	$317	$123	$1,553	$—	$—	$—	$3,615	$—	$3,615

Ending balance: collectively evaluated for impairment	$11,726	$618	$994	$6,769	$500	$744	$3	$18	$1,201	$22,573	$236	$22,809

Originated loans, net:
Ending Balance	$315,603	$65,354	$23,255	$611,469	$33,879	$14,810	$26	$1,804	$—	$1,066,200	$—	$1,066,200

Ending balance: individually evaluated for impairment	$41,568	$2,061	$—	$2,040	$1,943	$4,087	$—	$—	$—	$51,699	$—	$51,699

Ending balance: collectively evaluated for impairment	$274,035	$63,293	$23,255	$609,429	$31,936	$10,723	$26	$1,804	$—	$1,014,501	$—	$1,014,501

NORTHFIELD BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

	December 31, 2011
	Real Estate
	Commercial	One-to- Four Family	Construction and Land	Multifamily	Home Equity and Lines of Credit	Commercial and Industrial	Insurance Premium	Other	Unallocated	Total	Purchased Credit- Impaired	Total
Allowance for loan losses:
Beginning Balance	$12,654	$570	$1,855	$5,137	$242	$719	$111	$28	$503	$21,819	$—	$21,819
Charge-offs	(5,398)	(101)	(693)	(718)	(62)	(638)	(70)	—	—	(7,680)	—	(7,680)
Recoveries	55	—	—	—	—	23	30	—	—	108	—	108
Provisions	6,809	498	27	2,353	238	1,931	115	12	606	12,589	—	12,589

Ending Balance	$14,120	$967	$1,189	$6,772	$418	$2,035	$186	$40	$1,109	$26,836	$—	$26,836

Ending balance: individually evaluated for impairment	$1,895	$408	$—	$338	$30	$1,393	$—	$—	$—	$4,064	$—	$4,064

Ending balance: collectively evaluated for impairment	$12,225	$559	$1,189	$6,434	$388	$642	$186	$40	$1,109	$22,772	$—	$22,772

Originated loans, net:
Ending balance	$327,141	$72,679	$23,478	$459,434	$29,906	$12,715	$59,096	$1,496	$—	$985,945	$—	$985,945

Ending balance: individually evaluated for impairment	$43,448	$2,532	$1,709	$2,945	$1,593	$2,043	$—	$—	$—	$54,270	$—	$54,270

Ending balance: collectively evaluated for impairment	$283,693	$70,147	$21,769	$456,489	$28,313	$10,672	$59,096	$1,496	$—	$931,675	$—	$931,675

The Company monitors the credit quality of its loan receivables on a periodic basis. Credit quality is monitored by reviewing certain credit quality indicators. Management has determined that loan-to-value ratios (at period end) and internally assigned credit risk ratings by loan type are the key credit quality indicators that best management measure the credit quality of the Company’s loan receivables. Loan-to-value (LTV) ratios used by management in monitoring credit quality are based on current period loan balances and original values at time of origination (unless a current appraisal has been obtained as a result of the loan being deemed impaired). In calculating the provision for loan losses, management has determined that commercial real estate loans and multifamily loans having loan-to-value ratios of less than 35%, and one -to- four family loans having loan-to-value ratios of less than 60%, require less of a loss factor than those with higher loan to value ratios.

The Company maintains a credit risk rating system as part of the risk assessment of its loan portfolio. The Company’s lending officers are required to assign a credit risk rating to each loan in their portfolio at origination. When the lender learns of important financial developments, the risk rating is reviewed accordingly, and adjusted if necessary. Monthly, management presents monitored assets to the loan committee. In addition, the Company engages a third-party independent loan reviewer that performs semi-annual reviews of a sample of loans, validating the credit risk ratings assigned to such loans. The credit risk ratings play an important role in the establishment of the loan loss provision and to confirm the adequacy of the allowance for loan losses for originated loans held-for-investment. After determining the general reserve loss factor for each originated portfolio segment held-for-investment, the originated portfolio segment held-for-investment balance collectively evaluated for impairment is multiplied by the general reserve loss factor for the respective portfolio segment in order to determine the general reserve. Loans that have an internal credit rating of special mention or substandard receive a multiple of the general reserve loss factors for each portfolio segment, in order to determine the general reserve.

NORTHFIELD BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

When assigning a risk rating to a loan, management utilizes the Bank’s internal nine-point credit risk rating system.

1. Strong

2. Good

3. Acceptable

4. Adequate

5. Watch

6. Special Mention

7. Substandard

8. Doubtful

9. Loss

Loans rated 1 to 5 are considered pass ratings. An asset is considered substandard if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Substandard assets have well defined weaknesses based on objective evidence, and are characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected. Assets classified as doubtful have all of the weaknesses inherent in those classified substandard with the added characteristic that the weaknesses present make collection or liquidation in full highly questionable and improbable based on current circumstances. Assets classified as loss are those considered uncollectible and of such little value that their continuance as assets is not warranted. Assets which do not currently expose the Company to sufficient risk to warrant classification in one of the aforementioned categories, but possess weaknesses, are required to be designated special mention.

NORTHFIELD BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

The following table details the recorded investment of originated loans receivable held-for-investment, net of deferred fees and costs, by loan type and credit quality indicator at December 31, 2012 and 2011 (in thousands).

	At December 31, 2012
	Real Estate
	Multifamily		Commercial		One-to Four Family		Construction and Land	Home Equity and Lines of Credit	Commercial and Industrial	Insurance Premium	Other	Total
	< 35% LTV	=> 35% LTV	< 35% LTV	=> 35% LTV	< 60% LTV	=> 60% LTV
Internal Risk Rating
Pass	$19,438	$575,434	$30,284	$211,679	$32,120	$28,091	$12,536	$31,526	$10,992	$—	$1,804	$953,904
Special Mention	115	10,444	185	23,521	1,422	384	5,137	659	753	—	—	42,620
Substandard	510	5,528	1,699	48,235	1,066	2,271	5,582	1,694	3,065	26	—	69,676

Total Loans Receivable, net	$20,063	$591,406	$32,168	$283,435	$34,608	$30,746	$23,255	$33,879	$14,810	$26	$1,804	$1,066,200

	At December 31, 2011
	Real Estate
	Multifamily		Commercial		One-to Four Family		Construction and Land	Home Equity and Lines of Credit	Commercial and Industrial	Insurance Premium	Other	Total
	< 35% LTV	=> 35% LTV	< 35% LTV	=> 35% LTV	< 60% LTV	=> 60% LTV
Internal Risk Rating
Pass	$23,595	$419,433	$30,478	$214,120	$39,808	$27,806	$17,229	$27,751	$8,761	$58,817	$1,496	$869,294
Special Mention	—	11,989	624	23,271	1,730	—	631	389	1,118	142	—	39,894
Substandard	555	3,862	2,027	56,621	821	2,514	5,618	1,766	2,836	137	—	76,757

Total Loans Receivable, net	$24,150	$435,284	$33,129	$294,012	$42,359	$30,320	$23,478	$29,906	$12,715	$59,096	$1,496	$985,945

Included in originated loans receivable (including held-for-sale) are loans for which the accrual of interest income has been discontinued due to deterioration in the financial condition of the borrowers. The recorded investment of these nonaccrual loans was $34.9 million and $43.8 million at December 31, 2012, and December 31, 2011, respectively. Generally, originated loans (both held-for-investment and held-for-sale) are placed on non-accruing status when they become 90 days or more delinquent, and remain on non-accrual status until they are brought current, have six months of performance under the loan terms, and factors indicating reasonable doubt about the timely collection of payments no longer exist. Therefore, loans may be current in accordance with their loan terms, or may be less than 90 days delinquent and still be on a non-accruing status.

NORTHFIELD BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Non-accrual amounts included loans deemed to be impaired of $26.0 million and $36.1 million at December 31, 2012, and December 31, 2011, respectively. Loans on non-accrual status with principal balances less than $500,000, and therefore not meeting the Company’s definition of an impaired loan, amounted to $3.5 million and $4.3 million at December 31, 2012, and December 31, 2011, respectively. Non-accrual amounts included in loans held-for-sale were $5.4 million and $3.4 million at December 31, 2012, and December 31, 2011, respectively. Loans past due ninety days or more and still accruing interest were $621,000 and $85,000 at December 31, 2012, and December 31, 2011, respectively, and consisted of loans that are well secured and in the process of renewal.

The following table sets forth the detail, and delinquency status, of non-performing loans (non-accrual loans and loans past due ninety days or more and still accruing), net of deferred fees and costs, at December 31, 2012 and 2011 (in thousands) excluding PCI loans which have been segregated into pools in accordance with ASC Subtopic 310-30. Each loan pool is accounted for as a single asset with a single composite interest rate and an aggregate expectation of cash flows.

	At December 31, 2012
	Non-Accruing Loans
	0-29 Days Past Due	30-89 Days Past Due	90 Days or More Past Due	Total	90 Days or More Past Due and Accruing	Total Non- Performing Loans
Loans held-for-investment:
Real estate loans:
Commercial
LTV < 35%
Substandard	$1,699	$—	$—	$1,699	$—	$1,699

Total	1,699	—	—	1,699	—	1,699
LTV => 35%
Substandard	13,947	442	5,565	19,954	349	20,303

Total	13,947	442	5,565	19,954	349	20,303

Total commercial	15,646	442	5,565	21,653	349	22,002

One-to-four family residential
LTV < 60%
Special Mention	—	19	229	248	119	367
Substandard	—	429	—	429	—	429

Total	—	448	229	677	119	796
LTV => 60%
Substandard	233	201	1,437	1,871	151	2,022

Total	233	201	1,437	1,871	151	2,022

Total one-to-four family residential	233	649	1,666	2,548	270	2,818

Construction and land
Substandard	2,070	—	—	2,070	—	2,070

Total construction and land	2,070	—	—	2,070	—	2,070

Multifamily
LTV => 35%
Substandard			279	279	—	279

Total multifamily	—	—	279	279	—	279

Home equity and lines of credit
Substandard	107	—	1,587	1,694	—	1,694

Total home equity and lines of credit	107	—	1,587	1,694	—	1,694

Commercial and industrial loans Substandard	532	—	724	1,256	—	1,256

Total commercial and industrial loans	532	—	724	1,256	—	1,256

NORTHFIELD BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

	At December 31, 2012
	Non-Accruing Loans
	0-29 Days Past Due	30-89 Days Past Due	90 Days or More Past Due	Total	90 Days or More Past Due and Accruing	Total Non- Performing Loans
Other loans
Pass	—	—	—	—	2	2

Total other loans	—	—	—	—	2	2

Total non-performing loans held-for-investment	$18,588	$1,091	$9,821	$29,500	$621	$30,121

Loans held-for-sale:
Commercial
LTV => 35%
Substandard	—		773	773	—	773

Total commercial	—	—	773	773	—	773

One-to-four family residential
LTV => 60%
Substandard	122	—	3,662	3,784	—	3,784

Total one-to-four family residential	122	—	3,662	3,784	—	3,784

Multifamily
LTV => 35%
Substandard	—	—	890	890	—	890

Total multifamily	—	—	890	890	—	890

Total non-performing loans held-for-sale	122	—	5,325	5,447	—	5,447

Total non-performing loans	$18,710	$1,091	$15,146	$34,947	$621	$35,568

NORTHFIELD BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

	At December 31, 2011
	Non-Accruing Loans
	0-29 Days Past Due	30-89 Days Past Due	90 Days or More Past Due	Total	90 Days or More Past Due and Accruing	Total Non- Performing Loans
Loans held-for-investment:
Real estate loans:
Commercial
LTV < 35%
Special Mention	$—	$—	$—	$—	$13	$13
Substandard	404	—	1,360	1,764	—	1,764

Total	404	—	1,360	1,764	13	1,777
LTV => 35%
Special Mention	876	—	1,020	1,896	—	1,896
Substandard	14,657	3,438	10,559	28,654	—	28,654

Total	15,533	3,438	11,579	30,550	—	30,550

Total commercial	15,937	3,438	12,939	32,314	13	32,327

One-to-four family residential
LTV < 60%
Special Mention	—	23	335	358	—	358
Substandard	210	—	198	408	—	408

Total	210	23	533	766	—	766
LTV => 60%
Substandard	—	572		572	—	572

Total	—	572	—	572	—	572

Total one-to-four family residential	210	595	533	1,338	—	1,338

Construction and land
Special Mention	—	—	—	—		—
Substandard	1,709	—	—	1,709	—	1,709

Total construction and land	1,709	—	—	1,709	—	1,709

Multifamily
LTV < 35%
Substandard	523	—	—	523	—	523

Total	523	—	—	523	—	523
LTV => 35%
Substandard	—	—	1,179	1,179	72	1,251

Total	—	—	1,179	1,179	72	1,251

Total multifamily	523	—	1,179	1,702	72	1,774

Home equity and lines of credit
Substandard	102	—	1,664	1,766		1,766

Total home equity and lines of credit	102	—	1,664	1,766	—	1,766

Commercial and industrial loans
Special Mention	—	—	724	724	—	724
Substandard	553	—	90	643	—	643

Total commercial and industrial loans	553	—	814	1,367	—	1,367

Insurance premium loans — substandard	—	—	137	137	—	137

Total insurance premium loans	—	—	137	137	—	137

Total non-performing loans-held-for-investmet	19,034	4,033	17,266	40,333	85	40,418

NORTHFIELD BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

	At December 31, 2011
	Non-Accruing Loans
	0-29 Days Past Due	30-89 Days Past Due	90 Days or More Past Due	Total	90 Days or More Past Due and Accruing	Total Non- Performing Loans
Loans held-for-sale:
Commercial
LTV < 35%
Substandard	—	—	263	263	—	263

Total	—	—	263	263	—	263
LTV => 35%
Substandard	458	175	1,449	2,082	—	2,082

Total	458	175	1,449	2,082	—	2,082

Total commercial	458	175	1,712	2,345	—	2,345

Construction and land Substandard	—	—	422	422	—	422

Total construction and land	—	—	422	422	—	422

Multifamily
LTV < 35%
Substandard	—	—	32	32	—	32

Total	—	—	32	32	—	32
LTV => 35%
Substandard	—	—	441	441	—	441

Total	—	—	441	441	—	441

Total multifamily	—	—	473	473	—	473

Commercial and industrial loans
Substandard	—	—	208	208	—	208

Total commercial and industrial loans	—	—	208	208	—	208

Total non-performing loans held-for-sale	458	175	2,815	3,448	—	3,448

Total non-performing loans	$19,492	$4,208	$20,081	$43,781	$85	$43,866

NORTHFIELD BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

The following table sets forth the detail and delinquency status of originated loans receivable held-for-investment, net of deferred fees and costs, by performing and non-performing loans at December 31, 2012 and 2011 (in thousands).

	December 31, 2012
	Performing (Accruing) Loans			Non- Performing Loans
	0-29 Days Past Due	30-89 Days Past Due	Total		Total Loans Receivable, net
Loans held-for-investment:
Real estate loans:
Commercial
LTV < 35%
Pass	$29,424	$860	$30,284	$—	$30,284
Special Mention	185	—	185	—	185
Substandard	—	—	—	1,699	1,699

Total	29,609	860	30,469	1,699	32,168
LTV > 35%
Pass	208,908	2,771	211,679	—	211,679
Special Mention	22,416	1,105	23,521	—	23,521
Substandard	27,932	—	27,932	20,303	48,235

Total	259,256	3,876	263,132	20,303	283,435

Total commercial	288,865	4,736	293,601	22,002	315,603

One-to-four family residential
LTV < 60%
Pass	29,154	2,966	32,120	—	32,120
Special Mention	1,055	—	1,055	367	1,422
Substandard	448	189	637	429	1,066

Total	30,657	3,155	33,812	796	34,608
LTV > 60%
Pass	26,963	1,128	28,091	—	28,091
Special Mention	384	—	384	—	384
Substandard	249	—	249	2,022	2,271

Total	27,596	1,128	28,724	2,022	30,746

Total one-to-four family residential	58,253	4,283	62,536	2,818	65,354

Construction and land
Pass	12,377	159	12,536	—	12,536
Special Mention	5,137	—	5,137	—	5,137
Substandard	3,512	—	3,512	2,070	5,582

Total construction and land	21,026	159	21,185	2,070	23,255

NORTHFIELD BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

	December 31, 2012
	Performing (Accruing) Loans			Non- Performing Loans
	0-29 Days Past Due	30-89 Days Past Due	Total		Total Loans Receivable, net
Multifamily
LTV < 35%
Pass	19,438	—	19,438	—	19,438
Special Mention	—	115	115	—	115
Substandard	510	—	510	—	510

Total	19,948	115	20,063	—	20,063
LTV > 35%
Pass	574,686	748	575,434	—	575,434
Special Mention	9,134	1,310	10,444	—	10,444
Substandard	4,909	340	5,249	279	5,528

Total	588,729	2,398	591,127	279	591,406

Total multifamily	608,677	2,513	611,190	279	611,469

Home equity and lines of credit
Pass	31,482	44	31,526	—	31,526
Special Mention	659	—	659	—	659
Substandard	—	—	—	1,694	1,694

Total home equity and lines of credit	32,141	44	32,185	1,694	33,879

Commercial and industrial loans
Pass	10,356	636	10,992	—	10,992
Special Mention	753	—	753	—	753
Substandard	978	831	1,809	1,256	3,065

Total commercial and industrial loans	12,087	1,467	13,554	1,256	14,810

Insurance premium loans
Substandard	26	—	26	—	26

Total insurance premium loans	26	—	26	—	26

Other loans
Pass	1,743	59	1,802	2	1,804

Total other loans	1,743	59	1,802	2	1,804

	$1,022,818	$13,261	$1,036,079	$30,121	$1,066,200

NORTHFIELD BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

	December 31, 2011
	Performing (Accruing) Loans			Non- Performing Loans
	0-29 Days Past Due	30-89 Days Past Due	Total		Total Loans Receivable, net
Loans held-for-investment:
Real estate loans:
Commercial
LTV < 35%
Pass	$30,478	$—	$30,478	$—	$30,478
Special Mention	611	—	611	13	624
Substandard	—	—	—	1,764	1,764

Total	31,089	—	31,089	1,777	32,866
LTV > 35%
Pass	215,123	1,342	216,465	—	216,465
Special Mention	20,796	579	21,375	1,896	23,271
Substandard	19,402	6,483	25,885	28,654	54,539

Total	255,321	8,404	263,725	30,550	294,275

Total commercial	286,410	8,404	294,814	32,327	327,141

One-to-four family residential
LTV < 60%
Pass	39,420	388	39,808	—	39,808
Special Mention	974	398	1,372	358	1,730
Substandard	129	284	413	408	821

Total	40,523	1,070	41,593	766	42,359
LTV > 60%
Pass	26,618	1,188	27,806	—	27,806
Special Mention	—	—	—	—	—
Substandard	1,942	—	1,942	572	2,514

Total	28,560	1,188	29,748	572	30,320

Total one-to-four family residential	69,083	2,258	71,341	1,338	72,679

Construction and land
Pass	14,610	3,041	17,651	—	17,651
Special Mention	631	—	631	—	631
Substandard	3,487	—	3,487	1,709	5,196

Total construction and land	18,728	3,041	21,769	1,709	23,478

NORTHFIELD BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

	December 31, 2011
	Performing (Accruing) Loans			Non- Performing Loans
	0-29 Days Past Due	30-89 Days Past Due	Total		Total Loans Receivable, net
Multifamily
LTV < 35%
Pass	23,595	—	23,595	—	23,595
Substandard	—	—	—	523	523

Total	23,595	—	23,595	523	24,118
LTV > 35%
Pass	416,453	3,453	419,906	—	419,906
Special Mention	10,526	1,463	11,989	—	11,989
Substandard	618	1,552	2,170	1,251	3,421

Total	427,597	6,468	434,065	1,251	435,316

Total multifamily	451,192	6,468	457,660	1,774	459,434

Home equity and lines of credit
Pass	27,721	30	27,751	—	27,751
Special Mention	389	—	389	—	389
Substandard	—	—	—	1,766	1,766

Total home equity and lines of credit	28,110	30	28,140	1,766	29,906

Commercial and industrial loans
Pass	8,887	82	8,969	—	8,969
Special Mention	269	125	394	724	1,118
Substandard	1,985	—	1,985	643	2,628

Total commercial and industrial loans	11,141	207	11,348	1,367	12,715

Insurance premium loans
Pass	58,391	426	58,817	—	58,817
Special Mention	—	142	142	—	142
Substandard	—	—	—	137	137

Total insurance premium loans	58,391	568	58,959	137	59,096

Other loans
Pass	1,405	91	1,496	—	1,496

Total other loans	1,405	91	1,496	—	1,496

	$924,460	$21,067	$945,527	$40,418	$985,945

NORTHFIELD BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

The following table summarizes impaired loans as of December 31, 2012 and 2011 (in thousands):

	At December 31, 2012
	Recorded Investment	Unpaid Principal Balance	Related Allowance
With No Allowance Recorded:
Real estate loans:
Commercial
LTV < 35%
Substandard	$1,699	$1,699	$—
LTV => 35%
Pass	2,774	2,774
Special Mention	1,037	1,045	—
Substandard	24,691	25,897	—
Construction and land
Substandard	2,373	3,031	—
One-to-four family residential
LTV < 60%
Substandard	49	49	—
LTV => 60%
Substandard	2,841	4,141	—
Multifamily
LTV < 35%
Substandard	510	510	—
Commercial and industrial loans
Special Mention	38	38	—
Substandard	1,527	1,527	—
With a Related Allowance Recorded:
Real estate loans:
Commercial
LTV => 35%
Special Mention	637	664	(57)
Substandard	11,645	12,045	(1,560)
One-to-four family residential
LTV < 60%
Special Mention	520	520	(5)
Multifamily
LTV => 35%
Substandard	1,640	2,111	(317)
Home equity and lines of credit
Special Mention	356	356	(18)
Substandard	1,587	1,589	(105)
Commercial and industrial loans
Substandard	491	491	(1,553)
Total:
Real estate loans
Commercial	42,483	44,124	(1,617)
One-to-four family residential	3,410	4,710	(5)
Construction and land	2,373	3,031	—
Multifamily	2,150	2,621	(317)
Home equity and lines of credit	1,943	1,945	(123)
Commercial and industrial loans	2,056	2,056	(1,553)

	$54,415	$58,487	$(3,615)

NORTHFIELD BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

	At December 31, 2011
	Recorded Investment	Unpaid Principal Balance	Related Allowance
With No Allowance Recorded:
Real estate loans:
Commercial
LTV < 35%
Substandard	$1,764	$1,764	$—
Loss	—	471	—
LTV => 35%
Special Mention	3,670	3,679	—
Substandard	26,284	27,906	—
Construction and land
Substandard	1,709	2,607	—
Multifamily
LTV < 35%
Substandard	523	523	—
LTV => 35%
Substandard	870	870	—
Commercial and industrial loans
Special Mention	660	660	—
Substandard	921	921	—
With a Related Allowance Recorded:
Real estate loans:
Commercial
LTV < 35%
Substandard	1,766	2,132	(175)
LTV => 35%
Special Mention	659	685	(65)
Substandard	9,305	9,305	(1,655)
One-to-four family residential
LTV < 60%
Special Mention	782	782	(22)
LTV => 60%
Substandard	1,750	1,750	(386)
Multifamily
LTV => 35%	1,552	1,552	(338)
Substandard
Home equity and lines of credit
Substandard	1,593	1,593	(30)
Commercial and industrial loans
Substandard	462	462	(1,393)
Total:
Real estate loans
Commercial	43,448	45,942	(1,895)
One-to-four family residential	2,532	2,532	(408)
Construction and land	1,709	2,607	—
Multifamily	2,945	2,945	(338)
Home equity and lines of credit	1,593	1,593	(30)
Commercial and industrial loans	2,043	2,043	(1,393)

	$54,270	$57,662	$(4,064)

NORTHFIELD BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Included in the table above at December 31, 2012, are loans with carrying balances of $24.9 million that were not written down by either charge-offs or specific reserves in our allowance for loan losses. Included in the impaired loans at December 31, 2011, are loans with carrying balances of $27.9 million that were not written down either by charge-offs or specific reserves in our allowance for loan losses. Loans not written down by charge-offs or specific reserves at December 31, 2012, and 2011, have sufficient collateral values, less costs to sell (including any discounts to facilitate a sale), to support the carrying balances of the loans.

The average recorded balance of originated impaired loans (including held-for-investment and held-for-sale) for the years ended December 31, 2012, 2011, and 2010 was approximately $54.3 million, $58.7 million, and $54.3 million, respectively. The Company recorded $2.8 million, $2.5 million and $2.8 million of interest income on impaired loans for the years ended December 31, 2012, 2011 and 2010, respectively.

The following tables summarize loans that were modified in a troubled debt restructuring during the year ended December 31, 2012 and 2011.

	Year Ended December 31, 2012
	Number of Relationships	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
		(in thousands)
Troubled Debt Restructurings
Commercial real estate loans
Substandard	1	$6,251	$6,251
One-to-four family
Substandard	2	489	489
Home equity and lines of credit
Special Mention	2	356	356

Total Troubled Debt Restructurings	5	$7,096	$7,096

All five of the relationships in the table above were restructured to receive reduced interest rates.

	Year ended December 31, 2011
	Number of Relationships	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
		(in thousands)
Troubled Debt Restructurings
Commercial real estate loans
Special Mention	2	$4,007	$2,819
Substandard	3	13,966	13,966
Construction and land
Substandard	1	164	164
One-to-four family
Special Mention	3	782	782
Home equity and lines of credit
Substandard	1	102	102
Commercial and industrial loans
Special Mention	1	40	40
Substandard	2	1,701	1,701

Total Troubled Debt Restructurings	13	$20,762	$19,574

NORTHFIELD BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Nine of the relationships in the table above were restructured to receive reduced interest rates, two relationships were provided forbearance agreements to allow the owners to liquidate the properties, and two relationships were granted extended maturities.

At December 31, 2012 and 2011 we had troubled debt restructurings of $45.0 million and $41.6 million, respectively.

Management classifies all troubled debt restructurings as impaired loans. Impaired loans are individually assessed to determine that the loan’s carrying value is not in excess of the estimated fair value of the collateral (less cost to sell), if the loan is collateral dependent, or the present value of the expected future cash flows, if the loan is not collateral dependent. Management performs a detailed evaluation of each impaired loan and generally obtains updated appraisals as part of the evaluation. In addition, management adjusts estimated fair values down to appropriately consider recent market conditions, our willingness to accept a lower sales price to effect a quick sale, and costs to dispose of any supporting collateral. Determining the estimated fair value of underlying collateral (and related costs to sell) can be difficult in illiquid real estate markets and is subject to significant assumptions and estimates. Management employs an independent third-party expert in appraisal preparation and review to ascertain the reasonableness of updated appraisals. Projecting the expected cash flows under troubled debt restructurings is inherently subjective and requires, among other things, an evaluation of the borrower’s current and projected financial condition. Actual results may be significantly different than our projections and our established allowance for loan losses on these loans, which could have a material effect on our financial results.

There has been one loan that was restructured during the last twelve months that subsequently defaulted. The following table details this loan at December 31, 2012 and 2011:

	Year ended December 31, 2012
	Number of Relationships	30-89 Days Past Due	90 Days or More Past Due
	(in thousands)
One-to-four family
Substandard — Non-accrual	1	$—	$256

Total	1	$—	$256

	Year ended December 31, 2011
	Number of Relationships	30-89 Days Past Due	90 Days or More Past Due
	(in thousands)
Commercial real estate loans
Substandard — Accrual	1	$2,425	$—
Substandard — Non-accrual	1	3,412	—
Commercial and industrial loans
Substandard — Non-accrual	1	—	90

Total	3	$5,837	$90

NORTHFIELD BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(6)	Premises and Equipment, Net

At December 31, 2012 and 2011, premises and equipment, less accumulated depreciation and amortization, consists of the following (in thousands):

	December 31,
	2012	2011
At cost:
Land	$436	$436
Buildings and improvements	3,206	3,224
Capital leases	2,600	2,600
Furniture, fixtures, and equipment	17,130	15,155
Leasehold improvements	25,522	19,454
Acquired in merger	4,568	—

	53,462	40,869
Accumulated depreciation and amortization	(23,677)	(20,881)

Premises and equipment, net	$29,785	$19,988

Depreciation expense for the years ended December 31, 2012, 2011, and 2010 was $2.8 million, $2.1 million, and $1.8 million, respectively.

The Company had no sales of premises and equipment in 2012 or 2011. During the year ended December 31, 2010, the Company recognized gains of approximately $197,000 as a result of the sale of premises and equipment.

(7)	Deposits

Deposit account balances are summarized as follows (dollars in thousands):

	December 31,
	2012		2011
	Amount	Weighted Average Rate	Amount	Weighted Average Rate
Transaction:
Negotiable orders of withdrawal	$117,762	0.37%	$91,829	0.60%
Non-interest bearing checking	209,639	—	156,493	—

Total transaction	327,401	0.13	248,322	0.22

Savings:
Money market	514,069	0.46	430,087	0.77
Savings	622,998	0.21	334,994	0.28

Total savings	1,137,067	0.32	765,081	0.56

Certificates of deposit:
Under $100,000	251,387	0.96	262,435	1.08
$100,000 or more	241,005	1.25	217,688	1.36

Total certificates of deposit	492,392	1.10	480,123	1.21

Total deposits	$1,956,860	0.49%	$1,493,526	0.71%

NORTHFIELD BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

The Company had brokered deposits (classified as certificates of deposit in the above table) of $664,000 and $3.4 million, at December 31, 2012 and 2011, respectively.

Scheduled maturities of certificates of deposit are summarized as follows (in thousands):

December 31, 2012
2013	$356,278
2014	72,604
2015	38,454
2016	15,774
2017 and after	9,282

Total	$492,392

Interest expense on deposits is summarized as follows (in thousands):

	December 31,
	2012	2011	2010
Negotiable order of withdrawal and money market	$3,226	$3,624	$3,546
Savings-passbook and statement	910	1,027	1,573
Certificates of deposit	5,701	7,600	8,454

	$9,837	$12,251	$13,573

(8)	Borrowings

Borrowings consisted of securities sold under agreements to repurchase, FHLB advances, and obligations under capital leases and are summarized as follows (in thousands):

	December 31,
	2012	2011
Repurchase agreements	$226,000	$276,000
Other borrowings:
FHLB advances	188,260	201,210
Floating rate advances	3,394	3,004
Obligations under capital leases	1,468	1,720

	$419,122	$481,934

FHLB advances are secured by a blanket lien on unencumbered securities and the Company’s FHLB capital stock.

Repurchase agreements and FHLB advances have contractual maturities as follows (in thousands):

	December 31, 2012
	FHLB Advances	Repurchase Agreements
2013	$27,347	$45,000
2014	10,500	56,000
2015	52,500	62,000
2016	53,910	55,000
2017 and after	44,003	8,000

	$188,260	$226,000

NORTHFIELD BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Repurchase agreements have a weighted average rate of 3.02%, with all maturing in more than 90 days. The repurchase agreements are secured primarily by mortgage-backed securities with an amortized cost of $242.4 million, and a market value of $254.2 million, at December 31, 2012.

The Company has the ability to obtain additional funding from the FHLB and Federal Reserve Bank discount window of approximately $854.0 million, utilizing unencumbered securities of $750.9 million and multifamily loans of $190.4 million at December 31, 2012. The Company expects to have sufficient funds available to meet current commitments in the normal course of business.

Interest expense on borrowings is summarized as follows (in thousands):

	December 31,
	2012	2011	2010
Repurchase agreements	$8,573	$11,207	$9,116
FHLB advances	4,071	1,776	1,513
Over-night borrowings	27	20	26
Obligations under capital leases	136	159	178

	$12,807	$13,162	$10,833

(9)	Income Taxes

Income tax expense (benefit) consists of the following (in thousands):

	December 31,
	2012	2011	2010
Federal tax expense (benefit):
Current	$10,081	$8,319	$8,114
Deferred	(1,876)	(2,257)	(1,315)

	8,205	6,062	6,799

State and local tax expense (benefit):
Current	1,568	1,061	1,161
Deferred	(857)	(626)	(1,590)

	711	435	(429)

Total income tax expense	$8,916	$6,497	$6,370

The Company recorded net deferred tax assets of approximately $1.6 million as a result of the acquisition of Flatbush Federal Bancorp at December 31, 2012. The Company recorded a deferred tax liability of approximately $2.4 million as a result of the FDIC-assisted transaction at December 31, 2011.

NORTHFIELD BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Reconciliation between the amount of reported total income tax expense and the amount computed by multiplying the applicable statutory income tax rate for the years ended December 31, 2012, 2011, and 2010 is as follows (dollars in thousands):

	December 31,
	2012	2011	2010
Tax expense at statutory rate of 35%	$8,731	$8,162	$7,057
Increase (decrease) in taxes resulting from:
State tax, net of federal income tax	462	283	(279)
Bank owned life insurance	(1,009)	(1,041)	(796)
Merger related costs	207	—	—
Incentive stock options	149	149	149
Bargain purchase gain	—	(1,246)	—
Other, net	376	190	239

Income tax expense	$8,916	$6,497	$6,370

NORTHFIELD BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2012 and 2011, are as follows (in thousands):

	December 31,
	2012	2011
Deferred tax assets:
Allowance for loan losses	$11,373	$10,783
Capitalized leases	607	697
Charitable deduction carryforward	—	1,340
Deferred compensation	2,503	2,399
Accrued salaries	742	718
Postretirement benefits	519	511
Equity awards	2,183	1,759
Unrealized actuarial losses on post retirement benefits	197	201
Straight-line leases adjustment	1,024	852
Asset retirement obligation	102	102
Reserve for accrued interest receivable	1,806	1,671
Reserve for loan commitments	144	135
Employee Stock Ownership Plan	195	132
Other	619	543
Depreciation	582	—
Fair value adjustments of acquired loans	433	—
Fair Value adjustments of pension benefit obligations	732	—

Total gross deferred tax assets	23,761	21,843

Deferred tax liabilities:
Depreciation	—	145
Unrealized gains on securities — AFS	12,332	11,835
Mortgage servicing rights	—	24
Fair value adjustments of acquired securities	754	—
Fair value adjustments of acquired loans	—	2,359
Fair value adjustments of deposit liabilities	46	—
Deferred loan fees	531	179
Other	—	—

Total gross deferred tax liabilities	13,663	14,542

Valuation allowance	—	1,038

Net deferred tax asset	$10,098	$6,263

The Company has determined that a valuation allowance should be established for certain state and local tax benefits related to the Company’s contribution to the Northfield Bank Foundation. The carryforward for state and local benefits expired during 2012 which resulted in the elimination of the deferred tax asset and corresponding valuation allowance. The Company has determined that it is not required to establish a valuation reserve for the remaining net deferred tax asset account since it is “more likely than not” that the net deferred tax assets will be realized through future reversals of existing taxable temporary differences, future taxable income and tax planning strategies. The conclusion that it is “more likely than not” that the remaining net deferred tax assets will be realized is based on the history of earnings and the prospects for continued profitability. Management will continue to review the tax criteria related to the recognition of deferred tax assets.

NORTHFIELD BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

As a savings institution, the Bank is subject to a special federal tax provision regarding its frozen tax bad debt reserve. At December 31, 2012, the Bank’s federal tax bad debt base-year reserve was $5.9 million, with a related net deferred tax liability of $2.8 million, which has not been recognized since the Bank does not expect that this reserve will become taxable in the foreseeable future. Events that would result in taxation of this reserve include redemptions of the Bank’s stock or certain excess distributions by the Bank to the Company.

The Company did not have any material uncertain tax positions for the years ended December 31, 2012 and 2011.

The State of New York passed legislation in August of 2010 to conform the bad debt deduction allowed under Article 32 of the New York State tax law to the bad debt deduction allowed for federal income tax purposes. As a result, Northfield Bank no longer establishes, or maintains, a New York reserve for losses on loans, and is required to claim a deduction for bad debts in an amount equal to its actual loan loss experience. In addition, this legislation eliminated the potential recapture of the New York tax bad debt reserve that could have otherwise occurred in certain circumstances under New York State tax law prior to August of 2010. As a result of this new legislation, the Company reversed approximately $738,000 in deferred tax liabilities during the third quarter of 2010.

The following are the most significant years that are open for examination or under examination:

•	Federal tax filings for 2009 through present. The Company has received notification from the Internal Revenue Service that they intend to examine the 2009 and 2010 filings.

•	New York State tax filings 2010 through the present.

•	New York City tax filings 2007 through the present. Currently the 2007, 2008, and 2009 filings are under examination.

•	State of New Jersey 2009 through present.

(10)	Retirement Benefits

The Company has a 401(k) plan for its employees, which grants eligible employees (those salaried employees with at least three months of service) the opportunity to invest from 2% to 15% of their base compensation in certain investment alternatives. The Company contributes an amount equal to 25% of employee contributions on the first 6% of base compensation contributed by eligible employees for the first three years of participation. Subsequent years of participation in excess of three years will increase the Company matching contribution from 25% to 50% of an employee’s contributions, on the first 6% of base compensation contributed by eligible employees. A member becomes fully vested in the Company’s contributions upon (a) completion of five years of service, or (b) normal retirement, early retirement, permanent disability, or death. The Company’s contribution to this plan amounted to approximately $226,000, $218,000, and $166,000 for the years ended December 31, 2012, 2011, and 2010, respectively.

The Company also maintains a profit-sharing plan in which the Company can contribute to the participant’s 401(k) account, at its discretion, up to the legal limit of the Internal Revenue Code. The Company did not contribute to the profit sharing plan during 2012, 2011 and 2010.

The Company maintains the Northfield Bank Employee Stock Ownership Plan (the ESOP). The ESOP is a tax-qualified plan designed to invest primarily in the Company’s common stock. The ESOP provides employees with the opportunity to receive a funded retirement benefit from the Bank, based primarily on the value of the Company’s common stock. The ESOP was authorized to, and did purchase, 2,463,884 shares of the Company’s

NORTHFIELD BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

common stock in the Company’s initial public offering at a price of $7.13 per share. This purchase was funded with a loan from Northfield Bancorp, Inc. to the ESOP. The first payment on the loan from the ESOP to the Company was due and paid on December 31, 2007, and the outstanding balance at December 31, 2012 and 2011, was $14.5 million and $15.0 million, respectively. The shares of the Company’s common stock purchased in the initial public offering are pledged as collateral for the loan. Shares are released for allocation to participants as loan payments are made. A total of 84,887 and 86,701 shares were released and allocated to participants for the ESOP year ended December 31, 2012 and 2011, respectively. ESOP compensation expense for the year ended December 31, 2012, 2011, and 2010 was $856,000, $790,000, and $774,000, respectively. Cash dividends on unallocated shares are utilized to satisfy required debt payments. Dividends on allocated shares are utilized to prepay debt which releases additional shares to participants.

The Company maintains a Supplemental Employee Stock Ownership Plan (the SESOP), a non-qualified plan, that provides supplemental benefits to certain executives who are prevented from receiving the full benefits contemplated by the ESOP’s benefit formula due to tax law limits for tax-qualified plans. The supplemental payments for the SESOP consist of cash payments representing the value of Company shares that cannot be allocated to participants under the ESOP due to legal limitations imposed on tax-qualified plans. The Company made a contribution to the SESOP plan of $25,000, $25,000, and $33,000 for the years ended December 31, 2012, 2011, and 2010, respectively.

The Company provides post retirement medical and life insurance to a limited number of retired individuals. The Company also provides retiree life insurance benefits to all qualified employees, up to certain limits. The following tables set forth the funded status and components of postretirement benefit costs at December 31 measurement dates (in thousands):

	2012	2011	2010
Accumulated postretirement benefit obligation beginning of year	$1,697	$1,668	$1,670
Service cost	7	6	5
Interest cost	66	80	88
Actuarial loss	115	47	12
Benefits paid	(107)	(104)	(108)

Accumulated postretirement benefit obligation end of year	1,778	1,697	1,667

Plan assets at fair value	—	—	—
Unrecognized transition obligation	—	—	—
Unrecognized prior service cost	—	—	—
Unrecognized loss	—	—	—

Accrued liability (included in accrued expenses and other liabilities)	$1,778	$1,697	$1,667

The following table sets forth the amounts recognized in accumulated other comprehensive income (loss) (in thousands):

	December 31,
	2012	2011
Net loss	$376	$288
Transition obligation	50	67
Prior service cost	90	106

Loss recognized in accumulated other comprehensive income (loss)	$516	$461

NORTHFIELD BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

The estimated net loss, transition obligation, and prior service cost that will be amortized from accumulated other comprehensive income (loss) into net periodic cost in 2013 are $36,207, $16,711, and $15,575, respectively.

The following table sets forth the components of net periodic postretirement benefit costs for the years ended December 31, 2012, 2011, and 2010 (in thousands):

	December 31,
	2012	2011	2010
Service cost	$7	$6	$5
Interest cost	66	80	88
Amortization of transition obligation	17	17	17
Amortization of prior service costs	15	15	15
Amortization of unrecognized loss	28	25	26

Net postretirement benefit cost included in compensation and employee benefits	$133	$143	$151

The assumed discount rate related to plan obligations reflects the weighted average of published market rates for high-quality corporate bonds with terms similar to those of the plans expected benefit payments, rounded to the nearest quarter percentage point. The Company’s discount rate and rate of compensation increase used in accounting for the plan are as follows:

	2012	2011	2010
Assumptions used to determine benefit obligation at period end:
Discount rate	3.25%	4.00%	5.00%
Rate of increase in compensation	4.00	4.00	4.00
Assumptions used to determine net periodic benefit cost for the year:
Discount rate	4.00	5.00	5.50
Rate of increase in compensation	4.00	4.00	4.25

At December 31, 2012, a medical cost trend rate of 8.75% decreasing 0.50% per year thereafter until an ultimate rate of 4.75% is reached, was used in the plan’s valuation. The Company’s healthcare cost trend rates are based, among other things, on the Company’s own experience and third-party analysis of recent and projected healthcare cost trends.

A one percentage-point change in assumed heath care cost trends would have the following effects (in thousands):

	One Percentage Point Increase		One Percentage Point Decrease
	2012	2011	2012	2011
Effect on benefits earned and interest cost	$6	$7	$(5)	$(5)
Effect on accumulated postretirement benefit obligation	136	134	(122)	(119)

A one percentage-point change in assumed heath care cost trends would have the following effects (in thousands):

	One Percentage Point Increase			One Percentage Point Decrease
	2012	2011	2010	2012	2011	2010
Aggregate of service and interest components of net periodic cost (benefit)	$6	$7	$7	$(5)	$(5)	$(6)

NORTHFIELD BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Benefit payments of approximately $107,000, $104,000, and $108,000 were made in 2012, 2011, and 2010, respectively. The benefits expected to be paid under the postretirement health benefits plan for the next five years are as follows: $113,000 in 2013; $119,000 in 2014; $123,000 in 2015; $126,000 in 2016 and $127,000 in 2017. The benefit payments expected to be paid in the aggregate for the years 2018 through 2022 are $619,000. The expected benefits are based on the same assumptions used to measure the Company’s benefit obligation at December 31, 2012, and include estimated future employee service.

The Medicare Prescription Drug, Improvement and Modernization Act of 2003, or Medicare Act, introduced both a Medicare prescription-drug benefit and a federal subsidy to sponsors of retiree health-care plans that provide a benefit at least “actuarially equivalent” to the Medicare benefit. The Company has evaluated the estimated potential subsidy available under the Medicare Act and the related costs associated with qualifying for the subsidy. Due to the limited number of participants in the plan, the Company has concluded that it is not cost beneficial to apply for the subsidy. Therefore, the accumulated postretirement benefit obligation information and related net periodic postretirement benefit costs do not reflect the effect of any potential subsidy.

The Company maintains a nonqualified plan to provide for the elective deferral of all or a portion of director fees by members of the participating board of directors, deferral of all or a portion of the compensation and/or annual incentive compensation payable to eligible employees of the Company, and to provide to certain officers of the Company benefits in excess of those permitted to be paid by the Company’s savings plan, ESOP, and profit-sharing plan under the applicable Internal Revenue Code. The plan obligation was approximately $4,677,000 and $4,145,000 at December 31, 2012 and 2011, respectively, and is included in accrued expenses and other liabilities on the consolidated balance sheets. Expense under this plan was $384,000, $151,000, and $597,000 for the years ended December 31, 2012, 2011, and 2010, respectively. The Company invests to fund this future obligation, in various mutual funds designated as trading securities. The securities are marked-to-market through current period earnings as a component of non-interest income. Accrued obligations under this plan are credited or charged with the return on the trading securities portfolio as a component of compensation and benefits expense.

The Company entered into a supplemental retirement agreement with its former president and current director on July 18, 2006. The agreement provides for 120 monthly payments of $17,450. The present value of the obligation, of approximately $1,625,000, was recorded in compensation and benefits expense in 2006. The present value of the obligation as of December 31, 2012 and 2011, was approximately $712,000 and $880,000, respectively.

(11)	Equity Incentive Plan

The Company maintains the Northfield Bancorp, Inc. 2008 Equity Incentive Plan to grant common stock or options to purchase common stock at specific prices to directors and employees of the Company. The Plan provides for the issuance or delivery of up to 4,311,796 shares of Northfield Bancorp, Inc. common stock subject to certain Plan limitations. 243,204 shares of stock remain available for issuance under the Plan as of December 31, 2012. All stock options and restricted stock granted to date vests in equal installments over a five year period beginning one year from the date of grant. The vesting of options and restricted stock awards may accelerate in accordance with terms of the plan. Stock options were granted at an exercise price equal to the fair value of the Company’s common stock on the grant date based on quoted market prices and all have an expiration period of ten years. The fair value of stock options granted on January 30, 2009, was estimated utilizing the Black-Scholes option pricing model using the following assumptions: an expected life of 6.5 years utilizing the simplified method, risk-free rate of return of 2.17%, volatility of 35.33% and a dividend yield of 1.61%. The fair value of stock options granted on May 29, 2009, was estimated utilizing the Black-Scholes option pricing model using the following assumptions: an expected life of 6.5 years utilizing the simplified

NORTHFIELD BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

method, risk-free rate of return of 2.88%, volatility of 38.39% and a dividend yield of 1.50%. The fair value of stock options granted on January 30, 2010, was estimated utilizing the Black-Scholes option pricing model using the following assumptions: an expected life of 6.5 years utilizing the simplified method, risk-free rate of return of 2.90%, volatility of 38.29% and a dividend yield of 1.81%. The Company is expensing the grant date fair value of all employee and director share-based compensation over the requisite service periods on a straight-line basis.

During each of the years ended December 31, 2012, 2011 and 2010, the Company recorded $3.0 million of stock-based compensation.

The following table is a summary of the Company’s non-vested stock options as of December 31, 2012, and changes therein during the year then ended:

	Number of Stock Options	Weighted Average Grant Date Fair Value	Weighted Average Exercise Price	Weighted Average Contractual Life (years)
Outstanding- December 31, 2010	2,907,566	$2.30	$7.09	8.09
Granted	—	—	—	—
Exercised	(22,278)	2.30	7.09	—

Outstanding- December 31, 2011	2,885,288	2.30	7.09	7.02
Granted	—	—	—	—
Forfeited	(19,500)	2.30	7.09	—
Exercised	(59,876)	2.30	7.09	—

Outstanding- December 31, 2012	2,805,912	$2.30	$7.09	6.07

Exercisable- December 31, 2012	1,723,777	$2.30	$7.09	6.07

Expected future stock option expense related to the non-vested options outstanding as of December 31, 2012, is $1.4 million over an average period of 1.1 years.

The following is a summary of the status of the Company’s restricted shares as of December 31, 2012, and changes therein during the year then ended.

	Number of Shares Awarded	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2010	917,328	$7.11
Granted	—	—
Vested	(231,549)	7.10

Non-vested at December 31, 2011	685,780	7.11
Granted	—	—
Vested	(228,182)	7.10
Forfeited	(2,694)	7.09

Non-vested at December 31, 2012	454,904	$7.11

Expected future stock award expense related to the non-vested restricted awards as of December 31, 2012, is $1.8 million over an average period of 1.1 years.

Upon the exercise of stock options, management expects to utilize treasury stock as the source of issuance for these shares.

NORTHFIELD BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(12)	Commitments and Contingencies

The Company, in the normal course of business, is party to commitments that involve, to varying degrees, elements of risk in excess of the amounts recognized in the consolidated financial statements. These commitments include unused lines of credit and commitments to extend credit.

At December 31, 2012, the following commitment and contingent liabilities existed that are not reflected in the accompanying consolidated financial statements (in thousands):

Commitments to extend credit	$34,450
Unused lines of credit	28,955
Standby letters of credit	550

The Company’s maximum exposure to credit losses in the event of nonperformance by the other party to these commitments is represented by the contractual amount. The Company uses the same credit policies in granting commitments and conditional obligations as it does for amounts recorded in the consolidated balance sheets. These commitments and obligations do not necessarily represent future cash flow requirements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary, is based on management’s assessment of risk. Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third-party. The guarantees generally extend for a term of up to one year and are fully collateralized. For each guarantee issued, if the customer defaults on a payment to the third-party, the Company would have to perform under the guarantee. The unamortized fee on standby letters of credit approximates their fair value; such fees were insignificant at December 31, 2012. The Company maintains an allowance for estimated losses on commitments to extend credit in other liabilities. At December 31, 2012 and 2011, the allowance was $350,000 and $328,000, respectively, changes to the allowance are recorded as a component of other non-interest expense.

At December 31, 2012, the Company was obligated under non-cancelable operating leases and capitalized leases on property used for banking purposes. Most leases contain escalation clauses and renewal options which provide for increased rentals as well as for increases in certain property costs including real estate taxes, common area maintenance, and insurance.

The projected minimum annual rental payments and receipts under the capitalized leases and operating leases, are as follows (in thousands):

	Rental Payments Capitalized Leases	Rental Payments Operating Leases
Year ending December 31:
2013	$399	$3,878
2014	411	3,929
2015	269	3,980
2016	247	3,860
2017	254	3,738
Thereafter	306	34,354

Total minimum lease payments	$1,886	$53,739

There is one property with contractual operating rental payments over the term of the lease totaling $4.0 million which is not included in the above table because possession of such premises has not been delivered. Lease term is 15 years.

NORTHFIELD BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Net rental expense included in occupancy expense was approximately $3.9 million, $2.9 million, and $2.4 million for the years ended December 31, 2012, 2011, and 2010, respectively.

In the normal course of business, the Company may be a party to various outstanding legal proceedings and claims. In the opinion of management, the consolidated financial statements will not be materially affected by the outcome of such legal proceedings and claims.

The Bank is required by regulation to maintain a certain level of cash balances on hand and/or on deposit with the Federal Reserve Bank of New York. As of December 31, 2012 and 2011, the Bank was required to maintain balances of $1.0 million and $197,000, respectively.

The Bank has entered into employment agreements with its Chief Executive Officer and the other executive officers of the Bank to ensure the continuity of executive leadership, to clarify the roles and responsibilities of executives, and to make explicit the terms and conditions of executive employment. These agreements are for a term of three-years subject to review and annual renewal, and provide for certain levels of base annual salary and in the event of a change in control, as defined, or in the event of termination, as defined, certain levels of base salary, bonus payments, and benefits for a period of up to three years.

On February 22, 2012, Northfield Bancorp, Inc., Northfield Bancorp, MHC, and Northfield Bank were served with a summons and complaint related to a personal injury matter. The plaintiff was seeking damages of $40 million. The matter relates to an injury sustained by an individual on a property owned by a borrower of the Bank, which secures a loan to the Bank. The borrower was named as a co-defendant. The Bank does not operate the subject property or have any interest in the property, other than as collateral for its loan. The case was dismissed in federal court on May 23, 2012 due to lack of subject matter jurisdiction and was re-filed in state court on June 21, 2012. Management believes the lawsuit is without merit. The Bank has $12 million in insurance coverage and the complaint is being defended by the Bank’s insurer. No accrual for loss has been established at December 31, 2012.

(13)	Regulatory Requirements

The OCC requires savings institutions to maintain a minimum tangible capital ratio to tangible assets of 1.5%, a minimum core capital ratio to total adjusted assets of 4.0%, and a minimum ratio of total risk-adjusted total assets of 8.0%.

Under prompt corrective action regulations, the OCC is required to take certain supervisory actions (and may take additional discretionary actions) with respect to an undercapitalized institution. Such actions could have a direct material effect on the institution’s financial statements. The regulations establish a framework for the classification of savings institutions into five categories: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. Generally, an institution is considered well capitalized if it has a core capital ratio of at least 5%, a Tier 1 risk-based capital ratio of at least 6%, and a total risk-based capital ratio of at least 10%.

The foregoing capital ratios are based in part on specific quantitative measures of assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. Capital amounts and classifications also are subject to qualitative judgments by the regulators about capital components, risk weighting, and other factors.

Management believes that as of December 31, 2012, the Bank met all capital adequacy requirements to which it is subject. Further, the most recent OCC notification categorized the Bank as a well-capitalized institution under the prompt corrective action regulations. There have been no conditions or events since that notification that management believes have changed the Bank’s capital classification.

NORTHFIELD BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Northfield Bancorp, Inc. is regulated, supervised, and examined by the FRB as a savings and loan holding company and, as such, is not subject to regulatory capital requirements. The Dodd-Frank Act will require the federal banking agencies to establish consolidated risk-based and leverage capital requirements for insured depository institutions, depository institution holding companies and systemically important nonbank financial companies. These requirements must be no less than those to which insured depository institutions are currently subject. As a result, on the fifth anniversary of the effective date of the Dodd-Frank Act, we will become subject to consolidated capital requirements which we have not been subject to previously.

The following is a summary of the Bank’s regulatory capital amounts and ratios compared to the regulatory requirements as of December 31, 2012 and 2011, for classification as a well-capitalized institution and minimum capital (dollars in thousands).

	OCC Requirements
	Actual		For Capital Adequacy Purposes		For Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2012:
Tangible capital to tangible assets	$350,562	12.65%	$41,563	1.50%	NA	NA
Tier I capital (core) (to adjusted total assets)	350,562	12.65	110,836	4.00	138,545	5.00
Total capital (to risk-weighted assets)	371,461	22.30	133,281	8.00	166,601	10.00
As of December 31, 2011:
Tangible capital to tangible assets	$312,993	13.42%	$34,987	1.50%	NA	NA
Tier I capital (core) (to adjusted total assets)	312,993	13.42	93,298	4.00	116,622	5.00
Total capital (to risk-weighted assets)	330,147	24.71	106,901	8.00	133,627	10.00

(14)	Fair Value of Measurement

The following table presents the assets reported on the consolidated balance sheet at their estimated fair value as of December 31, 2012 and 2011, by level within the Fair Value Measurements and Disclosures Topic of the FASB Accounting Standards Codification. Financial assets and liabilities are classified in their entirety based on the level of input that is significant to the fair value measurement. The fair value hierarchy is as follows:

•	Level 1 Inputs — Unadjusted quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date.

•

Level 2 Inputs — Inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. These include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability (for example, interest rates, volatilities, prepayment speeds, loss severities, credit risks and default rates) or inputs that are derived principally from or corroborated by observable market data by correlations or other means.

•	Level 3 Inputs — Significant unobservable inputs that reflect the Company’s own assumptions that market participants would use in pricing the assets or liabilities.

NORTHFIELD BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

The following tables summarize financial assets and financial liabilities measured at fair value on a recurring basis as of December 31, 2012 and 2011, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands):

	Fair Value Measurements at Reporting Date Using:
	December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Measured on a recurring basis:
Assets:
Investment securities:
Available-for-sale:
Mortgage-backed securities
GSE	$1,180,455	$—	$1,180,455	$—
Non-GSE	7,776	—	7,776	—
Corporate bonds	74,402	—	74,402	—
Equities	12,998	12,998	—	—

Total available-for-sale	1,275,631	12,998	1,262,633	—

Trading securities	4,677	4,677	—	—

Total	$1,280,308	$17,675	$1,262,633	$—

Measured on a non-recurring basis:
Assets:
Impaired loans:
Real estate loans:
Commercial real estate	$29,109	$—	$—	$29,109
One- to- four family residential mortgage	1,827	—	—	1,827
Construction and land	2,070	—	—	2,070
Multifamily	1,530	—	—	1,530
Home equity and lines of credit	1,943	—	—	1,943

Total impaired real estate loans	36,479	—	—	36,479

Commercial and industrial loans	452	—	—	452
Other real estate owned	870	—	—	870

Total	$37,801	$—	$—	$37,801

NORTHFIELD BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

	Fair Value Measurements at Reporting Date Using:
	December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Measured on a recurring basis:
Assets:
Investment securities:
Available-for-sale:
Mortgage-backed securities
GSE	$945,782	$—	$945,782	$—
Non-GSE	40,451	—	40,451	—
Corporate bonds	100,657	—	100,657	—
Equities	11,835	11,835	—	—

Total available-for-sale	1,098,725	11,835	1,086,890	—

Trading securities	4,146	4,146	—	—

Total	$1,102,871	$15,981	$1,086,890	$—

Measured on a non-recurring basis:
Assets:
Impaired loans:
Real estate loans:
Commercial real estate	$27,826	$—	$—	$27,826
One- to- four family residential mortgage	2,532	—	—	2,532
Construction and land	1,709	—	—	1,709
Multifamily	1,552	—	—	1,552
Home equity and lines of credit	1,593	—	—	1,593

Total impaired real estate loans	35,212	—	—	35,212

Commercial and industrial loans	462	—	—	462
Other real estate owned	3,359	—	—	3,359

Total	$39,033	$—	$—	$39,033

The following table presents qualitative information for Level 3 assets measured at fair value on a non-recurring basis at December 31, 2012:

	Fair Value	Valuation Methodology	Unobservable Inputs	Range of Inputs
	(in thousands)
Impaired loans	$36,931	Appraisals	Discount for costs to sell	7.0%
			Discount for quick sale	10.0% – 20.0%
			Discount for dated appraisal utilizing changes in real estate indexes	Varies

Other real estate owned	$870	Appraisals	Discount for costs to sell	7.0%
			Discount for dated appraisal utilizing changes in real estate indexes	Varies

NORTHFIELD BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Available- for- Sale Securities:    The estimated fair values for mortgage-backed securities, GSE bonds, and corporate securities are obtained from a nationally recognized third-party pricing service. The estimated fair values are derived primarily from cash flow models, which include assumptions for interest rates, credit losses, and prepayment speeds. Broker/dealer quotes are utilized as well when such quotes are available and deemed representative of the market. The significant inputs utilized in the cash flow models are based on market data obtained from sources independent of the Company (observable inputs,) and are therefore classified as Level 2 within the fair value hierarchy. The estimated fair value of equity securities classified as Level 1, are derived from quoted market prices in active markets. Equity securities consist primarily of money market mutual funds. There were no transfers of securities between Level 1 and Level 2 during the year ended December 31, 2012.

Trading Securities:    Fair values are derived from quoted market prices in active markets. The assets consist of publicly traded mutual funds.

In addition, the Company may be required, from time to time, to measure the fair value of certain other financial assets on a nonrecurring basis in accordance with U.S. generally accepted accounting principles. The adjustments to fair value usually result from the application of lower-of-cost-or-market accounting or write downs of individual assets.

Impaired Loans:    At December 31, 2012, and December 31, 2011, the Company had originated impaired loans held-for-investment and held-for-sale with outstanding principal balances of $43.7 million and $39.1 million that were recorded at their estimated fair value of $36.9 million and $35.7 million, respectively. The Company recorded impairment charges of $3.6 million and $4.1 million for the years ended December 31, 2012 and 2011, respectively, and charge-offs of $3.9 million and $7.7 million for the years ended December 31, 2012 and 2011, respectively, utilizing Level 3 inputs. For purposes of estimating fair value of impaired loans, management utilizes independent appraisals, if the loan is collateral dependent, adjusted downward by management, as necessary, for changes in relevant valuation factors subsequent to the appraisal date, or the present value of expected future cash flows for non-collateral dependent loans and troubled debt restructurings.

Other Real Estate Owned:    At December 31, 2012 and 2011, the Company had assets acquired through foreclosure of $870,000 and $3.4 million, respectively, recorded at estimated fair value, less estimated selling costs when acquired, thus establishing a new cost basis. Estimated fair value is generally based on independent appraisals. These appraisals include adjustments to comparable assets based on the appraisers’ market knowledge and experience, and are considered level 3 inputs. When an asset is acquired, the excess of the loan balance over fair value, less estimated selling costs, is charged to the allowance for loan losses. If the estimated fair value of the asset declines, a write-down is recorded through non-interest expense. The valuation of foreclosed assets is subjective in nature and may be adjusted in the future because of changes in the economic conditions.

Subsequent valuation adjustments to other real estate owned totaled $0 and $72,000, for the years ended December 31, 2012 and 2011, reflecting continued deterioration in estimated fair values. Operating costs after acquisition are expensed.

NORTHFIELD BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Fair Value of Financial Instruments

The FASB Accounting Standards Topic for Financial Instruments requires disclosure of the fair value of financial assets and financial liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring or non-recurring basis. The methodologies for estimating the fair value of financial assets and financial liabilities that are measured at fair value on a recurring or non-recurring basis are discussed above. The following methods and assumptions were used to estimate the fair value of other financial assets and financial liabilities not already discussed above:

(a) Cash, Cash Equivalents, and Certificates of Deposit

Cash and cash equivalents are short-term in nature with original maturities of three months or less; the carrying amount approximates fair value. Certificates of deposits having original terms of six-months or less; carrying value generally approximates fair value. Certificate of deposits with an original maturity of six months or greater the fair value is derived from discounted cash flows.

(b) Securities (Held-to-Maturity)

The estimated fair values for substantially all of our securities are obtained from an independent nationally recognized pricing service. The independent pricing service utilizes market prices of same or similar securities whenever such prices are available. Prices involving distressed sellers are not utilized in determining fair value. Where necessary, the independent third-party pricing service estimates fair value using models employing techniques such as discounted cash flow analyses. The assumptions used in these models typically include assumptions for interest rates, credit losses, and prepayments, utilizing market observable data where available.

(c) Federal Home Loan Bank of New York Stock

The fair value for Federal Home Loan Bank of New York stock is its carrying value, since this is the amount for which it could be redeemed and there is no active market for this stock.

(d) Loans (Held-for-Investment)

Fair values are estimated for portfolios of loans with similar financial characteristics. Loans are segregated by type such as originated and purchased, and further segregated by residential mortgage, construction, land, multifamily, commercial and consumer. Each loan category is further segmented into amortizing and non-amortizing and fixed and adjustable rate interest terms and by performing and nonperforming categories. The fair value of loans is estimated by discounting the future cash flows using current prepayment assumptions and current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. This method of estimating fair value does not incorporate the exit price concept of fair value prescribed by the FASB ASC Topic for Fair Value Measurements and Disclosures.

(e) Loans (Held-for-Sale)

Held-for-sale loans are carried at the lower of aggregate cost or estimated fair value, less costs to sell, and therefore fair value is equal to carrying value.

(f) Deposits

The fair value of deposits with no stated maturity, such as non-interest-bearing demand deposits, savings, NOW and money market accounts, is equal to the amount payable on demand. The fair value of certificates of deposit is based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered for deposits of similar remaining maturities.

NORTHFIELD BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(g) Commitments to Extend Credit and Standby Letters of Credit

The fair value of commitments to extend credit and standby letters of credit are estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair value of off-balance-sheet commitments is insignificant and therefore not included in the following table.

(h) Borrowings

The fair value of borrowings is estimated by discounting future cash flows based on rates currently available for debt with similar terms and remaining maturity.

(i) Advance Payments by Borrowers

Advance payments by borrowers for taxes and insurance have no stated maturity; the fair value is equal to the amount currently payable.

The estimated fair values of the Company’s significant financial instruments at December 31, 2012, and 2011, are presented in the following table (in thousands):

	December 31, 2012
		Estimated Fair Value
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$128,761	$128,761	$—	$—	$128,761
Trading securities	4,677	4,677	—	—	4,677
Securities available-for-sale	1,275,631	12,998	1,262,633	—	1,275,631
Securities held-to-maturity	2,220	—	2,309	—	2,309
Federal Home Loan Bank of New York stock, at cost	12,550	—	12,550	—	12,550
Loans held-for-sale	5,447	—	—	5,447	5,447
Net loans held-for-investment	1,216,558	—	—	1,289,599	1,289,599
Financial liabilities:
Deposits	$1,956,860	$—	$1,962,053	$—	$1,962,053
Repurchase agreements and other borrowings	419,122	—	432,719	—	432,719
Advance payments by borrowers	3,488	—	3,488	—	3,488

NORTHFIELD BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

	December 31, 2011
		Estimated Fair Value
	Carrying value	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$65,269	$65,269	$—	$—	$65,269
Trading securities	4,146	4,146	—	—	4,146
Securities available-for-sale	1,098,725	11,835	1,086,890	—	1,098,725
Securities held-to-maturity	3,617	—	3,771	—	3,771
Federal Home Loan Bank of New York stock, at cost	12,677	—	12,677	—	12,677
Loans held-for-sale	3,900	—	—	3,900	3,900
Net loans held-for-investment	1,047,631	—	—	1,081,484	1,081,484
Financial liabilities:
Deposits	$1,493,526	$—	$1,499,906	$—	$1,499,906
Repurchase agreements and other borrowings	481,934	—	498,774	—	498,774
Advance payments by borrowers	2,201	—	2,201	—	2,201

Limitations

Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company’s entire holdings of a particular financial instrument. Because no market exists for a significant portion of the Company’s financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with a high degree of precision. Changes in assumptions could significantly affect the estimates.

Fair value estimates are based on existing on — and off-balance-sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. In addition, the tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in the estimates.

(15)	Stock Repurchase Program

As of December 31, 2012, the Company has repurchased a total of 5,384,510 shares of its common stock under its prior repurchase plans at an average price of $12.91 per share. The Company announced on June 6, 2012, that it terminated its stock repurchase plan in connection with its adoption of a Plan of Conversion and Reorganization to a fully public company. The above shares have not been restated for the second step conversion completed on January 24, 2013, because they were retired as part of the conversion.

NORTHFIELD BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(16)	Earnings Per Share

The following is a summary of the Company’s earnings per share calculations and reconciliation of basic to diluted earnings per share for the periods indicated (in thousands, except share data):

	December 31,
	2012	2011	2010
Net income available to common stockholders	$16,031	$16,823	$13,793
Weighted average shares-basic	54,339,467	56,216,794	58,066,110
Effect of non-vested restricted stock and stock options outstanding	776,213	626,094	395,505

Weighted average shares-diluted	55,115,680	56,842,888	58,461,615
Earnings per share-basic	$0.30	$0.30	$0.24
Earnings per share-diluted	$0.29	$0.30	$0.24

(17)	Subsequent Events

On January 24, 2013, Northfield Bancorp, Inc., a Delaware corporation, completed its conversion from the mutual holding company to the stock holding company form of organization. The closing of the conversion and offering was approved by the Company’s shareholders at a meeting on that date.

A total of 35,558,927 shares of common stock were sold in the subscription and community offerings at a price of $10.00 per share, including 1,422,357 shares of common stock purchased by the Northfield Bank Employee Stock Ownership Plan. As part of the conversion, each existing share of Northfield-Federal common stock held by public shareholders was converted into the right to receive 1.4029 shares of Northfield-Delaware common stock. The exchange ratio ensured that, after the conversion and offering, the public shareholders of Northfield-Federal maintained approximately the same ownership interest in Northfield-Delaware as they owned previously. Approximately 58,202,780 shares of Northfield-Delaware common stock was outstanding after the completion of the offering and the exchange, before taking into account adjustments for fractional shares.

Northfield-Delaware’s common stock began trading on the Nasdaq Global Select Market under the trading symbol “NFBK” on January 25, 2013.

(18)	Parent-only Financial Information

The following condensed parent company only financial information reflects Northfield Bancorp, Inc.’s investment in its wholly-owned consolidated subsidiary, Northfield Bank, using the equity method of accounting.

NORTHFIELD BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Northfield Bancorp, Inc.

Condensed Balance Sheets

	December 31,
	2012	2011
	(in thousands)
Assets
Cash in Northfield Bank	$7,541	$10,679
Interest-earning deposits in other financial institutions	—	1,558
Investment in Northfield Bank	386,324	347,427
Securities available-for-sale (corporate bonds)	5,173	5,327
ESOP loan receivable	14,525	14,955
Accrued interest receivable	94	95
Other assets	2,015	2,897

Total assets	$415,672	$382,938

Liabilities and Stockholders’ Equity
Total liabilities	$798	$288
Total stockholders’ equity	414,874	382,650

Total liabilities and stockholders’ equity	$415,672	$382,938

Northfield Bancorp, Inc.

Condensed Statements of Income

	Years Ended December 31,
	2012	2011	2010
	(in thousands)
Interest on ESOP loan	$490	$500	$513
Interest income on deposit in Northfield Bank	18	78	100
Interest income on deposits in other financial institutions	—	3	31
Interest income on corporate bonds	157	688	1,247
Gain on securities transactions, net	—	227	38
Undistributed earnings of Northfield Bank	16,360	16,503	14,320

Total income	17,025	17,999	16,249

Other expenses	1,249	952	2,627
Income tax (benefit) expense	(255)	224	(171)

Total expense	994	1,176	2,456

Net income	$16,031	$16,823	$13,793

NORTHFIELD BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Northfield Bancorp, Inc.

Condensed Statements of Cash Flows

	December 31,
	2012	2011	2010
	(in thousands)
Cash flows from operating activities
Net income	$16,031	$16,823	$13,793
Adjustments to reconcile net income to net cash provided by operating activities:
Decrease in accrued interest receivable	1	410	80
Deferred taxes	—	—	830
(Decrease) increase in due to Northfield Bank	(704)	(478)	396
Decrease (increase) in other assets	1,394	67	(1,178)
Amortization of premium on corporate bond	68	521	1,063
Gain on securities transactions, net	—	(227)	(38)
Increase in other liabilities	510	54	100
Undistributed earnings of Northfield Bank	(16,360)	(16,503)	(14,320)

Net cash provided by operating activities	940	667	726

Cash flows from investing activities
Proceeds from sale of corporate bonds	—	31,068	12,088
Principal payments on ESOP loan receivable	430	437	406

Net cash provided by investing activities	430	31,505	12,494

Cash flows from financing activities
Purchase of treasury stock	(4,344)	(37,821)	(8,213)
Dividends paid	(1,722)	(3,701)	(3,308)

Net cash used in financing activities	(6,066)	(41,522)	(11,521)

Net (decrease) increase in cash and cash equivalents	(4,696)	(9,350)	1,699
Cash and cash equivalents at beginning of year	12,237	21,587	19,888

Cash and cash equivalents at end of year	$7,541	$12,237	$21,587

NORTHFIELD BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Selected Quarterly Financial Data (Unaudited)

The following tables are a summary of certain quarterly financial data for the years ended December 31, 2012 and 2011:

	2012 Quarter Ended
	March 31	June 30	September 30	December 31
	(Dollars in thousands, except per share data)
Selected Operating Data:
Interest income	$22,739	$22,760	$22,690	$23,350
Interest expense	5,814	5,747	5,691	5,392

Net interest income	16,925	17,013	16,999	17,958
Provision for loan losses	615	544	502	1,875

Net interest income after provision for loan losses	16,310	16,469	16,497	16,083
Other income	3,975	1,430	1,710	1,471
Other expenses	12,642	11,801	12,028	12,527

Income before income tax expense	7,643	6,098	6,179	5,027
Income tax expense	2,695	2,150	2,285	1,786

Net income	$4,948	$3,948	$3,894	$3,241

Net income per common share-basic	$0.10	$0.07	$0.07	$0.06
Net income per common share-diluted	$0.09	$0.07	$0.07	$0.06

	2011 Quarter Ended
	March 31	June 30	September 30	December 31
	(Dollars in thousands, except per share data)
Selected Operating Data:
Interest income	$21,998	$22,438	$22,719	$23,862
Interest expense	6,227	6,609	6,442	6,135

Net interest income	15,771	15,829	16,277	17,727
Provision for loan losses	1,367	1,750	2,000	7,472

Net interest income after provision for loan losses	14,404	14,079	14,277	10,255
Bargain purchase gain, net of tax	—	—	—	3,560
Other income	3,109	2,190	1,240	1,736
Other expenses	9,953	9,584	9,786	12,207

Income before income tax expense	7,560	6,685	5,731	3,344
Income tax expense	2,590	2,338	2,035	(466)

Net income	$4,970	$4,347	$3,696	$3,810

Net income per common share-basic and diluted	$0.09	$0.08	$0.06	$0.07

ITEM 9. CHANGES	IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

John W. Alexander, our Chief Executive Officer, and William R. Jacobs, our Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) the “Exchange Act” as of December 31, 2012. Based upon their evaluation, they each found that our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fourth quarter of 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting and we identified no material weaknesses requiring corrective action with respect to those controls.

Management Report on Internal Control Over Financial Reporting

Management of the Company is responsible for establishing and maintaining effective internal control over financial reporting as such term is defined in Rule 13a-15(f) in the Exchange Act. The Company’s internal control system is a process designed to provide reasonable assurance to the Company’s management and board of directors regarding the preparation and fair presentation of published financial statements.

Our internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets; provide reasonable assurances that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and the directors of the Company; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on our financial statements.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on our assessment we believe that, as of December 31, 2012, the Company’s internal control over financial reporting is effective based on those criteria.

The Company’s independent registered public accounting firm that audited the consolidated financial statements has issued an audit report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012, and it is included in Item 8, under Part II of this Annual Report on Form 10-K. This report appears on page 73 of the document.

ITEM 9B. OTHER	INFORMATION

None

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The sections of the Company’s definitive proxy statement for the Company’s 2013 Annual Meeting of the Stockholders (the “2013 Proxy Statement”) entitled “Proposal I-Election of Directors,” “Other Information-Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance and Board Matters — Codes of Conduct and Ethics,” “Stockholder Communications,” and “Board of Directors, Leadership Structure, Role in Risk Oversight, Meetings and Standing Committees-Audit Committee” are incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The sections of the Company’s 2013 Proxy Statement entitled “Corporate Governance and Board Matters-Director Compensation,” and “Executive Compensation” are incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The sections of the Company’s 2013 Proxy Statement entitled “Voting Securities and Principal Holders Thereof”, “Corporate Governance and Board Matters — Equity Compensation Plans Approved by Stockholders” and “Proposal I-Election of Directors” are incorporated herein by reference.

Set forth below is information as of December 31, 2012, with respect to compensation plans (other than our employee stock ownership plan) under which equity securities of the Company are authorized for issuance.

	Equity Compensation Plan Information
	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights(1)	Number of Securities Remaining Available for Future Issuance Under Stock-Based Compensation Plans (Excluding Securities Reflected in First Column)
Equity compensation plans approved by security holders	3,260,817	$7.09	243,204
Equity compensation plans not approved by security holders	N/A	N/A	N/A

Total	3,260,817	$7.09	243,204

(1)	Represents the weighted average exercise price of 2,805,912 outstanding options at December 31, 2012.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The section of the Company’s 2013 Proxy Statement entitled “Corporate Governance and Board Matters-Transactions with Certain Related Persons” is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The sections of the Company’s 2013 Proxy Statement entitled “Audit-Related Matters-Policy for Approval of Audit and Permitted Non-audit Services” and “Auditor Fees and Services” are incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)     Financial Statements

The following documents are filed as part of this Form 10-K.

(A) Report of Independent Registered Public Accounting Firm

(B) Consolidated Balance Sheets — at December 31, 2012, and 2011

(C) Consolidated Statements of Income and Other Comprehensive Income — Years ended December 31, 2012, 2011, and 2010

(D) Consolidated Statements of Changes in Stockholders’ Equity — Years ended December 31, 2012, 2011, and 2010

(E) Consolidated Statements of Cash Flows — Years ended December 31, 2012, 2011, and 2010

(F) Notes to Consolidated Financial Statements.

(a)(2)     Exhibits

3.1	Certificate of Incorporation of Northfield Bancorp, Inc.***

3.2	Bylaws of Northfield Bancorp, Inc.***

4	Form of Common Stock Certificate of Northfield Bancorp, Inc.***

10.1	Amended Employment Agreement with Kenneth J. Doherty(10)†

10.2	Amended Employment Agreement with Steven M. Klein(10)†

10.3	Supplemental Executive Retirement Agreement with Albert J. Regen(1)†

10.4	Northfield Bank 2013 Management Cash Incentive Compensation Plan(4)†

10.5	Short Term Disability and Long Term Disability for Senior Management(1)†

10.6	Northfield Bank Non-Qualified Deferred Compensation Plan(3)†

10.7	Northfield Bank Non Qualified Supplemental Employee Stock Ownership Plan(3)†

10.8	Amended Employment Agreement with John W. Alexander(2)†

10.9	Amended Employment Agreement with Michael J. Widmer(2)†

10.10	Amendment to Northfield Bank Non-Qualified Deferred Compensation Plan(6)†

10.11	Amendment to Northfield Bank Non-Qualified Supplemental Employee Stock Ownership Plan(6)†

10.12	Northfield Bancorp, Inc. 2008 Equity Incentive Plan(5)†

10.13	Form of Director Non-Statutory Stock Option Award Agreement under the 2008 Equity Incentive Plan(6)†

10.14	Form of Director Restricted Stock Award Agreement under the 2008 Equity Incentive Plan(6)†

10.15	Form of Employee Non-Statutory Stock Option Award Agreement under the 2008 Equity Incentive Plan(6)†

10.16	Form of Employee Incentive Stock Option Award Agreement under the 2008 Equity Incentive Plan(6)†

10.17	Form of Employee Restricted Stock Award Agreement under the 2008 Equity Incentive Plan(6)†

10.18	Northfield Bancorp, Inc. Management Cash Incentive Plan(7)†

10.19	Group Term Replacement Plan(9)†

10.20	Agreement and General Release with Madeline G. Frank dated March 15, 2012(11)†

10.21	Addendum to Employment Agreement with Steven M. Klein(12)†

21	Subsidiaries of Registrant(1)

23	Consent of KPMG LLP*

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101	The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Changes in Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements.**

†	Management contract or compensation plan or arrangement.
*	Filed herewith.
**	Furnished, not filed
***	Previously filed

(1)	Incorporated by reference to the Registration Statement on Form S-1 of Northfield Bancorp, Inc. (File No. 333-143643), originally filed with the Securities and Exchange Commission on June 11, 2007.

(2)	Incorporated by reference to Northfield Bancorp Inc.’s Current Report on Form 8-K, dated December 19, 2012, filed with the Securities and Exchange Commission on December 21, 2012 (File Number 001-33732).

(3)	Incorporated by reference to Northfield Bancorp Inc.’s Annual Report on Form 10-K, dated December 31, 2007, filed with the Securities and Exchange Commission on March 31, 2008 (File Number 001-33732).

(4)	Incorporated by reference to Northfield Bancorp Inc.’s Current Report on Form 8-K, dated January 28, 2013, filed with the Securities and Exchange Commission on January 30, 2013 (File Number 001-35791).

(5)	Incorporated by reference to Northfield Bancorp Inc.’s Proxy Statement Pursuant to Section 14(a) filed with the Securities and Exchange Commission on November 12, 2008 (File Number 001-33732).

(6)	Incorporated by reference to Northfield Bancorp Inc.’s Annual Report on Form 10-K, dated December 31, 2008, filed with the Securities and Exchange Commission on March 16, 2009 (File Number 001-33732).

(7)	Incorporated by reference to Appendix A of Northfield Bancorp Inc.’s Definitive Proxy Statement for the 2009 Annual Meeting of Stockholders (File No. 001-33732) as filed with the Securities and Exchange Commission on April 23, 2009).

(8)	Incorporated by reference to Northfield Bancorp Inc.’s Current Report on Form 8-K, dated March 25, 2009, filed with the Securities and Exchange Commission on March 27, 2009 (File Number 001-33732).

(9)	Incorporated by reference to Northfield Bancorp Inc.’s Current Report on Form 8-K, dated April 28, 2010, filed with the Securities and Exchange Commission on April 29, 2010 (File Number 001-33732).

(10)	Incorporated by reference to Northfield Bancorp Inc.’s Current Report on Form 8-K, dated June 27, 2012, filed with the Securities and Exchange Commission on July 2, 2012 (File Number 001-33732).

(11)	Incorporated by reference to Northfield Bancorp Inc.’s Current Report on Form 8-K, dated March 15, 2012, filed with the Securities and Exchange Commission on March 15, 2012 (File Number 001-33732).

(12)	Incorporated by reference to Northfield Bancorp Inc.’s Current Report on Form 8-K, dated January 28, 2013, filed with the Securities and Exchange Commission on January 30, 2013 (File Number 001-35791).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTHFIELD BANCORP, INC.

By:	/s/ John W. Alexander
John W. Alexander
Chairman and Chief Executive Officer (Duly Authorized Representative)

Date: March 18, 2013

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ John W. Alexander John W. Alexander	Chairman and Chief Executive Officer (Principal Executive Officer)	March 18, 2013

/s/ William R. Jacobs William R. Jacobs	Chief Financial Officer (Principal Financial and Accounting Officer)	March 18, 2013

/s/ John R. Bowen John R. Bowen	Director	March 18, 2013

/s/ Annette Catino Annette Catino	Director	March 18, 2013

/s/ Gil Chapman Gil Chapman	Director	March 18, 2013

/s/ John P. Connors, Jr. John P. Connors, Jr.	Director	March 18, 2013

/s/ John J. DePierro John J. DePierro	Director	March 18, 2013

/s/ Susan Lamberti Susan Lamberti	Director	March 18, 2013

/s/ Albert J. Regen Albert J. Regen	Director	March 18, 2013

/s/ Patrick E. Scura, Jr. Patrick E. Scura, Jr.	Director	March 18, 2013