Form 10-Q
period 2013-03-31
Northfield Bancorp, Inc.
filed 2013-05-10
CIK 1493225

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON,  D.C. 20549

FORM 10-Q

[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

or

[   ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For transition period from               to

Commission File Number	1-35791

NORTHFIELD BANCORP, INC.

(Exact name of registrant as specified in its charter)

Delaware	80-0882592
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

581 Main Street, Woodbridge, New Jersey	07095
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (732) 499-7200

Not Applicable

(Former name, former address, and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes x    No o.

Indicate by check mark whether the registrant has submitted electronically and posted on it corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for shorter period that the registrant was required and post such files).  Yes x    No o.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer o	Accelerated filer x
Non-accelerated filer o (Do not check if smaller reporting company)	Smaller reporting company o

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes o No x.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

58,205,172 shares of Common Stock, par value $0.01 per share, were issued and outstanding as of May 3, 2013.

NORTHFIELD BANCORP, INC.

Form 10-Q Quarterly Report

PART I

ITEM1            FINANCIAL STATEMENTS

NORTHFIELD BANCORP, INC.

CONSOLIDATED BALANCE SHEETS
March 31, 2013,  and December 31, 2012

(In thousands, except share amounts)

	March 31, 2013	December 31, 2012
	(Unaudited)
ASSETS:
Cash and due from banks	$ 22,631	$ 25,354
Interest-bearing deposits in other financial institutions	43,288	103,407
Total cash and cash equivalents	65,919	128,761
Trading securities	5,161	4,677
Securities available-for-sale, at estimated fair value
(encumbered $257,544 in 2013 and $254,190 in 2012)	1,336,772	1,275,631
Securities held-to-maturity, at amortized cost (estimated fair value of $2,309 in 2012)
(encumbered $0 in 2012)	-	2,220
Loans held-for-sale	-	5,447
Purchased credit-impaired (PCI) loans held-for-investment	71,406	75,349
Loans acquired	97,038	101,433
Originated loans held-for-investment, net	1,085,526	1,066,200
Loans held-for-investment, net	1,253,970	1,242,982
Allowance for loan losses	(26,316)	(26,424)
Net loans held-for-investment	1,227,654	1,216,558
Accrued interest receivable	8,308	8,154
Bank owned life insurance	93,614	93,042
Federal Home Loan Bank of New York stock, at cost	11,679	12,550
Premises and equipment, net	30,386	29,785
Goodwill	16,159	16,159
Other real estate owned	870	870
Other assets	47,108	19,347
Total assets	$ 2,843,630	$ 2,813,201

LIABILITIES AND STOCKHOLDERS’ EQUITY:
LIABILITIES:
Deposits	$ 1,624,554	$ 1,956,860
Securities sold under agreements to repurchase	226,000	226,000
Other borrowings	173,504	193,122
Advance payments by borrowers for taxes and insurance	5,944	3,488
Accrued expenses and other liabilities	69,600	18,858
Total liabilities	2,099,602	2,398,328

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value; 10,000,000 shares authorized, none issued or outstanding	-	-
Common stock, $0.01 par value: 150,000,000 shares authorized, 58,202,819 and 46,904,286 shares issued at March 31, 2013, and December 31, 2012, respectively, 58,202,819
and 41,486,819 outstanding at March 31, 2013 and December 31, 2012, respectively	582	469
Additional paid-in-capital	505,658	230,253
Unallocated common stock held by employee stock ownership plan	(27,957)	(13,965)
Retained earnings	251,404	249,892
Accumulated other comprehensive income	14,341	18,231
Treasury stock at cost; 0 and 5,417,467 shares at March 31, 2013 and December 31, 2012, respectively	-	(70,007)
Total stockholders’ equity	744,028	414,873
Total liabilities and stockholders’ equity	$ 2,843,630	$ 2,813,201

See accompanying notes to consolidated financial statements.

NORTHFIELD BANCORP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Three months ended March 31, 2013, and 2012

(Unaudited)

(In thousands, except share data)

	Three Months Ended March 31,
	2013	2012
Interest income:
Loans	$ 16,487	$ 15,150
Mortgage-backed securities	6,392	6,776
Other securities	441	653
Federal Home Loan Bank of New York dividends	156	142
Deposits in other financial institutions	40	18
Total interest income	23,516	22,739
Interest expense:
Deposits	2,138	2,524
Borrowings	2,613	3,290
Total interest expense	4,751	5,814
Net interest income	18,765	16,925
Provision for loan losses	277	615
Net interest income after provision for loan losses	18,488	16,310
Non-interest income:
Fees and service charges for customer services	711	802
Income on bank owned life insurance	765	719
Gain on securities transactions, net	1,813	2,137
Other-than-temporary impairment losses on securities	(72)	-
Portion recognized in other comprehensive income (before taxes)	-	-
Net impairment losses on securities recognized in earnings	(72)	-
Other	39	317
Total non-interest income	3,256	3,975
Non-interest expense:
Compensation and employee benefits	6,912	6,287
Occupancy	2,402	1,965
Furniture and equipment	429	333
Data processing	1,596	1,083
Professional fees	746	858
FDIC insurance	387	426
Other	1,894	1,690
Total non-interest expense	14,366	12,642
Income before income tax expense	7,378	7,643
Income tax expense	2,586	2,695
Net income	$ 4,792	$ 4,948
Net income per common share - basic and diluted	$ 0.09	$ 0.09
Other comprehensive (loss) income:
Unrealized (losses) gains on securities:
Net unrealized holding (losses) gains on securities	$ (4,914)	$ 1,792
Less: reclassification adjustment for gains included in net income (included in gain on securities transactions, net)	(1,570)	(1,741)
Net unrealized (losses) gains	(6,484)	51
Reclassification adjustment for OTTI impairment included in net income (included OTTI losses on securities)	72	-
Other comprehensive (loss) income , before tax	(6,412)	51
Income tax (benefit) expense related to net unrealized holding (losses) gains on securities	(1,923)	718
Income tax expense related to reclassification adjustment for gains included in net income	(628)	(696)
Income tax benefit related to reclassification adjustment for OTTI impairment included in net income	29	-
Other comprehensive (loss) income, net of tax	(3,890)	30
Comprehensive income	$ 902	$ 4,978

See accompanying notes to consolidated financial statements.

NORTHFIELD BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Three months ended March 31, 2013, and 2012

(Unaudited)

(In thousands, except share data)

				Unallocated		Accumulated
				Common Stock		Other
	Common Stock		Additional	Held by the		Comprehensive		Total
		Par	Paid-in	Employee Stock	Retained	Income (Loss),	Treasury	Stockholders'
	Shares	Value	Capital	Ownership Plan	Earnings	Net of tax	Stock	Equity

Balance at December 31, 2011	45,632,611	$ 456	$ 209,302	$ (14,570)	$ 235,776	$ 17,470	$ (65,784)	$ 382,650
Comprehensive income:
Net income					4,948			4,948
Other comprehensive income, net of tax						30		30
ESOP shares allocated or committed to be released			63	146				209
Stock compensation expense			756					756
Cash dividends declared ($0.09 per common share)					(1,718)			(1,718)
Treasury stock (average cost of $9.84 per share)							(1,716)	(1,716)
Balance at March 31, 2012	45,632,611	$ 456	$ 210,121	$ (14,424)	$ 239,006	$ 17,500	$ (67,500)	$ 385,159

Balance at December 31, 2012	46,904,286	$ 469	$ 230,253	$ (13,965)	$ 249,892	$ 18,231	$ (70,007)	$ 414,873
Comprehensive income:
Net income					4,792			4,792
Other comprehensive income, net of tax						(3,890)		(3,890)
ESOP shares allocated or committed to be released			96	232				328
Stock compensation expense			786					786
Additional tax benefit on equity awards			296					296
Corporate reorganization:
Merger of Northfield Bancorp, MHC	(24,641,684)	(246)	370					124
Exchange of common stock	(16,845,135)	(169)	169					0
Treasury stock retired	(5,417,467)	(54)	(69,953)				70,007	0
Proceeds of stock offering, net of costs	58,199,819	582	329,396					329,978
Purchase of common stock by ESOP			14,224	(14,224)				0
Exercise of stock options	3,000		21					21
Cash dividends declared ($0.06 per common share)					(3,280)			(3,280)
Balance at March 31, 2013	58,202,819	$ 582	$ 505,658	$ (27,957)	$ 251,404	$ 14,341	$ -	$ 744,028

See accompanying notes to consolidated financial statements.

NORTHFIELD BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Three months ended March 31, 2013, and 2012

(Unaudited) (In thousands)

	2013	2012
Cash flows from operating activities:
Net income	$ 4,792	$ 4,948
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	277	615
ESOP and stock compensation expense	1,114	965
Depreciation	855	632
Amortization of premiums, and deferred loan costs, net of (accretion) of discounts, and deferred loan fees	889	286
Amortization intangible assets	112	82
Income on bank owned life insurance	(765)	(719)
Net gain on sale of loans held-for-sale	(13)	(117)
Proceeds from sale of loans held-for-sale	6,992	7,324
Origination of loans held-for-sale	(1,532)	(3,911)
Gain on securities transactions, net	(1,813)	(2,137)
Net purchases of trading securities	(241)	(35)
(Increase) decrease in accrued interest receivable	(154)	801
(Increase) decrease in other assets	(1,671)	3,623
Increase in accrued expenses and other liabilities	4,189	2,790
Net cash provided by operating activities	13,031	15,147
Cash flows from investing activities:
Net (increase) decrease in loans receivable	(12,018)	30,667
Redemptions of Federal Home Loan Bank of New York stock, net	871	225
Purchases of securities available-for-sale	(192,112)	(278,784)
Principal payments and maturities on securities available-for-sale	123,644	115,669
Principal payments and maturities on securities held-to-maturity	2,219	294
Proceeds from sale of securities available-for-sale	25,115	98,744
Death benefits received from bank owned life insurance	193	-
Proceeds from sale of other real estate owned	-	991
Purchases and improvements of premises and equipment	(1,456)	(2,822)
Net cash used in investing activities	(53,544)	(35,016)
Cash flows from financing activities:
Net (decrease) increase in deposits	(42,752)	6,966
Dividends paid	(3,280)	(1,718)
Net proceeds from sale of common stock	54,648	-
Merger of Northfield Bancorp, MHC	124	-
Purchase of common stock for ESOP	(14,224)	-
Exercise of stock options	21	-
Purchase of treasury stock	-	(1,716)
Additional tax benefit on equity awards	296	-
Increase in advance payments by borrowers for taxes and insurance	2,456	1,720
Repayments under capital lease obligations	(68)	(59)
Proceeds from securities sold under agreements to repurchase and other borrowings	-	64,244
Repayments related to securities sold under agreements to repurchase and other borrowings	(19,550)	(69,000)
Net cash (used in) provided by financing activities	(22,329)	437
Net decrease in cash and cash equivalents	(62,842)	(19,432)
Cash and cash equivalents at beginning of period	128,761	65,269
Cash and cash equivalents at end of period	$ 65,919	$ 45,837

Supplemental cash flow information:
Cash paid during the period for:
Interest	$ 4,780	$ 5,989
Income taxes	4,096	104
Non-cash transactions:
Loans charged-off, net	385	351
Increase in due to broker from the purchases of securities available-for-sale	22,944	19,762
Increase in due from broker from the sale of securities available-for-sale	46,553	-
Deposits utilized to purchase common stock	289,554	-

See accompanying notes to consolidated financial statements.

NORTHFIELD BANCORP, INC.

Notes to Unaudited Consolidated Financial Statements

Note 1 – Basis of Presentation

            The consolidated financial statements are comprised of the accounts of Northfield Bancorp, Inc. and its wholly owned subsidiaries, Northfield Investments, Inc. and Northfield Bank (the Bank) and the Bank’s wholly-owned significant subsidiaries, NSB Services Corp. and NSB Realty Trust. All significant intercompany accounts and transactions have been eliminated in consolidation.

            In the opinion of management, all adjustments (consisting solely of normal and recurring adjustments) necessary for the fair presentation of the consolidated financial condition and the consolidated results of operations for the unaudited periods presented have been included.  The results of operations and other data presented for the three months ended March 31, 2013, are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2013.  Certain prior year amounts have been reclassified to conform to the current year presentation.

In preparing the unaudited consolidated financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”); management has made estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated statements of financial condition and results of operations for the periods indicated.  Material estimates that are particularly susceptible to change are: the allowance for loan losses; the evaluation of goodwill and other intangible assets, impairment on investment securities, fair value measurements of assets and liabilities, and income taxes.  Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the consolidated financial statements in the period they are deemed necessary. While management uses its best judgment, actual amounts or results could differ significantly from those estimates. The current economic environment has increased the degree of uncertainty inherent in these material estimates.

Certain information and note disclosures usually included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for the preparation of interim financial statements.  The consolidated financial statements presented should be read in conjunction with the audited consolidated financial statements and notes to consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2012, of Northfield Bancorp, Inc. as filed with the SEC.

On January 24, 2013, Northfield Bancorp, Inc., completed its conversion from the mutual holding company to the stock holding company form of organization. A total of 35,558,927 shares of common stock were sold in the subscription and community offerings at a price of $10.00 per share, including 1,422,357 shares of common stock purchased by the Northfield Bank Employee Stock Ownership Plan. As part of the conversion, each existing share of Northfield-Federal common stock held by public shareholders was converted into the right to receive 1.4029 shares of Northfield-Delaware common stock. The exchange ratio ensured that, after the conversion and offering, the public shareholders of Northfield-Federal maintained approximately the same ownership interest in Northfield-Delaware as they owned previously. 58,199,819 shares of Northfield-Delaware common stock were outstanding after the completion of the offering and the exchange. The Company incurred costs of approximately $11.5 million related to the conversion.

Share amounts at December 31, 2012, have been restated to reflect the conversion at a rate of 1.4029, unless noted otherwise.

Note 2 – Securities

            The following is a comparative summary of mortgage-backed securities and other securities available-for- sale at March 31, 2013, and December 31, 2012 (in thousands):

	March 31, 2013
		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
	cost	gains	losses	value
Mortgage-backed securities:
Pass-through certificates:
Government sponsored enterprises (GSE)	$ 438,544	$ 18,454	$ 448	$ 456,550
Real estate mortgage investment conduits (REMICs):
GSE	685,784	6,331	731	691,384
Non-GSE	6,678	225	30	6,873
	1,131,006	25,010	1,209	1,154,807
Other securities:
GSE bonds	55,542	1	-	55,543
Equity investments-mutual funds	14,410	-	-	14,410
Corporate bonds	111,444	614	46	112,012
	181,396	615	46	181,965

Total securities available-for-sale	$ 1,312,402	$ 25,625	$ 1,255	$ 1,336,772

	December 31, 2012
		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
	cost	gains	losses	value
Mortgage-backed securities:
Pass-through certificates:
GSE	$ 456,441	$ 22,996	$ 99	$ 479,338
Real estate mortgage investment conduits (REMICs):
GSE	694,087	7,092	62	701,117
Non-GSE	7,543	266	33	7,776
	1,158,071	30,354	194	1,188,231
Other securities:
Equity investments-mutual funds	12,998	—	—	12,998
Corporate bonds	73,708	694	—	74,402
	86,706	694	—	87,400

Total securities available-for-sale	$ 1,244,777	$ 31,048	$ 194	$ 1,275,631

            The following is a summary of the expected maturity distribution of debt securities available-for-sale, other than mortgage-backed securities, at March 31, 2013 (in thousands):

Available-for-sale	Amortized cost	Estimated fair value
Due in one year or less	$ 22,749	$ 22,913
Due after one year through five years	144,237	144,643
	$ 166,986	$ 167,555

Expected maturities on mortgage-backed securities may differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without penalties.

For the three months ended March 31, 2013, the Company had gross proceeds of $25.1 million on sales of securities available-for-sale with gross realized gains of approximately  $1.6 million and gross realized losses of $55,000.  For the three months ended March 31, 2012, the Company had gross proceeds of $98.7 million on sales of securities available-for-sale with gross realized gains of approximately $1.7 million and no gross realized losses.  The Company recognized $243,000 in gains on its trading securities portfolio during the three months ended March 31, 2013.  The Company recognized $396,000 in gains on its trading securities portfolio during the three months ended March 31, 2012.  The Company recognized $72,000 of other-than-temporary impairment charges during the three months ended March 31, 2013 and did not recognize any other-than-temporary impairment charges during the three months ended March 31, 2012.

Activity related to the credit component recognized in earnings on debt securities for which a portion of other-than-temporary impairment was recognized in accumulated other comprehensive income for the three months ended March 31, 2013 and 2012, is as follows (in thousands):

Three months ended
March 31,
	2013	2012
Balance, beginning of period	$ -	$ 578
Additions to the credit component on debt securities in which other-than-temporary
impairment was not previously recognized	-	-
Cumulative pre-tax credit losses, end of period	$ -	$ 578

Gross unrealized losses on mortgage-backed securities, equity investments, and corporate bonds available-for-sale, and the estimated fair value of the related securities, aggregated by security category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2013, and December 31, 2012, were as follows (in thousands):

	March 31, 2013
	Less than 12 months		12 months or more		Total
	Unrealized	Estimated	Unrealized	Estimated	Unrealized	Estimated
	losses	fair value	losses	fair value	losses	fair value
Mortgage-backed securities:
Pass-through certificates:
GSE	$ 448	$ 73,576	$ -	$ -	$ 448	$ 73,576
REMICs:
GSE	681	79,488	50	35,186	731	114,674
Non-GSE	-	-	30	552	30	552
Other securities:
Corporate bonds	46	52,724	-	-	46	52,724
Total	$ 1,175	$ 205,788	$ 80	$ 35,738	$ 1,255	$ 241,526

December 31, 2012
	Less than 12 months		12 months or more		Total
	Unrealized	Estimated	Unrealized	Estimated	Unrealized	Estimated
	losses	fair value	losses	fair value	losses	fair value
Mortgage-backed securities:
Pass-through certificates:
GSE	$ 99	$ 14,156	$ -	$ -	$ 99	$ 14,156
REMICs:
GSE	58	100,310	4	7,633	62	107,943
Non-GSE	-	-	33	604	33	604
Total	$ 157	$ 114,466	$ 37	$ 8,237	$ 194	$ 122,703

The Company held six REMIC’s mortgage-backed securities issued or guaranteed by GSEs and one REMIC mortgage-backed security not issued or guaranteed by GSEs that were in a continuous unrealized loss position of greater than twelve months at March 31, 2013.  There were 62 pass-through mortgage-backed securities issued or guaranteed by GSEs,  seven REMIC mortgage-backed securities issued or guaranteed by GSEs and nine corporate bonds that were in an unrealized loss position of less than twelve months, and rated investment grade at March 31, 2013.  The declines in value relate to the general interest rate environment and are considered temporary.  The securities cannot be prepaid in a manner that would result in the Company not receiving substantially all of its amortized cost.  The Company neither has an intent to sell, nor is it more likely than not that the Company will be required to sell, the securities before the recovery of their amortized cost basis or, if necessary, maturity.

            The fair values of our investment securities could decline in the future if the underlying performance of the collateral for the collateralized mortgage obligations or other securities deteriorates and our credit enhancement levels do not provide sufficient protections to our contractual principal and interest.

Note 3 – Loans

Net loans held-for-investment is as follows (in thousands):

	March 31,	December 31,
	2013	2012
Real estate loans:
Multifamily	$ 629,214	$ 610,129
Commercial mortgage	314,265	315,450
One-to-four family residential mortgage	66,816	64,733
Home equity and lines of credit	33,950	33,573
Construction and land	23,296	23,243
Total real estate loans	1,067,541	1,047,128
Commercial and industrial loans	14,718	14,786
Other loans	1,291	1,830
Total commercial and industrial and other loans	16,009	16,616
Deferred loan cost, net	1,976	2,456
Originated loans held-for-investment, net	1,085,526	1,066,200
PCI Loans	71,406	75,349
Loans acquired:
Multifamily	5,235	5,763
Commercial mortgage	16,133	17,053
One-to-four family residential mortgage	75,670	78,617
Total loans acquired	97,038	101,433
Loans held for investment, net	1,253,970	1,242,982
Allowance for loan losses	(26,316)	(26,424)
Net loans held-for-investment	$ 1,227,654	$ 1,216,558

Loans held-for-sale amounted to $0 and  $5.4 million at March 31, 2013 and December 31, 2012, respectively.

PCI loans, primarily acquired as part of a Federal Deposit Insurance Corporation-assisted transaction, totaled $71.4 million at March 31, 2013 as compared to $75.3 million at December 31, 2012.   The Company accounts for PCI loans utilizing generally accepting accounting principles applicable to loans acquired with deteriorated credit quality.  PCI loans consist of approximately 37% commercial real estate and 49% commercial and industrial loans, with the remaining balance in residential and home equity loans.  The following details the accretable yield for the periods indicated:

	For the Three Months Ended March 31, 2013	For the Three Months Ended March 31, 2012
Balance at the beginning of period	$ 43,431	$ 42,493
Accretion into interest income	(1,523)	(1,620)
Balance at end of period	$ 41,908	$ 40,873

Activity in the allowance for loan losses is as follows (in thousands):

	At or for the three months ended March 31,
	2013	2012

Beginning balance	$ 26,424	$ 26,836
Provision for loan losses	277	615
Charge-offs, net	(385)	(351)
Ending balance	$ 26,316	$ 27,100

The following tables set forth activity in our allowance for loan losses, by loan type, for the three months ended March 31, 2013 and the year ended December 31, 2012.  The following tables also detail the amount of originated and acquired loans held-for-investment, net of deferred loan fees and costs, that are evaluated individually, and collectively, for impairment, and the related portion of the allowance for loan losses that is allocated to each loan portfolio segment, as of March 31, 2013 and December 31, 2012 (in thousands). There was no related allowance for acquired loans as of March 31, 2013 and December 31, 2012.

March 31, 2013
Real Estate
	Commercial	One -to- Four Family	Construction and Land	Multifamily	Home Equity and Lines of Credit	Commercial and Industrial	Other	Unallocated	Originated Loans Total	Purchased Credit-Impaired	Total
Allowance for loan losses:
Beginning Balance	$ 13,343	$ 623	$ 994	$ 7,086	$ 623	$ 2,297	$ 21	$ 1,201	$ 26,188	$ 236	$ 26,424
Charge-offs	(278)	-	-	-	(96)	-	(26)	-	(400)	-	(400)
Recoveries	7	-	-	5	-	-	3	-	15	-	15
Provisions	(474)	45	16	64	308	199	16	103	277	-	277
Ending Balance	$ 12,598	$ 668	$ 1,010	$ 7,155	$ 835	$ 2,496	$ 14	$ 1,304	$ 26,080	$ 236	$ 26,316

Ending balance: individually evaluated for impairment	$ 1,476	$ 21	$ -	$ 307	$ 234	$ 1,734	$ -	$ -	$ 3,772	$ -	$ 3,772

Ending balance: collectively evaluated for impairment	$ 11,122	$ 647	$ 1,010	$ 6,848	$ 601	$ 762	$ 14	$ 1,304	$ 22,308	$ 236	$ 22,544

Originated loans, net:
Ending Balance	$ 314,459	$ 67,337	$ 23,312	$ 630,475	$ 33,909	$ 14,743	$ 1,291	$ -	$ 1,085,526	$ -	$ 1,085,526

Ending balance: individually evaluated for impairment	$ 38,065	$ 2,519	$ 2,085	$ 2,132	$ 1,843	$ 1,660	$ -	$ -	$ 48,304	$ -	$ 48,304

Ending balance: collectively evaluated for impairment	$ 276,394	$ 64,818	$ 21,227	$ 628,343	$ 32,066	$ 13,083	$ 1,291	$ -	$ 1,037,222	$ -	$ 1,037,222

December 31, 2012
Real Estate
	Commercial	One -to- Four Family	Construction and Land	Multifamily	Home Equity and Lines of Credit	Commercial and Industrial	Other	Unallocated	Total	Purchased Credit-Impaired	Total
Allowance for loan losses:
Beginning Balance	$ 14,120	$ 967	$ 1,189	$ 6,772	$ 418	$ 2,035	$ 226	$ 1,109	$ 26,836	$ -	$ 26,836
Charge-offs	(1,828)	(1,300)	(43)	(729)	(2)	(90)	(201)	-	(4,193)	-	(4,193)
Recoveries	107	-	-	9	-	86	43	-	245	-	245
Provisions	944	956	(152)	1,034	207	266	(47)	92	3,300	236	3,536
Ending Balance	$ 13,343	$ 623	$ 994	$ 7,086	$ 623	$ 2,297	$ 21	$ 1,201	$ 26,188	$ 236	$ 26,424

Ending balance: individually evaluated for impairment	$ 1,617	$ 5	$ -	$ 317	$ 123	$ 1,553	$ -	$ -	$ 3,615	$ -	$ 3,615

Ending balance: collectively evaluated for impairment	$ 11,726	$ 618	$ 994	$ 6,769	$ 500	$ 744	$ 21	$ 1,201	$ 22,573	$ 236	$ 22,809

Originated loans, net:
Ending balance	$ 315,603	$ 65,354	$ 23,255	$ 611,469	$ 33,879	$ 14,810	$ 1,830	$ -	$ 1,066,200	$ -	$ 1,066,200

Ending balance: individually evaluated for impairment	$ 41,568	$ 2,061	$ -	$ 2,040	$ 1,943	$ 4,087	$ -	$ -	$ 51,699	$ -	$ 51,699

Ending balance: collectively evaluated for impairment	$ 274,035	$ 63,293	$ 23,255	$ 609,429	$ 31,936	$ 10,723	$ 1,830	$ -	$ 1,014,501	$ -	$ 1,014,501

The Company monitors the credit quality of its loans  by reviewing certain key credit quality indicators.  Management has determined that loan-to-value ratios (at period end) and internally assigned credit risk ratings by loan type are the key credit quality indicators that best help management monitor the credit quality of the Company’s loans.  Loan-to-value (LTV) ratios used by management in monitoring credit quality are based on current period loan balances and original values at time of origination (unless a more current appraisal has been obtained).  In calculating the provision for loan losses, management has determined that commercial real estate loans and multifamily loans having loan-to-value ratios of less than 35%, and one- to four-family loans having loan-to-value ratios of less than 60%, require less of a loss factor than those with higher loan-to-value ratios.

The Company maintains a credit risk rating system as part of the risk assessment of its loan portfolio.  The Company’s lending officers are required to assign a credit risk rating to each loan in their portfolio at origination.  When the lending officer learns of important financial developments, the risk rating is reviewed and adjusted if necessary.  Periodically, management presents monitored assets to the Board Loan Committee.  In addition, the Company engages a third party independent loan reviewer that performs semi-annual reviews of a sample of loans, validating the credit risk ratings assigned to such loans.  The credit risk ratings play an important role in the establishment of the loan loss provision and in confirming the adequacy of the allowance for loan losses.  After determining the general reserve loss factor for each portfolio segment, the portfolio segment balance collectively evaluated for impairment is multiplied by the general reserve loss factor for the respective portfolio segment in order to determine the general reserve.  Loans collectively evaluated for impairment that have an internal credit rating of special mention or substandard are multiplied by a multiple of the general reserve loss factors for each portfolio segment, in order to determine the general reserve.

When assigning a risk rating to a loan, management utilizes the Bank’s internal nine-point credit risk rating system.

1.	Strong
2.	Good
3.	Acceptable
4.	Adequate
5.	Watch
6.	Special Mention
7.	Substandard
8.	Doubtful
9.	Loss

Loans rated 1 through 5 are considered pass ratings.  An asset is considered substandard if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any.  Substandard assets have well defined weaknesses based on objective evidence, and are characterized by the distinct possibility the Company will sustain some loss if the deficiencies are not corrected.  Assets classified as doubtful have all of the weaknesses inherent in those classified substandard with the added characteristic that the weaknesses present make collection or liquidation in full highly questionable and improbable based on current circumstances.  Assets classified as loss are those considered uncollectible and of such little value that their continuance as assets is not warranted.  Assets which do not currently expose the Company to sufficient risk to warrant classification in one of the aforementioned categories, but possess weaknesses, are designated special mention.

The following tables detail the recorded investment of originated loans held-for-investment, net of deferred fees and costs, by loan type and credit quality indicator at March 31, 2013, and December 31, 2012 (in thousands).

	At March 31, 2013
	Real Estate
	Multifamily		Commercial		One- to Four-Family		Construction and Land	Home Equity and Lines of Credit	Commercial and Industrial	Other	Total
	< 35% LTV	=> 35% LTV	< 35% LTV	=> 35% LTV	< 60% LTV	=> 60% LTV
Internal Risk Rating
Pass	$ 22,223	$ 591,522	$ 32,265	$ 213,392	$ 31,465	$ 30,000	$ 12,581	$ 31,661	$ 11,326	$ 1,291	$ 977,726
Special Mention	326	10,389	170	29,684	1,412	381	5,134	651	826	-	48,973
Substandard	505	5,510	1,689	37,259	1,060	3,019	5,597	1,597	2,591	-	58,827
Originated loans held-for-investment, net	$ 23,054	$ 607,421	$ 34,124	$ 280,335	$ 33,937	$ 33,400	$ 23,312	$ 33,909	$ 14,743	$ 1,291	$ 1,085,526

	At December 31, 2012
	Real Estate
	Multifamily		Commercial		One- to Four-Family		Construction and Land	Home Equity and Lines of Credit	Commercial and Industrial	Other	Total
	< 35% LTV	=> 35% LTV	< 35% LTV	=> 35% LTV	< 60% LTV	=> 60% LTV
Internal Risk Rating
Pass	$ 19,438	$ 575,434	$ 30,284	$ 211,679	$ 32,120	$ 28,091	$ 12,536	$ 31,526	$ 10,992	$ 1,804	$ 953,904
Special Mention	115	10,444	185	23,521	1,422	384	5,137	659	753	-	42,620
Substandard	510	5,528	1,699	48,235	1,066	2,271	5,582	1,694	3,065	26	69,676
Originated loans held-for-investment, net	$ 20,063	$ 591,406	$ 32,168	$ 283,435	$ 34,608	$ 30,746	$ 23,255	$ 33,879	$ 14,810	$ 1,830	$ 1,066,200

Included in originated and acquired loans receivable (including held-for-sale) are loans for which the accrual of interest income has been discontinued due to deterioration in the financial condition of the borrowers.  The recorded investment of these nonaccrual loans was $26.5 million and $34.9 million at March 31, 2013 and December 31, 2012, respectively.  Generally, loans are placed on non-accruing status when they become 90 days or more delinquent, and remain on non-accrual status until they are brought current, have six months of performance under the loan terms, and factors indicating reasonable doubt about the timely collection of payments no longer exist.  Therefore, loans may be current in accordance with their loan terms, or may be less than 90 days delinquent and still be on a non-accruing status.

These non-accrual amounts included loans deemed to be impaired of $22.4 million and $26.0 million at March 31, 2013 and December 31, 2012, respectively.  Loans on non-accrual status with principal balances less than $500,000, and therefore not meeting the Company’s definition of an impaired loan, amounted to $4.1 million at both March 31, 2013 and December 31, 2012.   Non-accrual amounts included in loans held-for-sale were $5.4 million at December 31, 2012.  There were no non-accrual loans held-for-sale at March 31, 2013.  Loans past due 90 days or more and still accruing interest were $1.5 million and $621,000 at March 31, 2013 and December 31, 2012, respectively, and consisted of loans that are considered well secured and in the process of collection.

The following tables set forth the detail, and delinquency status, of non-performing loans (non-accrual loans and loans past due 90 or more and still accruing), net of deferred fees and costs, at March 31, 2013 and December 31, 2012 (in thousands).  The following table excludes PCI loans at March 31, 2013 and December 31, 2012, which have been segregated into pools in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Subtopic 310-30.  Each loan pool is accounted for as a single asset with a single composite interest rate and an aggregate expectation of cash flows. At March 31, 2013, expected future cash flows of each PCI loan pool were consistent with those estimated in our most recent recast of the cash flows.

	At March 31, 2013
	Non-Accruing Loans
	0-29 Days Past Due	30-89 Days Past Due	90 Days or More Past Due	Total	90 Days or More Past Due and Accruing	Total Non-Performing Loans
Loans held-for-investment:
Real estate loans:
Commercial
LTV < 35%
Substandard	$ 1,689	$ -	$ -	$ 1,689	$ -	$ 1,689
Total	1,689	-	-	1,689	-	1,689
LTV => 35%
Substandard	8,241	6,095	2,629	16,965	-	16,965
Total	8,241	6,095	2,629	16,965	-	16,965
Total commercial	9,930	6,095	2,629	18,654	-	18,654

One-to-four family residential
LTV < 60%
Special Mention	-	18	229	247	37	284
Substandard	-	427	-	427	189	616
Total	-	445	229	674	226	900
LTV => 60%
Substandard	233	199	1,438	1,870	901	2,771
Total	233	199	1,438	1,870	901	2,771
Total one-to-four family residential	233	644	1,667	2,544	1,127	3,671

Construction and land
Substandard	2,085	-	-	2,085	-	2,085
Total construction and land	2,085	-	-	2,085	-	2,085

Multifamily
LTV => 35%
Substandard	-	-	279	279	-	279
Total multifamily	-	-	279	279	-	279

Home equity and lines of credit
Substandard	106	-	1,491	1,597	-	1,597
Total home equity and lines of credit	106	-	1,491	1,597	-	1,597

Commercial and industrial loans
Pass	-	-	-	-	14	14
Substandard	449	182	104	735	-	735
Total commercial and industrial loans	449	182	104	735	14	749

Other loans
Pass	-	-	-	-	59	59
Total other loans	-	-	-	-	59	59

Total non-performing loans held-for-investment	$ 12,803	$ 6,921	$ 6,170	$ 25,894	$ 1,200	$ 27,094

Loans acquired:
One-to-four family residential
LTV < 60%
Substandard	-	-	295	295	-	295
Total	-	-	295	295	-	295
LTV => 60%
Substandard	-	-	291	291	269	560
Total	-	-	291	291	269	560
Total one-to-four family residential	-	-	586	586	269	855

Total non-performing loans acquired	-	-	586	586	269	855

Total non-performing loans	$ 12,803	$ 6,921	$ 6,756	$ 26,480	$ 1,469	$ 27,949

	At December 31, 2012
	Non-Accruing Loans
	0-29 Days Past Due	30-89 Days Past Due	90 Days or More Past Due	Total	90 Days or More Past Due and Accruing	Total Non-Performing Loans
Loans held-for-investment:
Real estate loans:
Commercial
LTV < 35%
Substandard	$ 1,699	$ -	$ -	$ 1,699	$ -	$ 1,699
Total	1,699	-	-	1,699	-	1,699
LTV => 35%
Substandard	13,947	442	5,565	19,954	349	20,303
Total	13,947	442	5,565	19,954	349	20,303
Total commercial	15,646	442	5,565	21,653	349	22,002

One-to-four family residential
LTV < 60%
Special Mention	-	19	229	248	119	367
Substandard	-	429	-	429	-	429
Total	-	448	229	677	119	796
LTV => 60%
Substandard	233	201	1,437	1,871	151	2,022
Total	233	201	1,437	1,871	151	2,022
Total one-to-four family residential	233	649	1,666	2,548	270	2,818

Construction and land
Substandard	2,070	-	-	2,070	-	2,070
Total construction and land	2,070	-	-	2,070	-	2,070

Multifamily
LTV => 35%
Substandard			279	279	-	279
Total multifamily	-	-	279	279	-	279

Home equity and lines of credit
Substandard	107	-	1,587	1,694	-	1,694
Total home equity and lines of credit	107	-	1,587	1,694	-	1,694

Commercial and industrial loans
Substandard	532	-	724	1,256	-	1,256
Total commercial and industrial loans	532	-	724	1,256	-	1,256

Other loans
Pass	-	-	-	-	2	2
Total other loans	-	-	-	-	2	2

Total non-performing loans held-for-investment	$ 18,588	$ 1,091	$ 9,821	$ 29,500	$ 621	$ 30,121

Loans held-for-sale:
Commercial
LTV => 35%
Substandard	-		773	773	-	773
Total commercial	-	-	773	773	-	773

One-to-four family residential
LTV => 60%
Substandard	122	-	3,662	3,784	-	3,784
Total one-to-four family residential	122	-	3,662	3,784	-	3,784

Multifamily
LTV => 35%
Substandard	-	-	890	890	-	890
Total multifamily	-	-	890	890	-	890

Total non-performing loans held-for-sale	122	-	5,325	5,447	-	5,447

Total non-performing loans	$ 18,710	$ 1,091	$ 15,146	$ 34,947	$ 621	$ 35,568

The following tables set forth the detail and delinquency status of originated and acquired loans held-for-investment, net of deferred fees and costs, by performing and non-performing loans at March 31, 2013 and December 31, 2012 (in thousands).

	March 31, 2013
	Performing (Accruing) Loans
	0-29 Days Past Due	30-89 Days Past Due	Total	Non-Performing Loans	Total Loans Receivable, net
Loans held-for-investment:
Real estate loans:
Commercial
LTV < 35%
Pass	$ 31,409	$ 856	$ 32,265	$ -	$ 32,265
Special Mention	170	-	170	-	170
Substandard	-	-	-	1,689	1,689
Total	31,579	856	32,435	1,689	34,124
LTV > 35%
Pass	212,830	562	213,392	-	213,392
Special Mention	22,855	6,829	29,684	-	29,684
Substandard	20,294	-	20,294	16,965	37,259
Total	255,979	7,391	263,370	16,965	280,335
Total commercial	287,558	8,247	295,805	18,654	314,459

One-to-four family residential
LTV < 60%
Pass	28,507	2,958	31,465	-	31,465
Special Mention	660	468	1,128	284	1,412
Substandard	444	-	444	616	1,060
Total	29,611	3,426	33,037	900	33,937
LTV > 60%
Pass	28,171	1,829	30,000	-	30,000
Special Mention	381	-	381	-	381
Substandard	-	248	248	2,771	3,019
Total	28,552	2,077	30,629	2,771	33,400
Total one-to-four family residential	58,163	5,503	63,666	3,671	67,337

Construction and land
Pass	12,581	-	12,581	-	12,581
Special Mention	4,523	611	5,134	-	5,134
Substandard	3,512	-	3,512	2,085	5,597
Total construction and land	20,616	611	21,227	2,085	23,312

Multifamily
LTV < 35%
Pass	22,095	128	22,223	-	22,223
Special Mention	109	217	326	-	326
Substandard	505	-	505	-	505
Total	22,709	345	23,054	-	23,054
LTV > 35%
Pass	590,499	1,023	591,522	-	591,522
Special Mention	9,827	562	10,389	-	10,389
Substandard	4,894	337	5,231	279	5,510
Total	605,220	1,922	607,142	279	607,421
Total multifamily	627,929	2,267	630,196	279	630,475

Home equity and lines of credit
Pass	31,414	247	31,661	-	31,661
Special Mention	651	-	651	-	651
Substandard	-	-	-	1,597	1,597
Total home equity and lines of credit	32,065	247	32,312	1,597	33,909

Commercial and industrial loans
Pass	10,758	554	11,312	14	11,326
Special Mention	813	13	826	-	826
Substandard	956	900	1,856	735	2,591
Total commercial and industrial loans	12,527	1,467	13,994	749	14,743

Other loans
Pass	1,198	34	1,232	59	1,291
Total other loans	1,198	34	1,232	59	1,291

Total loans held-for-investment	$ 1,040,056	$ 18,376	$ 1,058,432	$ 27,094	$ 1,085,526

Loans acquired:
One-to-four family residential
LTV < 60%
Pass	27,303	779	28,082	-	28,082
Special Mention	487	-	487	-	487
Substandard	252	-	252	295	547
Total one-to-four family residential	28,042	779	28,821	295	29,116

LTV => 60%
Pass	43,479	435	43,914	-	43,914
Special Mention	246	-	246	-	246
Substandard	1,310	524	1,834	560	2,394
Total	45,035	959	45,994	560	46,554
Total one-to-four family residential	73,077	1,738	74,815	855	75,670

Commercial
LTV < 35%
Pass	$ 3,449	$ -	$ 3,449	$ -	$ 3,449
Special Mention	191	-	191	-	191
Total	3,640	-	3,640	-	3,640
LTV > 35%
Pass	11,068	-	11,068	-	11,068
Substandard	950	-	950	-	950
Total	12,018	-	12,018	-	12,018
Total commercial	15,658	-	15,658	-	15,658

Multifamily
LTV < 35%
Pass	$ 617	$ -	$ 617	$ -	$ 617
Substandard	490	-	490	-	490
Total	1,107	-	1,107	-	1,107
LTV => 35%
Pass	3,510	-	3,510	-	3,510
Special Mention	618	-	618	-	618
Substandard	-	475	475	-	475
Total	4,128	475	4,603	-	4,603
Total multifamily	5,235	475	5,710	-	5,710

Total loans acquired	93,970	2,213	96,183	855	97,038

	$ 1,134,026	$ 20,589	$ 1,154,615	$ 27,949	$ 1,182,564

	December 31, 2012
	Performing (Accruing) Loans
	0-29 Days Past Due	30-89 Days Past Due	Total	Non-Performing Loans	Total Loans Receivable, net
Loans held-for-investment:
Real estate loans:
Commercial
LTV < 35%
Pass	$ 29,424	$ 860	$ 30,284	$ -	$ 30,284
Special Mention	185	-	185	-	185
Substandard	-	-	-	1,699	1,699
Total	29,609	860	30,469	1,699	32,168
LTV > 35%
Pass	208,908	2,771	211,679	-	211,679
Special Mention	22,416	1,105	23,521	-	23,521
Substandard	27,932	-	27,932	20,303	48,235
Total	259,256	3,876	263,132	20,303	283,435
Total commercial	288,865	4,736	293,601	22,002	315,603

One-to-four family residential
LTV < 60%
Pass	29,154	2,966	32,120	-	32,120
Special Mention	1,055	-	1,055	367	1,422
Substandard	448	189	637	429	1,066
Total	30,657	3,155	33,812	796	34,608
LTV > 60%
Pass	26,963	1,128	28,091	-	28,091
Special Mention	384	-	384	-	384
Substandard	249	-	249	2,022	2,271
Total	27,596	1,128	28,724	2,022	30,746
Total one-to-four family residential	58,253	4,283	62,536	2,818	65,354

Construction and land
Pass	12,377	159	12,536	-	12,536
Special Mention	5,137	-	5,137	-	5,137
Substandard	3,512	-	3,512	2,070	5,582
Total construction and land	21,026	159	21,185	2,070	23,255

Multifamily
LTV < 35%
Pass	19,438	-	19,438	-	19,438
Special Mention	-	115	115	-	115
Substandard	510	-	510	-	510
Total	19,948	115	20,063	-	20,063
LTV > 35%
Pass	574,686	748	575,434	-	575,434
Special Mention	9,134	1,310	10,444	-	10,444
Substandard	4,909	340	5,249	279	5,528
Total	588,729	2,398	591,127	279	591,406
Total multifamily	608,677	2,513	611,190	279	611,469

Home equity and lines of credit
Pass	31,482	44	31,526	-	31,526
Special Mention	659	-	659	-	659
Substandard	-	-	-	1,694	1,694
Total home equity and lines of credit	32,141	44	32,185	1,694	33,879

Commercial and industrial loans
Pass	10,356	636	10,992	-	10,992
Special Mention	753	-	753	-	753
Substandard	978	831	1,809	1,256	3,065
Total commercial and industrial loans	12,087	1,467	13,554	1,256	14,810

Other loans
Pass	1,743	59	1,802	2	1,804
Substandard	26	-	26	-	26
Total other loans	1,769	59	1,828	2	1,830

	$ 1,022,818	$ 13,261	$ 1,036,079	$ 30,121	$ 1,066,200

The following tables summarize impaired loans as of March 31, 2013 and December 31, 2012 (in thousands):

	At March 31, 2013
	Recorded Investment	Unpaid Principal Balance	Related Allowance
With No Allowance Recorded:
Real estate loans:
Commercial
LTV < 35%
Substandard	$ 1,689	$ 1,689	$ -
LTV => 35%
Pass	2,758	2,758
Special Mention	714	851	-
Substandard	19,985	21,674	-
Construction and land
Substandard	2,085	3,046	-
One-to-four family residential
LTV < 60%
Substandard	49	49	-
LTV => 60%
Substandard	1,540	4,141	-
Multifamily
LTV < 35%
Substandard	505	505	-
LTV > 35%
Substandard	107	578	-
Commercial and industrial loans
Special Mention	215	224	-
Substandard	996	996	-
With a Related Allowance Recorded:
Real estate loans:
Commercial
LTV => 35%
Special Mention	2,344	2,727	(193)
Substandard	10,575	10,619	(1,283)
One-to-four family residential
LTV > 60%
Pass	340	340	(15)
LTV < 60%
Pass	73	73	(4)
Special Mention	517	517	(2)
Multifamily
LTV => 35%
Substandard	1,520	1,520	(307)
Home equity and lines of credit
Special Mention	352	352	(15)
Substandard	1,491	1,589	(219)
Commercial and industrial loans
Substandard	449	488	(1,734)
Total:
Real estate loans
Commercial	38,065	40,318	(1,476)
One-to-four family residential	2,519	5,120	(21)
Construction and land	2,085	3,046	-
Multifamily	2,132	2,603	(307)
Home equity and lines of credit	1,843	1,941	(234)
Commercial and industrial loans	1,660	1,708	(1,734)
	$ 48,304	$ 54,736	$ (3,772)

	At December 31, 2012
	Recorded Investment	Unpaid Principal Balance	Related Allowance
With No Allowance Recorded:
Real estate loans:
Commercial
LTV < 35%
Substandard	$ 1,699	$ 1,699	$ -
LTV => 35%
Pass	2,774	2,774
Special Mention	1,037	1,045	-
Substandard	24,691	25,897	-
Construction and land
Substandard	2,373	3,031	-
One-to-four family residential
LTV < 60%
Substandard	49	49	-
LTV => 60%
Substandard	2,841	4,141	-
Multifamily
LTV < 35%
Substandard	510	510	-
Commercial and industrial loans
Special Mention	38	38	-
Substandard	1,527	1,527	-
With a Related Allowance Recorded:
Real estate loans:
Commercial
LTV => 35%
Special Mention	637	664	(57)
Substandard	11,645	12,045	(1,560)
One-to-four family residential
LTV < 60%
Special Mention	520	520	(5)
Multifamily
LTV => 35%
Substandard	1,640	2,111	(317)
Home equity and lines of credit
Special Mention	356	356	(18)
Substandard	1,587	1,589	(105)
Commercial and industrial loans
Substandard	491	491	(1,553)
Total:
Real estate loans
Commercial	42,483	44,124	(1,617)
One-to-four family residential	3,410	4,710	(5)
Construction and land	2,373	3,031	-
Multifamily	2,150	2,621	(317)
Home equity and lines of credit	1,943	1,945	(123)
Commercial and industrial loans	2,056	2,056	(1,553)
	$ 54,415	$ 58,487	$ (3,615)

Included in the table above at March 31, 2013 are loans with carrying balances of $14.1 million that were not written down by either charge-offs or specific reserves in our allowance for loan losses.  Included in the table above at December 31, 2012 are loans with carrying balances of $24.9 million that were not written down by either charge-offs or specific reserves in our allowance for loan losses.  Loans not written down by charge-offs or specific reserves at March 31, 2013, and December 31, 2012,  are considered to have sufficient collateral values, less costs to sell, to support the carrying balances of the loans.

The average recorded balance of originated impaired loans for the three months ended March 31, 2013 and 2012 was $51.4 million and $63.0 million, respectively.  The Company recorded $592,000 of interest income on impaired loans for the three months ended March 31, 2013 as compared to $677,000 of interest income on impaired loans for the three months ended March 31, 2012.

The following tables summarize loans that were modified in troubled debt restructurings during the three months ended March 31, 2013 and year ended December 31, 2012.

	Period Ended March 31, 2013
		Pre-Modification	Post-Modification
	Number of	Outstanding Recorded	Outstanding Recorded
	Relationships	Investment	Investment
	(in thousands)
Troubled Debt Restructurings
One-to-four Family
Special Mention	2	$ 412	$ 412
Total Troubled Debt Restructurings	2	$ 412	$ 412

Both of the relationships in the table above were restructured to receive reduced interest rates.

	Year Ended December 31, 2012
		Pre-Modification	Post-Modification
	Number of	Outstanding Recorded	Outstanding Recorded
	Relationships	Investment	Investment
	(in thousands)
Troubled Debt Restructurings
Commercial real estate loans
Substandard	1	$ 6,251	$ 6,251
One -to- four Family
Substandard	2	489	489
Home equity and lines of credit
Special Mention	2	356	356
Total Troubled Debt Restructurings	5	$ 7,096	$ 7,096

All five of the relationships in the table above were restructured to receive reduced interest rates.

At March 31, 2013 and December 31, 2012, we had troubled debt restructurings of $42.2 million and $45.0 million, respectively.

Management classifies all troubled debt restructurings as impaired loans.  Impaired loans are individually assessed to determine that the loan’s carrying value is not in excess of the estimated fair value of the collateral (less cost to sell), if the loan is collateral dependent, or the present value of the expected future cash flows, if the loan is not collateral dependent.  Management performs a detailed evaluation of each impaired loan and generally obtains updated appraisals as part of the evaluation.  In addition, management adjusts estimated fair values down to appropriately consider recent market conditions, our willingness to accept a  lower sales price to effect a quick sale, and costs to dispose of any supporting collateral.  Determining the estimated fair value of underlying collateral (and related costs to sell) can be difficult in illiquid real estate markets and is subject to significant assumptions and estimates.  Management employs an independent third party expert in appraisal preparation and review to ascertain the reasonableness of updated appraisals.  Projecting the expected cash flows under troubled debt restructurings is inherently subjective and requires, among other things, an evaluation of the borrower’s current and projected financial condition.  Actual results may be significantly different than our projections and our established allowance for loan losses on these loans, which could have a material effect on our financial results.

No loan that was restructured during the last twelve months has subsequently defaulted as of March 31, 2013.

Note 4 – Deposits

Deposits account balances are summarized as follows (in thousands):
	March 31,	December 31,
	2013	2012

Non-interest-bearing demand	$ 207,422	$ 209,639
Interest-bearing negotiable orders of withdrawal (NOW)	118,576	117,762
Savings-passbook, statement, tiered, and money market	866,813	1,137,067
Certificates of deposit	431,743	492,392
Total deposits	$ 1,624,554	$ 1,956,860

Interest expense on deposit accounts is summarized for the periods indicated (in thousands):

	Three months ended
	March 31,
	2013	2012
Negotiable order of withdrawal, savings-passbook, statement, tiered, and money market	$ 887	$ 1,096
Certificates of deposit	1,251	1,428
Total interest expense on deposit accounts	$ 2,138	$ 2,524

Note 5 – Equity Incentive Plan

            The following table is a summary of the Company’s stock options outstanding as of March 31, 2013 and changes therein during the three months then ended:

	Number of Stock Options	Weighted Average Grant Date Fair Value	Weighted Average Exercise Price	Weighted Average Contractual Life (years)

Outstanding - December 31, 2012	2,805,912	$ 2.30	$ 7.09	6.07
Granted	-	-	-	-
Forfeited	-	-	-	-
Exercised	(3,000)	2.30	7.09	-
Outstanding - March 31, 2013	2,802,912	$ 2.30	$ 7.09	5.84

Exercisable - March 31, 2013	2,290,846	$ 2.30	$ 7.09	5.84

            Expected future stock option expense related to the non-vested options outstanding as of March 31, 2013 is $1.1 million over an average period of 0.8 years.

            The following is a summary of the status of the Company’s restricted share awards as of March 31, 2013 and changes therein during the three months then ended.

	Number of Shares Awarded	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2012	454,904	$ 7.11
Granted	-	-
Vested	(226,829)	7.10
Forfeited	-	-
Non-vested at March 31, 2013	228,075	$ 7.11

Expected future stock award expense related to the non-vested restricted share awards as of March 31, 2013 is $1.4 million over an average period of 0.8 years.

During the three months ended March 31, 2013, the Company recorded $786,000 of stock-based compensation related to the above plans, respectively.  During the three months ended March 31, 2012, the Company recorded $756,000 of stock-based compensation related to the above plans.

Note 6 – Fair Value Measurements

The following tables present the assets reported on the consolidated balance sheet at their estimated fair value as of March 31, 2013, and December 31, 2012, by level within the fair value hierarchy as required by the Fair Value Measurements and Disclosures Topic of the FASB ASC.  Financial assets and liabilities are classified in their entirety based on the level of input that is significant to the fair value measurement.    The fair value hierarchy is as follows:

•	Level 1 Inputs – Unadjusted quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date.
•

Level 2 Inputs – Inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly.  These include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability (for example, interest rates, volatilities, prepayment speeds, loss severities, credit risks and default rates) or inputs that are derived principally from or corroborated by observable market data by correlations or other means.

•	Level 3 Inputs – Significant unobservable inputs that reflect the Company’s own assumptions that market participants would use in pricing the assets or liabilities.

	Fair Value Measurements at Reporting Date Using:
	March 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Measured on a recurring basis:
Assets:
Investment securities:
Available-for-sale:
Mortgage-backed securities
GSE	$ 1,147,934	$ -	$ 1,147,934	$ -
Non-GSE	6,873	-	6,873	-
GSE bonds	55,543	-	55,543
Corporate bonds	112,012	-	112,012	-
Equities	14,410	14,410	-	-
Total available-for-sale	1,336,772	14,410	1,322,362	-
Trading securities	5,161	5,161	-	-
Total	$ 1,341,933	$ 19,571	$ 1,322,362	$ -

Measured on a non-recurring basis:
Assets:
Impaired loans:
Real estate loans:
Commercial real estate	$ 25,723	$ -	$ -	$ 25,723
One- to- four family residential mortgage	2,236	-	-	2,236
Construction and land	2,085	-	-	2,085
Multifamily	1,627	-	-	1,627
Home equity and lines of credit	1,843	-	-	1,843
Total impaired real estate loans	33,514	-	-	33,514
Commercial and industrial loans	731	-	-	731
Other real estate owned	870	-	-	870
Total	$ 35,115	$ -	$ -	$ 35,115

	Fair Value Measurements at Reporting Date Using:
	December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Measured on a recurring basis:
Assets:
Investment securities:
Available-for-sale:
Mortgage-backed securities
GSE	$ 1,180,455	$ -	$ 1,180,455	$ -
Non-GSE	7,776	-	7,776	-
Corporate bonds	74,402	-	74,402	-
Equities	12,998	12,998	-	-
Total available-for-sale	1,275,631	12,998	1,262,633	-
Trading securities	4,677	4,677	-	-
Total	$ 1,280,308	$ 17,675	$ 1,262,633	$ -

Measured on a non-recurring basis:
Assets:
Impaired loans:
Real estate loans:
Commercial real estate	$ 29,109	$ -	$ -	$ 29,109
One- to- four family residential mortgage	1,827	-	-	1,827
Construction and land	2,070	-	-	2,070
Multifamily	1,530	-	-	1,530
Home equity and lines of credit	1,943	-	-	1,943
Total impaired real estate loans	36,479	-	-	36,479
Commercial and industrial loans	452	-	-	452
Other real estate owned	870	-	-	870
Total	$ 37,801	$ -	$ -	$ 37,801

The following table presents qualitative information for Level 3 assets measured at fair value on a non-recurring basis at March 31, 2013:

	Fair Value	Valuation Methodology	Unobservable Inputs	Range of Inputs
(in thousands)

Impaired loans	$ 34,245	Appraisals	Discount for costs to sell	7.0%
			Discount for quick sale	10.0% - 25.0%
			Discount for dated appraisal utilizing changes in real estate indexes	Varies
		Discounted cash flows	Interest rates	Varies

Other real estate owned	$ 870	Appraisals	Discount for costs to sell	7.0%
			Discount for dated appraisal utilizing changes in real estate indexes	Varies

Available for Sale Securities: The estimated fair values for mortgage-backed, GSE and corporate securities are obtained from an independent nationally recognized third-party pricing service.  The estimated fair values are derived primarily from cash flow models, which include assumptions for interest rates, credit losses, and prepayment speeds.  Broker/dealer quotes are utilized as well when such quotes are available and deemed representative of the market.  The significant inputs utilized in the cash flow models are based on market data obtained from sources independent of the Company (Observable Inputs), and are therefore classified as Level 2 within the fair value hierarchy.  The estimated fair values of equity securities, classified as Level 1, are derived from quoted market prices in active markets.  Equity securities consist of mutual funds.  There were no transfers of securities between Level 1 and Level 2 during the three months ended March 31, 2013.

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

Impaired Loans: At March 31, 2013 and December 31, 2012, the Company had originated impaired loans held-for-investment and held-for-sale with outstanding principal balances of $40.6 million and $43.7 million, respectively, which were recorded at their estimated fair value of $34.2 million and  $36.9 million, respectively.  The Company recorded net impairment charges of $156,000 and $78,000 for the three months ended March 31, 2013 and 2012, respectively, and charge-offs of $385,000 and $351,000 for the three months ended March 31, 2013 and 2012, respectively, utilizing Level 3 inputs.  For purposes of estimating fair value of impaired loans, management utilizes independent appraisals, if the loan is collateral dependent, adjusted downward by management, as necessary, for changes in relevant valuation factors subsequent to the appraisal date, or the present value of expected future cash flows for non-collateral dependent loans and troubled debt restructurings.

Other Real Estate Owned:  At March 31, 2013, and December 31, 2012, the Company had assets acquired through foreclosure, or deed in lieu of foreclosure, of $870,000 at both dates.  These assets were recorded at estimated fair value, less estimated selling costs when acquired, establishing a new cost basis.  Estimated fair value is generally based on independent appraisals.  These appraisals include adjustments to comparable assets based on the appraisers’ market knowledge and experience, and are considered Level 3 inputs.  When an asset is acquired, the excess of the loan balance over fair value, less estimated selling costs, is charged to the allowance for loan losses.  If the estimated fair value of the asset declines, a write-down is recorded through non-interest expense.  The valuation of foreclosed assets is subjective in nature and may be adjusted in the future because of changes in economic conditions.

There were no  subsequent valuation adjustments to other real estate owned (REO) for the three months ended March 31, 2013.  Operating costs after acquisition are expensed.

Fair Value of Financial Instruments

The FASB ASC Topic for Financial Instruments requires disclosure of the fair value of financial assets and financial liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring or non-recurring basis.  The methodologies for estimating the fair value of financial assets and financial liabilities that are measured at fair value on a recurring or non-recurring basis are discussed above.  The following methods and assumptions were used to estimate the fair value of other financial assets and financial liabilities not already discussed above:

(a)            Cash, Cash Equivalents, and Certificates of Deposit

Cash and cash equivalents are short-term in nature with original maturities of six months or less; the carrying amount approximates fair value.  Certificates of deposit having original terms of six-months or less; carrying value generally approximates fair value.  Certificates of deposit with an original maturity of six months or greater, the fair value is derived from discounted cash flows.

(b)            Securities (Held to Maturity)

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

(c)            Federal Home Loan Bank of New York Stock

The fair value for Federal Home Loan Bank of New York (FHLB) stock is its carrying value, since this is the amount for which it could be redeemed and there is no active market for this stock.

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

(f)            Deposits

The fair value of deposits with no stated maturity, such as non-interest bearing demand deposits, savings, NOW and money market accounts, is equal to the amount payable on demand.  The fair value of certificates of deposit is based on the discounted value of contractual cash flows.  The discount rate is estimated using the rates currently offered for deposits of similar remaining maturities.

(g)            Commitments to Extend Credit and Standby Letters of Credit

The fair value of commitments to extend credit and standby letters of credit is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties.  For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates.

The fair value of off‑balance sheet commitments is insignificant and therefore not included in the following table.

(h)            Borrowings

The fair value of borrowings is estimated by discounting future cash flows based on rates currently available for debt with similar terms and remaining maturity.

(i)            Advance Payments by Borrowers

Advance payments by borrowers for taxes and insurance have no stated maturity; the fair value is equal to the amount currently payable.

The estimated fair values of the Company’s significant financial instruments at March 31, 2013, and December 31, 2012, are presented in the following tables (in thousands):

	March 31, 2013
		Estimated Fair Value
	Carrying Value	Level 1	Level 2	Level 3	Total

Financial assets:
Cash and cash equivalents	$ 65,919	$ 65,919	$ -	$ -	$ 65,919
Trading securities	5,161	5,161	-	-	5,161
Securities available-for-sale	1,336,772	14,410	1,322,362	-	1,336,772
Federal Home Loan Bank of New York stock, at cost	11,679	-	11,679	-	11,679
Net loans held-for-investment	1,227,654	-	-	1,293,950	1,293,950
Financial liabilities:
Deposits	$ 1,624,554	$ -	$ 1,629,232	$ -	$ 1,629,232
Repurchase agreements and other borrowings	399,504	-	412,912	-	412,912
Advance payments by borrowers	5,944	-	5,944	-	5,944

	December 31, 2012
		Estimated Fair Value
	Carrying Value	Level 1	Level 2	Level 3	Total

Financial assets:
Cash and cash equivalents	$ 128,761	$ 128,761	$ -	$ -	$ 128,761
Trading securities	4,677	4,677	-	-	4,677
Securities available-for-sale	1,275,631	12,998	1,262,633	-	1,275,631
Securities held-to-maturity	2,220	-	2,309	-	2,309
Federal Home Loan Bank of New York stock, at cost	12,550	-	12,550	-	12,550
Loans held-for-sale	5,447	-	-	5,447	5,447
Net loans held-for-investment	1,216,558	-	-	1,289,599	1,289,599
Financial liabilities:
Deposits	$ 1,956,860	$ -	$ 1,962,053	$ -	$ 1,962,053
Repurchase agreements and other borrowings	419,122	-	432,719	-	432,719
Advance payments by borrowers	3,488	-	3,488	-	3,488

Limitations

Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument.  These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company’s entire holdings of a particular financial instrument.  Because no market exists for a significant portion of the Company’s financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors.  These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision.  Changes in assumptions could significantly affect the estimates.

            Fair value estimates are based on existing on‑ and off‑balance sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments.  In addition, the tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in the estimates.

Note 7 – Earnings Per Share

             Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of shares outstanding during the period.  For purposes of calculating  basic earnings per share, weighted average common shares outstanding excludes unallocated employee stock ownership plan (ESOP) shares that have not been committed for release and unvested restricted stock.

            Diluted earnings per share is computed using the same method as basic earnings per share, but reflects the potential dilution that could occur if stock options and unvested shares of restricted stock were exercised and converted into common stock.  These potentially dilutive shares are included in the weighted average number of shares outstanding for the period using the treasury stock method.  When applying the treasury stock method, we add: (1) the assumed proceeds from option exercises; (2) the tax benefit, if any, that would have been credited to additional paid-in capital assuming exercise of non-qualified stock options and vesting of shares of restricted stock; and (3) the average unamortized compensation costs related to unvested shares of restricted stock and stock options.  We then divide this sum by our average stock price for the period to calculate assumed shares repurchased.  The excess of the number of shares issuable over the number of shares assumed to be repurchased is added to basic weighted average common shares to calculate diluted earnings per share.

            The following is a summary of the Company’s earnings per share calculations and reconciliation of basic to diluted earnings per share for the periods indicated (dollars in thousands, except per share data):

	For the three months ended
	March 31,
	2013	2012
Net income available to common stockholders	$ 4,792	$ 4,948

Weighted average shares outstanding-basic	54,908,035	54,218,701
Effect of non-vested restricted stock and stock options outstanding	878,503	694,903
Weighted average shares outstanding-diluted	55,786,538	54,913,604

Earnings per share-basic	$ 0.09	$ 0.09
Earnings per share-diluted	$ 0.09	$ 0.09

Note 8 – Recent Accounting Pronouncements

In February 2013, the FASB issued ASU No. 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” This ASU adds new disclosure requirements for items reclassified out of accumulated other comprehensive income to be in a single location in the financial statements. The Company’s disclosures of the components of accumulated other comprehensive income are disclosed in its Statements of Comprehensive Income. For the three months ended March 31, 2013,  we reclassified $1.6 million of securities gains included in net income out of accumulated other comprehensive income. The new guidance became effective for all interim and annual periods beginning January 1, 2013 and is to be applied prospectively.  The adoption of these pronouncements resulted in a change to the presentation of the Company’s financial statements but did not have an impact on the Company’s financial condition or results of operations.

ITEM 2            MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report contains certain “forward-looking statements,” which can be identified by the use of such words as “estimate”, “project,” “believe,” “intend,” “anticipate,” “plan”, “seek”, “expect” and words of similar meaning.  These forward looking statements include, but are not limited to:

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

Because of these and other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements.  Except as required by law, we disclaim any intention or obligation to update or revise any forward-looking statements after the date of this Form 10-Q, whether as a result of new information, future events or otherwise.

Critical Accounting Policies

Note 1 to the Company’s Audited Consolidated Financial Statements for the year ended December 31, 2012, included in the Company’s Annual Report on Form 10-K, as supplemented by this report, contains a summary of significant accounting policies.  Various elements of these accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments.  Certain assets are carried in the Consolidated Balance Sheets at estimated fair value or the lower of cost or estimated fair value.  Policies with respect to the methodologies used to determine the allowance for loan losses, estimated cash flows of our PCI loans, and judgments regarding the valuation of intangible assets and securities as well as the valuation allowance against deferred tax assets are the most critical accounting policies because they are important to the presentation of the Company’s financial condition and results of operations, involve a higher degree of complexity, and require management to make difficult and subjective judgments which often require assumptions or estimates about highly uncertain matters. The use of different judgments, assumptions, and estimates could result in material differences in the results of operations or financial condition.  These critical accounting policies and their application are reviewed periodically and, at least annually, with the Audit Committee of the

Board of Directors.  For a further discussion of the critical accounting policies of the Company, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

Overview

This overview highlights selected information and may not contain all the information that is important to you in understanding our performance during the period.  For a more complete understanding of trends, events, commitments, uncertainties, liquidity, capital resources, and critical accounting estimates, you should read this entire document carefully, as well as our Annual Report on Form 10-K for the year ended December 31, 2012.

Net income amounted to $4.8 million for the three months ended March 31, 2013 as compared to $4.9 million for the three months ended March 31, 2012.  Basic and diluted earnings per share were $0.09 for each of the three months ended March 31, 2013, and March 31, 2012.  For the three months ended March 31, 2013, our return on average assets was 0.69% as compared to 0.84% for the three months ended March 31, 2012.  For the three months ended March 31, 2013, our return on average stockholders’ equity was 2.94% as compared to 5.18% for the three months ended March 31, 2012. Stockholders’ equity during the three months ended March 31, 2013 was increased by $330.1 million for net proceeds related to the stock conversion completed on January 24, 2013.

Assets increased by 1.1% to $2.84 billion at March 31, 2013, from $2.81 billion at December 31, 2012.  The increase in total assets reflected an increase in securities available-for-sale of $61.1 million, or 4.8%, an increase in net loans held-for-investment of $11.1 million, and an increase in other assets of $27.8 million, partially offset by a decrease in cash and cash equivalents of $62.8 million.  Deposits decreased $332.3 million to $1.62 billion at March 31, 2013, from $1.96 billion at December 31, 2012.  The decrease, excluding the deposits related to the second-step conversion of $289.6 million, was $42.8 million, or 2.6%, and related to decreases of $51.4 million in certificate of deposit and $10.0 million in money market accounts, partially offset by increases of $8.3 million in transaction accounts and $10.3 million in savings accounts.  Borrowed funds decreased $19.6 million to $399.5 million at March 31, 2013, from $419.1 million at December 31, 2012.

Comparison of Financial Condition at March 31, 2013, and December 31, 2012

Total assets increased $30.4 million, or 1.1%, to $2.84 billion at March 31, 2013, from $2.81 billion at December 31, 2012.  The increase was primarily attributable to increases in securities available-for-sale of $61.1 million, net loans held-for-investment of $11.1 million and other assets of $27.8 million, partially offset by a decrease in cash and cash equivalents of $62.8 million.

Cash and cash equivalents decreased $62.8 million, or 48.8%, to $65.9 million at March 31, 2013, from $128.8 million at December 31, 2012.  The decrease is a result of the Company deploying the proceeds from the stock conversion received in December of 2012 into higher yielding assets.

The Company’s securities available-for-sale portfolio totaled $1.34 billion at March 31, 2013, compared to $1.28 billion at December 31, 2012.  At March 31, 2013, $1.15 billion of the portfolio consisted of residential mortgage-backed securities issued or guaranteed by Fannie Mae, Freddie Mac, or Ginnie Mae.  The Company also held residential mortgage-backed securities not guaranteed by these three entities, referred to as “private label securities.”  The private label securities had an amortized cost of $6.7 million and an estimated fair value of $6.9 million at March 31, 2013.  In addition to the above mortgage-backed securities, the Company held $112.0 million in corporate bonds which were all rated investment grade at March 31, 2013, $55.5 million of bonds issued by the Federal Home Loan Bank system and $14.4 million of equity investments in mutual funds, which focus on investments that qualify under the Community Reinvestment Act and money market mutual funds.

Originated loans held-for-investment, net, totaled $1.09 billion at March 31, 2013, as compared to $1.07 billion at December 31, 2012.  The increase was primarily due to an increase in multifamily real estate loans, which increased $19.1 million, or 3.1%, to $629.2 million at March 31, 2013, from $610.1 million at December 31, 2012.  Currently, management is primarily focused on originating multifamily loans, with less emphasis on other loan types. The following table details our multifamily originations for the three months ended March 31, 2013 (dollars in thousands):

Originations	Weighted Average Interest Rate	Weighted Average Loan-to-Value Ratio	(F)ixed or (V)ariable	Months to Next Rate Change or Maturity for Fixed Rate Loans	Amortization Term
$ 24,829	3.76%	65%	V	120	25 to 30 Years
8,288	3.55%	67%	V	84	30 Years
10,421	3.65%	56%	V	60	20 to 30 Years
8,117	4.02%	46%	F	180	15 Years
1,770	4.39%	44%	F	120	10 Years
$ 53,425	3.77%	60%

Purchased credit-impaired (PCI) loans, primarily acquired as part of a transaction with the Federal Deposit Insurance Corporation, totaled $71.4 million at March 31, 2013, as compared to $75.3 million at December 31, 2012.

Bank owned life insurance increased $572,000, or 0.6%, to $93.6 million at March 31, 2013 from $93.0 million at December 31, 2012.  The increase resulted from income earned on bank owned life insurance for the three months ended March 31, 2013 partially offset by death benefits received.

Federal Home Loan Bank of New York stock, at cost, decreased $871,000, or 6.9%, to $11.7 million at March 31, 2013, from $12.6 million at December 31, 2012.  This decrease was attributable to a decrease in borrowings outstanding with the Federal Home Loan Bank of New York over the same time period.

            Premises and equipment, net, increased $601,000, or 2.0%, to $30.4 million at March 31, 2013, from $29.8 million at December 31, 2012.  This increase was primarily attributable the renovation of existing branches partially offset by depreciation.

Other real estate owned remained the same at $870,000 at both March 31, 2013 and December 31, 2012.

Other assets increased $27.8 million, or 143.5%, to $47.1 million at March 31, 2013, from $19.4 million at December 31, 2012.  The increase in other assets was primarily attributable to an increase in amounts due from securities brokers for securities sales that settled after March 31, 2013.

Deposits decreased $332.3 million, or 17.0%, to $1.62 billion at March 31, 2013, from $1.96 billion at December 31, 2012.  The decrease in deposits for the quarter ended March 31, 2013, excluding the deposits related to the second-step conversion of $289.6 million, was $42.8 million, or 2.56%, related to decreases of $51.4 million in certificates of deposit and $10.0 million in money market accounts, partially offset by increases of $8.3 million in transaction accounts and $10.3 million in savings accounts.

Borrowings decreased by $19.6 million, or 4.7%, to $399.5 million at March 31, 2013, from $419.1 million at December 31, 2012.  Management utilizes borrowings to mitigate interest rate risk, for short-term liquidity and to a lesser extent as part of leverage strategies.  The following is a table of term borrowing maturities (excluding capitalized leases and short-term borrowings) and the weighted average rate by year (dollars in thousands):

Year	Amount	Weighted Avg. Rate
2013	$ 53,000	3.91%
2014	66,500	2.90%
2015	114,500	2.63%
2016	108,910	2.18%
2017	50,003	1.41%
2018	2,000	3.39%
	$ 394,913	2.57%

Accrued expenses and other liabilities increased $50.7 million, to $69.6 million at March 31, 2013, from $18.9 million at December 31, 2012.  The increase was primarily attributable to an increase in amounts due to securities brokers for securities purchases settling after March 31, 2013.

Total stockholders’ equity increased by $329.1 million to $744.0 million at March 31, 2013, from $414.9 million at December 31, 2012.  This increase was primarily attributable to net income of $4.8 million for the quarter ended March 31, 2013, a $330.1 million increase related to the stock conversion net proceeds, and a  $1.4 million increase related to ESOP and equity award activity.  These increases were partially offset by a $3.9 million decrease in accumulated other comprehensive income and dividend payments of approximately $3.3 million.

Comparison of Operating Results for the Three Months Ended March 31, 2013 and 2012

Net income.  Net income was $4.8 million and $4.9 million for the quarters ended March 31, 2013, and 2012, respectively.  Significant variances from the comparable prior year period are as follows: a $1.8 million increase in net interest income, a $338,000 decrease in the provision for loan losses, a $719,000 decrease in non-interest income, a $1.7 million increase in non-interest expense, and a $109,000 decrease in income tax expense.

Interest income.  Interest income increased $777,000, or 3.4%, to $23.5 million for the three months ended March 31, 2013, from $22.7 million for the three months ended March 31, 2012.  Interest income on loans increased by $1.3 million, primarily attributable to an increase in the average balances of $177.2 million, partially offset by a decrease of 34 basis points in the yield earned.  The Company accreted interest income of $1.5 million for the quarter ended March 31, 2013, as compared to $1.6 million for the quarter ended March 31, 2012, related to its PCI loans. Interest income on loans for the quarter ended March 31, 2013, reflected prepayment loan income of $490,000 compared to $188,000 for the quarter ended March 31, 2012.  Interest income on mortgage backed securities decreased by $384,000, primarily attributable to a decrease of 56 basis points in the yield earned, partially offset by an increase in the average balance of $190.9 million.

Interest expense.   Interest expense decreased $1.1 million, or 18.3%, to $4.8 million for the three months ended March 31, 2013, from $5.8 million for the three months ended March 31, 2012. The decrease was comprised of a decrease of $386,000 in interest expense on deposits and a decrease in interest expense on borrowings of $677,000.  The decrease in interest expense on deposits was attributed to a decrease in the cost of interest bearing deposits of 19 basis points to 0.57% from 0.76%, partially offset by an increase in average balance of interest bearing deposit accounts of $174.3 million, or 13.0%, to $1.51 billion for the three months ended March 31, 2013, from $1.34 billion for the three months ended March 31, 2012.  The decrease in interest expense on borrowings was attributed to a decrease in the cost of 12 basis points to 2.62% for the three months ended March 31, 2013, from 2.74% for the three months ended March 31, 2012, and a decrease in average balances of borrowings of $77.6 million, or 16.1%, to $404.6 million for the three months ended March 31, 2013, from $482.2 million for the three months ended March 31, 2012.

Net Interest Income.  Net interest income for the quarter ended March 31, 2013, increased $1.8 million, or 10.9%, as the $280.3 million increase in our net interest-earning assets more than offset the 13 basis point decrease in our net interest margin to 2.91%.  The increase in average interest-earning assets was due primarily to increases in average loans outstanding of $177.2 million, mortgage-backed securities of $190.9 million and deposits in other financial institutions of $27.6 million, partially offset by a decrease in other securities of $17.9 million.  Rates paid on interest-bearing liabilities decreased 28 basis points to 1.00% for the current quarter as compared to 1.28% for the prior year comparable period.  This was offset by a 44 basis point decrease in yields earned on interest earning assets to 3.65% for the quarter ended March 31, 2013, compared to 4.09% for the comparable quarter in 2012.

Provision for Loan Losses.  The provision for loan losses decreased $338,000, or 55.0%, to $277,000 for the quarter ended March 31, 2013, from $615,000 for the quarter ended March 31, 2012.  The decrease in the provision for loan losses was due primarily to a decrease in our originated loan portfolio, excluding the sale of premium finance loans. Loans grew $19.3 million for the quarter ended March 31, 2013, as compared to $26.8 million during the quarter ended March 31, 2012, as well as a decrease in non-performing loans during the quarter ended March 31, 2013, as compared to the comparable prior year quarter.  During the quarter ended March 31, 2013, the Company recorded net charge-offs of $385,000 compared to net charge-offs of $351,000 for the quarter ended March 31, 2012.

Non-interest Income.  Non-interest income decreased $719,000, or 18.1%, to $3.3 million for the quarter ended March 31, 2013, from $4.0 million for the quarter ended March 31, 2012.  This decrease was primarily a result of a $324,000 decrease in gain on securities transactions, net, and a $278,000 decrease in other income. Securities gains in the first quarter of 2013 included $243,000 related to the Company’s trading portfolio, while the first quarter of 2012 included securities gains of $396,000 related to the Company’s trading portfolio.  The trading portfolio is utilized to fund the Company’s deferred compensation obligation to certain employees and directors of the plan.  The participants of this plan, at their election, defer a portion of their compensation.  Gains and losses on trading securities have no effect on net income since participants benefit from, and bear the full risk of changes in the trading securities market values.  Therefore, the Company records an equal and offsetting amount in compensation expense, reflecting the change in the Company’s obligations under the plan. Other non-interest income decreased by $278,000 to $39,000 for the quarter ended March 31, 2013, from $317,000 for the quarter ended March 31, 2012. The quarter ended March 31, 2012 included a gain related to the sale of the premium finance loan portfolio.

Non-interest Expense.  Non-interest expense increased $1.7 million, or 13.6%, for the quarter ended March 31, 2013, compared to the quarter ended March 31, 2012.  This is due primarily to a $625,000 increase in compensation and employee benefits which is related to increased staff due to branch openings, the Flatbush Federal Bancorp, Inc. merger (the Merger), and to a lesser extent salary adjustments effective January 1, 2013, partially offset by a decrease of $153,000 in expense related to the Company’s deferred compensation plan which, as described above, had no effect on net income.  Additionally, there is a $437,000 increase in occupancy expense primarily related to new branches, the Merger, and the renovation of existing branches, a $513,000 increase in data processing fees as a result of data conversion charges related to the Merger, and a $204,000 increase in other expenses partially offset by an $112,000 decrease in professional fees.

Income Tax Expense.  The Company recorded income tax expense of $2.6 million for the quarter ended March 31, 2013 compared to $2.7 million for the quarter ended March 31, 2012.  The effective tax rate for the quarter ended March 31, 2013 was 35.1%, compared to 35.3% for the quarter ended March 31, 2012.

NORTHFIELD BANCORP, INC.

ANALYSIS OF NET INTEREST INCOME

(Dollars in thousands)

	For the Three Months Ended March 31,
	2013			2012
	Average Outstanding Balance	Interest	Average Yield/ Rate (1)	Average Outstanding Balance	Interest	Average Yield/ Rate (1)
Interest-earning assets:
Loans (5)	$ 1,239,140	$ 16,487	5.40%	$ 1,061,927	$ 15,150	5.74%
Mortgage-backed securities	1,176,998	6,392	2.20	986,110	6,776	2.76
Other securities	110,261	441	1.62	128,171	653	2.05
Federal Home Loan Bank of New York stock	11,895	156	5.32	12,703	142	4.50
Interest-earning deposits in other financial institutions	75,668	40	0.21	48,035	18	0.15
Total interest-earning assets	2,613,962	23,516	3.65	2,236,946	22,739	4.09
Non-interest-earning assets	194,041			144,237
Total assets	$ 2,808,003			$ 2,381,183

Interest-bearing liabilities:
Savings, NOW, and money market accounts	$ 1,055,590	$ 887	0.34	$ 862,812	$ 1,096	0.51
Certificates of deposit	457,821	1,251	1.11	476,282	1,428	1.21
Total interest-bearing deposits	1,513,411	2,138	0.57	1,339,094	2,524	0.76
Borrowed funds	404,638	2,613	2.62	482,238	3,290	2.74
Total interest-bearing liabilities	1,918,049	4,751	1.00	1,821,332	5,814	1.28
Non-interest bearing deposit accounts	204,854			160,233
Accrued expenses and other liabilities	24,543			15,145
Total liabilities	2,147,446			1,996,710
Stockholders' equity	660,557			384,473
Total liabilities and stockholders' equity	$ 2,808,003			$ 2,381,183

Net interest income		$ 18,765			$ 16,925
Net interest rate spread (2)			2.65%			2.81%
Net interest-earning assets (3)	$ 695,913			$ 415,614
Net interest margin (4)			2.91%			3.04%
Average interest-earning assets to interest-bearing liabilities			136.28%			122.82%

(1)	Average yields and rates for the three months ended March 31, 2013 and 2012 are annualized.
(2)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(3)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average total interest-earning assets.
(5)	Loans include non-accrual loans.

Asset Quality

Purchased Credit Impaired Loans

PCI loans were recorded at estimated fair value using expected future cash flows deemed to be collectible on the date acquired.  Based on its detailed review of PCI loans and experience in loan workouts, management believes it has a reasonable expectation about the amount and timing of future cash flows and accordingly has classified PCI loans ($71.4 million at March 31, 2013 and $75.3 million at December 31, 2012) as accruing, even though they may be contractually past due.  At March 31, 2013, based on recorded contractual principal, 8.9% of PCI loans were past due 30 to 89 days, and 12.5% were past due 90 days or more.  At December 31, 2012, based on recorded contractual principal, 5.4% of PCI loans were past due 30 to 89 days, and 11.4% were past due 90 days or more.  The amount and timing of expected cash flows as of March 31, 2013, did not change significantly from our latest cash flow recast.

Originated and Acquired loans

The discussion that follows includes originated and acquired loans, both held-for-investment and held-for-sale.

The following table shows total non-performing assets for the current and previous four quarters and also shows, for the same dates, non-performing originated loans to total loans, Troubled Debt Restructurings (TDR) on which interest is accruing, and accruing loans delinquent 30 to 89 days (dollars in thousands).

	March 31,	December 31,	September 30,	June 30,	March 31,
	2013	2012	2012	2012	2012
Non-accruing loans:
Held-for-investment	$ 10,191	$ 10,348	$ 12,231	$ 12,680	$ 15,805
Held-for-sale	-	5,325	-	80	80
Non-accruing loans subject to restructuring agreements:
Held-for-investment	16,289	19,152	20,990	21,609	22,483
Held-for-sale	-	122	-	-	-
Total non-accruing loans	26,480	34,947	33,221	34,369	38,368
Loans 90 days or more past due and still accruing:
Held-for-investment	1,469	621	37	424	1,786
Total loans 90 days or more past due and still accruing	1,469	621	37	424	1,786
Total non-performing loans	27,949	35,568	33,258	34,793	40,154
Other real estate owned	870	870	633	2,139	2,444
Total non-performing assets	$ 28,819	$ 36,438	$ 33,891	$ 36,932	$ 42,598

Loans subject to restructuring agreements and still accruing	$ 25,891	$ 25,697	$ 24,099	$ 25,502	$ 25,047

Accruing loans 30 to 89 days delinquent	$ 20,589	$ 14,780	$ 9,998	$ 12,121	$ 22,075

Total Non-accruing Loans

Total non-accruing loans decreased $8.5 million to $26.5 million at March 31, 2013, from $35.0 million at December 31, 2012.  This decrease for the quarter was primarily attributable to $5.4 million of loans held-for-sale being sold, $697,000 of pay-offs and principal pay-downs, $96,000 of charge-offs, and the sale of $2.9 million of loans held-for-investment.  The above decreases in non-accruing loans during the quarter ended March 31, 2013, were partially offset by $690,000 of loans being placed on non-accrual status and advances on non-accruing loans of $15,000.

Delinquency Status of Total Non-accruing Loans

Generally, loans are placed on non-accrual status when they become 90 days or more delinquent, and remain on non-accrual status until they are brought current, have a minimum of six months of performance under the loan terms, and factors indicating reasonable doubt about the timely collection of payments no longer exist.  Therefore, loans may be current in accordance with their loan terms, or may be less than 90 days delinquent, and still be on non-accrual status.

The following tables detail the delinquency status of non-accruing loans (held-for-investment and held-for-sale) at March 31, 2013, and December 31, 2012 (dollars in thousands).  All delinquent loans in the following two tables are classified as held-for-investment, with the exception of $5.4 million of loans held-for-sale at December 31, 2012.

	March 31, 2013
	Days Past Due
Real estate loans:	0 to 29	30 to 89	90 or more	Total
Commercial	$ 9,930	$ 6,095	$ 2,629	$ 18,654
One -to- four family residential	233	644	2,253	3,130
Construction and land	2,085	-	-	2,085
Multifamily	-	-	279	279
Home equity and lines of credit	106	-	1,491	1,597
Commercial and industrial loans	449	182	104	735
Total non-accruing loans	$ 12,803	$ 6,921	$ 6,756	$ 26,480

	December 31, 2012
	Days Past Due
Real estate loans:	0 to 29	30 to 89	90 or more	Total
Commercial	$ 15,646	$ 442	$ 6,337	$ 22,425
One- to four-family residential	356	649	5,328	6,333
Construction and land	2,070	-	-	2,070
Multifamily	-	-	1,169	1,169
Home equity and lines of credit	107	-	1,587	1,694
Commercial and industrial loans	532	-	724	1,256
Total non-accruing loans	$ 18,711	$ 1,091	$ 15,145	$ 34,947

Loans Subject to Restructuring Agreements

Included in non-accruing loans are loans subject to restructuring agreements totaling $16.3 million and $19.3 million at March 31, 2013, and December 31, 2012, respectively.  At March 31, 2013, $6.1 million, or 37.5% of the $16.3 million were not performing in accordance with their restructured terms, as compared to $3.3 million, or 17.0%, at December 31, 2012.  One relationship accounts for $4.8 million, or 78.3%, of the $6.1 million of loans not performing in accordance with their restructured terms at March 31, 2013. The relationship is made of up of several loans totaling $8.1 million. The business and collateral are located in New Jersey. The real estate collateral consists of a first mortgage on a manufacturing facility and subordinated mortgages on other real estate. The manufacturing facility was appraised for $8.0 million in November 2012. Because of the nature of the collateral, the appraiser relied on the cost and sales approaches to value. The other collateral includes a subordinated mortgage on the primary residence of one of the principals that was appraised for $1.7 million in November 2012 and is subordinate to a first mortgage of less than $400,000. The loans are personally guaranteed by the principals.

The Company also holds loans subject to restructuring agreements that are on accrual status, which totaled $25.9 million and $25.7 million at March 31, 2013 and December 31, 2012, respectively.  At March 31, 2013, $19.8 million, or 76.5% of the $25.9 million were performing in accordance with their restructured terms, as compared to $25.7 million, or 100%, at December 31, 2012.  The entire $6.1 million balance of accruing loans not performing in accordance with their restructured terms at March 31, 2013 is related to one relationship which is included in the proceeding tables related to troubled debt restructured loans and 30 to 89 day delinquent loans under the heading of commercial real estate loans. The business and collateral are located in New Jersey. The real estate collateral consists of a first mortgage on a hotel and catering hall which was appraised for $9.5 million in March 2013.

The following table details the amounts and categories of the loans subject to restructuring agreements by loan type as of March 31, 2013 and December 31, 2012 (dollars in thousands).

	At March 31, 2013		At December 31, 2012
	Non-Accruing	Accruing	Non-Accruing	Accruing
Troubled debt restructurings:
Real estate loans:
Commercial	$ 13,066	$ 21,321	$ 16,046	$ 21,785
One- to four-family residential	489	978	612	569
Construction and land	2,085	-	2,070	-
Multifamily	-	2,132	-	2,041
Home equity and lines of credit	96	352	96	356
Commercial and industrial loans	553	1,108	451	946
Total	$ 16,289	$ 25,891	$ 19,275	$ 25,697

Not performing in accordance with restructured terms	37.54%	23.53%	17.04%	0.00%

Loans 90 Days or More Past Due and Still Accruing and Other Real Estate Owned

Loans 90 days or more past due and still accruing increased $848,000 to $1.5 million at March 31, 2013, from $621,000 at December 31, 2012, and primarily consist of residential loans.  Loans 90 days or more past due and still accruing at March 31, 2013, are considered well-secured and in the process of collection.

Other real estate owned was $870,000 at both March 31, 2013 and December 31, 2012, respectively.

Delinquency Status of Accruing Loans 30-89 Days Delinquent

Loans 30 to 89 days delinquent and on accrual status at March 31, 2013 totaled $20.6 million, an increase of $5.8 million from the December 31, 2012, balance of $14.8 million.  The following tables set forth delinquencies for accruing loans by type and by amount at March 31, 2013, and December 31, 2012 (dollars in thousands).

	March 31, 2013	December 31, 2012
Real estate loans:
Commercial	$ 8,247	$ 4,736
One- to four-family residential	7,241	5,584
Construction and land	611	159
Multifamily	2,742	2,731
Home equity and lines of credit	247	44
Commercial and industrial loans	1,467	1,467
Other loans	34	59
Total delinquent accruing loans	$ 20,589	$ 14,780

Liquidity and Capital Resources

Liquidity.  The overall objective of our liquidity management is to ensure the availability of sufficient funds to meet financial commitments and to take advantage of lending and investment opportunities.  We manage liquidity in order to meet deposit withdrawals on demand or at contractual maturity, to repay borrowings as they mature, and to fund new loans and investments as opportunities arise.

Our primary sources of funds are deposits, principal and interest payments on loans and securities, borrowed funds, the proceeds from maturing securities and short-term investments, and to a lesser extent the proceeds from the sales of loans and securities and wholesale borrowings.  The scheduled amortization of loans and securities, as well as proceeds from borrowed funds, are predictable sources of funds.  Other funding sources, however, such as deposit inflows and loan prepayments are greatly influenced by market interest rates, economic conditions, and competition.  Northfield Bank is a member of the Federal Home Loan Bank of New York, which provides an additional source of short-term and long-term funding.  Northfield Bank also has borrowing capabilities with the Federal Reserve on a short-term basis.  The Bank’s borrowed funds, excluding capitalized lease obligations and floating rate advances, were $394.9 million at March 31, 2013, at a weighted average interest rate of 2.57%.  A total of $83.5 million of these borrowings will mature in less than one year.  Borrowed funds, excluding capitalized lease obligations and floating rate advances, were $414.3 million at December 31, 2012.  The Company has the ability to obtain additional funding from the FHLB and Federal Reserve Bank discount window of approximately $879.7 million, utilizing unencumbered securities of $769.2 million and multifamily loans of $200.4 million at March 31, 2013.  The Company expects to have sufficient funds available to meet current commitments in the normal course of business.

Capital Resources.  At March 31, 2013, and December 31, 2012, Northfield Bank exceeded all regulatory capital requirements to which it is subject.

	Actual Ratio	Minimum Required for Capital Adequacy Purposes	Minimum Required to Be Well Capitalized under Prompt Corrective Action Provisions
As of March 31, 2013:
Tangible capital to tangible assets	18.30%	1.50%	NA
Tier 1 capital (core) – (to adjusted assets)	18.30	4.00	5.00%
Total capital (to risk-weighted assets)	30.21	8.00	10.00

As of December 31, 2012:
Tangible capital to tangible assets	12.65%	1.50%	NA
Tier 1 capital (core) – (to adjusted assets)	12.65	4.00	5.00%
Total capital (to risk-weighted assets)	22.30	8.00	10.00

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

Off-Balance Sheet Arrangements and Contractual Obligations

In the normal course of operations, the Company engages in a variety of financial transactions that, in accordance with U.S. generally accepted accounting principles, are not recorded in the financial statements.  These transactions primarily relate to lending commitments.

The following table shows the contractual obligations of the Company by expected payment period as of March 31, 2013:

Contractual Obligation	Total	Less than One Year	One to less than Three Years	Three to less than Five Years	Five Years and greater
(in thousands)
Debt obligations (excluding capitalized leases)	$ 394,913	$ 83,500	$ 201,500	$ 109,913	$ -
Commitments to originate loans	$ 35,963	$ 35,963	$ -	$ -	$ -
Commitments to fund unused lines of credit	$ 75,056	$ 75,056	$ -	$ -	$ -

Commitments to originate loans and commitments to fund unused lines of credit are agreements to lend additional funds to customers as long as there have been no violations of any of the conditions established in the agreements (original or restructured).  Commitments generally have a fixed expiration or other termination clauses which may or may not require payment of a fee.  Since some of these loan commitments are expected to expire without being drawn upon, total commitments do not necessarily represent future cash requirements.

             For further information regarding our off-balance sheet arrangements and contractual obligations, see Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

ITEM 3.            QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

The management risk committee aims to manage interest risk by structuring the balance sheet to maximize net interest income while maintaining an acceptable level of risk exposure to changes in market interest rates.  Liquidity, interest rate risk, and profitability are all considered to reach such a goal.  Various asset/liability strategies are used to manage and control the interest rate sensitivity of our assets and liabilities.  These strategies include pricing of loans and deposit products, adjusting the terms of loans and borrowings, and managing the deployment of our securities and short-term assets to manage mismatches in interest rate re-pricing.

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

            The table below sets forth, as of March 31, 2013, our calculation of the estimated changes in our NPV, NPV ratio, and percent change in net interest income that would result from the designated instantaneous and sustained changes in interest rates.  Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied on as indicative of actual results (dollars in thousands).

			NPV
Change in Interest Rates (basis points)	Estimated Present Value of Assets	Estimated Present Value of Liabilities	Estimated NPV	Estimated Change In NPV	Estimated NPV/Present Value of Assets Ratio	Net Interest Income Percent Change
+400	$ 2,582,156	$ 1,949,940	$ 632,216	$ (193,515)	24.48%	(6.17)%
+300	2,654,556	1,980,966	673,590	(152,141)	25.37	(3.98)
+200	2,742,042	2,012,983	729,059	(96,672)	26.59	(1.86)
+100	2,827,596	2,046,035	781,561	(44,170)	27.64	(0.26)
0	2,905,903	2,080,172	825,731	-	28.42	0.00
(100)	2,949,889	2,108,178	841,711	15,980	28.53	(2.43)
(200)	2,988,816	2,117,099	871,717	45,986	29.17	(5.24)

The table above indicates that at March 31, 2013, in the event of a 400 basis point increase in interest rates, we would experience a 394 basis point decrease in NPV ratio (28.42% versus 24.48%), and a 6.17% decrease in net interest income.  In the event of a 200 basis point decrease in interest rates, we would experience a 75 basis point increase in NPV ratio (28.42% versus

29.17%) and a 5.24% decrease in net interest income.  Our policies provide that, in the event of a 400 basis point increase or less in interest rates, our net present value ratio should decrease by no more than 500 basis points and our projected net interest income should decrease by no more than 44%.  Additionally, our policy states that our net portfolio value should be at least 8% of total assets before and after such shock. At March 31, 2013, we were in compliance with all board approved policies with respect to interest rate risk management.

            Certain shortcomings are inherent in the methodologies used in determining interest rate risk through changes in NPV and net interest income.  Modeling requires making certain assumptions that may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates.  In this regard, the NPV and net interest income information presented assume that the composition of our interest-sensitive assets and liabilities existing at the beginning of a period remains constant over the period being measured and assume that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration or repricing of specific assets and liabilities.  Accordingly, although interest rate risk calculations provide an indication of our interest rate risk exposure at a particular point in time, such measurements are not intended to and do not provide a precise forecast of the effect of changes in market interest rates on our net interest income and will differ from actual results.

ITEM 4.            CONTROLS AND PROCEDURES

            An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of March 31, 2013.  Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

            During the quarter ended March 31, 2013, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

ITEM 1.     LEGAL PROCEEDINGS

The Company and subsidiaries are subject to various legal actions arising in the normal course of business.  In the opinion of management, the resolution of these legal actions is not expected to have a material adverse effect on the Company’s financial condition or results of operations.

ITEM 1A.  RISK FACTORS

During the three months ended March 31, 2013, there have been no material changes to the risk factors as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012, as filed with the SEC.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	Unregistered Sale of Equity Securities. There were no sales of unregistered securities during the period covered by this report.
(b)	Use of Proceeds. Not applicable
(c)	Repurchases of Our Equity Securities. None

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

None

ITEM  4.     MINE SAFETY DISCLOSURES

Not applicable

ITEM 5.     OTHER INFORMATION

None

ITEM 6.      EXHIBITS

The exhibits required by Item 601 of Regulation S-K are included with this Form 10-Q and are listed on the “Index to Exhibits” immediately following the Signatures.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTHFIELD BANCORP, INC.

(Registrant)

Date: May 10, 2013

/s/ John W. Alexander
John W. Alexander
Chairman and Chief Executive Officer

/s/ William R. Jacobs
William R. Jacobs
Chief Financial Officer
(Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit
Number	Description

31.1	Certification of John W. Alexander, Chairman, President and Chief Executive Officer, Pursuant to Rule 13a-14(a) and Rule 15d-14(a)*

31.2	Certification of William R. Jacobs, Chief Financial Officer, Pursuant to Rule 13a-14(a) and Rule 15d-14(a)*

32

Certification of John W. Alexander, Chairman and Chief Executive Officer, and William R. Jacobs,  Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101

The following materials from the Company’s Report on Form 10-Q for the quarter ended March 31, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Changes in Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements**

*   Filed herewith.

** Furnished, not filed