Form 10-Q
period 2013-06-30
Northfield Bancorp, Inc.
filed 2013-08-09
CIK 1493225

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON,  D.C. 20549

FORM 10-Q

[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June  30, 2013

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

58,226,326 shares of Common Stock, par value $0.01 per share, were issued and outstanding as of August 2, 2013.

NORTHFIELD BANCORP, INC.

Form 10-Q Quarterly Report

PART I

ITEM1            FINANCIAL STATEMENTS

NORTHFIELD BANCORP, INC.

CONSOLIDATED BALANCE SHEETS
June  30, 2013,  and December 31, 2012

(In thousands, except share amounts)

	June 30, 2013	December 31, 2012
	(Unaudited)
ASSETS:
Cash and due from banks	$ 12,344	$ 25,354
Interest-bearing deposits in other financial institutions	13,009	103,407
Total cash and cash equivalents	25,353	128,761
Trading securities	5,268	4,677
Securities available-for-sale, at estimated fair value
(encumbered $249,490 in 2013 and $254,190 in 2012)	1,142,128	1,275,631
Securities held-to-maturity, at amortized cost (estimated fair value of $2,309 in 2012)
(encumbered $0 in 2012)	-	2,220
Loans held-for-sale	557	5,447
Purchased credit-impaired (PCI) loans held-for-investment	68,191	75,349
Loans acquired	92,197	101,433
Originated loans held-for-investment, net	1,172,388	1,066,200
Loans held-for-investment, net	1,332,776	1,242,982
Allowance for loan losses	(26,820)	(26,424)
Net loans held-for-investment	1,305,956	1,216,558
Accrued interest receivable	8,147	8,154
Bank owned life insurance	110,438	93,042
Federal Home Loan Bank of New York stock, at cost	12,847	12,550
Premises and equipment, net	30,421	29,785
Goodwill	16,159	16,159
Other real estate owned	776	870
Other assets	32,168	19,347
Total assets	$ 2,690,218	$ 2,813,201

LIABILITIES AND STOCKHOLDERS’ EQUITY:
LIABILITIES:
Deposits	$ 1,533,951	$ 1,956,860
Securities sold under agreements to repurchase	226,000	226,000
Other borrowings	186,337	193,122
Advance payments by borrowers for taxes and insurance	5,673	3,488
Accrued expenses and other liabilities	18,682	18,858
Total liabilities	1,970,643	2,398,328

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value; 10,000,000 shares authorized, none issued or outstanding	-	-
Common stock, $0.01 par value: 150,000,000 shares authorized, 58,212,604 and 46,904,286 shares issued at June 30, 2013, and December 31, 2012, respectively, 58,212,604
and 41,486,819 outstanding at June 30, 2013 and December 31, 2012, respectively	582	469
Additional paid-in-capital	506,550	230,253
Unallocated common stock held by employee stock ownership plan	(27,682)	(13,965)
Retained earnings	238,707	249,892
Accumulated other comprehensive income	1,418	18,231
Treasury stock at cost; 0 and 5,417,467 shares at June 30, 2013 and December 31, 2012, respectively	-	(70,007)
Total stockholders’ equity	719,575	414,873
Total liabilities and stockholders’ equity	$ 2,690,218	$ 2,813,201

See accompanying notes to consolidated financial statements.

NORTHFIELD BANCORP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
Three and Six months ended June 30, 2013, and 2012

(Unaudited)

(In thousands, except share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Interest income:
Loans	$ 16,707	$ 14,875	$ 33,194	$ 30,025
Mortgage-backed securities	5,606	6,843	11,998	13,619
Other securities	502	890	943	1,543
Federal Home Loan Bank of New York dividends	118	142	274	284
Deposits in other financial institutions	21	10	61	28
Total interest income	22,954	22,760	46,470	45,499
Interest expense:
Deposits	1,600	2,461	3,738	4,985
Borrowings	2,599	3,286	5,212	6,576
Total interest expense	4,199	5,747	8,950	11,561
Net interest income	18,755	17,013	37,520	33,938
Provision for loan losses	417	544	694	1,159
Net interest income after provision for loan losses	18,338	16,469	36,826	32,779
Non-interest income:
Fees and service charges for customer services	773	763	1,484	1,565
Income on bank owned life insurance	824	710	1,589	1,429
Gain on securities transactions, net	385	(77)	2,198	2,060
Other-than-temporary impairment losses on securities	(362)	-	(434)	-
Portion recognized in other comprehensive income (before taxes)	-	-	-	-
Net impairment losses on securities recognized in earnings	(362)	-	(434)	-
Other	78	34	117	351
Total non-interest income	1,698	1,430	4,954	5,405
Non-interest expense:
Compensation and employee benefits	6,602	5,644	13,514	11,931
Occupancy	2,458	2,064	4,860	4,029
Furniture and equipment	454	356	883	689
Data processing	954	920	2,550	2,003
Professional fees	722	938	1,468	1,796
FDIC insurance	365	383	752	809
Other	1,654	1,496	3,548	3,186
Total non-interest expense	13,209	11,801	27,575	24,443
Income before income tax expense	6,827	6,098	14,205	13,741
Income tax expense	2,528	2,150	5,114	4,845
Net income	$ 4,299	$ 3,948	$ 9,091	$ 8,896
Net income per common share:
Basic	$ 0.08	$ 0.07	$ 0.17	$ 0.16
Diluted	$ 0.08	$ 0.07	$ 0.16	$ 0.16
Other comprehensive (loss) income:
Unrealized (losses) gains on securities:
Net unrealized holding (losses) gains on securities	$ (21,216)	$ 2,173	$ (26,130)	$ 3,965
Less: reclassification adjustment for gains included in net income (included in gain on securities transactions, net)	(322)	(66)	(1,892)	(1,807)
Net unrealized (losses) gains	(21,538)	2,107	(28,022)	2,158
Reclassification adjustment for OTTI impairment included in net income (included OTTI losses on securities)	362	-	434	-
Other comprehensive (loss) income , before tax	(21,176)	2,107	(27,588)	2,158
Income tax (benefit) expense related to net unrealized holding (losses) gains on securities	(8,269)	868	(10,192)	1,586
Income tax expense related to reclassification adjustment for gains included in net income	(129)	(26)	(757)	(723)
Income tax benefit related to reclassification adjustment for OTTI impairment included in net income	145	-	174	-
Other comprehensive (loss) income, net of tax	(12,923)	1,265	(16,813)	1,295
Comprehensive (loss) income	$ (8,624)	$ 5,213	$ (7,722)	$ 10,191

See accompanying notes to consolidated financial statements.

NORTHFIELD BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Six months ended June  30, 2013, and 2012

(Unaudited)

(In thousands, except share data)

				Unallocated		Accumulated
				Common Stock		Other
	Common Stock		Additional	Held by the		Comprehensive		Total
		Par	Paid-in	Employee Stock	Retained	Income (Loss),	Treasury	Stockholders'
	Shares	Value	Capital	Ownership Plan	Earnings	Net of tax	Stock	Equity

Balance at December 31, 2011	45,632,611	$ 456	$ 209,302	$ (14,570)	$ 235,776	$ 17,470	$ (65,784)	$ 382,650
Comprehensive income:
Net income					8,896			8,896
Other comprehensive income, net of tax						1,295		1,295
ESOP shares allocated or committed to be released			118	291				409
Stock compensation expense			1,498					1,498
Additional tax benefit on equity awards			204					204
Cash dividends declared ($0.09 per common share)					(1,716)			(1,716)
Treasury stock (average cost of $9.84 per share)							(4,344)	(4,344)
Balance at June 30, 2012	45,632,611	$ 456	$ 211,122	$ (14,279)	$ 242,956	$ 18,765	$ (70,128)	$ 388,892

Balance at December 31, 2012	46,904,286	$ 469	$ 230,253	$ (13,965)	$ 249,892	$ 18,231	$ (70,007)	$ 414,873
Comprehensive income:
Net income					9,091			9,091
Other comprehensive income, net of tax						(16,813)		(16,813)
ESOP shares allocated or committed to be released			207	507				714
Stock compensation expense			1,567					1,567
Additional tax benefit on equity awards			296					296
Corporate reorganization:
Merger of Northfield Bancorp, MHC	(24,641,684)	(246)	370					124
Exchange of common stock	(16,845,135)	(169)	169					0
Treasury stock retired	(5,417,467)	(54)	(69,953)				70,007	0
Proceeds of stock offering, net of costs	58,199,819	582	329,396					329,978
Purchase of common stock by ESOP			14,224	(14,224)				0
Exercise of stock options	12,785		21					21
Cash dividends declared ($0.37 per common share)					(20,276)			(20,276)
Balance at June 30, 2013	58,212,604	$ 582	$ 506,550	$ (27,682)	$ 238,707	$ 1,418	$ -	$ 719,575

See accompanying notes to consolidated financial statements.

NORTHFIELD BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Six months ended June  30, 2013, and 2012

(Unaudited) (In thousands)

	2013	2012
Cash flows from operating activities:
Net income	$ 9,091	$ 8,896
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	694	1,159
ESOP and stock compensation expense	2,281	1,907
Depreciation	1,756	1,336
Amortization of premiums, and deferred loan costs, net of (accretion) of discounts, and deferred loan fees	1,175	504
Amortization intangible assets	223	163
Income on bank owned life insurance	(1,589)	(1,429)
Net gain on sale of loans held-for-sale	(9)	(123)
Proceeds from sale of loans held-for-sale	7,183	10,161
Origination of loans held-for-sale	(2,284)	(6,493)
Gain on securities transactions, net	(2,198)	(2,060)
Net purchases of trading securities	(285)	(91)
Decrease in accrued interest receivable	7	820
(Increase) decrease in other assets	(1,835)	1,747
Decrease in accrued expenses and other liabilities	(176)	(1,506)
Net cash provided by operating activities	14,034	14,991
Cash flows from investing activities:
Net (increase) decrease in loans receivable	(90,451)	384
Redemptions of Federal Home Loan Bank of New York stock, net	(297)	(1,531)
Purchases of securities available-for-sale	(264,594)	(466,713)
Principal payments and maturities on securities available-for-sale	224,662	217,587
Principal payments and maturities on securities held-to-maturity	2,219	784
Proceeds from sale of securities available-for-sale	146,490	130,276
Purchases of bank owned life insurance	(16,000)	-
Death benefits received from bank owned life insurance	193	-
Proceeds from sale of other real estate owned	94	1,416
Purchases and improvements of premises and equipment	(2,392)	(4,494)
Net cash used in investing activities	(76)	(122,291)
Cash flows from financing activities:
Net (decrease) increase in deposits	(133,355)	49,655
Dividends paid	(20,276)	(1,716)
Net proceeds from sale of common stock	54,648	-
Merger of Northfield Bancorp, MHC	124	-
Purchase of common stock for ESOP	(14,224)	-
Exercise of stock options	21	-
Purchase of treasury stock	-	(4,344)
Additional tax benefit on equity awards	296	204
Increase in advance payments by borrowers for taxes and insurance	2,185	976
Repayments under capital lease obligations	(140)	(122)
Proceeds from securities sold under agreements to repurchase and other borrowings	56,301	175,759
Repayments related to securities sold under agreements to repurchase and other borrowings	(62,946)	(144,000)
Net cash (used in) provided by financing activities	(117,366)	76,412
Net decrease in cash and cash equivalents	(103,408)	(30,888)
Cash and cash equivalents at beginning of period	128,761	65,269
Cash and cash equivalents at end of period	$ 25,353	$ 34,381

Supplemental cash flow information:
Cash paid during the period for:
Interest	$ 8,865	$ 11,741
Income taxes	9,449	4,229
Non-cash transactions:
Loans charged-off, net	298	953
Other real estate owned write-downs	-	101
Transfers of loans to other real estate owned	-	306
Deposits utilized to purchase common stock	289,554	-

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

            In the opinion of management, all adjustments (consisting solely of normal and recurring adjustments) necessary for the fair presentation of the consolidated financial condition and the consolidated results of operations for the unaudited periods presented have been included.  The results of operations and other data presented for the three and six months ended June  30, 2013, are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2013.  Certain prior year amounts have been reclassified to conform to the current year presentation.

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

On January 24, 2013, Northfield Bancorp, Inc. completed its conversion from the mutual holding company to the stock holding company form of organization. A total of 35,558,927 shares of common stock were sold in the subscription and community offerings at a price of $10.00 per share, including 1,422,357 shares of common stock purchased by the Northfield Bank Employee Stock Ownership Plan. As part of the conversion, each existing share of Northfield-Federal common stock held by public shareholders was converted into the right to receive 1.4029 shares of Northfield-Delaware common stock. The exchange ratio ensured that, after the conversion and offering, the public shareholders of Northfield-Federal maintained approximately the same ownership interest in Northfield-Delaware as they owned previously. 58,199,819 shares of Northfield-Delaware common stock were outstanding after the completion of the offering and the exchange. The Company incurred costs of approximately $11.5 million related to the conversion.

Share amounts at December 31, 2012, have been restated to reflect the conversion at a rate of 1.4029-to-one, unless noted otherwise.

Note 2 – Securities

            The following is a comparative summary of mortgage-backed securities and other securities available-for-sale at June 30, 2013, and December 31, 2012 (in thousands):

	June 30, 2013
		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
	cost	gains	losses	value
Mortgage-backed securities:
Pass-through certificates:
Government sponsored enterprises (GSE)	$ 413,460	$ 10,951	$ 3,810	$ 420,601
Real estate mortgage investment conduits (REMICs):
GSE	581,379	2,514	6,274	577,619
Non-GSE	5,654	184	27	5,811
	1,000,493	13,649	10,111	1,004,031
Other securities:
GSE bonds	30,494	-	263	30,231
Equity investments-mutual funds	12,195	-	-	12,195
Corporate bonds	96,114	141	584	95,671
	138,803	141	847	138,097
Total securities available-for-sale	$ 1,139,296	$ 13,790	$ 10,958	$ 1,142,128

	December 31, 2012
		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
	cost	gains	losses	value
Mortgage-backed securities:
Pass-through certificates:
GSE	$ 456,441	$ 22,996	$ 99	$ 479,338
Real estate mortgage investment conduits (REMICs):
GSE	694,087	7,092	62	701,117
Non-GSE	7,543	266	33	7,776
	1,158,071	30,354	194	1,188,231
Other securities:
Equity investments-mutual funds	12,998	—	—	12,998
Corporate bonds	73,708	694	—	74,402
	86,706	694	—	87,400
Total securities available-for-sale	$ 1,244,777	$ 31,048	$ 194	$ 1,275,631

            The following is a summary of the expected maturity distribution of debt securities available-for-sale, other than mortgage-backed securities, at June 30, 2013 (in thousands):

Available-for-sale	Amortized cost	Estimated fair value
Due in one year or less	$ -	$ -
Due after one year through five years	126,608	125,902
	$ 126,608	$ 125,902

Expected maturities on mortgage-backed securities may differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without penalties.

For the three months and six months ended June 30, 2013, the Company had gross proceeds of $121.4 million and $146.5 million, respectively, on sales of securities available-for-sale with gross realized gains of approximately $363,000 and $2.1 million, respectively, and gross realized losses of $41,000 and $177,000, respectively.  For the three and six months ended June 30, 2012, the Company had gross proceeds of $31.5 million and $130.3 million, respectively, on sales of securities available-for-sale with gross realized gains of approximately $66,000 and $1.8 million, respectively, and no gross realized losses.  The Company recognized $63,000 and $306,000 in gains on its trading securities portfolio during the three and six months ended June 30, 2013, respectively.  The Company recognized $106,000 in losses and $253,000 in gains on its trading securities portfolio during the three and six months ended June 30, 2012, respectively.  The Company recognized $362,000 and $434,000  of  other-than-temporary impairment charges during the three and six months ended June 30, 2013, respectively, and did not recognize any other-than-temporary impairment charges during the three and six months ended June 30, 2012.

Activity related to the credit component recognized in earnings on debt securities for which a portion of other-than-temporary impairment was recognized in accumulated other comprehensive income for the three and six months ended June 30, 2013 and 2012, is as follows (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2013	2012	2013	2012
Balance, beginning of period	$ -	$ 578	$ -	$ 578
Additions to the credit component on debt securities in which other-than-temporary
impairment was not previously recognized	-	-	-	-
Cumulative pre-tax credit losses, end of period	$ -	$ 578	$ -	$ 578

Gross unrealized losses on mortgage-backed securities, equity investments, and corporate bonds available-for-sale, and the estimated fair value of the related securities, aggregated by security category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2013, and December 31, 2012, were as follows (in thousands):

	June 30, 2013
	Less than 12 months		12 months or more		Total
	Unrealized	Estimated	Unrealized	Estimated	Unrealized	Estimated
	losses	fair value	losses	fair value	losses	fair value
Mortgage-backed securities:
Pass-through certificates:
GSE	$ 3,810	$ 168,856	$ -	$ -	$ 3,810	$ 168,856
REMICs:
GSE	6,243	308,594	31	28,640	6,274	337,234
Non-GSE	-	-	27	488	27	488
Other securities:
GSE bonds	263	30,231	-	-	263	30,231
Corporate bonds	584	85,297	-	-	584	85,297
Total	$ 10,900	$ 592,978	$ 58	$ 29,128	$ 10,958	$ 622,106

December 31, 2012
	Less than 12 months		12 months or more		Total
	Unrealized	Estimated	Unrealized	Estimated	Unrealized	Estimated
	losses	fair value	losses	fair value	losses	fair value
Mortgage-backed securities:
Pass-through certificates:
GSE	$ 99	$ 14,156	$ -	$ -	$ 99	$ 14,156
REMICs:
GSE	58	100,310	4	7,633	62	107,943
Non-GSE	-	-	33	604	33	604
Total	$ 157	$ 114,466	$ 37	$ 8,237	$ 194	$ 122,703

The Company held five REMIC mortgage-backed securities issued or guaranteed by GSEs and one REMIC mortgage-backed security not issued or guaranteed by GSEs that were in a continuous unrealized loss position of greater than twelve months at June 30, 2013.  There were 65 pass-through mortgage-backed securities issued or guaranteed by GSEs,  14 REMIC mortgage-backed securities issued or guaranteed by GSEs,  one GSE bond, and 18 corporate bonds that were in an unrealized loss position of less than twelve months, and rated investment grade at June 30, 2013.  The declines in value relate to the general interest rate environment and are considered temporary.  The securities cannot be prepaid in a manner that would result in the Company not receiving substantially all of its amortized cost.  The Company neither has an intent to sell, nor is it more likely than not that the Company will be required to sell, the securities before the recovery of their amortized cost basis or, if necessary, maturity.

            The fair values of our investment securities could decline in the future if the underlying performance of the collateral for the collateralized mortgage obligations or other securities deteriorates and our credit enhancement levels do not provide sufficient protections to our contractual principal and interest.

Note 3 – Loans

Net loans held-for-investment is as follows (in thousands):

	June 30,	December 31,
	2013	2012
Real estate loans:
Multifamily	$ 696,932	$ 610,129
Commercial mortgage	325,796	315,450
One-to-four family residential mortgage	66,264	64,733
Home equity and lines of credit	40,841	33,573
Construction and land	23,715	23,243
Total real estate loans	1,153,548	1,047,128
Commercial and industrial loans	14,803	14,786
Other loans	1,499	1,830
Total commercial and industrial and other loans	16,302	16,616
Deferred loan cost, net	2,538	2,456
Originated loans held-for-investment, net	1,172,388	1,066,200
PCI Loans	68,191	75,349
Loans acquired:
Multifamily	4,791	5,763
Commercial mortgage	16,020	17,053
One-to-four family residential mortgage	71,010	78,237
Construction and land	376	380
Total loans acquired	92,197	101,433
Loans held for investment, net	1,332,776	1,242,982
Allowance for loan losses	(26,820)	(26,424)
Net loans held-for-investment	$ 1,305,956	$ 1,216,558

Loans held-for-sale amounted to $557,000 and  $5.4 million at June 30, 2013, and December 31, 2012, respectively.

PCI loans, primarily acquired as part of a Federal Deposit Insurance Corporation-assisted transaction, totaled $68.2 million at June 30, 2013, as compared to $75.3 million at December 31, 2012.   The Company accounts for PCI loans utilizing generally accepting accounting principles applicable to loans acquired with deteriorated credit quality.  PCI loans consist of approximately 37% commercial real estate and 48% commercial and industrial loans, with the remaining balance in residential and home equity loans.  The following details the accretion of interest income for the periods indicated:

	Three months ended		Six months ended
	June 30,		June 30,
	2013	2012	2013	2012
Balance at the beginning of period	$ 41,908	$ 40,873	$ 43,431	$ 42,493
Accretion into interest income	(1,454)	(1,562)	(2,977)	(3,182)
Balance at end of period	$ 40,454	$ 39,311	$ 40,454	$ 39,311

Activity in the allowance for loan losses is as follows (in thousands):

	At or for the six months ended June 30,
	2013	2012
Beginning balance	$ 26,424	$ 26,836
Provision for loan losses	694	1,159
Charge-offs, net	(298)	(953)
Ending balance	$ 26,820	$ 27,042

The following tables set forth activity in our allowance for loan losses, by loan type, for the six months ended June 30, 2013, and the year ended December 31, 2012.  The following tables also detail the amount of originated and acquired loans held-for-investment, net of deferred loan fees and costs, that are evaluated individually, and collectively, for impairment, and the related portion of the allowance for loan losses that is allocated to each loan portfolio segment, as of June 30, 2013, and December 31, 2012 (in thousands). There was no related allowance for acquired loans as of June 30, 2013, and December 31, 2012.

June 30, 2013
Real Estate
	Commercial	One-to-Four Family	Construction and Land	Multifamily	Home Equity and Lines of Credit	Commercial and Industrial	Other	Unallocated	Originated Loans Total	Purchased Credit-Impaired	Total
Allowance for loan losses:
Beginning Balance	$ 13,343	$ 623	$ 994	$ 7,086	$ 623	$ 2,297	$ 21	$ 1,201	$ 26,188	$ 236	$ 26,424
Charge-offs	(651)	(1)	-	(154)	(96)	-	(25)	-	(927)	-	(927)
Recoveries	12	-	556	9	-	32	20	-	629	-	629
Provisions	(203)	174	(758)	1,089	356	(121)	28	129	694	-	694
Ending Balance	$ 12,501	$ 796	$ 792	$ 8,030	$ 883	$ 2,208	$ 44	$ 1,330	$ 26,584	$ 236	$ 26,820

Ending balance: individually evaluated for impairment	$ 822	$ 94	$ -	$ 294	$ 154	$ 1,690	$ -	$ -	$ 3,054	$ -	$ 3,054

Ending balance: collectively evaluated for impairment	$ 11,679	$ 702	$ 792	$ 7,736	$ 729	$ 518	$ 44	$ 1,330	$ 23,530	$ 236	$ 23,766

Originated loans, net:
Ending Balance	$ 326,004	$ 66,783	$ 23,726	$ 698,310	$ 41,235	$ 14,831	$ 1,499	$ -	$ 1,172,388	$ -	$ 1,172,388

Ending balance: individually evaluated for impairment	$ 35,078	$ 2,433	$ 937	$ 2,112	$ 1,839	$ 1,634	$ -	$ -	$ 44,033	$ -	$ 44,033

Ending balance: collectively evaluated for impairment	$ 290,926	$ 64,350	$ 22,789	$ 696,198	$ 39,396	$ 13,197	$ 1,499	$ -	$ 1,128,355	$ -	$ 1,128,355

December 31, 2012
Real Estate
	Commercial	One-to-Four Family	Construction and Land	Multifamily	Home Equity and Lines of Credit	Commercial and Industrial	Other	Unallocated	Total	Purchased Credit-Impaired	Total
Allowance for loan losses:
Beginning Balance	$ 14,120	$ 967	$ 1,189	$ 6,772	$ 418	$ 2,035	$ 226	$ 1,109	$ 26,836	$ -	$ 26,836
Charge-offs	(1,828)	(1,300)	(43)	(729)	(2)	(90)	(201)	-	(4,193)	-	(4,193)
Recoveries	107	-	-	9	-	86	43	-	245	-	245
Provisions	944	956	(152)	1,034	207	266	(47)	92	3,300	236	3,536
Ending Balance	$ 13,343	$ 623	$ 994	$ 7,086	$ 623	$ 2,297	$ 21	$ 1,201	$ 26,188	$ 236	$ 26,424

Ending balance: individually evaluated for impairment	$ 1,617	$ 5	$ -	$ 317	$ 123	$ 1,553	$ -	$ -	$ 3,615	$ -	$ 3,615

Ending balance: collectively evaluated for impairment	$ 11,726	$ 618	$ 994	$ 6,769	$ 500	$ 744	$ 21	$ 1,201	$ 22,573	$ 236	$ 22,809

Originated loans, net:
Ending balance	$ 315,603	$ 65,354	$ 23,255	$ 611,469	$ 33,879	$ 14,810	$ 1,830	$ -	$ 1,066,200	$ -	$ 1,066,200

Ending balance: individually evaluated for impairment	$ 41,568	$ 2,061	$ -	$ 2,040	$ 1,943	$ 4,087	$ -	$ -	$ 51,699	$ -	$ 51,699

Ending balance: collectively evaluated for impairment	$ 274,035	$ 63,293	$ 23,255	$ 609,429	$ 31,936	$ 10,723	$ 1,830	$ -	$ 1,014,501	$ -	$ 1,014,501

The Company monitors the credit quality of its loans  by reviewing certain key credit quality indicators.  Management has determined that loan-to-value ratios (at period end) and internally assigned credit risk ratings by loan type are the key credit quality indicators that best help management monitor the credit quality of the Company’s loans.  Loan-to-value (LTV) ratios used by management in monitoring credit quality are based on current period loan balances and original values at time of origination (unless a more current appraisal has been obtained).  In calculating the provision for loan losses, management has determined that commercial real estate loans and multifamily loans having loan-to-value ratios of less than 35%, and one-to-four family loans having loan-to-value ratios of less than 60%, require less of a loss factor than those with higher loan-to-value ratios.

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

The following tables detail the recorded investment of originated loans held-for-investment, net of deferred fees and costs, by loan type and credit quality indicator at June 30, 2013, and December 31, 2012 (in thousands).

	At June 30, 2013
	Real Estate
	Multifamily		Commercial		One-to-Four Family		Construction and Land	Home Equity and Lines of Credit	Commercial and Industrial	Other	Total
	< 35% LTV	=> 35% LTV	< 35% LTV	=> 35% LTV	< 60% LTV	=> 60% LTV
Internal Risk Rating
Pass	$ 21,978	$ 658,907	$ 42,127	$ 218,648	$ 27,779	$ 31,922	$ 14,146	$ 39,119	$ 11,444	$ 1,499	$ 1,067,569
Special Mention	320	11,184	155	22,131	1,400	1,625	5,131	519	798	-	43,263
Substandard	23	5,898	3,089	39,854	1,055	3,002	4,449	1,597	2,589	-	61,556
Originated loans held-for-investment, net	$ 22,321	$ 675,989	$ 45,371	$ 280,633	$ 30,234	$ 36,549	$ 23,726	$ 41,235	$ 14,831	$ 1,499	$ 1,172,388

	At December 31, 2012
	Real Estate
	Multifamily		Commercial		One-to-Four Family		Construction and Land	Home Equity and Lines of Credit	Commercial and Industrial	Other	Total
	< 35% LTV	=> 35% LTV	< 35% LTV	=> 35% LTV	< 60% LTV	=> 60% LTV
Internal Risk Rating
Pass	$ 19,438	$ 575,434	$ 30,284	$ 211,679	$ 32,120	$ 28,091	$ 12,536	$ 31,526	$ 10,992	$ 1,804	$ 953,904
Special Mention	115	10,444	185	23,521	1,422	384	5,137	659	753	-	42,620
Substandard	510	5,528	1,699	48,235	1,066	2,271	5,582	1,694	3,065	26	69,676
Originated loans held-for-investment, net	$ 20,063	$ 591,406	$ 32,168	$ 283,435	$ 34,608	$ 30,746	$ 23,255	$ 33,879	$ 14,810	$ 1,830	$ 1,066,200

Included in originated and acquired loans receivable (including held-for-sale) are loans for which the accrual of interest income has been discontinued due to deterioration in the financial condition of the borrowers.  The recorded investment of these nonaccrual loans was $22.6 million and $34.9 million at June 30, 2013, and December 31, 2012, respectively.  Generally, loans are placed on non-accruing status when they become 90 days or more delinquent, and remain on non-accrual status until they are brought current, have six months of performance under the loan terms, and factors indicating reasonable doubt about the timely collection of payments no longer exist.  Therefore, loans may be current in accordance with their loan terms, or may be less than 90 days delinquent and still be on a non-accruing status.

These non-accrual amounts included loans deemed to be impaired of $17.4 million and $26.0 million at June 30, 2013, and December 31, 2012, respectively.  Loans on non-accrual status with principal balances less than $500,000, and therefore not meeting the Company’s definition of an impaired loan, amounted to $4.5 million and $4.1 million at June 30, 2013, and December 31, 2012, respectively.   Non-accrual amounts included in loans held-for-sale were $5.4 million at December 31, 2012.  There were no non-accrual loans held-for-sale at June 30, 2013.  Loans past due 90 days or more and still accruing interest were $806,000 and $621,000 at June 30, 2013, and December 31, 2012, respectively, and consisted of loans that are considered well secured and in the process of collection.

The following tables set forth the detail, and delinquency status, of non-performing loans (non-accrual loans and loans past due 90 or more and still accruing), net of deferred fees and costs, at June 30, 2013, and December 31, 2012 (in thousands).  The following table excludes PCI loans at June 30, 2013, and December 31, 2012, which have been segregated into pools in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Subtopic 310-30.  Each loan pool is accounted for as a single asset with a single composite interest rate and an aggregate expectation of cash flows. At June 30, 2013, expected future cash flows of each PCI loan pool were consistent with those estimated in our most recent recast of the cash flows.

	At June 30, 2013
	Total Non-Performing Loans
	Non-Accruing Loans
	0-29 Days Past Due	30-89 Days Past Due	90 Days or More Past Due	Total	90 Days or More Past Due and Accruing	Total Non-Performing Loans
Loans held-for-investment:
Real estate loans:
Commercial
LTV < 35%
Substandard	$ 1,676	$ -	$ -	$ 1,676	$ -	$ 1,676
Total	1,676	-	-	1,676	-	1,676
LTV => 35%
Substandard	9,888	433	3,111	13,432	-	13,432
Total	9,888	433	3,111	13,432	-	13,432
Total commercial	11,564	433	3,111	15,108	-	15,108
One-to-four family residential
LTV < 60%
Special Mention	-	17	229	246	37	283
Substandard	-	243	183	426	188	614
Total	-	260	412	672	225	897
LTV => 60%
Substandard	-	-	1,785	1,785	375	2,160
Total	-	-	1,785	1,785	375	2,160
Total one-to-four family residential	-	260	2,197	2,457	600	3,057
Construction and land
Substandard	937	-	-	937	-	937
Total construction and land	937	-	-	937	-	937
Home equity and lines of credit
Pass	-	-	-	-	135	135
Special Mention	-	-	-	-	43	43
Substandard	-	106	1,491	1,597	-	1,597
Total home equity and lines of credit	-	106	1,491	1,597	178	1,775
Commercial and industrial loans
Pass	-	-	-	-	14	14
Special Mention	-	-	-	-	12	12
Substandard	521	95	192	808	-	808
Total commercial and industrial loans	521	95	192	808	26	834
Other loans
Pass	-	-	-	-	2	2
Total other loans	-	-	-	-	2	2
Total non-performing loans held-for-investment	$ 13,022	$ 894	$ 6,991	$ 20,907	$ 806	$ 21,713
Loans acquired:
One-to-four family residential
LTV < 60%
Substandard	-	-	103	103	-	103
Total	-	-	103	103	-	103
LTV => 60%
Substandard	-	-	1,577	1,577	-	1,577
Total	-	-	1,577	1,577	-	1,577
Total one-to-four family residential	-	-	1,680	1,680	-	1,680
Total non-performing loans acquired	-	-	1,680	1,680	-	1,680
Total non-performing loans	$ 13,022	$ 894	$ 8,671	$ 22,587	$ 806	$ 23,393

	At December 31, 2012
	Total Non-Performing Loans
	Non-Accruing Loans
	0-29 Days Past Due	30-89 Days Past Due	90 Days or More Past Due	Total	90 Days or More Past Due and Accruing	Total Non-Performing Loans
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

The following tables set forth the detail and delinquency status of originated and acquired loans held-for-investment, net of deferred fees and costs, by performing and non-performing loans at June 30, 2013 and December 31, 2012 (in thousands).

	June 30, 2013
	Performing (Accruing) Loans
	0-29 Days Past Due	30-89 Days Past Due	Total	Non-Performing Loans	Total Loans Receivable, net
Loans held-for-investment:
Real estate loans:
Commercial
LTV < 35%
Pass	$ 41,276	$ 851	$ 42,127	$ -	$ 42,127
Special Mention	155	-	155	-	155
Substandard	1,413	-	1,413	1,676	3,089
Total	42,844	851	43,695	1,676	45,371
LTV > 35%
Pass	217,746	902	218,648	-	218,648
Special Mention	20,428	1,703	22,131	-	22,131
Substandard	16,328	10,094	26,422	13,432	39,854
Total	254,502	12,699	267,201	13,432	280,633
Total commercial	297,346	13,550	310,896	15,108	326,004
One-to-four family residential
LTV < 60%
Pass	27,387	392	27,779	-	27,779
Special Mention	698	419	1,117	283	1,400
Substandard	168	273	441	614	1,055
Total	28,253	1,084	29,337	897	30,234
LTV > 60%
Pass	28,855	3,066	31,921	-	31,921
Special Mention	1,625	-	1,625	-	1,625
Substandard	842	-	842	2,160	3,002
Total	31,322	3,066	34,388	2,160	36,548
Total one-to-four family residential	59,575	4,150	63,725	3,057	66,782
Construction and land
Pass	14,146	-	14,146	-	14,146
Special Mention	4,523	608	5,131	-	5,131
Substandard	3,512	-	3,512	937	4,449
Total construction and land	22,181	608	22,789	937	23,726
Multifamily
LTV < 35%
Pass	21,784	194	21,978	-	21,978
Special Mention	104	216	320	-	320
Substandard	23	-	23	-	23
Total	21,911	410	22,321	-	22,321
LTV > 35%
Pass	657,692	1,215	658,907	-	658,907
Special Mention	9,019	2,165	11,184	-	11,184
Substandard	5,458	440	5,898	-	5,898
Total	672,169	3,820	675,989	-	675,989
Total multifamily	694,080	4,230	698,310	-	698,310
Home equity and lines of credit
Pass	38,959	25	38,984	135	39,119
Special Mention	476	-	476	43	519
Substandard	-	-	-	1,597	1,597
Total home equity and lines of credit	39,435	25	39,460	1,775	41,235
Commercial and industrial loans
Pass	11,415	15	11,430	14	11,444
Special Mention	786	-	786	12	798
Substandard	940	842	1,782	808	2,590
Total commercial and industrial loans	13,141	857	13,998	834	14,832
Other loans
Pass	1,394	103	1,497	2	1,499
Total other loans	1,394	103	1,497	2	1,499
Total loans held-for-investment	$ 1,127,152	$ 23,523	$ 1,150,675	$ 21,713	$ 1,172,388

Loans acquired:
One-to-four family residential
LTV < 60%
Pass	50,698	525	51,223	-	51,223
Special Mention	476	-	476	-	476
Substandard	147	-	147	103	250
Total one-to-four family residential	51,321	525	51,846	103	51,949
LTV => 60%
Pass	16,383	144	16,527	-	16,527
Special Mention	240	-	240	-	240
Substandard	267	450	717	1,577	2,294
Total	16,890	594	17,484	1,577	19,061
Total one-to-four family residential	68,211	1,119	69,330	1,680	71,010
Commercial
LTV < 35%
Pass	$ 3,400	$ -	$ 3,400	$ -	$ 3,400
Special Mention	191	-	191	-	191
Total	3,591	-	3,591	-	3,591
LTV > 35%
Pass	11,483	-	11,483	-	11,483
Substandard	946	-	946	-	946
Total	12,429	-	12,429	-	12,429
Total commercial	16,020	-	16,020	-	16,020
Construction and land
Substandard	376	-	376	-	376
Total construction and land	376	-	376	-	376
Multifamily
LTV < 35%
Pass	$ 608	$ -	$ 608	$ -	$ 608
Substandard	490	-	490	-	490
Total	1,098	-	1,098	-	1,098
LTV => 35%
Pass	3,083	-	3,083	-	3,083
Special Mention	610	-	610	-	610
Total	3,693	-	3,693	-	3,693
Total multifamily	4,791	-	4,791	-	4,791
Total loans acquired	89,398	1,119	90,517	1,680	92,197
	$ 1,216,550	$ 24,642	$ 1,241,192	$ 23,393	$ 1,264,585

	December 31, 2012
	Performing (Accruing) Loans
	0-29 Days Past Due	30-89 Days Past Due	Total	Non-Performing Loans	Total Loans Receivable, net
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

The following tables summarize impaired loans as of June 30, 2013, and December 31, 2012 (in thousands):

	At June 30, 2013
	Recorded Investment	Unpaid Principal Balance	Related Allowance
With No Allowance Recorded:
Real estate loans:
Commercial
LTV < 35%
Substandard	$ 1,676	$ 1,676	$ -
LTV => 35%
Pass	3,450	3,587
Substandard	19,303	21,096	-
Construction and land
Substandard	937	983	-
One-to-four family residential
LTV < 60%
Special Mention	369	369	-
Substandard	49	49	-
LTV => 60%
Substandard	1,275	3,876	-
Multifamily
LTV < 35%
Substandard	23	23	-
LTV > 35%
Substandard	582	1,053	-
Commercial and industrial loans
Special Mention	215	223	-
Substandard	972	972	-
With a Related Allowance Recorded:
Real estate loans:
Commercial
LTV => 35%
Special Mention	2,328	2,711	(93)
Substandard	8,321	8,321	(729)
One-to-four family residential
LTV > 60%
Pass	340	340	(15)
Substandard	256	256	(78)
LTV < 60%
Special Mention	144	144	(1)
Multifamily
LTV => 35%
Substandard	1,507	1,507	(294)
Home equity and lines of credit
Special Mention	348	349	(12)
Substandard	1,491	1,493	(142)
Commercial and industrial loans
Substandard	447	486	(1,690)
Total:
Real estate loans
Commercial	35,078	37,391	(822)
One-to-four family residential	2,433	5,034	(94)
Construction and land	937	983	-
Multifamily	2,112	2,583	(294)
Home equity and lines of credit	1,839	1,842	(154)
Commercial and industrial loans	1,634	1,681	(1,690)
	$ 44,033	$ 49,514	$ (3,054)

	At December 31, 2012
	Recorded Investment	Unpaid Principal Balance	Related Allowance
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

Included in the table above at June 30, 2013, are loans with carrying balances of $12.5 million that were not written down by either charge-offs or specific reserves in our allowance for loan losses.  Included in the table above at December 31, 2012, are loans with carrying balances of $24.9 million that were not written down by either charge-offs or specific reserves in our allowance for loan losses.  Loans not written down by charge-offs or specific reserves at June 30, 2013, and December 31, 2012,  are considered to have sufficient collateral values, less costs to sell, to support the carrying balances of the loans.

The average recorded balance of originated impaired loans for the six months ended June 30, 2013 and 2012, was $49.2 million and $55.9 million, respectively.  The Company recorded $516,000 and $1.1 million of interest income on impaired loans for the three and six months ended June 30, 2013, respectively, as compared to $577,000 and $1.3 million of interest income on impaired loans for the three and six months ended June 30, 2012, respectively.

The following tables summarize loans that were modified in troubled debt restructurings during the six months ended June 30, 2013, and year ended December 31, 2012.

	Six Months Ended June 30, 2013
		Pre-Modification	Post-Modification
	Number of	Outstanding Recorded	Outstanding Recorded
	Relationships	Investment	Investment
	(in thousands)
Troubled Debt Restructurings
One-to-four Family
Special Mention	2	$ 408	$ 408
Total Troubled Debt Restructurings	2	$ 408	$ 408

Both of the relationships in the table above were restructured to receive reduced interest rates.

	Year Ended December 31, 2012
		Pre-Modification	Post-Modification
	Number of	Outstanding Recorded	Outstanding Recorded
	Relationships	Investment	Investment
	(in thousands)
Troubled Debt Restructurings
Commercial real estate loans
Substandard	1	$ 6,251	$ 6,251
One-to-four Family
Substandard	2	489	489
Home equity and lines of credit
Special Mention	2	356	356
Total Troubled Debt Restructurings	5	$ 7,096	$ 7,096

All five of the relationships in the table above were restructured to receive reduced interest rates.

At June 30, 2013, and December 31, 2012, we had troubled debt restructurings of $38.6 million and $45.0 million, respectively.

Management classifies all troubled debt restructurings as impaired loans.  Impaired loans are individually assessed to determine that the loan’s carrying value is not in excess of the estimated fair value of the collateral (less cost to sell) if the loan is collateral dependent, or the present value of the expected future cash flows if the loan is not collateral dependent.  Management performs a detailed evaluation of each impaired loan and generally obtains updated appraisals as part of the evaluation.  In addition, management adjusts estimated fair values down to appropriately consider recent market conditions, our willingness to accept a  lower sales price to effect a quick sale, and costs to dispose of any supporting collateral.  Determining the estimated fair value of underlying collateral (and related costs to sell) can be difficult in illiquid real estate markets and is subject to significant assumptions and estimates.  Management employs an independent third party expert in appraisal preparation and review to ascertain the reasonableness of updated appraisals.  Projecting the expected cash flows under troubled debt restructurings is inherently subjective and requires, among other things, an evaluation of the borrower’s current and projected financial condition.  Actual results may be significantly different than our projections and our established allowance for loan losses on these loans, which could have a material effect on our financial results.

No loan that was restructured during the twelve months ended June 30, 2013 has subsequently defaulted.

Note 4 – Deposits

Deposit account balances are summarized as follows (in thousands):
	June 30,	December 31,
	2013	2012

Non-interest-bearing demand	$ 225,085	$ 209,639
Interest-bearing negotiable orders of withdrawal (NOW)	114,620	117,762
Savings-passbook, statement, tiered, and money market	851,163	1,137,067
Certificates of deposit	343,083	492,392
Total deposits	$ 1,533,951	$ 1,956,860

Interest expense on deposit accounts is summarized for the periods indicated (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2013	2012	2013	2012
Negotiable order of withdrawal, savings-passbook, statement, tiered, and money market	$ 667	$ 1,023	$ 1,554	$ 2,119
Certificates of deposit	933	1,438	2,184	2,866
Total interest expense on deposit accounts	$ 1,600	$ 2,461	$ 3,738	$ 4,985

Note 5 – Equity Incentive Plan

            The following table is a summary of the Company’s stock options outstanding as of June 30, 2013, and changes therein during the six months then ended:

	Number of Stock Options	Weighted Average Grant Date Fair Value	Weighted Average Exercise Price	Weighted Average Contractual Life (years)
Outstanding - December 31, 2012	2,805,912	$ 2.30	$ 7.09	6.07
Granted	-	-	-	-
Forfeited	-	-	-	-
Exercised	(26,686)	2.30	7.09	-
Outstanding - June 30, 2013	2,779,226	$ 2.30	$ 7.09	5.59
Exercisable - June 30, 2013	2,279,981	$ 2.30	$ 7.09	5.59

            Expected future stock option expense related to the non-vested options outstanding as of June 30, 2013, is $749,000 over an average period of 0.6 years.

            The following is a summary of the status of the Company’s restricted share awards as of June 30, 2013, and changes therein during the six months then ended.

	Number of Shares Awarded	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2012	454,904	$ 7.11
Granted	-	-
Vested	(226,829)	7.10
Forfeited	-	-
Non-vested at June 30, 2013	228,075	$ 7.11

Expected future stock award expense related to the non-vested restricted share awards as of June 30, 2013 is $954,000 over an average period of 0.6 years.

During the three and six months ended June 30, 2013, the Company recorded $797,000 and $1.6 million of stock-based compensation related to the above plans, respectively.  During the three and six months ended June 30, 2012, respectively, the Company recorded $742,000 and $1.5 million of stock-based compensation related to the above plans.

Note 6 – Fair Value Measurements

The following tables present the assets reported on the consolidated balance sheet at their estimated fair value as of June 30, 2013, and December 31, 2012, by level within the fair value hierarchy as required by the Fair Value Measurements and Disclosures Topic of the FASB ASC.  Financial assets and liabilities are classified in their entirety based on the level of input that is significant to the fair value measurement.    The fair value hierarchy is as follows:

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

•	Level 3 Inputs – Significant unobservable inputs that reflect the Company’s own assumptions that market participants would use in pricing the assets or liabilities.

	Fair Value Measurements at Reporting Date Using:
	June 30, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Measured on a recurring basis:
Assets:
Investment securities:
Available-for-sale:
Mortgage-backed securities
GSE	$ 998,220	$ -	$ 998,220	$ -
Non-GSE	5,811	-	5,811	-
Other securities
GSE	30,231	-	30,231
Corporate bonds	95,671	-	95,671	-
Equities	12,195	12,195	-	-
Total available-for-sale	1,142,128	12,195	1,129,933	-
Trading securities	5,268	5,268	-	-
Total	$ 1,147,396	$ 17,463	$ 1,129,933	$ -
Measured on a non-recurring basis:
Assets:
Impaired loans:
Real estate loans:
Commercial real estate	$ 24,309	$ -	$ -	$ 24,309
One-to-four family residential mortgage	2,160	-	-	2,160
Construction and land	937	-	-	937
Multifamily	1,611	-	-	1,611
Home equity and lines of credit	1,839	-	-	1,839
Total impaired real estate loans	30,856	-	-	30,856
Commercial and industrial loans	721	-	-	721
Other real estate owned	776	-	-	776
Total	$ 32,353	$ -	$ -	$ 32,353

	Fair Value Measurements at Reporting Date Using:
	December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Measured on a recurring basis:
Assets:
Investment securities:
Available-for-sale:
Mortgage-backed securities
GSE	$ 1,180,455	$ -	$ 1,180,455	$ -
Non-GSE	7,776	-	7,776	-
Other securities
Corporate bonds	74,402	-	74,402	-
Equities	12,998	12,998	-	-
Total available-for-sale	1,275,631	12,998	1,262,633	-
Trading securities	4,677	4,677	-	-
Total	$ 1,280,308	$ 17,675	$ 1,262,633	$ -
Measured on a non-recurring basis:
Assets:
Impaired loans:
Real estate loans:
Commercial real estate	$ 29,109	$ -	$ -	$ 29,109
One-to-four family residential mortgage	1,827	-	-	1,827
Construction and land	2,070	-	-	2,070
Multifamily	1,530	-	-	1,530
Home equity and lines of credit	1,943	-	-	1,943
Total impaired real estate loans	36,479	-	-	36,479
Commercial and industrial loans	452	-	-	452
Other real estate owned	870	-	-	870
Total	$ 37,801	$ -	$ -	$ 37,801

The following table presents qualitative information for Level 3 assets measured at fair value on a non-recurring basis at June 30, 2013:

	Fair Value	Valuation Methodology	Unobservable Inputs	Range of Inputs
(in thousands)
Impaired loans	$ 31,577	Appraisals	Discount for costs to sell	7.0%
			Discount for quick sale	10.0% - 25.0%
			Discount for dated appraisal utilizing changes in real estate indexes	Varies
		Discounted cash flows	Interest rates	Varies
Other real estate owned	$ 776	Appraisals	Discount for costs to sell	7.0%
			Discount for dated appraisal utilizing changes in real estate indexes	Varies

Available for Sale Securities: The estimated fair values for mortgage-backed, GSE and corporate securities are obtained from an independent nationally recognized third-party pricing service.  The estimated fair values are derived primarily from cash flow models, which include assumptions for interest rates, credit losses, and prepayment speeds.  Broker/dealer quotes are utilized as well when such quotes are available and deemed representative of the market.  The significant inputs utilized in the cash flow models are based on market data obtained from sources independent of the Company (Observable Inputs), and are therefore classified as Level 2 within the fair value hierarchy.  The estimated fair values of equity securities, classified as Level 1, are derived from quoted market prices in active markets.  Equity securities consist of mutual funds.  There were no transfers of securities between Level 1 and Level 2 during the three months ended June 30, 2013.

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

Impaired Loans: At June 30, 2013, and December 31, 2012, the Company had originated impaired loans held-for-investment and held-for-sale with outstanding principal balances of $37.0 million and $43.7 million, respectively, which were recorded at their estimated fair value of $31.6 million and  $36.9 million, respectively.  The Company recorded net impairment recoveries of $561,000 for the six months ended June 30, 2013 and net impairment charges of $604,000 for the six months ended June 30, 2012, and charge-offs of $298,000 and $992,000 for the six months ended June 30, 2013 and 2012, respectively, utilizing Level 3 inputs.  For purposes of estimating fair value of impaired loans, management utilizes independent appraisals, if the loan is collateral dependent, adjusted downward by management, as necessary, for changes in relevant valuation factors subsequent to the appraisal date, or the present value of expected future cash flows for non-collateral dependent loans and troubled debt restructurings.

Other Real Estate Owned:  At June 30, 2013, and December 31, 2012, the Company had assets acquired through foreclosure, or deed in lieu of foreclosure, of $776,000 and $870,000, respectively.  These assets were recorded at estimated fair value, less estimated selling costs when acquired, establishing a new cost basis.  Estimated fair value is generally based on independent appraisals.  These appraisals include adjustments to comparable assets based on the appraisers’ market knowledge and experience, and are considered Level 3 inputs.  When an asset is acquired, the excess of the loan balance over fair value, less estimated selling costs, is charged to the allowance for loan losses.  If the estimated fair value of the asset declines, a write-down is recorded through non-interest expense.  The valuation of foreclosed assets is subjective in nature and may be adjusted in the future because of changes in economic conditions.

There were no  subsequent valuation adjustments to other real estate owned (REO) for the three months ended June 30, 2013.  Operating costs after acquisition are expensed.

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

The estimated fair value of the Company’s significant financial instruments at June 30, 2013, and December 31, 2012, are presented in the following tables (in thousands):

	June 30, 2013
		Estimated Fair Value
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$ 25,353	$ 25,353	$ -	$ -	$ 25,353
Trading securities	5,268	5,268	-	-	5,268
Securities available-for-sale	1,142,128	12,195	1,129,933	-	1,142,128
Federal Home Loan Bank of New York stock, at cost	12,847	-	12,847	-	12,847
Net loans held-for-investment	1,305,956	-	-	1,363,728	1,363,728
Financial liabilities:
Deposits	$ 1,533,951	$ -	$ 1,538,285	$ -	$ 1,538,285
Repurchase agreements and other borrowings	412,337	-	421,465	-	421,465
Advance payments by borrowers	5,673	-	5,673	-	5,673

	December 31, 2012
		Estimated Fair Value
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$ 128,761	$ 128,761	$ -	$ -	$ 128,761
Trading securities	4,677	4,677	-	-	4,677
Securities available-for-sale	1,275,631	12,998	1,262,633	-	1,275,631
Securities held-to-maturity	2,220	-	2,309	-	2,309
Federal Home Loan Bank of New York stock, at cost	12,550	-	12,550	-	12,550
Loans held-for-sale	5,447	-	-	5,447	5,447
Net loans held-for-investment	1,216,558	-	-	1,289,599	1,289,599
Financial liabilities:
Deposits	$ 1,956,860	$ -	$ 1,962,053	$ -	$ 1,962,053
Repurchase agreements and other borrowings	419,122	-	432,719	-	432,719
Advance payments by borrowers	3,488	-	3,488	-	3,488

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

            The following is a summary of the Company’s earnings per share calculations and reconciliation of basic to diluted earnings per share for the periods indicated (dollars in thousands, except per share data):

	For the three months ended		For the six months ended
	June 30,		June 30,
	2013	2012	2013	2012
Net income available to common stockholders	$ 4,299	$ 3,948	$ 9,091	$ 8,896
Weighted average shares outstanding-basic	54,642,689	54,028,722	54,775,892	54,123,145
Effect of non-vested restricted stock and stock options outstanding	873,747	634,043	876,125	664,474
Weighted average shares outstanding-diluted	55,516,436	54,662,765	55,652,017	54,787,619
Earnings per share-basic	$ 0.08	$ 0.07	$ 0.17	$ 0.16
Earnings per share-diluted	$ 0.08	$ 0.07	$ 0.16	$ 0.16

Note 8 – Recent Accounting Pronouncements

In February 2013, the FASB issued ASU No. 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” This ASU adds new disclosure requirements for items reclassified out of accumulated other comprehensive income to be in a single location in the financial statements. The Company’s disclosures of the components of accumulated other comprehensive income are disclosed in its Statements of Comprehensive Income. For the six months ended June 30, 2013, we reclassified $2.1 million of securities gains included in net income out of accumulated other comprehensive income. The new guidance became effective for all interim and annual periods beginning January 1, 2013, and is to be applied prospectively.  The adoption of these pronouncements resulted in a change to the presentation of the Company’s financial statements but did not have an impact on the Company’s financial condition or results of operations.

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

Net income amounted to $4.3 million and $9.1 million for the three and six months ended June 30, 2013, respectively, as compared to $3.9 million and $8.9 million for the three and six months ended June 30, 2012, respectively.  Basic earnings per common share was $0.08 and $0.17 for the quarter and six months ended June 30, 2013, respectively, as compared to $0.07 and $0.16 for the quarter and six months ended June 30, 2012, respectively.  Diluted earnings per common share was $0.08 and $0.16 for the quarter and six months ended June 30, 2013, respectively, as compared to $0.07 and $0.16 for the quarter and six months ended June 30, 2012, respectively.  For the three and six months ended June 30, 2013, our return on average assets was 0.63% and 0.66%, respectively, as compared to 0.66% and 0.75% for the three and six months ended June 30, 2012, respectively.  For the three and six months ended June 30, 2013, our return on average stockholders’ equity was 2.34% and 2.62%, respectively, as compared to 4.11% and 4.64% for the three and six months ended June 30, 2012, respectively. Stockholders’ equity during the six months ended June 30, 2013, was increased by $330.1 million from net proceeds related to the stock conversion completed on January 24, 2013.

Comparison of Financial Condition at June 30, 2013, and December 31, 2012

Total assets decreased $123.0 million, or 4.4%, to $2.69 billion at June 30, 2013, from $2.81 billion at December 31, 2012.  The decrease was primarily attributable to decreases in cash and cash equivalents of $103.4 million and, securities available-for-sale of $133.5 million, offset by increases in net loans held-for-investment of $89.4 million, bank owned life insurance of $17.4 million, and other assets of $12.8 million.

Cash and cash equivalents decreased $103.4 million, or 80.3%, to $25.4 million at June 30, 2013, from $128.8 million at December 31, 2012.  The decrease is a result of the Company deploying the proceeds from the stock conversion received in December of 2012 that had previously been held in escrow into higher yielding assets.

The Company’s securities available-for-sale portfolio totaled $1.14 billion at June 30, 2013, compared to $1.28 billion at December 31, 2012.  At June 30, 2013, $998.2 million of the portfolio consisted of residential mortgage-backed securities issued or guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae.  The Company also held residential mortgage-backed securities not guaranteed by these three entities, referred to as “private label securities.”  The private label securities had an amortized cost of $5.7 million and an estimated fair value of $5.8 million at June 30, 2013.  In addition to the above mortgage-backed securities, the Company held $95.7 million in corporate bonds which were all rated investment grade at June 30, 2013, $30.2 million of bonds issued by Federal Home Loan Bank system, and $12.2 million of equity investments in mutual funds, which focus on investments that qualify under the Community Reinvestment Act and money market mutual funds.

Originated loans held-for-investment, net, totaled $1.17 billion at June 30, 2013, as compared to $1.07 billion at December 31, 2012.  The increase was primarily due to an increase in multifamily real estate loans, which increased $86.8 million, or 14.2%, to $696.9 million at June 30, 2013, from $610.1 million at December 31, 2012.  Currently, management is primarily focused on originating multifamily loans, with less emphasis on other loan types.  The following table details our multifamily originations for the six months ended June 30, 2013 (dollars in thousands):

Originations	Weighted Average Interest Rate	Weighted Average Loan-to-Value Ratio	(F)ixed or (V)ariable	Weighted Average Months to Next Rate Change or Maturity for Fixed Rate Loans	Amortization Term
$ 127,929	3.62%	65%	V	99	25 to 30 Years
17,275	4.04%	48%	F	173	10 to 15 Years
145,204	3.67%	63%

Purchased credit-impaired (PCI) loans, primarily acquired as part of a transaction with the Federal Deposit Insurance Corporation, totaled $68.2 million at June 30, 2013, as compared to $75.3 million at December 31, 2012.  The Company accreted interest income of $3.0 million for the six months ended June 30, 2013, compared to $3.2 million for the six months ended June 30, 2012.

Bank owned life insurance increased $17.4 million, or 18.7%, to $110.4 million at June 30, 2013, from $93.0 million at December 31, 2012.  The increase resulted from purchases of $16.0 million and income earned on bank owned life insurance for the six months ended June 30, 2013 partially offset by death benefits received.

Federal Home Loan Bank of New York stock, at cost, increased $297,000, or 2.4%, to $12.9 million at June 30, 2013, from $12.6 million at December 31, 2012.  This increase was attributable to increased requirements on borrowings outstanding with the Federal Home Loan Bank of New York over the same time period.

            Premises and equipment, net, increased $636,000, or 2.1%, to $30.4 million at June 30, 2013, from $29.8 million at December 31, 2012.  This increase was primarily attributable to the renovation of existing branches partially offset by depreciation.

Other real estate owned was $776,000 and $870,000 at June 30, 2013, and December 31, 2012, respectively.

Other assets increased $12.8 million, or 66.3%, to $32.2 million at June 30, 2013, from $19.4 million at December 31, 2012.  The increase in other assets was primarily attributable to an increase in amounts due to us from taxing authorities.

The decrease in deposits at June 30, 2013 from December 31, 2012, excluding the deposits used to purchase stock in the second-step conversion of $289.6 million, was $133.4 million, or 8.0%.  The decrease was attributable to decreases of $140.1 million in certificates of deposit accounts and $31.1 million in money market accounts, partially offset by increases of $22.0 million in transaction accounts and $15.8 million in savings accounts.

Borrowings decreased by $6.8 million, or 1.6%, to $412.3 million at June 30, 2013, from $419.1 million at December 31, 2012.  Management utilizes borrowings to mitigate interest rate risk, for short-term liquidity, and to a lesser extent as part of leverage strategies.  The following is a table of term borrowing maturities (excluding capitalized leases and short-term borrowings) and the weighted average rate by year (dollars in thousands):

Year	Amount	Weighted Avg. Rate
2013	$ 53,000	3.91%
2014	66,500	2.90%
2015	114,500	2.63%
2016	108,910	2.18%
2017	50,003	1.41%
2018	2,000	3.39%
	$ 394,913	2.57%

Accrued expenses and other liabilities decreased $176,000, to $18.7 million at June 30, 2013, from $18.9 million at December 31, 2012.

Total stockholders’ equity increased by $304.7 million to $719.6 million at June 30, 2013, from $414.9 million at December 31, 2012.  This increase was primarily attributable to a $330.1 million increase related to the stock conversion net proceeds, net income of $9.1 million for the six months ended June 30, 2013, and a  $2.6 million increase related to ESOP and equity award activity.  These increases were partially offset by a $16.8 million decrease in accumulated other comprehensive income as a result of an increased interest rate environment and dividend payments of approximately $20.3 million.

Comparison of Operating Results for the Three Months Ended June 30, 2013 and 2012

Net income.    Net income was $4.3 million and $3.9 million for the quarters ended June 30, 2013 and 2012, respectively.  Significant variances from the comparable prior year period are as follows: a $1.7 million increase in net interest income, a $127,000 decrease in the provision for loan losses, a $268,000 increase in non-interest income, a $1.4 million increase in non-interest expense, and a $378,000 increase in income tax expense.

Interest income.  Interest income increased $194,000, or 0.9%, to $23.0 million for the three months ended June 30, 2013, from $22.8 million for the three months ended June 30, 2012.  Interest income on loans increased by $1.8 million, primarily attributable to an increase in the average balance of $212.1 million, partially offset by a decrease of 37 basis points in the yield earned.  The Company accreted interest income of $1.5 million for the quarter ended June 30, 2013, as compared to $1.6 million for the quarter ended June 30, 2012, related to its PCI loans. Interest income on loans for the quarter ended June 30, 2013, reflected prepayment loan income of $292,000 compared to $226,000 for the quarter ended June 30, 2012. The June 30, 2013, quarter also included a recovery of $256,000 of interest income that was previously applied to principal related to loan recoveries. Interest income on mortgage backed securities decreased by $1.2 million primarily attributable to a decrease of 52 basis points in the yield earned, partially offset by an increase in the average balance of $12.9 million.

Interest expense.   Interest expense decreased $1.5 million, or 26.9%, to $4.2 million for the three months ended June 30, 2013, from $5.7 million for the three months ended June 30, 2012. The decrease was comprised of a decrease of $861,000 in interest expense on deposits and a decrease in interest expense on borrowings of $687,000.  The decrease in interest expense on deposits was attributed to a decrease in the cost of interest bearing deposits of 26 basis points to 0.47% from 0.73%, partially offset by an increase in the average balance of interest bearing deposit accounts of $6.7 million to $1.36 billion for the three months ended June 30, 2013, from $1.35 billion for the three months ended June 30, 2012.  The decrease in interest expense on borrowings was attributed to a decrease of eight basis points in the cost to 2.58% for the three months ended June 30, 2013, from 2.66% for the three months ended June 30, 2012, and a decrease in average balances of borrowings of $93.3 million, or 18.8%, to $403.5 million for the three months ended June 30, 2013, from $496.8 million for the three months ended June 30, 2012.

Net Interest Income.    Net interest income for the quarter ended June 30, 2013, increased $1.7 million, or 10.2%, due primarily to a $285.3 million, or 12.6%, increase in our interest-earning assets partially offset by a seven basis point, or 2.3%, decrease in our net interest margin to 2.94%.  The increase in average interest-earning assets was due primarily to increases in average loans outstanding of $212.1 million, mortgage-backed securities of $12.9 million, other securities of $42.8 million, and deposits in financial institutions of $18.5 million.  The June 30, 2013, quarter included loan prepayment income of $292,000 compared to $226,000 for the quarter ended June 30, 2012.  The June 30, 2013, quarter also included a recovery of $256,000 of interest income that was previously applied to principal related to loan recoveries.  Rates paid on interest-bearing liabilities decreased 29 basis points to 0.96% for the current quarter as compared to 1.25% for the prior year period.  This was offset by a 43 basis point decrease in yields earned on interest earning assets to 3.60% for the quarter ended June 30, 2013, as compared to 4.03% for the comparable quarter in 2012.

Provision for Loan Losses.    The provision for loan losses decreased $127,000, or 23.3%, to $417,000 for the quarter ended June 30, 2013, from $544,000 for the quarter ended June 30, 2012.  The decrease in the provision for loan losses was due primarily to net recoveries of $87,000, consisting of gross recoveries of $614,000 and gross charge-offs of $527,000, for the quarter ended June 30, 2013, compared to net charge-offs of $602,000 for the quarter ended June 30, 2012, as a result of improvements in non-performing loans and stabilization of collateral values which were partially offset by an increase in loan production from the comparable prior year period.

Non-interest Income.    Non-interest income increased $268,000, or 18.7%, to $1.7 million for the quarter ended June 30, 2013, from $1.4 million for the quarter ended June 30, 2012.  This increase was primarily a result of a $462,000 increase in gain on securities transactions, net, and an $114,000 increase in income on bank owned life insurance partially offset by an increase of $362,000 in other-than-temporary impairment losses on securities.  Securities gains in the second quarter of 2013 included $63,000 related to the Company’s trading portfolio, while the second quarter of 2012 included securities losses of $143,000 related to the Company’s trading portfolio.  The trading portfolio is utilized to fund the Company’s deferred compensation obligation to certain employees and directors of the plan.  The participants of this plan, at their election, defer a portion of their compensation.  Gains and losses on trading securities have no effect on net income since participants benefit from, and bear the full risk of, changes in the trading securities market values.  Therefore, the Company records an equal and offsetting amount in compensation expense, reflecting the change in the Company’s obligations under the plan.

Non-interest Expense.    Non-interest expense increased $1.4 million, or 11.9%, for the quarter ended June 30, 2013 compared to the quarter ended June 30, 2012.  This is due primarily to a $958,000 increase in compensation and employee benefits which is related to increased staff due to branch openings, the Flatbush Federal Bancorp, Inc. merger (the Merger), and to a lesser extent salary adjustments effective January 1, 2013, and includes an increase of $206,000 in expense related to the Company’s deferred compensation plan which is described above, and had no effect on net income.  Additionally, there was a $394,000 increase in occupancy expense primarily related to new branches and the renovation of existing branches, a $34,000 increase in data processing fees as a result of increased data and maintenance related to the Merger, and a $158,000 increase in other expenses, driven by loan commitment reserves, partially offset by a $216,000 decrease in professional fees.

Income Tax Expense.  The Company recorded income tax expense of $2.5 million for the quarter ended June 30, 2013, compared to $2.1 million for the quarter ended June 30, 2012.  The effective tax rate for the quarter ended June 30, 2013, was 37.0%, as compared to 35.3% for the quarter ended June 30, 2012.

NORTHFIELD BANCORP, INC.
ANALYSIS OF NET INTEREST INCOME
(Dollars in thousands)

	For the Three Months Ended June 30,
	2013			2012
	Average Outstanding Balance	Interest	Average Yield/ Rate (1)	Average Outstanding Balance	Interest	Average Yield/ Rate (1)
Interest-earning assets:
Loans (5)	$ 1,280,726	$ 16,707	5.23%	$ 1,068,618	$ 14,875	5.60%
Mortgage-backed securities	1,044,661	5,606	2.15	1,031,804	6,843	2.67
Other securities	172,640	502	1.17	129,806	890	2.76
Federal Home Loan Bank of New York stock	12,419	118	3.81	13,462	142	4.24
Interest-earning deposits in other financial institutions	47,431	21	0.18	28,932	10	0.14
Total interest-earning assets	2,557,877	22,954	3.60	2,272,622	22,760	4.03
Non-interest-earning assets	184,769			144,906
Total assets	$ 2,742,646			$ 2,417,528

Interest-bearing liabilities:
Savings, NOW, and money market accounts	$ 983,400	$ 667	0.27	$ 878,514	$ 1,023	0.47
Certificates of deposit	375,972	933	1.00	474,196	1,438	1.22
Total interest-bearing deposits	1,359,372	1,600	0.47	1,352,710	2,461	0.73
Borrowed funds	403,492	2,599	2.58	496,770	3,286	2.66
Total interest-bearing liabilities	1,762,864	4,199	0.96	1,849,480	5,747	1.25
Non-interest bearing deposit accounts	226,540			164,969
Accrued expenses and other liabilities	15,925			16,371
Total liabilities	2,005,329			2,030,820
Stockholders' equity	737,317			386,708
Total liabilities and stockholders' equity	$ 2,742,646			$ 2,417,528

Net interest income		$ 18,755			$ 17,013
Net interest rate spread (2)			2.64%			2.78%
Net interest-earning assets (3)	$ 795,013			$ 423,142
Net interest margin (4)			2.94%			3.01%
Average interest-earning assets to interest-bearing liabilities			145.10%			122.88%

(1)	Average yields and rates for the three months ended June 30, 2013 and 2012 are annualized.
(2)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(3)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average total interest-earning assets.
(5)	Loans include non-accrual loans.

Comparison of Operating Results for the Six Months Ended June 30, 2013 and 2012

Net income.    Net income was $9.1 million and $8.9 million for the six months ended June 30, 2013 and 2012, respectively.  Significant variances from the comparable prior year period are as follows: a $3.6 million increase in net interest income, a $465,000 decrease in the provision for loan losses, a $451,000 decrease in non-interest income, a $3.1 million increase in non-interest expense, and a $269,000 increase in income tax expense.

Interest income.  Interest income increased $971,000, or 2.1%, to $46.5 million for the six months ended June 30, 2013, from $45.5 million for the six months ended June 30, 2012.  Interest income on loans increased by $3.2 million, primarily attributable to an increase in the average balances of $194.8 million, partially offset by a decrease of 36 basis points in the yield earned.  The Company accreted interest income of $3.0 million for the six ended June 30, 2013, as compared to $3.2 million for the six months ended June

30, 2012, related to its PCI loans. Interest income on loans for the six months ended June 30, 2013, reflected prepayment loan income of $782,000 compared to $414,000 for the six months ended June 30, 2012.  The six months ended June 30, 2013 also included a recovery of $256,000 of interest income that was previously applied to principal related to loan recoveries. Interest income on mortgage backed securities decreased by $1.6 million, primarily attributable to a decrease of 53 basis points in the yield earned, partially offset by an increase in the average balance of $101.5 million.

Interest expense.   Interest expense decreased $2.6 million, or 22.6%, to $9.0 million for the six months ended June 30, 2013, from $11.6 million for the six months ended June 30, 2012. The decrease was comprised of a decrease of $1.2 million in interest expense on deposits and a decrease in interest expense on borrowings of $1.4 million.  The decrease in interest expense on deposits was attributed to a decrease in the cost of interest bearing deposits of 22 basis points to 0.52% from 0.74%, partially offset by an increase in average balance of interest bearing deposit accounts of $90.1 million, or 6.7%, to $1.44 billion for the six months ended June 30, 2013, from $1.35 billion for the six months ended June 30, 2012.  The decrease in interest expense on borrowings was attributed to a decrease of 10 basis points in the cost to 2.60% for the six months ended June 30, 2013, from 2.70% for the six months ended June 30, 2012, and a decrease in average balances of borrowings of $85.4 million, or 17.5%, to $404.1 million for the six months ended June 30, 2013, from $489.5 million for the six months ended June 30, 2012.

Net Interest Income.    Net interest income for the six months ended June 30, 2013, increased $3.6 million, or 10.6%, as the $331.0 million, or 14.7%, increase in our interest-earning assets more than offset the 10 basis point decrease in our net interest margin to 2.93%.  The increase in average interest-earning assets was due primarily to increases in average net loans outstanding of $194.8 million, mortgage-backed securities of $101.5 million, other securities of $12.6 million, and deposits in financial institutions of $23.0 million.  The June 30, 2013 period included loan prepayment income of $782,000 compared to $414,000 for the six months ended June 30, 2012.  The six months ended June 30, 2013, also included a recovery of $256,000 of interest that was previously applied to principal.  Rates paid on interest-bearing liabilities decreased 29 basis points to 0.98% for the current six months as compared to 1.27% for the prior year period.  This was offset by a 44 basis point decrease in yields earned on interest earning assets to 3.62% for the six months ended June 30, 2013, as compared to 4.06% for the comparable six months in 2012.

Provision for Loan Losses.    The provision for loan losses decreased $465,000, or 40.1%, to $694,000 for the six months ended June 30, 2013, from $1.2 million for the six months ended June 30, 2012.  The decrease in the provision for loan losses was due primarily to a decrease in net charge-offs, improvements in non-performing loans and stabilization of collateral values. This was partially offset by an increase in loan production from the comparable prior year period. During the six months ended June 30, 2013, the Company recorded net charge-offs of $298,000 compared to net charge-offs of $953,000 for the six months ended June 30, 2012. Net charge-offs for the six months ended June 30, 2013 consisted of gross charge-offs of $927,000 and gross recoveries of $629,000.

Non-interest Income.    Non-interest income decreased $451,000, or 8.3%, to $5.0 million for the six months ended June 30, 2013, from $5.4 million for the six months ended June 30, 2012.  This decrease was primarily a result of a decrease of $81,000 in fees and service charges for customer services, a $234,000 decrease in other income primarily due to decreases on gains on loan sales, and an increase of $434,000 in other-than-temporary impairment losses on securities, partially offset by an increase of $138,000 in gain on securities transactions, net, and a $160,000 increase in income on bank owned life insurance.  Securities gains in the six months of 2013 included $306,000 related to the Company’s trading portfolio, while the six months of 2012 included securities gains of $253,000 related to the Company’s trading portfolio.

Non-interest Expense.    Non-interest expense increased $3.1 million, or 12.8%, for the six months ended June 30, 2013 compared to the six months ended June 30, 2012.  This is due primarily to a $1.6 million increase in compensation and employee benefits which is related to increased staff due to branch openings, the Merger, and to a lesser extent salary adjustments effective January 1, 2013, and includes an increase of $53,000 in expense related to the Company’s deferred compensation plan which is described above, and had no effect on net income.  Additionally, there is an $831,000 increase in occupancy expense primarily related to new branches, the Merger, and the renovation of existing branches, a $547,000 increase in data processing fees due to data conversion charges related to the Merger, and a $362,000 increase in other expenses driven by loan commitment reserves.  This increase was partially offset by a $328,000 decrease in professional fees.

Income Tax Expense.  The Company recorded income tax expense of $5.1 million for the six months ended June 30, 2013 compared to $4.8 million for the six months ended June 30, 2012.  The effective tax rate for the six months ended June 30, 2013 was 36.0%, as compared to 35.3% for the six months ended June 30, 2012.

NORTHFIELD BANCORP, INC.
ANALYSIS OF NET INTEREST INCOME
(Dollars in thousands)

	For the Six Months Ended June 30,
	2013			2012
	Average Outstanding Balance	Interest	Average Yield/ Rate (1)	Average Outstanding Balance	Interest	Average Yield/ Rate (1)
Interest-earning assets:
Loans (5)	$ 1,260,048	$ 33,194	5.31%	$ 1,065,272	$ 30,025	5.67%
Mortgage-backed securities	1,110,464	11,998	2.18	1,008,957	13,619	2.71
Other securities	141,623	943	1.34	128,989	1,543	2.41
Federal Home Loan Bank of New York stock	12,158	274	4.54	13,083	284	4.37
Interest-earning deposits in financial institutions	61,472	61	0.20	38,483	28	0.15
Total interest-earning assets	2,585,765	46,470	3.62	2,254,784	45,499	4.06
Non-interest-earning assets	189,379			144,572
Total assets	$ 2,775,144			$ 2,399,356

Interest-bearing liabilities:
Savings, NOW, and money market accounts	$ 1,019,296	$ 1,554	0.31	$ 870,663	$ 2,119	0.49
Certificates of deposit	416,670	2,184	1.06	475,239	2,866	1.21
Total interest-bearing deposits	1,435,966	3,738	0.52	1,345,902	4,985	0.74
Borrowed funds	404,061	5,212	2.60	489,504	6,576	2.70
Total interest-bearing liabilities	1,840,027	8,950	0.98	1,835,406	11,561	1.27
Non-interest bearing deposit accounts	215,757			162,602
Accrued expenses and other liabilities	20,211			15,757
Total liabilities	2,075,995			2,013,765
Stockholders' equity	699,149			385,591
Total liabilities and stockholders' equity	$ 2,775,144			$ 2,399,356

Net interest income		$ 37,520			$ 33,938
Net interest rate spread (2)			2.64%			2.79%
Net interest-earning assets (3)	$ 745,738			$ 419,378
Net interest margin (4)			2.93%			3.03%
Average interest-earning assets to interest-bearing liabilities			140.53%			122.85%

(1)	Average yields and rates for the six months ended June 30, 2013 and 2012 are annualized.
(2)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(3)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average total interest-earning assets.
(5)	Loans include non-accrual loans.

Asset Quality

Purchased Credit Impaired Loans

PCI loans were recorded at estimated fair value using expected future cash flows deemed to be collectible on the date acquired.  Based on its detailed review of PCI loans and experience in loan workouts, management believes it has a reasonable expectation about the amount and timing of future cash flows and accordingly has classified PCI loans ($68.2 million at June 30, 2013 and $75.3 million at December 31, 2012) as accruing, even though they may be contractually past due.  At June 30, 2013, based on recorded contractual principal, 4.2% of PCI loans were past due 30 to 89 days, and 12.0% were past due 90 days or more.  At December 31, 2012, based on recorded contractual principal, 5.4% of PCI loans were past due 30 to 89 days, and 11.4% were past due 90 days or more.  The amount and timing of expected cash flows as of June 30, 2013, did not change significantly from our latest cash flow recast.

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

	June 30,	March 31,	December 31,	September 30,	June 30,
	2013	2013	2012	2012	2012
Non-accruing loans:
Held-for-investment	$ 10,717	$ 10,191	$ 10,348	$ 12,231	$ 12,680
Held-for-sale	-	-	5,325	-	80
Non-accruing loans subject to restructuring agreements:
Held-for-investment	11,870	16,289	19,152	20,990	21,609
Held-for-sale	-	-	122	-	-
Total non-accruing loans	22,587	26,480	34,947	33,221	34,369
Loans 90 days or more past due and still accruing:
Held-for-investment	806	1,469	621	37	424
Total loans 90 days or more past due and still accruing	806	1,469	621	37	424
Total non-performing loans	23,393	27,949	35,568	33,258	34,793
Other real estate owned	776	870	870	633	2,139
Total non-performing assets	$ 24,169	$ 28,819	$ 36,438	$ 33,891	$ 36,932
Loans subject to restructuring agreements and still accruing	$ 26,670	$ 25,891	$ 25,697	$ 24,099	$ 25,502
Accruing loans 30 to 89 days delinquent	$ 24,642	$ 20,589	$ 14,780	$ 9,998	$ 12,121

Total Non-accruing Loans

Total non-accruing loans decreased $12.4 million to $22.6 million at June 30, 2013, from $35.0 million at December 31, 2012.  This decrease was primarily attributable to $5.4 million of loans held-for-sale being sold, $1.9 million of pay-offs and principal pay-downs, $96,000 of charge-offs, $3.3 million of loans returned to accrual status, and the sale of $3.7 million of loans held-for-investment.  The above decreases in non-accruing loans were partially offset by $2.0 million of loans being placed on non-accrual status during the six months ended June 30, 2013.

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

The following tables detail the delinquency status of non-accruing loans (held-for-investment and held-for-sale) at June 30, 2013, and December 31, 2012 (dollars in thousands).  All delinquent loans in the following two tables are classified as held-for-investment, with the exception of $5.4 million of loans held-for-sale at December 31, 2012.

	June 30, 2013
	Days Past Due
Real estate loans:	0 to 29	30 to 89	90 or more	Total
Commercial	$ 11,564	$ 433	$ 3,111	$ 15,108
One-to-four family residential	-	260	3,877	4,137
Construction and land	937	-	-	937
Multifamily	-	-	-	-
Home equity and lines of credit	-	106	1,491	1,597
Commercial and industrial loans	521	95	192	808
Total non-accruing loans	$ 13,022	$ 894	$ 8,671	$ 22,587

	December 31, 2012
	Days Past Due
Real estate loans:	0 to 29	30 to 89	90 or more	Total
Commercial	$ 15,646	$ 442	$ 6,337	$ 22,425
One-to-four family residential	356	649	5,328	6,333
Construction and land	2,070	-	-	2,070
Multifamily	-	-	1,169	1,169
Home equity and lines of credit	107	-	1,587	1,694
Commercial and industrial loans	532	-	724	1,256
Total non-accruing loans	$ 18,711	$ 1,091	$ 15,145	$ 34,947

Loans Subject to Restructuring Agreements

Included in non-accruing loans are loans subject to TDR agreements totaling $11.9 million and $19.3 million at June 30, 2013, and December 31, 2012, respectively.  At June 30, 2013, $1.4 million, or 12.0% of the $11.9 million were not performing in accordance with their restructured terms, as compared to $3.3 million, or 17.0%, at December 31, 2012.

The Company also holds loans subject to restructuring agreements that are on accrual status, totaling $26.7 million and $25.7 million at June 30, 2013 and December 31, 2012, respectively.  At June 30, 2013, $10.1 million, or 37.7% of the $26.7 million were not performing in accordance with the restructured terms, as compared to none at December 31, 2012.  Of the $10.1 million not performing in accordance with their restructured terms at June 30, 2013, all loans have subsequently made their June 1, 2013 payment.

The following table details the amounts and categories of the loans subject to restructuring agreements by loan type as of June 30, 2013 and December 31, 2012 (dollars in thousands).

	At June 30, 2013		At December 31, 2012
	Non-Accruing	Accruing	Non-Accruing	Accruing
Troubled debt restructurings:
Real estate loans:
Commercial	$ 10,038	$ 21,924	$ 16,046	$ 21,785
One-to-four family residential	256	1,194	612	569
Construction and land	937	-	2,070	-
Multifamily	-	2,112	-	2,041
Home equity and lines of credit	96	349	96	356
Commercial and industrial loans	543	1,091	451	946
Total	$ 11,870	$ 26,670	$ 19,275	$ 25,697
Not performing in accordance with restructured terms	11.99%	37.73%	17.04%	0.00%

Loans 90 Days or More Past Due and Still Accruing and Other Real Estate Owned

Loans 90 days or more past due and still accruing increased $185,000 to $806,000 at June 30, 2013, from $621,000 at December 31, 2012, and primarily consist of residential loans.

Other real estate owned was $776,000 and $870,000 at June 30, 2013 and December 31, 2012, respectively.

Delinquency Status of Accruing Loans 30 to 89 Days Delinquent

Loans 30 to 89 days delinquent and on accrual status at June 30, 2013 totaled $24.6 million, an increase of $9.8 million from the December 31, 2012, balance of $14.8 million.  The following tables set forth delinquencies for accruing loans by type and by amount at June 30, 2013, and December 31, 2012 (dollars in thousands).

	June 30, 2013	December 31, 2012
Real estate loans:
Commercial	$ 13,550	$ 4,736
One-to-four family residential	5,269	5,584
Construction and land	608	159
Multifamily	4,230	2,731
Home equity and lines of credit	25	44
Commercial and industrial loans	857	1,467
Other loans	103	59
Total delinquent accruing loans	$ 24,642	$ 14,780

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

Our primary sources of funds are deposits, principal and interest payments on loans and securities, borrowed funds, the proceeds from maturing securities and short-term investments, and to a lesser extent the proceeds from the sales of loans and securities and wholesale borrowings.  The scheduled amortization of loans and securities, as well as proceeds from borrowed funds, are predictable sources of funds.  Other funding sources, however, such as deposit inflows and loan prepayments are greatly influenced by market interest rates, economic conditions, and competition.  Northfield Bank is a member of the Federal Home Loan Bank of New York, which provides an additional source of short-term and long-term funding.  Northfield Bank also has borrowing capabilities with the Federal Reserve on a short-term basis.  The Bank’s borrowed funds, excluding capitalized lease obligations and floating rate advances, were $407.9 million at June 30, 2013, at a weighted average interest rate of 2.51%.  A total of $96.5 million of these borrowings will mature in less than one year.  Borrowed funds, excluding capitalized lease obligations and floating rate advances, were $414.3 million at December 31, 2012.  The Company has the ability to obtain additional funding from the FHLB and Federal Reserve Bank discount window of approximately $742.6 million, utilizing unencumbered securities of $603.7 million and multifamily loans of $215.3 million at June 30, 2013.  The Company expects to have sufficient funds available to meet current commitments in the normal course of business.

Capital Resources.  At June 30, 2013, and December 31, 2012, Northfield Bank exceeded all regulatory capital requirements to which it is subject.

	Actual Ratio	Minimum Required for Capital Adequacy Purposes	Minimum Required to Be Well Capitalized under Prompt Corrective Action Provisions
As of June 30, 2013:
Tangible capital to tangible assets	19.46%	1.50%	NA
Tier 1 capital (core) – (to adjusted assets)	19.46	4.00	5.00%
Total capital (to risk-weighted assets)	30.02	8.00	10.00

As of December 31, 2012:
Tangible capital to tangible assets	12.65%	1.50%	NA
Tier 1 capital (core) – (to adjusted assets)	12.65	4.00	5.00%
Total capital (to risk-weighted assets)	22.30	8.00	10.00

In July 2013, the OCC and the other federal bank regulatory agencies issued a final rule that will revise their leverage and risk-based capital requirements and the method for calculating risk-weighted assets to make them consistent with agreements that were reached by the Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Act.  Among other things, the rule establishes a new common equity Tier 1 minimum capital requirement (4.5% of risk-weighted assets), increases the minimum Tier 1 capital to risk-based assets requirement (from 4% to 6% of risk-weighted assets) and assigns a higher risk weight (150%) to exposures that are more than 90 days past due or are on nonaccrual status and to certain commercial real estate facilities that finance the acquisition, development or construction of real property.  The final rule also requires unrealized gains and losses on certain "available-for-sale" securities holdings to be included for purposes of calculating regulatory capital requirements unless a one-time opt-in or opt-out is exercised.  The rule limits a banking organization's capital distributions and certain discretionary bonus payments if the banking organization does not hold a "capital conservation buffer" consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets in addition to the amount necessary to meet its minimum risk-based capital requirements.

            The final rule becomes effective for the Bank on January 1, 2015.  The capital conservation buffer requirement will be phased in beginning January 1, 2016 and ending January 1, 2019, when the full capital conservation buffer requirement will be effective.  The final rule also implements consolidated capital requirements for savings and loan holding companies, such as the Company, effective January 1, 2015.

Off-Balance Sheet Arrangements and Contractual Obligations

In the normal course of operations, the Company engages in a variety of financial transactions that, in accordance with U.S. generally accepted accounting principles, are not recorded in the financial statements.  These transactions primarily relate to lending commitments.

The following table shows the contractual obligations of the Company by expected payment period as of June 30, 2013:

Contractual Obligation	Total	Less than One Year	One to less than Three Years	Three to less than Five Years	Five Years and greater
(in thousands)
Debt obligations (excluding capitalized leases)	$ 407,913	$ 96,500	$ 201,500	$ 109,913	$ -
Commitments to originate loans	$ 64,915	$ 64,915	$ -	$ -	$ -
Commitments to fund unused lines of credit	$ 40,705	$ 40,705	$ -	$ -	$ -

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

ITEM 3.            QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A majority of our assets and liabilities are monetary in nature.  Consequently, our most significant form of market risk is interest rate risk.  Our assets, consisting primarily of mortgage-related assets and loans, generally have longer maturities than our liabilities, which consist primarily of deposits and wholesale funding.  As a result, a principal part of our business strategy involves managing interest rate risk and limiting the exposure of our net interest income to changes in market interest rates.  Accordingly, our board of directors has established a management risk committee, comprised of our Chief Investment Officer, who chairs this Committee, our Chief Executive Officer, our President/Chief Operating Officer, our Chief Financial Officer, our Chief Lending Officer, and our Executive Vice President of Operations.  This committee is responsible for, among other things, evaluating the interest rate risk inherent in our assets and liabilities, for recommending to the risk management committee of our board of directors the level of risk that is appropriate given our business strategy, operating environment, capital, liquidity and performance objectives, and for managing this risk consistent with the guidelines approved by the board of directors.

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

            The table below sets forth, as of June 30, 2013, our calculation of the estimated changes in our NPV, NPV ratio, and percent change in net interest income that would result from the designated instantaneous and sustained changes in interest rates.  Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied on as indicative of actual results (dollars in thousands).

			NPV
Change in Interest Rates (basis points)	Estimated Present Value of Assets	Estimated Present Value of Liabilities	Estimated NPV	Estimated Change In NPV	Estimated NPV/Present Value of Assets Ratio	Net Interest Income Percent Change
+400	$ 2,397,580	$ 1,813,630	$ 583,950	$ (217,006)	24.36%	(12.19)%
+300	2,468,752	1,843,188	625,564	(175,392)	25.34	(8.95)
+200	2,554,624	1,873,675	680,949	(120,007)	26.66	(5.63)
+100	2,648,103	1,905,137	742,966	(57,990)	28.06	(2.55)
0	2,738,574	1,937,618	800,956	-	29.25	0.00
(100)	2,812,731	1,969,289	843,442	42,486	29.99	(0.78)
(200)	2,854,960	1,984,959	870,001	69,045	30.47	(4.82)

The table above indicates that at June 30, 2013, in the event of a 400 basis point increase in interest rates, we would experience a 489 basis point decrease in NPV ratio (29.25% versus 24.36%), and a 12.19% decrease in net interest income.  In the event of a 200 basis point decrease in interest rates, we would experience a 122 basis point increase in NPV ratio (29.25% versus 30.47%) and a 4.82% decrease in net interest income.  Our policies provide that, in the event of a 400 basis point increase or less in interest rates, our net present value ratio should decrease by no more than 500 basis points and our projected net interest income should decrease by no more than 44%.  Additionally, our policy states that our net portfolio value should be at least 8% of total assets before and after such shock. At June 30, 2013, we were in compliance with all board approved policies with respect to interest rate risk management.

The duration of a financial instrument changes as market interest rates change. Potential movements in the duration of our investment portfolio, as well as the duration of the loan portfolio may have a positive or negative effect on our net interest income.

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

ITEM 4.            CONTROLS AND PROCEDURES

            An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of June 30, 2013.  Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

            During the six months ended June 30, 2013, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

ITEM 1.     LEGAL PROCEEDINGS

The Company and subsidiaries are subject to various legal actions arising in the normal course of business.  In the opinion of management, the resolution of these legal actions is not expected to have a material adverse effect on the Company’s financial condition or results of operations.

ITEM 1A.  RISK FACTORS

During the six months ended June 30, 2013, there have been no material changes to the risk factors as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012, as filed with the SEC.

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

NORTHFIELD BANCORP, INC.

(Registrant)

Date: August 9, 2013

/s/ John W. Alexander
John W. Alexander
Chairman and Chief Executive Officer

/s/ William R. Jacobs
William R. Jacobs
Chief Financial Officer
(Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit
Number	Description

31.1	Certification of John W. Alexander, Chairman, President and Chief Executive Officer, Pursuant to Rule 13a-14(a) and Rule 15d-14(a)

31.2	Certification of William R. Jacobs, Chief Financial Officer, Pursuant to Rule 13a-14(a) and Rule 15d-14(a)

32

Certification of John W. Alexander, Chairman and Chief Executive Officer, and William R. Jacobs, Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

The following materials from the Company’s Report on Form 10-Q for the quarter ended June 30, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Changes in Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements