Form 10-Q
period 2013-09-30
Northfield Bancorp, Inc.
filed 2013-11-12
CIK 1493225

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON,  D.C. 20549

FORM 10-Q

[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

or

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

57,939,498 shares of Common Stock, par value $0.01 per share, were issued and outstanding as of November 1, 2013.

NORTHFIELD BANCORP, INC.

Form 10-Q Quarterly Report

PART I

ITEM1.FINANCIAL STATEMENTS

NORTHFIELD BANCORP, INC.

CONSOLIDATED BALANCE SHEETS
September 30, 2013,  and December 31, 2012

(Unaudited)

(In thousands, except share amounts)

	September 30, 2013	December 31, 2012
ASSETS:
Cash and due from banks	$ 13,549	$ 25,354
Interest-bearing deposits in other financial institutions	80,104	103,407
Total cash and cash equivalents	93,653	128,761
Trading securities	5,706	4,677
Securities available-for-sale, at estimated fair value
(encumbered $239,099 in 2013 and $254,190 in 2012)	1,023,055	1,275,631
Securities held-to-maturity, at amortized cost (estimated fair value of $2,309 in 2012)
(encumbered $0 in 2012)	-	2,220
Loans held-for-sale	3,945	5,447
Purchased credit-impaired (PCI) loans held-for-investment	62,802	75,349
Loans acquired	81,784	101,433
Originated loans held-for-investment, net	1,253,281	1,066,200
Loans held-for-investment, net	1,397,867	1,242,982
Allowance for loan losses	(27,114)	(26,424)
Net loans held-for-investment	1,370,753	1,216,558
Accrued interest receivable	7,733	8,154
Bank owned life insurance	124,094	93,042
Federal Home Loan Bank of New York stock, at cost	16,882	12,550
Premises and equipment, net	29,836	29,785
Goodwill	16,159	16,159
Other real estate owned	664	870
Other assets	34,739	19,347
Total assets	$ 2,727,219	$ 2,813,201

LIABILITIES AND STOCKHOLDERS’ EQUITY:
LIABILITIES:
Deposits	$ 1,492,586	$ 1,956,860
Securities sold under agreements to repurchase	216,000	226,000
Other borrowings	276,181	193,122
Advance payments by borrowers for taxes and insurance	6,683	3,488
Accrued expenses and other liabilities	19,489	18,858
Total liabilities	2,010,939	2,398,328

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value; 10,000,000 shares authorized, none issued or outstanding	-	-
Common stock, $0.01 par value: 150,000,000 shares authorized, 58,212,409 and 46,904,286 shares issued at September 30, 2013, and December 31, 2012, respectively, 57,939,498
and 41,486,819 outstanding at September 30, 2013 and December 31, 2012, respectively	582	469
Additional paid-in-capital	507,464	230,253
Unallocated common stock held by employee stock ownership plan	(27,407)	(13,965)
Retained earnings	240,512	249,892
Accumulated other comprehensive (loss) income	(1,591)	18,231
Treasury stock at cost; 272,911 and 5,417,467 shares at September 30, 2013 and December 31, 2012, respectively	(3,280)	(70,007)
Total stockholders’ equity	716,280	414,873
Total liabilities and stockholders’ equity	$ 2,727,219	$ 2,813,201

See accompanying notes to consolidated financial statements.

NORTHFIELD BANCORP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
Three and nine months ended September 30, 2013, and 2012

(Unaudited)

(In thousands, except share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Interest income:
Loans	$ 17,827	$ 15,162	$ 51,021	$ 45,187
Mortgage-backed securities	5,097	6,799	17,095	20,418
Other securities	325	559	1,268	2,102
Federal Home Loan Bank of New York dividends	124	151	398	435
Deposits in other financial institutions	7	19	68	47
Total interest income	23,380	22,690	69,850	68,189
Interest expense:
Deposits	1,442	2,447	5,180	7,432
Borrowings	2,618	3,244	7,830	9,820
Total interest expense	4,060	5,691	13,010	17,252
Net interest income	19,320	16,999	56,840	50,937
Provision for loan losses	817	502	1,511	1,661
Net interest income after provision for loan losses	18,503	16,497	55,329	49,276
Non-interest income:
Fees and service charges for customer services	801	720	2,285	2,285
Income on bank owned life insurance	999	710	2,588	2,139
Gain on securities transactions, net	743	428	2,941	2,488
Other-than-temporary impairment losses on securities	-	-	(434)	-
Portion recognized in other comprehensive income (before taxes)	-	-	-	-
Net impairment losses on securities recognized in earnings	-	-	(434)	-
Other	45	(148)	162	203
Total non-interest income	2,588	1,710	7,542	7,115
Non-interest expense:
Compensation and employee benefits	6,756	5,950	20,270	17,881
Occupancy	2,479	2,201	7,339	6,230
Furniture and equipment	432	375	1,315	1,064
Data processing	874	826	3,424	2,829
Professional fees	753	684	2,221	2,480
FDIC insurance	379	409	1,131	1,218
Other	1,636	1,583	5,184	4,769
Total non-interest expense	13,309	12,028	40,884	36,471
Income before income tax expense	7,782	6,179	21,987	19,920
Income tax expense	2,682	2,285	7,796	7,130
Net income	$ 5,100	$ 3,894	$ 14,191	$ 12,790
Net income per common share:
Basic	$ 0.09	$ 0.07	$ 0.26	$ 0.24
Diluted	$ 0.09	$ 0.07	$ 0.26	$ 0.23
Other comprehensive (loss) income:
Unrealized (losses) gains on securities:
Net unrealized holding (losses) gains on securities	$ (4,670)	$ 3,657	$ (30,800)	$ 7,622
Less: reclassification adjustment for gains included in net income (included in gain on securities transactions, net)	(353)	(225)	(2,245)	(2,032)
Net unrealized (losses) gains	(5,023)	3,432	(33,045)	5,590
Reclassification adjustment for OTTI impairment included in net income (included OTTI losses on securities)	-	-	434	-
Other comprehensive (loss) income , before tax	(5,023)	3,432	(32,611)	5,590
Income tax (benefit) expense related to net unrealized holding (losses) gains on securities	(1,873)	1,463	(12,065)	3,049
Income tax expense related to reclassification adjustment for gains included in net income	(141)	(90)	(898)	(813)
Income tax benefit related to reclassification adjustment for OTTI impairment included in net income	-	-	174	-
Other comprehensive (loss) income, net of tax	(3,009)	2,059	(19,822)	3,354
Comprehensive (loss) income	$ 2,091	$ 5,953	$ (5,631)	$ 16,144

See accompanying notes to consolidated financial statements.

NORTHFIELD BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Nine months ended September 30, 2013, and 2012

(Unaudited)

(In thousands, except share data)

				Unallocated		Accumulated
				Common Stock		Other
	Common Stock		Additional	Held by the		Comprehensive		Total
		Par	Paid-in	Employee Stock	Retained	Income (Loss),	Treasury	Stockholders'
	Shares	Value	Capital	Ownership Plan	Earnings	Net of tax	Stock	Equity

Balance at December 31, 2011	45,632,611	$ 456	$ 209,302	$ (14,570)	$ 235,776	$ 17,470	$ (65,784)	$ 382,650
Net income					12,790			12,790
Other comprehensive income, net of tax						3,354		3,354
ESOP shares allocated or committed to be released			192	437				629
Stock compensation expense			2,299					2,299
Additional tax benefit on equity awards			204					204
Exercise of stock options					(187)		121	(66)
Cash dividends declared ($0.12 per common share)					(1,722)			(1,722)
Treasury stock (average cost of $9.84 per share)							(4,344)	(4,344)
Balance at September 30, 2012	45,632,611	$ 456	$ 211,997	$ (14,133)	$ 246,657	$ 20,824	$ (70,007)	$ 395,794

Balance at December 31, 2012	46,904,286	$ 469	$ 230,253	$ (13,965)	$ 249,892	$ 18,231	$ (70,007)	$ 414,873
Net income					14,191			14,191
Other comprehensive loss, net of tax						(19,822)		(19,822)
ESOP shares allocated or committed to be released			334	782				1,116
Stock compensation expense			2,354					2,354
Additional tax benefit on equity awards			296					296
Corporate reorganization:
Merger of Northfield Bancorp, MHC	(24,641,684)	(246)	370					124
Exchange of common stock	(16,845,135)	(169)	169					0
Treasury stock retired	(5,417,467)	(54)	(69,953)				70,007	0
Proceeds of stock offering, net of costs	58,199,819	582	329,396					329,978
Purchase of common stock by ESOP			14,224	(14,224)				0
Exercise of stock options	12,590		21					21
Cash dividends declared ($0.43 per common share)					(23,571)			(23,571)
Treasury stock (average cost of $12.02 per share)	(272,911)						(3,280)	(3,280)
Balance at September 30, 2013	57,939,498	$ 582	$ 507,464	$ (27,407)	$ 240,512	$ (1,591)	$ (3,280)	$ 716,280

See accompanying notes to consolidated financial statements.

NORTHFIELD BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine months ended September 30, 2013, and 2012

(Unaudited) (In thousands)

	2013	2012
Cash flows from operating activities:
Net income	$ 14,191	$ 12,790
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,511	1,661
ESOP and stock compensation expense	3,470	2,928
Depreciation	2,690	2,076
Amortization of premiums, and deferred loan costs, net of (accretion) of discounts, and deferred loan fees	1,592	277
Amortization intangible assets	332	273
Income on bank owned life insurance	(2,588)	(2,139)
Net (gain) loss on sale of loans held-for-sale	(35)	111
Proceeds from sale of loans held-for-sale	8,513	13,303
Origination of loans held-for-sale	(3,638)	(10,370)
Gain on securities transactions, net	(2,941)	(2,488)
Net purchases of trading securities	(333)	(135)
Decrease in accrued interest receivable	421	1,264
(Increase) decrease in other assets	(2,377)	1,192
Increase (decrease) in accrued expenses and other liabilities	631	(1,098)
Net cash provided by operating activities	21,439	19,645
Cash flows from investing activities:
Net increase in loans receivable	(159,531)	(28,538)
Purchases of Federal Home Loan Bank of New York stock, net	(4,332)	(1,801)
Purchases of securities available-for-sale	(264,562)	(606,140)
Principal payments and maturities on securities available-for-sale	285,933	318,165
Principal payments and maturities on securities held-to-maturity	2,219	1,079
Proceeds from sale of securities available-for-sale	199,302	176,586
Purchases of bank owned life insurance	(28,657)	-
Death benefits received from bank owned life insurance	193	-
Proceeds from sale of other real estate owned	81	2,706
Purchases and improvements of premises and equipment	(2,741)	(6,162)
Net cash provided by (used in) investing activities	27,905	(144,105)
Cash flows from financing activities:
Net (decrease) increase in deposits	(174,720)	77,254
Dividends paid	(23,571)	(1,722)
Net proceeds from sale of common stock	54,648	-
Merger of Northfield Bancorp, MHC	124	-
Purchase of common stock for ESOP	(14,224)	-
Exercise of stock options	21	16
Purchase of treasury stock	(3,280)	(4,344)
Additional tax benefit on equity awards	296	204
Increase in advance payments by borrowers for taxes and insurance	3,195	1,794
Repayments under capital lease obligations	(214)	(186)
Proceeds from securities sold under agreements to repurchase and other borrowings	474,970	351,186
Repayments related to securities sold under agreements to repurchase and other borrowings	(401,697)	(333,000)
Net cash (used in) provided by financing activities	(84,452)	91,202
Net decrease in cash and cash equivalents	(35,108)	(33,258)
Cash and cash equivalents at beginning of period	128,761	65,269
Cash and cash equivalents at end of period	$ 93,653	$ 32,011

Supplemental cash flow information:
Cash paid during the period for:
Interest	$ 13,082	$ 17,490
Income taxes	13,541	5,334
Non-cash transactions:
Loans charged-off, net	821	1,428
Other real estate owned write-downs	124	437
Transfers of loans to other real estate owned	-	306
Increase in due to broker for purchases of securities available-for-sale	-	5,099
Increase in due from broker for sales of securities available-for-sale	-	(13,779)
Deposits utilized to purchase common stock	289,554	-

See accompanying notes to consolidated financial statements.

NORTHFIELD BANCORP, INC.

Notes to Unaudited Consolidated Financial Statements

Note 1 – Basis of Presentation

The consolidated financial statements are comprised of the accounts of Northfield Bancorp, Inc. (the “Company”) and its wholly owned subsidiaries, Northfield Investments, Inc. and Northfield Bank (the Bank) and the Bank’s wholly-owned significant subsidiaries, NSB Services Corp. and NSB Realty Trust. All significant intercompany accounts and transactions have been eliminated in consolidation.

In the opinion of management, all adjustments (consisting solely of normal and recurring adjustments) necessary for the fair presentation of the consolidated financial condition and the consolidated results of operations for the unaudited periods presented have been included.  The results of operations and other data presented for the three and nine months ended September 30, 2013, are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2013.  Certain prior year amounts have been reclassified to conform to the current year presentation.

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

On January 24, 2013, Northfield Bancorp, Inc. completed its conversion from the mutual holding company to the stock holding company form of organization. A total of 35,558,927 shares of common stock were sold in the subscription and community offerings at a price of $10.00 per share, including 1,422,357 shares of common stock purchased by the Northfield Bank Employee Stock Ownership Plan. As part of the conversion, each existing share of Northfield Bancorp, Inc., a Federal Corporation, (“Northfield-Federal”) common stock held by public shareholders was converted into the right to receive 1.4029 shares of Northfield Bancorp, Inc., a Delaware Corporation, (“Northfield-Delaware”) common stock. The exchange ratio ensured that, after the conversion and offering, the public shareholders of Northfield-Federal maintained approximately the same ownership interest in Northfield-Delaware as they owned previously. 58,199,819 shares of Northfield-Delaware common stock were outstanding after the completion of the offering and the exchange. The Company incurred costs of approximately $11.5 million related to the conversion.

Share amounts at December 31, 2012, have been restated to reflect the conversion at a rate of 1.4029-to-one, unless noted otherwise.

Note 2 – Securities

The following is a comparative summary of mortgage-backed securities and other securities available-for-sale at September 30, 2013, and December 31, 2012 (in thousands):

	September 30, 2013
		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
	cost	gains	losses	value
Mortgage-backed securities:
Pass-through certificates:
Government sponsored enterprises (GSE)	$ 385,973	$ 10,773	$ 3,541	$ 393,205
Real estate mortgage investment conduits (REMICs):
GSE	521,132	1,043	10,254	511,921
Non-GSE	5,007	146	53	5,100
	912,112	11,962	13,848	910,226
Other securities:
GSE bonds	30,495	-	134	30,361
Equity investments-mutual funds	2,189	-	-	2,189
Corporate bonds	80,450	3	174	80,279
	113,134	3	308	112,829
Total securities available-for-sale	$ 1,025,246	$ 11,965	$ 14,156	$ 1,023,055

	December 31, 2012
		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
	cost	gains	losses	value
Mortgage-backed securities:
Pass-through certificates:
GSE	$ 456,441	$ 22,996	$ 99	$ 479,338
Real estate mortgage investment conduits (REMICs):
GSE	694,087	7,092	62	701,117
Non-GSE	7,543	266	33	7,776
	1,158,071	30,354	194	1,188,231
Other securities:
Equity investments-mutual funds	12,998	—	—	12,998
Corporate bonds	73,708	694	—	74,402
	86,706	694	—	87,400
Total securities available-for-sale	$ 1,244,777	$ 31,048	$ 194	$ 1,275,631

The following is a summary of the expected maturity distribution of debt securities available-for-sale, other than mortgage-backed securities, at September 30, 2013 (in thousands):

Available-for-sale	Amortized cost	Estimated fair value
Due in one year or less	$ -	$ -
Due after one year through five years	110,944	110,639
	$ 110,944	$ 110,639

Expected maturities on mortgage-backed securities may differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without penalties.

For the three months and nine months ended September 30, 2013, the Company had gross proceeds of $52.8 million and $199.3 million, respectively, on sales of securities available-for-sale with gross realized gains of approximately $394,000 and $2.5 million, respectively, and gross realized losses of $42,000 and $219,000, respectively.  For the three and nine months ended September 30, 2012, the Company had gross proceeds of $46.3 million and $176.6 million, respectively, on sales of securities available-for-sale with gross realized gains of approximately $715,000 and $2.0 million, respectively, and gross realized losses of $490,000 for the three and nine months ended September 30, 2012.    The Company recognized $390,000 and $696,000 in gains on its trading securities portfolio during the three and nine months ended September 30, 2013, respectively.  The Company recognized $203,000 and $456,000 in gains on its trading securities portfolio during the three and nine months ended September 30, 2012, respectively.  The Company recognized $0 and $434,000  of  other-than-temporary impairment charges during the three and nine months ended September 30, 2013, respectively, and did not recognize any other-than-temporary impairment charges during the three and nine months ended September 30, 2012.

Activity related to the credit component recognized in earnings on debt securities for which a portion of other-than-temporary impairment was recognized in accumulated other comprehensive income for the three and nine months ended September 30, 2013 and 2012, is as follows (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2013	2012	2013	2012
Balance, beginning of period	$ -	$ 578	$ -	$ 578
Additions to the credit component on debt securities in which other-than-temporary
impairment was not previously recognized	-	-	-	-
Reductions due to sales		(578)	-	(578)
Cumulative pre-tax credit losses, end of period	$ -	$ -	$ -	$ -

Gross unrealized losses on mortgage-backed securities, equity investments, and corporate bonds available-for-sale, and the estimated fair value of the related securities, aggregated by security category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2013, and December 31, 2012, were as follows (in thousands):

	September 30, 2013
	Less than 12 months		12 months or more		Total
	Unrealized	Estimated	Unrealized	Estimated	Unrealized	Estimated
	losses	fair value	losses	fair value	losses	fair value
Mortgage-backed securities:
Pass-through certificates:
GSE	$ 3,493	$ 156,702	$ 48	$ 5,375	$ 3,541	$ 162,077
REMICs:
GSE	9,479	314,923	775	48,508	10,254	363,431
Non-GSE	24	1,246	29	482	53	1,728
Other securities:
GSE bonds	134	30,361	-	-	134	30,361
Corporate bonds	174	68,784	-	-	174	68,784
Total	$ 13,304	$ 572,016	$ 852	$ 54,365	$ 14,156	$ 626,381

December 31, 2012
	Less than 12 months		12 months or more		Total
	Unrealized	Estimated	Unrealized	Estimated	Unrealized	Estimated
	losses	fair value	losses	fair value	losses	fair value
Mortgage-backed securities:
Pass-through certificates:
GSE	$ 99	$ 14,156	$ -	$ -	$ 99	$ 14,156
REMICs:
GSE	58	100,310	4	7,633	62	107,943
Non-GSE	-	-	33	604	33	604
Total	$ 157	$ 114,466	$ 37	$ 8,237	$ 194	$ 122,703

The Company held 37 REMIC pass-through mortgage-backed securities issued or guaranteed by GSEs, 7 REMIC mortgage-backed securities issued or guaranteed by GSEs and one REMIC mortgage-backed security not issued or guaranteed by GSEs that were in a continuous unrealized loss position of greater than twelve months at September 30, 2013.  There were 20 pass-through mortgage-backed securities issued or guaranteed by GSEs,  20 REMIC mortgage-backed securities issued or guaranteed by GSEs, one GSE bond, one REMIC mortgage-backed security not issued or guaranteed by GSEs and 13 corporate bonds that were in an unrealized loss position of less than twelve months, and rated investment grade at September 30, 2013.  The declines in value relate to the general interest rate environment and are considered temporary.  The securities cannot be prepaid in a manner that would result in the Company not receiving substantially all of its amortized cost.  The Company neither has an intent to sell, nor is it more likely than not that the Company will be required to sell, the securities before the recovery of their amortized cost basis or, if necessary, maturity.

The fair values of our investment securities could decline in the future if the underlying performance of the collateral for the collateralized mortgage obligations or other securities deteriorates and our credit enhancement levels do not provide sufficient protections to our contractual principal and interest.

Note 3 – Loans

Net loans held-for-investment is as follows (in thousands):

	September 30,	December 31,
	2013	2012
Real estate loans:
Multifamily	$ 756,469	$ 610,129
Commercial mortgage	349,610	315,450
One-to-four family residential mortgage	63,260	64,733
Home equity and lines of credit	45,346	33,573
Construction and land	19,029	23,243
Total real estate loans	1,233,714	1,047,128
Commercial and industrial loans	14,639	14,786
Other loans	1,834	1,830
Total commercial and industrial and other loans	16,473	16,616
Deferred loan cost, net	3,094	2,456
Originated loans held-for-investment, net	1,253,281	1,066,200
PCI Loans	62,802	75,349
Loans acquired:
Multifamily	3,963	5,763
Commercial mortgage	13,748	17,053
One-to-four family residential mortgage	63,700	78,237
Construction and land	373	380
Total loans acquired, net	81,784	101,433
Loans held-for-investment, net	1,397,867	1,242,982
Allowance for loan losses	(27,114)	(26,424)
Net loans held-for-investment	$ 1,370,753	$ 1,216,558

Loans held-for-sale amounted to $3.9 million and  $5.4 million at September 30, 2013, and December 31, 2012, respectively.

PCI loans, primarily acquired as part of a Federal Deposit Insurance Corporation-assisted transaction, totaled $62.8 million at September 30, 2013, as compared to $75.3 million at December 31, 2012.   The Company accounts for PCI loans utilizing generally accepting accounting principles applicable to loans acquired with deteriorated credit quality.  PCI loans consist of approximately 38% commercial real estate and 47% commercial and industrial loans, with the remaining balance in residential and home equity loans.  The following details the accretion of interest income for the periods indicated:

	Three months ended		Nine months ended
	September 30,		September 30,
	2013	2012	2013	2012
Balance at the beginning of period	$ 40,454	$ 39,311	$ 43,431	$ 42,493
Accretion into interest income	(1,385)	(1,499)	(4,362)	(4,681)
Balance at end of period	$ 39,069	$ 37,812	$ 39,069	$ 37,812

Activity in the allowance for loan losses is as follows (in thousands):

	At or for the nine months ended September 30,
	2013	2012
Beginning balance	$ 26,424	$ 26,836
Provision for loan losses	1,511	1,661
Charge-offs, net	(821)	(1,428)
Ending balance	$ 27,114	$ 27,069

The following tables set forth activity in our allowance for loan losses, by loan type, for the nine months ended September 30, 2013, and the year ended December 31, 2012.  The following tables also detail the amount of originated and acquired loans held-for-investment, net of deferred loan fees and costs, that are evaluated individually, and collectively, for impairment, and the related portion of the allowance for loan losses that is allocated to each loan portfolio segment, as of September 30, 2013, and December 31, 2012 (in thousands). There was no related allowance for acquired loans as of September 30, 2013, and December 31, 2012.

September 30, 2013
Real Estate
	Commercial	One-to-Four Family	Construction and Land	Multifamily	Home Equity and Lines of Credit	Commercial and Industrial	Other	Unallocated	Originated Loans Total	Purchased Credit-Impaired	Total
Allowance for loan losses:
Beginning Balance	$ 13,343	$ 623	$ 994	$ 7,086	$ 623	$ 2,297	$ 21	$ 1,201	$ 26,188	$ 236	$ 26,424
Charge-offs	(854)	(320)	-	(187)	(96)	(40)	(26)	-	(1,523)	-	(1,523)
Recoveries	21	-	567	13	-	81	20	-	702	-	702
Provisions	819	493	(954)	754	428	(189)	54	106	1,511	-	1,511
Ending Balance	$ 13,329	$ 796	$ 607	$ 7,666	$ 955	$ 2,149	$ 69	$ 1,307	$ 26,878	$ 236	$ 27,114

Ending balance: individually evaluated for impairment	$ 2,380	$ 18	$ -	$ 130	$ 150	$ 113	$ -	$ -	$ 2,791	$ -	$ 2,791

Ending balance: collectively evaluated for impairment	$ 10,949	$ 778	$ 607	$ 7,536	$ 805	$ 2,036	$ 69	$ 1,307	$ 24,087	$ 236	$ 24,323

Originated loans, net:
Ending Balance	$ 349,913	$ 63,779	$ 19,043	$ 758,149	$ 45,895	$ 14,668	$ 1,834	$ -	$ 1,253,281	$ -	$ 1,253,281

Ending balance: individually evaluated for impairment	$ 32,858	$ 1,121	$ 109	$ 2,093	$ 1,740	$ 1,620	$ -	$ -	$ 39,541	$ -	$ 39,541

Ending balance: collectively evaluated for impairment	$ 317,055	$ 62,658	$ 18,934	$ 756,056	$ 44,155	$ 13,048	$ 1,834	$ -	$ 1,213,740	$ -	$ 1,213,740

December 31, 2012
Real Estate
	Commercial	One-to-Four Family	Construction and Land	Multifamily	Home Equity and Lines of Credit	Commercial and Industrial	Other	Unallocated	Total	Purchased Credit-Impaired	Total
Allowance for loan losses:
Beginning Balance	$ 14,120	$ 967	$ 1,189	$ 6,772	$ 418	$ 2,035	$ 226	$ 1,109	$ 26,836	$ -	$ 26,836
Charge-offs	(1,828)	(1,300)	(43)	(729)	(2)	(90)	(201)	-	(4,193)	-	(4,193)
Recoveries	107	-	-	9	-	86	43	-	245	-	245
Provisions	944	956	(152)	1,034	207	266	(47)	92	3,300	236	3,536
Ending Balance	$ 13,343	$ 623	$ 994	$ 7,086	$ 623	$ 2,297	$ 21	$ 1,201	$ 26,188	$ 236	$ 26,424

Ending balance: individually evaluated for impairment	$ 1,617	$ 5	$ -	$ 317	$ 123	$ 1,553	$ -	$ -	$ 3,615	$ -	$ 3,615

Ending balance: collectively evaluated for impairment	$ 11,726	$ 618	$ 994	$ 6,769	$ 500	$ 744	$ 21	$ 1,201	$ 22,573	$ 236	$ 22,809

Originated loans, net:
Ending balance	$ 315,603	$ 65,354	$ 23,255	$ 611,469	$ 33,879	$ 14,810	$ 1,830	$ -	$ 1,066,200	$ -	$ 1,066,200

Ending balance: individually evaluated for impairment	$ 41,568	$ 2,061	$ -	$ 2,040	$ 1,943	$ 4,087	$ -	$ -	$ 51,699	$ -	$ 51,699

Ending balance: collectively evaluated for impairment	$ 274,035	$ 63,293	$ 23,255	$ 609,429	$ 31,936	$ 10,723	$ 1,830	$ -	$ 1,014,501	$ -	$ 1,014,501

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

The following tables detail the recorded investment of originated loans held-for-investment, net of deferred fees and costs, by loan type and credit quality indicator at September 30, 2013, and December 31, 2012 (in thousands):

	At September 30, 2013
	Real Estate
	Multifamily		Commercial		One-to-Four Family		Construction and Land	Home Equity and Lines of Credit	Commercial and Industrial	Other	Total
	< 35% LTV	=> 35% LTV	< 35% LTV	=> 35% LTV	< 60% LTV	=> 60% LTV
Internal Risk Rating
Pass	$ 33,640	$ 707,204	$ 41,995	$ 249,870	$ 28,983	$ 27,877	$ 13,811	$ 43,689	$ 10,622	$ 1,834	$ 1,159,525
Special Mention	314	11,128	1,779	12,687	1,391	1,620	5,124	516	1,496	-	36,055
Substandard	-	5,863	1,726	41,856	1,268	2,640	108	1,690	2,550	-	57,701
Originated loans held-for-investment, net	$ 33,954	$ 724,195	$ 45,500	$ 304,413	$ 31,642	$ 32,137	$ 19,043	$ 45,895	$ 14,668	$ 1,834	$ 1,253,281

	At December 31, 2012
	Real Estate
	Multifamily		Commercial		One-to-Four Family		Construction and Land	Home Equity and Lines of Credit	Commercial and Industrial	Other	Total
	< 35% LTV	=> 35% LTV	< 35% LTV	=> 35% LTV	< 60% LTV	=> 60% LTV
Internal Risk Rating
Pass	$ 19,438	$ 575,434	$ 30,284	$ 211,679	$ 32,120	$ 28,091	$ 12,536	$ 31,526	$ 10,992	$ 1,804	$ 953,904
Special Mention	115	10,444	185	23,521	1,422	384	5,137	659	753	-	42,620
Substandard	510	5,528	1,699	48,235	1,066	2,271	5,582	1,694	3,065	26	69,676
Originated loans held-for-investment, net	$ 20,063	$ 591,406	$ 32,168	$ 283,435	$ 34,608	$ 30,746	$ 23,255	$ 33,879	$ 14,810	$ 1,830	$ 1,066,200

Included in originated and acquired loans receivable (including held-for-sale) are loans for which the accrual of interest income has been discontinued due to deterioration in the financial condition of the borrowers.  The recorded investment of these nonaccrual loans was $19.5 million and $34.9 million at September 30, 2013, and December 31, 2012, respectively.  Generally, loans are placed on non-accruing status when they become 90 days or more delinquent, and remain on non-accrual status until they are brought current, have six months of performance under the loan terms, and factors indicating reasonable doubt about the timely collection of payments no longer exist.  Therefore, loans may be current in accordance with their loan terms, or may be less than 90 days delinquent and still be on a non-accruing status.

These non-accrual amounts included loans deemed to be impaired of $13.2 million and $26.0 million at September 30, 2013, and December 31, 2012, respectively.  Loans on non-accrual status with principal balances less than $500,000, and therefore not meeting the Company’s definition of an impaired loan, amounted to $4.7 million and $4.1 million at September 30, 2013, and December 31, 2012, respectively.   Non-accrual amounts included in loans held-for-sale were $1.7 million and $5.4 million at September 30, 2013 and December 31, 2012, respectively.    Loans past due 90 days or more and still accruing interest were $18,000 and $621,000 at September 30, 2013, and December 31, 2012, respectively, and consisted of loans that are considered well secured and in the process of collection.

The following tables set forth the detail, and delinquency status, of non-performing loans (non-accrual loans and loans past due 90 or more and still accruing), net of deferred fees and costs, at September 30, 2013, and December 31, 2012 (in thousands).  The following table excludes PCI loans at September 30, 2013, and December 31, 2012, which have been segregated into pools in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Subtopic 310-30.  Each loan pool is accounted for as a single asset with a single composite interest rate and an aggregate expectation of cash flows. At September 30, 2013, expected future cash flows of each PCI loan pool were consistent with those estimated in our most recent recast of the cash flows.

	At September 30, 2013
	Total Non-Performing Loans
	Non-Accruing Loans
	0-29 Days Past Due	30-89 Days Past Due	90 Days or More Past Due	Total	90 Days or More Past Due and Accruing	Total Non-Performing Loans
Loans held-for-investment:
Real estate loans:
Commercial
LTV < 35%
Substandard	$ 353	$ -	$ -	$ 353	$ -	$ 353
Total	353	-	-	353	-	353
LTV => 35%
Substandard	2,454	8,753	785	11,992	-	11,992
Total	2,454	8,753	785	11,992	-	11,992
Total commercial	2,807	8,753	785	12,345	-	12,345
One-to-four family residential
LTV < 60%
Special Mention	151	16	114	281	-	281
Substandard	180	242	186	608	-	608
Total	331	258	300	889	-	889
LTV => 60%
Substandard	191	-	1,834	2,025	-	2,025
Total	191	-	1,834	2,025	-	2,025
Total one-to-four family residential	522	258	2,134	2,914	-	2,914
Construction and land
Substandard	108	-	-	108	-	108
Total construction and land	108	-	-	108	-	108
Multifamily
LTV => 35%
Substandard	-	-	73	73	-	73
Total multifamily	-	-	73	73	-	73
Home equity and lines of credit
Special Mention	-	-	43	43	-	43
Substandard	104	-	1,586	1,690	-	1,690
Total home equity and lines of credit	104	-	1,629	1,733	-	1,733
Commercial and industrial loans
Pass	-	-	-	-	1	1
Special Mention	-	-	11	11	-	11
Substandard	70	447	245	762	-	762
Total commercial and industrial loans	70	447	256	773	1	774
Other loans
Pass	-	-	-	-	17	17
Total other loans	-	-	-	-	17	17
Total non-performing loans held-for-investment	3,611	9,458	4,877	17,946	18	17,964
Loans acquired:
One-to-four family residential
LTV < 60%
Substandard	-	-	103	103	-	103
Total	-	-	103	103	-	103
LTV => 60%
Substandard	305	-	1,127	1,432	-	1,432
Total	305	-	1,127	1,432	-	1,432
Total one-to-four family residential	305	-	1,230	1,535	-	1,535
Total non-performing loans acquired	305	-	1,230	1,535	-	1,535
Total non-performing loans	$ 3,916	$ 9,458	$ 6,107	$ 19,481	$ 18	$ 19,499

	At December 31, 2012
	Total Non-Performing Loans
	Non-Accruing Loans
	0-29 Days Past Due	30-89 Days Past Due	90 Days or More Past Due	Total	90 Days or More Past Due and Accruing	Total Non-Performing Loans
Loans held-for-investment:
Real estate loans:
Commercial
LTV < 35%
Substandard	$ 1,699	$ -	$ -	$ 1,699	$ -	$ 1,699
Total	1,699	-	-	1,699	-	1,699
LTV => 35%
Substandard	13,947	442	5,565	19,954	349	20,303
Total	13,947	442	5,565	19,954	349	20,303
Total commercial	15,646	442	5,565	21,653	349	22,002
One-to-four family residential
LTV < 60%
Special Mention	-	19	229	248	119	367
Substandard	-	429	-	429	-	429
Total	-	448	229	677	119	796
LTV => 60%
Substandard	233	201	1,437	1,871	151	2,022
Total	233	201	1,437	1,871	151	2,022
Total one-to-four family residential	233	649	1,666	2,548	270	2,818
Construction and land
Substandard	2,070	-	-	2,070	-	2,070
Total construction and land	2,070	-	-	2,070	-	2,070
Multifamily
LTV => 35%
Substandard			279	279	-	279
Total multifamily	-	-	279	279	-	279
Home equity and lines of credit
Substandard	107	-	1,587	1,694	-	1,694
Total home equity and lines of credit	107	-	1,587	1,694	-	1,694
Commercial and industrial loans
Substandard	532	-	724	1,256	-	1,256
Total commercial and industrial loans	532	-	724	1,256	-	1,256
Other loans
Pass	-	-	-	-	2	2
Total other loans	-	-	-	-	2	2
Total non-performing loans held-for-investment	18,588	1,091	9,821	29,500	621	30,121
Loans held-for-sale:
Commercial
LTV => 35%
Substandard	-		773	773	-	773
Total commercial	-	-	773	773	-	773
One-to-four family residential
LTV => 60%
Substandard	122	-	3,662	3,784	-	3,784
Total one-to-four family residential	122	-	3,662	3,784	-	3,784
Multifamily
LTV => 35%
Substandard	-	-	890	890	-	890
Total multifamily	-	-	890	890	-	890
Total non-performing loans held-for-sale	122	-	5,325	5,447	-	5,447
Total non-performing loans	$ 18,710	$ 1,091	$ 15,146	$ 34,947	$ 621	$ 35,568

The following tables set forth the detail and delinquency status of originated and acquired loans held-for-investment, net of deferred fees and costs, by performing and non-performing loans at September 30, 2013 and December 31, 2012 (in thousands).

	September 30, 2013
	Performing (Accruing) Loans
	0-29 Days Past Due	30-89 Days Past Due	Total	Non-Performing Loans	Total Loans Receivable, net
Loans held-for-investment:
Real estate loans:
Commercial
LTV < 35%
Pass	$ 41,995	$ -	$ 41,995	$ -	$ 41,995
Special Mention	1,315	464	1,779	-	1,779
Substandard	1,373	-	1,373	353	1,726
Total	44,683	464	45,147	353	45,500
LTV > 35%
Pass	249,192	678	249,870	-	249,870
Special Mention	10,994	1,693	12,687	-	12,687
Substandard	27,445	2,419	29,864	11,992	41,856
Total	287,631	4,790	292,421	11,992	304,413
Total commercial	332,314	5,254	337,568	12,345	349,913
One-to-four family residential
LTV < 60%
Pass	28,522	461	28,983	-	28,983
Special Mention	693	417	1,110	281	1,391
Substandard	341	319	660	608	1,268
Total	29,556	1,197	30,753	889	31,642
LTV > 60%
Pass	25,237	2,640	27,877	-	27,877
Special Mention	1,620	-	1,620	-	1,620
Substandard	369	246	615	2,025	2,640
Total	27,226	2,886	30,112	2,025	32,137
Total one-to-four family residential	56,782	4,083	60,865	2,914	63,779
Construction and land
Pass	13,811	-	13,811	-	13,811
Special Mention	5,124	-	5,124	-	5,124
Substandard	-	-	-	108	108
Total construction and land	18,935	-	18,935	108	19,043
Multifamily
LTV < 35%
Pass	33,640	-	33,640	-	33,640
Special Mention	99	215	314	-	314
Total	33,739	215	33,954	-	33,954
LTV > 35%
Pass	706,414	790	707,204	-	707,204
Special Mention	9,736	1,392	11,128	-	11,128
Substandard	4,960	830	5,790	73	5,863
Total	721,110	3,012	724,122	73	724,195
Total multifamily	754,849	3,227	758,076	73	758,149
Home equity and lines of credit
Pass	43,689	-	43,689	-	43,689
Special Mention	380	93	473	43	516
Substandard	-	-	-	1,690	1,690
Total home equity and lines of credit	44,069	93	44,162	1,733	45,895
Commercial and industrial loans
Pass	10,486	135	10,621	1	10,622
Special Mention	983	502	1,485	11	1,496
Substandard	218	1,570	1,788	762	2,550
Total commercial and industrial loans	11,687	2,207	13,894	774	14,668
Other loans
Pass	1,807	10	1,817	17	1,834
Total other loans	1,807	10	1,817	17	1,834
Total loans held-for-investment	1,220,443	14,874	1,235,317	17,964	1,253,281

Loans acquired:
One-to-four family residential
LTV < 60%
Pass	45,601	693	46,294	-	46,294
Special Mention	415	-	415	-	415
Substandard	138	6	144	103	247
Total one-to-four family residential	46,154	699	46,853	103	46,956
LTV => 60%
Pass	14,667	144	14,811	-	14,811
Special Mention	235	-	235	-	235
Substandard	266	-	266	1,432	1,698
Total	15,168	144	15,312	1,432	16,744
Total one-to-four family residential	61,322	843	62,165	1,535	63,700
Commercial
LTV < 35%
Pass	2,837	531	3,368	-	3,368
Special Mention	190	-	190	-	190
Total	3,027	531	3,558	-	3,558
LTV > 35%
Pass	9,248	-	9,248	-	9,248
Substandard	942	-	942	-	942
Total	10,190	-	10,190	-	10,190
Total commercial	13,217	531	13,748	-	13,748
Construction and land
Substandard	373	-	373	-	373
Total construction and land	373	-	373	-	373
Multifamily
LTV < 35%
Pass	597	-	597	-	597
Substandard	490	-	490	-	490
Total	1,087	-	1,087	-	1,087
LTV => 35%
Pass	2,276	-	2,276	-	2,276
Special Mention	600	-	600	-	600
Total	2,876	-	2,876	-	2,876
Total multifamily	3,963	-	3,963	-	3,963
Total loans acquired	78,875	1,374	80,249	1,535	81,784
	$ 1,299,318	$ 16,248	$ 1,315,566	$ 19,499	$ 1,335,065

	December 31, 2012
	Performing (Accruing) Loans
	0-29 Days Past Due	30-89 Days Past Due	Total	Non-Performing Loans	Total Loans Receivable, net
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

The following tables summarize impaired loans as of September 30, 2013, and December 31, 2012 (in thousands):

	At September 30, 2013
	Recorded Investment	Unpaid Principal Balance	Related Allowance
With No Allowance Recorded:
Real estate loans:
Commercial
LTV => 35%
Pass	$ 3,428	$ 3,565	$ -
Substandard	10,440	11,424	-
Construction and land
Substandard	109	91	-
One-to-four family residential
LTV < 60%
Special Mention	510	510	-
Substandard	271	271	-
Multifamily
LTV > 35%
Substandard	599	1,070	-
Commercial and industrial loans
Special Mention	212	221	-
Substandard	865	865	-
With a Related Allowance Recorded:
Real estate loans:
Commercial
LTV < 35%
Substandard	353	353	(73)
LTV => 35%
Special Mention	2,312	2,696	(76)
Substandard	16,325	17,134	(2,231)
One-to-four family residential
LTV > 60%
Pass	340	340	(18)
Multifamily
LTV => 35%
Substandard	1,494	1,494	(130)
Home equity and lines of credit
Special Mention	345	345	(10)
Substandard	1,395	1,395	(140)
Commercial and industrial loans
Substandard	543	581	(113)
Total:
Real estate loans
Commercial	32,858	35,172	(2,380)
One-to-four family residential	1,121	1,121	(18)
Construction and land	109	91	-
Multifamily	2,093	2,564	(130)
Home equity and lines of credit	1,740	1,740	(150)
Commercial and industrial loans	1,620	1,667	(113)
	$ 39,541	$ 42,355	$ (2,791)

	At December 31, 2012
	Recorded Investment	Unpaid Principal Balance	Related Allowance
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

Included in the table above at September 30, 2013, are loans with carrying balances of $10.9 million that were not written down by either charge-offs or specific reserves in our allowance for loan losses.  Included in the table above at December 31, 2012, are loans with carrying balances of $24.9 million that were not written down by either charge-offs or specific reserves in our allowance for loan losses.  Loans not written down by charge-offs or specific reserves at September 30, 2013, and December 31, 2012,  are considered to have sufficient collateral values, less costs to sell, to support the carrying balances of the loans.

The average recorded balance of originated impaired loans for the nine months ended September 30, 2013 and 2012, was $47.0 million and $55.0 million, respectively.  The Company recorded $424,000 and $1.5 million of interest income on impaired loans for the three and nine months ended September 30, 2013, respectively, as compared to $938,000 and $2.2 million of interest income on impaired loans for the three and nine months ended September 30, 2012, respectively.

The following tables summarize loans that were modified in troubled debt restructurings during the nine months ended September 30, 2013, and year ended December 31, 2012.

	Nine Months Ended September 30, 2013
		Pre-Modification	Post-Modification
	Number of	Outstanding Recorded	Outstanding Recorded
	Relationships	Investment	Investment
	(in thousands)
Troubled Debt Restructurings
One-to-four Family
Special Mention	2	$ 404	$ 404
Total Troubled Debt Restructurings	2	$ 404	$ 404

Both of the relationships in the table above were restructured to receive reduced interest rates.

	Year Ended December 31, 2012
		Pre-Modification	Post-Modification
	Number of	Outstanding Recorded	Outstanding Recorded
	Relationships	Investment	Investment
	(in thousands)
Troubled Debt Restructurings
Commercial real estate loans
Substandard	1	$ 6,251	$ 6,251
One-to-four Family
Substandard	2	489	489
Home equity and lines of credit
Special Mention	2	356	356
Total Troubled Debt Restructurings	5	$ 7,096	$ 7,096

All five of the relationships in the table above were restructured to receive reduced interest rates.

At September 30, 2013, and December 31, 2012, we had troubled debt restructurings of $37.2 million and $45.0 million, respectively.

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

No loan that was restructured during the twelve months ended September 30, 2013 has subsequently defaulted.

Note 4 – Deposits

Deposits account balances are summarized as follows (in thousands):
	September 30,	December 31,
	2013	2012

Non-interest-bearing demand	$ 221,605	$ 209,639
Interest-bearing negotiable orders of withdrawal (NOW)	110,302	117,762
Savings-passbook, statement, tiered, and money market	835,185	1,137,067
Certificates of deposit	325,494	492,392
Total deposits	$ 1,492,586	$ 1,956,860

Interest expense on deposit accounts is summarized for the periods indicated (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2013	2012	2013	2012
Negotiable order of withdrawal, savings-passbook, statement, tiered, and money market	$ 862	$ 996	$ 3,047	$ 3,115
Certificates of deposit	580	1,451	2,133	4,317
Total interest expense on deposit accounts	$ 1,442	$ 2,447	$ 5,180	$ 7,432

Note 5 – Equity Incentive Plan

The following table is a summary of the Company’s stock options outstanding as of September 30, 2013, and changes therein during the nine months then ended:

	Number of Stock Options	Weighted Average Grant Date Fair Value	Weighted Average Exercise Price	Weighted Average Contractual Life (years)
Outstanding - December 31, 2012	2,805,912	$ 2.30	$ 7.09	6.07
Granted	20,900	3.06	11.97	9.83
Forfeited	-	-	-	-
Exercised	(30,033)	2.30	7.09	-
Outstanding - September 30, 2013	2,796,779	$ 2.30	$ 7.09	5.34
Exercisable - September 30, 2013	2,279,981	$ 2.30	$ 7.13	5.40

Expected future stock option expense related to the non-vested options outstanding as of September 30, 2013, is $491,000 over an average period of 0.4 years.

The following is a summary of the status of the Company’s restricted share awards as of September 30, 2013, and changes therein during the nine months then ended.

	Number of Shares Awarded	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2012	454,904	$ 7.11
Granted	13,300	11.97
Vested	(226,829)	7.10
Forfeited	-	-
Non-vested at September 30, 2013	241,375	$ 7.35

Expected future stock award expense related to the non-vested restricted share awards as of September 30, 2013 is $700,000 over an average period of 0.4 years.

During the three and nine months ended September 30, 2013, the Company recorded $785,000 and $2.4 million of stock-based compensation related to the above plans, respectively.  During the three and nine months ended September 30, 2012, the Company recorded $800,000 and $2.3 million of stock-based compensation related to the above plans, respectively.

Note 6 – Fair Value Measurements

The following tables present the assets reported on the consolidated balance sheet at their estimated fair value as of September 30, 2013, and December 31, 2012, by level within the fair value hierarchy as required by the Fair Value Measurements and Disclosures Topic of the FASB ASC.  Financial assets and liabilities are classified in their entirety based on the level of input that is significant to the fair value measurement.    The fair value hierarchy is as follows:

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

•	Level 3 Inputs – Significant unobservable inputs that reflect the Company’s own assumptions that market participants would use in pricing the assets or liabilities.

	Fair Value Measurements at Reporting Date Using:
	September 30, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Measured on a recurring basis:
Assets:
Investment securities:
Available-for-sale:
Mortgage-backed securities
GSE	$ 905,126	$ -	$ 905,126	$ -
Non-GSE	5,100	-	5,100	-
Other securities
GSE bonds	30,361	-	30,361
Corporate bonds	80,279	-	80,279	-
Equities	2,189	2,189	-	-
Total available-for-sale	1,023,055	2,189	1,020,866	-
Trading securities	5,706	5,706	-	-
Total	$ 1,028,761	$ 7,895	$ 1,020,866	$ -
Measured on a non-recurring basis:
Assets:
Impaired loans:
Real estate loans:
Commercial real estate	$ 24,166	$ -	$ -	$ 24,166
One-to-four family residential mortgage	340	-	-	340
Construction and land	108	-	-	108
Multifamily	1,596	-	-	1,596
Home equity and lines of credit	1,740	-	-	1,740
Total impaired real estate loans	27,950	-	-	27,950
Commercial and industrial loans	719	-	-	719
Other real estate owned	664	-	-	664
Total	$ 29,333	$ -	$ -	$ 29,333

	Fair Value Measurements at Reporting Date Using:
	December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Measured on a recurring basis:
Assets:
Investment securities:
Available-for-sale:
Mortgage-backed securities
GSE	$ 1,180,455	$ -	$ 1,180,455	$ -
Non-GSE	7,776	-	7,776	-
Other securities
Corporate bonds	74,402	-	74,402	-
Equities	12,998	12,998	-	-
Total available-for-sale	1,275,631	12,998	1,262,633	-
Trading securities	4,677	4,677	-	-
Total	$ 1,280,308	$ 17,675	$ 1,262,633	$ -
Measured on a non-recurring basis:
Assets:
Impaired loans:
Real estate loans:
Commercial real estate	$ 29,109	$ -	$ -	$ 29,109
One-to-four family residential mortgage	1,827	-	-	1,827
Construction and land	2,070	-	-	2,070
Multifamily	1,530	-	-	1,530
Home equity and lines of credit	1,943	-	-	1,943
Total impaired real estate loans	36,479	-	-	36,479
Commercial and industrial loans	452	-	-	452
Other real estate owned	870	-	-	870
Total	$ 37,801	$ -	$ -	$ 37,801

The following table presents qualitative information for Level 3 assets measured at fair value on a non-recurring basis at September 30, 2013:

	Fair Value	Valuation Methodology	Unobservable Inputs	Range of Inputs
(in thousands)
Impaired loans	$ 28,669	Appraisals	Discount for costs to sell	7.0%
			Discount for quick sale	10.0% - 25.0%
			Discount for dated appraisal utilizing changes in real estate indexes	Varies
		Discounted cash flows	Interest rates	Varies
Other real estate owned	$ 664	Appraisals	Discount for costs to sell	7.0%
			Discount for dated appraisal utilizing changes in real estate indexes	Varies

Available for Sale Securities: The estimated fair values for mortgage-backed, GSE and corporate securities are obtained from an independent nationally recognized third-party pricing service.  The estimated fair values are derived primarily from cash flow models, which include assumptions for interest rates, credit losses, and prepayment speeds.  Broker/dealer quotes are utilized as well when such quotes are available and deemed representative of the market.  The significant inputs utilized in the cash flow models are based on market data obtained from sources independent of the Company (Observable Inputs), and are therefore classified as Level 2 within the fair value hierarchy.  The estimated fair values of equity securities, classified as Level 1, are derived from quoted market prices in active markets.  Equity securities consist of mutual funds.  There were no transfers of securities between Level 1 and Level 2 during the three months ended September 30, 2013.

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

Impaired Loans: At September 30, 2013, and December 31, 2012, the Company had originated impaired loans held-for-investment and held-for-sale with outstanding principal balances of $31.5 million and $43.7 million, respectively, which were recorded at their estimated fair value of $28.7 million and  $36.9 million, respectively.  The Company recorded net impairment recoveries of $824,000 for the nine months ended September 30, 2013 and net impairment charges of $58,000 for the nine months ended September 30, 2012, and charge-offs of $821,000 and $1.6 million for the nine months ended September 30, 2013 and 2012, respectively, utilizing Level 3 inputs.  For purposes of estimating fair value of impaired loans, management utilizes independent appraisals, if the loan is collateral dependent, adjusted downward by management, as necessary, for changes in relevant valuation factors subsequent to the appraisal date, or the present value of expected future cash flows for non-collateral dependent loans and troubled debt restructurings.

Other Real Estate Owned:  At September 30, 2013, and December 31, 2012, the Company had assets acquired through foreclosure, or deed in lieu of foreclosure, of $664,000 and $870,000, respectively.  These assets were recorded at estimated fair value, less estimated selling costs when acquired, establishing a new cost basis.  Estimated fair value is generally based on independent appraisals.  These appraisals include adjustments to comparable assets based on the appraisers’ market knowledge and experience, and are considered Level 3 inputs.  When an asset is acquired, the excess of the loan balance over fair value, less estimated selling costs, is charged to the allowance for loan losses.  If the estimated fair value of the asset declines, a write-down is recorded through non-interest expense.  The valuation of foreclosed assets is subjective in nature and may be adjusted in the future because of changes in economic conditions.

There were no  subsequent valuation adjustments to other real estate owned (REO) for the three months ended September 30, 2013.  Operating costs after acquisition are expensed.

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

(a)Cash, Cash Equivalents, and Certificates of Deposit

Cash and cash equivalents are short-term in nature with original maturities of six months or less; the carrying amount approximates fair value.  Certificates of deposit having original terms of six-months or less; carrying value generally approximates fair value.  Certificates of deposit with an original maturity of six months or greater, the fair value is derived from discounted cash flows.

(b)Securities (Held to Maturity)

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

(c)Federal Home Loan Bank of New York Stock

The fair value for Federal Home Loan Bank of New York (FHLB) stock is its carrying value, since this is the amount for which it could be redeemed and there is no active market for this stock.

(d)Loans (Held-for-Investment)

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

(e)Loans (Held-for-Sale)

Held-for-sale loans are carried at the lower of aggregate cost or estimated fair value, less costs to sell, and therefore fair value is equal to carrying value.

(f)Deposits

The fair value of deposits with no stated maturity, such as non-interest bearing demand deposits, savings, NOW and money market accounts, is equal to the amount payable on demand.  The fair value of certificates of deposit is based on the discounted value of contractual cash flows.  The discount rate is estimated using the rates currently offered for deposits of similar remaining maturities.

(g)Commitments to Extend Credit and Standby Letters of Credit

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

(h)Borrowings

The fair value of borrowings is estimated by discounting future cash flows based on rates currently available for debt with similar terms and remaining maturity.

(i)Advance Payments by Borrowers

Advance payments by borrowers for taxes and insurance have no stated maturity; the fair value is equal to the amount currently payable.

The estimated fair value of the Company’s significant financial instruments at September 30, 2013, and December 31, 2012, are presented in the following tables (in thousands):

	September 30, 2013
		Estimated Fair Value
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$ 93,653	$ 93,653	$ -	$ -	$ 93,653
Trading securities	5,706	5,706	-	-	5,706
Securities available-for-sale	1,023,055	2,189	1,020,866	-	1,023,055
Federal Home Loan Bank of New York stock, at cost	16,882	-	16,882	-	16,882
Net loans held-for-investment	1,370,753	-	-	1,393,111	1,393,111
Financial liabilities:
Deposits	$ 1,492,586	$ -	$ 1,496,242	$ -	$ 1,496,242
Repurchase agreements and other borrowings	492,181	-	500,276	-	500,276
Advance payments by borrowers	6,683	-	6,683	-	6,683

	December 31, 2012
		Estimated Fair Value
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$ 128,761	$ 128,761	$ -	$ -	$ 128,761
Trading securities	4,677	4,677	-	-	4,677
Securities available-for-sale	1,275,631	12,998	1,262,633	-	1,275,631
Securities held-to-maturity	2,220	-	2,309	-	2,309
Federal Home Loan Bank of New York stock, at cost	12,550	-	12,550	-	12,550
Loans held-for-sale	5,447	-	-	5,447	5,447
Net loans held-for-investment	1,216,558	-	-	1,289,599	1,289,599
Financial liabilities:
Deposits	$ 1,956,860	$ -	$ 1,962,053	$ -	$ 1,962,053
Repurchase agreements and other borrowings	419,122	-	432,719	-	432,719
Advance payments by borrowers	3,488	-	3,488	-	3,488

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

The following is a summary of the Company’s earnings per share calculations and reconciliation of basic to diluted earnings per share for the periods indicated (dollars in thousands, except per share data):

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2013	2012	2013	2012
Net income available to common stockholders	$ 5,100	$ 3,894	$ 14,191	$ 12,790
Weighted average shares outstanding-basic	54,567,526	53,951,231	54,705,569	54,065,697
Effect of non-vested restricted stock and stock options outstanding	931,654	837,050	894,635	722,000
Weighted average shares outstanding-diluted	55,499,180	54,788,281	55,600,204	54,787,696
Earnings per share-basic	$ 0.09	$ 0.07	$ 0.26	$ 0.24
Earnings per share-diluted	$ 0.09	$ 0.07	$ 0.26	$ 0.23

Note 8 – Recent Accounting Pronouncements

In February 2013, the FASB issued ASU No. 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” This ASU adds new disclosure requirements for items reclassified out of accumulated other comprehensive income to be in a single location in the financial statements. The Company’s disclosures of the components of accumulated other comprehensive income are disclosed in its Statements of Comprehensive Income. For the nine months ended September 30, 2013, we reclassified $2.5 million of securities gains included in net income out of accumulated other comprehensive income. The new guidance became effective for all interim and annual periods beginning January 1, 2013, and is to be applied prospectively.  The adoption of these pronouncements resulted in a change to the presentation of the Company’s financial statements but did not have an impact on the Company’s financial condition or results of operations.

ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

•	general economic conditions, either nationally or in our market areas, that are worse than expected;
•	competition among depository and other financial institutions;
•	inflation and changes in the interest rate environment that reduce our margins and yields or reduce the fair value of financial instruments;
•	adverse changes in the securities markets;
•	changes in laws or government regulations or policies affecting financial institutions, including changes in regulatory fees and capital requirements;
•	effect of shut down of the federal government
•	our ability to manage operations in the current economic conditions;
•	our ability to enter new markets successfully and capitalize on growth opportunities;
•	our ability to successfully integrate acquired entities;
•	changes in consumer spending, borrowing and savings habits;
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

Net income amounted to $5.1 million and $14.2 million for the three and nine months ended September 30, 2013, respectively, as compared to $3.9 million and $12.8 million for the three and nine months ended September 30, 2012, respectively.  Basic and diluted earnings per common share were $0.09 and $0.26 for the quarter and nine months ended September 30, 2013, respectively, compared to basic earnings per common share of $0.07 and $0.24 for the quarter and nine months ended September 30, 2012, respectively, and diluted earnings per common share of $0.07 and $0.23 for the quarter and nine months ended September 30, 2012, respectively.  For the three and nine months ended September 30, 2013, our return on average assets was 0.76% and 0.69%, respectively, as compared to 0.63% and 0.70% for the three and nine months ended September 30, 2012, respectively.  For the three and nine months ended September 30, 2013, our return on average stockholders’ equity was 2.82% and 2.69%, respectively, as compared to 3.95% and 4.41% for the three and nine months ended September 30, 2012, respectively. Stockholders’ equity during the nine months ended September 30, 2013, was increased by $330.1 million from net proceeds related to the stock conversion completed on January 24, 2013.

Comparison of Financial Condition at September 30, 2013, and December 31, 2012

Total assets decreased $86.0 million, or 3.1%, to $2.73 billion at September 30, 2013, from $2.81 billion at December 31, 2012.  The decrease was primarily attributable to decreases in cash and cash equivalents of $35.1 million and securities available-for-sale of $252.6 million, partially offset by increases in net loans held-for-investment of $154.2 million, bank owned life insurance of $31.1 million, and other assets of $15.4 million.

Cash and cash equivalents decreased $35.1 million, or 27.3%, to $93.7 million at September 30, 2013, from $128.8 million at December 31, 2012.  The decrease is a resulted from the Company deploying the proceeds of the stock conversion that were received in December of 2012 and held in escrow, into higher yielding assets.

The Company’s securities available-for-sale portfolio totaled $1.02 billion at September 30, 2013, compared to $1.28 billion at December 31, 2012.  At September 30, 2013, $905.1 million of the portfolio consisted of residential mortgage-backed securities issued or guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae.  The Company also held residential mortgage-backed securities not guaranteed by these three entities, referred to as “private label securities.”  The private label securities had an amortized cost of $5.0 million and an estimated fair value of $5.1 million at September 30, 2013.  In addition to the above mortgage-backed securities, the Company held $80.3 million in corporate bonds which were all rated investment grade at September 30, 2013, $30.4 million of bonds issued by the Federal Home Loan Bank system, and $2.2 million of equity investments in mutual funds. The effective duration of the securities portfolio at September 30, 2013 was 3.75 years.

Originated loans held-for-investment, net, totaled $1.25 billion at September 30, 2013, as compared to $1.07 billion at December 31, 2012.  The increase was primarily due to an increase in multifamily real estate loans of $146.4 million, or 24.0%, to $756.5 million at September 30, 2013, from $610.1 million at December 31, 2012.  In the current economic environment, management is primarily focused on originating multifamily loans, with less emphasis on other loan types.  The following table details our multifamily originations for the nine months ended September 30, 2013 (dollars in thousands):

Originations	Weighted Average Interest Rate	Weighted Average Loan-to-Value Ratio	(F)ixed or (V)ariable	Weighted Average Months to Next Rate Change or Maturity for Fixed Rate Loans	Amortization Term
$ 219,148	3.56%	62%	V	100	25 to 30 Years
25,948	3.99%	34%	F	173	10 to 15 Years
245,096	3.61%	59%

Purchased credit-impaired (PCI) loans, primarily acquired as part of a transaction with the Federal Deposit Insurance Corporation, totaled $62.8 million at September 30, 2013, as compared to $75.3 million at December 31, 2012.  The Company accreted interest income of $4.4 million for the nine months ended September 30, 2013, compared to $4.7 million for the nine months ended September 30, 2012.

Bank owned life insurance increased $31.1 million, or 33.4%, to $124.1 million at September 30, 2013, from $93.0 million at December 31, 2012.  The increase resulted primarily from purchases of $28.7 million and $2.6 million of income earned on bank owned life insurance for the nine months ended September 30, 2013, which was partially offset by death benefits received.

Federal Home Loan Bank of New York stock, at cost, increased $4.3 million, or 34.5%, to $16.9 million at September 30, 2013, from $12.6 million at December 31, 2012.  This increase was attributable to increased requirements on borrowings outstanding with the Federal Home Loan Bank of New York.

Premises and equipment, net, increased $51,000, or 0.2%, to $29.8 million at September 30, 2013, from $29.8 million at December 31, 2012.  This increase was primarily attributable to the renovation of existing branches, which was partially offset by depreciation.

Other real estate owned was $664,000 and $870,000 at September 30, 2013, and December 31, 2012, respectively.

Other assets increased $15.4 million, or 79.6%, to $34.7 million at September 30, 2013, from $19.4 million at December 31, 2012.  The increase in other assets was primarily attributable to an increase in net deferred tax assets as a result of the decline in the unrealized market value of securities available for sale.

Deposits decreased $174.7 million, or 10.5%, at September 30, 2013 from December 31, 2012, after excluding the deposits of $289.6 million used to purchase stock in our conversion stock offering in the first quarter of 2013.  The decrease was attributable to decreases of $157.7 million in certificates of deposit accounts and $43.7 million in money market accounts, partially offset by increases of $14.2 million in transaction accounts and $12.5 million in savings accounts.  The decline in deposits resulted from the Company’s decision not to retain higher cost time deposits.

Borrowings increased by $73.1 million, or 17.4%, to $492.2 million at September 30, 2013, from $419.1 million at December 31, 2012.  Management utilizes borrowings to mitigate interest rate risk, for short-term liquidity needs, and to a lesser extent as part of leverage strategies.  The following is a table of term borrowing maturities (excluding capitalized leases and short-term borrowings) and the weighted average rate by year (dollars in thousands):

Year	Amount	Weighted Avg. Rate
2013	$ 43,000	3.85%
2014	99,168	2.04%
2015	114,500	2.63%
2016	108,910	2.18%
2017	80,003	1.40%
2018	42,000	1.97%
	$ 487,581	2.26%

Accrued expenses and other liabilities increased $631,000 to $19.5 million at September 30, 2013, from $18.9 million at December 31, 2012.

Total stockholders’ equity increased by $301.4 million to $716.3 million at September 30, 2013, from $414.9 million at December 31, 2012.  This increase was primarily attributable to a $330.1 million increase related to the net proceeds from the stock conversion, net income of $14.2 million for the nine months ended September 30, 2013, and a $3.8 million increase related to ESOP and equity award activity.  These increases were partially offset by a $19.8 million decrease in accumulated other comprehensive income as a result of an increased interest rate environment, treasury share repurchases of $3.3 million and dividend payments of $23.6 million, which included a special dividend of $14.5 million paid on May 22, 2013.

Comparison of Operating Results for the Three Months Ended September 30, 2013 and 2012

Net income.    Net income was $5.1 million and $3.9 million for the quarters ended September 30, 2013 and 2012, respectively.  Significant variances from the comparable prior year period are as follows: a $2.3 million increase in net interest income, a $315,000 increase in the provision for loan losses, an $878,000 increase in non-interest income, a $1.3 million increase in non-interest expense, and a $397,000 increase in income tax expense.

Interest income.  Interest income increased $690,000, or 3.0%, to $23.4 million for the three months ended September 30, 2013, from $22.7 million for the three months ended September 30, 2012.  Interest income on loans increased by $2.7 million, which was primarily attributable to an increase in the average balance of $279.5 million, which was partially offset by a decrease of 37 basis points in the yield earned on loans.  The Company accreted interest income related to its PCI loans of $1.4 million for the quarter ended September 30, 2013, as compared to $1.5 million for the quarter ended September 30, 2012. Interest income on loans for the quarter ended September 30, 2013, reflected prepayment loan income of $1.1 million compared to $542,000 for the quarter ended September 30, 2012. Interest income on mortgage backed securities decreased by $1.7 million primarily due to a decrease in the average balance of $111.2 million and a decrease of 42 basis points in the yield earned.

Interest expense.   Interest expense decreased $1.6 million, or 28.7%, to $4.1 million for the three months ended September 30, 2013, from $5.7 million for the three months ended September 30, 2012. The decrease consisted of a decrease of $1.0 million in interest expense on deposits and a decrease in interest expense on borrowings of $626,000.  The decrease in interest expense on deposits was attributed to a decrease in the cost of interest bearing deposits of 26 basis points to 0.44% from 0.70%, and to a  decrease in the average balance of interest bearing deposit accounts of $105.1 million to $1.29 billion for the three months ended September 30, 2013, from $1.39 billion for the three months ended September 30, 2012.  The decrease in interest expense on borrowings resulted from a decrease of 16 basis points in the cost to 2.44% for the three months ended September 30, 2013, from 2.60% for the three months ended September 30, 2012, and a decrease in average balances of borrowings of $71.1 million, or 14.3%, to $425.4 million for the three months ended September 30, 2013, from $496.6 million for the three months ended September 30, 2012.

Net Interest Income.    Net interest income for the quarter ended September 30, 2013, increased $2.3 million, or 13.7%, due primarily to a $165.9 million, or 7.1%, increase in our interest-earning assets and a 17 basis point, or 5.8%, increase in our net interest margin to 3.08%.  The increase in average interest-earning assets was due primarily to increases in average loans outstanding of $279.5 million and other securities of $17.3 million, which were partially offset by decreases in mortgage-backed securities of $111.2 million and deposits in financial institutions of $19.7 million.  The 2013 third quarter included loan prepayment income of $1.1 million, as compared to $542,000 for the quarter ended September 30, 2012.  Rates paid on average interest-bearing liabilities decreased 26 basis points to 0.94% for the current quarter, as compared to 1.20% for the comparable prior year period.  This was partially offset by a 16 basis point decrease in our yield earned on average interest earning assets to 3.72% for the quarter ended September 30, 2013 from 3.88% for the comparable quarter in 2012.

Provision for Loan Losses.    The provision for loan losses increased $315,000, or 62.7%, to $817,000 for the quarter ended September 30, 2013, from $502,000 for the quarter ended September 30, 2012.  The increase in the provision for loan losses resulted primarily from increased general reserves due to an increase in loan balances from the comparable prior year period, which was partially offset by a decrease in non-performing loans.  Originated loan growth was approximately 6.9% for the quarter ended September 30, 2013, compared to 3.3% for the quarter ended September 30, 2012.  Net charge-offs were $523,000 for the quarter ended September 30, 2013, compared to net charge-offs of $475,000 for the quarter ended September 30, 2012.

Non-interest Income.    Non-interest income increased $878,000, or 51.3%, to $2.6 million for the quarter ended September 30, 2013, from $1.7 million for the quarter ended September 30, 2012.  This increase was primarily a result of a $315,000 increase in gain on securities transactions, net, a $289,000 increase in income on bank owned life insurance, and a $193,000 increase in other non-interest income. Securities gains in the third quarter of 2013 included $390,000 related to the Company’s trading portfolio, while the third quarter of 2012 included securities losses of $203,000 related to the Company’s trading portfolio.  The trading portfolio is utilized to fund the Company’s deferred compensation obligation to certain employees and directors participating in the plan.  The participants of this plan, at their election, defer a portion of their compensation.  Gains and losses on trading securities have no effect on net income since participants benefit from, and bear the full risk of, changes in the trading securities market values.  Therefore, the Company records an equal and offsetting amount in compensation expense, reflecting the change in the Company’s obligations under the plan.

Non-interest Expense.    Non-interest expense increased $1.3 million, or 10.7%, for the quarter ended September 30, 2013, compared to the quarter ended September 30, 2012.  This is due primarily to an $806,000 increase in compensation and employee benefits related to increased staff due to branch openings, the Flatbush Federal Bancorp, Inc. merger (the Merger), and to a lesser extent, salary adjustments effective January 1, 2013, and includes an increase of $187,000 in expense related to the Company’s deferred compensation plan which is described above. The expense related to the deferred compensation plan had no effect on net income.  Additionally, there was a $278,000 increase in occupancy expense primarily related to new branches and the renovation of existing branches, a $48,000 increase in data processing fees as a result of increased data and maintenance related to the Merger, and a $53,000 increase in other expenses.

Income Tax Expense.  The Company recorded income tax expense of $2.7 million for the quarter ended September 30, 2013, compared to $2.3 million for the quarter ended September 30, 2012.  The effective tax rate for the quarter ended September 30, 2013, was 34.5%, as compared to 37.0% for the quarter ended September 30, 2012.  The comparable prior year effective tax rate was negatively affected by non-deductible merger-related costs.

NORTHFIELD BANCORP, INC.
ANALYSIS OF NET INTEREST INCOME
(Dollars in thousands)

	For the Three Months Ended September 30,
	2013			2012
	Average Outstanding Balance	Interest	Average Yield/ Rate (1)	Average Outstanding Balance	Interest	Average Yield/ Rate (1)
Interest-earning assets:
Loans (5)	$ 1,367,814	$ 17,827	5.17%	$ 1,088,268	$ 15,162	5.54%
Mortgage-backed securities	949,677	5,097	2.13	1,060,837	6,799	2.55
Other securities	133,612	325	0.97	116,274	559	1.91
Federal Home Loan Bank of New York stock	13,682	124	3.60	13,796	151	4.35
Interest-earning deposits in other financial institutions	26,439	7	0.11	46,103	19	0.16
Total interest-earning assets	2,491,224	23,380	3.72	2,325,278	22,690	3.88
Non-interest-earning assets	188,356			151,529
Total assets	$ 2,679,580			$ 2,476,807

Interest-bearing liabilities:
Savings, NOW, and money market accounts	$ 955,544	$ 509	0.21	$ 913,561	$ 996	0.43
Certificates of deposit	334,062	933	1.11	481,187	1,451	1.20
Total interest-bearing deposits	1,289,606	1,442	0.44	1,394,748	2,447	0.70
Borrowed funds	425,442	2,618	2.44	496,591	3,244	2.60
Total interest-bearing liabilities	1,715,048	4,060	0.94	1,891,339	5,691	1.20
Non-interest bearing deposit accounts	230,401			176,752
Accrued expenses and other liabilities	17,107			16,578
Total liabilities	1,962,556			2,084,669
Stockholders' equity	717,024			392,138
Total liabilities and stockholders' equity	$ 2,679,580			$ 2,476,807

Net interest income		$ 19,320			$ 16,999
Net interest rate spread (2)			2.78%			2.68%
Net interest-earning assets (3)	$ 776,176			$ 433,939
Net interest margin (4)			3.08%			2.91%
Average interest-earning assets to interest-bearing liabilities			145.26%			122.94%

(1)	Average yields and rates for the three months ended September 30, 2013 and 2012 are annualized.
(2)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(3)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average total interest-earning assets.
(5)	Loans include non-accrual loans.

Comparison of Operating Results for the Nine Months Ended September 30, 2013 and 2012

Net income.    Net income was $14.2 million and $12.8 million for the nine months ended September 30, 2013 and 2012, respectively.  Significant variances from the comparable prior year period are as follows: a $5.9 million increase in net interest income, a $150,000 decrease in the provision for loan losses, a $427,000 increase in non-interest income, a $4.4 million increase in non-interest expense, and a $666,000 increase in income tax expense.

Interest income.  Interest income increased $1.7 million, or 2.4%, to $69.9 million for the nine months ended September 30, 2013, from $68.2 million for the nine months ended September 30, 2012.  Interest income on loans increased by $5.8 million, primarily attributable to an increase in the average balances of $223.4 million, partially offset by a decrease of 37 basis points in the yield earned.  The Company accreted interest income of $4.4 million for the nine months ended September 30, 2013, as compared to

$4.7 million for the nine months ended September 30, 2012, related to its PCI loans. Interest income on loans for the nine months ended September 30, 2013, reflected prepayment loan income of $1.9 million compared to $956,000 for the nine months ended September 30, 2012.  The nine months ended September 30, 2013 also included a recovery of $256,000 of interest income that was previously applied to principal on non-accruing loans.  Interest income on mortgage backed securities decreased by $3.3 million, primarily attributable to a decrease of 50 basis points in the yield earned, which was partially offset by an increase in the average balance of $29.9 million.

Interest expense.   Interest expense decreased $4.2 million, or 24.6%, to $13.0 million for the nine months ended September 30, 2013, from $17.3 million for the nine months ended September 30, 2012. The decrease was comprised of a decrease of $2.3 million in interest expense on deposits and a decrease of $2.0 million in interest expense on borrowings.  The decrease in interest expense on deposits resulted from a decrease in the cost of interest bearing deposits of 23 basis points to 0.50% from 0.73%, which was partially offset by an increase in average balance of interest bearing deposits of $24.3 million, or 1.8%, to $1.39 billion for the nine months ended September 30, 2013, from $1.36 billion for the nine months ended September 30, 2012.  The decrease in interest expense on borrowings resulted from a decrease of 12 basis points in the cost to 2.55% for the nine months ended September 30, 2013, from 2.67% for the nine months ended September 30, 2012, and a decrease in average balances of borrowings of $80.6 million, or 16.4%, to $411.3 million for the nine months ended September 30, 2013, from $491.9 million for the nine months ended September 30, 2012.

Net Interest Income.    Net interest income for the nine months ended September 30, 2013, increased $5.9 million, or 11.6%, as the $275.5 million, or 12.1%, increase in our interest-earning assets more than offset the one basis point decrease in our net interest margin to 2.98%.  The increase in average interest-earning assets was due primarily to increases in average net loans outstanding of $223.4 million, mortgage-backed securities of $29.9 million, other securities of $14.2 million, and deposits in financial institutions of $8.6 million.  The September 30, 2013 period included loan prepayment income of $1.9 million compared to $956,000 for the nine months ended September 30, 2012.  The nine months ended September 30, 2013, also included a recovery of $256,000 of interest that was previously applied to principal.  Rates paid on interest-bearing liabilities decreased 27 basis points to 0.97% for the current nine months from 1.24% for the comparable prior year period.  This was offset by a 34 basis point decrease in yields earned on interest earning assets to 3.66% for the nine months ended September 30, 2013, from 4.00% for the comparable nine months in 2012.

Provision for Loan Losses. The provision for loan losses decreased $150,000, or 9.0%, to $1.5 million for the nine months ended September 30, 2013, from $1.7 million for the nine months ended September 30, 2012.  The decrease in the provision for loan losses was due primarily to a decrease in net charge-offs to $821,000 (consisting of gross charge-offs of $1.5 million and gross recoveries of $702,000), compared to net charge-offs of $1.4 million for the nine months ended September 30, 2012, which was partially offset by an increase in loan originations from the comparable prior year.

Non-interest Income. Non-interest income increased $427,000, or 6.0%, to $7.5 million for the nine months ended September 30, 2013, from $7.1 million for the nine months ended September 30, 2012.  This increase was primarily a result of an increase of $453,000 in gain on securities transactions, net, and a $449,000 increase in income on bank owned life insurance, which was partially offset by an increase of $434,000 in other-than-temporary impairment losses on securities.  Securities gains in the nine months of 2013 included $696,000 related to the Company’s trading portfolio, while the nine months of 2012 included securities gains of $456,000 related to the Company’s trading portfolio.

Non-interest Expense.    Non-interest expense increased $4.4 million, or 12.1%, for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012.  This was due primarily to a $2.4 million increase in compensation and employee benefits related to increased staff due to branch openings, the Merger, and to a lesser extent salary adjustments effective January 1, 2013, and includes an increase of $240,000 in expense related to the Company’s deferred compensation plan which is described above, which had no effect on net income.  Additionally, occupancy expense increased $1.1 million primarily related to new branches, the Merger, and the renovation of existing branches, a $595,000 increase in data processing fees due to data conversion charges related to the Merger, and a $415,000 increase in other expenses driven by loan commitment reserves.  This increase was partially offset by a $259,000 decrease in professional fees.

Income Tax Expense.  The Company recorded income tax expense of $7.8 million for the nine months ended September 30, 2013 compared to $7.1 million for the nine months ended September 30, 2012.  The effective tax rate for the nine months ended September 30, 2013 was 35.5%, as compared to 35.8% for the nine months ended September 30, 2012.

NORTHFIELD BANCORP, INC.
ANALYSIS OF NET INTEREST INCOME
(Dollars in thousands)

	For the Nine Months Ended September 30,
	2013			2012
	Average Outstanding Balance	Interest	Average Yield/ Rate (1)	Average Outstanding Balance	Interest	Average Yield/ Rate (1)
Interest-earning assets:
Loans (5)	$ 1,296,365	$ 51,021	5.26%	$ 1,072,993	$ 45,187	5.63%
Mortgage-backed securities	1,056,279	17,095	2.16	1,026,377	20,418	2.66
Other securities	138,923	1,268	1.22	124,720	2,102	2.25
Federal Home Loan Bank of New York stock	12,672	398	4.20	13,322	435	4.36
Interest-earning deposits in financial institutions	49,666	68	0.18	41,042	47	0.15
Total interest-earning assets	2,553,905	69,850	3.66	2,278,454	68,189	4.00
Non-interest-earning assets	189,035			146,908
Total assets	$ 2,742,940			$ 2,425,362

Interest-bearing liabilities:
Savings, NOW, and money market accounts	$ 997,811	$ 2,134	0.29	$ 885,067	$ 3,115	0.47
Certificates of deposit	388,832	3,046	1.05	477,236	4,317	1.21
Total interest-bearing deposits	1,386,643	5,180	0.50	1,362,303	7,432	0.73
Borrowed funds	411,267	7,830	2.55	491,884	9,820	2.67
Total interest-bearing liabilities	1,797,910	13,010	0.97	1,854,187	17,252	1.24
Non-interest bearing deposit accounts	220,692			167,353
Accrued expenses and other liabilities	19,165			16,033
Total liabilities	2,037,767			2,037,573
Stockholders' equity	705,173			387,789
Total liabilities and stockholders' equity	$ 2,742,940			$ 2,425,362

Net interest income		$ 56,840			$ 50,937
Net interest rate spread (2)			2.69%			2.75%
Net interest-earning assets (3)	$ 755,995			$ 424,267
Net interest margin (4)			2.98%			2.99%
Average interest-earning assets to interest-bearing liabilities			142.05%			122.88%

(1)	Average yields and rates for the nine months ended September 30, 2013 and 2012 are annualized.
(2)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(3)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average total interest-earning assets.
(5)	Loans include non-accrual loans.

Asset Quality

Purchased Credit Impaired Loans

PCI loans were recorded at estimated fair value using expected future cash flows deemed to be collectible on the date acquired.  Based on our review of PCI loans and experience in loan workouts, management believes it has a reasonable expectation of the amount and timing of future cash flows, and accordingly, has classified PCI loans ($62.8 million at September 30, 2013 and $75.3 million at December 31, 2012) as accruing, even though they may be contractually past due.  At September 30, 2013, based on recorded contractual principal, 5.5% of PCI loans were past due 30 to 89 days, and 14.3% were past due 90 days or more.  At December 31, 2012, based on recorded contractual principal, 5.4% of PCI loans were past due 30 to 89 days, and 11.4% were past due 90 days or more.  The amount and timing of expected cash flows as of September 30, 2013, did not change significantly from our latest cash flow recast.

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

	September 30,	June 30,	March 31,	December 31,	September 30,
	2013	2013	2013	2012	2012
Non-accruing loans:
Held-for-investment	$ 7,192	$ 10,717	$ 10,191	$ 10,348	$ 12,231
Held-for-sale	1,493	-	-	5,325	-
Non-accruing loans subject to restructuring agreements:
Held-for-investment	10,609	11,870	16,289	19,152	20,990
Held-for-sale	187	-	-	122	-
Total non-accruing loans	19,481	22,587	26,480	34,947	33,221
Loans 90 days or more past due and still accruing:
Held-for-investment	18	806	1,469	621	37
Total loans 90 days or more past due and still accruing	18	806	1,469	621	37
Total non-performing loans	19,499	23,393	27,949	35,568	33,258
Other real estate owned	664	776	870	870	633
Total non-performing assets	$ 20,163	$ 24,169	$ 28,819	$ 36,438	$ 33,891
Loans subject to restructuring agreements and still accruing	$ 26,426	$ 26,670	$ 25,891	$ 25,697	$ 24,099
Accruing loans 30 to 89 days delinquent	$ 16,248	$ 24,642	$ 20,589	$ 14,780	$ 9,998

Total Non-accruing Loans

Total non-accruing loans decreased $15.5 million to $19.5 million at September 30, 2013, from $35.0 million at December 31, 2012.  This decrease resulted from the sale of $5.4 million of loans held-for-sale being sold, $2.8 million of loan pay-offs and principal pay-downs, $261,000 of charge-offs, $4.6 million of loans returning to accrual status, and the sale of $5.1 million of loans held-for-investment.  The above decreases in non-accruing loans were partially offset by $2.7 million of loans being placed on non-accrual status during the nine months ended September 30, 2013.

Loans Subject to Restructuring Agreements

Included in non-accruing loans are loans subject to TDR agreements totaling $10.8 million and $19.3 million at September 30, 2013, and December 31, 2012, respectively.  At September 30, 2013, $7.9 million, or 73.0% of the $10.8 million were not performing in accordance with their restructured terms, as compared to $3.3 million, or 17.0%, at December 31, 2012. One relationship accounts for $7.7 million, or 97.6%, of the $7.9 million of loans not performing in accordance with their restructured terms at September 30, 2013. The relationship is made up of several loans with an aggregate appraised value of $9.7 million. The loans are personally guaranteed by the principals.

The Company also holds loans subject to restructuring agreements that are on accrual status, totaling $26.4 million and $25.7 million at September 30, 2013 and December 31, 2012, respectively.  At September 30, 2013, loans of $3.7 million, or 13.9% of the $26.4 million were not performing in accordance with the restructured terms, as compared to none at December 31, 2012. Loans not performing in accordance with the restructured terms were all 30 days past due at September 30, 2013.

The following table details the amounts and categories of the loans subject to restructuring agreements by loan type as of September 30, 2013 and December 31, 2012 (dollars in thousands).

	At September 30, 2013		At December 31, 2012
	Non-Accruing	Accruing	Non-Accruing	Accruing
Troubled debt restructurings:
Real estate loans:
Commercial	$ 9,958	$ 21,725	$ 16,046	$ 21,785
One-to-four family residential	131	1,185	612	569
Construction and land	108	-	2,070	-
Multifamily	-	2,093	-	2,041
Home equity and lines of credit	56	345	96	356
Commercial and industrial loans	543	1,078	451	946
Total	$ 10,796	$ 26,426	$ 19,275	$ 25,697
Not performing in accordance with restructured terms	72.99%	13.93%	17.04%	0.00%

Loans 90 Days or More Past Due and Still Accruing and Other Real Estate Owned

Loans 90 days or more past due and still accruing decreased $603,000 to $18,000 at September 30, 2013, from $621,000 at December 31, 2012. The decrease resulted from improved loan performance and to certain loans being transferred to non-accrual status.

Other real estate owned was $664,000 and $870,000 at September 30, 2013 and December 31, 2012, respectively.

Accruing Loans 30 to 89 Days Delinquent

Loans 30 to 89 days delinquent and on accrual status at September 30, 2013, totaled $16.3 million, an increase of $1.5 million from the December 31, 2012, balance of $14.8 million.  The following tables set forth delinquencies for accruing loans by type and by amount at September 30, 2013, and December 31, 2012 (dollars in thousands).

	September 30, 2013	December 31, 2012
Real estate loans:
Commercial	$ 5,786	$ 4,736
One-to-four family residential	4,925	5,584
Construction and land	-	159
Multifamily	3,227	2,731
Home equity and lines of credit	93	44
Commercial and industrial loans	2,207	1,467
Other loans	10	59
Total delinquent accruing loans	$ 16,248	$ 14,780

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

Our primary sources of funds are deposits, principal and interest payments on loans and securities, borrowed funds, the proceeds from maturing securities and short-term investments, and to a lesser extent the proceeds from the sales of loans and securities and wholesale borrowings.  The scheduled amortization of loans and securities, as well as proceeds from borrowed funds, are predictable sources of funds.  Other funding sources, however, such as deposit inflows and loan prepayments are greatly influenced by market interest rates, economic conditions, and competition.  Northfield Bank is a member of the Federal Home Loan Bank of New York, which provides an additional source of short-term and long-term funding.  Northfield Bank also has borrowing capabilities with the Federal Reserve on a short-term basis.  The Bank’s borrowed funds, excluding capitalized lease obligations and floating rate advances, were $487.6 million at September 30, 2013, and had a  weighted average interest rate of 2.26%.  A total of $113.5 million of these borrowings will mature in less than one year.  Borrowed funds, excluding capitalized lease obligations and floating rate advances, were $414.3 million at December 31, 2012.  The Company has the ability to obtain additional funding from the FHLB and Federal Reserve Bank discount window of approximately $734.7 million utilizing unencumbered securities of $542.1 million and multifamily loans of $268.7 million at September 30, 2013.  The Company expects to have sufficient funds available to meet current commitments in the normal course of business.

Capital Resources.  At September 30, 2013, and December 31, 2012, Northfield Bank exceeded all of its regulatory capital requirements to which it is subject.

	Actual Ratio	Minimum Required for Capital Adequacy Purposes	Minimum Required to Be Well Capitalized under Prompt Corrective Action Provisions
As of September 30, 2013:
Tangible capital to tangible assets	19.41%	1.50%	NA
Tier 1 capital (core) – (to adjusted assets)	19.41	4.00	5.00%
Total capital (to risk-weighted assets)	29.08	8.00	10.00

As of December 31, 2012:
Tangible capital to tangible assets	12.65%	1.50%	NA
Tier 1 capital (core) – (to adjusted assets)	12.65	4.00	5.00%
Total capital (to risk-weighted assets)	22.30	8.00	10.00

In July 2013, the OCC and the other federal bank regulatory agencies issued a final rule that will revise their leverage and risk-based capital requirements and the method for calculating risk-weighted assets to make them consistent with agreements that were reached by the Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Act.  Among other things, the new rule establishes a new common equity Tier 1 minimum capital requirement (4.5% of risk-weighted assets), increases the minimum Tier 1 capital to risk-based assets requirement (from 4% to 6% of risk-weighted assets) and assigns a higher risk weight (150%) to exposures that are more than 90 days past due or are on nonaccrual status and to certain commercial real estate facilities that finance the acquisition, development or construction of real property.  The final rule also requires unrealized gains and losses on certain "available-for-sale" securities holdings to be included for purposes of calculating regulatory capital requirements unless a one-time opt-in or opt-out is exercised.  The rule limits a banking organization's capital distributions and certain discretionary bonus payments if the banking organization does not hold a "capital conservation buffer" consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets in addition to the amount necessary to meet its minimum risk-based capital requirements.

The final rule becomes effective for the Bank on January 1, 2015.  The capital conservation buffer requirement will be phased in beginning January 1, 2016 and ending January 1, 2019, when the full capital conservation buffer requirement will be effective.  The final rule also implements consolidated capital requirements for savings and loan holding companies, such as the Company, effective January 1, 2015. The Bank and the Company currently comply with the final rule.

Off-Balance Sheet Arrangements and Contractual Obligations

In the normal course of operations, the Company engages in a variety of financial transactions that, in accordance with U.S. generally accepted accounting principles, are not recorded in the financial statements.  These transactions primarily relate to lending commitments.

The following table shows the contractual obligations of the Company by expected payment period as of September 30, 2013:

Contractual Obligation	Total	Less than One Year	One to less than Three Years	Three to less than Five Years	Five Years and greater
(in thousands)
Debt obligations (excluding capitalized leases)	$ 487,581	$ 113,500	$ 214,168	$ 159,913	$ -
Commitments to originate loans	$ 125,369	$ 125,369	$ -	$ -	$ -
Commitments to fund unused lines of credit	$ 45,854	$ 45,854	$ -	$ -	$ -

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

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A majority of our assets and liabilities are monetary in nature.  Consequently, our most significant form of market risk is interest rate risk.  Our assets, consisting primarily of mortgage-related assets and loans, generally have longer maturities than our liabilities, which consist primarily of deposits and wholesale borrowings.  As a result, a principal part of our business strategy involves managing interest rate risk and limiting the exposure of our net interest income to changes in market interest rates.  Accordingly, our board of directors has established a management risk committee, comprised of our Chief Investment Officer, who chairs this Committee, our Chief Executive Officer, our President/Chief Operating Officer, our Chief Financial Officer, our Chief Lending Officer, and our Executive Vice President of Operations.  This committee is responsible for, among other things, evaluating the interest rate risk inherent in our assets and liabilities, for recommending to the risk management committee of our board of directors the level of risk that is appropriate given our business strategy, operating environment, capital, liquidity and performance objectives, and for managing this risk consistent with the guidelines approved by the board of directors.

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

Net Portfolio Value Analysis.  We compute amounts by which the net present value of our assets and liabilities (net portfolio value or “NPV”) would change in the event market interest rates change over an assumed range of rates.  Our simulation model uses a discounted cash flow analysis to measure the interest rate sensitivity of NPV.  Depending on current market interest rates, we estimate the economic value of these assets and liabilities under the assumption that interest rates experience an instantaneous and sustained increase of 100, 200, 300, or 400 basis points, or a decrease of 100 and 200 basis points, which is based on the current interest rate environment.  A basis point equals one-hundredth of one percent, and 100 basis points equals one percent.  An increase in interest rates from 3% to 4% would mean, for example, a 100 basis point increase in the “Change in Interest Rates” column below.

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

The table below sets forth, as of September 30, 2013, our calculation of the estimated changes in our NPV, NPV ratio, and percent change in net interest income that would result from the designated instantaneous and sustained changes in interest rates.  Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied on as indicative of actual results (dollars in thousands).

			NPV
Change in Interest Rates (basis points)	Estimated Present Value of Assets	Estimated Present Value of Liabilities	Estimated NPV	Estimated Change In NPV	Estimated NPV/Present Value of Assets Ratio	Net Interest Income Percent Change
+400	$ 2,396,469	$ 1,861,720	$ 534,749	$ (227,984)	22.31%	(9.63)%
+300	2,466,203	1,890,969	575,234	(187,499)	23.32	(7.12)
+200	2,551,370	1,921,118	630,252	(132,481)	24.70	(4.55)
+100	2,648,007	1,952,204	695,803	(66,930)	26.28	(2.09)
0	2,747,003	1,984,270	762,733	-	27.77	0.00
(100)	2,835,487	2,015,212	820,275	57,542	28.93	(0.30)
(200)	2,889,679	2,030,559	859,120	96,387	29.73	(3.41)

The table above indicates that at September 30, 2013, in the event of a 400 basis point increase in interest rates, we would experience a 546 basis point decrease in NPV ratio (27.77% versus 22.31%), and a 9.63% decrease in net interest income.  In the event of a 200 basis point decrease in interest rates, we would experience a 196 basis point increase in NPV ratio (27.77% versus 29.73%) and a 3.41% decrease in net interest income.  Our policies provide that, in the event of a 400 basis point increase or less in interest rates, our net present value ratio should decrease by no more than 600 basis points and our projected net interest income should decrease by no more than 44%.  Additionally, our policy states that our net portfolio value should be at least 8% of total assets before and after such shock. At September 30, 2013, we were in compliance with all board approved policies with respect to interest rate risk management.

The duration of a financial instrument changes as market interest rates change. Potential movements in the duration of our investment portfolio, as well as the duration of the loan portfolio may have a positive or negative effect on our net interest income.

Certain shortcomings are inherent in the methodologies used in determining interest rate risk through changes in NPV and net interest income.  Modeling requires making certain assumptions that may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates.  In this regard, the NPV and net interest income information presented assume that the composition of our interest-sensitive assets and liabilities existing at the beginning of a period remains constant over the period being measured, and also assume that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration or repricing of specific assets and liabilities.  Accordingly, although interest rate risk calculations provide an indication of our interest rate risk exposure at a particular point in time, such measurements are not intended to and do not provide a precise forecast of the effect of changes in market interest rates on our net interest income and will differ from actual results.

ITEM 4.CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of September 30, 2013.  Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

During the nine months ended September 30, 2013, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

ITEM 1.     LEGAL PROCEEDINGS

The Company and subsidiaries are subject to various legal actions arising in the normal course of business.  In the opinion of management, the resolution of these legal actions is not expected to have a material adverse effect on the Company’s financial condition or results of operations.

ITEM 1A.  RISK FACTORS

During the nine months ended September 30, 2013, there have been no material changes to the risk factors as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012, as filed with the SEC.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	Unregistered Sale of Equity Securities. There were no sales of unregistered securities during the period covered by this report.
(b)	Use of Proceeds. Not applicable
(c)	Repurchases of Our Equity Securities.

The following table shows the Company’s repurchase of its common stock for the three months ended September  30, 2012:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number of Shares that May Yet Be Purchased Under Plans or Programs (1)
August 1, 2013, through August 31, 2013	238,411	$ 12.02	238,411	61,682
September 1, 2013, through September 30, 2013	34,500	12.03	34,500	27,182
Total	272,911	$ 12.02	272,911

(1)

On July 31, 2013, Northfield Bancorp, Inc.’s (the “Company”) Board of Directors authorized the repurchase of up to 300,093 shares of common stock to fund grants of restricted stock under its 2008 Equity Incentive Plan.  The Company received a non-objection letter from the Federal Reserve Board with respect to these repurchases, and conducted such repurchases in accordance with a Rule 10b5-1 trading plan.  Federal Reserve Board regulations permit a company to repurchase shares of common stock within one year of a mutual-to-stock conversion to fund an existing restricted stock plan.

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

Date: November 12, 2013

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

The following materials from the Company’s Report on Form 10-Q for the quarter ended September 30, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Changes in Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements