Form 10-K
period 2013-12-31
Northfield Bancorp, Inc.
filed 2014-03-17
CIK 1493225

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2013

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from _______________ to _________________

Commission File No. 001-35791

Northfield Bancorp, Inc.

(Exact name of registrant as specified in its charter)

Delaware	80-0882592
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

581 Main Street, Woodbridge, New Jersey	07095
(Address of Principal Executive Offices)	Zip Code

(732) 499-7200

(Registrant’s telephone number, including area code)

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $0.01 per share	The NASDAQ Stock Market, LLC

Securities Registered Pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☐    No  ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes  ☐    No  ☑

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☑    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, non-accelerated filer, or a smaller reporting company.  See definition of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer	☐	Accelerated filer	☑
Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES    ☐    NO    ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to price at which the common equity was last sold on June 30, 2013 was $665,555,817.

As of March 14, 2014, there were outstanding 55,638,779 shares of the Registrant’s common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Proxy Statement for the 2014 Annual Meeting of Stockholders of the Registrant (Part III).

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

Northfield Bancorp, Inc., a Delaware Corporation

Northfield Bancorp, Inc., a Delaware Corporation was organized in June 2010.  Upon completion of the mutual-to-stock conversion of Northfield Bancorp, MHC in January 2013, Northfield Bancorp, Inc. became the holding company of Northfield Bank and succeeded to all of the business and operations of the former Northfield Bancorp, Inc., a Federal Corporation, (“Northfield-Federal”) and each of Northfield-Federal and Northfield Bancorp, MHC ceased to exist.  Northfield Bancorp, Inc. uses the support staff and offices of Northfield Bank and pays Northfield Bank for these services.  If Northfield Bancorp, Inc. expands or changes its business in the future, it may hire its own employees.

In the future, we may pursue other business activities, including mergers and acquisitions, investment alternatives and diversification of operations. There are, however, no current understandings or agreements for these activities.

Northfield Bancorp, Inc.  is subject to comprehensive regulation and examination by the Federal Reserve Bank of Philadelphia.

Northfield Bancorp, Inc.’s main office is located at 581 Main Street,  Woodbridge, New Jersey 07095, and its telephone number at this address is (732) 499-7200.  Its website address is www.eNorthfield.com.  Information on this website is not and should not be considered to be a part of this annual report.

Northfield Bank

Northfield Bank was organized in 1887 and is a federally chartered savings bank. Northfield Bank conducts business primarily from its home office located in Staten Island, New York, its operations center located in Woodbridge, New Jersey, its 29 additional branch offices located in New York and New Jersey, and its lending office located in Brooklyn, New York.  The branch offices are located in Staten Island, Brooklyn, and the New Jersey counties of Union and Middlesex.

Northfield Bank’s principal business consists of originating multifamily and other commercial real estate loans, purchasing investment securities, including mortgage-backed securities and corporate bonds, and to a lesser extent depositing funds in other financial institutions. Northfield Bank also offers construction and land loans, commercial and industrial loans, one-to-four family residential mortgage loans, and home equity loans and lines of credit. Northfield Bank offers a variety of deposit accounts, including certificates of deposit, passbook, statement, and money market savings accounts, transaction deposit accounts (negotiable orders of withdrawal (NOW) accounts and non-interest bearing demand accounts), individual retirement accounts, and to a lesser extent when it is deemed cost effective, brokered deposits. Deposits are Northfield Bank’s primary source of funds for its lending and investing activities. Northfield Bank also borrows funds, principally repurchase agreements with brokers and Federal Home Loan Bank of New York advances.  Northfield Bank owns 100% of NSB Services Corp., which, in turn, owns 100% of the voting common stock of a real estate investment trust, NSB Realty Trust, that holds primarily mortgage loans and other real estate related investments.  In addition, Northfield Bank refers its customers to an independent third party that provides non-deposit investment products.

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

Market Area and Competition

We have been in business for over 125 years, offering a variety of financial products and services to meet the needs of the communities we serve. Our commercial and retail banking network consists of multiple delivery channels including full-service banking offices, automated teller machines, and telephone and internet banking capabilities including remote deposit capture. We consider our competitive products and pricing, branch network, reputation for superior customer service, and financial strength, as our major strengths in attracting and retaining customers in our market areas.

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

Our deposit sources are primarily concentrated in the communities surrounding our banking offices in the New York counties of Richmond (Staten Island) and Kings (Brooklyn), and Union and Middlesex counties in New Jersey.  As of June 30, 2013 (the latest date for which information is publicly available), we ranked fifth in deposit market share in Staten Island with a 9.33% market share.  As of that date, we had a 0.58% deposit market share in Brooklyn, New York, and a  combined deposit market share of 1.07%  in Middlesex and Union Counties in New Jersey.

The following table sets forth the unemployment rates for the communities we serve and the national average for the last five years, as published by the Bureau of Labor Statistics.

	Unemployment Rate At December 31,
	2013	2012	2011	2010	2009
Union County, NJ	6.9%	9.2%	8.8%	9.2%	9.4%
Middlesex County, NJ	5.9	7.9	7.6	7.9	8.4
Richmond County, NY	6.6	7.9	7.9	8.0	8.7
Kings County, NY	8.2	9.5	9.5	9.5	10.6
National Average	6.7%	7.8%	8.5%	9.4%	9.9%

The following table sets forth median household income at December 31, 2013 and 2012, for the communities we serve, as published by the U.S. Census Bureau.

	Median Household Income
	At December 31,
	2013	2012
Union County, NJ	$ 63,641	$ 60,991
Middlesex County, NJ	77,925	77,407
Richmond County, NY	74,860	72,905
Kings County, NY	$ 42,291	$ 40,269

Lending Activities

Our principal lending activity is the origination of multifamily real estate loans and, to a lesser extent, other commercial real estate loans in New York City, New Jersey, and Eastern Pennsylvania, typically on office, retail, and industrial properties. We also originate one-to-four family residential real estate loans, construction and land loans, commercial and industrial loans, and home equity loans and lines of credit. In October 2009, we began to offer loans to finance premiums on insurance policies, including commercial property and casualty insurance, and professional liability insurance. At the end of December 2011, we stopped originating loans to finance premiums on insurance policies and in February 2012 we sold the majority of our insurance premium loans at par value.

Loan Originations, Purchases, Sales, Participations, and Servicing.  All loans we originate for our portfolio are underwritten pursuant to our policies and procedures or are properly approved as exceptions to our policies and procedures. In addition, we originate both adjustable-rate and fixed-rate residential real estate loans under an origination assistance agreement with a third-party underwriter that conforms to secondary market underwriting standards, whereby the third-party underwriter processes and underwrites one-to-four family residential real estate loans that we fund at origination, and we elect either to portfolio the loans or sell them to the third-party.  Prior to entering into the origination assistance agreement with this third-party underwriter in 2010, Northfield Bank was a participating seller/servicer with Freddie Mac, and generally underwrote its one-to-four family residential real estate loans to conform to Freddie Mac standards.  Our ability to originate fixed- or adjustable-rate loans is dependent on the relative customer demand for such loans, which is affected by various factors including current market interest rates as well as anticipated future market interest rates. Our loan origination and sales activity may be adversely affected by changes in economic conditions that result in decreased loan demand.  Our home equity loans and lines of credit typically are generated through direct mail advertisements, newspaper advertisements, online applications through our website, and referrals from branch personnel. A significant portion of our multifamily real estate loans and other commercial real estate loans are generated with the use of third-party loan brokers and  referrals from accountants and other professional contacts.

We generally retain in our portfolio all adjustable-rate residential real estate loans we originate, as well as shorter-term, fixed-rate residential real estate loans (terms of 10 years or less).  Loans we sell consist primarily of conforming, longer-term, fixed-rate residential real estate loans.  We sold $4.0 million of one-to-four family residential real estate loans (generally fixed-rate loans, with terms of 15 years or longer) during the year ended December 31, 2013.

We sell our loans without recourse, except for standard representations and warranties typical in secondary market transactions. Currently, we do not retain any servicing rights on one-to-four family residential real estate loans originated under the agreement with the third-party underwriter, including loans we may elect to add to our portfolio. During 2012, we sold the servicing rights of one-to-four family residential real estate loans owned by others to a third-party bank.  Historically, the origination of loans held-for-sale and related servicing activity has not been material to our operations.

Loans acquired in a transaction with the Federal Deposit Insurance Corporation and the merger of Flatbush Federal Bancorp, Inc. with deteriorated credit quality herein referred to as purchased credit-impaired loans (“PCI loans”) have a  carrying value of $59.5 million at December 31, 2013.  Additionally, we transferred certain loans with deteriorated credit quality, which we had previously originated and designated as held-for-investment, to held-for-sale in both 2013, 2012, and 2011.   The accounting and reporting for both of these groups of loans differs substantially from those loans originated and classified as held-for-investment.

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

In underwriting a loan secured by real property, we require an appraisal of the property by an independent licensed appraiser approved by our board of directors. The appraisals of multifamily, mixed-use, and other commercial real estate properties are also reviewed by an independent third-party we hire but the fee is passed onto the borrower.  We review and inspect properties before disbursement of funds during the term of a construction loan. Generally, management obtains updated appraisals when a loan is deemed impaired. These appraisals may be more limited than those prepared for the underwriting of a new loan. In addition, when we acquire other real estate owned, we generally obtain a current appraisal to substantiate the net carrying value of the asset.

The board of directors maintains a loan committee consisting of bank directors to: periodically review and recommend for approval our policies related to lending (collectively, the “loan policies”) as prepared by management; approve or reject loan applicants meeting certain criteria; and monitor loan quality including concentrations and certain other aspects of our lending functions, as applicable.  Certain Northfield Bank officers, at levels beginning with senior vice president, have individual lending authority that is approved by the board of directors.

Loan Portfolio Composition.  The following table sets forth the composition of our loan portfolio, by type of loan, at the dates indicated, excluding loans held for sale of $471,000, $5.4 million, $3.9 million, $1.2 million, and $0, at December 31, 2013, 2012, 2011, 2010, and 2009, respectively.

	At December 31,
	2013		2012		2011		2010		2009
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate loans:
Multifamily	$ 870,951	58.61%	$ 610,129	49.18%	$ 458,370	42.72%	$ 283,588	34.30%	$ 178,401	24.48%
Commercial	340,174	22.89	315,450	25.43	327,074	30.48	339,321	41.04	327,802	44.99
One-to-four family residential	64,753	4.36	64,733	5.22	72,592	6.77	78,032	9.44	90,898	12.48
Home equity and lines of credit	46,231	3.11	33,573	2.71	29,666	2.76	28,125	3.40	26,118	3.58
Construction and land	14,152	0.95	23,243	1.87	23,460	2.19	35,054	4.24	44,548	6.11
Commercial and industrial loans	10,162	0.68	14,786	1.19	12,710	1.18	17,020	2.06	19,252	2.64
Insurance premium finance	-	-	26	-	59,096	5.51	44,517	5.39	40,382	5.54
Other loans	2,310	0.16	1,804	0.15	1,496	0.14	1,062	0.13	1,299	0.18
Purchase credit-impaired (PCI) loans	59,468	4.00	75,349	6.07	88,522	8.25	-	-	-	-
Loans acquired	77,817	5.24	101,433	8.18	-	-	-	-	-	-
Total loans	$ 1,486,018	100.00%	$ 1,240,526	100.00%	$ 1,072,986	100.00%	$ 826,719	100.00%	$ 728,700	100.00%

Other items:
Deferred loan costs (fees), net	3,458		2,456		1,481		872		569
Allowance for loan losses	(26,037)		(26,424)		(26,836)		(21,819)		(15,414)

Net loans held-for-investment	$ 1,463,439		$ 1,216,558		$ 1,047,631		$ 805,772		$ 713,855

At December 31, 2013,  loans acquired consisted of approximately 78%  one-to four family residential loans,  17% commercial real estate loans, with the remaining balance in multifamily loans.  At December 31, 2012,  loans acquired consisted of approximately 79%  one-to four family residential loans,  15% commercial real estate loans, with the remaining balance in multifamily loans.

At December 31, 2013, PCI loans consisted of approximately 37% commercial real estate, 47% commercial and industrial loans, with the remaining balance in residential and home equity loans.  At December 31, 2012, these loans consisted of approximately 39% commercial real estate, 52% commercial and industrial loans with the remaining balance in residential and home equity loans.  At December 31, 2011, these loans consisted of approximately 39% commercial real estate, 53% commercial and industrial loans, with the remaining balance in residential and home equity loans.

Loan Portfolio Maturities.  The following table summarizes the scheduled repayments of our loan portfolio at December 31, 2013.  Demand loans (loans having no stated repayment schedule or maturity) and overdraft loans are reported as being due in the year ending December 31, 2013.  Maturities are based on the final contractual payment date and do not reflect the effect of prepayments, repricing and scheduled principal amortization.

	Multifamily		Commercial Real Estate		One-to-Four-Family Residential		Home Equity and Lines of Credit
	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in thousands)
Due during the years ending December 31,
2014	$ 1,000	5.00%	$ 5,266	6.01%	$ 73	5.84%	$ 648	2.67%
2015	494	4.89	44	5.00	179	6.35	58	4.04
2016	91	4.93	732	5.86	328	5.66	296	4.55
2017 to 2018	206	5.13	1,945	6.85	4,404	5.19	3,675	3.41
2019 to 2023	12,062	4.59	26,167	4.97	4,591	5.38	8,537	4.30
2024 to 2028	62,905	4.53	43,921	4.98	4,837	4.70	10,010	3.99
2029 and beyond	794,193	4.12	262,099	5.12	50,341	4.79	23,007	3.33
Total	$ 870,951	4.16%	$ 340,174	5.11%	$ 64,753	4.85%	$ 46,231	3.65%

	Construction and Land		Commercial and Industrial		Other
	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in thousands)
Due during the years ending December 31,
2014	$ 5,158	4.89%	$ 4,274	5.05%	$ 1,938	0.05%
2015	3,733	5.45	852	5.41	-	-
2016	78	7.74	430	6.28	4	12.00
2017 to 2018	-	-	3,418	5.08	149	6.31
2019 to 2023	-	-	-	-	-	-
2024 to 2028	-	-	1,081	5.16	-	-
2029 and beyond	5,183	4.61	107	5.48	219	4.41
Total	$ 14,152	4.95%	$ 10,162	5.16%	$ 2,310	0.89%

	Purchase Credit-Impaired (1)		Acquired		Total
	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in thousands)
Due during the years ending December 31,
2014	$ 1,855	26.06%	$ 203	6.77%	$ 20,415	6.63%
2015	2,760	14.66	612	7.24	$ 8,732	8.46%
2016	1,106	9.54	1,255	6.37	$ 4,320	6.91%
2017 to 2018	3,409	11.23	4,762	5.20	$ 21,968	5.97%
2019 to 2023	15,809	9.14	19,256	6.06	$ 86,422	5.88%
2024 to 2028	2,969	7.57	7,450	5.39	$ 133,173	4.76%
2029 and beyond	31,560	7.30	44,279	5.00	$ 1,210,988	4.47%
Total	$ 59,468	9.00%	$ 77,817	5.36%	$ 1,486,018	4.66%

(1) represents estimated accretable yield.

The Company has a total of $1.2 billion in loans due to mature in 2029 and beyond, of which $79.9 million, or 6.58%, are fixed rate loans.

The following table sets forth the scheduled repayments of fixed- and adjustable-rate loans at December 31, 2013, that are contractually due after December 31, 2014.

	Due After December 31, 2014
	Fixed Rate	Adjustable Rate	Total
	(In thousands)
Real estate loans:
Commercial	$ 39,901	$ 295,007	$ 334,908
One-to-four family residential	33,987	30,693	64,680
Construction and land	210	8,784	8,994
Multifamily	64,481	805,470	869,951
Home equity and lines of credit	25,213	20,370	45,583
Commercial and industrial loans	2,299	3,589	5,888
Other loans	372	-	372
Purchase credit-impaired (PCI) loans	9,632	47,981	57,613
Acquired loans	60,436	17,178	77,614
Total loans	$ 236,531	$ 1,229,072	$ 1,465,603

Multifamily Real Estate Loans.    We currently focus on originating multifamily real estate loans. Loans secured by multifamily properties totaled approximately $871.0 million, or 58.61% of our total loan portfolio, at December 31, 2013. We include in this category mixed-use properties having more than four residential units and a business or businesses where the majority of space is utilized for residential purposes.  At December 31, 2013, we had 740 multifamily real estate loans with an average loan balance of approximately $1.2 million. At December 31, 2013, our largest multifamily real estate loan had a principal balance of $12.6 million and was performing in accordance with its original contractual terms. Substantially all of our multifamily real estate loans are secured by properties located in our primary market areas.

Our multifamily real estate loans typically amortize over 20 to 30 years with negotiated interest rates that adjust after an initial five-, seven or 10-year period, and every five years thereafter. Interest rates adjust at margins generally ranging from 275 basis points to 350 basis points above the average yield on U.S. Treasury securities, adjusted to a constant maturity of similar term, as published by the Federal Reserve Board for loans originated prior to 2009.  Adjustable rate loans originated subsequent to 2008 generally have been indexed to the five-year London Interbank Offered Rate (LIBOR)  swaps rate as published in the Federal Reserve Statistical Release adjusted for a negotiated margin. We also originate, to a lesser extent, 10- to 15-year fixed-rate, fully amortizing loans. In general, our multifamily real estate loans have interest rate floors equal to the interest rate on the date the loan is originated, and have prepayment penalties should the loan be prepaid in the initial five, seven or ten year term.

In underwriting multifamily real estate loans, we consider a number of factors, including the ratio of the projected net cash flow to the loan’s debt service requirement (generally requiring a minimum ratio of 120%), the age and condition of the collateral, the financial resources and income of the borrower, and the borrower’s experience in owning or managing similar properties. Multifamily real estate loans generally are originated in amounts up to 75% of the appraised value of the property securing the loan. We require title insurance, fire and extended coverage casualty insurance, and, if appropriate, flood insurance up to the regulatory required amount of $500,000, in order to protect our security interest in the underlying property.  Although a significant portion of our multifamily real estate loans are originated with the use of third-party brokers, we underwrite all multifamily real estate loans in accordance with our underwriting standards.    Due to competitor considerations, as is customary in our marketplace, we typically do not obtain personal guarantees from multifamily real estate borrowers.

Loans secured by multifamily real estate properties generally have less credit risk than other commercial real estate loans. The repayment of loans secured by multifamily real estate properties typically depends on the successful operation of the property. If the cash flow from the property is reduced, the borrower’s ability to repay the loan may be impaired.

In a ruling that was contrary to a 1996 advisory opinion from the New York State Division of Housing and Community Renewal that owners of housing units who benefited from the receipt of “J-51” tax incentives under the Rent Stabilization Law are eligible to decontrol apartments, the New York State Court of Appeals ruled on October 22, 2009, that residential housing units located in two major housing complexes in New York City had been illegally decontrolled by the current and previous property owners. This ruling may subject other property owners that have previously or are currently benefiting from a J-51 tax incentive to litigation, possibly resulting in a significant reduction to property cash flows. Based on management’s assessment of its multifamily loan portfolio, we believe that only one loan may be affected by the ruling regarding J-51.  The loan has a principal balance of $7.3 million at December 31, 2013, and is performing in accordance with its original contractual terms.

Commercial Real Estate Loans.  Commercial real estate loans (other than multifamily real estate loans) totaled $340.2 million, or 22.89% of our loan portfolio as of December 31, 2013.  At December 31, 2013, our commercial real estate loan portfolio consisted of 384 loans with an average loan balance of approximately $885,870, although there are a large number of loans with balances substantially greater than this average.  At December 31, 2013, our largest commercial real estate loan had a principal balance of $8.8 million, was secured by a hotel, and was performing in accordance with its original contractual terms.    Substantially all of our commercial real estate loans are secured by properties located in our primary market areas.

The table below sets forth the property types collateralizing our commercial real estate loans as of December 31, 2013.

	At December 31, 2013
	Amount	Percent
	(Dollars in thousands)
Mixed Use	$ 78,023	22.9%
Office Building	69,185	20.3
Retail	35,805	10.5
Warehousing	32,910	9.7
Manufacturing	31,287	9.2
Services	26,723	7.8
Accommodations	25,364	7.5
Other	16,953	5.0
Recreational	11,125	3.3
Restaurant	8,019	2.4
Schools/Day Care	4,780	1.4
	$ 340,174	100.00%

Our commercial real estate loans typically amortize over 20 to 25 years with negotiated interest rates that adjust after an initial five-, seven,- or 10-year period, and every five years thereafter.  Interest rates adjust at margins generally range from 275 basis points to 350 basis points above the average yield on U.S. Treasury securities, adjusted to a constant maturity of similar term, as published by the Federal Reserve Board for loans originated prior to 2009.  Adjustable rate loans originated subsequent to 2008 have generally been indexed to the five year LIBOR swaps rate as published in the Federal Reserve Statistical Release, adjusted for a negotiated margin. We also originate, to a lesser extent, 10- to 15-year fixed-rate, fully amortizing loans. In general, our commercial real estate loans have interest rate floors equal to the interest rate on the date the loan is originated, and generally have prepayment penalties if the loan is repaid in the initial five, seven or ten year term.

In the underwriting of commercial real estate loans, we generally lend up to the lesser of 75% of either the property’s appraised value or purchase price.  Certain single use property types have lower loan to appraised value ratios. We base our decision to lend primarily on the economic viability of the property and the creditworthiness of the borrower. In evaluating a proposed commercial real estate loan, we emphasize the ratio of the property’s projected net cash flow to the loan’s debt service requirement (generally requiring a minimum ratio of 125%), computed after deduction for a vacancy factor, when applicable, and property expenses we deem appropriate. Personal guarantees of the principals are typically obtained.  We require title insurance, fire and extended coverage casualty insurance, and, if appropriate, flood insurance up to the regulatory required amount of $500,000, in order to protect our security interest in the underlying property. Although a significant portion of our commercial real estate loans were originated with the use of third-party brokers, we underwrite all commercial real estate loans in accordance with our underwriting standards.

Commercial real estate loans generally carry higher interest rates and have shorter terms than one-to-four family residential real estate loans. Commercial real estate loans also generally have greater credit risk compared to one-to-four family residential real estate loans, as they typically involve larger loan balances concentrated with single borrowers or groups of related borrowers.  In addition, the payment of loans secured by income-producing properties typically depends on the successful operation of the property or business. Changes in economic conditions that are not in the control of the borrower or lender may affect the value of the collateral for the loan or the future cash flow of the property. Additionally, any decline in real estate values may be more pronounced for commercial real estate than for residential properties.

Construction and Land Loans.   At December 31, 2013, construction and land loans total $14.2 million, or 0.95% of total loans receivable.  At December 31, 2013, the additional un-advanced portion of these construction loans totaled $2.9 million.  At December 31, 2013, we had 13 construction and land loans with an average loan balance of approximately $1.1 million.  At December 31, 2013, our largest construction and land loan had a principal balance of $5.0 million and was for the purpose of financing land.  This loan is performing in accordance with its original contractual terms.

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

Construction and land loans generally carry higher interest rates and have shorter terms than one-to-four family residential real estate loans. Construction and land loans have greater credit risk than long-term financing on improved, owner-occupied real estate. Risk of loss on a construction loan depends largely upon the accuracy of the initial estimate of the real estate value at completion of construction as compared to the estimated cost (including interest) of construction and other assumptions. If the estimate of construction costs is inaccurate, we may decide to advance additional funds beyond the amount originally committed in order to protect our security interest in the underlying property. However, if the estimated value of the completed project is inaccurate, the borrower may hold the real estate with a value that is insufficient to assure full repayment of the construction loan upon its sale. In the event we make a land acquisition loan on real estate that is not yet approved for the planned development, there is a risk that approvals will not be granted or will be delayed. Construction loans also expose us to a risk that improvements will not be completed on time in accordance with specifications and projected costs. In addition, the ultimate sale or rental of the real estate may not occur as anticipated and the market value of collateral, when completed, may be less than the outstanding loans against the real estate and there may be no permanent financing available upon completion. Substantially all of our construction and land loans are secured by real estate located in our primary market areas.

Commercial and Industrial Loans.   At December 31, 2013, commercial and industrial loans totaled $10.2 million, or 0.68% of the total loan portfolio.  As of December 31, 2013, we had 120 commercial and industrial loans with an average loan balance of approximately $85,000, although we originate these types of loans in amounts substantially greater than this average.  At December 31, 2013, our largest commercial and industrial loan had a principal balance of $1.0 million and was performing in accordance with its original contractual terms.

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

During 2013, the Company has expanded its small business lending to include unsecured loans up to $250,000 using a scoring system developed by a third-party vendor.  The scoring system provides a consistent and compliant method of timely decisions related to these small business loans.

Commercial and industrial loans generally carry higher interest rates than one-to-four family residential real estate loans of like maturity because they have a higher risk of default since their repayment generally depends on the successful operation of the borrowers’ business.

One-to-Four Family Residential Real Estate Loans.    At December 31, 2013, we had 353 one-to-four  family residential real estate loans outstanding with an aggregate balance of $64.8 million, or 4.36% of our total loan portfolio.  As of December 31, 2013, the average balance of one-to-four family residential real estate loans was approximately $183,000, although we originate this type of loan in amounts substantially greater than this average.  At December 31, 2013, our largest loan of this type had a principal balance of $2.3 million and was 31 days past due at that date.

For all one-to-four family residential real estate loans originated through the origination assistance agreement with our third-party underwriter, upon receipt of a completed loan application from a prospective borrower: (1) a credit report is reviewed; (2) income, assets, indebtedness and certain other information are reviewed; (3) if necessary, additional financial information is required of the borrower; and (4) an appraisal of the real estate intended to secure the proposed loan is ordered from an independent appraiser. One-to-four family residential real estate loans sold to our third-party underwriter under a Loan and Servicing Rights Purchase and Sale Agreement totaled $4.0 million and $11.9 million during the years ended December 31, 2013 and 2012, respectively.

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

Home Equity Loans and Lines of Credit.  At December 31, 2013, we had 772 home equity loans and lines of credit with an aggregate outstanding balance of $46.2 million, or 3.11% of our total loan portfolio.  Of this total, outstanding home equity lines of credit totaled  $20.4 million, or 1.37% of our total loan portfolio.  At December 31, 2013, the average home equity loan and line of credit balance was approximately $60,000, although we originate these types of loans in amounts substantially greater than this average.  At December 31, 2013, our largest outstanding home equity line of credit was $1.0 million, valued based on a recent appraisal, and was on non-accrual status. At December 31, 2013, our largest home equity loan was $427,900 and was performing in accordance with its original contractual terms.

We offer home equity loans and home equity lines of credit that are secured by the borrower’s primary residence or second home. Home equity lines of credit are adjustable rate loans tied to the prime rate as published in The Wall Street Journal adjusted for a margin, and have a maximum term of 20 years during which time the borrower is required to make principal payments based on a 20-year amortization. Home equity lines generally have interest rate floors and ceilings. The borrower is permitted to draw against the line during the entire term on originations occurring prior to June 15, 2011. For home equity loans originated from June 15, 2011, forward, the borrower is only permitted to draw against the line for the initial 10 years. Our home equity loans typically are fully amortizing with fixed terms to 20 years. Home equity loans and lines of credit generally are underwritten with the same criteria we use to underwrite fixed-rate, one-to-four family residential real estate loans. Home equity loans and lines of credit may be underwritten with a loan-to-value ratio of 80% when combined with the principal balance of the existing mortgage loan. We appraise the property securing the loan at the time of the loan application to determine the value of the property. At the time we close a home equity loan or line of credit, we record a mortgage to perfect our security interest in the underlying collateral.

Insurance premium loans.   At December 31, 2013 there were no remaining insurance premium loans. We sold the majority of our portfolio of insurance premium finance loans during the year ended December 31, 2012, and retained cancelled loans. We held cancelled loans until their ultimate resolution, which was generally a payment from the insurance carrier in the amount of the unearned premium that generally exceeded the loan balance.

Purchased credit-impaired (PCI) Loans.    PCI loans are accounted for in accordance with Accounting Standards Codification (ASC) Subtopic 310-30, “Loans and Debt Securities Acquired with Deteriorated Credit Quality,” since all of these loans were acquired at a discount attributable, at least in part, to credit quality.  PCI loans were initially recorded at fair value (as determined by the present value of expected future cash flows) with no valuation allowance (i.e., allowance for loan losses). Under ASC Subtopic 310-30, the PCI loans were aggregated and accounted for as pools of loans based on common risk characteristics. The PCI loans had a carrying balance of approximately $59.5 million at December 31, 2013, or 4.00% of our total loan portfolio. PCI loans consist of approximately 37% commercial real estate, 47% commercial and industrial loans with the remaining balance in residential and home equity loans. At December 31, 2013, based on contractual principal (not carrying balance),  6.6%  of PCI loans were past due 30 to 89 days, and 14.9%  were past due 90 days or more.

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

Acquired Loans.  Loans acquired with no evidence of credit deterioration, are held-for-investment, and initially valued at an estimated fair value on the date of acquisition, with no initial related allowance for loan losses. These loans are evaluated for impairment on quarterly basis as part of our analysis of the allowance for loan losses. At December 31, 2013, acquired loans totaled approximately $77.8 million and consisted of approximately 78% one-to four family residential loans, 17% commercial real estate loans, with the remaining balance in multifamily loans.

Non-Performing and Problem Assets

When a loan is over 15 days delinquent, we generally send the borrower a late charge notice. When a loan is 30 days past due, we generally mail the borrower a letter reminding the borrower of the delinquency and, except for loans secured by one-to-four family residential real estate, we attempt personal, direct contact with the borrower to determine the reason for the delinquency, to ensure the borrower correctly understands the terms of the loan, and to emphasize the importance of making payments on or before the due date.  If necessary, additional late charges and delinquency notices are issued and the account will be monitored.  After 90 days of delinquency, we send the borrower a final demand for payment and generally refer the loan to legal counsel to commence foreclosure and related legal proceedings.   At times we may shorten these time frames.

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

PCI loans are subject to the same internal credit review process as non-PCI loans. If and when unexpected credit deterioration occurs at the loan pool level subsequent to the acquisition date, a provision for credit losses for PCI loans will be charged to earnings for the full amount of the decline in the discounted expected cash flows for the pool. Under the accounting guidance of ASC Subtopic 310-30, for acquired credit impaired loans, the allowance for loan losses on PCI loans is measured at each financial reporting date based on future expected cash flows. This assessment and measurement is performed at the pool level and not at the individual loan level. Accordingly, decreases in expected cash flows resulting from further credit deterioration on a pool of acquired PCI loan pools as of such measurement date compared to those originally estimated are recognized by recording a provision and allowance for credit losses on PCI loans. Subsequent increases in the expected cash flows of the loans in that pool would first reduce any allowance for loan losses on PCI loans, and any excess will be accreted prospectively as a yield adjustment.

We consider our PCI loans to be performing due to the application of the yield accretion method under ASC Topic 310-30. ASC Topic 310-30 allows us to aggregate credit-impaired loans acquired in the same fiscal quarter into one or more pools, provided that the loans have common risk characteristics. A pool is then accounted for as a single asset with a single composite interest rate and an aggregate expectation of cash flows. Accordingly, loans that may have been classified as non-performing loans are no longer classified as non-performing because, at the respective dates of acquisition, we believed that we would fully collect the new carrying value of these loans. The new carrying value represents the contractual balance, reduced by the portion expected to be uncollectible (referred to as the “non-accretable difference”) and by an accretable yield (discount) that is recognized as interest income. Management’s judgment is required in reclassifying loans subject to ASC Topic 310-30 as performing loans, and is dependent on having a reasonable expectation about the timing and amount of the cash flows to be collected, even if a loan is contractually past due.

Non-Performing and Restructured Loans (excluding PCI Loans).  The table below sets forth the amounts and categories of our non-performing assets at the dates indicated.  At December 31, 2013, 2012, 2011, 2010, and 2009, we had troubled debt restructurings of $10.7 million, $19.3 million, $23.3 million, $20.0 million, and $10.7 million, respectively, which are included in the appropriate categories within non-accrual loans.  Additionally, we had $26.2 million,  $25.7 million, $18.3 million, $11.2 million, and $7.3 million of troubled debt restructurings on accrual status at December 31, 2013, 2012, 2011, 2010, and 2009, respectively, which do not appear in the table below.  Generally, the types of concessions that we make to troubled borrowers include reductions in interest rates and payment extensions and to a lesser extent interest and principal forgiveness.  At December 31, 2013,  84.2% of TDRs were commercial real estate loans, 0.29%  were construction loans, 5.6%  were multifamily loans, 4.1% were commercial and industrial loans, 1% were home equity loans, and 4.8%  were  one-to-four family residential loans.  At December 31, 2013, all $26.2 million of accruing troubled debt restructurings, and $3.1 million of the $10.7 million of non-accruing troubled debt restructurings, were performing in accordance with their restructured terms.

	At December 31,
	2013	2012	2011	2010	2009
	(Dollars in thousands)
Non-accrual loans:
Real estate loans:
Commercial	$ 12,450	$ 22,425	$ 34,659	$ 46,388	$ 28,802
One-to-four family residential	2,989	6,333	1,338	1,275	2,066
Construction and land	108	2,070	2,131	5,122	6,843
Multifamily	544	1,169	2,175	4,863	2,118
Home equity and lines of credit	1,239	1,694	1,766	181	62
Commercial and industrial loans	441	1,256	1,575	1,323	1,740
Insurance premium loans	-	-	137	129	-
Total non-accrual loans	17,771	34,947	43,781	59,281	41,631
Loans delinquent 90 days or more and still accruing:
Real estate loans:
Commercial	-	349	13	-	-
One-to-four family residential	-	270	-	1,108	-
Construction and land	-	-	-	404
Multifamily	-	-	72	-	-
Home equity and lines of credit	-	-	-	59	-
Other	32	2	-	-	-
Commercial and industrial loans	-	-	-	38	191
Total loans delinquent 90 days or more and still accruing	32	621	85	1,609	191
Total non-performing loans	17,803	35,568	43,866	60,890	41,822
Other real estate owned	634	870	3,359	171	1,938
Total non-performing assets	$ 18,437	$ 36,438	$ 47,225	$ 61,061	$ 43,760
Ratios:
Non-performing loans to total loans held-for-investment, net	1.20%	2.86%	4.08%	7.36%	5.73%
Non-performing originated loans to originated loans held-for-investment	1.18	3.34	4.45	7.36	5.73
Non-performing assets to total assets	0.68	1.30	1.99	2.72	2.19
Total assets	$ 2,702,764	$ 2,813,201	$ 2,376,918	$ 2,247,167	$ 2,002,274
Loans held-for-investment, net	$ 1,489,476	$ 1,242,982	$ 1,074,467	$ 827,591	$ 729,269

At December 31, 2013, based on contractual principal, 6.6% of PCI loans were past due 30 to 89 days, and 14.9% were past due 90 days or more.  At December 31, 2012, based on contractual principal, 5.4% of PCI loans were past due 30 to 89 days, and 11.4% were past due 90 days or more.

The table below sets forth the property types collateralizing non-accrual commercial real estate loans at December 31, 2013.

	At December 31, 2013
	Amount	Percent
	(in thousands)
Manufacturing	$ 7,052	56.64%
Office buildings	767	6.2
Restaurants	2,443	19.6
Accommodations	1,162	9.3
Other	1,026	8.2
Total	$ 12,450	100.0%

Other Real Estate Owned.  Real estate acquired by us as a result of foreclosure or by deed in lieu of foreclosure is classified as real estate owned.  On the date the property is acquired, it is recorded at the lower of cost or estimated fair value, establishing a new cost basis.  Estimated fair value generally represents the sale price a buyer would be willing to pay on the basis of current market conditions, including normal terms from other financial institutions, less the estimated costs to sell the property.  Holding costs and declines in estimated fair value result in charges to expense after acquisition.  Other real estate owned consisted of four properties with an aggregate carrying value of approximately $634,000 at December 31, 2013, as compared to $870,000 at December 31, 2012.

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

Our policies, consistent with regulatory guidelines, provide for the classification of loans and other assets that are considered to be of lesser quality as substandard, doubtful, or loss assets. An asset is considered substandard if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any.  Substandard assets include those assets characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected. Assets classified as doubtful have all of the weaknesses inherent in those classified substandard with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable. Assets (or portions of assets) classified as loss are those considered uncollectible and of such little value that their continuance as assets is not warranted. Assets that do not expose us to risk sufficient to warrant classification in one of the aforementioned categories, but which possess potential weaknesses that deserve our close attention, are designated as special mention. At December 31, 2013, classified assets, excluding loans on nonaccrual status consisted of substandard assets of $39.7 million and no doubtful or loss assets.  We also had $27.4 million of assets designated as special mention. At December 31, 2012, classified assets, excluding loans on non-accrual status, consisted of substandard assets of $38.7 million and no doubtful or loss assets.  We also had $42.4 million of assets designated as special mention.

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

At December 31, 2013, the Company had $13.3 million of accruing loans that were 30 to 89 days delinquent, as compared to $14.8 million at December 31, 2012.  The following table sets forth the total amounts of delinquencies for accruing loans that were 30 to 89 days past due by type and by amount at the dates indicated.

	December 31,
	2013	2012
	(in thousands)
Real estate loans:
Commercial	$ 4,274	$ 4,736
One- to four-family residential	5,644	5,584
Construction and land	-	159
Multifamily	2,483	2,731
Home equity and lines of credit	94	44
Commercial and industrial loans	815	1,467
Other loans	21	59
Total	$ 13,331	$ 14,780

Allowance for Loan Losses

We provide for loan losses based on the consistent application of our documented allowance for loan loss methodology. Loan losses are charged to the allowance for loans losses and recoveries are credited to it. Additions to the allowance for loan losses are provided by charges against income based on various factors which, in our judgment, deserve current recognition in estimating probable losses inherent in the portfolio. We regularly review the loan portfolio and make adjustments as necessary in order to maintain the allowance for loan losses in accordance with U.S. GAAP. The allowance for loan losses consists primarily of the following two components:

(1) Specific allowances are established for impaired loans excluding PCI loans (generally defined by the Company as non-accrual loans with an outstanding balance of $500,000 or greater and all loans restructured in troubled debt restructurings).  The amount of impairment, if any, provided for as a specific reserve determined by the deficiency, if any, between the present value of expected future cash flows discounted at the original loan’s effective interest rate or the underlying collateral value (less estimated costs to sell) if the loan is collateral dependent, and the carrying value of the loan.  Impaired loans that have no impairment losses are not considered for general allowances described below. Generally, the Company charges down a loan to the estimated fair value of the underlying collateral, less costs to sell for collateral dependent loans and, if necessary, maintains a specific reserve in the allowance for loan losses related to cash flow dependent impaired loans where the present value of the expected future cash flows, discounted at the loan’s original contractual interest rate is less than the carrying value of the loan unless management determines that such shortfall should be charged off.

(2) General allowances are established for loan losses on a portfolio basis for originated loans that do not meet the definition of impaired.  The portfolio is grouped into similar risk characteristics, primarily loan type, loan-to-value, if collateral dependent, and internal credit risk ratings.  We apply an estimated loss rate to each loan group.  The loss rates applied are based on our cumulative prior two year net loss experience adjusted, as appropriate, for the environmental factors discussed below.  This evaluation is inherently subjective, as it requires material estimates that may be susceptible to significant revisions based upon changes in economic and real estate market conditions.  Actual loan losses may be significantly more than the allowance for loan losses we have established, which could have a material negative effect on our financial results.  Within general allowances is an unallocated reserve established to recognize losses related to the inherent subjective nature of the appraisal process and the internal credit risk rating process.

The adjustments to our loss experience are based on our evaluation of several environmental factors, including:

●

changes in local, regional, national, and international economic and business conditions and developments that affect the collectability of our portfolio, including the condition of various market segments;

●	changes in the nature and volume of our portfolio and in the terms of our loans;

●	changes in the experience, ability, and depth of lending management and other relevant staff;

●	changes in the volume and severity of past due loans, the volume of non-accrual loans, and the volume and severity of adversely classified or graded loans;

●	changes in the quality of our loan review system;

●	changes in the value of underlying collateral for collateral-dependent loans;

●	the existence and effect of any concentrations of credit, and changes in the level of such concentrations; and

●	the effect of other external factors such as competition and legal and regulatory requirements on the level of estimated credit losses in our existing portfolio.

In evaluating the estimated loss factors to be utilized for each loan group, management also reviews actual loss history over an extended period of time as reported by the Federal Deposit Insurance Corporation for institutions both nationally and in our market area for periods that are believed to have been under similar economic conditions.

We evaluate the allowance for loan losses based on the combined total of the impaired and general components. Generally when the loan portfolio increases, absent other factors, our allowance for loan loss methodology results in a higher dollar amount of estimated probable losses.  Conversely, when the loan portfolio decreases, absent other factors, our allowance for loan loss methodology results in a lower dollar amount of estimated probable losses.

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

Each quarter we evaluate the allowance for loan losses and adjust the allowance as appropriate through a provision or recovery for loan losses. While we use the best information available to make evaluations, future adjustments to the allowance may be necessary if conditions differ substantially from the information used in making the evaluations. In addition, as an integral part of their examination process, the Office of the Comptroller of the Currency will periodically review the allowance for loan losses. The Office of the Comptroller of the Currency may require us to adjust the allowance based on their analysis of information available to them at the time of their examination. Our last completed Safety and Soundness regulatory examination was as of September 30, 2013.

The following table sets forth activity in our allowance for loan losses for the years indicated.

	At or For the Years Ended December 31,
	2013	2012	2011	2010	2009
	(Dollars in thousands)
Balance at beginning of year	$ 26,424	$ 26,836	$ 21,819	$ 15,414	$ 8,778
Charge-offs:
Commercial real estate	(1,208)	(1,828)	(5,398)	(987)	(1,348)
One- to four-family residential	(414)	(1,300)	(101)	-	(63)
Construction and land	-	(43)	(693)	(443)	(686)
Multifamily	(657)	(729)	(718)	(2,132)	(164)
Insurance premium finance loans	-	(198)	(70)	(101)	-
Commercial and industrial	(379)	(90)	(638)	(36)	(141)
Home equity and lines of credit	(491)	(2)	(62)	-	-
Other	(25)	(3)	-	-	-
Total charge-offs	(3,174)	(4,193)	(7,680)	(3,699)	(2,402)
Recoveries:
Commercial real estate	1	107	55	-	-
Construction and land	567	-	-	-	-
Multifamily	18	9	-	-	-
Commercial and industrial	201	86	23	-	-
Insurance premium finance loans	-	18	30	20	-
Other	73	25	-	-	-
Total recoveries	860	245	108	20	-
Net (charge-offs) recoveries	(2,314)	(3,948)	(7,572)	(3,679)	(2,402)
Provision for loan losses	1,927	3,536	12,589	10,084	9,038
Balance at end of year	$ 26,037	$ 26,424	$ 26,836	$ 21,819	$ 15,414
Ratios:
Net charge-offs to average loans outstanding	0.17%	0.36%	0.78%	0.47%	0.37%
Allowance for loan losses to non-performing loans held-for- investment at end of year	150.23	87.73	66.40	35.83	36.86
Allowance for loan losses to originated loans held-for- investment, net at end of year	1.93	2.48	2.72	2.64	2.11
Allowance for loan losses to total loans held-for- investment at end of year	1.75	2.13	2.50	2.64	2.11

At December 31, 2013 and 2012, the allowance for loan losses related to PCI loans was $588,000 and $236,000, respectively.  Loans held-for-sale are excluded from the allowance for loan losses coverage ratios in the table above.

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

	At December 31,
	2013		2012		2011
	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
Real estate loans:
Commercial	$ 12,619	22.89%	$ 14,480	25.43%	$ 15,180	30.48%
One-to-four family residential	875	4.36	623	5.22	967	6.77
Construction and land	205	0.95	994	1.87	1,189	2.19
Multifamily	9,374	58.61	7,086	49.18	6,772	42.72
Home equity and lines of credit	860	3.11	623	2.71	418	2.76
Commercial and industrial	425	0.68	1,160	1.19	975	1.18
Insurance premium loans	-	-	3	-	186	5.51
Purchase credit-impaired (PCI) loans	588	4.00	236	6.07	-	8.25
Loans Acquired	-	-	-	-	-	-
Other	67	5.39	18	8.33	40	0.14
Total allocated allowance	25,013	100.00%	25,223	100.00%	25,727	100.00%
Unallocated	1,024		1,201		1,109
Total	$ 26,037		$ 26,424		$ 26,836

	At December 31,
	2010		2009
	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
Real estate loans:
Commercial	$ 12,654	41.04%	$ 8,403	44.99%
One-to-four family residential	570	9.44	163	12.48
Construction and land	1,855	4.24	2,409	6.11
Multifamily	5,137	34.30	1,866	24.48
Home equity and lines of credit	242	3.40	210	3.58
Commercial and industrial	719	2.06	1,877	2.64
Insurance premium finance loans	-	-	101	5.54
Purchase credit-impaired (PCI) loans	111	5.39	-	-
Loans Acquired	-	-	-	-
Other	28	0.13	34	0.18
Total allocated allowance	21,316	100.00%	15,063	100.00%
Unallocated	503		351
Total	$ 21,819		$ 15,414

Investments

We conduct securities portfolio transactions in accordance with our board approved investment policy which is reviewed at least annually by the risk committee of the board of directors. Any changes to the policy are subject to ratification by the full board of directors. This policy dictates that investment decisions give consideration to the safety of the investment, liquidity requirements, potential returns, the ability to provide collateral for pledging requirements, and consistency with our interest rate risk management strategy. Our Chief Investment Officer executes our securities portfolio transactions, within policy requirements, with the approval of either the Chief Executive Officer or the President.  NSB Services Corp.’s and NSB Realty Trust’s investment officers execute security portfolio transactions in accordance with investment policies that substantially mirror Northfield Bank’s investment policy. All purchase and sale transactions are reviewed by the risk committee at least quarterly.

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

Northfield Bank’s investment policy does not permit investment in preferred and common stock of other entities including U.S. Government sponsored enterprises, other than our required investment in the common stock of the Federal Home Loan Bank of New York or as permitted for community reinvestment purposes or for the purposes of funding the Bank’s deferred compensation plan. Northfield Bancorp, Inc. may invest in equity securities of other financial institutions up to certain limitations. As of December 31, 2013, we held no asset-backed securities other than mortgage-backed securities.  Our board of directors may change these limitations in the future.

Our current investment policy does not permit hedging through the use of such instruments as financial futures or interest rate options and swaps.

At the time of purchase, we designate a security as either held-to-maturity, available-for-sale, or trading, based upon our ability and intent to hold such securities.  Trading securities and securities available-for-sale are reported at estimated fair value, and securities held-to-maturity are reported at amortized cost. A periodic review and evaluation of the available-for-sale and held-to-maturity securities portfolios is conducted to determine if the estimated fair value of any security has declined below its carrying value and whether such impairment is other-than-temporary. If such impairment is deemed to be other-than-temporary, the security is written down to a new cost basis and the resulting loss is charged against earnings. The estimated fair values of our securities are obtained from an independent nationally recognized pricing service (see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” for further discussion). At December 31, 2013, our investment portfolio consisted primarily of mortgage-backed securities guaranteed by GSEs and to a lesser extent private label mortgage-backed securities, mutual funds and corporate debt securities. The market for these securities primarily consists of other financial institutions, insurance companies, real estate investment trusts, and mutual funds.

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

At December 31, 2013, our corporate bond portfolio consisted of investment-grade securities with remaining maturities generally shorter than three years. Our investment policy provides that we may invest up to 15% of our tier-one risk-based capital in corporate bonds from individual issuers which, at the time of purchase, are within the three highest investment-grade ratings from Standard & Poor’s or Moody’s. The maturity of these bonds may not exceed 10 years, and there is no aggregate limit for this security type. Corporate bonds from individual issuers with investment-grade ratings, at the time of purchase, below the top three ratings are limited to the lesser of 1% of our total assets or 15% of our tier-one risk-based capital, and must have a maturity of less than one year. Aggregate holdings of this security type cannot exceed 5% of our total assets. Additionally, at the time of purchase, management performs due diligence to conclude that the security meets the regulatory standard for investment-grade. Bonds that subsequently experience a decline in credit rating below investment grade are monitored at least quarterly.

The following table sets forth the amortized cost and estimated fair value of our available-for-sale and held-to-maturity securities portfolios (excluding Federal Home Loan Bank of New York common stock) at the dates indicated.  As of December 31, 2013, 2012, and 2011, we also had a trading portfolio with a market value of $6.0 million, $4.7 million, and $4.1 million, respectively, consisting of mutual funds quoted in actively traded markets.  These securities are utilized to fund non-qualified deferred compensation obligations.

	At December 31,
	2013		2012		2011
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(In thousands)
Securities available-for-sale:
Mortgage-backed securities:
Pass-through certificates:
GSEs	$ 366,884	$ 370,344	$ 456,441	$ 479,338	$ 490,184	$ 514,893
Non-GSEs	-	-	-	-	8,770	7,515
REMICs:
GSEs	497,575	485,227	694,087	701,117	426,362	430,889
Non-GSEs	4,474	4,552	7,543	7,776	31,114	32,936
Equity investments(1)	510	510	12,998	12,998	11,787	11,835
Corporate bonds	76,491	76,452	73,708	74,402	100,922	100,657
Total securities available-for-sale	$ 945,934	$ 937,085	$ 1,244,777	$ 1,275,631	$ 1,069,139	$ 1,098,725

(1) Mutual funds

The following table sets forth the amortized cost and estimated fair value of securities as of December 31, 2013, that exceeded 10% of our stockholders’ equity as of that date.

At December 31, 2013
	Amortized Cost	Estimated Fair Value
(in thousands)
Mortgage-backed securities:
Freddie Mac	$ 423,262	$ 417,728
Fannie Mae	$ 424,234	$ 421,366

Portfolio Maturities and Yields.  The composition and maturities of the investment securities portfolio at December 31, 2013, are summarized in the following table.  Maturities are based on the final contractual payment dates, and do not reflect the effect of scheduled principal repayments, prepayments, or early redemptions that may occur.  All of our securities at December 31, 2013, were taxable securities.

	One Year or Less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield
	(Dollars in thousands)
Securities available-for-sale:
Mortgage-backed securities:
Pass-through certificates:
GSEs	$ -	0.00%	$ 18,591	4.27%	$ 141,574	3.07%	$ 206,719	2.57%	$ 366,884	$ 370,344	2.85%
REMICs:
GSEs	-	0.00%	2,992	1.51%	83,530	2.02%	411,053	1.71%	497,575	485,227	1.76%
Non-GSEs	-	0.00%	4,007	3.92%	-	0.00%	467	0.57%	4,474	4,552	3.57%
Equity investments	510	0.01%	-	0.00%	-	0.00%	-	0.00%	510	510	0.01%
Corporate bonds	-	0.00%	76,491	0.82%	-	0.00%	-	0.00%	76,491	76,452	0.82%
Total securities available-for-sale	$ 510	0.01%	$ 102,081	1.59%	$ 225,104	2.68%	$ 618,239	2.00%	$ 945,934	$ 937,085	2.11%

Sources of Funds

General.  Deposits traditionally have been our primary source of funds for our securities and lending activities. We also borrow from the Federal Home Loan Bank of New York and other financial institutions to supplement cash flow needs, to manage the maturities of liabilities for interest rate and investment risk management purposes, and to manage our cost of funds. Our additional sources of funds are the proceeds of loan sales, scheduled loan and investment payments, maturing investments, loan prepayments, brokered deposits, and retained income on other earning assets.

Deposits.  We accept deposits primarily from the areas in which our offices are located. We rely on our convenient locations, customer service, and competitive products and pricing to attract and retain deposits. We offer a variety of deposit accounts with a range of interest rates and terms. Our deposit accounts consist of transaction accounts (NOW and non-interest bearing checking accounts), savings accounts (money market, passbook, and statement savings), and certificates of deposit, including individual retirement accounts. We accept brokered deposits when it is deemed cost effective. At December 31, 2013 and 2012, we had brokered deposits totaling $695,000 and  $664,000, respectively.

Interest rates offered generally are established weekly, while maturity terms, service fees, and withdrawal penalties are reviewed on a periodic basis. Deposit rates and terms are based primarily on current operating strategies, market interest rates, and liquidity requirements.

At December 31, 2013, we had a total of $307.9 million in certificates of deposit, of which $215.7 million had remaining maturities of one year or less.

The following tables set forth the distribution of our average total deposit accounts, by account type, for the periods indicated.

	For the Year Ended December 31,
	2013			2012			2011
	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate
	(Dollars in thousands)
Non-interest bearing demand	$ 222,832	14.14%	0.00%	$ 173,854	11.06%	0.00%	$ 131,224	9.12%	0.00%
NOW	114,702	7.28	0.39	97,224	6.19	0.65	80,487	5.59	1.00
Money market accounts	471,220	29.90	0.32	438,151	27.89	0.59	352,111	24.47	0.80
Savings	396,903	25.18	0.17	381,835	24.30	0.24	308,532	21.44	0.33
Certificates of deposit	370,351	23.50	1.04	480,194	30.56	1.17	566,619	39.38	1.34
Total deposits	$ 1,576,008	100.00%	0.41%	$ 1,571,258	100.00%	0.63%	$ 1,438,973	100.00%	0.85%

As of December 31, 2013, the aggregate amount of our outstanding certificates of deposit in amounts greater than or equal to $100,000 was $135.7 million.  The following table sets forth the maturity of these certificates at December 31, 2013.

At
December 31, 2013
(In thousands)
Three months or less	$ 25,194
Over three months through six months	24,961
Over six months through one year	38,216
Over one year to three years	45,167
Over three years	2,189
Total	$ 135,727

Borrowings.  Our borrowings consist primarily of securities sold under agreements to repurchase (repurchase agreements) with third-party financial institutions, as well as advances from the Federal Home Loan Bank of New York and the Federal Reserve Bank.  As of December 31, 2013, our repurchase agreements totaled $181.0 million, or 9.1% of total liabilities, capitalized lease obligations totaled $1.2 million, or 0.06% of total liabilities, floating rate advances totaled $2.5 million, or 0.12% of total liabilities, and our Federal Home Loan Bank advances totaled $285.7 million, or 7.8% of total liabilities.  At December 31, 2013,  the Company had the ability to obtain additional funding from the Federal Home Loan Bank of New York (the “FHLB”) and Federal Reserve Bank discount window of approximately $797.3 million, utilizing unencumbered securities of $537.4 million and multifamily loans of $343.0 million.  Repurchase agreements are primarily secured by mortgage-backed securities.  Advances from the Federal Home Loan Bank of New York are secured by our investment in the common stock of the Federal Home Loan Bank of New York as well as by pledged mortgage-backed securities.

The following table sets forth information concerning balances and interest rates on our borrowings at and for the years indicated:

	At or For the Years Ended December 31,
	2013	2012	2011
	(Dollars in thousands)
Balance at end of year	$ 470,325	$ 419,122	$ 481,934
Average balance during year	$ 429,332	$ 484,687	$ 476,413
Maximum outstanding at any month end	$ 492,181	$ 523,768	$ 535,447
Weighted average interest rate at end of year	2.08%	2.58%	2.64%
Average interest rate during year	2.43%	2.64%	2.76%

Employees

As of December 31, 2013, we had 287 full-time employees and 39 part-time employees.  Our employees are not represented by any collective bargaining group.  Management believes that we have a good working relationship with our employees.

Subsidiary Activities

Northfield-Bancorp, Inc. owns 100% of Northfield Investments, Inc., an inactive New Jersey investment company, and 100% of Northfield Bank.  Northfield Bank owns 100% of NSB Services Corp., a Delaware corporation, which in turn owns 100% of the voting common stock of NSB Realty Trust. NSB Realty Trust is a Maryland real estate investment trust that holds mortgage loans, mortgage-backed securities and other investments. These entities enable us to segregate certain assets for management purposes, and promote our ability to raise regulatory capital in the future through the sale of preferred stock or other capital-enhancing securities or borrow against assets or stock of these entities for liquidity purposes. At December 31, 2013, Northfield Bank’s investment in NSB Services Corp. was $637.7 million, and NSB Services Corp. had assets of $637.8 million and liabilities of $106,000 at that date. At December 31, 2013, NSB Services Corp.’s investment in NSB Realty Trust was $643.3 million, and NSB Realty Trust had $643.4 million in assets, and liabilities of $14,000 at that date. NSB Insurance Agency, Inc. is a New York corporation that receives nominal commissions from the sale of life insurance by employees of Northfield Bank. At December 31, 2013, Northfield Bank’s investment in NSB Insurance Agency was approximately $1,000.

Legal Proceedings

In the normal course of business, we may be party to various outstanding legal proceedings and claims. In the opinion of management, the consolidated financial statements will not be materially affected by the outcome of such legal proceedings and claims as of December 31, 2013.

Expense and Tax Allocation Agreements

Northfield Bank entered into an agreement with Northfield-Bancorp, Inc. to provide it with certain administrative support services, whereby Northfield Bank will be compensated at not less than the fair market value of the services provided.  In addition, Northfield Bank and Northfield Bancorp, Inc. entered into an agreement to establish a method for allocating and for reimbursing the payment of their consolidated tax liability.

Properties

We operate from our corporate office located at 581 Main Street, Woodbridge, New Jersey and our additional 29 branch offices located in New York and New Jersey, and our commercial loan center in Brooklyn, NY.  Our branch offices are located in the New York counties of Richmond, and Kings and the New Jersey counties of Middlesex and Union.  The net book value of our premises, land, and equipment was $29.1 million at December 31, 2013.

SUPERVISION AND REGULATION

General

Northfield Bank is a federally chartered savings bank that is regulated, examined and supervised by the Office of the Comptroller of the Currency and the Federal Deposit Insurance Corporation. This regulation and supervision establishes a comprehensive framework of activities in which an institution may engage and is intended primarily for the protection of the Federal Deposit Insurance Corporation’s deposit insurance fund and depositors, and not for the protection of security holders. Under this system of federal regulation, financial institutions are periodically examined to ensure that they satisfy applicable standards with respect to their capital adequacy, assets, management, earnings, liquidity and sensitivity to market interest rates. Northfield Bank also is regulated to a lesser extent by the Federal Reserve Board, governing reserves to be maintained against deposits and other matters, including payments of dividends and the repurchase of shares of common stock. The Office of the Comptroller of the Currency examines Northfield Bank and prepares reports for the consideration of its board of directors on any operating deficiencies. Northfield Bank’s relationship with its depositors and borrowers also is regulated to a great extent by federal law and, to a much lesser extent, state law, especially in matters concerning the ownership of deposit accounts and the form and content of Northfield Bank’s loan documents. Northfield Bank is also a member of and owns stock in the Federal Home Loan Bank of New York, which is one of the twelve regional banks in the Federal Home Loan Bank System.

As a savings and loan holding company, Northfield Bancorp, Inc. is required to comply with the rules and regulations of the Federal Reserve Board.  It is required to file certain reports with and is subject to examination by and the enforcement authority of the Federal Reserve Board. Northfield Bancorp, Inc. is also subject to the rules and regulations of the Securities and Exchange Commission under the federal securities laws.

Any change in applicable laws or regulations, whether by the Federal Deposit Insurance Corporation, the Office of the Comptroller of the Currency, the Federal Reserve Board, or Congress, could have a material adverse effect on Northfield Bancorp, Inc. and Northfield Bank and their operations.

Set forth below is a brief description of material regulatory requirements that are or will be applicable to Northfield Bank and Northfield Bancorp, Inc. The description is limited to certain material aspects of the statutes and regulations addressed and is not intended to be a complete description of such statutes and regulations and their effects on Northfield Bank and Northfield Bancorp, Inc.

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

The Dodd-Frank Act also broadened the base for Federal Deposit Insurance Corporation assessments for deposit insurance, permanently increased the maximum amount of deposit insurance to $250,000 per depositor.  The legislation also, among other things, requires originators of certain securitized loans to retain a portion of the credit risk, stipulates regulatory rate-setting for certain debit card interchange fees, repealed restrictions on the payment of interest on commercial demand deposits and contains a number of reforms related to mortgage originations. The Dodd-Frank Act increased shareholder influence over boards of directors by requiring companies to give shareholders a non-binding vote on executive compensation and so-called “golden parachute” payments. The legislation also directs the Federal Reserve Board to promulgate rules prohibiting excessive compensation paid to company executives, regardless of whether the company is publicly traded or not.

Many of the provisions of the Dodd-Frank Act are subject to delayed effective dates and/or require the issuance of implementing regulations. Their effect on operations cannot yet be assessed fully.  However, there is a significant possibility that the Dodd-Frank Act will, in the long run, increase regulatory burden, compliance costs and interest expense for Northfield Bank and Northfield Bancorp, Inc.

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

Loans-to-One-Borrower

We generally may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of Northfield Bank’s unimpaired capital and unimpaired surplus. An additional amount may be lent, equal to 10% of unimpaired capital and unimpaired surplus, if the loan is secured by readily marketable collateral, which is defined to include certain financial instruments and bullion, but generally does not include real estate. As of December 31, 2013, we were in compliance with our loans-to-one-borrower limitations.

Qualified Thrift Lender Test

Northfield Bank is required to satisfy a qualified thrift lender (“QTL”) test, under which we either must qualify as a “domestic building and loan” association as defined by the Internal Revenue Code or maintain at least 65% of our “portfolio assets” in “qualified thrift investments.” “Qualified thrift investments” consist primarily of residential mortgages and related investments, including mortgage-backed and related securities. “Portfolio assets” generally mean total assets less specified liquid assets up to 20% of total assets, goodwill and other intangible assets and the value of property used to conduct business. A savings institution that fails the qualified thrift lender test must operate under specified restrictions. The Dodd-Frank Act made noncompliance with the QTL test also subject to agency enforcement action for a violation of law. As of December 31, 2013, we maintained 81.6% of our portfolio assets in qualified thrift investments and, therefore, we met the qualified thrift lender test.

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

Capital Requirements

Federal regulations require savings institutions to meet three minimum capital standards: a 1.5% tangible capital ratio, a 4% leverage ratio (3% for institutions receiving the highest rating on the CAMELS  (capital adequacy, asset quality, management capability, earnings, liquidity, and sensitivity to market risk) rating system and an 8% risk-based capital ratio.  In addition, the prompt corrective action standards discussed below also establish, in effect, a minimum 2% tangible capital standard, a 4% leverage ratio (3% for institutions receiving the highest rating on the CAMELS financial institution rating system) and, together with the risk-based capital standard itself, a 4% Tier 1 risk-based capital standard. Federal regulations also require that in meeting the tangible, leverage and risk-based capital standards, institutions must generally deduct investments in and loans to subsidiaries engaged in activities as principal that are not permissible for a national bank.

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

In July 2013, the Office of the Comptroller of the Currency and the other federal bank regulatory agencies issued a final rule that will revise their leverage and risk-based capital requirements and the method for calculating risk-weighted assets to make them consistent with agreements that were reached by the Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Act.  Among other things, the rule establishes a new common equity Tier 1 minimum capital requirement (4.5% of risk-weighted assets), increases the minimum Tier 1 capital to risk-based assets requirement (from 4% to 6% of risk-weighted assets) and assigns a higher risk weight (150%) to exposures that are more than 90 days past due or are on nonaccrual status and to certain commercial real estate facilities that finance the acquisition, development or construction of real property.  The final rule also requires unrealized gains and losses on certain “available-for-sale” securities holdings to be included for purposes of calculating regulatory capital requirements unless a one-time opt-in or opt-out is exercised.  The rule limits a banking organization’s capital distributions and certain discretionary bonus payments to executive officers if the banking organization does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets in addition to the amount necessary to meet its minimum risk-based capital requirements.  The final rule also implements the Dodd-Frank Act’s directive to apply to savings and loan holding companies consolidated capital requirements that are not less stringent than those applicable to their subsidiary institutions.  The final rule is effective January 1, 2015.  The “capital conservation buffer” will be phased in from January 1, 2016 to January 1, 2019, when the full capital conservation buffer will be effective.

At December 31, 2013, Northfield Bank met each of its capital requirements.

Prompt Corrective Regulatory Action

Under federal Prompt Corrective Action rules, the Office of the Comptroller of the Currency is required to take supervisory actions against undercapitalized savings institutions under its jurisdiction, the severity of which depends upon the institution’s level of capital. A savings institution that has total risk-based capital of less than 8% or a leverage ratio or a Tier 1 risk-based capital ratio that generally is less than 4% is considered to be undercapitalized. A savings institution that has total risk-based capital less than 6%, a Tier 1 core risk-based capital ratio of less than 3% or a leverage ratio that is less than 3% is considered to be “significantly undercapitalized.” A savings institution that has a tangible capital to assets ratio equal to or less than 2% is deemed to be “critically undercapitalized.”

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

In connection with the final capital rule described earlier, the federal banking agencies have adopted revisions, effective January 1, 2015, to the prompt corrective action framework.  Under the revised prompt corrective action requirements, insured depository institutions would be required to meet the following in order to qualify as “well capitalized:”  (1) a common equity Tier 1 risk-based capital ratio of 6.5%; (2) a Tier 1 risk-based capital ratio of 8% (increased from 6%); (3) a total risk-based capital ratio of 10% (unchanged from current rules) and (4) a Tier 1 leverage ratio of 5% (unchanged from the current rules).

Capital Distributions

Federal regulations restrict capital distributions by savings institutions, which include cash dividends, stock repurchases and other transactions charged to the capital account of a savings institution. A federal savings institution must file an application with the Office of the Comptroller of the Currency for approval of the capital distribution if:

●

the total capital distributions for the applicable calendar year exceeds the sum of the institution’s net income for that year to date plus the institution’s retained net income for the preceding two years that is still available for dividend;

●	the institution would not be at least adequately capitalized following the distribution;

●	the distribution would violate any applicable statute, regulation, agreement or written regulatory condition; or

●

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

Transactions with Related Parties

A savings institution’s authority to engage in transactions with related parties or “affiliates” is limited by Sections 23A and 23B of the Federal Reserve Act and its implementing regulation, Federal Reserve Board Regulation W. The term “affiliate” generally means any company that controls or is under common control with an institution, including Northfield Bancorp, Inc. and its non-savings institution subsidiaries. Applicable law limits the aggregate amount of “covered” transactions with any individual affiliate, including loans to the affiliate, to 10% of the capital and surplus of the savings institution. The aggregate amount of covered transactions with all affiliates is limited to 20% of the savings institution’s capital and surplus. Certain covered transactions with affiliates, such as loans to or guarantees issued on behalf of affiliates, are required to be secured by specified amounts of collateral. Purchasing low quality assets from affiliates is generally prohibited. Regulation W also provides that transactions with affiliates, including covered transactions, must be on terms and under circumstances, including credit standards, that are substantially the same or at least as favorable to the institution as those prevailing at the time for comparable transactions with non-affiliated companies. In addition, savings institutions are prohibited by law from lending to any affiliate that is engaged in activities that are not permissible for bank holding companies and no savings institution may purchase the securities of any affiliate other than a subsidiary.

Our authority to extend credit to executive officers, directors and 10% or greater shareholders (“insiders”), as well as entities controlled by these persons, is governed by Sections 22(g) and 22(h) of the Federal Reserve Act and its implementing regulation, Federal Reserve Board Regulation O. Among other things, loans to insiders must be made on terms substantially the same as those offered to unaffiliated individuals and not involve more than the normal risk of repayment. There is an exception for bank-wide lending programs that do not discriminate in favor of insiders. Regulation O also places individual and aggregate limits on the amount of loans that may be made to insiders based, in part, on the institution’s capital position, and requires that certain prior board approval procedures be followed. Extensions of credit to executive officers are subject to additional restrictions on the types and amounts of loans that may be made. At December 31, 2013, we were in compliance with these regulations.

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

Deposit Insurance

Northfield Bank is a member of the Deposit Insurance Fund, which is administered by the Federal Deposit Insurance Corporation. Deposit accounts in Northfield Bank are insured up to a maximum of $250,000 for each separately insured depositor by  the Federal Deposit Insurance Corporation.

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

In addition to the Federal Deposit Insurance Corporation assessments, the Financing Corporation is authorized to impose and collect, through the Federal Deposit Insurance Corporation, assessments for anticipated payments, issuance costs and custodial fees on bonds issued by the Financing Corporation in the 1980s to recapitalize the former Federal Savings and Loan Insurance Corporation. The bonds issued by the Financing Corporation are due to mature in 2017 through 2019. For the quarter ended December 31, 2013, the annualized Financing Corporation assessment was equal to 0.62 basis points of total quarterly average assets less quarterly average tangible capital.

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

●	Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;

●

Real Estate Settlement Procedures Act, requiring that borrowers for mortgage loans for one-to-four family residential real estate receive various disclosures, including good faith estimates of settlement costs, lender servicing and escrow account practices, and prohibiting certain practices that increase the cost of settlement services;

●

Home Mortgage Disclosure Act, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

●	Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;

●	Fair Credit Reporting Act, governing the use and provision of information to credit reporting agencies;

●	Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies;

●	Truth in Savings Act; and

●	Rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws.

The operations of Northfield Bank also are subject to the:

●

Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records;

●

Electronic Funds Transfer Act, which governs automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services;

●

Check Clearing for the 21st Century Act (also known as “Check 21”), which gives “substitute checks,” such as digital check images and copies made from that image, the same legal standing as the original paper check;

●

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

●

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

Holding Company Regulation

Northfield Bancorp, Inc. is a unitary savings and loan holding company subject to regulation and supervision by the Federal Reserve Board.  The Federal Reserve Board has enforcement authority over Northfield Bancorp, Inc. and its non-savings institution subsidiaries.  Among other things, that authority permits the Federal Reserve Board to restrict or prohibit activities that are determined to be a risk to Northfield Bank.

As a savings and loan holding company, Northfield Bancorp, Inc. activities are limited to those activities permissible by law for financial holding companies or multiple savings and loan holding companies.  A financial holding company may engage in activities that are financial in nature, incidental to financial activities or complementary to a financial activity. Such activities include lending and other activities permitted for bank holding companies, insurance and underwriting equity securities. The Dodd-Frank Act added that any savings and loan holding company that engages in activities that are solely permissible for a financial holding company must meet the qualitative requirements for a bank holding company to be a financial holding company and conduct the activities in accordance with the requirements that would apply to a financial holding company’s conduct of the activity.

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

Savings and loan holding companies have not historically been subjected to consolidated regulatory capital requirements. However, the Dodd-Frank Act requires the Federal Reserve Board to set for all depository institution holding companies minimum consolidated capital levels that are as stringent as those required for the insured depository subsidiaries. The previously discussed final rule regarding regulatory capital requirements implements the Dodd-Frank Act as to savings and loan holding companies.  Consolidated regulatory capital requirements identical to those applicable to the subsidiary depository institutions will apply to savings and loan holding companies as of January 1, 2015.  As is the case with institutions themselves, the capital conservation buffer will be phased in between 2016 and 2019.The Dodd-Frank Act extended the “source of strength” doctrine to savings and loan holding companies. The Federal Reserve Board has issued regulations implementing the “source of strength” policy that requires holding companies act as a source of strength to their subsidiary depository institutions by providing capital, liquidity, and other support in times of financial stress.

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

Federal Securities Laws

Northfield Bancorp, Inc.’s common stock is registered with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended.   Northfield Bancorp, Inc. is subject to the information, proxy solicitation, insider trading restrictions, and other requirements under the Securities Exchange Act of 1934.

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

Change in Control Regulations

Under the Change in Bank Control Act, no person may acquire control of a savings and loan holding company such as Northfield Bancorp, Inc. unless the Federal Reserve Board has been given 60 days prior written notice and has not issued a notice disapproving the proposed acquisition, taking into consideration certain factors, including the financial and managerial resources of the acquirer and the competitive effects of the acquisition.  Control, as defined under federal law, means ownership, control of or holding irrevocable proxies representing more than 25% of any class of voting stock, control in any manner of the election of a majority of the institution’s directors, or a determination by the regulator that the acquirer has the power to direct, or directly or indirectly to exercise a controlling influence over, the management or policies of the institution. Acquisition of more than 10% of any class of a savings and loan holding company’s voting stock constitutes a rebuttable determination of control under the regulations under certain circumstances including where, as is the case with Northfield Bancorp, Inc., the issuer has registered securities under Section 12 of the Securities Exchange Act of 1934.

In addition, federal regulations provide that no company may acquire control of a savings and loan holding company without the prior approval of the Federal Reserve Board. Any company that acquires such control becomes a “savings and loan holding company” subject to registration, examination and regulation by the Federal Reserve Board.

TAXATION

Federal Taxation

General.    Northfield Bank and Northfield Bancorp, Inc. are subject to federal income taxation in the same general manner as other corporations, with some exceptions discussed below.  The following discussion of federal taxation is intended only to summarize certain pertinent federal income tax matters and is not a comprehensive description of the tax rules applicable to Northfield Bancorp, Inc. or Northfield Bank.

Northfield-Federal’s consolidated federal tax returns are currently under audit for the tax years of 2009 and 2010.

Method of Accounting.    For federal income tax purposes, Northfield Bancorp, Inc. currently reports its income and expenses on the accrual method of accounting and uses a tax year ending December 31 for filing its federal and state income tax returns.

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

Northfield Bancorp, Inc. is required to use the specific charge off method to account for tax bad debt deductions.

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

At December 31, 2013, the total federal pre-base year bad debt reserve of Northfield Bank was approximately $5.9 million.

Alternative Minimum Tax.    The Internal Revenue Code of 1986, as amended, imposes an alternative minimum tax at a rate of 20% on a base of regular taxable income plus certain tax preferences, less any available exemption. The alternative minimum tax is imposed to the extent it exceeds the regular income tax. Net operating losses can offset no more than 90% of alternative taxable income. Certain payments of alternative minimum tax may be used as credits against regular tax liabilities in future years. Northfield Bancorp, Inc.’s consolidated group has not been subject to the alternative minimum tax and has no such amounts available as credits for carryover.

Net Operating Loss Carryovers. A financial institution may carry back net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years. At December 31, 2013, Northfield Bancorp, Inc.’s consolidated group had no net operating loss carryforwards for federal income tax purposes.

Corporate Dividends-Received Deduction.    Northfield Bancorp, Inc. may exclude from its federal taxable income 100% of dividends received from Northfield Bank as a wholly-owned subsidiary by filing consolidated tax returns.  The corporate dividends-received deduction is 80% when the corporation receiving the dividend owns at least 20% of the stock of the distributing corporation. The dividends-received deduction is 70% when the corporation receiving the dividend owns less than 20% of the distributing corporation.

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

Northfield Bancorp, Inc. and Northfield Bank file New Jersey Corporation Business Tax returns on a calendar year basis.  Generally, the income derived from New Jersey sources is subject to New Jersey tax. Northfield-Delaware and Northfield Bank pay the greater of the corporate business tax at 9% of taxable income or the minimum tax of $1,200 per entity.

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

As a Delaware business corporation, Northfield Bancorp, Inc. is required to file an annual report with and pay franchise taxes to the state of Delaware.

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

Our current business strategy is to continue to emphasize multifamily loans and to a lesser extent commercial real estate loans. At December 31, 2013, $1.2 billion, or 89.6% of our originated total loan portfolio held-for-investment, consisted of multifamily and commercial real estate loans.

These types of loans generally expose a lender to greater risk of non-payment and loss than one-to-four family residential mortgage loans because repayment of the loans often depends on the successful operation of the properties and the income stream of the borrowers. Such loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to one-

to-four family residential mortgage loans. Also, many of our borrowers have more than one of these types of loans outstanding. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss compared to an adverse development with respect to a one-to-four family residential real estate loan.

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

Our net loan portfolio has grown to $1.46 billion at December 31, 2013, from $581.2 million at December 31, 2008. A large portion of this increase is due to increases in multifamily real estate loans. It is difficult to assess the future performance of these recently originated loans because our relatively limited experience in multifamily lending does not provide us with a significant payment history from which to judge future collectability, especially in the current weak economic environment. These loans may experience higher delinquency or charge-off levels than our historical loan portfolio experience, which could adversely affect our future performance.

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

Because most of our borrowers are located in the New York metropolitan area, a prolonged downturn in the local economy, or a decline in local real estate values, could cause an increase in non-performing loans or a decrease in loan demand, which would reduce our profits.

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

Although the U.S. economy has emerged from the severe recession that occurred in 2008 and 2009, economic growth has been slow and unemployment levels remain high despite the Federal Reserve Board’s unprecedented efforts to maintain low market interest rates and encourage economic growth.  Recovery by many businesses has been impaired by lower consumer spending.  A discontinuation or further reduction of the Federal Reserve Board’s bond purchasing program could result in higher interest rates and reduced economic activity.  Moreover, a return to prolonged deteriorating economic conditions could significantly affect the markets in which we do business, the value of our loans and investments, and our ongoing operations, costs and profitability.  Further declines in real estate values and sales volumes and continued elevated unemployment levels may result in greater loan delinquencies, increases in our non-performing, criticized and classified assets and a decline in demand for our products and services. These events may cause us to incur losses and may adversely affect our financial condition and results of operations.

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

The composition of our balance sheet continues to be more heavily weighted towards loans and therefore changes in market interest rates in an increasing rate environment could adversely affect our financial condition and results of operations.

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

Our balance sheet composition continues to shift towards investments in assets with longer durations.

We are subject to reinvestment risk associated with changes in interest rates. Changes in interest rates may affect the average life of loans and mortgage-related securities. Decreases in interest rates often result in increased prepayments of loans and mortgage-related securities, as borrowers refinance their loans to reduce borrowings costs. Under these circumstances, we are subject to reinvestment risk to the extent we are unable to reinvest the cash received from such prepayments in loans or other investments that have interest rates that are comparable to the interest rates on existing loans and securities.

Increases in interest rates may also decrease loan demand and/or may make it more difficult for borrowers to repay adjustable rate loans.  Additionally, increases in interest rates may increase capitalization rates utilized in valuing income producing properties which results in lower appraised values limiting the ability of potential borrowers to refinance existing debt and may result in higher charge-offs of our non-performing collateral dependent loans.

Changes in interest rates also affect the carrying value of our interest earning assets and in particular our securities portfolio.  Generally, the value of securities fluctuates inversely with changes in interest rates.  At December 31, 2013, the fair value of our securities portfolio (excluding Federal Home Loan Bank of New York stock) totaled $937.1 million.

At December 31, 2013, our simulation model indicated that our net portfolio value (the net present value of our interest-earning assets and interest-bearing liabilities) would decrease by 19.05% if there was an instantaneous parallel 200 basis point increase in market interest rates. Although interest rate risk calculations provide an indication of our interest rate risk exposure at a particular point in time, such measurements are not intended to and do not provide a precise forecast of the effect of changes in market interest rates on our net portfolio value or net interest income and will likely differ from actual results.

Historically low interest rates may adversely affect our net interest income and profitability.

The Federal Reserve Board has recently maintained interest rates at historically low levels through its targeted federal funds rate and purchases of mortgage-backed securities. As a general matter, our interest-bearing liabilities reprice or mature more quickly than our interest-earning assets, which has resulted in increases in net interest income in the short term.  Our ability to lower our interest expense is limited at these interest rate levels while the average yield on our interest-earning assets may continue to decrease. The Federal Reserve Board has previously indicated its intention to maintain low interest rates until the unemployment rate is 6.5% or lower. Accordingly, our net interest income (the difference between interest income earned on assets and interest expense paid on liabilities) may decrease, which may have an adverse affect on our profitability.

If our investment in the common stock of the Federal Home Loan Bank of New York is classified as other-than-temporarily impaired or as permanently impaired, earnings and stockholders’ equity could decrease.

We own stock of the Federal Home Loan Bank of New York, which is part of the Federal Home Loan Bank system. The Federal Home Loan Bank of New York common stock is held to qualify for membership in the Federal Home Loan Bank of New York and to be eligible to borrow funds under the Federal Home Loan Bank of New York’s advance programs. The aggregate cost of our Federal Home Loan Bank of New York common stock as of December 31, 2013, was $17.5 million based on its par value. There is no market for Federal Home Loan Bank of New York common stock.

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

We operate in diverse markets and rely on the ability of our employees and systems to process a high number of transactions over short periods of time. Operational risk is the risk of loss resulting from our operations, including but not limited to, the risk of fraud by employees or persons outside our company, the execution of unauthorized transactions by employees, errors relating to transaction processing and technology, breaches of the internal control system and compliance requirements, and business continuation and disaster recovery. Insurance coverage may not be available for such losses, or where available, such losses may exceed insurance limits. This risk of loss also includes the potential legal actions that could arise as a result of an operational deficiency or as a result of noncompliance with applicable regulatory standards, adverse business decisions or their implementation, and customer attrition due to potential negative publicity. In the event of a breakdown in the internal control system, improper operation of systems or improper employee actions, we could suffer financial loss, face regulatory action, and suffer damage to our reputation.

We are required to maintain a significant percentage of our total assets in residential mortgage loans and investments secured by residential mortgage loans, which restricts our ability to diversify our loan portfolio.

A federal savings bank differs from a commercial bank in that it is required to maintain at least 65% of its total assets in “qualified thrift investments” which generally include loans and investments for the purchase, refinance, construction, improvement, or repair of residential real estate, as well as home equity loans, education loans and small business loans. To maintain our federal savings bank charter we have to be a “qualified thrift lender” or “QTL” in nine out of each 12 immediately preceding months. The QTL requirement limits the extent to which we can grow our commercial loan portfolio, and failing the QTL test can result in an enforcement action. However, a loan that does not exceed $2 million (including a group of loans to one borrower) that is for commercial, corporate, business, or agricultural purposes is included in our qualified thrift investments. As of December 31, 2013, we maintained 81.6% of our portfolio assets in qualified thrift investments. Because of the QTL requirement, we may be limited in our ability to change our asset mix and increase the yield on our earning assets by growing our commercial loan portfolio.

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

Non-compliance with the USA PATRIOT Act, Bank Secrecy Act, or other laws and regulations could result in fines or sanctions.

The USA PATRIOT and Bank Secrecy Acts require financial institutions to develop programs to prevent financial institutions from being used for money laundering and terrorist activities.  If such activities are detected, financial institutions are obligated to file suspicious activity reports with the U.S. Treasury’s Office of Financial Crimes Enforcement Network.  These rules require financial institutions to establish procedures for identifying and verifying the identity of customers seeking to open new financial accounts.  Failure to comply with these regulations could result in fines or sanctions.  During the last year, several banking institutions have received large fines for non-compliance with these laws and regulations.  While we have developed policies and procedures designed to assist in compliance with these laws and regulations, these policies and procedures may not be effective in preventing violations of these laws and regulations.

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

Financial reform legislation has, among other things, tightened capital standards, and created the Consumer Financial Protection Bureau, resulting in new laws and regulations that are expected to increase our costs of operations.

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

•

a Consumer Financial Protection Bureau has been established, which has broad powers to supervise and enforce consumer protection laws.  The Consumer Financial Protection Bureau has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions, including the authority to prohibit “unfair, deceptive or abusive” acts and practices. The Consumer Financial Protection Bureau has examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets. Banks and savings institutions with $10 billion or less in assets, like Northfield Bank, will be examined by their applicable bank regulators; and

•

federal preemption rules that have been applicable for national banks and federal savings banks have been weakened, and state attorney generals have the ability to enforce federal consumer protection laws.

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

Changes in the valuation of our securities portfolio could hurt our profits.

Our securities portfolio may be impacted by fluctuations in market value, potentially reducing accumulated other comprehensive income and/or earnings.  Fluctuations in market value may be caused by changes in market interest rates, lower market prices for securities and limited investor demand.  Management evaluates securities for other-than-temporary impairment on a monthly basis, with more frequent evaluation for selected issues.  In analyzing a debt issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, industry analysts’ reports and, to a lesser extent given the relatively insignificant levels of depreciation in our debt portfolio, spread differentials between the effective rates on instruments in the portfolio compared to risk-free rates.  In analyzing an equity issuer’s financial condition, management considers industry analysts’ reports, financial performance and projected target prices of investment analysts within a one-year time frame.  If this evaluation shows impairment to the actual or projected cash flows associated with one or more securities, a potential loss to earnings may occur.  Changes in interest rates can also have an adverse effect on our financial condition, as our available-for-sale securities are reported at their estimated fair value, and therefore are impacted by fluctuations in interest rates.  We increase or decrease our stockholders’ equity by the amount of change in the estimated fair value of the available-for-sale securities, net of taxes.  The declines in market value could result in other-than-temporary impairments of these assets, which would lead to accounting charges that could have a material adverse effect on our net income and capital levels.

Effective December 10, 2013, pursuant to the Dodd-Frank Act, federal banking and securities regulators issued final rules to implement Section 619 of the Dodd-Frank Act (the “Volcker Rule”). Generally, subject to a transition period and certain exceptions, the Volcker Rule restricts insured depository institutions and their affiliated companies from engaging in short-term proprietary trading of certain securities, investing in funds with collateral comprised of less than 100% loans that are not registered with the Securities and Exchange Commission and from engaging in hedging activities that do not hedge a specific identified risk. After the transition period, the Volcker Rule prohibitions and restrictions will apply to banking entities unless an exception applies. We are currently analyzing the impact of the Volcker Rule on our investment portfolio, and if any changes are required to our investment strategies that could negatively affect our earnings.

We will become subject to more stringent capital requirements, which may adversely impact our return on equity, require us to raise additional capital, or constrain us from paying dividends or repurchasing shares.

In July 2013, the federal banking agencies approved a new rule that will substantially amend the regulatory risk-based capital rules applicable to Northfield Bank and Northfield Bancorp, Inc.. The final rule implements the “Basel III” regulatory capital reforms and changes required by the Dodd-Frank Act.

The final rule includes new minimum risk-based capital and leverage ratios, which will be effective for us on January 1, 2015, and refines the definition of what constitutes “capital” for purposes of calculating these ratios.  The new minimum capital requirements will be: (i) a new common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 to risk-based assets capital ratio of 6% (increased from 4%); (iii) a total capital ratio of 8% (unchanged from current rules); and (iv) a Tier 1 leverage ratio of 4%. The final rule also establishes a “capital conservation buffer” of 2.5%, and will result in the following minimum ratios: (i) a common equity Tier 1 capital ratio of 7.0%, (ii) a Tier 1 to risk-based assets capital ratio of 8.5%, and (iii) a total capital ratio of 10.5%. The new capital conservation buffer requirement would be phased in beginning in January 2016 at 0.625% of risk-weighted assets and would increase each year until fully implemented in January 2019. An institution will be subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations will establish a maximum percentage of eligible retained income that can be utilized for such actions.

We have analyzed the effects of these new capital requirements, and we believe that Northfield Bank and the Company would meet all of these new requirements, including the full 2.5% capital conservation buffer, as if these new requirements had been in effect as of December 31, 2013.

The application of more stringent capital requirements could, among other things, result in lower returns on equity, require the raising of additional capital, and result in regulatory actions if we were to be unable to comply with such requirements.  Furthermore, the imposition of liquidity requirements in connection with the implementation of Basel III could result in our having to lengthen the term of our funding, restructure our business models, and/or increase our holdings of liquid assets.  Implementation of changes to asset risk weightings for risk-based capital calculations, items included or deducted in calculating regulatory capital and/or additional capital conservation buffers could result in management modifying its business strategy, and could limit our ability to make distributions, including paying out dividends or buying back shares.  Specifically, beginning in 2016, Northfield Bancorp Inc.’s ability to pay dividends will be limited if does not have the capital conservation buffer required by the new capital rules, which may limit our ability to pay dividends to stockholders.  See “Supervision and Regulation.”

A discontinuation or reduction of the Federal Reserve Board’s bond purchasing program may adversely affect our ability to originate loans.

The Federal Reserve Board has undertaken an unprecedented bond purchase program, known as “quantitative easing.”  This program is designed to keep market interest rates low and encourage growth.  A discontinuation or reduction of the Federal Reserve Board’s bond repurchase program would likely cause an increase in market interest rates, which may reduce our loan originations.

The value of our deferred tax asset could be reduced if corporate tax rates in the U.S. are decreased.

There have been recent discussions by the executive branch regarding potentially decreasing the U.S. corporate tax rate. While we may benefit in some respects from any decreases in these corporate tax rates, any reduction in the U.S. corporate tax rate would result in a decrease to the value of our net deferred tax asset, which could negatively affect our financial condition and results of operations.

The value of our deferred tax asset could also be reduced if proposed legislation is enacted by the State of New York.

There have been recent discussions by representatives of the State of New York regarding changing how taxable income is apportioned for banking entities like ours and decreasing the corporate tax rate. While we may benefit in some respects from any decreases in these corporate tax rates, any reduction in the corporate tax rate would result in a significant decrease to the value of our net deferred tax asset, which could negatively affect our financial condition and results of operations.

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

Our business may be adversely affected by an increasing prevalence of fraud and other financial crimes.

Our loans to businesses and individuals and our deposit relationships and related transactions are subject to exposure to the risk of loss due to fraud and other financial crimes.  Nationally, reported incidents of fraud and other financial crimes have increased.  We have also experienced losses due to apparent fraud and other financial crimes.  While we have policies and procedures designed to prevent such losses, losses may still occur.

Acquisitions and stock repurchases may disrupt our business and dilute stockholder value.

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

The repurchase of shares of common stock may have an effect on our business and stockholder value.

Various factors may make takeover attempts more difficult to achieve.

Our certificate of incorporation and bylaws, federal regulations, Northfield Bank’s charter, Delaware law, shares of restricted stock and stock options that we have granted or may grant to employees and directors, stock ownership by our management and directors and employment agreements that we have entered into with our executive officers, and various other factors may make it more difficult for companies or persons to acquire control of Northfield Bancorp, Inc. without the consent of our board of directors.

Our funding sources may prove insufficient to replace deposits at maturity and support our future growth.

We must maintain sufficient funds to respond to the needs of depositors and borrowers.  As a part of our liquidity management, we use a number of funding sources in addition to core deposit growth and repayments and maturities of loans and investments.  As we continue to grow, we are likely to become more dependent on these sources, which include Federal Home Loan Bank advances, proceeds from the sale of loans; federal funds purchased and brokered certificates of deposit.  Adverse operating results or changes in industry conditions could lead to difficulty or an inability to access these additional funding sources.  Our financial flexibility will be severely constrained if we are unable to maintain our access to funding or if adequate financing is not available to accommodate future growth at acceptable interest rates.  If we are required to rely more heavily on more expensive funding sources to support future growth, our revenues may not increase proportionately to cover our costs.  In this case, our operating margins and profitability would be adversely affected.

We may not pay dividends on our shares of common stock.

Although we currently pay dividends on a quarterly basis stockholders are not entitled to receive dividends.  Federal regulations may also restrict capital distributions, which include cash dividends, to ensure the institution maintains adequate capital requirements.

If we are required to repurchase mortgage loans that we have previously sold, it could negatively affect our earnings.

One of our sources of non-interest income is our mortgage banking, which involves originating residential mortgage loans for sale in the secondary market under agreements that contain representations and warranties related to, among other things, the origination and characteristics of the mortgage loans.  We may be required to repurchase mortgage loans that we have sold in cases of borrower default or breaches of these representations and warranties.  If we are required to repurchase mortgage loans or provide indemnification or other recourse, this could increase our costs and thereby affect our future earnings.

ITEM 1B.UNRESOLVED STAFF COMMENTS

There are no unresolved staff comments.

ITEM 2.PROPERTIES

The Company operates from the Bank’s home office in Staten Island, New York, our corporate offices located at 581 Main Street, Woodbridge, New Jersey, and our additional 29 branch offices located in New York and New Jersey, and its lending office located in Brooklyn, New York.  Our branch offices are located in the New York Counties of Richmond, and Kings and the New Jersey Counties of Middlesex and Union.  The net book value of our premises, land, and equipment was $29.1 million at December 31, 2013.

ITEM 3.LEGAL PROCEEDINGS

In the normal course of business, we may be party to various outstanding legal proceedings and claims.  In the opinion of management, the consolidated financial statements will not be materially affected by the outcome of such legal proceedings and claims as of December 31, 2013.

ITEM 4.MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our shares of common stock are traded on the NASDAQ Global Select Market under the symbol “NFBK.”  The approximate number of holders of record of Northfield Bancorp, Inc.’s common stock as of February 28, 2014, was 5,520.  Certain shares of Northfield Bancorp, Inc. are held in “nominee” or “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number.  The following table presents quarterly market information for Northfield Bancorp, Inc. common stock for the years ended December 31, 2013 and 2012.  The following information was provided by the NASDAQ Global Stock Market.

	High	Low	Dividends
Quarter ended December 31, 2013	$ 13.43	$ 12.00	$ 0.06
Quarter ended September 30, 2013	$ 12.50	$ 11.46	$ 0.06
Quarter ended June 30, 2013	$ 11.92	$ 11.21	$ 0.31
Quarter ended March 31, 2013	$ 11.50	$ 10.73	$ 0.06
Quarter ended December 31, 2012	$ 11.69	$ 10.02	$ -
Quarter ended September 30, 2012	$ 11.48	$ 9.96	$ -
Quarter ended June 30, 2012	$ 10.53	$ 9.24	$ -
Quarter ended March 31, 2012	$ 11.75	$ 9.30	$ 0.09

Stock price and dividends have been restated to reflect the completion of our second-step conversion in 2013 at an exchange ratio of 1.4029-to-one.

The sources of funds for the payment of a cash dividend are the retained proceeds from the sale of shares of common stock and earnings on those proceeds, interest, and principal payments on Northfield Bancorp, Inc.’s investments, including its loan to Northfield Bank’s Employee Stock Ownership Plan, and dividends from Northfield Bank.

For a discussion of Northfield Bank’s ability to pay dividends, see “Supervision and Regulation.”

Stock Performance Graph

Set forth below is a stock performance graph (Source: SNL Financial) comparing (a) the cumulative total return on the Northfield Bancorp, Inc.’s common stock for the period December 31, 2007, through December 31, 2013, (b) the cumulative total return of the stocks included in the NASDAQ Composite Index over such period, and, (c) the cumulative total return on stocks included in the NASDAQ Bank Index over such period.  Cumulative return assumes the reinvestment of dividends, and is expressed in dollars based on an assumed investment of $100.

Total Return Performance
300
250
200
150
100
50
Index Value
Northfield Bancorp, Inc.
NASDAQ Composite Index
NASDAQ Bank Index
12/31/08
12/31/09
12/31/10
12/31/11
12/31/12
12/31/13

		Period Ending
Index	12/31/08	12/31/09	12/31/10	12/31/11	12/31/12	12/31/13
Northfield Bancorp, Inc.	100.00	121.85	121.80	131.74	143.09	181.13
NASDAQ Composite Index	100.00	145.36	171.74	170.38	200.63	281.22
NASDAQ Bank Index	100.00	83.70	95.55	85.52	101.50	143.84

Northfield Bancorp, Inc. had in effect at December 31, 2013, the 2008 Equity Incentive Plan which was approved by stockholders on December 17, 2008.  The 2008 Equity Incentive Plan provides for the issuance of up to 4,311,796 equity awards.  As of December 31, 2013, the Compensation Committee of the Board of Directors awarded 1,171,856 shares of restricted stock, and 2,928,410 stock options with tandem stock appreciation rights.  These share amounts have been restated as a result of the completion of the second-step conversion at a ratio of 1.4029-to-one.

Issuer Purchases of Equity Securities

The following table shows the Company’s repurchase of its common stock for each calendar month in the three months ended December 31, 2013.

			Total Number of
			Shares Purchased	Maximum Number
	Total Number	Average	as Part of Publicly	of Shares that May Yet
	of Shares	Price Paid per	Announced Plans	Be Purchased Under
Period	Purchased	Share	or Programs (1)	Plans or Programs (1)
October 1, 2013, through October 31, 2013	-	-	-	27,182
November 1, 2013, through November 30, 2013	-	-	-	27,182
December 1, 2013, through December 31, 2013	27,182	12.75	27,182	-
Total	27,182	12.75	27,182

(1)

On July 31, 2013, Northfield Bancorp, Inc.’s Board of Directors authorized the repurchase of up to 300,093 shares of common stock to fund grants of restricted stock under its 2008 Equity Incentive Plan.  The Company has received a non-objection letter from the Federal Reserve Board with respect to these repurchases, and conducted such repurchases in accordance with a Rule 10b5-1 trading plan.

ITEM 6.SELECTED FINANCIAL DATA

The summary information presented below at the dates or for each of the years presented is derived in part from our consolidated financial statements.  The following information is only a summary, and should be read in conjunction with our consolidated financial statements and notes included in this Annual Report.

	At December 31,
	2013	2012	2011	2010	2009
	(In thousands)
Selected Financial Condition Data:
Total assets	$ 2,702,764	$ 2,813,201	$ 2,376,918	$ 2,247,167	$ 2,002,274
Cash and cash equivalents	61,239	128,761	65,269	43,852	42,544
Trading securities	5,998	4,677	4,146	4,095	3,403
Securities available-for-sale, at estimated market value	937,085	1,275,631	1,098,725	1,244,313	1,131,803
Securities held-to-maturity	-	2,220	3,617	5,060	6,740
Loans held-for-sale	-	-	452	1,170	-
Loans held-for-sale (non-performing)	471	5,447	3,448	-	-
Loans held-for-investment:
Purchased credit-impaired (PCI) loans	59,468	75,349	88,522	-	-
Loans acquired	77,817	101,433	-	-	-
Originated loans, net	1,352,191	1,066,200	985,945	827,591	729,269
Loans held-for-investment, net	1,489,476	1,242,982	1,074,467	827,591	729,269
Allowance for loan losses	(26,037)	(26,424)	(26,836)	(21,819)	(15,414)
Net loans held-for-investment	1,463,439	1,216,558	1,047,631	805,772	713,855
Bank owned life insurance	125,113	93,042	77,778	74,805	43,751
Federal Home Loan Bank of New York stock, at cost	17,516	12,550	12,677	9,784	6,421
Other real estate owned	634	870	3,359	171	1,938
Deposits	1,492,689	1,956,860	1,493,526	1,372,842	1,316,885
Borrowed funds	470,325	419,122	481,934	391,237	279,424
Total liabilities	1,986,656	2,398,328	1,994,268	1,850,450	1,610,734
Total stockholders’ equity	$ 716,108	414,873	382,650	396,717	391,540

	Years Ended December 31,
	2013	2012	2011	2010	2009
	(In thousands)
Selected Operating Data:
Interest income	$ 92,470	$ 91,539	$ 91,017	$ 86,495	$ 85,568
Interest expense	16,948	22,644	25,413	24,406	28,977
Net interest income before provision for loan losses	75,522	68,895	65,604	62,089	56,591
Provision for loan losses	1,927	3,536	12,589	10,084	9,038
Net interest income after provision for loan losses	73,595	65,359	53,015	52,005	47,553
Non-interest income:
Bargain purchase gain, net of tax	-	-	3,560	-	-
Non-interest income (other)	10,161	8,586	8,275	6,842	5,393
Non-interest expense	53,873	48,998	41,530	38,684	34,254
Income before income taxes	29,883	24,947	23,320	20,163	18,692
Income tax expense	10,736	8,916	6,497	6,370	6,618
Net income	$ 19,147	$ 16,031	$ 16,823	$ 13,793	$ 12,074
Net income per common share basic	$ 0.35	$ 0.30	$ 0.30	$ 0.24	$ 0.20
Net income per common share diluted	$ 0.34	$ 0.29	$ 0.30	$ 0.24	$ 0.20
Weighted average basic shares outstanding	54,637,680	54,339,467	56,216,794	58,066,110	59,495,301
Weighted average diluted shares outstanding	55,560,309	55,115,680	56,842,889	58,461,615	59,673,193

_____________________________

Note: Weighted average basic and diluted shares have been restated to reflect the completion of our second-step conversion at an exchange ratio of 1.4029-to-one.

	At or For the Years Ended December 31,
	2013	2012	2011	2010	2009
Selected Financial Ratios and Other Data:
Performance Ratios:
Return on assets (ratio of net income to average total assets)(1)	0.70%	0.65%	0.72%	0.65%	0.64%
Return on equity (ratio of net income to average equity)(1)	2.70	4.08	4.27	3.46	3.09
Interest rate spread (3)	2.68	2.76	2.75	2.78	2.66
Net interest margin (2)	2.97	2.98	3.01	3.10	3.16
Dividend payout ratio(6)	140.28	10.74	22.00	23.98	24.54
Efficiency ratio(1) (4)	62.87	63.24	53.63	56.12	55.26
Non-interest expense to average total assets(1)	1.97	1.99	1.79	1.82	1.82
Average interest-earning assets to average interest-bearing liabilities	142.73	122.83	122.23	125.52	130.44
Average equity to average total assets	25.90	15.94	16.95	18.81	20.82
Asset Quality Ratios:
Non-performing assets to total assets	0.68	1.30	1.99	2.72	2.19
Non-performing loans to total loans	1.19	2.86	4.07	7.36	5.73
Originated non-performing loans to orginated loans (7)	1.18	2.98	4.43	7.36	5.73
Allowance for loan losses to non-performing loans held-for-investment (8)	150.23	87.73	66.40	35.83	36.86
Allowance for loan losses to total loans held-for-investment, net (9)	1.75	2.13	2.50	2.64	2.11
Allowance for loan losses to originated loans held-for-investment, net (7)	1.93	2.48	2.72	2.64	2.11
Capital Ratios:
Total capital (to risk-weighted assets)(5)	28.94	22.30	24.71	27.39	28.52
Tier I capital (to risk-weighted assets)(5)	27.69	21.04	23.42	26.12	27.24
Tier I capital (to adjusted assets)(5)	19.88	12.65	13.42	13.43	14.35
Other Data:
Number of full service offices	30	29	24	20	18
Full time equivalent employees	306	306	277	243	223

_____________________________

(1)

2011 performance ratios include an after tax bargain purchase gain of $3.6 million associated with the FDIC-assisted acquisition of a failed bank. 2010 performance ratios include a $1.8 million charge ($1.2 million after-tax) related to costs associated with Northfield Bancorp, Inc.’s postponed second-step offering, and a $738,000 benefit related to the elimination of deferred tax liabilities associated with a change in New York state tax law.  2009 performance ratios include a $770,000 expense ($462,000 after-tax) related to a special FDIC deposit insurance assessment.

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

(6)

Dividend payout ratio is calculated as total dividends declared for the year (excluding any dividends waived by Northfield Bancorp, MHC) divided by net income for the year. 2013 includes special dividend of $0.25 per share

(7)	Excludes PCI loans held-for-investment.

(8)	Excludes non-performing loans held-for-sale, carried at aggregate lower of cost or estimated fair value, less costs to sell.

(9)	Includes PCI loans held-for-investment.

ITEM 7.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Consolidated Financial Statements of Northfield Bancorp, Inc. and the Notes thereto included elsewhere in this report (collectively, the “Financial Statements”).

Overview

Net income was $19.1 million and $16.0 million for the years ended December 31, 2013 and 2012, respectively.  Significant variances from the comparable prior year are as follows: a $6.6 million increase in net interest income, a $1.6 million decrease in the provision for loan losses, a $1.6 million increase in non-interest income, a $4.9 million increase in non-interest expense, and a $1.8 million increase in income tax expense.

Our assets decreased by 3.9% to $2.70 billion at December 31, 2013, from $2.81 billion at December 31, 2012.  The decrease in total assets was primarily attributable decreases of $338.5 million, or 26.5%, in securities available-for-sale and $67.5 million in cash and cash equivalents. These decreases were somewhat offset by increases of $246.9 million in net loans held-for-investment, $32.1 million in bank owned life insurance and $19.0 million in other assets.

Our liabilities decreased by $411.7 million primarily due to a decrease in deposits by a $464.2 million to $1.49 billion at December 31, 2013, from $1.96 billion at December 31, 2012, partially offset by an increase in borrowed funds which increased by  $51.2 million to $470.3 million at December 31, 2013, from $419.1 million at December 31, 2012.  The decrease in deposits at December 31, 2013 from December 31, 2012, was $174.6 million, or 10.5%, after excluding the deposits of $289.6 million used to purchase stock in the second-step conversion in the first quarter of 2013.

Our stockholders’ equity increased by 72.6% to $716.1 million at December 31, 2013, from $414.9 million at December 31, 2012. This increase was primarily attributable to a $330.1 million increase related to the net proceeds from the stock conversion, net income of $19.1 million for the year ended December 31, 2013, and a $5.4 million increase related to ESOP and equity award activity.  These increases were partially offset by a $22.9 million decrease in accumulated other comprehensive income as a result of an increased interest rate environment, treasury share repurchases of $3.6 million, and dividend payments of $26.9 million, which included a special dividend of $14.5 million paid on May 22, 2013.

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

Management performs a formal quarterly evaluation of the adequacy of the allowance for loan losses.  This quarterly process is performed by the accounting department, in conjunction with the credit administration department, and approved by the Controller.  The Chief Financial Officer performs a final review of the calculation.  All supporting documentation with regard to the evaluation process is maintained by the accounting department.  Each quarter a summary of the allowance for loan losses is presented by the Chief Financial Officer to the audit committee of the board of directors.

The analysis of the allowance for loan losses has a component for impaired loans held-for-investment, PCI loans, and a component for general loan losses, including unallocated reserves.  Management has defined an impaired loan (excluding PCI loans) to be a loan for which it is probable, based on current information, that we will not collect all amounts due in accordance with the contractual terms of the loan agreement.  We have defined the population of impaired loans to be all non-accrual loans with an outstanding balance of $500,000 or greater, and all loans subject to a troubled debt restructuring.  Impaired loans are individually assessed to determine that the loan’s carrying value is not in excess of the estimated fair value of the collateral (less cost to sell), if the loan is collateral dependent, or the present value of the expected future cash flows, if the loan is not collateral dependent.  Management performs a detailed evaluation of each impaired loan and generally obtains updated appraisals as part of the evaluation.  In addition, management adjusts estimated fair values down to appropriately consider recent market conditions, our willingness to accept a lower sales price to effect a quick sale, and costs to dispose of any supporting collateral.  Determining the estimated fair value of underlying collateral (and related costs to sell) can be difficult in illiquid real estate markets and is subject to significant assumptions and estimates.  Management employs an independent third-party expert in appraisal preparation and review to ascertain the reasonableness of updated appraisals.  Projecting the expected cash flows under troubled debt restructurings is inherently subjective and requires, among other things, an evaluation of the borrower’s current and projected financial condition.  Actual results may be significantly different than our projections, and our established allowance for loan losses on these loans, and could have a material effect on our financial results.

The second component of the allowance for loan losses is the general loss allocation.  This assessment excludes impaired loans, trouble debt restructured, held-for-sale and purchased credit-impaired (PCI) loans, with loans being grouped into similar risk characteristics, primarily loan type, loan-to-value (if collateral dependent) and internal credit risk rating.  We apply an estimated loss rate to each loan group.  The loss rates applied are based on our loss experience as adjusted for our qualitative assessment of relevant changes related to: underwriting standards; delinquency trends; collection, charge-off and recovery practices; the nature or volume of the loan group; changes in lending staff; concentration of loan type; current economic conditions; and other relevant factors considered appropriate by management.  In evaluating the estimated loss factors to be utilized for each loan group, management also reviews actual loss history over an extended period of time as reported by the Federal Deposit Insurance Corporation for institutions both nationally and in our market area, during periods that are believed to have been under similar economic conditions.  This evaluation is inherently subjective as it requires material estimates that may be susceptible to significant revisions based on changes in economic and real estate market conditions.  Actual loan losses may be significantly different than the allowance for loan losses we have established, and could have a material effect on our financial results.  We also maintain an unallocated component related to the general loss allocation.  Management does not target a specific unallocated percentage of the total general allocation, or total allowance for loan losses.  The primary purpose of the unallocated component is to account for the inherent imprecision of the loss estimation process related primarily to periodic updating of appraisals on impaired loans, as well as periodic updating of commercial loan credit risk ratings by loan officers and our internal credit audit process.  Generally, management will establish higher levels of unallocated reserves between independent credit audits, and between appraisal reviews for larger impaired loans.  Adjustments to the provision for loans due to the receipt of updated appraisals is mitigated by management’s quarterly review of real estate market index changes, and reviews of property valuation trends noted in current appraisals being received on other impaired and unimpaired loans.  These changes in indicators of value are applied to impaired loans that are awaiting updated appraisals.

We have a concentration of loans secured by real property located in New York City, New Jersey, and Eastern Pennsylvania.  As a substantial amount of our loan portfolio is collateralized by real estate, appraisals of the underlying value of property securing loans are critical in determining the amount of the allowance required for specific loans.  Assumptions for appraisal valuations are instrumental in determining the value of properties.  Overly optimistic assumptions or negative changes to assumptions could significantly impact the valuation of a property securing a loan and the related allowance determined.  The assumptions supporting such appraisals are reviewed by management and an independent third-party appraiser to determine that the resulting values reasonably reflect amounts realizable on the collateral.  Based on the composition of our loan portfolio, we believe the primary risks are increases in interest rates, a decline in the economy generally, or a decline in real estate market values in New York or New Jersey.  Any one or a combination of these events may adversely affect our loan portfolio resulting in delinquencies, increased loan losses, and future loan loss provisions.

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

Purchased Credit-Impaired Loans.  Purchased credit-impaired loans, or “PCI” loans, are subject to our internal credit review.  If and when credit deterioration occurs at the loan pool level subsequent to the acquisition date, a provision for credit losses for PCI loans will be charged to earnings for the full amount of the decline in expected cash flows for the pool.  Under the accounting guidance of ASC Topic 310-30, for acquired credit impaired loans, the allowance for loan losses on PCI loans is measured at each financial reporting date based on future expected cash flows.  This assessment and measurement is performed at the pool level and not at the individual loan level.  Accordingly, decreases in expected cash flows resulting from further credit deterioration, on a pool basis, as of such measurement date compared to those originally estimated are recognized by recording a provision and allowance for credit losses on PCI loans.  Subsequent increases in the expected cash flows of the loans in each pool would first reduce any allowance for loan losses on PCI loans; and any excess will be accreted prospectively as a yield adjustment.  The analysis of expected cash flows for pools incorporates updated pool level expected prepayment rates, default rates, and delinquency levels, and loan level loss severity given default assumptions.  The expected cash flows are estimated based on factors which include loan grades established in Northfield Bank's ongoing credit review program, likelihood of default based on observations of specific loans during the credit review process as well as applicable industry data, loss severity based on updated evaluation of cash flows from available collateral, and the contractual terms of the underlying loan agreement.  Actual cash flows could differ from those expected, and others provided with the same information could draw different reasonable conclusions and calculate different expected cash flows.

Goodwill and Other Intangibles.  We record all assets and liabilities in acquisitions, including goodwill and other intangible assets, at fair value as of the acquisition date, and expense all acquisition related costs as incurred as required by ASC Topic 805, “Business Combinations.”  Goodwill totaling $16.2 million at December 31, 2013, is not amortized but is subject to annual tests for impairment or more often if events or circumstances indicate it may be impaired.  Other intangible assets, such as core deposit intangibles, are amortized over their estimated useful lives and are subject to impairment tests if events or circumstances indicate a possible inability to realize the carrying amount. Such evaluation of other intangible assets is based on undiscounted cash flow projections. The initial recording of goodwill and other intangible assets requires subjective judgments concerning estimates of the fair value of the acquired assets and assumed liabilities.

The goodwill impairment analysis is generally a two-step test. However, we may, under Accounting Standards Update (ASU) No. 2011-08, “Testing Goodwill for Impairment,” first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under this new ASU, we are not required to calculate the fair value of our reporting unit if, based on a qualitative assessment, we determine that it was more likely than not that the unit’s fair value was not less than its carrying amount. During 2013,  we elected to perform step one of the two-step goodwill impairment test for our reporting unit, but (under the ASU) we will be permitted to perform the optional qualitative assessment in future periods. The first step compares the fair value of the reporting unit with its carrying amount, including goodwill. If the fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired; however, if the carrying amount of the reporting unit exceeds its fair value, an additional step must be performed. That additional step compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. The implied fair value of goodwill is determined in a manner similar to the amount of goodwill calculated in a business combination, i.e., by measuring the excess of the estimated fair value of the reporting unit, as determined in the first step above, over the aggregate estimated fair values of the individual assets, liabilities, and identifiable intangibles, as if the reporting unit was being acquired in a business combination at the impairment test date. An impairment loss is recorded to the extent that the carrying amount of goodwill exceeds its implied fair value. The loss establishes a new basis in the goodwill and subsequent reversal of goodwill impairment losses are not permitted.

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

Management is responsible for determining the estimated fair value of the securities in our portfolio.  In determining estimated fair values, each quarter management utilizes the services of an independent third-party service, recognized as a specialist in pricing securities.  The independent pricing service utilizes market prices of same or similar securities whenever such prices are available.  Prices involving distressed sellers are not utilized in determining fair value, if identifiable.  Where necessary, the independent third-party pricing service estimates fair value using models employing techniques such as discounted cash flow analyses.  The assumptions used in these models typically include assumptions for interest rates, credit losses, and prepayments, utilizing observable market data, where available.  Where the market price of the same or similar securities is not available, the valuation becomes more subjective and involves a high degree of judgment.  In addition, we compare securities prices to a second independent pricing service that is utilized as part of our asset liability risk management process and analyze significant anomalies in pricing including significant fluctuations, or lack thereof, in relation to other securities.  At December 31, 2013, and for each quarter end in

2013, all securities were priced by an independent third-party pricing service, and management made no adjustment to the prices received.

Determining that a security’s decline in estimated fair value is other-than-temporary is inherently subjective, and becomes increasing difficult as it relates to mortgage-backed securities that are not guaranteed by the U.S. Government, or a U.S. Government Sponsored Enterprise (e.g., Fannie Mae and Freddie Mac).  In performing our evaluation of securities in an unrealized loss position, we consider among other things, the severity and duration of time that the security has been in an unrealized loss position and the credit quality of the issuer.  As it relates to private label mortgage-backed securities not guaranteed by the U.S. Government, Fannie Mae, or Freddie Mac, we perform a review of the key underlying loan collateral risk characteristics including, among other things, origination dates, interest rate levels, composition of variable and fixed rates, reset dates (including related pricing indices), current loan to original collateral values, locations of collateral, delinquency status of loans, and current credit support.  In addition, for securities experiencing declines in estimated fair values of over 10%, as compared to its amortized cost, management also reviews published historical and expected prepayment speeds, underlying loan collateral default rates, and related historical and expected losses on the disposal of the underlying collateral on defaulted loans.  This evaluation is inherently subjective as it requires estimates of future events, many of which are difficult to predict.  Actual results could be significantly different than our estimates and could have a material effect on our financial results.

Federal Home Loan Bank Stock Impairment Assessment.  Northfield Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks, through its membership in the Federal Home Loan Bank of New York.  As a member of the Federal Home Loan Bank of New York, Northfield Bank is required to acquire and hold shares of common stock in the Federal Home Loan Bank of New York in an amount determined by a “membership” investment component and an “activity-based” investment component.  As of December 31, 2013, Northfield Bank was in compliance with its ownership requirement.  At December 31, 2013, Northfield Bank held $17.5 million of Federal Home Loan Bank of New York common stock.  In performing our evaluation of our investment in Federal Home Loan Bank of New York stock, on a quarterly basis, management reviews the Federal Home Loan Bank of New York’s most recent financial statements and determines whether there have been any adverse changes to its capital position as compared to the trailing period.  In addition, management reviews the Federal Home Loan Bank of New York’s most recent President’s Report in order to determine whether or not a dividend has been declared for the current reporting period.  Furthermore, management obtains the credit rating of the Federal Home Loan Bank of New York from an accredited credit rating service to ensure that no downgrades have occurred.  At December 31, 2013, it was determined by management that Northfield Bank’s investment in Federal Home Loan Bank of New York common stock was not impaired.

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

As our common stock did not have a significant amount of historical price volatility, we utilized the historical stock price volatility of a peer group when pricing stock options at the date of grant.

Comparison of Financial Condition at December 31, 2013 and 2012

Total assets decreased $110.4 million, or 3.9%, to $2.70 billion at December 31, 2013, from $2.81 billion at December 31, 2012.  The decrease was primarily attributable to decreases in cash and cash equivalents of $67.5 million, securities available-for-sale of $338.5 million, partially offset by increases in net loans held-for-investment of $246.9 million, bank owned life insurance of $32.1 million and other assets of $18.6 million.

Cash and cash equivalents decreased by $67.5 million, or 52.4%, to $61.2 million at December 31, 2013, from $128.8 million at December 31, 2012.  Balances fluctuate based on the timing of receipt of security and loan repayments and the redeployment of cash into higher yielding assets, or the funding of deposit or borrowing obligations.

The Company’s securities available-for-sale portfolio totaled $937.1 million at December 31, 2013, compared to $1.28 billion at December 31, 2012.  At December 31, 2013, $855.6 million of the portfolio consisted of residential mortgage-backed securities issued or guaranteed by Fannie Mae, Freddie Mac, or Ginnie Mae.  The Company also held residential mortgage-backed securities not guaranteed by these three entities, referred to as “private label securities.”  The private label securities had an amortized cost of $4.5 million and an estimated fair value of $4.6 million at December 31, 2013.  In addition to the above mortgage-backed securities, the Company held $76.5 million in corporate bonds that were all considered investment grade at December 31, 2013, and $510,000 of equity investments in money market mutual funds.

Securities held-to-maturity decreased to zero at December 31, 2013, from $2.2 million at December 31, 2012.  The decrease was attributable to transfers to available-for-sale during the year ended December 31, 2013.

Originated loans held-for-investment, net, totaled $1.35 billion at December 31, 2013, as compared to $1.07 billion at December 31, 2012.  The increase was primarily due to an increase in multifamily real estate loans, which increased $260.8 million, or 42.7%, to $871.0 million at December 31, 2013, from $610.1 million at December 31, 2012, commercial real estate loans of $24.7 million and home equity and lines of credit of $12.7 million.  These increases were partially offset by a decrease of $9.1 million in construction and land loans and a decrease of $4.6 million in commercial and industrial loans.  Currently, management is primarily focused on originating multifamily loans, with less emphasis on other loan types. The following table details our multifamily originations for the year ended December 31, 2013 (dollars in thousands):

Originations	Weighted Average Interest Rate	Weighted Average Loan-to-Value Ratio	(F)ixed or (V)ariable	Weighted Average Months to Next Rate Change or Maturity for Fixed Rate Loans	Amortization Term
$ 354,926	3.54%	61%	V	95	20 to 30 Years
28,879	4.00%	34%	F	174	5 to 15 Years
383,805	3.57%	59%

Purchased credit-impaired (PCI) loans, primarily acquired as part of a transaction with the FDIC, totaled $59.5 million at December 31, 2013, as compared to $75.3 million at December 31, 2012.  The Company recorded accretion of interest income of $5.7 million for the year ended December 31, 2013. Additionally, in 2013 the Company reclassified approximately $5.3 million from the non-accretable yield to the accretable yield as a result of improving cash flows which will be recognized into income over the remaining life of the portfolio.

Bank owned life insurance increased $32.1 million, or 34.5%, to $125.1 million at December 31, 2013.  The increase resulted primarily from purchases of $28.7 million and income earned of $3.6 million on bank owned life insurance for the year ended December 31, 2013, which was partially offset by death benefits received.

Federal Home Loan Bank of New York stock, at cost, increased $5.0 million, or 39.6%, to $17.5 million at December 31, 2013, from $12.6 million at December 31, 2012.  This increase was attributable to an increase in borrowings outstanding with the Federal Home Loan Bank of New York over the same time period.

Premises and equipment, net, decreased $728,000, or 2.4%, to $29.1 million at December 31, 2013, from $29.8 million at December 31, 2012.  This decrease was primarily attributable to depreciation expense of $3.6 million, the sale of a vacant parcel of land, partially offset by the completion of leasehold improvements made to the branch opened during the year and the renovation of existing branches.

Other real estate owned decreased $236,000 to $634,000 at December 31, 2013, from $870,000 at December 31, 2012.  This decrease was attributable to sales during the year.

Other assets increased $18.6 million, or 96.0%, to $37.9 million at December 31, 2013, from $19.4 million at December 31, 2012.  The increase in other assets was primarily attributable to an increase in net deferred tax assets, due to an decrease in deferred tax liabilities associated with a reduction in net unrealized gains on securities available-for-sale and the amortization of prepaid FDIC insurance.

Deposits decreased $464.2 million, or 23.7%, to $1.49 billion at December 31, 2013, from $1.96 billion at December 31, 2012.  The decrease in deposits for the year ended December 31, 2013, was $174.6 million, or 10.5%, after excluding the deposits of $289.6 million used to purchase stock in the second-step conversion in the first quarter of 2013.  The decrease was attributable to decreases of $175.2 million in certificates of deposit accounts and $60.4 million in money market accounts, partially offset by increases of $47.6 million in transaction accounts and $13.4 million in savings accounts.  The decline in deposits resulted from the Company’s decision not to retain higher cost time deposits and to fund loan growth with cash flow from the Company’s securities portfolio..

Borrowings, consisting primarily of Federal Home Loan Bank advances and repurchase agreements, increased by $51.2 million, or 12.2%, to $470.3 million at December 31, 2013, from $419.1 million at December 31, 2012.  Management utilizes borrowings to mitigate interest rate risk, for short-term liquidity, and to a lesser extent as part of leverage strategies.

Accrued expenses and other liabilities decreased $1.7 million to $17.2 million at December 31, 2013, from $18.9 million at December 31, 2012.

Total stockholders’ equity increased by $301.2 million to $716.1 million at December 31, 2013, from $414.9 million at December 31, 2012.  This increase was primarily attributable to a $330.1 million increase related to the net proceeds from the stock conversion, net income of $19.1 million for the year ended December 31, 2013, and a $5.4 million increase related to ESOP and equity award activity.  These increases were partially offset by a $22.9 million decrease in accumulated other comprehensive income as a result of an increased interest rate environment, treasury share repurchases of $3.6 million, and dividend payments of $26.9 million, which included a special dividend of $14.5 million paid on May 22, 2013.

Comparison of Operating Results for the Years Ended December 31, 2013 and 2012

Net Income.  Net income was $19.1 million and $16.0 million for the years ended December 31, 2013 and 2012, respectively.  Significant variances from the prior year are as follows: a $6.6 million increase in net interest income, a $1.6 million decrease in the provision for loan losses, a $1.6 million increase in non-interest income, a $4.9 million increase in non-interest expense, and a $1.8 million increase in income tax expense.

Interest Income.  Interest income increased by $931,000, or 1.0%, to $92.5 million for the year ended December 31, 2013, as compared to $91.5 million for the year ended December 31, 2012.  The increase was primarily the result of an increase in average interest-earning assets of $232.3 million, or 10.1%.  The increase in average interest-earning assets was due primarily to an increase of $238.7 million in average loans outstanding, other securities of $13.2 million and $4.7 million in interest-earning assets in other financial institutions, which were partially offset by a $24.8 million decrease in mortgage-backed securities. This was partially offset by a 33 basis point decrease in yields earned on interest-earning assets to 3.63% from 3.96% for the prior year.  The rates earned on all earning assets decreased due to the general decline in market interest rates for these asset types.

Interest Expense.  Interest expense decreased $5.7 million, or 25.2%, to $16.9 million for the year ended December 31, 2013, from $22.6 million for the year ended December 31, 2012.  The decrease was attributable to a decrease in interest expense on borrowings of $2.4 million, or 18.4% and a decrease in interest expense on deposits of $3.3 million, or 33.9%.  The decrease in interest expense on borrowings was primarily attributable to a decrease of 21 basis points, or 8.0%, in the cost of borrowings, reflecting lower market interest rates for borrowed funds, assisted by a decrease of $55.4 million, or 11.42%, in average borrowings outstanding. The decrease in interest expense on deposits was attributable to a decrease in the cost of interest-bearing deposits of 22 basis points, or 31.4%, to 0.48% for the year ended December 31, 2013, from 0.70% for the year ended December 31, 2012, reflecting lower market interest rates for short-term deposits.  The decrease in the cost of deposits was further assisted by a decrease of $44.2 million, or 3.2%, in average interest-bearing deposits.  The decrease in average deposit balances was attributable to a decrease of $109.8 million in certificates of deposit, partially offset by an increase of $65.6 million in savings, NOW, and money market accounts.

Net Interest Income. Net interest income for the year ended December 31, 2013, increased $6.6 million, or 9.6%, as the $232.3 million, or 10.1%, increase in our interest-earning assets more than offset the one basis point decrease in our net interest margin to 2.97%.  The increase in average interest-earning assets was due primarily to increases in average net loans outstanding of $238.7 million, other securities of $13.2 million, and deposits in financial institutions of $4.7 million partially offset by a decrease in mortgage-backed securities of $24.8 million.  The December 31, 2013 year included loan prepayment income of $2.2 million compared to $1.5 million for the year ended December 31, 2012.  The year ended December 31, 2013, also included a recovery of $256,000 of interest that was previously applied to principal.  Rates paid on interest-bearing liabilities decreased 25 basis points to 0.95% for the current year as compared to 1.20% for the prior year.  This was offset by a 33 basis point decrease in yields earned on interest earning assets to 3.63% for the year ended December 31, 2013, as compared to 3.96% for 2012.

Provision for Loan Losses.  The provision for loan losses decreased $1.6 million, or 45.5%, to  $1.9 million for the year ended December 31, 2013, from $3.5 million for the year ended December 31, 2012.  The decrease in the provision for loan losses resulted primarily from a decrease in net charge-offs of approximately $1.6 million, and a decrease in non-performing loans, partially offset by loan growth.  Originated loan growth was approximately 26.8% for the year ended December 31, 2013, compared to 8.1% for the year ended December 31, 2012.  Net charge-offs were $2.3 million for the year ended December 31, 2013, compared to net charge-offs of $3.9 million for the year ended December 31, 2012.

Non-interest Income.    Non-interest income increased $1.6 million, or 18.3%, to $10.2 million for the year ended December 31, 2013, from $8.6 million for the year ended December 31, 2012.  This increase was primarily a result of an increase of $683,000 in gain on securities transactions, net, a $724,000 increase in income on bank owned life insurance, and a $401,000 increase in other non-interest income that was primarily related to the sale of vacant land adjacent to a branch, partially offset by an increase of $410,000 in other-than-temporary impairment losses on securities.  Securities gains in 2013 included $963,000 related to the Company’s trading portfolio, while 2012 included securities gains of $384,000 related to the Company’s trading portfolio.

Non-interest Expense.   Non-interest expense increased $4.9 million, or 9.9%, for the year ended December 31, 2013, compared to the year ended December 31, 2012.  This was due primarily to a $3.0 million increase in compensation and employee benefits which is related to increased staff due to branch openings and the Flatbush Federal Bancorp merger (Merger), additional ESOP expense related to the issuance of shares in the second step conversion. The increase in non-interest expense also includes to a lesser extent salary adjustments effective January 1, 2013, and includes an increase of $579,000 in expense related to the Company’s deferred compensation plan which is described above, and had no effect on net income.  Additionally, there was a $1.5 million increase in occupancy expense primarily related to new branches, the Merger, and the renovation of existing branches, and a $562,000 increase in data processing fees due to data conversion charges related to the Merger.  This increase was partially offset by a $394,000 decrease in professional fees.

Income Tax Expense.  The Company recorded income tax expense of $10.7 million for the year ended December 31, 2013, compared to $8.9 million for the year ended December 31, 2012.  The effective tax rate for the year ended December 31, 2013, was 35.9%, as compared to 35.7% for the year ended December 31, 2012.

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

Provision for Loan Losses.  The provision for loan losses decreased $9.1 million, or 71.9%, to  $3.5 million for the year ended December 31, 2012, from $12.6 million for the year ended December 31, 2011.  The decrease in the provision for loan losses was due primarily to a decrease in charge-offs, a shift in the composition of our loan portfolio to multifamily loans, which generally require lower general reserves than our commercial real estate loans, and a decrease in non-performing loans and other asset quality indicators during the year ended December 31, 2012, compared to the year ended December 31, 2011.  The Company recorded net charge-offs of $3.9 million (including $1.2 million related to loans transferred to held-for-sale) and $7.6 million (including $4.0 million related to loans transferred to held-for-sale) during the years ended December 31, 2012 and 2011, respectively.

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

	For the Years Ended December 31,
	2013			2012			2011
	Average Outstanding Balance	Interest	Average Yield/ Rate	Average Outstanding Balance	Interest	Average Yield/ Rate	Average Outstanding Balance	Interest	Average Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Loans	$ 1,339,348	$ 68,472	5.11%	$ 1,100,632	$ 61,514	5.59%	$ 928,904	$ 55,066	5.93%
Mortgage-backed securities	1,014,856	21,920	2.16	1,039,677	26,791	2.58	1,061,308	32,033	3.02
Other securities	129,908	1,459	1.12	116,664	2,588	2.22	131,136	3,314	2.53
Federal Home Loan Bank of New York stock	13,905	536	3.85	13,391	591	4.41	10,459	439	4.20
Interest-earning deposits	46,156	83	0.18	41,462	55	0.13	48,903	165	0.34
Total interest-earning assets	2,544,173	92,470	3.63	2,311,826	91,539	3.96	2,180,710	91,017	4.17
Non-interest-earning assets	192,007			153,827			141,466
Total assets	$ 2,736,180			$ 2,465,653			$ 2,322,176
Interest-bearing liabilities:
Savings, NOW, and money market accounts	$ 982,825	2,635	0.27	$ 917,210	4,136	0.45	$ 741,130	4,651	0.63
Certificates of deposit	370,351	3,866	1.04	480,194	5,701	1.19	566,619	7,600	1.34
Total interest-bearing deposits	1,353,176	6,501	0.48	1,397,404	9,837	0.70	1,307,749	12,251	0.94
Borrowings	429,332	10,447	2.43	484,687	12,807	2.64	476,413	13,162	2.76
Total interest-bearing liabilities	1,782,508	16,948	0.95	1,882,091	22,644	1.20	1,784,162	25,413	1.42
Non-interest-bearing deposits	222,832			173,854			131,224
Accrued expenses and other liabilities	22,176			16,802			13,260
Total liabilities	2,027,516			2,072,747			1,928,646
Stockholders’ equity	708,664			392,906			393,530
Total liabilities and stockholders’ equity	$ 2,736,180			$ 2,465,653			$ 2,322,176
Net interest income		$ 75,522			$ 68,895			$ 65,604
Net interest rate spread (1)			2.68			2.76			2.75
Net interest-earning	$ 761,665			$ 429,735			$ 396,548
assets (2)
Net interest margin (3)			2.97%			2.98%			3.01%
Average interest-earning assets to interest-bearing liabilities	142.73%			122.83%			122.23%

_____________________________

(1)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.

(2)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.

(3)	Net interest margin represents net interest income divided by average total interest-earning assets.

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

	Year Ended December 31,			Year Ended December 31,
	2013 vs. 2012			2012 vs. 2011
			Total			Total
	Increase (Decrease) Due to		Increase	Increase (Decrease) Due to		Increase
	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)
	(In thousands)
Interest-earning assets:
Loans	$ 12,554	$ (5,596)	$ 6,958	$ 9,347	$ (2,899)	$ 6,448
Mortgage-backed securities	(623)	(4,248)	(4,871)	(643)	(4,599)	(5,242)
Other securities	268	(1,397)	(1,129)	(344)	(382)	(726)
Federal Home Loan Bank of New York stock	22	(77)	(55)	129	23	152
Interest-earning deposits	6	22	28	(22)	(88)	(110)
Total interest-earning assets	12,227	(11,296)	931	8,467	(7,945)	522
Interest-bearing liabilities:
Savings, NOW and money market accounts	293	(1,794)	(1,501)	3,071	(3,488)	(417)
Certificates of deposit	(1,141)	(694)	(1,835)	(1,090)	(907)	(1,997)
Total deposits	(848)	(2,488)	(3,336)	1,981	(4,395)	(2,414)
Borrowings	(1,069)	(1,291)	(2,360)	236	(591)	(355)
Total interest-bearing liabilities	(1,917)	(3,779)	(5,696)	2,217	(4,986)	(2,769)
Change in net interest income	$ 14,144	$ (7,517)	$ 6,627	$ 6,250	$ (2,959)	$ 3,291

Asset Quality

Purchased Credit Impaired (“PCI”) Loans

PCI loans were recorded at estimated fair value using discounted expected future cash flows deemed to be collectible on the date acquired. Based on its detailed review of PCI loans and experience in loan workouts, management believes it has a reasonable expectation about the amount and timing of future cash flows and accordingly has classified PCI loans ($59.5 million at December 31, 2013) as accruing, even though they may be contractually past due.  At December 31, 2013, based on contractual principal, 6.6%  of PCI loans were past due 30 to 89 days, and 14.9%  were past due 90 days or more, as compared to 5.4%  and 11.4%, respectively,  at December 31, 2012.  The amount and timing of expected cash flows as of December 31, 2013 did not change significantly from December 31, 2012.

Originated and Acquired Loans

General.  Maintaining loan quality historically has been, and will continue to be, a key element of our business strategy.  We employ conservative underwriting standards for new loan originations and maintain sound credit administration practices while the loans are outstanding.  In addition, substantially all of our loans are secured, predominantly by real estate.  At December 31, 2013, our non-performing loans totaled $17.8 million or 1.20% of total loans held-for-investment.   At the same time, net charge-offs have remained low at 0.17% of average loans outstanding for the year ended December 31, 2013, 0.36% for the year ended December 31, 2012, and 0.78% for the year ended December 31, 2011.  Net charge-offs in 2013 include $856,000 related to the transfer of $2.4 million of loans from held-for-investment to held-for-sale and $1.3 million related to the transfer of $1.6 million of loans held-for-investment to held-for-sale in 2012.

Non-performing Assets and Delinquent Loans.  Non-performing loans decreased $17.8 million, or 49.9%, to $17.8 million at December 31, 2013 from $35.6 million at December 31, 2012.  The following table details non-performing loans at December 31, 2013 and 2012.  At December 31, 2013, the table includes $471,000 of multifamily non-accruing loans held-for-sale and $634,000 of other real estate owned. At December 31, 2012, the table includes $3.8 million of one-to-four family non-accruing loans held-for-sale and $823,000 of other real estate owned (in thousands).

	December 31,	December 31,
	2013	2012
Non-accruing loans:
Held-for-investment	$ 6,649	$ 10,348
Held-for-sale	471	5,325
Non-accruing loans subject to restructuring agreements:
Held-for-investment	10,651	19,152
Held-for-sale	-	122
Total non-accruing loans	17,771	34,947
Loans 90 days or more past due and still accruing:
Held-for-investment	32	621
Total loans 90 days or more past due and still accruing:	32	621
Total non-performing loans	17,803	35,568
Other real estate owned	634	870
Total non-performing assets	$ 18,437	$ 36,438

Loans subject to restructuring agreements and still accruing	$ 26,190	$ 25,697

Accruing loans 30 to 89 days delinquent	$ 13,331	$ 14,780

The following table details non-performing loans by loan type at December 31, 2013 and 2012.  At December 31, 2013, the table includes $471,000 of multifamily non-accruing loans held-for-sale. At December 31, 2012, the table includes $3.8 million of one-to-four family non-accruing loans held-for-sale:

	December 31,
	2013	2012
	(in thousands)
Non-accrual loans:
Real estate loans:
Commercial	$ 12,450	$ 22,425
One- to four-family residential	2,989	6,333
Construction and land	108	2,070
Multifamily	544	1,169
Home equity and lines of credit	1,239	1,694
Commercial and industrial	441	1,256
Total non-accrual loans:	17,771	34,947
Loans delinquent 90 days or more and still accruing:
Real estate loans:
Commercial	-	349
One-to four-family residential	-	270
Other	32	2
Total loans delinquent 90 days or more and still accruing	32	621
Total non-performing loans	$ 17,803	$ 35,568

Generally loans, excluding PCI loans, are placed on non-accruing status when they become 90 days or more delinquent, and remain on non-accrual status until they are brought current, have six consecutive months of performance under the loan terms, and factors indicating reasonable doubt about the timely collection of payments no longer exist.  Therefore, loans may be current in accordance with their loan terms, or may be less than 90 days delinquent and still be on a non-accruing status.

The decrease in non-accrual loans was attributable primarily to $6.8 million of loans held-for-sale being sold, $4.7 million of loans returning to accrual status, $3.0 million of pay-offs and principal pay-downs, $968,000 of charge-offs,  and the sale of $5.0 million of loans held-for-investment.  The above decreases in non-accruing loans, were partially offset by $3.4 million of loans being placed on non-accrual status during the year ended December 31, 2013.

At December 31, 2013, the Company had $13.3 million of accruing loans that were 30 to 89 days delinquent, as compared to $14.8 million at December 31, 2012.  The following table sets forth the total amounts of delinquencies for accruing loans that were 30 to 89 days past due by type and by amount at the dates indicated.

	December 31,
	2013	2012
	(in thousands)
Real estate loans:
Commercial	$ 4,274	$ 4,736
One- to four-family residential	5,644	5,584
Construction and land	-	159
Multifamily	2,483	2,731
Home equity and lines of credit	94	44
Commercial and industrial loans	815	1,467
Other loans	21	59
Total	$ 13,331	$ 14,780

Included in non-accruing loans are loans subject to restructuring agreements totaling $10.6 million and $19.3 million at December 31, 2013, and December 31, 2012, respectively.  At December 31, 2013, $3.2 million, or 29.7% of the $10.6 million of loans subject to restructuring agreements, were performing in accordance with their restructured terms, as compared to $16.0 million, or 83.0%, at December 31, 2012.  One relationship accounts for the entire $7.5 million of loans not performing in accordance with their restructured terms at December 31, 2013. The relationship is made of up of several loans totaling $7.5 million collateralized by real estate, with an aggregate appraised value of $9.5 million.  The Company also holds loans subject to restructuring agreements that are on accrual status, which totaled $26.2 million and $25.7 million at December 31, 2013, and December 31, 2012, respectively.  At December 31, 2013, all of these loans were performing in accordance with their restructured terms.  Generally, the types of concessions that we make to troubled borrowers include reductions to both temporary and permanent interest rates, extensions of payment terms, and to a lesser extent forgiveness of principal and interest.

The table below sets forth the amounts and categories of the troubled debt restructurings as of December 31, 2013 and December 31, 2012.

	At December 31,
	2013		2012
	Non-Accruing	Accruing	Non-Accruing	Accruing
	(in thousands)
Troubled Debt Restructurings:
Real estate loans:
Commercial	$ 9,496	$ 21,536	$ 16,046	$ 21,785
One- to four-family residential	607	1,176	612	569
Construction and land	108	-	2,070	-
Multifamily	-	2,074	-	2,041
Home equity and lines of credit	-	341	96	356
Commercial and industrial loans	441	1,063	451	946
	$ 10,652	$ 26,190	$ 19,275	$ 25,697

Performing in accordance with restructured terms	29.65%	100.00%	82.96%	100.00%

Allowance for loan losses.    The allowance for loan losses to non-performing loans (held-for-investment) increased from 87.73% at December 31, 2012, to 150.23% at December 31, 2013.  This increase was primarily attributable to a decrease in non-performing loans of $17.8 million, from $35.6 million at December 31, 2012, to $17.8 million at December 31, 2013.  At December 31, 2013, 91.5% of the appraisals utilized for our impairment analysis were completed within the last nine months and 8.5% were completed within the last 18 months.  All appraisals older than 12 months were reviewed by management and appropriate adjustments were made utilizing current market indices.  Generally, non-performing loans are charged down to the appraised value of collateral less costs to sell, which reduces the ratio of the allowance for loan losses to non-performing loans.  Downward adjustments to appraisal values, primarily to reflect “quick sale” discounts, are generally recorded as specific reserves within the allowance for loan losses.

The allowance for loan losses to originated loans held-for-investment, net, decreased to 1.93% at December 31, 2013, from 2.48% at December 31, 2012.  The decrease in the Company’s allowance for loan losses during the year is primarily attributable to net charge-offs exceeding the provision recorded for the year ended December 31, 2013.  Net charge-offs were $2.3 million and $3.9 million for the years ended December 31, 2013 and 2012, respectively, compared to a provision of $1.9 million and $3.5 for the years ended December 31, 2013 and 2012, respectively.

Specific reserves on impaired loans decreased $983,000, or 27.28%, from $3.6 million, at December 31, 2012, to $2.6 million at December 31, 2013.  At December 31, 2013, the Company had 36 loans classified as impaired and recorded a total of $2.6 million of specific reserves on 12 of the 36 impaired loans.  At December 31, 2012, the Company had 47 loans classified as impaired and recorded a total of $3.6 million of specific reserves on 17 of the 47 impaired loans.

The following table sets forth activity in our allowance for loan losses, by loan type, at December 31, for the years indicated.

	Real estate loans
	Commercial	One-to-four Family Residential	Construction and Land	Multifamily	Home Equity and Lines of Credit	Commercial and Industrial	Insurance Premium Loans	Other	Purchase Credit-Impaired	Unallocated	Total Allowance for Loan Losses
	(in thousands)
2010	$12,654	$570	$1,855	$5,137	$242	$719	$111	$28	$-	$503	$21,819
Provision for loan losses	6,809	498	27	2,353	238	1,931	115	12	-	606	12,589
Recoveries	55	-	-	-	-	23	30	-	-	-	108
Charge-offs	(4,338)	(101)	(693)	(718)	(62)	(1,698)	(70)	-	-	-	(7,680)
2011	15,180	967	1,189	6,772	418	975	186	40	-	1,109	26,836
Provision for loan losses	1,021	956	(152)	1,034	207	189	(3)	(44)	236	92	3,536
Recoveries	107	-	-	9	-	86	18	25	-	-	245
Charge-offs	(1,828)	(1,300)	(43)	(729)	(2)	(90)	(198)	(3)	-	-	(4,193)
2012	14,480	623	994	7,086	623	1,160	3	18	236	1,201	26,424
Provision for loan losses	(654)	648	(1,356)	2,945	728	(557)	(3)	1	352	(177)	1,927
Recoveries	1	18	567	-	-	201	-	73	-	-	860
Charge-offs	(1,208)	(414)	-	(657)	(491)	(379)	-	(25)	-	-	(3,174)
2013	$12,619	$875	$205	$9,374	$860	$425	$-	$67	$588	$1,024	$26,037

During the year ended December 31, 2013, the Company recorded net charge-offs of $2.3 million, a decrease of $1.6 million, or 41.4%, as compared to the year ended December 31, 2012.  The decrease in net charge-offs was primarily attributable to a $514,000 decrease in net charge-offs related to commercial real estate loans, a $610,000 decrease in net charge-offs related to construction and land loans, a $180,000 decrease in net charge-offs related to insurance premium loans, and a $904,000 decrease in net charge-offs related to one-to-four family residential real estate loans, offset by a $174,000 increase in net charge-offs related to commercial and industrial loans and a $489,000 increase in net charge-offs related to home equity loans. 2013 and 2012 net charge-offs include $471,000 related to loans transferred to held-for-sale. As a result of increases in outstanding balances the allowance for loan losses allocated to multifamily real estate loans was increased by $2.3 million, or 32.3%, from $7.1 million at December 31, 2012, to $9.4 million at December 31, 2013.  In addition, as a result of reduced non-performing loans and net charge-offs incurred, the Company’s historical and general loss factors have decreased, thus decreasing the allowance for loan losses allocated to commercial real estate loans, one-to-four family residential loans, and construction and land loans. Allowance for loan losses allocated to home equity loans and commercial and industrial loans increased slightly from December 31, 2012, to December 31, 2013.  This increase was primarily attributable to an increase in historical loss factors, coupled with the increased level of non-performing loans.

Management of Market Risk

General.  The majority of our assets and liabilities are monetary in nature.  Consequently, our most significant form of market risk is interest rate risk.  Our assets, consisting primarily of loans and mortgage-related assets, generally have longer maturities than our liabilities, which consist primarily of deposits and wholesale funding.  As a result, a principal part of our business strategy involves managing interest rate risk and limiting the exposure of our net interest income to changes in market interest rates.  Accordingly, our board of directors has established a management risk committee, comprised of our Chief Investment Officer, who chairs this Committee, our Chief Executive Officer, our President/Chief Operating Officer, our Chief Financial Officer, our Chief Lending Officer, and our Executive Vice President of Operations.  This committee is responsible for, among other things, evaluating the interest rate risk inherent in our assets and liabilities, for recommending to the risk management committee of our board of directors the level of risk that is appropriate given our business strategy, operating environment, capital, liquidity and performance objectives, and for managing this risk consistent with the guidelines approved by the board of directors.

We seek to manage our interest rate risk in order to minimize the exposure of our earnings and capital to changes in interest rates.  As part of our ongoing asset-liability management, we currently use the following strategies to manage our interest rate risk:

•

originating multifamily loans and commercial real estate loans that generally tend to have shorter maturities than one-to-four family residential real estate loans and have higher interest rates that generally reset from five to ten years;

•	investing in shorter term investment grade corporate securities and mortgage-backed securities; and

•	obtaining general financing through lower-cost core deposits and longer-term Federal Home Loan Bank advances and repurchase agreements.

Shortening the average term of our interest-earning assets by increasing our investments in shorter-term assets, as well as originating loans with variable interest rates, helps to better match the maturities and interest rates of our assets and liabilities, thereby reducing the exposure of our net interest income to changes in market interest rates.

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

The table below sets forth, as of December 31, 2013, our calculation of the estimated changes in our NPV, NPV ratio, and percent change in net interest income that would result from the designated instantaneous and sustained changes in interest rates.  Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments and deposit repricing characteristics including decay rates, and correlations to movements in interest rates, and should not be relied on as indicative of actual results (dollars in thousands).

			NPV
Change in Interest Rates (basis points)	Estimated Present Value of Assets	Estimated Present Value of Liabilities	Estimated NPV	Estimated Change In NPV	Estimated Change in NPV %	Estimated NPV/Present Value of Assets Ratio	Net Interest Income Percent Change
+400	$ 2,317,122	$ 1,834,079	$ 483,043	$ (234,375)	(32.67)%	20.85%	(10.84)%
+300	2,389,483	1,863,451	526,032	(191,386)	(26.68)	22.01	(7.96)
+200	2,474,496	1,893,723	580,773	(136,645)	(19.05)	23.47	(5.08)
+100	2,569,820	1,924,935	644,885	(72,533)	(10.11)	25.09	(2.41)
0	2,674,545	1,957,127	717,418	-	-	26.82	0.00
(100)	2,771,974	1,989,259	782,715	65,297	9.10	28.24	(0.65)
(200)	$ 2,865,823	$ 2,005,886	$ 859,937	$ 142,519	19.87%	30.01%	(4.43)%

.

_____________________________

(1)	Assumes an instantaneous and sustained uniform change in interest rates at all maturities.

(2)	NPV includes non-interest earning assets and liabilities.

The table above indicates that at December 31, 2013, in the event of a 200 basis point decrease in interest rates, we would experience a 19.87% increase in estimated net portfolio value and a 4.43% decrease in net interest income.  In the event of a 400 basis point increase in interest rates, we would experience a 32.67% decrease in net portfolio value and a 10.84% decrease in net interest income.  Our policies provide that, in the event of a 300 basis point increase/decrease or less in interest rates, our net present value ratio should decrease by no more than 400 basis points and in the event of a 200 basis point increase/decrease, our projected net interest income should decrease by no more than 20%.  Additionally, our policy states that our net portfolio value should be at least 8.5% of total assets before and after such shock at December 31, 2013.  At December 31, 2013, we were in compliance with all board approved policies with respect to interest rate risk management.

Certain shortcomings are inherent in the methodologies used in determining interest rate risk through changes in net portfolio value and net interest income.  Our model requires us to make certain assumptions that may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates.  However, we also apply consistent parallel yield curve shifts (in both directions) to determine possible changes in net interest income if the theoretical yield curve shifts occurred gradually.  Net interest income analysis also adjusts the asset and liability repricing analysis based on changes in prepayment rates resulting from the parallel yield curve shifts.  In addition, the net portfolio value and net interest income information presented assume that the composition of our interest-sensitive assets and liabilities existing at the beginning of a period remains constant over the period being measured and assume that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration or repricing of specific assets and liabilities.  Accordingly, although interest rate risk calculations provide an indication of our interest rate risk exposure at a particular point in time, such measurements are not intended to and do not provide a precise forecast of the effect of changes in market interest rates on our net portfolio value or net interest income and will differ from actual results.

Liquidity and Capital Resources

Liquidity is the ability to fund assets and meet obligations as they come due.  Our primary sources of funds consist of deposit inflows, loan repayments, borrowings through repurchase agreements and advances from money center banks and the Federal Home Loan Bank of New York, and repayments, maturities and sales of securities.  While maturities and scheduled amortization of loans and securities are reasonably predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions, and competition.  Our board risk committee is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and withdrawals of deposits by our customers as well as unanticipated contingencies.  We seek to maintain a ratio of liquid assets (not subject to pledge) as a percentage of deposits and borrowings of 35% or greater.  At December 31, 2013, this ratio was 43.25%.  We believe that we had sufficient sources of liquidity to satisfy our short- and long-term liquidity needs at December 31, 2013.

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

The Company had the following primary sources of liquidity at December 31, 2013 (in thousands):

Cash and cash equivalents	$ 61,239
Corporate bonds	76,491
Unpledged multi-family loans	308,700
Unpledged mortgage-backed securities (Issued or guaranteed by the U.S. Government, Fannie Mae, or Freddie Mac)	537,400

At December 31, 2013, we had $61.3 million in outstanding loan commitments.  In addition, we had $46.1 million in unused lines of credit to borrowers.  Certificates of deposit due within one year of December 31, 2013, totaled $215.7 million, or 14.4% of total deposits.  If these deposits do not remain with us, we will be required to seek other sources of funds, including loan sales, securities sales, other deposit products, including replacement certificates of deposit, securities sold under agreements to repurchase (repurchase agreements), and advances from the Federal Home Loan Bank of New York and other borrowing sources.  Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on December 31, 2013.  We believe, based on experience, that a significant portion of such deposits will remain with us, and we have the ability to attract and retain deposits by adjusting the interest rates offered.

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

Northfield Bancorp, Inc. is a separate legal entity from Northfield Bank and must provide for its own liquidity to fund dividend payments, stock repurchases and other corporate risk factors. The Company’s primary source of liquidity is the receipt of dividend payments from the Bank in accordance with applicable regulatory requirements and proceeds from the stock offering. At December 31, 2013, Northfield Bancorp, Inc. (unconsolidated) had liquid assets of $141.5 million.

Northfield Bank is subject to various regulatory capital requirements, including a risk-based capital measure.  The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning assets and off-balance sheet items to broad risk categories.  At December 31, 2013, Northfield Bank exceeded all regulatory capital requirements and is considered “well capitalized” under regulatory guidelines.  See “Supervision and Regulation” and Note 13 of the Notes to the Consolidated Financial Statements.

The net proceeds from the second-step stock offering completed on January 24, 2013, significantly increased our liquidity and capital resources.  The initial level of liquidity has been reduced as net proceeds from the stock offering have been used for general corporate purposes, including the funding of loans.  Our financial condition and results of operations have been enhanced by the net proceeds from the stock offering, resulting in increased net interest-earning assets and net interest income.  However, due to the increase in equity resulting from the net proceeds from the stock offering, our return on equity has been adversely affected.

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

The following table summarizes our significant fixed and determinable contractual obligations and other funding needs by payment date at December 31, 2013.  The payment amounts represent those amounts due to the recipient and do not include any unamortized premiums or discounts or other similar carrying amount adjustments.

	Payments Due by Period
Contractual Obligations	Less Than One Year	One to Three Years	Three to Five Years	More Than Five Years	Total
	(In thousands)
Long-term debt (1)	$ 99,859	$ 223,410	$ 144,083	$ -	$ 467,352
Floating rate advances	2,485	-	-	-	2,485
Operating leases	3,928	7,840	7,094	30,998	49,860
Capitalized leases	411	516	516	44	1,487
Certificates of deposit	215,692	78,571	8,150	5,489	307,902
Total	$ 322,375	$ 310,337	$ 159,843	$ 36,531	$ 829,086
Commitments to extend credit (2)	$ 107,357	$ -	$ -	$ -	$ 107,357

_____________________________

(1)	Includes repurchase agreements, Federal Home Loan Bank of New York advances, and accrued interest payable at December 31, 2013.

(2)	Includes unused lines of credit which are assumed to be funded within the year.

During 2012, we sold the rights to service Freddie Mac loans to a third-party bank.  These one-to-four family residential mortgage real estate loans were underwritten to Freddie Mac guidelines and to comply with applicable federal, state, and local laws.  At the time of the closing of these loans the Company owned the loans and subsequently sold them to Freddie Mac providing normal and customary representations and warranties, including representations and warranties related to compliance with Freddie Mac underwriting standards.  At the time of sale, the loans were free from encumbrances except for the mortgages filed by the Company which, with other underwriting documents, were subsequently assigned and delivered to Freddie Mac.  At the time of sale to the third-party, substantially all of the loans serviced for Freddie Mac were performing in accordance with their contractual terms and management believes that it has no material repurchase obligations associated with these loans.

Impact of Recent Accounting Standards and Interpretations

In February 2013, the FASB issued ASU No. 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” This ASU adds new disclosure requirements for items reclassified out of accumulated other comprehensive income to be in a single location in the financial statements. The Company’s disclosures of the components of accumulated other comprehensive income are disclosed in its Statements of Comprehensive Income.  The new guidance became effective for all interim and annual periods beginning January 1, 2013, and is to be applied prospectively.  The adoption of this pronouncement resulted in a change to the presentation of the Company’s financial statements but did not have an impact on the Company’s financial condition or results of operations.

In January, 2014, the FASB issued ASU No. 2014-04, “Receivables – Troubled Debt Restructurings by Creditors (subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure.”  This ASU clarifies that if an in-substance repossession occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure, or the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal arrangement.   This ASU will require interim and annual disclosure of both, the amount of foreclosed residential real estate property held by the creditor and the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction.  ASU No. 2014-04 is effective for annual and interim periods beginning after December 15, 2014.  The Company’s adoption of this pronouncement is not expected to have a material impact on the Company’s consolidated financial statements.

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

ITEM 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

For information regarding market risk see Item 7- “Management’s Discussion and Analysis of Financial Conditions and Results of Operations – Management of Market Risk.”

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Northfield Bancorp, Inc. and subsidiaries:

We have audited the accompanying consolidated balance sheets of Northfield Bancorp, Inc, and subsidiaries (the Company) as of December 31, 2013 and 2012, and the related consolidated statements of comprehensive (loss) income, changes in stockholders’ equity, and cash flows for each of the years in the three year period ended December 31, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Northfield Bancorp, Inc. and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 17, 2014 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Short Hills, New Jersey

March 17, 2014

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Northfield Bancorp, Inc. and subsidiaries:

We have audited Northfield Bancorp, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Northfield Bancorp, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Northfield Bancorp, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Northfield Bancorp, Inc. and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of comprehensive (loss) income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2013, and our report dated March 17, 2014 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Short Hills, New Jersey

March 17, 2014

NORTHFIELD BANCORP, INC.  AND SUBSIDIARIES

Consolidated Balance Sheets

	At December 31,
	2013	2012
	(In thousands, except share data)
ASSETS:
Cash and due from banks	$ 15,348	$ 25,354
Interest-bearing deposits in other financial institutions	45,891	103,407
Total cash and cash equivalents	61,239	128,761
Trading securities	5,998	4,677
Securities available-for-sale, at estimated fair value
(encumbered $197,896 in 2013 and $254,190 in 2012)	937,085	1,275,631
Securities held-to-maturity, at amortized cost (estimated fair value of $2,309 in 2012)
(encumbered $0 in 2012)	-	2,220
Loans held-for-sale	471	5,447
Purchased credit-impaired (PCI) loans held-for-investment	59,468	75,349
Loans acquired	77,817	101,433
Originated loans held-for-investment, net	1,352,191	1,066,200
Loans held-for-investment, net	1,489,476	1,242,982
Allowance for loan losses	(26,037)	(26,424)
Net loans held-for-investment	1,463,439	1,216,558
Accrued interest receivable	8,137	8,154
Bank owned life insurance	125,113	93,042
Federal Home Loan Bank of New York stock, at cost	17,516	12,550
Premises and equipment, net	29,057	29,785
Goodwill	16,159	16,159
Other real estate owned	634	870
Other assets	37,916	19,347
Total assets	$ 2,702,764	$ 2,813,201

LIABILITIES AND STOCKHOLDERS’ EQUITY:
LIABILITIES:
Deposits	$ 1,492,689	$ 1,956,860
Securities sold under agreements to repurchase	181,000	226,000
Other borrowings	289,325	193,122
Advance payments by borrowers for taxes and insurance	6,441	3,488
Accrued expenses and other liabilities	17,201	18,858
Total liabilities	1,986,656	2,398,328

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value; 10,000,000 shares authorized, none issued or outstanding	-	-
Common stock, $0.01 par value: 150,000,000 shares authorized, 58,226,326 and 46,904,286 shares issued at December 31, 2013 and 2012, respectively, 57,926,233
and 41,486,819 outstanding at December 31, 2013 and 2012, respectively	582	469
Additional paid-in-capital	508,609	230,253
Unallocated common stock held by employee stock ownership plan	(26,985)	(13,965)
Retained earnings	242,180	249,892
Accumulated other comprehensive (loss) income	(4,650)	18,231
Treasury stock at cost; 300,093 and 5,417,467 shares at December 31, 2013 and 2012, respectively	(3,628)	(70,007)
Total stockholders’ equity	716,108	414,873
Total liabilities and stockholders’ equity	$ 2,702,764	$ 2,813,201

See accompanying notes to consolidated financial statements.

NORTHFIELD BANCORP, INC.  AND SUBSIDIARIES

Consolidated Statements of Comprehensive (Loss) Income

	Years ended December 31,
	2013	2012	2011
	(in thousands, except share data)
Interest income:
Loans	$ 68,472	$ 61,514	$ 55,066
Mortgage-backed securities	21,920	26,791	32,033
Other securities	1,459	2,588	3,314
Federal Home Loan Bank of New York dividends	536	591	439
Deposits in other financial institutions	83	55	165
Total interest income	92,470	91,539	91,017
Interest expense:
Deposits	6,501	9,837	12,251
Borrowings	10,447	12,807	13,162
Total interest expense	16,948	22,644	25,413
Net interest income	75,522	68,895	65,604
Provision for loan losses	1,927	3,536	12,589
Net interest income after provision for loan losses	73,595	65,359	53,015
Non-interest income:
Bargain purchase gain, net of taxes	-	-	3,560
Fees and service charges for customer services	3,182	3,005	2,946
Income on bank owned life insurance	3,607	2,883	2,973
Gain on securities transactions, net	3,217	2,534	2,603
Other-than-temporary impairment losses on securities	(434)	(24)	(1,152)
Portion recognized in other comprehensive income (before taxes)	-	-	743
Net impairment losses on securities recognized in earnings	(434)	(24)	(409)
Other	589	188	162
Total non-interest income	10,161	8,586	11,835
Non-interest expense:
Compensation and employee benefits	27,142	24,096	21,626
Occupancy	9,709	8,192	6,297
Furniture and equipment	1,751	1,463	1,204
Data processing	4,301	3,739	2,775
Professional fees	2,885	3,279	2,334
FDIC insurance	1,432	1,628	1,629
Other	6,653	6,601	5,665
Total non-interest expense	53,873	48,998	41,530
Income before income tax expense	29,883	24,947	23,320
Income tax expense	10,736	8,916	6,497
Net income	$ 19,147	$ 16,031	$ 16,823
Net income per common share:
Basic	$ 0.35	$ 0.30	$ 0.30
Diluted	$ 0.34	$ 0.29	$ 0.30
Weighted average shares outstanding - basic	54,637,680	54,339,467	56,216,794
Weighted average shares outstanding - diluted	55,560,309	55,115,680	56,842,888
Other comprehensive (loss) income:
Unrealized (losses) gains on securities:
Net unrealized holding (losses) gains on securities	$ (37,449)	$ 3,418	$ 13,267
Less: reclassification adjustment for net gains included in net income (included in gain on securities transactions, net)	(2,254)	(2,150)	(2,754)
Net unrealized (losses) gains	(39,703)	1,268	10,513
Post retirement benefits adjustment	1,134	85	10
Reclassification adjustment for OTTI impairment included in net income (included OTTI losses on securities)	434	24	409
Other comprehensive (loss) income, before tax	(38,135)	1,377	10,932
Income tax (benefit) expense related to net unrealized holding (losses) gains on securities	(14,980)	1,432	5,306
Income tax expense related to reclassification adjustment for gains included in net income	(902)	(860)	(1,102)
Income tax expense related to post retirement benefits adjustment	454	34	4
Income tax benefit related to reclassification adjustment for OTTI impairment included in net income	174	10	164
Other comprehensive (loss) income, net of tax	(22,881)	761	6,560
Comprehensive (loss) income	$ (3,734)	$ 16,792	$ 23,383

See accompanying notes to consolidated financial statements.

NORTHFIELD BANCORP, INC.  AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity

	For the years ended December 31, 2013, 2012 and 2011
				Unallocated		Accumulated
				Common Stock		Other
	Common Stock		Additional	Held by the		Comprehensive		Total
		Par	Paid-in	Employee Stock	Retained	Income (Loss),	Treasury	Stockholders'
	Shares	Value	Capital	Ownership Plan	Earnings	Net of tax	Stock	Equity
	(In thousands, except share data)
Balance at December 31, 2010	45,632,611	$ 456	$ 205,863	$ (15,188)	$ 222,655	$ 10,910	$ (27,979)	$ 396,717
Net income					16,823			16,823
Other comprehensive income						6,560		6,560
ESOP shares allocated or committed to be released			206	618				824
Stock compensation expense			3,047					3,047
Additional tax benefit on equity awards			186					186
Exercise of stock options					(1)		16	15
Cash dividends declared ($0.16 per common share)					(3,701)			(3,701)
Treasury stock (average cost of $13.52 per share)							(37,821)	(37,821)
Balance at December 31, 2011	45,632,611	$ 456	$ 209,302	$ (14,570)	$ 235,776	$ 17,470	$ (65,784)	$ 382,650
Net income					16,031			16,031
Other comprehensive income						761		761
ESOP shares allocated or committed to be released			273	605				878
Stock compensation expense			3,029					3,029
Additional tax benefit on equity awards			204					204
Common stock issued to complete merger	1,271,675	13	17,445					17,458
Exercise of stock options					(193)		121	(72)
Cash dividends declared ($0.09 per common share)					(1,722)			(1,722)
Treasury stock (average cost of $13.81 per share)							(4,344)	(4,344)
Balance at December 31, 2012	46,904,286	$ 469	$ 230,253	$ (13,965)	$ 249,892	$ 18,231	$ (70,007)	$ 414,873
Net income					19,147			19,147
Other comprehensive income, net of tax						(22,881)		(22,881)
ESOP shares allocated or committed to be released			484	1,204				1,688
Stock compensation expense			3,349					3,349
Additional tax benefit on equity awards			296					296
Corporate reorganization:
Merger of Northfield Bancorp, MHC	(24,641,684)	(246)	370					124
Exchange of common stock	(16,845,135)	(169)	169					0
Treasury stock retired	(5,417,467)	(54)	(69,953)				70,007	0
Proceeds of stock offering, net of costs	56,777,462	568	329,396					329,964
Purchase of common stock by ESOP	1,422,357	14	14,224	(14,224)				14
Exercise of stock options	26,507		21					21
Cash dividends declared ($0.49 per common share)					(26,859)			(26,859)
Treasury stock (average cost of $12.09 per share)							(3,628)	(3,628)
Balance at December 31, 2013	58,226,326	$ 582	$ 508,609	$ (26,985)	$ 242,180	$ (4,650)	$ (3,628)	$ 716,108

See accompanying notes to consolidated financial statements.

NORTHFIELD BANCORP, INC.  AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2013	2012	2011
	(In thousands)
Cash flows from operating activities:
Net income	$ 19,147	$ 16,031	$ 16,823
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,927	3,536	12,589
ESOP and stock compensation expense	5,037	3,907	3,871
Depreciation	3,634	2,824	2,151
Amortization of premiums, and deferred loan costs, net of (accretion) of discounts, and deferred loan fees	1,949	339	1,653
Amortization of mortgage servicing rights	-	57	60
Income on bank owned life insurance	(3,607)	(2,883)	(2,973)
Gain on sale of premises and equipment and other real estate owned	(397)	-	(84)
Net (gain) loss on sale of loans held-for-sale	(60)	106	(20)
Proceeds from sale of loans held-for-sale	12,726	17,107	11,206
Origination of loans held-for-sale	(3,986)	(13,314)	(10,467)
Gain on securities transactions, net	(3,217)	(2,534)	(2,603)
Bargain purchase gain, net of tax	-	-	(3,560)
Net impairment losses on securities recognized in earnings	434	24	409
Net purchases of trading securities	(358)	(147)	(202)
Decrease in accrued interest receivable	17	899	125
Decrease (increase) in other assets	978	4,316	(1,659)
Decrease in prepaid FDIC assessment	-	1,415	1,609
Deferred taxes	(4,033)	(2,733)	(2,883)
(Decrease) increase in accrued expenses and other liabilities	(623)	(1,289)	1,196
Amortization of core deposit intangible	440	316	219
Net cash provided by operating activities	30,008	27,977	27,460
Cash flows from investing activities:
Net increase in loans receivable	(253,145)	(96,339)	(169,258)
(Purchase) redemptions of Federal Home Loan Bank of New York stock, net	(4,966)	585	(2,628)
Purchases of securities available-for-sale	(289,562)	(801,492)	(476,918)
Principal payments and maturities on securities available-for-sale	331,536	420,271	403,389
Principal payments and maturities on securities held-to-maturity	-	32,275	1,442
Proceeds from sale of securities available-for-sale	259,551	207,700	182,658
Purchase of bank owned life insurance	(28,464)	(7,729)	-
Proceeds from sale of premises and equipment and other real estate owned	519	3,240	571
Purchases and improvements of premises and equipment	(2,916)	(8,035)	(6,082)
Net cash acquired in business combinations	-	4,721	77,449
Net cash provided by (used in) investing activities	12,553	(244,803)	10,623
Cash flows from financing activities:
Net increase (decrease) in deposits	(174,617)	352,766	(67,550)
Dividends paid	(26,859)	(1,722)	(3,701)
Net proceeds from sale of common stock	54,648	-	-
Merger of Northfield Bancorp, MHC	124	-	-
Purchase of common stock for ESOP	(14,224)	-	-
Exercise of stock options	21	16	15
Purchase of treasury stock	(3,628)	(4,344)	(37,821)
Additional tax benefit on equity awards	296	204	186
Increase in advance payments by borrowers for taxes and insurance	2,953	1,287	1,508
Repayments under capital lease obligations	(289)	(251)	(217)
Proceeds from securities sold under agreements to repurchase and other borrowings	539,250	398,439	584,508
Repayments related to securities sold under agreements to repurchase and other borrowings	(487,758)	(466,077)	(493,594)
Net cash (used in) provided by financing activities	(110,083)	280,318	(16,666)
Net (decrease) increase in cash and cash equivalents	(67,522)	63,492	21,417
Cash and cash equivalents at beginning of period	128,761	65,269	43,852
Cash and cash equivalents at end of period	$ 61,239	$ 128,761	$ 65,269

NORTHFIELD BANCORP, INC.  AND SUBSIDIARIES

Consolidated Statements of Cash Flows – (Continued)

	Years Ended December 31,
	2013	2012	2011
	(In thousands)
Supplemental cash flow information:
Cash paid during the period for:
Interest	$ 17,177	$ 22,997	$ 25,008
Income taxes	16,196	7,991	9,483
Non-cash transactions:
Transfers of held-to-maturity securities to available-for-sale securities	2,200	-	-
Loans charged-off, net	2,314	3,949	7,572
Transfers of loans to other real estate owned	-	306	2,509
Other real estate owned charged-off	124	512	26
(Decrease) in due to broker for purchases of securities available-for-sale	-	-	(70,747)
Transfers of loans to held-for-sale, at fair value	3,704	5,446	7,497
Deposits utilized to purchase common stock	289,554	-	-
Acquisition:
Non-cash assets acquired, at fair value:
Securities available-for-sale	-	-	21,195
Securities held-to-maturity	-	32,700	-
Loans	-	81,876	91,917
Core deposit intangible	-	592	1,160
Other real estate owned	-	823	1,166
Accrued interest receivable	-	443	862
FHLB NY stock	-	458	265
Bank owned life insurance	-	4,652	-
Premises and equipment	-	4,586	-
Other assets	-	5,792	633
Total non-cash assets acquired	-	131,922	117,198
Non-cash liabilities assumed, at fair value:
Deposits	-	110,568	188,234
Borrowings	-	5,077	-
Other liabilities	-	3,540	2,853
Total non-cash liabilities assumed	-	119,185	191,087
Net non-cash assets acquired	-	12,737	(73,889)
Net cash and cash equivalents acquired	-	4,721	77,449
Common stock issued in acquisition	-	13	-

See accompanying notes to consolidated financial statements.

NORTHFIELD BANCORP, INC.  AND SUBSIDIARIES

Notes to Financial Statements

(1)Summary of Significant Accounting Policies

The following significant accounting and reporting policies of Northfield Bancorp, Inc. and subsidiaries (collectively, the “Company”), conform to U.S. generally accepted accounting principles (GAAP), and are used in preparing and presenting these consolidated financial statements.

(a)    Plan of Conversion and Reorganization

On June 6, 2012, the Board of Trustees of Northfield Bancorp, MHC (MHC) and the Board of Directors of the Company adopted a Plan of Conversion and Reorganization (the Plan).  Pursuant to the Plan, the MHC converted from the mutual holding company form of organization to the fully public form on January 24, 2013.  The MHC was merged into the Company, and the MHC no longer exists.  The Company merged into a new Delaware corporation named Northfield Bancorp, Inc.  As part of the conversion, the MHC’s ownership interest of the Company was offered for sale in a public offering.  The existing publicly held shares of the Company, which represented the remaining ownership interest in the Company, were exchanged for new shares of common stock of Northfield Bancorp, Inc., the new Delaware Corporation.  The exchange ratio ensured that immediately after the conversion and public offering, the public shareholders of the Company owned the same aggregate percentage of Northfield Bancorp., Inc. common stock that they owned immediately prior to that time (excluding shares purchased in the stock offering and cash received in lieu of fractional shares).  When the conversion and public offering was completed, all of the capital stock of Northfield Bank was owned by Northfield Bancorp, Inc., the Delaware Corporation.

The Plan provided for the establishment of special “liquidation accounts” for the benefit of certain depositors of Northfield Bank in an amount equal to the greater of the MHC’s ownership interest in the retained earnings of the Company as of the date of the latest balance sheet contained in the prospectus or the retained earnings of Northfield Bank at the time it reorganized into the MHC.  Following the completion of the conversion, under the rules of the Board of Governors of the Federal Reserve System, Northfield Bank is not permitted to pay dividends on its capital stock to Northfield Bancorp., Inc., its sole shareholder, if Northfield Bank’s shareholder’s equity would be reduced below the amount of the liquidation accounts.  The liquidation accounts will be reduced annually to the extent that eligible account holders have reduced their qualifying deposits.  Subsequent increases in qualifying deposits will not restore an eligible account holder’s interest in the liquidation accounts.

Direct costs of the conversion and public offering were deferred and reduced the proceeds from the shares sold in the public offering.  Costs of $11.5 million were incurred related to the conversion.

Share and per share amounts have been restated to reflect the completion of our second-step conversion on January 24, 2013 at a conversion ratio of 1.4029 unless noted otherwise.

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

NORTHFIELD BANCORP, INC.  AND SUBSIDIARIES

Notes to Financial Statements – (Continued)

(d)    Cash Equivalents

Cash equivalents consist of cash on hand, due from banks, and interest-bearing deposits in other financial institutions with an original term of three months or less.

(e)    Securities

Securities are classified at the time of purchase, based on management’s intention, as securities held- to-maturity, securities available-for-sale, or trading account securities.  Securities held-to-maturity are those that management has the positive intent and ability to hold until maturity.  Securities held-to-maturity are carried at amortized cost, adjusted for amortization of premiums and accretion of discounts using the level‑yield method over the contractual term of the securities, adjusted for actual prepayments.  Securities available-for-sale represents all securities not classified as either held-to-maturity or trading.  Securities available-for-sale are carried at estimated fair value with unrealized holding gains and losses (net of related tax effects) on such securities excluded from earnings, but included as a separate component of stockholders’ equity, titled “Accumulated other comprehensive income  (loss).”  The cost of securities sold is determined using the specific‑identification method.  Security transactions are recorded on a trade-date basis. Trading securities are securities that are bought and may be held for the purpose of selling them in the near term.  Trading securities are reported at estimated fair value, with unrealized holding gains and losses reported as a component of gain (loss) on securities transactions, net in non-interest income.

Our evaluation of other-than-temporary impairment considers the duration and severity of the impairment, our intent and ability to hold the securities, and our assessments of the reason for the decline in value and the likelihood of a near-term recovery.  If a determination is made that a debt security is other-than-temporarily impaired, the Company will estimate the amount of the unrealized loss that is attributable to credit and all other non-credit related factors.  If we intend to hold securities in an unrealized loss position until the loss is recovered, which may be at maturity,  the credit related component will be recognized as an other-than-temporary impairment charge in non-interest income.  The non-credit related component will be recorded as an adjustment to accumulated other comprehensive income (loss), net of tax.  The estimated fair value of debt securities, including mortgage-backed securities and corporate debt obligations is furnished by an independent third-party pricing service.  The third-party pricing service primarily utilizes pricing models and methodologies that incorporate observable market inputs, including among other things, benchmark yields, reported trades, and projected prepayment and default rates.  Management reviews the data and assumptions used in pricing the securities by its third-party provider for reasonableness.

(f)    Loans

During 2012 and 2011, the Company acquired loans with deteriorated credit quality, herein referred to as purchased credit-impaired (PCI) loans, and transferred certain loans, previously originated and designated by the Company as held-for-investment, to held-for-sale.  The accounting and reporting for these loans differs substantially from those loans originated and classified by the Company as held-for-investment.  For purposes of reporting, discussion and analysis, management has classified its loan portfolio into four categories:  (1) loans originated by the Company and held-for-sale, which are carried at the lower of aggregate cost or estimated fair value, less costs to sell, and therefore have no associated allowance for loan losses, (2) PCI loans, which are held-for-investment, and initially valued at estimated fair value on the date of acquisition, with no initial related allowance for loan losses, and (3) originated loans held-for-investment, which are carried at amortized cost, less net charge-offs and the allowance for loan losses, and (4) acquired loans with no evidence of credit deterioration, which are held-for-investment, and initially valued at an estimated fair value on the date of acquisition, with no initial related allowance for loan losses.

Originated and acquired net loans held-for-investment are stated at unpaid principal balance, adjusted by unamortized premiums and unearned discounts, deferred origination fees and certain direct origination costs, and the allowance for loan losses.  Interest income on loans is accrued and credited to income as earned.  Net loan origination fees/costs are deferred and accreted/amortized to interest income over the loan’s contractual life using the level-yield method, adjusted for actual prepayments.  Generally, loans held-for-sale are designated at time of origination and generally consist of  newly originated fixed rate residential loans and are recorded at the lower of aggregate cost or estimated fair value in the aggregate.  In 2013 and 2012, the Company transferred from held-for-investment to held-for-sale certain impaired loans. Transfers from held-for-investment are infrequent and occur at fair value less costs to sell, with any charge-off to allowance for loan losses. Gains are recognized on a settlement-date basis and are determined by the difference between the net sales proceeds and the carrying value of the loans, including any net deferred fees or costs.

Originated and acquired net loans held-for-investment are deemed impaired when it is probable, based on current information, that the Company will not collect all amounts due in accordance with the contractual terms of the loan agreement.  The Company has defined the population of originated and acquired impaired loans to be all originated and acquired non-accrual loans held-for-investment with an outstanding balance of $500,000 or greater and all loans restructured in troubled debt restructurings (TDRs).  Originated and acquired impaired loans held-for-investment are individually assessed to determine that the loan’s carrying

NORTHFIELD BANCORP, INC.  AND SUBSIDIARIES

Notes to Financial Statements – (Continued)

value is not in excess of the expected future cash flows, discounted at the loans original effective interest rate, or the underlying collateral (less estimated costs to sell) if the loan is collateral dependent.  Impairments, if any, are recognized through a charge to the provision for loan losses for the amount that the loan’s carrying value exceeds the discounted cash flow analysis or estimated fair value of collateral (less estimated costs to sell) if the loan is collateral dependent.  Such amounts are charged-off when considered appropriate.  Homogeneous loans with balances less than $500,000, which are not considered TDRs, are collectively evaluated for impairment.

The allowance for loan losses is increased by the provision for loan losses charged against income and is decreased by charge-offs, net of recoveries.  Loan losses are charged-off in the period the loans, or portion thereof, are deemed uncollectible.  Generally, the Company will record a loan charge-off (including a partial charge-off) to reduce a loan to the estimated fair value of the underlying collateral, less cost to sell, if it is determined that it is probable that recovery will come primarily from the sale or operation of such collateral.  Specific reserves on impaired loans which are not considered collateral dependent are charged-off when such amounts are not considered to be collectible.  The provision for loan losses is based on management’s evaluation of the adequacy of the allowance which considers, among other things, impaired loans held-for-investment, deterioration in PCI loans subsequent to acquisition, past loan loss experience, known and inherent risks in the portfolio, and existing adverse situations that may affect borrowers’ ability to repay.  Additionally, management evaluates changes, if any, in underwriting standards, collection, charge-off and recovery practices, the nature or volume of the portfolio, lending staff, concentration of loans, as well as current economic conditions, and other relevant factors.  Management believes the allowance for loan losses is adequate to provide for probable and reasonably estimable losses at the date of the consolidated balance sheets.  The Company also maintains an allowance for estimated losses on off-balance sheet credit risks related to loan commitments and standby letters of credit.  Management utilizes a methodology similar to its allowance for loan loss adequacy methodology to estimate losses on these commitments.  The allowance for estimated credit losses on off-balance sheet commitments is included in other liabilities and any changes to the allowance are recorded as a component of other non-interest expense.

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

Troubled debt restructured loans are those loans whose terms have been modified because of deterioration in the financial condition of the borrower.  Modifications could include extension of the repayment terms of the loan, reduced interest rates, and forgiveness of accrued interest and/or principal.  Once an obligation has been restructured because of such credit problems, it continues to be considered restructured until paid in full or, if the obligation yields a market rate (a rate equal to the rate the Company was willing to accept at the time of the restructuring for a new loan with comparable risk), until the year subsequent to the year in which the restructuring takes place, provided the borrower has performed under the modified terms for a six-month period.  The Company records an impairment charge equal to the difference between the present value of estimated future cash flows under the restructured terms discounted at the original loan’s effective interest rate, or the underlying collateral value less costs to sell, if the loan is collateral dependent.  Changes in present values attributable to the passage of time are recorded as a component of the provision for loan losses.

A loan is considered past due when it is not paid in accordance with its contractual terms.  The accrual of income on loans, including impaired loans held-for-investment, and other loans in the process of foreclosure, is generally discontinued when a loan becomes 90 days or more delinquent, or sooner when certain factors indicate that the ultimate collection of principal and interest is in doubt.  Loans on which the accrual of income has been discontinued are designated as non-accrual loans.  All previously accrued interest is reversed against interest income, and income is recognized subsequently only in the period that cash is received, provided no principal payments are due and the remaining principal balance outstanding is deemed collectible.  A non-accrual loan is not returned to accrual status until both principal and interest payments are brought current and factors indicating doubtful collection no longer exist, including performance by the borrower under the loan terms for a six-month period.

The Company accounts for the PCI loans based on expected cash flows.  This election is in accordance with FASB Accounting Standards Codification (ASC) Topic 310-30, “Loans and Debt Securities Acquired with Deteriorated Credit Quality” (ASC 310-30). In accordance with ASC 310-30, the Company will maintain the integrity of a pool of multiple loans accounted for as a single asset and evaluate the pools for impairment, and accrual status, based on variances from the expected cash flows.

NORTHFIELD BANCORP, INC.  AND SUBSIDIARIES

Notes to Financial Statements – (Continued)

(g)    Federal Home Loan Bank Stock

The Bank, as a member of the Federal Home Loan Bank of New York (the FHLB), is required to hold shares of capital stock in the FHLB as a condition to both becoming a member and engaging in certain transactions with the FHLB.  The minimum investment requirement is determined by a “membership” investment component and an “activity-based” investment component.  The membership investment component is the greater of 0.20% of the Bank’s mortgage-related assets, as defined by the FHLB, or $1,000.  The activity-based investment component is equal to 4.5% of the Bank’s outstanding advances with the FHLB.  The activity-based investment component also considers other transactions, including assets originated for or sold to the FHLB, and delivery commitments issued by the FHLB.  The Company currently does not enter into these other types of transactions with the FHLB.

On a quarterly basis, we perform our other-than-temporary impairment analysis of FHLB stock, we evaluate, among other things, (i) its earnings performance, including the significance of any decline in net assets of the FHLB as compared to the regulatory capital amount of the FHLB, (ii) the commitment by the FHLB to continue dividend payments, and (iii) the liquidity position of the FHLB.  We did not consider our investment in FHLB stock to be other-than-temporarily impaired at December 31, 2013, and 2012.

(h)    Premises and Equipment, Net

Premises and equipment, including leasehold improvements, are carried at cost, less accumulated depreciation and amortization.  Depreciation and amortization of premises and equipment, including capital leases, are computed on a straight‑line basis over the estimated useful lives of the related assets.  The estimated useful lives of significant classes of assets are generally as follows: buildings - forty years; furniture and equipment - five to seven years; and purchased computer software - three years.  Leasehold improvements are amortized over the shorter of the term of the related lease or the estimated useful lives of the improvements.  Major improvements are capitalized, while repairs and maintenance costs are charged to operations as incurred.  Upon retirement or sale, any gain or loss is credited or charged to operations.

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

(j)    Goodwill

Intangible assets resulting from acquisitions under the purchase method of accounting consist of goodwill and other intangible assets.  Goodwill is not amortized and is subject to an annual assessment for impairment. The goodwill impairment analysis is generally a two-step test. However, we may, under Accounting Standards Update (ASU) No. 2011-08, “Testing Goodwill for Impairment,” first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under this new ASU, we are not required to calculate the fair value of a reporting unit if, based on a qualitative assessment, we determine that it was more likely than not that the unit’s fair value was not less than its carrying amount. During 2013, we elected to perform step one of the two-step goodwill impairment test for our reporting unit, but (under the ASU) we may choose to perform the optional qualitative assessment in future periods.

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

As of December 31, 2013, the carrying value of goodwill totaled $16.2 million.  The Company performed its annual goodwill impairment test, as of December 31, 2013, and determined that the fair value of the Company’s single reporting unit to be in excess of its carrying value.  The Company will test goodwill for impairment between annual test dates if an event occurs or circumstances change that would indicate the fair value of the reporting unit is below its carrying amount. No events have occurred and no circumstances have changed since the annual impairment test date that would indicate the fair value of the reporting unit is below its carrying amount.

NORTHFIELD BANCORP, INC.  AND SUBSIDIARIES

Notes to Financial Statements – (Continued)

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

(l)    Impairment of Long‑Lived Assets

Long‑lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted (and without interest) net cash flows expected to be generated by the asset.  If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.  Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

(m)    Securities Sold Under Agreements to Repurchase and Other Borrowings

The Company enters into sales of securities under agreements to repurchase (Repurchase Agreements) and collateral pledge agreements (Pledge Agreements) with selected dealers and banks.  Such agreements are accounted for as secured financing transactions since the Company maintains effective control over the transferred or pledged securities and the transfer meets the other accounting and recognition criteria as required by the transfer and servicing topic of the FASB Accounting Standards.  Obligations under these agreements are reflected as a liability in the consolidated balance sheets.  Securities underlying the agreements are maintained at selected dealers and banks as collateral for each transaction executed and may be sold or pledged by the counterparty.  Collateral underlying Repurchase Agreements which permit the counterparty to sell or pledge the underlying collateral is disclosed on the consolidated balance sheets as “encumbered.”  The Company retains the right under all Repurchase Agreements and Pledge Agreements to substitute acceptable collateral throughout the terms of the agreement.

(n)    Comprehensive (Loss) Income

Comprehensive (loss) income includes net income and the change in unrealized holding gains and losses on securities available-for-sale, change in actuarial gains and losses on other post retirement benefits, and change in service cost on other postretirement benefits, net of taxes.  Comprehensive (loss) income is presented in the Consolidated Statements of Comprehensive (Loss) Income.

(o)    Employee Benefits

The Company sponsors a defined postretirement benefit plan that provides for medical and life insurance coverage to a limited number of retirees, as well as life insurance to all qualifying employees of the Company.  The estimated cost of postretirement benefits earned is accrued during an individual’s estimated service period to the Company.    The Company recognizes in its balance sheet the over-funded or under-funded status of a defined benefit postretirement plan measured as the difference between the fair value of plan assets and the benefit obligation at the end of our calendar year.  The actuarial gains and losses and the prior service costs and credits that arise during the period are recognized as a component of other comprehensive (loss) income, net of tax.

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

The Company recognizes the grant-date fair value of stock based awards issued to employees as compensation cost in the consolidated statements of comprehensive (loss) income.  The fair value of common stock awards is based on the closing price of

NORTHFIELD BANCORP, INC.  AND SUBSIDIARIES

Notes to Financial Statements – (Continued)

our common stock as reported on the NASDAQ Stock Market on the grant date.  The expense related to stock options is based on the estimated fair value of the options at the date of the grant using the Black-Scholes pricing model.  The awards are fixed in nature and compensation cost related to stock based awards is recognized on a straight-line basis over the requisite service periods.

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

Net income per common share-diluted is computed using the same method as basic earnings per share, but reflects the potential dilution that could occur if stock options and unvested shares of restricted stock were exercised and converted into common stock.  These potentially dilutive shares are included in the weighted average number of shares outstanding for the period using the treasury stock method.  When applying the treasury stock method, we add: (1) the assumed proceeds from option exercises; (2) the tax benefit, if any, that would have been credited to additional paid-in capital assuming exercise of non-qualified stock options and vesting of shares of restricted stock; and (3) the average unamortized compensation costs related to unvested shares of restricted stock and stock options.  We then divide this sum by our average stock price for the period to calculate assumed shares repurchased.  The excess of the number of shares issuable over the number of shares assumed to be repurchased is added to basic weighted average common shares to calculate diluted earnings per share.  At December 31, 2013, 2012, and 2011, there were 922,629,  776,213, and 626,094 dilutive shares outstanding, respectively.

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

(2)Business Combinations

On October 14, 2011, the Bank assumed all of the deposits and acquired essentially all of the assets of a failed New Jersey State-chartered bank, from the Federal Deposit Insurance Corporation (the "FDIC") as receiver for the failed bank, pursuant to the terms of the Purchase and Assumption Agreement, dated October 14, 2011, between the Bank and the FDIC. The Bank assumed approximately $188.6 million in liabilities including approximately $188.3 million in deposits and acquired approximately $185.0 million in assets, including approximately $132.8 million in loans. The loans acquired by Northfield Bank principally consisted of commercial loans and commercial real estate loans. Northfield did not purchase $5.6 million in SBA Loans, and $5.9 million in other loans which were retained by the FDIC. The application of the acquisition method of accounting resulted in a bargain purchase gain of $3.6 million, net of tax, which is included in “non-interest income” in the Company’s Consolidated Statement of Comprehensive (Loss) Income for the year ended December 31, 2011.

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

NORTHFIELD BANCORP, INC.  AND SUBSIDIARIES

Notes to Financial Statements – (Continued)

(3)Securities Available-for-Sale

The following is a comparative summary of mortgage-backed securities and other securities available-for-sale at December 31, 2013 and 2012 (in thousands):

	2013
		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
	cost	gains	losses	value
Mortgage-backed securities:
Pass-through certificates:
Government sponsored enterprises (GSE)	$ 366,884	$ 8,573	$ 5,113	$ 370,344
Real estate mortgage investment conduits (REMICs):
GSE	497,575	1,699	14,047	485,227
Non-GSE	4,474	126	48	4,552
	868,933	10,398	19,208	860,123
Other securities:
Equity investments-mutual funds	510	-	-	510
Corporate bonds	76,491	66	105	76,452
	77,001	66	105	76,962
Total securities available-for-sale	$ 945,934	$ 10,464	$ 19,313	$ 937,085

	2012
		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
	cost	gains	losses	value
Mortgage-backed securities:
Pass-through certificates:
GSE	$ 456,441	$ 22,996	$ 99	$ 479,338
Real estate mortgage investment conduits (REMICs):
GSE	694,087	7,092	62	701,117
Non-GSE	7,543	266	33	7,776
	1,158,071	30,354	194	1,188,231
Other securities:
Equity investments-mutual funds	12,998	—	—	12,998
Corporate bonds	73,708	694	—	74,402
	86,706	694	—	87,400
Total securities available-for-sale	$ 1,244,777	$ 31,048	$ 194	$ 1,275,631

The following is a summary of the expected maturity distribution of debt securities available-for-sale other than mortgage‑backed securities at December 31, 2013 (in thousands):

Available-for-sale	Amortized cost	Estimated fair value
Due in one year or less	$ -	$ -
Due after one year through five years	76,491	76,452
	$ 76,491	$ 76,452

Expected maturities on mortgage‑backed securities will differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without penalties.

Certain securities available-for-sale are pledged to secure borrowings under Pledge Agreements and Repurchase Agreements and for other purposes required by law.  At December 31, 2013, and December 31, 2012, securities available-for-sale with a carrying value of $14.4 million and $14.3 million, respectively, were pledged to secure deposits.  See Note 8 for further discussion regarding securities pledged for borrowings.

NORTHFIELD BANCORP, INC.  AND SUBSIDIARIES

Notes to Financial Statements – (Continued)

For the year ended December 31, 2013, the Company had gross proceeds of $259.6 million on sales of securities available-for-sale with gross realized gains and gross realized losses of approximately $3.1 million and $128,000,  respectively.  For the year ended December 31, 2012, the Company had gross proceeds of $207.7 million on sales of securities available-for-sale with gross realized gains and gross realized losses of approximately $3.0 million and $490,000,  respectively.  For the year ended December 31, 2011, the Company had gross proceeds of $182.7 million on sales of securities available-for-sale with gross realized gains and gross realized losses of approximately $2.9 million and $177,000,  respectively. The Company routinely sells securities when market pricing presents, in management’s assessment, an economic benefit that outweighs holding such security, and when smaller balance securities become cost prohibitive to carry.

The Company recognized in earnings other-than-temporary impairment charges of $434,000 during the year ended December 31, 2013, related to one equity investment in a mutual fund.  The Company recognized in earnings other-than-temporary impairment charges of $24,000 during the year ended December 31, 2012, related to one equity investment in a mutual fund.  The Company recognized other-than-temporary impairment charges of $1.2 million during the year ended December 31, 2011, related to one equity investment in a mutual fund and two private label mortgage-backed securities.  The Company recognized the credit component of $409,000 in earnings and the non-credit component of $743,000 as a component of accumulated other comprehensive income, net of tax.

The following is a rollforward of 2013, 2012, and 2011 activity related to the credit component of other-than-temporary impairment recognized on debt securities in pre-tax earnings, for which a portion of other-than-temporary impairment was recognized in accumulated other comprehensive income (in thousands):

	2013	2012	2011
Balance, beginning of year	$ -	$ 578	$ 330
Additions to the credit component on debt securities in which other-than-temporary
impairment was not previously recognized	-	-	248
Reductions due to sales	-	(578)	-
Cumulative pre-tax credit losses, end of year	$ -	$ -	$ 578

Gross unrealized losses on mortgage-backed securities, equity securities, agency bonds, and corporate bonds available-for-sale, and the estimated fair value of the related securities, aggregated by security category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2013 and 2012, were as follows (in thousands):

	December 31, 2013
	Less than 12 months		12 months or more		Total
	Unrealized	Estimated	Unrealized	Estimated	Unrealized	Estimated
	losses	fair value	losses	fair value	losses	fair value
Mortgage-backed securities:
Pass-through certificates:
GSE	$ 5,087	$ 150,473	$ 26	$ 4,482	$ 5,113	$ 154,955
REMICs:
GSE	12,923	283,419	1,124	44,606	14,047	328,025
Non-GSE	23	1,092	25	442	48	1,534
Other securities:
Corporate bonds	105	44,763	-	-	105	44,763
Total	$ 18,138	$ 479,747	$ 1,175	$ 49,530	$ 19,313	$ 529,277

December 31, 2012
	Less than 12 months		12 months or more		Total
	Unrealized	Estimated	Unrealized	Estimated	Unrealized	Estimated
	losses	fair value	losses	fair value	losses	fair value
Mortgage-backed securities:
Pass-through certificates:
GSE	$ 99	$ 14,156	$ -	$ -	$ 99	$ 14,156
REMICs:
GSE	58	100,310	4	7,633	62	107,943
Non-GSE	-	-	33	604	33	604
Total	$ 157	$ 114,466	$ 37	$ 8,237	$ 194	$ 122,703

NORTHFIELD BANCORP, INC.  AND SUBSIDIARIES

Notes to Financial Statements – (Continued)

The Company held 29 pass-through GSE mortgage-backed securities, six REMIC GSE mortgage-backed securities, and one REMIC non-GSE mortgage-backed security that were in a continuous unrealized loss position of greater than twelve months,  17 pass-through GSE mortgage-backed securities, 16 REMIC mortgage-backed securities issued or guaranteed by GSEs, nine corporate securities, and one REMIC non-GSE mortgage-backed security that were in an unrealized loss position of less than twelve months, and rated investment grade at December 31, 2013.  The declines in value relate to the general interest rate environment and are considered temporary.  The securities cannot be prepaid in a manner that would result in the Company not receiving substantially all of its amortized cost.  The Company neither has an intent to sell, nor is it more likely than not that the Company will be required to sell, the securities before the recovery of their amortized cost basis or, if necessary, maturity.

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

(4)Securities Held-to-Maturity

The company had no held-to-maturity securities at December 31 2013, the following is a summary of mortgage-backed securities held-to-maturity at December 31 2012 (in thousands):

2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Mortgage-backed securities:
Pass-through certificates:
GSE	$ 465	$ 31	$ -	$ 496
Real estate mortgage investment conduits (REMICs):
GSE	1,755	58	-	1,813
Total securities held-to-maturity	$ 2,220	$ 89	$ -	$ 2,309

The Company transferred its held-to-maturity securities to available-for-sale during the year ended December 31, 2013, and did not sell any held-to-maturity securities during the years ended December 31, 2012 and 2011.

NORTHFIELD BANCORP, INC.  AND SUBSIDIARIES

Notes to Financial Statements – (Continued)

(5)Loans

Loans held-for-investment, net, consists of the following (in thousands):

	December 31,
	2013	2012
Real estate loans:
Multifamily	$ 870,951	$ 610,129
Commercial mortgage	340,174	315,450
One-to-four family residential mortgage	64,753	64,733
Home equity and lines of credit	46,231	33,573
Construction and land	14,152	23,243
Total real estate loans	1,336,261	1,047,128
Commercial and industrial loans	10,162	14,786
Other loans	2,310	1,830
Total commercial and industrial and other loans	12,472	16,616
Deferred loan cost, net	3,458	2,456
Originated loans held-for-investment, net	1,352,191	1,066,200
PCI Loans	59,468	75,349
Loans acquired:
Multifamily	3,930	5,763
Commercial mortgage	13,254	17,053
One-to-four family residential mortgage	60,262	78,237
Construction and land	371	380
Total loans acquired	77,817	101,433
Loans held for investment, net	1,489,476	1,242,982
Allowance for loan losses	(26,037)	(26,424)
Net loans held-for-investment	$ 1,463,439	$ 1,216,558

The Company had $471,000 and $5.4 million in loans held-for-sale at December 31, 2013 and 2012, respectively.  Loans held-for-sale included $471,000 and $5.4 million of non-accrual loans at December 31, 2013 and 2012.  At December 31, 2012, $3.8 million of non-accruing loans held-for-sale were associated with the Flatbush Merger (the “Merger”).

PCI loans, primarily acquired as part of a Federal Deposit Insurance Corporation-assisted transaction, totaled $59.5 million at December 31, 2013 as compared to $71.5 million at December 31, 2012.  The Company accounts for PCI loans utilizing generally accepting accounting principles applicable to loans acquired with deteriorated credit quality.  PCI loans consist of approximately 37% commercial real estate and 47% commercial and industrial loans, with the remaining balance in residential and home equity loans.  The following details the accretable yield (in thousands):

	For The Year Ended December 31,
	2013	2012
Balance at the beginning of year	$ 43,431	$ 42,493
Accretable yield at purchase date	-	833
Accretion into interest income	(5,701)	(6,424)
Net reclassification from non-accretable difference (1)	(5,266)	6,529
Balance at end of year	$ 32,464	$ 43,431

(1) Due to re-casting of cash flows for loan pools acquired in the 2011 FDIC-assisted transaction.

At December 31, 2013 and 2012, PCI loans included $3.6 million and $3.1 million, respectively, of loans acquired as part of the Merger.

The Company does not have any lending programs commonly referred to as subprime lending.  Subprime lending generally targets borrowers with weakened credit histories typically characterized by payment delinquencies, previous charge-offs, judgments, bankruptcies, or borrowers with questionable repayment capacity as evidenced by low credit scores or high debt-burden ratios.

NORTHFIELD BANCORP, INC.  AND SUBSIDIARIES

Notes to Financial Statements – (Continued)

During 2012, we sold the servicing rights of loans sold to Freddie Mac to a third-party bank.  These one-to-four family residential mortgage real estate loans were underwritten to Freddie Mac guidelines and to comply with applicable federal, state, and local laws.  At the time of the closing of these loans the Company owned the loans and subsequently sold them to Freddie Mac providing normal and customary representations and warranties, including representations and warranties related to compliance with Freddie Mac underwriting standards.  At the time of sale, the loans were free from encumbrances except for the mortgages filed by the Company which, with other underwriting documents, were subsequently assigned and delivered to Freddie Mac.  At the time of sale to the third-party, substantially all of the loans serviced for Freddie Mac were performing in accordance with their contractual terms and management believes that it has no material repurchase obligations associated with these loans.

We provide for loan losses based on the consistent application of our documented allowance for loan loss methodology.  Loan losses are charged to the allowance for loans losses and recoveries are credited to it.  Additions to the allowance for loan losses are provided by charges against income based on various factors which, in our judgment, deserve current recognition in estimating probable losses.  Loan losses are charged-off in the period the loans, or portion thereof, are deemed uncollectible.  Generally, the Company will record a loan charge-off (including a partial charge-off) to reduce a loan to the estimated fair value of the underlying collateral, less cost to sell, for collateral dependent loans.  We regularly review the loan portfolio in order to maintain the allowance for loan losses in accordance with U.S. GAAP.   At December 31, 2013 and 2012, the allowance for loan losses related to loans held-for-investment (excluding PCI loans) consisted primarily of the following two components:

(1) Specific allowances are established for impaired loans (generally defined by the Company as non-accrual loans with an outstanding balance of $500,000 or greater and all loans restructured in troubled debt restructurings).  The amount of impairment, if any, provided for as a specific reserve determined by the deficiency, if any, between the present value of expected future cash flows discounted at the original loan’s effective interest rate or the underlying collateral value (less estimated costs to sell,) if the loan is collateral dependent, and the carrying value of the loan.  Impaired loans that have no impairment losses are not considered for general allowances described below. Generally, the Company charges down a loan to the estimated fair value of the underlying collateral, less costs to sell for collateral dependent loans and, if necessary, maintains a specific reserve in the allowance for loan losses related to cash flow dependent impaired loans where the present value of the expected future cash flows, discounted at the loan’s original contractual interest rate, is less than the carrying value of the loan unless management determines that such shortfall should be charged off.

(2) General allowances are established for loan losses on a portfolio basis for loans that do not meet the definition of impaired.  The portfolio is grouped into similar risk characteristics, primarily loan type, loan-to-value, if collateral dependent, and internal credit risk ratings.  We apply an estimated loss rate to each loan group.  The loss rates applied are based on our cumulative prior two year net loss experience adjusted, as appropriate, for the environmental factors discussed below.  This evaluation is inherently subjective, as it requires material estimates that may be susceptible to significant revisions based upon changes in economic and real estate market conditions.  Actual loan losses may be significantly more than the allowance for loan losses we have established, which could have a material negative effect on our financial results.  Within general allowances is an unallocated reserve established to recognize losses related to the inherent subjective nature of the appraisal process and the internal credit risk rating process.

Additionally, loans acquired with no evidence of credit deterioration are held-for-investment and initially valued at an estimated fair value on the date of acquisition, with no initial related allowance for loan losses. These loans are evaluated for impairment on quarterly basis as part of our analysis of the allowance for loan losses.

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

NORTHFIELD BANCORP, INC.  AND SUBSIDIARIES

Notes to Financial Statements – (Continued)

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

In evaluating the estimated loss factors to be utilized for each loan group, management also reviews actual net loss history over an extended period of time as reported by the FDIC for institutions both in our market area and nationally for periods that are believed to have experienced similar economic conditions.

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

Each quarter we evaluate the allowance for loan losses and adjust the allowance as appropriate through a provision for loan losses.  While we use the best information available to make evaluations, future adjustments to the allowance may be necessary if conditions differ substantially from the information used in making the evaluations.  In addition, as an integral part of their examination process, the OCC will periodically review the allowance for loan losses.  The OCC may require us to adjust the allowance based on their analysis of information available to them at the time of their examination.  Our last examination date was as of September 30, 2013.

A summary of changes in the allowance for loan losses for the years ended December 31, 2013, 2012, and 2011 follows (in thousands):

	December 31,
	2013	2012	2011
Balance at beginning of year	$ 26,424	$ 26,836	$ 21,819
Provision for loan losses	1,927	3,536	12,589
Recoveries	860	245	108
Charge-offs	(3,174)	(4,193)	(7,680)
Balance at end of year	$ 26,037	$ 26,424	$ 26,836

NORTHFIELD BANCORP, INC.  AND SUBSIDIARIES

Notes to Financial Statements – (Continued)

The following table sets forth activity in our allowance for loan losses, by loan type, for the years ended December 31, 2013 and 2012.  The following table also details the amount of originated loans receivable held-for-investment, net of deferred loan fees and costs, that are evaluated individually, and collectively, for impairment, and the related portion of allowance for loan losses that is allocated to each loan portfolio segment (in thousands).

December 31, 2013
Real Estate
	Commercial	One-to-Four Family	Construction and Land	Multifamily	Home Equity and Lines of Credit	Commercial and Industrial	Other	Unallocated	Originated Loans Total	Purchase Credit-Impaired	Total
Allowance for loan losses:
Beginning Balance	$ 14,480	$ 623	$ 994	$ 7,086	$ 623	$ 1,160	$ 21	$ 1,201	$ 26,188	$ 236	$ 26,424
Charge-offs	(1,208)	(414)	-	(657)	(491)	(379)	(25)	-	(3,174)	-	(3,174)
Recoveries	1	18	567	-	-	201	73	-	860	-	860
Provisions	(654)	648	(1,356)	2,945	728	(557)	(2)	(177)	1,575	352	1,927
Ending Balance	$ 12,619	$ 875	$ 205	$ 9,374	$ 860	$ 425	$ 67	$ 1,024	$ 25,449	$ 588	$ 26,037

Ending balance: individually evaluated for impairment	$ 2,385	$ 19	$ -	$ 117	$ 7	$ 104	$ -	$ -	$ 2,632	$ -	$ 2,632

Ending balance: collectively evaluated for impairment	$ 10,234	$ 856	$ 205	$ 9,257	$ 853	$ 321	$ 67	$ 1,024	$ 22,817	$ 588	$ 23,405

Originated loans, net:
Ending Balance	$ 340,534	$ 65,289	$ 14,161	$ 872,901	$ 46,825	$ 10,202	$ 2,279	$ -	$ 1,352,191	$ -	$ 1,352,191

Ending balance: individually evaluated for impairment	$ 32,194	$ 1,115	$ 109	$ 2,074	$ 1,341	$ 1,504	$ -	$ -	$ 38,337	$ -	$ 38,337

Ending balance: collectively evaluated for impairment	$ 308,340	$ 64,174	$ 14,052	$ 870,827	$ 45,484	$ 8,698	$ 2,279	$ -	$ 1,313,854	$ -	$ 1,313,854

NORTHFIELD BANCORP, INC.  AND SUBSIDIARIES

Notes to Financial Statements – (Continued)

December 31, 2012
Real Estate
	Commercial	One-to-Four Family	Construction and Land	Multifamily	Home Equity and Lines of Credit	Commercial and Industrial	Other	Unallocated	Total	Purchase Credit-Impaired	Total
Allowance for loan losses:
Beginning Balance	$ 15,180	$ 967	$ 1,189	$ 6,772	$ 418	$ 975	$ 226	$ 1,109	$ 26,836	$ -	$ 26,836
Charge-offs	(1,828)	(1,300)	(43)	(729)	(2)	(90)	(201)	-	(4,193)	-	(4,193)
Recoveries	107	-	-	9	-	86	43	-	245	-	245
Provisions	1,021	956	(152)	1,034	207	189	(47)	92	3,300	236	3,536
Ending Balance	$ 14,480	$ 623	$ 994	$ 7,086	$ 623	$ 1,160	$ 21	$ 1,201	$ 26,188	$ 236	$ 26,424

Ending balance: individually evaluated for impairment	$ 2,753	$ 5	$ -	$ 317	$ 123	$ 417	$ -	$ -	$ 3,615	$ -	$ 3,615

Ending balance: collectively evaluated for impairment	$ 11,727	$ 618	$ 994	$ 6,769	$ 500	$ 743	$ 21	$ 1,201	$ 22,573	$ 236	$ 22,809

Originated loans, net:
Ending balance	$ 315,603	$ 65,354	$ 23,255	$ 611,469	$ 33,879	$ 14,810	$ 1,830	$ -	$ 1,066,200	$ -	$ 1,066,200

Ending balance: individually evaluated for impairment	$ 41,568	$ 2,061	$ -	$ 2,040	$ 1,943	$ 4,087	$ -	$ -	$ 51,699	$ -	$ 51,699

Ending balance: collectively evaluated for impairment	$ 274,035	$ 63,293	$ 23,255	$ 609,429	$ 31,936	$ 10,723	$ 1,830	$ -	$ 1,014,501	$ -	$ 1,014,501

NORTHFIELD BANCORP, INC.  AND SUBSIDIARIES

Notes to Financial Statements – (Continued)

The Company monitors the credit quality of its loan receivables on a regular basis.  Credit quality is monitored by reviewing certain credit quality indicators.  Management has determined that loan-to-value ratios (at period end) and internally assigned credit risk ratings by loan type are the key credit quality indicators that best measure the credit quality of the Company’s loan receivables.  Loan-to-value (LTV) ratios used by management in monitoring credit quality are based on current period loan balances and original appraised values at time of origination (unless a current appraisal has been obtained as a result of the loan being deemed impaired).  In calculating the provision for loan losses, based on past loan loss experience, management has determined that commercial real estate loans and multifamily loans having loan-to-value ratios, as described above, of less than 35%, and one -to- four family loans having loan-to-value ratios, as described above, of less than 60%,  require less of a loss factor than those with higher loan to value ratios.

The Company maintains a credit risk rating system as part of the risk assessment of its loan portfolio.  The Company’s lending officers are required to assign a credit risk rating to each loan in their portfolio at origination.  When the lender learns of important financial developments, the risk rating is reviewed accordingly, and adjusted if necessary.  Monthly, management presents monitored assets to the loan committee.  In addition, the Company engages a third-party independent loan reviewer that performs semi-annual reviews of a sample of loans, validating the credit risk ratings assigned to such loans.  The credit risk ratings play an important role in the establishment of the loan loss provision and the allowance for loan losses for originated loans held-for-investment.  After determining the general reserve loss factor for each originated portfolio segment held-for-investment, the originated portfolio segment held-for-investment balance collectively evaluated for impairment is multiplied by the general reserve loss factor for the respective portfolio segment in order to determine the general reserve.  Loans that have an internal credit rating of special mention or accruing substandard receive a multiple of the general reserve loss factors for each portfolio segment, in order to determine the general reserve.

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

NORTHFIELD BANCORP, INC.  AND SUBSIDIARIES

Notes to Financial Statements – (Continued)

The following table details the recorded investment of originated loans receivable held-for-investment, net of deferred fees and costs, by loan type and credit quality indicator at December 31, 2013 and 2012 (in thousands).

	At December 31, 2013
	Real Estate
	Multifamily		Commercial		One-to-Four Family		Construction and Land	Home Equity and Lines of Credit	Commercial and Industrial	Other	Total
	< 35% LTV	=> 35% LTV	< 35% LTV	=> 35% LTV	< 60% LTV	=> 60% LTV
Internal Risk Rating
Pass	$ 40,966	$ 817,923	$ 42,995	$ 240,472	$ 28,595	$ 30,241	$ 13,458	$ 45,117	$ 7,488	$ 2,279	$ 1,269,534
Special Mention	309	7,866	1,304	12,938	2,289	703	595	469	962	-	27,435
Substandard	821	5,016	1,333	41,492	1,388	2,073	108	1,239	1,752	-	55,222
Originated loans held-for-investment, net	$ 42,096	$ 830,805	$ 45,632	$ 294,902	$ 32,272	$ 33,017	$ 14,161	$ 46,825	$ 10,202	$ 2,279	$ 1,352,191

	At December 31, 2012
	Real Estate
	Multifamily		Commercial		One-to-Four Family		Construction and Land	Home Equity and Lines of Credit	Commercial and Industrial	Other	Total
	< 35% LTV	=> 35% LTV	< 35% LTV	=> 35% LTV	< 60% LTV	=> 60% LTV
Internal Risk Rating
Pass	$ 19,438	$ 575,434	$ 30,284	$ 211,679	$ 32,120	$ 28,091	$ 12,536	$ 31,526	$ 10,992	$ 1,804	$ 953,904
Special Mention	115	10,444	185	23,521	1,422	384	5,137	659	753	-	42,620
Substandard	510	5,528	1,699	48,235	1,066	2,271	5,582	1,694	3,065	26	69,676
Originated loans held-for-investment, net	$ 20,063	$ 591,406	$ 32,168	$ 283,435	$ 34,608	$ 30,746	$ 23,255	$ 33,879	$ 14,810	$ 1,830	$ 1,066,200

NORTHFIELD BANCORP, INC.  AND SUBSIDIARIES

Notes to Financial Statements – (Continued)

Included in originated loans receivable (including held-for-sale) are loans for which the accrual of interest income has been discontinued due to deterioration in the financial condition of the borrowers.  The recorded investment of these nonaccrual loans was $17.7 million and $34.9 million at December 31, 2013, and December 31, 2012, respectively.  Generally, originated loans (both held-for-investment and held-for-sale) are placed on non-accruing status when they become 90 days or more delinquent, or sooner if considered appropriate by management, and remain on non-accrual status until they are brought current, have six months of performance under the loan terms, and factors indicating reasonable doubt about the timely collection of payments no longer exist.  Therefore, loans may be current in accordance with their loan terms, or may be less than 90 days delinquent and still be on a non-accruing status.

Non-accrual amounts included loans deemed to be impaired of $13.5 million and $26.0 million at December 31, 2013, and December 31, 2012, respectively.  Loans on non-accrual status with principal balances less than $500,000, and therefore not meeting the Company’s definition of an impaired loan, amounted to $3.8 million and $3.5 million at December 31, 2013, and December 31, 2012, respectively.  Non-accrual amounts included in loans held-for-sale were $471,000 million and $5.4 million at December 31, 2013, and December 31, 2012, respectively.  Loans past due ninety days or more and still accruing interest were $32,000 and $621,000 at December 31, 2013,  and December 31, 2012, respectively, and consisted of loans that are well secured and in the process of renewal.

The following table sets forth the detail, and delinquency status, of non-performing loans (non-accrual loans and loans past due ninety days or more and still accruing), net of deferred fees and costs, at December 31, 2013 and 2012 (in thousands) excluding PCI loans which have been segregated into pools in accordance with ASC Subtopic 310-30.  Each loan pool is accounted for as a single asset with a single composite interest rate and an aggregate expectation of cash flows.

NORTHFIELD BANCORP, INC.  AND SUBSIDIARIES

Notes to Financial Statements – (Continued)

-

	At December 31, 2013
	Total Non-Performing Loans
	Non-Accruing Loans
	0-29 Days Past Due	30-89 Days Past Due	90 Days or More Past Due	Total	90 Days or More Past Due and Accruing	Total Non-Performing Loans
Loans held-for-investment:
Real estate loans:
Commercial
LTV < 35%
Special Mention	$ -	$ -	$ -	$ -	$ -	$ -
Total	-	-	-	-	-	-
LTV => 35%
Special Mention	-	-	335	335	-	335
Substandard	3,606	421	7,836	11,863	-	11,863
Total	3,606	421	8,171	12,198	-	12,198
Total commercial	3,606	421	8,171	12,198	-	12,198
One-to-four family residential
LTV < 60%
Special Mention	-	16	114	130	-	130
Substandard	-	418	186	604	-	604
Total	-	434	300	734	-	734
LTV => 60%
Substandard	-	189	993	1,182	-	1,182
Total	-	189	993	1,182	-	1,182
Total one-to-four family residential	-	623	1,293	1,916	-	1,916
Construction and land
Substandard	108	-	-	108	-	108
Total construction and land	108	-	-	108	-	108
Multifamily
LTV => 35%
Substandard	-	-	-	-	-	-
Total multifamily	-	-	-	-	-	-

Multifamily
LTV => 35%
Substandard	-	-	73	73	-	73
Total Multifamily	-	-	73	73	-	73

Home equity and lines of credit
Pass	-	-	-	-	-	-
Special Mention	-	-	-	-	-	-
Substandard	-	-	1,239	1,239	-	1,239
Total home equity and lines of credit	-	-	1,239	1,239	-	1,239
Commercial and industrial loans
Pass	-	-	-	-	-	-
Special Mention	-	-	-	-	-	-
Substandard	-	-	441	441	-	441
Total commercial and industrial loans	-	-	441	441	-	441
Other loans
Pass	-	-	-	-	32	32
Total other loans	-	-	-	-	32	32

NORTHFIELD BANCORP, INC.  AND SUBSIDIARIES

Notes to Financial Statements – (Continued)

Total non-performing loans held-for-investment	$ 3,714	$ 1,044	$ 11,217	$ 15,975	$ 32	$ 16,007
Loans acquired:
One-to-four family residential
LTV < 60%
Substandard	-	-	-	-	-	-
Total	-	-	-	-	-	-
LTV => 60%
Substandard	607	-	466	1,073	-	1,073
Total	607	-	466	1,073	-	1,073
Total one-to-four family residential	607	-	466	1,073	-	1,073

Commercial
LTV> 35%
Special Mention	$ -	$ -	$ 252	$ 252	$ -	$ 252
Total	-	-	252	252	-	252

Total non-performing loans acquired	607	-	718	1,325	-	1,325
Total non-performing loans	$ 4,321	$ 1,044	$ 11,935	$ 17,300	$ 32	$ 17,332

NORTHFIELD BANCORP, INC.  AND SUBSIDIARIES

Notes to Financial Statements – (Continued)

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

NORTHFIELD BANCORP, INC.  AND SUBSIDIARIES

Notes to Financial Statements – (Continued)

Total multifamily	-	-	890	890	-	890
Total non-performing loans held-for-sale	122	-	5,325	5,447	-	5,447
Total non-performing loans	$ 18,710	$ 1,091	$ 15,146	$ 34,947	$ 621	$ 35,568

NORTHFIELD BANCORP, INC.  AND SUBSIDIARIES

Notes to Financial Statements – (Continued)

The following table sets forth the detail and delinquency status of originated loans receivable held-for-investment, net of deferred fees and costs, by performing and non-performing loans at December 31, 2013 and 2012 (in thousands).

	December 31, 2013
	Performing (Accruing) Loans
	0-29 Days Past Due	30-89 Days Past Due	Total	Non-Performing Loans	Total Loans Receivable, net
Loans held-for-investment:
Real estate loans:
Commercial
LTV < 35%
Pass	$ 42,995	$ -	$ 42,995	$ -	$ 42,995
Special Mention	1,304	-	1,304	-	1,304
Substandard	1,333	-	1,333	-	1,333
Total	45,632	-	45,632	-	45,632
LTV > 35%
Pass	239,544	928	240,472	-	240,472
Special Mention	10,927	1,676	12,603	335	12,938
Substandard	28,949	680	29,629	11,863	41,492
Total	279,420	3,284	282,704	12,198	294,902
Total commercial	325,052	3,284	328,336	12,198	340,534
One-to-four family residential
LTV < 60%
Pass	28,216	379	28,595	-	28,595
Special Mention	1,746	413	2,159	130	2,289
Substandard	269	515	784	604	1,388
Total	30,231	1,307	31,538	734	32,272
LTV > 60%
Pass	27,575	2,666	30,241	-	30,241
Special Mention	703	-	703	-	703
Substandard	522	369	891	1,182	2,073
Total	28,800	3,035	31,835	1,182	33,017
Total one-to-four family residential	59,031	4,342	63,373	1,916	65,289
Construction and land
Pass	13,458	-	13,458	-	13,458
Special Mention	595	-	595	-	595
Substandard	-	-	-	108	108
Total construction and land	14,053	-	14,053	108	14,161
Multifamily
LTV < 35%
Pass	40,638	328	40,966	-	40,966
Special Mention	94	215	309	-	309
Substandard	821	-	821	-	821
Total	41,553	543	42,096	-	42,096
LTV > 35%
Pass	817,923	-	817,923	-	817,923
Special Mention	6,751	1,115	7,866	-	7,866
Substandard	4,118	825	4,943	73	5,016
Total	828,792	1,940	830,732	73	830,805
Total multifamily	870,345	2,483	872,828	73	872,901
Home equity and lines of credit
Pass	45,116	1	45,117	-	45,117
Special Mention	376	93	469	-	469
Substandard	-	-	-	1,239	1,239

NORTHFIELD BANCORP, INC.  AND SUBSIDIARIES

Notes to Financial Statements – (Continued)

Total home equity and lines of credit	45,492	94	45,586	1,239	46,825
Commercial and industrial loans
Pass	7,415	73	7,488	-	7,488
Special Mention	962	-	962	-	962
Substandard	570	741	1,311	441	1,752
Total commercial and industrial loans	8,947	814	9,761	441	10,202
Other loans
Pass	2,226	21	2,247	32	2,279
Total other loans	2,226	21	2,247	32	2,279
Total loans held-for-investment	$ 1,325,146	$ 11,038	$ 1,336,184	$ 16,007	$ 1,352,191

NORTHFIELD BANCORP, INC.  AND SUBSIDIARIES

Notes to Financial Statements – (Continued)

	December 31, 2013
	Performing (Accruing) Loans
	0-29 Days Past Due	30-89 Days Past Due	Total	Non-Performing Loans	Total Loans Receivable, net
LTV < 60%
Pass	43,112	1,195	44,307	-	44,307
Special Mention	306	104	410	-	410
Substandard	136	4	140	-	140
Total	43,554	1,303	44,857	-	44,857
LTV => 60%
Pass	13,838	-	13,838	-	13,838
Special Mention	232	-	232	-	232
Substandard	262	-	262	1,073	1,335
Total	14,332	-	14,332	1,073	15,405
Total one-to-four family residential	57,886	1,303	59,189	1,073	60,262
Commercial
LTV < 35%
Pass	$ 2,143	$ -	2,143	$ -	$ 2,143
Special Mention	189	-	189	-	189
Substandard	937	529	1,466	-	1,466
Total	3,269	529	3,798	-	3,798
LTV > 35%
Pass	8,742	461	9,203	-	9,203
Substandard	-	-	-	252	252
Total	8,742	461	9,203	252	9,455
Total commercial	12,011	990	13,001	252	13,253
Construction and land
Substandard	372	-	372	-	372
Total construction and land	372	-	372	-	372
Multifamily
LTV < 35%
Pass	$ 588	$ -	$ 588	$ -	$ 588
Substandard	490	-	490	-	490
Total	1,078	-	1,078	-	1,078
LTV => 35%
Pass	2,262	-	2,262	-	2,262
Special Mention	590	-	590	-	590
Total	2,852	-	2,852	-	2,852
Total multifamily	3,930	-	3,930	-	3,930
Total loans acquired	74,199	2,293	76,492	1,325	77,817
	$ 1,399,345	$ 13,331	$ 1,412,676	$ 17,332	$ 1,430,008

NORTHFIELD BANCORP, INC.  AND SUBSIDIARIES

Notes to Financial Statements – (Continued)

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

NORTHFIELD BANCORP, INC.  AND SUBSIDIARIES

Notes to Financial Statements – (Continued)

Pass	10,356	636	10,992	-	10,992
Special Mention	753	-	753	-	753
Substandard	978	831	1,809	1,256	3,065
Total commercial and industrial loans	12,087	1,467	13,554	1,256	14,810
Other loans
Pass	1,743	59	1,802	2	1,804
Substandard	26	-	26	-	26
Total other loans	1,769	59	1,828	2	1,830
	$ 1,022,818	$ 13,261	$ 1,036,079	$ 30,121	$ 1,066,200

NORTHFIELD BANCORP, INC.  AND SUBSIDIARIES

Notes to Financial Statements – (Continued)

The following table summarizes impaired loans as of December 31, 2013 and 2012 (in thousands):

	At December 31, 2013
	Recorded Investment		Unpaid Principal Balance	Related Allowance
With No Allowance Recorded:
Real estate loans:
Commercial
LTV < 35%
Pass	$ 3,405		$ 3,542	$ -
Substandard	-		706	-
LTV => 35%
Pass	19,689	21,382	21,383	-
Substandard	-		-	-
Construction and land
Substandard	108		91	-
One-to-four family residential
LTV < 60%
Special Mention	507		507	-
Substandard	269		269	-
LTV => 60%
Substandard	-		-	-
Multifamily
LTV < 35%
Substandard	593		1,064	-
LTV > 35%
Substandard	-		-	-
Commercial and industrial loans
Special Mention	210		219	-
Substandard	853		1,008	-
With a Related Allowance Recorded:
Real estate loans:
Commercial
LTV => 35%
Special Mention	2,289		2,672	(52)
Substandard	6,810		6,937	(2,333)
One-to-four family residential
LTV > 60%
Pass	-		-	-
Substandard	340		340	(19)
LTV < 60%
Special Mention	-		-	-
Multifamily
LTV => 35%
Substandard	1,481		1,481	(117)
Home equity and lines of credit
Special Mention	342		342	(7)
Substandard	1,000		1,395	-
Commercial and industrial loans
Substandard	441		485	(104)
Total:
Real estate loans
Commercial	32,193		35,240	(2,385)

NORTHFIELD BANCORP, INC.  AND SUBSIDIARIES

Notes to Financial Statements – (Continued)

One-to-four family residential	1,116	1,116	(19)
Construction and land	108	91	-
Multifamily	2,074	2,545	(117)
Home equity and lines of credit	1,342	1,737	(7)
Commercial and industrial loans	1,504	1,712	(104)
	$ 38,337	$ 42,441	$ (2,632)

NORTHFIELD BANCORP, INC.  AND SUBSIDIARIES

Notes to Financial Statements – (Continued)

	At December 31, 2012
	Recorded Investment	Unpaid Principal Balance	Related Allowance
With No Allowance Recorded:
Real estate loans:
Commercial
LTV < 35%
Substandard	$ 1,699	$ 1,699	$ -
LTV => 35%
Pass	2,774	2,774	-
Special Mention	1,037	1,045	-
Substandard	24,691	25,897	-
Construction and land
Substandard	2,373	3,031	-
One-to-four family residential
LTV < 60%
Substandard	49	49	-
LTV => 60%
Substandard	2,841	4,141	-
Multifamily
LTV < 35%
Substandard	510	510	-
Commercial and industrial loans
Special Mention	38	38	-
Substandard	1,527	1,527	-
With a Related Allowance Recorded:
Real estate loans:
Commercial
LTV => 35%
Special Mention	637	664	(57)
Substandard	11,645	12,045	(2,696)
One-to-four family residential
LTV < 60%
Special Mention	520	520	(5)
Multifamily
LTV => 35%
Substandard	1,640	2,111	(317)
Home equity and lines of credit
Special Mention	356	356	(18)
Substandard	1,587	1,589	(105)
Commercial and industrial loans
Substandard	491	491	(417)
Total:
Real estate loans
Commercial	42,483	44,124	(2,753)
One-to-four family residential	3,410	4,710	(5)
Construction and land	2,373	3,031	-
Multifamily	2,150	2,621	(317)
Home equity and lines of credit	1,943	1,945	(123)
Commercial and industrial loans	2,056	2,056	(417)
	$ 54,415	$ 58,487	$ (3,615)

NORTHFIELD BANCORP, INC.  AND SUBSIDIARIES

Notes to Financial Statements – (Continued)

Included in the table above at December 31, 2013, are loans with carrying balances of $21.8 million that were not written down by charge-offs or for which there is no specific reserves in our allowance for loan losses.  Included in the impaired loans at December 31, 2012, are loans with carrying balances of $24.9 million that were not written down by charge-offs or for which there is no specific reserves in our allowance for loan losses.  Loans not written down by charge-offs or specific reserves at December 31, 2013 and 2012, have sufficient collateral values, less costs to sell (including any discounts to facilitate a sale), or sufficient future cash flows to support the carrying balances of the loans.

The average recorded balance of originated impaired loans (including held-for-investment and held-for-sale) for the years ended December 31, 2013, 2012, and 2011 was approximately $43.9 million, $54.3 million, and $58.7 million, respectively.  The Company recorded $2.0 million, $2.8 million and $2.8 million of interest income on impaired loans for the years ended December 31, 2013, 2012, and 2011, respectively.

The following tables summarize loans that were modified in a troubled debt restructuring during the year ended December 31, 2013 and 2012:

	Year Ended December 31, 2013
		Pre-Modification	Post-Modification
	Number of	Outstanding Recorded	Outstanding Recorded
	Relationships	Investment	Investment
	(in thousands)
Troubled Debt Restructurings
One-to-four Family
Pass	1	$ 70	$ 70
Special Mention	1	331	331
Substandard	2	606	606
Total Troubled Debt Restructurings	4	$ 1,007	$ 1,007

All four of the relationships in the table above were restructured to receive reduced interest rates.

	Year Ended December 31, 2012
		Pre-Modification	Post-Modification
	Number of	Outstanding Recorded	Outstanding Recorded
	Relationships	Investment	Investment
	(in thousands)
Troubled Debt Restructurings
Commercial real estate loans
Substandard	1	$ 6,251	$ 6,251
One-to-four Family
Substandard	2	489	489
Home equity and lines of credit
Special Mention	2	356	356
Total Troubled Debt Restructurings	5	$ 7,096	$ 7,096

All five of the relationships in the table above were restructured to receive reduced interest rates.

At December 31, 2013 and 2012 we had troubled debt restructurings of it $1 million and $45.0 million, respectively.

Management classifies all troubled debt restructurings as impaired loans.  Impaired loans are individually assessed to determine that the loan’s carrying value is not in excess of the estimated fair value of the collateral (less cost to sell), if the loan is collateral dependent, or the present value of the expected future cash flows, if the loan is not collateral dependent.  Management performs a detailed evaluation of each impaired loan and generally obtains updated appraisals as part of the evaluation.  In addition, management adjusts estimated fair values down to appropriately consider recent market conditions, our willingness to accept a lower sales price to effect a quick sale, and costs to dispose of any supporting collateral.  Determining the estimated fair value of underlying collateral (and related costs to sell) can be difficult in illiquid real estate markets and is subject to significant assumptions and estimates.  Management employs an independent third-party expert in appraisal preparation and review to ascertain the reasonableness of updated appraisals.  Projecting the expected cash flows under troubled debt restructurings which are not collateral dependent is inherently subjective and requires, among other things, an evaluation of the borrower’s current and projected financial condition.

NORTHFIELD BANCORP, INC.  AND SUBSIDIARIES

Notes to Financial Statements – (Continued)

Actual results may be significantly different than our projections and our established allowance for loan losses on these loans, which could have a material effect on our financial results.

There have been 4 loans to one borrower that were restructured during the last twelve months that subsequently defaulted.

The following table details this loan at December 31, 2013 and 2012:

	Year Ended December 31, 2013
	Number of	30-89 Days	90 Days or More
	Relationships	Past Due	Past Due
	(in thousands)
Commercial & Industrial
Substandard - non-accrual	1	$ -	$ 441
Total	1	-	441
CRE
Substandard - non-accrual	3	-	7,052
Total	3	-	7,052
Total	4	$ -	$ 7,493

	Year Ended December 31, 2012
		Pre-Modification	Post-Modification
	Number of	Outstanding Recorded	Outstanding Recorded
	Relationships	Investment	Investment
	(in thousands)
One-to-four Family
Substandard - non-accrual	1	$ -	$ 256
Total	1	$ -	$ 256

(6)Premises and Equipment, Net

At December 31, 2013 and 2012, premises and equipment, less accumulated depreciation and amortization, consists of the following (in thousands):

	December 31,
	2013	2012
At cost:
Land	$ 2,026	$ 2,036
Buildings and improvements	6,647	5,950
Capital leases	2,600	2,600
Furniture, fixtures, and equipment	18,969	17,299
Leasehold improvements	26,126	25,577
	56,368	53,462
Accumulated depreciation and amortization	(27,311)	(23,677)
Premises and equipment, net	$ 29,057	$ 29,785

Depreciation expense for the years ended December 31, 2013, 2012, and 2011 was $3.6 million, $2.8 million, and $2.2 million, respectively.

The Company realized a gain of $397,000 from the sale of vacant land adjacent to a branch in 2013, and no sales of premises and equipment in 2012 or 2011.

NORTHFIELD BANCORP, INC.  AND SUBSIDIARIES

Notes to Financial Statements – (Continued)

(7)Deposits

Deposit account balances are summarized as follows (dollars in thousands):

	December 31,
	2013		2012
	Amount	Weighted Average Rate	Amount	Weighted Average Rate
Transaction:
Negotiable orders of withdrawal	$ 129,955	0.31%	$ 117,762	0.37%
Non-interest bearing checking	235,355	-	209,639	-
Total transaction	365,310	0.11	327,401	0.13
Savings:
Money market	438,562	0.25	514,069	0.46
Savings	380,915	0.10	622,998	0.21
Total savings	819,477	0.18	1,137,067	0.32
Certificates of deposit:
Under $100,000	172,175	0.83	251,387	0.96
$100,000 or more	135,727	1.39	241,005	1.25
Total certificates of deposit	307,902	1.08	492,392	1.10
Total deposits	$ 1,492,689	0.35%	$ 1,956,860	0.49%

The Company had brokered deposits (classified as certificates of deposit in the above table) of $695,000 and $664,000,  at December 31, 2013 and 2012, respectively.

Scheduled maturities of certificates of deposit are summarized as follows (in thousands):

December 31, 2013
2014	$ 215,692
2015	55,551
2016	23,020
2017	8,150
2018	4,798
Thereafter	691
Total	$ 307,902

Interest expense on deposits is summarized as follows (in thousands):

	December 31,
	2013	2012	2011

Negotiable order of withdrawal and money market	$ 1,956	$ 3,226	$ 3,624
Savings-passbook and statement	679	910	1,027
Certificates of deposit	3,866	5,701	7,600
	$ 6,501	$ 9,837	$ 12,251

NORTHFIELD BANCORP, INC.  AND SUBSIDIARIES

Notes to Financial Statements – (Continued)

(8)Borrowings

Borrowings consisted of securities sold under agreements to repurchase, FHLB advances, and obligations under capital leases and are summarized as follows (in thousands):

	December 31,
	2013	2012
Repurchase agreements	$ 181,000	$ 226,000
Other borrowings:
FHLB advances	285,661	188,260
Floating rate advances	2,485	3,394
Obligations under capital leases	1,179	1,468
	$ 470,325	$ 419,122

FHLB advances are secured by a blanket lien on unencumbered securities and the Company’s FHLB capital stock.

Repurchase agreements and FHLB advances have contractual maturities as follows (in thousands):

	December 31, 2013
	FHLB	Repurchase
	Advances	Agreements
2014	$ 43,168	$ 56,000
2015	52,500	62,000
2016	53,910	55,000
2017	74,003	6,000
2018	62,080	2,000
	$ 285,661	$ 181,000

At  December 31, 2013 repurchase agreements have a weighted average rate of 2.70%, with the exception of one repurchase agreement that matures late in the first quarter of 2014 at a rate of 2.92%, all maturing in more than 90 days.  The repurchase agreements are secured primarily by mortgage-backed securities with an amortized cost of $192.7 million, and a fair value of $197.9 million, at December 31, 2013.  At  December 31, 2012 repurchase agreements had a weighted average rate of 3.02%, all maturing in more than 90 days.  The repurchase agreements were secured primarily by mortgage-backed securities with an amortized cost of $242.4 million, and a fair value of $254.2 million, at December 31, 2012.

The Company has the ability to obtain additional funding from the FHLB and Federal Reserve Bank discount window of approximately $797.3 million, utilizing unencumbered securities of $537.4 million and multifamily loans of $308.7 million at December 31, 2013.  The Company expects to have sufficient funds available to meet current commitments in the normal course of business.

Interest expense on borrowings is summarized as follows (in thousands):

	December 31,
	2013	2012	2011
Repurchase agreements	$ 6,492	$ 8,573	$ 11,207
FHLB advances	3,836	4,071	1,776
Over-night borrowings	10	27	20
Obligations under capital leases	109	136	159
	$ 10,447	$ 12,807	$ 13,162

NORTHFIELD BANCORP, INC.  AND SUBSIDIARIES

Notes to Financial Statements – (Continued)

(9)Income Taxes

Income tax expense (benefit) consists of the following (in thousands):

	December 31,
	2013	2012	2011
Federal tax expense (benefit):
Current	$ 12,493	$ 10,081	$ 8,319
Deferred	(2,758)	(1,876)	(2,257)
	9,735	8,205	6,062
State and local tax expense (benefit):
Current	2,276	1,568	1,061
Deferred	(1,275)	(857)	(626)
	1,001	711	435
Total income tax expense	$ 10,736	$ 8,916	$ 6,497

The Company recorded net deferred tax assets of approximately $1.6 million as a result of the acquisition of Flatbush Federal Bancorp at December 31, 2012. The Company recorded a deferred tax liability of approximately $2.4 million as a result of the FDIC-assisted transaction at December 31, 2011.

Reconciliation between the amount of reported total income tax expense and the amount computed by multiplying the applicable statutory income tax rate for the years ended December 31, 2013, 2012, and 2011 is as follows (dollars in thousands):

	December 31,
	2013	2012	2011
Tax expense at statutory rate of 35%	$ 10,459	$ 8,731	$ 8,162
Increase (decrease) in taxes resulting from:
State tax, net of federal income tax	651	462	283
Bank owned life insurance	(1,262)	(1,009)	(1,041)
Merger related costs	-	207	-
Incentive stock options	149	149	149
Uncertain tax position	448	231	-
Bargain purchase gain	-	-	(1,246)
Other, net	291	145	190
Income tax expense	$ 10,736	$ 8,916	$ 6,497

NORTHFIELD BANCORP, INC.  AND SUBSIDIARIES

Notes to Financial Statements – (Continued)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2013 and 2012, are as follows (in thousands):

	December 31,
	2013	2012
Deferred tax assets:
Allowance for loan losses	$ 10,387	$ 11,373
Capitalized leases	492	607
Deferred compensation	2,500	2,503
Accrued salaries	737	742
Postretirement benefits	539	519
Equity awards	2,686	2,183
Unrealized actuarial losses on post retirement benefits	-	197
Straight-line leases adjustment	1,032	1,024
Asset retirement obligation	102	102
Reserve for accrued interest receivable	1,233	1,806
Reserve for loan commitments	180	144
Employee Stock Ownership Plan	241	195
Other	493	619
Depreciation	1,259	582
Fair value adjustments of acquired loans	5,381	433
Fair value adjustments of pension benefit obligations	172	732
Unrealized losses securities	3,556	-
Total gross deferred tax assets	30,990	23,761
Deferred tax liabilities:
Unrealized gains on securities – AFS	-	12,332
Unrealized actuarial gains on post retirement benefits	478	-
Fair value adjustments of acquired securities	17	754
Fair value adjustments of deposit liabilities	45	46
Deferred loan fees	1,105	531
Total gross deferred tax liabilities	1,645	13,663
Net deferred tax asset	$ 29,345	$ 10,098

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

As a savings institution, the Bank is subject to a special federal tax provision regarding its frozen tax bad debt reserve. At December 31, 2013, and December 31, 2012, the Bank’s federal tax bad debt base-year reserve was $5.9 million, with a related net deferred tax liability of $2.8 million, which has not been recognized since the Bank does not expect that this reserve will become taxable in the foreseeable future. Events that would result in taxation of this reserve include redemptions of the Bank’s stock or certain excess distributions by the Bank to the Company.

NORTHFIELD BANCORP, INC.  AND SUBSIDIARIES

Notes to Financial Statements – (Continued)

A reconciliation of the Company’s uncertain tax positions are as follows (in thousands):

	December 31,
	2013	2012	2011
Beginning balance	$ 231	$ -	$ -
Additions based on tax positions related to prior years	448	231	-
Ending balance	$ 679	$ 231	$ -

The Company recorded an additional federal tax provision of $448,000 in 2013 to increase its liability for uncertain tax positions primarily due to denied deductions identified in the federal tax filings from 2009 to 2010 as a result of the on-going Internal Revenue Service’s audit over the respective tax years, related to the Company’s stock offering in 2010.

The following years are open for examination or under examination:

•	Federal tax filings for 2009 through present. The 2009 and 2010 filings are currently under audit.

•	New York State tax filings 2010 through the present.

•	New York City tax filings 2007 through the present. Currently the 2007, 2008, and 2009 filings are under examination.

•	State of New Jersey 2010 through present.

(10)Retirement Benefits

The Company has a 401(k) plan for its employees, which grants eligible employees (those salaried employees with at least three months of service) the opportunity to invest from 2% to 15% of their base compensation in certain investment alternatives.  The Company contributes an amount equal to 25% of employee contributions on the first 6% of base compensation contributed by eligible employees for the first three years of participation.  Subsequent years of participation in excess of three years will increase the Company matching contribution from 25% to 50% of an employee’s contributions, on the first 6% of base compensation contributed by eligible employees.  A member becomes fully vested in the Company’s contributions upon (a) completion of five years of service, or (b) normal retirement, early retirement, permanent disability, or death.  The Company’s contribution to this plan amounted to approximately $266,000,  $226,000, and $218,000 for the years ended December 31, 2013, 2012, and 2011, respectively.

The Company also maintains a profit‑sharing plan in which the Company can contribute to the participant’s 401(k) account, at its discretion, up to the legal limit of the Internal Revenue Code.  The Company did not contribute to the profit sharing plan during 2013, 2012 and 2011.

The Company maintains the Northfield Bank Employee Stock Ownership Plan (the ESOP).  The ESOP is a tax-qualified plan designed to invest primarily in the Company’s common stock.  The ESOP provides employees with the opportunity to receive a funded retirement benefit from the Bank, based primarily on the value of the Company’s common stock.  The ESOP was authorized to, and did purchase, 2,463,884 shares of the Company’s common stock in the Company’s initial public offering at a price of $7.13 per share.  This purchase was funded with a loan from Northfield Bancorp, Inc. to the ESOP.  The first payment on the loan from the ESOP to the Company was due and paid on December 31, 2007, and the outstanding balance at December 31, 2013 and 2012, was $13.9 million and $14.5 million, respectively.  The shares of the Company’s common stock purchased in the initial public offering are pledged as collateral for the loan.  Shares are released for allocation to participants as loan payments are made.  A total of 81,631 and 84,887 shares were released and allocated to participants for the ESOP years ended December 31, 2013 and 2012, respectively.  ESOP compensation expense for the year ended December 31, 2013, 2012, and 2011 was $972,000,  $856,000, and $790,000, respectively.  Cash dividends on unallocated shares are utilized to satisfy required debt payments.  Dividends on allocated shares are utilized to prepay debt which releases additional shares to participants.

Upon completion of the Company’s second-step conversion, a second ESOP was offered to employees in 2013; authorized to, and did purchase, 1,422,357 shares of the Company’s common stock at a price of $10.00 per share.  The purchase was funded with a loan from Northfield Bancorp, Inc. to the second ESOP.  The first payment on the loan from the ESOP to the Company was due and paid on December 31, 2013, and the outstanding balance at December 31, 2013 was $13.9 million.  The shares of the Company’s common stock purchased in the second-step conversion are pledged as collateral for the loan.  Shares are released for allocation to participants as loan payments are made.  A total of 47,412 shares were released and allocated to participants for the second ESOP year ended December 31, 2013.  The second ESOP compensation expense for the year ended December 31, 2013 was $568,000.  Cash

NORTHFIELD BANCORP, INC.  AND SUBSIDIARIES

Notes to Financial Statements – (Continued)

dividends on unallocated shares are utilized to satisfy required debt payments.  Dividends on allocated shares are utilized to prepay debt which releases additional shares to participants.

The Company maintains a Supplemental Employee Stock Ownership Plan (the SESOP), a non-qualified plan, that provides supplemental benefits to certain executives who are prevented from receiving the full benefits contemplated by the ESOP’s benefit formula due to tax law limits for tax-qualified plans.  The supplemental payments for the SESOP consist of cash payments representing the value of Company shares that cannot be allocated to participants under the ESOP due to legal limitations imposed on tax-qualified plans.  The Company made a contribution to the SESOP plan of $38,000,  $25,000, and $25,000 for the years ended December 31, 2013, 2012, and 2011, respectively.

The Company provides post retirement medical and life insurance to a limited number of retired individuals.  The Company also provides retiree life insurance benefits to all qualified employees, up to certain limits.  The following tables set forth the funded status and components of postretirement benefit costs at December 31 measurement dates (in thousands):

	2013	2012	2011
Accumulated postretirement benefit obligation beginning of year	$ 1,778	$ 1,697	$ 1,668
Service cost	9	7	6
Interest cost	56	66	80
Actuarial (gain) loss	(455)	115	47
Benefits paid	(94)	(107)	(104)
Accumulated postretirement benefit obligation end of year	1,294	1,778	1,697
Accrued liability (included in accrued expenses and other liabilities)	$ 1,294	$ 1,778	$ 1,697

The following table sets forth the amounts recognized in accumulated other comprehensive income (loss) (in thousands):

	December 31,
	2013	2012
Net (gain) loss	$ (116)	$ 376
Transition obligation	33	50
Prior service cost	74	90
(Gain) Loss recognized in accumulated other comprehensive income	$ (9)	$ 516

The estimated net gain, transition obligation, and prior service cost that will be amortized from accumulated other comprehensive income (loss) into net periodic cost in 2014 are $11,000,  $17,000, and $25,000 respectively.

The following table sets forth the components of net periodic postretirement benefit costs for the years ended December 31, 2013, 2012, and 2011 (in thousands):

	December 31,
	2013	2012	2011
Service cost	$ 9	$ 7	$ 6
Interest cost	56	66	80
Amortization of transition obligation	17	17	17
Amortization of prior service costs	16	15	15
Amortization of unrecognized loss	36	28	25
Net postretirement benefit cost included in compensation and employee benefits	$ 134	$ 133	$ 143

NORTHFIELD BANCORP, INC.  AND SUBSIDIARIES

Notes to Financial Statements – (Continued)

The assumed discount rate related to plan obligations reflects the weighted average of published market rates for high-quality corporate bonds with terms similar to those of the plans expected benefit payments, rounded to the nearest quarter percentage point.  The Company’s discount rate and rate of compensation increase used in accounting for the plan are as follows:

	2013	2012	2011
Assumptions used to determine benefit obligation at period end:
Discount rate	4.25%	3.25%	4.00%
Rate of increase in compensation	4.00	4.00	4.00
Assumptions used to determine net periodic benefit cost for the year:
Discount rate	3.25	4.00	5.00
Rate of increase in compensation	4.00	4.00	4.00

At December 31, 2013, a medical cost trend rate of 8.75% decreasing 0.50% per year thereafter until an ultimate rate of 4.75% is reached, was used in the plan’s valuation.  The Company’s healthcare cost trend rates are based, among other things, on the Company’s own experience and third-party analysis of recent and projected healthcare cost trends.

A one percentage-point change in assumed heath care cost trends would have the following effects (in thousands):

	One Percentage Point Increase		One Percentage Point Decrease
	2013	2012	2013	2012
Effect on benefits earned and interest cost	$ 5	$ 6	$ (4)	$ (5)
Effect on accumulated postretirement benefit obligation	89	136	(80)	(122)

A one percentage-point change in assumed heath care cost trends would have the following effects (in thousands):

	One Percentage Point Increase			One Percentage Point Decrease
	2013	2012	2011	2013	2012	2011
Aggregate of service and interest
components of net periodic cost (benefit)	$ 5	$ 6	$ 7	$ (4)	$ (5)	$ (5)

Benefit payments of approximately $94,000,  $107,000,  and $104,000 were made in 2013, 2012, and 2011, respectively.  The benefits expected to be paid under the postretirement health benefits plan for the next five years are as follows:  $98,000 in 2014;  $101,000 in 2015;  $103,000 in 2016;  $105,000 in 2017 and $105,000 in 2018.  The benefit payments expected to be paid in the aggregate for the years 2019 through 2023 are $505,000.  The expected benefits are based on the same assumptions used to measure the Company’s benefit obligation at December 31, 2013, and include estimated future employee service.

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

The Company also maintained a defined benefit pension plan (the Plan) covering certain employees and individuals from the Merger, which was terminated in February 2014 and is further described in Note 17, Subsequent Events.

NORTHFIELD BANCORP, INC.  AND SUBSIDIARIES

Notes to Financial Statements – (Continued)

The following tables set forth the Plan’s funded status and components of postretirement benefit costs at December 31 measurement dates (in thousands):

	2013	2012
Accumulated postretirement benefit obligation beginning of year	$ 7,646	$ -
Service cost	-	-
Interest cost	225	38
Actuarial (gain)	(1,261)	-
Benefits paid	(247)	(38)
Acquisition	-	7,646
Accumulated postretirement benefit obligation end of year	6,363	7,646
Plan assets at fair value	6,763	7,030
Net asset (liability)	$ 400	$ (616)

The following table sets forth the amounts recognized in accumulated other comprehensive income (loss) (in thousands):

	December 31,
	2013	2012
Net (gain) recognized in accumulated other comprehensive income	$ (1,143)	$ (109)

The following table sets forth the components of net periodic postretirement benefit costs (in thousands):

	December 31,
	2013	2012
Service cost	$ -	$ -
Interest cost	225	38
Expected return on assets	(207)	$ (35)
Net postretirement benefit cost included in compensation and employee benefits	$ 18	$ 3

The assumed discount rate related to plan obligations reflects the weighted average of published market rates for high-quality corporate bonds with terms similar to those of the plans expected benefit payments, rounded to the nearest quarter percentage point.  Additionally, the assumed long-term rate-of-return-on-assets reflects historical returns earned on equities and fixed income securities, adjusted to reflect expectations of future returns as applied to the plan’s target allocation of asset classes.  The Company’s discount rate, long-term rate-of-return on plan assets, and amortization period are as follows:

	2013	2012
Assumptions used to determine benefit obligation at period end:
Discount rate	3.75%	3.00%
Assumptions used to determine net periodic benefit cost for the year:
Discount rate	3.00	3.00
Long term rate of return on plan assets	3.00	3.00
Amortization period	8.09	8.09

NORTHFIELD BANCORP, INC.  AND SUBSIDIARIES

Notes to Financial Statements – (Continued)

The fair values of the Plan’s assets by asset category are as follows:

Fair Value Measurements at Reporting Date Using:
	December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(in thousands)
Assets measured on a recurring basis:
Common / Collective Trusts - Fixed Income
Market Duration Fixed (h)	$ 1,166	$ -	$ 1,166	$ -
Mutual Funds - Fixed Income
Intermediate Duration (k)	2,354	2,354	-	-
Cash Equivalents - Money market	$ 3,242	$ 3,242	$ -	$ -
Total	$ 6,762	$ 5,596	$ 1,166	$ -

	Fair Value Measurements at Reporting Date Using:
	December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Assets measured on a recurring basis:
Mutual Funds - Equity
Large-Cap Value (a)	$ 664	$ 664	$ -	$ -
Small-Cap Core (b)	869	869	$ -	$ -
Large-Cap Growth (c)	490	490	$ -	$ -
International Core (d)	809	809	$ -	$ -
Common / Collective Trusts - Equity
Large-Cap Core (e)	778	-	778	-
Large-Cap Value (f)	389	-	389	-
Large-Cap Growth (g)	517	-	517	-
Common / Collective Trusts - Fixed Income
Market Duration Fixed (h)	2,514	-	2,514	-
Total	$ 7,030	$ 2,832	$ 4,198	$ -

(a)	This category consists of investments whose sector and industry exposures are maintained within a narrow band around Russell 1000 index. The portfolio holds approximately 150 stocks.

(b)	This category contains stocks whose sector weightings are maintained within a narrow band around those of the Russell 2000 index. The portfolio will typically hold more than 150 stocks.

(c)	This category consists of a mutual fund that seeks fast growth large-cap companies with sustainable franchises and positive price momentum. The portfolio holds 60- 90 stocks.

(d)	This category has investments in medium to large non-U.S. companies, including high quality, durable growth companies and companies based in countries with stable economic and political systems.

(e)	This fund tracks the performance of the S&P 500 Index by purchasing the securities represented in the Index in approximately the same weightings as the Index.

(f)	This category contains large-cap stocks with above-average yield. The portfolio typically holds between 60 and 70 stocks.

(g)	This category consists of a portfolio of between 35 and 55 stocks of fast-growing, predictable and cyclical large cap growth companies.

NORTHFIELD BANCORP, INC.  AND SUBSIDIARIES

Notes to Financial Statements – (Continued)

(h)	This category consists of an index fund that tracks the Barclays Capital U.S. Aggregate Bond Index. The fund invests in Treasury, agency, corporate, mortgage-backed and asset-backed securities.

The Company maintains a nonqualified plan to provide for the elective deferral of all or a portion of director fees by members of the participating board of directors, deferral of all or a portion of the compensation and/or annual incentive compensation payable to eligible employees of the Company, and to provide to certain officers of the Company benefits in excess of those permitted to be paid by the Company’s savings plan, ESOP, and profit‑sharing plan under the applicable Internal Revenue Code.  The plan obligation was approximately $6.0 million and $4.7 million at December 31, 2013 and 2012, respectively, and is included in accrued expenses and other liabilities on the consolidated balance sheets.  Expense under this plan was $963,000,  $384,000, and $151,000 for the years ended December 31, 2013, 2012, and 2011, respectively.  The Company invests to fund this future obligation, in various mutual funds designated as trading securities.  The securities are marked-to-market through current period earnings as a component of non-interest income.  Accrued obligations under this plan are credited or charged with the return on the trading securities portfolio as a component of compensation and benefits expense.

The Company entered into a supplemental retirement agreement with its former president and director in 2006.  The agreement provides for 120 monthly payments of $17,450.  The present value of the obligation, of approximately $1,625,000, was recorded in compensation and benefits expense in 2006.  The present value of the obligation as of December 31, 2013 and 2012, was approximately $536,000 and $712,000,  respectively.

(11)Equity Incentive Plan

The Company maintains the Northfield Bancorp, Inc. 2008 Equity Incentive Plan to grant common stock or options to purchase common stock at specific prices to directors and employees of the Company.  The Plan provides for the issuance or delivery of up to 4,311,796 shares of Northfield Bancorp, Inc. common stock subject to certain Plan limitations.   211,530 shares of stock remain available for issuance under the Plan as of December 31, 2013.    All stock options and restricted stock granted to date vests in equal installments over a five year period beginning one year from the date of grant.   The vesting of options and restricted stock awards may accelerate in accordance with terms of the plan.  Stock options were granted at an exercise price equal to the fair value of the Company’s common stock on the grant date based on quoted market prices and all have an expiration period of ten years.  The fair value of stock options granted on January 30, 2009, was estimated utilizing the Black-Scholes option pricing model using the following assumptions: an expected life of 6.5 years utilizing the simplified method, risk-free rate of return of 2.17%, volatility of 35.33% and a dividend yield of 1.61%.   The fair value of stock options granted on May 29, 2009, was estimated utilizing the Black-Scholes option pricing model using the following assumptions: an expected life of 6.5 years utilizing the simplified method, risk-free rate of return of 2.88%, volatility of 38.39% and a dividend yield of 1.50%.  The fair value of stock options granted on January 30, 2010, was estimated utilizing the Black-Scholes option pricing model using the following assumptions: an expected life of 6.5 years utilizing the simplified method, risk-free rate of return of 2.90%, volatility of 38.29% and a dividend yield of 1.81%.  The fair value of stock options granted on July 26, 2013, was estimated utilizing the Black-Scholes option pricing model using the following assumptions: an expected life of 6.5 years utilizing the simplified method, risk-free rate of return of 1.39%, volatility of 35.33% and a dividend yield of 1.98%.  The Company is expensing the grant date fair value of all employee and director share-based compensation over the requisite service periods on a straight-line basis.

During the years ended December 31, 2013, 2012, and 2011, the Company recorded,  $3.2 million,  $3.0 million and $3.0 million of stock-based compensation.

NORTHFIELD BANCORP, INC.  AND SUBSIDIARIES

Notes to Financial Statements – (Continued)

The following table is a summary of the Company’s non-vested stock options as of December 31, 2013, and changes therein during the year then ended:

	Number of Stock Options	Weighted Average Grant Date Fair Value	Weighted Average Exercise Price	Weighted Average Contractual Life (years)
Outstanding- December 31, 2011	2,885,288	$ 2.30	$ 7.09	7.02
Forfeited	(19,500)	2.30	7.09	-
Exercised	(59,876)	2.30	7.09	-
Outstanding- December 31, 2012	2,805,912	2.30	7.09	6.07
Granted	20,900	3.06	11.97	9.58
Exercised	(26,507)	2.30	7.09	-
Outstanding- December 31, 2013	2,800,305	$ 2.30	$ 7.13	5.16

Exercisable- December 31, 2013	2,285,445	$ 2.30	$ 7.09	5.16

Expected future stock option expense related to the non-vested options outstanding as of December 31, 2013, is $170,000 over an average period of 1.7 years.

The following is a summary of the status of the Company’s restricted shares as of December 31, 2013, and changes therein during the year then ended:

	Number of Shares Awarded	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2011	685,780	$ 7.11
Vested	(228,182)	7.10
Forfeited	(2,694)	7.09
Non-vested at December 31, 2012	454,904	7.11
Granted	13,300	11.97
Vested	(225,595)	7.10
Forfeited	(2,526)	7.09
Non-vested at December 31, 2013	240,083	$ 7.29

Expected future stock award expense related to the non-vested restricted awards as of December 31, 2013, is $294,000 over an average period of 2.4 years.

Upon the exercise of stock options, management expects to utilize treasury stock as the source of issuance for these shares.

(12)Commitments and Contingencies

The Company, in the normal course of business, is party to commitments that involve, to varying degrees, elements of risk in excess of the amounts recognized in the consolidated financial statements.  These commitments include unused lines of credit and commitments to extend credit.

At December 31, 2013 and 2012, the following commitment and contingent liabilities existed that are not reflected in the accompanying consolidated financial statements (in thousands):

	December 31,
	2013	2012
Commitments to extend credit	$ 61,277	$ 34,450
Unused lines of credit	46,080	28,955
Standby letters of credit	$ 604	$ 550

NORTHFIELD BANCORP, INC.  AND SUBSIDIARIES

Notes to Financial Statements – (Continued)

The Company’s maximum exposure to credit losses in the event of nonperformance by the other party to these commitments is represented by the contractual amount.  The Company uses the same credit policies in granting commitments and conditional obligations as it does for amounts recorded in the consolidated balance sheets.  These commitments and obligations do not necessarily represent future cash flow requirements.  The Company evaluates each customer’s creditworthiness on a case‑by‑case basis.  The amount of collateral obtained, if deemed necessary, is based on management’s assessment of risk.  Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third-party.   The guarantees generally extend for a term of up to one year and are fully collateralized.  For each guarantee issued, if the customer defaults on a payment to the third-party, the Company would have to perform under the guarantee.  The unamortized fee on standby letters of credit approximates their fair value; such fees were insignificant at December 31, 2013 and at December 31, 2012.  The Company maintains an allowance for estimated losses on commitments to extend credit in other liabilities.   At December 31, 2013 and 2012, the allowance was $430,000 and $350,000,  respectively, changes to the allowance are recorded as a component of other non-interest expense.

At December 31, 2013, the Company was obligated under non-cancelable operating leases and capitalized leases on property used for banking purposes.  Most leases contain escalation clauses and renewal options which provide for increased rentals as well as for increases in certain property costs including real estate taxes, common area maintenance, and insurance.

The projected minimum annual rental payments and receipts under the capitalized leases and operating leases,  are as follows (in thousands):

	Rental Payments Capitalized Leases	Rental Payments Operating Leases
Year ending December 31:
2014	$ 411	$ 3,928
2015	269	3,980
2016	247	3,860
2017	254	3,738
2018	262	3,356
Thereafter	44	30,998
Total minimum lease payments	$ 1,487	$ 49,860

Net rental expense included in occupancy expense was approximately $4.2 million, $3.9 million,  and $2.9 million for the years ended December 31, 2013, 2012, and 2011, respectively.

In the normal course of business, the Company may be a party to various outstanding legal proceedings and claims.  In the opinion of management, the consolidated financial statements will not be materially affected by the outcome of such legal proceedings and claims.

During 2013 the Federal Reserve Bank abolished the cash balance on deposit requirement. Previously the Bank was required by regulation to maintain a certain level of cash balances on hand and/or on deposit with the Federal Reserve Bank of New York.  As of December 31, 2012, the Bank was required to maintain balances of $1.0 million.

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

(13)Regulatory Requirements

The OCC requires savings institutions to maintain a minimum tangible capital ratio to tangible assets of 1.5%, a minimum core capital ratio to total adjusted assets of 4.0%, and a minimum ratio of total risk-adjusted total assets of 8.0%.

Under  prompt corrective action regulations, the OCC is required to take certain supervisory actions (and may take additional discretionary actions) with respect to an undercapitalized institution.  Such actions could have a direct material effect on the institution’s financial statements.  The regulations establish a framework for the classification of savings institutions into five categories: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized.  Generally, an institution is considered well capitalized if it has a core capital ratio of at least 5%, a Tier 1 risk‑based capital ratio of at least 6%, and a total risk‑based capital ratio of at least 10%.

NORTHFIELD BANCORP, INC.  AND SUBSIDIARIES

Notes to Financial Statements – (Continued)

The foregoing capital ratios are based in part on specific quantitative measures of assets, liabilities, and certain off‑balance‑sheet items as calculated under regulatory accounting practices.  Capital amounts and classifications also are subject to qualitative judgments by the regulators about capital components, risk weighting, and other factors.

Management believes that as of December 31, 2013 and December 31, 2012, the Bank met all capital adequacy requirements to which it is subject.  Further, the most recent OCC notification categorized the Bank as a well‑capitalized institution under the prompt corrective action regulations.  There have been no conditions or events since that notification that management believes have changed the Bank’s capital classification.

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

The following is a summary of the Bank’s regulatory capital amounts and ratios compared to the regulatory requirements as of December 31, 2013 and 2012, for classification as a well-capitalized institution and minimum capital (dollars in thousands):

	OCC Requirements
						For Well
			For Capital			Capitalized
			Adequacy			Under Prompt Corrective
	Actual		Purposes			Action Provisions
	Amount	Ratio	Amount	Ratio		Amount	Ratio
As of December 31, 2013:
Tangible capital to tangible assets	$ 535,007	19.88%	$ 40,363	1.50%	$	NA	NA	%
Tier I capital (core) (to adjusted total assets)	535,007	19.88	107,635	4.00		134,544	5.00
Total capital (to risk-weighted assets)	559,187	28.94	154,570	8.00		193,213	10.00
As of December 31, 2012:
Tangible capital to tangible assets	$ 350,562	12.65%	$ 41,563	1.50%	$	NA	NA	%
Tier I capital (core) (to adjusted total assets)	350,562	12.65	110,836	4.00		138,545	5.00
Total capital (to risk-weighted assets)	371,461	22.30	133,281	8.00		166,601	10.00

(14)Fair Value of Measurement

The following table presents the assets reported on the consolidated balance sheet at their estimated fair value as of December 31, 2013 and 2012, by level within the Fair Value Measurements and Disclosures Topic of the FASB Accounting Standards Codification.  Financial assets and liabilities are classified in their entirety based on the level of input that is significant to the fair value measurement.  The fair value hierarchy is as follows:

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

NORTHFIELD BANCORP, INC.  AND SUBSIDIARIES

Notes to Financial Statements – (Continued)

The following tables summarize financial assets and financial liabilities measured at fair value on a recurring basis as of December 31, 2013 and 2012, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands):

	Fair Value Measurements at Reporting Date Using:
	December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Measured on a recurring basis:
Assets:
Investment securities:
Available-for-sale:
Mortgage-backed securities
GSE	$ 855,571	$ -	$ 855,571	$ -
Non-GSE	4,552	-	4,552	-
Other securities
Corporate bonds	76,452	-	76,452	-
Equities	510	510	-	-
Total available-for-sale	937,085	510	936,575	-
Trading securities	5,998	5,998	-	-
Total	$ 943,083	$ 6,508	$ 936,575	$ -
Measured on a non-recurring basis:
Assets:
Impaired loans:
Real estate loans:
Commercial real estate	$ 23,572	$ -	$ -	$ 23,572
One-to-four family residential mortgage	340	-	-	340
Construction and land	109	-	-	109
Multifamily	1,579	-	-	1,579
Home equity and lines of credit	1,342	-	-	1,342
Total impaired real estate loans	26,942	-	-	26,942
Commercial and industrial loans	616	-	-	616
Other real estate owned	634	-	-	634
Total	$ 28,192	$ -	$ -	$ 28,192

NORTHFIELD BANCORP, INC.  AND SUBSIDIARIES

Notes to Financial Statements – (Continued)

	Fair Value Measurements at Reporting Date Using:
	December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Measured on a recurring basis:
Assets:
Investment securities:
Available-for-sale:
Mortgage-backed securities
GSE	$ 1,180,455	$ -	$ 1,180,455	$ -
Non-GSE	7,776	-	7,776	-
Other securities
Corporate bonds	74,402	-	74,402	-
Equities	12,998	12,998	-	-
Total available-for-sale	1,275,631	12,998	1,262,633	-
Trading securities	4,677	4,677	-	-
Total	$ 1,280,308	$ 17,675	$ 1,262,633	$ -
Measured on a non-recurring basis:
Assets:
Impaired loans:
Real estate loans:
Commercial real estate	$ 29,109	$ -	$ -	$ 29,109
One-to-four family residential mortgage	1,827	-	-	1,827
Construction and land	2,070	-	-	2,070
Multifamily	1,530	-	-	1,530
Home equity and lines of credit	1,943	-	-	1,943
Total impaired real estate loans	36,479	-	-	36,479
Commercial and industrial loans	452	-	-	452
Other real estate owned	870	-	-	870
Total	$ 37,801	$ -	$ -	$ 37,801

The following table presents qualitative information for Level 3 assets measured at fair value on a non-recurring basis at December 31, 2013:

	Fair Value	Valuation Methodology	Unobservable Inputs	Range of Inputs
	(in thousands)
Impaired loans	$ 27,558	Appraisals	Discount for costs to sell	7.0%
			Discount for quick sale	10.0% - 25.0%
		Discounted cash flows	Interest rates	1.1% - 7.5%
Other real estate owned	$ 634	Appraisals	Discount for costs to sell	7.0%

Available -for- Sale Securities: The estimated fair values for mortgage-backed securities, GSE bonds, and corporate securities are obtained from a nationally recognized third-party pricing service.  The estimated fair values are derived primarily from cash flow models, which include assumptions for interest rates, credit losses, and prepayment speeds.  Broker/dealer quotes are utilized as well when such quotes are available and deemed representative of the market.  The significant inputs utilized in the cash flow models are based on market data obtained from sources independent of the Company (observable inputs,) and are therefore classified as Level 2 within the fair value hierarchy.  The estimated fair value of equity securities classified as Level 1, are derived from quoted market prices in active markets.  Equity securities consist primarily of money market mutual funds.  There were no transfers of securities between Level 1 and Level 2 during the year ended December 31, 2013.

Trading Securities: Fair values are derived from quoted market prices in active markets.  The assets consist of publicly traded mutual funds.

NORTHFIELD BANCORP, INC.  AND SUBSIDIARIES

Notes to Financial Statements – (Continued)

In addition, the Company may be required, from time to time, to measure the fair value of certain other financial assets on a nonrecurring basis in accordance with U.S. generally accepted accounting principles.  The adjustments to fair value usually result from the application of lower-of-cost-or-market accounting or write downs of individual assets.

Impaired Loans: At December 31, 2013, and December 31, 2012, the Company had originated impaired loans held-for-investment and held-for-sale with outstanding principal balances of $31.7 million and $43.7 million that were recorded at their estimated fair value of $27.6 million and $36.9 million, respectively.  The Company recorded impairment charges of $2.5 million and $3.6 million for the years ended December 31, 2013 and 2012, respectively, and net charge-offs of $2.3 million and $3.9 million for the years ended December 31, 2013 and 2012, respectively, utilizing Level 3 inputs.  For purposes of estimating fair value of impaired loans, management utilizes independent appraisals, if the loan is collateral dependent, adjusted downward by management, as necessary, for changes in relevant valuation factors subsequent to the appraisal date, or the present value of expected future cash flows for non-collateral dependent loans and troubled debt restructurings.

Other Real Estate Owned:  At December 31, 2013 and 2012, the Company had assets acquired through foreclosure of $634,000 and $870,000, respectively, recorded at estimated fair value, less estimated selling costs when acquired, thus establishing a new cost basis.  Estimated fair value is generally based on independent appraisals.  These appraisals include adjustments to comparable assets based on the appraisers’ market knowledge and experience, and are considered Level 3 inputs.  When an asset is acquired, the excess of the loan balance over fair value, less estimated selling costs, is charged to the allowance for loan losses.  If the estimated fair value of the asset declines, a write-down is recorded through non-interest expense.  The valuation of foreclosed assets is subjective in nature and may be adjusted in the future because of changes in the economic conditions.

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

(b)Securities (Held-to-Maturity)

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

(d)Loans (Held-for-Investment)

Fair values are estimated for portfolios of loans with similar financial characteristics.  Loans are segregated by type such as originated and purchased, and further segregated by residential mortgage, construction, land, multifamily, commercial and consumer.  Each loan category is further segmented into amortizing and non-amortizing and fixed and adjustable rate interest terms and by performing and non-performing categories.  The fair value of loans is estimated by discounting the future cash flows using current prepayment assumptions and current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.  This method of estimating fair value does not incorporate the exit price concept of fair value prescribed by the FASB ASC Topic for Fair Value Measurements and Disclosures.

NORTHFIELD BANCORP, INC.  AND SUBSIDIARIES

Notes to Financial Statements – (Continued)

(e)Loans (Held-for-Sale)

Held-for-sale loans are carried at the lower of aggregate cost or estimated fair value, less costs to sell, and therefore fair value is equal to carrying value.

(f)Deposits

The fair value of deposits with no stated maturity, such as non‑interest‑bearing demand deposits, savings, NOW and money market accounts, is equal to the amount payable on demand.  The fair value of certificates of deposit is based on the discounted value of contractual cash flows.  The discount rate is estimated using the rates currently offered for deposits of similar remaining maturities.

(g)Commitments to Extend Credit and Standby Letters of Credit

The fair value of commitments to extend credit and standby letters of credit are estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties.  For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair value of off‑balance‑sheet commitments is insignificant and therefore not included in the following table.

(h)Borrowings

The fair value of borrowings is estimated by discounting future cash flows based on rates currently available for debt with similar terms and remaining maturity.

(i)Advance Payments by Borrowers

Advance payments by borrowers for taxes and insurance have no stated maturity; the fair value is equal to the amount currently payable.

NORTHFIELD BANCORP, INC.  AND SUBSIDIARIES

Notes to Financial Statements – (Continued)

The estimated fair values of the Company’s significant financial instruments at December 31, 2013, and 2012, are presented in the following table (in thousands):

	December 31, 2013
		Estimated Fair Value
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$ 61,239	$ 61,239	$ -	$ -	$ 61,239
Trading securities	5,998	5,998	-	-	5,998
Securities available-for-sale	937,085	510	936,575	-	937,085
Federal Home Loan Bank of New York stock, at cost	17,516	-	17,516	-	17,516
Loans held-for-sale	471	-	-	471	471
Net loans held-for-investment	1,489,476	-	-	1,472,096	1,472,096
Financial liabilities:
Deposits	$ 1,492,689	$ -	$ 1,495,810	$ -	$ 1,495,810
Repurchase agreements and other borrowings	470,325	-	476,893	-	476,893
Advance payments by borrowers	6,441	-	6,441	-	6,441

	December 31, 2012
		Estimated Fair Value
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$ 128,761	$ 128,761	$ -	$ -	$ 128,761
Trading securities	4,677	4,677	-	-	4,677
Securities available-for-sale	1,275,631	12,998	1,262,633	-	1,275,631
Securities held-to-maturity	2,220	-	2,309	-	2,309
Federal Home Loan Bank of New York stock, at cost	12,550	-	12,550	-	12,550
Loans held-for-sale	5,447	-	-	5,447	5,447
Net loans held-for-investment	1,216,558	-	-	1,289,599	1,289,599
Financial liabilities:
Deposits	$ 1,956,860	$ -	$ 1,962,053	$ -	$ 1,962,053
Repurchase agreements and other borrowings	419,122	-	432,719	-	432,719
Advance payments by borrowers	3,488	-	3,488	-	3,488

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

Fair value estimates are based on existing on‑ and off‑balance‑sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments.  In addition, the tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in the estimates.

(15)Stock Repurchase Program

On July 31, 2013, Northfield Bancorp, Inc.’s (the “Company”) Board of Directors authorized the repurchase of up to 300,093 shares of common stock to fund grants of restricted stock under its 2008 Equity Incentive Plan.  The Company has received a non-objection letter from the Federal Reserve Board with respect to these repurchases, and anticipates conducting such repurchases in

NORTHFIELD BANCORP, INC.  AND SUBSIDIARIES

Notes to Financial Statements – (Continued)

accordance with a Rule 10b5-1 trading plan.  Federal Reserve Board regulations permit a company to repurchase shares of common stock within one year of a mutual-to-stock conversion to fund an existing restricted stock plan.

As of December 31, 2012, the Company had repurchased a total of 5,417,467 shares of its common stock under its prior repurchase plans at an average price of $12.91 per share.  The above shares have not been restated for the second step conversion completed on January 24, 2013, because they were retired as part of the conversion.

(16)Earnings Per Share

The following is a summary of the Company’s earnings per share calculations and reconciliation of basic to diluted earnings per share for the periods indicated (in thousands, except share data):

	December 31,
	2013	2012	2011
Net income available to common stockholders	$ 19,147	$ 16,031	$ 16,823
Weighted average shares outstanding-basic	54,637,680	54,339,467	56,216,794
Effect of non-vested restricted stock and stock options outstanding	922,629	776,213	626,094
Weighted average shares outstanding-diluted	55,560,309	55,115,680	56,842,888
Earnings per share-basic	$ 0.35	$ 0.30	$ 0.30
Earnings per share-diluted	$ 0.34	$ 0.29	$ 0.30

(17)Subsequent Events

On February 10, 2014, the Company terminated the Flatbush Federal Savings and Loan Association Pension Plan which resulted in the reclassification of approximately $1.0 million in gains ($600,000, net of tax) from other comprehensive income into net income.

In February of 2014, we commenced a share repurchase program. Under the program, management is authorized to repurchase up to 2,896,975 in shares in the open market or through privately negotiated transactions. We have repurchased approximately $28.6 million of common stock, representing 2,258,973 shares, under the program through March 14, 2014.

NORTHFIELD BANCORP, INC.  AND SUBSIDIARIES

Notes to Financial Statements – (Continued)

(18)Parent-only Financial Information

The following condensed parent company only financial information reflects Northfield Bancorp, Inc.’s investment in its wholly-owned consolidated subsidiary, Northfield Bank, using the equity method of accounting.

Northfield Bancorp, Inc.

Condensed Balance Sheets

	December 31,
	2013	2012
	(in thousands)
Assets
Cash in Northfield Bank	$ 141,331	$ 7,541
Interest-earning deposits in other financial institutions	224	-
Investment in Northfield Bank	547,216	386,324
Securities available-for-sale (corporate bonds)	-	5,173
ESOP loan receivable	27,799	14,525
Accrued interest receivable	-	94
Other assets	80	2,015
Total assets	$ 716,650	$ 415,672
Liabilities and Stockholders' Equity
Total liabilities	$ 542	$ 799
Total stockholders' equity	716,108	414,873
Total liabilities and stockholders' equity	$ 716,650	$ 415,672

Northfield Bancorp, Inc.

Condensed Statements of Comprehensive (Loss) Income

	Years Ended
	December 31,
	2013	2012	2011
	(in thousands)
Interest on ESOP loan	$ 904	$ 490	$ 500
Interest income on deposit in Northfield Bank	286	18	78
Interest income on deposits in other financial institutions	-	-	3
Interest income on corporate bonds	13	157	688
Gain on securities transactions, net	-	-	227
Undistributed earnings of Northfield Bank	19,157	16,360	16,503
Total income	20,360	17,025	17,999
Other expenses	1,188	1,249	952
Income tax (benefit) expense	25	(255)	224
Total expense	1,213	994	1,176
Net income	$ 19,147	$ 16,031	$ 16,823
Comprehensive (loss) income
Net income	$ 19,147	$ 16,031	$ 16,823
Other comprehensive (loss) income, net of tax	(22,881)	761	6,560
Comprehensive (loss) income	$ (3,734)	$ 16,792	$ 23,383

NORTHFIELD BANCORP, INC.  AND SUBSIDIARIES

Notes to Financial Statements – (Continued)

Northfield Bancorp, Inc.

Condensed Statements of Cash Flows

	December 31,
	2013	2012		2011
	(in thousands)
Cash flows from operating activities
Net income	$ 19,147	$ 16,031		$ 16,823
Adjustments to reconcile net income to net cash provided by operating activities:
Decrease in accrued interest receivable	94	1		410
(Decrease) increase in due to Northfield Bank	(541)	(704)		(478)
Decrease (increase) in other assets	1,271	1,394		57
Amortization of premium on corporate bond	-	68		521
Gain on securities transactions, net	-	-		(227)
(Decrease) Increase in other liabilities	(556)	510		54
Undistributed earnings of Northfield Bank	(19,157)	(16,360)		(16,503)
Net cash provided by operating activities	258	940		657
Cash flows from investing activities
Additional investment in Northfield Bank	(172,299)	-		-
Maturities of corporate bonds	5,173	-		-
Loan to ESOP	(14,224)	-		-
Proceeds from sale of corporate bonds	-	-		31,068
Net cash (used in) provided by investing activities	(181,350)	-	-	31,068
Cash flows from financing activities
Proceeds from sale of common stock	344,202	-		-
Principal payments on ESOP loan receivable	950	430		437
Purchase of treasury stock	(3,628)	(4,344)		(37,811)
Dividends paid	(26,859)	(1,722)		(3,701)
Merger of Northfield Bancorp, MHC	124	-		-
Exercise of stock options	21	-		-
Additional tax benefit on stock awards	296	-		-
Net cash provided by (used in) financing activities	315,106	(5,636)	-	(41,075)
Net (decrease) increase in cash and cash equivalents	134,014	(4,696)		(9,350)
Cash and cash equivalents at beginning of year	7,541	12,237		21,587
Cash and cash equivalents at end of year	$ 141,555	$ 7,541		$ 12,237

NORTHFIELD BANCORP, INC.  AND SUBSIDIARIES

Notes to Financial Statements – (Continued)

Selected Quarterly Financial Data (Unaudited)

The following tables are a summary of certain quarterly financial data for the years ended December 31, 2013 and 2012:

	2013 Quarter Ended
	March 31	June 30	September 30	December 31
	(Dollars in thousands, except per share data)
Selected Operating Data:
Interest income	$ 23,516	$ 22,954	$ 23,380	$ 22,620
Interest expense	4,751	4,199	4,060	3,938
Net interest income	18,765	18,755	19,320	18,682
Provision for loan losses	277	417	817	416
Net interest income after provision for loan losses	18,488	18,338	18,503	18,266
Other income	3,256	1,698	2,588	2,619
Other expenses	14,366	13,209	13,309	12,989
Income before income tax expense	7,378	6,827	7,782	7,896
Income tax expense	2,586	2,528	2,682	2,940
Net income	$ 4,792	$ 4,299	$ 5,100	$ 4,956
Net income per common share- basic	$ 0.09	$ 0.08	$ 0.09	$ 0.09
Net income per common share- diluted	$ 0.09	$ 0.08	$ 0.09	$ 0.08

	2012 Quarter Ended
	March 31	June 30	September 30	December 31
	(Dollars in thousands, except per share data)
Selected Operating Data:
Interest income	$ 22,739	$ 22,760	$ 22,690	$ 23,350
Interest expense	5,814	5,747	5,691	5,392
Net interest income	16,925	17,013	16,999	17,958
Provision for loan losses	615	544	502	1,875
Net interest income after provision for loan losses	16,310	16,469	16,497	16,083
Other income	3,975	1,430	1,710	1,471
Other expenses	12,642	11,801	12,028	12,527
Income before income tax expense	7,643	6,098	6,179	5,027
Income tax expense	2,695	2,150	2,285	1,786
Net income	$ 4,948	$ 3,948	$ 3,894	$ 3,241
Net income per common share- basic	$ 0.10	$ 0.07	$ 0.07	$ 0.06
Net income per common share- diluted	$ 0.09	$ 0.07	$ 0.07	$ 0.06

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

John W. Alexander, our Chief Executive Officer, and William R. Jacobs, our Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) the “Exchange Act” as of December 31, 2013.  Based upon their evaluation, they each found that our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fourth quarter of 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting and we identified no material weaknesses requiring corrective action with respect to those controls.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013.  In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (1992).  Based on our assessment we believe that, as of December 31, 2013, the Company’s internal control over financial reporting is effective based on those criteria.

The Company’s independent registered public accounting firm that audited the consolidated financial statements has issued an audit report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013, and it is included in Item 8, under Part II of this Annual Report on Form 10-K.  This report appears on page 65 of the document.

ITEM 9B.OTHER INFORMATION

None

PART III

ITEM 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The sections of the Company’s definitive proxy statement for the Company’s 2014 Annual Meeting of the Stockholders (the “2014 Proxy Statement”) entitled “Proposal I-Election of Directors,” “Other Information-Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance and Board Matters -Codes of Conduct and Ethics,” “Stockholder Communications,” and “Board of Directors, Leadership Structure, Role in Risk Oversight, Meetings and Standing Committees-Audit Committee” are incorporated herein by reference.

ITEM 11.EXECUTIVE COMPENSATION

The sections of the Company’s 2014 Proxy Statement entitled “Corporate Governance and Board Matters-Director Compensation,” and “Executive Compensation” are incorporated herein by reference.

ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The sections of the Company’s 2014 Proxy Statement entitled “Voting Securities and Principal Holders Thereof”, “Corporate Governance and Board Matters – Equity Compensation Plans Approved by Stockholders” and “Proposal I-Election of Directors” are incorporated herein by reference.

Set forth below is information as of December 31, 2013, with respect to compensation plans (other than our employee stock ownership plan) under which equity securities of the Company are authorized for issuance.

	Equity Compensation Plan Information
	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights(1)	Number of Securities Remaining Available for Future Issuance Under Stock-Based Compensation Plans (Excluding Securities Reflected in First Column)
Equity compensation plans approved by security holders	3,040,388	$ 7.14	211,530
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	3,040,388	$ 7.14	211,530

ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The section of the Company’s 2014 Proxy Statement entitled “Corporate Governance and Board Matters-Transactions with Certain Related Persons” is incorporated herein by reference.

ITEM 14.PRINCIPAL ACCOUNTING FEES AND SERVICES

The sections of the Company’s 2014 Proxy Statement entitled “Audit-Related Matters-Policy for Approval of Audit and Permitted Non-audit Services” and “Auditor Fees and Services” are incorporated herein by reference.

PART IV

ITEM 15.EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)  Financial Statements

The following documents are filed as part of this Form 10-K.

(A)	Report of Independent Registered Public Accounting Firm
(B)	Consolidated Balance Sheets - at December 31, 2013, and 2012
(C)	Consolidated Statements of Comprehensive (Loss) Income - Years ended December 31, 2013, 2012, and 2011
(D)	Consolidated Statements of Changes in Stockholders’ Equity - Years ended December 31, 2013, 2012, and 2011
(E)	Consolidated Statements of Cash Flows - Years ended December 31, 2013, 2012, and 2011
(F)	Notes to Consolidated Financial Statements.

(a)(2)Exhibits

3.1	Certificate of Incorporation of Northfield Bancorp, Inc. ***
3.2	Bylaws of Northfield Bancorp, Inc. ***
4	Form of Common Stock Certificate of Northfield Bancorp, Inc. ***
10.1	Amended Employment Agreement with Kenneth J. Doherty (10) †
10.2	Amended Employment Agreement with Steven M. Klein (10) †
10.3	Supplemental Executive Retirement Agreement with Albert J. Regen (1) †
10.4	Northfield Bank 2014 Management Cash Incentive Compensation Plan (4) †
10.5	Short Term Disability and Long Term Disability for Senior Management (1) †
10.6	Northfield Bank Non-Qualified Deferred Compensation Plan (3) †
10.7	Northfield Bank Non Qualified Supplemental Employee Stock Ownership Plan (3) †
10.8	Amended Employment Agreement with John W. Alexander (2) †
10.9	Amended Employment Agreement with Michael J. Widmer (2) †
10.10	Amendment to Northfield Bank Non-Qualified Deferred Compensation Plan (6) †
10.11	Amendment to Northfield Bank Non-Qualified Supplemental Employee Stock Ownership
Plan (6) †
10.12	Northfield Bancorp, Inc. 2008 Equity Incentive Plan (5) †
10.13	Form of Director Non-Statutory Stock Option Award Agreement under the 2008 Equity Incentive
Plan (6) †
10.14	Form of Director Restricted Stock Award Agreement under the 2008 Equity Incentive Plan (6) †
10.15	Form of Employee Non-Statutory Stock Option Award Agreement under the 2008 Equity
Incentive Plan (6) †
10.16	Form of Employee Incentive Stock Option Award Agreement under the 2008 Equity Incentive
Plan (6) †
10.17	Form of Employee Restricted Stock Award Agreement under the 2008 Equity Incentive
Plan (6) †
10.18	Northfield Bancorp, Inc. Management Cash Incentive Plan (7) †
10.19	Group Term Replacement Plan (9) †
10.20	Agreement and General Release with Madeline G. Frank dated March 15, 2012 (11) †
10.21	Addendum to Employment Agreement with Steven M. Klein (12) †
21	Subsidiaries of Registrant (1)
23	Consent of KPMG LLP *
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101

The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Changes in Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements.  **

______________________

†     Management contract or compensation plan or arrangement.

*     Filed herewith.

**   Furnished, not filed

*** Previously filed

(1)Incorporated by reference to the Registration Statement on Form S-1 of Northfield Bancorp, Inc. (File No. 333-143643), originally filed with the Securities and Exchange Commission on June 11, 2007.

(2)Incorporated by reference to Northfield Bancorp Inc.’s Current Report on Form 8-K, dated  December 18, 2013, filed with the Securities and Exchange Commission on December 23, 2013 (File Number 001-33732).

(3)Incorporated by reference to Northfield Bancorp Inc.’s Annual Report on Form 10-K, dated December 31, 2007, filed with the Securities and Exchange Commission on March 31, 2008 (File Number 001-33732).

(4)Incorporated by reference to Northfield Bancorp Inc.’s Current Report on Form 8-K, dated January 29, 2014, filed with the Securities and Exchange Commission on January 31, 2014 (File Number 001-35791).

(5)Incorporated by reference to Northfield Bancorp Inc.’s Proxy Statement Pursuant to Section 14(a) filed with the Securities and Exchange Commission on November 12, 2008 (File Number 001-33732).

(6)Incorporated by reference to Northfield Bancorp Inc.’s Annual Report on Form 10-K, dated December 31, 2008, filed with the Securities and Exchange Commission on March 16, 2009 (File Number 001-33732).

(7)Incorporated by reference to Appendix A of Northfield Bancorp Inc.’s Definitive Proxy Statement for the 2009 Annual Meeting of Stockholders (File No. 001-33732) as filed with the Securities and Exchange Commission on April 23, 2009).

(8)Incorporated by reference to Northfield Bancorp Inc.’s Current Report on Form 8-K, dated March 25, 2009, filed with the Securities and Exchange Commission on March 27, 2009 (File Number 001-33732).

(9)Incorporated by reference to Northfield Bancorp Inc.’s Current Report on Form 8-K, dated April 28, 2010, filed with the Securities and Exchange Commission on April 29, 2010 (File Number 001-33732).

(10)Incorporated by reference to Northfield Bancorp Inc.’s Current Report on Form 8-K, dated June 26, 2013, filed with the Securities and Exchange Commission on July 2, 2013 (File Number 001-33732).

(11)Incorporated by reference to Northfield Bancorp Inc.’s Current Report on Form 8-K, dated March 15, 2012, filed with the Securities and Exchange Commission on March 15, 2012 (File Number 001-33732).

(12)Incorporated by reference to Northfield Bancorp Inc.’s Current Report on Form 8-K, dated January 28, 2013, filed with the Securities and Exchange Commission on January 30, 2013 (File Number 001-35791).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTHFIELD BANCORP, INC.

Date:March 17, 2014	By:/s/ John W. Alexander
John W. Alexander
Chairman and Chief Executive Officer
(Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date
/s/ John W. Alexander John W. Alexander	Chairman and Chief Executive Officer (Principal Executive Officer)	March 17, 2014
/s/ William R. Jacobs William R. Jacobs	Chief Financial Officer (Principal Financial and Accounting Officer)	March 17, 2014

/s/ John R. Bowen John R. Bowen	Director	March 17, 2014

/s/ Annette Catino Annette Catino	Director	March 17, 2014

/s/ Gil Chapman Gil Chapman	Director	March 17, 2014

/s/ John P. Connors, Jr John P. Connors, Jr.	Director	March 17, 2014
/s/ John J. DePierro John J. DePierro	Director	March 17, 2014
/s/ Timothy C. Harrison Timothy C. Harrison	Director	March 17, 2014
/s/ Karen J. Kessler Karen J. Kessler	Director	March 17, 2014
/s/ Steven M. Klein Steven M. Klein	Director	March 17, 2014
/s/ Susan Lamberti Susan Lamberti	Director	March 17, 2014
/s/ Frank P. Patafio Frank P. Patafio	Director	March 17, 2014
/s/ Patrick E. Scura, Jr. Patrick E. Scura, Jr.	Director	March 17, 2014