Form 10-K/A
period 2013-12-31
Northfield Bancorp, Inc.
filed 2014-04-24
CIK 1493225

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

AMENDMENT NO. 1

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

DOCUMENTS INCORPORATED BY REFERENCE

Proxy Statement for the 2014 Annual Meeting of Stockholders of the Registrant (Part III).

EXPLANATORY NOTE

Northfield Bancorp, Inc. is filing this Form 10-K/A to amend Part IV of, and the Exhibits to, its Annual Report filed on Form 10-K for the fiscal year ended December 31, 2013, which were previously filed with the Securities and Exchange Commission on March 17, 2014.  The Form 10-K is being amended to include Exhibit 31.1, the Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, which was inadvertently omitted from the initial filing.

This Form 10-K/A does not reflect events occurring after the filing of Northfield Bancorp, Inc.’s Form 10-K on March 17, 2014 or modify or update the disclosure contained therein in any way other than as required to reflect the amendments discussed above, and to include the exhibits required for the amended filing.

All other items of the Form 10-K have not been amended.

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

PART IV

ITEM 15.EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)  Financial Statements

The following documents are filed as part of this Form 10-K/A.

(A)	Report of Independent Registered Public Accounting Firm
(B)	Consolidated Balance Sheets - at December 31, 2013, and 2012
(C)	Consolidated Statements of Comprehensive (Loss) Income - Years ended December 31, 2013, 2012, and 2011
(D)	Consolidated Statements of Changes in Stockholders’ Equity - Years ended December 31, 2013, 2012, and 2011
(E)	Consolidated Statements of Cash Flows - Years ended December 31, 2013, 2012, and 2011
(F)	Notes to Consolidated Financial Statements.

(a)(2)Exhibits

3.1	Certificate of Incorporation of Northfield Bancorp, Inc. ***
3.2	Bylaws of Northfield Bancorp, Inc. ***
4	Form of Common Stock Certificate of Northfield Bancorp, Inc. ***
10.1	Amended Employment Agreement with Kenneth J. Doherty (10) †
10.2	Amended Employment Agreement with Steven M. Klein (10) †
10.3	Supplemental Executive Retirement Agreement with Albert J. Regen (1) †
10.4	Northfield Bank 2014 Management Cash Incentive Compensation Plan (4) †
10.5	Short Term Disability and Long Term Disability for Senior Management (1) †
10.6	Northfield Bank Non-Qualified Deferred Compensation Plan (3) †
10.7	Northfield Bank Non Qualified Supplemental Employee Stock Ownership Plan (3) †
10.8	Amended Employment Agreement with John W. Alexander (2) †
10.9	Amended Employment Agreement with Michael J. Widmer (2) †
10.10	Amendment to Northfield Bank Non-Qualified Deferred Compensation Plan (6) †
10.11	Amendment to Northfield Bank Non-Qualified Supplemental Employee Stock Ownership
Plan (6) †
10.12	Northfield Bancorp, Inc. 2008 Equity Incentive Plan (5) †
10.13	Form of Director Non-Statutory Stock Option Award Agreement under the 2008 Equity Incentive
Plan (6) †
10.14	Form of Director Restricted Stock Award Agreement under the 2008 Equity Incentive Plan (6) †
10.15	Form of Employee Non-Statutory Stock Option Award Agreement under the 2008 Equity
Incentive Plan (6) †
10.16	Form of Employee Incentive Stock Option Award Agreement under the 2008 Equity Incentive
Plan (6) †
10.17	Form of Employee Restricted Stock Award Agreement under the 2008 Equity Incentive
Plan (6) †
10.18	Northfield Bancorp, Inc. Management Cash Incentive Plan (7) †
10.19	Group Term Replacement Plan (9) †
10.20	Agreement and General Release with Madeline G. Frank dated March 15, 2012 (11) †
10.21	Addendum to Employment Agreement with Steven M. Klein (12) †
10.22	Addendum to Employment Agreement with Steven M. Klein (13) †
10.23	Addendum to Employment Agreement with Kenneth J. Doherty (13) †
10.24	Addendum to Employment Agreement with Michael J. Widmer (13) †
21	Subsidiaries of Registrant (1)
23	Consent of KPMG LLP *
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101

The following materials from the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Changes in Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements.  **

______________________

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

(13)Incorporated by reference to Northfield Bancorp Inc.’s Current Report on Form 8-K, dated March 31, 2014, filed with the Securities and Exchange Commission on April 1, 2014 (File Number 001-35791).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTHFIELD BANCORP, INC.

Date:April 23, 2014	By:/s/ John W. Alexander
John W. Alexander
Chairman and Chief Executive Officer
(Duly Authorized Representative)