Form 10-Q
period 2014-03-31
Northfield Bancorp, Inc.
filed 2014-05-09
CIK 1493225

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON,  D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For transition period from               to

Commission File Number	1-35791

NORTHFIELD BANCORP, INC.
(Exact name of registrant as specified in its charter)

Delaware	80-0882592
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

581 Main Street, Woodbridge, New Jersey	07095
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (732) 499-7200

Not Applicable
(Former name, former address, and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒    No ☐.
Indicate by check mark whether the registrant has submitted electronically and posted on it corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for shorter period that the registrant was required and post such files).  Yes ☒    No ☐.
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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer o (Do not check if smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒.
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.
53,555,165 shares of Common Stock, par value $0.01 per share, were issued and outstanding as of May 1, 2014.

NORTHFIELD BANCORP, INC.
Form 10-Q Quarterly Report

PART I
ITEM1.        FINANCIAL STATEMENTS
NORTHFIELD BANCORP, INC.
CONSOLIDATED BALANCE SHEETS
March 31, 2014, and December 31, 2013
(Unaudited)
(In thousands, except share amounts)

	March 31, 2014	December 31, 2013
ASSETS:
Cash and due from banks	$15,080	$15,348
Interest-bearing deposits in other financial institutions	46,037	45,891
Total cash and cash equivalents	61,117	61,239
Trading securities	6,114	5,998
Securities available-for-sale, at estimated fair value
(encumbered $203,814 in 2014 and $197,896 in 2013)	902,350	937,085
Loans held-for-sale	471	471
Purchased credit-impaired (PCI) loans held-for-investment	56,856	59,468
Loans acquired	73,292	77,817
Originated loans held-for-investment, net	1,384,916	1,352,191
Loans held-for-investment, net	1,515,064	1,489,476
Allowance for loan losses	(26,565)	(26,037)
Net loans held-for-investment	1,488,499	1,463,439
Accrued interest receivable	8,126	8,137
Bank owned life insurance	126,097	125,113
Federal Home Loan Bank of New York stock, at cost	18,686	17,516
Premises and equipment, net	28,371	29,057
Goodwill	16,159	16,159
Other real estate owned	150	634
Other assets	35,831	37,916
Total assets	$2,691,971	$2,702,764

LIABILITIES AND STOCKHOLDERS’ EQUITY:
LIABILITIES:
Deposits	$1,484,774	$1,492,689
Securities sold under agreements to repurchase	184,000	181,000
Other borrowings	315,287	289,325
Advance payments by borrowers for taxes and insurance	8,695	6,441
Accrued expenses and other liabilities	17,492	17,201
Total liabilities	2,010,248	1,986,656

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value; 10,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value: 150,000,000 shares authorized, 58,226,326 shares issued at March 31, 2014, and December 31, 2013, 54,916,665
and 57,926,233 outstanding at March 31, 2014 and December 31, 2013, respectively	582	582
Additional paid-in-capital	509,396	508,609
Unallocated common stock held by employee stock ownership plan	(26,722)	(26,985)
Retained earnings	243,767	242,180
Accumulated other comprehensive loss	(3,362)	(4,650)
Treasury stock at cost; 3,309,661and 300,093 shares at March 31, 2014 and December 31, 2013, respectively	(41,938)	(3,628)
Total stockholders’ equity	681,723	716,108
Total liabilities and stockholders’ equity	$2,691,971	$2,702,764
See accompanying notes to consolidated financial statements.

NORTHFIELD BANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Three months ended March 31, 2014 and 2013
(Unaudited)
(In thousands, except share data)

	Three Months Ended March 31,
	2014	2013
Interest income:
Loans	$17,796	$16,487
Mortgage-backed securities	4,589	6,392
Other securities	157	441
Federal Home Loan Bank of New York dividends	210	156
Deposits in other financial institutions	12	40
Total interest income	22,764	23,516
Interest expense:
Deposits	1,238	2,138
Borrowings	2,411	2,613
Total interest expense	3,649	4,751
Net interest income	19,115	18,765
Provision for loan losses	417	277
Net interest income after provision for loan losses	18,698	18,488
Non-interest income:
Fees and service charges for customer services	1,029	711
Income on bank owned life insurance	984	765
Gain on securities transactions, net	124	1,813
Other-than-temporary impairment losses on securities	—	(72)
Net impairment losses on securities recognized in earnings	—	(72)
Other	35	39
Total non-interest income	2,172	3,256
Non-interest expense:
Compensation and employee benefits	5,235	6,912
Occupancy	2,621	2,402
Furniture and equipment	419	429
Data processing	810	1,596
Professional fees	526	746
FDIC insurance	309	387
Other	2,143	1,894
Total non-interest expense	12,063	14,366
Income before income tax expense	8,807	7,378
Income tax expense	3,588	2,586
Net income	$5,219	$4,792
Net income per common share:
Basic	$0.10	$0.09
Diluted	$0.10	$0.09

NORTHFIELD BANCORP, INC. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME - (Continued) Three months ended March 31, 2014 and 2013 (Unaudited) (In thousands, except share data)

	Three Months Ended March 31,
	2014	2013
Other comprehensive income:
Unrealized gains (losses) on securities:
Net unrealized holding gains (losses) on securities	$3,340	$(4,914)
Less: reclassification adjustment for gains included in net income (included in gain on securities transactions, net)	(55)	(1,570)
Net unrealized gains (losses)	3,285	(6,484)
Post retirement benefit adjustment	(1,141)	—
Reclassification adjustment for OTTI impairment included in net income (included OTTI losses on securities)	—	72
Other comprehensive income (loss), before tax	2,144	(6,412)
Income tax expense (benefit) related to net unrealized holding gains (losses) on securities	1,336	(1,923)
Income tax expense related to reclassification adjustment for gains included in net income	(22)	(628)
Income tax (benefit) related to post retirement benefit adjustment	(458)	—
Income tax benefit related to reclassification adjustment for OTTI impairment included in net income	—	29
Other comprehensive income (loss), net of tax	$1,288	$(3,890)
Comprehensive income	$6,507	$902

See accompanying notes to consolidated financial statements.

NORTHFIELD BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Three Months Ended March 31, 2014, and 2013
(Unaudited)
(In thousands, except share data)

				Unallocated		Accumulated
				Common Stock		Other
	Common Stock		Additional	Held by the		Comprehensive		Total
		Par	Paid-in	Employee Stock	Retained	Income (Loss),	Treasury	Stockholders'
	Shares	Value	Capital	Ownership Plan	Earnings	Net of tax	Stock	Equity
Balance at December 31, 2012	46,904,286	$469	$230,253	$(13,965)	$249,892	$18,231	$(70,007)	$414,873
Net income					4,792			4,792
Other comprehensive loss, net of tax						(3,890)		(3,890)
ESOP shares allocated or committed to be released			96	232				328
Stock compensation expense			786					786
Additional tax benefit on equity awards			296					296
Corporate reorganization:
Merger of Northfield Bancorp, MHC	(24,641,684)	(246)	370					124
Exchange of common stock	(16,845,135)	(169)	169					—
Treasury stock retired	(5,417,467)	(54)	(69,953)				70,007	—
Proceeds of stock offering, net of costs	58,199,819	582	329,396					329,978
Purchase of common stock by ESOP			14,224	(14,224)				—
Exercise of stock options	3,000		21					21
Cash dividends declared ($0.06 per common share)					(3,280)			(3,280)
Balance at March 31, 2013	58,202,819	$582	$505,658	$(27,957)	$251,404	$14,341	$—	$744,028

Balance at December 31, 2013	58,226,326	$582	$508,609	$(26,985)	$242,180	$(4,650)	$(3,628)	$716,108
Net income					5,219			5,219
Other comprehensive income, net of tax						1,288		1,288
ESOP shares allocated or committed to be released			147	263				410
Stock compensation expense			252					252
Additional tax benefit on equity awards			388					388
Exercise of stock options					(337)		515	178
Cash dividends declared ($0.06 per common share)					(3,295)			(3,295)
Treasury stock (average cost of $12.67 per share)							(38,825)	(38,825)
Balance at March 31, 2014	58,226,326	$582	$509,396	$(26,722)	$243,767	$(3,362)	$(41,938)	$681,723

See accompanying notes to consolidated financial statements.

NORTHFIELD BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Three months ended March 31, 2014, and 2013
(Unaudited) (In thousands)

	2014	2013
Cash flows from operating activities:
Net income	$5,219	$4,792
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	417	277
ESOP and stock compensation expense	662	1,114
Depreciation	926	855
Amortization of premiums, and deferred loan costs, net of (accretion) of discounts, and deferred loan fees	337	889
Amortization intangible assets	106	112
Income on bank owned life insurance	(984)	(765)
Net (gain) on sale of loans held-for-sale	—	(13)
Proceeds from sale of loans held-for-sale	—	6,992
Origination of loans held-for-sale	—	(1,532)
Gain on securities transactions, net	(124)	(1,813)
Loss on sale of other real estate owned	19	—
Net purchases of trading securities	(47)	(241)
Decrease (increase) in accrued interest receivable	12	(154)
Increase in other assets	(35)	(1,671)
Increase in accrued expenses and other liabilities	290	4,189
Net cash provided by operating activities	6,798	13,031
Cash flows from investing activities:
Net increase in loans receivable	(25,605)	(12,018)
(Purchases) redemption of Federal Home Loan Bank of New York stock, net	(1,170)	871
Purchases of securities available-for-sale	(436)	(189,893)
Principal payments and maturities on securities available-for-sale	37,427	123,644
Proceeds from sale of securities available-for-sale	877	25,115
Death benefits received from bank owned life insurance	—	193
Proceeds from sale of other real estate owned	418	—
Purchases and improvements of premises and equipment	(240)	(1,456)
Net cash provided by (used in) investing activities	11,271	(53,544)
Cash flows from financing activities:
Net decrease in deposits	(7,915)	(42,752)
Dividends paid	(3,295)	(3,280)
Net proceeds from sale of common stock	—	54,648
Merger of Northfield Bancorp, MHC	—	124
Purchase of common stock for ESOP	—	(14,224)
Exercise of stock options	178	21
Purchase of treasury stock	(38,763)	—
Additional tax benefit on equity awards	388	296
Increase in advance payments by borrowers for taxes and insurance	2,254	2,456
Repayments under capital lease obligations	(79)	(68)
Proceeds from securities sold under agreements to repurchase and other borrowings	96,488	—
Repayments related to securities sold under agreements to repurchase and other borrowings	(67,447)	(19,550)
Net cash (used in) financing activities	(18,191)	(22,329)
Net decrease in cash and cash equivalents	(122)	(62,842)
Cash and cash equivalents at beginning of period	61,239	128,761
Cash and cash equivalents at end of period	$61,117	$65,919

NORTHFIELD BANCORP, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued) Three months ended March 31, 2014, and 2013 (Unaudited) (In thousands)

Supplemental cash flow information:
Cash paid during the period for:
Interest	$3,683	$4,780
Income taxes	4,053	4,096
Non-cash transactions:
Loans (recovered) charged-off, net	(111)	385
Transfer of held-to-maturity securities to available-for-sale securities	—	2,219
Other real estate owned write-downs	47	—
Increase in due to broker for purchases of securities available-for-sale	—	22,944
Increase in due from broker for sales of securities available-for-sale	—	46,553
Deposits utilized to purchase common stock	$—	$289,554

See accompanying notes to consolidated financial statements.

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements
Note 1 – Basis of Presentation
The consolidated financial statements are comprised of the accounts of Northfield Bancorp, Inc. (the “Company”) and its wholly owned subsidiaries, Northfield Investments, Inc. and Northfield Bank ("the Bank") and the Bank’s wholly-owned significant subsidiaries, NSB Services Corp. and NSB Realty Trust. All significant intercompany accounts and transactions have been eliminated in consolidation.

In the opinion of management, all adjustments (consisting solely of normal and recurring adjustments) necessary for the fair presentation of the consolidated financial condition and the consolidated results of operations for the unaudited periods presented have been included.  The results of operations and other data presented for the three months ended March 31, 2014, are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2014.  Certain prior year amounts have been reclassified to conform to the current year presentation.
In preparing the unaudited consolidated financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”), management has made estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated statements of financial condition and results of operations for the periods indicated.  Material estimates that are particularly susceptible to change are: the allowance for loan losses, the evaluation of goodwill and other intangible assets, impairment on investment securities, fair value measurements of assets and liabilities, and income taxes.  Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the consolidated financial statements in the period they are deemed necessary. While management uses its best judgment, actual amounts or results could differ significantly from those estimates. The current economic environment has increased the degree of uncertainty inherent in these material estimates.

Certain information and note disclosures usually included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for the preparation of interim financial statements.  The consolidated financial statements presented should be read in conjunction with the audited consolidated financial statements and notes to consolidated financial statements included in the Annual Report on Form 10-K/A for the year ended December 31, 2013, of Northfield Bancorp, Inc. as filed with the SEC.

Note 2 – Securities
The following is a comparative summary of mortgage-backed securities and other securities available-for-sale at March 31, 2014, and December 31, 2013 (in thousands):

	March 31, 2014
		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
	cost	gains	losses	value
Mortgage-backed securities:
Pass-through certificates:
Government sponsored enterprises (GSE)	$348,716	$8,501	$3,694	$353,523
Real estate mortgage investment conduits (REMICs):
GSE	477,975	1,769	12,351	467,393
Non-GSE	3,951	107	44	4,014
	830,642	10,377	16,089	824,930
Other securities:
Equity investments-mutual funds	946	—	—	946
Corporate bonds	76,326	149	1	76,474
	77,272	149	1	77,420
Total securities available-for-sale	$907,914	$10,526	$16,090	$902,350

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

	December 31, 2013
		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
	cost	gains	losses	value
Mortgage-backed securities:
Pass-through certificates:
GSE	$366,884	$8,573	$5,113	$370,344
Real estate mortgage investment conduits (REMICs):
GSE	497,575	1,699	14,047	485,227
Non-GSE	4,474	126	48	4,552
	868,933	10,398	19,208	860,123
Other securities:
Equity investments-mutual funds	510	—	—	510
Corporate bonds	76,491	66	105	76,452
	77,001	66	105	76,962
Total securities available-for-sale	$945,934	$10,464	$19,313	$937,085

The following is a summary of the expected maturity distribution of debt securities available-for-sale, other than mortgage-backed securities, at March 31, 2014 (in thousands):

Available-for-sale	Amortized cost	Estimated fair value
Due in one year or less	$10,055	$10,077
Due after one year through five years	66,271	66,397
	$76,326	$76,474

Expected maturities on mortgage-backed securities may differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without penalties.

For the three months ended March 31, 2014, the Company had gross proceeds of $877,000 on sales of securities available-for-sale with gross realized gains of approximately $55,000 and no gross realized losses. For the three months ended March 31, 2013, the Company had gross proceeds of $25.1 million on sales of securities available-for-sale with gross realized gains of approximately $1.6 million and gross realized losses of $55,000.  The Company recognized $69,000 in net gains on its trading securities portfolio during the three months ended March 31, 2014. The Company recognized $243,000 in net gains on its trading securities portfolio during the three months ended March 31, 2013.  The Company did not recognize any other-than-temporary impairment charges during the three months ended March 31, 2014 and recognized $72,000 of other-than-temporary impairment charges during the three months ended March 31, 2013.

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

Gross unrealized losses on mortgage-backed securities, equity investments, and corporate bonds available-for-sale, and the estimated fair value of the related securities, aggregated by security category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2014, and December 31, 2013, were as follows (in thousands):

	March 31, 2014
	Less than 12 months		12 months or more		Total
	Unrealized	Estimated	Unrealized	Estimated	Unrealized	Estimated
	losses	fair value	losses	fair value	losses	fair value
Mortgage-backed securities:
Pass-through certificates:
GSE	$2,035	$109,370	$1,659	$40,619	$3,694	$149,989
REMICs:
GSE	12,348	309,864	3	1,965	12,351	311,829
Non-GSE	44	1,349	—	—	44	1,349
Other securities:
Corporate bonds	1	6,102	—	—	1	6,102
Total	$14,428	$426,685	$1,662	$42,584	$16,090	$469,269

	December 31, 2013
	Less than 12 months		12 months or more		Total
	Unrealized	Estimated	Unrealized	Estimated	Unrealized	Estimated
	losses	fair value	losses	fair value	losses	fair value
Mortgage-backed securities:
Pass-through certificates:
GSE	$5,087	$150,473	$26	$4,482	$5,113	$154,955
REMICs:
GSE	12,923	283,419	1,124	44,606	14,047	328,025
Non-GSE	23	1,092	25	442	48	1,534
Other Securities:
Corporate Bonds	$105	$44,763	$—	$—	$105	$44,763
Total	$18,138	$479,747	$1,175	$49,530	$19,313	$529,277

The Company held 23 REMIC pass-through mortgage-backed securities issued or guaranteed by GSEs and one REMIC mortgage-backed security issued or guaranteed by GSEs  that were in a continuous unrealized loss position of greater than twelve months at March 31, 2014.  There were 12 pass-through mortgage-backed securities issued or guaranteed by GSEs, 20 REMIC mortgage-backed securities issued or guaranteed by GSEs, two REMIC mortgage-backed securities not issued or guaranteed by GSEs and one corporate bond that were in an unrealized loss position of less than twelve months. All securities referred to above were rated investment grade at March 31, 2014.  The declines in value relate to the general interest rate environment and are considered temporary.  The securities cannot be prepaid in a manner that would result in the Company not receiving substantially all of its amortized cost.  The Company neither has an intent to sell, nor is it more likely than not that the Company will be required to sell, the securities before the recovery of their amortized cost basis or, if necessary, maturity.

The fair values of our investment securities could decline in the future if the underlying performance of the collateral for the collateralized mortgage obligations or other securities deteriorates and our credit enhancement levels do not provide sufficient protections to our contractual principal and interest.

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

Note 3 – Loans

Net loans held-for-investment is as follows (in thousands):

	March 31,	December 31,
	2014	2013
Real estate loans:
Multifamily	$881,219	$870,951
Commercial mortgage	355,223	340,174
One-to-four family residential mortgage	67,701	64,753
Home equity and lines of credit	47,453	46,231
Construction and land	15,591	14,152
Total real estate loans	1,367,187	1,336,261
Commercial and industrial loans	11,696	10,162
Other loans	2,308	2,310
Total commercial and industrial and other loans	14,004	12,472
Deferred loan cost, net	3,725	3,458
Originated loans held-for-investment, net	1,384,916	1,352,191
PCI Loans	56,856	59,468
Loans acquired:
Multifamily	3,419	3,930
Commercial mortgage	11,961	13,254
One-to-four family residential mortgage	57,543	60,262
Construction and land	369	371
Total loans acquired, net	73,292	77,817
Loans held-for-investment, net	1,515,064	1,489,476
Allowance for loan losses	(26,565)	(26,037)
Net loans held-for-investment	$1,488,499	$1,463,439

Loans held-for-sale amounted to $471,000 at March 31, 2014, and December 31, 2013.

Purchased credit-impaired (PCI) loans, primarily acquired as part of a Federal Deposit Insurance Corporation-assisted transaction, totaled $56.9 million at March 31, 2014, as compared to $59.5 million at December 31, 2013.   The Company accounts for PCI loans utilizing GAAP applicable to loans acquired with deteriorated credit quality.  PCI loans consist of approximately 38% commercial real estate and 47% commercial and industrial loans, with the remaining balance in residential and home equity loans.  The following details the accretion of interest income for the periods indicated:

	Three months ended
	March 31,
	2014	2013
Balance at the beginning of period	$32,464	$43,431
Accretion into interest income	(1,287)	(1,523)
Balance at end of period	$31,177	$41,908

Activity in the allowance for loan losses is as follows (in thousands):

	At or for the three months ended March 31,
	2014	2013
Beginning balance	$26,037	$26,424
Provision for loan losses	417	277
Recoveries (charge-offs), net	111	(385)
Ending balance	$26,565	$26,316

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

The following tables set forth activity in our allowance for loan losses, by loan type, as of and for the three months ended March 31, 2014, and as of and for the year ended December 31, 2013.  The following tables also detail the amount of originated and acquired loans held-for-investment, net of deferred loan fees and costs, that are evaluated individually, and collectively, for impairment, and the related portion of the allowance for loan losses that is allocated to each loan portfolio segment, at March 31, 2014, and December 31, 2013 (in thousands). There was a $43,000 related allowance for acquired loans at March 31, 2014, and $0 at December 31, 2013.

	March 31, 2014
	Real Estate
	Commercial	One-to-Four Family	Construction and Land	Multifamily	Home Equity and Lines of Credit	Commercial and Industrial	Other	Unallocated	Originated Loans Total	Purchased Credit-Impaired	Acquired Loans	Total
Allowance for loan losses:
Beginning Balance	$12,619	$875	$205	$9,374	$860	$425	$67	$1,024	$25,449	$588	$—	$26,037
Charge-offs	—	(15)	(1)	—	(134)	—	—	—	(150)	—	—	(150)
Recoveries	—	—	246	—	—	—	15	—	261	—	—	261
Provisions	(260)	(42)	(223)	440	232	48	(14)	193	374	—	43	417
Ending Balance	$12,359	$818	$227	$9,814	$958	$473	$68	$1,217	$25,934	$588	$43	$26,565
Ending balance: individually evaluated for impairment	$2,314	$9	$—	$103	$5	$95	$—	$—	$2,526	$—	$—	$2,526
Ending balance: collectively evaluated for impairment	$10,045	$809	$227	$9,711	$953	$378	$68	$1,217	$23,408	$588	$43	$24,039

Loans held-for-investment, net:
Ending Balance	$355,633	$68,262	$15,606	$883,224	$48,143	$11,739	$2,309	$—	$1,384,916	$56,856	$73,292	$1,515,064
Ending balance: individually evaluated for impairment	$31,999	$736	$—	$2,052	$1,338	$1,449	$—	$—	$37,574	$—	$670	$38,244
Ending balance: collectively evaluated for impairment	$323,634	$67,526	$15,606	$881,172	$46,805	$10,290	$2,309	$—	$1,347,342	$56,856	$72,622	$1,476,820

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

	December 31, 2013
	Real Estate
	Commercial	One-to-Four Family	Construction and Land	Multifamily	Home Equity and Lines of Credit	Commercial and Industrial	Other	Unallocated	Total	Purchased Credit-Impaired	Total
Allowance for loan losses:
Beginning Balance	$14,480	$623	$994	$7,086	$623	$1,160	$21	$1,201	$26,188	$236	$26,424
Charge-offs	(1,208)	(414)	—	(657)	(491)	(379)	(25)	—	(3,174)	—	(3,174)
Recoveries	1	18	567	—	—	201	73	—	860	—	860
Provisions	(654)	648	(1,356)	2,945	728	(557)	(2)	(177)	1,575	352	1,927
Ending Balance	$12,619	$875	$205	$9,374	$860	$425	$67	$1,024	$25,449	$588	$26,037
Ending balance: individually evaluated for impairment	$2,385	$19	$—	$117	$7	$104	$—	$—	$2,632	$—	$2,632
Ending balance: collectively evaluated for impairment	$10,234	$856	$205	$9,257	$853	$321	$67	$1,024	$22,817	$588	$23,405

Originated loans, net:
Ending balance	$340,534	$65,289	$14,161	$872,901	$46,825	$10,202	$2,279	$—	$1,352,191	$—	$1,352,191
Ending balance: individually evaluated for impairment	$32,194	$1,115	$109	$2,074	$1,341	$1,504	$—	$—	$38,337	$—	$38,337
Ending balance: collectively evaluated for impairment	$308,340	$64,174	$14,052	$870,827	$45,484	$8,698	$2,279	$—	$1,313,854	$—	$1,313,854

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

The Company monitors the credit quality of its loans by reviewing certain key credit quality indicators.  Management has determined that loan-to-value ratios (at period end) and internally assigned credit risk ratings by loan type are the key credit quality indicators that best help management monitor the credit quality of the Company’s loans.  Loan-to-value ratios used by management in monitoring credit quality are based on current period loan balances and original values at time of origination (unless a more current appraisal has been obtained).  In calculating the provision for loan losses, management has determined that commercial real estate loans and multifamily loans having loan-to-value ratios of less than 35%, and one-to-four family loans having loan-to-value ratios of less than 60%, require less of a loss factor than those with higher loan-to-value ratios.

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

When assigning a risk rating to a loan, management utilizes the Bank’s internal nine-point credit risk rating system:

1.Strong
2.Good
3.Acceptable
4.Adequate
5.Watch
6.Special Mention
7.Substandard
8.Doubtful
9.Loss

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

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

The following tables detail the recorded investment of originated loans held-for-investment, net of deferred fees and costs, by loan type and credit quality indicator at March 31, 2014, and December 31, 2013 (in thousands):

	At March 31, 2014
	Real Estate
	Multifamily		Commercial		One-to-Four Family		Construction and Land	Home Equity and Lines of Credit	Commercial and Industrial	Other	Total
	< 35% LTV	=> 35% LTV	< 35% LTV	=> 35% LTV	< 60% LTV	=> 60% LTV
Internal Risk Rating
Pass	$41,149	$829,403	$42,536	$256,233	$30,830	$31,339	$15,016	$46,456	$9,003	$2,309	$1,304,274
Special Mention	302	6,563	1,285	10,860	1,894	697	590	464	394	—	23,049
Substandard	816	4,991	1,292	43,427	1,436	2,066	—	1,223	2,342	—	57,593
Originated loans held-for-investment, net	$42,267	$840,957	$45,113	$310,520	$34,160	$34,102	$15,606	$48,143	$11,739	$2,309	$1,384,916

	At December 31, 2013
	Real Estate
	Multifamily		Commercial		One-to-Four Family		Construction and Land	Home Equity and Lines of Credit	Commercial and Industrial	Other	Total
	< 35% LTV	=> 35% LTV	< 35% LTV	=> 35% LTV	< 60% LTV	=> 60% LTV
Internal Risk Rating
Pass	$40,966	$817,923	$42,995	$240,472	$28,595	$30,241	$13,458	$45,117	$7,488	$2,279	$1,269,534
Special Mention	309	7,866	1,304	12,938	2,289	703	595	469	962	—	27,435
Substandard	821	5,016	1,333	41,492	1,388	2,073	108	1,239	1,752	—	55,222
Originated loans held-for-investment, net	$42,096	$830,805	$45,632	$294,902	$32,272	$33,017	$14,161	$46,825	$10,202	$2,279	$1,352,191

Included in originated and acquired loans receivable (including held-for-sale) are loans for which the accrual of interest income has been discontinued due to deterioration in the financial condition of the borrowers.  The recorded investment of these nonaccrual loans was $17.2 million and $17.7 million at March 31, 2014, and December 31, 2013, respectively.  Generally, loans are placed on non-accruing status when they become 90 days or more delinquent, and remain on non-accrual status until they are brought current, have six consecutive months of performance under the loan terms, and factors indicating reasonable doubt about the timely collection of payments no longer exist.  Therefore, loans may be current in accordance with their loan terms, or may be less than 90 days delinquent and still be on a non-accruing status.

These non-accrual amounts included loans deemed to be impaired of $12.6 million and $13.5 million at March 31, 2014, and December 31, 2013, respectively.  Loans on non-accrual status with principal balances less than $500,000, and therefore not meeting the Company’s definition of an impaired loan, amounted to $4.1 million and $3.8 million at March 31, 2014, and December 31, 2013, respectively.  Non-accrual amounts included in loans held-for-sale were $471,000 at March 31, 2014 and December 31, 2013.  Loans past due 90 days or more and still accruing interest were $584,000 and $32,000 at March 31, 2014, and December 31, 2013, respectively, and consisted of loans that are considered well secured and in the process of collection.

The following tables set forth the detail, and delinquency status, of non-performing loans (non-accrual loans and loans past due 90 or more and still accruing), net of deferred fees and costs, at March 31, 2014, and December 31, 2013 (in thousands).  The following table excludes PCI loans at March 31, 2014, and December 31, 2013, which have been segregated into pools in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Subtopic 310-30.  Each loan pool is accounted for as a single asset with a single composite interest rate and an aggregate expectation of cash flows. At March 31, 2014, expected future cash flows of each PCI loan pool were consistent with those estimated in our most recent recast of the cash flows.

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

	At March 31, 2014
	Total Non-Performing Loans
	Non-Accruing Loans
	0-29 Days Past Due	30-89 Days Past Due	90 Days or More Past Due	Total	90 Days or More Past Due and Accruing	Total Non-Performing Loans
Loans held-for-investment:
Real estate loans:
Commercial
LTV => 35%
Substandard	2,484	1,844	7,815	12,143	—	12,143
Total	2,484	1,844	7,815	12,143	—	12,143
Total commercial	2,484	1,844	7,815	12,143	—	12,143
One-to-four family residential
LTV < 60%
Special Mention	—	15	114	129	—	129
Substandard	—	237	363	600	268	868
Total	—	252	477	729	268	997
LTV => 60%
Substandard	—	—	1,546	1,546	—	1,546
Total	—	—	1,546	1,546	—	1,546
Total one-to-four family residential	—	252	2,023	2,275	268	2,543
Multifamily
LTV => 35%
Substandard	—	—	73	73	—	73
Total multifamily	—	—	73	73	—	73
Home equity and lines of credit
Substandard	—	—	1,223	1,223	—	1,223
Total home equity and lines of credit	—	—	1,223	1,223	—	1,223
Commercial and industrial loans
Substandard	—	—	408	408	—	408
Total commercial and industrial loans	—	—	408	408	—	408
Other loans
Pass	—	—	—	—	2	2
Total other loans	—	—	—	—	2	2
Total non-performing loans held-for-investment	2,484	2,096	11,542	16,122	270	16,392
Loans acquired:
One-to-four family residential
LTV < 60%
Substandard	300	—		300	314	614
Total	300	—	—	300	314	614
LTV => 60%
Substandard	301	—		301	—	301
Total	301	—	—	301	—	301
Total one-to-four family residential	601	—	—	601	314	915
Total non-performing loans acquired	601	—	—	601	314	915
Total non-performing loans	$3,085	$2,096	$11,542	$16,723	$584	$17,307

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

	At December 31, 2013
	Total Non-Performing Loans
	Non-Accruing Loans
	0-29 Days Past Due	30-89 Days Past Due	90 Days or More Past Due	Total	90 Days or More Past Due and Accruing	Total Non-Performing Loans
Loans held-for-investment:
Real estate loans:
Commercial
LTV => 35%
Special Mention	—	—	335	335	—	335
Substandard	3,606	421	7,836	11,863	—	11,863
Total	3,606	421	8,171	12,198	—	12,198
Total commercial	3,606	421	8,171	12,198	—	12,198
One-to-four family residential
LTV < 60%
Special Mention	—	16	114	130	—	130
Substandard	—	418	186	604	—	604
Total	—	434	300	734	—	734
LTV => 60%
Substandard	—	189	993	1,182	—	1,182
Total	—	189	993	1,182	—	1,182
Total one-to-four family residential	—	623	1,293	1,916	—	1,916
Construction and land
Substandard	108	—	—	108	—	108
Total construction and land	108	—	—	108	—	108
Multifamily
LTV => 35%
Substandard	—	—	73	73	—	73
Total multifamily	—	—	73	73	—	73
Home equity and lines of credit
Substandard	—	—	1,239	1,239	—	1,239
Total home equity and lines of credit	—	—	1,239	1,239	—	1,239
Commercial and industrial loans
Substandard	—	—	441	441	—	441
Total commercial and industrial loans	—	—	441	441	—	441
Other loans
Pass	—	—	—	—	32	32
Total other loans	—	—	—	—	32	32
Total non-performing loans held-for-investment	3,714	1,044	11,217	15,975	32	16,007
Loans acquired:
One-to-four family residential
LTV => 60%
Substandard	607	—	466	1,073	—	1,073
Total one-to-four family residential	607	—	466	1,073	—	1,073
Commercial
LTV => 35%
Special Mention	—	—	252	252	—	252
Total commercial	—	—	252	252	—	252
Total non-performing loans acquired:	607	—	718	1,325	—	1,325

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

Total non-performing loans	$4,321	$1,044	$11,935	$17,300	$32	$17,332

The following tables set forth the detail and delinquency status of originated and acquired loans held-for-investment, net of deferred fees and costs, by performing and non-performing loans at March 31, 2014 and December 31, 2013 (in thousands).

	March 31, 2014
	Performing (Accruing) Loans
	0-29 Days Past Due	30-89 Days Past Due	Total	Non-Performing Loans	Total Loans Receivable, net
Loans held-for-investment:
Real estate loans:
Commercial
LTV < 35%
Pass	$42,536	$—	$42,536	$—	$42,536
Special Mention	1,285	—	1,285	—	1,285
Substandard	1,292	—	1,292	—	1,292
Total	45,113	—	45,113	—	45,113
LTV => 35%
Pass	255,145	1,088	256,233	—	256,233
Special Mention	10,249	611	10,860	—	10,860
Substandard	30,615	669	31,284	12,143	43,427
Total	296,009	2,368	298,377	12,143	310,520
Total commercial	341,122	2,368	343,490	12,143	355,633
One-to-four family residential
LTV < 60%
Pass	30,049	781	30,830	—	30,830
Special Mention	1,356	409	1,765	129	1,894
Substandard	324	244	568	868	1,436
Total	31,729	1,434	33,163	997	34,160
LTV => 60%
Pass	29,093	2,246	31,339	—	31,339
Special Mention	697	—	697	—	697
Substandard	365	155	520	1,546	2,066
Total	30,155	2,401	32,556	1,546	34,102
Total one-to-four family residential	61,884	3,835	65,719	2,543	68,262
Construction and land
Pass	15,016	—	15,016	—	15,016
Special Mention	590	—	590	—	590
Total construction and land	15,606	—	15,606	—	15,606
Multifamily
LTV < 35%
Pass	41,149	—	41,149	—	41,149
Special Mention	302	—	302	—	302
Substandard	816	—	816	—	816
Total	42,267	—	42,267	—	42,267
LTV => 35%
Pass	827,974	1,429	829,403	—	829,403
Special Mention	5,899	664	6,563	—	6,563
Substandard	4,100	818	4,918	73	4,991
Total	837,973	2,911	840,884	73	840,957

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

Total multifamily	880,240	2,911	883,151	73	883,224
Home equity and lines of credit
Pass	46,425	31	46,456	—	46,456
Special Mention	464	—	464	—	464
Substandard	—	—	—	1,223	1,223
Total home equity and lines of credit	46,889	31	46,920	1,223	48,143
Commercial and industrial loans
Pass	8,915	88	9,003	—	9,003
Special Mention	219	175	394	—	394
Substandard	619	1,315	1,934	408	2,342
Total commercial and industrial loans	9,753	1,578	11,331	408	11,739
Other loans
Pass	2,307	—	2,307	2	2,309
Total other loans	2,307	—	2,307	2	2,309
Total loans held-for-investment	1,357,801	10,723	1,368,524	16,392	1,384,916

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

Loans acquired:
One-to-four family residential
LTV < 60%
Pass	41,937	755	42,692	—	42,692
Special Mention	399	—	399	—	399
Substandard	135	3	138	614	752
Total one-to-four family residential	42,471	758	43,229	614	43,843
LTV => 60%
Pass	12,276	635	12,911	—	12,911
Special Mention	228	—	228	—	228
Substandard	260	—	260	301	561
Total	12,764	635	13,399	301	13,700
Total one-to-four family residential	55,235	1,393	56,628	915	57,543
Commercial
LTV < 35%
Pass	2,607	528	3,135	—	3,135
Special Mention	189	—	189	—	189
Total	2,796	528	3,324	—	3,324
LTV => 35%
Pass	5,604	—	5,604	—	5,604
Special Mention	1,857	—	1,857	—	1,857
Substandard	932	244	1,176	—	1,176
Total	8,393	244	8,637	—	8,637
Total commercial	11,189	772	11,961	—	11,961
Construction and land
Substandard	369	—	369	—	369
Total construction and land	369	—	369	—	369
Multifamily
LTV < 35%
Pass	579	—	579	—	579
Substandard	489	—	489	—	489
Total	1,068	—	1,068	—	1,068
LTV => 35%
Pass	1,772	—	1,772	—	1,772
Special Mention	579	—	579	—	579
Total	2,351	—	2,351	—	2,351
Total multifamily	3,419	—	3,419	—	3,419
Total loans acquired	70,212	2,165	72,377	915	73,292
	$1,428,013	$12,888	$1,440,901	$17,307	$1,458,208

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

	December 31, 2013
	Performing (Accruing) Loans
	0-29 Days Past Due	30-89 Days Past Due	Total	Non-Performing Loans	Total Loans Receivable, net
Loans held-for-investment:
Real estate loans:
Commercial
LTV < 35%
Pass	$42,995	$—	$42,995	—	$42,995
Special Mention	1,304	—	1,304	—	1,304
Substandard	1,333	—	1,333	—	1,333
Total	45,632	—	45,632	—	45,632
LTV => 35%
Pass	239,544	928	240,472	—	240,472
Special Mention	10,927	1,676	12,603	335	12,938
Substandard	28,949	680	29,629	11,863	41,492
Total	279,420	3,284	282,704	12,198	294,902
Total commercial	325,052	3,284	328,336	12,198	340,534
One-to-four family residential
LTV < 60%
Pass	28,216	379	28,595	—	28,595
Special Mention	1,746	413	2,159	130	2,289
Substandard	269	515	784	604	1,388
Total	30,231	1,307	31,538	734	32,272
LTV => 60%
Pass	27,575	2,666	30,241	—	30,241
Special Mention	703	—	703	—	703
Substandard	522	369	891	1,182	2,073
Total	28,800	3,035	31,835	1,182	33,017
Total one-to-four family residential	59,031	4,342	63,373	1,916	65,289
Construction and land
Pass	13,458	—	13,458	—	13,458
Special Mention	595	—	595	—	595
Substandard	—	—	—	108	108
Total construction and land	14,053	—	14,053	108	14,161
Multifamily
LTV < 35%
Pass	40,638	328	40,966	—	40,966
Special Mention	94	215	309	—	309
Substandard	821	—	821	—	821
Total	41,553	543	42,096	—	42,096
LTV => 35%
Pass	817,923	—	817,923	—	817,923
Special Mention	6,751	1,115	7,866	—	7,866
Substandard	4,118	825	4,943	73	5,016
Total	828,792	1,940	830,732	73	830,805
Total multifamily	870,345	2,483	872,828	73	872,901
Home equity and lines of credit
Pass	45,116	1	45,117	—	45,117
Special Mention	376	93	469	—	469
Substandard	—	—	—	1,239	1,239
Total home equity and lines of credit	45,492	94	45,586	1,239	46,825
Commercial and industrial loans

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

Pass	7,415	73	7,488	—	7,488
Special Mention	962	—	962	—	962
Substandard	570	741	1,311	441	1,752
Total commercial and industrial loans	8,947	814	9,761	441	10,202
Other loans
Pass	2,226	21	2,247	32	2,279
Total other loans	2,226	21	2,247	32	2,279
	$1,325,146	$11,038	$1,336,184	$16,007	$1,352,191

Loans Acquired
Real estate loans:
One-to-four family residential
LTV < 60%
Pass	43,112	1,195	44,307	—	44,307
Special Mention	306	104	410	—	410
Substandard	136	4	140	—	140
Total	43,554	1,303	44,857	—	44,857
LTV => 60%
Pass	13,838	—	13,838	—	13,838
Special Mention	232	—	232	—	232
Substandard	262	—	262	1,073	1,335
Total	14,332	—	14,332	1,073	15,405
Total one-to-four family residential	57,886	1,303	59,189	1,073	60,262
Commercial
LTV < 35%
Pass	2,143	—	2,143	—	2,143
Special Mention	189	—	189	—	189
Substandard	937	529	1,466	—	1,466
Total	3,269	529	3,798	—	3,798
LTV => 35%
Pass	8,742	461	9,203	—	9,203
Substandard	—	—	—	252	252
Total	8,742	461	9,203	252	9,455
Total commercial	12,011	990	13,001	252	13,253
Construction and land
Substandard	372	—	372	—	372
Total construction and land	372	—	372	—	372
Multifamily
LTV < 35%
Pass	588	—	588	—	588
Substandard	490	—	490	—	490
Total	1,078	—	1,078	—	1,078
LTV > 35%
Pass	2,262	—	2,262	—	2,262
Special Mention	590	—	590	—	590
Total	2,852	—	2,852	—	2,852
Total multifamily	3,930	—	3,930	—	3,930
Total Loans Acquired	74,199	2,293	76,492	1,325	77,817
	$1,399,345	$13,331	$1,412,676	$17,332	$1,430,008

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

The following tables summarize impaired loans as of March 31, 2014, and December 31, 2013 (in thousands):

	At March 31, 2014
	Recorded Investment	Unpaid Principal Balance	Related Allowance
With No Allowance Recorded:
Real estate loans:
Commercial
LTV => 35%
Pass	$3,381	$3,518	$—
Substandard	14,228	15,922	—
One-to-four family residential
LTV < 60%
Special Mention	141	141	—
Substandard	267	267	—
Multifamily
LTV => 35%
Substandard	585	1,055	—
Commercial and industrial loans
Special Mention	209	217	—
Substandard	832	833	—
Home Equity
Substandard	1,000	1,491	—
With a Related Allowance Recorded:
Real estate loans:
LTV => 35%
Special Mention	611	638	(89)
Substandard	13,779	14,627	(2,225)
One-to-four family residential
LTV => 60%
Special Mention	328	328	(9)
Multifamily
LTV => 35%
Substandard	1,467	1,467	(104)
Home equity and lines of credit
Special Mention	338	338	(5)
Commercial and industrial loans
Substandard	408	530	(94)
Total:
Real estate loans
Commercial	31,999	34,705	(2,314)
One-to-four family residential	736	736	(9)
Multifamily	2,052	2,522	(104)
Home equity and lines of credit	1,338	1,829	(5)
Commercial and industrial loans	1,449	1,580	(94)
	$37,574	$41,372	$(2,526)

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

	At December 31, 2013
	Recorded Investment	Unpaid Principal Balance	Related Allowance
With No Allowance Recorded:
Real estate loans:
Commercial
LTV < 35%
Pass	$3,405	$3,542	$—
Substandard	—	706	—
LTV => 35%
Pass	19,689	21,383	—
Construction and land
Substandard	108	91	—
One-to-four family residential
LTV < 60%
Special Mention	507	507	—
Substandard	269	269	—
Multifamily
LTV < 35%
Substandard	593	1,064	—
Commercial and industrial loans
Special Mention	210	219	—
Substandard	853	1,008	—
With a Related Allowance Recorded:
Real estate loans:
Commercial
LTV => 35%
Special Mention	2,289	2,672	(52)
Substandard	6,810	6,937	(2,333)
One-to-four family residential
LTV => 60%
Substandard	340	340	(19)
Multifamily
LTV => 35%
Substandard	1,481	1,481	(117)
Home equity and lines of credit
Special Mention	342	342	(7)
Substandard	1,000	1,395	—
Commercial and industrial loans
Substandard	441	485	(104)
Total:
Real estate loans
Commercial	32,193	35,240	(2,385)
One-to-four family residential	1,116	1,116	(19)
Construction and land	108	91	—
Multifamily	2,074	2,545	(117)
Home equity and lines of credit	1,342	1,737	(7)
Commercial and industrial loans	1,504	1,712	(104)
	$38,337	$42,441	$(2,632)

Included in the table above at March 31, 2014, are loans with carrying balances of $13.3 million that were not written down by either charge-offs or specific reserves in our allowance for loan losses.  Included in the table above at December 31, 2013, are loans with carrying balances of $21.8 million that were not written down by either charge-offs or specific reserves in our allowance for loan losses.  Loans not written down by charge-offs or specific reserves at March 31, 2014, and December 31, 2013,  are considered to have sufficient collateral values, less costs to sell, to support the carrying balances of the loans.

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

The average recorded balance of originated impaired loans for the three months ended March 31, 2014 and 2013, was $38.0 million and $51.4 million, respectively.  The Company recorded $457,000 and $592,000 of interest income on impaired loans for the three months ended March 31, 2014 and 2013 respectively.

There were no loans modified as troubled debt restructurings during the three months ended March 31, 2014. The following tables summarize loans that were modified as troubled debt restructurings during the three months ended March 31, 2013.

	March 31, 2013
		Pre-Modification	Post-Modification
	Number of	Outstanding Recorded	Outstanding Recorded
	Relationships	Investment	Investment
	(in thousands)
Troubled Debt Restructurings
One-to-four Family
Special Mention	2	$412	$412
Total Troubled Debt Restructurings	2	$412	$412

All of the relationships in the table above were restructured to receive reduced interest rates.

At March 31, 2014, and December 31, 2013, we had troubled debt restructurings of $36.1 million and $36.8 million, respectively.

Management classifies all troubled debt restructurings as impaired loans.  Impaired loans are individually assessed to determine that the loan’s carrying value is not in excess of the estimated fair value of the collateral (less cost to sell) if the loan is collateral dependent, or the present value of the expected future cash flows if the loan is not collateral dependent. Management performs a detailed evaluation of each impaired loan and generally obtains updated appraisals as part of the evaluation.  In addition, management adjusts estimated fair values down to consider recent market conditions appropriately, our willingness to accept a  lower sales price to effect a quick sale, and costs to dispose of any supporting collateral.  Determining the estimated fair value of underlying collateral (and related costs to sell) can be difficult in illiquid real estate markets and is subject to significant assumptions and estimates.  Management employs an independent third party expert in appraisal preparation and review to ascertain the reasonableness of updated appraisals.  Projecting the expected cash flows under troubled debt restructurings is inherently subjective and requires, among other things, an evaluation of the borrower’s current and projected financial condition.  Actual results may be significantly different than our projections and our established allowance for loan losses on these loans, which could have a material effect on our financial results.

At March 31, 2014, no TDR loan that was restructured during the twelve months ended March 31, 2014 had subsequently defaulted.

Note 4 – Deposits

Deposits account balances are summarized  as follows (in thousands):

	March 31,	December 31,
	2014	2013
Non-interest-bearing demand	$230,779	$235,355
Interest-bearing negotiable orders of withdrawal (NOW)	130,600	129,955
Savings - passbook, statement, tiered, and money market	824,206	819,477
Certificates of deposit	299,189	307,902
Total deposits	$1,484,774	$1,492,689

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

Interest expense on deposit accounts is summarized for the periods indicated (in thousands):

	Three months ended
	March 31,
	2014	2013
Negotiable orders of withdrawal, savings - passbook, statement, tiered, and money market	$479	$887
Certificates of deposit	759	1,251
Total interest expense on deposit accounts	$1,238	$2,138

Note 5 – Equity Incentive Plan

The following table is a summary of the Company’s stock options outstanding as of March 31, 2014, and changes therein during the three months then ended:

	Number of Stock Options	Weighted Average Grant Date Fair Value	Weighted Average Exercise Price	Weighted Average Contractual Life (years)
Outstanding - December 31, 2013	2,800,305	$2.30	$7.13	5.16
Exercised	(52,884)	$2.30	$7.09	—
Outstanding - March 31, 2014	2,747,421	$2.30	$7.13	4.90
Exercisable - March 31, 2014	2,724,613	$2.30	$7.13	4.90

Expected future stock option expense related to the non-vested options outstanding as of March 31, 2014, is $58,000 over an average period of 4.15 years.
The following is a summary of the status of the Company’s restricted share awards as of March 31, 2014, and changes therein during the three months then ended.

	Number of Shares Awarded	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2013	240,083	$7.29
Vested	(224,369)	7.10
Non-vested at March 31, 2014	15,714	$11.44

Expected future stock award expense related to the non-vested restricted share awards as of March 31, 2014 is $149,000 over an average period of 4.05 years.

During the three months ended March 31, 2014, the Company recorded $252,000 of stock-based compensation related to the above plans.

Note 6 – Fair Value Measurements
The following tables present the assets reported on the consolidated balance sheet at their estimated fair value as of March 31, 2014, and December 31, 2013, by level within the fair value hierarchy as required by the Fair Value Measurements and Disclosures Topic of the FASB ASC.  Financial assets and liabilities are classified in their entirety based on the level of input that is significant to the fair value measurement.  The fair value hierarchy is as follows:

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

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

volatilities, prepayment speeds, loss severities, credit risks and default rates) or inputs that are derived principally from or corroborated by observable market data by correlations or other means.

•	Level 3 Inputs – Significant unobservable inputs that reflect the Company’s own assumptions that market participants would use in pricing the assets or liabilities.

	Fair Value Measurements at Reporting Date Using:
	March 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Measured on a recurring basis:
Assets:
Investment securities:
Available-for-sale:
Mortgage-backed securities
GSE	$820,916	$—	$820,916	$—
Non-GSE	4,014	—	4,014	—
Other securities
Corporate bonds	76,474	—	76,474	—
Equities	946	946	—	—
Total available-for-sale	902,350	946	901,404	—
Trading securities	6,114	6,114	—	—
Total	$908,464	$7,060	$901,404	$—
Measured on a non-recurring basis:
Assets:
Impaired loans:
Real estate loans:
Commercial real estate	$21,146	$—	$—	$21,146
One-to-four family residential mortgage	328	—	—	328
Multifamily	1,562	—	—	1,562
Home equity and lines of credit	1,338	—	—	1,338
Total impaired real estate loans	24,374	—	—	24,374
Commercial and industrial loans	582	—	—	582
Other real estate owned	150	—	—	150
Total	$25,106	$—	$—	$25,106

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

	Fair Value Measurements at Reporting Date Using:
	December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Measured on a recurring basis:
Assets:
Investment securities:
Available-for-sale:
Mortgage-backed securities
GSE	$855,571	$—	$855,571	$—
Non-GSE	4,552	—	4,552	—
Other securities
Corporate bonds	76,452	—	76,452	—
Equities	510	510	—	—
Total available-for-sale	937,085	510	936,575	—
Trading securities	5,998	5,998	—	—
Total	$943,083	$6,508	$936,575	$—
Measured on a non-recurring basis:
Assets:
Impaired loans:
Real estate loans:
Commercial real estate	$23,572	$—	$—	$23,572
One-to-four family residential mortgage	340	—	—	340
Construction and land	109	—	—	109
Multifamily	1,579	—	—	1,579
Home equity and lines of credit	1,342	—	—	1,342
Total impaired real estate loans	26,942	—	—	26,942
Commercial and industrial loans	616	—	—	616
Other real estate owned	634	—	—	634
Total	$28,192	$—	$—	$28,192

The following table presents qualitative information for Level 3 assets measured at fair value on a non-recurring basis at March 31, 2014 (dollars in thousands):

	Fair Value		Valuation Methodology	Unobservable Inputs	Range of Inputs
	March 31, 2014	December 31, 2013			March 31, 2014	December 31, 2013
Impaired loans	$24,956	$27,558	Appraisals	Discount for costs to sell	7.00%	7.00%
				Discount for quick sale	10.0% - 25.0%	10.0% - 25.0%
			Discounted cash flows	Interest rates	1.1% to 7.5%	1.1% to 7.5%
Other real estate owned	$150	$634	Appraisals	Discount for costs to sell	7.00%	7.00%

Available for Sale Securities: The estimated fair values for mortgage-backed, GSE and corporate securities are obtained from an independent nationally recognized third-party pricing service.  The estimated fair values are derived primarily

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

from cash flow models, which include assumptions for interest rates, credit losses, and prepayment speeds.  Broker/dealer quotes are utilized as well when such quotes are available and deemed representative of the market.  The significant inputs utilized in the cash flow models are based on market data obtained from sources independent of the Company (Observable Inputs), and are therefore classified as Level 2 within the fair value hierarchy.  The estimated fair values of equity securities, classified as Level 1, are derived from quoted market prices in active markets.  Equity securities consist of publicly traded mutual funds.  There were no transfers of securities between Level 1 and Level 2 during the three months ended March 31, 2014.
Trading Securities: Fair values are derived from quoted market prices in active markets.  The assets consist of publicly traded mutual funds.

In addition, the Company may be required, from time to time, to measure the fair value of certain other financial assets on a nonrecurring basis in accordance with GAAP.  The adjustments to fair value usually result from the application of lower-of-cost-or-market accounting or write downs of individual assets.

Impaired Loans: At March 31, 2014, and December 31, 2013, the Company had originated impaired loans held-for-investment and held-for-sale with outstanding principal balances of $41.4 million and $31.7 million, respectively, which were recorded at their estimated fair value of $37.6 million and $27.6 million, respectively.  The Company recorded net impairment recoveries of $107,000 for the three months ended March 31, 2014 and net impairment charges of $156,000 for the three months ended March 31, 2013, and net (recoveries)/charge-offs of $(111,000) and $385,000 for the three months ended March 31, 2014 and 2013, respectively, utilizing Level 3 inputs.  For purposes of estimating fair value of impaired loans, management utilizes independent appraisals, if the loan is collateral dependent, adjusted downward by management, as necessary, for changes in relevant valuation factors subsequent to the appraisal date, or the present value of expected future cash flows for non-collateral dependent loans and troubled debt restructurings.

Other Real Estate Owned:  At March 31, 2014, and December 31, 2013, the Company had assets acquired through foreclosure, or deed in lieu of foreclosure, of $150,000 and $634,000, respectively.  These assets were recorded at estimated fair value, less estimated selling costs when acquired, establishing a new cost basis.  Estimated fair value is generally based on independent appraisals.  These appraisals include adjustments to comparable assets based on the appraisers’ market knowledge and experience, and are considered Level 3 inputs.  When an asset is acquired, the excess of the loan balance over fair value, less estimated selling costs, is charged to the allowance for loan losses.  If the estimated fair value of the asset declines, a write-down is recorded through non-interest expense.  The valuation of foreclosed assets is subjective in nature and may be adjusted in the future because of changes in economic conditions.

There were no subsequent valuation adjustments to other real estate owned (REO) for the three months ended March 31, 2014.  Operating costs after acquisition are expensed.

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

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

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

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

The estimated fair value of the Company’s significant financial instruments at March 31, 2014, and December 31, 2013, are presented in the following tables (in thousands):

	March 31, 2014
		Estimated Fair Value
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$61,117	$61,117	$—	$—	$61,117
Trading securities	6,114	6,114	—	—	6,114
Securities available-for-sale	902,350	946	901,404	—	902,350
Federal Home Loan Bank of New York stock, at cost	18,686	—	18,686	—	18,686
Loans held-for-sale	471	—	—	471	471
Net loans held-for-investment	1,515,064	—	—	1,498,789	1,498,789
Financial liabilities:
Deposits	$1,484,774	$—	$1,487,471	$—	$1,487,471
Repurchase agreements and other borrowings	499,287	—	504,426	—	504,426
Advance payments by borrowers	8,695	—	8,695	—	8,695

	December 31, 2013
		Estimated Fair Value
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$61,239	$61,239	$—	$—	$61,239
Trading securities	5,998	5,998	—	—	5,998
Securities available-for-sale	937,085	510	936,575	—	937,085
Federal Home Loan Bank of New York stock, at cost	17,516	—	17,516	—	17,516
Loans held-for-sale	471	—	—	471	471
Net loans held-for-investment	1,489,476	—	—	1,472,096	1,472,096
Financial liabilities:
Deposits	$1,492,689	$—	$1,495,810	$—	$1,495,810
Repurchase agreements and other borrowings	470,325	—	476,893	—	476,893
Advance payments by borrowers	6,441	—	6,441	—	6,441

Limitations
Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument.  These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company’s entire holdings of a particular financial instrument.  Because no market exists for a significant portion of the Company’s financial instruments, fair value estimates are based on judgments regarding future expected losses, current economic conditions, risk characteristics of various financial instruments, and other factors.  These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision.  Changes in assumptions could significantly affect the estimates.
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

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

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

The following is a summary of the Company’s earnings per share calculations and reconciliation of basic to diluted earnings per share for the periods indicated (dollars in thousands, except per share data):

	For the three months ended
	March 31,
	2014	2013
Net income available to common stockholders	$5,219	$4,792
Weighted average shares outstanding-basic	53,597,832	54,908,035
Effect of non-vested restricted stock and stock options outstanding	1,045,955	878,503
Weighted average shares outstanding-diluted	54,643,787	55,786,538
Earnings per share-basic	$0.10	$0.09
Earnings per share-diluted	$0.10	$0.09

Note 8 – Recent Accounting Pronouncements

 In January 2014, the FASB issued ASU No. 2014-04, “Receivables - Troubled Debt Restructurings by Creditors (subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure.” This ASU clarifies that if an in-substance repossession occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure, or the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal arrangement. This ASU will require interim and annual disclosure of both, the amount of foreclosed residential real estate property held by the creditor and the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. ASU No. 2014-04 is effective for annual and interim periods beginning after December 15, 2014. The Company’s adoption of this pronouncement is not expected to have a material impact on the Company’s consolidated financial statements.

For the three months ended March 31, 2014 there were no other new accounting pronouncements that would materially impact the Company or its subsidiaries.

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

Critical Accounting Policies

Note 1 to the Company’s Audited Consolidated Financial Statements for the year ended December 31, 2013, included in the Company’s Annual Report on Form 10-K/A, as supplemented by this report, contains a summary of significant accounting policies.  Various elements of these accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments.  Certain assets are carried in the Consolidated Balance Sheets at estimated fair value or the lower of cost or estimated fair value.  Policies with respect to the methodologies used to determine the allowance for loan losses, estimated cash flows of our PCI loans, and judgments regarding the valuation of intangible assets and securities as well as the valuation allowance against deferred tax assets are the most critical accounting policies because they are important to the presentation of the Company’s financial condition and results of operations, involve a higher degree of complexity, and require management to make difficult and subjective judgments which often require assumptions or estimates about highly uncertain matters. The use of different judgments, assumptions, and estimates could result in material differences in the results of operations or financial condition.  These critical accounting policies and their application are reviewed periodically and, at least annually, with the Audit Committee of the Board of Directors.  For a further discussion of the critical accounting policies of the Company, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2013.
Overview
This overview highlights selected information and may not contain all the information that is important to you in understanding our performance during the period.  For a more complete understanding of trends, events, commitments, uncertainties, liquidity, capital resources, and critical accounting estimates, you should read this entire document carefully, as well as our Annual Report on Form 10-K/A for the year ended December 31, 2013.

Net income amounted to $5.2 million for the three months ended March 31, 2014, as compared to $4.8 million for the three months ended March 31, 2013.  Basic and diluted earnings per common share were $0.10 for the three months ended March 31, 2014 compared to basic and diluted earnings per common share of $0.09 for the three months ended March 31, 2013.  Earnings for the quarter ended March 31, 2014, included a reduction of compensation and benefits of $937,000 ($560,000, after tax), or $0.01 per share, related to the settlement of the former Flatbush Federal Savings & Loan Association pension plan. Earnings for the quarter ended March 31, 2014, also included a charge of $570,000, or $0.01 per share, related to the write-down of deferred assets as a result of tax laws enacted in the State of New York during the first quarter. For the three months ended March 31, 2014, our return on average assets was 0.78%, as compared to 0.69% for the three months ended March 31, 2013.  For the three months ended March 31, 2014, our return on average stockholders’ equity was 2.97% as compared to 2.94% for the three months ended March 31, 2013.

Comparison of Financial Condition at March 31, 2014, and December 31, 2013
Total assets decreased $10.8 million, or 0.4%, to $2.69 billion at March 31, 2014, from $2.70 billion at December 31, 2013.  The decrease was primarily attributable to decreases in securities available-for-sale of $34.7 million and other assets of $2.1 million, partially offset by increases in net loans held-for-investment of $25.6 million, bank owned life insurance of $984,000, and FHLB stock of $1.2 million.

Cash and cash equivalents decreased $122,000, or 0.2%, to $61.1 million at March 31, 2014 from $61.2 million at December 31, 2013.

The securities available-for-sale portfolio totaled $902.4 million at March 31, 2014, compared to $937.1 million at December 31, 2013.  At March 31, 2014, $820.9 million of the portfolio consisted of residential mortgage-backed securities issued or guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae.  The Company also held residential mortgage-backed securities not guaranteed by these three entities, referred to as “private label securities.”  The private label securities had an amortized cost and estimated fair value of $4.0 million at March 31, 2014.  In addition to the above mortgage-backed securities, the Company held $76.5 million in corporate bonds which were all rated investment grade at March 31, 2014, and $946,000 of equity investments in mutual funds. The effective duration of the securities portfolio at March 31, 2014 was 4.45 years.

Total loans held-for-investment, net, increased $25.6 million to $1.52 billion at March 31, 2014, as compared to $1.49 billion at December 31, 2013.

Originated loans held-for-investment, net, totaled $1.38 billion at March 31, 2014, as compared to $1.35 billion at December 31, 2013.  The increase was primarily due to an increase in commercial real estate loans of $15.0 million, or 4.4%, to $355.2 million at March 31, 2014 from $340.2 million at December 31, 2013, and multifamily real estate loans of $10.2 million, or 1.2%, to $881.2 million at March 31, 2014, from $871.0 million at December 31, 2013.  In the current economic environment, management is primarily focused on originating multifamily real estate and home equity loans, with less emphasis on other loan types.  The following table details our multifamily real estate originations for the three months ended March 31, 2014 (dollars in thousands):

Originations	Weighted Average Interest Rate	Weighted Average Loan-to-Value Ratio	(F)ixed or (V)ariable	Weighted Average Months to Next Rate Change or Maturity for Fixed Rate Loans	Amortization Term
$45,069	3.83%	63%	V	83	20 to 30 Years
498	5.25%	54%	F	180	15 Years
45,567	3.85%	63%

PCI loans, primarily acquired as part of a transaction with the Federal Deposit Insurance Corporation, totaled $56.9 million at March 31, 2014, as compared to $59.5 million at December 31, 2013.  The Company accreted interest income of $1.3 million for the three months ended March 31, 2014, compared to $1.5 million for the three months ended March 31, 2013.

Interest-bearing deposits in other financial institutions totaled $46.0 million at March 31, 2014, as compared to $45.9 million at December 31, 2013.

Total liabilities increased $23.6 million, or 1.2%, to $2.01 billion at March 31, 2014, from $1.99 billion at December 31, 2013.  The increase was primarily attributable to increased borrowings of $26.0 million, securities sold under agreements to repurchase of $3.0 million, and advancements by borrowers for taxes and insurance of $2.3 million, partially offset by decreased deposits of $7.9 million.

Deposits decreased $7.9 million to $1.48 billion, at March 31, 2014 from $1.49 billion at December 31, 2013. The decrease was attributable to decreases of $8.7 million in certificates of deposit accounts and $3.9 million in transaction accounts, partially offset by increases of $4.7 million in savings accounts. The decline in deposits resulted, in part, from the Company’s decision not to retain higher cost time deposits.

Borrowings increased by $29.0 million, or 6.16%, to $499.3 million at March 31, 2014, from $470.3 million at December 31, 2013.  Management utilizes borrowings to mitigate interest rate risk, for short-term liquidity needs, and to a lesser extent as part of leverage strategies.  The following is a table of term borrowing maturities (excluding capitalized leases and short-term borrowings) and the weighted average rate by year (dollars in thousands):

Year	Amount	Weighted Avg. Rate
2014	$91,668	1.37%
2015	127,363	2.39%
2016	108,910	2.18%
2017	80,003	1.40%
2018	87,715	1.67%
	$495,659	1.87%

Total stockholders’ equity decreased by $34.4 million to $681.7 million at March 31, 2014, from $716.1 million at December 31, 2013.  This decrease was primarily attributable to net stock repurchases of $38.3 million and dividend payments of $3.3 million. These decreases were partially offset by net income of $5.2 million for the quarter ended March 31, 2014, and a decrease of $1.3 million in accumulated other comprehensive loss as a result of the decreased interest rate environment.

Comparison of Operating Results for the Three Months Ended March 31, 2014 and 2013

Net income.    Net income was $5.2 million and $4.8 million for the quarters ended March 31, 2014, and 2013, respectively.  Significant variances from the comparable prior year period are as follows: a $350,000 increase in net interest income, a $1.1 million decrease in non-interest income, a $2.3 million decrease in non-interest expense, and a $1.0 million increase in income tax expense.

Interest income.  Interest income decreased $752,000, or 3.2%, to $22.8 million million for the three months ended March 31, 2014, from $23.5 million for the three months ended March 31, 2013.  Interest income on loans increased by $1.3 million, primarily attributable to an increase in the average balance of $266.0 million, which was partially offset by a decrease of 61 basis points in the yield earned on loans.  The Company accreted interest income related to its PCI loans of $1.3 million for the quarter ended March 31, 2014, as compared to $1.5 million for the quarter ended March 31, 2013. Interest income on loans for the quarter ended March 31, 2014, reflected prepayment loan income of $535,000 compared to $490,000 for the quarter ended March 31, 2013. The March 31, 2014, quarter also included a recovery of $246,000 of interest income that was previously charged-off related to a loan payoff. Interest income on mortgage backed securities decreased by $1.8 million primarily due to a decrease in the average balance of $321.4 million and a decrease of two basis points in the yield earned.

Interest expense.   Interest expense decreased $1.1 million, or 23.2%, to $3.6 million for the three months ended March 31, 2014, from $4.8 million for the three months ended March 31, 2013. The decrease consisted of a decrease of $900,000 in interest expense on deposits and a decrease in interest expense on borrowings of $202,000.  The decrease in interest expense on deposits was attributed to a decrease in the cost of interest bearing deposits of 17 basis points to 0.40% from 0.57%, and to a decrease in the average balance of interest bearing deposit accounts of $261.8 million to $1.25 billion for the three months ended March 31, 2014, from $1.51 billion for the three months ended March 31, 2013.  The decrease in interest expense on borrowings resulted from a decrease of 58 basis points in the cost to 2.04% for the three months ended March 31, 2014, from 2.62% for the three months ended March 31, 2013, which was partially offset by an increase in average balances of borrowings of $75.3 million, or 18.6%, to $479.9 million for the three months ended March 31, 2014, from $404.6 million for the three months ended March 31, 2013.
Net Interest Income.    Net interest income for the quarter ended March 31, 2014, increased $350,000, or 1.9%, due primarily to a 19 basis point increase in our net interest margin to 3.10% and a decrease of $186,000 in our average interest-bearing liabilities, partially offset by a decrease in average interest-earning assets of $114,000.  The decrease in average interest-bearing liabilities was due primarily to decreases in interest-bearing deposits.  The 2014 first quarter included loan prepayment income of $535,000, as compared to $490,000 for the quarter ended March 31, 2013.  The March 31, 2014, quarter also included a recovery of $246,000 of interest income that was previously charged-off related to a loan payoff. Rates paid on interest-bearing liabilities decreased 15 basis points to 0.85% for the current quarter, as compared to 1.00% for the prior year period.  Additionally, yields earned on interest-earning assets increased four basis points to 3.69% for the quarter ended March 31, 2014, as compared to 3.65% for the comparable quarter in 2013.

Provision for Loan Losses.    The provision for loan losses increased $140,000, or 50.5%, to $417,000 for the quarter ended March 31, 2014, from $277,000 for the quarter ended March 31, 2013.  The increase in the provision for loan losses resulted primarily from loan growth.  Originated loans grew approximately $32.3 million for the quarter ended March 31, 2014, compared to $19.3 million for the quarter ended March 31, 2013. Net recoveries were $111,000 for the quarter ended March 31, 2014, compared to net charge-offs of $385,000 for the quarter ended March 31, 2013.

Non-interest Income. Non-interest income decreased $1.1 million, or 33.3%, to $2.2 million for the quarter ended March 31, 2014, from $3.3 million for the quarter ended March 31, 2013.  This decrease was primarily a result of a $1.7 million decrease in gains on securities transactions, net, as there were fewer securities sales in 2014, partially offset by an increase of $318,000 in fees and service charges for customer services and an increase of $219,000 in income earned on bank owned life insurance.  Securities gains in the first quarter of 2014 included $69,000 related to the trading portfolio, while the first quarter of 2013 included securities gains of $243,000 related to the trading portfolio.  The trading portfolio is utilized to fund the Company’s deferred compensation obligation to certain employees and directors of the plan.  The participants of this plan, at their election, defer a portion of their compensation.  Gains and losses on trading securities have no effect on net income since participants benefit from, and bear the full risk of, changes in the trading securities market values.  Therefore, the Company records an equal and offsetting amount in compensation expense, reflecting the change in the Company’s obligations under the plan.

Non-interest Expense. Non-interest expense decreased $2.3 million, or 16.0%, for the quarter ended March 31, 2014, compared to the quarter ended March 31, 2013.  This is due primarily to a $1.7 million decrease in compensation and employee benefits which is related to the settlement of a pension plan acquired in the Flatbush Federal Bancorp, Inc. and Flatbush Federal Savings & Loan Association merger (the Merger), the reduction in staff as the result of the Merger, and the mark-to-market adjustment related to the Company's deferred compensation plan which is described above. Data processing costs decreased $786,000, due to conversion costs related to the Merger, and professional fees of $220,000 also contributed to the overall decrease in non-interest expense. The decreases were partially offset by a $219,000 increase in occupancy expense, due to an increase in snow removal costs, and a $249,000 increase in other expenses, primarily related to an increase in other REO expenses.

Income Tax Expense.  The Company recorded income tax expense of $3.6 million for the quarter ended March 31, 2014, compared to $2.6 million for the quarter ended March 31, 2013.  The effective tax rate for the quarter ended March 31, 2014, was 40.7% as a result of the deferred tax asset write-down of $570,000 related to the New York State tax law change enacted on March 31, 2014, as compared to 35.1% for the quarter ended March 31, 2013. The tax reform lowered future marginal tax rates and changed apportionment factors, resulting in a reduction of the Company's deferred tax assets.

NORTHFIELD BANCORP, INC.
ANALYSIS OF NET INTEREST INCOME
(Dollars in thousands)
	For the Three Months Ended March 31,
	2014			2013
	Average Outstanding Balance	Interest	Average Yield/ Rate (1)	Average Outstanding Balance	Interest	Average Yield/ Rate (1)
Interest-earning assets:
Loans (5)	$1,505,166	$17,796	4.79%	$1,239,140	$16,487	5.40%
Mortgage-backed securities (6)	855,559	4,589	2.18	1,176,998	6,392	2.20
Other securities (6)	82,796	157	0.77	110,261	441	1.62
Federal Home Loan Bank of New York stock	17,820	210	4.78	11,895	156	5.32
Interest-earning deposits in other financial institutions	38,674	12	0.13	75,668	40	0.21
Total interest-earning assets	2,500,015	22,764	3.69	2,613,962	23,516	3.65
Non-interest-earning assets	204,025			194,041
Total assets	$2,704,040			$2,808,003

Interest-bearing liabilities:
Savings, NOW, and money market accounts	$946,424	$479	0.21	$1,055,590	$887	0.34
Certificates of deposit	305,442	759	1.01	457,821	1,251	1.11
Total interest-bearing deposits	1,251,866	1,238	0.40	1,513,411	2,138	0.57
Borrowed funds	479,914	2,411	2.04	404,638	2,613	2.62
Total interest-bearing liabilities	1,731,780	3,649	0.85	1,918,049	4,751	1.00
Non-interest bearing deposit accounts	223,469			204,854
Accrued expenses and other liabilities	36,825			24,543
Total liabilities	1,992,074			2,147,446
Stockholders' equity	711,966			660,557
Total liabilities and stockholders' equity	$2,704,040			$2,808,003

Net interest income		$19,115			$18,765
Net interest rate spread (2)			2.84%			2.64%
Net interest-earning assets (3)	$768,235			$695,913
Net interest margin (4)			3.10%			2.91%
Average interest-earning assets to interest-bearing liabilities			144.36%			136.28%

(1)	Average yields and rates for the three months ended March 31, 2014 and 2013 are annualized.

(2)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.

(3)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.

(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

(5)	Loans include non-accrual loans.

(6)	Securities available-for-sale are at amortized cost.

Asset Quality

Purchased Credit Impaired Loans

At March 31, 2014, based on recorded contractual principal, 9.3% of PCI loans were past due 30 to 89 days, and 17.1% were past due 90 days or more, as compared to 6.6% and 14.9%, respectively, at December 31, 2013.  The increase in the percentage of delinquencies resulted primarily from declining PCI principal balances of $2.6 million to $56.9 million at March 31, 2014, from December 31, 2013.

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

	March 31,	December 31,	September 30,	June 30,	March 31,
	2014	2013	2013	2013	2013
Non-accruing loans:
Held-for-investment	$6,247	$6,649	$7,192	$10,717	$10,191
Held-for-sale	471	471	1,493	—	—
Non-accruing loans subject to restructuring agreements:
Held-for-investment	10,476	10,651	10,609	11,870	16,289
Held-for-sale	—	—	187	—	—
Total non-accruing loans	17,194	17,771	19,481	22,587	26,480
Loans 90 days or more past due and still accruing:
Held-for-investment	584	32	18	806	1,469
Total non-performing loans	17,778	17,803	19,499	23,393	27,949
Other real estate owned	150	634	664	776	870
Total non-performing assets	17,928	18,437	20,163	24,169	28,819
Non-performing loans to total loans	1.17%	1.19%	1.39%	1.76%	2.30%
Non-performing assets to total assets	0.67%	0.68%	0.73%	0.90%	1.01%
Loans subject to restructuring agreements and still accruing	$25,619	$26,190	$26,426	$26,670	$25,891
Accruing loans 30 to 89 days delinquent	$12,888	$13,331	$16,248	$24,642	$20,589

Total Non-accruing Loans

Total non-accruing loans decreased $577,000 to $17.2 million at March 31, 2014, from $17.8 million at December 31, 2013.  The following table details the decrease (dollars in thousands):

At or for the Quarter Ended
March 31, 2014
Balance at beginning of period	$17,771
Additions	489
Sales of held-for-investment loans	(467)
Pay-offs and principal pay-downs	(212)
Returned to accrual status	(252)
Charge-offs	(135)
Balance at end of period	$17,194

Loans Subject to Troubled Debt Restructuring (TDR) Agreements

Included in non-accruing loans are loans subject to TDR agreements totaling $10.5 million and $10.7 million at March 31, 2014, and December 31, 2013, respectively.  At March 31, 2014, $8.9 million, or 85.4% of the $10.5 million were not performing in accordance with their restructured terms, as compared to $7.5 million, or 70.4%, at December 31, 2013.  Three relationships account for the $8.9 million of loans not performing in accordance with their restructured terms at March 31, 2014, of which one relationship is made of up of several loans totaling $7.4 million collateralized by real estate, with an aggregate appraised value of $9.5 million as of November 2013.

The Company also holds loans subject to restructuring agreements that are on accrual status, totaling $25.6 million and $26.2 million at March 31, 2014 and December 31, 2013, respectively.  At March 31, 2014, loans of $2.7 million, or 10.4% of the $25.6 million were not performing in accordance with the restructured terms, as compared to $3.6 million or 13.7% of $26.2 million at December 31, 2013. These loans were less than 60 days delinquent at March 31, 2014.

The following table details the amounts and categories of the loans subject to restructuring agreements by loan type as of March 31, 2014 and December 31, 2013 (dollars in thousands).

	At March 31, 2014		At December 31, 2013
	Non-Accruing	Accruing	Non-Accruing	Accruing
Troubled Debt Restructurings:
Real estate loans:
Commercial	$9,467	$21,383	$9,496	$21,536
One-to-four family residential	601	805	607	1,176
Construction and land	—	—	108	—
Multifamily	—	2,052	—	2,074
Home equity and lines of credit	—	338	—	341
Commercial and industrial loans	408	1,041	441	1,063
	$10,476	$25,619	$10,652	$26,190
Performing in accordance with restructured terms	14.6%	89.6%	29.7%	86.3%

Loans 90 Days or More Past Due and Still Accruing and Other Real Estate Owned

Loans 90 days or more past due and still accruing increased $552,000 to $584,000 at March 31, 2014, from $32,000 at December 31, 2013.  The increase primarily relates to several residential loans that are considered well secured and in the process of collection.

Other real estate owned was $150,000 and $634,000 at March 31, 2014, and December 31, 2013, respectively. The decrease was primarily due to sales during the quarter.

Accruing Loans 30 to 89 Days Delinquent

Loans 30 to 89 days delinquent and on accrual status at March 31, 2014, totaled $12.9 million, a decrease of $443,000 from the December 31, 2013, balance of $13.3 million. The following tables set forth delinquencies for accruing loans by type and by amount at March 31, 2014, and December 31, 2013 (dollars in thousands).

	March 31, 2014	December 31, 2013
Real estate loans:
Commercial	$3,140	$4,274
One-to-four family residential	5,228	5,644
Multifamily	2,911	2,483
Home equity and lines of credit	32	94
Commercial and industrial loans	1,577	815
Other loans	—	21
Total delinquent accruing loans	$12,888	$13,331

Liquidity and Capital Resources
Liquidity.  The overall objective of our liquidity management is to ensure the availability of sufficient funds to meet financial commitments and to take advantage of lending and investment opportunities.  Northfield Bank manages liquidity in order to meet deposit withdrawals on demand or at contractual maturity, to repay borrowings as they mature, and to fund new loans and investments as opportunities arise.
Northfield Bank's primary sources of funds are deposits, principal and interest payments on loans and securities, borrowed funds, the proceeds from maturing securities and short-term investments, and to a lesser extent the proceeds from the sales of loans and securities and wholesale borrowings.  The scheduled amortization of loans and securities, as well as proceeds from borrowed funds, are predictable sources of funds.  Other funding sources, however, such as deposit inflows and loan prepayments are greatly influenced by market interest rates, economic conditions, and competition.  Northfield Bank is a member of the FHLB, which provides an additional source of short-term and long-term funding.  Northfield Bank also has borrowing capabilities with the Federal Reserve Bank on a short-term basis.  Northfield Bank’s borrowed funds, excluding capitalized lease obligations and floating rate advances, were $495.7 million at March 31, 2014, and had a weighted average interest rate of 1.87%.  A total of $125.2 million of these borrowings will mature in less than one year.  Borrowed funds, excluding capitalized lease obligations and floating rate advances, were $470.3 million at December 31, 2013.  Northfield Bank has the ability to obtain additional funding from the FHLB and Federal Reserve Bank discount window of approximately $812.5 million utilizing unencumbered securities of $446.3 million and multifamily loans of $366.2 million at March 31, 2014.  Northfield Bank expects to have sufficient funds available to meet current commitments in the normal course of business.
Northfield Bancorp, Inc. (stand alone) is a separate legal entity from Northfield Bank and must provide for its own liquidity to pay dividends, repurchase its stock and for other corporate purposes. Northfield Bancorp, Inc.'s primary source of liquidity is dividend payments from Northfield Bank. At March 31, 2014, Northfield Bancorp, Inc. (stand alone) had liquid assets of approximately $147.6 million.
Capital Resources.  At March 31, 2014, and December 31, 2013, Northfield Bank exceeded all of its regulatory capital requirements to which it is subject.

	Actual	For Capital Adequacy Purposes	For Well Capitalized Under Prompt Corrective Action Provisions
As of March 31, 2014:
Tangible capital to tangible assets	18.43%	1.50%	NA
Tier I capital (core) (to adjusted total assets)	18.43%	4.00%	5.00%
Total capital (to risk-weighted assets)	26.51%	8.00%	10.00%
As of December 31, 2013:
Tangible capital to tangible assets	19.88%	1.50%	NA
Tier I capital (core) (to adjusted total assets)	19.88%	4.00%	5.00%
Total capital (to risk-weighted assets)	28.94%	8.00%	10.00%

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
The following table shows the contractual obligations of the Company by expected payment period as of March 31, 2014:

Contractual Obligation	Total	Less than One Year	One to less than Three Years	Three to less than Five Years	Five Years and greater
	(in thousands)
Debt obligations (excluding capitalized leases)	495,659	125,168	250,776	119,715	—
Commitments to originate loans	75,541	75,541	—	—	—
Commitments to fund unused lines of credit	49,100	49,100	—	—	—

Commitments to fund unused lines of credit are agreements to lend additional funds to customers as long as there have been no violations of any of the conditions established in the agreements (original or restructured).  Commitments to originate loans generally have a fixed expiration or other termination clauses which may or may not require payment of a fee.  Since some of these loan commitments are expected to expire without being drawn upon, total commitments do not necessarily represent future cash requirements.

For further information regarding our off-balance sheet arrangements and contractual obligations, see Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2013.

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
The table below sets forth, as of March 31, 2014, our calculation of the estimated changes in our NPV, NPV ratio, and percent change in net interest income that would result from the designated instantaneous and sustained changes in interest rates.  Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied on as indicative of actual results (dollars in thousands).

	NPV
Change in Interest Rates (basis points)	Estimated Present Value of Assets	Estimated Present Value of Liabilities	Estimated NPV	Estimated Change In NPV	Estimated Change In NPV %	Estimated NPV/Present Value of Assets Ratio	Net Interest Income Percent Change
+400	$2,331,612	$1,853,260	$478,352	$(215,150)	(31.02)%	20.52%	(12.06)%
+300	2,404,591	1,882,538	522,053	(171,449)	(24.72)	21.71	(8.94)
+200	2,486,150	1,912,713	573,437	(120,065)	(17.31)	23.07	(5.78)
+100	2,572,811	1,943,823	628,988	(64,514)	(9.30)	24.45	(2.81)
0	2,669,412	1,975,910	693,502	—	—	25.98	—
(100)	2,765,855	2,008,619	757,236	63,734	9.19	27.38	(0.31)
(200)	2,854,597	2,027,113	827,484	133,982	19.32	28.99	(5.18)

The table above indicates that at March 31, 2014, in the event of a 200 basis point decrease in interest rates, we would experience a 19.32% increase in estimated net portfolio value and a 5.18% decrease in net interest income. In the event of a 400 basis point increase in interest rates, we would experience a 31.02% decrease in estimated net portfolio value and a 12.06% decrease in net interest income. Our policies provide that, in the event of a 200 basis point decrease in interest rates, our projected NPV should increase by no more than 400 basis points, and in the event of a 400 basis point increase in interest rates, our projected NPV should decrease by no more than 1000 basis points.  Additionally, our policy states that our net portfolio value should be at least 8.5% of total assets before and after such shock at March 31, 2014.  At March 31, 2014, we were in compliance with all board approved policies with respect to interest rate risk management.

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

ITEM 4.    CONTROLS AND PROCEDURES
An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of March 31, 2014.  Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

During the three months ended March 31, 2014, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

ITEM 1.     LEGAL PROCEEDINGS

The Company and subsidiaries are subject to various legal actions arising in the normal course of business.  In the opinion of management, the resolution of these legal actions is not expected to have a material adverse effect on the Company’s financial condition or results of operations.

ITEM 1A.  RISK FACTORS

During the three months ended March 31, 2014, there have been no material changes to the risk factors as previously disclosed in our Annual Report on Form 10-K/A for the year ended December 31, 2013, as filed with the SEC.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	Unregistered Sale of Equity Securities. There were no sales of unregistered securities during the period covered by this report.

(b)	Use of Proceeds. Not applicable

(c)	Repurchases of Our Equity Securities.

The following table shows the Company’s repurchase of its common stock for the three months ended March 31, 2014:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number of Shares that May Yet Be Purchased Under Plans or Programs (1)
January 1, 2014, through January 31, 2014	55,000	$12.61	55,000	2,841,975
February 1, 2014, through February 28, 2014	1,520,386	12.61	1,461,302	1,380,673
March 1, 2014, through March 31, 2014	1,475,039	12.85	1,471,071	2,661,062
Total	3,050,425	$12.73	2,987,373

 (1) On January 29, 2014, Northfield Bancorp, Inc.'s Board of Directors authorized the repurchase of up to 2,896,975 shares of common stock. On March 7, 2014, Northfield Bancorp, Inc. announced that it had effectively completed its initial repurchase program, and that its Board of Directors had adopted a second repurchase program. Under the new repurchase program, the Company may repurchase up to 2,751,460 shares of its common stock following the completion of the initial repurchase program. Repurchases under each plan were conducted in accordance with a Rule 10b5-1 trading plan.

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

Date: May 9, 2014

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
The following materials from the Company’s Report on Form 10-Q for the quarter ended March 31, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Statements of Changes in Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements