Form 10-Q
period 2014-06-30
Northfield Bancorp, Inc.
filed 2014-08-11
CIK 1493225

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON,  D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒.
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.
51,602,791 shares of Common Stock, par value $0.01 per share, were issued and outstanding as of August 7, 2014.

NORTHFIELD BANCORP, INC.
Form 10-Q Quarterly Report

PART I
ITEM1.        FINANCIAL STATEMENTS
NORTHFIELD BANCORP, INC.
CONSOLIDATED BALANCE SHEETS
June 30, 2014, and December 31, 2013
(Unaudited)
(In thousands, except share amounts)

	June 30, 2014	December 31, 2013
ASSETS:
Cash and due from banks	$11,778	$15,348
Interest-bearing deposits in other financial institutions	24,005	45,891
Total cash and cash equivalents	35,783	61,239
Trading securities	6,340	5,998
Securities available-for-sale, at estimated fair value
(encumbered $237,482 in 2014 and $197,896 in 2013)	857,296	937,085
Securities held-to-maturity, at amortized cost (estimated fair value of $4,101 in 2014 and $0 in 2013)	4,037	—
Loans held-for-sale	471	471
Purchased credit-impaired (PCI) loans held-for-investment	49,547	59,468
Loans acquired	75,727	77,817
Originated loans held-for-investment, net	1,448,217	1,352,191
Loans held-for-investment, net	1,573,491	1,489,476
Allowance for loan losses	(26,267)	(26,037)
Net loans held-for-investment	1,547,224	1,463,439
Accrued interest receivable	8,485	8,137
Bank owned life insurance	127,081	125,113
Federal Home Loan Bank of New York stock, at cost	19,241	17,516
Premises and equipment, net	27,609	29,057
Goodwill	16,159	16,159
Other real estate owned	640	634
Other assets	39,476	37,916
Total assets	$2,689,842	$2,702,764

LIABILITIES AND STOCKHOLDERS’ EQUITY:
LIABILITIES:
Deposits	$1,480,947	$1,492,689
Securities sold under agreements to repurchase	206,000	181,000
Other borrowings	328,333	289,325
Advance payments by borrowers for taxes and insurance	7,842	6,441
Accrued expenses and other liabilities	17,892	17,201
Total liabilities	2,041,014	1,986,656

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value; 10,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value: 150,000,000 shares authorized, 58,226,326 shares issued at June 30, 2014, and December 31, 2013, 53,039,074
and 57,926,233 outstanding at June 30, 2014 and December 31, 2013, respectively	582	582
Additional paid-in-capital	497,088	508,609
Unallocated common stock held by employee stock ownership plan	(26,460)	(26,985)
Retained earnings	245,634	242,180
Accumulated other comprehensive loss	(1,792)	(4,650)
Treasury stock at cost; 5,187,252 and 300,093 shares at June 30, 2014 and December 31, 2013, respectively	(66,224)	(3,628)
Total stockholders’ equity	648,828	716,108
Total liabilities and stockholders’ equity	$2,689,842	$2,702,764
See accompanying notes to consolidated financial statements.

NORTHFIELD BANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Three and Six months ended June 30, 2014 and 2013
(Unaudited)
(In thousands, except share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Interest income:
Loans	$17,466	$16,707	$35,262	$33,194
Mortgage-backed securities	4,343	5,606	8,932	11,998
Other securities	157	502	314	943
Federal Home Loan Bank of New York dividends	172	118	382	274
Deposits in other financial institutions	13	21	25	61
Total interest income	22,151	22,954	44,915	46,470
Interest expense:
Deposits	1,254	1,600	2,492	3,738
Borrowings	2,377	2,599	4,788	5,212
Total interest expense	3,631	4,199	7,280	8,950
Net interest income	18,520	18,755	37,635	37,520
(Recovery) of / provision for loan losses	(146)	417	271	694
Net interest income after provision for loan losses	18,666	18,338	37,364	36,826
Non-interest income:
Fees and service charges for customer services	1,030	773	2,059	1,484
Income on bank owned life insurance	984	824	1,968	1,589
Gain on securities transactions, net	319	385	443	2,198
Other-than-temporary impairment losses on securities	—	(362)	—	(434)
Net impairment losses on securities recognized in earnings	—	(362)	—	(434)
Other	54	78	89	117
Total non-interest income	2,387	1,698	4,559	4,954
Non-interest expense:
Compensation and employee benefits	6,538	6,602	11,773	13,514
Occupancy	2,280	2,458	4,902	4,860
Furniture and equipment	417	454	836	883
Data processing	996	954	1,967	2,550
Professional fees	680	722	1,206	1,468
FDIC insurance	311	365	620	752
Other	1,476	1,654	3,457	3,548
Total non-interest expense	12,698	13,209	24,761	27,575
Income before income tax expense	8,355	6,827	17,162	14,205
Income tax expense	2,915	2,528	6,503	5,114
Net income	$5,440	$4,299	$10,659	$9,091
Net income per common share:
Basic	$0.11	$0.08	$0.21	$0.17
Diluted	$0.11	$0.08	$0.20	$0.16

NORTHFIELD BANCORP, INC. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) - (Continued) Three and Six months ended June 30, 2014 and 2013 (Unaudited) (In thousands, except share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Other comprehensive income:
Unrealized gains (losses) on securities:
Net unrealized holding gains (losses) on securities	$2,759	$(21,216)	$6,099	$(26,130)
Less: reclassification adjustment for gains included in net income (included in gain on securities transactions, net)	(144)	(322)	(199)	(1,892)
Net unrealized gains (losses)	2,615	(21,538)	5,900	(28,022)
Post retirement benefit adjustment	—	—	(1,141)
Reclassification adjustment for OTTI impairment included in net income (included OTTI losses on securities)	—	362	—	434
Other comprehensive income (loss), before tax	2,615	(21,176)	4,759	(27,588)
Income tax expense (benefit) related to net unrealized holding gains (losses) on securities	1,103	(8,269)	2,439	(10,192)
Income tax expense related to reclassification adjustment for gains included in net income	(58)	(129)	(80)	(757)
Income tax expense related to post retirement benefit adjustment	—	—	(458)
Income tax benefit related to reclassification adjustment for OTTI impairment included in net income	—	145	—	174
Other comprehensive income (loss), net of tax	$1,570	(12,923)	2,858	(16,813)
Comprehensive income (loss)	$7,010	$(8,624)	$13,517	$(7,722)

See accompanying notes to consolidated financial statements.

NORTHFIELD BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Six Months Ended June 30, 2014, and 2013
(Unaudited)
(In thousands, except share data)

				Unallocated		Accumulated
				Common Stock		Other
	Common Stock		Additional	Held by the		Comprehensive		Total
	Shares	Par	Paid-in	Employee Stock	Retained	Income (Loss),	Treasury	Stockholders'
	Issued	Value	Capital	Ownership Plan	Earnings	Net of tax	Stock	Equity
Balance at December 31, 2012	46,904,286	$469	$230,253	$(13,965)	$249,892	$18,231	$(70,007)	$414,873
Net income					9,091			9,091
Other comprehensive loss, net of tax						(16,813)		(16,813)
ESOP shares allocated or committed to be released			207	507				714
Stock compensation expense			1,567					1,567
Additional tax benefit on equity awards			296					296
Corporate reorganization:
Merger of Northfield Bancorp, MHC	(24,641,684)	(246)	370					124
Exchange of common stock	(16,845,135)	(169)	169					—
Treasury stock retired	(5,417,467)	(54)	(69,953)				70,007	—
Proceeds of stock offering, net of costs	58,199,819	582	329,396					329,978
Purchase of common stock by ESOP			14,224	(14,224)				—
Exercise of stock options	12,785		21					21
Cash dividends declared ($0.37 per common share)					(20,276)			(20,276)
Balance at June 30, 2013	58,212,604	$582	$506,550	$(27,682)	$238,707	$1,418	$—	$719,575

Balance at December 31, 2013	58,226,326	$582	$508,609	$(26,985)	$242,180	$(4,650)	$(3,628)	$716,108
Net income					10,659			10,659
Other comprehensive income, net of tax						2,858		2,858
ESOP shares allocated or committed to be released			298	525				823
Stock compensation expense			510					510
Additional tax benefit on equity awards			388					388
Issuance of restricted stock			(12,717)				12,717	—
Exercise of stock options					(621)		799	178
Cash dividends declared ($0.12 per common share)					(6,584)			(6,584)
Treasury stock (average cost of $12.80 per share)							(76,112)	(76,112)
Balance at June 30, 2014	58,226,326	$582	$497,088	$(26,460)	$245,634	$(1,792)	$(66,224)	$648,828

See accompanying notes to consolidated financial statements.

NORTHFIELD BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Six months ended June 30, 2014, and 2013
(Unaudited) (In thousands)

	2014	2013
Cash flows from operating activities:
Net income	$10,659	$9,091
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	271	694
ESOP and stock compensation expense	1,333	2,281
Depreciation	1,853	1,756
Amortization of premiums, and deferred loan costs, net of (accretion) of discounts, and deferred loan fees	694	1,175
Amortization intangible assets	211	223
Income on bank owned life insurance	(1,968)	(1,589)
Net (gain) on sale of loans held-for-sale	(13)	(9)
Proceeds from sale of loans held-for-sale	822	7,183
Origination of loans held-for-sale	(809)	(2,284)
Gain on securities transactions, net	(443)	(2,198)
Loss on sale of other real estate owned	19	—
Net purchases of trading securities	(98)	(285)
(Increase) decrease in accrued interest receivable	(348)	7
Increase in other assets	(3,351)	(1,835)
Increase (decrease) in accrued expenses and other liabilities	691	(176)
Net cash provided by operating activities	9,523	14,034
Cash flows from investing activities:
Net increase in loans receivable	(84,332)	(90,451)
Purchases of Federal Home Loan Bank of New York stock, net	(1,725)	(297)
Purchases of securities available-for-sale	(436)	(264,594)
Principal payments and maturities on securities available-for-sale	76,731	224,662
Principal payments and maturities on securities held-to-maturity	—	2,219
Purchases of securities held-to-maturity	(4,037)	—
Proceeds from sale of securities available-for-sale	7,270	146,490
Purchases of bank owned life insurance	—	(16,000)
Death benefits received from bank owned life insurance	—	193
Proceeds from sale of other real estate owned	418	94
Purchases and improvements of premises and equipment	(405)	(2,392)
Net cash used in investing activities	(6,516)	(76)
Cash flows from financing activities:
Net decrease in deposits	(11,742)	(133,355)
Dividends paid	(6,584)	(20,276)
Net proceeds from sale of common stock	—	54,648
Merger of Northfield Bancorp, MHC	—	124
Purchase of common stock for ESOP	—	(14,224)
Exercise of stock options	178	21
Purchase of treasury stock	(76,112)	—
Additional tax benefit on equity awards	388	296
Increase in advance payments by borrowers for taxes and insurance	1,401	2,185
Repayments under capital lease obligations	(158)	(140)
Proceeds from securities sold under agreements to repurchase and other borrowings	159,166	56,301
Repayments related to securities sold under agreements to repurchase and other borrowings	(95,000)	(62,946)
Net cash used in financing activities	(28,463)	(117,366)
Net decrease in cash and cash equivalents	(25,456)	(103,408)
Cash and cash equivalents at beginning of period	61,239	128,761
Cash and cash equivalents at end of period	$35,783	$25,353

NORTHFIELD BANCORP, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued) Six Months Ended June 30, 2014, and 2013 (Unaudited) (In thousands)

Supplemental cash flow information:
Cash paid during the period for:
Interest	$7,304	$8,865
Income taxes	11,585	9,449
Non-cash transactions:
Loans charged-off, net	41	298
Other real estate owned write-downs	47	—
Transfers of loans to other real estate owned	490	—
Increase in due from broker for sales of securities available-for-sale	1,909	—
Deposits utilized to purchase common stock	$—	$289,554

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

In the opinion of management, all adjustments (consisting solely of normal and recurring adjustments) necessary for the fair presentation of the consolidated financial condition and the consolidated results of operations for the unaudited periods presented have been included.  The results of operations and other data presented for the three and six months ended June 30, 2014, are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2014.  Whenever necessary, certain prior year amounts are reclassified to conform to the current year presentation.
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

Note 2 – Securities
The following is a comparative summary of mortgage-backed securities and other securities available-for-sale at June 30, 2014, and December 31, 2013 (in thousands):

	June 30, 2014
		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
	cost	gains	losses	value
Mortgage-backed securities:
Pass-through certificates:
Government sponsored enterprises (GSE)	$329,988	$9,682	$1,885	$337,785
Real estate mortgage investment conduits (REMICs):
GSE	451,738	1,396	12,359	440,775
Non-GSE	1,712	25	40	1,697
	783,438	11,103	14,284	780,257
Other securities:
Equity investments-mutual funds	647	—	—	647
Corporate bonds	76,161	231	—	76,392
	76,808	231	—	77,039
Total securities available-for-sale	$860,246	$11,334	$14,284	$857,296

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

	December 31, 2013
		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
	cost	gains	losses	value
Mortgage-backed securities:
Pass-through certificates:
GSE	$366,884	$8,573	$5,113	$370,344
Real estate mortgage investment conduits (REMICs):
GSE	497,575	1,699	14,047	485,227
Non-GSE	4,474	126	48	4,552
	868,933	10,398	19,208	860,123
Other securities:
Equity investments-mutual funds	510	—	—	510
Corporate bonds	76,491	66	105	76,452
	77,001	66	105	76,962
Total securities available-for-sale	$945,934	$10,464	$19,313	$937,085

The following is a summary of the expected maturity distribution of debt securities available-for-sale, other than mortgage-backed securities, at June 30, 2014 (in thousands):

Available-for-sale	Amortized cost	Estimated fair value
Due in one year or less	$10,039	$10,058
Due after one year through five years	66,122	66,334
	$76,161	$76,392

Expected maturities on mortgage-backed securities may differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without penalties.

For the three and six months ended June 30, 2014, the Company had gross proceeds of $6.4 million and $7.3 million, respectively, on sales of securities available-for-sale with gross realized gains of approximately $144,000 and $199,000, respectively, and no gross realized losses for the three and six months ended June 30, 2014. For the three and six months ended June 30, 2013, the Company had gross proceeds of $121.4 million and $146.5 million, respectively, on sales of securities available-for-sale with gross realized gains of approximately $363,000 and $2.1 million, respectively, and gross realized losses of $41,000 and $177,000.  The Company recognized $175,000 and $244,000 in gains on its trading securities portfolio during the three and six months ended June 30, 2014. The Company recognized $63,000 and $306,000 in gains on its trading securities portfolio during the three and six months ended June 30, 2013.  The Company did not recognize any other-than-temporary impairment charges during the three and six months ended June 30, 2014, and recognized $362,000 and $434,000 of other-than-temporary impairment charges during the three and six months ended June 30, 2013.

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

Gross unrealized losses on mortgage-backed securities, equity investments, and corporate bonds available-for-sale, and the estimated fair value of the related securities, aggregated by security category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2014, and December 31, 2013, were as follows (in thousands):

	June 30, 2014
	Less than 12 months		12 months or more		Total
	Unrealized	Estimated	Unrealized	Estimated	Unrealized	Estimated
	losses	fair value	losses	fair value	losses	fair value
Mortgage-backed securities:
Pass-through certificates:
GSE	$1	$109	$1,884	$65,519	$1,885	$65,628
REMICs:
GSE	511	32,876	11,848	289,180	12,359	322,056
Non-GSE	15	816	25	405	40	1,221
Total	$527	$33,801	$13,757	$355,104	$14,284	$388,905

	December 31, 2013
	Less than 12 months		12 months or more		Total
	Unrealized	Estimated	Unrealized	Estimated	Unrealized	Estimated
	losses	fair value	losses	fair value	losses	fair value
Mortgage-backed securities:
Pass-through certificates:
GSE	$5,087	$150,473	$26	$4,482	$5,113	$154,955
REMICs:
GSE	12,923	283,419	1,124	44,606	14,047	328,025
Non-GSE	23	1,092	25	442	48	1,534
Other Securities:
Corporate Bonds	$105	$44,763	$—	$—	$105	$44,763
Total	$18,138	$479,747	$1,175	$49,530	$19,313	$529,277

The Company held 14 pass-through mortgage-backed securities issued or guaranteed by GSEs, 19 REMIC mortgage-backed securities issued or guaranteed by GSEs, and one REMIC mortgage-backed security not issued or guaranteed by GSEs that were in a continuous unrealized loss position of greater than twelve months at June 30, 2014.  There was one pass-through mortgage-backed security issued or guaranteed by GSEs, five REMIC mortgage-backed securities issued or guaranteed by GSEs, and one REMIC mortgage-backed security not issued or guaranteed by GSEs that were in an unrealized loss position of less than twelve months. All securities referred to above were rated investment grade at June 30, 2014.  The declines in value relate to the general interest rate environment and are considered temporary.  The securities cannot be prepaid in a manner that would result in the Company not receiving substantially all of its amortized cost.  The Company neither has an intent to sell, nor is it more likely than not that the Company will be required to sell, the securities before the recovery of their amortized cost basis or, if necessary, maturity.

The fair values of our investment securities could decline in the future if the underlying performance of the collateral for the collateralized mortgage obligations or other securities deteriorates and our credit enhancement levels do not provide sufficient protections to our contractual principal and interest, which may result in other-than-temporary impairment in the future.

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

Note 3 – Loans

Net loans held-for-investment is as follows (in thousands):

	June 30,	December 31,
	2014	2013
Real estate loans:
Multifamily	$933,832	$870,951
Commercial mortgage	353,846	340,174
One-to-four family residential mortgage	77,051	64,753
Home equity and lines of credit	48,635	46,231
Construction and land	15,590	14,152
Total real estate loans	1,428,954	1,336,261
Commercial and industrial loans	12,932	10,162
Other loans	2,325	2,310
Total commercial and industrial and other loans	15,257	12,472
Deferred loan cost, net	4,006	3,458
Originated loans held-for-investment, net	1,448,217	1,352,191
PCI Loans	49,547	59,468
Loans acquired:
Multifamily	7,722	3,930
Commercial mortgage	11,674	13,254
One-to-four family residential mortgage	55,963	60,262
Construction and land	368	371
Total loans acquired, net	75,727	77,817
Loans held-for-investment, net	1,573,491	1,489,476
Allowance for loan losses	(26,267)	(26,037)
Net loans held-for-investment	$1,547,224	$1,463,439

Loans held-for-sale amounted to $471,000 at June 30, 2014, and December 31, 2013.

Purchased credit-impaired (PCI) loans, primarily acquired as part of a Federal Deposit Insurance Corporation-assisted transaction, totaled $49.5 million at June 30, 2014, as compared to $59.5 million at December 31, 2013.   The Company accounts for PCI loans utilizing GAAP applicable to loans acquired with deteriorated credit quality.  PCI loans consist of approximately 33% commercial real estate and 51% commercial and industrial loans, with the remaining balance in residential and home equity loans.  The following details the accretion of interest income for the periods indicated:

	Six months ended
	June 30,
	2014	2013
Balance at the beginning of period	$32,464	$43,431
Accretion into interest income	(2,518)	(2,977)
Net reclassification from non-accretable difference	374	—
Balance at end of period	$30,320	$40,454

Activity in the allowance for loan losses is as follows (in thousands):

	At or for the six months ended June 30,
	2014	2013
Beginning balance	$26,037	$26,424
Provision for loan losses	271	694
Charge-offs, net	(41)	(298)
Ending balance	$26,267	$26,820

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

The following tables set forth activity in our allowance for loan losses, by loan type, as of and for the six months ended June 30, 2014, and as of and for the year ended December 31, 2013.  The following tables also detail the amount of originated and acquired loans held-for-investment, net of deferred loan fees and costs, that are evaluated individually, and collectively, for impairment, and the related portion of the allowance for loan losses that is allocated to each loan portfolio segment, at June 30, 2014, and December 31, 2013 (in thousands). There was a $40,000 related allowance for acquired loans at June 30, 2014, and $0 at December 31, 2013.

	June 30, 2014
	Real Estate
	Commercial	One-to-Four Family	Construction and Land	Multifamily	Home Equity and Lines of Credit	Commercial and Industrial	Other	Unallocated	Originated Loans Total	Purchased Credit-Impaired	Acquired Loans	Total
Allowance for loan losses:
Beginning Balance	$12,619	$875	$205	$9,374	$860	$425	$67	$1,024	$25,449	$588	$—	$26,037
Charge-offs	—	(22)	(1)	—	(294)	—	—	—	(317)	—	—	(317)
Recoveries	—	—	246	—	—	—	30	—	276	—	—	276
Provisions	(737)	159	(294)	506	427	106	(32)	284	419	(188)	40	271
Ending Balance	$11,882	$1,012	$156	$9,880	$993	$531	$65	$1,308	$25,827	$400	$40	$26,267
Ending balance: individually evaluated for impairment	$2,469	$7	$—	$90	$3	$91	$—	$—	$2,660	$—	$—	$2,660
Ending balance: collectively evaluated for impairment	$9,413	$1,005	$156	$9,790	$990	$440	$65	$1,308	$23,167	$400	$40	$23,607

Loans held-for-investment, net:
Ending Balance	$354,330	$77,644	$15,613	$935,900	$49,431	$12,974	$2,325	$—	$1,448,217	$49,547	$75,727	$1,573,491
Ending balance: individually evaluated for impairment	$29,901	$730	$—	$2,980	$335	$1,015	$—	$—	$34,961	$—	$596	$35,557
Ending balance: collectively evaluated for impairment	$324,429	$76,914	$15,613	$932,920	$49,096	$11,959	$2,325	$—	$1,413,256	$49,547	$75,131	$1,537,934

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

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

The following tables detail the recorded investment of originated loans held-for-investment, net of deferred fees and costs, by loan type and credit quality indicator at June 30, 2014, and December 31, 2013 (in thousands):

	At June 30, 2014
	Real Estate
	Multifamily		Commercial		One-to-Four Family		Construction and Land	Home Equity and Lines of Credit	Commercial and Industrial	Other	Total
	< 35% LTV	=> 35% LTV	< 35% LTV	=> 35% LTV	< 60% LTV	=> 60% LTV
Internal Risk Rating
Pass	$37,169	$885,615	$42,795	$256,278	$43,732	$28,021	$15,027	$48,750	$10,695	$2,325	$1,370,407
Special Mention	296	5,335	1,282	10,170	2,159	366	586	368	208	—	20,770
Substandard	811	6,674	1,250	42,555	1,679	1,687	—	313	2,071	—	57,040
Originated loans held-for-investment, net	$38,276	$897,624	$45,327	$309,003	$47,570	$30,074	$15,613	$49,431	$12,974	$2,325	$1,448,217

	At December 31, 2013
	Real Estate
	Multifamily		Commercial		One-to-Four Family		Construction and Land	Home Equity and Lines of Credit	Commercial and Industrial	Other	Total
	< 35% LTV	=> 35% LTV	< 35% LTV	=> 35% LTV	< 60% LTV	=> 60% LTV
Internal Risk Rating
Pass	$40,966	$817,923	$42,995	$240,472	$28,595	$30,241	$13,458	$45,117	$7,488	$2,279	$1,269,534
Special Mention	309	7,866	1,304	12,938	2,289	703	595	469	962	—	27,435
Substandard	821	5,016	1,333	41,492	1,388	2,073	108	1,239	1,752	—	55,222
Originated loans held-for-investment, net	$42,096	$830,805	$45,632	$294,902	$32,272	$33,017	$14,161	$46,825	$10,202	$2,279	$1,352,191

Included in originated and acquired loans receivable (including held-for-sale) are loans for which the accrual of interest income has been discontinued due to deterioration in the financial condition of the borrowers.  The recorded investment of these nonaccrual loans was $15.8 million and $17.8 million at June 30, 2014, and December 31, 2013, respectively. Generally, loans are placed on non-accruing status when they become 90 days or more delinquent, and remain on non-accrual status until they are brought current, have six consecutive months of performance under the loan terms, and factors indicating reasonable doubt about the timely collection of payments no longer exist.  Therefore, loans may be current in accordance with their loan terms, or may be less than 90 days delinquent and still be on a non-accruing status.

These non-accrual amounts included loans deemed to be impaired of $11.6 million and $13.5 million at June 30, 2014, and December 31, 2013, respectively.  Loans on non-accrual status with principal balances less than $500,000, and therefore not meeting the Company’s definition of an impaired loan, amounted to $3.7 million and $3.8 million at June 30, 2014, and December 31, 2013, respectively.  Non-accrual amounts included in loans held-for-sale were $471,000 at June 30, 2014, and December 31, 2013.  Loans past due 90 days or more and still accruing interest were $605,000 and $32,000 at June 30, 2014, and December 31, 2013, respectively, and consisted of loans that are considered well secured and in the process of collection.

The following tables set forth the detail, and delinquency status, of non-performing loans (non-accrual loans and loans past due 90 or more and still accruing), net of deferred fees and costs, at June 30, 2014, and December 31, 2013, excluding loans held-for-sale (in thousands).  The following table excludes PCI loans at June 30, 2014, and December 31, 2013, which have been segregated into pools in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Subtopic 310-30.  Each loan pool is accounted for as a single asset with a single composite interest rate and an aggregate expectation of cash flows. At June 30, 2014, expected future cash flows of each PCI loan pool were consistent with those estimated in our most recent recast of the cash flows.

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

	At June 30, 2014
	Total Non-Performing Loans
	Non-Accruing Loans
	0-29 Days Past Due	30-89 Days Past Due	90 Days or More Past Due	Total	90 Days or More Past Due and Accruing	Total Non-Performing Loans
Loans held-for-investment:
Real estate loans:
Commercial
LTV => 35%
Substandard	406	2,425	8,068	10,899	—	10,899
Total	406	2,425	8,068	10,899	—	10,899
Total commercial	406	2,425	8,068	10,899	—	10,899
One-to-four family residential
LTV < 60%
Pass	—	—	—	—	357	357
Special Mention	—	14	77	91	26	117
Substandard	—	416	179	595	—	595
Total	—	430	256	686	383	1,069
LTV => 60%
Substandard	—	—	1,168	1,168	155	1,323
Total	—	—	1,168	1,168	155	1,323
Total one-to-four family residential	—	430	1,424	1,854	538	2,392
Multifamily
LTV => 35%
Substandard	—	—	1,023	1,023	—	1,023
Total multifamily	—	—	1,023	1,023	—	1,023
Home equity and lines of credit
Substandard	—	101	120	221	—	221
Total home equity and lines of credit	—	101	120	221	—	221
Commercial and industrial loans
Substandard	—	—	408	408	37	445
Total commercial and industrial loans	—	—	408	408	37	445
Other loans
Pass	—	—	—	—	30	30
Total other loans	—	—	—	—	30	30
Total non-performing loans held-for-investment	406	2,956	11,043	14,405	605	15,010
Loans acquired:
One-to-four family residential
LTV < 60%
Substandard	297	—	313	610	—	610
Total	297	—	313	610	—	610
LTV => 60%
Substandard	299	—	—	299	—	299
Total	299	—	—	299	—	299
Total one-to-four family residential	596	—	313	909	—	909
Total non-performing loans acquired	596	—	313	909	—	909
Total non-performing loans	$1,002	$2,956	$11,356	$15,314	$605	$15,919

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

	At December 31, 2013
	Total Non-Performing Loans
	Non-Accruing Loans
	0-29 Days Past Due	30-89 Days Past Due	90 Days or More Past Due	Total	90 Days or More Past Due and Accruing	Total Non-Performing Loans
Loans held-for-investment:
Real estate loans:
Commercial
LTV => 35%
Special Mention	—	—	335	335	—	335
Substandard	3,606	421	7,836	11,863	—	11,863
Total	3,606	421	8,171	12,198	—	12,198
Total commercial	3,606	421	8,171	12,198	—	12,198
One-to-four family residential
LTV < 60%
Special Mention	—	16	114	130	—	130
Substandard	—	418	186	604	—	604
Total	—	434	300	734	—	734
LTV => 60%
Substandard	—	189	993	1,182	—	1,182
Total	—	189	993	1,182	—	1,182
Total one-to-four family residential	—	623	1,293	1,916	—	1,916
Construction and land
Substandard	108	—	—	108	—	108
Total construction and land	108	—	—	108	—	108
Multifamily
LTV => 35%
Substandard	—	—	73	73	—	73
Total multifamily	—	—	73	73	—	73
Home equity and lines of credit
Substandard	—	—	1,239	1,239	—	1,239
Total home equity and lines of credit	—	—	1,239	1,239	—	1,239
Commercial and industrial loans
Substandard	—	—	441	441	—	441
Total commercial and industrial loans	—	—	441	441	—	441
Other loans
Pass	—	—	—	—	32	32
Total other loans	—	—	—	—	32	32
Total non-performing loans held-for-investment	3,714	1,044	11,217	15,975	32	16,007
Loans acquired:
One-to-four family residential
LTV => 60%
Substandard	607	—	466	1,073	—	1,073
Total one-to-four family residential	607	—	466	1,073	—	1,073
Commercial
LTV => 35%
Special Mention	—	—	252	252	—	252
Total commercial	—	—	252	252	—	252
Total non-performing loans acquired:	607	—	718	1,325	—	1,325
Total non-performing loans	$4,321	$1,044	$11,935	$17,300	$32	$17,332

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

The following tables set forth the detail and delinquency status of originated and acquired loans held-for-investment, net of deferred fees and costs, by performing and non-performing loans at June 30, 2014 and December 31, 2013 (in thousands).

	June 30, 2014
	Performing (Accruing) Loans
	0-29 Days Past Due	30-89 Days Past Due	Total	Non-Performing Loans	Total Loans Receivable, net
Loans held-for-investment:
Real estate loans:
Commercial
LTV < 35%
Pass	$42,795	$—	$42,795	$—	$42,795
Special Mention	—	1,282	1,282	—	1,282
Substandard	1,250	—	1,250	—	1,250
Total	44,045	1,282	45,327	—	45,327
LTV => 35%
Pass	254,691	1,587	256,278	—	256,278
Special Mention	10,170	—	10,170	—	10,170
Substandard	30,352	1,304	31,656	10,899	42,555
Total	295,213	2,891	298,104	10,899	309,003
Total commercial	339,258	4,173	343,431	10,899	354,330
One-to-four family residential
LTV < 60%
Pass	43,039	336	43,375	357	43,732
Special Mention	1,661	381	2,042	117	2,159
Substandard	841	243	1,084	595	1,679
Total	45,541	960	46,501	1,069	47,570
LTV => 60%
Pass	25,334	2,687	28,021	—	28,021
Special Mention	366	—	366	—	366
Substandard	—	364	364	1,323	1,687
Total	25,700	3,051	28,751	1,323	30,074
Total one-to-four family residential	71,241	4,011	75,252	2,392	77,644
Construction and land
Pass	15,027	—	15,027	—	15,027
Special Mention	586	—	586	—	586
Total construction and land	15,613	—	15,613	—	15,613
Multifamily
LTV < 35%
Pass	37,169	—	37,169	—	37,169
Special Mention	296	—	296	—	296
Substandard	811	—	811	—	811
Total	38,276	—	38,276	—	38,276
LTV => 35%
Pass	885,615	—	885,615	—	885,615
Special Mention	4,229	1,106	5,335	—	5,335
Substandard	3,983	1,668	5,651	1,023	6,674
Total	893,827	2,774	896,601	1,023	897,624
Total multifamily	932,103	2,774	934,877	1,023	935,900

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

	June 30, 2014
	Performing (Accruing) Loans
	0-29 Days Past Due	30-89 Days Past Due	Total	Non-Performing Loans	Total Loans Receivable, net
Home equity and lines of credit
Pass	48,325	425	48,750	—	48,750
Special Mention	368	—	368	—	368
Substandard	92	—	92	221	313
Total home equity and lines of credit	48,785	425	49,210	221	49,431
Commercial and industrial loans
Pass	10,684	11	10,695	—	10,695
Special Mention	208	—	208	—	208
Substandard	1,452	174	1,626	445	2,071
Total commercial and industrial loans	12,344	185	12,529	445	12,974
Other loans
Pass	2,295	—	2,295	30	2,325
Total other loans	2,295	—	2,295	30	2,325
Total loans held-for-investment	1,421,639	11,568	1,433,207	15,010	1,448,217

	June 30, 2014
	Performing (Accruing) Loans
	0-29 Days Past Due	30-89 Days Past Due	Total	Non-Performing Loans	Total Loans Receivable, net
Loans acquired:
One-to-four family residential
LTV < 60%
Pass	45,175	1,005	46,180	—	46,180
Special Mention	527	94	621	—	621
Substandard	134	1	135	610	745
Total one-to-four family residential	45,836	1,100	46,936	610	47,546
LTV => 60%
Pass	7,479	379	7,858	—	7,858
Special Mention	—	—	—	—	—
Substandard	—	260	260	299	559
Total	7,479	639	8,118	299	8,417
Total one-to-four family residential	53,315	1,739	55,054	909	55,963
Commercial
LTV < 35%
Pass	2,565	—	2,565	—	2,565
Special Mention	713	—	713	—	713
Total	3,278	—	3,278	—	3,278
LTV => 35%
Pass	5,374	—	5,374	—	5,374
Special Mention	1,855	—	1,855	—	1,855
Substandard	1,167	—	1,167	—	1,167
Total	8,396	—	8,396	—	8,396
Total commercial	11,674	—	11,674	—	11,674
Construction and land
Substandard	368	—	368	—	368
Total construction and land	368	—	368	—	368
Multifamily
LTV < 35%
Pass	4,909	—	4,909	—	4,909
Special Mention	176		176		176
Substandard	489	—	489	—	489
Total	5,574	—	5,574	—	5,574
LTV => 35%
Pass	1,760	—	1,760	—	1,760
Special Mention	388	—	388	—	388
Total	2,148	—	2,148	—	2,148
Total multifamily	7,722	—	7,722	—	7,722
Total loans acquired	73,079	1,739	74,818	909	75,727
	$1,494,718	$13,307	$1,508,025	$15,919	$1,523,944

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
LTV => 35%
Pass	2,262	—	2,262	—	2,262
Special Mention	590	—	590	—	590
Total	2,852	—	2,852	—	2,852
Total multifamily	3,930	—	3,930	—	3,930
Total Loans Acquired	74,199	2,293	76,492	1,325	77,817
	$1,399,345	$13,331	$1,412,676	$17,332	$1,430,008

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

The following tables summarize originated impaired loans as of June 30, 2014, and December 31, 2013 (in thousands):

	At June 30, 2014
	Recorded Investment	Unpaid Principal Balance	Related Allowance
With No Allowance Recorded:
Real estate loans:
Commercial
LTV => 35%
Pass	$3,358	$3,495	$—
Substandard	10,341	11,447	—
One-to-four family residential
LTV < 60%
Special Mention	140	140	—
Substandard	266	266	—
Multifamily
LTV => 35%
Pass	92	562	—
Substandard	1,435	1,435	—
Commercial and industrial loans
Special Mention	33	33	—
Substandard	574	582	—
With a Related Allowance Recorded:
Real estate loans:
Commercial
LTV => 35%
Substandard	16,202	17,372	(2,469)
One-to-four family residential
LTV < 60%
Special Mention	325	325	(7)
Multifamily
LTV => 35%
Substandard	1,454	1,454	(90)
Home equity and lines of credit
Special Mention	335	335	(3)
Commercial and industrial loans
Substandard	408	530	(91)
Total:
Real estate loans
Commercial	29,901	32,314	(2,469)
One-to-four family residential	731	731	(7)
Multifamily	2,981	3,451	(90)
Home equity and lines of credit	335	335	(3)
Commercial and industrial loans	1,015	1,145	(91)
	$34,963	$37,976	$(2,660)

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

	At December 31, 2013
	Recorded Investment	Unpaid Principal Balance	Related Allowance
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

Included in the table at June 30, 2014, are loans with carrying balances of $11.5 million that were not written down by either charge-offs or specific reserves in our allowance for loan losses.  Included in the table at December 31, 2013, are loans with carrying balances of $21.8 million that were not written down by either charge-offs or specific reserves in our allowance for loan losses.  Loans not written down by charge-offs or specific reserves at June 30, 2014, and December 31, 2013, are considered to have sufficient collateral values, less costs to sell, to support the carrying balances of the loans.

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

The average recorded balance of originated impaired loans for the six months ended June 30, 2014 and 2013, was $36.0 million and $49.2 million, respectively.  The Company recorded $405,000 and $862,000 of interest income on impaired loans for the three and six months ended June 30, 2014, respectively, as compared to $516,000 and $1.1 million of interest income on impaired loans for the three and six months ended June 30, 2013, respectively.

There were no loans modified as troubled debt restructurings during the six months ended June 30, 2014. The following tables summarize loans that were modified as troubled debt restructurings during the six months ended June 30, 2013.

	June 30, 2013
		Pre-Modification	Post-Modification
	Number of	Outstanding Recorded	Outstanding Recorded
	Relationships	Investment	Investment
	(in thousands)
Troubled Debt Restructurings
One-to-four Family
Special Mention	2	$408	$408
Total Troubled Debt Restructurings	2	$408	$408

All of the relationships in the table above were restructured to receive reduced interest rates.

At June 30, 2014, and December 31, 2013, we had troubled debt restructurings of $34.7 million and $36.8 million, respectively.

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

At June 30, 2014, no TDR loan that was restructured during the twelve months ended June 30, 2014 had subsequently defaulted.

Note 4 – Deposits

Deposits account balances are summarized  as follows (in thousands):

	June 30,	December 31,
	2014	2013
Non-interest-bearing demand	$235,778	$235,355
Interest-bearing negotiable orders of withdrawal (NOW)	126,996	129,955
Savings and money market	832,869	819,477
Certificates of deposit	285,304	307,902
Total deposits	$1,480,947	$1,492,689

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

Interest expense on deposit accounts is summarized for the periods indicated (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2014	2013	2014	2013
Negotiable orders of withdrawal, savings, and money market	$508	$667	$987	$1,554
Certificates of deposit	746	933	1,505	2,184
Total interest expense on deposit accounts	$1,254	$1,600	$2,492	$3,738

Note 5 – Equity Incentive Plan

In June 2014, the Company granted to directors and employees a total of 998,200 restricted shares, and 2,496,600 stock options to purchase Company stock. These shares and options were issued out of the 2014 Equity Incentive Plan ("the Plan"), which allows the Company to grant common stock or options to purchase common stock at specific prices to directors and employees of the Company. The Plan provides for the issuance or delivery of up to 4,978,249 shares (1,422,357 restricted shares and 3,555,892 stock options) of Northfield Bancorp, Inc. common stock subject to certain Plan limitations. All stock options and restricted stock granted to date vest in equal installments over a five-year period beginning one year from the date of grant. The vesting of options and restricted stock awards may accelerate in accordance with terms of the Plan. Stock options were granted at an exercise price equal to the fair value of the Company’s common stock on the grant date based on quoted market prices and all have an expiration period of ten years. The fair value of stock options granted on June 11, 2014, was estimated utilizing the Black-Scholes option pricing model using the following assumptions: an expected life of 6.5 years, risk-free rate of return of 1.92%, volatility of 33.83% and a dividend yield of 1.83%.

The following table is a summary of the Company’s stock options outstanding as of June 30, 2014, and changes therein during the six months then ended:

	Number of Stock Options	Weighted Average Grant Date Fair Value	Weighted Average Exercise Price	Weighted Average Contractual Life (years)
Outstanding - December 31, 2013	2,800,305	$2.30	$7.13	5.16
Granted	2,496,600	3.91	13.13	9.96
Forfeited	—	—	—	—
Exercised	(102,173)	$2.30	$7.12	—
Outstanding - June 30, 2014	5,194,732	$3.08	$10.02	7.93
Exercisable - June 30, 2014	2,676,390	$2.30	$7.13	4.59

Expected future stock option expense related to the non-vested options outstanding as of June 30, 2014, is $9.9 million over an average period of 4.93 years.
The following is a summary of the status of the Company’s restricted share awards as of June 30, 2014, and changes therein during the six months then ended.

	Number of Shares Awarded	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2013	240,083	$7.29
Granted	998,200	13.13
Vested	(225,549)	7.10
Non-vested at June 30, 2014	1,012,734	$13.11

Expected future stock award expense related to the non-vested restricted share awards as of June 30, 2014 is $13.1 million over an average period of 4.94 years.

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

During the six months ended June 30, 2014, the Company recorded $510,000 of stock-based compensation related to the above plans.

Note 6 – Fair Value Measurements
The following tables present the assets reported on the consolidated balance sheet at their estimated fair value as of June 30, 2014, and December 31, 2013, by level within the fair value hierarchy as required by the Fair Value Measurements and Disclosures Topic of the FASB ASC.  Financial assets and liabilities are classified in their entirety based on the level of input that is significant to the fair value measurement.  The fair value hierarchy is as follows:

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

•	Level 3 Inputs – Significant unobservable inputs that reflect the Company’s own assumptions that market participants would use in pricing the assets or liabilities.

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

	Fair Value Measurements at Reporting Date Using:
	June 30, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Measured on a recurring basis:
Assets:
Investment securities:
Available-for-sale:
Mortgage-backed securities
GSE	$778,560	$—	$778,560	$—
Non-GSE	1,697	—	1,697	—
Other securities
Corporate bonds	76,392	—	76,392	—
Equities	647	647	—	—
Total available-for-sale	857,296	647	856,649	—
Trading securities	6,340	6,340	—	—
Total	$863,636	$6,987	$856,649	$—
Measured on a non-recurring basis:
Assets:
Impaired loans:
Real estate loans:
Commercial real estate	$20,703	$—	$—	$20,703
One-to-four family residential mortgage	324	—	—	324
Multifamily	1,545	—	—	1,545
Home equity and lines of credit	334	—	—	334
Total impaired real estate loans	22,906	—	—	22,906
Commercial and industrial loans	582	—	—	582
Other real estate owned	640	—	—	640
Total	$24,128	$—	$—	$24,128

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

	Fair Value Measurements at Reporting Date Using:
	December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
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

The following table presents qualitative information for Level 3 assets measured at fair value on a non-recurring basis at June 30, 2014 (dollars in thousands):

	Fair Value		Valuation Methodology	Unobservable Inputs	Range of Inputs
	June 30, 2014	December 31, 2013			June 30, 2014	December 31, 2013
Impaired loans	$23,488	$27,558	Appraisals	Discount for costs to sell	7.00%	7.00%
				Discount for quick sale	10.0% - 25.0%	10.0% - 25.0%
			Discounted cash flows	Interest rates	4.6% to 7.5%	4.6% to 7.5%
Other real estate owned	$640	$634	Appraisals	Discount for costs to sell	7.00%	7.00%

Available for Sale Securities: The estimated fair values for mortgage-backed and corporate securities are obtained from an independent nationally recognized third-party pricing service.  The estimated fair values are derived primarily from

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

cash flow models, which include assumptions for interest rates, credit losses, and prepayment speeds.  Broker/dealer quotes are utilized as well when such quotes are available and deemed representative of the market.  The significant inputs utilized in the cash flow models are based on market data obtained from sources independent of the Company (Observable Inputs), and are therefore classified as Level 2 within the fair value hierarchy.  The estimated fair values of equity securities, classified as Level 1, are derived from quoted market prices in active markets.  Equity securities consist of publicly traded mutual funds.  There were no transfers of securities between Level 1 and Level 2 during the three months ended June 30, 2014.
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

Impaired Loans: At June 30, 2014, and December 31, 2013, the Company had originated impaired loans held-for-investment and held-for-sale with outstanding principal balances of $27.2 million and $31.7 million, respectively, that were recorded at their estimated fair value of $24.0 million and $27.6 million, respectively.  The Company recorded net impairment recoveries of $28,000 for the six months ended June 30, 2014 and net impairment recoveries of $561,000 for the six months ended June 30, 2013, and net (recoveries) charge-offs of $41,000 and $298,000 for the six months ended June 30, 2014 and 2013, respectively, utilizing Level 3 inputs.  For purposes of estimating fair value of impaired loans, management utilizes independent appraisals, if the loan is collateral dependent, adjusted downward by management, as necessary, for changes in relevant valuation factors subsequent to the appraisal date, or the present value of expected future cash flows for non-collateral dependent loans and troubled debt restructurings.

Other Real Estate Owned:  At June 30, 2014, and December 31, 2013, the Company had assets acquired through foreclosure, or deed in lieu of foreclosure, of $640,000 and $634,000, respectively.  These assets were recorded at estimated fair value, less estimated selling costs when acquired, establishing a new cost basis.  Estimated fair value is generally based on independent appraisals.  These appraisals include adjustments to comparable assets based on the appraisers’ market knowledge and experience, and are considered Level 3 inputs.  When an asset is acquired, the excess of the loan balance over fair value, less estimated selling costs, is charged to the allowance for loan losses.  If the estimated fair value of the asset declines, a write-down is recorded through non-interest expense.  The valuation of foreclosed assets is subjective in nature and may be adjusted in the future because of changes in economic conditions.

There were no subsequent valuation adjustments to other real estate owned (OREO) for the three months ended June 30, 2014.  Operating costs after acquisition are expensed.

Fair Value of Financial Instruments

The FASB ASC Topic for Financial Instruments requires disclosure of the fair value of financial assets and financial liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring or non-recurring basis.  The methodologies for estimating the fair value of financial assets and financial liabilities that are measured at fair value on a recurring or non-recurring basis are discussed above.  The following methods and assumptions were used to estimate the fair value of other financial assets and financial liabilities not already discussed above:

(a)	Cash, Cash Equivalents, and Certificates of Deposit
Cash and cash equivalents are short-term in nature with original maturities of six months or less; the carrying amount approximates fair value.  Certificates of deposit having original terms of six-months or less; the carrying value generally approximates fair value.  Certificates of deposit with an original maturity of six months or greater, the fair value is derived from discounted cash flows.

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

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

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

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

The estimated fair value of the Company’s significant financial instruments at June 30, 2014, and December 31, 2013, is presented in the following tables (in thousands):

	June 30, 2014
		Estimated Fair Value
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$35,783	$35,783	$—	$—	$35,783
Trading securities	6,340	6,340	—	—	6,340
Securities available-for-sale	857,296	647	856,649	—	857,296
Federal Home Loan Bank of New York stock, at cost	19,241	—	19,241	—	19,241
Loans held-for-sale	471	—	—	471	471
Loans held-for-investment, net	1,573,491	—	—	1,593,474	1,593,474
Financial liabilities:
Deposits	$1,480,947	$—	$1,483,286	$—	$1,483,286
Repurchase agreements and other borrowings	534,333	—	539,896	—	539,896
Advance payments by borrowers	7,842	—	7,842	—	7,842

	December 31, 2013
		Estimated Fair Value
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$61,239	$61,239	$—	$—	$61,239
Trading securities	5,998	5,998	—	—	5,998
Securities available-for-sale	937,085	510	936,575	—	937,085
Federal Home Loan Bank of New York stock, at cost	17,516	—	17,516	—	17,516
Loans held-for-sale	471	—	—	471	471
Loans held-for-investment, net	1,489,476	—	—	1,472,096	1,472,096
Financial liabilities:
Deposits	$1,492,689	$—	$1,495,810	$—	$1,495,810
Repurchase agreements and other borrowings	470,325	—	476,893	—	476,893
Advance payments by borrowers	6,441	—	6,441	—	6,441

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
Fair value estimates are based on existing on-and off-balance sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments.  In addition, the tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in the estimates.

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

The following is a summary of the Company’s earnings per share calculations and reconciliation of basic to diluted earnings per share for the periods indicated (dollars in thousands, except per share data):

	For the three months ended		For the six months ended
	June 30,		June 30,
	2014	2013	2014	2013
Net income available to common stockholders	$5,440	$4,299	$10,659	$9,091
Weighted average shares outstanding-basic	49,956,790	54,642,689	51,759,595	54,775,892
Effect of non-vested restricted stock and stock options outstanding	954,435	873,747	1,000,195	876,125
Weighted average shares outstanding-diluted	50,911,225	55,516,436	52,759,790	55,652,017
Earnings per share-basic	$0.11	$0.08	$0.21	$0.17
Earnings per share-diluted	$0.11	$0.08	$0.20	$0.16
Anti-dilutive shares	802,908	—	418,554	—

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

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers.” This ASU supersedes the revenue recognition requirements in ASC Topic 605, Revenue Recognition, and most industry-specific guidance throughout the industry topics of the codification. This update will be effective for interim and annual periods beginning after December 15, 2016. The Company is still assessing the impact of this pronouncement, but does not expect the guidance to have a material impact on the Company's consolidated financial statements.

For the three and six months ended June 30, 2014, there were no other new accounting pronouncements that would materially impact the Company or its subsidiaries.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Cautionary Statement Regarding Forward-Looking Statements
This Quarterly Report contains certain “forward-looking statements,” which can be identified by the use of such words as “estimate”, “project,” “believe,” “intend,” “anticipate,” “plan,” “seek,” “expect,” and words of similar meaning.  These forward looking statements include, but are not limited to:

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

Net income amounted to $10.7 million for the six months ended June 30, 2014, as compared to $9.1 million for the six months ended June 30, 2013.  Diluted earnings per common share were $0.20 for the six months ended June 30, 2014, compared to basic and diluted earnings per common share of $0.16 for the six months ended June 30, 2013. Earnings for the six months ended June 30, 2014, included a reduction of compensation and benefits of $937,000 ($560,000, after tax), or $0.01 per share, related to the settlement of the former Flatbush Federal Savings & Loan Association pension plan. Earnings for the six months ended June 30, 2014, also included a charge of $570,000, or $0.01 per share, related to the write-down of deferred assets as a result of tax laws enacted in the State of New York during the first quarter. For the six months ended June 30, 2014, our return on average assets was 0.80%, as compared to 0.66% for the six months ended June 30, 2013.  For the six months ended June 30, 2014, our return on average stockholders’ equity was 3.06% as compared to 2.62% for the six months ended June 30, 2013.

Comparison of Financial Condition at June 30, 2014, and December 31, 2013
Total assets decreased $12.9 million, or 0.5%, to $2.69 billion at June 30, 2014, from $2.70 billion at December 31, 2013.  The decrease was primarily attributable to decreases in securities available-for-sale of $79.8 million and cash and cash equivalents of $25.5 million, partially offset by increases in total loans held-for-investment, net of $84.0 million, bank owned life insurance of $2.0 million, and FHLB stock of $1.7 million.

Cash and cash equivalents decreased $25.5 million, or 41.6%, to $35.8 million at June 30, 2014 from $61.2 million at December 31, 2013.

The securities available-for-sale portfolio totaled $857.3 million at June 30, 2014, compared to $937.1 million at December 31, 2013.  At June 30, 2014, $778.6 million of the portfolio consisted of residential mortgage-backed securities issued or guaranteed by Fannie Mae, Freddie Mac, or Ginnie Mae.  The Company also held residential mortgage-backed securities not guaranteed by these three entities, referred to as “private label securities.”  The private label securities had an amortized cost and estimated fair value of $1.7 million at June 30, 2014.  In addition to the above mortgage-backed securities, the Company held $76.4 million in corporate bonds which were all rated investment grade at June 30, 2014, and $647,000 of equity investments in mutual funds. The effective duration of the securities portfolio at June 30, 2014 was 4.03 years.

Total loans held-for-investment, net, increased $84.0 million to $1.57 billion at June 30, 2014, as compared to $1.49 billion at December 31, 2013.

Originated loans held-for-investment, net, totaled $1.45 billion at June 30, 2014, as compared to $1.35 billion at December 31, 2013.  The increase was primarily due to an increase in multifamily real estate loans of $62.9 million, or 7.2%, to $933.8 million at June 30, 2014, from $871.0 million at December 31, 2013. In the current economic environment, management is primarily focused on originating multifamily real estate and home equity loans, with less emphasis on other loan types.  The following table details our multifamily real estate originations for the six months ended June 30, 2014 (dollars in thousands):

Originations	Weighted Average Interest Rate	Weighted Average Loan-to-Value Ratio	(F)ixed or (V)ariable	Weighted Average Months to Next Rate Change or Maturity for Fixed Rate Loans	Amortization Term
$116,746	3.65%	64%	78	V	20 to 30 Years
2,107	5.14%	43%	180	F	15 Years
$118,853	3.68%	63%

PCI loans, primarily acquired as part of a transaction with the Federal Deposit Insurance Corporation, totaled $49.5 million at June 30, 2014, as compared to $59.5 million at December 31, 2013.  The Company accreted interest income of $2.5 million for the six months ended June 30, 2014, compared to $3.0 million for the six months ended June 30, 2013.

Total liabilities increased $54.4 million, or 2.7%, to $2.04 billion at June 30, 2014, from $1.99 billion at December 31, 2013.  The increase was primarily attributable to increased borrowings of $39.0 million, securities sold under agreements to repurchase of $25.0 million, and advancements by borrowers for taxes and insurance of $1.4 million, partially offset by decreased deposits of $11.7 million.

Deposits decreased $11.7 million to $1.48 billion, at June 30, 2014 from $1.49 billion at December 31, 2013. The decrease was attributable to decreases of $22.6 million in certificates of deposit accounts and $2.5 million in transaction accounts, partially offset by increases of $13.4 million in savings and money market accounts. The decline in deposits resulted, in part, from the Company’s decision not to retain higher cost time deposits.

Borrowings and securities sold under agreements to repurchase increased by $64.0 million, or 13.6%, to $534.3 million at June 30, 2014, from $470.3 million at December 31, 2013.  Management utilizes borrowings to mitigate interest rate risk, for short-term liquidity needs, and to a lesser extent as part of leverage strategies.  The following is a table of term borrowing maturities (excluding capitalized leases and short-term borrowings) and the weighted average rate by year (dollars in thousands):

Year	Amount	Weighted Avg. Rate
2014	$113,668	1.17%
2015	127,363	2.39%
2016	108,910	2.18%
2017	80,003	1.40%
2018	87,715	1.67%
2019	13,502	1.88%
	$531,161	1.81%

Total stockholders’ equity decreased by $67.3 million to $648.8 million at June 30, 2014, from $716.1 million at December 31, 2013.  This decrease was primarily attributable to stock repurchases of $76.1 million and dividend payments of $6.6 million. These decreases were partially offset by net income of $10.7 million for the six months ended June 30, 2014, and a decrease of $2.9 million in accumulated other comprehensive loss as a result of a decrease in the interest rate environment from December 31, 2013.

Comparison of Operating Results for the Three Months Ended June 30, 2014 and 2013

Net income.    Net income was $5.4 million and $4.3 million for the quarters ended June 30, 2014 and 2013, respectively.  Significant variances from the comparable prior year period are as follows: a $235,000 decrease in net interest income, a $563,000 decrease in the provision for loan losses, a $689,000 increase in non-interest income, a $511,000 decrease in non-interest expense, and a $387,000 increase in income tax expense.

Interest income.  Interest income decreased $803,000, or 3.5%, to $22.2 million for the three months ended June 30, 2014, from $23.0 million for the three months ended June 30, 2013.  Interest income on loans increased by $759,000, primarily attributable to an increase in the average balance of $237.1 million, which was partially offset by a decrease of 61 basis points in the yield earned on loans.  The Company accreted interest income related to its PCI loans of $1.2 million for the quarter ended June 30, 2014, as compared to $1.5 million for the quarter ended June 30, 2013.  Interest income on loans for the quarter ended June 30, 2014, reflected prepayment loan income of $199,000 compared to $292,000 for the quarter ended June 30, 2013. Interest income on mortgage backed securities decreased by $1.3 million primarily due to a decrease in the average balance of $206.2 million and a decrease of seven basis points in the yield earned.

Interest expense.   Interest expense decreased $568,000, or 13.5%, to $3.6 million for the three months ended June 30, 2014, from $4.2 million for the three months ended June 30, 2013. The decrease consisted of a decrease of $346,000 in interest expense on deposits and a decrease in interest expense on borrowings of $222,000.  The decrease in interest expense on deposits was attributed to a decrease in the cost of interest bearing deposits of seven basis points to 0.40% from 0.47%, and to a decrease in the average balance of interest bearing deposit accounts of $109.4 million to $1.25 billion for the three months ended June 30, 2014, from $1.36 billion for the three months ended June 30, 2013.  The decrease in interest expense on borrowings resulted from a decrease of 67 basis points in the cost to 1.91% for the three months ended June 30, 2014, from 2.58% for the three months ended June 30, 2013, which was partially offset by an increase in average balances of borrowings of $95.1 million, or 23.6%, to $498.6 million for the three months ended June 30, 2014, from $403.5 million for the three months ended June 30, 2013.
Net Interest Income.    Net interest income for the quarter ended June 30, 2014, decreased $235,000, or 1.3%, due primarily to a decrease in average interest-earning assets of $63.3 million partially offset by a four basis point increase in our net interest margin to 2.98%.   The 2014 second quarter included loan prepayment income of $199,000, as compared to $292,000 for the quarter ended June 30, 2013.  The cost on interest-bearing liabilities decreased 13 basis points to 0.83% for the current quarter, as compared to 0.96% for the prior year period.  Additionally, yields earned on interest-earning assets decreased four basis points to 3.56% for the quarter ended June 30, 2014, as compared to 3.60% for the comparable quarter in 2013.

Provision for Loan Losses.    The provision for loan losses decreased $563,000 to $(146,000) for the quarter ended June 30, 2014, from $417,000 for the quarter ended June 30, 2013.  The decrease in the provision for loan losses resulted primarily from improved results from the Company's PCI portfolio, resulting in the reversal of previously recorded impairment and continued improvements in asset quality indicators.  Originated loans grew approximately $63.3 million for the quarter ended June 30, 2014, compared to $86.9 million for the quarter ended June 30, 2013. Net charge-offs were $158,000 for the quarter ended June 30, 2014, compared to net recoveries of $87,000 for the quarter ended June 30, 2013.

Non-interest Income. Non-interest income increased $689,000, or 40.6%, to $2.4 million for the quarter ended June 30, 2014, from $1.7 million for the quarter ended June 30, 2013.  This increase was primarily a result of a $257,000 increase in fees and service charges for customer services, an increase of $160,000 in income earned on bank owned life insurance, and no other-than-temporary impairment losses recognized on securities. Securities gains in the second quarter of 2014 included $175,000 related to the Company’s trading portfolio, while the second quarter of 2013 included securities gains of $63,000 related to the Company’s trading portfolio.  The trading portfolio is utilized to fund the Company’s deferred compensation obligation to certain employees and directors of the plan.  The participants of this plan, at their election, defer a portion of their compensation.  Gains and losses on trading securities have no effect on net income since participants benefit from, and bear the full risk of, changes in the trading securities market values.  Therefore, the Company records an equal and offsetting amount in compensation expense, reflecting the change in the Company’s obligations under the plan.

       Non-interest Expense. Non-interest expense decreased $511,000, or 3.9%, for the quarter ended June 30, 2014, compared to the quarter ended June 30, 2013.  This is due primarily to a $179,000 decrease in other expenses, a $177,000 decrease in occupancy expense, a $64,000 decrease in compensation and employee benefits which is related to the reduction of staff as a result of the Flatbush Federal Savings & Loan Association merger (the Merger), a decrease in stock compensation expense of $321,000, and the mark-to-market adjustment related to the Company's deferred compensation plan which is described above.

Income Tax Expense.  The Company recorded income tax expense of $2.9 million for the quarter ended June 30, 2014, compared to $2.5 million for the quarter ended June 30, 2013.  The effective tax rate for the quarter ended June 30, 2014, was 34.9%, as compared to 37.0% for the quarter ended June 30, 2013.

NORTHFIELD BANCORP, INC.
ANALYSIS OF NET INTEREST INCOME
(Dollars in thousands)

	For the Three Months Ended
	June 30, 2014			June 30, 2013
	Average Outstanding Balance	Interest	Average Yield/ Rate (1)	Average Outstanding Balance	Interest	Average Yield/ Rate (1)
Interest-earning assets:
Loans (5)	$1,517,788	$17,466	4.62%	$1,280,726	$16,707	5.23%
Mortgage-backed securities (6)	838,444	4,343	2.08	1,044,661	5,606	2.15
Other securities (6)	83,334	157	0.76	172,640	502	1.17
Federal Home Loan Bank of New York stock	18,177	172	3.80	12,419	118	3.81
Interest-earning deposits in financial institutions	36,862	13	0.14	47,431	21	0.18
Total interest-earning assets	2,494,605	22,151	3.56	2,557,877	22,954	3.60
Non-interest-earning assets	205,486			184,769
Total assets	$2,700,091			$2,742,646

Interest-bearing liabilities:
Savings, NOW, and money market accounts	$949,311	$508	0.21	$983,400	$667	0.27
Certificates of deposit	300,640	746	0.99	375,972	933	1.00
Total interest-bearing deposits	1,249,951	1,254	0.40	1,359,372	1,600	0.47
Borrowed funds	498,611	2,377	1.91	403,492	2,599	2.58
Total interest-bearing liabilities	1,748,562	3,631	0.83	1,762,864	4,199	0.96
Non-interest bearing deposit accounts	223,094			226,540
Accrued expenses and other liabilities	37,104			15,925
Total liabilities	2,008,760			2,005,329
Stockholders' equity	691,331			737,317
Total liabilities and stockholders' equity	$2,700,091			$2,742,646

Net interest income		$18,520			$18,755
Net interest rate spread (2)			2.73%			2.64%
Net interest-earning assets (3)	$746,043			$795,013
Net interest margin (4)			2.98%			2.94%
Average interest-earning assets to
interest-bearing liabilities			142.67%			145.10%

(1)	Average yields and rates for the three months ended June 30, 2014 and 2013, are annualized.

(2)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.

(3)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.

(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

(5)	Loans include non-accrual loans.

(6)	Securities available-for-sale are at amortized cost.

Comparison of Operating Results for the Six Months Ended June 30, 2014 and 2013

Net income.    Net income was $10.7 million and $9.1 million for the six months ended June 30, 2014, and June 30, 2013, respectively.  Significant variances from the comparable period are as follows: a $115,000 increase in net interest income, a $423,000 decrease in the provision for loan losses, a $395,000 decrease in non-interest income, a $2.8 million decrease in non-interest expense, and a $1.4 million increase in income tax expense.

Interest Income.  Interest income decreased $1.6 million, or 3.3%, to $44.9 million for the six months ended June 30, 2014, from $46.5 million for the six months ended June 30, 2013.  Interest income on loans increased by $2.1 million, primarily attributable to an increase in the average balance of $251.5 million, which was partially offset by a decrease of 61 basis points in the yield earned on loans.  The Company accreted interest income related to its PCI loans of $2.5 million for the six months ended June 30, 2014, as compared to $3.0 million for the six months ended June 30, 2013.  Interest income on loans for the six months ended June 30, 2014, reflected prepayment loan income of $734,000 compared to $782,000 for the six months ended June 30, 2013. The six months ended June 30, 2014, also included a recovery of $246,000 of interest income that was previously charged-off related to a loan payoff. Interest income on mortgage backed securities decreased by $3.1 million primarily due to a decrease in the average balance of $263.5 million and a decrease of five basis points in the yield earned.

Interest Expense.   Interest expense decreased $1.7 million, or 18.7%, to $7.3 million for the six months ended June 30, 2014, from $9.0 million for the six months ended June 30, 2013. The decrease consisted of a decrease of $1.2 million in interest expense on deposits and a decrease in interest expense on borrowings of $424,000.  The decrease in interest expense on deposits was attributed to a decrease in the cost of interest bearing deposits of 12 basis points to 0.40% from 0.52%, and to a decrease in the average balance of interest bearing deposit accounts of $185.1 million to $1.25 billion for the six months ended June 30, 2014, from $1.44 billion for the six months ended June 30, 2013.  The decrease in interest expense on borrowings resulted from a decrease of 63 basis points in the cost to 1.97% for the six months ended June 30, 2014, from 2.60% for the six months ended June 30, 2013, which was partially offset by an increase in average balances of borrowings of $85.3 million to $489.3 million for the six months ended June 30, 2014, from $404.1 million for the six months ended June 30, 2013.
Net Interest Income.    Net interest income for the six months ended June 30, 2014, increased $115,000 as our net interest margin increased by 11 basis points to 3.04%, partially offset by interest-earning assets decreasing by $88.5 million.  The June 30, 2014 period included loan prepayment income of $734,000 compared to $782,000 for the six months ended June 30, 2013.  The six months ended June 30, 2014, also included a recovery of $246,000 of interest income that was previously charged-off related to a loan payoff. The cost of interest-bearing liabilities decreased 14 basis points to 0.84% for the current six months as compared to 0.98% for the prior year period.  Yields earned on interest-earning assets increased one basis point to 3.63% for the six months ended June 30, 2014 from 3.62% at June 30, 2013.

Provision for Loan Losses.    The provision for loan losses decreased $423,000, or 61.0%, to $271,000 for the six months ended June 30, 2014, compared to $694,000 for the six months ended June 30, 2013. This primarily was a result of the Company's PCI portfolio, resulting in the reversal of previously recorded impairment, continued improvement in asset quality indicators, and to a lesser extent, loan growth of $96.0 million compared to $106.2 million, respectively.

Non-interest Income. Non-interest income decreased $395,000, or 8.0%, to $4.6 million for the six months ended June 30, 2014, from $5.0 million for the six months ended June 30, 2013.  Significant variances from the prior period were a $1.8 million decrease in gain on securities transactions, net, partially offset by an increase of $575,000 in fees and service charges and an increase of $379,000 in bank owned life insurance income.  Securities gains in 2014, included $244,000 related to the Company’s trading portfolio described above, while the comparable period of 2013 included securities gains of $306,000 related to the Company’s trading portfolio.

Non-interest Expense. Non-interest expense decreased $2.8 million, or 10.2%, for the six months ended June 30, 2014, compared to the six months ended June 30, 2013. This was due primarily to a $1.7 million decrease in compensation and employee benefits related to the benefit recorded on the settlement of a pension plan acquired in the Merger, a decrease in stock compensation expense of $642,000, and the mark-to-market adjustment related to the Company's deferred compensation plan which is described above, a $583,000 decrease in data processing costs due to conversion costs related to the Merger, and a $262,000 decrease in professional fees.

Income Tax Expense.  The Company recorded income tax expense of $6.5 million for the six months ended June 30, 2014 compared to $5.1 million for the six months ended June 30, 2013.  The effective tax rate for the six months ended June 30, 2014 was 37.9% as a result of the deferred tax asset write-down of $570,000 related to the New York State tax law change enacted on March 31, 2014, as compared to 36.0% for the six months ended June 30, 2013.  The tax reform lowered future marginal tax rates and changed apportionment factors, resulting in a reduction of the Company's net deferred tax assets.

NORTHFIELD BANCORP, INC.
ANALYSIS OF NET INTEREST INCOME
(Dollars in thousands)

	For the Six Months Ended
	June 30, 2014			June 30, 2013
	Average Outstanding Balance	Interest	Average Yield/ Rate (1)	Average Outstanding Balance	Interest	Average Yield/ Rate (1)
Interest-earning assets:
Loans (5)	$1,511,512	$35,262	4.70%	$1,260,048	$33,194	5.31%
Mortgage-backed securities (6)	846,954	8,932	2.13	1,110,464	11,998	2.18
Other securities (6)	83,067	314	0.76	141,623	943	1.34
Federal Home Loan Bank of New York stock	18,000	382	4.28	12,158	274	4.54
Interest-earning deposits in financial institutions	37,763	25	0.13	61,472	61	0.20
Total interest-earning assets	2,497,296	44,915	3.63	2,585,765	46,470	3.62
Non-interest-earning assets	204,760			189,379
Total assets	$2,702,056			$2,775,144

Interest-bearing liabilities:
Savings, NOW, and money market accounts	$947,876	$987	0.21	$1,019,296	$1,554	0.31
Certificates of deposit	303,028	1,505	1.00	416,670	2,184	1.06
Total interest-bearing deposits	1,250,904	2,492	0.40	1,435,966	3,738	0.52
Borrowed funds	489,314	4,788	1.97	404,061	5,212	2.60
Total interest-bearing liabilities	1,740,218	7,280	0.84	1,840,027	8,950	0.98
Non-interest bearing deposit accounts	223,281			215,757
Accrued expenses and other liabilities	36,965			20,211
Total liabilities	2,000,464			2,075,995
Stockholders' equity	701,592			699,149
Total liabilities and stockholders' equity	$2,702,056			$2,775,144

Net interest income		$37,635			$37,520
Net interest rate spread (2)			2.78%			2.64%
Net interest-earning assets (3)	$757,078			$745,738
Net interest margin (4)			3.04%			2.93%
Average interest-earning assets to
interest-bearing liabilities			143.50%			140.53%

(1)	Average yields and rates for the six months ended June 30, 2014 and 2013 are annualized.

(2)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.

(3)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.

(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

(5)	Loans include non-accrual loans.

(6)	Securities available-for-sale are at amortized cost.

Asset Quality

Purchased Credit Impaired Loans

At June 30, 2014, based on contractual principal, 4.2% of PCI loans were past due 30 to 89 days, and 22.7% were past due 90 days or more, as compared to 6.6% and 14.9%, respectively, at December 31, 2013.  The increase in the percentage of delinquencies resulted primarily from declining PCI principal balances of $9.9 million to $49.5 million at June 30, 2014, from December 31, 2013.

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

	June 30,	March 31,	December 31,	September 30,	June 30,
	2014	2014	2013	2013	2013
Non-accruing loans:
Held-for-investment	$4,932	$6,247	$6,649	$7,192	$10,717
Held-for-sale	471	471	471	1,493	—
Non-accruing loans subject to restructuring agreements:
Held-for-investment	10,382	10,476	10,651	10,609	11,870
Held-for-sale	—	—	—	187	—
Total non-accruing loans	15,785	17,194	17,771	19,481	22,587
Loans 90 days or more past due and still accruing:
Held-for-investment	605	584	32	18	806
Total non-performing loans	16,390	17,778	17,803	19,499	23,393
Other real estate owned	640	150	634	664	776
Total non-performing assets	17,030	17,928	18,437	20,163	24,169
Non-performing loans to total loans	1.04%	1.17%	1.19%	1.39%	1.76%
Non-performing assets to total assets	0.63%	0.67%	0.68%	0.73%	0.90%
Loans subject to restructuring agreements and still accruing	$24,292	$25,619	$26,190	$26,426	$26,670
Accruing loans 30 to 89 days delinquent	$13,307	$12,888	$13,331	$16,248	$24,642

Total Non-accruing Loans

Total non-accruing loans decreased $2.0 million to $15.8 million at June 30, 2014, from $17.8 million at December 31, 2013.   The following table details the decrease (dollars in thousands):

At or for the Six Months Ended
June 30, 2014
Balance at beginning of period	$17,771
Additions	1,263
Sales of held-for-investment loans	(1,467)
Pay-offs and principal pay-downs	(227)
Returned to accrual status	(1,415)
Charge-offs	(140)
Balance at end of period	$15,785

Loans Subject to TDR Agreements

Included in non-accruing loans are loans subject to TDR agreements totaling $10.4 million and $10.7 million at June 30, 2014, and December 31, 2013, respectively.  At June 30, 2014, $9.8 million, or 94.2% of the $10.4 million were not performing in accordance with their restructured terms, as compared to $7.5 million, or 70.4%, at December 31, 2013.  Three relationships account for the $9.8 million of loans not performing in accordance with their restructured terms at June 30, 2014, of which one relationship is made of up of several loans totaling $7.4 million collateralized by real estate, with an aggregate appraised value of $9.5 million as of November 2013.

The Company also holds loans subject to restructuring agreements that are on accrual status, totaling $24.3 million and $26.2 million at June 30, 2014, and December 31, 2013, respectively.  At June 30, 2014, loans of $1.3 million, or 5.4% of the $24.3 million were not performing in accordance with the restructured terms, as compared to $3.6 million or 13.7% of $26.2 million at December 31, 2013. These loans were less than 90 days delinquent at June 30, 2014.

The following table details the amounts and categories of the loans subject to restructuring agreements by loan type as of June 30, 2014, and December 31, 2013 (dollars in thousands).

	At June 30, 2014		At December 31, 2013
	Non-Accruing	Accruing	Non-Accruing	Accruing
Troubled Debt Restructurings:
Real estate loans:
Commercial	$9,378	$20,522	$9,496	$21,536
One-to-four family residential	596	798	607	1,176
Construction and land	—	—	108	—
Multifamily	—	2,030	—	2,074
Home equity and lines of credit	—	335	—	341
Commercial and industrial loans	408	607	441	1,063
	$10,382	$24,292	$10,652	$26,190
Performing in accordance with restructured terms	5.8%	94.6%	29.7%	86.3%

Loans 90 Days or More Past Due and Still Accruing and Other Real Estate Owned

Loans 90 days or more past due and still accruing increased $573,000 to $605,000 at June 30, 2014, from $32,000 at December 31, 2013.  The increase primarily relates to several residential loans that are considered well secured and in the process of collection.

Other real estate owned was $640,000 and $605,000 at June 30, 2014, and December 31, 2013, respectively.

Accruing Loans 30 to 89 Days Delinquent

Loans 30 to 89 days delinquent and on accrual status at June 30, 2014, and December 31, 2013 totaled $13.3 million. The following tables set forth delinquencies for accruing loans by type and by amount at June 30, 2014, and December 31, 2013 (dollars in thousands).

	June 30, 2014	December 31, 2013
Real estate loans:
Commercial	$4,176	$4,274
One-to-four family residential	5,748	5,644
Multifamily	2,773	2,483
Home equity and lines of credit	425	94
Commercial and industrial loans	185	815
Other loans	—	21
Total delinquent accruing loans	$13,307	$13,331

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
Northfield Bank's primary sources of funds are deposits, principal and interest payments on loans and securities, borrowed funds, the proceeds from maturing securities and short-term investments, and to a lesser extent the proceeds from the sales of loans and securities and wholesale borrowings.  The scheduled amortization of loans and securities, as well as proceeds from borrowed funds, are predictable sources of funds.  Other funding sources, however, such as deposit inflows and loan prepayments are greatly influenced by market interest rates, economic conditions, and competition.  Northfield Bank is a member of the FHLB, which provides an additional source of short-term and long-term funding.  Northfield Bank also has short-term borrowing capabilities with the Federal Reserve Bank.  Northfield Bank’s borrowed funds, excluding capitalized lease obligations and floating rate advances, were $531.1 million at June 30, 2014, and had a weighted average interest rate of 1.81%.  A total of $210.0 million of these borrowings will mature in less than one year.  Borrowed funds, excluding capitalized lease obligations and floating rate advances, were $470.3 million at December 31, 2013.  Northfield Bank has the ability to obtain additional funding from the FHLB and Federal Reserve Bank discount window of approximately $569.2 million utilizing unencumbered securities of $404.6 million and multifamily loans of $164.6 million at June 30, 2014.  Northfield Bank expects to have sufficient funds available to meet current commitments in the normal course of business.
Northfield Bancorp, Inc. (stand alone) is a separate legal entity from Northfield Bank and must provide for its own liquidity to pay dividends, repurchase its stock, and for other corporate purposes. Northfield Bancorp, Inc.'s primary source of liquidity is dividend payments from Northfield Bank and proceeds from its 2013 stock offering. At June 30, 2014, Northfield Bancorp, Inc. (stand alone) had liquid assets of approximately $105.6 million.
Capital Resources.  At June 30, 2014, and December 31, 2013, Northfield Bank exceeded all of the regulatory capital requirements to which it is subject.

	Actual	For Capital Adequacy Purposes	For Well Capitalized Under Prompt Corrective Action Provisions
As of June 30, 2014:
Tangible capital to tangible assets	18.74%	1.50%	NA
Tier I capital (core) (to adjusted total assets)	18.74%	4.00%	5.00%
Total capital (to risk-weighted assets)	26.16%	8.00%	10.00%
As of December 31, 2013:
Tangible capital to tangible assets	19.88%	1.50%	NA
Tier I capital (core) (to adjusted total assets)	19.88%	4.00%	5.00%
Total capital (to risk-weighted assets)	28.94%	8.00%	10.00%

In July 2013, the OCC and the other federal bank regulatory agencies issued a final rule that will revise their leverage and risk-based capital requirements and the method for calculating risk-weighted assets to make them consistent with agreements that were reached by the Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Act.  Among other things, the new rule establishes a new common equity Tier 1 minimum capital requirement (4.5% of risk-weighted assets), increases the minimum Tier 1 capital to risk-based assets requirement (from 4% to 6% of risk-weighted assets) and assigns a higher risk weight (150%) to exposures that are more than 90 days past due or are on nonaccrual status, and to certain commercial real estate facilities that finance the acquisition, development, or construction of real property.  The final rule also requires unrealized gains and losses on certain "available-for-sale" securities holdings to be included for purposes of calculating regulatory capital requirements unless a one-time opt-in or opt-out is exercised.  The rule limits a banking organization's capital distributions and certain discretionary bonus payments if the banking organization does not hold a "capital conservation buffer" consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets in addition to the amount necessary to meet its minimum risk-based capital requirements.

The final rule becomes effective for the Bank on January 1, 2015.  The capital conservation buffer requirement will be phased in beginning January 1, 2016, and ending January 1, 2019, when the full capital conservation buffer requirement will be effective.  The final rule also implements consolidated capital requirements for savings and loan holding companies, such as the Company, effective January 1, 2015. The Bank and the Company currently comply with the final rule.

Off-Balance Sheet Arrangements and Contractual Obligations
In the normal course of operations, the Company engages in a variety of financial transactions that, in accordance with U.S. generally accepted accounting principles, are not recorded in the financial statements.  These transactions primarily relate to lending commitments.
The following table shows the contractual obligations of the Company by expected payment period as of June 30, 2014:

Contractual Obligation	Total	Less than One Year	One to less than Three Years	Three to less than Five Years	Five Years and greater
	(in thousands)
Debt obligations (excluding capitalized leases)	$531,161	$210,031	$187,913	$133,217	$—
Commitments to originate loans	82,862	82,862	—	—	—
Commitments to fund unused lines of credit	53,629	53,629	—	—	—

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
A majority of our assets and liabilities are monetary in nature.  Consequently, a policy form of market risk is interest rate risk.  Our assets, consisting primarily of mortgage-related assets and loans, generally have longer maturities than our liabilities, which consist primarily of deposits and wholesale borrowings.  As a result, a principal part of our business strategy involves managing interest rate risk and limiting the exposure of our net interest income to changes in market interest rates.  Accordingly, our board of directors has established a management risk committee, comprised of our Chief Investment Officer, who chairs this Committee, our Chief Executive Officer, our President/Chief Operating Officer, our Chief Financial Officer, our Chief Lending Officer, and our Executive Vice President of Operations.  This committee is responsible for, among other things, evaluating the interest rate risk inherent in our assets and liabilities, for recommending to the risk management committee of our board of directors the level of risk that is appropriate given our business strategy, operating environment, capital, liquidity and performance objectives, and for managing this risk consistent with the guidelines approved by the board of directors.
The management risk committee aims to manage interest rate risk by structuring the balance sheet to maximize net interest income while maintaining an acceptable level of risk exposure to changes in market interest rates.  Liquidity, interest rate risk, and profitability are all considered to reach such a goal.  Various asset/liability strategies are used to manage and control the interest rate sensitivity of our assets and liabilities.  These strategies include pricing of loans and deposit products, adjusting the terms of loans and borrowings, and managing the deployment of our securities and short-term assets to manage mismatches in interest rate re-pricing.
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

Net Interest Income Analysis.  In addition to NPV calculations, we analyze our sensitivity to changes in interest rates through our net interest income model.  Net interest income is the difference between the interest income we earn on our interest-earning assets, such as loans and securities, and the interest we pay on our interest-bearing liabilities, such as deposits and borrowings.  In our model, we estimate what our net interest income would be for a twelve-month period.  Depending on current market interest rates we then calculate what the net interest income would be for the same period under the assumption that interest rates experience an instantaneous and sustained increase of 100, 200, 300, or 400 basis points, or a decrease of 100 or 200 basis points, which is based on the current interest rate environment.
The table below sets forth, as of June 30, 2014, our calculation of the estimated changes in our NPV, NPV ratio, and percent change in net interest income that would result from the designated instantaneous and sustained changes in interest rates.  Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied on as indicative of actual results (dollars in thousands).

	NPV
Change in Interest Rates (basis points)	Estimated Present Value of Assets	Estimated Present Value of Liabilities	Estimated NPV	Estimated Change In NPV	Estimated Change In NPV %	Estimated NPV/Present Value of Assets Ratio	Net Interest Income Percent Change
+400	$2,359,199	$1,881,700	$477,499	$(221,589)	(31.70)%	20.24%	(12.38)%
+300	2,435,406	1,912,089	523,316	(175,772)	(25.14)	21.49	(9.15)%
+200	2,520,129	1,943,483	576,647	(122,441)	(17.51)	22.88	(5.89)%
+100	2,610,901	1,975,927	634,974	(64,114)	(9.17)	24.32	(2.81)%
0	2,708,563	2,009,475	699,088	—	—	25.81	—
(100)	2,803,791	2,041,960	761,831	62,743	8.97	27.17	(0.60)%
(200)	2,905,553	2,058,068	847,485	148,397	21.23	29.17	(3.40)%

The table above indicates that at June 30, 2014, in the event of a 200 basis point decrease in interest rates, we would experience a 21.23% increase in estimated net portfolio value and a 3.40% decrease in net interest income. In the event of a 400 basis point increase in interest rates, we would experience a 31.70% decrease in estimated net portfolio value and a 12.38% decrease in net interest income. Our policies provide that, in the event of a 200 basis point decrease in interest rates, our projected NPV should increase by no more than 400 basis points, and in the event of a 400 basis point increase in interest rates, our projected NPV should decrease by no more than 1000 basis points.  Additionally, our policy states that our net portfolio value should be at least 8% of total assets before and after such shock at June 30, 2014.  At June 30, 2014, we were in compliance with all board approved policies with respect to interest rate risk management.

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

ITEM 4.    CONTROLS AND PROCEDURES
An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of June 30, 2014.  Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

During the three months ended June 30, 2014, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

ITEM 1.     LEGAL PROCEEDINGS

The Company and subsidiaries are subject to various legal actions arising in the normal course of business.  In the opinion of management, the resolution of these legal actions is not expected to have a material adverse effect on the Company’s financial condition or results of operations.

ITEM 1A.  RISK FACTORS

During the three months ended June 30, 2014, there have been no material changes to the risk factors as previously disclosed in our Annual Report on Form 10-K/A for the year ended December 31, 2013, as filed with the SEC.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	Unregistered Sale of Equity Securities. There were no sales of unregistered securities during the period covered by this report.

(b)	Use of Proceeds. Not applicable

(c)	Repurchases of Our Equity Securities.

The following table shows the Company’s repurchase of its common stock for the three months ended June 30, 2014:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number of Shares that May Yet Be Purchased Under Plans or Programs (1)
April 1, 2014 through April 30, 2014	1,302,100	$12.77	1,302,100	1,348,299
May 1, 2014 through May 31, 2014	1,189,386	$12.91	1,188,971	2,772,109
June 1, 2014 through June 30, 2014	409,845	$13.06	402,243	2,369,866
Total	2,901,331	$12.87	2,893,314

 (1) On March 7, 2014, Northfield Bancorp, Inc. announced that it had effectively completed its initial repurchase program, and that its Board of Directors had adopted a second repurchase program. Under this repurchase program, the Company may repurchase up to 2,751,460 shares of its common stock. On May 20, 2014, Northfield Bancorp, Inc.'s Board of Directors adopted a third repurchase program. Under the new repurchase program, the Company may repurchase up to 2,612,781 shares of its common stock. Repurchases under each plan were conducted in accordance with a Rule 10b5-1 trading plan.

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

NORTHFIELD BANCORP, INC.
(Registrant)

Date: August 11, 2014

/s/ John W. Alexander
John W. Alexander
Chairman and Chief Executive Officer

/s/ William R. Jacobs
William R. Jacobs
Chief Financial Officer
(Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit
Number	Description

10.1	Form of Employee Stock Option Award Agreement under the 2014 Equity Incentive Plan with the Exception of John W. Alexander and Steven M. Klein

10.2	Form of Employee Stock Option Award Agreement under the 2014 Equity Incentive Plan with John W. Alexander and Steven M. Klein

10.3	Form of Director Non-Statutory Stock Option Award Agreement under the 2014 Equity Incentive

10.4	Form of Employee Restricted Stock Award Agreement under the 2014 Equity Incentive Plan with the exception of John W. Alexander and Steven M. Klein

10.5	Form of Employee Restricted Stock Award Agreement under the 2014 Equity Incentive Plan with John W. Alexander and Steven M. Klein

10.6	Form of Director Restricted Stock Award Agreement under the 2014 Equity Incentive Plan
31.1	Certification of John W. Alexander, Chairman, President and Chief Executive Officer, Pursuant to Rule 13a-14(a) and Rule 15d-14(a)

31.2	Certification of William R. Jacobs, Chief Financial Officer, Pursuant to Rule 13a-14(a) and Rule 15d-14(a)

32
Certification of John W. Alexander, Chairman and Chief Executive Officer, and William R. Jacobs, Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following materials from the Company’s Report on Form 10-Q for the quarter ended June 30, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Statements of Changes in Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements