Form 10-Q/A
period 2014-06-30
Northfield Bancorp, Inc.
filed 2014-09-24
CIK 1493225

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON,  D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

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

EXPLANATORY NOTE

Northfield Bancorp, Inc. is filing this Form 10-Q/A to amend Exhibit 32 to its 10-Q for the period ended June 30, 2014, previously filed with the Securities and Exchange Commission on August 11, 2014.  Exhibit 32 is being amended to correct a typographical error that indicated the quarterly report was dated as of March 31, 2014.

This Form 10-Q/A does not reflect events occurring after the filing of Northfield Bancorp, Inc.'s Form 10-Q on August 11, 2014 or modify or update the disclosures contained therein in any way other than as required to reflect the amendment discussed above.

All other items of the Form 10-Q/A have not been amended.

NORTHFIELD BANCORP, INC.
Form 10-Q/A Quarterly Report

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

Because of these and other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements.  Except as required by law, we disclaim any intention or obligation to update or revise any forward-looking statements after the date of this Form 10-Q/A, whether as a result of new information, future events or otherwise.

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

Not applicable

ITEM 5.     OTHER INFORMATION

None

ITEM 6.      EXHIBITS

The exhibits required by Item 601 of Regulation S-K are included with this Form 10-Q/A and are listed on the “Index to Exhibits” immediately following the Signatures.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTHFIELD BANCORP, INC.
(Registrant)

Date: September 24, 2014

/s/ John W. Alexander
John W. Alexander
Chairman and Chief Executive Officer

/s/ William R. Jacobs
William R. Jacobs
Chief Financial Officer
(Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit
Number	Description

10.1	Form of Employee Stock Option Award Agreement under the 2014 Equity Incentive Plan with the Exception of John W. Alexander and Steven M. Klein

10.2	Form of Employee Stock Option Award Agreement under the 2014 Equity Incentive Plan with John W. Alexander and Steven M. Klein

10.3	Form of Director Non-Statutory Stock Option Award Agreement under the 2014 Equity Incentive

10.4	Form of Employee Restricted Stock Award Agreement under the 2014 Equity Incentive Plan with the exception of John W. Alexander and Steven M. Klein

10.5	Form of Employee Restricted Stock Award Agreement under the 2014 Equity Incentive Plan with John W. Alexander and Steven M. Klein

10.6	Form of Director Restricted Stock Award Agreement under the 2014 Equity Incentive Plan
31.1	Certification of John W. Alexander, Chairman and Chief Executive Officer, Pursuant to Rule 13a-14(a) and Rule 15d-14(a)

31.2	Certification of William R. Jacobs, Chief Financial Officer, Pursuant to Rule 13a-14(a) and Rule 15d-14(a)

32
Certification of John W. Alexander, Chairman and Chief Executive Officer, and William R. Jacobs, Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following materials from the Company’s Report on Form 10-Q/A for the quarter ended June 30, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Statements of Changes in Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements