Form 10-Q
period 2014-09-30
Northfield Bancorp, Inc.
filed 2014-11-07
CIK 1493225

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON,  D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
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
48,980,896 shares of Common Stock, par value $0.01 per share, were issued and outstanding as of November 3, 2014.

NORTHFIELD BANCORP, INC.
Form 10-Q Quarterly Report

PART I
ITEM1.        FINANCIAL STATEMENTS
NORTHFIELD BANCORP, INC.
CONSOLIDATED BALANCE SHEETS
September 30, 2014 and December 31, 2013
(Unaudited)
(In thousands, except share amounts)

	September 30, 2014	December 31, 2013
ASSETS:
Cash and due from banks	$13,812	$15,348
Interest-bearing deposits in other financial institutions	53,054	45,891
Total cash and cash equivalents	66,866	61,239
Trading securities	6,233	5,998
Securities available-for-sale, at estimated fair value
(encumbered $268,126 in 2014 and $197,896 in 2013)	803,684	937,085
Securities held-to-maturity, at amortized cost
(estimated fair value of $3,939 in 2014 and $0 in 2013)	3,876	—
Loans held-for-sale	—	471
Purchased credit-impaired (PCI) loans held-for-investment	44,474	59,468
Loans acquired	257,697	77,817
Originated loans held-for-investment, net	1,519,433	1,352,191
Loans held-for-investment, net	1,821,604	1,489,476
Allowance for loan losses	(26,277)	(26,037)
Net loans held-for-investment	1,795,327	1,463,439
Accrued interest receivable	9,081	8,137
Bank owned life insurance	128,052	125,113
Federal Home Loan Bank of New York stock, at cost	26,639	17,516
Premises and equipment, net	26,887	29,057
Goodwill	16,159	16,159
Other real estate owned	491	634
Other assets	41,498	37,916
Total assets	$2,924,793	$2,702,764

LIABILITIES AND STOCKHOLDERS’ EQUITY:
LIABILITIES:
Deposits	$1,510,527	$1,492,689
Securities sold under agreements to repurchase	249,300	181,000
Other borrowings	518,688	289,325
Advance payments by borrowers for taxes and insurance	7,753	6,441
Accrued expenses and other liabilities	20,684	17,201
Total liabilities	2,306,952	1,986,656

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value; 10,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value: 150,000,000 shares authorized, 58,226,326 shares issued at September 30, 2014, and December 31, 2013, respectively, 50,648,772
and 57,926,233 outstanding at September 30, 2014 and December 31, 2013, respectively	582	582
Additional paid-in-capital	498,359	508,609
Unallocated common stock held by employee stock ownership plan	(26,197)	(26,985)
Retained earnings	247,265	242,180
Accumulated other comprehensive loss	(4,559)	(4,650)
Treasury stock at cost; 7,577,554 and 300,093 shares at September 30, 2014 and December 31, 2013, respectively	(97,609)	(3,628)
Total stockholders’ equity	617,841	716,108
Total liabilities and stockholders’ equity	$2,924,793	$2,702,764
See accompanying notes to consolidated financial statements.

NORTHFIELD BANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Three and Nine Months Ended September 30, 2014 and 2013
(Unaudited)
(In thousands, except share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Interest income:
Loans	$18,263	$17,827	$53,525	$51,021
Mortgage-backed securities	4,097	5,097	13,029	17,095
Other securities	146	325	460	1,268
Federal Home Loan Bank of New York dividends	189	124	571	398
Deposits in other financial institutions	12	7	37	68
Total interest income	22,707	23,380	67,622	69,850
Interest expense:
Deposits	1,365	1,442	3,857	5,180
Borrowings	2,372	2,618	7,160	7,830
Total interest expense	3,737	4,060	11,017	13,010
Net interest income	18,970	19,320	56,605	56,840
Provision for loan losses	317	817	588	1,511
Net interest income after provision for loan losses	18,653	18,503	56,017	55,329
Non-interest income:
Fees and service charges for customer services	983	801	3,042	2,285
Income on bank owned life insurance	971	999	2,939	2,588
(Losses)/gains on securities transactions, net	(233)	743	210	2,941
Other-than-temporary impairment losses on securities	—	—	—	(434)
Portion recognized in other comprehensive income (before taxes)	—	—	—	—
Net impairment losses on securities recognized in earnings	—	—	—	(434)
Other	119	45	208	162
Total non-interest income	1,840	2,588	6,399	7,542
Non-interest expense:
Compensation and employee benefits	6,796	6,756	18,569	20,270
Occupancy	2,361	2,479	7,263	7,339
Furniture and equipment	404	432	1,240	1,315
Data processing	894	874	2,861	3,424
Professional fees	551	753	1,757	2,221
FDIC insurance	323	379	943	1,131
Other	1,939	1,636	5,396	5,184
Total non-interest expense	13,268	13,309	38,029	40,884
Income before income tax expense	7,225	7,782	24,387	21,987
Income tax expense	2,496	2,682	8,999	7,796
Net income	$4,729	$5,100	$15,388	$14,191
Net income per common share:
Basic	$0.10	$0.09	$0.31	$0.26
Diluted	$0.10	$0.09	$0.30	$0.26

See accompanying notes to consolidated financial statements.

NORTHFIELD BANCORP, INC. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) - (continued) Three and Nine Months Ended September 30, 2014 and 2013 (Unaudited) (In thousands, except share data)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net Income	$4,729	$5,100	$15,388	$14,191
Other comprehensive income:
Unrealized gains (losses) on securities:
Net unrealized holding (losses) gains on securities	(4,586)	(4,670)	1,513	(30,800)
Less: reclassification adjustment for net gains included in net income (included in gains (losses) on securities transactions, net)	(30)	(353)	(229)	(2,245)
Net unrealized (losses) gains	(4,616)	(5,023)	1,284	(33,045)
Post retirement benefit adjustment	—	—	(1,141)	—
Reclassification adjustment for OTTI impairment included in net income (included OTTI losses on securities)	—	—	—	434
Other comprehensive (loss) income, before tax	(4,616)	(5,023)	143	(32,611)
Income tax (benefit) expense related to net unrealized holding (losses) gains on securities	(1,837)	(1,873)	602	(12,065)
Income tax expense related to reclassification adjustment for gains included in net income	(12)	(141)	(92)	(898)
Income tax expense related to post retirement benefit adjustment	—	—	(458)	—
Income tax benefit related to reclassification adjustment for OTTI impairment included in net income	—	—	—	174
Other comprehensive (loss) income, net of tax	(2,767)	(3,009)	91	(19,822)
Comprehensive income (loss)	$1,962	$2,091	$15,479	$(5,631)

See accompanying notes to consolidated financial statements.

NORTHFIELD BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Nine Months Ended September 30, 2014 and 2013
(Unaudited)
(In thousands, except share data)

				Unallocated		Accumulated
				Common Stock		Other
	Common Stock		Additional	Held by the		Comprehensive		Total
	Shares	Par	Paid-in	Employee Stock	Retained	Income (Loss),	Treasury	Stockholders'
	Outstanding	Value	Capital	Ownership Plan	Earnings	Net of tax	Stock	Equity
Balance at December 31, 2012	41,486,819	$469	$230,253	$(13,965)	$249,892	$18,231	$(70,007)	$414,873
Net income					14,191			14,191
Other comprehensive loss, net of tax						(19,822)		(19,822)
ESOP shares allocated or committed to be released			334	782				1,116
Stock compensation expense			2,354					2,354
Additional tax benefit on equity awards			296					296
Corporate reorganization:
Merger of Northfield Bancorp, MHC	(24,641,684)	(246)	370					124
Exchange of common stock	(16,845,135)	(169)	169					—
Treasury stock retired		(54)	(69,953)				70,007	—
Proceeds of stock offering, net of costs	58,199,819	582	329,396					329,978
Purchase of common stock by ESOP			14,224	(14,224)				—
Exercise of stock options	12,590		21					21
Cash dividends declared ($0.43 per common share)					(23,571)			(23,571)
Treasury stock (average cost of $12.02 per share)	(272,911)						(3,280)	$(3,280)
Balance at September 30, 2013	57,939,498	$582	$507,464	$(27,407)	$240,512	$(1,591)	$(3,280)	$716,280

Balance at December 31, 2013	57,926,233	$582	$508,609	$(26,985)	$242,180	$(4,650)	$(3,628)	$716,108
Net income					15,388			15,388
Other comprehensive income, net of tax						91		91
ESOP shares allocated or committed to be released			456	788				1,244
Stock compensation expense			1,621					1,621
Additional tax benefit on equity awards			390					390
Issuance of restricted stock	998,200		(12,717)				12,717	—
Exercise of stock options	117,177				(621)		896	275
Cash dividends declared ($0.19 per common share)					(9,682)			(9,682)
Treasury stock (average cost of $12.82 per share)	(8,392,838)						(107,594)	(107,594)
Balance at September 30, 2014	50,648,772	$582	$498,359	$(26,197)	$247,265	$(4,559)	$(97,609)	$617,841

See accompanying notes to consolidated financial statements.

NORTHFIELD BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine months ended September 30, 2014 and 2013
(Unaudited) (In thousands)

	2014	2013
Cash flows from operating activities:
Net income	$15,388	$14,191
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	588	1,511
ESOP and stock compensation expense	2,865	3,470
Depreciation	1,853	2,690
Amortization of premiums, and deferred loan costs, net of (accretion) of discounts, and deferred loan fees	1,397	1,592
Amortization intangible assets	315	332
Income on bank owned life insurance	(2,939)	(2,588)
Net gain on sale of loans held-for-sale	(79)	(35)
Proceeds from sale of loans held-for-sale	1,693	8,513
Origination of loans held-for-sale	(1,143)	(3,638)
Gain on securities transactions, net	(210)	(2,941)
Loss on sale of other real estate owned	19	—
Net purchases of trading securities	(254)	(333)
(Increase) decrease in accrued interest receivable	(944)	421
Increase in other assets	(4,750)	(2,377)
Increase in accrued expenses and other liabilities	3,483	631
Net cash provided by operating activities	17,282	21,439
Cash flows from investing activities:
Net increase in loans receivable	(146,479)	(159,531)
Purchase of loans	(186,475)	—
Purchases of Federal Home Loan Bank of New York stock, net	(9,123)	(4,332)
Purchases of securities available-for-sale	(436)	(264,562)
Principal payments and maturities on securities available-for-sale	125,292	285,933
Principal payments and maturities on securities held-to-maturity	180	2,219
Purchases of securities held-to-maturity	(4,066)	—
Proceeds from sale of securities available-for-sale	9,149	199,302
Purchases of bank owned life insurance	—	(28,657)
Death benefits received from bank owned life insurance	—	193
Proceeds from sale of other real estate owned	418	81
Purchases and improvements of premises and equipment	(317)	(2,741)
Net cash (used in) provided by investing activities	(211,857)	27,905
Cash flows from financing activities:
Net increase (decrease) in deposits	17,838	(174,720)
Dividends paid	(9,682)	(23,571)
Net proceeds from sale of common stock	—	54,648
Merger of Northfield Bancorp, MHC	—	124
Purchase of common stock for ESOP	—	(14,224)
Exercise of stock options	275	21
Purchase of treasury stock	(107,594)	(3,280)
Additional tax benefit on equity awards	390	296
Increase in advance payments by borrowers for taxes and insurance	1,312	3,195
Repayments under capital lease obligations	(137)	(214)
Proceeds from securities sold under agreements to repurchase and other borrowings	524,800	474,970
Repayments related to securities sold under agreements to repurchase and other borrowings	(227,000)	(401,697)
Net cash provided by (used in) financing activities	200,202	(84,452)
Net increase (decrease) in cash and cash equivalents	5,627	(35,108)
Cash and cash equivalents at beginning of period	61,239	128,761
Cash and cash equivalents at end of period	$66,866	$93,653

NORTHFIELD BANCORP, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued) Nine Months Ended September 30, 2014 and 2013 (Unaudited) (In thousands)

	2014	2013
Supplemental cash flow information:
Cash paid during the period for:
Interest	$11,128	$13,082
Income taxes	15,730	13,541
Non-cash transactions:
Loans charged-off, net	348	821
Other real estate owned write-downs	305	124
Transfers of loans to other real estate owned	599	—
Deposits utilized to purchase common stock	—	289,554

See accompanying notes to consolidated financial statements.

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements
Note 1 – Basis of Presentation
The consolidated financial statements are comprised of the accounts of Northfield Bancorp, Inc. (the “Company”) and its wholly owned subsidiaries, Northfield Investments, Inc. and Northfield Bank (the "Bank"), and the Bank’s wholly-owned significant subsidiaries, NSB Services Corp. and NSB Realty Trust. All significant intercompany accounts and transactions have been eliminated in consolidation.

In the opinion of management, all adjustments (consisting solely of normal and recurring adjustments) necessary for the fair presentation of the consolidated financial condition and the consolidated results of operations for the unaudited periods presented have been included.  The results of operations and other data presented for the three and nine months ended September 30, 2014, are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2014.  Whenever necessary, certain prior year amounts are reclassified to conform to the current year presentation.
In preparing the unaudited consolidated financial statements in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”), management has made estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated statements of financial condition and results of operations for the periods indicated.  Material estimates that are particularly susceptible to change are: the allowance for loan losses, the evaluation of goodwill and other intangible assets, impairment on investment securities, fair value measurements of assets and liabilities, and income taxes.  Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the consolidated financial statements in the period they are deemed necessary. While management uses its best judgment, actual amounts or results could differ significantly from those estimates.

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

Note 2 – Securities
The following is a comparative summary of mortgage-backed securities and other securities available-for-sale at September 30, 2014, and December 31, 2013 (in thousands):

	September 30, 2014
		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
	cost	gains	losses	value
Mortgage-backed securities:
Pass-through certificates:
Government sponsored enterprises (GSE)	$311,111	$7,790	$2,530	$316,371
Real estate mortgage investment conduits (REMICs):
GSE	428,516	1,109	14,025	415,600
Non-GSE	1,128	—	37	1,091
	740,755	8,899	16,592	733,062
Other securities:
Equity investments-mutual funds	377	—	—	377
Corporate bonds	70,117	128	—	70,245
	70,494	128	—	70,622
Total securities available-for-sale	$811,249	$9,027	$16,592	$803,684

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

	December 31, 2013
		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
	cost	gains	losses	value
Mortgage-backed securities:
Pass-through certificates:
GSE	$366,884	$8,573	$5,113	$370,344
REMICs:
GSE	497,575	1,699	14,047	485,227
Non-GSE	4,474	126	48	4,552
	868,933	10,398	19,208	860,123
Other securities:
Equity investments-mutual funds	510	—	—	510
Corporate bonds	76,491	66	105	76,452
	77,001	66	105	76,962
Total securities available-for-sale	$945,934	$10,464	$19,313	$937,085

The following is a summary of the expected maturity distribution of debt securities available-for-sale, other than mortgage-backed securities, at September 30, 2014 (in thousands):

Available-for-sale	Amortized cost	Estimated fair value
Due in one year or less	$31,836	$31,895
Due after one year through five years	38,281	38,350
	$70,117	$70,245

Expected maturities on mortgage-backed securities may differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without penalties.

For the three and nine months ended September 30, 2014, the Company had gross proceeds of $1.9 million and $9.1 million, respectively, on sales of securities available-for-sale, with gross realized gains of approximately $30,000 and $229,000, respectively, and no gross realized losses for both the three and nine months ended September 30, 2014. For the three and nine months ended September 30, 2013, the Company had gross proceeds of $52.8 million and $199.3 million, respectively, on sales of securities available-for-sale, with gross realized gains of approximately $394,000 and $2,500,000, respectively, and gross realized losses of $42,000 and $219,000, respectively.  The Company recognized $262,000 and $17,000 in losses on its trading securities portfolio during the three and nine months ended September 30, 2014, respectively. The Company recognized $390,000 and $696,000 in gains on its trading securities portfolio during the three and nine months ended September 30, 2013, respectively.  The Company did not recognize any other-than-temporary impairment charges during the three and nine months ended September 30, 2014, and recognized $0 and $434,000 of other-than-temporary impairment charges during the three and nine months ended September 30, 2013, respectively.

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

Gross unrealized losses on mortgage-backed securities, equity investments, and corporate bonds available-for-sale, and the estimated fair value of the related securities, aggregated by security category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2014, and December 31, 2013, were as follows (in thousands):

	September 30, 2014
	Less than 12 months		12 months or more		Total
	Unrealized	Estimated	Unrealized	Estimated	Unrealized	Estimated
	losses	fair value	losses	fair value	losses	fair value
Mortgage-backed securities:
Pass-through certificates:
GSE	$174	$49,095	$2,356	$62,799	$2,530	$111,894
REMICs:
GSE	109	12,538	13,916	285,128	14,025	297,666
Non-GSE	—	—	37	1,091	37	1,091
Total	$283	$61,633	$16,309	$349,018	$16,592	$410,651

	December 31, 2013
	Less than 12 months		12 months or more		Total
	Unrealized	Estimated	Unrealized	Estimated	Unrealized	Estimated
	losses	fair value	losses	fair value	losses	fair value
Mortgage-backed securities:
Pass-through certificates:
GSE	$5,087	$150,473	$26	$4,482	$5,113	$154,955
REMICs:
GSE	12,923	283,419	1,124	44,606	14,047	328,025
Non-GSE	23	1,092	25	442	48	1,534
Other Securities:
Corporate Bonds	$105	$44,763	$—	$—	$105	$44,763
Total	$18,138	$479,747	$1,175	$49,530	$19,313	$529,277

The Company held 14 pass-through mortgage-backed securities issued or guaranteed by GSEs, 19 REMIC mortgage-backed securities issued or guaranteed by GSEs, and two REMIC mortgage-backed securities not issued or guaranteed by GSEs that were in a continuous unrealized loss position of greater than twelve months at September 30, 2014.  There were eight pass-through mortgage-backed securities issued or guaranteed by GSEs and four REMIC mortgage-backed securities issued or guaranteed by GSEs that were in an unrealized loss position of less than twelve months at September 30, 2014. All securities referred to above were rated investment grade at September 30, 2014.  The declines in value relate to the general interest rate environment and are considered temporary.  The securities cannot be prepaid in a manner that would result in the Company not receiving substantially all of its amortized cost.  The Company neither has an intent to sell, nor is it more likely than not that the Company will be required to sell, the securities before the recovery of their amortized cost basis or, if necessary, maturity.

The fair values of our investment securities could decline in the future if the underlying performance of the collateral for the collateralized mortgage obligations or other securities deteriorates and our credit enhancement levels do not provide sufficient protections to our contractual principal and interest, which may result in other-than-temporary impairment in the future.

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

Note 3 – Loans

Net loans held-for-investment is as follows (in thousands):

	September 30,	December 31,
	2014	2013
Real estate loans:
Multifamily	$987,613	$870,951
Commercial mortgage	362,963	340,174
One-to-four family residential mortgage	76,344	64,753
Home equity and lines of credit	53,897	46,231
Construction and land	17,824	14,152
Total real estate loans	1,498,641	1,336,261
Commercial and industrial loans	13,943	10,162
Other loans	2,674	2,310
Total commercial and industrial and other loans	16,617	12,472
Deferred loan cost, net	4,175	3,458
Originated loans held-for-investment, net	1,519,433	1,352,191
PCI Loans	44,474	59,468
Loans acquired:
Multifamily	7,652	3,930
Commercial mortgage	11,590	13,254
One-to-four family residential mortgage	238,089	60,262
Construction and land	366	371
Total loans acquired, net	257,697	77,817
Loans held-for-investment, net	1,821,604	1,489,476
Allowance for loan losses	(26,277)	(26,037)
Net loans held-for-investment	$1,795,327	$1,463,439

Loans held-for-sale amounted to $0 and $471,000 at September 30, 2014, and December 31, 2013, respectively.

PCI loans, primarily acquired as part of a Federal Deposit Insurance Corporation-assisted transaction, totaled $44.5 million at September 30, 2014, as compared to $59.5 million at December 31, 2013.   The Company accounts for PCI loans utilizing U.S. GAAP applicable to loans acquired with deteriorated credit quality.  At September 30, 2014, PCI loans consist of approximately 33% commercial real estate and 52% commercial and industrial loans, with the remaining balance in residential and home equity loans.  The following details the accretion of interest income for the periods indicated (in thousands):

	At or for the nine months ended September 30,
	2014	2013
Balance at the beginning of period	$32,464	$43,431
Accretion into interest income	(3,724)	(4,362)
Net reclassification from non-accretable difference	374	—
Balance at end of period	$29,114	$39,069

Activity in the allowance for loan losses is as follows (in thousands):

	At or for the nine months ended September 30,
	2014	2013
Beginning balance	$26,037	$26,424
Provision for loan losses	588	1,511
Charge-offs, net	(348)	(821)
Ending balance	$26,277	$27,114

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

The following tables set forth activity in our allowance for loan losses, by loan type, as of and for the nine months ended September 30, 2014, and as of and for the year ended December 31, 2013 (in thousands).  The following tables also detail the amount of originated and acquired loans held-for-investment, net of deferred loan fees and costs, that are evaluated individually, and collectively, for impairment, and the related portion of the allowance for loan losses that is allocated to each loan portfolio segment, at September 30, 2014, and December 31, 2013 (in thousands). There was a $35,000 related allowance for acquired loans at September 30, 2014, and $0 at December 31, 2013.

	September 30, 2014
	Real Estate
	Commercial	One-to-Four Family	Construction and Land	Multifamily	Home Equity and Lines of Credit	Commercial and Industrial	Other	Unallocated	Originated Loans Total	Purchased Credit-Impaired	Acquired Loans	Total
Allowance for loan losses:
Beginning balance	$12,619	$875	$205	$9,374	$860	$425	$67	$1,024	$25,449	$588	$—	$26,037
Charge-offs	(103)	(58)	—	(8)	(489)	(13)	—	—	(671)	—	—	(671)
Recoveries	—	—	246	33	—	—	44	—	323	—	—	323
Provisions	(1,176)	119	(273)	750	888	229	(34)	238	741	(188)	35	588
Ending balance	$11,340	$936	$178	$10,149	$1,259	$641	$77	$1,262	$25,842	$400	$35	$26,277
Ending balance: individually evaluated for impairment	$2,575	$6	$—	$76	$14	$107	$—	$—	$2,778	$—	$—	$2,778
Ending balance: collectively evaluated for impairment	$8,765	$930	$178	$10,073	$1,245	$534	$77	$1,262	$23,064	$400	$35	$23,499

Loans held-for-investment, net:
Ending balance	$363,492	$76,931	$17,855	$989,690	$54,809	$13,981	$2,675	$—	$1,519,433	$44,474	$257,697	$1,821,604
Ending balance: individually evaluated for impairment	$30,055	$725	$—	$2,010	$331	$997	$—	$—	$34,118	$—	$591	$34,709
Ending balance: collectively evaluated for impairment	$333,437	$76,206	$17,855	$987,680	$54,478	$12,984	$2,675	$—	$1,485,315	$44,474	$257,106	$1,786,895

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

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

The following tables detail the recorded investment of originated loans held-for-investment, net of deferred fees and costs, by loan type and credit quality indicator at September 30, 2014, and December 31, 2013 (in thousands):

	At September 30, 2014
	Real Estate
	Multifamily		Commercial		One-to-Four Family		Construction and Land	Home Equity and Lines of Credit	Commercial and Industrial	Other	Total
	< 35% LTV	=> 35% LTV	< 35% LTV	=> 35% LTV	< 60% LTV	=> 60% LTV
Internal Risk Rating
Pass	$50,583	$928,633	$46,194	$261,688	$43,421	$27,408	$17,274	$54,215	$11,745	$2,675	$1,443,836
Special Mention	289	4,638	2,485	11,018	2,026	363	581	364	302	—	22,066
Substandard	806	4,741	—	42,107	2,322	1,391	—	230	1,934	—	53,531
Originated loans held-for-investment, net	$51,678	$938,012	$48,679	$314,813	$47,769	$29,162	$17,855	$54,809	$13,981	$2,675	$1,519,433

	At December 31, 2013
	Real Estate
	Multifamily		Commercial		One-to-Four Family		Construction and Land	Home Equity and Lines of Credit	Commercial and Industrial	Other	Total
	< 35% LTV	=> 35% LTV	< 35% LTV	=> 35% LTV	< 60% LTV	=> 60% LTV
Internal Risk Rating
Pass	$40,966	$817,923	$42,995	$240,472	$28,595	$30,241	$13,458	$45,117	$7,488	$2,279	$1,269,534
Special Mention	309	7,866	1,304	12,938	2,289	703	595	469	962	—	27,435
Substandard	821	5,016	1,333	41,492	1,388	2,073	108	1,239	1,752	—	55,222
Originated loans held-for-investment, net	$42,096	$830,805	$45,632	$294,902	$32,272	$33,017	$14,161	$46,825	$10,202	$2,279	$1,352,191

Included in originated and acquired loans receivable (including held-for-sale) are loans for which the accrual of interest income has been discontinued due to deterioration in the financial condition of the borrowers.  The recorded investment of these nonaccrual loans was $14.0 million and $17.8 million at September 30, 2014, and December 31, 2013, respectively. Generally, loans are placed on non-accruing status when they become 90 days or more delinquent, and remain on non-accrual status until they are brought current, have six consecutive months of performance under the loan terms, and factors indicating reasonable doubt about the timely collection of payments no longer exist.  Therefore, loans may be current in accordance with their loan terms, or may be less than 90 days delinquent and still be on a non-accruing status.

These non-accrual amounts included loans deemed to be impaired of $10.4 million and $13.5 million at September 30, 2014, and December 31, 2013, respectively.  Loans on non-accrual status with principal balances less than $500,000, and therefore not meeting the Company’s definition of an impaired loan, amounted to $3.5 million and $3.8 million at September 30, 2014, and December 31, 2013, respectively.  There were no loans held-for-sale at September 30, 2014. Non-accrual amounts included in loans held-for-sale at December 31, 2013, were $471,000.  Loans past due 90 days or more and still accruing interest were $418,000 and $32,000 at September 30, 2014, and December 31, 2013, respectively, and consisted of loans that are considered well secured and in the process of collection.

The following tables set forth the detail, and delinquency status, of non-performing loans (non-accrual loans and loans past due 90 days or more and still accruing), net of deferred fees and costs, at September 30, 2014, and December 31, 2013, excluding loans held-for-sale (in thousands).  The following table excludes PCI loans at September 30, 2014, and December 31, 2013, which have been segregated into pools in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Subtopic 310-30.  Each loan pool is accounted for as a single asset with a single composite interest rate and an aggregate expectation of cash flows. At September 30, 2014, expected future cash flows of each PCI loan pool were consistent with those estimated in our most recent recast of the cash flows.

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

	At September 30, 2014
	Total Non-Performing Loans
	Non-Accruing Loans
	0-29 Days Past Due	30-89 Days Past Due	90 Days or More Past Due	Total	90 Days or More Past Due and Accruing	Total Non-Performing Loans
Loans held-for-investment:
Real estate loans:
Commercial
LTV => 35%
Substandard	$—	$401	$10,839	$11,240	$—	$11,240
Total commercial	—	401	10,839	11,240	—	11,240
One-to-four family residential
LTV < 60%
Substandard	—	192	676	868	380	1,248
Total	—	192	676	868	380	1,248
LTV => 60%
Substandard	—	—	1,030	1,030	—	1,030
Total	—	—	1,030	1,030	—	1,030
Total one-to-four family residential	—	192	1,706	1,898	380	2,278
Home equity and lines of credit
Substandard	99	—	—	99	38	137
Total home equity and lines of credit	99	—	—	99	38	137
Commercial and industrial loans
Substandard	—	—	408	408	—	408
Total commercial and industrial loans	—	—	408	408	—	408
Total non-performing loans held-for-investment	99	593	12,953	13,645	418	14,063
Loans acquired:
One-to-four family residential
LTV < 60%
Substandard	—	—	313	313	—	313
Total	—	—	313	313	—	313
Total non-performing loans acquired	—	—	313	313	—	313
Total non-performing loans	$99	$593	$13,266	$13,958	$418	$14,376

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

	At December 31, 2013
	Total Non-Performing Loans
	Non-Accruing Loans
	0-29 Days Past Due	30-89 Days Past Due	90 Days or More Past Due	Total	90 Days or More Past Due and Accruing	Total Non-Performing Loans
Loans held-for-investment:
Real estate loans:
Commercial
LTV => 35%
Special Mention	$—	$—	$335	$335	$—	$335
Substandard	3,606	421	7,836	11,863	—	11,863
Total commercial	3,606	421	8,171	12,198	—	12,198
One-to-four family residential
LTV < 60%
Special Mention	—	16	114	130	—	130
Substandard	—	418	186	604	—	604
Total	—	434	300	734	—	734
LTV => 60%
Substandard	—	189	993	1,182	—	1,182
Total	—	189	993	1,182	—	1,182
Total one-to-four family residential	—	623	1,293	1,916	—	1,916
Construction and land
Substandard	108	—	—	108	—	108
Total construction and land	108	—	—	108	—	108
Multifamily
LTV => 35%
Substandard	—	—	73	73	—	73
Total multifamily	—	—	73	73	—	73
Home equity and lines of credit
Substandard	—	—	1,239	1,239	—	1,239
Total home equity and lines of credit	—	—	1,239	1,239	—	1,239
Commercial and industrial loans
Substandard	—	—	441	441	—	441
Total commercial and industrial loans	—	—	441	441	—	441
Other loans
Pass	—	—	—	—	32	32
Total other loans	—	—	—	—	32	32
Total non-performing loans held-for-investment	3,714	1,044	11,217	15,975	32	16,007
Loans acquired:
One-to-four family residential
LTV => 60%
Substandard	607	—	466	1,073	—	1,073
Total one-to-four family residential	607	—	466	1,073	—	1,073
Commercial
LTV => 35%
Special Mention	—	—	252	252	—	252
Total commercial	—	—	252	252	—	252
Total non-performing loans acquired:	607	—	718	1,325	—	1,325
Total non-performing loans	$4,321	$1,044	$11,935	$17,300	$32	$17,332

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

The following tables set forth the detail and delinquency status of originated and acquired loans held-for-investment, net of deferred fees and costs, by performing and non-performing loans at September 30, 2014 and December 31, 2013 (in thousands).

	September 30, 2014
	Performing (Accruing) Loans
	0-29 Days Past Due	30-89 Days Past Due	Total	Non-Performing Loans	Total Loans Receivable, net
Loans held-for-investment:
Real estate loans:
Commercial
LTV < 35%
Pass	$46,194	$—	$46,194	$—	$46,194
Special Mention	1,207	1,278	2,485	—	2,485
Total	47,401	1,278	48,679	—	48,679
LTV => 35%
Pass	259,131	2,557	261,688	—	261,688
Special Mention	11,018	—	11,018	—	11,018
Substandard	28,962	1,905	30,867	11,240	42,107
Total	299,111	4,462	303,573	11,240	314,813
Total commercial	346,512	5,740	352,252	11,240	363,492
One-to-four family residential
LTV < 60%
Pass	43,104	317	43,421	—	43,421
Special Mention	1,647	379	2,026	—	2,026
Substandard	517	557	1,074	1,248	2,322
Total	45,268	1,253	46,521	1,248	47,769
LTV => 60%
Pass	24,982	2,426	27,408	—	27,408
Special Mention	363	—	363	—	363
Substandard	—	361	361	1,030	1,391
Total	25,345	2,787	28,132	1,030	29,162
Total one-to-four family residential	70,613	4,040	74,653	2,278	76,931
Construction and land
Pass	17,146	128	17,274	—	17,274
Special Mention	581	—	581	—	581
Total construction and land	17,727	128	17,855	—	17,855
Multifamily
LTV < 35%
Pass	50,583	—	50,583	—	50,583
Special Mention	289	—	289	—	289
Substandard	806	—	806	—	806
Total	51,678	—	51,678	—	51,678
LTV => 35%
Pass	927,640	993	928,633	—	928,633
Special Mention	3,458	1,180	4,638	—	4,638
Substandard	4,405	336	4,741	—	4,741
Total	935,503	2,509	938,012	—	938,012
Total multifamily	987,181	2,509	989,690	—	989,690

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

	September 30, 2014
	Performing (Accruing) Loans
	0-29 Days Past Due	30-89 Days Past Due	Total	Non-Performing Loans	Total Loans Receivable, net
Home equity and lines of credit
Pass	53,989	226	54,215	—	54,215
Special Mention	364	—	364	—	364
Substandard	93	—	93	137	230
Total home equity and lines of credit	54,446	226	54,672	137	54,809
Commercial and industrial loans
Pass	11,745	—	11,745	—	11,745
Special Mention	302	—	302	—	302
Substandard	806	720	1,526	408	1,934
Total commercial and industrial loans	12,853	720	13,573	408	13,981
Other loans
Pass	2,624	51	2,675	—	2,675
Total other loans	2,624	51	2,675	—	2,675
Total originated loans held-for-investment	$1,491,956	$13,414	$1,505,370	$14,063	$1,519,433

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

	September 30, 2014
	Performing (Accruing) Loans
	0-29 Days Past Due	30-89 Days Past Due	Total	Non-Performing Loans	Total Loans Receivable, net
Loans acquired:
One-to-four family residential
LTV < 60%
Pass	$229,076	$1,072	$230,148	$—	$230,148
Special Mention	608	—	608	—	608
Substandard	427	—	427	313	740
Total one-to-four family residential	230,111	1,072	231,183	313	231,496
LTV => 60%
Pass	5,920	377	6,297	—	6,297
Special Mention	—	—	—	—	—
Substandard	296	—	296	—	296
Total	6,216	377	6,593	—	6,593
Total one-to-four family residential	236,327	1,449	237,776	313	238,089
Commercial
LTV < 35%
Pass	2,524	—	2,524	—	2,524
Special Mention	188	524	712	—	712
Total	2,712	524	3,236	—	3,236
LTV => 35%
Pass	4,897	447	5,344	—	5,344
Special Mention	—	—	—	—	—
Substandard	3,010	—	3,010	—	3,010
Total	7,907	447	8,354	—	8,354
Total commercial	10,619	971	11,590	—	11,590
Construction and land
Substandard	—	366	366	—	366
Total construction and land	—	366	366	—	366
Multifamily
LTV < 35%
Pass	4,873	—	4,873	—	4,873
Special Mention	171	—	171		171
Substandard	488	—	488	—	488
Total	5,532	—	5,532	—	5,532
LTV => 35%
Pass	1,747	—	1,747	—	1,747
Special Mention	373	—	373	—	373
Total	2,120	—	2,120	—	2,120
Total multifamily	7,652	—	7,652	—	7,652
Total loans acquired	254,598	2,786	257,384	313	257,697
	$1,746,554	$16,200	$1,762,754	$14,376	$1,777,130

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

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

	December 31, 2013
	Performing (Accruing) Loans
	0-29 Days Past Due	30-89 Days Past Due	Total	Non-Performing Loans	Total Loans Receivable, net
Home equity and lines of credit
Pass	45,116	1	45,117	—	45,117
Special Mention	376	93	469	—	469
Substandard	—	—	—	1,239	1,239
Total home equity and lines of credit	45,492	94	45,586	1,239	46,825
Commercial and industrial loans
Pass	7,415	73	7,488	—	7,488
Special Mention	962	—	962	—	962
Substandard	570	741	1,311	441	1,752
Total commercial and industrial loans	8,947	814	9,761	441	10,202
Other loans
Pass	2,226	21	2,247	32	2,279
Total other loans	2,226	21	2,247	32	2,279
Total originated loans held-for-investment	$1,325,146	$11,038	$1,336,184	$16,007	$1,352,191
Loans Acquired
Real estate loans:
One-to-four family residential
LTV < 60%
Pass	43,112	1,195	44,307	—	44,307
Special Mention	306	104	410	—	410
Substandard	136	4	140	—	140
Total	43,554	1,303	44,857	—	44,857
LTV => 60%
Pass	13,838	—	13,838	—	13,838
Special Mention	232	—	232	—	232
Substandard	262	—	262	1,073	1,335
Total	14,332	—	14,332	1,073	15,405
Total one-to-four family residential	57,886	1,303	59,189	1,073	60,262
Commercial
LTV < 35%
Pass	2,143	—	2,143	—	2,143
Special Mention	189	—	189	—	189
Substandard	937	529	1,466	—	1,466
Total	3,269	529	3,798	—	3,798
LTV => 35%
Pass	8,742	461	9,203	—	9,203
Special Mention	—	—	—	—	—
Substandard	—	—	—	252	252
Total	8,742	461	9,203	252	9,455
Total commercial	12,011	990	13,001	252	13,253
Construction and land
Substandard	372	—	372	—	372
Total construction and land	372	—	372	—	372

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

	December 31, 2013
	Performing (Accruing) Loans
	0-29 Days Past Due	30-89 Days Past Due	Total	Non-Performing Loans	Total Loans Receivable, net
Multifamily
LTV < 35%
Pass	588	—	588	—	588
Special Mention	—	—	—	—	—
Substandard	490	—	490	—	490
Total	1,078	—	1,078	—	1,078
LTV => 35%
Pass	2,262	—	2,262	—	2,262
Special Mention	590	—	590	—	590
Substandard	—	—	—	—	—
Total	2,852	—	2,852	—	2,852
Total multifamily	3,930	—	3,930	—	3,930
Total loans acquired	74,199	2,293	76,492	1,325	77,817
	$1,399,345	$13,331	$1,412,676	$17,332	$1,430,008

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

The following tables summarize originated impaired loans as of September 30, 2014, and December 31, 2013 (in thousands):

	At September 30, 2014
	Recorded Investment	Unpaid Principal Balance	Related Allowance
With No Allowance Recorded:
Real estate loans:
Commercial
LTV < 35%
Substandard	$—	$353	$—
LTV => 35%
Pass	3,335	3,472	—
Substandard	10,757	11,863	—
One-to-four family residential
LTV < 60%
Special Mention	139	139	—
Substandard	264	264	—
Multifamily
LTV => 35%
Pass	89	560	—
Substandard	481	481	—
Home equity and lines of credit
Special Mention	50	50	—
Commercial and industrial loans
Substandard	557	566	—
With a Related Allowance Recorded:
Real estate loans:
Commercial
LTV => 35%
Substandard	15,963	17,281	(2,575)
One-to-four family residential
LTV < 60%
Special Mention	322	322	(6)
Multifamily
LTV => 35%
Substandard	1,440	1,440	(76)
Home equity and lines of credit
Special Mention	281	281	(14)
Commercial and industrial loans
Special Mention	33	33	—
Substandard	407	530	(107)
Total:
Real estate loans
Commercial	30,055	32,969	(2,575)
One-to-four family residential	725	725	(6)
Multifamily	2,010	2,481	(76)
Home equity and lines of credit	331	331	(14)
Commercial and industrial loans	997	1,129	(107)
	$34,118	$37,635	$(2,778)

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

	At December 31, 2013
	Recorded Investment	Unpaid Principal Balance	Related Allowance
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

Included in the above table at September 30, 2014, are loans with carrying balances of $11.0 million that were not written down by either charge-offs or specific reserves in our allowance for loan losses.  Included in the above table at December 31, 2013, are loans with carrying balances of $21.8 million that were not written down by either charge-offs or specific reserves in our allowance for loan losses.  Loans not written down by charge-offs or specific reserves at September 30, 2014, and December 31, 2013, are considered to have sufficient collateral values, less costs to sell, to support the carrying balances of the loans.

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

The average recorded balance of originated impaired loans for the nine months ended September 30, 2014 and 2013, was $35.5 million and $47.0 million, respectively.  The Company recorded $417,000 and $1.3 million of interest income on impaired loans for the three and nine months ended September 30, 2014, respectively, as compared to $424,000 and $1.5 million of interest income on impaired loans for the three and nine months ended September 30, 2013, respectively.

There were no loans modified as troubled debt restructurings during the nine months ended September 30, 2014. The following tables summarize loans that were modified as troubled debt restructurings during the nine months ended September 30, 2013.

	September 30, 2013
		Pre-Modification	Post-Modification
	Number of	Outstanding Recorded	Outstanding Recorded
	Relationships	Investment	Investment
	(in thousands)
Troubled Debt Restructurings
One-to-four Family
Special Mention	2	$404	$404
Total Troubled Debt Restructurings	2	$404	$404

All of the relationships in the table above were restructured to receive reduced interest rates.

At September 30, 2014, and December 31, 2013, we had troubled debt restructurings of $34.3 million and $36.8 million, respectively.

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

At September 30, 2014, no TDR loan that was restructured during the twelve months ended September 30, 2014 had subsequently defaulted.

Note 4 – Deposits

Deposits account balances are summarized  as follows (in thousands):

	September 30,	December 31,
	2014	2013
Non-interest-bearing demand	$247,665	$235,355
Interest-bearing negotiable orders of withdrawal (NOW)	128,541	129,955
Savings and money market	819,954	819,477
Certificates of deposit	314,367	307,902
Total deposits	$1,510,527	$1,492,689

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

Interest expense on deposit accounts is summarized for the periods indicated (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Negotiable orders of withdrawal, savings, and money market	$562	$862	$1,549	$3,047
Certificates of deposit	803	580	2,308	2,133
Total interest expense on deposit accounts	$1,365	$1,442	$3,857	$5,180

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

The following table is a summary of the Company’s stock options outstanding as of September 30, 2014, and changes therein during the nine months then ended:

	Number of Stock Options	Weighted Average Grant Date Fair Value	Weighted Average Exercise Price	Weighted Average Contractual Life (years)
Outstanding - December 31, 2013	2,800,305	$2.30	$7.13	5.16
Granted	2,496,600	3.91	13.13	9.70
Forfeited	—	—	—	—
Exercised	(117,177)	2.30	7.11	—
Outstanding - September 30, 2014	5,179,728	3.11	10.03	7.67
Exercisable - September 30, 2014	2,665,566	$2.30	$7.13	4.38

Expected future stock option expense related to the non-vested options outstanding as of September 30, 2014, is $9.2 million over an average period of 4.69 years.
The following is a summary of the status of the Company’s restricted share awards as of September 30, 2014, and changes therein during the nine months then ended.

	Number of Shares Awarded	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2013	240,083	$7.29
Granted	998,200	13.13
Vested	(228,209)	7.16
Non-vested at September 30, 2014	1,010,074	$13.11

Expected future stock award expense related to the non-vested restricted share awards as of September 30, 2014, is $12.5 million over an average period of 4.75 years.

During the nine months ended September 30, 2014, the Company recorded $1.7 million of stock-based compensation.

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

Note 6 – Fair Value Measurements
The following tables present the assets reported on the consolidated balance sheet at their estimated fair value as of September 30, 2014, and December 31, 2013, by level within the fair value hierarchy as required by the Fair Value Measurements and Disclosures Topic of the FASB ASC.  Financial assets and liabilities are classified in their entirety based on the level of input that is significant to the fair value measurement.  The fair value hierarchy is as follows:

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

•	Level 3 Inputs – Significant unobservable inputs that reflect the Company’s own assumptions that market participants would use in pricing the assets or liabilities.

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

	Fair Value Measurements at Reporting Date Using:
	September 30, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Measured on a recurring basis:
Assets:
Investment securities:
Available-for-sale:
Mortgage-backed securities
GSE	$731,971	$—	$731,971	$—
Non-GSE	1,091	—	1,091	—
Other securities
Corporate bonds	70,245	—	70,245	—
Equities	377	377	—	—
Total available-for-sale	803,684	377	803,307	—
Trading securities	6,233	6,233	—	—
Total	$809,917	$6,610	$803,307	$—
Measured on a non-recurring basis:
Assets:
Impaired loans:
Real estate loans:
Commercial real estate	$20,411	$—	$—	$20,411
One-to-four family residential mortgage	322	—	—	322
Multifamily	1,529	—	—	1,529
Home equity and lines of credit	281	—	—	281
Total impaired real estate loans	22,543	—	—	22,543
Commercial and industrial loans	614	—	—	614
Other real estate owned	491	—	—	491
Total	$23,648	$—	$—	$23,648

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

	Fair Value Measurements at Reporting Date Using:
	December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
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

The following table presents qualitative information for Level 3 assets measured at fair value on a non-recurring basis at September 30, 2014 (dollars in thousands):

	Fair Value		Valuation Methodology	Unobservable Inputs	Range of Inputs
	September 30, 2014	December 31, 2013			September 30, 2014	December 31, 2013
Impaired loans	$23,157	$27,558	Appraisals	Discount for costs to sell	7.0%	7.0%
				Discount for quick sale	10.0% - 40.0%	10.0% - 25.0%
			Discounted cash flows	Interest rates	4.6% to 7.5%	4.6% to 7.5%
Other real estate owned	$491	$634	Appraisals	Discount for costs to sell	7.0%	7.0%

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

Available for Sale Securities: The estimated fair values for mortgage-backed and corporate securities are obtained from an independent nationally recognized third-party pricing service.  The estimated fair values are derived primarily from cash flow models, which include assumptions for interest rates, credit losses, and prepayment speeds.  Broker/dealer quotes are utilized as well when such quotes are available and deemed representative of the market.  The significant inputs utilized in the cash flow models are based on market data obtained from sources independent of the Company (Observable Inputs), and are therefore classified as Level 2 within the fair value hierarchy.  The estimated fair values of equity securities, classified as Level 1, are derived from quoted market prices in active markets.  Equity securities consist of publicly traded mutual funds.  There were no transfers of securities between Level 1 and Level 2 during the three months ended September 30, 2014.
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

Impaired Loans: At September 30, 2014, and December 31, 2013, the Company had originated impaired loans held-for-investment and held-for-sale with outstanding principal balances of $26.5 million and $31.7 million, respectively, that were recorded at their estimated fair value of $23.2 million and $27.6 million, respectively.  The Company recorded net impairment charges of $146,000 for the nine months ended September 30, 2014, and net impairment recoveries of $824,000 for the nine months ended September 30, 2013, and net charge-offs of $348,000 and $821,000 for the nine months ended September 30, 2014 and 2013, respectively, utilizing Level 3 inputs.  For purposes of estimating fair value of impaired loans, management utilizes independent appraisals, if the loan is collateral dependent, adjusted downward by management, as necessary, for changes in relevant valuation factors subsequent to the appraisal date, or the present value of expected future cash flows for non-collateral dependent loans and troubled debt restructurings.

Other Real Estate Owned (OREO):  At September 30, 2014, and December 31, 2013, the Company had assets acquired through foreclosure, or deed in lieu of foreclosure, of $491,000 and $634,000, respectively.  These assets are recorded at estimated fair value, less estimated selling costs when acquired, establishing a new cost basis.  Estimated fair value is generally based on independent appraisals.  These appraisals include adjustments to comparable assets based on the appraisers’ market knowledge and experience, and are considered Level 3 inputs.  When an asset is acquired, the excess of the loan balance over fair value, less estimated selling costs, is charged to the allowance for loan losses.  If the estimated fair value of the asset declines, a write-down is recorded through non-interest expense.  The valuation of foreclosed assets is subjective in nature and may be adjusted in the future because of changes in economic conditions.

There was a $257,000 subsequent valuation adjustment to one OREO property for the three months ended September 30, 2014.  Operating costs after acquisition are expensed.

Fair Value of Financial Instruments

The FASB ASC Topic for Financial Instruments requires disclosure of the fair value of financial assets and financial liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring or non-recurring basis.  The methodologies for estimating the fair value of financial assets and financial liabilities that are measured at fair value on a recurring or non-recurring basis are discussed above.  The following methods and assumptions were used to estimate the fair value of other financial assets and financial liabilities not already discussed above:

(a)	Cash, Cash Equivalents, and Certificates of Deposit
Cash and cash equivalents are short-term in nature with original maturities of six months or less; the carrying amount approximates fair value.  Certificates of deposit having original terms of six-months or less; the carrying value generally approximates fair value.  Certificates of deposit with an original maturity of six months or greater; the fair value is derived from discounted cash flows.

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

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

The estimated fair value of the Company’s significant financial instruments at September 30, 2014, and December 31, 2013, is presented in the following tables (in thousands):

	September 30, 2014
		Estimated Fair Value
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$66,866	$66,866	$—	$—	$66,866
Trading securities	6,233	6,233	—	—	6,233
Securities available-for-sale	803,684	377	803,307	—	803,684
Securities held-to-maturity	3,876	—	3,939	—	3,939
Federal Home Loan Bank of New York stock, at cost	26,639	—	26,639	—	26,639
Net loans held-for-investment	1,795,327	—	—	1,849,459	1,849,459
Financial liabilities:
Deposits	$1,510,527	$—	$1,512,265	$—	$1,512,265
Repurchase agreements and other borrowings	767,988	—	771,047	—	771,047
Advance payments by borrowers	7,753	—	7,753	—	7,753

	December 31, 2013
		Estimated Fair Value
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$61,239	$61,239	$—	$—	$61,239
Trading securities	5,998	5,998	—	—	5,998
Securities available-for-sale	937,085	510	936,575	—	937,085
Federal Home Loan Bank of New York stock, at cost	17,516	—	17,516	—	17,516
Loans held-for-sale	471	—	—	471	471
Net loans held-for-investment	1,463,439	—	—	1,446,059	1,446,059
Financial liabilities:
Deposits	$1,492,689	$—	$1,495,810	$—	$1,495,810
Repurchase agreements and other borrowings	470,325	—	476,893	—	476,893
Advance payments by borrowers	6,441	—	6,441	—	6,441

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

The following is a summary of the Company’s earnings per share calculations and reconciliation of basic to diluted earnings per share for the periods indicated (dollars in thousands, except per share data):

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2014	2013	2014	2013
Net income available to common stockholders	$4,729	$5,100	$15,388	$14,191

Weighted average shares outstanding-basic	47,598,732	54,567,526	50,357,982	54,705,569
Effect of non-vested restricted stock and stock options outstanding	986,245	931,654	995,545	894,635
Weighted average shares outstanding-diluted	48,584,977	55,499,180	51,353,527	55,600,204
Earnings per share-basic	$0.10	$0.09	$0.31	$0.26
Earnings per share-diluted	$0.10	$0.09	$0.30	$0.26
Anti-dilutive shares	2,530,800	—	1,122,636	—

Note 8 – Recent Accounting Pronouncements

 In January 2014, the FASB issued ASU No. 2014-04, “Receivables - Troubled Debt Restructurings by Creditors (subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure.” This ASU clarifies that if an in-substance repossession occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure, or the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal arrangement. This ASU will require interim and annual disclosure of both the amount of foreclosed residential real estate property held by the creditor and the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. ASU No. 2014-04 is effective for annual and interim periods beginning after December 15, 2014. The Company’s adoption of this pronouncement is not expected to have a material impact on the Company’s consolidated financial statements.
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
For the three and nine months ended September 30, 2014, there were no other new accounting pronouncements that would materially impact the Company's consolidated financial statements.

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

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

•	general economic conditions, either nationally or in our market areas, that are worse than expected;

•	competition among depository and other financial institutions;

•	inflation and changes in the interest rate environment that reduce our margins and yields or reduce the fair value of financial instruments;

•	adverse changes in the securities or credit markets;

•	changes in laws or government regulations or policies affecting financial institutions, including changes in regulatory fees and capital requirements;

•	our ability to manage operations in the current economic conditions;

•	our ability to enter new markets successfully and capitalize on growth opportunities;

•	our ability to successfully integrate acquired entities;

•	changes in consumer spending, borrowing and savings habits;

•
changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board, the Securities and Exchange Commission, or the Public Company Accounting Oversight Board;

•	changes in our organization, compensation, and benefit plans;

•	changes in the level of government support for housing finance;

•	significant increases in our loan losses; and

•	changes in the financial condition, results of operations, or future prospects of issuers of securities that we own.

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

Net income amounted to $15.4 million for the nine months ended September 30, 2014, as compared to $14.2 million for the nine months ended September 30, 2013.  Basic and diluted earnings per common share were $0.31 and $0.30, respectively, for the nine months ended September 30, 2014, compared to basic and diluted earnings per common share of $0.26 for the nine months ended September 30, 2013. Earnings for the nine months ended September 30, 2014, included a reduction of compensation and benefits of $937,000 ($560,000, after tax), or $0.01 per share, related to the settlement of the former Flatbush Federal Savings & Loan Association pension plan. Earnings for the nine months ended September 30, 2014, also included a charge of $570,000, or $0.01 per share, related to the write-down of deferred assets as a result of tax laws enacted in the State of New York during the first quarter. For the nine months ended September 30, 2014, our return on average assets was 0.76%, as compared to 0.69% for the nine months ended September 30, 2013.  For the nine months ended September 30, 2014, our return on average stockholders’ equity was 3.03% as compared to 2.69% for the nine months ended September 30, 2013.

Comparison of Financial Condition at September 30, 2014, and December 31, 2013
Total assets increased $222.0 million, or 8.2%, to $2.92 billion at September 30, 2014, from $2.70 billion at December 31, 2013. The increase was primarily attributable to increases in cash and cash equivalents of $5.6 million, securities held-to-maturity of $3.9 million, net loans held-for-investment of $332.1 million, bank owned life insurance of $2.9 million and FHLB stock of $9.1 million, partially offset by a decrease in securities available-for-sale of $133.4 million.

Cash and cash equivalents increased $5.6 million, or 9.2%, to $66.9 million at September 30, 2014, from $61.2 million at December 31, 2013.

The securities available-for-sale portfolio totaled $803.7 million at September 30, 2014, compared to $937.1 million at December 31, 2013.  At September 30, 2014, $732.0 million of the portfolio consisted of residential mortgage-backed securities issued or guaranteed by Fannie Mae, Freddie Mac, or Ginnie Mae.  The Company also held residential mortgage-backed securities not guaranteed by these three entities, referred to as “private label securities.”  The private label securities had an amortized cost and estimated fair value of $1.1 million at September 30, 2014.  In addition to mortgage-backed securities, the Company held $70.2 million in corporate bonds which were all rated investment grade at September 30, 2014, and $377,000 of equity investments in mutual funds. The effective duration of the securities portfolio at September 30, 2014 was 4.12 years.

 Total loans held-for-investment, net, increased $332.1 million to $1.82 billion at September 30, 2014, as compared to $1.49 billion at December 31, 2013.

Originated loans held-for-investment, net, totaled $1.52 billion at September 30, 2014, as compared to $1.35 billion at December 31, 2013.  The increase was primarily due to an increase in multifamily real estate loans of $116.7 million, or 13.4%, to $987.6 million at September 30, 2014, from $871.0 million at December 31, 2013. The following table details our multifamily real estate originations for the nine months ended September 30, 2014 (dollars in thousands):

Originations	Weighted Average Interest Rate	Weighted Average Loan-to-Value Ratio	(F)ixed or (V)ariable	Weighted Average Months to Next Rate Change or Maturity for Fixed Rate Loans	Amortization Term
$190,495	3.56%	61%	V	80	20 to 30 Years
2,240	4.81%	41%	F	159	2 to 15 Years
$192,735	3.57%	61%

Acquired loans increased by $179.9 million to $257.7 million at September 30, 2014, from $77.8 million at December 31, 2013, primarily due to the purchase of $186.5 million of one-to-four family residential real estate loans during the quarter ended September 30, 2014, partially offset by paydowns during the period. The following table provides the details of the loans purchased during the quarter ended September 30, 2014 (dollars in thousands):

Purchases	Weighted Average Interest Rate	Weighted Average Loan-to-Value Ratio	Weighted Average Months to Next Rate Change	Amortization Term	Amortization Type
$71,782	2.47%	67%	53	30 Years	Fully amortizing
114,692	2.57%	61%	51	20 Years *	Delayed amortizing
$186,474	2.53%	63%
* After an interest-only period for the first 10 years

The weighted average coupon of 2.53% is net of the servicing fee. Of the total loans purchased, $114.7 million, or 62%, is interest-only for the first 10 years and will re-price in less than five years at one month LIBOR plus a weighted average margin of 1.65%. The remainder of the purchase is scheduled to make principal and interest payments and will re-price in less than five years at one month LIBOR plus a weighted average margin of 1.83%. Additionally, the geographic locations of the loans are as follows: 46.0% in New York, 30.5% in Massachusetts, and 23.5% in other states.

PCI loans, primarily acquired as part of a transaction with the Federal Deposit Insurance Corporation, totaled $44.5 million at September 30, 2014, as compared to $59.5 million at December 31, 2013.  The Company accreted interest income of $3.7 million for the nine months ended September 30, 2014, compared to $4.4 million for the nine months ended September 30, 2013.

Total liabilities increased $320.3 million, or 16.1%, to $2.31 billion at September 30, 2014, from $1.99 billion at December 31, 2013.  The increase was primarily attributable to increased deposits of $17.8 million, borrowings of $229.4 million and securities sold under agreements to repurchase of $68.3 million.

Deposits increased $17.8 million to $1.51 billion at September 30, 2014, from $1.49 billion at December 31, 2013. The increase was attributable to increases of $11.2 million in money market accounts, $10.9 million in transaction accounts and $6.5 million in certificates of deposit accounts, partially offset by a decrease in savings accounts of $10.8 million.

Borrowings and securities sold under agreements to repurchase increased by $297.7 million, or 63.3%, to $768.0 million at September 30, 2014, from $470.3 million at December 31, 2013.  Management utilizes borrowings to mitigate interest rate risk, for short-term liquidity needs, and, to a lesser extent, as part of leverage strategies.  The following table sets forth term borrowing maturities (excluding capitalized leases and short-term borrowings) and the weighted average rate by year (dollars in thousands) at September 30, 2014:

Year	Amount	Weighted Avg. Rate
2014	$243,768	0.34%
2015	180,563	1.78%
2016	108,910	2.18%
2017	110,003	1.35%
2018	87,715	1.67%
2019	33,502	1.88%
	$764,461	1.31%

Total stockholders’ equity decreased by $98.3 million to $617.8 million at September 30, 2014, from $716.1 million at December 31, 2013.  This decrease was primarily attributable to net stock repurchases of $106.5 million and dividend payments of $9.7 million. These decreases were partially offset by net income of $15.4 million for the nine months ended September 30, 2014.

Comparison of Operating Results for the Three Months Ended September 30, 2014 and 2013

Net income.    Net income was $4.7 million and $5.1 million for the quarters ended September 30, 2014 and 2013, respectively.  Significant variances from the comparable prior year period are as follows: a $350,000 decrease in net interest income, a $500,000 decrease in the provision for loan losses, a $748,000 decrease in non-interest income, a $41,000 decrease in non-interest expense, and a $186,000 decrease in income tax expense.

Interest income.  Interest income decreased $673,000, or 2.9%, to $22.7 million for the three months ended September 30, 2014, from $23.4 million for the three months ended September 30, 2013.  Interest income on loans increased by $436,000, primarily attributable to an increase in the average balance of $239.0 million, which was partially offset by a decrease of 66 basis points in the average yield earned on loans.  The Company accreted interest income related to its PCI loans of $1.2 million for the quarter ended September 30, 2014, as compared to $1.4 million for the quarter ended September 30, 2013.  Interest income on loans for the quarter ended September 30, 2014, reflected prepayment loan income of $295,000 compared to $1.1 million for the quarter ended September 30, 2013. Interest income on mortgage backed securities decreased by $1.0 million primarily due to a decrease in the average balance of $181.7 million as well as a slight decrease of one basis point in the average yield earned.

Interest expense.   Interest expense decreased $323,000, or 8.0%, to $3.7 million for the three months ended September 30, 2014, from $4.1 million for the three months ended September 30, 2013. The decrease consisted of a decrease of $77,000 in interest expense on deposits and a decrease in interest expense on borrowings of $246,000.  The decrease in interest expense on deposits was attributed to a decrease in the average balance of interest bearing deposit accounts of $42.3 million to $1.25 billion for the three months ended September 30, 2014, from $1.29 billion for the three months ended September 30, 2013, and a decrease in the average cost of interest bearing deposits of one basis point to 0.43% from 0.44%. The decrease in interest expense on borrowings resulted from a decrease of 81 basis points in the average cost to 1.63% for the three months ended September 30, 2014, from 2.44% for the three months ended September 30, 2013, which was partially offset by an increase in average balances of borrowings of $150.5 million, or 35.4%, to $575.9 million for the three months ended September 30, 2014, from $425.4 million for the three months ended September 30, 2013.
Net Interest Income.    Net interest income for the quarter ended September 30, 2014, decreased $350,000, or 1.8%, due primarily to an eight basis point decrease in the net interest margin, to 3.00%.   The 2014 third quarter included loan prepayment income of $295,000, as compared to $1.1 million for the quarter ended September 30, 2013.  The average cost on interest-bearing liabilities decreased 13 basis points to 0.81% for the current quarter, as compared to 0.94% for the prior year period.  Additionally, average yields earned on interest-earning assets decreased 13 basis points to 3.59% for the quarter ended September 30, 2014, as compared to 3.72% for the comparable quarter in 2013.

Provision for Loan Losses.    The provision for loan losses decreased $500,000 to $317,000 for the quarter ended September 30, 2014, from $817,000 for the quarter ended September 30, 2013.  The decrease in the provision for loan losses resulted primarily from continued improvements in asset quality indicators. Originated loans grew approximately $71.2 million for the quarter ended September 30, 2014, compared to $80.9 million for the quarter ended September 30, 2013. Net charge-offs were $307,000 for the quarter ended September 30, 2014, compared to net charge-offs of $523,000 for the quarter ended September 30, 2013.

Non-interest Income. Non-interest income decreased $748,000, or 28.9%, to $1.8 million for the quarter ended September 30, 2014, from $2.6 million for the quarter ended September 30, 2013.  This decrease was primarily a result of a $976,000 decrease in gains on securities, net, and a decrease of $28,000 in income earned on bank owned life insurance, partially offset by a $182,000 increase in fees and service charges for customer services. Securities losses, net, in the third quarter of 2014 included losses of $262,000 related to the Company’s trading portfolio, while the third quarter of 2013 included gains of $390,000 related to the Company’s trading portfolio.  The trading portfolio is utilized to fund the Company’s deferred compensation obligation to certain employees and directors of the Company's deferred compensation plan (the Plan).  The participants of this Plan, at their election, defer a portion of their compensation.  Gains and losses on trading securities have no effect on net income since participants benefit from, and bear the full risk of, changes in the trading securities market values.  Therefore, the Company records an equal and offsetting amount in compensation expense, reflecting the change in the Company’s obligations under the Plan.

       Non-interest Expense. Non-interest expense remained level for for the quarter ended September 30, 2014, compared to the quarter ended September 30, 2013.  Significant variances from the prior year comparable quarter are as follows: a $118,000 decrease in occupancy expenses, a $202,000 decrease in professional fees, and a $303,000 increase in other expense.

Income Tax Expense.  The Company recorded income tax expense of $2.5 million for the quarter ended September 30, 2014, compared to $2.7 million for the quarter ended September 30, 2013.  The effective tax rate for both of the quarters ended September 30, 2014 and September 30, 2013 was 34.5%.

NORTHFIELD BANCORP, INC.
ANALYSIS OF NET INTEREST INCOME
(Dollars in thousands)

	For the Three Months Ended
	September 30, 2014			September 30, 2013
	Average Outstanding Balance	Interest	Average Yield/ Rate (1)	Average Outstanding Balance	Interest	Average Yield/ Rate (1)
Interest-earning assets:
Loans (5)	$1,606,774	$18,263	4.51%	$1,367,814	$17,827	5.17%
Mortgage-backed securities (6)	768,007	4,097	2.12	949,677	5,097	2.13
Other securities (6)	77,297	146	0.75	133,612	325	0.97
Federal Home Loan Bank of New York stock	19,690	189	3.81	13,682	124	3.60
Interest-earning deposits in financial institutions	41,026	12	0.12	26,439	7	0.11
Total interest-earning assets	2,512,794	22,707	3.59	2,491,224	23,380	3.72
Non-interest-earning assets	207,780			188,356
Total assets	$2,720,574			$2,679,580

Interest-bearing liabilities:
Savings, NOW, and money market accounts	$949,355	$560	0.23	$955,544	$509	0.21
Certificates of deposit	297,992	805	1.07	334,062	933	1.11
Total interest-bearing deposits	1,247,347	1,365	0.43	1,289,606	1,442	0.44
Borrowed funds	575,916	2,372	1.63	425,442	2,618	2.44
Total interest-bearing liabilities	1,823,263	3,737	0.81	1,715,048	4,060	0.94
Non-interest bearing deposit accounts	237,824			230,401
Accrued expenses and other liabilities	26,274			17,107
Total liabilities	2,087,361			1,962,556
Stockholders' equity	633,213			717,024
Total liabilities and stockholders' equity	$2,720,574			$2,679,580

Net interest income		$18,970			$19,320
Net interest rate spread (2)			2.77%			2.78%
Net interest-earning assets (3)	$689,531			$776,176
Net interest margin (4)			3.00%			3.08%
Average interest-earning assets to
interest-bearing liabilities			137.82%			145.26%

(1)	Average yields and rates for the three months ended September 30, 2014 and 2013, are annualized.

(2)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.

(3)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.

(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

(5)	Loans include non-accrual loans.

(6)	Securities available-for-sale are reported at amortized cost.

Comparison of Operating Results for the Nine Months Ended September 30, 2014 and 2013

Net income.    Net income was $15.4 million and $14.2 million for the nine months ended September 30, 2014, and September 30, 2013, respectively.  Significant variances from the comparable period are as follows: a $235,000 decrease in net interest income, a $923,000 decrease in the provision for loan losses, a $1.1 million decrease in non-interest income, a $2.9 million decrease in non-interest expense, and a $1.2 million increase in income tax expense.

Interest Income.  Interest income decreased $2.2 million, or 3.2%, to $67.6 million for the nine months ended September 30, 2014, from $69.9 million for the nine months ended September 30, 2013.  Interest income on loans increased by $2.5 million, primarily attributable to an increase in the average balance of $247.3 million, which was partially offset by a decrease of 62 basis points in the average yield earned on loans.  The Company accreted interest income related to its PCI loans of $3.7 million for the nine months ended September 30, 2014, as compared to $4.4 million for the nine months ended September 30, 2013.  Interest income on loans for the nine months ended September 30, 2014, reflected prepayment loan income of $1.0 million compared to $1.9 million for the nine months ended September 30, 2013. The nine months ended September 30, 2014, also included a recovery of $246,000 of interest income that was previously charged-off related to a loan payoff. Interest income on mortgage backed securities decreased by $4.1 million primarily due to a decrease in the average balance of $235.9 million and a decrease of four basis points in the average yield earned.

Interest Expense.   Interest expense decreased $2.0 million, or 15.3%, to $11.0 million for the nine months ended September 30, 2014, from $13.0 million for the nine months ended September 30, 2013. The decrease consisted of a decrease of $1.3 million in interest expense on deposits and a decrease in interest expense on borrowings of $670,000.  The decrease in interest expense on deposits was attributed to a decrease in the average cost of interest bearing deposits of nine basis points to 0.41% from 0.50%, and to a decrease in the average balance of interest bearing deposit accounts of $136.9 million to $1.25 billion for the nine months ended September 30, 2014, from $1.39 billion for the nine months ended September 30, 2013.  The decrease in interest expense on borrowings resulted from a decrease of 70 basis points in the average cost to 1.85% for the nine months ended September 30, 2014, from 2.55% for the nine months ended September 30, 2013, which was partially offset by an increase in the average balances of borrowings of $107.2 million to $518.5 million for the nine months ended September 30, 2014, from $411.3 million for the nine months ended September 30, 2013.
Net Interest Income.    Net interest income for the nine months ended September 30, 2014, decreased $235,000 primarily due to a decrease in average interest-earning assets of $51.4 million, partially offset by a slight increase in the net interest margin of four basis points to 3.02%.  The September 30, 2014 period included loan prepayment income of $1.0 million compared to $1.9 million for the nine months ended September 30, 2013.  The nine months ended September 30, 2014, also included a recovery of $246,000 of interest income that was previously charged-off related to a loan payoff. The average cost of interest-bearing liabilities decreased 14 basis points to 0.83% for the current nine months as compared to 0.97% for the prior year period.  Average yields earned on interest-earning assets decreased five basis points to 3.61% for the nine months ended September 30, 2014 from 3.66% for the nine months ended September 30, 2013.

Provision for Loan Losses.    The provision for loan losses decreased $923,000, or 61.1%, to $588,000 for the nine months ended September 30, 2014, compared to the nine months ended September 30, 2013. This was primarily attributable to the Company's PCI portfolio, which had a reversal of a previously recorded impairment, continued improvement in asset quality indicators, and to a lesser extent, originated loan growth of $167.2 million for the nine months ended September 30, 2014 compared to $187.1 million for the nine months ended September 30, 2013.

Non-interest Income. Non-interest income decreased $1.1 million or 15.2%, to $6.4 million for the nine months ended September 30, 2014, from $7.5 million for the nine months ended September 30, 2013.  Significant variances from the prior period were a $2.7 million decrease in gain on securities transactions, net, partially offset by an increase of $757,000 in fees and service charges and an increase of $351,000 in bank owned life insurance income.  Securities gains, net, in 2014, included losses of $17,000 related to the Company’s trading portfolio described above, while the comparable period of 2013 included securities gains of $696,000 related to the Company’s trading portfolio.

Non-interest Expense. Non-interest expense decreased $2.9 million, or 7.0%, for the nine months ended September 30, 2014, compared to the nine months ended September 30, 2013. This was due primarily to a $1.7 million decrease in compensation and employee benefits related to the benefit recorded on the settlement of a pension plan acquired in the Flatbush Federal Bancorp, Inc. and Flatbush Federal Savings & Loan Association merger (the Merger), a decrease in stock compensation expense of $335,000, the mark-to-market adjustment related to the Company's deferred compensation plan which is described above, a $563,000 decrease in data processing costs due to conversion costs related to the Merger, and a $464,000 decrease in professional fees related primarily to the Merger.

Income Tax Expense.  The Company recorded income tax expense of $9.0 million for the nine months ended September 30, 2014 compared to $7.8 million for the nine months ended September 30, 2013.  The effective tax rate for the nine months ended September 30, 2014 was 36.9% as a result of the deferred tax asset write-down of $570,000 related to a New York State tax law change enacted on March 31, 2014, as compared to 35.5% for the nine months ended September 30, 2013.  The tax reform lowered future marginal tax rates and changed apportionment factors, resulting in a reduction of the Company's net deferred tax assets.

NORTHFIELD BANCORP, INC.
ANALYSIS OF NET INTEREST INCOME
(Dollars in thousands)

	For the Nine Months Ended
	September 30, 2014			September 30, 2013
	Average Outstanding Balance	Interest	Average Yield/ Rate (1)	Average Outstanding Balance	Interest	Average Yield/ Rate (1)
Interest-earning assets:
Loans (5)	$1,543,615	$53,525	4.64%	$1,296,365	$51,021	5.26%
Mortgage-backed securities (6)	820,349	13,029	2.12	1,056,279	17,095	2.16
Other securities (6)	81,122	460	0.76	138,923	1,268	1.22
Federal Home Loan Bank of New York stock	18,569	571	4.11	12,672	398	4.20
Interest-earning deposits in financial institutions	38,863	37	0.13	49,666	68	0.18
Total interest-earning assets	2,502,518	67,622	3.61	2,553,905	69,850	3.66
Non-interest-earning assets	205,777			189,035
Total assets	$2,708,295			$2,742,940

Interest-bearing liabilities:
Savings, NOW, and money market accounts	$948,374	$1,549	0.22	$997,811	$2,134	0.29
Certificates of deposit	301,331	2,308	1.02	388,832	3,046	1.05
Total interest-bearing deposits	1,249,705	3,857	0.41	1,386,643	5,180	0.50
Borrowed funds	518,499	7,160	1.85	411,267	7,830	2.55
Total interest-bearing liabilities	1,768,204	11,017	0.83	1,797,910	13,010	0.97
Non-interest bearing deposit accounts	228,182			220,692
Accrued expenses and other liabilities	33,361			19,165
Total liabilities	2,029,747			2,037,767
Stockholders' equity	678,548			705,173
Total liabilities and stockholders' equity	$2,708,295			$2,742,940

Net interest income		$56,605			$56,840
Net interest rate spread (2)			2.78%			2.69%
Net interest-earning assets (3)	$734,314			$755,995
Net interest margin (4)			3.02%			2.98%
Average interest-earning assets to
interest-bearing liabilities			141.53%			142.05%

(1)	Average yields and rates for the nine months ended September 30, 2014 and 2013 are annualized.

(2)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.

(3)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.

(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

(5)	Loans include non-accrual loans.

(6)	Securities available-for-sale are at amortized cost.

Asset Quality

Purchased Credit Impaired Loans

At September 30, 2014, based on contractual principal, 5.2% of PCI loans were past due 30 to 89 days, and 25.6% were past due 90 days or more, as compared to 6.6% and 14.9%, respectively, at December 31, 2013.  The increase in the percentage of delinquencies (90 days or more past due) resulted partially from PCI principal balances declining by $15.0 million to $44.5 million at September 30, 2014, from December 31, 2013.

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

	September 30,	June 30,	March 31,	December 31,	September 30,
	2014	2014	2014	2013	2013
Non-accruing loans:
Held-for-investment	$4,350	$4,932	$6,247	$6,649	$7,192
Held-for-sale	—	471	471	471	1,493
Non-accruing loans subject to restructuring agreements:
Held-for-investment	9,608	10,382	10,476	10,651	10,609
Held-for-sale	—	—	—	—	187
Total non-accruing loans	13,958	15,785	17,194	17,771	19,481
Loans 90 days or more past due and still accruing:
Held-for-investment	418	605	584	32	18
Total non-performing loans	14,376	16,390	17,778	17,803	19,499
Other real estate owned	491	640	150	634	664
Total non-performing assets	$14,867	$17,030	$17,928	$18,437	$20,163
Non-performing loans to total loans	0.79%	1.04%	1.17%	1.19%	1.39%
Non-performing assets to total assets	0.51%	0.63%	0.67%	0.68%	0.73%
Loans subject to restructuring agreements and still accruing	$24,643	$24,292	$25,619	$26,190	$26,426
Accruing loans 30 to 89 days delinquent	$16,202	$13,307	$12,888	$13,331	$16,248

Total Non-accruing Loans

Total non-accruing loans decreased $3.8 million to $14.0 million at September 30, 2014, from $17.8 million at December 31, 2013.   The following table details the decrease (dollars in thousands):

At or for the Nine Months Ended
September 30, 2014
Balance at beginning of period	$17,771
Additions	1,630
Sales of held-for-investment loans	(2,887)
Pay-offs and principal pay-downs	(243)
Returned to accrual status	(2,021)
Charge-offs	(292)
Balance at end of period	$13,958

Loans Subject to TDR Agreements

Included in non-accruing loans are loans subject to TDR agreements totaling $9.6 million and $10.7 million at September 30, 2014, and December 31, 2013, respectively.  At September 30, 2014, the entire $9.6 million in TDRs were not performing in accordance with their restructured terms, as compared to $7.5 million, or 70.4%, at December 31, 2013.  Three separate relationships account for the loans not performing in accordance with their restructured terms at September 30, 2014, of which one relationship is made up of several loans totaling $7.3 million primarily collateralized by real estate, with an aggregate appraised value of $9.5 million as of November 2013.

The Company also holds loans subject to restructuring agreements that are on accrual status, totaling $24.6 million and $26.2 million at September 30, 2014, and December 31, 2013, respectively.  At September 30, 2014, loans totaling $787,000, or 3.2% of the $24.6 million were not performing in accordance with the restructured terms, as compared to $3.6 million, or 13.7% of $26.2 million at December 31, 2013.  These loans were less than 90 days delinquent at September 30, 2014.

The following table details the amounts and categories of the loans subject to restructuring agreements by loan type as of September 30, 2014, and December 31, 2013 (dollars in thousands).

	At September 30, 2014		At December 31, 2013
	Non-Accruing	Accruing	Non-Accruing	Accruing
Troubled Debt Restructurings:
Real estate loans:
Commercial	$9,200	$20,329	$9,496	$21,536
One-to-four family residential	—	1,382	607	1,176
Construction and land	—	—	108	—
Multifamily	—	2,011	—	2,074
Home equity and lines of credit	—	331	—	341
Commercial and industrial loans	408	590	441	1,063
	$9,608	$24,643	$10,652	$26,190
Performing in accordance with restructured terms	—%	96.8%	29.7%	86.3%

Loans 90 Days or More Past Due and Still Accruing and Other Real Estate Owned

Loans 90 days or more past due and still accruing increased $386,000 to $418,000 at September 30, 2014, from $32,000 at December 31, 2013.  The increase relates to several residential loans that are considered well secured and in the process of collection.

Other real estate owned was $491,000 and $634,000 at September 30, 2014, and December 31, 2013, respectively.

Accruing Loans 30 to 89 Days Delinquent

Loans 30 to 89 days delinquent and on accrual status at September 30, 2014, and December 31, 2013 totaled $16.2 million and $13.3 million, respectively. The following tables set forth delinquencies for accruing loans by type and by amount at September 30, 2014, and December 31, 2013 (in thousands).

	September 30, 2014	December 31, 2013
Real estate loans:
Commercial	$6,711	$4,274
One-to-four family residential	5,490	5,644
Construction and land	494	—
Multifamily	2,509	2,483
Home equity and lines of credit	227	94
Commercial and industrial loans	720	815
Other loans	51	21
Total delinquent accruing loans	$16,202	$13,331

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
Northfield Bank's primary sources of funds are deposits, principal and interest payments on loans and securities, borrowed funds, the proceeds from maturing securities and short-term investments, and to a lesser extent the proceeds from the sales of loans and securities and wholesale borrowings.  The scheduled amortization of loans and securities, as well as proceeds from borrowed funds, are predictable sources of funds.  Other funding sources, however, such as deposit inflows and loan prepayments are greatly influenced by market interest rates, economic conditions, and competition.  Northfield Bank is a member of the FHLB, which provides an additional source of short-term and long-term funding.  Northfield Bank also has short-term borrowing capabilities with the Federal Reserve Bank.  Northfield Bank’s borrowed funds, excluding capitalized lease obligations and floating rate advances, were $764.5 million at September 30, 2014, and had a weighted average interest rate of 1.31%.  A total of $393.3 million of these borrowings will mature in less than one year.  Borrowed funds, excluding capitalized lease obligations and floating rate advances, were $470.3 million at December 31, 2013.  Northfield Bank has the ability to obtain additional funding from the FHLB and Federal Reserve Bank discount window of approximately $351.1 million utilizing unencumbered securities of $186.6 million and multifamily loans of $164.5 million at September 30, 2014.  Northfield Bank expects to have sufficient funds available to meet current commitments in the normal course of business.
Northfield Bancorp, Inc. (stand alone) is a separate legal entity from Northfield Bank and must provide for its own liquidity to pay dividends, repurchase its stock, and for other corporate purposes. Northfield Bancorp, Inc.'s primary source of liquidity is dividend payments from Northfield Bank and proceeds from its 2013 stock offering. At September 30, 2014, Northfield Bancorp, Inc. (stand alone) had liquid assets of approximately $73.2 million.
Capital Resources.  At September 30, 2014, and December 31, 2013, as set forth in the following table, Northfield Bank exceeded all of the regulatory capital requirements to which it was subject at such dates.

	Actual	For Capital Adequacy Purposes	For Well Capitalized Under Prompt Corrective Action Provisions
As of September 30, 2014:
Tangible capital to tangible assets	17.43%	1.50%	NA
Tier I capital (core) (to adjusted total assets)	17.43%	4.00%	5.00%
Total capital (to risk-weighted assets)	24.67%	8.00%	10.00%
As of December 31, 2013:
Tangible capital to tangible assets	19.88%	1.50%	NA
Tier I capital (core) (to adjusted total assets)	19.88%	4.00%	5.00%
Total capital (to risk-weighted assets)	28.94%	8.00%	10.00%

In July, 2013, the federal bank regulatory agencies issued a final rule that will revise their leverage and risk-based capital requirements and the method for calculating risk-weighted assets to make them consistent with agreements that were reached by the Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Act.  Among other things, the new rule establishes a new common equity Tier 1 minimum capital requirement (4.5% of risk-weighted assets), increases the minimum Tier 1 capital to risk-based assets requirement (from 4% to 6% of risk-weighted assets) and assigns a higher risk weight (150%) to exposures that are more than 90 days past due or are on nonaccrual status, and to certain commercial real estate facilities that finance the acquisition, development, or construction of real property.  The final rule also requires unrealized gains and losses on certain "available-for-sale" securities holdings to be included for purposes of calculating regulatory capital requirements unless a one-time opt-in or opt-out is exercised.  The rule limits a banking organization's capital distributions and certain discretionary bonus payments if the banking organization does not hold a "capital conservation buffer" consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets in addition to the amount necessary to meet its minimum risk-based capital requirements.

The final rule becomes effective for Northfield Bank on January 1, 2015.  The capital conservation buffer requirement will be phased in beginning January 1, 2016, and ending January 1, 2019, when the full capital conservation buffer requirement will be effective.  The final rule also implements consolidated capital requirements for savings and loan holding companies, such as the Company, effective January 1, 2015. At September 30, 2014, Northfield Bank and the Company would have complied with the final rule if it had been in effect at that date.

Off-Balance Sheet Arrangements and Contractual Obligations
In the normal course of operations, the Company engages in a variety of financial transactions that, in accordance with U.S. GAAP, are not recorded in the financial statements.  These transactions primarily relate to lending commitments.
The following table shows the contractual obligations of the Company by expected payment period as of September 30, 2014:

Contractual Obligation	Total	Less than One Year	One to less than Three Years	Three to less than Five Years	Five Years and greater
	(in thousands)
Debt obligations (excluding capitalized leases)	$764,461	$393,331	$237,913	$133,217	$—
Commitments to originate loans	88,864	88,864	—	—	—
Commitments to fund unused lines of credit	57,889	57,889	—	—	—

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
The table below sets forth, as of September 30, 2014, our calculation of the estimated changes in our NPV, NPV ratio, and percent change in net interest income that would result from the designated instantaneous and sustained changes in interest rates.  Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied on as indicative of actual results (dollars in thousands).

	NPV
Change in Interest Rates (basis points)	Estimated Present Value of Assets	Estimated Present Value of Liabilities	Estimated NPV	Estimated Change In NPV	Estimated Change In NPV %	Estimated NPV/Present Value of Assets Ratio	Net Interest Income Percent Change
+400	$2,597,293	$2,137,824	$459,469	$(245,685)	(34.84)%	17.69%	(21.18)%
+300	2,681,318	2,170,101	511,217	(193,937)	(27.50)	19.07	(15.75)
+200	2,772,466	2,203,455	569,011	(136,143)	(19.31)	20.52	(10.26)
+100	2,868,792	2,237,936	630,856	(74,298)	(10.54)	21.99	(5.02)
0	2,978,754	2,273,600	705,154	—	—	23.67	—
(100)	3,096,757	2,308,183	788,574	83,420	11.83	25.46	(0.04)
(200)	3,219,909	2,329,991	889,918	184,764	26.20	27.64	(2.66)

The table above indicates that at September 30, 2014, in the event of a 200 basis point decrease in interest rates, we would experience a 26.20% increase in estimated net portfolio value and a 2.66% decrease in net interest income. In the event of a 400 basis point increase in interest rates, we would experience a 34.84% decrease in estimated net portfolio value and a 21.18% decrease in net interest income. Our policies provide that, in the event of a 200 basis point decrease in interest rates, our projected NPV should increase by no more than 400 basis points, and in the event of a 400 basis point increase in interest rates, our projected NPV should decrease by no more than 1000 basis points.  Additionally, our policy states that our net portfolio value should be at least 8.5% of total assets before and after such shock at September 30, 2014.  At September 30, 2014, we were in compliance with all board approved policies with respect to interest rate risk management.

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

ITEM 4.    CONTROLS AND PROCEDURES
An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of September 30, 2014.  Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

During the three months ended September 30, 2014, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

ITEM 1.     LEGAL PROCEEDINGS
The Company and subsidiaries are subject to various legal actions arising in the normal course of business.  In the opinion of management, the resolution of these legal actions is not expected to have a material adverse effect on the Company’s consolidated financial condition or results of operations.

ITEM 1A.  RISK FACTORS
During the nine months ended September 30, 2014, there have been no material changes to the risk factors as previously disclosed in our Annual Report on Form 10-K/A for the year ended December 31, 2013, as filed with the SEC.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	Unregistered Sale of Equity Securities. There were no sales of unregistered securities during the period covered by this report.

(b)	Use of Proceeds. Not applicable

(c)	Repurchases of Our Equity Securities.
The following table shows the Company’s repurchase of its common stock for the three months ended September 30, 2014:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number of Shares that May Yet Be Purchased Under Plans or Programs (1)
July 1, 2014 through July 31, 2014	863,901	$12.92	863,901	1,505,965
August 1, 2014 through August 31, 2014	880,572	$12.95	880,217	3,992,326
September 1, 2014 through September 30, 2014	653,100	$13.58	653,100	3,179,782
Total	2,397,573	$13.11	2,397,218
 (1) On August 27, 2014, the Company's Board of Directors revised its current repurchase program to allow for the repurchase of up to $52.8 million of the Company's common stock, or approximately 8.0% of its shares outstanding based on the closing market price as of August 27, 2014. The repurchase program permits shares to be repurchased in open market or private transactions, through block trades, and pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities and Exchange Commission. The number of shares remaining to be purchased at September 30, 2014, is calculated utilizing the remaining approved repurchase amount of $43.3 million divided by the closing price of the stock on that day.

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

Date: November 7, 2014

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
The following materials from the Company’s Report on Form 10-Q for the quarter ended September 30, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Statements of Changes in Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements