Form 10-K
period 2014-12-31
Northfield Bancorp, Inc.
filed 2015-03-16
CIK 1493225

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2014
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
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☐    No  ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes  ☐    No  ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☑    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☑   No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer	☐	Accelerated filer	☑
Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes    ☐    No     ☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, computed by reference to price at which the common equity was last sold on June 30, 2014 was $670,807,093.
As of February 28, 2015, there were outstanding 47,654,629 shares of the registrant’s common stock.
DOCUMENTS INCORPORATED BY REFERENCE
Certain portions of the registrant’s Definitive Proxy Statement (the “2015 Proxy Statement”) for the 2015 Annual Meeting of the Stockholders to be held May 27, 2015, will be incorporated by reference in Part III. The 2015 Proxy Statement will be filed within 120 days of December 31, 2014.

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

•
changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board, or the Securities and Exchange Commission, or the Public Company Accounting Oversight Board;

•
cyber attacks, computer viruses and other technological risks that may breach the security of our websites or other systems to obtain unauthorized access to confidential information and destroy data or disable our systems;

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

Northfield Bancorp, Inc.

Northfield Bancorp, Inc., a Delaware corporation (the “Company”), was organized in June 2010 and is the single bank holding company for Northfield Bank. Northfield Bancorp, Inc. uses the support staff and offices of Northfield Bank and reimburses Northfield Bank for these services.  If Northfield Bancorp, Inc. expands or changes its business in the future, it may hire its own employees.

In the future, we may pursue other business activities, including mergers and acquisitions, investment alternatives and diversification of operations.

Northfield Bancorp, Inc. is subject to comprehensive regulation and examination by the Board of Governors of the Federal Reserve System.

Northfield Bancorp, Inc.’s main office is located at 581 Main Street, Woodbridge, New Jersey 07095, and its telephone number at this address is (732) 499-7200.  Its website address is www.eNorthfield.com.  Information on this website is not and should not be considered to be a part of this annual report.

Northfield Bank

Northfield Bank was organized in 1887 and is a federally chartered savings bank. Northfield Bank conducts business primarily from its home office located in Staten Island, New York, its operations center located in Woodbridge, New Jersey, its 29 additional branch offices located in New York and New Jersey, and a non-branch office located in Brooklyn, New York.  The branch offices are located in Staten Island, Brooklyn, and the New Jersey counties of Union and Middlesex.

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

Northfield Bank is subject to comprehensive regulation and examination by the Office of the Comptroller of the Currency.

Northfield Bank’s main office is located at 1731 Victory Boulevard, Staten Island, New York 10314, and its telephone number at this address is (718) 448-1000. Its website address is www.eNorthfield.com. Information on this website is not and should not be considered to be a part of this annual report.

Market Area and Competition

We have been in business for over 127 years, offering a variety of financial products and services to meet the needs of the communities we serve. Our commercial and retail banking network consists of multiple delivery channels including full-service banking offices, automated teller machines, telephone and internet banking capabilities including mobile banking and remote deposit capture. We consider our competitive products and pricing, branch network, customer service, and financial strength, as our major strengths in attracting and retaining customers in our market areas.

We face intense competition in our market areas both in making loans and attracting deposits. Our market areas have a concentration of financial institutions, including large money center and regional banks, community banks, and credit unions.

We face additional competition for deposits from money market funds, brokerage firms, mutual funds, and insurance companies. Some of our competitors offer products and services that we do not offer, such as trust services and private banking.

Our deposit sources are primarily concentrated in the communities surrounding our branch offices in the New York counties of Richmond (Staten Island) and Kings (Brooklyn), and Union and Middlesex counties in New Jersey.  As of June 30, 2014 (the latest date for which information is publicly available), we ranked sixth in deposit market share in Staten Island with an 8.89% market share.  As of that date, we had a 0.54% deposit market share in Brooklyn, New York, and a combined deposit market share of 0.81% in Middlesex and Union Counties in New Jersey.

The following table sets forth the unemployment rates for the communities we serve and the national average for the last five years, as published by the Bureau of Labor Statistics.

	Unemployment Rate At December 31,
	2014	2013	2012	2011	2010
Union County, NJ	5.8%	6.9%	9.2%	8.8%	9.2%
Middlesex County, NJ	4.7	5.9	7.9	7.6	7.9
Richmond County, NY	5.8	6.6	7.9	7.9	8.0
Kings County, NY	6.8	8.2	9.5	9.5	9.5
National Average	5.6	6.7	7.8	8.5	9.4

The following table sets forth median household income at December 31, 2014 and 2013, for the communities we serve, as published by the U.S. Census Bureau.

	Median Household Income
	At December 31,
	2014	2013
Union County, NJ	$68,442	$63,641
Middlesex County, NJ	75,361	77,925
Richmond County, NY	70,814	74,860
Kings County, NY	44,890	42,291

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

We generally retain in our portfolio all adjustable-rate residential real estate loans we originate, as well as shorter-term, fixed-rate residential real estate loans (terms of 10 years or less).  Loans we sell consist primarily of conforming, longer-term, fixed-rate residential real estate loans.  We sold $1.2 million of one-to-four family residential real estate loans (generally fixed-rate loans, with terms of 15 years or longer) during the year ended December 31, 2014.

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

Loans acquired in transactions with the Federal Deposit Insurance Corporation and the merger with Flatbush Federal Bancorp, Inc. with deteriorated credit quality, herein referred to as purchased credit-impaired (“PCI”) loans, have a  carrying value of $44.8 million at December 31, 2014.  Additionally, we transferred certain loans with deteriorated credit quality, which we had previously originated and designated as held-for-investment, to held-for-sale in 2013 and 2012.   The accounting and reporting for both of these groups of loans differs substantially from those loans originated and classified as held-for-investment.

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

In underwriting a loan secured by real property, we require an appraisal of the property by an independent licensed appraiser approved by our board of directors. The appraisals of multifamily, mixed-use, and other commercial real estate properties are also reviewed by an independent third-party. We review and inspect properties before disbursement of funds during the term of a construction loan. Generally, management obtains updated appraisals when a loan is deemed impaired. These appraisals may be more limited than those prepared for the underwriting of a new loan. In addition, when we acquire other real estate owned, we generally obtain a current appraisal to substantiate the net carrying value of the asset.

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

Loan Portfolio Composition.  The following table sets forth the composition of our loan portfolio, by type of loan, at the dates indicated, excluding loans held for sale of $471,000, $5.4 million, $3.9 million and $1.2 million, at December 31, 2013, 2012, 2011, and 2010, respectively.

	At December 31,
	2014		2013		2012		2011		2010
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate loans:
Multifamily	$1,072,193	55.31%	$870,951	58.61%	$610,129	49.18%	$458,370	42.72%	$283,588	34.30%
Commercial	390,288	20.13	340,174	22.89	315,450	25.43%	327,074	30.48	339,321	41.04
One-to-four family residential	74,401	3.84	64,753	4.36	64,733	5.22%	72,592	6.77	78,032	9.44
Home equity and lines of credit	54,533	2.81	46,231	3.11	33,573	2.71%	29,666	2.76	28,125	3.40
Construction and land	21,412	1.10	14,152	0.95	23,243	1.87%	23,460	2.19	35,054	4.24
Commercial and industrial loans	12,945	0.67	10,162	0.68	14,786	1.19%	12,710	1.18	17,020	2.06
Insurance premium finance	—	—	—	—	26	—	59,096	5.51	44,517	5.39
Other loans	2,157	0.12	2,310	0.16	1,804	0.15%	1,496	0.14	1,062	0.13
PCI loans	44,816	2.31	59,468	4.00	75,349	6.07%	88,522	8.25	—	—
Loans acquired:
One-to-four family residential	234,478	12.10	60,262	4.06	78,237	6.31	—	—	—	—
Multifamily	18,844	0.97	3,930	0.26	5,763	0.46	—	—	—	—
Commercial	11,999	0.62	13,254	0.89	17,053	1.38	—	—	—	—
Construction and land	364	0.02	371	0.03	380	0.03	—	—	—	—
Total loans acquired	265,685	13.71	77,817	5.24	101,433	8.18	—	—	—	—
Total loans	$1,938,430	100.00%	$1,486,018	100.00%	$1,240,526	100.00%	$1,072,986	100.00%	$826,719	100.00%
Other items:
Deferred loan costs (fees), net	4,565		3,458		2,456		1,481		872
Allowance for loan losses	(26,292)		(26,037)		(26,424)		(26,836)		(21,819)
Net loans held-for-investment	$1,916,703		$1,463,439		$1,216,558		$1,047,631		$805,772

At December 31, 2014, PCI loans consisted of approximately 33% commercial real estate loans and 53% commercial and industrial loans, with the remaining balance in residential and home equity loans.  At December 31, 2013, these loans consisted of approximately 37% commercial real estate loans, 47% commercial and industrial loans with the remaining balance in residential and home equity loans.  At December 31, 2012, these loans consisted of approximately 39% commercial real estate loans, 52% commercial and industrial loans, with the remaining balance in residential and home equity loans. At December 31, 2011, these loans consisted of approximately 39% commercial real estate loans, 53% commercial and industrial loans, with the remaining balance in residential and home equity loans.

Loan Portfolio Maturities.  The following table summarizes the scheduled repayments of our loan portfolio at December 31, 2014.  Demand loans (loans having no stated repayment schedule or maturity) and overdraft loans are reported as being due in the year ending December 31, 2015.  Maturities are based on the final contractual payment date and do not reflect the effect of prepayments, repricing and scheduled principal amortization.

	Originated Loans
	Multifamily		Commercial Real Estate		One-to-Four Family Residential		Home Equity and Lines of Credit
	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in thousands)
Due during the years ending December 31,
2015	$480	3.96%	$370	6.19%	$108	6.23%	$25	4.14%
2016	—	—	411	6.53	195	5.13	199	4.52
2017	—	—	863	6.93	817	6.76	1,049	3.52
2018 to 2019	411	5.05	1,756	5.85	3,089	4.98	3,621	3.30
2020 to 2024	11,941	4.57	30,510	4.78	3,456	5.24	8,200	3.79
2025 to 2029	55,857	4.61	48,516	4.62	5,123	4.79	13,528	3.93
2030 and beyond	1,003,504	3.88	307,862	4.73	61,613	4.45	27,911	3.05
Total	$1,072,193	3.93%	$390,288	4.73%	$74,401	4.56%	$54,533	3.41%

	Construction and Land		Commercial and Industrial		Other
	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in thousands)
Due during the years ending December 31,
2015	$6,146	5.63%	$4,164	5.05%	$1,846	0.06%
2016	9,658	4.69	158	5.49	4	12.00%
2017	691	4.97	2,043	4.75	19	12.00%
2018 to 2019	—	—	1,705	5.28	104	5.52%
2020 to 2024	—	—	3,816	4.55	—	—%
2025 to 2029	—	—	366	4.84	—	—%
2030 and beyond	4,917	4.16	693	5.27	184	4.06%
Total	$21,412	4.85%	$12,945	4.90%	$2,157	0.79%

	Acquired Loans
	One-to-Four Family Residential		Multifamily		Commercial Real Estate		Construction and Land
	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in thousands)
Due during the years ending December 31,
2015	$4	7.74%	$24	9.52%	$177	6.75%	$—	—%
2016	61	6.44	—	—	1,099	6.33	—	—
2017	343	5.73	—	—	34	7.78	—	—
2018 to 2019	4,588	5.06	12,478	3.54	5,921	4.43	—	—
2020 to 2024	3,631	5.70	1,766	5.99	3,984	5.90	—	—
2025 to 2029	4,269	4.80	4,576	3.77	784	7.17	—	—
2030 and beyond	221,582	2.92	—	—	—	—	364	6.50
Total	$234,478	3.04%	$18,844	3.83%	$11,999	5.31%	$364	6.50%

	PCI loans(1)		Total Loans
	Amount	Weighted Average Rate	Amount	Weighted Average Rate

Due during the years ending December 31,
2015	$3,537	11.37%	$16,881	6.06%
2016	1,654	8.01	13,439	5.31
2017	2,794	7.51	8,653	5.98
2018 to 2019	4,940	12.02	38,613	5.24
2020 to 2024	8,590	10.91	75,894	5.47
2025 to 2029	1,630	9.75	134,649	4.61
2030 and beyond	21,671	10.51	1,650,301	4.01
Total	$44,816	10.51%	$1,938,430	4.17%

(1) Represents estimated accretable yield.

The Company has a total of $1.65 billion in loans due to mature in 2030 and beyond, of which $68.9 million, or 4.17%, are fixed rate loans.

The following table sets forth the scheduled repayments of fixed- and adjustable-rate loans at December 31, 2014, that are contractually due after December 31, 2015.

	Due After December 31, 2015
	Fixed Rate	Adjustable Rate	Total
	(In thousands)
Real estate loans:
Multifamily	$60,277	$1,011,436	$1,071,713
Commercial	40,814	349,104	389,918
One-to-four family residential	30,936	43,357	74,293
Construction and land	2,281	12,985	15,266
Home equity and lines of credit	28,364	26,144	54,508
Commercial and industrial loans	5,616	3,165	8,781
Other loans	311	—	311
PCI loans	6,204	35,075	41,279
Acquired loans	58,325	207,155	265,480
Total loans	$233,128	$1,688,421	$1,921,549

Multifamily Real Estate Loans. We currently focus on originating multifamily real estate loans. Loans secured by multifamily properties totaled approximately $1.07 billion, or 55.31% of our total loan portfolio, at December 31, 2014. We include in this category mixed-use properties having more than four residential units and a business or businesses where the majority of space is utilized for residential purposes.  At December 31, 2014, we had 791 multifamily real estate loans with an average loan balance of approximately $1.4 million. At December 31, 2014, our largest multifamily real estate loan had a principal balance of $19.9 million and was performing in accordance with its original contractual terms. Substantially all of our multifamily real estate loans are secured by properties located in our primary market areas and Eastern Pennsylvania.

Our multifamily real estate loans typically amortize over 20 to 30 years with negotiated interest rates that adjust after an initial five-, seven- or 10-year period, and every five years thereafter. Interest rates adjust at margins generally ranging from 275 basis points to 350 basis points above the average yield on U.S. Treasury securities, adjusted to a constant maturity of similar term, as published by the Federal Reserve Board for loans originated prior to 2009.  Adjustable rate loans originated subsequent to 2008 generally have been indexed to the five-year London Interbank Offered Rate (LIBOR)  swaps rate as published in the Federal Reserve Statistical Release adjusted for a negotiated margin. We also originate, to a lesser extent, 10- to 15-year fixed-rate, fully amortizing loans. In general, our multifamily real estate loans have interest rate floors equal to the interest rate on the date the loan is originated, and have prepayment penalties should the loan be prepaid in the initial five, seven or ten year term.

In underwriting multifamily real estate loans, we consider a number of factors, including the ratio of the projected net cash flow to the loan’s debt service requirement (generally requiring a minimum ratio of 120%, computed after deduction for a vacancy factor, when applicable, and property expenses we deem appropriate), the age and condition of the collateral, the financial resources and income of the sponsor, and the sponsor’s experience in owning or managing similar properties. Multifamily real estate loans generally are originated in amounts up to 75% of the appraised value of the property securing the loan. We require title insurance, fire and extended coverage casualty insurance, and, if appropriate, flood insurance up to the regulatory required amount of $500,000, in order to protect our security interest in the underlying property.  Although a significant portion of our multifamily real estate loans are referred to us by third-party loan brokers, we underwrite all multifamily real estate loans in accordance with our underwriting standards. Due to competitor considerations, as is customary in our marketplace, we typically do not obtain personal guarantees of the principals on multifamily real estate loans.

Loans secured by multifamily real estate properties generally have less credit risk than other commercial real estate loans. The repayment of loans secured by multifamily real estate properties typically depends on the successful operation of the property. If the cash flow from the property is reduced, the borrower’s ability to repay the loan may be impaired.

In a ruling that was contrary to a 1996 advisory opinion from the New York State Division of Housing and Community Renewal that owners of housing units who benefited from the receipt of “J-51” tax incentives under the Rent Stabilization Law are eligible to decontrol apartments, the New York State Court of Appeals ruled on October 22, 2009, that residential housing units located in two major housing complexes in New York City had been illegally decontrolled by the current and previous property owners. This ruling may subject other property owners that have previously or are currently benefiting from a J-51 tax incentive to litigation, possibly resulting in a significant reduction to property cash flows. Based on management’s assessment of our multifamily loan portfolio, we believe that only one loan may be affected by the ruling regarding J-51.  The loan has a principal balance of $7.1 million at December 31, 2014, and is performing in accordance with its original contractual terms.

Commercial Real Estate Loans.  Commercial real estate loans (other than multifamily real estate loans) totaled $390.3 million, or 20.13% of our loan portfolio as of December 31, 2014.  At December 31, 2014, our commercial real estate loan portfolio consisted of 389 loans with an average loan balance of approximately $1.0 million, although there are a large number of loans with balances substantially greater than this average.  At December 31, 2014, our largest commercial real estate loan had a principal balance of $18.9 million, was secured by an office building, and was performing in accordance with its original contractual terms.  Substantially all of our commercial real estate loans are secured by properties located in our primary market areas.

The table below sets forth the property types collateralizing our commercial real estate loans as of December 31, 2014.

	At December 31, 2014
	Amount	Percent
	(Dollars in thousands)
Mixed Use	$99,738	25.6%
Office Buildings	82,484	21.1
Retail	64,901	16.6
Warehousing	30,518	7.8
Manufacturing	27,277	7.0
Accommodations	25,735	6.6
Services	25,265	6.5
Other	14,234	3.7
Restaurant	8,314	2.1
Recreational	7,464	1.9
Schools/Day Care	4,358	1.1
	$390,288	100.0%

Our commercial real estate loans typically amortize over 20 to 25 years with negotiated interest rates that adjust after an initial five-, seven-, or 10-year period, and every five years thereafter.  Interest rates adjust at margins generally ranging from 275 basis points to 350 basis points above the average yield on U.S. Treasury securities, adjusted to a constant maturity of similar term, as published by the Federal Reserve Board for loans originated prior to 2009.  Adjustable rate loans originated subsequent to 2008 generally have been indexed to the five year LIBOR swaps rate as published in the Federal Reserve

Statistical Release, adjusted for a negotiated margin. We also originate, to a lesser extent, 10- to 15-year fixed-rate, fully amortizing loans. In general, our commercial real estate loans have interest rate floors equal to the interest rate on the date the loan is originated, and generally have prepayment penalties if the loan is repaid in the initial five-, seven-, or ten-year term.

In underwriting commercial real estate loans, we generally lend up to the lesser of 75% of either the property’s appraised value or purchase price.  Our policies permit the origination of certain single use property types but at lower loan-to-appraised value ratios. We base our decision to lend primarily on the economic viability of the property and the creditworthiness of the borrower. In evaluating a proposed commercial real estate loan, we emphasize the ratio of the property’s projected net cash flow to the loan’s debt service requirement (generally requiring a minimum ratio of 125%), computed after deduction for a vacancy factor, when applicable, and property expenses we deem appropriate. Personal guarantees of the principals are typically obtained.  We require title insurance, fire and extended coverage casualty insurance, and, if appropriate, flood insurance up to the regulatory required amount of $500,000, in order to protect our security interest in the underlying property. Although a significant portion of our commercial real estate loans were referred to us by third-party loan brokers, we underwrite all commercial real estate loans in accordance with our underwriting standards.

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

Construction and Land Loans. At December 31, 2014, construction and land loans total $21.4 million, or 1.10% of total loans receivable.  At December 31, 2014, the additional un-advanced portion of these construction loans totaled $1.4 million.  At December 31, 2014, we had 20 construction and land loans with an average loan balance of approximately $1.1 million.  At December 31, 2014, our largest construction and land loan had a principal balance of $2.4 million and was for the purpose of financing land.  This loan is performing in accordance with its original contractual terms.

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

Land loans also help finance the purchase of land intended for future development, including single-family housing, multifamily housing, and commercial property. In some cases, we may make an acquisition loan before the borrower has received approval to develop the land. In general, the maximum loan-to-value ratio for land acquisition loans is 50% of the appraised value of the property, and the maximum term of these loans is two years. Generally, if the maturity of the loan exceeds three years, the loan must be an amortizing loan.

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

Commercial and Industrial Loans. At December 31, 2014, commercial and industrial loans totaled $12.9 million or 0.67% of the total loan portfolio.  As of December 31, 2014, we had 128 commercial and industrial loans with an average loan balance of approximately $101,000, although we originate these types of loans in amounts substantially greater than this average.  At December 31, 2014, our largest commercial and industrial loan had a principal balance of $1.3 million and was performing in accordance with its original contractual terms.

Our commercial and industrial loans typically amortize over 10 years with interest rates that are tied to the prime rate as published in The Wall Street Journal. Margins generally range from zero basis points to 300 basis points above the prime rate. We also originate, to a lesser extent, 10-year fixed-rate, fully amortizing loans. In general, our commercial and industrial loans have interest rate floors equal to the interest rate on the date the loan is originated and have prepayment penalties.

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

During 2013, the Company expanded its small business lending to include unsecured loans up to $250,000 using a scoring system developed by a third-party vendor.  The scoring system provides a consistent and compliant method of timely decisions related to these small business loans. During the fourth quarter of 2014, the Company began assembling a commercial and industrial lending team to primarily serve the Company's existing market place.

Commercial and industrial loans generally carry higher interest rates than one-to-four family residential real estate loans of like maturity because they have a higher risk of default since their repayment generally depends on the successful operation of the borrowers’ business.

One-to-Four Family Residential Real Estate Loans. At December 31, 2014, we had 291 originated one-to-four family residential real estate loans outstanding with an aggregate balance of $74.4 million, or 3.84% of our total loan portfolio.  As of December 31, 2014, the average balance of originated one-to-four family residential real estate loans was approximately $256,000, although we originate this type of loan in amounts substantially greater than this average.  At December 31, 2014, our largest loan of this type had a principal balance of $3.6 million and was performing in accordance with its original contractual terms.

For all one-to-four family residential real estate loans originated through the origination assistance agreement with our third-party underwriter, upon receipt of a completed loan application from a prospective borrower: (1) a credit report is reviewed; (2) income, assets, indebtedness and certain other information are reviewed; (3) if necessary, additional financial information is required of the borrower; and (4) an appraisal of the real estate intended to secure the proposed loan is ordered from an independent appraiser. One-to-four family residential real estate loans sold to our third-party underwriter under a Loan and Servicing Rights Purchase and Sale Agreement totaled $1.2 million and $4.0 million during the years ended December 31, 2014 and 2013, respectively.

We generally do not offer “interest-only” mortgage loans on one-to-four family residential real estate properties, where the borrower pays interest for an initial period, after which the loan converts to a fully amortizing loan. We also do not offer loans that provide for negative amortization of principal, such as “Option ARM” loans, where the borrower can pay less than the interest owed on the loan, resulting in an increased principal balance during the life of the loan. We do not offer “subprime loans” (loans to borrowers with weak credit histories typically characterized by payment delinquencies, previous charge-offs, judgments, bankruptcies, or borrowers with questionable repayment capacity as evidenced by low credit scores or high debt-

burden ratios). However, in the third quarter of 2014, we purchased a portfolio of one-to-four family residential real estate loans, a substantial amount of which are interest-only mortgage loans. For further details on this purchase see “Acquired Loans” discussion below.

Home Equity Loans and Lines of Credit.  At December 31, 2014, we had 932 home equity loans and lines of credit with an aggregate outstanding balance of $54.5 million, or 2.81% of our total loan portfolio.  Of this total, outstanding home equity lines of credit totaled  $26.4 million, or 1.36% of our total loan portfolio.  At December 31, 2014, the average home equity loan and line of credit balance was approximately $59,000, although we originate these types of loans in amounts substantially greater than this average.  At December 31, 2014, our largest outstanding home equity line of credit was $577,000 and was performing in accordance with its original contractual terms. At December 31, 2014, our largest outstanding home equity loan was $250,000 and was performing in accordance with its original contractual terms.

We offer home equity loans and home equity lines of credit that are secured by the borrower’s primary residence or second home. Home equity lines of credit are adjustable rate loans tied to the prime rate as published in The Wall Street Journal adjusted for a margin, and have a maximum term of 20 years during which time the borrower is required to make principal payments based on a 20-year amortization. Home equity lines generally have interest rate floors and ceilings. The borrower is permitted to draw against the line during the entire term on originations occurring prior to June 15, 2011. For home equity loans originated beginning June 15, 2011, forward, the borrower is only permitted to draw against the line for the initial 10 years. Our home equity loans typically are fully amortizing with fixed terms to 20 years. Home equity loans and lines of credit generally are underwritten with the same criteria we use to underwrite fixed-rate, one-to-four family residential real estate loans. Home equity loans and lines of credit may be underwritten with a loan-to-value ratio of 80% when combined with the principal balance of the existing mortgage loan. We appraise the property securing the loan at the time of the loan application to determine the value of the property. At the time we close a home equity loan or line of credit, we record a mortgage to perfect our security interest in the underlying collateral.

Insurance premium loans.   At December 31, 2014, there were no remaining insurance premium loans. We sold the majority of our portfolio of insurance premium finance loans during the year ended December 31, 2012, and retained cancelled loans. We held cancelled loans until their ultimate resolution, which was generally a payment from the insurance carrier in the amount of the unearned premium that generally exceeded the loan balance.

PCI Loans.    PCI loans are accounted for in accordance with Accounting Standards Codification (ASC) Subtopic 310-30, “Loans and Debt Securities Acquired with Deteriorated Credit Quality,” since all of these loans were acquired at a discount attributable, at least in part, to credit quality.  PCI loans were initially recorded at fair value (as determined by the present value of expected future cash flows) with no valuation allowance (i.e., allowance for loan losses). Under ASC Subtopic 310-30, the PCI loans were aggregated and accounted for as pools of loans based on common risk characteristics. The PCI loans had a carrying balance of approximately $44.8 million at December 31, 2014, or 2.31% of our total loan portfolio. PCI loans consist of approximately 33% commercial real estate loans and 53% commercial and industrial loans, with the remaining balance in residential and home equity loans. At December 31, 2014, based on contractual principal (not carrying balance), 7.8%  of PCI loans were past due 30 to 89 days, and 24.1%  were past due 90 days or more.

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

Acquired Loans.  Loans acquired with no evidence of credit deterioration, are held-for-investment, and initially valued at an estimated fair value on the date of acquisition, with no initial related allowance for loan losses. These loans are evaluated for impairment on a quarterly basis as part of our analysis of the allowance for loan losses. During the third quarter of 2014, we purchased $186.5 million of one-to-four family residential loans, a substantial amount of which are interest-only mortgage loans. The following table provides the details of the loans purchased (dollars in thousands):

Purchases	Weighted Average Interest Rate	Weighted Average Loan-to-Value Ratio	Weighted Average Months to Next Rate Change	Amortization Term	Amortization Type
$71,782	2.47%	67%	53	30 Years	Fully amortizing
114,692	2.57%	61%	51	20 Years *	Delayed amortizing
$186,474	2.53%	63%
*after an interest-only period for the first 10 years
The weighted average coupon of 2.53% is net of the servicing fee. Of the total loans purchased, $114.7 million, or 62% of the balance, is interest-only for the initial 10 years and will re-price in less than five years at one month LIBOR plus a weighted average margin of 1.65%. The remainder of the purchase is scheduled to make principal and interest payments and will re-price in less than five years at one month LIBOR plus a weighted average margin of 1.83%. Additionally, the geographic locations of the loans are as follows: 46.0% in New York, 30.5% in Massachusetts, and 23.5% in other states.
At December 31, 2014, acquired loans totaled approximately $265.7 million and consisted of approximately 88% one-to four family residential loans and 7% multifamily loans, with the remaining balance in commercial real estate and construction and land loans.

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

PCI loans are subject to the same internal and external credit review process as non-PCI loans. If and when unexpected credit deterioration occurs at the loan pool level subsequent to the acquisition date, a provision for credit losses for PCI loans will be charged to earnings for the full amount of the decline in the discounted expected cash flows for the pool. Under the accounting guidance of ASC Subtopic 310-30, for acquired credit impaired loans, the allowance for loan losses on PCI loans is measured at each financial reporting date based on future expected cash flows. This assessment and measurement is performed at the pool level and not at the individual loan level. Accordingly, decreases in expected cash flows resulting from further credit deterioration on a pool of acquired PCI loan pools as of such measurement date compared to those originally estimated are recognized by recording a provision and allowance for credit losses on PCI loans. Subsequent increases in the expected cash flows of the loans in that pool would first reduce any allowance for loan losses on PCI loans, and any excess will be accreted prospectively as a yield adjustment.

We consider our PCI loans to be performing due to the application of the yield accretion method under ASC Subtopic 310-30. ASC Subtopic 310-30 allows us to aggregate credit-impaired loans acquired in the same fiscal quarter into one or more pools, provided that the loans have common risk characteristics. A pool is then accounted for as a single asset with a single composite interest rate and an aggregate expectation of cash flows. Accordingly, loans that may have been classified as non-performing loans are no longer classified as non-performing because, at the respective dates of acquisition, we believed that we would fully collect the new carrying value of these loans. The new carrying value represents the contractual balance, reduced by the portion expected to be uncollectible (referred to as the “non-accretable difference”) and by an accretable yield (discount) that is recognized as interest income. Management’s judgment is required in reclassifying loans subject to ASC Subtopic 310-30 as performing loans, and is dependent on having a reasonable expectation about the timing and amount of the cash flows to be collected, even if a loan is contractually past due.

Non-Performing and Restructured Loans (excluding PCI Loans).  The table below sets forth the amounts and categories of our non-performing assets at the dates indicated.  At December 31, 2014, 2013, 2012, 2011, and 2010, we had TDRs of $9.5 million, $10.7 million, $19.3 million, $23.3 million and $20.0 million, respectively, which are included in the appropriate categories within non-accrual loans.  Additionally, we had $24.2 million, $26.2 million, $25.7 million, $18.3 million and $11.2 million of TDRs on accrual status at December 31, 2014, 2013, 2012, 2011, and 2010, respectively, which do not appear in the table below.  Generally, the types of concessions that we make to troubled borrowers include reductions in interest rates and payment extensions and to a lesser extent interest and principal forgiveness.  At December 31, 2014,  85.0% of TDRs were commercial real estate loans, 5.9% were multifamily loans, 5.7%  were one-to-four family residential loans, 2.4% were commercial and industrial loans and 1.0% were home equity loans.  At December 31, 2014, loans totaling $1.6 million, or 6.6%, of the $24.2 million accruing TDRs were not performing in accordance with their restructured terms and the entire $9.5 million of non-accruing TDRs were not performing in accordance with their restructured terms.

	At December 31,
	2014	2013	2012	2011	2010
	(Dollars in thousands)
Non-accrual loans:
Real estate loans:
Commercial	$11,164	$12,450	$22,425	$34,659	$46,388
One-to-four family residential	2,205	2,989	6,333	1,338	1,275
Construction and land	—	108	2,070	2,131	5,122
Multifamily	—	544	1,169	2,175	4,863
Home equity and lines of credit	98	1,239	1,694	1,766	181
Commercial and industrial loans	408	441	1,256	1,575	1,323
Insurance premium loans	—	—	—	137	129
Total non-accrual loans	13,875	17,771	34,947	43,781	59,281
Loans delinquent 90 days or more and still accruing:
Real estate loans:
Commercial	—	—	349	13	—
One-to-four family residential	708	—	270	—	1,108
Construction and land	—	—	—	—	404
Multifamily	—	—	—	72	—
Home equity and lines of credit	—	—	—	—	59
Other	—	32	2	—	—
Commercial and industrial loans	—	—	—	—	38
Total loans delinquent 90 days or more and still accruing	708	32	621	85	1,609
Total non-performing loans	14,583	17,803	35,568	43,866	60,890
Other real estate owned	752	634	870	3,359	171
Total non-performing assets	$15,335	$18,437	$36,438	$47,225	$61,061
Ratios:
Non-performing loans to total loans held-for-investment, net	0.75%	1.20%	2.86%	4.08%	7.36%
Non-performing assets to total assets	0.51	0.68	1.30	1.99	2.72
Total assets	$3,020,869	$2,702,764	$2,813,201	$2,376,918	$2,247,167
Loans held-for-investment, net	$1,942,995	$1,489,476	$1,242,982	$1,074,467	$827,591

At December 31, 2014, based on contractual principal, 7.8% of PCI loans were past due 30 to 89 days, and 24.1% were past due 90 days or more.  At December 31, 2013, based on contractual principal, 6.6% of PCI loans were past due 30 to 89 days, and 14.9% were past due 90 days or more. At December 31, 2012, based on contractual principal, 5.4% of PCI loans were past due 30 to 89 days, and 11.4% were past due 90 days or more. At December 31, 2011, based on contractual principal, 9.0% of PCI loans were past due 30 to 89 days, and 16.1% were past due 90 days or more.

The table below sets forth the property types collateralizing non-accrual commercial real estate loans at December 31, 2014.

	At December 31, 2014
	Amount	Percent
	(in thousands)
Manufacturing	$6,822	61.1%
Restaurants	2,314	20.7
Mixed Use	1,245	11.2
Office Buildings	432	3.9
Other	351	3.1
Total	$11,164	100.0%

Other Real Estate Owned.  Real estate acquired by us as a result of foreclosure or by deed in lieu of foreclosure is classified as other real estate owned.  On the date the property is acquired, it is recorded at the lower of cost or estimated fair value, establishing a new cost basis.  Estimated fair value generally represents the sale price a buyer would be willing to pay on the basis of current market conditions, including normal terms from other financial institutions, less the estimated costs to sell the property.  Holding costs and declines in estimated fair value result in charges to expense after acquisition.  Other real estate owned consisted of six properties with an aggregate carrying value of approximately $752,000 at December 31, 2014, as compared to four properties with an aggregate carrying value of approximately $634,000 at December 31, 2013.

Potential Problem Loans and Classification of Assets.  Our loan officers and credit administration department continue to monitor their loan portfolios, including evaluation of borrowers’ business operations, current financial condition, underlying values of any collateral, and assessment of their financial prospects in the current and deteriorating economic environment. Based on these evaluations, we determine an appropriate strategy for individual potential problem loans, with the objective of maximizing the recovery of the related loan balances.

Our policies, consistent with regulatory guidelines, provide for the classification of loans and other assets that are considered to be of lesser quality as substandard, doubtful, or loss assets. An asset is classified substandard if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any.  Substandard assets include those assets characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected. Assets classified as doubtful have all of the weaknesses inherent in those classified substandard with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable. Assets (or portions of assets) classified as loss are those considered uncollectible and of such little value that their continuance as assets is not warranted. Assets that do not expose us to risk sufficient to warrant classification in one of the aforementioned categories, but which possess potential weaknesses that deserve our close attention, are designated as special mention. At December 31, 2014, classified assets, excluding loans on nonaccrual status consisted of substandard assets of $42.2 million and no doubtful or loss assets.  At December 31, 2014, we also had $20.8 million of assets designated as special mention. At December 31, 2013, classified assets, excluding loans on non-accrual status, consisted of substandard assets of $39.7 million and no doubtful or loss assets.  At December 31, 2013, we also had $27.4 million of assets designated as special mention.

Our determination as to the classification of our assets (and the amount of our loss allowances) is subject to review by our principal federal regulator, the Office of the Comptroller of the Currency, which can require that we adjust our classification and related loss allowances. We regularly review our asset portfolio to determine whether any assets require classification in accordance with applicable regulations. We also engage the services of a third-party to review, on a sample basis, our classifications on a semi-annual basis.

At December 31, 2014, the Company had $12.3 million of accruing loans that were 30 to 89 days delinquent, as compared to $13.3 million at December 31, 2013.  The following table sets forth the total amounts of delinquencies for accruing loans that were 30 to 89 days past due by type and by amount at the dates indicated.

	December 31,
	2014	2013
	(in thousands)
Real estate loans:
Commercial	$6,493	$4,274
One-to-four family residential	4,353	5,644
Multifamily	1,090	2,483
Construction and land	122	—
Home equity and lines of credit	135	94
Commercial and industrial loans	—	815
Other loans	60	21
Total	$12,253	$13,331

Allowance for Loan Losses

We provide for loan losses based on the consistent application of our documented allowance for loan loss methodology.  Loan losses are charged to the allowance for loans losses and recoveries are credited to it.  Additions to the allowance for loan losses are provided by charges against income based on various factors which, in our judgment, deserve current recognition in estimating probable losses.  Loan losses are charged-off in the period the loans, or portion thereof, are deemed uncollectible.  Generally, the Company will record a loan charge-off (including a partial charge-off) to reduce a loan to the estimated fair value of the underlying collateral, less cost to sell, for collateral dependent loans.  We regularly review the loan portfolio in order to maintain the allowance for loan losses in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - “Critical Accounting Polices - Allowance for Loan Losses” for a description of our allowance methodology.

The following table sets forth activity in our allowance for loan losses for the years indicated.

	At or For the Years Ended December 31,
	2014	2013	2012	2011	2010
	(Dollars in thousands)
Balance at beginning of year	$26,037	$26,424	$26,836	$21,819	$15,414
Charge-offs:
Commercial real estate	(103)	(1,208)	(1,828)	(5,398)	(987)
One-to-four family residential	(58)	(414)	(1,300)	(101)	—
Construction and land	—	—	(43)	(693)	(443)
Multifamily	(7)	(657)	(729)	(718)	(2,132)
Insurance premium finance loans	—	—	(198)	(70)	(101)
Commercial and industrial	(135)	(379)	(90)	(638)	(36)
Home equity and lines of credit	(489)	(491)	(2)	(62)	—
Other	—	(25)	(3)	—	—
Total charge-offs	(792)	(3,174)	(4,193)	(7,680)	(3,699)
Recoveries:
Commercial real estate	72	1	107	55	—
One-to-four family residential	—	18	—	—	—
Construction and land	246	567	—	—	—
Multifamily	35	—	9	—	—
Commercial and industrial	8	201	86	23	—
Insurance premium finance loans	—	—	18	30	20
Other	41	73	25	—	—
Total recoveries	402	860	245	108	20
Net charge-offs	(390)	(2,314)	(3,948)	(7,572)	(3,679)
Provision for loan losses	645	1,927	3,536	12,589	10,084
Balance at end of year	$26,292	$26,037	$26,424	$26,836	$21,819
Ratios:
Net charge-offs to average loans outstanding	0.02%	0.17%	0.36%	0.78%	0.47%
Allowance for loan losses to non-performing loans held-for-investment at end of year	180.29	150.23	87.73	66.40	35.83
Allowance for loan losses to originated loans held-for-investment, net at end of year	1.61	1.93	2.48	2.72	2.64
Allowance for loan losses to total loans held-for-investment at end of year	1.35	1.75	2.13	2.50	2.64

At December 31, 2014 and 2013, the allowance for loan losses related to PCI loans was $400,000 and $588,000, respectively.  Loans held-for-sale are excluded from the allowance for loan losses coverage ratios in the table above.

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

	At December 31,
	2014		2013		2012
	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
Real estate loans:
Commercial	$9,309	20.13%	$12,619	22.89%	$14,480	25.43%
One-to-four family residential	951	3.84	875	4.36	623	5.22
Construction and land	266	1.10	205	0.95	994	1.87
Multifamily	12,219	55.31	9,374	58.61	7,086	49.18
Home equity and lines of credit	901	2.81	860	3.11	623	2.71
Commercial and industrial	841	0.67	425	0.68	1,160	1.19
Insurance premium loans	—	—	—	—	3	—
PCI loans	400	2.31	588	4.00	236	6.07
Loans Acquired	62	13.71	—	5.24	—	8.18
Other	134	0.12	67	0.16	18	0.15
Total allocated allowance	25,083	100.00%	25,013	100.00%	25,223	100.00%
Unallocated	1,209		1,024		1,201
Total	$26,292		$26,037		$26,424

	At December 31,
	2011		2010
	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
Real estate loans:
Commercial	$15,180	30.48%	$12,654	41.04%
One-to-four family residential	967	6.77	570	9.44
Construction and land	1,189	2.19	1,855	4.24
Multifamily	6,772	42.72	5,137	34.30
Home equity and lines of credit	418	2.76	242	3.40
Commercial and industrial	975	1.18	719	2.06
Insurance premium finance loans	186	5.51	—	—
PCI loans	—	8.25	111	5.39
Loans Acquired	—	—	—	—
Other	40	0.14	28	0.13
Total allocated allowance	25,727	100.00%	21,316	100.00%
Unallocated	1,109		503
Total	$26,836		$21,819

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

Northfield Bank’s investment policy does not permit investment in preferred and common stock of other entities including GSEs, other than our required investment in the common stock of the Federal Home Loan Bank of New York or as permitted for community reinvestment purposes or for the purposes of funding the Bank’s deferred compensation plan. Northfield Bancorp, Inc. may invest in equity securities of other financial institutions up to certain limitations. As of December 31, 2014, we held no asset-backed securities other than mortgage-backed securities.  Our board of directors may change these limitations in the future.

Our current investment policy does not permit hedging through the use of derivative instruments such as financial futures or interest rate options and swaps.

At the time of purchase, we designate a security as either held-to-maturity, available-for-sale, or trading, based upon our ability and intent to hold such securities.  Trading securities and securities available-for-sale are reported at estimated fair value, and securities held-to-maturity are reported at amortized cost. A periodic review and evaluation of the available-for-sale and held-to-maturity securities portfolios is conducted to determine if the estimated fair value of any security has declined below its carrying value and whether such impairment is other-than-temporary. If such impairment is deemed to be other-than-temporary, the security is written down to a new cost basis and the resulting loss is charged against earnings. The estimated fair values of our securities are obtained from an independent nationally recognized pricing service (see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” for further discussion). At December 31, 2014, our investment portfolio consisted primarily of mortgage-backed securities guaranteed by GSEs and to a lesser extent private label mortgage-backed securities, mutual funds and corporate debt securities. The market for these securities primarily consists of other financial institutions, insurance companies, real estate investment trusts, and mutual funds.

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

At December 31, 2014, our corporate bond portfolio consisted of investment-grade securities with remaining maturities generally shorter than three years. Our investment policy provides that we may invest up to 15% of our tier-one risk-based capital in corporate bonds from individual issuers which, at the time of purchase, are within the three highest investment-grade ratings from Standard & Poor’s or Moody’s. The maturity of these bonds may not exceed 10 years, and there is no aggregate limit for this security type. Corporate bonds from individual issuers with investment-grade ratings, at the time of purchase, below the top three ratings are limited to the lesser of 1% of our total assets or 15% of our tier-one risk-based capital, and must have a maturity of less than one year. Aggregate holdings of this security type cannot exceed 5% of our total assets. Additionally, at the time of purchase, management performs due diligence to conclude that the security meets the regulatory standard for investment-grade. Bonds that subsequently experience a decline in credit rating below investment grade are monitored at least quarterly.

The following table sets forth the amortized cost and estimated fair value of our available-for-sale and held-to-maturity securities portfolios (excluding Federal Home Loan Bank of New York common stock) at the dates indicated.  As of December 31, 2014, 2013, and 2012, we also had a trading portfolio with a market value of $6.4 million, $6.0 million and $4.7 million, respectively, consisting of mutual funds quoted in actively traded markets.  These securities are utilized to fund non-qualified deferred compensation obligations.

	At December 31,
	2014		2013		2012
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(In thousands)
Securities available-for-sale:
Mortgage-backed securities:
Pass-through certificates:
GSEs	$292,162	$299,340	$366,884	$370,344	$456,441	$479,338
REMICs:
GSEs	408,328	400,450	497,575	485,227	694,087	701,117
Non-GSEs	1,060	1,026	4,474	4,552	7,543	7,776
Equity investments (1)	410	410	510	510	12,998	12,998
Corporate bonds	69,975	70,013	76,491	76,452	73,708	74,402
Total securities available-for-sale	$771,935	$771,239	$945,934	$937,085	$1,244,777	$1,275,631

(1) Mutual funds

	At December 31,
	2014		2013		2012
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(In thousands)
Securities held-to-maturity:
Mortgage-backed securities:
Pass-through certificates - GSEs	$3,609	$3,691	$—	$—	$465	$496
REMICs - GSEs	—	—	—	—	1,755	1,813
Total securities held-to-maturity	$3,609	$3,691	$—	$—	$2,220	$1,813

The following table sets forth the amortized cost and estimated fair value of securities as of December 31, 2014, for issuers that exceeded 10% of our stockholders’ equity as of that date.

	At December 31, 2014
	Amortized Cost	Estimated Fair Value
	(in thousands)
Mortgage-backed securities:
Freddie Mac	$348,055	$350,213
Fannie Mae	$341,751	$339,267

Portfolio Maturities and Yields.  The composition and maturities of the investment securities portfolio at December 31, 2014, are summarized in the following table.  Maturities are based on the final contractual payment dates, and do not reflect the effect of scheduled principal repayments, prepayments, or early redemptions that may occur.  All of our securities at December 31, 2014, were taxable securities.

	One Year or Less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield
	(Dollars in thousands)
Securities available-for-sale:
Mortgage-backed securities:
Pass-through certificates:
GSEs	$3	1.13%	$19,394	4.46%	$96,239	2.85%	$176,526	2.55%	$292,162	$299,340	2.78%
REMICs:
GSEs	53	1.53%	—	—%	62,160	2.03%	346,115	1.70%	408,328	400,450	1.75%
Non-GSEs	—	—%	658	1.27%	—	—%	402	0.55%	1,060	1,026	1.00%
Equity investments	410	0.01%	—	—%	—	—%	—	—%	410	410	0.01%
Corporate bonds	41,750	0.74%	28,225	0.94%	—	—%	—	—%	69,975	70,013	0.82%
Total securities available-for-sale	$42,216	0.74%	$48,277	2.36%	$158,399	2.53%	$523,043	1.98%	$771,935	$771,239	2.05%

Securities held-to-maturity:
Mortgage-backed securities:
Pass-through certificates:
GSEs	$—	—%	$—	—%	$—	—%	$3,609	3.73%	$3,609	$3,691	3.73%
Total securities held-to-maturity	$—	—%	$—	—%	$—	—%	$3,609	3.73%	$3,609	$3,691	3.73%

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

Deposits.  We accept deposits primarily from the areas in which our offices are located. We rely on our convenient locations, customer service, and competitive products and pricing to attract and retain deposits. We offer a variety of deposit accounts with a range of interest rates and terms. Our deposit accounts consist of transaction accounts (NOW and non-interest bearing checking accounts), savings accounts (money market, passbook, and statement savings), and certificates of deposit, including individual retirement accounts. We accept brokered deposits when it is deemed cost effective. At December 31, 2014 and 2013, we had brokered deposits totaling $40.9 million and  $695,000, respectively.

Interest rates offered generally are established weekly, while maturity terms, service fees, and withdrawal penalties are reviewed on a periodic basis. Deposit rates and terms are based primarily on current operating strategies, market interest rates, and liquidity requirements.

At December 31, 2014, we had a total of $353.1 million in certificates of deposit, of which $203.3 million had remaining maturities of one year or less.

The following tables set forth the distribution of our average total deposit accounts, by account type, for the periods indicated.

	For the Year Ended December 31,
	2014			2013			2012
	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate
	(Dollars in thousands)
Non-interest bearing demand	$236,425	15.83%	—%	$222,832	14.14%	—%	$173,854	11.06%	—%
NOW	120,680	8.08%	0.36%	114,702	7.28	0.39	97,224	6.19	0.65
Money market accounts	431,406	28.89%	0.31%	471,220	29.90	0.32	438,151	27.89	0.59
Savings	398,148	26.66%	0.11%	396,903	25.18	0.17	381,835	24.30	0.24
Certificates of deposit	306,803	20.54%	1.04%	370,351	23.50	1.04	480,194	30.56	1.17
Total deposits	$1,493,462	100.00%	0.36%	$1,576,008	100.00%	0.41%	$1,571,258	100.00%	0.63%

As of December 31, 2014, the aggregate amount of our outstanding certificates of deposit in amounts greater than or equal to $100,000 was $141.6 million.  The following table sets forth the maturity of these certificates at December 31, 2014.

At
December 31, 2014
(In thousands)
Three months or less	$20,943
Over three months through six months	20,568
Over six months through one year	30,757
Over one year to three years	34,450
Over three years	34,883
Total	$141,601

Borrowings.  Our borrowings consist primarily of securities sold under agreements to repurchase (repurchase agreements) with third-party financial institutions, as well as advances from the Federal Home Loan Bank of New York and the Federal Reserve Bank.  As of December 31, 2014, our Federal Home Loan Bank advances totaled $572.5 million, or 23.59% of total liabilities, repurchase agreements totaled $203.2 million, or 8.4%, of total liabilities, floating rate advances totaled $2.1 million, or 0.08%, of total liabilities and capitalized lease obligations totaled $907,000, or 0.04% of total liabilities. At December 31, 2014,  the Company had the ability to obtain additional funding from the Federal Home Loan Bank of New York and Federal Reserve Bank discount window of approximately $291.3 million, utilizing unencumbered securities of $90.6 million and multifamily loans of $229.8 million.  Repurchase agreements are primarily secured by mortgage-backed securities.  Advances from the Federal Home Loan Bank of New York are secured by our investment in the common stock of the Federal Home Loan Bank of New York as well as by pledged mortgage-backed securities.

The following table sets forth information concerning balances and interest rates on our borrowings at and for the years indicated:

	At or For the Years Ended December 31,
	2014	2013	2012
	(Dollars in thousands)
Balance at end of year	$778,658	$470,325	$419,122
Average balance during year	$588,890	$429,332	$484,687
Maximum outstanding at any month end	$830,092	$492,181	$523,768
Weighted average interest rate at end of year	1.42%	2.08%	2.58%
Average interest rate during year	1.69%	2.43%	2.64%

Employees

As of December 31, 2014, we had 282 full-time employees and 39 part-time employees.  Our employees are not represented by any collective bargaining group.  Management believes that we have a good working relationship with our employees.

Subsidiary Activities

Northfield-Bancorp, Inc. owns 100% of Northfield Investments, Inc., an inactive New Jersey investment company, and 100% of Northfield Bank.  Northfield Bank owns 100% of NSB Services Corp., a Delaware corporation, which in turn owns 100% of the voting common stock of NSB Realty Trust. NSB Realty Trust is a Maryland real estate investment trust that holds mortgage loans, mortgage-backed securities and other investments. These entities enable us to segregate certain assets for management purposes, and promote our ability to raise regulatory capital in the future through the sale of preferred stock or other capital-enhancing securities or borrow against assets or stock of these entities for liquidity purposes. At December 31, 2014, Northfield Bank’s investment in NSB Services Corp. was $656.0 million, and NSB Services Corp. had assets of $656.1 million and liabilities of $107,000 at that date. At December 31, 2014, NSB Services Corp.’s investment in NSB Realty Trust was $664.5 million, and NSB Realty Trust had $664.5 million in assets, and liabilities of $16,000 at that date. NSB Insurance Agency, Inc. is a New York corporation that receives nominal commissions from the sale of life insurance by employees of Northfield Bank. At December 31, 2014, Northfield Bank’s investment in NSB Insurance Agency was approximately $1,000.

Legal Proceedings

In the normal course of business, we may be party to various outstanding legal proceedings and claims. In the opinion of management, the consolidated financial statements will not be materially affected by the outcome of such legal proceedings and claims as of December 31, 2014.

Expense and Tax Allocation Agreements

Northfield Bank has an agreement with Northfield Bancorp, Inc. to provide it with certain administrative support services, whereby Northfield Bank will be compensated at not less than the fair market value of the services provided.  In addition, Northfield Bank and Northfield Bancorp, Inc. have an agreement for allocating and reimbursing Northfield Bancorp, Inc. for Northfield Bank's portion of its consolidated tax liability.

Properties

We operate from our corporate office located at 581 Main Street, Woodbridge, New Jersey and our additional 30 branch offices located in New York and New Jersey, and our commercial loan center in Brooklyn, NY.  Our branch offices are located in the New York counties of Richmond and Kings and the New Jersey counties of Middlesex and Union.  The net book value of our premises, land, and equipment was $26.2 million at December 31, 2014.

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

The Dodd-Frank Act also created a new Consumer Financial Protection Bureau with expansive powers to supervise and enforce consumer protection laws. The Consumer Financial Protection Bureau has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions, including the authority to regulate “unfair, deceptive or abusive” acts and practices. The Consumer Financial Protection Bureau has examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets. Banks and savings institutions with $10 billion or less in assets, such as Northfield Bank, will continue to be examined by their applicable federal bank regulators. The legislation gives state attorney generals the ability to enforce applicable federal consumer protection laws.

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

Business Activities

A federal savings bank derives its lending and investment powers from the Home Owners’ Loan Act, as amended, and the regulations of the Office of the Comptroller of the Currency. Under these laws and regulations, Northfield Bank may originate mortgage loans secured by residential and commercial real estate, commercial business loans, and consumer loans, and it may invest in certain types of debt securities and certain other assets. Certain types of lending, such as commercial and consumer loans, are subject to aggregate limits calculated as a specified percentage of Northfield Bank’s capital or assets. Northfield Bank also may establish subsidiaries that may engage in a variety of activities, including some that are not otherwise permissible for Northfield Bank, including real estate investment and securities and insurance brokerage.

Loans-to-One-Borrower

We generally may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of Northfield Bank’s unimpaired capital and unimpaired surplus. An additional amount may be lent, equal to 10% of unimpaired capital and unimpaired surplus, if the loan is secured by readily marketable collateral, which is defined to include certain financial instruments and bullion, but generally does not include real estate. As of December 31, 2014, we were in compliance with our loans-to-one-borrower limitations.

Qualified Thrift Lender Test

Northfield Bank is required to satisfy a qualified thrift lender (“QTL”) test, under which we either must qualify as a “domestic building and loan” association as defined by the Internal Revenue Code or maintain at least 65% of our “portfolio assets” in “qualified thrift investments.” “Qualified thrift investments” consist primarily of residential mortgages and related investments, including mortgage-backed and related securities. “Portfolio assets” generally mean total assets less specified liquid assets up to 20% of total assets, goodwill and other intangible assets and the value of property used to conduct business. A savings institution that fails the qualified thrift lender test must operate under specified restrictions. The Dodd-Frank Act made noncompliance with the QTL test also subject to agency enforcement action for a violation of law. As of December 31, 2014, we maintained 81.6% of our portfolio assets in qualified thrift investments and, therefore, we met the QTL test.

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

Capital Requirements

Federal regulations require savings institutions to meet three minimum capital standards: a 1.5% tangible capital ratio, a 4% leverage ratio (3% for institutions receiving the highest rating on the CAMELS (capital adequacy, asset quality, management capability, earnings, liquidity, and sensitivity to market risk) rating system and an 8% risk-based capital ratio.  In addition, the prompt corrective action standards discussed below also establish, in effect, a minimum 2% tangible capital standard, a 4% leverage ratio (3% for institutions receiving the highest rating on the CAMELS financial institution rating system) and, together with the risk-based capital standard itself, a 4% Tier 1 risk-based capital standard. Federal regulations also require that in meeting the tangible, leverage, and risk-based capital standards, institutions generally must deduct investments in and loans to subsidiaries engaged in activities as principal that are not permissible for a national bank.

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

In July 2013, the Office of the Comptroller of the Currency and the other federal bank regulatory agencies issued a final rule that has revised their leverage and risk-based capital requirements and the method for calculating risk-weighted assets to make them consistent with agreements that were reached by the Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Act.  Among other things, the rule establishes a new common equity Tier 1 minimum capital requirement (4.5% of risk-weighted assets), adopts a uniform minimum Tier 1 capital to adjusted total assets ratio of 4%,increases the minimum Tier 1 capital to risk-based assets requirement (from 4% to 6% of risk-weighted assets) and assigns a higher risk weight (150%) to exposures that are more than 90 days past due or are on nonaccrual status and to certain commercial real estate facilities that finance the acquisition, development or construction of real property.  The final rule also requires unrealized gains and losses on certain “available-for-sale” securities holdings to be included for purposes of calculating regulatory capital requirements unless a one-time opt-in or opt-out is exercised.  The Bank intends to opt-out. The rule limits a banking organization’s capital distributions and certain discretionary bonus payments to executive officers if the banking organization does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets in addition to the amount necessary to meet its minimum risk-based capital requirements.  The final rule also implements the Dodd-Frank Act’s directive to apply to savings and loan holding companies consolidated capital requirements that are not less stringent than those applicable to their subsidiary institutions.  The final rule was effective January 1, 2015.  The “capital conservation buffer” will be phased in from January 1, 2016, to January 1, 2019, when the full capital conservation buffer will be effective.

At December 31, 2014, Northfield Bank met each of its capital requirements.

Prompt Corrective Regulatory Action

Under federal Prompt Corrective Action rules, the Office of the Comptroller of the Currency is required to take supervisory actions against undercapitalized savings institutions under its jurisdiction, the severity of which depends upon the institution’s level of capital. A savings institution that has total risk-based capital of less than 8% or a leverage ratio or a Tier 1 risk-based capital ratio that generally is less than 4% is considered to be "undercapitalized". A savings institution that has total risk-based capital less than 6%, a Tier 1 core risk-based capital ratio of less than 3% or a leverage ratio that is less than 3% is considered to be “significantly undercapitalized.” A savings institution that has a tangible capital to assets ratio equal to or less than 2% is deemed to be “critically undercapitalized.”

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

Our authority to extend credit to executive officers, directors and 10% or greater shareholders (“insiders”), as well as entities controlled by these persons, is governed by Sections 22(g) and 22(h) of the Federal Reserve Act and its implementing regulation, Federal Reserve Board Regulation O. Among other things, loans to insiders must be made on terms substantially the same as those offered to unaffiliated individuals and not involve more than the normal risk of repayment. There is an exception for bank-wide lending programs that do not discriminate in favor of insiders. Regulation O also places individual and aggregate limits on the amount of loans that may be made to insiders based, in part, on the institution’s capital position, and requires that certain prior board approval procedures be followed. Extensions of credit to executive officers are subject to additional restrictions on the types and amounts of loans that may be made. At December 31, 2014, we were in compliance with these regulations.

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

In addition to the Federal Deposit Insurance Corporation assessments, the Financing Corporation is authorized to impose and collect, through the Federal Deposit Insurance Corporation, assessments for anticipated payments, issuance costs and custodial fees on bonds issued by the Financing Corporation in the 1980s to recapitalize the former Federal Savings and Loan Insurance Corporation. The bonds issued by the Financing Corporation are due to mature in 2017 through 2019. For the quarter ended December 31, 2014, the annualized Financing Corporation assessment was equal to 0.60 basis points of total quarterly average assets less quarterly average tangible capital.

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

Federal Home Loan Bank System

Northfield Bank is a member of the Federal Home Loan Bank of New York, and therefore is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank System provides a central credit facility primarily for member institutions. As a member of the Federal Home Loan Bank of New York, we are required to acquire and hold a specified amount of shares of capital stock in Federal Home Loan Bank of New York.

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

As a savings and loan holding company, Northfield Bancorp, Inc.'s activities are limited to those activities permissible by law for financial holding companies or multiple savings and loan holding companies.  A financial holding company may engage in activities that are financial in nature, incidental to financial activities or complementary to a financial activity. Such activities include lending and other activities permitted for bank holding companies, insurance and underwriting equity securities. The Dodd-Frank Act added that any savings and loan holding company that engages in activities that are solely permissible for a financial holding company must meet the qualitative requirements for a bank holding company to be a financial holding company and conduct the activities in accordance with the requirements that would apply to a financial holding company’s conduct of the activity.

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

Savings and loan holding companies have not historically been subjected to consolidated regulatory capital requirements. However, the Dodd-Frank Act requires the Federal Reserve Board to set for all depository institution holding companies minimum consolidated capital levels that are as stringent as those required for the insured depository subsidiaries. The previously discussed final rule regarding regulatory capital requirements implements the Dodd-Frank Act as to savings and loan holding companies.  Consolidated regulatory capital requirements identical to those applicable to the subsidiary depository institutions apply to savings and loan holding companies as of January 1, 2015.  As is the case with institutions themselves, the capital conservation buffer will be phased in between 2016 and 2019.The Dodd-Frank Act extended the “source of strength” doctrine to savings and loan holding companies. The Federal Reserve Board has issued regulations implementing the “source of strength” policy that requires holding companies act as a source of strength to their subsidiary depository institutions by providing capital, liquidity, and other support in times of financial stress.

The Federal Reserve Board has issued a policy statement regarding the payment of dividends and the repurchase of shares of common stock by bank holding companies that it has made applicable to savings and loan holding companies as well. In general, the policy provides that dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by the holding company appears consistent with the organization’s capital needs, asset quality and overall financial condition.  Regulatory guidance provides for prior regulatory review of capital distributions in certain circumstances such as where the company’s net income for the past four quarters, net of dividends previously paid over that period, is insufficient to fully fund the dividend or the company’s overall rate of earnings retention is inconsistent with the company’s capital needs and overall financial condition. The ability of a holding company to pay dividends may be restricted if a subsidiary bank becomes undercapitalized. The policy statement also provides for regulatory review prior to a holding company redeeming or repurchasing regulatory capital instruments when the holding company is experiencing financial weaknesses or redeeming or repurchasing common stock or perpetual preferred stock that would result in a net reduction as of the end of a quarter in the amount of such equity instruments outstanding compared with the beginning of the quarter in which the redemption or repurchase occurred. These regulatory policies could affect the ability of Northfield Bancorp, Inc. to pay dividends, repurchase shares of common stock or otherwise engage in capital distributions.

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

Change in Control Regulations

Under the Change in Bank Control Act, no person may acquire control of a savings and loan holding company, such as Northfield Bancorp, Inc., unless the Federal Reserve Board has been given 60 days prior written notice and has not issued a notice disapproving the proposed acquisition, taking into consideration certain factors, including the financial and managerial resources of the acquirer and the competitive effects of the acquisition.  Control, as defined under federal law, means ownership, control of or holding irrevocable proxies representing more than 25% of any class of voting stock, control in any manner of the election of a majority of the institution’s directors, or a determination by the regulator that the acquirer has the power to direct, or directly or indirectly to exercise a controlling influence over, the management or policies of the institution. Acquisition of more than 10% of any class of a savings and loan holding company’s voting stock constitutes a rebuttable determination of control under the regulations under certain circumstances including where, as is the case with Northfield Bancorp, Inc., the issuer has registered securities under Section 12 of the Securities Exchange Act of 1934.

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

Northfield Bancorp, Inc.'s consolidated federal tax returns are not currently under audit.

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

Northfield Bancorp, Inc. is required to use the specific charge-off method to account for tax bad debt deductions.

Taxable Distributions and Recapture.    Prior to 1996, bad debt reserves created prior to 1988 were subject to recapture into taxable income if Northfield Bank failed to meet certain thrift asset and definitional tests or made certain distributions. Tax law changes in 1996 eliminated thrift-related recapture rules. However, under current law, pre-1988 tax bad debt reserves remain subject to recapture if Northfield Bank makes certain non-dividend distributions, repurchases any of its common stock, pays dividends in excess of earnings and profits, or fails to qualify as a “bank” for tax purposes. At December 31, 2014, the total federal pre-base year bad debt reserve of Northfield Bank was approximately $5.9 million.

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

Net Operating Loss Carryovers.  A financial institution may carry back net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years. At December 31, 2014, Northfield Bancorp, Inc.’s consolidated group had no net operating loss carryforwards for federal income tax purposes.

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

State Taxation

On March 31, 2014, New York State (“NYS”) enacted several reforms (the “Tax Reform Package”) to its tax structure, including changes to the franchise, sales, estate and personal income taxes. These changes are generally effective on January 1, 2015. The Tax Reform Package is intended to simplify the existing corporate tax code for NYS businesses while remaining relatively neutral in relation to corporate tax receipts.

Under the Tax Reform Package, the NYS corporate income tax rate drops, effective January 1, 2016, from 7.10% to 6.50%. Effective January 1, 2015, the metropolitan commuter transportation district surcharge (“MTA Tax”) increases from 17.0% to 25.6% of the surcharge tax base. The MTA Tax rate for years beginning on or after January 1, 2016 will be adjusted based upon future Metropolitan Transit Authority budget projections.

Some of the most significant elements of the Tax Reform Package include the merger of the bank tax into the general corporate franchise tax, expanded application of economic nexus, adoption of water’s-edge unitary reporting, and apportionment of source income solely by reference to customer location.

Merger of the Bank Tax into the Corporate Franchise Tax. NYS has historically imposed a franchise tax on general business corporations, commonly referred to as the “Article 9-A Corporate Franchise Tax,” and a separate franchise tax on banking corporations, commonly referred to as the “Article 32 Bank Tax.” Under these statutes, NYS financial service companies and banks are taxed under different regimes, even though the Gramm-Leach-Bliley Act, which became federal law in 1999, changed the federal regulatory system to permit the cross-ownership of finance and banking firms.

The Tax Reform Package repeals the Article 32 Bank Tax, merging it into the Article 9-A Corporate Franchise Tax. It also makes several modifications to the Article 9-A Corporate Franchise Tax to accommodate the merger, most notably providing a choice between two potential financial institution tax deductions: 1) a deduction equal to 32% of modified NYS taxable income available to all thrifts and banks with assets that do not exceed $8 billion; and 2) a deduction based upon 50% of the net interest income received from loans secured by real estate located in NYS or business loans made to NYS borrowers with a principal amount of less than $5 million. Alternatively, for financial institutions with assets that do not exceed $8 billion that owned a captive real estate investment trust (“REIT”) as of April 1, 2014, the Tax Reform Package preserves the ability to exclude a percentage of dividends received from the REIT in determining NYS taxable income and increases this exclusion from the current level of 60% to 160% for tax years beginning on or after January 1, 2015. Financial institutions that continue to maintain these grandfathered REITs are prohibited from claiming either of the two financial institution tax deductions described above.

Consequently, under the revised Article 9-A Corporate Franchise Tax structure, for tax years beginning on or after January 1, 2015, the Bank will be required to claim the 160% exclusion for dividends received from its captive REIT subsidiary for any year the REIT remains in existence. If the REIT is liquidated, then the Bank will be entitled to choose on an annual basis between: 1) the 32% of modified taxable income deduction; or 2) the deduction based upon 50% of the net interest income received from NYS real estate loans and small commercial loans to NYS customers.

Expansion of the Application of Economic Nexus. The Tax Reform Package requires that all companies availing themselves of the NYS market, referred to as having an “economic nexus with New York,” will be subject to NYS tax, regardless of whether they have any other connection with NYS. A corporation could thus become a NYS taxpayer without a physical presence in NYS.

Adoption of a Full Water’s-Edge Unitary Combined Filing. The Tax Reform Package requires all firms meeting an ownership test of 50% or more be deemed a unitary business and required to file a combined tax return. Substantial intercompany transactions are eliminated, and a domestic corporation without any assets or customers in NYS, but engaged in a unitary business with a related New York taxpayer, would become part of the NYS unitary group.

Source Income Solely by Reference to the Location of the Customer. The Tax Reform Package requires business income to be apportioned to and taxed by NYS using a single receipts factor based on the customer’s location. These provisions also contain favorable apportionment rules for asset-backed securities that will be beneficial to the Bank.

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

Northfield Bancorp, Inc. and Northfield Bank file New Jersey Corporation Business Tax returns on a calendar year basis.  Generally, the income derived from New Jersey sources is subject to New Jersey tax. Northfield Bancorp, Inc. and Northfield Bank pay the greater of the corporate business tax at 9% of taxable income or the minimum tax of $1,200 per entity.

At December 31, 2005, Northfield Bank did not meet the definition of a domestic building and loan association for New York State and City tax purposes. As a result, we were required to recognize a $2.2 million deferred tax liability for state and city thrift-related base-year bad debt reserves accumulated after December 31, 1987.

Our New York State tax returns are currently under audit for tax years 2010 and 2011.

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

Our current business strategy is to continue to emphasize multifamily loans and to a lesser extent commercial real estate loans. At December 31, 2014, $1.46 billion, or 89.6% of our originated total loan portfolio held-for-investment, net, consisted of multifamily and commercial real estate loans.

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

Our net loan portfolio has grown to $1.92 billion at December 31, 2014, from $805.8 million at December 31, 2010. A large portion of this increase is due to increases in multifamily real estate loans. It is difficult to assess the future performance of these recently originated loans because our relatively limited experience in multifamily lending does not provide us with a significant payment history from which to judge future collectability. These loans may experience higher delinquency or charge-off levels than our historical loan portfolio experience, which could adversely affect our future performance.

Our business strategy includes the continuation of significant growth plans, and our financial condition and results of operations could be negatively affected if we fail to grow or fail to manage our growth effectively.
We expect to continue to experience growth in the amount of our assets, the level of our deposits and the scale of our operations. Achieving our growth targets requires us to attract customers that currently bank at other financial institutions in our market, thereby increasing our share of the market. Our ability to successfully grow will depend on a variety of factors, including our ability to attract and retain experienced bankers, the continued availability of desirable business opportunities, the competitive responses from other financial institutions in our market areas and our ability to manage our growth. Growth opportunities may not be available or we may not be able to manage our growth successfully. If we do not manage our growth effectively, our financial condition and operating results could be negatively affected.
The level of our commercial real estate loan portfolio subjects us to additional regulatory scrutiny.

The Federal Deposit Insurance Corporation and the other federal bank regulatory agencies have promulgated joint guidance on sound risk management practices for financial institutions with concentrations in commercial real estate lending.  Under the guidance, a financial institution that, like us, is actively involved in commercial real estate lending should perform a risk assessment to identify concentrations. A financial institution may have a concentration in commercial real estate lending if, among other factors, (i) total reported loans for construction, land acquisition and development, and other land represent 100% or more of total capital, or (ii) total reported loans secured by multi-family and non-farm residential properties, loans for construction, land acquisition and development and other land, and loans otherwise sensitive to the general commercial real estate market, including loans to commercial real estate related entities, represent 300% or more of total capital.  Based on these factors we have a concentration in multi-family and commercial real estate lending, as such loans represent 271.5% of total bank capital as of December 31, 2014. The particular focus of the guidance is on exposure to commercial real estate loans that are dependent on the cash flow from the real estate held as collateral and that are likely to be at greater risk to conditions in the commercial real estate market (as opposed to real estate collateral held as a secondary source of repayment or as an abundance of caution).  The purpose of the guidance is to guide banks in developing risk management practices and capital levels commensurate with the level and nature of real estate concentrations.  The guidance states that management should employ heightened risk management practices including board and management oversight and strategic planning, development of underwriting standards, risk assessment and monitoring through market analysis and stress testing.  While we believe we have implemented policies and procedures with respect to our commercial real estate loan portfolio consistent with this guidance, bank regulators could require us to implement additional policies and procedures consistent with their interpretation of the guidance that may result in additional costs to us or that may result in a curtailment of our multi-family and commercial real estate lending and/or the requirement that we maintain higher levels of regulatory capital, either of which would adversely affect our loan originations and profitability.

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

A worsening of economic conditions could reduce demand for our products and services and/or result in increases in our level of non-performing loans, which could have an adverse effect on our results of operations.
Unlike larger financial institutions that are more geographically diversified, our profitability depends primarily on the general economic conditions in New York, New Jersey and to a lesser extent Eastern Pennsylvania. Local economic conditions have a significant impact on our commercial real estate and construction and consumer loans, the ability of the borrowers to repay these loans and the value of the collateral securing these loans. Almost all of our loans are to borrowers located in or secured by collateral in the New York metropolitan area.
A deterioration in economic conditions could result in the following consequences, any of which could have a material adverse effect on our business, financial condition, liquidity and results of operations:

•	demand for our products and services may decline;

•	loan delinquencies, problem assets and foreclosures may increase;

•	collateral for loans, especially real estate, may decline in value, in turn reducing customers’ future borrowing power, and reducing the value of assets and collateral associated with existing loans;

•	the value of our securities portfolio may decline; and

•	the net worth and liquidity of loan guarantors may decline, impairing their ability to honor commitments to us.

Moreover, a significant decline in general economic conditions, caused by inflation, recession, acts of terrorism, an outbreak of hostilities or other international or domestic calamities, unemployment or other factors beyond our control could further impact these local economic conditions and could further negatively affect the financial results of our banking operations. In addition, deflationary pressures, while possibly lowering our operating costs, could have a significant negative effect on our borrowers, especially our business borrowers, and the values of underlying collateral securing loans, which could negatively affect our financial performance.

Strong competition within our market areas may limit our growth and profitability.

We face intense competition in making loans and attracting deposits. Price competition for loans and deposits sometimes results in us charging lower interest rates on our loans and paying higher interest rates on our deposits and may reduce our net interest income. Competition also makes it more difficult and costly to attract and retain qualified employees. Many of the institutions with which we compete have substantially greater resources and lending limits than we have and may offer services that we do not provide. Our competitors may also aggressively price loan and deposit products when they enter into new lines of business or new market areas. We expect competition to increase in the future as a result of legislative, regulatory and technological changes and the continuing trend of consolidation in the financial services industry. If we are not able to effectively compete in our market area, our profitability may be negatively affected. The greater resources and broader offering of deposit and loan products of some of our competitors may also limit our ability to increase our interest-earning assets.

There are potential higher risks stemming from the loans we acquired in our Federal Deposit Insurance Corporation-assisted transaction.

The credit risks associated with the loans and other real estate owned we acquired in our FDIC-assisted acquisition of First State Bank in October 2011, was substantially mitigated by the discount we received from the FDIC; however, these assets are not without risk of loss. Although these acquired assets were initially accounted for at fair value, which reflects an estimate of expected credit losses related to these assets, we did not purchase the assets with loss share from the FDIC. To the extent future cash flows are less than those estimated at time of acquisition, we will recognize impairment losses on the underlying loan pools.  Fluctuations in national, regional and local economic conditions and other factors may increase the level of charge-offs on the loans we acquired in this transaction and correspondingly reduce our net income.

The composition of our balance sheet continues to be more heavily weighted towards loans and therefore changes in market interest rates in an increasing rate environment could adversely affect our financial condition and results of operations.

Our financial condition and results of operations are significantly affected by changes in market interest rates. Our results of operations substantially depend on our net interest income, which is the difference between the interest income we earn on our interest-earning assets and the interest expense we pay on our interest-bearing liabilities. Our interest-bearing liabilities generally reprice or mature more quickly than our interest-earning assets. If rates increase rapidly, we would likely have to increase the rates we pay on our deposits and borrowed funds more quickly than any changes in interest rates earned on our loans and investments, resulting in a negative effect on interest spreads and net interest income. In addition, the effect of rising rates could be compounded if deposit customers move funds from savings accounts to higher rate certificate of deposit accounts. Conversely, should market interest rates fall below current levels, our net interest margin could also be affected negatively if competitive pressures keep us from further reducing rates on our deposits, while the yields on our assets decrease more rapidly through loan prepayments and interest rate adjustments.

Increases in interest rates also may decrease loan demand and/or may make it more difficult for borrowers to repay adjustable rate loans.  Additionally, increases in interest rates may increase capitalization rates utilized in valuing income producing properties. This can result in lower appraised values, which can limit the ability of borrowers to refinance existing debt and may result in higher charge-offs of our non-performing collateral dependent loans.

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

Changes in interest rates also affect the carrying value of our interest earning assets and in particular our securities portfolio.  Generally, the value of securities fluctuates inversely with changes in interest rates.  At December 31, 2014, the fair value of our securities portfolio (excluding Federal Home Loan Bank of New York stock) totaled $781.3 million.

At December 31, 2014, our simulation model indicated that our net portfolio value (the net present value of our interest-earning assets and interest-bearing liabilities) would decrease by 19.55% if there was an instantaneous parallel 200 basis point increase in market interest rates. Although interest rate risk calculations provide an indication of our interest rate risk exposure at a particular point in time, such measurements are not intended to and do not provide a precise forecast of the effect of changes in market interest rates on our net portfolio value or net interest income and will likely differ from actual results.

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

Our funding sources may prove insufficient to replace deposits and support our future growth.

We must maintain sufficient funds to respond to the needs of depositors and borrowers. As a part of our liquidity management, we use a number of funding sources in addition to core deposit growth and repayments and maturities of loans and investments. These additional sources consist primarily of Federal Home Loan Bank advances, proceeds from the sale of loans, federal funds purchased and brokered certificates of deposit. As we continue to grow, we are likely to become more dependent on these sources. Adverse operating results or changes in industry conditions could lead to difficulty or an inability to access these additional funding sources. Our financial flexibility will be severely constrained if we are unable to maintain our access to funding or if adequate financing is not available to accommodate future growth at acceptable interest rates. If we are required to rely more heavily on more expensive funding sources to support future growth, our revenues may not increase proportionately to cover our costs. In this case, our operating margins and profitability would be adversely affected.
Our success depends on hiring and retaining certain key personnel.
Our performance largely depends on the talents and efforts of highly skilled individuals. We rely on key personnel to manage and operate our business, including major revenue generating functions such as loan and deposit generation. The loss of key staff may adversely affect our ability to maintain and manage these functions effectively, which could negatively affect our revenues. In addition, loss of key personnel could result in increased recruiting and hiring expenses, which could cause a decrease in our net income. Our continued ability to compete effectively depends on our ability to attract new employees and to retain and motivate our existing employees.
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

We report certain assets, including securities, at estimated fair value. Generally, for assets that are reported at estimated fair value, we use quoted market prices or valuation models that utilize observable market inputs to estimate fair value. Because we carry these assets on our books at their estimated fair value, we may incur losses even if the asset in question presents minimal credit risk. Elevated delinquencies, defaults, and estimated losses from the disposition of collateral in our private-label mortgage-backed securities portfolio may require us to recognize additional other-than-temporary impairments in future periods with respect to our securities portfolio. The amount and timing of any impairment recognized will depend on the severity and duration of the decline in the estimated fair value of the securities and our estimation of the anticipated recovery period.

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

Our 2014 Equity Incentive Plan will increase our expenses and reduce our income, and may dilute your ownership interests.
In May 2014, our stockholders approved the Northfield Bancorp, Inc. 2014 Equity Incentive Plan. Stockholders approved the issuance of 1,422,357 shares of common stock pursuant to restricted stock and the issuance of 3,555,892 shares of common stock pursuant to stock options. During 2014, we recognized $2.4 million in non-interest expense relating to this stock benefit plan and we expect to incur similar expenses in the future.
We may fund the 2014 Equity Incentive Plan either through open market purchases or from the issuance of authorized but unissued shares of common stock. Our ability to repurchase shares of common stock to fund this plan will be subject to many factors, including, but not limited to, applicable regulatory restrictions on stock repurchases, the availability of stock in the market, the trading price of the stock, our capital levels, alternative uses for our capital and our financial performance. Our intention is to fund the plan through open market purchases and we repurchased 10.5 million shares during 2014. However, stockholders would experience a reduction in ownership interest in the event newly issued shares of our common stock are used to fund stock options and shares of restricted common stock.

We are required to maintain a significant percentage of our total assets in residential mortgage loans and investments secured by residential mortgage loans, which restricts our ability to diversify our loan portfolio.

A federal savings bank differs from a commercial bank in that it is required to maintain at least 65% of its total assets in “qualified thrift investments” which generally include loans and investments for the purchase, refinance, construction, improvement, or repair of residential real estate, as well as home equity loans, education loans and small business loans. To maintain our federal savings bank charter we have to be a “qualified thrift lender” or “QTL” in nine out of each 12 immediately preceding months. The QTL requirement limits the extent to which we can grow our commercial loan portfolio, and failing the QTL test can result in an enforcement action. However, a loan that does not exceed $2 million (including a group of loans to one borrower) that is for commercial, corporate, business, or agricultural purposes is included in our qualified thrift investments. As of December 31, 2014, we maintained 81.6% of our portfolio assets in qualified thrift investments. Because of the QTL requirement, we may be limited in our ability to change our asset mix and increase the yield on our earning assets by growing our commercial loan portfolio.

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

Risks associated with system failures, interruptions, or breaches of security could affect our earnings negatively.

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

The USA PATRIOT and Bank Secrecy Acts require financial institutions to develop programs to prevent financial institutions from being used for money laundering and terrorist activities.  If such activities are detected, financial institutions are obligated to file suspicious activity reports with the U.S. Treasury’s Office of Financial Crimes Enforcement Network.  These rules require financial institutions to establish procedures for identifying and verifying the identity of customers seeking to open new financial accounts.  Failure to comply with these regulations could result in fines or sanctions.  Recently, several banking institutions have received large fines for non-compliance with these laws and regulations.  While we have developed policies and procedures designed to assist in compliance with these laws and regulations, these policies and procedures may not be effective in preventing violations of these laws and regulations.

Changes in the structure of Fannie Mae and Freddie Mac (“GSEs”) and the relationship among the GSEs, the federal government and the private markets, or the conversion of the current conservatorship of the GSEs into receivership, could result in significant changes to our securities portfolio.

The GSEs are currently in conservatorship, with their primary regulator, the Federal Housing Finance Agency, acting as conservator. We cannot predict if, when or how the conservatorships will end, or any associated changes to the GSEs’ business structure that could result. We also cannot predict whether the conservatorships will end in receivership. There are several proposed approaches to reform the GSEs which, if enacted, could change the structure of the GSEs and the relationship among the GSEs, the government and the private markets, including the trading markets for agency conforming mortgage loans and markets for mortgage-related securities in which we participate. We cannot predict the prospects for the enactment, timing or content of legislative or rulemaking proposals regarding the future status of the GSEs. Accordingly, there continues to be uncertainty regarding the future of the GSEs, including whether they will continue to exist in their current form. GSE reform, if enacted, could result in a significant change and adversely impact our business operations.

Financial reform legislation has, among other things, tightened capital standards, and created the Consumer Financial Protection Bureau, resulting in new laws and regulations that are expected to increase our costs of operations.

The Dodd-Frank Act requires various federal agencies to adopt a broad range of new implementing rules and regulations, and to prepare numerous studies and reports for Congress. The federal agencies are given significant discretion in drafting the implementing rules and regulations, and consequently, many of the details and much of the impact of the Dodd-Frank Act may not be known for many months or years. We expect that our operating and compliance costs, and possibly our interest expense, could increase as a result of the Dodd-Frank Act and the implementing rules and regulations. The need to comply with additional rules and regulations, as well as state laws and regulations to which we were not subject previously, will also divert management’s time from managing the remainder of our operations. Higher capital levels could require us to maintain higher levels of assets that earn less interest and dividend income.

Changes in the valuation of our securities portfolio could reduce net income and lower our capital levels.

Our securities portfolio may be affected by fluctuations in market value, potentially reducing accumulated other comprehensive income and/or earnings.  Fluctuations in market value may be caused by changes in market interest rates, lower market prices for securities and limited investor demand.  Management evaluates securities for other-than-temporary impairment on a quarterly basis, with more frequent evaluation for selected issues.  In analyzing a debt issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, industry analysts’ reports and, to a lesser extent given the relatively insignificant levels of depreciation in our debt portfolio, spread differentials between the effective rates on instruments in the portfolio compared to risk-free rates.  In analyzing an equity issuer’s financial condition, management considers industry analysts’ reports, financial performance and projected target prices of investment analysts within a one-year time frame.  If this evaluation shows impairment to the actual or projected cash flows associated with one or more securities, a potential loss to earnings may occur.  Changes in interest rates can also have an adverse effect on our financial condition, as our available-for-sale securities are reported at their estimated fair value, and therefore are impacted by fluctuations in interest rates.  We increase or decrease our stockholders’ equity by the amount of change in the estimated fair value of the available-for-sale securities, net of taxes.  The declines in market value could result in other-than-temporary impairments of these assets, which would lead to accounting charges that could have a material adverse effect on our net income and capital levels. Changes in interest rates can also have an adverse effect on our financial condition, as our available-for-sale securities are reported at their estimated fair value, and therefore are impacted by fluctuations in interest rates.

Effective December 10, 2013, pursuant to the Dodd-Frank Act, federal banking and securities regulators issued final rules to implement Section 619 of the Dodd-Frank Act (the “Volcker Rule”). Generally, subject to a transition period and certain exceptions, the Volcker Rule restricts insured depository institutions and their affiliated companies from engaging in short-term proprietary trading of certain securities, investing in funds with collateral comprised of less than 100% loans that are not registered with the Securities and Exchange Commission and from engaging in hedging activities that do not hedge a specific identified risk. After the transition period, the Volcker Rule prohibitions and restrictions will apply to banking entities unless an exception applies. We continue to analyze the impact of the Volcker Rule on our investment portfolio, and whether any changes are required to our investment strategies that could negatively affect our earnings.

We have become subject to more stringent capital requirements, which may adversely impact our return on equity, require us to raise additional capital, or constrain us from paying dividends or repurchasing shares.

In July 2013, the federal banking agencies approved a new rule that substantially amended the regulatory risk-based capital rules applicable to Northfield Bancorp, Inc. and Northfield Bank. The final rule implements the “Basel III” regulatory capital reforms and changes required by the Dodd-Frank Act.

The final rule includes new minimum risk-based capital and leverage ratios, which were effective for us on January 1, 2015, and refines the definition of what constitutes “capital” for purposes of calculating these ratios.  The new minimum capital requirements will be: (i) a new common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 to risk-based assets capital ratio of 6% (increased from 4%); (iii) a total capital ratio of 8% (unchanged from current rules); and (iv) a Tier 1 leverage ratio of 4%. The final rule also establishes a “capital conservation buffer” of 2.5%, and will result in the following minimum ratios: (i) a common equity Tier 1 capital ratio of 7.0%, (ii) a Tier 1 to risk-based assets capital ratio of 8.5%, and (iii) a total capital ratio of 10.5%. The new capital conservation buffer requirement will be phased in beginning in January 2016 at 0.625% of risk-weighted assets and will increase each year until fully implemented in January 2019. An institution will be subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations will establish a maximum percentage of eligible retained income that can be utilized for such actions.

We have analyzed the effects of these new capital requirements as if these new requirements had been in effect as of December 31, 2014, and we believe that Northfield Bank and the Company meet all of these new requirements, including the full 2.5% capital conservation buffer.

The application of more stringent capital requirements, among other things, could result in lower returns on equity, require the raising of additional capital, and result in regulatory actions if we were to be unable to comply with such requirements.  Furthermore, the imposition of liquidity requirements in connection with the implementation of Basel III could result in our having to lengthen the term of our funding, restructure our business models, and/or increase our holdings of liquid assets.  Implementation of changes to asset risk weightings for risk-based capital calculations, items included or deducted in calculating regulatory capital and/or additional capital conservation buffers could result in management modifying its business strategy, and could limit our ability to make distributions, including paying out dividends or buying back shares.  Specifically, beginning in 2016, Northfield Bancorp Inc.’s ability to pay dividends will be limited if it does not have the capital conservation buffer required by the new capital rules, which may limit our ability to pay dividends to stockholders.  See “Supervision and Regulation.”

The value of our deferred tax asset could be reduced if corporate tax rates in the U.S. are decreased or if the City of New York enacts similar legislation to that of the State of New York.

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

There have been recent discussions by representatives of the City of New York regarding changing how taxable income is apportioned for banking entities like ours and decreasing the corporate tax rate. While we may benefit in some respects from any decreases in these corporate tax rates, any reduction in the corporate tax rate would result in a significant decrease to the value of our net deferred tax asset, which could negatively affect our financial condition and results of operations.

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

Acquisitions may disrupt our business and dilute stockholder value.

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

Acquiring other banks, businesses, or branches may have an adverse effect on our financial results and may involve various other risks commonly associated with acquisitions.

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

Although we currently pay dividends on a quarterly basis, stockholders are not entitled to receive dividends.  Federal regulations also may restrict capital distributions, which include cash dividends, to ensure the institution maintains adequate capital requirements.

Legal and regulatory proceedings and related matters could adversely affect us or the financial services industry in general.

We, and other participants in the financial services industry upon whom we rely to operate, have been and may in the future become involved in legal and regulatory proceedings. Most of the proceedings we consider to be in the normal course of our business or typical for the industry; however, it is inherently difficult to assess the outcome of these matters, and other participants in the financial services industry or we may not prevail in any proceeding or litigation. Any adverse determination could negatively affect our business, brand or image, or our financial condition and results of our operations.

We are subject to environmental liability risk associated with lending activities.

A significant portion of our loan portfolio is secured by real estate, and we could become subject to environmental liabilities with respect to one or more of these properties. During the ordinary course of business, we may foreclose on and take title to properties securing defaulted loans. In doing so, there is a risk that hazardous or toxic substances could be found on these properties. If hazardous conditions or toxic substances are found on these properties, we may be liable for remediation costs, as well as for personal injury and property damage, civil fines and criminal penalties regardless of when the hazardous conditions or toxic substances first affected any particular property. Environmental laws may require us to incur substantial expenses to address unknown liabilities and may materially reduce the affected property’s value or limit our ability to use or sell the affected property. In addition, future laws or more stringent interpretations or enforcement policies with respect to existing laws may increase our exposure to environmental liability. Although we have policies and procedures to perform an environmental review before initiating any foreclosure action on nonresidential real property, these reviews may not be sufficient to detect all potential environmental hazards. The remediation costs and any other financial liabilities associated with an environmental hazard could have a material adverse effect on us.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

There are no unresolved staff comments.

ITEM 2.	PROPERTIES

The Company operates from the Bank’s home office in Staten Island, New York, our corporate offices located at 581 Main Street, Woodbridge, New Jersey, and our additional 29 branch offices located in New York and New Jersey, and its lending office located in Brooklyn, New York.  Our branch offices are located in the New York Counties of Richmond, and Kings and the New Jersey Counties of Middlesex and Union.  The net book value of our premises, land, and equipment was $26.2 million at December 31, 2014.

ITEM 3.	LEGAL PROCEEDINGS

In the normal course of business, we may be party to various outstanding legal proceedings and claims.  In the opinion of management, the consolidated financial statements will not be materially affected by the outcome of such legal proceedings and claims as of December 31, 2014.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our shares of common stock are traded on the NASDAQ Global Select Market under the symbol “NFBK.”  The approximate number of holders of record of Northfield Bancorp, Inc.’s common stock as of February 28, 2015, was 5,017.  Certain shares of Northfield Bancorp, Inc. are held in “nominee” or “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number.  The following table presents quarterly market information for Northfield Bancorp, Inc. common stock for the years ended December 31, 2014 and 2013.  The following information was provided by the NASDAQ Global Stock Market.

	High	Low	Dividends
Quarter ended December 31, 2014	$15.15	$12.65	$0.07
Quarter ended September 30, 2014	$13.88	$12.64	$0.07
Quarter ended June 30, 2014	$13.52	$12.40	$0.06
Quarter ended March 31, 2014	$13.28	$12.27	$0.06
Quarter ended December 31, 2013	$13.43	$12.00	$0.06
Quarter ended September 30, 2013	$12.50	$11.46	$0.06
Quarter ended June 30, 2013	$11.92	$11.21	$0.31
Quarter ended March 31, 2013	$11.50	$10.73	$0.06

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

Stock Performance Graph

Set forth below is a stock performance graph (Source: SNL Financial) comparing (a) the cumulative total return on the Northfield Bancorp, Inc.’s common stock for the period December 31, 2009, through December 31, 2014, (b) the cumulative total return of the stocks included in the NASDAQ Composite Index over such period, and, (c) the cumulative total return on stocks included in the NASDAQ Bank Index over such period.  Cumulative return assumes the reinvestment of dividends, and is expressed in dollars based on an assumed investment of $100.

	As of
Index	12/31/2009	12/31/2010	12/31/2011	12/31/2012	12/31/2013	12/31/2014
Northfield Bancorp, Inc.	100.00	99.96	108.12	117.43	148.65	170.03
NASDAQ Composite Index	100.00	118.15	117.22	138.02	193.47	222.16
NASDAQ Bank Index	100.00	114.16	102.17	121.26	171.86	180.31
SNL U.S. Thrift Index*	100.00	104.49	87.90	106.91	137.20	147.56
 *For 2014, we added the SNL U.S. Thrift Index, which includes companies that we believe operate similar business models, certain of which we consider to be our peers in the financial institutions industry.

Northfield Bancorp, Inc. had in effect at December 31, 2014, the 2014 Equity Incentive Plan which was approved by stockholders on May 28, 2014.  The 2014 Equity Incentive Plan provides for the issuance of up to 4,978,249 equity awards.  As of December 31, 2014, the Compensation Committee of the Board of Directors had awarded 1,001,200 shares of restricted stock, and 2,502,600 stock options.

Northfield Bancorp, Inc. had in effect at December 31, 2014, the 2008 Equity Incentive Plan which was approved by stockholders on December 17, 2008.  The 2008 Equity Incentive Plan provides for the issuance of up to 4,311,796 equity awards.  As of December 31, 2014, the Compensation Committee of the Board of Directors awarded 1,171,856 shares of restricted stock, and 2,928,410 stock options with tandem stock appreciation rights.  These share amounts have been restated as a result of the completion of the second-step conversion at a ratio of 1.4029-to-one.

Issuer Purchases of Equity Securities

The following table shows the Company’s repurchase of its common stock for each calendar month in the three months ended December 31, 2014.

			Total Number of
			Shares Purchased	Maximum Number
	Total Number	Average	as Part of Publicly	of Shares that May Yet
	of Shares	Price Paid per	Announced Plans	Be Purchased Under
Period	Purchased	Share	or Programs (1)	Plans or Programs (1)
October 1, 2014, through October 31, 2014	1,681,850	$13.63	1,681,850	1,433,908
November 1, 2014, through November 30, 2014	234,412	$14.11	233,700	1,206,773
December 1, 2014, through December 31, 2014	337,400	$14.20	337,400	2,175,785
Total	2,253,662	$13.77	2,252,950

(1) On December 17, 2014, the Company's Board of Directors revised its current repurchase program to allow for the repurchase of up to an additional $20.0 million of the Company's common stock for a total of $170.0 million as of this date. The repurchase program permits shares to be repurchased in open market or private transactions, through block trades, and pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities and Exchange Commission. The number of shares remaining to be purchased at December 31, 2014, is calculated utilizing the remaining approved repurchase amount of $32.2 million divided by the closing price of the stock on that day.

ITEM 6.	SELECTED FINANCIAL DATA

The summary information presented below at the dates or for each of the years presented is derived in part from our consolidated financial statements.  The following information is only a summary, and should be read in conjunction with our consolidated financial statements and notes included in this Annual Report.

	At December 31,
	2014	2013	2012	2011	2010
	(In thousands)
Selected Financial Condition Data:
Total assets	$3,020,869	$2,702,764	$2,813,201	$2,376,918	$2,247,167
Cash and cash equivalents	76,709	61,239	128,761	65,269	43,852
Trading securities	6,422	5,998	4,677	4,146	4,095
Securities available-for-sale, at estimated market value	771,239	937,085	1,275,631	1,098,725	1,244,313
Securities held-to-maturity	3,609	—	2,220	3,617	5,060
Loans held-for-sale	—	—	—	452	1,170
Loans held-for-sale (non-performing)	—	471	5,447	3,448	—
Loans held-for-investment:
Purchased credit-impaired (PCI) loans	44,816	59,468	75,349	88,522	—
Loans acquired	265,685	77,817	101,433	—	—
Originated loans, net	1,632,494	1,352,191	1,066,200	985,945	827,591
Loans held-for-investment, net	1,942,995	1,489,476	1,242,982	1,074,467	827,591
Allowance for loan losses	(26,292)	(26,037)	(26,424)	(26,836)	(21,819)
Net loans held-for-investment	1,916,703	1,463,439	1,216,558	1,047,631	805,772
Bank owned life insurance	129,015	125,113	93,042	77,778	74,805
Federal Home Loan Bank of New York stock, at cost	29,219	17,516	12,550	12,677	9,784
Other real estate owned	752	634	870	3,359	171
Deposits	1,620,665	1,492,689	1,956,860	1,493,526	1,372,842
Borrowed funds	778,658	470,325	419,122	481,934	391,237
Total liabilities	2,426,941	1,986,656	2,398,328	1,994,268	1,850,450
Total stockholders’ equity	$593,928	$716,108	$414,873	$382,650	$396,717

	Years Ended December 31,
	2014	2013	2012	2011	2010
	(In thousands)
Selected Operating Data:
Interest income	$91,701	$92,470	$91,539	$91,017	$86,495
Interest expense	15,352	16,948	22,644	25,413	24,406
Net interest income before provision for loan losses	76,349	75,522	68,895	65,604	62,089
Provision for loan losses	645	1,927	3,536	12,589	10,084
Net interest income after provision for loan losses	75,704	73,595	65,359	53,015	52,005
Non-interest income:
Bargain purchase gain, net of tax	—	—	—	3,560	—
Non-interest income (other)	8,460	10,161	8,586	8,275	6,842
Non-interest expense	52,042	53,873	48,998	41,530	38,684
Income before income taxes	32,122	29,883	24,947	23,320	20,163
Income tax expense	11,856	10,736	8,916	6,497	6,370
Net income	$20,266	$19,147	$16,031	$16,823	$13,793
Net income per common share - basic	$0.41	$0.35	$0.30	$0.30	$0.24
Net income per common share - diluted	$0.41	$0.34	$0.29	$0.30	$0.24
Weighted average basic shares outstanding	49,006,129	54,637,680	54,339,467	56,216,794	58,066,110
Weighted average diluted shares outstanding	50,032,259	55,560,309	55,115,680	56,842,889	58,461,615

Note: Weighted average basic and diluted shares have been restated to reflect the completion of our second-step conversion on January 24, 2013, at an exchange ratio of 1.4029-to-one.

	At or For the Years Ended December 31,
	2014	2013	2012	2011	2010
Selected Financial Ratios and Other Data:
Performance Ratios:
Return on assets (ratio of net income to average total assets)	0.73%	0.70%	0.65%	0.72%	0.65%
Return on equity (ratio of net income to average equity)	3.07	2.70	4.08	4.27	3.46
Interest rate spread(2)	2.74	2.68	2.76	2.75	2.78
Net interest margin(1)	2.97	2.97	2.98	3.01	3.10
Dividend payout ratio(5)	63.57	140.28	10.74	22.00	23.98
Efficiency ratio(3)	61.36	62.87	63.24	53.63	56.12
Non-interest expense to average total assets	1.88	1.97	1.99	1.79	1.82
Average interest-earning assets to average interest-bearing liabilities	139.12	142.73	122.83	122.23	125.52
Average equity to average total assets	23.75	25.90	15.94	16.95	18.81
Asset Quality Ratios:
Non-performing assets to total assets	0.51	0.68	1.30	1.99	2.72
Non-performing loans to total loans	0.75	1.19	2.86	4.07	7.36
Originated non-performing loans to originated loans(6)	0.83	1.18	2.98	4.43	7.36
Allowance for loan losses to non-performing loans held-for-investment(7)	180.29	150.23	87.73	66.40	35.83
Allowance for loan losses to total loans held-for-investment, net(8)	1.35	1.75	2.13	2.50	2.64
Allowance for loan losses to originated loans held-for-investment, net(6)	1.61	1.93	2.48	2.72	2.64
Capital Ratios:
Total capital (to risk-weighted assets)(4)	22.95	28.94	22.30	24.71	27.39
Tier I capital (to risk-weighted assets)(4)	21.77	27.69	21.04	23.42	26.12
Tier I capital (to adjusted assets)(4)	16.46	19.88	12.65	13.42	13.43
Other Data:
Number of full service offices	30	30	29	24	20
Full time equivalent employees	302	306	306	277	243

(1)	The net interest margin represents net interest income as a percent of average interest-earning assets for the period.
(2)	The interest rate spread represents the difference between the weighted-average yield on interest earning assets and the weighted-average costs of interest-bearing liabilities.
(3)	The efficiency ratio represents non-interest expense divided by the sum of net interest income and non-interest income.
(4)	Capital ratios are presented for Northfield Bank only.
(5)
Dividend payout ratio is calculated as total dividends declared for the year (excluding any dividends waived by Northfield Bancorp, MHC) divided by net income for the year. 2013 includes a special dividend of $0.25 per share.

(6)	Excludes PCI loans held-for-investment.
(7)	Excludes non-performing loans held-for-sale, carried at aggregate lower of cost or estimated fair value, less costs to sell.
(8)	Includes PCI loans held-for-investment.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Consolidated Financial Statements of Northfield Bancorp, Inc. and the Notes thereto included elsewhere in this report (collectively, the “Financial Statements”).

Overview

Net income was $20.3 million and $19.1 million for the years ended December 31, 2014 and 2013, respectively. Significant variances from the prior year are as follows: an $827,000 increase in net interest income, a $1.3 million decrease in the provision for loan losses, a $1.7 million decrease in non-interest income, a $1.8 million decrease in non-interest expense, and a $1.1 million increase in income tax expense. Net income in 2014 included the following non-routine transactions: a reduction of compensation and benefits of $937,000 ($560,000 after-tax) related to the settlement of the former Flatbush Federal Savings & Loan Association pension plan and a charge of $570,000 related to the write-down of deferred assets as a result of changes in tax laws enacted in the State of New York during 2014.

Our assets increased by $318.1 million, or 11.8%, to $3.02 billion at December 31, 2014, from $2.70 billion at December 31, 2013.  The increase was primarily attributable to a $453.3 million, or 31.0%, increase in net loans-held-for-investment, partially offset by a $165.8 million, or 17.7%, decrease in securities available-for sale.

Our liabilities increased by $440.3 million, or 22.2%, to $2.43 billion, at December 31, 2014, from $1.99 billion at December 31, 2013. The increase was primarily due to increases in borrowings of $286.1 million, deposits of $128.0 million, and securities sold under agreements to repurchase of $22.2 million.

Our stockholders’ equity decreased by $122.2 million, or 17.1%, to $593.9 million at December 31, 2014, from $716.1 million at December 31, 2013. This decrease was primarily attributable to stock repurchases of $138.7 million and dividend payments of $12.9 million, partially offset by net income of $20.3 million for the year ended December 31, 2014, an increase in stock compensation activity of $5.2 million and a decrease in accumulated other comprehensive loss of $3.9 million primarily as a result of the increase in fair value of our securities available-for-sale portfolio in response to the decrease in the interest rate environment from December 31, 2013.

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

The allowance for loan losses has been determined in accordance with U.S. GAAP.  We are responsible for the timely and periodic determination of the amount of the allowance required.  We believe that our allowance for loan losses is adequate to cover identifiable losses, as well as estimated losses inherent in our portfolio for which certain losses are probable but not specifically identifiable.

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

The analysis of the allowance for loan losses has a component for impaired loans held-for-investment, purchased credit-impaired (“PCI”) loans, and a component for general loan losses, including unallocated reserves.  Management has defined an impaired loan (excluding PCI loans) to be a loan for which it is probable, based on current information, that we will not collect all amounts due in accordance with the contractual terms of the loan agreement.  We have defined the population of impaired loans to be all non-accrual loans with an outstanding balance of $500,000 or greater, and all loans subject to a troubled debt restructuring.  Impaired loans are individually assessed to determine that the loan’s carrying value is not in excess of the estimated fair value of the collateral (less cost to sell), if the loan is collateral dependent, or the present value of the expected future cash flows, if the loan is not collateral dependent.  Management performs a detailed evaluation of each impaired loan and generally obtains updated appraisals as part of the evaluation.  In addition, management adjusts estimated fair values down to appropriately consider recent market conditions, our willingness to accept a lower sales price to effect a quick sale, and costs to dispose of any supporting collateral.  Determining the estimated fair value of underlying collateral (and related costs to sell) can be difficult in illiquid real estate markets and is subject to significant assumptions and estimates.  Management employs an independent third-party expert in appraisal preparation and review to ascertain the reasonableness of updated appraisals.  Projecting the expected cash flows under TDRs is inherently subjective and requires, among other things, an evaluation of the borrower’s current and projected financial condition.  Actual results may be significantly different than our projections, and our established allowance for loan losses on these loans, and could have a material effect on our financial results.

The second component of the allowance for loan losses is the general loss allocation.  This assessment excludes impaired, trouble-debt restructured, held-for-sale and PCI loans, with loans being grouped into similar risk characteristics, primarily loan type, loan-to-value (if collateral dependent) and internal credit risk rating.  We apply an estimated loss rate to each loan group.  The loss rates applied are based on our loss experience (using appropriate look-back and loss emergence periods) as adjusted for our qualitative assessment of relevant changes related to: underwriting standards; delinquency trends; collection, charge-off and recovery practices; the nature or volume of the loan group; changes in lending staff; concentration of loan type; current economic conditions; and other relevant factors considered appropriate by management. The loss emergence period is the estimated time from the date of the loss event to the actual recognition of the loss (typically via the first charge-off), and is determined based upon a study of the Company's past loss experience by loan group.  In evaluating the estimated loss factors to be utilized for each loan group, management also reviews actual loss history over an extended period of time as reported by the Federal Deposit Insurance Corporation for institutions both nationally and in our market area, during periods that are believed to have been under similar economic conditions.  This evaluation is inherently subjective as it requires material estimates that may be susceptible to significant revisions based on changes in economic and real estate market conditions.  Actual loan losses may be significantly different than the allowance for loan losses we have established, and could have a material effect on our financial results.  We also maintain an unallocated component related to the general loss allocation.  The primary purpose of the unallocated component is to account for the inherent imprecision of the loss estimation process related primarily to periodic updating of appraisals on impaired loans and the internal and external credit risk rating process, including loans that are not subject to an independent third party review, such as loans that are less than $500,000.
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

We have a concentration of loans secured by real property located in New York City, New Jersey, and to a lesser extent Eastern Pennsylvania.  As a substantial amount of our loan portfolio is collateralized by real estate, appraisals of the underlying value of property securing loans are critical in determining the amount of the allowance required for specific loans.  Assumptions for appraisal valuations are instrumental in determining the value of properties.  Overly optimistic assumptions or negative changes to assumptions could significantly impact the valuation of a property securing a loan and the related allowance determined.  The assumptions supporting such appraisals are reviewed by management and an independent third-party appraiser to determine that the resulting values reasonably reflect amounts realizable on the collateral.  Based on the composition of our loan portfolio, we believe the primary risks are increases in interest rates, a decline in the economy generally, or a decline in real estate market values in New York, or New Jersey, or Eastern Pennsylvania.  Any one or a combination of these events may adversely affect our loan portfolio resulting in delinquencies, increased loan losses, and future loan loss provisions.

Although we believe we have established and maintained the allowance for loan losses at adequate levels, changes may be necessary if future economic or other conditions differ substantially from our estimation of the current operating environment.  Although management uses the information available, the level of the allowance for loan losses remains an estimate that is subject to significant judgment and short-term change.  In addition, the Office of the Comptroller of the Currency, as an integral part of their examination process, will review our allowance for loan losses and may require us to recognize adjustments to the allowance based on their judgments about information available to them at the time of their examination. Our last completed Safety and Soundness regulatory examination was as of June 30, 2014.

Additionally, loans acquired with no evidence of credit deterioration are held-for-investment and initially valued at an estimated fair value on the date of acquisition, with no initial related allowance for loan losses. These loans are collectively evaluated for impairment on a quarterly basis as part of our analysis of the allowance for loan losses.

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

Real estate acquired by us as a result of foreclosure or by deed in lieu of foreclosure is classified as other real estate owned.  When we acquire other real estate owned, we generally obtain a current appraisal to substantiate the net carrying value of the asset.  The asset is recorded at the lower of cost or estimated fair value, establishing a new carrying value.  Holding costs and declines in estimated fair value result in charges to expense after acquisition.

Purchased Credit-Impaired Loans.  Purchased credit-impaired loans, or “PCI” loans, are subject to our internal credit review.  If and when credit deterioration occurs at the loan pool level subsequent to the acquisition date, a provision for credit losses for PCI loans will be charged to earnings for the full amount of the decline in expected cash flows for the pool.  Under the accounting guidance for acquired credit impaired loans, the allowance for loan losses on PCI loans is measured at each financial reporting date based on future expected cash flows.  This assessment and measurement is performed at the pool level and not at the individual loan level.  Accordingly, decreases in expected cash flows resulting from further credit deterioration, on a pool basis, as of such measurement date compared to those originally estimated are recognized by recording a provision and allowance for credit losses on PCI loans.  Subsequent increases in the expected cash flows of the loans in each pool would first reduce any allowance for loan losses on PCI loans; and any excess will be accreted prospectively as a yield adjustment.  The analysis of expected cash flows for pools incorporates updated pool level expected prepayment rates, default rates, and delinquency levels, and loan level loss severity given default assumptions.  The expected cash flows are estimated based on factors which include loan grades established in Northfield Bank's ongoing credit review program, likelihood of default based on observations of specific loans during the credit review process as well as applicable industry data, loss severity based on updated evaluation of cash flows from available collateral, and the contractual terms of the underlying loan agreement.  Actual cash flows could differ from those expected, and others provided with the same information could draw different reasonable conclusions and calculate different expected cash flows.

Goodwill and Other Intangibles.  We record all assets and liabilities in acquisitions, including goodwill and other intangible assets, at fair value as of the acquisition date, and expense all acquisition related costs as incurred.  Goodwill totaling $16.2 million at December 31, 2014, is not amortized but is subject to annual tests for impairment or more often if events or circumstances indicate it may be impaired.  Other intangible assets, such as core deposit intangibles, are amortized over their estimated useful lives and are subject to impairment tests if events or circumstances indicate a possible inability to realize the carrying amount. Such evaluation of other intangible assets is based on undiscounted cash flow projections. The initial recording of goodwill and other intangible assets requires subjective judgments concerning estimates of the fair value of the acquired assets and assumed liabilities.

The goodwill impairment analysis is generally a two-step test. However, we may, under current accounting guidance, first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. We are not required to calculate the fair value of our reporting unit if, based on a qualitative assessment, we determine that it was more likely than not that the unit’s fair value was not less than its carrying amount. During 2014,  we elected to perform step one of the two-step goodwill impairment test for our reporting unit, but could perform the optional quantitative assessment in future periods. The first step compares the fair value of the reporting unit with its carrying amount, including goodwill. If the fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired; however, if the carrying amount of the reporting unit exceeds its fair value, an additional step must be performed. That additional step compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. The implied fair value of goodwill is determined in a manner similar to the amount of goodwill calculated in a business combination, i.e., by measuring the excess of the estimated fair value of the reporting unit, as determined in the first step above, over the aggregate estimated fair values of the individual assets, liabilities, and identifiable intangibles, as if the reporting unit was being acquired in a business combination at the impairment test date. An impairment loss is recorded to the extent that the carrying amount of goodwill exceeds its implied fair value. The loss establishes a new basis in the goodwill and subsequent reversal of goodwill impairment losses are not permitted.

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

Management is responsible for determining the estimated fair value of the securities in our portfolio.  In determining estimated fair values, each quarter management utilizes the services of an independent third-party service, recognized as a specialist in pricing securities.  The independent pricing service utilizes market prices of same or similar securities whenever such prices are available.  Prices involving distressed sellers are not utilized in determining fair value, if identifiable.  Where necessary, the independent third-party pricing service estimates fair value using models employing techniques such as discounted cash flow analyses.  The assumptions used in these models typically include assumptions for interest rates, credit losses, and prepayments, utilizing observable market data, where available.  Where the market price of the same or similar securities is not available, the valuation becomes more subjective and involves a high degree of judgment.  In addition, we compare securities prices to a second independent pricing service that is utilized as part of our asset liability risk management process and analyze significant anomalies in pricing including significant fluctuations, or lack thereof, in relation to other securities.  At December 31, 2014, and for each quarter end in 2014, all securities were priced by an independent third-party pricing service, and management made no adjustment to the prices received.

Determining that a decline in a security’s estimated fair value is other-than-temporary is inherently subjective, and becomes increasing difficult as it relates to mortgage-backed securities that are not guaranteed by the U.S. Government, or a U.S. Government Sponsored Enterprise (e.g., Fannie Mae and Freddie Mac).  In performing our evaluation of securities in an unrealized loss position, we consider among other things, the severity and duration of time that the security has been in an unrealized loss position and the credit quality of the issuer.  As it relates to private label mortgage-backed securities not guaranteed by the U.S. Government, Fannie Mae, or Freddie Mac, we perform a review of the key underlying loan collateral risk characteristics including, among other things, origination dates, interest rate levels, composition of variable and fixed rates, reset dates (including related pricing indices), current loan to original collateral values, locations of collateral, delinquency status of loans, and current credit support.  In addition, for securities experiencing declines in estimated fair values of over 10%, as compared to its amortized cost, management also reviews published historical and expected prepayment speeds, underlying loan collateral default rates, and related historical and expected losses on the disposal of the underlying collateral on defaulted loans.  This evaluation is inherently subjective as it requires estimates of future events, many of which are difficult to predict.  Actual results could be significantly different than our estimates and could have a material effect on our financial results.

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

Stock Based Compensation.  We recognize the cost of director and employee services received in exchange for awards of equity instruments based on the grant-date fair value.

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

Comparison of Financial Condition at December 31, 2014 and 2013

Total assets increased $318.1 million, or 11.8%, to $3.02 billion at December 31, 2014, from $2.70 billion at December 31, 2013.  The increase was primarily attributable to increases in net loans held-for-investment of $453.3 million, cash and cash equivalents of $15.5 million and Federal Home Loan Bank of New York (FHLB) stock of $11.7 million, partially offset by a decrease in securities available-for-sale of $165.8 million.

Cash and cash equivalents increased by $15.5 million, or 25.3%, to $76.7 million at December 31, 2014, from $61.2 million at December 31, 2013. Balances fluctuate based on the timing of receipt of security and loan repayments and the redeployment of cash into higher yielding assets, or the funding of deposit or borrowing obligations.

The Company’s securities available-for-sale portfolio totaled $771.2 million at December 31, 2014, compared to $937.1 million at December 31, 2013.  At December 31, 2014, $699.8 million of the portfolio consisted of residential mortgage-backed securities issued or guaranteed by Fannie Mae, Freddie Mac, or Ginnie Mae.  In addition, the Company held $70.0 million in corporate bonds, all of which were considered investment grade at December 31, 2014, and also held $410,000 of equity investments in money market mutual funds. The effective duration of the securities portfolio at December 31, 2014 was 3.71 years.

Securities held-to-maturity increased to $3.6 million at December 31, 2014, from $0 at December 31, 2013, primarily due to purchases of securities, partially offset by principal payments.

Total loans held-for-investment, net, increased $453.5 million to $1.94 billion at December 31, 2014, as compared to $1.49 billion at December 31, 2013.

Originated loans held-for-investment, net, totaled $1.63 billion at December 31, 2014, as compared to $1.35 billion at December 31, 2013.  The increase was primarily due to an increase in multifamily real estate loans, which increased $201.2 million, or 23.1%, to $1.1 billion at December 31, 2014, from $871.0 million at December 31, 2013. The following table details our multifamily originations for the year ended December 31, 2014 (dollars in thousands):

Originations	Weighted Average Interest Rate	Weighted Average Loan-to-Value Ratio	(F)ixed or (V)ariable	Weighted Average Months to Next Rate Change or Maturity for Fixed Rate Loans	Amortization Term
$293,037	3.48%	59%	V	80	5 to 30 Years
5,710	4.57%	42%	F	172	2 to 15 Years
298,747	3.50%	59%

Acquired loans increased by $187.9 million to $265.7 million at December 31, 2014, from $77.8 million at December 31, 2013, primarily due to the purchase of $186.5 million of one-to-four family residential real estate loans during the third quarter of 2014. The following table provides the details of the one-to-four family residential real estate loans purchased during the year ended December 31, 2014 (dollars in thousands):

Purchases	Weighted Average Interest Rate	Weighted Average Loan-to-Value Ratio	Weighted Average Months to Next Rate Change	Amortization Term	Amortization Type
$71,782	2.47%	67%	53	30 Years	Fully amortizing
114,692	2.57%	61%	51	20 Years *	Delayed amortizing
$186,474	2.53%	63%
*After an interest-only period for the first 10 years

The weighted average coupon of 2.53% is net of the servicing fee. Of the total loans purchased, $114.7 million, or 62% of the balance, is interest-only for the initial 10 years and will re-price in less than five years at one month LIBOR plus a weighted average margin of 1.65%. The remainder of the purchase is scheduled to make principal and interest payments and will re-price in less than five years at one month LIBOR plus a weighted average margin of 1.83%. Additionally, the geographic locations of the loans are as follows: 46.0% in New York, 30.5% in Massachusetts, and 23.5% in other states.

PCI loans, primarily acquired as part of a transaction with the FDIC, totaled $44.8 million at December 31, 2014, as compared to $59.5 million at December 31, 2013.  The Company recorded accretion of interest income of $4.9 million for the year ended December 31, 2014, as compared to $5.7 million for the year ended December 31, 2013.

Bank owned life insurance increased $3.9 million, or 3.1%, to $129.0 million at December 31, 2014.  The increase was due to income earned in 2014.

Federal Home Loan Bank of New York stock, at cost, increased $11.7 million, or 66.8%, to $29.2 million at December 31, 2014, from $17.5 million at December 31, 2013.  This increase was attributable to required purchases due to increases in borrowings outstanding with the Federal Home Loan Bank of New York over the same time period.

Premises and equipment, net, decreased $2.8 million, or 9.7%, to $26.2 million at December 31, 2014, from $29.1 million at December 31, 2013.  This decrease was primarily attributable to depreciation expense of $3.6 million, partially offset by additions to leasehold improvements from the renovation of existing branches.

Other real estate owned increased $118,000 to $752,000 at December 31, 2014, from $634,000 at December 31, 2013.  This increase was attributable to acquisitions during the year.

Deposits increased $128.0 million, or 8.6%, to $1.62 billion at December 31, 2014, from $1.49 billion at December 31, 2013. The increase was attributable to increases of $51.3 million in savings accounts, $45.2 million in certificates of deposit ($40.2 million of which were brokered deposits), $29.1 million in transaction accounts, and $2.3 million in money market accounts.

Borrowings, consisting primarily of Federal Home Loan Bank advances and repurchase agreements, increased by $308.3 million, or 65.6%, to $778.7 million at December 31, 2014, from $470.3 million at December 31, 2013.  The increase in borrowings was primarily to fund the acquisition of the one-to-four family residential real estate loan pool discussed above. Management utilizes borrowings to mitigate interest rate risk, for short-term liquidity to fund loan growth, and to a lesser extent as part of leverage strategies.

Accrued expenses and other liabilities increased $2.6 million to $19.8 million at December 31, 2014, from $17.2 million at December 31, 2013.

Total stockholders’ equity decreased by $122.2 million to $593.9 million at December 31, 2014, from $716.1 million at December 31, 2013.  This decrease was primarily attributable to stock repurchases of $138.7 million and dividend payments of $12.9 million. These decreases were partially offset by net income of $20.3 million for the year ended December 31, 2014, a $5.2 million increase in stock compensation activity and a $3.9 million decrease in accumulated other comprehensive loss, primarily as a result of the increase in fair value of our securities available-for-sale portfolio in response to the decrease in the interest rate environment from December 31, 2013.

Comparison of Operating Results for the Years Ended December 31, 2014 and 2013

Net Income.  Net income was $20.3 million and $19.1 million for the years ended December 31, 2014 and 2013, respectively.  Significant variances from the prior year are as follows: an $827,000 increase in net interest income, a $1.3 million decrease in the provision for loan losses, a $1.7 million decrease in non-interest income, a $1.8 million decrease in non-interest expense, and a $1.1 million increase in income tax expense.

Interest Income.  Interest income decreased by $769,000, or 0.8%, to $91.7 million for the year ended December 31, 2014, as compared to $92.5 million for the year ended December 31, 2013.  The decrease was primarily due to a six basis point decrease in yields earned on interest-earning assets to 3.57% from 3.63% for the prior year, partially offset by an increase in average interest-earning assets of $23.9 million, or 0.9%, from $2.54 billion at December 31, 2013, to $2.57 billion at December 31, 2014. The increase in average interest-earning assets was due primarily to an increase in average loans outstanding of $289.0 million, partially offset by a decrease in mortgage-backed securities of $217.7 million and other securities of $50.0 million. Generally, rates on all earning assets decreased due to the general decline in market interest rates for these asset types. The year-ended December 31, 2014 included loan prepayment income of $1.2 million compared to $2.2 million for the year ended December 31, 2013.

Interest Expense.  Interest expense decreased $1.6 million, or 9.4%, to $15.4 million for the year ended December 31, 2014, from $16.9 million for the year ended December 31, 2013.  The decrease was attributable to a decrease in interest expense on borrowings of $486,000, or 4.7%, and a decrease in interest expense on deposits of $1.1 million, or 17.1%.  The decrease in interest expense on borrowings was attributable to a decrease of 74 basis points in the average cost of borrowings to 1.69% from 2.43% for the prior year, reflecting lower market interest rates for borrowed funds, partially offset by an increase of $159.6 million, or 37.2%, in average borrowings outstanding. The decrease in interest expense on deposits was attributable to a decrease in the average cost of interest-bearing deposits of five basis points to 0.43% from 0.48% for the prior year, reflecting lower market interest rates for short-term deposits, as well as a decrease of $96.1 million, or 7.1%, in average interest-bearing deposits.  The decrease in average deposit balances was attributable to a decrease of $63.5 million in certificates of deposit and a decrease of $32.6 million in savings, NOW, and money market accounts.

Net Interest Income. Net interest income increased $827,000, or 1.1%, to $76.3 million for the year ended December 31, 2014, from $75.5 million for the year ended December 31, 2013. The increase was driven by a $23.9 million, or 0.9%, increase in average interest-earning assets and a 12 basis point decline in the cost of interest-bearing liabilities to 0.83% for the current year as compared to 0.95% for the prior year. Net interest margin remained level at 2.97%. The increase in average interest-earning assets was due primarily to an increase in average loans outstanding of $289.0 million partially offset by decreases in average mortgage-backed securities of $217.7 million and other securities of $50.0 million.

Provision for Loan Losses.  The provision for loan losses decreased $1.3 million, or 66.5%, to $645,000 for the year ended December 31, 2014, from $1.9 million for the year ended December 31, 2013.  The decrease in the provision for loan losses was primarily attributable to continued improvement in asset quality indicators, and to a lesser extent, the Company's PCI portfolio, which had a reversal of a previously recorded impairment, and lower originated loan growth of $280.3 million, or 20.7%, for the year ended December 31, 2014, compared to $286.0 million, or 26.8%, for the year ended December 31, 2013. Net charge-offs were $390,000 for the year ended December 31, 2014, compared to net charge-offs of $2.3 million for the year ended December 31, 2013.

Non-interest Income.    Non-interest income decreased $1.7 million, or 16.7%, to $8.5 million for the year ended December 31, 2014, from $10.2 million for the year ended December 31, 2013.  This decrease was primarily a result of a $3.0 million decrease in gains on securities, net, and a $331,000 decrease in other non-interest income, primarily related to the sale in 2013 of vacant land adjacent to a branch, partially offset by increases of $295,000 in income on bank owned life insurance and $891,000 in fees and service charges for customer services. Additionally, there were no other than temporary impairment charges in 2014, as compared to $434,000 in 2013. Securities gains, net, in 2014 included losses of $155,000 related to the Company’s trading portfolio, while 2013 included gains of $963,000 related to the Company’s trading portfolio. The trading portfolio is utilized to fund the Company’s deferred compensation obligation to certain employees and directors of the Company's deferred compensation plan (the "Plan").  The participants of this Plan, at their election, defer a portion of their compensation.  Gains and losses on trading securities have no effect on net income since participants benefit from, and bear the full risk of, changes in the trading securities market values.  Therefore, the Company records an equal and offsetting amount in compensation expense, reflecting the change in the Company’s obligations under the Plan.

Non-interest Expense.   Non-interest expense decreased $1.8 million, or 3.4%, to $52.0 million for the year ended December 31, 2014, from $53.9 million for the year ended December 31, 2013.  This was due primarily to a $947,000 decrease in compensation and employee benefits, attributable to the combined effects of a benefit recorded on the settlement of a pension plan acquired in the Flatbush Federal Bancorp, Inc. and Flatbush Federal Savings & Loan Association merger (the "Merger") and a decrease in the mark-to-market expense adjustment related to the Company's deferred compensation plan which is described above, partially offset by increased health benefit costs. Additionally, there were decreases of $621,000 in data processing costs due to conversion costs related to the Merger, and $427,000 in professional fees, also related primarily to the Merger. These decreases were partially offset by a $498,000 increase in other expenses, primarily related to higher costs in respect of one PCI loan, and excise taxes recorded related to the settlement of the Flatbush pension plan noted above.

Income Tax Expense.  The Company recorded income tax expense of $11.9 million for the year ended December 31, 2014, compared to $10.7 million for the year ended December 31, 2013.  The effective tax rate for the year ended December 31, 2014, was 36.9%, as compared to 35.9% for the year ended December 31, 2013, as a result of higher pre-tax earnings and the deferred tax asset write-down of $570,000 related to the New York State tax law change enacted in the first quarter of 2014.

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

Interest Income.  Interest income increased by $931,000, or 1.0%, to $92.5 million for the year ended December 31, 2013, as compared to $91.5 million for the year ended December 31, 2012.  The increase was primarily the result of an increase in average interest-earning assets of $232.3 million, or 10.1%.  The increase in average interest-earning assets was due primarily to an increase of $238.7 million in average loans outstanding, other securities of $13.2 million and $4.7 million in interest-earning assets in other financial institutions, which were partially offset by a $24.8 million decrease in mortgage-backed securities. This was partially offset by a 33 basis point decrease in yields earned on interest-earning assets to 3.63% from 3.96% for the prior year.  Generally, rates on all earning assets decreased due to the general decline in market interest rates for these asset types.

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

Net Interest Income. Net interest income for the year ended December 31, 2013, increased $6.6 million, or 9.6%, as the $232.3 million, or 10.1%, increase in our average interest-earning assets more than offset the one basis point decrease in our net interest margin to 2.97%.  The increase in average interest-earning assets was due primarily to increases in average net loans outstanding of $238.7 million, other securities of $13.2 million, and deposits in financial institutions of $4.7 million partially offset by a decrease in mortgage-backed securities of $24.8 million.  The December 31, 2013 year included loan prepayment income of $2.2 million compared to $1.5 million for the year ended December 31, 2012.  The year ended December 31, 2013, also included a recovery of $256,000 of interest that was previously applied to principal.  Rates paid on interest-bearing liabilities decreased 25 basis points to 0.95% for the current year as compared to 1.20% for the prior year.  This was offset by a 33 basis point decrease in yields earned on interest earning assets to 3.63% for the year ended December 31, 2013, as compared to 3.96% for 2012.

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

Non-interest Expense.   Non-interest expense increased $4.9 million, or 9.9%, for the year ended December 31, 2013, compared to the year ended December 31, 2012.  This was due primarily to a $3.0 million increase in compensation and employee benefits which is related to increased staff due to branch openings and the Merger, additional ESOP expense related to the issuance of shares in the second step conversion. The increase in non-interest expense also includes to a lesser extent salary adjustments effective January 1, 2013, and includes an increase of $579,000 in expense related to the Company’s deferred compensation plan which is described above, and had no effect on net income.  Additionally, there was a $1.5 million increase in occupancy expense primarily related to new branches, the Merger, and the renovation of existing branches, and a $562,000 increase in data processing fees due to data conversion charges related to the Merger.  This increase was partially offset by a $394,000 decrease in professional fees.

Income Tax Expense.  The Company recorded income tax expense of $10.7 million for the year ended December 31, 2013, compared to $8.9 million for the year ended December 31, 2012.  The effective tax rate for the year ended December 31, 2013, was 35.9%, as compared to 35.7% for the year ended December 31, 2012.

Average Balances and Yields

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

	For the Years Ended December 31,
	2014			2013			2012
	Average Outstanding Balance	Interest	Average Yield/ Rate	Average Outstanding Balance	Interest	Average Yield/ Rate	Average Outstanding Balance	Interest	Average Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Loans (1)	$1,628,325	$73,407	4.51%	$1,339,348	$68,472	5.11%	$1,100,632	$61,514	5.59%
Mortgage-backed securities (2)	797,146	16,861	2.12	1,014,856	21,920	2.16	1,039,677	26,791	2.58
Other securities(2)	79,879	604	0.76	129,908	1,459	1.12	116,664	2,588	2.22
Federal Home Loan Bank of New York stock	21,349	772	3.62	13,905	536	3.85	13,391	591	4.41
Interest-earning deposits	41,373	57	0.14	46,156	83	0.18	41,462	55	0.13
Total interest-earning assets	2,568,072	91,701	3.57	2,544,173	92,470	3.63	2,311,826	91,539	3.96
Non-interest-earning assets	207,490			192,007			153,827
Total assets	$2,775,562			$2,736,180			$2,465,653
Interest-bearing liabilities:
Savings, NOW, and money market accounts	$950,234	2,211	0.23	$982,825	2,635	0.27	$917,210	4,136	0.45
Certificates of deposit	306,803	3,180	1.04	370,351	3,866	1.04	480,194	5,701	1.19
Total interest-bearing deposits	1,257,037	5,391	0.43	1,353,176	6,501	0.48	1,397,404	9,837	0.70
Borrowings	588,890	9,961	1.69	429,332	10,447	2.43	484,687	12,807	2.64
Total interest-bearing liabilities	1,845,927	15,352	0.83	1,782,508	16,948	0.95	1,882,091	22,644	1.20
Non-interest-bearing deposits	236,425			222,832			173,854
Accrued expenses and other liabilities	33,911			22,176			16,802
Total liabilities	2,116,263			2,027,516			2,072,747
Stockholders’ equity	659,299			708,664			392,906
Total liabilities and stockholders’ equity	$2,775,562			$2,736,180			$2,465,653
Net interest income		$76,349			$75,522			$68,895
Net interest rate spread (3)			2.74%			2.68%			2.76%
Net interest-earning assets (4)	$722,145			$761,665			$429,735
Net interest margin (5)			2.97%			2.97%			2.98%
Average interest-earning assets to interest-bearing liabilities	139.12%			142.73%			122.83%

(1)	Includes non-accruing loans.
(2)	Securities available-for-sale are reported at amortized cost.
(3)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(4)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(5)	Net interest margin represents net interest income divided by average total interest-earning assets.

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

	Year Ended December 31,			Year Ended December 31,
	2014 vs. 2013			2013 vs. 2012
			Total			Total
	Increase (Decrease) Due to		Increase	Increase (Decrease) Due to		Increase
	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)
	(In thousands)
Interest-earning assets:
Loans	$10,868	$(5,933)	$4,935	$12,554	$(5,596)	$6,958
Mortgage-backed securities	(4,613)	(446)	(5,059)	(623)	(4,248)	(4,871)
Other securities	(464)	(391)	(855)	268	(1,397)	(1,129)
Federal Home Loan Bank of New York stock	266	(30)	236	22	(77)	(55)
Interest-earning deposits	(8)	(18)	(26)	6	22	28
Total interest-earning assets	6,049	(6,818)	(769)	12,227	(11,296)	931
Interest-bearing liabilities:
Savings, NOW and money market accounts	(78)	(346)	(424)	293	(1,794)	(1,501)
Certificates of deposit	(686)	—	(686)	(1,141)	(694)	(1,835)
Total deposits	(764)	(346)	(1,110)	(848)	(2,488)	(3,336)
Borrowings	(2,691)	2,205	(486)	(1,069)	(1,291)	(2,360)
Total interest-bearing liabilities	(3,455)	1,859	(1,596)	(1,917)	(3,779)	(5,696)
Change in net interest income	$9,504	$(8,677)	$827	$14,144	$(7,517)	$6,627

Asset Quality

Purchased Credit Impaired (“PCI”) Loans

PCI loans were recorded at estimated fair value using discounted expected future cash flows deemed to be collectible on the date acquired. Based on its detailed review of PCI loans and experience in loan workouts, management believes it has a reasonable expectation about the amount and timing of future cash flows and accordingly has classified PCI loans ($44.8 million at December 31, 2014) as accruing, even though they may be contractually past due.  At December 31, 2014, based on contractual principal, 7.8%  of PCI loans were past due 30 to 89 days, and 24.1%  were past due 90 days or more, as compared to 6.6%  and 14.9%, respectively,  at December 31, 2013.  The amount and timing of expected cash flows as of December 31, 2014 did not change significantly from our last recast during the second quarter of 2014.

Originated and Acquired Loans

The discussion that follows includes originated and acquired loans, both held-for-investment and held-for-sale.

General.  Maintaining loan quality historically has been, and will continue to be, a key element of our business strategy.  We employ conservative underwriting standards for new loan originations and maintain sound credit administration practices while the loans are outstanding.  In addition, substantially all of our loans are secured, predominantly by real estate.  At December 31, 2014, our non-performing loans totaled $14.6 million or 0.75% of total loans held-for-investment.   At the same time, net charge-offs have remained low at 0.02% of average loans outstanding for the year ended December 31, 2014, as compared to 0.17% for the year ended December 31, 2013, and 0.36% for the year ended December 31, 2012.  Net charge-offs in 2013 include $856,000 related to the transfer of $2.4 million of loans from held-for-investment to held-for-sale and $1.3 million related to the transfer of $1.6 million of loans held-for-investment to held-for-sale in 2012.

Non-performing Assets and Delinquent Loans.  Non-performing loans decreased $3.2 million, or 18.1%, to $14.6 million at December 31, 2014, from $17.8 million at December 31, 2013.  The following table details non-performing assets at December 31, 2014 and 2013 (in thousands).

	December 31,
	2014	2013
Non-accruing loans:
Held-for-investment	$4,332	$6,649
Held-for-sale	—	471
Non-accruing loans subject to restructuring agreements:
Held-for-investment	9,543	10,651
Held-for-sale	—	—
Total non-accruing loans	13,875	17,771
Loans 90 days or more past due and still accruing:
Held-for-investment	708	32
Total non-performing loans	14,583	17,803
Other real estate owned	752	634
Total non-performing assets	$15,335	$18,437

Loans subject to restructuring agreements and still accruing	$24,213	$26,190
Accruing loans 30 to 89 days delinquent	$12,253	$13,331

The following table details non-performing loans by loan type at December 31, 2014 and 2013.  At December 31, 2014, there were no loans held-for-sale. At December 31, 2013, the table includes $471,000 of multi-family non-accruing loans held-for-sale.

	December 31,
	2014	2013
	(in thousands)
Non-accrual loans:
Real estate loans:
Commercial	$11,164	$12,450
One-to-four family residential	2,205	2,989
Construction and land	—	108
Multifamily	—	544
Home equity and lines of credit	98	1,239
Commercial and industrial	408	441
Total non-accrual loans:	13,875	17,771
Loans delinquent 90 days or more and still accruing:
Real estate loans:
One-to-four family residential	708	—
Other	—	32
Total loans delinquent 90 days or more and still accruing	708	32
Total non-performing loans	$14,583	$17,803

Generally, loans, excluding PCI loans, are placed on non-accruing status when they become 90 days or more delinquent, and remain on non-accrual status until they are brought current, have six consecutive months of performance under the loan terms, and factors indicating reasonable doubt about the timely collection of payments no longer exist.  Therefore, loans may be current in accordance with their loan terms, or may be less than 90 days delinquent and still be on a non-accruing status.

The decrease in non-accrual loans was attributable primarily to the sale of $2.9 million of loans held-for-investment and $2.0 million of loans returning to accrual status.  These decreases were partially offset by $1.6 million of loans being placed on non-accrual status during the year ended December 31, 2014.

At December 31, 2014, the Company had $12.3 million of accruing loans that were 30 to 89 days delinquent, as compared to $13.3 million at December 31, 2013.  The following table sets forth the total amounts of delinquencies for accruing loans that were 30 to 89 days past due by type and by amount at the dates indicated.

	December 31,
	2014	2013
	(in thousands)
Real estate loans:
Commercial	$6,492	$4,274
One-to-four family residential	4,353	5,644
Multifamily	1,090	2,483
Home equity and lines of credit	135	94
Commercial and industrial loans	122	815
Other loans	60	21
Total	$12,252	$13,331

Included in non-accruing loans are loans subject to restructuring agreements totaling $9.5 and $10.7 million at December 31, 2014, and December 31, 2013, respectively.  At December 31, 2014, the entire $9.5 million of loans subject to restructuring agreements were not performing in accordance with their restructured terms, as compared to $7.5 million, or 70.4%, at December 31, 2013.  Three separate relationships account for the loans not performing in accordance with their restructured terms at December 31, 2014, of which one relationship is made up of several loans totaling $7.2 million primarily collateralized by real estate, with an aggregate appraised value of $9.5 million based on an appraisal performed within the last 18 months. The Company also holds loans subject to restructuring agreements that are on accrual status, which totaled $24.2 million and $26.2 million at December 31, 2014, and December 31, 2013, respectively.  At December 31, 2014, loans totaling $1.6 million, or 6.6%, of the $24.2 million were not performing in accordance with their restructured terms as compared to $3.6 million, or 13.7% of the $26.2 million at December 31, 2013.  These loans were less than 90 days delinquent at December 31, 2014. Generally, the types of concessions that we make to troubled borrowers include reductions to both temporary and permanent interest rates, extensions of payment terms, and to a lesser extent forgiveness of principal and interest.

The table below sets forth the amounts and categories of the TDRs as of December 31, 2014, and December 31, 2013.

	At December 31,
	2014		2013
	Non-Accruing	Accruing	Non-Accruing	Accruing
	(in thousands)
Troubled Debt Restructurings:
Real estate loans:
Commercial	$9,135	$19,570	$9,495	$21,536
One-to-four family residential	—	1,927	607	1,176
Construction and land	—	—	108	—
Multifamily	—	1,990	—	2,074
Home equity and lines of credit	—	327	—	341
Commercial and industrial loans	408	399	441	1,063
	$9,543	$24,213	$10,651	$26,190

Allowance for loan losses.    The allowance for loan losses to non-performing loans (held-for-investment) increased from 150.23% at December 31, 2013, to 180.29% at December 31, 2014.  This increase was primarily attributable to a decrease in non-performing loans of $3.2 million, from $17.8 million at December 31, 2013, to $14.6 million at December 31, 2014.  At December 31, 2014, 72.1% of the appraisals utilized for our impairment analysis were completed within the last 12 months and 27.9% were completed within the last 18 months.  All appraisals older than 12 months were reviewed by management and appropriate adjustments were made utilizing current market indices.  Generally, non-performing loans are charged down to the appraised value of collateral less costs to sell, which reduces the ratio of the allowance for loan losses to non-performing loans.  Downward adjustments to appraisal values, primarily to reflect “quick sale” discounts, are generally recorded as specific reserves within the allowance for loan losses.

The allowance for loan losses to originated loans held-for-investment, net, decreased to 1.61% at December 31, 2014, from 1.93% at December 31, 2013.  The decrease in the provision for loan losses was primarily attributable to continued improvement in asset quality indicators, and to a lesser extent, the Company's PCI portfolio, which had a reversal of a previously recorded impairment, and lower originated loan growth in 2014 as compared to 2013.  Net charge-offs were $390,000 and $2.3 million for the years ended December 31, 2014 and 2013, respectively, compared to a provision of $645,000 and $1.9 million for the years ended December 31, 2014 and 2013, respectively.

Specific reserves on impaired loans increased $123,000, or 4.7%, from $2.6 million, at December 31, 2013, to $2.8 million at December 31, 2014.  At December 31, 2014, the Company had 32 loans classified as impaired and recorded a total of $2.8 million of specific reserves on 15 of the 32 impaired loans.  At December 31, 2013, the Company had 36 loans classified as impaired and recorded a total of $2.6 million of specific reserves on 12 of the 36 impaired loans.

The following table sets forth activity in our allowance for loan losses, by loan type, at December 31, for the years indicated.

	Real estate loans
	Commercial	One-to-four Family Residential	Construction and Land	Multifamily	Home Equity and Lines of Credit	Commercial and Industrial	Insurance Premium Loans	Other	PCI	Acquired	Unallocated	Total Allowance for Loan Losses
	(in thousands)
2011	$15,180	$967	$1,189	$6,772	$418	$975	$186	$40	$—	$—	$1,109	$26,836
Provision for loan losses	1,021	956	(152)	1,034	207	189	(3)	(44)	236	—	92	3,536
Recoveries	107	—	—	9	—	86	18	25	—	—	—	245
Charge-offs	(1,828)	(1,300)	(43)	(729)	(2)	(90)	(198)	(3)	—	—	—	(4,193)
2012	14,480	623	994	7,086	623	1,160	3	18	236	—	1,201	26,424
Provision for loan losses	(654)	648	(1,356)	2,945	728	(557)	(3)	1	352	—	(177)	1,927
Recoveries	1	18	567	—	—	201	—	73	—	—	—	860
Charge-offs	(1,208)	(414)	—	(657)	(491)	(379)	—	(25)	—	—	—	(3,174)
2013	12,619	875	205	9,374	860	425	—	67	588	—	1,024	26,037
Provision for loan losses	(3,279)	134	(185)	2,817	530	543	—	26	(188)	62	185	645
Recoveries	72	—	246	35	—	8	—	41	—		—	402
Charge-offs	(103)	(58)	—	(7)	(489)	(135)	—	—	—		—	(792)
2014	$9,309	$951	$266	$12,219	$901	$841	$—	$134	$400	$62	$1,209	$26,292

During the year ended December 31, 2014, the Company recorded net charge-offs of $390,000, a decrease of $1.9 million, or 83.1%, as compared to net charge-offs of $2.3 million for the year ended December 31, 2013.  The decrease in net charge-offs was primarily attributable to a $1.2 million decrease in net charge-offs related to commercial real estate loans, a $338,000 decrease in net charge-offs related to one-to-four family residential real estate loans and a $685,000 decrease in net charge-offs related to multifamily loans, partially offset by a $321,000 decrease in net recoveries related to construction and land loans. 2013 net charge-offs include $471,000 related to loans transferred to held-for-sale. As a result of increases in outstanding balances, the allowance for loan losses allocated to multifamily real estate loans increased by $2.8 million, or 30.3%, from $9.4 million at December 31, 2013, to $12.2 million at December 31, 2014.  In addition, as a result of reduced non-performing loans and net charge-offs incurred, the Company’s historical and general loss factors have decreased, thus decreasing the allowance for loan losses allocated to commercial real estate loans. Allowance for loan losses allocated to one-to-four family residential, construction and land, home equity and lines of credit, and commercial and industrial loans increased from December 31, 2013, to December 31, 2014.  This increase was primarily attributable to growth in the portfolios.

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

The table below sets forth, as of December 31, 2014, our calculation of the estimated changes in our NPV, NPV ratio, and percent change in net interest income that would result from the designated instantaneous and sustained changes in interest rates.  Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments and deposit repricing characteristics including decay rates, and correlations to movements in interest rates, and should not be relied on as indicative of actual results (dollars in thousands).

	NPV at December 31, 2014
Change in Interest Rates (basis points)	Estimated Present Value of Assets	Estimated Present Value of Liabilities	Estimated NPV	Estimated Change In NPV	Estimated Change in NPV %	Estimated NPV/Present Value of Assets Ratio	Net Interest Income Percent Change
400	$2,666,893	$2,236,062	$430,831	$(233,202)	(35.12)%	16.15%	(16.56)%
300	2,750,724	2,272,781	477,943	(186,090)	(28.02)	17.38	(12.29)
200	2,844,970	2,310,727	534,243	(129,790)	(19.55)	18.78	(7.96)
100	2,943,080	2,349,959	593,121	(70,912)	(10.68)	20.15	(3.88)
—	3,054,570	2,390,537	664,033	—	—	21.74	—
(100)	3,180,875	2,431,040	749,835	85,802	12.92	23.57	0.18
(200)	3,325,206	2,456,489	868,717	204,684	30.82	26.13	(1.83)
.

(1)	Assumes an instantaneous and sustained uniform change in interest rates at all maturities.
(2)	NPV includes non-interest earning assets and liabilities.

The table above indicates that at December 31, 2014, in the event of a 200 basis point decrease in interest rates, we would experience a 30.8% increase in estimated net portfolio value and a 1.8% decrease in net interest income.  In the event of a 400 basis point increase in interest rates, we would experience a 35.1% decrease in net portfolio value and a 16.6% decrease in net interest income.  Our policies provide that, in the event of a 300 basis point increase/decrease or less in interest rates, our net present value ratio should decrease by no more than 800 basis points and in the event of a 200 basis point increase, our projected net interest income should decrease by no more than 21% and in the event of a 200 basis point decrease, our projected net interest income should decrease by no more than 15%.  Additionally, our policy states that our net portfolio value should be between 8% and 10% of total assets before and after such shock, However, when the federal funds rate is low and negative rate shocks do not produce meaningful results, management may temporarily suspend use of guidelines for negative rate shocks.  At December 31, 2014, we were in compliance with all board approved policies with respect to interest rate risk management.

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

	NPV at December 31, 2013
Change in Interest Rates (basis points)	Estimated Present Value of Assets	Estimated Present Value of Liabilities	Estimated NPV	Estimated Change In NPV	Estimated Change in NPV %	Estimated NPV/Present Value of Assets Ratio	Net Interest Income Percent Change
400	$2,317,122	$1,834,079	$483,043	$(234,375)	(32.67)	20.85%	(10.84)%
300	2,389,483	1,863,451	526,032	(191,386)	(26.68)	22.01	(7.96)
200	2,474,496	1,893,723	580,773	(136,645)	(19.55)	23.47	(5.08)
100	2,569,820	1,924,935	644,885	(72,533)	(10.11)	25.09	(2.41)
—	2,674,545	1,957,127	717,418	—	—	26.82	—
(100)	2,771,974	1,989,259	782,715	65,297	9.10	28.24	(0.65)
(200)	2,865,823	2,005,886	859,937	142,519	19.87	30.01	(4.43)
.

(1)	Assumes an instantaneous and sustained uniform change in interest rates at all maturities.
(2)	NPV includes non-interest earning assets and liabilities.

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

Liquidity and Capital Resources

Liquidity is the ability to fund assets and meet obligations as they come due.  Our primary sources of funds consist of deposit inflows, loan repayments, borrowings through repurchase agreements and advances from money center banks and the Federal Home Loan Bank of New York, and repayments, maturities and sales of securities.  While maturities and scheduled amortization of loans and securities are reasonably predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions, and competition.  Our board risk committee is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and withdrawals of deposits by our customers as well as unanticipated contingencies.  We seek to maintain a ratio of liquid assets (not subject to pledge or encumbered) as a percentage of deposits and borrowings of 35% or greater.  At December 31, 2014, this ratio was 36.12%.  We believe that we had sufficient sources of liquidity to satisfy our short- and long-term liquidity needs at December 31, 2014.

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

The Company had the following primary sources of liquidity at December 31, 2014 (in thousands):

Cash and cash equivalents	$76,709
Corporate bonds	70,013
Unpledged multi-family loans	229,843
Unpledged mortgage-backed securities (Issued or guaranteed by the U.S. Government, Fannie Mae, or Freddie Mac)	90,563

At December 31, 2014, we had $72.4 million in outstanding loan commitments.  In addition, we had $60.6 million in unused lines of credit to borrowers.  Certificates of deposit due within one year of December 31, 2014, totaled $203.3 million, or 12.5% of total deposits.  If these deposits do not remain with us, we will be required to seek other sources of funds, including loan sales, securities sales, other deposit products, including replacement certificates of deposit, securities sold under agreements to repurchase (repurchase agreements), and advances from the Federal Home Loan Bank of New York and other borrowing sources.  Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on December 31, 2014.  We believe, based on experience, that a significant portion of such deposits will remain with us, and we have the ability to attract and retain deposits by adjusting the interest rates offered.

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

Northfield Bancorp, Inc. is a separate legal entity from Northfield Bank and must provide for its own liquidity to fund dividend payments, stock repurchases and other corporate risk factors. The Company’s primary source of liquidity is the receipt of dividend payments from the Bank in accordance with applicable regulatory requirements and proceeds from the stock offering. At December 31, 2014, Northfield Bancorp, Inc. (unconsolidated) had liquid assets of $56.3 million.

Northfield Bank is subject to various regulatory capital requirements, including a risk-based capital measure.  The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning assets and off-balance sheet items to broad risk categories.  At December 31, 2014, Northfield Bank exceeded all regulatory capital requirements and is considered “well capitalized” under regulatory guidelines.  See “Supervision and Regulation” and Note 13 of the Notes to the Consolidated Financial Statements.

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

The following table summarizes our significant fixed and determinable contractual obligations and other funding needs by payment date at December 31, 2014.  The payment amounts represent those amounts due to the recipient and do not include any unamortized premiums or discounts or other similar carrying amount adjustments.

	Payments Due by Period
Contractual Obligations	Less Than One Year	One to Three Years	Three to Five Years	More Than Five Years	Total
	(In thousands)
Borrowings (1)	$357,037	$243,913	$176,217	$—	$777,167
Floating rate advances	2,058	—	—	—	2,058
Operating leases	3,992	7,648	6,437	27,985	46,062
Capitalized leases	269	501	306	—	1,076
Certificates of deposit	203,288	80,348	69,400	108	353,144
Total	$566,644	$332,410	$252,360	$28,093	$1,179,507
Commitments to extend credit (2)	$133,036	$—	$—	$—	$133,036

(1)	Includes repurchase agreements, Federal Home Loan Bank of New York advances, and accrued interest payable at December 31, 2014.
(2)	Includes unused lines of credit which are assumed to be funded within the year.

Impact of Recent Accounting Standards and Interpretations

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

Impact of Inflation and Changing Prices

Our consolidated financial statements and related notes have been prepared in accordance with U.S. GAAP.  U.S. GAAP generally requires the measurement of financial position and operating results in terms of historical dollars without consideration for changes in the relative purchasing power of money over time due to inflation.  The effect of inflation is reflected in the increased cost of our operations.  Unlike industrial companies, our assets and liabilities are primarily monetary in nature.  As a result, changes in market interest rates have a greater effect on our performance than inflation.

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

We have audited the accompanying consolidated balance sheets of Northfield Bancorp, Inc, and subsidiaries (the Company) as of December 31, 2014 and 2013, and the related consolidated statements of comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the years in the three year period ended December 31, 2014. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Northfield Bancorp, Inc. and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 16, 2015, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Short Hills, New Jersey
March 16, 2015

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Northfield Bancorp, Inc. and subsidiaries:

We have audited Northfield Bancorp, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Northfield Bancorp, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, Northfield Bancorp, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Northfield Bancorp, Inc. and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2014, and our report dated March 16, 2015, expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Short Hills, New Jersey
March 16, 2015

NORTHFIELD BANCORP, INC.  AND SUBSIDIARIES
Consolidated Balance Sheets

	At December 31,
	2014	2013
	(In thousands, except share data)
ASSETS:
Cash and due from banks	$14,967	$15,348
Interest-bearing deposits in other financial institutions	61,742	45,891
Total cash and cash equivalents	76,709	61,239
Trading securities	6,422	5,998
Securities available-for-sale, at estimated fair value (encumbered $216,262 at December 31, 2014 and $197,896 at December 31, 2013)	771,239	937,085
Securities held-to-maturity, (estimated fair value of $3,691 at December 31, 2014) (encumbered $2,114 at December 31, 2014)	3,609	—
Loans held-for-sale	—	471
Purchased credit-impaired (PCI) loans held-for-investment	44,816	59,468
Loans acquired	265,685	77,817
Originated loans held-for-investment, net	1,632,494	1,352,191
Loans held-for-investment, net	1,942,995	1,489,476
Allowance for loan losses	(26,292)	(26,037)
Net loans held-for-investment	1,916,703	1,463,439
Accrued interest receivable	8,015	8,137
Bank owned life insurance	129,015	125,113
Federal Home Loan Bank of New York stock, at cost	29,219	17,516
Premises and equipment, net	26,226	29,057
Goodwill	16,159	16,159
Other real estate owned	752	634
Other assets	36,801	37,916
Total assets	$3,020,869	$2,702,764

LIABILITIES AND STOCKHOLDERS’ EQUITY:
LIABILITIES:
Deposits	$1,620,665	$1,492,689
Securities sold under agreements to repurchase	203,200	181,000
Other borrowings	575,458	289,325
Advance payments by borrowers for taxes and insurance	7,792	6,441
Accrued expenses and other liabilities	19,826	17,201
Total liabilities	2,426,941	1,986,656

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value; 10,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value: 150,000,000 shares authorized, 58,226,326 shares issued at December 31, 2014 and 2013, respectively, 48,402,083 and 57,926,233 outstanding at December 31, 2014 and 2013, respectively	582	582
Additional paid-in-capital	499,606	508,609
Unallocated common stock held by employee stock ownership plan	(25,782)	(26,985)
Retained earnings	248,908	242,180
Accumulated other comprehensive loss	(765)	(4,650)
Treasury stock at cost; 9,824,243 and 300,093 shares at December 31, 2014 and 2013, respectively	(128,621)	(3,628)
Total stockholders’ equity	593,928	716,108
Total liabilities and stockholders’ equity	$3,020,869	$2,702,764

See accompanying notes to consolidated financial statements.

NORTHFIELD BANCORP, INC.  AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss)

	Years ended December 31,
	2014	2013	2012
	(in thousands, except share data)
Interest income:
Loans	73,407	$68,472	$61,514
Mortgage-backed securities	16,861	21,920	26,791
Other securities	604	1,459	2,588
Federal Home Loan Bank of New York dividends	772	536	591
Deposits in other financial institutions	57	83	55
Total interest income	91,701	92,470	91,539
Interest expense:
Deposits	5,391	6,501	9,837
Borrowings	9,961	10,447	12,807
Total interest expense	15,352	16,948	22,644
Net interest income	76,349	75,522	68,895
Provision for loan losses	645	1,927	3,536
Net interest income after provision for loan losses	75,704	73,595	65,359
Non-interest income:
Fees and service charges for customer services	4,073	3,182	3,005
Income on bank owned life insurance	3,902	3,607	2,883
Gain on securities transactions, net	227	3,217	2,534
Other-than-temporary impairment losses on securities	—	(434)	(24)
Other	258	589	188
Total non-interest income	8,460	10,161	8,586
Non-interest expense:
Compensation and employee benefits	26,195	27,142	24,096
Occupancy	9,616	9,709	8,192
Furniture and equipment	1,636	1,751	1,463
Data processing	3,680	4,301	3,739
Professional fees	2,458	2,885	3,279
FDIC insurance	1,306	1,432	1,628
Other	7,151	6,653	6,601
Total non-interest expense	52,042	53,873	48,998
Income before income tax expense	32,122	29,883	24,947
Income tax expense	11,856	10,736	8,916
Net income	$20,266	$19,147	$16,031
Net income per common share:
Basic	$0.41	$0.35	$0.30
Diluted	$0.41	$0.34	$0.29

Weighted average shares outstanding - basic	49,006,129	54,637,680	54,339,467
Weighted average shares outstanding - diluted	50,032,259	55,560,309	55,115,680

See accompanying notes to consolidated financial statements.

NORTHFIELD BANCORP, INC. AND SUBSIDIARIES Consolidated Statements of Comprehensive Income (Loss) - (Continued)
	Years ended December 31,
	2014	2013	2012
	(in thousands, except share data)
Net income	$20,266	$19,147	$16,031
Other comprehensive income (loss):
Unrealized gains (losses) on securities:
Net unrealized holding gains (losses) on securities	$8,535	$(37,449)	$3,418
Less: reclassification adjustment for net gains included in net income (included in gains on securities transactions, net)	(382)	(2,254)	(2,150)
Net unrealized gains (losses)	8,153	(39,703)	1,268
Post retirement benefits adjustment	(1,689)	1,134	85
Reclassification adjustment for OTTI impairment included in net income (included OTTI losses on securities)	—	434	24
Other comprehensive income (loss), before tax	6,464	(38,135)	1,377
Income tax expense (benefit) related to net unrealized holding gains (losses) on securities	3,408	(14,980)	1,432
Income tax expense related to reclassification adjustment for gains included in net income	(153)	(902)	(860)
Income tax (benefit) expense related to post retirement benefits adjustment	(676)	454	34
Income tax benefit related to reclassification adjustment for OTTI impairment included in net income	—	174	10
Other comprehensive income (loss), net of tax	3,885	(22,881)	761
Comprehensive income (loss)	$24,151	$(3,734)	$16,792

See accompanying notes to consolidated financial statements.

NORTHFIELD BANCORP, INC.  AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders’ Equity

	For the years ended December 31, 2014, 2013 and 2012
	Common Stock
	Shares Outstanding	Par Value	Additional Paid-in Capital	Unallocated Common Stock Held by the Employee Stock Ownership Plan	Retained Earnings	Accumulated Other Comprehensive Income (loss) Net of tax	Treasury Stock	Total Stockholders' Equity
	(In thousands, except share data)
Balance at December 31, 2011	40,518,591	$456	$209,302	$(14,570)	$235,776	$17,470	$(65,784)	$382,650
Net income					16,031			16,031
Other comprehensive income						761		761
ESOP shares allocated or committed to be released			273	605				878
Stock compensation expense			3,029					3,029
Additional tax benefit on equity awards			204					204
Common stock issued to complete merger	1,271,675	13	17,445					17,458
Exercise of stock options					(193)		121	(72)
Cash dividends declared ($0.09 per common share)					(1,722)			(1,722)
Treasury stock (average cost of $13.81 per share)	(303,447)						(4,344)	(4,344)
Balance at December 31, 2012	41,486,819	$469	$230,253	$(13,965)	$249,892	$18,231	$(70,007)	$414,873
Net income					19,147			19,147
Other comprehensive income						(22,881)		(22,881)
ESOP shares allocated or committed to be released			484	1,204				1,688
Stock compensation expense			3,349					3,349
Additional tax benefit on equity awards			296					296
Common stock issued to complete merger
Merger of Northfield Bancorp, MHC	(24,641,684)	(246)	370					124
Exchange of common stock	(16,845,135)	(169)	169					—
Treasury stock retired		(54)	(69,953)				70,007	—
Proceeds of stock offering, net of costs	56,777,462	568	329,396					329,964
Purchase of common stock by ESOP	1,422,357	14	14,224	(14,224)				14
Exercise of stock options	26,507		21					21
Cash dividends declared ($0.49 per common share)					(26,859)			(26,859)
Treasury stock (average cost of $12.09 per share)	(300,093)						(3,628)	(3,628)
Balance at December 31, 2013	57,926,233	582	508,609	(26,985)	242,180	(4,650)	(3,628)	716,108
Net income					20,266			20,266
Other comprehensive income, net of tax						3,885		3,885
ESOP shares allocated or committed to be released			645	1,203				1,848
Stock compensation expense			2,805					2,805
Additional tax benefit on equity awards			390					390
Issuance of restricted stock	991,200		(12,633)				12,633	—
Exercise of stock options	146,833		(210)		(654)		1,076	212
Cash dividends declared ($0.26 per common share)					(12,884)			(12,884)
Treasury stock (average cost of $13.00 per share)	(10,662,183)						(138,702)	(138,702)
Balance at December 31, 2014	48,402,083	582	499,606	(25,782)	248,908	(765)	(128,621)	593,928

See accompanying notes to consolidated financial statements.

NORTHFIELD BANCORP, INC.  AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	Years Ended December 31,
	2014	2013	2012
	(In thousands)
Cash flows from operating activities:
Net income	$20,266	$19,147	$16,031
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	645	1,927	3,536
ESOP and stock compensation expense	4,653	5,037	3,907
Depreciation	3,640	3,634	2,824
Amortization of premiums, and deferred loan costs, net of (accretion) of discounts, and deferred loan fees	1,695	1,949	339
Amortization of mortgage servicing rights	—	—	57
Income on bank owned life insurance	(3,902)	(3,607)	(2,883)
Gain on sale of premises and equipment and other real estate owned	—	(397)	—
Net (gain) loss on sale of loans held-for-sale	(79)	(60)	106
Proceeds from sale of loans held-for-sale	1,707	12,726	17,107
Origination of loans held-for-sale	(1,157)	(3,986)	(13,314)
Gain on securities transactions, net	(227)	(3,217)	(2,534)
Net impairment losses on securities recognized in earnings	—	434	24
Net purchases of trading securities	(579)	(358)	(147)
Decrease in accrued interest receivable	122	17	899
(Increase) decrease in other assets	(2,948)	978	4,316
Decrease in prepaid FDIC assessment	—	—	1,415
Deferred taxes	(1,167)	(4,033)	(2,733)
Increase (decrease) in accrued expenses and other liabilities	2,625	(623)	(1,289)
Amortization of core deposit intangible	416	440	316
Net cash provided by operating activities	25,710	30,008	27,977
Cash flows from investing activities:
Net increase in loans receivable	(267,912)	(253,145)	(96,339)
Purchase of loans	(186,475)	—	—
(Purchase) redemptions of Federal Home Loan Bank of New York stock, net	(11,703)	(4,966)	585
Purchases of securities available-for-sale	(436)	(289,562)	(801,492)
Principal payments and maturities on securities available-for-sale	161,650	331,536	420,271
Principal payments and maturities on securities held-to-maturity	442	—	32,275
Purchases of securities held-to-maturity	(4,066)	—	—
Proceeds from sale of securities available-for-sale	11,975	259,551	207,700
Purchase of bank owned life insurance	—	(28,464)	(7,729)
Proceeds from sale of premises and equipment and other real estate owned	418	519	3,240
Purchases and improvements of premises and equipment	(809)	(2,916)	(8,035)
Net cash acquired in business combinations	—	—	4,721
Net cash (used in) provided by investing activities	(296,916)	12,553	(244,803)
Cash flows from financing activities:
Net increase (decrease) in deposits	127,976	(174,617)	352,766
Dividends paid	(12,884)	(26,859)	(1,722)
Net proceeds from sale of common stock	—	54,648	—
Merger of Northfield Bancorp, MHC	—	124	—
Purchase of common stock for ESOP	—	(14,224)	—
Exercise of stock options	212	21	16
Purchase of treasury stock	(138,702)	(3,628)	(4,344)
Additional tax benefit on equity awards	390	296	204
Increase in advance payments by borrowers for taxes and insurance	1,351	2,953	1,287
Repayments under capital lease obligations	(272)	(289)	(251)
Proceeds from securities sold under agreements to repurchase and other borrowings	821,373	539,250	398,439
Repayments related to securities sold under agreements to repurchase and other borrowings	(512,768)	(487,758)	(466,077)
Net cash provided by (used in) by financing activities	286,676	(110,083)	280,318
Net increase (decrease) in cash and cash equivalents	15,470	(67,522)	63,492
Cash and cash equivalents at beginning of period	61,239	128,761	65,269
Cash and cash equivalents at end of period	$76,709	$61,239	$128,761

See accompanying notes to consolidated financial statements.

NORTHFIELD BANCORP, INC.  AND SUBSIDIARIES
Consolidated Statements of Cash Flows - (Continued)

	Years Ended December 31,
	2014	2013	2012
	(In thousands)
Supplemental cash flow information:
Cash paid during the period for:
Interest	$15,002	$17,177	$22,997
Income taxes	16,696	16,196	7,991
Non-cash transactions:
Transfers of held-to-maturity securities to available-for-sale securities	—	2,200	—
Loans charged-off, net	390	2,314	3,949
Transfers of loans to other real estate owned	860	—	306
Other real estate owned write-downs	305	124	512
Transfers of loans to held-for-sale, at fair value	—	3,704	5,446
Deposits utilized to purchase common stock	—	289,554	—
Acquisition:
Non-cash assets acquired, at fair value:
Securities held-to-maturity	—	—	32,700
Loans	—	—	81,876
Core deposit intangible	—	—	592
Other real estate owned	—	—	823
Accrued interest receivable	—	—	443
Federal Home Loan Bank of New York stock	—	—	458
Bank owned life insurance	—	—	4,652
Premises and equipment	—	—	4,586
Other assets	—	—	5,792
Total non-cash assets acquired	—	—	131,922
Non-cash liabilities assumed, at fair value:
Deposits	—	—	110,568
Borrowings	—	—	5,077
Other liabilities	—	—	3,540
Total non-cash liabilities assumed	—	—	119,185
Net non-cash assets acquired	—	—	12,737
Net cash and cash equivalents acquired	—	—	4,721
Common stock issued in acquisition	—	—	13

See accompanying notes to consolidated financial statements.

NORTHFIELD BANCORP, INC.  AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(1)	Summary of Significant Accounting Policies

The following significant accounting and reporting policies of Northfield Bancorp, Inc. and subsidiaries (collectively, the “Company”), conform to U.S. generally accepted accounting principles (“U.S. GAAP”), and are used in preparing and presenting these consolidated financial statements.

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

The Plan provided for the establishment of special “liquidation accounts” for the benefit of certain depositors of Northfield Bank in an amount equal to the greater of the MHC’s ownership interest in the retained earnings of the Company as of the date of the latest balance sheet contained in the prospectus or the retained earnings of Northfield Bank at the time it reorganized into the MHC.  Following the completion of the conversion, under the rules of the Board of Governors of the Federal Reserve System, Northfield Bank is not permitted to pay dividends on its capital stock to Northfield Bancorp, Inc., its sole shareholder, if Northfield Bank’s shareholder’s equity would be reduced below the amount of the liquidation accounts.  The liquidation accounts will be reduced annually to the extent that eligible account holders have reduced their qualifying deposits.  Subsequent increases in qualifying deposits will not restore an eligible account holder’s interest in the liquidation accounts.

Direct costs of the conversion and public offering were deferred and reduced the proceeds from the shares sold in the public offering.  Costs of $11.5 million were incurred related to the conversion.

Share and per share amounts have been restated to reflect the completion of our second-step conversion on January 24, 2013, at a conversion ratio of 1.4029 unless noted otherwise.

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

In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheets and revenues and expenses during the reporting periods.  Actual results may differ significantly from those estimates and assumptions.  A material estimate that is particularly susceptible to significant change in the near term is the allowance for loan losses.  In connection with the determination of this allowance, management generally obtains independent appraisals for significant properties.  In addition, judgments related to the amount and timing of expected cash flows from PCI loans, goodwill, securities valuation and impairment, and deferred income taxes, involve a higher degree of complexity and subjectivity and require estimates and assumptions about highly uncertain matters.  Actual results may differ from the estimates and assumptions.

Certain prior year balances have been reclassified to conform to the current year presentation.

NORTHFIELD BANCORP, INC.  AND SUBSIDIARIES
Notes to Consolidated Financial Statements - (Continued)

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

(f)    Loans

During 2012 and 2011, the Company acquired loans with deteriorated credit quality, herein referred to as PCI loans, and transferred certain loans, previously originated and designated by the Company as held-for-investment, to held-for-sale.  The accounting and reporting for these loans differs substantially from those loans originated and classified by the Company as held-for-investment.  For purposes of reporting, discussion and analysis, management has classified its loan portfolio into four categories:  (1) loans originated by the Company and held-for-sale, which are carried at the lower of aggregate cost or estimated fair value, less costs to sell, and therefore have no associated allowance for loan losses, (2) PCI loans, which are held-for-investment, and initially valued at estimated fair value on the date of acquisition, with no initial related allowance for loan losses, and (3) originated loans held-for-investment, which are carried at amortized cost, less net charge-offs and the allowance for loan losses, and (4) acquired loans with no evidence of credit deterioration, which are held-for-investment, and initially valued at an estimated fair value on the date of acquisition, with no initial related allowance for loan losses.

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

NORTHFIELD BANCORP, INC.  AND SUBSIDIARIES
Notes to Consolidated Financial Statements - (Continued)

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

While management uses available information to recognize probable and reasonably estimable losses on loans, future additions may be necessary based on changes in conditions, including changes in economic conditions, particularly in Richmond and Kings Counties in New York, and Union and Middlesex Counties in New Jersey and to a lesser extent Eastern Pennsylvania.  Accordingly, as with most financial institutions in the market area, the ultimate collectability of a substantial portion of the Company’s loan portfolio is susceptible to changes in conditions in the Company’s marketplace.  In addition, future changes in laws and regulations could make it more difficult for the Company to collect all contractual amounts due on its loans and mortgage-backed securities.

In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses.  Such agencies may require the Company to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.

TDRs are those loans whose terms have been modified because of deterioration in the financial condition of the borrower.  Modifications could include extension of the repayment terms of the loan, reduced interest rates, and forgiveness of accrued interest and/or principal.  Once an obligation has been restructured because of such credit problems, it continues to be considered restructured until paid in full or, if the obligation yields a market rate (a rate equal to the rate the Company was willing to accept at the time of the restructuring for a new loan with comparable risk), until the year subsequent to the year in which the restructuring takes place, provided the borrower has performed under the modified terms for a six-month period.  The Company records an impairment charge equal to the difference between the present value of estimated future cash flows under the restructured terms discounted at the original loan’s effective interest rate, or the underlying collateral value less costs to sell, if the loan is collateral dependent.  Changes in present values attributable to the passage of time are recorded as a component of the provision for loan losses.

NORTHFIELD BANCORP, INC.  AND SUBSIDIARIES
Notes to Consolidated Financial Statements - (Continued)

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

The Company accounts for the PCI loans based on expected cash flows. In accordance with current accounting guidance, the Company will maintain the integrity of a pool of multiple loans accounted for as a single asset and evaluate the pools for impairment, and accrual status, based on variances from the expected cash flows.

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

On a quarterly basis, we perform our other-than-temporary impairment analysis of FHLB stock, we evaluate, among other things, (i) its earnings performance, including the significance of any decline in net assets of the FHLB as compared to the regulatory capital amount of the FHLB, (ii) the commitment by the FHLB to continue dividend payments, and (iii) the liquidity position of the FHLB.  We did not consider our investment in FHLB stock to be other-than-temporarily impaired at December 31, 2014, and 2013.

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

(j)    Goodwill

Intangible assets resulting from acquisitions under the purchase method of accounting consist of goodwill and other intangible assets.  Goodwill is not amortized and is subject to an annual assessment for impairment. The goodwill impairment analysis is generally a two-step test. However, we may, under current accounting guidance, first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under current accounting guidance, we are not required to calculate the fair value of a reporting unit if, based on a qualitative assessment, we determine that it was more likely than not that the unit’s fair value was not less than its carrying amount. During 2014, we elected to perform step one of the two-step goodwill impairment test for our reporting unit, but we may choose to perform the optional quantitative assessment in future periods.

NORTHFIELD BANCORP, INC.  AND SUBSIDIARIES
Notes to Consolidated Financial Statements - (Continued)

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

As of December 31, 2014, the carrying value of goodwill totaled $16.2 million.  The Company performed its annual goodwill impairment test, as of December 31, 2014, and determined that the fair value of the Company’s single reporting unit to be in excess of its carrying value.  The Company will test goodwill for impairment between annual test dates if an event occurs or circumstances change that would indicate the fair value of the reporting unit is below its carrying amount. No events have occurred and no circumstances have changed since the annual impairment test date that would indicate the fair value of the reporting unit is below its carrying amount.

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

(n)    Comprehensive Income (Loss)

Comprehensive income (loss) includes net income and the change in unrealized holding gains and losses on securities available-for-sale, change in actuarial gains and losses on other post retirement benefits, and change in service cost on other postretirement benefits, net of taxes.  Comprehensive income (loss) is presented in the Consolidated Statements of Comprehensive Income (Loss).

NORTHFIELD BANCORP, INC.  AND SUBSIDIARIES
Notes to Consolidated Financial Statements - (Continued)

(o)   Benefits

The Company sponsors a defined postretirement benefit plan that provides for medical and life insurance coverage to a limited number of retirees, as well as life insurance to all qualifying employees of the Company.  The estimated cost of postretirement benefits earned is accrued during an individual’s estimated service period to the Company.    The Company recognizes in its balance sheet the over-funded or under-funded status of a defined benefit postretirement plan measured as the difference between the fair value of plan assets and the benefit obligation at the end of our calendar year.  The actuarial gains and losses and the prior service costs and credits that arise during the period are recognized as a component of other comprehensive income (loss), net of tax.

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

The Company recognizes the grant-date fair value of stock based awards issued to participants' as compensation cost in the consolidated statements of comprehensive income (loss).  The fair value of common stock awards is based on the closing price of our common stock as reported on the NASDAQ Stock Market on the grant date.  The expense related to stock options is based on the estimated fair value of the options at the date of the grant using the Black-Scholes pricing model.  The awards are fixed in nature and compensation cost related to stock based awards is recognized on a straight-line basis over the requisite service periods.

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

Net income per common share-diluted is computed using the same method as basic earnings per share, but reflects the potential dilution that could occur if stock options and unvested shares of restricted stock were exercised and converted into common stock.  These potentially dilutive shares are included in the weighted average number of shares outstanding for the period using the treasury stock method.  When applying the treasury stock method, we add: (1) the assumed proceeds from option exercises; (2) the tax benefit, if any, that would have been credited to additional paid-in capital assuming exercise of non-qualified stock options and vesting of shares of restricted stock; and (3) the average unamortized compensation costs related to unvested shares of restricted stock and stock options.  We then divide this sum by our average stock price for the period to calculate assumed shares repurchased.  The excess of the number of shares issuable over the number of shares assumed to be repurchased is added to basic weighted average common shares to calculate diluted earnings per share.  At December 31, 2014, 2013, and 2012, there were 1,026,130, 922,629 and 776,213 dilutive shares outstanding, respectively.

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

NORTHFIELD BANCORP, INC.  AND SUBSIDIARIES
Notes to Consolidated Financial Statements - (Continued)

(2)	Business Combinations

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

The following is a comparative summary of mortgage-backed securities and other securities available-for-sale at December 31, 2014 and 2013 (in thousands):

	2014
		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
	cost	gains	losses	value
Mortgage-backed securities:
Pass-through certificates:
Government sponsored enterprises (GSE)	$292,162	$8,309	$1,131	$299,340
Real estate mortgage investment conduits (REMICs):
GSE	408,328	1,314	9,192	400,450
Non-GSE	1,060	—	34	1,026
	701,550	9,623	10,357	700,816
Other securities:
Equity investments-mutual funds	410	—	—	410
Corporate bonds	69,975	40	2	70,013
	70,385	40	2	70,423
Total securities available-for-sale	$771,935	$9,663	$10,359	$771,239

	2013
		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
	cost	gains	losses	value
Mortgage-backed securities:
Pass-through certificates:
GSE	$366,884	$8,573	$5,113	$370,344
Real estate mortgage investment conduits (REMICs):
GSE	497,575	1,699	14,047	485,227
Non-GSE	4,474	126	48	4,552
	868,933	10,398	19,208	860,123
Other securities:
Equity investments-mutual funds	510	—	—	510
Corporate bonds	76,491	66	105	76,452
	77,001	66	105	76,962
Total securities available-for-sale	$945,934	$10,464	$19,313	$937,085

NORTHFIELD BANCORP, INC.  AND SUBSIDIARIES
Notes to Consolidated Financial Statements - (Continued)

The following is a summary of the expected maturity distribution of debt securities available-for-sale other than mortgage‑backed securities at December 31, 2014 (in thousands):

Available-for-sale	Amortized cost	Estimated fair value
Due in one year or less	$41,750	$41,768
Due after one year through five years	28,225	28,245
	$69,975	$70,013

Expected maturities on mortgage‑backed securities will differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without penalties.

Certain securities available-for-sale are pledged or encumbered to secure borrowings under Pledge Agreements and Repurchase Agreements and for other purposes required by law.  At December 31, 2014, and December 31, 2013, securities available-for-sale with a carrying value of $13.8 million and $14.4 million, respectively, were pledged to secure deposits.  See Note 8 for further discussion regarding securities pledged or encumbered for borrowings.

For the year ended December 31, 2014, the Company had gross proceeds of $12.0 million on sales of securities available-for-sale with gross realized gains of approximately $382,000 and no gross realized losses.  For the year ended December 31, 2013, the Company had gross proceeds of $259.6 million on sales of securities available-for-sale with gross realized gains and gross realized losses of approximately $3.1 million and $128,000,  respectively.  For the year ended December 31, 2012, the Company had gross proceeds of $207.7 million on sales of securities available-for-sale with gross realized gains and gross realized losses of approximately $3.0 million and $490,000,  respectively. The Company routinely sells securities when market pricing presents, in management’s assessment, an economic benefit that outweighs holding such security, and when smaller balance securities become cost prohibitive to carry.

The Company did not recognize any other-than-temporary impairment charges in earnings during the year ended December 31, 2014. The Company recognized in earnings other-than-temporary impairment charges of $434,000 during the year ended December 31, 2013, related to one equity investment in a mutual fund.  The Company recognized in earnings other-than-temporary impairment charges of $24,000 during the year ended December 31, 2012, related to one equity investment in a mutual fund.

The following is a roll forward of 2014, 2013, and 2012 activity related to the credit component of other-than-temporary impairment recognized on debt securities in pre-tax earnings, for which a portion of other-than-temporary impairment was recognized in accumulated other comprehensive income (in thousands):

	2014	2013	2012
Balance, beginning of year	$—	$—	$578
Additions to the credit component on debt securities in which other-than-temporary
impairment was not previously recognized	—	—	—
Reductions due to sales	—	—	(578)
Cumulative pre-tax credit losses, end of year	$—	$—	$—

Gross unrealized losses on mortgage-backed securities, equity securities, agency bonds, and corporate bonds available-for-sale, and the estimated fair value of the related securities, aggregated by security category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2014 and 2013, were as follows (in thousands):

NORTHFIELD BANCORP, INC.  AND SUBSIDIARIES
Notes to Consolidated Financial Statements - (Continued)

	December 31, 2014
	Less than 12 months		12 months or more		Total
	Unrealized	Estimated	Unrealized	Estimated	Unrealized	Estimated
	losses	fair value	losses	fair value	losses	fair value
Mortgage-backed securities:
Pass-through certificates:
GSE	$1	$181	$1,130	$61,526	$1,131	$61,707
REMICs:
GSE	30	3,179	9,162	229,896	9,192	233,075
Non-GSE	—	—	34	1,026	34	1,026
Other securities:
Corporate bonds	2	9,996	—	—	2	9,996
Total	$33	$13,356	$10,326	$292,448	$10,359	$305,804

	December 31, 2013
	Less than 12 months		12 months or more		Total
	Unrealized	Estimated	Unrealized	Estimated	Unrealized	Estimated
	losses	fair value	losses	fair value	losses	fair value
Mortgage-backed securities:
Pass-through certificates:
GSE	$5,087	$150,473	$26	$4,482	$5,113	$154,955
REMICs:
GSE	12,923	283,419	1,124	44,606	14,047	328,025
Non-GSE	23	1,092	25	442	48	1,534
Other securities:
Corporate bonds	105	44,763	—	—	105	44,763
Total	$18,138	$479,747	$1,175	$49,530	$19,313	$529,277

The Company held 13 pass-through mortgage-backed securities issued or guaranteed by GSEs, 14 REMIC mortgage-backed securities issued or guaranteed by GSEs, and two REMIC mortgage-backed securities not issued or guaranteed by GSEs that were in a continuous unrealized loss position of greater than twelve months at December 31, 2014. There were four pass-through mortgage-backed securities issued or guaranteed by GSEs, one REMIC mortgage-backed security issued or guaranteed by GSEs, and one corporate security that were in an unrealized loss position of less than twelve months, and rated investment grade at December 31, 2014.  The declines in value relate to the general interest rate environment and are considered temporary.  The securities cannot be prepaid in a manner that would result in the Company not receiving all of its amortized cost.  The Company neither has an intent to sell, nor is it more likely than not that the Company will be required to sell, the securities before the recovery of their amortized cost basis or, if necessary, maturity.

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

NORTHFIELD BANCORP, INC.  AND SUBSIDIARIES
Notes to Consolidated Financial Statements - (Continued)

(4)	Securities Held-to-Maturity

The following is a summary of mortgage-backed securities held-to-maturity at December 31, 2014 (in thousands):

	2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Mortgage-backed securities:
Pass-through certificates:
GSEs	3,609	82	$—	3,691
Total securities held-to-maturity	$3,609	$82	$—	$3,691

Expected maturities on mortgage‑backed securities will differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without penalties. The Company had no held-to-maturity securities at December 31, 2014 that were in an unrealized loss position. The Company had no held-to-maturity securities at December 31, 2013.

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

(5)	Loans

Loans held-for-investment, net, consists of the following (in thousands):

	December 31,
	2014	2013
Real estate loans:
Multifamily	$1,072,193	$870,951
Commercial mortgage	390,288	340,174
One-to-four family residential mortgage	74,401	64,753
Home equity and lines of credit	54,533	46,231
Construction and land	21,412	14,152
Total real estate loans	1,612,827	1,336,261
Commercial and industrial loans	12,945	10,162
Other loans	2,157	2,310
Total commercial and industrial and other loans	15,102	12,472
Deferred loan cost, net	4,565	3,458
Originated loans held-for-investment, net	1,632,494	1,352,191
PCI Loans	44,816	59,468
Loans acquired:
One-to-four family residential mortgage	234,478	60,262
Multifamily	18,844	3,930
Commercial mortgage	11,999	13,254
Construction and land	364	371
Total loans acquired	265,685	77,817
Loans held for investment, net	1,942,995	1,489,476
Allowance for loan losses	(26,292)	(26,037)
Net loans held-for-investment	$1,916,703	$1,463,439

The Company had no loans held-for-sale at December 31, 2014, and $471,000 in loans held-for-sale at December 31, 2013.  Loans held-for-sale included $471,000 of non-accrual loans at December 31, 2013.

NORTHFIELD BANCORP, INC.  AND SUBSIDIARIES
Notes to Consolidated Financial Statements - (Continued)

PCI loans, primarily acquired as part of a Federal Deposit Insurance Corporation-assisted transaction, totaled $44.8 million at December 31, 2014, as compared to $59.5 million at December 31, 2013.  The Company accounts for PCI loans utilizing generally accepting accounting principles applicable to loans acquired with deteriorated credit quality.  At December 31, 2014, PCI loans consist of approximately 33% commercial real estate loans and 53% commercial and industrial loans, with the remaining balance in residential and home equity loans.  At December 31, 2013, PCI loans consist of approximately 37% commercial real estate loans and 47% commercial and industrial loans, with the remaining balance in residential and home equity loans. The following details the accretable yield (in thousands):

	For The Year Ended December 31,
	2014	2013
Balance at the beginning of year	$32,464	$43,431
Accretable yield at purchase date	—	—
Accretion into interest income	(4,895)	(5,701)
Net reclassification from non-accretable difference (1)	374	(5,266)
Balance at end of year	$27,943	$32,464

(1) Due to re-casting of cash flows for loan pools acquired in the 2011 FDIC-assisted transaction.

At December 31, 2014 and 2013, PCI loans included $2.8 million and $3.6 million, respectively, of loans acquired as part of the acquisition of Flatbush Federal Bancorp, Inc. and its wholly-owned subsidiary, Flatbush Federal Savings and Loan Association.

The Company does not have any lending programs commonly referred to as subprime lending.  Subprime lending generally targets borrowers with weakened credit histories typically characterized by payment delinquencies, previous charge-offs, judgments, bankruptcies, or borrowers with questionable repayment capacity as evidenced by low credit scores or high debt-burden ratios.

During 2012, we sold the servicing rights of loans sold to Freddie Mac to a third-party bank.  These one-to-four family residential mortgage real estate loans were underwritten to Freddie Mac guidelines and to comply with applicable federal, state, and local laws.  At the time of the closing of these loans the Company owned the loans and subsequently sold them to Freddie Mac providing normal and customary representations and warranties, including representations and warranties related to compliance with Freddie Mac underwriting standards.  At the time of sale, the loans were free from encumbrances except for the mortgages filed by the Company which, with other underwriting documents, were subsequently assigned and delivered to Freddie Mac.  At the time of sale to the third-party, substantially all of the loans serviced for Freddie Mac were performing in accordance with their contractual terms and management believes that it has no significant repurchase obligations associated with these loans.

We provide for loan losses based on the consistent application of our documented allowance for loan loss methodology.  Loan losses are charged to the allowance for loans losses and recoveries are credited to it.  Additions to the allowance for loan losses are provided by charges against income based on various factors which, in our judgment, deserve current recognition in estimating probable losses.  Loan losses are charged-off in the period the loans, or portion thereof, are deemed uncollectible.  Generally, the Company will record a loan charge-off (including a partial charge-off) to reduce a loan to the estimated fair value of the underlying collateral, less cost to sell, for collateral dependent loans.  We regularly review the loan portfolio in order to maintain the allowance for loan losses in accordance with U.S. GAAP.   At December 31, 2014 and 2013, the allowance for loan losses related to loans held-for-investment (excluding PCI loans) consisted primarily of the following two components:

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

NORTHFIELD BANCORP, INC.  AND SUBSIDIARIES
Notes to Consolidated Financial Statements - (Continued)

discounted at the loan’s original contractual interest rate, is less than the carrying value of the loan unless management determines that such shortfall should be charged off.

(2)
General allowances are established for loan losses on a portfolio basis for loans that do not meet the definition of impaired. The portfolio is grouped into similar risk characteristics, primarily loan type, loan-to-value, if collateral dependent, and internal credit risk ratings. We apply an estimated loss rate to each loan group. The loss rates applied are based on our loss experience (using appropriate look-back and loss emergence periods) as adjusted for our qualitative assessment of relevant changes related to: underwriting standards; delinquency trends; collection, charge-off and recovery practices; the nature or volume of the loan group; changes in lending staff; concentration of loan type; current economic conditions; and other relevant factors considered appropriate by management. The loss emergence period is the estimated time from the date of the loss event to the actual recognition of the loss (typically via the first charge-off), and is determined based upon a study of the Company's past loss experience by loan group This evaluation is inherently subjective, as it requires material estimates that may be susceptible to significant revisions based upon changes in economic and real estate market conditions, and incorporates matters that are not fully captured in the loss experience. Actual loan losses may be significantly more than the allowance for loan losses we have established, which could have a material negative effect on our financial results. We also maintain an unallocated component related to the general loss allocation.  The primary purpose of the unallocated component is to account for the inherent imprecision of the loss estimation process related primarily to periodic updating of appraisals on impaired loans and the internal and external credit risk rating process, including loans that are not subject to an independent third party review, such as loans that are less than $500,000.

Additionally, loans acquired with no evidence of credit deterioration are held-for-investment and initially valued at an estimated fair value on the date of acquisition, with no initial related allowance for loan losses. These loans are evaluated for impairment on quarterly basis as part of our analysis of the allowance for loan losses.

In underwriting a loan secured by real property, we require an appraisal (or an automated valuation model) of the property by an independent licensed appraiser approved by the Company’s board of directors.  The appraisal is subject to review by an independent third-party hired by the Company.  We review and inspect properties before disbursement of funds during the term of a construction loan.  Generally, management obtains updated appraisals when a loan is deemed impaired, or sooner if management deems it appropriate.  These appraisals may be more limited than those prepared for the underwriting of a new loan.  In addition, when the Company acquires other real estate owned, it generally obtains a current appraisal to substantiate the net carrying value of the asset.

The adjustments to our loss experience are based on our evaluation of several environmental factors, including:

•	changes in lending policies and procedures

•
changes in local, regional, national, and international economic and business conditions and developments that affect the collectability of our portfolio, including the condition of various market segments;

•	changes in the nature and volume of our portfolio and in the terms of our loans;

•	changes in the experience, ability and depth of lending management and other relevant staff;

•	changes in the volume and severity of past due loans, the volume of nonaccrual loans, and the volume and severity of adversely classified or graded loans;

•	changes in the quality of our loan review system;

•	changes in the value of underlying collateral for collateral-dependent loans;

•	the existence and effect of any concentrations of credit, and changes in the level of such concentrations; and

•	the effect of other external factors such as competition and legal and regulatory requirements on the level of estimated credit losses in our existing portfolio.

In evaluating the estimated loss factors to be utilized for each loan group, management also reviews actual net loss history over an extended period of time as reported by the FDIC for institutions both in our market area and nationally for periods that are believed to have experienced similar economic conditions.

NORTHFIELD BANCORP, INC.  AND SUBSIDIARIES
Notes to Consolidated Financial Statements - (Continued)

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

Each quarter we evaluate the allowance for loan losses and adjust the allowance as appropriate through a provision for loan losses.  While we use the best information available to make evaluations, future adjustments to the allowance may be necessary if conditions differ substantially from the information used in making the evaluations.  In addition, as an integral part of their examination process, the Office of the Comptroller of the Currency (“OCC”) will periodically review the allowance for loan losses.  The OCC may require us to adjust the allowance based on their analysis of information available to them at the time of their examination.  Our last examination date was as of June 30, 2014.

A summary of changes in the allowance for loan losses for the years ended December 31, 2014, 2013, and 2012 follows (in thousands):

	December 31,
	2014	2013	2012
Balance at beginning of year	$26,037	$26,424	$26,836
Provision for loan losses	645	1,927	3,536
Recoveries	402	860	245
Charge-offs	(792)	(3,174)	(4,193)
Balance at end of year	$26,292	$26,037	$26,424

NORTHFIELD BANCORP, INC.  AND SUBSIDIARIES
Notes to Consolidated Financial Statements - (Continued)

The following table sets forth activity in our allowance for loan losses, by loan type, for the years ended December 31, 2014 and 2013.  The following table also details the amount of loans receivable held-for-investment, net of deferred loan fees and costs, that are evaluated individually, and collectively, for impairment, and the related portion of allowance for loan losses that is allocated to each loan portfolio segment (in thousands).

	December 31, 2014
	Real Estate
	Commercial	One-to-Four Family	Construction and Land	Multifamily	Home Equity and Lines of Credit	Commercial and Industrial	Other	Unallocated	Originated Loans Total	PCI	Acquired Loans	Total
Allowance for loan losses:
Beginning Balance	$12,619	$875	$205	$9,374	$860	$425	$67	$1,024	$25,449	$588	$—	$26,037
Charge-offs	(103)	(58)	—	(7)	(489)	(135)	—	—	(792)	—	—	(792)
Recoveries	72	—	246	35	—	8	41	—	402	—	—	402
Provisions (credit)	(3,279)	134	(185)	2,817	530	543	26	185	771	(188)	62	645
Ending Balance	$9,309	$951	$266	$12,219	$901	$841	$134	$1,209	$25,830	$400	$62	$26,292
Ending balance: individually evaluated for impairment	$2,361	$57	$—	$215	$13	$109	$—	$—	$2,755	$—	$—	$2,755
Ending balance: collectively evaluated for impairment	$6,948	$894	$266	$12,004	$888	$732	$134	$1,209	$23,075	$400	$62	$23,537
Loans, net:
Ending Balance	$390,885	$74,990	$21,445	$1,074,539	$55,486	$12,992	$2,157	$—	$1,632,494	$44,816	$265,685	$1,942,995
Ending balance: individually evaluated for impairment	$29,224	$1,072	$—	$1,990	$327	$806	$—	$—	$33,419	$—	$855	$34,274
Ending balance: collectively evaluated for impairment	$361,661	$73,918	$21,445	$1,072,549	$55,159	$12,186	$2,157	$—	$1,599,075	$44,816	$264,830	$1,908,721

	December 31, 2013
	Real Estate
	Commercial	One-to-Four Family	Construction and Land	Multifamily	Home Equity and Lines of Credit	Commercial and Industrial	Other	Unallocated	Originated Loans Total	PCI	Acquired Loans	Total
Allowance for loan losses:
Beginning Balance	$14,480	$623	$994	$7,086	$623	$1,160	$21	$1,201	$26,188	$236	$—	$26,424
Charge-offs	(1,208)	(414)	—	(657)	(491)	(379)	(25)	—	(3,174)	—	—	(3,174)
Recoveries	1	18	567	—	—	201	73	—	860	—	—	860
Provisions (credit)	(654)	648	(1,356)	2,945	728	(557)	(2)	(177)	1,575	352	—	1,927
Ending Balance	$12,619	$875	$205	$9,374	$860	$425	$67	$1,024	$25,449	$588	$—	$26,037
Ending balance: individually evaluated for impairment	$2,385	$19	$—	$117	$7	$104	$—	$—	$2,632	$—	$—	$2,632
Ending balance: collectively evaluated for impairment	$10,234	$856	$205	$9,257	$853	$321	$67	$1,024	$22,817	$588	$—	$23,405
Loans, net:
Ending Balance	$340,534	$65,289	$14,161	$872,901	$46,825	$10,202	$2,279	$—	$1,352,191	$59,468	$77,817	$1,489,476
Ending balance: individually evaluated for impairment	$32,194	$1,115	$109	$2,074	$1,341	$1,504	$—	$—	$38,337	$—	$—	$38,337
Ending balance: collectively evaluated for impairment	$308,340	$64,174	$14,052	$870,827	$45,484	$8,698	$2,279	$—	$1,313,854	$59,468	$77,817	$1,451,139

NORTHFIELD BANCORP, INC.  AND SUBSIDIARIES
Notes to Consolidated Financial Statements - (Continued)

The Company monitors the credit quality of its loan portfolio on a regular basis.  Credit quality is monitored by reviewing certain credit quality indicators.  Management has determined that loan-to-value ratios (at period end) and internally assigned credit risk ratings by loan type are the key credit quality indicators that best measure the credit quality of the Company’s loan receivables.  Loan-to-value (LTV) ratios used by management in monitoring credit quality are based on current period loan balances and original appraised values at time of origination (unless a current appraisal has been obtained as a result of the loan being deemed impaired).  In calculating the provision for loan losses, based on past loan loss experience, management has determined that commercial real estate loans and multifamily loans having loan-to-value ratios, as described above, of less than 35%, and one-to-four family loans having loan-to-value ratios, as described above, of less than 60%,  require less of a loss factor than those with higher loan to value ratios.

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

Loans rated 1 to 5 are considered pass ratings.  An asset is classified substandard if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any.  Substandard assets have well defined weaknesses based on objective evidence, and are characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected.  Assets classified as doubtful have all of the weaknesses inherent in those classified substandard with the added characteristic that the weaknesses present make collection or liquidation in full highly questionable and improbable based on current circumstances.  Assets classified as loss are those considered uncollectible and of such little value that their continuance as assets is not warranted.  Assets which do not currently expose the Company to sufficient risk to warrant classification in one of the aforementioned categories, but possess weaknesses, are required to be designated special mention.

NORTHFIELD BANCORP, INC.  AND SUBSIDIARIES
Notes to Consolidated Financial Statements - (Continued)

The following table details the recorded investment of originated loans receivable held-for-investment, net of deferred fees and costs, by loan type and credit quality indicator at December 31, 2014 and 2013 (in thousands).

	At December 31, 2014
	Real Estate
	Multifamily		Commercial		One-to-Four Family		Construction and Land	Home Equity and Lines of Credit	Commercial and Industrial	Other	Total
	< 35% LTV	=> 35% LTV	< 35% LTV	=> 35% LTV	< 60% LTV	=> 60% LTV
Internal Risk Rating
Pass	$64,692	$999,708	$47,534	$289,794	$29,629	$40,527	$21,445	$54,935	$11,421	$2,157	$1,561,842
Special Mention	283	4,342	2,436	9,792	1,143	—	—	360	652	—	19,008
Substandard	801	4,713	—	41,329	2,303	1,388	—	191	919	—	51,644
Originated loans held-for-investment, net	$65,776	$1,008,763	$49,970	$340,915	$33,075	$41,915	$21,445	$55,486	$12,992	$2,157	$1,632,494

	At December 31, 2013
	Real Estate
	Multifamily		Commercial		One-to-Four Family		Construction and Land	Home Equity and Lines of Credit	Commercial and Industrial	Other	Total
	< 35% LTV	=> 35% LTV	< 35% LTV	=> 35% LTV	< 60% LTV	=> 60% LTV
Internal Risk Rating
Pass	$40,966	$817,923	$42,995	$240,472	$28,595	$30,241	$13,458	$45,117	$7,488	$2,279	$1,269,534
Special Mention	309	7,866	1,304	12,938	2,289	703	595	469	962	—	27,435
Substandard	821	5,016	1,333	41,492	1,388	2,073	108	1,239	1,752	—	55,222
Originated loans held-for-investment, net	$42,096	$830,805	$45,632	$294,902	$32,272	$33,017	$14,161	$46,825	$10,202	$2,279	$1,352,191

NORTHFIELD BANCORP, INC.  AND SUBSIDIARIES
Notes to Consolidated Financial Statements - (Continued)

Included in loans receivable (including held-for-sale) are loans for which the accrual of interest income has been discontinued due to deterioration in the financial condition of the borrowers.  The recorded investment of these nonaccrual loans was $13.9 million and $17.8 million at December 31, 2014, and December 31, 2013, respectively.  Generally, originated loans (both held-for-investment and held-for-sale) are placed on non-accruing status when they become 90 days or more delinquent, or sooner if considered appropriate by management, and remain on non-accrual status until they are brought current, have six months of performance under the loan terms, and factors indicating reasonable doubt about the timely collection of payments no longer exist.  Therefore, loans may be current in accordance with their loan terms, or may be less than 90 days delinquent and still be on a non-accruing status.

Non-accrual amounts include loans deemed to be impaired of $10.1 million and $13.5 million at December 31, 2014, and December 31, 2013, respectively.  Loans on non-accrual status with principal balances less than $500,000, and therefore not meeting the Company’s definition of an impaired loan, amounted to $3.8 million at both December 31, 2014, and December 31, 2013.  Non-accrual amounts included in loans held-for-sale were $0 and $471,000 at December 31, 2014, and December 31, 2013, respectively.  Loans past due ninety days or more and still accruing interest were $708,000 and $32,000 at December 31, 2014,  and December 31, 2013, respectively, and consisted of loans that are well secured and in the process of collection.

NORTHFIELD BANCORP, INC.  AND SUBSIDIARIES
Notes to Consolidated Financial Statements - (Continued)

The following table sets forth the detail, and delinquency status, of non-performing loans (non-accrual loans and loans past due ninety days or more and still accruing), net of deferred fees and costs, at December 31, 2014 and 2013 (in thousands), excluding PCI loans which have been segregated into pools.  For PCI loans, each loan pool is accounted for as a single asset with a single composite interest rate and an aggregate expectation of cash flows.

	At December 31, 2014
	Total Non-Performing Loans
	Non-Accruing Loans
	0-29 Days Past Due	30-89 Days Past Due	90 Days or More Past Due	Total	90 Days or More Past Due and Accruing	Total Non-Performing Loans
Loans held-for-investment:
Real estate loans:
Commercial
LTV => 35%
Substandard	—	395	10,769	11,164	—	11,164
Total commercial	—	395	10,769	11,164	—	11,164
One-to-four family residential
LTV < 60%
Substandard	—	190	674	864	286	1,150
Total	—	190	674	864	286	1,150
LTV => 60%
Substandard	—	—	1,028	1,028	—	1,028
Total	—	—	1,028	1,028	—	1,028
Total one-to-four family residential	—	190	1,702	1,892	286	2,178
Home equity and lines of credit
Substandard	—	98	—	98	—	98
Total home equity and lines of credit	—	98	—	98	—	98
Commercial and industrial loans
Substandard	—	—	408	408	—	408
Total commercial and industrial loans	—	—	408	408	—	408
Total non-performing loans held-for-investment	—	683	12,879	13,562	286	13,848
Loans acquired:
One-to-four family residential
LTV < 60%
Pass	—	—	—	—	422	422
Substandard	—	—	313	313	—	313
Total one-to-four family residential	—	—	313	313	422	735
Total non-performing loans acquired	—	—	313	313	422	735
Total non-performing loans	$—	$683	$13,192	$13,875	$708	$14,583

NORTHFIELD BANCORP, INC.  AND SUBSIDIARIES
Notes to Consolidated Financial Statements - (Continued)

	At December 31, 2013
	Total Non-Performing Loans
	Non-Accruing Loans
	0-29 Days Past Due	30-89 Days Past Due	90 Days or More Past Due	Total	90 Days or More Past Due and Accruing	Total Non-Performing Loans
Loans held-for-investment:
Real estate loans:
Commercial
LTV => 35%
Special Mention	—	—	335	335	—	335
Substandard	3,606	421	7,836	11,863	—	11,863
Total commercial	3,606	421	8,171	12,198	—	12,198
One-to-four family residential
LTV < 60%
Special Mention	—	16	114	130	—	130
Substandard	—	418	186	604	—	604
Total	—	434	300	734	—	734
LTV => 60%
Substandard	—	189	993	1,182	—	1,182
Total	—	189	993	1,182	—	1,182
Total one-to-four family residential	—	623	1,293	1,916	—	1,916
Construction and land
Substandard	108	—	—	108	—	108
Total construction and land	108	—	—	108	—	108
Multifamily
LTV => 35%
Substandard	—	—	73	73	—	73
Total multifamily	—	—	73	73	—	73
Home equity and lines of credit
Substandard	—	—	1,239	1,239	—	1,239
Total home equity and lines of credit	—	—	1,239	1,239	—	1,239
Commercial and industrial loans
Substandard	—	—	441	441	—	441
Total commercial and industrial loans	—	—	441	441	—	441
Other loans
Pass	—	—	—	—	32	32
Total other loans	—	—	—	—	32	32
Total non-performing loans held-for-investment	$3,714	$1,044	$11,217	$15,975	$32	$16,007
Loans acquired:
One-to-four family residential
LTV => 60%
Substandard	607	—	466	1,073	—	1,073
Total one-to-four family residential	607	—	466	1,073	—	1,073
Commercial and industrial loans
LTV => 35%
Special Mention	—	—	252	252	—	252
Total commercial and industrial loans	—	—	252	252	—	252
Total non-performing loans acquired	607	—	718	1,325	—	1,325
Total non-performing loans	$4,321	$1,044	$11,935	$17,300	$32	$17,332

The following table sets forth the detail and delinquency status of originated loans receivable held-for-investment and acquired loans, net of deferred fees and costs, by performing and non-performing loans at December 31, 2014 and 2013 (in thousands).

NORTHFIELD BANCORP, INC.  AND SUBSIDIARIES
Notes to Consolidated Financial Statements - (Continued)

	December 31, 2014
	Performing (Accruing) Loans
	0-29 Days Past Due	30-89 Days Past Due	Total	Non-Performing Loans	Total Loans Receivable, net
Loans held-for-investment:
Real estate loans:
Commercial
LTV < 35%
Pass	$47,534	$—	$47,534	$—	$47,534
Special Mention	2,436	—	2,436	—	2,436
Total	49,970	—	49,970	—	49,970
LTV => 35%
Pass	288,915	878	289,793	—	289,793
Special Mention	9,792	—	9,792	—	9,792
Substandard	25,073	5,093	30,166	11,164	41,330
Total	323,780	5,971	329,751	11,164	340,915
Total commercial	373,750	5,971	379,721	11,164	390,885
One-to-four family residential
LTV < 60%
Pass	29,288	341	29,629	—	29,629
Special Mention	1,143	—	1,143	—	1,143
Substandard	867	286	1,153	1,150	2,303
Total	31,298	627	31,925	1,150	33,075
LTV => 60%
Pass	38,062	2,465	40,527	—	40,527
Special Mention	—	—	—	—	—
Substandard	—	360	360	1,028	1,388
Total	38,062	2,825	40,887	1,028	41,915
Total one-to-four family residential	69,360	3,452	72,812	2,178	74,990
Construction and land
Pass	21,445	—	21,445	—	21,445
Total construction and land	21,445	—	21,445	—	21,445
Multifamily
LTV < 35%
Pass	64,692	—	64,692	—	64,692
Special Mention	283	—	283	—	283
Substandard	801	—	801	—	801
Total	65,776	—	65,776	—	65,776
LTV= > 35%
Pass	999,469	239	999,708	—	999,708
Special Mention	3,822	520	4,342	—	4,342
Substandard	4,382	331	4,713	—	4,713
Total	1,007,673	1,090	1,008,763	—	1,008,763
Total multifamily	1,073,449	1,090	1,074,539	—	1,074,539
Home equity and lines of credit
Pass	54,800	135	54,935	—	54,935
Special Mention	360	—	360	—	360
Substandard	93	—	93	98	191
Total home equity and lines of credit	55,253	135	55,388	98	55,486
Commercial and industrial loans
Pass	11,331	90	11,421	—	11,421
Special Mention	652	—	652	—	652
Substandard	479	32	511	408	919
Total commercial and industrial loans	12,462	122	12,584	408	12,992

NORTHFIELD BANCORP, INC.  AND SUBSIDIARIES
Notes to Consolidated Financial Statements - (Continued)

	December 31, 2014
	Performing (Accruing) Loans
	0-29 Days Past Due	30-89 Days Past Due	Total	Non-Performing Loans	Total Loans Receivable, net
Other loans
Pass	2,097	60	2,157	—	2,157
Total other loans	2,097	60	2,157	—	2,157
Total originated loans held-for-investment	1,607,816	10,830	1,618,646	13,848	1,632,494
Acquired loans:
One-to-four family residential
LTV < 60%
Pass	225,741	526	226,267	422	226,689
Special Mention	597	—	597	—	597
Substandard	424	—	424	313	737
Total	226,762	526	227,288	735	228,023
LTV => 60%
Pass	5,787	375	6,162	—	6,162
Substandard	294	—	294	—	294
Total	6,081	375	6,456	—	6,456
Total one-to-four family residential	232,843	901	233,744	735	234,479
Commercial
LTV < 35%
Pass	2,477	—	2,477	—	2,477
Special Mention	187	521	708	—	708
Total	2,664	521	3,185	—	3,185
LTV => 35%
Pass	5,817	—	5,817	—	5,817
Substandard	2,997	—	2,997	—	2,997
Total	8,814	—	8,814	—	8,814
Total commercial	11,478	521	11,999	—	11,999
Construction and land
Substandard	363	—	363	—	363
Total construction and land	363	—	363	—	363
Multifamily
LTV < 35%
Pass	4,857	—	4,857	—	4,857
Special Mention	164	—	164	—	164
Total	5,021	—	5,021	—	5,021
LTV => 35%
Pass	13,457	—	13,457	—	13,457
Special Mention	366	—	366	—	366
Total	13,823	—	13,823	—	13,823
Total multifamily	18,844	—	18,844	—	18,844
Total loans acquired	263,528	1,422	264,950	735	265,685
	$1,871,344	$12,252	$1,883,596	$14,583	$1,898,179

NORTHFIELD BANCORP, INC.  AND SUBSIDIARIES
Notes to Consolidated Financial Statements - (Continued)

	December 31, 2013
	Performing (Accruing) Loans
	0-29 Days Past Due	30-89 Days Past Due	Total	Non-Performing Loans	Total Loans Receivable, net
Loans held-for-investment:
Real estate loans:
Commercial
LTV < 35%
Pass	$42,995	$—	$42,995	$—	$42,995
Special Mention	1,304	—	1,304	—	1,304
Substandard	1,333	—	1,333	—	1,333
Total	45,632	—	45,632	—	45,632
LTV => 35%
Pass	239,544	928	240,472	—	240,472
Special Mention	10,927	1,676	12,603	335	12,938
Substandard	28,949	680	29,629	11,863	41,492
Total	279,420	3,284	282,704	12,198	294,902
Total commercial	325,052	3,284	328,336	12,198	340,534
One-to-four family residential
LTV < 60%
Pass	28,216	379	28,595	—	28,595
Special Mention	1,746	413	2,159	130	2,289
Substandard	269	515	784	604	1,388
Total	30,231	1,307	31,538	734	32,272
LTV => 60%
Pass	27,575	2,666	30,241	—	30,241
Special Mention	703	—	703	—	703
Substandard	522	369	891	1,182	2,073
Total	28,800	3,035	31,835	1,182	33,017
Total one-to-four family residential	59,031	4,342	63,373	1,916	65,289
Construction and land
Pass	13,458	—	13,458	—	13,458
Special Mention	595	—	595	—	595
Substandard	—	—	—	108	108
Total construction and land	14,053	—	14,053	108	14,161
Multifamily
LTV < 35%
Pass	40,638	328	40,966	—	40,966
Special Mention	94	215	309	—	309
Substandard	821	—	821	—	821
Total	41,553	543	42,096	—	42,096
LTV => 35%
Pass	817,923	—	817,923	—	817,923
Special Mention	6,751	1,115	7,866	—	7,866
Substandard	4,118	825	4,943	73	5,016
Total	828,792	1,940	830,732	73	830,805
Total multifamily	870,345	2,483	872,828	73	872,901
Home equity and lines of credit
Pass	45,116	1	45,117	—	45,117
Special Mention	376	93	469	—	469
Substandard	—	—	—	1,239	1,239
Total home equity and lines of credit	45,492	94	45,586	1,239	46,825
Commercial and industrial loans
Pass	7,415	73	7,488	—	7,488
Special Mention	962	—	962	—	962
Substandard	570	741	1,311	441	1,752
Total Commercial and industrial loans	8,947	814	9,761	441	10,202

NORTHFIELD BANCORP, INC.  AND SUBSIDIARIES
Notes to Consolidated Financial Statements - (Continued)

	December 31, 2013
	Performing (Accruing) Loans
	0-29 Days Past Due	30-89 Days Past Due	Total	Non-Performing Loans	Total Loans Receivable, net
Other loans
Pass	2,226	21	2,247	32	2,279
Total other loans	2,226	21	2,247	32	2,279
Total originated loans held-for-investment	$1,325,146	$11,038	$1,336,184	$16,007	$1,352,191
Loans acquired:
One-to-four family residential
LTV < 60%
Pass	43,112	1,195	44,307	—	44,307
Special Mention	306	104	410	—	410
Substandard	136	4	140	—	140
Total	43,554	1,303	44,857	—	44,857
LTV => 60%
Pass	13,838	—	13,838	—	13,838
Special Mention	232	—	232	—	232
Substandard	262	—	262	1,073	1,335
Total	14,332	—	14,332	1,073	15,405
Total one-to-four family residential	57,886	1,303	59,189	1,073	60,262
Commercial
LTV < 35%
Pass	$2,143	$—	2,143	$—	2,143
Special Mention	189	—	189	—	189
Substandard	937	529	1,466	—	1,466
Total	3,269	529	3,798	—	3,798
LTV => 35%
Pass	8,742	461	9,203	—	9,203
Substandard	—	—	—	252	252
Total	8,742	461	9,203	252	9,455
Total commercial	12,011	990	13,001	252	13,253
Construction and land
Substandard	372	—	372	—	372
Total construction and land	372	—	372	—	372
Multifamily
LTV < 35%
Pass	588	$—	588	$—	588
Substandard	490	—	490	—	490
Total	1,078	—	1,078	—	1,078
LTV => 35%
Pass	2,262	—	2,262	—	2,262
Special Mention	590	—	590	—	590
Total	2,852	—	2,852	—	2,852
Total multifamily	3,930	—	3,930	—	3,930
Total loans acquired	74,199	2,293	76,492	1,325	77,817
	$1,399,345	$13,331	$1,412,676	$17,332	$1,430,008

NORTHFIELD BANCORP, INC.  AND SUBSIDIARIES
Notes to Consolidated Financial Statements - (Continued)

The following table summarizes impaired loans as of December 31, 2014 and 2013 (in thousands):

	At December 31, 2014
	Recorded Investment	Unpaid Principal Balance	Related Allowance
With No Allowance Recorded:
Real estate loans:
Commercial
LTV => 35%
Pass	3,311	3,448	—
Substandard	12,880	14,339	—
One-to-four family residential
LTV < 60%
Special Mention	138	138
Substandard	262	262	—
Multifamily
LTV => 35%
Pass	86	557	—
Substandard	477	477	—
Home Equity
Special Mention	49	49
Commercial and industrial loans
Special Mention	267	268	—
Substandard	99	99	—
With a Related Allowance Recorded:
Real estate loans:
Commercial
LTV => 35%
Substandard	13,033	14,365	(2,361)
One-to-four family residential
LTV => 60%
Special Mention	319	319	(4)
Substandard	353	353	(53)
Multifamily
LTV => 35%
Substandard	1,427	1,427	(215)
Home equity and lines of credit
Special Mention	278	278	(13)
Commercial and industrial loans
Special Mention	32	32	(1)
Substandard	408	530	(108)

Total:
Real estate loans
Commercial	29,224	32,152	(2,361)
One-to-four family residential	1,072	1,072	(57)
Multifamily	1,990	2,461	(215)
Home equity and lines of credit	327	327	(13)
Commercial and industrial loans	806	$929	(109)
	$33,419	$36,941	$(2,755)

NORTHFIELD BANCORP, INC.  AND SUBSIDIARIES
Notes to Consolidated Financial Statements - (Continued)

	At December 31, 2013
	Recorded Investment	Unpaid Principal Balance	Related Allowance
With No Allowance Recorded:
Real estate loans:
Commercial
LTV < 35%
Pass	$3,405	$3,542	$—
Substandard	—	707	—
LTV => 35%
Pass	19,689	21,382	—
Construction and land
Substandard	108	91	—
One-to-four family residential
LTV < 60%
Special Mention	507	507	—
Substandard	269	269	—
Multifamily
LTV < 35%
Substandard	593	1,064	—
Commercial and industrial loans
Special Mention	210	219	—
Substandard	853	1,008	—
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

Included in the table above at December 31, 2014, are impaired loans with carrying balances of $13.1 million that were not written down by charge-offs or for which there are no specific reserves in our allowance for loan losses.  Included in the impaired loans at December 31, 2013, are loans with carrying balances of $21.8 million that were not written down by charge-offs or for which there are no specific reserves in our allowance for loan losses.  Loans not written down by charge-offs or specific reserves at December 31, 2014 and 2013, have sufficient collateral values, less costs to sell (including any discounts to facilitate a sale), or sufficient future cash flows to support the carrying balances of the loans.

NORTHFIELD BANCORP, INC.  AND SUBSIDIARIES
Notes to Consolidated Financial Statements - (Continued)

The average recorded balance of originated impaired loans (including held-for-investment and held-for-sale) for the years ended December 31, 2014, 2013, and 2012 was approximately $34.3 million, $43.9 million, and $54.3 million, respectively.  The Company recorded $2.7 million, $2.0 million, and $2.8 million of interest income on impaired loans for the years ended December 31, 2014, 2013, and 2012, respectively.

The following tables summarize loans that were modified in a troubled debt restructuring during the years ended December 31, 2014 and 2013:

	Year Ended December 31, 2014
		Pre-Modification	Post-Modification
	Number of	Outstanding Recorded	Outstanding Recorded
	Relationships	Investment	Investment
	(in thousands)
One-to-four Family
Substandard	2	$556	$556
Total Troubled Debt Restructurings	2	$556	$556

Both of the relationships in the table above were restructured to receive reduced interest rates.

	Year Ended December 31, 2013
		Pre-Modification	Post-Modification
	Number of	Outstanding Recorded	Outstanding Recorded
	Relationships	Investment	Investment
	(in thousands)
One-to-four Family
Pass	1	$70	$70
Special Mention	1	331	331
Substandard	2	606	606
Total Troubled Debt Restructurings	4	$1,007	$1,007

All four of the relationships in the table above were restructured to receive reduced interest rates.

At December 31, 2014 and 2013, we had troubled debt restructurings of $33.8 million and $36.8 million, respectively.

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

There were no loans that were restructured during the twelve months ended December 31, 2014, that subsequently defaulted.

NORTHFIELD BANCORP, INC.  AND SUBSIDIARIES
Notes to Consolidated Financial Statements - (Continued)

There were four loans to one borrower that were restructured during the twelve months ended December 31, 2013, that subsequently defaulted. The following table details these loans at December 31, 2013:

	Year Ended December 31, 2013
	Number of	30-89 Days	90 Days or More
	Relationships	Past Due	Past Due
	(in thousands)
Commercial & Industrial
Substandard - non-accrual	1	$—	$441
Total	1	—	441
CRE
Substandard - non-accrual	3	—	7,052
Total	3	—	7,052
Total	4	$—	$7,493

(6)	Premises and Equipment, Net

At December 31, 2014 and 2013, premises and equipment, less accumulated depreciation and amortization, consists of the following (in thousands):

	December 31,
	2014	2013
At cost:
Land	$2,026	$2,026
Buildings and improvements	6,691	6,647
Capital leases	2,600	2,600
Furniture, fixtures, and equipment	19,658	18,969
Leasehold improvements	26,202	26,126
	57,177	56,368
Accumulated depreciation and amortization	(30,951)	(27,311)
Premises and equipment, net	$26,226	$29,057

Depreciation expense for the years ended December 31, 2014, 2013, and 2012, was $3.6 million, $3.6 million, and $2.8 million, respectively.

There were no sales of premises and equipment in 2014 or 2012. The Company realized a gain of $397,000 from the sale of vacant land adjacent to a branch in 2013.

NORTHFIELD BANCORP, INC.  AND SUBSIDIARIES
Notes to Consolidated Financial Statements - (Continued)

(7)	Deposits

Deposit account balances are summarized as follows (dollars in thousands):

	December 31,
	2014		2013
	Amount	Weighted Average Rate	Amount	Weighted Average Rate
Transaction:
Negotiable orders of withdrawal	$124,961	0.34%	$129,955	0.31%
Non-interest bearing checking	269,466	—	235,355	—
Total transaction	394,427	0.11	365,310	0.11
Savings:
Money market	440,887	0.38	438,562	0.25
Savings	432,207	0.31	380,915	0.10
Total savings	873,094	0.35	819,477	0.18
Certificates of deposit:
Under $100,000	211,543	0.92	172,175	0.83
$100,000 or more	141,601	1.40	135,727	1.39
Total certificates of deposit	353,144	1.11	307,902	1.08
Total deposits	$1,620,665	0.46%	$1,492,689	0.35%

The Company had brokered deposits (included in certificates of deposit in the above table) of $40.9 million and $695,000,  at December 31, 2014 and 2013, respectively.

Scheduled maturities of certificates of deposit are summarized as follows (in thousands):

December 31, 2014
2015	$203,288
2016	43,439
2017	36,909
2018	5,116
2019	64,284
Thereafter	108
Total	$353,144

Interest expense on deposits is summarized as follows (in thousands):

	December 31,
	2014	2013	2012
Negotiable order of withdrawal and money market	$1,766	$1,956	$3,226
Savings-passbook and statement	445	679	910
Certificates of deposit	3,180	3,866	5,701
	$5,391	$6,501	$9,837

NORTHFIELD BANCORP, INC.  AND SUBSIDIARIES
Notes to Consolidated Financial Statements - (Continued)

(8)	Borrowings

Borrowings consisted of securities sold under agreements to repurchase, FHLB advances, and obligations under capital leases and are summarized as follows (in thousands):

	December 31,
	2014	2013
Repurchase agreements	$203,200	$181,000
Other borrowings:
FHLB advances	572,493	285,661
Floating rate advances	2,058	2,485
Obligations under capital leases	907	1,179
	$778,658	$470,325

FHLB advances are secured by a blanket lien on unencumbered securities and the Company’s FHLB capital stock.

Repurchase agreements and FHLB advances have contractual maturities as follows (in thousands):

	December 31, 2014
	FHLB	Repurchase
	Advances	Agreements
2015	$215,363	$140,200
2016	53,910	55,000
2017	129,003	6,000
2018	140,715	2,000
2019	33,502	—
	$572,493	$203,200

At  December 31, 2014, repurchase agreements have a weighted average rate of 1.69%, with $109.2 million maturing in the in the first quarter of 2015 and $94.0 million maturing in more than 90 days.  The repurchase agreements are secured primarily by mortgage-backed securities with an amortized cost of $213.9 million, and a fair value of $218.3 million, at December 31, 2014.  At  December 31, 2013, repurchase agreements had a weighted average rate of 2.70%, with the exception of one repurchase agreement that matured late in the first quarter of 2014 at a rate of 2.92%, all maturing in more than 90 days.  The repurchase agreements were secured primarily by mortgage-backed securities with an amortized cost of $192.7 million, and a fair value of $197.9 million, at December 31, 2013.

The Company has the ability to obtain additional funding from the FHLB and Federal Reserve Bank discount window of approximately $291.3 million, utilizing unencumbered and unpledged securities of $90.6 million and multifamily loans of $229.8 million at December 31, 2014.  The Company expects to have sufficient funds available to meet current commitments in the normal course of business.

Interest expense on borrowings is summarized as follows (in thousands):

	December 31,
	2014	2013	2012
Repurchase agreements	$4,161	$6,492	$8,573
FHLB advances	5,717	3,836	4,071
Floating rate advances	3	10	27
Obligations under capital leases	80	109	136
	$9,961	$10,447	$12,807

NORTHFIELD BANCORP, INC.  AND SUBSIDIARIES
Notes to Consolidated Financial Statements - (Continued)

(9)	Income Taxes

Income tax expense (benefit) consists of the following (in thousands):

	December 31,
	2014	2013	2012
Federal tax expense (benefit):
Current	$11,195	$12,493	$10,081
Deferred	(1,675)	(2,758)	(1,876)
	9,520	9,735	8,205
State and local tax expense (benefit):
Current	1,828	2,276	1,568
Deferred	508	(1,275)	(857)
	2,336	1,001	711
Total income tax expense	$11,856	$10,736	$8,916

The Company recorded net deferred tax assets of approximately $1.6 million as a result of the acquisition of Flatbush Federal Bancorp at December 31, 2012.

Reconciliation between the amount of reported total income tax expense and the amount computed by multiplying the applicable statutory income tax rate for the years ended December 31, 2014, 2013, and 2012, is as follows (dollars in thousands):

	December 31,
	2014	2013	2012
Tax expense at statutory rate of 35%	$11,242	$10,459	$8,731
Increase (decrease) in taxes resulting from:
State tax, net of federal income tax	1,519	651	462
Bank owned life insurance	(1,366)	(1,262)	(1,009)
Merger related costs	—	—	207
Incentive stock options	134	149	149
Uncertain tax position	131	448	231
Other, net	196	291	145
Income tax expense	$11,856	$10,736	$8,916

NORTHFIELD BANCORP, INC.  AND SUBSIDIARIES
Notes to Consolidated Financial Statements - (Continued)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2014 and 2013, are as follows (in thousands):

	December 31,
	2014	2013
Deferred tax assets:
Allowance for loan losses	$10,302	$10,387
Capitalized leases	369	492
Deferred compensation	2,577	2,500
Accrued salaries	950	737
Postretirement benefits	523	539
Equity awards	2,930	2,686
Unrealized actuarial losses on post retirement benefits	226	—
Straight-line leases adjustment	1,083	1,032
Asset retirement obligation	100	102
Reserve for accrued interest receivable	1,220	1,233
Reserve for loan commitments	184	180
Employee Stock Ownership Plan	308	241
Other	398	493
Depreciation	1,616	1,259
Fair value adjustments of acquired loans	6,247	5,381
Fair value adjustments of pension benefit obligations	306	172
Unrealized losses securities	291	3,556
Total gross deferred tax assets	29,630	30,990
Deferred tax liabilities:
Employee Stock Ownership Plan	—	—
Unrealized actuarial gains on post retirement benefits	—	478
Fair value adjustments of acquired securities	13	17
Fair value adjustments of deposit liabilities	27	45
Deferred loan fees	1,639	1,105
Total gross deferred tax liabilities	1,679	1,645
Net deferred tax asset	$27,951	$29,345

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

As a savings institution, the Bank is subject to a special federal tax provision regarding its frozen tax bad debt reserve. At December 31, 2014, and December 31, 2013, the Bank’s federal tax bad debt base-year reserve was $5.9 million, with a related net deferred tax liability of $2.8 million, which has not been recognized since the Bank does not expect that this reserve will become taxable in the foreseeable future. Events that would result in taxation of this reserve include redemptions of the Bank’s stock or certain excess distributions by the Bank to the Company.

A reconciliation of the Company’s uncertain tax positions are as follows (in thousands):

	December 31,
	2014	2013	2012
Beginning balance	$679	$231	$—
Settlements based on tax positions related to prior years	(580)	—	—
Additions based on tax positions related to prior years	131	448	231
Ending balance	$230	$679	$231

NORTHFIELD BANCORP, INC.  AND SUBSIDIARIES
Notes to Consolidated Financial Statements - (Continued)

The Company recognizes interest and penalties on income taxes in income tax expense.

The following years are open for examination or under examination:

•	Federal tax filings for 2011 through present.

•	New York State tax filings 2010 through present. The 2010 and 2011 filings are currently under examination.

•	New York City tax filings 2010 through present. The 2010 and 2011 filings are currently under examination.

•	State of New Jersey 2010 through present.

(10)	Retirement Benefits

The Company has a 401(k) plan for its employees, which grants eligible employees (those salaried employees with at least three months of service) the opportunity to invest from 2% to 15% of their base compensation in certain investment alternatives.  The Company contributes an amount equal to 25% of employee contributions on the first 6% of base compensation contributed by eligible employees for the first three years of participation.  Subsequent years of participation in excess of three years will increase the Company matching contribution from 25% to 50% of an employee’s contributions, on the first 6% of base compensation contributed by eligible employees.  A member becomes fully vested in the Company’s contributions upon (a) completion of five years of service, or (b) normal retirement, early retirement, permanent disability, or death.  The Company’s contribution to this plan amounted to approximately $292,000,  $266,000, and $226,000 for the years ended December 31, 2014, 2013, and 2012, respectively.

The Company also maintains a profit‑sharing plan in which the Company can contribute to the participant’s 401(k) account, at its discretion, up to the legal limit of the Internal Revenue Code.  The Company did not contribute to the profit sharing plan during 2014, 2013, and 2012.

The Company maintains the Northfield Bank Employee Stock Ownership Plan (the ESOP).  The ESOP is a tax-qualified plan designed to invest primarily in the Company’s common stock.  The ESOP provides employees with the opportunity to receive a funded retirement benefit from the Bank, based primarily on the value of the Company’s common stock.  The ESOP was authorized to, and did purchase, 2,463,884 shares of the Company’s common stock in the Company’s initial public offering at a price of $7.13 per share.  This purchase was funded with a loan from Northfield Bancorp, Inc. to the ESOP.  The outstanding balance at December 31, 2014 and 2013, was $13.3 million and $13.9 million, respectively.  The shares of the Company’s common stock purchased in the initial public offering are pledged as collateral for the loan.  Shares are released for allocation to participants as loan payments are made.  A total of 80,728 and 81,631 shares were released and allocated to participants for the ESOP years ended December 31, 2014 and 2013, respectively.  Cash dividends on unallocated shares are utilized to satisfy required debt payments.  Dividends on allocated shares are utilized to prepay debt which releases additional shares to participants.

Upon completion of the Company’s second-step conversion, a second ESOP was offered to employees in 2013; the second ESOP was authorized to, and did purchase, 1,422,357 shares of the Company’s common stock at a price of $10.00 per share.  The purchase was funded with a loan from Northfield Bancorp, Inc. to the second ESOP.  The outstanding balance at December 31, 2014 and 2013, was $13.6 million and $13.9 million, respectively.  The shares of the Company’s common stock purchased in the second-step conversion are pledged as collateral for the loan.  Shares are released for allocation to participants as loan payments are made.  A total of 47,412 shares were released and allocated to participants for each of the second ESOP years ended December 31, 2014 and 2013.  Cash dividends on unallocated shares are utilized to satisfy required debt payments.  Dividends on allocated shares are utilized to prepay debt which releases additional shares to participants.

ESOP compensation expense for both plans for the years ended December 31, 2014, 2013, and 2012 was $1.7 million,  $1.5 million, and $856,000, respectively.

The Company maintains a Supplemental Employee Stock Ownership Plan (the SESOP), a non-qualified plan, that provides supplemental benefits to certain executives who are prevented from receiving the full benefits contemplated by the ESOP’s benefit formula due to tax law limits for tax-qualified plans.  The supplemental payments for the SESOP consist of cash payments representing the value of Company shares that cannot be allocated to participants under the ESOP due to legal limitations imposed on tax-qualified plans.  The Company's required contributions to the SESOP plan were $7,000, $38,000, and $25,000 for the years ended December 31, 2014, 2013, and 2012, respectively.

NORTHFIELD BANCORP, INC.  AND SUBSIDIARIES
Notes to Consolidated Financial Statements - (Continued)

The Company provides post retirement medical and life insurance to a limited number of retired individuals.  The Company also provides retiree life insurance benefits to all qualified employees, up to certain limits.  The following tables set forth the funded status and components of postretirement benefit costs at December 31 measurement dates (in thousands):

	2014	2013	2012
Accumulated postretirement benefit obligation beginning of year	$1,294	$1,778	$1,697
Service cost	6	9	7
Interest cost	53	56	66
Actuarial loss (gain)	578	(455)	115
Benefits paid	(85)	(94)	(107)
Accumulated postretirement benefit obligation end of year	1,846	1,294	1,778
Accrued liability (included in accrued expenses and other liabilities)	$1,846	$1,294	$1,778

The following table sets forth the amounts recognized in accumulated other comprehensive income (loss) (in thousands):

	December 31,
	2014	2013
Net loss (gain)	$473	$(116)
Transition obligation	17	33
Prior service cost	50	74
Loss (gain) recognized in accumulated other comprehensive income	$540	$(9)

The estimated net loss, transition obligation, and prior service cost that will be amortized from accumulated other comprehensive income (loss) into net periodic cost in 2015, are $44,000,  $17,000, and $38,000 respectively.

The following table sets forth the components of net periodic postretirement benefit costs for the years ended December 31, 2014, 2013, and 2012 (in thousands):

	December 31,
	2014	2013	2012
Service cost	$6	$9	$7
Interest cost	53	56	66
Amortization of transition obligation	17	17	17
Amortization of prior service costs	24	16	15
Amortization of unrecognized (gain) loss	(11)	36	28
Net postretirement benefit cost included in compensation and employee benefits	$89	$134	$133

The assumed discount rate related to plan obligations reflects the weighted average of published market rates for high-quality corporate bonds with terms similar to those of the plans expected benefit payments, rounded to the nearest quarter percentage point.  The Company’s discount rate and rate of compensation increase used in accounting for the plan are as follows:

	2014	2013	2012
Assumptions used to determine benefit obligation at period end:
Discount rate	3.50%	4.25%	3.25%
Rate of increase in compensation	4.00%	4.00%	4.00%
Assumptions used to determine net periodic benefit cost for the year:
Discount rate	4.25%	3.25%	4.00%
Rate of increase in compensation	4.00%	4.00%	4.00%

NORTHFIELD BANCORP, INC.  AND SUBSIDIARIES
Notes to Consolidated Financial Statements - (Continued)

At December 31, 2014, a medical cost trend rate of 8.75% decreasing 0.50% per year thereafter until an ultimate rate of 4.75% is reached, was used in the plan’s valuation.  The Company’s healthcare cost trend rates are based, among other things, on the Company’s own experience and third-party analysis of recent and projected healthcare cost trends.

A one percentage-point change in assumed heath care cost trends would have the following effects (in thousands):

	One Percentage Point Increase		One Percentage Point Decrease
	2014	2013	2014	2013
Effect on benefits earned and interest cost	$4	$5	$(3)	$(4)
Effect on accumulated postretirement benefit obligation	153	89	(135)	(80)

A one percentage-point change in assumed heath care cost trends would have the following effects (in thousands):

	One Percentage Point Increase			One Percentage Point Decrease
	2014	2013	2012	2014	2013	2012
Aggregate of service and interest components of net periodic cost (benefit)	$4	$5	$6	$(3)	$(4)	$(5)

Benefit payments of approximately $85,000, $94,000, and $107,000 were made in 2014, 2013, and 2012, respectively. The benefits expected to be paid under the postretirement health benefits plan for the next five years are as follows:  $112,000 in 2015;  $116,000 in 2016;  $120,000 in 2017;  $122,000 in 2018; and $125,000 in 2019.  The benefit payments expected to be paid in the aggregate for the years 2020 through 2024 are $638,000.  The expected benefits are based on the same assumptions used to measure the Company’s benefit obligation at December 31, 2014, and include estimated future employee service.

The Company also maintained a defined benefit pension plan covering certain employees and individuals from the Merger, which was terminated in February 2014, and resulted in the Company recognizing a pre-tax gain of $937,000.

The following tables set forth the defined benefit pension plan's funded status and components of postretirement benefit costs at December 31, 2013, measurement dates (in thousands):

2013
Accumulated postretirement benefit obligation beginning of year	$7,646
Interest cost	225
Actuarial gain	(1,261)
Benefits paid	(247)
Accumulated postretirement benefit obligation end of year	6,363
Plan assets at fair value	6,763
Net asset	$400

The following table sets forth the amounts recognized in accumulated other comprehensive income (loss) (in thousands):

2013
Net gain recognized in accumulated other comprehensive income	$(1,143)

The following table sets forth the components of net periodic postretirement benefit costs (in thousands):

2013
Interest cost	225
Expected return on assets	(207)
Net postretirement benefit cost included in compensation and employee benefits	$18

The assumed discount rate related to plan obligations reflects the weighted average of published market rates for high-quality corporate bonds with terms similar to those of the plans expected benefit payments, rounded to the nearest quarter

NORTHFIELD BANCORP, INC.  AND SUBSIDIARIES
Notes to Consolidated Financial Statements - (Continued)

percentage point.  Additionally, the assumed long-term rate-of-return-on-assets reflects historical returns earned on equities and fixed income securities, adjusted to reflect expectations of future returns as applied to the plan’s target allocation of asset classes.  The Company’s discount rate, long-term rate-of-return on plan assets, and amortization period are as follows:

2013
Assumptions used to determine benefit obligation at period end:
Discount rate	3.75%
Assumptions used to determine net periodic benefit cost for the year:
Discount rate	3.00%
Long term rate of return on plan assets	3.00%
Amortization period	8.09

The fair values of the defined benefit pension plan’s assets by asset category are as follows:

	Fair Value Measurements at December 31, 2013 Using:
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Assets measured on a recurring basis:
Common / Collective Trusts - Fixed Income
Market Duration Fixed (a)	$1,167	$—	$1,167	$—
Mutual Funds - Fixed Income
Intermediate Duration (b)	2,354	2,354	—	—
Cash Equivalents - Money market	3,242	3,242	—	$—
Total	$6,763	$5,596	$1,167	$—

(a)	This category consists of an index fund that tracks the Barclays Capital U.S. Aggregate Bond Index. The fund invests in Treasury, agency, corporate, mortgage-backed and asset-backed securities.

(b)
This category consists of two funds, one containing a diversified portfolio of high-quality bonds and other fixed income securities, including U.S. Government obligations, mortgage-related and asset-backed securities, corporate and municipal bonds, CMO's, and other securities rated Baa or better. The second fund emphasizes a more globally diversified portfolio of higher-quality, intermediate-term bonds.

The Company maintains a nonqualified plan to provide for the elective deferral of all or a portion of director fees by members of the participating board of directors, deferral of all or a portion of the compensation and/or annual incentive compensation payable to eligible employees of the Company, and to provide to certain officers of the Company benefits in excess of those permitted to be paid by the Company’s savings plan, ESOP, and profit‑sharing plan under the applicable Internal Revenue Code.  The plan obligation was approximately $6.5 million and $6.0 million at December 31, 2014 and 2013, respectively, and is included in accrued expenses and other liabilities on the consolidated balance sheets.  Income under this plan was $153,000 for the year ended December 31, 2014. Expense under this plan was $963,000, and $384,000 for the years ended December 31, 2013 and 2012, respectively.  The Company invests to fund this future obligation, in various mutual funds designated as trading securities.  The securities are marked-to-market through current period earnings as a component of non-interest income.  Accrued obligations under this plan are credited or charged with the return on the trading securities portfolio as a component of compensation and benefits expense.

The Company entered into a supplemental retirement agreement with its former president and director in 2006.  The agreement provides for 120 monthly payments of $17,450.  The present value of the obligation, of approximately $1,625,000, was recorded in compensation and benefits expense in 2006.  The present value of the obligation as of December 31, 2014 and 2013, was approximately $350,000 and $536,000,  respectively.

NORTHFIELD BANCORP, INC.  AND SUBSIDIARIES
Notes to Consolidated Financial Statements - (Continued)

(11)	Equity Incentive Plan

In 2014, the Company granted to directors and employees a total of 1,001,200 restricted shares, and 2,502,600 stock options to purchase Company stock. These shares and options were issued out of the 2014 Equity Incentive Plan ("2014 EIP"), which allows the Company to grant common stock or options to purchase common stock at specific prices to directors and employees of the Company. The 2014 EIP provides for the issuance or delivery of up to 4,978,249 shares (1,422,357 restricted shares and 3,555,892 stock options) of Northfield Bancorp, Inc. common stock subject to certain plan limitations.
All stock options and restricted stock granted to date vest in equal installments over a five-year period beginning one year from the date of grant. The vesting of options and restricted stock awards may accelerate in accordance with terms of the 2014 EIP. Stock options were granted at an exercise price equal to the fair value of the Company’s common stock on the grant date based on quoted market prices and all have an expiration period of ten years. The fair value of stock options granted on June 11, 2014, was estimated utilizing the Black-Scholes option pricing model using the following assumptions: an expected life of 6.5 years, risk-free rate of return of 1.92%, volatility of 33.83% and a dividend yield of 1.83%. The fair value of stock options granted on December 8, 2014, was estimated utilizing the Black-Scholes option pricing model using the following assumptions: an expected life of 6.5 years, risk-free rate of return of 1.81%, volatility of 32.92% and a dividend yield of 1.68%.
The Company also maintains the Northfield Bancorp, Inc. 2008 Equity Incentive Plan ("2008 EIP") to grant common stock or options to purchase common stock at specific prices to directors and employees of the Company.  The 2008 EIP provides for the issuance or delivery of up to 4,311,796 shares of Northfield Bancorp, Inc. common stock subject to certain plan limitations. 211,530 shares of stock remain available for issuance under the 2008 EIP as of December 31, 2014.    All stock options and restricted stock granted to date vest in equal installments over a five-year period beginning one year from the date of grant.   The vesting of options and restricted stock awards may accelerate in accordance with terms of the 2008 EIP.  Stock options were granted at an exercise price equal to the fair value of the Company’s common stock on the grant date based on quoted market prices and all have an expiration period of ten years.  The fair value of stock options granted on January 30, 2009, was estimated utilizing the Black-Scholes option pricing model using the following assumptions: an expected life of 6.5 years utilizing the simplified method, risk-free rate of return of 2.17%, volatility of 35.33% and a dividend yield of 1.61%.   The fair value of stock options granted on May 29, 2009, was estimated utilizing the Black-Scholes option pricing model using the following assumptions: an expected life of 6.5 years utilizing the simplified method, risk-free rate of return of 2.88%, volatility of 38.39% and a dividend yield of 1.50%.  The fair value of stock options granted on January 30, 2010, was estimated utilizing the Black-Scholes option pricing model using the following assumptions: an expected life of 6.5 years utilizing the simplified method, risk-free rate of return of 2.90%, volatility of 38.29% and a dividend yield of 1.81%.  The fair value of stock options granted on July 26, 2013, was estimated utilizing the Black-Scholes option pricing model using the following assumptions: an expected life of 6.5 years utilizing the simplified method, risk-free rate of return of 1.39%, volatility of 35.33% and a dividend yield of 1.98%.  The Company is expensing the grant date fair value of all employee and director share-based compensation over the requisite service periods on a straight-line basis.

During the years ended December 31, 2014, 2013, and 2012, the Company recorded,  $2.8 million,  $3.2 million and $3.0 million of stock-based compensation.

The following table is a summary of the Company’s non-vested stock options as of December 31, 2014, and changes therein during the year then ended:

	Number of Stock Options	Weighted Average Grant Date Fair Value	Weighted Average Exercise Price	Weighted Average Contractual Life (years)
Outstanding- December 31, 2012	2,805,912	$2.30	$7.09	6.07
Granted	20,900	3.06	11.97	9.58
Exercised	(26,507)	2.30	7.09	—
Outstanding- December 31, 2013	2,800,305	2.30	7.13	5.16
Granted	2,502,600	3.91	13.13	9.45
Forfeited	(18,000)	3.91	13.13	—
Exercised	(146,833)	2.30	7.11	—
Outstanding- December 31, 2014	5,138,072	3.08	10.04	7.44
Exercisable- December 31, 2014	2,635,910	$2.30	$7.13	4.12

Expected future stock option expense related to the non-vested options outstanding as of December 31, 2014, is $8.7 million over an average period of 4.4 years.

NORTHFIELD BANCORP, INC.  AND SUBSIDIARIES
Notes to Consolidated Financial Statements - (Continued)

The following is a summary of the status of the Company’s restricted shares as of December 31, 2014, and changes therein during the year then ended:

	Number of Shares Awarded	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2012	454,904	$7.11
Granted	13,300	11.97
Vested	(225,595)	7.10
Forfeited	(2,526)	7.09
Non-vested at December 31, 2013	240,083	7.29
Granted	1,001,200	13.13
Vested	(228,209)	7.16
Forfeited	(10,000)	13.13
Non-vested at December 31, 2014	1,003,074	$13.11

Expected future stock award expense related to the non-vested restricted awards as of December 31, 2014, is $11.7 million over an average period of 4.5 years.

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

At December 31, 2014 and 2013, the following commitment and contingent liabilities existed that are not reflected in the accompanying consolidated financial statements (in thousands):

	December 31,
	2014	2013
Commitments to extend credit	$72,438	$61,277
Unused lines of credit	60,598	46,080
Standby letters of credit	420	604

The Company’s maximum exposure to credit losses in the event of nonperformance by the other party to these commitments is represented by the contractual amount.  The Company uses the same credit policies in granting commitments and conditional obligations as it does for amounts recorded in the consolidated balance sheets.  These commitments and obligations do not necessarily represent future cash flow requirements.  The Company evaluates each customer’s creditworthiness on a case‑by‑case basis.  The amount of collateral obtained, if deemed necessary, is based on management’s assessment of risk.  Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third-party.   The guarantees generally extend for a term of up to one year and are fully collateralized.  For each guarantee issued, if the customer defaults on a payment to the third-party, the Company would have to perform under the guarantee.  The unamortized fee on standby letters of credit approximates their fair value; such fees were insignificant at December 31, 2014, and at December 31, 2013.  The Company maintains an allowance for estimated losses on commitments to extend credit in other liabilities.   At December 31, 2014 and 2013, the allowance was $472,000 and $430,000,  respectively, changes to the allowance are recorded as a component of other non-interest expense.

At December 31, 2014, the Company was obligated under non-cancelable operating leases and capitalized leases on property used for banking purposes.  Most leases contain escalation clauses and renewal options which provide for increased rentals as well as for increases in certain property costs including real estate taxes, common area maintenance, and insurance.

NORTHFIELD BANCORP, INC.  AND SUBSIDIARIES
Notes to Consolidated Financial Statements - (Continued)

The projected minimum annual rental payments and receipts under the capitalized leases and operating leases,  are as follows (in thousands):

	Rental Payments Capitalized Leases	Rental Payments Operating Leases
Year ending December 31:
2015	$269	$3,992
2016	247	3,885
2017	254	3,763
2018	262	3,381
2019	44	3,056
Thereafter	—	27,985
Total minimum lease payments	$1,076	$46,062

Net rental expense included in occupancy expense was approximately $4.3 million, $4.2 million,  and $3.9 million for the years ended December 31, 2014, 2013, and 2012, respectively.

In the normal course of business, the Company may be a party to various outstanding legal proceedings and claims.  In the opinion of management, the consolidated financial statements will not be materially affected by the outcome of such legal proceedings and claims.

The Bank has entered into employment agreements with its Chief Executive Officer and the other executive officers of the Bank to ensure the continuity of executive leadership, to clarify the roles and responsibilities of executives, and to make explicit the terms and conditions of executive employment.  These agreements are for a term of three years subject to review and annual renewal, and provide for certain levels of base annual salary and in the event of a change in control, as defined, or in the event of termination, as defined, certain levels of base salary, bonus payments, and benefits for a period of up to three years.

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

Management believes that as of December 31, 2014, and December 31, 2013, the Bank met all capital adequacy requirements to which it is subject.  Further, the most recent OCC notification categorized the Bank as a well‑capitalized institution under the prompt corrective action regulations.  There have been no conditions or events since that notification that management believes have changed the Bank’s capital classification.

In July 2013, the federal banking agencies approved a new rule that substantially amended the regulatory risk-based capital rules applicable to the Bank. The final rule implements the “Basel III” regulatory capital reforms and changes required by the Dodd-Frank Act. The rule includes new minimum risk-based capital and leverage ratios, which were effective January 1, 2015, and refines the definition of what constitutes “capital” for purposes of calculating these ratios.  The new minimum capital requirements are: (i) a new common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 to risk-based assets capital ratio of 6% (increased from 4%); (iii) a total capital ratio of 8% (unchanged from current rules); and (iv) a Tier 1 leverage ratio of 4%. The final rule also establishes a “capital conservation buffer” of 2.5%, and will result in the following minimum ratios: (i) a common equity Tier 1 capital ratio of 7.0%, (ii) a Tier 1 to risk-based assets capital ratio of 8.5%, and (iii) a total capital ratio of 10.5%. The new capital conservation buffer requirement will be phased in beginning in January 2016 at 0.625% of risk-weighted assets and will increase each year until fully implemented in January 2019.

NORTHFIELD BANCORP, INC.  AND SUBSIDIARIES
Notes to Consolidated Financial Statements - (Continued)

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

The following is a summary of the Bank’s regulatory capital amounts and ratios compared to the regulatory requirements as of December 31, 2014 and 2013, for classification as a well-capitalized institution and minimum capital (dollars in thousands):

	OCC Requirements
					For Well
			For Capital		Capitalized
			Adequacy		Under Prompt Corrective
	Actual		Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2014:
Tangible capital to tangible assets	$494,131	16.46%	$45,036	1.50%	NA	NA
Tier I capital (core) (to adjusted total assets)	494,131	16.46	120,096	4.00	150,119	5.00
Total capital (to risk-weighted assets)	520,875	22.95	181,585	8.00	226,982	10.00
As of December 31, 2013:
Tangible capital to tangible assets	$535,007	19.88%	$40,363	1.50%	NA	NA
Tier I capital (core) (to adjusted total assets)	535,007	19.88	107,635	4.00	134,544	5.00
Total capital (to risk-weighted assets)	559,187	28.94	154,570	8.00	193,213	10.00

(14)	Fair Value of Measurement

The following table presents the assets reported on the consolidated balance sheet at their estimated fair value as of December 31, 2014 and 2013, by level within the Fair Value Measurements and Disclosures Topic of the FASB Accounting Standards Codification.  Financial assets and liabilities are classified in their entirety based on the level of input that is significant to the fair value measurement.  The fair value hierarchy is as follows:

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

NORTHFIELD BANCORP, INC.  AND SUBSIDIARIES
Notes to Consolidated Financial Statements - (Continued)

The following tables summarize financial assets and financial liabilities measured at fair value as of December 31, 2014 and 2013, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands):

	Fair Value Measurements at December 31, 2014 Using:
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Measured on a recurring basis:
Assets:
Investment securities:
Available-for-sale:
Mortgage-backed securities
GSE	$699,790	$—	$699,790	$—
Non-GSE	1,026	—	1,026	—
Other securities
Corporate bonds	70,013	—	70,013	—
Equities	410	410	—	—
Total available-for-sale	771,239	410	770,829	—
Trading securities	6,422	6,422	—	—
Total	$777,661	$6,832	$770,829	$—
Measured on a non-recurring basis:
Assets:
Impaired loans:
Real estate loans:
Commercial real estate	$17,438	$—	$—	$17,438
One-to-four family residential mortgage	672	—	—	672
Multifamily	1,513	—	—	1,513
Home equity and lines of credit	278	—	—	278
Total impaired real estate loans	19,901	—	—	19,901
Commercial and industrial loans	440	—	—	440
Other real estate owned	752	—	—	752
Total	$21,093	$—	$—	$21,093

NORTHFIELD BANCORP, INC.  AND SUBSIDIARIES
Notes to Consolidated Financial Statements - (Continued)

	Fair Value Measurements at December 31, 2013 Using:
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Measured on a recurring basis:
Assets:
Investment securities:
Available-for-sale:
Mortgage-backed securities
GSE	$855,571	$—	$855,571	$—
Non-GSE	4,552	—	4,552	—
Other securities
Corporate bonds	76,452	—	76,452	—
Equities	510	510	—	—
Total available-for-sale	937,085	510	936,575	—
Trading securities	5,998	5,998	—	—
Total	$943,083	$6,508	$936,575	$—
Measured on a non-recurring basis:
Assets:
Impaired loans:
Real estate loans:
Commercial real estate	$23,572	$—	$—	$23,572
One-to-four family residential mortgage	340	—	—	340
Construction and land	109	—	—	109
Multifamily	1,579	—	—	1,579
Home equity and lines of credit	1,342	—	—	1,342
Total impaired real estate loans	26,942	—	—	26,942
Commercial and industrial loans	616	—	—	616
Other real estate owned	634	—	—	634
Total	$28,192	$—	$—	$28,192

The following table presents qualitative information for Level 3 assets measured at fair value on a non-recurring basis at December 31, 2014:

	Fair Value	Valuation Methodology	Unobservable Inputs	Range of Inputs
	(in thousands)
Impaired loans	$20,341	Appraisals	Discount for costs to sell	7.0%
			Discount for quick sale	10.0% - 40.0%
		Discounted cash flows	Interest rates	4.6% - 7.5%
Other real estate owned	$752	Appraisals	Discount for costs to sell	7.0%

The following table presents qualitative information for Level 3 assets measured at fair value on a non-recurring basis at December 31, 2013:

	Fair Value	Valuation Methodology	Unobservable Inputs	Range of Inputs
	(in thousands)
Impaired loans	$27,558	Appraisals	Discount for costs to sell	7.0%
			Discount for quick sale	10.0% - 25.0%
		Discounted cash flows	Interest rates	4.6% - 7.5%
Other real estate owned	$634	Appraisals	Discount for costs to sell	7.0%

NORTHFIELD BANCORP, INC.  AND SUBSIDIARIES
Notes to Consolidated Financial Statements - (Continued)

Available-for-Sale Securities: The estimated fair values for mortgage-backed securities, GSE bonds, and corporate securities are obtained from a nationally recognized third-party pricing service.  The estimated fair values are derived primarily from cash flow models, which include assumptions for interest rates, credit losses, and prepayment speeds.  Broker/dealer quotes are utilized as well when such quotes are available and deemed representative of the market.  The significant inputs utilized in the cash flow models are based on market data obtained from sources independent of the Company (observable inputs,) and are therefore classified as Level 2 within the fair value hierarchy.  The estimated fair value of equity securities classified as Level 1, are derived from quoted market prices in active markets.  Equity securities consist primarily of money market mutual funds.  There were no transfers of securities between Level 1 and Level 2 during the year ended December 31, 2014.

Trading Securities: Fair values are derived from quoted market prices in active markets.  The assets consist of publicly traded mutual funds.

Impaired Loans: At December 31, 2014, and December 31, 2013, the Company had originated impaired loans held-for-investment and held-for-sale with outstanding principal balances of $23.7 million and $31.7 million that were recorded at their estimated fair value of $20.3 million and $27.6 million, respectively.  The Company recorded impairment charges of $123,000 and $2.5 million for the years ended December 31, 2014 and 2013, respectively, and net charge-offs of $390,000 and $2.3 million for the years ended December 31, 2014 and 2013, respectively, utilizing Level 3 inputs.  For purposes of estimating fair value of impaired loans, management utilizes independent appraisals, if the loan is collateral dependent, adjusted downward by management, as necessary, for changes in relevant valuation factors subsequent to the appraisal date, or the present value of expected future cash flows for non-collateral dependent loans and troubled debt restructurings.

Other Real Estate Owned:  At December 31, 2014 and 2013, the Company had assets acquired through foreclosure of $752,000 and $634,000, respectively, recorded at estimated fair value, less estimated selling costs when acquired, thus establishing a new cost basis.  Estimated fair value is generally based on independent appraisals.  These appraisals include adjustments to comparable assets based on the appraisers’ market knowledge and experience, and are considered Level 3 inputs.  When an asset is acquired, the excess of the loan balance over fair value, less estimated selling costs, is charged to the allowance for loan losses.  If the estimated fair value of the asset declines, a write-down is recorded through non-interest expense.  The valuation of foreclosed assets is subjective in nature and may be adjusted in the future because of changes in the economic conditions.

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

NORTHFIELD BANCORP, INC.  AND SUBSIDIARIES
Notes to Consolidated Financial Statements - (Continued)

(c)	Federal Home Loan Bank of New York Stock

The fair value for Federal Home Loan Bank of New York stock is its carrying value, since this is the amount for which it could be redeemed and there is no active market for this stock.

(d)	Loans (Held-for-Investment)

Fair values are estimated for portfolios of loans with similar financial characteristics.  Loans are segregated by type such as originated and purchased, and further segregated by residential mortgage, construction, land, multifamily, commercial and consumer.  Each loan category is further segmented into amortizing and non-amortizing and fixed and adjustable rate interest terms and by performing and non-performing categories.  The fair value of loans is estimated by discounting the future cash flows using current prepayment assumptions and current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.  This method of estimating fair value does not incorporate the exit price concept of fair value prescribed by the FASB ASC Topic for Fair Value Measurements and Disclosures, which would also consider adjustments for other factors such as liquidity and credit quality. The fair value would be affected significantly by these other factors.

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

NORTHFIELD BANCORP, INC.  AND SUBSIDIARIES
Notes to Consolidated Financial Statements - (Continued)

The estimated fair values of the Company’s significant financial instruments at December 31, 2014 and 2013, are presented in the following table (in thousands):

	December 31, 2014
		Estimated Fair Value
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$76,709	$76,709	$—	$—	$76,709
Trading securities	6,422	6,422	—	—	6,422
Securities available-for-sale	771,239	410	770,829	—	771,239
Securities held-to-maturity	3,609		3,691		3,691
Federal Home Loan Bank of New York stock, at cost	29,219	—	29,219	—	29,219
Net loans held-for-investment	1,942,995	—	—	1,949,511	1,949,511
Financial liabilities:
Deposits	$1,620,665	$—	$1,622,536	$—	$1,622,536
Repurchase agreements and other borrowings	778,658	—	781,196	—	781,196
Advance payments by borrowers	7,792	—	7,792	—	7,792

	December 31, 2013
		Estimated Fair Value
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$61,239	$61,239	$—	$—	$61,239
Trading securities	5,998	5,998	—	—	5,998
Securities available-for-sale	937,085	510	936,575	—	937,085
Federal Home Loan Bank of New York stock, at cost	17,516	—	17,516	—	17,516
Loans held-for-sale	471	—	—	471	471
Net loans held-for-investment	1,489,476	—	—	1,472,096	1,472,096
Financial liabilities:
Deposits	$1,492,689	$—	$1,495,810	$—	$1,495,810
Repurchase agreements and other borrowings	470,325	—	476,893	—	476,893
Advance payments by borrowers	6,441	—	6,441	—	6,441

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

NORTHFIELD BANCORP, INC.  AND SUBSIDIARIES
Notes to Consolidated Financial Statements - (Continued)

(15)	Stock Repurchase Program

All of the Company's share repurchase programs, noted below, permit shares to be repurchased in open market or private transactions, through block trades, and pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities and Exchange Commission.

During 2014, the Company's Board of Directors authorized the repurchase of up to $170.0 million of the Company's common stock. The number of shares remaining to be purchased at December 31, 2014, is calculated utilizing the remaining approved repurchase amount of $32.2 million divided by the closing price of the stock on that day.

On July 31, 2013, the Company's Board of Directors authorized the repurchase of up to 300,093 shares of common stock to fund grants of restricted stock under its 2008 Equity Incentive Plan.

(16)	Earnings Per Share

The following is a summary of the Company’s earnings per share calculations and reconciliation of basic to diluted earnings per share for the periods indicated (in thousands, except share data):

	December 31,
	2014	2013	2012
Net income available to common stockholders	$20,266	$19,147	$16,031
Weighted average shares outstanding-basic	49,006,129	54,637,680	54,339,467
Effect of non-vested restricted stock and stock options outstanding	1,026,130	922,629	776,213
Weighted average shares outstanding-diluted	50,032,259	55,560,309	55,115,680
Earnings per share-basic	$0.41	$0.35	$0.30
Earnings per share-diluted	$0.41	$0.34	$0.29
Anti-dilutive shares	1,471,303	—	—

(17)	Parent-only Financial Information

The following condensed parent company only financial information reflects Northfield Bancorp, Inc.’s investment in its wholly-owned consolidated subsidiary, Northfield Bank, using the equity method of accounting.

Northfield Bancorp, Inc.

Condensed Balance Sheets

	December 31,
	2014	2013
	(in thousands)
Assets
Cash in Northfield Bank	$53,681	$141,331
Interest-earning deposits in other financial institutions	2,636	224
Investment in Northfield Bank	509,809	547,216
ESOP loan receivable	26,934	27,799
Other assets	1,048	80
Total assets	$594,108	$716,650
Liabilities and Stockholders' Equity
Total liabilities	$180	$542
Total stockholders' equity	593,928	716,108
Total liabilities and stockholders' equity	$594,108	$716,650

NORTHFIELD BANCORP, INC.  AND SUBSIDIARIES
Notes to Consolidated Financial Statements - (Continued)

Northfield Bancorp, Inc.

Condensed Statements of Comprehensive Income (Loss)

	Years Ended
	December 31,
	2014	2013	2012
	(in thousands)
Interest on ESOP loan	$903	$904	$490
Interest income on deposit in Northfield Bank	251	286	18
Interest income on corporate bonds	—	13	157
Gain on securities transactions, net	(2)	—	—
Undistributed earnings of Northfield Bank	20,331	19,157	16,360
Total income	21,483	20,360	17,025
Other expenses	956	1,188	1,249
Income tax expense (benefit)	261	25	(255)
Total expense	1,217	1,213	994
Net income	$20,266	$19,147	$16,031
Comprehensive income (loss):
Net income	$20,266	$19,147	$16,031
Other comprehensive income (loss), net of tax	3,885	(22,881)	761
Comprehensive income (loss)	$24,151	$(3,734)	$16,792

NORTHFIELD BANCORP, INC.  AND SUBSIDIARIES
Notes to Consolidated Financial Statements - (Continued)

Northfield Bancorp, Inc.

Condensed Statements of Cash Flows

	December 31,
	2014	2013	2012
	(in thousands)
Cash flows from operating activities
Net income	$20,266	$19,147	$16,031
Adjustments to reconcile net income to net cash provided by operating activities:
Decrease in accrued interest receivable	—	94	1
Decrease in due to Northfield Bank	—	(541)	(704)
(Increase) decrease in other assets	(969)	1,271	1,394
Amortization of premium on corporate bond	—	—	68
(Decrease) increase in other liabilities	(362)	(556)	510
Undistributed earnings of Northfield Bank	(20,329)	(19,157)	(16,360)
Net cash (used in) provided by operating activities	(1,394)	258	940
Cash flows from investing activities
Additional investment in Northfield Bank	—	(172,299)	—
Dividends from Northfield Bank	66,274	—	—
Maturities of corporate bonds	—	5,173	—
Loan to ESOP	—	(14,224)	—
Net cash provided by (used in) investing activities	66,274	(181,350)	—
Cash flows from financing activities
Proceeds from sale of common stock	—	344,202	—
Principal payments on ESOP loan receivable	865	950	430
Purchase of treasury stock	(138,702)	(3,628)	(4,344)
Dividends paid	(12,884)	(26,859)	(1,722)
Merger of Northfield Bancorp, MHC	—	124	—
Exercise of stock options	212	21	—
Additional tax benefit on stock awards	390	296	—
Net cash (used in) provided by financing activities	(150,119)	315,106	(5,636)
Net (decrease) increase in cash and cash equivalents	(85,239)	134,014	(4,696)
Cash and cash equivalents at beginning of year	141,555	7,541	12,237
Cash and cash equivalents at end of year	$56,316	$141,555	$7,541

NORTHFIELD BANCORP, INC.  AND SUBSIDIARIES
Notes to Consolidated Financial Statements - (Continued)

Selected Quarterly Financial Data (Unaudited)

The following tables are a summary of certain quarterly financial data for the years ended December 31, 2014 and 2013:

	2014 Quarter Ended
	March 31	June 30	September 30	December 31
	(Dollars in thousands, except per share data)
Selected Operating Data:
Interest income	$22,764	$22,151	$22,707	24,079
Interest expense	3,649	3,631	3,737	4,335
Net interest income	19,115	18,520	18,970	19,744
Provision for loan losses	417	(146)	317	57
Net interest income after provision for loan losses	18,698	18,666	18,653	19,687
Other income	2,172	2,387	1,840	2,061
Other expenses	12,063	12,698	13,268	14,013
Income before income tax expense	8,807	8,355	7,225	7,735
Income tax expense	3,588	2,915	2,496	2,857
Net income	$5,219	$5,440	$4,729	$4,878
Net income per common share- basic	$0.10	$0.11	$0.10	$0.11
Net income per common share- diluted	$0.10	$0.11	$0.10	$0.11
	2013 Quarter Ended
	March 31	June 30	September 30	December 31
	(Dollars in thousands, except per share data)
Selected Operating Data:
Interest income	$23,516	$22,954	$23,380	$22,620
Interest expense	4,751	4,199	4,060	3,938
Net interest income	18,765	18,755	19,320	18,682
Provision for loan losses	277	417	817	416
Net interest income after provision for loan losses	18,488	18,338	18,503	18,266
Other income	3,256	1,698	2,588	2,619
Other expenses	14,366	13,209	13,309	12,989
Income before income tax expense	7,378	6,827	7,782	7,896
Income tax expense	2,586	2,528	2,682	2,940
Net income	$4,792	$4,299	$5,100	$4,956
Net income per common share- basic	$0.09	$0.08	$0.09	$0.09
Net income per common share- diluted	$0.09	$0.08	$0.09	$0.09

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

John W. Alexander, our Chairman and Chief Executive Officer, and William R. Jacobs, our Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) the “Exchange Act” as of December 31, 2014.  Based upon their evaluation, they each found that our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fourth quarter of 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting and we identified no material weaknesses requiring corrective action with respect to those controls.

Management Report on Internal Control Over Financial Reporting

Management of the Company is responsible for establishing and maintaining effective internal control over financial reporting as such term is defined in Rule 13a-15(f) of the Exchange Act.  The Company’s internal control system is a process designed to provide reasonable assurance to the Company’s management and board of directors regarding the preparation and fair presentation of published financial statements.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014.  In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (1992).  Based on our assessment we believe that, as of December 31, 2014, the Company’s internal control over financial reporting is effective based on those criteria.

The Company’s independent registered public accounting firm that audited the consolidated financial statements has issued an audit report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014, and it is included in Item 8, under Part II of this Annual Report on Form 10-K.  This report appears on page 69 of this document.

ITEM 9B.	OTHER INFORMATION

None

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The sections of the Company’s definitive proxy statement for the Company’s 2015 Annual Meeting of the Stockholders (the “2015 Proxy Statement”) entitled “Proposal I-Election of Directors,” “Other Information-Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance and Board Matters -Codes of Conduct and Ethics,” “Stockholder Communications,” and “Board of Directors, Leadership Structure, Role in Risk Oversight, Meetings and Standing Committees-Audit Committee” are incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The sections of the Company’s 2015 Proxy Statement entitled “Corporate Governance and Board Matters-Director Compensation” and “Executive Compensation” are incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The sections of the Company’s 2015 Proxy Statement entitled “Voting Securities and Principal Holders Thereof”, “Corporate Governance and Board Matters – Equity Compensation Plans Approved by Stockholders” and “Proposal I-Election of Directors” are incorporated herein by reference.

Set forth below is information as of December 31, 2014, with respect to compensation plans (other than our employee stock ownership plan) under which equity securities of the Company are authorized for issuance.

	Equity Compensation Plan Information
	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights(1)	Number of Securities Remaining Available for Future Issuance Under Stock-Based Compensation Plans (Excluding Securities Reflected in First Column)
Equity compensation plans approved by security holders	5,138,072	$10.04	1,713,979
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	5,138,072	$10.04	1,713,979
(1) Represents the weighted average exercise price of outstanding options at December 31, 2014.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The section of the Company’s 2015 Proxy Statement entitled “Corporate Governance and Board Matters-Transactions with Certain Related Persons” is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The sections of the Company’s 2015 Proxy Statement entitled “Audit-Related Matters-Policy for Approval of Audit and Permitted Non-audit Services” and “Auditor Fees and Services” are incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)  Financial Statements

The following documents are filed as part of this Form 10-K.

(A) Report of Independent Registered Public Accounting Firm
(B) Consolidated Balance Sheets - at December 31, 2014, and 2013
(C) Consolidated Statements of Comprehensive (Income) Loss - Years ended December 31, 2014, 2013, and 2012
(D) Consolidated Statements of Changes in Stockholders’ Equity - Years ended December 31, 2014, 2013, and 2012
(E) Consolidated Statements of Cash Flows - Years ended December 31, 2014, 2013, and 2012
(F) Notes to Consolidated Financial Statements.

(a)(2)	Exhibits

3.1	Certificate of Incorporation of Northfield Bancorp, Inc. (4)
3.2	Bylaws of Northfield Bancorp, Inc. (4)
4	Form of Common Stock Certificate of Northfield Bancorp, Inc.(4)
10.1	Amended Employment Agreement with Kenneth J. Doherty (10) †
10.2	Amended Employment Agreement with Steven M. Klein (10) †
10.3	Supplemental Executive Retirement Agreement with Albert J. Regen (1) †
10.4	Northfield Bank 2015 Management Cash Incentive Compensation Plan (10) †
10.5	Short Term Disability and Long Term Disability for Senior Management (1) †
10.6	Northfield Bank Non-Qualified Deferred Compensation Plan (3) †
10.7	Northfield Bank Non Qualified Supplemental Employee Stock Ownership Plan (3) †
10.8	Amended Employment Agreement with John W. Alexander (2) †
10.9	Amended Employment Agreement with Michael J. Widmer (2) †
10.10	Amendment to Northfield Bank Non-Qualified Deferred Compensation Plan (6) †
10.11	Amendment to Northfield Bank Non-Qualified Supplemental Employee Stock Ownership
Plan (6) †
10.12	Northfield Bancorp, Inc. 2008 Equity Incentive Plan (5) †
10.13	Form of Director Non-Statutory Stock Option Award Agreement under the 2008 Equity Incentive
Plan (6) †
10.14	Form of Director Restricted Stock Award Agreement under the 2008 Equity Incentive Plan (6) †
10.15	Form of Employee Non-Statutory Stock Option Award Agreement under the 2008 Equity
Incentive Plan (6) †
10.16	Form of Employee Incentive Stock Option Award Agreement under the 2008 Equity Incentive
Plan (6) †
10.17	Form of Employee Restricted Stock Award Agreement under the 2008 Equity Incentive
Plan (6) †
10.18	Northfield Bancorp, Inc. Management Cash Incentive Plan (7) †
10.19	Group Term Replacement Plan (9) †
10.20	Agreement and General Release with Madeline G. Frank dated March 15, 2012 (11) †
10.21	Amended Employment Agreement with William R. Jacobs (10) †
10.22	Northfield Bancorp, Inc. 2014 Equity Incentive Plan (12) †
10.23	Form of Employee Stock Option Award Agreement under the 2014 Equity Incentive Plan with the Exception of John W. Alexander and Steven M. Klein (13) †
10.24	Form of Employee Stock Option Award Agreement under the 2014 Equity Incentive Plan with John W. Alexander and Steven M. Klein (13) †
10.25	Form of Director Non-Statutory Stock Option Award Agreement under the 2014 Equity Incentive Plan (13) †
10.26	Form of Employee Restricted Stock Award Agreement under the 2014 Equity Incentive Plan with the exception of John W. Alexander and Steven M. Klein (13) †

10.27	Form of Employee Restricted Stock Award Agreement under the 2014 Equity Incentive Plan with John W. Alexander and Steven M. Klein (13) †
10.28	Form of Director Restricted Stock Award Agreement under the 2014 Equity Incentive Plan (13) †
10.29	Form of amendment to restricted stock award and stock option agreements to participants of the 2014 Equity Incentive Plan (2) †
21	Subsidiaries of Registrant (1)
23	Consent of KPMG LLP *
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101
The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Changes in Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements.

______________________
†     Management contract or compensation plan or arrangement.
*     Filed herewith.

(1)	Incorporated by reference to the Registration Statement on Form S-1 of Northfield Bancorp, Inc. (File No. 333-143643), originally filed with the Securities and Exchange Commission on June 11, 2007.

(2)
Incorporated by reference to Northfield Bancorp Inc.’s Current Report on Form 8-K, dated  December 17, 2014, filed with the Securities and Exchange Commission on December 23, 2014 (File Number 001-35791).

(3)	Incorporated by reference to Northfield Bancorp Inc.’s Annual Report on Form 10-K, dated December 31, 2007, filed with the Securities and Exchange Commission on March 31, 2008 (File Number 001-33732).

(4)	Incorporated by reference to the Registration Statement on Form S-1 of Northfield Bancorp, Inc. (File No. 333-181995), originally filed with the Securities and Exchange Commission on June 8, 2012.

(5)	Incorporated by reference to Northfield Bancorp Inc.’s Proxy Statement Pursuant to Section 14(a) filed with the Securities and Exchange Commission on November 12, 2008 (File Number 001-33732).

(6)	Incorporated by reference to Northfield Bancorp Inc.’s Annual Report on Form 10-K, dated December 31, 2008, filed with the Securities and Exchange Commission on March 16, 2009 (File Number 001-33732).

(7)
Incorporated by reference to Appendix B of Northfield Bancorp Inc.’s Definitive Proxy Statement for the 2014 Annual Meeting of Stockholders (File No. 001-35791) as filed with the Securities and Exchange Commission on April 25, 2014.

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

(10)
Incorporated by reference to Northfield Bancorp Inc.’s Current Report on Form 8-K, dated January 28, 2015, filed with the Securities and Exchange Commission on February 2, 2015 (File Number 001-35791).

(11)	Incorporated by reference to Northfield Bancorp Inc.’s Current Report on Form 8-K, dated March 15, 2012, filed with the Securities and Exchange Commission on March 15, 2012 (File Number 001-33732).

(12) Incorporated by reference to Appendix A of Northfield Bancorp Inc.’s Definitive Proxy Statement for the 2014 Annual Meeting of Stockholders (File No. 001-35791) as filed with the Securities and Exchange Commission on April 25, 2014.

(13)	Incorporated by reference to Northfield Bancorp’s Quarterly Report on Form 10-Q, dated June 30, 2014, filed with the Securities and Exchange Commission on August 11, 2014 (File Number 001-35791).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTHFIELD BANCORP, INC.

Date:	March 16, 2015	By:	/s/ John W. Alexander
John W. Alexander
Chairman and Chief Executive Officer
(Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date
/s/ John W. Alexander	Chairman and Chief Executive Officer (Principal Executive Officer)	March 16, 2015
John W. Alexander

/s/ William R. Jacobs	Chief Financial Officer (Principal Financial and Accounting Officer)	March 16, 2015
William R. Jacobs

/s/ John R. Bowen	Director	March 16, 2015
John R. Bowen

/s/ Annette Catino	Director	March 16, 2015
Annette Catino

/s/ Gil Chapman	Director	March 16, 2015
Gil Chapman

/s/ John P. Connors, Jr	Director	March 16, 2015
John P. Connors, Jr.

/s/ John J. DePierro	Director	March 16, 2015
John J. DePierro

/s/ Timothy C. Harrison	Director	March 16, 2015
Timothy C. Harrison

/s/ Karen J. Kessler	Director	March 16, 2015
Karen J. Kessler

/s/ Steven M. Klein	Director	March 16, 2015
Steven M. Klein

/s/ Susan Lamberti	Director	March 16, 2015
Susan Lamberti

/s/ Frank P. Patafio	Director	March 16, 2015
Frank P. Patafio

/s/ Patrick E. Scura, Jr.	Director	March 16, 2015
Patrick E. Scura, Jr.