Form 10-Q
period 2015-03-31
Northfield Bancorp, Inc.
filed 2015-05-11
CIK 1493225

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON,  D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For transition period from               to

Commission File Number	001-35791

NORTHFIELD BANCORP, INC.
(Exact name of registrant as specified in its charter)

Delaware	80-0882592
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

581 Main Street, Woodbridge, New Jersey	07095
(Address of principal executive offices)	(Zip Code)

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
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for shorter period that the registrant was required and post such files).  Yes ☒    No ☐.

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
46,902,930 shares of Common Stock, par value $0.01 per share, were issued and outstanding as of April 30, 2015.

NORTHFIELD BANCORP, INC.
Form 10-Q Quarterly Report

PART I
ITEM1.        FINANCIAL STATEMENTS
NORTHFIELD BANCORP, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited) (In thousands, except share amounts)

	March 31, 2015	December 31, 2014
ASSETS:
Cash and due from banks	$14,375	$14,967
Interest-bearing deposits in other financial institutions	78,706	61,742
Total cash and cash equivalents	93,081	76,709
Trading securities	6,748	6,422
Securities available-for-sale, at estimated fair value
(encumbered $100,823 at March 31, 2015 and $216,262 at December 31, 2014)	728,657	771,239
Securities held-to-maturity, at amortized cost	2,978	3,609
(estimated fair value of $3,046 at March 31, 2015, and $3,691 at December 31, 2014) (encumbered of $644 at March 31, 2015, and $2,114 at December 31, 2014)
Originated loans held-for-investment, net	1,704,098	1,632,494
Loans acquired	258,586	265,685
Purchased credit-impaired (PCI) loans held-for-investment	41,955	44,816
Loans held-for-investment, net	2,004,639	1,942,995
Allowance for loan losses	(25,898)	(26,292)
Net loans held-for-investment	1,978,741	1,916,703
Accrued interest receivable	7,946	8,015
Bank owned life insurance	129,956	129,015
Federal Home Loan Bank of New York stock, at cost	28,656	29,219
Premises and equipment, net	25,942	26,226
Goodwill	16,159	16,159
Other real estate owned	532	752
Other assets	31,108	36,801
Total assets	$3,050,504	$3,020,869

LIABILITIES AND STOCKHOLDERS’ EQUITY:
LIABILITIES:
Deposits	$1,778,249	$1,620,665
Securities sold under agreements to repurchase	94,000	203,200
Federal Home Loan Bank advances and other borrowings	566,044	575,458
Advance payments by borrowers for taxes and insurance	10,149	7,792
Accrued expenses and other liabilities	19,431	19,826
Total liabilities	2,467,873	2,426,941

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value; 10,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value: 150,000,000 shares authorized, 58,226,326 shares issued
at March 31, 2015, and December 31, 2014, 47,232,879 and 48,402,083 outstanding at March 31, 2015, and December 31, 2014, respectively	582	582
Additional paid-in-capital	500,576	499,606
Unallocated common stock held by employee stock ownership plan	(25,519)	(25,782)
Retained earnings	250,693	248,908
Accumulated other comprehensive loss	2,008	(765)
Treasury stock at cost; 10,993,447 and 9,824,243 shares at March 31, 2015, and December 31, 2014, respectively	(145,709)	(128,621)
Total stockholders’ equity	582,631	593,928
Total liabilities and stockholders’ equity	$3,050,504	$3,020,869

See accompanying notes to consolidated financial statements.

NORTHFIELD BANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited) (In thousands, except per share data)

	Three Months Ended March 31,
	2015	2014
Interest income:
Loans	$20,666	$17,796
Mortgage-backed securities	3,577	4,589
Other securities	134	157
Federal Home Loan Bank of New York dividends	343	210
Deposits in other financial institutions	33	12
Total interest income	24,753	22,764
Interest expense:
Deposits	2,074	1,238
Borrowings	2,695	2,411
Total interest expense	4,769	3,649
Net interest income	19,984	19,115
Provision for loan losses	200	417
Net interest income after provision for loan losses	19,784	18,698
Non-interest income:
Fees and service charges for customer services	925	1,029
Income on bank owned life insurance	941	984
Gains on securities transactions, net	61	124
Other	177	35
Total non-interest income	2,104	2,172
Non-interest expense:
Compensation and employee benefits	7,557	5,235
Occupancy	2,613	2,621
Furniture and equipment	381	419
Data processing	977	971
Professional fees	574	526
FDIC insurance	389	309
Other	1,809	1,982
Total non-interest expense	14,300	12,063
Income before income tax expense	7,588	8,807
Income tax expense	2,586	3,588
Net income	$5,002	$5,219
Net income per common share:
Basic	$0.11	$0.10
Diluted	$0.11	$0.10

See accompanying notes to consolidated financial statements.

NORTHFIELD BANCORP, INC. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME - (Continued) (Unaudited) (In thousands)
	Three Months Ended March 31,
	2015	2014
Net Income	$5,002	$5,219
Other comprehensive income:
Unrealized gains (losses) on securities:
Net unrealized holding gains on securities	4,619	3,340
Less: reclassification adjustment for net gains included in net income (included in gains on securities transactions, net)	—	(55)
Net unrealized gains	4,619	3,285
Post retirement benefit adjustment	—	(1,141)
Other comprehensive income, before tax	4,619	2,144
Income tax expense related to net unrealized holding gains on securities	1,846	1,336
Income tax expense related to reclassification adjustment for gains included in net income	—	(22)
Income tax expense related to post retirement benefit adjustment	—	(458)
Other comprehensive income, net of tax	2,773	1,288
Comprehensive income	$7,775	$6,507

See accompanying notes to consolidated financial statements.

NORTHFIELD BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Three Months Ended March 31, 2015 and 2014
(Unaudited) (In thousands, except share data)

	Common Stock
	Shares Outstanding	Par Value	Additional Paid-in Capital	Unallocated Common Stock Held by the Employee Stock Ownership Plan	Retained Earnings	Accumulated Other Comprehensive Income (loss) Net of tax	Treasury Stock	Total Stockholders' Equity
Balance at December 31, 2013	57,926,233	$582	$508,609	$(26,985)	$242,180	$(4,650)	$(3,628)	$716,108
Net income					5,219			5,219
Other comprehensive income, net of tax						1,288		1,288
ESOP shares allocated or committed to be released			147	263				410
Stock compensation expense			252					252
Additional tax benefit on equity awards			388					388
Exercise of stock options	52,884				(337)		515	178
Cash dividends declared ($0.06 per common share)					(3,295)			(3,295)
Treasury stock (average cost of $12.67 per share)	(3,062,452)						(38,825)	$(38,825)
Balance at March 31, 2014	54,916,665	$582	$509,396	$(26,722)	$243,767	$(3,362)	$(41,938)	$681,723

Balance at December 31, 2014	48,402,083	$582	$499,606	$(25,782)	$248,908	$(765)	$(128,621)	$593,928
Net income					5,002			5,002
Other comprehensive income, net of tax						2,773		2,773
ESOP shares allocated or committed to be released			203	263				466
Stock compensation expense			944					944
Additional tax benefit on equity awards			2					2
Forfeitures of restricted stock	(12,000)		159				(159)	—
Exercise of stock options	48,998		(338)		(66)		533	129
Cash dividends declared ($0.07 per common share)					(3,151)			(3,151)
Treasury stock (average cost of $14.46 per share)	(1,206,202)						(17,462)	(17,462)
Balance at March 31, 2015	47,232,879	$582	$500,576	$(25,519)	$250,693	$2,008	$(145,709)	$582,631

See accompanying notes to consolidated financial statements.

NORTHFIELD BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (In thousands)

	Three Months Ended March 31,
	2015	2014
Cash flows from operating activities:
Net income	$5,002	$5,219
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	200	417
ESOP and stock compensation expense	1,410	662
Depreciation	870	926
Amortization of premiums, and deferred loan costs, net of (accretion) of discounts, and deferred loan fees	462	337
Amortization intangible assets	100	106
Income on bank owned life insurance	(941)	(984)
Gain on securities transactions, net	(61)	(124)
(Gain) loss on sale of other real estate owned, net	(129)	19
Net purchases of trading securities	(265)	(47)
Decrease in accrued interest receivable	69	12
Decrease (increase) in other assets	3,815	(35)
(Decrease) increase in accrued expenses and other liabilities	(395)	290
Net cash provided by operating activities	10,137	6,798
Cash flows from investing activities:
Net increase in loans receivable	(62,400)	(25,605)
Redemptions (purchases) of Federal Home Loan Bank of New York stock, net	563	(1,170)
Purchases of securities available-for-sale	—	(436)
Principal payments and maturities on securities available-for-sale	46,935	37,427
Principal payments and maturities on securities held-to-maturity	599	—
Proceeds from sale of securities available-for-sale	—	877
Proceeds from sale of other real estate owned	279	418
Purchases and improvements of premises and equipment	(586)	(240)
Net cash (used in) provided by investing activities	(14,610)	11,271
Cash flows from financing activities:
Net increase (decrease) in deposits	157,584	(7,915)
Dividends paid	(3,151)	(3,295)
Exercise of stock options	129	178
Purchase of treasury stock	(17,462)	(38,763)
Additional tax benefit on equity awards	2	388
Increase in advance payments by borrowers for taxes and insurance	2,357	2,254
Repayments under capital lease obligations	(43)	(79)
Proceeds from securities sold under agreements to repurchase and other borrowings	23,129	96,488
Repayments related to securities sold under agreements to repurchase and other borrowings	(141,700)	(67,447)
Net cash provided by (used in) financing activities	20,845	(18,191)
Net increase (decrease) in cash and cash equivalents	16,372	(122)
Cash and cash equivalents at beginning of period	76,709	61,239
Cash and cash equivalents at end of period	$93,081	$61,117
Supplemental cash flow information:
Cash paid during the period for:
Interest	$4,870	$3,683
Income taxes	—	4,053
Non-cash transactions:
Loans charged-off (recovered), net	594	(111)
Other real estate owned write-downs	71	47

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

In the opinion of management, all adjustments (consisting solely of normal and recurring adjustments) necessary for the fair presentation of the consolidated financial condition and the consolidated results of operations for the unaudited periods presented have been included.  The results of operations and other data presented for the three months ended March 31, 2015, are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2015.  Whenever necessary, certain prior year amounts are reclassified to conform to the current year presentation.
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

Certain information and note disclosures usually included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for the preparation of interim financial statements.  The consolidated financial statements presented should be read in conjunction with the audited consolidated financial statements and notes to consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2014, of Northfield Bancorp, Inc. as filed with the SEC.

Note 2 – Securities
The following is a comparative summary of mortgage-backed securities and other securities available-for-sale at March 31, 2015, and December 31, 2014 (in thousands).

	March 31, 2015
		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
	cost	gains	losses	value
Mortgage-backed securities:
Pass-through certificates:
Government sponsored enterprises (GSE)	$276,225	$8,877	$895	$284,207
Real estate mortgage investment conduits (REMICs):
GSE	387,123	1,506	5,604	383,025
Non-GSE	928	—	29	899
	664,276	10,383	6,528	668,131
Other securities:
Equity investments-mutual funds	617	—	—	617
Corporate bonds	59,841	68	—	59,909
	60,458	68	—	60,526
Total securities available-for-sale	$724,734	$10,451	$6,528	$728,657

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

	December 31, 2014
		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
	cost	gains	losses	value
Mortgage-backed securities:
Pass-through certificates:
GSE	$292,162	$8,309	$1,131	$299,340
REMICs:
GSE	408,328	1,314	9,192	400,450
Non-GSE	1,060	—	34	1,026
	701,550	9,623	10,357	700,816
Other securities:
Equity investments-mutual funds	410	—	—	410
Corporate bonds	69,975	40	2	70,013
	70,385	40	2	70,423
Total securities available-for-sale	$771,935	$9,663	$10,359	$771,239

The following is a summary of the expected maturity distribution of debt securities available-for-sale, other than mortgage-backed securities, at March 31, 2015 (in thousands).

Available-for-sale	Amortized cost	Estimated fair value
Due in one year or less	$54,729	$54,779
Due after one year through five years	5,112	5,130
	$59,841	$59,909

Expected maturities on mortgage-backed securities may differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without penalties.

For the three months ended March 31, 2015, the Company had no gross proceeds on sales of securities available-for-sale. For the three months ended March 31, 2014, the Company had gross proceeds of $877,000 on sales of securities available-for-sale, with gross realized gains of approximately $55,000 and no gross realized losses.  The Company recognized $61,000 in net gains on its trading securities portfolio during the three months ended March 31, 2015. The Company recognized $69,000 in net gains on its trading securities portfolio during the three months ended March 31, 2014.  The Company did not recognize any other-than-temporary impairment charges during the three months ended March 31, 2015 or March 31, 2014.

Gross unrealized losses on mortgage-backed securities and corporate bonds available-for-sale, and the estimated fair value of the related securities, aggregated by security category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2015, and December 31, 2014, were as follows (in thousands).

	March 31, 2015
	Less than 12 months		12 months or more		Total
	Unrealized	Estimated	Unrealized	Estimated	Unrealized	Estimated
	losses	fair value	losses	fair value	losses	fair value
Mortgage-backed securities:
Pass-through certificates:
GSE	$1	$97	$894	$59,469	$895	$59,566
REMICs:
GSE	30	3,179	5,574	204,983	5,604	208,162
Non-GSE	—	—	29	899	29	899
Total	$31	$3,276	$6,497	$265,351	$6,528	$268,627

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

	December 31, 2014
	Less than 12 months		12 months or more		Total
	Unrealized	Estimated	Unrealized	Estimated	Unrealized	Estimated
	losses	fair value	losses	fair value	losses	fair value
Mortgage-backed securities:
Pass-through certificates:
GSE	$1	$181	$1,130	$61,526	$1,131	$61,707
REMICs:
GSE	30	3,179	9,162	229,896	9,192	233,075
Non-GSE	—	—	34	1,026	34	1,026
Other Securities:
Corporate Bonds	$2	$9,996	$—	$—	$2	$9,996
Total	$33	$13,356	$10,326	$292,448	$10,359	$305,804

The Company held 13 pass-through mortgage-backed securities issued or guaranteed by GSEs, 13 REMIC mortgage-backed securities issued or guaranteed by GSEs, and two REMIC mortgage-backed securities not issued or guaranteed by GSEs that were in a continuous unrealized loss position of greater than twelve months at March 31, 2015.  There were two pass-through mortgage-backed securities issued or guaranteed by GSEs and one REMIC mortgage-backed security issued or guaranteed by a GSE that were in an unrealized loss position of less than twelve months at March 31, 2015. All securities referred to above were rated investment grade at March 31, 2015.  The declines in value relate to the general interest rate environment and are considered temporary.  The securities cannot be prepaid in a manner that would result in the Company not receiving substantially all of its amortized cost.  The Company neither has an intent to sell, nor is it more likely than not that the Company will be required to sell, the securities before the recovery of their amortized cost basis or, if necessary, maturity.

The fair values of our investment securities could decline in the future if the underlying performance of the collateral for the collateralized mortgage obligations or other securities deteriorates and our credit enhancement levels do not provide sufficient protections to our contractual principal and interest, which may result in other-than-temporary impairment in the future.

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

Note 3 – Loans

Net loans held-for-investment is as follows (in thousands).

	March 31,	December 31,
	2015	2014
Real estate loans:
Multifamily	$1,142,994	$1,072,193
Commercial mortgage	387,252	390,288
One-to-four family residential mortgage	75,527	74,401
Home equity and lines of credit	55,830	54,533
Construction and land	18,423	21,412
Total real estate loans	1,680,026	1,612,827
Commercial and industrial loans	17,705	12,945
Other loans	1,584	2,157
Total commercial and industrial and other loans	19,289	15,102
Deferred loan cost, net	4,783	4,565
Originated loans held-for-investment, net	1,704,098	1,632,494
PCI Loans	41,955	44,816
Loans acquired:
One-to-four family residential mortgage	228,735	234,478
Multifamily	17,948	18,844
Commercial mortgage	11,903	11,999
Construction and land	—	364
Total loans acquired, net	258,586	265,685
Loans held-for-investment, net	2,004,639	1,942,995
Allowance for loan losses	(25,898)	(26,292)
Net loans held-for-investment	$1,978,741	$1,916,703

PCI loans, primarily acquired as part of a Federal Deposit Insurance Corporation-assisted transaction, totaled $42.0 million at March 31, 2015, as compared to $44.8 million at December 31, 2014.   The Company accounts for PCI loans utilizing U.S. GAAP applicable to loans acquired with deteriorated credit quality.  At March 31, 2015, PCI loans consist of approximately 31.3% commercial real estate loans and 54.0% commercial and industrial loans, with the remaining balance in residential and home equity loans.  The following details the accretion of interest income for the periods indicated (in thousands).

	At or for the three months ended March 31,
	2015	2014
Balance at the beginning of period	$27,943	$32,464
Accretion into interest income	(1,143)	(1,287)
Balance at end of period	$26,800	$31,177

Activity in the allowance for loan losses is as follows (in thousands).

	At or for the three months ended March 31,
	2015	2014
Beginning balance	$26,292	$26,037
Provision for loan losses	200	417
Charge-offs, net	(594)	111
Ending balance	$25,898	$26,565

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

The following tables set forth activity in our allowance for loan losses, by loan type, as of and for the three months ended March 31, 2015, and March 31, 2014 (in thousands).

	Three Months Ended March 31, 2015
	Real Estate
	Commercial	One-to-Four Family	Construction and Land	Multifamily	Home Equity and Lines of Credit	Commercial and Industrial	Other	Unallocated	Originated Loans Total	Purchased Credit-Impaired	Acquired Loans	Total
Allowance for loan losses:
Beginning balance	$9,309	$951	$266	$12,219	$901	$841	$134	$1,209	$25,830	$400	$62	$26,292
Charge-offs	(643)	(1)	—	—	—	—	—	—	(644)	—	—	(644)
Recoveries	1	—	—	—	42	6	1		50	—	—	50
Provisions/(credit)	(184)	(80)	(48)	479	(101)	148	(32)	19	201	—	(1)	200
Ending balance	$8,483	$870	$218	$12,698	$842	$995	$103	$1,228	$25,437	$400	$61	$25,898

	Three Months Ended March 31, 2014
	Real Estate
	Commercial	One-to-Four Family	Construction and Land	Multifamily	Home Equity and Lines of Credit	Commercial and Industrial	Other	Unallocated	Originated Loans Total	Purchased Credit-Impaired	Acquired Loans	Total
Allowance for loan losses:
Beginning balance	$12,619	$875	$205	$9,374	$860	$425	$67	$1,024	$25,449	$588	$—	$26,037
Charge-offs	—	(15)	(1)	—	(134)	—	—	—	(150)	—	—	(150)
Recoveries	—	—	246	—	—	—	15	—	261	—	—	261
Provisions/(credit)	(260)	(42)	(223)	440	232	48	(14)	193	374	—	43	417
Ending balance	$12,359	$818	$227	$9,814	$958	$473	$68	$1,217	$25,934	$588	$43	$26,565

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

The following tables detail the amount of loans receivable held-for-investment, net of deferred loan fees and costs, that are evaluated individually, and collectively, for impairment, and the related portion of the allowance for loan losses that is allocated to each loan portfolio segment, at March 31, 2015, and December 31, 2014 (in thousands).

	At March 31, 2015
	Real Estate
	Commercial	One-to-Four Family	Construction and Land	Multifamily	Home Equity and Lines of Credit	Commercial and Industrial	Other	Unallocated	Originated Loans Total	Purchased Credit-Impaired	Acquired Loans	Total
Allowance for loan losses:
Ending balance: individually evaluated for impairment	$1,354	$63	$—	$200	$12	$—	$—	$—	$1,629	$—	$61	$1,690
Ending balance: collectively evaluated for impairment	$7,129	$807	$218	$12,498	$830	$995	$103	$1,228	$23,808	$400	$—	$24,208
Loans, net:
Ending balance	$387,877	$76,122	$18,452	$1,145,472	$56,838	$17,752	$1,585	$—	$1,704,098	$41,955	$258,586	$2,004,639
Ending balance: individually evaluated for impairment	$26,045	$1,106	$—	$1,967	$324	$127	$—	$—	$29,569	$—	$867	$30,436
Ending balance: collectively evaluated for impairment	$361,832	$75,016	$18,452	$1,143,505	$56,514	$17,625	$1,585	$—	$1,674,529	$41,955	$257,719	$1,974,203

	At December 31, 2014
	Real Estate
	Commercial	One-to-Four Family	Construction and Land	Multifamily	Home Equity and Lines of Credit	Commercial and Industrial	Other	Unallocated	Originated Loans Total	Purchased Credit-Impaired	Acquired Loans	Total
Allowance for loan losses:
Ending balance: individually evaluated for impairment	$2,361	$57	$—	$215	$13	$109	$—	$—	$2,755	$—	$62	$2,817
Ending balance: collectively evaluated for impairment	$6,948	$894	$266	$12,004	$888	$732	$134	$1,209	$23,075	$400	$—	$23,475
Loans, net:
Ending balance	$390,885	$74,990	$21,445	$1,074,539	$55,486	$12,992	$2,157	$—	$1,632,494	$44,816	$265,685	$1,942,995
Ending balance: individually evaluated for impairment	$29,224	$1,072	$—	$1,990	$327	$806	$—	$—	$33,419	$—	$855	$34,274
Ending balance: collectively evaluated for impairment	$361,661	$73,918	$21,445	$1,072,549	$55,159	$12,186	$2,157	$—	$1,599,075	$44,816	$264,830	$1,908,721

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

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

The following tables detail the recorded investment of originated loans held-for-investment, net of deferred fees and costs, by loan type and credit quality indicator at March 31, 2015, and December 31, 2014 (in thousands).

	At March 31, 2015
	Real Estate
	Multifamily		Commercial		One-to-Four Family		Construction and Land	Home Equity and Lines of Credit	Commercial and Industrial	Other	Total
	< 35% LTV	=> 35% LTV	< 35% LTV	=> 35% LTV	< 60% LTV	=> 60% LTV
Internal Risk Rating
Pass	$66,115	$1,071,673	$50,580	$287,202	$31,022	$40,107	$18,452	$56,215	$16,628	$1,585	$1,639,579
Special Mention	276	4,320	2,383	9,669	1,000	—	—	356	626	—	18,630
Substandard	795	2,293	—	38,043	2,609	1,384	—	267	498	—	45,889
Originated loans held-for-investment, net	$67,186	$1,078,286	$52,963	$334,914	$34,631	$41,491	$18,452	$56,838	$17,752	$1,585	$1,704,098

	At December 31, 2014
	Real Estate
	Multifamily		Commercial		One-to-Four Family		Construction and Land	Home Equity and Lines of Credit	Commercial and Industrial	Other	Total
	< 35% LTV	=> 35% LTV	< 35% LTV	=> 35% LTV	< 60% LTV	=> 60% LTV
Internal Risk Rating
Pass	$64,692	$999,708	$47,534	$289,794	$29,629	$40,527	$21,445	$54,935	$11,421	$2,157	$1,561,842
Special Mention	283	4,342	2,436	9,792	1,143	—	—	360	652	—	19,008
Substandard	801	4,713	—	41,329	2,303	1,388	—	191	919	—	51,644
Originated loans held-for-investment, net	$65,776	$1,008,763	$49,970	$340,915	$33,075	$41,915	$21,445	$55,486	$12,992	$2,157	$1,632,494

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

Included in originated and acquired loans receivable (including held-for-sale) are loans for which the accrual of interest income has been discontinued due to deterioration in the financial condition of the borrowers.  The recorded investment of these nonaccrual loans was $13.8 million and $13.9 million at March 31, 2015, and December 31, 2014, respectively. Generally, loans are placed on non-accruing status when they become 90 days or more delinquent, or sooner if considered appropriate by management, and remain on non-accrual status until they are brought current, have six consecutive months of performance under the loan terms, and factors indicating reasonable doubt about the timely collection of payments no longer exist.  Therefore, loans may be current in accordance with their loan terms, or may be less than 90 days delinquent and still be on a non-accruing status.

These non-accrual amounts included loans deemed to be impaired of $9.6 million and $10.1 million at March 31, 2015, and December 31, 2014, respectively.  Loans on non-accrual status with principal balances less than $500,000, and therefore not meeting the Company’s definition of an impaired loan, amounted to $4.2 million and $3.8 million at March 31, 2015, and December 31, 2014, respectively.  There were no loans held-for-sale at March 31, 2015, or December 31, 2014. Loans past due 90 days or more and still accruing interest were $282,000 and $708,000 at March 31, 2015, and December 31, 2014, respectively, and consisted of loans that are considered well secured and in the process of collection.

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

The following tables set forth the detail, and delinquency status, of non-performing loans (non-accrual loans and loans past due 90 days or more and still accruing), net of deferred fees and costs, at March 31, 2015, and December 31, 2014, excluding loans held-for-sale and PCI loans which have been segregated into pools. For PCI loans, each loan pool is accounted for as a single asset with a single composite interest rate and an aggregate expectation of cash flows (in thousands).

	At March 31, 2015
	Total Non-Performing Loans
	Non-Accruing Loans
	0-29 Days Past Due	30-89 Days Past Due	90 Days or More Past Due	Total	90 Days or More Past Due and Accruing	Total Non-Performing Loans
Loans held-for-investment:
Real estate loans:
Commercial
LTV => 35%
Special Mention	$—	$—	$545	$545	$—	$545
Substandard	6,255	391	3,611	10,257	—	10,257
Total commercial	6,255	391	4,156	10,802	—	10,802
One-to-four family residential
LTV < 60%
Substandard	176	—	685	861	282	1,143
Total	176	—	685	861	282	1,143
LTV => 60%
Substandard	—	139	886	1,025	—	1,025
Total	—	139	886	1,025	—	1,025
Total one-to-four family residential	176	139	1,571	1,886	282	2,168
Home equity and lines of credit
Substandard	—	—	98	98	—	98
Total home equity and lines of credit	—	—	98	98	—	98
Commercial and industrial loans
Substandard	—	—	32	32	—	32
Total commercial and industrial loans	—	—	32	32	—	32
Total non-performing loans held-for-investment	6,431	530	5,857	12,818	282	13,100
Loans acquired:
One-to-four family residential
LTV < 60%
Substandard	—	—	982	982	—	982
Total one-to-four family residential	—	—	982	982	—	982
Total non-performing loans acquired	—	—	982	982	—	982
Total non-performing loans	$6,431	$530	$6,839	$13,800	$282	$14,082

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

	At December 31, 2014
	Total Non-Performing Loans
	Non-Accruing Loans
	0-29 Days Past Due	30-89 Days Past Due	90 Days or More Past Due	Total	90 Days or More Past Due and Accruing	Total Non-Performing Loans
Loans held-for-investment:
Real estate loans:
Commercial
LTV => 35%
Substandard	$—	$395	$10,769	$11,164	$—	$11,164
Total commercial	—	395	10,769	11,164	—	11,164
One-to-four family residential
LTV < 60%
Substandard	—	190	674	864	286	1,150
Total	—	190	674	864	286	1,150
LTV => 60%
Substandard	—	—	1,028	1,028	—	1,028
Total	—	—	1,028	1,028	—	1,028
Total one-to-four family residential	—	190	1,702	1,892	286	2,178
Home equity and lines of credit
Substandard	—	98	—	98	—	98
Total home equity and lines of credit	—	98	—	98	—	98
Commercial and industrial loans
Substandard	—	—	408	408	—	408
Total commercial and industrial loans	—	—	408	408	—	408
Total non-performing loans held-for-investment	—	683	12,879	13,562	286	13,848
Loans acquired:
One-to-four family residential
LTV < 60%
Pass	—	—	—	—	422	422
Substandard	—	—	313	313	—	313
Total one-to-four family residential	—	—	313	313	422	735
Total non-performing loans acquired:	—	—	313	313	422	735
Total non-performing loans	$—	$683	$13,192	$13,875	$708	$14,583

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

The following tables set forth the detail and delinquency status of originated and acquired loans held-for-investment, net of deferred fees and costs, by performing and non-performing loans at March 31, 2015, and December 31, 2014 (in thousands).

	March 31, 2015
	Performing (Accruing) Loans
	0-29 Days Past Due	30-89 Days Past Due	Total	Non-Performing Loans	Total Loans Receivable, net
Loans held-for-investment:
Real estate loans:
Commercial
LTV < 35%
Pass	$50,469	$111	$50,580	$—	$50,580
Special Mention	2,383	—	2,383	—	2,383
Total	52,852	111	52,963	—	52,963
LTV => 35%
Pass	284,518	2,684	287,202	—	287,202
Special Mention	9,123	—	9,123	545	9,668
Substandard	22,577	5,210	27,787	10,257	38,044
Total	316,218	7,894	324,112	10,802	334,914
Total commercial	369,070	8,005	377,075	10,802	387,877
One-to-four family residential
LTV < 60%
Pass	30,370	653	31,023	—	31,023
Special Mention	624	376	1,000	—	1,000
Substandard	954	511	1,465	1,143	2,608
Total	31,948	1,540	33,488	1,143	34,631
LTV => 60%
Pass	40,107	—	40,107	—	40,107
Substandard	—	359	359	1,025	1,384
Total	40,107	359	40,466	1,025	41,491
Total one-to-four family residential	72,055	1,899	73,954	2,168	76,122
Construction and land
Pass	18,452		18,452		18,452
Total construction and land	18,452	—	18,452	—	18,452
Multifamily
LTV < 35%
Pass	65,969	146	66,115	—	66,115
Special Mention	276	—	276	—	276
Substandard	795	—	795	—	795
Total	67,040	146	67,186	—	67,186
LTV => 35%
Pass	1,071,673	—	1,071,673	—	1,071,673
Special Mention	2,715	1,605	4,320	—	4,320
Substandard	1,966	327	2,293	—	2,293
Total	1,076,354	1,932	1,078,286	—	1,078,286
Total multifamily	1,143,394	2,078	1,145,472	—	1,145,472
Home equity and lines of credit
Pass	55,994	221	56,215	—	56,215
Special Mention	356	—	356	—	356
Substandard	77	92	169	98	267
Total home equity and lines of credit	56,427	313	56,740	98	56,838
Commercial and industrial loans
Pass	16,613	15	16,628	—	16,628
Special Mention	626	—	626	—	626
Substandard	466	—	466	32	498
Total commercial and industrial loans	17,705	15	17,720	32	17,752

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

	March 31, 2015
	Performing (Accruing) Loans
	0-29 Days Past Due	30-89 Days Past Due	Total	Non-Performing Loans	Total Loans Receivable, net
Other loans
Pass	1,530	55	1,585	—	1,585
Total other loans	1,530	55	1,585	—	1,585
Total originated loans held-for-investment	$1,678,633	$12,365	$1,690,998	$13,100	$1,704,098
Acquired loans:
One-to-four family residential
LTV < 60%
Pass	220,286	213	220,499	—	220,499
Special Mention	510	78	588	—	588
Substandard	557	64	621	982	1,603
Total	221,353	355	221,708	982	222,690
LTV => 60%
Pass	5,754	—	5,754	—	5,754
Substandard	291	—	291	—	291
Total	6,045	—	6,045	—	6,045
Total one-to-four family residential	227,398	355	227,753	982	228,735
Commercial
LTV < 35%
Pass	2,432	—	2,432	—	2,432
Special Mention	186	520	706	—	706
Total	2,618	520	3,138	—	3,138
LTV => 35%
Pass	5,779	—	5,779	—	5,779
Special Mention	907	—	907	—	907
Substandard	—	2,079	2,079	—	2,079
Total	6,686	2,079	8,765	—	8,765
Total commercial	9,304	2,599	11,903	—	11,903
Multifamily
LTV < 35%
Pass	4,818	—	4,818	—	4,818
Special Mention	158	—	158	—	158
Total	4,976	—	4,976	—	4,976
LTV => 35%
Pass	12,619	—	12,619	—	12,619
Special Mention	353	—	353	—	353
Total	12,972	—	12,972	—	12,972
Total multifamily	17,948	—	17,948	—	17,948
Total loans acquired	254,650	2,954	257,604	982	258,586
	$1,933,283	$15,319	$1,948,602	$14,082	$1,962,684

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

	December 31, 2014
	Performing (Accruing) Loans
	0-29 Days Past Due	30-89 Days Past Due	Total	Non-Performing Loans	Total Loans Receivable, net
Loans held-for-investment:
Real estate loans:
Commercial
LTV < 35%
Pass	$47,534	$—	$47,534	—	$47,534
Special Mention	2,436	—	2,436	—	2,436
Total	49,970	—	49,970	—	49,970
LTV => 35%
Pass	288,915	878	289,793	—	289,793
Special Mention	9,792	—	9,792	—	9,792
Substandard	25,073	5,093	30,166	11,164	41,330
Total	323,780	5,971	329,751	11,164	340,915
Total commercial	373,750	5,971	379,721	11,164	390,885
One-to-four family residential
LTV < 60%
Pass	29,288	341	29,629	—	29,629
Special Mention	1,143	—	1,143	—	1,143
Substandard	867	286	1,153	1,150	2,303
Total	31,298	627	31,925	1,150	33,075
LTV => 60%
Pass	38,062	2,465	40,527	—	40,527
Substandard	—	360	360	1,028	1,388
Total	38,062	2,825	40,887	1,028	41,915
Total one-to-four family residential	69,360	3,452	72,812	2,178	74,990
Construction and land
Pass	21,445	—	21,445	—	21,445
Total construction and land	21,445	—	21,445	—	21,445
Multifamily
LTV < 35%
Pass	64,692	—	64,692	—	64,692
Special Mention	283	—	283	—	283
Substandard	801	—	801	—	801
Total	65,776	—	65,776	—	65,776
LTV => 35%
Pass	999,469	239	999,708	—	999,708
Special Mention	3,822	520	4,342	—	4,342
Substandard	4,382	331	4,713	—	4,713
Total	1,007,673	1,090	1,008,763	—	1,008,763
Total multifamily	1,073,449	1,090	1,074,539	—	1,074,539
Home equity and lines of credit
Pass	54,800	135	54,935	—	54,935
Special Mention	360	—	360	—	360
Substandard	93	—	93	98	191
Total home equity and lines of credit	55,253	135	55,388	98	55,486
Commercial and industrial loans
Pass	11,331	90	11,421	—	11,421
Special Mention	652	—	652	—	652
Substandard	479	32	511	408	919
Total commercial and industrial loans	12,462	122	12,584	408	12,992

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

	December 31, 2014
	Performing (Accruing) Loans
	0-29 Days Past Due	30-89 Days Past Due	Total	Non-Performing Loans	Total Loans Receivable, net

Other loans
Pass	2,097	60	2,157	—	2,157
Total other loans	2,097	60	2,157	—	2,157
Total originated loans held-for-investment	$1,607,816	$10,830	$1,618,646	$13,848	$1,632,494
Loans Acquired
Real estate loans:
One-to-four family residential
LTV < 60%
Pass	225,741	526	226,267	422	226,689
Special Mention	597	—	597	—	597
Substandard	424	—	424	313	737
Total	226,762	526	227,288	735	228,023
LTV => 60%
Pass	5,787	375	6,162	—	6,162
Substandard	294	—	294	—	294
Total	6,081	375	6,456	—	6,456
Total one-to-four family residential	232,843	901	233,744	735	234,479
Commercial
LTV < 35%
Pass	2,477	—	2,477	—	2,477
Special Mention	187	521	708	—	708
Total	2,664	521	3,185	—	3,185
LTV => 35%
Pass	5,817	—	5,817	—	5,817
Special Mention	2,997	—	2,997	—	2,997
Total	8,814	—	8,814	—	8,814
Total commercial	11,478	521	11,999	—	11,999
Construction and land
Substandard	363	—	363	—	363
Total construction and land	363	—	363	—	363
Multifamily
LTV < 35%
Pass	4,857	—	4,857	—	4,857
Special Mention	164	—	164	—	164
Total	5,021	—	5,021	—	5,021
LTV => 35%
Pass	13,457	—	13,457	—	13,457
Special Mention	366	—	366	—	366
Total	13,823	—	13,823	—	13,823
Total multifamily	18,844	—	18,844	—	18,844
Total loans acquired	263,528	1,422	264,950	735	265,685
	$1,871,344	$12,252	$1,883,596	$14,583	$1,898,179

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

The following table summarizes originated and acquired impaired loans as of March 31, 2015, and December 31, 2014 (in thousands).

	At March 31, 2015			At December 31, 2014
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With No Allowance Recorded:
Real estate loans:
Commercial
LTV => 35%
Pass	2,461	2,598	—	3,311	3,448	—
Special Mention	545	545	—	—	—	—
Substandard	10,611	11,717	—	12,880	14,339	—
One-to-four family residential
LTV < 60%
Pass	20	20	—	66	66	—
Special Mention	138	138	—	138	138	—
Substandard	259	259	—	262	262	—
Multifamily
LTV => 35%
Pass	83	554	—	86	557
Substandard	471	471	—	477	477	—
Home equity and lines of credit
Special Mention	48	48	—	49	49	—
Commercial and industrial loans
Special Mention	—	—	—	267	268	—
Substandard	96	96	—	99	99	—
With a Related Allowance Recorded:
Real estate loans:
Commercial
LTV => 35%
Substandard	12,428	12,893	(1,354)	13,033	14,365	(2,361)
One-to-four family residential
LTV < 60%
Pass	65	65	(7)	—	—	—
Special Mention	316	316	(2)	319	319	(4)
Substandard	884	884	(104)	848	848	(95)
LTV => 60%
Substandard	291	291	(11)	294	294	(20)
Multifamily
LTV => 35%
Substandard	1,413	1,413	(200)	1,427	1,427	(215)
Home equity and lines of credit
Special Mention	276	276	(12)	278	278	(13)
Commercial and industrial loans
Special Mention	31	31	—	32	32	(1)
Substandard	—	—	—	408	530	(108)
Total:
Real estate loans
Commercial	26,045	27,753	(1,354)	29,224	32,152	(2,361)
One-to-four family residential	1,973	1,973	(124)	1,927	1,927	(119)
Multifamily	1,967	2,438	(200)	1,990	2,461	(215)
Home equity and lines of credit	324	324	(12)	327	327	(13)
Commercial and industrial loans	127	127	—	806	929	(109)
	$30,436	$32,615	$(1,690)	$34,274	$37,796	$(2,817)

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

Included in the above table at March 31, 2015, are loans with carrying balances of $10.3 million that were not written down by either charge-offs or specific reserves in our allowance for loan losses.  Included in the above table at December 31, 2014, are loans with carrying balances of $13.1 million that were not written down by either charge-offs or specific reserves in our allowance for loan losses.  Loans not written down by charge-offs or specific reserves at March 31, 2015, and December 31, 2014, are considered to have sufficient collateral values, less costs to sell, to support the carrying balances of the loans.
The following table summarizes the average recorded investment in originated and acquired impaired loans and interest recognized on impaired loans as of and for the three months ended March 31, 2015 and March 31, 2014 (in thousands).

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

	March 31, 2015		March 31, 2014
	Average Recorded Investment	Interest Income	Average Recorded Investment	Interest Income
With No Allowance Recorded:
Real estate loans:
Commercial
LTV < 35%
Pass	$—	$—	$1,703	$—
LTV => 35%
Pass	2,886	36	11,535	37
Special Mention	273	—	—	—
Substandard	11,746	108	7,114	141
Construction and land
Substandard	—	—	54	—
One-to-four family residential
LTV < 60%
Pass	43	—	35	—
Special Mention	138	2	324	1
Substandard	261	3	268	3
Multifamily
LTV => 35%
Pass	85	4	—	—
Substandard	474	5	589	10
Home equity and lines of credit
Special Mention	49	1	—	—
Substandard	—	—	500	—
Commercial and industrial loans
Special Mention	134	3	210	4
Substandard	98	—	843	8
With a Related Allowance Recorded:
Real estate loans:
Commercial
LTV => 35%
Special Mention	—	—	1,450	7
Substandard	12,731	39	10,295	76
One-to-four family residential
LTV < 60%
Pass	33	—	—	—
Special Mention	318	2	314	2
Substandard	866	4	—	—
LTV => 60%
Substandard	293	1	321	—
Multifamily
LTV => 35%
Substandard	1,420	13	1,474	13
Home equity and lines of credit
Special Mention	277	2	340	2
Substandard	—	—	500	—
Commercial and industrial loans
Special Mention	32	1	—	—
Substandard	204	—	425	2
Total:
Real estate loans
Commercial	27,636	183	32,097	261
One-to-four family residential	1,952	12	1,262	6
Construction and land	—	—	54	—
Multifamily	1,979	22	2,063	23
Home equity and lines of credit	326	3	1,340	2
Commercial and industrial loans	468	4	1,478	14
	$32,361	$224	$38,294	$306

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

The following table summarizes loans that were modified as troubled debt restructurings during the three months ended March 31, 2015. There were no loans modified as troubled debt restructurings during the three months ended March 31, 2014 .

	March 31, 2015
		Pre-Modification	Post-Modification
	Number of	Outstanding Recorded	Outstanding Recorded
	Relationships	Investment	Investment
		(in thousands)
Troubled Debt Restructurings
Commercial real estate loans
Substandard	1	$6,254	$6,254
One-to-four family residential
Pass	1	20	20
Substandard	1	43	43
Total Troubled Debt Restructurings	3	$6,317	$6,317

The commercial real estate relationship in the table above represents five loans to one borrower that were restructured into one loan during the three months ended March 31, 2015. These loans were restructured to provide forgiveness of debt, after the borrower made a $500,000 principal payment. The remaining two relationships in the table above were restructured to receive reduced interest rates.

At March 31, 2015, and December 31, 2014, we had troubled debt restructurings of $29.4 million and $33.8 million, respectively.

Management classifies all troubled debt restructurings as impaired loans.  Impaired loans are individually assessed to determine that the loan’s carrying value is not in excess of the estimated fair value of the collateral less cost to sell, if the loan is collateral dependent, or the present value of the expected future cash flows, if the loan is not collateral dependent. Management performs a detailed evaluation of each impaired loan and generally obtains updated appraisals as part of the evaluation.  In addition, management adjusts estimated fair values down to appropriately consider recent market conditions, our willingness to accept a lower sales price to effect a quick sale, and costs to dispose of any supporting collateral.  Determining the estimated fair value of underlying collateral (and related costs to sell) can be difficult in illiquid real estate markets and is subject to significant assumptions and estimates.  Management employs an independent third-party expert in appraisal preparation and review to ascertain the reasonableness of updated appraisals.  Projecting the expected cash flows under troubled debt restructurings which are not collateral dependent is inherently subjective and requires, among other things, an evaluation of the borrower’s current and projected financial condition. Actual results may be significantly different than our projections and our established allowance for loan losses on these loans, which could have a material effect on our financial results.

At March 31, 2015, no TDR loan that was restructured during the twelve months ended March 31, 2015, had subsequently defaulted.

Note 4 – Deposits

Deposits account balances are summarized as follows (in thousands).

	March 31,	December 31,
	2015	2014
Non-interest-bearing demand	$271,240	$269,466
Interest-bearing negotiable orders of withdrawal (NOW)	128,647	124,961
Savings and money market	945,755	873,094
Certificates of deposit	432,607	353,144
Total deposits	$1,778,249	$1,620,665

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

Interest expense on deposit accounts is summarized for the periods indicated (in thousands).

	Three Months Ended
	March 31,
	2015	2014
Negotiable orders of withdrawal, savings, and money market	$954	$479
Certificates of deposit	1,120	759
Total interest expense on deposit accounts	$2,074	$1,238

Note 5 – Equity Incentive Plan

The following table is a summary of the Company’s stock options outstanding as of March 31, 2015, and changes therein during the three months then ended.

	Number of Stock Options	Weighted Average Grant Date Fair Value	Weighted Average Exercise Price	Weighted Average Contractual Life (years)
Outstanding - December 31, 2014	5,138,072	$3.08	$10.04	7.44
Forfeited	(22,000)	3.91	13.13	—
Exercised	(78,424)	2.30	7.09	—
Outstanding - March 31, 2015	5,037,648	3.09	10.41	7.21
Exercisable - March 31, 2015	2,558,538	$2.32	$7.74	3.85

Expected future stock option expense related to the non-vested options outstanding as of March 31, 2015, is $8.2 million over an average period of 4.20 years.
The following is a summary of the status of the Company’s restricted share awards as of March 31, 2015, and changes therein during the three months then ended.

	Number of Shares Awarded	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2014	1,003,074	$13.11
Vested	(1,234)	9.44
Forfeited	(12,000)	13.13
Non-vested at March 31, 2015	989,840	$13.12

Expected future stock award expense related to the non-vested restricted share awards as of March 31, 2015, is $11.0 million over an average period of 4.19 years.

During the three months ended March 31, 2015 and 2014, the Company recorded $944,000 and $252,000, respectively, of stock-based compensation related to the above plans.

Note 6 – Fair Value Measurements
The following tables present the assets reported on the consolidated balance sheet at their estimated fair value as of March 31, 2015, and December 31, 2014, by level within the fair value hierarchy as required by the Fair Value Measurements and Disclosures Topic of the FASB ASC.  Financial assets and liabilities are classified in their entirety based on the level of input that is significant to the fair value measurement.  The fair value hierarchy is as follows:

•	Level 1 Inputs – Unadjusted quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date.

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

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

	Fair Value Measurements at March 31, 2015 Using:
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Measured on a recurring basis:
Assets:
Investment securities:
Available-for-sale:
Mortgage-backed securities:
GSE	$667,232	$—	$667,232	$—
Non-GSE	899	—	899	—
Other securities:
Corporate bonds	59,909	—	59,909	—
Equities	617	617	—	—
Total available-for-sale	728,657	617	728,040	—
Trading securities	6,748	6,748	—	—
Total	$735,405	$7,365	$728,040	$—
Measured on a non-recurring basis:
Assets:
Impaired loans:
Real estate loans:
Commercial real estate	$15,424	$—	$—	$15,424
One-to-four family residential mortgage	1,432	—	—	1,432
Multifamily	1,296	—	—	1,296
Home equity and lines of credit	264	—	—	264
Total impaired real estate loans	18,416	—	—	18,416
Commercial and industrial loans	31	—	—	31
Other real estate owned	532	—	—	532
Total	$18,979	$—	$—	$18,979

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

	Fair Value Measurements at December 31, 2014 Using:
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Measured on a recurring basis:
Assets:
Investment securities:
Available-for-sale:
Mortgage-backed securities:
GSE	$699,790	$—	$699,790	$—
Non-GSE	1,026	—	1,026	—
Other securities:
Corporate bonds	70,013	—	70,013	—
Equities	410	410	—	—
Total available-for-sale	771,239	410	770,829	—
Trading securities	6,422	6,422	—	—
Total	$777,661	$6,832	$770,829	$—
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

The following table presents qualitative information for Level 3 assets measured at fair value on a non-recurring basis at March 31, 2015 and December 31, 2014 (dollars in thousands).

	Fair Value		Valuation Methodology	Unobservable Inputs	Range of Inputs
	March 31, 2015	December 31, 2014			March 31, 2015	December 31, 2014
Impaired loans	$18,447	$20,341	Appraisals	Discount for costs to sell	7.0%	7.0%
				Discount for quick sale	10.0% - 40.0%	10.0% - 40.0%
			Discounted cash flows	Interest rates	4.6% to 7.5%	4.6% to 7.5%
Other real estate owned	$532	$752	Appraisals	Discount for costs to sell	7.0%	7.0%

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

Available for Sale Securities: The estimated fair values for mortgage-backed and corporate securities are obtained from an independent nationally recognized third-party pricing service.  The estimated fair values are derived primarily from cash flow models, which include assumptions for interest rates, credit losses, and prepayment speeds.  Broker/dealer quotes are utilized as well, when such quotes are available and deemed representative of the market.  The significant inputs utilized in the cash flow models are based on market data obtained from sources independent of the Company (Observable Inputs), and are therefore classified as Level 2 within the fair value hierarchy.  The estimated fair values of equity securities, classified as Level 1, are derived from quoted market prices in active markets.  Equity securities consist of publicly traded mutual funds.  There were no transfers of securities between Level 1 and Level 2 during the three months ended March 31, 2015.
Trading Securities: Fair values are derived from quoted market prices in active markets.  The assets consist of publicly traded mutual funds.

Impaired Loans: At March 31, 2015, and December 31, 2014, the Company had impaired originated loans held-for-investment with outstanding principal balances of $22.2 million and $23.7 million, respectively, that were recorded at their estimated fair value of $18.4 million and $20.3 million, respectively.  The Company recorded net impairment recoveries of $482,000 and $107,000 for the three months ended March 31, 2015 and March 31, 2014, respectively, utilizing Level 3 inputs.  For purposes of estimating fair value of impaired loans, management utilizes independent appraisals, if the loan is collateral dependent, adjusted downward by management, as necessary, for changes in relevant valuation factors subsequent to the appraisal date, or the present value of expected future cash flows for non-collateral dependent loans and troubled debt restructurings.

Other Real Estate Owned (OREO):  At March 31, 2015, and December 31, 2014, the Company had assets acquired through foreclosure, or deed in lieu of foreclosure, of $532,000 and $752,000, respectively.  These assets are recorded at estimated fair value, less estimated selling costs when acquired, establishing a new cost basis.  Estimated fair value is generally based on independent appraisals.  These appraisals include adjustments to comparable assets based on the appraisers’ market knowledge and experience, and are considered Level 3 inputs.  When an asset is acquired, the excess of the loan balance over fair value, less estimated selling costs, is charged to the allowance for loan losses.  If the estimated fair value of the asset declines, a write-down is recorded through non-interest expense.  The valuation of foreclosed assets is subjective in nature and may be adjusted in the future because of changes in economic conditions.

There was a $71,000 subsequent valuation adjustment to one OREO property for the three months ended March 31, 2015.  Operating costs after acquisition are expensed.

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

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

The estimated fair value of the Company’s significant financial instruments at March 31, 2015, and December 31, 2014, is presented in the following tables (in thousands).

	March 31, 2015
		Estimated Fair Value
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$93,081	$93,081	$—	$—	$93,081
Trading securities	6,748	6,748	—	—	6,748
Securities available-for-sale	728,657	617	728,040	—	728,657
Securities held-to-maturity	2,978	—	3,046	—	3,046
Federal Home Loan Bank of New York stock, at cost	28,656	—	28,656	—	28,656
Net loans held-for-investment	1,978,741	—	—	1,997,797	1,997,797
Financial liabilities:
Deposits	$1,778,249	$—	$1,781,845	$—	$1,781,845
Repurchase agreements, Federal Home Loan Bank advances and and other borrowings	660,044	—	664,641	—	664,641
Advance payments by borrowers	10,149	—	10,149	—	10,149

	December 31, 2014
		Estimated Fair Value
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$76,709	$76,709	$—	$—	$76,709
Trading securities	6,422	6,422	—	—	6,422
Securities available-for-sale	771,239	410	770,829	—	771,239
Securities held-to-maturity	3,609	—	3,691	—	3,691
Federal Home Loan Bank of New York stock, at cost	29,219	—	29,219	—	29,219
Net loans held-for-investment	1,916,703	—	—	1,949,511	1,949,511
Financial liabilities:
Deposits	$1,620,665	$—	$1,622,536	$—	$1,622,536
Repurchase agreements, Federal Home Loan Bank advances and and other borrowings	778,658	—	781,196	—	781,196
Advance payments by borrowers	7,792	—	7,792	—	7,792

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

The following is a summary of the Company’s earnings per share calculations and reconciliation of basic to diluted earnings per share for the periods indicated (dollars in thousands, except per share data).

	Three Months Ended
	March 31,
	2015	2014
Net income available to common stockholders	$5,002	$5,219

Weighted average shares outstanding-basic	43,751,218	53,597,832
Effect of non-vested restricted stock and stock options outstanding	1,152,703	1,045,955
Weighted average shares outstanding-diluted	44,903,921	54,643,787
Earnings per share-basic	$0.11	$0.10
Earnings per share-diluted	$0.11	$0.10
Anti-dilutive shares	2,456,600	34,200

Note 8 – Recent Accounting Pronouncements

 In January 2014, the FASB issued ASU No. 2014-04, “Receivables - Troubled Debt Restructurings by Creditors (subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure.” This ASU clarifies that if an in-substance repossession occurs, a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure, or the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal arrangement. This ASU requires interim and annual disclosure of both the amount of foreclosed residential real estate property held by the creditor and the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. ASU No. 2014-04 is effective for annual and interim periods beginning after December 15, 2014. The adoption of this pronouncement did not have a material impact on the Company’s consolidated financial statements.

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

Note 9 – Subsequent Events

On April 13, 2015, New York City legislation enacted general corporate tax reforms that substantially conforms New York City's tax laws to New York State tax reforms enacted in 2014. The changes are effective for tax years beginning on or after January 1, 2015. The Company is currently evaluating the impact of these tax reforms on its consolidated results of operations, financial condition and cash flows and expects to have a $795,000 write-down of deferred tax assets as a result of these tax reforms.

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

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

Critical Accounting Policies

Note 1 to the Company’s Audited Consolidated Financial Statements for the year ended December 31, 2014, included in the Company’s Annual Report on Form 10-K, as supplemented by this report, contains a summary of significant accounting policies.  Various elements of these accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments.  Certain assets are carried in the Consolidated Balance Sheets at estimated fair value or the lower of cost or estimated fair value.  Policies with respect to the methodologies used to determine the allowance for loan losses, estimated cash flows of our PCI loans, and judgments regarding the valuation of intangible assets and securities as well as the valuation allowance against deferred tax assets are the most critical accounting policies because they are important to the presentation of the Company’s financial condition and results of operations, involve a higher degree of complexity, and require management to make difficult and subjective judgments which often require assumptions or estimates about highly uncertain matters. The use of different judgments, assumptions, and estimates could result in material differences in the results of operations or financial condition.  These critical accounting policies and their application are reviewed periodically and, at least annually, with the Audit Committee of the Board of Directors.  For a further discussion of the critical accounting policies of the Company, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.
Overview
This overview highlights selected information and may not contain all the information that is important to you in understanding our performance during the period.  For a more complete understanding of trends, events, commitments, uncertainties, liquidity, capital resources, and critical accounting estimates, you should read this entire document carefully, as well as our Annual Report on Form 10-K for the year ended December 31, 2014.

Net income amounted to $5.0 million for the three months ended March 31, 2015, as compared to $5.2 million for the three months ended March 31, 2014.  Basic and diluted earnings per common share were $0.11 for the three months ended March 31, 2015, compared to basic and diluted earnings per common share of $0.10 for the three months ended March 31, 2014. For the three months ended March 31, 2015, our return on average assets was 0.66%, as compared to 0.78% for the three months ended March 31, 2014.  For the three months ended March 31, 2015, our return on average stockholders’ equity was 3.44% as compared to 2.97% for the three months ended March 31, 2014.

Comparison of Financial Condition at March 31, 2015, and December 31, 2014
Total assets increased $29.6 million, or 1.0%, to $3.05 billion at March 31, 2015, from $3.02 billion at December 31, 2014. The increase was primarily attributable to increases in loans held-for-investment, net, of $61.6 million and cash and cash equivalents of $16.4 million, partially offset by decreases in securities available-for-sale of $42.6 million and other assets of $5.7 million.

Cash and cash equivalents increased $16.4 million, or 21.3%, to $93.1 million at March 31, 2015, from $76.7 million at December 31, 2014, primarily due to an increase in interest-bearing deposits in other financial institutions.

The securities available-for-sale portfolio totaled $728.7 million at March 31, 2015, compared to $771.2 million at December 31, 2014.  At March 31, 2015, $667.2 million of the portfolio consisted of residential mortgage-backed securities issued or guaranteed by Fannie Mae, Freddie Mac, or Ginnie Mae. In addition, the Company held $59.9 million in corporate bonds, all of which were rated investment grade at March 31, 2015, and also held $617,000 of equity investments in money market mutual funds. The effective duration of the securities portfolio at March 31, 2015 was 3.34 years.

 Total loans held-for-investment, net, increased $61.6 million to $2.00 billion at March 31, 2015, as compared to $1.94 billion at December 31, 2014. The increase was primarily attributable to an increase in originated loans held-for-investment, net, partially offset by decreases in loans acquired and purchased credit-impaired (“PCI”) loans held-for-investment.

Originated loans held-for-investment, net, totaled $1.70 billion at March 31, 2015, as compared to $1.63 billion at December 31, 2014.  The increase was primarily due to an increase in multifamily real estate loans of $70.8 million, or 6.6%, to $1.14 billion at March 31, 2015, from $1.07 billion at December 31, 2014. The following table details our multifamily real estate originations for the three months ended March 31, 2015 (dollars in thousands).

Originations	Weighted Average Interest Rate	Weighted Average Loan-to-Value Ratio	Weighted Average Months to Next Rate Change or Maturity for Fixed Rate Loans	(F)ixed or (V)ariable	Amortization Term
$100,194	3.46%	64%	87	V	20 to 30 Years
535	4.11%	28%	180	F	15 Years
$100,729	3.46%	64%

PCI loans, primarily acquired as part of a transaction with the Federal Deposit Insurance Corporation, totaled $42.0 million at March 31, 2015, as compared to $44.8 million at December 31, 2014.  The Company accreted interest income of $1.1 million for the three months ended March 31, 2015, compared to $1.3 million for the three months ended March 31, 2014.

Total liabilities increased $40.9 million, or 1.7%, to $2.47 billion at March 31, 2015, from $2.43 billion at December 31, 2014.  The increase was primarily attributable to an increase in deposits of $157.6 million, partially offset by decreases in securities sold under agreements to repurchase of $109.2 million and Federal Home Loan Bank advances and other borrowings of $9.4 million.

Deposits increased $157.6 million, or 9.7%, to $1.78 billion at March 31, 2015, from $1.62 billion at December 31, 2014. The increase was attributable to increases of $79.5 million in certificates of deposit accounts ($62.8 million of which were brokered deposits), $60.8 million in savings accounts, $11.8 million in money market accounts and $5.5 million in transaction accounts.

Borrowings and securities sold under agreements to repurchase decreased by $118.6 million, or 15.2%, to $660.0 million at March 31, 2015, from $778.7 million at December 31, 2014.  Management utilizes borrowings to mitigate interest rate risk, for short-term liquidity, and to a lesser extent as part of leverage strategies.  The following is a table of term borrowing maturities (excluding capitalized leases and overnight borrowings) and the weighted average rate by year (dollars in thousands) at March 31, 2015.

Year	Amount	Weighted Average Rate
2015	$213,863	1.19%
2016	108,910	2.18%
2017	135,003	1.32%
2018	142,715	1.66%
2019	33,502	1.88%
2020	20,000	1.58%
	$653,993	1.53%

Total stockholders’ equity decreased by $11.3 million to $582.6 million at March 31, 2015, from $593.9 million at December 31, 2014.  This decrease was primarily attributable to stock repurchases of $17.5 million and dividend payments of $3.2 million. These decreases were partially offset by net income of $5.0 million for the three months ended March 31, 2015, a $2.8 million increase in accumulated other comprehensive income, primarily as a result of the increase in fair value of our securities available-for-sale portfolio in response to the decrease in the interest rate environment from December 31, 2014, and a $1.5 million increase related to stock compensation activity.

Comparison of Operating Results for the Three Months Ended March 31, 2015 and 2014

Net income. Net income was $5.0 million and $5.2 million for the three months ended March 31, 2015, and March 31, 2014, respectively. Significant variances from the comparable prior year period are as follows: an $869,000 increase in net interest income, a $217,000 decrease in the provision for loan losses, a $68,000 decrease in non-interest income, a $2.2 million increase in non-interest expense, and a $1.0 million decrease in income tax expense.

Interest Income. Interest income increased $2.0 million, or 8.7%, to $24.8 million for the three months ended March 31, 2015, from $22.8 million for the three months ended March 31, 2014, primarily due to an increase in average interest-earing assets of $341.5 million, or 13.7%, partially offset by a 16 basis point decline in yields earned on interest-earning assets. Interest income on loans increased by $2.9 million, primarily attributable to an increase in the average loan balances of $468.7 million, which was partially offset by a decrease of 54 basis points in the yield earned. The Company accreted interest income related to its PCI loans of $1.1 million for the three months ended March 31, 2015, as compared to $1.3 million for the three months ended March 31, 2014. Interest income on loans for the three months ended March 31, 2015, reflected prepayment loan income of $562,000 compared to $535,000 for the three months ended March 31, 2014. The March 2014 quarter also included a recovery of $246,000 of interest income that was previously charged-off related to a loan payoff. Interest income on mortgage backed securities decreased by $1.0 million primarily due to a decrease in the average balances of $167.8 million, or 19.6%, and a decrease of seven basis points in the yield earned.

Interest Expense. Interest expense increased $1.1 million, or 30.7%, to $4.8 million for the three months ended March 31, 2015, from $3.6 million for the three months ended March 31, 2014. The increase was comprised of an increase of $836,000 in interest expense on deposits and an increase of $284,000 in interest expense on borrowings.  The increase in interest expense on deposits was attributed to an increase in the average balance of interest bearing deposits of $175.3 million, or 14.0%, to $1.43 billion for the three months ended March 31, 2015, from $1.25 billion for the three months ended March 31, 2014, and to a 19 basis point increase in the cost of interest bearing deposits to 0.59% from 0.40%, due to higher rates offered on our deposit products. The increase in interest expense on borrowings was attributed to an increase in the average balances of borrowings of $258.0 million, or 53.8%, to $737.9 million for the three months ended March 31, 2015, from $479.9 million for the three months ended March 31, 2014, partially offset by a 56 basis point decrease in the cost of borrowings to 1.48%, from 2.04% for the three months ended March 31, 2014.
Net Interest Income. Net interest income for the three months ended March 31, 2015 increased $869,000, or 4.5%, primarily due to a $341.5 million, or 13.7%, increase in our average interest-earning assets, partially offset by a 25 basis point decrease in our net interest margin to 2.85%. The increase in average interest-earning assets was primarily attributable to an increase in average loans outstanding of $468.7 million and an increase in interest-earning deposits in financial institutions of $40.7 million, partially offset by a decrease in average mortgage-backed securities of $167.8 million.  Yields earned on interest-earning assets decreased 16 basis points to 3.53% for the three months ended March 31, 2015, from 3.69% for the comparable prior year period. Net interest income for the March 2015 quarter was also impacted by an increase in interest expense, driven by a $433.3 million, or 25.0%, increase in our average interest-bearing liabilities. The cost of interest-bearing liabilities increased four basis points to 0.89% for the current quarter as compared to 0.85% for the comparable prior year quarter, driven by an increase in the cost of interest-bearing deposits, partially offset by lower rates on borrowed funds.

Provision for Loan Losses. The provision for loan losses decreased $217,000, or 52.0%, to $200,000 for the three months ended March 31, 2015, from $417,000 for the three months ended March 31, 2014. The decrease in the provision for loan losses resulted primarily from continued improvements in asset quality indicators as well as a general improvement in economic and business conditions. Net charge-offs were $594,000 for the three months ended March 31, 2015, compared to net recoveries of $111,000 for the three months ended March 31, 2014. The increased level of charge-offs is primarily related to five previously impaired loans to one borrower that were restructured during the three months ended March 31, 2015, after the borrower made a $500,000 principal payment. The loans had existing specific reserves associated with them that adequately covered the charge-offs, resulting in no material impact to the provision for loan losses for the current quarter.  At March 31, 2015, the net loan balance of the restructured loan was $6.3 million, with a related specific reserve of $935,000, as compared to $7.2 million, with related specific reserves of $1.9 million, at December 31, 2014.

Non-interest Income. Non-interest income decreased $68,000, or 3.1%, to $2.1 million for the three months ended March 31, 2015, from $2.2 million for the three months ended March 31, 2014, due to decreases in fees and service charges for customers of $104,000, gains on securities transactions, net, of $63,000, and income on bank owned life insurance of $43,000, partially offset by an increase in other income of $142,000. The increase in other income in the March 2015 quarter was primarily the result of a realized gain on sale of an other real estate owned property of $129,000.

Non-interest Expense. Non-interest expense increased $2.2 million, or 18.5%, to $14.3 million for the three months ended March 31, 2015, from $12.1 million for the three months ended March 31, 2014. This was primarily due to a $2.3 million increase in compensation and employee benefits, primarily attributable to increased health benefit costs and stock compensation expense related to the 2014 Equity Incentive Plan. In addition, non-interest expense for the three months ended March 31, 2014 was favorably affected by a pre-tax gain of $937,000 related to the settlement of the former Flatbush Federal Savings & Loan Association pension plan.

Income Tax Expense. The Company recorded income tax expense of $2.6 million for the three months ended March 31, 2015, compared to $3.6 million for the three months ended March 31, 2014.  The effective tax rate for the three months ended March 31, 2015, was 34.1% compared to 40.7% for the three months ended March 31, 2014. The March 2014 quarter included a charge of $570,000 related to the write-down of deferred tax assets as a result of a New York State tax law change enacted on March 31, 2014.

On April 13, 2015, New York City legislation enacted general corporate tax reforms that substantially conforms New York City's tax laws to New York State tax reforms enacted in 2014. The changes are effective for tax years beginning on or after January 1, 2015. The Company is currently evaluating the impact of these tax reforms on its consolidated results of operations, financial condition and cash flows and expects to have a $795,000 write-down of deferred tax assets as a result of these tax reforms.
ANALYSIS OF NET INTEREST INCOME
(Dollars in thousands)

	For the Three Months Ended
	March 31, 2015			March 31, 2014
	Average Outstanding Balance	Interest	Average Yield/ Rate (1)	Average Outstanding Balance	Interest	Average Yield/ Rate (1)
Interest-earning assets:
Loans (2)	$1,973,914	$20,666	4.25%	$1,505,166	$17,796	4.79%
Mortgage-backed securities (3)	687,790	3,577	2.11	855,559	4,589	2.18
Other securities (3)	71,080	134	0.76	82,796	157	0.77
Federal Home Loan Bank of New York stock	29,321	343	4.74	17,820	210	4.78
Interest-earning deposits in financial institutions	79,402	33	0.17	38,674	12	0.13
Total interest-earning assets	2,841,507	24,753	3.53	2,500,015	22,764	3.69
Non-interest-earning assets	216,919			204,025
Total assets	$3,058,426			$2,704,040

Interest-bearing liabilities:
Savings, NOW, and money market accounts	$1,030,664	$954	0.38	$946,424	$479	0.21
Certificates of deposit	396,505	1,120	1.15	305,442	759	1.01
Total interest-bearing deposits	1,427,169	2,074	0.59	1,251,866	1,238	0.40
Borrowed funds	737,869	2,695	1.48	479,914	2,411	2.04
Total interest-bearing liabilities	2,165,038	4,769	0.89	1,731,780	3,649	0.85
Non-interest bearing deposit accounts	263,187			223,469
Accrued expenses and other liabilities	39,920			36,825
Total liabilities	2,468,145			1,992,074
Stockholders' equity	590,281			711,966
Total liabilities and stockholders' equity	$3,058,426			$2,704,040

Net interest income		$19,984			$19,115
Net interest rate spread (4)			2.64%			2.84%
Net interest-earning assets (5)	$676,469			$768,235
Net interest margin (6)			2.85%			3.10%
Average interest-earning assets to interest-bearing liabilities			131.25%			144.36%

(1)	Average yields and rates are annualized.
(2)	Includes non-accruing loans.
(3)	Securities available-for-sale are reported at amortized cost.
(4)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(5)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(6)	Net interest margin represents net interest income divided by average total interest-earning assets.

Asset Quality

PCI Loans

At March 31, 2015, based on contractual principal, 6.0% of PCI loans were past due 30 to 89 days, and 23.5% were past due 90 days or more, as compared to 7.8% and 24.1%, respectively, at December 31, 2014.

Originated and Acquired loans

The discussion that follows includes originated and acquired loans (excluding PCI), both held-for-investment and held-for-sale.

The following table shows total non-performing assets for the current and previous four quarters and also shows, for the same dates, non-performing originated loans to total loans, Troubled Debt Restructurings (TDR) on which interest is accruing, and accruing loans delinquent 30 to 89 days (dollars in thousands).

	March 31,	December 31,	September 30,	June 30,	March 31,
	2015	2014	2014	2014	2014
Non-accruing loans:
Held-for-investment	$5,233	$4,332	$4,350	$4,932	$6,247
Held-for-sale	—	—	—	471	471
Non-accruing loans subject to restructuring agreements:
Held-for-investment	8,567	9,543	9,608	10,382	10,476
Total non-accruing loans	13,800	13,875	13,958	15,785	17,194
Loans 90 days or more past due and still accruing:
Held-for-investment	282	708	418	605	584
Total non-performing loans	14,082	14,583	14,376	16,390	17,778
Other real estate owned	532	752	491	640	150
Total non-performing assets	$14,614	$15,335	$14,867	$17,030	$17,928
Non-performing loans to total loans	0.70%	0.75%	0.79%	1.04%	1.17%
Non-performing assets to total assets	0.48%	0.51%	0.51%	0.63%	0.67%
Loans subject to restructuring agreements and still accruing	$20,810	$24,213	$24,643	$24,292	$25,619
Accruing loans 30 to 89 days delinquent	$15,319	$12,252	$16,202	$13,307	$12,888

Total Non-accruing Loans

Total non-accruing loans decreased $75,000 to $13.8 million at March 31, 2015, from $13.9 million at December 31, 2014.   The following table details the decrease (dollars in thousands).

At or for the three months ended
March 31, 2015
Balance at beginning of period	$13,875
Additions	1,560
Charge-offs	(644)
Pay-offs and principal pay-downs	(347)
Returned to accrual status	(331)
Sales	(313)
Balance at end of period	$13,800

Loans Subject to TDR Agreements

Included in non-accruing loans are loans subject to TDR agreements totaling $8.6 million and $9.5 million at March 31, 2015, and December 31, 2014, respectively.  At March 31, 2015, $2.3 million, or 27.0%, of the $8.6 million were not performing in accordance with their restructured terms, as compared to the entire $9.5 million at December 31, 2014. Two separate relationships account for the loans not performing in accordance with their restructured terms at March 31, 2015. These loans are primarily collateralized by real estate with an aggregate appraised value of $2.6 million.

The Company also holds loans subject to restructuring agreements that are on accrual status, totaling $20.8 million and $24.2 million at March 31, 2015, and December 31, 2014, respectively.  At March 31, 2015, loans totaling $1.6 million, or 7.5%, of the $20.8 million were not performing in accordance with the restructured terms, as compared to $1.6 million, or 6.6%, of the $24.2 million at December 31, 2014.  These loans were less than 90 days delinquent at March 31, 2015. Generally, the types of concessions that we make to troubled borrowers include reductions to both temporary and permanent interest rates, extensions of payment terms, and to a lesser extent forgiveness of principal and interest.

The following table details the amounts and categories of the loans subject to restructuring agreements by loan type as of March 31, 2015, and December 31, 2014 (dollars in thousands).

	At March 31, 2015		At December 31, 2014
	Non-Accruing	Accruing	Non-Accruing	Accruing
Troubled Debt Restructurings:
Real estate loans:
Commercial	$8,567	$16,419	$9,135	$19,570
One-to-four family residential	—	1,973	—	1,927
Multifamily	—	1,967	—	1,990
Home equity and lines of credit	—	324	—	327
Commercial and industrial loans	—	127	408	399
	$8,567	$20,810	$9,543	$24,213

Accruing Loans 30 to 89 Days Delinquent

Loans 30 to 89 days delinquent and on accrual status at March 31, 2015, and December 31, 2014 totaled $15.3 million and $12.3 million, respectively. The following tables set forth delinquencies for accruing loans by type and by amount at March 31, 2015, and December 31, 2014 (in thousands).

	March 31, 2015	December 31, 2014
Real estate loans:
Commercial	$10,605	$6,492
One-to-four family residential	2,253	4,353
Multifamily	2,078	1,090
Home equity and lines of credit	313	135
Commercial and industrial loans	15	122
Other loans	55	60
Total delinquent accruing loans	$15,319	$12,252

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
Northfield Bank's primary sources of funds are deposits, principal and interest payments on loans and securities, borrowed funds, the proceeds from maturing securities and short-term investments, and to a lesser extent the proceeds from the sales of loans and securities and wholesale borrowings.  The scheduled amortization of loans and securities, as well as proceeds from borrowed funds, are predictable sources of funds.  Other funding sources, however, such as deposit inflows and loan prepayments are greatly influenced by market interest rates, economic conditions, and competition.  Northfield Bank is a member of the FHLB, which provides an additional source of short-term and long-term funding.  Northfield Bank also has short-term borrowing capabilities with the Federal Reserve Bank.  Northfield Bank’s borrowed funds, excluding capitalized lease obligations and floating rate advances, were $654.0 million at March 31, 2015, and had a weighted average interest rate of 1.53%.  A total of $264.9 million of these borrowings will mature in less than one year.  Borrowed funds, excluding capitalized lease obligations and floating rate advances, were $775.7 million at December 31, 2014.  Northfield Bank has the ability to obtain additional funding from the FHLB and Federal Reserve Bank discount window of approximately $534.7 million utilizing unencumbered securities of $136.5 million and multifamily loans of $398.2 million at March 31, 2015.  Northfield Bank expects to have sufficient funds available to meet current commitments in the normal course of business.
Northfield Bancorp, Inc. (stand alone) is a separate legal entity from Northfield Bank and must provide for its own liquidity to pay dividends, repurchase its stock, and for other corporate purposes. Northfield Bancorp, Inc.'s primary source of liquidity is dividend payments from Northfield Bank and proceeds from its 2013 stock offering. At March 31, 2015, Northfield Bancorp, Inc. (stand alone) had liquid assets of approximately $37.0 million.
Capital Resources.  At March 31, 2015, and December 31, 2014, as set forth in the following table, Northfield Bank exceeded all of the regulatory capital requirements to which it was subject at such dates.

	Actual	For Capital Adequacy Purposes	For Well Capitalized Under Prompt Corrective Action Provisions
As of March 31, 2015:
Common equity Tier 1 capital (to risk-weighted assets)	22.09%	4.50%	6.50%
Tier 1 leverage	16.48%	4.00%	5.00%
Tier I capital (to risk-weighted assets)	22.09%	6.00%	8.00%
Total capital (to risk-weighted assets)	23.25%	8.00%	10.00%
As of December 31, 2014:
Tangible capital to tangible assets	16.46%	1.50%	NA
Tier I capital (core) (to adjusted total assets)	16.46%	4.00%	5.00%
Total capital (to risk-weighted assets)	22.95%	8.00%	10.00%

In July, 2013, the federal bank regulatory agencies issued a final rule that revises their leverage and risk-based capital requirements and the method for calculating risk-weighted assets to make them consistent with agreements that were reached by the Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Act.  Among other things, the new rule establishes a new common equity Tier 1 minimum capital requirement (4.5% of risk-weighted assets), increases the minimum Tier 1 capital to risk-based assets requirement (from 4% to 6% of risk-weighted assets) and assigns a higher risk weight (150%) to exposures that are more than 90 days past due or are on nonaccrual status, and to certain commercial real estate facilities that finance the acquisition, development, or construction of real property.  The final rule also requires unrealized gains and losses on certain "available-for-sale" securities holdings to be included for purposes of calculating regulatory capital requirements unless a one-time opt-in or opt-out is exercised.  The rule limits a banking organization's capital distributions and certain discretionary bonus payments if the banking organization does not hold a "capital conservation buffer" consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets in addition to the amount necessary to meet its minimum risk-based capital requirements.

The final rule became effective for Northfield Bank on January 1, 2015.  The capital conservation buffer requirement will be phased in beginning January 1, 2016, and ending January 1, 2019, when the full capital conservation buffer requirement will be effective.  The final rule also implemented consolidated capital requirements for savings and loan holding companies, such as the Company, effective January 1, 2015.

At March 31, 2015, as set forth in the following table, Northfield Bancorp, Inc. exceeded all of the regulatory capital requirements to which it was subject at such dates.

	Actual	For Capital Adequacy Purposes	For Well Capitalized Under Prompt Corrective Action Provisions
Common equity Tier 1 capital (to risk-weighted assets)	24.87%	4.50%	6.50%
Tier 1 leverage	18.55%	4.00%	5.00%
Tier I capital (to risk-weighted assets)	24.87%	6.00%	8.00%
Total capital (to risk-weighted assets)	26.04%	8.00%	10.00%

Off-Balance Sheet Arrangements and Contractual Obligations
In the normal course of operations, the Company engages in a variety of financial transactions that, in accordance with U.S. GAAP, are not recorded in the financial statements.  These transactions primarily relate to lending commitments. These arrangemets are not expected to have a material impact on the Company's results of operations or financial condition.
The following table shows the contractual obligations of the Company by expected payment period as of March 31, 2015.

Contractual Obligation	Total	Less than One Year	One to less than Three Years	Three to less than Five Years	Five Years and greater
	(in thousands)
Debt obligations (excluding capitalized leases)	$653,993	$264,863	$238,548	$150,582	$—
Commitments to originate loans	62,416	62,416	—	—	—
Commitments to fund unused lines of credit	61,952	61,952	—	—	—

Commitments to fund unused lines of credit are agreements to lend additional funds to customers as long as there have been no violations of any of the conditions established in the agreements (original or restructured).  Commitments to originate loans generally have a fixed expiration or other termination clauses, which may or may not require payment of a fee.  Since some of these loan commitments are expected to expire without being drawn upon, total commitments do not necessarily represent future cash requirements.

For further information regarding our off-balance sheet arrangements and contractual obligations, see Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

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
The tables below sets forth, as of March 31, 2015 and December 31, 2014, our calculation of the estimated changes in our NPV, NPV ratio, and percent change in net interest income that would result from the designated instantaneous and sustained changes in interest rates.  Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied on as indicative of actual results (dollars in thousands).

	NPV at March 31, 2015
Change in Interest Rates (basis points)	Estimated Present Value of Assets	Estimated Present Value of Liabilities	Estimated NPV	Estimated Change in NPV	Estimated Change in NPV %	Estimated NPV/Present Value of Assets Ratio	Net Interest Income Percent Change
+400	$2,682,045	$2,275,891	$406,154	$(225,657)	(35.72)%	15.14%	(16.73)%
+300	2,765,088	2,313,789	451,299	(180,512)	(28.57)	16.32	(12.39)
+200	2,859,324	2,352,983	506,341	(125,470)	(19.86)	17.71	(7.98)
+100	2,957,009	2,393,535	563,474	(68,337)	(10.82)	19.06	(3.86)
—	3,067,320	2,435,509	631,811	—	—	20.60	—
(100)	3,195,005	2,479,268	715,737	83,926	13.28	22.40	0.10
(200)	3,352,442	2,501,138	851,304	219,493	34.74	25.39	(1.19)

	NPV at December 31, 2014
Change in Interest Rates (basis points)	Estimated Present Value of Assets	Estimated Present Value of Liabilities	Estimated NPV	Estimated Change In NPV	Estimated Change in NPV %	Estimated NPV/Present Value of Assets Ratio	Net Interest Income Percent Change
400	$2,666,893	$2,236,062	$430,831	$(233,202)	(35.12)%	16.15%	(16.56)%
300	2,750,724	2,272,781	477,943	(186,090)	(28.02)	17.38	(12.29)
200	2,844,970	2,310,727	534,243	(129,790)	(19.55)	18.78	(7.96)
100	2,943,080	2,349,959	593,121	(70,912)	(10.68)	20.15	(3.88)
—	3,054,570	2,390,537	664,033	—	—	21.74	—
(100)	3,180,875	2,431,040	749,835	85,802	12.92	23.57	0.18
(200)	3,325,206	2,456,489	868,717	204,684	30.82	26.13	(1.83)

The table above indicates that at March 31, 2015, in the event of a 200 basis point decrease in interest rates, we would experience a 34.74% increase in estimated net portfolio value and a 1.19% decrease in net interest income. In the event of a 400 basis point increase in interest rates, we would experience a 35.72% decrease in estimated net portfolio value and a 16.73% decrease in net interest income. Our policies provide that, in the event of a 300 basis point increase/decrease or less in interest rates, our net present value ratio should decrease by no more than 800 basis points and in the event of a 200 basis point increase, our projected net interest income should decrease by no more than 21% and in the event of a 200 basis point decrease, our projected net interest income should decrease by no more than 15%.  Additionally, our policy states that our net portfolio value should be between 8% and 10% of total assets before and after such shock. However, when the federal funds rate is low and negative rate shocks do not produce meaningful results, management may temporarily suspend use of guidelines for negative rate shocks. At March 31, 2015, we were in compliance with all board approved policies with respect to interest rate risk management.

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

ITEM 4.    CONTROLS AND PROCEDURES
An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of March 31, 2015.  Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

During the three months ended March 31, 2015, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

ITEM 1.     LEGAL PROCEEDINGS
The Company and subsidiaries are subject to various legal actions arising in the normal course of business.  In the opinion of management, the resolution of these legal actions is not expected to have a material adverse effect on the Company’s consolidated financial condition or results of operations.

ITEM 1A.  RISK FACTORS
During the three months ended March 31, 2015, there have been no material changes to the risk factors as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014, as filed with the SEC.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	Unregistered Sale of Equity Securities. There were no sales of unregistered securities during the period covered by this report.

(b)	Use of Proceeds. Not applicable

(c)	Repurchases of Our Equity Securities.
The following table shows the Company’s repurchase of its common stock for the three months ended March 31, 2015.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number of Shares that May Yet Be Purchased Under Plans or Programs (1)
January 1, 2015 through January 31, 2015	322,476	$14.22	322,000	1,926,878
February 1, 2015 through February 28, 2015	466,175	$14.47	464,100	1,443,289
March 1, 2015 through March 31, 2015	417,551	$14.61	401,085	1,013,008
Total	1,206,202	$14.46	1,187,185
 (1) The repurchase program permits shares to be repurchased in open market or private transactions, through block trades, and pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities and Exchange Commission. The number of shares remaining to be purchased at March 31, 2015, is calculated utilizing the remaining approved repurchase amount of $15.0 million divided by the closing price of the stock on that day.

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

Date: May 11, 2015

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
The following materials from the Company’s Report on Form 10-Q for the quarter ended March 31, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Statements of Changes in Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements