Form 10-Q
period 2015-06-30
Northfield Bancorp, Inc.
filed 2015-08-10
CIK 1493225

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON,  D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
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
45,778,594 shares of Common Stock, par value $0.01 per share, were issued and outstanding as of July 31, 2015.

NORTHFIELD BANCORP, INC.
Form 10-Q Quarterly Report

PART I
ITEM 1. FINANCIAL STATEMENTS
NORTHFIELD BANCORP, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	June 30, 2015 (Unaudited)	December 31, 2014
ASSETS:
Cash and due from banks	$15,539	$14,967
Interest-bearing deposits in other financial institutions	60,246	61,742
Total cash and cash equivalents	75,785	76,709
Trading securities	6,799	6,422
Securities available-for-sale, at estimated fair value
(encumbered $100,819 at June 30, 2015 and $216,262 at December 31, 2014)	640,212	771,239
Securities held-to-maturity, at amortized cost
(estimated fair value of $3,965 at June 30, 2015, and $3,691 at December 31, 2014) (encumbered of $435 at June 30, 2015, and $2,114 at December 31, 2014)	3,921	3,609
Loans held-for-sale	325	—
Originated loans held-for-investment, net	1,787,363	1,632,494
Loans acquired	378,493	265,685
Purchased credit-impaired (PCI) loans held-for-investment	37,778	44,816
Loans held-for-investment, net	2,203,634	1,942,995
Allowance for loan losses	(25,516)	(26,292)
Net loans held-for-investment	2,178,118	1,916,703
Accrued interest receivable	8,087	8,015
Bank owned life insurance	130,897	129,015
Federal Home Loan Bank of New York stock, at cost	25,353	29,219
Premises and equipment, net	25,142	26,226
Goodwill	16,159	16,159
Other real estate owned	423	752
Other assets	36,094	36,801
Total assets	$3,147,315	$3,020,869

LIABILITIES AND STOCKHOLDERS’ EQUITY:
LIABILITIES:
Deposits	$1,980,099	$1,620,665
Securities sold under agreements to repurchase	94,000	203,200
Federal Home Loan Bank advances and other borrowings	485,078	575,458
Advance payments by borrowers for taxes and insurance	9,696	7,792
Accrued expenses and other liabilities	20,889	19,826
Total liabilities	2,589,762	2,426,941

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value; 10,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value: 150,000,000 shares authorized, 58,226,326 shares issued
at June 30, 2015, and December 31, 2014, 45,937,659 and 48,402,083 outstanding at June 30, 2015, and December 31, 2014, respectively	582	582
Additional paid-in-capital	497,118	499,606
Unallocated common stock held by employee stock ownership plan	(25,257)	(25,782)
Retained earnings	251,903	248,908
Accumulated other comprehensive loss	(1,553)	(765)
Treasury stock at cost; 12,288,667 and 9,824,243 shares at June 30, 2015, and December 31, 2014, respectively	(165,240)	(128,621)
Total stockholders’ equity	557,553	593,928
Total liabilities and stockholders’ equity	$3,147,315	$3,020,869

See accompanying notes to consolidated financial statements.

NORTHFIELD BANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited) (In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Interest income:
Loans	$21,291	$17,466	$41,957	$35,262
Mortgage-backed securities	3,325	4,343	6,902	8,932
Other securities	94	157	228	314
Federal Home Loan Bank of New York dividends	297	172	640	382
Deposits in other financial institutions	30	13	63	25
Total interest income	25,037	22,151	49,790	44,915
Interest expense:
Deposits	2,458	1,254	4,532	2,492
Borrowings	2,294	2,377	4,989	4,788
Total interest expense	4,752	3,631	9,521	7,280
Net interest income	20,285	18,520	40,269	37,635
Provision for/(recovery of) loan losses	72	(146)	272	271
Net interest income after provision for loan losses	20,213	18,666	39,997	37,364
Non-interest income:
Fees and service charges for customer services	976	1,030	1,901	2,059
Income on bank owned life insurance	941	984	1,882	1,968
(Losses)/gains on securities transactions, net	(7)	319	54	443
Other	96	54	273	89
Total non-interest income	2,006	2,387	4,110	4,559
Non-interest expense:
Compensation and employee benefits	7,684	6,538	15,241	11,773
Occupancy	2,467	2,280	5,081	4,902
Furniture and equipment	369	417	749	836
Data processing	981	996	1,958	1,967
Professional fees	719	680	1,293	1,206
FDIC insurance	397	311	786	620
Other	1,897	1,476	3,706	3,457
Total non-interest expense	14,514	12,698	28,814	24,761
Income before income tax expense	7,705	8,355	15,293	17,162
Income tax expense	3,410	2,915	5,996	6,503
Net income	$4,295	$5,440	$9,297	$10,659
Net income per common share:
Basic	$0.10	$0.11	$0.22	$0.21
Diluted	$0.10	$0.11	$0.21	$0.20

See accompanying notes to consolidated financial statements.

NORTHFIELD BANCORP, INC. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME - (Continued) (Unaudited) (In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net Income	$4,295	$5,440	$9,297	$10,659
Other comprehensive (loss) income:
Unrealized (losses) gains on securities:
Net unrealized holding (losses) gains on securities	(5,894)	2,759	(1,275)	6,099
Less: reclassification adjustment for net gains included in net income (included in (losses) gains on securities transactions, net)	(43)	(144)	(43)	(199)
Net unrealized (losses) gains	(5,937)	2,615	(1,318)	5,900
Post retirement benefit adjustment	—	—	—	(1,141)
Other comprehensive (loss) income, before tax	(5,937)	2,615	(1,318)	4,759
Income tax benefit (expense) related to net unrealized holding (losses) gains on securities	2,359	(1,103)	513	(2,439)
Income tax expense related to reclassification adjustment for gains included in net income	17	58	17	80
Income tax expense related to post retirement benefit adjustment	—	—	—	458
Other comprehensive (loss) income, net of tax	(3,561)	1,570	(788)	2,858
Comprehensive income	$734	$7,010	$8,509	$13,517

See accompanying notes to consolidated financial statements.

NORTHFIELD BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Six Months Ended June 30, 2015 and 2014
(Unaudited) (In thousands, except share data)

	Common Stock
	Shares Outstanding	Par Value	Additional Paid-in Capital	Unallocated Common Stock Held by the Employee Stock Ownership Plan	Retained Earnings	Accumulated Other Comprehensive Income (loss) Net of tax	Treasury Stock	Total Stockholders' Equity
Balance at December 31, 2013	57,926,233	$582	$508,609	$(26,985)	$242,180	$(4,650)	$(3,628)	$716,108
Net income					10,659			10,659
Other comprehensive income, net of tax						2,858		2,858
ESOP shares allocated or committed to be released			298	525				823
Stock compensation expense			510					510
Additional tax benefit on equity awards			388					388
Issuance of restricted stock	998,200		(12,717)				12,717	—
Exercise of stock options	66,397				(621)		799	178
Cash dividends declared ($0.12 per common share)					(6,584)			(6,584)
Treasury stock (average cost of $12.80 per share)	(5,951,756)						(76,112)	$(76,112)
Balance at June 30, 2014	53,039,074	$582	$497,088	$(26,460)	$245,634	$(1,792)	$(66,224)	$648,828

Balance at December 31, 2014	48,402,083	$582	$499,606	$(25,782)	$248,908	$(765)	$(128,621)	$593,928
Net income					9,297			9,297
Other comprehensive loss, net of tax						(788)		(788)
ESOP shares allocated or committed to be released			413	525				938
Stock compensation expense			2,565					2,565
Additional tax benefit on equity awards			119					119
Net issuance of restricted stock	390,800		(5,218)				5,218	—
Exercise of stock options	51,765		(367)		(85)		581	129
Cash dividends declared ($0.07 per common share)					(6,217)			(6,217)
Treasury stock (average cost of $14.57 per share)	(2,906,989)						(42,418)	(42,418)
Balance at June 30, 2015	45,937,659	$582	$497,118	$(25,257)	$251,903	$(1,553)	$(165,240)	$557,553

See accompanying notes to consolidated financial statements.

NORTHFIELD BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (In thousands)

	Six Months Ended June 30,
	2015	2014
Cash flows from operating activities:
Net income	$9,297	$10,659
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	272	271
ESOP and stock compensation expense	3,503	1,333
Depreciation	1,731	1,853
Amortization of premiums, and deferred loan costs, net of (accretion) of discounts, and deferred loan fees	928	694
Amortization intangible assets	160	211
Income on bank owned life insurance	(1,882)	(1,968)
Net gain on sale of loans held-for-sale	(10)	(13)
Proceeds from sale of loans held-for-sale	1,630	822
Origination of loans held-for-sale	(1,620)	(809)
Gains on securities transactions, net	(54)	(443)
(Gain) loss on sale of other real estate owned, net	(134)	19
Net purchases of trading securities	(366)	(98)
Increase in accrued interest receivable	(72)	(348)
Decrease (increase) in other assets	1,141	(3,351)
(Decrease) increase in accrued expenses and other liabilities	(94)	691
Net cash provided by operating activities	14,430	9,523
Cash flows from investing activities:
Net increase in loans receivable	(134,959)	(84,332)
Purchase of loans	(127,431)	—
Redemptions (purchases) of Federal Home Loan Bank of New York stock, net	3,866	(1,725)
Purchases of securities available-for-sale	—	(436)
Principal payments and maturities on securities available-for-sale	90,025	76,731
Principal payments and maturities on securities held-to-maturity	803	—
Purchases of securities held-to-maturity	—	(4,037)
Proceeds from sale of securities available-for-sale	39,226	7,270
Proceeds from sale of other real estate owned	392	418
Purchases and improvements of premises and equipment	(647)	(405)
Net cash used in investing activities	(128,725)	(6,516)
Cash flows from financing activities:
Net increase (decrease) in deposits	359,434	(11,742)
Dividends paid	(6,217)	(6,584)
Exercise of stock options	129	178
Purchase of treasury stock	(42,418)	(76,112)
Additional tax benefit on equity awards	119	388
Increase in advance payments by borrowers for taxes and insurance	1,904	1,401
Repayments under capital lease obligations	(88)	(158)
Proceeds from securities sold under agreements to repurchase and other borrowings	105,072	159,166
Repayments related to securities sold under agreements to repurchase and other borrowings	(304,564)	(95,000)
Net cash provided by (used in) financing activities	113,371	(28,463)
Net decrease in cash and cash equivalents	(924)	(25,456)
Cash and cash equivalents at beginning of period	76,709	61,239
Cash and cash equivalents at end of period	$75,785	$35,783

NORTHFIELD BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)
(Unaudited) (In thousands)

	Six Months Ended June 30,
	2015	2014
Supplemental cash flow information:
Cash paid during the period for:
Interest	$9,579	$7,304
Income taxes	5,597	11,585
Non-cash transactions:
Loans charged-off, net	1,048	41
Transfer of originated loans held-for-investment to loans-held-for-sale at fair value	325	—
Other real estate owned write-downs	71	47
Transfers of loans to other real estate owned	—	490
Increase in due to broker for purchases of held-to-maturity securities	1,158	—
Increase in due from broker for sales of securities available-for-sale	—	1,909

See accompanying notes to consolidated financial statements.

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements
Note 1 – Basis of Presentation
The consolidated financial statements are comprised of the accounts of Northfield Bancorp, Inc. (the “Company”) and its wholly owned subsidiaries, Northfield Investments, Inc. and Northfield Bank (the “Bank”), and the Bank’s wholly-owned significant subsidiaries, NSB Services Corp. and NSB Realty Trust. All significant intercompany accounts and transactions have been eliminated in consolidation.

In the opinion of management, all adjustments (consisting solely of normal and recurring adjustments) necessary for the fair presentation of the consolidated financial condition and the consolidated results of operations for the unaudited periods presented have been included.  The results of operations and other data presented for the three and six months ended June 30, 2015, are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2015.  Whenever necessary, certain prior periods' amounts are reclassified to conform to the current periods' presentation.
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

Note 2 – Securities Available-for-Sale
The following is a comparative summary of mortgage-backed securities and other securities available-for-sale at June 30, 2015, and December 31, 2014 (in thousands).

	June 30, 2015
		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
	cost	gains	losses	value
Mortgage-backed securities:
Pass-through certificates:
Government sponsored enterprises (GSE)	$259,523	$6,710	$1,417	$264,816
Real estate mortgage investment conduits (REMICs):
GSE	348,813	1,081	8,378	341,516
Non-GSE	844	—	33	811
	609,180	7,791	9,828	607,143
Other securities:
Equity investments-mutual funds	329	—	—	329
Corporate bonds	32,717	25	2	32,740
	33,046	25	2	33,069
Total securities available-for-sale	$642,226	$7,816	$9,830	$640,212

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

	December 31, 2014
		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
	cost	gains	losses	value
Mortgage-backed securities:
Pass-through certificates:
GSE	$292,162	$8,309	$1,131	$299,340
REMICs:
GSE	408,328	1,314	9,192	400,450
Non-GSE	1,060	—	34	1,026
	701,550	9,623	10,357	700,816
Other securities:
Equity investments-mutual funds	410	—	—	410
Corporate bonds	69,975	40	2	70,013
	70,385	40	2	70,423
Total securities available-for-sale	$771,935	$9,663	$10,359	$771,239

The following is a summary of the expected maturity distribution of debt securities available-for-sale, other than mortgage-backed securities, at June 30, 2015 (in thousands).

Available-for-sale	Amortized cost	Estimated fair value
Due in one year or less	$27,627	$27,639
Due after one year through five years	5,090	5,101
	$32,717	$32,740

Contractual maturities for mortgage-backed securities are not included above, as expected maturities may differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without penalties.

For the three and six months ended June 30, 2015, the Company had gross proceeds of $39.2 million on sales of securities available-for-sale, with gross realized gains of approximately $46,000 and gross realized losses of approximately $3,000. For the three and six months ended June 30, 2014, the Company had gross proceeds of $6.4 million and $7.3 million, respectively, on sales of securities available-for-sale, with gross realized gains of approximately $144,000 and $199,000, respectively, and no gross realized losses for the three and six months ended June 30, 2014.  The Company recognized net losses of $50,000, and net gains of $11,000, on its trading securities portfolio during the three and six months ended June 30, 2015. The Company recognized $175,000 and $244,000, respectively, in net gains on its trading securities portfolio during the three and six months ended June 30, 2014.  The Company did not recognize any other-than-temporary impairment charges during the three and six months ended June 30, 2015, or June 30, 2014.

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

Gross unrealized losses on mortgage-backed securities and corporate bonds available-for-sale, and the estimated fair value of the related securities, aggregated by security category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2015, and December 31, 2014, were as follows (in thousands).

	June 30, 2015
	Less than 12 months		12 months or more		Total
	Unrealized	Estimated	Unrealized	Estimated	Unrealized	Estimated
	losses	fair value	losses	fair value	losses	fair value
Mortgage-backed securities:
Pass-through certificates:
GSE	$84	$15,157	$1,333	$56,575	$1,417	$71,732
REMICs:
GSE	18	16,860	8,360	187,705	8,378	204,565
Non-GSE	—	—	33	811	33	811
Other securities:
Corporate bonds	2	11,605	—	—	2	11,605
Total	$104	$43,622	$9,726	$245,091	$9,830	$288,713

	December 31, 2014
	Less than 12 months		12 months or more		Total
	Unrealized	Estimated	Unrealized	Estimated	Unrealized	Estimated
	losses	fair value	losses	fair value	losses	fair value
Mortgage-backed securities:
Pass-through certificates:
GSE	$1	$181	$1,130	$61,526	$1,131	$61,707
REMICs:
GSE	30	3,179	9,162	229,896	9,192	233,075
Non-GSE	—	—	34	1,026	34	1,026
Other Securities:
Corporate Bonds	2	9,996	—	—	2	9,996
Total	$33	$13,356	$10,326	$292,448	$10,359	$305,804

The Company held 11 pass-through mortgage-backed securities issued or guaranteed by GSEs, 12 REMIC mortgage-backed securities issued or guaranteed by GSEs, and two REMIC mortgage-backed securities not issued or guaranteed by GSEs that were in a continuous unrealized loss position of greater than twelve months at June 30, 2015.  There were three pass-through mortgage-backed securities issued or guaranteed by GSEs, one REMIC mortgage-backed security issued or guaranteed by a GSE, three corporate bonds that were in an unrealized loss position of less than twelve months at June 30, 2015. All securities referred to above were rated investment grade at June 30, 2015.  The declines in value relate to the general interest rate environment and are considered temporary.  The securities cannot be prepaid in a manner that would result in the Company not receiving substantially all of its amortized cost.  The Company neither has an intent to sell, nor is it more likely than not that the Company will be required to sell, the securities before the recovery of their amortized cost basis or, if necessary, maturity.

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

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

Note 3 – Securities Held-to-Maturity
The following is a summary of mortgage-backed securities held-to-maturity at June 30, 2015, and December 31, 2014 (in thousands).

	June 30, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Mortgage-backed securities:
Pass-through certificates:
GSEs	$3,921	$44	$—	$3,965
Total securities held-to-maturity	$3,921	$44	$—	$3,965

	December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Mortgage-backed securities:
Pass-through certificates:
GSEs	$3,609	$82	$—	$3,691
Total securities held-to-maturity	$3,609	$82	$—	$3,691

Contractual maturities for mortgage-backed securities are not included above, as expected maturities on mortgage‑backed securities may differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without penalties. The Company had no held-to-maturity securities at June 30, 2015, or December 31, 2014, that were in an unrealized loss position.

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

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

Note 4 – Loans

Net loans held-for-investment are as follows (in thousands).

	June 30,	December 31,
	2015	2014
Real estate loans:
Multifamily	$1,218,702	$1,072,193
Commercial mortgage	391,235	390,288
One-to-four family residential mortgage	80,557	74,401
Home equity and lines of credit	57,518	54,533
Construction and land	15,903	21,412
Total real estate loans	1,763,915	1,612,827
Commercial and industrial loans	16,693	12,945
Other loans	1,947	2,157
Total commercial and industrial and other loans	18,640	15,102
Deferred loan cost, net	4,808	4,565
Originated loans held-for-investment, net	1,787,363	1,632,494
PCI Loans	37,778	44,816
Loans acquired:
One-to-four family residential mortgage	349,661	234,478
Multifamily	17,431	18,844
Commercial mortgage	11,401	11,999
Construction and land	—	364
Total loans acquired, net	378,493	265,685
Loans held-for-investment, net	2,203,634	1,942,995
Allowance for loan losses	(25,516)	(26,292)
Net loans held-for-investment	$2,178,118	$1,916,703

Loans held-for-sale amounted to $325,000 and $0 at June 30, 2015, and December 31, 2014, respectively.

PCI loans, primarily acquired as part of a Federal Deposit Insurance Corporation-assisted transaction, totaled $37.8 million at June 30, 2015, as compared to $44.8 million at December 31, 2014.   The Company accounts for PCI loans utilizing U.S. GAAP applicable to loans acquired with deteriorated credit quality.  At June 30, 2015, PCI loans consist of approximately 34.0% commercial real estate loans and 49.6% commercial and industrial loans, with the remaining balance in residential and home equity loans.

The following details the accretion of interest income for the periods indicated (in thousands).

	At or for the six months ended June 30,
	2015	2014
Balance at the beginning of period	$27,943	$32,464
Accretion into interest income	(2,237)	(2,518)
Net reclassification from non-accretable difference	—	374
Balance at end of period	$25,706	$30,320

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

The following tables set forth activity in our allowance for loan losses, by loan type, as of and for the three and six months ended June 30, 2015, and June 30, 2014 (in thousands).

	Three Months Ended June 30, 2015
	Real Estate
	Commercial	One-to-Four Family	Construction and Land	Multifamily	Home Equity and Lines of Credit	Commercial and Industrial	Other	Unallocated	Originated Loans Total	Purchased Credit-Impaired	Acquired Loans	Total
Allowance for loan losses:
Beginning balance	$8,483	$870	$218	$12,698	$842	$995	$103	$1,228	$25,437	$400	$61	$25,898
Charge-offs	(186)	(126)	—	(113)	—	(32)	—	—	(457)	—	—	(457)
Recoveries	—	—	—	—	—	—	3	—	3	—	—	3
Provisions/(credit)	(956)	363	(33)	623	99	48	23	(93)	74	—	(2)	72
Ending balance	$7,341	$1,107	$185	$13,208	$941	$1,011	$129	$1,135	$25,057	$400	$59	$25,516

	Three Months Ended June 30, 2014
	Real Estate
	Commercial	One-to-Four Family	Construction and Land	Multifamily	Home Equity and Lines of Credit	Commercial and Industrial	Other	Unallocated	Originated Loans Total	Purchased Credit-Impaired	Acquired Loans	Total
Allowance for loan losses:
Beginning balance	$12,359	$818	$227	$9,814	$958	$473	$68	$1,217	$25,934	$588	$43	$26,565
Charge-offs	—	(7)	—	—	(160)	—	—	—	(167)	—	—	(167)
Recoveries	—	—	—	—	—	—	15	—	15	—	—	15
Provisions/(credit)	(477)	201	(71)	66	195	58	(18)	91	45	(188)	(3)	(146)
Ending balance	$11,882	$1,012	$156	$9,880	$993	$531	$65	$1,308	$25,827	$400	$40	$26,267

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

	Six Months Ended June 30, 2015
	Real Estate
	Commercial	One-to-Four Family	Construction and Land	Multifamily	Home Equity and Lines of Credit	Commercial and Industrial	Other	Unallocated	Originated Loans Total	Purchased Credit-Impaired	Acquired Loans	Total
Allowance for loan losses:
Beginning balance	$9,309	$951	$266	$12,219	$901	$841	$134	$1,209	$25,830	$400	$62	$26,292
Charge-offs	(829)	(127)	—	(113)	—	(32)	—	—	(1,101)	—	—	(1,101)
Recoveries	1	—	—	—	42	6	4	—	53	—	—	53
Provisions/(credit)	(1,140)	283	(81)	1,102	(2)	196	(9)	(74)	275	—	(3)	272
Ending balance	$7,341	$1,107	$185	$13,208	$941	$1,011	$129	$1,135	$25,057	$400	$59	$25,516

	Six Months Ended June 30, 2014
	Real Estate
	Commercial	One-to-Four Family	Construction and Land	Multifamily	Home Equity and Lines of Credit	Commercial and Industrial	Other	Unallocated	Originated Loans Total	Purchased Credit-Impaired	Acquired Loans	Total
Allowance for loan losses:
Beginning balance	$12,619	$875	$205	$9,374	$860	$425	$67	$1,024	$25,449	$588	$—	$26,037
Charge-offs	—	(22)	(1)	—	(294)	—	—	—	(317)	—	—	(317)
Recoveries	—	—	246	—	—	—	30	—	276	—	—	276
Provisions/(credit)	(737)	159	(294)	506	427	106	(32)	284	419	(188)	40	271
Ending balance	$11,882	$1,012	$156	$9,880	$993	$531	$65	$1,308	$25,827	$400	$40	$26,267

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

The following tables detail the amount of loans receivable held-for-investment, net of deferred loan fees and costs, that are evaluated individually, and collectively, for impairment, and the related portion of the allowance for loan losses that is allocated to each loan portfolio segment, at June 30, 2015, and December 31, 2014 (in thousands).

	June 30, 2015
	Real Estate
	Commercial	One-to-Four Family	Construction and Land	Multifamily	Home Equity and Lines of Credit	Commercial and Industrial	Other	Unallocated	Originated Loans Total	Purchased Credit-Impaired	Acquired Loans	Total
Allowance for loan losses:
Ending balance: individually evaluated for impairment	$1,238	$102	$—	$186	$30	$—	$—	$—	$1,556	$—	$59	$1,615
Ending balance: collectively evaluated for impairment	6,103	1,005	185	13,022	911	1,011	129	1,135	23,501	400	—	23,901
Loans, net:
Ending balance	391,882	81,177	15,925	1,221,093	58,596	16,743	1,947	—	1,787,363	37,778	378,493	2,203,634
Ending balance: individually evaluated for impairment	26,146	1,615	—	1,940	363	124	—	—	30,188	—	2,710	32,898
Ending balance: collectively evaluated for impairment	365,736	79,562	15,925	1,219,153	58,233	16,619	1,947	—	1,757,175	37,778	375,783	2,170,736

	December 31, 2014
	Real Estate
	Commercial	One-to-Four Family	Construction and Land	Multifamily	Home Equity and Lines of Credit	Commercial and Industrial	Other	Unallocated	Originated Loans Total	Purchased Credit-Impaired	Acquired Loans	Total
Allowance for loan losses:
Ending balance: individually evaluated for impairment	$2,361	$57	$—	$215	$13	$109	$—	$—	$2,755	$—	$62	$2,817
Ending balance: collectively evaluated for impairment	6,948	894	266	12,004	888	732	134	1,209	23,075	400	—	23,475
Loans, net:
Ending balance	390,885	74,990	21,445	1,074,539	55,486	12,992	2,157	—	1,632,494	44,816	265,685	1,942,995
Ending balance: individually evaluated for impairment	29,224	1,072	—	1,990	327	806	—	—	33,419	—	855	34,274
Ending balance: collectively evaluated for impairment	361,661	73,918	21,445	1,072,549	55,159	12,186	2,157	—	1,599,075	44,816	264,830	1,908,721

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

The Company monitors the credit quality of its loan portfolio on a regular basis.  Credit quality is monitored by reviewing certain credit quality indicators.  Management has determined that loan-to-value (LTV) ratios at period end and internally assigned credit risk ratings by loan type are the key credit quality indicators that best measure the credit quality of the Company’s loan receivables. LTV ratios used by management in monitoring credit quality are based on current period end loan balances and original appraised values at time of origination (unless a current appraisal has been obtained as a result of the loan being deemed impaired).  In calculating the provision for loan losses, based on past loan loss experience, management has determined that commercial real estate loans and multifamily loans having LTV ratios, as described above, of less than 35%, and one-to-four family loans having LTV ratios, as described above, of less than 60%, require less of a loss factor than those with higher loan to value ratios.

The Company maintains a credit risk rating system as part of the risk assessment of its loan portfolio.  The Company’s lending officers are required to assign a credit risk rating to each loan in their portfolio at origination.  This risk rating is reviewed periodically and adjusted if necessary.  Monthly, management presents monitored assets to the loan committee.  In addition, the Company engages a third-party independent loan reviewer that performs semi-annual reviews of a sample of loans, validating the credit risk ratings assigned to such loans.  The credit risk ratings play an important role in the establishment of the loan loss provision and the allowance for loan losses for originated loans held-for-investment.  After determining the general reserve loss factor for each originated portfolio segment held-for-investment, the originated portfolio segment held-for-investment balance collectively evaluated for impairment is multiplied by the general reserve loss factor for the respective portfolio segment in order to determine the general reserve.

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

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

The following tables detail the recorded investment of originated loans held-for-investment, net of deferred fees and costs, by loan type and credit quality indicator at June 30, 2015, and December 31, 2014 (in thousands).

	June 30, 2015
	Real Estate
	Multifamily		Commercial		One-to-Four Family		Construction and Land	Home Equity and Lines of Credit	Commercial and Industrial	Other	Total
	< 35% LTV	=> 35% LTV	< 35% LTV	=> 35% LTV	< 60% LTV	=> 60% LTV
Internal Risk Rating
Pass	$73,412	$1,140,810	$51,925	$294,063	$32,330	$44,548	$15,925	$58,072	$15,916	$1,947	$1,728,948
Special Mention	270	3,862	1,068	7,160	542	—	—	78	374	—	13,354
Substandard	789	1,950	1,260	36,406	2,377	1,380	—	446	453	—	45,061
Originated loans held-for-investment, net	$74,471	$1,146,622	$54,253	$337,629	$35,249	$45,928	$15,925	$58,596	$16,743	$1,947	$1,787,363

	December 31, 2014
	Real Estate
	Multifamily		Commercial		One-to-Four Family		Construction and Land	Home Equity and Lines of Credit	Commercial and Industrial	Other	Total
	< 35% LTV	=> 35% LTV	< 35% LTV	=> 35% LTV	< 60% LTV	=> 60% LTV
Internal Risk Rating
Pass	$64,692	$999,708	$47,534	$289,794	$29,629	$40,527	$21,445	$54,935	$11,421	$2,157	$1,561,842
Special Mention	283	4,342	2,436	9,792	1,143	—	—	360	652	—	19,008
Substandard	801	4,713	—	41,329	2,303	1,388	—	191	919	—	51,644
Originated loans held-for-investment, net	$65,776	$1,008,763	$49,970	$340,915	$33,075	$41,915	$21,445	$55,486	$12,992	$2,157	$1,632,494

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

Included in originated and acquired loans receivable (including held-for-sale) are loans for which the accrual of interest income has been discontinued due to deterioration in the financial condition of the borrowers.  The recorded investment of these non-accrual loans was $13.8 million and $13.9 million at June 30, 2015, and December 31, 2014, respectively. Generally, loans are placed on non-accruing status when they become 90 days or more delinquent, or sooner if considered appropriate by management, and remain on non-accrual status until they are brought current, have six consecutive months of performance under the loan terms, and factors indicating reasonable doubt about the timely collection of payments no longer exist.  Therefore, loans may be current in accordance with their loan terms, or may be less than 90 days delinquent and still be on a non-accruing status.

These non-accrual amounts included loans deemed to be impaired of $10.3 million and $10.1 million at June 30, 2015, and December 31, 2014, respectively.  Loans on non-accrual status with principal balances less than $500,000, and therefore not meeting the Company’s definition of an impaired loan, amounted to $3.9 million and $3.8 million at June 30, 2015, and December 31, 2014, respectively.  Non-accrual amounts included in loans held-for-sale were $325,000 at June 30, 2015. There were no loans held-for-sale at December 31, 2014. Loans past due 90 days or more and still accruing interest were $967,000 and $708,000 at June 30, 2015, and December 31, 2014, respectively, and consisted of loans that are considered well secured and in the process of collection.

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

The following tables set forth the detail, and delinquency status, of non-performing loans (non-accrual loans and loans past due 90 days or more and still accruing), net of deferred fees and costs, at June 30, 2015, and December 31, 2014, excluding loans held-for-sale and PCI loans which have been segregated into pools.

	June 30, 2015
	Total Non-Performing Loans
	Non-Accruing Loans
	0-29 Days Past Due	30-89 Days Past Due	90 Days or More Past Due	Total	90 Days or More Past Due and Accruing	Total Non-Performing Loans
Loans held-for-investment:
Real estate loans:
Commercial
LTV => 35%
Substandard	6,498	383	3,798	10,679	—	10,679
Total commercial	6,498	383	3,798	10,679	—	10,679
One-to-four family residential
LTV < 60%
Substandard	—	175	683	858	259	1,117
Total	—	175	683	858	259	1,117
LTV => 60%
Substandard	518	138	367	1,023	—	1,023
Total	518	138	367	1,023	—	1,023
Total one-to-four family residential	518	313	1,050	1,881	259	2,140
Multifamily
LTV => 35%
Pass	—	—	—	—	560	560
Total multifamily	—	—	—	—	560	560
Home equity and lines of credit
Substandard	—	—	97	97	—	97
Total home equity and lines of credit	—	—	97	97	—	97
Commercial and industrial loans
Pass	—	—	—	—	15	15
Total commercial and industrial loans	—	—	—	—	15	15
Total non-performing loans held-for-investment	7,016	696	4,945	12,657	834	13,491
Loans acquired:
One-to-four family residential
LTV < 60%
Substandard	—	—	790	790	133	923
Total one-to-four family residential	—	—	790	790	133	923
Total non-performing loans acquired	—	—	790	790	133	923
Total non-performing loans	$7,016	$696	$5,735	$13,447	$967	$14,414

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

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

The following tables set forth the detail and delinquency status of originated and acquired loans held-for-investment, net of deferred fees and costs, by performing and non-performing loans at June 30, 2015, and December 31, 2014 (in thousands).

	June 30, 2015
	Performing (Accruing) Loans
	0-29 Days Past Due	30-89 Days Past Due	Total	Non-Performing Loans	Total Loans Receivable, net
Loans held-for-investment:
Real estate loans:
Commercial
LTV < 35%
Pass	$51,925	$—	$51,925	$—	$51,925
Special Mention	1,068	—	1,068	—	1,068
Substandard	—	1,260	1,260	—	1,260
Total	52,993	1,260	54,253	—	54,253
LTV => 35%
Pass	292,298	1,765	294,063	—	294,063
Special Mention	7,160	—	7,160	—	7,160
Substandard	18,378	7,349	25,727	10,679	36,406
Total	317,836	9,114	326,950	10,679	337,629
Total commercial	370,829	10,374	381,203	10,679	391,882
One-to-four family residential
LTV < 60%
Pass	31,803	527	32,330	—	32,330
Special Mention	168	374	542	—	542
Substandard	752	508	1,260	1,117	2,377
Total	32,723	1,409	34,132	1,117	35,249
LTV => 60%
Pass	44,286	262	44,548	—	44,548
Substandard	—	357	357	1,023	1,380
Total	44,286	619	44,905	1,023	45,928
Total one-to-four family residential	77,009	2,028	79,037	2,140	81,177
Construction and land
Pass	15,925		15,925		15,925
Total construction and land	15,925	—	15,925	—	15,925
Multifamily
LTV < 35%
Pass	73,267	145	73,412	—	73,412
Special Mention	270	—	270	—	270
Substandard	789	—	789	—	789
Total	74,326	145	74,471	—	74,471
LTV => 35%
Pass	1,140,017	233	1,140,250	560	1,140,810
Special Mention	2,703	1,159	3,862	—	3,862
Substandard	1,950	—	1,950	—	1,950
Total	1,144,670	1,392	1,146,062	560	1,146,622
Total multifamily	1,218,996	1,537	1,220,533	560	1,221,093
Home equity and lines of credit
Pass	57,707	365	58,072	—	58,072
Special Mention	78	—	78	—	78
Substandard	223	126	349	97	446
Total home equity and lines of credit	58,008	491	58,499	97	58,596
Commercial and industrial loans
Pass	15,851	50	15,901	15	15,916
Special Mention	374	—	374	—	374
Substandard	453	—	453	—	453
Total commercial and industrial loans	16,678	50	16,728	15	16,743

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

	June 30, 2015
	Performing (Accruing) Loans
	0-29 Days Past Due	30-89 Days Past Due	Total	Non-Performing Loans	Total Loans Receivable, net
Other loans
Pass	1,891	56	1,947		1,947
Total other loans	1,891	56	1,947	—	1,947
Total originated loans held-for-investment	$1,759,336	$14,536	$1,773,872	$13,491	$1,787,363
Acquired loans:
One-to-four family residential
LTV < 60%
Pass	341,739	52	341,791	—	341,791
Special Mention	575	—	575	—	575
Substandard	731	64	795	923	1,718
Total	343,045	116	343,161	923	344,084
LTV => 60%
Pass	5,287	—	5,287	—	5,287
Substandard	290	—	290	—	290
Total	5,577	—	5,577	—	5,577
Total one-to-four family residential	348,622	116	348,738	923	349,661
Commercial
LTV < 35%
Pass	2,185	—	2,185	—	2,185
Special Mention	—	518	518	—	518
Substandard	—	224	224	—	224
Total	2,185	742	2,927	—	2,927
LTV => 35%
Pass	5,724	—	5,724	—	5,724
Special Mention	899	—	899	—	899
Substandard	1,851	—	1,851	—	1,851
Total	8,474	—	8,474	—	8,474
Total commercial	10,659	742	11,401	—	11,401
Multifamily
LTV < 35%
Pass	4,778	—	4,778	—	4,778
Special Mention	151	—	151	—	151
Total	4,929	—	4,929	—	4,929
LTV => 35%
Pass	12,168	—	12,168	—	12,168
Special Mention	334	—	334	—	334
Total	12,502	—	12,502	—	12,502
Total multifamily	17,431	—	17,431	—	17,431
Total loans acquired	376,712	858	377,570	923	378,493
	$2,136,048	$15,394	$2,151,442	$14,414	$2,165,856

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
Loans Acquired
Real estate loans:
One-to-four family residential
LTV < 60%
Pass	225,741	526	226,267	422	226,689
Special Mention	597	—	597	—	597
Substandard	424	—	424	313	737
Total	226,762	526	227,288	735	228,023
LTV => 60%
Pass	5,787	375	6,162	—	6,162
Substandard	294	—	294	—	294
Total	6,081	375	6,456	—	6,456
Total one-to-four family residential	232,843	901	233,744	735	234,479
Commercial
LTV < 35%
Pass	2,477	—	2,477	—	2,477
Special Mention	187	521	708	—	708
Total	2,664	521	3,185	—	3,185
LTV => 35%
Pass	5,817	—	5,817	—	5,817
Special Mention	2,997	—	2,997	—	2,997
Total	8,814	—	8,814	—	8,814
Total commercial	11,478	521	11,999	—	11,999
Construction and land
Substandard	363	—	363	—	363
Total construction and land	363	—	363	—	363
Multifamily
LTV < 35%
Pass	4,857	—	4,857	—	4,857
Special Mention	164	—	164	—	164
Total	5,021	—	5,021	—	5,021
LTV => 35%
Pass	13,457	—	13,457	—	13,457
Special Mention	366	—	366	—	366
Total	13,823	—	13,823	—	13,823
Total multifamily	18,844	—	18,844	—	18,844
Total loans acquired	263,528	1,422	264,950	735	265,685
	$1,871,344	$12,252	$1,883,596	$14,583	$1,898,179

The following table summarizes originated and acquired impaired loans as of June 30, 2015, and December 31, 2014 (in thousands).

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

	June 30, 2015			December 31, 2014
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With No Allowance Recorded:
Real estate loans:
Commercial
LTV < 35%
Substandard	$—	$139	$—	$—	$—	$—
LTV => 35%
Pass	2,443	2,580	—	3,311	3,448	—
Special Mention	—	—	—	—	—	—
Substandard	12,920	14,026	—	12,880	14,339	—
One-to-four family residential
LTV < 60%
Pass	365	365	—	66	66	—
Special Mention	—	—	—	138	138	—
Substandard	47	47	—	262	262	—
LTV => 60%
Substandard	155	168	—	—	—	—
Multifamily
LTV => 35%
Pass	80	551	—	86	557
Substandard	461	461	—	477	477	—
Home equity and lines of credit
Special Mention	47	47	—	49	49	—
Commercial and industrial loans
Special Mention	30	30	—	267	268	—
Substandard	94	94	—	99	99	—
With a Related Allowance Recorded:
Real estate loans:
Commercial
LTV => 35%
Pass	1,678	1,678	(20)	—	—	—
Substandard	10,957	11,769	(1,218)	13,033	14,365	(2,361)
One-to-four family residential
LTV < 60%
Pass	376	376	(7)	—	—	—
Special Mention	—	—	—	319	319	(4)
Substandard	877	877	(99)	848	848	(95)
LTV => 60%
Substandard	653	692	(55)	294	294	(20)
Multifamily
LTV => 35%
Substandard	1,399	1,399	(186)	1,427	1,427	(215)
Home equity and lines of credit
Pass	273	273	(11)	—	—	—
Special Mention	—	—	—	278	278	(13)
Substandard	43	43	(19)	—	—	—
Commercial and industrial loans
Special Mention	—	—	—	32	32	(1)
Substandard	—	—	—	408	530	(108)
Total:
Real estate loans
Commercial	27,998	30,192	(1,238)	29,224	32,152	(2,361)
One-to-four family residential	2,473	2,525	(161)	1,927	1,927	(119)
Construction and land
Multifamily	1,940	2,411	(186)	1,990	2,461	(215)
Home equity and lines of credit	363	363	(30)	327	327	(13)
Commercial and industrial loans	124	124	—	806	929	(109)
	$32,898	$35,615	$(1,615)	$34,274	$37,796	$(2,817)

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

Included in the above table at June 30, 2015, are loans with carrying balances of $12.2 million that were not written down by either charge-offs or specific reserves in our allowance for loan losses.  Included in the above table at December 31, 2014, are loans with carrying balances of $13.1 million that were not written down by either charge-offs or specific reserves in our allowance for loan losses.  Loans not written down by charge-offs or specific reserves at June 30, 2015, and December 31, 2014, are considered to have sufficient collateral values, less costs to sell, to support the carrying balances of the loans.

The following table summarizes the average recorded investment in originated and acquired impaired loans and interest recognized on impaired loans as of, and for, the three and six months ended June 30, 2015, and June 30, 2014 (in thousands).

	Three Months Ended				Six Months Ended
	June 30, 2015		June 30, 2014		June 30, 2015		June 30, 2014
	Average Recorded Investment	Interest Income	Average Recorded Investment	Interest Income	Average Recorded Investment	Interest Income	Average Recorded Investment	Interest Income
With No Allowance Recorded:
Real estate loans:
Commercial
LTV < 35%
Pass	$—	$—	$—	$—	$—	$—	$1,135	$—
LTV => 35%
Pass	2,452	24	3,370	38	2,738	48	8,809	75
Special Mention	273	156	—	—	182	—	—	—
Substandard	11,766	—	12,285	111	12,137	264	8,190	238
Construction and land
Substandard	—	—	—	—	—	—	36	—
One-to-four family residential
LTV < 60%
Pass	193	5	—	—	150	9	—	1
Special Mention	69	—	141	2	92	—	263	3
Substandard	153	1	267	3	189	1	267	7
LTV => 60%
Substandard	78	—	—	—	52	—	—	—
Multifamily
LTV => 35%
Pass	82	4	46	4	83	9	31	9
Substandard	466	6	1,010	6	470	10	871	12
Home equity and lines of credit
Special Mention	48	1	—	—	48	1	—	—
Substandard	—	—	500	—	—	—	333	—
Commercial and industrial loans
Special Mention	15	—	121	—	99	1	151	1
Substandard	95	—	703	8	96	—	753	18
With a Related Allowance Recorded:
Real estate loans:
Commercial
LTV => 35%
Pass	839	23	—	—	559	45	—	—
Special Mention	—	—	306	—	—	—	967	—
Substandard	11,693	197	14,991	133	12,139	214	12,264	211
One-to-four family residential
LTV < 60%
Pass	221	3	—	—	147	5	—	—
Special Mention	158	—	327	2	212	—	218	4
Substandard	881	3	—	1	870	7	—	2
LTV => 60%
Substandard	472	48	—	2	413	50	113	3
Multifamily
LTV => 35%
Substandard	1,406	13	1,461	14	1,413	26	1,467	27

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

	Three Months Ended				Six Months Ended
	June 30, 2015		June 30, 2014		June 30, 2015		June 30, 2014
	Average Recorded Investment	Interest Income	Average Recorded Investment	Interest Income	Average Recorded Investment	Interest Income	Average Recorded Investment	Interest Income
Home equity and lines of credit
Pass	137	2	—	—	91	4	—	—
Special Mention	138	—	337	2	185	—	338	4
Substandard	22	1	—	—	14	1	333	—
Commercial and industrial loans
Special Mention	—	—	—	—	21	—	—	—
Substandard	16	—	408	—	136	—	419	2
Total:
Real estate loans
Commercial	27,023	400	30,952	282	27,755	571	31,365	524
One-to-four family residential	2,225	60	735	10	2,125	72	861	20
Construction and land	—	—	—	—	—	—	36	—
Multifamily	1,954	23	2,517	24	1,966	45	2,369	48
Home equity and lines of credit	345	4	837	2	338	6	1,004	4
Commercial and industrial loans	126	—	1,232	8	352	1	1,323	21
	$31,673	$487	$36,273	$326	$32,536	$695	$36,958	$617

The following tables summarize loans that were modified as troubled debt restructurings ("TDRs") during the three and six months ended June 30, 2015. There were no loans modified as TDRs during the three and six months ended June 30, 2014.

	Three Months Ended			Six Months Ended
	June 30, 2015
	Number of Relationships	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investement	Number of Relationships	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investement
		(in thousands)			(in thousands)
TDRs
Commercial real estate loans
Substandard	2	$2,203	$2,203	3	$8,457	$8,457
One-to-four family residential
Pass	—	—	—	1	20	20
Substandard	2	518	518	3	561	561
Home Equity	1	43	43	1	43	43
Total TDRs	5	$2,764	$2,764	8	$9,081	$9,081

For the three months ended June 30, 2015, all five loans in the table above were restructured to receive reduced interest rates.

For the six months ended June 30, 2015, one of the commercial real estate relationships in the table above, with a pre-modification outstanding recorded investment of $6.3 million, represents five loans to one borrower that were restructured into one loan during the six months ended June 30, 2015. These loans were restructured to provide partial forgiveness of debt, after the borrower made a $500,000 principal payment. The remaining relationships in the table above were restructured to receive reduced interest rates.

At June 30, 2015, and December 31, 2014, there were TDRs of $31.8 million and $33.8 million, respectively.

Management classifies all TDRs as impaired loans.  Impaired loans are individually assessed to determine that the loan’s carrying value is not in excess of the estimated fair value of the collateral less costs to sell, if the loan is collateral dependent, or the present value of the expected future cash flows, if the loan is not collateral dependent. Management performs

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

a detailed evaluation of each impaired loan and generally obtains updated appraisals as part of the evaluation.  In addition, management adjusts estimated fair values down to appropriately consider recent market conditions, our willingness to accept a lower sales price to effect a quick sale, and costs to dispose of any supporting collateral.  Determining the estimated fair value of underlying collateral (and related costs to sell) can be difficult in illiquid real estate markets and is subject to significant assumptions and estimates.  Management employs an independent third-party expert in appraisal preparation and review to ascertain the reasonableness of updated appraisals.  Projecting the expected cash flows under TDRs which are not collateral dependent is inherently subjective and requires, among other things, an evaluation of the borrower’s current and projected financial condition. Actual results may be significantly different than our projections and our established allowance for loan losses on these loans, which could have a material effect on our financial results.

At June 30, 2015, no TDR loan that was restructured during the twelve months ended June 30, 2015, had subsequently defaulted.

Note 5 – Deposits

Deposits account balances are summarized as follows (in thousands).

	June 30,	December 31,
	2015	2014
Non-interest-bearing demand	$262,115	$269,466
Interest-bearing negotiable orders of withdrawal (NOW)	159,937	124,961
Savings and money market	982,793	873,094
Certificates of deposit	575,254	353,144
Total deposits	$1,980,099	$1,620,665

Interest expense on deposit accounts is summarized for the periods indicated (in thousands).

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Negotiable orders of withdrawal, savings, and money market	$1,102	$508	$2,056	$987
Certificates of deposit	1,356	746	2,476	1,505
Total interest expense on deposit accounts	$2,458	$1,254	$4,532	$2,492

Note 6 – Equity Incentive Plan

In May 2015, the Company granted to directors and employees a total of 419,000 restricted shares, and 1,090,000 stock options to purchase Company stock. These shares and options were issued out of the 2014 Equity Incentive Plan ("the Plan"), which allows the Company to grant common stock or options to purchase common stock at specific prices to directors and employees of the Company. All stock options and restricted stock granted to date vest in equal installments over a five-year period beginning one year from the date of grant. The vesting of options and restricted stock awards may accelerate in accordance with terms of the Plan. Stock options were granted at an exercise price equal to the fair value of the Company’s common stock on the grant date based on quoted market prices and all have an expiration period of ten years. The fair value of stock options granted on May 27, 2015, was estimated utilizing the Black-Scholes option pricing model using the following assumptions: an expected life of 6.5 years, risk-free rate of return of 1.67%, volatility of 32.06% and a dividend yield of 1.90%.

The following table is a summary of the Company’s stock options outstanding as of June 30, 2015, and changes therein during the six months then ended.

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

	Number of Stock Options	Weighted Average Grant Date Fair Value	Weighted Average Exercise Price	Weighted Average Contractual Life (years)
Outstanding - December 31, 2014	5,138,072	$3.08	$10.04	7.44
Granted	1,090,000	4.07	14.76	9.92
Forfeited	(60,000)	3.91	13.13	—
Exercised	(84,624)	2.30	7.09	—
Outstanding - June 30, 2015	6,083,448	3.29	10.89	6.89
Exercisable - June 30, 2015	3,026,770	2.57	8.06	4.46

Expected future stock option expense related to the non-vested options outstanding as of June 30, 2015, is $12.0 million over an average period of 4.30 years.
The following is a summary of the status of the Company’s restricted share awards as of June 30, 2015, and changes therein during the six months then ended.

	Number of Shares Awarded	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2014	1,003,074	$13.11
Granted	419,000	14.76
Vested	(193,232)	13.11
Forfeited	(28,200)	13.13
Non-vested at June 30, 2015	1,200,642	13.69

Expected future stock award expense related to the non-vested restricted share awards as of June 30, 2015, is $16.3 million over an average period of 4.30 years.

During the six months ended June 30, 2015 and 2014, the Company recorded $2.6 million and $510,000, respectively, of stock-based compensation related to the above plans.

Note 7 – Fair Value Measurements
The following tables present the assets reported on the consolidated balance sheet at their estimated fair value as of June 30, 2015, and December 31, 2014, by level within the fair value hierarchy as required by the Fair Value Measurements and Disclosures Topic of the FASB ASC.  Financial assets and liabilities are classified in their entirety based on the level of input that is significant to the fair value measurement.  The fair value hierarchy is as follows:

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

	Fair Value Measurements at June 30, 2015 Using:
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Measured on a recurring basis:
Assets:
Investment securities:
Available-for-sale:
Mortgage-backed securities:
GSE	$606,332	$—	$606,332	$—
Non-GSE	811	—	811	—
Other securities:
Corporate bonds	32,740	—	32,740	—
Equities	329	329	—	—
Total available-for-sale	640,212	329	639,883	—
Trading securities	6,799	6,799	—	—
Total	$647,011	$7,128	$639,883	$—
Measured on a non-recurring basis:
Assets:
Impaired loans:
Real estate loans:
Commercial real estate	$15,704	$—	$—	$15,704
One-to-four family residential mortgage	1,745	—	—	1,745
Multifamily	1,294	—	—	1,294
Home equity and lines of credit	287	—	—	287
Total impaired real estate loans	19,030	—	—	19,030
Other real estate owned	423	—	—	423
Total	$19,453	$—	$—	$19,453

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

	Fair Value Measurements at December 31, 2014 Using:
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
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

The following table presents qualitative information for Level 3 assets measured at fair value on a non-recurring basis at June 30, 2015 and December 31, 2014 (dollars in thousands).

	Fair Value		Valuation Methodology	Unobservable Inputs	Range of Inputs
	June 30, 2015	December 31, 2014			June 30, 2015	December 31, 2014
Impaired loans	$19,030	$20,341	Appraisals	Discount for costs to sell	7.0%	7.0%
				Discount for quick sale	10.0% - 40.0%	10.0% - 40.0%
			Discounted cash flows	Interest rates	4.6% to 7.5%	4.6% to 7.5%
Other real estate owned	$423	$752	Appraisals	Discount for costs to sell	7.0%	7.0%

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

Available for Sale Securities: The estimated fair values for mortgage-backed and corporate securities are obtained from an independent nationally recognized third-party pricing service.  The estimated fair values are derived primarily from cash flow models, which include assumptions for interest rates, credit losses, and prepayment speeds.  Broker/dealer quotes are utilized as well, when such quotes are available and deemed representative of the market.  The significant inputs utilized in the cash flow models are based on market data obtained from sources independent of the Company (Observable Inputs), and are therefore classified as Level 2 within the fair value hierarchy.  The estimated fair values of equity securities, classified as Level 1, are derived from quoted market prices in active markets.  Equity securities consist of publicly traded mutual funds.  There were no transfers of securities between Level 1 and Level 2 during the six months ended June 30, 2015.
Trading Securities: Fair values are derived from quoted market prices in active markets.  The assets consist of publicly traded mutual funds.

Impaired Loans: At June 30, 2015, and December 31, 2014, the Company had impaired originated loans held-for-investment with outstanding principal balances of $23.2 million and $23.7 million, respectively, that were recorded at their estimated fair value of $19.0 million and $20.3 million, respectively.  The Company recorded net impairment recoveries of $558,000 and $28,000 for the six months ended June 30, 2015, and June 30, 2014, respectively, utilizing Level 3 inputs.  For purposes of estimating fair value of impaired loans, management utilizes independent appraisals, if the loan is collateral dependent, adjusted downward by management, as necessary, for changes in relevant valuation factors subsequent to the appraisal date, or the present value of expected future cash flows for non-collateral dependent loans and TDRs.

Other Real Estate Owned (OREO):  At June 30, 2015, and December 31, 2014, the Company had assets acquired through foreclosure, or deed in lieu of foreclosure, of $423,000 and $752,000, respectively.  These assets are recorded at estimated fair value, less estimated selling costs when acquired, establishing a new cost basis.  Estimated fair value is generally based on independent appraisals.  These appraisals include adjustments to comparable assets based on the appraisers’ market knowledge and experience, and are considered Level 3 inputs.  When an asset is acquired, the excess of the loan balance over fair value, less estimated selling costs, is charged to the allowance for loan losses.  If the estimated fair value of the asset declines, a write-down is recorded through non-interest expense.  The valuation of foreclosed assets is subjective in nature and may be adjusted in the future because of changes in economic conditions.

There was a $71,000 subsequent valuation adjustment to one OREO property for the six months ended June 30, 2015.  Operating costs after acquisition are expensed.

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
Fair values are estimated for portfolios of loans with similar financial characteristics.  Loans are segregated by type such as originated and purchased, and further segregated by residential mortgage, construction, land, multifamily, commercial and consumer.  Each loan category is further segmented into amortizing and non-amortizing and fixed and adjustable rate interest terms and by performing and nonperforming categories.  The fair value of loans is estimated by discounting the future cash flows using current prepayment assumptions and current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.  This method of estimating fair value does not fully incorporate the exit price approach to fair value, but instead uses a comparison to current market rates for comparable loans.

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

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

The estimated fair value of the Company’s significant financial instruments at June 30, 2015, and December 31, 2014, is presented in the following tables (in thousands).

	June 30, 2015
		Estimated Fair Value
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$75,785	$75,785	$—	$—	$75,785
Trading securities	6,799	6,799	—	—	6,799
Securities available-for-sale	640,212	329	639,883	—	640,212
Securities held-to-maturity	3,921	—	3,965	—	3,965
Federal Home Loan Bank of New York stock, at cost	25,353	—	25,353	—	25,353
Loans held-for-sale	325	—	—	325	—
Net loans held-for-investment	2,178,118	—	—	2,203,946	2,203,946
Financial liabilities:
Deposits	$1,980,099	$—	$1,984,059	$—	$1,984,059
Repurchase agreements, Federal Home Loan Bank advances and and other borrowings	579,078	—	581,642	—	581,642
Advance payments by borrowers	9,696	—	9,696	—	9,696

	December 31, 2014
		Estimated Fair Value
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$76,709	$76,709	$—	$—	$76,709
Trading securities	6,422	6,422	—	—	6,422
Securities available-for-sale	771,239	410	770,829	—	771,239
Securities held-to-maturity	3,609	—	3,691	—	3,691
Federal Home Loan Bank of New York stock, at cost	29,219	—	29,219	—	29,219
Net loans held-for-investment	1,916,703	—	—	1,949,511	1,949,511
Financial liabilities:
Deposits	$1,620,665	$—	$1,622,536	$—	$1,622,536
Repurchase agreements, Federal Home Loan Bank advances and and other borrowings	778,658	—	781,196	—	781,196
Advance payments by borrowers	7,792	—	7,792	—	7,792

Limitations
Fair value estimates are made at a specific point in time based on relevant market information and information about the financial instrument.  These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company’s entire holdings of a particular financial instrument.  Because no market exists for a significant portion of the Company’s financial instruments, fair value estimates are based on judgments regarding future expected losses, current economic conditions, risk characteristics of various financial instruments, and other factors.  These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates.
Fair value estimates are based on existing on- and off-balance sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments.  In addition, the tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in the estimates.

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

Note 8 – Earnings Per Share

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net income available to common stockholders	$4,295	$5,440	$9,297	$10,659

Weighted average shares outstanding-basic	42,461,128	49,956,790	43,102,453	51,759,595
Effect of non-vested restricted stock and stock options outstanding	1,175,220	954,435	1,163,962	1,000,195
Weighted average shares outstanding-diluted	43,636,348	50,911,225	44,266,415	52,759,790

Earnings per share-basic	$0.10	$0.11	$0.22	$0.21
Earnings per share-diluted	$0.10	$0.11	$0.21	$0.20
Anti-dilutive shares	3,933,600	802,908	3,195,100	418,554

Note 9 – Recent Accounting Pronouncements

 In January 2014, the FASB issued ASU No. 2014-04, “Receivables - Troubled Debt Restructurings by Creditors (subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure.” This ASU clarifies that if an in-substance repossession occurs, a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure, or the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal arrangement. This ASU requires interim and annual disclosure of both the amount of foreclosed residential real estate property held by the creditor and the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. ASU No. 2014-04 is effective for annual and interim periods beginning after December 15, 2014. The adoption of this pronouncement did not have a material effect on the Company’s consolidated financial statements.

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

Net income was $9.3 million for the six months ended June 30, 2015, as compared to $10.7 million for the six months ended June 30, 2014. Diluted earnings per common share were $0.21 for the six months ended June 30, 2015, compared to diluted earnings per common share of $0.20 for the six months ended June 30, 2014. Earnings for the six months ended June 30, 2015, included a charge of $795,000, or, $0.02 per share, related to the write-down of deferred tax assets as a result of New York City tax reforms enacted in April 2015. By comparison, earnings for the six months ended June 30, 2014, included a charge of $570,000, or $0.01 per share, related to the write-down of deferred assets as a result of New York State tax laws enacted in the first quarter of 2014, as well as a reduction of compensation and benefits of $937,000 ($560,000, after tax), or $0.01 per share, related to the settlement of the former Flatbush Federal Savings & Loan Association pension plan. For the six months ended June 30, 2015, our return on average assets was 0.61%, as compared to 0.80% for the six months ended June 30, 2014.  For the six months ended June 30, 2015, our return on average stockholders’ equity was 3.22% as compared to 3.06% for the six months ended June 30, 2014.

Comparison of Financial Condition at June 30, 2015, and December 31, 2014
Total assets increased $126.4 million, or 4.2%, to $3.15 billion at June 30, 2015, from $3.02 billion at December 31, 2014. The increase was primarily attributable to an increase in loans held-for-investment, net, of $260.6 million, partially offset by a decrease in securities available-for-sale of $131.0 million.

The securities available-for-sale portfolio totaled $640.2 million at June 30, 2015, compared to $771.2 million at December 31, 2014.  At June 30, 2015, $606.3 million of the portfolio consisted of residential mortgage-backed securities issued or guaranteed by Fannie Mae, Freddie Mac, or Ginnie Mae. In addition, the Company held $32.7 million in corporate bonds, all of which were rated investment grade at June 30, 2015, and also held $329,000 of equity investments in money market mutual funds. The effective duration of the securities portfolio at June 30, 2015 was 4.1 years.

 Total loans held-for-investment, net, increased $260.6 million to $2.20 billion at June 30, 2015, as compared to $1.94 billion at December 31, 2014. The increase was primarily attributable to increases in originated loans held-for-investment, net, and loans acquired, partially offset by a decrease in purchased credit-impaired (“PCI”) loans held-for-investment.

Originated loans held-for-investment, net, totaled $1.79 billion at June 30, 2015, as compared to $1.63 billion at December 31, 2014.  The increase was primarily due to an increase in multifamily real estate loans of $146.5 million, or 13.7%, to $1.22 billion at June 30, 2015, from $1.07 billion at December 31, 2014. The following table details our multifamily real estate loan originations for the six months ended June 30, 2015 (dollars in thousands).

Originations	Weighted Average Interest Rate	Weighted Average Loan-to-Value Ratio	Weighted Average Months to Next Rate Change or Maturity for Fixed Rate Loans	(F)ixed or (V)ariable	Amortization Term
$214,618	3.37%	67%	82	V	15 - 30 Years
2,079	4.33%	31%	180	F	15 Years
$216,697	3.38%	66%

Acquired loans increased by $112.8 million to $378.5 million at June 30, 2015, from $265.7 million at December 31, 2014, primarily due to the purchase of $127.4 million of one-to-four family residential real estate loans during the quarter ended June 30, 2015, partially offset by paydowns during the period. The following table provides the details of the loans purchased during the quarter ended June 30, 2015 (dollars in thousands).

Purchases	Weighted Average Interest Rate	Weighted Average Loan-to-Value Ratio	Weighted Average Months to Next Rate Change	Amortization Term	Amortization Type
$49,345	2.49%	62%	44	30 Years	Fully amortizing
78,086	2.38%	59%	35	20 Years*	Delayed amortizing
$127,431	2.42%	60%
* After an interest-only period for the first 10 years

The weighted average coupon of 2.42% is net of the servicing fee retained by the originating bank.  Of the total loans purchased, $78.1 million, or 61%, are interest-only for the first 10 years and will re-price in less than five years at one month LIBOR plus a weighted average margin of 1.6%; a floor rate is also included in the terms.  The remainder of the loans are scheduled to make principal and interest payments and will re-price in less than five years at one month LIBOR plus a weighted average margin of 1.9%, also with a floor rate included in the terms.  The geographic locations of the loans are as follows: 62.5% in New York, 22.2% in Massachusetts, and 15.3% in other states.

PCI loans, primarily acquired as part of a transaction with the Federal Deposit Insurance Corporation, totaled $37.8 million at June 30, 2015, as compared to $44.8 million at December 31, 2014.  The Company accreted interest income of $2.2 million for the six months ended June 30, 2015, compared to $2.5 million for the six months ended June 30, 2014.

Total liabilities increased $162.8 million, or 6.7%, to $2.59 billion at June 30, 2015, from $2.43 billion at December 31, 2014.  The increase was primarily attributable to an increase in deposits of $359.4 million, partially offset by decreases in securities sold under agreements to repurchase of $109.2 million and Federal Home Loan Bank advances and other borrowings of $90.4 million.

Deposits increased $359.4 million, or 22.2%, to $1.98 billion at June 30, 2015, from $1.62 billion at December 31, 2014. The increase was attributable to increases of $222.1 million in certificate of deposit accounts ($195.9 million of which were brokered deposits), $75.5 million in savings accounts, $34.2 million in money market accounts, and $27.6 million in transaction accounts.

Borrowings and securities sold under agreements to repurchase decreased by $199.6 million, or 25.6%, to $579.1 million at June 30, 2015, from $778.7 million at December 31, 2014.  Management utilizes borrowings to mitigate interest rate risk, for short-term liquidity, and to a lesser extent as part of leverage strategies.  The following is a table of term borrowing maturities (excluding capitalized leases and overnight borrowings) and the weighted average rate by year (dollars in thousands) at June 30, 2015.

Year	Amount	Weighted Average Rate
2015	$101,000	0.86%
2016	108,910	2.18%
2017	165,003	1.22%
2018	142,715	1.66%
2019	33,502	1.88%
2020	20,000	1.58%
	$571,130	1.50%

Total stockholders’ equity decreased by $36.4 million to $557.6 million at June 30, 2015, from $593.9 million at December 31, 2014.  This decrease was primarily attributable to stock repurchases of $42.4 million and dividend payments of $6.2 million, partially offset by net income of $9.3 million for the six months ended June 30, 2015, and a $3.7 million increase related to stock compensation activity.

Comparison of Operating Results for the Six Months Ended June 30, 2015 and 2014

Net Income. Net income was $9.3 million and $10.7 million for the six months ended June 30, 2015, and June 30, 2014, respectively. Significant variances from the comparable prior year period are as follows: a $2.6 million increase in net interest income, a $449,000 decrease in non-interest income, a $4.1 million increase in non-interest expense, and a $507,000 decrease in income tax expense.

Interest Income. Interest income increased $4.9 million, or 10.9%, to $49.8 million for the six months ended June 30, 2015, from $44.9 million for the six months ended June 30, 2014, primarily due to an increase in average interest-earing assets of $348.9 million, or 14.0%, partially offset by a 10 basis point decline in yields earned on interest-earning assets. Interest income on loans increased by $6.7 million, primarily attributable to an increase in the average loan balances of $515.8 million, which was partially offset by a decrease of 53 basis points in the yield earned. The Company accreted interest income related to its PCI loans of $2.2 million for the six months ended June 30, 2015, as compared to $2.5 million for the comparable prior year period. Interest income on loans for the six months ended June 30, 2015, reflected loan prepayment income of $1.2 million compared to $734,000 for the six months ended June 30, 2014. The six months ended June 30, 2014, also included a recovery of $246,000 of interest income that was previously charged-off related to a loan payoff. Interest income on mortgage-backed securities decreased by $2.0 million primarily due to a decrease in the average balances of $184.5 million, or 21.8%, and a three basis point decrease in the yield earned.

Interest Expense. Interest expense increased $2.2 million, or 30.8%, to $9.5 million for the six months ended June 30, 2015, from $7.3 million for the six months ended June 30, 2014. The increase was comprised of an increase of $2.0 million in interest expense on deposits and $201,000 in interest expense on borrowings.  The increase in interest expense on deposits was due to an increase in the average balance of interest bearing deposits of $266.2 million, or 21.3%, to $1.52 billion for the six months ended June 30, 2015, from $1.25 billion for the six months ended June 30, 2014, as well as a 20 basis point increase in the cost of interest bearing deposits to 0.60% from 0.40%, due to higher rates offered on our deposit products to remain competitive. The increase in interest expense on borrowings was attributed to an increase in the average balances of borrowings of $175.7 million, or 35.9%, to $665.0 million for the six months ended June 30, 2015, from $489.3 million for the six months ended June 30, 2014, partially offset by a 46 basis point decrease in the cost of borrowings to 1.51%, from 1.97% for the six months ended June 30, 2014.
Net Interest Income. Net interest income for the six months ended June 30, 2015, increased $2.6 million, or 7.0%, primarily due to a $348.9 million, or 14.0%, increase in our average interest-earning assets, partially offset by a 19 basis point decrease in our net interest margin to 2.85%. The increase in average interest-earning assets was primarily attributable to an increase in average loans outstanding of $515.8 million and an increase in interest-earning deposits in financial institutions of $31.9 million, partially offset by a decrease in average mortgage-backed securities of $184.5 million.  Yields earned on interest-earning assets decreased 10 basis points to 3.53% for the six months ended June 30, 2015, from 3.63% for the comparable prior year period. Net interest income for the six months ended June 30, 2015 also was affected by an increase in interest expense, driven by a $441.8 million, or 25.4%, increase in our average interest-bearing liabilities. The cost of interest-bearing liabilities increased four basis points to 0.88% for the current six months as compared to 0.84% for the comparable prior year period, driven by an increase in the cost of interest-bearing deposits, partially offset by lower rates on borrowed funds.

Provision for Loan Losses. The provision for loan losses increased slightly by $1,000 to $272,000 for the six months ended June 30, 2015, from $271,000 for the six months ended June 30, 2014. The increase in the provision for loan losses was due to loan growth, partially offset by continued improvements in asset quality indicators as well as a general improvement in economic and business conditions. Net charge-offs were $1.0 million for the six months ended June 30, 2015, compared to $41,000 for the six months ended June 30, 2014. The increased level of charge-offs is primarily related to five previously impaired loans to one borrower that were restructured during the six months ended June 30, 2015, after the borrower made a $500,000 principal payment. The loans had existing specific reserves associated with them that adequately covered the charge-offs, resulting in no material effect to the provision for loan losses for the current period.  At June 30, 2015, the outstanding balance of the restructured loan was $6.1 million, with a related specific reserve of $827,000.

Non-interest Income. Non-interest income decreased $449,000, or 9.8%, to $4.1 million for the six months ended June 30, 2015, from $4.6 million for the six months ended June 30, 2014, due to a decrease in fees and service charges for customer services of $158,000, a decrease in gains on securities transactions, net, of $389,000, and a decrease in income on bank owned life insurance of $86,000. These decreases were partially offset by an increase in other non-interest income of $184,000, primarily related to a $129,000 realized gain on the sale of an other real estate owned property during the six months ended June 30, 2015.

Non-interest Expense. Non-interest expense increased $4.1 million, or 16.4%, to $28.8 million for the six months ended June 30, 2015, from $24.8 million for the six months ended June 30, 2014. This was primarily due to a $3.5 million increase in compensation and employee benefits, primarily attributable to increased salary expense, health benefit costs, and stock compensation expense, related to stock awards issued in 2014, a $179,000 increase in occupancy costs, a $166,000 increase in FDIC insurance costs, and a $249,000 increase in other expenses, primarily attributable to an increase in Directors' stock awards. By comparison, non-interest expense for the six months ended June 30, 2014, was favorably affected by a pre-tax gain of $937,000 related to the settlement of the former Flatbush Federal Savings & Loan Association pension plan.

Income Tax Expense. The Company recorded income tax expense of $6.0 million for the six months ended June 30, 2015, compared to $6.5 million for the six months ended June 30, 2014. The effective tax rate for the six months ended June 30, 2015, was 39.2% compared to 37.9% for the six months ended June 30, 2014. Income tax expense for the six months ended June 30, 2015 included a deferred tax asset write-down of $795,000 related to New York City tax reforms enacted in April 2015, whereas the comparable prior year period included a deferred tax asset write-down of $570,000 related to New York State tax law reforms enacted in March 2014.

ANALYSIS OF NET INTEREST INCOME
(Dollars in thousands)

	For the Six Months Ended
	June 30, 2015			June 30, 2014
	Average Outstanding Balance	Interest	Average Yield/ Rate (1)	Average Outstanding Balance	Interest	Average Yield/ Rate (1)
Interest-earning assets:
Loans (2)	$2,027,345	$41,957	4.17%	$1,511,512	$35,262	4.70%
Mortgage-backed securities (3)	662,439	6,902	2.10	846,954	8,932	2.13
Other securities (3)	59,105	228	0.78	83,067	314	0.76
Federal Home Loan Bank of New York stock	27,657	640	4.67	18,000	382	4.28
Interest-earning deposits in financial institutions	69,615	63	0.18	37,763	25	0.13
Total interest-earning assets	2,846,161	49,790	3.53	2,497,296	44,915	3.63
Non-interest-earning assets	218,925			204,760
Total assets	$3,065,086			$2,702,056

Interest-bearing liabilities:
Savings, NOW, and money market accounts	$1,063,372	$2,056	0.40%	$947,876	$987	0.21%
Certificates of deposit	453,706	2,476	1.10	303,028	1,505	1.00
Total interest-bearing deposits	1,517,078	4,532	0.60	1,250,904	2,492	0.40
Borrowed funds	664,968	4,989	1.51	489,314	4,788	1.97
Total interest-bearing liabilities	2,182,046	9,521	0.88	1,740,218	7,280	0.84
Non-interest bearing deposit accounts	265,003			223,281
Accrued expenses and other liabilities	36,500			36,965
Total liabilities	2,483,549			2,000,464
Stockholders' equity	581,537			701,592
Total liabilities and stockholders' equity	$3,065,086			$2,702,056

Net interest income		$40,269			$37,635
Net interest rate spread (4)			2.65%			2.78%
Net interest-earning assets (5)	$664,115			$757,078
Net interest margin (6)			2.85%			3.04%
Average interest-earning assets to interest-bearing liabilities			130.44%			143.50%

(1)	Average yields and rates are annualized.
(2)	Includes non-accruing loans.
(3)	Securities available-for-sale are reported at amortized cost.
(4)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(5)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(6)	Net interest margin represents net interest income divided by average total interest-earning assets.

Comparison of Operating Results for the Three Months Ended June 30, 2015 and 2014

Net Income.    Net income was $4.3 million and $5.4 million for the quarters ended June 30, 2015 and 2014, respectively.  Significant variances from the comparable prior year period are as follows: a $1.8 million increase in net interest income, a $218,000 increase in the provision for loan losses, a $381,000 decrease in non-interest income, a $1.8 million increase in non-interest expense, and a $495,000 increase in income tax expense.

Interest Income.  Interest income increased $2.9 million, or 13.0%, to $25.0 million for the quarter ended June 30, 2015, from $22.2 million for the quarter ended June 30, 2014, primarily due to an increase in average interest-earing assets of $356.2 million, or 14.3%, partially offset by a four basis point decline in yields earned on interest-earning assets. Interest income on loans increased by $3.8 million, primarily attributable to an increase in the average loan balances of $562.4 million, which was partially offset by a decrease of 51 basis points in the yield earned. The Company accreted interest income related to its PCI loans of $1.1 million for the quarter ended June 30, 2015, as compared to $1.2 million for the quarter ended June 30, 2014. Interest income on loans for the quarter ended June 30, 2015 reflected prepayment loan income of $653,000 compared to $199,000 for the quarter ended June 30, 2014. Interest income on mortgage-backed securities decreased by $1.0 million primarily due to a decrease in the average balances of $201.1 million, or 24.0%.

Interest Expense.   Interest expense increased $1.1 million, or 30.9%, to $4.8 million for the quarter ended June 30, 2015, from $3.6 million for the quarter ended June 30, 2014. The increase was primarily attributable to an increase in interest expense on deposits. The increase in interest expense on deposits was due to an increase in the average balance of interest bearing deposits of $356.0 million, or 28.5%, to $1.61 billion for the quarter ended June 30, 2015, from $1.25 billion for the quarter ended June 30, 2014, and a 21 basis point increase in the cost of interest bearing deposits to 0.61% from 0.40%, due to higher rates offered on our deposit products to remain competitive. The increase in interest expense on borrowings was attributed to an increase in the average balances of borrowings of $94.3 million, or 18.9%, to $592.9 million for the quarter ended June 30, 2015, from $498.6 million for the quarter ended June 30, 2014, partially offset by a 36 basis point decrease in the cost of borrowings to 1.55%, from 1.91% for the quarter ended June 30, 2014.
Net Interest Income.    Net interest income for the quarter ended June 30, 2015, increased $1.8 million, or 9.5%, due primarily to an increase in average interest-earning assets of $356.2 million partially offset by a 13 basis point decrease in our net interest margin to 2.85%.   The increase in average interest-earning assets was primarily attributable to an increase in average loans outstanding of $562.4 million, partially offset by a decrease in average mortgage-backed securities of $201.1 million.  Yields earned on interest-earning assets decreased four basis points to 3.52% for the quarter ended June 30, 2015, from 3.56% for the comparable prior year period. Net interest income for the quarter was also affected by an increase in interest expense, driven by a $450.3 million, or 25.8%, increase in our average interest-bearing liabilities. The cost of interest-bearing liabilities increased four basis points to 0.87% for the current quarter as compared to 0.83% for the comparable prior year period, driven by an increase in the cost of interest-bearing deposits, partially offset by lower rates on borrowed funds.

Provision for Loan Losses.    The provision for loan losses increased $218,000 to $72,000 for the quarter ended June 30, 2015, from a recovery of $146,000 for the quarter ended June 30, 2014.  The increase in the provision for loan losses was due to loan growth, whereas the prior year quarter included the reversal of previously recorded impairments in the Company's PCI portfolio. Originated loans grew approximately $83.3 million for the quarter ended June 30, 2015, compared to $63.3 million for the quarter ended June 30, 2014. Net charge-offs were $454,000 for the quarter ended June 30, 2015, compared to net charge-offs of $158,000 for the quarter ended June 30, 2014.

Non-interest Income. Non-interest income decreased $381,000, or 16.0%, to $2.0 million for the quarter ended June 30, 2015, from $2.4 million for the quarter ended June 30, 2014.  This decrease was primarily a result of a $326,000 decrease in gains on securities transactions, net, and a decrease in fees and service charges for customer services of $54,000. Securities losses, net, in the second quarter of 2015 included losses of $50,000 related to the Company’s trading portfolio, while the second quarter of 2014 included gains of $175,000 related to the Company’s trading portfolio.  The trading portfolio is utilized to fund the Company’s deferred compensation obligation to certain employees and directors of the Company's deferred compensation plan (the Plan). The participants of this Plan, at their election, defer a portion of their compensation. Gains and losses on trading securities have no effect on net income since participants benefit from, and bear the full risk of, changes in the trading securities market values. Therefore, the Company records an equal and offsetting amount in compensation expense, reflecting the change in the Company’s obligations under the Plan.

       Non-interest Expense. Non-interest expense increased $1.8 million, or 14.3%, to $14.5 million for the quarter ended June 30, 2015, from $12.7 million for the quarter ended June 30, 2014. This increase was primarily due to a $1.1 million increase in compensation and employee benefits, largely attributable to increased stock compensation expense, related to stock awards issued in June 2014, a $187,000 increase in occupancy costs, and a $421,000 increase in other non-interest expenses, attributable to Directors' stock awards issued in June 2014.

Income Tax Expense.  The Company recorded income tax expense of $3.4 million for the quarter ended June 30, 2015, compared to $2.9 million for the quarter ended June 30, 2014.  The effective tax rate for the quarter ended June 30, 2015, was 44.3% as a result of the deferred tax asset write-down of $795,000 related to New York City tax law reforms enacted in April 2015, as compared to 34.9% for the quarter ended June 30, 2014.

ANALYSIS OF NET INTEREST INCOME
(Dollars in thousands)

	For the Three Months Ended
	June 30, 2015			June 30, 2014
	Average Outstanding Balance	Interest	Average Yield/ Rate (1)	Average Outstanding Balance	Interest	Average Yield/ Rate (1)
Interest-earning assets:
Loans (2)	$2,080,188	$21,291	4.11%	$1,517,788	$17,466	4.62%
Mortgage-backed securities (3)	637,368	3,325	2.09	838,444	4,343	2.08
Other securities (3)	47,261	94	0.80	83,334	157	0.76
Federal Home Loan Bank of New York stock	26,011	297	4.58	18,177	172	3.80
Interest-earning deposits in financial institutions	59,935	30	0.20	36,862	13	0.14
Total interest-earning assets	2,850,763	25,037	3.52	2,494,605	22,151	3.56
Non-interest-earning assets	220,910			205,486
Total assets	$3,071,673			$2,700,091

Interest-bearing liabilities:
Savings, NOW, and money market accounts	$1,095,720	$1,102	0.40%	$949,311	$508	0.21%
Certificates of deposit	510,277	1,356	1.07	300,640	746	0.99
Total interest-bearing deposits	1,605,997	2,458	0.61	1,249,951	1,254	0.40
Borrowed funds	592,868	2,294	1.55	498,611	2,377	1.91
Total interest-bearing liabilities	2,198,865	4,752	0.87	1,748,562	3,631	0.83
Non-interest bearing deposit accounts	266,800			223,094
Accrued expenses and other liabilities	33,119			37,104
Total liabilities	2,498,784			2,008,760
Stockholders' equity	572,889			691,331
Total liabilities and stockholders' equity	$3,071,673			$2,700,091

Net interest income		$20,285			$18,520
Net interest rate spread (4)			2.66%			2.73%
Net interest-earning assets (5)	$651,898			$746,043
Net interest margin (6)			2.85%			2.98%
Average interest-earning assets to interest-bearing liabilities			129.65%			142.67%

(1)	Average yields and rates are annualized.
(2)	Includes non-accruing loans.
(3)	Securities available-for-sale are reported at amortized cost.
(4)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(5)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(6)	Net interest margin represents net interest income divided by average total interest-earning assets.

Asset Quality

PCI Loans

At June 30, 2015, based on contractual principal, 4.1% of PCI loans were past due 30 to 89 days, and 24.3% were past due 90 days or more, as compared to 7.8% and 24.1%, respectively, at December 31, 2014.

Originated and Acquired Loans

The discussion that follows includes originated and acquired loans (excluding PCI), both held-for-investment and held-for-sale.

The following table shows total non-performing assets for the current and previous four quarters, and also shows, for the same dates, non-performing originated loans to total loans, troubled debt restructurings ("TDRs") on which interest is accruing, and accruing loans delinquent 30 to 89 days (dollars in thousands).

	June 30, 2015	March 31, 2015	December 31, 2014	September 30, 2014	June 30, 2014
Non-accruing loans:
Held-for-investment	$4,118	$5,233	$4,332	$4,350	$4,932
Held-for-sale	325	—	—	—	471
Non-accruing loans subject to restructuring agreements:
Held-for-investment	9,329	8,567	9,543	9,608	10,382
Total non-accruing loans	13,772	13,800	13,875	13,958	15,785
Loans 90 days or more past due and still accruing:
Held-for-investment	967	282	708	418	605
Total non-performing loans	14,739	14,082	14,583	14,376	16,390
Other real estate owned	423	532	752	491	640
Total non-performing assets	$15,162	$14,614	$15,335	$14,867	$17,030
Non-performing loans to total loans	0.67%	0.70%	0.75%	0.79%	1.04%
Non-performing assets to total assets	0.48%	0.48%	0.51%	0.51%	0.63%
Loans subject to restructuring agreements and still accruing	$22,516	$20,810	$24,213	$24,643	$24,292
Accruing loans 30 to 89 days delinquent	$15,394	$15,319	$12,252	$16,202	$13,307

Total Non-accruing Loans

The following table details the change in non-accrual loans from December 31, 2014, to June 30, 2015 (dollars in thousands).

At or for the six months ended June 30, 2015
Balance at beginning of period	$13,875
Additions	1,657
Charge-offs	(583)
Pay-offs and principal pay-downs	(533)
Returned to accrual status	(331)
Sales	(313)
Balance at end of period	$13,772

Loans Subject to TDR Agreements

Included in non-accruing loans are loans subject to TDR agreements totaling $9.3 million and $9.5 million at June 30, 2015, and December 31, 2014, respectively.  At June 30, 2015, $2.3 million, or 24.8%, of the $9.3 million were not performing in accordance with their restructured terms, as compared to the entire $9.5 million at December 31, 2014. Two separate relationships account for the loans not performing in accordance with their restructured terms at June 30, 2015. These loans are primarily collateralized by real estate with an aggregate appraised value of $2.6 million.

The Company also holds loans subject to restructuring agreements that are on accrual status, totaling $22.5 million and $24.2 million at June 30, 2015, and December 31, 2014, respectively.  At June 30, 2015, loans totaling $1.5 million, or 6.8%, of the $22.5 million were not performing in accordance with the restructured terms, as compared to $1.6 million, or 6.6%, of the $24.2 million at December 31, 2014.  These loans were less than 90 days delinquent at June 30, 2015. Generally, the types of concessions that we make to troubled borrowers include reductions to both temporary and permanent interest rates, extensions of payment terms, and to a lesser extent forgiveness of principal and interest.

The following table details the amounts and categories of the loans subject to restructuring agreements by loan type as of June 30, 2015, and December 31, 2014 (dollars in thousands).

	June 30, 2015		December 31, 2014
	Non-Accruing	Accruing	Non-Accruing	Accruing
TDRs:
Real estate loans:
Commercial	$8,811	$18,134	$9,135	$19,570
One-to-four family residential	518	1,955	—	1,927
Multifamily	—	1,940	—	1,990
Home equity and lines of credit	—	363	—	327
Commercial and industrial loans	—	124	408	399
	$9,329	$22,516	$9,543	$24,213

Accruing Loans 30 to 89 Days Delinquent

Loans 30 to 89 days delinquent and on accrual status at June 30, 2015, and December 31, 2014 totaled $15.4 million and $12.3 million, respectively. The following tables set forth delinquencies for accruing loans by type and by amount at June 30, 2015, and December 31, 2014 (dollars in thousands).

	June 30, 2015	December 31, 2014
Real estate loans:
Commercial	$11,116	$6,492
One-to-four family residential	2,144	4,353
Multifamily	1,537	1,090
Home equity and lines of credit	491	135
Commercial and industrial loans	50	122
Other loans	56	60
Total delinquent accruing loans	$15,394	$12,252

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
Northfield Bank's primary sources of funds are deposits, principal and interest payments on loans and securities, borrowed funds, the proceeds from maturing securities and short-term investments, and to a lesser extent the proceeds from the sales of loans and securities and wholesale borrowings.  The scheduled amortization of loans and securities, as well as proceeds from borrowed funds, are predictable sources of funds.  Other funding sources, however, such as deposit inflows and loan prepayments are greatly influenced by market interest rates, economic conditions, and competition.  Northfield Bank is a member of the FHLB, which provides an additional source of short-term and long-term funding.  Northfield Bank also has short-term borrowing capabilities with the Federal Reserve Bank.  Northfield Bank’s borrowed funds, excluding capitalized lease obligations and floating rate advances, were $571.1 million at June 30, 2015, and had a weighted average interest rate of 1.50%.  A total of $152.0 million of these borrowings will mature in less than one year.  Borrowed funds, excluding capitalized lease obligations and floating rate advances, were $775.7 million at December 31, 2014.  Northfield Bank has the ability to obtain additional funding from the FHLB and Federal Reserve Bank discount window of approximately $711.2 million utilizing unencumbered securities of $148.4 million and multifamily loans of $562.8 million at June 30, 2015.  Northfield Bank expects to have sufficient funds available to meet current commitments in the normal course of business.
Northfield Bancorp, Inc. (stand alone) is a separate legal entity from Northfield Bank and must provide its own liquidity to pay dividends, repurchase its stock, and for other corporate purposes. Northfield Bancorp, Inc.'s primary source of liquidity is dividend payments from Northfield Bank and proceeds from its 2013 stock offering. At June 30, 2015, Northfield Bancorp, Inc. (stand alone) had liquid assets of approximately $9.1 million.
Capital Resources.  At June 30, 2015, and December 31, 2014, as set forth in the following table, Northfield Bank exceeded all of the regulatory capital requirements to which it was subject at such dates.

	Actual	For Capital Adequacy Purposes	For Well Capitalized Under Prompt Corrective Action Provisions
As of June 30, 2015:
Common equity Tier 1 capital (to risk-weighted assets)	21.53%	4.50%	6.50%
Tier 1 leverage	16.62%	4.00%	5.00%
Tier I capital (to risk-weighted assets)	21.53%	6.00%	8.00%
Total capital (to risk-weighted assets)	22.64%	8.00%	10.00%
As of December 31, 2014:
Tangible capital to tangible assets	16.46%	1.50%	NA
Tier I capital (core) (to adjusted total assets)	16.46%	4.00%	5.00%
Total capital (to risk-weighted assets)	22.95%	8.00%	10.00%

In July, 2013, the federal bank regulatory agencies issued a final rule that revises their leverage and risk-based capital requirements and the method for calculating risk-weighted assets to make them consistent with agreements that were reached by the Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Act.  Among other things, the new rule establishes a new common equity Tier 1 minimum capital requirement (4.5% of risk-weighted assets), increases the minimum Tier 1 capital to risk-based assets requirement (from 4% to 6% of risk-weighted assets) and assigns a higher risk weight (150%) to exposures that are more than 90 days past due or are on non-accrual status, and to certain commercial real estate facilities that finance the acquisition, development, or construction of real property.  The final rule also requires unrealized gains and losses on certain "available-for-sale" securities holdings to be included for purposes of calculating regulatory capital requirements unless a one-time opt-in or opt-out is exercised.  The rule limits a banking organization's capital distributions and certain discretionary bonus payments if the banking organization does not hold a "capital conservation buffer" consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets in addition to the amount necessary to meet its minimum risk-based capital requirements.

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

At June 30, 2015, as set forth in the following table, Northfield Bancorp, Inc. exceeded all of the regulatory capital requirements to which it was subject at such dates.

	Actual	For Capital Adequacy Purposes	For Well Capitalized Under Prompt Corrective Action Provisions
Common equity Tier 1 capital (to risk-weighted assets)	23.01%	4.50%	6.50%
Tier 1 leverage	17.77%	4.00%	5.00%
Tier I capital (to risk-weighted assets)	23.01%	6.00%	8.00%
Total capital (to risk-weighted assets)	24.12%	8.00%	10.00%

Off-Balance Sheet Arrangements and Contractual Obligations
In the normal course of operations, the Company engages in a variety of financial transactions that, in accordance with U.S. GAAP, are not recorded in the financial statements.  These transactions primarily relate to lending commitments. These arrangements are not expected to have a material impact on the Company's results of operations or financial condition.
The following table shows the contractual obligations of the Company by expected payment period as of June 30, 2015 (dollars in thousands).

Contractual Obligation	Total	Less than One Year	One to less than Three Years	Three to less than Five Years	Five Years and greater
Debt obligations (excluding capitalized leases)	$571,130	$152,000	$268,548	$150,582	$—
Commitments to originate loans	66,038	66,038	—	—	—
Commitments to fund unused lines of credit	65,541	65,541	—	—	—

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
The tables below sets forth, as of June 30, 2015 and December 31, 2014, our calculation of the estimated changes in our NPV, NPV ratio, and percent change in net interest income that would result from the designated instantaneous and sustained changes in interest rates.  Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied on as indicative of actual results (dollars in thousands).

	NPV at June 30, 2015
Change in Interest Rates (basis points)	Estimated Present Value of Assets	Estimated Present Value of Liabilities	Estimated NPV	Estimated Change in NPV	Estimated Change in NPV %	Estimated NPV/Present Value of Assets Ratio	Net Interest Income Percent Change
+400	$2,765,286	$2,387,795	$377,491	$(234,215)	(38.29)%	13.65%	(18.52)%
+300	2,851,832	2,426,854	424,978	(186,728)	(30.53)	14.90	(13.77)
+200	2,948,444	2,467,213	481,231	(130,475)	(21.33)	16.32	(8.95)
+100	3,049,405	2,508,929	540,476	(71,230)	(11.64)	17.72	(4.37)
—	3,163,773	2,552,067	611,706	—	—	19.33	—
(100)	3,305,744	2,597,583	708,161	96,455	15.77	21.42	0.99
(200)	3,472,737	2,622,711	850,026	238,320	38.96	24.48	(0.52)

	NPV at December 31, 2014
Change in Interest Rates (basis points)	Estimated Present Value of Assets	Estimated Present Value of Liabilities	Estimated NPV	Estimated Change In NPV	Estimated Change in NPV %	Estimated NPV/Present Value of Assets Ratio	Net Interest Income Percent Change
+400	$2,666,893	$2,236,062	$430,831	$(233,202)	(35.12)%	16.15%	(16.56)%
+300	2,750,724	2,272,781	477,943	(186,090)	(28.02)	17.38	(12.29)
+200	2,844,970	2,310,727	534,243	(129,790)	(19.55)	18.78	(7.96)
+100	2,943,080	2,349,959	593,121	(70,912)	(10.68)	20.15	(3.88)
—	3,054,570	2,390,537	664,033	—	—	21.74	—
(100)	3,180,875	2,431,040	749,835	85,802	12.92	23.57	0.18
(200)	3,325,206	2,456,489	868,717	204,684	30.82	26.13	(1.83)

The table above indicates that at June 30, 2015, in the event of a 200 basis point decrease in interest rates, we would experience a 38.96% increase in estimated net portfolio value and a 0.52% decrease in net interest income. In the event of a 400 basis point increase in interest rates, we would experience a 38.29% decrease in estimated net portfolio value and a 18.52% decrease in net interest income. Our policies provide that, in the event of a 300 basis point increase/decrease or less in interest rates, our net present value ratio should decrease by no more than 800 basis points and in the event of a 200 basis point increase, our projected net interest income should decrease by no more than 21%, and in the event of a 200 basis point decrease, our projected net interest income should decrease by no more than 15%.  Additionally, our policy states that our net portfolio value should be between 8% and 10% of total assets before and after such shock. However, when the federal funds rate is low and negative rate shocks do not produce meaningful results, management may temporarily suspend use of guidelines for negative rate shocks. At June 30, 2015, we were in compliance with all board approved policies with respect to interest rate risk management.

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

ITEM 4.    CONTROLS AND PROCEDURES
An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of June 30, 2015.  Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

During the three months ended June 30, 2015, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

ITEM 1.     LEGAL PROCEEDINGS
The Company and subsidiaries are subject to various legal actions arising in the normal course of business.  In the opinion of management, the resolution of these legal actions is not expected to have a material adverse effect on the Company’s consolidated financial condition or results of operations.

ITEM 1A.  RISK FACTORS
During the six months ended June 30, 2015, there have been no material changes to the risk factors as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014, as filed with the SEC.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	Unregistered Sale of Equity Securities. There were no sales of unregistered securities during the period covered by this report.

(b)	Use of Proceeds. Not applicable.

(c)	Repurchases of Our Equity Securities.
The following table shows the Company’s repurchase of its common stock for the three months ended June 30, 2015.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number of Shares that May Yet Be Purchased Under Plans or Programs (1)
April 1, 2015 through April 30, 2015	332,000	$14.75	332,000	1,224,519
May 1, 2015 through May 31, 2015	549,400	$14.65	549,400	1,165,640
June 1, 2015 through June 30, 2015	819,387	$14.64	768,349	385,453
Total	1,700,787	$14.67	1,649,749
 (1) On May 27, 2015, the Company’s Board of Directors authorized an increase to its current stock repurchase plan in the amount of up to $15 million. The repurchase program permits shares to be repurchased in open market or private transactions, through block trades, and pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities and Exchange Commission. The number of shares remaining to be purchased at June 30, 2015, is calculated utilizing the remaining approved repurchase amount of $5.8 million divided by the closing price of the stock on that day.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES
None.

ITEM  4.     MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.     OTHER INFORMATION
None.

ITEM 6.      EXHIBITS
The exhibits required by Item 601 of Regulation S-K are included with this Form 10-Q and are listed on the “Index to Exhibits” immediately following the Signatures.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTHFIELD BANCORP, INC.
(Registrant)

Date: August 10, 2015

/s/ John W. Alexander
John W. Alexander
Chairman and Chief Executive Officer

/s/ William R. Jacobs
William R. Jacobs
Chief Financial Officer
(Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit
Number	Description

10.1	Form of Director Restricted Stock Award Agreement under the 2014 Equity Incentive Plan

10.2	Form of Employee Restricted Stock Award Agreement under the 2014 Equity Incentive Plan with the exception of John W. Alexander and Steven M. Klein

10.3	Form of Employee Restricted Stock Award Agreement under the 2014 Equity Incentive Plan with John W. Alexander and Steven M. Klein

10.4	Form of Director Non-Statutory Stock Option Award Agreement under the 2014 Equity Incentive Plan

10.5	Form of Employee Stock Option Award Agreement under the 2014 Equity Incentive Plan with the Exception of John W. Alexander and Steven M. Klein

10.6	Form of Employee Stock Option Award Agreement under the 2014 Equity Incentive Plan with John W. Alexander and Steven M. Klein

31.1	Certification of John W. Alexander, Chairman and Chief Executive Officer, Pursuant to Rule 13a-14(a) and Rule 15d-14(a)

31.2	Certification of William R. Jacobs, Chief Financial Officer, Pursuant to Rule 13a-14(a) and Rule 15d-14(a)

32
Certification of John W. Alexander, Chairman and Chief Executive Officer, and William R. Jacobs, Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following materials from the Company’s Report on Form 10-Q for the quarter ended June 30, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Statements of Changes in Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements