Form 10-Q
period 2015-09-30
Northfield Bancorp, Inc.
filed 2015-11-09
CIK 1493225

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON,  D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
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
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for shorter period that the registrant was required and post such files).  Yes ☒    No ☐.

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
45,565,594 shares of Common Stock, par value $0.01 per share, were issued and outstanding as of October 30, 2015.

NORTHFIELD BANCORP, INC.
Form 10-Q Quarterly Report

PART I
ITEM 1. FINANCIAL STATEMENTS
NORTHFIELD BANCORP, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	September 30, 2015 (Unaudited)	December 31, 2014
ASSETS:
Cash and due from banks	$14,647	$14,967
Interest-bearing deposits in other financial institutions	71,341	61,742
Total cash and cash equivalents	85,988	76,709
Trading securities	6,362	6,422
Securities available-for-sale, at estimated fair value
(encumbered $101,186 at September 30, 2015 and $216,262 at December 31, 2014)	579,658	771,239
Securities held-to-maturity, at amortized cost
(estimated fair value of $8,747 at September 30, 2015, and $3,691 at December 31, 2014) (encumbered of $435 at September 30, 2015, and $2,114 at December 31, 2014)	8,613	3,609
Originated loans held-for-investment, net	1,888,643	1,632,494
Loans acquired	368,520	265,685
Purchased credit-impaired (PCI) loans held-for-investment	33,135	44,816
Loans held-for-investment, net	2,290,298	1,942,995
Allowance for loan losses	(25,655)	(26,292)
Net loans held-for-investment	2,264,643	1,916,703
Accrued interest receivable	7,737	8,015
Bank owned life insurance	131,844	129,015
Federal Home Loan Bank of New York stock, at cost	22,203	29,219
Premises and equipment, net	24,387	26,226
Goodwill	16,159	16,159
Other real estate owned	261	752
Other assets	33,579	36,801
Total assets	$3,181,434	$3,020,869

LIABILITIES AND STOCKHOLDERS’ EQUITY:
LIABILITIES:
Deposits	$2,083,547	$1,620,665
Securities sold under agreements to repurchase	94,000	203,200
Federal Home Loan Bank advances and other borrowings	414,623	575,458
Advance payments by borrowers for taxes and insurance	10,965	7,792
Accrued expenses and other liabilities	20,201	19,826
Total liabilities	2,623,336	2,426,941

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value; 25,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value: 150,000,000 shares authorized, 58,226,326 shares issued
at September 30, 2015, and December 31, 2014, 45,568,708 and 48,402,083 outstanding at September 30, 2015, and December 31, 2014, respectively	582	582
Additional paid-in-capital	499,206	499,606
Unallocated common stock held by employee stock ownership plan	(24,994)	(25,782)
Retained earnings	253,587	248,908
Accumulated other comprehensive income (loss)	518	(765)
Treasury stock at cost; 12,657,618 and 9,824,243 shares at September 30, 2015, and December 31, 2014, respectively	(170,801)	(128,621)
Total stockholders’ equity	558,098	593,928
Total liabilities and stockholders’ equity	$3,181,434	$3,020,869

See accompanying notes to consolidated financial statements.

NORTHFIELD BANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited) (In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Interest income:
Loans	$22,077	$18,263	$64,034	$53,525
Mortgage-backed securities	3,134	4,097	10,036	13,029
Other securities	64	146	292	460
Federal Home Loan Bank of New York dividends	265	189	905	571
Deposits in other financial institutions	30	12	93	37
Total interest income	25,570	22,707	75,360	67,622
Interest expense:
Deposits	2,841	1,365	7,373	3,857
Borrowings	2,156	2,372	7,145	7,160
Total interest expense	4,997	3,737	14,518	11,017
Net interest income	20,573	18,970	60,842	56,605
Provision for loan losses	200	317	472	588
Net interest income after provision for loan losses	20,373	18,653	60,370	56,017
Non-interest income:
Fees and service charges for customer services	1,047	983	2,948	3,042
Income on bank owned life insurance	947	971	2,829	2,939
(Losses)/gains on securities transactions, net	(388)	(233)	(334)	210
Other	60	119	333	208
Total non-interest income	1,666	1,840	5,776	6,399
Non-interest expense:
Compensation and employee benefits	7,265	6,796	22,506	18,569
Occupancy	2,524	2,361	7,605	7,263
Furniture and equipment	349	404	1,098	1,240
Data processing	881	894	2,839	2,861
Professional fees	953	551	2,246	1,757
FDIC insurance	366	323	1,152	943
Other	2,509	1,939	6,215	5,396
Total non-interest expense	14,847	13,268	43,661	38,029
Income before income tax expense	7,192	7,225	22,485	24,387
Income tax expense	2,515	2,496	8,511	8,999
Net income	$4,677	$4,729	$13,974	$15,388
Net income per common share:
Basic	$0.11	$0.10	$0.33	$0.31
Diluted	$0.11	$0.10	$0.32	$0.30

See accompanying notes to consolidated financial statements.

NORTHFIELD BANCORP, INC. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME - (Continued) (Unaudited) (In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net Income	$4,677	$4,729	$13,974	$15,388
Other comprehensive income (loss):
Unrealized gains (losses) on securities:
Net unrealized holding gains (losses) on securities	3,463	(4,586)	2,188	1,513
Less: reclassification adjustment for net gains included in net income (included in (losses) gains on securities transactions, net)	(13)	(30)	(56)	(229)
Net unrealized gains (losses)	3,450	(4,616)	2,132	1,284
Post retirement benefit adjustment	—	—	—	(1,141)
Other comprehensive income (loss), before tax	3,450	(4,616)	2,132	143
Income tax (expense) benefit related to net unrealized holding gains (losses) on securities	(1,385)	1,837	(872)	(602)
Income tax expense related to reclassification adjustment for gains included in net income	6	12	23	92
Income tax expense related to post retirement benefit adjustment	—	—	—	458
Other comprehensive income (loss), net of tax	2,071	(2,767)	1,283	91
Comprehensive income	$6,748	$1,962	$15,257	$15,479

See accompanying notes to consolidated financial statements.

NORTHFIELD BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Nine Months Ended September 30, 2015 and 2014
(Unaudited) (In thousands, except share data)

	Common Stock
	Shares Outstanding	Par Value	Additional Paid-in Capital	Unallocated Common Stock Held by the Employee Stock Ownership Plan	Retained Earnings	Accumulated Other Comprehensive Income (loss) Net of tax	Treasury Stock	Total Stockholders' Equity
Balance at December 31, 2013	57,926,233	$582	$508,609	$(26,985)	$242,180	$(4,650)	$(3,628)	$716,108
Net income					15,388			15,388
Other comprehensive income, net of tax						91		91
ESOP shares allocated or committed to be released			456	788				1,244
Stock compensation expense			1,621					1,621
Additional tax benefit on equity awards			390					390
Issuance of restricted stock	998,200		(12,717)				12,717	—
Exercise of stock options	117,177				(621)		896	275
Cash dividends declared ($0.12 per common share)					(9,682)			(9,682)
Treasury stock (average cost of $12.80 per share)	(8,392,838)						(107,594)	$(107,594)
Balance at September 30, 2014	50,648,772	$582	$498,359	$(26,197)	$247,265	$(4,559)	$(97,609)	$617,841

Balance at December 31, 2014	48,402,083	$582	$499,606	$(25,782)	$248,908	$(765)	$(128,621)	$593,928
Net income					13,974			13,974
Other comprehensive income, net of tax						1,283		1,283
ESOP shares allocated or committed to be released			637	788				1,425
Stock compensation expense			4,664					4,664
Additional tax benefit on equity awards			119					119
Net issuance of restricted stock	388,720		(5,074)				5,074	—
Exercise of stock options	71,325		(746)		(85)		712	(119)
Cash dividends declared ($0.21 per common share)					(9,210)			(9,210)
Treasury stock (average cost of $14.62 per share)	(3,293,420)						(47,966)	(47,966)
Balance at September 30, 2015	45,568,708	$582	$499,206	$(24,994)	$253,587	$518	$(170,801)	$558,098

See accompanying notes to consolidated financial statements.

NORTHFIELD BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (In thousands)

	Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities:
Net income	$13,974	$15,388
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	472	588
ESOP and stock compensation expense	6,089	2,865
Depreciation	2,572	1,853
Amortization of premiums, and deferred loan costs, net of (accretion) of discounts, and deferred loan fees	1,390	1,397
Amortization intangible assets	186	315
Income on bank owned life insurance	(2,829)	(2,939)
Net gain on sale of loans held-for-sale	(9)	(79)
Proceeds from sale of loans held-for-sale	2,126	1,693
Origination of loans held-for-sale	(2,123)	(1,143)
Losses (gains) on securities transactions, net	334	(210)
(Gain) loss on sale of other real estate owned, net	(128)	19
Net purchases of trading securities	(330)	(254)
Decrease (increase) in accrued interest receivable	278	(944)
Decrease (increase) in other assets	2,251	(4,750)
Increase in accrued expenses and other liabilities	375	3,483
Net cash provided by operating activities	24,628	17,282
Cash flows from investing activities:
Net increase in loans receivable	(213,098)	(146,479)
Purchase of loans	(135,938)	(186,475)
Redemptions (purchases) of Federal Home Loan Bank of New York stock, net	7,016	(9,123)
Purchases of securities available-for-sale	—	(436)
Principal payments and maturities on securities available-for-sale	141,909	125,292
Principal payments and maturities on securities held-to-maturity	831	180
Purchases of securities held-to-maturity	(5,882)	(4,066)
Proceeds from sale of securities available-for-sale	51,148	9,149
Proceeds from sale of other real estate owned	554	418
Purchases and improvements of premises and equipment	(733)	(317)
Net cash used in investing activities	(154,193)	(211,857)
Cash flows from financing activities:
Net increase in deposits	462,882	17,838
Dividends paid	(9,210)	(9,682)
Exercise of stock options	(119)	275
Purchase of treasury stock	(47,966)	(107,594)
Additional tax benefit on equity awards	119	390
Increase in advance payments by borrowers for taxes and insurance	3,173	1,312
Repayments under capital lease obligations	(132)	(137)
Proceeds from securities sold under agreements to repurchase and other borrowings	129,761	524,800
Repayments related to securities sold under agreements to repurchase and other borrowings	(399,664)	(227,000)
Net cash provided by financing activities	138,844	200,202
Net increase in cash and cash equivalents	9,279	5,627
Cash and cash equivalents at beginning of period	76,709	61,239
Cash and cash equivalents at end of period	$85,988	$66,866

NORTHFIELD BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)
(Unaudited) (In thousands)

	Nine Months Ended September 30,
	2015	2014
Supplemental cash flow information:
Cash paid during the period for:
Interest	$14,571	$11,128
Income taxes	6,698	15,730
Non-cash transactions:
Loans charged-off, net	1,109	348
Other real estate owned write-downs	71	305
Transfers of loans to other real estate owned	—	599

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

In the opinion of management, all adjustments (consisting solely of normal and recurring adjustments) necessary for the fair presentation of the consolidated financial condition and the consolidated results of operations for the unaudited periods presented have been included.  The results of operations and other data presented for the three and nine months ended September 30, 2015, are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2015.  Whenever necessary, certain prior periods' amounts are reclassified to conform to the current periods' presentation.
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

Note 2 – Securities Available-for-Sale
The following is a comparative summary of mortgage-backed securities and other securities available-for-sale at September 30, 2015, and December 31, 2014 (in thousands).

	September 30, 2015
		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
	cost	gains	losses	value
Mortgage-backed securities:
Pass-through certificates:
Government sponsored enterprises (GSE)	$242,634	$6,826	$770	$248,690
Real estate mortgage investment conduits (REMICs):
GSE	323,530	1,253	5,878	318,905
Non-GSE	712	—	22	690
	566,876	8,079	6,670	568,285
Other securities:
Equity investments-mutual funds	289	—	—	289
Corporate bonds	11,057	27	—	11,084
	11,346	27	—	11,373
Total securities available-for-sale	$578,222	$8,106	$6,670	$579,658

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

	December 31, 2014
		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
	cost	gains	losses	value
Mortgage-backed securities:
Pass-through certificates:
GSE	$292,162	$8,309	$1,131	$299,340
REMICs:
GSE	408,328	1,314	9,192	400,450
Non-GSE	1,060	—	34	1,026
	701,550	9,623	10,357	700,816
Other securities:
Equity investments-mutual funds	410	—	—	410
Corporate bonds	69,975	40	2	70,013
	70,385	40	2	70,423
Total securities available-for-sale	$771,935	$9,663	$10,359	$771,239

The following is a summary of the expected maturity distribution of debt securities available-for-sale, other than mortgage-backed securities, at September 30, 2015 (in thousands).

Available-for-sale	Amortized cost	Estimated fair value
Due in one year or less	$11,057	$11,084
Due after one year through five years	—	—
	$11,057	$11,084

Contractual maturities for mortgage-backed securities are not included above, as expected maturities may differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without penalties.

For the three and nine months ended September 30, 2015, the Company had gross proceeds of $11.9 million and $51.1 million, respectively, on sales of securities available-for-sale, with gross realized gains of approximately $13,000 and $59,000, respectively, and grossed realized losses of $0 and $3,000, for the three and nine months ended September 30, 2015, respectively. For the three and nine months ended September 30, 2014, the Company had gross proceeds of $1.9 million and $9.1 million, respectively, on sales of securities available-for-sale, with gross realized gains of approximately $30,000 and $229,000, respectively, and no gross realized losses for both the three and nine months ended September 30, 2014.  The Company recognized net losses of $401,000 and $390,000, on its trading securities portfolio during the three and nine months ended September 30, 2015, respectively. The Company recognized net losses of $262,000 and $17,000, on its trading securities portfolio during the three and nine months ended September 30, 2014, respectively.  The Company did not recognize any other-than-temporary impairment charges during the three and nine months ended September 30, 2015, or September 30, 2014.

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

Gross unrealized losses on mortgage-backed securities and corporate bonds available-for-sale, and the estimated fair value of the related securities, aggregated by security category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2015, and December 31, 2014, were as follows (in thousands).

	September 30, 2015
	Less than 12 months		12 months or more		Total
	Unrealized	Estimated	Unrealized	Estimated	Unrealized	Estimated
	losses	fair value	losses	fair value	losses	fair value
Mortgage-backed securities:
Pass-through certificates:
GSE	$—	$110	$770	$55,076	$770	$55,186
REMICs:
GSE	73	15,820	5,805	175,033	5,878	190,853
Non-GSE	—	—	22	691	22	691
Total	$73	$15,930	$6,597	$230,800	$6,670	$246,730

	December 31, 2014
	Less than 12 months		12 months or more		Total
	Unrealized	Estimated	Unrealized	Estimated	Unrealized	Estimated
	losses	fair value	losses	fair value	losses	fair value
Mortgage-backed securities:
Pass-through certificates:
GSE	$1	$181	$1,130	$61,526	$1,131	$61,707
REMICs:
GSE	30	3,179	9,162	229,896	9,192	233,075
Non-GSE	—	—	34	1,026	34	1,026
Other Securities:
Corporate Bonds	2	9,996	—	—	2	9,996
Total	$33	$13,356	$10,326	$292,448	$10,359	$305,804

The Company held 11 pass-through mortgage-backed securities issued or guaranteed by GSEs, 11 REMIC mortgage-backed securities issued or guaranteed by GSEs, and two REMIC mortgage-backed securities not issued or guaranteed by GSEs that were in a continuous unrealized loss position of greater than twelve months at September 30, 2015.  There were four pass-through mortgage-backed securities issued or guaranteed by GSEs, one REMIC mortgage-backed security issued or guaranteed by a GSE, and no corporate bonds that were in an unrealized loss position of less than twelve months at September 30, 2015. All securities referred to above were rated investment grade at September 30, 2015.  The declines in value relate to the general interest rate environment and are considered temporary.  The securities cannot be prepaid in a manner that would result in the Company not receiving substantially all of its amortized cost.  The Company neither has an intent to sell, nor is it more likely than not that the Company will be required to sell, the securities before the recovery of their amortized cost basis or, if necessary, maturity.

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

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

Note 3 – Securities Held-to-Maturity
The following is a summary of mortgage-backed securities held-to-maturity at September 30, 2015, and December 31, 2014 (in thousands).

	September 30, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Mortgage-backed securities:
Pass-through certificates:
GSEs	$8,613	$134	$—	$8,747
Total securities held-to-maturity	$8,613	$134	$—	$8,747

	December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Mortgage-backed securities:
Pass-through certificates:
GSEs	$3,609	$82	$—	$3,691
Total securities held-to-maturity	$3,609	$82	$—	$3,691

Contractual maturities for mortgage-backed securities are not presented, as expected maturities on mortgage‑backed securities may differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without penalties. The Company had no held-to-maturity securities at September 30, 2015, or December 31, 2014, that were in an unrealized loss position.

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

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

Note 4 – Loans

Net loans held-for-investment are as follows (in thousands).

	September 30,	December 31,
	2015	2014
Real estate loans:
Multifamily	$1,275,335	$1,072,193
Commercial mortgage	407,453	390,288
One-to-four family residential mortgage	91,825	74,401
Home equity and lines of credit	61,195	54,533
Construction and land	17,913	21,412
Total real estate loans	1,853,721	1,612,827
Commercial and industrial loans	28,995	12,945
Other loans	1,217	2,157
Total commercial and industrial and other loans	30,212	15,102
Deferred loan cost, net	4,710	4,565
Originated loans held-for-investment, net	1,888,643	1,632,494
PCI Loans	33,135	44,816
Loans acquired:
One-to-four family residential mortgage	339,924	234,478
Multifamily	17,298	18,844
Commercial mortgage	11,298	11,999
Construction and land	—	364
Total loans acquired, net	368,520	265,685
Loans held-for-investment, net	2,290,298	1,942,995
Allowance for loan losses	(25,655)	(26,292)
Net loans held-for-investment	$2,264,643	$1,916,703

There were no loans held-for-sale at September 30, 2015 or December 31, 2014.

PCI loans, primarily acquired as part of a Federal Deposit Insurance Corporation-assisted transaction, totaled $33.1 million at September 30, 2015, as compared to $44.8 million at December 31, 2014.   The Company accounts for PCI loans utilizing U.S. GAAP applicable to loans acquired with deteriorated credit quality.  At September 30, 2015, PCI loans consist of approximately 28.2% commercial real estate loans and 51.9% commercial and industrial loans, with the remaining balance in residential and home equity loans.

The following details the accretion of interest income for the periods indicated (in thousands).

	At or for the nine months ended September 30,
	2015	2014
Balance at the beginning of period	$27,943	$32,464
Accretion into interest income	(3,268)	(3,724)
Net reclassification (to) from non-accretable difference	(697)	374
Balance at end of period	$23,978	$29,114

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

The following tables set forth activity in our allowance for loan losses, by loan type, as of and for the three and nine months ended September 30, 2015, and September 30, 2014 (in thousands).

	Three Months Ended September 30, 2015
	Real Estate
	Commercial	One-to-Four Family	Construction and Land	Multifamily	Home Equity and Lines of Credit	Commercial and Industrial	Other	Unallocated	Originated Loans Total	Purchased Credit-Impaired	Acquired Loans	Total
Allowance for loan losses:
Beginning balance	$7,341	$1,107	$185	$13,208	$941	$1,011	$129	$1,135	$25,057	$400	$59	$25,516
Charge-offs	(6)	(1)	—	—	(115)	—	(1)	—	(123)	—	—	(123)
Recoveries	2	—	—	25	—	34	1	—	62	—	—	62
Provisions/(credit)	(710)	(355)	278	(245)	322	706	(56)	(50)	(110)	298	12	200
Ending balance	$6,627	$751	$463	$12,988	$1,148	$1,751	$73	$1,085	$24,886	$698	$71	$25,655

	Three Months Ended September 30, 2014
	Real Estate
	Commercial	One-to-Four Family	Construction and Land	Multifamily	Home Equity and Lines of Credit	Commercial and Industrial	Other	Unallocated	Originated Loans Total	Purchased Credit-Impaired	Acquired Loans	Total
Allowance for loan losses:
Beginning balance	$11,882	$1,012	$156	$9,880	$993	$531	$65	$1,308	$25,827	$400	$40	$26,267
Charge-offs	(103)	(36)	—	(8)	(195)	(12)	—	—	(354)	—	—	(354)
Recoveries	—	—	—	33	—	—	14	—	47	—	—	47
Provisions/(credit)	(439)	(40)	22	244	461	122	(2)	(46)	322	—	(5)	317
Ending balance	$11,340	$936	$178	$10,149	$1,259	$641	$77	$1,262	$25,842	$400	$35	$26,277

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

	Nine Months Ended September 30, 2015
	Real Estate
	Commercial	One-to-Four Family	Construction and Land	Multifamily	Home Equity and Lines of Credit	Commercial and Industrial	Other	Unallocated	Originated Loans Total	Purchased Credit-Impaired	Acquired Loans	Total
Allowance for loan losses:
Beginning balance	$9,309	$951	$266	$12,219	$901	$841	$134	$1,209	$25,830	$400	$62	$26,292
Charge-offs	(836)	(127)	—	(113)	(115)	(32)	(1)	—	(1,224)	—	—	(1,224)
Recoveries	2	—	—	25	42	34	12	—	115	—	—	115
Provisions/(credit)	(1,848)	(73)	197	857	320	908	(72)	(124)	165	298	9	472
Ending balance	$6,627	$751	$463	$12,988	$1,148	$1,751	$73	$1,085	$24,886	$698	$71	$25,655

	Nine Months Ended September 30, 2014
	Real Estate
	Commercial	One-to-Four Family	Construction and Land	Multifamily	Home Equity and Lines of Credit	Commercial and Industrial	Other	Unallocated	Originated Loans Total	Purchased Credit-Impaired	Acquired Loans	Total
Allowance for loan losses:
Beginning balance	$12,619	$875	$205	$9,374	$860	$425	$67	$1,024	$25,449	$588	$—	$26,037
Charge-offs	(103)	(58)	—	(8)	(489)	(13)	—	—	(671)	—	—	(671)
Recoveries	—	—	246	33	—	—	44	—	323	—	—	323
Provisions/(credit)	(1,176)	119	(273)	750	888	229	(34)	238	741	(188)	35	588
Ending balance	$11,340	$936	$178	$10,149	$1,259	$641	$77	$1,262	$25,842	$400	$35	$26,277

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

The following tables detail the amount of loans receivable held-for-investment, net of deferred loan fees and costs, that are evaluated individually, and collectively, for impairment, and the related portion of the allowance for loan losses that is allocated to each loan portfolio segment, at September 30, 2015, and December 31, 2014 (in thousands).

	September 30, 2015
	Real Estate
	Commercial	One-to-Four Family	Construction and Land	Multifamily	Home Equity and Lines of Credit	Commercial and Industrial	Other	Unallocated	Originated Loans Total	Purchased Credit-Impaired	Acquired Loans	Total
Allowance for loan losses:
Ending balance: individually evaluated for impairment	$907	$68	$—	$172	$61	$7	$—	$—	$1,215	$—	$71	$1,286
Ending balance: collectively evaluated for impairment	5,720	683	463	12,816	1,087	1,744	73	1,085	23,671	698	—	24,369
Loans, net:
Ending balance	408,063	92,462	17,942	1,277,556	62,359	29,044	1,217	—	1,888,643	33,135	368,520	2,290,298
Ending balance: individually evaluated for impairment	25,894	1,600	—	2,479	358	120	—	—	30,451	—	2,835	33,286
Ending balance: collectively evaluated for impairment	382,169	90,862	17,942	1,275,077	62,001	28,924	1,217	—	1,858,192	33,135	365,685	2,257,012

	December 31, 2014
	Real Estate
	Commercial	One-to-Four Family	Construction and Land	Multifamily	Home Equity and Lines of Credit	Commercial and Industrial	Other	Unallocated	Originated Loans Total	Purchased Credit-Impaired	Acquired Loans	Total
Allowance for loan losses:
Ending balance: individually evaluated for impairment	$2,361	$57	$—	$215	$13	$109	$—	$—	$2,755	$—	$62	$2,817
Ending balance: collectively evaluated for impairment	6,948	894	266	12,004	888	732	134	1,209	23,075	400	—	23,475
Loans, net:
Ending balance	390,885	74,990	21,445	1,074,539	55,486	12,992	2,157	—	1,632,494	44,816	265,685	1,942,995
Ending balance: individually evaluated for impairment	29,224	1,072	—	1,990	327	806	—	—	33,419	—	855	34,274
Ending balance: collectively evaluated for impairment	361,661	73,918	21,445	1,072,549	55,159	12,186	2,157	—	1,599,075	44,816	264,830	1,908,721

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

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

The following tables detail the recorded investment of originated loans held-for-investment, net of deferred fees and costs, by loan type and credit quality indicator at September 30, 2015, and December 31, 2014 (in thousands).

	September 30, 2015
	Real Estate
	Multifamily		Commercial		One-to-Four Family		Construction and Land	Home Equity and Lines of Credit	Commercial and Industrial	Other	Total
	< 35% LTV	=> 35% LTV	< 35% LTV	=> 35% LTV	< 60% LTV	=> 60% LTV
Internal Risk Rating
Pass	$85,027	$1,185,108	$49,619	$321,411	$43,172	$45,258	$17,942	$61,823	$28,248	$1,217	$1,838,825
Special Mention	263	3,883	1,021	2,993	538	—	—	77	355	—	9,130
Substandard	—	3,275	1,245	31,774	1,784	1,710	—	459	441	—	40,688
Originated loans held-for-investment, net	$85,290	$1,192,266	$51,885	$356,178	$45,494	$46,968	$17,942	$62,359	$29,044	$1,217	$1,888,643

	December 31, 2014
	Real Estate
	Multifamily		Commercial		One-to-Four Family		Construction and Land	Home Equity and Lines of Credit	Commercial and Industrial	Other	Total
	< 35% LTV	=> 35% LTV	< 35% LTV	=> 35% LTV	< 60% LTV	=> 60% LTV
Internal Risk Rating
Pass	$64,692	$999,708	$47,534	$289,794	$29,629	$40,527	$21,445	$54,935	$11,421	$2,157	$1,561,842
Special Mention	283	4,342	2,436	9,792	1,143	—	—	360	652	—	19,008
Substandard	801	4,713	—	41,329	2,303	1,388	—	191	919	—	51,644
Originated loans held-for-investment, net	$65,776	$1,008,763	$49,970	$340,915	$33,075	$41,915	$21,445	$55,486	$12,992	$2,157	$1,632,494

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

Included in originated and acquired loans receivable (including held-for-sale) are loans for which the accrual of interest income has been discontinued due to deterioration in the financial condition of the borrowers.  The recorded investment of these non-accrual loans was $14.1 million and $13.9 million at September 30, 2015, and December 31, 2014, respectively. Generally, loans are placed on non-accruing status when they become 90 days or more delinquent, or sooner if considered appropriate by management, and remain on non-accrual status until they are brought current, have six consecutive months of performance under the loan terms, and factors indicating reasonable doubt about the timely collection of payments no longer exist.  Therefore, loans may be current in accordance with their loan terms, or may be less than 90 days delinquent and still be on a non-accruing status.

These non-accrual amounts included loans deemed to be impaired of $10.8 million and $10.1 million at September 30, 2015, and December 31, 2014, respectively.  Loans on non-accrual status with principal balances less than $500,000, and therefore not meeting the Company’s definition of an impaired loan, amounted to $3.3 million and $3.8 million at September 30, 2015, and December 31, 2014, respectively. There were no loans held-for-sale at September 30, 2015 or December 31, 2014. Loans past due 90 days or more and still accruing interest were $143,000 and $708,000 at September 30, 2015, and December 31, 2014, respectively, and consisted of loans that are considered well secured and in the process of collection.

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

The following tables set forth the detail, and delinquency status, of non-performing loans (non-accrual loans and loans past due 90 days or more and still accruing), net of deferred fees and costs, at September 30, 2015, and December 31, 2014, excluding loans held-for-sale and PCI loans which have been segregated into pools.

	September 30, 2015
	Total Non-Performing Loans
	Non-Accruing Loans
	0-29 Days Past Due	30-89 Days Past Due	90 Days or More Past Due	Total	90 Days or More Past Due and Accruing	Total Non-Performing Loans
Loans held-for-investment:
Real estate loans:
Commercial
LTV => 35%
Substandard	$6,390	$916	$3,255	$10,561	$—	$10,561
Total commercial	6,390	916	3,255	10,561	—	10,561
One-to-four family residential
LTV < 60%
Substandard	—	183	930	1,113	—	1,113
Total	—	183	930	1,113	—	1,113
LTV => 60%
Substandard	511	137	366	1,014	—	1,014
Total	511	137	366	1,014	—	1,014
Total one-to-four family residential	511	320	1,296	2,127	—	2,127
Construction and land
Pass	—	—	—	—	112	112
Total construction and land	—	—	—	—	112	112
Multifamily
LTV => 35%
Substandard	—	—	559	559	—	559
Total multifamily	—	—	559	559	—	559
Home equity and lines of credit
Substandard	—	—	97	97	16	113
Total home equity and lines of credit	—	—	97	97	16	113
Commercial and industrial loans
Pass	—	—	—	—	15	15
Total commercial and industrial loans	—	—	—	—	15	15
Total non-performing loans held-for-investment	6,901	1,236	5,207	13,344	143	13,487
Loans acquired:
One-to-four family residential
LTV < 60%
Substandard	—	—	788	788	—	788
Total one-to-four family residential	—	—	788	788	—	788
Total non-performing loans acquired	—	—	788	788	—	788
Total non-performing loans	$6,901	$1,236	$5,995	$14,132	$143	$14,275

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

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

The following tables set forth the detail and delinquency status of originated and acquired loans held-for-investment, net of deferred fees and costs, by performing and non-performing loans at September 30, 2015, and December 31, 2014 (in thousands).

	September 30, 2015
	Performing (Accruing) Loans
	0-29 Days Past Due	30-89 Days Past Due	Total	Non-Performing Loans	Total Loans Receivable, net
Loans held-for-investment:
Real estate loans:
Commercial
LTV < 35%
Pass	$49,619	$—	$49,619	$—	$49,619
Special Mention	1,021	—	1,021	—	1,021
Substandard	1,245	—	1,245	—	1,245
Total	51,885	—	51,885	—	51,885
LTV => 35%
Pass	321,411	—	321,411	—	321,411
Special Mention	2,993	—	2,993	—	2,993
Substandard	13,889	7,324	21,213	10,561	31,774
Total	338,293	7,324	345,617	10,561	356,178
Total commercial	390,178	7,324	397,502	10,561	408,063
One-to-four family residential
LTV < 60%
Pass	40,640	2,532	43,172	—	43,172
Special Mention	166	372	538	—	538
Substandard	654	17	671	1,113	1,784
Total	41,460	2,921	44,381	1,113	45,494
LTV => 60%
Pass	44,998	260	45,258	—	45,258
Substandard	293	403	696	1,014	1,710
Total	45,291	663	45,954	1,014	46,968
Total one-to-four family residential	86,751	3,584	90,335	2,127	92,462
Construction and land
Pass	16,445	1,385	17,830	112	17,942
Total construction and land	16,445	1,385	17,830	112	17,942
Multifamily
LTV < 35%
Pass	84,882	145	85,027	—	85,027
Special Mention	55	208	263	—	263
Substandard	—	—	—	—	—
Total	84,937	353	85,290	—	85,290
LTV => 35%
Pass	1,183,518	1,590	1,185,108	—	1,185,108
Special Mention	2,731	1,152	3,883	—	3,883
Substandard	2,716	—	2,716	559	3,275
Total	1,188,965	2,742	1,191,707	559	1,192,266
Total multifamily	1,273,902	3,095	1,276,997	559	1,277,556
Home equity and lines of credit
Pass	61,456	367	61,823	—	61,823
Special Mention	77	—	77	—	77
Substandard	258	88	346	113	459
Total home equity and lines of credit	61,791	455	62,246	113	62,359
Commercial and industrial loans
Pass	28,234	—	28,234	15	28,249
Special Mention	355	—	355	—	355
Substandard	387	53	440	—	440
Total commercial and industrial loans	28,976	53	29,029	15	29,044

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

	September 30, 2015
	Performing (Accruing) Loans
	0-29 Days Past Due	30-89 Days Past Due	Total	Non-Performing Loans	Total Loans Receivable, net
Other loans
Pass	1,206	11	1,217		1,217
Total other loans	1,206	11	1,217	—	1,217
Total originated loans held-for-investment	$1,859,249	$15,907	$1,875,156	$13,487	$1,888,643
Acquired loans:
One-to-four family residential
LTV < 60%
Pass	323,316	286	323,602	—	323,602
Special Mention	563	—	563	—	563
Substandard	724	198	922	788	1,710
Total	324,603	484	325,087	788	325,875
LTV => 60%
Pass	13,763	—	13,763	—	13,763
Substandard	286	—	286	—	286
Total	14,049	—	14,049	—	14,049
Total one-to-four family residential	338,652	484	339,136	788	339,924
Commercial
LTV < 35%
Pass	2,250	—	2,250	—	2,250
Special Mention	—	—	—	—	—
Substandard	—	735	735	—	735
Total	2,250	735	2,985	—	2,985
LTV => 35%
Pass	5,571	—	5,571	—	5,571
Special Mention	891	—	891	—	891
Substandard	1,851	—	1,851	—	1,851
Total	8,313	—	8,313	—	8,313
Total commercial	10,563	735	11,298	—	11,298
Multifamily
LTV < 35%
Pass	4,736	—	4,736	—	4,736
Special Mention	142	—	142	—	142
Total	4,878	—	4,878	—	4,878
LTV => 35%
Pass	12,091	—	12,091	—	12,091
Special Mention	329	—	329	—	329
Total	12,420	—	12,420	—	12,420
Total multifamily	17,298	—	17,298	—	17,298
Total loans acquired	366,513	1,219	367,732	788	368,520
	$2,225,762	$17,126	$2,242,888	$14,275	$2,257,163

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
Loans Acquired
Real estate loans:
One-to-four family residential
LTV < 60%
Pass	225,741	526	226,267	422	226,689
Special Mention	597	—	597	—	597
Substandard	424	—	424	313	737
Total	226,762	526	227,288	735	228,023
LTV => 60%
Pass	5,787	375	6,162	—	6,162
Substandard	294	—	294	—	294
Total	6,081	375	6,456	—	6,456
Total one-to-four family residential	232,843	901	233,744	735	234,479
Commercial
LTV < 35%
Pass	2,477	—	2,477	—	2,477
Special Mention	187	521	708	—	708
Total	2,664	521	3,185	—	3,185
LTV => 35%
Pass	5,817	—	5,817	—	5,817
Special Mention	2,997	—	2,997	—	2,997
Total	8,814	—	8,814	—	8,814
Total commercial	11,478	521	11,999	—	11,999
Construction and land
Substandard	363	—	363	—	363
Total construction and land	363	—	363	—	363
Multifamily
LTV < 35%
Pass	4,857	—	4,857	—	4,857
Special Mention	164	—	164	—	164
Total	5,021	—	5,021	—	5,021
LTV => 35%
Pass	13,457	—	13,457	—	13,457
Special Mention	366	—	366	—	366
Total	13,823	—	13,823	—	13,823
Total multifamily	18,844	—	18,844	—	18,844
Total loans acquired	263,528	1,422	264,950	735	265,685
	$1,871,344	$12,252	$1,883,596	$14,583	$1,898,179

The following table summarizes originated and acquired impaired loans as of September 30, 2015, and December 31, 2014 (in thousands).

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

	September 30, 2015			December 31, 2014
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With No Allowance Recorded:
Real estate loans:
Commercial
LTV < 35%
Substandard	$—	$122	$—	$—	$—	$—
LTV => 35%
Pass	2,425	2,562	—	3,311	3,448	—
Substandard	13,182	14,495	—	12,880	14,339	—
One-to-four family residential
LTV < 60%
Pass	361	361	—	66	66	—
Special Mention	—	—	—	138	138	—
Substandard	136	136	—	262	262	—
LTV => 60%
Substandard	200	215	—	—	—	—
Multifamily
LTV => 35%
Pass	77	548	—	86	557
Substandard	1,017	1,017	—	477	477	—
Home equity and lines of credit
Special Mention	—	—	—	49	49	—
Commercial and industrial loans
Special Mention	—	—	—	267	268	—
Substandard	90	90	—	99	99	—
With a Related Allowance Recorded:
Real estate loans:
Commercial
LTV => 35%
Pass	1,662	1,662	(14)	—	—	—
Substandard	10,476	11,093	(893)	13,033	14,365	(2,361)
One-to-four family residential
LTV < 60%
Pass	372	372	(3)	—	—	—
Special Mention	—	—	—	319	319	(4)
Substandard	870	870	(91)	848	848	(95)
LTV => 60%
Substandard	645	688	(45)	294	294	(20)
Multifamily
LTV => 35%
Substandard	1,385	1,385	(172)	1,427	1,427	(215)
Home equity and lines of credit
Pass	271	271	(13)	—	—	—
Special Mention	45	45	(23)	278	278	(13)
Substandard	42	42	(25)	—	—	—
Commercial and industrial loans
Special Mention	30	30	(7)	32	32	(1)
Substandard	—	—	—	408	530	(108)
Total:
Real estate loans
Commercial	27,745	29,934	(907)	29,224	32,152	(2,361)
One-to-four family residential	2,584	2,642	(139)	1,927	1,927	(119)
Construction and land
Multifamily	2,479	2,950	(172)	1,990	2,461	(215)
Home equity and lines of credit	358	358	(61)	327	327	(13)
Commercial and industrial loans	120	120	(7)	806	929	(109)
	$33,286	$36,004	$(1,286)	$34,274	$37,796	$(2,817)

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

Included in the above table at September 30, 2015, are loans with carrying balances of $12.8 million that were not written down by either charge-offs or specific reserves in our allowance for loan losses.  Included in the above table at December 31, 2014, are loans with carrying balances of $13.1 million that were not written down by either charge-offs or specific reserves in our allowance for loan losses.  Loans not written down by charge-offs or specific reserves at September 30, 2015, and December 31, 2014, are considered to have sufficient collateral values, less costs to sell, to support the carrying balances of the loans.

The following table summarizes the average recorded investment in originated and acquired impaired loans and interest recognized on impaired loans as of, and for, the three and nine months ended September 30, 2015, and September 30, 2014 (in thousands).

	Three Months Ended				Nine Months Ended
	September 30, 2015		September 30, 2014		September 30, 2015		September 30, 2014
	Average Recorded Investment	Interest Income	Average Recorded Investment	Interest Income	Average Recorded Investment	Interest Income	Average Recorded Investment	Interest Income
With No Allowance Recorded:
Real estate loans:
Commercial
LTV < 35%
Pass	$—	$—	$—	$—	$—	$—	$851	$—
LTV => 35%
Pass	2,434	24	3,347	37	2,660	71	7,441	112
Special Mention	—	—	—	—	136	—	—	—
Substandard	13,051	147	10,549	117	12,398	517	8,832	355
Construction and land
Substandard	—	—	—	—	—	—	27	—
One-to-four family residential
LTV < 60%
Pass	363	5	—	1	203	14	—	2
Special Mention	—	—	140	2	69	—	232	5
Substandard	92	7	265	3	176	7	267	10
LTV => 60%
Substandard	178	3	—	2	89	17	—	7
Multifamily
LTV => 35%
Pass	79	4	91	4	82	13	45	13
Substandard	739	10	958	10	607	20	774	22
Home equity and lines of credit
Special Mention	24	—	25	1	36		13	2
Substandard	—	—	—	—	—	—	250	—
Commercial and industrial loans
Special Mention	15	—	17	—	74	—	113	—
Substandard	92	—	566	6	95	—	704	25
With a Related Allowance Recorded:
Real estate loans:
Commercial
LTV => 35%
Pass	1,670	22	—	—	835	67	—	—
Special Mention	—	—	—	—	—	—	725	—
Substandard	10,717	92	16,083	112	11,724	201	13,189	323
One-to-four family residential
LTV < 60%
Pass	374	2	—	—	203	8	—	—
Special Mention	—	—	324	2	159	—	244	6
Substandard	874	3	—	—	870	10	—	—
LTV => 60%
Substandard	649	4	—	—	471	40	85	—
Multifamily
LTV => 35%
Substandard	1,392	13	1,447	13	1,406	39	1,461	40

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

	Three Months Ended				Nine Months Ended
	September 30, 2015		September 30, 2014		September 30, 2015		September 30, 2014
	Average Recorded Investment	Interest Income	Average Recorded Investment	Interest Income	Average Recorded Investment	Interest Income	Average Recorded Investment	Interest Income
Home equity and lines of credit
Pass	272	2	—	—	136	6	—	—
Special Mention	23	1	308	1	150	2	324	4
Substandard	43	—	—	—	21	2	250	—
Commercial and industrial loans
Special Mention	15	1	17	1	23	1	8	1
Substandard	—	—	408	—	102	—	416	2
Total:
Real estate loans
Commercial	27,872	285	29,979	266	27,753	856	31,038	790
One-to-four family residential	2,530	24	729	10	2,240	96	828	30
Construction and land	—	—	—	—	—	—	27	—
Multifamily	2,210	27	2,496	27	2,095	72	2,280	75
Home equity and lines of credit	362	3	333	2	343	10	837	6
Commercial and industrial loans	122	1	1,008	7	294	1	1,241	28
	$33,096	$340	$34,545	$312	$32,725	$1,035	$36,251	$929

The following tables summarize loans that were modified as troubled debt restructurings ("TDRs") during the three and nine months ended September 30, 2015. There were no loans modified as TDRs during the three and nine months ended September 30, 2014.

	Three Months Ended			Nine Months Ended
	September 30, 2015
	Number of Relationships	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investement	Number of Relationships	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investement
		(dollars in thousands)			(dollars in thousands)
TDRs
Commercial real estate loans
Substandard	—	$—	$—	3	$8,457	$8,457
One-to-four family residential
Pass	—	—	—	1	20	20
Substandard	1	136	136	4	697	697
Home Equity	—	—	—	1	43	43
Total TDRs	1	$136	$136	9	$9,217	$9,217

For the three months ended September 30, 2015, the loan in the table above was restructured to receive reduced interest rates.

For the nine months ended September 30, 2015, one of the commercial real estate relationships in the table above, with a pre-modification outstanding recorded investment of $6.3 million, represents five loans to one borrower that were restructured into one loan during the nine months ended September 30, 2015. These loans were restructured to provide partial forgiveness of debt, after the borrower made a $500,000 principal payment. The remaining relationships in the table above were restructured to receive reduced interest rates.

At September 30, 2015, and December 31, 2014, there were TDRs of $31.7 million and $33.8 million, respectively.

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

At September 30, 2015, no TDR loan that was restructured during the twelve months ended September 30, 2015, had subsequently defaulted.

Note 5 – Deposits

Deposits account balances are summarized as follows (in thousands).

	September 30,	December 31,
	2015	2014
Non-interest-bearing demand	$265,524	$269,466
Interest-bearing negotiable orders of withdrawal (NOW)	188,082	124,961
Savings and money market	1,043,884	873,094
Certificates of deposit	586,057	353,144
Total deposits	$2,083,547	$1,620,665

Interest expense on deposit accounts is summarized for the periods indicated (in thousands).

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Negotiable orders of withdrawal, savings, and money market	$1,360	$560	$3,416	$1,549
Certificates of deposit	1,481	805	3,957	2,308
Total interest expense on deposit accounts	$2,841	$1,365	$7,373	$3,857

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

The following table is a summary of the Company’s stock options outstanding as of September 30, 2015, and changes therein during the nine months then ended.

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

	Number of Stock Options	Weighted Average Grant Date Fair Value	Weighted Average Exercise Price	Weighted Average Contractual Life (years)
Outstanding - December 31, 2014	5,138,072	$3.08	$10.04	7.44
Granted	1,090,000	4.07	14.76	9.66
Forfeited	(66,480)	3.91	13.13	—
Exercised	(137,371)	2.30	7.09	—
Outstanding - September 30, 2015	6,024,221	3.30	10.93	6.66
Exercisable - September 30, 2015	2,978,203	2.57	8.08	4.23

Expected future stock option expense related to the non-vested options outstanding as of September 30, 2015, is $11.1 million over an average period of 4.05 years.
The following is a summary of the status of the Company’s restricted share awards as of September 30, 2015, and changes therein during the nine months then ended.

	Number of Shares Awarded	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2014	1,003,074	$13.11
Granted	419,000	14.76
Vested	(195,892)	13.09
Forfeited	(30,280)	13.13
Non-vested at September 30, 2015	1,195,902	13.70

Expected future stock award expense related to the non-vested restricted share awards as of September 30, 2015, is $15.1 million over an average period of 4.05 years.

During the nine months ended September 30, 2015 and 2014, the Company recorded $4.7 million and $1.7 million, respectively, of stock-based compensation related to the above plans.

Note 7 – Fair Value Measurements
The following tables present the assets reported on the consolidated balance sheet at their estimated fair value as of September 30, 2015, and December 31, 2014, by level within the fair value hierarchy as required by the Fair Value Measurements and Disclosures Topic of the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC").  Financial assets and liabilities are classified in their entirety based on the level of input that is significant to the fair value measurement.  The fair value hierarchy is as follows:

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

	Fair Value Measurements at September 30, 2015 Using:
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Measured on a recurring basis:
Assets:
Investment securities:
Available-for-sale:
Mortgage-backed securities:
GSE	$567,595	$—	$567,595	$—
Non-GSE	690	—	690	—
Other securities:
Corporate bonds	11,084	—	11,084	—
Equities	289	289	—	—
Total available-for-sale	579,658	289	579,369	—
Trading securities	6,362	6,362	—	—
Total	$586,020	$6,651	$579,369	$—
Measured on a non-recurring basis:
Assets:
Impaired loans:
Real estate loans:
Commercial real estate	$16,770	$—	$—	$16,770
One-to-four family residential mortgage	1,888	—	—	1,888
Multifamily	1,463	—	—	1,463
Home equity and lines of credit	358	—	—	358
Total impaired real estate loans	20,479	—	—	20,479
Commercial and industrial loans	29	—	—	29
Other real estate owned	261	—	—	261
Total	$20,769	$—	$—	$20,769

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

	Fair Value Measurements at December 31, 2014 Using:
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
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

The following table presents qualitative information for Level 3 assets measured at fair value on a non-recurring basis at September 30, 2015 and December 31, 2014 (dollars in thousands).

	Fair Value		Valuation Methodology	Unobservable Inputs	Range of Inputs
	September 30, 2015	December 31, 2014			September 30, 2015	December 31, 2014
Impaired loans	$20,508	$20,341	Appraisals	Discount for costs to sell	7.0%	7.0%
				Discount for quick sale	10.0% - 40.0%	10.0% - 40.0%
			Discounted cash flows	Interest rates	4.75% to 7.5%	4.6% to 7.5%
Other real estate owned	$261	$752	Appraisals	Discount for costs to sell	7.0%	7.0%

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

Available for Sale Securities: The estimated fair values for mortgage-backed and corporate securities are obtained from an independent nationally recognized third-party pricing service.  The estimated fair values are derived primarily from cash flow models, which include assumptions for interest rates, credit losses, and prepayment speeds.  Broker/dealer quotes are utilized as well, when such quotes are available and deemed representative of the market.  The significant inputs utilized in the cash flow models are based on market data obtained from sources independent of the Company (Observable Inputs), and are therefore classified as Level 2 within the fair value hierarchy.  The estimated fair values of equity securities, classified as Level 1, are derived from quoted market prices in active markets.  Equity securities consist of publicly traded mutual funds.  There were no transfers of securities between Level 1 and Level 2 during the nine months ended September 30, 2015.
Trading Securities: Fair values are derived from quoted market prices in active markets.  The assets consist of publicly traded mutual funds.

Impaired Loans: At September 30, 2015, and December 31, 2014, the Company had impaired originated loans held-for-investment with outstanding principal balances of $23.0 million and $23.7 million, respectively, that were recorded at their estimated fair value of $20.5 million and $20.3 million, respectively.  The Company recorded net impairment recoveries of $887,000 for the nine months ended September 30, 2015 and net impairment charges of $146,000 for the nine months ended September 30, 2014, utilizing Level 3 inputs.  For purposes of estimating fair value of impaired loans, management utilizes independent appraisals, if the loan is collateral dependent, adjusted downward by management, as necessary, for changes in relevant valuation factors subsequent to the appraisal date, or the present value of expected future cash flows for non-collateral dependent loans and TDRs.

Other Real Estate Owned (OREO):  At September 30, 2015, and December 31, 2014, the Company had assets acquired through foreclosure, or deed in lieu of foreclosure, of $261,000 and $752,000, respectively.  These assets are recorded at estimated fair value, less estimated selling costs when acquired, establishing a new cost basis.  Estimated fair value is generally based on independent appraisals.  These appraisals include adjustments to comparable assets based on the appraisers’ market knowledge and experience, and are considered Level 3 inputs.  When an asset is acquired, the excess of the loan balance over fair value, less estimated selling costs, is charged to the allowance for loan losses.  If the estimated fair value of the asset declines, a write-down is recorded through non-interest expense.  The valuation of foreclosed assets is subjective in nature and may be adjusted in the future because of changes in economic conditions.

There was a $71,000 subsequent valuation adjustment to one OREO property for the nine months ended September 30, 2015.  Operating costs after acquisition are expensed.

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

Fair Value of Financial Instruments

The FASB ASC Topic for Financial Instruments requires disclosure of the fair value of financial assets and financial liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring or non-recurring basis.  The methodologies for estimating the fair value of financial assets and financial liabilities that are measured at fair value on a recurring or non-recurring basis are discussed above.  The following methods and assumptions were used to estimate the fair value of other financial assets and financial liabilities not already discussed above:

(a)	Cash, Cash Equivalents, and Certificates of Deposit
Cash and cash equivalents are short-term in nature with original maturities of nine months or less; the carrying amount approximates fair value.  Certificates of deposit having original terms of six-months or less; the carrying value generally approximates fair value.  Certificates of deposit with an original maturity of nine months or greater; the fair value is derived from discounted cash flows.

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

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

The estimated fair value of the Company’s significant financial instruments at September 30, 2015, and December 31, 2014, is presented in the following tables (in thousands).

	September 30, 2015
		Estimated Fair Value
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$85,988	$85,988	$—	$—	$85,988
Trading securities	6,362	6,362	—	—	6,362
Securities available-for-sale	579,658	289	579,369	—	579,658
Securities held-to-maturity	8,613	—	8,747	—	8,747
Federal Home Loan Bank of New York stock, at cost	22,203	—	22,203	—	22,203
Net loans held-for-investment	2,264,643	—	—	2,270,707	2,270,707
Financial liabilities:
Deposits	$2,083,547	$—	$2,089,582	$—	$2,089,582
Repurchase agreements, Federal Home Loan Bank advances and and other borrowings	508,623	—	512,344	—	512,344
Advance payments by borrowers	10,965	—	10,965	—	10,965

	December 31, 2014
		Estimated Fair Value
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$76,709	$76,709	$—	$—	$76,709
Trading securities	6,422	6,422	—	—	6,422
Securities available-for-sale	771,239	410	770,829	—	771,239
Securities held-to-maturity	3,609	—	3,691	—	3,691
Federal Home Loan Bank of New York stock, at cost	29,219	—	29,219	—	29,219
Net loans held-for-investment	1,916,703	—	—	1,949,511	1,949,511
Financial liabilities:
Deposits	$1,620,665	$—	$1,622,536	$—	$1,622,536
Repurchase agreements, Federal Home Loan Bank advances and and other borrowings	778,658	—	781,196	—	781,196
Advance payments by borrowers	7,792	—	7,792	—	7,792

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net income available to common stockholders	$4,677	$4,729	$13,974	$15,388

Weighted average shares outstanding-basic	41,495,862	47,598,732	42,562,396	50,357,982
Effect of non-vested restricted stock and stock options outstanding	1,148,923	986,245	1,158,949	995,545
Weighted average shares outstanding-diluted	42,644,785	48,584,977	43,721,345	51,353,527

Earnings per share-basic	$0.11	$0.10	$0.33	$0.31
Earnings per share-diluted	$0.11	$0.10	$0.32	$0.30
Anti-dilutive shares	3,281,500	2,530,800	3,223,900	1,122,636

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

•	changes in our organization, compensation, and benefit plans;

•	changes in the level of government support for housing finance;

•	significant increases in our loan losses; and

•	changes in the financial condition, results of operations, or future prospects of issuers of securities that we own.

•	our ability to successfully close and integrate the pending merger with Hopewell Valley Community Bank ("Hopewell Valley")

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

Net income was $14.0 million for the nine months ended September 30, 2015, as compared to $15.4 million for the nine months ended September 30, 2014. Diluted earnings per common share were $0.32 for the nine months ended September 30, 2015, compared to diluted earnings per common share of $0.30 for the nine months ended September 30, 2014. Earnings for the nine months ended September 30, 2015, included a charge of $795,000, or $0.02 per share, related to the write-down of deferred tax assets as a result of New York City tax reforms enacted in April 2015 and a charge of $437,000, or $0.01 per share, attributable to merger expenses associated with the Company's recently announced merger with Hopewell Valley Community Bank (discussed further below). By comparison, earnings for the nine months ended September 30, 2014, included a charge of $570,000, or $0.01 per share, related to the write-down of deferred tax assets as a result of New York State tax laws enacted in the first quarter of 2014 and a credit of $937,000 ($560,000, after tax), or $0.01 per share, in compensation and benefits, related to the settlement of the former Flatbush Federal Savings & Loan Association pension plan. For the nine months ended September 30, 2015, our return on average assets was 0.60%, as compared to 0.76% for the nine months ended September 30, 2014.  For the nine months ended September 30, 2015, our return on average stockholders’ equity was 3.24% as compared to 3.03% for the nine months ended September 30, 2014.

On August 26, 2015, the Company announced the signing of a definitive agreement under which Hopewell Valley Community Bank ("Hopewell Valley") will merge with and into the Company's subsidiary, Northfield Bank. Consideration will be paid to Hopewell Valley stockholders in a combination of stock and cash valued at approximately $54.9 million, based on Northfield's closing price of $14.87 on August 25, 2015. The merger will double Northfield’s presence in New Jersey and bring total assets to approximately $3.7 billion. The completion of the transaction is subject to Hopewell Valley's stockholder approval and normal and customary regulatory approvals for both companies.

Comparison of Financial Condition at September 30, 2015, and December 31, 2014
Total assets increased $160.6 million, or 5.3%, to $3.18 billion at September 30, 2015, from $3.02 billion at December 31, 2014. The increase was primarily attributable to an increase in loans held-for-investment, net, of $347.3 million, partially offset by a decrease in securities available-for-sale of $191.6 million.

The securities available-for-sale portfolio totaled $579.7 million at September 30, 2015, compared to $771.2 million at December 31, 2014.  At September 30, 2015, $567.6 million of the portfolio consisted of residential mortgage-backed securities issued or guaranteed by Fannie Mae, Freddie Mac, or Ginnie Mae. In addition, the Company held $11.1 million in corporate bonds, all of which were rated investment grade at September 30, 2015, and also held $289,000 of equity investments in money market mutual funds. The effective duration of the securities portfolio at September 30, 2015 was 3.9 years.

 Total loans held-for-investment, net, increased $347.3 million to $2.29 billion at September 30, 2015, as compared to $1.94 billion at December 31, 2014. The increase was primarily attributable to increases in originated loans held-for-

investment, net, and loans acquired, partially offset by a decrease in purchased credit-impaired (“PCI”) loans held-for-investment.

Originated loans held-for-investment, net, totaled $1.89 billion at September 30, 2015, as compared to $1.63 billion at December 31, 2014.  The increase was primarily due to an increase in multifamily real estate loans of $203.1 million, or 18.9%, to $1.28 billion at September 30, 2015, from $1.07 billion at December 31, 2014. The following table details our multifamily real estate loan originations for the nine months ended September 30, 2015 (dollars in thousands).

Originations	Weighted Average Interest Rate	Weighted Average Loan-to-Value Ratio	Weighted Average Months to Next Rate Change or Maturity for Fixed Rate Loans	(F)ixed or (V)ariable	Amortization Term
$315,059	3.37%	65%	76	V	15 - 30 Years
2,829	4.14%	24%	180	F	15 Years
$317,888	3.38%	64%

Acquired loans increased by $102.8 million to $368.5 million at September 30, 2015, from $265.7 million at December 31, 2014, primarily due to the purchase of $135.9 million of one-to-four family residential real estate loans, partially offset by paydowns during the period.

PCI loans, primarily acquired as part of a transaction with the Federal Deposit Insurance Corporation, decreased to $33.1 million at September 30, 2015, as compared to $44.8 million at December 31, 2014, due to paydowns and sales.  The Company accreted interest income of $3.3 million for the nine months ended September 30, 2015, compared to $3.7 million for the nine months ended September 30, 2014.

Total liabilities increased $196.4 million, or 8.1%, to $2.62 billion at September 30, 2015, from $2.43 billion at December 31, 2014.  The increase was primarily attributable to an increase in deposits of $462.9 million, partially offset by decreases in securities sold under agreements to repurchase of $109.2 million and Federal Home Loan Bank advances and other borrowings of $160.8 million.

Deposits increased $462.9 million, or 28.6%, to $2.08 billion at September 30, 2015, from $1.62 billion at December 31, 2014. The increase was attributable to increases of $232.9 million in certificate of deposit accounts ($203.8 million of which were brokered deposits), $80.8 million in savings accounts, $90.0 million in money market accounts, and $59.2 million in transaction accounts.

Borrowings and securities sold under agreements to repurchase decreased by $270.0 million, or 34.7%, to $508.6 million at September 30, 2015, from $778.7 million at December 31, 2014.  Management utilizes borrowings to mitigate interest rate risk, for short-term liquidity, and to a lesser extent as part of leverage strategies.  The following is a table of term borrowing maturities (excluding capitalized leases and overnight borrowings) and the weighted average rate by year (dollars in thousands) at September 30, 2015.

Year	Amount	Weighted Average Rate
2015	$31,000	1.90%
2016	108,910	2.18%
2017	165,003	1.22%
2018	142,715	1.66%
2019	33,502	1.88%
2020	20,000	1.58%
	$501,130	1.66%

Total stockholders’ equity decreased by $35.8 million to $558.1 million at September 30, 2015, from $593.9 million at December 31, 2014.  This decrease was primarily attributable to stock repurchases of $48.0 million and dividend payments of $9.2 million. These decreases were partially offset by net income of $14.0 million for the nine months ended September 30, 2015, $6.1 million of stock compensation activity, and a $1.3 million increase in accumulated other comprehensive income, attributable to the increase in fair value of our securities available-for-sale portfolio.

Comparison of Operating Results for the Nine Months Ended September 30, 2015 and 2014

Net Income. Net income was $14.0 million and $15.4 million for the nine months ended September 30, 2015, and September 30, 2014, respectively. Significant variances from the comparable prior year period are as follows: a $4.2 million increase in net interest income, a $623,000 decrease in non-interest income, a $5.6 million increase in non-interest expense, and a $488,000 decrease in income tax expense.

Interest Income. Interest income increased $7.7 million, or 11.4%, to $75.4 million for the nine months ended September 30, 2015, from $67.6 million for the nine months ended September 30, 2014, primarily due to an increase in average interest-earing assets of $370.3 million, or 14.8%, partially offset by a 10 basis point decline in yields earned on interest-earning assets. Interest income on loans increased by $10.5 million, primarily attributable to an increase in the average loan balances of $533.6 million, which was partially offset by a decrease of 52 basis points in the yield earned. The Company accreted interest income related to its PCI loans of $3.3 million for the nine months ended September 30, 2015, as compared to $3.7 million for the comparable prior year period. Interest income on loans for the nine months ended September 30, 2015, reflected loan prepayment income of $1.7 million compared to $1.0 million for the nine months ended September 30, 2014. The nine months ended September 30, 2014, also included a recovery of $246,000 of interest income that was previously charged-off related to a loan payoff. Interest income on mortgage-backed securities decreased by $3.0 million primarily due to a decrease in the average balances of $174.8 million, or 21.3%, and a four basis point decrease in the yield earned.

Interest Expense. Interest expense increased $3.5 million, or 31.8%, to $14.5 million for the nine months ended September 30, 2015, from $11.0 million for the nine months ended September 30, 2014. The increase was primarily due to an increase in interest expense on deposits, primarily as a result of an increase in the average balance of interest bearing deposits of $333.5 million, or 26.7%, to $1.58 billion for the nine months ended September 30, 2015, from $1.25 billion for the nine months ended September 30, 2014, as well as a 21 basis point increase in the cost of interest bearing deposits to 0.62% from 0.41%, due to higher rates offered on our deposit products to remain competitive.
Net Interest Income. Net interest income for the nine months ended September 30, 2015, increased $4.2 million, or 7.5%, primarily due to a $370.3 million, or 14.8%, increase in our average interest-earning assets, partially offset by a 19 basis point decrease in our net interest margin to 2.83%. The increase in average interest-earning assets was primarily attributable to an increase in average loans outstanding of $533.6 million, partially offset by a decrease in average mortgage-backed securities of $174.8 million. Yields earned on interest-earning assets decreased 10 basis points to 3.51% for the nine months ended September 30, 2015, from 3.61% for the comparable prior year period. Net interest income for the nine months ended September 30, 2015, also was affected by an increase in interest expense, driven by a $446.3 million, or 25.2%, increase in our average interest-bearing liabilities. The cost of interest-bearing liabilities increased five basis points to 0.88% for the nine months ended September 30, 2015 as compared to 0.83% for the comparable prior year period, resulting from an increase in the cost of interest-bearing deposits, partially offset by lower rates on borrowed funds.

Provision for Loan Losses. The provision for loan losses decreased by $116,000 to $472,000 for the nine months ended September 30, 2015, from $588,000 for the nine months ended September 30, 2014, due to an improvement in asset quality indicators and stable economic and business conditions, partially offset by an increase in the provision from the recasting of cash flows on the Company's PCI portfolio, whereas the prior year period included the reversal of previously recorded impairments in the PCI portfolio. Net charge-offs were $1.1 million for the nine months ended September 30, 2015, compared to net charge-offs of $348,000 for the nine months ended September 30, 2014. The increased level of charge-offs is primarily related to recoveries recorded in 2014 and to five previously impaired loans to one borrower that were restructured and partially charged-off during the first quarter of 2015. These loans had existing specific reserves associated with them that adequately covered the charge-offs, resulting in no material effect on the provision for loan losses for the nine months ended September 30, 2015. At September 30, 2015, the balance of the restructured loan was $6.0 million, with a related specific reserve of $542,000.

Non-interest Income. Non-interest income decreased $623,000, or 9.7%, to $5.8 million for the nine months ended September 30, 2015, from $6.4 million for the nine months ended September 30, 2014, due to decreases in fees and service charges for customer services of $94,000, income on bank owned life insurance of $110,000 and gains on securities transactions, net, of $544,000. These decreases were partially offset by an increase in other income of $125,000, primarily related to a $129,000 realized gain on the sale of an other real estate owned property during the nine months ended September 30, 2015. Securities losses, net, in the nine months ended September 30, 2015 and September 30, 2014, included losses of $390,000 and $17,000, respectively, related to the Company’s trading portfolio.  The trading portfolio is utilized to fund the Company’s deferred compensation obligation to certain employees and directors of the Company's deferred compensation plan (the Plan). The participants of this Plan, at their election, defer a portion of their compensation. Gains and losses on trading securities have no effect on net income since participants benefit from, and bear the full risk of, changes in the trading securities market values. Therefore, the Company records an equal and offsetting amount in compensation expense, reflecting the change in the Company’s obligations under the Plan.

Non-interest Expense. Non-interest expense increased $5.6 million, or 14.8%, to $43.7 million for the nine months ended September 30, 2015, from $38.0 million for the nine months ended September 30, 2014. This was primarily due to a $3.9 million increase in compensation and employee benefits, primarily attributable to increased salary expense, health benefit costs, and stock compensation expense, related to stock awards issued in June 2014 and May 2015, a $342,000 increase in occupancy costs, a $489,000 increase in professional fees, primarily attributable to merger expenses associated with the pending merger with Hopewell Valley, and an $819,000 increase in other expenses, largely due to an increase in Directors' stock awards. By comparison, non-interest expense for the nine months ended September 30, 2014, was favorably affected by a pre-tax gain of $937,000 related to the settlement of the former Flatbush Federal Savings & Loan Association pension plan.

Income Tax Expense. The Company recorded income tax expense of $8.5 million for the nine months ended September 30, 2015, compared to $9.0 million for the nine months ended September 30, 2014.  The effective tax rate for the nine months ended September 30, 2015, was 37.9% compared to 36.9% for the nine months ended September 30, 2014. Income tax expense for the nine months ended September 30, 2015, included a deferred tax asset write-down of $795,000 related to New York City tax reforms enacted in April 2015, whereas the comparable prior year period included a deferred tax asset write-down of $570,000 related to New York State tax reforms enacted in March 2014. The nine months ended September 30, 2015, also included $437,000 in non-deductible merger related expenses.

ANALYSIS OF NET INTEREST INCOME
(Dollars in thousands)

	For the Nine Months Ended
	September 30, 2015			September 30, 2014
	Average Outstanding Balance	Interest	Average Yield/ Rate (1)	Average Outstanding Balance	Interest	Average Yield/ Rate (1)
Interest-earning assets:
Loans (2)	$2,077,241	$64,034	4.12%	$1,543,615	$53,525	4.64%
Mortgage-backed securities (3)	645,543	10,036	2.08	820,349	13,029	2.12
Other securities (3)	52,026	292	0.75	81,122	460	0.76
Federal Home Loan Bank of New York stock	26,521	905	4.56	18,569	571	4.11
Interest-earning deposits in financial institutions	71,479	93	0.17	38,863	37	0.13
Total interest-earning assets	2,872,810	75,360	3.51	2,502,518	67,622	3.61
Non-interest-earning assets	219,555			205,777
Total assets	$3,092,365			$2,708,295

Interest-bearing liabilities:
Savings, NOW, and money market accounts	$1,097,582	$3,416	0.42%	$948,374	$1,549	0.22%
Certificates of deposit	485,647	3,957	1.09	301,331	2,308	1.02
Total interest-bearing deposits	1,583,229	7,373	0.62	1,249,705	3,857	0.41
Borrowed funds	631,245	7,145	1.51	518,499	7,160	1.85
Total interest-bearing liabilities	2,214,474	14,518	0.88	1,768,204	11,017	0.83
Non-interest bearing deposit accounts	262,804			228,182
Accrued expenses and other liabilities	39,309			33,361
Total liabilities	2,516,587			2,029,747
Stockholders' equity	575,778			678,548
Total liabilities and stockholders' equity	$3,092,365			$2,708,295

Net interest income		$60,842			$56,605
Net interest rate spread (4)			2.63%			2.78%
Net interest-earning assets (5)	$658,336			$734,314
Net interest margin (6)			2.83%			3.02%
Average interest-earning assets to interest-bearing liabilities			129.73%			141.53%

(1)	Average yields and rates are annualized.
(2)	Includes non-accruing loans.
(3)	Securities available-for-sale are reported at amortized cost.
(4)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(5)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(6)	Net interest margin represents net interest income divided by average total interest-earning assets.

Comparison of Operating Results for the Three Months Ended September 30, 2015 and 2014

Net Income.    Net income was $4.7 million for each of the quarters ended September 30, 2015 and 2014.  Significant variances from the comparable prior year period are as follows: a $1.6 million increase in net interest income and a $1.6 million increase in non-interest expense.

Interest Income.  Interest income increased $2.9 million, or 12.6%, to $25.6 million for the quarter ended September 30, 2015, from $22.7 million for the quarter ended September 30, 2014, primarily due to an increase in average interest-earing assets of $412.4 million, or 16.4%, partially offset by a 12 basis point decline in yields earned on interest-earning assets. Interest income on loans increased by $3.8 million, primarily attributable to an increase in the average loan balances of $568.6 million, which was partially offset by a decrease of 48 basis points in the yield earned. The Company accreted interest income related to its PCI loans of $1.0 million for the quarter ended September 30, 2015, as compared to $1.2 million for the quarter ended September 30, 2014. Interest income on loans for the quarter ended September 30, 2015 reflected loan prepayment income of $489,000 compared to $295,000 for the quarter ended September 30, 2014. Interest income on mortgage-backed securities decreased by $1.0 million primarily due to a decrease in the average balances of $155.7 million, or 20.3%, and a nine basis point decrease in the yield.

Interest Expense.   Interest expense increased $1.3 million, or 33.7%, to $5.0 million for the quarter ended September 30, 2015, from $3.7 million for the quarter ended September 30, 2014. The increase consisted of a $1.5 million increase in interest expense on deposits, partially offset by a $216,000 decrease in interest expense on borrowings. The increase in interest expense on deposits was due to an increase in the average balance of interest bearing deposits of $466.0 million, or 37.4%, to $1.71 billion for the quarter ended September 30, 2015, from $1.25 billion for the quarter ended September 30, 2014, and a 23 basis point increase in the cost of interest bearing deposits to 0.66% from 0.43%, due to higher rates offered on our deposit products to remain competitive. The decrease in interest expense on borrowings was attributed to a 12 basis point decrease in the cost of borrowings to 1.51%, from 1.63% for the quarter ended September 30, 2014 and a decrease in the average balances of borrowings of $11.0 million, or 1.9%, to $564.9 million for the quarter ended September 30, 2015, from $575.9 million for the quarter ended September 30, 2014.
Net Interest Income.   Net interest income for the quarter ended September 30, 2015, increased $1.6 million, or 8.5%, primarily due to an increase in average interest-earning assets of $412.4 million, or 16.4%, partially offset by a 21 basis point decrease in our net interest margin to 2.79%. The increase in average interest-earning assets was primarily attributable to an increase in average loans outstanding of $568.6 million, partially offset by a decrease in average mortgage-backed securities of $155.7 million. Yields earned on interest-earning assets decreased 12 basis points to 3.47% for the quarter ended September 30, 2015, from 3.59% for the comparable prior year quarter. Net interest income for the quarter ended September 30, 2015, also was affected by an increase in interest expense, driven by a $455.0 million, or 25.0%, increase in our average interest-bearing liabilities. The cost of interest-bearing liabilities increased six basis points to 0.87% for the quarter ended September 30, 2015 as compared to 0.81% for the quarter ended September 30, 2014, driven by an increase in the cost of interest-bearing deposits, partially offset by lower rates on borrowed funds.

Provision for Loan Losses.    The provision for loan losses decreased $117,000 to $200,000 for the quarter ended September 30, 2015, from $317,000 for the quarter ended September 30, 2014, due to an improvement in asset quality indicators and stable economic and business conditions, partially offset by an increase in the provision from the recasting of cash flows on the Company's PCI portfolio. Net charge-offs were $61,000 for the quarter ended September 30, 2015, compared to net charge-offs of $307,000 for the quarter ended September 30, 2014.

Non-interest Income. Non-interest income decreased $174,000, or 9.5%, to $1.7 million for the quarter ended September 30, 2015, from $1.8 million for the quarter ended September 30, 2014.  This decrease was primarily a result of a $155,000 decrease in gains on securities transactions, net. Securities losses, net, in the third quarter of 2015 included losses of $401,000 related to the Company's trading portfolio described above, while the third quarter of 2014 included losses of $262,000.

       Non-interest Expense. Non-interest expense increased $1.6 million, or 11.9%, to $14.8 million for the quarter ended September 30, 2015, from $13.3 million for the quarter ended September 30, 2014. This increase was primarily due to a $469,000 increase in compensation and employee benefits, primarily attributable to increased stock compensation expense, related to stock awards issued in May 2015, a $163,000 increase in occupancy costs, a $402,000 increase in professional fees, primarily attributable to the Hopewell Valley merger, and a $570,000 increase in other expenses, largely due to an increase in Directors' stock awards.

Income Tax Expense.  The Company recorded income tax expense of $2.5 million for both quarters ended September 30, 2015 and September 30, 2014. The effective tax rate for the quarter ended September 30, 2015, was 35.0% as compared to 34.5% for the quarter ended September 30, 2014. The quarter ended September 30, 2015 included $437,000 in non-deductible merger related expenses.

ANALYSIS OF NET INTEREST INCOME
(Dollars in thousands)

	For the Three Months Ended
	September 30, 2015			September 30, 2014
	Average Outstanding Balance	Interest	Average Yield/ Rate (1)	Average Outstanding Balance	Interest	Average Yield/ Rate (1)
Interest-earning assets:
Loans (2)	$2,175,407	$22,077	4.03%	$1,606,774	$18,263	4.51%
Mortgage-backed securities (3)	612,301	3,134	2.03	768,007	4,097	2.12
Other securities (3)	38,100	64	0.67	77,297	146	0.75
Federal Home Loan Bank of New York stock	24,285	265	4.33	19,690	189	3.81
Interest-earning deposits in financial institutions	75,148	30	0.16	41,026	12	0.12
Total interest-earning assets	2,925,241	25,570	3.47	2,512,794	22,707	3.59
Non-interest-earning assets	220,794			207,780
Total assets	$3,146,035			$2,720,574

Interest-bearing liabilities:
Savings, NOW, and money market accounts	$1,164,887	$1,360	0.46%	$949,355	$560	0.23%
Certificates of deposit	548,488	1,481	1.07	297,992	805	1.07
Total interest-bearing deposits	1,713,375	2,841	0.66	1,247,347	1,365	0.43
Borrowed funds	564,898	2,156	1.51	575,916	2,372	1.63
Total interest-bearing liabilities	2,278,273	4,997	0.87	1,823,263	3,737	0.81
Non-interest bearing deposit accounts	258,476			237,824
Accrued expenses and other liabilities	44,840			26,274
Total liabilities	2,581,589			2,087,361
Stockholders' equity	564,446			633,213
Total liabilities and stockholders' equity	$3,146,035			$2,720,574

Net interest income		$20,573			$18,970
Net interest rate spread (4)			2.60%			2.77%
Net interest-earning assets (5)	$646,968			$689,531
Net interest margin (6)			2.79%			3.00%
Average interest-earning assets to interest-bearing liabilities			128.40%			137.82%

(1)	Average yields and rates are annualized.
(2)	Includes non-accruing loans.
(3)	Securities available-for-sale are reported at amortized cost.
(4)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(5)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(6)	Net interest margin represents net interest income divided by average total interest-earning assets.

Asset Quality

PCI Loans

At September 30, 2015, based on contractual principal, 4.6% of PCI loans were past due 30 to 89 days, and 21.6% were past due 90 days or more, as compared to 7.8% and 24.1%, respectively, at December 31, 2014.

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

	September 30, 2015	June 30, 2015	March 31, 2015	December 31, 2014	September 30, 2014
Non-accruing loans:
Held-for-investment	$4,918	$4,118	$5,233	$4,332	$4,350
Held-for-sale	—	325	—	—	—
Non-accruing loans subject to restructuring agreements:
Held-for-investment	9,214	9,329	8,567	9,543	9,608
Total non-accruing loans	14,132	13,772	13,800	13,875	13,958
Loans 90 days or more past due and still accruing:
Held-for-investment	143	967	282	708	418
Total non-performing loans	14,275	14,739	14,082	14,583	14,376
Other real estate owned	261	423	532	752	491
Total non-performing assets	$14,536	$15,162	$14,614	$15,335	$14,867
Non-performing loans to total loans	0.62%	0.67%	0.70%	0.75%	0.79%
Non-performing assets to total assets	0.46%	0.48%	0.48%	0.51%	0.51%
Loans subject to restructuring agreements and still accruing	$22,465	$22,516	$20,810	$24,213	$24,643
Accruing loans 30 to 89 days delinquent	$17,126	$15,394	$15,319	$12,252	$16,202

Total Non-accruing Loans

The following table details the change in non-accrual loans from December 31, 2014, to September 30, 2015 (dollars in thousands).

At or for the nine months ended September 30, 2015
Balance at beginning of period	$13,875
Additions	2,142
Charge-offs	(691)
Pay-offs and principal pay-downs	(550)
Returned to accrual status	(331)
Sales	(313)
Balance at end of period	$14,132

Loans Subject to TDR Agreements

Included in non-accruing loans are loans subject to TDR agreements totaling $9.2 million and $9.5 million at September 30, 2015, and December 31, 2014, respectively.  At September 30, 2015, $2.3 million, or 25.1%, of the $9.2 million were not performing in accordance with their restructured terms, as compared to the entire $9.5 million at December 31, 2014. Two separate relationships account for the loans not performing in accordance with their restructured terms at September 30, 2015. These loans are primarily collateralized by real estate with an aggregate appraised value of $2.6 million.

The Company also holds loans subject to restructuring agreements that are on accrual status, totaling $22.5 million and $24.2 million at September 30, 2015, and December 31, 2014, respectively.  At September 30, 2015, loans totaling $1.7 million, or 7.7%, of the $22.5 million were not performing in accordance with the restructured terms, as compared to $1.6 million, or 6.6%, of the $24.2 million at December 31, 2014.  These loans were less than 90 days delinquent at September 30, 2015. Generally, the types of concessions that we make to troubled borrowers include reductions to both temporary and permanent interest rates, extensions of payment terms, and to a lesser extent forgiveness of principal and interest.

The following table details the amounts and categories of the loans subject to restructuring agreements by loan type as of September 30, 2015, and December 31, 2014 (dollars in thousands).

	September 30, 2015		December 31, 2014
	Non-Accruing	Accruing	Non-Accruing	Accruing
TDRs:
Real estate loans:
Commercial	$8,703	$17,994	$9,135	$19,570
One-to-four family residential	511	2,072	—	1,927
Multifamily	—	1,920	—	1,990
Home equity and lines of credit	—	359	—	327
Commercial and industrial loans	—	120	408	399
	$9,214	$22,465	$9,543	$24,213

Accruing Loans 30 to 89 Days Delinquent

Loans 30 to 89 days delinquent and on accrual status at September 30, 2015, and December 31, 2014 totaled $17.1 million and $12.3 million, respectively. The following table sets forth delinquencies for accruing loans by type and by amount at September 30, 2015, and December 31, 2014 (dollars in thousands).

	September 30, 2015	December 31, 2014
Real estate loans:
Commercial	$8,059	$6,492
One-to-four family residential	4,068	4,353
Construction and land	1,385	—
Multifamily	3,095	1,090
Home equity and lines of credit	455	135
Commercial and industrial loans	53	122
Other loans	11	60
Total delinquent accruing loans	$17,126	$12,252

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

Northfield Bank's primary sources of funds are deposits, principal and interest payments on loans and securities, borrowed funds, the proceeds from maturing securities and short-term investments, and to a lesser extent the proceeds from the sales of loans and securities and wholesale borrowings.  The scheduled amortization of loans and securities, as well as proceeds from borrowed funds, are predictable sources of funds.  Other funding sources, however, such as deposit inflows and loan prepayments are greatly influenced by market interest rates, economic conditions, and competition.  Northfield Bank is a member of the FHLB, which provides an additional source of short-term and long-term funding.  Northfield Bank also has short-term borrowing capabilities with the Federal Reserve Bank.  Northfield Bank’s borrowed funds, excluding capitalized lease obligations and floating rate advances, were $501.1 million at September 30, 2015, and had a weighted average interest rate of 1.66%.  A total of $102.0 million of these borrowings will mature in less than one year.  Borrowed funds, excluding capitalized lease obligations and floating rate advances, were $775.7 million at December 31, 2014.  Northfield Bank has the ability to obtain additional funding from the FHLB and Federal Reserve Bank discount window of approximately $726.7 million utilizing unencumbered securities of $116.1 million and multifamily loans of $610.6 million at September 30, 2015.  Northfield Bank expects to have sufficient funds available to meet current commitments in the normal course of business.
Northfield Bancorp, Inc. (stand alone) is a separate legal entity from Northfield Bank and must provide its own liquidity to pay dividends, repurchase its stock, and for other corporate purposes. Northfield Bancorp, Inc.'s primary source of liquidity is dividend payments from Northfield Bank. At September 30, 2015, Northfield Bancorp, Inc. (stand alone) had liquid assets of approximately $7.1 million.
Capital Resources.  At September 30, 2015, and December 31, 2014, as set forth in the following table, Northfield Bank exceeded all of the regulatory capital requirements to which it was subject at such dates.

	Actual	For Capital Adequacy Purposes	For Well Capitalized Under Prompt Corrective Action Provisions
As of September 30, 2015:
Common equity Tier 1 capital (to risk-weighted assets)	20.97%	4.50%	6.50%
Tier 1 leverage	16.22%	4.00%	5.00%
Tier I capital (to risk-weighted assets)	20.97%	6.00%	8.00%
Total capital (to risk-weighted assets)	22.05%	8.00%	10.00%
As of December 31, 2014:
Tangible capital to tangible assets	16.46%	1.50%	NA
Tier I capital (core) (to adjusted total assets)	16.46%	4.00%	5.00%
Total capital (to risk-weighted assets)	22.95%	8.00%	10.00%

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

At September 30, 2015, as set forth in the following table, Northfield Bancorp, Inc. exceeded all of the regulatory capital requirements to which it was subject at such dates.

	Actual	For Capital Adequacy Purposes	For Well Capitalized Under Prompt Corrective Action Provisions
Common equity Tier 1 capital (to risk-weighted assets)	22.36%	4.50%	6.50%
Tier 1 leverage	17.29%	4.00%	5.00%
Tier I capital (to risk-weighted assets)	22.36%	6.00%	8.00%
Total capital (to risk-weighted assets)	23.44%	8.00%	10.00%

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
The following table shows the contractual obligations of the Company by expected payment period as of September 30, 2015 (dollars in thousands).

Contractual Obligation	Total	Less than One Year	One to less than Three Years	Three to less than Five Years	Five Years and greater
Debt obligations (excluding capitalized leases)	$501,130	$102,000	$313,548	$85,582	$—
Commitments to originate loans	69,196	69,196	—	—	—
Commitments to fund unused lines of credit	64,752	64,752	—	—	—

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
The tables below set forth, as of September 30, 2015 and December 31, 2014, our calculation of the estimated changes in our NPV, NPV ratio, and percent change in net interest income that would result from the designated instantaneous and sustained changes in interest rates.  Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied on as indicative of actual results (dollars in thousands).

	NPV at September 30, 2015
Change in Interest Rates (basis points)	Estimated Present Value of Assets	Estimated Present Value of Liabilities	Estimated NPV	Estimated Change in NPV	Estimated Change in NPV %	Estimated NPV/Present Value of Assets Ratio	Net Interest Income Percent Change
+400	$2,790,400	$2,429,160	$361,240	$(235,835)	(39.50)%	12.95%	(18.99)%
+300	2,875,998	2,467,533	408,465	(188,610)	(31.59)	14.20	(14.13)
+200	2,972,718	2,507,172	465,546	(131,529)	(22.03)	15.66	(9.19)
+100	3,074,106	2,548,135	525,971	(71,104)	(11.91)	17.11	(4.51)
—	3,187,559	2,590,484	597,075	—	—	18.73	—
(100)	3,329,203	2,635,495	693,708	96,633	16.18	20.84	0.65
(200)	3,505,457	2,655,302	850,155	253,080	42.39	24.25	(1.12)

	NPV at December 31, 2014
Change in Interest Rates (basis points)	Estimated Present Value of Assets	Estimated Present Value of Liabilities	Estimated NPV	Estimated Change In NPV	Estimated Change in NPV %	Estimated NPV/Present Value of Assets Ratio	Net Interest Income Percent Change
+400	$2,666,893	$2,236,062	$430,831	$(233,202)	(35.12)%	16.15%	(16.56)%
+300	2,750,724	2,272,781	477,943	(186,090)	(28.02)	17.38	(12.29)
+200	2,844,970	2,310,727	534,243	(129,790)	(19.55)	18.78	(7.96)
+100	2,943,080	2,349,959	593,121	(70,912)	(10.68)	20.15	(3.88)
—	3,054,570	2,390,537	664,033	—	—	21.74	—
(100)	3,180,875	2,431,040	749,835	85,802	12.92	23.57	0.18
(200)	3,325,206	2,456,489	868,717	204,684	30.82	26.13	(1.83)

The first table above indicates that at September 30, 2015, in the event of a 200 basis point decrease in interest rates, we would experience a 42.39% increase in estimated net portfolio value and a 1.12% decrease in net interest income. In the event of a 400 basis point increase in interest rates, we would experience a 39.50% decrease in estimated net portfolio value and a 18.99% decrease in net interest income. Our policies provide that, in the event of a 300 basis point increase/decrease or less in interest rates, our net present value ratio should decrease by no more than 800 basis points and in the event of a 200 basis point increase, our projected net interest income should decrease by no more than 21%, and in the event of a 200 basis point decrease, our projected net interest income should decrease by no more than 15%.  Additionally, our policy states that our net portfolio value should be between 8% and 10% of total assets before and after such shock. However, when the federal funds rate is low and negative rate shocks do not produce meaningful results, management may temporarily suspend use of guidelines for negative rate shocks. At September 30, 2015, we were in compliance with all board approved policies with respect to interest rate risk management.

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

ITEM 4.    CONTROLS AND PROCEDURES
An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of September 30, 2015.  Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

During the three months ended September 30, 2015, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

ITEM 1.     LEGAL PROCEEDINGS
The Company and subsidiaries are subject to various legal actions arising in the normal course of business.  In the opinion of management, the resolution of these legal actions is not expected to have a material adverse effect on the Company’s consolidated financial condition or results of operations.

ITEM 1A.  RISK FACTORS
During the nine months ended September 30, 2015, there have been no material changes to the risk factors as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014, as filed with the SEC.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	Unregistered Sale of Equity Securities. There were no sales of unregistered securities during the period covered by this report.

(b)	Use of Proceeds. Not applicable.

(c)	Repurchases of Our Equity Securities.
The following table shows the Company’s repurchase of its common stock for the three months ended September 30, 2015.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number of Shares that May Yet Be Purchased Under Plans or Programs (1)
July 1, 2015 through July 31, 2015	187,245	$15.01	174,800	210,716
August 1, 2015 through August 31, 2015	58,186	$14.97	58,186	153,791
September 1, 2015 through September 30, 2015	141,000	$14.97	141,000	12,600
Total	386,431	$14.99	373,986
 (1) The repurchase program permits shares to be repurchased in open market or private transactions, through block trades, and pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities and Exchange Commission. The number of shares remaining to be purchased at September 30, 2015, is calculated utilizing the remaining approved repurchase amount of $192,000 divided by the closing price of the stock on that day.
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

Date: November 9, 2015

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
The following materials from the Company’s Report on Form 10-Q for the quarter ended September 30, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Statements of Changes in Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements