Form 10-K
period 2015-12-31
Northfield Bancorp, Inc.
filed 2016-03-15
CIK 1493225

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2015
OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from _______________ to _________________
Commission File No. 001-35791
Northfield Bancorp, Inc.
(Exact name of registrant as specified in its charter)

Delaware	80-0882592
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

581 Main Street, Suite 810 Woodbridge, New Jersey	07095
(Address of Principal Executive Offices)	Zip Code
(732) 499-7200
(Registrant’s telephone number, including area code)

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $0.01 per share	The NASDAQ Stock Market, LLC
Securities Registered Pursuant to Section 12(g) of the Act:
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☐    No  ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes  ☐    No  ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☑    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☑   No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer	☐	Accelerated filer	☑
Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes    ☐    No     ☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, computed by reference to price at which the common equity was last sold on June 30, 2015 was $607,400,542.
As of February 29, 2016, there were outstanding 48,287,468 shares of the registrant’s common stock.
DOCUMENTS INCORPORATED BY REFERENCE
Certain portions of the registrant’s Definitive Proxy Statement (the 2016 Proxy Statement) for the 2016 Annual Meeting of the Stockholders to be held May 25, 2016, will be incorporated by reference in Part III. The 2016 Proxy Statement will be filed within 120 days of December 31, 2015.

NORTHFIELD BANCORP, INC.

ANNUAL REPORT ON FORM 10-K

PART I

ITEM 1.	BUSINESS

Forward-Looking Statements

This Annual Report contains certain “forward-looking statements,” which can be identified by the use of such words as “estimate”, “project,” “believe,” “intend,” “anticipate,” “plan”, “seek”, “expect” and words of similar meaning.  These forward-looking statements include, but are not limited to:

•	statements of our goals, intentions, and expectations;

•	statements regarding our business plans, prospects, growth and operating strategies;

•	statements regarding the quality of our loan and investment portfolios; and

•	estimates of our risks and future costs and benefits.

These forward-looking statements are based on current beliefs and expectations of our management and are inherently subject to significant business, economic and competitive uncertainties, and contingencies, many of which are beyond our control.  In addition, these forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to change.

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

•	general economic conditions, either nationally or in our market areas, that are worse than expected;

•	competition among depository and other financial institutions;

•	inflation and changes in the interest rate environment that reduce our margins and yields or reduce the fair value of financial instruments;

•	adverse changes in the securities or credit markets;

•	changes in laws or government regulations or policies affecting financial institutions, including changes in regulatory fees and capital requirements;

•	our ability to manage operations in the current economic conditions;

•	our ability to enter new markets successfully and capitalize on growth opportunities;

•	our ability to successfully integrate acquired entities, including Hopewell Valley Community Bank (Hopewell Valley), which we acquired on January 8, 2016;

•	changes in consumer spending, borrowing and savings habits;

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

Northfield Bancorp, Inc.

Northfield Bancorp, Inc., a Delaware corporation (the Company), was organized in June 2010 and is the single bank holding company for Northfield Bank. Northfield Bancorp, Inc. uses the support staff and offices of Northfield Bank and reimburses Northfield Bank for these services.  If Northfield Bancorp, Inc. expands or changes its business in the future, it may hire its own employees. In the future, we may pursue other business activities, including mergers and acquisitions, investment alternatives and diversification of operations.

Northfield Bancorp, Inc. is subject to comprehensive regulation and examination by the Board of Governors of the Federal Reserve System.

Northfield Bancorp, Inc.’s main office is located at 581 Main Street, Suite 810, Woodbridge, New Jersey 07095, and its telephone number at this address is (732) 499-7200.  Its website address is www.eNorthfield.com.  Information on this website is not and should not be considered to be a part of this annual report.

Northfield Bank

Northfield Bank was organized in 1887 and is a federally chartered savings bank. Northfield Bank conducts business primarily from its home office located in Staten Island, New York, its operations center located in Woodbridge, New Jersey, its 38 additional branch offices (including nine branches acquired as part of the Hopewell Valley acquisition) located in New York and New Jersey, and a non-branch office located in Brooklyn, New York. The branch offices are located in Staten Island, Brooklyn, and the New Jersey counties of Hunterdon, Mercer, Middlesex, and Union.

On January 8, 2016, the Company completed its acquisition of Hopewell Valley. Total consideration paid for Hopewell Valley was $55.4 million, consisting of $13.7 million in cash and 2,707,381 shares of common stock valued at $41.7 million based upon the $15.41 per share closing price of Northfield Bancorp, Inc.'s common stock on January 8, 2016. At December 31, 2015, Hopewell Valley had approximately $508.3 million in assets and operated nine branches in Hunterdon and Mercer counties in New Jersey.

Northfield Bank’s principal business consists of originating multifamily and other commercial real estate loans, purchasing investment securities, including mortgage-backed securities and corporate bonds, and to a lesser extent depositing funds in other financial institutions. Northfield Bank also offers construction and land loans, commercial and industrial loans, one-to-four family residential mortgage loans, and home equity loans and lines of credit, as well as acquires pools of loans from time to time. Northfield Bank offers a variety of deposit accounts, including certificates of deposit, passbook, statement, and money market savings accounts, transaction deposit accounts (negotiable orders of withdrawal (NOW) accounts and non-interest bearing demand accounts), individual retirement accounts, and to a lesser extent when it is deemed cost effective, brokered deposits. Deposits are Northfield Bank’s primary source of funds for its lending and investing activities. Northfield Bank also borrows funds, principally repurchase agreements with brokers and Federal Home Loan Bank (FHLB) of New York advances.  Northfield Bank owns 100% of NSB Services Corp., which, in turn, owns 100% of the voting common stock of a real estate investment trust, NSB Realty Trust, that holds primarily mortgage loans and other real estate related investments.  In addition, Northfield Bank refers its customers to independent third parties that provide non-deposit investment products and one-to-four family residential mortgage products.

Northfield Bank is subject to comprehensive regulation and examination by the Office of the Comptroller of the Currency (OCC).

Northfield Bank’s main office is located at 1731 Victory Boulevard, Staten Island, New York 10314, and its telephone number at this address is (718) 448-1000. Its website address is www.eNorthfield.com. Information on this website is not and should not be considered to be a part of this annual report.

Market Area and Competition

We have been in business for over 128 years, offering a variety of financial products and services to meet the needs of the communities we serve. Our commercial and retail banking network consists of multiple delivery channels including full-service banking offices, automated teller machines, telephone, and internet banking capabilities including mobile banking and remote deposit capture. We consider our competitive products and pricing, branch network, customer service, and financial strength, as our major strengths in attracting and retaining customers in our market areas.

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

Our deposit sources are primarily concentrated in the communities surrounding our branch offices in the New York counties of Richmond (Staten Island) and Kings (Brooklyn), and Union and Middlesex counties in New Jersey.  As of June 30, 2015 (the latest date for which information is publicly available), we ranked fourth in Federal Deposit Insurance Corporation (FDIC)-insured deposit market share in Staten Island with an 11.19% market share.  As of that date, we had a 0.63% deposit market share in Brooklyn, New York, and a combined deposit market share of 0.84% in the Middlesex and Union counties in New Jersey. In addition, after completion of our acquisition of Hopewell Valley, we also gained deposit sources in the Hunterdon and Mercer counties of New Jersey, which as of June 30, 2015, had a combined deposit market share of 2.39%. This market share data does not reflect deposits held by credit unions.

The following table sets forth the unemployment rates for the communities we serve and the national average for the last five years, as published by the Bureau of Labor Statistics:

	Unemployment Rate At December 31,
	2015	2014	2013	2012	2011
Hunterdon County, NJ	3.1%	4.0%	4.6%	6.2%	6.2%
Mercer County, NJ	3.7	4.9	5.6	7.5	7.8
Union County, NJ	4.6	5.8	6.9	9.2	8.8
Middlesex County, NJ	3.8	4.7	5.9	7.9	7.6
Richmond County, NY	5.0	5.8	6.6	7.9	7.9
Kings County, NY	5.1	6.8	8.2	9.5	9.5
National Average	5.0	5.6	6.7	7.8	8.5

The following table sets forth median household income at December 31, 2015 and 2014, for the communities we serve, as published by the U.S. Census Bureau:

	Median Household Income
	At December 31,
	2015	2014
Hunterdon County, NJ	$106,925	$97,113
Mercer County, NJ	72,375	74,047
Union County, NJ	69,222	68,442
Middlesex County, NJ	78,734	75,361
Richmond County, NY	72,559	70,814
Kings County, NY	46,965	44,890

Lending Activities

Our principal lending activity is the origination of multifamily real estate loans and, to a lesser extent, other commercial real estate loans (typically on office, retail, and industrial properties), in New York City, New Jersey, and Eastern Pennsylvania. We also originate one-to-four family residential real estate loans (investment properties), construction and land loans, commercial and industrial loans, and home equity loans and lines of credit.

Loan Originations, Purchases, Sales, Participations, and Servicing.  All loans we originate for our portfolio are underwritten pursuant to our policies and procedures or are properly approved as exceptions to our policies and procedures. In addition, historically we used to originate both adjustable-rate and fixed-rate residential real estate loans under an origination assistance agreement with a third-party underwriter that conformed to secondary market underwriting standards, whereby the third-party underwriter would process and underwrite one-to-four family residential real estate loans that we funded at origination, and we elected either to portfolio the loans or sell them to the third-party.  The agreement with this third party underwriter was discontinued in the fourth quarter of 2015. Our ability to originate fixed- or adjustable-rate loans is dependent on the relative customer demand for such loans, which is affected by various factors including current market interest rates as well as anticipated future market interest rates. Our loan origination and sales activity may be adversely affected by changes in economic conditions that result in decreased loan demand. Our home equity loans and lines of credit typically are generated through direct mail advertisements, newspaper advertisements, online applications through our website, and referrals from branch personnel. A significant portion of our multifamily real estate loans and other commercial real estate loans are generated with the use of third-party loan brokers and referrals from accountants and other professional contacts. Our commercial and industrial loans typically are generated through referrals from professional contacts.

We generally retain in our portfolio all adjustable-rate residential real estate loans we originate, as well as shorter-term, fixed-rate residential real estate loans (terms of 10 years or less).  Loans we sell consist primarily of conforming, longer-term, fixed-rate residential real estate loans. We sold $2.4 million of one-to-four family residential real estate loans (generally fixed-rate loans, with terms of 15 years or longer) during the year ended December 31, 2015.

We sell our loans without recourse, except for standard representations and warranties typical in secondary market transactions. During 2012, we sold the servicing rights of one-to-four family residential real estate loans owned by others to a third-party bank. Historically, the origination of loans held-for-sale and related servicing activity has not been material to our operations.

Loans acquired in assisted transactions with the FDIC and in the merger with Flatbush Federal Bancorp, Inc. with deteriorated credit quality, herein referred to as purchased credit-impaired (PCI) loans, have a carrying value of $33.1 million at December 31, 2015.  The accounting and reporting for these loans differs substantially from those loans originated and classified as held-for-investment. For purposes of reporting, discussion and analysis, management has classified its loan portfolio into four categories: (1) PCI loans, which are held-for-investment, and initially valued at estimated fair value on the date of acquisition, with no initial related allowance for loan losses, (2) loans originated and held-for-sale, which are carried at the lower of aggregate cost or estimated fair value, less costs to sell, and therefore have no associated allowance for loan losses, (3) originated loans held-for-investment, which are carried at amortized cost, less net charge-offs and the allowance for loan losses, and (4) acquired loans with no evidence of credit deterioration,  which are held-for-investment, and initially valued at an estimated fair value on the date of acquisition, with no initial related allowance for loan losses. PCI and acquired loans are periodically evaluated for impairment after their initial valuation and could have an associated allowance for loan losses.

Loan Approval Procedures and Authority.   Our lending activities follow written, non-discriminatory, underwriting standards approved by our board of directors.  The loan approval process is intended to assess the borrower’s ability to repay the loan and the value of the collateral that will secure the loan, if any. To assess the borrower’s ability to repay, we review the borrower’s income and credit history, and information on the historical and projected income and expenses of the borrower.

In underwriting a loan secured by real property, we require an appraisal of the property by an independent licensed appraiser approved by our board of directors. The appraisals of multifamily, mixed-use, and other commercial real estate properties are also reviewed by an independent third-party appraiser. We review and inspect properties before disbursement of funds during the term of a construction loan. Generally, management obtains updated appraisals when a loan is deemed impaired. These appraisals may be more limited than those prepared for the underwriting of a new loan. In addition, when we acquire other real estate owned, we generally obtain a current appraisal to substantiate the net carrying value of the asset.

The board of directors maintains a loan committee consisting of bank directors to: periodically review and recommend for approval our policies related to lending (collectively, the loan policies) as prepared by management; approve or reject loan applicants meeting certain criteria; and monitor loan quality including concentrations and certain other aspects of our lending functions, as applicable.  Certain Northfield Bank officers, at levels beginning with senior vice president, have individual lending authority that is approved by the board of directors.

Loan Portfolio Composition.  The following table sets forth the composition of our loan portfolio, by type of loan, at the dates indicated, excluding loans held for sale of $471,000, $5.4 million and $3.9 million, at December 31, 2013, 2012, and 2011, respectively. There were no loans held for sale at December 31, 2015 and December 31, 2014.

	At December 31,
	2015		2014		2013		2012		2011
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Loans originated:
Real estate loans:
Multifamily	$1,318,461	55.66%	$1,072,193	55.31%	$870,951	58.61%	$610,129	49.18%	$458,370	42.72%
Commercial	402,073	16.97	390,288	20.13	340,174	22.89%	315,450	25.43	327,074	30.48
One-to-four family residential	98,332	4.15	74,401	3.84	64,753	4.36%	64,733	5.22	72,592	6.77
Home equity and lines of credit	61,413	2.59	54,533	2.81	46,231	3.11%	33,573	2.71	29,666	2.76
Construction and land	18,652	0.79	21,412	1.10	14,152	0.95%	23,243	1.87	23,460	2.19
Commercial and industrial loans	25,554	1.08	12,945	0.67	10,162	0.68%	14,786	1.19	12,710	1.18
Insurance premium finance	—	—	—	—	—	—	26	—	59,096	5.51
Other loans	2,256	0.10	2,157	0.12	2,310	0.16%	1,804	0.15	1,496	0.14
PCI loans	33,115	1.40	44,816	2.31	59,468	4.00%	75,349	6.07	88,522	8.25
Loans acquired:
One-to-four family residential	330,672	13.96	234,478	12.10	60,262	4.06	78,237	6.31	—	—
Multifamily	64,779	2.73	18,844	0.97	3,930	0.26	5,763	0.46	—	—
Commercial	11,160	0.47	11,999	0.62	13,254	0.89	17,053	1.38	—	—
Home equity and lines of credit	2,404	0.10
Construction and land	—	—	364	0.02	371	0.03	380	0.03	—	—
Total loans acquired	409,015	17.26	265,685	13.71	77,817	5.24	101,433	8.18	—	—
Total loans	$2,368,871	100.00%	$1,938,430	100.00%	$1,486,018	100.00%	$1,240,526	100.00%	$1,072,986	100.00%
Other items:
Deferred loan costs (fees), net	4,844		4,565		3,458		2,456		1,481
Allowance for loan losses	(24,770)		(26,292)		(26,037)		(26,424)		(26,836)
Net loans held-for-investment	$2,348,945		$1,916,703		$1,463,439		$1,216,558		$1,047,631

At December 31, 2015, PCI loans consisted of approximately 28% commercial real estate loans and 52% commercial and industrial loans, with the remaining balance in residential and home equity loans.  At December 31, 2014, these loans consisted of approximately 33% commercial real estate loans and 53% commercial and industrial loans, with the remaining balance in residential and home equity loans.  At December 31, 2013, these loans consisted of approximately 37% commercial real estate loans and 47% commercial and industrial loans, with the remaining balance in residential and home equity loans. At December 31, 2012, these loans consisted of approximately 39% commercial real estate loans and 52% commercial and industrial loans, with the remaining balance in residential and home equity loans. At December 31, 2011, these loans consisted of approximately 39% commercial real estate loans and 53% commercial and industrial loans, with the remaining balance in residential and home equity loans.

Loan Portfolio Maturities.  The following table summarizes the scheduled repayments of our loan portfolio at December 31, 2015.  Demand loans (loans having no stated repayment schedule or maturity) and overdraft loans are reported as being due in the year ending December 31, 2016.  Maturities are based on the final contractual payment date and do not reflect the effect of prepayments, repricing and scheduled principal amortization.

	Originated Loans
	Multifamily		Commercial Real Estate		One-to-Four Family Residential		Home Equity and Lines of Credit
	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in thousands)
Due during the years ending December 31,
2016	$301	4.48%	$2,050	3.57%	$109	4.19%	$129	4.41%
2017	—	—	766	6.97	543	6.97	820	3.48
2018	365	5.03	406	6.85	1,108	4.78	1,317	3.19
2019 to 2020	464	3.59	3,091	14.09	1,197	5.45	2,959	3.38
2021 to 2025	48,938	3.65	17,978	4.70	3,087	4.83	10,413	3.60
2026 to 2030	66,028	4.70	56,030	4.68	9,500	4.24	15,680	3.88
2031 and beyond	1,202,365	3.65	321,752	4.42	82,788	4.02	30,095	2.96
Total	$1,318,461	3.70%	$402,073	4.55%	$98,332	4.12%	$61,413	3.33%

	Construction and Land		Commercial and Industrial		Other
	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in thousands)
Due during the years ending December 31,
2016	$11,421	5.02%	$10,773	3.99%	$1,966	0.02%
2017	2,370	5.38	3,360	4.92	62	7.68
2018	174	5.38	573	4.81	36	4.97
2019 to 2020	—	—	2,468	4.41	26	10.16
2021 to 2025	—	—	7,909	4.02	—	—
2026 to 2030	—	—	311	4.80	—	—
2031 and beyond	4,687	4.13	160	5.43	166	4.02
Total	$18,652	4.84%	$25,554	4.20%	$2,256	0.72%

	Acquired Loans
	One-to-Four Family Residential		Multifamily		Commercial Real Estate		Home Equity and Lines of Credit
	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in thousands)
Due during the years ending December 31,
2016	$23	6.69%	$—	—%	$1,061	6.25%	$—	—%
2017	151	6.00	—	—	67	7.76	—	—
2018	1,685	4.78	63	7.01	—	—	—	—
2019 to 2020	2,045	5.39	11,892	3.51	7,122	4.59	—	—
2021 to 2025	3,921	5.46	48,458	3.38	2,492	6.05	—	—
2026 to 2030	3,008	4.98	4,366	3.71	418	6.79	2,404	2.93
2031 and beyond	319,839	2.71	—	—	—	—	—	—
Total	$330,672	2.80%	$64,779	3.43%	$11,160	5.18%	$2,404	2.93%

	PCI loans(1)		Total Loans
	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in thousands)
Due during the years ending December 31,
2016	$3,172	9.78%	$31,005	4.77%
2017	2,910	7.03	11,049	5.76
2018	723	16.04	6,450	5.90
2019 to 2020	5,132	12.34	36,396	6.09
2021 to 2025	3,641	7.76	146,837	3.92
2026 to 2030	1,408	6.10	159,153	4.55
2031 and beyond	16,129	9.40	1,977,981	3.68
Total	$33,115	9.51%	$2,368,871	3.82%

(1) Represents estimated accretable yield.

At December 31, 2015, the Company had a total of $1.98 billion in loans due to mature in 2031 and beyond, of which $55.5 million, or 2.80%, are fixed rate loans.

The following table sets forth the scheduled repayments of fixed- and adjustable-rate loans at December 31, 2015, that are contractually due after December 31, 2016:

	Due After December 31, 2016
	Fixed Rate	Adjustable Rate	Total
	(Dollars in thousands)
Real estate loans:
Multifamily	$95,795	$1,222,365	$1,318,160
Commercial	39,774	360,249	400,023
One-to-four family residential	28,749	69,474	98,223
Construction and land	—	7,231	7,231
Home equity and lines of credit	31,880	29,404	61,284
Commercial and industrial loans	9,538	5,243	14,781
Other loans	290	—	290
PCI loans	4,837	25,106	29,943
Acquired loans	49,714	358,217	407,931
Total loans	$260,577	$2,077,289	$2,337,866

Multifamily Real Estate Loans. We currently focus on originating multifamily real estate loans. Loans secured by multifamily properties totaled approximately $1.32 billion, or 55.7% of our total loan portfolio, at December 31, 2015. We include in this category mixed-use properties having more than four residential units and a business or businesses where the majority of space is utilized for residential purposes.  At December 31, 2015, we had 821 originated multifamily real estate loans, with an average loan balance of approximately $1.6 million, although there are a large number of loans with balances substantially greater than this average. At December 31, 2015, our largest multifamily real estate loan had a principal balance of $30.9 million and was performing in accordance with its original contractual terms. Substantially all of our multifamily real estate loans are secured by properties located in our primary market areas and Eastern Pennsylvania.

Our multifamily real estate loans typically amortize over 20 to 30 years with negotiated interest rates that adjust after an initial five-, seven-, or 10-year period, and every five years thereafter. Interest rates adjust at margins generally ranging from 275 basis points to 350 basis points above the average yield on U.S. Treasury securities, adjusted to a constant maturity of similar term, as published by the Federal Reserve Board (FRB) for loans originated prior to 2009.  Adjustable rate loans originated subsequent to 2008 generally have been indexed to the five-year London Interbank Offered Rate (LIBOR) swaps rate as published in the Federal Reserve Statistical Release adjusted for a negotiated margin. We also originate, to a lesser extent, 10- to 15-year fixed-rate, fully amortizing loans. In general, our multifamily real estate loans have interest rate floors equal to the interest rate on the date the loan is originated, and have prepayment penalties should the loan be prepaid in the initial five-, seven-, or 10-year term.

In underwriting multifamily real estate loans, we consider a number of factors, including the ratio of the projected net cash flow to the loan’s debt service requirement (generally requiring a minimum ratio of 120%, computed after deduction for a vacancy factor, when applicable, and property expenses we deem appropriate), the age and condition of the collateral, the financial resources and income of the sponsor, and the sponsor’s experience in owning or managing similar properties. Multifamily real estate loans generally are originated in amounts up to 75% of the appraised value of the property securing the loan. We require title insurance, fire and extended coverage casualty insurance, and, if appropriate, flood insurance up to the regulatory required amount of $500,000, in order to protect our security interest in the underlying property.  Although a significant portion of our multifamily real estate loans are referred to us by third-party loan brokers, we underwrite all multifamily real estate loans in accordance with our underwriting standards. Due to competitor considerations, as is customary in our marketplace, we typically do not obtain personal guarantees of the principals on multifamily real estate loans, except where warranted.

Loans secured by multifamily real estate properties generally have less credit risk than other commercial real estate loans. The repayment of loans secured by multifamily real estate properties typically depends on the successful operation of the property. If the cash flow from the property is reduced, the borrower’s ability to repay the loan may be impaired.

In a ruling that was contrary to a 1996 advisory opinion from the New York State Division of Housing and Community Renewal that owners of housing units who benefited from the receipt of “J-51” tax incentives under the Rent Stabilization Law are eligible to decontrol apartments, the New York State Court of Appeals ruled on October 22, 2009, that residential housing units located in two major housing complexes in New York City had been illegally decontrolled by the current and previous property owners. This ruling may subject other property owners that have previously or are currently benefiting from a J-51 tax incentive to litigation, possibly resulting in a significant reduction to property cash flows. Based on management’s assessment of our multifamily loan portfolio, we believe that only one loan may be affected by the ruling regarding J-51.  The loan had a principal balance of $6.9 million at December 31, 2015, and was performing in accordance with its original contractual terms at that date.

Commercial Real Estate Loans.  Commercial real estate loans (other than multifamily real estate loans) totaled $402.1 million, or 17.0% of our loan portfolio as of December 31, 2015.  At December 31, 2015, our commercial real estate loan portfolio consisted of 388 loans with an average loan balance of approximately $1.0 million, although there are a large number of loans with balances substantially greater than this average.  At December 31, 2015, our largest commercial real estate loan had a principal balance of $21.6 million, was secured by a mall with two small retail buildings, and was performing in accordance with its original contractual terms.  Substantially all of our commercial real estate loans are secured by properties located in our primary market areas.

The following table sets forth the property types collateralizing our commercial real estate loans as of December 31, 2015:

	At December 31, 2015
	Amount	Percent
	(Dollars in thousands)
Mixed Use (majority non-residential)	$110,159	27.4%
Retail	92,142	22.9
Office Buildings	83,544	20.8
Warehousing	22,274	5.5
Accommodations	23,497	5.8
Services	22,793	5.7
Manufacturing	14,111	3.5
Restaurant	8,661	2.2
Recreational	6,934	1.7
Schools/Day Care	4,184	1.0
Other	13,774	3.5
	$402,073	100.0%

Our commercial real estate loans typically amortize over 20 to 25 years with negotiated interest rates that adjust after an initial five-, seven-, or 10-year period, and every five years thereafter.  Interest rates adjust at margins generally ranging from 275 basis points to 350 basis points above the average yield on U.S. Treasury securities, adjusted to a constant maturity of similar term, as published by the FRB for loans originated prior to 2009.  Adjustable rate loans originated subsequent to 2008 generally have been indexed to the five-year LIBOR swaps rate as published in the Federal Reserve Statistical Release, adjusted for a negotiated margin. We also originate, to a lesser extent, 10- to 15-year fixed-rate, fully amortizing loans. In general, our commercial real estate loans have interest rate floors equal to the interest rate on the date the loan is originated, and generally have prepayment penalties if the loan is repaid in the initial five-, seven-, or 10-year term.

In underwriting commercial real estate loans, we generally lend up to the lesser of 75% of either the property’s appraised value or purchase price.  Our policies permit the origination of certain single-use property types but at lower loan-to-appraised value ratios. We base our decision to lend primarily on the economic viability of the property and the creditworthiness of the borrower. In evaluating a proposed commercial real estate loan, we emphasize the ratio of the property’s projected net cash flow to the loan’s debt service requirement (generally requiring a minimum ratio of 125%), computed after deduction for a vacancy factor, when applicable, and property expenses we deem appropriate. Personal guarantees of the principals are typically obtained. We require title insurance, fire and extended coverage casualty insurance, and, if appropriate, flood insurance up to the regulatory required amount of $500,000, in order to protect our security interest in the underlying property. Although a significant portion of our commercial real estate loans were referred to us by third-party loan brokers, we underwrite all commercial real estate loans in accordance with our underwriting standards.

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

Construction and Land Loans. At December 31, 2015, construction and land loans total $18.7 million, or 0.8% of total loans receivable, and the additional un-advanced portion of these construction loans totaled $4.9 million. At December 31, 2015, we had 20 construction and land loans with an average loan balance of approximately $934,000 and our largest construction and land loan had a principal balance of $4.1 million and was for the purpose of financing land.  At December 31, 2015, this loan was performing in accordance with its original contractual terms.

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

Commercial and Industrial Loans. At December 31, 2015, commercial and industrial loans totaled $25.6 million or 1.1% of the total loan portfolio and the additional un-advanced portion of these commercial and industrial loans totaled $16.7 million.  As of December 31, 2015, we had 150 commercial and industrial loans with an average loan balance of approximately $171,000, although we originate these types of loans in amounts substantially greater than this average.  At December 31, 2015, our largest commercial and industrial loan had a principal balance of $5.0 million and was performing in accordance with its original contractual terms.

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

We make various types of secured and unsecured commercial and industrial loans for the purpose of working capital and other general business purposes. The terms of these loans generally range from less than one year to a maximum of 15 years. The loans either are negotiated on a fixed-rate basis or carry adjustable interest rates indexed to the prime rate as published in The Wall Street Journal.

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

During 2013, the Company expanded its small business lending to include unsecured loans of up to $250,000 using a scoring system developed by a third-party vendor.  The scoring system provides a consistent method of timely decisions related to these small business loans. During the fourth quarter of 2014, the Company began assembling a commercial and industrial lending team to serve primarily the Company's existing markets.

Commercial and industrial loans generally carry higher interest rates than one-to-four family residential real estate loans of like maturity because they have a higher risk of default since their repayment generally depends on the successful operation of the borrowers’ business.

One-to-Four Family Residential Real Estate Loans. At December 31, 2015, we had 271 originated one-to-four family residential real estate loans outstanding with an aggregate balance of $98.3 million, or 4.2% of our total loan portfolio.  As of December 31, 2015, the average balance of originated one-to-four family residential real estate loans was approximately $365,000, although we originate this type of loan in amounts substantially greater than this average.  At December 31, 2015, our largest loan of this type had a principal balance of $5.0 million, was collateralized by 48 two-bedroom individual condominiums, and was performing in accordance with its original contractual terms.

For all one-to-four family residential real estate loans originated through the origination assistance agreement with our third-party underwriter, upon receipt of a completed loan application from a prospective borrower: (1) a credit report is reviewed; (2) income, assets, indebtedness and certain other information are reviewed; (3) if necessary, additional financial information is required of the borrower; and (4) an appraisal of the real estate intended to secure the proposed loan is ordered from an independent appraiser. This agreement was terminated in the fourth quarter of 2015. One-to-four family residential real estate loans sold to our third-party underwriter under a Loan and Servicing Rights Purchase and Sale Agreement totaled $2.4 million and $1.2 million during the years ended December 31, 2015 and 2014, respectively.

We generally do not offer “interest-only” mortgage loans on one-to-four family residential real estate properties, where the borrower pays interest for an initial period, after which the loan converts to a fully amortizing loan. However, during 2014 and 2015, we purchased pools of one-to-four family residential real estate loans, a substantial amount of which are interest-only mortgage loans. For further details on this purchase, see “Acquired Loans” discussion below. We also do not offer loans that provide for negative amortization of principal, such as “Option ARM” loans, where the borrower can pay less than the interest owed on the loan, resulting in an increased principal balance during the life of the loan. We do not offer “subprime loans” (loans to borrowers with weak credit histories typically characterized by payment delinquencies, previous charge-offs, judgments, bankruptcies, or borrowers with questionable repayment capacity as evidenced by low credit scores or high debt-burden ratios).

Home Equity Loans and Lines of Credit.  At December 31, 2015, we had 1,078 home equity loans and lines of credit with an aggregate outstanding balance of $61.4 million, or 2.6% of our total loan portfolio.  Of this total, outstanding home equity lines of credit totaled $29.8 million, or 1.3%, of our total loan portfolio and home equity loans totaled $31.6 million, or 1.3%, of our total loan portfolio. At December 31, 2015, the average home equity loan and line of credit balance was approximately $58,000, although we originate these types of loans in amounts substantially greater than this average.  At December 31, 2015, our largest outstanding home equity line of credit was $379,000 and was performing in accordance with its original contractual terms. At December 31, 2015, our largest outstanding home equity loan was $251,000 and was performing in accordance with its original contractual terms.

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

PCI Loans. PCI loans are accounted for in accordance with Accounting Standards Codification (ASC) Subtopic 310-30, “Loans and Debt Securities Acquired with Deteriorated Credit Quality,” since all of these loans were acquired at a discount attributable, at least in part, to credit quality.  PCI loans are initially recorded at fair value (as determined by the present value of expected future cash flows) with no valuation allowance (i.e., allowance for loan losses). Under ASC Subtopic 310-30, the PCI loans are aggregated and accounted for as pools of loans based on common risk characteristics. PCI loans had a carrying balance of approximately $33.1 million at December 31, 2015, or 1.4% of our total loan portfolio. PCI loans consisted of approximately 28% commercial real estate loans and 52% commercial and industrial loans, with the remaining balance in residential and home equity loans. At December 31, 2015, 7.9% of PCI loans were past due 30 to 89 days, and 21.4% were past due 90 days or more.

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

Acquired Loans.  Loans acquired with no evidence of credit deterioration, are held-for-investment, and initially valued at estimated fair value on the date of acquisition, with no initial related allowance for loan losses. These loans are evaluated for impairment on a quarterly basis as part of our analysis of the allowance for loan losses. During 2015, we purchased approximately $185.0 million loans, the most significant of which were a $127.4 million pool of one-to-four family residential loans and a $47.4 million pool of multifamily loans.

The following table provides the details of the one-to-four family residential loans purchased in 2015 (dollars in thousands):

Purchases*	Weighted Average Interest Rate	Weighted Average Loan-to-Value Ratio	Weighted Average Months to Next Rate Change	Amortization Term	Amortization Type
$49,345	2.49%	62%	44	30 Years	Fully amortizing
78,086	2.38%	59%	35	20 Years**	Delayed amortizing
$127,431	2.42%	60%
* Balances are at time of purchase
** After an interest-only period for the first 10 years

The weighted average coupon of 2.42% noted in the above table is net of the servicing fee retained by the originating bank.  Of the total loans purchased, $78.1 million, or 61%, are interest-only for the first 10 years and will re-price in less than five years at one month LIBOR plus a weighted average margin of 1.6%; a floor rate is also included in the terms.  The remainder of the loan pool is scheduled to make principal and interest payments and will re-price in less than five years at one month LIBOR plus a weighted average margin of 1.9%, also with a floor rate included in the terms.  The geographic locations of the properties securing the loans are as follows: 62.5% in New York, 22.2% in Massachusetts, and 15.3% in other states.

The multifamily loans purchased have a weighted average interest rate of 3.37%, a weighted average loan-to-value ratio of 41.1%, with terms of 10 to 15 years and amortization ranging from 15 to 30 years. The properties securing the loans are geographically located in New York City.

The following table provides the details of the one-to-four family residential loans purchased in 2014 (dollars in thousands):

Purchases*	Weighted Average Interest Rate	Weighted Average Loan-to-Value Ratio	Weighted Average Months to Next Rate Change	Amortization Term	Amortization Type
$71,782	2.47%	67%	53	30 Years	Fully amortizing
114,692	2.57%	61%	51	20 Years**	Delayed amortizing
$186,474	2.53%	63%
* Balances are at time of purchase
** After an interest-only period for the first 10 years
The weighted average coupon of 2.53% noted in the table above is net of the servicing fee retained by the originating bank. Of the total loans purchased, $114.7 million, or 62%, are interest-only for the initial 10 years and will re-price in less than five years at one month LIBOR plus a weighted average margin of 1.7%. The remainder of the loan pool is scheduled to make principal and interest payments and will re-price in less than five years at one month LIBOR plus a weighted average margin of 1.8%. The geographic locations of the properties securing the loans are as follows: 46.0% in New York, 30.5% in Massachusetts, and 23.5% in other states.

At December 31, 2015, acquired loans totaled approximately $409.0 million and consisted of approximately 80.8% one-to-four family residential loans and 15.8% multifamily loans, with the remaining balance in commercial real estate and home equity loans. At December 31, 2014, acquired loans totaled approximately $265.7 million and consisted of approximately 88.3% one-to-four family residential loans and 7.1% multifamily loans, with the remaining balance in commercial real estate and industrial loans.

Non-Performing and Problem Assets

When a loan is over 15 days delinquent, we generally send the borrower a late charge notice. When a loan is 30 days past due, we generally mail the borrower a letter reminding the borrower of the delinquency and, except for loans secured by one-to-four family residential real estate, we attempt personal, direct contact with the borrower to determine the reason for the delinquency, to ensure the borrower correctly understands the terms of the loan, and to emphasize the importance of making payments on or before the due date.  If necessary, additional late charges and delinquency notices are issued and the account will be monitored.  After 90 days of delinquency, we send the borrower a final demand for payment and generally refer the loan to legal counsel to commence foreclosure and related legal proceedings.   At times, we may shorten these time frames.

Generally, loans (excluding PCI loans) are placed on non-accrual status when payment of principal or interest is 90 days or more delinquent unless the loan is considered well secured and in the process of collection. Loans also are placed on non-accrual status at any time if the ultimate collection of principal or interest in full is in doubt. When loans are placed on non-accrual status, unpaid accrued interest is reversed, and further income is recognized only to the extent received, and only if the principal balance is deemed fully collectible. The loan may be returned to accrual status if both principal and interest payments are brought current and factors indicating doubtful collection no longer exist, including performance by the borrower under the loan terms for a six-month period. Our Chief Lending Officer reports monitored loans, including all loans rated watch, special mention, substandard, doubtful or loss, to the loan committee of the board of directors at least quarterly.

To minimize our losses on delinquent loans we work with borrowers experiencing financial difficulties and will consider modifying existing loan terms and conditions that we would not otherwise consider, commonly referred to as troubled debt restructurings (TDR). We record an impairment loss associated with TDRs, if any, based on the present value of expected future cash flows discounted at the original loan’s effective interest rate or the underlying collateral value, less cost to sell, if the loan is collateral dependent. Once an obligation has been restructured because of credit problems, it continues to be considered restructured until paid in full or, if the obligation yields a market rate (a rate equal to or greater than the rate we were willing to accept at the time of the restructuring for a new loan with comparable risk), until the year subsequent to the year in which the restructuring takes place, provided the borrower has performed under the modified terms for a consecutive six-month period.

PCI loans are subject to the same internal and external credit review process as non-PCI loans. If and when unexpected credit deterioration occurs at the loan pool level subsequent to the acquisition date, a provision for credit losses for PCI loans will be charged to earnings for the full amount of the decline in the discounted expected cash flows for the pool. Under the accounting guidance of ASC Subtopic 310-30, for acquired credit-impaired loans, the allowance for loan losses on PCI loans is measured at each financial reporting date based on future expected cash flows. This assessment and measurement is performed at the pool level and not at the individual loan level. Accordingly, decreases in expected cash flows resulting from further credit deterioration on a pool of acquired PCI loan pools as of such measurement date compared to those originally estimated are recognized by recording a provision and allowance for credit losses on PCI loans. Subsequent increases in the expected cash flows of the loans in that pool would first reduce any allowance for loan losses on PCI loans, and any excess will be accreted prospectively as a yield adjustment.

We consider our PCI loans to be performing due to the application of the yield accretion method under ASC Subtopic 310-30. ASC Subtopic 310-30 allows us to aggregate credit-impaired loans acquired in the same fiscal quarter into one or more pools, provided that the loans have common risk characteristics. A pool is then accounted for as a single asset with a single composite interest rate and an aggregate expectation of cash flows.  Accordingly, loans that may have been classified as non-performing loans are no longer classified as non-performing because, at the respective dates of acquisition, we believed that we would fully collect the new carrying value of these loans. The new carrying value represents the contractual balance, reduced by the portion expected to be uncollectible (referred to as the non-accretable difference) and by an accretable yield (discount) that is recognized as interest income. Management’s judgment is required in reclassifying loans subject to ASC Subtopic 310-30 as performing loans, and is dependent on having a reasonable expectation about the timing and amount of the cash flows to be collected, even if a loan is contractually past due.

Non-Performing and Restructured Loans (excluding PCI Loans).  The table below sets forth the amounts and categories of our non-performing assets at the dates indicated.  At December 31, 2015, 2014, 2013, 2012, and 2011, we had TDRs of $4.4 million, $9.5 million, $10.7 million, $19.3 million, and $23.3 million, respectively, which are included in the appropriate categories within non-accrual loans.  Additionally, we had $22.3 million, $24.2 million, $26.2 million, $25.7 million, and $18.3 million of TDRs on accrual status at December 31, 2015, 2014, 2013, 2012, and 2011, respectively, which do not appear in the table below.  Generally, the types of concessions that we make to troubled borrowers include reductions in interest rates and payment extensions and to a lesser extent interest and principal forgiveness.  At December 31, 2015, 77.1% of TDRs were commercial real estate loans, 14.1% were one-to-four family residential loans, 7.0% were multifamily loans, 1.3% were home equity loans, and 0.5% were commercial and industrial loans.  At December 31, 2015, loans totaling $7.2 million, or 32.3%, of the $22.3 million accruing TDRs were not performing in accordance with their restructured terms. The majority of the $7.2 million is attributable to one commercial real estate loan with a balance of $5.6 million which was 31 days delinquent at December 31, 2015. Based on the results of the impairment analysis for this loan as of December 31, 2015, no impairment reserve was necessary as the loan is adequately covered by collateral (a hotel and catering hall in Central New Jersey) with an estimated fair value of approximately $7.6 million. At December 31, 2015, the borrower was paying on a regular, but delayed basis. At December 31, 2015, loans totaling $2.3 million, or 53.2%, of the non-accruing $4.4 million TDRs were not performing in accordance with their restructured terms. Two separate relationships account for these loans, which are primarily collateralized by real estate with an aggregate appraised value of $2.6 million.

	At December 31,
	2015	2014	2013	2012	2011
	(Dollars in thousands)
Non-accrual loans:
Real estate loans:
Commercial	$5,232	$11,164	$12,450	$22,425	$34,659
One-to-four family residential	2,574	2,205	2,989	6,333	1,338
Construction and land	113	—	108	2,070	2,131
Multifamily	559	—	544	1,169	2,175
Home equity and lines of credit	329	98	1,239	1,694	1,766
Commercial and industrial loans	—	408	441	1,256	1,575
Insurance premium loans	—	—	—	—	137
Total non-accrual loans	8,807	13,875	17,771	34,947	43,781
Loans delinquent 90 days or more and still accruing:
Real estate loans:
Commercial	—	—	—	349	13
One-to-four family residential	—	708	—	270	—
Multifamily	—	—	—	—	72
Other	—	—	32	2	—
Commercial and industrial loans	15	—	—	—	—
Total loans delinquent 90 days or more and still accruing	15	708	32	621	85
Total non-performing loans	8,822	14,583	17,803	35,568	43,866
Other real estate owned	45	752	634	870	3,359
Total non-performing assets	$8,867	$15,335	$18,437	$36,438	$47,225
Ratios:
Non-performing loans to total loans held-for-investment, net	0.37%	0.75%	1.20%	2.86%	4.08%
Non-performing assets to total assets	0.28	0.51	0.68	1.30	1.99
Total assets	$3,202,584	$3,020,869	$2,702,764	$2,813,201	$2,376,918
Loans held-for-investment, net	$2,373,715	$1,942,995	$1,489,476	$1,242,982	$1,074,467

At December 31, 2015, 7.9% of PCI loans were past due 30 to 89 days, and 21.4% were past due 90 days or more.  At December 31, 2014, 7.8% of PCI loans were past due 30 to 89 days, and 24.1% were past due 90 days or more. At December 31, 2013, 6.6% of PCI loans were past due 30 to 89 days, and 14.9% were past due 90 days or more. At December 31, 2012, 5.4% of PCI loans were past due 30 to 89 days, and 11.4% were past due 90 days or more. At December 31, 2011, 9.0% of PCI loans were past due 30 to 89 days, and 16.1% were past due 90 days or more.

The following table sets forth the property types collateralizing non-accrual commercial real estate loans at December 31, 2015:

	At December 31, 2015
	Amount	Percent
	(Dollars in thousands)
Restaurants	$2,313	44.2%
Manufacturing	1,297	24.8
Mixed Use	846	16.2
Office Buildings	432	8.3
Services	344	6.5
Total	$5,232	100.0%

Other Real Estate Owned.  Real estate acquired by us as a result of foreclosure or by deed in lieu of foreclosure is classified as other real estate owned.  On the date the property is acquired, it is recorded at the lower of cost or estimated fair value, establishing a new cost basis.  Estimated fair value generally represents the sale price a buyer would be willing to pay on the basis of current market conditions, including normal terms from other financial institutions, less the estimated costs to sell the property.  Holding costs and declines in estimated fair value result in charges to expense after acquisition.  Other real estate owned consisted of one property with a carrying value of approximately $45,000 at December 31, 2015, as compared to six properties with an aggregate carrying value of approximately $752,000 at December 31, 2014, the decrease in the carrying value being due to property sales.

Potential Problem Loans and Classification of Assets.  Our loan officers and credit administration department continuously monitor their loan portfolios, including evaluation of borrowers’ business operations, current financial condition, underlying values of any collateral, and assessment of their financial prospects in the current and deteriorating economic environment. Based on these evaluations, we determine an appropriate strategy for individual potential problem loans, with the objective of maximizing the recovery of the related loan balances.

Our policies, consistent with regulatory guidelines, provide for the classification of loans and other assets that are considered to be of lesser quality as substandard, doubtful, or loss assets. An asset is classified substandard if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any.  Substandard assets include those assets characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected. Assets classified as doubtful have all of the weaknesses inherent in those classified substandard with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable. Assets (or portions of assets) classified as loss are those considered uncollectible and of such little value that their continuance as assets is not warranted. Assets that do not expose us to risk sufficient to warrant classification in one of the aforementioned categories, but which possess potential weaknesses that deserve our close attention, are designated as special mention. At December 31, 2015, classified assets, excluding loans on nonaccrual status, consisted of substandard assets of $30.1 million and no doubtful or loss assets.  At December 31, 2015, we also had $10.6 million of assets designated as special mention. At December 31, 2014, classified assets, excluding loans on non-accrual status, consisted of substandard assets of $42.2 million and no doubtful or loss assets.  At December 31, 2014, we also had $20.8 million of assets designated as special mention.

Our determination as to the classification of our assets (and the amount of our loss allowances) is subject to review by our principal federal regulator, the OCC, which can require that we adjust our classification and related loss allowances. We regularly review our asset portfolio to determine whether any assets require classification in accordance with applicable regulations. We also engage the services of a third party to review, on a sample basis, our classifications on a semi-annual basis.
At December 31, 2015, the Company had $21.6 million of accruing loans that were 30 to 89 days delinquent, as compared to $12.3 million at December 31, 2014.  The following table sets forth the total amounts of delinquencies for accruing loans that were 30 to 89 days past due by type and by amount at the dates indicated:

	December 31,
	2015	2014
	(Dollars in thousands)
Real estate loans:
Commercial	$13,957	$6,493
One-to-four family residential	4,209	4,353
Multifamily	2,965	1,090
Construction and land	—	122
Home equity and lines of credit	374	135
Commercial and industrial loans	104	—
Other loans	11	60
Total	$21,620	$12,253

The increase in the delinquent loans is primarily attributable to one commercial real estate loan with a balance of $5.6 million, which was 31 days delinquent and classified as an accruing TDR at December 31, 2015. Based on the results of the impairment analysis for this loan as of December 31, 2015, no impairment reserve was necessary as the loan is adequately covered by collateral (a hotel and catering hall in Central New Jersey) with an estimated fair value of approximately $7.6 million. At December 31, 2015, the borrower was paying on a regular, but delayed basis.

Allowance for Loan Losses

We provide for loan losses based on the consistent application of our documented allowance for loan loss methodology.  Loan losses are charged to the allowance for loans losses and recoveries are credited to it.  Additions to the allowance for loan losses are provided by charges against income based on various factors, which, in our judgment, deserve current recognition in estimating probable losses.  Loan losses are charged-off in the period the loans, or portion thereof, are deemed uncollectible.  Generally, the Company will record a loan charge-off (including a partial charge-off) to reduce a loan to the estimated fair value of the underlying collateral, less cost to sell, for collateral dependent loans.  We regularly review the loan portfolio in order to maintain the allowance for loan losses in accordance with U.S. generally accepted accounting principles (U.S. GAAP). See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Polices - Allowance for Loan Losses” for a description of our allowance methodology.

The following table sets forth activity in our allowance for loan losses for the years indicated:

	At or For the Years Ended December 31,
	2015	2014	2013	2012	2011
	(Dollars in thousands)
Balance at beginning of year	$26,292	$26,037	$26,424	$26,836	$21,819
Charge-offs:
Commercial real estate	(1,431)	(103)	(1,208)	(1,828)	(5,398)
One-to-four family residential	(277)	(58)	(414)	(1,300)	(101)
Construction and land	—	—	—	(43)	(693)
Multifamily	(120)	(7)	(657)	(729)	(718)
Home equity and lines of credit	(115)	(489)	(491)	(2)	(62)
Commercial and industrial	(71)	(135)	(379)	(90)	(638)
Insurance premium finance loans	—	—	—	(198)	(70)
Other	(1)	—	(25)	(3)	—
Total charge-offs	(2,015)	(792)	(3,174)	(4,193)	(7,680)
Recoveries:
Commercial real estate	2	72	1	107	55
One-to-four family residential	20	—	18	—	—
Construction and land	—	246	567	—	—
Multifamily	25	35	—	9	—
Home equity and lines of credit	42	—	—	—	—
Commercial and industrial	34	8	201	86	23
Insurance premium finance loans	—	—	—	18	30
Other	17	41	73	25	—
Total recoveries	140	402	860	245	108
Net charge-offs	(1,875)	(390)	(2,314)	(3,948)	(7,572)
Provision for loan losses	353	645	1,927	3,536	12,589
Balance at end of year	$24,770	$26,292	$26,037	$26,424	$26,836
Ratios:
Net charge-offs to average loans outstanding	0.09%	0.02%	0.17%	0.36%	0.78%
Allowance for loan losses to non-performing loans held-for-investment at end of year (1)	280.78	180.29	150.23	87.73	66.40
Allowance for loan losses to originated loans held-for-investment, net at end of year (2)	1.24	1.58	1.88	2.46	2.72
Allowance for loan losses to total loans held-for-investment at end of year (3)	1.04	1.35	1.75	2.13	2.50
(1)  Excludes nonperforming loans held-for-sale, carried at lower of cost or estimated fair value, less costs to sell.

(2)  Excludes PCI loans, acquired loans held-for-investment and loans held-for-sale (and related reserve balances).
(3)  Includes PCI and acquired loans held-for-investment.

At December 31, 2015 and 2014, the allowance for loan losses related to PCI loans was $783,000 and $400,000, respectively.  Loans held-for-sale are excluded from the allowance for loan losses coverage ratios in the table above.

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

	At December 31,
	2015		2014		2013
	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
Real estate loans:
Commercial	$7,106	16.97%	$9,309	20.13%	$12,619	22.89%
One-to-four family residential	787	4.15	951	3.84	875	4.36
Construction and land	261	0.79	266	1.10	205	0.95
Multifamily	12,387	55.66	12,219	55.31	9,374	58.61
Home equity and lines of credit	795	2.59	901	2.81	860	3.11
Commercial and industrial	1,288	1.08	841	0.67	425	0.68
PCI loans	783	1.40	400	2.31	588	4.00
Loans Acquired	115	17.26	62	13.71	—	5.24
Other	155	0.10	134	0.12	67	0.16
Total allocated allowance	23,677	100.00%	25,083	100.00%	25,013	100.00%
Unallocated	1,093		1,209		1,024
Total	$24,770		$26,292		$26,037

	At December 31,
	2012		2011
	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
Real estate loans:
Commercial	$14,480	25.43%	$15,180	30.48%
One-to-four family residential	623	5.22	967	6.77
Construction and land	994	1.87	1,189	2.19
Multifamily	7,086	49.18	6,772	42.72
Home equity and lines of credit	623	2.71	418	2.76
Commercial and industrial	1,160	1.19	975	1.18
Insurance premium finance loans	3	—	186	5.51
PCI loans	236	6.07	—	8.25
Loans Acquired	—	8.18	—	—
Other	18	0.15	40	0.14
Total allocated allowance	25,223	100.00%	25,727	100.00%
Unallocated	1,201		1,109
Total	$26,424		$26,836

Investments

We conduct securities portfolio transactions in accordance with our board-approved investment policy, which is reviewed at least annually by the risk committee of the board of directors. Any changes to the policy are subject to ratification by the full board of directors. This policy dictates that investment decisions give consideration to the safety of the investment, liquidity requirements, potential returns, the ability to provide collateral for pledging requirements, and consistency with our interest rate risk management strategy. Our Chief Investment Officer executes our securities portfolio transactions, within policy requirements, with the approval of either the Chief Executive Officer or the President.  NSB Services Corp.’s and NSB Realty Trust’s investment officers execute security portfolio transactions in accordance with investment policies that substantially mirror Northfield Bank’s investment policy. All purchase and sale transactions are reviewed by the risk committee at least quarterly.

Our current investment policy permits investments in mortgage-backed securities, including pass-through securities and real estate mortgage investment conduits (REMICs). The investment policy also permits, with certain limitations, investments in debt securities issued by the U.S. Government, agencies of the U.S. Government or U.S. Government-sponsored enterprises (GSEs), asset-backed securities, municipal bonds, money market mutual funds, federal funds, investment grade corporate bonds, reverse repurchase agreements, and certificates of deposit.

Northfield Bank’s investment policy does not permit investment in preferred and common stock of other entities including GSEs, other than our required investment in the common stock of the FHLB of New York or as permitted for community reinvestment purposes or for the purposes of funding the Bank’s deferred compensation plan. Northfield Bancorp, Inc. may invest in equity securities of other financial institutions up to certain limitations. As of December 31, 2015, we held no asset-backed securities other than mortgage-backed securities.  Our board of directors may change these limitations in the future.

Our current investment policy does not permit hedging through the use of derivative instruments such as financial futures or interest rate options and swaps.

At the time of purchase, we designate a security as either held-to-maturity, available-for-sale, or trading, based upon our ability and intent to hold such securities.  Trading securities and securities available-for-sale are reported at estimated fair value, and securities held-to-maturity are reported at amortized cost. A periodic review and evaluation of the available-for-sale and held-to-maturity securities portfolios is conducted to determine if the estimated fair value of any security has declined below its carrying value and whether such impairment is other-than-temporary. If such impairment is deemed to be other-than-temporary, the security is written down to a new cost basis and the resulting loss is charged against earnings. The estimated fair values of our securities are obtained from an independent nationally recognized pricing service (see “Item.7 Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies - Securities Valuation and Impairment”) for further discussion. At December 31, 2015, our investment portfolio consisted primarily of mortgage-backed securities guaranteed by GSEs and to a lesser extent private label mortgage-backed securities, mutual funds and corporate debt securities. The market for these securities primarily consists of other financial institutions, insurance companies, real estate investment trusts, and mutual funds.

We purchase mortgage-backed securities insured or guaranteed primarily by the Federal National Mortgage Association (Fannie Mae),  the Federal Home Loan Mortgage Corporation (Freddie Mac), or the Government National Mortgage Association (Ginnie Mae), and to a lesser extent, securities issued by private companies (private label). We invest in mortgage-backed securities to achieve positive interest rate spreads with minimal administrative expense, and to lower our credit risk as a result of the guarantees provided by Fannie Mae, Freddie Mac, or Ginnie Mae as well as to provide us liquidity to fund loan originations and deposit outflows. In September 2008, the Federal Housing Finance Agency placed Freddie Mac and Fannie Mae into conservatorship.  The U.S. Treasury Department has established financing agreements to ensure that Freddie Mac and Fannie Mae meet their obligations to holders of mortgage-backed securities that they have issued or guaranteed.

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

At December 31, 2015, our corporate bond portfolio consisted of investment-grade securities with remaining maturities generally shorter than three years. Our investment policy provides that we may invest up to 15% of our tier-one risk-based capital in corporate bonds from individual issuers which, at the time of purchase, are within the investment-grade ratings from Standard & Poor’s, Moody’s or Fitch. The maturity of these bonds may not exceed 10 years, and there is no aggregate limit for this security type. Corporate bonds from individual issuers not rated investment grade at the time of purchase, are limited to the lesser of 1% of our total assets or 15% of our tier-one risk-based capital, and must have a maturity of less than one year. Aggregate holdings of this security type cannot exceed 5% of our total assets. Additionally, at the time of purchase, management performs due diligence to conclude that the security meets the regulatory standard for investment-grade. Bonds that subsequently experience a decline in credit rating below investment grade are monitored at least quarterly.

The following table sets forth the amortized cost and estimated fair value of our available-for-sale and held-to-maturity securities portfolios (excluding FHLB of New York common stock) at the dates indicated.  As of December 31, 2015, 2014, and 2013, we also had a trading portfolio with a market value of $6.7 million, $6.4 million and $6.0 million, respectively, consisting of mutual funds quoted in actively traded markets.  These securities are utilized to fund non-qualified deferred compensation obligations.

	At December 31,
	2015		2014		2013
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(Dollars in thousands)
Securities available-for-sale:
Mortgage-backed securities:
Pass-through certificates:
GSEs	$228,557	$231,700	$292,162	$299,340	$366,884	$370,344
REMICs:
GSEs	305,387	297,824	408,328	400,450	497,575	485,227
Non-GSEs	597	579	1,060	1,026	4,474	4,552
Equity investments (1)	481	481	410	410	510	510
Corporate bonds	11,002	11,011	69,975	70,013	76,491	76,452
Total securities available-for-sale	$546,024	$541,595	$771,935	$771,239	$945,934	$937,085

(1) Mutual funds

	At December 31,
	2015		2014		2013
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(Dollars in thousands)
Securities held-to-maturity:
Mortgage-backed securities:
Pass-through certificates - GSEs	$10,346	$10,369	$3,609	$3,691	$—	$—
Total securities held-to-maturity	$10,346	$10,369	$3,609	$3,691	$—	$—

The following table sets forth the amortized cost and estimated fair value of securities as of December 31, 2015, for issuers that exceeded 10% of our stockholders’ equity as of that date:

	At December 31, 2015
	Amortized Cost	Estimated Fair Value
	(Dollars in thousands)
Mortgage-backed securities:
Freddie Mac	$267,301	$267,148
Fannie Mae	$267,007	$262,780

Portfolio Maturities and Yields.  The composition and maturities of the investment securities portfolio at December 31, 2015, are summarized in the following table.  Maturities are based on the final contractual payment dates, and do not reflect the effect of scheduled principal repayments, prepayments, or early redemptions that may occur.  All of our securities at December 31, 2015, were taxable securities.

	One Year or Less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield
	(Dollars in thousands)
Securities available-for-sale:
Mortgage-backed securities:
Pass-through certificates:
GSEs	$88	5.66%	$14,103	4.47%	$84,924	2.83%	$129,442	2.44%	$228,557	$231,700	2.71%
REMICs:
GSEs	—	—	19,311	2.04	34,491	1.99	251,585	1.71	305,387	297,824	1.76%
Non-GSEs	—	—	348	1.34	—	—	249	0.59	597	579	1.03%
Equity investments	481	0.05	—	—	—	—	—	—	481	481	0.05%
Corporate bonds	11,002	1.28	—	—	—	—	—	—	11,002	11,011	1.28%
Total securities available-for-sale	$11,571	1.27%	$33,762	3.05%	$119,415	2.59%	$381,276	1.95%	$546,024	$541,595	2.15%

Securities held-to-maturity:
Mortgage-backed securities:
Pass-through certificates:
GSEs	$—	—%	$—	—%	$—	—%	$10,346	3.50%	$10,346	$10,369	3.50%
Total securities held-to-maturity	$—	—%	$—	—%	$—	—%	$10,346	3.50%	$10,346	$10,369	3.50%

Sources of Funds

General.  Deposits traditionally have been our primary source of funds for our securities and lending activities. We also borrow from the FHLB of New York and other financial institutions to supplement cash flow needs, to manage the maturities of liabilities for interest rate and investment risk management purposes, and to manage our cost of funds. Our additional sources of funds are the proceeds of loan sales, scheduled loan and investment payments, maturing investments, loan prepayments, brokered deposits, and retained income on other earning assets.

Deposits.  We accept deposits primarily from the areas in which our offices are located. We rely on our convenient locations, customer service, and competitive products and pricing to attract and retain deposits. We offer a variety of deposit accounts to businesses and consumers with a range of interest rates and terms. Our deposit accounts consist of transaction accounts (NOW and non-interest bearing checking accounts), savings accounts (money market, passbook, and statement savings), and certificates of deposit, including individual retirement accounts. We accept brokered deposits when it is deemed cost effective. At December 31, 2015 and 2014, we had brokered deposits totaling $157.1 million and $40.9 million, respectively.

Interest rates offered generally are established weekly, while maturity terms, service fees, and withdrawal penalties are reviewed on a periodic basis. Deposit rates and terms are based primarily on current operating strategies, market interest rates, and liquidity requirements.

At December 31, 2015, we had a total of $499.9 million in certificates of deposit, of which $222.4 million had remaining maturities of one year or less.

The following table sets forth the distribution of our average total deposit accounts, by account type, for the periods indicated:

	For the Year Ended December 31,
	2015			2014			2013
	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate
	(Dollars in thousands)
Non-interest bearing demand	$262,318	13.68%	—%	$236,425	15.83%	—%	$222,832	14.14%	—%
NOW	181,341	9.47%	0.25%	120,680	8.08	0.36	114,702	7.28	0.39
Money market accounts	490,418	25.60%	0.48%	431,406	28.89	0.31	471,220	29.90	0.32
Savings	468,749	24.47%	0.46%	398,148	26.66	0.11	396,903	25.18	0.17
Certificates of deposit	512,977	26.78%	1.07%	306,803	20.54	1.04	370,351	23.50	1.04
Total deposits	$1,915,803	100.00%	0.55%	$1,493,462	100.00%	0.36%	$1,576,008	100.00%	0.41%

As of December 31, 2015, the aggregate amount of our outstanding certificates of deposit in amounts greater than or equal to $100,000 was $163.7 million.  The following table sets forth the maturity of these certificates at December 31, 2015:

December 31, 2015
(Dollars in thousands)
Three months or less	$14,847
Over three months through six months	12,808
Over six months through one year	28,083
Over one year to three years	33,425
Over three years	74,556
Total	$163,719

Borrowings.  Our borrowings consist primarily of securities sold under agreements to repurchase (repurchase agreements) with third-party financial institutions, as well as advances from the FHLB of New York and the Federal Reserve Bank.  As of December 31, 2015, our FHLB advances totaled $487.1 million, or 18.4%, of total liabilities, repurchase agreements totaled $63.0 million, or 2.4%, of total liabilities, floating rate advances totaled $7.3 million, or 0.3%, of total liabilities and capitalized lease obligations totaled $727,000, or 0.03%, of total liabilities. At December 31, 2015, the Company had the ability to obtain additional funding from the FHLB of New York and Federal Reserve Bank discount window of approximately $698.8 million, utilizing unencumbered securities of $128.5 million and multifamily loans of $570.3 million.  Repurchase agreements are primarily secured by mortgage-backed securities.  Advances from the FHLB of New York are secured by our investment in the common stock of the FHLB of New York as well as by pledged mortgage-backed securities and loans.

The following table sets forth information concerning balances and interest rates on our borrowings at and for the years indicated:

	At or For the Years Ended December 31,
	2015	2014	2013
	(Dollars in thousands)
Balance at end of year	$558,129	$778,658	$470,325
Average balance during year	$594,926	$588,890	$429,332
Maximum outstanding at any month end	$760,088	$830,092	$492,181
Weighted average interest rate at end of year	1.57%	1.42%	2.08%
Weighted average interest rate during year	1.56%	1.69%	2.43%

Employees

As of December 31, 2015, we had 274 full-time employees and 32 part-time employees.  Our employees are not represented by any collective bargaining group.  Management believes that we have a good working relationship with our employees.

Subsidiary Activities

Northfield-Bancorp, Inc. owns 100% of Northfield Investments, Inc., an inactive New Jersey investment company, and 100% of Northfield Bank.  Northfield Bank owns 100% of NSB Services Corp., a Delaware corporation, which in turn owns 100% of the voting common stock of NSB Realty Trust. NSB Realty Trust is a Maryland real estate investment trust that holds mortgage loans, mortgage-backed securities and other investments. These entities enable us to segregate certain assets for management purposes, and promote our ability to raise regulatory capital in the future through the sale of preferred stock or other capital-enhancing securities or borrow against assets or stock of these entities for liquidity purposes. At December 31, 2015, Northfield Bank’s investment in NSB Services Corp. was $676.1 million, and NSB Services Corp. had assets of $676.2 million and liabilities of $109,000 at that date. At December 31, 2015, NSB Services Corp.’s investment in NSB Realty Trust was $676.2 million, and NSB Realty Trust had $676.2 million in assets, and liabilities of $29,000 at that date. NSB Insurance Agency, Inc. is a New York corporation that receives nominal commissions from the sale of life insurance by employees of Northfield Bank.

Legal Proceedings

In the normal course of business, we may be party to various outstanding legal proceedings and claims. In the opinion of management, the consolidated financial statements will not be materially affected by the outcome of such legal proceedings and claims as of December 31, 2015.

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

SUPERVISION AND REGULATION

General

Northfield Bank is a federally chartered savings bank that is regulated, examined, and supervised by the OCC and the FDIC. This regulation and supervision establishes a comprehensive framework of activities in which an institution may engage and is intended primarily for the protection of the FDIC’s deposit insurance fund and depositors, and not for the protection of security holders. Under this system of federal regulation, financial institutions are periodically examined to ensure that they satisfy applicable standards with respect to their capital adequacy, assets, management, earnings, liquidity, and sensitivity to market interest rates. Northfield Bank also is regulated to a lesser extent by the FRB, governing reserves to be maintained against deposits and other matters, including payments of dividends and the repurchase of shares of common stock. The OCC examines Northfield Bank and prepares reports for the consideration of its board of directors on any operating deficiencies. Northfield Bank’s relationship with its depositors and borrowers also is regulated to a great extent by federal law and, to a much lesser extent, state law, especially in matters concerning the ownership of deposit accounts and the form and content of Northfield Bank’s loan documents. Northfield Bank is also a member of and owns stock in the FHLB of New York, which is one of the twelve regional banks in the Federal Home Loan Bank System.

As a savings and loan holding company, Northfield Bancorp, Inc. is required to comply with the rules and regulations of the FRB.  It is required to file certain reports with and is subject to examination by and the enforcement authority of the FRB. Northfield Bancorp, Inc. is also subject to the rules and regulations of the Securities and Exchange Commission under the federal securities laws.

Any change in applicable laws or regulations, whether by the FDIC, the OCC, the FRB, or Congress, could have a material adverse effect on Northfield Bancorp, Inc. and Northfield Bank and their operations.

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

Business Activities

A federal savings bank derives its lending and investment powers from the Home Owners’ Loan Act, as amended, and the regulations of the OCC. Under these laws and regulations, Northfield Bank may originate mortgage loans secured by residential and commercial real estate, commercial business loans, and consumer loans, and it may invest in certain types of debt securities and certain other assets. Certain types of lending, such as commercial and consumer loans, are subject to aggregate limits calculated as a specified percentage of Northfield Bank’s capital or assets. Northfield Bank also may establish subsidiaries that may engage in a variety of activities, including some that are not otherwise permissible for Northfield Bank, including real estate investment and securities and insurance brokerage.

Loans-to-One-Borrower

We generally may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of Northfield Bank’s unimpaired capital and unimpaired surplus. An additional amount may be lent, equal to 10% of unimpaired capital and unimpaired surplus, if the loan is secured by readily marketable collateral, which is defined to include certain financial instruments and bullion, but generally does not include real estate. As of December 31, 2015, we were in compliance with our loans-to-one-borrower limitations.

Qualified Thrift Lender Test

Northfield Bank is required to satisfy a qualified thrift lender (QTL) test, under which we either must qualify as a “domestic building and loan” association as defined by the Internal Revenue Code or maintain at least 65% of our “portfolio assets” in “qualified thrift investments.” “Qualified thrift investments” consist primarily of residential mortgages and related investments, including mortgage-backed and related securities. “Portfolio assets” generally mean total assets less specified liquid assets up to 20% of total assets, goodwill, and other intangible assets and the value of property used to conduct business. A savings institution that fails the qualified thrift lender test must operate under specified restrictions. The Dodd-Frank Act made noncompliance with the QTL test also subject to agency enforcement action for a violation of law. As of December 31, 2015, we maintained 82.2% of our portfolio assets in qualified thrift investments and, therefore, we met the QTL test.

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

Capital Requirements

Federal regulations require federally insured depository institutions to meet several minimum capital standards: a common equity Tier 1 capital to risk-based assets ratio of 4.5%, a Tier 1 capital to risk-based assets ratio of 6.0%, a total capital to risk-based assets of 8.0%, and a 4.0% Tier 1 capital to total assets leverage ratio. These capital requirements were effective January 1, 2015, and are the result of a final rule implementing recommendations of the Basel Committee on Banking Supervision and certain requirements of the Dodd-Frank Act.

In determining the amount of risk-weighted assets for purposes of calculating risk-based capital ratios, all assets, including certain off-balance sheet assets (e.g., recourse obligations, direct credit substitutes, residual interests) are multiplied by a risk weight factor assigned by the regulations based on the risks believed inherent in the type of asset. Higher levels of capital are required for asset categories believed to present greater risk. Common equity Tier 1 capital is generally defined as common stockholders’ equity and retained earnings. Tier 1 capital is generally defined as common equity Tier 1 and additional Tier 1 capital. Additional Tier 1 capital includes certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries. Total capital includes Tier 1 capital (common equity Tier 1 capital plus additional Tier 1 capital) and Tier 2 capital. Tier 2 capital is comprised of capital instruments and related surplus, meeting specified requirements, and may include cumulative preferred stock and long-term perpetual preferred stock, mandatory convertible securities, intermediate preferred stock and subordinated debt. Also included in Tier 2 capital is the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets. In assessing an institution’s capital adequacy, the OCC takes into consideration, not only these numeric factors, but qualitative factors as well, and has the authority to establish higher capital requirements for individual institutions when deemed necessary.

In addition to establishing the minimum regulatory capital requirements, the regulations limit capital distributions and certain discretionary bonus payments to management if the institution does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted asset above the amount necessary to meet its minimum risk-based capital requirements. The capital conservation buffer requirement is being phased in beginning January 1, 2016, at 0.625% of risk-weighted assets and increases each year until fully implemented at 2.5% on January 1, 2019.

Prompt Corrective Regulatory Action

Federal law requires, among other things, that federal bank regulators take “prompt corrective action” with respect to institutions that do not meet minimum capital requirements. For this purpose, the law establishes five capital categories: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. OCC regulations were amended to incorporate the previously mentioned increased regulatory capital standards that were effective January 1, 2015. Under the amended regulations, an institution is deemed to be “well capitalized” if it has a total risk-based capital ratio of 10.0% or greater, a Tier 1 risk-based capital ratio of 8.0% or greater, a leverage ratio of 5.0% or greater and a common equity Tier 1 ratio of 6.5% or greater. An institution is “adequately capitalized” if it has a total risk-based capital ratio of 8.0% or greater, a Tier 1 risk-based capital ratio of 6.0% or greater, a leverage ratio of 4.0% or greater and a common equity Tier 1 ratio of 4.5% or greater. An institution is “undercapitalized” if it has a total risk-based capital ratio of less than 8.0%, a Tier 1 risk-based capital ratio of less than 6.0%, a leverage ratio of less than 4.0% or a common equity Tier 1 ratio of less than 4.5%. An institution is deemed to be “significantly undercapitalized” if it has a total risk-based capital ratio of less than 6.0%, a Tier 1 risk-based capital ratio of less than 4.0%, a leverage ratio of less than 3.0% or a common equity Tier 1 ratio of less than 3.0%. An institution is considered to be “critically undercapitalized” if it has a ratio of tangible equity (as defined in the regulations) to total assets that is equal to or less than 2.0%.

The regulations provide that a capital restoration plan must be filed with the OCC within 45 days of the date a savings institution receives notice that it is “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized.” Any holding company for the savings institution required to submit a capital restoration plan must guarantee the lesser of an amount equal to 5.0% of the savings institution’s assets at the time it was notified or deemed to be undercapitalized by the OCC, or the amount necessary to restore the savings institution to adequately capitalized status. This guarantee remains in place until the OCC notifies the savings institution that it has maintained adequately capitalized status for each of four consecutive calendar quarters, and the OCC has the authority to require payment and collect payment under the guarantee. Various restrictions, including as on growth and capital distributions, also apply to “undercapitalized” institutions. If an “undercapitalized” institution fails to submit an acceptable capital plan, it is treated as “significantly undercapitalized.” “Significantly undercapitalized” institutions must comply with one or more additional restrictions including, but not limited to, an order by the OCC to sell sufficient voting stock to become adequately capitalized, requirements to reduce total assets, cease receipt of deposits from correspondent banks or dismiss officers or directors and restrictions on interest rates paid on deposits, compensation of executive officers and capital distributions by the parent holding company. The OCC may also take any one of a number of discretionary supervisory actions against undercapitalized institutions, including the issuance of a capital directive and the replacement of senior executive officers and directors.

Capital Distribution

Federal regulations restrict “capital distributions” by savings institutions. For purposes of the regulations, capital distributions generally include cash dividends and other transactions charged to the capital account of a savings institution. A federal savings institution must file an application with the OCC for approval of the capital distribution if:

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

A savings institution that is a subsidiary of a holding company, which is the case with Northfield Bank, must file a notice with the FRB at least 30 days before the board of directors declares a dividend or approves a capital distribution and receive FRB non-objection to the payment of the dividend.

Applications or notices may be denied if the institution will be undercapitalized after the proposed dividend raises safety and soundness concerns or the proposed dividend would violate a law, regulation enforcement order, or regulatory condition.

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

Transactions with Related Parties

A savings institution’s authority to engage in transactions with related parties or “affiliates” is limited by Sections 23A and 23B of the Federal Reserve Act and its implementing regulation, FRB Regulation W. The term “affiliate” generally means any company that controls or is under common control with an institution, including Northfield Bancorp, Inc. and its non-savings institution subsidiaries (although certain subsidiaries of the institution itself are not considered affiliates). Applicable law limits the aggregate amount of “covered” transactions with any individual affiliate, including loans to the affiliate, to 10.0% of the capital and surplus of the savings institution. The aggregate amount of covered transactions with all affiliates is limited to 20.0% of the savings institution’s capital and surplus. Certain covered transactions with affiliates, such as loans to or guarantees issued on behalf of affiliates, are required to be secured by specified amounts of collateral. Purchasing low quality assets from affiliates is generally prohibited. Regulation W also provides that transactions with affiliates, including covered transactions, must be on terms and under circumstances, including credit standards, that are substantially the same or at least as favorable to the institution as those prevailing at the time for comparable transactions with non-affiliated companies. In addition, savings institutions are prohibited by law from lending to any affiliate that is engaged in activities that are not permissible for bank holding companies and no savings institution may purchase the securities of any affiliate other than a subsidiary.

Authority to extend credit to executive officers, directors and 10% or greater shareholders (insiders), as well as entities controlled by insiders, is governed by Sections 22(g) and 22(h) of the Federal Reserve Act and its implementing regulation, FRB Regulation O. Among other things, loans to insiders must be made on terms substantially the same as those offered to unaffiliated individuals and not involve more than the normal risk of repayment. There is an exception for bank-wide lending programs that do not discriminate in favor of insiders. Regulation O also places individual and aggregate limits on the amount of loans that may be made to insiders based, in part, on the institution’s capital position, and requires that certain prior board approval procedures be followed. Extensions of credit to executive officers are subject to additional restrictions on the types and amounts of loans that may be made. At December 31, 2015, Northfield Bank was in compliance with these regulations.

Enforcement

The OCC has primary enforcement responsibility over federal savings institutions, including the authority to bring enforcement action against “institution-related parties,” including officers, directors, certain shareholders, and attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution. Formal enforcement action may range from the issuance of a capital directive or cease and desist order to removal of officers and/or directors of the institution, receivership, conservatorship or the termination of deposit insurance.  Civil penalties cover a wide range of violations and actions, and range up to $25,000 per day, unless a finding of reckless disregard is made, in which case penalties may be as high as $1 million per day.

Deposit Insurance

Northfield Bank is a member of the Deposit Insurance Fund, which is administered by the FDIC. Deposit accounts in Northfield Bank are insured up to a maximum of $250,000 for each separately insured depositor by the FDIC.

The FDIC imposes an assessment for deposit insurance on all insured depository institutions. Under the FDIC’s risk-based assessment system, insured institutions are assigned to risk categories based on supervisory evaluations, regulatory capital levels and certain other factors. An institution’s assessment rate depends upon the category to which it is assigned and certain adjustments specified by FDIC regulations, with less risky institutions paying lower rates. Assessment rates (inclusive of possible adjustments) currently range from two and one half to 45 basis points of each institution’s total assets less tangible capital.  The FDIC may increase or decrease the scale uniformly, except that no adjustment can deviate more than two basis points from the base scale without notice and comment rulemaking.  The FDIC’s current system represents a change, required by the Dodd-Frank Act, from its prior practice of basing the assessment on an institution’s volume of deposits.

The Dodd-Frank Act increased the minimum target ratio for the Deposit Insurance Fund from 1.15% of estimated insured deposits to 1.35% of estimated insured deposits. The FDIC must seek to achieve the 1.35% ratio by September 30, 2020. Insured institutions with assets of $10 billion or more are supposed to fund the increase. The Dodd-Frank Act eliminated the 1.5% maximum fund ratio, instead leaving it to the discretion of the FDIC and the FDIC has exercised that discretion by establishing a long range fund ratio of 2%.

The FDIC has authority to increase insurance assessments. Any significant increases would have an adverse effect on the operating expenses and results of operations of Northfield Bank. Future insurance assessments cannot be predicted.

Insurance of deposits may be terminated by the FDIC upon a finding that an institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed in writing. Management of Northfield Bank does not know of any practice, condition, or violation that may lead to termination of the Company's deposit insurance.

In addition to the FDIC assessments, the Financing Corporation is authorized to impose and collect, through the FDIC, assessments for anticipated payments, issuance costs and custodial fees on bonds issued by the Financing Corporation in the 1980s to recapitalize the former Federal Savings and Loan Insurance Corporation. The bonds issued by the Financing Corporation are due to mature in 2017 through 2019. For the quarter ended December 31, 2015, the annualized Financing Corporation assessment was equal to 0.60 basis points of total quarterly average assets less quarterly average tangible capital.

Federal Home Loan Bank System

Northfield Bank is a member of the FHLB of New York, and therefore is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank System provides a central credit facility primarily for member institutions. Members of the FHLB are required to acquire and hold a specified amount of shares of FHLB capital stock. Northfield Bank was in compliance with this requirement at December 31, 2015.

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

•	Equal Credit Opportunity Act and the Fair Housing Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;

•	Fair Credit Reporting Act, governing the use and provision of information to credit reporting agencies;

•	Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies;

•	Truth in Savings Act; and

•	Rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws.

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

•
Check Clearing for the 21st Century Act (also known as Check 21), which gives “substitute checks,” such as digital check images and copies made from that image, the same legal standing as the original paper check;

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

Holding Company Regulation

Northfield Bancorp, Inc. is a unitary savings and loan holding company subject to regulation and supervision by the FRB.  The FRB has enforcement authority over Northfield Bancorp, Inc. and its non-savings institution subsidiaries.  Among other things, that authority permits the FRB to restrict or prohibit activities that are determined to be a risk to Northfield Bank.

As a savings and loan holding company, Northfield Bancorp, Inc.'s activities are limited to those activities permissible by law for financial holding companies (if Northfield Bancorp elects financial holding company status and otherwise qualifies to be a financial holding company) or multiple savings and loan holding companies.  A financial holding company may engage in activities that are financial in nature, incidental to financial activities or complementary to a financial activity. Such activities include lending and other activities permitted for bank holding companies under Section 4(c)(8) of the Bank Holding Company Act, insurance and underwriting equity securities. The Dodd-Frank Act added that any savings and loan holding company that engages in activities that are solely permissible for a financial holding company must meet the qualitative requirements for a bank holding company to be a financial holding company and conduct the activities in accordance with the requirements that would apply to a financial holding company’s conduct of the activity. Multiple savings and loan companies are authorized to engage in activities specified by FRB regulation, including activities permitted for bank holding companies under Section 4(c)(8) of the Bank Holding Company Act.

Federal law prohibits a savings and loan holding company, directly or indirectly, or through one or more subsidiaries, from acquiring more than 5% of another savings institution or savings and loan holding company without prior written approval of the FRB and from acquiring or retaining control of any depository not insured by the FDIC. In evaluating applications by holding companies to acquire savings institutions, the FRB must consider such things as the financial and managerial resources and future prospects of the company and institution involved, the effect of the acquisition on and the risk to the federal deposit insurance fund, the convenience and needs of the community and competitive factors. An acquisition by a savings and loan holding company of a savings institution in another state to be held as a separate subsidiary may not be approved unless it is a supervisory acquisition under Section 13(k) of the Federal Deposit Insurance Act or the law of the state in which the target is located authorizes such acquisitions by out-of-state companies.

Savings and loan holding companies have not historically been subjected to consolidated regulatory capital requirements. However, the Dodd-Frank Act requires the FRB to set for all depository institution holding companies minimum consolidated capital levels that are as stringent as those required for the insured depository subsidiaries. The previously discussed final rule regarding regulatory capital requirements implements the Dodd-Frank Act as to savings and loan holding companies.  Consolidated regulatory capital requirements identical to those applicable to the subsidiary depository institutions applied to savings and loan holding companies as of January 1, 2015.  As is the case with institutions themselves, the capital conservation buffer is being phased in between 2016 and 2019. Northfield Bancorp, Inc. exceeded the FRB’s consolidated capital requirements as of December 31, 2015.

The Dodd-Frank Act extended the “source of strength” doctrine to savings and loan holding companies. The FRB has issued regulations implementing the “source of strength” policy that requires holding companies act as a source of strength to their subsidiary depository institutions by providing capital, liquidity, and other support in times of financial stress.

The FRB has issued a policy statement regarding the payment of dividends and the repurchase of shares of common stock by bank and savings and loan holding companies. In general, the policy provides that dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by the holding company appears consistent with the organization’s capital needs, asset quality and overall financial condition.  Regulatory guidance provides for prior regulatory review of capital distributions in certain circumstances such as where the company’s net income for the past four quarters, net of dividends previously paid over that period, is insufficient to fully fund the dividend or the company’s overall rate of earnings retention is inconsistent with the company’s capital needs and overall financial condition. The ability of a holding company to pay dividends may be restricted if a subsidiary bank becomes undercapitalized. The policy statement also specifies that a holding company should advise FRB supervisory staff prior to redeeming or repurchasing common or perpetual preferred stock when the holding company is experiencing financial weaknesses or redeeming or repurchasing common stock or perpetual preferred stock such that the repurchase or redemption would result in a net reduction as of the end of a quarter in the amount of such equity instruments outstanding compared with the beginning of the quarter in which the redemption or repurchase occurs. These regulatory policies could affect the ability of Northfield Bancorp, Inc. to pay dividends, repurchase common stock or otherwise engage in capital distributions.

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

Change in Control Regulations

Under the Change in Bank Control Act, no person may acquire control of a savings and loan holding company, such as Northfield Bancorp, Inc., unless the FRB has been given 60 days prior written notice and has not issued a notice disapproving the proposed acquisition, taking into consideration certain factors, including the financial and managerial resources of the acquirer and the competitive effects of the acquisition.  Control, as defined under federal law, means ownership, control of or holding irrevocable proxies representing more than 25% of any class of voting stock, control in any manner of the election of a majority of the institution’s directors, or a determination by the regulator that the acquirer has the power to direct, or directly or indirectly to exercise a controlling influence over, the management or policies of the institution. Acquisition of more than 10% of any class of a savings and loan holding company’s voting stock constitutes a rebuttable determination of control under the regulations under certain circumstances including where, as is the case with Northfield Bancorp, Inc., the issuer has registered securities under Section 12 of the Securities Exchange Act of 1934.

In addition, federal regulations provide that no company may acquire control of a savings and loan holding company without the prior approval of the FRB. Any company that acquires such control becomes a “savings and loan holding company” subject to registration, examination, and regulation by the FRB.

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

Taxable Distributions and Recapture.  Prior to 1996, bad debt reserves created prior to 1988 were subject to recapture into taxable income if Northfield Bank failed to meet certain thrift asset and definitional tests or made certain distributions. Tax law changes in 1996 eliminated thrift-related recapture rules. However, under current law, pre-1988 tax bad debt reserves remain subject to recapture if Northfield Bank makes certain non-dividend distributions, repurchases any of its common stock, pays dividends in excess of earnings and profits, or fails to qualify as a “bank” for tax purposes. At December 31, 2015, the total federal pre-base year bad debt reserve of Northfield Bank was approximately $5.9 million.

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

Net Operating Loss Carryovers. A financial institution may carry back net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years. At December 31, 2015, Northfield Bancorp, Inc.’s consolidated group had no net operating loss carryforwards for federal income tax purposes.

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

State Taxation

On March 31, 2014, New York State (NYS) enacted several reforms (the Tax Reform Package) to its tax structure, including changes to the franchise, sales, estate, and personal income taxes. These changes were effective on January 1, 2015. The Tax Reform Package is intended to simplify the existing corporate tax code for NYS businesses while remaining relatively neutral in relation to corporate tax receipts.

Under the Tax Reform Package, the NYS corporate income tax rate drops, effective January 1, 2016, from 7.10% to 6.50%. Effective January 1, 2015, the metropolitan commuter transportation district surcharge (MTA Tax) increases from 17.0% to 25.6% of the surcharge tax base. The MTA Tax rate for years beginning on or after January 1, 2016 will be adjusted based on future Metropolitan Transit Authority budget projections.

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

The Tax Reform Package repeals the Article 32 Bank Tax, merging it into the Article 9-A Corporate Franchise Tax. It also makes several modifications to the Article 9-A Corporate Franchise Tax to accommodate the merger, most notably providing a choice between two potential financial institution tax deductions: 1) a deduction equal to 32% of modified NYS taxable income available to all thrifts and banks with assets that do not exceed $8 billion; and 2) a deduction based upon 50% of the net interest income received from loans secured by real estate located in NYS or business loans made to NYS borrowers with a principal amount of less than $5 million. Alternatively, for financial institutions with assets that do not exceed $8 billion that owned a captive real estate investment trust (REIT) as of April 1, 2014, the Tax Reform Package preserves the ability to exclude a percentage of dividends received from the REIT in determining NYS taxable income and increases this exclusion from the current level of 60% to 160% for tax years beginning on or after January 1, 2015. Financial institutions that continue to maintain these grandfathered REITs are prohibited from claiming either of the two financial institution tax deductions described above.

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

Northfield Bank reports income on a calendar year basis to New York City (NYC).  On April 13, 2015, NYC enacted corporate tax reforms, which are effective retroactive for tax years beginning on or after January 1, 2015. NYC generally conforms its tax law to NYS tax law and adopted conforming Tax Reform Package provisions similar to those described above for NYS. For tax years beginning on or after January 1, 2015, the NYC income tax rate applied to the Company apportioned NYC taxable income is 8.85%.

Northfield Bancorp, Inc. and Northfield Bank file New Jersey Corporation Business Tax returns on a calendar year basis.  Generally, the income derived from New Jersey sources is subject to New Jersey tax. Northfield Bancorp, Inc. and Northfield Bank pay the greater of the corporate business tax at 9% of taxable income or the minimum tax of $1,200 per entity.

Our NYS and NYC tax returns are currently under audit for tax years 2010 through 2012.

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

The FDIC and the other federal bank regulatory agencies have promulgated joint guidance on sound risk management practices for financial institutions with concentrations in commercial real estate lending.  Under the guidance, a financial institution that, like us, is actively involved in commercial real estate lending should perform a risk assessment to identify concentrations. A financial institution may have a concentration in commercial real estate lending if, among other factors, (i) total reported loans for construction, land acquisition and development, and other land represent 100% or more of total capital, or (ii) total reported loans secured by multifamily and non-farm residential properties, loans for construction, land acquisition and development and other land, and loans otherwise sensitive to the general commercial real estate market, including loans to commercial real estate related entities, represent 300% or more of total capital.  Based on these factors we have a concentration in multifamily and commercial real estate lending, as such loans represent 353.7% of total bank capital as of December 31, 2015. The particular focus of the guidance is on exposure to commercial real estate loans that are dependent on the cash flow from the real estate held as collateral and that are likely to be at greater risk to conditions in the commercial real estate market (as opposed to real estate collateral held as a secondary source of repayment or as an abundance of caution).  The purpose of the guidance is to guide banks in developing risk management practices and capital levels commensurate with the level and nature of real estate concentrations.  The guidance states that management should employ heightened risk management practices including board and management oversight and strategic planning, development of underwriting standards, risk assessment, and monitoring through market analysis and stress testing.  While we believe we have implemented policies and procedures with respect to our commercial real estate loan portfolio consistent with this guidance, bank regulators could require us to implement additional policies and procedures consistent with their interpretation of the guidance that may result in additional costs to us or that may result in a curtailment of our multifamily and commercial real estate lending and/or the requirement that we maintain higher levels of regulatory capital, either of which would adversely affect our loan originations and profitability.

Our concentration in multifamily loans and commercial real estate loans could expose us to increased lending risks and related loan losses.

Our current business strategy is to continue to emphasize multifamily loans and to a lesser extent commercial real estate loans. At December 31, 2015, $1.72 billion, or 89.1% of our originated total loan portfolio held-for-investment, net, consisted of multifamily and commercial real estate loans.

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

Our net loan portfolio has grown to $2.35 billion at December 31, 2015, from $1.05 billion at December 31, 2011. A large portion of this increase is due to increases in multifamily real estate loans. It is difficult to assess the future performance of these recently originated loans. These loans may experience higher delinquency or charge-off levels than our historical loan portfolio experience, which could adversely affect our future performance.

Our business strategy includes the continuation of significant growth plans, and our financial condition and results of operations could be negatively affected if we fail to grow or fail to manage our growth effectively.
We expect to continue to experience growth in the amount of our assets, the level of our deposits and the scale of our operations. Achieving our growth targets requires us to attract customers that currently bank at other financial institutions in our market, thereby increasing our share of the market. Our ability to grow successfully will depend on a variety of factors, including our ability to attract and retain experienced bankers, the continued availability of desirable business opportunities, the competitive responses from other financial institutions in our market areas and our ability to manage our growth. Growth opportunities may not be available or we may not be able to manage our growth successfully. If we do not manage our growth effectively, our financial condition and operating results could be negatively affected.
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
Unlike larger financial institutions that are more geographically diversified, our profitability depends primarily on the general economic conditions in New York, New Jersey and to a lesser extent Eastern Pennsylvania. Local economic conditions have a significant impact on our commercial real estate, construction, and consumer loans, the ability of the borrowers to repay these loans and the value of the collateral securing these loans. Almost all of our loans are to borrowers located in or secured by collateral in the New York metropolitan area.
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

We face intense competition in making loans and attracting deposits. Price competition for loans and deposits sometimes results in us charging lower interest rates on our loans and paying higher interest rates on our deposits and may reduce our net interest income. Competition also makes it more difficult and costly to attract and retain qualified employees. Many of the institutions with which we compete have substantially greater resources and lending limits than we have and may offer services that we do not provide. Our competitors also may price loan and deposit products aggressively when they enter into new lines of business or new market areas. We expect competition to increase in the future as a result of legislative, regulatory, and technological changes and the continuing trend of consolidation in the financial services industry. If we are not able to compete effectively in our market area, our profitability may be negatively affected. The greater resources and broader offering of deposit and loan products of some of our competitors may also limit our ability to increase our interest-earning assets.

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

Increases in interest rates also may decrease loan demand and/or may make it more difficult for borrowers to repay adjustable rate loans.  Additionally, increases in interest rates may increase capitalization rates utilized in valuing income-producing properties. This can result in lower appraised values, which can limit the ability of borrowers to refinance existing debt and may result in higher charge-offs of our non-performing collateral dependent loans.

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

Changes in interest rates also affect the carrying value of our interest earning assets and in particular our securities portfolio.  Generally, the value of securities fluctuates inversely with changes in interest rates.  At December 31, 2015, the fair value of our securities portfolio (excluding FHLB of New York stock) totaled $558.7 million.

At December 31, 2015, our simulation model indicated that our net portfolio value (the net present value of our interest-earning assets and interest-bearing liabilities) would decrease by 14.14% if there was an instantaneous parallel 200 basis point increase in market interest rates. Although interest rate risk calculations provide an indication of our interest rate risk exposure at a particular point in time, such measurements are not intended to and do not provide a precise forecast of the effect of changes in market interest rates on our net portfolio value or net interest income and will likely differ from actual results.

Historically low interest rates may adversely affect our net interest income and profitability.

The FRB has maintained interest rates at historically low levels through its targeted federal funds rate and purchases of mortgage-backed securities. As a general matter, our interest-bearing liabilities reprice or mature more quickly than our interest-earning assets, which has resulted in increases in net interest income in the short term.  Our ability to lower our interest expense is limited at these interest rate levels while the average yield on our interest-earning assets may continue to decrease. Accordingly, our net interest income (the difference between interest income earned on assets and interest expense paid on liabilities) may decrease, which may have an adverse effect on our profitability.

Our funding sources may prove insufficient to replace deposits and support our future growth.

We must maintain sufficient funds to respond to the needs of depositors and borrowers. As a part of our liquidity management, we use a number of funding sources in addition to core deposit growth and repayments and maturities of loans and investments. These additional sources consist primarily of FHLB advances, proceeds from the sale of loans, federal funds purchased, and brokered certificates of deposit. As we continue to grow, we are likely to become more dependent on these sources. Adverse operating results or changes in industry conditions could lead to difficulty or an inability to access these additional funding sources. Our financial flexibility will be severely constrained if we are unable to maintain our access to funding or if adequate financing is not available to accommodate future growth at acceptable interest rates. If we are required to rely more heavily on more expensive funding sources to support future growth, our revenues may not increase proportionately to cover our costs. In this case, our operating margins and profitability would be adversely affected.
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

From time to time, the Financial Accounting Standards Board and the Securities and Exchange Commission change the financial accounting and reporting standards or the interpretation of those standards that govern the preparation of our financial statements. These changes are beyond our control, can be hard to predict and could materially affect how we report our results of operations and financial condition. We could also be required to apply a new or revised standard retroactively, resulting in our restating prior period financial statements in material amounts.

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

A federal savings bank differs from a commercial bank in that it is required to maintain at least 65% of its total assets in “qualified thrift investments,” which generally includes loans and investments for the purchase, refinance, construction, improvement, or repair of residential real estate, as well as home equity loans, education loans and small business loans. To maintain our federal savings bank charter we have to be a “qualified thrift lender” or “QTL” in nine out of each 12 immediately preceding months. The QTL requirement limits the extent to which we can grow our commercial loan portfolio, and failing the QTL test can result in an enforcement action. However, a loan that does not exceed $2 million (including a group of loans to one borrower) that is for commercial, corporate, business, or agricultural purposes is included in our qualified thrift investments. As of December 31, 2015, we maintained 82.2% of our portfolio assets in qualified thrift investments. Because of the QTL requirement, we may be limited in our ability to change our asset mix and increase the yield on our earning assets by growing our commercial loan portfolio.

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

Information technology systems are critical to our business. We use various technology systems to manage our customer relationships, general ledger, securities, deposits, and loans. We have established policies and procedures to prevent or limit the effect of system failures, interruptions, and security breaches, but such events may still occur or may not be adequately addressed if they do occur. In addition, any compromise of our systems could deter customers from using our products and services. Although we rely on security systems to provide security and authentication necessary to effect the secure transmission of data, these precautions may not protect our systems from compromises or breaches of security.

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

We are subject to extensive supervision, regulation, and examination by the OCC, the FRB, and the FDIC. As a result, we are limited in the manner in which we conduct our business, undertake new investments and activities, and obtain financing. This regulatory structure is designed primarily for the protection of the Deposit Insurance Fund and our depositors, and not to benefit our stockholders. This regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement actions and examination policies, including policies with respect to capital levels, the timing and amount of dividend payments, the classification of assets, the establishment of adequate loan loss reserves for regulatory purposes and the timing and amounts of assessments and fees.

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

Our securities portfolio may be affected by fluctuations in market value, potentially reducing accumulated other comprehensive income and/or earnings.  Fluctuations in market value may be caused by changes in market interest rates, lower market prices for securities and limited investor demand.  Management evaluates securities for other-than-temporary impairment on a quarterly basis, with more frequent evaluation for selected issues.  In analyzing a debt issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, industry analysts’ reports and, to a lesser extent given the relatively insignificant levels of depreciation in our debt portfolio, spread differentials between the effective rates on instruments in the portfolio compared to risk-free rates.  In analyzing an equity issuer’s financial condition, management considers industry analysts’ reports, financial performance, and projected target prices of investment analysts within a one-year time period.  If this evaluation shows impairment to the actual or projected cash flows associated with one or more securities, a potential loss to earnings may occur.  Changes in interest rates can also have an adverse effect on our financial condition, as our available-for-sale securities are reported at their estimated fair value, and therefore are impacted by fluctuations in interest rates.  We increase or decrease our stockholders’ equity by the amount of change in the estimated fair value of the available-for-sale securities, net of taxes.  The declines in market value could result in other-than-temporary impairments of these assets, which would lead to accounting charges that could have a material adverse effect on our net income and capital levels. Changes in interest rates can also have an adverse effect on our financial condition, as our available-for-sale securities are reported at their estimated fair value, and therefore are impacted by fluctuations in interest rates.

Federal banking regulations restrict insured depository institutions and their affiliated companies from engaging in short-term proprietary trading of certain securities, investing in funds with collateral comprised of less than 100% loans that are not registered with the Securities and Exchange Commission and from engaging in hedging activities that do not hedge a specific identified risk. We continue to analyze the impact of this regulation on our investment portfolio, and whether any changes are required to our investment strategies that could negatively affect our earnings.

We have become subject to more stringent capital requirements, which may adversely affect our return on equity, require us to raise additional capital, or constrain us from paying dividends or repurchasing shares.

“Basel III” regulatory capital reforms and changes required by the Dodd-Frank Act were effective for us on January 1, 2015, and substantially amended the regulatory risk-based capital rules applicable to Northfield Bancorp, Inc. and Northfield Bank.  The new minimum capital requirements are: (i) a new common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 to risk-based assets capital ratio of 6% (increased from 4%); (iii) a total capital ratio of 8% (unchanged from current rules); and (iv) a Tier 1 leverage ratio of 4%. The final rule also establishes a “capital conservation buffer” of 2.5%, and will result in the following minimum ratios: (i) a common equity Tier 1 capital ratio of 7.0%, (ii) a Tier 1 to risk-based assets capital ratio of 8.5%, and (iii) a total capital ratio of 10.5%. The new capital conservation buffer requirement is being phased in beginning in January 2016 at 0.625% of risk-weighted assets and will increase each year until fully implemented in January 2019. An institution will be subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations will establish a maximum percentage of eligible retained income that can be utilized for such actions.

We have analyzed the effects of these new capital requirements as if these new requirements had been in effect as of December 31, 2015, and we believe that Northfield Bank and the Company meet all of these new requirements, including the full 2.5% capital conservation buffer.

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

Our risk management framework is designed to minimize risk and loss to us. We seek to identify, measure, monitor, report, and control our exposure to the types of risk to which we are subject, including strategic, market, liquidity, compliance, and operational risks. While we employ a broad and diversified set of risk monitoring and mitigation techniques, those techniques are inherently limited because they cannot anticipate the existence or future development of currently unanticipated or unknown risks. Recent economic conditions, heightened legislative and regulatory scrutiny of the financial services industry, among other developments, have resulted in a heightened level of risk for us. Accordingly, we could suffer losses as a result of our failure to properly anticipate and manage these risks.

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

Acquiring other banks, businesses, or branches (including our acquisition of Hopewell Valley which we completed on January 8, 2016) may have an adverse effect on our financial results and may involve various other risks commonly associated with acquisitions. These include:

•	integrating personnel with diverse business backgrounds;

•	converting customers to new systems;

•	combining different corporate cultures; and

•	retaining key employees.

The success of an acquisition will depend, in part, on our ability to realize the anticipated benefits and cost savings. If we are unable to integrate an acquired company successfully, the anticipated benefits and cost savings may not be realized fully or may take longer to realize than expected. A significant decline in asset valuations or cash flows may also cause us not to realize expected benefits.
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

Cyber-attacks or other security breaches could adversely affect our operations, net income, or reputation.

We regularly collect, process, transmit and store significant amounts of confidential information regarding our customers, employees and others and concerning our own business, operations, plans and strategies. In some cases, this confidential or proprietary information is collected, compiled, processed, transmitted, or stored by third parties on our behalf.

Information security risks have generally increased in recent years because of the proliferation of new technologies, the use of the Internet and telecommunications technologies to conduct financial and other transactions and the increased sophistication and activities of perpetrators of cyber-attacks and mobile phishing. Mobile phishing, a means for identity thieves to obtain sensitive personal information through fraudulent e-mail, text or voice mail, is an emerging threat targeting the customers of popular financial entities. A failure in or breach of our operational or information security systems, or those of our third-party service providers, as a result of cyber-attacks or information security breaches or due to employee error, malfeasance or other disruptions could adversely affect our business, result in the disclosure or misuse of confidential or proprietary information, damage our reputation, increase our costs and/or cause losses.

If this confidential or proprietary information were to be mishandled, misused, or lost, we could be exposed to significant regulatory consequences, reputational damage, civil litigation, and financial loss.

Although we employ a variety of physical, procedural, and technological safeguards to protect this confidential and proprietary information from mishandling, misuse, or loss, these safeguards do not provide absolute assurance that mishandling, misuse or loss of the information will not occur, and that if mishandling, misuse or loss of information does occur, those events will be promptly detected and addressed. Similarly, when confidential or proprietary information is collected, compiled, processed, transmitted or stored by third parties on our behalf, our policies and procedures require that the third party agree to maintain the confidentiality of the information, establish and maintain policies and procedures designed to preserve the confidentiality of the information, and permit us to confirm the third party’s compliance with the terms of the agreement. As information security risks and cyber threats continue to evolve, we may be required to expend additional resources to continue to enhance our information security measures and/or to investigate and remediate any information security vulnerabilities.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

There are no unresolved staff comments.

ITEM 2.	PROPERTIES

The Company operates from the Bank’s home office in Staten Island, New York, our corporate offices located at 581 Main Street, Woodbridge, New Jersey, and our additional 38 branch offices (including nine branches acquired as a result of the Hopewell Valley acquisition) located in New York and New Jersey, and its lending office located in Brooklyn, New York.  Our branch offices are located in the New York counties of Richmond, and Kings and the New Jersey counties of Hunterdon, Mercer, Middlesex, and Union.  The net book value of our premises, land, and equipment was $23.6 million at December 31, 2015.

ITEM 3.	LEGAL PROCEEDINGS

In the normal course of business, we may be party to various outstanding legal proceedings and claims.  In the opinion of management, the consolidated financial statements will not be materially affected by the outcome of such legal proceedings and claims as of December 31, 2015.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Our shares of common stock are traded on the NASDAQ Global Select Market under the symbol “NFBK.”  The approximate number of holders of record of Northfield Bancorp, Inc.’s common stock as of February 29, 2016, was 4,625.  Certain shares of Northfield Bancorp, Inc. are held in “nominee” or “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number.  The following table presents quarterly market and dividend information for Northfield Bancorp, Inc. common stock for the years ended December 31, 2015 and 2014.  The following market information was provided by the NASDAQ Global Stock Market.

	High	Low	Dividends
Quarter ended December 31, 2015	$16.40	$14.71	$0.07
Quarter ended September 30, 2015	$15.86	$14.60	$0.07
Quarter ended June 30, 2015	$15.26	$14.32	$0.07
Quarter ended March 31, 2015	$14.90	$14.06	$0.07
Quarter ended December 31, 2014	$15.15	$12.65	$0.07
Quarter ended September 30, 2014	$13.88	$12.64	$0.07
Quarter ended June 30, 2014	$13.52	$12.40	$0.06
Quarter ended March 31, 2014	$13.28	$12.27	$0.06

The Company is subject to state law limitations and federal banking regulatory policy on the payment of dividends. Delaware law generally limits dividends to our capital surplus or, if there is no capital surplus, our net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year.  In addition, see “Item 1. Business - Supervision and Regulation - Holding Company Regulation.”

The sources of funds for the payment of a cash dividend are the retained proceeds from the sale of shares of common stock and earnings on those proceeds, interest, and principal payments on Northfield Bancorp, Inc.’s investments, including its loan to Northfield Bank’s Employee Stock Ownership Plan, and dividends from Northfield Bank.

For a discussion of Northfield Bank’s ability to pay dividends, see “Item 1. Business - Supervision and Regulation.”

Stock Performance Graph

Set forth below is a stock performance graph (Source: SNL Financial) comparing (a) the cumulative total return on the Northfield Bancorp, Inc.’s common stock for the period December 31, 2010, through December 31, 2015, (b) the cumulative total return of the stocks included in the NASDAQ Composite Index over such period, (c) the cumulative total return on stocks included in the NASDAQ Bank Index over such period, and, (d) the cumulative total return on stocks included in the SNL U.S. Thrift Index over such period. Cumulative return assumes the reinvestment of dividends, and is expressed in dollars based on an assumed investment of $100.

	As of
Index	12/31/2010	12/31/2011	12/31/2012	12/31/2013	12/31/2014	12/31/2015
Northfield Bancorp, Inc.	100.00	108.16	117.47	148.71	170.09	186.43
NASDAQ Composite Index	100.00	99.21	116.82	163.75	188.03	201.40
NASDAQ Bank Index	100.00	89.50	106.23	150.55	157.95	171.92
SNL U.S. Thrift Index	100.00	84.12	102.32	131.30	141.22	158.80

Equity Incentive Plans

The 2014 Equity Incentive Plan was approved by stockholders on May 28, 2014.  The 2014 Equity Incentive Plan provides for the issuance of up to 4,978,249 equity awards.  As of December 31, 2015, the Compensation Committee of the Board of Directors had awarded 1,378,480 shares of restricted stock, and 3,501,560 stock options, net of forfeitures.

The 2008 Equity Incentive Plan was approved by stockholders on December 17, 2008.  The 2008 Equity Incentive Plan provides for the issuance of up to 4,311,796 equity awards.  As of December 31, 2015, the Compensation Committee of the Board of Directors awarded 1,171,856 shares of restricted stock, and 2,928,410 stock options with tandem stock appreciation rights.

Issuer Purchases of Equity Securities

The following table shows the Company’s repurchase of its common stock for each calendar month in the three months ended December 31, 2015:

			Total Number of
			Shares Purchased	Maximum Number
	Total Number	Average	as Part of Publicly	of Shares that May Yet
	of Shares	Price Paid per	Announced Plans	Be Purchased Under
Period	Purchased	Share	or Programs (1)	Plans or Programs (1)
October 1, 2015, through October 31, 2015	13,365	$14.86	12,644	—
November 1, 2015, through November 30, 2015	71	$15.96	—	—
December 1, 2015, through December 31, 2015	196	$15.74	—	—
Total	13,632	$14.88	12,644

(1) In 2014, the Company's Board of Directors revised its stock repurchase program to allow for the repurchase of a total of $170.0 million of the Company's common stock. On May 27, 2015, the Company’s Board of Directors authorized an increase of $15.0 million to its stock repurchase plan bringing the total authorized to $185.0 million at that date. The repurchase program permits shares to be repurchased in open market or private transactions, through block trades, and pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities and Exchange Commission. There were no shares remaining to be purchased at December 31, 2015.

ITEM 6.	SELECTED FINANCIAL DATA

The summary information presented below at the dates or for each of the years presented is derived in part from our consolidated financial statements.  The following information is only a summary, and should be read in conjunction with our consolidated financial statements and notes included in this Annual Report:

	At December 31,
	2015	2014	2013	2012	2011
	(Dollars in thousands)
Selected Financial Condition Data:
Total assets	$3,202,584	$3,020,869	$2,702,764	$2,813,201	$2,376,918
Cash and cash equivalents	51,853	76,709	61,239	128,761	65,269
Trading securities	6,713	6,422	5,998	4,677	4,146
Securities available-for-sale, at estimated market value	541,595	771,239	937,085	1,275,631	1,098,725
Securities held-to-maturity	10,346	3,609	—	2,220	3,617
Loans held-for-sale	—	—	—	—	452
Loans held-for-sale (non-performing)	—	—	471	5,447	3,448
Loans held-for-investment:
PCI loans	33,115	44,816	59,468	75,349	88,522
Loans acquired	409,015	265,685	77,817	101,433	—
Originated loans, net	1,931,585	1,632,494	1,352,191	1,066,200	985,945
Loans held-for-investment, net	2,373,715	1,942,995	1,489,476	1,242,982	1,074,467
Allowance for loan losses	(24,770)	(26,292)	(26,037)	(26,424)	(26,836)
Net loans held-for-investment	2,348,945	1,916,703	1,463,439	1,216,558	1,047,631
Bank owned life insurance	132,782	129,015	125,113	93,042	77,778
FHLB of New York stock, at cost	25,803	29,219	17,516	12,550	12,677
Other real estate owned	45	752	634	870	3,359
Deposits	2,052,929	1,620,665	1,492,689	1,956,860	1,493,526
Borrowed funds	558,129	778,658	470,325	419,122	481,934
Total liabilities	2,642,805	2,426,941	1,986,656	2,398,328	1,994,268
Total stockholders’ equity	$559,779	$593,928	$716,108	$414,873	$382,650

	Years Ended December 31,
	2015	2014	2013	2012	2011
	(Dollars in thousands)
Selected Operating Data:
Interest income	$101,758	$91,701	$92,470	$91,539	$91,017
Interest expense	19,688	15,352	16,948	22,644	25,413
Net interest income before provision for loan losses	82,070	76,349	75,522	68,895	65,604
Provision for loan losses	353	645	1,927	3,536	12,589
Net interest income after provision for loan losses	81,717	75,704	73,595	65,359	53,015
Non-interest income:
Bargain purchase gain, net of tax	—	—	—	—	3,560
Non-interest income (other)	7,898	8,460	10,161	8,586	8,275
Non-interest expense	58,109	52,042	53,873	48,998	41,530
Income before income taxes	31,506	32,122	29,883	24,947	23,320
Income tax expense	11,975	11,856	10,736	8,916	6,497
Net income	$19,531	$20,266	$19,147	$16,031	$16,823
Net income per common share - basic	$0.46	$0.41	$0.35	$0.30	$0.30
Net income per common share - diluted	$0.45	$0.41	$0.34	$0.29	$0.30
Weighted average basic shares outstanding	42,285,712	49,006,129	54,637,680	54,339,467	56,216,794
Weighted average diluted shares outstanding	43,478,481	50,032,259	55,560,309	55,115,680	56,842,889

Note: Weighted average basic and diluted shares have been restated to reflect the completion of our second-step conversion on January 24, 2013, at an exchange ratio of 1.4029-to-one.

	At or For the Years Ended December 31,
	2015	2014	2013	2012	2011
Selected Financial Ratios and Other Data:
Performance Ratios:
Return on assets (ratio of net income to average total assets)	0.63%	0.73%	0.70%	0.65%	0.72%
Return on equity (ratio of net income to average equity)	3.41	3.07	2.70	4.08	4.27
Interest rate spread(1)	2.63	2.74	2.68	2.76	2.75
Net interest margin(2)	2.83	2.97	2.97	2.98	3.01
Dividend payout ratio(3)	62.38	63.57	140.28	10.74	22.00
Efficiency ratio(4)	64.59	61.36	62.87	63.24	53.63
Non-interest expense to average total assets	1.86	1.88	1.97	1.99	1.79
Average interest-earning assets to average interest-bearing liabilities	129.12	139.12	142.73	122.83	122.23
Average equity to average total assets	18.32	23.75	25.90	15.94	16.95
Asset Quality Ratios:
Non-performing assets to total assets	0.28	0.51	0.68	1.30	1.99
Non-performing loans(5) to total loans(6)	0.37	0.75	1.19	2.86	4.07
Allowance for loan losses to non-performing loans held-for-investment(7)	280.78	180.29	150.23	87.73	66.40
Allowance for loan losses to total loans held-for-investment, net(8)	1.04	1.35	1.75	2.13	2.50
Allowance for loan losses to originated loans held-for-investment, net(9)	1.24	1.58	1.88	2.46	2.72
Capital Ratios:
Common equity Tier 1 capital (to risk-weighted assets)(10)	20.19	NA	NA	NA	NA
Total capital (to risk-weighted assets)(10)	21.21	22.95	28.94	22.30	24.71
Tier I capital (to risk-weighted assets)(10)	20.19	21.77	27.69	21.04	23.42
Tier I capital (to adjusted assets)(10)	15.72	16.46	19.88	12.65	13.42
Other Data:
Number of full service offices	30	30	30	29	24
Full time equivalent employees	290	302	306	306	277

(1)	The interest rate spread represents the difference between the weighted-average yield on interest earning assets and the weighted-average costs of interest-bearing liabilities.
(2)	The net interest margin represents net interest income as a percent of average interest-earning assets for the period.
(3)
Dividend payout ratio is calculated as total dividends declared for the year (excluding any dividends waived by Northfield Bancorp, MHC) divided by net income for the year. 2013 includes a special dividend of $0.25 per share.

(4)	The efficiency ratio represents non-interest expense divided by the sum of net interest income and non-interest income.
(5)
Non-performing loans consist of non-accruing loans and loans 90 days or more past due and still accruing (excluding PCI loans), and are included in total loans held-for-investment, net, and non-performing loans held-for-sale.

(6)	Includes originated loans held-for-investment, PCI loans, acquired loans and non-performing loans held-for-sale.
(7)	Excludes nonperforming loans held-for-sale, carried at lower of cost or estimated fair value, less costs to sell.
(8)	Includes PCI and acquired loans held-for-investment.
(9)	Excludes PCI loans, acquired loans held-for-investment and loans held-for-sale (and related reserve balances).
(10)	Capital Ratios are presented for Northfield Bank only.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Consolidated Financial Statements of Northfield Bancorp, Inc. and the Notes thereto included elsewhere in this report (collectively, the Financial Statements).

Overview

Net income was $19.5 million and $20.3 million for the years ended December 31, 2015 and 2014, respectively. Significant variances from the prior year are as follows: a $5.7 million increase in net interest income, a $292,000 decrease in the provision for loan losses, a $562,000 decrease in non-interest income, and a $6.1 million increase in non-interest expense. Net income in 2015 reflected the following: merger related expenses of $672,000 ($574,000, after tax), related to the merger with Hopewell Valley and a charge of $795,000 related to the write-down of deferred assets as a result of tax laws enacted by the City of New York.

Our assets increased by $181.7 million, or 6.0%, to $3.20 billion at December 31, 2015, from $3.02 billion at December 31, 2014.  The increase was primarily attributable to a $430.7 million increase in loans-held-for-investment, net, partially offset by a $229.6 million decrease in securities available-for sale, and a $24.9 million decrease in cash and cash equivalents.

Our liabilities increased by $215.9 million, or 8.9%, to $2.64 billion, at December 31, 2015, from $2.43 billion at December 31, 2014. The increase was primarily due to an increase in deposits of $432.3 million, partially offset by decreases in securities sold under agreements to repurchase of $140.2 million and FHLB advances and other borrowings of $80.3 million.

Our stockholders’ equity decreased by $34.1 million, or 5.7%, to $559.8 million at December 31, 2015, from $593.9 million at December 31, 2014. This decrease was attributable to stock repurchases of $48.4 million, dividend payments of $12.2 million, and a $2.2 million decrease in accumulated other comprehensive income. These decreases were partially offset by net income of $19.5 million for the year ended December 31, 2015, and $9.2 million in Employee Stock Ownership Plan (ESOP) and stock compensation activity.

On January 8, 2016, the Company completed its acquisition of Hopewell Valley. Total consideration paid for Hopewell Valley was $55.4 million, consisting of $13.7 million in cash and 2,707,381 shares of common stock valued at $41.7 million based upon the $15.41 per share closing price of Northfield Bancorp, Inc.'s common stock on January 8, 2016. At December 31, 2015, Hopewell Valley had approximately $508.3 million in assets and operated nine branches in Hunterdon and Mercer counties in New Jersey.

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

Allowance for Loan Losses, Impaired Loans, and Other Real Estate Owned.  The allowance for loan losses is the estimated amount considered necessary to cover probable and reasonably estimable incurred losses inherent in the loan portfolio at the balance sheet date.  The allowance is established through the provision for loan losses that is charged against income.  In determining the allowance for loan losses, we make significant estimates and judgments.  The determination of the allowance for loan losses is considered a critical accounting policy by management because of the high degree of judgment involved, the subjectivity of the assumptions used, and the potential for changes in the economic environment that could result in changes to the amount of the recorded allowance for loan losses.

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

The analysis of the allowance for loan losses has a component for impaired loans held-for-investment, PCI loans, and a component for general loan losses, including unallocated reserves.  Management has defined an impaired loan (excluding PCI loans) to be a loan for which it is probable, based on current information, that we will not collect all amounts due in accordance with the contractual terms of the loan agreement.  We have defined the population of impaired loans to be all non-accrual loans with an outstanding balance of $500,000 or greater, and all loans subject to a TDR.  Impaired loans are individually assessed to determine that the loan’s carrying value is not in excess of the estimated fair value of the collateral (less cost to sell), if the loan is collateral dependent, or the present value of the expected future cash flows, if the loan is not collateral dependent. Management performs a detailed evaluation of each impaired loan and generally obtains updated appraisals as part of the evaluation.  In addition, management adjusts estimated fair values down to appropriately consider recent market conditions, our willingness to accept a lower sales price to effect a quick sale, and costs to dispose of any supporting collateral.  Determining the estimated fair value of underlying collateral (and related costs to sell) can be difficult in illiquid real estate markets and is subject to significant assumptions and estimates.  Management employs an independent third-party expert in appraisal preparation and review to ascertain the reasonableness of updated appraisals.  Projecting the expected cash flows under TDRs is inherently subjective and requires, among other things, an evaluation of the borrower’s current and projected financial condition.  Actual results may be significantly different than our projections, and our established allowance for loan losses on these loans, and could have a material effect on our financial results.

The second component of the allowance for loan losses is the general loss allocation.  This assessment excludes impaired, trouble-debt restructured, and PCI loans, with loans being grouped into similar risk characteristics, primarily loan type, loan-to-value (if collateral dependent) and internal credit risk rating.  We apply an estimated loss rate to each loan group.  The loss rates applied are based on our net loss experience (using appropriate look-back and loss emergence periods) as adjusted, if appropriate, for our qualitative assessment of factors which may not be fully captured in our historical quantitative net loss rates applied to:

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

The loss emergence period is the estimated time from the date of the loss event to the actual recognition of the loss (typically the first charge-off), and is determined based upon a study of the Company's past loss experience by loan groups.  This evaluation is inherently subjective, as it requires material estimates that may be susceptible to significant revisions based on changes in economic and real estate market conditions.  Actual loan losses may be significantly different than the allowance for loan losses we have established, which could have a material effect on our financial results.  We also maintain an amount identified as the unallocated component related to indicators of loan losses not fully captured in other components of the allowance for loan losses methodology as well as for the inherent imprecision of the loss estimation process.

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

Although we believe we have established and maintained the allowance for loan losses at adequate levels, changes may be necessary if future economic or other conditions differ substantially from our estimation of the current operating environment.  Although management uses the information available, the level of the allowance for loan losses remains an estimate that is subject to significant judgment and short-term change.  In addition, the OCC, as an integral part of their examination process, will review our allowance for loan losses and may require us to recognize adjustments to the allowance based on their judgments about information available to them at the time of their examination.

Additionally, held-for-investment loans acquired with no evidence of credit deterioration are initially valued at an estimated fair value on the date of acquisition, with no initial related allowance for loan losses. These loans are collectively evaluated for impairment on a quarterly basis as part of our analysis of the allowance for loan losses.

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

Purchased Credit-Impaired Loans.  PCI loans are subject to our internal credit review.  If and when credit deterioration occurs at the loan pool level subsequent to the acquisition date, a provision for credit losses for PCI loans will be charged to earnings for the full amount of the decline in expected cash flows for the pool.  Under the accounting guidance for acquired credit-impaired loans, the allowance for loan losses on PCI loans is measured at each financial reporting date based on future expected cash flows.  This assessment and measurement is performed at the pool level and not at the individual loan level.  Accordingly, decreases in expected cash flows resulting from further credit deterioration, on a pool basis, as of such measurement date compared to those originally estimated are recognized by recording a provision and allowance for credit losses on PCI loans.  Subsequent increases in the expected cash flows of the loans in each pool would first reduce any allowance for loan losses on PCI loans; and any excess will be accreted prospectively as a yield adjustment.  The analysis of expected cash flows for pools incorporates updated pool level expected prepayment rates, default rates, delinquency levels, and loan level loss severity given default assumptions.  The expected cash flows are estimated based on factors which include loan grades established in Northfield Bank's ongoing credit review program, likelihood of default based on observations of specific loans during the credit review process as well as applicable industry data, loss severity based on updated evaluation of cash flows from available collateral, and the contractual terms of the underlying loan agreement.  Actual cash flows could differ from those expected, and others provided with the same information could draw different reasonable conclusions and calculate different expected cash flows.

Goodwill and Other Intangibles.  We record all assets and liabilities in acquisitions, including goodwill and other intangible assets, at fair value as of the acquisition date, and expense all acquisition related costs as incurred.  Goodwill totaling $16.2 million at December 31, 2015, is not amortized but is subject to annual tests for impairment or more often if events or circumstances indicate it may be impaired.  Other intangible assets, such as core deposit intangibles, are amortized over their estimated useful lives and are subject to impairment tests if events or circumstances indicate a possible inability to realize the carrying amount. Such evaluation of other intangible assets is based on undiscounted cash flow projections. The initial recording of goodwill and other intangible assets requires subjective judgments concerning estimates of the fair value of the acquired assets and assumed liabilities.

The goodwill impairment analysis is generally a two-step test. However, under current accounting guidance, we may first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. We are not required to calculate the fair value of our reporting unit if, based on a qualitative assessment, we determine that it was more likely than not that the unit’s fair value was not less than its carrying amount. During 2015, we elected to perform step one of the two-step goodwill impairment test for our reporting unit, but may perform the optional quantitative assessment in future periods. The first step compares the fair value of the reporting unit with its carrying amount, including goodwill. If the fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired; however, if the carrying amount of the reporting unit exceeds its fair value, an additional step must be performed. That additional step compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. The implied fair value of goodwill is determined in a manner similar to the amount of goodwill calculated in a business combination, i.e., by measuring the excess of the estimated fair value of the reporting unit, as determined in the first step above, over the aggregate estimated fair values of the individual assets, liabilities, and identifiable intangibles, as if the reporting unit was being acquired in a business combination at the impairment test date. An impairment loss is recorded to the extent that the carrying amount of goodwill exceeds its implied fair value. The loss establishes a new basis in the goodwill and subsequent reversal of goodwill impairment losses are not permitted.

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

Management is responsible for determining the estimated fair value of the securities in our portfolio.  In determining estimated fair values, each quarter management utilizes the services of an independent third-party service, recognized as a specialist in pricing securities.  The independent pricing service utilizes market prices of same or similar securities whenever such prices are available.  Prices involving distressed sellers are not utilized in determining fair value, if identifiable.  Where necessary, the independent third-party pricing service estimates fair value using models employing techniques such as discounted cash flow analyses.  The assumptions used in these models typically include assumptions for interest rates, credit losses, and prepayments, utilizing observable market data, where available.  Where the market price of the same or similar securities is not available, the valuation becomes more subjective and involves a high degree of judgment.  In addition, we compare securities prices to a second independent pricing service that is utilized as part of our asset liability risk management process and analyze significant anomalies in pricing including significant fluctuations, or lack thereof, in relation to other securities.  At December 31, 2015, and for each quarter end in 2015, all securities were priced by an independent third-party pricing service, and management made no adjustment to the prices received.

Determining that a decline in a security’s estimated fair value is other-than-temporary is inherently subjective, and becomes increasing difficult as it relates to mortgage-backed securities that are not guaranteed by the U.S. Government, or a U.S. Government Sponsored Enterprise (e.g., Fannie Mae and Freddie Mac).  In performing our evaluation of securities in an unrealized loss position, we consider, among other things, the severity and duration of time that the security has been in an unrealized loss position and the credit quality of the issuer.  As it relates to private label mortgage-backed securities not guaranteed by the U.S. Government, Fannie Mae, or Freddie Mac, we perform a review of the key underlying loan collateral risk characteristics including, among other things, origination dates, interest rate levels, composition of variable and fixed rates, reset dates (including related pricing indices), current loan to original collateral values, locations of collateral, delinquency status of loans, and current credit support.  In addition, for securities experiencing declines in estimated fair values of over 10%, as compared to its amortized cost, management also reviews published historical and expected prepayment speeds, underlying loan collateral default rates, and related historical and expected losses on the disposal of the underlying collateral on defaulted loans.  This evaluation is subjective as it requires estimates of future events, many of which are difficult to predict.  Actual results could be significantly different than our estimates and could have a material effect on our financial results.

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

Comparison of Financial Condition at December 31, 2015 and 2014

Total assets increased $181.7 million, or 6.0%, to $3.20 billion at December 31, 2015, from $3.02 billion at December 31, 2014.  The increase was primarily attributable to an increase in loans held-for-investment, net, of $430.7 million, partially offset by a decrease in securities available-for-sale of $229.6 million and a decrease in cash and cash equivalents of $24.9 million.

Total loans held-for-investment, net, increased $430.7 million to $2.37 billion at December 31, 2015, as compared to $1.94 billion at December 31, 2014. The increase was primarily attributable to increases in originated loans held-for-investment, net, and loans acquired, partially offset by a decrease in PCI loans held-for-investment.

Originated loans held-for-investment, net, totaled $1.93 billion at December 31, 2015, as compared to $1.63 billion at December 31, 2014.  The increase was primarily due to an increase in multifamily real estate loans, which increased $246.3 million, or 23.0%, to $1.32 billion at December 31, 2015, from $1.07 billion at December 31, 2014. The following table details our multifamily originations for the years ended December 31, 2015 and 2014 (dollars in thousands):

Year ended December 31, 2015
Multifamily Originations	Weighted Average Interest Rate	Weighted Average Loan-to-Value Ratio	(F)ixed or (V)ariable	Weighted Average Months to Next Rate Change or Maturity for Fixed Rate Loans	Amortization Term
$394,694	3.37%	60%	V	75	15 to 30 Years
5,829	4.01%	26%	F	180	15 Years
$400,523	3.37%	59%

Year ended December 31, 2014
Multifamily Originations	Weighted Average Interest Rate	Weighted Average Loan-to-Value Ratio	(F)ixed or (V)ariable	Weighted Average Months to Next Rate Change or Maturity for Fixed Rate Loans	Amortization Term
$293,037	3.48%	59%	V	80	5 to 30 Years
5,710	4.57%	42%	F	172	2 to 15 Years
$298,747	3.50%	59%

Acquired loans increased by $143.3 million to $409.0 million at December 31, 2015, from $265.7 million at December 31, 2014, primarily due to two loan pool purchases comprised of a $127.4 million pool of one-to-four family residential real estate loans and a $47.4 million pool of multifamily loans, partially offset by paydowns.

The following table provides the details of the one-to-four family residential real estate loans purchased during the year ended December 31, 2015 (dollars in thousands):

Purchases*	Weighted Average Interest Rate	Weighted Average Loan-to-Value Ratio	Weighted Average Months to Next Rate Change	Amortization Term	Amortization Type
$49,345	2.49%	62%	44	30 Years	Fully amortizing
78,086	2.38%	59%	35	20 Years**	Delayed amortizing
$127,431	2.42%	60%
* Balances are at time of purchase
** After an interest-only period for the first 10 years
The weighted average coupon of 2.42% noted in the above table is net of the servicing fee retained by the originating bank.  Of the total loans purchased, $78.1 million, or 61%, are interest-only for the first 10 years and will re-price in less than five years at one month LIBOR plus a weighted average margin of 1.6%; a floor rate is also included in the terms.  The remainder of the loan pools are scheduled to make principal and interest payments and will re-price in less than five years at one month LIBOR plus a weighted average margin of 1.9%, also with a floor rate included in the terms.  The geographic locations of the properties securing the loans are as follows: 62.5% in New York, 22.2% in Massachusetts, and 15.3% in other states.

The multifamily loans purchased have a weighted average interest rate of 3.37%, a weighted average loan-to-value ratio of 41.1%, and an amortization term of 10 to 15 years. The loans are secured by properties geographically located in New York City.

The following table provides the details of the one-to-four family residential loans purchased in 2014 (dollars in thousands):

Purchases*	Weighted Average Interest Rate	Weighted Average Loan-to-Value Ratio	Weighted Average Months to Next Rate Change	Amortization Term	Amortization Type
$71,782	2.47%	67%	53	30 Years	Fully amortizing
114,692	2.57%	61%	51	20 Years**	Delayed amortizing
$186,474	2.53%	63%
* Balances are at time of purchase
** After an interest-only period for the first 10 years
The weighted average coupon of 2.53% noted in the table above is net of the servicing fee retained by the originating bank. Of the total loans purchased, $114.7 million, or 62%, are interest-only for the initial 10 years and will re-price in less than five years at one month LIBOR plus a weighted average margin of 1.7%. The remainder of the loan pools are scheduled to make principal and interest payments and will re-price in less than five years at one month LIBOR plus a weighted average margin of 1.8%. The geographic locations of the properties securing the loans are as follows: 46.0% in New York, 30.5% in Massachusetts, and 23.5% in other states.

PCI loans, primarily acquired as part of an assisted transaction with the FDIC, totaled $33.1 million at December 31, 2015, as compared to $44.8 million at December 31, 2014.  The Company recorded accretion of interest income of $4.5 million for the year ended December 31, 2015, as compared to $4.9 million for the year ended December 31, 2014.

Cash and cash equivalents decreased by $24.9 million, or 32.4%, to $51.9 million at December 31, 2015, from $76.7 million at December 31, 2014. Balances fluctuate based on the timing of receipt of security and loan repayments and the redeployment of cash into higher yielding assets, or the funding of deposit or borrowing obligations.

The securities available-for-sale portfolio totaled $541.6 million at December 31, 2015, compared to $771.2 million at December 31, 2014.  At December 31, 2015, $529.5 million of the portfolio consisted of residential mortgage-backed securities issued or guaranteed by Fannie Mae, Freddie Mac, or Ginnie Mae.  In addition, the Company held $11.0 million in corporate bonds, all of which were considered investment grade at December 31, 2015, and also held $481,000 of equity investments in money market mutual funds. The effective duration of the securities portfolio at December 31, 2015 was 4.12 years.

Securities held-to-maturity increased to $10.3 million at December 31, 2015, from $3.6 million at December 31, 2014, primarily due to purchases of securities, partially offset by principal payments.

Bank owned life insurance increased $3.8 million, or 2.9%, to $132.8 million at December 31, 2015 from $129.0 million at December 31, 2014.  The increase was due to income earned in 2015.

FHLB of New York stock, at cost, decreased $3.4 million, or 11.7%, to $25.8 million at December 31, 2015, from $29.2 million at December 31, 2014. This decrease was attributable to a decrease in borrowings outstanding with the FHLB of New York over the same period.

Premises and equipment, net, decreased $2.6 million, or 9.8%, to $23.6 million at December 31, 2015, from $26.2 million at December 31, 2014.  This decrease was primarily attributable to depreciation expense of $3.4 million, partially offset by additions to leasehold improvements from the renovation of existing branches.

Other real estate owned decreased $707,000 to $45,000 at December 31, 2015, from $752,000 at December 31, 2014.  This decrease was attributable to sales during the year.

Deposits increased $432.3 million, or 26.7%, to $2.05 billion at December 31, 2015, from $1.62 billion at December 31, 2014. The increase was attributable to increases of $146.7 million in certificate of deposit accounts ($116.1 million of which were brokered deposits), $91.8 million in savings accounts, $107.2 million in money market accounts, and $86.5 million in transaction accounts.

Borrowings, consisting primarily of FHLB advances and repurchase agreements, decreased by $220.5 million, or 28.3%, to $558.1 million at December 31, 2015, from $778.7 million at December 31, 2014. Management utilizes borrowings to mitigate interest rate risk, for short-term liquidity to fund loan growth, and to a lesser extent as part of leverage strategies. The growth in deposits enabled the Company to reduce its borrowings in 2015.

Total stockholders’ equity decreased by $34.1 million to $559.8 million at December 31, 2015, from $593.9 million at December 31, 2014.  This decrease was primarily attributable to stock repurchases of $48.4 million, dividend payments of $12.2 million, and a $2.2 million decrease in accumulated other comprehensive income. These decreases were partially offset by net income of $19.5 million for the year ended December 31, 2015, and an $9.2 million increase in ESOP and stock compensation activity.

Comparison of Operating Results for the Years Ended December 31, 2015 and 2014

Net Income.  Net income was $19.5 million and $20.3 million for the years ended December 31, 2015 and 2014, respectively.  Significant variances from the prior year are as follows: a $5.7 million increase in net interest income, a $292,000 decrease in the provision for loan losses, a $562,000 decrease in non-interest income, and a $6.1 million increase in non-interest expense.

Interest Income.  Interest income increased by $10.1 million, or 11.0%, to $101.8 million for the year ended December 31, 2015, as compared to $91.7 million for the year ended December 31, 2014.  The increase was primarily due to a $335.1 million, or 13.0%, increase in average interest-earning assets, partially offset by a six basis point decline in the yields earned to 3.51% from 3.57% for the prior year. The increase in average interest-earning assets was due primarily to an increase in average loans outstanding of $520.7 million, partially offset by a decrease in average mortgage-backed securities of $176.5 million. The decline in yields was primarily due to lower rates earned on loans. The year ended December 31, 2015 included loan prepayment income of $2.1 million compared to $1.2 million for the year ended December 31, 2014.

Interest Expense.  Interest expense increased $4.3 million, or 28.2%, to $19.7 million for the year ended December 31, 2015, from $15.4 million for the year ended December 31, 2014.  The increase was primarily attributable to an increase in interest expense on deposits, resulting from a $396.4 million, or 31.5%, increase in the average balance of interest bearing deposits and a 20 basis point increase in the cost of interest bearing deposits to 0.63% from 0.43% for the prior year, due to higher rates offered on our deposit products to remain competitive.

Net Interest Income. Net interest income increased $5.7 million, or 7.5%, to $82.1 million for the year ended December 31, 2015, from $76.3 million for the year ended December 31, 2014. The increase was driven by a $335.1 million, or 13.0%, increase in average interest-earning assets, partially offset by a 14 basis point decrease in our net interest margin to 2.83% from 2.97% for the prior year. Net interest income for the year ended December 31, 2015, also was affected by an increase in interest expense, driven by a $402.5 million, or 21.8%, increase in our average interest-bearing liabilities. The cost of interest-bearing liabilities increased five basis points to 0.88% from 0.83% for the prior year, resulting from an increase in the cost of interest-bearing deposits, partially offset by lower rates on borrowed funds.

Provision for Loan Losses.  The provision for loan losses decreased $292,000, or 45.3%, to $353,000 for the year ended December 31, 2015, from $645,000 for the year ended December 31, 2014. While the loan portfolio has grown during the year, continued improvement in asset quality indicators, non-accrual trends, and general improvement in economic and business conditions, have helped lower the provision. Net charge-offs were $1.9 million for the year ended December 31, 2015, compared to net charge-offs of $390,000 for the year ended December 31, 2014. The increased level of charge-offs was primarily related to five previously impaired loans to one borrower that were restructured during the first quarter of 2015 and then subsequently sold in the fourth quarter of 2015. These loans had existing specific reserves associated with them that adequately covered the charge-offs, resulting in no significant effect on the provision for loan losses for the year ended December 31, 2015.

Non-interest Income.    Non-interest income decreased $562,000, or 6.6%, to $7.9 million for the year ended December 31, 2015, from $8.5 million for the year ended December 31, 2014, due to decreases in fees and service charges for customer services of $128,000, income on bank owned life insurance of $135,000, and gains on securities transactions, net, of $566,000. These decreases were partially offset by an increase in other income of $267,000, primarily related to realized gains on sales of other real estate owned properties during the year ended December 31, 2015. Securities losses, net, in 2015 included losses of $396,000 related to the Company’s trading portfolio, while 2014 results included losses of $155,000 related to the Company’s trading portfolio.  The trading portfolio is utilized to fund the Company’s deferred compensation obligation to certain employees and directors of the Company's deferred compensation plan (the Plan). The participants of this Plan, at their election, defer a portion of their compensation. Gains and losses on trading securities have no effect on net income since participants benefit from, and bear the full risk of, changes in the trading securities market values. Therefore, the Company records an equal and offsetting amount in compensation expense, reflecting the change in the Company’s obligations under the Plan.

Non-interest Expense.   Non-interest expense increased $6.1 million, or 11.7%, to $58.1 million for the year ended December 31, 2015, from $52.0 million for the year ended December 31, 2014. This was primarily due to a $3.6 million increase in compensation and employee benefits, primarily attributable to increased salary expense and equity compensation expense, related to equity awards issued in June 2014 and May 2015, a $423,000 increase in occupancy costs, attributable to higher rent and real estate taxes, a $579,000 increase in professional fees, primarily attributable to merger expenses associated with the Company's merger with Hopewell Valley, which was completed on January 8, 2016, and a $1.3 million increase in other expenses, largely due to an increase in Directors' equity awards. By comparison, non-interest expense for the year ended December 31, 2014, was favorably affected by a pre-tax gain of $937,000 related to the settlement of the former Flatbush Federal Savings & Loan Association pension plan.

Income Tax Expense.  The Company recorded income tax expense of $12.0 million for the year ended December 31, 2015, compared to $11.9 million for the year ended December 31, 2014.  The effective tax rate for the year ended December 31, 2015, was 38.0% compared to 36.9% for the year ended December 31, 2014. Income tax expense for the year ended December 31, 2015, included a deferred tax asset write-down of $795,000 related to New York City tax reforms enacted in April 2015, whereas the prior year included a deferred tax asset write-down of $570,000 related to New York State tax reforms enacted in March 2014. The year ended December 31, 2015, also included $574,000 in non-deductible merger related expenses.

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

Non-interest Income.    Non-interest income decreased $1.7 million, or 16.7%, to $8.5 million for the year ended December 31, 2014, from $10.2 million for the year ended December 31, 2013.  This decrease was primarily a result of a $3.0 million decrease in gains on securities, net, and a $331,000 decrease in other non-interest income, primarily related to the sale in 2013 of vacant land adjacent to a branch, partially offset by increases of $295,000 in income on bank owned life insurance and $891,000 in fees and service charges for customer services. Additionally, there were no other than temporary impairment charges in 2014, as compared to $434,000 in 2013. Securities gains, net, in 2014 included losses of $155,000 related to the Company’s trading portfolio, while 2013 included gains of $963,000 related to the Company’s trading portfolio, discussed above.
Non-interest Expense.   Non-interest expense decreased $1.8 million, or 3.4%, to $52.0 million for the year ended December 31, 2014, from $53.9 million for the year ended December 31, 2013.  This was due primarily to a $947,000 decrease in compensation and employee benefits, attributable to the combined effects of a benefit recorded on the settlement of a pension plan acquired in the Flatbush Federal Bancorp, Inc. and Flatbush Federal Savings & Loan Association merger (the Flatbush merger) and a decrease in the mark-to-market expense adjustment related to the Company's deferred compensation plan which is described above, partially offset by increased health benefit costs. Additionally, there were decreases of $621,000 in data processing costs due to conversion costs related to the Flatbush merger, and $427,000 in professional fees, also related primarily to the Flatbush merger. These decreases were partially offset by a $498,000 increase in other expenses, primarily related to higher costs in respect of one PCI loan, and excise taxes recorded related to the settlement of the Flatbush pension plan noted above.

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

Average Balances and Yields

The following tables set forth average balance sheets, average yields and costs, and certain other information for the years indicated.  No tax-equivalent yield adjustments have been made, as we had no tax-free interest-earning assets during the years.  All average balances are daily average balances based upon amortized costs.  Non-accrual loans are included in the computation of average balances.  The yields set forth below include the effect of deferred fees, discounts, and premiums that are amortized or accreted to interest income or interest expense.

	For the Years Ended December 31,
	2015			2014			2013
	Average Outstanding Balance	Interest	Average Yield/ Rate	Average Outstanding Balance	Interest	Average Yield/ Rate	Average Outstanding Balance	Interest	Average Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Loans (1)	$2,149,011	$87,179	4.06%	$1,628,325	$73,407	4.51%	$1,339,348	$68,472	5.11%
Mortgage-backed securities (2)	620,653	12,982	2.09	797,146	16,861	2.12	1,014,856	21,920	2.16
Other securities(2)	42,017	328	0.78	79,879	604	0.76	129,908	1,459	1.12
FHLB of New York stock	25,484	1,149	4.51	21,349	772	3.62	13,905	536	3.85
Interest-earning deposits	66,017	120	0.18	41,373	57	0.14	46,156	83	0.18
Total interest-earning assets	2,903,182	101,758	3.51	2,568,072	91,701	3.57	2,544,173	92,470	3.63
Non-interest-earning assets	219,566			207,490			192,007
Total assets	$3,122,748			$2,775,562			$2,736,180
Interest-bearing liabilities:
Savings, NOW, and money market accounts	$1,140,508	4,957	0.43	$950,234	2,211	0.23	$982,825	2,635	0.27
Certificates of deposit	512,977	5,466	1.07	306,803	3,180	1.04	370,351	3,866	1.04
Total interest-bearing deposits	1,653,485	10,423	0.63	1,257,037	5,391	0.43	1,353,176	6,501	0.48
Borrowings	594,926	9,265	1.56	588,890	9,961	1.69	429,332	10,447	2.43
Total interest-bearing liabilities	2,248,411	19,688	0.88	1,845,927	15,352	0.83	1,782,508	16,948	0.95
Non-interest-bearing deposits	262,318			236,425			222,832
Accrued expenses and other liabilities	39,936			33,911			22,176
Total liabilities	2,550,665			2,116,263			2,027,516
Stockholders’ equity	572,083			659,299			708,664
Total liabilities and stockholders’ equity	$3,122,748			$2,775,562			$2,736,180
Net interest income		$82,070			$76,349			$75,522
Net interest rate spread (3)			2.63%			2.74%			2.68%
Net interest-earning assets (4)	$654,771			$722,145			$761,665
Net interest margin (5)			2.83%			2.97%			2.97%
Average interest-earning assets to interest-bearing liabilities			129.12%			139.12%			142.73%

(1)	Includes non-accruing loans.
(2)	Securities available-for-sale are reported at amortized cost.
(3)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(4)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(5)	Net interest margin represents net interest income divided by average total interest-earning assets.

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

	Year Ended December 31,			Year Ended December 31,
	2015 vs. 2014			2014 vs. 2013
			Total			Total
	Increase (Decrease) Due to		Increase	Increase (Decrease) Due to		Increase
	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)
	(Dollars in thousands)
Interest-earning assets:
Loans	$20,051	$(6,279)	$13,772	$10,868	$(5,933)	$4,935
Mortgage-backed securities	(3,694)	(185)	(3,879)	(4,613)	(446)	(5,059)
Other securities	(296)	20	(276)	(464)	(391)	(855)
FHLB of New York stock	166	211	377	266	(30)	236
Interest-earning deposits	41	22	63	(8)	(18)	(26)
Total interest-earning assets	16,268	(6,211)	10,057	6,049	(6,818)	(769)
Interest-bearing liabilities:
Savings, NOW and money market accounts	504	2,242	2,746	(78)	(346)	(424)
Certificates of deposit	2,205	81	2,286	(686)	—	(686)
Total deposits	2,709	2,323	5,032	(764)	(346)	(1,110)
Borrowings	105	(801)	(696)	(2,691)	2,205	(486)
Total interest-bearing liabilities	2,814	1,522	4,336	(3,455)	1,859	(1,596)
Change in net interest income	$13,454	$(7,733)	$5,721	$9,504	$(8,677)	$827

Asset Quality

Purchased Credit-Impaired Loans

PCI loans are recorded at estimated fair value using discounted expected future cash flows deemed to be collectible on the date acquired. Based on its detailed review of PCI loans and experience in loan workouts, management believes it has a reasonable expectation about the amount and timing of future cash flows and accordingly has classified PCI loans ($33.1 million at December 31, 2015) as accruing, even though they may be contractually past due.  At December 31, 2015, 7.9% of PCI loans were past due 30 to 89 days, and 21.4% were past due 90 days or more, as compared to 7.8% and 24.1%, respectively, at December 31, 2014.  The amount and timing of expected cash flows as of December 31, 2015 did not change significantly from our last recast during the fourth quarter of 2015.

Originated and Acquired Loans

The discussion that follows includes originated and acquired loans, both held-for-investment and held-for-sale.

General.  Maintaining loan quality historically has been, and will continue to be, a key element of our business strategy.  We employ conservative underwriting standards for new loan originations and maintain sound credit administration practices while the loans are outstanding.  In addition, substantially all of our loans are secured, predominantly by real estate.  At December 31, 2015, our non-performing loans totaled $8.8 million, or 0.37%, of total loans held-for-investment.  At the same time, net charge-offs have remained low at 0.09% of average loans outstanding for the year ended December 31, 2015, as compared to 0.02% for the year ended December 31, 2014, and 0.17% for the year ended December 31, 2013.  Net charge-offs in 2013 included $856,000 related to the transfer of $2.4 million of loans from held-for-investment to held-for-sale and $1.3 million related to the transfer of $1.6 million of loans held-for-investment to held-for-sale in 2012.

Non-performing Assets and Delinquent Loans.  The following table details non-performing assets at December 31, 2015 and 2014 (in thousands):

	December 31,
	2015	2014
Non-accrual loans:
Held-for-investment	$4,456	$4,332
Non-accruing loans subject to restructuring agreements:
Held-for-investment	4,351	9,543
Total non-accruing loans	8,807	13,875
Loans 90 days or more past due and still accruing:
Held-for-investment	15	708
Total non-performing loans	8,822	14,583
Other real estate owned	45	752
Total non-performing assets	$8,867	$15,335

Loans subject to restructuring agreements and still accruing	$22,284	$24,213
Accruing loans 30 to 89 days delinquent	$21,620	$12,253

The following table details non-performing loans by loan type at December 31, 2015 and 2014 (in thousands):

	December 31,
	2015	2014
Non-accrual loans:
Real estate loans:
Commercial	$5,232	$11,164
One-to-four family residential	2,574	2,205
Construction and land	113	—
Multifamily	559	—
Home equity and lines of credit	329	98
Commercial and industrial	—	408
Total non-accrual loans:	8,807	13,875
Loans delinquent 90 days or more and still accruing:
Real estate loans:
One-to-four family residential	—	708
Commercial and industrial	15	—
Total loans delinquent 90 days or more and still accruing	15	708
Total non-performing loans	$8,822	$14,583

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

The decrease in non-accrual loans from $13.9 million at December 31, 2014, to $8.8 million at December 31, 2015, is primarily due to five previously impaired loans to one borrower that were restructured during the first quarter of 2015 and then subsequently sold in the fourth quarter of 2015. These loans had an aggregate balance of $7.2 million ($5.3 million, net of reserves) at December 31, 2014.

 The following table sets forth the total amounts of delinquencies for accruing loans that were 30 to 89 days past due by type and by amount at the dates indicated (in thousands):

	December 31,
	2015	2014
Real estate loans:
Commercial	$13,957	$6,492
One-to-four family residential	4,209	4,353
Multifamily	2,965	1,090
Home equity and lines of credit	374	135
Commercial and industrial loans	104	122
Other loans	11	60
	$21,620	$12,252

The increase in the delinquent loans was primarily attributable to one commercial real estate loan with a balance of $5.6 million that was 31 days delinquent and classified as an accruing TDR at December 31, 2015. Based on the results of the impairment analysis for this loan as of December 31, 2015, no impairment reserve was necessary as the loan is adequately covered by collateral (a hotel and catering hall in Central New Jersey) with an estimated fair value of approximately $7.6 million. As of December 31, 2015, the borrower was paying on a regular, but delayed basis.

Included in non-accruing loans are loans subject to restructuring agreements totaling $4.4 million and $9.5 million at December 31, 2015, and December 31, 2014, respectively.  At December 31, 2015, $2.3 million, or 53.2%, of the $4.4 million of loans subject to restructuring agreements were not performing in accordance with their restructured terms as compared to the entire $9.5 million at December 31, 2014.  Two separate relationships account for the loans not performing in accordance with their restructured terms at December 31, 2015. These loans are primarily collateralized by real estate with an aggregate appraised value of $2.6 million.

The Company also holds loans subject to restructuring agreements that are on accrual status, which totaled $22.3 million and $24.2 million at December 31, 2015, and December 31, 2014, respectively.  At December 31, 2015, loans totaling $7.2 million, or 32.3%, of the $22.3 million were not performing in accordance with their restructured terms as compared to $1.6 million, or 6.6% of the $24.2 million at December 31, 2014. The majority of the $7.2 million is attributable to one commercial real estate loan with a balance of $5.6 million which was 31 days delinquent at December 31, 2015. Based on the results of the impairment analysis for this loan as of December 31, 2015, no impairment reserve was necessary as the loan is adequately covered by collateral (a hotel and catering hall in Central New Jersey) with an estimated fair value of approximately $7.6 million. At December 31, 2015, the borrower was paying on a regular, but delayed basis. At December 31, 2015, loans totaling $2.3 million, or 53.2%, of the non-accruing $4.4 million TDRs were not performing in accordance with their restructured terms. Two separate relationships account for these loans, which are primarily collateralized by real estate with an aggregate appraised value of $2.6 million. Generally, the types of concessions that we make to troubled borrowers include reductions to both temporary and permanent interest rates, extensions of payment terms, and to a lesser extent forgiveness of principal and interest.

The table below sets forth the amounts and categories of the TDRs as of December 31, 2015, and December 31, 2014 (in thousands):

	At December 31,
	2015		2014
	Non-Accruing	Accruing	Non-Accruing	Accruing
Real estate loans:
Commercial	$2,657	$17,885	$9,135	$19,570
One-to-four family residential	1,694	2,053	—	1,927
Multifamily	—	1,876	—	1,990
Home equity and lines of credit	—	354	—	327
Commercial and industrial loans	—	116	408	399
	$4,351	$22,284	$9,543	$24,213

Allowance for loan losses.    The allowance for loan losses to non-performing loans (held-for-investment) increased from 180.29% at December 31, 2014, to 280.78% at December 31, 2015.  This increase was primarily attributable to a decrease in non-performing loans of $5.8 million, from $14.6 million at December 31, 2014, to $8.8 million at December 31, 2015.  All of the appraisals utilized for our impairment analysis at December 31, 2015 were completed within the last 12 months. Generally, non-performing loans are charged down to the appraised value of collateral less costs to sell, which reduces the ratio of the allowance for loan losses to non-performing loans.  Downward adjustments to appraisal values, primarily to reflect “quick sale” discounts, are generally recorded as specific reserves within the allowance for loan losses.

The allowance for loan losses to originated loans held-for-investment, net, decreased to 1.24% at December 31, 2015, from 1.58% at December 31, 2014.  The decrease in the allowance for loan losses was primarily attributable to continued improvement in asset quality indicators, non-accrual trends, and general improvement in business and economic conditions. Net charge-offs were $1.9 million and $390,000 for the years ended December 31, 2015 and 2014, respectively, compared to a provision of $353,000 and $645,000 for the years ended December 31, 2015 and 2014, respectively.

Specific reserves on impaired loans decreased $1.9 million, or 68.4%, from $2.8 million, at December 31, 2014, to $889,000 at December 31, 2015.  The decrease was primarily attributable to five previously impaired loans to one borrower that were restructured during the first quarter of 2015 and then subsequently sold in the fourth quarter of 2015. These loans had an aggregate specific reserve of $1.9 million at December 31, 2014. At December 31, 2015, the Company had 42 loans classified as impaired and recorded a total of $889,000 of specific reserves on 22 of the 42 impaired loans.  At December 31, 2014, the Company had 32 loans classified as impaired and recorded a total of $2.8 million of specific reserves on 15 of the 32 impaired loans.

The following table sets forth activity in our allowance for loan losses, by loan type, at December 31, for the years indicated (in thousands):

	Real estate loans
	Commercial	One-to-four Family Residential	Construction and Land	Multifamily	Home Equity and Lines of Credit	Commercial and Industrial	Insurance Premium Loans	Other	PCI	Acquired	Unallocated	Total Allowance for Loan Losses
2012	$14,480	$623	$994	$7,086	$623	$1,160	$3	$18	$236	$—	$1,201	$26,424
Provision for loan losses	(654)	648	(1,356)	2,945	728	(557)	(3)	1	352	—	(177)	1,927
Recoveries	1	18	567	—	—	201	—	73	—	—	—	860
Charge-offs	(1,208)	(414)	—	(657)	(491)	(379)	—	(25)	—	—	—	(3,174)
2013	12,619	875	205	9,374	860	425	—	67	588	—	1,024	26,037
Provision for loan losses	(3,279)	134	(185)	2,817	530	543	—	26	(188)	62	185	645
Recoveries	72	—	246	35	—	8	—	41	—		—	402
Charge-offs	(103)	(58)	—	(7)	(489)	(135)	—	—	—		—	(792)
2014	9,309	951	266	12,219	901	841	—	134	400	62	1,209	26,292
Provision for loan losses	(774)	93	(5)	263	(33)	484	—	5	383	53	(116)	353
Recoveries	2	20	—	25	42	34	—	17	—	—	—	140
Charge-offs	(1,431)	(277)	—	(120)	(115)	(71)	—	(1)	—	—	—	(2,015)
2015	$7,106	$787	$261	$12,387	$795	$1,288	$—	$155	$783	$115	$1,093	$24,770

During the year ended December 31, 2015, the Company recorded net charge-offs of $1.9 million, an increase of $1.5 million, as compared to net charge-offs of $390,000 for the year ended December 31, 2014.  The increase in net charge-offs was primarily attributable to a $1.4 million increase in net charge-offs related to commercial real estate loans, the majority of which was related to five previously impaired loans to one borrower that were restructured during the first quarter of 2015 and then subsequently sold in the fourth quarter of 2015. In general, as a result of continued improvement in asset quality indicators, non-accrual trends and improvement in business and economic conditions, the allowance for loan losses in most loan categories decreased in 2015 as compared to 2014. The allowance for loan losses related to multifamily loans, commercial and industrial loans, and acquired loans increased due to growth in the portfolios. The increase in the allowance for PCI loans was attributable to the annual recasting of PCI cash flows.

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

•	investing in shorter term investment grade corporate securities and mortgage-backed securities; and

•	obtaining general financing through lower-cost core deposits and longer-term FHLB advances and repurchase agreements.

Shortening the average term of our interest-earning assets by increasing our investments in shorter-term assets, as well as originating loans with variable interest rates, helps to match the maturities and interest rates of our assets and liabilities better, thereby reducing the exposure of our net interest income to changes in market interest rates.

Net Portfolio Value Analysis.  We compute amounts by which the net present value of our assets and liabilities (net portfolio value or NPV) would change in the event market interest rates changed over an assumed range of rates.  Our simulation model uses a discounted cash flow analysis to measure the interest rate sensitivity of NPV.  Depending on current market interest rates, we estimate the economic value of these assets and liabilities under the assumption that interest rates experience an instantaneous and sustained increase of 100, 200, 300, or 400 basis points, or a decrease of 100 and 200 basis points, which is based on the current interest rate environment.  A basis point equals one-hundredth of one percent, and 100 basis points equals one percent.  An increase in interest rates from 3% to 4% would mean, for example, a 100 basis point increase in the “Change in Interest Rates” column below.

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

The following table sets forth, as of December 31, 2015, our calculation of the estimated changes in our NPV, NPV ratio, and percent change in net interest income that would result from the designated instantaneous and sustained changes in interest rates (dollars in thousands).  Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments and deposit repricing characteristics including decay rates, and correlations to movements in interest rates, and should not be relied on as indicative of actual results.

	NPV at December 31, 2015
Change in Interest Rates (basis points)	Estimated Present Value of Assets	Estimated Present Value of Liabilities	Estimated NPV	Estimated Change In NPV	Estimated Change in NPV %	Estimated NPV/Present Value of Assets Ratio	Net Interest Income Percent Change
400	$2,831,359	$2,325,221	$506,138	$(177,510)	(25.97)%	17.88%	(19.87)%
300	2,919,176	2,375,931	543,245	(140,403)	(20.54)	18.61	(14.74)%
200	3,015,892	2,428,896	586,996	(96,652)	(14.14)	19.46	(9.61)%
100	3,116,363	2,484,252	632,111	(51,537)	(7.54)	20.28	(4.73)%
—	3,225,792	2,542,144	683,648	—	—	21.19	—%
(100)	3,364,070	2,606,262	757,808	74,160	10.85	22.53	0.77%
(200)	3,541,395	2,659,965	881,430	197,782	28.93	24.89	(0.84)%
.

(1)	Assumes an instantaneous and sustained uniform change in interest rates at all maturities.
(2)	NPV includes non-interest earning assets and liabilities.

The table above indicates that at December 31, 2015, in the event of a 200 basis point decrease in interest rates, we would experience a 28.9% increase in estimated net portfolio value and a 0.8% decrease in net interest income.  In the event of a 400 basis point increase in interest rates, we would experience a 26.0% decrease in net portfolio value and a 19.9% decrease in net interest income.  Our policies provide that, in the event of a 200 basis point decrease or less in interest rates, our net present value ratio should decrease by no more than 400 basis points and in the event of a 400 basis point increase or less, our net present value should decrease by no more than 750 basis points. In the event of a 200 basis point decrease or less, our projected net interest income should decrease by no more than 15% in year one, and in the event of a 400 basis point increase or less, our projected net interest income should decrease by no more than 37% in year one.  Additionally, our policy states that our net portfolio value should be at least between 8% and 10% of total assets before and after such shock. However, when the federal funds rate is low and negative rate shocks do not produce meaningful results, management may temporarily suspend use of guidelines for negative rate shocks. At December 31, 2015, we were in compliance with all board approved policies with respect to interest rate risk management.

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

Liquidity and Capital Resources

Liquidity is the ability to fund assets and meet obligations as they come due.  Our primary sources of funds consist of deposit inflows, loan repayments, borrowings through repurchase agreements and advances from money center banks and the FHLB of New York, and repayments, maturities and sales of securities.  While maturities and scheduled amortization of loans and securities are reasonably predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions, and competition.  Our board risk committee is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and withdrawals of deposits by our customers as well as unanticipated contingencies.  We seek to maintain a ratio of liquid assets (not subject to pledge or encumbered) as a percentage of deposits and borrowings of 35% or greater.  At December 31, 2015, this ratio was 36.12%.  We believe that we had sufficient sources of liquidity to satisfy our short- and long-term liquidity needs at December 31, 2015.

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

The Company had the following primary sources of liquidity at December 31, 2015 (in thousands):

Cash and cash equivalents	$51,853
Corporate bonds	11,011
Unpledged multifamily loans	570,300
Unpledged mortgage-backed securities (Issued or guaranteed by the U.S. Government, Fannie Mae, or Freddie Mac)	128,500

At December 31, 2015, we had $18.4 million in outstanding loan commitments.  In addition, we had $69.4 million in unused lines of credit to borrowers.  Certificates of deposit due within one year of December 31, 2015, totaled $222.4 million, or 10.8% of total deposits.  If these deposits do not remain with us, we will be required to seek other sources of funds, including loan sales, securities sales, other deposit products, including replacement certificates of deposit, securities sold under agreements to repurchase (repurchase agreements), and advances from the FHLB of New York and other borrowing sources.  Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on December 31, 2015.  Based on experience, we believe that a significant portion of such deposits will remain with us, and we have the ability to attract and retain deposits by adjusting the interest rates offered.

We have a detailed contingency funding plan that is reviewed and reported to the board risk committee at least quarterly.  This plan includes monitoring cash on a daily basis to determine the liquidity needs of the Bank.  Additionally,  management performs a stress test on the Bank’s retail deposits and wholesale funding sources in several scenarios on a quarterly basis.  The stress scenarios include deposit attrition of up to 50%, and selling our securities available-for-sale portfolio at a discount of 20% to its current estimated fair value.  The Bank continues to maintain significant liquidity under all stress scenarios.

Northfield Bancorp, Inc. is a separate legal entity from Northfield Bank and must provide for its own liquidity to fund dividend payments, stock repurchases, and other corporate risk factors. The Company’s primary source of liquidity is the receipt of dividend payments from the Bank in accordance with applicable regulatory requirements and proceeds from the stock offering. At December 31, 2015, Northfield Bancorp, Inc. (unconsolidated) had liquid assets of $22.5 million.

Northfield Bank is subject to various regulatory capital requirements, including a risk-based capital measure.  The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning assets and off-balance sheet items to broad risk categories.  At December 31, 2015, Northfield Bank exceeded all regulatory capital requirements and is considered “well capitalized” under regulatory guidelines.  See “Item 1. Business - Supervision and Regulation” and Note 12 of the Notes to the Consolidated Financial Statements.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

Commitments.    As a financial services provider, we routinely are a party to various financial instruments with off-balance-sheet risks, such as commitments to extend credit, and unused lines of credit.  While these contractual obligations represent our potential future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon.  Such commitments are subject to the same credit policies and approval process applicable to loans we originate.  In addition, we routinely enter into commitments to sell mortgage loans; such amounts are not significant to our operations.  For additional information, see Note 11 of the Notes to the Consolidated Financial Statements.

Contractual Obligations.  In the ordinary course of our operations, we enter into certain contractual obligations.  Such obligations include leases for premises and equipment, agreements with respect to borrowed funds and deposit liabilities, and agreements with respect to investments.

The following table summarizes our significant fixed and determinable contractual obligations and other funding needs by payment date at December 31, 2015 (in thousands).  The payment amounts represent those amounts due to the recipient and do not include any unamortized premiums or discounts or other similar carrying amount adjustments.

	Payments Due by Period
Contractual Obligations	Less Than One Year	One to Three Years	Three to Five Years	More Than Five Years	Total
Borrowings (1)	$139,900	$307,718	$103,502	$—	$551,120
Floating rate advances	7,272	—	—	—	7,272
Operating leases	4,294	7,990	6,915	26,645	45,844
Capitalized leases	247	516	44	—	807
Certificates of deposit	222,419	124,037	153,399	13	499,868
Total	$374,132	$440,261	$263,860	$26,658	$1,104,911
Commitments to extend credit (2)	$87,814	$—	$—	$—	$87,814

(1)	Includes repurchase agreements, FHLB of New York advances, and accrued interest payable at December 31, 2015.
(2)	Includes unused lines of credit which are assumed to be funded within the year.

Recent Accounting Standards and Interpretations

See Note 1 (s) of the Notes to the Consolidated Financial Statements.

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

For information regarding market risk see “Item 7. Management’s Discussion and Analysis of Financial Conditions and Results of Operations - Management of Market Risk.”

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Northfield Bancorp, Inc. and subsidiaries:

We have audited the accompanying consolidated balance sheets of Northfield Bancorp, Inc., and subsidiaries (the Company) as of December 31, 2015 and 2014, and the related consolidated statements of comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the years in the three year period ended December 31, 2015. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Northfield Bancorp, Inc. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 15, 2016, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Short Hills, New Jersey
March 15, 2016

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Northfield Bancorp, Inc.:

We have audited Northfield Bancorp, Inc.'s (the Company) internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, Northfield Bancorp, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Northfield Bancorp, Inc. and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2015, and our report dated March 15, 2016, expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Short Hills, New Jersey
March 15, 2016

NORTHFIELD BANCORP, INC.  AND SUBSIDIARIES
Consolidated Balance Sheets

	At December 31,
	2015	2014
	(Dollars in thousands, except share data)
ASSETS:
Cash and due from banks	$15,324	$14,967
Interest-bearing deposits in other financial institutions	36,529	61,742
Total cash and cash equivalents	51,853	76,709
Trading securities	6,713	6,422
Securities available-for-sale, at estimated fair value (encumbered $65,051 at December 31, 2015 and $216,262 at December 31, 2014)	541,595	771,239
Securities held-to-maturity, (estimated fair value of $10,369 at December 31, 2015 and $3,691 at December 31, 2014) (encumbered $5,619 at December 31, 2015 and $2,114 at December 31, 2014)	10,346	3,609
Purchased credit-impaired (PCI) loans held-for-investment	33,115	44,816
Loans acquired	409,015	265,685
Originated loans held-for-investment, net	1,931,585	1,632,494
Loans held-for-investment, net	2,373,715	1,942,995
Allowance for loan losses	(24,770)	(26,292)
Net loans held-for-investment	2,348,945	1,916,703
Accrued interest receivable	8,263	8,015
Bank owned life insurance	132,782	129,015
Federal Home Loan Bank (FHLB) of New York stock, at cost	25,803	29,219
Premises and equipment, net	23,643	26,226
Goodwill	16,159	16,159
Other real estate owned	45	752
Other assets	36,437	36,801
Total assets	$3,202,584	$3,020,869

LIABILITIES AND STOCKHOLDERS’ EQUITY:
LIABILITIES:
Deposits	$2,052,929	$1,620,665
Securities sold under agreements to repurchase	63,000	203,200
Other borrowings	495,129	575,458
Advance payments by borrowers for taxes and insurance	10,862	7,792
Accrued expenses and other liabilities	20,885	19,826
Total liabilities	2,642,805	2,426,941

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value; 25,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value: 150,000,000 shares authorized, 58,226,326 shares issued at December 31, 2015 and 2014, 45,565,540 and 48,402,083 outstanding at December 31, 2015 and 2014, respectively	582	582
Additional paid-in-capital	501,540	499,606
Unallocated common stock held by employee stock ownership plan	(24,664)	(25,782)
Retained earnings	256,170	248,908
Accumulated other comprehensive loss	(2,986)	(765)
Treasury stock at cost; 12,660,786 and 9,824,243 shares at December 31, 2015 and 2014, respectively	(170,863)	(128,621)
Total stockholders’ equity	559,779	593,928
Total liabilities and stockholders’ equity	$3,202,584	$3,020,869

See accompanying notes to consolidated financial statements.

NORTHFIELD BANCORP, INC.  AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss)

	Years ended December 31,
	2015	2014	2013
	(Dollars in thousands, except share and per share data)
Interest income:
Loans	$87,179	$73,407	$68,472
Mortgage-backed securities	12,982	16,861	21,920
Other securities	328	604	1,459
FHLB of New York dividends	1,149	772	536
Deposits in other financial institutions	120	57	83
Total interest income	101,758	91,701	92,470
Interest expense:
Deposits	10,423	5,391	6,501
Borrowings	9,265	9,961	10,447
Total interest expense	19,688	15,352	16,948
Net interest income	82,070	76,349	75,522
Provision for loan losses	353	645	1,927
Net interest income after provision for loan losses	81,717	75,704	73,595
Non-interest income:
Fees and service charges for customer services	3,945	4,073	3,182
Income on bank owned life insurance	3,767	3,902	3,607
(Losses)/gains on securities transactions, net	(339)	227	3,217
Other-than-temporary impairment losses on securities	—	—	(434)
Other	525	258	589
Total non-interest income	7,898	8,460	10,161
Non-interest expense:
Compensation and employee benefits	29,760	26,195	27,142
Occupancy	10,039	9,616	9,709
Furniture and equipment	1,428	1,636	1,751
Data processing	3,802	3,680	4,301
Professional fees	3,037	2,458	2,885
Federal Deposit Insurance Corporation (FDIC) insurance	1,550	1,306	1,432
Other	8,493	7,151	6,653
Total non-interest expense	58,109	52,042	53,873
Income before income tax expense	31,506	32,122	29,883
Income tax expense	11,975	11,856	10,736
Net income	$19,531	$20,266	$19,147
Net income per common share:
Basic	$0.46	$0.41	$0.35
Diluted	$0.45	$0.41	$0.34

Basic weighted average shares outstanding	42,285,712	49,006,129	54,637,680
Diluted weighted average shares outstanding	43,478,481	50,032,259	55,560,309

See accompanying notes to consolidated financial statements.

NORTHFIELD BANCORP, INC. AND SUBSIDIARIES Consolidated Statements of Comprehensive Income (Loss) - (Continued)

	Years ended December 31,
	2015	2014	2013
	(Dollars in thousands)
Net income	$19,531	$20,266	$19,147
Other comprehensive (loss) income:
Unrealized (losses) gains on securities:
Net unrealized holding (losses) gains on securities	$(3,676)	$8,535	$(37,449)
Less: reclassification adjustment for net gains included in net income (included in (losses)gains on securities transactions, net)	(57)	(382)	(2,254)
Net unrealized (losses) gains	(3,733)	8,153	(39,703)
Post-retirement benefits adjustment	21	(1,689)	1,134
Reclassification adjustment for other-than-temporary impairment (OTTI) included in net income (included OTTI losses on securities)	—	—	434
Other comprehensive (loss) income, before tax	(3,712)	6,464	(38,135)
Income tax benefit (expense) related to net unrealized holding (losses) gains on securities	1,476	(3,408)	14,980
Income tax expense related to reclassification adjustment for gains included in net income	23	153	902
Income tax (expense) benefit related to post retirement benefits adjustment	(8)	676	(454)
Income tax benefit related to reclassification adjustment for OTTI impairment included in net income	—	—	(174)
Other comprehensive (loss) income, net of tax	(2,221)	3,885	(22,881)
Comprehensive income (loss)	$17,310	$24,151	$(3,734)

See accompanying notes to consolidated financial statements.

NORTHFIELD BANCORP, INC.  AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders’ Equity

	For the years ended December 31, 2015, 2014 and 2013
	Common Stock
	Shares Outstanding	Par Value	Additional Paid-in Capital	Unallocated Common Stock Held by the Employee Stock Ownership Plan	Retained Earnings	Accumulated Other Comprehensive Income (loss) Net of tax	Treasury Stock	Total Stockholders' Equity
	(Dollars in thousands, except share and per share data)
Balance at December 31, 2012	41,486,819	$469	$230,253	$(13,965)	$249,892	$18,231	$(70,007)	$414,873
Net income					19,147			19,147
Other comprehensive loss, net of tax						(22,881)		(22,881)
Employee Stock Ownership Plan (ESOP) shares allocated or committed to be released			484	1,204				1,688
Stock compensation expense			3,349					3,349
Additional tax benefit on equity awards			296					296
Common stock issued to complete merger
Merger of Northfield Bancorp, MHC	(24,641,684)	(246)	370					124
Exchange of common stock	(16,845,135)	(169)	169					—
Treasury stock retired		(54)	(69,953)				70,007	—
Proceeds of stock offering, net of costs	56,777,462	568	329,396					329,964
Purchase of common stock by ESOP	1,422,357	14	14,224	(14,224)				14
Exercise of stock options	26,507		21					21
Cash dividends declared ($0.49 per common share)					(26,859)			(26,859)
Treasury stock (average cost of $12.09 per share)	(300,093)						(3,628)	(3,628)
Balance at December 31, 2013	57,926,233	$582	$508,609	$(26,985)	$242,180	$(4,650)	$(3,628)	$716,108
Net income					20,266			20,266
Other comprehensive income, net of tax						3,885		3,885
ESOP shares allocated or committed to be released			645	1,203				1,848
Stock compensation expense			2,805					2,805
Additional tax benefit on equity awards			390					390
Issuance of restricted stock	991,200		(12,633)				12,633	—
Exercise of stock options	146,833		(210)		(654)		1,076	212
Cash dividends declared ($0.26 per common share)					(12,884)			(12,884)
Treasury stock (average cost of $13.00 per share)	(10,662,183)						(138,702)	(138,702)
Balance at December 31, 2014	48,402,083	582	499,606	(25,782)	248,908	(765)	(128,621)	593,928
Net income					19,531			19,531
Other comprehensive loss, net of tax						(2,221)		(2,221)
ESOP shares allocated or committed to be released			1,010	1,118				2,128
Stock compensation expense			6,763					6,763
Additional tax benefit on equity awards			122					122
Net issuance of restricted stock	387,280		(5,190)				5,190	—
Exercise of stock options	81,789		(771)		(85)		1,014	158
Cash dividends declared ($0.28 per common share)					(12,184)			(12,184)
Treasury stock (average cost of $14.66 per share)	(3,305,612)						(48,446)	(48,446)
Balance at December 31, 2015	45,565,540	582	501,540	(24,664)	256,170	(2,986)	(170,863)	559,779

See accompanying notes to consolidated financial statements.

NORTHFIELD BANCORP, INC.  AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	Years Ended December 31,
	2015	2014	2013
	(Dollars in thousands)
Cash flows from operating activities:
Net income	$19,531	$20,266	$19,147
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	353	645	1,927
ESOP and stock compensation expense	8,891	4,653	5,037
Depreciation	3,385	3,640	3,634
Amortization of premiums, and deferred loan costs, net of (accretion) of discounts, and deferred loan fees	1,800	1,695	1,949
Amortization of intangible assets	210	416	440
Income on bank owned life insurance	(3,767)	(3,902)	(3,607)
Gain on sale of premises and equipment and other real estate owned, net	(282)	—	(397)
Net gain on sale of loans held-for-sale	(4)	(79)	(60)
Proceeds from sale of loans held-for-sale	2,392	1,707	12,726
Origination of loans held-for-sale	(2,388)	(1,157)	(3,986)
Losses (gains) on securities transactions, net	339	(227)	(3,217)
Net impairment losses on securities recognized in earnings	—	—	434
Net purchases of trading securities	(687)	(579)	(358)
(Increase) decrease in accrued interest receivable	(248)	122	17
Decrease (increase) in other assets	3,359	(2,948)	978
Deferred taxes	(1,632)	(1,167)	(4,033)
Increase (decrease) in accrued expenses and other liabilities	1,059	2,625	(623)
Net cash provided by operating activities	32,311	25,710	30,008
Cash flows from investing activities:
Net increase in loans receivable	(246,562)	(267,912)	(253,145)
Purchase of loans	(186,876)	(186,475)	—
Redemption (purchase) of FHLB of New York stock, net	3,416	(11,703)	(4,966)
Purchases of securities available-for-sale	—	(436)	(289,562)
Principal payments and maturities on securities available-for-sale	173,923	161,650	331,536
Principal payments and maturities on securities held-to-maturity	870	442	—
Purchases of securities held-to-maturity	(7,657)	(4,066)	—
Proceeds from sale of securities available-for-sale	51,148	11,975	259,551
Purchase of bank owned life insurance	—	—	(28,464)
Proceeds from sale of premises and equipment and other real estate owned	918	418	519
Purchases and improvements of premises and equipment	(802)	(809)	(2,916)
Net cash (used in) provided by investing activities	(211,622)	(296,916)	12,553
Cash flows from financing activities:
Net increase (decrease) in deposits	432,264	127,976	(174,617)
Dividends paid	(12,184)	(12,884)	(26,859)
Net proceeds from sale of common stock	—	—	54,648
Merger of Northfield Bancorp, MHC	—	—	124
Purchase of common stock for Employee Stock Ownership Plan (ESOP)	—	—	(14,224)
Exercise of stock options	158	212	21
Purchase of treasury stock	(48,446)	(138,702)	(3,628)
Additional tax benefit on equity awards	122	390	296
Increase in advance payments by borrowers for taxes and insurance	3,070	1,351	2,953
Repayments under capital lease obligations	(179)	(272)	(289)
Proceeds from securities sold under agreements to repurchase and other borrowings	250,314	821,373	539,250
Repayments related to securities sold under agreements to repurchase and other borrowings	(470,664)	(512,768)	(487,758)
Net cash provided by (used in) by financing activities	154,455	286,676	(110,083)
Net (decrease) increase in cash and cash equivalents	(24,856)	15,470	(67,522)
Cash and cash equivalents at beginning of period	76,709	61,239	128,761
Cash and cash equivalents at end of period	$51,853	$76,709	$61,239

See accompanying notes to consolidated financial statements.

NORTHFIELD BANCORP, INC.  AND SUBSIDIARIES
Consolidated Statements of Cash Flows - (Continued)

	Years Ended December 31,
	2015	2014	2013
	(Dollars in thousands)
Supplemental cash flow information:
Cash paid during the period for:
Interest	$19,738	$15,002	$17,177
Income taxes	10,800	16,696	16,196
Non-cash transactions:
Transfers of held-to-maturity securities to available-for-sale securities	—	—	2,200
Loans charged-off, net	1,875	390	2,314
Transfers of loans to other real estate owned	—	860	—
Other real estate owned write-downs	71	305	124
Transfers of loans to held-for-sale, at fair value	—	—	3,704
Deposits utilized to purchase common stock	—	—	289,554

See accompanying notes to consolidated financial statements.

NORTHFIELD BANCORP, INC.  AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(1)	Summary of Significant Accounting Policies

The following significant accounting and reporting policies of Northfield Bancorp, Inc. and subsidiaries (collectively, the Company), conform to U.S. generally accepted accounting principles (U.S. GAAP), and are used in preparing and presenting these consolidated financial statements.

(a)    Plan of Conversion and Reorganization

On June 6, 2012, the Board of Trustees of Northfield Bancorp, MHC (MHC) and the Board of Directors of the Company adopted a Plan of Conversion and Reorganization (the Plan).  Pursuant to the Plan, the MHC converted from the mutual holding company form of organization to the fully public form on January 24, 2013.  The MHC merged into the Company, and the MHC no longer exists.  The Company merged into a new Delaware corporation named Northfield Bancorp, Inc.  As part of the conversion, the MHC’s ownership interest of the Company was offered for sale in a public offering.  The existing publicly held shares of the Company, which represented the remaining ownership interest in the Company, were exchanged for new shares of common stock of Northfield Bancorp, Inc., the new Delaware corporation.  The exchange ratio ensured that immediately after the conversion and public offering, the public shareholders of the Company owned the same aggregate percentage of Northfield Bancorp., Inc. common stock that they owned immediately prior to that time (excluding shares purchased in the stock offering and cash received in lieu of fractional shares).  When the conversion and public offering was completed, all of the capital stock of Northfield Bank was owned by Northfield Bancorp, Inc., the Delaware corporation.

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

(b)    Basis of Presentation

The consolidated financial statements are comprised of the accounts of Northfield Bancorp, Inc. and its wholly owned subsidiaries, Northfield Investment, Inc. and Northfield Bank (the Bank), and the Bank’s wholly-owned significant subsidiaries, NSB Services Corp. and NSB Realty Trust.  All significant intercompany accounts and transactions have been eliminated in consolidation.

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

NORTHFIELD BANCORP, INC.  AND SUBSIDIARIES
Notes to Consolidated Financial Statements - (Continued)

(c)    Business

The Company, through its principal subsidiary, the Bank, provides a full range of banking services primarily to individuals and corporate customers in Richmond and Kings counties in New York, and Hunterdon, Mercer, Union and Middlesex counties in New Jersey.  The Company is subject to competition from other financial institutions and to the regulations of certain federal and state agencies, and undergoes periodic examinations by those regulatory authorities.

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

Our evaluation of other-than-temporary impairment considers our assessments of the reason for the decline in value, the duration and severity of the impairment, our intent and ability to hold the securities (as well as the likelihood of a near-term recovery), and our intent to sell the securities and whether it is more likely than not that we will be required to sell the securities before the recovery of their amortized cost basis.  If a determination is made that a debt security is other-than-temporarily impaired, the Company will estimate the amount of the unrealized loss that is attributable to credit and all other non-credit related factors.  If we intend to hold securities in an unrealized loss position until the loss is recovered, which may be at maturity, the credit related component will be recognized as an other-than-temporary impairment charge in non-interest income.  The non-credit related component will be recorded as an adjustment to accumulated other comprehensive income (loss), net of tax.  The estimated fair value of debt securities, including mortgage-backed securities and corporate debt obligations is furnished by an independent third-party pricing service.  The third-party pricing service primarily utilizes pricing models and methodologies that incorporate observable market inputs, including among other things, benchmark yields, reported trades, and projected prepayment and default rates.  Management reviews the data and assumptions used in pricing the securities by its third-party provider for reasonableness.

(f)    Loans

The accounting and reporting for PCI loans and loans transferred to held-for-sale differs substantially from those loans originated and classified by the Company as held-for-investment.  For purposes of reporting, discussion and analysis, management has classified its loan portfolio into four categories:  (1) loans originated by the Company and held-for-sale, which are carried at the lower of aggregate cost or estimated fair value, less costs to sell, and therefore have no associated allowance for loan losses, (2) PCI loans, which are held-for-investment, and initially valued at estimated fair value on the date of acquisition, with no initial related allowance for loan losses, (3) originated loans held-for-investment, which are carried at amortized cost, less net charge-offs and the allowance for loan losses, and (4) acquired loans with no evidence of credit deterioration, which are held-for-investment, and initially valued at an estimated fair value on the date of acquisition, with no initial related allowance for loan losses.

Originated and acquired net loans held-for-investment are stated at unpaid principal balance, adjusted by unamortized premiums and unearned discounts, deferred origination fees and certain direct origination costs, and the allowance for loan losses.  Interest income on loans is accrued and credited to income as earned.  Net loan origination fees/costs are deferred and accreted/amortized to interest income over the loan’s contractual life using the level-yield method, adjusted for actual prepayments.  Generally, loans held-for-sale are designated at time of origination and generally consist of  newly originated fixed rate residential loans and are recorded at the lower of aggregate cost or estimated fair value in the aggregate.  Transfers of

NORTHFIELD BANCORP, INC.  AND SUBSIDIARIES
Notes to Consolidated Financial Statements - (Continued)

loans from held-for-investment to held-for-sale are infrequent and occur at fair value less costs to sell, with any charge-off to allowance for loan losses. Gains are recognized on a settlement-date basis and are determined by the difference between the net sales proceeds and the carrying value of the loans, including any net deferred fees or costs.

Originated and acquired net loans held-for-investment are deemed impaired when it is probable, based on current information, that the Company will not collect all amounts due in accordance with the contractual terms of the loan agreement.  The Company has defined the population of originated and acquired impaired loans to be all originated and acquired non-accrual loans held-for-investment with an outstanding balance of $500,000 or greater and all loans restructured in troubled debt restructurings (TDRs).  Originated and acquired impaired loans held-for-investment are individually assessed to determine that the loan’s carrying value is not in excess of the expected future cash flows, discounted at the loan's original effective interest rate, or the underlying collateral (less estimated costs to sell) if the loan is collateral dependent.  Impairments, if any, are recognized through a charge to the provision for loan losses for the amount that the loan’s carrying value exceeds the discounted cash flow analysis or estimated fair value of collateral (less estimated costs to sell) if the loan is collateral dependent.  Such amounts are charged-off when considered appropriate.  Homogeneous loans with balances less than $500,000, which are not considered TDRs, are collectively evaluated for impairment.

The allowance for loan losses is increased by the provision for loan losses charged against income and is decreased by charge-offs, net of recoveries.  Loan losses are charged-off in the period the loans, or portion thereof, are deemed uncollectible.  Generally, the Company will record a loan charge-off (including a partial charge-off) to reduce a loan to the estimated fair value of the underlying collateral, less cost to sell, if it is determined that it is probable that recovery will come primarily from the sale or operation of such collateral.  Specific reserves on impaired loans that are not considered collateral dependent are charged-off when such amounts are not considered to be collectible.  The provision for loan losses is based on management’s evaluation of the adequacy of the allowance that considers, among other things, impaired loans held-for-investment, deterioration in PCI loans subsequent to acquisition, past loan loss experience, known and inherent risks in the portfolio, and existing adverse situations that may affect borrowers’ ability to repay.  Additionally, management evaluates changes, if any, in underwriting standards, collection, charge-off and recovery practices, the nature or volume of the portfolio, lending staff, concentration of loans, as well as current economic conditions, and other relevant factors.  Management believes the allowance for loan losses is adequate to provide for probable and reasonably estimable incurred losses at the date of the consolidated balance sheets.  The Company also maintains an allowance for estimated losses on off-balance sheet credit risks related to loan commitments and standby letters of credit.  Management utilizes a methodology similar to its allowance for loan loss adequacy methodology to estimate losses on these commitments.  The allowance for estimated credit losses on off-balance sheet commitments is included in other liabilities and any changes to the allowance are recorded as a component of other non-interest expense.

While management uses available information to estimate probable and reasonably estimable incurred losses on loans, future additions may be necessary based on changes in conditions, including changes in economic conditions, particularly in Richmond and Kings counties in New York, and Hunterdon, Mercer, Union and Middlesex counties in New Jersey and to a lesser extent Eastern Pennsylvania.  Accordingly, as with most financial institutions in the market area, the ultimate collectability of a substantial portion of the Company’s loan portfolio is susceptible to changes in conditions in the Company’s marketplace.  In addition, future changes in laws and regulations could make it more difficult for the Company to collect all contractual amounts due on its loans and mortgage-backed securities.

In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses.  Such agencies may require the Company to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.

TDRs are loans where terms have been modified because of deterioration in the financial condition of the borrower.  Modifications could include extension of the repayment terms of the loan, reduced interest rates, or forgiveness of accrued interest and/or principal.  Once an obligation has been restructured because of such credit problems, it continues to be considered restructured until paid in full or, if the obligation yields a market rate (a rate equal to the rate the Company was willing to accept at the time of the restructuring for a new loan with comparable risk), until the year subsequent to the year in which the restructuring takes place, provided the borrower has performed under the modified terms for a six-month period.  The Company records an impairment charge equal to the difference between the present value of estimated future cash flows under the restructured terms discounted at the original loan’s effective interest rate, or the underlying collateral value less costs to sell, if the loan is collateral dependent.  Changes in present values attributable to the passage of time are recorded as a component of the provision for loan losses.

NORTHFIELD BANCORP, INC.  AND SUBSIDIARIES
Notes to Consolidated Financial Statements - (Continued)

A loan is considered past due when it is not paid in accordance with its contractual terms.  The accrual of income on loans, including impaired loans held-for-investment, and other loans in the process of foreclosure, is generally discontinued when a loan becomes 90 days or more delinquent, or sooner when certain factors indicate that the ultimate collection of principal and interest is in doubt.  Loans on which the accrual of income has been discontinued are designated as non-accrual loans.  All previously accrued interest is reversed against interest income, and income is recognized subsequently only in the period that cash is received, provided no principal payments are due and the remaining principal balance outstanding is deemed collectible.  A non-accrual loan is not returned to accrual status until both principal and interest payments are brought current and factors indicating doubtful collection no longer exist, including performance by the borrower under the loan terms for a consecutive six-month period.

The Company accounts for the PCI loans based on expected cash flows. In accordance with current accounting guidance, the Company will maintain the integrity of a pool of multiple loans accounted for as a single asset and evaluate the pools for impairment, and accrual status, based on variances from the expected cash flows.

(g)    Federal Home Loan Bank Stock

The Bank, as a member of the Federal Home Loan Bank (FHLB) of New York, is required to hold shares of capital stock in the FHLB as a condition to both becoming a member and engaging in certain transactions with the FHLB.  The minimum investment requirement is determined by a “membership” investment component and an “activity-based” investment component.  The membership investment component is the greater of 0.20% of the Bank’s mortgage-related assets, as defined by the FHLB, or $1,000.  The activity-based investment component is equal to 4.5% of the Bank’s outstanding advances with the FHLB.  The activity-based investment component also considers other transactions, including assets originated for or sold to the FHLB, and delivery commitments issued by the FHLB.  The Company currently does not enter into these other types of transactions with the FHLB.

On a quarterly basis, we perform our other-than-temporary impairment analysis of FHLB stock, we evaluate, among other things, (i) its earnings performance, including the significance of any decline in net assets of the FHLB as compared to the regulatory capital amount of the FHLB, (ii) the commitment by the FHLB to continue dividend payments, and (iii) the liquidity position of the FHLB.  We did not consider our investment in FHLB stock to be other-than-temporarily impaired at December 31, 2015, and 2014.

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

(j)    Goodwill

Intangible assets resulting from acquisitions under the purchase method of accounting consist of goodwill and other intangible assets.  Goodwill is not amortized and is subject to an annual assessment for impairment. The goodwill impairment analysis is generally a two-step test. However, under current accounting guidance, first we may assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under current accounting guidance, we are not required to calculate the fair value of a reporting unit if, based on a qualitative assessment, we determine that it was more likely than not that the unit’s fair value was not less than its carrying amount. During 2015, we elected to perform step one of the two-step goodwill impairment test for our reporting unit, but we may choose to perform the optional quantitative assessment in future periods.

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

As of December 31, 2015, the carrying value of goodwill totaled $16.2 million.  The Company performed its annual goodwill impairment test, as of December 31, 2015, and determined that the fair value of the Company’s single reporting unit to be in excess of its carrying value.  The Company will test goodwill for impairment between annual test dates if an event occurs or circumstances change that would indicate the fair value of the reporting unit is below its carrying amount. No events have occurred and no circumstances have changed since the annual impairment test date that would indicate the fair value of the reporting unit is below its carrying amount.

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

Income tax benefits are recognized and measured based upon a two-step model: 1) a tax position must be more-likely-than-not to be sustained based solely on its technical merits in order to be recognized, and 2) the benefit is measured as the largest dollar amount of that position that is more-likely-than-not to be sustained upon settlement. The difference between the benefit recognized and the tax benefit claimed on a tax return is referred to as an unrecognized tax benefit. The Company records income tax-related interest and penalties, if applicable, within income tax expense.

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

(m)    Securities Sold Under Agreements to Repurchase and Other Borrowings

The Company enters into sales of securities under agreements to repurchase (Repurchase Agreements) and collateral pledge agreements (Pledge Agreements) with selected dealers and banks.  Such agreements are accounted for as secured financing transactions since the Company maintains effective control over the transferred or pledged securities and the transfer meets the other accounting and recognition criteria as required by the transfer and servicing topic of the Financial Accounting Standards Board (FASB) Accounting Standards.  Obligations under these agreements are reflected as a liability in the consolidated balance sheets.  Securities underlying the agreements are maintained at selected dealers and banks as collateral for each transaction executed and may be sold or pledged by the counterparty.  Collateral underlying Repurchase Agreements that permit the counterparty to sell or pledge the underlying collateral is disclosed on the consolidated balance sheets as “encumbered.”  The Company retains the right under all Repurchase Agreements and Pledge Agreements to substitute acceptable collateral throughout the terms of the agreement.

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

(q)    Net Income per Common Share

Net income per common share-basic is computed by dividing the net income available to common stockholders by the weighted average number of common shares outstanding, excluding unallocated ESOP shares and unearned common stock award shares.  The weighted average common shares outstanding includes the average number of shares of common stock outstanding, including shares allocated or committed to be released ESOP shares.

Net income per common share-diluted is computed using the same method as basic earnings per share, but reflects the potential dilution that could occur if stock options and unvested shares of restricted stock were exercised and converted into common stock.  These potentially dilutive shares are included in the weighted average number of shares outstanding for the period using the treasury stock method.  When applying the treasury stock method, we add: (1) the assumed proceeds from option exercises; (2) the tax benefit, if any, that would be credited to additional paid-in capital assuming exercise of non-qualified stock options and vesting of shares of restricted stock; and (3) the average unamortized compensation costs related to unvested shares of restricted stock and stock options.  We then divide this sum by our average stock price for the period to calculate assumed shares repurchased.  The excess of the number of shares issuable over the number of shares assumed to be repurchased is added to basic weighted average common shares to calculate diluted earnings per share.  At December 31, 2015, 2014, and 2013, there were 1,192,769, 1,026,130 and 922,629 dilutive shares outstanding, respectively.

(r)    Other Real Estate Owned

Assets acquired through loan foreclosure, or deed-in-lieu of, are held for sale and are initially recorded at estimated fair value less estimated selling costs when acquired, thus establishing a new cost basis.  Costs after acquisition are generally expensed.  If the estimated fair value of the asset subsequently declines, a write-down is recorded through other non-interest expense.

NORTHFIELD BANCORP, INC.  AND SUBSIDIARIES
Notes to Consolidated Financial Statements - (Continued)

(s)    Recent Accounting Developments

 In February 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-02, Leases (Topic 842), which is intended to increase transparency and comparability of accounting for lease transactions. The ASU will require all leases to be recognized on the balance sheet as lease assets and lease liabilities and will require both quantitative and qualitative disclosures regarding key information about leasing arrangements. Lessor accounting is largely unchanged. The guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within that reporting period. The Company is currently evaluating the potential effect of adoption of this pronouncement on its consolidated financial statements.

In January 2016, In January 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, which addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. The guidance primarily affects the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. In addition, the FASB clarified guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. The accounting for other financial instruments, such as loans, investments in debt securities, and financial liabilities is largely unchanged. ASU No. 2016-01 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. The adoption of this pronouncement is not expected to have a material effect on the Company's consolidated financial statements.

In September 2015, the FASB issued ASU No. 2015-16, Business Combinations (Topic 805) - Simplifying the Accounting for Measurement-Period Adjustments, which requires that adjustments to provisional amounts that are identified during the measurement period of a business combination be recognized in the reporting period in which the adjustment amounts are determined. Furthermore, the income statement effects of such adjustments, if any, must be calculated as if the accounting had been completed at the acquisition date. Under previous guidance, adjustments to provisional amounts identified during the measurement period were to be recognized retrospectively. ASU 2015-16 is effective for annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period. The adoption of this pronouncement is not expected to have a material effect on the Company's consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in ASC Topic 605, Revenue Recognition, and most industry-specific guidance throughout the industry topics of the codification. This update will be effective for interim and annual periods beginning after December 15, 2016. The Company is still assessing the impact of this pronouncement on its consolidated financial statements, but does not expect the guidance to have a material effect on its consolidated financial statements.

In January 2014, the FASB issued ASU No. 2014-04, Receivables - Troubled Debt Restructurings by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure, which clarifies that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (i) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (ii) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additionally, the ASU requires interim and annual disclosure of both the amount of foreclosed residential real estate property held by the creditor and the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. ASU No. 2014-04 was effective for annual and interim periods beginning after December 15, 2014 and the adoption of this pronouncement did not have a material effect on the Company’s consolidated financial statements.

In December 2012, the FASB issued a proposed ASU, Financial Instruments - Credit Losses. This proposed ASU was issued for public comment in order to allow stakeholders the opportunity to review the proposal and provide comments to the FASB and does not constitute accounting guidance until a final ASU is issued. The FASB expects to publish the final guidance in early 2016 and it will be effective for public entities beginning on or after December 15, 2018, including interim periods within that reporting period. The FASB’s proposed model would utilize an “expected credit loss” measurement objective for the recognition of credit losses for loans, held-to-maturity securities and other receivables at the time the financial asset is originated or acquired and adjusted each period for changes in expected credit losses. For available-for-sale securities where fair value is less than cost, credit-related impairment would be recognized in an allowance for credit losses and adjusted each period for changes in credit risk. This would replace the multiple existing impairment models in U.S. GAAP, which generally

NORTHFIELD BANCORP, INC.  AND SUBSIDIARIES
Notes to Consolidated Financial Statements - (Continued)

require that a loss be incurred before it is recognized. The Company will assess the impact of the FASB’s final ASU on its financial statements when it is issued.

(2)	Securities Available-for-Sale

The following is a comparative summary of mortgage-backed securities and other securities available-for-sale at December 31, 2015 and 2014 (in thousands):

	2015
		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
	cost	gains	losses	value
Mortgage-backed securities:
Pass-through certificates:
Government sponsored enterprises (GSE)	$228,557	$4,673	$1,530	$231,700
Real estate mortgage investment conduits (REMICs):
GSE	305,387	647	8,210	297,824
Non-GSE	597	—	18	579
	534,541	5,320	9,758	530,103
Other securities:
Equity investments-mutual funds	481	—	—	481
Corporate bonds	11,002	9	—	11,011
	11,483	9	—	11,492
Total securities available-for-sale	$546,024	$5,329	$9,758	$541,595

	2014
		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
	cost	gains	losses	value
Mortgage-backed securities:
Pass-through certificates:
GSE	$292,162	$8,309	$1,131	$299,340
REMICs:
GSE	408,328	1,314	9,192	400,450
Non-GSE	1,060	—	34	1,026
	701,550	9,623	10,357	700,816
Other securities:
Equity investments-mutual funds	410	—	—	410
Corporate bonds	69,975	40	2	70,013
	70,385	40	2	70,423
Total securities available-for-sale	$771,935	$9,663	$10,359	$771,239

The following is a summary of the expected maturity distribution of debt securities available-for-sale other than mortgage-backed securities at December 31, 2015 (in thousands):

Available-for-sale	Amortized cost	Estimated fair value
Due in one year or less	$11,002	$11,011
Due after one year through five years	—	—
	$11,002	$11,011

Expected maturities on mortgage-backed securities will differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without penalties.

NORTHFIELD BANCORP, INC.  AND SUBSIDIARIES
Notes to Consolidated Financial Statements - (Continued)

Certain securities available-for-sale are pledged or encumbered to secure borrowings under Pledge Agreements and Repurchase Agreements and for other purposes required by law.  At December 31, 2015, and December 31, 2014, securities available-for-sale with a carrying value of $35.9 million and $13.8 million, respectively, were pledged to secure deposits.  See Note 7 for further discussion regarding securities pledged or encumbered for borrowings.

For the year ended December 31, 2015, the Company had gross proceeds of $51.1 million on sales of securities available-for-sale with gross realized gains of approximately $60,000 and gross realized losses of approximately $3,000.  For the year ended December 31, 2014, the Company had gross proceeds of $12.0 million on sales of securities available-for-sale with gross realized gains and gross realized losses of approximately $382,000 and no gross realized losses.  For the year ended December 31, 2013, the Company had gross proceeds of $259.6 million on sales of securities available-for-sale with gross realized gains and gross realized losses of approximately $3.1 million and $128,000, respectively. The Company routinely sells securities when market pricing presents, in management’s assessment, an economic benefit that outweighs holding such security, and when smaller balance securities become cost prohibitive to carry.

The Company did not recognize any other-than-temporary impairment charges in earnings during the years ended December 31, 2015 and December 31, 2014. The Company recognized in earnings other-than-temporary impairment charges of $434,000 during the year ended December 31, 2013, related to one equity investment in a mutual fund. No portion of the other-than-temporary impairment was recognized in accumulated other comprehensive income.

Gross unrealized losses on mortgage-backed securities, equity securities, agency bonds, and corporate bonds available-for-sale, and the estimated fair value of the related securities, aggregated by security category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2015 and 2014, were as follows (in thousands):

	December 31, 2015
	Less than 12 months		12 months or more		Total
	Unrealized	Estimated	Unrealized	Estimated	Unrealized	Estimated
	losses	fair value	losses	fair value	losses	fair value
Mortgage-backed securities:
Pass-through certificates:
GSE	$115	$14,424	$1,415	$52,120	$1,530	$66,544
REMICs:
GSE	338	31,937	7,872	164,666	8,210	196,603
Non-GSE			18	579	18	579
Total	$453	$46,361	$9,305	$217,365	$9,758	$263,726

	December 31, 2014
	Less than 12 months		12 months or more		Total
	Unrealized	Estimated	Unrealized	Estimated	Unrealized	Estimated
	losses	fair value	losses	fair value	losses	fair value
Mortgage-backed securities:
Pass-through certificates:
GSE	$1	$181	$1,130	$61,526	$1,131	$61,707
REMICs:
GSE	30	3,179	9,162	229,896	9,192	233,075
Non-GSE	—	—	34	1,026	34	1,026
Other securities:
Corporate bonds	2	9,996	—	—	2	9,996
Total	$33	$13,356	$10,326	$292,448	$10,359	$305,804

The Company held 10 pass-through mortgage-backed securities issued or guaranteed by GSEs, 11 REMIC mortgage-backed securities issued or guaranteed by GSEs, and two REMIC mortgage-backed securities not issued or guaranteed by GSEs that were in a continuous unrealized loss position of greater than twelve months at December 31, 2015. There were 14 pass-

NORTHFIELD BANCORP, INC.  AND SUBSIDIARIES
Notes to Consolidated Financial Statements - (Continued)

through mortgage-backed securities issued or guaranteed by GSEs and three REMIC mortgage-backed securities issued or guaranteed by GSEs that were in an unrealized loss position of less than twelve months, and rated investment grade at December 31, 2015.  The declines in value relate to the general interest rate environment and are considered temporary.  The securities cannot be prepaid in a manner that would result in the Company not receiving all of its amortized cost.  The Company neither has an intent to sell, nor is it more likely than not that the Company will be required to sell, the securities before the recovery of their amortized cost basis or, if necessary, maturity.

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

(3)	Securities Held-to-Maturity

The following is a summary of mortgage-backed securities held-to-maturity at December 31, 2015 (in thousands):

	2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Mortgage-backed securities:
Pass-through certificates:
GSEs	$10,346	$53	$30	$10,369
Total securities held-to-maturity	$10,346	$53	$30	$10,369

	2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Mortgage-backed securities:
Pass-through certificates:
GSEs	$3,609	$82	$—	$3,691
Total securities held-to-maturity	$3,609	$82	$—	$3,691

Contractual maturities for mortgage-backed securities are not presented, as expected maturities on mortgage-backed securities will differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without penalties. The Company had no held-to-maturity securities at December 31, 2015 or December 31, 2014 that were in an unrealized loss position.

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

NORTHFIELD BANCORP, INC.  AND SUBSIDIARIES
Notes to Consolidated Financial Statements - (Continued)

(4)	Loans

Loans held-for-investment, net, consists of the following (in thousands):

	December 31,
	2015	2014
Real estate loans:
Multifamily	$1,318,461	$1,072,193
Commercial mortgage	402,073	390,288
One-to-four family residential mortgage	98,332	74,401
Home equity and lines of credit	61,413	54,533
Construction and land	18,652	21,412
Total real estate loans	1,898,931	1,612,827
Commercial and industrial loans	25,554	12,945
Other loans	2,256	2,157
Total commercial and industrial and other loans	27,810	15,102
Deferred loan cost, net	4,844	4,565
Originated loans held-for-investment, net	1,931,585	1,632,494
PCI Loans	33,115	44,816
Loans acquired:
One-to-four family residential mortgage	330,672	234,478
Multifamily	64,779	18,844
Commercial mortgage	11,160	11,999
Home equity and lines of credit	2,404	—
Construction and land	—	364
Total loans acquired	409,015	265,685
Loans held for investment, net	2,373,715	1,942,995
Allowance for loan losses	(24,770)	(26,292)
Net loans held-for-investment	$2,348,945	$1,916,703

The Company had no loans held-for-sale at December 31, 2015 or December 31, 2014.

PCI loans, primarily acquired as part of a FDIC-assisted transaction, totaled $33.1 million at December 31, 2015, as compared to $44.8 million at December 31, 2014.  The Company accounts for PCI loans utilizing U.S. GAAP applicable to loans acquired with deteriorated credit quality.  At December 31, 2015, PCI loans consist of approximately 28% commercial real estate loans and 52% commercial and industrial loans, with the remaining balance in residential and home equity loans.  At December 31, 2014, PCI loans consist of approximately 33% commercial real estate loans and 53% commercial and industrial loans, with the remaining balance in residential and home equity loans. The following details the accretable yield (in thousands):

	For The Year Ended December 31,
	2015	2014
Balance at the beginning of year	$27,943	$32,464
Accretable yield at purchase date	—	—
Accretion into interest income	(4,525)	(4,895)
Net reclassification (to)/from non-accretable difference (1)	(565)	374
Balance at end of year	$22,853	$27,943

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

We provide for loan losses based on the consistent application of our documented allowance for loan loss methodology.  Loan losses are charged to the allowance for loans losses and recoveries are credited to it.  Additions to the allowance for loan losses are provided by charges against income based on various factors which, in our judgment, deserve current recognition in estimating incurred losses.  Loan losses are charged-off in the period the loans, or portion thereof, are deemed uncollectible.  Generally, the Company will record a loan charge-off (including a partial charge-off) to reduce a loan to the estimated fair value of the underlying collateral, less cost to sell, for collateral dependent loans.  We regularly review the loan portfolio in order to maintain the allowance for loan losses in accordance with U.S. GAAP.   At December 31, 2015 and 2014, the allowance for loan losses related to loans held-for-investment (excluding PCI loans) consisted primarily of the following two components:

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

(2)
General allowances are established for loan losses on a portfolio basis for loans that do not meet the definition of impaired. The portfolio is grouped into similar risk characteristics, primarily loan type, loan-to-value, if collateral dependent, and internal credit risk ratings. We apply an estimated loss rate to each loan group. The loss rates applied are based on our net loss experience (using appropriate look-back and loss emergence periods) as adjusted, if appropriate, for our qualitative assessment of factors which may not be fully captured in our historical quantitative net loss rates related to:

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

The loss emergence period is the estimated time from the date of the loss event to the actual recognition of the loss (typically the first charge-off), and is determined based upon a study of the Company's past loss experience by loan groups. This evaluation is inherently subjective, as it requires material estimates that may be susceptible to significant revisions based upon changes in economic and real estate market conditions. Actual loan losses may

NORTHFIELD BANCORP, INC.  AND SUBSIDIARIES
Notes to Consolidated Financial Statements - (Continued)

be significantly more than the allowance for loan losses we have established, which could have a material negative effect on our financial results. We also maintain an amount identified as the unallocated component related to indicators of loans losses not fully captured in other components of the allowance for loan losses methodology, as well as for the inherent imprecision of the loss estimation process.

Additionally, held-for-investment loans acquired with no evidence of credit deterioration are initially valued at an estimated fair value on the date of acquisition, with no initial related allowance for loan losses. These loans are evaluated for impairment on a quarterly basis as part of our analysis of the allowance for loan losses.

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

We evaluate the allowance for loan losses based on the combined total of the impaired and general components for loans.  Generally when the loan portfolio increases, absent other factors, our allowance for loan loss methodology results in a higher dollar amount of estimated probable losses.  Conversely, when the loan portfolio decreases, absent other factors, our allowance for loan loss methodology results in a lower dollar amount of estimated probable losses.

Each quarter we evaluate the allowance for loan losses and adjust the allowance as appropriate through a provision for loan losses.  While we use the best information available to make evaluations, future adjustments to the allowance may be necessary if conditions differ substantially from the information used in making the evaluations.  In addition, as an integral part of their examination process, the Office of the Comptroller of the Currency (OCC) will periodically review the allowance for loan losses.  The OCC may require us to adjust the allowance based on their analysis of information available to them at the time of their examination.

A summary of changes in the allowance for loan losses for the years ended December 31, 2015, 2014, and 2013 follows (in thousands):

	December 31,
	2015	2014	2013
Balance at beginning of year	$26,292	$26,037	$26,424
Provision for loan losses	353	645	1,927
Recoveries	140	402	860
Charge-offs	(2,015)	(792)	(3,174)
Balance at end of year	$24,770	$26,292	$26,037

NORTHFIELD BANCORP, INC.  AND SUBSIDIARIES
Notes to Consolidated Financial Statements - (Continued)

The following table sets forth activity in our allowance for loan losses, by loan type, for the years ended December 31, 2015 and 2014.  The following table also details the amount of loans receivable held-for-investment, net of deferred loan fees and costs, that are evaluated individually, and collectively, for impairment, and the related portion of allowance for loan losses that is allocated to each loan portfolio segment (in thousands):

	December 31, 2015
	Real Estate
	Commercial	One-to-Four Family	Construction and Land	Multifamily	Home Equity and Lines of Credit	Commercial and Industrial	Other	Unallocated	Originated Loans Total	PCI	Acquired Loans	Total
Allowance for loan losses:
Beginning Balance	$9,309	$951	$266	$12,219	$901	$841	$134	$1,209	$25,830	$400	$62	$26,292
Charge-offs	(1,431)	(277)	—	(120)	(115)	(71)	(1)	—	(2,015)	—	—	(2,015)
Recoveries	2	20	—	25	42	34	17	—	140	—	—	140
Provisions (credit)	(774)	93	(5)	263	(33)	484	5	(116)	(83)	383	53	353
Ending Balance	$7,106	$787	$261	$12,387	$795	$1,288	$155	$1,093	$23,872	$783	$115	$24,770
Ending balance: individually evaluated for impairment	$394	$167	$—	$158	$51	$4	$—	$—	$774	$—	$115	$889
Ending balance: collectively evaluated for impairment	$6,712	$620	$261	$12,229	$744	$1,284	$155	$1,093	$23,098	$783	$—	$23,881
Loans, net:
Ending Balance	$402,714	$99,010	$18,677	$1,320,724	$62,594	$25,610	$2,256	$—	$1,931,585	$33,115	$409,015	$2,373,715
Ending balance: individually evaluated for impairment	$20,465	$2,344	$—	$2,458	$354	$116	$—	$—	$25,737	$—	$3,250	$28,987
Ending balance: collectively evaluated for impairment	$382,249	$96,666	$18,677	$1,318,266	$62,240	$25,494	$2,256	$—	$1,905,848	$33,115	$405,765	$2,344,728

	December 31, 2014
	Real Estate
	Commercial	One-to-Four Family	Construction and Land	Multifamily	Home Equity and Lines of Credit	Commercial and Industrial	Other	Unallocated	Originated Loans Total	PCI	Acquired Loans	Total
Allowance for loan losses:
Beginning Balance	$12,619	$875	$205	$9,374	$860	$425	$67	$1,024	$25,449	$588	$—	$26,037
Charge-offs	(103)	(58)	—	(7)	(489)	(135)	—	—	(792)	—	—	(792)
Recoveries	72	—	246	35	—	8	41	—	402	—	—	402
Provisions (credit)	(3,279)	134	(185)	2,817	530	543	26	185	771	(188)	62	645
Ending Balance	$9,309	$951	$266	$12,219	$901	$841	$134	$1,209	$25,830	$400	$62	$26,292
Ending balance: individually evaluated for impairment	$2,361	$57	$—	$215	$13	$109	$—	$—	$2,755	$—	$62	$2,817
Ending balance: collectively evaluated for impairment	$6,948	$894	$266	$12,004	$888	$732	$134	$1,209	$23,075	$400	$—	$23,475
Loans, net:
Ending Balance	$390,885	$74,990	$21,445	$1,074,539	$55,486	$12,992	$2,157	$—	$1,632,494	$44,816	$265,685	$1,942,995
Ending balance: individually evaluated for impairment	$29,224	$1,072	$—	$1,990	$327	$806	$—	$—	$33,419	$—	$855	$34,274
Ending balance: collectively evaluated for impairment	$361,661	$73,918	$21,445	$1,072,549	$55,159	$12,186	$2,157	$—	$1,599,075	$44,816	$264,830	$1,908,721

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

NORTHFIELD BANCORP, INC.  AND SUBSIDIARIES
Notes to Consolidated Financial Statements - (Continued)

The following table details the recorded investment of originated loans receivable held-for-investment, net of deferred fees and costs, by loan type and credit quality indicator at December 31, 2015 and 2014 (in thousands):

	At December 31, 2015
	Real Estate
	Multifamily		Commercial		One-to-Four Family		Construction and Land	Home Equity and Lines of Credit	Commercial and Industrial	Other	Total
	< 35% LTV	=> 35% LTV	< 35% LTV	=> 35% LTV	< 60% LTV	=> 60% LTV
Internal Risk Rating
Pass	$124,678	$1,188,916	$52,253	$319,733	$48,429	$46,578	$18,677	$61,935	$24,846	$2,256	$1,888,301
Special Mention	51	3,832	974	2,966	504	—	—	75	316	—	8,718
Substandard	775	2,472	1,233	25,555	2,112	1,387	—	584	448	—	34,566
Originated loans held-for-investment, net	$125,504	$1,195,220	$54,460	$348,254	$51,045	$47,965	$18,677	$62,594	$25,610	$2,256	$1,931,585

	At December 31, 2014
	Real Estate
	Multifamily		Commercial		One-to-Four Family		Construction and Land	Home Equity and Lines of Credit	Commercial and Industrial	Other	Total
	< 35% LTV	=> 35% LTV	< 35% LTV	=> 35% LTV	< 60% LTV	=> 60% LTV
Internal Risk Rating
Pass	$64,692	$999,708	$47,534	$289,794	$29,629	$40,527	$21,445	$54,935	$11,421	$2,157	$1,561,842
Special Mention	283	4,342	2,436	9,792	1,143	—	—	360	652	—	19,008
Substandard	801	4,713	—	41,329	2,303	1,388	—	191	919	—	51,644
Originated loans held-for-investment, net	$65,776	$1,008,763	$49,970	$340,915	$33,075	$41,915	$21,445	$55,486	$12,992	$2,157	$1,632,494

NORTHFIELD BANCORP, INC.  AND SUBSIDIARIES
Notes to Consolidated Financial Statements - (Continued)

Included in loans receivable are loans for which the accrual of interest income has been discontinued due to deterioration in the financial condition of the borrowers.  The recorded investment of these nonaccrual loans was $8.8 million and $13.9 million at December 31, 2015, and December 31, 2014, respectively.  Generally, originated loans are placed on non-accruing status when they become 90 days or more delinquent, or sooner if considered appropriate by management, and remain on non-accrual status until they are brought current, have six consecutive months of performance under the loan terms, and factors indicating reasonable doubt about the timely collection of payments no longer exist.  Therefore, loans may be current in accordance with their loan terms, or may be less than 90 days delinquent and still be on a non-accruing status.

Non-accrual amounts include loans deemed to be impaired of $6.7 million and $10.1 million at December 31, 2015, and December 31, 2014, respectively.  Loans on non-accrual status with principal balances less than $500,000, and therefore not meeting the Company’s definition of an impaired loan, amounted to $2.1 million at December 31, 2015, and $3.8 million at December 31, 2014.  There were no loans held-for-sale at December 31, 2015, and December 31, 2014.  Loans past due ninety days or more and still accruing interest were $15,000 and $708,000 at December 31, 2015, and December 31, 2014, respectively, and consisted of loans that are well secured and in the process of collection.

NORTHFIELD BANCORP, INC.  AND SUBSIDIARIES
Notes to Consolidated Financial Statements - (Continued)

The following table sets forth the detail, and delinquency status, of originated and acquired non-performing loans (non-accrual loans and loans past due ninety days or more and still accruing), net of deferred fees and costs, at December 31, 2015 and 2014 (in thousands), excluding PCI loans which have been segregated into pools.  For PCI loans, each loan pool is accounted for as a single asset with a single composite interest rate and an aggregate expectation of cash flows.

	At December 31, 2015
	Total Non-Performing Loans
	Non-Accruing Loans
	0-29 Days Past Due	30-89 Days Past Due	90 Days or More Past Due	Total	90 Days or More Past Due and Accruing	Total Non-Performing Loans
Loans held-for-investment:
Real estate loans:
Commercial
LTV => 35%
Substandard	344	372	4,516	5,232	—	5,232
Total	344	372	4,516	5,232	—	5,232
Total commercial	344	372	4,516	5,232	—	5,232
One-to-four family residential
LTV < 60%
Substandard	364	180	565	1,109	—	1,109
Total	364	180	565	1,109	—	1,109
LTV => 60%
Substandard	901	135	—	1,036	—	1,036
Total	901	135	—	1,036	—	1,036
Total one-to-four family residential	1,265	315	565	2,145	—	2,145
Construction and land
Pass	—	—	113	113	—	113
Total construction and land	—	—	113	113	—	113
Multifamily
LTV => 35%
Substandard	—	—	559	559	—	559
Total multifamily	—	—	559	559	—	559
Home equity and lines of credit
Substandard	—	—	329	329	—	329
Total home equity and lines of credit	—	—	329	329	—	329
Commercial and industrial loans
Pass	—	—	—	—	15	15
Total commercial and industrial loans	—	—	—	—	15	15
Total non-performing loans held-for-investment	1,609	687	6,082	8,378	15	8,393
Loans acquired:
One-to-four family residential
LTV < 60%
Substandard	429	—	—	429	—	429
Total one-to-four family residential	429	—	—	429	—	429
Total non-performing loans acquired	429	—	—	429	—	429
Total non-performing loans	$2,038	$687	$6,082	$8,807	$15	$8,822

NORTHFIELD BANCORP, INC.  AND SUBSIDIARIES
Notes to Consolidated Financial Statements - (Continued)

	At December 31, 2014
	Total Non-Performing Loans
	Non-Accruing Loans
	0-29 Days Past Due	30-89 Days Past Due	90 Days or More Past Due	Total	90 Days or More Past Due and Accruing	Total Non-Performing Loans
Loans held-for-investment:
Real estate loans:
Commercial
LTV => 35%
Substandard	—	395	10,769	11,164	—	11,164
Total commercial	—	395	10,769	11,164	—	11,164
One-to-four family residential
LTV < 60%
Substandard	—	190	674	864	286	1,150
Total	—	190	674	864	286	1,150
LTV => 60%
Substandard	—	—	1,028	1,028	—	1,028
Total	—	—	1,028	1,028	—	1,028
Total one-to-four family residential	—	190	1,702	1,892	286	2,178
Home equity and lines of credit
Substandard	—	98	—	98	—	98
Total home equity and lines of credit	—	98	—	98	—	98
Commercial and industrial loans
Substandard	—	—	408	408	—	408
Total commercial and industrial loans	—	—	408	408	—	408
Other loans
Pass	—	—	—	—	—	—
Total other loans	—	—	—	—	—	—
Total non-performing loans held-for-investment	$—	$683	$12,879	$13,562	$286	$13,848
Loans acquired:
One-to-four family residential
LTV < 60%
Pass	—	—	—	—	422	422
Substandard	—	—	313	313	—	313
Total one-to-four family residential	—	—	313	313	422	735
Total non-performing loans acquired	—	—	313	313	422	735
Total non-performing loans	$—	$683	$13,192	$13,875	$708	$14,583

The following table sets forth the detail and delinquency status of originated and acquired loans, net of deferred fees and costs, by performing and non-performing loans at December 31, 2015 and 2014 (in thousands):

NORTHFIELD BANCORP, INC.  AND SUBSIDIARIES
Notes to Consolidated Financial Statements - (Continued)

	December 31, 2015
	Performing (Accruing) Loans
	0-29 Days Past Due	30-89 Days Past Due	Total	Non-Performing Loans	Total Loans Receivable, net
Loans held-for-investment:
Real estate loans:
Commercial
LTV < 35%
Pass	$50,974	$1,279	$52,253	$—	$52,253
Special Mention	974	—	974	—	974
Substandard	1,233	—	1,233	—	1,233
Total	53,181	1,279	54,460	—	54,460
LTV => 35%
Pass	319,411	322	319,733	—	319,733
Special Mention	2,966	—	2,966	—	2,966
Substandard	8,696	11,627	20,323	5,232	25,555
Total	331,073	11,949	343,022	5,232	348,254
Total commercial	384,254	13,228	397,482	5,232	402,714
One-to-four family residential
LTV < 60%
Pass	45,737	2,692	48,429	—	48,429
Special Mention	134	370	504	—	504
Substandard	696	307	1,003	1,109	2,112
Total	46,567	3,369	49,936	1,109	51,045
LTV => 60%
Pass	46,578	—	46,578	—	46,578
Substandard	—	351	351	1,036	1,387
Total	46,578	351	46,929	1,036	47,965
Total one-to-four family residential	93,145	3,720	96,865	2,145	99,010
Construction and land
Pass	18,564	—	18,564	113	18,677
Total construction and land	18,564	—	18,564	113	18,677
Multifamily
LTV < 35%
Pass	124,678	—	124,678	—	124,678
Special Mention	—	51	51	—	51
Substandard	775	—	775	—	775
Total	125,453	51	125,504	—	125,504
LTV= > 35%
Pass	1,187,147	1,769	1,188,916	—	1,188,916
Special Mention	2,687	1,145	3,832	—	3,832
Substandard	1,913	—	1,913	559	2,472
Total	1,191,747	2,914	1,194,661	559	1,195,220
Total multifamily	1,317,200	2,965	1,320,165	559	1,320,724
Home equity and lines of credit
Pass	61,561	374	61,935	—	61,935
Special Mention	75	—	75	—	75
Substandard	255	—	255	329	584
Total home equity and lines of credit	61,891	374	62,265	329	62,594
Commercial and industrial loans
Pass	24,780	51	24,831	15	24,846
Special Mention	316	—	316	—	316
Substandard	395	53	448	—	448
Total commercial and industrial loans	25,491	104	25,595	15	25,610

NORTHFIELD BANCORP, INC.  AND SUBSIDIARIES
Notes to Consolidated Financial Statements - (Continued)

	December 31, 2015
	Performing (Accruing) Loans
	0-29 Days Past Due	30-89 Days Past Due	Total	Non-Performing Loans	Total Loans Receivable, net
Other loans
Pass	2,245	11	2,256	—	2,256
Total other loans	2,245	11	2,256	—	2,256
Total originated loans held-for-investment	1,902,790	20,402	1,923,192	8,393	1,931,585
Acquired loans:
One-to-four family residential
LTV < 60%
Pass	313,425	312	313,737	—	313,737
Special Mention	549	—	549	—	549
Substandard	737	177	914	429	1,343
Total	314,711	489	315,200	429	315,629
LTV => 60%
Pass	14,759	—	14,759	—	14,759
Substandard	284	—	284	—	284
Total	15,043	—	15,043	—	15,043
Total one-to-four family residential	329,754	489	330,243	429	330,672
Commercial
LTV < 35%
Pass	2,164	—	2,164	—	2,164
Substandard	—	729	729	—	729
Total	2,164	729	2,893	—	2,893
LTV => 35%
Pass	5,536	—	5,536	—	5,536
Special Mention	883	—	883	—	883
Substandard	1,848	—	1,848	—	1,848
Total	8,267	—	8,267	—	8,267
Total commercial	10,431	729	11,160	—	11,160
Multifamily
LTV < 35%
Pass	4,695	—	4,695	—	4,695
Special Mention	138	—	138	—	138
Total	4,833	—	4,833	—	4,833
LTV => 35%
Pass	59,632	—	59,632	—	59,632
Special Mention	314	—	314	—	314
Total	59,946	—	59,946	—	59,946
Total multifamily	64,779	—	64,779	—	64,779
Home equity and lines of credit
Pass	2,404	—	2,404	—	2,404
Total home equity and lines of credit	2,404	—	2,404	—	2,404
Total loans acquired	407,368	1,218	408,586	429	409,015
	$2,310,158	$21,620	$2,331,778	$8,822	$2,340,600

NORTHFIELD BANCORP, INC.  AND SUBSIDIARIES
Notes to Consolidated Financial Statements - (Continued)

	December 31, 2014
	Performing (Accruing) Loans
	0-29 Days Past Due	30-89 Days Past Due	Total	Non-Performing Loans	Total Loans Receivable, net
Loans held-for-investment:
Real estate loans:
Commercial
LTV < 35%
Pass	$47,534	$—	$47,534	$—	$47,534
Special Mention	2,436	—	2,436	—	2,436
Total	49,970	—	49,970	—	49,970
LTV => 35%
Pass	288,915	878	289,793	—	289,793
Special Mention	9,792	—	9,792	—	9,792
Substandard	25,073	5,093	30,166	11,164	41,330
Total	323,780	5,971	329,751	11,164	340,915
Total commercial	373,750	5,971	379,721	11,164	390,885
One-to-four family residential
LTV < 60%
Pass	29,288	341	29,629	—	29,629
Special Mention	1,143	—	1,143	—	1,143
Substandard	867	286	1,153	1,150	2,303
Total	31,298	627	31,925	1,150	33,075
LTV => 60%
Pass	38,062	2,465	40,527	—	40,527
Special Mention	—	—	—	—	—
Substandard	—	360	360	1,028	1,388
Total	38,062	2,825	40,887	1,028	41,915
Total one-to-four family residential	69,360	3,452	72,812	2,178	74,990
Construction and land
Pass	21,445	—	21,445	—	21,445
Special Mention	—	—	—	—	—
Substandard	—	—	—	—	—
Total construction and land	21,445	—	21,445	—	21,445
Multifamily
LTV < 35%
Pass	64,692	—	64,692	—	64,692
Special Mention	283	—	283	—	283
Substandard	801	—	801	—	801
Total	65,776	—	65,776	—	65,776
LTV => 35%
Pass	999,469	239	999,708	—	999,708
Special Mention	3,822	520	4,342	—	4,342
Substandard	4,382	331	4,713	—	4,713
Total	1,007,673	1,090	1,008,763	—	1,008,763
Total multifamily	1,073,449	1,090	1,074,539	—	1,074,539
Home equity and lines of credit
Pass	54,800	135	54,935	—	54,935
Special Mention	360	—	360	—	360
Substandard	93	—	93	98	191
Total home equity and lines of credit	55,253	135	55,388	98	55,486
Commercial and industrial loans
Pass	11,331	90	11,421	—	11,421
Special Mention	652	—	652	—	652
Substandard	479	32	511	408	919
Total Commercial and industrial loans	12,462	122	12,584	408	12,992
Other loans

NORTHFIELD BANCORP, INC.  AND SUBSIDIARIES
Notes to Consolidated Financial Statements - (Continued)

	December 31, 2014
	Performing (Accruing) Loans
	0-29 Days Past Due	30-89 Days Past Due	Total	Non-Performing Loans	Total Loans Receivable, net
Pass	2,097	60	2,157	—	2,157
Total other loans	2,097	60	2,157	—	2,157
Total originated loans held-for-investment	$1,607,816	$10,830	$1,618,646	$13,848	$1,632,494
Loans acquired:
One-to-four family residential
LTV < 60%
Pass	225,741	526	226,267	422	226,689
Special Mention	597	—	597	—	597
Substandard	424	—	424	313	737
Total	226,762	526	227,288	735	228,023
LTV => 60%
Pass	5,787	375	6,162	—	6,162
Substandard	294	—	294	—	294
Total	6,081	375	6,456	—	6,456
Total one-to-four family residential	232,843	901	233,744	735	234,479
Commercial
LTV < 35%
Pass	2,477	—	2,477	—	2,477
Special Mention	187	521	708	—	708
Total	2,664	521	3,185	—	3,185
LTV => 35%
Pass	5,817	—	5,817	—	5,817
Substandard	2,997	—	2,997	—	2,997
Total	8,814	—	8,814	—	8,814
Total commercial	11,478	521	11,999	—	11,999
Construction and land
Substandard	363	—	363	—	363
Total construction and land	363	—	363	—	363
Multifamily
LTV < 35%
Pass	4,857	—	4,857	—	4,857
Substandard	164	—	164	—	164
Total	5,021	—	5,021	—	5,021
LTV => 35%
Pass	13,457	—	13,457	—	13,457
Special Mention	366	—	366	—	366
Total	13,823	—	13,823	—	13,823
Total multifamily	18,844	—	18,844	—	18,844
Total loans acquired	263,528	1,422	264,950	735	265,685
	$1,871,344	$12,252	$1,883,596	$14,583	$1,898,179

NORTHFIELD BANCORP, INC.  AND SUBSIDIARIES
Notes to Consolidated Financial Statements - (Continued)

The following table summarizes originated and acquired (subsequent to acquisition) impaired loans as of December 31, 2015 and 2014 (in thousands):

	At December 31, 2015			December 31, 2014
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With No Allowance Recorded:
Real estate loans:
Commercial
LTV < 35%
Substandard	—	139	—	—	—	—
LTV => 35%
Pass	4,051	4,188	—	3,311	3,448	—
Substandard	13,371	14,748	—	12,880	14,339	—
One-to-four family residential
LTV < 60%
Pass	221	221	—	66	66	—
Special Mention	—	—	—	138	138	—
Substandard	234	234	—	262	262	—
LTV => 60%
Substandard	150	167	—
Multifamily
LTV => 35%
Pass	75	545	—	86	557	—
Substandard	1,012	1,012	—	477	477	—
Home Equity
Special Mention	—	—	—	49	49	—
Commercial and industrial loans
Special Mention	—	—	—	267	268	—
Substandard	87	87	—	99	99	—
With a Related Allowance Recorded:
Real estate loans:
Commercial
LTV => 35%
Substandard	4,891	5,430	(394)	13,033	14,365	(2,361)
One-to-four family residential
LTV < 60%
Pass	503	503	(33)	—	—	—
Special Mention	—	—	—	319	319	(4)
Substandard	1,604	1,604	(152)	848	848	(95)
LTV => 60%
Special Mention	1,034	1,081	(97)	—	—	—
Substandard	—	—	—	294	294	(20)
Multifamily
LTV => 35%
Substandard	1,371	1,371	(158)	1,427	1,427	(215)
Home equity and lines of credit
Pass	269	269	(11)	—	—	—
Special Mention	44	44	(19)	278	278	(13)
Substandard	41	41	(21)	—	—	—
Commercial and industrial loans
Special Mention	29	29	(4)	32	32	(1)
Substandard	—	—	—	408	530	(108)
Total:
Real estate loans
Commercial	22,313	24,505	(394)	29,224	32,152	(2,361)
One-to-four family residential	3,746	3,810	(282)	1,927	1,927	(119)
Multifamily	2,458	2,928	(158)	1,990	2,461	(215)
Home equity and lines of credit	354	354	(51)	327	327	(13)
Commercial and industrial loans	116	$116	(4)	806	929	(109)
	$28,987	$31,713	$(889)	$34,274	$37,796	$(2,817)

NORTHFIELD BANCORP, INC.  AND SUBSIDIARIES
Notes to Consolidated Financial Statements - (Continued)

Included in the table above at December 31, 2015, are impaired loans with carrying balances of $14.5 million that were not written down by charge-offs or for which there are no specific reserves in our allowance for loan losses.  Included in the impaired loans at December 31, 2014, are loans with carrying balances of $13.1 million that were not written down by charge-offs or for which there are no specific reserves in our allowance for loan losses.  Loans not written down by charge-offs or specific reserves at December 31, 2015 and 2014, have sufficient collateral values, less costs to sell (including any discounts to facilitate a sale), or sufficient future cash flows to support the carrying balances of the loans.

The following table summarizes the average recorded investment in originated and acquired impaired loans (excluding PCI loans) and interest recognized on impaired loans as of, and for, the years ended December 31, 2015, and December 31, 2014 (in thousands):

	December 31, 2015		December 31, 2014
	Average Recorded Investment	Interest Income	Average Recorded Investment	Interest Income
With No Allowance Recorded:
Real estate loans:
Commercial
LTV < 35%
Pass	$—	$—	$681	$—
LTV => 35%
Pass	2,938	184	6,615	149
Special Mention	109	—	—	—
Substandard	12,593	884	9,641	500
Construction and land
Substandard	—	—	22	—
One-to-four family residential
LTV < 60%
Pass	207	9	13	2
Special Mention	55	—	213	7
Substandard	188	22	266	16
One-to-four family residential
LTV => 60%
Substandard	101	3	—	6
Multifamily
LTV => 35%
Pass	80	17	53	17
Substandard	688	27	714	27
Home equity and lines of credit
Special Mention	29	—	20	3
Substandard	—	—	200	—
Commercial and industrial loans
Special Mention	59	—	144	19
Substandard	93	—	583	2
With a Related Allowance Recorded:
Real estate loans:
LTV => 35%
Pass	668	—	—	—
Special Mention	—	—	580	—
Substandard	10,357	75	13,157	373
One-to-four family residential
LTV < 60%
Pass	263	19	—	—
Special Mention	127	—	259	8
Substandard	1,017	65	170	—
LTV => 60%
Special Mention	207	—	—	—
Substandard	377	102	127	—
Multifamily
LTV => 35%
Substandard	1,399	52	1,454	54

NORTHFIELD BANCORP, INC.  AND SUBSIDIARIES
Notes to Consolidated Financial Statements - (Continued)

	December 31, 2015		December 31, 2014
	Average Recorded Investment	Interest Income	Average Recorded Investment	Interest Income
Home equity and lines of credit
Pass	163	7	—	—
Special Mention	129	3	315	5
Substandard	25	2	200	—
Commercial and industrial loans
Special Mention	24	2	13	2
Substandard	82	—	414	—
Total:
Real estate loans
Commercial	26,665	1,143	30,674	1,022
One-to-four family residential	2,542	220	1,048	39
Construction and land	—	—	22	—
Multifamily	2,167	96	2,221	98
Home equity and lines of credit	346	12	735	8
Commercial and industrial loans	258	2	1,154	23
	$31,978	$1,473	$35,854	$1,190

The following tables summarize loans that were modified in a troubled debt restructuring during the years ended December 31, 2015 and 2014:

	Year Ended December 31, 2015
		Pre-Modification	Post-Modification
	Number of	Outstanding Recorded	Outstanding Recorded
	Relationships	Investment	Investment
		(Dollars in thousands)
Commercial real estate loans
Substandard	3	$8,957	$8,457
One-to-four Family
Pass	1	20	$20
Substandard	8	1,889	$1,889
Home equity and lines of credit
Substandard	1	43	$43
Total Troubled Debt Restructurings	13	$10,909	$10,409

One of the commercial real estate relationships in the table above, with a pre-modification outstanding recorded investment of $6.3 million, represents five loans to one borrower that were restructured into one loan, and then subsequently sold, during the year ended December 31, 2015. These loans were restructured to provide partial forgiveness of debt, after the borrower made a $500,000 principal payment. The remaining relationships in the table above were restructured to receive reduced interest rates.

	Year Ended December 31, 2014
		Pre-Modification	Post-Modification
	Number of	Outstanding Recorded	Outstanding Recorded
	Relationships	Investment	Investment
		(Dollars in thousands)
One-to-four Family
Substandard	2	$556	$556
Total Troubled Debt Restructurings	2	$556	$556

Both of the relationships in the table above were restructured to receive reduced interest rates.

NORTHFIELD BANCORP, INC.  AND SUBSIDIARIES
Notes to Consolidated Financial Statements - (Continued)

At December 31, 2015 and 2014, we had TDRs of $26.6 million and $33.8 million, respectively.

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

There were no loans that were restructured during the year ended December 31, 2015, that subsequently defaulted.

(5)	Premises and Equipment, Net

At December 31, 2015 and 2014, premises and equipment, less accumulated depreciation and amortization, consists of the following (in thousands):

	December 31,
	2015	2014
At cost:
Land	$2,530	$2,026
Buildings and improvements	6,695	6,691
Capital leases	2,600	2,600
Furniture, fixtures, and equipment	19,954	19,658
Leasehold improvements	26,197	26,202
	57,976	57,177
Accumulated depreciation and amortization	(34,333)	(30,951)
Premises and equipment, net	$23,643	$26,226

Depreciation expense for the years ended December 31, 2015, 2014, and 2013, was $3.4 million, $3.6 million, and $3.6 million, respectively.

There were no sales of premises and equipment in 2015 or 2014. The Company realized a gain of $397,000 from the sale of vacant land adjacent to a branch in 2013.

NORTHFIELD BANCORP, INC.  AND SUBSIDIARIES
Notes to Consolidated Financial Statements - (Continued)

(6)	Deposits

Deposit account balances are summarized as follows (dollars in thousands):

	December 31,
	2015		2014
	Amount	Weighted Average Rate	Amount	Weighted Average Rate
Transaction:
Negotiable orders of withdrawal	$217,813	0.25%	$124,961	0.34%
Non-interest bearing checking	263,073	—	269,466	—
Total transaction	480,886	0.11	394,427	0.11
Savings:
Money market	548,132	0.62	440,887	0.38
Savings	524,043	0.47	432,207	0.31
Total savings	1,072,175	0.55	873,094	0.35
Certificates of deposit:
Under $250,000	461,127	1.11	320,525	1.05
$250,000 or more	38,741	1.73	32,619	1.75
Total certificates of deposit	499,868	1.15	353,144	1.11
Total deposits	$2,052,929	0.59%	$1,620,665	0.46%

The Company had brokered deposits (included in certificates of deposit in the above table) of $157.1 million and $40.9 million at December 31, 2015 and 2014, respectively.

Scheduled maturities of certificates of deposit are summarized as follows (in thousands):

December 31, 2015
2016	$222,419
2017	68,452
2018	55,585
2019	75,574
2020	77,825
Thereafter	13
Total	$499,868

Interest expense on deposits is summarized as follows (in thousands):

	December 31,
	2015	2014	2013
Negotiable order of withdrawal and money market	$2,816	$1,766	$1,956
Savings-passbook and statement	2,141	445	679
Certificates of deposit	5,466	3,180	3,866
	$10,423	$5,391	$6,501

NORTHFIELD BANCORP, INC.  AND SUBSIDIARIES
Notes to Consolidated Financial Statements - (Continued)

(7)	Borrowings

Borrowings consisted of securities sold under agreements to repurchase, FHLB advances, and obligations under capital leases and are summarized as follows (in thousands):

	December 31,
	2015	2014
Repurchase agreements	$63,000	$203,200
Other borrowings:
FHLB advances	487,130	572,493
Floating rate advances	7,272	2,058
Obligations under capital leases	727	907
	$558,129	$778,658

FHLB advances are secured by a blanket lien on unencumbered securities and the Company’s FHLB capital stock.

Repurchase agreements and FHLB advances have contractual maturities as follows (in thousands):

	December 31, 2015
	FHLB	Repurchase
	Advances	Agreements
2016	$83,910	$55,000
2017	159,003	6,000
2018	140,715	2,000
2019	58,502	—
2020	45,000	—
	$487,130	$63,000

At  December 31, 2015, repurchase agreements have a weighted average rate of 2.77%, with $51.0 million maturing in the in the first quarter of 2016 and $12.0 million maturing in more than 90 days.  The repurchase agreements are secured primarily by mortgage-backed securities with an amortized cost of $69.1 million, and a fair value of $70.7 million, at December 31, 2015.  At  December 31, 2014, repurchase agreements had a weighted average rate of 1.69%, with $109.2 million maturing in the first quarter of 2015 and $94.0 million maturing in more than 90 days. The repurchase agreements were secured primarily by mortgage-backed securities with an amortized cost of $213.9 million, and a fair value of $218.3 million, at December 31, 2014.

The Company has the ability to obtain additional funding from the FHLB and Federal Reserve Bank discount window of approximately $698.8 million, utilizing unencumbered and unpledged securities of $128.5 million and multifamily loans of $570.3 million at December 31, 2015.  The Company expects to have sufficient funds available to meet current commitments in the normal course of business.

Interest expense on borrowings is summarized as follows (in thousands):

	December 31,
	2015	2014	2013
Repurchase agreements	$2,446	$4,161	$6,492
FHLB advances	6,742	5,717	3,836
Floating rate advances	17	3	10
Obligations under capital leases	60	80	109
	$9,265	$9,961	$10,447

NORTHFIELD BANCORP, INC.  AND SUBSIDIARIES
Notes to Consolidated Financial Statements - (Continued)

(8)	Income Taxes

Income tax expense (benefit) consists of the following (in thousands):

	December 31,
	2015	2014	2013
Federal tax expense (benefit):
Current	$11,796	$11,195	$12,493
Deferred	(2,305)	(1,675)	(2,758)
	9,491	9,520	9,735
State and local tax expense (benefit):
Current	1,811	1,828	2,276
Deferred	673	508	(1,275)
	2,484	2,336	1,001
Total income tax expense	$11,975	$11,856	$10,736

Reconciliation between the amount of reported total income tax expense and the amount computed by multiplying the applicable statutory income tax rate for the years ended December 31, 2015, 2014, and 2013, is as follows (dollars in thousands):

	December 31,
	2015	2014	2013
Tax expense at statutory rate of 35%	$11,027	$11,242	$10,459
Increase (decrease) in taxes resulting from:
State tax, net of federal income tax	1,615	1,519	651
Bank owned life insurance	(1,319)	(1,366)	(1,262)
Merger related costs	201	—	—
Incentive stock options	210	134	149
Uncertain tax position	51	131	448
Other, net	190	196	291
Income tax expense	$11,975	$11,856	$10,736

NORTHFIELD BANCORP, INC.  AND SUBSIDIARIES
Notes to Consolidated Financial Statements - (Continued)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2015 and 2014, are as follows (in thousands):

	December 31,
	2015	2014
Deferred tax assets:
Allowance for loan losses	$9,514	$10,302
Capitalized leases	287	369
Deferred compensation	2,450	2,577
Accrued salaries	910	950
Postretirement benefits	555	523
Equity awards	4,707	2,930
Unrealized actuarial losses on post retirement benefits	217	226
Straight-line leases adjustment	1,099	1,083
Asset retirement obligation	97	100
Reserve for accrued interest receivable	775	1,220
Reserve for loan commitments	127	184
Employee Stock Ownership Plan	532	308
Other	358	398
Depreciation	2,123	1,616
Fair value adjustments of acquired loans	7,105	6,247
Fair value adjustments of pension benefit obligations	267	306
Unrealized losses securities	1,780	291
Total gross deferred tax assets	32,903	29,630
Deferred tax liabilities:
Fair value adjustments of acquired securities	9	13
Fair value adjustments of deposit liabilities	30	27
Deferred loan fees	1,777	1,639
Other	21	—
Total gross deferred tax liabilities	1,837	1,679
Net deferred tax asset	$31,066	$27,951

The Company has determined that it is not required to establish a valuation reserve for the net deferred tax asset account since it is “more likely than not” that the net deferred tax assets will be realized through future reversals of existing taxable temporary differences, future taxable income and tax planning strategies.  The conclusion that it is “more likely than not” that the net deferred tax assets will be realized is based on the history of earnings and the prospects for continued profitability.  Management will continue to review the tax criteria related to the recognition of deferred tax assets.

As a savings institution, the Bank is subject to a special federal tax provision regarding its frozen tax bad debt reserve. At December 31, 2015, and December 31, 2014, the Bank’s federal tax bad debt base-year reserve was $5.9 million, with a related net deferred tax liability of $2.8 million, which has not been recognized since the Bank does not expect that this reserve will become taxable in the foreseeable future. Events that would result in taxation of this reserve include redemptions of the Bank’s stock or certain excess distributions by the Bank to the Company.

A reconciliation of the Company’s uncertain tax positions are as follows (in thousands):

	December 31,
	2015	2014	2013
Beginning balance	$230	$679	$231
Settlements based on tax positions related to prior years	—	(580)	—
Additions based on tax positions related to prior years	51	131	448
Ending balance	$281	$230	$679

NORTHFIELD BANCORP, INC.  AND SUBSIDIARIES
Notes to Consolidated Financial Statements - (Continued)

The Company recognizes interest and penalties on income taxes in income tax expense.

The following years are open for examination or under examination:

•	Federal tax filings for 2011 through present.

•	New York State tax filings 2010 through present. The 2010 through 2012 filings are currently under examination.

•	New York City tax filings 2010 through present. The 2010 through 2012 filings are currently under examination.

•	State of New Jersey 2010 through present.

(9)	Retirement Benefits

The Company has a 401(k) plan for its employees, which grants eligible employees (those salaried employees with at least three months of service) the opportunity to invest from 2% to 15% of their base compensation in certain investment alternatives.  The Company contributes an amount equal to 25% of employee contributions on the first 6% of base compensation contributed by eligible employees for the first three years of participation.  Subsequent years of participation in excess of three years will increase the Company matching contribution from 25% to 50% of an employee’s contributions, on the first 6% of base compensation contributed by eligible employees.  A member becomes fully vested in the Company’s contributions upon (a) completion of five years of service, or (b) normal retirement, early retirement, permanent disability, or death.  The Company’s contribution to this plan amounted to approximately $321,000,  $292,000, and $266,000 for the years ended December 31, 2015, 2014, and 2013, respectively.

The Company also maintains a profit-sharing plan in which the Company can contribute to the participant’s 401(k) account, at its discretion, up to the legal limit of the Internal Revenue Code.  The Company did not contribute to the profit sharing plan during 2015, 2014, and 2013.

The Company maintains the Northfield Bank ESOP.  The ESOP is a tax-qualified plan designed to invest primarily in the Company’s common stock.  The ESOP provides employees with the opportunity to receive a funded retirement benefit from the Bank, based primarily on the value of the Company’s common stock.  The ESOP was authorized to, and did purchase, 2,463,884 shares of the Company’s common stock in the Company’s initial public offering at a price of $7.13 per share.  This purchase was funded with a loan from Northfield Bancorp, Inc. to the ESOP.  The outstanding balance at December 31, 2015 and 2014, was $12.7 million and $13.3 million, respectively.  The shares of the Company’s common stock purchased in the initial public offering are pledged as collateral for the loan.  Shares are released for allocation to participants as loan payments are made.  A total of 80,131 and 80,728 shares were released and allocated to participants of the ESOP for the years ended December 31, 2015 and 2014, respectively.  Cash dividends on unallocated shares are utilized to satisfy required debt payments.  Dividends on allocated shares are utilized to prepay debt which releases additional shares to participants.

Upon completion of the Company’s second-step conversion, a second ESOP was established for employees in 2013; the second ESOP was authorized to, and did purchase, 1,422,357 shares of the Company’s common stock at a price of $10.00 per share.  The purchase was funded with a loan from Northfield Bancorp, Inc. to the second ESOP.  The outstanding balance at December 31, 2015 and 2014, was $13.3 million and $13.6 million, respectively.  The shares of the Company’s common stock purchased in the second-step conversion are pledged as collateral for the loan.  Shares are released for allocation to participants as loan payments are made.  A total of 47,384 and 47,412 shares were released and allocated to participants of the second ESOP for the years ended December 31, 2015 and 2014, respectively.  Cash dividends on unallocated shares are utilized to satisfy required debt payments.  Dividends on allocated shares are utilized to prepay debt which releases additional shares to participants.

ESOP compensation expense for both plans for the years ended December 31, 2015, 2014, and 2013 was $1.9 million,  $1.7 million, and $1.5 million, respectively.

The Company maintains a Supplemental Employee Stock Ownership Plan (the SESOP), a non-qualified plan, that provides supplemental benefits to certain executives who are prevented from receiving the full benefits contemplated by the ESOP’s benefit formula due to tax law limits for tax-qualified plans.  The supplemental payments for the SESOP consist of cash payments representing the value of Company shares that cannot be allocated to participants under the ESOPs due to legal

NORTHFIELD BANCORP, INC.  AND SUBSIDIARIES
Notes to Consolidated Financial Statements - (Continued)

limitations imposed on tax-qualified plans.  The Company's required contributions to the SESOP plan were $82,000, $7,000, and $38,000 for the years ended December 31, 2015, 2014, and 2013, respectively.

The Company provides post retirement medical and life insurance to a limited number of retired individuals.  The Company also provides retiree life insurance benefits to all qualified employees, up to certain limits.  The following tables set forth the funded status and components of postretirement benefit costs at December 31 measurement dates (in thousands):

	2015	2014	2013
Accumulated postretirement benefit obligation beginning of year	$1,846	$1,294	$1,778
Service cost	9	6	9
Interest cost	62	53	56
Actuarial loss (gain)	149	578	(455)
Benefits paid	(116)	(85)	(94)
Accumulated postretirement benefit obligation end of year	1,950	1,846	1,294
Accrued liability (included in accrued expenses and other liabilities)	$1,950	$1,846	$1,294

The following table sets forth the amounts recognized in accumulated other comprehensive income (loss) (in thousands):

	December 31,
	2015	2014
Net loss	$578	$473
Transition obligation	—	17
Prior service cost	12	50
Loss recognized in accumulated other comprehensive income	$590	$540

The estimated net loss, prior service cost, and transition obligation, that will be amortized from accumulated other comprehensive income (loss) into net periodic cost in 2016, are $54,000,  $12,000, and $0 respectively.

The following table sets forth the components of net periodic postretirement benefit costs for the years ended December 31, 2015, 2014, and 2013 (in thousands):

	December 31,
	2015	2014	2013
Service cost	$9	$6	$9
Interest cost	62	53	56
Amortization of transition obligation	17	17	17
Amortization of prior service costs	38	24	16
Amortization of unrecognized (gain) loss	44	(11)	36
Net postretirement benefit cost included in compensation and employee benefits	$170	$89	$134

The assumed discount rate related to plan obligations reflects the weighted average of published market rates for high-quality corporate bonds with terms similar to those of the plans expected benefit payments, rounded to the nearest quarter percentage point.  The Company’s discount rate and rate of compensation increase used in accounting for the plan are as follows:

	2015	2014	2013
Assumptions used to determine benefit obligation at period end:
Discount rate	3.75%	3.50%	4.25%
Rate of increase in compensation	4.00%	4.00%	4.00%
Assumptions used to determine net periodic benefit cost for the year:
Discount rate	3.50%	4.25%	3.25%
Rate of increase in compensation	4.00%	4.00%	4.00%

NORTHFIELD BANCORP, INC.  AND SUBSIDIARIES
Notes to Consolidated Financial Statements - (Continued)

At December 31, 2015, a medical cost trend rate of 8.75% decreasing 0.50% per year thereafter until an ultimate rate of 4.75% is reached, was used in the plan’s valuation.  The Company’s healthcare cost trend rates are based, among other things, on the Company’s own experience and third-party analysis of recent and projected healthcare cost trends.

A one percentage-point change in assumed heath care cost trends would have the following effects (in thousands):

	One Percentage Point Increase		One Percentage Point Decrease
	2015	2014	2015	2014
Effect on benefits earned and interest cost	$6	$4	$(4)	$(3)
Effect on accumulated postretirement benefit obligation	156	153	(139)	(135)

A one percentage-point change in assumed heath care cost trends would have the following effects (in thousands):

	One Percentage Point Increase			One Percentage Point Decrease
	2015	2014	2013	2015	2014	2013
Aggregate of service and interest components of net periodic cost (benefit)	$6	$4	$5	$(4)	$(3)	$(4)

Benefit payments of approximately $116,000, $85,000, and $94,000 were made in 2015, 2014, and 2013, respectively. The benefits expected to be paid under the postretirement health benefits plan for the next five years are as follows:  $125,000 in 2016;  $130,000 in 2017;  $134,000 in 2018;  $137,000 in 2019; and $140,000 in 2020.  The benefit payments expected to be paid in the aggregate for the years 2021 through 2025 are $709,000.  The expected benefits are based on the same assumptions used to measure the Company’s benefit obligation at December 31, 2015, and include estimated future employee service.

The Company also maintained a defined benefit pension plan covering certain employees and individuals from the Flatbush Federal Savings and Loan Association Pension Plan ( as part of the acquisition of Flatbush Federal Bancorp, Inc. and its wholly-owned subsidiary, Flatbush Federal Savings and Loan Association), which was terminated in February 2014, and resulted in the Company recognizing a pre-tax gain of $937,000.

The Company maintains a nonqualified plan to provide for the elective deferral of all or a portion of director fees by members of the participating board of directors, deferral of all or a portion of the compensation and/or annual incentive compensation payable to eligible employees of the Company, and to provide to certain officers of the Company benefits in excess of those permitted to be paid by the Company’s savings plan, ESOP, and profit-sharing plan under the applicable Internal Revenue Code.  The plan obligation was approximately $6.9 million and $6.5 million at December 31, 2015 and 2014, respectively, and is included in accrued expenses and other liabilities on the consolidated balance sheets.  Income under this plan was $392,000 and $153,000 for the years ended December 31, 2015 and 2014, respectively. Expense under this plan was $963,000 for the year ended December 31, 2013.  The Company invests to fund this future obligation, in various mutual funds designated as trading securities.  The securities are marked-to-market through current period earnings as a component of non-interest income.  Accrued obligations under this plan are credited or charged with the return on the trading securities portfolio as a component of compensation and benefits expense.

The Company entered into a supplemental retirement agreement with its former president and director in 2006.  The agreement provides for 120 monthly payments of $17,450.  The present value of the obligation, of approximately $1,625,000, was recorded in compensation and benefits expense in 2006.  The present value of the obligation as of December 31, 2015 and 2014, was approximately $154,000 and $350,000, respectively.

NORTHFIELD BANCORP, INC.  AND SUBSIDIARIES
Notes to Consolidated Financial Statements - (Continued)

(10)	Equity Incentive Plan

In May 2015, the Company granted to directors and employees a total of 419,000 restricted shares, and 1,090,000 stock options to purchase Company stock. These shares and options were issued out of the 2014 Equity Incentive Plan (2014 EIP), which allows the Company to grant common stock or options to purchase common stock at specific prices to directors and employees of the Company. The 2014 EIP provides for the issuance or delivery of up to 4,978,249 shares (1,422,357 restricted shares and 3,555,892 stock options) of Northfield Bancorp, Inc. common stock subject to certain plan limitations. All stock options and restricted stock granted to date vest in equal installments over a five-year period beginning one year from the date of grant. The vesting of options and restricted stock awards may accelerate in accordance with terms of the 2014 EIP. Stock options were granted at an exercise price equal to the fair value of the Company’s common stock on the grant date based on quoted market prices and all have an expiration period of ten years. The fair value of stock options granted on May 27, 2015, was estimated utilizing the Black-Scholes option pricing model using the following assumptions: an expected life of 6.5 years, risk-free rate of return of 1.67%, volatility of 32.06% and a dividend yield of 1.90%. As of December 31, 2015, 43,877 restricted shares and 54,332 stock options remain available for issuance under the 2014 EIP .

In 2014, the Company granted to directors and employees a total of 1,001,200 restricted shares, and 2,502,600 stock options to purchase Company stock. These shares and options were issued out of the 2014 EIP. All stock options and restricted stock granted to date vest in equal installments over a five-year period beginning one year from the date of grant. The vesting of options and restricted stock awards may accelerate in accordance with terms of the 2014 EIP. Stock options were granted at an exercise price equal to the fair value of the Company’s common stock on the grant date based on quoted market prices and all have an expiration period of ten years. The fair value of stock options granted on June 11, 2014, was estimated utilizing the Black-Scholes option pricing model using the following assumptions: an expected life of 6.5 years, risk-free rate of return of 1.92%, volatility of 33.83% and a dividend yield of 1.83%. The fair value of stock options granted on December 8, 2014, was estimated utilizing the Black-Scholes option pricing model using the following assumptions: an expected life of 6.5 years, risk-free rate of return of 1.81%, volatility of 32.92% and a dividend yield of 1.68%.

The Company also maintains the Northfield Bancorp, Inc. 2008 Equity Incentive Plan (2008 EIP) to grant common stock or options to purchase common stock at specific prices to directors and employees of the Company.  The 2008 EIP provides for the issuance or delivery of up to 4,311,796 shares of Northfield Bancorp, Inc. common stock subject to certain plan limitations. As of December 31, 2015, 60,085 restricted shares and 151,445 stock options remain available for issuance under the 2008 EIP.  All stock options and restricted stock granted to date vest in equal installments over a five-year period beginning one year from the date of grant. The vesting of options and restricted stock awards may accelerate in accordance with terms of the 2008 EIP.  Stock options were granted at an exercise price equal to the fair value of the Company’s common stock on the grant date based on quoted market prices and all have an expiration period of ten years.  The fair value of stock options granted on January 30, 2009, was estimated utilizing the Black-Scholes option pricing model using the following assumptions: an expected life of 6.5 years utilizing the simplified method, risk-free rate of return of 2.17%, volatility of 35.33% and a dividend yield of 1.61%.  The fair value of stock options granted on May 29, 2009, was estimated utilizing the Black-Scholes option pricing model using the following assumptions: an expected life of 6.5 years utilizing the simplified method, risk-free rate of return of 2.88%, volatility of 38.39% and a dividend yield of 1.50%.  The fair value of stock options granted on January 30, 2010, was estimated utilizing the Black-Scholes option pricing model using the following assumptions: an expected life of 6.5 years utilizing the simplified method, risk-free rate of return of 2.90%, volatility of 38.29% and a dividend yield of 1.81%.  The fair value of stock options granted on July 26, 2013, was estimated utilizing the Black-Scholes option pricing model using the following assumptions: an expected life of 6.5 years utilizing the simplified method, risk-free rate of return of 1.39%, volatility of 35.33% and a dividend yield of 1.98%.  The Company is expensing the grant date fair value of all employee and director share-based compensation over the requisite service periods on a straight-line basis.

During the years ended December 31, 2015, 2014, and 2013, the Company recorded, $6.8 million, $2.8 million, and $3.2 million of stock-based compensation.

NORTHFIELD BANCORP, INC.  AND SUBSIDIARIES
Notes to Consolidated Financial Statements - (Continued)

The following table is a summary of the Company’s non-vested stock options as of December 31, 2015, and changes therein during the year then ended:

	Number of Stock Options	Weighted Average Grant Date Fair Value	Weighted Average Exercise Price	Weighted Average Contractual Life (years)
Outstanding- December 31, 2013	2,800,305	$2.30	$7.13	5.16
Granted	2,502,600	3.91	13.13	9.45
Forfeited	(18,000)	3.91	13.13	—
Exercised	(146,833)	2.30	7.11	—
Outstanding- December 31, 2014	5,138,072	3.08	10.04	7.44
Granted	1,090,000	4.07	14.76	9.41
Forfeited	(73,040)	3.91	13.13	—
Exercised	(143,171)	2.33	7.22	—
Outstanding- December 31, 2015	6,011,861	3.30	10.93	6.41
Exercisable- December 31, 2015	2,973,603	$2.57	$8.08	3.97

Expected future stock option expense related to the non-vested options outstanding as of December 31, 2015, is $10.2 million over an average period of 3.80 years.

The following is a summary of the status of the Company’s restricted shares as of December 31, 2015, and changes therein during the year then ended:

	Number of Shares Awarded	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2013	240,083	$7.29
Granted	1,001,200	13.13
Vested	(228,209)	7.16
Forfeited	(10,000)	13.13
Non-vested at December 31, 2014	1,003,074	13.11
Granted	419,000	14.76
Vested	(196,492)	13.09
Forfeited	(31,720)	13.13
Non-vested at December 31, 2015	1,193,862	$13.70

Expected future stock award expense related to the non-vested restricted awards as of December 31, 2015, is $13.9 million over an average period of 3.80 years.

Upon the exercise of stock options, management expects to utilize treasury stock as the source of issuance for these shares.

(11)	Commitments and Contingencies

The Company, in the normal course of business, is party to commitments that involve, to varying degrees, elements of risk in excess of the amounts recognized in the consolidated financial statements.  These commitments include unused lines of credit and commitments to extend credit.

At December 31, 2015 and 2014, the following commitment and contingent liabilities existed that are not reflected in the accompanying consolidated financial statements (in thousands):

NORTHFIELD BANCORP, INC.  AND SUBSIDIARIES
Notes to Consolidated Financial Statements - (Continued)

	December 31,
	2015	2014
Commitments to extend credit	$18,400	$72,438
Unused lines of credit	69,414	60,598
Standby letters of credit	471	420

The Company’s maximum exposure to credit losses in the event of nonperformance by the other party to these commitments is represented by the contractual amount.  The Company uses the same credit policies in granting commitments and conditional obligations as it does for amounts recorded in the consolidated balance sheets.  These commitments and obligations do not necessarily represent future cash flow requirements.  The Company evaluates each customer’s creditworthiness on a case-by-case basis.  The amount of collateral obtained, if deemed necessary, is based on management’s assessment of risk.  Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third-party. The guarantees generally extend for a term of up to one year and are fully collateralized.  For each guarantee issued, if the customer defaults on a payment to the third-party, the Company would have to perform under the guarantee.  The unamortized fee on standby letters of credit approximates their fair value; such fees were insignificant at December 31, 2015, and at December 31, 2014.  The Company maintains an allowance for estimated losses on commitments to extend credit in other liabilities.  At December 31, 2015 and 2014, the allowance was $318,000 and $472,000, respectively, and changes to the allowance are recorded as a component of other non-interest expense.

At December 31, 2015, the Company was obligated under non-cancelable operating leases and capitalized leases on property used for banking purposes.  Most leases contain escalation clauses and renewal options which provide for increased rentals as well as for increases in certain property costs including real estate taxes, common area maintenance, and insurance.

The projected minimum annual rental payments and receipts under the capitalized leases and operating leases,  are as follows (in thousands):

	Rental Payments Capitalized Leases	Rental Payments Operating Leases
Year ending December 31:
2016	$247	$4,294
2017	254	4,185
2018	262	3,805
2019	44	3,463
2020	—	3,452
Thereafter	—	26,645
Total minimum lease payments	$807	$45,844

Net rental expense included in occupancy expense was approximately $4.6 million, $4.3 million,  and $4.2 million for the years ended December 31, 2015, 2014, and 2013, respectively.

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

(12)	Regulatory Requirements

Federal regulations require federally insured depository institutions to meet several minimum capital standards: a common equity Tier 1 capital to risk-based assets ratio of 4.5%, a Tier 1 capital to risk-based assets ratio of 6.0%, a total capital to risk-based assets of 8.0%, and a 4.0% Tier 1 capital to total assets leverage ratio. These capital requirements were effective

NORTHFIELD BANCORP, INC.  AND SUBSIDIARIES
Notes to Consolidated Financial Statements - (Continued)

January 1, 2015, and are the result of a final rule implementing recommendations of the Basel Committee on Banking Supervision and certain requirements of the Dodd-Frank Act.

Under  prompt corrective action regulations, the OCC is required to take certain supervisory actions (and may take additional discretionary actions) with respect to an undercapitalized institution.  Such actions could have a direct material effect on the institution’s financial statements.  The regulations establish a framework for the classification of savings institutions into five categories: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized.  Generally, an institution is considered well capitalized if it has a leverage (Tier 1) ratio of 5.0% or greater, a common equity Tier 1 ratio of 6.5% or greater, a Tier 1 risk-based capital ratio of 8.0% or greater, and a total risk-based capital ratio of 10.0% or greater.

The foregoing capital ratios are based in part on specific quantitative measures of assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices.  Capital amounts and classifications also are subject to qualitative judgments by the regulators about capital components, risk weighting, and other factors.

On January 1, 2015, a final rule issued by the federal bank regulatory agencies became effective which revised their leverage and risk-based capital requirements and the method for calculating risk-weighted assets to make them consistent with agreements that were reached by the Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Act.  Among other things, the new rule establishes a new common equity Tier 1 minimum capital requirement (4.5% of risk-weighted assets), increases the minimum Tier 1 capital to risk-based assets requirement (from 4% to 6% of risk-weighted assets) and assigns a higher risk weight (150%) to exposures that are more than 90 days past due or are on non-accrual status, and to certain commercial real estate facilities that finance the acquisition, development, or construction of real property.  The final rule also requires unrealized gains and losses on certain “available-for-sale” securities holdings to be included for purposes of calculating regulatory capital requirements unless a one-time opt-in or opt-out election is exercised.  The rule limits a banking organization's capital distributions and certain discretionary bonus payments if the banking organization does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets in addition to the amount necessary to meet its minimum risk-based capital requirements. The capital conservation buffer requirement will be phased in beginning January 1, 2016, and ending January 1, 2019, when the full capital conservation buffer requirement will be effective.
The final rule also implemented consolidated capital requirements for savings and loan holding companies, such as the Company, effective January 1, 2015.

Management believes that as of December 31, 2015, and December 31, 2014, the Bank exceeded all capital adequacy requirements to which it is subject. Further, the most recent OCC notification categorized the Bank as a well-capitalized institution under the prompt corrective action regulations. There have been no conditions or events since that notification that management believes have changed the Bank's classification.

The following is a summary of Northfield Bank’s regulatory capital amounts and ratios compared to the regulatory requirements as of December 31, 2015 and 2014, for classification as a well-capitalized institution and minimum capital (dollars in thousands):

					For Well
			For Capital		Capitalized
			Adequacy		Under Prompt Corrective
	Actual		Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2015:
Common Equity Tier 1 Capital (to risk-weighted assets)	$498,067	20.19%	$111,025	4.50%	$160,369	6.50%
Tier 1 Leverage	498,067	15.72	126,744	4.00	158,429	5.00
Tier I capital (to risk-weighted assets)	498,067	20.19	148,033	6.00	197,378	8.00
Total capital (to risk-weighted assets)	523,223	21.21	197,378	8.00	246,722	10.00

As of December 31, 2014:
Tangible capital to tangible assets	$494,131	16.46%	$45,036	1.50%	NA	NA
Tier I capital (core) (to adjusted total assets)	494,131	16.46	120,096	4.00	150,119	5.00
Total capital (to risk-weighted assets)	520,875	22.95	181,585	8.00	226,982	10.00

NORTHFIELD BANCORP, INC.  AND SUBSIDIARIES
Notes to Consolidated Financial Statements - (Continued)

The following is a summary of the Company's regulatory capital amounts and ratios compared to the regulatory requirements as of December 31, 2015 for classification as a well-capitalized institution and minimum capital (dollars in thousands). The Company was not subject to such capital requirements at December 31, 2014. As of December 31, 2015, the Company exceeded all capital requirements to which it is subject.

					For Well
			For Capital		Capitalized
			Adequacy		Under Prompt Corrective
	Actual		Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2015:
Common Equity Tier 1 Capital (to risk-weighted assets)	$546,564	22.15%	$111,025	4.50%	$160,369	6.50%
Tier 1 Leverage	546,564	17.25	126,764	4.00	158,455	5.00
Tier I capital (to risk-weighted assets)	546,564	22.15	148,033	6.00	197,378	8.00
Total capital (to risk-weighted assets)	571,720	23.17	197,378	8.00	246,722	10.00

(13)	Fair Value of Measurement

The following table presents the assets reported on the consolidated balance sheet at their estimated fair value as of December 31, 2015 and 2014, by level within the Fair Value Measurements and Disclosures Topic of the FASB Accounting Standards Codification.  Financial assets and liabilities are classified in their entirety based on the level of input that is significant to the fair value measurement.  The fair value hierarchy is as follows:

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

NORTHFIELD BANCORP, INC.  AND SUBSIDIARIES
Notes to Consolidated Financial Statements - (Continued)

The following tables summarize financial assets and financial liabilities measured at fair value as of December 31, 2015 and 2014, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands):

	Fair Value Measurements at December 31, 2015 Using:
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Measured on a recurring basis:
Assets:
Investment securities:
Available-for-sale:
Mortgage-backed securities
GSE	$529,524	$—	$529,524	$—
Non-GSE	579	—	579	—
Other securities
Corporate bonds	11,011	—	11,011	—
Equities	481	481	—	—
Total available-for-sale	541,595	481	541,114	—
Trading securities	6,713	6,713	—	—
Total	$548,308	$7,194	$541,114	$—
Measured on a non-recurring basis:
Assets:
Impaired loans:
Real estate loans:
Commercial real estate	$9,091	$—	$—	$9,091
One-to-four family residential mortgage	2,873	—	—	2,873
Multifamily	1,288	—	—	1,288
Home equity and lines of credit	303	—	—	303
Total impaired real estate loans	13,555	—	—	13,555
Commercial and industrial loans	25	—	—	25
Other real estate owned	45	—	—	45
Total	$13,625	$—	$—	$13,625

NORTHFIELD BANCORP, INC.  AND SUBSIDIARIES
Notes to Consolidated Financial Statements - (Continued)

	Fair Value Measurements at December 31, 2014 Using:
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Measured on a recurring basis:
Assets:
Investment securities:
Available-for-sale:
Mortgage-backed securities
GSE	$699,790	$—	$699,790	$—
Non-GSE	1,026	—	1,026	—
Other securities
Corporate bonds	70,013	—	70,013	—
Equities	410	410	—	—
Total available-for-sale	771,239	410	770,829	—
Trading securities	6,422	6,422	—	—
Total	$777,661	$6,832	$770,829	$—
Measured on a non-recurring basis:
Assets:
Impaired loans:
Real estate loans:
Commercial real estate	$17,438	$—	$—	$17,438
One-to-four family residential mortgage	672	—	—	672
Multifamily	1,513	—	—	1,513
Home equity and lines of credit	278	—	—	278
Total impaired real estate loans	19,901	—	—	19,901
Commercial and industrial loans	440	—	—	440
Other real estate owned	752	—	—	752
Total	$21,093	$—	$—	$21,093

The following table presents qualitative information for Level 3 assets measured at fair value on a non-recurring basis at December 31, 2015:

	Fair Value	Valuation Methodology	Unobservable Inputs	Range of Inputs
	(in thousands)
Impaired loans	$13,580	Appraisals	Discount for costs to sell	7.0%
			Discount for quick sale	10.0%
		Discounted cash flows	Interest rates	4.75% - 7.5%
Other real estate owned	$45	Appraisals	Discount for costs to sell	7.0%

The following table presents qualitative information for Level 3 assets measured at fair value on a non-recurring basis at December 31, 2014:

	Fair Value	Valuation Methodology	Unobservable Inputs	Range of Inputs
	(in thousands)
Impaired loans	$20,341	Appraisals	Discount for costs to sell	7.0%
			Discount for quick sale	10.0% - 40.0%
		Discounted cash flows	Interest rates	4.6% - 7.5%
Other real estate owned	$752	Appraisals	Discount for costs to sell	7.0%

NORTHFIELD BANCORP, INC.  AND SUBSIDIARIES
Notes to Consolidated Financial Statements - (Continued)

Available-for-Sale Securities: The estimated fair values for mortgage-backed securities, GSE bonds, and corporate securities are obtained from a nationally recognized third-party pricing service.  The estimated fair values are derived primarily from cash flow models, which include assumptions for interest rates, credit losses, and prepayment speeds.  Broker/dealer quotes are utilized as well when such quotes are available and deemed representative of the market.  The significant inputs utilized in the cash flow models are based on market data obtained from sources independent of the Company (observable inputs,) and are therefore classified as Level 2 within the fair value hierarchy.  The estimated fair value of equity securities classified as Level 1, are derived from quoted market prices in active markets.  Equity securities consist primarily of money market mutual funds.  There were no transfers of securities between Level 1 and Level 2 during the year ended December 31, 2015.

Trading Securities: Fair values are derived from quoted market prices in active markets.  The assets consist of publicly traded mutual funds.

Impaired Loans: At December 31, 2015, and December 31, 2014, the Company had originated impaired loans held-for-investment with outstanding principal balances of $17.0 million and $23.7 million that were recorded at their estimated fair value of $13.6 million and $20.3 million, respectively. The Company recorded a net decline in the specific reserve for impaired loans of $725,000 and a net increase of $123,000 for the years ended December 31, 2015 and 2014, respectively, and net charge-offs of $1.9 million and $390,000 for the years ended December 31, 2015 and 2014, respectively, utilizing Level 3 inputs.  For purposes of estimating fair value of impaired loans, management utilizes independent appraisals, if the loan is collateral dependent, adjusted downward by management, as necessary, for changes in relevant valuation factors subsequent to the appraisal date, or the present value of expected future cash flows for non-collateral dependent loans and troubled debt restructurings.

Other Real Estate Owned:  At December 31, 2015 and 2014, the Company had assets acquired through foreclosure of $45,000 and $752,000, respectively, recorded at estimated fair value, less estimated selling costs when acquired, thus establishing a new cost basis.  Estimated fair value is generally based on independent appraisals.  These appraisals include adjustments to comparable assets based on the appraisers’ market knowledge and experience, and are considered Level 3 inputs.  When an asset is acquired, the excess of the loan balance over fair value, less estimated selling costs, is charged to the allowance for loan losses.  If the estimated fair value of the asset declines, a write-down is recorded through non-interest expense.  The valuation of foreclosed assets is subjective in nature and may be adjusted in the future because of changes in the economic conditions.

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

NORTHFIELD BANCORP, INC.  AND SUBSIDIARIES
Notes to Consolidated Financial Statements - (Continued)

assumptions used in these models typically include assumptions for interest rates, credit losses, and prepayments, utilizing market observable data where available.

(c)	Federal Home Loan Bank of New York Stock

The fair value for FHLB of New York stock is its carrying value, since this is the amount for which it could be redeemed and there is no active market for this stock.

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

NORTHFIELD BANCORP, INC.  AND SUBSIDIARIES
Notes to Consolidated Financial Statements - (Continued)

The estimated fair values of the Company’s significant financial instruments at December 31, 2015 and 2014, are presented in the following table (in thousands):

	December 31, 2015
		Estimated Fair Value
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$51,853	$51,853	$—	$—	$51,853
Trading securities	6,713	6,713	—	—	6,713
Securities available-for-sale	541,595	481	541,114	—	541,595
Securities held-to-maturity	10,346	—	10,369	—	10,369
FHLB of New York stock, at cost	25,803	—	25,803	—	25,803
Net loans held-for-investment	2,348,945	—	—	2,375,028	2,375,028
Financial liabilities:
Deposits	$2,052,929	$—	$2,058,894	$—	$2,058,894
Repurchase agreements and other borrowings	558,129	—	557,537	—	557,537
Advance payments by borrowers	10,862	—	10,862	—	10,862

	December 31, 2014
		Estimated Fair Value
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$76,709	$76,709	$—	$—	$76,709
Trading securities	6,422	6,422	—	—	6,422
Securities available-for-sale	771,239	410	770,829	—	771,239
Securities held-to-maturity	3,609	—	3,691	—	3,691
FHLB of New York stock, at cost	29,219	—	29,219	—	29,219
Net loans held-for-investment	1,942,995	—	—	1,949,511	1,949,511
Financial liabilities:
Deposits	$1,620,665	$—	$1,622,536	$—	$1,622,536
Repurchase agreements and other borrowings	778,658	—	781,196	—	781,196
Advance payments by borrowers	7,792	—	7,792	—	7,792

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

NORTHFIELD BANCORP, INC.  AND SUBSIDIARIES
Notes to Consolidated Financial Statements - (Continued)

(14)	Stock Repurchase Program

All of the Company's share repurchase programs, noted below, permit shares to be repurchased in open market or private transactions, through block trades, and pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities and Exchange Commission. The number of shares remaining to be purchased is calculated utilizing the remaining approved repurchase amount divided by the closing price of the stock on that day. There were no shares remaining to be purchased at December 31, 2015. The number of shares remaining to be purchased at December 31, 2014 was 2,175,785, based on the remaining approved repurchase amount of $32.2 million divided by the closing price of stock on that day.

On May 27, 2015, the Company’s Board of Directors authorized an increase to its stock repurchase plan in the amount of up to $15.0 million.

During 2014, the Company's Board of Directors authorized the repurchase of up to $170.0 million of the Company's common stock.

(15)	Earnings Per Share

The following is a summary of the Company’s earnings per share calculations and reconciliation of basic to diluted earnings per share for the periods indicated (in thousands, except share data):

	December 31,
	2015	2014	2013
Net income available to common stockholders	$19,531	$20,266	$19,147

Weighted average shares outstanding-basic	42,285,712	49,006,129	54,637,680
Effect of non-vested restricted stock and stock options outstanding	1,192,769	1,026,130	922,629
Weighted average shares outstanding-diluted	43,478,481	50,032,259	55,560,309
Earnings per share-basic	$0.46	$0.41	$0.35
Earnings per share-diluted	$0.45	$0.41	$0.34
Anti-dilutive shares	2,679,507	1,471,303	—

NORTHFIELD BANCORP, INC.  AND SUBSIDIARIES
Notes to Consolidated Financial Statements - (Continued)

(16)	Parent-only Financial Information

The following condensed parent company only financial information reflects Northfield Bancorp, Inc.’s investment in its wholly-owned consolidated subsidiary, Northfield Bank, using the equity method of accounting.

Northfield Bancorp, Inc.
Condensed Balance Sheets

	December 31,
	2015	2014
	(in thousands)
Assets
Cash in Northfield Bank	$22,504	$53,681
Interest-earning deposits in other financial institutions	21	2,636
Investment in Northfield Bank	511,283	509,809
ESOP loan receivable	26,012	26,934
Other assets	516	1,048
Total assets	$560,336	$594,108
Liabilities and Stockholders' Equity
Total liabilities	$557	$180
Total stockholders' equity	559,779	593,928
Total liabilities and stockholders' equity	$560,336	$594,108

Northfield Bancorp, Inc.
 Condensed Statements of Comprehensive Income (Loss)

	Years Ended
	December 31,
	2015	2014	2013
	(in thousands)
Interest on ESOP loan	$875	$903	$904
Interest income on deposit in Northfield Bank	51	251	286
Interest income on corporate bonds	—	—	13
Gain on securities transactions, net	(4)	(2)	—
Undistributed earnings of Northfield Bank	19,718	20,331	19,157
Total income	20,640	21,483	20,360
Other expenses	891	956	1,188
Income tax expense	218	261	25
Total expense	1,109	1,217	1,213
Net income	$19,531	$20,266	$19,147
Comprehensive income (loss):
Net income	$19,531	$20,266	$19,147
Other comprehensive (loss) income, net of tax	(2,221)	3,885	(22,881)
Comprehensive income (loss)	$17,310	$24,151	$(3,734)

NORTHFIELD BANCORP, INC.  AND SUBSIDIARIES
Notes to Consolidated Financial Statements - (Continued)

Northfield Bancorp, Inc.
 Condensed Statements of Cash Flows

	December 31,
	2015	2014	2013
	(in thousands)
Cash flows from operating activities
Net income	$19,531	$20,266	$19,147
Adjustments to reconcile net income to net cash provided by operating activities:
Decrease in accrued interest receivable	—	—	94
Decrease in due to Northfield Bank	—	—	(541)
(Increase) decrease in other assets	(453)	(969)	1,271
Increase (decrease) in other liabilities	377	(362)	(556)
Undistributed earnings of Northfield Bank	(19,718)	(20,329)	(19,157)
Net cash (used in) provided by operating activities	(263)	(1,394)	258
Cash flows from investing activities
Additional investment in Northfield Bank	—	—	(172,299)
Dividends from Northfield Bank	25,900	66,274	—
Maturities of corporate bonds	—	—	5,173
Loan to ESOP	—	—	(14,224)
Net cash provided by (used in) investing activities	25,900	66,274	(181,350)
Cash flows from financing activities
Proceeds from sale of common stock	—	—	344,202
Principal payments on ESOP loan receivable	922	865	950
Purchase of treasury stock	(48,446)	(138,702)	(3,628)
Dividends paid	(12,184)	(12,884)	(26,859)
Merger of Northfield Bancorp, MHC	—	—	124
Exercise of stock options	158	212	21
Additional tax benefit on stock awards	122	390	296
Net cash (used in) provided by financing activities	(59,428)	(150,119)	315,106
Net (decrease) increase in cash and cash equivalents	(33,791)	(85,239)	134,014
Cash and cash equivalents at beginning of year	56,316	141,555	7,541
Cash and cash equivalents at end of year	$22,525	$56,316	$141,555

NORTHFIELD BANCORP, INC.  AND SUBSIDIARIES
Notes to Consolidated Financial Statements - (Continued)

(17)        Selected Quarterly Financial Data (Unaudited)

The following tables are a summary of certain quarterly financial data for the years ended December 31, 2015 and 2014:

	2015 Quarter Ended
	March 31	June 30	September 30	December 31
	(Dollars in thousands, except per share data)
Selected Operating Data:
Interest income	$24,753	$25,037	$25,570	26,398
Interest expense	4,769	4,752	4,997	5,170
Net interest income	19,984	20,285	20,573	21,228
Provision (recoveries) for loan losses	200	72	200	(119)
Net interest income after provision for loan losses	19,784	20,213	20,373	21,347
Other income	2,104	2,006	1,666	2,122
Other expenses	14,300	14,514	14,847	14,448
Income before income tax expense	7,588	7,705	7,192	9,021
Income tax expense	2,586	3,410	2,515	3,464
Net income	$5,002	$4,295	$4,677	$5,557
Net income per basic common share	$0.11	$0.10	$0.11	$0.13
Net income per diluted common share	$0.11	$0.10	$0.11	$0.13
	2014 Quarter Ended
	March 31	June 30	September 30	December 31
	(Dollars in thousands, except per share data)
Selected Operating Data:
Interest income	$22,764	$22,151	$22,707	$24,079
Interest expense	3,649	3,631	3,737	4,335
Net interest income	19,115	18,520	18,970	19,744
Provision (recoveries) for loan losses	417	(146)	317	57
Net interest income after provision for loan losses	18,698	18,666	18,653	19,687
Other income	2,172	2,387	1,840	2,061
Other expenses	12,063	12,698	13,268	14,013
Income before income tax expense	8,807	8,355	7,225	7,735
Income tax expense	3,588	2,915	2,496	2,857
Net income	$5,219	$5,440	$4,729	$4,878
Net income per basic common share	$0.10	$0.11	$0.10	$0.11
Net income per diluted common share	$0.10	$0.11	$0.10	$0.11

(18)	Subsequent Event

On January 8, 2016, the Company completed its acquisition of Hopewell Valley Community Bank (Hopewell Valley). Total consideration paid for Hopewell Valley was $55.4 million, consisting of $13.7 million in cash and 2,707,381 shares of common stock valued at $41.7 million based upon the $15.41 per share closing price of Northfield Bancorp, Inc.'s common stock on January 8, 2016. At December 31, 2015, Hopewell Valley had approximately $508.3 million in assets and operated nine branches in Hunterdon and Mercer counties in New Jersey.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

John W. Alexander, our Chairman and Chief Executive Officer, and William R. Jacobs, our Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) or (the Exchange Act) as of December 31, 2015.  Based upon their evaluation, they each found that our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fourth quarter of 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting and we identified no material weaknesses requiring corrective action with respect to those controls.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015.  In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013).  Based on our assessment we believe that, as of December 31, 2015, the Company’s internal control over financial reporting is effective based on those criteria.

The Company’s independent registered public accounting firm that audited the consolidated financial statements has issued an audit report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015, and it is included in Item 8, under Part II of this Annual Report on Form 10-K.  This report appears on page 67 of this document.

ITEM 9B.	OTHER INFORMATION

None

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The sections of the Company’s definitive proxy statement for the Company’s 2016 Annual Meeting of the Stockholders (the 2016 Proxy Statement) entitled “Proposal I-Election of Directors,” “Other Information-Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance and Board Matters - Codes of Conduct and Ethics,” “Stockholder Communications,” and “Board of Directors, Leadership Structure, Role in Risk Oversight, Meetings and Standing Committees-Audit Committee” are incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The sections of the Company’s 2016 Proxy Statement entitled “Corporate Governance and Board Matters-Director Compensation” and “Executive Compensation” are incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The sections of the Company’s 2016 Proxy Statement entitled “Voting Securities and Principal Holders Thereof”, “Corporate Governance and Board Matters – Equity Compensation Plans Approved by Stockholders” and “Proposal I-Election of Directors” are incorporated herein by reference.

Set forth below is information as of December 31, 2015, with respect to compensation plans (other than our employee stock ownership plan) under which equity securities of the Company are authorized for issuance:

	Equity Compensation Plan Information
	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights(1)	Number of Securities Remaining Available for Future Issuance Under Stock-Based Compensation Plans (Excluding Securities Reflected in First Column)
Equity compensation plans approved by security holders	6,011,861	$10.93	309,739
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	6,011,861	$10.93	309,739
(1) Represents the weighted average exercise price of outstanding options at December 31, 2015.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The section of the Company’s 2016 Proxy Statement entitled “Corporate Governance and Board Matters-Transactions with Certain Related Persons” is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The sections of the Company’s 2016 Proxy Statement entitled “Audit-Related Matters-Policy for Approval of Audit and Permitted Non-audit Services” and “Auditor Fees and Services” are incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)  Financial Statements

The following documents are filed as part of this Form 10-K.

(A) Reports of Independent Registered Public Accounting Firm
(B) Consolidated Balance Sheets - at December 31, 2015, and 2014
(C) Consolidated Statements of Comprehensive Income (Loss) - Years ended December 31, 2015, 2014, and 2013
(D) Consolidated Statements of Changes in Stockholders’ Equity - Years ended December 31, 2015, 2014, and 2013
(E) Consolidated Statements of Cash Flows - Years ended December 31, 2015, 2014, and 2013
(F) Notes to Consolidated Financial Statements.

(a)(2)	Exhibits

3.1	Certificate of Incorporation of Northfield Bancorp, Inc. (4)
3.2	Bylaws of Northfield Bancorp, Inc. (4)
4	Form of Common Stock Certificate of Northfield Bancorp, Inc.(4)
10.1	Amended Employment Agreement with Kenneth J. Doherty (10) †
10.2	Amended Employment Agreement with Steven M. Klein (10) †
10.3	Supplemental Executive Retirement Agreement with Albert J. Regen (1) †
10.4	Northfield Bank 2015 Management Cash Incentive Compensation Plan (10) †
10.5	Short Term Disability and Long Term Disability for Senior Management (1) †
10.6	Northfield Bank Non-Qualified Deferred Compensation Plan (3) †
10.7	Northfield Bank Non-Qualified Supplemental Employee Stock Ownership Plan (3) †
10.8	Amended Employment Agreement with John W. Alexander (2) †
10.9	Amended Employment Agreement with Michael J. Widmer (2) †
10.10	Amendment to Northfield Bank Non-Qualified Deferred Compensation Plan (6) †
10.11	Amendment to Northfield Bank Non-Qualified Supplemental Employee Stock Ownership
Plan (6) †
10.12	Northfield Bancorp, Inc. 2008 Equity Incentive Plan (5) †
10.13	Form of Director Non-Statutory Stock Option Award Agreement under the 2008 Equity Incentive
Plan (6) †
10.14	Form of Director Restricted Stock Award Agreement under the 2008 Equity Incentive Plan (6) †
10.15	Form of Employee Non-Statutory Stock Option Award Agreement under the 2008 Equity
Incentive Plan (6) †
10.16	Form of Employee Incentive Stock Option Award Agreement under the 2008 Equity Incentive
Plan (6) †
10.17	Form of Employee Restricted Stock Award Agreement under the 2008 Equity Incentive
Plan (6) †
10.18	Northfield Bancorp, Inc. Management Cash Incentive Plan (7) †
10.19	Group Term Replacement Plan (9) †
10.20	Intentionally omitted
10.21	Amended Employment Agreement with William R. Jacobs (10) †
10.22	Northfield Bancorp, Inc. 2014 Equity Incentive Plan (12) †
10.23	Form of Employee Stock Option Award Agreement under the 2014 Equity Incentive Plan with the Exception of John W. Alexander and Steven M. Klein (13) †
10.24	Form of Employee Stock Option Award Agreement under the 2014 Equity Incentive Plan with John W. Alexander and Steven M. Klein (13) †
10.25	Form of Director Non-Statutory Stock Option Award Agreement under the 2014 Equity Incentive Plan (13) †
10.26	Form of Employee Restricted Stock Award Agreement under the 2014 Equity Incentive Plan with the exception of John W. Alexander and Steven M. Klein (13) †

10.27	Form of Employee Restricted Stock Award Agreement under the 2014 Equity Incentive Plan with John W. Alexander and Steven M. Klein (13) †
10.28	Form of Director Restricted Stock Award Agreement under the 2014 Equity Incentive Plan (13) †
10.29	Form of amendment to restricted stock award and stock option agreements to participants of the 2014 Equity Incentive Plan (2) †
10.30	Form of Employee Stock Option Award Agreement under the 2014 Equity Incentive Plan with the Exception of John W. Alexander and Steven M. Klein (14) †
10.31	Form of Employee Stock Option Award Agreement under the 2014 Equity Incentive Plan with John W. Alexander and Steven M. Klein (14) †
10.32	Form of Director Non-Statutory Stock Option Award Agreement under the 2014 Equity Incentive Plan (14) †
10.33	Form of Employee Restricted Stock Award Agreement under the 2014 Equity Incentive Plan with the exception of John W. Alexander and Steven M. Klein (14) †
10.34	Form of Employee Restricted Stock Award Agreement under the 2014 Equity Incentive Plan with John W. Alexander and Steven M. Klein (14) †
10.35	Form of Director Restricted Stock Award Agreement under the 2014 Equity Incentive Plan (14) †
10.36	Consulting Agreement between Northfield Bank and Patrick L. Ryan (15) †
10.37	Northfield Bancorp, Inc. 2016 Management Cash Incentive Plan, Amended January 27, 2016 †*
10.38	Form of Amendment to Employment Agreement effective January 1, 2016, with John W. Alexander, Steven M. Klein, Kenneth J. Doherty, William R. Jacobs, and Michael J. Widmer †*
21	Subsidiaries of Registrant (1)
23	Consent of KPMG LLP *
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101
The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Changes in Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements.

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

(13)	Incorporated by reference to Northfield Bancorp Inc.’s Quarterly Report on Form 10-Q, dated June 30, 2014, filed with the Securities and Exchange Commission on August 11, 2014 (File Number 001-35791).

(14)	Incorporated by reference to Northfield Bancorp Inc.’s Quarterly Report on Form 10-Q, dated June 30, 2015, filed with the Securities and Exchange Commission on August 10, 2015 (File Number 001-35791).

(15)	Incorporated by reference to Northfield Bancorp Inc.’s Registration Statement on Form S-4/A, filed with the Securities and Exchange Commission on October 23, 2015 (File Number 333-207291)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTHFIELD BANCORP, INC.

Date:	March 15, 2016	By:	/s/ John W. Alexander
John W. Alexander
Chairman and Chief Executive Officer
(Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date
/s/ John W. Alexander	Chairman and Chief Executive Officer (Principal Executive Officer)	March 15, 2016
John W. Alexander

/s/ William R. Jacobs	Chief Financial Officer (Principal Financial and Accounting Officer)	March 15, 2016
William R. Jacobs

/s/ John R. Bowen	Director	March 15, 2016
John R. Bowen

/s/ Annette Catino	Director	March 15, 2016
Annette Catino

/s/ Gil Chapman	Director	March 15, 2016
Gil Chapman

/s/ John P. Connors, Jr	Director	March 15, 2016
John P. Connors, Jr.

/s/ John J. DePierro	Director	March 15, 2016
John J. DePierro

/s/ Timothy C. Harrison	Director	March 15, 2016
Timothy C. Harrison

/s/ Karen J. Kessler	Director	March 15, 2016
Karen J. Kessler

/s/ Steven M. Klein	Director	March 15, 2016
Steven M. Klein

/s/ Susan Lamberti	Director	March 15, 2016
Susan Lamberti

/s/ Patrick L. Ryan	Director	March 15, 2016
Patrick Ryan

/s/ Frank P. Patafio	Director	March 15, 2016
Frank P. Patafio

/s/ Patrick E. Scura, Jr.	Director	March 15, 2016
Patrick E. Scura, Jr.