Form 10-Q
period 2016-03-31
Northfield Bancorp, Inc.
filed 2016-05-10
CIK 1493225

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON,  D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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
48,362,056 shares of Common Stock, par value $0.01 per share, were issued and outstanding as of April 30, 2016.

NORTHFIELD BANCORP, INC.
Form 10-Q Quarterly Report

PART I
ITEM1.        FINANCIAL STATEMENTS
NORTHFIELD BANCORP, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited) (In thousands, except share amounts)

	March 31, 2016	December 31, 2015
ASSETS:
Cash and due from banks	$18,732	$15,324
Interest-bearing deposits in other financial institutions	95,921	36,529
Total cash and cash equivalents	114,653	51,853
Trading securities	7,113	6,713
Securities available-for-sale, at estimated fair value
(encumbered $17,502 at March 31, 2016 and $65,051 at December 31, 2015)	544,927	541,595
Securities held-to-maturity, at amortized cost	10,298	10,346
(estimated fair value of $10,456 at March 31, 2016, and $10,369 at December 31, 2015) (encumbered of $4,737 at March 31, 2016, and $5,619 at December 31, 2015)
Originated loans held-for-investment, net	1,964,473	1,931,585
Loans acquired	730,764	409,015
Purchased credit-impaired (PCI) loans held-for-investment	37,647	33,115
Loans held-for-investment, net	2,732,884	2,373,715
Allowance for loan losses	(24,378)	(24,770)
Net loans held-for-investment	2,708,506	2,348,945
Accrued interest receivable	9,227	8,263
Bank owned life insurance	145,040	132,782
Federal Home Loan Bank of New York stock, at cost	24,929	25,803
Premises and equipment, net	28,845	23,643
Goodwill	38,381	16,159
Other real estate owned	45	45
Other assets	40,652	36,437
Total assets	$3,672,616	$3,202,584

LIABILITIES AND STOCKHOLDERS’ EQUITY:
LIABILITIES:
Deposits	$2,543,765	$2,052,929
Securities sold under agreements to repurchase	12,000	63,000
Federal Home Loan Bank advances and other borrowings	467,186	495,129
Advance payments by borrowers for taxes and insurance	12,966	10,862
Accrued expenses and other liabilities	27,964	20,885
Total liabilities	3,063,881	2,642,805

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value; 25,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value: 150,000,000 shares authorized, 60,933,707 and 58,226,326 shares
issued at March 31, 2016, and December 31, 2015, respectively, 48,362,056 and 45,565,540 outstanding at March 31, 2016, and December 31, 2015, respectively	609	582
Additional paid-in-capital	544,354	501,540
Unallocated common stock held by employee stock ownership plan	(24,406)	(24,664)
Retained earnings	256,655	256,170
Accumulated other comprehensive loss	1,345	(2,986)
Treasury stock at cost; 12,571,651 and 12,660,786 shares at March 31, 2016, and December 31, 2015, respectively	(169,822)	(170,863)
Total stockholders’ equity	608,735	559,779
Total liabilities and stockholders’ equity	$3,672,616	$3,202,584

See accompanying notes to unaudited consolidated financial statements.

NORTHFIELD BANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited) (In thousands, except per share data)

	Three Months Ended March 31,
	2016	2015
Interest income:
Loans	$26,888	$20,666
Mortgage-backed securities	2,769	3,577
Other securities	173	134
Federal Home Loan Bank of New York dividends	277	343
Deposits in other financial institutions	62	33
Total interest income	30,169	24,753
Interest expense:
Deposits	3,424	2,074
Borrowings	2,017	2,695
Total interest expense	5,441	4,769
Net interest income	24,728	19,984
(Recovery)/provision for loan losses	(131)	200
Net interest income after provision for loan losses	24,859	19,784
Non-interest income:
Fees and service charges for customer services	1,198	925
Income on bank owned life insurance	989	941
Gains on securities transactions, net	2	61
Other	40	177
Total non-interest income	2,229	2,104
Non-interest expense:
Compensation and employee benefits	11,699	7,557
Occupancy	3,062	2,613
Furniture and equipment	354	381
Data processing	1,859	977
Professional fees	1,241	574
FDIC insurance	475	389
Other	2,809	1,809
Total non-interest expense	21,499	14,300
Income before income tax expense	5,589	7,588
Income tax expense	1,929	2,586
Net income	$3,660	$5,002
Net income per common share:
Basic	$0.08	$0.11
Diluted	$0.08	$0.11

See accompanying notes to unaudited consolidated financial statements.

NORTHFIELD BANCORP, INC. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME - (Continued) (Unaudited) (In thousands)
	Three Months Ended March 31,
	2016	2015
Net Income	$3,660	$5,002
Other comprehensive income:
Unrealized gains on securities:
Net unrealized holding gains on securities	7,277	4,619
Less: reclassification adjustment for net gains included in net income (included in gains on securities transactions, net)	(51)	—
Net unrealized gains	7,226	4,619
Other comprehensive income, before tax	7,226	4,619
Income tax expense related to net unrealized holding gains on securities	(2,915)	(1,846)
Income tax expense related to reclassification adjustment for gains included in net income	20	—
Other comprehensive income, net of tax	4,331	2,773
Comprehensive income	$7,991	$7,775

See accompanying notes to unaudited consolidated financial statements.

NORTHFIELD BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Three Months Ended March 31, 2016 and 2015
(Unaudited) (In thousands, except share data)

	Common Stock
	Shares Outstanding	Par Value	Additional Paid-in Capital	Unallocated Common Stock Held by the Employee Stock Ownership Plan	Retained Earnings	Accumulated Other Comprehensive Income (loss) Net of tax	Treasury Stock	Total Stockholders' Equity
Balance at December 31, 2014	48,402,083	$582	$499,606	$(25,782)	$248,908	$(765)	$(128,621)	$593,928
Net income					5,002			5,002
Other comprehensive income, net of tax						2,773		2,773
ESOP shares allocated or committed to be released			203	263				466
Stock compensation expense			944					944
Additional tax benefit on equity awards			2					2
Forfeitures of restricted stock	(12,000)		159				(159)	—
Exercise of stock options	48,998		(338)		(66)		533	129
Cash dividends declared ($0.07 per common share)					(3,151)			(3,151)
Treasury stock (average cost of $14.46 per share)	(1,206,202)						(17,462)	$(17,462)
Balance at March 31, 2015	47,232,879	$582	$500,576	$(25,519)	$250,693	$2,008	$(145,709)	$582,631

Balance at December 31, 2015	45,565,540	$582	$501,540	$(24,664)	$256,170	$(2,986)	$(170,863)	$559,779
Net income					3,660			3,660
Other comprehensive income, net of tax						4,331		4,331
Acquisition of Hopewell Valley Community Bank	2,707,381	27	41,694					41,721
ESOP shares allocated or committed to be released			232	258				490
Stock compensation expense			2,224					2,224
Additional tax benefit on equity awards			695					695
Exercise of stock options, net	148,548		(2,031)				2,031	—
Cash dividends declared ($0.07 per common share)					(3,175)			(3,175)
Treasury stock (average cost of $16.20 per share)	(59,413)						(990)	(990)
Balance at March 31, 2016	48,362,056	$609	$544,354	$(24,406)	$256,655	$1,345	$(169,822)	$608,735

See accompanying notes to unaudited consolidated financial statements.

NORTHFIELD BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (In thousands)

	Three Months Ended March 31,
	2016	2015
Cash flows from operating activities:
Net income	$3,660	$5,002
Adjustments to reconcile net income to net cash provided by operating activities:
(Recovery) provision for loan losses	(131)	200
ESOP and stock compensation expense	2,714	1,410
Depreciation	885	870
Amortization of premiums, and deferred loan costs, net of (accretion) of discounts, and deferred loan fees	526	462
Amortization intangible assets	114	100
Income on bank owned life insurance	(989)	(941)
Gain on securities transactions, net	(2)	(61)
Gain on sale of other real estate owned, net	—	(129)
Net purchases of trading securities	(449)	(265)
Decrease in accrued interest receivable	488	69
Decrease in other assets	158	3,815
Decrease in accrued expenses and other liabilities	(1,239)	(395)
Net cash provided by operating activities	5,735	10,137
Cash flows from investing activities:
Net increase in loans receivable	(17,233)	(62,400)
Redemptions of Federal Home Loan Bank of New York stock, net	1,350	563
Purchases of securities available-for-sale	—	—
Principal payments and maturities on securities available-for-sale	38,559	46,935
Principal payments and maturities on securities held-to-maturity	44	599
Proceeds from sale of securities available-for-sale	26,916	—
Proceeds from sale of other real estate owned	—	279
Purchases and improvements of premises and equipment	(161)	(586)
Net cash acquired in business combination	55,479	—
Net cash provided by (used in) investing activities	104,954	(14,610)
Cash flows from financing activities:
Net increase in deposits	34,633	157,584
Dividends paid	(3,175)	(3,151)
Exercise of stock options	—	129
Purchase of treasury stock	(990)	(17,462)
Additional tax benefit on equity awards	695	2
Increase in advance payments by borrowers for taxes and insurance	2,104	2,357
Repayments under capital lease obligations	(48)	(43)
Proceeds from securities sold under agreements to repurchase and other borrowings	51,735	23,129
Repayments related to securities sold under agreements to repurchase and other borrowings	(132,843)	(141,700)
Net cash (used in) provided by financing activities	(47,889)	20,845
Net increase in cash and cash equivalents	62,800	16,372
Cash and cash equivalents at beginning of period	51,853	76,709
Cash and cash equivalents at end of period	$114,653	$93,081
Supplemental cash flow information:
Cash paid during the period for:
Interest	$5,743	$4,870
Income taxes	1,015	—
Non-cash transactions:
Loans charged-off, net	261	594
Other real estate owned write-downs	—	71

NORTHFIELD BANCORP, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued) (Unaudited) (In thousands)

	Three Months Ended March 31,
	2016	2015
Non-cash transactions (continued):
Acquisition:
Non-cash assets acquired, at fair value:
Securities available for sale	$61,683	$—
Loans	342,566	—
Accrued interest receivable	1,452	—
Bank-owned life insurance	11,269	—
Premises and equipment	5,926	—
Federal Home Loan Bank of New York stock, at cost	476	—
Goodwill and other intangible assets	24,235	—
Other assets	5,369	—
Total non-cash assets acquired	452,976	—
Non-cash liabilities assumed at fair value:
Deposits	456,203	—
Borrowings	2,213	—
Other liabilities	8,318	—
Total non-cash liabilities assumed	466,734	—
Net non-cash liabilities assumed	(13,758)	—
Net cash and cash equivalents acquired	55,479	—
Common stock issued in acquisition	41,721	$—

See accompanying notes to unaudited consolidated financial statements.

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements
Note 1 – Basis of Presentation
The consolidated financial statements are comprised of the accounts of Northfield Bancorp, Inc. (the Company) and its wholly owned subsidiaries, Northfield Investments, Inc. and Northfield Bank (the Bank), and the Bank’s wholly-owned significant subsidiaries, NSB Services Corp. and NSB Realty Trust. All significant intercompany accounts and transactions have been eliminated in consolidation.

In the opinion of management, all adjustments (consisting solely of normal and recurring adjustments) necessary for the fair presentation of the consolidated financial condition and the consolidated results of operations for the unaudited periods presented have been included.  The results of operations and other data presented for the three months ended March 31, 2016, are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2016.  Whenever necessary, certain prior year amounts are reclassified to conform to the current year presentation.
In preparing the unaudited consolidated financial statements in conformity with U.S. generally accepted accounting principles (U.S. GAAP), management has made estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated statements of financial condition and results of operations for the periods indicated.  Material estimates that are particularly susceptible to change are: the allowance for loan losses, the evaluation of goodwill and other intangible assets, impairment on investment securities, fair value measurements of assets and liabilities, and income taxes.  Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the consolidated financial statements in the period they are deemed necessary. While management uses its best judgment, actual amounts or results could differ significantly from those estimates.

Certain information and note disclosures usually included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) for the preparation of interim financial statements.  The consolidated financial statements presented should be read in conjunction with the audited consolidated financial statements and notes to consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2015, of Northfield Bancorp, Inc. as filed with the SEC.

Note 2 – Business Combinations
On January 8, 2016, the Company completed its acquisition of Hopewell Valley Community Bank (“Hopewell Valley”), which after purchase accounting adjustments added $508.5 million to total assets, $342.6 million to loans, and $456.2 million to deposits, and nine branch offices in the Hunterdon and Mercer counties of New Jersey. Total consideration paid for Hopewell Valley was $55.4 million, consisting of $13.7 million in cash and 2,707,381 shares of common stock valued at $41.7 million based upon the $15.41 per share closing price of Northfield Bancorp, Inc.'s common stock on January 8, 2016.

The transaction was accounted for under the acquisition method of accounting. Under this method of accounting, the purchase price has been allocated to the respective assets acquired and liabilities assumed based upon their estimated fair values, net of tax. The excess of consideration paid over the fair value of the net assets acquired has been recorded as goodwill.

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

The following table summarizes the estimated fair values of the assets acquired and the liabilities assumed at the date of acquisition for Hopewell Valley (in thousands):

ASSETS ACQUIRED:	January 8, 2016
Cash and cash equivalents, net	$55,479
Securities available for sale	61,683
Loans	342,566
Accrued interest receivable	1,452
Bank-owned life insurance	11,269
Premises and equipment	5,926
Federal Home Loan Bank of New York stock, at cost	476
Goodwill	22,222
Other intangible assets	2,013
Other assets	5,369
Total assets acquired	$508,455
LIABILITIES ASSUMED:
Deposits	$456,203
Other borrowings	2,213
Other liabilities	8,318
Total liabilities assumed	$466,734
Net assets acquired	$41,721

The calculation of goodwill is subject to change for up to one year after the date of acquisition as additional information relative to the closing date estimates and uncertainties become available. As the Company finalizes its review of the acquired assets and liabilities, certain adjustments to the recorded carrying values may be required.

Fair Value Measurement of Assets Assumed and Liabilities Assumed

The methods used to determine the fair value of the assets acquired and liabilities assumed in the Hopewell Valley acquisition were as follows:

Cash and cash equivalents

The estimated fair values of cash and cash equivalents approximate their stated face amounts, as these financial instruments are either due on demand or have short-term maturities.

Securities Available-for-Sale

The estimated fair values of the investment securities classified as available-for-sale were calculated utilizing Level 1 and Level 2 inputs. Management reviewed the data and assumptions used by its third party provider in pricing the securities to ensure the highest level of significant inputs is derived from observable market data. These prices were validated against other pricing sources and broker-dealer indications.

Loans
The acquired loan portfolio was valued based on current guidance which defines fair value as the price that would be received to sell an asset or transfer a liability in an orderly transaction between market participants at the measurement date. Level 3 inputs were utilized to value the portfolio and included the use of present value techniques employing cash flow estimates and the incorporated assumptions that marketplace participants would use in estimating fair values. In instances where reliable market information was not available, the Company used its own assumptions in an effort to determine reasonable fair value. Specifically, management utilized three separate fair value analyses which a market participant would employ in estimating the total fair value adjustment. The three separate fair valuation methodologies used were: 1) interest rate loan fair value analysis; 2) general credit fair value adjustment; and 3) specific credit fair value adjustment.

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

To prepare the interest rate fair value analysis, loans were grouped by characteristics such as loan type, term, collateral and rate. Market rates for similar loans were obtained from various external data sources and reviewed by Company management for reasonableness. The average of these rates was used as the fair value interest rate a market participant would utilize. A present value approach was utilized to calculate the interest rate fair value adjustment.

The general credit fair value adjustment was calculated using a two part general credit fair value analysis: 1) expected lifetime losses; and 2) estimated fair value adjustment for qualitative factors. The expected lifetime losses were calculated using an average of historical losses of the Company, the acquired bank and peer banks. The adjustment related to qualitative factors was impacted by general economic conditions and the risk related to lack of familiarity with the originator's underwriting process.

To calculate the specific credit fair value adjustment, management reviewed the acquired loan portfolio for loans meeting the definition of an impaired loan with deteriorated credit quality. Loans meeting this definition were reviewed by comparing the contractual cash flows to expected collectible cash flows. The aggregate expected cash flows less the acquisition date fair value resulted in an accretable yield amount. The accretable yield amount will be recognized over the life of the loans on a level yield basis as an adjustment to yield.

Other intangible assets

Other intangible assets consisting of core deposit premium represents the value assigned to demand, interest checking, money market and savings accounts acquired as part of an acquisition. The core deposit premium value represents the future economic benefit, including the present value of future tax benefits, of the potential cost savings from acquiring core deposits as part of an acquisition compared to the cost of alternative funding sources. The core deposit premium is being amortized over an estimated useful life of 10 years to approximate the existing deposit relationships acquired.

Deposits

The fair values of deposit liabilities with no stated maturity (i.e., non-interest bearing demand accounts, interest-bearing negotiable orders of withdrawal (NOW), savings and money market accounts) are equal to the carrying amounts payable on demand. The fair values of certificates of deposit represent contractual cash flows, discounted to present value using interest rates currently offered on deposits with similar characteristics and remaining maturities.

Other borrowings

Other borrowings consist of securities sold under agreements to repurchase. The carrying amounts approximate their fair values because they frequently re-price to a market rate.

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

Note 3 – Securities Available-for-Sale
The following is a comparative summary of mortgage-backed securities and other securities available-for-sale at March 31, 2016, and December 31, 2015 (in thousands):

	March 31, 2016
		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
	cost	gains	losses	value
U.S. Treasury securities	$8,984	$126	$2	$9,108
Mortgage-backed securities:
Pass-through certificates:
Government sponsored enterprises (GSE)	221,352	6,621	330	227,643
Real estate mortgage investment conduits (REMICs):
GSE	290,827	1,183	4,590	287,420
Non-GSE	489	—	17	472
	512,668	7,804	4,937	515,535
Other debt securities:
Municipal bonds	3,607	—	—	3,607
GSE bonds	3,024	—	34	2,990
Corporate bonds	11,388	8	168	11,228
	18,019	8	202	17,825
Other securities
Equity investments-mutual funds	1,205	—	—	1,205
Other	1,254	—	—	1,254
Total securities available-for-sale	$542,130	$7,938	$5,141	$544,927

	December 31, 2015
		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
	cost	gains	losses	value
Mortgage-backed securities:
Pass-through certificates:
GSE	$228,557	$4,673	$1,530	$231,700
REMICs:
GSE	305,387	647	8,210	297,824
Non-GSE	597	—	18	579
	534,541	5,320	9,758	530,103
Other securities:
Equity investments-mutual funds	481	—	—	481
Corporate bonds	11,002	9	—	11,011
	11,483	9	—	11,492
Total securities available-for-sale	$546,024	$5,329	$9,758	$541,595

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

The following is a summary of the expected maturity distribution of debt securities available-for-sale, other than mortgage-backed securities, at March 31, 2016 (in thousands):

Available-for-sale	Amortized cost	Estimated fair value
Due in one year or less	$10,560	$10,565
Due after one year through five years	8,091	8,071
Due after five years through ten years	4,831	4,905
Due after ten years	3,520	3,392
	$27,002	$26,933

Contractual maturities for mortgage-backed securities are not included above, as expected maturities on mortgage-backed securities may differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without penalties.

For the three months ended March 31, 2016, the Company had gross proceeds of $26.9 million on sales of securities available-for-sale, with gross realized gains of approximately $74,000 and gross realized losses of approximately $23,000. For the three months ended March 31, 2015, the Company had no sales of securities available-for-sale. The Company recognized $49,000 in net losses on its trading securities portfolio during the three months ended March 31, 2016. The Company recognized $61,000 in net gains on its trading securities portfolio during the three months ended March 31, 2015.  The Company did not recognize any other-than-temporary impairment charges during the three months ended March 31, 2016, or March 31, 2015.

Gross unrealized losses on mortgage-backed securities and corporate bonds available-for-sale, and the estimated fair value of the related securities, aggregated by security category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2016, and December 31, 2015, were as follows (in thousands):

	March 31, 2016
	Less than 12 months		12 months or more		Total
	Unrealized	Estimated	Unrealized	Estimated	Unrealized	Estimated
	losses	fair value	losses	fair value	losses	fair value
U.S. Treasury securities
Mortgage-backed securities:	$2	$1,499	$—	$—	$2	$1,499
Pass-through certificates:
GSE	40	1,793	290	34,137	330	35,930
REMICs:
GSE	24	9,773	4,566	159,341	4,590	169,114
Non-GSE	—	—	17	472	17	472
Other debt securities:
GSE bonds	34	2,990	—	—	34	2,990
Corporate bonds	168	6,197	—	—	168	6,197
Total	$268	$22,252	$4,873	$193,950	$5,141	$216,202

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

	December 31, 2015
	Less than 12 months		12 months or more		Total
	Unrealized	Estimated	Unrealized	Estimated	Unrealized	Estimated
	losses	fair value	losses	fair value	losses	fair value
Mortgage-backed securities:
Pass-through certificates:
GSE	$115	$14,424	$1,415	$52,120	$1,530	$66,544
REMICs:
GSE	338	31,937	7,872	164,666	8,210	196,603
Non-GSE			18	579	18	579
Other Securities:
Corporate Bonds	$—	$—	$—	$—	$—	$—
Total	$453	$46,361	$9,305	$217,365	$9,758	$263,726

The Company held seven pass-through mortgage-backed securities issued or guaranteed by GSEs, 11 REMIC mortgage-backed securities issued or guaranteed by GSEs, and two REMIC mortgage-backed securities not issued or guaranteed by GSEs that were in a continuous unrealized loss position of twelve months or greater at March 31, 2016.  There were 18 pass-through mortgage-backed securities issued or guaranteed by GSEs, two REMIC mortgage-backed securities issued or guaranteed by a GSE, two GSE bonds, nine corporate bonds and one U.S. Treasury security that were in an unrealized loss position of less than twelve months at March 31, 2016. All securities referred to above were rated investment grade at March 31, 2016.  The declines in value relate to the general interest rate environment and are considered temporary.  The securities cannot be prepaid in a manner that would result in the Company not receiving substantially all of its amortized cost.  The Company neither has an intent to sell, nor is it more likely than not that the Company will be required to sell, the securities before the recovery of their amortized cost basis or, if necessary, maturity.

The fair values of our investment securities could decline in the future if the underlying performance of the collateral for the collateralized mortgage obligations or other securities deteriorates and our credit enhancement levels do not provide sufficient protections to our contractual principal and interest, which may result in other-than-temporary impairment in the future.

Note 4 – Securities Held-to-Maturity
The following is a summary of mortgage-backed securities held-to-maturity at March 31, 2016, and December 31, 2015 (in thousands):

	March 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Mortgage-backed securities:
Pass-through certificates:
GSEs	$10,298	$158	$—	$10,456
Total securities held-to-maturity	$10,298	$158	$—	$10,456

	December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Mortgage-backed securities:
Pass-through certificates:
GSEs	$10,346	$53	$30	$10,369
Total securities held-to-maturity	$10,346	$53	$30	$10,369

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

Contractual maturities for mortgage-backed securities are not presented, as expected maturities on mortgage‑backed securities may differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without penalties. There were no sales of held-to-maturity securities for the three months ended March 31, 2016, or March 31, 2015. The Company had no held-to-maturity securities at March 31, 2016, that were in an unrealized loss position.

Gross unrealized losses on mortgage-backed securities held-to-maturity, and the estimated fair value of the related securities, aggregated by security category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2015, were as follows (in thousands):

	December 31, 2015
	Less than 12 months
	Unrealized Losses	Estimated Fair Value
Mortgage-backed securities:
Pass-through certificates:
GSEs	$30	$3,901
Total securities held-to-maturity	$30	$3,901

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

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

Note 5 – Loans

Net loans held-for-investment are as follows (in thousands):

	March 31,	December 31,
	2016	2015
Real estate loans:
Multifamily	$1,352,171	$1,318,461
Commercial mortgage	392,777	402,073
One-to-four family residential mortgage	105,849	98,332
Home equity and lines of credit	62,159	61,413
Construction and land	18,315	18,652
Total real estate loans	1,931,271	1,898,931
Commercial and industrial loans	26,591	25,554
Other loans	1,375	2,256
Total commercial and industrial and other loans	27,966	27,810
Deferred loan cost, net	5,236	4,844
Originated loans held-for-investment, net	1,964,473	1,931,585
PCI Loans	37,647	33,115
Loans acquired:
One-to-four family residential mortgage	369,983	330,672
Commercial mortgage	197,772	11,160
Multifamily	68,788	64,779
Home equity and lines of credit	32,669	2,404
Construction and land	32,603	—
Total real estate loans	701,815	409,015
Commercial and industrial loans	28,343	—
Other loans	606	—
Total loans acquired, net	730,764	409,015
Loans held-for-investment, net	2,732,884	2,373,715
Allowance for loan losses	(24,378)	(24,770)
Net loans held-for-investment	$2,708,506	$2,348,945

PCI loans totaled $37.6 million at March 31, 2016, as compared to $33.1 million at December 31, 2015 and included $5.7 million of loans acquired as part of the Hopewell Valley acquisition. The remaining balance of PCI loans is primarily attributable to those acquired as part of an FDIC-assisted transaction. The Company accounts for PCI loans utilizing U.S. GAAP applicable to loans acquired with deteriorated credit quality.  At March 31, 2016, PCI loans consist of approximately 38.1% commercial real estate loans and 44.3% commercial and industrial loans, with the remaining balance in residential and home equity loans.  At December 31, 2015, PCI loans consist of approximately 27.9% commercial real estate loans and 52.4% commercial and industrial loans, with the remaining balance in residential and home equity loans.

The following table sets forth information regarding the estimates of the contractually required payments, the cash flows expected to be collected, and the estimated fair value of the PCI loans acquired from Hopewell Valley at January 8, 2016 (in thousands):

January 8, 2016
Contractually required principal and interest	$16,580
Contractual cash flows not expected to be collected (non-accretable discount)	(9,929)
Expected cash flows to be collected at acquisition	6,651
Interest component of expected cash flows (accretable yield)	(845)
Fair value of acquired loans	$5,806

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

The following table details the accretion of interest income for PCI loans for the periods indicated (in thousands):

	At or for the three months ended March 31,
	2016	2015
Balance at the beginning of period	$22,853	$27,943
Acquisition	845	—
Accretion into interest income	(1,280)	(1,143)
Balance at end of period	$22,418	$26,800

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

The following tables set forth activity in our allowance for loan losses, by loan type, as of and for the three months ended March 31, 2016, and March 31, 2015 (in thousands):

	Three Months Ended March 31, 2016
	Real Estate
	Commercial	One-to-Four Family	Construction and Land	Multifamily	Home Equity and Lines of Credit	Commercial and Industrial	Other	Unallocated	Originated Loans Total	Purchased Credit-Impaired	Acquired Loans	Total
Allowance for loan losses:
Beginning balance	$7,106	$787	$261	$12,387	$795	$1,288	$155	$1,093	$23,872	$783	$115	$24,770
Charge-offs	(113)	—	—	(277)	—	—	—	—	(390)	—	—	(390)
Recoveries	127	—	—	—	—	2	—	—	129	—	—	129
Provisions/(credit)	(923)	11	260	1,218	(14)	21	(67)	(627)	(121)	—	(10)	(131)
Ending balance	$6,197	$798	$521	$13,328	$781	$1,311	$88	$466	$23,490	$783	$105	$24,378

	Three Months Ended March 31, 2015
	Real Estate
	Commercial	One-to-Four Family	Construction and Land	Multifamily	Home Equity and Lines of Credit	Commercial and Industrial	Other	Unallocated	Originated Loans Total	Purchased Credit-Impaired	Acquired Loans	Total
Allowance for loan losses:
Beginning balance	$9,309	$951	$266	$12,219	$901	$841	$134	$1,209	$25,830	$400	$62	$26,292
Charge-offs	(643)	(1)	—	—	—	—	—	—	(644)	—	—	(644)
Recoveries	1	—	—	—	42	6	1		50	—	—	50
Provisions/(credit)	(184)	(80)	(48)	479	(101)	148	(32)	19	201	—	(1)	200
Ending balance	$8,483	$870	$218	$12,698	$842	$995	$103	$1,228	$25,437	$400	$61	$25,898

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

The following tables detail the amount of loans receivable held-for-investment, net of deferred loan fees and costs, that are evaluated individually, and collectively, for impairment, and the related portion of the allowance for loan losses that is allocated to each loan portfolio segment, at March 31, 2016, and December 31, 2015 (in thousands).

	March 31, 2016
	Real Estate
	Commercial	One-to-Four Family	Construction and Land	Multifamily	Home Equity and Lines of Credit	Commercial and Industrial	Other	Unallocated	Originated Loans Total	Purchased Credit-Impaired	Acquired Loans	Total
Allowance for loan losses:
Ending balance: individually evaluated for impairment	$642	$140	$—	$143	$57	$6	$—	$—	$988	$—	$105	$1,093
Ending balance: collectively evaluated for impairment	$5,555	$658	$521	$13,185	$724	$1,305	$88	$466	$22,502	$783	$—	$23,285
Loans, net:
Ending balance	$393,413	$106,409	$18,336	$1,354,934	$63,353	$26,652	$1,376	$—	$1,964,473	$37,647	$730,764	$2,732,884
Ending balance: individually evaluated for impairment	$23,609	$2,323	$—	$2,160	$350	$112	$—	$—	$28,554	$—	$3,236	$31,790
Ending balance: collectively evaluated for impairment	$369,804	$104,086	$18,336	$1,352,774	$63,003	$26,540	$1,376	$—	$1,935,919	$37,647	$727,528	$2,701,094

	December 31, 2015
	Real Estate
	Commercial	One-to-Four Family	Construction and Land	Multifamily	Home Equity and Lines of Credit	Commercial and Industrial	Other	Unallocated	Originated Loans Total	Purchased Credit-Impaired	Acquired Loans	Total
Allowance for loan losses:
Ending balance: individually evaluated for impairment	$394	$167	$—	$158	$51	$4	$—	$—	$774	$—	$115	$889
Ending balance: collectively evaluated for impairment	$6,712	$620	$261	$12,229	$744	$1,284	$155	$1,093	$23,098	$783	$—	$23,881
Loans, net:
Ending balance	$402,714	$99,010	$18,677	$1,320,724	$62,594	$25,610	$2,256	$—	$1,931,585	$33,115	$409,015	$2,373,715
Ending balance: individually evaluated for impairment	$20,465	$2,344	$—	$2,458	$354	$116	$—	$—	$25,737	$—	$3,250	$28,987
Ending balance: collectively evaluated for impairment	$382,249	$96,666	$18,677	$1,318,266	$62,240	$25,494	$2,256	$—	$1,905,848	$33,115	$405,765	$2,344,728

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

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

The following tables detail the recorded investment of originated loans held-for-investment, net of deferred fees and costs, by loan type and credit quality indicator at March 31, 2016, and December 31, 2015 (in thousands):

	At March 31, 2016
	Real Estate
	Multifamily		Commercial		One-to-Four Family		Construction and Land	Home Equity and Lines of Credit	Commercial and Industrial	Other	Total
	< 35% LTV	=> 35% LTV	< 35% LTV	=> 35% LTV	< 60% LTV	=> 60% LTV
Internal Risk Rating
Pass	$127,069	$1,221,665	$53,378	$309,517	$55,247	$47,197	$18,336	$62,803	$25,918	$1,376	$1,922,506
Special Mention	43	3,796	926	3,502	501	—	—	73	299	—	9,140
Substandard	—	2,361	1,221	24,869	2,088	1,376	—	477	435	—	32,827
Originated loans held-for-investment, net	$127,112	$1,227,822	$55,525	$337,888	$57,836	$48,573	$18,336	$63,353	$26,652	$1,376	$1,964,473

	At December 31, 2015
	Real Estate
	Multifamily		Commercial		One-to-Four Family		Construction and Land	Home Equity and Lines of Credit	Commercial and Industrial	Other	Total
	< 35% LTV	=> 35% LTV	< 35% LTV	=> 35% LTV	< 60% LTV	=> 60% LTV
Internal Risk Rating
Pass	$124,678	$1,188,916	$52,253	$319,733	$48,429	$46,578	$18,677	$61,935	$24,846	$2,256	$1,888,301
Special Mention	51	3,832	974	2,966	504	—	—	75	316	—	8,718
Substandard	775	2,472	1,233	25,555	2,112	1,387	—	584	448	—	34,566
Originated loans held-for-investment, net	$125,504	$1,195,220	$54,460	$348,254	$51,045	$47,965	$18,677	$62,594	$25,610	$2,256	$1,931,585

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

Included in loans receivable are loans for which the accrual of interest income has been discontinued due to deterioration in the financial condition of the borrowers.  The recorded investment of these non-accrual loans was $10.1 million and $8.8 million at March 31, 2016, and December 31, 2015, respectively. Generally, loans are placed on non-accrual status when they become 90 days or more delinquent, or sooner if considered appropriate by management, and remain on non-accrual status until they are brought current, have six consecutive months of performance under the loan terms, and factors indicating reasonable doubt about the timely collection of payments no longer exist.  Therefore, loans may be current in accordance with their loan terms, or may be less than 90 days delinquent and still be on a non-accruing status.

These non-accrual amounts included loans deemed to be impaired of $8.4 million and $6.7 million at March 31, 2016, and December 31, 2015, respectively.  Loans on non-accrual status with principal balances less than $500,000, and therefore not meeting the Company’s definition of an impaired loan, amounted to $1.7 million and $2.1 million at March 31, 2016, and December 31, 2015, respectively.  There were no loans held-for-sale at March 31, 2016, or December 31, 2015. Loans past due 90 days or more and still accruing interest were $485,000 and $15,000 at March 31, 2016, and December 31, 2015, respectively, and consisted of loans that are considered well secured and in the process of collection.

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

The following tables set forth the detail, and delinquency status, of non-performing loans (non-accrual loans and loans past due 90 days or more and still accruing), net of deferred fees and costs, at March 31, 2016, and December 31, 2015, excluding loans held-for-sale and PCI loans which have been segregated into pools. For PCI loans, each loan pool is accounted for as a single asset with a single composite interest rate and an aggregate expectation of cash flows (in thousands):

	At March 31, 2016
	Total Non-Performing Loans
	Non-Accruing Loans
	0-29 Days Past Due	30-89 Days Past Due	90 Days or More Past Due	Total	90 Days or More Past Due and Accruing	Total Non-Performing Loans
Loans held-for-investment:
Real estate loans:
Commercial
LTV => 35%
Substandard	$1,285	$—	$6,429	$7,714	$—	$7,714
Total commercial	1,285	—	6,429	7,714	—	7,714
One-to-four family residential
LTV < 60%
Substandard	221	532	341	1,094	14	1,108
Total	221	532	341	1,094	14	1,108
LTV => 60%
Substandard	—	134	—	134	—	134
Total	—	134	—	134	—	134
Total one-to-four family residential	221	666	341	1,228	14	1,242
Multifamily
LTV => 35%
Substandard	—	—	466	466	—	466
Total multifamily	—	—	466	466	—	466
Home equity and lines of credit
Substandard	—	—	225	225	—	225
Total home equity and lines of credit	—	—	225	225	—	225
Commercial and industrial loans
Substandard	—	—	65	65	—	65
Total commercial and industrial loans	—	—	65	65	—	65
Total non-performing loans held-for-investment	1,506	666	7,526	9,698	14	9,712
Loans acquired:
Commercial
LTV < 35%
Substandard	—	—	—	—	457	457
Total commercial	—	—	—	—	457	457
One-to-four family residential
LTV < 60%
Substandard	427	—	—	427	—	427
Total one-to-four family residential	427	—	—	427	—	427
Commercial and industrial loans
Substandard	—	—	—	—	14	14
Total commercial and industrial loans	—	—	—	—	14	14
Total non-performing loans acquired	427	—	—	427	471	898
Total non-performing loans	$1,933	$666	$7,526	$10,125	$485	$10,610

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

	At December 31, 2015
	Total Non-Performing Loans
	Non-Accruing Loans
	0-29 Days Past Due	30-89 Days Past Due	90 Days or More Past Due	Total	90 Days or More Past Due and Accruing	Total Non-Performing Loans
Loans held-for-investment:
Real estate loans:
Commercial
LTV => 35%
Substandard	$344	$372	$4,516	$5,232	$—	$5,232
Total	344	372	4,516	5,232	—	5,232
Total commercial	344	372	4,516	5,232	—	5,232
One-to-four family residential
LTV < 60%
Substandard	364	180	565	1,109	—	1,109
Total	364	180	565	1,109	—	1,109
LTV => 60%
Substandard	901	135	—	1,036	—	1,036
Total	901	135	—	1,036	—	1,036
Total one-to-four family residential	1,265	315	565	2,145	—	2,145
Construction and land
Substandard	—	—	113	113	—	113
Total construction and land	—	—	113	113	—	113
Multifamily
LTV => 35%
Substandard	—	—	559	559	—	559
Total multifamily	—	—	559	559	—	559
Home equity and lines of credit
Substandard	—	—	329	329	—	329
Total home equity and lines of credit	—	—	329	329	—	329
Commercial and industrial loans
Substandard	—	—	—	—	15	15
Total commercial and industrial loans	—	—	—	—	15	15
Total non-performing loans held-for-investment	1,609	687	6,082	8,378	15	8,393
Loans acquired:
One-to-four family residential
LTV < 60%
Substandard	429	—	—	429	—	429
Total one-to-four family residential	429	—	—	429	—	429
Total non-performing loans acquired:	429	—	—	429	—	429
Total non-performing loans	$2,038	$687	$6,082	$8,807	$15	$8,822

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

The following tables set forth the detail and delinquency status of originated and acquired loans held-for-investment, net of deferred fees and costs, by performing and non-performing loans at March 31, 2016, and December 31, 2015 (in thousands):

	March 31, 2016
	Performing (Accruing) Loans
	0-29 Days Past Due	30-89 Days Past Due	Total	Non-Performing Loans	Total Loans Receivable, net
Loans held-for-investment:
Real estate loans:
Commercial
LTV < 35%
Pass	$52,582	$796	$53,378	$—	$53,378
Special Mention	926	—	926	—	926
Substandard	1,221	—	1,221	—	1,221
Total	54,729	796	55,525	—	55,525
LTV => 35%
Pass	309,198	319	309,517	—	309,517
Special Mention	2,961	541	3,502	—	3,502
Substandard	14,564	2,591	17,155	7,714	24,869
Total	326,723	3,451	330,174	7,714	337,888
Total commercial	381,452	4,247	385,699	7,714	393,413
One-to-four family residential
LTV < 60%
Pass	52,274	2,973	55,247	—	55,247
Special Mention	133	368	501	—	501
Substandard	670	310	980	1,108	2,088
Total	53,077	3,651	56,728	1,108	57,836
LTV => 60%
Pass	47,197	—	47,197	—	47,197
Substandard	743	499	1,242	134	1,376
Total	47,940	499	48,439	134	48,573
Total one-to-four family residential	101,017	4,150	105,167	1,242	106,409
Construction and land
Pass	16,951	1,385	18,336		18,336
Total construction and land	16,951	1,385	18,336	—	18,336
Multifamily
LTV < 35%
Pass	126,896	173	127,069	—	127,069
Special Mention	43	—	43	—	43
Substandard	—	—	—	—	—
Total	126,939	173	127,112	—	127,112
LTV => 35%
Pass	1,219,863	1,802	1,221,665	—	1,221,665
Special Mention	3,154	642	3,796	—	3,796
Substandard	1,895	—	1,895	466	2,361
Total	1,224,912	2,444	1,227,356	466	1,227,822
Total multifamily	1,351,851	2,617	1,354,468	466	1,354,934
Home equity and lines of credit
Pass	62,336	467	62,803	—	62,803
Special Mention	73	—	73	—	73
Substandard	160	92	252	225	477
Total home equity and lines of credit	62,569	559	63,128	225	63,353
Commercial and industrial
Pass	25,853	—	25,853	65	25,918
Special Mention	226	73	299	—	299
Substandard	435	—	435	—	435
Total commercial and industrial	26,514	73	26,587	65	26,652

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

	March 31, 2016
	Performing (Accruing) Loans
	0-29 Days Past Due	30-89 Days Past Due	Total	Non-Performing Loans	Total Loans Receivable, net
Other loans
Pass	1,359	17	1,376	—	1,376
Total other loans	1,359	17	1,376	—	1,376
Total originated loans held-for-investment	$1,941,713	$13,048	$1,954,761	$9,712	$1,964,473
Acquired loans:
One-to-four family residential
LTV < 60%
Pass	306,986	310	307,296	—	307,296
Special Mention	539	—	539	—	539
Substandard	905	—	905	427	1,332
Total	308,430	310	308,740	427	309,167
LTV => 60%
Pass	60,535	—	60,535	—	60,535
Substandard	281	—	281	—	281
Total	60,816	—	60,816	—	60,816
Total one-to-four family residential	369,246	310	369,556	427	369,983
Commercial
LTV < 35%
Pass	2,109	—	2,109	—	2,109
Substandard	—	512	512	212	724
Total	2,109	512	2,621	212	2,833
LTV => 35%
Pass	191,315	657	191,972	—	191,972
Special Mention	875	—	875	—	875
Substandard	—	1,847	1,847	245	2,092
Total	192,190	2,504	194,694	245	194,939
Total commercial	194,299	3,016	197,315	457	197,772
Multifamily
LTV < 35%
Pass	52,209	—	52,209	—	52,209
Special Mention	131	—	131	—	131
Total	52,340	—	52,340	—	52,340
LTV => 35%
Pass	16,162	—	16,162	—	16,162
Special Mention	286	—	286	—	286
Total	16,448	—	16,448	—	16,448
Total multifamily	68,788	—	68,788	—	68,788
Commercial and industrial
Pass	28,279	50	28,329	—	28,329
Substandard	—	—	—	14	14
Total commercial and industrial	28,279	50	28,329	14	28,343
Construction and Land
Pass	32,603	—	32,603	—	32,603
Total construction and land	32,603	—	32,603	—	32,603
Home equity and lines of credit
Pass	32,669	—	32,669	—	32,669
Total home equity and lines of credit	32,669	—	32,669	—	32,669
Other
Pass	606	—	606	—	606
Total other	606	—	606	—	606
Total loans acquired	726,490	3,376	729,866	898	730,764
	$2,668,203	$16,424	$2,684,627	$10,610	$2,695,237

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

	December 31, 2015
	Performing (Accruing) Loans
	0-29 Days Past Due	30-89 Days Past Due	Total	Non-Performing Loans	Total Loans Receivable, net
Loans held-for-investment:
Real estate loans:
Commercial
LTV < 35%
Pass	$50,974	$1,279	$52,253	—	$52,253
Special Mention	974	—	974	—	974
Substandard	1,233	—	1,233	—	1,233
Total	53,181	1,279	54,460	—	54,460
LTV => 35%
Pass	319,411	322	319,733	—	319,733
Special Mention	2,966	—	2,966	—	2,966
Substandard	8,696	11,627	20,323	5,232	25,555
Total	331,073	11,949	343,022	5,232	348,254
Total commercial	384,254	13,228	397,482	5,232	402,714
One-to-four family residential
LTV < 60%
Pass	45,737	2,692	48,429	—	48,429
Special Mention	134	370	504	—	504
Substandard	696	307	1,003	1,109	2,112
Total	46,567	3,369	49,936	1,109	51,045
LTV => 60%
Pass	46,578	—	46,578	—	46,578
Substandard	—	351	351	1,036	1,387
Total	46,578	351	46,929	1,036	47,965
Total one-to-four family residential	93,145	3,720	96,865	2,145	99,010
Construction and land
Pass	18,564	—	18,564	113	18,677
Total construction and land	18,564	—	18,564	113	18,677
Multifamily
LTV < 35%
Pass	124,678	—	124,678	—	124,678
Special Mention	—	51	51	—	51
Substandard	775	—	775	—	775
Total	125,453	51	125,504	—	125,504
LTV => 35%
Pass	1,187,147	1,769	1,188,916	—	1,188,916
Special Mention	2,687	1,145	3,832	—	3,832
Substandard	1,913	—	1,913	559	2,472
Total	1,191,747	2,914	1,194,661	559	1,195,220
Total multifamily	1,317,200	2,965	1,320,165	559	1,320,724
Home equity and lines of credit
Pass	61,561	374	61,935	—	61,935
Special Mention	75	—	75	—	75
Substandard	255	—	255	329	584
Total home equity and lines of credit	61,891	374	62,265	329	62,594
Commercial and industrial loans
Pass	24,780	51	24,831	15	24,846
Special Mention	316	—	316	—	316
Substandard	395	53	448	—	448
Total commercial and industrial loans	25,491	104	25,595	15	25,610
Other loans

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

	December 31, 2015
	Performing (Accruing) Loans
	0-29 Days Past Due	30-89 Days Past Due	Total	Non-Performing Loans	Total Loans Receivable, net
Pass	2,245	11	2,256	—	2,256
Total other loans	2,245	11	2,256	—	2,256
Total originated loans held-for-investment	$1,902,790	$20,402	$1,923,192	$8,393	$1,931,585
Loans Acquired
Real estate loans:
One-to-four family residential
LTV < 60%
Pass	313,425	312	313,737	—	313,737
Special Mention	549	—	549	—	549
Substandard	737	177	914	429	1,343
Total	314,711	489	315,200	429	315,629
LTV => 60%
Pass	14,759	—	14,759	—	14,759
Substandard	284	—	284	—	284
Total	15,043	—	15,043	—	15,043
Total one-to-four family residential	329,754	489	330,243	429	330,672
Commercial
LTV < 35%
Pass	2,164	—	2,164	—	2,164
Substandard	—	729	729	—	729
Total	2,164	729	2,893	—	2,893
LTV => 35%
Pass	5,536	—	5,536	—	5,536
Special Mention	883	—	883	—	883
Substandard	1,848	—	1,848	—	1,848
Total	8,267	—	8,267	—	8,267
Total commercial	10,431	729	11,160	—	11,160
Multifamily
LTV < 35%
Pass	4,695	—	4,695	—	4,695
Special Mention	138	—	138	—	138
Total	4,833	—	4,833	—	4,833
LTV => 35%
Pass	59,632	—	59,632	—	59,632
Special Mention	314	—	314	—	314
Total	59,946	—	59,946	—	59,946
Total multifamily	64,779	—	64,779	—	64,779
Home equity and lines of credit
Pass	2,404	—	2,404	—	2,404
Total home equity and lines of credit	2,404	—	2,404	—	2,404
Total loans acquired	407,368	1,218	408,586	429	409,015
	$2,310,158	$21,620	$2,331,778	$8,822	$2,340,600

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

The following table summarizes originated and acquired impaired loans as of March 31, 2016, and December 31, 2015 (in thousands):

	At March 31, 2016			At December 31, 2015
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With No Allowance Recorded:
Real estate loans:
Commercial
LTV < 35%
Substandard	$—	$139	$—	—	139	—
LTV => 35%
Pass	4,015	4,152	—	4,051	4,188	—
Substandard	13,296	14,672	—	13,371	14,748	—
One-to-four family residential
LTV < 60%
Pass	654	654	—	221	221	—
Substandard	231	231	—	234	234	—
LTV => 60%
Substandard	149	166	—	150	167	—
Multifamily
LTV => 35%
Pass	71	542	—	75	545
Substandard	732	1,287	—	1,012	1,012	—
Commercial and industrial loans
Substandard	84	84	—	87	87	—
With a Related Allowance Recorded:
Real estate loans:
Commercial
LTV => 35%
Substandard	8,145	8,874	(642)	4,891	5,430	(394)
One-to-four family residential
LTV < 60%
Pass	61	61	(7)	503	503	(33)
Substandard	1,593	1,593	(147)	1,604	1,604	(152)
LTV => 60%
Substandard	1,024	1,072	(91)	1,034	1,081	(97)
Multifamily
LTV => 35%
Substandard	1,357	1,357	(143)	1,371	1,371	(158)
Home equity and lines of credit
Pass	266	266	(9)	269	269	(11)
Special Mention	43	43	(23)	44	44	(19)
Substandard	41	41	(25)	41	41	(21)
Commercial and industrial loans
Special Mention	28	28	(6)	29	29	(4)
Total:
Real estate loans
Commercial	25,456	27,837	(642)	22,313	24,505	(394)
One-to-four family residential	3,712	3,777	(245)	3,746	3,810	(282)
Multifamily	2,160	3,186	(143)	2,458	2,928	(158)
Home equity and lines of credit	350	350	(57)	354	354	(51)
Commercial and industrial loans	112	112	(6)	116	116	(4)
	$31,790	$35,262	$(1,093)	$28,987	$31,713	$(889)

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

Included in the above table at March 31, 2016, are impaired loans with carrying balances of $14.3 million that were not written down by charge-offs or for which there are no specific reserves in our allowance for loan losses.  Included in impaired loans at December 31, 2015, are loans with carrying balances of $14.5 million that were not written down by charge-offs or for which there are no specific reserves in our allowance for loan losses.  Loans not written down by charge-offs or specific reserves at March 31, 2016, and December 31, 2015, are considered to have sufficient collateral values, less costs to sell, to support the carrying balances of the loans.

The following table summarizes the average recorded investment in originated and acquired impaired loans (excluding PCI loans) and interest recognized on impaired loans as of, and for, the three months ended March 31, 2016 and March 31, 2015 (in thousands):

	March 31, 2016		March 31, 2015
	Average Recorded Investment	Interest Income	Average Recorded Investment	Interest Income
With No Allowance Recorded:
Real estate loans:
Commercial
LTV => 35%
Pass	$4,033	$45	$2,886	$36
Special Mention	—	—	273	—
Substandard	13,334	181	11,746	108
Construction and land
Substandard	—	—	—	—
One-to-four family residential
LTV < 60%
Pass	438	5	43	—
Special Mention	—	—	138	2
Substandard	233	1	261	3
LTV => 60%
Substandard	150	1	—	—
Multifamily
LTV => 35%
Pass	73	4	85	4
Substandard	873	4	474	5
Home equity and lines of credit
Special Mention	—	—	49	1
Substandard	—	—	0	—
Commercial and industrial loans
Special Mention	—	—	134	3
Substandard	86	—	98	—
With a Related Allowance Recorded:
Real estate loans:
Commercial
LTV => 35%
Special Mention	—	—	—	—
Substandard	6,518	18	12,731	39
One-to-four family residential
LTV < 60%
Pass	282	4	33	—
Special Mention	—	—	318	2
Substandard	1,599	6	866	4
LTV => 60%
Substandard	1,029	4	293	1
Multifamily
LTV => 35%
Substandard	1,364	13	1,420	13
Home equity and lines of credit
Pass	268	2
Special Mention	44	1	277	2

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

	March 31, 2016		March 31, 2015
	Average Recorded Investment	Interest Income	Average Recorded Investment	Interest Income
Substandard	41	—	—	—
Commercial and industrial loans
Special Mention	29	—	32	1
Substandard	—	—	204
Total:
Real estate loans
Commercial	23,885	244	27,636	183
One-to-four family residential	3,731	21	1,952	12
Construction and land	—	—	—	—
Multifamily	2,310	21	1,979	22
Home equity and lines of credit	353	3	326	3
Commercial and industrial loans	115	—	468	4
	$30,394	$289	$32,361	$224

There were no loans modified as troubled debt restructurings during the three months ended March 31, 2016. The following table summarizes loans that were modified as troubled debt restructurings during the three months ended March 31, 2015:

	March 31, 2015
		Pre-Modification	Post-Modification
	Number of	Outstanding Recorded	Outstanding Recorded
	Relationships	Investment	Investment
		(in thousands)
Troubled Debt Restructurings
Commercial real estate loans
Substandard	1	$6,254	$6,254
One-to-four family residential
Pass	1	20	20
Substandard	1	43	43
Total Troubled Debt Restructurings	3	$6,317	$6,317

At March 31, 2016, and December 31, 2015, we had troubled debt restructurings of $26.5 million and $26.6 million, respectively.

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

At March 31, 2016, no troubled debt restructured loan that was restructured during the twelve months ended March 31, 2016, had subsequently defaulted.

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

Note 6 – Deposits

Deposits account balances are summarized as follows (in thousands):

	March 31,	December 31,
	2016	2015
Non-interest-bearing demand	$354,155	$263,073
Interest-bearing negotiable orders of withdrawal (NOW)	319,558	217,813
Savings and money market	1,271,694	1,072,175
Certificates of deposit	598,358	499,868
Total deposits	$2,543,765	$2,052,929

Interest expense on deposit accounts is summarized for the periods indicated (in thousands).

	Three Months Ended
	March 31,
	2016	2015
Negotiable orders of withdrawal, savings, and money market	$2,128	$954
Certificates of deposit	1,296	1,120
Total interest expense on deposit accounts	$3,424	$2,074

Note 7 – Equity Incentive Plan

The following table is a summary of the Company’s stock options outstanding as of March 31, 2016, and changes therein during the three months then ended.

	Number of Stock Options	Weighted Average Grant Date Fair Value	Weighted Average Exercise Price	Weighted Average Contractual Life (years)
Outstanding - December 31, 2015	6,011,861	$3.30	$10.93	6.41
Exercised	(272,351)	2.34	7.25	—
Outstanding - March 31, 2016	5,739,510	3.34	11.10	6.31
Exercisable - March 31, 2016	2,701,252	$2.60	$8.17	3.80

Expected future stock option expense related to the non-vested options outstanding as of March 31, 2016, is $9.1 million over an average period of 3.55 years.
The following is a summary of the status of the Company’s restricted share awards as of March 31, 2016, and changes therein during the three months then ended.

	Number of Shares Awarded	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2015	1,193,862	$13.70
Vested	—	—
Forfeited	—	—
Non-vested at March 31, 2016	1,193,862	$13.70

Expected future stock award expense related to the non-vested restricted share awards as of March 31, 2016, is $12.4 million over an average period of 3.57 years.

During the three months ended March 31, 2016 and 2015, the Company recorded $2.1 million and $944,000, respectively, of stock-based compensation related to the above plans.

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

Note 8 – Fair Value Measurements
The following tables present the assets reported on the consolidated balance sheet at their estimated fair value as of March 31, 2016, and December 31, 2015, by level within the fair value hierarchy as required by the Fair Value Measurements and Disclosures Topic of the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC).  Financial assets and liabilities are classified in their entirety based on the level of input that is significant to the fair value measurement.  The fair value hierarchy is as follows:

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

	Fair Value Measurements at March 31, 2016 Using:
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Measured on a recurring basis:
Assets:
Investment securities:
Available-for-sale:
U.S. Treasury securities	$9,108	$9,108	$—	$—
Mortgage-backed securities:
GSE	515,063	$—	515,063	$—
Non-GSE	472	—	472	—
Other securities:
GSE bonds	2,990	—	2,990
Municipal bonds	3,607	—	3,607
Corporate bonds	11,228	—	11,228	—
Equities	1,205	205	1,000	—
Other	1,254	—	1,254
Total available-for-sale	544,927	9,313	535,614	—
Trading securities	7,113	7,113	—	—
Total	$552,040	$16,426	$535,614	$—
Measured on a non-recurring basis:
Assets:
Impaired loans:
Real estate loans:
Commercial real estate	$12,063	$—	$—	$12,063
One-to-four family residential mortgage	2,432	—	—	2,432
Multifamily	1,566	—	—	1,566
Home equity and lines of credit	293	—	—	293
Total impaired real estate loans	16,354	—	—	16,354
Commercial and industrial loans	23	—	—	23
Other real estate owned	45	—	—	45
Total	$16,422	$—	$—	$16,422

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

	Fair Value Measurements at December 31, 2015 Using:
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Measured on a recurring basis:
Assets:
Investment securities:
Available-for-sale:
Mortgage-backed securities:
GSE	$529,524	$—	$529,524	$—
Non-GSE	579	—	579	—
Other securities:
Corporate bonds	11,011	—	11,011	—
Equities	481	481	—	—
Total available-for-sale	541,595	481	541,114	—
Trading securities	6,713	6,713	—	—
Total	$548,308	$7,194	$541,114	$—
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

The following table presents qualitative information for Level 3 assets measured at fair value on a non-recurring basis at March 31, 2016, and December 31, 2015 (dollars in thousands):

	Fair Value		Valuation Methodology	Unobservable Inputs	Range of Inputs
	March 31, 2016	December 31, 2015			March 31, 2016	December 31, 2015
Impaired loans	$16,377	$13,580	Appraisals	Discount for costs to sell	7.0%	7.0%
				Discount for quick sale	10.0%	10.0%
			Discounted cash flows	Interest rates	4.75% to 7.5%	4.75% to 7.5%
Other real estate owned	$45	$45	Appraisals	Discount for costs to sell	7.0%	7.0%

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

Available for Sale Securities: The estimated fair values for mortgage-backed securities, corporate and other debt securities, and certain less liquid equity securities are obtained from an independent nationally recognized third-party pricing service.  The estimated fair values are derived primarily from cash flow models, which include assumptions for interest rates, credit losses, and prepayment speeds.  Broker/dealer quotes are utilized as well, when such quotes are available and deemed representative of the market.  The significant inputs utilized in the cash flow models are based on market data obtained from sources independent of the Company (Observable Inputs), and are therefore classified as Level 2 within the fair value hierarchy.  The estimated fair values of U.S. Treasury securities and equity securities consisting of publicly traded mutual funds are classified as Level 1 and are derived from quoted market prices in active markets. There were no transfers of securities between Level 1 and Level 2 during the three months ended March 31, 2016.
Trading Securities: Fair values are derived from quoted market prices in active markets.  The assets consist of publicly traded mutual funds.

Impaired Loans: At March 31, 2016, and December 31, 2015, the Company had impaired loans held-for-investment (excluding PCI loans) with outstanding principal balances of $20.8 million and $17.0 million, respectively, that were recorded at their estimated fair value of $16.4 million and $13.6 million, respectively.  The Company recorded a net increase in the specific reserve for impaired loans of $203,000 for the three months ended March 31, 2016, utilizing Level 3 inputs.  For purposes of estimating fair value of impaired loans, management utilizes independent appraisals, if the loan is collateral dependent, adjusted downward by management, as necessary, for changes in relevant valuation factors subsequent to the appraisal date, or the present value of expected future cash flows for non-collateral dependent loans and troubled debt restructurings.

Other Real Estate Owned (OREO):  At both March 31, 2016, and December 31, 2015, the Company had assets acquired through foreclosure, or deed in lieu of foreclosure, of $45,000. These assets are recorded at estimated fair value, less estimated selling costs when acquired, establishing a new cost basis.  Estimated fair value is generally based on independent appraisals.  These appraisals include adjustments to comparable assets based on the appraisers’ market knowledge and experience, and are considered Level 3 inputs.  When an asset is acquired, the excess of the loan balance over fair value, less estimated selling costs, is charged to the allowance for loan losses.  If the estimated fair value of the asset declines, a write-down is recorded through non-interest expense.  The valuation of foreclosed assets is subjective in nature and may be adjusted in the future because of changes in economic conditions.

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

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

The estimated fair value of the Company’s significant financial instruments at March 31, 2016, and December 31, 2015, is presented in the following tables (in thousands):

	March 31, 2016
		Estimated Fair Value
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$114,653	$114,653	$—	$—	$114,653
Trading securities	7,113	7,113	—	—	7,113
Securities available-for-sale	544,927	9,313	535,614	—	544,927
Securities held-to-maturity	10,298	—	10,456	—	10,456
Federal Home Loan Bank of New York stock, at cost	24,929	—	24,929	—	24,929
Net loans held-for-investment	2,708,506	—	—	2,700,319	2,700,319
Financial liabilities:
Deposits	$2,543,765	$—	$2,551,919	$—	$2,551,919
Repurchase agreements, Federal Home Loan Bank advances and other borrowings	479,186	—	482,490	—	482,490
Advance payments by borrowers	12,966	—	12,966	—	12,966

	December 31, 2015
		Estimated Fair Value
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$51,853	$51,853	$—	$—	$51,853
Trading securities	6,713	6,713	—	—	6,713
Securities available-for-sale	541,595	481	541,114	—	541,595
Securities held-to-maturity	10,346	—	10,369	—	10,369
Federal Home Loan Bank of New York stock, at cost	25,803	—	25,803	—	25,803
Net loans held-for-investment	2,348,945	—	—	2,375,028	2,375,028
Financial liabilities:
Deposits	$2,052,929	$—	$2,058,894	$—	$2,058,894
Repurchase agreements, Federal Home Loan Bank advances and other borrowings	558,129	—	557,537	—	557,537
Advance payments by borrowers	10,862	—	10,862	—	10,862

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

Note 9 – Earnings Per Share

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

The following is a summary of the Company’s earnings per share calculations and reconciliation of basic to diluted earnings per share for the periods indicated (dollars in thousands, except per share data):

	Three Months Ended March 31,
	2016	2015
Net income available to common stockholders	$3,660	$5,002
Weighted average shares outstanding-basic	43,919,402	43,751,218
Effect of non-vested restricted stock and stock options outstanding	1,351,546	1,152,703
Weighted average shares outstanding-diluted	45,270,948	44,903,921
Earnings per share-basic	$0.08	$0.11
Earnings per share-diluted	$0.08	$0.11
Anti-dilutive shares	1,011,400	2,456,600

Note 10 – Recent Accounting Pronouncements

In March 2016, the FASB issued Accounting Standards Update (ASU) No. 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which includes provisions to simplify certain aspects related to the accounting for share-based awards and the related financial statement presentation. The ASU includes a requirement that the tax effect related to the settlement of share-based awards be recorded in income tax benefit or expense in the statements of earnings. This change is required to be adopted prospectively in the period of adoption. In addition, the ASU modifies the classification of certain share-based payment activities within the statements of cash flows and these changes are required to be applied retrospectively to all periods presented, or in certain cases prospectively, beginning in the period of adoption. ASU No. 2016-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. The Company is currently evaluating the potential effect of adoption of this pronouncement on its consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which is intended to increase transparency and comparability of accounting for lease transactions. The ASU will require all leases to be recognized on the balance sheet as lease assets and lease liabilities and will require both quantitative and qualitative disclosures regarding key information about leasing arrangements. Lessor accounting is largely unchanged. ASU No. 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within that reporting period. The Company is currently evaluating the potential effect of adoption of this pronouncement on its consolidated financial statements.

In January 2016, the Financial Accounting Standards Board (FASB) issued ASU No. 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, which addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. The guidance primarily affects the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. In addition, the FASB clarified guidance related to the valuation allowance

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. The accounting for other financial instruments, such as loans, investments in debt securities, and financial liabilities is largely unchanged. ASU No. 2016-01 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. The adoption of this pronouncement is not expected to have a material effect on the Company's consolidated financial statements.

In September 2015, the FASB issued ASU No. 2015-16, Business Combinations (Topic 805) - Simplifying the Accounting for Measurement-Period Adjustments, which requires that adjustments to provisional amounts that are identified during the measurement period of a business combination be recognized in the reporting period in which the adjustment amounts are determined. Furthermore, the income statement effects of such adjustments, if any, must be calculated as if the accounting had been completed at the acquisition date. Under previous guidance, adjustments to provisional amounts identified during the measurement period were to be recognized retrospectively. ASU 2015-16 was effective for annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period. The adoption of this pronouncement did not have a material effect on the Company's consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in ASC Topic 605, Revenue Recognition, and most industry-specific guidance throughout the industry topics of the codification. This update will be effective for interim and annual periods beginning after December 15, 2016. The Company is still assessing the impact of the adoption of this pronouncement on its consolidated financial statements, but does not expect the adoption of the guidance to have a material effect on its consolidated financial statements.

In December 2012, the FASB issued a proposed ASU, Financial Instruments - Credit Losses. This proposed ASU was issued for public comment in order to allow stakeholders the opportunity to review the proposal and provide comments to the FASB and does not constitute accounting guidance until a final ASU is issued. The FASB expects to publish the final ASU in June 2016 and it will be effective for public entities beginning on or after December 15, 2019, including interim periods within that reporting period. The FASB’s proposed model would utilize an “expected credit loss” measurement objective for the recognition of credit losses for loans, held-to-maturity securities and other receivables at the time the financial asset is originated or acquired and adjusted each period for changes in expected credit losses. For available-for-sale securities where fair value is less than cost, credit-related impairment would be recognized in an allowance for credit losses and adjusted each period for changes in credit risk. This would replace the multiple existing impairment models in U.S. GAAP, which generally require that a loss be incurred before it is recognized. The Company will assess the impact of the FASB’s final ASU on its financial statements when it is issued.

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

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

•	The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

•	general economic conditions, either nationally or in our market areas, that are worse than expected;

•	competition among depository and other financial institutions;

•	inflation and changes in the interest rate environment that reduce our margins and yields or reduce the fair value of financial instruments;

•	adverse changes in the securities or credit markets;

•	changes in laws or government regulations or policies affecting financial institutions, including changes in regulatory fees and capital requirements;

•	our ability to manage operations in the current economic conditions;

•	our ability to enter new markets successfully and capitalize on growth opportunities;

•	our ability to successfully integrate acquired entities, including Hopewell Valley Community Bank (Hopewell Valley), which we acquired on January 8, 2016;

•	changes in consumer spending, borrowing and savings habits;

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

Critical Accounting Policies

Note 1 to the Company’s Audited Consolidated Financial Statements for the year ended December 31, 2015, included in the Company’s Annual Report on Form 10-K, as supplemented by this report, contains a summary of significant accounting policies.  Various elements of these accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments.  Certain assets are carried in the Consolidated Balance Sheets at estimated fair value or the lower of cost or estimated fair value.  Policies with respect to the methodologies used to determine the allowance for loan losses, estimated cash flows of our PCI loans, and judgments regarding the valuation of intangible assets and securities as well as the valuation allowance against deferred tax assets are the most critical accounting policies because they are important to the presentation of the Company’s financial condition and results of operations, involve a higher degree of complexity, and require management to make difficult and subjective judgments which often require assumptions or estimates about highly uncertain matters. The use of different judgments, assumptions, and estimates could result in material differences in the results of operations or financial condition.  These critical accounting policies and their application are reviewed periodically and, at least annually, with the Audit Committee of the Board of Directors.  For a further discussion of the critical accounting policies of the Company, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.
Overview
This overview highlights selected information and may not contain all the information that is important to you in understanding our performance during the period.  For a more complete understanding of trends, events, commitments, uncertainties, liquidity, capital resources, and critical accounting estimates, you should read this entire document carefully, as well as our Annual Report on Form 10-K for the year ended December 31, 2015.

On January 8, 2016, the Company completed its acquisition of Hopewell Valley, which after purchase accounting adjustments added $508.5 million to total assets, $342.6 million to loans, and $456.2 million to deposits, and nine branch offices in Hunterdon and Mercer counties of New Jersey. Total consideration paid for Hopewell Valley was $55.4 million, consisting of $13.7 million in cash and 2,707,381 shares of common stock valued at $41.7 million based upon the $15.41 per share closing price of Northfield Bancorp, Inc.'s common stock on January 8, 2016.

Net income was $3.7 million for the three months ended March 31, 2016, as compared to $5.0 million for the three months ended March 31, 2015.  Basic and diluted earnings per common share were $0.08 for the three months ended March 31, 2016, compared to basic and diluted earnings per common share of $0.11 for the three months ended March 31, 2015. Earnings for the three months ended March 31, 2016, reflected merger-related expenses of approximately $1.9 million, net of tax, or $0.05 per basic share and $0.04 per diluted share, related to the acquisition of Hopewell Valley. For the three months ended March 31, 2016, our return on average assets was 0.41%, as compared to 0.66% for the three months ended March 31, 2015.  For the three months ended March 31, 2016, our return on average stockholders’ equity was 2.44% as compared to 3.44% for the three months ended March 31, 2015. Return on average assets and stockholders' equity for the three months ended March 21, 2016, were affected by the merger-related expenses noted above.

Comparison of Financial Condition at March 31, 2016, and December 31, 2015
Total assets increased $470.0 million, or 14.7%, to $3.67 billion at March 31, 2016, from $3.20 billion at December 31, 2015, primarily due to $508.5 million of total assets acquired from the Hopewell Valley acquisition, partially offset by sales, maturities and paydowns of available-for-sale securities.

Cash and cash equivalents increased $62.8 million, or 121.1%, to $114.7 million at March 31, 2016, from $51.9 million at December 31, 2015, primarily due to $55.5 million of cash and cash equivalents acquired from Hopewell Valley (net of cash paid for the acquisition).

The available-for-sale securities portfolio totaled $544.9 million at March 31, 2016, compared to $541.6 million at December 31, 2015. The increase was largely due to $61.7 million of securities acquired from Hopewell Valley (of which $30.4 million remained at March 31, 2016), partially offset by sales, maturities and paydowns. At March 31, 2016, $515.1 million of the portfolio consisted of residential mortgage-backed securities issued or guaranteed by Fannie Mae, Freddie Mac, or Ginnie Mae. In addition, the Company held $11.2 million in corporate bonds, all of which were considered investment grade at March 31, 2016, U.S. Treasury securities of $9.1 million, and other securities of $9.5 million (including $1.2 million of equity investments in money market mutual funds).

 Total loans held-for-investment, net, increased $359.2 million, or 15.1%, to $2.73 billion at March 31, 2016, as compared to $2.37 billion at December 31, 2015, primarily due to the addition of $342.6 million of loans acquired from Hopewell Valley.

Originated loans held-for-investment, net, totaled $1.96 billion at March 31, 2016, as compared to $1.93 billion at December 31, 2015.  The increase was primarily due to an increase in multifamily real estate loans of $33.7 million, or 2.6%, to $1.35 billion at March 31, 2016, from $1.32 billion at December 31, 2015. The following table details our multifamily real estate originations for the three months ended March 31, 2016 (dollars in thousands):

Originations	Weighted Average Interest Rate	Weighted Average Loan-to-Value Ratio	Weighted Average Months to Next Rate Change or Maturity for Fixed Rate Loans	(F)ixed or (V)ariable	Amortization Term
$50,287	3.50%	57%	87	V	30 Years
2,675	3.96%	36%	181	F	15 Years
$52,962	3.53%	56%

Purchased credit-impaired (PCI) loans totaled $37.6 million at March 31, 2016, as compared to $33.1 million at December 31, 2015, and includes $5.7 million of PCI loans acquired as part of the Hopewell Valley acquisition at March 31, 2016. The remaining $31.9 million of PCI loans were primarily acquired as part of an assisted transaction with the Federal Deposit Insurance Corporation.  The Company accreted interest income of $1.3 million for the three months ended March 31, 2016, compared to $1.1 million for the three months ended March 31, 2015.

Total liabilities increased $421.1 million, or 15.9%, to $3.06 billion at March 31, 2016, from $2.64 billion at December 31, 2015.  The increase was primarily attributable to an increase in deposits of $490.8 million, partially offset by decreases in securities sold under agreements to repurchase of $51.0 million and other borrowings of $27.9 million. The increase in deposits was primarily due to $456.2 million of deposits acquired from Hopewell Valley.

Deposits increased $490.8 million, or 23.9%, to $2.54 billion at March 31, 2016, as compared to $2.05 billion at December 31, 2015, and included $445.5 million of deposits acquired from Hopewell Valley at March 31, 2016. The increase was attributable to increases of $98.5 million in certificates of deposit accounts, $69.3 million in savings accounts, $130.2 million in money market accounts and $192.8 million in transaction accounts.

Borrowings and securities sold under agreements to repurchase decreased by $78.9 million, or 14.1%, to $479.2 million at March 31, 2016, from $558.1 million at December 31, 2015.  Management utilizes borrowings to mitigate interest rate risk, for short-term liquidity, and to a lesser extent as part of leverage strategies.  The following is a table of term borrowing maturities (excluding capitalized leases and overnight borrowings) and the weighted average rate by year at March 31, 2016 (dollars in thousands):

Year	Amount	Weighted Average Rate
2016	$57,910	1.74%
2017	165,003	1.22%
2018	142,715	1.66%
2019	58,502	1.69%
2020	45,000	1.79%
	$469,130	1.53%

Total stockholders’ equity increased by $49.0 million to $608.7 million at March 31, 2016, from $559.8 million at December 31, 2015.  This increase was primarily attributable to common stock issued for the purchase of Hopewell Valley. The Company issued 2,707,381 shares of common stock in the Hopewell Valley acquisition at a price of $15.41, which resulted in an increase in equity of $41.7 million. To a lesser extent, net income earned for the period and an increase in unrealized gains on our securities-available-for sale portfolio, partially offset by dividends paid to stockholders, also contributed to the increase in stockholders' equity.

Comparison of Operating Results for the Three Months Ended March 31, 2016 and 2015

Net income. Net income was $3.7 million and $5.0 million for the three months ended March 31, 2016, and March 31, 2015, respectively. Net income for the three months ended March 31, 2016, reflected merger-related expenses of $3.2 million ($1.9 million after tax) related to the acquisition of Hopewell Valley. Other significant variances from the comparable prior year period are as follows: a $4.7 million increase in net interest income, a $331,000 decrease in the provision for loan losses, a $125,000 increase in non-interest income, a $7.2 million increase in non-interest expense, and a $657,000 decrease in income tax expense.

Interest Income. Interest income increased $5.4 million, or 21.9%, to $30.2 million for the three months ended March 31, 2016, from $24.8 million for the three months ended March 31, 2015, primarily due to an increase in the average balance of interest-earning assets of $535.5 million, or 18.8%, and a six basis point increase in yields earned on interest-earning assets. Interest income on loans increased by $6.2 million, primarily attributable to an increase in the average loan balances of $707.3 million, which was partially offset by a 21 basis point decrease in the yield. The increase in average loans was due to organic growth as well as $317.4 million of loans (based on outstanding average balances) acquired from Hopewell Valley. The Company accreted interest income related to its PCI loans of $1.3 million for the three months ended March 31, 2016, as compared to $1.1 million for the three months ended March 31, 2015. Interest income on loans for the three months ended March 31, 2016, reflected loan prepayment income of $244,000 compared to $562,000 for the three months ended March 31, 2015.

Interest Expense. Interest expense increased $672,000, or 14.1%, to $5.4 million for the three months ended March 31, 2016, from $4.8 million for the three months ended March 31, 2015. The increase was comprised of an increase of $1.4 million in interest expense on deposits, partially offset by a decrease of $678,000 in interest expense on borrowings.  The increase in interest expense on deposits was attributed to an increase in the average balance of interest bearing deposits of $694.2 million, or 48.6%, to $2.12 billion for the three months ended March 31, 2016, from $1.43 billion for the three months ended March 31, 2015, and a six basis point increase in the cost of interest bearing deposits to 0.65% from 0.59%. The decrease in interest expense on borrowings was attributed to a decrease in the average balances of borrowings of $222.1 million, or 30.1%, to $515.8 million for the three months ended March 31, 2016, from $737.9 million for the three months ended March 31, 2015, partially offset by a nine basis point increase in the cost of borrowings to 1.57%, from 1.48% for the three months ended March 31, 2015.
Net Interest Income. Net interest income for the three months ended March 31, 2016, increased $4.7 million, or 23.7%, primarily due to a $535.5 million, or 18.8%, increase in our average interest-earning assets and a 10 basis point increase in our net interest margin to 2.95%. The increase in average interest-earning assets was primarily attributable to an increase in the average balance of loans outstanding of $707.3 million, due to both organic growth and loans acquired from the Hopewell Valley acquisition, partially offset by decreases in average mortgage-backed securities of $149.6 million and other securities of $18.0 million. Yields earned on interest-earning assets increased six basis points to 3.59% for the three months ended March 31, 2016, from 3.53% for the three months ended March 31, 2015. The cost of interest-bearing liabilities decreased six basis points to 0.83% for the current period as compared to 0.89% for the comparable prior year period, primarily due to lower rates on certificates of deposits, partially offset by higher rates on other interest-bearing deposits and borrowed funds.

Provision for Loan Losses. The provision for loan losses decreased by $331,000 to a recovery of $131,000 for the three months ended March 31, 2016, from a provision of $200,000 for the three months ended March 31, 2015, primarily due to an improvement in the collateral values of our impaired loans, an overall improvement in asset quality, and to a lesser extent, lower originated loan growth in the three months ended March 31, 2016, as compared to the three months ended March 31, 2015. Loans acquired from Hopewell Valley were valued at estimated fair value on the date of acquisition, with no initial related allowance for loan losses. Net charge-offs were $261,000 for the three months ended March 31, 2016, compared to net charge-offs of $594,000 for the three months ended March 31, 2015. Net charge-offs in the three months ended March 31, 2015, were primarily related to five previously impaired loans to one borrower that were restructured during the first quarter of 2015 and subsequently sold in the fourth quarter of 2015. These loans had existing specific reserves associated with them that adequately covered the charge-offs, resulting in no material effect on the provision for loan losses for the quarter ended March 31, 2015.

Non-interest Income. Non-interest income increased $125,000, or 5.9%, to $2.2 million for the three months ended March 31, 2016, from $2.1 million for the three months ended March 31, 2015, due to increases in fees and service charges for customers of $273,000 and income on bank owned life insurance of $48,000, partially offset by decreases in gains on securities transactions, net, of $59,000, and other income of $137,000. The decrease in other income was due to a realized gain of $129,000 on the sale of an other real estate owned (OREO) property in the three months ended March 31, 2015.

Non-interest Expense. Non-interest expense increased $7.2 million, or 50.3%, to $21.5 million for the quarter ended March 31, 2016, from $14.3 million for the quarter ended March 31, 2015, primarily due to: (1) a $4.1 million increase in compensation and employee benefits due to charges of $2.0 million related to severance, retention, and change-in-control compensation associated with the Hopewell Valley acquisition, increased salary and benefit expenses attributable to the addition of Hopewell Valley employees and general merit-related salary increases, and an increase in stock compensation expense related to the 2014 Equity Incentive Plan (2014 EIP); (2) a $449,000 increase in occupancy expense due to the addition of nine Hopewell Valley branches; (3) an $882,000 increase in data processing costs, of which approximately $650,000 was due to conversion costs associated with the Hopewell Valley acquisition; (4) an increase in professional fees of $667,000, of which $557,000 was related to the Hopewell Valley acquisition; and (5) a $1.0 million increase in other expense, primarily due to an increase in Directors' equity awards associated with the 2014 EIP.

Income Tax Expense. The Company recorded income tax expense of $1.9 million for the quarter ended March 31, 2016, compared to $2.6 million for the quarter ended March 31, 2015.  The effective tax rate for the quarter ended March 31, 2016, was 34.5% compared to 34.1% for the quarter ended March 31, 2015.

ANALYSIS OF NET INTEREST INCOME
(Dollars in thousands)

	For the Three Months Ended
	March 31, 2016			March 31, 2015
	Average Outstanding Balance	Interest	Average Yield/ Rate (1)	Average Outstanding Balance	Interest	Average Yield/ Rate (1)
Interest-earning assets:
Loans (2)	$2,681,234	$26,888	4.03%	$1,973,914	$20,666	4.25%
Mortgage-backed securities (3)	538,163	2,769	2.07	687,790	3,577	2.11
Other securities (3)	53,068	173	1.31	71,080	134	0.76
Federal Home Loan Bank of New York stock	25,180	277	4.42	29,321	343	4.74
Interest-earning deposits in financial institutions	79,345	62	0.31	79,402	33	0.17
Total interest-earning assets	3,376,990	30,169	3.59	2,841,507	24,753	3.53
Non-interest-earning assets	240,976			216,919
Total assets	$3,617,966			$3,058,426

Interest-bearing liabilities:
Savings, NOW, and money market accounts	$1,532,914	$2,128	0.56	$1,030,664	$954	0.38
Certificates of deposit	588,442	1,296	0.89	396,505	1,120	1.15
Total interest-bearing deposits	2,121,356	3,424	0.65	1,427,169	2,074	0.59
Borrowed funds	515,791	2,017	1.57	737,869	2,695	1.48
Total interest-bearing liabilities	2,637,147	5,441	0.83	2,165,038	4,769	0.89
Non-interest bearing deposit accounts	341,496			263,187
Accrued expenses and other liabilities	35,309			39,920
Total liabilities	3,013,952			2,468,145
Stockholders' equity	604,014			590,281
Total liabilities and stockholders' equity	$3,617,966			$3,058,426

Net interest income		$24,728			$19,984
Net interest rate spread (4)			2.76%			2.64%
Net interest-earning assets (5)	$739,843			$676,469
Net interest margin (6)			2.95%			2.85%
Average interest-earning assets to interest-bearing liabilities			128.05%			131.25%

(1)	Average yields and rates are annualized.
(2)	Includes non-accruing loans.
(3)	Securities available-for-sale are reported at amortized cost.
(4)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(5)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(6)	Net interest margin represents net interest income divided by average total interest-earning assets.

Asset Quality

PCI Loans

At March 31, 2016, 4.1% of PCI loans were past due 30 to 89 days, and 28.8% were past due 90 days or more, as compared to 7.9% and 21.4%, respectively, at December 31, 2015. The increase in the 90 day or more category was due to the addition of Hopewell Valley PCI loans.

Originated and Acquired loans

The following table details total originated and acquired (but excluding PCI) non-accruing loans, non-performing loans, non-performing assets, troubled debt restructurings on which interest is accruing, and accruing loans 30 to 89 days delinquent at March 31, 2016, and December 31, 2015 (dollars in thousands):

	March 31, 2016	December 31, 2015
Non-accrual loans:
Real estate loans:
Commercial	$7,714	$5,232
One-to-four family residential	1,655	2,574
Construction and land	—	113
Multifamily	466	559
Home equity and lines of credit	225	329
Commercial and industrial	65	—
Total non-accrual loans:	10,125	8,807
Loans delinquent 90 days or more and still accruing:
Real estate loans:
Commercial	457	—
One-to-four family residential	14	—
Commercial and industrial	14	15
Total loans delinquent 90 days or more and still accruing	485	15
Total non-performing loans	10,610	8,822
Other real estate owned	45	45
Total non-performing assets	$10,655	$8,867
Non-performing loans to total loans held-for-investment, net	0.39%	0.37%
Non-performing assets to total assets	0.29%	0.28%
Loans subject to restructuring agreements and still accruing	$23,577	$22,284
Accruing loans 30 to 89 days delinquent	16,423	21,620

The increase in non-accrual loans is primarily attributable to one commercial real estate loan with a balance of $3.4 million, which migrated from accruing loans 30 to 89 days delinquent at December 31, 2015 to non-accrual loans 90 days or more delinquent. At March 31, 2016, this loan was classified as impaired, with a related specific reserve of $326,000. Management believes the loan is adequately covered by collateral based on a recent appraised fair value of $3.7 million and although timing of collection is uncertain, management believes that the loan was well secured and collectible at March 31, 2016.

Accruing Loans 30 to 89 Days Delinquent

Loans 30 to 89 days delinquent and on accrual status totaled $16.4 million and $21.6 million at March 31, 2016, and December 31, 2015, respectively. The following table sets forth delinquencies for accruing loans by type and by amount at March 31, 2016, and December 31, 2015 (dollars in thousands):

	March 31, 2016	December 31, 2015
Real estate loans:
Commercial	$7,262	$13,957
One-to-four family residential	4,460	4,209
Multifamily	2,616	2,965
Construction and land	1,385	—
Home equity and lines of credit	559	374
Commercial and industrial loans	123	104
Other loans	18	11
Total delinquent accruing loans	$16,423	$21,620

The decrease in the delinquent loans is primarily attributable to one commercial real estate loan with a balance of $5.6 million at December 31, 2015, which was 31 days delinquent, and became current during the first quarter of 2016. At March 31, 2016, this loan had a balance of $5.7 million, was classified as impaired, and management believes it was adequately covered by collateral based on a recent appraised value of $9.3 million.

Loans Subject to TDR Agreements

Included in non-accruing loans are loans subject to TDR agreements totaling $3.1 million and $4.4 million at March 31, 2016, and December 31, 2015, respectively.  At March 31, 2016, $2.7 million, or 86.2%, of the $3.1 million were not performing in accordance with their restructured terms, as compared to $2.3 million, or 53.2%, of the $4.4 million at December 31, 2015. Four separate relationships account for the loans not performing in accordance with their restructured terms at March 31, 2016, of which three of the loans are primarily collateralized by real estate with an aggregate appraised value of $2.9 million.

The Company also holds loans subject to restructuring agreements that are on accrual status, totaling $23.4 million and $22.3 million at March 31, 2016, and December 31, 2015, respectively.  At March 31, 2016, loans totaling $3.5 million, or 15.0%, of the $23.4 million were not performing in accordance with the restructured terms, as compared to $7.2 million, or 32.3%, of the $22.3 million at December 31, 2015.  At March 31, 2016, the majority of the $3.5 million is attributable to two commercial real estate loans totaling $3.4 million, primarily collateralized by real estate with an aggregate appraised value of $4.5 million. These loans were less than 90 days delinquent at March 31, 2016. Generally, the types of concessions that we make to troubled borrowers include reductions to both temporary and permanent interest rates, extensions of payment terms, and to a lesser extent forgiveness of principal and interest.

The following table details the amounts and categories of the loans subject to restructuring agreements by loan type as of March 31, 2016, and December 31, 2015 (in thousands):

	March 31, 2016		At December 31, 2015
	Non-Accruing	Accruing	Non-Accruing	Accruing
Troubled Debt Restructurings:
Real estate loans:
Commercial	$788	$18,107	$2,657	$17,885
One-to-four family residential	2,313	2,925	1,694	2,053
Multifamily	—	1,879	—	1,876
Home equity and lines of credit	—	350	—	354
Commercial and industrial loans	—	112	—	116
	$3,101	$23,373	$4,351	$22,284

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
Northfield Bank's primary sources of funds are deposits, principal and interest payments on loans and securities, borrowed funds, the proceeds from maturing securities and short-term investments, and to a lesser extent the proceeds from the sales of loans and securities and wholesale borrowings.  The scheduled amortization of loans and securities, as well as proceeds from borrowed funds, are predictable sources of funds.  Other funding sources, however, such as deposit inflows and loan prepayments are greatly influenced by market interest rates, economic conditions, and competition.  Northfield Bank is a member of the FHLB, which provides an additional source of short-term and long-term funding.  Northfield Bank also has short-term borrowing capabilities with the Federal Reserve Bank.  Northfield Bank’s borrowed funds, excluding capitalized lease obligations and floating rate advances, were $469.1 million at March 31, 2016, and had a weighted average interest rate of 1.53%.  A total of $105.9 million of these borrowings will mature in less than one year.  Borrowed funds, excluding capitalized lease obligations and floating rate advances, were $551.1 million at December 31, 2015.  Northfield Bank has the ability to obtain additional funding from the FHLB and Federal Reserve Bank discount window of approximately $647.0 million utilizing unencumbered securities of $64.1 million and loans of $582.9 million at March 31, 2016.  Northfield Bank expects to have sufficient funds available to meet current commitments in the normal course of business.
Northfield Bancorp, Inc. (stand alone) is a separate legal entity from Northfield Bank and must provide for its own liquidity to pay dividends, repurchase its stock, and for other corporate purposes. Northfield Bancorp, Inc.'s primary source of liquidity is dividend payments from Northfield Bank. At March 31, 2016, Northfield Bancorp, Inc. (stand alone) had liquid assets of approximately $5.6 million.
Capital Resources.  At March 31, 2016, and December 31, 2015, as set forth in the following table, Northfield Bank exceeded all of the regulatory capital requirements to which it was subject at such dates.

	Actual	For Capital Adequacy Purposes	For Well Capitalized Under Prompt Corrective Action Provisions
As of March 31, 2016:
Common equity Tier 1 capital (to risk-weighted assets)	18.76%	4.50%	6.50%
Tier 1 leverage	15.06%	4.00%	5.00%
Tier I capital (to risk-weighted assets)	18.76%	6.00%	8.00%
Total capital (to risk-weighted assets)	19.62%	8.00%	10.00%
As of December 31, 2015:
Common equity Tier 1 capital (to risk-weighted assets)	20.19%	4.50%	6.50%
Tier 1 leverage	15.72%	4.00%	5.00%
Tier I capital (to risk-weighted assets)	20.19%	6.00%	8.00%
Total capital (to risk-weighted assets)	21.21%	8.00%	10.00%

On January 1, 2015, a final rule issued by the federal bank regulatory agencies became effective which revised their leverage and risk-based capital requirements and the method for calculating risk-weighted assets to make them consistent with agreements that were reached by the Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Act.  Among other things, the new rule establishes a new common equity Tier 1 minimum capital requirement (4.5% of risk-weighted assets), increases the minimum Tier 1 capital to risk-based assets requirement (from 4% to 6% of risk-weighted assets) and assigns a higher risk weight (150%) to exposures that are more than 90 days past due or are on non-accrual status, and to certain commercial real estate facilities that finance the acquisition, development, or construction of real property.  The final rule also requires unrealized gains and losses on certain “available-for-sale” securities holdings to be included for purposes of calculating regulatory capital requirements unless a one-time opt-in or opt-out election is exercised.  The rule limits a banking organization's capital distributions and certain discretionary bonus payments if the banking organization does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets in addition to the amount necessary to meet its minimum risk-based capital requirements. The capital conservation buffer requirement is being phased in beginning January 1, 2016, and ending January 1, 2019, when the full capital conservation buffer requirement will be effective.  The final rule also implemented consolidated capital requirements for savings and loan holding companies, such as the Company, effective January 1, 2015.

At March 31, 2016, as set forth in the following table, Northfield Bancorp, Inc. exceeded all of the regulatory capital requirements to which it was subject at such dates.

	Actual	For Capital Adequacy Purposes	For Well Capitalized Under Prompt Corrective Action Provisions
As of March 31, 2016:
Common equity Tier 1 capital (to risk-weighted assets)	19.83%	4.50%	6.50%
Tier 1 leverage	15.92%	4.00%	5.00%
Tier I capital (to risk-weighted assets)	19.83%	6.00%	8.00%
Total capital (to risk-weighted assets)	20.69%	8.00%	10.00%
As of December 31, 2015:
Common equity Tier 1 capital (to risk-weighted assets)	22.15%	4.50%	6.50%
Tier 1 leverage	17.25%	4.00%	5.00%
Tier I capital (to risk-weighted assets)	22.15%	6.00%	8.00%
Total capital (to risk-weighted assets)	23.17%	8.00%	10.00%

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
The following table shows the contractual obligations of the Company by expected payment period as of March 31, 2016:

Contractual Obligation	Total	Less than One Year	One to less than Three Years	Three to less than Five Years	Five Years and greater
	(in thousands)
Debt obligations (excluding capitalized leases)	$469,130	$105,913	$284,715	$78,502	$—
Commitments to originate loans	50,439	50,439	—	—	—
Commitments to fund unused lines of credit	71,193	71,193	—	—	—

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

For further information regarding our off-balance sheet arrangements and contractual obligations, see Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
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

The following table sets forth, as of March 31, 2016, our calculation of the estimated changes in our NPV, NPV ratio, and percent change in net interest income that would result from the designated instantaneous and sustained changes in interest rates (dollars in thousands).  Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments and deposit repricing characteristics including decay rates, and correlations to movements in interest rates, and should not be relied on as indicative of actual results.

	NPV at March 31, 2016
Change in Interest Rates (basis points)	Estimated Present Value of Assets	Estimated Present Value of Liabilities	Estimated NPV	Estimated Change in NPV	Estimated Change in NPV %	Estimated NPV/Present Value of Assets Ratio	Net Interest Income Percent Change
+400	$3,255,412	$2,704,114	$551,298	$(149,693)	(21.35)%	16.93%	(12.14)%
+300	3,345,863	2,764,580	581,283	(119,708)	(17.08)	17.37	(8.96)
+200	3,446,972	2,827,778	619,194	(81,797)	(11.67)	17.96	(5.76)
+100	3,551,232	2,893,874	657,358	(43,633)	(6.22)	18.51	(2.80)
—	3,664,039	2,963,048	700,991	—	—	19.13	—
(100)	3,816,657	3,039,111	777,546	76,555	10.92	20.37	(0.39)
(200)	4,023,911	3,093,974	929,937	228,946	32.66	23.11	(2.36)

	NPV at December 31, 2015
Change in Interest Rates (basis points)	Estimated Present Value of Assets	Estimated Present Value of Liabilities	Estimated NPV	Estimated Change In NPV	Estimated Change in NPV %	Estimated NPV/Present Value of Assets Ratio	Net Interest Income Percent Change
+400	$2,831,359	$2,325,221	$506,138	$(177,510)	(25.97)%	17.88%	(19.87)%
+300	2,919,176	2,375,931	543,245	(140,403)	(20.54)	18.61	(14.74)
+200	3,015,892	2,428,896	586,996	(96,652)	(14.14)	19.46	(9.61)
+100	3,116,363	2,484,252	632,111	(51,537)	(7.54)	20.28	(4.73)
—	3,225,792	2,542,144	683,648	—	—	21.19	—
(100)	3,364,070	2,606,262	757,808	74,160	10.85	22.53	0.77
(200)	3,541,395	2,659,965	881,430	197,782	28.93	24.89	(0.84)

The table above indicates that at March 31, 2016, in the event of a 200 basis point decrease in interest rates, we would experience a 32.66% increase in estimated net portfolio value and a 2.36% decrease in net interest income. In the event of a 400 basis point increase in interest rates, we would experience a 21.35% decrease in estimated net portfolio value and a 12.14% decrease in net interest income. Our policies provide that, in the event of a 200 basis point decrease or less in interest rates, our net present value ratio should decrease by no more than 400 basis points and in the event of a 400 basis point increase or less, our net present value should decrease by no more than 750 basis points. In the event of a 200 basis point decrease or less, our projected net interest income should decrease by no more than 15% in year one, and in the event of a 400 basis point increase or less, our projected net interest income should decrease by no more than 37% in year one.  Additionally, our policy states that our net portfolio value should be at least between 8% and 10% of total assets before and after such shock. However, when the federal funds rate is low and negative rate shocks do not produce meaningful results, management may temporarily suspend use of guidelines for negative rate shocks. At March 31, 2016, we were in compliance with all board approved policies with respect to interest rate risk management.

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

ITEM 4.    CONTROLS AND PROCEDURES
An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of March 31, 2016.  Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

During the three months ended March 31, 2016, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

ITEM 1.     LEGAL PROCEEDINGS
The Company and subsidiaries are subject to various legal actions arising in the normal course of business.  In the opinion of management, the resolution of these legal actions is not expected to have a material adverse effect on the Company’s consolidated financial condition or results of operations.

ITEM 1A.  RISK FACTORS
During the three months ended March 31, 2016, there have been no material changes to the risk factors as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the SEC.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	Unregistered Sale of Equity Securities. There were no sales of unregistered securities during the period covered by this report.

(b)	Use of Proceeds. Not applicable

(c)	Repurchases of Our Equity Securities.
The following table shows the Company’s repurchase of its common stock for the three months ended March 31, 2016.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number of Shares that May Yet Be Purchased Under Plans or Programs (1)
January 1, 2016 through January 31, 2016	—	$—	—	—
February 1, 2016 through February 29, 2016	2,071	$15.66	—	—
March 1, 2016 through March 31, 2016	57,342	$16.22	—	—
Total	59,413	$16.20	—
 (1) The repurchase program permits shares to be repurchased in open market or private transactions, through block trades, and pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities and Exchange Commission. There were no shares remaining to be purchased at March 31, 2016.

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

Date: May 10, 2016

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
The following materials from the Company’s Report on Form 10-Q for the quarter ended March 31, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Statements of Changes in Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements