Form 10-Q
period 2016-06-30
Northfield Bancorp, Inc.
filed 2016-08-09
CIK 1493225

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON,  D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
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
48,343,140 shares of Common Stock, par value $0.01 per share, were issued and outstanding as of July 31, 2016.

NORTHFIELD BANCORP, INC.
Form 10-Q Quarterly Report

PART I
ITEM1.        FINANCIAL STATEMENTS
NORTHFIELD BANCORP, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited) (In thousands, except share amounts)

	June 30, 2016	December 31, 2015
ASSETS:
Cash and due from banks	$14,964	$15,324
Interest-bearing deposits in other financial institutions	45,558	36,529
Total cash and cash equivalents	60,522	51,853
Trading securities	7,106	6,713
Securities available-for-sale, at estimated fair value
(encumbered $16,258 at June 30, 2016 and $65,051 at December 31, 2015)	599,329	541,595
Securities held-to-maturity, at amortized cost	10,249	10,346
(estimated fair value of $10,463 at June 30, 2016, and $10,369 at December 31, 2015) (encumbered of $4,740 at June 30, 2016, and $5,619 at December 31, 2015)
Originated loans held-for-investment, net	1,992,434	1,931,585
Loans acquired	769,372	409,015
Purchased credit-impaired (PCI) loans held-for-investment	36,149	33,115
Loans held-for-investment, net	2,797,955	2,373,715
Allowance for loan losses	(24,317)	(24,770)
Net loans held-for-investment	2,773,638	2,348,945
Accrued interest receivable	9,246	8,263
Bank owned life insurance	146,044	132,782
Federal Home Loan Bank of New York stock, at cost	25,299	25,803
Premises and equipment, net	28,140	23,643
Goodwill	38,411	16,159
Other real estate owned	45	45
Other assets	43,399	36,437
Total assets	$3,741,428	$3,202,584

LIABILITIES AND STOCKHOLDERS’ EQUITY:
LIABILITIES:
Deposits	$2,606,435	$2,052,929
Borrowed funds	479,308	558,129
Advance payments by borrowers for taxes and insurance	11,596	10,862
Accrued expenses and other liabilities	28,728	20,885
Total liabilities	3,126,067	2,642,805

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value; 25,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value: 150,000,000 shares authorized, 60,933,707 and 58,226,326 shares
issued at June 30, 2016, and December 31, 2015, respectively, 48,322,205 and 45,565,540 outstanding at June 30, 2016, and December 31, 2015, respectively	609	582
Additional paid-in-capital	546,452	501,540
Unallocated common stock held by employee stock ownership plan	(24,148)	(24,664)
Retained earnings	260,005	256,170
Accumulated other comprehensive income (loss)	3,034	(2,986)
Treasury stock at cost; 12,611,502 and 12,660,786 shares at June 30, 2016, and December 31, 2015, respectively	(170,591)	(170,863)
Total stockholders’ equity	615,361	559,779
Total liabilities and stockholders’ equity	$3,741,428	$3,202,584

See accompanying notes to unaudited consolidated financial statements.

NORTHFIELD BANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited) (In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Interest income:
Loans	$27,682	$21,291	$54,570	$41,957
Mortgage-backed securities	2,888	3,325	5,657	6,902
Other securities	237	94	410	228
Federal Home Loan Bank of New York dividends	282	297	559	640
Deposits in other financial institutions	79	30	141	63
Total interest income	31,168	25,037	61,337	49,790
Interest expense:
Deposits	3,703	2,458	7,127	4,532
Borrowings	1,824	2,294	3,841	4,989
Total interest expense	5,527	4,752	10,968	9,521
Net interest income	25,641	20,285	50,369	40,269
Provision/(recovery) for loan losses	14	72	(117)	272
Net interest income after provision for loan losses	25,627	20,213	50,486	39,997
Non-interest income:
Fees and service charges for customer services	1,174	976	2,372	1,901
Income on bank owned life insurance	1,004	941	1,993	1,882
Gains/(losses) on securities transactions, net	247	(7)	249	54
Other	108	96	148	273
Total non-interest income	2,533	2,006	4,762	4,110
Non-interest expense:
Compensation and employee benefits	9,627	7,684	21,326	15,241
Occupancy	2,707	2,467	5,769	5,081
Furniture and equipment	371	369	725	749
Data processing	1,386	981	3,245	1,958
Professional fees	696	719	1,937	1,293
FDIC insurance	487	397	962	786
Other	2,220	1,897	5,029	3,706
Total non-interest expense	17,494	14,514	38,993	28,814
Income before income tax expense	10,666	7,705	16,255	15,293
Income tax expense	3,681	3,410	5,610	5,996
Net income	$6,985	$4,295	$10,645	$9,297
Net income per common share:
Basic	$0.16	$0.10	$0.24	$0.22
Diluted	$0.15	$0.10	$0.23	$0.21

See accompanying notes to unaudited consolidated financial statements.

NORTHFIELD BANCORP, INC. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME - (Continued) (Unaudited) (In thousands)
	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net Income	$6,985	$4,295	$10,645	$9,297
Other comprehensive income:
Unrealized gains (losses) on securities:
Net unrealized holding gains (losses) on securities	2,978	(5,894)	10,255	(1,275)
Less: reclassification adjustment for net gains included in net income (included in gains (losses) on securities transactions, net)	(155)	(43)	(206)	(43)
Net unrealized gains (losses)	2,823	(5,937)	10,049	(1,318)
Other comprehensive income (loss), before tax	2,823	(5,937)	10,049	(1,318)
Income tax (expense) benefit related to net unrealized holding gains (losses) on securities	(1,196)	2,359	(4,111)	513
Income tax expense related to reclassification adjustment for gains included in net income	62	17	82	17
Other comprehensive income (loss), net of tax	1,689	(3,561)	6,020	(788)
Comprehensive income	$8,674	$734	$16,665	$8,509

See accompanying notes to unaudited consolidated financial statements.

NORTHFIELD BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Six Months Ended June 30, 2016 and 2015
(Unaudited) (In thousands, except share data)

	Common Stock
	Shares Outstanding	Par Value	Additional Paid-in Capital	Unallocated Common Stock Held by the Employee Stock Ownership Plan	Retained Earnings	Accumulated Other Comprehensive Income (loss) Net of tax	Treasury Stock	Total Stockholders' Equity
Balance at December 31, 2014	48,402,083	$582	$499,606	$(25,782)	$248,908	$(765)	$(128,621)	$593,928
Net income					9,297			9,297
Other comprehensive loss, net of tax						(788)		(788)
ESOP shares allocated or committed to be released			413	525				938
Stock compensation expense			2,565					2,565
Additional tax benefit on equity awards			119					119
Net issuance of restricted stock	390,800		(5,218)				5,218	—
Exercise of stock options	51,765		(367)		(85)		581	129
Cash dividends declared ($0.07 per common share)					(6,217)			(6,217)
Treasury stock (average cost of $14.57 per share)	(2,906,989)						(42,418)	$(42,418)
Balance at June 30, 2015	45,937,659	$582	$497,118	$(25,257)	$251,903	$(1,553)	$(165,240)	$557,553

Balance at December 31, 2015	45,565,540	$582	$501,540	$(24,664)	$256,170	$(2,986)	$(170,863)	$559,779
Net income					10,645			10,645
Other comprehensive income, net of tax						6,020		6,020
Acquisition of Hopewell Valley Community Bank	2,707,381	27	41,694					41,721
ESOP shares allocated or committed to be released			466	516				982
Stock compensation expense			4,158					4,158
Additional tax benefit on equity awards			890					890
Exercise of stock options, net	182,209		(2,296)				2,396	100
Cash dividends declared ($0.08 per common share)					(6,810)			(6,810)
Treasury stock (average cost of $15.98 per share)	(132,925)						(2,124)	(2,124)
Balance at June 30, 2016	48,322,205	$609	$546,452	$(24,148)	$260,005	$3,034	$(170,591)	$615,361

See accompanying notes to unaudited consolidated financial statements.

NORTHFIELD BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (In thousands)

	Six Months Ended June 30,
	2016	2015
Cash flows from operating activities:
Net income	$10,645	$9,297
Adjustments to reconcile net income to net cash provided by operating activities:
(Recovery) provision for loan losses	(117)	272
ESOP and stock compensation expense	5,140	3,503
Depreciation	1,838	1,731
Amortization of premiums, and deferred loan costs, net of (accretion) of discounts, and deferred loan fees	956	928
Amortization intangible assets	226	160
Income on bank owned life insurance	(1,993)	(1,882)
Net gain on sale of loans held-for-sale	—	(10)
Proceeds from sale of loans held-for-sale	—	1,630
Origination of loans held-for-sale	—	(1,620)
Gain on securities transactions, net	(249)	(54)
Gain on sale of other real estate owned, net	—	(134)
Net purchases of trading securities	(349)	(366)
Decrease in accrued interest receivable	469	(72)
(Increase) decrease in other assets	(3,815)	1,141
Decrease in accrued expenses and other liabilities	(475)	(94)
Net cash provided by operating activities	12,276	14,430
Cash flows from investing activities:
Net increase in loans receivable	(6,008)	(134,959)
Purchase of loans	(76,714)	(127,431)
Redemptions of Federal Home Loan Bank of New York stock, net	980	3,866
Purchases of securities available-for-sale	(105,458)	—
Principal payments and maturities on securities available-for-sale	77,058	90,025
Principal payments and maturities on securities held-to-maturity	89	803
Proceeds from sale of securities available-for-sale	42,317	39,226
Proceeds from sale of other real estate owned	—	392
Purchases and improvements of premises and equipment	(409)	(647)
Net cash acquired in business combination	55,479	—
Net cash used in investing activities	(12,666)	(128,725)
Cash flows from financing activities:
Net increase in deposits	97,303	359,434
Dividends paid	(6,810)	(6,217)
Exercise of stock options	100	129
Purchase of treasury stock	(2,124)	(42,418)
Additional tax benefit on equity awards	890	119
Increase in advance payments by borrowers for taxes and insurance	734	1,904
Repayments under capital lease obligations	(98)	(88)
Proceeds from securities sold under agreements to repurchase and other borrowings	110,064	105,072
Repayments related to securities sold under agreements to repurchase and other borrowings	(191,000)	(304,564)
Net cash provided by financing activities	9,059	113,371
Net increase (decrease) in cash and cash equivalents	8,669	(924)
Cash and cash equivalents at beginning of period	51,853	76,709
Cash and cash equivalents at end of period	$60,522	$75,785

NORTHFIELD BANCORP, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued) (Unaudited) (In thousands)
	Six Months Ended June 30,
	2016	2015
Supplemental cash flow information:
Cash paid during the period for:
Interest	$10,988	$9,579
Income taxes	6,035	5,597
Non-cash transactions:
Loans charged-off, net	336	1,048
Other real estate owned write-downs	—	71
Acquisition:
Non-cash assets acquired, at fair value:
Securities available for sale	$61,633	$—
Loans	342,566	—
Accrued interest receivable	1,452	—
Bank-owned life insurance	11,269	—
Premises and equipment	5,926	—
Federal Home Loan Bank of New York stock, at cost	476	—
Goodwill and other intangible assets	24,265	—
Other assets	5,389	—
Total non-cash assets acquired	452,976	—
Non-cash liabilities assumed at fair value:
Deposits	$456,203	—
Borrowings	2,213	—
Other liabilities	8,318	—
Total non-cash liabilities assumed	466,734	—
Net non-cash liabilities assumed	(13,758)	—
Net cash and cash equivalents acquired	55,479	—
Common stock issued in acquisition	$41,721	$—

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

In the opinion of management, all adjustments (consisting solely of normal and recurring adjustments) necessary for the fair presentation of the consolidated financial condition and the consolidated results of operations for the unaudited periods presented have been included.  The results of operations and other data presented for the three and six months ended June 30, 2016, are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2016.  Whenever necessary, certain prior year amounts are reclassified to conform to the current year presentation.
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

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

The following table summarizes the estimated fair values of the assets acquired and the liabilities assumed at the date of acquisition for Hopewell Valley (in thousands):

ASSETS ACQUIRED:	January 8, 2016
Cash and cash equivalents, net	$55,479
Securities available for sale	61,633
Loans	342,566
Accrued interest receivable	1,452
Bank-owned life insurance	11,269
Premises and equipment	5,926
Federal Home Loan Bank of New York stock, at cost	476
Goodwill	22,252
Other intangible assets	2,013
Other assets	5,389
Total assets acquired	$508,455
LIABILITIES ASSUMED:
Deposits	$456,203
Other borrowings	2,213
Other liabilities	8,318
Total liabilities assumed	$466,734
Net assets acquired	$41,721

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

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

Note 3 – Securities Available-for-Sale
The following is a comparative summary of mortgage-backed securities and other securities available-for-sale at June 30, 2016, and December 31, 2015 (in thousands):

	June 30, 2016
		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
	cost	gains	losses	value
Mortgage-backed securities:
Pass-through certificates:
Government sponsored enterprises (GSE)	$259,643	$7,360	$236	$266,767
Real estate mortgage investment conduits (REMICs):
GSE	272,286	1,480	3,226	270,540
Non-GSE	435	—	15	420
	532,364	8,840	3,477	537,727
Other debt securities:
Municipal bonds	3,867	49	—	3,916
Corporate bonds	55,081	267	79	55,269
	58,948	316	79	59,185
Other securities
Equity investments-mutual funds	1,143	20	—	1,163
Other	1,254	—	—	1,254
Total securities available-for-sale	$593,709	$9,176	$3,556	$599,329

	December 31, 2015
		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
	cost	gains	losses	value
Mortgage-backed securities:
Pass-through certificates:
GSE	$228,557	$4,673	$1,530	$231,700
REMICs:
GSE	305,387	647	8,210	297,824
Non-GSE	597	—	18	579
	534,541	5,320	9,758	530,103
Other securities:
Equity investments-mutual funds	481	—	—	481
Corporate bonds	11,002	9	—	11,011
	11,483	9	—	11,492
Total securities available-for-sale	$546,024	$5,329	$9,758	$541,595

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

The following is a summary of the expected maturity distribution of debt securities available-for-sale, other than mortgage-backed securities, at June 30, 2016 (in thousands):

Available-for-sale	Amortized cost	Estimated fair value
Due in one year or less	$12,472	$12,470
Due after one year through five years	40,893	41,181
Due after five years through ten years	5,085	5,113
Due after ten years	498	421
	$58,948	$59,185

Contractual maturities for mortgage-backed securities are not included above, as expected maturities on mortgage-backed securities may differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without penalties.

For the three and six months ended June 30, 2016, the Company had gross proceeds of $15.2 million and $42.3 million, respectively, on sales of securities available-for-sale, with gross realized gains of approximately $260,000 and $334,000, and gross realized losses of approximately $105,000 and $128,000, for the three and six months ended June 30, 2016. For the three and six months ended June 30, 2015, the Company had gross proceeds of $39.2 million on sales of securities available-for-sale, with gross realized gains of approximately $46,000 and gross realized losses of approximately $3,000. The Company recognized net gains of $92,000 and $43,000, on its trading securities portfolio during the three and six months ended June 30, 2016, respectively. The Company recognized net losses of $50,000, and net gains of $11,000, on its trading securities portfolio during the three and six months ended June 30, 2015.  The Company did not recognize any other-than-temporary impairment charges during the three and six months ended June 30, 2016, or June 30, 2015.

Gross unrealized losses on mortgage-backed securities and corporate bonds available-for-sale, and the estimated fair value of the related securities, aggregated by security category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2016, and December 31, 2015, were as follows (in thousands):

	June 30, 2016
	Less than 12 months		12 months or more		Total
	Unrealized	Estimated	Unrealized	Estimated	Unrealized	Estimated
	losses	fair value	losses	fair value	losses	fair value
Mortgage-backed securities:
Pass-through certificates:
GSE	$29	$1,262	$207	$8,145	$236	$9,407
REMICs:
GSE	26	9,423	3,200	125,196	3,226	134,619
Non-GSE	—	—	15	420	15	420
Other debt securities:
Corporate bonds	79	8,571	—	—	79	8,571
Total	$134	$19,256	$3,422	$133,761	$3,556	$153,017

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

	December 31, 2015
	Less than 12 months		12 months or more		Total
	Unrealized	Estimated	Unrealized	Estimated	Unrealized	Estimated
	losses	fair value	losses	fair value	losses	fair value
Mortgage-backed securities:
Pass-through certificates:
GSE	$115	$14,424	$1,415	$52,120	$1,530	$66,544
REMICs:
GSE	338	31,937	7,872	164,666	8,210	196,603
Non-GSE			18	579	18	579
Other Securities:
Corporate Bonds	$—	$—	$—	$—	$—	$—
Total	$453	$46,361	$9,305	$217,365	$9,758	$263,726

The Company held six pass-through mortgage-backed securities issued or guaranteed by GSEs, nine REMIC mortgage-backed securities issued or guaranteed by GSEs, and two REMIC mortgage-backed securities not issued or guaranteed by GSEs that were in a continuous unrealized loss position of twelve months or greater at June 30, 2016.  There were 16 pass-through mortgage-backed securities issued or guaranteed by GSEs, two REMIC mortgage-backed securities issued or guaranteed by a GSE, and three corporate bonds that were in an unrealized loss position of less than twelve months at June 30, 2016. All securities referred to above were rated investment grade at June 30, 2016.  The declines in value relate to the general interest rate environment and are considered temporary.  The securities cannot be prepaid in a manner that would result in the Company not receiving substantially all of its amortized cost.  The Company neither has an intent to sell, nor is it more likely than not that the Company will be required to sell, the securities before the recovery of their amortized cost basis or, if necessary, maturity.

The fair values of our investment securities could decline in the future if the underlying performance of the collateral for the collateralized mortgage obligations or other securities deteriorates and our credit enhancement levels do not provide sufficient protections to our contractual principal and interest, which may result in other-than-temporary impairment in the future.

Note 4 – Securities Held-to-Maturity
The following is a summary of mortgage-backed securities held-to-maturity at June 30, 2016, and December 31, 2015 (in thousands):

	June 30, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Mortgage-backed securities:
Pass-through certificates:
GSEs	$10,249	$214	$—	$10,463
Total securities held-to-maturity	$10,249	$214	$—	$10,463

	December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Mortgage-backed securities:
Pass-through certificates:
GSEs	$10,346	$53	$30	$10,369
Total securities held-to-maturity	$10,346	$53	$30	$10,369

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

Contractual maturities for mortgage-backed securities are not presented, as expected maturities on mortgage‑backed securities may differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without penalties. There were no sales of held-to-maturity securities for the three months ended June 30, 2016, or June 30, 2015. The Company had no held-to-maturity securities at June 30, 2016, that were in an unrealized loss position.

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

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

Note 5 – Loans

Net loans held-for-investment are as follows (in thousands):

	June 30,	December 31,
	2016	2015
Real estate loans:
Multifamily	$1,367,065	$1,318,461
Commercial mortgage	404,375	402,073
One-to-four family residential mortgage	106,645	98,332
Home equity and lines of credit	64,297	61,413
Construction and land	16,054	18,652
Total real estate loans	1,958,436	1,898,931
Commercial and industrial loans	26,048	25,554
Other loans	1,850	2,256
Total commercial and industrial and other loans	27,898	27,810
Deferred loan cost, net	6,100	4,844
Originated loans held-for-investment, net	1,992,434	1,931,585
PCI Loans	36,149	33,115
Loans acquired:
One-to-four family residential mortgage	357,510	330,672
Commercial mortgage	194,388	11,160
Multifamily	135,035	64,779
Home equity and lines of credit	29,312	2,404
Construction and land	25,832	—
Total real estate loans	742,077	409,015
Commercial and industrial loans	26,698	—
Other loans	597	—
Total loans acquired, net	769,372	409,015
Loans held-for-investment, net	2,797,955	2,373,715
Allowance for loan losses	(24,317)	(24,770)
Net loans held-for-investment	$2,773,638	$2,348,945

PCI loans totaled $36.1 million at June 30, 2016, as compared to $33.1 million at December 31, 2015 and included $5.0 million of loans acquired as part of the Hopewell Valley acquisition. The remaining balance of PCI loans is primarily attributable to those acquired as part of an FDIC-assisted transaction. The Company accounts for PCI loans utilizing U.S. GAAP applicable to loans acquired with deteriorated credit quality.  At June 30, 2016, PCI loans consist of approximately 36.2% commercial real estate loans and 45.8% commercial and industrial loans, with the remaining balance in residential and home equity loans.  At December 31, 2015, PCI loans consist of approximately 27.9% commercial real estate loans and 52.4% commercial and industrial loans, with the remaining balance in residential and home equity loans.

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

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

The following table details the accretion of interest income for PCI loans for the three and six months ended June 30, 2016 and June 30, 2015 (in thousands):

	At or for the three months ended June 30,		At or for the six months ended June 30,
	2016	2015	2016	2015
Balance at the beginning of period	$22,418	$26,800	$22,853	$27,943
Acquisition	—	—	845	—
Accretion into interest income	(1,439)	(1,094)	(2,719)	(2,237)
Balance at end of period	$20,979	$25,706	$20,979	$25,706

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

The following tables set forth activity in our allowance for loan losses, by loan type, as of and for the three and six months ended June 30, 2016, and June 30, 2015 (in thousands):

	Three Months Ended June 30, 2016
	Real Estate
	Commercial	One-to-Four Family	Construction and Land	Multifamily	Home Equity and Lines of Credit	Commercial and Industrial	Other	Unallocated	Originated Loans Total	Purchased Credit-Impaired	Acquired Loans	Total
Allowance for loan losses:
Beginning balance	$6,197	$798	$521	$13,328	$781	$1,311	$88	$466	$23,490	$783	$105	$24,378
Charge-offs	(78)	(20)	—	—	—	(1)	—	—	(99)	—	—	(99)
Recoveries	19	1	—	—	1	—	3	—	24	—	—	24
Provisions/(credit)	483	(17)	(328)	224	(272)	(44)	(14)	(25)	7	—	7	14
Ending balance	$6,621	$762	$193	$13,552	$510	$1,266	$77	$441	$23,422	$783	$112	$24,317

	Three Months Ended June 30, 2015
	Real Estate
	Commercial	One-to-Four Family	Construction and Land	Multifamily	Home Equity and Lines of Credit	Commercial and Industrial	Other	Unallocated	Originated Loans Total	Purchased Credit-Impaired	Acquired Loans	Total
Allowance for loan losses:
Beginning balance	$8,483	$870	$218	$12,698	$842	$995	$103	$1,228	$25,437	$400	$61	$25,898
Charge-offs	(186)	(126)	—	(113)	—	(32)	—	—	(457)	—	—	(457)
Recoveries	—	—	—	—	—	—	3	—	3	—	—	3
Provisions/(credit)	(956)	363	(33)	623	99	48	23	(93)	74	—	(2)	72
Ending balance	$7,341	$1,107	$185	$13,208	$941	$1,011	$129	$1,135	$25,057	$400	$59	$25,516

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

	Six Months Ended June 30, 2016
	Real Estate
	Commercial	One-to-Four Family	Construction and Land	Multifamily	Home Equity and Lines of Credit	Commercial and Industrial	Other	Unallocated	Originated Loans Total	Purchased Credit-Impaired	Acquired Loans	Total
Allowance for loan losses:
Beginning balance	$7,106	$787	$261	$12,387	$795	$1,288	$155	$1,093	$23,872	$783	$115	$24,770
Charge-offs	(191)	(20)	—	(277)	—	(1)	—	—	(489)	—	—	(489)
Recoveries	147	1	—	—	1	1	3	—	153	—	—	153
Provisions/(credit)	(441)	(6)	(68)	1,442	(286)	(22)	(81)	(652)	(114)	—	(3)	(117)
Ending balance	$6,621	$762	$193	$13,552	$510	$1,266	$77	$441	$23,422	$783	$112	$24,317

	Six Months Ended June 30, 2015
	Real Estate
	Commercial	One-to-Four Family	Construction and Land	Multifamily	Home Equity and Lines of Credit	Commercial and Industrial	Other	Unallocated	Originated Loans Total	Purchased Credit-Impaired	Acquired Loans	Total
Allowance for loan losses:
Beginning balance	$9,309	$951	$266	$12,219	$901	$841	$134	$1,209	$25,830	$400	$62	$26,292
Charge-offs	(829)	(127)	—	(113)	—	(32)	—	—	(1,101)	—	—	(1,101)
Recoveries	1	—	—	—	42	6	4	—	53	—	—	53
Provisions/(credit)	(1,140)	283	(81)	1,102	(2)	196	(9)	(74)	275	—	(3)	272
Ending balance	$7,341	$1,107	$185	$13,208	$941	$1,011	$129	$1,135	$25,057	$400	$59	$25,516

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

The following tables detail the amount of loans receivable held-for-investment, net of deferred loan fees and costs, that are evaluated individually, and collectively, for impairment, and the related portion of the allowance for loan losses that is allocated to each loan portfolio segment, at June 30, 2016, and December 31, 2015 (in thousands).

	June 30, 2016
	Real Estate
	Commercial	One-to-Four Family	Construction and Land	Multifamily	Home Equity and Lines of Credit	Commercial and Industrial	Other	Unallocated	Originated Loans Total	Purchased Credit-Impaired	Acquired Loans	Total
Allowance for loan losses:
Ending balance: individually evaluated for impairment	$598	$128	$—	$125	$39	$6	$—	$—	$896	$—	$112	$1,008
Ending balance: collectively evaluated for impairment	$6,023	$634	$193	$13,427	$471	$1,260	$77	$441	$22,526	$783	$—	$23,309
Loans, net:
Ending balance	$405,010	$107,277	$16,077	$1,370,526	$65,564	$26,129	$1,851	$—	$1,992,434	$36,149	$769,372	$2,797,955
Ending balance: individually evaluated for impairment	$23,924	$2,307	$—	$2,135	$345	$109	$—	$—	$28,820	$—	$3,517	$32,337
Ending balance: collectively evaluated for impairment	$381,086	$104,970	$16,077	$1,368,391	$65,219	$26,020	$1,851	$—	$1,963,614	$36,149	$765,855	$2,765,618

	December 31, 2015
	Real Estate
	Commercial	One-to-Four Family	Construction and Land	Multifamily	Home Equity and Lines of Credit	Commercial and Industrial	Other	Unallocated	Originated Loans Total	Purchased Credit-Impaired	Acquired Loans	Total
Allowance for loan losses:
Ending balance: individually evaluated for impairment	$394	$167	$—	$158	$51	$4	$—	$—	$774	$—	$115	$889
Ending balance: collectively evaluated for impairment	$6,712	$620	$261	$12,229	$744	$1,284	$155	$1,093	$23,098	$783	$—	$23,881
Loans, net:
Ending balance	$402,714	$99,010	$18,677	$1,320,724	$62,594	$25,610	$2,256	$—	$1,931,585	$33,115	$409,015	$2,373,715
Ending balance: individually evaluated for impairment	$20,465	$2,344	$—	$2,458	$354	$116	$—	$—	$25,737	$—	$3,250	$28,987
Ending balance: collectively evaluated for impairment	$382,249	$96,666	$18,677	$1,318,266	$62,240	$25,494	$2,256	$—	$1,905,848	$33,115	$405,765	$2,344,728

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

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

The following tables detail the recorded investment of originated loans held-for-investment, net of deferred fees and costs, by loan type and credit quality indicator at June 30, 2016, and December 31, 2015 (in thousands):

	At June 30, 2016
	Real Estate
	Multifamily		Commercial		One-to-Four Family		Construction and Land	Home Equity and Lines of Credit	Commercial and Industrial	Other	Total
	< 35% LTV	=> 35% LTV	< 35% LTV	=> 35% LTV	< 60% LTV	=> 60% LTV
Internal Risk Rating
Pass	$124,539	$1,239,764	$54,086	$321,604	$57,492	$45,847	$16,077	$65,109	$25,499	$1,851	$1,951,868
Special Mention	37	3,762	—	2,934	498	—	—	72	144	—	7,447
Substandard	41	2,383	1,208	25,178	1,967	1,473	—	383	486	—	33,119
Originated loans held-for-investment, net	$124,617	$1,245,909	$55,294	$349,716	$59,957	$47,320	$16,077	$65,564	$26,129	$1,851	$1,992,434

	At December 31, 2015
	Real Estate
	Multifamily		Commercial		One-to-Four Family		Construction and Land	Home Equity and Lines of Credit	Commercial and Industrial	Other	Total
	< 35% LTV	=> 35% LTV	< 35% LTV	=> 35% LTV	< 60% LTV	=> 60% LTV
Internal Risk Rating
Pass	$124,678	$1,188,916	$52,253	$319,733	$48,429	$46,578	$18,677	$61,935	$24,846	$2,256	$1,888,301
Special Mention	51	3,832	974	2,966	504	—	—	75	316	—	8,718
Substandard	775	2,472	1,233	25,555	2,112	1,387	—	584	448	—	34,566
Originated loans held-for-investment, net	$125,504	$1,195,220	$54,460	$348,254	$51,045	$47,965	$18,677	$62,594	$25,610	$2,256	$1,931,585

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

Included in loans receivable are loans for which the accrual of interest income has been discontinued due to deterioration in the financial condition of the borrowers.  The recorded investment of these non-accrual loans was $10.7 million and $8.8 million at June 30, 2016, and December 31, 2015, respectively. Generally, loans are placed on non-accrual status when they become 90 days or more delinquent, or sooner if considered appropriate by management, and remain on non-accrual status until they are brought current, have six consecutive months of performance under the loan terms, and factors indicating reasonable doubt about the timely collection of payments no longer exist.  Therefore, loans may be current in accordance with their loan terms, or may be less than 90 days delinquent and still be on a non-accruing status.

These non-accrual amounts included loans deemed to be impaired of $8.9 million and $6.7 million at June 30, 2016, and December 31, 2015, respectively.  Loans on non-accrual status with principal balances less than $500,000, and therefore not meeting the Company’s definition of an impaired loan, amounted to $1.8 million and $2.1 million at June 30, 2016, and December 31, 2015, respectively.  There were no loans held-for-sale at June 30, 2016, or December 31, 2015. Loans past due 90 days or more and still accruing interest were $282,000 and $15,000 at June 30, 2016, and December 31, 2015, respectively, and consisted of loans that are considered well secured and in the process of collection.

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

The following tables set forth the detail, and delinquency status, of non-performing loans (non-accrual loans and loans past due 90 days or more and still accruing), net of deferred fees and costs, at June 30, 2016, and December 31, 2015, excluding loans held-for-sale and PCI loans which have been segregated into pools. For PCI loans, each loan pool is accounted for as a single asset with a single composite interest rate and an aggregate expectation of cash flows (in thousands):

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

	At June 30, 2016
	Total Non-Performing Loans
	Non-Accruing Loans
	0-29 Days Past Due	30-89 Days Past Due	90 Days or More Past Due	Total	90 Days or More Past Due and Accruing	Total Non-Performing Loans
Loans held-for-investment:
Real estate loans:
Commercial
LTV => 35%
Substandard	$1,285	$—	$6,887	$8,172	$—	$8,172
Total commercial	1,285	—	6,887	8,172	—	8,172
One-to-four family residential
LTV < 60%
Substandard	—	522	700	1,222	58	1,280
Total one-to-four family residential	—	522	700	1,222	58	1,280
Multifamily
LTV < 35%
Substandard	41	—	—	41	—	41
LTV => 35%
Substandard	—	—	282	282	—	282
Total multifamily	41	—	282	323	—	323
Home equity and lines of credit
Substandard	—	—	225	225	—	225
Total home equity and lines of credit	—	—	225	225	—	225
Commercial and industrial loans
Substandard	—	—	65	65	—	65
Total commercial and industrial loans	—	—	65	65	—	65
Other loans
Pass	—	—	—	—	17	17
Total other loans	—	—	—	—	17	17
Total non-performing loans held-for-investment	1,326	522	8,159	10,007	75	10,082
Loans acquired:
Commercial
LTV < 35%
Substandard	—	—	241	241	207	448
Total commercial	—	—	241	241	207	448
One-to-four family residential
LTV < 60%
Substandard	425	—	—	425	—	425
Total one-to-four family residential	425	—	—	425	—	425
Commercial and industrial loans
Substandard	—	—	13	13	—	13
Total commercial and industrial loans	—	—	13	13	—	13
Total non-performing loans acquired	425	—	254	679	207	886
Total non-performing loans	$1,751	$522	$8,413	$10,686	$282	$10,968

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

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

The following tables set forth the detail and delinquency status of originated and acquired loans held-for-investment, net of deferred fees and costs, by performing and non-performing loans at June 30, 2016, and December 31, 2015 (in thousands):

	June 30, 2016
	Performing (Accruing) Loans
	0-29 Days Past Due	30-89 Days Past Due	Total	Non-Performing Loans	Total Loans Receivable, net
Loans held-for-investment:
Real estate loans:
Commercial
LTV < 35%
Pass	$53,259	$827	$54,086	$—	$54,086
Substandard	1,208	—	1,208	—	1,208
Total	54,467	827	55,294	—	55,294
LTV => 35%
Pass	320,722	882	321,604	—	321,604
Special Mention	2,934	—	2,934	—	2,934
Substandard	14,429	2,577	17,006	8,172	25,178
Total	338,085	3,459	341,544	8,172	349,716
Total commercial	392,552	4,286	396,838	8,172	405,010
One-to-four family residential
LTV < 60%
Pass	54,922	2,570	57,492	—	57,492
Special Mention	132	366	498	—	498
Substandard	425	262	687	1,280	1,967
Total	55,479	3,198	58,677	1,280	59,957
LTV => 60%
Pass	45,847	—	45,847	—	45,847
Substandard	1,473	—	1,473	—	1,473
Total	47,320	—	47,320	—	47,320
Total one-to-four family residential	102,799	3,198	105,997	1,280	107,277
Construction and land
Pass	16,077	—	16,077		16,077
Total construction and land	16,077	—	16,077	—	16,077
Multifamily
LTV < 35%
Pass	124,515	24	124,539	—	124,539
Special Mention	37	—	37	—	37
Substandard	—	—	—	41	41
Total	124,552	24	124,576	41	124,617
LTV => 35%
Pass	1,238,809	955	1,239,764	—	1,239,764
Special Mention	3,762	—	3,762	—	3,762
Substandard	2,101	—	2,101	282	2,383
Total	1,244,672	955	1,245,627	282	1,245,909
Total multifamily	1,369,224	979	1,370,203	323	1,370,526
Home equity and lines of credit
Pass	65,091	18	65,109	—	65,109
Special Mention	72	—	72	—	72
Substandard	158	—	158	225	383
Total home equity and lines of credit	65,321	18	65,339	225	65,564
Commercial and industrial
Pass	25,479	20	25,499	—	25,499
Special Mention	144	—	144	—	144
Substandard	421	—	421	65	486
Total commercial and industrial	26,044	20	26,064	65	26,129

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

	June 30, 2016
	Performing (Accruing) Loans
	0-29 Days Past Due	30-89 Days Past Due	Total	Non-Performing Loans	Total Loans Receivable, net
Other loans
Pass	1,790	44	1,834	17	1,851
Total other loans	1,790	44	1,834	17	1,851
Total originated loans held-for-investment	$1,973,807	$8,545	$1,982,352	$10,082	$1,992,434
Acquired loans:
One-to-four family residential
LTV < 60%
Pass	322,832	431	323,263	—	323,263
Special Mention	526	—	526	—	526
Substandard	897	—	897	425	1,322
Total	324,255	431	324,686	425	325,111
LTV => 60%
Pass	31,645	—	31,645	—	31,645
Substandard	754	—	754	—	754
Total	32,399	—	32,399	—	32,399
Total one-to-four family residential	356,654	431	357,085	425	357,510
Commercial
LTV < 35%
Pass	64,790	412	65,202	—	65,202
Special Mention	193	—	193	—	193
Substandard	540	509	1,049	448	1,497
Total	65,523	921	66,444	448	66,892
LTV => 35%
Pass	117,117	60	117,177	—	117,177
Special Mention	4,148	141	4,289	—	4,289
Substandard	4,190	1,840	6,030	—	6,030
Total	125,455	2,041	127,496	—	127,496
Total commercial	190,978	2,962	193,940	448	194,388
Construction and land
Pass	24,464	1,368	25,832	—	25,832
Total construction and land	24,464	1,368	25,832	—	25,832
Multifamily
LTV < 35%
Pass	124,637	—	124,637	—	124,637
Special Mention	123	—	123	—	123
Total	124,760	—	124,760	—	124,760
LTV => 35%
Pass	9,443	—	9,443	—	9,443
Special Mention	242	—	242	—	242
Substandard	590	—	590	—	590
Total	10,275	—	10,275	—	10,275
Total multifamily	135,035	—	135,035	—	135,035
Home equity and lines of credit
Pass	29,034	181	29,215	—	29,215
Substandard	97	—	97	—	97
Total home equity and lines of credit	29,131	181	29,312	—	29,312
Commercial and industrial
Pass	26,685	—	26,685	—	26,685
Substandard	—	—	—	13	13
Total commercial and industrial	26,685	—	26,685	13	26,698
Other - Pass	591	6	597	—	597
Total loans acquired	763,538	4,948	768,486	886	769,372
	$2,737,345	$13,493	$2,750,838	$10,968	$2,761,806

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
Loans Acquired
Real estate loans:
One-to-four family residential
LTV < 60%
Pass	313,425	312	313,737	—	313,737
Special Mention	549	—	549	—	549
Substandard	737	177	914	429	1,343
Total	314,711	489	315,200	429	315,629
LTV => 60%
Pass	14,759	—	14,759	—	14,759
Substandard	284	—	284	—	284
Total	15,043	—	15,043	—	15,043
Total one-to-four family residential	329,754	489	330,243	429	330,672
Commercial
LTV < 35%
Pass	2,164	—	2,164	—	2,164
Substandard	—	729	729	—	729
Total	2,164	729	2,893	—	2,893
LTV => 35%
Pass	5,536	—	5,536	—	5,536
Special Mention	883	—	883	—	883
Substandard	1,848	—	1,848	—	1,848
Total	8,267	—	8,267	—	8,267
Total commercial	10,431	729	11,160	—	11,160
Multifamily
LTV < 35%
Pass	4,695	—	4,695	—	4,695
Special Mention	138	—	138	—	138
Total	4,833	—	4,833	—	4,833
LTV => 35%
Pass	59,632	—	59,632	—	59,632
Special Mention	314	—	314	—	314
Total	59,946	—	59,946	—	59,946
Total multifamily	64,779	—	64,779	—	64,779
Home equity and lines of credit
Pass	2,404	—	2,404	—	2,404
Total home equity and lines of credit	2,404	—	2,404	—	2,404
Total loans acquired	407,368	1,218	408,586	429	409,015
	$2,310,158	$21,620	$2,331,778	$8,822	$2,340,600

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

The following table summarizes originated and acquired impaired loans as of June 30, 2016, and December 31, 2015 (in thousands):

	At June 30, 2016			At December 31, 2015
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With No Allowance Recorded:
Real estate loans:
Commercial
LTV < 35%
Substandard	$—	$139	$—	—	139	—
LTV => 35%
Pass	3,977	4,114	—	4,051	4,188	—
Special Mention	—	—	—			—
Substandard	14,102	15,565	—	13,371	14,748	—
One-to-four family residential
LTV < 60%
Pass	648	648	—	221	221	—
Substandard	231	231	—	234	234	—
LTV => 60%
Substandard	147	165	—	150	167	—
Multifamily
LTV => 35%
Pass	69	539	—	75	545
Substandard	885	1,163	—	1,012	1,012	—
Commercial and industrial loans
Substandard	81	81	—	87	87	—
With a Related Allowance Recorded:
Real estate loans:
Commercial
LTV => 35%
Substandard	7,685	8,307	(598)	4,891	5,430	(394)
One-to-four family residential
LTV < 60%
Pass	61	61	(7)	503	503	(33)
Substandard	1,582	1,582	(138)	1,604	1,604	(152)
LTV => 60%
Special Mention
Substandard	1,158	1,378	(95)	1,034	1,081	(97)
Multifamily
LTV => 35%
Pass	1,339	1,339	(125)	—	—	—
Substandard	—	—	—	1,371	1,371	(158)
Home equity and lines of credit
Pass	264	264	(8)	269	269	(11)
Special Mention	42	42	(14)	44	44	(19)
Substandard	39	39	(17)	41	41	(21)
Commercial and industrial loans
Special Mention	27	27	(6)	29	29	(4)
Total:
Real estate loans
Commercial	25,764	28,125	(598)	22,313	24,505	(394)
One-to-four family residential	3,827	4,065	(240)	3,746	3,810	(282)
Multifamily	2,293	3,041	(125)	2,458	2,928	(158)
Home equity and lines of credit	345	345	(39)	354	354	(51)
Commercial and industrial loans	108	108	(6)	116	116	(4)
	$32,337	$35,684	$(1,008)	$28,987	$31,713	$(889)

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

Included in the above table at June 30, 2016, are impaired loans with carrying balances of $14.9 million that were not written down by charge-offs or for which there are no specific reserves in our allowance for loan losses.  Included in impaired loans at December 31, 2015, are loans with carrying balances of $14.5 million that were not written down by charge-offs or for which there are no specific reserves in our allowance for loan losses.  Loans not written down by charge-offs or specific reserves at June 30, 2016, and December 31, 2015, are considered to have sufficient collateral values, less costs to sell, to support the carrying balances of the loans.

The following table summarizes the average recorded investment in originated and acquired impaired loans (excluding PCI loans) and interest recognized on impaired loans as of, and for, the three months ended June 30, 2016 and June 30, 2015 (in thousands):

	Three Months Ended				Six Months Ended
	June 30, 2016		June 30, 2015		June 30, 2016		June 30, 2015
	Average Recorded Investment	Interest Income	Average Recorded Investment	Interest Income	Average Recorded Investment	Interest Income	Average Recorded Investment	Interest Income
With No Allowance Recorded:
Real estate loans:
Commercial
LTV => 35%
Pass	$3,996	$54	$2,452	$24	$4,014	$99	$2,738	$48
Special Mention	—	—	273	156	—	—	182	—
Substandard	13,699	166	11,766	—	13,590	350	12,137	264
One-to-four family residential
LTV < 60%
Pass	651	7	193	5	508	16	150	9
Special Mention	—	—	69	—	—	—	92	—
Substandard	231	1	153	1	232	1	189	1
LTV => 60%
Substandard	148	1	78	—	149	2	52	—
Multifamily
LTV => 35%
Pass	70	4	82	4	71	8	83	9
Substandard	809	7	466	6	877	11	470	10
Home equity and lines of credit
Special Mention	—	—	48	1	—	—	48	1
Commercial and industrial loans
Special Mention	—	—	15	—	—	—	99	1
Substandard	83	—	95	—	84	—	96	—
With a Related Allowance Recorded:
Real estate loans:
Commercial
LTV => 35%
Pass	—		839	23			559	45
Substandard	7,915	16	11,693	197	6,907	31	12,139	214
One-to-four family residential
LTV < 60%
Pass	61	1	221	3	208	1	147	5
Special Mention	—	—	158	—	—	—	212	—
Substandard	1,588	5	881	3	1,593	11	870	7
LTV => 60%
Substandard	1,091	11	472	48	1,072	15	413	50
Multifamily
LTV => 35%
Pass	670	13	—	—	446	25	—	—
Substandard	679	—	1,406	13	909	—	1,413	26
Home equity and lines of credit
Pass	265	2	137	2	266	4	91	4
Special Mention	43	1	138	—	43	1	185	—
Substandard	40	—	22	1	40	1	14	1

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

	Three Months Ended				Six Months Ended
	June 30, 2016		June 30, 2015		June 30, 2016		June 30, 2015
Commercial and industrial loans
Special Mention	28	—	—	—	28	1	21	—
Substandard	—	—	16	—	—	—	136	—
Total:
Real estate loans
Commercial	25,610	236	27,023	400	24,511	480	27,755	571
One-to-four family residential	3,770	26	2,225	60	3,762	46	2,125	72
Multifamily	2,228	24	1,954	23	2,303	44	1,966	45
Home equity and lines of credit	348	3	345	4	349	6	338	6
Commercial and industrial loans	111	—	126	—	112	1	352	1
	$32,067	$289	$31,673	$487	$31,037	$577	$32,536	$695

There were no loans modified as troubled debt restructurings (TDRs) during the three or six months ended June 30, 2016. The following table summarizes loans that were modified as troubled debt restructurings during the three and six months ended June 30, 2015:

	Three Months Ended			Six Months Ended
	June 30, 2015
	Number of Relationships	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investement	Number of Relationships	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investement
		(in thousands)			(in thousands)
TDR's
Commercial real estate loans
Substandard	2	2,203	2,203	3	8,457	8,457
One-to-four family residential
Pass	—	—	—	1	20	20
Substandard	2	518	518	3	561	561
Home equity and lines of credit	1	43	43	1	43	43
TDR's	5	2,764	2,764	8	$9,081	$9,081

At June 30, 2016, and December 31, 2015, we had TDRs of $26.5 million and $26.6 million, respectively.

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

At June 30, 2016, there were three TDR loans that were restructured during the twelve months ended June 30, 2016, that subsequently defaulted. The loans consisted of one commercial real estate loan with a recorded investment of $1.8 million, which was less than 90 days delinquent and on accrual status, and two one-to-four family residential loans with a recorded investment of $361,000, which were 90 days or more past due and on non-accrual status. At June 30, 2015, no TDR loan that was restructured during the twelve months ended June 30, 2015, had subsequently defaulted.

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

Note 6 – Deposits

Deposits account balances are summarized as follows (in thousands):

	June 30,	December 31,
	2016	2015
Non-interest-bearing demand	$388,428	$263,073
Interest-bearing negotiable orders of withdrawal (NOW)	344,131	217,813
Savings and money market	1,285,946	1,072,175
Certificates of deposit	587,930	499,868
Total deposits	$2,606,435	$2,052,929

Interest expense on deposit accounts is summarized for the periods indicated (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Negotiable orders of withdrawal, savings, and money market	$2,020	$1,102	$3,896	$2,056
Certificates of deposit	1,683	1,356	3,231	2,476
Total interest expense on deposit accounts	$3,703	$2,458	$7,127	$4,532

Note 7 – Equity Incentive Plan

The following table is a summary of the Company’s stock options outstanding as of June 30, 2016, and changes therein during the six months then ended.

	Number of Stock Options	Weighted Average Grant Date Fair Value	Weighted Average Exercise Price	Weighted Average Contractual Life (years)
Outstanding - December 31, 2015	6,011,861	$3.30	$10.93	6.41
Forfeited	(2,000)	4.07	14.76	—
Exercised	(324,867)	2.35	7.28	—
Outstanding - June 30, 2016	5,684,994	3.35	11.13	6.09
Exercisable - June 30, 2016	3,346,896	$2.89	$9.32	4.54

Expected future stock option expense related to the non-vested options outstanding as of June 30, 2016, is $8.3 million over an average period of 3.31 years.
The following is a summary of the status of the Company’s restricted share awards as of June 30, 2016, and changes therein during the six months then ended.

	Number of Shares Awarded	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2015	1,193,862	$13.70
Vested	(274,920)	13.63
Forfeited	—	—
Non-vested at June 30, 2016	918,942	$13.72

Expected future stock award expense related to the non-vested restricted share awards as of June 30, 2016, is $11.3 million over an average period of 3.32 years.

During the three months ended June 30, 2016 and 2015, the Company recorded $2.1 million and $1.6 million respectively, of stock-based compensation related to the above plans. During the six months ended June 30, 2016 and 2015, the Company recorded $4.2 million and $2.6 million, respectively, of stock-based compensation related to the above plans.

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

Note 8 – Fair Value Measurements
The following tables present the assets reported on the consolidated balance sheet at their estimated fair value as of June 30, 2016, and December 31, 2015, by level within the fair value hierarchy as required by the Fair Value Measurements and Disclosures Topic of the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC).  Financial assets and liabilities are classified in their entirety based on the level of input that is significant to the fair value measurement.  The fair value hierarchy is as follows:

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

	Fair Value Measurements at June 30, 2016 Using:
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Measured on a recurring basis:
Assets:
Investment securities:
Available-for-sale:
U.S. Treasury securities	$—	$—	$—	$—
Mortgage-backed securities:
GSE	537,307	$—	537,307	$—
Non-GSE	420	—	420	—
Other securities:
GSE bonds	—	—	—
Municipal bonds	3,916	—	3,916
Corporate bonds	55,269	—	55,269	—
Equities	1,163	192	971	—
Other	1,254	—	1,254
Total available-for-sale	599,329	192	599,137	—
Trading securities	7,106	7,106	—	—
Total	$606,435	$7,298	$599,137	$—
Measured on a non-recurring basis:
Assets:
Impaired loans:
Real estate loans:
Commercial real estate	$11,973	$—	$—	$11,973
One-to-four family residential mortgage	2,561	—	—	2,561
Multifamily	1,563	—	—	1,563
Home equity and lines of credit	306	—	—	306
Total impaired real estate loans	16,403	—	—	16,403
Commercial and industrial loans	22	—	—	22
Other real estate owned	45	—	—	45
Total	$16,470	$—	$—	$16,470

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

	Fair Value Measurements at December 31, 2015 Using:
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
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

The following table presents qualitative information for Level 3 assets measured at fair value on a non-recurring basis at June 30, 2016, and December 31, 2015 (dollars in thousands):

	Fair Value		Valuation Methodology	Unobservable Inputs	Range of Inputs
	June 30, 2016	December 31, 2015			June 30, 2016	December 31, 2015
Impaired loans	$16,425	$13,580	Appraisals	Discount for costs to sell	7.0%	7.0%
				Discount for quick sale	10.0%	10.0%
			Discounted cash flows	Interest rates	4.75% to 7.5%	4.75% to 7.5%
Other real estate owned	$45	$45	Appraisals	Discount for costs to sell	7.0%	7.0%

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

Available for Sale Securities: The estimated fair values for mortgage-backed securities, corporate and other debt securities, and certain less liquid equity securities are obtained from an independent nationally recognized third-party pricing service.  The estimated fair values are derived primarily from cash flow models, which include assumptions for interest rates, credit losses, and prepayment speeds.  Broker/dealer quotes are utilized as well, when such quotes are available and deemed representative of the market.  The significant inputs utilized in the cash flow models are based on market data obtained from sources independent of the Company (Observable Inputs), and are therefore classified as Level 2 within the fair value hierarchy.  The estimated fair values of U.S. Treasury securities and equity securities consisting of publicly traded mutual funds are classified as Level 1 and are derived from quoted market prices in active markets. There were no transfers of securities between Level 1 and Level 2 during the three months ended June 30, 2016.
Trading Securities: Fair values are derived from quoted market prices in active markets.  The assets consist of publicly traded mutual funds.

Impaired Loans: At June 30, 2016, and December 31, 2015, the Company had impaired loans held-for-investment (excluding PCI loans) with outstanding principal balances of $20.6 million and $17.0 million, respectively, that were recorded at their estimated fair value of $16.4 million and $13.6 million, respectively.  The Company recorded a net increase in the specific reserve for impaired loans of $117,000 for the six months ended June 30, 2016, utilizing Level 3 inputs.  For purposes of estimating fair value of impaired loans, management utilizes independent appraisals, if the loan is collateral dependent, adjusted downward by management, as necessary, for changes in relevant valuation factors subsequent to the appraisal date, or the present value of expected future cash flows for non-collateral dependent loans and troubled debt restructurings.

Other Real Estate Owned (OREO):  At both June 30, 2016, and December 31, 2015, the Company had assets acquired through foreclosure, or deed in lieu of foreclosure, of $45,000. These assets are recorded at estimated fair value, less estimated selling costs when acquired, establishing a new cost basis.  Estimated fair value is generally based on independent appraisals.  These appraisals include adjustments to comparable assets based on the appraisers’ market knowledge and experience, and are considered Level 3 inputs.  When an asset is acquired, the excess of the loan balance over fair value, less estimated selling costs, is charged to the allowance for loan losses.  If the estimated fair value of the asset declines, a write-down is recorded through non-interest expense.  The valuation of foreclosed assets is subjective in nature and may be adjusted in the future because of changes in economic conditions.

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
Notes to Unaudited Consolidated Financial Statements - (Continued)

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

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

The estimated fair value of the Company’s significant financial instruments at June 30, 2016, and December 31, 2015, is presented in the following tables (in thousands):

	June 30, 2016
		Estimated Fair Value
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$60,522	$60,522	$—	$—	$60,522
Trading securities	7,106	7,106	—	—	7,106
Securities available-for-sale	599,329	192	599,137	—	599,329
Securities held-to-maturity	10,249	—	10,463	—	10,463
Federal Home Loan Bank of New York stock, at cost	25,299	—	25,299	—	25,299
Net loans held-for-investment	2,773,638	—	—	2,760,796	2,760,796
Financial liabilities:
Deposits	$2,606,435	$—	$2,614,527	$—	$2,614,527
Repurchase agreements, Federal Home Loan Bank advances and other borrowings	479,308	—	483,370	—	483,370
Advance payments by borrowers	11,596	—	11,596	—	11,596

	December 31, 2015
		Estimated Fair Value
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$51,853	$51,853	$—	$—	$51,853
Trading securities	6,713	6,713	—	—	6,713
Securities available-for-sale	541,595	481	541,114	—	541,595
Securities held-to-maturity	10,346	—	10,369	—	10,369
Federal Home Loan Bank of New York stock, at cost	25,803	—	25,803	—	25,803
Net loans held-for-investment	2,348,945	—	—	2,375,028	2,375,028
Financial liabilities:
Deposits	$2,052,929	$—	$2,058,894	$—	$2,058,894
Repurchase agreements, Federal Home Loan Bank advances and other borrowings	558,129	—	557,537	—	557,537
Advance payments by borrowers	10,862	—	10,862	—	10,862

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

The following is a summary of the Company’s earnings per share calculations and reconciliation of basic to diluted earnings per share for the periods indicated (dollars in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net income available to common stockholders	$6,985	$4,295	$10,645	$9,297
Weighted average shares outstanding-basic	44,350,458	42,461,128	44,144,434	43,102,453
Effect of non-vested restricted stock and stock options outstanding	1,302,740	1,175,220	1,327,143	1,163,962
Weighted average shares outstanding-diluted	45,653,198	43,636,348	45,471,577	44,266,415
Earnings per share-basic	$0.16	$0.10	$0.24	$0.22
Earnings per share-diluted	$0.15	$0.10	$0.23	$0.21
Anti-dilutive shares	1,032,080	3,933,600	1,021,740	3,195,100

Note 10 – Recent Accounting Pronouncements

In June 2016, the FASB issued Accounting Standards Update (ASU) 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires credit losses on most financial assets measured at amortized cost and certain other instruments to be measured using an expected credit loss model (referred to as the current expected credit loss (CECL) model). Under this model, entities will estimate credit losses over the entire contractual term of the instrument from the date of initial recognition of that instrument. Current US GAAP is based on an incurred loss model that delays recognition of credit losses until it is probable the loss has been incurred. Accordingly, it is anticipated that credit losses will be recognized earlier under the CECL model than under the incurred loss model. ASU 2016-13 is effective for public business entities that are SEC filers for fiscal years and for interim periods within those fiscal years beginning after December 15, 2019. The Company is currently evaluating the potential effect of adoption of this pronouncement on its consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which includes provisions to simplify certain aspects related to the accounting for share-based awards and the related financial statement presentation. The ASU includes a requirement that the tax effect related to the settlement of share-based awards be recorded in income tax benefit or expense in the statements of earnings. This change is required to be adopted prospectively in the period of adoption. In addition, the ASU modifies the classification of certain share-based payment activities within the statements of cash flows and these changes are required to be applied retrospectively to all periods presented, or in certain cases prospectively, beginning in the period of adoption. ASU No. 2016-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. The impact of ASU No. 2016-09 could be material to the Company's results of operations and cash flows in future periods depending upon, among other things, the level of earnings and stock price of the Company.

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

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

Because of these and other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements.  Except as required by law, we disclaim any intention or obligation to update or revise any forward-looking statements after the date of this Quarterly Report on Form 10-Q, whether as a result of new information, future events or otherwise.

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

On January 8, 2016, the Company completed its acquisition of Hopewell Valley, which after purchase accounting adjustments added $508.5 million to total assets, $342.6 million to loans, and $456.2 million to deposits, and nine branch offices in Hunterdon and Mercer Counties, New Jersey. Total consideration paid for Hopewell Valley was $55.4 million, consisting of $13.7 million in cash and 2,707,381 shares of common stock valued at $41.7 million based upon the $15.41 per share closing price of Northfield Bancorp, Inc.'s common stock on January 8, 2016.

Net income was $10.6 million for the six months ended June 30, 2016, as compared to $9.3 million for the six months ended June 30, 2015.  Basic and diluted earnings per common share were $0.24 and $0.23, respectively, for the six months ended June 30, 2016, compared to basic and diluted earnings per common share of $0.22 and $0.21, respectively, for the six months ended June 30, 2015. Earnings for the six months ended June 30, 2016, reflect merger-related expenses of approximately $2.1 million, net of tax, or $0.05 per basic and diluted share, related to the acquisition of Hopewell Valley. Earnings for the six months ended June 30, 2015, included a charge of $795,000, or, $0.02 per share, related to the write-down of deferred tax assets as a result of New York City tax reforms enacted in April 2015. For the six months ended June 30, 2016, our return on average assets was 0.59%, as compared to 0.61% for the six months ended June 30, 2015.  For the six months ended June 30, 2016, our return on average stockholders’ equity was 3.54% as compared to 3.22% for the six months ended June 30, 2015. Return on average assets and average equity for the six months ended June 30, 2016, were affected by the merger-related expenses noted above.

Comparison of Financial Condition at June 30, 2016, and December 31, 2015
Total assets increased $538.8 million, or 16.8%, to $3.74 billion at June 30, 2016, from $3.20 billion at December 31, 2015, primarily due to $508.5 million of total assets added from the Hopewell Valley acquisition.

Cash and cash equivalents increased $8.7 million, or 16.7%, to $60.5 million at June 30, 2016, from $51.9 million at December 31, 2015. The Company added $55.5 million of cash and cash equivalents from the Hopewell Valley acquisition (net of cash paid for the acquisition). Balances fluctuate based on the timing of receipt of security and loan repayments and the redeployment of cash into higher yielding assets, or the funding of deposit or borrowing obligations.

The available-for-sale securities portfolio totaled $599.3 million at June 30, 2016, compared to $541.6 million at December 31, 2015. The increase was due to $61.6 million of securities acquired from Hopewell Valley (of which $11.5 million remained at June 30, 2016) and $106.2 million of corporate securities purchased, partially offset by sales, maturities and paydowns. At June 30, 2016, $537.3 million of the portfolio consisted of residential mortgage-backed securities issued or guaranteed by Fannie Mae, Freddie Mac, or Ginnie Mae. In addition, the Company held $55.3 million in corporate bonds, all of which were considered investment grade at June 30, 2016, and other securities of $6.8 million (including $1.2 million of equity investments in mutual funds).

 Loans held-for-investment, net, increased $424.2 million, or 17.9%, to $2.80 billion at June 30, 2016, as compared to $2.37 billion at December 31, 2015, primarily due to the addition of $342.6 million of loans acquired from Hopewell Valley and the purchase of a $75.9 million loan pool of primarily multifamily loans during the second quarter of 2016.

As of June 30, 2016, our commercial real estate concentration (as defined by regulatory guidance) to total risk-based capital was approximately 353%. Management believes that the Bank has implemented appropriate risk management practices including risk assessments, board approved underwriting policies and related procedures, monitoring bank portfolio performance, market analysis (economic and real estate) and stress testing of the Bank’s commercial real estate portfolio under severe adverse economic conditions. Although management believes the Bank has implemented appropriate policies and procedures to manage our commercial real estate concentration risk, the Bank’s regulators could require us to implement additional policies and procedures or could require us to maintain higher levels of regulatory capital, which might adversely affect our loan originations, ability to pay dividends, and profitability.

Originated loans held-for-investment, net, totaled $1.99 billion at June 30, 2016, as compared to $1.93 billion at December 31, 2015.  The increase was primarily due to an increase in multifamily real estate loans of $48.6 million, or 3.7%, to $1.37 billion at June 30, 2016, from $1.32 billion at December 31, 2015. The following table details our multifamily real estate originations for the six months ended June 30, 2016 and 2015 (dollars in thousands):

For the Six Months Ended June 30, 2016
Originations	Weighted Average Interest Rate	Weighted Average Loan-to-Value Ratio	Weighted Average Months to Next Rate Change or Maturity for Fixed Rate Loans	(F)ixed or (V)ariable	Amortization Term
$110,265	3.46%	61%	82	V	30 Years
3,075	4.07%	36%	180	F	15 Years
$113,340	3.48%	60%

For the Six Months Ended June 30, 2015
Originations	Weighted Average Interest Rate	Weighted Average Loan-to-Value Ratio	Weighted Average Months to Next Rate Change or Maturity for Fixed Rate Loans	(F)ixed or (V)ariable	Amortization Term
$214,618	3.37%	67%	82	V	30 Years
2,079	4.33%	31%	180	F	15 Years
$216,697	3.38%	66%

Acquired loans increased by $360.4 million to $769.4 million at June 30, 2016, from $409.0 million at December 31, 2015, due to $342.6 million of loans acquired from Hopewell Valley and the purchase of a $75.9 million pool of primarily multifamily loans during the second quarter of 2016, partially offset by paydowns. The loans purchased have a weighted average net interest rate of 3.32%, weighted average months to reprice of 46 months, a weighted average loan-to-value ratio of 44.8%, an amortization term of 30 years, and are geographically located in New York and Eastern Pennsylvania.
Purchased credit-impaired (PCI) loans totaled $36.1 million at June 30, 2016, as compared to $33.1 million at December 31, 2015, and included $5.0 million of PCI loans acquired as part of the Hopewell Valley acquisition. The remaining $31.1 million of PCI loans were primarily acquired as part of a transaction with the Federal Deposit Insurance Corporation.  The Company accreted interest income of $2.7 million for the six months ended June 30, 2016, compared to $2.2 million for the six months ended June 30, 2015.

Total liabilities increased $483.3 million, or 18.3%, to $3.13 billion at June 30, 2016, from $2.64 billion at December 31, 2015.  The increase was primarily attributable to an increase in deposits of $553.5 million, partially offset by decreases in borrowed funds of $78.8 million. The increase in deposits was primarily due to $456.2 million of deposits acquired from Hopewell Valley.

Deposits increased $553.5 million, or 27.0%, to $2.61 billion at June 30, 2016, as compared to $2.05 billion at December 31, 2015, due to a shift in our balance sheet funding strategy. The increase was attributable to increases of $88.1 million in certificates of deposit accounts, $85.2 million in savings accounts, $128.5 million in money market accounts, and $251.7 million in transaction accounts.

Borrowings and securities sold under agreements to repurchase decreased by $78.8 million, or 14.1%, to $479.3 million at June 30, 2016, from $558.1 million at December 31, 2015.  Management utilizes borrowings to mitigate interest rate risk, for short-term liquidity, and to a lesser extent as part of leverage strategies.  The following is a table of term borrowing maturities (excluding capitalized leases and overnight borrowings) and the weighted average rate by year at June 30, 2016 (dollars in thousands):

Year	Amount	Weighted Average Rate
2016	$57,910	1.74%
2017	165,003	1.22%
2018	142,715	1.66%
2019	58,502	1.69%
2020	45,000	1.79%
	$469,130	1.53%

Total stockholders’ equity increased by $55.6 million to $615.4 million at June 30, 2016, from $559.8 million at December 31, 2015, primarily due to common stock issued for the purchase of Hopewell Valley, net income earned for the period, and an increase in unrealized gains on our securities-available-for sale portfolio, partially offset by dividends paid to stockholders. The Company issued 2,707,381 shares of common stock in the Hopewell Valley acquisition at a price of $15.41, which resulted in a $41.7 million increase in stockholders' equity.

Comparison of Operating Results for the Six Months Ended June 30, 2016 and 2015

Net income. Net income was $10.6 million and $9.3 million for the six months ended June 30, 2016, and June 30, 2015, respectively. Net income for the six months ended June 30, 2016, included merger-related expenses of $3.5 million ($2.1 million after tax) related to the acquisition of Hopewell Valley, which was completed on January 8, 2016. Net income for the six months ended June 30, 2015, included a tax charge of $795,000 related to the write-down of deferred tax assets as a result of New York City tax reforms enacted in April 2015. Other significant variances from the comparable prior year period are as follows: a $10.1 million increase in net interest income, a $389,000 decrease in the provision for loan losses, a $652,000 increase in non-interest income, a $10.2 million increase in non-interest expense, and a $386,000 decrease in income tax expense.

Interest Income. Interest income increased $11.5 million, or 23.2%, to $61.3 million for the six months ended June 30, 2016, from $49.8 million for the six months ended June 30, 2015, due to an increase in the average balance of interest-earning assets of $559.9 million, or 19.7%, and a nine basis point increase in yields earned on interest-earning assets. Interest income on loans increased by $12.6 million, primarily attributable to an increase in the average loan balances of $673.8 million, which was partially offset by an 11 basis point decrease in the yield. The increase in average loans was primarily due to $342.6 million of loans added through the Hopewell Valley acquisition, and to a lesser extent, loan pool purchases and originated loan growth. The Company accreted interest income related to its PCI loans of $2.7 million for the six months ended June 30, 2016, as compared to $2.2 million for the six months ended June 30, 2015. Interest income on loans for the six months ended June 30, 2016, reflected loan prepayment income of $935,000 compared to $1.2 million for the six months ended June 30, 2015.

Interest Expense. Interest expense increased $1.4 million, or 15.2%, to $11.0 million for the six months ended June 30, 2016, from $9.5 million for the six months ended June 30, 2015. The increase was due to an increase of $2.6 million in interest expense on deposits, partially offset by a decrease of $1.1 million in interest expense on borrowings.  The increase in interest expense on deposits was attributed to an increase in the average balance of interest bearing deposits of $633.3 million, or 41.7%, to $2.15 billion for the six months ended June 30, 2016, from $1.52 billion for the six months ended June 30, 2015, and a seven basis point increase in the cost of interest bearing deposits to 0.67% from 0.60%. The decrease in interest expense on borrowings was attributed to a decrease in the average balances of borrowings of $163.9 million, or 24.7%, to $501.0 million for the six months ended June 30, 2016, from $665.0 million for the six months ended June 30, 2015, partially offset by a three basis point increase in the cost of borrowings to 1.54%, from 1.51% for the six months ended June 30, 2015.
Net Interest Income. Net interest income for the six months ended June 30, 2016, increased $10.1 million, or 25.1%, primarily due to a $559.9 million, or 19.7%, increase in our average interest-earning assets and a 12 basis point increase in our net interest margin to 2.97%. The increase in average interest-earning assets was primarily attributable to an increase in the average balance of loans outstanding of $673.8 million, due to loans acquired from the Hopewell Valley acquisition, organic growth and loan pool purchases, partially offset by decreases in average mortgage-backed securities of $117.0 million. Yields earned on interest-earning assets increased nine basis points to 3.62% for the six months ended June 30, 2016, from 3.53% for the six months ended ended June 30, 2015. The cost of interest-bearing liabilities decreased five basis points to 0.83% for the current period as compared to 0.88% for the comparable prior year period, primarily due to lower rates on certificates of deposits, partially offset by higher rates on other interest-bearing deposits and borrowed funds.

Provision for Loan Losses. The provision for loan losses decreased by $389,000 to a recovery of $117,000 for the six months ended June 30, 2016, from a provision of $272,000 for the six months ended June 30, 2015, primarily due to an improvement in the collateral values of our impaired loans, improved asset quality indicators, and to a lesser extent, lower originated loan growth. Loans acquired from Hopewell Valley were valued at estimated fair value on the date of acquisition, with no initial related allowance for loan losses. Net charge-offs were $336,000 for the six months ended June 30, 2016, compared to net charge-offs of $1.0 million for the six months ended June 30, 2015. Net charge-offs in the six months ended June 30, 2015, were primarily related to five previously impaired loans to one borrower that were restructured during the first quarter of 2015 and subsequently sold in the fourth quarter of 2015. These loans had existing specific reserves associated with them that adequately covered the charge-offs, resulting in no material effect on the provision for loan losses for the six months ended June 30, 2015.

Non-interest Income. Non-interest income increased $652,000, or 15.9%, to $4.8 million for the six months ended June 30, 2016, from $4.1 million for the six months ended June 30, 2015, due to increases in fees and service charges for customers of $471,000, income on bank owned life insurance of $111,000, and gains on securities transactions, net, of $195,000, partially offset by a decrease in other income of $125,000. The decrease in other income was due to a realized gain of $129,000 on the sale of an other real estate owned property in the first quarter of 2015.

Non-interest Expense. Non-interest expense increased $10.2 million, or 35.3%, to $39.0 million for the six months ended June 30, 2016, from $28.8 million for the six months ended June 30, 2015, primarily due to: (1) a $6.1 million increase in compensation and employee benefits due to charges of $2.3 million related to severance, retention, and change-in-control compensation associated with the Hopewell Valley acquisition, increased salary and benefit expenses attributable to the addition of Hopewell Valley employees and general merit-related salary increases effective January 1, 2016, and an increase in stock compensation expense related to the 2014 Equity Incentive Plan (2014 EIP); (2) a $688,000 increase in occupancy expense due to the addition of nine Hopewell Valley branches; (3) a $1.3 million increase in data processing costs, of which approximately $620,000 was due to conversion costs associated with the Hopewell Valley acquisition; (4) an increase in professional fees of $644,000, of which $557,000 was related to the Hopewell Valley acquisition; and (5) a $1.3 million increase in other expense, primarily related to Directors’ equity awards associated with the 2014 EIP.

Income Tax Expense. The Company recorded income tax expense of $5.6 million for the six months ended June 30, 2016, compared to $6.0 million for the six months ended June 30, 2015.  The effective tax rate for the six months ended June 30, 2016, was 34.5% compared to 39.2% for the six months ended June 30, 2015. Income tax expense for the six months ended June 30, 2015, included a deferred tax asset write-down of $795,000 related to New York State tax reforms enacted in April 2015.

ANALYSIS OF NET INTEREST INCOME
(Dollars in thousands)

	For the Six Months Ended
	June 30, 2016			June 30, 2015
	Average Outstanding Balance	Interest	Average Yield/ Rate (1)	Average Outstanding Balance	Interest	Average Yield/ Rate (1)
Interest-earning assets:
Loans (2)	$2,701,109	$54,570	4.06%	$2,027,345	$41,957	4.17%
Mortgage-backed securities (3)	545,450	5,657	2.09	662,439	6,902	2.10
Other securities (3)	57,831	410	1.43	59,105	228	0.78
Federal Home Loan Bank of New York stock	25,408	559	4.42	27,657	640	4.67
Interest-earning deposits in financial institutions	76,278	141	0.37	69,615	63	0.18
Total interest-earning assets	3,406,076	61,337	3.62	2,846,161	49,790	3.53
Non-interest-earning assets	247,603			218,925
Total assets	$3,653,679			$3,065,086

Interest-bearing liabilities:
Savings, NOW, and money market accounts	$1,569,664	$3,896	0.50%	$1,063,372	$2,056	0.39%
Certificates of deposit	580,762	3,231	1.12	453,706	2,476	1.10
Total interest-bearing deposits	2,150,426	7,127	0.67	1,517,078	4,532	0.60
Borrowed funds	501,021	3,841	1.54	664,968	4,989	1.51
Total interest-bearing liabilities	2,651,447	10,968	0.83	2,182,046	9,521	0.88
Non-interest bearing deposit accounts	354,001			265,003
Accrued expenses and other liabilities	43,787			36,500
Total liabilities	3,049,235			2,483,549
Stockholders' equity	604,444			581,537
Total liabilities and stockholders' equity	$3,653,679			$3,065,086

Net interest income		$50,369			$40,269
Net interest rate spread (4)			2.79%			2.65%
Net interest-earning assets (5)	$754,629			$664,115
Net interest margin (6)			2.97%			2.85%
Average interest-earning assets to interest-bearing liabilities			128.46%			130.44%

(1)	Average yields and rates are annualized.
(2)	Includes non-accruing loans.
(3)	Securities available-for-sale are reported at amortized cost.
(4)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(5)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(6)	Net interest margin represents net interest income divided by average total interest-earning assets.

Comparison of Operating Results for the Three Months Ended June 30, 2016 and 2015

Net income. Net income was $7.0 million and $4.3 million for the quarters ended June 30, 2016, and June 30, 2015, respectively. Net income for the quarter ended June 30, 2015, included a tax charge of $795,000 related to the write-down of deferred tax assets as a result of New York City tax reforms enacted in April 2015. Other significant variances from the comparable prior year period are as follows: a $5.4 million increase in net interest income, a $527,000 increase in non-interest income, a $3.0 million increase in non-interest expense, and a $271,000 increase in income tax expense.

Interest Income. Interest income increased $6.1 million, or 24.5%, to $31.2 million for the quarter ended June 30, 2016, from $25.0 million for the quarter June 30, 2015, due to an increase in the average balance of interest-earning assets of $584.4 million, or 20.5%, and a 13 basis point increase in yields earned on interest-earning assets. Interest income on loans increased by $6.4 million, primarily attributable to an increase in the average loan balances of $640.8 million, which was partially offset by a two basis point decrease in the yield. The increase in average loans was primarily due to $342.6 million of loans added from the Hopewell Valley acquisition, and to a lesser extent, loan pool purchases and originated loan growth. The Company accreted interest income related to its PCI loans of $1.4 million for the quarter ended June 30, 2016, as compared to $1.1 million for the quarter ended June 30, 2015. Interest income on loans for the quarter ended June 30, 2016, reflected loan prepayment income of $691,000 compared to $653,000 for the quarter ended June 30, 2015.

Interest Expense. Interest expense increased $775,000, or 16.3%, to $5.5 million for the quarter ended June 30, 2016, from $4.8 million for the quarter ended June 30, 2015. The increase was due to an increase of $1.2 million in interest expense on deposits, partially offset by a decrease of $470,000 in interest expense on borrowings.  The increase in interest expense on deposits was attributed to an increase in the average balance of interest bearing deposits of $573.5 million, or 35.7%, to $2.18 billion for the quarter ended June 30, 2016, from $1.61 billion for the quarter ended June 30, 2015, and a seven basis point increase in the cost of interest bearing deposits to 0.68% from 0.61%. The decrease in interest expense on borrowings was attributed to a decrease in the average balances of borrowings of $106.6 million, or 18.0%, to $486.3 million for the quarter ended June 30, 2016, from $592.9 million for the quarter ended June 30, 2015, and a four basis point decrease in the cost of borrowings to 1.51%, from 1.55% for the quarter ended June 30, 2015.
Net Interest Income. Net interest income for the quarter ended June 30, 2016, increased $5.4 million, or 26.4%, primarily due to a $584.4 million, or 20.5%, increase in average interest-earning assets and a 15 basis point increase in our net interest margin to 3.00%. The increase in average interest-earning assets was primarily attributable to an increase in average loans outstanding of $640.8 million, average other securities of $15.3 million, and average interest-earning deposits in financial institutions of $13.3 million, partially offset by a decrease in average mortgage-backed securities of $84.6 million. Yields earned on interest-earning assets increased 13 basis points to 3.65% for the quarter ended June 30, 2016, from 3.52% for the quarter ended June 30, 2015. The cost of interest-bearing liabilities decreased four basis points to 0.83% for the current quarter as compared to 0.87% for the comparable prior year quarter, primarily due to lower rates on borrowed funds, partially offset by higher rates on interest-bearing deposits.

Provision for Loan Losses. The provision for loan losses decreased by $58,000 to $14,000 for the quarter ended June 30, 2016, from $72,000 for the quarter ended June 30, 2015, primarily due to an improvement in the collateral values of our impaired loans, improved asset quality indicators, and to a lesser extent, lower originated loan growth in the quarter ended June 30, 2016, as compared to the quarter ended June 30, 2015. Loans acquired from Hopewell Valley were valued at estimated fair value on the date of acquisition, with no initial related allowance for loan losses. Net charge-offs were $75,000 for the quarter ended June 30, 2016, compared to net charge-offs of $454,000 for the quarter ended June 30, 2015.

Non-interest Income. Non-interest income increased $527,000, or 26.3%, to $2.5 million for the quarter ended June 30, 2016, from $2.0 million for the quarter ended June 30, 2015, due to increases in fees and service charges for customers of $198,000, income on bank owned life insurance of $63,000, gains on securities transactions, net, of $254,000, and other income of $12,000.

Non-interest Expense. Non-interest expense increased $3.0 million, or 20.5%, to $17.5 million for the quarter ended June 30, 2016, from $14.5 million for the quarter ended June 30, 2015, due primarily to: (1) a $1.9 million increase in compensation and employee benefits due to the addition of Hopewell Valley employees, $288,000 of severance and retention bonuses associated with the Hopewell Valley acquisition, and general merit-related salary increases effective January 1, 2016; (2) a $240,000 increase in occupancy costs associated with the addition of nine Hopewell Valley branches; (3) a $405,000 increase in data processing costs as a result of conversion and increased data and maintenance costs related to the Hopewell Valley acquisition; and (4) a $323,000 increase in other expenses primarily related to Directors’ equity awards associated with the 2014 EIP.

Income Tax Expense. The Company recorded income tax expense of $3.7 million for the quarter ended June 30, 2016, compared to $3.4 million for the quarter ended June 30, 2015.  The effective tax rate for the quarter ended June 30, 2016, was 34.5% compared to 44.3% for the quarter ended June 30, 2015. Income tax expense for the quarter ended June 30, 2015, included a deferred tax asset write-down of $795,000 related to New York State tax reforms enacted in April 2015.

ANALYSIS OF NET INTEREST INCOME
(Dollars in thousands)

	For the Three Months Ended
	June 30, 2016			June 30, 2015
	Average Outstanding Balance	Interest	Average Yield/ Rate (1)	Average Outstanding Balance	Interest	Average Yield/ Rate (1)
Interest-earning assets:
Loans (2)	$2,720,983	27,682	4.09%	$2,080,188	$21,291	4.11%
Mortgage-backed securities (3)	552,738	2,888	2.10	637,368	3,325	2.09
Other securities (3)	62,595	237	1.52	47,261	94	0.80
Federal Home Loan Bank of New York stock	25,635	282	4.42	26,011	297	4.58
Interest-earning deposits in financial institutions	73,211	79	0.43	59,935	30	0.20
Total interest-earning assets	3,435,162	31,168	3.65	2,850,763	25,037	3.52
Non-interest-earning assets	254,230			220,910
Total assets	$3,689,392			$3,071,673

Interest-bearing liabilities:
Savings, NOW, and money market accounts	$1,606,415	$2,020	0.51%	$1,095,720	$1,102	0.40%
Certificates of deposit	573,081	1,683	1.18	510,277	1,356	1.07
Total interest-bearing deposits	2,179,496	3,703	0.68	1,605,997	2,458	0.61
Borrowed funds	486,252	1,824	1.51	592,868	2,294	1.55
Total interest-bearing liabilities	2,665,748	5,527	0.83	2,198,865	4,752	0.87
Non-interest bearing deposits	366,506			266,800
Accrued expenses and other liabilities	52,264			33,119
Total liabilities	3,084,518			2,498,784
Stockholders' equity	604,874			572,889
Total liabilities and stockholders' equity	$3,689,392			$3,071,673

Net interest income		$25,641			$20,285
Net interest rate spread (4)			2.82%			2.66%
Net interest-earning assets (5)	$769,414			$651,898
Net interest margin (6)			3.00%			2.85%
Average interest-earning assets to interest-bearing liabilities			128.86%			129.65%

(1)	Average yields and rates are annualized.
(2)	Includes non-accruing loans.
(3)	Securities available-for-sale are reported at amortized cost.
(4)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(5)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(6)	Net interest margin represents net interest income divided by average total interest-earning assets.

Asset Quality

PCI Loans

At June 30, 2016, 4.8% of PCI loans were past due 30 to 89 days, and 25.6% were past due 90 days or more, as compared to 7.9% and 21.4%, respectively, at December 31, 2015. The increase in the 90 days or more delinquencies was primarily due to the addition of PCI loans from the Hopewell Valley acquisition.

Originated and Acquired loans

The following table details total originated and acquired (but excluding PCI) non-accruing loans, non-performing loans, non-performing assets, troubled debt restructurings on which interest is accruing, and accruing loans 30 to 89 days delinquent at June 30, 2016, and December 31, 2015 (dollars in thousands):

	June 30, 2016	December 31, 2015
Non-accrual loans:
Real estate loans:
Commercial	$8,413	$5,232
One-to-four family residential	1,647	2,574
Construction and land	—	113
Multifamily	323	559
Home equity and lines of credit	225	329
Commercial and industrial	78	—
Total non-accrual loans:	10,686	8,807
Loans delinquent 90 days or more and still accruing:
Real estate loans:
Commercial	207	—
One-to-four family residential	58	—
Commercial and industrial	—	15
Other	17	—
Total loans delinquent 90 days or more and still accruing	282	15
Total non-performing loans	10,968	8,822
Other real estate owned	45	45
Total non-performing assets	$11,013	$8,867
Non-performing loans to total loans held-for-investment, net	0.39%	0.37%
Non-performing assets to total assets	0.29%	0.28%
Loans subject to restructuring agreements and still accruing	$23,438	$22,284
Accruing loans 30 to 89 days delinquent	13,494	21,620

The increase in non-accrual loans is primarily attributable to one commercial real estate loan with a balance of $3.4 million, which migrated from accruing loans 30 to 89 days delinquent at December 31, 2015 to non-accrual loans 90 days or more delinquent. At June 30, 2016, this loan was classified as impaired, with a related specific reserve of $344,000.

Accruing Loans 30 to 89 Days Delinquent

Loans 30 to 89 days delinquent and on accrual status totaled $13.5 million and $21.6 million at June 30, 2016, and December 31, 2015, respectively. The following table sets forth delinquencies for accruing loans by type and by amount at June 30, 2016, and December 31, 2015 (dollars in thousands):

	June 30, 2016	December 31, 2015
Real estate loans:
Commercial	$7,248	$13,957
One-to-four family residential	3,630	4,209
Multifamily	979	2,965
Construction and land	1,368	—
Home equity and lines of credit	199	374
Commercial and industrial loans	20	104
Other loans	50	11
Total delinquent accruing loans	$13,494	$21,620

The decrease in the delinquent loans is primarily attributable to one commercial real estate loan with a balance of $5.6 million at December 31, 2015 which was 31 days delinquent, and became current during the first quarter of 2016. This loan had a balance of $5.6 million at June 30, 2016, is classified as impaired, and adequately covered by collateral with a recent appraised value of $9.3 million.

Loans Subject to TDR Agreements

Included in non-accruing loans are loans subject to TDR agreements totaling $3.1 million and $4.4 million at June 30, 2016, and December 31, 2015, respectively.  At June 30, 2016, $2.6 million, or 86.1%, of the $3.1 million were not performing in accordance with their restructured terms, as compared to $2.3 million, or 53.2%, of the $4.4 million at December 31, 2015. Four separate relationships account for the loans not performing in accordance with their restructured terms at June 30, 2016, of which three of the loans are primarily collateralized by real estate with an aggregate appraised value of $2.9 million.

The Company also holds loans subject to restructuring agreements that are on accrual status, totaling $23.5 million and $22.3 million at June 30, 2016, and December 31, 2015, respectively.  At June 30, 2016, loans totaling $3.3 million, or 14.3%, of the $23.5 million were not performing in accordance with the restructured terms, as compared to $7.2 million, or 32.3%, of the $22.3 million at December 31, 2015.  At June 30, 2016, the $3.3 million is attributable to two commercial real estate loans, collateralized by real estate with an aggregate appraised value of $4.6 million. These loans were less than 90 days delinquent at June 30, 2016. Generally, the types of concessions that we make to troubled borrowers include reductions to both temporary and permanent interest rates, extensions of payment terms, and to a lesser extent forgiveness of principal and interest.

The following table details the amounts and categories of the loans subject to restructuring agreements by loan type as of June 30, 2016, and December 31, 2015 (in thousands):

	June 30, 2016		At December 31, 2015
	Non-Accruing	Accruing	Non-Accruing	Accruing
Troubled Debt Restructurings:
Real estate loans:
Commercial	$785	$17,954	$2,657	$17,885
One-to-four family residential	2,268	3,041	1,694	2,053
Multifamily	—	2,011	—	1,876
Home equity and lines of credit	—	345	—	354
Commercial and industrial loans	—	109	—	116
	$3,053	$23,460	$4,351	$22,284

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
Northfield Bank's primary sources of funds are deposits, principal and interest payments on loans and securities, borrowed funds, the proceeds from maturing securities and short-term investments, and to a lesser extent the proceeds from the sales of loans and securities and wholesale borrowings.  The scheduled amortization of loans and securities, as well as proceeds from borrowed funds, are predictable sources of funds.  Other funding sources, however, such as deposit inflows and loan prepayments are greatly influenced by market interest rates, economic conditions, and competition.  Northfield Bank is a member of the FHLB, which provides an additional source of short-term and long-term funding.  Northfield Bank also has short-term borrowing capabilities with the Federal Reserve Bank.  Northfield Bank’s borrowed funds, excluding capitalized lease obligations and floating rate advances, were $469.1 million at June 30, 2016, and had a weighted average interest rate of 1.53%.  A total of $135.9 million of these borrowings will mature in less than one year.  Borrowed funds, excluding capitalized lease obligations and floating rate advances, were $551.1 million at December 31, 2015.  Northfield Bank has the ability to obtain additional funding from the FHLB and Federal Reserve Bank discount window of approximately $774.9 million utilizing unencumbered securities of $185.4 million and loans of $667.0 million at June 30, 2016.  Northfield Bank expects to have sufficient funds available to meet current commitments in the normal course of business.
Northfield Bancorp, Inc. (stand alone) is a separate legal entity from Northfield Bank and must provide for its own liquidity to pay dividends, repurchase its stock, and for other corporate purposes. Northfield Bancorp, Inc.'s primary source of liquidity is dividend payments from Northfield Bank. At June 30, 2016, Northfield Bancorp, Inc. (stand alone) had liquid assets of approximately $16.5 million.
Capital Resources.  At June 30, 2016, and December 31, 2015, as set forth in the following table, Northfield Bank exceeded all of the regulatory capital requirements to which it was subject at such dates.

	Actual	For Capital Adequacy Purposes (1)	For Well Capitalized Under Prompt Corrective Action Provisions
As of June 30, 2016:
Common equity Tier 1 capital (to risk-weighted assets)	17.76%	5.125%	6.50%
Tier 1 leverage	14.63%	4.000%	5.00%
Tier I capital (to risk-weighted assets)	17.76%	6.625%	8.00%
Total capital (to risk-weighted assets)	18.58%	8.625%	10.00%
As of December 31, 2015:
Common equity Tier 1 capital (to risk-weighted assets)	20.19%	4.50%	6.50%
Tier 1 leverage	15.72%	4.00%	5.00%
Tier I capital (to risk-weighted assets)	20.19%	6.00%	8.00%
Total capital (to risk-weighted assets)	21.21%	8.00%	10.00%

(1) Includes capital conservation buffer at June 30, 2016
  On January 1, 2015, a final rule issued by the federal bank regulatory agencies became effective which revised their leverage and risk-based capital requirements and the method for calculating risk-weighted assets to make them consistent with agreements that were reached by the Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Act.  Among other things, the new rule establishes a new common equity Tier 1 minimum capital requirement (4.5% of risk-weighted assets), increases the minimum Tier 1 capital to risk-based assets requirement (from 4% to 6% of risk-weighted assets) and assigns a higher risk weight (150%) to exposures that are more than 90 days past due or are on non-accrual status, and to certain commercial real estate facilities that finance the acquisition, development, or construction of real property.  The final rule also requires unrealized gains and losses on certain “available-for-sale” securities holdings to be included for purposes of calculating regulatory capital requirements unless a one-time opt-in or opt-out election is exercised.  The rule limits a banking organization's capital distributions and certain discretionary bonus payments if the banking organization does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets in addition to the amount necessary to meet its minimum risk-based capital requirements. The capital conservation buffer requirement is being phased in incrementally, starting at 0.625% on January 1, 2016, and increasing to 1.25% on January 1, 2017, 1.875% on January 1, 2018, and 2.5% on January 1, 2019, when the full capital conservation buffer requirement will be effective.  The final rule also implemented consolidated capital requirements for savings and loan holding companies, such as the Company, effective January 1, 2015.

At June 30, 2016, as set forth in the following table, Northfield Bancorp, Inc. exceeded all of the regulatory capital requirements to which it was subject at such dates.

	Actual	For Capital Adequacy Purposes (1)	For Well Capitalized Under Prompt Corrective Action Provisions
As of June 30, 2016:
Common equity Tier 1 capital (to risk-weighted assets)	19.12%	5.125%	6.50%
Tier 1 leverage	15.75%	4.000%	5.00%
Tier I capital (to risk-weighted assets)	19.12%	6.625%	8.00%
Total capital (to risk-weighted assets)	19.95%	8.625%	10.00%
As of December 31, 2015:
Common equity Tier 1 capital (to risk-weighted assets)	22.15%	4.50%	6.50%
Tier 1 leverage	17.25%	4.00%	5.00%
Tier I capital (to risk-weighted assets)	22.15%	6.00%	8.00%
Total capital (to risk-weighted assets)	23.17%	8.00%	10.00%

(1) Includes capital conservation buffer at June 30, 2016

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
The following table shows the contractual obligations of the Company by expected payment period as of June 30, 2016:

Contractual Obligation	Total	Less than One Year	One to less than Three Years	Three to less than Five Years	Five Years and greater
	(in thousands)
Debt obligations (excluding capitalized leases)	$469,130	$135,913	$268,217	$65,000	$—
Commitments to originate loans	46,190	46,190	—	—	—
Commitments to fund unused lines of credit	75,658	75,658	—	—	—

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

For further information regarding our off-balance sheet arrangements and contractual obligations, see "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Management of Market Risk
General.  A majority of our assets and liabilities are monetary in nature. Consequently, our most significant form of market risk is interest rate risk. Our assets, consisting primarily of mortgage-related assets and loans, generally have longer maturities than our liabilities, which consist primarily of deposits and wholesale borrowings. As a result, a principal part of our business strategy involves managing interest rate risk and limiting the exposure of our net interest income to changes in market interest rates. Accordingly, our board of directors has established a management risk committee, comprised of our Chief Investment Officer, who chairs this Committee, our Chief Executive Officer, our President/Chief Operating Officer, our Chief Financial Officer, our Chief Lending Officer, our Executive Vice President of Operations and our Executive Vice President of Branch Administration and Business Development. This committee is responsible for, among other things, evaluating the interest rate risk inherent in our assets and liabilities, for recommending to the risk management committee of our board of directors the level of risk that is appropriate given our business strategy, operating environment, capital, liquidity and performance objectives, and for managing this risk consistent with the guidelines approved by the board of directors.

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

The following table sets forth, as of June 30, 2016, our calculation of the estimated changes in our NPV, NPV ratio, and percent change in net interest income that would result from the designated instantaneous and sustained changes in interest rates (dollars in thousands).  Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments and deposit repricing characteristics including decay rates, and correlations to movements in interest rates, and should not be relied on as indicative of actual results.

	NPV at June 30, 2016
Change in Interest Rates (basis points)	Estimated Present Value of Assets	Estimated Present Value of Liabilities	Estimated NPV	Estimated Change in NPV	Estimated Change in NPV %	Estimated NPV/Present Value of Assets Ratio	Net Interest Income Percent Change
+400	$3,318,257	$2,806,792	$511,465	$(170,234)	(24.97)%	15.41%	(15.43)%
+300	3,410,465	2,863,308	547,157	(134,542)	(19.74)	16.04	(11.39)
+200	3,515,264	2,922,342	592,922	(88,777)	(13.02)	16.87	(7.32)
+100	3,618,423	2,984,053	634,370	(47,329)	(6.94)	17.53	(3.56)
—	3,730,305	3,048,606	681,699	—	—	18.27	—
(100)	3,888,224	3,120,823	767,401	85,702	12.57	19.74	(1.13)
(200)	4,090,546	3,163,596	926,950	245,251	35.98	22.66	(3.40)

	NPV at December 31, 2015
Change in Interest Rates (basis points)	Estimated Present Value of Assets	Estimated Present Value of Liabilities	Estimated NPV	Estimated Change In NPV	Estimated Change in NPV %	Estimated NPV/Present Value of Assets Ratio	Net Interest Income Percent Change
+400	$2,831,359	$2,325,221	$506,138	$(177,510)	(25.97)%	17.88%	(19.87)%
+300	2,919,176	2,375,931	543,245	(140,403)	(20.54)	18.61	(14.74)
+200	3,015,892	2,428,896	586,996	(96,652)	(14.14)	19.46	(9.61)
+100	3,116,363	2,484,252	632,111	(51,537)	(7.54)	20.28	(4.73)
—	3,225,792	2,542,144	683,648	—	—	21.19	—
(100)	3,364,070	2,606,262	757,808	74,160	10.85	22.53	0.77
(200)	3,541,395	2,659,965	881,430	197,782	28.93	24.89	(0.84)

The table above indicates that at June 30, 2016, in the event of a 200 basis point decrease in interest rates, we would experience a 35.98% increase in estimated net portfolio value and a 3.40% decrease in net interest income. In the event of a 400 basis point increase in interest rates, we would experience a 24.97% decrease in estimated net portfolio value and a 15.43% decrease in net interest income. Our policies provide that, in the event of a 200 basis point decrease or less in interest rates, our net present value ratio should decrease by no more than 400 basis points and in the event of a 400 basis point increase or less, our net present value ratio should decrease by no more than 750 basis points. In the event of a 200 basis point decrease or less, our projected net interest income should decrease by no more than 15% in year one, and in the event of a 400 basis point increase or less, our projected net interest income should decrease by no more than 37% in year one.  Additionally, our policy states that our net portfolio value should be at least between 8% and 10% of total assets before and after such shock. However, when the federal funds rate is low and negative rate shocks do not produce meaningful results, management may temporarily suspend use of guidelines for negative rate shocks. At June 30, 2016, we were in compliance with all board approved policies with respect to interest rate risk management.

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

ITEM 4.    CONTROLS AND PROCEDURES
An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of June 30, 2016.  Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

During the three months ended June 30, 2016, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

ITEM 1.     LEGAL PROCEEDINGS
The Company and subsidiaries are subject to various legal actions arising in the normal course of business.  In the opinion of management, the resolution of these legal actions is not expected to have a material adverse effect on the Company’s consolidated financial condition or results of operations.

ITEM 1A.  RISK FACTORS
In addition to the other information contained in this Quarterly Report on Form 10-Q, the following risk factor represents material updates and additions to the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 as filed with the SEC. Additional risks not presently known to us, or that we currently deem immaterial, may also adversely affect our business, financial condition or results of operations. Further, to the extent that any of the information contained in this Quarterly Report on Form 10-Q constitutes forward-looking statements, the risk factor set forth below also is a cautionary statement identifying important factors that could cause our actual results to differ materially from those expressed in any forward-looking statements made by or on behalf of us.

A new accounting standard may require us to increase our allowance for loan losses and may have a material adverse effect on our financial condition and results of operations.

The Financial Accounting Standards Board has adopted a new accounting standard that will be effective for Northfield Bancorp, Inc. and Northfield Bank for our first fiscal year after December 15, 2019.  This standard, referred to as Current Expected Credit Loss, or CECL, will require financial institutions to determine periodic estimates of lifetime expected credit losses on loans, and recognize the expected credit losses as allowances for loan losses.  This will change the current method of providing allowances for loan losses that are probable, which may require us to increase our allowance for loan losses, and to greatly increase the types of data we would need to collect and review to determine the appropriate level of the allowance for loan losses. Any increase in our allowance for loan losses or expenses incurred to determine the appropriate level of the allowance for loan losses may have a material adverse effect on our financial condition and results of operations.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	Unregistered Sale of Equity Securities. There were no sales of unregistered securities during the period covered by this report.

(b)	Use of Proceeds. Not applicable

(c)	Repurchases of Our Equity Securities.
The following table shows the Company’s repurchase of its common stock for the three months ended June 30, 2016.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number of Shares that May Yet Be Purchased Under Plans or Programs (1)
April 1, 2016 through April 30, 2016	—	$—	—	—
May 1, 2016 through May 31, 2016	3,475	$15.97	—	—
June 1, 2016 through June 30, 2016	70,037	$15.39	—	—
Total	73,512	$15.42	—
 (1) The repurchase program permits shares to be repurchased in open market or private transactions, through block trades, and pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities and Exchange Commission. There were no shares remaining to be purchased at June 30, 2016.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES
None

ITEM  4.     MINE SAFETY DISCLOSURES

Not applicable

ITEM 5.     OTHER INFORMATION
None

ITEM 6.      EXHIBITS
The exhibits required by Item 601 of Regulation S-K are included with this Quarterly Report on Form 10-Q and are listed on the “Index to Exhibits” immediately following the Signatures.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTHFIELD BANCORP, INC.
(Registrant)

Date: August 9, 2016

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
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Statements of Changes in Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements