Form 10-Q
period 2016-09-30
Northfield Bancorp, Inc.
filed 2016-11-09
CIK 1493225

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON,  D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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
48,332,763 shares of Common Stock, par value $0.01 per share, were issued and outstanding as of October 31, 2016.

NORTHFIELD BANCORP, INC.
Form 10-Q Quarterly Report

PART I
ITEM1.        FINANCIAL STATEMENTS
NORTHFIELD BANCORP, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited) (In thousands, except share amounts)

	September 30, 2016	December 31, 2015
ASSETS:
Cash and due from banks	$13,790	$15,324
Interest-bearing deposits in other financial institutions	22,346	36,529
Total cash and cash equivalents	36,136	51,853
Trading securities	7,547	6,713
Securities available-for-sale, at estimated fair value
(encumbered $14,926 at September 30, 2016 and $65,051 at December 31, 2015)	548,393	541,595
Securities held-to-maturity, at amortized cost	10,198	10,346
(estimated fair value of $10,417 at September 30, 2016, and $10,369 at December 31, 2015) (encumbered of $4,720 at September 30, 2016, and $5,619 at December 31, 2015)
Originated loans held-for-investment, net	2,069,820	1,931,585
Loans acquired	813,636	409,015
Purchased credit-impaired (PCI) loans held-for-investment	32,793	33,115
Loans held-for-investment, net	2,916,249	2,373,715
Allowance for loan losses	(24,340)	(24,770)
Net loans held-for-investment	2,891,909	2,348,945
Accrued interest receivable	9,184	8,263
Bank owned life insurance	147,051	132,782
Federal Home Loan Bank of New York stock, at cost	25,974	25,803
Premises and equipment, net	27,558	23,643
Goodwill	38,411	16,159
Other real estate owned	—	45
Other assets	42,267	36,437
Total assets	$3,784,628	$3,202,584

LIABILITIES AND STOCKHOLDERS’ EQUITY:
LIABILITIES:
Deposits	$2,629,001	$2,052,929
Borrowed funds	494,430	558,129
Advance payments by borrowers for taxes and insurance	11,937	10,862
Accrued expenses and other liabilities	28,760	20,885
Total liabilities	3,164,128	2,642,805

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value; 25,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value: 150,000,000 shares authorized, 60,933,707 and 58,226,326 shares
issued at September 30, 2016, and December 31, 2015, respectively, 48,337,147 and 45,565,540 outstanding at September 30, 2016, and December 31, 2015, respectively	609	582
Additional paid-in-capital	547,999	501,540
Unallocated common stock held by employee stock ownership plan	(23,887)	(24,664)
Retained earnings	263,659	256,170
Accumulated other comprehensive income (loss)	2,514	(2,986)
Treasury stock at cost; 12,596,560 and 12,660,786 shares at September 30, 2016, and December 31, 2015, respectively	(170,394)	(170,863)
Total stockholders’ equity	620,500	559,779
Total liabilities and stockholders’ equity	$3,784,628	$3,202,584

See accompanying notes to unaudited consolidated financial statements.

NORTHFIELD BANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited) (In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Interest income:
Loans	$28,222	$22,077	$82,792	$64,034
Mortgage-backed securities	2,665	3,134	8,322	10,036
Other securities	252	64	662	292
Federal Home Loan Bank of New York dividends	302	265	861	905
Deposits in other financial institutions	84	30	225	93
Total interest income	31,525	25,570	92,862	75,360
Interest expense:
Deposits	3,545	2,841	10,672	7,373
Borrowings	1,729	2,156	5,570	7,145
Total interest expense	5,274	4,997	16,242	14,518
Net interest income	26,251	20,573	76,620	60,842
Provision for loan losses	472	200	355	472
Net interest income after provision for loan losses	25,779	20,373	76,265	60,370
Non-interest income:
Fees and service charges for customer services	1,255	1,047	3,627	2,948
Income on bank owned life insurance	1,008	947	3,001	2,829
Gains/(losses) on securities transactions, net	362	(388)	612	(334)
Other	42	60	189	333
Total non-interest income	2,667	1,666	7,429	5,776
Non-interest expense:
Compensation and employee benefits	9,565	7,265	30,891	22,506
Occupancy	2,828	2,524	8,597	7,605
Furniture and equipment	349	349	1,074	1,098
Data processing	1,674	881	4,919	2,839
Professional fees	684	953	2,621	2,246
FDIC insurance	256	366	1,218	1,152
Other	2,021	2,509	7,050	6,215
Total non-interest expense	17,377	14,847	56,370	43,661
Income before income tax expense	11,069	7,192	27,324	22,485
Income tax expense	3,782	2,515	9,392	8,511
Net income	$7,287	$4,677	$17,932	$13,974
Net income per common share:
Basic	$0.16	$0.11	$0.40	$0.33
Diluted	$0.16	$0.11	$0.39	$0.32

See accompanying notes to unaudited consolidated financial statements.

NORTHFIELD BANCORP, INC. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME - (Continued) (Unaudited) (In thousands)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net Income	$7,287	$4,677	$17,932	$13,974
Other comprehensive income:
Unrealized (losses) gains on securities:
Net unrealized holding (losses) gains on securities	(850)	3,463	9,405	2,188
Less: reclassification adjustment for net gains included in net income (included in gains (losses) on securities transactions, net)	(17)	(13)	(223)	(56)
Net unrealized (losses) gains	(867)	3,450	9,182	2,132
Other comprehensive (loss) income, before tax	(867)	3,450	9,182	2,132
Income tax benefit (expense) related to net unrealized holding (losses) gains on securities	340	(1,385)	(3,771)	(872)
Income tax expense related to reclassification adjustment for gains included in net income	7	6	89	23
Other comprehensive (loss) income, net of tax	(520)	2,071	5,500	1,283
Comprehensive income	$6,767	$6,748	$23,432	$15,257

See accompanying notes to unaudited consolidated financial statements.

NORTHFIELD BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Nine Months Ended September 30, 2016 and 2015
(Unaudited) (In thousands, except share data)

	Common Stock
	Shares Outstanding	Par Value	Additional Paid-in Capital	Unallocated Common Stock Held by the Employee Stock Ownership Plan	Retained Earnings	Accumulated Other Comprehensive Income (loss) Net of tax	Treasury Stock	Total Stockholders' Equity
Balance at December 31, 2014	48,402,083	$582	$499,606	$(25,782)	$248,908	$(765)	$(128,621)	$593,928
Net income					13,974			13,974
Other comprehensive income, net of tax						1,283		1,283
ESOP shares allocated or committed to be released			637	788				1,425
Stock compensation expense			4,664					4,664
Additional tax benefit on equity awards			119					119
Net issuance of restricted stock	388,720		(5,074)				5,074	—
Exercise of stock options	71,325		(746)		(85)		712	(119)
Cash dividends declared ($0.21 per common share)					(9,210)			(9,210)
Treasury stock (average cost of $14.62 per share)	(3,293,420)						(47,966)	$(47,966)
Balance at September 30, 2015	45,568,708	$582	$499,206	$(24,994)	$253,587	$518	$(170,801)	$558,098

Balance at December 31, 2015	45,565,540	$582	$501,540	$(24,664)	$256,170	$(2,986)	$(170,863)	$559,779
Net income					17,932			17,932
Other comprehensive income, net of tax						5,500		5,500
Acquisition of Hopewell Valley Community Bank	2,707,381	27	41,694					41,721
ESOP shares allocated or committed to be released			698	777				1,475
Stock compensation expense			5,658					5,658
Additional tax benefit on equity awards			895					895
Forfeitures of restricted stock	(7,640)		106				(106)	—
Exercise of stock options, net	205,560		(2,592)				2,712	120
Cash dividends declared ($0.24 per common share)					(10,443)			(10,443)
Treasury stock (average cost of $15.98 per share)	(133,694)						(2,137)	(2,137)
Balance at September 30, 2016	48,337,147	$609	$547,999	$(23,887)	$263,659	$2,514	$(170,394)	$620,500

See accompanying notes to unaudited consolidated financial statements.

NORTHFIELD BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (In thousands)

	Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities:
Net income	$17,932	$13,974
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	355	472
ESOP and stock compensation expense	7,133	6,089
Depreciation	2,717	2,572
Amortization of premiums, and deferred loan costs, net of (accretion) of discounts, and deferred loan fees	1,580	1,390
Amortization intangible assets	337	186
Income on bank owned life insurance	(3,001)	(2,829)
Net gain on sale of loans held-for-sale	—	(9)
Proceeds from sale of loans held-for-sale	—	2,126
Origination of loans held-for-sale	—	(2,123)
(Gain) loss on securities transactions, net	(612)	334
Gain on sale of other real estate owned, net	—	(128)
Net purchases of trading securities	(445)	(330)
Decrease in accrued interest receivable	531	278
(Increase) decrease in other assets	(2,446)	2,251
(Decrease) increase in accrued expenses and other liabilities	(443)	375
Net cash provided by operating activities	23,638	24,628
Cash flows from investing activities:
Net increase in loans receivable	(42,182)	(213,098)
Purchase of loans	(159,531)	(135,938)
Redemptions of Federal Home Loan Bank of New York stock, net	305	7,016
Purchases of securities available-for-sale	(105,558)	—
Principal payments and maturities on securities available-for-sale	126,348	141,909
Principal payments and maturities on securities held-to-maturity	136	831
Purchases of securities held-to-maturity	—	(5,882)
Proceeds from sale of securities available-for-sale	42,842	51,148
Proceeds from sale of other real estate owned	45	554
Purchases and improvements of premises and equipment	(706)	(733)
Net cash acquired in business combination	55,479	—
Net cash used in investing activities	(82,822)	(154,193)
Cash flows from financing activities:
Net increase in deposits	119,869	462,882
Dividends paid	(10,443)	(9,210)
Exercise of stock options	120	(119)
Purchase of treasury stock	(2,137)	(47,966)
Additional tax benefit on equity awards	895	119
Increase in advance payments by borrowers for taxes and insurance	1,075	3,173
Repayments under capital lease obligations	(153)	(132)
Proceeds from securities sold under agreements to repurchase and other borrowings	177,241	129,761
Repayments related to securities sold under agreements to repurchase and other borrowings	(243,000)	(399,664)
Net cash provided by financing activities	43,467	138,844
Net (decrease) increase in cash and cash equivalents	(15,717)	9,279
Cash and cash equivalents at beginning of period	51,853	76,709
Cash and cash equivalents at end of period	$36,136	$85,988

NORTHFIELD BANCORP, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued) (Unaudited) (In thousands)
	Nine Months Ended September 30,
	2016	2015
Supplemental cash flow information:
Cash paid during the period for:
Interest	$16,729	$14,571
Income taxes	9,336	6,698
Non-cash transactions:
Loans charged-off, net	785	1,109
Other real estate owned write-downs	—	71
Acquisition:
Non-cash assets acquired, at fair value:
Securities available for sale	$61,633	$—
Loans	342,566	—
Accrued interest receivable	1,452	—
Bank-owned life insurance	11,269	—
Premises and equipment	5,926	—
Federal Home Loan Bank of New York stock, at cost	476	—
Goodwill and other intangible assets	24,265	—
Other assets	5,389	—
Total non-cash assets acquired	452,976	—
Non-cash liabilities assumed at fair value:
Deposits	$456,203	—
Borrowings	2,213	—
Other liabilities	8,318	—
Total non-cash liabilities assumed	466,734	—
Net non-cash liabilities assumed	(13,758)	—
Net cash and cash equivalents acquired	55,479	—
Common stock issued in acquisition	$41,721	$—

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

In the opinion of management, all adjustments (consisting solely of normal and recurring adjustments) necessary for the fair presentation of the consolidated financial condition and the consolidated results of operations for the unaudited periods presented have been included.  The results of operations and other data presented for the three and nine months ended September 30, 2016, are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2016.  Whenever necessary, certain prior year amounts are reclassified to conform to the current year presentation.
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

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

Note 3 – Securities Available-for-Sale
The following is a comparative summary of mortgage-backed securities, other debt securities, and other securities available-for-sale at September 30, 2016, and December 31, 2015 (in thousands):

	September 30, 2016
		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
	cost	gains	losses	value
Mortgage-backed securities:
Pass-through certificates:
Government sponsored enterprises (GSE)	$241,166	$6,590	$235	$247,521
Real estate mortgage investment conduits (REMICs):
GSE	251,955	1,197	3,004	250,148
Non-GSE	344	—	11	333
	493,465	7,787	3,250	498,002
Other debt securities:
Municipal bonds	1,907	17	5	1,919
Corporate bonds	45,900	253	64	46,089
	47,807	270	69	48,008
Other securities
Equity investments-mutual funds	1,114	15	—	1,129
Other	1,254	—	—	1,254
Total securities available-for-sale	$543,640	$8,072	$3,319	$548,393

	December 31, 2015
		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
	cost	gains	losses	value
Mortgage-backed securities:
Pass-through certificates:
GSE	$228,557	$4,673	$1,530	$231,700
REMICs:
GSE	305,387	647	8,210	297,824
Non-GSE	597	—	18	579
	534,541	5,320	9,758	530,103
Other debt securities:
Corporate bonds	11,002	9	—	11,011

Other securities
Equity investments-mutual funds	481	—	—	481

Total securities available-for-sale	$546,024	$5,329	$9,758	$541,595

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

The following is a summary of the expected maturity distribution of debt securities available-for-sale, other than mortgage-backed securities, at September 30, 2016 (in thousands):

Available-for-sale	Amortized cost	Estimated fair value
Due in one year or less	$1,385	$1,380
Due after one year through five years	40,831	41,006
Due after five years through ten years	5,093	5,187
Due after ten years	498	435
	$47,807	$48,008

Contractual maturities for mortgage-backed securities are not included above, as expected maturities on mortgage-backed securities may differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without penalties.

For the three and nine months ended September 30, 2016, the Company had gross proceeds of $525,000 and $42.8 million, respectively, on sales of securities available-for-sale, with gross realized gains of approximately $18,000 and $352,000, and gross realized losses of approximately $1,000 and $129,000, for the three and nine months ended September 30, 2016. For the three and nine months ended September 30, 2015, the Company had gross proceeds of $11.9 million and $51.1 million, respectively, on sales of securities available-for-sale, with gross realized gains of approximately $13,000 and $59,000, respectively, and gross realized losses of $0 and $3,000, for the three and nine months ended September 30, 2015, respectively. The Company recognized net gains of $345,000 and $389,000, on its trading securities portfolio during the three and nine months ended September 30, 2016, respectively. The Company recognized net losses of $401,000, and $390,000, on its trading securities portfolio during the three and nine months ended September 30, 2015, respectively.  The Company did not recognize any other-than-temporary impairment charges during the three and nine months ended September 30, 2016, or September 30, 2015.

Gross unrealized losses on mortgage-backed and other debt securities available-for-sale, and the estimated fair value of the related securities, aggregated by security category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2016, and December 31, 2015, were as follows (in thousands):

	September 30, 2016
	Less than 12 months		12 months or more		Total
	Unrealized	Estimated	Unrealized	Estimated	Unrealized	Estimated
	losses	fair value	losses	fair value	losses	fair value
Mortgage-backed securities:
Pass-through certificates:
GSE	$12	$5,051	$223	$8,392	$235	$13,443
REMICs:
GSE	26	20,327	2,978	106,713	3,004	127,040
Non-GSE	—	—	11	333	11	333
Other debt securities:
Municipal bonds	5	1,380	—	—	5	1,380
Corporate bonds	64	435	—	—	64	435
Total	$107	$27,193	$3,212	$115,438	$3,319	$142,631

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

	December 31, 2015
	Less than 12 months		12 months or more		Total
	Unrealized	Estimated	Unrealized	Estimated	Unrealized	Estimated
	losses	fair value	losses	fair value	losses	fair value
Mortgage-backed securities:
Pass-through certificates:
GSE	$115	$14,424	$1,415	$52,120	$1,530	$66,544
REMICs:
GSE	338	31,937	7,872	164,666	8,210	196,603
Non-GSE	—	—	18	579	18	579
Total	$453	$46,361	$9,305	$217,365	$9,758	$263,726

The Company held thirteen pass-through mortgage-backed securities issued or guaranteed by GSEs, eight REMIC mortgage-backed securities issued or guaranteed by GSEs, and two REMIC mortgage-backed securities not issued or guaranteed by GSEs that were in a continuous unrealized loss position of twelve months or greater at September 30, 2016.  There were 10 pass-through mortgage-backed securities issued or guaranteed by GSEs, three REMIC mortgage-backed securities issued or guaranteed by a GSE, one municipal bond, and one corporate bond that were in an unrealized loss position of less than twelve months at September 30, 2016. All securities referred to above were rated investment grade at September 30, 2016.  The declines in value relate to the general interest rate environment and are considered temporary.  The securities cannot be prepaid in a manner that would result in the Company not receiving substantially all of its amortized cost.  The Company neither has an intent to sell, nor is it more likely than not that the Company will be required to sell, the securities before the recovery of their amortized cost basis or, if necessary, maturity.

The fair values of our investment securities could decline in the future if the underlying performance of the collateral for the collateralized mortgage obligations or other securities deteriorates and our credit enhancement levels do not provide sufficient protections to our contractual principal and interest, which may result in other-than-temporary impairment in the future.

Note 4 – Securities Held-to-Maturity
The following is a summary of mortgage-backed securities held-to-maturity at September 30, 2016, and December 31, 2015 (in thousands):

	September 30, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Mortgage-backed securities:
Pass-through certificates:
GSEs	$10,198	$219	$—	$10,417
Total securities held-to-maturity	$10,198	$219	$—	$10,417

	December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Mortgage-backed securities:
Pass-through certificates:
GSEs	$10,346	$53	$30	$10,369
Total securities held-to-maturity	$10,346	$53	$30	$10,369

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

Contractual maturities for mortgage-backed securities are not presented, as expected maturities on mortgage‑backed securities may differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without penalties. There were no sales of held-to-maturity securities for the three and nine months ended September 30, 2016, or September 30, 2015. The Company had no held-to-maturity securities at September 30, 2016, that were in an unrealized loss position.

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

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

Note 5 – Loans

Net loans held-for-investment are as follows (in thousands):

	September 30,	December 31,
	2016	2015
Real estate loans:
Multifamily	$1,438,651	$1,318,461
Commercial mortgage	414,390	402,073
One-to-four family residential mortgage	103,606	98,332
Home equity and lines of credit	64,650	61,413
Construction and land	13,921	18,652
Total real estate loans	2,035,218	1,898,931
Commercial and industrial loans	26,423	25,554
Other loans	1,708	2,256
Total commercial and industrial and other loans	28,131	27,810
Deferred loan cost, net	6,471	4,844
Originated loans held-for-investment, net	2,069,820	1,931,585
PCI Loans	32,793	33,115
Loans acquired:
One-to-four family residential mortgage	334,386	330,672
Commercial mortgage	185,957	11,160
Multifamily	216,912	64,779
Home equity and lines of credit	27,002	2,404
Construction and land	23,022	—
Total real estate loans	787,279	409,015
Commercial and industrial loans	25,990	—
Other loans	367	—
Total loans acquired, net	813,636	409,015
Loans held-for-investment, net	2,916,249	2,373,715
Allowance for loan losses	(24,340)	(24,770)
Net loans held-for-investment	$2,891,909	$2,348,945

PCI loans totaled $32.8 million at September 30, 2016, as compared to $33.1 million at December 31, 2015 and included $4.9 million of loans acquired as part of the Hopewell Valley acquisition. The remaining balance of PCI loans is primarily attributable to those acquired as part of an FDIC-assisted transaction. The Company accounts for PCI loans utilizing U.S. GAAP applicable to loans acquired with deteriorated credit quality.  At September 30, 2016, PCI loans consist of approximately 36.5% commercial real estate loans and 44.0% commercial and industrial loans, with the remaining balance in residential and home equity loans.  At December 31, 2015, PCI loans consist of approximately 27.9% commercial real estate loans and 52.4% commercial and industrial loans, with the remaining balance in residential and home equity loans.

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

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

The following table details the accretion of interest income for PCI loans for the three and nine months ended September 30, 2016 and September 30, 2015 (in thousands):

	At or for the three months ended September 30,		At or for the nine months ended September 30,
	2016	2015	2016	2015
Balance at the beginning of period	$20,979	$25,706	$22,853	$27,943
Acquisition	—	—	845	—
Accretion into interest income	(1,294)	(1,031)	(4,013)	(3,268)
Net reclassification from non-accretable difference	—	(697)	—	(697)
Balance at end of period	$19,685	$23,978	$19,685	$23,978

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

The following tables set forth activity in our allowance for loan losses, by loan type, as of and for the three and nine months ended September 30, 2016, and September 30, 2015 (in thousands):

	Three Months Ended September 30, 2016
	Real Estate
	Commercial	One-to-Four Family	Construction and Land	Multifamily	Home Equity and Lines of Credit	Commercial and Industrial	Other	Unallocated	Originated Loans Total	Purchased Credit-Impaired	Acquired Loans	Total
Allowance for loan losses:
Beginning balance	$6,621	$762	$193	$13,552	$510	$1,266	$77	$441	$23,422	$783	$112	$24,317
Charge-offs	(405)	—	—	—	—	(65)	—	—	(470)	—	—	(470)
Recoveries	17	1	—	—	1	1	1	—	21	—	—	21
Provisions/(credit)	(38)	(3)	(26)	43	70	326	32	70	474	—	(2)	472
Ending balance	$6,195	$760	$167	$13,595	$581	$1,528	$110	$511	$23,447	$783	$110	$24,340

	Three Months Ended September 30, 2015
	Real Estate
	Commercial	One-to-Four Family	Construction and Land	Multifamily	Home Equity and Lines of Credit	Commercial and Industrial	Other	Unallocated	Originated Loans Total	Purchased Credit-Impaired	Acquired Loans	Total
Allowance for loan losses:
Beginning balance	$7,341	$1,107	$185	$13,208	$941	$1,011	$129	$1,135	$25,057	$400	$59	$25,516
Charge-offs	(6)	(1)	—	—	(115)	—	(1)	—	(123)	—	—	(123)
Recoveries	2	—	—	25	—	34	1	—	62	—	—	62
Provisions/(credit)	(710)	(355)	278	(245)	322	706	(56)	(50)	(110)	298	12	200
Ending balance	$6,627	$751	$463	$12,988	$1,148	$1,751	$73	$1,085	$24,886	$698	$71	$25,655

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

	Nine Months Ended September 30, 2016
	Real Estate
	Commercial	One-to-Four Family	Construction and Land	Multifamily	Home Equity and Lines of Credit	Commercial and Industrial	Other	Unallocated	Originated Loans Total	Purchased Credit-Impaired	Acquired Loans	Total
Allowance for loan losses:
Beginning balance	$7,106	$787	$261	$12,387	$795	$1,288	$155	$1,093	$23,872	$783	$115	$24,770
Charge-offs	(596)	(20)	—	(277)	—	(66)	—	—	(959)	—	—	(959)
Recoveries	163	2	1	—	1	3	4	—	174	—	—	174
Provisions/(credit)	(478)	(9)	(95)	1,485	(215)	303	(49)	(582)	360	—	(5)	355
Ending balance	$6,195	$760	$167	$13,595	$581	$1,528	$110	$511	$23,447	$783	$110	$24,340

	Nine Months Ended September 30, 2015
	Real Estate
	Commercial	One-to-Four Family	Construction and Land	Multifamily	Home Equity and Lines of Credit	Commercial and Industrial	Other	Unallocated	Originated Loans Total	Purchased Credit-Impaired	Acquired Loans	Total
Allowance for loan losses:
Beginning balance	$9,309	$951	$266	$12,219	$901	$841	$134	$1,209	$25,830	$400	$62	$26,292
Charge-offs	(836)	(127)	—	(113)	(115)	(32)	(1)	—	(1,224)	—	—	(1,224)
Recoveries	2	—	—	25	42	34	12	—	115	—	—	115
Provisions/(credit)	(1,848)	(73)	197	857	320	908	(72)	(124)	165	298	9	472
Ending balance	$6,627	$751	$463	$12,988	$1,148	$1,751	$73	$1,085	$24,886	$698	$71	$25,655

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

The following tables detail the amount of loans receivable held-for-investment, net of deferred loan fees and costs, that are evaluated individually, and collectively, for impairment, and the related portion of the allowance for loan losses that is allocated to each loan portfolio segment, at September 30, 2016, and December 31, 2015 (in thousands):

	September 30, 2016
	Real Estate
	Commercial	One-to-Four Family	Construction and Land	Multifamily	Home Equity and Lines of Credit	Commercial and Industrial	Other	Unallocated	Originated Loans Total	Purchased Credit-Impaired	Acquired Loans	Total
Allowance for loan losses:
Ending balance: individually evaluated for impairment	$518	$84	$—	$110	$38	$7	$—	$—	$757	$—	$110	$867
Ending balance: collectively evaluated for impairment	$5,677	$676	$167	$13,485	$543	$1,521	$110	$511	$22,690	$783	$—	$23,473
Loans, net:
Ending balance	$415,003	$104,263	$13,939	$1,442,445	$65,942	$26,520	$1,708	$—	$2,069,820	$32,793	$813,636	$2,916,249
Ending balance: individually evaluated for impairment	$22,085	$2,239	$—	$1,671	$341	$105	$—	$—	$26,441	$—	$3,497	$29,938
Ending balance: collectively evaluated for impairment	$392,918	$102,024	$13,939	$1,440,774	$65,601	$26,415	$1,708	$—	$2,043,379	$32,793	$810,139	$2,886,311

	December 31, 2015
	Real Estate
	Commercial	One-to-Four Family	Construction and Land	Multifamily	Home Equity and Lines of Credit	Commercial and Industrial	Other	Unallocated	Originated Loans Total	Purchased Credit-Impaired	Acquired Loans	Total
Allowance for loan losses:
Ending balance: individually evaluated for impairment	$394	$167	$—	$158	$51	$4	$—	$—	$774	$—	$115	$889
Ending balance: collectively evaluated for impairment	$6,712	$620	$261	$12,229	$744	$1,284	$155	$1,093	$23,098	$783	$—	$23,881
Loans, net:
Ending balance	$402,714	$99,010	$18,677	$1,320,724	$62,594	$25,610	$2,256	$—	$1,931,585	$33,115	$409,015	$2,373,715
Ending balance: individually evaluated for impairment	$20,465	$2,344	$—	$2,458	$354	$116	$—	$—	$25,737	$—	$3,250	$28,987
Ending balance: collectively evaluated for impairment	$382,249	$96,666	$18,677	$1,318,266	$62,240	$25,494	$2,256	$—	$1,905,848	$33,115	$405,765	$2,344,728

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

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

The following tables detail the recorded investment of originated loans held-for-investment, net of deferred fees and costs, by loan type and credit quality indicator at September 30, 2016, and December 31, 2015 (in thousands):

	At September 30, 2016
	Real Estate
	Multifamily		Commercial		One-to-Four Family		Construction and Land	Home Equity and Lines of Credit	Commercial and Industrial	Other	Total
	< 35% LTV	=> 35% LTV	< 35% LTV	=> 35% LTV	< 60% LTV	=> 60% LTV
Internal Risk Rating
Pass	$125,835	$1,310,881	$65,354	$324,315	$54,876	$45,317	$13,939	$65,620	$26,124	$1,708	$2,033,969
Special Mention	31	3,728	—	2,886	709	—	—	70	248	—	7,672
Substandard	41	1,929	1,194	21,254	1,906	1,455	—	252	148	—	28,179
Originated loans held-for-investment, net	$125,907	$1,316,538	$66,548	$348,455	$57,491	$46,772	$13,939	$65,942	$26,520	$1,708	$2,069,820

	At December 31, 2015
	Real Estate
	Multifamily		Commercial		One-to-Four Family		Construction and Land	Home Equity and Lines of Credit	Commercial and Industrial	Other	Total
	< 35% LTV	=> 35% LTV	< 35% LTV	=> 35% LTV	< 60% LTV	=> 60% LTV
Internal Risk Rating
Pass	$124,678	$1,188,916	$52,253	$319,733	$48,429	$46,578	$18,677	$61,935	$24,846	$2,256	$1,888,301
Special Mention	51	3,832	974	2,966	504	—	—	75	316	—	8,718
Substandard	775	2,472	1,233	25,555	2,112	1,387	—	584	448	—	34,566
Originated loans held-for-investment, net	$125,504	$1,195,220	$54,460	$348,254	$51,045	$47,965	$18,677	$62,594	$25,610	$2,256	$1,931,585

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

Included in loans receivable are loans for which the accrual of interest income has been discontinued due to deterioration in the financial condition of the borrowers.  The recorded investment of these non-accrual loans was $8.8 million at both September 30, 2016 and December 31, 2015. Generally, loans are placed on non-accrual status when they become 90 days or more delinquent, or sooner if considered appropriate by management, and remain on non-accrual status until they are brought current, have six consecutive months of performance under the loan terms, and factors indicating reasonable doubt about the timely collection of payments no longer exist.  Therefore, loans may be current in accordance with their loan terms, or may be less than 90 days delinquent and still be on a non-accruing status.

These non-accrual amounts included loans deemed to be impaired of $7.2 million and $6.7 million at September 30, 2016, and December 31, 2015, respectively.  Loans on non-accrual status with principal balances less than $500,000, and therefore not meeting the Company’s definition of an impaired loan, amounted to $1.6 million and $2.1 million at September 30, 2016, and December 31, 2015, respectively.  There were no loans held-for-sale at September 30, 2016, or December 31, 2015. Loans past due 90 days or more and still accruing interest were $1.8 million and $15,000 at September 30, 2016, and December 31, 2015, respectively, and consisted of loans that are considered well secured and in the process of collection.

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

The following tables set forth the detail, and delinquency status, of non-performing loans (non-accrual loans and loans past due 90 days or more and still accruing), net of deferred fees and costs, at September 30, 2016, and December 31, 2015, excluding loans held-for-sale and PCI loans which have been segregated into pools. For PCI loans, each loan pool is accounted for as a single asset with a single composite interest rate and an aggregate expectation of cash flows (in thousands):

	At September 30, 2016
	Total Non-Performing Loans
	Non-Accruing Loans
	0-29 Days Past Due	30-89 Days Past Due	90 Days or More Past Due	Total	90 Days or More Past Due and Accruing	Total Non-Performing Loans
Loans held-for-investment:
Real estate loans:
Commercial
LTV => 35%
Substandard	$348	$—	$6,120	$6,468	$—	$6,468
Total commercial	348	—	6,120	6,468	—	6,468
One-to-four family residential
LTV < 60%
Substandard	—	517	699	1,216	10	1,226
Total one-to-four family residential	—	517	699	1,216	10	1,226
Multifamily
LTV < 35%
Substandard	41	—	—	41	—	41
LTV => 35%
Substandard	—	—	281	281	—	281
Total multifamily	41	—	281	322	—	322
Home equity and lines of credit
Substandard	97	—	—	97	—	97
Total home equity and lines of credit	97	—	—	97	—	97
Other loans
Pass	—	—	—	—	—	—
Total other	—	—	—	—	—	—
Total non-performing loans held-for-investment	486	517	7,100	8,103	10	8,113
Loans acquired:
Commercial
LTV < 35%
Substandard	—	—	237	237	—	237
LTV => 35%
Substandard	—	—	—	—	1,834	1,834
Total commercial	—	—	237	237	1,834	2,071
One-to-four family residential
LTV < 60%
Substandard	422	—	—	422	—	422
Total one-to-four family residential	422	—	—	422	—	422
Total one-to-four family residential	422	—	—	422	—	422
Commercial and industrial loans
Substandard	—	—	13	13	—	13
Total commercial and industrial loans	—	—	13	13	—	13
Total non-performing loans acquired	422	—	250	672	1,834	2,506
Total non-performing loans	$908	$517	$7,350	$8,775	$1,844	$10,619

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

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

The following tables set forth the detail and delinquency status of originated and acquired loans held-for-investment, net of deferred fees and costs, by performing and non-performing loans at September 30, 2016, and December 31, 2015 (in thousands):

	September 30, 2016
	Performing (Accruing) Loans
	0-29 Days Past Due	30-89 Days Past Due	Total	Non-Performing Loans	Total Loans Receivable, net
Loans held-for-investment:
Real estate loans:
Commercial
LTV < 35%
Pass	$64,312	$1,042	$65,354	$—	$65,354
Substandard	1,194	—	1,194	—	1,194
Total	65,506	1,042	66,548	—	66,548
LTV => 35%
Pass	322,986	1,329	324,315	—	324,315
Special Mention	2,886	—	2,886	—	2,886
Substandard	13,729	1,057	14,786	6,468	21,254
Total	339,601	2,386	341,987	6,468	348,455
Total commercial	405,107	3,428	408,535	6,468	415,003
One-to-four family residential
LTV < 60%
Pass	52,247	2,628	54,875	—	54,875
Special Mention	494	215	709	—	709
Substandard	377	304	681	1,226	1,907
Total	53,118	3,147	56,265	1,226	57,491
LTV => 60%
Pass	45,066	251	45,317	—	45,317
Substandard	1,455	—	1,455	—	1,455
Total	46,521	251	46,772	—	46,772
Total one-to-four family residential	99,639	3,398	103,037	1,226	104,263
Construction and land
Pass	13,939	—	13,939		13,939
Total construction and land	13,939	—	13,939	—	13,939
Multifamily
LTV < 35%
Pass	125,835	—	125,835	—	125,835
Special Mention	31	—	31	—	31
Substandard	—	—	—	41	41
Total	125,866	—	125,866	41	125,907
LTV => 35%
Pass	1,309,469	1,412	1,310,881	—	1,310,881
Special Mention	3,728	—	3,728	—	3,728
Substandard	1,648	—	1,648	281	1,929
Total	1,314,845	1,412	1,316,257	281	1,316,538
Total multifamily	1,440,711	1,412	1,442,123	322	1,442,445
Home equity and lines of credit
Pass	65,127	493	65,620	—	65,620
Special Mention	70	—	70	—	70
Substandard	155	—	155	97	252
Total home equity and lines of credit	65,352	493	65,845	97	65,942
Commercial and industrial
Pass	25,845	279	26,124	—	26,124
Special Mention	184	64	248	—	248
Substandard	148	—	148	—	148
Total commercial and industrial	26,177	343	26,520	—	26,520

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

	September 30, 2016
	Performing (Accruing) Loans
	0-29 Days Past Due	30-89 Days Past Due	Total	Non-Performing Loans	Total Loans Receivable, net
Other loans - Pass	1,675	33	1,708	—	1,708
Total originated loans held-for-investment	$2,052,600	$9,107	$2,061,707	$8,113	$2,069,820
Acquired loans:
One-to-four family residential
LTV < 60%
Pass	300,584	353	300,937	—	300,937
Special Mention	474	44	518	—	518
Substandard	888	—	888	422	1,310
Total	301,946	397	302,343	422	302,765
LTV => 60%
Pass	31,151	—	31,151	—	31,151
Substandard	470	—	470	—	470
Total	31,621	—	31,621	—	31,621
Total one-to-four family residential	333,567	397	333,964	422	334,386
Commercial
LTV < 35%
Pass	55,086	491	55,577	—	55,577
Special Mention	289	—	289	—	289
Substandard	41	1,205	1,246	237	1,483
Total	55,416	1,696	57,112	237	57,349
LTV => 35%
Pass	122,070	1,052	123,122	—	123,122
Special Mention	2,129	140	2,269	—	2,269
Substandard	1,383	—	1,383	1,834	3,217
Total	125,582	1,192	126,774	1,834	128,608
Total commercial	180,998	2,888	183,886	2,071	185,957
Construction and land
Pass	23,022	—	23,022	—	23,022
Total construction and land	23,022	—	23,022	—	23,022
Multifamily
LTV < 35%
Pass	206,569	—	206,569	—	206,569
Special Mention	314	—	314	—	314
Substandard	156	—	156	—	156
Total	207,039	—	207,039	—	207,039
LTV => 35%
Pass	9,443	—	9,443	—	9,443
Substandard	430	—	430	—	430
Total	9,873	—	9,873	—	9,873
Total multifamily	216,912	—	216,912	—	216,912
Home equity and lines of credit
Pass	26,822	76	26,898	—	26,898
Substandard	104	—	104	—	104
Total home equity and lines of credit	26,926	76	27,002	—	27,002
Commercial and industrial
Pass	25,916	—	25,916	—	25,916
Special Mention	—	61	61	—	61
Substandard	—	—	—	13	13
Total commercial and industrial	25,916	61	25,977	13	25,990
Other - Pass	364	3	367	—	367
Total loans acquired	807,705	3,425	811,130	2,506	813,636
	$2,860,305	$12,532	$2,872,837	$10,619	$2,883,456

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

	December 31, 2015
	Performing (Accruing) Loans
	0-29 Days Past Due	30-89 Days Past Due	Total	Non-Performing Loans	Total Loans Receivable, net
Loans held-for-investment:
Real estate loans:
Commercial
LTV < 35%
Pass	$50,974	$1,279	$52,253	—	$52,253
Special Mention	974	—	974	—	974
Substandard	1,233	—	1,233	—	1,233
Total	53,181	1,279	54,460	—	54,460
LTV => 35%
Pass	319,411	322	319,733	—	319,733
Special Mention	2,966	—	2,966	—	2,966
Substandard	8,696	11,627	20,323	5,232	25,555
Total	331,073	11,949	343,022	5,232	348,254
Total commercial	384,254	13,228	397,482	5,232	402,714
One-to-four family residential
LTV < 60%
Pass	45,737	2,692	48,429	—	48,429
Special Mention	134	370	504	—	504
Substandard	696	307	1,003	1,109	2,112
Total	46,567	3,369	49,936	1,109	51,045
LTV => 60%
Pass	46,578	—	46,578	—	46,578
Substandard	—	351	351	1,036	1,387
Total	46,578	351	46,929	1,036	47,965
Total one-to-four family residential	93,145	3,720	96,865	2,145	99,010
Construction and land
Pass	18,564	—	18,564	113	18,677
Total construction and land	18,564	—	18,564	113	18,677
Multifamily
LTV < 35%
Pass	124,678	—	124,678	—	124,678
Special Mention	—	51	51	—	51
Substandard	775	—	775	—	775
Total	125,453	51	125,504	—	125,504
LTV => 35%
Pass	1,187,147	1,769	1,188,916	—	1,188,916
Special Mention	2,687	1,145	3,832	—	3,832
Substandard	1,913	—	1,913	559	2,472
Total	1,191,747	2,914	1,194,661	559	1,195,220
Total multifamily	1,317,200	2,965	1,320,165	559	1,320,724
Home equity and lines of credit
Pass	61,561	374	61,935	—	61,935
Special Mention	75	—	75	—	75
Substandard	255	—	255	329	584
Total home equity and lines of credit	61,891	374	62,265	329	62,594
Commercial and industrial loans
Pass	24,780	51	24,831	15	24,846
Special Mention	316	—	316	—	316
Substandard	395	53	448	—	448
Total commercial and industrial loans	25,491	104	25,595	15	25,610
Other loans - Pass	2,245	11	2,256	—	2,256

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

	December 31, 2015
	Performing (Accruing) Loans
	0-29 Days Past Due	30-89 Days Past Due	Total	Non-Performing Loans	Total Loans Receivable, net
Total originated loans held-for-investment	$1,902,790	$20,402	$1,923,192	$8,393	$1,931,585
Loans Acquired
Real estate loans:
One-to-four family residential
LTV < 60%
Pass	313,425	312	313,737	—	313,737
Special Mention	549	—	549	—	549
Substandard	737	177	914	429	1,343
Total	314,711	489	315,200	429	315,629
LTV => 60%
Pass	14,759	—	14,759	—	14,759
Substandard	284	—	284	—	284
Total	15,043	—	15,043	—	15,043
Total one-to-four family residential	329,754	489	330,243	429	330,672
Commercial
LTV < 35%
Pass	2,164	—	2,164	—	2,164
Substandard	—	729	729	—	729
Total	2,164	729	2,893	—	2,893
LTV => 35%
Pass	5,536	—	5,536	—	5,536
Special Mention	883	—	883	—	883
Substandard	1,848	—	1,848	—	1,848
Total	8,267	—	8,267	—	8,267
Total commercial	10,431	729	11,160	—	11,160
Multifamily
LTV < 35%
Pass	4,695	—	4,695	—	4,695
Special Mention	138	—	138	—	138
Total	4,833	—	4,833	—	4,833
LTV => 35%
Pass	59,632	—	59,632	—	59,632
Special Mention	314	—	314	—	314
Total	59,946	—	59,946	—	59,946
Total multifamily	64,779	—	64,779	—	64,779
Home equity and lines of credit
Pass	2,404	—	2,404	—	2,404
Total home equity and lines of credit	2,404	—	2,404	—	2,404
Total loans acquired	407,368	1,218	408,586	429	409,015
	$2,310,158	$21,620	$2,331,778	$8,822	$2,340,600

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

The following table summarizes originated and acquired impaired loans as of September 30, 2016, and December 31, 2015 (in thousands):

	At September 30, 2016			At December 31, 2015
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With No Allowance Recorded:
Real estate loans:
Commercial
LTV < 35%
Substandard	$—	$139	$—	—	139	—
LTV => 35%
Pass	3,946	4,083	—	4,051	4,188	—
Substandard	13,714	15,905	—	13,371	14,748	—
One-to-four family residential
LTV < 60%
Pass	641	641	—	221	221	—
Special Mention	184	184	—	—	—	—
Substandard	—	—	—	234	234	—
LTV => 60%
Substandard	627	851	—	150	167	—
Multifamily
LTV < 35%
Substandard	156	156	—	—	—	—
LTV => 35%
Pass	66	537	—	75	545
Substandard	281	559	—	1,012	1,012	—
Commercial and industrial loans
Substandard	78	78	—	87	87	—
With a Related Allowance Recorded:
Real estate loans:
Commercial
LTV => 35%
Substandard	6,259	6,495	(518)	4,891	5,430	(394)
One-to-four family residential
LTV < 60%
Pass	60	60	(7)	503	503	(33)
Substandard	1,572	1,572	(123)	1,604	1,604	(152)
LTV => 60%
Pass	277	277	(17)
Substandard	385	385	(47)	1,034	1,081	(97)
Multifamily
LTV => 35%
Pass	1,324	1,324	(110)	—	—	—
Substandard	—	—	—	1,371	1,371	(158)
Home equity and lines of credit
Pass	261	261	(7)	269	269	(11)
Special Mention	41	41	(15)	44	44	(19)
Substandard	39	39	(16)	41	41	(21)
Commercial and industrial loans
Special Mention	27	27	(7)	29	29	(4)
Total:
Real estate loans
Commercial	23,919	26,622	(518)	22,313	24,505	(394)
One-to-four family residential	3,746	3,970	(194)	3,746	3,810	(282)
Multifamily	1,827	2,576	(110)	2,458	2,928	(158)
Home equity and lines of credit	341	341	(38)	354	354	(51)
Commercial and industrial loans	105	105	(7)	116	116	(4)
	$29,938	$33,614	$(867)	$28,987	$31,713	$(889)

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

Included in the above table at September 30, 2016, are impaired loans with carrying balances of $13.4 million that were not written down by charge-offs or for which there are no specific reserves in our allowance for loan losses.  Included in impaired loans at December 31, 2015, are loans with carrying balances of $14.5 million that were not written down by charge-offs or for which there are no specific reserves in our allowance for loan losses.  Loans not written down by charge-offs or specific reserves at September 30, 2016, and December 31, 2015, are considered to have sufficient collateral values, less costs to sell, to support the carrying balances of the loans.

The following table summarizes the average recorded investment in originated and acquired impaired loans (excluding PCI loans) and interest recognized on impaired loans as of, and for, the three months ended September 30, 2016 and September 30, 2015 (in thousands):

	Three Months Ended				Nine Months Ended
	September 30, 2016		September 30, 2015		September 30, 2016		September 30, 2015
	Average Recorded Investment	Interest Income	Average Recorded Investment	Interest Income	Average Recorded Investment	Interest Income	Average Recorded Investment	Interest Income
With No Allowance Recorded:
Real estate loans:
Commercial
LTV => 35%
Pass	$3,962	$44	$2,434	$24	$3,997	$144	$2,660	$71
Special Mention	—	—	—	—	—	—	136	—
Substandard	13,908	130	13,051	147	13,621	369	12,398	517
Construction and land
Substandard	—	—	—	—	—		—	—
One-to-four family residential
LTV < 60%
Pass	645	4	363	5	541	13	203	14
Special Mention	—	—	—	—	—	—	69	—
Substandard	208	—	92	7	220	1	176	7
LTV => 60%
Substandard	387	7	178	3	268	19	89	17
Multifamily
LTV < 35%
Substandard	78	2	—		39	5	—	—
LTV => 35%
Pass	68	4	79	4	70	12	82	13
Substandard	583	—	739	10	728	8	607	20
Home equity and lines of credit
Special Mention	—	—	24	—	—	—	36	—
Substandard	—	—	—	—	—	—	—	—
Commercial and industrial loans
Special Mention	—	—	15	—	—	—	74	—
Substandard	80	—	92	—	83	—	95	—
With a Related Allowance Recorded:
Real estate loans:
Commercial
LTV => 35%
Pass	—	—	1,670	22	—	—	835	67
Substandard	6,972	16	10,717	92	6,745	54	11,724	201
One-to-four family residential
LTV < 60%
Pass	61	4	374	2	171	12	203	8
Special Mention	—	—	—	—	—	—	159	—
Substandard	1,577	7	874	3	1,588	18	870	10
LTV => 60%
Pass	139	1	—	—	69	4	—	—
Substandard	772	1	649	4	900	3	471	40
Multifamily
LTV => 35%

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

	Three Months Ended				Nine Months Ended
	September 30, 2016		September 30, 2015		September 30, 2016		September 30, 2015
Pass	1,332	12	—	—	666	38	—	—
Substandard	—	—	1,392	13	682	—	1,406	39
Home equity and lines of credit
Pass	263	2	272	2	265	6	136	6
Special Mention	42	1	23	1	43	2	150	2
Substandard	39	—	43	—	40	1	21	2
Commercial and industrial loans
Special Mention	27	—	15	1	28	1	23	1
Substandard	—	—	—	—	—	—	102	—
Total:
Real estate loans
Commercial	24,842	190	27,872	285	24,363	567	27,753	856
One-to-four family residential	3,789	24	2,530	24	3,757	70	2,240	96
Multifamily	2,061	18	2,210	27	2,185	63	2,095	72
Home equity and lines of credit	344	3	362	3	348	9	343	10
Commercial and industrial loans	107	—	122	1	111	1	294	1
	$31,143	$235	$33,096	$340	$30,764	$710	$32,725	$1,035

There were no loans modified as troubled debt restructurings (TDRs) during the three or nine months ended September 30, 2016. The following table summarizes loans that were modified as troubled debt restructurings during the three and nine months ended September 30, 2015:

	Three Months Ended			Nine Months Ended
	September 30, 2015
	Number of Relationships	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Relationships	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
		(in thousands)			(in thousands)
TDR's
Commercial real estate loans
Substandard	—	—	—	3	8,457	8,457
One-to-four family residential
Pass	—	—	—	1	20	20
Substandard	1	136	136	4	697	697
Home equity and lines of credit	—	—	—	1	43	43
TDR's	1	136	136	9	$9,217	$9,217

At September 30, 2016, and December 31, 2015, we had TDRs of $25.4 million and $26.6 million, respectively.

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

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

At September 30, 2016, there were three TDR loans that were restructured during the twelve months ended September 30, 2016, that subsequently defaulted. The loans consisted of one commercial real estate loan with a recorded investment of $1.8 million, which was 90 days or more past due and on accrual status, and two one-to-four family residential loans with a recorded investment of $361,000, which were 90 days or more past due and on non-accrual status. At September 30, 2015, no TDR loan that was restructured during the twelve months ended September 30, 2015, had subsequently defaulted.

Note 6 – Deposits

Deposits account balances are summarized as follows (in thousands):

	September 30,	December 31,
	2016	2015
Non-interest-bearing demand	$395,731	$263,073
Interest-bearing negotiable orders of withdrawal (NOW)	359,915	217,813
Savings and money market	1,319,297	1,072,175
Certificates of deposit	554,058	499,868
Total deposits	$2,629,001	$2,052,929

Interest expense on deposit accounts is summarized for the periods indicated (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Negotiable orders of withdrawal, savings, and money market	$1,877	$1,360	$5,773	$3,416
Certificates of deposit	1,668	1,481	4,899	3,957
Total interest expense on deposit accounts	$3,545	$2,841	$10,672	$7,373

Note 7 – Equity Incentive Plan

The following table is a summary of the Company’s stock options outstanding as of September 30, 2016, and changes therein during the nine months then ended.

	Number of Stock Options	Weighted Average Grant Date Fair Value	Weighted Average Exercise Price	Weighted Average Contractual Life (years)
Outstanding - December 31, 2015	6,011,861	$3.30	$10.93	6.41
Forfeited	(25,720)	3.96	13.61	—
Exercised	(371,807)	2.37	7.37	—
Outstanding - September 30, 2016	5,614,334	3.35	11.15	5.85
Exercisable - September 30, 2016	3,304,136	$2.90	$9.34	4.31

Expected future stock option expense related to the non-vested options outstanding as of September 30, 2016, is $7.5 million over an average period of 3.06 years.
The following is a summary of the status of the Company’s restricted share awards as of September 30, 2016, and changes therein during the nine months then ended.

	Number of Shares Awarded	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2015	1,193,862	$13.70
Vested	(277,580)	13.61
Forfeited	(7,640)	13.69
Non-vested at September 30, 2016	908,642	$13.72

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

Expected future stock award expense related to the non-vested restricted share awards as of September 30, 2016, is $10.3 million over an average period of 3.08 years.

During the three months ended September 30, 2016 and 2015, the Company recorded $1.5 million and $2.1 million respectively, of stock-based compensation related to the above plans. During the nine months ended September 30, 2016 and 2015, the Company recorded $5.7 million and $4.7 million, respectively, of stock-based compensation related to the above plans.

Note 8 – Fair Value Measurements
The following tables present the assets reported on the consolidated balance sheet at their estimated fair value as of September 30, 2016, and December 31, 2015, by level within the fair value hierarchy as required by the Fair Value Measurements and Disclosures Topic of the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC).  Financial assets and liabilities are classified in their entirety based on the level of input that is significant to the fair value measurement.  The fair value hierarchy is as follows:

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

	Fair Value Measurements at September 30, 2016 Using:
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Measured on a recurring basis:
Assets:
Investment securities:
Available-for-sale:
Mortgage-backed securities:
GSE	497,669	$—	497,669	$—
Non-GSE	333	—	333	—
Other securities:
GSE bonds	—	—	—
Municipal bonds	1,919	—	1,919
Corporate bonds	46,089	—	46,089	—
Equities	1,129	158	971	—
Other	1,254	—	1,254
Total available-for-sale	548,393	158	548,235	—
Trading securities	7,547	7,547	—	—
Total	$555,940	$7,705	$548,235	$—
Measured on a non-recurring basis:
Assets:
Impaired loans:
Real estate loans:
Commercial real estate	$11,584	$—	$—	$11,584
One-to-four family residential mortgage	2,540	—	—	2,540
Multifamily	1,561	—	—	1,561
Home equity and lines of credit	303	—	—	303
Total impaired real estate loans	15,988	—	—	15,988
Commercial and industrial loans	19	—	—	19
Total	$16,007	$—	$—	$16,007

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

	Fair Value Measurements at December 31, 2015 Using:
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
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

The following table presents qualitative information for Level 3 assets measured at fair value on a non-recurring basis at September 30, 2016, and December 31, 2015 (dollars in thousands):

	Fair Value		Valuation Methodology	Unobservable Inputs	Range of Inputs
	September 30, 2016	December 31, 2015			September 30, 2016	December 31, 2015
Impaired loans	$16,007	$13,580	Appraisals	Discount for costs to sell	7.0%	7.0%
				Discount for quick sale	10.0%	10.0%
			Discounted cash flows	Interest rates	4.75% to 7.5%	4.75% to 7.5%
Other real estate owned	$—	$45	Appraisals	Discount for costs to sell	7.0%	7.0%

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

Available for Sale Securities: The estimated fair values for mortgage-backed securities, corporate and other debt securities, and certain less liquid equity securities are obtained from an independent nationally recognized third-party pricing service.  The estimated fair values are derived primarily from cash flow models, which include assumptions for interest rates, credit losses, and prepayment speeds.  Broker/dealer quotes are utilized as well, when such quotes are available and deemed representative of the market.  The significant inputs utilized in the cash flow models are based on market data obtained from sources independent of the Company (Observable Inputs), and are therefore classified as Level 2 within the fair value hierarchy.  The estimated fair values of equity securities consisting of publicly traded mutual funds are classified as Level 1 and are derived from quoted market prices in active markets. There were no transfers of securities between Level 1 and Level 2 during the nine months ended September 30, 2016.
Trading Securities: Fair values are derived from quoted market prices in active markets.  The assets consist of publicly traded mutual funds.

Impaired Loans: At September 30, 2016, and December 31, 2015, the Company had impaired loans held-for-investment (excluding PCI loans) with outstanding principal balances of $20.3 million and $17.0 million, respectively, which were recorded at their estimated fair value of $16.0 million and $13.6 million, respectively.  The Company recorded a net decrease in the specific reserve for impaired loans of $24,000 for the nine months ended September 30, 2016, utilizing Level 3 inputs.  For purposes of estimating fair value of impaired loans, management utilizes independent appraisals, if the loan is collateral dependent, adjusted downward by management, as necessary, for changes in relevant valuation factors subsequent to the appraisal date, or the present value of expected future cash flows for non-collateral dependent loans and troubled debt restructurings.

Other Real Estate Owned (OREO):  At September 30, 2016, the Company had no assets acquired through foreclosure, or deed in lieu of foreclosure, as compared to $45,000 at December 31, 2015. These assets are recorded at estimated fair value, less estimated selling costs when acquired, establishing a new cost basis.  Estimated fair value is generally based on independent appraisals.  These appraisals include adjustments to comparable assets based on the appraisers’ market knowledge and experience, and are considered Level 3 inputs.  When an asset is acquired, the excess of the loan balance over fair value, less estimated selling costs, is charged to the allowance for loan losses.  If the estimated fair value of the asset declines, a write-down is recorded through non-interest expense.  The valuation of foreclosed assets is subjective in nature and may be adjusted in the future because of changes in economic conditions.

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

(h)	Borrowed Funds
The fair value of borrowed funds is estimated by discounting future cash flows based on rates currently available for debt with similar terms and remaining maturity.

(i)	Advance Payments by Borrowers for Taxes and Insurance
Advance payments by borrowers for taxes and insurance have no stated maturity; the fair value is equal to the amount currently payable.

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

The estimated fair value of the Company’s significant financial instruments at September 30, 2016, and December 31, 2015, is presented in the following tables (in thousands):

	September 30, 2016
		Estimated Fair Value
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$36,136	$36,136	$—	$—	$36,136
Trading securities	7,547	7,547	—	—	7,547
Securities available-for-sale	548,393	158	548,235	—	548,393
Securities held-to-maturity	10,198	—	10,417	—	10,417
Federal Home Loan Bank of New York stock, at cost	25,974	—	25,974	—	25,974
Net loans held-for-investment	2,891,909	—	—	2,889,562	2,889,562
Financial liabilities:
Deposits	$2,629,001	$—	$2,636,441	$—	$2,636,441
Borrowed funds	494,430	—	497,342	—	497,342
Advance payments by borrowers for taxes and insurance	11,937	—	11,937	—	11,937

	December 31, 2015
		Estimated Fair Value
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$51,853	$51,853	$—	$—	$51,853
Trading securities	6,713	6,713	—	—	6,713
Securities available-for-sale	541,595	481	541,114	—	541,595
Securities held-to-maturity	10,346	—	10,369	—	10,369
Federal Home Loan Bank of New York stock, at cost	25,803	—	25,803	—	25,803
Net loans held-for-investment	2,348,945	—	—	2,375,028	2,375,028
Financial liabilities:
Deposits	$2,052,929	$—	$2,058,894	$—	$2,058,894
Borrowed funds	558,129	—	557,537	—	557,537
Advance payments by borrowers for taxes and insurance	10,862	—	10,862	—	10,862

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

The following is a summary of the Company’s earnings per share calculations and reconciliation of basic to diluted earnings per share for the periods indicated (dollars in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income available to common stockholders	$7,287	$4,677	$17,932	$13,974
Weighted average shares outstanding-basic	44,556,682	41,495,862	44,282,476	42,562,396
Effect of non-vested restricted stock and stock options outstanding	1,164,070	1,148,923	1,272,785	1,158,949
Weighted average shares outstanding-diluted	45,720,752	42,644,785	45,555,261	43,721,345
Earnings per share-basic	$0.16	$0.11	$0.40	$0.33
Earnings per share-diluted	$0.16	$0.11	$0.39	$0.32
Anti-dilutive shares	1,020,340	3,281,500	1,021,273	3,223,900

Note 10 – Recent Accounting Pronouncements

In August 2016, the FASB issued Accounting Standards Update (ASU) 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which provides guidance on the classification of certain cash receipts and payments within the statement of cash flows. ASU No. 2016-15 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, and is required to be applied retrospectively to all periods presented beginning in the year of adoption. Since the ASU only impacts classification on the statements of cash flows, adoption will not affect the Company's consolidated financial statements or its cash and cash equivalents.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires credit losses on most financial assets measured at amortized cost and certain other instruments to be measured using an expected credit loss model (referred to as the current expected credit loss (CECL) model). Under this model, entities will estimate credit losses over the entire contractual term of the instrument from the date of initial recognition of that instrument. Current US GAAP is based on an incurred loss model that delays recognition of credit losses until it is probable the loss has been incurred. Accordingly, it is anticipated that credit losses will be recognized earlier under the CECL model than under the incurred loss model. ASU 2016-13 is effective for public business entities that are SEC filers for fiscal years and for interim periods within those fiscal years beginning after December 15, 2019. The Company is currently evaluating the potential effect of adoption of this pronouncement on its consolidated financial statements.

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

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

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

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, which addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. The guidance primarily affects the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. In addition, the FASB clarified guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. The accounting for other financial instruments, such as loans, investments in debt securities, and financial liabilities is largely unchanged. ASU No. 2016-01 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. The adoption of this pronouncement is not expected to have a material effect on the Company's consolidated financial statements.

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
Cautionary Statement Regarding Forward-Looking Statements
This Quarterly Report contains certain “forward-looking statements,” which can be identified by the use of such words as “estimate,” “project,” “believe,” “intend,” “anticipate,” “plan,” “seek,” “expect,” and words of similar meaning.  These forward looking statements include, but are not limited to:

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

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

•	general economic conditions, either nationally or in our market areas, that are worse than expected;

•	competition among depository and other financial institutions;

•	inflation and changes in the interest rate environment that reduce our margins and yields or reduce the fair value of financial instruments;

•	adverse changes in the securities or credit markets;

•	changes in laws or government regulations or policies affecting financial institutions, including changes in regulatory fees and capital requirements;

•	our ability to manage operations in the current economic conditions;

•	our ability to enter new markets successfully and capitalize on growth opportunities;

•	our ability to successfully integrate acquired entities, including Hopewell Valley Community Bank (“Hopewell Valley”), which we acquired on January 8, 2016;

•	changes in consumer spending, borrowing and savings habits;

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

Critical Accounting Policies

Note 1 to the Company’s Audited Consolidated Financial Statements for the year ended December 31, 2015 included in the Company’s Annual Report on Form 10-K, as supplemented by this report, contains a summary of significant accounting policies.  Various elements of these accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments.  Certain assets are carried in the Consolidated Balance Sheets at estimated fair value or the lower of cost or estimated fair value.  Policies with respect to the methodologies used to determine the allowance for loan losses, estimated cash flows of our PCI loans, and judgments regarding the valuation of intangible assets and securities as well as the valuation allowance against deferred tax assets are the most critical accounting policies because they are important to the presentation of the Company’s financial condition and results of operations, involve a higher degree of complexity, and require management to make difficult and subjective judgments which often require assumptions or estimates about highly uncertain matters. The use of different judgments, assumptions, and estimates could result in material differences in the results of operations or financial condition.  These critical accounting policies and their application are reviewed periodically and, at least annually, with the Audit Committee of the Board of Directors.  For a further discussion of the critical accounting policies of the Company, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.
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

On January 8, 2016, the Company acquired Hopewell Valley, which after purchase accounting adjustments added $508.5 million of assets, $342.6 million of loans, and $456.2 million of deposits, and nine branch offices in Hunterdon and Mercer Counties, New Jersey. Total consideration paid for Hopewell Valley was $55.4 million, consisting of $13.7 million in cash and 2,707,381 shares of common stock valued at $41.7 million based upon the $15.41 per share closing price of Northfield Bancorp, Inc.'s common stock on January 8, 2016.

Net income was $17.9 million for the nine months ended September 30, 2016, as compared to $14.0 million for the nine months ended September 30, 2015.  Basic and diluted earnings per common share were $0.40 and $0.39, respectively, for the nine months ended September 30, 2016, compared to basic and diluted earnings per common share of $0.33 and $0.32, respectively, for the nine months ended September 30, 2015. Earnings for the nine months ended September 30, 2016, reflect merger-related expenses of approximately $2.4 million, net of tax, or $0.05 per basic and diluted share, related to the acquisition of Hopewell Valley. Earnings for the nine months ended September 30, 2015 included a charge of $795,000, or, $0.02 per share, related to the write-down of deferred tax assets as a result of New York City tax reforms enacted in April 2015 and merger expenses of $437,000, or $0.01 per share, related to Hopewell Valley. For the nine months ended September 30, 2016, our return on average assets was 0.65%, as compared to 0.60% for the nine months ended September 30, 2015.  For the nine months ended September 30, 2016, our return on average stockholders’ equity was 3.92% as compared to 3.24% for the nine months ended September 30, 2015.

Comparison of Financial Condition at September 30, 2016, and December 31, 2015
Total assets increased $582.0 million, or 18.2%, to $3.78 billion at September 30, 2016, from $3.20 billion at December 31, 2015, primarily due to an increase in loans held-for-investment, net, of $542.5 million and an increase in goodwill of $22.3 million associated with the acquisition of Hopewell Valley.

Cash and cash equivalents decreased $15.7 million, or 30.3%, to $36.1 million at September 30, 2016, from $51.9 million at December 31, 2015. Balances fluctuate based on the timing of receipt of security and loan repayments and the redeployment of cash into other asset classes, or the funding of deposit or borrowing obligations.

The available-for-sale securities portfolio totaled $548.4 million at September 30, 2016, compared to $541.6 million at December 31, 2015. At September 30, 2016, $497.7 million of the portfolio consisted of residential mortgage-backed securities issued or guaranteed by Fannie Mae, Freddie Mac, or Ginnie Mae. In addition, the Company held $46.1 million in corporate bonds, all of which were considered investment grade at September 30, 2016, and other securities of $4.6 million (including $1.1 million of equity investments in money market mutual funds).

 Loans held-for-investment, net, increased $542.5 million, or 22.9%, to $2.92 billion at September 30, 2016, as compared to $2.37 billion at December 31, 2015, primarily due to the addition of $342.6 million of loans acquired from Hopewell Valley, two loan pool purchases totaling $158.1 million, which consisted primarily of multifamily loans, and to a lesser extent, loan originations.

As of September 30, 2016, our commercial real estate concentration (as defined by regulatory guidance) to total risk-based capital was approximately 370%. Management believes that the Bank has implemented appropriate risk management practices including risk assessments, board approved underwriting policies and related procedures, monitoring bank portfolio performance, market analysis (economic and real estate) and stress testing of the Bank’s commercial real estate portfolio under severe adverse economic conditions. Although management believes the Bank has implemented appropriate policies and procedures to manage our commercial real estate concentration risk, the Bank’s regulators could require us to implement additional policies and procedures or could require us to maintain higher levels of regulatory capital, which might adversely affect our loan originations, ability to pay dividends, and profitability.

Originated loans held-for-investment, net, totaled $2.07 billion at September 30, 2016, as compared to $1.93 billion at December 31, 2015.  The increase was primarily due to an increase in multifamily real estate loans of $120.2 million, or 9.1%, to $1.44 billion at September 30, 2016, from $1.32 billion at December 31, 2015. The following table details our multifamily real estate originations for the nine months ended September 30, 2016 and 2015 (dollars in thousands):

For the Nine Months Ended September 30, 2016
Originations	Weighted Average Interest Rate	Weighted Average Loan-to-Value Ratio	Weighted Average Months to Next Rate Change or Maturity for Fixed Rate Loans	(F)ixed or (V)ariable	Amortization Term
$219,975	3.42%	63%	81	V	30 Years
7,075	3.66%	41%	131	F	7- 15 Years
$227,050	3.43%	62%

For the Nine Months Ended September 30, 2015
Originations	Weighted Average Interest Rate	Weighted Average Loan-to-Value Ratio	Weighted Average Months to Next Rate Change or Maturity for Fixed Rate Loans	(F)ixed or (V)ariable	Amortization Term
$315,059	3.37%	65%	76	V	30 Years
2,829	4.14%	24%	180	F	15 Years
$317,888	3.38%	64%
Acquired loans increased by $404.6 million to $813.6 million at September 30, 2016, from $409.0 million at December 31, 2015, due to $342.6 million of loans acquired from Hopewell Valley, and two loan pool purchases totaling approximately $158.1 million, which consisted primarily of multifamily loans located in New York and Eastern Pennsylvania. The following table provides the details of the loans purchased during the nine months ended September 30, 2016 (dollars in thousands):

Purchases	Weighted Average Interest Rate	Weighted Average Loan-to-Value Ratio	Weighted Average Months to Next Rate Change or Maturity for Fixed Rate Loans	(F)ixed or (V)ariable	Amortization Term
$27,415	3.98%	30%	120	F	30 Years
48,445	2.95%	53%	46	V	30 Years
82,242	2.93%	49%	33	V	30 Years
$158,102	3.12%	47%
Purchased credit-impaired (“PCI”) loans totaled $32.8 million at September 30, 2016, as compared to $33.1 million at December 31, 2015, and include $4.9 million of PCI loans acquired as part of the Hopewell Valley acquisition. The remaining $27.9 million of PCI loans were primarily acquired as part of a transaction with the Federal Deposit Insurance Corporation. The Company accreted interest income of $4.0 million for the nine months ended September 30, 2016, compared to $3.3 million for the nine months ended September 30, 2015 related to the PCI loans.

Total liabilities increased $521.3 million, or 19.7%, to $3.16 billion at September 30, 2016, from $2.64 billion at December 31, 2015.  The increase was primarily attributable to an increase in deposits of $576.1 million, partially offset by decreases in borrowed funds of $63.7 million, due to a shift in our balance sheet funding strategy. The increase in deposits was primarily due to $456.2 million of deposits acquired from Hopewell Valley.

Deposits increased $576.1 million, or 28.1%, to $2.63 billion at September 30, 2016, as compared to $2.05 billion at December 31, 2015. The increase was attributable to increases of $54.2 million in certificates of deposit accounts, $43.4 million in savings accounts, $203.7 million in money market accounts, and $274.8 million in transaction accounts.

Borrowings and securities sold under agreements to repurchase decreased by $63.7 million, or 11.4%, to $494.4 million at September 30, 2016, from $558.1 million at December 31, 2015.  Management utilizes borrowings to mitigate interest rate risk, for short-term liquidity, and to a lesser extent as part of leverage strategies.  The following is a table of term borrowing maturities (excluding capitalized leases and overnight borrowings) and the weighted average rate by year at September 30, 2016 (dollars in thousands):

Year	Amount	Weighted Average Rate
2016	$37,910	1.51%
2017	165,003	1.22%
2018	142,715	1.66%
2019	93,502	1.47%
2020	45,000	1.79%
	$484,130	1.48%

Total stockholders’ equity increased by $60.7 million to $620.5 million at September 30, 2016, from $559.8 million at December 31, 2015, primarily due to common stock issued for the purchase of Hopewell Valley, net income earned for the period, and an increase in unrealized gains on our securities-available-for sale portfolio, partially offset by dividends paid to stockholders. The Company issued 2,707,381 shares of common stock in the Hopewell Valley acquisition at a price of $15.41, which resulted in a $41.7 million increase in stockholders' equity.

Comparison of Operating Results for the Nine Months Ended September 30, 2016 and 2015

Net income. Net income was $17.9 million and $14.0 million for the nine months ended September 30, 2016, and September 30, 2015, respectively. Net income for the nine months ended September 30, 2016, included merger-related expenses of $3.9 million ($2.4 million after tax) associated with the acquisition of Hopewell Valley, which was completed on January 8, 2016. Net income for the nine months ended September 30, 2015, included a tax charge of $795,000 related to the write-down of deferred tax assets as a result of New York City tax reforms enacted in April 2015, and merger expenses of $437,000 related to Hopewell Valley. Other significant variances from the comparable prior year period are as follows: a $15.8 million increase in net interest income, a $117,000 decrease in the provision for loan losses, a $1.7 million increase in non-interest income, a $12.7 million increase in non-interest expense, and a $881,000 increase in income tax expense.

Interest Income. Interest income increased $17.5 million, or 23.2%, to $92.9 million for the nine months ended September 30, 2016, from $75.4 million for the nine months ended September 30, 2015, due to an increase in the average balance of interest-earning assets of $555.0 million, or 19.3%, and an 11 basis point increase in yields earned on interest-earning assets. Interest income on loans increased by $18.8 million, primarily attributable to an increase in the average loan balances of $652.8 million, which was partially offset by a seven basis point decrease in the yield. The increase in average loans was largely due to $342.6 million of loans added through the Hopewell Valley acquisition, $158.1 million in loan pool purchases of primarily multifamily loans, and to a lesser extent, originated loan growth. The Company accreted interest income related to its PCI loans of $4.0 million for the nine months ended September 30, 2016, as compared to $3.3 million for the nine months ended September 30, 2015. Interest income on loans for the nine months ended September 30, 2016, reflected loan prepayment income of $1.4 million compared to $1.7 million for the nine months ended September 30, 2015.

Interest Expense. Interest expense increased $1.7 million, or 11.9%, to $16.2 million for the nine months ended September 30, 2016, from $14.5 million for the nine months ended September 30, 2015. The increase was due to an increase of $3.3 million in interest expense on deposits, partially offset by a decrease of $1.6 million in interest expense on borrowings. The increase in interest expense on deposits was attributed to an increase in the average balance of interest-bearing deposits of $590.1 million, or 37.3%, to $2.17 billion for the nine months ended September 30, 2016, from $1.58 billion for the nine months ended September 30, 2015, and a four basis point increase in the cost of interest-bearing deposits to 0.66% from 0.62%.

The decrease in interest expense on borrowings was attributed to a decrease in the average balances of borrowings of $141.9 million, or 22.5%, to $489.3 million for the nine months ended September 30, 2016, from $631.2 million for the nine months ended September 30, 2015, partially offset by a one basis point increase in the cost of borrowings to 1.52% for the nine months ended September 30, 2015.
Net Interest Income. Net interest income for the nine months ended September 30, 2016 increased $15.8 million, or 25.9%, primarily due to a $555.0 million, or 19.3%, increase in our average interest-earning assets and a 16 basis point increase in our net interest margin to 2.99%. The increase in average interest-earning assets was primarily attributable to an increase in the average balance of loans outstanding of $652.8 million, partially offset by a decrease in average mortgage-backed securities of $107.0 million. Yields earned on interest-earning assets increased eleven basis points to 3.62% for the nine months ended September 30, 2016, from 3.51% for the nine months ended September 30, 2015. The cost of interest-bearing liabilities decreased seven basis points to 0.81% for the nine months ended September 30, 2016 as compared to 0.88% for the comparable prior year period.

Provision for Loan Losses. The provision for loan losses decreased by $117,000 to $355,000 for the nine months ended September 30, 2016, from $472,000 for the nine months ended September 30, 2015, primarily due to an improvement in asset quality, including declines in non-performing and delinquent loans. Acquired loans, including those acquired from Hopewell Valley, are valued at estimated fair value on the date of acquisition, with no initial related allowance for loan losses. Net charge-offs were $785,000 for the nine months ended September 30, 2016, compared to net charge-offs of $1.1 million for the nine months ended September 30, 2015. Net charge-offs in the nine months ended September 30, 2015, were primarily related to five previously impaired loans to one borrower that were restructured during the first quarter of 2015 and subsequently sold in the fourth quarter of 2015. These loans had existing specific reserves associated with them that adequately covered the charge-offs, resulting in no material effect on the provision for loan losses for the nine months ended September 30, 2015.

Non-interest Income. Non-interest income increased $1.7 million, or 28.6%, to $7.4 million for the nine months ended September 30, 2016, from $5.8 million for the nine months ended September 30, 2015, primarily due to increases in fees and service charges for customers of $679,000, income on bank owned life insurance of $172,000, and gains on securities transactions, net, of $946,000. These increases were partially offset by a decrease in other income of $144,000, primarily related to a realized gain on the sale of an other real estate owned property (OREO) during the nine months ended September 30, 2015. Securities gains, net, in the nine months ended September 30, 2016, included gains of $389,000 related to the Company’s trading portfolio, while the comparative 2015 period included losses of $390,000 related to the Company’s trading portfolio. The trading portfolio is utilized to fund the Company’s deferred compensation obligation to certain employees and directors of the Company's deferred compensation plan (the Plan). The participants of this Plan, at their election, defer a portion of their compensation. Gains and losses on trading securities have no effect on net income since participants benefit from, and bear the full risk of, changes in the trading securities market values. Therefore, the Company records an equal and offsetting amount in compensation expense, reflecting the change in the Company’s obligations under the Plan.

Non-interest Expense. Non-interest expense increased $12.7 million, or 29.1%, to $56.4 million for the nine months ended September 30, 2016, from $43.7 million for the nine months ended September 30, 2015, primarily due to: (1) an $8.4 million increase in compensation and employee benefits largely driven by increased salary and benefit expenses attributable to the addition of Hopewell Valley employees and general merit-related salary increases effective January 1, 2016, charges of $2.3 million related to severance, retention, and change-in-control compensation associated with the Hopewell Valley acquisition, and an increase in stock compensation expense related to the 2014 Equity Incentive Plan (the "2014 EIP"); (2) a $992,000 increase in occupancy expense due to the addition of nine Hopewell Valley branches; (3) a $2.1 million increase in data processing costs, of which approximately $1.1 million was due to conversion costs associated with the Hopewell Valley acquisition; (4) an increase in professional fees of $375,000, primarily related to the Hopewell Valley acquisition; and (5) an $835,000 increase in other expense, largely due to an increase in Directors’ equity awards associated with the 2014 EIP, and increases in core deposit premium amortization and general office expenses related to the Hopewell Valley acquisition. These increases were partially offset by a decrease in OREO expenses.

Income Tax Expense. The Company recorded income tax expense of $9.4 million for the nine months ended September 30, 2016, compared to $8.5 million for the nine months ended September 30, 2015.  The effective tax rate for the nine months ended September 30, 2016 was 34.4% compared to 37.9% for the nine months ended September 30, 2015. Income tax expense for the nine months ended September 30, 2015 included a deferred tax asset write-down of $795,000 related to New York City tax reforms enacted in April 2015 and $437,000 in non-deductible merger-related expenses.

The following table sets forth average balance sheets, average yields and costs, and certain other information for the periods indicated.
ANALYSIS OF NET INTEREST INCOME
(Dollars in thousands)

	For the Nine Months Ended
	September 30, 2016			September 30, 2015
	Average Outstanding Balance	Interest	Average Yield/ Rate (1)	Average Outstanding Balance	Interest	Average Yield/ Rate (1)
Interest-earning assets:
Loans (2)	$2,730,006	$82,792	4.05%	$2,077,241	$64,034	4.12%
Mortgage-backed securities (3)	538,568	8,322	2.06	645,543	10,036	2.08
Other securities (3)	57,030	662	1.55	52,026	292	0.75
Federal Home Loan Bank of New York stock	25,159	861	4.57	26,521	905	4.56
Interest-earning deposits in financial institutions	77,035	225	0.39	71,479	93	0.17
Total interest-earning assets	3,427,798	92,862	3.62	2,872,810	75,360	3.51
Non-interest-earning assets	262,748			219,555
Total assets	$3,690,546			$3,092,365

Interest-bearing liabilities:
Savings, NOW, and money market accounts	$1,594,088	$5,773	0.48%	$1,097,582	$3,416	0.42%
Certificates of deposit	579,227	4,899	1.13	485,647	3,957	1.09
Total interest-bearing deposits	2,173,315	10,672	0.66	1,583,229	7,373	0.62
Borrowed funds	489,300	5,570	1.52	631,245	7,145	1.51
Total interest-bearing liabilities	2,662,615	16,242	0.81	2,214,474	14,518	0.88
Non-interest bearing deposit accounts	367,454			262,804
Accrued expenses and other liabilities	49,825			39,309
Total liabilities	3,079,894			2,516,587
Stockholders' equity	610,652			575,778
Total liabilities and stockholders' equity	$3,690,546			$3,092,365

Net interest income		$76,620			$60,842
Net interest rate spread (4)			2.80%			2.63%
Net interest-earning assets (5)	$765,183			$658,336
Net interest margin (6)			2.99%			2.83%
Average interest-earning assets to interest-bearing liabilities			128.74%			129.73%

(1)	Average yields and rates are annualized.
(2)	Includes non-accruing loans.
(3)	Securities available-for-sale are reported at amortized cost.
(4)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(5)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(6)	Net interest margin represents net interest income divided by average total interest-earning assets.

Comparison of Operating Results for the Three Months Ended September 30, 2016 and 2015

Net income. Net income was $7.3 million and $4.7 million for the quarters ended September 30, 2016 and September 30, 2015, respectively. Significant variances from the comparable prior year period are as follows: a $5.7 million increase in net interest income, a $1.0 million increase in non-interest income, a $2.5 million increase in non-interest expense, and a $1.3 million increase in income tax expense.

Interest Income. Interest income increased $6.0 million, or 23.3%, to $31.5 million for the quarter ended September 30, 2016, from $25.6 million for the quarter September 30, 2015, due to an increase in the average balance of interest-earning assets of $577.7 million, or 19.7%, and an 11 basis point increase in yields earned on interest-earning assets. Interest income on loans increased by $6.1 million, primarily attributable to an increase in the average loan balances of $635.0 million, which was partially offset by a four basis point decrease in the yield. The increase in average loans was largely due to $342.6 million of loans added through the Hopewell Valley acquisition, $158.1 million in loan pool purchases of primarily multifamily loans, and to a lesser extent, originated loan growth. The Company accreted interest income related to its PCI loans of $1.3 million for the quarter ended September 30, 2016, as compared to $1.0 million for the quarter ended September 30, 2015. Interest income on loans for the quarter ended September 30, 2016, reflected loan prepayment income of $459,000 compared to $489,000 for the quarter ended September 30, 2015.

Interest Expense. Interest expense increased $277,000, or 5.5%, to $5.3 million for the quarter ended September 30, 2016, from $5.0 million for the quarter ended September 30, 2015. The increase was due to an increase of $704,000 in interest expense on deposits, partially offset by a decrease of $427,000 in interest expense on borrowings.  The increase in interest expense on deposits was attributed to an increase in the average balance of interest-bearing deposits of $524.9 million, or 30.6%, to $2.24 billion for the quarter ended September 30, 2016, from $1.71 billion for the quarter ended September 30, 2015, partially offset by a three basis point decrease in the cost of interest-bearing deposits to 0.63% from 0.66%. The decrease in interest expense on borrowings was attributed to a decrease in the average balances of borrowings of $98.4 million, or 17.4%, to $466.5 million for the quarter ended September 30, 2016, from $564.9 million for the quarter ended September 30, 2015, and a four basis point decrease in the cost of borrowings to 1.47%, from 1.51% for the quarter ended September 30, 2015.
Net Interest Income. Net interest income for the quarter ended September 30, 2016, increased $5.7 million, or 27.6%, primarily due to a $577.7 million, or 19.7%, increase in average interest-earning assets and a 19 basis point increase in our net interest margin to 2.98%. The increase in average interest-earning assets was primarily attributable to an increase in average loans outstanding of $635.0 million and an increase in average other securities of $22.3 million, partially offset by a decrease in average mortgage-backed securities of $86.8 million. Yields earned on interest-earning assets increased 11 basis points to 3.58% for the quarter ended September 30, 2016, from 3.47% for the quarter ended September 30, 2015. The cost of interest-bearing liabilities decreased nine basis points to 0.78% for the current quarter as compared to 0.87% for the comparable prior year quarter.

Provision for Loan Losses. The provision for loan losses increased by $272,000 to $472,000 for the quarter ended September 30, 2016, from $200,000 for the quarter ended September 30, 2015, primarily due to loan growth and higher net charge-offs during the quarter ended September 30, 2016. Net charge-offs were $449,000 for the quarter ended September 30, 2016, compared to net charge-offs of $61,000 for the quarter ended September 30, 2015. Acquired loans, including those acquired from Hopewell Valley, were valued at estimated fair value on the date of acquisition, with no initial related allowance for loan losses.

Non-interest Income. Non-interest income increased $1.0 million, or 60.1%, to $2.7 million for the quarter ended September 30, 2016, from $1.7 million for the quarter ended September 30, 2015, primarily due to increases in fees and service charges for customers of $208,000, and gains on securities transactions, net, of $750,000. Securities gains, net, in the quarter ended September 30, 2016, included gains of $344,000 related to the Company’s trading portfolio described above, while the comparative 2015 quarter included losses of $401,000 related to the Company’s trading portfolio.

Non-interest Expense. Non-interest expense increased $2.5 million, or 17.0%, to $17.4 million for the quarter ended September 30, 2016, from $14.8 million for the quarter ended September 30, 2015, due primarily to: (1) a $2.3 million increase in compensation and employee benefits due to the addition of Hopewell Valley employees and general merit-related salary increases effective January 1, 2016; (2) a $304,000 increase in occupancy costs associated with the addition of nine Hopewell Valley branches; (3) a $793,000 increase in data processing costs of which $477,000 relate to contract termination and other conversion costs associated with the Hopewell Valley acquisition; and (4) a $488,000 decrease in other expenses, primarily due to lower Directors’ equity awards expense.

Income Tax Expense. The Company recorded income tax expense of $3.8 million for the quarter ended September 30, 2016, compared to $2.5 million for the quarter ended September 30, 2015.  The effective tax rate for the quarter ended September 30, 2016, was 34.2% compared to 35.0% for the quarter ended September 30, 2015. The quarter ended September 30, 2015 included $437,000 in non-deductible merger-related expenses.

The following table sets forth average balance sheets, average yields and costs, and certain other information for the periods indicated.
ANALYSIS OF NET INTEREST INCOME
(Dollars in thousands)

	For the Three Months Ended
	September 30, 2016			September 30, 2015
	Average Outstanding Balance	Interest	Average Yield/ Rate (1)	Average Outstanding Balance	Interest	Average Yield/ Rate (1)
Interest-earning assets:
Loans (2)	$2,810,377	28,222	3.99%	$2,175,407	$22,077	4.03%
Mortgage-backed securities (3)	525,487	2,665	2.02	612,301	3,134	2.03
Other securities (3)	60,373	252	1.66	38,100	64	0.67
Federal Home Loan Bank of New York stock	24,667	302	4.87	24,285	265	4.33
Interest-earning deposits in financial institutions	82,016	84	0.41	75,148	30	0.16
Total interest-earning assets	3,502,920	31,525	3.58	2,925,241	25,570	3.47
Non-interest-earning assets	283,900			220,794
Total assets	$3,786,820			$3,146,035

Interest-bearing liabilities:
Savings, NOW, and money market accounts	$1,654,778	$1,877	0.45%	$1,164,887	$1,360	0.46%
Certificates of deposit	583,488	1,668	1.14	548,488	1,481	1.07
Total interest-bearing deposits	2,238,266	3,545	0.63	1,713,375	2,841	0.66
Borrowed funds	466,476	1,729	1.47	564,898	2,156	1.51
Total interest-bearing liabilities	2,704,742	5,274	0.78	2,278,273	4,997	0.87
Non-interest bearing deposits	400,856			258,476
Accrued expenses and other liabilities	62,104			44,840
Total liabilities	3,167,702			2,581,589
Stockholders' equity	619,118			564,446
Total liabilities and stockholders' equity	$3,786,820			$3,146,035

Net interest income		$26,251			$20,573
Net interest rate spread (4)			2.80%			2.60%
Net interest-earning assets (5)	$798,178			$646,968
Net interest margin (6)			2.98%			2.79%
Average interest-earning assets to interest-bearing liabilities			129.51%			128.40%

(1)	Average yields and rates are annualized.
(2)	Includes non-accruing loans.
(3)	Securities available-for-sale are reported at amortized cost.
(4)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(5)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(6)	Net interest margin represents net interest income divided by average total interest-earning assets.

Asset Quality

PCI Loans

At September 30, 2016, 5.0% of PCI loans were past due 30 to 89 days, and 21.8% were past due 90 days or more, as compared to 7.9% and 21.4%, respectively, at December 31, 2015.

Originated and Acquired loans

The following table details total originated and acquired (but excluding PCI) non-accruing loans, non-performing loans, non-performing assets, troubled debt restructurings on which interest is accruing, and accruing loans 30 to 89 days delinquent at September 30, 2016, and December 31, 2015 (dollars in thousands):

	September 30, 2016	December 31, 2015
Non-accrual loans:
Real estate loans:
Commercial	$6,705	$5,232
One-to-four family residential	1,638	2,574
Construction and land	—	113
Multifamily	322	559
Home equity and lines of credit	97	329
Commercial and industrial	13	—
Total non-accrual loans:	8,775	8,807
Loans delinquent 90 days or more and still accruing:
Real estate loans:
Commercial	1,834	—
One-to-four family residential	10	—
Commercial and industrial	—	15
Total loans delinquent 90 days or more and still accruing	1,844	15
Total non-performing loans	10,619	8,822
Other real estate owned	—	45
Total non-performing assets	$10,619	$8,867
Non-performing loans to total loans held-for-investment, net	0.36%	0.37%
Non-performing assets to total assets	0.28%	0.28%
Loans subject to restructuring agreements and still accruing	$22,732	$22,284
Accruing loans 30 to 89 days delinquent	12,532	21,620

Accruing Loans 30 to 89 Days Delinquent

Loans 30 to 89 days delinquent and on accrual status totaled $12.5 million and $21.6 million at September 30, 2016, and December 31, 2015, respectively. The following table sets forth delinquencies for accruing loans by type and by amount at September 30, 2016, and December 31, 2015 (dollars in thousands):

	September 30, 2016	December 31, 2015
Real estate loans:
Commercial	$6,317	$13,957
One-to-four family residential	3,795	4,209
Multifamily	1,412	2,965
Home equity and lines of credit	569	374
Commercial and industrial loans	403	104
Other loans	36	11
Total delinquent accruing loans	$12,532	$21,620

The decrease in the delinquent loans was primarily attributable to one commercial real estate loan with a balance of $5.6 million at December 31, 2015, which was 31 days delinquent, and became current during the first quarter of 2016. This loan had a balance of $5.5 million at September 30, 2016, was classified as impaired, and adequately covered by collateral with a recent appraised value of $9.3 million.

Loans Subject to TDR Agreements

Included in non-accruing loans are loans subject to TDR agreements totaling $2.7 million and $4.4 million at September 30, 2016 and December 31, 2015, respectively.  At September 30, 2016, $2.2 million, or 84.1%, of the $2.7 million were not performing in accordance with their restructured terms, as compared to $2.3 million, or 53.2%, of the $4.4 million at December 31, 2015. Four separate relationships account for the loans not performing in accordance with their restructured terms at September 30, 2016, of which three of the loans are primarily collateralized by real estate with an aggregate appraised value of $2.9 million.

The Company also holds loans subject to restructuring agreements that are on accrual status totaling $22.7 million and $22.3 million at September 30, 2016, and December 31, 2015, respectively.  At September 30, 2016, all these loans were performing in accordance with the restructured terms as compared to loans totaling $7.2 million, or 32.3%, of the $22.3 million at December 31, 2015, that were not performing in accordance with their restructured terms.  The majority of the $7.2 million at December 31, 2015, was attributable to one commercial real estate loan with a balance of $5.6 million which was 31 days delinquent and became current in the first quarter of 2016.

The following table details the amounts and categories of the loans subject to restructuring agreements by loan type as of September 30, 2016, and December 31, 2015 (in thousands):

	September 30, 2016		At December 31, 2015
	Non-Accruing	Accruing	Non-Accruing	Accruing
Troubled Debt Restructurings:
Real estate loans:
Commercial	$1,878	$17,799	$2,657	$17,885
One-to-four family residential	783	2,963	1,694	2,053
Multifamily	—	1,524	—	1,876
Home equity and lines of credit	—	341	—	354
Commercial and industrial loans	—	105	—	116
	$2,661	$22,732	$4,351	$22,284

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
Northfield Bank's primary sources of funds are deposits, principal and interest payments on loans and securities, borrowed funds, the proceeds from maturing securities and short-term investments, and to a lesser extent the proceeds from the sales of loans and securities and wholesale borrowings.  The scheduled amortization of loans and securities, as well as proceeds from borrowed funds, are predictable sources of funds.  Other funding sources, however, such as deposit inflows and loan prepayments are greatly influenced by market interest rates, economic conditions, and competition.  Northfield Bank is a member of the FHLB, which provides an additional source of short-term and long-term funding.  Northfield Bank also has short-term borrowing capabilities with the Federal Reserve Bank.  Northfield Bank’s borrowed funds, excluding capitalized lease obligations and floating rate advances, were $484.1 million at September 30, 2016, and had a weighted average interest rate of 1.48%.  A total of $165.9 million of these borrowings will mature in less than one year.  Borrowed funds, excluding capitalized lease obligations and floating rate advances, were $551.1 million at December 31, 2015.  Northfield Bank has the ability to obtain additional funding from the FHLB and Federal Reserve Bank discount window of approximately $787.7 million utilizing unencumbered securities of $166.4 million and loans of $700.0 million at September 30, 2016.  Northfield Bank expects to have sufficient funds available to meet current commitments in the normal course of business.
Northfield Bancorp, Inc. (standalone) is a separate legal entity from Northfield Bank and must provide for its own liquidity to pay dividends, repurchase its stock, and for other corporate purposes. Northfield Bancorp, Inc.'s primary source of liquidity is dividend payments from Northfield Bank. At September 30, 2016, Northfield Bancorp, Inc. (stand alone) had liquid assets of approximately $12.8 million.
Capital Resources.  At September 30, 2016, and December 31, 2015, as set forth in the following table, Northfield Bank exceeded all of its regulatory capital requirements to which it was subject at such dates.

	Actual	For Capital Adequacy Purposes (1)	For Well Capitalized Under Prompt Corrective Action Provisions
As of September 30, 2016:
Common equity Tier 1 capital (to risk-weighted assets)	17.57%	5.125%	6.50%
Tier 1 leverage	14.49%	4.000%	5.00%
Tier I capital (to risk-weighted assets)	17.57%	6.625%	8.00%
Total capital (to risk-weighted assets)	18.37%	8.625%	10.00%
As of December 31, 2015:
Common equity Tier 1 capital (to risk-weighted assets)	20.19%	4.50%	6.50%
Tier 1 leverage	15.72%	4.00%	5.00%
Tier I capital (to risk-weighted assets)	20.19%	6.00%	8.00%
Total capital (to risk-weighted assets)	21.21%	8.00%	10.00%

(1) Includes capital conservation buffer at September 30, 2016
  On January 1, 2015, a final rule issued by the federal bank regulatory agencies became effective which revised the leverage and risk-based capital requirements and the method for calculating risk-weighted assets to make them consistent with agreements reached by the Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Act.  Among other things, the new rule establishes a new common equity Tier 1 minimum capital requirement (4.5% of risk-weighted assets), increases the minimum Tier 1 capital to risk-based assets requirement (from 4% to 6% of risk-weighted assets) and assigns a higher risk weight (150%) to exposures that are more than 90 days past due or are on non-accrual status, and to certain commercial real estate facilities that finance the acquisition, development, or construction of real property.  The final rule also requires unrealized gains and losses on certain “available-for-sale” securities holdings to be included for purposes of calculating regulatory capital requirements unless a one-time opt-in or opt-out election is exercised.  The rule limits a banking organization's capital distributions and certain discretionary bonus payments if the banking organization does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets in addition to the amount necessary to meet its minimum risk-based capital requirements. The capital conservation buffer requirement is being phased in incrementally, starting at 0.625% on January 1, 2016, and increasing to 1.25% on January 1, 2017, 1.875% on January 1, 2018, and 2.5% on January 1, 2019, when the full capital conservation buffer requirement will be effective.  The final rule also implemented consolidated capital requirements for savings and loan holding companies, such as the Company, effective January 1, 2015.

At September 30, 2016, and December 31, 2015, as set forth in the following table, Northfield Bancorp, Inc. exceeded all of its regulatory capital requirements to which it was subject at such dates.

	Actual	For Capital Adequacy Purposes (1)	For Well Capitalized Under Prompt Corrective Action Provisions
As of September 30, 2016:
Common equity Tier 1 capital (to risk-weighted assets)	18.77%	5.125%	6.50%
Tier 1 leverage	15.48%	4.000%	5.00%
Tier I capital (to risk-weighted assets)	18.77%	6.625%	8.00%
Total capital (to risk-weighted assets)	19.58%	8.625%	10.00%
As of December 31, 2015:
Common equity Tier 1 capital (to risk-weighted assets)	22.15%	4.50%	6.50%
Tier 1 leverage	17.25%	4.00%	5.00%
Tier I capital (to risk-weighted assets)	22.15%	6.00%	8.00%
Total capital (to risk-weighted assets)	23.17%	8.00%	10.00%

(1) Includes capital conservation buffer at September 30, 2016

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
The following table shows the contractual obligations of the Company by expected payment period as of September 30, 2016:

Contractual Obligation	Total	Less than One Year	One to less than Three Years	Three to less than Five Years	Five Years and greater
	(in thousands)
Debt obligations (excluding capitalized leases)	$484,130	$165,913	$238,217	$80,000	$—
Commitments to originate loans	72,458	72,458	—	—	—
Commitments to fund unused lines of credit	73,083	73,083	—	—	—

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

The following tables set forth, as of September 30, 2016, and December 31, 2015, our calculation of the estimated changes in our NPV, NPV ratio, and percent change in net interest income that would result from the designated instantaneous and sustained changes in interest rates (dollars in thousands).  Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments and deposit repricing characteristics including decay rates, and correlations to movements in interest rates, and should not be relied on as indicative of actual results.

	NPV at September 30, 2016
Change in Interest Rates (basis points)	Estimated Present Value of Assets	Estimated Present Value of Liabilities	Estimated NPV	Estimated Change in NPV	Estimated Change in NPV %	Estimated NPV/Present Value of Assets Ratio	Net Interest Income Percent Change
+400	$3,371,438	$2,842,418	$529,020	$(173,094)	(24.65)%	15.69%	(16.75)%
+300	3,465,504	2,898,387	567,117	(134,997)	(19.23)	16.36	(12.33)
+200	3,570,609	2,956,858	613,751	(88,363)	(12.59)	17.19	(7.89)
+100	3,674,336	3,017,987	656,349	(45,765)	(6.52)	17.86	(3.78)
—	3,784,054	3,081,940	702,114	—	—	18.55	—
(100)	3,930,009	3,152,413	777,596	75,482	10.75	19.79	0.05
(200)	4,135,453	3,197,038	938,415	236,301	33.66	22.69	(2.23)

	NPV at December 31, 2015
Change in Interest Rates (basis points)	Estimated Present Value of Assets	Estimated Present Value of Liabilities	Estimated NPV	Estimated Change In NPV	Estimated Change in NPV %	Estimated NPV/Present Value of Assets Ratio	Net Interest Income Percent Change
+400	$2,831,359	$2,325,221	$506,138	$(177,510)	(25.97)%	17.88%	(19.87)%
+300	2,919,176	2,375,931	543,245	(140,403)	(20.54)	18.61	(14.74)
+200	3,015,892	2,428,896	586,996	(96,652)	(14.14)	19.46	(9.61)
+100	3,116,363	2,484,252	632,111	(51,537)	(7.54)	20.28	(4.73)
—	3,225,792	2,542,144	683,648	—	—	21.19	—
(100)	3,364,070	2,606,262	757,808	74,160	10.85	22.53	0.77
(200)	3,541,395	2,659,965	881,430	197,782	28.93	24.89	(0.84)

At September 30, 2016, in the event of a 200 basis point decrease in interest rates, we would experience a 33.66% increase in estimated net portfolio value and a 2.23% decrease in net interest income. In the event of a 400 basis point increase in interest rates, we would experience a 24.65% decrease in estimated net portfolio value and a 16.75% decrease in net interest income. Our policies provide that, in the event of a 200 basis point decrease or less in interest rates, our net present value ratio should decrease by no more than 400 basis points and in the event of a 400 basis point increase or less, our net present value ratio should decrease by no more than 750 basis points. In the event of a 200 basis point decrease or less, our projected net interest income should decrease by no more than 15% in year one, and in the event of a 400 basis point increase or less, our projected net interest income should decrease by no more than 37% in year one.  Additionally, our policy states that our net portfolio value should be at least between 8% and 10% of total assets before and after such shock. However, when the federal funds rate is low and negative rate shocks do not produce meaningful results, management may temporarily suspend use of guidelines for negative rate shocks. At September 30, 2016, we were in compliance with all board approved policies with respect to interest rate risk management.

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

ITEM 4.    CONTROLS AND PROCEDURES
An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of September 30, 2016.  Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

During the three months ended September 30, 2016, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

ITEM 1.     LEGAL PROCEEDINGS
The Company and subsidiaries are subject to various legal actions arising in the normal course of business.  In the opinion of management, the resolution of these legal actions is not expected to have a material adverse effect on the Company’s consolidated financial condition or results of operations.

ITEM 1A.  RISK FACTORS
During the three months ended September 30, 2016, there have been no material changes to the risk factors as previously disclosed in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 and our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, each as filed with the SEC.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	Unregistered Sale of Equity Securities. There were no sales of unregistered securities during the period covered by this report.

(b)	Use of Proceeds. Not applicable

(c)	Repurchases of Our Equity Securities.
The following table shows the Company’s repurchase of its common stock for the three months ended September 30, 2016.

Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	(d) Maximum Number of Shares that May Yet Be Purchased Under Plans or Programs (2)
July 1, 2016 through July 31, 2016	—	$—	—	—
August 1, 2016 through August 31, 2016	365	$15.05	—	—
September 1, 2016 through September 30, 2016	404	$15.92	—	—
Total	769	$15.51	—
(1) Share repurchases are due to net settlement arrangements whereby shares are withheld to pay taxes incurred upon exercise of options or upon vesting of restricted shares, or to pay the exercise price of the stock option.
(2) The repurchase program permits shares to be repurchased in open market or private transactions, through block trades, and pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities and Exchange Commission. There were no shares remaining to be purchased at September 30, 2016.

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

Date: November 9, 2016

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
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Statements of Changes in Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements