Form 10-K
period 2016-12-31
Northfield Bancorp, Inc.
filed 2017-03-16
CIK 1493225

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2016
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
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☐    No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒   No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes    ☐    No     ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, computed by reference to price at which the common equity was last sold on June 30, 2016 was $615,976,344.
As of February 28, 2017, there were outstanding 48,843,879 shares of the registrant’s common stock.
DOCUMENTS INCORPORATED BY REFERENCE
Certain portions of the registrant’s Definitive Proxy Statement (the 2017 Proxy Statement) for the 2017 Annual Meeting of the Stockholders to be held May 24, 2017, will be incorporated by reference in Part III. The 2017 Proxy Statement will be filed within 120 days of December 31, 2016.

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

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

•	general economic conditions, either nationally or in our market areas, that are worse than expected;

•	competition among depository and other financial institutions;

•	inflation and changes in the interest rate environment that reduce our margins and yields or reduce the fair value of financial instruments;

•	adverse changes in the securities or credit markets;

•	changes in laws, tax policies, or government regulations or policies affecting financial institutions, including changes in regulatory fees and capital requirements;

•	our ability to manage operations in the current economic conditions;

•	our ability to enter new markets successfully and capitalize on growth opportunities;

•	our ability to successfully integrate acquired entities;

•	changes in consumer spending, borrowing and savings habits;

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

Northfield Bancorp, Inc.

Northfield Bancorp, Inc., a Delaware corporation (the “Company”), was organized in June 2010 and is the holding company for Northfield Bank. Northfield Bancorp, Inc. uses the support staff and offices of Northfield Bank and reimburses Northfield Bank for these services.  If Northfield Bancorp, Inc. expands or changes its business in the future, it may hire its own employees. In the future, we may pursue other business activities, including mergers and acquisitions, investment alternatives and diversification of operations.

Northfield Bancorp, Inc. is subject to comprehensive regulation and examination by the Board of Governors of the Federal Reserve System.

Northfield Bancorp, Inc.’s main office is located at 581 Main Street, Suite 810, Woodbridge, New Jersey 07095, and its telephone number at this address is (732) 499-7200. The Company's electronic filings with the Securities and Exchange Commission, including copies of annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to these filings, if any, are available, free of charge, as soon as practicable after they are filed with the Securities and Exchange Commission under the Investor Relations section of the Company's website, www.eNorthfield.com. Information on this website is not and should not be considered to be a part of this annual report.

Northfield Bank

Northfield Bank was organized in 1887 and is a federally chartered savings bank. Northfield Bank conducts business from its home office located in Staten Island, New York, its operations center located in Woodbridge, New Jersey, its 37 additional branch offices located in New York and New Jersey, and a non-branch office located in Brooklyn, New York. The branch offices are located in Staten Island, Brooklyn, and the New Jersey counties of Hunterdon, Mercer, Middlesex, and Union.

On January 8, 2016, the Company completed its acquisition of Hopewell Valley Community Bank (“Hopewell Valley”), which, after purchase accounting adjustments, added $508.5 million to total assets, $342.6 million to loans, and $456.2 million to deposits, and nine branch offices in the Hunterdon and Mercer counties of New Jersey. Total consideration paid for Hopewell Valley was $55.4 million, consisting of $13.7 million in cash and 2,707,381 shares of common stock valued at $41.7 million based upon the $15.41 per share closing price of Northfield Bancorp, Inc.'s common stock on January 8, 2016.

Northfield Bank’s principal business consists of originating multifamily and other commercial real estate loans, purchasing investment securities, including mortgage-backed securities and corporate bonds, and, to a lesser extent, depositing funds in other financial institutions. Northfield Bank also offers construction and land loans, commercial and industrial loans, and home equity loans and lines of credit, as well as acquires pools of loans from time to time. Northfield Bank offers a variety of deposit accounts, including certificates of deposit, passbook, statement, and money market savings accounts, transaction deposit accounts (negotiable orders of withdrawal (NOW) accounts and non-interest bearing demand accounts), individual retirement accounts, and, to a lesser extent, when it is deemed cost effective, brokered deposits. Deposits are Northfield Bank’s primary source of funds for its lending and investing activities. Northfield Bank also borrows funds, principally through Federal Home Loan Bank (“FHLB”) of New York advances and repurchase agreements with brokers.  Northfield Bank owns 100% of NSB Services Corp., which, in turn, owns 100% of the voting common stock of a real estate investment trust, NSB Realty Trust, that holds primarily mortgage loans.  In addition, Northfield Bank refers its customers to independent third parties that provide non-deposit investment products and one-to-four family residential mortgage products.

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

Market Area and Competition

We have been in business since March 1, 1887, offering a variety of financial products and services to meet the needs of the communities we serve. Our commercial and retail banking network consists of multiple delivery channels including full-service banking offices, automated teller machines, telephone, and internet banking capabilities, including mobile banking and remote deposit capture. We consider our competitive products and pricing, branch network, customer service, and financial position, as our major strengths in attracting and retaining customers in our market areas.

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

Our deposit sources are primarily concentrated in the communities surrounding our branch offices in the New York counties of Richmond (Staten Island) and Kings (Brooklyn), and Hunterdon, Mercer, Middlesex and Union counties in New Jersey.  As of June 30, 2016 (the latest date for which information is publicly available), we ranked fifth in deposit market share for Federal Deposit Insurance Corporation (FDIC) Insured Institutions in Staten Island with a 10.61% market share.  As of that date, we had a 0.68% deposit market share in Brooklyn, New York, and a combined deposit market share of 1.32% in the Hunterdon, Mercer, Middlesex and Union counties in New Jersey.

The following table sets forth the unemployment rates for the communities we serve and the national average for the last five years, as published by the Bureau of Labor Statistics:

	Unemployment Rate At December 31,
	2016	2015	2014	2013	2012
Hunterdon County, NJ	3.0%	3.2%	4.2%	4.6%	6.2%
Mercer County, NJ	3.5	3.6	5.1	5.7	7.6
Union County, NJ	4.2	4.5	6.2	6.9	8.8
Middlesex County, NJ	3.5	3.8	5.2	6.1	7.9
Richmond County, NY	4.4	5.0	6.2	7.8	9.1
Kings County, NY	4.5	5.2	6.4	8.3	9.5
National Average	4.7	5.0	5.6	6.7	7.9

The following table sets forth median household income at December 31, 2016 and 2015, for the communities we serve, as published by the U.S. Census Bureau:

	Median Household Income
	At December 31,
	2016	2015
Hunterdon County, NJ	$113,676	$106,925
Mercer County, NJ	73,343	72,375
Union County, NJ	67,257	69,222
Middlesex County, NJ	79,140	78,734
Richmond County, NY	71,706	72,559
Kings County, NY	49,716	46,965

Lending Activities

Our principal lending activity is the origination of multifamily real estate loans and, to a lesser extent, other commercial real estate loans (typically on office, retail, and industrial properties), in New York City, New Jersey, and eastern Pennsylvania. We also originate one-to-four family residential real estate loans (non-owner occupied investment properties), construction and land loans, commercial and industrial loans, and home equity loans and lines of credit.

Loan Originations, Purchases, Sales, Participations, and Servicing.  All loans we originate for our portfolio are underwritten pursuant to our policies and procedures or are properly approved as exceptions to our policies and procedures. In the fourth quarter of 2015 we discontinued an origination assistance agreement with a third-party underwriter to originate residential real estate loans that conformed to secondary market underwriting standards, whereby the third-party underwriter would process and underwrite one-to-four family residential real estate loans that we funded at origination, and we elected either to portfolio the loans or sell them to the third-party. Our ability to originate fixed- or adjustable-rate loans is dependent on the relative customer demand for such loans, which is affected by various factors including current market interest rates as well as anticipated future market interest rates. Our loan origination activity may be adversely affected by changes in economic conditions that result in decreased loan demand. Our home equity loans and lines of credit typically are generated through direct mail advertisements, newspaper advertisements, online applications through our website, and referrals from branch personnel. A significant portion of our multifamily real estate loans and other commercial real estate loans are generated with the use of third-party loan brokers. Our commercial and industrial loans typically are generated through our loan officers and, to a lesser extent, referrals from accountants and other professional contacts. We generally retain in our portfolio all loans we originate and have historically only sold non-performing loans as part of a package of loans that were sold through the use of a third-party broker, or individual loans that were sold to individual third parties.

Loans acquired in an assisted transaction with the FDIC in 2011, and in the mergers with Flatbush Federal Bancorp, Inc. (2012) and Hopewell Valley (2016), with deteriorated credit quality, herein referred to as purchased credit-impaired (“PCI”) loans, have a carrying value of $30.5 million at December 31, 2016.  The accounting and reporting for these loans differs substantially from those loans originated and classified as held-for-investment. For purposes of reporting, discussion and analysis, management has classified its loan portfolio into three categories: (1) PCI loans, which are held-for-investment, and initially valued at estimated fair value on the date of acquisition, with no initial related allowance for loan losses, (2) originated loans held-for-investment, which are carried at amortized cost, less net charge-offs and the allowance for loan losses, and (3) acquired loans with no evidence of credit deterioration, which are held-for-investment, and initially valued at an estimated fair value on the date of acquisition, with no initial related allowance for loan losses. PCI and acquired loans are periodically evaluated for impairment after their initial valuation and, if determined to be impaired, could have an associated allowance for loan losses.

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

In underwriting a loan secured by real property, we require an appraisal of the property by an independent licensed or certified appraiser approved by our board of directors. The appraisals of multifamily and other commercial real estate properties are also reviewed by an independent third-party appraiser. We review and inspect properties before disbursement of funds during the term of a construction loan. Generally, management obtains updated appraisals when a loan is deemed impaired. These appraisals may be more limited than those prepared for the underwriting of a new loan. In addition, when we acquire other real estate owned, we generally obtain a current appraisal to substantiate the net carrying value of the asset.

The board of directors maintains a loan committee consisting of bank directors to: periodically review and recommend for approval our policies related to lending as prepared by management; approve or reject loan applicants meeting certain criteria; and monitor loan quality including concentrations and certain other aspects of our lending functions, as applicable.  Certain Northfield Bank officers, at levels beginning with vice president, have individual lending authority that is approved by the board of directors.

Loan Portfolio Composition.  The following table sets forth the composition of our loan portfolio, by type of loan, at the dates indicated, excluding loans held for sale of $471,000 and $5.4 million, at December 31, 2013 and 2012, respectively. There were no loans held for sale at December 31, 2016, 2015, and 2014.

	At December 31,
	2016		2015		2014		2013		2012
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Loans originated:
Real estate loans:
Multifamily	$1,506,335	50.86%	$1,318,461	55.66%	$1,072,193	55.31%	$870,951	58.61%	$610,129	49.18%
Commercial	412,667	13.93	402,073	16.97	390,288	20.13%	340,174	22.89	315,450	25.43
One-to-four family residential	105,968	3.58	98,332	4.15	74,401	3.84%	64,753	4.36	64,733	5.22
Home equity and lines of credit	65,437	2.21	61,413	2.59	54,533	2.81%	46,231	3.11	33,573	2.71
Construction and land	14,065	0.47	18,652	0.79	21,412	1.10%	14,152	0.95	23,243	1.87
Commercial and industrial loans	31,906	1.08	25,554	1.08	12,945	0.67%	10,162	0.68	14,786	1.19
Other loans	1,497	0.05	2,256	0.10	2,157	0.12%	2,310	0.16	1,830	0.15
Total loans originated	2,137,875	72.18	1,926,741	81.34	1,627,929	83.98%	1,348,733	90.76	1,063,744	85.75
PCI loans	30,498	1.03	33,115	1.40	44,816	2.31%	59,468	4.00	75,349	6.07
Loans acquired:
Real estate loans:
One-to-four family residential	317,639	10.73	330,672	13.96	234,478	12.10	60,262	4.06	78,237	6.31
Multifamily	215,389	7.27	64,779	2.73	18,844	0.97	3,930	0.26	5,763	0.46
Commercial	188,001	6.35	11,160	0.47	11,999	0.62	13,254	0.89	17,053	1.38
Home equity and lines of credit	25,522	0.86	2,404	0.10	—	—	—	—	—	—
Construction and land	20,887	0.71	—	—	364	0.02	371	0.03	380	0.03
Commercial and industrial loans	25,443	0.86	—	—	—	—	—	—	—	—
Other loans	359	0.01	—	—	—	—	—	—	—	—
Total loans acquired	793,240	26.79	409,015	17.26	265,685	13.71	77,817	5.24	101,433	8.18
Total loans	$2,961,613	100.00%	$2,368,871	100.00%	$1,938,430	100.00%	$1,486,018	100.00%	$1,240,526	100.00%
Other items:
Deferred loan costs (fees), net	6,471		4,844		4,565		3,458		2,456
Allowance for loan losses	(24,595)		(24,770)		(26,292)		(26,037)		(26,424)
Net loans held-for-investment	$2,943,489		$2,348,945		$1,916,703		$1,463,439		$1,216,558

At December 31, 2016, PCI loans consisted of approximately 30% commercial real estate loans and 48% commercial and industrial loans, with the remaining balance in residential and home equity loans.  At December 31, 2015, these loans consisted of approximately 28% commercial real estate loans and 52% commercial and industrial loans, with the remaining balance in residential and home equity loans.  At December 31, 2014, these loans consisted of approximately 33% commercial real estate loans and 53% commercial and industrial loans, with the remaining balance in residential and home equity loans. At December 31, 2013, these loans consisted of approximately 37% commercial real estate loans and 47% commercial and industrial loans, with the remaining balance in residential and home equity loans. At December 31, 2012, these loans consisted of approximately 39% commercial real estate loans and 52% commercial and industrial loans, with the remaining balance in residential and home equity loans.

Loan Portfolio Maturities.  The following table summarizes the scheduled repayments of our loan portfolio and weighted average contractual rate by loan type at December 31, 2016.  Demand loans (loans having no stated repayment schedule or maturity) and overdraft loans are reported as being due in the year ending December 31, 2017. Maturities are based on the final contractual payment date and do not reflect the effect of prepayments, repricing and scheduled principal amortization.

	Originated Loans
	Multifamily		Commercial Real Estate		One-to-Four Family Residential		Home Equity and Lines of Credit
	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in thousands)
Due during the years ending December 31,
2017	$—	—%	$673	7.00%	$723	5.55%	$589	3.40%
2018	241	4.75%	15,167	5.04%	607	4.77%	617	3.25%
2019	—	—%	1,629	5.20%	417	5.34%	801	3.37%
2020 to 2021	473	6.25%	5,156	4.80%	398	5.77%	2,491	3.65%
2022 to 2026	81,911	3.83%	21,514	4.46%	2,233	4.59%	11,138	3.53%
2027 to 2031	55,070	4.44%	66,313	4.56%	12,399	4.04%	16,831	3.81%
2032 and beyond	1,368,640	3.56%	302,215	4.35%	89,191	3.57%	32,970	3.31%
Total	$1,506,335	3.61%	$412,667	4.43%	$105,968	3.68%	$65,437	3.49%

	Construction and Land		Commercial and Industrial		Other
	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in thousands)
Due during the years ending December 31,
2017	$4,016	4.97%	$12,378	4.29%	$1,235	0.17%
2018	3,337	5.34%	345	5.42%	54	5.55%
2019	—	—%	2,335	4.42%	—	—%
2020 to 2021	—	—%	7,393	3.64%	30	10.73%
2022 to 2026	119	4.83%	8,825	4.68%	75	5.96%
2027 to 2031	533	6.49%	401	4.74%	—	—%
2032 and beyond	6,060	4.04%	229	8.21%	103	4.25%
Total	$14,065	4.71%	$31,906	4.30%	$1,497	1.15%

	Acquired Loans
	One-to-Four-Family Residential		Multifamily		Commercial Real Estate		Home Equity and Lines of Credit
	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in thousands)
Due during the years ending December 31,
2017	$3,627	4.65%	$—	—%	$2,270	5.05%	$422	3.27%
2018	2,193	4.75%	40	7.01%	1,623	4.74%	842	3.38%
2019	2,348	5.18%	6,396	3.35%	5,315	4.80%	1,150	3.76%
2020 to 2021	1,675	6.58%	141	7.07%	12,629	4.58%	1,494	3.50%
2022 to 2026	3,651	5.36%	200,168	3.15%	34,881	4.34%	6,430	3.86%
2027 to 2031	10,404	4.06%	4,259	3.71%	19,399	4.80%	11,303	3.83%
2032 and beyond	293,741	2.81%	4,385	4.47%	111,884	5.11%	3,881	2.49%
Total	$317,639	2.95%	$215,389	3.20%	$188,001	4.89%	$25,522	3.59%

	Acquired Loans (continued)
	Commercial and Industrial		Construction and Land		Other
	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in thousands)
Due during the years ending December 31,
2017	$8,155	4.16%	$10,395	4.87%	$265	5.39%
2018	3,202	4.71%	488	4.75%	42	9.61%
2019	1,199	4.51%	—	—%	46	11.56%
2020 to 2021	3,423	4.69%	—	—%	6	15.75%
2022 to 2026	5,039	5.02%	4,564	4.77%	—	—%
2027 to 2031	533	4.91%	—	—%	—	—%
2032 and beyond	3,892	5.41%	5,440	4.87%	—	—%
Total	$25,443	4.69%	$20,887	4.85%	$359	6.85%

	PCI loans		Total Loans
	Amount	Weighted Average Rate(1)	Amount	Weighted Average Rate
	(Dollars in thousands)
Due during the years ending December 31,
2017	$5,019	7.22%	$49,767	4.74%
2018	752	12.30%	29,550	5.10%
2019	1,894	11.80%	23,530	4.91%
2020 to 2021	3,403	13.99%	38,712	5.30%
2022 to 2026	3,083	6.89%	383,631	3.64%
2027 to 2031	2,847	7.38%	200,292	4.42%
2032 and beyond	13,500	9.18%	2,236,131	3.68%
Total	$30,498	9.23%	$2,961,613	3.79%

(1) Represents estimated accretable yield.

At December 31, 2016, the Company had a total of $2.24 billion in loans due to mature in 2032 and beyond, of which $57.3 million, or 2.56%, are fixed rate loans.

The following table sets forth fixed- and adjustable-rate loans at December 31, 2016, that are contractually due after December 31, 2017:

	Due After December 31, 2017
	Fixed Rate	Adjustable Rate	Total
	(Dollars in thousands)
Real estate loans:
Multifamily	$98,861	$1,407,474	$1,506,335
Commercial	41,959	370,035	411,994
One-to-four family residential	27,919	77,326	105,245
Construction and land	92	9,957	10,049
Home equity and lines of credit	33,363	31,485	64,848
Commercial and industrial loans	11,937	7,591	19,528
Other loans	262	—	262
PCI loans	3,397	22,082	25,479
Acquired loans	285,635	482,471	768,106
Total loans	$503,425	$2,408,421	$2,911,846

Multifamily Real Estate Loans. Originated loans secured by multifamily properties totaled approximately $1.51 billion, or 50.9% of our total loan portfolio, at December 31, 2016. We include in this category properties having more than four residential units and a business or businesses where the majority of space is utilized for residential purposes which we refer to as mixed-use.  At December 31, 2016, we had 865 originated multifamily real estate loans, with an average loan balance of approximately $1.7 million, although there are a large number of loans with balances substantially greater than this average. At December 31, 2016, our largest multifamily real estate loan had a principal balance of $30.9 million, was secured by four apartment buildings located in Staten Island, New York, and was performing in accordance with its original contractual terms. Substantially all of our multifamily real estate loans are secured by properties located in our primary market areas and eastern Pennsylvania.

Our multifamily real estate loans typically amortize over 20 to 30 years with negotiated interest rates that adjust after an initial five-, seven-, or 10-year period, and every five years thereafter. Adjustable-rate loans originated subsequent to 2008 generally have been indexed to the five-year London Interbank Offered Rate (“LIBOR”) swaps rate as published in the Federal Reserve Statistical Release adjusted for a negotiated margin. Beginning in October 2016, the Federal Reserve Statistical Release no longer publishes the LIBOR rate and we now use Intercontinental Exchange (“ICE”) market data reports to obtain LIBOR rates. We also originate, to a lesser extent, 10- to 15-year fixed-rate, fully amortizing loans. In general, our multifamily real estate loans have interest rate floors equal to the interest rate on the date the loan is originated, and have prepayment penalties should the loan be prepaid in the initial five-, seven-, or 10-year term. In addition, our multi-family loans may contain an initial interest-only period which typically does not exceed two years; however, these loans are underwritten on a fully amortizing basis. Loans that we have purchased typically adjust to different indexes.

In underwriting multifamily real estate loans, we consider a number of factors, including the ratio of the projected net cash flow to the loan’s debt service requirement (generally requiring a minimum ratio of 120%, computed after deduction for a vacancy factor and property expenses we deem appropriate), the age and condition of the collateral, the financial resources and income of the sponsor, and the sponsor’s experience in owning or managing similar properties. Multifamily real estate loans generally are originated in amounts up to 75% of the appraised value of the property securing the loan. We require title insurance, fire and extended coverage casualty insurance, and, if appropriate, flood insurance up to the regulatory required maximum amount of $500,000, in order to protect our security interest in the underlying property.  Although a significant portion of our multifamily real estate loans are referred to us by third-party loan brokers, we underwrite all multifamily real estate loans in accordance with our underwriting standards. Due to competitor considerations, as is customary in our marketplace, we typically do not obtain personal guarantees of the principals on multifamily real estate loans, except when warranted.

The repayment of loans secured by multifamily real estate properties typically depends on the successful operation of the property. If the cash flow from the property is reduced, or interest payments on the loan increase, the borrower’s ability to repay the loan may be impaired.

In a ruling that was contrary to a 1996 advisory opinion from the New York State Division of Housing and Community Renewal that owners of housing units who benefited from the receipt of “J-51” tax incentives under the Rent Stabilization Law are eligible to decontrol apartments, the New York State Court of Appeals ruled on October 22, 2009, that residential housing units located in two major housing complexes in New York City had been illegally decontrolled by the current and previous property owners. This ruling may subject other property owners that have previously or are currently benefiting from a J-51 tax incentive to litigation, possibly resulting in a significant reduction to property cash flows. Based on management’s assessment of our multifamily loan portfolio, we believe that only one loan may be affected by the ruling regarding J-51.  The loan had a principal balance of $6.7 million at December 31, 2016, and was performing in accordance with its original contractual terms at that date.

Commercial Real Estate Loans.  Originated commercial real estate loans (other than multifamily real estate loans) totaled $412.7 million, or 13.9% of our loan portfolio as of December 31, 2016.  At December 31, 2016, our commercial real estate loan portfolio consisted of 391 loans with an average loan balance of approximately $1.1 million, although there are a large number of loans with balances substantially greater than this average.  At December 31, 2016, our largest commercial real estate loan had a principal balance of $21.1 million, was secured by a mall with two small retail buildings located in New Jersey, and was performing in accordance with its original contractual terms.  Substantially all of our commercial real estate loans are secured by properties located in our primary market areas.

The following table sets forth the property types collateralizing our commercial real estate loans as of December 31, 2016:

	At December 31, 2016
	Amount	Percent
	(Dollars in thousands)
Mixed use (majority of space is non-residential)	$117,866	28.6%
Retail	104,478	25.3
Office buildings	73,528	17.8
Warehousing	21,437	5.2
Accommodations	22,365	5.4
Services	21,464	5.2
Healthcare facilities	14,909	3.6
Manufacturing	7,299	1.8
Restaurant	7,221	1.7
Schools/day care	5,667	1.4
Recreational	3,512	0.9
Other	12,921	3.1
	$412,667	100.0%

Our commercial real estate loans typically amortize over 20 to 25 years with negotiated interest rates that adjust after an initial five-, seven-, or 10-year period, and every five years thereafter. Adjustable rate loans generally have been indexed to the five-year LIBOR swaps rate as published in the Federal Reserve Statistical Release, adjusted for a negotiated margin. Beginning in October 2016, the Federal Reserve Statistical Release no longer publishes the LIBOR rate and we now use ICE market data reports to obtain LIBOR rates. We also originate, to a lesser extent, 10- to 15-year fixed-rate, fully amortizing loans. In general, our commercial real estate loans have interest rate floors equal to the interest rate on the date the loan is originated, and generally have prepayment penalties if the loan is repaid in the initial five-, seven-, or 10-year term. Loans that we have acquired and purchased typically adjust to different indexes.

In underwriting commercial real estate loans, we generally lend up to the lesser of 75% of either the property’s appraised value or purchase price.  Our policies permit the origination of certain single-use property types but at lower loan-to-appraised value ratios. We base our decision to lend primarily on the economic viability of the property and the creditworthiness of the borrower. In evaluating a proposed commercial real estate loan, we emphasize the ratio of the property’s projected net cash flow to the loan’s debt service requirement (generally requiring a minimum ratio of 125%, computed after deduction for a vacancy factor and property expenses we deem appropriate). Personal guarantees of the principals are typically obtained. We require title insurance, fire and extended coverage casualty insurance, and, if appropriate, flood insurance up to the regulatory required maximum amount of $500,000, in order to protect our security interest in the underlying property. Although a significant portion of our commercial real estate loans were referred to us by third-party loan brokers, we underwrite all commercial real estate loans in accordance with our underwriting standards.

Commercial real estate loans generally carry higher interest rates than multifamily residential real estate loans. Commercial real estate loans also generally have greater credit risk compared to multifamily residential real estate loans, as they typically involve larger loan balances concentrated with single borrowers or groups of related borrowers.  Changes in economic conditions that are not in the control of the borrower or lender may affect the value of the collateral for the loan or the future cash flow of the property. Additionally, any decline in real estate values may be more pronounced for commercial real estate than for multifamily residential properties.

Construction and Land Loans. At December 31, 2016, originated construction and land loans totaled $14.1 million, or 0.5% of total loans receivable, and the additional un-advanced portion of these construction loans totaled $3.3 million. At December 31, 2016, we had 18 construction and land loans with an average loan balance of approximately $783,000 and our largest construction and land loan had a principal balance of $3.9 million and was secured by land.  At December 31, 2016, this loan was performing in accordance with its original contractual terms.

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

We grant construction and land loans to experienced developers for the construction of single-family residences, including condominiums, and commercial properties. Construction and land loans also are made to individuals for the construction of their personal residences. Advances on construction loans are made in accordance with a schedule reflecting the cost of construction, but are generally limited to a loan-to-completed appraised value ratio of 70%. Repayment of construction loans on residential properties normally is expected from the sale of units to individual purchasers, or in the case of individuals building their own residences, with a permanent mortgage. In the case of income-producing property, repayment usually is expected from permanent financing upon completion of construction. We typically offer permanent mortgage financing on our construction loans only on income-producing properties.

Land loans also help finance the purchase of land intended for future development, including single-family housing, multifamily housing, and commercial property. In some cases, we may make an acquisition loan before the borrower has received municipal approvals to develop the land. In general, the maximum loan-to-value ratio for land acquisition loans is 50% of the appraised value of the property, and the maximum term of these loans is three years. Generally, if the maturity of the loan exceeds three years, the loan must be an amortizing loan.

Construction and land loans generally carry higher interest rates and have shorter terms than multifamily and commercial real estate loans. Construction and land loans have greater credit risk than long-term financing on improved, income-producing real estate. Risk of loss on a construction loan depends largely upon the accuracy of the initial estimate of the real estate value at completion of construction as compared to the estimated cost (including interest) of construction and other assumptions. If the estimate of construction costs is inaccurate, we may decide to advance additional funds beyond the amount originally committed in order to protect our security interest in the underlying property. However, if the estimated value of the completed project is inaccurate, the borrower may hold the real estate with a value that is insufficient to assure full repayment of the construction loan upon its sale. In the event we make a land acquisition loan on real estate that is not yet approved for the planned development, there is a risk that approvals will not be granted or will be delayed. Construction loans also expose us to a risk that improvements will not be completed on time in accordance with specifications and projected costs. In addition, the ultimate sale or rental of the real estate may not occur as anticipated and the market value of collateral, when completed, may be less than the outstanding loans and there may be no permanent financing available upon completion. Substantially all of our construction and land loans are secured by real estate located in our primary market areas.

Commercial and Industrial Loans. At December 31, 2016, originated commercial and industrial loans totaled $31.9 million or 1.1% of the total loan portfolio and the additional un-advanced portion of these commercial and industrial loans totaled $25.0 million.  As of December 31, 2016, we had 193 commercial and industrial loans with an average loan balance of approximately $166,000, although we originate these types of loans in amounts substantially greater than this average.  At December 31, 2016, our largest commercial and industrial loan had a principal balance of $5.0 million and was performing in accordance with its original contractual terms.

Our commercial and industrial loans typically amortize over 10 years with interest rates that are indexed to the prime rate as published in The Wall Street Journal. Margins generally range from zero basis points to 300 basis points above the prime rate. We also originate, to a lesser extent, 10-year fixed-rate, fully amortizing loans. In general, our commercial and industrial loans have interest rate floors equal to the interest rate on the date the loan is originated and have prepayment penalties.

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

During 2013, the Company expanded its small business lending to include unsecured loans of up to $250,000 using a scoring system developed by a third-party vendor.  The scoring system provides a consistent method of timely decisions related to these small business loans. During the fourth quarter of 2014, the Company began assembling a commercial and industrial lending team to serve primarily the Company's existing markets and the acquisition of Hopewell Valley in 2016 further allowed the Company to expand its commercial and industrial lending in New Jersey and Pennsylvania.

Commercial and industrial loans generally carry higher interest rates than multifamily and commercial real estate loans of like maturity because they have a higher risk of default since their repayment generally depends on the successful operation of the borrowers’ business.

One-to-Four Family Residential Real Estate Loans. At December 31, 2016, we had 271 originated one-to-four family residential real estate loans outstanding with an aggregate balance of $106.0 million, or 3.6% of our total loan portfolio.  As of December 31, 2016, the average balance of originated one-to-four family residential real estate loans was approximately $393,000, although we have originated this type of loan in amounts substantially greater than this average.  At December 31, 2016, our largest loan of this type had a principal balance of $4.9 million, was collateralized by 48 two-bedroom individual condominiums, and was performing in accordance with its original contractual terms. We no longer offer loans secured by owner-occupied, one-to-four family residential real estate loans. In the fourth quarter of 2015 we discontinued an origination assistance agreement with a third-party underwriter to originate residential real estate loans that conformed to secondary market underwriting standards, whereby the third-party underwriter would process and underwrite one-to-four family residential real estate loans that we funded at origination, and we elected either to portfolio the loans or sell them to the third-party. One-to-four family residential real estate loans sold to our third-party underwriter under a Loan and Servicing Rights Purchase and Sale Agreement totaled $2.4 million and $1.2 million during the years ended December 31, 2015 and 2014, respectively.

We historically have not offered “interest-only” mortgage loans on one-to-four family residential real estate properties, where the borrower pays interest for an initial period, after which the loan converts to a fully amortizing loan. However, during 2014 and 2015, we purchased pools of one-to-four family residential real estate loans, a substantial amount of which are interest-only mortgage loans. For further details on these purchases, see the “Acquired Loans” discussion below. We also historically have not offered loans that provide for negative amortization of principal, such as “Option ARM” loans, where the borrower can pay less than the interest owed on the loan, resulting in an increased principal balance during the life of the loan.

Home Equity Loans and Lines of Credit.  At December 31, 2016, we had 1,171 originated home equity loans and lines of credit with an aggregate outstanding balance of $65.4 million, or 2.2% of our total loan portfolio.  Of this total, outstanding home equity lines of credit totaled $32.0 million, or 1.1%, of our total loan portfolio and home equity loans totaled $33.4 million, or 1.1%, of our total loan portfolio. At December 31, 2016, the average home equity loan and line of credit balance was approximately $57,000, although we originate these types of loans in amounts substantially greater than this average.  At December 31, 2016, our largest outstanding home equity line of credit was $589,000 and was performing in accordance with its original contractual terms. At December 31, 2016, our largest outstanding home equity loan was $367,000 and was performing in accordance with its original contractual terms.

We offer home equity loans and home equity lines of credit that are secured by the borrower’s primary residence or second home. Home equity lines of credit are adjustable-rate loans tied to the prime rate as published in The Wall Street Journal adjusted for a margin, and have a maximum term of 20 years during which time the borrower is required to make principal payments based on a 20-year amortization. Home equity lines generally have interest rate floors and ceilings. The borrower is permitted to draw against the line during the entire term on originations occurring prior to June 15, 2011. For home equity loans originated beginning June 15, 2011, the borrower is only permitted to draw against the line for the initial 10 years. Our home equity loans typically are fully amortizing with fixed terms to 20 years. Home equity loans and lines of credit generally are underwritten with the same criteria we use to underwrite fixed-rate, one-to-four family residential real estate loans. Home equity loans and lines of credit may be underwritten with a loan-to-value ratio of 80% when combined with the principal balance of the existing mortgage loan. We appraise the property securing the loan at the time of the loan application to determine the value of the property. At the time we close a home equity loan or line of credit, we record a mortgage to perfect our security interest in the underlying collateral.

PCI Loans. PCI loans are accounted for in accordance with Accounting Standards Codification (ASC) Subtopic 310-30, “Loans and Debt Securities Acquired with Deteriorated Credit Quality,” since all of these loans were acquired at a discount attributable, at least in part, to credit quality.  PCI loans are initially recorded at fair value (as determined by the present value of expected future cash flows) with no valuation allowance (i.e., allowance for loan losses). Under ASC Subtopic 310-30, the PCI loans are aggregated and accounted for as pools of loans based on common risk characteristics. PCI loans had a carrying balance of approximately $30.5 million at December 31, 2016, or 1.0% of our total loan portfolio. PCI loans consisted of approximately 30% commercial real estate loans and 48% commercial and industrial loans, with the remaining balance in residential and home equity loans. At December 31, 2016, 6.6% of PCI loans were past due 30 to 89 days, and 19.3% were past due 90 days or more.

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

Acquired Loans.  Loans acquired, with no evidence of credit deterioration, are held-for-investment and initially valued at estimated fair value on the date of acquisition, with no initial related allowance for loan losses. These loans are evaluated for impairment on a quarterly basis as part of our analysis of the allowance for loan losses. During 2016, we acquired $342.6 million of loans as part of the Hopewell Valley acquisition, and in addition, we also purchased loan pools, primarily multifamily loans, totaling $165.9 million.

The following table provides the details of the loans purchased during the year ended December 31, 2016 (dollars in thousands):

Amounts(1)(2)	Weighted Average Interest Rate(2)	Weighted Average Loan-to-Value Ratio	Weighted Average Months to Next Rate Change or Maturity for Fixed Rate Loans	(F)ixed or (V)ariable	Amortization Term
$27,415	3.98%	30%	120	F	30 Years
48,445	2.95%	53%	46	V	30 Years
82,242	2.93%	49%	33	V	30 Years
7,760	2.85%	66%	30	V	30 Years
$165,862	3.11%	45%
__________________
(1) At time of purchase
(2) Comprised of $153.2 million multifamily loans, $7.8 million commercial real estate loans, and $4.9 million one-to-four family residential loans
(3) Net of servicing fee retained by the originating bank
The properties securing the above loans are primarily located in New York State.

During 2015, we purchased loan pools totaling $185.0 million, the most significant of which were a $127.4 million pool of one-to-four family residential loans and a $47.4 million pool of multifamily loans. The following table provides the details of the one-to-four family residential loans purchased during the year ended December 31, 2015 (dollars in thousands):

Amounts(1)	Weighted Average Interest Rate(2)	Weighted Average Loan-to-Value Ratio	Weighted Average Months to Next Rate Change	Amortization Term	Amortization Type
$49,345	2.49%	62%	44	30 Years	Fully amortizing
78,086	2.38%	59%	35	20 Years(3)	Delayed amortizing
$127,431	2.42%	60%
_________________
(1) At time of purchase
(2) Net of servicing fee retained by the originating bank
(3) 20 years of amortization begins after an interest-only period for the first 10 years

Of the total loans purchased in the table above, $78.1 million, or 61%, are interest-only for the first 10 years and will re-price in less than five years at one-month LIBOR plus a weighted average margin of 1.6%; a floor rate also is included in the terms.  The remainder of the loan pool is scheduled to make principal and interest payments and will re-price in less than five years at one-month LIBOR plus a weighted average margin of 1.9%, also with a floor rate included in the terms.  The properties securing the loans (by state) are located as follows: 62.5% in New York, 22.2% in Massachusetts, and 15.3% in other states.

The multifamily loans purchased in 2015 had a weighted average interest rate of 3.37%, a weighted average loan-to-value ratio of 41.1%, with terms of 10 to 15 years and amortization ranging from 15 to 30 years at December 31, 2015. The properties securing these loans are located in New York State.

The following table provides the details of the one-to-four family residential loans purchased in 2014 (dollars in thousands):

Amounts(1)	Weighted Average Interest Rate(2)	Weighted Average Loan-to-Value Ratio	Weighted Average Months to Next Rate Change	Amortization Term	Amortization Type
$71,782	2.47%	67%	53	30 Years	Fully amortizing
114,692	2.57%	61%	51	20 Years(3)	Delayed amortizing
$186,474	2.53%	63%
_________________
(1) At time of purchase
(2) Net of servicing fee retained by the originating bank
(3) 20 years of amortization begins after an interest-only period for the first 10 years
The weighted average coupon of 2.53% noted in the table above is net of the servicing fee retained by the originating bank. Of the total loans purchased, $114.7 million, or 62%, are interest-only for the initial 10 years and will re-price in less than five years at one month LIBOR plus a weighted average margin of 1.7%. The remainder of the loan pool is scheduled to make principal and interest payments and will re-price in less than five years at one month LIBOR plus a weighted average margin of 1.8%. The locations of the properties (by state) securing the loans are as follows: 46.0% in New York, 30.5% in Massachusetts, and 23.5% in other states.

At December 31, 2016, acquired loans totaled approximately $793.2 million and consisted of approximately 40.0% one-to-four family residential loans, 27.2% multifamily loans, and 23.7% commercial real estate loans, with the remaining balance in home equity, construction and land, and commercial and industrial loans. At December 31, 2015, acquired loans totaled approximately $409.0 million and consisted of approximately 80.8% one-to-four family residential loans and 15.8% multifamily loans, with the remaining balance in commercial real estate and home equity loans. At December 31, 2014, acquired loans totaled approximately $265.7 million and consisted of approximately 88.3% one-to-four family residential loans and 7.1% multifamily loans, with the remaining balance in commercial real estate and industrial loans.

Non-Performing and Problem Assets

When a loan is over 15 days delinquent, we generally send the borrower a late charge notice. When a loan is 30 days past due, we generally mail the borrower a letter reminding the borrower of the delinquency and, except for loans secured by one-to-four family residential real estate, we attempt personal, direct contact with the borrower to determine the reason for the delinquency, to ensure the borrower correctly understands the terms of the loan, and to emphasize the importance of making payments on or before the due date.  If necessary, additional late charges and delinquency notices are issued and the account will be monitored.  After 90 days of delinquency, we generally send the borrower a final demand for payment and refer the loan to legal counsel to commence foreclosure and related legal proceedings.   At times, we may shorten or lengthen these time frames.

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

Non-Performing and Restructured Loans (excluding PCI Loans).  The table below sets forth the amounts and categories of our non-performing assets at the dates indicated.  At December 31, 2016, 2015, 2014, 2013, and 2012, we had TDRs of $1.8 million, $4.4 million, $9.5 million, $10.7 million, and $19.3 million, respectively, which are included in the appropriate categories within non-accrual loans.  Additionally, we had $20.6 million, $22.3 million, $24.2 million, $26.2 million, and $25.7 million, of TDRs on accrual status at December 31, 2016, 2015, 2014, 2013, and 2012, respectively, which do not appear in the table below.  Generally, the types of concessions that we make to troubled borrowers include reductions in interest rates and payment extensions and to a lesser extent interest and principal forgiveness. At December 31, 2016, 75.1% of TDRs were commercial real estate loans, 16.1% were one-to-four family residential loans, 6.8% were multifamily loans, 1.5% were home equity loans, and 0.5% were commercial and industrial loans.  At December 31, 2016, all of the $20.6 million in accruing TDR loans were performing in accordance with their restructured terms. At December 31, 2016, loans totaling $1.4 million, or 76.4%, of the $1.8 million in non-accruing TDRs were not performing in accordance with their restructured terms. Three separate relationships account for these non-performing loans, which are primarily collateralized by real estate with an aggregate estimated fair value of $1.4 million.

	At December 31,
	2016	2015	2014	2013	2012
	(Dollars in thousands)
Non-accrual loans:
Real estate loans:
Commercial(1)	$5,513	$5,232	$11,164	$12,450	$22,425
One-to-four family residential	1,629	2,574	2,205	2,989	6,333
Construction and land	—	113	—	108	2,070
Multifamily	43	559	—	544	1,169
Home equity and lines of credit	127	329	98	1,239	1,694
Commercial and industrial loans	9	—	408	441	1,256
Total non-accrual loans	7,321	8,807	13,875	17,771	34,947
Loans delinquent 90 days or more and still accruing:
Real estate loans:
Commercial	—	—	—	—	349
One-to-four family residential	52	—	708	—	270
Home equity and lines of credit	8	—	—	—	—
Other	—	—	—	32	2
Commercial and industrial loans	—	15	—	—	—
Total loans delinquent 90 days or more and still accruing	60	15	708	32	621
Total non-performing loans	7,381	8,822	14,583	17,803	35,568
Other real estate owned	850	45	752	634	870
Total non-performing assets	$8,231	$8,867	$15,335	$18,437	$36,438
Ratios:
Non-performing loans to total loans held-for-investment, net	0.25%	0.37%	0.75%	1.20%	2.86%
Non-performing assets to total assets	0.21%	0.28%	0.51%	0.68%	1.30%
Total assets	$3,850,094	$3,202,584	$3,020,869	$2,702,764	$2,813,201
Loans held-for-investment, net	$2,968,084	$2,373,715	$1,942,995	$1,489,476	$1,242,982

(1) Included in commercial real estate non-accrual loans at December 31, 2016, is a loan with a balance of approximately $3.3 million which was partially paid off in January 2017, from the sale of one of the properties collateralizing the loan, totaling approximately $3.1 million. No impairment reserve was required on this loan as of December 31, 2016.

At December 31, 2016, 6.6% of PCI loans were past due 30 to 89 days, and 19.3% were past due 90 days or more.  At December 31, 2015, 7.9% of PCI loans were past due 30 to 89 days, and 21.4% were past due 90 days or more. At December 31, 2014, 7.8% of PCI loans were past due 30 to 89 days, and 24.1% were past due 90 days or more. At December 31, 2013, 6.6% of PCI loans were past due 30 to 89 days, and 14.9% were past due 90 days or more. At December 31, 2012, 5.4% of PCI loans were past due 30 to 89 days, and 11.4% were past due 90 days or more.

The following table sets forth the property types collateralizing non-accrual commercial real estate loans at December 31, 2016:

	At December 31, 2016
	Amount	Percent
	(Dollars in thousands)
Warehousing	$3,341	60.6%
Restaurants	1,000	18.1
Office buildings	541	9.8
Mixed use	341	6.2
Other	290	5.3
Total	$5,513	100.0%

Other Real Estate Owned.  Real estate acquired by us as a result of foreclosure or by deed in lieu of foreclosure is classified as other real estate owned.  On the date the property is acquired, it is recorded at the lower of cost or estimated fair value, establishing a new cost basis.  Estimated fair value generally represents the sale price a buyer would be willing to pay on the basis of current market conditions, including normal terms from other financial institutions, less the estimated costs to sell the property.  Holding costs and declines in estimated fair value result in charges to expense after acquisition.  Other real estate owned consisted of one commercial real estate property with a carrying value of $850,000 at December 31, 2016, and one mixed-use property with a carrying value of $45,000 at December 31, 2015.

Potential Problem Loans and Classification of Assets.  Our loan officers and credit administration department monitor their loan portfolios, including evaluation of borrowers’ business operations, current financial condition, underlying values of any collateral, and assessment of their financial prospects in the current economic environment. Based on these evaluations, we determine an appropriate strategy for individual potential problem loans, with the objective of maximizing the recovery of the related loan balances.

Our policies, consistent with regulatory guidelines, provide for the classification of loans and other assets that are considered to be of lesser quality as substandard, doubtful, or loss assets. An asset is classified substandard if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any.  Substandard assets include those assets characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected. Assets classified as doubtful have all of the weaknesses inherent in those classified substandard with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable. Assets (or portions of assets) classified as loss are those considered uncollectible and of such little value that their continuance as assets is not warranted. Assets that do not expose us to risk sufficient to warrant classification in one of the aforementioned categories, but which possess potential weaknesses that deserve our close attention, are designated as special mention. At December 31, 2016, classified assets, excluding loans on non-accrual status, consisted of substandard assets of $26.1 million and no doubtful or loss assets.  At December 31, 2016, we also had $11.5 million of assets designated as special mention. At December 31, 2015, classified assets, excluding loans on non-accrual status, consisted of substandard assets of $30.1 million and no doubtful or loss assets.  At December 31, 2015, we also had $10.6 million of assets designated as special mention.

Our determination as to the classification of our assets (and the amount of our loss allowances) is subject to review by our principal federal regulator, the OCC, which can require that we adjust our classification and related loss allowances. We regularly review our asset portfolio to determine whether any assets require classification in accordance with applicable regulations. We also engage the services of a third party to review, on a sample basis, our risk ratings on a semi-annual basis.

At December 31, 2016, the Company had $10.1 million of accruing loans that were 30 to 89 days delinquent, as compared to $21.6 million at December 31, 2015.

The following table sets forth the total amounts of delinquencies for accruing loans that were 30 to 89 days past due by type and by amount at the dates indicated:

	December 31,
	2016	2015
	(Dollars in thousands)
Real estate loans:
Commercial	$4,578	$13,957
One-to-four family residential	3,621	4,209
Multifamily	1,440	2,965
Home equity and lines of credit	263	374
Commercial and industrial loans	148	104
Other loans	50	11
Total	$10,100	$21,620

The decrease in the delinquent loans was due in part to one commercial real estate loan with a balance of $5.6 million at December 31, 2015, which was 31 days delinquent and became current during the first quarter of 2016. This loan had a balance of $5.5 million at December 31, 2016, is classified as an accruing TDR, and adequately covered by collateral with a recent appraised value of $9.3 million.

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

The following table sets forth activity in our allowance for loan losses for the years indicated:

	At or For the Years Ended December 31,
	2016	2015	2014	2013	2012
	(Dollars in thousands)
Balance at beginning of year	$24,770	$26,292	$26,037	$26,424	$26,836
Charge-offs:
Commercial real estate	(638)	(1,431)	(103)	(1,208)	(1,828)
One-to-four family residential	(20)	(277)	(58)	(414)	(1,300)
Construction and land	—	—	—	—	(43)
Multifamily	(278)	(120)	(7)	(657)	(729)
Home equity and lines of credit	—	(115)	(489)	(491)	(2)
Commercial and industrial	(66)	(71)	(135)	(379)	(90)
Insurance premium finance loans	—	—	—	—	(198)
Other	(2)	(1)	—	(25)	(3)
Total charge-offs	(1,004)	(2,015)	(792)	(3,174)	(4,193)
Recoveries:
Commercial real estate	181	2	72	1	107
One-to-four family residential	2	20	—	18	—
Construction and land	—	—	246	567	—
Multifamily	—	25	35	—	9
Home equity and lines of credit	2	42	—	—	—
Commercial and industrial	4	34	8	201	86
Insurance premium finance loans	—	—	—	—	18
Other	5	17	41	73	25
Total recoveries	194	140	402	860	245
Net charge-offs	(810)	(1,875)	(390)	(2,314)	(3,948)
Provision for loan losses	635	353	645	1,927	3,536
Balance at end of year	$24,595	$24,770	$26,292	$26,037	$26,424
Ratios:
Net charge-offs to average loans outstanding	0.03%	0.09%	0.02%	0.17%	0.36%
Allowance for loan losses to non-performing loans held-for-investment at end of year (1)	333.23	280.78	180.29	150.23	87.73
Allowance for loan losses to originated loans held-for-investment, net at end of year (2)	1.10	1.24	1.58	1.88	2.46
Allowance for loan losses to total loans held-for-investment at end of year (3)	0.83	1.04	1.35	1.75	2.13

(1)  Excludes non-performing loans held-for-sale, carried at lower of cost or estimated fair value, less costs to sell.
(2)  Excludes PCI loans, acquired loans held-for-investment and loans held-for-sale (and related allowance for loan losses).
(3)  Includes PCI and acquired loans held-for-investment.

At December 31, 2016 and 2015, the allowance for loan losses related to PCI loans was $896,000 and $783,000, respectively.  Loans held-for-sale are excluded from the allowance for loan losses coverage ratios in the table above.

Allocation of Allowance for Loan Losses.  The following tables set forth the allowance for loan losses allocated by loan category and the percent of loans in each category to total loans at the dates indicated.  The allowance for loan losses allocated to each category is not necessarily indicative of future losses in any particular category and does not restrict the use of the allowance to absorb losses in other categories. Prior to December 31, 2016, we maintained an amount identified as the unallocated component within the allowance for loan losses related to indicators of loan losses not fully captured in other components of the allowance for loan losses methodology, as well as the inherent imprecision of the loss estimation process.  During the fourth quarter of 2016, the Company enhanced the allowance for loan losses qualitative framework to more fully capture the risks related to certain loan loss factors. These enhancements are meant to increase the level of precision in the allowance for loan losses.  As a result, the Company will no longer have an unallocated reserve in its allowance for loan losses, as the risks and uncertainties meant to be captured by the unallocated allowance have been included in the qualitative framework for the respective loan portfolios.

	At December 31,
	2016		2015		2014
	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
Real estate loans:
Commercial	$5,432	13.93%	$7,106	16.97%	$9,309	20.13%
One-to-four family residential	664	3.58	787	4.15	951	3.84
Construction and land	172	0.47	261	0.79	266	1.10
Multifamily	14,952	50.86	12,387	55.66	12,219	55.31
Home equity and lines of credit	588	2.21	795	2.59	901	2.81
Commercial and industrial	1,720	1.08	1,288	1.08	841	0.67
PCI loans	896	1.03	783	1.40	400	2.31
Loans Acquired	75	26.79	115	17.26	62	13.71
Other	96	0.05	155	0.10	134	0.12
Total allocated allowance	24,595	100.00%	23,677	100.00%	25,083	100.00%
Unallocated	—		1,093		1,209
Total	$24,595		$24,770		$26,292

	At December 31,
	2013		2012
	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
Real estate loans:
Commercial	$12,619	22.89%	$14,480	25.43%
One-to-four family residential	875	4.36	623	5.22
Construction and land	205	0.95	994	1.87
Multifamily	9,374	58.61	7,086	49.18
Home equity and lines of credit	860	3.11	623	2.71
Commercial and industrial	425	0.68	1,160	1.19
Insurance premium finance loans	—	—	3	—
PCI loans	588	4.00	236	6.07
Loans Acquired	—	5.24	—	8.18
Other	67	0.16	18	0.15
Total allocated allowance	25,013	100.00%	25,223	100.00%
Unallocated	1,024		1,201
Total	$26,037		$26,424

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

Our current investment policy permits investments in mortgage-backed securities, including pass-through securities and real estate mortgage investment conduits (“REMICs”). The investment policy also permits, with certain limitations, investments in debt securities issued by the U.S. Government, agencies of the U.S. Government or U.S. Government-sponsored enterprises (“GSEs”), asset-backed securities, municipal obligations (including bonds, tax anticipation notes and bond anticipation notes), money market mutual funds, federal funds, investment grade corporate bonds, reverse repurchase agreements, and certificates of deposit.

Northfield Bank’s investment policy does not permit investment in preferred and common stock of other entities including GSEs, other than our required investment in the common stock of the FHLB of New York or as permitted for community reinvestment purposes or to fund Northfield Bank’s deferred compensation plan. Northfield Bancorp, Inc. may invest in equity securities of other financial institutions up to certain limitations. As of December 31, 2016, we held no asset-backed securities other than mortgage-backed securities.  Our board of directors may change these limitations in the future.

Our current investment policy does not permit hedging through the use of derivative instruments such as financial futures or interest rate options and swaps.

At the time of purchase, we designate a security as either held-to-maturity, available-for-sale, or trading, based upon our ability and intent to hold such securities.  Trading securities and securities available-for-sale are reported at estimated fair value, and securities held-to-maturity are reported at amortized cost. A periodic review and evaluation of the available-for-sale and held-to-maturity securities portfolios is conducted to determine if the estimated fair value of any security has declined below its carrying value and whether such impairment is other-than-temporary. If such impairment is deemed to be other-than-temporary, the security is written down to a new cost basis and the resulting loss is charged against earnings. The estimated fair values of our securities are obtained from an independent nationally recognized pricing service (see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies - Securities Valuation and Impairment” for further discussion). At December 31, 2016, our investment portfolio consisted primarily of mortgage-backed securities guaranteed by GSEs and, to a lesser extent, private label mortgage-backed securities, municipal bonds, corporate debt securities and mutual funds. The market for these securities primarily consists of other financial institutions, insurance companies, real estate investment trusts, and mutual funds.

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

Mortgage-backed securities are securities sold in the secondary market that are collateralized by pools of mortgages. Certain types of mortgage-backed securities are commonly referred to as “pass-through” certificates because the principal and interest of the underlying loans is “passed through” pro rata to investors, net of certain costs, including servicing and guarantee fees, in proportion to an investor’s ownership in the entire pool. The issuers of such securities pool mortgages and resell the participation interests in the form of securities to investors. The interest rate on the security is lower than the interest rates on the underlying loans to allow for payment of servicing and guaranty fees. Ginnie Mae, a U.S. Government agency, and GSEs, such as Fannie Mae and Freddie Mac, may guarantee the payments, or guarantee the timely payment of principal and interest to investors.

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

At December 31, 2016, our corporate bond portfolio consisted of investment-grade securities, the majority of which had remaining maturities generally shorter than five years. Our investment policy provides that we may invest up to 15% of our tier-one risk-based capital in corporate bonds from individual issuers which, at the time of purchase, are within the investment-grade ratings from Standard & Poor’s, Moody’s or Fitch. The maturity of these bonds may not exceed 10 years, and there is no aggregate limit for this security type. Corporate bonds from individual issuers not rated investment grade at the time of purchase, are limited to the lesser of 1% of our total assets or 15% of our tier-one risk-based capital, and must have a maturity of less than one year. Aggregate holdings of this security type cannot exceed 5% of our total assets. Additionally, at the time of purchase, management performs due diligence to conclude that the security meets the regulatory standard for investment-grade. Bonds that subsequently experience a decline in credit rating below investment grade are monitored at least quarterly.

The following table sets forth the amortized cost and estimated fair value of our available-for-sale and held-to-maturity securities portfolios (excluding FHLB of New York common stock) at the dates indicated.  As of December 31, 2016, 2015, and 2014, we also had a trading portfolio with a fair value of $7.9 million, $6.7 million and $6.4 million, respectively, consisting of mutual funds quoted in actively traded markets.  These securities are utilized to fund non-qualified deferred compensation obligations.

	At December 31,
	2016		2015		2014
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(Dollars in thousands)
Securities available-for-sale:
Mortgage-backed securities:
Pass-through certificates:
GSEs	$225,047	$224,549	$228,557	$231,700	$292,162	$299,340
REMICs:
GSEs	230,500	224,293	305,387	297,824	408,328	400,450
Non-GSEs	280	270	597	579	1,060	1,026
Debt securities
Municipal bonds	2,151	2,158	—	—	—	—
Corporate bonds	45,373	45,159	11,002	11,011	69,975	70,013
Other securities
Equity investments (1)	1,233	1,218	481	481	410	410
Other	1,250	1,250	—	—	—	—
Total securities available-for-sale	$505,834	$498,897	$546,024	$541,595	$771,935	$771,239

(1) Mutual funds

	At December 31,
	2016		2015		2014
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(Dollars in thousands)
Securities held-to-maturity:
Mortgage-backed securities:
Pass-through certificates - GSEs	$10,148	$10,118	$10,346	$10,369	$3,609	$3,691
Total securities held-to-maturity	$10,148	$10,118	$10,346	$10,369	$3,609	$3,691

The following table sets forth the amortized cost and estimated fair value of securities as of December 31, 2016, for issuers that exceeded 10% of our stockholders’ equity as of that date:

	At December 31, 2016
	Amortized Cost	Estimated Fair Value
	(Dollars in thousands)
Mortgage-backed securities:
Freddie Mac	$223,992	$221,812
Fannie Mae	$233,812	$229,431

Portfolio Maturities and Yields.  The composition and maturities of the investment securities portfolio at December 31, 2016, are summarized in the following table.  Maturities are based on the final contractual payment dates, and do not reflect the effect of scheduled principal repayments, prepayments, or early redemptions that may occur.  All of our securities at December 31, 2016, were taxable securities.

	One Year or Less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield
	(Dollars in thousands)
Securities available-for-sale:
Mortgage-backed securities:
Pass-through certificates:
GSEs	$139	5.50%	$43,706	3.20%	$44,336	2.93%	$136,866	2.26%	$225,047	$224,549	2.58%
REMICs:
GSEs	—	—%	30,064	2.03%	13,125	1.94%	187,311	1.74%	230,500	224,293	1.79%
Non-GSEs	—	—%	101	1.63%	—	—%	179	0.93%	280	270	1.19%
Debt securities
Municipal bonds	1,735	0.81%	100	3.45%	316	3.39%	—	—%	2,151	2,158	1.31%
Corporate bonds	—	—%	40,595	2.00%	4,778	2.38%			45,373	45,159	2.04%
Equity investments	1,233	1.78%	—	—%	—	—%	—	—%	1,233	1,218	1.78%
Other	1,250	1.70%	—	—%	—	—%	—	—%	1,250	1,250	1.70%
Total securities available-for-sale	$4,357	1.49%	$114,566	2.46%	$62,555	2.69%	$324,356	1.96%	$505,834	$498,897	2.16%

Securities held-to-maturity:
Mortgage-backed securities:
Pass-through certificates:
GSEs	$—	—%	$—	—%	$—	—%	$10,148	3.50%	$10,148	$10,118	3.50%
Total securities held-to-maturity	$—	—%	$—	—%	$—	—%	$10,148	3.50%	$10,148	$10,118	3.50%

Sources of Funds

General.  Deposits traditionally have been our primary source of funds for our securities and lending activities. We also borrow from the FHLB of New York and other financial institutions to supplement cash flow needs, to manage the maturities of liabilities for interest rate and investment risk management purposes, and to manage our cost of funds. Our additional sources of funds are the proceeds of loan sales, scheduled loan and investment payments, maturing investments, loan prepayments, brokered deposits, and stockholders' equity, including retained earnings.

Deposits.  We accept deposits primarily from the areas in which our offices are located. We rely on our convenient locations, customer service, and competitive products and pricing to attract and retain deposits. We offer a variety of deposit accounts to businesses and consumers with a range of interest rates and terms. Our deposit accounts consist of transaction accounts (NOW and non-interest bearing checking accounts), savings accounts (money market, passbook, and statement savings), and certificates of deposit, including individual retirement accounts. We accept brokered deposits when it is deemed cost effective. At December 31, 2016 and 2015, we had brokered deposits totaling $98.8 million and $157.1 million, respectively. In addition, municipal deposits are a growing source of funds. At December 31, 2016 and 2015, we had municipal deposits of $362.8 million and $158.2 million, respectively. Municipal deposits are primarily secured by mortgaged-backed securities.

Interest rates offered generally are established weekly, while maturity terms, service fees, and withdrawal penalties are reviewed on a periodic basis. Deposit rates and terms are based primarily on current operating strategies, market interest rates, and liquidity requirements.

At December 31, 2016, we had $536.1 million in certificates of deposit, of which $237.7 million had remaining maturities of one year or less.

The following table sets forth the distribution of our average total deposit accounts, by account type, for the periods indicated:

	For the Year Ended December 31,
	2016			2015			2014
	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate
	(Dollars in thousands)
Non-interest bearing demand	$372,946	14.50%	—%	$262,318	13.68%	—%	$236,425	15.83%	—%
NOW	414,366	16.10	0.23%	181,341	9.47	0.25%	120,680	8.08	0.36%
Money market accounts	746,798	29.02	0.63%	490,418	25.60	0.48%	431,406	28.89	0.31%
Savings	458,086	17.80	0.46%	468,749	24.47	0.46%	398,148	26.66	0.11%
Certificates of deposit	580,973	22.58	1.12%	512,977	26.78	1.07%	306,803	20.54	1.04%
Total deposits	$2,573,169	100.00%	0.56%	$1,915,803	100.00%	0.55%	$1,493,462	100.00%	0.36%

As of December 31, 2016, the aggregate amount of our outstanding certificates of deposit in amounts greater than or equal to $100,000 was $209.3 million.  The following table sets forth the maturity of these certificates at December 31, 2016:

December 31, 2016
(Dollars in thousands)
Three months or less	$23,134
Over three months through six months	29,001
Over six months through one year	60,398
Over one year to three years	82,133
Over three years	14,674
Total	$209,340

Borrowings.  Our borrowings consist primarily of advances from the FHLB of New York and the Federal Reserve Bank, as well as securities sold under agreements to repurchase (repurchase agreements) with third-party financial institutions. As of December 31, 2016, our FHLB advances totaled $453.2 million, or 14.0%, of total liabilities, repurchase agreements totaled $8.0 million, or 0.2%, of total liabilities, floating rate advances totaled $11.5 million, or 0.4%, of total liabilities and capitalized lease obligations totaled $523,000, or 0.02%, of total liabilities. At December 31, 2016, the Company had the ability to obtain additional funding from the FHLB of New York and Federal Reserve Bank discount window of approximately $837.8 million, utilizing unencumbered securities of $123.0 million and multifamily loans of $798.6 million.  Repurchase agreements are primarily secured by mortgage-backed securities.  Advances from the FHLB of New York are secured by our investment in the common stock of the FHLB of New York as well as by pledged mortgage-backed securities and loans.

The following table sets forth information concerning balances and interest rates on our borrowings at and for the years indicated:

	At or For the Years Ended December 31,
	2016	2015	2014
	(Dollars in thousands)
Balance at end of year	$473,206	$558,129	$778,658
Average balance during year	$491,802	$594,926	$588,890
Maximum outstanding at any month end	$529,988	$760,088	$830,092
Weighted average interest rate at end of year	1.44%	1.57%	1.42%
Weighted average interest rate during year	1.50%	1.56%	1.69%

Employees

As of December 31, 2016, we had 330 full-time employees and 36 part-time employees.  Our employees are not represented by any collective bargaining group.  Management believes that we have a good working relationship with our employees.

Subsidiary Activities

Northfield-Bancorp, Inc. owns 100% of Northfield Investments, Inc., an inactive New Jersey investment company, and 100% of Northfield Bank.  Northfield Bank owns 100% of NSB Services Corp., a Delaware corporation, which in turn owns 100% of the voting common stock of NSB Realty Trust. NSB Realty Trust is a Maryland real estate investment trust that holds mortgage loans, mortgage-backed securities and other investments. These entities enable us to segregate certain assets for management purposes, and promote our ability to raise capital in the future through the sale of preferred stock or other capital-enhancing securities or borrow against assets or stock of these entities for liquidity purposes. At December 31, 2016, Northfield Bank’s investment in NSB Services Corp. was $695.0 million, and NSB Services Corp. had assets of $704.9 million and liabilities of $9.8 million at that date. At December 31, 2016, NSB Services Corp.’s investment in NSB Realty Trust was $704.7 million, and NSB Realty Trust had $704.7 million in assets, and liabilities of $16,000 at that date.

Legal Proceedings

In the normal course of business, we may be party to various outstanding legal proceedings and claims. In the opinion of management, the consolidated financial statements will not be materially affected by the outcome of such legal proceedings and claims as of December 31, 2016.

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

SUPERVISION AND REGULATION

General

Northfield Bank is a federally chartered savings bank that is regulated, examined, and supervised by the OCC and the FDIC. This regulation and supervision establishes a comprehensive framework of activities in which an institution may engage and is intended primarily for the protection of the FDIC’s deposit insurance fund and depositors, and not for the protection of security holders. Under this system of federal regulation, financial institutions are periodically examined to ensure that they satisfy applicable standards with respect to their capital adequacy, assets, management, earnings, liquidity, and sensitivity to market interest rates. Northfield Bank also is regulated to a lesser extent by the FRB, governing reserves to be maintained against deposits and other matters, including payments of dividends and the repurchase of shares of common stock. The OCC examines Northfield Bank and prepares reports for the consideration of its board of directors on any operating deficiencies. Northfield Bank’s relationship with its depositors and borrowers also is regulated to a great extent by federal law and, to a much lesser extent, state law, especially in matters concerning the ownership of deposit accounts and the form and content of Northfield Bank’s loan documents. Northfield Bank is also a member of and owns stock in the FHLB of New York, which is one of the 11 regional banks in the Federal Home Loan Bank System.

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

Loans-to-One-Borrower

We generally may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of Northfield Bank’s unimpaired capital and unimpaired surplus. An additional amount may be loaned, equal to 10% of unimpaired capital and unimpaired surplus, if the loan is secured by readily marketable collateral, which is defined to include certain financial instruments and bullion, but generally does not include real estate. As of December 31, 2016, we were in compliance with our loans-to-one-borrower limitations.

Qualified Thrift Lender Test

Northfield Bank is required to satisfy a qualified thrift lender (QTL) test, under which we either must qualify as a “domestic building and loan” association as defined by the Internal Revenue Code or maintain at least 65% of our “portfolio assets” in “qualified thrift investments.” “Qualified thrift investments” consist primarily of residential mortgages and related investments, including mortgage-backed and related securities. “Portfolio assets” generally mean total assets less specified liquid assets up to 20% of total assets, goodwill, and other intangible assets and the value of property used to conduct business. A savings institution that fails the qualified thrift lender test must operate under specified restrictions. The Dodd-Frank Act made noncompliance with the QTL test also subject to agency enforcement action for a violation of law. As of December 31, 2016, we maintained 80.3% of our portfolio assets in qualified thrift investments and, therefore, we met the QTL test.

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

In determining the amount of risk-weighted assets for purposes of calculating risk-based capital ratios, all assets, including certain off-balance sheet assets (e.g., recourse obligations, direct credit substitutes, residual interests) are multiplied by a risk weight factor assigned by the regulations based on the risks believed inherent in the type of asset. Higher levels of capital are required for asset categories believed to present greater risk. Common equity Tier 1 capital generally is defined as common stockholders’ equity and retained earnings. Tier 1 capital generally is defined as common equity Tier 1 plus additional Tier 1 capital. Additional Tier 1 capital includes certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries. Total capital includes Tier 1 capital (common equity Tier 1 capital plus additional Tier 1 capital) and Tier 2 capital. Tier 2 capital is comprised of capital instruments and related surplus, meeting specified requirements, and may include cumulative preferred stock and long-term perpetual preferred stock, mandatory convertible securities, intermediate preferred stock and subordinated debt. Also included in Tier 2 capital is the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets. In assessing an institution’s capital adequacy, the OCC takes into consideration, not only these numeric factors, but qualitative factors as well, and has the authority to establish higher capital requirements for individual institutions when deemed necessary.

In addition to establishing the minimum regulatory capital requirements, the regulations limit capital distributions and certain discretionary bonus payments to management if the institution does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted asset above the amount necessary to meet its minimum risk-based capital requirements. The capital conservation buffer requirement was phased in beginning January 1, 2016, at 0.625% of risk-weighted assets and increases each year until fully implemented at 2.5% on January 1, 2019.

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

The regulations provide that a capital restoration plan must be filed with the OCC within 45 days of the date a savings institution receives notice that it is “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized.” Any holding company for the savings institution required to submit a capital restoration plan must guarantee the lesser of an amount equal to 5.0% of the savings institution’s assets at the time it was notified or deemed to be undercapitalized by the OCC, or the amount necessary to restore the savings institution to adequately capitalized status. This guarantee remains in place until the OCC notifies the savings institution that it has maintained adequately capitalized status for each of four consecutive calendar quarters, and the OCC has the authority to require payment and collect payment under the guarantee. Various restrictions, including on growth and capital distributions, also apply to “undercapitalized” institutions. If an “undercapitalized” institution fails to submit an acceptable capital plan, it is treated as “significantly undercapitalized.” “Significantly undercapitalized” institutions must comply with one or more additional restrictions including, but not limited to, an order by the OCC to sell sufficient voting stock to become adequately capitalized, requirements to reduce total assets, cease receipt of deposits from correspondent banks or dismiss officers or directors and restrictions on interest rates paid on deposits, compensation of executive officers and capital distributions by the parent holding company. The OCC may also take any one of a number of discretionary supervisory actions against undercapitalized institutions, including the issuance of a capital directive and the replacement of senior executive officers and directors.

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

Applications or notices may be denied if the institution will be undercapitalized after the proposed dividend, the proposed dividend raises safety and soundness concerns or the proposed dividend would violate a law, regulation enforcement order, or regulatory condition.

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

Authority to extend credit to executive officers, directors and 10% or greater shareholders (insiders), as well as entities controlled by insiders, is governed by Sections 22(g) and 22(h) of the Federal Reserve Act and its implementing regulation, FRB Regulation O. Among other things, loans to insiders must be made on terms substantially the same as those offered to unaffiliated individuals and not involve more than the normal risk of repayment. There is an exception for bank-wide lending programs that do not discriminate in favor of insiders. Regulation O also places individual and aggregate limits on the amount of loans that may be made to insiders based, in part, on the institution’s capital position, and requires that certain prior board approval procedures be followed. Extensions of credit to executive officers are subject to additional restrictions on the types and amounts of loans that may be made. At December 31, 2016, Northfield Bank was in compliance with these regulations.

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

The FDIC assesses insured depository institutions to maintain the Deposit Insurance Fund. Under the FDIC’s risk-based assessment system, institutions deemed less risky pay lower assessments. Assessments for institutions with less than $10 billion of assets are now based on financial measures and supervisory ratings derived from statistical modeling estimating the probability of an institution’s failure within three years. That system, effective July 1, 2016, replaced the previous system under which institutions were placed into risk categories.
The Dodd-Frank Act required the FDIC to revise its procedures to base assessments upon each insured institution’s total assets less tangible equity instead of deposits. The FDIC finalized a rule, effective April 1, 2011, that set the assessment range at 2.5 to 45 basis points of total assets less tangible equity. In conjunction with the Deposit Insurance Fund’s reserve ratio achieving 1.15%, the assessment range (inclusive of possible adjustments) was reduced for insured institutions of less than $10 billion of total assets to 1.5 basis points to 30 basis points, effective July 1, 2016.
The Dodd-Frank Act increased the minimum target Deposit Insurance Fund ratio from 1.15% of estimated insured deposits to 1.35% of estimated insured deposits. The Federal Deposit Insurance Corporation must seek to achieve the 1.35% ratio by September 30, 2020. The Dodd-Frank Act requires insured institutions with assets of $10 billion or more to fund the increase from 1.15% to 1.35% and, effective July 1, 2016, such institutions are subject to a surcharge to achieve that goal. The Dodd-Frank Act eliminated the 1.5% maximum fund ratio, instead leaving it to the discretion of the Federal Deposit Insurance

Corporation, and the Federal Deposit Insurance Corporation has exercised that discretion by establishing a long-range fund ratio of 2%.

The FDIC has authority to increase insurance assessments. Any significant increases would have an adverse effect on the operating expenses and results of operations of Northfield Bank. Future insurance assessments cannot be predicted.

Insurance of deposits may be terminated by the FDIC upon a finding that an institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition imposed in writing. Management of Northfield Bank does not know of any practice, condition, or violation that may lead to termination of the Company's deposit insurance.

In addition to the FDIC assessments, the Financing Corporation is authorized to impose and collect, through the FDIC, assessments for anticipated payments, issuance costs and custodial fees on bonds issued by the Financing Corporation in the 1980s to recapitalize the former Federal Savings and Loan Insurance Corporation. The bonds issued by the Financing Corporation are due to mature in 2017 through 2019. For the quarter ended December 31, 2016, the annualized Financing Corporation assessment was equal to 0.56 basis points of total quarterly average assets less quarterly average tangible capital.

Federal Home Loan Bank System

Northfield Bank is a member of the FHLB of New York, and therefore is a member of the Federal Home Loan Bank System, which consists of 11 regional Federal Home Loan Banks. The Federal Home Loan Bank System provides a central credit facility primarily for member institutions. Members of the FHLB are required to acquire and hold a specified amount of shares of FHLB capital stock. Northfield Bank was in compliance with this requirement at December 31, 2016.

Community Reinvestment Act and Fair Lending Laws

Savings institutions have a responsibility under the Community Reinvestment Act and related regulations to help meet the credit needs of their communities, including low- and moderate-income neighborhoods. An institution’s failure to comply with the provisions of the Community Reinvestment Act could, at a minimum, result in regulatory restrictions on certain activities such as branching and acquisitions. In the most recent Community Reinvestment Act Public Disclosure issued by the OCC on August 13, 2013, Northfield Bank was rated “Satisfactory”. Northfield Bank underwent a Community Reinvestment Act regulatory examination in December of 2016, for which the OCC has not yet issued their report.

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

•	Equal Credit Opportunity Act and the Fair Housing Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;

•	Fair Credit Reporting Act, governing the use and provision of information to credit reporting agencies;

•	Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies;

•	Flood Disaster Protection Act, requiring flood insurance of collateral properties located in designated flood zones; and

•	Rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws.

The operations of Northfield Bank also are subject to the:

•	Truth in Savings Act;

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

Savings and loan holding companies have not historically been subjected to consolidated regulatory capital requirements. However, the Dodd-Frank Act requires the FRB to set for all depository institution holding companies minimum consolidated capital levels that are as stringent as those required for the insured depository subsidiaries. The previously discussed final rule regarding regulatory capital requirements implements the Dodd-Frank Act as to savings and loan holding companies.  Consolidated regulatory capital requirements identical to those applicable to the subsidiary depository institutions applied to savings and loan holding companies as of January 1, 2015.  As is the case with institutions themselves, the capital conservation buffer is being phased in between 2016 and 2019. Northfield Bancorp, Inc. exceeded the FRB’s consolidated capital requirements as of December 31, 2016.

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

Taxable Distributions and Recapture.  Prior to 1996, bad debt reserves created prior to 1988 were subject to recapture into taxable income if Northfield Bank failed to meet certain thrift asset and definitional tests or made certain distributions. Tax law changes in 1996 eliminated thrift-related recapture rules. However, under current law, pre-1988 tax bad debt reserves remain subject to recapture if Northfield Bank makes certain non-dividend distributions, repurchases any of its common stock, pays dividends in excess of earnings and profits, or fails to qualify as a “bank” for tax purposes. At December 31, 2016, the total federal pre-base year bad debt reserve of Northfield Bank was approximately $5.9 million.

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

Net Operating Loss Carryovers. A financial institution may carry back net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years. At December 31, 2016, Northfield Bancorp, Inc.’s consolidated group had no net operating loss carryforwards for federal income tax purposes.

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

State Taxation

In 2014, New York State (“NYS”) enacted several reforms (the “Tax Reform Package”) to its tax structure, including changes to the franchise, sales, estate, and personal income taxes. These changes were effective on January 1, 2015. The Tax Reform Package is intended to simplify the existing corporate tax code for NYS businesses while remaining relatively neutral in relation to corporate tax receipts.

Under the Tax Reform Package, the NYS corporate income tax rate dropped, effective January 1, 2016, from 7.10% to 6.50%. Effective January 1, 2015, the Metropolitan Transportation Authority (“MTA”) Tax Surcharge rate allocable to business activities carried on in the Metropolitan Commuter Transportation District increased from 17.0% to 25.6%. The MTA surcharge rate for years beginning on or after January 1, 2016 was 28% and for tax years beginning on or after January 1, 2017, and before January 1, 2018, the MTA surcharge rate has increased from 28% to 28.3%.

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

The Tax Reform Package repeals the Article 32 Bank Tax, merging it into the Article 9-A Corporate Franchise Tax. It also makes several modifications to the Article 9-A Corporate Franchise Tax to accommodate the merger, most notably providing a choice between two potential financial institution tax deductions: 1) a deduction equal to 32% of modified NYS taxable income available to all thrifts and banks with assets that do not exceed $8 billion; and 2) a deduction based upon 50% of the net interest income received from loans secured by real estate located in NYS or business loans made to NYS borrowers with a principal amount of less than $5 million. Alternatively, for financial institutions with assets that do not exceed $8 billion that owned a captive real estate investment trust (“REIT) as of April 1, 2014, the Tax Reform Package preserves the ability to exclude a percentage of dividends received from the REIT in determining NYS taxable income and increases this exclusion from the current level of 60% to 160% for tax years beginning on or after January 1, 2015. Financial institutions that continue to maintain these grandfathered REITs are prohibited from claiming either of the two financial institution tax deductions described above.

Consequently, under the revised Article 9-A Corporate Franchise Tax structure, for tax years beginning on or after January 1, 2015, the Bank will be required to claim the 160% exclusion for dividends received from its captive REIT subsidiary for any year the REIT remains in existence. If the REIT is liquidated, then the Bank will be entitled to choose on an annual basis between: 1) the 32% of modified taxable income deduction; or 2) the deduction based on 50% of the net interest income received from NYS real estate loans and small commercial loans to NYS customers.

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

Northfield Bank reports income on a calendar year basis to New York City (NYC).  In 2015, NYC enacted corporate tax reforms, which are effective retroactive for tax years beginning on or after January 1, 2015. NYC generally conforms its tax law to NYS tax law and adopted conforming Tax Reform Package provisions similar to those described above for NYS. For tax years beginning on or after January 1, 2015, the NYC income tax rate applied to the Company apportioned NYC taxable income is 8.85%.

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

The OCC and the other federal bank regulatory agencies have promulgated joint guidance on sound risk management practices for financial institutions with concentrations in commercial real estate lending.  Under the guidance, a financial institution that, like us, is actively involved in commercial real estate lending should perform a risk assessment to identify concentrations. A financial institution may have a concentration in commercial real estate lending if, among other factors, (i) total reported loans for construction, land acquisition and development, and other land represent 100% or more of total capital, or (ii) total reported loans secured by multifamily and non-farm residential properties, loans for construction, land acquisition and development and other land, and loans otherwise sensitive to the general commercial real estate market, including loans to commercial real estate related entities, represent 300% or more of total capital.  Based on these factors we have a concentration in multifamily and commercial real estate lending, as such loans represent 374% of Northfield Bank's capital as of December 31, 2016. The particular focus of the guidance is on exposure to commercial real estate loans that are dependent on the cash flow from the real estate held as collateral and that are likely to be at greater risk to conditions in the commercial real estate market (as opposed to real estate collateral held as a secondary source of repayment or as an abundance of caution).  The purpose of the guidance is to guide banks in developing risk management practices and capital levels commensurate with the level and nature of real estate concentrations.  The guidance states that management should employ heightened risk management practices including board and management oversight and strategic planning, development of underwriting standards, risk assessment, and monitoring through market analysis and stress testing.  While we believe we have implemented policies and procedures with respect to our commercial real estate loan portfolio consistent with this guidance, bank regulators could require us to implement additional policies and procedures consistent with their interpretation of the guidance that may result in additional costs to us or that may result in a curtailment of our multifamily and commercial real estate lending and/or the requirement that we maintain higher levels of regulatory capital, either of which would adversely affect our loan originations and profitability.

Our concentration in multifamily loans and commercial real estate loans could expose us to increased lending risks and related loan losses.

Our current business strategy is to continue to originate multifamily loans and to a lesser extent other commercial real estate loans. At December 31, 2016, $1.92 billion, or 89.5% of our originated total loan portfolio held-for-investment, net, consisted of multifamily and other commercial real estate loans.

These types of loans generally expose a lender to greater risk of non-payment and loss than one-to-four family residential mortgage loans because repayment of the loans often depends on the successful operation of the properties and the sale of such properties securing the loans. Such loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to one-to-four family residential mortgage loans. Also, many of our borrowers have more than one of these types of loans outstanding. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss compared to an adverse development with respect to a one-to-four family residential real estate loan.

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

Our net loan portfolio has grown to $2.94 billion at December 31, 2016, from $1.22 billion at December 31, 2012. A large portion of this increase is due to increases in multifamily real estate loans. It is difficult to assess the future performance of these recently originated loans. These loans may experience higher delinquency or charge-off levels than our historical loan portfolio experience, which could adversely affect our future performance.

Failure to successfully implement our growth strategies could cause us to incur significant costs and expenses which may negatively affect our financial condition and results of operations
We expect to continue to grow our assets, the level of our deposits or borrowings, and the scale of our operations. Achieving our growth targets depends, in part, on our ability to attract customers that currently bank at other financial institutions in our market, thereby increasing our share of the market, implement new lines of business or offer new products and services within existing lines of business, identify favorable loan and investment opportunities, and acquire other banks and non bank entities. Our ability to grow successfully will depend on a variety of factors, including our ability to attract and retain experienced bankers, the continued availability of desirable business opportunities, competitive responses from other financial institutions in our market areas and our ability to manage our growth. Growth opportunities may not be available or we may not be able to manage our growth successfully. If we do not manage our growth effectively, our financial condition and operating results could be negatively affected.
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

The Financial Accounting Standards Board has adopted a new accounting standard that will be effective for us for the fiscal year beginning January 1, 2020.  This standard, referred to as Current Expected Credit Loss, or CECL, will require financial institutions to determine periodic estimates of lifetime expected credit losses on loans, and recognize the expected credit losses as allowances for loan losses.  This will change the current method of providing allowances for loan losses that are probable, which may require us to increase our allowance for loan losses, and to greatly increase the types of data we will need to collect and review to determine the appropriate level of the allowance for loan losses. We are currently evaluating the effect the CECL model will have on our consolidated financial statements, but the extent of the effect is indeterminable at this time as it will be dependent upon the nature and characteristics of the Company's loan portfolio at the adoption date, as well as economic conditions and forecasts at that date. Any requirement to increase our allowance for loan losses or expenses incurred to determine the appropriate level of the allowance for loan losses could have a material adverse effect on our financial condition and results of operations.

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

A decline in economic conditions could reduce demand for our products and services and/or result in increases in our level of non-performing loans, which could have an adverse effect on our results of operations.
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
Deterioration in economic conditions could result in the following consequences, any of which could have a material adverse effect on our business, financial condition, liquidity and results of operations:

•	demand for our products and services may decline;

•	loan delinquencies, problem assets, and foreclosures may increase;

•	collateral for loans, especially real estate, may decline in value, in turn reducing customers’ future borrowing power, and reducing the value of assets and collateral associated with existing loans;

•	the value of our securities portfolio may decline; and

•	the net worth and liquidity of loan guarantors may decline, impairing their ability to honor commitments to us.

Moreover, a significant decline in general economic conditions, caused by inflation, recession, acts of terrorism, an outbreak of hostilities or other international or domestic calamities, unemployment or other factors beyond our control could further affect these local economic conditions and could further negatively affect the financial results of our banking operations. In addition, deflationary pressures, while possibly lowering our operating costs, could have a significant negative effect on our borrowers, especially our business borrowers, and the values of underlying collateral securing loans, which could negatively affect our financial performance.
Strong traditional and non-traditional competition within our market areas may limit our growth and profitability.

We face intense competition in making loans and attracting deposits. Price competition from other financial institutions, credit unions, money market and mutual funds, insurance companies, and other non-traditional competitors such as financial technology companies for loans and deposits sometimes results in us charging lower interest rates on our loans and paying higher interest rates on our deposits and may reduce our net interest income. Competition also makes it more difficult and costly to attract and retain qualified employees. Many of the institutions with which we compete have substantially greater resources and lending limits than we have and may offer services that we do not provide. Our competitors also may price loan and deposit products aggressively when they enter into new lines of business or new market areas. We expect competition to increase in the future as a result of legislative, regulatory, and technological changes and the continuing trend of consolidation in the financial services industry. If we are not able to compete effectively in our market area, our profitability may be negatively affected. The greater resources and broader offering of deposit and loan products of some of our competitors may also limit our ability to increase our interest-earning assets.

The composition of our balance sheet continues to be more heavily weighted towards loans and therefore changes in market interest rates in an increasing rate environment could adversely affect our financial condition and results of operations.

Our financial condition and results of operations are significantly affected by changes in market interest rates. Our results of operations substantially depend on our net interest income, which is the difference between the interest income we earn on our interest-earning assets and the interest expense we pay on our interest-bearing liabilities. Our interest-bearing liabilities generally reprice or mature more quickly than our interest-earning assets. If rates increase rapidly, we would likely have to increase the rates we pay on our deposits and borrowed funds more quickly than interest rates earned on our loans and investments, resulting in a negative effect on interest spreads and net interest income. In addition, the effect of rising rates could be compounded if deposit customers move funds from transaction and savings accounts to higher rate money market or certificate of deposit accounts. Conversely, should market interest rates fall below current levels, our net interest margin could also be affected negatively if competitive pressures keep us from further reducing rates on our deposits, while the yields on our assets decrease more rapidly through loan prepayments and interest rate adjustments.

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

Changes in interest rates also affect the value of our interest earning assets and in particular the carrying value of our securities portfolio.  Generally, the value of interest-earning assets fluctuates inversely with changes in interest rates.

At December 31, 2016, our simulation model indicated that our net portfolio value (the net present value of our interest-earning assets and interest-bearing liabilities) would decrease by 13.47% if there was an instantaneous parallel 200 basis point increase in market interest rates. Although interest rate risk calculations provide an indication of our interest rate risk exposure at a particular point in time, such measurements are not intended to and do not provide a precise forecast of the effect of changes in market interest rates on our net portfolio value or net interest income and likely will differ from actual results.

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

Information security risks have generally increased in recent years because of the proliferation of new technologies, the use of the Internet and telecommunications technologies to conduct financial and other transactions, and the increased sophistication and activities of perpetrators of cyber-attacks and mobile phishing. Mobile phishing, a means for identity thieves to obtain sensitive personal information through fraudulent e-mail, text or voice mail, is an emerging threat targeting the customers of financial entities. A failure in or breach of our operational or information security systems, or those of our third-party service providers, as a result of cyber-attacks or information security breaches or due to employee error, malfeasance or other disruptions could adversely affect our business, result in the disclosure or misuse of confidential or proprietary information, damage our reputation, increase our costs and/or cause losses.

If this confidential or proprietary information were to be mishandled, misused, or lost, we could be exposed to significant regulatory consequences, reputational damage, civil litigation, and financial loss.

Although we employ a variety of physical, procedural, and technological safeguards to protect this confidential and proprietary information from mishandling, misuse, or loss, these safeguards do not provide absolute assurance that mishandling, misuse, or loss of the information will not occur, and that if mishandling, misuse, or loss of information does occur, those events will be promptly detected and addressed. Similarly, when confidential or proprietary information is collected, compiled, processed, transmitted or stored by third parties on our behalf, our policies and procedures require that the third party agree to maintain the confidentiality of the information, establish and maintain policies and procedures designed to preserve the confidentiality of the information, and permit us to confirm the third party’s compliance with the terms of the agreement. As information security risks and cyber threats continue to evolve, we may be required to expend additional resources to continue to enhance our information security measures and/or to investigate and remediate any information security vulnerabilities.

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

A federal savings bank differs from a commercial bank in that it is required to maintain at least 65% of its total assets in “qualified thrift investments,” which generally includes loans and investments for the purchase, refinance, construction, improvement, or repair of residential real estate, as well as home equity loans, education loans and small business loans. To maintain our federal savings bank charter we have to be a “qualified thrift lender” or “QTL” in nine out of each 12 immediately preceding months. The QTL requirement limits the extent to which we can grow our commercial loan portfolio, and failing the QTL test can result in an enforcement action. However, a loan that does not exceed $2 million (including a group of loans to one borrower) that is for commercial, corporate, business, or agricultural purposes is included in our qualified thrift investments. As of December 31, 2016, we maintained 80.3% of our portfolio assets in qualified thrift investments. Because of the QTL requirement, we may be limited in our ability to change our asset mix and increase the yield on our earning assets by growing our commercial loan portfolio.

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

Because the nature of the financial services business involves a high volume of transactions, we face significant operational risks, including fraud.

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

The Dodd-Frank Act requires various federal agencies to adopt a broad range of new implementing rules and regulations, and to prepare numerous studies and reports for Congress. The federal agencies are given significant discretion in drafting the implementing rules and regulations, and consequently, many of the details and much of the impact of the Dodd-Frank Act may not be known for many months or years. Our operating and compliance costs have increased, and could continue to increase, as a result of the Dodd-Frank Act and the implementing rules and regulations. The need to comply with additional rules and regulations, as well as state laws and regulations to which we were not subject previously, will also divert management’s time from managing the remainder of our operations.

Final regulations could restrict our ability to originate and sell loans.

The Consumer Financial Protection Bureau has issued a rule designed to clarify for lenders how they can avoid legal liability under the Dodd-Frank Act, which would hold lenders accountable for ensuring a borrower’s ability to repay a mortgage. Loans that meet this “qualified mortgage” definition will be presumed to have complied with the new ability-to-repay standard. Under the Consumer Financial Protection Bureau’s rule, a “qualified mortgage” loan must not contain certain specified features, including:

•	excessive upfront points and fees (those exceeding 3% of the total loan amount, less “bona fide discount points” for prime loans);

•	interest-only payments;

•	negative-amortization; or

•	terms longer than 30 years.

Also, to qualify as a “qualified mortgage”, a loan must be made to a borrower whose total monthly debt-to-income ratio does not exceed 43%. Lenders must also verify and document the income and financial resources relied upon to qualify the borrower on the loan and underwrite the loan based on a fully amortizing payment schedule and maximum interest rate during the first five years, taking into account all applicable taxes, insurance, and assessments.

In addition, the Dodd-Frank Act requires the Consumer Financial Protection Bureau to adopt rules and publish forms that combine certain disclosures that consumers receive in connection with applying for and closing on certain mortgage loans under the Truth in Lending Act and the Real Estate Settlement Procedures Act. The Consumer Financial Protection Bureau has implemented a final rule to implement this requirement, and the final rule was effective in October 2015.

In addition, the Dodd-Frank Act requires the regulatory agencies to issue regulations that require securitizers of loans to retain “not less than 5% of the credit risk for any asset that is not a qualified residential mortgage.” The regulatory agencies have issued a final rule to implement this requirement. The final rule provides that the definition of “qualified residential mortgage” includes loans that meet the definition of a qualified mortgage issued by the Consumer Financial Protection Bureau for purposes of its regulations.

These rules could have a significant effect on the secondary market for loans and the types of loans we originate, and restrict our ability or desire to make certain types of loans or loans to certain borrowers, which could limit our growth or profitability.

Changes in the valuation of our securities portfolio could reduce net income and lower our capital levels.

Our securities portfolio may be affected by fluctuations in market value, potentially reducing accumulated other comprehensive income and/or earnings.  Fluctuations in market value may be caused by changes in market interest rates, lower market prices for securities and limited investor demand.  Management evaluates securities for other-than-temporary impairment on a quarterly basis, with more frequent evaluation for selected issues.  In analyzing a debt issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, industry analysts’ reports and, to a lesser extent given the relatively insignificant levels of depreciation in our debt portfolio, spread differentials between the effective rates on instruments in the portfolio compared to risk-free rates.  In analyzing an equity issuer’s financial condition, management considers industry analysts’ reports, financial performance, and projected target prices of investment analysts within a one-year time period.  If this evaluation shows impairment to the actual or projected cash flows associated with one or more securities, a potential loss to earnings may occur.  Changes in interest rates also can have an adverse effect on our financial condition, as our available-for-sale securities are reported at their estimated fair value, and therefore are impacted by fluctuations in interest rates.  We increase or decrease our stockholders’ equity by the amount of change in the estimated fair value of the available-for-sale securities, net of taxes.  The declines in market value could result in other-than-temporary impairments of these assets, which would lead to accounting charges that could have a material adverse effect on our net income and capital levels. Changes in interest rates can also have an adverse effect on our financial condition, as our available-for-sale securities are reported at their estimated fair value, and therefore are impacted by fluctuations in interest rates.

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

“Basel III” regulatory capital reforms and changes required by the Dodd-Frank Act were effective for us on January 1, 2015, and substantially amended the regulatory risk-based capital rules applicable to Northfield Bancorp, Inc. and Northfield Bank.  The new minimum capital requirements are: (i) a new common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 to risk-based assets capital ratio of 6% (increased from 4%); (iii) a total capital ratio of 8% (unchanged from current rules); and (iv) a Tier 1 leverage ratio of 4%. The final rule also establishes a “capital conservation buffer” of 2.5%, and will result in the following minimum ratios: (i) a common equity Tier 1 capital ratio of 7.0%, (ii) a Tier 1 to risk-based assets capital ratio of 8.5%, and (iii) a total capital ratio of 10.5%. The new capital conservation buffer requirement was phased in beginning January 1, 2016, at 0.625% of risk-weighted assets and increases each year until fully implemented at 2.5% on January 1, 2019. An institution will be subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations will establish a maximum percentage of eligible retained income that can be utilized for such actions.

We have analyzed the effects of these new capital requirements as if these new requirements had been in full effect as of December 31, 2016, and we believe that Northfield Bank and the Company meet all of these new requirements, including the full 2.5% capital conservation buffer.

The application of more stringent capital requirements, among other things, could result in lower returns on equity, require the raising of additional capital, and result in regulatory actions if we were to be unable to comply with such requirements.  Furthermore, the imposition of liquidity requirements in connection with the implementation of Basel III could result in our having to lengthen the term of our funding, restructure our business models, and/or increase our holdings of liquid assets.  Implementation of changes to asset risk weightings for risk-based capital calculations, items included or deducted in calculating regulatory capital and/or additional capital conservation buffers could result in management modifying its business strategy, and could limit our ability to make distributions, including paying out dividends or buying back shares.  Specifically, beginning in 2016, Northfield Bancorp Inc.’s ability to pay dividends will be limited if it does not have the capital conservation buffer required by the new capital rules, which may limit our ability to pay dividends to stockholders.  See “Item 1. Business - Supervision and Regulation.”

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

The Company operates from the Bank’s home office in Staten Island, New York, our corporate offices located at 581 Main Street, Woodbridge, New Jersey, and our additional 37 branch offices located in New York and New Jersey, and its lending office located in Brooklyn, New York.  Our branch offices are located in the New York counties of Richmond, and Kings and the New Jersey counties of Hunterdon, Mercer, Middlesex, and Union.  The net book value of our premises, land, and equipment was $26.9 million at December 31, 2016.

ITEM 3.	LEGAL PROCEEDINGS

In the normal course of business, we may be party to various outstanding legal proceedings and claims.  In the opinion of management, the consolidated financial statements will not be materially affected by the outcome of such legal proceedings and claims as of December 31, 2016.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Our shares of common stock are traded on the NASDAQ Global Select Market under the symbol “NFBK.”  The approximate number of holders of record of Northfield Bancorp, Inc.’s common stock as of February 28, 2017, was 4,449.  Certain shares of Northfield Bancorp, Inc. are held in “nominee” or “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number.  The following table presents quarterly market and dividend information for Northfield Bancorp, Inc. common stock for the years ended December 31, 2016 and 2015.  The following market information was provided by the NASDAQ Global Stock Market.

	High	Low	Dividends
Quarter ended December 31, 2016	$20.59	$14.88	$0.08
Quarter ended September 30, 2016	$16.28	$14.38	$0.08
Quarter ended June 30, 2016	$16.58	$14.31	$0.08
Quarter ended March 31, 2016	$16.68	$14.43	$0.07
Quarter ended December 31, 2015	$16.40	$14.71	$0.07
Quarter ended September 30, 2015	$15.86	$14.60	$0.07
Quarter ended June 30, 2015	$15.26	$14.32	$0.07
Quarter ended March 31, 2015	$14.90	$14.06	$0.07

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

The sources of funds for the payment of a cash dividend are interest, and principal payments on Northfield Bancorp, Inc.’s investments, including its loan to Northfield Bank’s Employee Stock Ownership Plan, and dividends from Northfield Bank.

For a discussion of Northfield Bank’s ability to pay dividends, see “Item 1. Business - Supervision and Regulation.”

Stock Performance Graph

Set forth below is a stock performance graph (Source: SNL Financial) comparing (a) the cumulative total return on the Northfield Bancorp, Inc.’s common stock for the period December 31, 2011, through December 31, 2016, (b) the cumulative total return of the stocks included in the NASDAQ Composite Index over such period, (c) the cumulative total return on stocks included in the NASDAQ Bank Index over such period, and, (d) the cumulative total return on stocks included in the SNL U.S. Thrift Index over such period. Cumulative return assumes the reinvestment of dividends, and is expressed in dollars based on an assumed investment of $100.

	As of
Index	12/31/2011	12/31/2012	12/31/2013	12/31/2014	12/31/2015	12/31/2016
Northfield Bancorp, Inc.	100.00	108.61	137.49	157.26	172.36	220.54
NASDAQ Composite Index	100.00	117.45	164.57	188.84	201.98	219.89
NASDAQ Bank Index	100.00	118.69	168.21	176.48	192.08	265.02
SNL U.S. Thrift Index	100.00	121.63	156.09	167.88	188.78	231.23

Issuer Purchases of Equity Securities

The following table shows the Company’s repurchases of its common stock for each calendar month in the three months ended December 31, 2016:

			Total Number of
			Shares Purchased	Maximum Number
	Total Number	Average	as Part of Publicly	of Shares that May Yet
	of Shares	Price Paid per	Announced Plans	Be Purchased Under
Period	Purchased(1)	Share	or Programs (2)	Plans or Programs (2)
October 1, 2016, through October 31, 2016	224	$16.04	—	—
November 1, 2016, through November 30, 2016	503	$18.21	—	—
December 1, 2016, through December 31, 2016	558	$18.70	—	—
Total	1,285	$18.04	—

(1) Share repurchases are due to net settlement arrangements whereby shares are withheld to pay taxes incurred upon exercise of options or upon vesting of restricted shares, or to pay the exercise price of the option.

(2) In 2014, the Company's Board of Directors revised its stock repurchase program to allow for the repurchase of a total of $170.0 million of the Company's common stock. On May 27, 2015, the Company’s Board of Directors authorized an increase of $15.0 million to its stock repurchase plan bringing the total authorized to $185.0 million at that date. The repurchase program permits shares to be repurchased in open market or private transactions, through block trades, and pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities and Exchange Commission. There were no shares remaining to be purchased at December 31, 2016, or December 31, 2015.

ITEM 6.	SELECTED FINANCIAL DATA

The summary information presented below at the dates or for each of the years presented is derived in part from our consolidated financial statements.  The following information is only a summary, and should be read in conjunction with our consolidated financial statements and notes included in this Annual Report:

	At December 31,
	2016	2015	2014	2013	2012
	(Dollars in thousands, except share data)
Selected Financial Condition Data:
Total assets	$3,850,094	$3,202,584	$3,020,869	$2,702,764	$2,813,201
Cash and cash equivalents	96,085	51,853	76,709	61,239	128,761
Trading securities	7,857	6,713	6,422	5,998	4,677
Securities available-for-sale, at estimated market value	498,897	541,595	771,239	937,085	1,275,631
Securities held-to-maturity	10,148	10,346	3,609	—	2,220
Loans held-for-sale (non-performing)	—	—	—	471	5,447
Loans held-for-investment:
PCI loans	30,498	33,115	44,816	59,468	75,349
Loans acquired	793,240	409,015	265,685	77,817	101,433
Originated loans, net	2,144,346	1,931,585	1,632,494	1,352,191	1,066,200
Loans held-for-investment, net	2,968,084	2,373,715	1,942,995	1,489,476	1,242,982
Allowance for loan losses	(24,595)	(24,770)	(26,292)	(26,037)	(26,424)
Net loans held-for-investment	2,943,489	2,348,945	1,916,703	1,463,439	1,216,558
Bank owned life insurance	148,047	132,782	129,015	125,113	93,042
FHLB of New York stock, at cost	25,123	25,803	29,219	17,516	12,550
Other real estate owned	850	45	752	634	870
Deposits	2,713,587	2,052,929	1,620,665	1,492,689	1,956,860
Borrowed funds	473,206	558,129	778,658	470,325	419,122
Total liabilities	3,228,898	2,642,805	2,426,941	1,986,656	2,398,328
Total stockholders’ equity	$621,196	$559,779	$593,928	$716,108	$414,873

	Years Ended December 31,
	2016	2015	2014	2013	2012
	(Dollars in thousands)
Selected Operating Data:
Interest income	$124,972	$101,758	$91,701	$92,470	$91,539
Interest expense	21,668	19,688	15,352	16,948	22,644
Net interest income before provision for loan losses	103,304	82,070	76,349	75,522	68,895
Provision for loan losses	635	353	645	1,927	3,536
Net interest income after provision for loan losses	102,669	81,717	75,704	73,595	65,359
Non-interest income	10,072	7,898	8,460	10,161	8,586
Non-interest expense	72,946	58,109	52,042	53,873	48,998
Income before income taxes	39,795	31,506	32,122	29,883	24,947
Income tax expense	13,665	11,975	11,856	10,736	8,916
Net income	$26,130	$19,531	$20,266	$19,147	$16,031
Net income per common share - basic	$0.59	$0.46	$0.41	$0.35	$0.30
Net income per common share - diluted	$0.57	$0.45	$0.41	$0.34	$0.29
Weighted average basic shares outstanding	44,374,389	42,285,712	49,006,129	54,637,680	54,339,467
Weighted average diluted shares outstanding	45,717,887	43,478,481	50,032,259	55,560,309	55,115,680

Note: Weighted average basic and diluted shares have been restated to reflect the completion of our second-step conversion on January 24, 2013, at an exchange ratio of 1.4029-to-one.

	At or For the Years Ended December 31,
	2016	2015	2014	2013	2012
Selected Financial Ratios and Other Data:
Performance Ratios:
Return on assets (ratio of net income to average total assets)(1)	0.70%	0.63%	0.73%	0.70%	0.65%
Return on equity (ratio of net income to average equity)(1)	4.26	3.41	3.07	2.70	4.08
Interest rate spread(2)	2.80	2.63	2.74	2.68	2.76
Net interest margin(3)	2.98	2.83	2.97	2.97	2.98
Dividend payout ratio(4)	53.86	62.38	63.57	140.28	10.74
Efficiency ratio(5) (6)	64.34	64.59	61.36	62.87	63.24
Non-interest expense to average total assets	1.95	1.86	1.88	1.97	1.99
Average interest-earning assets to average interest-bearing liabilities	128.68	129.12	139.12	142.73	122.83
Average equity to average total assets	16.44	18.32	23.75	25.90	15.94
Asset Quality Ratios:
Non-performing assets to total assets	0.21	0.28	0.51	0.68	1.30
Non-performing loans(7) to total loans(8)	0.25	0.37	0.75	1.19	2.86
Allowance for loan losses to non-performing loans held-for-investment(9)	333.23	280.78	180.29	150.23	87.73
Allowance for loan losses to total loans held-for-investment, net(10)	0.83	1.04	1.35	1.75	2.13
Allowance for loan losses to originated loans held-for-investment, net(11)	1.10	1.24	1.58	1.88	2.46
Capital Ratios(12):
Common equity Tier 1 capital (to risk-weighted assets)	17.75	20.19	NA	NA	NA
Total capital (to risk-weighted assets)	18.56	21.21	22.95	28.94	22.30
Tier I capital (to risk-weighted assets)	17.75	20.19	21.77	27.69	21.04
Tier I capital (to adjusted assets)	14.55	15.72	16.46	19.88	12.65
Other Data:
Number of full service offices	38	30	30	30	29
Full time equivalent employees	348	290	302	306	306

(1)
The year ended December 31, 2016, includes merger-related charges of $2.4 million, net of tax, associated with the acquisition of Hopewell Valley. The year ended December 31, 2015, includes merger-related charges of $574,000, net of tax, associated with the acquisition of Hopewell Valley and a $795,000 charge related to the write-down of deferred tax assets resulting from New York City tax reforms. The year ended December 31, 2014, includes a gain of $560,000, net of tax, related to the settlement of the former Flatbush Federal Savings & Loan Association pension plan and a charge of $570,000 related to the write-down of deferred tax assets resulting from New York State tax reforms.

(2)	The interest rate spread represents the difference between the weighted-average yield on interest earning assets and the weighted-average costs of interest-bearing liabilities.
(3)	The net interest margin represents net interest income as a percent of average interest-earning assets for the period.
(4)
Dividend payout ratio is calculated as total dividends declared for the year (excluding any dividends waived by Northfield Bancorp, MHC) divided by net income for the year. 2013 includes a special dividend of $0.25 per share.

(5)	The efficiency ratio represents non-interest expense divided by the sum of net interest income and non-interest income.
(6)
The year ended December 31, 2016, includes merger-related pre-tax charges of $4.0 million associated with the acquisition of Hopewell Valley. The year ended December 31, 2015, includes merger-related pre-tax charges of $672,000 associated with the acquisition of Hopewell Valley. The year ended December 31, 2014, includes a pre-tax gain of $937,000, related to the settlement of the former Flatbush Federal Savings & Loan Association pension plan.

(7)
Non-performing loans consist of non-accruing loans and loans 90 days or more past due and still accruing (excluding PCI loans), and are included in total loans held-for-investment, net, and non-performing loans held-for-sale.

(8)	Includes originated loans held-for-investment, PCI loans, acquired loans and non-performing loans held-for-sale.
(9)	Excludes non-performing loans held-for-sale, carried at lower of cost or estimated fair value, less costs to sell.
(10)	Includes PCI and acquired loans held-for-investment.
(11)	Excludes PCI loans, acquired loans held-for-investment and loans held-for-sale (and related allowance for loan losses).
(12)	Capital Ratios are presented for Northfield Bank only.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Consolidated Financial Statements of Northfield Bancorp, Inc. and the Notes thereto included elsewhere in this report (collectively, the “Financial Statements”).

Overview

On January 8, 2016, the Company completed its acquisition of Hopewell Valley Community Bank (“Hopewell Valley”), which, after purchase accounting adjustments, added $508.5 million to total assets, $342.6 million to loans, and $456.2 million to deposits, and nine branch offices in the Hunterdon and Mercer counties of New Jersey. Total consideration paid for Hopewell Valley was $55.4 million, consisting of $13.7 million in cash and 2,707,381 shares of common stock valued at $41.7 million based upon the $15.41 per share closing price of Northfield Bancorp, Inc.'s common stock on January 8, 2016.

Net income was $26.1 million, or $0.57 per diluted common share, and $19.5 million, or $0.45 per diluted common share, for the years ended December 31, 2016 and 2015, respectively. Net income for the year ended December 31, 2016, included merger-related expenses of $4.0 million ($2.4 million, after tax) associated with the Hopewell Valley acquisition. Net income for the year ended December 31, 2015, included merger-related expenses of $672,000 ($574,000, after tax) associated with the Hopewell Valley acquisition and a tax charge of $795,000 related to the write-down of deferred tax assets as a result of New York City tax reforms enacted in April 2015.

Our assets increased by $647.5 million, or 20.2%, to $3.85 billion at December 31, 2016, from $3.20 billion at December 31, 2015. The increase was primarily attributable to increases in loans held-for-investment, net, of $594.4 million, cash and cash equivalents of $44.2 million, goodwill of $22.3 million, and bank owned life insurance of $15.3 million. The increases were partially offset by a decrease in securities available-for-sale of $42.7 million. The overall increase in assets was primarily due to assets acquired from Hopewell Valley. Our liabilities increased by $586.1 million, or 22.2%, to $3.23 billion, at December 31, 2016, from $2.64 billion at December 31, 2015. The increase was primarily attributable to an increase in deposits of $660.7 million, partially offset by decreases in securities sold under agreements to repurchase of $55.0 million and other borrowings of $29.9 million. The increase in deposits was primarily due to $456.2 million of deposits acquired from Hopewell Valley.

Our stockholders’ equity increased by $61.4 million, or 11.0%, to $621.2 million at December 31, 2016, from $559.8 million at December 31, 2015. This increase was primarily due to common stock issued in conjunction with the Hopewell Valley transaction, which resulted in a $41.7 million increase in equity (discussed above) and net income of $26.1 million, partially offset by dividends payments of $14.1 million. To a lesser extent, the recognition of stock compensation expense associated with equity awards and the exercise of stock options, partially offset by an increase in unrealized losses on our securities-available-for sale portfolio, also contributed to the increase in equity.

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

Allowance for Loan Losses and Impaired Loans.  The allowance for loan losses is the estimated amount considered necessary to cover probable and reasonably estimable incurred losses inherent in the loan portfolio at the balance sheet date.  The allowance is established through the provision for loan losses that is charged against income.  In determining the allowance for loan losses, we make significant estimates and judgments.  The determination of the allowance for loan losses is considered a critical accounting policy by management because of the high degree of judgment involved, the subjectivity of the assumptions used, and the potential for changes in the economic environment that could result in changes to the amount of the recorded allowance for loan losses.

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

The analysis of the allowance for loan losses has a component for impaired loans held-for-investment and PCI loans, and a component for general loan losses.  Prior to December 31, 2016, we maintained an amount identified as the unallocated component within the allowance for loan losses related to indicators of loan losses not fully captured in other components of the allowance for loan losses methodology, as well as the inherent imprecision of the loss estimation process.  During the fourth quarter of 2016, the Company enhanced the allowance for loan losses qualitative framework to more fully capture the risks related to certain loan loss factors. These enhancements are meant to increase the level of precision in the allowance for loan losses.  As a result, the Company will no longer have an unallocated reserve in its allowance for loan losses, as the risks and uncertainties meant to be captured by the unallocated allowance have been included in the qualitative framework for the respective loan portfolios.

Management has defined an impaired loan (excluding PCI loans) to be a loan for which it is probable, based on current information, that we will not collect all amounts due in accordance with the contractual terms of the loan agreement.  We have defined the population of impaired loans to be all non-accrual loans with an outstanding balance of $500,000 or greater, and all loans identified as a TDR.  Impaired loans are individually assessed to determine that the loan’s carrying value is not in excess of the estimated fair value of the collateral (less cost to sell), if the loan is collateral dependent, or the present value of the expected future cash flows, if the loan is not collateral dependent. Management performs a detailed evaluation of each impaired loan and generally obtains updated appraisals as part of the evaluation.  In addition, management adjusts estimated fair values down to appropriately consider recent market conditions, our willingness to accept, when appropriate, a lower sales price to effect a quick sale, and costs to dispose of any supporting collateral.  Determining the estimated fair value of underlying collateral (and related costs to sell) can be difficult in illiquid real estate markets and is subject to significant assumptions and estimates.  Management employs an independent third-party expert in appraisal preparation and review to ascertain the reasonableness of all appraisals.  Projecting the expected cash flows under TDRs is inherently subjective and requires, among other things, an evaluation of the borrower’s current and projected financial condition.  Actual results may be significantly different than our projections, and our established allowance for loan losses on these loans, and could have a material effect on our financial results.

The second component of the allowance for loan losses is the general loss allocation.  This assessment excludes impaired, trouble-debt restructured, and PCI loans, with loans being placed into groups with similar risk characteristics, primarily loan type, loan-to-value (if collateral dependent) and internal credit risk rating.  We apply an estimated loss rate to each loan group.  The loss rates applied are based on our net loss experience (using appropriate look-back and loss emergence periods) as adjusted, if appropriate, for our qualitative assessment of factors which may not be fully captured in our historical quantitative net loss rates applied to:

•	changes in lending policies and procedures;

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

We have a concentration of loans secured by real property located in New York City, New Jersey, and, to a lesser extent, eastern Pennsylvania.  As a substantial amount of our loan portfolio is collateralized by real estate, appraisals of the underlying value of property securing loans are critical in determining the amount of the allowance required for specific loans. Assumptions for appraisal valuations are instrumental in determining the value of properties.  Overly optimistic assumptions or negative changes to assumptions could significantly impact the valuation of a property securing a loan and the related allowance determined.  The assumptions supporting such appraisals are reviewed by management and an independent third-party appraiser to determine that the resulting values reasonably reflect amounts realizable on the collateral.  Based on the composition of our loan portfolio, we believe the primary risks are increases in interest rates, a decline in the economy generally, or a decline in real estate market values in New York, or New Jersey, or eastern Pennsylvania.  Any one or a combination of these events may adversely affect our loan portfolio resulting in delinquencies, increased loan losses, and future loan loss provisions.

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

Goodwill and Other Intangibles.  We record all assets and liabilities in acquisitions, including goodwill and other intangible assets, at fair value as of the acquisition date, and expense all acquisition related costs as incurred.  Goodwill totaling $38.4 million at December 31, 2016, is not amortized but is subject to annual tests for impairment or more often if events or circumstances indicate it may be impaired.  Other intangible assets, such as core deposit intangibles, are amortized over their estimated useful lives and are subject to impairment tests if events or circumstances indicate a possible inability to realize the carrying amount. Such evaluation of other intangible assets is based on undiscounted cash flow projections. The initial recording of goodwill and other intangible assets requires subjective judgments concerning estimates of the fair value of the acquired assets and assumed liabilities.

The goodwill impairment analysis is generally a two-step test. However, under current accounting guidance, we first assess qualitative factors to determine whether it is necessary to perform the quantitative goodwill impairment test. We are not required to calculate the fair value of our reporting unit if, based on a qualitative assessment, we determine that it was more likely than not that the unit’s fair value was not less than its carrying amount. During 2016, we elected to perform step one of the two-step goodwill impairment test for our reporting unit, but may perform the optional quantitative assessment in future periods. The first step compares the fair value of the reporting unit with its carrying amount, including goodwill. If the fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired; however, if the carrying amount of the reporting unit exceeds its fair value, an additional step must be performed. That additional step compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. The implied fair value of goodwill is determined in a manner similar to the amount of goodwill calculated in a business combination, i.e., by measuring the excess of the estimated fair value of the reporting unit, as determined in the first step above, over the aggregate estimated fair values of the individual assets, liabilities, and identifiable intangibles, as if the reporting unit was being acquired in a business combination at the impairment test date. An impairment loss is recorded to the extent that the carrying amount of goodwill exceeds its implied fair value. The loss establishes a new basis in the goodwill and subsequent reversal of goodwill impairment losses are not permitted.

Securities Valuation and Impairment.  Our securities portfolio is comprised of mortgage-backed securities and, to a lesser extent, corporate bonds, municipal bonds, mutual funds and loan funds.  Our available-for-sale securities portfolio is carried at estimated fair value, with any unrealized gains or losses, net of taxes, reported as accumulated other comprehensive income or loss in stockholders’ equity.  Our trading securities portfolio is reported at estimated fair value.  Our held-to-maturity securities portfolio, consisting of debt securities for which we have a positive intent and ability to hold to maturity, is carried at amortized cost.  We conduct a quarterly review and evaluation of the available-for-sale and held-to-maturity securities portfolios to determine if the estimated fair value of any security has declined below its amortized cost, and whether such decline is other-than-temporary.  If such decline is deemed other-than-temporary, we adjust the cost basis of the security by writing down the security to estimated fair value through a charge to current period operations.  The estimated fair values of our securities are primarily affected by changes in interest rates, credit quality, and market liquidity.

Management is responsible for determining the estimated fair value of the securities in our portfolio.  In determining estimated fair values, each quarter management utilizes the services of an independent third-party service, recognized as a specialist in pricing securities.  The independent pricing service utilizes market prices of same or similar securities whenever such prices are available.  Prices involving distressed sellers are not utilized in determining fair value, if identifiable.  Where necessary, the independent third-party pricing service estimates fair value using models employing techniques such as discounted cash flow analyses.  The assumptions used in these models typically include assumptions for interest rates, credit losses, and prepayments, utilizing observable market data, where available.  Where the market price of the same or similar securities is not available, the valuation becomes more subjective and involves a high degree of judgment.  In addition, we compare securities prices to a second independent pricing service that is utilized as part of our asset liability risk management process and analyze significant anomalies in pricing including significant fluctuations, or lack thereof, in relation to other securities.  At December 31, 2016, and for each quarter end in 2016, all securities were priced by an independent third-party pricing service, and management made no adjustment to the prices received.

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

Comparison of Financial Condition at December 31, 2016 and 2015

Total assets increased $647.5 million, or 20.2%, to $3.85 billion at December 31, 2016, from $3.20 billion at December 31, 2015.  The increase was primarily attributable to increases in loans held-for-investment, net, of $594.4 million, cash and cash equivalents of $44.2 million, goodwill of $22.3 million, and bank owned life insurance of $15.3 million. The increases were partially offset by a decrease in securities available-for-sale of $42.7 million. The overall increase in assets was primarily due to assets acquired from the Hopewell Valley acquisition.

Total loans held-for-investment, net, increased $594.4 million to $2.97 billion at December 31, 2016, as compared to $2.37 billion at December 31, 2015. The increase was primarily attributable to the addition of $342.6 million of loans acquired from Hopewell Valley, three loan pool purchases totaling $165.9 million, which consisted of primarily multifamily loans, and, to a lesser extent, originated loan growth.

Originated loans held-for-investment, net, totaled $2.14 billion at December 31, 2016, as compared to $1.93 billion at December 31, 2015. The increase was primarily due to an increase in multifamily real estate loans of $187.9 million, or 14.2%, to $1.51 billion at December 31, 2016, from $1.32 billion at December 31, 2015. The following tables details our multifamily real estate originations for the years ended December 31, 2016 and 2015 (dollars in thousands):

Year ended December 31, 2016
Multifamily Originations	Weighted Average Interest Rate	Weighted Average Loan-to-Value Ratio	(F)ixed or (V)ariable	Weighted Average Months to Next Rate Change or Maturity for Fixed Rate Loans	Amortization Term
$312,716	3.41%	62%	V	80	30 Years
11,821	3.76%	40%	F	140	7- 20 Years
$324,537	3.42%	62%

Year ended December 31, 2015
Multifamily Originations	Weighted Average Interest Rate	Weighted Average Loan-to-Value Ratio	(F)ixed or (V)ariable	Weighted Average Months to Next Rate Change or Maturity for Fixed Rate Loans	Amortization Term
$394,694	3.37%	60%	V	75	15 to 30 Years
5,829	4.01%	26%	F	180	15 Years
$400,523	3.37%	59%

Acquired loans increased by $384.2 million to $793.2 million at December 31, 2016, from $409.0 million at December 31, 2015, due to $342.6 million of loans acquired from Hopewell Valley, and loan pool purchases totaling $165.9 million, which consisted primarily of multifamily loans, partially offset by paydowns. The following table provides the details of the loans purchased during the year ended December 31, 2016 (dollars in thousands):

The following table provides the details of the loans purchased during the year ended December 31, 2016 (dollars in thousands):

Amounts(1)(2)	Weighted Average Interest Rate(3)	Weighted Average Loan-to-Value Ratio	Weighted Average Months to Next Rate Change or Maturity for Fixed Rate Loans	(F)ixed or (V)ariable	Amortization Term
$27,415	3.98%	30%	120	F	30 Years
48,445	2.95%	53%	46	V	30 Years
82,242	2.93%	49%	33	V	30 Years
7,760	2.85%	66%	30	V	30 Years
$165,862	3.11%	45%
(1) At time of purchase
(2) Comprised of $153.2 million multifamily loans, $7.8 million commercial real estate loans, and $4.9 million one-to-four family residential loans
(3) Net of servicing fee retained by the originating bank
The properties securing the above loans are primarily located in New York State.

The following table provides the details of the one-to-four family residential real estate loans purchased during the year ended December 31, 2015 (dollars in thousands):

Amounts(1)	Weighted Average Interest Rate(2)	Weighted Average Loan-to-Value Ratio	Weighted Average Months to Next Rate Change	Amortization Term	Amortization Type
$49,345	2.49%	62%	44	30 Years	Fully amortizing
78,086	2.38%	59%	35	20 Years(3)	Delayed amortizing
$127,431	2.42%	60%
(1) At time of purchase
(2) Net of servicing fee
(3) 20 years of amortization begins after an interest-only period for the first 10 years
The weighted average coupon of 2.42% noted in the above table is net of the servicing fee retained by the originating bank.  Of the total loans purchased in the table above, $78.1 million, or 61%, are interest-only for the first 10 years and will re-price in less than five years at one month LIBOR plus a weighted average margin of 1.6%; a floor rate also is included in the terms.  The remainders of the loan pools are scheduled to make principal and interest payments and will re-price in less than five years at one month LIBOR plus a weighted average margin of 1.9%, also with a floor rate included in the terms.  The properties securing the loans are located (by state) as follows: 62.5% in New York, 22.2% in Massachusetts, and 15.3% in other states.

The multifamily loans purchased in 2015 had a weighted average interest rate of 3.37%, a weighted average loan-to-value ratio of 41.1%, and an amortization term of 10 to 15 years at time of purchase. The loans are secured by properties located in New York State.

Purchased credit-impaired (PCI) loans totaled $30.5 million at December 31, 2016, as compared to $33.1 million at December 31, 2015, and included $4.8 million of PCI loans acquired as part of the Hopewell Valley acquisition. The remaining $25.7 million of PCI loans were primarily acquired as part of a transaction with the Federal Deposit Insurance Corporation. The Company accreted interest income of $5.2 million for the year ended December 31, 2016, as compared to $4.5 million for the year ended December 31, 2015.

Cash and cash equivalents increased by $44.2 million, or 85.3%, to $96.1 million at December 31, 2016, from $51.9 million at December 31, 2015, due in part to $55.5 million of cash and cash equivalents acquired in the Hopewell transaction. Balances fluctuate based on the timing of receipt of security and loan repayments and the redeployment of cash into higher-yielding assets, or the funding of deposit or borrowing obligations.

The securities available-for-sale portfolio totaled $498.9 million at December 31, 2016, compared to $541.6 million at December 31, 2015. At December 31, 2016, $448.8 million of the portfolio consisted of residential mortgage-backed securities issued or guaranteed by Fannie Mae, Freddie Mac, or Ginnie Mae. In addition, the Company held $45.2 million in corporate bonds, all of which were considered investment grade at December 31, 2016, and other securities of $4.9 million (including $1.2 million of equity investments in mutual funds). The effective duration of the securities portfolio at December 31, 2016 was 3.96 years.

Bank owned life insurance increased $15.3 million, or 11.5%, to $148.0 million at December 31, 2016, from $132.8 million at December 31, 2015. The increase was primarily due to $11.3 million of bank owned life insurance acquired from Hopewell Valley, as well as income earned on bank owned life insurance for the year ended December 31, 2016.

Goodwill increased $22.3 million, or 137.7%, to $38.4 million at December 31, 2016, from $16.2 million at December 31, 2015, due to goodwill arising on the Hopewell Valley acquisition.

Total liabilities increased $586.1 million, or 22.2%, to $3.23 billion at December 31, 2016, from $2.64 billion at December 31, 2015.  The increase was primarily attributable to an increase in deposits of $660.7 million, partially offset by decreases in securities sold under agreements to repurchase of $55.0 million and other borrowings of $29.9 million due to a shift in our balance sheet funding strategy. The increase in deposits was primarily due to $456.2 million of deposits acquired from Hopewell Valley.

Deposits increased $660.7 million, or 32.2%, to $2.71 billion at December 31, 2016, from $2.05 billion at December 31, 2015. The increase was attributable to increases of $377.0 million in transaction accounts, $270.5 million in money market accounts, and $36.2 million in certificate of deposit accounts, partially offset by a decrease in savings accounts of $23.1 million.

Borrowings, consisting primarily of FHLB advances and repurchase agreements, decreased by $84.9 million, or 15.2%, to $473.2 million at December 31, 2016, from $558.1 million at December 31, 2015. Management utilizes borrowings to mitigate interest rate risk, for short-term liquidity to fund loan growth, and to a lesser extent as part of leverage strategies. The growth in deposits enabled the Company to reduce its borrowings in 2016.

Total stockholders’ equity increased by $61.4 million to $621.2 million at December 31, 2016, from $559.8 million at December 31, 2015. This increase was primarily due to common stock issued in conjunction with the Hopewell Valley transaction, which resulted in a $41.7 million increase in equity, and net income of $26.1 million, partially offset by dividends payments of $14.1 million. To a lesser extent, the recognition of stock compensation expense associated with equity awards and the exercise of stock options, partially offset by an increase in unrealized losses on our securities-available-for sale portfolio, also contributed to the increase in equity.

Comparison of Operating Results for the Years Ended December 31, 2016 and 2015

Net Income.  Net income was $26.1 million and $19.5 million for the years ended December 31, 2016 and 2015, respectively. Net income for the year ended December 31, 2016, included merger-related expenses of $4.0 million ($2.4 million, after tax), associated with the acquisition of Hopewell Valley. Net income for the year ended December 31, 2015, included merger-related expenses of $672,000 ($574,000, after tax), associated with the acquisition of Hopewell Valley and a tax charge of $795,000 related to the write-down of deferred tax assets as a result of New York City tax reforms enacted in April 2015. Other significant variances from the prior year are as follows: a $21.2 million increase in net interest income, a $2.2 million increase in non-interest income, a $14.8 million increase in non-interest expense, and a $1.7 million increase in income tax expense.

Interest Income.  Interest income increased by $23.2 million, or 22.8%, to $125.0 million for the year ended December 31, 2016, as compared to $101.8 million for the year ended December 31, 2015, due to an increase in the average balance of interest-earning assets of $561.0 million, or 19.3%, and a 10 basis point increase in the yields earned to 3.61% from 3.51% for the prior year. The increase in the average balance of interest-earning assets was primarily attributable to an increase in average loans of $632.3 million, partially offset by a decrease in average mortgage-backed securities of $95.3 million. The increase in average loan balances was largely due to $342.6 million of loans added through the Hopewell Valley acquisition, $165.9 million in loan pool purchases of primarily multifamily loans, and, to a lesser extent, originated loan growth. The Company accreted interest income related to its PCI loans of $5.2 million for the year ended December 31, 2016, as compared to $4.5 million for the year ended December 31, 2015. Interest income for the year ended December 31, 2016, included loan prepayment income of $1.9 million, compared to $2.1 million for the year ended December 31, 2015.

Interest Expense.  Interest expense increased $2.0 million, or 10.1%, to $21.7 million for the year ended December 31, 2016, from $19.7 million for the year ended December 31, 2015.  The increase was due to an increase of $3.9 million in interest expense on deposits, partially offset by a decrease of $1.9 million in interest expense on borrowings. The increase in interest expense on deposits was attributable to an increase in the average balance of interest-bearing deposits of $546.7 million, or 33.1%, to $2.20 billion for the year ended December 31, 2016, from $1.65 billion for the year ended December 31, 2015, and a two basis point increase in the cost of interest-bearing deposits to 0.65% from 0.63%. The decrease in interest expense on borrowings was attributable to a decrease in the average balance of borrowings of $103.1 million and a six basis point decrease in borrowing costs from 1.56% at December 31, 2015, to 1.50% at December 31, 2016.

Net Interest Income.  Net interest income for the year ended December 31, 2016, increased $21.2 million, or 25.9%, to $103.3 million, from $82.1 million for the prior year, primarily due to a $561.0 million, or 19.3%, increase in our average interest-earning assets and a 15 basis point increase in our net interest margin to 2.98%. Yields earned on interest-earning assets increased 10 basis points to 3.61% for the year ended December 31, 2016, from 3.51% for the year ended December 31, 2015. The cost of interest-bearing liabilities decreased eight basis points to 0.80% for the year ended December 31, 2016, as compared to 0.88% for the prior year.

Provision for Loan Losses. The provision for loan losses increased $282,000 to $635,000 for the year ended December 31, 2016, from $353,000 for the year ended December 31, 2015, primarily due to growth of the originated loan portfolio, partially offset by an improvement in asset quality indicators, including declines in non-performing and delinquent loans, and lower net charge-offs. Acquired loans, including those acquired from Hopewell Valley, are valued at estimated fair value on the date of acquisition, with no related allowance for loan losses. Net charge-offs were $810,000 for the year ended December 31, 2016, compared to net charge-offs of $1.9 million for the year ended December 31, 2015.

Non-interest Income.    Non-interest income increased $2.2 million, or 27.5%, to $10.1 million for the year ended December 31, 2016, from $7.9 million for the year ended December 31, 2015, primarily due to increases in fees and service charges for customer services of $989,000, income on bank owned life insurance of $231,000, and gains on securities transactions, net, of $1.2 million. These increases were partially offset by a decrease in other income of $198,000, primarily related to realized gains on sales of other real estate owned properties during 2015. Securities gains, net, in 2016 included gains of $507,000, net, related to the Company’s trading portfolio, while 2015 results included losses of $396,000 related to the Company’s trading portfolio. The trading portfolio is utilized to fund the Company’s deferred compensation obligation to certain employees and directors of the Company's deferred compensation plan (the “Plan”). The participants of this Plan, at their election, defer a portion of their compensation. Gains and losses on trading securities have no effect on net income since participants benefit from, and bear the full risk of, changes in the trading securities market values. Therefore, the Company records an equal and offsetting amount in compensation expense, reflecting the change in the Company’s obligations under the Plan.

Non-interest Expense.   Non-interest expense increased $14.8 million, or 25.5%, to $72.9 million for the year ended December 31, 2016, from $58.1 million for the year ended December 31, 2015, primarily due to: (1) a $10.0 million increase in compensation and employee benefits largely driven by increased salary and benefit expense attributable to the addition of Hopewell Valley employees and general merit-related salary increases effective January 1, 2016, charges of $2.4 million related to severance, retention, and change-in-control compensation associated with the Hopewell Valley acquisition, and an increase in stock compensation expense related to the 2014 Equity Incentive Plan; (2) a $1.4 million increase in occupancy expense due to the addition of nine Hopewell Valley branches; (3) a $2.3 million increase in data processing costs, of which approximately $1.1 million was due to conversion costs associated with the Hopewell Valley acquisition; (4) an increase in professional fees of $424,000; and (5) an $832,000 increase in other expense, primarily due to increases in core deposit premium amortization, advertising costs, and general office expenses related to the Hopewell Valley acquisition.

Income Tax Expense.  The Company recorded income tax expense of $13.7 million for the year ended December 31, 2016, compared to $12.0 million for the year ended December 31, 2015. The effective tax rate for the year ended December 31, 2016, was 34.3% compared to 38.0% for the year ended December 31, 2015. Income tax expense for the year ended December 31, 2016, included $211,000 in non-deductible merger related expenses. Income tax expense for the year ended December 31, 2015, included a deferred tax asset write-down of $795,000 related to New York City tax reforms enacted in April 2015 and $574,000 in non-deductible merger related expenses.

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

	For the Years Ended December 31,
	2016			2015			2014
	Average Outstanding Balance	Interest	Average Yield/ Rate	Average Outstanding Balance	Interest	Average Yield/ Rate	Average Outstanding Balance	Interest	Average Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Loans (1)	$2,781,336	$111,776	4.02%	$2,149,011	$87,179	4.06%	$1,628,325	$73,407	4.51%
Mortgage-backed securities (2)	525,355	10,832	2.06%	620,653	12,982	2.09%	797,146	16,861	2.12%
Other securities(2)	57,240	908	1.59%	42,017	328	0.78%	79,879	604	0.76%
FHLB of New York stock	25,405	1,171	4.61%	25,484	1,149	4.51%	21,349	772	3.62%
Interest-earning deposits	74,892	285	0.38%	66,017	120	0.18%	41,373	57	0.14%
Total interest-earning assets	3,464,228	124,972	3.61%	2,903,182	101,758	3.51%	2,568,072	91,701	3.57
Non-interest-earning assets	268,154			219,566			207,490
Total assets	$3,732,382			$3,122,748			$2,775,562
Interest-bearing liabilities:
Savings, NOW, and money market accounts	$1,619,250	7,758	0.48%	$1,140,508	4,957	0.43%	$950,234	2,211	0.23%
Certificates of deposit	580,973	6,529	1.12%	512,977	5,466	1.07%	306,803	3,180	1.04%
Total interest-bearing deposits	2,200,223	14,287	0.65%	1,653,485	10,423	0.63%	1,257,037	5,391	0.43%
Borrowings	491,802	7,381	1.50%	594,926	9,265	1.56%	588,890	9,961	1.69%
Total interest-bearing liabilities	2,692,025	21,668	0.80%	2,248,411	19,688	0.88%	1,845,927	15,352	0.83%
Non-interest-bearing deposits	372,946			262,318			236,425
Accrued expenses and other liabilities	53,808			39,936			33,911
Total liabilities	3,118,779			2,550,665			2,116,263
Stockholders’ equity	613,603			572,083			659,299
Total liabilities and stockholders’ equity	$3,732,382			$3,122,748			$2,775,562
Net interest income		$103,304			$82,070			$76,349
Net interest rate spread (3)			2.81%			2.63%			2.74%
Net interest-earning assets (4)	$772,203			$654,771			$722,145
Net interest margin (5)			2.98%			2.83%			2.97%
Average interest-earning assets to interest-bearing liabilities			128.68%			129.12%			139.12%

(1)	Includes non-accruing loans.
(2)	Securities available-for-sale are reported at amortized cost.
(3)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(4)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(5)	Net interest margin represents net interest income divided by average total interest-earning assets.

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

	Year Ended December 31,			Year Ended December 31,
	2016 vs. 2015			2015 vs. 2014
			Total			Total
	Increase (Decrease) Due to		Increase	Increase (Decrease) Due to		Increase
	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)
	(Dollars in thousands)
Interest-earning assets:
Loans	$25,404	$(807)	$24,597	$20,051	$(6,279)	$13,772
Mortgage-backed securities	(1,967)	(183)	(2,150)	(3,694)	(185)	(3,879)
Other securities	151	429	580	(296)	20	(276)
FHLB of New York stock	(4)	26	22	166	211	377
Interest-earning deposits	18	147	165	41	22	63
Total interest-earning assets	23,602	(388)	23,214	16,268	(6,211)	10,057
Interest-bearing liabilities:
Savings, NOW and money market accounts	2,252	549	2,801	504	2,242	2,746
Certificates of deposit	753	310	1,063	2,205	81	2,286
Total deposits	3,005	859	3,864	2,709	2,323	5,032
Borrowings	(1,558)	(326)	(1,884)	105	(801)	(696)
Total interest-bearing liabilities	1,447	533	1,980	2,814	1,522	4,336
Change in net interest income	$22,155	$(921)	$21,234	$13,454	$(7,733)	$5,721

Asset Quality

Purchased Credit-Impaired Loans

PCI loans are recorded at estimated fair value using discounted expected future cash flows deemed to be collectible on the date acquired. Based on its detailed review of PCI loans and experience in loan workouts, management believes it has a reasonable expectation about the amount and timing of future cash flows and accordingly has classified PCI loans ($30.5 million at December 31, 2016) as accruing, even though they may be contractually past due.  At December 31, 2016, 6.6% of PCI loans were past due 30 to 89 days, and 19.3% were past due 90 days or more, as compared to 7.9% and 21.4%, respectively, at December 31, 2015.

Originated and Acquired Loan

The discussion that follows includes originated and acquired loans, both held-for-investment and held-for-sale.

General.  Maintaining loan quality historically has been, and will continue to be, a key element of our business strategy.  We employ conservative underwriting standards for new loan originations and maintain sound credit administration practices while the loans are outstanding.  In addition, substantially all of our loans are secured, predominantly by real estate. At December 31, 2016, our non-performing loans totaled $7.4 million, or 0.25%, of total loans held-for-investment.  At the same time, net charge-offs have remained low at 0.03% of average loans outstanding for the year ended December 31, 2016, as compared to 0.09% for the year ended December 31, 2015, and 0.02% for the year ended December 31, 2014.

Non-performing Assets and Delinquent Loans.  The following table details non-performing assets at December 31, 2016 and 2015 (in thousands):

	December 31,
	2016	2015
Non-accrual loans:
Held-for-investment(1)	$5,540	$4,456
Non-accruing loans subject to restructuring agreements:
Held-for-investment	1,781	4,351
Total non-accruing loans	7,321	8,807
Loans 90 days or more past due and still accruing:
Held-for-investment	60	15
Total non-performing loans	7,381	8,822
Other real estate owned	850	45
Total non-performing assets	$8,231	$8,867
Loans subject to restructuring agreements and still accruing	$20,628	$22,284
Accruing loans 30 to 89 days delinquent	$10,100	$21,620

The following table details non-performing loans by loan type at December 31, 2016 and 2015 (in thousands):

	December 31,
	2016	2015
Non-accrual loans:
Real estate loans:
Commercial(1)	$5,513	$5,232
One-to-four family residential	1,629	2,574
Construction and land	—	113
Multifamily	43	559
Home equity and lines of credit	127	329
Commercial and industrial	9	—
Total non-accrual loans:	7,321	8,807
Loans delinquent 90 days or more and still accruing:
Real estate loans:
One-to-four family residential	52	—
Home equity and lines of credit	8	—
Commercial and industrial	—	15
Total loans delinquent 90 days or more and still accruing	60	15
Total non-performing loans	$7,381	$8,822
(1) Included in non-accrual commercial real estate loans is a loan with a balance of approximately $3.3 million at December 31, 2016, which was partially paid off in January 2017, from the sale of one of the properties collateralizing the loan, totaling approximately $3.1 million. No impairment reserve was required on this loan as of December 31, 2016.

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

 The following table sets forth the total amounts of delinquencies for accruing loans that were 30 to 89 days past due by type and by amount at the dates indicated (in thousands):

	December 31,
	2016	2015
Real estate loans:
Commercial	$4,578	$13,957
One-to-four family residential	3,621	4,209
Multifamily	1,440	2,965
Home equity and lines of credit	263	374
Commercial and industrial loans	148	104
Other loans	50	11
	$10,100	$21,620

The decrease in the delinquent loans was due in part to one commercial real estate loan with a balance of $5.6 million at December 31, 2015, that was 31 days delinquent and became current during the first quarter of 2016. This loan had a balance of $5.5 million at December 31, 2016, is classified as an accruing TDR, and is adequately covered by collateral with a recent appraised value of $9.3 million.

Included in non-accruing loans are loans subject to restructuring agreements totaling $1.8 million and $4.4 million at December 31, 2016, and December 31, 2015, respectively.  At December 31, 2016, $1.4 million, or 76.4%, of the $1.8 million of loans subject to restructuring agreements were not performing in accordance with their restructured terms as compared to $2.3 million, or 53.2%, of the $4.4 million at December 31, 2015.  Three separate relationships account for the loans not performing in accordance with their restructured terms at December 31, 2016. These loans are primarily collateralized by real estate with an aggregate estimated fair value of $1.4 million.

The Company also holds loans subject to restructuring agreements that are on accrual status, which totaled $20.6 million and $22.3 million at December 31, 2016, and December 31, 2015, respectively.  At December 31, 2016, all of the accruing TDR loans totaling $20.6 million were performing in accordance with their restructured terms as compared to $7.2 million, or 32.3% of the $22.3 million at December 31, 2015 which were not performing in accordance with their restructured terms. Generally, the types of concessions that we make to troubled borrowers include both temporary and permanent reductions to interest rates, extensions of payment terms, and, to a lesser extent, forgiveness of principal and interest.

The table below sets forth the amounts and categories of the TDRs as of December 31, 2016, and December 31, 2015 (in thousands):

	At December 31,
	2016		2015
	Non-Accruing	Accruing	Non-Accruing	Accruing
Real estate loans:
Commercial	$1,000	$15,828	$2,657	$17,885
One-to-four family residential	783	2,835	1,694	2,053
Multifamily	—	1,527	—	1,876
Home equity and lines of credit	—	336	—	354
Commercial and industrial loans	—	102	—	116
	$1,783	$20,628	$4,351	$22,284

Allowance for loan losses.    The allowance for loan losses to non-performing loans (held-for-investment) increased from 280.78% at December 31, 2015, to 333.23% at December 31, 2016.  This increase was primarily attributable to a decrease in non-performing loans of $1.4 million, from $8.8 million at December 31, 2015, to $7.4 million at December 31, 2016.  All of the appraisals utilized for our impairment analysis at December 31, 2016, were completed within the last 12 months. Generally, non-performing loans are charged down to the appraised value of collateral less costs to sell, which reduces the ratio of the allowance for loan losses to non-performing loans.  Downward adjustments to appraisal values, primarily to reflect “quick sale” discounts, are generally recorded as specific reserves within the allowance for loan losses.

The allowance for loan losses to originated loans held-for-investment, net, decreased to 1.10% at December 31, 2016, from 1.24% at December 31, 2015.  The decrease was primarily attributable to growth in the originated portfolio from $1.93 billion at December 31, 2015, to $2.14 billion at December 31, 2016, whereas the allowance for loan losses decreased slightly. The decrease in the Company's allowance for loan losses during the year was primarily attributable to continued improvement in asset quality indicators, including declines in non-performing and delinquent loans, lower net charge-offs and a decrease in the number of impaired loans. Net charge-offs were $810,000 and $1.9 million for the years ended December 31, 2016 and 2015, respectively, compared to a provision of $635,000 and $353,000 for the years ended December 31, 2016 and 2015, respectively.

Specific reserves on impaired loans decreased $561,000, or 63.1%, from $889,000, at December 31, 2015, to $328,000 at December 31, 2016. The decrease was primarily due to fewer impaired loans at December 31, 2016. At December 31, 2016, the Company had 36 loans classified as impaired and recorded $328,000 of specific reserves on 13 of the 36 impaired loans.  At December 31, 2015, the Company had 42 loans classified as impaired and recorded $889,000 of specific reserves on 22 of the 42 impaired loans.

The following table sets forth activity in our allowance for loan losses, by loan type, at December 31, for the years indicated (in thousands):

	Real estate loans
	Commercial	One-to-four Family Residential	Construction and Land	Multifamily	Home Equity and Lines of Credit	Commercial and Industrial	Insurance Premium Loans	Other	PCI	Acquired	Unallocated	Total Allowance for Loan Losses
2013	$12,619	$875	$205	$9,374	$860	$425	$—	$67	$588	$—	$1,024	$26,037
Provision for loan losses	(3,279)	134	(185)	2,817	530	543	—	26	(188)	62	185	645
Recoveries	72	—	246	35	—	8	—	41	—		—	402
Charge-offs	(103)	(58)	—	(7)	(489)	(135)	—	—	—		—	(792)
2014	9,309	951	266	12,219	901	841	—	134	400	62	1,209	26,292
Provision for loan losses	(774)	93	(5)	263	(33)	484	—	5	383	53	(116)	353
Recoveries	2	20	—	25	42	34	—	17	—	—	—	140
Charge-offs	(1,431)	(277)	—	(120)	(115)	(71)	—	(1)	—	—	—	(2,015)
2015	7,106	787	261	12,387	795	1,288	—	155	783	115	1,093	24,770
Provision for loan losses	(1,217)	(105)	(89)	2,843	(209)	494	—	(62)	113	(40)	(1,093)	635
Recoveries	181	2	—	—	2	4	—	5	—	—	—	194
Charge-offs	(638)	(20)	—	(278)	—	(66)	—	(2)	—	—	—	(1,004)
2016	$5,432	$664	$172	$14,952	$588	$1,720	$—	$96	$896	$75	$—	$24,595

During the year ended December 31, 2016, the Company recorded net charge-offs of $810,000, a decrease of $1.1 million, as compared to net charge-offs of $1.9 million for the year ended December 31, 2015.  The decrease in net charge-offs was primarily attributable to a $972,000 decrease in net charge-offs related to commercial real estate loans and a $239,000 decrease in net charge-offs related to one-to-four family real estate loans. Net charge-offs in 2015 included $1.2 million for commercial real estate loans related to five previously impaired loans to one borrower that were restructured and subsequently sold during 2015. The allowance for loan losses related to multifamily real estate loans and commercial and industrial loans increased due to growth in the portfolios. In addition, as a result of continued improvement in asset quality indicators, including declines in non-performing and delinquent loans, and lower net charge-offs, the allowance for loan losses in most of the other loan categories decreased in 2016 as compared to 2015. The increase in the allowance for PCI loans was attributable to the annual recasting of PCI cash flows. Prior to December 31, 2016, we maintained an amount identified as the unallocated component within the allowance for loan losses related to indicators of loan losses not fully captured in other components of the allowance for loan losses methodology, as well as the inherent imprecision of the loss estimation process.  During the fourth quarter of 2016, the Company enhanced the allowance for loan losses qualitative framework to more fully capture the risks related to certain loan loss factors. These enhancements are meant to increase the level of precision in the allowance for loan losses.  As a result, the Company will no longer have an unallocated reserve in its allowance for loan losses, as the risks and uncertainties meant to be captured by the unallocated allowance have been included in the qualitative framework for the respective loan portfolios.

Management of Market Risk

General.  A majority of our assets and liabilities are monetary in nature. Consequently, our most significant form of market risk is interest rate risk. Our assets, consisting primarily of mortgage-related securities and loans, generally have longer maturities than our liabilities, which consist primarily of deposits and wholesale borrowings. As a result, a principal part of our business strategy involves managing interest rate risk and limiting the exposure of our net interest income to changes in market interest rates. Accordingly, our board of directors has established a management risk committee, comprised of our Chief Investment Officer, who chairs this Committee, our Chief Executive Officer, our President/Chief Operating Officer, our Chief Financial Officer, our Chief Lending Officer, and our Executive Vice President of Operations. This committee is responsible for, among other things, evaluating the interest rate risk inherent in our assets and liabilities, for recommending to the risk management committee of our board of directors the level of risk that is appropriate given our business strategy, operating environment, capital, liquidity and performance objectives, and for managing this risk consistent with the guidelines approved by the board of directors.

We seek to manage our interest rate risk in order to minimize the exposure of our earnings and capital to changes in interest rates.  As part of our ongoing asset-liability management, we currently use the following strategies to manage our interest rate risk:

•
originating multifamily loans and commercial real estate loans that generally have shorter maturities than one-to-four family residential real estate loans and have higher interest rates that generally reset from five to ten years;

•	investing in shorter-term investment grade corporate securities and mortgage-backed securities; and

•	obtaining general financing through lower-cost core deposits and longer-term FHLB advances and repurchase agreements.

Shortening the average term of our interest-earning assets by increasing our investments in shorter-term assets, as well as originating loans with variable interest rates, helps to match the maturities and interest rates of our assets and liabilities better, thereby reducing the exposure of our net interest income to changes in market interest rates.

Net Portfolio Value Analysis.  We compute amounts by which the net present value of our assets and liabilities (net portfolio value or “NPV”) would change in the event market interest rates changed over an assumed range of rates.  Our simulation model uses a discounted cash flow analysis to measure the interest rate sensitivity of NPV.  Depending on current market interest rates, we estimate the economic value of these assets and liabilities under the assumption that interest rates experience an instantaneous and sustained increase of 100, 200, 300, or 400 basis points, or a decrease of 100 and 200 basis points.  A basis point equals one-hundredth of one percent, and 100 basis points equals one percent.  An increase in interest rates from 3% to 4% would mean, for example, a 100 basis point increase in the “Change in Interest Rates” column below.

Net Interest Income Analysis.  In addition to NPV calculations, we analyze our sensitivity to changes in interest rates through our net interest income model.  Net interest income is the difference between the interest income we earn on our interest-earning assets, such as loans and securities, and the interest we pay on our interest-bearing liabilities, such as deposits and borrowings.  In our model, we estimate what our net interest income would be for a twelve-month period.  Depending on current market interest rates we then calculate what the net interest income would be for the same period under the assumption that interest rates experience an instantaneous and sustained increase or decrease of 100, 200, 300, or 400 basis points, or a decrease of 100 and 200 basis points.

The following table sets forth, as of December 31, 2016, our calculation of the estimated changes in our NPV, NPV ratio, and percent change in net interest income that would result from the designated instantaneous and sustained changes in interest rates (dollars in thousands).  Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments and deposit repricing characteristics including decay rates, and correlations to movements in interest rates, and should not be relied on as indicative of actual results.

	NPV at December 31, 2016
Change in Interest Rates (basis points)	Estimated Present Value of Assets	Estimated Present Value of Liabilities	Estimated NPV	Estimated Change In NPV	Estimated Change in NPV %	Estimated NPV/Present Value of Assets Ratio	Net Interest Income Percent Change
400	$3,453,451	$2,884,031	$569,420	$(200,567)	(26.05)%	16.49%	(15.85)%
300	3,551,355	2,936,326	615,029	(154,958)	(20.12)%	17.32%	(11.67)%
200	3,657,218	2,990,913	666,305	(103,682)	(13.47)%	18.22%	(7.53)%
100	3,765,179	3,047,933	717,246	(52,741)	(6.85)%	19.05%	(3.68)%
—	3,877,525	3,107,538	769,987	—	—%	19.86%	—%
(100)	4,011,261	3,171,899	839,362	69,375	9.01%	20.93%	1.10%
(200)	4,179,973	3,227,571	952,402	182,415	23.69%	22.78%	(1.89)%
.

(1)	Assumes an instantaneous and sustained uniform change in interest rates at all maturities.
(2)	NPV includes non-interest earning assets and liabilities.

The table above indicates that at December 31, 2016, in the event of a 200 basis point decrease in interest rates, we would experience a 23.7% increase in estimated net portfolio value and a 1.9% decrease in net interest income.  In the event of a 400 basis point increase in interest rates, we would experience a 26.0% decrease in net portfolio value and a 15.9% decrease in net interest income.  Our policies provide that, in the event of a 200 basis point decrease or less in interest rates, our net present value ratio should decrease by no more than 300 basis points, or 10%, and in the event of a 400 basis point increase or less, our net present value should decrease by no more than 475 basis points, or 35%. In the event of a 200 basis point decrease or less, our projected net interest income should decrease by no more than 10% in year one, and in the event of a 400 basis point increase or less, our projected net interest income should decrease by no more than 30% in year one. However, when the federal funds rate is low and negative rate shocks do not produce meaningful results, management may temporarily suspend use of guidelines for negative rate shocks. At December 31, 2016, we were in compliance with all board approved policies with respect to interest rate risk management.

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

Liquidity and Capital Resources

Liquidity is the ability to fund assets and meet obligations as they come due.  Our primary sources of funds consist of deposit inflows, loan repayments, borrowings through repurchase agreements and advances from money center banks and the FHLB of New York, and repayments, maturities and sales of securities.  While maturities and scheduled amortization of loans and securities are reasonably predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions, and competition.  Our board risk committee is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and withdrawals of deposits by our customers as well as unanticipated contingencies.  We seek to maintain a ratio of liquid assets (not subject to pledge or encumbered) as a percentage of deposits and borrowings of 35% or greater.  At December 31, 2016, this ratio was 46.17%.  We believe that we had sufficient sources of liquidity to satisfy our short- and long-term liquidity needs at December 31, 2016.

We regularly adjust our investments in liquid assets based on our assessment of:

•	expected loan demand;

•	expected deposit flows;

•	yields available on interest-earning deposits and securities; and

•	the objectives of our asset/liability management program.

Our most liquid assets are cash and cash equivalents, corporate bonds, and unpledged mortgage-related securities issued or guaranteed by the U.S. Government, Fannie Mae, or Freddie Mac, that we can either borrow against or sell.  We also have the ability to surrender bank-owned life insurance contracts.  The surrender of these contracts would subject the Company to income taxes and penalties for increases in the cash surrender values over the original premium payments.

The Company had the following primary sources of liquidity at December 31, 2016 (in thousands):

Cash and cash equivalents	$96,085
Corporate bonds	45,159
Unpledged multifamily loans	798,600
Unpledged mortgage-backed securities (Issued or guaranteed by the U.S. Government, Fannie Mae, or Freddie Mac)	123,000

At December 31, 2016, we had $46.1 million in outstanding loan commitments.  In addition, we had $78.8 million in unused lines of credit to borrowers. Certificates of deposit due within one year of December 31, 2016, totaled $237.7 million, or 8.8% of total deposits.  If these deposits do not remain with us, we will be required to seek other sources of funds, including loan sales, securities sales, other deposit products, including replacement certificates of deposit, securities sold under agreements to repurchase (repurchase agreements), and advances from the FHLB of New York and other borrowing sources.  Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on December 31, 2016.  Based on experience, we believe that a significant portion of such deposits will remain with us, and we have the ability to attract and retain deposits by adjusting the interest rates offered.

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

Northfield Bancorp, Inc. is a separate legal entity from Northfield Bank and must provide for its own liquidity to fund dividend payments, stock repurchases, and other corporate risk factors. The Company’s primary source of liquidity is the receipt of dividend payments from the Bank in accordance with applicable regulatory requirements. At December 31, 2016, Northfield Bancorp, Inc. (unconsolidated) had liquid assets of $9.0 million.

Northfield Bank is subject to various regulatory capital requirements, including a risk-based capital measure.  The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning assets and off-balance sheet items to broad risk categories.  At December 31, 2016, Northfield Bank exceeded all regulatory capital requirements and is considered “well capitalized” under regulatory guidelines.  See “Item 1. Business - Supervision and Regulation” and Note 13 of the Notes to the Consolidated Financial Statements.

During the first quarter of 2017, the Company enhanced its liquidity position by arranging for a municipal line of credit from the FHLB to be used, if needed, to collateralize our municipal deposits.

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

The following table summarizes our significant fixed and determinable contractual obligations and other funding needs by payment date at December 31, 2016 (in thousands).  The payment amounts represent those amounts due to the recipient and do not include any unamortized premiums or discounts or other similar carrying amount adjustments.

	Payments Due by Period
Contractual Obligations	Less Than One Year	One to Three Years	Three to Five Years	More Than Five Years	Total
Borrowings (1)	$165,742	$236,217	$60,000	$—	$461,959
Floating rate advances	11,463	—	—	—	11,463
Operating leases	4,682	8,247	7,477	30,069	50,475
Capitalized leases	254	306	—	—	560
Certificates of deposit	237,733	204,221	94,123	—	536,077
Total	$419,874	$448,991	$161,600	$30,069	$1,060,534
Commitments to extend credit (2)	$124,894	$—	$—	$—	$124,894

(1)	Includes repurchase agreements, FHLB of New York advances, and accrued interest payable at December 31, 2016.
(2)	Includes unused lines of credit which are assumed to be funded within the year.

Recent Accounting Standards and Interpretations

See Note 1(s) of the Notes to the Consolidated Financial Statements.

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

We have audited the accompanying consolidated balance sheets of Northfield Bancorp, Inc., and subsidiaries (the Company) as of December 31, 2016 and 2015, and the related consolidated statements of comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three year period ended December 31, 2016. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Northfield Bancorp, Inc. and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 16, 2017, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Short Hills, New Jersey
March 16, 2017

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Northfield Bancorp, Inc.:

We have audited Northfield Bancorp, Inc.'s (the Company) internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, Northfield Bancorp, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Northfield Bancorp, Inc. and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2016, and our report dated March 16, 2017, expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Short Hills, New Jersey
March 16, 2017

NORTHFIELD BANCORP, INC.  AND SUBSIDIARIES
Consolidated Balance Sheets

	At December 31,
	2016	2015
	(Dollars in thousands, except share data)
ASSETS:
Cash and due from banks	$18,412	$15,324
Interest-bearing deposits in other financial institutions	77,673	36,529
Total cash and cash equivalents	96,085	51,853
Trading securities	7,857	6,713
Securities available-for-sale, at estimated fair value (encumbered $11,786 at December 31, 2016, and $65,051 at December 31, 2015)	498,897	541,595
Securities held-to-maturity, (estimated fair value of $10,118 at December 31, 2016, and $10,369 at December 31, 2015) (encumbered $2,108 at December 31, 2016, and $5,619 at December 31, 2015)	10,148	10,346
Originated loans held-for-investment, net	2,144,346	1,931,585
Loans acquired	793,240	409,015
Purchased credit-impaired (PCI) loans held-for-investment	30,498	33,115
Loans held-for-investment, net	2,968,084	2,373,715
Allowance for loan losses	(24,595)	(24,770)
Net loans held-for-investment	2,943,489	2,348,945
Accrued interest receivable	9,714	8,263
Bank owned life insurance	148,047	132,782
Federal Home Loan Bank (FHLB) of New York stock, at cost	25,123	25,803
Premises and equipment, net	26,910	23,643
Goodwill	38,411	16,159
Other real estate owned	850	45
Other assets	44,563	36,437
Total assets	$3,850,094	$3,202,584

LIABILITIES AND STOCKHOLDERS’ EQUITY:
LIABILITIES:
Deposits	$2,713,587	$2,052,929
Securities sold under agreements to repurchase	8,000	63,000
Other borrowings	465,206	495,129
Advance payments by borrowers for taxes and insurance	12,331	10,862
Accrued expenses and other liabilities	29,774	20,885
Total liabilities	3,228,898	2,642,805

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value; 25,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value: 150,000,000 shares authorized, 60,933,707 and 58,226,326 shares issued at December 31, 2016 and 2015, respectively, 48,526,658 and 45,565,540 outstanding at December 31, 2016 and 2015, respectively	609	582
Additional paid-in-capital	547,910	501,540
Unallocated common stock held by employee stock ownership plan	(23,466)	(24,664)
Retained earnings	268,226	256,170
Accumulated other comprehensive loss	(4,332)	(2,986)
Treasury stock at cost; 12,407,049 and 12,660,786 shares at December 31, 2016 and 2015, respectively	(167,751)	(170,863)
Total stockholders’ equity	621,196	559,779
Total liabilities and stockholders’ equity	$3,850,094	$3,202,584

See accompanying notes to consolidated financial statements.

NORTHFIELD BANCORP, INC.  AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income

	Years ended December 31,
	2016	2015	2014
	(Dollars in thousands, except share and per share data)
Interest income:
Loans	$111,776	$87,179	$73,407
Mortgage-backed securities	10,832	12,982	16,861
Other securities	908	328	604
FHLB of New York dividends	1,171	1,149	772
Deposits in other financial institutions	285	120	57
Total interest income	124,972	101,758	91,701
Interest expense:
Deposits	14,287	10,423	5,391
Borrowings	7,381	9,265	9,961
Total interest expense	21,668	19,688	15,352
Net interest income	103,304	82,070	76,349
Provision for loan losses	635	353	645
Net interest income after provision for loan losses	102,669	81,717	75,704
Non-interest income:
Fees and service charges for customer services	4,934	3,945	4,073
Income on bank owned life insurance	3,998	3,767	3,902
Gains/(losses) on securities transactions, net	813	(339)	227
Other	327	525	258
Total non-interest income	10,072	7,898	8,460
Non-interest expense:
Compensation and employee benefits	39,780	29,760	26,195
Occupancy	11,411	10,039	9,616
Furniture and equipment	1,421	1,428	1,636
Data processing	6,054	3,802	3,680
Professional fees	3,461	3,037	2,458
Federal Deposit Insurance Corporation (FDIC) insurance	1,494	1,550	1,306
Other	9,325	8,493	7,151
Total non-interest expense	72,946	58,109	52,042
Income before income tax expense	39,795	31,506	32,122
Income tax expense	13,665	11,975	11,856
Net income	$26,130	$19,531	$20,266
Net income per common share:
Basic	$0.59	$0.46	$0.41
Diluted	$0.57	$0.45	$0.41

Basic weighted average shares outstanding	44,374,389	42,285,712	49,006,129
Diluted weighted average shares outstanding	45,717,887	43,478,481	50,032,259

See accompanying notes to consolidated financial statements.

NORTHFIELD BANCORP, INC. AND SUBSIDIARIES Consolidated Statements of Comprehensive Income - (Continued)

	Years ended December 31,
	2016	2015	2014
	(Dollars in thousands)
Net income	$26,130	$19,531	$20,266
Other comprehensive (loss) income:
Unrealized (losses) gains on securities:
Net unrealized holding (losses) gains on securities	(2,202)	(3,676)	8,535
Less: reclassification adjustment for net gains included in net income (included in gains (losses) on securities transactions, net)	(306)	(57)	(382)
Net unrealized (losses) gains	(2,508)	(3,733)	8,153
Post-retirement benefits adjustment	244	21	(1,689)
Other comprehensive (loss) income, before tax	(2,264)	(3,712)	6,464
Income tax benefit (expense) related to net unrealized holding (losses) gains on securities	894	1,476	(3,408)
Income tax expense related to reclassification adjustment for gains included in net income	122	23	153
Income tax (expense) benefit related to post retirement benefits adjustment	(98)	(8)	676
Other comprehensive (loss) income, net of tax	(1,346)	(2,221)	3,885
Comprehensive income	$24,784	$17,310	$24,151

See accompanying notes to consolidated financial statements.

NORTHFIELD BANCORP, INC.  AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders’ Equity

	For the years ended December 31, 2016, 2015 and 2014
	Common Stock
	Shares Outstanding	Par Value	Additional Paid-in Capital	Unallocated Common Stock Held by the Employee Stock Ownership Plan	Retained Earnings	Accumulated Other Comprehensive Income (loss) Net of tax	Treasury Stock	Total Stockholders' Equity
	(Dollars in thousands, except share and per share data)
Balance at December 31, 2013	57,926,233	$582	$508,609	$(26,985)	$242,180	$(4,650)	$(3,628)	$716,108
Net income					20,266			20,266
Other comprehensive income, net of tax						3,885		3,885
Employee Stock Ownership Plan (ESOP) shares allocated or committed to be released			645	1,203				1,848
Stock compensation expense			2,805					2,805
Additional tax benefit on equity awards			390					390
Issuance of restricted stock	991,200		(12,633)				12,633	—
Exercise of stock options	146,833		(210)		(654)		1,076	212
Cash dividends declared ($0.26 per common share)					(12,884)			(12,884)
Treasury stock (average cost of $13.00 per share)	(10,662,183)						(138,702)	(138,702)
Balance at December 31, 2014	48,402,083	582	499,606	(25,782)	248,908	(765)	(128,621)	593,928
Net income					19,531			19,531
Other comprehensive loss, net of tax						(2,221)		(2,221)
ESOP shares allocated or committed to be released			1,010	1,118				2,128
Stock compensation expense			6,763					6,763
Additional tax benefit on equity awards			122					122
Net issuance of restricted stock	387,280		(5,190)				5,190	—
Exercise of stock options, net	81,789		(771)		(85)		1,014	158
Cash dividends declared ($0.28 per common share)					(12,184)			(12,184)
Treasury stock (average cost of $14.66 per share)	(3,305,612)						(48,446)	(48,446)
Balance at December 31, 2015	45,565,540	582	501,540	(24,664)	256,170	(2,986)	(170,863)	559,779
Net income					26,130			26,130
Other comprehensive loss, net of tax						(1,346)		(1,346)
Acquisition of Hopewell Valley Community Bank	2,707,381	27	41,694					41,721
ESOP shares allocated or committed to be released			1,093	1,198				2,291
Stock compensation expense			7,264					7,264
Additional tax benefit on equity awards			1,512					1,512
Net issuance of restricted stock	7,720		(198)				198	—
Exercise of stock options, net	383,233		(4,995)		—		5,115	120
Cash dividends declared ($0.31 per common share)					(14,074)			(14,074)
Treasury stock (average cost of $16.04 per share)	(137,216)						(2,201)	(2,201)
Balance at December 31, 2016	48,526,658	$609	$547,910	$(23,466)	$268,226	$(4,332)	$(167,751)	$621,196

See accompanying notes to consolidated financial statements.

NORTHFIELD BANCORP, INC.  AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	Years Ended December 31,
	2016	2015	2014
	(Dollars in thousands)
Cash flows from operating activities:
Net income	$26,130	$19,531	$20,266
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	635	353	645
ESOP and stock compensation expense	9,555	8,891	4,653
Depreciation	3,591	3,385	3,640
Amortization of premiums, and deferred loan costs, net of (accretion) of discounts, and deferred loan fees	2,226	1,800	1,695
Amortization of intangible assets	447	210	416
Income on bank owned life insurance	(3,998)	(3,767)	(3,902)
Gain on sale of premises and equipment and other real estate owned, net	—	(282)	—
Net gain on sale of loans held-for-sale	—	(4)	(79)
Proceeds from sale of loans held-for-sale	—	2,392	1,707
Origination of loans held-for-sale	—	(2,388)	(1,157)
(Gains) losses on securities transactions, net	(813)	339	(227)
Net purchases of trading securities	(637)	(687)	(579)
Decrease (increase) in accrued interest receivable	1	(248)	122
Decrease (increase) in other assets	3,052	3,359	(2,948)
Deferred taxes	(3,059)	(1,632)	(1,167)
Increase in accrued expenses and other liabilities	571	1,059	2,625
Net cash provided by operating activities	37,701	32,311	25,710
Cash flows from investing activities:
Net increase in loans receivable	(87,514)	(246,562)	(267,912)
Purchase of loans	(167,345)	(186,876)	(186,475)
Purchase of FHLB of New York stock	(9,497)	(11,001)	(20,138)
Redemption of FHLB of New York stock	10,653	14,417	8,435
Purchases of securities available-for-sale	(105,860)	—	(436)
Principal payments and maturities on securities available-for-sale	162,594	173,923	161,650
Principal payments and maturities on securities held-to-maturity	181	870	442
Purchases of securities held-to-maturity	—	(7,657)	(4,066)
Proceeds from sale of securities available-for-sale	44,582	51,148	11,975
Proceeds from sale of premises and equipment and other real estate owned	45	918	418
Purchases and improvements of premises and equipment	(932)	(802)	(809)
Net cash acquired in business combinations	55,479	—	—
Net cash used in investing activities	(97,614)	(211,622)	(296,916)
Cash flows from financing activities:
Net increase in deposits	204,455	432,264	127,976
Dividends paid	(14,074)	(12,184)	(12,884)
Exercise of stock options	120	158	212
Purchase of treasury stock	(2,201)	(48,446)	(138,702)
Additional tax benefit on equity awards	1,512	122	390
Increase in advance payments by borrowers for taxes and insurance	1,469	3,070	1,351
Repayments under capital lease obligations	(204)	(179)	(272)
Proceeds from securities sold under agreements to repurchase and other borrowings	228,978	250,314	821,373
Repayments related to securities sold under agreements to repurchase and other borrowings	(315,910)	(470,664)	(512,768)
Net cash provided by financing activities	104,145	154,455	286,676
Net increase (decrease) in cash and cash equivalents	44,232	(24,856)	15,470
Cash and cash equivalents at beginning of period	51,853	76,709	61,239
Cash and cash equivalents at end of period	$96,085	$51,853	$76,709

See accompanying notes to consolidated financial statements.

NORTHFIELD BANCORP, INC.  AND SUBSIDIARIES
Consolidated Statements of Cash Flows - (Continued)

	Years Ended December 31,
	2016	2015	2014
	(Dollars in thousands)
Supplemental cash flow information:
Cash paid during the period for:
Interest	$22,037	$19,738	$15,002
Income taxes	14,415	10,800	16,696
Non-cash transactions:
Loans charged-off, net	810	1,875	390
Transfers of loans to other real estate owned	850	—	860
Other real estate owned write-downs	—	71	305
Acquisition:
Non-cash assets acquired, at fair value:
Securities available-for-sale	61,633	—	—
Loans	342,566	—	—
Accrued interest receivable	1,452	—	—
Bank owned life insurance	11,269	—	—
Premises and equipment	5,926	—	—
Federal Home Loan Bank of New York stock	476	—	—
Goodwill and other intangible assets	24,265
Other assets	5,389	—	—
Total non-cash assets acquired	452,976	—	—
Non-cash liabilities assumed, at fair value:
Deposits	456,203	—	—
Borrowings	2,213	—	—
Other liabilities	8,318	—	—
Total non-cash liabilities assumed	466,734	—	—
Net non-cash assets acquired	(13,758)	—	—
Net cash and cash equivalents acquired	55,479	—	—
Common stock issued in acquisition	$41,721	$—	$—

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

The Plan provided for the establishment of special “liquidation accounts” for the benefit of certain depositors of Northfield Bank (the “Bank”) in an amount equal to the greater of the MHC’s ownership interest in the retained earnings of the Company as of the date of the latest balance sheet contained in the prospectus or the retained earnings of Northfield Bank at the time it reorganized into the MHC.  Following the completion of the conversion, under the rules of the Board of Governors of the Federal Reserve System, Northfield Bank is not permitted to pay dividends on its capital stock to Northfield Bancorp, Inc., its sole shareholder, if Northfield Bank’s shareholder’s equity would be reduced below the amount of the liquidation accounts.  The liquidation accounts will be reduced annually to the extent that eligible account holders have reduced their qualifying deposits.  Subsequent increases in qualifying deposits will not restore an eligible account holder’s interest in the liquidation accounts.

Direct costs of the conversion and public offering were deferred and reduced the proceeds from the shares sold in the public offering.  Costs of $11.5 million were incurred related to the conversion.

(b)    Basis of Presentation

The consolidated financial statements are comprised of the accounts of Northfield Bancorp, Inc. and its wholly owned subsidiaries, Northfield Investment, Inc. and the Bank, and the Bank’s wholly-owned significant subsidiaries, NSB Services Corp. and NSB Realty Trust.  All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Certain prior years' amounts have been reclassified to conform to the current year presentation.

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

(f)    Loans

The accounting and reporting for PCI loans and loans classified as held-for-sale differs substantially from those loans originated and classified by the Company as held-for-investment.  For purposes of reporting, discussion and analysis, management has classified its loan portfolio into four categories:  (1) loans originated by the Company and held-for-sale, which are carried at the lower of aggregate cost or estimated fair value, less costs to sell, and therefore have no associated allowance for loan losses, (2) PCI loans, which are held-for-investment, and initially valued at estimated fair value on the date of acquisition, with no initial related allowance for loan losses, (3) originated loans held-for-investment, which are carried at amortized cost, less net charge-offs and the allowance for loan losses, and (4) acquired loans with no evidence of credit deterioration, which are held-for-investment, and initially valued at an estimated fair value on the date of acquisition, with no initial related allowance for loan losses.

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

Originated and acquired net loans held-for-investment are deemed impaired when it is probable, based on current information, that the Company will not collect all amounts due in accordance with the contractual terms of the loan agreement.  The Company has defined the population of originated and acquired impaired loans to be all originated and acquired non-accrual loans held-for-investment with an outstanding balance of $500,000 or greater and all loans restructured in troubled debt restructurings (TDRs).  Originated and acquired impaired loans held-for-investment are individually assessed to determine that the loan’s carrying value is not in excess of the expected future cash flows, discounted at the loan's original effective interest rate, or the fair value of the underlying collateral (less estimated costs to sell) if the loan is collateral dependent.  Impairments, if any, are recognized through a charge to the allowance for loan losses for the amount that the loan’s carrying value exceeds the discounted cash flow analysis or estimated fair value of collateral (less estimated costs to sell) if the loan is collateral dependent.  Such amounts are charged-off when considered appropriate.

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

NORTHFIELD BANCORP, INC.  AND SUBSIDIARIES
Notes to Consolidated Financial Statements - (Continued)

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

On a quarterly basis, we perform our other-than-temporary impairment analysis of FHLB stock, we evaluate, among other things, (i) its earnings performance, including the significance of any decline in net assets of the FHLB as compared to the regulatory capital amount of the FHLB, (ii) the commitment by the FHLB to continue dividend payments, and (iii) the liquidity position of the FHLB.  We did not consider our investment in FHLB stock to be other-than-temporarily impaired at December 31, 2016 and 2015.

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

(j)    Goodwill

Intangible assets resulting from acquisitions under the purchase method of accounting consist of goodwill and other intangible assets.  Goodwill is not amortized and is subject to an annual assessment for impairment. The goodwill impairment analysis is generally a two-step test. However, under current accounting guidance, first we may assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under current accounting guidance, we are not required to calculate the fair value of a reporting unit if, based on a qualitative assessment, we determine that it was more likely than not that the unit’s fair value was not less than its carrying amount. During 2016, we elected to perform step one of the two-step goodwill impairment test for our reporting unit, but we may choose to perform the optional quantitative assessment in future periods.

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

As of December 31, 2016, the carrying value of goodwill totaled $38.4 million.  The Company performed its annual goodwill impairment test, as of December 31, 2016, and determined that the fair value of the Company’s single reporting unit to be in excess of its carrying value.  The Company will test goodwill for impairment between annual test dates if an event occurs or circumstances change that would indicate the fair value of the reporting unit is below its carrying amount. No events have occurred and no circumstances have changed since the annual impairment test date that would indicate the fair value of the reporting unit is below its carrying amount.

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

(n)    Comprehensive Income (Loss)

Comprehensive income (loss) includes net income and the change in unrealized holding gains and losses on securities available-for-sale, change in actuarial gains and losses on other post retirement benefits, and change in service cost on other postretirement benefits, net of taxes.  Comprehensive income (loss) is presented in the Consolidated Statements of Comprehensive Income.

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

Funds borrowed by the Employee Stock Ownership Plan (the “ESOP”) from the Company to purchase the Company’s common stock are being repaid from the Bank’s contributions over a period of up to 30 years.  The Company’s common stock not yet allocated to participants is recorded as a reduction of stockholders’ equity at cost.  The Company records compensation expense related to the ESOP at an amount equal to the shares committed to be released by the ESOP multiplied by the average fair value of our common stock during the reporting period.

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

Net income per common share-diluted is computed using the same method as basic earnings per share, but reflects the potential dilution that could occur if stock options and unvested shares of restricted stock were exercised and converted into common stock.  These potentially dilutive shares are included in the weighted average number of shares outstanding for the period using the treasury stock method.  When applying the treasury stock method, we add: (1) the assumed proceeds from option exercises; (2) the tax benefit, if any, that would be credited to additional paid-in capital assuming exercise of non-qualified stock options and vesting of shares of restricted stock; and (3) the average unamortized compensation costs related to unvested shares of restricted stock and stock options.  We then divide this sum by our average stock price for the period to calculate assumed shares repurchased.  The excess of the number of shares issuable over the number of shares assumed to be repurchased is added to basic weighted average common shares to calculate diluted earnings per share.  At December 31, 2016, 2015, and 2014, there were 1,343,498, 1,192,769, and 1,026,130 dilutive shares outstanding, respectively.

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

NORTHFIELD BANCORP, INC.  AND SUBSIDIARIES
Notes to Consolidated Financial Statements - (Continued)

(s)    Recent Accounting Developments

In November 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which requires that entities include restricted cash and restricted cash equivalents with cash and cash equivalents in the beginning-of-period and end-of-period total amounts shown on the Statement of Cash Flows. Prior to this pronouncement there was no guidance on how to present restricted cash and cash equivalents in the Statement of Cash Flows. ASU No. 2016-18 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, and is required to be applied retrospectively to all periods presented beginning in the year of adoption. The adoption of this pronouncement is not expected to have a material effect on the Company's consolidated financial statements.

In August 2016, the FASB issued Accounting Standards Update (ASU) 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which provides guidance on the classification of certain cash receipts and payments within the statement of cash flows. ASU No. 2016-15 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, and is required to be applied retrospectively to all periods presented beginning in the year of adoption. Since the ASU only impacts classification on the statements of cash flows, adoption will not affect the Company's consolidated financial position, results of operations or its cash and cash equivalents.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires credit losses on most financial assets measured at amortized cost and certain other instruments to be measured using an expected credit loss model (referred to as the current expected credit loss (CECL) model). Under this model, entities will estimate credit losses over the entire contractual term of the instrument from the date of initial recognition of that instrument. Current US GAAP is based on an incurred loss model that delays recognition of credit losses until it is probable the loss has been incurred. Accordingly, it is anticipated that credit losses will be recognized earlier under the CECL model than under the incurred loss model. ASU 2016-13 is effective for interim and annual reporting periods beginning after December 15, 2019. The Company is currently evaluating the potential effect of adoption of this pronouncement on its consolidated financial statements, but the extent of the effect is indeterminable at this time as it will be dependent upon the nature and characteristics of the Company's loan portfolio at the adoption date, as well as economic conditions and forecasts at that date.

In March 2016, the FASB issued ASU No. 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which includes provisions to simplify certain aspects related to the accounting for share-based awards and the related financial statement presentation. The ASU includes a requirement that the tax effect related to the settlement of share-based awards be recorded in income tax benefit or expense in the statements of earnings. This change is required to be adopted prospectively in the period of adoption. In addition, the ASU modifies the classification of certain share-based payment activities within the statements of cash flows and these changes are required to be applied retrospectively to all periods presented, or in certain cases prospectively, beginning in the period of adoption. ASU No. 2016-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period and the Company will adopt it in the first quarter of 2017. The impact of ASU No. 2016-09 on the Company's results of operations in future periods is dependent upon, among other things, the level of earnings and stock price of the Company, but assuming we continue to be in an excess tax benefit position, adoption will result in a reduction to tax expense due to the recognition of excess tax benefits as an income tax benefit rather than in additional paid-in capital.

     In February 2016, the FASB issued Accounting Standards Update (ASU) No. 2016-02, Leases (Topic 842), which is intended to increase transparency and comparability of accounting for lease transactions. The ASU will require all leases to be recognized on the balance sheet as lease assets and lease liabilities and will require both quantitative and qualitative disclosures regarding key information about leasing arrangements. Lessor accounting is largely unchanged. The guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within that reporting period. The Company is currently evaluating the potential effect of adoption of this pronouncement on its consolidated financial statements.

In January 2016, the FASB issued Accounting Standards Update (ASU) No. 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, which addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. The guidance primarily affects the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. In addition, the FASB clarified guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. The accounting for other financial instruments, such as loans, investments in debt securities, and financial liabilities is largely unchanged. ASU

NORTHFIELD BANCORP, INC.  AND SUBSIDIARIES
Notes to Consolidated Financial Statements - (Continued)

No. 2016-01 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. The adoption of this pronouncement is not expected to have a material effect on the Company's consolidated financial statements.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will be effective for interim and annual periods beginning after December 15, 2017 and will replace most existing revenue recognition guidance in U.S. GAAP. The Company does not expect the guidance to have a material effect on its consolidated financial statements as the ASU is not applicable to financial instruments and, therefore, will not affect the majority of the Company's revenues.

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

(2)	Business Combination

On January 8, 2016, the Company completed its acquisition of Hopewell Valley Community Bank (“Hopewell Valley”), which, after purchase accounting adjustments, added $508.5 million to total assets, $342.6 million to loans, and $456.2 million to deposits, and nine branch offices in the Hunterdon and Mercer counties of New Jersey. Total consideration paid for Hopewell Valley was $55.4 million, consisting of $13.7 million in cash and 2,707,381 shares of common stock valued at $41.7 million based upon the $15.41 per share closing price of Northfield Bancorp, Inc.'s common stock on January 8, 2016.

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

NORTHFIELD BANCORP, INC.  AND SUBSIDIARIES
Notes to Consolidated Financial Statements - (Continued)

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

(3)	Securities Available-for-Sale

The following is a comparative summary of mortgage-backed securities, debt securities and other securities available-for-sale at December 31, 2016 and 2015 (in thousands):

NORTHFIELD BANCORP, INC.  AND SUBSIDIARIES
Notes to Consolidated Financial Statements - (Continued)

	2016
		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
	cost	gains	losses	value
Mortgage-backed securities:
Pass-through certificates:
Government sponsored enterprises (GSE)	$225,047	$2,800	$3,298	$224,549
Real estate mortgage investment conduits (REMICs):
GSE	230,500	259	6,466	224,293
Non-GSE	280	—	10	270
	455,827	3,059	9,774	449,112
Debt securities:
Municipal bonds	2,151	13	6	2,158
Corporate bonds	45,373	150	364	45,159
	47,524	163	370	47,317
Other securities
Equity investments - mutual funds	1,233	—	15	1,218
Other	1,250	—	—	1,250
	2,483	—	15	2,468
Total securities available-for-sale	$505,834	$3,222	$10,159	$498,897

	2015
		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
	cost	gains	losses	value
Mortgage-backed securities:
Pass-through certificates:
GSE	$228,557	$4,673	$1,530	$231,700
REMICs:
GSE	305,387	647	8,210	297,824
Non-GSE	597	—	18	579
	534,541	5,320	9,758	530,103
Debt securities:
Corporate bonds	11,002	9	—	11,011

Other securities:
Equity investments-mutual funds	481	—	—	481
Total securities available-for-sale	$546,024	$5,329	$9,758	$541,595

The following is a summary of the expected maturity distribution of debt securities available-for-sale other than mortgage-backed securities at December 31, 2016 (in thousands):

Available-for-sale	Amortized cost	Estimated fair value
Due in one year or less	$1,735	$1,730
Due after one year through five years	40,695	40,425
Due after five years through ten years	5,094	5,162
	$47,524	$47,317

Expected maturities on mortgage-backed securities will differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without penalties.

NORTHFIELD BANCORP, INC.  AND SUBSIDIARIES
Notes to Consolidated Financial Statements - (Continued)

Certain securities available-for-sale are pledged or encumbered to secure borrowings under Pledge Agreements and Repurchase Agreements and for other purposes required by law.  At December 31, 2016, and December 31, 2015, securities available-for-sale with a carrying value of $108.8 million and $101.0 million, respectively, were pledged to secure repurchase agreements and deposits. See Note 8 for further discussion regarding securities pledged or encumbered for borrowings.

For the year ended December 31, 2016, the Company had gross proceeds of $44.6 million on sales of securities available-for-sale with gross realized gains of approximately $493,000 and gross realized losses of approximately $187,000.  For the year ended December 31, 2015, the Company had gross proceeds of $51.1 million on sales of securities available-for-sale with gross realized gains and gross realized losses of approximately $60,000 and $3,000 gross realized losses. For the year ended December 31, 2014, the Company had gross proceeds of $12.0 million on sales of securities available-for-sale with gross realized gains of approximately $382,000 and no gross realized losses. The Company recognized net gains of $507,000 on its trading securities portfolio during the year ended December 31, 2016, and net losses of $396,000 and $155,000, for the years ended December 31, 2015 and 2014, respectively. The Company routinely sells securities when market pricing presents, in management’s assessment, an economic benefit that outweighs holding such security, and when smaller balance securities become cost prohibitive to carry.

The Company did not recognize any other-than-temporary impairment charges in earnings during the years ended December 31, 2016, 2015 and 2014.

Gross unrealized losses on mortgage-backed securities, debt securities and other securities available-for-sale, and the estimated fair value of the related securities, aggregated by security category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2016 and 2015, were as follows (in thousands):

	December 31, 2016
	Less than 12 months		12 months or more		Total
	Unrealized	Estimated	Unrealized	Estimated	Unrealized	Estimated
	losses	fair value	losses	fair value	losses	fair value
Mortgage-backed securities:
Pass-through certificates:
GSE	$2,703	$121,878	$595	$8,402	$3,298	$130,280
REMICs:
GSE	1,622	75,586	4,844	97,726	6,466	173,312
Non-GSE	—	—	10	270	10	270
Debt securities:
Municipal bonds	6	1,679	—	—	6	1,679
Corporate bonds	364	26,022	—	—	364	26,022
Other securities	15	947	—	—	15	947
Total	$4,710	$226,112	$5,449	$106,398	$10,159	$332,510

	December 31, 2015
	Less than 12 months		12 months or more		Total
	Unrealized	Estimated	Unrealized	Estimated	Unrealized	Estimated
	losses	fair value	losses	fair value	losses	fair value
Mortgage-backed securities:
Pass-through certificates:
GSE	$115	$14,424	$1,415	$52,120	$1,530	$66,544
REMICs:
GSE	338	31,937	7,872	164,666	8,210	196,603
Non-GSE			18	579	18	579
Total	$453	$46,361	$9,305	$217,365	$9,758	$263,726

The Company held 19 pass-through mortgage-backed securities issued or guaranteed by GSEs, nine REMIC mortgage-backed securities issued or guaranteed by GSEs, and two REMIC mortgage-backed securities not issued or guaranteed by GSEs that were in a continuous unrealized loss position of greater than twelve months at December 31, 2016.

NORTHFIELD BANCORP, INC.  AND SUBSIDIARIES
Notes to Consolidated Financial Statements - (Continued)

There were 22 pass-through mortgage-backed securities issued or guaranteed by GSEs, 10 REMIC mortgage-backed securities issued or guaranteed by GSEs, five corporate bonds, and two municipal bonds that were in an unrealized loss position of less than twelve months. All securities referred to above were rated investment grade at December 31, 2016.  The declines in value relate to the general interest rate environment and are considered temporary.  The securities cannot be prepaid in a manner that would result in the Company not receiving all of its amortized cost.  The Company neither has an intent to sell, nor is it more likely than not that the Company will be required to sell, the securities before the recovery of their amortized cost basis or, if necessary, maturity.

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

(4)	Securities Held-to-Maturity

The following is a summary of mortgage-backed securities held-to-maturity at December 31, 2016 and 2015 (in thousands):

	2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Mortgage-backed securities:
Pass-through certificates:
GSEs	$10,148	$29	$59	$10,118
Total securities held-to-maturity	$10,148	$29	$59	$10,118

	2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Mortgage-backed securities:
Pass-through certificates:
GSEs	$10,346	$53	$30	$10,369
Total securities held-to-maturity	$10,346	$53	$30	$10,369

Contractual maturities for mortgage-backed securities are not presented, as expected maturities on mortgage-backed securities will differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without penalties. There were no sales of held-to-maturity securities for the years ended December 31, 2016, 2015 or 2014. The Company did not recognize any other-than-temporary impairment charges in earnings on securities held-to-maturity during the years ended December 31, 2016, 2015 and 2014. At December 31, 2016, and December 31, 2015, securities held-to-maturity with a carrying value of $5.0 million and $5.6 million, respectively, were pledged to secure repurchase agreements and deposits.

Gross unrealized losses on mortgage-backed securities held-to-maturity, and the estimated fair value of the related securities, aggregated by security category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2016 and 2015, were as follows (in thousands):

	December 31, 2016
	Less than 12 months
	Unrealized Losses	Estimated Fair Value
Mortgage-backed securities:
Pass-through certificates:
GSEs	$59	$7,466
Total securities held-to-maturity	$59	$7,466

NORTHFIELD BANCORP, INC.  AND SUBSIDIARIES
Notes to Consolidated Financial Statements - (Continued)

	December 31, 2015
	Less than 12 months
	Unrealized Losses	Estimated Fair Value
Mortgage-backed securities:
Pass-through certificates:
GSEs	$30	$3,901
Total securities held-to-maturity	$30	$3,901

The Company held four pass-through mortgage-backed securities held-to-maturity, issued or guaranteed by GSEs, that were in a continuous unrealized loss position of less than twelve months. Management evaluated these securities and concluded that the declines in value relate to the general interest rate environment and are considered temporary.  The securities cannot be prepaid in a manner that would result in the Company not receiving all of its amortized cost.  The Company neither has an intent to sell, nor is it more likely than not that the Company will be required to sell, the securities before the recovery of their amortized cost basis or, if necessary, maturity.

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

NORTHFIELD BANCORP, INC.  AND SUBSIDIARIES
Notes to Consolidated Financial Statements - (Continued)

(5)	Loans

Loans held-for-investment, net, consists of the following (in thousands):

	December 31,
	2016	2015
Real estate loans:
Multifamily	$1,506,335	$1,318,461
Commercial mortgage	412,667	402,073
One-to-four family residential mortgage	105,968	98,332
Home equity and lines of credit	65,437	61,413
Construction and land	14,065	18,652
Total real estate loans	2,104,472	1,898,931
Commercial and industrial loans	31,906	25,554
Other loans	1,497	2,256
Total commercial and industrial and other loans	33,403	27,810
Deferred loan cost, net	6,471	4,844
Originated loans held-for-investment, net	2,144,346	1,931,585
PCI Loans	30,498	33,115
Loans acquired:
One-to-four family residential mortgage	317,639	330,672
Multifamily	215,389	64,779
Commercial mortgage	188,001	11,160
Home equity and lines of credit	25,522	2,404
Construction and land	20,887	—
Total acquired real estate loans	767,438	409,015
Commercial and industrial loans	25,443	—
Other loans	359	—
Total loans acquired	793,240	409,015
Loans held for investment, net	2,968,084	2,373,715
Allowance for loan losses	(24,595)	(24,770)
Net loans held-for-investment	$2,943,489	$2,348,945

The Company had no loans held-for-sale at December 31, 2016, or December 31, 2015.

PCI loans totaled $30.5 million at December 31, 2016, as compared to $33.1 million at December 31, 2015, and included $4.8 million of loans acquired as part of the Hopewell Valley acquisition at December 31, 2016. The remaining balance of PCI loans is primarily attributable to those acquired as part of an FDIC-assisted transaction. The Company accounts for PCI loans utilizing U.S. GAAP applicable to loans acquired with deteriorated credit quality.  At December 31, 2016, PCI loans consisted of approximately 30% commercial real estate loans and 48% commercial and industrial loans, with the remaining balance in residential and home equity loans.  At December 31, 2015, PCI loans consisted of approximately 28% commercial real estate loans and 52% commercial and industrial loans, with the remaining balance in residential and home equity loans.

The following table sets forth information regarding the estimates of the contractually required payments, the cash flows expected to be collected, and the estimated fair value of the PCI loans acquired from Hopewell Valley at January 8, 2016 (in thousands):

January 8, 2016
Contractually required principal and interest at acquisition	$16,580
Contractual cash flows not expected to be collected (non-accretable discount)	(9,929)
Expected cash flows to be collected at acquisition	6,651
Interest component of expected cash flows (accretable discount)	(845)
Fair value of acquired loans	$5,806

NORTHFIELD BANCORP, INC.  AND SUBSIDIARIES
Notes to Consolidated Financial Statements - (Continued)

The following details the accretable yield (in thousands):

	For The Year Ended December 31,
	2016	2015
Balance at the beginning of year	$22,853	$27,943
Acquisition	845	—
Accretion into interest income	(5,225)	(4,525)
Net reclassification from/(to) non-accretable difference(1)	5,742	(565)
Balance at end of year	$24,215	$22,853
_______________________
1) Due to re-casting of cash flows for loan pools acquired in the 2011 FDIC-assisted transaction. Reclassifications of the non-accretable difference to the accretable yield may occur subsequent to the loan acquisition dates due to increases in expected cash flows of the loans.

The Company does not have any lending programs commonly referred to as subprime lending.  Subprime lending generally targets borrowers with weakened credit histories typically characterized by payment delinquencies, previous charge-offs, judgments, bankruptcies, or borrowers with questionable repayment capacity as evidenced by low credit scores or high debt-burden ratios.

We provide for loan losses based on the consistent application of our documented allowance for loan loss methodology.  Loan losses are charged to the allowance for loans losses and recoveries are credited to it.  Additions to the allowance for loan losses are provided by charges against income based on various factors which, in our judgment, deserve current recognition in estimating incurred losses.  Loan losses are charged-off in the period the loans, or portion thereof, are deemed uncollectible.  Generally, the Company will record a loan charge-off (including a partial charge-off) to reduce a loan to the estimated fair value of the underlying collateral, less cost to sell, for collateral dependent loans.  We regularly review the loan portfolio in order to maintain the allowance for loan losses in accordance with U.S. GAAP.   At December 31, 2016 and 2015, the allowance for loan losses related to loans held-for-investment (excluding PCI loans) consisted primarily of the following two components:

(1)
Specific allowances are established for impaired loans (generally defined by the Company as non-accrual loans with an outstanding balance of $500,000 or greater and all loans restructured in troubled debt restructurings). The amount of impairment, if any, provided for as a specific reserve determined by the deficiency, if any, between the present value of expected future cash flows discounted at the original loan’s effective interest rate or the underlying collateral value (less estimated costs to sell and discounts for quick sales,) if the loan is collateral dependent, and the carrying value of the loan. Impaired loans that have no impairment losses are not considered for general allowances described below. Generally, the Company charges down a loan to the estimated fair value of the underlying collateral, less costs to sell for collateral dependent loans and, if necessary, maintains a specific reserve in the allowance for loan losses related to cash flow dependent impaired loans where the present value of the expected future cash flows, discounted at the loan’s original contractual interest rate, is less than the carrying value of the loan unless management determines that such shortfall should be charged off.

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

•	changes in lending policies and procedures;

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

NORTHFIELD BANCORP, INC.  AND SUBSIDIARIES
Notes to Consolidated Financial Statements - (Continued)

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

The loss emergence period is the estimated time from the date of the loss event to the actual recognition of the loss (typically the first charge-off), and is determined based upon a study of the Company's past loss experience by loan groups. This evaluation is inherently subjective, as it requires material estimates that may be susceptible to significant revisions based upon changes in economic and real estate market conditions. Actual loan losses may be significantly more than the allowance for loan losses we have established, which could have a material negative effect on our financial results. Prior to December 31, 2016, we maintained an amount identified as the unallocated component within the allowance for loan losses related to indicators of loan losses not fully captured in other components of the allowance for loan losses methodology, as well as the inherent imprecision of the loss estimation process.  During the fourth quarter of 2016, the Company enhanced the allowance for loan losses qualitative framework to more fully capture the risks related to certain loan loss factors. These enhancements are meant to increase the level of precision in the allowance for loan losses.  As a result, the Company will no longer have an unallocated reserve in its allowance for loan losses, as the risks and uncertainties meant to be captured by the unallocated allowance have been included in the qualitative framework for the respective loan portfolios.

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

We evaluate the allowance for loan losses based on the combined total of the impaired and general components for loans.  Generally when the loan portfolio increases, absent other factors, our allowance for loan loss methodology results in a higher dollar amount of estimated incurred losses.  Conversely, when the loan portfolio decreases, absent other factors, our allowance for loan loss methodology results in a lower dollar amount of estimated incurred losses.

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

A summary of changes in the allowance for loan losses for the years ended December 31, 2016, 2015, and 2014 follows (in thousands):

	December 31,
	2016	2015	2014
Balance at beginning of year	$24,770	$26,292	$26,037
Provision for loan losses	635	353	645
Recoveries	194	140	402
Charge-offs	(1,004)	(2,015)	(792)
Balance at end of year	$24,595	$24,770	$26,292

NORTHFIELD BANCORP, INC.  AND SUBSIDIARIES
Notes to Consolidated Financial Statements - (Continued)

The following table sets forth activity in our allowance for loan losses, by loan type, for the years ended December 31, 2016 and 2015.  The following table also details the amount of loans receivable held-for-investment, net of deferred loan fees and costs, that are evaluated individually, and collectively, for impairment, and the related portion of allowance for loan losses that is allocated to each loan portfolio segment (in thousands):

	December 31, 2016
	Real Estate
	Commercial	One-to-Four Family	Construction and Land	Multifamily	Home Equity and Lines of Credit	Commercial and Industrial	Other	Unallocated	Originated Loans Total	PCI	Acquired Loans	Total
Allowance for loan losses:
Beginning Balance	$7,106	$787	$261	$12,387	$795	$1,288	$155	$1,093	$23,872	$783	$115	$24,770
Charge-offs	(638)	(20)	—	(278)	—	(66)	(2)	—	(1,004)	—	—	(1,004)
Recoveries	181	2	—	—	2	4	5	—	194	—	—	194
Provisions (credit)	(1,217)	(105)	(89)	2,843	(209)	494	(62)	(1,093)	562	113	(40)	635
Ending Balance	$5,432	$664	$172	$14,952	$588	$1,720	$96	$—	$23,624	$896	$75	$24,595
Ending balance: individually evaluated for impairment	$64	$66	$—	$95	$23	$5	$—	$—	$253	$—	$75	$328
Ending balance: collectively evaluated for impairment	$5,368	$598	$172	$14,857	$565	$1,715	$96	$—	$23,371	$896	$—	$24,267
Loans, net:
Ending Balance	$413,352	$106,524	$14,092	$1,510,100	$66,767	$32,013	$1,498	$—	$2,144,346	$30,498	$793,240	$2,968,084
Ending balance: individually evaluated for impairment	$20,710	$2,180	$—	$1,372	$336	$101	$—	$—	$24,699	$—	$1,591	$26,290
Ending balance: collectively evaluated for impairment	$392,642	$104,344	$14,092	$1,508,728	$66,431	$31,912	$1,498	$—	$2,119,647	$30,498	$791,649	$2,941,794

	December 31, 2015
	Real Estate
	Commercial	One-to-Four Family	Construction and Land	Multifamily	Home Equity and Lines of Credit	Commercial and Industrial	Other	Unallocated	Originated Loans Total	PCI	Acquired Loans	Total
Allowance for loan losses:
Beginning Balance	$9,309	$951	$266	$12,219	$901	$841	$134	$1,209	$25,830	$400	$62	$26,292
Charge-offs	(1,431)	(277)	—	(120)	(115)	(71)	(1)	—	(2,015)	—	—	(2,015)
Recoveries	2	20	—	25	42	34	17	—	140	—	—	140
Provisions (credit)	(774)	93	(5)	263	(33)	484	5	(116)	(83)	383	53	353
Ending Balance	$7,106	$787	$261	$12,387	$795	$1,288	$155	$1,093	$23,872	$783	$115	$24,770
Ending balance: individually evaluated for impairment	$394	$167	$—	$158	$51	$4	$—	$—	$774	$—	$115	$889
Ending balance: collectively evaluated for impairment	$6,712	$620	$261	$12,229	$744	$1,284	$155	$1,093	$23,098	$783	$—	$23,881
Loans, net:
Ending Balance	$402,714	$99,010	$18,677	$1,320,724	$62,594	$25,610	$2,256	$—	$1,931,585	$33,115	$409,015	$2,373,715
Ending balance: individually evaluated for impairment	$20,465	$2,344	$—	$2,458	$354	$116	$—	$—	$25,737	$—	$3,250	$28,987
Ending balance: collectively evaluated for impairment	$382,249	$96,666	$18,677	$1,318,266	$62,240	$25,494	$2,256	$—	$1,905,848	$33,115	$405,765	$2,344,728

NORTHFIELD BANCORP, INC.  AND SUBSIDIARIES
Notes to Consolidated Financial Statements - (Continued)

The Company monitors the credit quality of its loan portfolio on a regular basis.  Credit quality is monitored by reviewing certain credit quality indicators.  Management has determined that loan-to-value ratios (at period end) and internally assigned credit risk ratings by loan type are the key credit quality indicators that best measure the credit quality of the Company’s loan receivables.  Loan-to-value (“LTV”) ratios used by management in monitoring credit quality are based on current period loan balances and original appraised values at time of origination (unless a current appraisal has been obtained as a result of the loan being deemed impaired).  In calculating the provision for loan losses, based on past loan loss experience, management has determined that commercial real estate loans and multifamily loans having loan-to-value ratios, as described above, of less than 35%, and one-to-four family loans having loan-to-value ratios, as described above, of less than 60%, require less of a loss factor than those with higher loan to value ratios.

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

NORTHFIELD BANCORP, INC.  AND SUBSIDIARIES
Notes to Consolidated Financial Statements - (Continued)

The following table details the recorded investment of originated loans receivable held-for-investment, net of deferred fees and costs, by loan type and credit quality indicator at December 31, 2016 and 2015 (in thousands):

	At December 31, 2016
	Real Estate
	Multifamily		Commercial		One-to-Four Family		Construction and Land	Home Equity and Lines of Credit	Commercial and Industrial	Other	Total
	< 35% LTV	=> 35% LTV	< 35% LTV	=> 35% LTV	< 60% LTV	=> 60% LTV
Internal Risk Rating
Pass	$122,525	$1,381,231	$65,612	$323,842	$59,214	$43,316	$14,092	$66,489	$31,173	$1,498	$2,108,992
Special Mention	25	4,636	—	3,852	705	—	—	29	696	—	9,943
Substandard	40	1,643	1,179	18,867	1,807	1,482	—	249	144	—	25,411
Originated loans held-for-investment, net	$122,590	$1,387,510	$66,791	$346,561	$61,726	$44,798	$14,092	$66,767	$32,013	$1,498	$2,144,346

	At December 31, 2015
	Real Estate
	Multifamily		Commercial		One-to-Four Family		Construction and Land	Home Equity and Lines of Credit	Commercial and Industrial	Other	Total
	< 35% LTV	=> 35% LTV	< 35% LTV	=> 35% LTV	< 60% LTV	=> 60% LTV
Internal Risk Rating
Pass	$124,678	$1,188,916	$52,253	$319,733	$48,429	$46,578	$18,677	$61,935	$24,846	$2,256	$1,888,301
Special Mention	51	3,832	974	2,966	504	—	—	75	316	—	8,718
Substandard	775	2,472	1,233	25,555	2,112	1,387	—	584	448	—	34,566
Originated loans held-for-investment, net	$125,504	$1,195,220	$54,460	$348,254	$51,045	$47,965	$18,677	$62,594	$25,610	$2,256	$1,931,585

NORTHFIELD BANCORP, INC.  AND SUBSIDIARIES
Notes to Consolidated Financial Statements - (Continued)

Included in loans receivable are loans for which the accrual of interest income has been discontinued due to deterioration in the financial condition of the borrowers.  The recorded investment of these nonaccrual loans was $7.3 million and $8.8 million at December 31, 2016, and December 31, 2015, respectively.  Generally, originated loans are placed on non-accruing status when they become 90 days or more delinquent, or sooner if considered appropriate by management, and remain on non-accrual status until they are brought current, have six consecutive months of performance under the loan terms, and factors indicating reasonable doubt about the timely collection of payments no longer exist.  Therefore, loans may be current in accordance with their loan terms, or may be less than 90 days delinquent and still be on a non-accruing status.

Non-accrual amounts include loans deemed to be impaired of $5.7 million and $6.7 million at December 31, 2016, and December 31, 2015, respectively.  Loans on non-accrual status with principal balances less than $500,000, and therefore not meeting the Company’s definition of an impaired loan, amounted to $1.7 million at December 31, 2016, and $2.1 million at December 31, 2015.  There was no loans held-for-sale at December 31, 2016, and December 31, 2015.  Loans past due ninety days or more and still accruing interest were $60,000 and $15,000 at December 31, 2016, and December 31, 2015, respectively, and consisted of loans that are well secured and in the process of collection.

NORTHFIELD BANCORP, INC.  AND SUBSIDIARIES
Notes to Consolidated Financial Statements - (Continued)

The following table sets forth the detail, and delinquency status, of originated and acquired non-performing loans (non-accrual loans and loans past due ninety days or more and still accruing), net of deferred fees and costs, at December 31, 2016 and 2015 (in thousands), excluding PCI loans which have been segregated into pools.  For PCI loans, each loan pool is accounted for as a single asset with a single composite interest rate and an aggregate expectation of cash flows.

	At December 31, 2016
	Total Non-Performing Loans
	Non-Accruing Loans
	0-29 Days Past Due	30-89 Days Past Due	90 Days or More Past Due	Total	90 Days or More Past Due and Accruing	Total Non-Performing Loans
Loans held-for-investment:
Real estate loans:
Commercial
LTV => 35%
Substandard	$341	$—	$4,882	$5,223	$—	$5,223
Total commercial	341	—	4,882	5,223	—	5,223
One-to-four family residential
LTV < 60%
Substandard	384	383	442	1,209	9	1,218
LTV => 60%
Substandard	—	—	—	—	43	43
Total one-to-four family residential	384	383	442	1,209	52	1,261
Multifamily
LTV => 35%
Substandard	—	—	3	3	—	3
LTV < 35%
Substandard	40	—	—	40	—	40
Total multifamily	40	—	3	43	—	43
Home equity and lines of credit
Substandard	—	96	—	96	—	96
Total home equity and lines of credit	—	96	—	96	—	96
Total non-performing loans held-for-investment	765	479	5,327	6,571	52	6,623
Loans acquired:
Real Estate Loans:
Commercial
LTV < 35%
Substandard	—	—	231	231	—	231
LTV >= 35%
Substandard	—	—	59	59	—	59
Total Commercial	—	—	290	290	—	290
One-to-four family residential
LTV < 60%
Substandard	420	—	—	420	—	420
Total one-to-four family residential	420	—	—	420	—	420
Home equity and lines of credit	—	—	31	31	8	39
Commercial and industrial	—	—	9	9	—	9
Total non-performing loans acquired	420	—	330	750	8	758
Total non-performing loans	$1,185	$479	$5,657	$7,321	$60	$7,381

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

NORTHFIELD BANCORP, INC.  AND SUBSIDIARIES
Notes to Consolidated Financial Statements - (Continued)

The following table sets forth the detail and delinquency status of originated and acquired loans, net of deferred fees and costs, by performing and non-performing loans at December 31, 2016 and 2015 (in thousands):

	December 31, 2016
	Performing (Accruing) Loans
	0-29 Days Past Due	30-89 Days Past Due	Total	Non-Performing Loans	Total Loans Receivable, net
Loans held-for-investment:
Real estate loans:
Commercial
LTV < 35%
Pass	$65,189	$423	$65,612	$—	$65,612
Substandard	1,179	—	1,179	—	1,179
Total	66,368	423	66,791	—	66,791
LTV => 35%
Pass	322,307	1,535	323,842	—	323,842
Special Mention	3,852	—	3,852	—	3,852
Substandard	12,600	1,044	13,644	5,223	18,867
Total	338,759	2,579	341,338	5,223	346,561
Total commercial	405,127	3,002	408,129	5,223	413,352
One-to-four family residential
LTV < 60%
Pass	56,787	2,427	59,214	—	59,214
Special Mention	—	705	705	—	705
Substandard	589	—	589	1,218	1,807
Total	57,376	3,132	60,508	1,218	61,726
LTV => 60%
Pass	43,316	—	43,316	—	43,316
Special Mention	—	—	—	—	—
Substandard	1,439	—	1,439	43	1,482
Total	44,755	—	44,755	43	44,798
Total one-to-four family residential	102,131	3,132	105,263	1,261	106,524
Construction and land
Pass	14,092	—	14,092	—	14,092
Special Mention	—	—	—	—	—
Substandard	—	—	—	—	—
Total construction and land	14,092	—	14,092	—	14,092
Multifamily
LTV < 35%
Pass	122,525	—	122,525	—	122,525
Special Mention	25	—	25	—	25
Substandard	—	—	—	40	40
Total	122,550	—	122,550	40	122,590
LTV= > 35%
Pass	1,380,331	900	1,381,231	—	1,381,231
Special Mention	4,636	—	4,636	—	4,636
Substandard	1,640	—	1,640	3	1,643
Total	1,386,607	900	1,387,507	3	1,387,510
Total multifamily	1,509,157	900	1,510,057	43	1,510,100
Home equity and lines of credit
Pass	66,369	120	66,489	—	66,489
Special Mention	29	—	29	—	29
Substandard	153	—	153	96	249
Total home equity and lines of credit	66,551	120	66,671	96	66,767
Commercial and industrial loans
Pass	31,040	133	31,173	—	31,173
Special Mention	696	—	696	—	696
Substandard	144	—	144	—	144
Total commercial and industrial loans	31,880	133	32,013	—	32,013
Other loans
Pass	1,452	46	1,498	—	1,498
Total other loans	1,452	46	1,498	—	1,498

NORTHFIELD BANCORP, INC.  AND SUBSIDIARIES
Notes to Consolidated Financial Statements - (Continued)

	December 31, 2016
	Performing (Accruing) Loans
	0-29 Days Past Due	30-89 Days Past Due	Total	Non-Performing Loans	Total Loans Receivable, net
Total originated loans held-for-investment	2,130,390	7,333	2,137,723	6,623	2,144,346

Acquired loans:
One-to-four family residential
LTV < 60%
Pass	285,116	21	285,137	—	285,137
Special Mention	502	—	502	—	502
Substandard	654	261	915	420	1,335
Total	286,272	282	286,554	420	286,974
LTV => 60%
Pass	30,199	—	30,199	—	30,199
Substandard	259	207	466	—	466
Total	30,458	207	30,665	—	30,665
Total one-to-four family residential	316,730	489	317,219	420	317,639
Commercial
LTV < 35%
Pass	61,646	7	61,653	—	61,653
Special Mention	286	—	286	—	286
Substandard	406	1,040	1,446	231	1,677
Total	62,338	1,047	63,385	231	63,616
LTV => 35%
Pass	119,932	132	120,064	—	120,064
Special Mention	446	138	584	—	584
Substandard	3,419	259	3,678	59	3,737
Total	123,797	529	124,326	59	124,385
Total commercial	186,135	1,576	187,711	290	188,001
Construction and land
Pass	20,887	—	20,887	—	20,887
Total construction and land	20,887	—	20,887	—	20,887
Multifamily
LTV < 35%
Pass	205,025	—	205,025	—	205,025
Special Mention	99	111	210	—	210
Substandard	156	—	156	—	156
Total	205,280	111	205,391	—	205,391
LTV => 35%
Pass	9,569	—	9,569	—	9,569
Substandard	—	429	429	—	429
Total	9,569	429	9,998	—	9,998
Total multifamily	214,849	540	215,389	—	215,389
Commercial and industrial
Pass	25,419	—	25,419	—	25,419
Substandard	—	15	15	9	24
Total commercial and industrial	25,419	15	25,434	9	25,443
Home equity and lines of credit
Pass	25,340	45	25,385	—	25,385
Substandard	—	98	98	39	137
Total home equity and lines of credit	25,340	143	25,483	39	25,522
Other	355	4	359	—	359
Total loans acquired	789,715	2,767	792,482	758	793,240
	$2,920,105	$10,100	$2,930,205	$7,381	$2,937,586

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

NORTHFIELD BANCORP, INC.  AND SUBSIDIARIES
Notes to Consolidated Financial Statements - (Continued)

	December 31, 2015
	Performing (Accruing) Loans
	0-29 Days Past Due	30-89 Days Past Due	Total	Non-Performing Loans	Total Loans Receivable, net
Total originated loans held-for-investment	1,902,790	20,402	1,923,192	8,393	1,931,585
Loans acquired:
One-to-four family residential
LTV < 60%
Pass	313,425	312	313,737	—	313,737
Special Mention	549	—	549	—	549
Substandard	737	177	914	429	1,343
Total	314,711	489	315,200	429	315,629
LTV => 60%
Pass	14,759	—	14,759	—	14,759
Substandard	284	—	284	—	284
Total	15,043	—	15,043	—	15,043
Total one-to-four family residential	329,754	489	330,243	429	330,672
Commercial
LTV < 35%
Pass	2,164	—	2,164	—	2,164
Substandard	—	729	729	—	729
Total	2,164	729	2,893	—	2,893
LTV => 35%
Pass	5,536	—	5,536	—	5,536
Special Mention	883	—	883	—	883
Substandard	1,848	—	1,848	—	1,848
Total	8,267	—	8,267	—	8,267
Total commercial	10,431	729	11,160	—	11,160
Multifamily
LTV < 35%
Pass	4,695	—	4,695	—	4,695
Special Mention	138	—	138	—	138
Total	4,833	—	4,833	—	4,833
LTV => 35%
Pass	59,632	—	59,632	—	59,632
Special Mention	314	—	314	—	314
Total	59,946	—	59,946	—	59,946
Total multifamily	64,779	—	64,779	—	64,779
Home equity and lines of credit
Pass	2,404	—	2,404	—	2,404
Total home equity and lines of credit	2,404	—	2,404	—	2,404
Total loans acquired	407,368	1,218	408,586	429	409,015
	$2,310,158	$21,620	$2,331,778	$8,822	$2,340,600

NORTHFIELD BANCORP, INC.  AND SUBSIDIARIES
Notes to Consolidated Financial Statements - (Continued)

The following table summarizes originated and acquired (subsequent to acquisition) impaired loans as of December 31, 2016 and 2015 (in thousands):

	At December 31, 2016			December 31, 2015
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With No Allowance Recorded:
Real estate loans:
Commercial
Substandard	$—	$139	$—	$—	$139	$—
LTV => 35%
Pass	3,911	4,047	—	4,051	4,188	—
Special Mention	—	—	—
Substandard	14,780	16,868	—	13,371	14,748	—
One-to-four family residential
LTV < 60%
Pass	633	633	—	221	221	—
Substandard	184	184	—	234	234	—
LTV => 60%
Substandard	620	848	—	150	167
Multifamily
LTV < 35%
Substandard	156	156	—	—	—	—
LTV => 35%
Pass	63	534	—	75	545	—
Substandard	—	—	—	1,012	1,012	—
Home Equity
Pass	39	39	—	—	—	—
Commercial and industrial loans
Substandard	75	75	—	87	87	—
With a Related Allowance Recorded:
Real estate loans:
Commercial
LTV => 35%
Substandard	2,019	2,019	(64)	4,891	5,430	(394)
One-to-four family residential
LTV < 60%
Pass	—	—	—	503	503	(33)
Substandard	1,522	1,522	(97)	1,604	1,604	(152)
LTV => 60%
Pass	275	275	(3)
Special Mention	—	—	—	1,034	1,081	(97)
Substandard	381	381	(41)	—	—	—
Multifamily
LTV => 35%
Pass	1,309	1,309	(95)	—	—	—
Substandard	—	—	—	1,371	1,371	(158)
Home equity and lines of credit
Pass	258	258	(5)	269	269	(11)
Special Mention	—	—	—	44	44	(19)
Substandard	39	39	(18)	41	41	(21)
Commercial and industrial loans
Special Mention	26	26	(5)	29	29	(4)
Total:
Real estate loans:
Commercial	20,710	23,073	(64)	22,313	24,505	(394)
One-to-four family residential	3,615	3,843	(141)	3,746	3,810	(282)
Multifamily	1,528	1,999	(95)	2,458	2,928	(158)
Home equity and lines of credit	336	336	(23)	354	354	(51)
Commercial and industrial loans	101	$101	(5)	116	116	(4)
	$26,290	$29,352	$(328)	$28,987	$31,713	$(889)

NORTHFIELD BANCORP, INC.  AND SUBSIDIARIES
Notes to Consolidated Financial Statements - (Continued)

Included in the table above at December 31, 2016, are impaired loans with carrying balances of $11.5 million that were not written down by charge-offs or for which there are no specific reserves in our allowance for loan losses.  Included in the impaired loans at December 31, 2015, are loans with carrying balances of $14.5 million that were not written down by charge-offs or for which there are no specific reserves in our allowance for loan losses.  Loans not written down by charge-offs or specific reserves at December 31, 2016 and 2015, have sufficient collateral values, less costs to sell (including any discounts to facilitate a sale), or sufficient future cash flows to support the carrying balances of the loans.

The following table summarizes the average recorded investment in originated and acquired impaired loans (excluding PCI loans) and interest recognized on impaired loans as of, and for, the years ended December 31, 2016, and December 31, 2015 (in thousands):

	December 31, 2016		December 31, 2015
	Average Recorded Investment	Interest Income	Average Recorded Investment	Interest Income
With No Allowance Recorded:
Real estate loans:
Commercial
LTV < 35%
Substandard	$—	$39	$—	$—
LTV => 35%
Pass	3,980	192	2,938	184
Special Mention	—	—	109	—
Substandard	13,853	450	12,593	884
One-to-four family residential
LTV < 60%
Pass	559	31	207	9
Special Mention	—	—	55	—
Substandard	213	21	188	22
One-to-four family residential
LTV => 60%
Substandard	339	26	101	3
Multifamily
LTV < 35%
Substandard	62	6	—	—
LTV => 35%
Pass	69	17	80	17
Substandard	582	—	688	27
Home equity and lines of credit
Pass	8	3
Special Mention	—	—	29	—
Commercial and industrial loans
Special Mention	—	—	59	—
Substandard	81	—	93	—
With a Related Allowance Recorded:
Real estate loans:
Commercial
LTV => 35%
Pass	—	—	668	—
Substandard	5,800	62	10,357	75
One-to-four family residential
LTV < 60%
Pass	137	—	263	19
Special Mention	—	—	127	—
Substandard	1,575	26	1,017	65
LTV => 60%
Pass	110	6	—	—
Special Mention	—	—	207	—
Substandard	796	4	377	102

NORTHFIELD BANCORP, INC.  AND SUBSIDIARIES
Notes to Consolidated Financial Statements - (Continued)

	December 31, 2016		December 31, 2015
	Average Recorded Investment	Interest Income	Average Recorded Investment	Interest Income
Multifamily
LTV => 35%
Pass	794	50	—	—
Substandard	546	—	1,399	52
Home equity and lines of credit
Pass	264	8	163	7
Special Mention	34	—	129	3
Substandard	40	1	25	2
Commercial and industrial loans
Pass	—	—
Special Mention	27	1	24	2
Substandard	—	—	82	—
Total:
Real estate loans:
Commercial	23,633	743	26,665	1,143
One-to-four family residential	3,729	114	2,542	220
Multifamily	2,053	73	2,167	96
Home equity and lines of credit	346	12	346	12
Commercial and industrial loans	108	1	258	2
	$29,869	$943	$31,978	$1,473

There were no loans modified as troubled debt restructurings (“TDRs”) during the year ended December 31, 2016. The following tables summarize loans that were modified in a troubled debt restructuring during the year ended December 31, 2015:

	Year Ended December 31, 2015
		Pre-Modification	Post-Modification
	Number of	Outstanding Recorded	Outstanding Recorded
	Relationships	Investment	Investment
		(Dollars in thousands)
Commercial real estate loans
Substandard	3	$8,957	$8,457
One-to-four Family
Pass	1	20	20
Substandard	8	1,889	1,889
Home equity and lines of credit
Substandard	1	43	43
Total Troubled Debt Restructurings	13	$10,909	$10,409

One of the commercial real estate relationships in the table above, with a pre-modification outstanding recorded investment of $6.3 million, represents five loans to one borrower that were restructured into one loan, and then subsequently sold, during the year ended December 31, 2015. These loans were restructured to provide partial forgiveness of debt, after the borrower made a $500,000 principal payment. The remaining relationships in the table above were restructured to receive reduced interest rates. There were two loans modified as TDRs during the year ended December 31, 2015, that subsequently defaulted, consisting of two one-to-four family residential loans to one borrower, with a recorded investment of $361,000 at December 31, 2016, one of which totaling approximately $184,000, was paid off in full in February 2017.

At December 31, 2016 and 2015, we had TDRs of $22.4 million and $26.6 million, respectively.

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

(6)	Premises and Equipment, Net

At December 31, 2016 and 2015, premises and equipment, less accumulated depreciation and amortization, consists of the following (in thousands):

	December 31,
	2016	2015
At cost:
Land	$4,018	$2,530
Buildings and improvements	8,856	6,695
Capital leases	2,600	2,600
Furniture, fixtures, and equipment	21,962	19,954
Leasehold improvements	27,398	26,197
	64,834	57,976
Accumulated depreciation and amortization	(37,924)	(34,333)
Premises and equipment, net	$26,910	$23,643

Depreciation expense for the years ended December 31, 2016, 2015, and 2014, was $3.6 million, $3.4 million, and $3.6 million, respectively.

There were no sales of premises and equipment in 2016, 2015, or 2014.

(7)	Deposits

Deposit account balances are summarized as follows (dollars in thousands):

	As of December 31,
	2016		2015
	Amount	Weighted Average Rate	Amount	Weighted Average Rate
Transaction:
Negotiable orders of withdrawal	$467,440	0.34%	$217,813	0.25%
Non-interest bearing checking	390,484	—%	263,073	—%
Total transaction	857,924	0.19%	480,886	0.11%
Savings:
Money market	818,660	0.67%	548,132	0.62%
Savings	500,926	0.24%	524,043	0.47%
Total savings	1,319,586	0.51%	1,072,175	0.55%
Certificates of deposit:
Under $250,000	484,480	1.22%	461,127	1.11%
$250,000 or more	51,597	1.48%	38,741	1.73%
Total certificates of deposit	536,077	1.24%	499,868	1.15%
Total deposits	$2,713,587	0.55%	$2,052,929	0.59%

The Company had brokered deposits (included in certificates of deposit in the above table) of $98.8 million and $157.1 million at December 31, 2016 and 2015, respectively.

NORTHFIELD BANCORP, INC.  AND SUBSIDIARIES
Notes to Consolidated Financial Statements - (Continued)

Scheduled maturities of certificates of deposit are summarized as follows (in thousands):

December 31, 2016
2017	$237,733
2018	109,599
2019	94,622
2020	78,344
2021	15,779
Thereafter	—
Total	$536,077

Interest expense on deposits is summarized as follows (in thousands):

	December 31,
	2016	2015	2014
Negotiable order of withdrawal and money market	$5,634	$2,816	$1,766
Savings-passbook and statement	2,124	2,141	445
Certificates of deposit	6,529	5,466	3,180
	$14,287	$10,423	$5,391

(8)	Borrowings

Borrowings consisted of securities sold under agreements to repurchase, FHLB advances, and obligations under capital leases and are summarized as follows (in thousands):

	December 31,
	2016	2015
Repurchase agreements	$8,000	$63,000
Other borrowings:
FHLB advances	453,220	487,130
Floating rate advances	11,463	7,272
Obligations under capital leases	523	727
	$473,206	$558,129

FHLB advances are secured by a blanket lien on unencumbered securities and the Company’s FHLB capital stock.

Repurchase agreements and FHLB advances have contractual maturities as follows (in thousands):

	December 31, 2016
	FHLB	Repurchase
	Advances	Agreements
2017	$159,003	$6,000
2018	140,715	2,000
2019	93,502	—
2020	60,000	—
2021	—	—
	$453,220	$8,000

At December 31, 2016, repurchase agreements have a weighted average rate of 3.19%, with $4.0 million maturing in the first quarter of 2017 and $4.0 million maturing in more than 90 days.  The repurchase agreements are secured primarily by mortgage-backed securities with an amortized cost of $13.7 million, and a fair value of $13.9 million, at December 31, 2016.  At December 31, 2015, repurchase agreements had a weighted average rate of 2.77%, with $51.0 million maturing in the first quarter of 2016 and $12.0 million maturing in more than 90 days. The repurchase agreements were secured primarily by mortgage-backed securities with an amortized cost of $69.1 million, and a fair value of $70.7 million, at December 31, 2015.

NORTHFIELD BANCORP, INC.  AND SUBSIDIARIES
Notes to Consolidated Financial Statements - (Continued)

The Company has the ability to obtain additional funding from the FHLB and Federal Reserve Bank discount window of approximately $837.8 million, utilizing unencumbered and unpledged securities of $123.0 million and multifamily loans of $798.6 million at December 31, 2016.  The Company expects to have sufficient funds available to meet current commitments in the normal course of business.

Interest expense on borrowings is summarized as follows (in thousands):

	December 31,
	2016	2015	2014
Repurchase agreements	$569	$2,446	$4,161
FHLB advances	6,743	6,742	5,717
Floating rate advances	27	17	3
Obligations under capital leases	42	60	80
	$7,381	$9,265	$9,961

(9)	Income Taxes

Income tax expense (benefit) consists of the following (in thousands):

	December 31,
	2016	2015	2014
Federal tax expense (benefit):
Current	$14,218	$11,796	$11,195
Deferred	(1,260)	(2,305)	(1,675)
	12,958	9,491	9,520
State and local tax expense (benefit):
Current	2,506	1,811	1,828
Deferred	(1,799)	673	508
	707	2,484	2,336
Total income tax expense	$13,665	$11,975	$11,856

Reconciliation between the amount of reported total income tax expense and the amount computed by multiplying the applicable statutory income tax rate for the years ended December 31, 2016, 2015, and 2014, is as follows (dollars in thousands):

	December 31,
	2016	2015	2014
Tax expense at statutory rate of 35%	$13,928	$11,027	$11,242
Increase (decrease) in taxes resulting from:
State tax, net of federal income tax	460	1,615	1,519
Bank owned life insurance	(1,399)	(1,319)	(1,366)
Merger related costs	74	201	—
Incentive stock options	299	210	134
Uncertain tax position	178	51	131
Other, net	125	190	196
Income tax expense	$13,665	$11,975	$11,856

NORTHFIELD BANCORP, INC.  AND SUBSIDIARIES
Notes to Consolidated Financial Statements - (Continued)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2016 and 2015, are as follows (in thousands):

	December 31,
	2016	2015
Deferred tax assets:
Allowance for loan losses	$9,470	$9,514
Capitalized leases	213	287
Deferred compensation	5,686	2,450
Accrued salaries	1,128	910
Postretirement benefits	576	555
Equity awards	5,005	4,707
Unrealized actuarial losses on post retirement benefits	124	217
Straight-line leases adjustment	1,219	1,099
Asset retirement obligation	89	97
Reserve for accrued interest receivable	1,116	775
Reserve for loan commitments	193	127
Employee Stock Ownership Plan	642	532
Other	366	358
Depreciation	2,509	2,123
Fair value adjustments of acquired loans	10,168	7,105
Fair value adjustments of pension benefit obligations	250	267
Unrealized losses on securities	2,775	1,780
Total gross deferred tax assets	41,529	32,903
Deferred tax liabilities:
Fair value adjustments of acquired securities	82	9
Fair value adjustments of deposit liabilities	547	30
Deferred loan fees	1,910	1,777
Other	59	21
Total gross deferred tax liabilities	2,598	1,837
Net deferred tax asset	$38,931	$31,066

The Company recorded net deferred tax assets of approximately $3.9 million as a result of the Hopewell Valley acquisition.

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

As a savings institution, the Bank is subject to a special federal tax provision regarding its frozen tax bad debt reserve. At December 31, 2016, and December 31, 2015, the Bank’s federal tax bad debt base-year reserve was $5.9 million, with a related net deferred tax liability of $2.8 million, which has not been recognized since the Bank does not expect that this reserve will become taxable in the foreseeable future. Events that would result in taxation of this reserve include redemptions of the Bank’s stock or certain excess distributions by the Bank to the Company.

NORTHFIELD BANCORP, INC.  AND SUBSIDIARIES
Notes to Consolidated Financial Statements - (Continued)

A reconciliation of the Company’s uncertain tax positions are as follows (in thousands):

	December 31,
	2016	2015	2014
Beginning balance	$281	$230	$679
Settlements based on tax positions related to prior years	—	—	(580)
Additions based on tax positions related to prior years	178	51	131
Ending balance	$459	$281	$230

The Company recognizes interest and penalties on income taxes in income tax expense.

The following years are open for examination or under examination:

•	Federal tax filings for 2013 through present.

•	New York State tax filings 2013 through present. The 2010 through 2012 filings are currently under examination.

•	New York City tax filings 2013 through present. The 2010 through 2012 filings are currently under examination.

•	State of New Jersey 2013 through present.

(10)	Retirement Benefits

The Company has a 401(k) plan for its employees, which grants eligible employees (those salaried employees with at least three months of service) the opportunity to invest from 2% to 15% of their base compensation in certain investment alternatives.  The Company contributes an amount equal to 25% of employee contributions on the first 6% of base compensation contributed by eligible employees for the first three years of participation.  Subsequent years of participation in excess of three years will increase the Company matching contribution from 25% to 50% of an employee’s contributions, on the first 6% of base compensation contributed by eligible employees.  A member becomes fully vested in the Company’s contributions upon (a) completion of five years of service, or (b) normal retirement, early retirement, permanent disability, or death.  The Company’s contribution to this plan amounted to approximately $384,000, $321,000, and $292,000 for the years ended December 31, 2016, 2015, and 2014, respectively.

The Company also maintains a profit-sharing plan in which the Company can contribute to the participant’s 401(k) account, at its discretion, up to the legal limit of the Internal Revenue Code.  The Company did not contribute to the profit sharing plan during 2016, 2015, and 2014.

The Company maintains the Northfield Bank ESOP.  The ESOP is a tax-qualified plan designed to invest primarily in the Company’s common stock.  The ESOP provides employees with the opportunity to receive a funded retirement benefit from the Bank, based primarily on the value of the Company’s common stock.  The ESOP purchased 2,463,884 shares of the Company’s common stock in the Company’s initial public offering at a price of $7.13 per share.  This purchase was funded with a loan from Northfield Bancorp, Inc. to the ESOP.  The outstanding balance at December 31, 2016 and 2015 was $12.1 million and $12.7 million, respectively.  The shares of the Company’s common stock purchased in the initial public offering are pledged as collateral for the loan.  Shares are released for allocation to participants as loan payments are made.  A total of 97,836 and 80,131 shares were released and allocated to participants of the ESOP for the years ended December 31, 2016 and 2015, respectively.  Cash dividends on unallocated shares are utilized to satisfy required debt payments.  Dividends on allocated shares are utilized to prepay debt which releases additional shares to participants.

Upon completion of the Company’s second-step conversion, a second ESOP was established for employees in 2013, which purchased 1,422,357 shares of the Company’s common stock at a price of $10.00 per share.  The purchase was funded with a loan from Northfield Bancorp, Inc. to the second ESOP.  The outstanding balance at December 31, 2016 and 2015 was $12.9 million and $13.3 million, respectively.  The shares of the Company’s common stock purchased in the second-step conversion are pledged as collateral for the loan.  Shares are released for allocation to participants as loan payments are made.  A total of 50,086 and 47,384 shares were released and allocated to participants of the second ESOP for the years ended December 31, 2016 and 2015, respectively.  Cash dividends on unallocated shares are utilized to satisfy required debt payments.  Dividends on allocated shares are utilized to prepay debt which releases additional shares to participants.

NORTHFIELD BANCORP, INC.  AND SUBSIDIARIES
Notes to Consolidated Financial Statements - (Continued)

ESOP compensation expense for both plans for the years ended December 31, 2016, 2015, and 2014 was $2.0 million, $1.9 million, and $1.7 million, respectively.

The Company maintains a Supplemental Employee Stock Ownership Plan (the "SESOP"), a non-qualified plan, that provides supplemental benefits to certain executives who are prevented from receiving the full benefits contemplated by the ESOP’s benefit formula due to tax law limits for tax-qualified plans.  The supplemental payments for the SESOP consist of cash payments representing the value of Company shares that cannot be allocated to participants under the ESOPs due to legal limitations imposed on tax-qualified plans.  The Company's required contributions to the SESOP plan were $82,000, $82,000, and $7,000 for the years ended December 31, 2016, 2015, and 2014, respectively.

The Company provides post retirement medical and life insurance to a limited number of retired individuals.  The Company also provides retiree life insurance benefits to all qualified employees, up to certain limits.  The following tables set forth the funded status and components of postretirement benefit costs at December 31 measurement dates (in thousands):

	2016	2015	2014
Accumulated postretirement benefit obligation beginning of year	$1,950	$1,846	$1,294
Service cost	8	9	6
Interest cost	71	62	53
Actuarial (gain) loss	(214)	149	578
Benefits paid	(118)	(116)	(85)
Accumulated postretirement benefit obligation end of year	1,697	1,950	1,846
Accrued liability (included in accrued expenses and other liabilities)	$1,697	$1,950	$1,846

The following table sets forth the amounts recognized in accumulated other comprehensive income (loss) (in thousands):

	December 31,
	2016	2015
Net loss	$310	$578
Transition obligation	—	—
Prior service cost	—	12
Loss recognized in accumulated other comprehensive income (loss)	$310	$590

The estimated net loss, prior service cost, and transition obligation, that will be amortized from accumulated other comprehensive income (loss) into net periodic cost in 2017, are $28,000,  $0, and $0 respectively.

The following table sets forth the components of net periodic postretirement benefit costs for the years ended December 31, 2016, 2015, and 2014 (in thousands):

	December 31,
	2016	2015	2014
Service cost	$8	$9	$6
Interest cost	71	62	53
Amortization of transition obligation	—	17	17
Amortization of prior service costs	12	38	24
Amortization of unrecognized loss (gain)	54	44	(11)
Net postretirement benefit cost included in compensation and employee benefits	$145	$170	$89

NORTHFIELD BANCORP, INC.  AND SUBSIDIARIES
Notes to Consolidated Financial Statements - (Continued)

The assumed discount rate related to plan obligations reflects the weighted average of published market rates for high-quality corporate bonds with terms similar to those of the plans expected benefit payments, rounded to the nearest quarter percentage point.  The Company’s discount rate and rate of compensation increase used in accounting for the plan are as follows:

	2016	2015	2014
Assumptions used to determine benefit obligation at period end:
Discount rate	3.50%	3.75%	3.50%
Rate of increase in compensation	4.00%	4.00%	4.00%
Assumptions used to determine net periodic benefit cost for the year:
Discount rate	3.75%	3.50%	4.25%
Rate of increase in compensation	4.00%	4.00%	4.00%

At December 31, 2016, a medical cost trend rate of 8.75% decreasing 0.50% per year thereafter until an ultimate rate of 4.75% is reached, was used in the plan’s valuation.  The Company’s healthcare cost trend rates are based, among other things, on the Company’s own experience and third-party analysis of recent and projected healthcare cost trends.

A one percentage-point change in assumed heath care cost trends would have the following effects (in thousands):

	One Percentage Point Increase		One Percentage Point Decrease
	2016	2015	2016	2015
Effect on benefits earned and interest cost	$6	$6	$(5)	$(4)
Effect on accumulated postretirement benefit obligation	121	156	(108)	(139)

A one percentage-point change in assumed heath care cost trends would have the following effects (in thousands):

	One Percentage Point Increase			One Percentage Point Decrease
	2016	2015	2014	2016	2015	2014
Aggregate of service and interest components of net periodic cost (benefit)	$6	$6	$4	$(5)	$(4)	$(3)

Benefit payments of approximately $118,000, $116,000, and $85,000 were made in 2016, 2015, and 2014, respectively. The benefits expected to be paid under the postretirement health benefits plan for the next five years are as follows: $120,000 in 2017; $123,000 in 2018; $126,000 in 2019; $128,000 in 2020; and $129,000 in 2021.  The benefit payments expected to be paid in the aggregate for the years 2022 through 2026 are $617,000.  The expected benefits are based on the same assumptions used to measure the Company’s benefit obligation at December 31, 2016, and include estimated future employee service.

The Company also maintained a defined benefit pension plan covering certain employees and individuals from the Flatbush Federal Savings and Loan Association Pension Plan (as part of the acquisition of Flatbush Federal Bancorp, Inc. and its wholly-owned subsidiary, Flatbush Federal Savings and Loan Association), which was terminated in February 2014, and resulted in the Company recognizing a pre-tax gain of $937,000.

The Company maintains a nonqualified plan to provide for the elective deferral of all or a portion of director fees by members of the board of directors, deferral of all or a portion of the compensation and/or annual incentive compensation payable to eligible employees of the Company, and to provide to certain officers of the Company benefits in excess of those permitted to be paid by the Company’s savings plan, ESOP, and profit-sharing plan under the applicable Internal Revenue Code.  The plan obligation was approximately $14.1 million and $6.9 million at December 31, 2016 and 2015, respectively, and is included in accrued expenses and other liabilities on the consolidated balance sheets.  Income under this plan was $503,000, $392,000, and $153,000 for the years ended December 31, 2016, 2015, and 2014, respectively. The Company invests to fund this future obligation, in various mutual funds designated as trading securities.  The securities are marked-to-market through current period earnings as a component of non-interest income.  Accrued obligations under this plan are credited or charged with the return on the trading securities portfolio as a component of compensation and benefits expense.

The Company entered into a supplemental retirement agreement with its former president and director in 2006.  The agreement provided for 120 monthly payments of $17,450.  The present value of the obligation, of approximately $1.6 million,

NORTHFIELD BANCORP, INC.  AND SUBSIDIARIES
Notes to Consolidated Financial Statements - (Continued)

was recorded in compensation and benefits expense in 2006. The payments were completed during 2016 and no obligation remains as of December 31, 2016. The present value of the obligation at December 31, 2015 was $154,000.

(11)	Equity Incentive Plan

In November 2016, the Company granted to an employee 20,000 restricted shares, and 40,000 stock options to purchase Company stock. These shares and options were issued out of the 2008 Equity Incentive Plan (the “2008 EIP”), which allows the Company to grant common stock or options to purchase common stock at specific prices to directors and employees of the Company. The 2008 EIP provides for the issuance or delivery of up to 4,311,796 shares of Northfield Bancorp, Inc. common stock subject to certain plan limitations. As of December 31, 2016, 40,085 restricted shares and 111,445 stock options remain available for issuance under the 2008 EIP.  All stock options and restricted stock granted to date vest in equal installments over a five-year period beginning one year from the date of grant. The vesting of options and restricted stock awards may accelerate in accordance with terms of the 2008 EIP.  Stock options were granted at an exercise price equal to the fair value of the Company’s common stock on the grant date based on quoted market prices and all have an expiration period of ten years.  The fair value of stock options granted on November 16, 2016, was estimated utilizing the Black-Scholes option pricing model using the following assumptions: an expected life of 6.5 years utilizing the simplified method, risk-free rate of return of 1.80%, volatility of 30.07% and a dividend yield of 1.74%.  The fair value of stock options granted on July 26, 2013, was estimated utilizing the Black-Scholes option pricing model using the following assumptions: an expected life of 6.5 years utilizing the simplified method, risk-free rate of return of 1.39%, volatility of 35.33% and a dividend yield of 1.98%.  The fair value of stock options granted on January 30, 2010, was estimated utilizing the Black-Scholes option pricing model using the following assumptions: an expected life of 6.5 years utilizing the simplified method, risk-free rate of return of 2.90%, volatility of 38.29% and a dividend yield of 1.81%. The fair value of stock options granted on May 29, 2009, was estimated utilizing the Black-Scholes option pricing model using the following assumptions: an expected life of 6.5 years utilizing the simplified method, risk-free rate of return of 2.88%, volatility of 38.39% and a dividend yield of 1.50%. The fair value of stock options granted on January 30, 2009, was estimated utilizing the Black-Scholes option pricing model using the following assumptions: an expected life of 6.5 years utilizing the simplified method, risk-free rate of return of 2.17%, volatility of 35.33% and a dividend yield of 1.61%. The Company is expensing the grant date fair value of all employee and director share-based compensation over the requisite service periods on a straight-line basis.

In May 2015, the Company granted to directors and employees 419,000 restricted shares, and 1,090,000 stock options to purchase Company stock. These shares and options were issued out of the 2014 Equity Incentive Plan (the “2014 EIP”), which allows the Company to grant common stock or options to purchase common stock at specific prices to directors and employees of the Company. The 2014 EIP provides for the issuance or delivery of up to 4,978,249 shares (1,422,357 restricted shares and 3,555,892 stock options) of Northfield Bancorp, Inc. common stock subject to certain plan limitations. All stock options and restricted stock granted to date vest in equal installments over a five-year period beginning one year from the date of grant. The vesting of options and restricted stock awards may accelerate in accordance with terms of the 2014 EIP. Stock options were granted at an exercise price equal to the fair value of the Company’s common stock on the grant date based on quoted market prices and all have an expiration period of ten years. The fair value of stock options granted on May 27, 2015, was estimated utilizing the Black-Scholes option pricing model using the following assumptions: an expected life of 6.5 years, risk-free rate of return of 1.67%, volatility of 32.06% and a dividend yield of 1.90%. As of December 31, 2016, 56,157 restricted shares and 86,852 stock options remain available for issuance under the 2014 EIP.

In 2014, the Company granted to directors and employees 1,001,200 restricted shares, and 2,502,600 stock options to purchase Company stock. These shares and options were issued out of the 2014 EIP. All stock options and restricted stock granted to date vest in equal installments over a five-year period beginning one year from the date of grant. The vesting of options and restricted stock awards may accelerate in accordance with terms of the 2014 EIP. Stock options were granted at an exercise price equal to the fair value of the Company’s common stock on the grant date based on quoted market prices and all have an expiration period of ten years. The fair value of stock options granted on June 11, 2014, was estimated utilizing the Black-Scholes option pricing model using the following assumptions: an expected life of 6.5 years, risk-free rate of return of 1.92%, volatility of 33.83% and a dividend yield of 1.83%. The fair value of stock options granted on December 8, 2014, was estimated utilizing the Black-Scholes option pricing model using the following assumptions: an expected life of 6.5 years, risk-free rate of return of 1.81%, volatility of 32.92% and a dividend yield of 1.68%.

During the years ended December 31, 2016, 2015, and 2014, the Company recorded, $7.3 million, $6.8 million, and $2.8 million of stock-based compensation.

NORTHFIELD BANCORP, INC.  AND SUBSIDIARIES
Notes to Consolidated Financial Statements - (Continued)

The following table is a summary of the Company’s non-vested stock options as of December 31, 2016, and changes therein during the year then ended:

	Number of Stock Options	Weighted Average Grant Date Fair Value	Weighted Average Exercise Price	Weighted Average Contractual Life (years)
Outstanding- December 31, 2014	5,138,072	$3.08	$10.04	7.44
Granted	1,090,000	4.07	14.76	9.41
Forfeited	(73,040)	3.91	13.13	—
Exercised	(143,171)	2.33	7.22	—
Outstanding- December 31, 2015	6,011,861	3.30	10.93	6.41
Granted	40,000	4.94	18.44	9.88
Forfeited	(32,520)	4.00	13.78	—
Exercised	(690,671)	2.52	7.84	—
Outstanding- December 31, 2016	5,328,670	3.41	11.36	5.78
Exercisable- December 31, 2016	2,985,272	$2.92	$9.44	4.15

Expected future stock option expense related to the non-vested options outstanding as of December 31, 2016, is $7.0 million over an average period of 2.9 years.

The following is a summary of the status of the Company’s restricted shares as of December 31, 2016, and changes therein during the year then ended:

	Number of Shares Awarded	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2014	1,003,074	$13.11
Granted	419,000	14.76
Vested	(196,492)	13.09
Forfeited	(31,720)	13.13
Non-vested at December 31, 2015	1,193,862	13.70
Granted	20,000	18.44
Vested	(277,580)	13.61
Forfeited	(12,280)	13.87
Non-vested at December 31, 2016	924,002	$13.82

Expected future stock award expense related to the non-vested restricted awards as of December 31, 2016, is $9.8 million over an average period of 2.9 years.

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

At December 31, 2016 and 2015, the following commitment and contingent liabilities existed that are not reflected in the accompanying consolidated financial statements (in thousands):

NORTHFIELD BANCORP, INC.  AND SUBSIDIARIES
Notes to Consolidated Financial Statements - (Continued)

	December 31,
	2016	2015
Commitments to extend credit	$46,069	$18,400
Unused lines of credit	78,825	69,414
Standby letters of credit	7,463	471

The Company’s maximum exposure to credit losses in the event of nonperformance by the other party to these commitments is represented by the contractual amount.  The Company uses the same credit policies in granting commitments and conditional obligations as it does for amounts recorded in the consolidated balance sheets.  These commitments and obligations do not necessarily represent future cash flow requirements.  The Company evaluates each customer’s creditworthiness on a case-by-case basis.  The amount of collateral obtained, if deemed necessary, is based on management’s assessment of risk.  Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third-party. The guarantees generally extend for a term of up to one year and are fully collateralized.  For each guarantee issued, if the customer defaults on a payment to the third-party, the Company would have to perform under the guarantee.  The unamortized fee on standby letters of credit approximates their fair value; such fees were insignificant at December 31, 2016, and at December 31, 2015.  The Company maintains an allowance for estimated losses on commitments to extend credit in other liabilities.  At December 31, 2016 and 2015, the allowance was $475,000 and $318,000, respectively, and changes to the allowance are recorded as a component of other non-interest expense.

At December 31, 2016, the Company was obligated under non-cancelable operating leases and capitalized leases on property used for banking purposes.  Most leases contain escalation clauses and renewal options which provide for increased rentals as well as for increases in certain property costs including real estate taxes, common area maintenance, and insurance.

The projected minimum annual rental payments and receipts under the capitalized leases and operating leases are as follows (in thousands):

	Rental Payments Capitalized Leases	Rental Payments Operating Leases
Year ending December 31:
2017	$254	$4,682
2018	262	4,290
2019	44	3,957
2020	—	3,956
2021	—	3,521
Thereafter	—	30,069
Total minimum lease payments	$560	$50,475

Net rental expense included in occupancy expense was approximately $5.2 million, $4.6 million, and $4.3 million for the years ended December 31, 2016, 2015, and 2014, respectively.

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

On January 1, 2015, a final rule issued by the federal bank regulatory agencies became effective which revised their leverage and risk-based capital requirements and the method for calculating risk-weighted assets to make them consistent with agreements that were reached by the Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Act.  Among other things, the new rule establishes a new common equity Tier 1 minimum capital requirement (4.5% of risk-weighted assets), increases the minimum Tier 1 capital to risk-based assets requirement (from 4% to 6% of risk-weighted assets) and assigns a higher risk weight (150%) to exposures that are more than 90 days past due or are on non-accrual status, and to certain commercial real estate facilities that finance the acquisition, development, or construction of real property.  The final rule also requires unrealized gains and losses on certain “available-for-sale” securities holdings to be included for purposes of calculating regulatory capital requirements unless a one-time opt-in or opt-out election is exercised.  The rule limits a banking organization's capital distributions and certain discretionary bonus payments if the banking organization does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets in addition to the amount necessary to meet its minimum risk-based capital requirements. The capital conservation buffer requirement was phased in beginning January 1, 2016, and will be fully phased by January 1, 2019. The final rule also implemented consolidated capital requirements for savings and loan holding companies, such as the Company, effective January 1, 2015.

Management believes that as of December 31, 2016, and December 31, 2015, the Bank exceeded all capital adequacy requirements to which it is subject. Further, the most recent OCC notification categorized the Bank as a well-capitalized institution under the prompt corrective action regulations. There have been no conditions or events since that notification that management believes have changed the Bank's classification.

The following is a summary of Northfield Bank’s regulatory capital amounts and ratios compared to the regulatory requirements as of December 31, 2016 and 2015, for classification as a well-capitalized institution and minimum capital (dollars in thousands):

					For Well
			For Capital		Capitalized
			Adequacy		Under Prompt Corrective
	Actual		Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2016:
Common Equity Tier 1 Capital (to risk-weighted assets)	$553,715	17.75%	$140,371	4.50%	$202,758	6.50%
Tier 1 Leverage	553,715	14.55	152,213	4.00	190,267	5.00
Tier I capital (to risk-weighted assets)	553,715	17.75	187,161	6.00	249,548	8.00
Total capital (to risk-weighted assets)	578,828	18.56	249,548	8.00	311,935	10.00
As of December 31, 2015:
Common Equity Tier 1 Capital (to risk-weighted assets)	$498,067	20.19%	$111,025	4.50%	$160,369	6.50%
Tier 1 Leverage	498,067	15.72	126,744	4.00	158,429	5.00
Tier I capital (to risk-weighted assets)	498,067	20.19	148,033	6.00	197,378	8.00
Total capital (to risk-weighted assets)	523,223	21.21	197,378	8.00	246,722	10.00%

NORTHFIELD BANCORP, INC.  AND SUBSIDIARIES
Notes to Consolidated Financial Statements - (Continued)

The following is a summary of the Company's regulatory capital amounts and ratios compared to the regulatory requirements as of December 31, 2016 and 2015, for classification as a well-capitalized institution and minimum capital (dollars in thousands).

					For Well
			For Capital		Capitalized
			Adequacy		Under Prompt Corrective
	Actual		Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2016:
Common Equity Tier 1 Capital (to risk-weighted assets)	$586,055	18.79%	$140,329	4.50%	$202,698	6.50%
Tier 1 Leverage	586,055	15.40	152,213	4.00	190,267	5.00
Tier I capital (to risk-weighted assets)	586,055	18.79	187,106	6.00	249,474	8.00
Total capital (to risk-weighted assets)	611,168	19.60	249,474	8.00	380,533	10.00
As of December 31, 2015:
Common Equity Tier 1 Capital (to risk-weighted assets)	$546,564	22.15%	$111,025	4.50%	$160,369	6.50%
Tier 1 Leverage	546,564	17.25	126,764	4.00	158,455	5.00
Tier I capital (to risk-weighted assets)	546,564	22.15	148,033	6.00	197,378	8.00
Total capital (to risk-weighted assets)	571,720	23.17	197,378	8.00	246,722	10.00

(14)	Fair Value of Measurement

The following table presents the assets reported on the consolidated balance sheet at their estimated fair value as of December 31, 2016 and 2015, by level within the Fair Value Measurements and Disclosures Topic of the FASB Accounting Standards Codification.  Financial assets and liabilities are classified in their entirety based on the level of input that is significant to the fair value measurement.  The fair value hierarchy is as follows:

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

NORTHFIELD BANCORP, INC.  AND SUBSIDIARIES
Notes to Consolidated Financial Statements - (Continued)

The following tables summarize financial assets and financial liabilities measured at fair value as of December 31, 2016 and 2015, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands):

	Fair Value Measurements at December 31, 2016 Using:
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Measured on a recurring basis:
Assets:
Investment securities:
Available-for-sale:
Mortgage-backed securities
GSE	$448,842	$—	$448,842	$—
Non-GSE	270	—	270	—
Debt securities
Municipal bonds	2,158	—	2,158
Corporate bonds	45,159	—	45,159	—
Other securities
Equity investments - mutual funds	1,218	271	947	—
Other	1,250	—	1,250	—
Total available-for-sale	498,897	271	498,626	—
Trading securities	7,857	7,857	—	—
Total	$506,754	$8,128	$498,626	$—
Measured on a non-recurring basis:
Assets:
Impaired loans:
Real estate loans:
Commercial real estate	$10,730	$—	$—	$10,730
One-to-four family residential mortgage	2,177	—	—	2,177
Multifamily	1,276	—	—	1,276
Home equity and lines of credit	274	—	—	274
Total impaired real estate loans	14,457	—	—	14,457
Commercial and industrial loans	21	—	—	21
Other real estate owned	850	—	—	850
Total	$15,328	$—	$—	$15,328

NORTHFIELD BANCORP, INC.  AND SUBSIDIARIES
Notes to Consolidated Financial Statements - (Continued)

	Fair Value Measurements at December 31, 2015 Using:
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Measured on a recurring basis:
Assets:
Investment securities:
Available-for-sale:
Mortgage-backed securities
GSE	$529,524	$—	$529,524	$—
Non-GSE	579	—	579	—
Debt securities
Corporate bonds	11,011	—	11,011	—
Other securities
Equities	481	481	—	—
Total available-for-sale	541,595	481	541,114	—
Trading securities	6,713	6,713	—	—
Total	$548,308	$7,194	$541,114	$—
Measured on a non-recurring basis:
Assets:
Impaired loans:
Real estate loans:
Commercial real estate	$9,091	$—	$—	$9,091
One-to-four family residential mortgage	2,873	—	—	2,873
Multifamily	1,288	—	—	1,288
Home equity and lines of credit	303	—	—	303
Total impaired real estate loans	13,555	—	—	13,555
Commercial and industrial loans	25	—	—	25
Other real estate owned	45	—	—	45
Total	$13,625	$—	$—	$13,625

The following table presents qualitative information for Level 3 assets measured at fair value on a non-recurring basis at December 31, 2016:

	Fair Value	Valuation Methodology	Unobservable Inputs	Range of Inputs
	(in thousands)
Impaired loans	$14,478	Appraisals	Discount for costs to sell	7.0%
			Discount for quick sale	10%
		Discounted cash flows	Interest rates	4.75% - 7.5%
Other real estate owned	$850	Appraisals	Discount for costs to sell	7.0%

The following table presents qualitative information for Level 3 assets measured at fair value on a non-recurring basis at December 31, 2015:

	Fair Value	Valuation Methodology	Unobservable Inputs	Range of Inputs
	(in thousands)
Impaired loans	$13,580	Appraisals	Discount for costs to sell	7.0%
			Discount for quick sale	10.0%
		Discounted cash flows	Interest rates	4.75% - 7.5%
Other real estate owned	$45	Appraisals	Discount for costs to sell	7.0%

NORTHFIELD BANCORP, INC.  AND SUBSIDIARIES
Notes to Consolidated Financial Statements - (Continued)

Available-for-Sale Securities: The estimated fair values for mortgage-backed securities, GSE bonds, and corporate securities are obtained from a nationally recognized third-party pricing service.  The estimated fair values are derived primarily from cash flow models, which include assumptions for interest rates, credit losses, and prepayment speeds.  Broker/dealer quotes are utilized as well when such quotes are available and deemed representative of the market.  The significant inputs utilized in the cash flow models are based on market data obtained from sources independent of the Company (observable inputs,) and are therefore classified as Level 2 within the fair value hierarchy.  The estimated fair value of equity securities classified as Level 1, are derived from quoted market prices in active markets.  Equity securities consist primarily of money market mutual funds.  There were no transfers of securities between Level 1 and Level 2 during the year ended December 31, 2016.

Trading Securities: Fair values are derived from quoted market prices in active markets.  The assets consist of publicly traded mutual funds.

Impaired Loans: At December 31, 2016, and December 31, 2015, the Company had originated impaired loans held-for-investment with outstanding principal balances of $17.7 million and $17.0 million that were recorded at their estimated fair value of $14.5 million and $13.6 million, respectively. The Company recorded a net decrease in the specific reserve for impaired loans of $562,000 and $725,000 for the years ended December 31, 2016 and 2015, respectively, and net charge-offs of $810,000 and $1.9 million for the years ended December 31, 2016 and 2015, respectively, utilizing Level 3 inputs.  For purposes of estimating fair value of impaired loans, management utilizes independent appraisals, if the loan is collateral dependent, adjusted downward by management, as necessary, for changes in relevant valuation factors subsequent to the appraisal date, or the present value of expected future cash flows for non-collateral dependent loans and troubled debt restructurings.

Other Real Estate Owned:  At December 31, 2016 and 2015, the Company had assets acquired through foreclosure of $850,000 and $45,000, respectively, recorded at estimated fair value, less estimated selling costs when acquired, thus establishing a new cost basis.  Estimated fair value is generally based on independent appraisals.  These appraisals include adjustments to comparable assets based on the appraisers’ market knowledge and experience, and are considered Level 3 inputs.  When an asset is acquired, the excess of the loan balance over fair value, less estimated selling costs, is charged to the allowance for loan losses.  If the estimated fair value of the asset declines, a write-down is recorded through non-interest expense.  The valuation of foreclosed assets is subjective in nature and may be adjusted in the future because of changes in the economic conditions.

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

NORTHFIELD BANCORP, INC.  AND SUBSIDIARIES
Notes to Consolidated Financial Statements - (Continued)

The estimated fair values of the Company’s significant financial instruments at December 31, 2016 and 2015, are presented in the following table (in thousands):

	December 31, 2016
		Estimated Fair Value
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$96,085	$96,085	$—	$—	$96,085
Trading securities	7,857	7,857	—	—	7,857
Securities available-for-sale	498,897	271	498,626	—	498,897
Securities held-to-maturity	10,148	—	10,118	—	10,118
FHLB of New York stock, at cost	25,123	—	25,123	—	25,123
Net loans held-for-investment	2,943,489	—	—	2,970,438	2,970,438
Financial liabilities:
Deposits	$2,713,587	$—	$2,720,176	$—	$2,720,176
Repurchase agreements and other borrowings	473,206	—	472,387	—	472,387
Advance payments by borrowers	12,331	—	12,331	—	12,331

	December 31, 2015
		Estimated Fair Value
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$51,853	$51,853	$—	$—	$51,853
Trading securities	6,713	6,713	—	—	6,713
Securities available-for-sale	541,595	481	541,114	—	541,595
Securities held-to-maturity	10,346	—	10,369	—	10,369
FHLB of New York stock, at cost	25,803	—	25,803	—	25,803
Net loans held-for-investment	2,348,945	—	—	2,375,028	2,375,028
Financial liabilities:
Deposits	$2,052,929	$—	$2,058,894	$—	$2,058,894
Repurchase agreements and other borrowings	558,129	—	557,537	—	557,537
Advance payments by borrowers	10,862	—	10,862	—	10,862

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

All of the Company's share repurchase programs permit shares to be repurchased in open market or private transactions, through block trades, and pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities and Exchange Commission. The number of shares remaining to be purchased is calculated utilizing the remaining approved repurchase amount divided by the closing price of the stock on that day. There were no shares remaining to be purchased at December 31, 2016 or 2015.

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

The following is a summary of the Company’s earnings per share calculations and reconciliation of basic to diluted earnings per share for the periods indicated (in thousands, except share data):

	December 31,
	2016	2015	2014
Net income available to common stockholders	$26,130	$19,531	$20,266

Weighted average shares outstanding-basic	44,374,389	42,285,712	49,006,129
Effect of non-vested restricted stock and stock options outstanding	1,343,498	1,192,769	1,026,130
Weighted average shares outstanding-diluted	45,717,887	43,478,481	50,032,259
Earnings per share-basic	$0.59	$0.46	$0.41
Earnings per share-diluted	$0.57	$0.45	$0.41
Anti-dilutive shares	777,733	2,679,507	1,471,303

NORTHFIELD BANCORP, INC.  AND SUBSIDIARIES
Notes to Consolidated Financial Statements - (Continued)

(17)	Parent-only Financial Information

The following condensed parent company only financial information reflects Northfield Bancorp, Inc.’s investment in its wholly-owned consolidated subsidiary, Northfield Bank, using the equity method of accounting.

Northfield Bancorp, Inc.
Condensed Balance Sheets

	December 31,
	2016	2015
	(in thousands)
Assets
Cash in Northfield Bank	$8,953	$22,504
Interest-earning deposits in other financial institutions	21	21
Investment in Northfield Bank	588,856	511,283
ESOP loan receivable	25,043	26,012
Other assets	118	516
Total assets	$622,991	$560,336
Liabilities and Stockholders' Equity
Total liabilities	$1,795	$557
Total stockholders' equity	621,196	559,779
Total liabilities and stockholders' equity	$622,991	$560,336

Northfield Bancorp, Inc.
 Condensed Statements of Comprehensive Income (Loss)

	Years Ended
	December 31,
	2016	2015	2014
	(in thousands)
Interest on ESOP loan	$913	$875	$903
Interest income on deposit in Northfield Bank	31	51	251
Gain (loss) on securities transactions, net	4	(4)	(2)
Undistributed earnings of Northfield Bank	26,303	19,718	20,331
Total income	27,251	20,640	21,483
Other expenses	936	891	956
Income tax expense	185	218	261
Total expense	1,121	1,109	1,217
Net income	$26,130	$19,531	$20,266
Comprehensive income:
Net income	$26,130	$19,531	$20,266
Other comprehensive (loss) income, net of tax	(1,346)	(2,221)	3,885
Comprehensive income	$24,784	$17,310	$24,151

NORTHFIELD BANCORP, INC.  AND SUBSIDIARIES
Notes to Consolidated Financial Statements - (Continued)

Northfield Bancorp, Inc.
 Condensed Statements of Cash Flows

	December 31,
	2016	2015	2014
	(in thousands)
Cash flows from operating activities
Net income	$26,130	$19,531	$20,266
Adjustments to reconcile net income to net cash provided by operating activities:
Increase in other assets	(1,998)	(453)	(969)
Increase (decrease) in other liabilities	1,238	377	(362)
Undistributed earnings of Northfield Bank	(26,303)	(19,718)	(20,329)
Net cash used in operating activities	(933)	(263)	(1,394)
Cash flows from investing activities
Cash consideration paid for business acquisition	(13,644)	—	—
Dividends from Northfield Bank	14,700	25,900	66,274
Net cash provided by investing activities	1,056	25,900	66,274
Cash flows from financing activities
Principal payments on ESOP loan receivable	969	922	865
Purchase of treasury stock	(2,201)	(48,446)	(138,702)
Dividends paid	(14,074)	(12,184)	(12,884)
Exercise of stock options	120	158	212
Additional tax benefit on stock awards	1,512	122	390
Net cash used in financing activities	(13,674)	(59,428)	(150,119)
Net decrease in cash and cash equivalents	(13,551)	(33,791)	(85,239)
Cash and cash equivalents at beginning of year	22,525	56,316	141,555
Cash and cash equivalents at end of year	$8,974	$22,525	$56,316

NORTHFIELD BANCORP, INC.  AND SUBSIDIARIES
Notes to Consolidated Financial Statements - (Continued)

(18)        Selected Quarterly Financial Data (Unaudited)

The following tables are a summary of certain quarterly financial data for the years ended December 31, 2016 and 2015:

	2016 Quarter Ended
	March 31	June 30	September 30	December 31
	(Dollars in thousands, except per share data)
Selected Operating Data:
Interest income	$30,169	$31,168	$31,525	$32,110
Interest expense	5,441	5,527	5,274	5,426
Net interest income	24,728	25,641	26,251	26,684
Provision (recoveries) for loan losses	(131)	14	472	280
Net interest income after provision for loan losses	24,859	25,627	25,779	26,404
Other income	2,229	2,533	2,667	2,643
Other expenses	21,499	17,494	17,377	16,576
Income before income tax expense	5,589	10,666	11,069	12,471
Income tax expense	1,929	3,681	3,782	4,273
Net income	$3,660	$6,985	$7,287	$8,198
Net income per basic common share	$0.08	$0.16	$0.16	$0.18
Net income per diluted common share	$0.08	$0.15	$0.16	$0.18
	2015 Quarter Ended
	March 31	June 30	September 30	December 31
	(Dollars in thousands, except per share data)
Selected Operating Data:
Interest income	$24,753	$25,037	$25,570	$26,398
Interest expense	4,769	4,752	4,997	5,170
Net interest income	19,984	20,285	20,573	21,228
Provision (recoveries) for loan losses	200	72	200	(119)
Net interest income after provision for loan losses	19,784	20,213	20,373	21,347
Other income	2,104	2,006	1,666	2,122
Other expenses	14,300	14,514	14,847	14,448
Income before income tax expense	7,588	7,705	7,192	9,021
Income tax expense	2,586	3,410	2,515	3,464
Net income	$5,002	$4,295	$4,677	$5,557
Net income per basic common share	$0.11	$0.10	$0.11	$0.13
Net income per diluted common share	$0.11	$0.10	$0.11	$0.13

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

John W. Alexander, our Chairman and Chief Executive Officer, and William R. Jacobs, our Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) or (the Exchange Act) as of December 31, 2016.  Based upon their evaluation, they each found that our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fourth quarter of 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting and we identified no material weaknesses requiring corrective action with respect to those controls.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016.  In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013).  Based on our assessment we believe that, as of December 31, 2016, the Company’s internal control over financial reporting is effective based on those criteria.

The Company’s independent registered public accounting firm that audited the consolidated financial statements has issued an audit report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016, and it is included in Item 8, under Part II of this Annual Report on Form 10-K.  This report appears on page 70 of this document.

ITEM 9B.	OTHER INFORMATION

None

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The sections of the Company’s definitive proxy statement for the Company’s 2017 Annual Meeting of the Stockholders (the “2017 Proxy Statement”) entitled “Proposal I-Election of Directors,” “Corporate Governance and Board Matters-Director and Director Nominee Evaluation Process,” “Executive Officers who are not Directors” “Other Information-Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance and Board Matters - Codes of Conduct and Ethics,” “Stockholder Communications,” and “Board of Directors, Leadership Structure, Role in Risk Oversight, Meetings and Standing Committees-Audit Committee” are incorporated herein by reference.

A copy of the Code of Conduct and Ethics for Employees, Officers, and Directors and the Code of Conduct and Ethics for Senior Financial Officers is available to shareholders under the investor relations tab on the Company's website at www.enorthfield.com.

ITEM 11.	EXECUTIVE COMPENSATION

The sections of the Company’s 2017 Proxy Statement entitled “Corporate Governance and Board Matters-Director Compensation” and “Executive Compensation” are incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The section of the Company’s 2017 Proxy Statement entitled “Voting Securities and Principal Holders Thereof”, is incorporated herein by reference.

Set forth below is information as of December 31, 2016, with respect to compensation plans (other than our employee stock ownership plan) under which equity securities of the Company are authorized for issuance:

	Equity Compensation Plan Information
	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights(1)	Number of Securities Remaining Available for Future Issuance Under Stock-Based Compensation Plans (Excluding Securities Reflected in First Column)
Equity compensation plans approved by security holders	5,328,670	$11.36	294,539
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	5,328,670	$11.36	294,539
(1) Represents the weighted average exercise price of outstanding options at December 31, 2016.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The sections of the Company’s 2017 Proxy Statement entitled “Corporate Governance and Board Matters-Transactions with Certain Related Persons” and “Board of Directors, Leadership Structure, Role in Oversight, Meetings and Standing Committees - Board of Directors” are incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The sections of the Company’s 2017 Proxy Statement entitled “Audit-Related Matters-Policy for Approval of Audit and Permitted Non-audit Services” and “Auditor Fees and Services” are incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)  Financial Statements

The following documents are filed as part of this Form 10-K.

(A) Reports of Independent Registered Public Accounting Firm
(B) Consolidated Balance Sheets - at December 31, 2016, and 2015
(C) Consolidated Statements of Comprehensive Income - Years ended December 31, 2016, 2015, and 2014
(D) Consolidated Statements of Changes in Stockholders’ Equity - Years ended December 31, 2016, 2015, and 2014
(E) Consolidated Statements of Cash Flows - Years ended December 31, 2016, 2015, and 2014
(F) Notes to Consolidated Financial Statements.

(a)(2)	Exhibits

3.1	Certificate of Incorporation of Northfield Bancorp, Inc. (4)
3.2	Bylaws of Northfield Bancorp, Inc. (4)
4	Form of Common Stock Certificate of Northfield Bancorp, Inc.(4)
10.1	Amended Employment Agreement with Kenneth J. Doherty (10) †
10.2	Amended Employment Agreement with Steven M. Klein (10) †
10.3	Supplemental Executive Retirement Agreement with Albert J. Regen (1) †
10.4	Northfield Bank 2015 Management Cash Incentive Compensation Plan (10) †
10.5	Short Term Disability and Long Term Disability for Senior Management (1) †
10.6	Northfield Bank Non-Qualified Deferred Compensation Plan (3) †
10.7	Northfield Bank Non-Qualified Supplemental Employee Stock Ownership Plan (3) †
10.8	Amended Employment Agreement with John W. Alexander (2) †
10.9	Amended Employment Agreement with Michael J. Widmer (2) †
10.10	Amendment to Northfield Bank Non-Qualified Deferred Compensation Plan (6) †
10.11	Amendment to Northfield Bank Non-Qualified Supplemental Employee Stock Ownership
Plan (6) †
10.12	Northfield Bancorp, Inc. 2008 Equity Incentive Plan (5) †
10.13	Form of Director Non-Statutory Stock Option Award Agreement under the 2008 Equity Incentive
Plan (6) †
10.14	Form of Director Restricted Stock Award Agreement under the 2008 Equity Incentive Plan (6) †
10.15	Form of Employee Non-Statutory Stock Option Award Agreement under the 2008 Equity
Incentive Plan (6) †
10.16	Form of Employee Incentive Stock Option Award Agreement under the 2008 Equity Incentive
Plan (6) †
10.17	Form of Employee Restricted Stock Award Agreement under the 2008 Equity Incentive
Plan (6) †
10.18	Northfield Bancorp, Inc. Management Cash Incentive Plan (7) †
10.19	Group Term Replacement Plan (9) †
10.20	Intentionally omitted
10.21	Amended Employment Agreement with William R. Jacobs (10) †
10.22	Northfield Bancorp, Inc. 2014 Equity Incentive Plan (12) †
10.23	Form of Employee Stock Option Award Agreement under the 2014 Equity Incentive Plan with the Exception of John W. Alexander and Steven M. Klein (13) †
10.24	Form of Employee Stock Option Award Agreement under the 2014 Equity Incentive Plan with John W. Alexander and Steven M. Klein (13) †
10.25	Form of Director Non-Statutory Stock Option Award Agreement under the 2014 Equity Incentive Plan (13) †
10.26	Form of Employee Restricted Stock Award Agreement under the 2014 Equity Incentive Plan with the exception of John W. Alexander and Steven M. Klein (13) †

10.27	Form of Employee Restricted Stock Award Agreement under the 2014 Equity Incentive Plan with John W. Alexander and Steven M. Klein (13) †
10.28	Form of Director Restricted Stock Award Agreement under the 2014 Equity Incentive Plan (13) †
10.29	Form of amendment to restricted stock award and stock option agreements to participants of the 2014 Equity Incentive Plan (2) †
10.30	Form of Employee Stock Option Award Agreement under the 2014 Equity Incentive Plan with the Exception of John W. Alexander and Steven M. Klein (14) †
10.31	Form of Employee Stock Option Award Agreement under the 2014 Equity Incentive Plan with John W. Alexander and Steven M. Klein (14) †
10.32	Form of Director Non-Statutory Stock Option Award Agreement under the 2014 Equity Incentive Plan (14) †
10.33	Form of Employee Restricted Stock Award Agreement under the 2014 Equity Incentive Plan with the exception of John W. Alexander and Steven M. Klein (14) †
10.34	Form of Employee Restricted Stock Award Agreement under the 2014 Equity Incentive Plan with John W. Alexander and Steven M. Klein (14) †
10.35	Form of Director Restricted Stock Award Agreement under the 2014 Equity Incentive Plan (14) †
10.36	Consulting Agreement between Northfield Bank and Patrick L. Ryan (15) †
10.37	Northfield Bancorp, Inc. 2016 Management Cash Incentive Plan, Amended January 27, 2016 †(16)
10.38	Form of Amendment to Employment Agreement effective January 1, 2016, with John W. Alexander, Steven M. Klein, Kenneth J. Doherty, William R. Jacobs, and Michael J. Widmer † (16)
10.39	Northfield Bancorp, Inc. 2017 Management Cash Incentive Plan, Amended January 25, 2017 † (17)
21	Subsidiaries of Registrant (1)
23	Consent of KPMG LLP *
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101
The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Statements of Changes in Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements.

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

(13)	Incorporated by reference to Northfield Bancorp Inc.’s Quarterly Report on Form 10-Q, dated June 30, 2014, filed with the Securities and Exchange Commission on August 11, 2014 (File Number 001-35791).

(14)	Incorporated by reference to Northfield Bancorp Inc.’s Quarterly Report on Form 10-Q, dated June 30, 2015, filed with the Securities and Exchange Commission on August 10, 2015 (File Number 001-35791).

(15)	Incorporated by reference to Northfield Bancorp Inc.’s Registration Statement on Form S-4/A, filed with the Securities and Exchange Commission on October 23, 2015 (File Number 333-207291)

(16)	Incorporated by reference to Northfield Bancorp Inc.’s Annual Report on Form 10-K dated December 31, 2015, filed with the Securities and Exchange Commission on March 15, 2016 (File Number 001-35791).

(17)	Incorporated by reference to Northfield Bancorp Inc.’s Current Report on Form 8-K dated January 25, 2017, filed with the Securities and Exchange Commission on January 30, 2017 (File Number 001-35791).

ITEM 16.	FOR 10-K SUMMARY

Not Applicable

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTHFIELD BANCORP, INC.

Date:	March 16, 2017	By:	/s/ John W. Alexander
John W. Alexander
Chairman and Chief Executive Officer
(Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date
/s/ John W. Alexander	Chairman and Chief Executive Officer (Principal Executive Officer)	March 16, 2017
John W. Alexander

/s/ William R. Jacobs	Chief Financial Officer (Principal Financial and Accounting Officer)	March 16, 2017
William R. Jacobs

/s/ Annette Catino	Director	March 16, 2017
Annette Catino

/s/ Gil Chapman	Director	March 16, 2017
Gil Chapman

/s/ John P. Connors, Jr	Director	March 16, 2017
John P. Connors, Jr.

/s/ Timothy C. Harrison	Director	March 16, 2017
Timothy C. Harrison

/s/ Karen J. Kessler	Director	March 16, 2017
Karen J. Kessler

/s/ Steven M. Klein	Director	March 16, 2017
Steven M. Klein

/s/ Susan Lamberti	Director	March 16, 2017
Susan Lamberti

/s/ Patrick L. Ryan	Director	March 16, 2017
Patrick Ryan

/s/ Frank P. Patafio	Director	March 16, 2017
Frank P. Patafio

/s/ Patrick E. Scura, Jr.	Director	March 16, 2017
Patrick E. Scura, Jr.