Form 10-Q
period 2017-03-31
Northfield Bancorp, Inc.
filed 2017-05-10
CIK 1493225

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON,  D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒.
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.
48,850,503 shares of Common Stock, par value $0.01 per share, were issued and outstanding as of April 28, 2017.

NORTHFIELD BANCORP, INC.
Form 10-Q Quarterly Report

PART I
ITEM 1.        FINANCIAL STATEMENTS

NORTHFIELD BANCORP, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited) (In thousands, except share amounts)

	March 31, 2017	December 31, 2016
ASSETS:
Cash and due from banks	$14,312	$18,412
Interest-bearing deposits in other financial institutions	36,994	77,673
Total cash and cash equivalents	51,306	96,085
Trading securities	8,396	7,857
Securities available-for-sale, at estimated fair value
(encumbered $7,860 at March 31, 2017, and $11,786 at December 31, 2016)	471,165	498,897
Securities held-to-maturity, at amortized cost	10,092	10,148
(estimated fair value of $10,040 at March 31, 2017, and $10,118 at December 31, 2016) (encumbered of $0 at March 31, 2017, and $2,108 at December 31, 2016)
Originated loans held-for-investment, net	2,243,870	2,144,346
Loans acquired	760,698	793,240
Purchased credit-impaired (PCI) loans held-for-investment	29,717	30,498
Loans held-for-investment, net	3,034,285	2,968,084
Allowance for loan losses	(25,284)	(24,595)
Net loans held-for-investment	3,009,001	2,943,489
Accrued interest receivable	9,794	9,714
Bank owned life insurance	147,752	148,047
Federal Home Loan Bank of New York stock, at cost	26,293	25,123
Premises and equipment, net	26,183	26,910
Goodwill	38,411	38,411
Other real estate owned	850	850
Other assets	44,713	44,563
Total assets	$3,843,956	$3,850,094

LIABILITIES AND STOCKHOLDERS’ EQUITY:
LIABILITIES:
Deposits	$2,676,270	$2,713,587
Borrowed funds	495,443	473,206
Advance payments by borrowers for taxes and insurance	15,309	12,331
Accrued expenses and other liabilities	26,553	29,774
Total liabilities	3,213,575	3,228,898

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value; 25,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value: 150,000,000 shares authorized, 60,933,707 shares issued at
March 31, 2017 and December 31, 2016, 48,843,879 and 48,526,658 outstanding at March 31, 2017, and December 31, 2016, respectively	609	609
Additional paid-in-capital	542,852	547,910
Unallocated common stock held by employee stock ownership plan	(23,212)	(23,466)
Retained earnings	277,406	268,226
Accumulated other comprehensive loss	(3,728)	(4,332)
Treasury stock at cost; 12,089,828 and 12,407,049 shares at March 31, 2017, and December 31, 2016, respectively	(163,546)	(167,751)
Total stockholders’ equity	630,381	621,196
Total liabilities and stockholders’ equity	$3,843,956	$3,850,094

See accompanying notes to unaudited consolidated financial statements.

NORTHFIELD BANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited) (In thousands, except per share data)

	Three Months Ended March 31,
	2017	2016
Interest income:
Loans	$29,008	$26,888
Mortgage-backed securities	2,356	2,769
Other securities	252	173
Federal Home Loan Bank of New York dividends	371	277
Deposits in other financial institutions	82	62
Total interest income	32,069	30,169
Interest expense:
Deposits	3,620	3,424
Borrowings	1,772	2,017
Total interest expense	5,392	5,441
Net interest income	26,677	24,728
Provision (recovery) for loan losses	372	(131)
Net interest income after provision for loan losses	26,305	24,859
Non-interest income:
Fees and service charges for customer services	1,218	1,198
Income on bank owned life insurance	2,458	989
Gains on securities transactions, net	408	2
Other	63	40
Total non-interest income	4,147	2,229
Non-interest expense:
Compensation and employee benefits	9,972	11,699
Occupancy	2,957	3,062
Furniture and equipment	305	354
Data processing	1,161	1,859
Professional fees	870	1,241
FDIC insurance	258	475
Other	2,021	2,809
Total non-interest expense	17,544	21,499
Income before income tax expense	12,908	5,589
Income tax expense	2,960	1,929
Net income	$9,948	$3,660
Net income per common share:
Basic	$0.22	$0.08
Diluted	$0.21	$0.08

See accompanying notes to unaudited consolidated financial statements.

NORTHFIELD BANCORP, INC. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME - (Continued) (Unaudited) (In thousands)
	Three Months Ended March 31,
	2017	2016
Net Income	$9,948	$3,660
Other comprehensive income:
Unrealized gains (losses) on securities:
Net unrealized holding gains on securities	979	7,277
Less: reclassification adjustment for net gains included in net income (included in gains (losses) on securities transactions, net)	—	(51)
Net unrealized gains	979	7,226
Post retirement benefit adjustment	27	—
Other comprehensive income, before tax	1,006	7,226
Income tax expense related to net unrealized holding gains on securities	(391)	(2,915)
Income tax expense related to reclassification adjustment for gains included in net income	—	20
Income tax expense related to post retirement benefit adjustment	(11)	—
Other comprehensive income, net of tax	604	4,331
Comprehensive income	$10,552	$7,991

See accompanying notes to unaudited consolidated financial statements.

NORTHFIELD BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Three Months Ended March 31, 2017 and 2016
(Unaudited) (In thousands, except share data)

	Common Stock
	Shares Outstanding	Par Value	Additional Paid-in Capital	Unallocated Common Stock Held by the Employee Stock Ownership Plan	Retained Earnings	Accumulated Other Comprehensive Income (loss) Net of tax	Treasury Stock	Total Stockholders' Equity
Balance at December 31, 2015	45,565,540	$582	$501,540	$(24,664)	$256,170	$(2,986)	$(170,863)	$559,779
Net income					3,660			3,660
Other comprehensive income, net of tax						4,331		4,331
Acquisition of Hopewell Valley Community Bank	2,707,381	27	41,694					41,721
ESOP shares allocated or committed to be released			232	258				490
Stock compensation expense			2,224					2,224
Additional tax benefit on equity awards			695					695
Exercise of stock options, net	148,548		(2,031)				2,031	—
Cash dividends declared ($0.07 per common share)					(3,175)			(3,175)
Treasury stock (average cost of $16.20 per share)	(59,413)						(990)	$(990)
Balance at March 31, 2016	48,362,056	$609	$544,354	$(24,406)	$256,655	$1,345	$(169,822)	$608,735

Balance at December 31, 2016	48,526,658	$609	$547,910	$(23,466)	$268,226	$(4,332)	$(167,751)	$621,196
Net income					9,948			9,948
Other comprehensive income, net of tax						604		604
Cumulative effect of change in accounting principle - adoption of ASU No. 2016-09			(2,898)		2,898			—
ESOP shares allocated or committed to be released			317	254				571
Stock compensation expense			1,636					1,636
Exercise of stock options, net	317,221		(4,113)				4,205	92
Cash dividends declared ($0.08 per common share)					(3,666)			(3,666)
Balance at March 31, 2017	48,843,879	$609	$542,852	$(23,212)	$277,406	$(3,728)	$(163,546)	$630,381

See accompanying notes to unaudited consolidated financial statements.

NORTHFIELD BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (In thousands)

	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities:
Net income	$9,948	$3,660
Adjustments to reconcile net income to net cash provided by operating activities:
Provision (recovery) for loan losses	372	(131)
ESOP and stock compensation expense	2,207	2,714
Excess tax benefit on equity awards	1,708	—
Depreciation	838	885
Amortization of premiums, and deferred loan costs, net of (accretion) of discounts, and deferred loan fees	500	526
Amortization intangible assets	98	114
Income on bank owned life insurance	(2,458)	(989)
Gains on securities transactions, net	(408)	(2)
Net purchases of trading securities	(131)	(449)
(Increase) decrease in accrued interest receivable	(80)	488
Decrease in other assets	422	158
Decrease in accrued expenses and other liabilities	(3,221)	(1,239)
Net cash provided by operating activities	9,795	5,735
Cash flows from investing activities:
Net increase in loans receivable	(66,192)	(17,233)
Purchases of Federal Home Loan Bank of New York stock	(5,400)	(2,250)
Redemptions of Federal Home Loan Bank of New York stock	4,230	3,600
Purchases of securities available-for-sale	(4)	—
Principal payments and maturities on securities available-for-sale	28,527	38,559
Principal payments and maturities on securities held-to-maturity	52	44
Proceeds from sale of securities available-for-sale	—	26,916
Purchases and improvements of premises and equipment	(111)	(161)
Net cash acquired in business combination	—	55,479
Net cash (used in) provided by investing activities	(38,898)	104,954
Cash flows from financing activities:
Net (decrease) increase in deposits	(37,317)	34,633
Dividends paid	(3,666)	(3,175)
Exercise of stock options	92	—
Purchase of employee restricted shares to fund statutory tax withholding	—	(990)
Additional tax benefit on equity awards	—	695
Increase in advance payments by borrowers for taxes and insurance	2,978	2,104
Repayments under capital lease obligations	(54)	(48)
Proceeds from securities sold under agreements to repurchase and other borrowings	98,294	51,735
Repayments related to securities sold under agreements to repurchase and other borrowings	(76,003)	(132,843)
Net cash used in financing activities	(15,676)	(47,889)
Net (decrease) increase in cash and cash equivalents	(44,779)	62,800
Cash and cash equivalents at beginning of period	96,085	51,853
Cash and cash equivalents at end of period	$51,306	$114,653

NORTHFIELD BANCORP, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued) (Unaudited) (In thousands)
	Three Months Ended March 31,
	2017	2016
Supplemental cash flow information:
Cash paid during the period for:
Interest	$5,506	$5,743
Income taxes	2,900	1,015
Non-cash transactions:
Loans charged-off/(recoveries), net	(316)	261
Acquisition:
Non-cash assets acquired, at fair value:
Securities available for sale	$—	$61,633
Loans	—	342,566
Accrued interest receivable	—	1,452
Bank-owned life insurance	—	11,269
Premises and equipment	—	5,926
Federal Home Loan Bank of New York stock, at cost	—	476
Goodwill and other intangible assets	—	24,265
Other assets	—	5,389
Total non-cash assets acquired	—	452,976
Non-cash liabilities assumed at fair value:
Deposits	—	456,203
Borrowings	—	2,213
Other liabilities	—	8,318
Total non-cash liabilities assumed	—	466,734
Net non-cash liabilities assumed	—	(13,758)
Net cash and cash equivalents acquired	—	55,479
Common stock issued in acquisition	$—	$41,721

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

In the opinion of management, all adjustments (consisting solely of normal and recurring adjustments) necessary for the fair presentation of the consolidated financial condition and the consolidated results of operations for the unaudited periods presented have been included. The results of operations and other data presented for the three months ended March 31, 2017, are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2017 or for any other period. Whenever necessary, certain prior year amounts are reclassified to conform to the current year presentation.
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

Certain information and note disclosures usually included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) for the preparation of interim financial statements. The consolidated financial statements presented should be read in conjunction with the audited consolidated financial statements and notes to consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2016, of Northfield Bancorp, Inc. as filed with the SEC.

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

The purchase accounting for the Hopewell Valley transaction is complete, and is reflected in both the table above and the Company's Consolidated Financial Statements.

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

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

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

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

Note 3 – Securities Available-for-Sale
The following is a comparative summary of mortgage-backed securities, other debt securities, and other securities available-for-sale at March 31, 2017, and December 31, 2016 (in thousands):

	March 31, 2017
		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
	cost	gains	losses	value
Mortgage-backed securities:
Pass-through certificates:
Government sponsored enterprises (GSE)	$210,840	$2,623	$2,710	$210,753
Real estate mortgage investment conduits (REMICs):
GSE	216,041	248	6,112	210,177
Non-GSE	152	—	7	145
	427,033	2,871	8,829	421,075
Other debt securities:
Municipal bonds	2,151	12	2	2,161
Corporate bonds	45,345	237	232	45,350
	47,496	249	234	47,511
Other securities
Equity investments-mutual funds	1,344	—	15	1,329
Other	1,250	—	—	1,250
Total securities available-for-sale	$477,123	$3,120	$9,078	$471,165

	December 31, 2016
		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
	cost	gains	losses	value
Mortgage-backed securities:
Pass-through certificates:
GSE	$225,047	$2,800	$3,298	$224,549
REMICs:
GSE	230,500	259	6,466	224,293
Non-GSE	280	—	10	270
	455,827	3,059	9,774	449,112
Debt securities:
Municipal bonds	2,151	13	6	2,158
Corporate bonds	45,373	150	364	45,159
	47,524	163	370	47,317
Other securities:
Equity investments - mutual funds	1,233	—	15	1,218
Other	1,250	—	—	1,250
	2,483	—	15	2,468
Total securities available-for-sale	$505,834	$3,222	$10,159	$498,897

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

The following is a summary of the expected maturity distribution of debt securities available-for-sale, other than mortgage-backed securities, at March 31, 2017 (in thousands):

Available-for-sale	Amortized cost	Estimated fair value
Due in one year or less	$1,735	$1,733
Due after one year through five years	40,659	40,589
Due after five years through ten years	5,102	5,189
	$47,496	$47,511

Contractual maturities for mortgage-backed securities are not included above, as expected maturities on mortgage-backed securities may differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without penalties.

For the three months ended March 31, 2017, the Company had no gross proceeds on sales of securities available-for-sale. For the three months ended March 31, 2016, the Company had gross proceeds of $26.9 million on sales of securities available-for-sale, with gross realized gains of approximately $74,000 and gross realized losses of approximately $23,000. The Company recognized net gains of $408,000 on its trading securities portfolio during the three months ended March 31, 2017. The Company recognized net losses of $49,000 on its trading securities portfolio during the three months ended March 31, 2016.  The Company did not recognize any other-than-temporary impairment charges during the three months ended March 31, 2017 or March 31, 2016.

Gross unrealized losses on mortgage-backed and other debt securities available-for-sale, and the estimated fair value of the related securities, aggregated by security category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2017, and December 31, 2016, were as follows (in thousands):

	March 31, 2017
	Less than 12 months		12 months or more		Total
	Unrealized	Estimated	Unrealized	Estimated	Unrealized	Estimated
	losses	fair value	losses	fair value	losses	fair value
Mortgage-backed securities:
Pass-through certificates:
GSE	$2,340	$90,681	$370	$7,913	$2,710	$98,594
REMICs:
GSE	1,635	77,658	4,477	89,234	6,112	166,892
Non-GSE	—	—	7	144	7	144
Debt securities:
Municipal bonds	2	1,683	—	—	2	1,683
Corporate bonds	232	26,131	—	—	232	26,131
Equity investments - mutual funds	15	952	—	—	15	952
Total	$4,224	$197,105	$4,854	$97,291	$9,078	$294,396

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

	December 31, 2016
	Less than 12 months		12 months or more		Total
	Unrealized	Estimated	Unrealized	Estimated	Unrealized	Estimated
	losses	fair value	losses	fair value	losses	fair value
Mortgage-backed securities:
Pass-through certificates:
GSE	$2,703	$121,878	$595	$8,402	$3,298	$130,280
REMICs:
GSE	1,622	75,586	4,844	97,726	6,466	173,312
Non-GSE	—	—	10	270	10	270
Debt securities:
Municipal bonds	6	1,679	—	—	6	1,679
Corporate bonds	364	26,022	—	—	364	26,022
Equity investments - mutual funds	15	947	—	—	15	947
Total	$4,710	$226,112	$5,449	$106,398	$10,159	$332,510

The Company held 20 pass-through mortgage-backed securities issued or guaranteed by GSEs, eight REMIC mortgage-backed securities issued or guaranteed by GSEs, and one REMIC mortgage-backed security not issued or guaranteed by a GSE that were in a continuous unrealized loss position of twelve months or greater at March 31, 2017. There were 17 pass-through mortgage-backed securities issued or guaranteed by GSEs, 12 REMIC mortgage-backed securities issued or guaranteed by a GSE, two municipal bonds, and five corporate bonds that were in an unrealized loss position of less than twelve months at March 31, 2017. All securities referred to above were rated investment grade at March 31, 2017.  The declines in value relate to the general interest rate environment and are considered temporary. The securities cannot be prepaid in a manner that would result in the Company not receiving substantially all of its amortized cost. The Company neither has an intent to sell, nor is it more likely than not that the Company will be required to sell, the securities before the recovery of their amortized cost basis or, if necessary, maturity.

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

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

Note 4 – Securities Held-to-Maturity
The following is a summary of mortgage-backed securities held-to-maturity at March 31, 2017, and December 31, 2016 (in thousands):

	March 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Mortgage-backed securities:
Pass-through certificates:
GSEs	$10,092	$22	$74	$10,040
Total securities held-to-maturity	$10,092	$22	$74	$10,040

	December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Mortgage-backed securities:
Pass-through certificates:
GSEs	$10,148	$29	$59	$10,118
Total securities held-to-maturity	$10,148	$29	$59	$10,118

Contractual maturities for mortgage-backed securities are not presented, as expected maturities on mortgage‑backed securities may differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without penalties. There were no sales of held-to-maturity securities for the three months ended March 31, 2017, or March 31, 2016. The Company did not recognize any other-than-temporary impairment charges in earnings on securities held-to-maturity during the three months ended March 31, 2017, or March 31, 2016.

Gross unrealized losses on mortgage-backed securities held-to-maturity, and the estimated fair value of the related securities, aggregated by security category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2017 and December 31, 2016, were as follows (in thousands):

	March 31, 2017		December 31, 2016
	Less than 12 months		Less than 12 months
	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value
Mortgage-backed securities:
Pass-through certificates:
GSEs	$74	$7,352	$59	$7,466
Total securities held-to-maturity	$74	$7,352	$59	$7,466

The Company held four pass-through mortgage-backed securities held-to-maturity, issued or guaranteed by GSE's that were in a continuous unrealized loss position of less than twelve months at March 31, 2017. Management evaluated these securities and concluded that the declines in value relate to the general interest rate environment and are considered temporary. The securities cannot be prepaid in a manner that would result in the Company not receiving substantially all of its amortized cost. The Company neither has an intent to sell, nor is it more likely than not that the Company will be required to sell, the securities before the recovery of their amortized cost basis or, if necessary, maturity.

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

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

Note 5 – Loans

Net loans held-for-investment are as follows (in thousands):

	March 31,	December 31,
	2017	2016
Real estate loans:
Multifamily	$1,608,722	$1,506,335
Commercial mortgage	409,075	412,667
One-to-four family residential mortgage	105,731	105,968
Home equity and lines of credit	66,575	65,437
Construction and land	13,467	14,065
Total real estate loans	2,203,570	2,104,472
Commercial and industrial loans	32,656	31,906
Other loans	1,159	1,497
Total commercial and industrial and other loans	33,815	33,403
Deferred loan cost, net	6,485	6,471
Originated loans held-for-investment, net	2,243,870	2,144,346
PCI Loans	29,717	30,498
Loans acquired:
One-to-four family residential mortgage	300,250	317,639
Multifamily	211,692	215,389
Commercial mortgage	181,690	188,001
Home equity and lines of credit	24,853	25,522
Construction and land	21,316	20,887
Total acquired real estate loans	739,801	767,438
Commercial and industrial loans	20,567	25,443
Other loans	330	359
Total loans acquired, net	760,698	793,240
Loans held-for-investment, net	3,034,285	2,968,084
Allowance for loan losses	(25,284)	(24,595)
Net loans held-for-investment	$3,009,001	$2,943,489

PCI loans totaled $29.7 million at March 31, 2017, as compared to $30.5 million at December 31, 2016. The majority of the PCI loan balance is attributable to those loans acquired as part of a Federal Deposit Insurance Corporation-assisted transaction. The Company accounts for PCI loans utilizing U.S. GAAP applicable to loans acquired with deteriorated credit quality. At March 31, 2017, PCI loans consist of approximately 29% commercial real estate loans and 48% commercial and industrial loans, with the remaining balance in residential and home equity loans. At December 31, 2016, PCI loans consist of approximately 30% commercial real estate loans and 48% commercial and industrial loans, with the remaining balance in residential and home equity loans.

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

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

The following table details the accretion of interest income for PCI loans for the three months ended March 31, 2017 and March 31, 2016 (in thousands):

	At or for the three months ended March 31,
	2017	2016
Balance at the beginning of period	$24,215	$22,853
Acquisition	—	845
Accretion into interest income	(1,452)	(1,280)
Balance at end of period	$22,763	$22,418

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

The following tables set forth activity in our allowance for loan losses, by loan type, as of and for the three months ended March 31, 2017, and March 31, 2016 (in thousands):

	Three Months Ended March 31, 2017
	Real Estate
	Commercial	One-to-Four Family	Construction and Land	Multifamily	Home Equity and Lines of Credit	Commercial and Industrial	Other	Unallocated	Originated Loans Total	Purchased Credit-Impaired	Acquired Loans	Total
Allowance for loan losses:
Beginning balance	$5,432	$664	$172	$14,952	$588	$1,720	$96	$—	$23,624	$896	$75	$24,595
Charge-offs	(4)	—	—	—	—	—	—	—	(4)	—	(23)	(27)
Recoveries	17	—	—	278	—	47	—	—	342	—	2	344
Provisions (credit)	(214)	(15)	(7)	954	(96)	(206)	(24)	—	392	—	(20)	372
Ending balance	$5,231	$649	$165	$16,184	$492	$1,561	$72	$—	$24,354	$896	$34	$25,284

	Three Months Ended March 31, 2016
	Real Estate
	Commercial	One-to-Four Family	Construction and Land	Multifamily	Home Equity and Lines of Credit	Commercial and Industrial	Other	Unallocated	Originated Loans Total	Purchased Credit-Impaired	Acquired Loans	Total
Allowance for loan losses:
Beginning balance	$7,106	$787	$261	$12,387	$795	$1,288	$155	$1,093	$23,872	$783	$115	$24,770
Charge-offs	(113)	—	—	(277)	—	—	—	—	(390)	—	—	(390)
Recoveries	127	—	—	—	—	2	—	—	129	—	—	129
Provisions (credit)	(923)	11	260	1,218	(14)	21	(67)	(627)	(121)	—	(10)	(131)
Ending balance	$6,197	$798	$521	$13,328	$781	$1,311	$88	$466	$23,490	$783	$105	$24,378

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

The following tables detail the amount of loans receivable held-for-investment, net of deferred loan fees and costs, that are evaluated individually, and collectively, for impairment, and the related portion of the allowance for loan losses that is allocated to each loan portfolio segment, at March 31, 2017, and December 31, 2016 (in thousands):

	March 31, 2017
	Real Estate
	Commercial	One-to-Four Family	Construction and Land	Multifamily	Home Equity and Lines of Credit	Commercial and Industrial	Other	Originated Loans Total	Purchased Credit-Impaired	Acquired Loans	Total
Allowance for loan losses:
Ending balance: individually evaluated for impairment	$—	$55	$—	$152	$19	$4	$—	$230	$—	$34	$264
Ending balance: collectively evaluated for impairment	$5,231	$594	$165	$16,032	$473	$1,557	$72	$24,124	$896	$—	$25,020
Loans, net:
Ending balance	$409,765	$106,286	$13,502	$1,612,500	$67,926	$32,732	$1,159	$2,243,870	$29,717	$760,698	$3,034,285
Ending balance: individually evaluated for impairment	$18,487	$2,231	$—	$2,254	$331	$170	$—	$23,473	$—	$1,162	$24,635
Ending balance: collectively evaluated for impairment	$391,278	$104,055	$13,502	$1,610,246	$67,595	$32,562	$1,159	$2,220,397	$29,717	$759,536	$3,009,650

	December 31, 2016
	Real Estate
	Commercial	One-to-Four Family	Construction and Land	Multifamily	Home Equity and Lines of Credit	Commercial and Industrial	Other	Originated Loans Total	Purchased Credit-Impaired	Acquired Loans	Total
Allowance for loan losses:
Ending balance: individually evaluated for impairment	$64	$66	$—	$95	$23	$5	$—	$253	$—	$75	$328
Ending balance: collectively evaluated for impairment	$5,368	$598	$172	$14,857	$565	$1,715	$96	$23,371	$896	$—	$24,267
Loans, net:
Ending balance	$413,352	$106,524	$14,092	$1,510,100	$66,767	$32,013	$1,498	$2,144,346	$30,498	$793,240	$2,968,084
Ending balance: individually evaluated for impairment	$20,710	$2,180	$—	$1,372	$336	$101	$—	$24,699	$—	$1,591	$26,290
Ending balance: collectively evaluated for impairment	$392,642	$104,344	$14,092	$1,508,728	$66,431	$31,912	$1,498	$2,119,647	$30,498	$791,649	$2,941,794

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

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

The following tables detail the recorded investment of originated loans held-for-investment, net of deferred fees and costs, by loan type and credit quality indicator at March 31, 2017, and December 31, 2016 (in thousands):

	March 31, 2017
	Real Estate
	Multifamily		Commercial		One-to-Four Family		Construction and Land	Home Equity and Lines of Credit	Commercial and Industrial	Other	Total
	< 35% LTV	=> 35% LTV	< 35% LTV	=> 35% LTV	< 60% LTV	=> 60% LTV
Internal Risk Rating
Pass	$128,554	$1,477,231	$65,194	$324,908	$57,466	$45,051	$13,502	$67,653	$31,851	$1,159	$2,212,569
Special Mention	19	4,117	—	3,828	699	—	—	29	670	—	9,362
Substandard	42	2,537	1,169	14,666	1,939	1,131	—	244	211	—	21,939
Originated loans held-for-investment, net	$128,615	$1,483,885	$66,363	$343,402	$60,104	$46,182	$13,502	$67,926	$32,732	$1,159	$2,243,870

	December 31, 2016
	Real Estate
	Multifamily		Commercial		One-to-Four Family		Construction and Land	Home Equity and Lines of Credit	Commercial and Industrial	Other	Total
	< 35% LTV	=> 35% LTV	< 35% LTV	=> 35% LTV	< 60% LTV	=> 60% LTV
Internal Risk Rating
Pass	$122,525	$1,381,231	$65,612	$323,842	$59,214	$43,316	$14,092	$66,489	$31,173	$1,498	$2,108,992
Special Mention	25	4,636	—	3,852	705	—	—	29	696	—	9,943
Substandard	40	1,643	1,179	18,867	1,807	1,482	—	249	144	—	25,411
Originated loans held-for-investment, net	$122,590	$1,387,510	$66,791	$346,561	$61,726	$44,798	$14,092	$66,767	$32,013	$1,498	$2,144,346

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

Included in loans receivable are loans for which the accrual of interest income has been discontinued due to deterioration in the financial condition of the borrowers. The recorded investment of these non-accrual loans was $5.5 million and $7.3 million at March 31, 2017, and December 31, 2016, respectively. Generally, loans are placed on non-accrual status when they become 90 days or more delinquent, or sooner if considered appropriate by management, and remain on non-accrual status until they are brought current, have six consecutive months of performance under the loan terms, and factors indicating reasonable doubt about the timely collection of payments no longer exist. Therefore, loans may be current in accordance with their loan terms, or may be less than 90 days delinquent and still be on a non-accruing status.

These non-accrual amounts included loans deemed to be impaired of $4.2 million and $5.7 million at March 31, 2017, and December 31, 2016, respectively. Loans on non-accrual status with principal balances less than $500,000, and therefore not meeting the Company’s definition of an impaired loan, amounted to $1.3 million and $1.7 million at March 31, 2017, and December 31, 2016, respectively. There were no loans held-for-sale at March 31, 2017, or December 31, 2016. Loans past due 90 days or more and still accruing interest were $922,000 and $60,000 at March 31, 2017, and December 31, 2016, respectively, and consisted of loans that are considered well secured and in the process of collection.

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

The following tables set forth the detail, and delinquency status, of non-performing loans (non-accrual loans and loans past due 90 days or more and still accruing), net of deferred fees and costs, at March 31, 2017, and December 31, 2016, excluding loans held-for-sale and PCI loans which have been segregated into pools. For PCI loans, each loan pool is accounted for as a single asset with a single composite interest rate and an aggregate expectation of cash flows (in thousands):

	March 31, 2017
	Total Non-Performing Loans
	Non-Accruing Loans
	0-29 Days Past Due	30-89 Days Past Due	90 Days or More Past Due	Total	90 Days or More Past Due and Accruing	Total Non-Performing Loans
Loans held-for-investment:
Real estate loans:
Commercial
LTV => 35%
Substandard	$2,240	$339	$541	$3,120	$—	$3,120
Total commercial	2,240	339	541	3,120	—	3,120
One-to-four family residential
LTV < 60%
Pass	—	—	—	—	2	2
Substandard	504	254	255	1,013	8	1,021
Total one-to-four family residential	504	254	255	1,013	10	1,023
Multifamily
LTV < 35%
Substandard	—	—	4	4	—	4
LTV => 35%
Substandard	—	—	900	900	—	900
Total multifamily	—	—	904	904	—	904
Home equity and lines of credit
Substandard	92	—	—	92	—	92
Total home equity and lines of credit	92	—	—	92	—	92
Commercial and industrial loans
Substandard	72	—	—	72	—	72
Total commercial and industrial loans	72	—	—	72	—	72
Other loans
Pass	—	—	—	—	17	17
Total other	—	—	—	—	17	17
Total non-performing loans held-for-investment, originated	2,908	593	1,700	5,201	27	5,228
Loans acquired:
Commercial
LTV < 35%
Substandard	—	—	225	225	—	225
LTV => 35%
Substandard	—	—	59	59	258	317
Total commercial	—	—	284	284	258	542
One-to-four family residential
LTV < 60%
Substandard	—	—	—	—	206	206
Total one-to-four family residential	—	—	—	—	206	206
Multifamily
LTV => 35%
Substandard	—	—	—	—	428	428
Total multifamily	—	—	—	—	428	428
Home equity and lines of credit
Substandard	—	—	31	31	3	34
Total home equity and lines of credit	—	—	31	31	3	34
Commercial and industrial loans
Substandard	—	—	9	9	—	9
Total commercial and industrial loans	—	—	9	9	—	9
Total non-performing loans acquired	—	—	324	324	895	1,219
Total non-performing loans	$2,908	$593	$2,024	$5,525	$922	$6,447

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

	December 31, 2016
	Total Non-Performing Loans
	Non-Accruing Loans
	0-29 Days Past Due	30-89 Days Past Due	90 Days or More Past Due	Total	90 Days or More Past Due and Accruing	Total Non-Performing Loans
Loans held-for-investment:
Real estate loans:
Commercial
Substandard	$341	$—	$4,882	$5,223	$—	$5,223
Total commercial	341	—	4,882	5,223	—	5,223
One-to-four family residential
LTV < 60%
Substandard	384	383	442	1,209	9	1,218
Total	384	383	442	1,209	9	1,218
LTV => 60%
Substandard	—	—	—	—	43	43
Total	—	—	—	—	43	43
Total one-to-four family residential	384	383	442	1,209	52	1,261
Multifamily
LTV < 35%
Substandard	40	—	—	40	—	40
LTV => 35%
Substandard	—	—	3	3	—	3
Total multifamily	40	—	3	43	—	43
Home equity and lines of credit	—	96	—	96	—	96
Total non-performing loans held-for-investment, originated	765	479	5,327	6,571	52	6,623
Loans acquired:
Real estate loans:
Commercial
LTV < 35%
Substandard	—	—	231	231	—	231
LTV => 35%
Substandard	—	—	59	59	—	59
Total commercial	—	—	290	290	—	290
One-to-four family residential
LTV < 60%
Substandard	420	—	—	420	—	420
Total one-to-four family residential	420	—	—	420	—	420
Home equity and lines of credit	—	—	31	31	8	39
Commercial and industrial	—	—	9	9	—	9
Total non-performing loans acquired:	420	—	330	750	8	758
Total non-performing loans	$1,185	$479	$5,657	$7,321	$60	$7,381

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

The following tables set forth the detail and delinquency status of originated and acquired loans held-for-investment, net of deferred fees and costs, by performing and non-performing loans at March 31, 2017, and December 31, 2016 (in thousands):

	March 31, 2017
	Performing (Accruing) Loans
	0-29 Days Past Due	30-89 Days Past Due	Total	Non-Performing Loans	Total Loans Receivable, net
Loans held-for-investment:
Real estate loans:
Commercial
LTV < 35%
Pass	$64,572	$622	$65,194	$—	$65,194
Substandard	—	1,169	1,169	—	1,169
Total	64,572	1,791	66,363	—	66,363
LTV => 35%
Pass	323,601	1,307	324,908	—	324,908
Special Mention	3,828	—	3,828	—	3,828
Substandard	9,048	2,498	11,546	3,120	14,666
Total	336,477	3,805	340,282	3,120	343,402
Total commercial	401,049	5,596	406,645	3,120	409,765
One-to-four family residential
LTV < 60%
Pass	55,283	2,181	57,464	2	57,466
Special Mention	129	570	699	—	699
Substandard	663	255	918	1,021	1,939
Total	56,075	3,006	59,081	1,023	60,104
LTV => 60%
Pass	45,051	—	45,051	—	45,051
Substandard	713	418	1,131	—	1,131
Total	45,764	418	46,182	—	46,182
Total one-to-four family residential	101,839	3,424	105,263	1,023	106,286
Construction and land
Pass	13,502	—	13,502	—	13,502
Total construction and land	13,502	—	13,502	—	13,502
Multifamily
LTV < 35%
Pass	128,554	—	128,554	—	128,554
Special Mention	19	—	19	—	19
Substandard	38	—	38	4	42
Total	128,611	—	128,611	4	128,615
LTV => 35%
Pass	1,477,023	208	1,477,231	—	1,477,231
Special Mention	4,117	—	4,117	—	4,117
Substandard	86	1,551	1,637	900	2,537
Total	1,481,226	1,759	1,482,985	900	1,483,885
Total multifamily	1,609,837	1,759	1,611,596	904	1,612,500
Home equity and lines of credit
Pass	67,393	260	67,653	—	67,653
Special Mention	29	—	29	—	29
Substandard	152	—	152	92	244
Total home equity and lines of credit	67,574	260	67,834	92	67,926
Commercial and industrial
Pass	31,755	96	31,851	—	31,851
Special Mention	670	—	670	—	670
Substandard	139	—	139	72	211
Total commercial and industrial	32,564	96	32,660	72	32,732

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

	March 31, 2017
	Performing (Accruing) Loans (Continued)
	0-29 Days Past Due	30-89 Days Past Due	Total	Non-Performing Loans	Total Loans Receivable, net
Other loans - Pass	1,142	—	1,142	17	1,159
Total originated loans held-for-investment	$2,227,507	$11,135	$2,238,642	$5,228	$2,243,870
Acquired loans:
One-to-four family residential
LTV < 60%
Pass	268,349	2,455	270,804	—	270,804
Special Mention	492	—	492	—	492
Substandard	1,283	163	1,446	206	1,652
Total	270,124	2,618	272,742	206	272,948
LTV => 60%
Pass	27,164	—	27,164	—	27,164
Substandard	138	—	138	—	138
Total	27,302	—	27,302	—	27,302
Total one-to-four family residential	297,426	2,618	300,044	206	300,250
Commercial
LTV < 35%
Pass	58,943	72	59,015	—	59,015
Special Mention	95	187	282	—	282
Substandard	—	543	543	225	768
Total	59,038	802	59,840	225	60,065
LTV => 35%
Pass	116,313	130	116,443	—	116,443
Special Mention	—	581	581	—	581
Substandard	3,792	492	4,284	317	4,601
Total	120,105	1,203	121,308	317	121,625
Total commercial	179,143	2,005	181,148	542	181,690
Construction and land
Pass	21,316	—	21,316	—	21,316
Total construction and land	21,316	—	21,316	—	21,316
Multifamily
LTV < 35%
Pass	201,464	—	201,464	—	201,464
Special Mention	141	—	141	—	141
Substandard	155	—	155	—	155
Total	201,760	—	201,760	—	201,760
LTV => 35%
Pass	9,504	—	9,504	—	9,504
Substandard	—	—	—	428	428
Total	9,504	—	9,504	428	9,932
Total multifamily	211,264	—	211,264	428	211,692
Home equity and lines of credit
Pass	24,701	26	24,727	—	24,727
Substandard	92	—	92	34	126
Total home equity and lines of credit	24,793	26	24,819	34	24,853
Commercial and industrial
Pass	20,558	—	20,558	—	20,558
Substandard	—	—	—	9	9
Total commercial and industrial	20,558	—	20,558	9	20,567
Other - Pass	330	—	330	—	330
Total loans acquired	754,830	4,649	759,479	1,219	760,698
	$2,982,337	$15,784	$2,998,121	$6,447	$3,004,568

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

	December 31, 2016
	Performing (Accruing) Loans
	0-29 Days Past Due	30-89 Days Past Due	Total	Non-Performing Loans	Total Loans Receivable, net
Loans held-for-investment:
Real estate loans:
Commercial
LTV < 35%
Pass	$65,189	$423	$65,612	—	$65,612
Substandard	1,179	—	1,179	—	1,179
Total	66,368	423	66,791	—	66,791
LTV => 35%
Pass	322,307	1,535	323,842	—	323,842
Special Mention	3,852	—	3,852	—	3,852
Substandard	12,600	1,044	13,644	5,223	18,867
Total	338,759	2,579	341,338	5,223	346,561
Total commercial	405,127	3,002	408,129	5,223	413,352
One-to-four family residential
LTV < 60%
Pass	56,787	2,427	59,214	—	59,214
Special Mention	—	705	705	—	705
Substandard	589	—	589	1,218	1,807
Total	57,376	3,132	60,508	1,218	61,726
LTV => 60%
Pass	43,316	—	43,316	—	43,316
Substandard	1,439	—	1,439	43	1,482
Total	44,755	—	44,755	43	44,798
Total one-to-four family residential	102,131	3,132	105,263	1,261	106,524
Construction and land
Pass	14,092	—	14,092	—	14,092
Total construction and land	14,092	—	14,092	—	14,092
Multifamily
LTV < 35%
Pass	122,525	—	122,525	—	122,525
Special Mention	25	—	25	—	25
Substandard	—	—	—	40	40
Total	122,550	—	122,550	40	122,590
LTV => 35%
Pass	1,380,331	900	1,381,231	—	1,381,231
Special Mention	4,636	—	4,636	—	4,636
Substandard	1,640	—	1,640	3	1,643
Total	1,386,607	900	1,387,507	3	1,387,510
Total multifamily	1,509,157	900	1,510,057	43	1,510,100
Home equity and lines of credit
Pass	66,369	120	66,489	—	66,489
Special Mention	29	—	29	—	29
Substandard	153	—	153	96	249
Total home equity and lines of credit	66,551	120	66,671	96	66,767
Commercial and industrial loans
Pass	31,040	133	31,173	—	31,173
Special Mention	696	—	696	—	696
Substandard	144	—	144	—	144
Total commercial and industrial loans	31,880	133	32,013	—	32,013
Other loans
Pass	1,452	46	1,498	—	1,498
Other loans - Pass	1,452	46	1,498	—	1,498
Total originated loans held-for-investment	$2,130,390	$7,333	$2,137,723	$6,623	$2,144,346

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

	December 31, 2016
	Performing (Accruing) Loans
	0-29 Days Past Due	30-89 Days Past Due	Total	Non-Performing Loans	Total Loans Receivable, net
Loans Acquired
Real estate loans:
One-to-four family residential
LTV < 60%
Pass	285,116	21	285,137	—	285,137
Special Mention	502	—	502	—	502
Substandard	654	261	915	420	1,335
Total	286,272	282	286,554	420	286,974
LTV => 60%
Pass	30,199	—	30,199	—	30,199
Special Mention	—	—	—	—	—
Substandard	259	207	466	—	466
Total	30,458	207	30,665	—	30,665
Total one-to-four family residential	316,730	489	317,219	420	317,639
Commercial
LTV < 35%
Pass	61,646	7	61,653	—	61,653
Special Mention	286	—	286	—	286
Substandard	406	1,040	1,446	231	1,677
Total	62,338	1,047	63,385	231	63,616
LTV => 35%
Pass	119,932	132	120,064	—	120,064
Special Mention	446	138	584	—	584
Substandard	3,419	259	3,678	59	3,737
Total	123,797	529	124,326	59	124,385
Total commercial	186,135	1,576	187,711	290	188,001
Construction and land
Pass	20,887	—	20,887	—	20,887
Total construction and land	20,887	—	20,887	—	20,887
Multifamily
LTV < 35%
Pass	205,025	—	205,025	—	205,025
Special Mention	99	111	210	—	210
Substandard	156	—	156	—	156
Total	205,280	111	205,391	—	205,391
LTV => 35%
Pass	9,569	—	9,569	—	9,569
Substandard	—	429	429	—	429
Total	9,569	429	9,998	—	9,998
Total multifamily	214,849	540	215,389	—	215,389
Home equity and lines of credit
Pass	25,340	45	25,385	—	25,385
Substandard	—	98	98	39	137
Total home equity and lines of credit	25,340	143	25,483	39	25,522
Commercial and industrial loans
Pass	25,419	—	25,419	—	25,419
Substandard	—	15	15	9	24
Total commercial and industrial loans	25,419	15	25,434	9	25,443
Other	355	4	359	—	359
Total loans acquired	789,715	2,767	792,482	758	793,240
	$2,920,105	$10,100	$2,930,205	$7,381	$2,937,586

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

The following table summarizes originated and acquired impaired loans as of March 31, 2017, and December 31, 2016 (in thousands):

	March 31, 2017			December 31, 2016
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With No Allowance Recorded:
Real estate loans:
Commercial
LTV < 35%
Substandard	$—	$139	$—	$—	$139	$—
LTV => 35%
Pass	5,869	6,006	—	3,911	4,047	—
Substandard	12,618	14,387	—	14,780	16,868	—
One-to-four family residential
LTV < 60%
Pass	626	626	—	633	633	—
Substandard	587	645	—	184	184	—
LTV => 60%
Substandard	280	453	—	620	848	—
Multifamily
LTV < 35%
Substandard	155	155	—	156	156	—
LTV => 35%
Pass	60	531	—	63	534
Home equity and lines of credit
Pass	38	38		39	39	—
Commercial and industrial loans
Substandard	144	144	—	75	75	—
With a Related Allowance Recorded:
Real estate loans:
Commercial
LTV => 35%
Substandard	—	—	—	2,019	2,019	(64)
One-to-four family residential
LTV < 60%
Substandard	1,095	1,095	(48)	1,522	1,522	(97)
LTV => 60%
Pass	273	273	(4)	275	275	(3)
Substandard	377	377	(37)	381	381	(41)
Multifamily
LTV => 35%
Pass	1,294	1,294	(80)	1,309	1,309	(95)
Substandard	900	900	(72)	—	—	—
Home equity and lines of credit
Pass	255	255	(2)	258	258	(5)
Substandard	38	38	(17)	39	39	(18)
Commercial and industrial loans
Special Mention	26	26	(4)	26	26	(5)
Total:
Real estate loans
Commercial	18,487	20,532	—	20,710	23,073	(64)
One-to-four family residential	3,238	3,469	(89)	3,615	3,843	(141)
Multifamily	2,409	2,880	(152)	1,528	1,999	(95)
Home equity and lines of credit	331	331	(19)	336	336	(23)
Commercial and industrial loans	170	170	(4)	101	101	(5)
	$24,635	$27,382	$(264)	$26,290	$29,352	$(328)

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

Included in the above table at March 31, 2017, are impaired loans with carrying balances of $15.3 million that were not written down by charge-offs or for which there are no specific reserves in our allowance for loan losses.  Included in impaired loans at December 31, 2016, are loans with carrying balances of $11.5 million that were not written down by charge-offs or for which there are no specific reserves in our allowance for loan losses.  Loans not written down by charge-offs or specific reserves at March 31, 2017, and December 31, 2016, are considered to have sufficient collateral values, less costs to sell, to support the carrying balances of the loans.

The following table summarizes the average recorded investment in originated and acquired impaired loans (excluding PCI loans) and interest recognized on impaired loans as of, and for, the three months ended March 31, 2017 and March 31, 2016 (in thousands):

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

	Three Months Ended
	March 31, 2017		March 31, 2016
	Average Recorded Investment	Interest Income	Average Recorded Investment	Interest Income
With No Allowance Recorded:
Real estate loans:
Commercial
LTV < 35%
Substandard	$—	$5	$—	$—
LTV => 35%
Pass	4,890	64	4,033	45
Substandard	13,699	128	13,334	181
One-to-four family residential
LTV < 60%
Pass	630	8	438	5
Substandard	386	8	233	1
LTV => 60%
Substandard	450	5	150	1
Multifamily
LTV < 35%
Substandard	155	1	—	—
LTV => 35%
Pass	61	4	73	4
Substandard	—	—	873	4
Home equity and lines of credit
Pass	38	1	—	—
Commercial and industrial loans
Substandard	110	—	86	—
With a Related Allowance Recorded:
Real estate loans:
Commercial
LTV => 35%
Substandard	1,010	—	6,518	18
One-to-four family residential
LTV < 60%
Pass	—	—	282	4
Substandard	1,308	7	1,599	6
LTV => 60%
Pass	274	4	—	—
Substandard	379	1	1,029	4
Multifamily
LTV => 35%
Pass	1,302	12	—	—
Substandard	450	—	1,364	13
Home equity and lines of credit
Pass	257	2	268	2
Special Mention	—	—	44	1
Substandard	38	—	41	—
Commercial and industrial loans
Special Mention	26	—	29	—
Total:
Real estate loans
Commercial	19,599	197	23,885	244
One-to-four family residential	3,427	33	3,731	21
Multifamily	1,968	17	2,310	21
Home equity and lines of credit	333	3	353	3
Commercial and industrial loans	136	—	115	—
	$25,463	$250	$30,394	$289

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

There was one one-to-four family residential loan modified as a troubled debt restructuring (TDR) during the three months ended March 31, 2017. This loan had a pre- and post-modification balance of $256,000, and was restructured to receive a reduced interest rate. There were no loans modified as TDRs during the three months ended March 31, 2016.

At March 31, 2017, and December 31, 2016, we had TDRs of $22.6 million and $22.4 million, respectively.

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

At March 31, 2017 and March 31, 2016, no TDR loan that was restructured during the preceding twelve months had subsequently defaulted.

Note 6 – Deposits

Deposits account balances are summarized as follows (in thousands):

	March 31,	December 31,
	2017	2016
Non-interest-bearing demand	$383,808	$390,484
Interest-bearing negotiable orders of withdrawal (NOW)	386,096	467,440
Savings and money market	1,338,643	1,319,586
Certificates of deposit	567,723	536,077
Total deposits	$2,676,270	$2,713,587

Interest expense on deposit accounts is summarized for the periods indicated (in thousands):

	Three Months Ended
	March 31,
	2017	2016
Negotiable orders of withdrawal, savings, and money market	$2,030	$2,128
Certificates of deposit	1,590	1,296
Total interest expense on deposit accounts	$3,620	$3,424

Note 7 – Equity Incentive Plan

The following table is a summary of the Company’s stock options outstanding as of March 31, 2017, and changes therein during the three months then ended.

	Number of Stock Options	Weighted Average Grant Date Fair Value	Weighted Average Exercise Price	Weighted Average Contractual Life (years)
Outstanding - December 31, 2016	5,328,670	$3.41	$11.36	5.78
Exercised	(516,931)	$2.35	$7.30	—
Outstanding - March 31, 2017	4,811,739	$3.52	$11.80	5.90
Exercisable - March 31, 2017	2,468,341	$3.04	$9.89	4.29

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

Expected future stock option expense related to the non-vested options outstanding as of March 31, 2017, is $6.4 million over an average period of 2.63 years.
The following is a summary of the status of the Company’s restricted stock awards as of March 31, 2017, and changes therein during the three months then ended.

	Number of Shares Awarded	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2016	924,002	$13.82
Vested	—	—
Forfeited	—	—
Non-vested at March 31, 2017	924,002	$13.82

Expected future stock award expense related to the non-vested restricted share awards as of March 31, 2017, is $8.9 million over an average period of 2.67 years.

During the three months ended March 31, 2017 and 2016, the Company recorded $1.6 million and $2.1 million, respectively, of stock-based compensation related to the above plans.

Note 8 – Fair Value Measurements
The following tables present the assets reported on the consolidated balance sheet at their estimated fair value as of March 31, 2017, and December 31, 2016, by level within the fair value hierarchy as required by the Fair Value Measurements and Disclosures Topic of the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC).  Financial assets and liabilities are classified in their entirety based on the level of input that is significant to the fair value measurement.  The fair value hierarchy is as follows:

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

	Fair Value Measurements at March 31, 2017 Using:
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Measured on a recurring basis:
Assets:
Investment securities:
Available-for-sale:
Mortgage-backed securities:
GSE	$420,930	$—	$420,930	$—
Non-GSE	145	—	145	—
Other securities:
Municipal bonds	2,161	—	2,161	—
Corporate bonds	45,350	—	45,350	—
Equities	1,329	377	952	—
Other	1,250	—	1,250	—
Total available-for-sale	471,165	377	470,788	—
Trading securities	8,396	8,396	—	—
Total	$479,561	$8,773	$470,788	$—
Measured on a non-recurring basis:
Assets:
Impaired loans:
Real estate loans:
Commercial real estate	$4,867	$—	$—	$4,867
One-to-four family residential mortgage	1,794	—	—	1,794
Multifamily	2,102	—	—	2,102
Home equity and lines of credit	275	—	—	275
Total impaired real estate loans	9,038	—	—	9,038
Commercial and industrial loans	21	—	—	21
Other real estate owned	850	—	—	850
Total	$9,909	$—	$—	$9,909

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

	Fair Value Measurements at December 31, 2016 Using:
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Measured on a recurring basis:
Assets:
Investment securities:
Available-for-sale:
Mortgage-backed securities:
GSE	$448,842	$—	$448,842	$—
Non-GSE	270	—	270	—
Other securities:
Municipal bonds	2,158	—	2,158	—
Corporate bonds	45,159	—	45,159	—
Equities	1,218	271	947	—
Other	1,250	—	1,250	—
Total available-for-sale	498,897	271	498,626	—
Trading securities	7,857	7,857	—	—
Total	$506,754	$8,128	$498,626	$—
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

The following table presents qualitative information for Level 3 assets measured at fair value on a non-recurring basis at March 31, 2017, and December 31, 2016 (dollars in thousands):

	Fair Value		Valuation Methodology	Unobservable Inputs	Range of Inputs
	March 31, 2017	December 31, 2016			March 31, 2017	December 31, 2016
Impaired loans	$9,059	$14,478	Appraisals	Discount for costs to sell	7.0%	7.0%
				Discount for quick sale	10.0%	10.0%
			Discounted cash flows	Interest rates	4.75% to 7.5%	4.75% to 7.5%
Other real estate owned	$850	$850	Appraisals	Discount for costs to sell	7.0%	7.0%

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

Available for Sale Securities: The estimated fair values for mortgage-backed securities, corporate and other debt securities, and certain less liquid equity securities are obtained from an independent nationally recognized third-party pricing service. The estimated fair values are derived primarily from cash flow models, which include assumptions for interest rates, credit losses, and prepayment speeds. Broker/dealer quotes are utilized as well, when such quotes are available and deemed representative of the market. The significant inputs utilized in the cash flow models are based on market data obtained from sources independent of the Company (Observable Inputs), and are therefore classified as Level 2 within the fair value hierarchy. The estimated fair values of equity securities consisting of publicly traded mutual funds are classified as Level 1 and are derived from quoted market prices in active markets. There were no transfers of securities between Level 1 and Level 2 during the three months ended March 31, 2017.
Trading Securities: Fair values are derived from quoted market prices in active markets.  The assets consist of publicly traded mutual funds.

Impaired Loans: At March 31, 2017, and December 31, 2016, the Company had impaired loans held-for-investment (excluding PCI loans) with outstanding principal balances of $11.5 million and $17.7 million, respectively, which were recorded at their estimated fair value of $9.1 million and $14.5 million, respectively. The Company recorded a net decrease in the specific reserve for impaired loans of $64,000 for the three months ended March 31, 2017, and a net increase in the specific reserve for impaired loans of $203,000 for the three months ended March 31, 2016, utilizing level 3 inputs. For purposes of estimating fair value of impaired loans, management utilizes independent appraisals, if the loan is collateral dependent, adjusted downward by management, as necessary, for changes in relevant valuation factors subsequent to the appraisal date, or the present value of expected future cash flows for non-collateral dependent loans and troubled debt restructurings.

Other Real Estate Owned (OREO):  At both March 31, 2017 and December 31, 2016, the Company had assets acquired through foreclosure, or deed in lieu of foreclosure, of $850,000. These assets are recorded at estimated fair value, less estimated selling costs when acquired, establishing a new cost basis. Estimated fair value is generally based on independent appraisals. These appraisals include adjustments to comparable assets based on the appraisers’ market knowledge and experience, and are considered Level 3 inputs. When an asset is acquired, the excess of the loan balance over fair value, less estimated selling costs, is charged to the allowance for loan losses. If the estimated fair value of the asset declines, a write-down is recorded through non-interest expense. The valuation of foreclosed assets is subjective in nature and may be adjusted in the future because of changes in economic conditions.

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

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

The estimated fair value of the Company’s significant financial instruments at March 31, 2017, and December 31, 2016, is presented in the following tables (in thousands):

	March 31, 2017
		Estimated Fair Value
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$51,306	$51,306	$—	$—	$51,306
Trading securities	8,396	8,396	—	—	8,396
Securities available-for-sale	471,165	377	470,788	—	471,165
Securities held-to-maturity	10,092	—	10,040	—	10,040
Federal Home Loan Bank of New York stock, at cost	26,293	—	26,293	—	26,293
Net loans held-for-investment	3,009,001	—	—	3,000,146	3,000,146
Financial liabilities:
Deposits	$2,676,270	$—	$2,682,853	$—	$2,682,853
Borrowed funds	495,443	—	494,111	—	494,111
Advance payments by borrowers for taxes and insurance	15,309	—	15,309	—	15,309

	December 31, 2016
		Estimated Fair Value
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$96,085	$96,085	$—	$—	$96,085
Trading securities	7,857	7,857	—	—	7,857
Securities available-for-sale	498,897	271	498,626	—	498,897
Securities held-to-maturity	10,148	—	10,118	—	10,118
Federal Home Loan Bank of New York stock, at cost	25,123	—	25,123	—	25,123
Net loans held-for-investment	2,943,489	—	—	2,970,438	2,970,438
Financial liabilities:
Deposits	$2,713,587	$—	$2,720,176	$—	$2,720,176
Borrowed funds	473,206	—	472,387	—	472,387
Advance payments by borrowers for taxes and insurance	12,331	—	12,331	—	12,331

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

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

Note 9 – Earnings Per Share

Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of shares outstanding during the period. For purposes of calculating basic earnings per share, weighted average common shares outstanding excludes unallocated employee stock ownership plan (“ESOP”) shares that have not been committed for release and unvested restricted stock.

Diluted earnings per share is computed using the same method as basic earnings per share, but reflects the potential dilution that could occur if stock options and unvested shares of restricted stock were exercised and converted into common stock. These potentially dilutive shares would then be included in the weighted average number of shares outstanding for the period using the treasury stock method. In March 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, a new standard that simplifies certain aspects of accounting for share-based payments.The Company adopted ASU No. 2016-09 effective for the first quarter of 2017. The update amended the diluted earnings per share calculation in that excess tax benefits are no longer included in assumed proceeds when determining average diluted shares outstanding under the treasury stock method. This guidance is required to be applied prospectively upon adoption. For further discussion, see Note 10 “Recently Issued and Adopted Accounting Pronouncements”.

When applying the treasury stock method for the quarter ended March 31, 2017, we added the assumed proceeds from option exercises and the average unamortized compensation costs related to unvested shares of restricted stock and stock options. We then divided this sum by our average stock price for the period to calculate assumed shares repurchased. The excess of the number of shares issuable over the number of shares assumed to be repurchased is added to basic weighted average common shares to calculate diluted earnings per share. For the quarter ended March 31, 2016, we added (1) the assumed proceeds from option exercises; (2) the tax benefit, that would have been credited to additional paid-in capital assuming exercise of non-qualified stock options and vesting of shares of restricted stock; and (3) the average unamortized compensation costs related to unvested shares of restricted stock and stock options. We then divided this sum by our average stock price for the period to calculate assumed shares repurchased. The excess of the number of shares issuable over the number of shares assumed to be repurchased is added to basic weighted average common shares to calculate diluted earnings per share.

The following is a summary of the Company’s earnings per share calculations and reconciliation of basic to diluted earnings per share for the periods indicated (dollars in thousands, except per share data):

	Three Months Ended March 31,
	2017	2016
Net income available to common stockholders	$9,948	$3,660
Weighted average shares outstanding-basic	45,022,365	43,919,402
Effect of non-vested restricted stock and stock options outstanding	1,903,709	1,351,546
Weighted average shares outstanding-diluted	46,926,074	45,270,948
Earnings per share-basic	$0.22	$0.08
Earnings per share-diluted	$0.21	$0.08
Anti-dilutive shares	40,000	1,011,400

Note 10 – Recently Issued and Adopted Accounting Pronouncements

Accounting Pronouncements Adopted

In March 2016, the FASB issued ASU No. 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, a new standard that simplifies certain aspects of accounting for share-based payments. The amendments include the following:

•
Excess tax benefits and deficiencies resulting from exercise or vesting of stock awards are recorded as income tax expense or benefit on the income statement. Previously, excess tax benefits and certain tax deficiencies were recorded as equity in additional paid-in capital. This update is required to be applied prospectively upon adoption.

•
For diluted earnings per share calculations, excess tax benefits are no longer included in assumed proceeds when determining average diluted shares outstanding under the treasury stock method, resulting in changes to average diluted shares outstanding. This update is required to be applied prospectively upon adoption.

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

•
Excess tax benefits or deficiencies are included as income tax expense as discrete items in the period in which they occur, which impact the effective tax rate in each reporting period; however, these discrete items are not included in the projected annual effective tax rate calculation. This update is required to be applied prospectively upon adoption.

•
Excess tax benefits are presented as cash flows from operating activities. Previously, excess tax benefits were included as a cash inflow from financing activities. This update may be applied either prospectively or retrospectively upon adoption. The Company applied this update prospectively upon adoption and prior periods have not been adjusted.

•
Cash paid by an employer to taxing authorities when withholding shares for tax withholding purposes is presented as cash outflows from financing activities, which is consistent with the manner in which we have presented such employee withholding taxes in the past. Accordingly, no reclassification for prior periods is required. Beginning in 2017, the Company no longer withholds shares for tax withholding purposes and employees pay their own taxes.

•
An accounting policy election, using a modified retrospective transition method, to account for forfeitures as they occur or estimate the number of awards expected to be forfeited. The Company elected to account for forfeitures as they occur.

The Company adopted ASU No. 2016-09 effective for the first quarter of 2017 and upon adoption recorded a cumulative effect adjustment of $2.9 million to the opening balances of retained earnings and additional paid-in-capital. The most significant impact of the guidance resulted in the recognition of $1.7 million of excess tax benefits within income tax expense, which resulted in an increase to net income and earnings per share ($0.04 per diluted share). In addition, the guidance increases average diluted shares, since the Company no longer includes such excess tax benefits in the calculation of diluted shares. Adoption of this update does not affect the Company's or the Bank's total equity, book value per share, or regulatory capital ratios.

Accounting Pronouncements Not yet Adopted

In January 2017, the FASB issued ASU No. 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying
the Test for Goodwill Impairment. The ASU simplifies the subsequent measurement of goodwill impairment by eliminating the requirement to calculate the implied fair value of goodwill (i.e., the current Step 2 of the goodwill impairment test) to measure a goodwill impairment charge. As amended, the goodwill impairment test will consist of one step comparing the fair value of a reporting unit with its carrying amount. A goodwill impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value. The ASU is effective for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim and annual goodwill impairment testing dates after January 1, 2017. The adoption of this pronouncement is not expected to have a material effect on the Company's consolidated financial statements.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which requires that entities include restricted cash and restricted cash equivalents with cash and cash equivalents in the beginning-of-period and end-of-period total amounts shown on the Statement of Cash Flows. Prior to this pronouncement there was no guidance on how to present restricted cash and cash equivalents in the Statement of Cash Flows. ASU No. 2016-18 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, and is required to be applied retrospectively to all periods presented beginning in the year of adoption. The adoption of this pronouncement is not expected to have a material effect on the Company's consolidated financial statements.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which provides guidance on the classification of certain cash receipts and payments within the statement of cash flows. ASU No. 2016-15 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, and is required to be applied retrospectively to all periods presented beginning in the year of adoption. Since the ASU only impacts classification on the statements of cash flows, adoption will not affect the Company's consolidated financial position, results of operations or its cash and cash equivalents.

In June 2016, the FASB issued No. ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires credit losses on most financial assets measured at amortized cost and certain other instruments to be measured using an expected credit loss model (referred to as the current expected credit loss (CECL) model). Under this model, entities will estimate credit losses over the entire contractual term of the instrument from the date of initial recognition of that instrument. Current US GAAP is based on an incurred loss model that delays recognition of credit losses until it is probable the loss has been incurred. Accordingly, it is anticipated that credit losses will be recognized earlier under the CECL model than under the incurred loss model. ASU No. 2016-13 is effective for interim and annual reporting periods beginning after December 15, 2019. The Company is currently evaluating the potential effect of

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

adoption of this pronouncement on its consolidated financial statements, but the extent of the effect is indeterminable at this time as it will depend upon the nature and characteristics of the Company's loan portfolio at the adoption date, as well as economic conditions and forecasts at that date.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which is intended to increase transparency and comparability of accounting for lease transactions. The ASU will require all leases to be recognized on the balance sheet as lease assets and lease liabilities and will require both quantitative and qualitative disclosures regarding key information about leasing arrangements. Lessor accounting is largely unchanged. The guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within that reporting period. The Company is currently evaluating the potential effect of adoption of this pronouncement on its consolidated financial statements by reviewing its existing lease contracts and service contracts that may include embedded leases. The Company expects a gross-up of its consolidated balance sheet as a result of recognizing lease liabilities and right of use assets; the extent of such gross-up is under evaluation. The Company does not expect material changes to the recognition of operating lease expense in its consolidated statements of comprehensive income.

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
The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

•	adverse changes in general economic conditions, either nationally or in our market areas;

•	competition among depository and other financial institutions;

•	inflation and changes in the interest rate environment that reduce our margins and yields or reduce the fair value of financial instruments;

•	adverse changes in the securities or credit markets;

•	changes in laws, tax policies, or government regulations or policies affecting financial institutions, including changes in regulatory fees and capital requirements;

•	our ability to manage operations in the current or future economic conditions;

•	our ability to enter new markets successfully and capitalize on growth opportunities;

•	our ability to successfully integrate acquired entities;

•	changes in consumer spending, borrowing and savings habits;

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

Critical Accounting Policies

Note 1 to the Company’s Audited Consolidated Financial Statements for the year ended December 31, 2016 included in the Company’s Annual Report on Form 10-K, as supplemented by this report, contains a summary of significant accounting policies.  Various elements of these accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments.  Certain assets are carried in the Consolidated Balance Sheets at estimated fair value or the lower of cost or estimated fair value.  Policies with respect to the methodologies used to determine the allowance for loan losses, estimated cash flows of our purchased credit-impaired (“PCI”) loans, and judgments regarding the valuation of intangible assets and securities as well as the valuation allowance against deferred tax assets are the most critical accounting policies because they are important to the presentation of the Company’s financial condition and results of operations, involve a higher degree of complexity, and require management to make difficult and subjective judgments which often require assumptions or estimates about highly uncertain matters. The use of different judgments, assumptions, and estimates could result in material differences in the results of operations or financial condition.  These critical accounting policies and their application are reviewed periodically and, at least annually, with the Audit Committee of the Board of Directors.  For a further discussion of the critical accounting policies of the Company, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.
Overview
This overview highlights selected information and may not contain all the information that is important to you in understanding our performance during the period. For a more complete understanding of trends, events, commitments, uncertainties, liquidity, capital resources, and critical accounting estimates, you should read this entire document carefully, as well as our Annual Report on Form 10-K for the year ended December 31, 2016.

Net income was $9.9 million for the three months ended March 31, 2017, as compared to $3.7 million for the three months ended March 31, 2016. Basic and diluted earnings per common share were $0.22 and $0.21, respectively, for the three months ended March 31, 2017, compared to basic and diluted earnings per common share of $0.08 for the three months ended March 31, 2016. Earnings for the three months ended March 31, 2017, reflect the adoption of Accounting Standards Update (“ASU”) No. 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”) that resulted in a $1.7 million, or $0.04 per diluted share, reduction in income tax expense, and also reflects $1.5 million, or $0.02 per diluted share, of tax-exempt income from bank owned life insurance proceeds in excess of the cash surrender value of the policies. Earnings for the quarter ended March 31, 2016, included merger-related expenses associated with the acquisition of Hopewell Valley Community Bank (“Hopewell Valley”) of approximately $1.9 million, net of tax, or $0.04 per diluted share. For the three months ended March 31, 2017, our return on average assets was 1.05%, as compared to 0.41% for the three months ended March 31, 2016. For the three months ended March 31, 2017, our return on average stockholders’ equity was 6.44% as compared to 2.44% for the three months ended March 31, 2016.

Comparison of Financial Condition at March 31, 2017, and December 31, 2016
Total assets decreased $6.1 million, or 0.2%, to $3.84 billion at March 31, 2017, from $3.85 billion at December 31, 2016. The decrease was primarily due to decreases in cash and cash equivalents of $44.8 million and securities available-for-sale of $27.7 million, partially offset by an increase in loans held-for-investment, net, of $66.2 million.

Cash and cash equivalents decreased $44.8 million, or 46.6%, to $51.3 million at March 31, 2017, from $96.1 million at December 31, 2016. Balances fluctuate based on the timing of receipt of security and loan repayments and the redeployment of cash into other asset classes, or the funding of deposit or borrowing obligations.

The available-for-sale securities portfolio totaled $471.2 million at March 31, 2017, compared to $498.9 million at December 31, 2016, a decrease of $27.7 million, or 5.6%, primarily attributable to paydowns. At March 31, 2017, $420.9 million of the portfolio consisted of residential mortgage-backed securities issued or guaranteed by Fannie Mae, Freddie Mac, or Ginnie Mae. In addition, the Company held $45.4 million in corporate bonds, all of which were considered investment grade at March 31, 2017, and other securities of $4.7 million (including $1.3 million of equity investments in mutual funds).

 As of March 31, 2017, we estimate our non-owner occupied commercial real estate concentration (as defined by regulatory guidance issued in 2006) to total risk-based capital was approximately 379%. Management believes that Northfield Bank (the “Bank”) has implemented appropriate risk management practices including risk assessments, board approved underwriting policies and related procedures which include, monitoring bank portfolio performance, performing market analysis (economic and real estate), and stressing of the Bank’s commercial real estate portfolio under severe adverse economic conditions. Although management believes the Bank has implemented appropriate policies and procedures to manage our commercial real estate concentration risk, the Bank’s regulators could require us to implement additional policies and procedures or could require us to maintain higher levels of regulatory capital, which might adversely affect our loan originations, ability to pay dividends, and profitability.

Loans held-for-investment, net, increased $66.2 million to $3.03 billion at March 31, 2017, from $2.97 billion at December 31, 2016. The increase was primarily due to originated loan growth. Originated loans held-for-investment, net, totaled $2.24 billion at March 31, 2017, as compared to $2.14 billion at December 31, 2016.  The increase was primarily due to an increase in multifamily real estate loans of $102.4 million, or 6.8%, to $1.61 billion at March 31, 2017, from $1.51 billion at December 31, 2016. The following table details our multifamily real estate originations for the three months ended March 31, 2017 and 2016 (dollars in thousands):

For the Three Months Ended March 31, 2017
Multifamily Originations	Weighted Average Interest Rate	Weighted Average Loan-to-Value Ratio	Weighted Average Months to Next Rate Change or Maturity for Fixed Rate Loans	(F)ixed or (V)ariable	Amortization Term
$125,145	3.48%	61%	81	V	25 to 30 Years
2,290	3.76%	40%	180	F	15 Years
$127,435	3.48%	61%

For the Three Months Ended March 31, 2016
Multifamily Originations	Weighted Average Interest Rate	Weighted Average Loan-to-Value Ratio	Weighted Average Months to Next Rate Change or Maturity for Fixed Rate Loans	(F)ixed or (V)ariable	Amortization Term
$50,287	3.50%	57%	87	V	30 Years
2,675	3.96%	36%	181	F	15 Years
$52,962	3.53%	56%
Acquired loans decreased by $32.5 million to $760.7 million at March 31, 2017, from $793.2 million at December 31, 2016. The decrease was primarily due to paydowns.
PCI loans totaled $29.7 million at March 31, 2017, as compared to $30.5 million at December 31, 2016. The majority of the PCI loan balance is attributable to those loans acquired as part of a Federal Deposit Insurance Corporation-assisted transaction.

Total liabilities decreased $15.3 million, or 0.5%, to $3.21 billion at March 31, 2017, from $3.23 billion at December 31, 2016. The decrease was primarily attributable to decreases in deposits of $37.3 million and securities sold under agreements to repurchase totaling $4.0 million, partially offset by an increase in other borrowings of $26.2 million.

Deposits decreased $37.3 million, or 1.4%, to $2.68 billion at March 31, 2017, as compared to $2.71 billion at December 31, 2016. The decrease was attributable to decreases of $88.0 million in transaction accounts and $17.5 million in savings accounts, partially offset by increases of $36.5 million in money market accounts and $31.6 million in certificates of deposit accounts.

Borrowings and securities sold under agreements to repurchase increased by $22.2 million, or 4.7%, to $495.4 million at March 31, 2017, from $473.2 million at December 31, 2016.  Management utilizes borrowings to mitigate interest rate risk, for short-term liquidity, and to a lesser extent as part of leverage strategies.  The following is a table of term borrowing maturities (excluding capitalized leases and overnight borrowings) and the weighted average rate by year at March 31, 2017 (dollars in thousands):

Year	Amount	Weighted Average Rate
2017	$137,000	1.16%
2018	142,715	1.66%
2019	123,502	1.48%
2020	80,000	1.64%
	$483,217	1.47%

Total stockholders’ equity increased by $9.2 million to $630.4 million at March 31, 2017, from $621.2 million at December 31, 2016. The increase was primarily attributable to net income of $9.9 million for the three months ended March 31, 2017, and to a lesser extent a $2.3 million increase related to equity award activity and a $604,000 reduction in unrealized losses on our securities available-for-sale portfolio. These increases were partially offset by dividend payments of approximately $3.7 million.

Comparison of Operating Results for the Three Months Ended March 31, 2017 and 2016

Net income. Net income was $9.9 million and $3.7 million for the three months ended March 31, 2017, and March 31, 2016, respectively. Significant variances from the comparable prior year quarter are as follows: a $1.9 million increase in net interest income, a $503,000 increase in the provision for loan losses, a $1.9 million increase in non-interest income, a $4.0 million decrease in non-interest expense, and a $1.0 million increase in income tax expense.

Interest Income. Interest income increased $1.9 million, or 6.3%, to $32.1 million for the three months ended March 31, 2017, from $30.2 million for the three months ended March 31, 2016, due to an increase in the average balance of interest-earning assets of $184.5 million, or 5.5%, and a six basis point increase in yields earned on interest-earning assets. Interest income on loans increased by $2.1 million, primarily attributable to an increase in the average loan balances of $293.3 million, which was partially offset by an eight basis point decrease in the yield earned on loans. The Company accreted interest income related to its PCI loans of $1.5 million for the three months ended March 31, 2017, as compared to $1.3 million for the three months ended March 31, 2016. Interest income on loans for the three months ended March 31, 2017, reflected loan prepayment income of $327,000 compared to $244,000 for the three months ended March 31, 2016.

Interest Expense. Interest expense remained stable at $5.4 million for both the three months ended March 31, 2017 and March 31, 2016, as the $130.0 million increase in the average balance of interest-bearing liabilities was offset by a four basis point decrease in the cost of interest-bearing liabilities to 0.79% for the current quarter as compared to 0.83% for the comparable prior year quarter, primarily due to lower rates on borrowed funds.
Net Interest Income. Net interest income for the three months ended March 31, 2017, increased $1.9 million, or 7.9%, primarily due to a $184.5 million, or 5.5%, increase in our average interest-earning assets and a nine basis point increase in our net interest margin to 3.04%. The increase in average interest-earning assets was primarily attributable to increases in average loans outstanding of $293.3 million and other securities of $5.2 million, partially offset by decreases in average mortgage-backed securities of $86.6 million and interest-earning deposits in financial institutions of $28.6 million. The increase in average loans was primarily due to originated loan growth. Yields earned on interest-earning assets increased six basis points to 3.65% for the three months ended March 31, 2017, from 3.59% for the three months ended March 31, 2016. The cost of interest-bearing liabilities decreased four basis points to 0.79% for the three months ended March 31, 2017 as compared to 0.83% for the three months ended March 31, 2016, primarily due to lower rates on borrowed funds.

Provision for Loan Losses. The provision for loan losses increased by $503,000 to $372,000 for the three months ended March 31, 2017, from a negative provision of $131,000 for the three months ended March 31, 2016, primarily due to growth in the loan portfolio, partially offset by declines in non-performing loans and net recoveries during the three months ended March 31, 2017. Net recoveries, primarily due to insurance proceeds received related to a previously impaired loan, were $317,000 for the current quarter, compared to net charge-offs of $261,000 for the comparable prior year.

Non-interest Income. Non-interest income increased $1.9 million, or 86.0%, to $4.1 million for the three months ended March 31, 2017, from $2.2 million for the three months ended March 31, 2016. The increase was primarily the result of an increase of $1.5 million in income on bank owned life insurance, attributable to insurance proceeds in excess of the related cash surrender value of the policies, and $406,000 in gains on securities transactions, net. Securities gains, net, in the three months ended March 31, 2017, included gains of $408,000 related to the Company’s trading portfolio, while the comparative 2016 quarter included losses of $49,000 related to the Company’s trading portfolio. The trading portfolio is utilized to fund the Company’s deferred compensation obligation to certain employees and directors of the Company's deferred compensation plan (the Plan). The participants of this Plan, at their election, defer a portion of their compensation. Gains and losses on trading securities have no effect on net income since participants benefit from, and bear the full risk of, changes in the trading securities fair values. Therefore, the Company records an equal and offsetting amount in compensation expense, reflecting the change in the Company’s obligations under the Plan.

Non-interest Expense. Non-interest expense decreased $4.0 million, or 18.4%, to $17.5 million for the three months ended March 31, 2017, from $21.5 million for the three months ended March 31, 2016. The decrease was primarily due to a $3.2 million reduction in merger-related expenses associated with the Hopewell Valley acquisition reflected in the first quarter of 2016. Compensation and employee benefits expense decreased $1.7 million, primarily due to a reduction in severance, retention, and change-in-control compensation associated with the Hopewell Valley acquisition in the prior year quarter, partially offset by annual merit-related salary increases and an increase in expense related to the Company’s deferred compensation plan, which is described above, and had no effect on net income. Data processing costs decreased $698,000, primarily due to non-recurring conversion costs of $650,000 associated with the Hopewell Valley acquisition incurred in the prior year first quarter. Professional fees decreased $371,000 due to $557,000 of non-recurring merger-related professional fees associated with the Hopewell Valley acquisition incurred in the first quarter of 2016, partially offset by an increase in other professional fees. FDIC insurance expense decreased by $217,000 due to a reduction in the FDIC's assessment rates for depository institutions with less than $10.0 billion in assets, which became effective in the quarter ended September 30, 2016. Other expense decreased by $788,000, primarily due to lower Directors' equity award expense, and lower advertising expense, due in part to lower printing and production costs associated with Hopewell Valley customer communications and data conversion mailings in the first quarter of 2016.

Income Tax Expense. The Company recorded income tax expense of $3.0 million for the three months ended March 31, 2017, compared to $1.9 million for the three months ended March 31, 2016. The effective tax rate for the three months ended March 31, 2017, was 22.9% compared to 34.5% for the three months ended March 31, 2016. The Company adopted ASU 2016-09 in the first quarter of 2017, which resulted in, among other things, a $1.7 million reduction in income tax expense related to the exercise or vesting of equity awards. Previously, these tax benefits were recorded through equity as an adjustment to additional paid in capital. In addition, the effective tax rate for the quarter ended March 31, 2017, was affected by $1.5 million of tax-exempt income from bank owned life insurance proceeds in excess of the cash surrender value of the policies. In accordance with accounting standards, the tax effect will be recognized evenly throughout the year. Management estimates the full year tax effect will be $570,000, of which $143,000 was recognized in the first quarter of 2017. The remaining $427,000 ($0.01 per diluted share) will be recognized over the remaining three quarters of 2017.

The following table sets forth average balance sheets, average yields and costs, and certain other information for the periods indicated.
ANALYSIS OF NET INTEREST INCOME
(Dollars in thousands)

	For the Three Months Ended
	March 31, 2017			March 31, 2016
	Average Outstanding Balance	Interest	Average Yield/ Rate (1)	Average Outstanding Balance	Interest	Average Yield/ Rate (1)
Interest-earning assets:
Loans (2)	$2,974,577	$29,008	3.95%	$2,681,234	$26,888	4.03%
Mortgage-backed securities (3)	451,590	2,356	2.12	538,163	2,769	2.07
Other securities (3)	58,229	252	1.76	53,068	173	1.31
Federal Home Loan Bank of New York stock	26,351	371	5.71	25,180	277	4.42
Interest-earning deposits in financial institutions	50,728	82	0.66	79,345	62	0.31
Total interest-earning assets	3,561,475	32,069	3.65	3,376,990	30,169	3.59
Non-interest-earning assets	283,845			240,976
Total assets	$3,845,320			$3,617,966

Interest-bearing liabilities:
Savings, NOW, and money market accounts	$1,736,163	$2,030	0.47%	$1,532,914	$2,128	0.56%
Certificates of deposit	533,984	1,590	1.21	588,442	1,296	0.89
Total interest-bearing deposits	2,270,147	3,620	0.65	2,121,356	3,424	0.65
Borrowed funds	496,953	1,772	1.45	515,791	2,017	1.57
Total interest-bearing liabilities	2,767,100	5,392	0.79	2,637,147	5,441	0.83
Non-interest bearing deposit accounts	383,029			341,496
Accrued expenses and other liabilities	68,603			35,309
Total liabilities	3,218,732			3,013,952
Stockholders' equity	626,588			604,014
Total liabilities and stockholders' equity	$3,845,320			$3,617,966

Net interest income		$26,677			$24,728
Net interest rate spread (4)			2.86%			2.76%
Net interest-earning assets (5)	$794,375			$739,843
Net interest margin (6)			3.04%			2.95%
Average interest-earning assets to interest-bearing liabilities			128.71%			128.05%

(1)	Average yields and rates are annualized.
(2)	Includes non-accruing loans.
(3)	Securities available-for-sale are reported at amortized cost.
(4)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(5)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(6)	Net interest margin represents net interest income divided by average total interest-earning assets.

Asset Quality

Purchased Credit Impaired Loans

PCI loans are recorded at estimated fair value using discounted expected future cash flows deemed to be collectible on the date acquired. Based on its detailed review of PCI loans and experience in loan workouts, management believes it has a reasonable expectation about the amount and timing of future cash flows and accordingly has classified PCI loans ($29.7 million at March 31, 2017 and $30.5 million at December 31, 2016) as accruing, even though they may be contractually past due. At March 31, 2017, 7.7% of PCI loans were past due 30 to 89 days, and 15.7% were past due 90 days or more, as compared to 6.6% and 19.3%, respectively, at December 31, 2016.

Originated and Acquired loans

The following table details total originated and acquired (but excluding PCI) non-accruing loans, non-performing loans, non-performing assets, troubled debt restructurings on which interest is accruing, and accruing loans 30 to 89 days delinquent at March 31, 2017, and December 31, 2016 (dollars in thousands):

	March 31, 2017	December 31, 2016
Non-accrual loans:
Real estate loans:
Commercial	$3,404	$5,513
One-to-four family residential	1,013	1,629
Multifamily	904	43
Home equity and lines of credit	123	127
Commercial and industrial	81	9
Total non-accrual loans:	5,525	7,321
Loans delinquent 90 days or more and still accruing:
Real estate loans:
Commercial	258	—
One-to-four family residential	216	52
Multifamily	428	—
Home equity and lines of credit	3	8
Other	17	—
Total loans delinquent 90 days or more and still accruing	922	60
Total non-performing loans	6,447	7,381
Other real estate owned	850	850
Total non-performing assets	$7,297	$8,231
Non-performing loans to total loans held-for-investment, net	0.21%	0.25%
Non-performing assets to total assets	0.19%	0.21%
Loans subject to restructuring agreements and still accruing	$20,868	$20,628
Accruing loans 30 to 89 days delinquent	15,784	10,100

Accruing Loans 30 to 89 Days Delinquent

Loans 30 to 89 days delinquent and on accrual status totaled $15.8 million and $10.1 million at March 31, 2017, and December 31, 2016, respectively. The following table sets forth delinquencies for accruing loans by type and by amount at March 31, 2017, and December 31, 2016 (dollars in thousands):

	March 31, 2017	December 31, 2016
Real estate loans:
Commercial	$7,600	$4,578
One-to-four family residential	6,042	3,621
Multifamily	1,760	1,440
Home equity and lines of credit	286	263
Commercial and industrial loans	96	148
Other loans	—	50
Total delinquent accruing loans	$15,784	$10,100

Included in loans 30 to 89 days delinquent at March 31, 2017, is one commercial real estate loan with a balance of $1.2 million and one one-to-four family residential loan with a balance of $1.7 million for which payments were made in early April and are now current.

Loans Subject to TDR Agreements

Included in non-accruing loans are loans subject to TDR agreements totaling $430,000 and $1.8 million at March 31, 2017 and December 31, 2016, respectively. At March 31, 2017, the entire $430,000 of non-accruing TDRs were not performing in accordance with their restructured terms, as compared to $1.4 million, or 76.4%, of the $1.8 million that were not performing in accordance with their restructured terms at December 31, 2016. Two separate relationships account for the loans not performing in accordance with their restructured terms at March 31, 2017. These loans are primarily collateralized by real estate with an aggregate estimated fair value of approximately $698,000.

The Company also holds loans subject to restructuring agreements that are on accrual status totaling $20.9 million and $20.6 million at March 31, 2017, and December 31, 2016, respectively. At March 31, 2017, $2.0 million, or 9.5%, of the $20.9 million accruing TDRs were not performing in accordance with their restructured terms. The majority of the $2.0 million relates to one commercial real estate loan with a balance of $1.5 million that was 31 days delinquent at March 31, 2017. This loan is adequately covered by collateral (an industrial building utilized as a limousine storage and repair facility) with a recent appraised value of $2.0 million.

The following table details the amounts and categories of the loans subject to restructuring agreements by loan type as of March 31, 2017, and December 31, 2016 (in thousands):

	March 31, 2017		December 31, 2016
	Non-Accruing	Accruing	Non-Accruing	Accruing
Troubled Debt Restructurings:
Real estate loans:
Commercial	$—	$15,705	$1,000	$15,828
One-to-four family residential	430	3,226	783	2,835
Multifamily	—	1,508	—	1,527
Home equity and lines of credit	—	331	—	336
Commercial and industrial loans	—	98	—	102
	$430	$20,868	$1,783	$20,628

Liquidity and Capital Resources
Liquidity. The overall objective of our liquidity management is to ensure the availability of sufficient funds to meet financial commitments and to take advantage of lending and investment opportunities. The Bank manages liquidity in order to meet deposit withdrawals on demand or at contractual maturity, to repay borrowings as they mature, and to fund new loans and investments as opportunities arise.
The Bank's primary sources of funds are deposits, principal and interest payments on loans and securities, borrowed funds, the proceeds from maturing securities and short-term investments, and to a lesser extent the proceeds from the sales of loans and securities and wholesale borrowings. The scheduled amortization of loans and securities, as well as proceeds from borrowed funds, are predictable sources of funds. Other funding sources, however, such as deposit inflows and loan prepayments are greatly influenced by market interest rates, economic conditions, and competition. The Bank is a member of the Federal Home Loan Bank of New York (“FHLB”), which provides an additional source of short-term and long-term funding. The Bank also has short-term borrowing capabilities with the Federal Reserve Bank of New York. The Bank’s borrowed funds, excluding capitalized lease obligations and floating rate advances, were $483.2 million at March 31, 2017, and had a weighted average interest rate of 1.47%. A total of $182.6 million of these borrowings will mature in less than one year. Borrowed funds, excluding capitalized lease obligations and floating rate advances, were $462.0 million at December 31, 2016. The Bank has the ability to obtain additional funding from the FHLB and Federal Reserve Bank of New York's discount window of approximately $764.2 million utilizing unencumbered securities of $30.2 million and loans of $810.4 million at March 31, 2017. The Bank expects to have sufficient funds available to meet current commitments in the normal course of business.
Northfield Bancorp, Inc. (standalone) is a separate legal entity from the Bank and must provide for its own liquidity to pay dividends, repurchase its stock, and for other corporate purposes. Northfield Bancorp, Inc.'s primary source of liquidity is dividend payments from the Bank. At March 31, 2017, Northfield Bancorp, Inc. (stand alone) had liquid assets of approximately $5.3 million.
During the first quarter of 2017, the Company enhanced its liquidity position by arranging for a municipal line of credit from the FHLB to be used, if needed, to collateralize our municipal deposits.
Capital Resources. Federal regulations require federally insured depository institutions to meet several minimum capital standards: a common equity Tier 1 capital to risk-based assets ratio of 4.5%, a Tier 1 capital to risk-based assets ratio of 6.0%, a total capital to risk-based assets of 8.0%, and a 4.0% Tier 1 capital to total assets leverage ratio. These capital requirements were effective January 1, 2015, and are the result of a final rule implementing recommendations of the Basel Committee on Banking Supervision and certain requirements of the Dodd-Frank Act. In addition to establishing the minimum regulatory capital requirements, the regulations limit capital distributions and certain discretionary bonus payments to management if the institution does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted asset above the amount necessary to meet its minimum risk-based capital requirements. The capital conservation buffer requirement was phased in beginning January 1, 2016, at 0.625% of risk-weighted assets and increases each year until fully implemented at 2.5% on January 1, 2019.

At March 31, 2017, and December 31, 2016, as set forth in the following table, both the Bank and Northfield Bancorp, Inc exceeded all of the regulatory capital requirements to which they were subject at such dates.

	The Bank	Northfield Bancorp, Inc	For Capital Adequacy Purposes (1)	For Well Capitalized Under Prompt Corrective Action Provisions
As of March 31, 2017:
Common equity Tier 1 capital (to risk-weighted assets)	17.67%	18.57%	5.75%	6.50%
Tier 1 leverage	14.92%	15.63%	4.00%	5.00%
Tier I capital (to risk-weighted assets)	17.67%	18.57%	7.25%	8.00%
Total capital (to risk-weighted assets)	18.47%	19.37%	9.25%	10.00%
As of December 31, 2016:
Common equity Tier 1 capital (to risk-weighted assets)	17.75%	18.79%	5.125%	6.50%
Tier 1 leverage	14.55%	15.40%	4.000%	5.00%
Tier I capital (to risk-weighted assets)	17.75%	18.79%	6.625%	8.00%
Total capital (to risk-weighted assets)	18.56%	19.60%	8.625%	10.00%

(1) Includes capital conservation buffer at March 31, 2017, and December 31, 2016.

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
The following table shows the contractual obligations of the Company by expected payment period as of March 31, 2017:

Contractual Obligation	Total	Less than One Year	One to less than Three Years	Three to less than Five Years	More than Five Years
	(in thousands)
Debt obligations (excluding capitalized leases)	$483,217	$182,635	$260,582	$40,000	$—
Commitments to originate loans	72,396	72,396	—	—	—
Commitments to fund unused lines of credit	81,806	81,806	—	—	—

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

For further information regarding our off-balance sheet arrangements and contractual obligations, see "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

Recent Accounting Standards and Interpretations

See Note 10 of the Notes to the Unaudited Consolidated Financial Statements for information about recent accounting developments.

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

The following tables set forth, as of March 31, 2017, and December 31, 2016, our calculation of the estimated changes in our NPV, NPV ratio, and percent change in net interest income that would result from the designated instantaneous and sustained changes in interest rates (dollars in thousands).  Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments and deposit repricing characteristics including decay rates, and correlations to movements in interest rates, and should not be relied on as indicative of actual results.

	NPV at March 31, 2017
Change in Interest Rates (basis points)	Estimated Present Value of Assets	Estimated Present Value of Liabilities	Estimated NPV	Estimated Change in NPV	Estimated Change in NPV %	Estimated NPV/Present Value of Assets Ratio	Net Interest Income Percent Change (Year 1)
+400	$3,422,468	$2,869,724	$552,744	$(190,217)	(25.60)%	16.15%	(16.51)%
+300	3,518,322	2,922,175	596,147	(146,814)	(19.76)	16.94	(12.13)
+200	3,622,190	2,976,929	645,261	(97,700)	(13.15)	17.81	(7.84)
+100	3,727,690	3,034,126	693,564	(49,397)	(6.65)	18.61	(3.82)
—	3,836,882	3,093,921	742,961	—	—	19.36	—
(100)	3,960,344	3,156,700	803,644	60,683	8.17	20.29	1.17
(200)	4,118,491	3,213,162	905,329	162,368	21.85	21.98	(1.45)

	NPV at December 31, 2016
Change in Interest Rates (basis points)	Estimated Present Value of Assets	Estimated Present Value of Liabilities	Estimated NPV	Estimated Change In NPV	Estimated Change in NPV %	Estimated NPV/Present Value of Assets Ratio	Net Interest Income Percent Change (Year 1)
+400	$3,453,451	$2,884,031	$569,420	$(200,567)	(26.05)%	16.49%	(15.85)%
+300	3,551,355	2,936,326	615,029	(154,958)	(20.12)	17.32	(11.67)
+200	3,657,218	2,990,913	666,305	(103,682)	(13.47)	18.22	(7.53)
+100	3,765,179	3,047,933	717,246	(52,741)	(6.85)	19.05	(3.68)
—	3,877,525	3,107,538	769,987	—	—	19.86	—
(100)	4,011,261	3,171,899	839,362	69,375	9.01	20.93	1.10
(200)	4,179,973	3,227,571	952,402	182,415	23.69	22.78	(1.89)

At March 31, 2017, in the event of a 200 basis point decrease in interest rates, we would experience a 21.85% increase in estimated net portfolio value and a 1.45% decrease in net interest income. In the event of a 400 basis point increase in interest rates, we would experience a 25.60% decrease in estimated net portfolio value and a 16.51% decrease in net interest income. Our policies provide that, in the event of a 200 basis point decrease or less in interest rates, our net present value ratio should decrease by no more than 300 basis points, or 10%, and in the event of a 400 basis point increase or less, our net present value should decrease by no more than 475 basis points, or 35%. In the event of a 200 basis point decrease or less, our projected net interest income should decrease by no more than 10% in year one, and in the event of a 400 basis point increase or less, our projected net interest income should decrease by no more than 30% in year one. However, when the federal funds rate is low and negative rate shocks do not produce meaningful results, management may temporarily suspend use of guidelines for negative rate shocks. At March 31, 2017, we were in compliance with all board approved policies with respect to interest rate risk management.

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

ITEM 4.    CONTROLS AND PROCEDURES
An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of March 31, 2017.  Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

During the three months ended March 31, 2017, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

ITEM 1.     LEGAL PROCEEDINGS
The Company and subsidiaries are subject to various legal actions arising in the normal course of business.  In the opinion of management, the resolution of these legal actions is not expected to have a material adverse effect on the Company’s consolidated financial condition or results of operations.

ITEM 1A.  RISK FACTORS
During the three months ended March 31, 2017, there have been no material changes to the risk factors as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, as filed with the SEC.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	Unregistered Sale of Equity Securities. There were no sales of unregistered securities during the period covered by this report.

(b)	Use of Proceeds. Not applicable

(c)	Repurchases of Our Equity Securities.

The Company’s did not repurchase any of its common stock for the three months ended March 31, 2017. The repurchase program permits shares to be repurchased in open market or private transactions, through block trades, and pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities and Exchange Commission. There were no shares remaining to be purchased at March 31, 2017.

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

Date: May 10, 2017

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
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Statements of Changes in Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements