Form 10-Q
period 2017-06-30
Northfield Bancorp, Inc.
filed 2017-08-09
CIK 1493225

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON,  D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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
48,855,272 shares of Common Stock, par value $0.01 per share, were issued and outstanding as of July 31, 2017.

NORTHFIELD BANCORP, INC.
Form 10-Q Quarterly Report

PART I
ITEM 1.        FINANCIAL STATEMENTS

NORTHFIELD BANCORP, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited) (In thousands, except share amounts)

	June 30, 2017	December 31, 2016
ASSETS:
Cash and due from banks	$15,136	$18,412
Interest-bearing deposits in other financial institutions	35,163	77,673
Total cash and cash equivalents	50,299	96,085
Trading securities	8,808	7,857
Securities available-for-sale, at estimated fair value
(encumbered $7,283 at June 30, 2017, and $11,786 at December 31, 2016)	473,009	498,897
Securities held-to-maturity, at amortized cost	10,039	10,148
(estimated fair value of $10,021 at June 30, 2017, and $10,118 at December 31, 2016) (encumbered of $0 at June 30, 2017, and $2,108 at December 31, 2016)
Loans held-for-sale	2,009	—
Originated loans held-for-investment, net	2,300,632	2,144,346
Loans acquired	719,248	793,240
Purchased credit-impaired (PCI) loans held-for-investment	28,035	30,498
Loans held-for-investment, net	3,047,915	2,968,084
Allowance for loan losses	(25,605)	(24,595)
Net loans held-for-investment	3,022,310	2,943,489
Accrued interest receivable	9,766	9,714
Bank owned life insurance	148,695	148,047
Federal Home Loan Bank of New York stock, at cost	26,855	25,123
Premises and equipment, net	25,890	26,910
Goodwill	38,411	38,411
Other real estate owned	850	850
Other assets	42,695	44,563
Total assets	$3,859,636	$3,850,094

LIABILITIES AND STOCKHOLDERS’ EQUITY:
LIABILITIES:
Deposits	$2,678,473	$2,713,587
Borrowed funds	500,690	473,206
Advance payments by borrowers for taxes and insurance	15,293	12,331
Accrued expenses and other liabilities	26,661	29,774
Total liabilities	3,221,117	3,228,898
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value; 25,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value: 150,000,000 shares authorized, 60,933,707 shares issued at
June 30, 2017 and December 31, 2016, 48,856,796 and 48,526,658 outstanding at June 30, 2017, and December 31, 2016, respectively	609	609
Additional paid-in-capital	544,462	547,910
Unallocated common stock held by employee stock ownership plan	(22,955)	(23,466)
Retained earnings	282,134	268,226
Accumulated other comprehensive loss	(2,447)	(4,332)
Treasury stock at cost; 12,076,911 and 12,407,049 shares at June 30, 2017, and December 31, 2016, respectively	(163,284)	(167,751)
Total stockholders’ equity	638,519	621,196
Total liabilities and stockholders’ equity	$3,859,636	$3,850,094

See accompanying notes to unaudited consolidated financial statements.

NORTHFIELD BANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited) (In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Interest income:
Loans	$29,653	$27,682	$58,661	$54,570
Mortgage-backed securities	2,260	2,888	4,616	5,657
Other securities	283	237	535	410
Federal Home Loan Bank of New York dividends	325	282	696	559
Deposits in other financial institutions	139	79	221	141
Total interest income	32,660	31,168	64,729	61,337
Interest expense:
Deposits	3,899	3,703	7,519	7,127
Borrowings	1,852	1,824	3,624	3,841
Total interest expense	5,751	5,527	11,143	10,968
Net interest income	26,909	25,641	53,586	50,369
Provision (recovery) for loan losses	511	14	883	(117)
Net interest income after provision for loan losses	26,398	25,627	52,703	50,486
Non-interest income:
Fees and service charges for customer services	1,107	1,174	2,325	2,372
Income on bank owned life insurance	1,010	1,004	3,468	1,993
Gains on securities transactions, net	256	247	664	249
Other	64	108	127	148
Total non-interest income	2,437	2,533	6,584	4,762
Non-interest expense:
Compensation and employee benefits	9,774	9,627	19,746	21,326
Occupancy	2,696	2,707	5,653	5,769
Furniture and equipment	287	371	592	725
Data processing	1,120	1,386	2,281	3,245
Professional fees	595	696	1,465	1,937
FDIC insurance	258	487	516	962
Other	1,888	2,220	3,909	5,029
Total non-interest expense	16,618	17,494	34,162	38,993
Income before income tax expense	12,217	10,666	25,125	16,255
Income tax expense	3,807	3,681	6,767	5,610
Net income	$8,410	$6,985	$18,358	$10,645
Net income per common share:
Basic	$0.19	$0.16	$0.41	$0.24
Diluted	$0.18	$0.15	$0.39	$0.23

See accompanying notes to unaudited consolidated financial statements.

NORTHFIELD BANCORP, INC. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME - (Continued) (Unaudited) (In thousands)
	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net Income	$8,410	$6,985	$18,358	$10,645
Other comprehensive income:
Unrealized gains (losses) on securities:
Net unrealized holding gains on securities	2,107	2,978	3,086	10,255
Less: reclassification adjustment for net losses (gains) included in net income (included in gains on securities transactions, net)	4	(155)	4	(206)
Net unrealized gains	2,111	2,823	3,090	10,049
Post retirement benefit adjustment	27	—	54	—
Other comprehensive income, before tax	2,138	2,823	3,144	10,049
Income tax expense related to net unrealized holding gains on securities	(844)	(1,196)	(1,235)	(4,111)
Income tax (benefit) expense related to reclassification adjustment for (losses) gains included in net income	(2)	62	(2)	82
Income tax expense related to post retirement benefit adjustment	(11)	—	(22)	—
Other comprehensive income, net of tax	1,281	1,689	1,885	6,020
Comprehensive income	$9,691	$8,674	$20,243	$16,665

See accompanying notes to unaudited consolidated financial statements.

NORTHFIELD BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Six Months Ended June 30, 2017 and 2016
(Unaudited) (In thousands, except share data)

	Common Stock
	Shares Outstanding	Par Value	Additional Paid-in Capital	Unallocated Common Stock Held by the Employee Stock Ownership Plan	Retained Earnings	Accumulated Other Comprehensive Income (loss) Net of tax	Treasury Stock	Total Stockholders' Equity
Balance at December 31, 2015	45,565,540	$582	$501,540	$(24,664)	$256,170	$(2,986)	$(170,863)	$559,779
Net income					10,645			10,645
Other comprehensive income, net of tax						6,020		6,020
Acquisition of Hopewell Valley Community Bank	2,707,381	27	41,694					41,721
ESOP shares allocated or committed to be released			466	516				982
Stock compensation expense			4,158					4,158
Additional tax benefit on equity awards			890					890
Exercise of stock options, net	182,209		(2,296)				2,396	100
Cash dividends declared ($0.15 per common share)					(6,810)			(6,810)
Treasury stock (average cost of $16.20 per share)	(132,925)						(2,124)	$(2,124)
Balance at June 30, 2016	48,322,205	$609	$546,452	$(24,148)	$260,005	$3,034	$(170,591)	$615,361

Balance at December 31, 2016	48,526,658	$609	$547,910	$(23,466)	$268,226	$(4,332)	$(167,751)	$621,196
Net income					18,358			18,358
Other comprehensive income, net of tax						1,885		1,885
Cumulative effect of change in accounting principle - adoption of ASU No. 2016-09			(2,898)		2,898			—
ESOP shares allocated or committed to be released			608	511				1,119
Stock compensation expense			3,217					3,217
Forfeitures of restricted stock	(3,600)		47				(47)	—
Exercise of stock options, net	333,738		(4,422)				4,514	92
Cash dividends declared ($0.16 per common share)					(7,348)			(7,348)
Balance at June 30, 2017	48,856,796	$609	$544,462	$(22,955)	$282,134	$(2,447)	$(163,284)	$638,519

See accompanying notes to unaudited consolidated financial statements.

NORTHFIELD BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (In thousands)

	Six Months Ended June 30,
	2017	2016
Cash flows from operating activities:
Net income	$18,358	$10,645
Adjustments to reconcile net income to net cash provided by operating activities:
Provision (recovery) for loan losses	883	(117)
ESOP and stock compensation expense	4,336	5,140
Excess tax benefit on equity awards	2,300	—
Depreciation	1,661	1,838
Amortization of premiums, and deferred loan costs, net of (accretion) of discounts, and deferred loan fees	994	956
Amortization intangible assets	196	226
Income on bank owned life insurance	(3,468)	(1,993)
Gains on securities transactions, net	(664)	(249)
Net purchases of trading securities	(283)	(349)
(Increase) decrease in accrued interest receivable	(52)	469
Increase in other assets	(1,053)	(3,815)
Decrease in accrued expenses and other liabilities	(3,113)	(475)
Net cash provided by operating activities	20,095	12,276
Cash flows from investing activities:
Net increase in loans receivable	(82,339)	(6,008)
Purchase of loans	—	(76,714)
Purchases of Federal Home Loan Bank of New York stock	(10,170)	(3,970)
Redemptions of Federal Home Loan Bank of New York stock	8,438	4,950
Purchases of securities available-for-sale	(17,746)	(105,458)
Principal payments and maturities on securities available-for-sale	45,390	77,058
Principal payments and maturities on securities held-to-maturity	101	89
Proceeds from sale of securities available-for-sale	967	42,317
Proceeds from bank owned life insurance	2,043	—
Purchases and improvements of premises and equipment	(641)	(409)
Net cash acquired in business combination	—	55,479
Net cash used in investing activities	(53,957)	(12,666)
Cash flows from financing activities:
Net (decrease) increase in deposits	(35,114)	97,303
Dividends paid	(7,348)	(6,810)
Exercise of stock options	92	100
Purchase of employee restricted shares to fund statutory tax withholding	—	(2,124)
Additional tax benefit on equity awards	—	890
Increase in advance payments by borrowers for taxes and insurance	2,962	734
Repayments under capital lease obligations	(109)	(98)
Proceeds from securities sold under agreements to repurchase and other borrowings	179,725	110,064
Repayments related to securities sold under agreements to repurchase and other borrowings	(152,132)	(191,000)
Net cash (used in) provided by financing activities	(11,924)	9,059
Net (decrease) increase in cash and cash equivalents	(45,786)	8,669
Cash and cash equivalents at beginning of period	96,085	51,853
Cash and cash equivalents at end of period	$50,299	$60,522

NORTHFIELD BANCORP, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued) (Unaudited) (In thousands)
	Three Months Ended June 30,
	2017	2016
Supplemental cash flow information:
Cash paid during the period for:
Interest	$10,927	$10,988
Income taxes	4,500	6,035
Non-cash transactions:
Loans charged-off/(recoveries), net	(127)	336
Transfer of originated loans held-for-investment to loans held-for-sale at fair value	2,009	—
Acquisition:
Non-cash assets acquired, at fair value:
Securities available for sale	—	61,633
Loans	—	342,566
Accrued interest receivable	—	1,452
Bank-owned life insurance	—	11,269
Premises and equipment	—	5,926
Federal Home Loan Bank of New York stock, at cost	—	476
Goodwill and other intangible assets	—	24,265
Other assets	—	5,389
Total non-cash assets acquired	—	452,976
Non-cash liabilities assumed at fair value:
Deposits	—	456,203
Borrowings	—	2,213
Other liabilities	—	8,318
Total non-cash liabilities assumed	—	466,734
Net non-cash liabilities assumed	—	(13,758)
Net cash and cash equivalents acquired	—	55,479
Common stock issued in acquisition	$—	$41,721

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

In the opinion of management, all adjustments (consisting solely of normal and recurring adjustments) necessary for the fair presentation of the consolidated financial condition and the consolidated results of operations for the unaudited periods presented have been included. The results of operations and other data presented for the three and six months ended June 30, 2017, are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2017 or for any other period. Whenever necessary, certain prior year amounts are reclassified to conform to the current year presentation.
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

Certain information and note disclosures usually included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) for the preparation of interim financial statements. The consolidated financial statements presented should be read in conjunction with the audited consolidated financial statements and notes to consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2016, of the Company as filed with the SEC.

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

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

The following table summarizes the estimated fair values of the assets acquired and the liabilities assumed at the date of acquisition for Hopewell Valley (in thousands):

ASSETS ACQUIRED:	January 8, 2016
Cash and cash equivalents, net	$55,479
Securities available for sale	61,633
Loans	342,566
Accrued interest receivable	1,452
Bank-owned life insurance	11,269
Premises and equipment	5,926
Federal Home Loan Bank of New York stock, at cost	476
Goodwill	22,252
Other intangible assets	2,013
Other assets	5,389
Total assets acquired	$508,455
LIABILITIES ASSUMED:
Deposits	$456,203
Other borrowings	2,213
Other liabilities	8,318
Total liabilities assumed	466,734
Net assets acquired	$41,721

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

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

Note 3 – Securities Available-for-Sale
The following is a comparative summary of mortgage-backed securities, other debt securities, and other securities available-for-sale at June 30, 2017, and December 31, 2016 (in thousands):

	June 30, 2017
		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
	cost	gains	losses	value
Mortgage-backed securities:
Pass-through certificates:
Government sponsored enterprises (GSE)	$195,505	$2,414	$1,990	$195,929
Real estate mortgage investment conduits (REMICs):
GSE	216,332	213	4,705	211,840
Non-GSE	148	—	6	142
	411,985	2,627	6,701	407,911
Other debt securities:
Municipal bonds	749	10	—	759
Corporate bonds	62,812	322	109	63,025
	63,561	332	109	63,784
Other securities
Equity investments-mutual funds	314	—	—	314
Other	1,000	—	—	1,000
Total securities available-for-sale	$476,860	$2,959	$6,810	$473,009

	December 31, 2016
		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
	cost	gains	losses	value
Mortgage-backed securities:
Pass-through certificates:
GSE	$225,047	$2,800	$3,298	$224,549
REMICs:
GSE	230,500	259	6,466	224,293
Non-GSE	280	—	10	270
	455,827	3,059	9,774	449,112
Other debt securities:
Municipal bonds	2,151	13	6	2,158
Corporate bonds	45,373	150	364	45,159
	47,524	163	370	47,317
Other securities:
Equity investments - mutual funds	1,233	—	15	1,218
Other	1,250	—	—	1,250
	2,483	—	15	2,468
Total securities available-for-sale	$505,834	$3,222	$10,159	$498,897

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

The following is a summary of the expected maturity distribution of debt securities available-for-sale, other than mortgage-backed securities, at June 30, 2017 (in thousands):

Available-for-sale	Amortized cost	Estimated fair value
Due in one year or less	$350	$350
Due after one year through five years	58,118	58,254
Due after five years through ten years	5,093	5,180
	$63,561	$63,784

Contractual maturities for mortgage-backed securities are not included above, as expected maturities on mortgage-backed securities may differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without penalties.

For the three and six months ended June 30, 2017, the Company had gross proceeds $967,000 on sales of securities available-for-sale, with no gross realized gains and gross realized losses of approximately $4,000. For the three and six months ended June 30, 2016, the Company had gross proceeds of $15.2 million and $42.3 million, respectively, on sales of securities available-for-sale, with gross realized gains of approximately $260,000 and $334,000, respectively, and gross realized losses of approximately $105,000 and $128,000, respectively. The Company recognized net gains of $260,000 and $668,000, on its trading securities portfolio during the three and six months ended June 30, 2017, respectively. The Company recognized net gains of $92,000 and $43,000, on its trading securities portfolio during the three and six months ended June 30, 2016, respectively. The Company did not recognize any other-than-temporary impairment charges during the three and six months ended June 30, 2017 or June 30, 2016.

Gross unrealized losses on mortgage-backed and other debt securities available-for-sale, and the estimated fair value of the related securities, aggregated by security category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2017, and December 31, 2016, were as follows (in thousands):

	June 30, 2017
	Less than 12 months		12 months or more		Total
	Unrealized	Estimated	Unrealized	Estimated	Unrealized	Estimated
	losses	fair value	losses	fair value	losses	fair value
Mortgage-backed securities:
Pass-through certificates:
GSE	$1,829	$87,686	$161	$7,868	$1,990	$95,554
REMICs:
GSE	1,306	83,025	3,399	86,057	4,705	169,082
Non-GSE	—	—	6	142	6	142
Other debt securities:
Corporate bonds	109	38,725	—	—	109	38,725
Total	$3,244	$209,436	$3,566	$94,067	$6,810	$303,503

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

	December 31, 2016
	Less than 12 months		12 months or more		Total
	Unrealized	Estimated	Unrealized	Estimated	Unrealized	Estimated
	losses	fair value	losses	fair value	losses	fair value
Mortgage-backed securities:
Pass-through certificates:
GSE	$2,703	$121,878	$595	$8,402	$3,298	$130,280
REMICs:
GSE	1,622	75,586	4,844	97,726	6,466	173,312
Non-GSE	—	—	10	270	10	270
Other debt securities:
Municipal bonds	6	1,679	—	—	6	1,679
Corporate bonds	364	26,022	—	—	364	26,022
Equity investments - mutual funds	15	947	—	—	15	947
Total	$4,710	$226,112	$5,449	$106,398	$10,159	$332,510

The Company held 19 pass-through mortgage-backed securities issued or guaranteed by GSEs, eight REMIC mortgage-backed securities issued or guaranteed by GSEs, and one REMIC mortgage-backed security not issued or guaranteed by a GSE that were in a continuous unrealized loss position of twelve months or greater at June 30, 2017. There were 19 pass-through mortgage-backed securities issued or guaranteed by GSEs, 16 REMIC mortgage-backed securities issued or guaranteed by a GSE, and seven corporate bonds that were in an unrealized loss position of less than twelve months at June 30, 2017. All securities referred to above were rated investment grade at June 30, 2017.  The declines in value relate to the general interest rate environment and are considered temporary. The securities cannot be prepaid in a manner that would result in the Company not receiving substantially all of its amortized cost. The Company neither has an intent to sell, nor is it more likely than not that the Company will be required to sell, the securities before the recovery of their amortized cost basis or, if necessary, maturity.

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

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

Note 4 – Securities Held-to-Maturity
The following is a summary of mortgage-backed securities held-to-maturity at June 30, 2017, and December 31, 2016 (in thousands):

	June 30, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Mortgage-backed securities:
Pass-through certificates:
GSEs	$10,039	$27	$45	$10,021
Total securities held-to-maturity	$10,039	$27	$45	$10,021

	December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Mortgage-backed securities:
Pass-through certificates:
GSEs	$10,148	$29	$59	$10,118
Total securities held-to-maturity	$10,148	$29	$59	$10,118

Contractual maturities for mortgage-backed securities are not presented, as expected maturities on mortgage‑backed securities may differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without penalties. There were no sales of held-to-maturity securities for the three and six months ended June 30, 2017, or June 30, 2016. The Company did not recognize any other-than-temporary impairment charges in earnings on securities held-to-maturity during the three and six months ended June 30, 2017, or June 30, 2016.

Gross unrealized losses on mortgage-backed securities held-to-maturity, and the estimated fair value of the related securities, aggregated by security category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2017 and December 31, 2016, were as follows (in thousands):

	June 30, 2017		December 31, 2016
	Less than 12 months		Less than 12 months
	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value
Mortgage-backed securities:
Pass-through certificates:
GSEs	$45	$7,343	$59	$7,466
Total securities held-to-maturity	$45	$7,343	$59	$7,466

The Company held four pass-through mortgage-backed securities held-to-maturity, issued or guaranteed by GSE's that were in a continuous unrealized loss position of less than twelve months at June 30, 2017. Management evaluated these securities and concluded that the declines in value relate to the general interest rate environment and are considered temporary. The securities cannot be prepaid in a manner that would result in the Company not receiving substantially all of its amortized cost. The Company neither has an intent to sell, nor is it more likely than not that the Company will be required to sell, the securities before the recovery of their amortized cost basis or, if necessary, maturity.

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

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

Note 5 – Loans

Net loans held-for-investment are as follows (in thousands):

	June 30,	December 31,
	2017	2016
Real estate loans:
Multifamily	$1,658,244	$1,506,335
Commercial mortgage	416,222	412,667
One-to-four family residential mortgage	102,393	105,968
Home equity and lines of credit	66,823	65,437
Construction and land	17,581	14,065
Total real estate loans	2,261,263	2,104,472
Commercial and industrial loans	31,525	31,906
Other loans	1,507	1,497
Total commercial and industrial and other loans	33,032	33,403
Deferred loan cost, net	6,337	6,471
Originated loans held-for-investment, net	2,300,632	2,144,346
PCI Loans	28,035	30,498
Loans acquired:
One-to-four family residential mortgage	277,336	317,639
Multifamily	207,855	215,389
Commercial mortgage	172,221	188,001
Home equity and lines of credit	22,873	25,522
Construction and land	17,909	20,887
Total acquired real estate loans	698,194	767,438
Commercial and industrial loans	20,741	25,443
Other loans	313	359
Total loans acquired, net	719,248	793,240
Loans held-for-investment, net	3,047,915	2,968,084
Allowance for loan losses	(25,605)	(24,595)
Net loans held-for-investment	$3,022,310	$2,943,489
Loans held-for-sale amounted to $2.0 million at June 30, 2017. There were no loans held-for-sale at December 31, 2016.
PCI loans totaled $28.0 million at June 30, 2017, as compared to $30.5 million at December 31, 2016. The majority of the PCI loan balance is attributable to those loans acquired as part of a Federal Deposit Insurance Corporation-assisted transaction. The Company accounts for PCI loans utilizing U.S. GAAP applicable to loans acquired with deteriorated credit quality. At June 30, 2017, PCI loans consist of approximately 32% commercial real estate loans and 48% commercial and industrial loans, with the remaining balance in residential and home equity loans. At December 31, 2016, PCI loans consist of approximately 30% commercial real estate loans and 40% commercial and industrial loans, with the remaining balance in residential and home equity loans.

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

The following table details the accretion of interest income for PCI loans for the three and six months ended June 30, 2017 and June 30, 2016 (in thousands):

	At or for the three months ended June 30,		At or for the six months ended June 30,
	2017	2016	2017	2016
Balance at the beginning of period	$22,763	$22,418	$24,215	$22,853
Acquisition	—	—	—	845
Accretion into interest income	(1,321)	(1,439)	(2,773)	(2,719)
Balance at end of period	$21,442	$20,979	$21,442	$20,979

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

The following tables set forth activity in our allowance for loan losses, by loan type, as of and for the three and six months ended June 30, 2017, and June 30, 2016 (in thousands):

	Three Months Ended June 30, 2017
	Real Estate
	Commercial	One-to-Four Family	Construction and Land	Multifamily	Home Equity and Lines of Credit	Commercial and Industrial	Other	Unallocated	Originated Loans Total	Purchased Credit-Impaired	Acquired Loans	Total
Allowance for loan losses:
Beginning balance	$5,231	$649	$165	$16,184	$492	$1,561	$72	$—	$24,354	$896	$34	$25,284
Charge-offs	—	—	—	(178)	(104)	—	—	—	(282)	—	(8)	(290)
Recoveries	17	—	—	—	64	17	—	—	98	—	2	100
Provisions (credit)	(12)	(99)	64	630	(89)	(46)	25	—	473	—	38	511
Ending balance	$5,236	$550	$229	$16,636	$363	$1,532	$97	$—	$24,643	$896	$66	$25,605

	Three Months Ended June 30, 2016
	Real Estate
	Commercial	One-to-Four Family	Construction and Land	Multifamily	Home Equity and Lines of Credit	Commercial and Industrial	Other	Unallocated	Originated Loans Total	Purchased Credit-Impaired	Acquired Loans	Total
Allowance for loan losses:
Beginning balance	$6,197	$798	$521	$13,328	$781	$1,311	$88	$466	$23,490	$783	$105	$24,378
Charge-offs	(78)	(20)	—	—	—	(1)	—	—	(99)	—	—	(99)
Recoveries	19	1	—	—	1	—	3	—	24	—	—	24
Provisions (credit)	483	(17)	(328)	224	(272)	(44)	(14)	(25)	7	—	7	14
Ending balance	$6,621	$762	$193	$13,552	$510	$1,266	$77	$441	$23,422	$783	$112	$24,317

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

	Six Months Ended June 30, 2017
	Real Estate
	Commercial	One-to-Four Family	Construction and Land	Multifamily	Home Equity and Lines of Credit	Commercial and Industrial	Other	Unallocated	Originated Loans Total	Purchased Credit-Impaired	Acquired Loans	Total
Allowance for loan losses:
Beginning balance	$5,432	$664	$172	$14,952	$588	$1,720	$96	$—	$23,624	$896	$75	$24,595
Charge-offs	(4)	—	—	(178)	(104)	—	—	—	(286)	—	(31)	(317)
Recoveries	34	—	—	278	64	64	—	—	440	—	4	444
Provisions/(credit)	(226)	(114)	57	1,584	(185)	(252)	1	—	865	—	18	883
Ending balance	$5,236	$550	$229	$16,636	$363	$1,532	$97	$—	$24,643	$896	$66	$25,605

	Six Months Ended June 30, 2016
	Real Estate
	Commercial	One-to-Four Family	Construction and Land	Multifamily	Home Equity and Lines of Credit	Commercial and Industrial	Other	Unallocated	Originated Loans Total	Purchased Credit-Impaired	Acquired Loans	Total
Allowance for loan losses:
Beginning balance	$7,106	$787	$261	$12,387	$795	$1,288	$155	$1,093	$23,872	$783	$115	$24,770
Charge-offs	(191)	(20)	—	(277)	—	(1)	—	—	(489)	—	—	(489)
Recoveries	147	1	—	—	1	1	3	—	153	—	—	153
Provisions/(credit)	(441)	(6)	(68)	1,442	(286)	(22)	(81)	(652)	(114)	—	(3)	(117)
Ending balance	$6,621	$762	$193	$13,552	$510	$1,266	$77	$441	$23,422	$783	$112	$24,317

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

The following tables detail the amount of loans receivable held-for-investment, net of deferred loan fees and costs, that are evaluated individually, and collectively, for impairment, and the related portion of the allowance for loan losses that is allocated to each loan portfolio segment, at June 30, 2017, and December 31, 2016 (in thousands):

	June 30, 2017
	Real Estate
	Commercial	One-to-Four Family	Construction and Land	Multifamily	Home Equity and Lines of Credit	Commercial and Industrial	Other	Originated Loans Total	Purchased Credit-Impaired	Acquired Loans	Total
Allowance for loan losses:
Ending balance: individually evaluated for impairment	$—	$47	$—	$70	$14	$4	$—	$135	$—	$66	$201
Ending balance: collectively evaluated for impairment	$5,236	$503	$229	$16,566	$349	$1,528	$97	$24,508	$896	$—	$25,404
Loans, net:
Ending balance	$416,854	$102,926	$17,622	$1,661,910	$68,194	$31,618	$1,508	$2,300,632	$28,035	$719,248	$3,047,915
Ending balance: individually evaluated for impairment	$18,300	$2,037	$—	$1,341	$326	$166	$—	$22,170	$—	$1,567	$23,737
Ending balance: collectively evaluated for impairment	$398,554	$100,889	$17,622	$1,660,569	$67,868	$31,452	$1,508	$2,278,462	$28,035	$717,681	$3,024,178

	December 31, 2016
	Real Estate
	Commercial	One-to-Four Family	Construction and Land	Multifamily	Home Equity and Lines of Credit	Commercial and Industrial	Other	Originated Loans Total	Purchased Credit-Impaired	Acquired Loans	Total
Allowance for loan losses:
Ending balance: individually evaluated for impairment	$64	$66	$—	$95	$23	$5	$—	$253	$—	$75	$328
Ending balance: collectively evaluated for impairment	$5,368	$598	$172	$14,857	$565	$1,715	$96	$23,371	$896	$—	$24,267
Loans, net:
Ending balance	$413,352	$106,524	$14,092	$1,510,100	$66,767	$32,013	$1,498	$2,144,346	$30,498	$793,240	$2,968,084
Ending balance: individually evaluated for impairment	$20,710	$2,180	$—	$1,372	$336	$101	$—	$24,699	$—	$1,591	$26,290
Ending balance: collectively evaluated for impairment	$392,642	$104,344	$14,092	$1,508,728	$66,431	$31,912	$1,498	$2,119,647	$30,498	$791,649	$2,941,794

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

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

The following tables detail the recorded investment of originated loans held-for-investment, net of deferred fees and costs, by loan type and credit quality indicator at June 30, 2017, and December 31, 2016 (in thousands):

	June 30, 2017
	Real Estate
	Multifamily		Commercial		One-to-Four Family		Construction and Land	Home Equity and Lines of Credit	Commercial and Industrial	Other	Total
	< 35% LTV	=> 35% LTV	< 35% LTV	=> 35% LTV	< 60% LTV	=> 60% LTV
Internal Risk Rating
Pass	$134,577	$1,523,114	$60,771	$339,713	$59,336	$40,317	$17,622	$67,928	$30,792	$1,508	$2,275,678
Special Mention	12	4,085	—	1,847	693	—	—	29	637	—	7,303
Substandard	38	84	—	14,523	1,834	746	—	237	189	—	17,651
Originated loans held-for-investment, net	$134,627	$1,527,283	$60,771	$356,083	$61,863	$41,063	$17,622	$68,194	$31,618	$1,508	$2,300,632

	December 31, 2016
	Real Estate
	Multifamily		Commercial		One-to-Four Family		Construction and Land	Home Equity and Lines of Credit	Commercial and Industrial	Other	Total
	< 35% LTV	=> 35% LTV	< 35% LTV	=> 35% LTV	< 60% LTV	=> 60% LTV
Internal Risk Rating
Pass	$122,525	$1,381,231	$65,612	$323,842	$59,214	$43,316	$14,092	$66,489	$31,173	$1,498	$2,108,992
Special Mention	25	4,636	—	3,852	705	—	—	29	696	—	9,943
Substandard	40	1,643	1,179	18,867	1,807	1,482	—	249	144	—	25,411
Originated loans held-for-investment, net	$122,590	$1,387,510	$66,791	$346,561	$61,726	$44,798	$14,092	$66,767	$32,013	$1,498	$2,144,346

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

Included in loans receivable (including loans held-for-sale) are loans for which the accrual of interest income has been discontinued due to deterioration in the financial condition of the borrowers. The recorded investment of these non-accrual loans was $6.0 million and $7.3 million at June 30, 2017, and December 31, 2016, respectively. Generally, loans are placed on non-accrual status when they become 90 days or more delinquent, or sooner if considered appropriate by management, and remain on non-accrual status until they are brought current, have six consecutive months of performance under the loan terms, and factors indicating reasonable doubt about the timely collection of payments no longer exist. Therefore, loans may be current in accordance with their loan terms, or may be less than 90 days delinquent and still be on a non-accruing status.

These non-accrual amounts included loans deemed to be impaired of $3.1 million and $5.7 million at June 30, 2017, and December 31, 2016, respectively. Loans on non-accrual status with principal balances less than $500,000, and therefore not meeting the Company’s definition of an impaired loan, amounted to $2.4 million and $1.7 million at June 30, 2017, and December 31, 2016, respectively. Non-accrual amounts included in loans held-for-sale were $494,000 at June 30, 2017. There were no loans held-for-sale at December 31, 2016. Loans past due 90 days or more and still accruing interest were $291,000 and $60,000 at June 30, 2017, and December 31, 2016, respectively, and consisted of loans that are considered well secured and in the process of collection.

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

The following tables set forth the detail, and delinquency status, of non-performing loans (non-accrual loans and loans past due 90 days or more and still accruing), net of deferred fees and costs, at June 30, 2017, and December 31, 2016, excluding loans held-for-sale and PCI loans which have been segregated into pools. For PCI loans, each loan pool is accounted for as a single asset with a single composite interest rate and an aggregate expectation of cash flows (in thousands):

	June 30, 2017
	Total Non-Performing Loans
	Non-Accruing Loans
	0-29 Days Past Due	30-89 Days Past Due	90 Days or More Past Due	Total	90 Days or More Past Due and Accruing	Total Non-Performing Loans
Loans held-for-investment:
Real estate loans:
Commercial
LTV < 35%
Pass	$—	$—	$—	$—	$84	$84
LTV => 35%
Substandard	463	331	2,305	3,099	—	3,099
Total commercial	463	331	2,305	3,099	84	3,183
One-to-four family residential
LTV < 60%
Pass	—	—	—	—	108	108
Substandard	—	—	544	544	8	552
Total	—	—	544	544	116	660
LTV => 60%
Substandard	—	—	—	—	41	41
Total one-to-four family residential	—	—	544	544	157	701
Multifamily
LTV => 35%
Substandard	—	422	—	422	—	422
Total multifamily	—	422	—	422	—	422
Home equity and lines of credit
Substandard	88	—	—	88	—	88
Total home equity and lines of credit	88	—	—	88	—	88
Commercial and industrial loans
Substandard	—	—	72	72	—	72
Total commercial and industrial loans	—	—	72	72	—	72
Other loans
Pass	—	—	—	—	47	47
Total other	—	—	—	—	47	47
Total non-performing loans held-for-investment, originated	551	753	2,921	4,225	288	4,513
Loans acquired:
Commercial
LTV < 35%
Substandard	—	39	216	255	—	255
LTV => 35%
Substandard	—	742	58	800	—	800
Total commercial	—	781	274	1,055	—	1,055
One-to-four family residential
LTV < 60%
Substandard	—	203	—	203	—	203
Total one-to-four family residential	—	203	—	203	—	203
Home equity and lines of credit
Substandard	29	—	—	29	3	32
Total home equity and lines of credit	29	—	—	29	3	32
Commercial and industrial loans
Substandard	—	—	4	4	—	4
Total commercial and industrial loans	—	—	4	4	—	4
Total non-performing loans acquired	29	984	278	1,291	3	1,294
Total non-performing loans	$580	$1,737	$3,199	$5,516	$291	$5,807

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

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

The following tables set forth the detail and delinquency status of originated and acquired loans held-for-investment, net of deferred fees and costs, by performing and non-performing loans at June 30, 2017, and December 31, 2016 (in thousands):

	June 30, 2017
	Performing (Accruing) Loans
	0-29 Days Past Due	30-89 Days Past Due	Total	Non-Performing Loans	Total Loans Receivable, net
Loans held-for-investment:
Real estate loans:
Commercial
LTV < 35%
Pass	$60,272	$415	$60,687	$84	$60,771
Substandard	—	—	—	—	—
Total	60,272	415	60,687	84	60,771
LTV => 35%
Pass	337,757	1,956	339,713	—	339,713
Special Mention	1,847	—	1,847	—	1,847
Substandard	8,957	2,468	11,425	3,098	14,523
Total	348,561	4,424	352,985	3,098	356,083
Total commercial	408,833	4,839	413,672	3,182	416,854
One-to-four family residential
LTV < 60%
Pass	56,935	2,293	59,228	108	59,336
Special Mention	127	566	693	—	693
Substandard	1,028	254	1,282	552	1,834
Total	58,090	3,113	61,203	660	61,863
LTV => 60%
Pass	40,317	—	40,317	—	40,317
Substandard	705	—	705	41	746
Total	41,022	—	41,022	41	41,063
Total one-to-four family residential	99,112	3,113	102,225	701	102,926
Construction and land
Pass	17,622	—	17,622	—	17,622
Total construction and land	17,622	—	17,622	—	17,622
Multifamily
LTV < 35%
Pass	134,268	309	134,577	—	134,577
Special Mention	12	—	12	—	12
Substandard	38	—	38	—	38
Total	134,318	309	134,627	—	134,627
LTV => 35%
Pass	1,521,588	1,526	1,523,114	—	1,523,114
Special Mention	3,432	653	4,085	—	4,085
Substandard	84	—	84	—	84
Total	1,525,104	2,179	1,527,283	—	1,527,283
Total multifamily	1,659,422	2,488	1,661,910	—	1,661,910
Home equity and lines of credit
Pass	67,725	202	67,927	1	67,928
Special Mention	29	—	29	—	29
Substandard	149	—	149	88	237
Total home equity and lines of credit	67,903	202	68,105	89	68,194
Commercial and industrial
Pass	30,510	282	30,792	—	30,792
Special Mention	637	—	637	—	637
Substandard	117	—	117	72	189
Total commercial and industrial	31,264	282	31,546	72	31,618

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

	June 30, 2017
	Performing (Accruing) Loans (Continued)
	0-29 Days Past Due	30-89 Days Past Due	Total	Non-Performing Loans	Total Loans Receivable, net
Other loans - Pass	1,461	—	1,461	47	1,508
Total originated loans held-for-investment	$2,285,617	$10,924	$2,296,541	$4,091	$2,300,632
Acquired loans:
One-to-four family residential
LTV < 60%
Pass	250,094	223	250,317	—	250,317
Special Mention	480	—	480	—	480
Substandard	1,269	160	1,429	203	1,632
Total	251,843	383	252,226	203	252,429
LTV => 60%
Pass	24,770	—	24,770	—	24,770
Substandard	137	—	137	—	137
Total	24,907	—	24,907	—	24,907
Total one-to-four family residential	276,750	383	277,133	203	277,336
Commercial
LTV < 35%
Pass	53,402	3	53,405	—	53,405
Special Mention	94	185	279	—	279
Substandard	—	—	—	255	255
Total	53,496	188	53,684	255	53,939
LTV => 35%
Pass	112,850	291	113,141	—	113,141
Special Mention	—	577	577	—	577
Substandard	3,764	—	3,764	800	4,564
Total	116,614	868	117,482	800	118,282
Total commercial	170,110	1,056	171,166	1,055	172,221
Construction and land
Pass	17,909	—	17,909	—	17,909
Total construction and land	17,909	—	17,909	—	17,909
Multifamily
LTV < 35%
Pass	197,743	—	197,743	—	197,743
Special Mention	—	96	96	—	96
Substandard	154	—	154	—	154
Total	197,897	96	197,993	—	197,993
LTV => 35%
Pass	9,440	—	9,440	—	9,440
Substandard	—	—	—	422	422
Total	9,440	—	9,440	422	9,862
Total multifamily	207,337	96	207,433	422	207,855
Home equity and lines of credit
Pass	22,742	8	22,750	—	22,750
Substandard	—	91	91	32	123
Total home equity and lines of credit	22,742	99	22,841	32	22,873
Commercial and industrial
Pass	20,723	14	20,737	—	20,737
Substandard	—	—	—	4	4
Total commercial and industrial	20,723	14	20,737	4	20,741
Other - Pass	313	—	313	—	313
Total loans acquired	715,884	1,648	717,532	1,716	719,248
	$3,001,501	$12,572	$3,014,073	$5,807	$3,019,880

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

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

	December 31, 2016
	Performing (Accruing) Loans
	0-29 Days Past Due	30-89 Days Past Due	Total	Non-Performing Loans	Total Loans Receivable, net
Total originated loans held-for-investment	$2,130,390	$7,333	$2,137,723	$6,623	$2,144,346
Loans Acquired
Real estate loans:
One-to-four family residential
LTV < 60%
Pass	285,116	21	285,137	—	285,137
Special Mention	502	—	502	—	502
Substandard	654	261	915	420	1,335
Total	286,272	282	286,554	420	286,974
LTV => 60%
Pass	30,199	—	30,199	—	30,199
Substandard	259	207	466	—	466
Total	30,458	207	30,665	—	30,665
Total one-to-four family residential	316,730	489	317,219	420	317,639
Commercial
LTV < 35%
Pass	61,646	7	61,653	—	61,653
Special Mention	286	—	286	—	286
Substandard	406	1,040	1,446	231	1,677
Total	62,338	1,047	63,385	231	63,616
LTV => 35%
Pass	119,932	132	120,064	—	120,064
Special Mention	446	138	584	—	584
Substandard	3,419	259	3,678	59	3,737
Total	123,797	529	124,326	59	124,385
Total commercial	186,135	1,576	187,711	290	188,001
Construction and land
Pass	20,887	—	20,887	—	20,887
Total construction and land	20,887	—	20,887	—	20,887
Multifamily
LTV < 35%
Pass	205,025	—	205,025	—	205,025
Special Mention	99	111	210	—	210
Substandard	156	—	156	—	156
Total	205,280	111	205,391	—	205,391
LTV => 35%
Pass	9,569	—	9,569	—	9,569
Substandard	—	429	429	—	429
Total	9,569	429	9,998	—	9,998
Total multifamily	214,849	540	215,389	—	215,389
Home equity and lines of credit
Pass	25,340	45	25,385	—	25,385
Substandard	—	98	98	39	137
Total home equity and lines of credit	25,340	143	25,483	39	25,522
Commercial and industrial loans
Pass	25,419	—	25,419	—	25,419
Substandard	—	15	15	9	24
Total commercial and industrial loans	25,419	15	25,434	9	25,443
Other	355	4	359	—	359
Total loans acquired	789,715	2,767	792,482	758	793,240
	$2,920,105	$10,100	$2,930,205	$7,381	$2,937,586

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

The following table summarizes originated and acquired impaired loans as of June 30, 2017, and December 31, 2016 (in thousands):

	June 30, 2017			December 31, 2016
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With No Allowance Recorded:
Real estate loans:
Commercial
LTV < 35%
Substandard	$—	$139	$—	$—	$139	$—
LTV => 35%
Pass	5,803	5,940	—	3,911	4,047	—
Substandard	12,497	14,062	—	14,780	16,868	—
One-to-four family residential
LTV < 60%
Pass	619	619	—	633	633	—
Substandard	582	642	—	184	184	—
LTV => 60%
Substandard	277	451	—	620	848	—
Multifamily
LTV < 35%
Substandard	154	154	—	156	156	—
LTV => 35%
Pass	57	528	—	63	534
Home equity and lines of credit
Pass	37	37		39	39	—
Commercial and industrial loans
Substandard	141	141	—	75	75	—
With a Related Allowance Recorded:
Real estate loans:
Commercial
LTV => 35%
Substandard	—	—	—	2,019	2,019	(64)
One-to-four family residential
LTV < 60%
Substandard	1,701	1,701	(108)	1,522	1,522	(97)
LTV => 60%
Pass	271	271	(5)	275	275	(3)
Substandard	—	—	—	381	381	(41)
Multifamily
LTV => 35%
Pass	1,284	1,284	(70)	1,309	1,309	(95)
Home equity and lines of credit
Pass	252	252	(1)	258	258	(5)
Substandard	37	37	(13)	39	39	(18)
Commercial and industrial loans
Special Mention	25	25	(4)	26	26	(5)
Total:
Real estate loans
Commercial	18,300	20,141	—	20,710	23,073	(64)
One-to-four family residential	3,450	3,684	(113)	3,615	3,843	(141)
Multifamily	1,495	1,966	(70)	1,528	1,999	(95)
Home equity and lines of credit	326	326	(14)	336	336	(23)
Commercial and industrial loans	166	166	(4)	101	101	(5)
	$23,737	$26,283	$(201)	$26,290	$29,352	$(328)

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

Included in the above table at June 30, 2017, are impaired loans with carrying balances of $15.2 million that were not written down by charge-offs or for which there are no specific reserves in our allowance for loan losses. Included in impaired loans at December 31, 2016, are loans with carrying balances of $11.5 million that were not written down by charge-offs or for which there are no specific reserves in our allowance for loan losses.  Loans not written down by charge-offs or specific reserves at June 30, 2017, and December 31, 2016, are considered to have sufficient collateral values, less costs to sell, to support the carrying balances of the loans.

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

The following table summarizes the average recorded investment in originated and acquired impaired loans (excluding PCI loans) and interest recognized on impaired loans as of, and for, the three months ended June 30, 2017 and June 30, 2016 (in thousands):

	Three Months Ended				Six Months Ended
	June 30, 2017		June 30, 2016		June 30, 2017		June 30, 2016
	Average Recorded Investment	Interest Income	Average Recorded Investment	Interest Income	Average Recorded Investment	Interest Income	Average Recorded Investment	Interest Income
With No Allowance Recorded:
Real estate loans:
Commercial
LTV < 35%
Substandard	$—	$16	$—	$—	$—	$22	$—	$—
LTV => 35%
Pass	5,836	68	3,996	54	5,194	132	4,014	99
Substandard	12,557	129	13,699	166	13,298	256	13,590	350
One-to-four family residential
LTV < 60%
Pass	622	8	651	7	626	15	508	16
Substandard	585	6	231	1	451	12	232	1
LTV => 60%
Substandard	278	5	148	1	392	10	149	2
Multifamily
LTV < 35%
Substandard	154	2	—	—	155	3	—	—
LTV => 35%
Pass	58	4	70	4	60	8	71	8
Substandard	—	—	809	7	—	—	877	11
Home equity and lines of credit
Pass	37	—	—	—	38	1	—	—
Commercial and industrial loans
Substandard	143	—	83	—	120	—	84	—
With a Related Allowance Recorded:
Real estate loans:
Commercial
LTV => 35%
Substandard	—	—	7,915	16	673	—	6,907	31
One-to-four family residential
LTV < 60%
Pass	—	—	61	1	—	—	208	1
Substandard	1,398	9	1,588	5	1,439	19	1,593	11
LTV => 60%
Pass	272	6	—	—	273	10	—	—
Substandard	189	—	1,091	11	253	—	1,072	15
Multifamily
LTV => 35%
Pass	1,289	8	670	13	1,296	20	446	25
Substandard	450	—	679	—	300	—	909	—
Home equity and lines of credit
Pass	254	2	265	2	255	3	266	4
Special Mention	—	—	43	1	—	—	43	1
Substandard	38	—	40	—	38	1	40	1
Commercial and industrial loans
Special Mention	26	—	28	—	26	—	28	1
Total:
Real estate loans
Commercial	18,393	213	25,610	236	19,165	410	24,511	480
One-to-four family residential	3,344	34	3,770	26	3,434	66	3,762	46
Multifamily	1,951	14	2,228	24	1,811	31	2,303	44
Home equity and lines of credit	329	2	348	3	331	5	349	6
Commercial and industrial loans	169	—	111	—	146	—	112	1
	$24,186	$263	$32,067	$289	$24,887	$512	$31,037	$577

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

There were no loans modified as troubled debt restructurings (TDRs) during the three months ended June 30, 2017. There was one one-to-four family residential loan modified as a TDR during the six months ended June 30, 2017. This loan had a pre- and post-modification balance of $256,000 as of the date of modification, and was restructured to receive a reduced interest rate. There were no loans modified as TDRs during the three or six months ended June 30, 2016.

At June 30, 2017, and December 31, 2016, we had TDRs of $22.2 million and $22.4 million, respectively.

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

At June 30, 2017, there was one TDR loan that was restructured during the preceding twelve months ended June 30, 2017, that subsequently defaulted. The loan was a one-to-four family residential loan, with a recorded investment of $254,000, which was 90 days or more past due and on non-accrual status at June 30, 2017. At June 30, 2016, there were three TDR loans that were restructured during the twelve months ended June 30, 2016, that subsequently defaulted. The loans consisted of one commercial real estate loan with a recorded investment of $1.8 million, which was less than 90 days delinquent and on accrual status, and two one-to-four family residential loans with a recorded investment of $361,000, which were 90 days or more past due and on non-accrual status.

Note 6 – Deposits

Deposits account balances are summarized as follows (in thousands):

	June 30,	December 31,
	2017	2016
Non-interest-bearing demand	$383,158	$390,484
Interest-bearing negotiable orders of withdrawal (NOW)	379,785	467,440
Savings and money market	1,293,036	1,319,586
Certificates of deposit	622,494	536,077
Total deposits	$2,678,473	$2,713,587

Interest expense on deposit accounts is summarized for the periods indicated (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Negotiable orders of withdrawal, savings, and money market	$2,079	$2,020	$4,109	$3,896
Certificates of deposit	1,820	1,683	3,410	3,231
Total interest expense on deposit accounts	$3,899	$3,703	$7,519	$7,127

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

Note 7 – Equity Incentive Plan

The following table is a summary of the Company’s stock options outstanding as of June 30, 2017, and changes therein during the six months then ended.

	Number of Stock Options	Weighted Average Grant Date Fair Value	Weighted Average Exercise Price	Weighted Average Contractual Life (years)
Outstanding - December 31, 2016	5,328,670	$3.41	$11.36	5.78
Granted	—	—	—	—
Forfeited	(12,800)	3.99	13.89	—
Exercised	(554,723)	$2.40	$7.49	—
Outstanding - June 30, 2017	4,761,147	$3.52	$11.81	5.66
Exercisable - June 30, 2017	3,120,770	$3.25	$10.72	4.75

Expected future stock option expense related to the non-vested options outstanding as of June 30, 2017, is $5.7 million over a weighted average period of 2.40 years.
The following is a summary of the status of the Company’s restricted stock awards as of June 30, 2017, and changes therein during the six months then ended.

	Number of Shares Awarded	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2016	924,002	$13.82
Vested	(271,960)	13.63
Forfeited	(3,600)	13.13
Non-vested at June 30, 2017	648,442	$13.91

Expected future stock award expense related to the non-vested restricted share awards as of June 30, 2017, is $7.9 million over a weighted average period of 2.44 years.

During the three months ended June 30, 2017 and 2016, the Company recorded $1.6 million and $2.1 million, respectively, of stock-based compensation related to the above plans. During the six months ended June 30, 2017 and 2016, the Company recorded $3.2 million and $4.2 million, respectively, of stock-based compensation related to the above plans.

Note 8 – Fair Value Measurements
The following tables present the assets reported on the consolidated balance sheet at their estimated fair value as of June 30, 2017, and December 31, 2016, by level within the fair value hierarchy as required by the Fair Value Measurements and Disclosures Topic of the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC).  Financial assets and liabilities are classified in their entirety based on the level of input that is significant to the fair value measurement.  The fair value hierarchy is as follows:

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

	Fair Value Measurements at June 30, 2017 Using:
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Measured on a recurring basis:
Assets:
Investment securities:
Available-for-sale:
Mortgage-backed securities:
GSE	$407,769	$—	$407,769	$—
Non-GSE	142	—	142	—
Other securities:
Municipal bonds	759	—	759	—
Corporate bonds	63,025	—	63,025	—
Equities	314	314	—	—
Other	1,000	—	1,000	—
Total available-for-sale	473,009	314	472,695	—
Trading securities	8,808	8,808	—	—
Total	$481,817	$9,122	$472,695	$—
Measured on a non-recurring basis:
Assets:
Impaired loans:
Real estate loans:
Commercial real estate	$4,801	$—	$—	$4,801
One-to-four family residential mortgage	1,996	—	—	1,996
Multifamily	1,270	—	—	1,270
Home equity and lines of credit	276	—	—	276
Total impaired real estate loans	8,343	—	—	8,343
Commercial and industrial loans	21	—	—	21
Other real estate owned	850	—	—	850
Total	$9,214	$—	$—	$9,214

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

	Fair Value Measurements at December 31, 2016 Using:
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
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

The following table presents qualitative information for Level 3 assets measured at fair value on a non-recurring basis at June 30, 2017, and December 31, 2016 (dollars in thousands):

	Fair Value		Valuation Methodology	Unobservable Inputs	Range of Inputs
	June 30, 2017	December 31, 2016			June 30, 2017	December 31, 2016
Impaired loans	$8,364	$14,478	Appraisals	Discount for costs to sell	7.0%	7.0%
				Discount for quick sale	10.0%	10.0%
			Discounted cash flows	Interest rates	3.125% to 6.75%	4.75% to 7.5%
Other real estate owned	$850	$850	Appraisals	Discount for costs to sell	7.0%	7.0%

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

Available for Sale Securities: The estimated fair values for mortgage-backed securities, corporate and other debt securities, and certain less liquid equity securities are obtained from an independent nationally recognized third-party pricing service. The estimated fair values are derived primarily from cash flow models, which include assumptions for interest rates, credit losses, and prepayment speeds. Broker/dealer quotes are utilized as well, when such quotes are available and deemed representative of the market. The significant inputs utilized in the cash flow models are based on market data obtained from sources independent of the Company (Observable Inputs), and are therefore classified as Level 2 within the fair value hierarchy. The estimated fair values of equity securities consisting of publicly traded mutual funds are classified as Level 1 and are derived from quoted market prices in active markets. There were no transfers of securities between Level 1 and Level 2 during the six months ended June 30, 2017.
Trading Securities: Fair values are derived from quoted market prices in active markets.  The assets consist of publicly traded mutual funds.

Impaired Loans: At June 30, 2017, and December 31, 2016, the Company had impaired loans held-for-investment (excluding PCI loans) with outstanding principal balances of $10.9 million and $17.7 million, respectively, which were recorded at their estimated fair value of $8.4 million and $14.5 million, respectively. The Company recorded a net decrease in the specific reserve for impaired loans of $127,000 for the six months ended June 30, 2017, and a net increase in the specific reserve for impaired loans of $117,000 for the six months ended June 30, 2016, utilizing level 3 inputs. For purposes of estimating fair value of impaired loans, management utilizes independent appraisals, if the loan is collateral dependent, adjusted downward by management, as necessary, for changes in relevant valuation factors subsequent to the appraisal date, or the present value of expected future cash flows for non-collateral dependent loans and troubled debt restructurings.

Other Real Estate Owned (OREO):  At both June 30, 2017 and December 31, 2016, the Company had assets acquired through foreclosure, or deed in lieu of foreclosure, of $850,000. These assets are recorded at estimated fair value, less estimated selling costs when acquired, establishing a new cost basis. Estimated fair value is generally based on independent appraisals. These appraisals include adjustments to comparable assets based on the appraisers’ market knowledge and experience, and are considered Level 3 inputs. When an asset is acquired, the excess of the loan balance over fair value, less estimated selling costs, is charged to the allowance for loan losses. If the estimated fair value of the asset declines, a write-down is recorded through non-interest expense. The valuation of foreclosed assets is subjective in nature and may be adjusted in the future because of changes in economic conditions.

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

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

The estimated fair value of the Company’s significant financial instruments at June 30, 2017, and December 31, 2016, is presented in the following tables (in thousands):

	June 30, 2017
		Estimated Fair Value
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$50,299	$50,299	$—	$—	$50,299
Trading securities	8,808	8,808	—	—	8,808
Securities available-for-sale	473,009	314	472,695	—	473,009
Securities held-to-maturity	10,039	—	10,021	—	10,021
Federal Home Loan Bank of New York stock, at cost	26,855	—	26,855	—	26,855
Loans held-for-sale	2,009	—	—	2,009	2,009
Net loans held-for-investment	3,022,310	—	—	3,020,974	3,020,974
Financial liabilities:
Deposits	$2,678,473	$—	$2,681,014	$—	$2,681,014
Borrowed funds	500,690	—	499,220	—	499,220
Advance payments by borrowers for taxes and insurance	15,293	—	15,293	—	15,293

	December 31, 2016
		Estimated Fair Value
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$96,085	$96,085	$—	$—	$96,085
Trading securities	7,857	7,857	—	—	7,857
Securities available-for-sale	498,897	271	498,626	—	498,897
Securities held-to-maturity	10,148	—	10,118	—	10,118
Federal Home Loan Bank of New York stock, at cost	25,123	—	25,123	—	25,123
Net loans held-for-investment	2,943,489	—	—	2,970,438	2,970,438
Financial liabilities:
Deposits	$2,713,587	$—	$2,720,176	$—	$2,720,176
Borrowed funds	473,206	—	472,387	—	472,387
Advance payments by borrowers for taxes and insurance	12,331	—	12,331	—	12,331

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

Diluted earnings per share is computed using the same method as basic earnings per share, but reflects the potential dilution that could occur if stock options and unvested shares of restricted stock were exercised and converted into common stock. These potentially dilutive shares would then be included in the weighted average number of shares outstanding for the period using the treasury stock method. In March 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, a new standard that simplifies certain aspects of accounting for share-based payments. The Company adopted ASU No. 2016-09 effective for the first quarter of 2017. The update amended the diluted earnings per share calculation in that excess tax benefits are no longer included in assumed proceeds when determining average diluted shares outstanding under the treasury stock method. This guidance is required to be applied prospectively upon adoption. For further discussion, see Note 10 - “Recently Issued and Adopted Accounting Pronouncements”.

When applying the treasury stock method for the three and six months ended June 30, 2017, we added (1) the assumed proceeds from option exercises and (2) the average unamortized compensation costs related to unvested shares of restricted stock and stock options. We then divided this sum by our average stock price for the period to calculate assumed shares repurchased. The excess of the number of shares issuable over the number of shares assumed to be repurchased is added to basic weighted average common shares to calculate diluted earnings per share. For the three and six months ended June 30, 2016, we added (1) the assumed proceeds from option exercises; (2) the tax benefit, that would have been credited to additional paid-in capital assuming exercise of non-qualified stock options and vesting of shares of restricted stock; and (3) the average unamortized compensation costs related to unvested shares of restricted stock and stock options. We then divided this sum by our average stock price for the period to calculate assumed shares repurchased. The excess of the number of shares issuable over the number of shares assumed to be repurchased is added to basic weighted average common shares to calculate diluted earnings per share.

The following is a summary of the Company’s earnings per share calculations and reconciliation of basic to diluted earnings per share for the periods indicated (dollars in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income available to common stockholders	$8,410	$6,985	$18,358	$10,645

Weighted average shares outstanding-basic	45,252,136	44,350,458	45,137,791	44,144,434
Effect of non-vested restricted stock and stock options outstanding	1,579,226	1,302,740	1,741,467	1,327,143
Weighted average shares outstanding-diluted	46,831,362	45,653,198	46,879,258	45,471,577
Earnings per share-basic	$0.19	$0.16	$0.41	$0.24
Earnings per share-diluted	$0.18	$0.15	$0.39	$0.23
Anti-dilutive shares	50,000	1,032,080	45,000	1,021,740

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

The Company adopted ASU No. 2016-09 effective for the first quarter of 2017 and upon adoption recorded a cumulative effect adjustment of $2.9 million to the opening balances of retained earnings and additional paid-in-capital. Adoption of ASU No. 2016-09 resulted in the recognition of a $593,000 and $2.3 million benefit within income tax expense for the three and six months ended June 30, 2017, respectively, which resulted in a corresponding increase to net income and earnings per share ($0.01 and $0.05 per diluted share, for the three and six months ended June 30, 2017, respectively). In addition, the guidance increases average diluted shares, since the Company no longer includes such excess tax benefits in the calculation of diluted shares. Adoption of this update does not affect the Company's or the Bank's total equity, book value per share, or regulatory capital ratios.

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

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

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

Note 11 – Subsequent Event

On July 17, 2017, the Company entered into an amendment to the operating lease for its premises in Woodbridge, New Jersey, to lease an additional 6,919 square feet of office space in the same building and extend the lease term by 10 years and eight months from July 1, 2018 through February 28, 2029. Pursuant to the lease amendment, we estimate our total additional future rent payments to be approximately $9.9 million.

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

Net income was $18.4 million for the six months ended June 30, 2017, as compared to $10.6 million for the six months ended June 30, 2016. Basic and diluted earnings per common share were $0.41 and $0.39 for the six months ended June 30, 2017, respectively, compared to basic and diluted earnings per common share of $0.24 and $0.23 for the six months ended June 30, 2016, respectively. Earnings for the six months ended June 30, 2017, reflect the adoption of Accounting Standards Update (“ASU”) No. 2016-09, Compensation - Stock Compensation (Topic 718) (“ASU 2016-09”) which resulted in a $2.3 million, or $0.05 per diluted share, reduction in income tax expense, and also reflect $1.5 million, or $0.03 per diluted share, of tax-exempt income from bank owned life insurance proceeds in excess of the cash surrender value of the policies, recorded in the first quarter of 2017. Earnings for the six months ended June 30, 2016, included merger-related expenses associated with the acquisition of Hopewell Valley Community Bank (“Hopewell Valley”) of approximately $2.1 million, net of tax, or $0.05 per diluted share. For the six months ended June 30, 2017, our return on average assets was 0.95%, as compared to 0.59% for the six months ended June 30, 2016. For the six months ended June 30, 2017, our return on average stockholders’ equity was 5.86% as compared to 3.54% for the six months ended June 30, 2016.

Comparison of Financial Condition at June 30, 2017, and December 31, 2016
Total assets increased $9.5 million, or 0.2%, to $3.86 billion at June 30, 2017, from $3.85 billion at December 31, 2016. The increase was primarily due to an increase in loans held-for-investment, net, of $79.8 million, partially offset by decreases in cash and cash equivalents of $45.8 million and securities available-for-sale of $25.9 million.

Cash and cash equivalents decreased $45.8 million, or 47.7%, to $50.3 million at June 30, 2017, from $96.1 million at December 31, 2016. Balances fluctuate based on the timing of receipt of security and loan repayments and the redeployment of cash into other asset classes, or the funding of deposit or borrowing obligations.

The available-for-sale securities portfolio totaled $473.0 million at June 30, 2017, compared to $498.9 million at December 31, 2016, a decrease of $25.9 million, or 5.2%, primarily attributable to paydowns. At June 30, 2017, $407.8 million of the portfolio consisted of residential mortgage-backed securities issued or guaranteed by Fannie Mae, Freddie Mac, or Ginnie Mae. In addition, the Company held $63.0 million in corporate bonds, all of which were considered investment grade at June 30, 2017, and other securities of $2.1 million (including $314,000 of equity investments in mutual funds).

 As of June 30, 2017, our non-owner occupied commercial real estate concentration (as defined by regulatory guidance issued in 2006) to total risk-based capital was 386%. Management believes that Northfield Bank (the Bank) has implemented appropriate risk management practices including risk assessments, board approved underwriting policies and related procedures which include, monitoring bank portfolio performance, performing market analysis (economic and real estate), and stressing of the Bank’s commercial real estate portfolio under severe adverse economic conditions. Although management believes the

Bank has implemented appropriate policies and procedures to manage our commercial real estate concentration risk, the Bank’s regulators could require us to implement additional policies and procedures or could require us to maintain higher levels of regulatory capital, which might adversely affect our loan originations, ability to pay dividends, and profitability.

Loans held-for-investment, net, increased $79.8 million, or 2.69%, to $3.05 billion at June 30, 2017, from $2.97 billion at December 31, 2016. The increase was primarily due to originated loan growth. Originated loans held-for-investment, net, totaled $2.30 billion at June 30, 2017, as compared to $2.14 billion at December 31, 2016.  The increase was primarily due to an increase in multifamily real estate loans of $151.9 million, or 10.1%, to $1.66 billion at June 30, 2017, from $1.51 billion at December 31, 2016. The following table details our multifamily real estate originations for the six months ended June 30, 2017 and 2016 (dollars in thousands):

For the Six Months Ended June 30, 2017
Multifamily Originations	Weighted Average Interest Rate	Weighted Average Loan-to-Value Ratio	Weighted Average Months to Next Rate Change or Maturity for Fixed Rate Loans	(F)ixed or (V)ariable	Amortization Term
$192,407	3.55%	60%	80	V	15 to 30 Years
750	5.00%	48%	1	V	Line of Credit (2-Year Term)
7,640	3.89%	27%	180	F	15 Years
$200,797	3.57%	59%

For the Six Months Ended June 30, 2016
Multifamily Originations	Weighted Average Interest Rate	Weighted Average Loan-to-Value Ratio	Weighted Average Months to Next Rate Change or Maturity for Fixed Rate Loans	(F)ixed or (V)ariable	Amortization Term
$110,265	3.46%	61%	82	V	30 Years
3,075	4.07%	36%	180	F	15 Years
$113,340	3.48%	60%
Acquired loans decreased by $74.0 million to $719.2 million at June 30, 2017, from $793.2 million at December 31, 2016. The decrease was primarily due to paydowns.
PCI loans totaled $28.0 million at June 30, 2017, as compared to $30.5 million at December 31, 2016. The majority of the PCI loan balance consists of loans acquired as part of a Federal Deposit Insurance Corporation-assisted transaction. The Company accreted interest income of $1.3 million and $2.8 million attributable to PCI loans for the three and six months ended June 30, 2017, respectively, as compared to $1.4 million and $2.7 million for the three and six months ended June 30, 2016, respectively.

Total liabilities decreased $7.8 million, or 0.2%, to $3.22 billion at June 30, 2017, from $3.23 billion at December 31, 2016. The decrease was primarily attributable to decreases in deposits of $35.1 million and securities sold under agreements to repurchase totaling $4.0 million, partially offset by an increase in other borrowings of $31.5 million.

Deposits decreased $35.1 million, or 1.3%, to $2.68 billion at June 30, 2017, as compared to $2.71 billion at December 31, 2016. The decrease was attributable to decreases of $95.0 million in transaction accounts and $38.4 million in savings accounts, partially offset by increases of $11.9 million in money market accounts and $86.4 million in certificates of deposit accounts.

Borrowings and securities sold under agreements to repurchase increased by $27.5 million, or 5.8%, to $500.7 million at June 30, 2017, from $473.2 million at December 31, 2016.  Management utilizes borrowings to mitigate interest rate risk, for short-term liquidity, and to a lesser extent as part of leverage strategies.  The following is a table of term borrowing maturities (excluding capitalized leases and overnight borrowings) and the weighted average rate by year at June 30, 2017 (dollars in thousands):

Year	Amount	Weighted Average Rate
2017	$85,000	1.27%
2018	140,715	1.64%
2019	123,502	1.48%
2020	90,000	1.65%
2021	46,725	1.80%
	$485,942	1.55%

Total stockholders’ equity increased by $17.3 million to $638.5 million at June 30, 2017, from $621.2 million at December 31, 2016. The increase was primarily attributable to net income of $18.4 million for the six months ended June 30, 2017, and to a lesser extent a $4.4 million increase related to equity award activity, and a $1.9 million reduction in unrealized losses on our securities available-for-sale portfolio. These increases were partially offset by dividend payments of $7.4 million.

Comparison of Operating Results for the Six Months Ended June 30, 2017 and 2016

Net income. Net income was $18.4 million and $10.6 million for the six months ended June 30, 2017, and June 30, 2016, respectively. Significant variances from the comparable prior year period are as follows: a $3.2 million increase in net interest income, a $1.0 million increase in the provision for loan losses, a $1.8 million increase in non-interest income, a $4.8 million decrease in non-interest expense, and a $1.2 million increase in income tax expense.

Interest Income. Interest income increased $3.4 million, or 5.5%, to $64.7 million for the six months ended June 30, 2017, from $61.3 million for the six months ended June 30, 2016, due to an increase in the average balance of interest-earning assets of $189.0 million, or 5.5%, and a one basis point increase in yields earned on interest-earning assets. Interest income on loans increased by $4.1 million, primarily attributable to an increase in the average loan balances of $307.3 million, which was partially offset by a 13 basis point decrease in the yield. The Company accreted interest income related to its PCI loans of $2.8 million for the six months ended June 30, 2017, as compared to $2.7 million for the six months ended June 30, 2016. Interest income on loans for the six months ended June 30, 2017, reflected loan prepayment income of $520,000 compared to $935,000 for the six months ended June 30, 2016.

Interest Expense. Interest expense remained relatively stable at $11.1 million for the six months ended June 30, 2017, as compared to $11.0 million for June 30, 2016, as the $142.6 million increase in the average balance of interest-bearing liabilities was offset by a three basis point decrease in the cost of interest-bearing liabilities to 0.80% for the current period as compared to 0.83% for the comparable prior year period, primarily due to lower rates on borrowed funds.
Net Interest Income. Net interest income for the six months ended June 30, 2017, increased $3.2 million, or 6.4%, to $53.6 million, from $50.4 million for the six months ended June 30, 2016, primarily due to a $189.0 million, or 5.5%, increase in our average interest-earning assets and a four basis point increase in our net interest margin to 3.01%. The increase in average interest-earning assets was due primarily to an increase in average loans outstanding of $307.3 million, partially offset by decreases in average mortgage-backed securities of $105.3 million and interest-earning deposits in financial institutions of $15.9 million. The increase in average loans was primarily due to originated loan growth. Yields earned on interest-earning assets increased one basis point to 3.63% for the six months ended June 30, 2017, from 3.62% for the six months ended June 30, 2016. The cost of interest-bearing liabilities decreased three basis points to 0.80% for the six months ended June 30, 2017, from 0.83% for the six months ended June 30, 2016.

Provision for Loan Losses. The provision for loan losses increased by $1.0 million to $883,000 for the six months ended June 30, 2017, from a negative provision of $117,000 for the six months ended June 30, 2016, primarily due to growth in the loan portfolio, partially offset by declines in non-performing loans and net recoveries during the six months ended June 30, 2017. Net recoveries, primarily resulting from insurance proceeds received related to a previously impaired loan, were $127,000 for the six months ended June 30, 2017, compared to net charge-offs of $336,000 for the six months ended June 30, 2016.

Non-interest Income. Non-interest income increased $1.8 million, or 38.3%, to $6.6 million for the six months ended June 30, 2017, from $4.8 million for the six months ended June 30, 2016, primarily due to an increase of $1.5 million in income on bank owned life insurance, attributable to insurance proceeds in excess of the related cash surrender value of the policies, and an increase of $415,000 in gains on securities transactions, net. Securities gains, net, during the six months ended June 30, 2017, included gains of $668,000 related to the Company’s trading portfolio, compared to gains of $44,000 in the comparative prior year period. The trading portfolio is utilized to fund the Company’s deferred compensation obligation to certain employees and directors of the Company's deferred compensation plan (the Plan). The participants of this Plan, at their election, defer a portion of their compensation. Gains and losses on trading securities have no effect on net income since participants benefit from, and bear the full risk of, changes in the trading securities market values. Therefore, the Company records an equal and offsetting amount in compensation expense, reflecting the change in the Company’s obligations under the Plan.

Non-interest Expense. Non-interest expense decreased $4.8 million, or 12.4%, to $34.2 million for the six months ended June 30, 2017, from $39.0 million for the six months ended June 30, 2016. The decrease was primarily due to a $3.5 million reduction in merger-related expenses associated with the Hopewell Valley acquisition reflected in earnings for the first six months of 2016. Compensation and employee benefits expense decreased $1.6 million, due primarily to a reduction in severance, retention, and change-in-control compensation associated with the Hopewell Valley acquisition in the prior year period, partially offset by annual merit-related salary increases and an increase in expense related to the Company’s deferred compensation plan, which is described above, and which has no effect on net income. Data processing fees decreased $964,000, primarily due to non-recurring conversion costs associated with the Hopewell Valley acquisition incurred in the prior year period. Professional fees decreased $472,000 due to $557,000 of non-recurring merger-related professional fees associated with the Hopewell Valley acquisition incurred in the prior year period, partially offset by an increase in other professional fees. FDIC insurance expense decreased by $446,000 due to a reduction in the FDIC's assessment rates for depository institutions with less than $10.0 billion in assets, which became effective in the quarter ended September 30, 2016. Other expense decreased by $1.1 million, primarily due to lower Directors' equity award expense, related to the retirement of three directors, and lower advertising expense, due in part to lower printing and production costs associated with Hopewell Valley customer communications and data conversion mailings in the first six months of 2016.

Income Tax Expense. The Company recorded income tax expense of $6.8 million for the six months ended June 30, 2017, compared to $5.6 million for the six months ended June 30, 2016. The effective tax rate for the six months ended June 30, 2017, was 26.9% compared to 34.5% for the six months ended June 30, 2016. The Company adopted ASU 2016-09 in the first quarter of 2017, which resulted in, among other things, a $2.3 million reduction in income tax expense related to the exercise or vesting of equity awards during the six months ended June 30, 2017. Previously, these tax benefits were recorded through equity as an adjustment to additional paid in capital. In addition, the effective tax rate for the six months ended June 30, 2017, was affected by $1.5 million of tax-exempt income from bank owned life insurance proceeds in excess of the cash surrender value of the policies. In accordance with applicable accounting standards, the tax effect will be recognized evenly throughout the year.

The following table sets forth average balance sheets, average yields and costs, and certain other information for the periods indicated.

	ANALYSIS OF NET INTEREST INCOME (Dollars in thousands)
	For the Six Months Ended
	June 30, 2017			June 30, 2016
	Average Outstanding Balance	Interest	Average Yield/ Rate (1)	Average Outstanding Balance	Interest	Average Yield/ Rate (1)
Interest-earning assets:
Loans (2)	$3,008,361	$58,661	3.93%	$2,701,109	$54,570	4.06%
Mortgage-backed securities (3)	440,111	4,616	2.12	545,450	5,657	2.09
Other securities (3)	59,723	535	1.81	57,831	410	1.43
Federal Home Loan Bank of New York stock	26,476	696	5.30	25,408	559	4.42
Interest-earning deposits in financial institutions	60,381	221	0.74	76,278	141	0.37
Total interest-earning assets	3,595,052	64,729	3.63	3,406,076	61,337	3.62
Non-interest-earning assets	283,165			247,603
Total assets	$3,878,217			$3,653,679

Interest-bearing liabilities:
Savings, NOW, and money market accounts	$1,733,794	$4,109	0.48%	$1,569,664	$3,896	0.50%
Certificates of deposit	563,902	3,410	1.22	580,762	3,231	1.12
Total interest-bearing deposits	2,297,696	7,519	0.66	2,150,426	7,127	0.67
Borrowed funds	496,301	3,624	1.47	501,021	3,841	1.54
Total interest-bearing liabilities	2,793,997	11,143	0.80	2,651,447	10,968	0.83
Non-interest bearing deposits	382,689			354,001
Accrued expenses and other liabilities	70,237			43,787
Total liabilities	3,246,923			3,049,235
Stockholders' equity	631,294			604,444
Total liabilities and stockholders' equity	$3,878,217			$3,653,679

Net interest income		$53,586			$50,369
Net interest rate spread (4)			2.83%			2.79%
Net interest-earning assets (5)	$801,055			$754,629
Net interest margin (6)			3.01%			2.97%
Average interest-earning assets to interest-bearing liabilities			128.67%			128.46%

(1)	Average yields and rates are annualized.
(2)	Includes non-accruing loans.
(3)	Securities available-for-sale are reported at amortized cost.
(4)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(5)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(6)	Net interest margin represents net interest income divided by average total interest-earning assets.

Comparison of Operating Results for the Three Months Ended June 30, 2017 and 2016

Net income. Net income was $8.4 million and $7.0 million for the quarters ended June 30, 2017, and June 30, 2016, respectively. Significant variances from the comparable prior year quarter are as follows: a $1.3 million increase in net interest income, a $497,000 increase in the provision for loan losses, a $96,000 decrease in non-interest income, an $876,000 decrease in non-interest expense, and a $126,000 increase in income tax expense.

Interest Income. Interest income increased $1.5 million, or 4.8%, to $32.7 million for the quarter ended June 30, 2017, from $31.2 million for the quarter June 30, 2016, due to an increase in the average balance of interest-earning assets of $193.1 million, or 5.6%, partially offset by a four basis point decrease in yields earned on interest-earning assets. Interest income on loans increased by $2.0 million, primarily attributable to an increase in the average loan balances of $320.8 million, which was partially offset by an 18 basis point decrease in the yield. The increase in average loans was primarily due to originated loan growth. The Company accreted interest income related to its PCI loans of $1.3 million for the quarter ended June 30, 2017, as compared to $1.4 million for the quarter ended June 30, 2016. Interest income on loans for the quarter ended June 30, 2017, reflected loan prepayment income of $193,000 compared to $691,000 for the quarter ended June 30, 2016.

Interest Expense. Interest expense increased $224,000, or 4.1%, to $5.8 million for the quarter ended June 30, 2017, from $5.5 million for the quarter ended June 30, 2016. The increase was due to an increase of $196,000 in interest expense on deposits and a $28,000 increase in interest expense on borrowings. The increase in interest expense on deposits was attributed to an increase in the average balance of interest-bearing deposits of $145.4 million, or 6.7%, to $2.32 billion for the quarter ended June 30, 2017, from $2.18 billion for the quarter ended June 30, 2016, partially offset by a one basis point decrease in the cost of interest-bearing deposits. Interest expense on borrowings marginally increased by $28,000 due to a $9.4 million, or 1.9%, increase in average balances of borrowings partially offset by a one basis point decrease in the cost of borrowings.
Net Interest Income. Net interest income for the quarter ended June 30, 2017, increased $1.3 million, or 4.9%, primarily due to a $193.1 million, or 5.6%, increase in our average interest-earning assets, partially offset by a three basis point decrease in our net interest margin to 2.97%. The increase in average interest-earning assets was primarily attributable to an increase in average loans outstanding of $320.8 million, partially offset by decreases in average mortgage-backed securities of $124.0 million and interest-earning deposits in financial institutions of $3.3 million. Yields earned on interest-earning assets decreased four basis points to 3.61% for the quarter ended June 30, 2017, from 3.65% for the quarter ended June 30, 2016. The cost of interest-bearing liabilities decreased one basis point to 0.82% for the current quarter as compared to 0.83% for the comparable prior year quarter.

Provision for Loan Losses. The provision for loan losses increased by $497,000 to $511,000 for the quarter ended June 30, 2017, from $14,000 for the quarter ended June 30, 2016, primarily due to growth in the loan portfolio and higher net charge-offs, partially offset by declines in non-performing loans. Net charge-offs were $190,000 for the quarter ended June 30, 2017, compared to net charge-offs of $75,000 for the quarter ended June 30, 2016.

Non-interest Income. Non-interest income remained relatively stable at $2.4 million for the quarter ended June 30, 2017, as compared to $2.5 million for the quarter ended June 30, 2016.

Non-interest Expense. Non-interest expense decreased $876,000, or 5.0%, to $16.6 million for the quarter ended June 30, 2017, from $17.5 million for the quarter ended June 30, 2016. The decrease was due primarily to decreases of $266,000 in data processing fees, $101,000 in other professional fees, $229,000 in FDIC insurance expense due to a reduction in the FDIC's assessment rates for depository institutions with less than $10.0 billion in assets, which became effective in the quarter ended September 30, 2016, and $332,000 in other expense, primarily due to lower Directors' equity award expense related to the retirement of three directors.

Income Tax Expense. The Company recorded income tax expense of $3.8 million for the quarter ended June 30, 2017, compared to $3.7 million for the quarter ended June 30, 2016. The effective tax rate for the quarter ended June 30, 2017, was 31.2% compared to 34.5% for the quarter ended June 30, 2016. The Company adopted ASU 2016-09 in the first quarter of 2017, the effect of which was a $593,000 reduction in income tax expense related to the exercise or vesting of equity awards during the quarter ended June 30, 2017, which was previously recorded through equity as an adjustment to additional paid in capital.

The following table sets forth average balance sheets, average yields and costs, and certain other information for the periods indicated.

	ANALYSIS OF NET INTEREST INCOME (Dollars in thousands)
	For the Three Months Ended
	June 30, 2017			June 30, 2016
	Average Outstanding Balance	Interest	Average Yield/ Rate (1)	Average Outstanding Balance	Interest	Average Yield/ Rate (1)
Interest-earning assets:
Loans (2)	$3,041,774	29,653	3.91%	$2,720,983	$27,682	4.09%
Mortgage-backed securities (3)	428,757	2,260	2.11	552,738	2,888	2.10
Other securities (3)	61,202	283	1.85	62,595	237	1.52
Federal Home Loan Bank of New York stock	26,600	325	4.90	25,635	282	4.42
Interest-earning deposits in financial institutions	69,928	139	0.80	73,211	79	0.43
Total interest-earning assets	3,628,261	32,660	3.61	3,435,162	31,168	3.65
Non-interest-earning assets	282,492			254,230
Total assets	$3,910,753			$3,689,392

Interest-bearing liabilities:
Savings, NOW, and money market accounts	$1,731,451	$2,079	0.48%	$1,606,415	$2,020	0.51%
Certificates of deposit	593,492	1,820	1.23	573,081	1,683	1.18
Total interest-bearing deposits	2,324,943	3,899	0.67	2,179,496	3,703	0.68
Borrowed funds	495,656	1,852	1.50	486,252	1,824	1.51
Total interest-bearing liabilities	2,820,599	5,751	0.82	2,665,748	5,527	0.83
Non-interest bearing deposits	382,353			366,506
Accrued expenses and other liabilities	71,853			52,264
Total liabilities	3,274,805			3,084,518
Stockholders' equity	635,948			604,874
Total liabilities and stockholders' equity	$3,910,753			$3,689,392

Net interest income		$26,909			$25,641
Net interest rate spread (4)			2.79%			2.82%
Net interest-earning assets (5)	$807,662			$769,414
Net interest margin (6)			2.97%			3.00%
Average interest-earning assets to interest-bearing liabilities			128.63%			128.86%

(1)	Average yields and rates are annualized.
(2)	Includes non-accruing loans.
(3)	Securities available-for-sale are reported at amortized cost.
(4)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(5)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(6)	Net interest margin represents net interest income divided by average total interest-earning assets.

Asset Quality

Purchased Credit Impaired Loans

PCI loans are recorded at estimated fair value using discounted expected future cash flows deemed to be collectible on the date acquired. Based on its detailed review of PCI loans and experience in loan workouts, management believes it has a reasonable expectation about the amount and timing of future cash flows and accordingly has classified PCI loans ($28.0 million at June 30, 2017 and $30.5 million at December 31, 2016) as accruing, even though they may be contractually past due. At June 30, 2017, 8.4% of PCI loans were past due 30 to 89 days, and 15.1% were past due 90 days or more, as compared to 6.6% and 19.3%, respectively, at December 31, 2016.

Originated and Acquired loans

The following table details total originated and acquired (including held-for-sale, but excluding PCI) non-accruing loans, non-performing loans, non-performing assets, troubled debt restructurings (TDRs) on which interest is accruing, and accruing loans 30 to 89 days delinquent at June 30, 2017, and December 31, 2016 (dollars in thousands):

	June 30, 2017	December 31, 2016
Non-accrual loans:
Held-for-investment
Real estate loans:
Commercial	$4,154	$5,513
One-to-four family residential	747	1,629
Multifamily	422	43
Home equity and lines of credit	117	127
Commercial and industrial	76	9
Total non-accrual loans held-for-investment	5,516	7,321
Held-for-sale
Commercial	494	—
Total non-accrual loans	6,010	7,321
Loans delinquent 90 days or more and still accruing:
Held-for-investment
Real estate loans:
Commercial	84	—
One-to-four family residential	157	52
Home equity and lines of credit	3	8
Other	47	—
Total loans delinquent 90 days or more and still accruing	291	60
Total non-performing loans	6,301	7,381
Other real estate owned	850	850
Total non-performing assets	$7,151	$8,231
Non-performing loans to total loans	0.21%	0.25%
Non-performing assets to total assets	0.19%	0.21%
Loans subject to restructuring agreements and still accruing	$20,644	$20,628
Accruing loans 30 to 89 days delinquent	$14,087	$10,100

Accruing Loans 30 to 89 Days Delinquent

Loans 30 to 89 days delinquent and on accrual status totaled $14.1 million and $10.1 million at June 30, 2017, and December 31, 2016, respectively. The following table sets forth delinquencies for accruing loans by type and by amount at June 30, 2017, and December 31, 2016 (dollars in thousands):

	June 30, 2017	December 31, 2016
Held-for-investment
Real estate loans:
Commercial	$5,895	$4,578
One-to-four family residential	3,496	3,621
Multifamily	2,584	1,440
Home equity and lines of credit	301	263
Commercial and industrial loans	296	148
Other loans	—	50
Total delinquent accruing loans held-for-investment	$12,572	$10,100
Held-for-sale
Multifamily	1,515	—
Total delinquent accruing loans	$14,087	$10,100

Loans Subject to TDR Agreements

Included in non-accruing loans are loans subject to TDR agreements totaling $254,000 and $1.8 million at June 30, 2017 and December 31, 2016, respectively. At June 30, 2017, the $254,000 non-accruing TDR was not performing in accordance with its restructured terms and consisted of one one-to-four family residential loan which was 91 days delinquent at June 30, 2017, and collateralized by real estate with a recent appraised value of $629,000. At December 31, 2016, $1.4 million, or 76.4%, of the $1.8 million TDRs were not performing in accordance with their restructured terms.

The Company also holds loans subject to restructuring agreements that are on accrual status totaling $20.6 million at June 30, 2017, and December 31, 2016, respectively. At June 30, 2017, $2.7 million, or 13.2%, of the $20.6 million accruing TDRs were not performing in accordance with their restructured terms. The $2.7 million is comprised of two loans, both of which were 30 days delinquent at June 30, 2017, and collateralized by real estate with an aggregate recent appraised value of $3.5 million.

The following table details the amounts and categories of the loans subject to restructuring agreements by loan type as of June 30, 2017, and December 31, 2016 (in thousands):

	June 30, 2017		December 31, 2016
	Non-Accruing	Accruing	Non-Accruing	Accruing
TDRs:
Real estate loans:
Commercial	$—	$15,533	$1,000	$15,828
One-to-four family residential	254	3,196	783	2,835
Multifamily	—	1,495	—	1,527
Home equity and lines of credit	—	326	—	336
Commercial and industrial loans	—	94	—	102
	$254	$20,644	$1,783	$20,628

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
The Bank's primary sources of funds are deposits, principal and interest payments on loans and securities, borrowed funds, the proceeds from maturing securities and short-term investments, and to a lesser extent the proceeds from the sales of loans and securities and wholesale borrowings. The scheduled amortization of loans and securities, as well as proceeds from borrowed funds, are predictable sources of funds. Other funding sources, however, such as deposit inflows and loan prepayments are greatly influenced by market interest rates, economic conditions, and competition. The Bank is a member of the Federal Home Loan Bank of New York (“FHLB”), which provides an additional source of short-term and long-term funding. The Bank also has short-term borrowing capabilities with the Federal Reserve Bank of New York. The Bank’s borrowed funds, excluding capitalized lease obligations and floating rate advances, were $485.9 million at June 30, 2017, and had a weighted average interest rate of 1.55%. A total of $128.6 million of these borrowings will mature in less than one year. Borrowed funds, excluding capitalized lease obligations and floating rate advances, were $462.0 million at December 31, 2016. The Bank has the ability to obtain additional funding from the FHLB and Federal Reserve Bank of New York's discount window of approximately $823.3 million utilizing unencumbered securities of $37.9 million and loans of $867.7 million at June 30, 2017. The Bank expects to have sufficient funds available to meet current commitments in the normal course of business.

Northfield Bancorp, Inc. (standalone) is a separate legal entity from the Bank and must provide for its own liquidity to pay dividends, repurchase its stock, and for other corporate purposes. Northfield Bancorp, Inc.'s primary source of liquidity is dividend payments from the Bank. At June 30, 2017, Northfield Bancorp, Inc. (stand alone) had liquid assets of approximately $10.6 million.

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

At June 30, 2017, and December 31, 2016, as set forth in the following table, both the Bank and Northfield Bancorp, Inc. exceeded all of the regulatory capital requirements to which they were subject at such dates.

	The Bank	Northfield Bancorp, Inc.	For Capital Adequacy Purposes (1)	For Well Capitalized Under Prompt Corrective Action Provisions
As of June 30, 2017:
Common equity Tier 1 capital (to risk-weighted assets)	17.46%	18.55%	5.75%	6.50%
Tier 1 leverage	14.68%	15.59%	4.00%	5.00%
Tier I capital (to risk-weighted assets)	17.46%	18.55%	7.25%	8.00%
Total capital (to risk-weighted assets)	18.27%	19.35%	9.25%	10.00%
As of December 31, 2016:
Common equity Tier 1 capital (to risk-weighted assets)	17.75%	18.79%	5.125%	6.50%
Tier 1 leverage	14.55%	15.40%	4.000%	5.00%
Tier I capital (to risk-weighted assets)	17.75%	18.79%	6.625%	8.00%
Total capital (to risk-weighted assets)	18.56%	19.60%	8.625%	10.00%

(1) Includes capital conservation buffer at June 30, 2017, and December 31, 2016.
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
The following table shows the contractual obligations of the Company by expected payment period as of June 30, 2017:

Contractual Obligation	Total	Less than One Year	One to less than Three Years	Three to less than Five Years	More than Five Years
	(in thousands)
Debt obligations (excluding capitalized leases)	$485,942	$128,635	$285,582	$71,725	$—
Commitments to originate loans	62,751	62,751	—	—	—
Commitments to fund unused lines of credit	83,204	83,204	—	—	—

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

The following tables set forth, as of June 30, 2017, and December 31, 2016, our calculation of the estimated changes in our NPV, NPV ratio, and percent change in net interest income that would result from the designated instantaneous and sustained changes in interest rates (dollars in thousands).  Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments and deposit repricing characteristics including decay rates, and correlations to movements in interest rates, and should not be relied on as indicative of actual results.

	NPV at June 30, 2017
Change in Interest Rates (basis points)	Estimated Present Value of Assets	Estimated Present Value of Liabilities	Estimated NPV	Estimated Change in NPV	Estimated Change in NPV %	Estimated NPV/Present Value of Assets Ratio	Net Interest Income Percent Change (Year 1)
+400	$3,464,923	$2,866,631	$598,292	$(166,999)	(21.82)%	17.27%	(14.13)%
+300	3,555,150	2,919,443	635,707	(129,584)	(16.93)	17.88	(10.40)
+200	3,654,976	2,974,573	680,403	(84,888)	(11.09)	18.62	(6.60)
+100	3,754,646	3,032,166	722,480	(42,811)	(5.59)	19.24	(3.15)
—	3,857,667	3,092,376	765,291	—	—	19.84	—
(100)	3,963,294	3,162,099	801,195	35,904	4.69	20.22	1.65
(200)	4,073,754	3,229,334	844,420	79,129	10.34	20.73	0.19

	NPV at December 31, 2016
Change in Interest Rates (basis points)	Estimated Present Value of Assets	Estimated Present Value of Liabilities	Estimated NPV	Estimated Change In NPV	Estimated Change in NPV %	Estimated NPV/Present Value of Assets Ratio	Net Interest Income Percent Change (Year 1)
+400	$3,453,451	$2,884,031	$569,420	$(200,567)	(26.05)%	16.49%	(15.85)%
+300	3,551,355	2,936,326	615,029	(154,958)	(20.12)	17.32	(11.67)
+200	3,657,218	2,990,913	666,305	(103,682)	(13.47)	18.22	(7.53)
+100	3,765,179	3,047,933	717,246	(52,741)	(6.85)	19.05	(3.68)
—	3,877,525	3,107,538	769,987	—	—	19.86	—
(100)	4,011,261	3,171,899	839,362	69,375	9.01	20.93	1.10
(200)	4,179,973	3,227,571	952,402	182,415	23.69	22.78	(1.89)

At June 30, 2017, in the event of a 200 basis point decrease in interest rates, we would experience a 10.34% increase in estimated net portfolio value and a 0.19% increase in net interest income. In the event of a 400 basis point increase in interest rates, we would experience a 21.82% decrease in estimated net portfolio value and a 14.13% decrease in net interest income. Our policies provide that, in the event of a 200 basis point decrease or less in interest rates, our net present value ratio should decrease by no more than 300 basis points and 10%, and in the event of a 400 basis point increase or less, our net present value should decrease by no more than 475 basis points and 35%. In the event of a 200 basis point decrease or less, our projected net interest income should decrease by no more than 10% in year one, and in the event of a 400 basis point increase or less, our projected net interest income should decrease by no more than 30% in year one. However, when the federal funds rate is low and negative rate shocks do not produce meaningful results, management may temporarily suspend use of guidelines for negative rate shocks. At June 30, 2017, we were in compliance with all board approved policies with respect to interest rate risk management.

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

ITEM 4.    CONTROLS AND PROCEDURES
An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of June 30, 2017.  Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

During the three months ended June 30, 2017, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

ITEM 1.     LEGAL PROCEEDINGS
The Company and subsidiaries are subject to various legal actions arising in the normal course of business.  In the opinion of management, the resolution of these legal actions is not expected to have a material adverse effect on the Company’s consolidated financial condition or results of operations.

ITEM 1A.  RISK FACTORS
During the six months ended June 30, 2017, there have been no material changes to the risk factors as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, as filed with the SEC.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	Unregistered Sale of Equity Securities. There were no sales of unregistered securities during the period covered by this report.

(b)	Use of Proceeds. Not applicable

(c)	Repurchases of Our Equity Securities.

The Company’s did not repurchase any of its common stock for the three months ended June 30, 2017. The repurchase program permits shares to be repurchased in open market or private transactions, through block trades, and pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities and Exchange Commission. There were no shares remaining to be purchased at June 30, 2017.

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

Date: August 9, 2017

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
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Statements of Changes in Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements