Form 10-Q
period 2017-09-30
Northfield Bancorp, Inc.
filed 2017-11-09
CIK 1493225

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☐
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
48,879,812 shares of Common Stock, par value $0.01 per share, were issued and outstanding as of October 31, 2017.

NORTHFIELD BANCORP, INC.
Form 10-Q Quarterly Report

PART I
ITEM 1.        FINANCIAL STATEMENTS

NORTHFIELD BANCORP, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited) (In thousands, except share amounts)

	September 30, 2017	December 31, 2016
ASSETS:
Cash and due from banks	$15,007	$18,412
Interest-bearing deposits in other financial institutions	88,234	77,673
Total cash and cash equivalents	103,241	96,085
Trading securities	9,225	7,857
Securities available-for-sale, at estimated fair value
(encumbered $6,990 at September 30, 2017, and $11,786 at December 31, 2016)	482,626	498,897
Securities held-to-maturity, at amortized cost	9,983	10,148
(estimated fair value of $9,997 at September 30, 2017, and $10,118 at December 31, 2016) (encumbered $0 at September 30, 2017, and $2,108 at December 31, 2016)
Loans held-for-sale	1,506	—
Originated loans held-for-investment, net	2,360,864	2,144,346
Loans acquired	745,063	793,240
Purchased credit-impaired (PCI) loans held-for-investment	25,960	30,498
Loans held-for-investment, net	3,131,887	2,968,084
Allowance for loan losses	(26,099)	(24,595)
Net loans held-for-investment	3,105,788	2,943,489
Accrued interest receivable	10,249	9,714
Bank owned life insurance	149,657	148,047
Federal Home Loan Bank of New York stock, at cost	29,771	25,123
Premises and equipment, net	25,504	26,910
Goodwill	38,411	38,411
Other real estate owned	850	850
Other assets	40,017	44,563
Total assets	$4,006,828	$3,850,094

LIABILITIES AND STOCKHOLDERS’ EQUITY:
LIABILITIES:
Deposits	$2,735,402	$2,713,587
Borrowed funds	583,690	473,206
Advance payments by borrowers for taxes and insurance	14,265	12,331
Accrued expenses and other liabilities	28,422	29,774
Total liabilities	3,361,779	3,228,898

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value; 25,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value: 150,000,000 shares authorized, 60,933,707 shares issued at
September 30, 2017 and December 31, 2016, 48,880,772 and 48,526,658 outstanding at September 30, 2017, and December 31, 2016, respectively	609	609
Additional paid-in-capital	545,955	547,910
Unallocated common stock held by employee stock ownership plan	(22,695)	(23,466)
Retained earnings	286,574	268,226
Accumulated other comprehensive loss	(2,434)	(4,332)
Treasury stock at cost; 12,052,935 and 12,407,049 shares at September 30, 2017, and December 31, 2016, respectively	(162,960)	(167,751)
Total stockholders’ equity	645,049	621,196
Total liabilities and stockholders’ equity	$4,006,828	$3,850,094

See accompanying notes to unaudited consolidated financial statements.

NORTHFIELD BANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited) (In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Interest income:
Loans	$30,424	$28,222	$89,085	$82,792
Mortgage-backed securities	2,175	2,665	6,791	8,322
Other securities	370	252	905	662
Federal Home Loan Bank of New York dividends	365	302	1,061	861
Deposits in other financial institutions	191	84	412	225
Total interest income	33,525	31,525	98,254	92,862
Interest expense:
Deposits	4,168	3,545	11,687	10,672
Borrowings	2,005	1,729	5,629	5,570
Total interest expense	6,173	5,274	17,316	16,242
Net interest income	27,352	26,251	80,938	76,620
Provision for loan losses	488	472	1,371	355
Net interest income after provision for loan losses	26,864	25,779	79,567	76,265
Non-interest income:
Fees and service charges for customer services	1,238	1,255	3,563	3,627
Income on bank owned life insurance	970	1,008	4,438	3,001
Gains on securities transactions, net	337	362	1,001	612
Other	70	42	197	189
Total non-interest income	2,615	2,667	9,199	7,429
Non-interest expense:
Compensation and employee benefits	9,593	9,565	29,339	30,891
Occupancy	2,807	2,828	8,460	8,597
Furniture and equipment	279	349	871	1,074
Data processing	1,155	1,674	3,436	4,919
Professional fees	569	684	2,034	2,621
FDIC insurance	279	256	795	1,218
Other	2,146	2,021	6,055	7,050
Total non-interest expense	16,828	17,377	50,990	56,370
Income before income tax expense	12,651	11,069	37,776	27,324
Income tax expense	4,525	3,782	11,292	9,392
Net income	$8,126	$7,287	$26,484	$17,932
Net income per common share:
Basic	$0.18	$0.16	$0.59	$0.40
Diluted	$0.17	$0.16	$0.57	$0.39

See accompanying notes to unaudited consolidated financial statements.

NORTHFIELD BANCORP, INC. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME - (Continued) (Unaudited) (In thousands)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net Income	$8,126	$7,287	$26,484	$17,932
Other comprehensive income:
Unrealized gains (losses) on securities:
Net unrealized holding (losses) gains on securities	(4)	(850)	3,082	9,405
Less: reclassification adjustment for net (gains) losses included in net income (included in gains on securities transactions, net)	—	(17)	4	(223)
Net unrealized (losses) gains	(4)	(867)	3,086	9,182
Amortization related to post retirement benefit obligation	27	—	81	—
Other comprehensive income (loss), before tax	23	(867)	3,167	9,182
Income tax benefit (expense) related to net unrealized holding (losses) gains on securities	1	340	(1,234)	(3,771)
Income tax benefit (expense) related to reclassification adjustment for (losses) gains included in net income	—	7	(2)	89
Income tax expense related to post retirement benefit adjustment	(11)	—	(33)	—
Other comprehensive income (loss), net of tax	13	(520)	1,898	5,500
Comprehensive income	$8,139	$6,767	$28,382	$23,432

See accompanying notes to unaudited consolidated financial statements.

NORTHFIELD BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Nine Months Ended September 30, 2017 and 2016
(Unaudited) (In thousands, except share data)

	Common Stock
	Shares Outstanding	Par Value	Additional Paid-in Capital	Unallocated Common Stock Held by the Employee Stock Ownership Plan	Retained Earnings	Accumulated Other Comprehensive Income (loss) Net of tax	Treasury Stock	Total Stockholders' Equity
Balance at December 31, 2015	45,565,540	$582	$501,540	$(24,664)	$256,170	$(2,986)	$(170,863)	$559,779
Net income					17,932			17,932
Other comprehensive income, net of tax						5,500		5,500
Acquisition of Hopewell Valley Community Bank	2,707,381	27	41,694					41,721
ESOP shares allocated or committed to be released			698	777				1,475
Stock compensation expense			5,658					5,658
Additional tax benefit on equity awards			895					895
Net issuance of restricted stock	—							—
Forfeitures of restricted stock	(7,640)		106				(106)	—
Exercise of stock options, net	205,560		(2,592)				2,712	120
Cash dividends declared ($0.23 per common share)					(10,443)			(10,443)
Treasury stock (average cost of $15.98 per share)	(133,694)						(2,137)	(2,137)
Balance at September 30, 2016	48,337,147	$609	$547,999	$(23,887)	$263,659	$2,514	$(170,394)	$620,500

Balance at December 31, 2016	48,526,658	$609	$547,910	$(23,466)	$268,226	$(4,332)	$(167,751)	$621,196
Net income					26,484			26,484
Other comprehensive income, net of tax						1,898		1,898
Cumulative effect of change in accounting principle - adoption of ASU No. 2016-09			(2,898)		2,898			—
ESOP shares allocated or committed to be released			869	771				1,640
Stock compensation expense			4,765					4,765
Net issuance of restricted stock	19,180		(261)				261	—
Exercise of stock options, net	334,934		(4,430)				4,530	100
Cash dividends declared ($0.24 per common share)					(11,034)			(11,034)
Balance at September 30, 2017	48,880,772	$609	$545,955	$(22,695)	$286,574	$(2,434)	$(162,960)	$645,049

See accompanying notes to unaudited consolidated financial statements.

NORTHFIELD BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (In thousands)

	Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities:
Net income	$26,484	$17,932
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,371	355
ESOP and stock compensation expense	6,405	7,133
Depreciation	2,449	2,717
Amortization of premiums, and deferred loan costs, net of (accretion) of discounts, and deferred loan fees	1,551	1,580
Amortization intangible assets	292	337
Income on bank owned life insurance	(4,438)	(3,001)
Proceeds from sale of loans held-for-sale	494	—
Gains on securities transactions, net	(1,001)	(612)
Net purchases of trading securities	(363)	(445)
(Increase) decrease in accrued interest receivable	(535)	531
Decrease (increase) in other assets	3,069	(2,446)
Decrease in accrued expenses and other liabilities	(1,352)	(443)
Net cash provided by operating activities	34,426	23,638
Cash flows from investing activities:
Net increase in loans receivable	(107,567)	(42,182)
Purchase of loans	(59,087)	(159,531)
Purchases of Federal Home Loan Bank of New York stock	(16,640)	(7,210)
Redemptions of Federal Home Loan Bank of New York stock	11,992	7,515
Purchases of securities available-for-sale	(67,053)	(105,558)
Principal payments and maturities on securities available-for-sale	84,882	126,348
Principal payments and maturities on securities held-to-maturity	152	136
Proceeds from sale of securities available-for-sale	967	42,842
Proceeds from bank owned life insurance	2,828	—
Proceeds from sale of other real estate owned	—	45
Purchases and improvements of premises and equipment	(1,043)	(706)
Net cash acquired in business combination	—	55,479
Net cash used in investing activities	(150,569)	(82,822)
Cash flows from financing activities:
Net increase in deposits	21,815	119,869
Dividends paid	(11,034)	(10,443)
Exercise of stock options	100	120
Purchase of employee restricted shares to fund statutory tax withholding	—	(2,137)
Additional tax benefit on equity awards	—	895
Increase in advance payments by borrowers for taxes and insurance	1,934	1,075
Repayments under capital lease obligations	(166)	(153)
Proceeds from securities sold under agreements to repurchase and other borrowings	331,653	177,241
Repayments related to securities sold under agreements to repurchase and other borrowings	(221,003)	(243,000)
Net cash provided by financing activities	123,299	43,467
Net increase (decrease) in cash and cash equivalents	7,156	(15,717)
Cash and cash equivalents at beginning of period	96,085	51,853
Cash and cash equivalents at end of period	$103,241	$36,136

NORTHFIELD BANCORP, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued) (Unaudited) (In thousands)
	Nine Months Ended September 30,
	2017	2016
Supplemental cash flow information:
Cash paid during the period for:
Interest	$17,052	$16,729
Income taxes	5,500	9,336
Non-cash transactions:
Loans (recoveries)/charged-off, net	(133)	785
Transfer of originated loans held-for-investment to loans held-for-sale at fair value	2,009	—
Acquisition:
Non-cash assets acquired, at fair value:
Securities available for sale	—	61,633
Loans	—	342,566
Accrued interest receivable	—	1,452
Bank-owned life insurance	—	11,269
Premises and equipment	—	5,926
Federal Home Loan Bank of New York stock, at cost	—	476
Goodwill and other intangible assets	—	24,265
Other assets	—	5,389
Total non-cash assets acquired	—	452,976
Non-cash liabilities assumed at fair value:
Deposits	—	456,203
Borrowings	—	2,213
Other liabilities	—	8,318
Total non-cash liabilities assumed	—	466,734
Net non-cash liabilities assumed	—	(13,758)
Net cash and cash equivalents acquired	—	55,479
Common stock issued in acquisition	$—	$41,721

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

In the opinion of management, all adjustments (consisting solely of normal and recurring adjustments) necessary for the fair presentation of the consolidated financial condition and the consolidated results of operations for the unaudited periods presented have been included. The results of operations and other data presented for the three and nine months ended September 30, 2017, are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2017 or for any other period. Whenever necessary, certain prior year amounts are reclassified to conform to the current year presentation.
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

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

Note 3 – Securities Available-for-Sale
The following is a comparative summary of mortgage-backed securities, other debt securities, and other securities available-for-sale at September 30, 2017, and December 31, 2016 (in thousands):

	September 30, 2017
		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
	cost	gains	losses	value
Mortgage-backed securities:
Pass-through certificates:
Government sponsored enterprises (GSE)	$187,572	$2,261	$1,756	$188,077
Real estate mortgage investment conduits (REMICs):
GSE	224,265	211	4,956	219,520
Non-GSE	82	—	1	81
	411,919	2,472	6,713	407,678
Other debt securities:
Municipal bonds	699	9	—	708
Corporate bonds	72,765	443	66	73,142
	73,464	452	66	73,850
Other securities
Equity investments-mutual funds	93	—	—	93
Other	1,005	—	—	1,005
Total securities available-for-sale	$486,481	$2,924	$6,779	$482,626

	December 31, 2016
		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
	cost	gains	losses	value
Mortgage-backed securities:
Pass-through certificates:
GSE	$225,047	$2,800	$3,298	$224,549
REMICs:
GSE	230,500	259	6,466	224,293
Non-GSE	280	—	10	270
	455,827	3,059	9,774	449,112
Other debt securities:
Municipal bonds	2,151	13	6	2,158
Corporate bonds	45,373	150	364	45,159
	47,524	163	370	47,317
Other securities:
Equity investments - mutual funds	1,233	—	15	1,218
Other	1,250	—	—	1,250
	2,483	—	15	2,468
Total securities available-for-sale	$505,834	$3,222	$10,159	$498,897

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

The following is a summary of the expected maturity distribution of debt securities available-for-sale, other than mortgage-backed securities, at September 30, 2017 (in thousands):

Available-for-sale	Amortized cost	Estimated fair value
Due in one year or less	$350	$350
Due after one year through five years	58,181	58,473
Due after five years through ten years	14,933	15,027
	$73,464	$73,850

Contractual maturities for mortgage-backed securities are not included above, as expected maturities on mortgage-backed securities may differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without penalties.

There were no sales of securities available-for-sale for the three months ended September 30, 2017. For the nine months ended September 30, 2017, the Company had gross proceeds of $967,000 on sales of securities available-for-sale, with no gross realized gains and gross realized losses of $4,000. For the three and nine months ended September 30, 2016, the Company had gross proceeds of $525,000 and $42.8 million, respectively, on sales of securities available-for-sale, with gross realized gains of $18,000 and $352,000, respectively, and gross realized losses of $1,000 and $129,000, respectively. The Company recognized net gains of $337,000 and $1.0 million, on its trading securities portfolio during the three and nine months ended September 30, 2017, respectively. The Company recognized net gains of $345,000 and $389,000, on its trading securities portfolio during the three and nine months ended September 30, 2016, respectively. The Company did not recognize any other-than-temporary impairment charges during the three and nine months ended September 30, 2017 or September 30, 2016.

Gross unrealized losses on mortgage-backed and other debt securities available-for-sale, and the estimated fair value of the related securities, aggregated by security category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2017, and December 31, 2016, were as follows (in thousands):

	September 30, 2017
	Less than 12 months		12 months or more		Total
	Unrealized	Estimated	Unrealized	Estimated	Unrealized	Estimated
	losses	fair value	losses	fair value	losses	fair value
Mortgage-backed securities:
Pass-through certificates:
GSE	$1,567	$84,923	$189	$11,234	$1,756	$96,157
REMICs:
GSE	1,124	104,018	3,832	89,828	4,956	193,846
Non-GSE	—	—	1	81	1	81
Other debt securities:
Corporate bonds	66	37,653	—	—	66	37,653
Total	$2,757	$226,594	$4,022	$101,143	$6,779	$327,737

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

	December 31, 2016
	Less than 12 months		12 months or more		Total
	Unrealized	Estimated	Unrealized	Estimated	Unrealized	Estimated
	losses	fair value	losses	fair value	losses	fair value
Mortgage-backed securities:
Pass-through certificates:
GSE	$2,703	$121,878	$595	$8,402	$3,298	$130,280
REMICs:
GSE	1,622	75,586	4,844	97,726	6,466	173,312
Non-GSE	—	—	10	270	10	270
Other debt securities:
Municipal bonds	6	1,679	—	—	6	1,679
Corporate bonds	364	26,022	—	—	364	26,022
Equity investments - mutual funds	15	947	—	—	15	947
Total	$4,710	$226,112	$5,449	$106,398	$10,159	$332,510

The Company held 21 pass-through mortgage-backed securities issued or guaranteed by GSEs, nine REMIC mortgage-backed securities issued or guaranteed by GSEs, and one REMIC mortgage-backed security not issued or guaranteed by a GSE that were in a continuous unrealized loss position of twelve months or greater at September 30, 2017. There were 17 pass-through mortgage-backed securities issued or guaranteed by GSEs, 25 REMIC mortgage-backed securities issued or guaranteed by a GSE, and eight corporate bonds that were in an unrealized loss position of less than twelve months at September 30, 2017. All securities referred to above were rated investment grade at September 30, 2017.  The declines in value relate to the general interest rate environment and are considered temporary. The securities cannot be prepaid in a manner that would result in the Company not receiving substantially all of its amortized cost. The Company neither has an intent to sell, nor is it more likely than not that the Company will be required to sell, the securities before the recovery of their amortized cost basis or, if necessary, maturity.

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

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

Note 4 – Securities Held-to-Maturity
The following is a summary of mortgage-backed securities held-to-maturity at September 30, 2017, and December 31, 2016 (in thousands):

	September 30, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Mortgage-backed securities:
Pass-through certificates:
GSEs	$9,983	$43	$29	$9,997
Total securities held-to-maturity	$9,983	$43	$29	$9,997

	December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Mortgage-backed securities:
Pass-through certificates:
GSEs	$10,148	$29	$59	$10,118
Total securities held-to-maturity	$10,148	$29	$59	$10,118

Contractual maturities for mortgage-backed securities are not presented, as expected maturities on mortgage‑backed securities may differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without penalties. There were no sales of held-to-maturity securities for the three and nine months ended September 30, 2017, or September 30, 2016. The Company did not recognize any other-than-temporary impairment charges in earnings on securities held-to-maturity during the three and nine months ended September 30, 2017, or September 30, 2016.

Gross unrealized losses on mortgage-backed securities held-to-maturity, and the estimated fair value of the related securities, aggregated by security category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2017 and December 31, 2016, were as follows (in thousands):

	September 30, 2017		December 31, 2016
	Less than 12 months		Less than 12 months
	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value
Mortgage-backed securities:
Pass-through certificates:
GSEs	$29	$3,772	$59	$7,466
Total securities held-to-maturity	$29	$3,772	$59	$7,466

The Company held two pass-through mortgage-backed securities held-to-maturity, issued or guaranteed by GSE's that were in a continuous unrealized loss position of less than twelve months at September 30, 2017. Management evaluated these securities and concluded that the declines in value relate to the general interest rate environment and are considered temporary. The securities cannot be prepaid in a manner that would result in the Company not receiving substantially all of its amortized cost. The Company neither has an intent to sell, nor is it more likely than not that the Company will be required to sell, the securities before the recovery of their amortized cost basis or, if necessary, maturity.

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

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

Note 5 – Loans

Net loans held-for-investment are as follows (in thousands):

	September 30,	December 31,
	2017	2016
Real estate loans:
Multifamily	$1,690,026	$1,506,335
Commercial mortgage	422,716	412,667
One-to-four family residential mortgage	102,373	105,968
Home equity and lines of credit	66,845	65,437
Construction and land	36,945	14,065
Total real estate loans	2,318,905	2,104,472
Commercial and industrial loans	34,295	31,906
Other loans	1,199	1,497
Total commercial and industrial and other loans	35,494	33,403
Deferred loan cost, net	6,465	6,471
Originated loans held-for-investment, net	2,360,864	2,144,346
PCI Loans	25,960	30,498
Loans acquired:
One-to-four family residential mortgage	289,514	317,639
Multifamily	228,303	215,389
Commercial mortgage	169,012	188,001
Home equity and lines of credit	21,636	25,522
Construction and land	17,179	20,887
Total acquired real estate loans	725,644	767,438
Commercial and industrial loans	19,119	25,443
Other loans	300	359
Total loans acquired, net	745,063	793,240
Loans held-for-investment, net	3,131,887	2,968,084
Allowance for loan losses	(26,099)	(24,595)
Net loans held-for-investment	$3,105,788	$2,943,489
Loans held-for-sale amounted to $1.5 million at September 30, 2017. There were no loans held-for-sale at December 31, 2016.
PCI loans totaled $26.0 million at September 30, 2017, as compared to $30.5 million at December 31, 2016. The majority of the PCI loan balance is attributable to those loans acquired as part of a Federal Deposit Insurance Corporation-assisted transaction. The Company accounts for PCI loans utilizing U.S. GAAP applicable to loans acquired with deteriorated credit quality. At September 30, 2017, PCI loans consist of approximately 30% commercial real estate loans and 48% commercial and industrial loans, with the remaining balance in residential and home equity loans. At December 31, 2016, PCI loans consist of approximately 30% commercial real estate loans and 48% commercial and industrial loans, with the remaining balance in residential and home equity loans.

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

The following table details the accretion of interest income for PCI loans for the three and nine months ended September 30, 2017 and September 30, 2016 (in thousands):

	At or for the three months ended September 30,		At or for the nine months ended September 30,
	2017	2016	2017	2016
Balance at the beginning of period	$21,442	$20,979	$24,215	$22,853
Acquisition	—	—	—	845
Accretion into interest income	(1,361)	(1,294)	(4,134)	(4,013)
Balance at end of period	$20,081	$19,685	$20,081	$19,685

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

The following tables set forth activity in our allowance for loan losses, by loan type, as of and for the three and nine months ended September 30, 2017, and September 30, 2016 (in thousands):

	Three Months Ended September 30, 2017
	Real Estate
	Commercial	One-to-Four Family	Construction and Land	Multifamily	Home Equity and Lines of Credit	Commercial and Industrial	Other	Unallocated	Originated Loans Total	Purchased Credit-Impaired	Acquired Loans	Total
Allowance for loan losses:
Beginning balance	$5,236	$550	$229	$16,636	$363	$1,532	$97	$—	$24,643	$896	$66	$25,605
Charge-offs	—	—	—	(6)	—	(73)	—	—	(79)	—	—	(79)
Recoveries	18	—	—	—	34	10	—	—	62	—	23	85
Provisions (credit)	(109)	(85)	475	507	(292)	69	(22)	—	543	—	(55)	488
Ending balance	$5,145	$465	$704	$17,137	$105	$1,538	$75	$—	$25,169	$896	$34	$26,099

	Three Months Ended September 30, 2016
	Real Estate
	Commercial	One-to-Four Family	Construction and Land	Multifamily	Home Equity and Lines of Credit	Commercial and Industrial	Other	Unallocated	Originated Loans Total	Purchased Credit-Impaired	Acquired Loans	Total
Allowance for loan losses:
Beginning balance	$6,621	$762	$193	$13,552	$510	$1,266	$77	$441	$23,422	$783	$112	$24,317
Charge-offs	(405)	—	—	—	—	(65)	—	—	(470)	—	—	(470)
Recoveries	17	1	—	—	1	1	1	—	21	—	—	21
Provisions (credit)	(38)	(3)	(26)	43	70	326	32	70	474	—	(2)	472
Ending balance	$6,195	$760	$167	$13,595	$581	$1,528	$110	$511	$23,447	$783	$110	$24,340

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

	Nine Months Ended September 30, 2017
	Real Estate
	Commercial	One-to-Four Family	Construction and Land	Multifamily	Home Equity and Lines of Credit	Commercial and Industrial	Other	Unallocated	Originated Loans Total	Purchased Credit-Impaired	Acquired Loans	Total
Allowance for loan losses:
Beginning balance	$5,432	$664	$172	$14,952	$588	$1,720	$96	$—	$23,624	$896	$75	$24,595
Charge-offs	(4)	—	—	(184)	(104)	(73)	—	—	(365)	—	(30)	(395)
Recoveries	52	—	—	278	97	74	—	—	501	—	27	528
Provisions/(credit)	(335)	(199)	532	2,091	(476)	(183)	(21)	—	1,409	—	(38)	1,371
Ending balance	$5,145	$465	$704	$17,137	$105	$1,538	$75	$—	$25,169	$896	$34	$26,099

	Nine Months Ended September 30, 2016
	Real Estate
	Commercial	One-to-Four Family	Construction and Land	Multifamily	Home Equity and Lines of Credit	Commercial and Industrial	Other	Unallocated	Originated Loans Total	Purchased Credit-Impaired	Acquired Loans	Total
Allowance for loan losses:
Beginning balance	$7,106	$787	$261	$12,387	$795	$1,288	$155	$1,093	$23,872	$783	$115	$24,770
Charge-offs	(596)	(20)	—	(277)	—	(66)	—	—	(959)	—	—	(959)
Recoveries	163	2	1	—	1	3	4	—	174	—	—	174
Provisions/(credit)	(478)	(9)	(95)	1,485	(215)	303	(49)	(582)	360	—	(5)	355
Ending balance	$6,195	$760	$167	$13,595	$581	$1,528	$110	$511	$23,447	$783	$110	$24,340

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

The following tables detail the amount of loans receivable held-for-investment, net of deferred loan fees and costs, that are evaluated individually, and collectively, for impairment, and the related portion of the allowance for loan losses that is allocated to each loan portfolio segment, at September 30, 2017, and December 31, 2016 (in thousands):

	September 30, 2017
	Real Estate
	Commercial	One-to-Four Family	Construction and Land	Multifamily	Home Equity and Lines of Credit	Commercial and Industrial	Other	Originated Loans Total	Purchased Credit-Impaired	Acquired Loans	Total
Allowance for loan losses:
Ending balance: individually evaluated for impairment	$—	$39	$—	$—	$4	$6	$—	$49	$—	$34	$83
Ending balance: collectively evaluated for impairment	$5,145	$426	$704	$17,137	$101	$1,532	$75	$25,120	$896	$—	$26,016
Loans, net:
Ending balance	$423,311	$103,092	$37,040	$1,693,590	$68,243	$34,387	$1,201	$2,360,864	$25,960	$745,063	$3,131,887
Ending balance: individually evaluated for impairment	$18,107	$2,017	$—	$1,328	$71	$163	$—	$21,686	$—	$1,555	$23,241
Ending balance: collectively evaluated for impairment	$405,204	$101,075	$37,040	$1,692,262	$68,172	$34,224	$1,201	$2,339,178	$25,960	$743,508	$3,108,646

	December 31, 2016
	Real Estate
	Commercial	One-to-Four Family	Construction and Land	Multifamily	Home Equity and Lines of Credit	Commercial and Industrial	Other	Originated Loans Total	Purchased Credit-Impaired	Acquired Loans	Total
Allowance for loan losses:
Ending balance: individually evaluated for impairment	$64	$66	$—	$95	$23	$5	$—	$253	$—	$75	$328
Ending balance: collectively evaluated for impairment	$5,368	$598	$172	$14,857	$565	$1,715	$96	$23,371	$896	$—	$24,267
Loans, net:
Ending balance	$413,352	$106,524	$14,092	$1,510,100	$66,767	$32,013	$1,498	$2,144,346	$30,498	$793,240	$2,968,084
Ending balance: individually evaluated for impairment	$20,710	$2,180	$—	$1,372	$336	$101	$—	$24,699	$—	$1,591	$26,290
Ending balance: collectively evaluated for impairment	$392,642	$104,344	$14,092	$1,508,728	$66,431	$31,912	$1,498	$2,119,647	$30,498	$791,649	$2,941,794

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

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

The following tables detail the recorded investment of originated loans held-for-investment, net of deferred fees and costs, by loan type and credit quality indicator at September 30, 2017, and December 31, 2016 (in thousands):

	September 30, 2017
	Real Estate
	Multifamily		Commercial		One-to-Four Family		Construction and Land	Home Equity and Lines of Credit	Commercial and Industrial	Other	Total
	< 35% LTV	=> 35% LTV	< 35% LTV	=> 35% LTV	< 60% LTV	=> 60% LTV
Internal Risk Rating
Pass	$137,410	$1,554,538	$71,332	$335,771	$59,438	$40,879	$37,040	$67,983	$33,595	$1,201	$2,339,187
Special Mention	5	1,553	—	1,835	687	—	—	28	607	—	4,715
Substandard	—	84	—	14,373	1,489	599	—	232	185	—	16,962
Originated loans held-for-investment, net	$137,415	$1,556,175	$71,332	$351,979	$61,614	$41,478	$37,040	$68,243	$34,387	$1,201	$2,360,864

	December 31, 2016
	Real Estate
	Multifamily		Commercial		One-to-Four Family		Construction and Land	Home Equity and Lines of Credit	Commercial and Industrial	Other	Total
	< 35% LTV	=> 35% LTV	< 35% LTV	=> 35% LTV	< 60% LTV	=> 60% LTV
Internal Risk Rating
Pass	$122,525	$1,381,231	$65,612	$323,842	$59,214	$43,316	$14,092	$66,489	$31,173	$1,498	$2,108,992
Special Mention	25	4,636	—	3,852	705	—	—	29	696	—	9,943
Substandard	40	1,643	1,179	18,867	1,807	1,482	—	249	144	—	25,411
Originated loans held-for-investment, net	$122,590	$1,387,510	$66,791	$346,561	$61,726	$44,798	$14,092	$66,767	$32,013	$1,498	$2,144,346

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

Included in loans receivable (including loans held-for-sale) are loans for which the accrual of interest income has been discontinued due to deterioration in the financial condition of the borrowers. The recorded investment of these non-accrual loans was $5.5 million and $7.3 million at September 30, 2017, and December 31, 2016, respectively. Generally, loans are placed on non-accrual status when they become 90 days or more delinquent, or sooner if considered appropriate by management, and remain on non-accrual status until they are brought current, have six consecutive months of performance under the loan terms, and factors indicating reasonable doubt about the timely collection of payments no longer exist. Therefore, loans may be current in accordance with their loan terms, or may be less than 90 days delinquent and still be on a non-accruing status.

These non-accrual amounts included loans deemed to be impaired of $3.1 million and $5.7 million at September 30, 2017, and December 31, 2016, respectively. Loans on non-accrual status with principal balances less than $500,000, and therefore not meeting the Company’s definition of an impaired loan, amounted to $2.4 million and $1.7 million at September 30, 2017, and December 31, 2016, respectively. There were no non-accrual loans held-for-sale at September 30, 2017 and December 31, 2016. Loans past due 90 days or more and still accruing interest were $173,000 and $60,000 at September 30, 2017, and December 31, 2016, respectively, and consisted of loans that are considered well secured and in the process of collection.

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

The following tables set forth the detail, and delinquency status, of non-performing loans (non-accrual loans and loans past due 90 days or more and still accruing), net of deferred fees and costs, at September 30, 2017, and December 31, 2016, excluding loans held-for-sale and PCI loans which have been segregated into pools. For PCI loans, each loan pool is accounted for as a single asset with a single composite interest rate and an aggregate expectation of cash flows (in thousands):

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

	September 30, 2017
	Total Non-Performing Loans
	Non-Accruing Loans
	0-29 Days Past Due	30-89 Days Past Due	90 Days or More Past Due	Total	90 Days or More Past Due and Accruing	Total Non-Performing Loans
Loans held-for-investment:
Real estate loans:
Commercial
LTV => 35%
Substandard	$767	$—	$2,304	$3,071	$—	$3,071
Total commercial	767	—	2,304	3,071	—	3,071
One-to-four family residential
LTV < 60%
Substandard	206	—	330	536	7	543
Total	206	—	330	536	7	543
LTV => 60%
Substandard	—	—	—	—	40	40
Total one-to-four family residential	206	—	330	536	47	583
Home equity and lines of credit
Substandard	84	—	—	84	—	84
Total home equity and lines of credit	84	—	—	84	—	84
Commercial and industrial loans
Substandard	—	—	72	72	—	72
Total commercial and industrial loans	—	—	72	72	—	72
Other loans
Pass	—	—	—	—	47	47
Total other	—	—	—	—	47	47
Total non-performing loans held-for-investment, originated	1,057	—	2,706	3,763	94	3,857
Loans acquired:
Real estate loans:
Commercial
LTV < 35%
Substandard	—	—	212	212	—	212
LTV => 35%
Substandard	37	738	58	833	—	833
Total commercial	37	738	270	1,045	—	1,045
One-to-four family residential
LTV < 60%
Substandard	—	202	—	202	27	229
Total one-to-four family residential	—	202	—	202	27	229
Multifamily
LTV => 35%
Substandard	—	418	—	418	—	418
Total multifamily	—	418	—	418	—	418
Home equity and lines of credit
Substandard	28	—	—	28	52	80
Total home equity and lines of credit	28	—	—	28	52	80
Commercial and industrial loans
Substandard	—	—	3	3	—	3
Total commercial and industrial loans	—	—	3	3	—	3
Total non-performing loans acquired	65	1,358	273	1,696	79	1,775
Total non-performing loans	$1,122	$1,358	$2,979	$5,459	$173	$5,632

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

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

The following tables set forth the detail and delinquency status of originated and acquired loans held-for-investment, net of deferred fees and costs, by performing and non-performing loans at September 30, 2017, and December 31, 2016 (in thousands):

	September 30, 2017
	Performing (Accruing) Loans
	0-29 Days Past Due	30-89 Days Past Due	Total	Non-Performing Loans	Total Loans Receivable, net
Loans held-for-investment:
Real estate loans:
Commercial
LTV < 35%
Pass	$70,919	$413	$71,332	$—	$71,332
Substandard	—	—	—	—	—
Total	70,919	413	71,332	—	71,332
LTV => 35%
Pass	334,194	1,577	335,771	—	335,771
Special Mention	839	996	1,835	—	1,835
Substandard	10,289	1,013	11,302	3,071	14,373
Total	345,322	3,586	348,908	3,071	351,979
Total commercial	416,241	3,999	420,240	3,071	423,311
One-to-four family residential
LTV < 60%
Pass	56,960	2,478	59,438	—	59,438
Special Mention	126	561	687	—	687
Substandard	694	252	946	543	1,489
Total	57,780	3,291	61,071	543	61,614
LTV => 60%
Pass	40,637	242	40,879	—	40,879
Substandard	559	—	559	40	599
Total	41,196	242	41,438	40	41,478
Total one-to-four family residential	98,976	3,533	102,509	583	103,092
Construction and land
Pass	37,040	—	37,040	—	37,040
Total construction and land	37,040	—	37,040	—	37,040
Multifamily
LTV < 35%
Pass	137,067	343	137,410	—	137,410
Special Mention	5	—	5	—	5
Substandard	—	—	—	—	—
Total	137,072	343	137,415	—	137,415
LTV => 35%
Pass	1,553,264	1,274	1,554,538	—	1,554,538
Special Mention	1,553	—	1,553	—	1,553
Substandard	84	—	84	—	84
Total	1,554,901	1,274	1,556,175	—	1,556,175
Total multifamily	1,691,973	1,617	1,693,590	—	1,693,590
Home equity and lines of credit
Pass	67,783	200	67,983	—	67,983
Special Mention	28	—	28	—	28
Substandard	148	—	148	84	232
Total home equity and lines of credit	67,959	200	68,159	84	68,243
Commercial and industrial
Pass	33,510	85	33,595	—	33,595
Special Mention	486	121	607	—	607
Substandard	113	—	113	72	185
Total commercial and industrial	34,109	206	34,315	72	34,387

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

	September 30, 2017
	Performing (Accruing) Loans (Continued)
	0-29 Days Past Due	30-89 Days Past Due	Total	Non-Performing Loans	Total Loans Receivable, net
Other loans - Pass	1,149	5	1,154	47	1,201
Total originated loans held-for-investment	2,347,447	9,560	2,357,007	3,857	2,360,864
Acquired loans:
One-to-four family residential
LTV < 60%
Pass	263,204	461	263,665	—	263,665
Special Mention	449	21	470	—	470
Substandard	575	—	575	229	804
Total	264,228	482	264,710	229	264,939
LTV => 60%
Pass	24,439	—	24,439	—	24,439
Substandard	136	—	136	—	136
Total	24,575	—	24,575	—	24,575
Total one-to-four family residential	288,803	482	289,285	229	289,514
Commercial
LTV < 35%
Pass	49,065	71	49,136	—	49,136
Special Mention	92	96	188	—	188
Substandard	—	87	87	212	299
Total	49,157	254	49,411	212	49,623
LTV => 35%
Pass	113,966	288	114,254	—	114,254
Special Mention	—	135	135	—	135
Substandard	3,731	436	4,167	833	5,000
Total	117,697	859	118,556	833	119,389
Total commercial	166,854	1,113	167,967	1,045	169,012
Construction and land
Pass	17,179	—	17,179	—	17,179
Total construction and land	17,179	—	17,179	—	17,179
Multifamily
LTV < 35%
Pass	218,631	—	218,631	—	218,631
Special Mention	—	89	89	—	89
Substandard	153	—	153	—	153
Total	218,784	89	218,873	—	218,873
LTV => 35%
Pass	9,012	—	9,012	—	9,012
Substandard	—	—	—	418	418
Total	9,012	—	9,012	418	9,430
Total multifamily	227,796	89	227,885	418	228,303
Home equity and lines of credit
Pass	21,425	42	21,467	—	21,467
Substandard	—	89	89	80	169
Total home equity and lines of credit	21,425	131	21,556	80	21,636
Commercial and industrial
Pass	19,116	—	19,116	—	19,116
Substandard	—	—	—	3	3
Total commercial and industrial	19,116	—	19,116	3	19,119
Other - Pass	295	5	300	—	300
Total loans acquired	741,468	1,820	743,288	1,775	745,063
	$3,088,915	$11,380	$3,100,295	$5,632	$3,105,927

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
Loans Acquired
Real estate loans:
One-to-four family residential
LTV < 60%
Pass	285,116	21	285,137	—	285,137
Special Mention	502	—	502	—	502
Substandard	654	261	915	420	1,335
Total	286,272	282	286,554	420	286,974
LTV => 60%
Pass	30,199	—	30,199	—	30,199
Substandard	259	207	466	—	466
Total	30,458	207	30,665	—	30,665
Total one-to-four family residential	316,730	489	317,219	420	317,639
Commercial
LTV < 35%
Pass	61,646	7	61,653	—	61,653
Special Mention	286	—	286	—	286
Substandard	406	1,040	1,446	231	1,677
Total	62,338	1,047	63,385	231	63,616
LTV => 35%
Pass	119,932	132	120,064	—	120,064
Special Mention	446	138	584	—	584
Substandard	3,419	259	3,678	59	3,737
Total	123,797	529	124,326	59	124,385
Total commercial	186,135	1,576	187,711	290	188,001
Construction and land
Pass	20,887	—	20,887	—	20,887
Total construction and land	20,887	—	20,887	—	20,887
Multifamily
LTV < 35%
Pass	205,025	—	205,025	—	205,025
Special Mention	99	111	210	—	210
Substandard	156	—	156	—	156
Total	205,280	111	205,391	—	205,391
LTV => 35%
Pass	9,569	—	9,569	—	9,569
Substandard	—	429	429	—	429
Total	9,569	429	9,998	—	9,998
Total multifamily	214,849	540	215,389	—	215,389
Home equity and lines of credit
Pass	25,340	45	25,385	—	25,385
Substandard	—	98	98	39	137
Total home equity and lines of credit	25,340	143	25,483	39	25,522
Commercial and industrial loans
Pass	25,419	—	25,419	—	25,419
Substandard	—	15	15	9	24
Total commercial and industrial loans	25,419	15	25,434	9	25,443
Other	355	4	359	—	359
Total loans acquired	789,715	2,767	792,482	758	793,240
	$2,920,105	$10,100	$2,930,205	$7,381	$2,937,586

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

The following table summarizes originated and acquired impaired loans as of September 30, 2017, and December 31, 2016 (in thousands):

	September 30, 2017			December 31, 2016
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With No Allowance Recorded:
Real estate loans:
Commercial
LTV < 35%
Substandard	$—	$139	$—	$—	$139	$—
LTV => 35%
Pass	5,737	5,874	—	3,911	4,047	—
Substandard	12,370	13,935	—	14,780	16,868	—
One-to-four family residential
LTV < 60%
Pass	1,203	1,265	—	633	633	—
Substandard	253	253	—	184	184	—
LTV => 60%
Pass	138	161	—
Substandard	136	288	—	620	848	—
Multifamily
LTV < 35%
Substandard	153	153	—	156	156	—
LTV => 35%
Pass	1,328	1,799	—	63	534
Home equity and lines of credit
Pass	35	35		39	39	—
Commercial and industrial loans
Substandard	138	138	—	75	75	—
With a Related Allowance Recorded:
Real estate loans:
Commercial
LTV => 35%
Substandard	—	—	—	2,019	2,019	(64)
One-to-four family residential
LTV < 60%
Pass	413	413	(13)	—	—	—
Substandard	1,006	1,007	(53)	1,522	1,522	(97)
LTV => 60%
Pass	270	270	(6)	275	275	(3)
Substandard	—	—	—	381	381	(41)
Multifamily
LTV => 35%
Pass	—	—	—	1,309	1,309	(95)
Home equity and lines of credit
Pass	—	—	—	258	258	(5)
Substandard	36	36	(4)	39	39	(18)
Commercial and industrial loans
Special Mention	25	25	(6)	26	26	(5)
Total:
Real estate loans
Commercial	18,107	19,948	—	20,710	23,073	(64)
One-to-four family residential	3,419	3,657	(72)	3,615	3,843	(141)
Multifamily	1,481	1,952	—	1,528	1,999	(95)
Home equity and lines of credit	71	71	(4)	336	336	(23)
Commercial and industrial loans	163	163	(6)	101	101	(5)
	$23,241	$25,791	$(82)	$26,290	$29,352	$(328)

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

Included in the above table at September 30, 2017, are impaired loans with carrying balances of $16.6 million that were not written down by charge-offs or for which there are no specific reserves in our allowance for loan losses. Included in impaired loans at December 31, 2016, are loans with carrying balances of $11.5 million that were not written down by charge-offs or for which there are no specific reserves in our allowance for loan losses.  Loans not written down by charge-offs or specific reserves at September 30, 2017, and December 31, 2016, are considered to have sufficient collateral values, less costs to sell, to support the carrying balances of the loans.

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

The following table summarizes the average recorded investment in originated and acquired impaired loans (excluding PCI loans) and interest recognized on impaired loans as of, and for, the three and nine months ended September 30, 2017 and September 30, 2016 (in thousands):

	Three Months Ended				Nine Months Ended
	September 30, 2017		September 30, 2016		September 30, 2017		September 30, 2016
	Average Recorded Investment	Interest Income	Average Recorded Investment	Interest Income	Average Recorded Investment	Interest Income	Average Recorded Investment	Interest Income
With No Allowance Recorded:
Real estate loans:
Commercial
LTV < 35%
Substandard	$—	$18	$—	$—	$—	$39	$—	$—
LTV => 35%
Pass	5,770	67	3,962	44	5,330	199	3,997	144
Substandard	12,434	151	13,908	130	13,066	406	13,621	369
One-to-four family residential
LTV < 60%
Pass	911	14	645	4	770	3	541	13
Substandard	418	4	208	—	402	10	220	1
LTV => 60%
Pass	69	1	—	—	34	42	—	—
Special Mention	—	1				2
Substandard	206	3	387	7	328	10	268	19
Multifamily
LTV < 35%
Substandard	154	2	78	2	154	5	39	5
LTV => 35%
Pass	692	12	68	4	377	40	70	12
Substandard	—	—	583	—	—	—	728	8
Home equity and lines of credit
Pass	36	1	—	—	37	2	—	—
Commercial and industrial loans
Substandard	140	—	80	—	125	—	83	—
With a Related Allowance Recorded:
Real estate loans:
Commercial
LTV => 35%
Substandard	—	—	6,972	16	505	—	6,745	54
One-to-four family residential
LTV < 60%
Pass	207	2	61	4	103	5	171	12
Special Mention	—	—	—	—	—	—
Substandard	1,353	5	1,577	7	1,332	13	1,588	18
LTV => 60%
Pass	271	4	139	1	272	15	69	4
Substandard	—	—	772	1	190	—	900	3
Multifamily
LTV => 35%
Pass	642	—	1,332	12	972	—	666	38
Substandard	—	—	—	—	225	—	682	—
Home equity and lines of credit
Pass	126	—	263	2	191	4	265	6
Special Mention	—	—	42	1	—	—	43	2
Substandard	37	—	39	—	38	1	40	1
Commercial and industrial loans
Special Mention	25	—	27	—	25	1	28	1
Total:
Real estate loans
Commercial	18,204	236	24,842	190	18,901	644	24,363	567
One-to-four family residential	3,435	34	3,789	24	3,431	100	3,757	70
Multifamily	1,488	14	2,061	18	1,728	45	2,185	63
Home equity and lines of credit	199	1	344	3	266	7	348	9
Commercial and industrial loans	165	—	107	—	150	1	111	1
	$23,491	$285	$31,143	$235	$24,476	$797	$30,764	$710

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

There were no loans modified as troubled debt restructurings (TDRs) during the three months ended September 30, 2017. There was one one-to-four family residential loan modified as a TDR during the nine months ended September 30, 2017. This loan had a pre- and post-modification balance of $256,000 as of the date of modification, and was restructured to receive a reduced interest rate. There were no loans modified as TDRs during the three or nine months ended September 30, 2016.

At September 30, 2017, and December 31, 2016, we had TDRs of $21.7 million and $22.4 million, respectively.

Management classifies all TDRs as impaired loans. Impaired loans are individually assessed to determine that the loan’s carrying value is not in excess of the estimated fair value of the collateral less cost to sell, if the loan is collateral dependent, or the present value of the expected future cash flows, if the loan is not collateral dependent. Management performs an evaluation of each impaired loan and generally obtains updated appraisals as part of the evaluation. In addition, management adjusts estimated fair values down to appropriately consider recent market conditions, our willingness to accept a lower sales price to effect a quick sale, and costs to dispose of any supporting collateral. Determining the estimated fair value of underlying collateral (and related costs to sell) can be difficult in illiquid real estate markets and is subject to significant assumptions and estimates. Management employs an independent third-party management firm that specializes in appraisal preparation and review to ascertain the reasonableness of updated appraisals. Projecting the expected cash flows under troubled debt restructurings which are not collateral dependent is inherently subjective and requires, among other things, an evaluation of the borrower’s current and projected financial condition. Actual results may be significantly different than our projections and our established allowance for loan losses on these loans, which could have a material effect on our financial results.

At September 30, 2017, there was one TDR loan that was restructured during the preceding twelve months ended September 30, 2017, that subsequently defaulted. The loan was a one-to-four family residential loan, with a recorded investment of $254,000, which was 90 days or more past due and on non-accrual status at September 30, 2017. At September 30, 2016, there were three TDR loans that were restructured during the twelve months ended September 30, 2016, that subsequently defaulted. The loans consisted of one commercial real estate loan with a recorded investment of $1.8 million, which was less than 90 days delinquent and on accrual status, and two one-to-four family residential loans with a recorded investment of $361,000, which were 90 days or more past due and on non-accrual status.

Note 6 – Deposits

Deposits account balances are summarized as follows (in thousands):

	September 30,	December 31,
	2017	2016
Non-interest-bearing demand	$378,756	$390,484
Interest-bearing negotiable orders of withdrawal (NOW)	411,316	467,440
Savings and money market	1,257,757	1,319,586
Certificates of deposit	687,573	536,077
Total deposits	$2,735,402	$2,713,587

Interest expense on deposit accounts is summarized for the periods indicated (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Negotiable orders of withdrawal, savings, and money market	$2,033	$1,877	$6,142	$5,773
Certificates of deposit	2,135	1,668	5,545	4,899
Total interest expense on deposit accounts	$4,168	$3,545	$11,687	$10,672

Note 7 – Equity Incentive Plan

On August 1, 2017, the Company granted to a director 19,500 restricted shares, and 45,744 stock options to purchase Company stock. These shares and options were issued out of the 2008 and 2014 Equity Incentive Plans, which allow the Company to grant common stock or options to purchase common stock at specific prices to directors and employees of the Company. The stock options and restricted stock granted vest in varying installments over a period ranging from 10 to 34 months, the first vesting beginning on May 27, 2018. The vesting of options and restricted stock awards may accelerate in

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

accordance with terms of the Plan. Stock options were granted at an exercise price equal to the fair value of the Company’s common stock on the grant date based on quoted market prices and all have an expiration period of ten years. The fair value of stock options granted on August 1, 2017, was estimated utilizing the Black-Scholes option pricing model using the following assumptions: an expected life of 5.75 years, risk-free rate of return of 1.86%, volatility of 29.46% and a dividend yield of 1.91%.

On September 19, 2017, the Company granted to an employee a total of 5,000 restricted shares, and 12,500 stock options to purchase Company stock. These shares and options were issued out of the 2008 Equity Incentive Plan as noted above. The stock options and restricted stock granted vest in equal installments over a two-year period beginning one year from the date of grant. The vesting of options and restricted stock awards may accelerate in accordance with terms of the Plan. Stock options were granted at an exercise price equal to the fair value of the Company’s common stock on the grant date based on quoted market prices and all have an expiration period of ten years. The fair value of stock options granted on September 19, 2017, was estimated utilizing the Black-Scholes option pricing model using the following assumptions: an expected life of 5.75 years, risk-free rate of return of 1.89%, volatility of 30.06% and a dividend yield of 1.98%.

The following table is a summary of the Company’s stock options outstanding as of September 30, 2017, and changes therein during the nine months then ended.

	Number of Stock Options	Weighted Average Grant Date Fair Value	Weighted Average Exercise Price	Weighted Average Contractual Life (years)
Outstanding - December 31, 2016	5,328,670	$3.41	$11.36	5.78
Granted	58,244	4.11	16.62	9.87
Forfeited	(19,540)	3.97	13.76	—
Exercised	(555,723)	2.40	7.48	—
Outstanding - September 30, 2017	4,811,651	3.52	11.87	5.45
Exercisable - September 30, 2017	3,128,650	3.25	10.73	4.50

Expected future stock option expense related to the non-vested options outstanding as of September 30, 2017, is $5.2 million over a weighted average period of 2.13 years.
The following is a summary of the status of the Company’s restricted stock awards as of September 30, 2017, and changes therein during the nine months then ended.

	Number of Shares Awarded	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2016	924,002	$13.82
Granted	24,500	16.62
Vested	(275,660)	13.61
Forfeited	(5,320)	13.13
Non-vested at September 30, 2017	667,522	$14.02

Expected future stock award expense related to the non-vested restricted share awards as of September 30, 2017, is $7.4 million over a weighted average period of 2.17 years.

During the three months ended September 30, 2017 and 2016, the Company recorded $1.6 million and $1.5 million, respectively, of stock-based compensation related to the above plans. During the nine months ended September 30, 2017 and 2016, the Company recorded $4.8 million and $5.7 million, respectively, of stock-based compensation related to the above plans.

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

Note 8 – Fair Value Measurements
The following tables present the assets reported on the consolidated balance sheet at their estimated fair value as of September 30, 2017, and December 31, 2016, by level within the fair value hierarchy as required by the Fair Value Measurements and Disclosures Topic of the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC).  Financial assets and liabilities are classified in their entirety based on the level of input that is significant to the fair value measurement.  The fair value hierarchy is as follows:

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

	Fair Value Measurements at September 30, 2017 Using:
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Measured on a recurring basis:
Assets:
Investment securities:
Available-for-sale:
Mortgage-backed securities
GSE	$407,597	$—	$407,597	$—
Non-GSE	81	—	81	—
Other debt securities
Municipal bonds	708	—	708	—
Corporate bonds	73,142	—	73,142	—
Other securities
Equity investments - mutual funds	93	93	—	—
Other	1,005	—	1,005	—
Total available-for-sale	482,626	93	482,533	—
Trading securities	9,225	9,225	—	—
Total	$491,851	$9,318	$482,533	$—
Measured on a non-recurring basis:
Assets:
Impaired loans:
Real estate loans:
Commercial real estate	$4,730	$—	$—	$4,730
One-to-four family residential mortgage	1,753	—	—	1,753
Multifamily	54	—	—	54
Home equity and lines of credit	33	—	—	33
Total impaired real estate loans	6,570	—	—	6,570
Commercial and industrial loans	19	—	—	19
Other real estate owned	850	—	—	850
Total	$7,439	$—	$—	$7,439

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

	Fair Value Measurements at December 31, 2016 Using:
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Measured on a recurring basis:
Assets:
Investment securities:
Available-for-sale:
Mortgage-backed securities
GSE	$448,842	$—	$448,842	$—
Non-GSE	270	—	270	—
Other debt securities
Municipal bonds	2,158	—	2,158	—
Corporate bonds	45,159	—	45,159	—
Other securities
Equity investments - mutual funds	1,218	271	947	—
Other	1,250	—	1,250	—
Total available-for-sale	498,897	271	498,626	—
Trading securities	7,857	7,857	—	—
Total	$506,754	$8,128	$498,626	$—
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

The following table presents qualitative information for Level 3 assets measured at fair value on a non-recurring basis at September 30, 2017, and December 31, 2016 (dollars in thousands):

	Fair Value		Valuation Methodology	Unobservable Inputs	Range of Inputs
	September 30, 2017	December 31, 2016			September 30, 2017	December 31, 2016
Impaired loans	$6,589	$14,478	Appraisals	Discount for costs to sell	7.0%	7.0%
				Discount for quick sale	10.0%	10.0%
			Discounted cash flows	Interest rates	3.125% to 6.75%	4.75% to 7.5%
Other real estate owned	$850	$850	Appraisals	Discount for costs to sell	7.0%	7.0%

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

The valuation techniques described below were used to measure fair value of financial instruments in the tables below on a recurring basis and a non-recurring basis as of September 30, 2017 and December 31, 2016.
Available for Sale Securities: The estimated fair values for mortgage-backed securities, corporate and other debt securities, and certain less liquid equity securities are obtained from an independent nationally recognized third-party pricing service. The estimated fair values are derived primarily from cash flow models, which include assumptions for interest rates, credit losses, and prepayment speeds. Broker/dealer quotes are utilized as well, when such quotes are available and deemed representative of the market. The significant inputs utilized in the cash flow models are based on market data obtained from sources independent of the Company (Observable Inputs), and are therefore classified as Level 2 within the fair value hierarchy. The estimated fair values of equity securities consisting of publicly traded mutual funds are classified as Level 1 and are derived from quoted market prices in active markets. There were no transfers of securities between Level 1 and Level 2 during the nine months ended September 30, 2017.
Trading Securities: Fair values are derived from quoted market prices in active markets.  The assets consist of publicly traded mutual funds.

Impaired Loans: At September 30, 2017, and December 31, 2016, the Company had impaired loans held-for-investment (excluding PCI loans) with outstanding principal balances of $9.0 million and $17.7 million, respectively, which were recorded at their estimated fair value of $6.6 million and $14.5 million, respectively. The Company recorded a net decrease in the specific reserve for impaired loans of $246,000 and $24,000 for the nine months ended September 30, 2017, and September 30, 2016, respectively, utilizing level 3 inputs. For purposes of estimating fair value of impaired loans, management utilizes independent appraisals, if the loan is collateral dependent, adjusted downward by management, as necessary, for changes in relevant valuation factors subsequent to the appraisal date, or the present value of expected future cash flows for non-collateral dependent loans and troubled debt restructurings.

Other Real Estate Owned (OREO):  At both September 30, 2017 and December 31, 2016, the Company had assets acquired through foreclosure, or deed in lieu of foreclosure, of $850,000. These assets are recorded at estimated fair value, less estimated selling costs when acquired, establishing a new cost basis. Estimated fair value is generally based on independent appraisals. These appraisals include adjustments to comparable assets based on the appraisers’ market knowledge and experience, and are considered Level 3 inputs. When an asset is acquired, the excess of the loan balance over fair value, less estimated selling costs, is charged to the allowance for loan losses. If the estimated fair value of the asset declines, a write-down is recorded through non-interest expense. The valuation of foreclosed assets is subjective in nature and may be adjusted in the future because of changes in economic conditions.

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

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

The estimated fair value of the Company’s significant financial instruments at September 30, 2017, and December 31, 2016, is presented in the following tables (in thousands):

	September 30, 2017
		Estimated Fair Value
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$103,241	$103,241	$—	$—	$103,241
Trading securities	9,225	9,225	—	—	9,225
Securities available-for-sale	482,626	93	482,533	—	482,626
Securities held-to-maturity	9,983	—	9,997	—	9,997
Federal Home Loan Bank of New York stock, at cost	29,771	—	29,771	—	29,771
Loans held-for-sale	1,506	—	—	1,506	1,506
Net loans held-for-investment	3,105,788	—	—	3,104,390	3,104,390
Financial liabilities:
Deposits	$2,735,402	$—	$2,738,542	$—	$2,738,542
Borrowed funds	583,690	—	581,525	—	581,525
Advance payments by borrowers for taxes and insurance	14,265	—	14,265	—	14,265

	December 31, 2016
		Estimated Fair Value
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$96,085	$96,085	$—	$—	$96,085
Trading securities	7,857	7,857	—	—	7,857
Securities available-for-sale	498,897	271	498,626	—	498,897
Securities held-to-maturity	10,148	—	10,118	—	10,118
Federal Home Loan Bank of New York stock, at cost	25,123	—	25,123	—	25,123
Net loans held-for-investment	2,943,489	—	—	2,970,438	2,970,438
Financial liabilities:
Deposits	$2,713,587	$—	$2,720,176	$—	$2,720,176
Borrowed funds	473,206	—	472,387	—	472,387
Advance payments by borrowers for taxes and insurance	12,331	—	12,331	—	12,331

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

When applying the treasury stock method for the three and nine months ended September 30, 2017, we added (1) the assumed proceeds from option exercises and (2) the average unamortized compensation costs related to unvested shares of restricted stock and stock options. We then divided this sum by our average stock price for the period to calculate assumed shares repurchased. The excess of the number of shares issuable over the number of shares assumed to be repurchased is added to basic weighted average common shares to calculate diluted earnings per share. For the three and nine months ended September 30, 2016, we added (1) the assumed proceeds from option exercises; (2) the tax benefit, that would have been credited to additional paid-in capital assuming exercise of non-qualified stock options and vesting of shares of restricted stock; and (3) the average unamortized compensation costs related to unvested shares of restricted stock and stock options. We then divided this sum by our average stock price for the period to calculate assumed shares repurchased. The excess of the number of shares issuable over the number of shares assumed to be repurchased is added to basic weighted average common shares to calculate diluted earnings per share.

The following is a summary of the Company’s earnings per share calculations and reconciliation of basic to diluted earnings per share for the periods indicated (dollars in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income available to common stockholders	$8,126	$7,287	$26,484	$17,932

Weighted average shares outstanding-basic	45,492,713	44,556,682	45,257,199	44,282,476
Effect of non-vested restricted stock and stock options outstanding	1,248,510	1,164,070	1,577,148	1,272,785
Weighted average shares outstanding-diluted	46,741,223	45,720,752	46,834,347	45,555,261
Earnings per share-basic	$0.18	$0.16	$0.59	$0.40
Earnings per share-diluted	$0.17	$0.16	$0.57	$0.39
Anti-dilutive shares	1,091,464	1,020,340	393,821	1,021,273

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

The Company adopted ASU No. 2016-09 effective for the first quarter of 2017 and upon adoption recorded a cumulative effect adjustment of $2.9 million to the opening balances of retained earnings and additional paid-in-capital. Adoption of ASU No. 2016-09 also resulted in the recognition of a $2.3 million benefit within income tax expense for the nine months ended September 30, 2017, which resulted in a corresponding increase to net income and earnings per share. In addition, the guidance increases average diluted shares, since the Company no longer includes such excess tax benefits in the calculation of diluted shares. Adoption of this update does not affect the Company's or the Bank's total equity, book value per share, or regulatory capital ratios.

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

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which is intended to increase transparency and comparability of accounting for lease transactions. The ASU will require all leases to be recognized on the balance sheet as lease assets and lease liabilities and will require both quantitative and qualitative disclosures regarding key information about leasing arrangements. Lessor accounting is largely unchanged. The guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within that reporting period. The Company is currently evaluating the potential effect of adoption of this pronouncement on its consolidated financial statements by reviewing its existing lease contracts and service contracts that may include embedded leases. The Company expects a gross-up of its consolidated balance sheet as a result of recognizing lease liabilities and right of use assets; the extent of such gross-up is under evaluation. The Company does not expect adoption of this pronouncement to have a material impact on its results of operations.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers using a five-step model that requires entities to exercise judgment when considering the terms of the contracts. ASU No. 2014-09 and subsequent related updates, also require new qualitative and quantitative disclosures, including disaggregation of revenues and descriptions of performance obligations. The Company will adopt the guidance in the first quarter of 2018 using the modified retrospective method with a cumulative-effect adjustment to opening retained earnings. Because the guidance does not apply to revenue associated with financial instruments, including loans and securities that are accounted for under other U.S. GAAP, the new revenue recognition standard will not have a material impact on the company's consolidated financial statements. The Company's implementation efforts include the identification of revenue streams within the scope of the guidance, as well as the evaluation of revenue contracts. Although the impact of adoption is not expected to be significant to the financial statements, the guidance includes expanded disclosures to revenue which we are currently in the process of drafting.

Note 11 – Commitments

The Company has obligations related to non-cancelable operating leases and capitalized leases on property used for banking purposes, that were disclosed in its Annual Report on Form 10-K for the year ended December 31, 2016. During the quarter ended September 30, 2017, the Company amended the terms of one contract, and entered into a new contract which resulted in additional aggregate minimum rent obligations totaling approximately $12.4 million as follows: (1) In July 2017, the Company entered into an amendment to the operating lease for its main office premises in Woodbridge, New Jersey, to lease an additional 6,919 square feet of office space in the same building and extend the lease term by 10 years and eight months from July 1, 2018 through February 28, 2029. Pursuant to the lease amendment, we estimate our total additional future minimum rent payments to be approximately $9.9 million and (2) In September 2017, the Company entered into a new lease agreement for 3,600 square feet of office space at a branch facility in Staten Island, New York, for a term of 15 years through September 2032. Pursuant to the terms of this lease we estimate our total additional future minimum rent payments to be approximately $2.5 million.

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
These forward-looking statements are based on the current beliefs and expectations of our management and are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control.  In addition, these forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to change.
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

Net income was $26.5 million for the nine months ended September 30, 2017, as compared to $17.9 million for the nine months ended September 30, 2016. Basic and diluted earnings per common share were $0.59 and $0.57 for the nine months ended September 30, 2017, respectively, compared to basic and diluted earnings per common share of $0.40 and $0.39 for the nine months ended September 30, 2016, respectively. Earnings for the nine months ended September 30, 2017 reflect the adoption of Accounting Standards Update (“ASU”) No. 2016-09, Compensation - Stock Compensation (Topic 718) (“ASU 2016-09”) which resulted in a $2.3 million, or $0.05 per diluted share, reduction in income tax expense, as well as $1.5 million, or $0.03 per diluted share, of tax-exempt income from bank owned life insurance proceeds in excess of the cash surrender value of the policies. Both of these items were recorded in the first quarter of 2017. Earnings for the nine months ended September 30, 2016, included merger-related expenses associated with the acquisition of Hopewell Valley Community Bank (“Hopewell Valley”) of approximately $2.4 million, net of tax, or $0.05 per diluted share. For the nine months ended September 30, 2017, our return on average assets was 0.91%, as compared to 0.65% for the nine months ended September 30, 2016. For the nine months ended September 30, 2017, our return on average stockholders’ equity was 5.57% as compared to 3.92% for the nine months ended September 30, 2016.

Comparison of Financial Condition at September 30, 2017, and December 31, 2016
Total assets increased $156.7 million, or 4.1%, to $4.01 billion at September 30, 2017, from $3.85 billion at December 31, 2016. The increase was primarily due to an increase in loans held-for-investment, net, of $163.8 million, and an increase in cash and cash equivalents of $7.2 million, partially offset by a decrease in securities available-for-sale of $16.3 million.

Cash and cash equivalents increased $7.2 million, or 7.4%, to $103.2 million at September 30, 2017, from $96.1 million at December 31, 2016. Balances fluctuate based on the timing of receipt of security and loan repayments and the redeployment of cash into other asset classes, or the funding of deposit or borrowing obligations.

The available-for-sale securities portfolio totaled $482.6 million at September 30, 2017, compared to $498.9 million at December 31, 2016, a decrease of $16.3 million, or 3.3%, primarily attributable to paydowns, partially offset by purchases, primarily of corporate bonds. At September 30, 2017, $407.6 million of the portfolio consisted of residential mortgage-backed securities issued or guaranteed by Fannie Mae, Freddie Mac, or Ginnie Mae. In addition, the Company held $73.1 million in corporate bonds, all of which were considered investment grade at September 30, 2017, and other securities of $1.9 million (including $93,000 of equity investments in mutual funds).

 As of September 30, 2017, our non-owner occupied commercial real estate concentration (as defined by regulatory guidance issued in 2006) to total risk-based capital was 409%. Management believes that Northfield Bank (the "Bank") has implemented appropriate risk management practices including risk assessments, board approved underwriting policies and related procedures, which include monitoring bank portfolio performance, performing market analysis (economic and real estate), and stressing of the Bank’s commercial real estate portfolio under severe adverse economic conditions. Although management believes the Bank has implemented appropriate policies and procedures to manage our commercial real estate concentration risk, the Bank’s regulators could require us to implement additional policies and procedures or could require us to maintain higher levels of regulatory capital, which might adversely affect our loan originations, ability to pay dividends, and profitability.

Loans held-for-investment, net, increased $163.8 million, or 5.5%, to $3.13 billion at September 30, 2017, from $2.97 billion at December 31, 2016. The increase was primarily due to originated loan growth. Originated loans held-for-investment, net, totaled $2.36 billion at September 30, 2017, as compared to $2.14 billion at December 31, 2016.  The increase was primarily due to an increase in multifamily real estate loans of $183.7 million, or 12.2%, to $1.69 billion at September 30, 2017, from $1.51 billion at December 31, 2016. The following table details our multifamily real estate originations for the nine months ended September 30, 2017 and 2016 (dollars in thousands):

For the Nine Months Ended September 30, 2017
Multifamily Originations	Weighted Average Interest Rate	Weighted Average Loan-to-Value Ratio	Weighted Average Months to Next Rate Change or Maturity for Fixed Rate Loans	(F)ixed or (V)ariable	Amortization Term
$247,421	3.61%	60%	80	V	15 to 30 Years
750	5.07%	48%	1	V	25 Years
16,640	3.95%	44%	180	F	15 Years
$264,811	3.63%	59%

For the Nine Months Ended September 30, 2016
Multifamily Originations	Weighted Average Interest Rate	Weighted Average Loan-to-Value Ratio	Weighted Average Months to Next Rate Change or Maturity for Fixed Rate Loans	(F)ixed or (V)ariable	Amortization Term
$219,975	3.42%	63%	81	V	30 Years
7,075	3.66%	41%	131	F	7-15 Years
$227,050	3.43%	62%
Originated loans held-for-investment, net, include funded participations of $39.2 million for the nine months ended September 30, 2017, including $22.5 million in commercial real estate loans, and $16.7 million in construction loans. For the three months ended September 30, 2017, funded participations totaled $27.2 million.
Acquired loans decreased by $48.2 million to $745.1 million at September 30, 2017, from $793.2 million at December 31, 2016, primarily due to paydowns, partially offset by purchases of one-to-four family residential mortgage and multifamily real estate loan pools totaling $58.7 million in the nine months ended September 30, 2017. The geographic locations of the properties collateralizing the loans are as follows: 63.9% in New York, 10.0% in California, and 26.1% in other states. The following table provides the details of the loans pools purchased during the nine months ended September 30, 2017 (dollars in thousands):

Purchase Amount	Loan Type	Weighted Average Interest Rate(1)	Weighted Average Loan-to-Value Ratio	Weighted Average Months to Next Rate Change or Maturity for Fixed Rate Loans	(F)ixed or (V)ariable	Original Amortization Term
$29,286	Residential	2.89%	57%	1	V	30 Years
18,774	Multifamily	3.35%	55%	53	V	30 Years
3,399	Multifamily	3.40%	58%	46	F	30 Years
7,280	Multifamily	3.35%	51%	58	V	30 Years
$58,739		3.12%	56%

PCI loans totaled $26.0 million at September 30, 2017, as compared to $30.5 million at December 31, 2016. The majority of the PCI loan balance consists of loans acquired as part of a Federal Deposit Insurance Corporation-assisted transaction. The Company accreted interest income of $1.4 million and $4.1 million attributable to PCI loans for the three and nine months ended September 30, 2017, respectively, as compared to $1.3 million and $4.0 million for the three and nine months ended September 30, 2016, respectively.

Total liabilities increased $132.9 million, or 4.1%, to $3.36 billion at September 30, 2017, from $3.23 billion at December 31, 2016. The increase was primarily attributable to increases in deposits of $21.8 million, and other borrowings of $114.5 million, partially offset by a decrease in securities sold under agreements to repurchase of $4.0 million.

Deposits increased $21.8 million, or 0.8%, to $2.74 billion at September 30, 2017, as compared to $2.71 billion at December 31, 2016. The increase was attributable to increases of $151.5 million in certificates of deposit accounts and $3.7 million in money market accounts, partially offset by decreases of $67.9 million in transaction accounts and $65.5 million in savings accounts.

Borrowings and securities sold under agreements to repurchase increased by $110.5 million, or 23.3%, to $583.7 million at September 30, 2017, from $473.2 million at December 31, 2016.  Management utilizes borrowings to mitigate interest rate risk, for short-term liquidity, and to a lesser extent as part of leverage strategies.  The following is a table of term borrowing maturities (excluding capitalized leases and floating rate advances) and the weighted average rate by year at September 30, 2017 (dollars in thousands):

Year	Amount	Weighted Average Rate
2017	$127,000	1.30%
2018	142,715	1.66%
2019	123,502	1.48%
2020	90,000	1.65%
2021	70,000	1.80%
Thereafter	20,000	1.97%
	$573,217	1.57%

Total stockholders’ equity increased by $23.9 million to $645.0 million at September 30, 2017, from $621.2 million at December 31, 2016. The increase was primarily attributable to net income of $26.5 million for the nine months ended September 30, 2017, and to a lesser extent a $6.5 million increase related to equity award activity, and a $1.9 million reduction in unrealized losses on our securities available-for-sale portfolio. These increases were partially offset by dividend payments of $11.0 million.

Comparison of Operating Results for the Nine Months Ended September 30, 2017 and 2016

Net Income. Net income was $26.5 million and $17.9 million for the nine months ended September 30, 2017, and September 30, 2016, respectively. Significant variances from the comparable prior year period are as follows: a $4.3 million increase in net interest income, a $1.0 million increase in the provision for loan losses, a $1.8 million increase in non-interest income, a $5.4 million decrease in non-interest expense, and a $1.9 million increase in income tax expense.

Interest Income. Interest income increased $5.4 million, or 5.8%, to $98.3 million for the nine months ended September 30, 2017, from $92.9 million for the nine months ended September 30, 2016, due to an increase in the average balance of interest-earning assets of $187.1 million, or 5.5%, and a one basis point increase in the yields earned on interest-earning assets. Interest income on loans increased by $6.3 million, primarily attributable to an increase in the average loan balances of $297.5 million, which was partially offset by a 12 basis point decrease in the yield. The Company accreted interest income related to its PCI loans of $4.1 million for the nine months ended September 30, 2017, as compared to $4.0 million for the nine months ended September 30, 2016. Interest income on loans for the nine months ended September 30, 2017, reflected loan prepayment income of $886,000 compared to $1.4 million for the nine months ended September 30, 2016.

Interest Expense. Interest expense increased $1.1 million, or 6.61%, to $17.3 million for the nine months ended September 30, 2017, as compared to $16.2 million for nine months ended September 30, 2016, primarily due to a $1.0 million increase in interest expense on deposits. The increase in interest expense on deposits was attributed to an increase in the cost of interest-bearing deposits of two basis points to 0.68% for the nine months ended September 30, 2017 as compared to 0.66% for the comparable prior year period and an increase in the average balance of interest bearing deposit accounts of $138.7 million, or 6.4%, to $2.31 billion for the nine months ended September 30, 2017, from $2.17 billion for the nine months ended September 30, 2016.
Net Interest Income. Net interest income for the nine months ended September 30, 2017, increased $4.3 million, or 5.6%, to $80.9 million, from $76.6 million for the nine months ended September 30, 2016, primarily due to a $187.1 million, or 5.5%, increase in our average interest-earning assets while net interest margin remained level at 2.99%. The increase in average interest-earning assets was due primarily to an increase in average loans outstanding of $297.5 million, partially offset by decreases in average mortgage-backed securities of $107.4 million and interest-earning deposits in financial institutions of $12.9 million. The increase in average loans was primarily due to originated loan growth. Yields earned on interest-earning assets increased one basis point to 3.63% for the nine months ended September 30, 2017, from 3.62% for the nine months ended September 30, 2016, primarily driven by higher yields on securities, Federal Home Loan Bank of New York stock and interest-earning deposits in financial institutions, partially offset by lower yields on loans. The cost of interest-bearing liabilities increased one basis point to 0.82% for the nine months ended September 30, 2017, from 0.81% for the nine months ended September 30, 2016, primarily due to higher rates on certificates of deposits.

Provision for Loan Losses. The provision for loan losses increased by $1.0 million to $1.4 million for the nine months ended September 30, 2017, from $355,000 for the nine months ended September 30, 2016, primarily due to growth in the loan portfolio, partially offset by declines in non-performing loans and net recoveries during the nine months ended September 30, 2017. Net recoveries for the nine months ended September 30, 2017, were $133,000, primarily relating to insurance proceeds received from a previously charged-off loan, as compared to net charge-offs of $785,000 for the comparative prior year period.

Non-interest Income. Non-interest income increased $1.8 million, or 23.8%, to $9.2 million for the nine months ended September 30, 2017, from $7.4 million for the nine months ended September 30, 2016, primarily due to an increase of $1.4 million in income on bank owned life insurance, attributable to insurance proceeds in excess of the related cash surrender value of the policies, and an increase of $389,000 in gains on securities transactions, net. Securities gains, net, during the nine months ended September 30, 2017, included gains of $1.0 million related to the Company’s trading portfolio, compared to gains of $389,000 in the comparative prior year period. The trading portfolio is utilized to fund the Company’s deferred compensation obligation to certain employees and directors of the Company's deferred compensation plan (the "Plan"). The participants of this Plan, at their election, defer a portion of their compensation. Gains and losses on trading securities have no effect on net income since participants benefit from, and bear the full risk of, changes in the trading securities market values. Therefore, the Company records an equal and offsetting amount in compensation expense, reflecting the change in the Company’s obligations under the Plan.

Non-interest Expense. Non-interest expense decreased $5.4 million, or 9.5%, to $51.0 million for the nine months ended September 30, 2017, from $56.4 million for the nine months ended September 30, 2016. The decrease was primarily due to a $3.9 million reduction in merger-related expenses associated with the Hopewell Valley acquisition reflected in the first nine months of 2016. Compensation and employee benefits expense decreased $1.6 million, due primarily to a reduction in severance, retention, and change-in-control compensation associated with the Hopewell Valley acquisition in the prior year period, partially offset by annual merit-related salary increases and an increase in expenses related to the Company’s deferred compensation plan, which is described above, and which has no effect on net income. Data processing fees decreased $1.5 million, primarily due to non-recurring conversion costs and contract termination costs associated with the Hopewell Valley acquisition incurred in the prior year period. Professional fees decreased $587,000 due to non-recurring merger-related professional fees associated with the Hopewell Valley acquisition. FDIC insurance expense decreased by $423,000 due to a reduction in the FDIC's assessment rates for depository institutions with less than $10.0 billion in assets, which became effective in the quarter ended September 30, 2016. Other expense decreased by $1.0 million, primarily due to lower directors' equity award expense, related to the retirement of three directors.

Income Tax Expense. The Company recorded income tax expense of $11.3 million for the nine months ended September 30, 2017, compared to $9.4 million for the nine months ended September 30, 2016. The effective tax rate for the nine months ended September 30, 2017, was 29.9% compared to 34.4% for the nine months ended September 30, 2016. As previously disclosed, the Company adopted ASU 2016-09 in the first quarter of 2017, which resulted in a $2.3 million reduction in income tax expense related to the exercise or vesting of equity awards during the nine months ended September 30, 2017. Previously, these tax benefits were recorded through equity as an adjustment to additional paid in capital. The effective tax rate for the nine months ended September 30, 2017, also was affected by $1.5 million of tax-exempt income from bank owned life insurance proceeds in excess of the cash surrender value of the policies. In accordance with applicable accounting standards, the tax effect will be recognized evenly throughout the year.

The following table sets forth average balances, average yields and costs, and certain other information for the periods indicated.

	ANALYSIS OF NET INTEREST INCOME (Dollars in thousands)
	For the Nine Months Ended
	September 30, 2017			September 30, 2016
	Average Outstanding Balance	Interest	Average Yield/ Rate (1)	Average Outstanding Balance	Interest	Average Yield/ Rate (1)
Interest-earning assets:
Loans (2)	$3,027,517	$89,085	3.93%	$2,730,006	$82,792	4.05%
Mortgage-backed securities (3)	431,186	6,791	2.11	538,568	8,322	2.06
Other securities (3)	65,603	905	1.84	57,030	662	1.55
Federal Home Loan Bank of New York stock	26,458	1,061	5.36	25,159	861	4.57
Interest-earning deposits in financial institutions	64,164	412	0.86	77,035	225	0.39
Total interest-earning assets	3,614,928	98,254	3.63	3,427,798	92,862	3.62
Non-interest-earning assets	277,263			262,748
Total assets	$3,892,191			$3,690,546

Interest-bearing liabilities:
Savings, NOW, and money market accounts	$1,717,916	$6,142	0.48%	$1,594,088	$5,773	0.48%
Certificates of deposit	594,100	5,545	1.25	579,227	4,899	1.13
Total interest-bearing deposits	2,312,016	11,687	0.68	2,173,315	10,672	0.66
Borrowed funds	498,640	5,629	1.51	489,300	5,570	1.52
Total interest-bearing liabilities	2,810,656	17,316	0.82	2,662,615	16,242	0.81
Non-interest bearing deposits	381,173			367,454
Accrued expenses and other liabilities	64,859			49,825
Total liabilities	3,256,688			3,079,894
Stockholders' equity	635,503			610,652
Total liabilities and stockholders' equity	$3,892,191			$3,690,546

Net interest income		$80,938			$76,620
Net interest rate spread (4)			2.81%			2.81%
Net interest-earning assets (5)	$804,272			$765,183
Net interest margin (6)			2.99%			2.99%
Average interest-earning assets to interest-bearing liabilities			128.62%			128.74%

(1)	Average yields and rates are annualized.
(2)	Includes non-accruing loans.
(3)	Securities available-for-sale are reported at amortized cost.
(4)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(5)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(6)	Net interest margin represents net interest income divided by average total interest-earning assets.

Comparison of Operating Results for the Three Months Ended September 30, 2017 and 2016

Net Income. Net income was $8.1 million and $7.3 million for the quarters ended September 30, 2017, and September 30, 2016, respectively. Significant variances from the comparable prior year quarter are as follows: a $1.1 million increase in net interest income, a $16,000 increase in the provision for loan losses, a $52,000 decrease in non-interest income, a $549,000 decrease in non-interest expense, and a $743,000 increase in income tax expense.

Interest Income. Interest income increased $2.0 million, or 6.3%, to $33.5 million for the quarter ended September 30, 2017, from $31.5 million for the quarter September 30, 2016, due to an increase in the average balance of interest-earning assets of $151.1 million, or 4.3%, and a six basis point increase in the yields earned on interest-earning assets. Interest income on loans increased by $2.2 million, primarily attributable to an increase in the average loan balances of $254.8 million, partially offset by a five basis point decrease in the yield. The increase in average loans was primarily due to originated loan growth. The Company accreted interest income related to its PCI loans of $1.4 million for the quarter ended September 30, 2017, as compared to $1.3 million for the quarter ended September 30, 2016. Interest income on loans for the quarter ended September 30, 2017, reflected loan prepayment income of $366,000 compared to $459,000 for the quarter ended September 30, 2016.

Interest Expense. Interest expense increased $899,000, or 17.0%, to $6.2 million for the quarter ended September 30, 2017, from $5.3 million for the quarter ended September 30, 2016. The increase was due to an increase of $623,000 in interest expense on deposits and a $276,000 increase in interest expense on borrowings. The increase in interest expense on deposits was attributed to an increase in the average balance of interest-bearing deposits of $101.9 million, or 4.6%, to $2.34 billion for the quarter ended September 30, 2017, from $2.24 billion for the quarter ended September 30, 2016, and an eight basis point increase in the cost of interest-bearing deposits. Interest expense on borrowings increased by $276,000 due to a $36.8 million, or 7.9%, increase in the average balances of borrowings to $503.2 million for the quarter ended September 30, 2017, from $466.5 million for the quarter ended September 30, 2016 and an 11 basis point increase in the cost of borrowings.
Net Interest Income. Net interest income for the quarter ended September 30, 2017, increased $1.1 million, or 4.2%, primarily due to a $151.1 million, or 4.3%, increase in our average interest-earning assets, partially offset by a one basis point decrease in our net interest margin to 2.97%. The increase in average interest-earning assets was primarily attributable to an increase in average loans outstanding of $254.8 million, partially offset by decreases in average mortgage-backed securities of $111.9 million. Yields earned on interest-earning assets increased six basis points to 3.64% for the quarter ended September 30, 2017, from 3.58% for the quarter ended September 30, 2016, primarily driven by higher yields on securities, Federal Home Loan Bank of New York stock, and interest-earning deposits in financial institutions, partially offset by lower yields on loans. The cost of interest-bearing liabilities increased eight basis points to 0.86% for the current quarter as compared to 0.78% for the comparable prior year quarter due to higher rates across all interest-bearing deposits and borrowed funds.

Provision for Loan Losses. The provision for loan losses increased by $16,000 to $488,000 for the quarter ended September 30, 2017, from $472,000 for the quarter ended September 30, 2016, primarily due to growth in the loan portfolio, partially offset by declines in non-performing loans and net recoveries during the current quarter. Net recoveries were $6,000 for the quarter ended September 30, 2017, compared to net charge-offs of $449,000 for the quarter ended September 30, 2016.

Non-interest Income. Non-interest income remained relatively stable at $2.6 million for the quarter ended September 30, 2017, as compared to $2.7 million for the quarter ended September 30, 2016.

Non-interest Expense. Non-interest expense decreased $549,000, or 3.2%, to $16.8 million for the quarter ended September 30, 2017, from $17.4 million for the quarter ended September 30, 2016. The decrease was due primarily to a decrease of $519,000 in data processing fees, related to a contract termination fee associated with the Hopewell Valley acquisition, incurred in the comparable prior year quarter.

Income Tax Expense. The Company recorded income tax expense of $4.5 million for the quarter ended September 30, 2017, compared to $3.8 million for the quarter ended September 30, 2016. The effective tax rate for the quarter ended September 30, 2017, was 35.8% compared to 34.2% for the quarter ended September 30, 2016.

The following table sets forth average balances, average yields and costs, and certain other information for the periods indicated.

	ANALYSIS OF NET INTEREST INCOME (Dollars in thousands)
	For the Three Months Ended
	September 30, 2017			September 30, 2016
	Average Outstanding Balance	Interest	Average Yield/ Rate (1)	Average Outstanding Balance	Interest	Average Yield/ Rate (1)
Interest-earning assets:
Loans (2)	$3,065,206	$30,424	3.94%	$2,810,377	$28,222	3.99%
Mortgage-backed securities (3)	413,627	2,175	2.09	525,487	2,665	2.02
Other securities (3)	77,170	370	1.90	60,373	252	1.66
Federal Home Loan Bank of New York stock	26,422	365	5.48	24,667	302	4.87
Interest-earning deposits in financial institutions	71,606	191	1.06	82,016	84	0.41
Total interest-earning assets	3,654,031	33,525	3.64	3,502,920	31,525	3.58
Non-interest-earning assets	265,652			283,900
Total assets	$3,919,683			$3,786,820

Interest-bearing liabilities:
Savings, NOW, and money market accounts	$1,686,677	$2,033	0.48%	$1,654,778	$1,877	0.45%
Certificates of deposit	653,512	2,135	1.30	583,488	1,668	1.14
Total interest-bearing deposits	2,340,189	4,168	0.71	2,238,266	3,545	0.63
Borrowed funds	503,240	2,005	1.58	466,476	1,729	1.47
Total interest-bearing liabilities	2,843,429	6,173	0.86	2,704,742	5,274	0.78
Non-interest bearing deposits	378,191			400,856
Accrued expenses and other liabilities	54,278			62,104
Total liabilities	3,275,898			3,167,702
Stockholders' equity	643,785			619,118
Total liabilities and stockholders' equity	$3,919,683			$3,786,820

Net interest income		$27,352			$26,251
Net interest rate spread (4)			2.78%			2.80%
Net interest-earning assets (5)	$810,602			$798,178
Net interest margin (6)			2.97%			2.98%
Average interest-earning assets to interest-bearing liabilities			128.51%			129.51%

(1)	Average yields and rates are annualized.
(2)	Includes non-accruing loans.
(3)	Securities available-for-sale are reported at amortized cost.
(4)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(5)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(6)	Net interest margin represents net interest income divided by average total interest-earning assets.

Asset Quality

Purchased Credit Impaired Loans

PCI loans are recorded at estimated fair value using discounted expected future cash flows deemed to be collectible on the date acquired. Based on its detailed review of PCI loans and experience in loan workouts, management believes it has a reasonable expectation about the amount and timing of future cash flows and accordingly has classified PCI loans ($26.0 million at September 30, 2017 and $30.5 million at December 31, 2016) as accruing, even though they may be contractually past due. At September 30, 2017, 8.6% of PCI loans were past due 30 to 89 days, and 18.2% were past due 90 days or more, as compared to 6.6% and 19.3%, respectively, at December 31, 2016.

Originated and Acquired loans

The following table details total originated and acquired (including held-for-sale, but excluding PCI) non-accruing loans, non-performing loans, non-performing assets, troubled debt restructurings (TDRs) on which interest is accruing, and accruing loans 30 to 89 days delinquent at September 30, 2017, and December 31, 2016 (dollars in thousands):

	September 30, 2017	December 31, 2016
Non-accrual loans:
Held-for-investment
Real estate loans:
Commercial	$4,116	$5,513
One-to-four family residential	738	1,629
Multifamily	418	43
Home equity and lines of credit	112	127
Commercial and industrial	75	9
Total non-accrual loans	5,459	7,321
Loans delinquent 90 days or more and still accruing:
Held-for-investment
Real estate loans:
One-to-four family residential	74	52
Home equity and lines of credit	52	8
Other	47	—
Total loans delinquent 90 days or more and still accruing	173	60
Total non-performing loans	5,632	7,381
Other real estate owned	850	850
Total non-performing assets	$6,482	$8,231
Non-performing loans to total loans	0.18%	0.25%
Non-performing assets to total assets	0.16%	0.21%
Loans subject to restructuring agreements and still accruing	$20,164	$20,628
Accruing loans 30 to 89 days delinquent	$11,380	$10,100

Accruing Loans 30 to 89 Days Delinquent

Loans 30 to 89 days delinquent and on accrual status totaled $11.4 million and $10.1 million at September 30, 2017, and December 31, 2016, respectively. The following table sets forth delinquencies for accruing loans by type and by amount at September 30, 2017, and December 31, 2016 (dollars in thousands):

	September 30, 2017	December 31, 2016
Held-for-investment
Real estate loans:
Commercial	$5,112	$4,578
One-to-four family residential	4,015	3,621
Multifamily	1,706	1,440
Home equity and lines of credit	331	263
Commercial and industrial loans	206	148
Other loans	10	50
Total delinquent accruing loans	$11,380	$10,100

Loans Subject to TDR Agreements

Included in non-accruing loans are loans subject to TDR agreements totaling $254,000 and $1.8 million at September 30, 2017 and December 31, 2016, respectively. At September 30, 2017, the $254,000 non-accruing TDR was not performing in accordance with its restructured terms and consisted of one one-to-four family residential loan which was over 90 days delinquent at September 30, 2017, and collateralized by real estate with a recent appraised value of $629,000. At December 31, 2016, $1.4 million, or 76.4%, of the $1.8 million TDRs were not performing in accordance with their restructured terms.

The Company also holds loans subject to restructuring agreements that are on accrual status totaling $20.2 million and $20.6 million at September 30, 2017, and December 31, 2016, respectively. At September 30, 2017, $1.3 million, or 6.4%, of the $20.2 million accruing TDRs were not performing in accordance with their restructured terms. The $1.3 million is comprised of two loans, both of which were 30 - 89 days delinquent at September 30, 2017, and collateralized by real estate with an aggregate recent appraised value of $1.6 million.

The following table details the amounts and categories of the loans subject to restructuring agreements by loan type as of September 30, 2017, and December 31, 2016 (in thousands):

	September 30, 2017		December 31, 2016
	Non-Accruing	Accruing	Non-Accruing	Accruing
TDRs:
Real estate loans:
Commercial	$—	$15,355	$1,000	$15,828
One-to-four family residential	254	3,166	783	2,835
Multifamily	—	1,481	—	1,527
Home equity and lines of credit	—	71	—	336
Commercial and industrial loans	—	91	—	102
	$254	$20,164	$1,783	$20,628

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
The Bank's primary sources of funds are deposits, principal and interest payments on loans and securities, borrowed funds, the proceeds from maturing securities and short-term investments, and to a lesser extent, the proceeds from the sales of loans and securities and wholesale borrowings. The scheduled amortization of loans and securities, as well as proceeds from borrowed funds, are predictable sources of funds. Other funding sources, however, such as deposit inflows and loan prepayments are greatly influenced by market interest rates, economic conditions, and competition. The Bank is a member of the Federal Home Loan Bank of New York (the “FHLB”), which provides an additional source of short-term and long-term funding. The Bank also has short-term borrowing capabilities with the Federal Reserve Bank of New York. The Bank’s borrowed funds, excluding capitalized lease obligations and floating rate advances, were $573.2 million at September 30, 2017, and had a weighted average interest rate of 1.57%. A total of $237.6 million of these borrowings will mature in less than one year. Borrowed funds, excluding capitalized lease obligations and floating rate advances, were $462.0 million at December 31, 2016. The Bank has the ability to obtain additional funding from the FHLB and Federal Reserve Bank of New York's discount window of approximately $861.1 million utilizing unencumbered securities of $64.3 million and loans of $883.0 million at September 30, 2017. The Bank expects to have sufficient funds available to meet current commitments in the normal course of business.

Northfield Bancorp, Inc. (standalone) is a separate legal entity from the Bank and must provide for its own liquidity to pay dividends, repurchase its stock, and for other corporate purposes. Northfield Bancorp, Inc.'s primary source of liquidity is dividend payments from the Bank. At September 30, 2017, Northfield Bancorp, Inc. (standalone) had liquid assets of $24.9 million.

During the first quarter of 2017, the Company enhanced its liquidity position by arranging for a municipal line of credit from the FHLB to be used, if needed, to collateralize our municipal deposits.
Capital Resources. Federal regulations require federally insured depository institutions to meet several minimum capital standards: a common equity Tier 1 capital to risk-based assets ratio of 4.5%, a Tier 1 capital to risk-based assets ratio of 6.0%, a total capital to risk-based assets of 8.0%, and a 4.0% Tier 1 capital to total assets leverage ratio. These capital requirements were effective January 1, 2015, and are the result of a final rule implementing recommendations of the Basel Committee on Banking Supervision and certain requirements of the Dodd-Frank Act. In addition to establishing the minimum regulatory capital requirements, the regulations limit capital distributions and certain discretionary bonus payments to management if the institution does not hold a “capital conservation buffer” consisting of 2.5% of capital to risk-weighted assets above the amount necessary to meet its minimum risk-based capital requirements. The capital conservation buffer requirement was phased in beginning January 1, 2016, at 0.625% of risk-weighted assets and increases each year until fully implemented at 2.5% on January 1, 2019.

At September 30, 2017, and December 31, 2016, as set forth in the following table, both the Bank and Northfield Bancorp, Inc. exceeded all of the regulatory capital requirements to which they were subject at such dates.

	Northfield Bank	Northfield Bancorp, Inc.	For Capital Adequacy Purposes (1)	For Well Capitalized Under Prompt Corrective Action Provisions
As of September 30, 2017:
Common equity Tier 1 capital (to risk-weighted assets)	16.60%	18.08%	5.75%	6.50%
Tier 1 leverage	14.39%	15.67%	4.00%	5.00%
Tier I capital (to risk-weighted assets)	16.60%	18.08%	7.25%	8.00%
Total capital (to risk-weighted assets)	17.39%	18.87%	9.25%	10.00%
As of December 31, 2016:
Common equity Tier 1 capital (to risk-weighted assets)	17.75%	18.79%	5.13%	6.50%
Tier 1 leverage	14.55%	15.40%	4.00%	5.00%
Tier I capital (to risk-weighted assets)	17.75%	18.79%	6.63%	8.00%
Total capital (to risk-weighted assets)	18.56%	19.60%	8.63%	10.00%

(1) Includes capital conservation buffer at September 30, 2017, and December 31, 2016.
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
The following table shows the contractual obligations of the Company by expected payment period as of September 30, 2017 (in thousands):

Contractual Obligation	Total	Less than One Year	One to less than Three Years	Three to less than Five Years	More than Five Years
Debt obligations (excluding capitalized leases)	$573,217	$237,635	$220,582	$115,000	$—
Commitments to originate loans	78,566	78,566	—	—	—
Commitments to fund unused lines of credit	94,035	94,035	—	—	—

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Management of Market Risk
General.  A majority of our assets and liabilities are monetary in nature. Consequently, our most significant form of market risk is interest rate risk. Our assets, consisting primarily of mortgage-related assets and loans, generally have longer maturities than our liabilities, which consist primarily of deposits and wholesale borrowings. As a result, a principal part of our business strategy involves managing interest rate risk and limiting the exposure of our net interest income to changes in market interest rates. Accordingly, our board of directors has established a management risk committee, comprised of our Chief Investment Officer, who chairs this Committee, our President and Chief Executive Officer, our Chief Operating Officer, our Chief Financial Officer, our Chief Lending Officer, our Executive Vice President of Operations and our Executive Vice President of Branch Administration and Business Development. This committee is responsible for, among other things, evaluating the interest rate risk inherent in our assets and liabilities, for recommending to the risk management committee of our board of directors the level of risk that is appropriate given our business strategy, operating environment, capital, liquidity and performance objectives, and for managing this risk consistent with the guidelines approved by the board of directors.

We seek to manage our interest rate risk in order to minimize the exposure of our earnings and capital to changes in interest rates.  As part of our ongoing asset-liability management, we currently use the following strategies to manage our interest rate risk:

•
originating multifamily loans and commercial real estate loans that generally tend to have shorter maturities than one-to-four family residential real estate loans and have higher interest rates that generally reset in five to ten years;

•	investing in shorter term (generally less than 10 years) investment grade corporate securities and mortgage-backed securities; and

•	obtaining general financing through lower-cost core deposits, longer-term FHLB advances and repurchase agreements, and brokered deposits.

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

The following tables set forth, as of September 30, 2017, and December 31, 2016, our calculation of the estimated changes in our NPV, NPV ratio, and percent change in net interest income that would result from the designated instantaneous and sustained changes in interest rates (dollars in thousands).  Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments and deposit repricing characteristics including decay rates, and correlations to movements in interest rates, and should not be relied on as indicative of actual results.

	NPV at September 30, 2017
Change in Interest Rates (basis points)	Estimated Present Value of Assets	Estimated Present Value of Liabilities	Estimated NPV	Estimated Change in NPV	Estimated Change in NPV %	Estimated NPV/Present Value of Assets Ratio	Net Interest Income Percent Change (Year 1)
+400	$3,611,380	$3,007,784	$603,596	$(168,366)	(21.81)%	16.71%	(12.71)%
+300	3,702,033	3,060,960	641,073	(130,889)	(16.96)	17.32	(9.35)
+200	3,802,433	3,116,449	685,984	(85,978)	(11.14)	18.04	(5.92)
+100	3,902,545	3,174,395	728,150	(43,812)	(5.68)	18.66	(2.85)
—	4,006,910	3,234,948	771,962	—	—	19.27	—
(100)	4,113,683	3,304,390	809,293	37,331	4.84	19.67	1.84
(200)	4,227,938	3,372,839	855,099	83,137	10.77	20.22	0.98

	NPV at December 31, 2016
Change in Interest Rates (basis points)	Estimated Present Value of Assets	Estimated Present Value of Liabilities	Estimated NPV	Estimated Change In NPV	Estimated Change in NPV %	Estimated NPV/Present Value of Assets Ratio	Net Interest Income Percent Change (Year 1)
+400	$3,453,451	$2,884,031	$569,420	$(200,567)	(26.05)%	16.49%	(15.85)%
+300	3,551,355	2,936,326	615,029	(154,958)	(20.12)	17.32	(11.67)
+200	3,657,218	2,990,913	666,305	(103,682)	(13.47)	18.22	(7.53)
+100	3,765,179	3,047,933	717,246	(52,741)	(6.85)	19.05	(3.68)
—	3,877,525	3,107,538	769,987	—	—	19.86	—
(100)	4,011,261	3,171,899	839,362	69,375	9.01	20.93	1.10
(200)	4,179,973	3,227,571	952,402	182,415	23.69	22.78	(1.89)

At September 30, 2017, in the event of a 200 basis point decrease in interest rates, we would experience a 10.77% increase in estimated net portfolio value and a 0.98% increase in net interest income. In the event of a 400 basis point increase in interest rates, we would experience a 21.81% decrease in estimated net portfolio value and a 12.71% decrease in net interest income. Our policies provide that, in the event of a 200 basis point decrease or less in interest rates, our net present value ratio should decrease by no more than 300 basis points and 10%, and in the event of a 400 basis point increase or less, our net present value should decrease by no more than 475 basis points and 35%. In the event of a 200 basis point decrease or less, our projected net interest income should decrease by no more than 10% in year one, and in the event of a 400 basis point increase or less, our projected net interest income should decrease by no more than 30% in year one. However, when the federal funds rate is low and negative rate shocks do not produce meaningful results, management may temporarily suspend use of guidelines for negative interest rate shocks. At September 30, 2017, we were in compliance with all board approved policies with respect to interest rate risk management.

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

ITEM 4.    CONTROLS AND PROCEDURES
An evaluation was performed under the supervision and with the participation of the Company’s management, including the President and Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of September 30, 2017.  Based on that evaluation, the Company’s management, including the President and Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

During the three months ended September 30, 2017, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

ITEM 1.     LEGAL PROCEEDINGS
The Company and subsidiaries are subject to various legal actions arising in the normal course of business.  In the opinion of management, the resolution of these legal actions is not expected to have a material adverse effect on the Company’s consolidated financial condition or results of operations.

ITEM 1A.  RISK FACTORS
During the nine months ended September 30, 2017, there have been no material changes to the risk factors as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, as filed with the SEC.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	Unregistered Sale of Equity Securities. There were no sales of unregistered securities during the period covered by this report.

(b)	Use of Proceeds. Not applicable

(c)	Repurchases of Our Equity Securities.
The Company did not repurchase any of its common stock during the three months ended September 30, 2017. The previously adopted repurchase program permitted $185.0 million shares to be repurchased in open market or private transactions, through block trades, and pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities and Exchange Commission. There were no shares remaining to be purchased at September 30, 2017.

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

NORTHFIELD BANCORP, INC.
(Registrant)

Date: November 9, 2017

/s/ Steven M. Klein
Steven M. Klein
President and Chief Executive Officer

/s/ William R. Jacobs
William R. Jacobs
Chief Financial Officer
(Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit
Number	Description

31.1	Certification of Steven M. Klein, President and Chief Executive Officer, Pursuant to Rule 13a-14(a) and Rule 15d-14(a)

31.2	Certification of William R. Jacobs, Chief Financial Officer, Pursuant to Rule 13a-14(a) and Rule 15d-14(a)

32
Certification of Steven M. Klein, President and Chief Executive Officer, and William R. Jacobs, Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Statements of Changes in Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements