Form 10-K
period 2017-12-31
Northfield Bancorp, Inc.
filed 2018-03-01
CIK 1493225

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2017
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
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☒    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒   No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No     ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, computed by reference to price at which the common equity was last sold on June 30, 2017 was $725,183,737.
As of February 20, 2018, there were outstanding 49,059,067 shares of the registrant’s common stock.
DOCUMENTS INCORPORATED BY REFERENCE
Certain portions of the registrant’s Definitive Proxy Statement (the 2018 Proxy Statement) for the 2018 Annual Meeting of the Stockholders to be held May 23, 2018, will be incorporated by reference in Part III. The 2018 Proxy Statement will be filed within 120 days of December 31, 2017.

NORTHFIELD BANCORP, INC.

ANNUAL REPORT ON FORM 10-K

PART I

ITEM 1. BUSINESS

Forward-Looking Statements

This Annual Report contains certain “forward-looking statements,” which can be identified by the use of such words as “estimate,” “project,” “believe,” “intend,” “anticipate,” “plan,” “seek,” “expect,” “annualized,” “could,” “may,” “should,” “will,” and words of similar meaning. These forward-looking statements include, but are not limited to:

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

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

•	general economic conditions, either nationally or in our market areas, including employment prospects, real estate values and conditions, that are worse than expected;

•	competition among depository and other financial institutions;

•	inflation and changes in the interest rate environment that reduce our margins and yields or reduce the fair value of financial instruments;

•	adverse changes in the securities, credit markets or real estate values;

•	changes in laws, tax policies, or government regulations or policies affecting financial institutions, including changes in regulatory fees and capital requirements;

•	our ability to manage operations in the current economic conditions;

•	our ability to enter new markets successfully and capitalize on growth opportunities;

•	our ability to successfully integrate acquired entities;

•	changes in consumer demand, spending, borrowing and savings habits;

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

•	technological changes that may be more difficult or expensive than expected;

•	changes in our organization, compensation, and benefit plans;

•	changes in the level of government support for housing finance;

•	changes in monetary or fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board (“FRB”)

•	the ability of third-party providers to perform their obligations to us;

•	the ability of the U.S. Government to manage federal debt limits;

•
significant increases in our loan losses, including increases that may result from the new authoritative accounting guidance (known as the current expected credit loss (“CECL”) model which may increase the required level of our allowance for loan losses after adoption effective January 1, 2020;

•	changes in our income tax expense resulting from the impact of recently enacted federal corporate tax reform; and

•	changes in the financial condition, results of operations, or future prospects of issuers of securities that we own.

Because of these and other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements. Accordingly, you should not place undue reliance on such statements. Except as required by law, we disclaim any intention or obligation to update or revise any forward-looking statements after the date of this Form 10-K, whether as a result of new information, future events or otherwise.

Northfield Bancorp, Inc.

Northfield Bancorp, Inc., a Delaware corporation (the “Company”), was organized in 2010 and is the holding company for Northfield Bank. Northfield Bancorp, Inc. uses the support staff and offices of Northfield Bank and reimburses Northfield Bank for these services. If Northfield Bancorp, Inc. expands or changes its business in the future, it may hire its own employees. In the future, we may pursue other business activities, including mergers and acquisitions, investment alternatives and diversification of operations.

Northfield Bancorp, Inc. is subject to comprehensive regulation and examination by the Board of Governors of the Federal Reserve System (the “FRB”).

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

Northfield Bank

Northfield Bank was organized in 1887 and is a federally chartered savings bank. Northfield Bank conducts business from its home office located in Staten Island, New York, its operations center located in Woodbridge, New Jersey, its 38 additional branch offices located in New York and New Jersey, and a lending office located in Brooklyn, New York. The branch offices are located in Staten Island, Brooklyn, and the New Jersey counties of Hunterdon, Mercer, Middlesex, and Union.

On January 8, 2016, the Company completed its acquisition of Hopewell Valley Community Bank (“Hopewell Valley”), which, after purchase accounting adjustments, added $508.5 million to total assets, $342.6 million to loans, and $456.2 million to deposits, and nine branch offices in the Hunterdon and Mercer counties of New Jersey. Total consideration paid for Hopewell Valley was $55.4 million, consisting of $13.7 million in cash and 2,707,381 shares of common stock valued at $41.7 million based upon the $15.41 per share closing price of Northfield Bancorp, Inc.’s common stock on January 8, 2016.

Northfield Bank’s principal business consists of originating multifamily and other commercial real estate loans, purchasing investment securities, including mortgage-backed securities and corporate bonds, and, to a lesser extent, depositing funds in other financial institutions. Northfield Bank also offers construction and land loans, commercial and industrial loans, and home equity loans and lines of credit, and from time to time purchases loan participations and pools of loans. Northfield Bank offers a variety of deposit accounts, including certificates of deposit, passbook, statement, and money market savings accounts, transaction deposit accounts (negotiable orders of withdrawal (NOW) accounts and non-interest bearing demand accounts), individual retirement accounts, and, to a lesser extent, when it is deemed cost effective, brokered deposits. Deposits are Northfield Bank’s primary source of funds for its lending and investing activities. Northfield Bank also borrows funds, principally through Federal Home Loan Bank (“FHLB”) of New York advances and repurchase agreements with brokers. Northfield Bank owns 100% of NSB Services Corp., which, in turn, owns 100% of the voting common stock of a real estate investment trust, NSB Realty Trust, which holds primarily mortgage loans. In addition, Northfield Bank refers its customers to independent third parties that provide non-deposit investment products, merchant processing services, and one-to-four family residential mortgage products.

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

Market Area and Competition

Northfield Bank has been in business since 1887, offering a variety of financial products and services to meet the needs of the communities we serve. Our commercial and retail banking network consists of multiple delivery channels including full-service banking offices, automated teller machines, telephone, and internet banking capabilities, including mobile banking and remote deposit capture. We consider our competitive products and pricing, branch network, customer service, and financial position, as our major strengths in attracting and retaining customers in our market areas.

We face intense competition in our market areas both in making loans and attracting deposits. Our market areas have a high concentration of financial institutions, including large money center and regional banks, non-traditional banks, community banks, and credit unions. We face additional competition for deposits from money market funds, brokerage firms, mutual funds, and insurance companies. Some of our competitors offer products and services that we do not offer, such as trust services and private banking. In addition, competition has further intensified as a result of recent changes in regulation, and advances in technology and product delivery systems, and we face strong competition for our borrowers, depositors, and other customers from Financial Technology (“Fintech”) companies that provide innovative web-based solutions to traditional retail banking services and products. Fintech companies tend to have stronger operating efficiencies and less regulatory burdens than traditional banks.

Our deposit sources are primarily concentrated in the communities surrounding our branch offices in the New York counties of Richmond (Staten Island) and Kings (Brooklyn), and Hunterdon, Mercer, Middlesex and Union counties in New Jersey. As of June 30, 2017 (the latest date for which information is publicly available), we ranked fifth in deposit market share for Federal Deposit Insurance Corporation (FDIC) Insured Institutions in Staten Island with a 10.52% market share. As of that date, we had a 0.63% deposit market share in Brooklyn, New York, and a combined deposit market share of 1.23% in the Hunterdon, Mercer, Middlesex and Union counties in New Jersey.

The following table sets forth the unemployment rates for the communities we serve and the national average for the last five years, as published by the Bureau of Labor Statistics:

	Unemployment Rate At December 31,
	2017	2016	2015	2014	2013
Hunterdon County, NJ	3.1%	3.1%	3.3%	4.2%	4.6%
Mercer County, NJ	3.6	3.5	3.8	5.1	5.7
Union County, NJ	4.2	4.3	4.7	6.2	6.9
Middlesex County, NJ	3.5	3.6	3.9	5.2	6.1
Richmond County, NY	3.8	4.4	5.2	6.3	7.9
Kings County, NY	4.0	4.5	5.3	6.4	8.3
National Average	4.1	4.7	5.0	5.6	6.7

The following table sets forth median household income at December 31, 2017 and 2016, for the communities we serve, as published by the U.S. Census Bureau:

	Median Household Income
	At December 31,
	2017	2016
Hunterdon County, NJ	$112,337	$113,676
Mercer County, NJ	76,922	73,343
Union County, NJ	72,505	67,257
Middlesex County, NJ	84,008	79,140
Richmond County, NY	73,481	71,706
Kings County, NY	50,530	49,716

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

Loan Originations, Purchases, Sales, Participations, and Servicing.  All loans we originate are underwritten pursuant to our policies and procedures or are properly approved as exceptions to our policies and procedures. Our ability to originate fixed- or adjustable-rate loans is dependent on the relative demand for such loans, which is affected by various factors including current market interest rates as well as anticipated future market interest rates. Our loan origination activity may be adversely affected by changes in economic conditions that result in decreased loan demand. Our home equity loans and lines of credit typically are generated through direct mail advertisements, newspaper advertisements, online applications through our website, and referrals from branch personnel. A significant portion of our multifamily real estate loans and other commercial real estate loans are generated with the use of third-party loan brokers. Our commercial and industrial loans typically are generated through our loan and business development officers and, to a lesser extent, referrals from accountants and other professional contacts. We generally retain in our portfolio all loans we originate and have historically only sold non-performing loans.

Loans acquired in an assisted transaction with the FDIC in 2011, and in the mergers with Flatbush Federal Bancorp, Inc. (2012) and Hopewell Valley (2016), with deteriorated credit quality, herein referred to as purchased credit-impaired (“PCI”) loans, have a carrying value of $22.7 million at December 31, 2017. The accounting and reporting for these loans differs substantially from those loans originated and classified as held-for-investment. For purposes of reporting, discussion and analysis, management has classified its loan portfolio into three categories: (1) PCI loans, which are held-for-investment, and initially valued at estimated fair value on the date of acquisition, with no initial related allowance for loan losses, (2) originated loans held-for-investment, which are carried at amortized cost, less net charge-offs and the allowance for loan losses, and (3) acquired loans with no evidence of credit deterioration, which are held-for-investment, and initially valued at an estimated fair value on the date of acquisition, with no initial related allowance for loan losses. PCI and acquired loans are periodically evaluated for impairment after their initial valuation and, if determined to be impaired, could have an associated allowance for loan losses.

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

Loan Portfolio Composition. The following table sets forth the composition of our loan portfolio, by type of loan, at the dates indicated, excluding loans held for sale of $471,000, at December 31, 2013. There were no loans held for sale at December 31, 2017, 2016, 2015, and 2014.

	At December 31,
	2017		2016		2015		2014		2013
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Loans originated:
Real estate loans:
Multifamily	$1,735,712	55.38%	$1,506,335	50.86%	$1,318,461	55.66%	$1,072,193	55.31%	$870,951	58.61%
Commercial	445,225	14.20	412,667	13.93	402,073	16.97	390,288	20.13	340,174	22.89
One-to-four family residential	100,942	3.22	105,968	3.58	98,332	4.15	74,401	3.84	64,753	4.36
Home equity and lines of credit	66,254	2.11	65,437	2.21	61,413	2.59	54,533	2.81	46,231	3.11
Construction and land	34,545	1.10	14,065	0.47	18,652	0.79	21,412	1.10	14,152	0.95
Commercial and industrial loans	34,828	1.11	31,906	1.08	25,554	1.08	12,945	0.67	10,162	0.68
Other loans	1,430	0.05	1,497	0.05	2,256	0.10	2,157	0.12	2,310	0.16
Total loans originated	2,418,936	77.17	2,137,875	72.18	1,926,741	81.34	1,627,929	83.98	1,348,733	90.76
PCI loans	22,741	0.73	30,498	1.03	33,115	1.40	44,816	2.31	59,468	4.00
Loans acquired:
Real estate loans:
One-to-four family residential	275,053	8.78	317,639	10.73	330,672	13.96	234,478	12.10	60,262	4.06
Multifamily	199,149	6.35	215,389	7.27	64,779	2.73	18,844	0.97	3,930	0.26
Commercial	163,962	5.23	188,001	6.35	11,160	0.47	11,999	0.62	13,254	0.89
Home equity and lines of credit	20,455	0.65	25,522	0.86	2,404	0.10	—	—	—	—
Construction and land	17,201	0.55	20,887	0.71	—	—	364	0.02	371	0.03
Commercial and industrial loans	16,946	0.54	25,443	0.86	—	—	—	—	—	—
Other loans	37	—	359	0.01	—	—	—	—	—	—
Total loans acquired	692,803	22.10	793,240	26.79	409,015	17.26	265,685	13.71	77,817	5.24
Total loans	$3,134,480	100.00%	$2,961,613	100.00%	$2,368,871	100.00%	$1,938,430	100.00%	$1,486,018	100.00%
Other items:
Deferred loan costs (fees), net	6,339		6,471		4,844		4,565		3,458
Allowance for loan losses	(26,160)		(24,595)		(24,770)		(26,292)		(26,037)
Net loans held-for-investment	$3,114,659		$2,943,489		$2,348,945		$1,916,703		$1,463,439

At December 31, 2017, PCI loans consisted of approximately 27% commercial real estate loans and 50% commercial and industrial loans, with the remaining balance in residential and home equity loans. At December 31, 2016, these loans consisted of approximately 30% commercial real estate loans and 48% commercial and industrial loans, with the remaining balance in residential and home equity loans. At December 31, 2015, these loans consisted of approximately 28% commercial real estate loans and 52% commercial and industrial loans, with the remaining balance in residential and home equity loans. At December 31, 2014, these loans consisted of approximately 33% commercial real estate loans and 53% commercial and industrial loans, with the remaining balance in residential and home equity loans. At December 31, 2013, these loans consisted of approximately 37% commercial real estate loans and 47% commercial and industrial loans, with the remaining balance in residential and home equity loans.

Loan Portfolio Maturities.  The following table summarizes the scheduled repayments of our loan portfolio and weighted average contractual rate by loan type at December 31, 2017. Demand loans (loans having no stated repayment schedule or maturity) and overdraft loans are reported as being due in the year ending December 31, 2018. Maturities are based on the final contractual payment date and do not reflect the effect of prepayments, repricing and scheduled principal amortization.

	Originated Loans
	Multifamily		Commercial Real Estate		One-to-Four Family Residential		Home Equity and Lines of Credit
	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in thousands)
Due during the years ending December 31,
2018	$272	4.96%	$1,120	6.61%	$651	5.41%	$139	3.25%
2019	308	5.50%	1,670	5.59%	171	5.01%	463	3.36%
2020	7	7.00%	24,348	4.75%	347	6.00%	752	3.43%
2021 to 2022	1,318	4.96%	18,227	4.46%	170	4.12%	2,335	3.51%
2023 to 2027	82,088	3.79%	22,695	4.30%	3,526	4.52%	12,986	3.67%
2028 to 2032	70,270	4.28%	73,306	4.64%	8,481	4.19%	15,139	3.95%
2033 and beyond	1,581,449	3.57%	303,859	4.15%	87,596	3.87%	34,440	3.91%
Total	$1,735,712	3.61%	$445,225	4.30%	$100,942	3.94%	$66,254	3.85%

	Construction and Land		Commercial and Industrial		Other
	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in thousands)
Due during the years ending December 31,
2018	$12,913	5.33%	$11,530	4.72%	$1,213	0.13%
2019	13,678	5.10%	3,273	4.89%	—	—
2020	2,191	5.50%	53	8.37%	18	16.37%
2021 to 2022	—	—	11,123	4.23%	11	12.00%
2023 to 2027	109	5.00%	8,249	4.70%	91	6.00%
2028 to 2032	—	—	527	4.72%	—	—
2033 and beyond	5,654	3.73%	73	5.68%	97	4.26%
Total	$34,545	4.99%	$34,828	4.58%	$1,430	1.08%

	Acquired Loans
	One-to-Four-Family Residential		Multifamily		Commercial Real Estate		Home Equity and Lines of Credit
	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in thousands)
Due during the years ending December 31,
2018	$1,628	4.53%	$15	7.00%	$1,534	4.91%	$445	4.18%
2019	2,355	4.79%	6,144	3.34%	4,922	4.77%	1,020	4.46%
2020	174	4.55%	85	7.50%	2,491	5.06%	817	3.41%
2021 to 2022	483	6.23%	159	4.00%	7,740	4.94%	777	4.99%
2023 to 2027	8,657	3.96%	188,851	3.23%	33,472	4.27%	6,401	4.51%
2028 to 2032	5,148	4.68%	—	—	20,259	4.63%	8,034	4.55%
2033 and beyond	256,608	2.95%	3,895	4.33%	93,544	4.79%	2,961	4.12%
Total	$275,053	3.05%	$199,149	3.26%	$163,962	4.68%	$20,455	4.43%

	Acquired Loans (continued)
	Commercial and Industrial		Construction and Land		Other
	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in thousands)
Due during the years ending December 31,
2018	$3,183	5.19%	$7,561	5.86%	$6	7.70%
2019	2,746	4.93%	181	5.50%	29	12.35%
2020	924	4.92%	—	—	2	18.00%
2021 to 2022	2,932	4.89%	256	5.00%	—	—
2023 to 2027	3,494	4.99%	4,112	4.75%	—	—
2028 to 2032	392	4.75%	—	—	—	—
2033 and beyond	3,275	4.38%	5,091	4.67%	—	—
Total	$16,946	4.87%	$17,201	5.23%	$37	11.90%

	PCI loans		Total Loans
	Amount	Weighted Average Rate(1)	Amount	Weighted Average Rate
	(Dollars in thousands)
Due during the years ending December 31,
2018	$2,969	24.80%	$45,179	6.36%
2019	1,894	22.65%	38,854	5.58%
2020	699	19.11%	32,908	5.10%
2021 to 2022	2,071	18.45%	47,602	5.12%
2023 to 2027	2,194	21.80%	376,925	3.75%
2028 to 2032	3,753	18.15%	205,309	4.69%
2033 and beyond	9,161	15.37%	2,387,703	3.69%
Total	$22,741	18.68%	$3,134,480	3.86%
__________________________________
(1) Represents estimated accretable yield.

    The following table summarizes fixed- and adjustable-rate loans at December 31, 2017, that are contractually due after December 31, 2018:

	Due After December 31, 2018
	Fixed Rate	Adjustable Rate	Total
	(Dollars in thousands)
Real estate loans:
Multifamily	$111,338	$1,624,102	$1,735,440
Commercial	47,380	396,725	444,105
One-to-four family residential	23,188	77,103	100,291
Construction and land	35	21,597	21,632
Home equity and lines of credit	36,063	30,052	66,115
Commercial and industrial loans	14,956	8,342	23,298
Other loans	217	—	217
PCI loans	3,522	16,250	19,772
Acquired loans	228,415	450,016	678,431
Total loans	$465,114	$2,624,187	$3,089,301

At December 31, 2017, the Company had a total of $2.39 billion in loans due to mature in 2033 and beyond, of which $53.8 million, or 2.25%, are fixed rate loans.

Multifamily Real Estate Loans. Originated loans secured by multifamily properties totaled approximately $1.74 billion, or 55.4% of our total loan portfolio, at December 31, 2017. We include in this category properties having more than four residential units and a business or businesses where the majority of space is utilized for residential purposes, which we refer to as mixed-use. At December 31, 2017, we had 913 originated multifamily real estate loans, with an average loan balance of approximately $1.9 million, although there are a large number of loans with balances substantially greater than this average. At December 31, 2017, our largest multifamily real estate loan had a principal balance of $30.8 million, was secured by four apartment buildings located in Staten Island, New York, and was performing in accordance with its original contractual terms. Substantially all of our multifamily real estate loans are secured by properties located in our primary market areas and eastern Pennsylvania.

Our multifamily real estate loans typically amortize over 20 to 30 years with negotiated interest rates that adjust after an initial five-, seven-, or 10-year period, and every five years thereafter. Adjustable-rate loan originations are generally tied to a specifically identified market rate index. We also originate, to a lesser extent, 10- to 15-year fixed-rate, fully amortizing loans. In general, our multifamily real estate loans have interest rate floors equal to the interest rate on the date the loan is originated, and have prepayment penalties should the loan be prepaid in the initial five-, seven-, or 10-year term. In addition, our multi-family loans may contain an initial interest-only period which typically does not exceed two years; however, these loans are underwritten on a fully amortizing basis. Loans that we have purchased typically adjust to different market rate indexes.

In underwriting multifamily real estate loans, we consider a number of factors, including the ratio of the projected net cash flow to the loan’s debt service requirement (generally requiring a minimum ratio of 120%, computed after deduction for a vacancy factor and property expenses we deem appropriate), the age and condition of the collateral, the financial resources and income of the sponsor, and the sponsor’s experience in owning or managing similar properties. Multifamily real estate loans generally are originated in amounts up to the lessor of 75% of the appraised value or the purchase price of the property securing the loan. We require title insurance, fire and extended coverage casualty insurance, and, if appropriate, flood insurance up to the regulatory required maximum in order to protect our security interest in the underlying property.  Although a significant portion of our multifamily real estate loans are referred to us by third-party loan brokers, we underwrite all multifamily real estate loans in accordance with our underwriting standards. Due to competitor considerations, as is customary in our marketplace, we typically do not obtain personal guarantees of the principals on multifamily real estate loans, except when warranted.
The repayment of loans secured by multifamily real estate properties typically depends on the successful operation of the property. If the cash flow from the property is reduced, or interest payments on the loan increase, the borrower’s ability to repay the loan may be impaired.

In a ruling that was contrary to a 1996 advisory opinion from the New York State Division of Housing and Community Renewal that owners of housing units who benefited from the receipt of “J-51” tax incentives under the Rent Stabilization Law are eligible to decontrol apartments, the New York State Court of Appeals ruled in 2009, that residential housing units located in two major housing complexes in New York City had been illegally decontrolled by the current and previous property owners. This ruling may subject other property owners that have previously or are currently benefiting from a J-51 tax incentive to litigation, possibly resulting in a significant reduction to property cash flows. Based on management’s assessment of our multifamily loan portfolio, we believe that six loans may be affected by the ruling regarding J-51. These loans had an aggregate principal balance of $57.5 million at December 31, 2017, and were all performing in accordance with their original contractual terms at that date.

The following table summarizes our variable-interest multifamily loan repricing (including originated and acquired loans, excluding PCI loans) at December 31, 2017 (dollars in thousands):

	Amount	Weighted Average Rate
2018	$42,662	3.74%
2019	195,358	3.56%
2020	192,397	3.48%
2021 to 2022	667,488	3.56%
2023 to 2027	642,475	3.59%
2028 to 2032	20,409	4.02%
	$1,760,789	3.57%

Commercial Real Estate Loans.  Originated commercial real estate loans (other than multifamily real estate loans) totaled $445.2 million, or 14.2% of our loan portfolio as of December 31, 2017. At December 31, 2017, our originated commercial real estate loan portfolio consisted of 397 loans with an average loan balance of approximately $1.1 million, although there are a large number of loans with balances substantially greater than this average. At December 31, 2017, our largest commercial real estate loan had a principal balance of $20.5 million, was secured by a mall with two small retail buildings located in New Jersey, and was performing in accordance with its original contractual terms. Substantially all of our commercial real estate loans are secured by properties located in our primary market areas.

The following table sets forth the property types collateralizing our originated commercial real estate loans as of December 31, 2017:

	At December 31, 2017
	Amount	Percent
	(Dollars in thousands)
Mixed use (majority of space is non-residential)	$123,408	27.7%
Retail	114,432	25.7
Office buildings	85,886	19.3
Warehousing	17,905	4.0
Accommodations	21,230	4.8
Services	19,532	4.4
Healthcare facilities	34,005	7.6
Manufacturing	4,738	1.1
Restaurant	6,615	1.5
Schools/day care	5,424	1.2
Recreational	3,332	0.7
Other	8,718	2.0
	$445,225	100.0%

Our commercial real estate loans typically amortize over 20 to 25 years with negotiated interest rates that adjust after an initial five-, seven-, or 10-year period, and every five years thereafter. Adjustable-rate loan originations are generally tied to a specifically identified market rate index. We also originate, to a lesser extent, 10- to 15-year fixed-rate, fully amortizing loans. In general, our commercial real estate loans have interest rate floors equal to the interest rate on the date the loan is originated, and generally have prepayment penalties if the loan is repaid in the initial five-, seven-, or 10-year term. Loans that we have purchased typically adjust to different market indexes.

In underwriting commercial real estate loans, we generally lend up to the lesser of 75% of either the property’s appraised value or purchase price. Our policies permit the origination of certain single-use property types but at lower loan-to-appraised value ratios. We base our decision to lend primarily on the economic viability of the property and the creditworthiness of the borrower. In evaluating a proposed commercial real estate loan, we emphasize the ratio of the property’s projected net cash flow to the loan’s debt service requirement (generally requiring a minimum ratio of 125%, computed after deduction for a vacancy factor and property expenses we deem appropriate). Personal guarantees of the principals are typically obtained. We require title insurance, fire and extended coverage casualty insurance, and, if appropriate, flood insurance up to the regulatory required maximum amount in order to protect our security interest in the underlying property. Although a significant portion of our commercial real estate loans were referred to us by third-party loan brokers, we underwrite all commercial real estate loans in accordance with our underwriting standards.

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

Construction and Land Loans. At December 31, 2017, originated construction and land loans totaled $34.5 million, or 1.1% of total loans receivable, and the additional unadvanced portion of these construction loans totaled $21.7 million. At December 31, 2017, we had 37 originated construction and land loans with an average loan balance of approximately $936,000 and our largest construction and land loan had a principal balance of $5.2 million and is secured by a 108 unit town home development in New Jersey. At December 31, 2017, this loan was performing in accordance with its original contractual terms.

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

Commercial and Industrial Loans. At December 31, 2017, originated commercial and industrial loans totaled $34.8 million or 1.1% of the total loan portfolio and the additional unadvanced portion of these commercial and industrial loans totaled $22.0 million. As of December 31, 2017, we had 176 originated commercial and industrial loans with an average loan balance of approximately $198,000, although we originate these types of loans in amounts substantially greater than this average. At December 31, 2017, our largest commercial and industrial loan had a principal balance of $5.0 million and was performing in accordance with its original contractual terms.

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

One-to-Four Family Residential Real Estate Loans. At December 31, 2017, we had 251 originated one-to-four family residential real estate loans outstanding with an aggregate balance of $100.9 million, or 3.2% of our total loan portfolio. As of December 31, 2017, the average balance of originated one-to-four family residential real estate loans was approximately $408,000, although we have originated this type of loan in amounts substantially greater than this average. At December 31, 2017, our largest loan of this type had a principal balance of $4.8 million, was collateralized by 48 two-bedroom individual condominiums, each with a separate assessment, and was performing in accordance with its original contractual terms. We no longer offer loans secured by owner-occupied, one-to-four family residential real estate loans.

We historically have not offered “interest-only” mortgage loans on one-to-four family residential real estate properties, where the borrower pays interest for an initial period, after which the loan converts to a fully amortizing loan. However, since 2014 we have purchased pools of one-to-four family residential real estate loans, a substantial amount of which are interest-only mortgage loans. For further details on these purchases, see the “Acquired Loans” discussion below. We also historically have not offered loans that provide for negative amortization of principal, such as “Option ARM” loans, where the borrower can pay less than the interest owed on the loan, resulting in an increased principal balance during the life of the loan.

Home Equity Loans and Lines of Credit. At December 31, 2017, we had 1,226 originated home equity loans and lines of credit with an aggregate outstanding balance of $66.3 million, or 2.1% of our total loan portfolio. Of this total, outstanding home equity lines of credit totaled $30.1 million, or 1.0%, of our total loan portfolio and home equity loans totaled $36.2 million, or 1.2%, of our total loan portfolio. At December 31, 2017, the average originated home equity loan and line of credit balance was approximately $55,000, although we originate these types of loans in amounts substantially greater than this average. At December 31, 2017, our largest outstanding home equity line of credit was $501,000 and was performing in accordance with its original contractual terms. At December 31, 2017, our largest outstanding home equity loan was $430,000 and was performing in accordance with its original contractual terms.

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

PCI Loans. PCI loans are accounted for in accordance with Accounting Standards Codification (ASC) Subtopic 310-30, “Loans and Debt Securities Acquired with Deteriorated Credit Quality,” since all of these loans were acquired at a discount attributable, at least in part, to credit quality. PCI loans are initially recorded at fair value (as determined by the present value of expected future cash flows) with no valuation allowance (i.e., allowance for loan losses). Under ASC Subtopic 310-30, the PCI loans are aggregated and accounted for as pools of loans based on common risk characteristics. PCI loans had a carrying balance of approximately $22.7 million at December 31, 2017, or 0.7% of our total loan portfolio. At December 31, 2017, PCI loans consisted of approximately 27% commercial real estate loans and 50% commercial and industrial loans, with the remaining balance in residential and home equity loans. At December 31, 2017, 10.8% of PCI loans were past due 30 to 89 days, and 17.1% were past due 90 days or more.

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

Acquired Loans. Loans acquired, with no evidence of credit deterioration, are held-for-investment and initially valued at estimated fair value on the date of acquisition, with no initial related allowance for loan losses. These loans are evaluated for impairment on a quarterly basis as part of our analysis of the allowance for loan losses. During 2017, the Company purchased loan pools consisting primarily of one-to-four family residential and multifamily loans, totaling $63.6 million.

The following table provides the details of the loans purchased during the year ended December 31, 2017 (dollars in thousands):

Principal Amounts Purchased	Loan Type	Weighted Average Interest Rate(1)	Weighted Average Loan-to-Value Ratio(2)	Weighted Average Months to Next Rate Change or Maturity for Fixed Rate Loans	(F)ixed or (V)ariable	Amortization Term
$29,286	Residential	2.89%	57%	1	V	30 Years
4,812	Residential	3.46%	62%	286	F	15-30 Years
18,774	Multifamily	3.35%	55%	53	V	30 Years
3,399	Multifamily	3.40%	58%	46	F	30 Years
7,280	Multifamily	3.35%	51%	58	V	30 Years
$63,551		3.15%	56%

(1) Net of servicing fee retained by the originating bank.
(2) At time of purchase.
The geographic locations of the properties securing the above loans are as follows: 55.3% in New York, 15.9% in New Jersey, 9.2% in California, and 19.6% in other states.

During 2016, the Company acquired $342.6 million of loans as part of the Hopewell Valley acquisition, and in addition, we also purchased loan pools, primarily multifamily loans, totaling $165.9 million. The following table provides the details of the loans purchased during the year ended December 31, 2016 (dollars in thousands):

Principal Amounts Purchased	Loan Type	Weighted Average Interest Rate(1)	Weighted Average Loan-to-Value Ratio(2)	Weighted Average Months to Next Rate Change or Maturity for Fixed Rate Loans	(F)ixed or (V)ariable	Amortization Term
$82,242	Multifamily	2.93%	49%	33	V	30 Years
43,562	Multifamily	2.91%	52%	42	V	30 Years
27,415	Multifamily	3.98%	30%	120	F
4,883	Residential	3.35%	65%	76	V	30 Years
7,760	Commercial Real Estate	2.85%	66%	30	V	30 Years
$165,862		3.11%	45%

(1) Net of servicing fee retained by the originating bank.
(2) At time of purchase.

The properties securing the above loans are primarily located in New York State.

The following table provides the details of the one-to-four family residential loans purchased in 2015 (dollars in thousands):

Principal Amounts Purchased	Weighted Average Interest Rate(1)	Weighted Average Loan-to-Value Ratio	Weighted Average Months to Next Rate Change	Amortization Term	Amortization Type
$49,345	2.49%	62%	44	30 Years	Fully amortizing
78,086	2.38%	59%	35	20 Years(2)	Delayed amortizing
$127,431	2.42%	60%

(1) Net of servicing fee retained by the originating bank
(2) 20 years of amortization begins after an interest-only period for the first 10 years

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

At December 31, 2017, acquired loans totaled $692.8 million and consisted of 39.7% one-to-four family residential loans, 28.7% multifamily loans, and 23.7% commercial real estate loans, with the remaining balance in home equity, construction and land, and commercial and industrial loans. At December 31, 2016, acquired loans totaled $793.2 million and consisted of 40.0% one-to-four family residential loans, 27.2% multifamily loans, and 23.7% commercial real estate loans, with the remaining balance in home equity, construction and land, and commercial and industrial loans. At December 31, 2015, acquired loans totaled $409.0 million and consisted of 80.8% one-to-four family residential loans and 15.8% multifamily loans, with the remaining balance in commercial real estate and home equity loans.

Non-Performing and Problem Assets

When a loan is between 10 to 15 days delinquent, we generally send the borrower a late charge notice. When a loan is 30 days past due, we generally mail the borrower a letter reminding the borrower of the delinquency and, except for loans secured by one-to-four family residential real estate, we attempt personal contact with the borrower to determine the reason for the delinquency, to ensure the borrower correctly understands the terms of the loan, and to emphasize the importance of making payments on or before the due date. If necessary, additional late charges and delinquency notices are issued and the account will be monitored. After 90 days of delinquency, we generally send the borrower a final demand for payment and refer the loan to legal counsel to commence foreclosure and related legal proceedings. At times, we may shorten or lengthen these time frames.

Generally, loans (excluding PCI loans) are placed on non-accrual status when payment of principal or interest is 90 days or more delinquent unless the loan is considered well-secured and in the process of collection. Loans also are placed on non-accrual status at any time if the ultimate collection of principal or interest in full is in doubt. When loans are placed on non-accrual status, unpaid accrued interest is reversed, and further income is recognized only to the extent received, and only if the principal balance is deemed fully collectible. The loan may be returned to accrual status if both principal and interest payments are brought current and factors indicating doubtful collection no longer exist, including performance by the borrower under the loan terms for a six-month period. Our Chief Credit Officer reports monitored loans, including all loans rated watch, special mention, substandard, doubtful or loss, to the loan committee of the board of directors at least quarterly.

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

Non-Performing and Restructured Loans (excluding PCI Loans).  The table below sets forth the amounts and categories of our non-performing assets at the dates indicated. At December 31, 2017, 2016, 2015, 2014, and 2013, we had TDRs of $251,000, $1.8 million, $4.4 million, $9.5 million, and $10.7 million, respectively, which are included in the appropriate categories within non-accrual loans. Additionally, we had $18.0 million, $20.6 million, $22.3 million, $24.2 million, and $26.2 million, of TDRs on accrual status at December 31, 2017, 2016, 2015, 2014, and 2013, respectively, which do not appear in the table below. Generally, the types of concessions that we make to troubled borrowers include reductions in interest rates and payment extensions and to a lesser extent interest and principal forgiveness. At December 31, 2017, 72.7% of TDRs were commercial real estate loans, 18.5% were one-to-four family residential loans, 7.9% were multifamily loans, 0.5% were commercial and industrial loans, and 0.4% were home equity loans. At December 31, 2017, all of the $18.0 million in accruing TDR loans were performing in accordance with their restructured terms. At December 31, 2017, one loan totaling $251,000, secured by real estate, accounted for 100% of the non-accruing TDRs not performing in accordance with restructured terms.

	At December 31,
	2017	2016	2015	2014	2013
	(Dollars in thousands)
Non-accrual loans:
Real estate loans:
Commercial	$4,087	$5,513	$5,232	$11,164	$12,450
One-to-four family residential	774	1,629	2,574	2,205	2,989
Construction and land	—	—	113	—	108
Multifamily	417	43	559	—	544
Home equity and lines of credit	156	127	329	98	1,239
Commercial and industrial loans	74	9	—	408	441
Total non-accrual loans	5,508	7,321	8,807	13,875	17,771
Loans delinquent 90 days or more and still accruing:
Real estate loans:
One-to-four family residential	27	52	—	708	—
Home equity and lines of credit	—	8	—	—	—
Other	1	—	—	—	32
Commercial and industrial loans	—	—	15	—	—
Total loans delinquent 90 days or more and still accruing	28	60	15	708	32
Total non-performing loans	5,536	7,381	8,822	14,583	17,803
Other real estate owned	850	850	45	752	634
Total non-performing assets	$6,386	$8,231	$8,867	$15,335	$18,437
Ratios:
Non-performing loans to total loans held-for-investment, net	0.18%	0.25%	0.37%	0.75%	1.20%
Non-performing assets to total assets	0.16%	0.21%	0.28%	0.51%	0.68%
Total assets	$3,991,417	$3,850,094	$3,202,584	$3,020,869	$2,702,764
Loans held-for-investment, net	$3,140,819	$2,968,084	$2,373,715	$1,942,995	$1,489,476

At December 31, 2017, 10.8% of PCI loans were past due 30 to 89 days, and 17.1% were past due 90 days or more. At December 31, 2016, 6.6% of PCI loans were past due 30 to 89 days, and 19.3% were past due 90 days or more. At December 31, 2015, 7.9% of PCI loans were past due 30 to 89 days, and 21.4% were past due 90 days or more. At December 31, 2014, 7.8% of PCI loans were past due 30 to 89 days, and 24.1% were past due 90 days or more. At December 31, 2013, 6.6% of PCI loans were past due 30 to 89 days, and 14.9% were past due 90 days or more.

The following table sets forth the property types collateralizing non-accrual commercial real estate loans at December 31, 2017:

	At December 31, 2017
	Amount	Percent
	(Dollars in thousands)
Industrial	$2,253	55.1%
Mixed use	1,088	26.6
Office buildings	543	13.3
Other	202	5.0
Total	$4,086	100.0%

Other Real Estate Owned. Real estate acquired by us as a result of foreclosure or by deed in lieu of foreclosure is classified as other real estate owned. On the date the property is acquired, it is recorded at the lower of cost or estimated fair value, establishing a new cost basis. Estimated fair value generally represents the sale price a buyer would be willing to pay on the basis of current market conditions, including normal terms from other financial institutions, less the estimated costs to sell the property. Holding costs and declines in estimated fair value result in charges to expense after acquisition. Other real estate owned consisted of one commercial real estate property with a carrying value of $850,000 at December 31, 2017 and December 31, 2016.

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

Our policies, consistent with regulatory guidelines, provide for the classification of loans and other assets that are considered to be of lesser quality as substandard, doubtful, or loss assets. An asset is classified substandard if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Substandard assets include those assets characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected. Assets classified as doubtful have all of the weaknesses inherent in those classified substandard with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable. Assets (or portions of assets) classified as loss are those considered uncollectible and of such little value that their continuance as assets is not warranted. Assets that do not expose us to risk sufficient to warrant classification in one of the aforementioned categories, but which possess potential weaknesses that deserve our close attention, are designated as special mention. At December 31, 2017, classified assets, excluding loans on non-accrual status, consisted of substandard assets of $17.3 million and no doubtful or loss assets. At December 31, 2017, we also had $6.5 million of assets designated as special mention. At December 31, 2016, classified assets, excluding loans on non-accrual status, consisted of substandard assets of $26.1 million and no doubtful or loss assets. At December 31, 2016, we also had $11.5 million of assets designated as special mention.

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

At December 31, 2017, the Company had $12.0 million of accruing loans that were 30 to 89 days delinquent, as compared to $10.1 million at December 31, 2016.

The following table sets forth the total amounts of delinquencies for accruing loans that were 30 to 89 days past due by type and by amount at the dates indicated:

	December 31,
	2017	2016
	(Dollars in thousands)
Real estate loans:
Commercial	$4,347	$4,578
One-to-four family residential	4,162	3,621
Construction and Land	6	—
Multifamily	3,298	1,440
Home equity and lines of credit	—	263
Commercial and industrial loans	202	148
Other loans	29	50
Total	$12,044	$10,100

The increase in delinquent loans from 2016 to 2017 was primarily attributable to one multifamily real estate loan with a balance of $1.5 million that was 31 days delinquent at December 31, 2017, and became current subsequent to year end.
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

The following table sets forth activity in our allowance for loan losses for the years indicated:

	At or For the Years Ended December 31,
	2017	2016	2015	2014	2013
	(Dollars in thousands)
Balance at beginning of year	$24,595	$24,770	$26,292	$26,037	$26,424
Charge-offs:
Commercial real estate	(4)	(638)	(1,431)	(103)	(1,208)
One-to-four family residential	—	(20)	(277)	(58)	(414)
Multifamily	(184)	(278)	(120)	(7)	(657)
Home equity and lines of credit	(104)	—	(115)	(489)	(491)
Commercial and industrial	(73)	(66)	(71)	(135)	(379)
Other	—	(2)	(1)	—	(25)
Acquired loans	(37)	—	—	—	—
Total charge-offs	(402)	(1,004)	(2,015)	(792)	(3,174)
Recoveries:
Commercial real estate	70	181	2	72	1
One-to-four family residential	—	2	20	—	18
Construction and land	—	—	—	246	567
Multifamily	277	—	25	35	—
Home equity and lines of credit	97	2	42	—	—
Commercial and industrial	79	4	34	8	201
Other	—	5	17	41	73
Acquired loans	33	—	—	—	—
Total recoveries	556	194	140	402	860
Net recoveries (charge-offs)	154	(810)	(1,875)	(390)	(2,314)
Provision for loan losses	1,411	635	353	645	1,927
Balance at end of year	$26,160	$24,595	$24,770	$26,292	$26,037
Ratios:
Net recoveries (charge-offs) to average loans outstanding	0.01%	(0.03)%	(0.09)%	(0.02)%	(0.17)%
Allowance for loan losses to non-performing loans held-for-investment at end of year (1)	472.63	333.23	280.78	180.29	150.23
Allowance for loan losses to originated loans held-for-investment, net at end of year (2)	1.04	1.10	1.24	1.58	1.88
Allowance for loan losses to total loans held-for-investment at end of year (3)	0.83	0.83	1.04	1.35	1.75

(1)  Excludes non-performing loans held-for-sale, carried at lower of cost or estimated fair value, less costs to sell.
(2)  Excludes PCI loans, acquired loans held-for-investment and loans held-for-sale (and related allowance for loan losses).
(3)  Includes PCI and acquired loans held-for-investment.

At December 31, 2017 and 2016, the allowance for loan losses related to PCI loans was $951,000 and $896,000, respectively.  Loans held-for-sale are excluded from the allowance for loan losses coverage ratios in the table above.

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

	At December 31,
	2017		2016		2015
	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
Real estate loans:
Commercial	$5,196	14.20%	$5,432	13.93%	$7,106	16.97%
One-to-four family residential	503	3.22	664	3.58	787	4.15
Construction and land	610	1.10	172	0.47	261	0.79
Multifamily	17,374	55.38	14,952	50.86	12,387	55.66
Home equity and lines of credit	122	2.11	588	2.21	795	2.59
Commercial and industrial	1,273	1.11	1,720	1.08	1,288	1.08
PCI loans	951	0.73	896	1.03	783	1.40
Loans Acquired	37	22.10	75	26.79	115	17.26
Other	94	0.05	96	0.05	155	0.10
Total allocated allowance	26,160	100.00%	24,595	100.00%	23,677	100.00%
Unallocated	—		—		1,093
Total	$26,160		$24,595		$24,770

	At December 31,
	2014		2013
	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
Real estate loans:
Commercial	$9,309	20.13%	$12,619	22.89%
One-to-four family residential	951	3.84	875	4.36
Construction and land	266	1.10	205	0.95
Multifamily	12,219	55.31	9,374	58.61
Home equity and lines of credit	901	2.81	860	3.11
Commercial and industrial	841	0.67	425	0.68
PCI loans	400	2.31	588	4.00
Loans Acquired	62	13.71	—	5.24
Other	134	0.12	67	0.16
Total allocated allowance	25,083	100.00%	25,013	100.00%
Unallocated	1,209		1,024
Total	$26,292		$26,037

Investments

We conduct securities portfolio transactions in accordance with our board-approved investment policy. Northfield Bank's investment policy is reviewed at least annually by the Risk Committee of the Board of Directors. Any changes to the policy are subject to ratification by the full Board of Directors. This policy dictates that investment decisions give consideration to the safety of the investment, liquidity requirements, potential returns, the ability to provide collateral for pledging requirements, and consistency with our interest rate risk management strategy. Our Chief Investment Officer executes our securities portfolio transactions, within policy requirements, with the approval of either the Chief Executive Officer or the Chief Financial Officer. NSB Services Corp.’s and NSB Realty Trust’s investment officers execute security portfolio transactions in accordance with investment policies that substantially mirror Northfield Bank’s investment policy. All purchase and sale transactions are reviewed by the Risk Committee at least quarterly.

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

Northfield Bank’s investment policy does not permit investment in preferred and common stock of other entities including GSEs, other than our required investment in the common stock of the FHLB of New York or as permitted for community reinvestment purposes or to fund Northfield Bank’s deferred compensation plan. Northfield Bancorp, Inc. may invest in equity securities of other financial institutions up to certain limitations. As of December 31, 2017, we held no asset-backed securities other than mortgage-backed securities. Our Board of Directors may change these limitations in the future.

Our current investment policy does not permit hedging through the use of derivative instruments such as financial futures or interest rate options and swaps.

At the time of purchase, we designate a security as either held-to-maturity, available-for-sale, or trading, based upon our ability and intent to hold such securities. Trading securities and securities available-for-sale are reported at estimated fair value, and securities held-to-maturity are reported at amortized cost. A periodic review and evaluation of the available-for-sale and held-to-maturity securities portfolios is conducted to determine if the estimated fair value of any security has declined below its carrying value and whether such impairment is other-than-temporary. If such impairment is deemed to be other-than-temporary, the security is written down to a new cost basis and the resulting loss is charged against earnings. The estimated fair values of our securities are obtained from an independent nationally recognized pricing service (see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies - Securities Valuation and Impairment” for further discussion). At December 31, 2017, our investment portfolio consisted primarily of mortgage-backed securities guaranteed by GSEs and, to a lesser extent, corporate debt securities, municipal bonds, private label mortgage-backed securities, and mutual funds. The market for these securities primarily consists of other financial institutions, insurance companies, real estate investment trusts, and mutual funds.

We purchase mortgage-backed securities insured or guaranteed primarily by the Federal National Mortgage Association (“Fannie Mae”),  the Federal Home Loan Mortgage Corporation (“Freddie Mac”), or the Government National Mortgage Association (“Ginnie Mae”), and to a lesser extent, securities issued by private companies (private label). We invest in mortgage-backed securities to achieve positive interest rate spreads with minimal administrative expense, and to lower our credit risk as a result of the guarantees provided by Fannie Mae, Freddie Mac, or Ginnie Mae as well as to provide us liquidity to fund loan originations and deposit outflows. In 2008, the Federal Housing Finance Agency placed Freddie Mac and Fannie Mae into conservatorship. The U.S. Treasury Department has established financing agreements to ensure that Freddie Mac and Fannie Mae meet their obligations to holders of mortgage-backed securities that they have issued or guaranteed.

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

At December 31, 2017, our corporate bond portfolio consisted of investment-grade securities, the majority of which had remaining maturities generally shorter than five years. Our investment policy provides that we may invest up to 15% of our tier-one risk-based capital in corporate bonds from individual issuers which, at the time of purchase, are within the investment-grade ratings from Standard & Poor’s, Moody’s or Fitch. The maturity of these bonds may not exceed 10 years, and there is no aggregate limit for this security type. Corporate bonds from individual issuers not rated investment grade at the time of purchase, are limited to the lesser of 1% of our total assets or 15% of our Tier 1 risk-based capital, and must have a maturity of less than one year. Aggregate holdings of this security type cannot exceed 5% of our total assets. Additionally, at the time of purchase, management performs due diligence to conclude that the security meets the regulatory standard for investment-grade. Bonds that subsequently experience a decline in credit rating below investment grade are monitored at least quarterly.

The following table sets forth the amortized cost and estimated fair value of our available-for-sale and held-to-maturity securities portfolios (excluding FHLB of New York common stock) at the dates indicated.  As of December 31, 2017, 2016, and 2015, we also had a trading portfolio with a fair value of $9.6 million, $7.9 million and $6.7 million, respectively, consisting of mutual funds quoted in actively traded markets.  These securities are utilized to fund non-qualified deferred compensation obligations.

	At December 31,
	2017		2016		2015
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(Dollars in thousands)
Securities available-for-sale:
Mortgage-backed securities:
Pass-through certificates:
GSEs	$179,320	$178,295	$225,047	$224,549	$228,557	$231,700
REMICs:
GSEs	273,501	266,929	230,500	224,293	305,387	297,824
Non-GSEs	80	79	280	270	597	579
Debt securities
Municipal bonds	343	349	2,151	2,158	—	—
Corporate bonds	67,927	68,130	45,373	45,159	11,002	11,011
Other securities
Equity investments - mutual funds	323	323	1,233	1,218	481	481
Other	1,016	1,016	1,250	1,250	—	—
Total securities available-for-sale	$522,510	$515,121	$505,834	$498,897	$546,024	$541,595

	At December 31,
	2017		2016		2015
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(Dollars in thousands)
Securities held-to-maturity:
Mortgage-backed securities:
Pass-through certificates - GSEs	$9,931	$9,892	$10,148	$10,118	$10,346	$10,369
Total securities held-to-maturity	$9,931	$9,892	$10,148	$10,118	$10,346	$10,369

The following table sets forth the amortized cost and estimated fair value of securities as of December 31, 2017, for issuers that exceeded 10% of our stockholders’ equity as of that date:

	At December 31, 2017
	Amortized Cost	Estimated Fair Value
	(Dollars in thousands)
Mortgage-backed securities:
Freddie Mac	$219,995	$217,159
Fannie Mae	$227,023	$222,362

Portfolio Maturities and Yields.  The composition and maturities of the investment securities portfolio at December 31, 2017, are summarized in the following table.  Maturities are based on the final contractual payment dates, and do not reflect the effect of scheduled principal repayments, prepayments, or early redemptions that may occur.  All of our securities at December 31, 2017, were taxable securities.

	One Year or Less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield
	(Dollars in thousands)
Securities available-for-sale:
Mortgage-backed securities:
Pass-through certificates:
GSEs	$427	4.04%	$23,959	3.18%	$100,613	2.47%	$54,321	2.40%	$179,320	$178,295	2.55%
REMICs:
GSEs	—	—%	14,340	2.04%	38,039	1.76%	221,122	2.19%	273,501	266,929	2.13%
Non-GSEs	—	—%	—	—%	—	—%	80	1.95%	80	79	1.95%
Debt securities
Municipal bonds	—	—%	230	3.35%	113	3.53%	—	—%	343	349	3.41%
Corporate bonds	—	—%	57,945	2.30%	9,982	2.32%			67,927	68,130	2.30%
Equity investments	323	0.45%	—	—%	—	—%	—	—%	323	323	0.45%
Other	1,016	2.25%	—	—%	—	—%	—	—%	1,016	1,016	2.25%
Total securities available-for-sale	$1,766	2.35%	$96,474	2.48%	$148,747	2.28%	$275,523	—%	$522,510	$515,121	2.30%

Securities held-to-maturity:
Mortgage-backed securities:
Pass-through certificates:
GSEs	$—	—%	$—	—%	$—	—%	$9,931	3.50%	$9,931	$9,892	3.50%
Total securities held-to-maturity	$—	—%	$—	—%	$—	—%	$9,931	3.50%	$9,931	$9,892	3.50%

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

Deposits.  We accept deposits primarily from the areas in which our offices are located. We rely on our convenient locations, customer service, and competitive products and pricing to attract and retain deposits. We offer a variety of deposit accounts to businesses, consumers and municipalities with a range of interest rates and terms. Our deposit accounts consist of transaction accounts (NOW and non-interest bearing checking accounts), savings accounts (money market, passbook, and statement savings), and certificates of deposit, including individual retirement accounts. We accept brokered deposits when it is deemed cost effective. At December 31, 2017 and 2016, we had brokered deposits totaling $150.6 million and $98.8 million, respectively. In addition, municipal deposits which primarily consist of funds from local government entities domiciled in New Jersey, are a growing source of funds. At December 31, 2017, municipal deposits totaled $350.7 million, or 12.4% of our total deposits. At December 31, 2016, municipal deposits totaled $362.8 million, or 13.4% of our total deposits. Municipal deposits are primarily secured by mortgaged-backed securities.

Interest rates offered on deposit accounts generally are established weekly, while maturity terms, service fees, and withdrawal penalties are reviewed on a periodic basis. Deposit rates and terms are based primarily on current operating strategies, market interest rates, and liquidity requirements.

At December 31, 2017, we had $738.9 million in certificates of deposit, of which $401.3 million had remaining maturities of one year or less.

The following table sets forth the distribution of our average total deposit accounts, by account type, for the periods indicated:

	For the Year Ended December 31,
	2017			2016			2015
	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate
	(Dollars in thousands)
Non-interest bearing demand	$385,891	14.16%	—%	$372,946	14.50%	—%	$262,318	13.68%	—%
NOW	477,996	17.54	0.30%	414,366	16.10	0.23%	181,341	9.47	0.25%
Money market accounts	809,286	29.70	0.73%	746,798	29.02	0.63%	490,418	25.60	0.48%
Savings	426,581	15.66	0.21%	458,086	17.80	0.46%	468,749	24.47	0.46%
Certificates of deposit	625,067	22.94	1.30%	580,973	22.58	1.12%	512,977	26.78	1.07%
Total deposits	$2,724,821	100.00%	0.60%	$2,573,169	100.00%	0.56%	$1,915,803	100.00%	0.55%

As of December 31, 2017, the aggregate amount of our outstanding certificates of deposit in amounts greater than or equal to $100,000 was $337.9 million.  The following table sets forth the maturity of these certificates at December 31, 2017:

December 31, 2017
(Dollars in thousands)
Three months or less	$16,819
Over three months through six months	56,145
Over six months through one year	124,496
Over one year to three years	121,926
Over three years	18,480
Total	$337,866

Borrowings.  Our borrowings consist primarily of advances from the FHLB of New York and securities sold under agreements to repurchase (repurchase agreements) with third-party financial institutions. As of December 31, 2017, our FHLB advances totaled $464.2 million, or 13.8%, of total liabilities, repurchase agreements totaled $2.0 million, or 0.1%, of total liabilities, floating rate advances totaled $5.0 million, or 0.2%, of total liabilities and capitalized lease obligations totaled $299,000, or 0.01%, of total liabilities. At December 31, 2017, the Company had the ability to obtain additional funding from the FHLB of New York and Federal Reserve Bank discount window of approximately $870.8 million, utilizing unencumbered securities of $72.6 million and multifamily loans of $885.3 million. Repurchase agreements are primarily secured by mortgage-backed securities.  Advances from the FHLB of New York are secured by our investment in the common stock of the FHLB of New York as well as by pledged mortgage-backed securities and loans.

The following table sets forth information concerning balances and interest rates on our borrowings at and for the years indicated:

	At or For the Years Ended December 31,
	2017	2016	2015
	(Dollars in thousands)
Balance at end of year	$471,549	$473,206	$558,129
Average balance during year	$494,361	$491,802	$594,926
Maximum outstanding at any month end	$579,690	$529,988	$760,088
Weighted average interest rate at end of year	1.62%	1.44%	1.57%
Weighted average interest rate during year	1.54%	1.50%	1.56%

Employees

As of December 31, 2017, we had 323 full-time employees and 29 part-time employees.  Our employees are not represented by any collective bargaining group.  Management believes that we have a good working relationship with our employees.

Subsidiary Activities

Northfield-Bancorp, Inc. owns 100% of Northfield Investments, Inc., an inactive New Jersey investment company, and 100% of Northfield Bank.  Northfield Bank owns 100% of NSB Services Corp., a Delaware corporation, which in turn owns 100% of the voting common stock of NSB Realty Trust. NSB Realty Trust is a Maryland real estate investment trust that holds mortgage loans, mortgage-backed securities and other investments. These entities enable us to segregate certain assets for management purposes, and promote our ability to raise capital in the future through the sale of preferred stock or other capital-enhancing securities or borrow against assets or stock of these entities for liquidity purposes. At December 31, 2017, Northfield Bank’s investment in NSB Services Corp. was $712.8 million, and NSB Services Corp. had assets of $724.6 million and liabilities of $11.9 million at that date. At December 31, 2017, NSB Services Corp.’s investment in NSB Realty Trust was $724.6 million, and NSB Realty Trust had $724.6 million in assets, and liabilities of $15,000 at that date.

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

Loans-to-One-Borrower

We generally may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of Northfield Bank’s unimpaired capital and unimpaired surplus. An additional amount may be loaned, equal to 10% of unimpaired capital and unimpaired surplus, if the loan is secured by readily marketable collateral, which is defined to include certain financial instruments and bullion, but generally does not include real estate. As of December 31, 2017, we were in compliance with our loans-to-one-borrower limitations.

Qualified Thrift Lender Test

As a federally chartered savings bank, Northfield Bank is required to satisfy a qualified thrift lender (QTL) test, under which we either must qualify as a “domestic building and loan” association as defined by the Internal Revenue Code or maintain at least 65% of our “portfolio assets” in “qualified thrift investments.” “Qualified thrift investments” consist primarily of residential mortgages and related investments, including mortgage-backed and related securities. “Portfolio assets” generally mean total assets less specified liquid assets up to 20% of total assets, goodwill, and other intangible assets and the value of property used to conduct business. A savings institution that fails the qualified thrift lender test must operate under specified restrictions. The Dodd-Frank Act made noncompliance with the QTL test also subject to agency enforcement action for a violation of law. As of December 31, 2017, we maintained 80.1% of our portfolio assets in qualified thrift investments and, therefore, we met the QTL test.

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

In determining the amount of risk-weighted assets for purposes of calculating risk-based capital ratios, all assets, including certain off-balance sheet assets (e.g., recourse obligations, direct credit substitutes, residual interests) are multiplied by a risk weight factor assigned by the regulations based on the risks believed inherent in the type of asset. Higher levels of capital are required for asset categories believed to present greater risk. Common equity Tier 1 capital generally is defined as common stockholders’ equity and retained earnings. Tier 1 capital generally is defined as common equity Tier 1 plus additional Tier 1 capital. Additional Tier 1 capital includes certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries. Total capital includes Tier 1 capital (common equity Tier 1 capital plus additional Tier 1 capital) and Tier 2 capital. Tier 2 capital is comprised of capital instruments and related surplus, meeting specified requirements, and may include cumulative preferred stock and long-term perpetual preferred stock, mandatory convertible securities, intermediate preferred stock and subordinated debt. Also included in Tier 2 capital is the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets and certain other items. In assessing an institution’s capital adequacy, the OCC takes into consideration, not only these numeric factors, but qualitative factors as well, and has the authority to establish higher capital requirements for individual institutions when deemed necessary.

In addition to establishing the minimum regulatory capital requirements, the regulations limit capital distributions and certain discretionary bonus payments to management if the institution does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted asset above the amount necessary to meet its minimum risk-based capital requirements. The capital conservation buffer requirement was phased in beginning January 1, 2016, at 0.625% of risk-weighted assets and increases each year until fully implemented at 2.5% on January 1, 2019. For calendar year 2017, the capital conservation buffer was 1.25%. It increased to 1.875% on January 1, 2018.

As of December 31, 2017, Northfield Bancorp, Inc. and Northfield Bank exceeded all capital adequacy requirements to which they were subject. Further, the most recent OCC notification categorized the Bank as a well-capitalized institution under the prompt corrective action regulations. See Note 13 of the Notes to the Consolidated Financial Statements for further discussion about Regulatory Requirements.

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

Authority to extend credit to executive officers, directors and 10% or greater shareholders (insiders), as well as entities controlled by insiders, is governed by Sections 22(g) and 22(h) of the Federal Reserve Act and its implementing regulation, FRB Regulation O. Among other things, loans to insiders must be made on terms substantially the same as those offered to unaffiliated individuals and not involve more than the normal risk of repayment. There is an exception for bank-wide lending programs that do not discriminate in favor of insiders. Regulation O also places individual and aggregate limits on the amount of loans that may be made to insiders based, in part, on the institution’s capital position, and requires that certain prior board approval procedures be followed. Extensions of credit to executive officers are subject to additional restrictions on the types and amounts of loans that may be made. At December 31, 2017, Northfield Bank was in compliance with these regulations.

Enforcement

The OCC has primary enforcement responsibility over federal savings institutions, including the authority to bring enforcement action against “institution-related parties,” including officers, directors, certain shareholders, and attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution. Formal enforcement action may range from the issuance of a capital directive or "cease and desist" order to removal of officers and/or directors of the institution, receivership, conservatorship or the termination of deposit insurance.  Civil penalties cover a wide range of violations and actions, and range up to $25,000 per day, unless a finding of reckless disregard is made, in which case penalties may be as high as $1 million per day.

Deposit Insurance

Northfield Bank is a member of the Deposit Insurance Fund, which is administered by the FDIC. Deposit accounts in Northfield Bank are insured up to a maximum of $250,000 for each separately insured depositor by the FDIC.

The FDIC assesses insured depository institutions to maintain the Deposit Insurance Fund. Under the FDIC’s risk-based assessment system, institutions deemed less risky pay lower assessments. Assessments for institutions with less than $10 billion of assets are based on financial measures and supervisory ratings derived from statistical modeling estimating the probability of an institution’s failure within three years.
The FDIC bases its deposit insurance rate assessments upon each insured institution’s total assets less tangible equity. The assessment ranges from 2.5 to 45 basis points of total assets less tangible equity. In conjunction with the Deposit Insurance Fund’s reserve ratio achieving 1.15%, the assessment range (inclusive of possible adjustments) was reduced for insured institutions of less than $10 billion of total assets to 1.5 basis points to 30 basis points, effective July 1, 2016.
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

Insurance of deposits may be terminated by the FDIC upon a finding that an institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition imposed in writing. Management of Northfield Bank does not know of any practice, condition, or violation that may lead to termination of the Northfield Bank’s deposit insurance.

In addition to the FDIC assessments, the Financing Corporation is authorized to impose and collect, through the FDIC, assessments for anticipated payments, issuance costs and custodial fees on bonds issued by the Financing Corporation in the 1980s to recapitalize the former Federal Savings and Loan Insurance Corporation. The bonds issued by the Financing Corporation are due to mature in 2017 through 2019. For the quarter ended December 31, 2017, the annualized Financing Corporation assessment was equal to 0.54 basis points of total quarterly average assets less quarterly average tangible capital.

Federal Home Loan Bank System

Northfield Bank is a member of the FHLB of New York, and therefore is a member of the Federal Home Loan Bank System, which consists of 11 regional Federal Home Loan Banks. The Federal Home Loan Bank System provides a central credit facility primarily for member institutions. Members of the FHLB are required to acquire and hold a specified amount of shares of FHLB capital stock. Northfield Bank was in compliance with this requirement at December 31, 2017.

Community Reinvestment Act and Fair Lending Laws

Savings institutions have a responsibility under the Community Reinvestment Act and related regulations to help meet the credit needs of their communities, including low- and moderate-income neighborhoods. An institution’s failure to comply with the provisions of the Community Reinvestment Act could, at a minimum, result in regulatory restrictions on certain activities such as branching and acquisitions. In the most recent Community Reinvestment Act Public Disclosure issued by the OCC on December 5, 2016, Northfield Bank was rated “Satisfactory.”

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

•	Equal Credit Opportunity Act and the Fair Housing Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;

•	Fair Credit Reporting Act, governing the use and provision of information to credit reporting agencies;

•	Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies;

•	Flood Disaster Protection Act, requiring flood insurance of collateral properties located in designated flood zones;

•	Servicemembers' Civil Relief Act a program that provides a wide range of protections in lending for individuals entering, called to active duty in the military, or deployed service members; and

•	Rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws.

The operations of Northfield Bank also are subject to the:

•	Truth in Savings Act;

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

Savings and loan holding companies such as Northfield Bancorp, Inc. are subject to consolidated regulatory capital requirements that are as stringent as those required for the insured depository subsidiaries such as Northfield Bank. Consolidated regulatory capital requirements identical to those applicable to the subsidiary depository institutions also apply to savings and loan holding companies.  As is the case with institutions themselves, the capital conservation buffer is being phased in between 2016 and 2019. Northfield Bancorp, Inc. exceeded the FRB’s consolidated capital requirements as of December 31, 2017.

The Dodd-Frank Act extended the “source of strength” doctrine to savings and loan holding companies. The FRB has issued regulations implementing the “source of strength” policy that requires holding companies act as a source of strength to their subsidiary depository institutions by providing capital, liquidity, and other support in times of financial stress.

The FRB has issued a policy statement regarding the payment of dividends and the repurchase of shares of common stock by bank and savings and loan holding companies. In general, the policy provides that dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by the holding company appears consistent with the organization’s capital requirements, asset quality and overall financial condition.  Regulatory guidance provides for prior regulatory review of capital distributions in certain circumstances such as where the company’s net income for the past four quarters, net of dividends previously paid over that period, is insufficient to fully fund the dividend or the company’s overall rate of earnings retention is inconsistent with the company’s capital needs and overall financial condition. The ability of a holding company to pay dividends may be restricted if a subsidiary bank becomes undercapitalized. The policy statement also specifies that a holding company should advise FRB supervisory staff prior to redeeming or repurchasing common or perpetual preferred stock when the holding company is experiencing financial weaknesses or redeeming or repurchasing common stock or perpetual preferred stock such that the repurchase or redemption would result in a net reduction as of the end of a quarter in the amount of such equity instruments outstanding compared with the beginning of the quarter in which the redemption or repurchase occurs. These regulatory policies could affect the ability of Northfield Bancorp, Inc. to pay dividends, repurchase common stock or otherwise engage in capital distributions.

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

TAXATION
Federal Taxation

General. Northfield Bank and Northfield Bancorp, Inc. are subject to federal income taxation in the same general manner as other corporations, with some exceptions discussed below. Northfield Bancorp, Inc.'s consolidated federal tax returns are not currently under audit.

On December 22, 2017, H.R.1, commonly known as the Tax Cuts and Jobs Act (the “Tax Act”), was signed into law. The Tax Act includes many provisions that will affect our income tax expense, including reducing our federal tax rate from 35% to 21%, effective January 1, 2018. As a result of this rate reduction, we are required to re-measure, through income tax expense in the period of enactment, our deferred tax assets and liabilities using the enacted rate at which we expect them to be recovered or settled. The re-measurement of our net deferred tax asset resulted in additional 2017 income tax expense of $10.5 million.

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

Taxable Distributions and Recapture. Prior to 1996, bad debt reserves created prior to 1988 were subject to recapture into taxable income if Northfield Bank failed to meet certain thrift asset and definitional tests or made certain distributions. Tax law changes in 1996 eliminated thrift-related recapture rules. However, under current law, pre-1988 tax bad debt reserves remain subject to recapture if Northfield Bank makes certain non-dividend distributions, repurchases any of its common stock, pays dividends in excess of earnings and profits, or fails to qualify as a “bank” for tax purposes. At December 31, 2017, the total federal pre-base year bad debt reserve of Northfield Bank was approximately $5.9 million.

Alternative Minimum Tax. Prior to December 31, 2017, the Internal Revenue Code of 1986, as amended, imposed an alternative minimum tax at a rate of 20% on a base of regular taxable income plus certain tax preferences, less any available exemption. The alternative minimum tax is imposed to the extent it exceeds the regular income tax. Net operating losses can offset no more than 90% of alternative taxable income. Certain payments of alternative minimum tax may be used as credits against regular tax liabilities in future years. Effective January 1, 2018, the corporate AMT is repealed. Northfield Bancorp, Inc.’s consolidated group has not been subject to the alternative minimum tax and has no such amounts available as credits for carryover.

Net Operating Loss Carryovers. A financial institution may carry back net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years. At December 31, 2017, Northfield Bancorp, Inc.’s consolidated group had no net operating loss carryforwards for federal income tax purposes.

Corporate Dividends-Received Deduction. Northfield Bancorp, Inc. may exclude from its federal taxable income 100% of dividends received from Northfield Bank as a wholly-owned subsidiary by filing consolidated tax returns. Through December 31, 2017, the corporate dividends-received deduction is 80% in the case of dividends received from a corporation in which a corporate recipient owns at least 20% of its stock, and corporations that own less than 20% of the stock of a corporation distributing a dividend may deduct only 70% of dividends received or accrued on their behalf. Effective January 1, 2018, the dividends received deduction decreases from 80% to 65% and 70% to 50% for corporate recipients owning at least 20% or less than 20%, respectively, of a corporation’s stock.

State Taxation

New York State Taxation. In 2014, New York State enacted several reforms (the “Tax Reform Package”) to its tax structure, including changes to the franchise, sales, estate, and personal income taxes. These changes were effective on January 1, 2015. The Tax Reform Package is intended to simplify the existing corporate tax code for New York State businesses while remaining relatively neutral in relation to corporate tax receipts.

Under the Tax Reform Package, the New York State corporate income tax rate decreased, effective January 1, 2016, from 7.10% to 6.50%. Effective January 1, 2015, the Metropolitan Transportation Authority (“MTA”) Tax Surcharge rate allocable to business activities carried on in the Metropolitan Commuter Transportation District increased from 17.0% to 25.6%. The MTA surcharge rate for years beginning on or after January 1, 2017 was 28.3% and increases to 28.6% for years beginning after January 1, 2018, and before January 1, 2019. The rate will remain the same in succeeding years unless otherwise adjusted. Some of the most significant elements of the Tax Reform Package include the merger of the bank tax into the general corporate franchise tax, expanded application of economic nexus, adoption of water’s-edge unitary reporting, and apportionment of source income solely by reference to customer location.

New York City Taxation. Northfield Bank reports income on a calendar year basis to New York City. In 2015, New York City enacted provisions to its tax law to conform its corporate and banking tax laws to those of New York State, retroactive to

January 1, 2015. For tax years beginning on or after January 1, 2015, the New York City income tax rate applied to the Company apportioned New York City taxable income is 8.85%.

Our New York State and New York City tax returns are currently under audit for tax years 2010 through 2014.

New Jersey State Taxation. Northfield Bancorp, Inc. and Northfield Bank file New Jersey Corporation Business Tax returns on a calendar year basis. Generally, the income derived from New Jersey sources is subject to New Jersey tax. Northfield Bancorp, Inc. and Northfield Bank pay the greater of the corporate business tax at 9% of taxable income or the minimum tax of $1,200 per entity.

Delaware State Taxation. As a Delaware business corporation, Northfield Bancorp, Inc. is required to file an annual report with and pay franchise taxes to the state of Delaware.

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

Based on these factors we have a concentration in multifamily and commercial real estate lending, as such loans represent 413% of Northfield Bank's capital as of December 31, 2017. The particular focus of the guidance is on exposure to commercial real estate loans that are dependent on the cash flow from the real estate held as collateral and that are likely to be at greater risk to conditions in the commercial real estate market (as opposed to real estate collateral held as a secondary source of repayment or as an abundance of caution). The purpose of the guidance is to guide banks in developing risk management practices and capital levels commensurate with the level and nature of real estate concentrations. The guidance states that management should employ heightened risk management practices including board and management oversight and strategic planning, development of underwriting standards, risk assessment, and monitoring through market analysis and stress testing. While we believe we have implemented policies and procedures with respect to our commercial real estate loan portfolio consistent with this guidance, bank regulators could require us to implement additional policies and procedures consistent with their interpretation of the guidance that may result in additional costs to us or that may result in a curtailment of our multifamily and commercial real estate lending and/or the requirement that we maintain higher levels of regulatory capital, either of which would adversely affect our loan originations and profitability.

Our concentration in multifamily loans and commercial real estate loans could expose us to increased lending risks and related loan losses.

Our current business strategy is to continue to originate multifamily loans and to a lesser extent other commercial real estate loans. At December 31, 2017, $2.54 billion, or 81.0% of our loan portfolio held-for-investment, net, consisted of multifamily and other commercial real estate loans.

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

Implementing our growth strategies could cause us to incur significant costs and expenses which may negatively affect our financial condition and results of operations
We expect to continue to grow our assets, the level of our deposits or borrowings, and the scale of our operations. Achieving our growth targets depends, in part, on our ability to attract customers that currently bank at other financial institutions in our market, thereby increasing our share of the market, implement new lines of business or offer new products and services within existing lines of business, identify favorable loan and investment opportunities, and acquire other banks and non-bank entities. Our ability to grow successfully will depend on a variety of factors, including our ability to attract and retain experienced bankers, the continued availability of desirable business opportunities, competitive responses from other financial institutions in our market areas and our ability to manage our growth. Growth opportunities may not be available or we may not be able to manage our growth successfully. If we do not manage our growth effectively, our financial condition and operating results could be negatively affected.
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

Moreover, a significant decline in general economic conditions, caused by inflation, recession, acts of terrorism, an outbreak of hostilities or other international or domestic events, tax reform, unemployment or other factors beyond our control could further affect these local economic conditions and could further negatively affect the financial results of our banking operations. In addition, deflationary pressures, while possibly lowering our operating costs, could have a significant negative effect on our borrowers, especially our business borrowers, and the values of underlying collateral securing loans, which could negatively affect our financial performance.
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

Monetary policies and regulations of the FRB could adversely affect our business, financial condition and results of operations.
In addition to being affected by general economic conditions, our earnings and growth are affected by the policies of the FRB. An important function of the FRB is to regulate the money supply and credit environment. Among the instruments used by the FRB to implement these objectives are open market purchases and sales of U.S. government securities, adjustments of the discount rate and changes in banks’ reserve requirements against bank deposits. These instruments are used in varying combinations to influence overall economic growth and the distribution of credit, bank loans, investments and deposits. Their use also affects interest rates charged on loans or paid on deposits.

The monetary policies and regulations of the FRB have had a significant effect on the operating results of financial institutions in the past and are expected to continue to do so in the future. The effects of such policies upon our business, financial condition and results of operations cannot be predicted.

Our balance sheet composition is weighted towards investments in assets with longer durations.

We are subject to reinvestment risk associated with changes in interest rates. Changes in interest rates may affect the average life of loans and mortgage-related securities. Decreases in interest rates often result in increased prepayments of loans and mortgage-related securities, as borrowers refinance their loans to reduce borrowings costs. Under these circumstances, we are subject to reinvestment risk to the extent we are unable to reinvest the cash received from such prepayments in loans or other investments that have interest rates that are comparable to the interest rates on existing loans and securities. Increases in interest rates generally reduce prepayments. Additionally, increases in interest rates may decrease loan demand and/or make it more difficult for borrowers to repay adjustable-rate loans.

Changes in interest rates also affect the value of our interest earning assets and in particular the carrying value of our securities portfolio. Generally, the value of interest-earning assets fluctuates inversely with changes in interest rates. To the extent interest rates increase and the value of our available-for-sale portfolio decreases, our stockholders’ equity will be adversely affected.

At December 31, 2017, our simulation model indicated that our net portfolio value (the net present value of our interest-earning assets and interest-bearing liabilities) would decrease by 10.28% if there was an instantaneous parallel 200 basis point increase in market interest rates. Although interest rate risk calculations provide an indication of our interest rate risk exposure at a particular point in time, such measurements are not intended to and do not provide a precise forecast of the effect of changes in market interest rates on our net portfolio value or net interest income and likely will differ from actual results.

Historically low interest rates may adversely affect our net interest income and profitability.

During the past several years it has been the policy of the FRB to maintain interest rates at historically low levels through its targeted federal funds rate and purchases of mortgage-backed securities. As a result, market rates on the loans we have originated and the yields on securities we have purchased have been at lower levels than as available prior to 2008.
As a general matter, our interest-bearing liabilities reprice or mature more quickly than our interest-earning assets. However, our ability to lower our interest expense is limited at these interest rate levels while the average yield on our interest-earning assets may continue to decrease. Accordingly, our net interest income (the difference between interest income earned on assets and interest expense paid on liabilities) may decrease, which may have an adverse effect on our future profitability.

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

A federal savings bank differs from a commercial bank in that it is required to maintain at least 65% of its total assets in “qualified thrift investments,” which generally includes loans and investments for the purchase, refinance, construction, improvement, or repair of residential real estate, as well as home equity loans, education loans and small business loans. To maintain our federal savings bank charter we have to be a “qualified thrift lender” or “QTL” in nine out of each 12 immediately preceding months. The QTL requirement limits the extent to which we can grow our commercial loan portfolio, and failing the QTL test can result in an enforcement action. However, a loan that does not exceed $2 million (including a group of loans to one borrower) that is for commercial, corporate, business, or agricultural purposes is included in our qualified thrift investments. As of December 31, 2017, we maintained 80.1% of our portfolio assets in qualified thrift investments. Because of the QTL requirement, we may be limited in our ability to change our asset mix and increase the yield on our earning assets by growing our commercial loan portfolio.

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

In addition, we must comply with significant anti-money laundering and anti-terrorism laws and regulations. Government agencies have the authority to impose monetary penalties and other sanctions on institutions that fail to comply with these laws and regulations, which could significantly affect our business activities, including our ability to acquire other financial institutions or expand our branch network.

We are subject to the Community Reinvestment Act and fair lending laws, and failure to comply with these laws could lead to material penalties.

The Community Reinvestment Act, the Equal Credit Opportunity Act, the Fair Housing Act and other fair lending laws and regulations impose nondiscriminatory lending requirements on financial institutions. A successful regulatory challenge to an institution’s performance under the Community Reinvestment Act or fair lending laws and regulations could result in a wide variety of sanctions, including the required payment of damages and civil money penalties, injunctive relief, imposition of restrictions on mergers and acquisitions activity and restrictions on expansion. Private parties may also have the ability to challenge an institution’s performance under fair lending laws in private class action litigation. Such actions could have a material adverse effect on our business, financial condition and results of operations.

The FRB may require us to commit capital resources to support Northfield Bank.
Federal law requires that a holding company act as a source of financial and managerial strength to its subsidiary bank and to commit resources to support such subsidiary bank. Under the “source of strength” doctrine, the FRB may require a holding company to make capital injections into a troubled subsidiary bank and may charge the holding company with engaging in unsafe and unsound practices for failure to commit resources to a subsidiary bank. A capital injection may be required at times when the holding company may not have the resources to provide it and therefore may be required to borrow the funds or raise capital. Any loans by a holding company to its subsidiary bank are subordinate in right of payment to deposits and to certain other indebtedness of such subsidiary bank. In the event of a holding company’s bankruptcy, the bankruptcy trustee will assume any commitment by the holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank. Moreover, bankruptcy law provides that claims based on any such commitment will be entitled to a priority of payment over the claims of the institution’s general unsecured creditors, including the holders of its note obligations. Thus, any borrowing that must be done by the Company to make a required capital injection becomes more difficult and expensive and could have an adverse effect on our business, financial condition and results of operations.

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

We are subject to stringent capital requirements, which may adversely affect our return on equity, require us to raise additional capital, or constrain us from paying dividends or repurchasing shares.

“Basel III” regulatory capital reforms and changes required by the Dodd-Frank Act substantially amended the regulatory risk-based capital rules applicable to Northfield Bancorp, Inc. and Northfield Bank. The minimum capital requirements are: (i) a common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 to risk-based assets capital ratio of 6%; (iii) a total capital ratio of 8% ; and (iv) a Tier 1 leverage ratio of 4%. The final rule also establishes a “capital conservation buffer” of 2.5%, and will result in the following minimum ratios: (i) a common equity Tier 1 capital ratio of 7.0%, (ii) a Tier 1 to risk-based assets capital ratio of 8.5%, and (iii) a total capital ratio of 10.5%. The capital conservation buffer requirement was phased in beginning January 1, 2016, at 0.625% of risk-weighted assets and increases each year until fully implemented at 2.5% on January 1, 2019. An institution will be subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations will establish a maximum percentage of eligible retained income that can be utilized for such actions.

The application of more stringent capital requirements, among other things, could result in lower returns on equity, require the raising of additional capital, and result in regulatory actions if we were to be unable to comply with such requirements. Furthermore, the imposition of liquidity requirements in connection with Basel III could result in our having to lengthen the term of our funding, restructure our business models, and/or increase our holdings of liquid assets. Implementation of changes to asset risk weightings for risk-based capital calculations, items included or deducted in calculating regulatory capital and/or additional capital conservation buffers could result in management modifying its business strategy, and could limit our ability to make distributions, including paying out dividends or buying back shares. Northfield Bancorp Inc.’s ability to pay dividends will be limited if it does not have the capital conservation buffer required by the new capital rules, which may limit our ability to pay dividends to stockholders. See “Item 1. Business - Supervision and Regulation.”

We may be adversely affected by recent changes in U.S. tax laws.

Changes in tax laws contained in the Tax Act, which was enacted in December 2017, include a number of provisions that could have an impact on the banking industry, borrowers and the market for residential real estate. Changes include (i) a lower limit on the deductibility of mortgage interest, (ii) the elimination of interest deductions for home equity loans, home equity lines of credit or second mortgages depending on the how the loans are used, (iii) a limitation on the deductibility of business interest expense and (iv) a limitation on the deductibility of property taxes and state and local income taxes.

The recent changes in the tax laws may have an adverse effect on the market for, and valuation of, residential properties, and on the demand for such loans in the future, and could make it harder for borrowers to make their loan payments. In addition, these recent changes may also have a disproportionate effect on taxpayers in states with high residential home prices and high state and local taxes, such as New York and New Jersey. If home ownership becomes less attractive, demand for mortgage loans could decrease. The value of the properties securing loans in our loan portfolio may be adversely impacted as a result of the changing economics of home ownership, which could require an increase in our provision for loan losses, which would reduce our profitability and could materially adversely affect our business, financial condition and results of operations.

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

The Company operates from the Bank’s home office in Staten Island, New York, our corporate offices located at 581 Main Street, Woodbridge, New Jersey, and our additional 38 branch offices located in New York and New Jersey, and its lending office located in Brooklyn, New York. Our branch offices are located in the New York counties of Richmond, and Kings and the New Jersey counties of Hunterdon, Mercer, Middlesex, and Union. The net book value of our premises, land, and equipment was $25.7 million at December 31, 2017.

ITEM 3.	LEGAL PROCEEDINGS

In the normal course of business, we may be party to various outstanding legal proceedings and claims. In the opinion of management, the consolidated financial statements are not likely to be materially affected by the outcome of such legal proceedings and claims as of December 31, 2017.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Our shares of common stock are traded on the NASDAQ Global Select Market under the symbol “NFBK.”  The approximate number of holders of record of Northfield Bancorp, Inc.’s common stock as of February 20, 2018, was 4,303. Certain shares of Northfield Bancorp, Inc. are held in “nominee” or “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number. The following table presents quarterly market and dividend information for Northfield Bancorp, Inc. common stock for the years ended December 31, 2017 and 2016. The following market information was provided by the NASDAQ Global Stock Market:

	High	Low	Dividends
Quarter ended December 31, 2017	$18.39	$15.96	$0.10
Quarter ended September 30, 2017	$17.56	$15.36	$0.08
Quarter ended June 30, 2017	$19.08	$16.41	$0.08
Quarter ended March 31, 2017	$20.36	$17.32	$0.08
Quarter ended December 31, 2016	$20.59	$14.88	$0.08
Quarter ended September 30, 2016	$16.28	$14.38	$0.08
Quarter ended June 30, 2016	$16.58	$14.31	$0.08
Quarter ended March 31, 2016	$16.68	$14.43	$0.07

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

Stock Performance Graph

Set forth below is a stock performance graph comparing (a) the cumulative total return on the Northfield Bancorp, Inc.’s common stock for the period December 31, 2012, through December 31, 2017, (b) the cumulative total return of the stocks included in the NASDAQ Composite Index over such period, (c) the cumulative total return on stocks included in the NASDAQ Bank Index over such period, and, (d) the cumulative total return on stocks included in the SNL U.S. Thrift Index over such period. Cumulative return assumes the reinvestment of dividends, and is expressed in dollars based on an assumed investment of $100.

	As of
Index	12/31/2012	12/31/2013	12/31/2014	12/31/2015	12/31/2016	12/31/2017
Northfield Bancorp, Inc.(1)	100.00	126.59	144.79	158.70	203.05	177.13
NASDAQ Composite Index(1)	100.00	140.12	160.78	171.97	187.22	242.71
NASDAQ Bank Index(2)	100.00	141.31	148.11	161.09	221.04	232.84
SNL U.S. Thrift Index(1)	100.00	128.33	138.02	155.20	190.11	188.72
(1) Source: S&P Global Market Intelligence, a division of S&P Global Inc.
(2) Source: Bloomberg Inc.

Issuer Purchases of Equity Securities

The Company did not repurchase any of its common stock during the year ended December 31, 2017. The previously adopted repurchase program permitted $185.0 million shares to be repurchased in open market or private transactions, through block trades, and pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities and Exchange Commission. There were no shares remaining to be purchased at December 31, 2017, or 2016.

ITEM 6.	SELECTED FINANCIAL DATA

The summary information presented below at the dates or for each of the years presented is derived in part from our consolidated financial statements.  The following information is only a summary, and should be read in conjunction with our consolidated financial statements and notes included in this Annual Report:

	At December 31,
	2017	2016	2015	2014	2013
	(Dollars in thousands, except share data)
Selected Financial Condition Data:
Total assets	$3,991,417	$3,850,094	$3,202,584	$3,020,869	$2,702,764
Cash and cash equivalents	57,839	96,085	51,853	76,709	61,239
Trading securities	9,597	7,857	6,713	6,422	5,998
Securities available-for-sale, at estimated market value	515,121	498,897	541,595	771,239	937,085
Securities held-to-maturity	9,931	10,148	10,346	3,609	—
Loans held-for-sale - non-performing	—	—	—	—	471
Loans held-for-investment:
PCI loans	22,741	30,498	33,115	44,816	59,468
Loans acquired	692,803	793,240	409,015	265,685	77,817
Originated loans, net	2,425,275	2,144,346	1,931,585	1,632,494	1,352,191
Loans held-for-investment, net	3,140,819	2,968,084	2,373,715	1,942,995	1,489,476
Allowance for loan losses	(26,160)	(24,595)	(24,770)	(26,292)	(26,037)
Net loans held-for-investment	3,114,659	2,943,489	2,348,945	1,916,703	1,463,439
Bank owned life insurance	150,604	148,047	132,782	129,015	125,113
FHLB of New York stock, at cost	25,046	25,123	25,803	29,219	17,516
Other real estate owned	850	850	45	752	634
Deposits	2,836,979	2,713,587	2,052,929	1,620,665	1,492,689
Borrowed funds	471,549	473,206	558,129	778,658	470,325
Total liabilities	3,352,540	3,228,898	2,642,805	2,426,941	1,986,656
Total stockholders’ equity	$638,877	$621,196	$559,779	$593,928	$716,108

	Years Ended December 31,
	2017	2016	2015	2014	2013
	(Dollars in thousands)
Selected Operating Data:
Interest income	$132,869	$124,972	$101,758	$91,701	$92,470
Interest expense	23,976	21,668	19,688	15,352	16,948
Net interest income before provision for loan losses	108,893	103,304	82,070	76,349	75,522
Provision for loan losses	1,411	635	353	645	1,927
Net interest income after provision for loan losses	107,482	102,669	81,717	75,704	73,595
Non-interest income	11,642	10,072	7,898	8,460	10,161
Non-interest expense	67,378	72,946	58,109	52,042	53,873
Income before income taxes	51,746	39,795	31,506	32,122	29,883
Income tax expense	26,978	13,665	11,975	11,856	10,736
Net income	$24,768	$26,130	$19,531	$20,266	$19,147
Net income per common share - basic	$0.55	$0.59	$0.46	$0.41	$0.35
Net income per common share - diluted	$0.53	$0.57	$0.45	$0.41	$0.34
Weighted average basic shares outstanding	45,325,445	44,374,389	42,285,712	49,006,129	54,637,680
Weighted average diluted shares outstanding	46,875,730	45,717,887	43,478,481	50,032,259	55,560,309

Note: Weighted average basic and diluted shares have been restated to reflect the completion of our second-step conversion on January 24, 2013, at an exchange ratio of 1.4029-to-one.

	At or For the Years Ended December 31,
	2017	2016	2015	2014	2013
Selected Financial Ratios and Other Data:
Performance Ratios:
Return on assets (ratio of net income to average total assets)(1) (2) (3) (4)	0.63%	0.70%	0.63%	0.73%	0.70%
Return on equity (ratio of net income to average equity)(1) (2) (3) (4)	3.88	4.26	3.41	3.07	2.70
Interest rate spread(5)	2.79	2.80	2.63	2.74	2.68
Net interest margin(6)	2.99	2.98	2.83	2.97	2.97
Dividend payout ratio(7)	63.17	53.86	62.38	63.57	140.28
Efficiency ratio(8) (9)	55.90	64.34	64.59	61.36	62.87
Non-interest expense to average total assets	1.72	1.95	1.86	1.88	1.97
Average interest-earning assets to average interest-bearing liabilities	128.71	128.68	129.12	139.12	142.73
Average equity to average total assets	16.31	16.44	18.32	23.75	25.90
Asset Quality Ratios:
Non-performing assets to total assets	0.16	0.21	0.28	0.51	0.68
Non-performing loans(10) to total loans(11)	0.18	0.25	0.37	0.75	1.19
Allowance for loan losses to non-performing loans held-for-investment(12)	472.63	333.23	280.78	180.29	150.23
Allowance for loan losses to total loans held-for-investment, net(13)	0.83	0.83	1.04	1.35	1.75
Allowance for loan losses to originated loans held-for-investment, net(14)	1.04	1.10	1.24	1.58	1.88
Capital Ratios(15):
Common equity Tier 1 capital (to risk-weighted assets)	16.70	17.75	20.19	NA	NA
Total capital (to risk-weighted assets)	17.49	18.56	21.21	22.95	28.94
Tier 1 capital (to risk-weighted assets)	16.70	17.75	20.19	21.77	27.69
Tier 1 capital (to adjusted assets)	14.15	14.55	15.72	16.46	19.88
Other Data:
Number of full service offices	39	38	30	30	30
Full time equivalent employees	338	348	290	302	306

(1)
The year ended December 31, 2017 includes: (i) an estimated tax charge of $10.5 million as a result of the recently enacted Tax Act; (ii) a $2.3 million reduction in income tax expense from the adoption of ASU 2016-09 related to excess tax benefits from the exercise or vesting of equity awards which were previously recorded through equity as an adjustment to additional paid in capital; and (iii) $1.5 million of tax-exempt income from bank owned life insurance proceeds in excess of the cash surrender value of the policies.

(2)	The year ended December 31, 2016, includes merger-related charges of $2.4 million, net of tax, associated with the acquisition of Hopewell Valley.
(3)
The year ended December 31, 2015, includes merger-related charges of $574,000, net of tax, associated with the acquisition of Hopewell Valley and a $795,000 charge related to the write-down of deferred tax assets resulting from New York City tax reforms.

(4)
The year ended December 31, 2014, includes a gain of $560,000, net of tax, related to the settlement of the former Flatbush Federal Savings & Loan Association pension plan and a charge of $570,000 related to the write-down of deferred tax assets resulting from New York State tax reforms.

(5)	The interest rate spread represents the difference between the weighted-average yield on interest earning assets and the weighted-average costs of interest-bearing liabilities.
(6)	The net interest margin represents net interest income as a percent of average interest-earning assets for the period.
(7)	Dividend payout ratio is calculated as total dividends declared for the year divided by net income for the year. 2013 includes a special dividend of $0.25 per share.
(8)	The efficiency ratio represents non-interest expense divided by the sum of net interest income and non-interest income.
(9)
The year ended December 31, 2017, includes $1.5 million of tax-exempt income from bank owned life insurance proceeds in excess of the cash surrender value of the policies. The year ended December 31, 2016, includes merger-related pre-tax charges of $4.0 million associated with the acquisition of Hopewell Valley. The year ended December 31, 2015, includes merger-related pre-tax charges of $672,000 associated with the acquisition of Hopewell Valley. The year ended December 31, 2014, includes a pre-tax gain of $937,000, related to the settlement of the former Flatbush Federal Savings & Loan Association pension plan.

(10)
Non-performing loans consist of non-accruing loans and loans 90 days or more past due and still accruing (excluding PCI loans), and are included in total loans held-for-investment, net, and non-performing loans held-for-sale.

(11)	Includes originated loans held-for-investment, PCI loans, acquired loans and non-performing loans held-for-sale.
(12)	Excludes non-performing loans held-for-sale, carried at lower of cost or estimated fair value, less costs to sell.
(13)	Includes PCI and acquired loans held-for-investment.
(14)	Excludes PCI loans, acquired loans held-for-investment and loans held-for-sale (and related allowance for loan losses).
(15)	Capital ratios are presented for Northfield Bank only.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Consolidated Financial Statements of Northfield Bancorp, Inc. and the Notes thereto included elsewhere in this report (collectively, the “Financial Statements”).

Overview

Net income was $24.8 million, or $0.53 per diluted common share, and $26.1 million, or $0.57 per diluted common share, for the years ended December 31, 2017 and 2016, respectively. Net income for the year ended December 31, 2017, includes an estimated tax charge of $10.5 million, or $0.23 per diluted share, related to the enactment of the Tax Cuts and Jobs Act (the “Tax Act”) on December 22, 2017, which among other things, reduces the federal corporate income tax rate from 35% to 21%, effective January 1, 2018. As a result of the lower corporate tax rate, the Company recorded an adjustment of $10.5 million to reduce its net deferred tax assets, with a corresponding charge to income tax expense. Net income for the year ended December 31, 2017, also included a reduction in income tax expense of $2.3 million, or $0.05 per diluted share, related to the adoption of Accounting Standards Update No. 2016-09, Compensation - Stock Compensation (Topic 718) (“ASU 2016-09”), and $1.5 million, or $0.03 per diluted share, of tax-exempt income from bank owned life insurance proceeds in excess of the cash surrender value of the policies. Net income for the year ended December 31, 2016, included merger-related expenses of $4.0 million ($2.4 million, after tax) associated with our acquisition of Hopewell Valley Community Bank (“Hopewell Valley”).

Our assets increased by $141.3 million, or 3.7%, to $3.99 billion at December 31, 2017, from $3.85 billion at December 31, 2016. The increase was primarily attributable to increases in loans held-for-investment, net, of $172.7 million and securities available-for-sale of $16.2 million, partially offset by decreases in cash and cash equivalents of $38.2 million and other assets of $11.7 million. The increase in assets was funded by a $123.4 million increase in deposits to $2.84 billion at December 31, 2017 from $2.71 billion at December 31, 2016.

Our stockholders’ equity increased by $17.7 million, or 2.8%, to $638.9 million at December 31, 2017, from $621.2 million at December 31, 2016. This increase was primarily attributable to net income of $24.8 million for year ended December 31, 2017, and an $8.8 million increase related to equity award activity, partially offset by dividend payments of $15.6 million.

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

Allowance for Loan Losses. The allowance for loan losses is the estimated amount considered necessary to cover probable and reasonably estimable incurred losses inherent in the loan portfolio at the balance sheet date.  The allowance is established through the provision for loan losses that is charged against income. In determining the allowance for loan losses, we make significant estimates and judgments. The determination of the allowance for loan losses is considered a critical accounting policy by management because of the high degree of judgment involved, the subjectivity of the assumptions used, and the potential for changes in the economic environment that could result in changes to the amount of the recorded allowance for loan losses.

The allowance for loan losses has been determined in accordance with U.S. GAAP. We are responsible for the timely and periodic determination of the amount of the allowance required. We believe that our allowance for loan losses is adequate to cover identifiable losses, as well as estimated losses inherent in our portfolio for which certain losses are probable but not specifically identifiable.

Management performs a formal quarterly evaluation of the adequacy of the allowance for loan losses. This quarterly process is performed by the accounting department, in conjunction with the credit administration department, and approved by the Director of Financial Reporting. The Chief Financial Officer performs a final review of the calculation. All supporting documentation with regard to the evaluation process is maintained by the accounting department. Each quarter a summary of the allowance for loan losses is presented by the Chief Financial Officer to the audit committee of the board of directors.

The analysis of the allowance for loan losses has a component for impaired loans held-for-investment and PCI loans, and a component for general loan losses. Prior to December 31, 2016, we maintained an amount identified as the unallocated component within the allowance for loan losses related to indicators of loan losses not fully captured in other components of the allowance for loan losses methodology, as well as the inherent imprecision of the loss estimation process. During the fourth quarter of 2016, the Company enhanced the allowance for loan losses qualitative framework to more fully capture the risks related to certain loan loss factors. These enhancements are meant to increase the level of precision in the allowance for loan losses. As a result, the Company no longer has an unallocated reserve in its allowance for loan losses, as the risks and uncertainties meant to be captured by the unallocated allowance have been included in the qualitative framework for the respective loan portfolios.

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

The second component of the allowance for loan losses is the general loss allocation. This assessment excludes impaired, trouble-debt restructured, and PCI loans, with the remaining loans being placed into groups with similar risk characteristics, primarily loan type, loan-to-value (if collateral dependent) and internal credit risk rating. We apply an estimated loss rate to each loan group. The loss rates applied are based on our net loss experience (using appropriate look-back and loss emergence periods) as adjusted, if appropriate, for our qualitative assessment of factors which may not be fully captured in our historical quantitative net loss rates applied to:

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

Goodwill and Other Intangibles. We record all assets and liabilities in acquisitions, including goodwill and other intangible assets, at fair value as of the acquisition date, and expense all acquisition related costs as incurred. Goodwill, totaling $38.4 million at December 31, 2017, is not amortized but is subject to annual tests for impairment or more often if events or circumstances indicate it may be impaired. Other intangible assets, such as core deposit intangibles, are amortized over their estimated useful lives and are subject to impairment tests if events or circumstances indicate a possible inability to realize the carrying amount. Such evaluation of other intangible assets is based on undiscounted cash flow projections. The initial recording of goodwill and other intangible assets requires subjective judgments concerning estimates of the fair value of the acquired assets and assumed liabilities.

The goodwill impairment analysis is generally a two-step test. However, under current accounting guidance, we may first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. We are not required to calculate the fair value of our reporting unit if, based on a qualitative assessment, we determine that it was more likely than not that the unit’s fair value was not less than its carrying amount. During 2017, we elected to perform step one of the two-step goodwill impairment test for our reporting unit. The first step compares the fair value of the reporting unit with its carrying amount, including goodwill. If the fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired; however, if the carrying amount of the reporting unit exceeds its fair value, an additional step must be performed. At December 31, 2017, the Company's fair value of the reporting unit exceeded its carrying amount, therefore, no additional step was performed. That additional step compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. The implied fair value of goodwill is determined in a manner similar to the amount of goodwill calculated in a business combination, i.e., by measuring the excess of the estimated fair value of the reporting unit, as determined in the first step above, over the aggregate estimated fair values of the individual assets, liabilities, and identifiable intangibles, as if the reporting unit was being acquired in a business combination at the impairment test date. An impairment loss is recorded to the extent that the carrying amount of goodwill exceeds its implied fair value. The loss establishes a new basis in the goodwill and subsequent reversal of goodwill impairment losses are not permitted.

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

Management is responsible for determining the estimated fair value of the securities in our portfolio. In determining estimated fair values, each quarter management utilizes the services of an independent third-party service, recognized as a specialist in pricing securities. The independent pricing service utilizes market prices of same or similar securities whenever such prices are available. Prices involving distressed sellers are not utilized in determining fair value, if identifiable. Where necessary, the independent third-party pricing service estimates fair value using models employing techniques such as discounted cash flow analyses. The assumptions used in these models typically include assumptions for interest rates, credit losses, and prepayments, utilizing observable market data, where available. Where the market price of the same or similar securities is not available, the valuation becomes more subjective and involves a high degree of judgment. In addition, we compare securities prices to a second independent pricing service that is utilized as part of our asset liability risk management process and analyze significant anomalies in pricing including significant fluctuations, or lack thereof, in relation to other securities. At December 31, 2017, and for each quarter end in 2017, all securities were priced by an independent third-party pricing service, and management made no adjustment to the prices received.

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

Comparison of Financial Condition at December 31, 2017 and 2016

Total assets increased $141.3 million, or 3.7%, to $3.99 billion at December 31, 2017, from $3.85 billion at December 31, 2016. The increase was primarily attributable to an increase in loans held-for-investment, net, of $172.7 million, and an increase in our securities-available-for-sale portfolio of $16.2 million, partially offset by decreases in cash and cash equivalents of $38.2 million and other assets of $11.7 million.

Total loans held-for-investment, net, increased $172.7 million to $3.14 billion at December 31, 2017, as compared to $2.97 billion at December 31, 2016. The increase was primarily attributable to originated loan growth, partially offset by decreases in acquired loans and PCI loans.

Originated loans held-for-investment, net, totaled $2.43 billion at December 31, 2017, as compared to $2.14 billion at December 31, 2016. The increase was primarily due to an increase in multifamily real estate loans of $229.4 million, or 15.2%, to $1.74 billion at December 31, 2017, from $1.51 billion at December 31, 2016, and to a lesser extent, increases of $32.6 million, or 7.9%, in commercial real estate loans, and $20.5 million, or 145.6%, in construction and land loans.

The following tables detail our multifamily real estate originations for the years ended December 31, 2017 and 2016 (dollars in thousands):

Year ended December 31, 2017
Multifamily Originations	Weighted Average Interest Rate	Weighted Average Loan-to-Value Ratio	(F)ixed or (V)ariable	Weighted Average Months to Next Rate Change or Maturity for Fixed Rate Loans	Amortization Term
$352,031	3.64%	61%	80	V	15-30 Years
750	5.07%	48%	1	V	25 Years
16,640	3.95%	44%	180	F	15 Years
$369,421	3.65%	60%

Year ended December 31, 2016
Multifamily Originations	Weighted Average Interest Rate	Weighted Average Loan-to-Value Ratio	(F)ixed or (V)ariable	Weighted Average Months to Next Rate Change or Maturity for Fixed Rate Loans	Amortization Term
$312,716	3.41%	62%	V	80	30 Years
11,821	3.76%	40%	F	140	7 - 20 Years
$324,537	3.42%	62%

Acquired loans decreased by $100.4 million to $692.8 million at December 31, 2017, from $793.2 million at December 31, 2016, primarily due to paydowns, partially offset by purchases of one-to-four family residential mortgage and multifamily real estate loan pools totaling $63.6 million during the year ended December 31, 2017.

The following table provides the details of the loans purchased during the year ended December 31, 2017 (dollars in thousands):

Principal Amounts Purchased	Loan Type	Weighted Average Interest Rate(1)	Weighted Average Loan-to-Value Ratio(2)	Weighted Average Months to Next Rate Change or Maturity for Fixed Rate Loans(2)	(F)ixed or (V)ariable	Amortization Term
$29,286	Residential	2.89%	57%	1	V	30 Years
4,812	Residential	3.46%	62%	286	F	15-30 Years
18,774	Multifamily	3.35%	55%	53	V	30 Years
3,399	Multifamily	3.40%	58%	46	F	30 Years
7,280	Multifamily	3.35%	51%	58	V	30 Years
$63,551		3.15%	56%
(1) Net of servicing fee retained by the originating bank
(2) At time of purchase

The geographic locations of the properties securing the above loans are as follows: 55.3% in New York, 15.9% in New Jersey, 9.2% in California, and 19.6% in other states.
The following table provides the details of the loans purchased during the year ended December 31, 2016 (dollars in thousands):

Principal Amounts Purchased	Loan Type	Weighted Average Interest Rate(1)	Weighted Average Loan-to-Value Ratio(2)	Weighted Average Months to Next Rate Change or Maturity for Fixed Rate Loans(2)	(F)ixed or (V)ariable	Amortization Term
$82,242	Multifamily	2.93%	49%	33	V	30 Years
43,562	Multifamily	2.91%	52%	42	V	30 Years
27,415	Multifamily	3.98%	30%	120	F	30 Years
4,883	Residential	3.35%	65%	76	V	30 Years
7,760	Commercial Real Estate	2.85%	66%	30	V	30 Years
$165,862		3.11%	45%
(1) Net of servicing fee retained by the originating bank
(2) At time of purchase

The properties securing the above loans are primarily located in New York.
PCI loans totaled $22.7 million at December 31, 2017, as compared to $30.5 million at December 31, 2016. The majority of the PCI loan balance consists of loans acquired as part of a FDIC-assisted transaction. The Company accreted interest income attributable to PCI loans of $5.5 million, $5.2 million, and $4.5 million for the years ended December 31, 2017, 2016, and 2015, respectively.

Cash and cash equivalents decreased by $38.2 million, or 39.8%, to $57.8 million at December 31, 2017, from $96.1 million at December 31, 2016. Balances fluctuate based on the timing of receipt of security and loan repayments and the redeployment of cash into higher-yielding assets such as loans and securities, or the funding of deposit or borrowing obligations.

The securities available-for-sale portfolio totaled $515.1 million at December 31, 2017, compared to $498.9 million at December 31, 2016. At December 31, 2017, $445.2 million of the portfolio consisted of residential mortgage-backed securities issued or guaranteed by Fannie Mae, Freddie Mac, or Ginnie Mae. In addition, the Company held $68.1 million in corporate bonds, all of which were considered investment grade, and other securities of $1.8 million (including $323,000 of equity investments in money market mutual funds). The effective duration of the securities portfolio at December 31, 2017 was 3.3 years.
Bank owned life insurance increased $2.6 million, or 1.7%, to $150.6 million at December 31, 2017, from $148.0 million at December 31, 2016. The increase resulted from income earned on bank owned life insurance for the year ended December 31, 2017, partially offset by the surrender of policies.

Other assets decreased by $11.7 million, or 26.2%, to $32.9 million at December 31, 2017, from $44.6 million at December 31, 2016. The decrease in other assets was primarily attributable to a decrease in net deferred tax assets, resulting from the re-measurement of the Company's net deferred tax assets as a result of the recently enacted Tax Act.

Total liabilities increased $123.6 million, or 3.8%, to $3.35 billion at December 31, 2017, from $3.23 billion at December 31, 2016. The increase was primarily attributable to increases in deposits of $123.4 million and other borrowings of $4.3 million, partially offset by a decrease in securities sold under agreements to repurchase of $6.0 million.

Deposits increased $123.4 million, or 4.5%, to $2.84 billion at December 31, 2017, from $2.71 billion at December 31, 2016. The increase was attributable to increases of $202.9 million in certificate of deposit accounts ($51.8 million of which were brokered deposits), and $14.5 million in transaction accounts, partially offset by decreases of $76.1 million in savings accounts and $17.8 million in money market accounts.

Borrowings, consisting primarily of FHLB advances and repurchase agreements, decreased by $1.7 million, or 0.4%, to $471.5 million at December 31, 2017, from $473.2 million at December 31, 2016. Management utilizes borrowings to mitigate interest rate risk, for short-term liquidity to fund loan growth, and to a lesser extent as part of leverage strategies. The growth in deposits enabled the Company to reduce its borrowings in 2017.

Total stockholders’ equity increased by $17.7 million to $638.9 million at December 31, 2017, from $621.2 million at December 31, 2016. This increase was primarily attributable to net income of $24.8 million for year ended December 31, 2017, and an $8.8 million increase related to equity award activity, partially offset by dividend payments of $15.6 million.

Comparison of Operating Results for the Years Ended December 31, 2017 and 2016

Net Income. Net income was $24.8 million and $26.1 million for the years ended December 31, 2017 and 2016, respectively. Significant variances from the prior year are as follows: a $5.6 million increase in net interest income, a $776,000 increase in the provision for loan losses, a $1.6 million increase in non-interest income, a $5.6 million decrease in non-interest expense, and a $13.3 million increase in income tax expense. Net income for the year ended December 31, 2017 includes an estimated tax charge of $10.5 million related to the recently enacted Tax Act, a $2.3 million reduction in income tax expense as a result of the adoption of ASU 2016-09 related to the accounting of stock compensation, and $1.5 million of tax-exempt income from bank owned life insurance proceeds in excess of the cash surrender value of the policies. Net income for the year ended December 31, 2016 included merger-related expenses of $4.0 million ($2.4 million, after tax) associated with the acquisition of Hopewell Valley.

Interest Income. Interest income increased by $7.9 million, or 6.3%, to $132.9 million for the year ended December 31, 2017, as compared to $125.0 million for the year ended December 31, 2016, due to an increase in the average balance of interest-earning assets of $182.5 million, or 5.3%, and a three basis point increase in the yields earned to 3.64% from 3.61% for the prior year. The increase in the average balance of interest-earning assets was primarily attributable to increases in average loans of $271.1 million and other securities of $11.9 million, partially offset by decreases in average mortgage-backed securities of $91.2 million and interest-earning deposits in financial institutions of $10.0 million. The Company accreted interest income related to its PCI loans of $5.5 million for the year ended December 31, 2017, as compared to $5.2 million for the year ended December 31, 2016. Interest income for the year ended December 31, 2017, included loan prepayment income of $1.4 million, compared to $1.9 million for the year ended December 31, 2016.

Interest Expense. Interest expense increased $2.3 million, or 10.7%, to $24.0 million for the year ended December 31, 2017, from $21.7 million for the year ended December 31, 2016.  The increase was due primarily to an increase of $2.1 million in interest expense on deposits. The increase in interest expense on deposits was attributable to an increase in the average balance of interest-bearing deposits of $138.7 million, or 6.3%, to $2.34 billion for the year ended December 31, 2017, from $2.20 billion for the year ended December 31, 2016, and a five basis point increase in the cost of interest-bearing deposits to 0.70% from 0.65%.

Net Interest Income. Net interest income for the year ended December 31, 2017, increased $5.6 million, or 5.4%, to $108.9 million, from $103.3 million for the prior year, primarily due to a $182.5 million, or 5.3%, increase in our average interest-earning assets and a one basis point increase in our net interest margin to 2.99%. Yields earned on interest-earning assets increased three basis points to 3.64% for the year ended December 31, 2017, from 3.61% for the year ended December 31, 2016. The cost of interest-bearing liabilities increased five basis points to 0.85% for the year ended December 31, 2017, as compared to 0.80% for the prior year.

Provision for Loan Losses. The provision for loan losses increased $776,000 to $1.4 million for the year ended December 31, 2017, from $635,000 for the year ended December 31, 2016, primarily due to growth in the loan portfolio, partially offset by declines in non-performing loans, and net recoveries during the year ended December 31, 2017. Net recoveries were $154,000 for the year ended December 31, 2017, compared to net charge-offs of $810,000 for the year ended December 31, 2016.

Non-interest Income. Non-interest income increased $1.6 million, or 15.6%, to $11.6 million for the year ended December 31, 2017, from $10.1 million for the year ended December 31, 2016, primarily due to an increase of $1.5 million in income on bank owned life insurance, attributable to insurance proceeds in excess of the related cash surrender value of the policies, and an increase of $470,000 in gains on securities transactions, net. Partially offsetting these increases was a decrease in fees and service charges for customer services of $232,000. Securities gains, net, in 2017, included gains of $1.1 million related to the Company’s trading portfolio, compared to gains of $507,000 in the comparative prior year. The trading portfolio is utilized to fund the Company’s deferred compensation obligation to certain employees and directors of the Company's deferred compensation plan (the Plan). The participants of this Plan, at their election, defer a portion of their compensation. Gains and losses on trading securities have no effect on net income since participants benefit from, and bear the full risk of, changes in the trading securities market values. Therefore, the Company records an equal and offsetting amount in compensation expense, reflecting the change in the Company’s obligations under the Plan.

Non-interest Expense. Non-interest expense decreased $5.6 million, or 7.6%, to $67.4 million for the year ended December 31, 2017, from $72.9 million for the year ended December 31, 2016. The decrease was primarily due to a $4.0 million reduction in merger-related expenses which were associated with the Hopewell Valley acquisition reflected in 2016. Compensation and employee benefits expense decreased $1.5 million, due primarily to a reduction in severance, retention, and change-in-control compensation associated with the Hopewell Valley acquisition in the prior year, partially offset by annual merit-related salary increases and an increase in expenses related to the Company’s deferred compensation plan, which is described above, and which has no effect on net income. Data processing fees decreased $1.5 million, primarily due to non-recurring conversion costs and contract termination costs associated with the Hopewell Valley acquisition incurred in the prior year. Professional fees decreased $687,000 primarily due to non-recurring merger-related professional fees associated with the Hopewell Valley acquisition incurred in the prior year. FDIC insurance expense decreased by $430,000 due to a reduction in the FDIC's assessment rates for depository institutions with less than $10.0 billion in assets, which became effective in the quarter ended September 30, 2016. Other expense decreased by $1.0 million, primarily due to lower directors' equity award expense, related to the retirement of three directors.

Income Tax Expense. The Company recorded income tax expense of $27.0 million for the year ended December 31, 2017, compared to $13.7 million for the year ended December 31, 2016. The effective tax rate for the year ended December 31, 2017, was 52.1%, compared to 34.3% for the year ended December 31, 2016. The effective tax rate for the year ended December 31, 2017 was affected by: (i) an estimated tax charge of $10.5 million resulting from the re-measurement of our net deferred tax assets related to the recently enacted Tax Act; (ii) the adoption of ASU 2016-09 related to stock compensation, which resulted in a $2.3 million reduction in income tax expense from the exercise or vesting of equity awards. Previously these tax benefits were recorded through equity as an adjustment to additional paid in capital; and (iii) $1.5 million of tax-exempt income from bank owned life insurance proceeds in excess of the cash surrender value of the policies. The effective tax rate for the year ended December 31, 2016, was affected by $211,000 of non-deductible merger related expenses. The Company has approximately 1.3 million options outstanding from its 2009 grants which expire on January 30, 2019, at a weighted average price of $7.09 per share and a weighted average grant date fair value of $2.30 per share. To the extent options are exercised during 2018, this will result in additional tax benefits which will have a positive effect on our effective tax rate.

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

Net Interest Income. Net interest income for the year ended December 31, 2016, increased $21.2 million, or 25.9%, to $103.3 million, from $82.1 million for the prior year, primarily due to a $561.0 million, or 19.3%, increase in our average interest-earning assets and a 15 basis point increase in our net interest margin to 2.98%. Yields earned on interest-earning assets increased 10 basis points to 3.61% for the year ended December 31, 2016, from 3.51% for the year ended December 31, 2015. The cost of interest-bearing liabilities decreased eight basis points to 0.80%for the year ended December 31, 2016, as compared to 0.88% for the prior year.

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

Income Tax Expense. The Company recorded income tax expense of $13.7 million for the year ended December 31, 2016, compared to $12.0 million for the year ended December 31, 2015. The effective tax rate for the year ended December 31, 2016, was 34.3% compared to 38.0%for the year ended December 31, 2015. Income tax expense for the year ended December 31, 2016, included $211,000 in non-deductible merger related expenses. Income tax expense for the year ended December 31, 2015, included a deferred tax asset write-down of $795,000 related to New York City tax reforms enacted in April 2015 and $574,000 in non-deductible merger related expenses.

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

	For the Years Ended December 31,
	2017			2016			2015
	Average Outstanding Balance	Interest	Average Yield/ Rate	Average Outstanding Balance	Interest	Average Yield/ Rate	Average Outstanding Balance	Interest	Average Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Loans (1)	$3,052,410	$120,340	3.94%	$2,781,336	$111,776	4.02%	$2,149,011	$87,179	4.06%
Mortgage-backed securities (2)	434,166	9,174	2.11%	525,355	10,832	2.06%	620,653	12,982	2.09%
Other securities(2)	69,163	1,310	1.89%	57,240	908	1.59%	42,017	328	0.78%
FHLB of New York stock	26,155	1,461	5.59%	25,405	1,171	4.61%	25,484	1,149	4.51%
Interest-earning deposits	64,868	584	0.90%	74,892	285	0.38%	66,017	120	0.18%
Total interest-earning assets	3,646,762	132,869	3.64%	3,464,228	124,972	3.61%	2,903,182	101,758	3.51%
Non-interest-earning assets	270,161			268,154			219,566
Total assets	$3,916,923			$3,732,382			$3,122,748

Interest-bearing liabilities:
Savings, NOW, and money market accounts	$1,713,863	$8,233	0.48%	$1,619,250	$7,758	0.48%	$1,140,508	$4,957	0.43%
Certificates of deposit	625,067	8,153	1.30%	580,973	6,529	1.12%	512,977	5,466	1.07%
Total interest-bearing deposits	2,338,930	16,386	0.70%	2,200,223	14,287	0.65%	1,653,485	10,423	0.63%
Borrowings	494,361	7,590	1.54%	491,802	7,381	1.50%	594,926	9,265	1.56%
Total interest-bearing liabilities	2,833,291	23,976	0.85%	2,692,025	21,668	0.80%	2,248,411	19,688	0.88%
Non-interest-bearing deposits	385,891			372,946			262,318
Accrued expenses and other liabilities	59,034			53,808			39,936
Total liabilities	3,278,216			3,118,779			2,550,665
Stockholders’ equity	638,707			613,603			572,083
Total liabilities and stockholders’ equity	$3,916,923			$3,732,382			$3,122,748

Net interest income		$108,893			$103,304			$82,070
Net interest rate spread (3)			2.79%			2.81%			2.63%
Net interest-earning assets (4)	$813,471			$772,203			$654,771
Net interest margin (5)			2.99%			2.98%			2.83%
Average interest-earning assets to interest-bearing liabilities			128.71%			128.68%			129.12%

(1)	Includes non-accruing loans.
(2)	Securities available-for-sale are reported at amortized cost.
(3)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(4)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(5)	Net interest margin represents net interest income divided by average total interest-earning assets.

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

	Year Ended December 31,			Year Ended December 31,
	2017 vs. 2016			2016 vs. 2015
			Total			Total
	Increase (Decrease) Due to		Increase	Increase (Decrease) Due to		Increase
	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)
	(Dollars in thousands)
Interest-earning assets:
Loans	$10,637	$(2,073)	$8,564	$25,404	$(807)	$24,597
Mortgage-backed securities	(1,935)	277	(1,658)	(1,967)	(183)	(2,150)
Other securities	208	194	402	151	429	580
FHLB of New York stock	35	255	290	(4)	26	22
Interest-earning deposits	(32)	331	299	18	147	165
Total interest-earning assets	8,913	(1,016)	7,897	23,602	(388)	23,214
Interest-bearing liabilities:
Savings, NOW and money market accounts	454	21	475	2,252	549	2,801
Certificates of deposit	521	1,103	1,624	753	310	1,063
Total deposits	975	1,124	2,099	3,005	859	3,864
Borrowings	39	170	209	(1,558)	(326)	(1,884)
Total interest-bearing liabilities	1,014	1,294	2,308	1,447	533	1,980
Change in net interest income	$7,899	$(2,310)	$5,589	$22,155	$(921)	$21,234

Asset Quality

Purchased Credit-Impaired Loans

PCI loans are recorded at estimated fair value using discounted expected future cash flows deemed to be collectible on the date acquired. Based on its detailed review of PCI loans and experience in loan workouts, management believes it has a reasonable expectation about the amount and timing of future cash flows and accordingly has classified PCI loans ($22.7 million at December 31, 2017) as accruing, even though they may be contractually past due. At December 31, 2017, 10.8% of PCI loans were past due 30 to 89 days, and 17.1% were past due 90 days or more, as compared to 6.6% and 19.3%, respectively, at December 31, 2016.

Originated and Acquired Loan

The discussion that follows includes originated and acquired loans, both held-for-investment and held-for-sale.

General.  Maintaining loan quality historically has been, and will continue to be, a key element of our business strategy. We employ conservative underwriting standards for new loan originations and maintain sound credit administration practices while the loans are outstanding. In addition, substantially all of our loans are secured, predominantly by real estate. At December 31, 2017, our non-performing loans totaled $5.5 million, or 0.18%, of total loans held-for-investment. At the same time, net charge-offs have remained low at 0.03% of average loans outstanding for the year ended December 31, 2016, and 0.09% for the year ended December 31, 2015.  The Company had net recoveries for the year ended December 31, 2017.

Non-performing Assets and Delinquent Loans.  The following table details non-performing assets at December 31, 2017 and 2016 (in thousands):

	December 31,
	2017	2016
Non-accrual loans:
Held-for-investment	$5,257	$5,540
Non-accruing loans subject to restructuring agreements:
Held-for-investment	251	1,781
Total non-accruing loans	5,508	7,321
Loans 90 days or more past due and still accruing:
Held-for-investment	28	60
Total non-performing loans	5,536	7,381
Other real estate owned	850	850
Total non-performing assets	$6,386	$8,231
Loans subject to restructuring agreements and still accruing	$18,003	$20,628
Accruing loans 30 to 89 days delinquent	$12,044	$10,100

The following table details non-performing loans by loan type at December 31, 2017 and 2016 (in thousands):

	December 31,
	2017	2016
Real estate loans:
Commercial	$4,087	$5,513
One-to-four family residential	774	1,629
Multifamily	417	43
Home equity and lines of credit	156	127
Commercial and industrial	74	9
Total non-accrual loans:	5,508	7,321
Loans delinquent 90 days or more and still accruing:
Real estate loans:
One-to-four family residential	27	52
Home equity and lines of credit	—	8
Commercial and industrial	1	—
Total loans delinquent 90 days or more and still accruing	28	60
Total non-performing loans	$5,536	$7,381

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
 The following table sets forth the total amounts of delinquencies for accruing loans that were 30 to 89 days past due by type and by amount at the dates indicated (in thousands):

	December 31,
	2017	2016
Real estate loans:
Commercial	$4,347	$4,578
One-to-four family residential	4,162	3,621
Construction and land	6	—
Multifamily	3,298	1,440
Home equity and lines of credit	—	263
Commercial and industrial loans	202	148
Other loans	29	50
	$12,044	$10,100
The increase in delinquent loans was primarily attributable to one multifamily real estate loan with a balance of $1.5 million that was 31 days delinquent at December 31, 2017, and became current subsequent to year end.

Included in non-accruing loans are loans subject to restructuring agreements totaling $251,000 and $1.8 million at December 31, 2017, and December 31, 2016, respectively. At December 31, 2017, the one non-accruing TDR was not performing in accordance with its restructured terms and consisted of one one-to-four family residential loan which was over 90 days delinquent and collateralized by real estate with a recent appraised value of $629,000. At December 31, 2016, $1.4 million, or 76.4%, of the $1.8 million non-accruing TDRs were not performing in accordance with their restructured terms.

The Company also holds loans subject to restructuring agreements that are on accrual status, which totaled $18.0 million and $20.6 million at December 31, 2017, and December 31, 2016, respectively. At December 31, 2017, and December 31, 2016, all of the accruing TDR loans were performing in accordance with their restructured terms. Generally, the types of concessions that we make to troubled borrowers include both temporary and permanent reductions to interest rates, extensions of payment terms, and, to a lesser extent, forgiveness of principal and interest.

The table below sets forth the amounts and categories of the TDRs as of December 31, 2017, and December 31, 2016 (in thousands):

	At December 31,
	2017		2016
	Non-Accruing	Accruing	Non-Accruing	Accruing
Real estate loans:
Commercial	$—	$13,272	$1,000	$15,828
One-to-four family residential	251	3,135	783	2,835
Multifamily	—	1,440	—	1,527
Home equity and lines of credit	—	69	—	336
Commercial and industrial loans	—	87	—	102
	$251	$18,003	$1,783	$20,628

Allowance for loan losses.    The allowance for loan losses to non-performing loans increased from 333.23% at December 31, 2016 to 472.63% at December 31, 2017. This increase was primarily attributable to a decrease in non-performing loans of $1.8 million, from $7.4 million at December 31, 2016 to $5.5 million at December 31, 2017. The Company utilizes external appraisals for its impairment analysis. Generally, non-performing loans are charged down to the appraised value of collateral less costs to sell, which reduces the ratio of the allowance for loan losses to non-performing loans. Downward adjustments to appraisal values, primarily to reflect “quick sale” discounts, are generally recorded as specific reserves within the allowance for loan losses.

The allowance for loan losses to originated loans held-for-investment, net, decreased to 1.04% at December 31, 2017, from 1.10% at December 31, 2016. The decline in the loan coverage ratio from December 31, 2016 resulted from an overall improvement in asset quality and a decline in non-performing loans. Net recoveries (of previous loan charge-offs) were $154,000 for the year ended December 31, 2017, compared to net charge-offs of $810,000 for the year ended 2016. The provision for loan losses was $1.4 million and $635,000 for the years ended December 31, 2017 and 2016, respectively.

Specific reserves on impaired loans decreased $246,000, or 75.0%, from $328,000 at December 31, 2016, to $82,000 at December 31, 2017. The decrease was primarily due to fewer impaired loans at December 31, 2017. At December 31, 2017, the Company had 33 loans classified as impaired and recorded $82,000 of specific reserves on eight of the 33 impaired loans. At December 31, 2016, the Company had 36 loans classified as impaired and recorded $328,000 of specific reserves on 13 of the 36 impaired loans.

The following table sets forth activity in our allowance for loan losses, by loan type, at December 31, for the years indicated (in thousands):

	Real estate loans
	Commercial	One-to-four Family Residential	Construction and Land	Multifamily	Home Equity and Lines of Credit	Commercial and Industrial	Other	PCI	Acquired	Unallocated	Total Allowance for Loan Losses
2014	$9,309	$951	$266	$12,219	$901	$841	$134	$400	$62	$1,209	$26,292
Provision for loan losses	(774)	93	(5)	263	(33)	484	5	383	53	(116)	353
Recoveries	2	20	—	25	42	34	17	—	—	—	140
Charge-offs	(1,431)	(277)	—	(120)	(115)	(71)	(1)	—	—	—	(2,015)
2015	7,106	787	261	12,387	795	1,288	155	783	115	1,093	24,770
Provision for loan losses	(1,217)	(105)	(89)	2,843	(209)	494	(62)	113	(40)	(1,093)	635
Recoveries	181	2	—	—	2	4	5	—	—	—	194
Charge-offs	(638)	(20)	—	(278)	—	(66)	(2)	—	—	—	(1,004)
2016	5,432	664	172	14,952	588	1,720	96	896	75	—	24,595
Provision for loan losses	(302)	(161)	438	2,329	(459)	(453)	(2)	55	(34)	—	1,411
Recoveries	70	—	—	277	97	79	—	—	33	—	556
Charge-offs	(4)	—	—	(184)	(104)	(73)	—	—	(37)	—	(402)
2017	$5,196	$503	$610	$17,374	$122	$1,273	$94	$951	$37	$—	$26,160

During the year ended December 31, 2017, the Company recorded net recoveries of $154,000, as compared to net charge-offs of $810,000 for the year ended December 31, 2016. The decrease in net charge-offs was primarily attributable to a $523,000 decrease in net charge-offs related to commercial real estate loans and a $371,000 decrease in net charge-offs related to multifamily real estate loans. The allowance for loan losses related to multifamily real estate loans and construction and land loans increased from 2016 to 2017 due to growth in the portfolios. In general, as a result of continued improvement in asset quality, including declines in non-performing loans and lower net charge-offs, the allowance for loan losses in all of the other loan categories other than PCI decreased in 2017 as compared to 2016. The increase in the allowance for PCI loans was attributable to the annual recasting of PCI cash flows.

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

Management of Market Risk

General.  A majority of our assets and liabilities are monetary in nature. Consequently, our most significant form of market risk is interest rate risk. Our assets, consisting primarily of mortgage-related securities and loans, generally have longer maturities than our liabilities, which consist primarily of deposits and wholesale borrowings. As a result, a principal part of our business strategy involves managing interest rate risk and limiting the exposure of our net interest income to changes in market interest rates. Accordingly, our board of directors has established a Management Asset-Liability Committee (MALCO), comprised of our SVP & Chief Investment Officer and Treasurer, who chairs this Committee, our President and Chief Executive Officer, our EVP & Chief Administration Officer, EVP & Chief Financial Officer, EVP & Chief Lending Officer, EVP Operations, EVP & Director of Business Development and VP & Director of Marketing, and other officers and staff as necessary or appropriate to manage interest rate risk. This committee is responsible for, among other things, evaluating the interest rate risk inherent in our assets and liabilities, for recommending to the risk management committee of our board of directors the level of risk that is appropriate given our business strategy, operating environment, capital, liquidity and performance objectives, and for managing this risk consistent with the guidelines approved by the board of directors.

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

The following table sets forth, as of December 31, 2017, our calculation of the estimated changes in our NPV, NPV ratio, and percent change in net interest income that would result from the designated instantaneous and sustained changes in interest rates (dollars in thousands). Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments and deposit repricing characteristics including decay rates, and correlations to movements in interest rates, and should not be relied on as indicative of actual results.

	NPV at December 31, 2017
Change in Interest Rates (basis points)	Estimated Present Value of Assets	Estimated Present Value of Liabilities	Estimated NPV	Estimated Change In NPV	Estimated Change in NPV %	Estimated NPV/Present Value of Assets Ratio	Next 12 Months Net Interest Income Percent Change	Months 13-24 Net Interest Income Percent Change
400	$3,637,558	$2,979,633	$657,925	$(171,778)	(20.70)%	18.09%	(10.35)%	(0.70)%
300	3,730,853	3,032,696	698,157	(131,546)	(15.85)%	18.71%	(7.59)%	(0.37)%
200	3,832,498	3,088,081	744,417	(85,286)	(10.28)%	19.42%	(4.67)%	0.46%
100	3,933,263	3,145,932	787,331	(42,372)	(5.11)%	20.02%	(2.20)%	0.47%
—	4,036,107	3,206,404	829,703	—	—%	20.56%	—%	—%
(100)	4,138,762	3,275,424	863,338	33,635	4.05%	20.86%	1.21%	0.22%
(200)	4,244,864	3,347,146	897,718	68,015	8.20%	21.15%	0.21%	(0.56)%
.

(1)	Assumes an instantaneous and sustained uniform change in interest rates at all maturities.
(2)	NPV includes non-interest earning assets and liabilities.

The table above indicates that at December 31, 2017, in the event of a 200 basis point decrease in interest rates, we would experience an 8.20% increase in estimated net portfolio value and a 0.21% increase in net interest income in year one and a 0.56% decrease in net income in year two. In the event of a 400 basis point increase in interest rates, we would experience a 20.70% decrease in net portfolio value and a 10.35% decrease in net interest income in year one and a 0.70% decrease in net income in year two. Our policies provide that, in the event of a 200 basis point decrease or less in interest rates, our net present value ratio should decrease by no more than 300 basis points and 10%, and in the event of a 400 basis point increase or less, our net present value should decrease by no more than 475 basis points and 35%. In the event of a 200 basis point decrease or less, our projected net interest income should decrease by no more than 10% in year one and 25% in year two, and in the event of a 400 basis point increase or less, our projected net interest income should decrease by no more than 30% in year one and 22% in year two. However, when the federal funds rate is low and negative rate shocks do not produce meaningful results, management may temporarily suspend use of guidelines for negative rate shocks. At December 31, 2017, we were in compliance with all board approved policies with respect to interest rate risk management.

At December 31, 2016, in the event of a 200 basis point decrease in interest rates, we would experience a 23.69% increase in estimated net portfolio value and a 1.89% decrease in net interest income in year one and a 6.83% decrease in net income in year two. In the event of a 400 basis point increase in interest rates, we would experience a 26.05% decrease in net portfolio value and a 15.85% decrease in net interest income in year one and a 7.48% decrease in net income in year two.

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

Liquidity and Capital Resources

Liquidity is the ability to fund assets and meet obligations as they come due.  Our primary sources of funds consist of deposit inflows, loan repayments, borrowings through repurchase agreements and advances from money center banks and the FHLB of New York, and repayments, maturities and sales of securities.  While maturities and scheduled amortization of loans and securities are reasonably predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions, and competition.  Our board risk committee is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and withdrawals of deposits by our customers as well as unanticipated contingencies.  We seek to maintain a ratio of liquid assets (not subject to pledge or encumbered) as a percentage of deposits and borrowings of 35% or greater. At December 31,

2017, this ratio was 46.88%.  We believe that we had sufficient sources of liquidity to satisfy our short- and long-term liquidity needs at December 31, 2017.

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

The Company had the following primary sources of liquidity at December 31, 2017 (in thousands):

Cash and cash equivalents	$57,839
Corporate bonds	$68,130
Unpledged multifamily loans	$885,300
Unpledged mortgage-backed securities (Issued or guaranteed by the U.S. Government, Fannie Mae, or Freddie Mac)	$72,600

At December 31, 2017, we had $43.6 million in outstanding loan commitments. In addition, we had $98.4 million in unused lines of credit to borrowers. Certificates of deposit due within one year of December 31, 2017, totaled $401.3 million, or 14.1% of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including loan sales, securities sales, other deposit products, including replacement certificates of deposit, securities sold under agreements to repurchase (repurchase agreements), and advances from the FHLB of New York and other borrowing sources. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on December 31, 2017. Based on experience, we believe that a significant portion of such deposits will remain with us, and we have the ability to attract and retain deposits by adjusting the interest rates offered.

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

Northfield Bancorp, Inc. is a separate legal entity from Northfield Bank and must provide for its own liquidity to fund dividend payments, stock repurchases, and other corporate risk factors. The Company’s primary source of liquidity is the receipt of dividend payments from the Bank in accordance with applicable regulatory requirements. At December 31, 2017, Northfield Bancorp, Inc. (unconsolidated) had liquid assets of $20.1 million.

Northfield Bank is subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning assets and off-balance sheet items to broad risk categories. At December 31, 2017, Northfield Bank exceeded all regulatory capital requirements and is considered “well capitalized” under regulatory guidelines.  See “Item 1. Business - Supervision and Regulation” and Note 13 of the Notes to the Consolidated Financial Statements.

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

The following table summarizes our significant fixed and determinable contractual obligations and other funding needs by payment date at December 31, 2017 (in thousands). The payment amounts represent those amounts due to the recipient and do not include any unamortized premiums or discounts or other similar carrying amount adjustments.

	Payments Due by Period
Contractual Obligations	Less Than One Year	One to Three Years	More Than Three to Five Years	More Than Five Years	Total
Borrowings (1)	$163,459	$213,502	$90,000	$—	$466,961
Floating rate advances	5,033	—	—	—	5,033
Operating leases	4,867	10,501	9,089	35,748	60,205
Capitalized leases	262	44	—	—	306
Certificates of deposit	401,315	280,296	57,318	—	738,929
Total	$574,936	$504,343	$156,407	$35,748	$1,271,434
Commitments to extend credit (2)	$142,044	$—	$—	$—	$142,044

(1)	Includes repurchase agreements, FHLB of New York advances, and accrued interest payable at December 31, 2017.
(2)	Includes unused lines of credit which are assumed to be funded within the year.

Recent Accounting Standards and Interpretations

See Note 1(r) of the Notes to the Consolidated Financial Statements.

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

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Northfield Bancorp, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Northfield Bancorp, Inc., and subsidiaries (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2017, and the related notes (collectively, the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 1, 2018 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ KPMG LLP

We have not been able to determine the specific year that we began serving as the Company’s auditor, however we are aware that we have served as the Company’s auditor since at least 1967.

Short Hills, New Jersey
March 1, 2018

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Northfield Bancorp, Inc.:

Opinion on Internal Control Over Financial Reporting
We have audited Northfield Bancorp, Inc. and subsidiaries' (the “Company”) internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of Northfield Bancorp, Inc. and subsidiaries as of December 31, 2017 and 2016, the related consolidated statements of comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2017, and the related notes (collectively, the consolidated financial statements), and our report dated March 1, 2018 expressed an unqualified opinion on those consolidated financial statements.
Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control Over Financial Reporting

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

/s/ KPMG LLP
Short Hills, New Jersey
March 1, 2018

NORTHFIELD BANCORP, INC.  AND SUBSIDIARIES
Consolidated Balance Sheets

	At December 31,
	2017	2016
	(Dollars in thousands, except share data)
ASSETS:
Cash and due from banks	$17,446	$18,412
Interest-bearing deposits in other financial institutions	40,393	77,673
Total cash and cash equivalents	57,839	96,085
Trading securities	9,597	7,857
Securities available-for-sale, at estimated fair value (encumbered $4,628 at December 31, 2017, and $11,786 at December 31, 2016)	515,121	498,897
Securities held-to-maturity, (estimated fair value of $9,892 at December 31, 2017, and $10,118 at December 31, 2016) (encumbered $0 at December 31, 2017, and $2,108 at December 31, 2016)	9,931	10,148
Originated loans held-for-investment, net	2,425,275	2,144,346
Loans acquired	692,803	793,240
Purchased credit-impaired (PCI) loans held-for-investment	22,741	30,498
Loans held-for-investment, net	3,140,819	2,968,084
Allowance for loan losses	(26,160)	(24,595)
Net loans held-for-investment	3,114,659	2,943,489
Accrued interest receivable	10,713	9,714
Bank owned life insurance	150,604	148,047
Federal Home Loan Bank (FHLB) of New York stock, at cost	25,046	25,123
Premises and equipment, net	25,746	26,910
Goodwill	38,411	38,411
Other real estate owned	850	850
Other assets	32,900	44,563
Total assets	$3,991,417	$3,850,094

LIABILITIES AND STOCKHOLDERS’ EQUITY:
LIABILITIES:
Deposits	$2,836,979	$2,713,587
Securities sold under agreements to repurchase	2,000	8,000
Other borrowings	469,549	465,206
Advance payments by borrowers for taxes and insurance	14,798	12,331
Accrued expenses and other liabilities	29,214	29,774
Total liabilities	3,352,540	3,228,898

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value; 25,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value: 150,000,000 shares authorized, 60,933,707 shares issued at December 31, 2017 and 2016, 48,803,885 and 48,526,658 outstanding at December 31, 2017 and 2016, respectively	609	609
Additional paid-in-capital	548,864	547,910
Unallocated common stock held by employee stock ownership plan	(22,244)	(23,466)
Retained earnings	281,138	268,226
Accumulated other comprehensive loss	(5,451)	(4,332)
Treasury stock at cost; 12,129,822 and 12,407,049 shares at December 31, 2017 and 2016, respectively	(164,039)	(167,751)
Total stockholders’ equity	638,877	621,196
Total liabilities and stockholders’ equity	$3,991,417	$3,850,094

See accompanying notes to consolidated financial statements.

NORTHFIELD BANCORP, INC.  AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income

	Years ended December 31,
	2017	2016	2015
	(Dollars in thousands, except share and per share data)
Interest income:
Loans	$120,340	$111,776	$87,179
Mortgage-backed securities	9,174	10,832	12,982
Other securities	1,310	908	328
FHLB of New York dividends	1,461	1,171	1,149
Deposits in other financial institutions	584	285	120
Total interest income	132,869	124,972	101,758
Interest expense:
Deposits	16,386	14,287	10,423
Borrowings	7,590	7,381	9,265
Total interest expense	23,976	21,668	19,688
Net interest income	108,893	103,304	82,070
Provision for loan losses	1,411	635	353
Net interest income after provision for loan losses	107,482	102,669	81,717
Non-interest income:
Fees and service charges for customer services	4,702	4,934	3,945
Income on bank owned life insurance	5,386	3,998	3,767
Gains/(losses) on securities transactions, net	1,283	813	(339)
Other	271	327	525
Total non-interest income	11,642	10,072	7,898
Non-interest expense:
Compensation and employee benefits	38,237	39,780	29,760
Occupancy	11,270	11,411	10,039
Furniture and equipment	1,141	1,421	1,428
Data processing	4,585	6,054	3,802
Professional fees	2,774	3,461	3,037
Federal Deposit Insurance Corporation (FDIC) insurance	1,064	1,494	1,550
Other	8,307	9,325	8,493
Total non-interest expense	67,378	72,946	58,109
Income before income tax expense	51,746	39,795	31,506
Income tax expense	26,978	13,665	11,975
Net income	$24,768	$26,130	$19,531
Net income per common share:
Basic	$0.55	$0.59	$0.46
Diluted	$0.53	$0.57	$0.45

Basic weighted average shares outstanding	45,325,445	44,374,389	42,285,712
Diluted weighted average shares outstanding	46,875,730	45,717,887	43,478,481

See accompanying notes to consolidated financial statements.

NORTHFIELD BANCORP, INC. AND SUBSIDIARIES Consolidated Statements of Comprehensive Income - (Continued)

	Years ended December 31,
	2017	2016	2015
	(Dollars in thousands)
Net income	$24,768	$26,130	$19,531
Other comprehensive (loss) income:
Unrealized losses on securities:
Net unrealized holding losses on securities	(283)	(2,202)	(3,676)
Less: reclassification adjustment for net gains included in net income (included in gains on securities transactions, net)	(169)	(306)	(57)
Net unrealized losses	(452)	(2,508)	(3,733)
Post-retirement benefits adjustment	74	244	21
Other comprehensive loss, before tax	(378)	(2,264)	(3,712)
Income tax benefit related to net unrealized holding losses on securities	113	894	1,476
Income tax expense related to reclassification adjustment for gains included in net income	68	122	23
Income tax expense related to post-retirement benefits adjustment	(30)	(98)	(8)
Other comprehensive loss, net of tax	(227)	(1,346)	(2,221)
Comprehensive income	$24,541	$24,784	$17,310

See accompanying notes to consolidated financial statements.

NORTHFIELD BANCORP, INC.  AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders’ Equity

	For the years ended December 31, 2017, 2016 and 2015
	Common Stock
	Shares Outstanding	Par Value	Additional Paid-in Capital	Unallocated Common Stock Held by the Employee Stock Ownership Plan	Retained Earnings	Accumulated Other Comprehensive Income (loss) Net of tax	Treasury Stock	Total Stockholders' Equity
	(Dollars in thousands, except share and per share data)
Balance at December 31, 2014	48,402,083	$582	$499,606	$(25,782)	$248,908	$(765)	$(128,621)	$593,928
Net income					19,531			19,531
Other comprehensive loss, net of tax						(2,221)		(2,221)
Employee Stock Ownership Plan (ESOP) shares allocated or committed to be released			1,010	1,118				2,128
Stock compensation expense			6,763					6,763
Additional tax benefit on equity awards			122					122
Net issuance of restricted stock	387,280		(5,190)				5,190	—
Exercise of stock options, net	81,789		(771)		(85)		1,014	158
Cash dividends declared ($0.28 per common share)					(12,184)			(12,184)
Treasury stock (average cost of $14.66 per share)	(3,305,612)						(48,446)	(48,446)
Balance at December 31, 2015	45,565,540	582	501,540	(24,664)	256,170	(2,986)	(170,863)	559,779
Net income					26,130			26,130
Other comprehensive loss, net of tax						(1,346)		(1,346)
Acquisition of Hopewell Valley Community Bank	2,707,381	27	41,694					41,721
ESOP shares allocated or committed to be released			1,093	1,198				2,291
Stock compensation expense			7,264					7,264
Additional tax benefit on equity awards			1,512					1,512
Net issuance of restricted stock	7,720		(198)				198	—
Exercise of stock options, net	383,233		(4,995)		—		5,115	120
Cash dividends declared ($0.31 per common share)					(14,074)			(14,074)
Treasury stock (average cost of $16.04 per share)	(137,216)						(2,201)	(2,201)
Balance at December 31, 2016	48,526,658	609	547,910	(23,466)	268,226	(4,332)	(167,751)	621,196
Net income					24,768			24,768
Other comprehensive loss, net of tax						(227)		(227)
Cumulative effect of change in accounting principle - Adoption of ASU No. 2016-09			(2,898)		2,898			—
Reclassification of tax effects resulting from the adoption of ASU No. 2018-02					892	(892)		—
ESOP shares allocated or committed to be released			1,267	1,222				2,489
Stock compensation expense			6,197					6,197
Net forfeitures of restricted stock	(58,447)		828				(828)	—
Exercise of stock options, net	335,674		(4,440)				4,540	100
Cash dividends declared ($0.34 per common share)					(15,646)			(15,646)
Balance at December 31, 2017	48,803,885	$609	$548,864	$(22,244)	$281,138	$(5,451)	$(164,039)	$638,877

See accompanying notes to consolidated financial statements.

NORTHFIELD BANCORP, INC.  AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	Years Ended December 31,
	2017	2016	2015
	(Dollars in thousands)
Cash flows from operating activities:
Net income	$24,768	$26,130	$19,531
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,411	635	353
ESOP and stock compensation expense	8,686	9,555	8,891
Depreciation	3,229	3,591	3,385
Amortization of premiums, and deferred loan costs, net of (accretion) of discounts, and deferred loan fees	2,000	2,226	1,800
Amortization of intangible assets	386	447	210
Income on bank owned life insurance	(5,386)	(3,998)	(3,767)
Gain on sale of premises and equipment and other real estate owned, net	—	—	(282)
Net gain on sale of loans held-for-sale	—	—	(4)
Proceeds from sale of loans held-for-sale	494	—	2,392
Origination of loans held-for-sale	—	—	(2,388)
(Gains) losses on securities transactions, net	(1,283)	(813)	339
Net purchases of trading securities	(626)	(637)	(687)
(Increase) decrease in accrued interest receivable	(999)	1	(248)
(Increase) decrease in other assets	(3,689)	3,052	3,359
Deferred taxes	15,193	(3,059)	(1,632)
(Decrease) increase in accrued expenses and other liabilities	(560)	571	1,059
Net cash provided by operating activities	43,624	37,701	32,311
Cash flows from investing activities:
Net increase in loans receivable	(110,177)	(87,514)	(246,562)
Purchase of loans	(64,116)	(167,345)	(186,876)
Purchase of FHLB of New York stock	(18,890)	(9,497)	(11,001)
Redemption of FHLB of New York stock	18,967	10,653	14,417
Purchases of securities available-for-sale	(137,631)	(105,860)	—
Principal payments and maturities on securities available-for-sale	114,416	162,594	173,923
Principal payments and maturities on securities held-to-maturity	200	181	870
Purchases of securities held-to-maturity	—	—	(7,657)
Proceeds from sale of securities available-for-sale	5,941	44,582	51,148
Proceeds from bank owned life insurance	2,829	—	—
Proceeds from sale of premises and equipment and other real estate owned	—	45	918
Purchases and improvements of premises and equipment	(2,065)	(932)	(802)
Net cash acquired in business combinations	—	55,479	—
Net cash used in investing activities	(190,526)	(97,614)	(211,622)
Cash flows from financing activities:
Net increase in deposits	123,392	204,455	432,264
Dividends paid	(15,646)	(14,074)	(12,184)
Exercise of stock options	100	120	158
Purchase of treasury stock	—	(2,201)	(48,446)
Additional tax benefit on equity awards	—	1,512	122
Increase in advance payments by borrowers for taxes and insurance	2,467	1,469	3,070
Repayments under capital lease obligations	(224)	(204)	(179)
Proceeds from securities sold under agreements to repurchase and other borrowings	441,570	228,978	250,314
Repayments related to securities sold under agreements to repurchase and other borrowings	(443,003)	(315,910)	(470,664)
Net cash provided by financing activities	108,656	104,145	154,455
Net (decrease) increase in cash and cash equivalents	(38,246)	44,232	(24,856)
Cash and cash equivalents at beginning of period	96,085	51,853	76,709
Cash and cash equivalents at end of period	$57,839	$96,085	$51,853

See accompanying notes to consolidated financial statements.

NORTHFIELD BANCORP, INC.  AND SUBSIDIARIES
Consolidated Statements of Cash Flows - (Continued)

	Years Ended December 31,
	2017	2016	2015
	(Dollars in thousands)
Supplemental cash flow information:
Cash paid during the period for:
Interest	$23,765	$22,037	$19,738
Income taxes	12,875	14,415	10,800
Non-cash transactions:
Loans (recoveries) / charged-off, net	(154)	810	1,875
Transfers of loans to other real estate owned	—	850	—
Other real estate owned write-downs	—	—	71
Transfers of originated loans held-for-investment to held-for-sale, at fair value	494	—	—
Acquisition:
Non-cash assets acquired, at fair value:
Securities available-for-sale	—	61,633	—
Loans	—	342,566	—
Accrued interest receivable	—	1,452	—
Bank owned life insurance	—	11,269	—
Premises and equipment	—	5,926	—
Federal Home Loan Bank of New York stock	—	476	—
Goodwill and other intangible assets	—	24,265
Other assets	—	5,389	—
Total non-cash assets acquired	—	452,976	—
Non-cash liabilities assumed, at fair value:
Deposits	—	456,203	—
Borrowings	—	2,213	—
Other liabilities	—	8,318	—
Total non-cash liabilities assumed	—	466,734	—
Net non-cash assets acquired	—	(13,758)	—
Net cash and cash equivalents acquired	—	55,479	—
Common stock issued in acquisition	$—	$41,721	$—

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

(a)    Basis of Presentation

The consolidated financial statements are comprised of the accounts of Northfield Bancorp, Inc. and its wholly owned subsidiaries, Northfield Investment, Inc. and Northfield Bank (the “Bank”), and the Bank’s wholly-owned significant subsidiaries, NSB Services Corp. and NSB Realty Trust.  All significant intercompany accounts and transactions have been eliminated in consolidation.

In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheets and revenues and expenses during the reporting periods. Actual results may differ significantly from those estimates and assumptions. A material estimate that is particularly susceptible to significant change in the near term is the allowance for loan losses. In connection with the determination of this allowance, management generally obtains independent appraisals for significant properties. In addition, judgments related to the amount and timing of expected cash flows from purchased credit-impaired (“PCI”) loans, goodwill, securities valuation and impairment, and deferred income taxes, involve a higher degree of complexity and subjectivity and require estimates and assumptions about uncertain matters. Actual results may differ from the estimates and assumptions.

Certain prior year amounts have been reclassified to conform to the current year presentation.

(b)    Business

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

(c)    Cash Equivalents

Cash equivalents consist of cash on hand, due from banks, and interest-bearing deposits in other financial institutions with an original term of three months or less.

(d)    Securities

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

NORTHFIELD BANCORP, INC.  AND SUBSIDIARIES
Notes to Consolidated Financial Statements - (Continued)

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

(e)    Loans

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

Originated and acquired net loans held-for-investment are stated at unpaid principal balance, adjusted by unamortized premiums and unearned discounts, deferred origination fees and certain direct origination costs, and the allowance for loan losses. Interest income on loans is accrued and credited to income as earned. Net loan origination fees/costs are deferred and accreted/amortized to interest income over the loan’s contractual life using the level-yield method, adjusted for actual prepayments. Generally, loans held-for-sale are designated at time of origination and generally consist of newly originated fixed rate residential loans and are recorded at the lower of aggregate cost or estimated fair value in the aggregate. Transfers of loans from held-for-investment to held-for-sale are infrequent and occur at fair value less costs to sell, with any charge-off to allowance for loan losses. Gains are recognized on a settlement-date basis and are determined by the difference between the net sales proceeds and the carrying value of the loans, including any net deferred fees or costs.

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

NORTHFIELD BANCORP, INC.  AND SUBSIDIARIES
Notes to Consolidated Financial Statements - (Continued)

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

(f)    Federal Home Loan Bank Stock

The Bank, as a member of the Federal Home Loan Bank (FHLB) of New York, is required to hold shares of capital stock in the FHLB as a condition to both becoming a member and engaging in certain transactions with the FHLB.  The minimum investment requirement is determined by a “membership” investment component and an “activity-based” investment component. The membership investment component is the greater of 0.125% of the Bank’s mortgage-related assets, as defined by the FHLB, or $1,000. The activity-based investment component is equal to 4.5% of the Bank’s outstanding advances with the FHLB. The activity-based investment component also considers other transactions, including assets originated for or sold to the FHLB, and delivery commitments issued by the FHLB. The Company currently does not enter into these other types of transactions with the FHLB.

On a quarterly basis, we perform our other-than-temporary impairment analysis of FHLB stock, we evaluate, among other things, (i) its earnings performance, including the significance of any decline in net assets of the FHLB as compared to the regulatory capital amount of the FHLB, (ii) the commitment by the FHLB to continue dividend payments, and (iii) the liquidity position of the FHLB. We did not consider our investment in FHLB stock to be other-than-temporarily impaired at December 31, 2017 and 2016.

NORTHFIELD BANCORP, INC.  AND SUBSIDIARIES
Notes to Consolidated Financial Statements - (Continued)

(g)    Premises and Equipment, Net

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

(h)    Bank Owned Life Insurance

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

(i)    Goodwill

Intangible assets resulting from acquisitions under the purchase method of accounting consist of goodwill and other intangible assets. Goodwill is not amortized and is subject to an annual assessment for impairment. The goodwill impairment analysis is generally a two-step test. However, under current accounting guidance, first we may assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under current accounting guidance, we are not required to calculate the fair value of a reporting unit if, based on a qualitative assessment, we determine that it was more likely than not that the unit’s fair value was not less than its carrying amount. For the year ended December 31, 2017, we elected to perform step one of the two-step goodwill impairment test for our reporting unit.

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

As of December 31, 2017, the carrying value of goodwill totaled $38.4 million. The Company performed its annual goodwill impairment test, as of December 31, 2017, and determined that the fair value of the Company’s single reporting unit to be in excess of its carrying value. The Company will test goodwill for impairment between annual test dates if an event occurs or circumstances change that would indicate the fair value of the reporting unit is below its carrying amount. No events have occurred and no circumstances have changed since the annual impairment test date that would indicate the fair value of the reporting unit is below its carrying amount.

(j)    Income Taxes

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

(k)    Impairment of Long-Lived Assets

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

(l)    Securities Sold Under Agreements to Repurchase and Other Borrowings

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

(m)    Comprehensive Income (Loss)

Comprehensive income (loss) includes net income and the change in unrealized holding gains and losses on securities available-for-sale, change in actuarial gains and losses on other post-retirement benefits, and change in service cost on other postretirement benefits, net of taxes. Comprehensive income (loss) and its components is presented in the Consolidated Statements of Comprehensive Income.

(n)   Benefits

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

(o)    Segment Reporting

As a community-focused financial institution, substantially all of the Company’s operations involve the delivery of loan and deposit products to customers. Management makes operating decisions and assesses performance based on an ongoing

NORTHFIELD BANCORP, INC.  AND SUBSIDIARIES
Notes to Consolidated Financial Statements - (Continued)

review of these community banking operations, which constitute the Company’s only operating segment for financial reporting purposes.

(p)    Net Income per Common Share

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

Net income per common share-diluted is computed using the same method as basic earnings per share, but reflects the potential dilution that could occur if stock options and unvested shares of restricted stock were exercised and converted into common stock. These potentially dilutive shares are included in the weighted average number of shares outstanding for the period using the treasury stock method. In March 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, a new standard that simplifies certain aspects of accounting for share-based payments. The Company adopted ASU No. 2016-09 effective January 1, 2017. The update amended the diluted earnings per share calculation in that excess tax benefits are no longer included in assumed proceeds when determining average diluted shares outstanding under the treasury stock method. This guidance is required to be applied prospectively upon adoption. For further discussion, see - Recent Accounting Developments.

When applying the treasury stock method for the year ended December 31, 2017, we added the assumed proceeds from option exercises and the average unamortized compensation costs related to unvested shares of restricted stock and stock options. We then divided this sum by our average stock price for the period to calculate assumed shares repurchased. The excess of the number of shares issuable over the number of shares assumed to be repurchased is added to basic weighted average common shares to calculate diluted earnings per share. For the years ended December 31, 2016, and 2015, we added (1) the assumed proceeds from option exercises; (2) the tax benefit, that would have been credited to additional paid-in capital assuming exercise of non-qualified stock options and vesting of shares of restricted stock; and (3) the average unamortized compensation costs related to unvested shares of restricted stock and stock options. We then divided this sum by our average stock price for the period to calculate assumed shares repurchased. The excess of the number of shares issuable over the number of shares assumed to be repurchased is added to basic weighted average common shares to calculate diluted earnings per share.
At December 31, 2017, 2016, and 2015, there were 1,550,285, 1,343,498, and 1,192,769 dilutive shares outstanding, respectively.

(q)    Other Real Estate Owned

Assets acquired through loan foreclosure, or deed-in-lieu of, are held for sale and are initially recorded at estimated fair value less estimated selling costs when acquired, thus establishing a new cost basis. Costs after acquisition are generally expensed. If the estimated fair value of the asset subsequently declines, a write-down is recorded through other non-interest expense.
(r)    Recent Accounting Developments

Accounting Pronouncements Adopted in 2017

In February 2018, the FASB issued ASU No. 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which allows an entity to elect a reclassification from accumulated other comprehensive income (AOCI) to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act. The amendment states that if an entity elects to reclassify the income tax effects, the amount of that reclassification should include the effect of the change in the tax rate on the gross deferred tax amounts and related valuation allowances, in addition to other income tax effects on items remaining in AOCI. The ASU is effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years with early adoption permitted in a period for which financial statements have not yet been issued. The Company early adopted ASU 2018-02 retrospectively to December 31, 2017, which resulted in the reclassification from AOCI to retained earnings of $892,000, reflected in the Consolidated Statements of Changes in Stockholders' Equity.

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

The Company adopted ASU No. 2016-09 effective January 1, 2017, and upon adoption recorded a cumulative effect adjustment of $2.9 million to the opening balances of retained earnings and additional paid-in-capital. Adoption of ASU No. 2016-09 also resulted in the recognition of a $2.3 million benefit within income tax expense for the year ended December 31, 2017, which resulted in a corresponding increase to net income and earnings per share. In addition, the guidance increases average diluted shares, since the Company no longer includes such excess tax benefits in the calculation of diluted shares. Adoption of this update did not affect the Company's or the Bank's total equity, book value per share, or regulatory capital ratios.
Accounting Pronouncements Not Yet Adopted
In January 2017, the FASB issued ASU No. 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying
the Test for Goodwill Impairment. The ASU simplifies the subsequent measurement of goodwill impairment by eliminating the requirement to calculate the implied fair value of goodwill (i.e., the current Step 2 of the goodwill impairment test) to measure a goodwill impairment charge. As amended, the goodwill impairment test will consist of one step comparing the fair value of a reporting unit with its carrying amount. A goodwill impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value. The ASU is effective for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim and annual goodwill impairment testing dates after January 1, 2017. The adoption of this pronouncement is not expected to have an effect on the Company's consolidated financial statements.

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

In June 2016, the FASB issued No. ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires credit losses on most financial assets measured at amortized cost and certain other instruments to be measured using an expected credit loss model (referred to as the current expected credit loss (CECL) model). Under this model, entities will estimate credit losses over the entire contractual term of the instrument from the date of initial recognition of that instrument. Current US GAAP is based on an incurred loss model that

NORTHFIELD BANCORP, INC.  AND SUBSIDIARIES
Notes to Consolidated Financial Statements - (Continued)

delays recognition of credit losses until it is probable the loss has been incurred. Accordingly, it is anticipated that credit losses will be recognized earlier under the CECL model than under the incurred loss model. ASU No. 2016-13 is effective for interim and annual reporting periods beginning after December 15, 2019. The Company has begun evaluating the potential effect of adoption of this pronouncement on its consolidated financial statements by identifying key interpretive issues, assessing its processes, portfolio segmentation, model development, and identifying the data and system requirements against the new guidance to determine what modifications may be required. The Company is also evaluating third-party vendor solutions to assist in the application of the ASU 2016-13. The adoption of ASU 2016-13 may result in an increase in the allowance for loan losses as a result of changing from an incurred loss model, which encompasses allowances for current known and inherent losses within the portfolio, to an expected losses model, which encompasses allowances for losses expected to be incurred over the life of the portfolio. The extent of the effect is indeterminable at this time as it will depend upon the nature and characteristics of the Company's loan portfolio at the adoption date, as well as economic conditions and forecasts at that date.

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

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, which addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. The guidance primarily affects the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. In addition, the FASB clarified guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. The accounting for other financial instruments, such as loans, investments in debt securities, and financial liabilities is largely unchanged. ASU No. 2016-01 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. The Company will adopt the guidance in the first quarter of 2018. Since the Company has minimal equity investments and no financial liabilities valued under the fair value option, adoption will not have a material effect on the Company's consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers using a five-step model that requires entities to exercise judgment when considering the terms of the contracts. ASU No. 2014-09 and subsequent related updates, also require new qualitative and quantitative disclosures, including disaggregation of revenues and descriptions of performance obligations. The Company will adopt the guidance in the first quarter of 2018 using the modified retrospective method. Because the guidance does not apply to revenue associated with financial instruments, including loans and securities that are accounted for under other U.S. GAAP, the new revenue recognition standard will not have a material impact on the company's consolidated financial statements. The Company's implementation efforts include the identification of revenue streams within the scope of the guidance, as well as the evaluation of revenue contracts. Based on these efforts, adoption of this guidance will not result in a material change in the timing or amount of revenue recognized from contracts with customers. The guidance includes expanded disclosures to revenue which we are currently in the process of drafting.

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

The following is a comparative summary of mortgage-backed securities, debt securities and other securities available-for-sale at December 31, 2017 and 2016 (in thousands):

NORTHFIELD BANCORP, INC.  AND SUBSIDIARIES
Notes to Consolidated Financial Statements - (Continued)

	2017
		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
	cost	gains	losses	value
Mortgage-backed securities:
Pass-through certificates:
Government sponsored enterprises (GSE)	$179,320	$1,429	$2,454	$178,295
Real estate mortgage investment conduits (REMICs):
GSE	273,501	287	6,859	266,929
Non-GSE	80	—	1	79
	452,901	1,716	9,314	445,303
Debt securities:
Municipal bonds	343	6	—	349
Corporate bonds	67,927	401	198	68,130
	68,270	407	198	68,479
Other securities
Equity investments - mutual funds	323	—	—	323
Other	1,016	—	—	1,016
	1,339	—	—	1,339
Total securities available-for-sale	$522,510	$2,123	$9,512	$515,121

	2016
		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
	cost	gains	losses	value
Mortgage-backed securities:
Pass-through certificates:
GSE	$225,047	$2,800	$3,298	$224,549
REMICs:
GSE	230,500	259	6,466	224,293
Non-GSE	280	—	10	270
	455,827	3,059	9,774	449,112
Debt securities:
Municipal bonds	2,151	13	6	2,158
Corporate bonds	45,373	150	364	45,159
	47,524	163	370	47,317
Other securities:
Equity investments-mutual funds	1,233	—	15	1,218
Other	1,250	$—	$—	1,250
	2,483	—	15	2,468
Total securities available-for-sale	$505,834	$3,222	$10,159	$498,897

The following is a summary of the expected maturity distribution of debt securities available-for-sale other than mortgage-backed securities at December 31, 2017 (in thousands):

Available-for-sale	Amortized cost	Estimated fair value
Due in one year or less	$—	$—
Due after one year through five years	58,174	58,285
Due after five years through ten years	10,096	10,194
	$68,270	$68,479

NORTHFIELD BANCORP, INC.  AND SUBSIDIARIES
Notes to Consolidated Financial Statements - (Continued)

Expected maturities on mortgage-backed securities will differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without penalties.

Certain securities available-for-sale are pledged or encumbered to secure borrowings under Pledge Agreements and Repurchase Agreements and for other purposes required by law. At December 31, 2017, and December 31, 2016, securities available-for-sale with a carrying value of $150.5 million and $108.8 million, respectively, were pledged to secure repurchase agreements and deposits. See Note 8 for further discussion regarding securities pledged or encumbered for borrowings.

For the year ended December 31, 2017, the Company had gross proceeds of $5.9 million on sales of securities available-for-sale with gross realized gains of $173,000 and gross realized losses of $4,000. For the year ended December 31, 2016, the Company had gross proceeds of $44.6 million on sales of securities available-for-sale with gross realized gains of $493,000 and gross realized losses of $187,000. For the year ended December 31, 2015, the Company had gross proceeds of $51.1 million on sales of securities available-for-sale with gross realized gains of $60,000 and gross realized losses of $3,000. The Company recognized net gains of $1.1 million and $507,000, on its trading securities portfolio during the years ended December 31, 2017, and December 31, 2016, respectively, and net losses of $396,000, for the year ended December 31, 2015. The Company routinely sells securities when market pricing presents, in management’s assessment, an economic benefit that outweighs holding such security, and when smaller balance securities become cost prohibitive to carry.

The Company did not recognize any other-than-temporary impairment charges in earnings during the years ended December 31, 2017, 2016 and 2015.

Gross unrealized losses on mortgage-backed securities, debt securities and other securities available-for-sale, and the estimated fair value of the related securities, aggregated by security category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2017 and 2016, were as follows (in thousands):

	December 31, 2017
	Less than 12 months		12 months or more		Total
	Unrealized	Estimated	Unrealized	Estimated	Unrealized	Estimated
	losses	fair value	losses	fair value	losses	fair value
Mortgage-backed securities:
Pass-through certificates:
GSE	$439	$48,931	$2,015	$76,113	$2,454	$125,044
REMICs:
GSE	933	103,644	5,926	139,830	6,859	243,474
Non-GSE	—	—	1	79	1	79
Debt securities:
Corporate bonds	61	11,006	137	15,084	198	26,090
Total	$1,433	$163,581	$8,079	$231,106	$9,512	$394,687

	December 31, 2016
	Less than 12 months		12 months or more		Total
	Unrealized	Estimated	Unrealized	Estimated	Unrealized	Estimated
	losses	fair value	losses	fair value	losses	fair value
Mortgage-backed securities:
Pass-through certificates:
GSE	$2,703	$121,878	$595	$8,402	$3,298	$130,280
REMICs:
GSE	1,622	75,586	4,844	97,726	6,466	173,312
Non-GSE	—	—	10	270	10	270
Debt securities:
Municipal bonds	6	1,679	—	—	6	1,679
Corporate bonds	364	26,022	—	—	364	26,022
Other securities	15	947	—	—	15	947
Total	$4,710	$226,112	$5,449	$106,398	$10,159	$332,510

NORTHFIELD BANCORP, INC.  AND SUBSIDIARIES
Notes to Consolidated Financial Statements - (Continued)

The Company held 33 pass-through mortgage-backed securities issued or guaranteed by GSEs, 19 REMIC mortgage-backed securities issued or guaranteed by GSEs, one REMIC mortgage-backed security not issued or guaranteed by GSEs, and three corporate bonds that were in a continuous unrealized loss position of greater than twelve months at December 31, 2017. There were 20 pass-through mortgage-backed securities issued or guaranteed by GSEs, 33 REMIC mortgage-backed securities issued or guaranteed by GSEs, and two corporate bonds that were in an unrealized loss position of less than twelve months. All securities referred to above, other than the one REMIC mortgage-backed security not issued or guaranteed by a GSE, were rated investment grade at December 31, 2017. The declines in value relate to the general interest rate environment and are considered temporary. The securities cannot be prepaid in a manner that would result in the Company not receiving all of its amortized cost. The Company neither has an intent to sell, nor is it more likely than not that the Company will be required to sell, the securities before the recovery of their amortized cost basis or, if necessary, maturity.

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

(4)	Securities Held-to-Maturity

The following is a summary of mortgage-backed securities held-to-maturity at December 31, 2017 and 2016 (in thousands):

	2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Mortgage-backed securities:
Pass-through certificates:
GSEs	$9,931	$17	$56	$9,892
Total securities held-to-maturity	$9,931	$17	$56	$9,892

	2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Mortgage-backed securities:
Pass-through certificates:
GSEs	$10,148	$29	$59	$10,118
Total securities held-to-maturity	$10,148	$29	$59	$10,118

Contractual maturities for mortgage-backed securities are not presented, as expected maturities on mortgage-backed securities will differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without penalties. There were no sales of held-to-maturity securities for the years ended December 31, 2017, 2016 and 2015. The Company did not recognize any other-than-temporary impairment charges in earnings on securities held-to-maturity during the years ended December 31, 2017, 2016 and 2015. At December 31, 2017, and December 31, 2016, securities held-to-maturity with a carrying value of $2.8 million and $5.0 million, respectively, were pledged to secure repurchase agreements and deposits.

Gross unrealized losses on mortgage-backed securities held-to-maturity, and the estimated fair value of the related securities, aggregated by security category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2017 and 2016, were as follows (in thousands):

NORTHFIELD BANCORP, INC.  AND SUBSIDIARIES
Notes to Consolidated Financial Statements - (Continued)

	December 31, 2017
	Less than 12 months		12 months or more		Total
	Unrealized	Estimated	Unrealized	Estimated	Unrealized	Estimated
	losses	fair value	losses	fair value	losses	fair value
Mortgage-backed securities:
Pass-through certificates:
GSEs	$7	$3,922	$49	$3,735	$56	$7,657
Total	$7	$3,922	$49	$3,735	$56	$7,657

	December 31, 2016
	Less than 12 months
	Unrealized Losses	Estimated Fair Value
Mortgage-backed securities:
Pass-through certificates:
GSEs	$59	$7,466
Total securities held-to-maturity	$59	$7,466

The Company held two pass-through mortgage-backed securities held-to-maturity, issued or guaranteed by GSEs, that were in a continuous unrealized loss position of greater than twelve months, and three pass-through mortgage-backed securities held-to-maturity, issued or guaranteed by GSEs, that were in a continuous unrealized loss position of less than twelve months at December 31, 2017. Management evaluated these securities and concluded that the declines in value relate to the general interest rate environment and are considered temporary. The securities cannot be prepaid in a manner that would result in the Company not receiving all of its amortized cost. The Company neither has an intent to sell, nor is it more likely than not that the Company will be required to sell, the securities before the recovery of their amortized cost basis or, if necessary, maturity.

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

NORTHFIELD BANCORP, INC.  AND SUBSIDIARIES
Notes to Consolidated Financial Statements - (Continued)

(5)	Loans

Loans held-for-investment, net, consists of the following (in thousands):

	December 31,
	2017	2016
Originated loans:
Real estate loans:
Multifamily	$1,735,712	$1,506,335
Commercial mortgage	445,225	412,667
One-to-four family residential mortgage	100,942	105,968
Home equity and lines of credit	66,254	65,437
Construction and land	34,545	14,065
Total real estate loans	2,382,678	2,104,472
Commercial and industrial loans	34,828	31,906
Other loans	1,430	1,497
Deferred loan cost, net	6,339	6,471
Originated loans held-for-investment, net	2,425,275	2,144,346
PCI Loans	22,741	30,498
Loans acquired:
One-to-four family residential mortgage	275,053	317,639
Multifamily	199,149	215,389
Commercial mortgage	163,962	188,001
Home equity and lines of credit	20,455	25,522
Construction and land	17,201	20,887
Total acquired real estate loans	675,820	767,438
Commercial and industrial loans	16,946	25,443
Other loans	37	359
Total loans acquired	692,803	793,240
Loans held for investment, net	3,140,819	2,968,084
Allowance for loan losses	(26,160)	(24,595)
Net loans held-for-investment	$3,114,659	$2,943,489

The Company had no loans held-for-sale at December 31, 2017, or December 31, 2016.

PCI loans totaled $22.7 million at December 31, 2017, as compared to $30.5 million at December 31, 2016. The majority of the PCI loan balance is attributable to those loans acquired as part of an FDIC-assisted transaction. The Company accounts for PCI loans utilizing U.S. GAAP applicable to loans acquired with deteriorated credit quality. At December 31, 2017, PCI loans consisted of approximately 27% commercial real estate loans and 50% commercial and industrial loans, with the remaining balance in residential and home equity loans. At December 31, 2016, PCI loans consisted of approximately 30% commercial real estate loans and 48% commercial and industrial loans, with the remaining balance in residential and home equity loans.

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

NORTHFIELD BANCORP, INC.  AND SUBSIDIARIES
Notes to Consolidated Financial Statements - (Continued)

The following details the accretable yield (in thousands):

	For The Year Ended December 31,
	2017	2016
Balance at the beginning of year	$24,215	$22,853
Acquisition	—	845
Accretion into interest income	(5,477)	(5,225)
Net reclassification from non-accretable difference(1)	5,764	5,742
Balance at end of year	$24,502	$24,215
_______________________
(1) Reclassifications of the non-accretable difference to the accretable yield may occur subsequent to the loan acquisition dates due to increases in expected cash flows of the loans.

The Company does not have any lending programs commonly referred to as subprime lending. Subprime lending generally targets borrowers with weakened credit histories typically characterized by payment delinquencies, previous charge-offs, judgments, bankruptcies, or borrowers with questionable repayment capacity as evidenced by low credit scores or high debt-burden ratios.

We provide for loan losses based on the consistent application of our documented allowance for loan loss methodology. Loan losses are charged to the allowance for loans losses and recoveries are credited to it. Additions to the allowance for loan losses are provided by charges against income based on various factors which, in our judgment, deserve current recognition in estimating incurred losses. Loan losses are charged-off in the period the loans, or portion thereof, are deemed uncollectible. Generally, the Company will record a loan charge-off (including a partial charge-off) to reduce a loan to the estimated fair value of the underlying collateral, less cost to sell, for collateral dependent loans. We regularly review the loan portfolio in order to maintain the allowance for loan losses in accordance with U.S. GAAP. At December 31, 2017 and 2016, the allowance for loan losses related to loans held-for-investment (excluding PCI loans) consisted primarily of the following two components:

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

The loss emergence period is the estimated time from the date of the loss event to the actual recognition of the loss (typically the first charge-off), and is determined based upon a study of the Company's past loss experience by loan groups. This evaluation is inherently subjective, as it requires material estimates that may be susceptible to significant revisions based upon changes in economic and real estate market conditions. Actual loan losses may be significantly more than the allowance for loan losses we have established, which could have a material negative effect on our financial results. Prior to December 31, 2016, we maintained an amount identified as the unallocated component within the allowance for loan losses related to indicators of loan losses not fully captured in other components of the allowance for loan losses methodology, as well as the inherent imprecision of the loss estimation process. During the fourth quarter of 2016, the Company enhanced the allowance for loan losses qualitative framework to more fully capture the risks related to certain loan loss factors. These enhancements are meant to increase the level of precision in the allowance for loan losses. As a result, the Company no longer has an unallocated reserve in its allowance for loan losses, as the risks and uncertainties meant to be captured by the unallocated allowance have been included in the qualitative framework for the respective loan portfolios.

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

A summary of changes in the allowance for loan losses for the years ended December 31, 2017, 2016, and 2015 follows (in thousands):

	December 31,
	2017	2016	2015
Balance at beginning of year	$24,595	$24,770	$26,292
Provision for loan losses	1,411	635	353
Recoveries	556	194	140
Charge-offs	(402)	(1,004)	(2,015)
Balance at end of year	$26,160	$24,595	$24,770

NORTHFIELD BANCORP, INC.  AND SUBSIDIARIES
Notes to Consolidated Financial Statements - (Continued)

The following table sets forth activity in our allowance for loan losses, by loan type, for the years ended December 31, 2017 and 2016.  The following table also details the amount of loans receivable held-for-investment, net of deferred loan fees and costs, that are evaluated individually, and collectively, for impairment, and the related portion of allowance for loan losses that is allocated to each loan portfolio segment (in thousands):

	December 31, 2017
	Real Estate
	Commercial	One-to-Four Family	Construction and Land	Multifamily	Home Equity and Lines of Credit	Commercial and Industrial	Other	Unallocated	Originated Loans Total	PCI	Acquired Loans	Total
Allowance for loan losses:
Beginning Balance	$5,432	$664	$172	$14,952	$588	$1,720	$96	$—	$23,624	$896	$75	$24,595
Charge-offs	(4)	—	—	(184)	(104)	(73)	—	—	(365)	—	(37)	(402)
Recoveries	70	—	—	277	97	79	—	—	523	—	33	556
Provisions (credit)	(302)	(161)	438	2,329	(459)	(453)	(2)	—	1,390	55	(34)	1,411
Ending Balance	$5,196	$503	$610	$17,374	$122	$1,273	$94	$—	$25,172	$951	$37	$26,160
Ending balance: individually evaluated for impairment	$—	$38	$—	$—	$4	$3	$—	$—	$45	$—	$37	$82
Ending balance: collectively evaluated for impairment	$5,196	$465	$610	$17,374	$118	$1,270	$94	$—	$25,127	$951	$—	$26,078
Loans, net:
Ending Balance	$445,781	$101,650	$34,620	$1,739,220	$67,679	$34,893	$1,432	$—	$2,425,275	$22,741	$692,803	$3,140,819
Ending balance: individually evaluated for impairment	$16,008	$1,996	$—	$1,310	$69	$159	$—	$—	$19,542	$—	$1,543	$21,085
Ending balance: collectively evaluated for impairment	$429,773	$99,654	$34,620	$1,737,910	$67,610	$34,734	$1,432	$—	$2,405,733	$22,741	$691,260	$3,119,734

	December 31, 2016
	Real Estate
	Commercial	One-to-Four Family	Construction and Land	Multifamily	Home Equity and Lines of Credit	Commercial and Industrial	Other	Unallocated	Originated Loans Total	PCI	Acquired Loans	Total
Allowance for loan losses:
Beginning Balance	$7,106	$787	$261	$12,387	$795	$1,288	$155	$1,093	$23,872	$783	$115	$24,770
Charge-offs	(638)	(20)	—	(278)	—	(66)	(2)	—	(1,004)	—	—	(1,004)
Recoveries	181	2	—	—	2	4	5	—	194	—	—	194
Provisions (credit)	(1,217)	(105)	(89)	2,843	(209)	494	(62)	(1,093)	562	113	(40)	635
Ending Balance	$5,432	$664	$172	$14,952	$588	$1,720	$96	$—	$23,624	$896	$75	$24,595
Ending balance: individually evaluated for impairment	$64	$66	$—	$95	$23	$5	$—	$—	$253	$—	$75	$328
Ending balance: collectively evaluated for impairment	$5,368	$598	$172	$14,857	$565	$1,715	$96	$—	$23,371	$896	$—	$24,267
Loans, net:
Ending Balance	$413,352	$106,524	$14,092	$1,510,100	$66,767	$32,013	$1,498	$—	$2,144,346	$30,498	$793,240	$2,968,084
Ending balance: individually evaluated for impairment	$20,710	$2,180	$—	$1,372	$336	$101	$—	$—	$24,699	$—	$1,591	$26,290
Ending balance: collectively evaluated for impairment	$392,642	$104,344	$14,092	$1,508,728	$66,431	$31,912	$1,498	$—	$2,119,647	$30,498	$791,649	$2,941,794

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

NORTHFIELD BANCORP, INC.  AND SUBSIDIARIES
Notes to Consolidated Financial Statements - (Continued)

The following table details the recorded investment of originated loans receivable held-for-investment, net of deferred fees and costs, by loan type and credit quality indicator at December 31, 2017 and 2016 (in thousands):

	At December 31, 2017
	Real Estate
	Multifamily		Commercial		One-to-Four Family		Construction and Land	Home Equity and Lines of Credit	Commercial and Industrial	Other	Total
	< 35% LTV	=> 35% LTV	< 35% LTV	=> 35% LTV	< 60% LTV	=> 60% LTV
Internal Risk Rating
Pass	$131,792	$1,603,947	$84,620	$346,857	$60,400	$38,504	$34,620	$67,426	$34,141	$1,432	$2,403,739
Special Mention	—	1,897	410	2,170	683	—	—	28	571	—	5,759
Substandard	—	1,584	—	11,724	1,470	593	—	225	181	—	15,777
Originated loans held-for-investment, net	$131,792	$1,607,428	$85,030	$360,751	$62,553	$39,097	$34,620	$67,679	$34,893	$1,432	$2,425,275

	At December 31, 2016
	Real Estate
	Multifamily		Commercial		One-to-Four Family		Construction and Land	Home Equity and Lines of Credit	Commercial and Industrial	Other	Total
	< 35% LTV	=> 35% LTV	< 35% LTV	=> 35% LTV	< 60% LTV	=> 60% LTV
Internal Risk Rating
Pass	$122,525	$1,381,231	$65,612	$323,842	$59,214	$43,316	$14,092	$66,489	$31,173	$1,498	$2,108,992
Special Mention	25	4,636	—	3,852	705	—	—	29	696	—	9,943
Substandard	40	1,643	1,179	18,867	1,807	1,482	—	249	144	—	25,411
Originated loans held-for-investment, net	$122,590	$1,387,510	$66,791	$346,561	$61,726	$44,798	$14,092	$66,767	$32,013	$1,498	$2,144,346

NORTHFIELD BANCORP, INC.  AND SUBSIDIARIES
Notes to Consolidated Financial Statements - (Continued)

Included in loans receivable are loans for which the accrual of interest income has been discontinued due to deterioration in the financial condition of the borrowers. The recorded investment of these nonaccrual loans was $5.5 million and $7.3 million at December 31, 2017, and December 31, 2016, respectively. Generally, originated loans are placed on non-accruing status when they become 90 days or more delinquent, or sooner if considered appropriate by management, and remain on non-accrual status until they are brought current, have six consecutive months of performance under the loan terms, and factors indicating reasonable doubt about the timely collection of payments no longer exist. Therefore, loans may be current in accordance with their loan terms, or may be less than 90 days delinquent and still be on a non-accruing status.

Non-accrual amounts include loans deemed to be impaired of $3.1 million and $5.7 million at December 31, 2017, and December 31, 2016, respectively. Loans on non-accrual status with principal balances less than $500,000, and therefore not meeting the Company’s definition of an impaired loan, amounted to $2.4 million at December 31, 2017, and $1.7 million at December 31, 2016. There was no loans held-for-sale at December 31, 2017, or December 31, 2016. Loans past due 90 days or more and still accruing interest were $28,000 and $60,000 at December 31, 2017, and December 31, 2016, respectively, and consisted of loans that are well secured and in the process of collection.

NORTHFIELD BANCORP, INC.  AND SUBSIDIARIES
Notes to Consolidated Financial Statements - (Continued)

The following table sets forth the detail, and delinquency status, of originated and acquired non-performing loans (non-accrual loans and loans past due ninety days or more and still accruing), net of deferred fees and costs, at December 31, 2017 and 2016 (in thousands), excluding PCI loans which have been segregated into pools. For PCI loans, each loan pool is accounted for as a single asset with a single composite interest rate and an aggregate expectation of cash flows.

	At December 31, 2017
	Total Non-Performing Loans
	Non-Accruing Loans
	0-29 Days Past Due	30-89 Days Past Due	90 Days or More Past Due	Total	90 Days or More Past Due and Accruing	Total Non-Performing Loans
Loans held-for-investment:
Real estate loans:
Commercial
LTV => 35%
Substandard	$432	$314	$2,305	$3,051	$—	$3,051
Total commercial	432	314	2,305	3,051	—	3,051
One-to-four family residential
LTV < 60%
Substandard	—	206	328	534	—	534
LTV => 60%
Substandard	—	—	39	39	—	39
Total one-to-four family residential	—	206	367	573	—	573
Home equity and lines of credit
Substandard	79	—	—	79	—	79
Total home equity and lines of credit	79	—	—	79	—	79
Commercial and industrial loans
Substandard	—	—	72	72	—	72
Total commercial and industrial loans	—	—	72	72	—	72
Total non-performing loans held-for-investment	511	520	2,744	3,775	—	3,775
Loans acquired:
Real Estate Loans:
Commercial
LTV < 35%
Substandard	—	—	205	205	—	205
LTV => 35%
Substandard	—	773	58	831	—	831
Total Commercial	—	773	263	1,036	—	1,036
One-to-four family residential
LTV < 60%
Substandard	—	201	—	201	27	228
Total one-to-four family residential	—	201	—	201	27	228
Multifamily
LTV => 35%
Substandard	—	417	—	417	—	417
Total Multifamily	—	417	—	417	—	417
Home equity and lines of credit
Substandard	—	28	49	77	—	77
Total home equity and lines of credit	—	28	49	77	—	77
Commercial and industrial	—	—	2	2	—	2
Substandard
Total commercial and industrial loans	—	—	2	2	—	2
Other loans
Pass	—	—	—	—	1	1
Total other	—	—	—	—	1	1
Total non-performing loans acquired	—	1,419	314	1,733	28	1,761
Total non-performing loans	$511	$1,939	$3,058	$5,508	$28	$5,536

NORTHFIELD BANCORP, INC.  AND SUBSIDIARIES
Notes to Consolidated Financial Statements - (Continued)

	At December 31, 2016
	Total Non-Performing Loans
	Non-Accruing Loans
	0-29 Days Past Due	30-89 Days Past Due	90 Days or More Past Due	Total	90 Days or More Past Due and Accruing	Total Non-Performing Loans
Loans held-for-investment:
Real estate loans:
Commercial
LTV => 35%
Substandard	$341	$—	$4,882	$5,223	$—	$5,223
Total commercial	341	—	4,882	5,223	—	5,223
One-to-four family residential
LTV < 60%
Special Mention	—	—	—	—		—
Substandard	384	383	442	1,209	9	1,218
Total	384	383	442	1,209	9	1,218
LTV => 60%
Substandard	—	—	—	—	43	43
Total	—	—	—	—	43	43
Total one-to-four family residential	384	383	442	1,209	52	1,261
Multifamily
LTV < 35%
Substandard	40	—	—	40	—	40
LTV => 35%
Substandard	—	—	3	3	—	3
Total multifamily	40	—	3	43	—	43
Home equity and lines of credit
Substandard	—	96	—	96	—	96
Total home equity and lines of credit	—	96	—	96	—	96
Total non-performing loans held-for-investment	765	479	5,327	6,571	52	6,623
Loans acquired:
Real estate loans:
Commercial
LTV < 35%
Substandard	—	—	231	231	—	231
LTV => 35%
Substandard	—	—	59	59	—	59
Total commercial	—	—	290	290	—	290
One-to-four family residential
LTV < 60%
Substandard	420	—	—	420	—	420
Total one-to-four family residential	420	—	—	420	—	420
Home equity and lines of credit
Substandard	—	—	31	31	8	39
Total home equity and lines of credit	—	—	31	31	8	39
Commercial and industrial
Substandard	—	—	9	9	—	9
Total commercial and industrial loans	—	—	9	9	—	9
Total non-performing loans acquired	420	—	330	750	8	758
Total non-performing loans	$1,185	$479	$5,657	$7,321	$60	$7,381

NORTHFIELD BANCORP, INC.  AND SUBSIDIARIES
Notes to Consolidated Financial Statements - (Continued)

The following table sets forth the detail and delinquency status of originated and acquired loans, net of deferred fees and costs, by performing and non-performing loans at December 31, 2017 and 2016 (in thousands):

	December 31, 2017
	Performing (Accruing) Loans
	0-29 Days Past Due	30-89 Days Past Due	Total	Non-Performing Loans	Total Loans Receivable, net
Loans held-for-investment:
Real estate loans:
Commercial
LTV < 35%
Pass	$84,620	$—	$84,620	$—	$84,620
Special Mention	—	410	410	—	410
Total	84,620	410	85,030	—	85,030
LTV => 35%
Pass	346,229	628	346,857	—	346,857
Special Mention	832	1,338	2,170	—	2,170
Substandard	7,675	998	8,673	3,051	11,724
Total	354,736	2,964	357,700	3,051	360,751
Total commercial	439,356	3,374	442,730	3,051	445,781
One-to-four family residential
LTV < 60%
Pass	57,907	2,493	60,400	—	60,400
Special Mention	—	683	683	—	683
Substandard	322	614	936	534	1,470
Total	58,229	3,790	62,019	534	62,553
LTV => 60%
Pass	38,504	—	38,504	—	38,504
Substandard	554	—	554	39	593
Total	39,058	—	39,058	39	39,097
Total one-to-four family residential	97,287	3,790	101,077	573	101,650
Construction and land
Pass	34,614	6	34,620	—	34,620
Total construction and land	34,614	6	34,620	—	34,620
Multifamily
LTV < 35%
Pass	131,488	304	131,792	—	131,792
Total	131,488	304	131,792	—	131,792
LTV= > 35%
Pass	1,603,714	233	1,603,947	—	1,603,947
Special Mention	638	1,259	1,897	—	1,897
Substandard	83	1,501	1,584	—	1,584
Total	1,604,435	2,993	1,607,428	—	1,607,428
Total multifamily	1,735,923	3,297	1,739,220	—	1,739,220
Home equity and lines of credit
Pass	67,426	—	67,426	—	67,426
Special Mention	28	—	28	—	28
Substandard	146	—	146	79	225
Total home equity and lines of credit	67,600	—	67,600	79	67,679
Commercial and industrial loans
Pass	34,003	138	34,141	—	34,141
Special Mention	547	24	571	—	571
Substandard	109	—	109	72	181
Total commercial and industrial loans	34,659	162	34,821	72	34,893
Other loans
Pass	1,403	29	1,432	—	1,432
Total other loans	1,403	29	1,432	—	1,432

NORTHFIELD BANCORP, INC.  AND SUBSIDIARIES
Notes to Consolidated Financial Statements - (Continued)

	December 31, 2017
	Performing (Accruing) Loans
	0-29 Days Past Due	30-89 Days Past Due	Total	Non-Performing Loans	Total Loans Receivable, net
Total originated loans held-for-investment	2,410,842	10,658	2,421,500	3,775	2,425,275

Acquired loans:
One-to-four family residential
LTV < 60%
Pass	250,149	224	250,373	—	250,373
Special Mention	455	—	455	—	455
Substandard	417	150	567	228	795
Total	251,021	374	251,395	228	251,623
LTV => 60%
Pass	23,295	—	23,295	—	23,295
Substandard	135	—	135	—	135
Total	23,430	—	23,430	—	23,430
Total one-to-four family residential	274,451	374	274,825	228	275,053
Commercial
LTV < 35%
Pass	50,035	70	50,105	—	50,105
Special Mention	91	—	91	—	91
Substandard	—	181	181	205	386
Total	50,126	251	50,377	205	50,582
LTV => 35%
Pass	108,125	158	108,283	—	108,283
Special Mention	—	133	133	—	133
Substandard	3,703	430	4,133	831	4,964
Total	111,828	721	112,549	831	113,380
Total commercial	161,954	972	162,926	1,036	163,962
Construction and land
Pass	17,201	—	17,201	—	17,201
Total construction and land	17,201	—	17,201	—	17,201
Multifamily
LTV < 35%
Pass	189,551	—	189,551	—	189,551
Special Mention	78	—	78	—	78
Substandard	153	—	153	—	153
Total	189,782	—	189,782	—	189,782
LTV => 35%
Pass	8,950	—	8,950	—	8,950
Substandard	—	—	—	417	417
Total	8,950	—	8,950	417	9,367
Total multifamily	198,732	—	198,732	417	199,149
Home equity and lines of credit
Pass	20,291	—	20,291	—	20,291
Substandard	87	—	87	77	164
Total home equity and lines of credit	20,378	—	20,378	77	20,455
Commercial and industrial
Pass	16,904	40	16,944	—	16,944
Substandard	—	—	—	2	2
Total commercial and industrial	16,904	40	16,944	2	16,946
Other	36	—	36	1	37
Total loans acquired	689,656	1,386	691,042	1,761	692,803
	$3,100,498	$12,044	$3,112,542	$5,536	$3,118,078

NORTHFIELD BANCORP, INC.  AND SUBSIDIARIES
Notes to Consolidated Financial Statements - (Continued)

	December 31, 2016
	Performing (Accruing) Loans
	0-29 Days Past Due	30-89 Days Past Due	Total	Non-Performing Loans	Total Loans Receivable, net
Loans held-for-investment:
Real estate loans:
Commercial
LTV < 35%
Pass	$65,189	$423	$65,612	$—	$65,612
Substandard	1,179	—	1,179	—	1,179
Total	66,368	423	66,791	—	66,791
LTV => 35%
Pass	322,307	1,535	323,842	—	323,842
Special Mention	3,852	—	3,852	—	3,852
Substandard	12,600	1,044	13,644	5,223	18,867
Total	338,759	2,579	341,338	5,223	346,561
Total commercial	405,127	3,002	408,129	5,223	413,352
One-to-four family residential
LTV < 60%
Pass	56,787	2,427	59,214	—	59,214
Special Mention	—	705	705	—	705
Substandard	589	—	589	1,218	1,807
Total	57,376	3,132	60,508	1,218	61,726
LTV => 60%
Pass	43,316	—	43,316	—	43,316
Substandard	1,439	—	1,439	43	1,482
Total	44,755	—	44,755	43	44,798
Total one-to-four family residential	102,131	3,132	105,263	1,261	106,524
Construction and land
Pass	14,092	—	14,092	—	14,092
Total construction and land	14,092	—	14,092	—	14,092
Multifamily
LTV < 35%
Pass	122,525	—	122,525	—	122,525
Special Mention	25	—	25	—	25
Substandard	—	—	—	40	40
Total	122,550	—	122,550	40	122,590
LTV => 35%
Pass	1,380,331	900	1,381,231	—	1,381,231
Special Mention	4,636	—	4,636	—	4,636
Substandard	1,640	—	1,640	3	1,643
Total	1,386,607	900	1,387,507	3	1,387,510
Total multifamily	1,509,157	900	1,510,057	43	1,510,100
Home equity and lines of credit
Pass	66,369	120	66,489	—	66,489
Special Mention	29	—	29	—	29
Substandard	153	—	153	96	249
Total home equity and lines of credit	66,551	120	66,671	96	66,767
Commercial and industrial loans
Pass	31,040	133	31,173	—	31,173
Special Mention	696	—	696	—	696
Substandard	144	—	144	—	144
Total Commercial and industrial loans	31,880	133	32,013	—	32,013
Other loans
Pass	1,452	46	1,498	—	1,498
Total other loans	1,452	46	1,498	—	1,498
Total originated loans held-for-investment	2,130,390	7,333	2,137,723	6,623	2,144,346

NORTHFIELD BANCORP, INC.  AND SUBSIDIARIES
Notes to Consolidated Financial Statements - (Continued)

	December 31, 2016
	Performing (Accruing) Loans
	0-29 Days Past Due	30-89 Days Past Due	Total	Non-Performing Loans	Total Loans Receivable, net
Loans acquired:
One-to-four family residential
LTV < 60%
Pass	285,116	21	285,137	—	285,137
Special Mention	502	—	502	—	502
Substandard	654	261	915	420	1,335
Total	286,272	282	286,554	420	286,974
LTV => 60%
Pass	30,199	—	30,199	—	30,199
Substandard	259	207	466	—	466
Total	30,458	207	30,665	—	30,665
Total one-to-four family residential	316,730	489	317,219	420	317,639
Commercial
LTV < 35%
Pass	61,646	7	61,653	—	61,653
Special Mention	286	—	286	—	286
Substandard	406	1,040	1,446	231	1,677
Total	62,338	1,047	63,385	231	63,616
LTV => 35%
Pass	119,932	132	120,064	—	120,064
Special Mention	446	138	584	—	584
Substandard	3,419	259	3,678	59	3,737
Total	123,797	529	124,326	59	124,385
Total commercial	186,135	1,576	187,711	290	188,001
Construction and land
Substandard	20,887	—	20,887	—	20,887
Total construction and land	20,887	—	20,887	—	20,887
Multifamily
LTV < 35%
Pass	205,025	—	205,025	—	205,025
Special Mention	99	111	210	—	210
Substandard	156	—	156	—	156
Total	205,280	111	205,391	—	205,391
LTV => 35%
Pass	9,569	—	9,569	—	9,569
Special Mention	—	429	429	—	429
Total	9,569	429	9,998	—	9,998
Total multifamily	214,849	540	215,389	—	215,389
Home equity and lines of credit
Pass	25,340	45	25,385	—	25,385
Substandard	—	98	98	39	137
Total home equity and lines of credit	25,340	143	25,483	39	25,522
Commercial and industrial loans
Pass	25,419	—	25,419	—	25,419
Substandard	—	15	15	9	24
Total Commercial and industrial loans	25,419	15	25,434	9	25,443
Other loans
Pass	355	4	359	—	359
Total loans acquired	789,715	2,767	792,482	758	793,240
	$2,920,105	$10,100	$2,930,205	$7,381	$2,937,586

NORTHFIELD BANCORP, INC.  AND SUBSIDIARIES
Notes to Consolidated Financial Statements - (Continued)

The following table summarizes originated and acquired (subsequent to acquisition) impaired loans as of December 31, 2017 and 2016 (in thousands):

	At December 31, 2017			December 31, 2016
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With No Allowance Recorded:
Real estate loans:
Commercial
LTV < 35%
Substandard	$—	$139	$—	$—	$139	$—
LTV => 35%
Pass	6,263	7,150	—	3,911	4,047	—
Substandard	9,745	10,560	—	14,780	16,868	—
One-to-four family residential
LTV < 60%
Pass	1,189	1,254	—	633	633	—
Substandard	251	251	—	184	184	—
LTV => 60%
Pass	136	161	—	—	—	—
Substandard	135	286	—	620	848	—
Multifamily
LTV < 35%
Substandard	153	153	—	156	156	—
LTV => 35%
Pass	1,309	1,780	—	63	534	—
Home Equity
Pass	33	33	—	39	39	—
Commercial and industrial loans
Substandard	135	135	—	75	75	—
With a Related Allowance Recorded:
Real estate loans:
Commercial
LTV => 35%
Substandard	—	—	—	2,019	2,019	(64)
One-to-four family residential
LTV < 60%
Pass	411	411	(7)	—	—	—
Special Mention	—	—	—	—	—	—
Substandard	997	997	(49)	1,522	1,522	(97)
LTV => 60%
Pass	268	268	(19)	275	275	(3)
Substandard	—	—	—	381	381	(41)
Multifamily
LTV => 35%
Pass	—	—	—	1,309	1,309	(95)
Home equity and lines of credit
Pass	—	—	—	258	258	(5)
Substandard	36	36	(4)	39	39	(18)
Commercial and industrial loans
Special Mention	24	24	(3)	26	26	(5)
Total:
Real estate loans:
Commercial	16,008	17,849	—	20,710	23,073	(64)
One-to-four family residential	3,387	3,628	(75)	3,615	3,843	(141)
Construction and land	—	—	—	—	—	—
Multifamily	1,462	1,933	—	1,528	1,999	(95)
Home equity and lines of credit	69	69	(4)	336	336	(23)
Commercial and industrial loans	159	$159	(3)	101	101	(5)
	$21,085	$23,638	$(82)	$26,290	$29,352	$(328)

NORTHFIELD BANCORP, INC.  AND SUBSIDIARIES
Notes to Consolidated Financial Statements - (Continued)

Included in the table above at December 31, 2017, are impaired loans with carrying balances of $14.5 million that were not written down by charge-offs or for which there are no specific reserves in our allowance for loan losses.  Included in the impaired loans at December 31, 2016, are loans with carrying balances of $11.5 million that were not written down by charge-offs or for which there are no specific reserves in our allowance for loan losses.  Loans not written down by charge-offs or specific reserves at December 31, 2017 and 2016, have sufficient collateral values, less costs to sell (including any discounts to facilitate a sale), or sufficient future cash flows to support the carrying balances of the loans.

The following table summarizes the average recorded investment in originated and acquired impaired loans (excluding PCI loans) and interest recognized on impaired loans as of, and for, the years ended December 31, 2017, and December 31, 2016 (in thousands):

	December 31, 2017		December 31, 2016
	Average Recorded Investment	Interest Income	Average Recorded Investment	Interest Income
With No Allowance Recorded:
Real estate loans:
Commercial
LTV < 35%
Substandard	$—	$45	$—	$39
LTV => 35%
Pass	5,516	334	3,980	192
Special Mention	—	—	—	—
Substandard	12,402	431	13,853	450
One-to-four family residential
LTV < 60%
Pass	854	56	559	31
Substandard	372	14	213	21
One-to-four family residential
LTV => 60%
Pass	55	4	—	—
Substandard	289	13	339	26
Multifamily
LTV < 35%
Substandard	154	6	62	6
LTV => 35%
Pass	563	56	69	17
Substandard	—	—	582	—
Home equity and lines of credit
Pass	36	2	8	3
Commercial and industrial loans
Substandard	127	—	81	—
With a Related Allowance Recorded:
Real estate loans:
Commercial
LTV => 35%
Substandard	404	—	5,800	62
One-to-four family residential
LTV < 60%
Pass	165	7	137	—
Special Mention	—	—	—	—
Substandard	1,264	20	1,575	26
LTV => 60%
Pass	271	19	110	6
Special Mention	—	—	—	—
Substandard	152	—	796	4
Multifamily
LTV => 35%
Pass	778	—	794	50
Substandard	180	—	546	—
Home equity and lines of credit

NORTHFIELD BANCORP, INC.  AND SUBSIDIARIES
Notes to Consolidated Financial Statements - (Continued)

	December 31, 2017		December 31, 2016
	Average Recorded Investment	Interest Income	Average Recorded Investment	Interest Income
Pass	153	—	264	8
Special Mention	—	—	34	—
Substandard	37	1	40	1
Commercial and industrial loans
Special Mention	25	1	27	1
Total:
Real estate loans:
Commercial	18,322	810	23,633	743
One-to-four family residential	3,422	133	3,729	114
Multifamily	1,675	62	2,053	73
Home equity and lines of credit	226	3	346	12
Commercial and industrial loans	152	1	108	1
	$23,797	$1,009	$29,869	$943

There was one one-to-four family residential loan modified as a troubled debt restructuring (“TDR”) during the year ended December 31, 2017. This loan had a pre- and post-modification balance of $256,000 as of the date of modification, and was restructured to receive a reduced interest rate. Since modification, the loan subsequently defaulted. There were no loans modified as TDRs during the year ended December 31, 2016.

At December 31, 2017 and 2016, we had TDRs of $18.3 million and $22.4 million, respectively.

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

(6)	Premises and Equipment, Net

At December 31, 2017 and 2016, premises and equipment, less accumulated depreciation and amortization, consists of the following (in thousands):

	December 31,
	2017	2016
At cost:
Land	$4,018	$4,018
Buildings and improvements	8,883	8,856
Capital leases	2,600	2,600
Furniture, fixtures, and equipment	22,677	21,962
Leasehold improvements	28,721	27,398
	66,899	64,834
Accumulated depreciation and amortization	(41,153)	(37,924)
Premises and equipment, net	$25,746	$26,910

Depreciation expense for the years ended December 31, 2017, 2016, and 2015, was $3.2 million, $3.6 million, and $3.4 million, respectively.

NORTHFIELD BANCORP, INC.  AND SUBSIDIARIES
Notes to Consolidated Financial Statements - (Continued)

There were no sales of premises and equipment in 2017, 2016, or 2015.

(7)	Deposits

Deposit account balances are summarized as follows (dollars in thousands):

	As of December 31,
	2017		2016
	Amount	Weighted Average Rate	Amount	Weighted Average Rate
Transaction:
Negotiable orders of withdrawal	$465,140	0.39%	$467,440	0.34%
Non-interest bearing checking	407,267	—%	390,484	—%
Total transaction	872,407	0.21%	857,924	0.19%
Savings:
Money market	800,854	0.72%	818,660	0.67%
Savings	424,789	0.18%	500,926	0.24%
Total savings	1,225,643	0.53%	1,319,586	0.51%
Certificates of deposit:
Under $100,000	401,063	1.42%	484,480	1.22%
$100,000 or more	337,866	1.51%	51,597	1.48%
Total certificates of deposit	738,929	1.46%	536,077	1.24%
Total deposits	$2,836,979	0.67%	$2,713,587	0.55%

The Company had brokered deposits (included in certificates of deposit in the above table) of $150.6 million and $98.8 million at December 31, 2017 and 2016, respectively.

Scheduled maturities of certificates of deposit are summarized as follows (in thousands):

December 31, 2017
2018	$401,315
2019	157,397
2020	122,899
2021	23,511
2022	33,807
Thereafter	—
Total	$738,929

Interest expense on deposits is summarized as follows (in thousands):

	December 31,
	2017	2016	2015
Negotiable order of withdrawal and money market	$7,336	$5,634	$2,816
Savings-passbook and statement	897	2,124	2,141
Certificates of deposit	8,153	6,529	5,466
	$16,386	$14,287	$10,423

NORTHFIELD BANCORP, INC.  AND SUBSIDIARIES
Notes to Consolidated Financial Statements - (Continued)

(8)	Borrowings

Borrowings consisted of securities sold under agreements to repurchase (repurchase agreements), FHLB advances, floating rate advances, and obligations under capital leases and are summarized as follows (in thousands):

	December 31,
	2017	2016
Repurchase agreements	$2,000	$8,000
Other borrowings:
FHLB advances	464,217	453,220
Floating rate advances	5,033	11,463
Obligations under capital leases	299	523
	$471,549	$473,206

FHLB advances are secured by a blanket lien on unencumbered securities and the Company’s FHLB capital stock.

Repurchase agreements and FHLB advances have contractual maturities as follows (in thousands):

	December 31, 2017
	FHLB	Repurchase
	Advances	Agreements
2018	$160,715	$2,000
2019	123,502	—
2020	90,000	—
2021	70,000	—
2022	20,000	—
	$464,217	$2,000

At December 31, 2017, repurchase agreements have a weighted average rate of 3.39%, with $2.0 million maturing in the first quarter of 2018.  The repurchase agreements are secured primarily by mortgage-backed securities with an amortized cost of $4.7 million, and a fair value of $4.6 million, at December 31, 2017.  At December 31, 2016, repurchase agreements had a weighted average rate of 3.19%, with $4.0 million maturing in the first quarter of 2017 and $4.0 million maturing in more than 90 days. The repurchase agreements were secured primarily by mortgage-backed securities with an amortized cost of $13.7 million, and a fair value of $13.9 million, at December 31, 2016.

The Company has the ability to obtain additional funding from the FHLB and Federal Reserve Bank discount window of approximately $870.8 million, utilizing unencumbered and unpledged securities of $72.6 million and multifamily loans of $885.3 million at December 31, 2017.  The Company expects to have sufficient funds available to meet current commitments in the normal course of business.

Interest expense on borrowings is summarized as follows (in thousands):

	December 31,
	2017	2016	2015
Repurchase agreements	$137	$569	$2,446
FHLB advances	7,390	6,743	6,742
Floating rate advances	33	27	17
Obligations under capital leases	30	42	60
	$7,590	$7,381	$9,265

NORTHFIELD BANCORP, INC.  AND SUBSIDIARIES
Notes to Consolidated Financial Statements - (Continued)

(9)	Income Taxes

Income tax expense (benefit) consists of the following (in thousands):

	December 31,
	2017	2016	2015
Federal tax expense (benefit):
Current	$10,113	$14,218	$11,796
Deferred	14,290	(1,260)	(2,305)
	24,403	12,958	9,491
State and local tax expense (benefit):
Current	1,672	2,506	1,811
Deferred	903	(1,799)	673
	2,575	707	2,484
Total income tax expense	$26,978	$13,665	$11,975

Reconciliation between the amount of reported total income tax expense and the amount computed by multiplying the applicable statutory income tax rate for the years ended December 31, 2017, 2016, and 2015, is as follows (dollars in thousands):

	December 31,
	2017	2016	2015
Tax expense at statutory rate of 35%	$18,111	$13,928	$11,027
Increase (decrease) in taxes resulting from:
State tax, net of federal income tax	1,674	460	1,615
Impact of 2017 federal tax reform	10,453	—	—
Bank owned life insurance	(1,885)	(1,399)	(1,319)
ESOP fair market value adjustment	404	352	—
Incentive stock options	247	299	210
Uncertain tax position	132	178	51
Merger related costs	—	74	201
Excess tax benefits from employee share based payments	(2,309)	—	—
Other, net	151	(227)	190
Income tax expense	$26,978	$13,665	$11,975

Federal Tax Reform

On December 22, 2017, H.R.1, commonly known as the Tax Cuts and Jobs Act (the “Tax Act”), was signed into law. The Tax Act includes many provisions that will affect our income tax expense, including reducing our federal tax rate from 35% to 21%, effective January 1, 2018. As a result of this rate reduction, we were required to re-measure, through income tax expense in the period of enactment, our deferred tax assets and liabilities using the enacted rate at which we expect them to be recovered or settled. The re-measurement of our net deferred tax asset resulted in additional 2017 income tax expense of $10.5 million.

Also on December 22, 2017, the Securities and Exchange Commission released Staff Accounting Bulletin No. 118 (“SAB 118”) to address any uncertainty or diversity of views in practice in accounting for the income tax effects of the Tax Act in situations where a registrant does not have the necessary information available, prepared, or analyzed in reasonable detail to complete this accounting in the reporting period that includes the enactment date. SAB 118 describes three scenarios associated with a company’s status of accounting for the TaxAct: (1) a company reflects the income tax effects of the Tax Act in which the accounting under ASC 740 is complete, (2) a company is able to determine a reasonable estimate for certain effects of tax reform and records that estimate as a provisional amount, or (3) a company is not able to determine a reasonable estimate and therefore continues to apply ASC 740, Income Taxes, based on the provisions of the tax laws in effect immediately prior to tax reform being enacted. SAB 118 allows for a measurement period, not to extend beyond one year from the Tax Act’s enactment date, to complete the necessary accounting. There were no items for which the Company was unable to make reasonable estimates for the effects of the Tax Act changes.

NORTHFIELD BANCORP, INC.  AND SUBSIDIARIES
Notes to Consolidated Financial Statements - (Continued)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2017 and 2016, are as follows (in thousands):

	December 31,
	2017	2016
Deferred tax assets:
Allowance for loan losses	$6,836	$9,470
Capitalized leases	84	213
Deferred compensation	3,474	5,686
Accrued salaries	2	1,128
Postretirement benefits	381	576
Equity awards	3,582	5,005
Unrealized actuarial losses on post-retirement benefits	93	124
Straight-line leases adjustment	892	1,219
Asset retirement obligation	65	89
Reserve for accrued interest receivable	712	1,116
Reserve for loan commitments	124	193
Employee Stock Ownership Plan	497	642
Other	236	366
Depreciation	2,116	2,509
Fair value adjustments of acquired loans	4,868	10,168
Fair value adjustments of pension benefit obligations	154	250
Unrealized losses on securities	2,070	2,775
Total gross deferred tax assets	26,186	41,529
Deferred tax liabilities:
Fair value adjustments of acquired securities	35	82
Fair value adjustments of deposit liabilities	358	547
Deferred loan fees	1,815	1,910
Undistributed earnings related to NSB Realty Trust	939	—
Other	37	59
Total gross deferred tax liabilities	3,184	2,598
Net deferred tax asset	$23,002	$38,931

Net deferred tax assets are included in other assets on the consolidated balance sheets. In 2016, the Company recorded net deferred tax assets of approximately $3.9 million as a result of the Hopewell Valley acquisition.

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

As a savings institution, the Bank is subject to a special federal tax provision regarding its frozen tax bad debt reserve. At December 31, 2017 and December 31, 2016, the Bank’s federal tax bad debt base-year reserve was $5.9 million, with a related net deferred tax liability of $2.8 million, which has not been recognized since the Bank does not expect that this reserve will become taxable in the foreseeable future. Events that would result in taxation of this reserve include redemptions of the Bank’s stock or certain excess distributions by the Bank to the Company.

NORTHFIELD BANCORP, INC.  AND SUBSIDIARIES
Notes to Consolidated Financial Statements - (Continued)

A reconciliation of the Company’s uncertain tax positions are as follows (in thousands):

	December 31,
	2017	2016	2015
Beginning balance	$459	$281	$230
Settlements based on tax positions related to prior years	(109)	—	—
Additions based on tax positions related to prior years	132	178	51
Ending balance	$482	$459	$281

The Company recognizes interest and penalties on income taxes in income tax expense.

The following years are open for examination or under examination:

•	Federal tax filings for 2014 through present.

•	New York State tax filings 2014 through present. The 2013 through 2014 filings are currently under examination.

•	New York City tax filings 2014 through present. The 2010 through 2012 filings are currently under examination.

•	State of New Jersey 2014 through present.

(10)	Retirement Benefits

The Company has a 401(k) plan for its employees, which grants eligible employees (those salaried employees with at least three months of service) the opportunity to invest from 2% to 15% of their base compensation in certain investment alternatives. The Company contributes an amount equal to 25% of employee contributions on the first 6% of base compensation contributed by eligible employees for the first three years of participation. Subsequent years of participation in excess of three years will increase the Company matching contribution from 25% to 50% of an employee’s contributions, on the first 6% of base compensation contributed by eligible employees. A member becomes fully vested in the Company’s contributions upon (a) completion of five years of service, or (b) normal retirement, early retirement, permanent disability, or death. The Company’s contribution to this plan amounted to approximately $387,000, $384,000, and $321,000 for the years ended December 31, 2017, 2016, and 2015, respectively.

The Company also maintains a profit-sharing plan in which the Company can contribute to the participant’s 401(k) account, at its discretion, up to the legal limit of the Internal Revenue Code. The Company did not contribute to the profit sharing plan during 2017, 2016, and 2015.

The Company maintains the Northfield Bank ESOP. The ESOP is a tax-qualified plan designed to invest primarily in the Company’s common stock. The ESOP provides employees with the opportunity to receive a funded retirement benefit from the Bank, based primarily on the value of the Company’s common stock. The ESOP purchased 2,463,884 shares of the Company’s common stock in the Company’s initial public offering at a price of $7.13 per share. This purchase was funded with a loan from Northfield Bancorp, Inc. to the ESOP. The outstanding balance at December 31, 2017 and 2016 was $11.5 million and $12.1 million, respectively. The shares of the Company’s common stock purchased in the initial public offering are pledged as collateral for the loan. Shares are released for allocation to participants as loan payments are made. A total of 99,670 and 97,836 shares were released and allocated to participants of the ESOP for the years ended December 31, 2017 and 2016, respectively. Cash dividends on unallocated shares are utilized to satisfy required debt payments. Dividends on allocated shares are utilized to prepay debt which releases additional shares to participants.

Upon completion of the Company’s second-step conversion, a second ESOP was established for employees in 2013, which purchased 1,422,357 shares of the Company’s common stock at a price of $10.00 per share. The purchase was funded with a loan from Northfield Bancorp, Inc. to the second ESOP. The outstanding balance at December 31, 2017 and 2016 was $12.6 million and $12.9 million, respectively. The shares of the Company’s common stock purchased in the second-step conversion are pledged as collateral for the loan. Shares are released for allocation to participants as loan payments are made. A total of 51,189 and 50,086 shares were released and allocated to participants of the second ESOP for the years ended December 31, 2017 and 2016, respectively. Cash dividends on unallocated shares are utilized to satisfy required debt payments. Dividends on allocated shares are utilized to prepay debt which releases additional shares to participants.

NORTHFIELD BANCORP, INC.  AND SUBSIDIARIES
Notes to Consolidated Financial Statements - (Continued)

ESOP compensation expense for both plans for the years ended December 31, 2017, 2016, and 2015 was $2.2 million, $2.0 million, and $1.9 million, respectively.

The Company maintains a Supplemental Employee Stock Ownership Plan (the "SESOP"), a non-qualified plan, that provides supplemental benefits to certain executives who are prevented from receiving the full benefits contemplated by the ESOP’s benefit formula due to tax law limits for tax-qualified plans. The supplemental payments for the SESOP consist of cash payments representing the value of Company shares that cannot be allocated to participants under the ESOPs due to legal limitations imposed on tax-qualified plans. The Company's required contributions to the SESOP plan were $84,000, $82,000, and $82,000 for the years ended December 31, 2017, 2016, and 2015, respectively.

The Company provides post-retirement medical and life insurance to a limited number of retired individuals.  The Company also provides retiree life insurance benefits to all qualified employees, up to certain limits.  The following tables set forth the funded status and components of postretirement benefit costs at December 31 measurement dates (in thousands):

	2017	2016	2015
Accumulated postretirement benefit obligation beginning of year	$1,697	$1,950	$1,846
Service cost	11	8	9
Interest cost	57	71	62
Actuarial (gain) loss	(8)	(214)	149
Benefits paid	(112)	(118)	(116)
Accumulated postretirement benefit obligation end of year	1,645	1,697	1,950
Accrued liability (included in accrued expenses and other liabilities)	$1,645	$1,697	$1,950

The following table sets forth the amounts recognized in accumulated other comprehensive income (loss) (in thousands):

	December 31,
	2017	2016
Net loss	$274	$310
Transition obligation	—	—
Prior service cost	—	—
Loss recognized in accumulated other comprehensive income (loss)	$274	$310

The estimated net loss, prior service cost, and transition obligation, that will be amortized from accumulated other comprehensive income (loss) into net periodic cost in 2018, are $25,000,  $0, and $0 respectively.

The following table sets forth the components of net periodic postretirement benefit costs for the years ended December 31, 2017, 2016, and 2015 (in thousands):

	December 31,
	2017	2016	2015
Service cost	$11	$8	$9
Interest cost	57	71	62
Amortization of transition obligation	—	—	17
Amortization of prior service costs	—	12	38
Amortization of unrecognized loss	28	54	44
Net postretirement benefit cost included in compensation and employee benefits	$96	$145	$170

NORTHFIELD BANCORP, INC.  AND SUBSIDIARIES
Notes to Consolidated Financial Statements - (Continued)

The assumed discount rate related to plan obligations reflects the weighted average of published market rates for high-quality corporate bonds with terms similar to those of the plans expected benefit payments, rounded to the nearest quarter percentage point. The Company’s discount rate and rate of compensation increase used in accounting for the plan are as follows:

	2017	2016	2015
Assumptions used to determine benefit obligation at period end:
Discount rate	3.25%	3.50%	3.75%
Rate of increase in compensation	4.00%	4.00%	4.00%
Assumptions used to determine net periodic benefit cost for the year:
Discount rate	3.50%	3.75%	3.50%
Rate of increase in compensation	4.00%	4.00%	4.00%

At December 31, 2017, a medical cost trend rate of 8.75% decreasing 0.50% per year thereafter until an ultimate rate of 4.75% is reached, was used in the plan’s valuation.  The Company’s healthcare cost trend rates are based, among other things, on the Company’s own experience and third-party analysis of recent and projected healthcare cost trends.

A one percentage-point change in assumed heath care cost trends would have the following effects (in thousands):

	One Percentage Point Increase		One Percentage Point Decrease
	2017	2016	2017	2016
Effect on benefits earned and interest cost	$4	$6	$(4)	$(5)
Effect on accumulated postretirement benefit obligation	111	121	(100)	(108)

A one percentage-point change in assumed heath care cost trends would have the following effects (in thousands):

	One Percentage Point Increase			One Percentage Point Decrease
	2017	2016	2015	2017	2016	2015
Aggregate of service and interest components of net periodic cost (benefit)	$4	$6	$6	$(4)	$(5)	$(4)

Benefit payments of approximately $112,000, $118,000, and $116,000 were made in 2017, 2016, and 2015, respectively. The benefits expected to be paid under the postretirement health benefits plan for the next five years are as follows: $121,000 in 2018; $124,000 in 2019; $126,000 in 2020; $127,000 in 2021; and $127,000 in 2022. The benefit payments expected to be paid in the aggregate for the years 2023 through 2027 are $594,000. The expected benefits are based on the same assumptions used to measure the Company’s benefit obligation at December 31, 2017, and include estimated future employee service.

The Company maintains a nonqualified plan to provide for the elective deferral of all or a portion of director fees by members of the board of directors, deferral of all or a portion of the compensation and/or annual incentive compensation payable to eligible employees of the Company, and to provide to certain officers of the Company benefits in excess of those permitted to be paid by the Company’s savings plan, ESOP, and profit-sharing plan under the applicable Internal Revenue Code. The plan obligation was approximately $13.7 million and $14.1 million at December 31, 2017 and 2016, respectively, and is included in accrued expenses and other liabilities on the consolidated balance sheets. Income under this plan was $1.1 million, $503,000, and $392,000 for the years ended December 31, 2017, 2016, and 2015, respectively. The Company invests to fund this future obligation, in various mutual funds designated as trading securities. The securities are marked-to-market through current period earnings as a component of non-interest income. Accrued obligations under this plan are credited or charged with the return on the trading securities portfolio as a component of compensation and benefits expense.

NORTHFIELD BANCORP, INC.  AND SUBSIDIARIES
Notes to Consolidated Financial Statements - (Continued)

(11)	Equity Incentive Plan

The Company maintains the Northfield Bancorp, Inc. 2008 Equity Incentive Plan (the “2008 EIP”) which allows the Company to grant common stock or options to purchase common stock at specific prices to directors and employees of the Company. The 2008 EIP provides for the issuance or delivery of up to 4,311,796 shares (1,231,941 restricted shares and 3,079,855 stock options) of Northfield Bancorp, Inc. common stock subject to certain plan limitations. As of December 31, 2017, 3,378 restricted shares and 17,299 stock options remain available for issuance under the 2008 EIP. The stock options and restricted stock granted in 2017 vest in varying installments over a period ranging from 10 to 34 months, the first vesting beginning on May 27, 2018. Prior to 2017, all stock options and restricted stock granted vest in equal installments over a five year period beginning one year from the date of grant. The vesting of options and restricted stock awards may accelerate in accordance with the terms of the 2008 EIP. During 2017, the Company granted to certain directors and employees in aggregate 34,500 restricted shares and 98,244 stock options to purchase Company stock. In 2016, the Company granted to an employee 20,000 restricted shares and 40,000 stock options to purchase Company stock. Stock options were granted at an exercise price equal to the fair value of the Company’s common stock on the grant date based on quoted market prices and all have an expiration period of ten years. The Company is expensing the grant date fair value of all employee and director share-based compensation over the requisite service periods on a straight-line basis.

    The fair value of stock options granted was estimated utilizing the Black-Scholes option pricing model using the following assumptions:

	Year Ended December 31,
	2017			2016
Grant Date	November 1, 2017	September 19, 2017	August 1, 2017	November 16, 2016
Stock options granted	40,000	12,500	45,744	40,000
Risk-free rate of return	2.06%	1.89%	1.86%	1.8%
Volatility	29.22%	30.06%	29.46%	30.07%
Dividend yield	2.37%	1.98%	1.91%	1.74%
Expected life	5.75	5.75	5.75	6.5

The Company also maintains the Northfield Bancorp, Inc. 2014 Equity Incentive Plan (the “2014 EIP”) which allows the Company to grant common stock or options to purchase common stock at specific prices to directors and employees of the Company. The 2014 EIP provides for the issuance or delivery of up to 4,978,249 shares (1,422,357 restricted shares and 3,555,892 stock options) of Northfield Bancorp, Inc. common stock subject to certain plan limitations. As of December 31, 2017, 148,816 restricted shares and 330,273 stock options remain available for issuance under the 2014 EIP. All stock options and restricted stock granted to date vest in equal installments over a five year period beginning one year from the date of grant. The vesting of options and restricted stock awards may accelerate in accordance with terms of the 2014 EIP. Stock options were granted at an exercise price equal to the fair value of the Company’s common stock on the grant date based on quoted market prices and all have an expiration period of ten years. In May 2015, the Company granted to certain directors and employees 419,000 restricted shares, and 1,090,000 stock options to purchase Company stock. The vesting of options and restricted stock awards may accelerate in accordance with terms of the 2014 EIP. Stock options were granted at an exercise price equal to the fair value of the Company’s common stock on the grant date based on quoted market prices and all have an expiration period of ten years. The fair value of stock options granted on May 27, 2015, was estimated utilizing the Black-Scholes option pricing model using the following assumptions: an expected life of 6.5 years, risk-free rate of return of 1.67%, volatility of 32.06% and a dividend yield of 1.90%.

During the years ended December 31, 2017, 2016, and 2015, the Company recorded, $6.2 million, $7.3 million, and $6.8 million of stock-based compensation.

NORTHFIELD BANCORP, INC.  AND SUBSIDIARIES
Notes to Consolidated Financial Statements - (Continued)

The following table is a summary of the Company’s non-vested stock options as of December 31, 2017, and changes therein during the year then ended:

	Number of Stock Options	Weighted Average Grant Date Fair Value	Weighted Average Exercise Price	Weighted Average Contractual Life (years)
Outstanding- December 31, 2015	6,011,861	$3.30	$10.93	6.41
Granted	40,000	4.94	18.44	9.88
Forfeited	(32,520)	4.00	13.78	—
Exercised	(690,671)	2.52	7.84	—
Outstanding- December 31, 2016	5,328,670	3.41	11.36	5.78
Granted	98,244	4.04	16.73	9.71
Forfeited	(247,484)	3.93	13.68	—
Exercised	(558,743)	2.41	7.52	—
Outstanding - December 31, 2017	4,620,687	3.51	11.82	5.17
Exercisable - December 31, 2017	3,118,615	$3.25	$10.75	4.26

Expected future stock option expense related to the non-vested options outstanding as of December 31, 2017, is $3.9 million over an average period of 1.9 years.

The following is a summary of the status of the Company’s restricted shares as of December 31, 2017, and changes therein during the year then ended:

	Number of Shares Awarded	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2015	1,193,862	$13.70
Granted	20,000	18.44
Vested	(277,580)	13.61
Forfeited	(12,280)	13.87
Non-vested at December 31, 2016	924,002	13.82
Granted	34,500	16.70
Vested	(279,660)	13.68
Forfeited	(92,947)	13.92
Non-vested at December 31, 2017	585,895	$14.05

Expected future stock award expense related to the non-vested restricted awards as of December 31, 2017, is $5.4 million over an average period of 1.9 years.

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

At December 31, 2017 and 2016, the following commitment and contingent liabilities existed that are not reflected in the accompanying consolidated financial statements (in thousands):

NORTHFIELD BANCORP, INC.  AND SUBSIDIARIES
Notes to Consolidated Financial Statements - (Continued)

	December 31,
	2017	2016
Commitments to extend credit	$43,611	$46,069
Unused lines of credit	98,433	78,825
Standby letters of credit	7,000	7,463

The Company’s maximum exposure to credit losses in the event of nonperformance by the other party to these commitments is represented by the contractual amount. The Company uses the same credit policies in granting commitments and conditional obligations as it does for amounts recorded in the consolidated balance sheets. These commitments and obligations do not necessarily represent future cash flow requirements.  The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary, is based on management’s assessment of risk. Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third-party. The guarantees generally extend for a term of up to one year and are fully collateralized. For each guarantee issued, if the customer defaults on a payment to the third-party, the Company would have to perform under the guarantee. The unamortized fee on standby letters of credit approximates their fair value; such fees were insignificant at December 31, 2017, and at December 31, 2016. The Company maintains an allowance for estimated losses on commitments to extend credit in other liabilities.  At December 31, 2017 and 2016, the allowance was $442,000 and $475,000, respectively, and changes to the allowance are recorded as a component of other non-interest expense.

At December 31, 2017, the Company was obligated under non-cancelable operating leases and capitalized leases on property used for banking purposes. Most leases contain escalation clauses and renewal options which provide for increased rentals as well as for increases in certain property costs including real estate taxes, common area maintenance, and insurance.

In July 2017, the Company entered into an amendment to the lease contract for its main office premises in Woodbridge, New Jersey, to lease an additional 6,919 square feet of office space in the same building and extend the lease term by 10 years and eight months from July 1, 2018 through February 28, 2029 which will increase the Company's future minimum lease commitments by approximately $9.4 million. In October 2017, the Company entered into a new lease agreement for 3,600 square feet of office space at a branch facility in Staten Island, New York, for a term of 15 years through September 2032 which will increase our future minimum lease commitments by approximately $2.5 million.

The projected minimum annual rental payments and receipts under the capitalized leases and operating leases are as follows (in thousands):

	Rental Payments Capitalized Leases	Rental Payments Operating Leases
Year ending December 31:
2018	$262	$4,867
2019	44	5,167
2020	—	5,334
2021	—	4,885
2022	—	4,204
Thereafter	—	35,748
Total minimum lease payments	$306	$60,205

Net rental expense included in occupancy expense was approximately $5.3 million, $5.2 million, and $4.6 million for the years ended December 31, 2017, 2016, and 2015, respectively.

In the normal course of business, the Company may be a party to various outstanding legal proceedings and claims. In the opinion of management, the consolidated financial statements will not be materially affected by the outcome of such legal proceedings and claims.

The Bank has entered into employment and change in control agreements with its President and Chief Executive Officer and the other executive officers of the Company to ensure the continuity of executive leadership, to clarify the roles and responsibilities of executives, and to make explicit the terms and conditions of executive employment. These agreements are for a term of three years subject to review and annual renewal, and provide for certain levels of base annual salary and in the event

NORTHFIELD BANCORP, INC.  AND SUBSIDIARIES
Notes to Consolidated Financial Statements - (Continued)

of a change in control, as defined, or in the event of termination, as defined, certain levels of base salary, bonus payments, and benefits for a period of up to three years.

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

On January 1, 2015, a final rule issued by the federal bank regulatory agencies became effective which revised their leverage and risk-based capital requirements and the method for calculating risk-weighted assets to make them consistent with agreements that were reached by the Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Act.  Among other things, the new rule establishes a new common equity Tier 1 minimum capital requirement (4.5% of risk-weighted assets), increases the minimum Tier 1 capital to risk-based assets requirement (from 4% to 6% of risk-weighted assets) and assigns a higher risk weight (150%) to exposures that are more than 90 days past due or are on non-accrual status, and to certain commercial real estate facilities that finance the acquisition, development, or construction of real property.  The final rule also requires unrealized gains and losses on certain “available-for-sale” securities holdings to be included for purposes of calculating regulatory capital requirements unless a one-time opt-in or opt-out election is exercised.  The rule limits a banking organization's capital distributions and certain discretionary bonus payments if the banking organization does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets in addition to the amount necessary to meet its minimum risk-based capital requirements. The capital conservation buffer requirement was phased in beginning January 1, 2016 at 0.625% of risk-weighted assets and increases each year until fully phased by January 1, 2019 at 2.5%. For calendar year 2017, the capital conservation buffer was 1.25%. It increased to 1.875% on January 1, 2018. The final rule also implemented consolidated capital requirements for savings and loan holding companies, such as the Company, effective January 1, 2015.

Prompt Corrective

Management believes that as of December 31, 2017, and December 31, 2016, the Bank exceeded all capital adequacy requirements to which it is subject. Further, the most recent OCC notification categorized the Bank as a well-capitalized institution under the prompt corrective action regulations. There have been no conditions or events since that notification that management believes have changed the Bank's classification.

The following is a summary of Northfield Bank’s regulatory capital amounts and ratios compared to the regulatory requirements as of December 31, 2017 and 2016, for classification as a well-capitalized institution and minimum capital

NORTHFIELD BANCORP, INC.  AND SUBSIDIARIES
Notes to Consolidated Financial Statements - (Continued)

(dollars in thousands):

					For Well
			For Capital		Capitalized
			Adequacy		Under Prompt Corrective
	Actual		Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2017:
Common Equity Tier 1 Capital (to risk-weighted assets)	$559,717	16.70%	$150,862	4.50%	$217,912	6.50%
Tier 1 Leverage	559,717	14.15	158,220	4.00	197,775	5.00
Tier I capital (to risk-weighted assets)	559,717	16.70	201,150	6.00	268,200	8.00
Total capital (to risk-weighted assets)	586,361	17.49	268,200	8.00	335,250	10.00
As of December 31, 2016:
Common Equity Tier 1 Capital (to risk-weighted assets)	$553,715	17.75%	$140,371	4.50%	$202,758	6.50%
Tier 1 Leverage	553,715	14.55	152,213	4.00	190,267	5.00
Tier I capital (to risk-weighted assets)	553,715	17.75	187,161	6.00	249,548	8.00
Total capital (to risk-weighted assets)	578,828	18.56	249,548	8.00	311,935	10.00

The following is a summary of the Company's regulatory capital amounts and ratios compared to the regulatory requirements as of December 31, 2017 and 2016, for classification as a well-capitalized institution and minimum capital (dollars in thousands).

					For Well
			For Capital		Capitalized
			Adequacy		Under Prompt Corrective
	Actual		Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2017:
Common Equity Tier 1 Capital (to risk-weighted assets)	$604,208	18.02%	$150,917	4.50%	$217,991	6.50%
Tier 1 Leverage	604,208	15.27	158,254	4.00	197,818	5.00
Tier I capital (to risk-weighted assets)	604,208	18.02	201,222	6.00	268,296	8.00
Total capital (to risk-weighted assets)	630,853	18.81	268,296	8.00	335,370	10.00
As of December 31, 2016:
Common Equity Tier 1 Capital (to risk-weighted assets)	$586,055	18.79%	$140,329	4.50%	$202,698	6.50%
Tier 1 Leverage	586,055	15.40	152,213	4.00	190,267	5.00
Tier I capital (to risk-weighted assets)	586,055	18.79	187,106	6.00	249,474	8.00
Total capital (to risk-weighted assets)	611,168	19.60	249,474	8.00	380,533	10.00

(14)	Fair Value of Measurement

The following table presents the assets reported on the consolidated balance sheet at their estimated fair value as of December 31, 2017 and 2016, by level within the Fair Value Measurements and Disclosures Topic of the FASB Accounting Standards Codification.  Financial assets and liabilities are classified in their entirety based on the level of input that is significant to the fair value measurement.  The fair value hierarchy is as follows:

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

NORTHFIELD BANCORP, INC.  AND SUBSIDIARIES
Notes to Consolidated Financial Statements - (Continued)

credit risks and default rates) or inputs that are derived principally from or corroborated by observable market data by correlations or other means.

•	Level 3 Inputs – Significant unobservable inputs that reflect the Company’s own assumptions that market participants would use in pricing the assets or liabilities.
The following tables summarize financial assets and financial liabilities measured at fair value as of December 31, 2017 and 2016, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands):

	Fair Value Measurements at December 31, 2017 Using:
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Measured on a recurring basis:
Assets:
Investment securities:
Available-for-sale:
Mortgage-backed securities
GSE	$445,224	$—	$445,224	$—
Non-GSE	79	—	79	—
Debt securities
Municipal bonds	349	—	349
Corporate bonds	68,130	—	68,130	—
Other securities
Equity investments - mutual funds	323	323	—	—
Other	1,016	—	1,016	—
Total available-for-sale	515,121	323	514,798	—
Trading securities	9,597	9,597	—	—
Total	$524,718	$9,920	$514,798	$—
Measured on a non-recurring basis:
Assets:
Impaired loans:
Real estate loans:
Commercial real estate	$4,645	$—	$—	$4,645
One-to-four family residential mortgage	1,735	—	—	1,735
Multifamily	51	—	—	51
Home equity and lines of credit	31	—	—	31
Total impaired real estate loans	6,462	—	—	6,462
Commercial and industrial loans	21	—	—	21
Other real estate owned	850	—	—	850
Total	$7,333	$—	$—	$7,333

NORTHFIELD BANCORP, INC.  AND SUBSIDIARIES
Notes to Consolidated Financial Statements - (Continued)

	Fair Value Measurements at December 31, 2016 Using:
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Measured on a recurring basis:
Assets:
Investment securities:
Available-for-sale:
Mortgage-backed securities
GSE	$448,842	$—	$448,842	$—
Non-GSE	270	—	270	—
Debt securities
Municipal Bonds	2,158		2,158	—
Corporate bonds	45,159		45,159	—
Other securities
Equity investments - mutual funds	1,218	271	947	—
Other	1,250		1,250	—
Total available-for-sale	498,897	271	498,626	—
Trading securities	7,857	7,857	—	—
Total	$506,754	$8,128	$498,626	$—
Measured on a non-recurring basis:
Assets:
Impaired loans:
Real estate loans:
Commercial real estate	$10,730	$—	$—	$10,730
One-to-four family residential mortgage	2,177	—	—	2,177
Multifamily	1,276	—	—	1,276
Home equity and lines of credit	274	—	—	274
Total impaired real estate loans	14,457	—	—	14,457
Commercial and industrial loans	21	—	—	21
Other real estate owned	850	—	—	850
Total	$15,328	$—	$—	$15,328

The following table presents qualitative information for Level 3 assets measured at fair value on a non-recurring basis at December 31, 2017:

	Fair Value	Valuation Methodology	Unobservable Inputs	Range of Inputs
	(in thousands)
Impaired loans	$6,483	Appraisals	Discount for costs to sell	7.0%
			Discount for quick sale	10.0%
		Discounted cash flows	Interest rates	3.13% - 6.5%
Other real estate owned	$850	Appraisals	Discount for costs to sell	7.0%

The following table presents qualitative information for Level 3 assets measured at fair value on a non-recurring basis at December 31, 2016:

NORTHFIELD BANCORP, INC.  AND SUBSIDIARIES
Notes to Consolidated Financial Statements - (Continued)

	Fair Value	Valuation Methodology	Unobservable Inputs	Range of Inputs
	(in thousands)
Impaired loans	$14,478	Appraisals	Discount for costs to sell	7.0%
			Discount for quick sale	10.0%
		Discounted cash flows	Interest rates	4.75% - 7.5%
Other real estate owned	$850	Appraisals	Discount for costs to sell	7.0%

Available-for-Sale Securities: The estimated fair values for mortgage-backed securities, GSE bonds, and corporate securities are obtained from a nationally recognized third-party pricing service. The estimated fair values are derived primarily from cash flow models, which include assumptions for interest rates, credit losses, and prepayment speeds. Broker/dealer quotes are utilized as well when such quotes are available and deemed representative of the market. The significant inputs utilized in the cash flow models are based on market data obtained from sources independent of the Company (observable inputs,) and are therefore classified as Level 2 within the fair value hierarchy. The estimated fair value of equity securities classified as Level 1, are derived from quoted market prices in active markets. Equity securities consist primarily of money market mutual funds. There were no transfers of securities between Level 1 and Level 2 during the year ended December 31, 2017.

Trading Securities: Fair values are derived from quoted market prices in active markets.  The assets consist of publicly traded mutual funds.

Impaired Loans: At December 31, 2017, and December 31, 2016, the Company had originated impaired loans held-for-investment with outstanding principal balances of $8.8 million and $17.7 million that were recorded at their estimated fair value of $6.5 million and $14.5 million, respectively. The Company recorded a net decrease in the specific reserve for impaired loans of $246,000 and $562,000 for the years ended December 31, 2017 and 2016, respectively, and net recoveries of $154,000 and net charge-offs of $810,000 for the years ended December 31, 2017 and 2016, respectively, utilizing Level 3 inputs. For purposes of estimating fair value of impaired loans, management utilizes independent appraisals, if the loan is collateral dependent, adjusted downward by management, as necessary, for changes in relevant valuation factors subsequent to the appraisal date, or the present value of expected future cash flows for non-collateral dependent loans and troubled debt restructurings.

Other Real Estate Owned:  At December 31, 2017 and 2016, the Company had assets acquired through foreclosure of $850,000, recorded at estimated fair value, less estimated selling costs when acquired, thus establishing a new cost basis. Estimated fair value is generally based on independent appraisals. These appraisals include adjustments to comparable assets based on the appraisers’ market knowledge and experience, and are considered Level 3 inputs. When an asset is acquired, the excess of the loan balance over fair value, less estimated selling costs, is charged to the allowance for loan losses. If the estimated fair value of the asset declines, a write-down is recorded through non-interest expense. The valuation of foreclosed assets is subjective in nature and may be adjusted in the future because of changes in the economic conditions.

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

Fair Value of Financial Instruments

The FASB Accounting Standards Topic for Financial Instruments requires disclosure of the fair value of financial assets and financial liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring or non-recurring basis. The methodologies for estimating the fair value of financial assets and financial liabilities that are measured at fair value on a recurring or non-recurring basis are discussed above. The following methods and assumptions were used to estimate the fair value of other financial assets and financial liabilities not already discussed above:

(a)	Cash, Cash Equivalents

Cash and cash equivalents are short-term in nature with original maturities of three months or less; the carrying amount approximates fair value.

NORTHFIELD BANCORP, INC.  AND SUBSIDIARIES
Notes to Consolidated Financial Statements - (Continued)

(b)	Securities (Held-to-Maturity)

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

NORTHFIELD BANCORP, INC.  AND SUBSIDIARIES
Notes to Consolidated Financial Statements - (Continued)

The estimated fair values of the Company’s significant financial instruments at December 31, 2017 and 2016, are presented in the following table (in thousands):

	December 31, 2017
		Estimated Fair Value
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$57,839	$57,839	$—	$—	$57,839
Trading securities	9,597	9,597	—	—	9,597
Securities available-for-sale	515,121	323	514,798	—	515,121
Securities held-to-maturity	9,931	—	9,892	—	9,892
FHLB of New York stock, at cost	25,046	—	25,046	—	25,046
Net loans held-for-investment	3,114,659	—	—	3,157,829	3,157,829
Financial liabilities:
Deposits	$2,836,979	$—	$2,839,666	$—	$2,839,666
Repurchase agreements and other borrowings	471,549	—	466,625	—	466,625
Advance payments by borrowers	14,798	—	14,798	—	14,798

	December 31, 2016
		Estimated Fair Value
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$96,085	$96,085	$—	$—	$96,085
Trading securities	7,857	7,857	—	—	7,857
Securities available-for-sale	498,897	271	498,626	—	498,897
Securities held-to-maturity	10,148	—	10,118	—	10,118
FHLB of New York stock, at cost	25,123	—	25,123	—	25,123
Net loans held-for-investment	2,943,489	—	—	2,970,438	2,970,438
Financial liabilities:
Deposits	$2,713,587	$—	$2,720,176	$—	$2,720,176
Repurchase agreements and other borrowings	473,206	—	472,387	—	472,387
Advance payments by borrowers	12,331	—	12,331	—	12,331

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

The following is a summary of the Company’s earnings per share calculations and reconciliation of basic to diluted earnings per share for the periods indicated (in thousands, except share data):

	December 31,
	2017	2016	2015
Net income available to common stockholders	$24,768	$26,130	$19,531

Weighted average shares outstanding-basic	45,325,445	44,374,389	42,285,712
Effect of non-vested restricted stock and stock options outstanding	1,550,285	1,343,498	1,192,769
Weighted average shares outstanding-diluted	46,875,730	45,717,887	43,478,481
Earnings per share-basic	$0.55	$0.59	$0.46
Earnings per share-diluted	$0.53	$0.57	$0.45
Anti-dilutive shares	334,927	777,733	2,679,507

Diluted earnings per share is computed using the same method as basic earnings per share, but reflects the potential dilution that could occur if stock options and unvested shares of restricted stock were exercised and converted into common stock. These potentially dilutive shares would then be included in the weighted average number of shares outstanding for the period using the treasury stock method. The Company adopted ASU No. 2016-09 effective January 1, 2017. The most significant impact of the amended guidance resulted in recognition of excess tax benefits within income tax expense, which resulted in an increase to net income and earnings per share. In addition, the guidance increases average diluted shares, since the Company no longer includes such excess tax benefits in the calculation of diluted shares. For further discussion, see Note 1 - “Summary of Significant Accounting Policies - Net Income per Common Share”.

NORTHFIELD BANCORP, INC.  AND SUBSIDIARIES
Notes to Consolidated Financial Statements - (Continued)

(16)	Parent-only Financial Information

The following condensed parent company only financial information reflects Northfield Bancorp, Inc.’s investment in its wholly-owned consolidated subsidiary, Northfield Bank, using the equity method of accounting.

Northfield Bancorp, Inc.
Condensed Balance Sheets

	December 31,
	2017	2016
	(in thousands)
Assets
Cash in Northfield Bank	$20,080	$8,953
Interest-earning deposits in other financial institutions	21	21
Investment in Northfield Bank	594,385	588,856
ESOP loan receivable	24,021	25,043
Other assets	1,185	118
Total assets	$639,692	$622,991
Liabilities and Stockholders' Equity
Total liabilities	$815	$1,795
Total stockholders' equity	638,877	621,196
Total liabilities and stockholders' equity	$639,692	$622,991

Northfield Bancorp, Inc.
 Condensed Statements of Comprehensive Income (Loss)

	Years Ended
	December 31,
	2017	2016	2015
	(in thousands)
Interest on ESOP loan	$939	$913	$875
Interest income on deposit in Northfield Bank	31	31	51
Gains (losses) on securities transactions, net	5	4	(4)
Undistributed earnings of Northfield Bank	24,887	26,303	19,718
Total income	25,862	27,251	20,640
Other expenses	872	936	891
Income tax expense	222	185	218
Total expense	1,094	1,121	1,109
Net income	$24,768	$26,130	$19,531
Comprehensive income:
Net income	$24,768	$26,130	$19,531
Other comprehensive loss, net of tax	(227)	(1,346)	(2,221)
Comprehensive income	$24,541	$24,784	$17,310

NORTHFIELD BANCORP, INC.  AND SUBSIDIARIES
Notes to Consolidated Financial Statements - (Continued)

Northfield Bancorp, Inc.
 Condensed Statements of Cash Flows

	December 31,
	2017	2016	2015
	(in thousands)
Cash flows from operating activities
Net income	$24,768	$26,130	$19,531
Adjustments to reconcile net income to net cash provided by operating activities:
Increase in other assets	(2,008)	(1,994)	(457)
(Gains) losses on securities transactions, net	(5)	(4)	4
(Decrease) increase in other liabilities	(980)	1,238	377
Undistributed earnings of Northfield Bank	(24,887)	(26,303)	(19,718)
Net cash used in operating activities	(3,112)	(933)	(263)
Cash flows from investing activities
Cash consideration paid for business acquisition	—	(13,644)	—
Dividends from Northfield Bank	28,763	14,700	25,900
Net cash provided by investing activities	28,763	1,056	25,900
Cash flows from financing activities
Principal payments on ESOP loan receivable	1,022	969	922
Purchase of treasury stock	—	(2,201)	(48,446)
Dividends paid	(15,646)	(14,074)	(12,184)
Exercise of stock options	100	120	158
Additional tax benefit on stock awards	—	1,512	122
Net cash used in financing activities	(14,524)	(13,674)	(59,428)
Net increase (decrease) in cash and cash equivalents	11,127	(13,551)	(33,791)
Cash and cash equivalents at beginning of year	8,974	22,525	56,316
Cash and cash equivalents at end of year	$20,101	$8,974	$22,525

NORTHFIELD BANCORP, INC.  AND SUBSIDIARIES
Notes to Consolidated Financial Statements - (Continued)

(17)        Selected Quarterly Financial Data (Unaudited)

The following tables are a summary of certain quarterly financial data for the years ended December 31, 2017 and 2016:

	2017 Quarter Ended
	March 31	June 30	September 30	December 31
	(Dollars in thousands, except per share data)
Selected Operating Data:
Interest income	$32,069	$32,660	$33,525	$34,615
Interest expense	5,392	5,751	6,173	6,660
Net interest income	26,677	26,909	27,352	27,955
Provision for loan losses	372	511	488	40
Net interest income after provision for loan losses	26,305	26,398	26,864	27,915
Other income	4,147	2,437	2,615	2,443
Other expenses	17,544	16,618	16,828	16,388
Income before income tax expense	12,908	12,217	12,651	13,970
Income tax expense	2,960	3,807	4,525	15,686
Net income (loss)	$9,948	$8,410	$8,126	$(1,716)
Net income per basic common share	$0.22	$0.19	$0.18	$(0.04)
Net income per diluted common share	$0.21	$0.18	$0.17	$(0.04)
	2016 Quarter Ended
	March 31	June 30	September 30	December 31
	(Dollars in thousands, except per share data)
Selected Operating Data:
Interest income	$30,169	$31,168	$31,525	$32,110
Interest expense	5,441	5,527	5,274	5,426
Net interest income	24,728	25,641	26,251	26,684
Provision (recoveries) for loan losses	(131)	14	472	280
Net interest income after provision for loan losses	24,859	25,627	25,779	26,404
Other income	2,229	2,533	2,667	2,643
Other expenses	21,499	17,494	17,377	16,576
Income before income tax expense	5,589	10,666	11,069	12,471
Income tax expense	1,929	3,681	3,782	4,273
Net income	$3,660	$6,985	$7,287	$8,198
Net income per basic common share	$0.08	$0.16	$0.16	$0.18
Net income per diluted common share	$0.08	$0.15	$0.16	$0.18

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Steven M. Klein, our President and Chief Executive Officer, and William R. Jacobs, our Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) or (the Exchange Act) as of December 31, 2017.  Based upon their evaluation, they each found that our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fourth quarter of 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting and we identified no material weaknesses requiring corrective action with respect to those controls.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017.  In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013).  Based on our assessment we believe that, as of December 31, 2017, the Company’s internal control over financial reporting is effective based on those criteria.

The Company’s independent registered public accounting firm that audited the consolidated financial statements has issued an audit report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017, and it is included in Item 8, under Part II of this Annual Report on Form 10-K.  This report appears on page 67 of this document.

ITEM 9B.	OTHER INFORMATION

None

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The sections of the Company’s definitive proxy statement for the Company’s 2018 Annual Meeting of the Stockholders (the “2018 Proxy Statement”) entitled “Proposal I-Election of Directors,” “Corporate Governance and Board Matters-Director and Director Nominee Evaluation Process,” “Executive Officers who are not Directors” “Other Information-Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance and Board Matters - Codes of Conduct and Ethics,” “Stockholder Communications,” and “Board of Directors, Leadership Structure, Role in Risk Oversight, Meetings and Standing Committees-Audit Committee” are incorporated herein by reference.

A copy of the Code of Conduct and Ethics for Employees, Officers, and Directors and the Code of Conduct and Ethics for Senior Financial Officers is available to shareholders under the investor relations tab on the Company's website at www.eNorthfield.com.

ITEM 11.	EXECUTIVE COMPENSATION

The sections of the Company’s 2018 Proxy Statement entitled “Corporate Governance and Board Matters-Director Compensation” and “Executive Compensation” are incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The section of the Company’s 2018 Proxy Statement entitled “Voting Securities and Principal Holders Thereof” is incorporated herein by reference.

Set forth below is information as of December 31, 2017, with respect to compensation plans (other than our employee stock ownership plan) under which equity securities of the Company are authorized for issuance:

	Equity Compensation Plan Information
	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights(1)	Number of Securities Remaining Available for Future Issuance Under Stock-Based Compensation Plans (Excluding Securities Reflected in First Column)
Equity compensation plans approved by security holders	4,620,687	$11.82	499,766
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	4,620,687	$11.82	499,766
(1) Represents the weighted average exercise price of outstanding options at December 31, 2017.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The sections of the Company’s 2018 Proxy Statement entitled “Corporate Governance and Board Matters-Transactions with Certain Related Persons” and “Board of Directors, Leadership Structure, Role in Oversight, Meetings and Standing Committees - Board of Directors” are incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The sections of the Company’s 2018 Proxy Statement entitled “Audit-Related Matters-Policy for Approval of Audit and Permitted Non-audit Services” and “Auditor Fees and Services” are incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)  Financial Statements

The following documents are filed as part of this Form 10-K.

(A) Reports of Independent Registered Public Accounting Firm
(B) Consolidated Balance Sheets - at December 31, 2017, and 2016
(C) Consolidated Statements of Comprehensive Income - Years ended December 31, 2017, 2016, and 2015
(D) Consolidated Statements of Changes in Stockholders’ Equity - Years ended December 31, 2017, 2016, and 2015
(E) Consolidated Statements of Cash Flows - Years ended December 31, 2017, 2016, and 2015
(F) Notes to Consolidated Financial Statements.

(a)(2)	Exhibits

3.1	Certificate of Incorporation of Northfield Bancorp, Inc. (4)
3.2	Bylaws of Northfield Bancorp, Inc. (4)
4	Form of Common Stock Certificate of Northfield Bancorp, Inc.(4)
10.1	Short Term Disability and Long Term Disability for Senior Management (1) †
10.2	Northfield Bank Non-Qualified Deferred Compensation Plan (3) †
10.3	Northfield Bank Non-Qualified Supplemental Employee Stock Ownership Plan (3) †
10.4	Amendment to Northfield Bank Non-Qualified Deferred Compensation Plan (6) †
10.5	Amendment to Northfield Bank Non-Qualified Supplemental Employee Stock Ownership Plan (6) †
10.6	Northfield Bancorp, Inc. 2008 Equity Incentive Plan (5) †
10.7	Form of Director Non-Statutory Stock Option Award Agreement under the 2008 Equity Incentive Plan (6) †
10.8	Form of Director Restricted Stock Award Agreement under the 2008 Equity Incentive Plan (6) †
10.9	Form of Employee Non-Statutory Stock Option Award Agreement under the 2008 Equity Incentive Plan (6) †
10.10	Form of Employee Incentive Stock Option Award Agreement under the 2008 Equity Incentive Plan (6) †
10.11	Form of Employee Restricted Stock Award Agreement under the 2008 Equity Incentive Plan (6) †
10.12	Group Term Replacement Plan (7) †
10.13	Northfield Bancorp, Inc. 2014 Equity Incentive Plan (8) †
10.14	Form of Employee Stock Option Award Agreement under the 2014 Equity Incentive Plan with the Exception of John W. Alexander and Steven M. Klein (9) †
10.15	Form of Employee Restricted Stock Award Agreement under the 2014 Equity Incentive Plan with John W. Alexander and Steven M. Klein (9) †
10.16	Form of Director Restricted Stock Award Agreement under the 2014 Equity Incentive Plan (9) †
10.17	Form of amendment to restricted stock award and stock option agreements to participants of the 2014 Equity Incentive Plan (2) †
10.18	Form of Employee Stock Option Award Agreement under the 2014 Equity Incentive Plan with the Exception of John W. Alexander and Steven M. Klein (10) †
10.19	Form of Employee Stock Option Award Agreement under the 2014 Equity Incentive Plan with John W. Alexander and Steven M. Klein (10) †
10.20	Form of Director Non-Statutory Stock Option Award Agreement under the 2014 Equity Incentive Plan (10) †
10.21	Form of Employee Restricted Stock Award Agreement under the 2014 Equity Incentive Plan with the exception of John W. Alexander and Steven M. Klein (10) †
10.22	Form of Employee Restricted Stock Award Agreement under the 2014 Equity Incentive Plan with John W. Alexander and Steven M. Klein (10) †
10.23	Form of Director Restricted Stock Award Agreement under the 2014 Equity Incentive Plan (10) †
10.24	Northfield Bancorp, Inc. 2016 Management Cash Incentive Plan, Amended January 27, 2016 (11) †
10.25	Northfield Bancorp, Inc. 2017 Management Cash Incentive Plan, Amended January 25, 2017 (12) †
10.26	Transition Consulting Agreement between Northfield Bank and John W. Alexander (13) †

10.27	Form of Amended and Restated Employment Agreement effective November 1, 2017, with Steven M. Klein (14) †
10.28	Form of Amended and Restated Employment Agreement effective January 1, 2018, with Kenneth J. Doherty, William R. Jacobs, and Michael J. Widmer (15) †
10.29	Northfield Bancorp, Inc. 2018 Management Cash Incentive Plan, Amended January 24, 2018 (16) †
21	Subsidiaries of Registrant (1)
23	Consent of KPMG LLP *
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101
The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Statements of Changes in Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements.

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

(3)	Incorporated by reference to Northfield Bancorp Inc.’s Annual Report on Form 10-K, dated December 31, 2007, filed with the Securities and Exchange Commission on March 31, 2008 (File Number 001-33732).

(4)	Incorporated by reference to the Registration Statement on Form S-1 of Northfield Bancorp, Inc. (File No. 333-181995), originally filed with the Securities and Exchange Commission on June 8, 2012.

(5)	Incorporated by reference to Northfield Bancorp Inc.’s Proxy Statement Pursuant to Section 14(a) filed with the Securities and Exchange Commission on November 12, 2008 (File Number 001-33732).

(6)	Incorporated by reference to Northfield Bancorp Inc.’s Annual Report on Form 10-K, dated December 31, 2008, filed with the Securities and Exchange Commission on March 16, 2009 (File Number 001-33732).

(7)	Incorporated by reference to Northfield Bancorp Inc.’s Current Report on Form 8-K, dated April 28, 2010, filed with the Securities and Exchange Commission on April 29, 2010 (File Number 001-33732).

(8) Incorporated by reference to Appendix A of Northfield Bancorp Inc.’s Definitive Proxy Statement for the 2014 Annual Meeting of Stockholders (File No. 001-35791) as filed with the Securities and Exchange Commission on April 25, 2014.

(9)	Incorporated by reference to Northfield Bancorp Inc.’s Quarterly Report on Form 10-Q, dated June 30, 2014, filed with the Securities and Exchange Commission on August 11, 2014 (File Number 001-35791).

(10)	Incorporated by reference to Northfield Bancorp Inc.’s Quarterly Report on Form 10-Q, dated June 30, 2015, filed with the Securities and Exchange Commission on August 10, 2015 (File Number 001-35791).

(11)	Incorporated by reference to Northfield Bancorp Inc.’s Annual Report on Form 10-K dated December 31, 2015, filed with the Securities and Exchange Commission on March 15, 2016 (File Number 001-35791).

(12)	Incorporated by reference to Northfield Bancorp Inc.’s Current Report on Form 8-K dated January 25, 2017, filed with the Securities and Exchange Commission on January 30, 2017 (File Number 001-35791).

(13)	Incorporated by reference to Northfield Bancorp Inc.’s Current Report on Form 8-K dated October 6, 2017, filed with the Securities and Exchange Commission on October 10, 2017 (File Number 001-35791).

(14)	Incorporated by reference to Northfield Bancorp Inc.’s Current Report on Form 8-K dated October 25, 2017, filed with the Securities and Exchange Commission on October 30, 2017 (File Number 001-35791).

(15)
Incorporated by reference to Northfield Bancorp Inc.’s Current Report on Form 8-K dated December 13, 2017, filed with the Securities and Exchange Commission on December 19, 2017 (File Number 001-35791).

(16)	Incorporated by reference to Northfield Bancorp Inc.’s Current Report on Form 8-K dated January 24, 2018, filed with the Securities and Exchange Commission on January 29, 2018 (File Number 001-35791).

ITEM 16.	FOR 10-K SUMMARY

Not Applicable

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTHFIELD BANCORP, INC.

Date:	March 1, 2018	By:	/s/ Steven M. Klein
Steven M. Klein
President and Chief Executive Officer
(Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Steven M. Klein	President and Chief Executive Officer (Principal Executive Officer)	March 1, 2018
Steven M. Klein

/s/ William R. Jacobs	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 1, 2018
William R. Jacobs

/s/ John W. Alexander	Director	March 1, 2018
John W. Alexander

/s/ Annette Catino	Director	March 1, 2018
Annette Catino

/s/ Gil Chapman	Director	March 1, 2018
Gil Chapman

/s/ John P. Connors, Jr	Director	March 1, 2018
John P. Connors, Jr.

/s/ Timothy C. Harrison	Director	March 1, 2018
Timothy C. Harrison

/s/ Karen J. Kessler	Director	March 1, 2018
Karen J. Kessler

/s/ Patrick L. Ryan	Director	March 1, 2018
Patrick Ryan

/s/ Frank P. Patafio	Director	March 1, 2018
Frank P. Patafio

/s/ Patrick E. Scura, Jr.	Director	March 1, 2018
Patrick E. Scura, Jr.