Form 10-Q
period 2018-03-31
Northfield Bancorp, Inc.
filed 2018-05-10
CIK 1493225

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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
49,132,059 shares of Common Stock, par value $0.01 per share, were issued and outstanding as of April 30, 2018.

NORTHFIELD BANCORP, INC.
Form 10-Q Quarterly Report

PART I
ITEM 1.        FINANCIAL STATEMENTS

NORTHFIELD BANCORP, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited) (In thousands, except share amounts)

	March 31, 2018	December 31, 2017
ASSETS:
Cash and due from banks	$16,269	$17,446
Interest-bearing deposits in other financial institutions	36,305	40,393
Total cash and cash equivalents	52,574	57,839
Trading securities	9,822	9,597
Debt securities available-for-sale, at estimated fair value	592,574	513,782
Debt securities held-to-maturity, at amortized cost	9,873	9,931
(estimated fair value of $9,636 at March 31, 2018, and $9,892 at December 31, 2017)
Equity securities	1,194	1,339
Originated loans held-for-investment, net	2,427,755	2,425,275
Loans acquired	696,695	692,803
Purchased credit-impaired (“PCI”) loans held-for-investment	22,084	22,741
Loans held-for-investment, net	3,146,534	3,140,819
Allowance for loan losses	(26,172)	(26,160)
Net loans held-for-investment	3,120,362	3,114,659
Accrued interest receivable	11,125	10,713
Bank owned life insurance	151,386	150,604
Federal Home Loan Bank of New York stock, at cost	24,433	25,046
Premises and equipment, net	25,285	25,746
Goodwill	38,411	38,411
Other real estate owned	850	850
Other assets	31,320	32,900
Total assets	$4,069,209	$3,991,417

LIABILITIES AND STOCKHOLDERS’ EQUITY:
LIABILITIES:
Deposits	$2,905,076	$2,836,979
Borrowed funds	456,272	471,549
Advance payments by borrowers for taxes and insurance	18,206	14,798
Accrued expenses and other liabilities	46,837	29,214
Total liabilities	3,426,391	3,352,540

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value; 25,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value: 150,000,000 shares authorized, 60,933,707 shares issued at
March 31, 2018 and December 31, 2017, 49,126,879 and 48,803,885 outstanding at March 31, 2018, and December 31, 2017, respectively	609	609
Additional paid-in-capital	546,844	548,864
Unallocated common stock held by employee stock ownership plan	(21,992)	(22,244)
Retained earnings	286,942	281,138
Accumulated other comprehensive loss	(9,915)	(5,451)
Treasury stock at cost; 11,806,828 and 12,129,822 shares at March 31, 2018, and December 31, 2017, respectively	(159,670)	(164,039)
Total stockholders’ equity	642,818	638,877
Total liabilities and stockholders’ equity	$4,069,209	$3,991,417

See accompanying notes to unaudited consolidated financial statements.

NORTHFIELD BANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited) (In thousands, except per share data)

	Three Months Ended March 31,
	2018	2017
Interest income:
Loans	$30,787	$29,008
Mortgage-backed securities	2,726	2,356
Other securities	502	252
Federal Home Loan Bank of New York dividends	414	371
Deposits in other financial institutions	253	82
Total interest income	34,682	32,069
Interest expense:
Deposits	5,211	3,620
Borrowings	1,927	1,772
Total interest expense	7,138	5,392
Net interest income	27,544	26,677
Provision for loan losses	34	372
Net interest income after provision for loan losses	27,510	26,305
Non-interest income:
Fees and service charges for customer services	1,214	1,218
Income on bank owned life insurance	954	2,458
Gains on securities transactions, net	161	408
Other	76	63
Total non-interest income	2,405	4,147
Non-interest expense:
Compensation and employee benefits	9,117	9,972
Occupancy	3,096	2,957
Furniture and equipment	256	305
Data processing	1,224	1,161
Professional fees	763	870
FDIC insurance	297	258
Other	2,373	2,021
Total non-interest expense	17,126	17,544
Income before income tax expense	12,789	12,908
Income tax expense	2,344	2,960
Net income	$10,445	$9,948
Net income per common share:
Basic	$0.23	$0.22
Diluted	$0.22	$0.21

See accompanying notes to unaudited consolidated financial statements.

NORTHFIELD BANCORP, INC. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME - (Continued) (Unaudited) (In thousands)
	Three Months Ended March 31,
	2018	2017
Net Income	$10,445	$9,948
Other comprehensive (loss) income:
Unrealized gains (losses) on securities:
Net unrealized holding (losses) gains on securities	(6,153)	979
Less: reclassification adjustment for net gains included in net income (included in gains on securities transactions, net)	(55)	—
Net unrealized (losses) gains	(6,208)	979
Amortization related to post retirement benefit obligation	—	27
Other comprehensive (loss) income, before tax	(6,208)	1,006
Income tax benefit (expense) related to net unrealized holding (losses) gains on securities	1,729	(391)
Income tax benefit (expense) related to reclassification adjustment for (losses) gains included in net income	15	—
Income tax expense related to post retirement benefit adjustment	—	(11)
Other comprehensive (loss) income, net of tax	(4,464)	604
Comprehensive income	$5,981	$10,552

See accompanying notes to unaudited consolidated financial statements.

NORTHFIELD BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Three Months Ended March 31, 2018 and 2017
(Unaudited) (In thousands, except share data)

	Common Stock
	Shares Outstanding	Par Value	Additional Paid-in Capital	Unallocated Common Stock Held by the Employee Stock Ownership Plan	Retained Earnings	Accumulated Other Comprehensive Income (loss) Net of tax	Treasury Stock	Total Stockholders' Equity
Balance at December 31, 2016	48,526,658	$609	$547,910	$(23,466)	$268,226	$(4,332)	$(167,751)	$621,196
Net income					9,948			9,948
Other comprehensive income, net of tax						604		604
Cumulative effect of change in accounting principle - adoption of ASU No. 2016-09			(2,898)		2,898			—
ESOP shares allocated or committed to be released			317	254				571
Stock compensation expense			1,636					1,636
Exercise of stock options, net	317,221		(4,113)				4,205	92
Cash dividends declared ($0.08 per common share)					(3,666)			(3,666)
Balance at March 31, 2017	48,843,879	$609	$542,852	$(23,212)	$277,406	$(3,728)	$(163,546)	$630,381

Balance at December 31, 2017	48,803,885	$609	$548,864	$(22,244)	$281,138	$(5,451)	$(164,039)	$638,877
Net income					10,445			10,445
Other comprehensive loss, net of tax						(4,464)		(4,464)
ESOP shares allocated or committed to be released			251	252				503
Stock compensation expense			1,373					1,373
Forfeitures of restricted stock	(600)		8				(8)	—
Exercise of stock options, net	323,594		(3,652)				4,377	725
Cash dividends declared ($0.10 per common share)					(4,641)			(4,641)
Balance at March 31, 2018	49,126,879	$609	$546,844	$(21,992)	$286,942	$(9,915)	$(159,670)	$642,818

See accompanying notes to unaudited consolidated financial statements.

NORTHFIELD BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (In thousands)

	Three Months Ended March 31,
	2018	2017
Cash flows from operating activities:
Net income	$10,445	$9,948
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	34	372
ESOP and stock compensation expense	1,876	2,207
Depreciation	768	838
Amortization of premiums, and deferred loan costs, net of (accretion) of discounts, and deferred loan fees	616	500
Amortization of intangible assets	84	98
Income on bank owned life insurance	(954)	(2,458)
Gains on securities transactions, net	(161)	(408)
Net purchases of trading securities	(119)	(131)
Increase in accrued interest receivable	(412)	(80)
Decrease in other assets	3,410	2,130
Decrease in accrued expenses and other liabilities	(1,985)	(3,221)
Net cash provided by operating activities	13,602	9,795
Cash flows from investing activities:
Net decrease (increase) in loans receivable	31,471	(66,192)
Purchase of loans	(37,593)	—
Purchases of Federal Home Loan Bank of New York stock	6,463	(5,400)
Redemptions of Federal Home Loan Bank of New York stock	(5,850)	4,230
Purchases of debt securities available-for-sale	(111,726)	(4)
Principal payments and maturities on debt securities available-for-sale	26,801	28,527
Principal payments and maturities on debt securities held-to-maturity	54	52
Proceeds from sale of debt securities available-for-sale	19,508	—
Purchases and improvements of premises and equipment	(307)	(111)
Net cash used in investing activities	(71,179)	(38,898)
Cash flows from financing activities:
Net increase in deposits	68,097	(37,317)
Dividends paid	(4,641)	(3,666)
Exercise of stock options	725	92
Increase in advance payments by borrowers for taxes and insurance	3,408	2,978
Repayments under capital lease obligations	(60)	(54)
Proceeds from securities sold under agreements to repurchase and other borrowings	275,418	98,294
Repayments related to securities sold under agreements to repurchase and other borrowings	(290,635)	(76,003)
Net cash provided by (used in) financing activities	52,312	(15,676)
Net decrease in cash and cash equivalents	(5,265)	(44,779)
Cash and cash equivalents at beginning of period	57,839	96,085
Cash and cash equivalents at end of period	$52,574	$51,306

See accompanying notes to unaudited consolidated financial statements.

NORTHFIELD BANCORP, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued) (Unaudited) (In thousands)
	Three Months Ended March 31,
	2018	2017
Supplemental cash flow information:
Cash paid during the period for:
Interest	$6,895	$5,506
Income taxes	667	2,900
Non-cash transactions:
Loans charged-off/(recoveries), net	22	(316)
Increase in accrued expenses and other liabilities for purchases of debt securities available-for-sale	19,608	—

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

In the opinion of management, all adjustments (consisting solely of normal and recurring adjustments) necessary for the fair presentation of the consolidated financial condition and the consolidated results of operations for the unaudited periods presented have been included. The results of operations and other data presented for the three months ended March 31, 2018, are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2018 or for any other period. Whenever necessary, certain prior year amounts are reclassified to conform to the current year presentation.
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

Certain information and note disclosures usually included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) for the preparation of interim financial statements. The consolidated financial statements presented should be read in conjunction with the audited consolidated financial statements and notes to consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2017, of the Company as filed with the SEC.

Note 2 – Debt Securities Available-for-Sale
The following is a comparative summary of mortgage-backed and other debt securities available-for-sale at March 31, 2018, and December 31, 2017 (in thousands):

	March 31, 2018
		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
	cost	gains	losses	value
Mortgage-backed securities:
Pass-through certificates:
Government sponsored enterprises (GSE)	$215,952	$670	$4,396	$212,226
Real estate mortgage investment conduits (REMICs):
GSE	272,524	68	9,620	262,972
Non-GSE	78	—	1	77
	488,554	738	14,017	475,275
Other debt securities:
Municipal bonds	326	5	—	331
Corporate bonds	117,291	461	784	116,968
	117,617	466	784	117,299
Total debt securities available-for-sale	$606,171	$1,204	$14,801	$592,574

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

	December 31, 2017
		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
	cost	gains	losses	value
Mortgage-backed securities:
Pass-through certificates:
GSE	$179,320	$1,429	$2,454	$178,295
REMICs:
GSE	273,501	287	6,859	266,929
Non-GSE	80	—	1	79
	452,901	1,716	9,314	445,303
Other debt securities:
Municipal bonds	343	6	—	349
Corporate bonds	67,927	401	198	68,130
	68,270	407	198	68,479
Total debt securities available-for-sale	$521,171	$2,123	$9,512	$513,782

The following is a summary of the expected maturity distribution of debt securities available-for-sale, other than mortgage-backed securities, at March 31, 2018 (in thousands):

Available-for-sale	Amortized cost	Estimated fair value
Due after one year through five years	$107,732	$107,425
Due after five years through ten years	9,885	9,874
	$117,617	$117,299
 Contractual maturities for mortgage-backed securities are not included above, as expected maturities on mortgage-backed securities may differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without penalties.

Certain securities available-for-sale are pledged or encumbered to secure borrowings under Pledge Agreements and Repurchase Agreements and for other purposes required by law.  At March 31, 2018, the fair value of securities available-for-sale that were pledged to secure borrowings and deposits was $361.9 million.

For the three months ended March 31, 2018, the Company had gross proceeds of $19.5 million on sales of debt securities available-for-sale, with gross realized gains of $60,000 and gross realized losses of $5,000. There were no sales of debt securities available-for-sale for the three months ended March 31, 2017. The Company recognized net gains of $106,000 and $408,000, on its trading securities portfolio during the three months ended March 31, 2018, and March 31, 2017, respectively. The Company did not recognize any other-than-temporary impairment charges during the three months ended March 31, 2018, or March 31, 2017.

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

Gross unrealized losses on mortgage-backed and other debt securities available-for-sale, and the estimated fair value of the related securities, aggregated by security category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2018, and December 31, 2017, were as follows (in thousands):

	March 31, 2018
	Less than 12 months		12 months or more		Total
	Unrealized	Estimated	Unrealized	Estimated	Unrealized	Estimated
	losses	fair value	losses	fair value	losses	fair value
Mortgage-backed securities:
Pass-through certificates:
GSE	$1,098	$83,938	$3,298	$79,205	$4,396	$163,143
REMICs:
GSE	2,257	123,851	7,363	122,544	9,620	246,395
Non-GSE	—	—	1	77	1	77
Other debt securities:
Corporate bonds	383	40,441	401	14,800	784	55,241
Total	$3,738	$248,230	$11,063	$216,626	$14,801	$464,856

	December 31, 2017
	Less than 12 months		12 months or more		Total
	Unrealized	Estimated	Unrealized	Estimated	Unrealized	Estimated
	losses	fair value	losses	fair value	losses	fair value
Mortgage-backed securities:
Pass-through certificates:
GSE	$439	$48,931	$2,015	$76,113	$2,454	$125,044
REMICs:
GSE	933	103,644	5,926	139,830	6,859	243,474
Non-GSE	—	—	1	79	1	79
Other debt securities:
Corporate bonds	61	11,006	137	15,084	198	26,090
Total	$1,433	$163,581	$8,079	$231,106	$9,512	$394,687

The Company held 33 pass-through mortgage-backed securities issued or guaranteed by GSEs, 16 REMIC mortgage-backed securities issued or guaranteed by GSEs, one REMIC mortgage-backed security not issued or guaranteed by a GSE, and three corporate bonds that were in a continuous unrealized loss position of twelve months or greater at March 31, 2018. There were 36 pass-through mortgage-backed securities issued or guaranteed by GSEs, 38 REMIC mortgage-backed securities issued or guaranteed by a GSE, and eight corporate bonds that were in an unrealized loss position of less than twelve months at March 31, 2018. All securities referred to above were rated investment grade at March 31, 2018.  The declines in value relate to the general interest rate environment and are considered temporary. The securities cannot be prepaid in a manner that would result in the Company not receiving substantially all of its amortized cost. The Company neither has an intent to sell, nor is it more likely than not that the Company will be required to sell, the securities before the recovery of their amortized cost basis or, if necessary, maturity.

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

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

Note 3 – Debt Securities Held-to-Maturity
The following is a summary of debt securities held-to-maturity at March 31, 2018, and December 31, 2017 (in thousands):

	March 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Mortgage-backed securities:
Pass-through certificates:
GSEs	$9,873	$—	$237	$9,636
Total securities held-to-maturity	$9,873	$—	$237	$9,636

	December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Mortgage-backed securities:
Pass-through certificates:
GSEs	$9,931	$17	$56	$9,892
Total securities held-to-maturity	$9,931	$17	$56	$9,892

Contractual maturities for mortgage-backed securities are not presented, as expected maturities on mortgage‑backed securities may differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without penalties. There were no sales of held-to-maturity securities for the three months ended March 31, 2018, or March 31, 2017. The Company did not recognize any other-than-temporary impairment charges in earnings on securities held-to-maturity during the three months ended March 31, 2018, or March 31, 2017.

At March 31, 2018, debt securities held-to-maturity with a carrying value of $9.9 million were pledged to secure borrowings and deposits.

Gross unrealized losses on mortgage-backed securities held-to-maturity, and the estimated fair value of the related securities, aggregated by security category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2018 and December 31, 2017, were as follows (in thousands):

	March 31, 2018
	Less than 12 months		12 months or more		Total
	Unrealized losses	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses	Estimated fair value
Mortgage-backed securities:
Pass-through certificates:
GSEs	$113	$5,998	$124	$3,638	$237	$9,636
Total securities held-to-maturity	$113	$5,998	$124	$3,638	$237	$9,636

	December 31, 2017
	Less than 12 months		12 months or more		Total
	Unrealized losses	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses	Estimated fair value
Mortgage-backed securities:
Pass-through certificates:
GSEs	$7	$3,922	$49	$3,735	$56	$7,657
Total securities held-to-maturity	$7	$3,922	$49	$3,735	$56	$7,657

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

The Company held two pass-through mortgage-backed securities held-to-maturity, issued or guaranteed by GSE's that were in a continuous unrealized loss position of greater than twelve months at March 31, 2018, and four pass-through mortgage-backed securities held-to-maturity, issued or guaranteed by GSE's that were in a continuous unrealized loss position of less than twelve months at March 31, 2018. Management evaluated these securities and concluded that the declines in value relate to the general interest rate environment and are considered temporary. The securities cannot be prepaid in a manner that would result in the Company not receiving substantially all of its amortized cost. The Company neither has an intent to sell, nor is it more likely than not that the Company will be required to sell, the securities before the recovery of their amortized cost basis or, if necessary, maturity.

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
Note 4 – Equity Securities
At March 31, 2018, and December 31, 2017, equity securities totaled $1.2 million and $1.3 million, respectively. Equity securities consist of money market mutual funds, recorded at fair value, and an investment in a private Small Business Administration (“SBA”) Loan Fund. As the SBA Loan Fund operates as a private fund, its shares are not publicly traded and therefore have no readily determinable market value. The investment in the fund is recorded at net asset value as a practical expedient for reporting fair market value. Upon adoption of Accounting Standards Update (“ASU”) No. 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities as of January 1, 2018, the Company reclassified its equity securities out of available-for-sale securities to equity securities on the consolidated balance sheets for all periods presented. For further details on ASU No. 2016-01 see Note 12 - “Recently Issued and Adopted Accounting Pronouncements.”

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

Note 5 – Loans

Net loans held-for-investment are as follows (in thousands):

	March 31,	December 31,
	2018	2017
Real estate loans:
Multifamily	$1,740,244	$1,735,712
Commercial mortgage	446,276	445,225
One-to-four family residential mortgage	98,907	100,942
Home equity and lines of credit	67,623	66,254
Construction and land	28,894	34,545
Total real estate loans	2,381,944	2,382,678
Commercial and industrial loans	37,388	34,828
Other loans	1,673	1,430
Total commercial and industrial and other loans	39,061	36,258
Deferred loan cost, net	6,750	6,339
Originated loans held-for-investment, net	2,427,755	2,425,275
PCI Loans	22,084	22,741
Loans acquired:
One-to-four family residential mortgage	289,071	275,053
Multifamily	197,712	199,149
Commercial mortgage	159,853	163,962
Home equity and lines of credit	19,449	20,455
Construction and land	14,928	17,201
Total acquired real estate loans	681,013	675,820
Commercial and industrial loans	15,659	16,946
Other loans	23	37
Total loans acquired, net	696,695	692,803
Loans held-for-investment, net	3,146,534	3,140,819
Allowance for loan losses	(26,172)	(26,160)
Net loans held-for-investment	$3,120,362	$3,114,659

There were no loans held-for-sale at March 31, 2018, or December 31, 2017.

PCI loans totaled $22.1 million at March 31, 2018, as compared to $22.7 million at December 31, 2017. The majority of the PCI loan balance is attributable to those loans acquired as part of a Federal Deposit Insurance Corporation-assisted transaction. The Company accounts for PCI loans utilizing U.S. GAAP applicable to loans acquired with deteriorated credit quality. At March 31, 2018, PCI loans consist of approximately 27% commercial real estate loans and 50% commercial and industrial loans, with the remaining balance in residential and home equity loans. At December 31, 2017, PCI loans consist of approximately 27% commercial real estate loans and 50% commercial and industrial loans, with the remaining balance in residential and home equity loans.

The following table details the accretion of interest income for PCI loans for the three months ended March 31, 2018 and March 31, 2017 (in thousands):

	At or for the three months ended March 31,
	2018	2017
Balance at the beginning of period	$24,502	$24,215
Accretion into interest income	(1,090)	(1,452)
Balance at end of period	$23,412	$22,763
The following tables set forth activity in our allowance for loan losses, by loan type, as of and for the three months ended March 31, 2018, and March 31, 2017 (in thousands):

	Three Months Ended March 31, 2018
	Real Estate
	Commercial	One-to-Four Family	Construction and Land	Multifamily	Home Equity and Lines of Credit	Commercial and Industrial	Other	Unallocated	Originated Loans Total	Purchased Credit-Impaired	Acquired Loans	Total
Allowance for loan losses:
Beginning balance	$5,196	$503	$610	$17,374	$122	$1,273	$94	$—	$25,172	$951	$37	$26,160
Charge-offs	(3)	—	—	—	(60)	—	—	—	(63)	—	(1)	(64)
Recoveries	16	—	—	—	—	20	—	—	36	—	6	42
Provisions (credit)	4	(48)	(147)	38	163	44	19	—	73	—	(39)	34
Ending balance	$5,213	$455	$463	$17,412	$225	$1,337	$113	$—	$25,218	$951	$3	$26,172

	Three Months Ended March 31, 2017
	Real Estate
	Commercial	One-to-Four Family	Construction and Land	Multifamily	Home Equity and Lines of Credit	Commercial and Industrial	Other	Unallocated	Originated Loans Total	Purchased Credit-Impaired	Acquired Loans	Total
Allowance for loan losses:
Beginning balance	$5,432	$664	$172	$14,952	$588	$1,720	$96	$—	$23,624	$896	$75	$24,595
Charge-offs	(4)	—	—	—	—	—	—	—	(4)	—	(23)	(27)
Recoveries	17	—	—	278	—	47	—	—	342	—	2	344
Provisions (credit)	(214)	(15)	(7)	954	(96)	(206)	(24)	—	392	—	(20)	372
Ending balance	$5,231	$649	$165	$16,184	$492	$1,561	$72	$—	$24,354	$896	$34	$25,284

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

The following tables detail the amount of loans receivable held-for-investment, net of deferred loan fees and costs, that are evaluated individually, and collectively, for impairment, and the related portion of the allowance for loan losses that is allocated to each loan portfolio segment, at March 31, 2018, and December 31, 2017 (in thousands):

	March 31, 2018
	Real Estate
	Commercial	One-to-Four Family	Construction and Land	Multifamily	Home Equity and Lines of Credit	Commercial and Industrial	Other	Originated Loans Total	Purchased Credit-Impaired	Acquired Loans	Total
Allowance for loan losses:
Ending balance: individually evaluated for impairment	$4	$35	$—	$—	$10	$3	$—	$52	$—	$3	$55
Ending balance: collectively evaluated for impairment	$5,209	$420	$463	$17,412	$215	$1,334	$113	$25,166	$951	$—	$26,117
Loans, net:
Ending balance	$446,879	$99,991	$28,965	$1,743,665	$69,112	$37,470	$1,673	$2,427,755	$22,084	$696,695	$3,146,534
Ending balance: individually evaluated for impairment	$15,873	$1,977	$—	$1,292	$67	$155	$—	$19,364	$—	$1,225	$20,589
Ending balance: collectively evaluated for impairment	$431,006	$98,014	$28,965	$1,742,373	$69,045	$37,315	$1,673	$2,408,391	$22,084	$695,470	$3,125,945

	December 31, 2017
	Real Estate
	Commercial	One-to-Four Family	Construction and Land	Multifamily	Home Equity and Lines of Credit	Commercial and Industrial	Other	Originated Loans Total	Purchased Credit-Impaired	Acquired Loans	Total
Allowance for loan losses:
Ending balance: individually evaluated for impairment	$—	$38	$—	$—	$4	$3	$—	$45	$—	$37	$82
Ending balance: collectively evaluated for impairment	$5,196	$465	$610	$17,374	$118	$1,270	$94	$25,127	$951	$—	$26,078
Loans, net:
Ending balance	$445,781	$101,650	$34,620	$1,739,220	$67,679	$34,893	$1,432	$2,425,275	$22,741	$692,803	$3,140,819
Ending balance: individually evaluated for impairment	$16,008	$1,996	$—	$1,310	$69	$159	$—	$19,542	$—	$1,543	$21,085
Ending balance: collectively evaluated for impairment	$429,773	$99,654	$34,620	$1,737,910	$67,610	$34,734	$1,432	$2,405,733	$22,741	$691,260	$3,119,734

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

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

The following tables detail the recorded investment of originated loans held-for-investment, net of deferred fees and costs, by loan type and credit quality indicator at March 31, 2018, and December 31, 2017 (in thousands):

	March 31, 2018
	Real Estate
	Multifamily		Commercial		One-to-Four Family		Construction and Land	Home Equity and Lines of Credit	Commercial and Industrial	Other	Total
	< 35% LTV	=> 35% LTV	< 35% LTV	=> 35% LTV	< 60% LTV	=> 60% LTV
Internal Risk Rating
Pass	$133,669	$1,606,547	$57,900	$374,775	$60,442	$36,829	$28,965	$68,862	$36,756	$1,673	$2,406,418
Special Mention	—	633	406	1,168	678	—	—	28	536	—	3,449
Substandard	—	2,816	—	12,630	1,456	586	—	222	178	—	17,888
Originated loans held-for-investment, net	$133,669	$1,609,996	$58,306	$388,573	$62,576	$37,415	$28,965	$69,112	$37,470	$1,673	$2,427,755

	December 31, 2017
	Real Estate
	Multifamily		Commercial		One-to-Four Family		Construction and Land	Home Equity and Lines of Credit	Commercial and Industrial	Other	Total
	< 35% LTV	=> 35% LTV	< 35% LTV	=> 35% LTV	< 60% LTV	=> 60% LTV
Internal Risk Rating
Pass	$131,792	$1,603,947	$84,620	$346,857	$60,400	$38,504	$34,620	$67,426	$34,141	$1,432	$2,403,739
Special Mention	—	1,897	410	2,170	683	—	—	28	571	—	5,759
Substandard	—	1,584	—	11,724	1,470	593	—	225	181	—	15,777
Originated loans held-for-investment, net	$131,792	$1,607,428	$85,030	$360,751	$62,553	$39,097	$34,620	$67,679	$34,893	$1,432	$2,425,275

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

Included in loans receivable (including loans held-for-sale) are loans for which the accrual of interest income has been discontinued due to deterioration in the financial condition of the borrowers. The recorded investment of these non-accrual loans was $5.6 million and $5.5 million at March 31, 2018, and December 31, 2017, respectively. Generally, loans are placed on non-accrual status when they become 90 days or more delinquent, or sooner if considered appropriate by management, and remain on non-accrual status until they are brought current, have six consecutive months of performance under the loan terms, and factors indicating reasonable doubt about the timely collection of payments no longer exist. Therefore, loans may be current in accordance with their loan terms, or may be less than 90 days delinquent and still be on a non-accruing status.

These non-accrual amounts included loans deemed to be impaired of $3.0 million and $3.1 million at March 31, 2018, and December 31, 2017, respectively. Loans on non-accrual status with principal balances less than $500,000, and therefore not meeting the Company’s definition of an impaired loan, amounted to $2.6 million and $2.4 million at March 31, 2018, and December 31, 2017, respectively. There were no non-accrual loans held-for-sale at March 31, 2018 and December 31, 2017. Loans past due 90 days or more and still accruing interest were $58,000 and $28,000 at March 31, 2018, and December 31, 2017, respectively, and consisted of loans that are considered well-secured and in the process of collection.

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

The following tables set forth the detail, and delinquency status, of non-performing loans (non-accrual loans and loans past due 90 days or more and still accruing), net of deferred fees and costs, at March 31, 2018, and December 31, 2017, excluding loans held-for-sale and PCI loans which have been segregated into pools. For PCI loans, each loan pool is accounted for as a single asset with a single composite interest rate and an aggregate expectation of cash flows (in thousands):

	March 31, 2018
	Total Non-Performing Loans
	Non-Accruing Loans
	0-29 Days Past Due	30-89 Days Past Due	90 Days or More Past Due	Total	90 Days or More Past Due and Accruing	Total Non-Performing Loans
Loans held-for-investment:
Real estate loans:
Commercial
LTV => 35%
Substandard	$—	$725	$2,304	$3,029	$—	$3,029
Total commercial	—	725	2,304	3,029	—	3,029
One-to-four family residential
LTV < 60%
Substandard	—	203	328	531	—	531
Total	—	203	328	531	—	531
LTV => 60%
Substandard	—	—	38	38	—	38
Total one-to-four family residential	—	203	366	569	—	569
Home equity and lines of credit
Substandard	79	—	—	79	—	79
Total home equity and lines of credit	79	—	—	79	—	79
Commercial and industrial loans
Substandard	—	—	72	72	—	72
Total commercial and industrial loans	—	—	72	72	—	72
Total non-performing loans held-for-investment, originated	79	928	2,742	3,749	—	3,749
Loans acquired:
Real estate loans:
Commercial
LTV < 35%
Substandard	—	—	294	294	—	294
LTV => 35%
Substandard	—	771	58	829	—	829
Total commercial	—	771	352	1,123	—	1,123
One-to-four family residential
LTV < 60%
Substandard	1	200	27	228	58	286
Total one-to-four family residential	1	200	27	228	58	286
Multifamily
LTV => 35%
Substandard	—	417	—	417	—	417
Total multifamily	—	417	—	417	—	417
Home equity and lines of credit
Substandard	—	28	49	77	—	77
Total home equity and lines of credit	—	28	49	77	—	77
Total non-performing loans acquired	1	1,416	428	1,845	58	1,903
Total non-performing loans	$80	$2,344	$3,170	$5,594	$58	$5,652

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

	December 31, 2017
	Total Non-Performing Loans
	Non-Accruing Loans
	0-29 Days Past Due	30-89 Days Past Due	90 Days or More Past Due	Total	90 Days or More Past Due and Accruing	Total Non-Performing Loans
Loans held-for-investment:
Real estate loans:
Commercial
LTV => 35%
Substandard	$432	$314	$2,305	$3,051	$—	$3,051
Total commercial	432	314	2,305	3,051	—	3,051
One-to-four family residential
LTV < 60%
Substandard	—	206	328	534	—	534
LTV => 60%
Substandard	—	—	39	39	—	39
Total one-to-four family residential	—	206	367	573	—	573
Home equity and lines of credit
Substandard	79	—	—	79	—	79
Total home equity and lines of credit	79	—	—	79	—	79
Commercial and industrial loans
Substandard	—	—	72	72	—	72
Total commercial and industrial loans	—	—	72	72	—	72
Total non-performing loans held-for-investment, originated	511	520	2,744	3,775	—	3,775
Loans acquired:
Real estate loans:
Commercial
LTV < 35%
Substandard	—	—	205	205	—	205
LTV => 35%
Substandard	—	773	58	831	—	831
Total commercial	—	773	263	1,036	—	1,036
One-to-four family residential
LTV < 60%
Substandard	—	201	—	201	27	228
Total one-to-four family residential	—	201	—	201	27	228
Multifamily
LTV => 35%
Substandard	—	417	—	417	—	417
Total multifamily	—	417	—	417	—	417
Home equity and lines of credit
Substandard	—	28	49	77	—	77
Total home equity and lines of credit	—	28	49	77	—	77
Commercial and industrial loans
Substandard	—	—	2	2	—	2
Total commercial and industrial loans	—	—	2	2	—	2
Other loans - Pass	—	—	—	—	1	1
Total non-performing loans acquired	—	1,419	314	1,733	28	1,761
Total non-performing loans	$511	$1,939	$3,058	$5,508	$28	$5,536

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

The following tables set forth the detail and delinquency status of originated and acquired loans held-for-investment, net of deferred fees and costs, by performing and non-performing loans at March 31, 2018, and December 31, 2017 (in thousands):

	March 31, 2018
	Performing (Accruing) Loans
	0-29 Days Past Due	30-89 Days Past Due	Total	Non-Performing Loans	Total Loans Receivable, net
Loans held-for-investment:
Real estate loans:
Commercial
LTV < 35%
Pass	$57,674	$226	$57,900	$—	$57,900
Special Mention	—	406	406	—	406
Total	57,674	632	58,306	—	58,306
LTV => 35%
Pass	374,775	—	374,775	—	374,775
Special Mention	824	344	1,168	—	1,168
Substandard	7,632	1,969	9,601	3,029	12,630
Total	383,231	2,313	385,544	3,029	388,573
Total commercial	440,905	2,945	443,850	3,029	446,879
One-to-four family residential
LTV < 60%
Pass	58,022	2,420	60,442	—	60,442
Special Mention	—	678	678	—	678
Substandard	925	—	925	531	1,456
Total	58,947	3,098	62,045	531	62,576
LTV => 60%
Pass	36,829	—	36,829	—	36,829
Substandard	548	—	548	38	586
Total	37,377	—	37,377	38	37,415
Total one-to-four family residential	96,324	3,098	99,422	569	99,991
Construction and land
Pass	28,965	—	28,965	—	28,965
Total construction and land	28,965	—	28,965	—	28,965
Multifamily
LTV < 35%
Pass	133,669	—	133,669	—	133,669
Total	133,669	—	133,669	—	133,669
LTV => 35%
Pass	1,605,986	561	1,606,547	—	1,606,547
Special Mention	633	—	633	—	633
Substandard	1,572	1,244	2,816	—	2,816
Total	1,608,191	1,805	1,609,996	—	1,609,996
Total multifamily	1,741,860	1,805	1,743,665	—	1,743,665
Home equity and lines of credit
Pass	68,396	466	68,862	—	68,862
Special Mention	28	—	28	—	28
Substandard	143	—	143	79	222
Total home equity and lines of credit	68,567	466	69,033	79	69,112
Commercial and industrial
Pass	36,664	92	36,756	—	36,756
Special Mention	536	—	536	—	536
Substandard	106	—	106	72	178
Total commercial and industrial	37,306	92	37,398	72	37,470

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

	March 31, 2018
	Performing (Accruing) Loans (Continued)
	0-29 Days Past Due	30-89 Days Past Due	Total	Non-Performing Loans	Total Loans Receivable, net
Other loans - Pass	1,644	29	1,673	—	1,673
Total originated loans held-for-investment	2,415,571	8,435	2,424,006	3,749	2,427,755
Acquired loans:
One-to-four family residential
LTV < 60%
Pass	261,242	1,820	263,062	—	263,062
Special Mention	435	—	435	—	435
Substandard	65	129	194	286	480
Total	261,742	1,949	263,691	286	263,977
LTV => 60%
Pass	24,867	94	24,961	—	24,961
Substandard	133	—	133	—	133
Total	25,000	94	25,094	—	25,094
Total one-to-four family residential	286,742	2,043	288,785	286	289,071
Commercial
LTV < 35%
Pass	49,236	70	49,306	—	49,306
Special Mention	90	—	90	—	90
Substandard	84	—	84	294	378
Total	49,410	70	49,480	294	49,774
LTV => 35%
Pass	104,388	635	105,023	—	105,023
Special Mention	—	132	132	—	132
Substandard	3,670	425	4,095	829	4,924
Total	108,058	1,192	109,250	829	110,079
Total commercial	157,468	1,262	158,730	1,123	159,853
Construction and land
Pass	14,336	592	14,928	—	14,928
Total construction and land	14,336	592	14,928	—	14,928
Multifamily
LTV < 35%
Pass	188,186	—	188,186	—	188,186
Special Mention	71	—	71	—	71
Substandard	—	152	152	—	152
Total	188,257	152	188,409	—	188,409
LTV => 35%
Pass	8,886	—	8,886	—	8,886
Substandard	—	—	—	417	417
Total	8,886	—	8,886	417	9,303
Total multifamily	197,143	152	197,295	417	197,712
Home equity and lines of credit
Pass	19,207	80	19,287	—	19,287
Substandard	85	—	85	77	162
Total home equity and lines of credit	19,292	80	19,372	77	19,449
Commercial and industrial
Pass	15,659	—	15,659	—	15,659
Total commercial and industrial	15,659	—	15,659	—	15,659
Other loans - Pass	23	—	23	—	23
Total loans acquired	690,663	4,129	694,792	1,903	696,695
	$3,106,234	$12,564	$3,118,798	$5,652	$3,124,450

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

	December 31, 2017
	Performing (Accruing) Loans
	0-29 Days Past Due	30-89 Days Past Due	Total	Non-Performing Loans	Total Loans Receivable, net
Loans held-for-investment:
Real estate loans:
Commercial
LTV < 35%
Pass	$84,620	$—	$84,620	—	$84,620
Special Mention	—	410	410	—	410
Total	84,620	410	85,030	—	85,030
LTV => 35%
Pass	346,229	628	346,857	—	346,857
Special Mention	832	1,338	2,170	—	2,170
Substandard	7,675	998	8,673	3,051	11,724
Total	354,736	2,964	357,700	3,051	360,751
Total commercial	439,356	3,374	442,730	3,051	445,781
One-to-four family residential
LTV < 60%
Pass	57,907	2,493	60,400	—	60,400
Special Mention	—	683	683	—	683
Substandard	322	614	936	534	1,470
Total	58,229	3,790	62,019	534	62,553
LTV => 60%
Pass	38,504	—	38,504	—	38,504
Substandard	554	—	554	39	593
Total	39,058	—	39,058	39	39,097
Total one-to-four family residential	97,287	3,790	101,077	573	101,650
Construction and land
Pass	34,614	6	34,620	—	34,620
Total construction and land	34,614	6	34,620	—	34,620
Multifamily
LTV < 35%
Pass	131,488	304	131,792	—	131,792
Total	131,488	304	131,792	—	131,792
LTV => 35%
Pass	1,603,714	233	1,603,947	—	1,603,947
Special Mention	638	1,259	1,897	—	1,897
Substandard	83	1,501	1,584	—	1,584
Total	1,604,435	2,993	1,607,428	—	1,607,428
Total multifamily	1,735,923	3,297	1,739,220	—	1,739,220
Home equity and lines of credit
Pass	67,426	—	67,426	—	67,426
Special Mention	28	—	28	—	28
Substandard	146	—	146	79	225
Total home equity and lines of credit	67,600	—	67,600	79	67,679
Commercial and industrial loans
Pass	34,003	138	34,141	—	34,141
Special Mention	547	24	571	—	571
Substandard	109	—	109	72	181
Total commercial and industrial loans	34,659	162	34,821	72	34,893
Other loans - Pass	1,403	29	1,432	—	1,432
Total originated loans held-for-investment	$2,410,842	$10,658	$2,421,500	$3,775	$2,425,275

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

	December 31, 2017
	Performing (Accruing) Loans
	0-29 Days Past Due	30-89 Days Past Due	Total	Non-Performing Loans	Total Loans Receivable, net
Loans Acquired
Real estate loans:
One-to-four family residential
LTV < 60%
Pass	250,149	224	250,373	—	250,373
Special Mention	455	—	455	—	455
Substandard	417	150	567	228	795
Total	251,021	374	251,395	228	251,623
LTV => 60%
Pass	23,295	—	23,295	—	23,295
Substandard	135	—	135	—	135
Total	23,430	—	23,430	—	23,430
Total one-to-four family residential	274,451	374	274,825	228	275,053
Commercial
LTV < 35%
Pass	50,035	70	50,105	—	50,105
Special Mention	91	—	91	—	91
Substandard	—	181	181	205	386
Total	50,126	251	50,377	205	50,582
LTV => 35%
Pass	108,125	158	108,283	—	108,283
Special Mention	—	133	133	—	133
Substandard	3,703	430	4,133	831	4,964
Total	111,828	721	112,549	831	113,380
Total commercial	161,954	972	162,926	1,036	163,962
Construction and land
Pass	17,201	—	17,201	—	17,201
Total construction and land	17,201	—	17,201	—	17,201
Multifamily
LTV < 35%
Pass	189,551	—	189,551	—	189,551
Special Mention	78	—	78	—	78
Substandard	153	—	153	—	153
Total	189,782	—	189,782	—	189,782
LTV => 35%
Pass	8,950	—	8,950	—	8,950
Substandard	—	—	—	417	417
Total	8,950	—	8,950	417	9,367
Total multifamily	198,732	—	198,732	417	199,149
Home equity and lines of credit
Pass	20,291	—	20,291	—	20,291
Substandard	87	—	87	77	164
Total home equity and lines of credit	20,378	—	20,378	77	20,455
Commercial and industrial loans
Pass	16,904	40	16,944	—	16,944
Substandard	—	—	—	2	2
Total commercial and industrial loans	16,904	40	16,944	2	16,946
Other	36	—	36	1	37
Total loans acquired	689,656	1,386	691,042	1,761	692,803
	$3,100,498	$12,044	$3,112,542	$5,536	$3,118,078

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

The following table summarizes originated and acquired impaired loans as of March 31, 2018, and December 31, 2017 (in thousands):

	March 31, 2018			December 31, 2017
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With No Allowance Recorded:
Real estate loans:
Commercial
LTV < 35%
Substandard	$—	$139	$—	$—	$139	$—
LTV => 35%
Pass	4,695	5,581	—	6,263	7,150	—
Substandard	9,692	10,508	—	9,745	10,560	—
One-to-four family residential
LTV < 60%
Pass	1,177	1,245	—	1,189	1,254	—
Substandard	252	252	—	251	251	—
LTV => 60%
Pass	402	427	—	136	161	—
Substandard	133	285	—	135	286	—
Multifamily
LTV < 35%
Substandard	152	152	—	153	153	—
LTV => 35%
Pass	48	518	—	1,309	1,780
Substandard	1,244	1,244	—	—	—	—
Home equity and lines of credit
Pass	32	32	—	33	33	—
Commercial and industrial loans
Substandard	132	132	—	135	135	—
With a Related Allowance Recorded:
Real estate loans:
Commercial
LTV => 35%
Pass	1,486	1,486	(4)	—	—	—
One-to-four family residential
LTV < 60%
Pass	408	408	(3)	411	411	(7)
Substandard	678	678	(35)	997	997	(49)
LTV => 60%
Pass	—	—	—	268	268	(19)
Home equity and lines of credit
Substandard	35	35	(10)	36	36	(4)
Commercial and industrial loans
Special Mention	23	23	(3)	24	24	(3)
Total:
Real estate loans
Commercial	15,873	17,714	(4)	16,008	17,849	—
One-to-four family residential	3,050	3,295	(38)	3,387	3,628	(75)
Multifamily	1,444	1,914	—	1,462	1,933	—
Home equity and lines of credit	67	67	(10)	69	69	(4)
Commercial and industrial loans	155	155	(3)	159	159	(3)
	$20,589	$23,145	$(55)	$21,085	$23,638	$(82)

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

Included in the above table at March 31, 2018, are impaired loans with carrying balances of $13.2 million that were not written down by charge-offs or for which there are no specific reserves in our allowance for loan losses. Included in impaired loans at December 31, 2017, are loans with carrying balances of $14.5 million that were not written down by charge-offs or for which there are no specific reserves in our allowance for loan losses. Loans not written down by charge-offs or specific reserves at March 31, 2018, and December 31, 2017, are considered to have sufficient collateral values, less costs to sell, to support the carrying balances of the loans.

The following table summarizes the average recorded investment in originated and acquired impaired loans (excluding PCI loans) and interest recognized on impaired loans as of, and for, the three months ended March 31, 2018, and March 31, 2017 (in thousands):

	Three Months Ended
	March 31, 2018		March 31, 2017
	Average Recorded Investment	Interest Income	Average Recorded Investment	Interest Income
With No Allowance Recorded:
Real estate loans:
Commercial
LTV < 35%
Substandard	$—	$—	$—	$5
LTV => 35%
Pass	5,479	64	4,890	64
Substandard	9,718	75	13,699	128
One-to-four family residential
LTV < 60%
Pass	1,183	13	630	8
Substandard	252	1	386	8
LTV => 60%
Pass	269	4	—	—
Substandard	134	3	450	5
Multifamily
LTV < 35%
Substandard	152	1	155	1
LTV => 35%
Pass	679	4	61	4
Substandard	622	11	—	—
Home equity and lines of credit
Pass	33	1	38	1
Commercial and industrial loans
Substandard	134	—	110	—
With a Related Allowance Recorded:
Real estate loans:
Commercial
Pass	743	20	—	—
Substandard	—	—	1,010	—
One-to-four family residential
LTV < 60%
Pass	409	2	—	—
Substandard	837	4	1,308	7
LTV => 60%
Pass	134	—	274	4
Substandard	—	—	379	1
Multifamily
LTV => 35%
Pass	—	—	1,302	12
Substandard	—	—	450	—

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

	Three Months Ended
	March 31, 2018		March 31, 2017
	Average Recorded Investment	Interest Income	Average Recorded Investment	Interest Income
Home equity and lines of credit
Pass	—	—	257	2
Substandard	35	—	38	—
Commercial and industrial loans
Special Mention	24	—	26	—
Total:
Real estate loans
Commercial	15,940	159	19,599	197
One-to-four family residential	3,218	27	3,427	33
Multifamily	1,453	16	1,968	17
Home equity and lines of credit	68	1	333	3
Commercial and industrial loans	158	—	136	—
	$20,837	$203	$25,463	$250

There were no loans modified as troubled debt restructurings (TDRs) during the three months ended March 31, 2018. There was one one-to-four family residential loan modified as a TDR during the three months ended March 31, 2017. This loan had a pre- and post-modification balance of $256,000 as of the date of modification, and was restructured to receive a reduced interest rate.

At March 31, 2018, and December 31, 2017, we had TDRs of $17.8 million and $18.3 million, respectively.

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

At March 31, 2018, there were no TDR loans that were restructured during the preceding twelve months ended March 31, 2018, that subsequently defaulted. At March 31, 2017, there was one one-to-four family residential TDR loan that was restructured during the preceding twelve months ended March 31, 2017, that subsequently defaulted. The loan had a recorded investment of $254,000, was 90 days or more past due, and on non-accrual status at March 31, 2017.

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

Note 6 – Deposits

Deposits account balances are summarized as follows (in thousands):

	March 31, 2018	December 31, 2017
Non-interest-bearing demand	$405,917	$407,267
Interest-bearing negotiable orders of withdrawal (NOW)	480,466	465,140
Savings and money market	1,190,872	1,225,643
Certificates of deposit	827,821	738,929
Total deposits	$2,905,076	$2,836,979

Interest expense on deposit accounts is summarized for the periods indicated (in thousands):

	Three Months Ended
	March 31,
	2018	2017
Negotiable orders of withdrawal, savings, and money market	$2,143	$2,030
Certificates of deposit	3,068	1,590
Total interest expense on deposit accounts	$5,211	$3,620

Note 7 – Equity Incentive Plan

The following table is a summary of the Company’s stock options outstanding as of March 31, 2018, and changes therein during the three months then ended.

	Number of Stock Options	Weighted Average Grant Date Fair Value	Weighted Average Exercise Price	Weighted Average Contractual Life (years)
Outstanding - December 31, 2017	4,620,687	$3.51	$11.82	5.17
Forfeited	(14,318)	2.65	8.51	—
Exercised	(530,180)	2.56	7.91	—
Outstanding - March 31, 2018	4,076,189	3.63	12.34	5.37
Exercisable - March 31, 2018	2,577,157	3.40	11.35	4.53

Expected future stock option expense related to the non-vested options outstanding as of March 31, 2018, is $3.2 million over a weighted average period of 1.66 years.
The following is a summary of the status of the Company’s restricted stock awards as of March 31, 2018, and changes therein during the three months then ended.

	Number of Shares Awarded	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2017	585,895	$14.05
Forfeited	(600)	13.13
Non-vested at March 31, 2018	585,295	$14.05

Expected future stock award expense related to the non-vested restricted share awards as of March 31, 2018, is $4.5 million over a weighted average period of 1.68 years.

During the three months ended March 31, 2018 and 2017, the Company recorded $1.4 million and $1.6 million, respectively, of stock-based compensation related to the above plans.

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

Note 8 – Fair Value Measurements
The following tables present the assets reported on the consolidated balance sheets at their estimated fair value as of March 31, 2018, and December 31, 2017, by level within the fair value hierarchy as required by the Fair Value Measurements and Disclosures Topic of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”).  Financial assets and liabilities are classified in their entirety based on the level of input that is significant to the fair value measurement.  The fair value hierarchy is as follows:

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
The methods of determining the fair value of assets and liabilities presented in this note are consistent with our methodologies disclosed in Note 14 to the Consolidated Financial Statements of the Company’s 2017 Annual Report on Form 10-K, except for the valuation of loans held for investment which was impacted by the adoption of ASU No. 2016-01. In accordance with ASU No. 2016-01, the fair value of loans held for investment is estimated using an “exit price” approach in estimating and disclosing fair value of financial instruments incorporating discounts for credit, liquidity and marketability factors. The fair values shown as of December 31, 2017, use an “entry price” approach. For further details on ASU 2016-01 see Note 12 - “Recently Issued and Adopted Accounting Pronouncements.”

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

	Fair Value Measurements at March 31, 2018 Using:
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Measured on a recurring basis:
Assets:
Investment securities:
Debt securities available-for-sale:
Mortgage-backed securities
GSE	$475,198	$—	$475,198	$—
Non-GSE	77	—	77	—
Other debt securities
Municipal bonds	331	—	331	—
Corporate bonds	116,968	—	116,968	—
Total debt securities available-for-sale	592,574	—	592,574	—
Trading securities	9,822	9,822	—	—
Equity securities	172	172	—	—
Total	$602,568	$9,994	$592,574	$—
Measured on a non-recurring basis:
Assets:
Impaired loans:
Real estate loans:
Commercial real estate	$6,040	$—	$—	$6,040
One-to-four family residential mortgage	1,182	—	—	1,182
Multifamily	48	—	—	48
Home equity and lines of credit	25	—	—	25
Total impaired real estate loans	7,295	—	—	7,295
Commercial and industrial loans	20	—	—	20
Other real estate owned	850	—	—	850
Total	$8,165	$—	$—	$8,165

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

	Fair Value Measurements at December 31, 2017 Using:
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Measured on a recurring basis:
Assets:
Investment securities:
Debt securities available-for-sale:
Mortgage-backed securities
GSE	$445,224	$—	$445,224	$—
Non-GSE	79	—	79	—
Other debt securities
Municipal bonds	349	—	349	—
Corporate bonds	68,130	—	68,130	—
Total debt securities available-for-sale	513,782	—	513,782	—
Trading securities	9,597	9,597	—	—
Equity securities	323	323
Total	$523,702	$9,920	$513,782	$—
Measured on a non-recurring basis:
Assets:
Impaired loans:
Real estate loans:
Commercial real estate	$4,645	$—	$—	$4,645
One-to-four family residential mortgage	1,735	—	—	1,735
Multifamily	51	—	—	51
Home equity and lines of credit	31	—	—	31
Total impaired real estate loans	6,462	—	—	6,462
Commercial and industrial loans	21	—	—	21
Other real estate owned	850	—	—	850
Total	$7,333	$—	$—	$7,333

The following table presents qualitative information for Level 3 assets measured at fair value on a non-recurring basis at March 31, 2018, and December 31, 2017 (dollars in thousands):

	Fair Value		Valuation Methodology	Unobservable Inputs	Range of Inputs
	March 31, 2018	December 31, 2017			March 31, 2018	December 31, 2017
Impaired loans	$7,315	$6,483	Appraisals	Discount for costs to sell	7.0%	7.0%
				Discount for quick sale	10.0%	10.0%
			Discounted cash flows	Interest rates	3.13% to 6.5%	3.13% to 6.5%
Other real estate owned	$850	$850	Appraisals	Discount for costs to sell	7.0%	7.0%

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

The valuation techniques described below were used to measure fair value of financial instruments in the tables below on a recurring basis and a non-recurring basis as of March 31, 2018, and December 31, 2017.
Debt Securities Available for Sale: The estimated fair values for mortgage-backed securities, corporate, and other debt securities are obtained from an independent nationally recognized third-party pricing service. The estimated fair values are derived primarily from cash flow models, which include assumptions for interest rates, credit losses, and prepayment speeds. Broker/dealer quotes are utilized as well, when such quotes are available and deemed representative of the market. The significant inputs utilized in the cash flow models are based on market data obtained from sources independent of the Company (Observable Inputs), and are therefore classified as Level 2 within the fair value hierarchy. There were no transfers of securities between Level 1 and Level 2 during the three months ended March 31, 2018.
Trading Securities: Fair values are derived from quoted market prices in active markets. The assets consist of publicly traded mutual funds.

Equity Securities: Fair values of equity securities consisting of publicly traded mutual funds are derived from quoted market prices in active markets.

Impaired Loans: At March 31, 2018, and December 31, 2017, the Company had impaired loans held-for-investment (excluding PCI loans) with outstanding principal balances of $9.7 million and $8.8 million, respectively, which were recorded at their estimated fair value of $7.3 million and $6.5 million, respectively. The Company recorded a net decrease in the specific reserve for impaired loans of $27,000 and $246,000 for the three months ended March 31, 2018, and March 31, 2017, respectively, utilizing level 3 inputs. For purposes of estimating the fair value of impaired loans, management utilizes independent appraisals, if the loan is collateral dependent, adjusted downward by management, as necessary, for changes in relevant valuation factors subsequent to the appraisal date, or the present value of expected future cash flows for non-collateral dependent loans and troubled debt restructurings.

Other Real Estate Owned (OREO):  At both March 31, 2018, and December 31, 2017, the Company had assets acquired through foreclosure, or deed in lieu of foreclosure, of $850,000. These assets are recorded at estimated fair value, less estimated selling costs when acquired, establishing a new cost basis. Estimated fair value is generally based on independent appraisals. These appraisals include adjustments to comparable assets based on the appraisers’ market knowledge and experience, and are considered Level 3 inputs. When an asset is acquired, the excess of the loan balance over fair value, less estimated selling costs, is charged to the allowance for loan losses. If the estimated fair value of the asset declines, a write-down is recorded through non-interest expense. The valuation of foreclosed assets is subjective in nature and may be adjusted in the future because of changes in economic conditions.

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

(a)	Cash and Cash Equivalents
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

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

(b)	Debt Securities (Held to Maturity)
The estimated fair values for substantially all of our securities are obtained from an independent nationally recognized pricing service. The independent pricing service utilizes market prices of same or similar securities whenever such prices are available. Prices involving distressed sellers are not utilized in determining fair value. Where necessary, the independent third-party pricing service estimates fair value using models employing techniques such as discounted cash flow analysis. The assumptions used in these models typically include assumptions for interest rates, credit losses, and prepayments, utilizing market observable data where available.

(c)	Investments in Equity Securities at Net Asset Value Per Share

The Company uses net asset value as a practical expedient to record its investment in a private SBA Loan Fund since the shares in the fund are not publicly traded, do not have a readily determinable fair value and the net asset value per share is calculated in a manner consistent with the measurement principles of an investment company.

(d)	Federal Home Loan Bank of New York Stock

The fair value for Federal Home Loan Bank of New York (FHLB) stock is its carrying value, since this is the amount for which it could be redeemed and there is no active market for this stock.

(e)	Loans (Held-for-Investment)
Fair values are estimated for portfolios of loans with similar financial characteristics. Loans are segregated by type such as originated and purchased, and further segregated by residential mortgage, construction, land, multifamily, commercial and consumer. Each loan category is further segmented into amortizing and non-amortizing and fixed and adjustable rate interest terms and by performing and nonperforming categories. The fair value of loans is estimated using a discounted cash flow analysis. The discount rates used to determine fair value use interest rate spreads that reflect factors such as liquidity, credit, and nonperformance risk of the loans.

(f)	Loans (Held-for-Sale)
Held-for-sale loans are carried at the lower of aggregate cost or estimated fair value, less costs to sell, and therefore fair value is equal to carrying value.

(g)	Deposits
The fair value of deposits with no stated maturity, such as non-interest bearing demand deposits, savings, NOW and money market accounts, is equal to the amount payable on demand. The fair value of certificates of deposit is based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered for deposits of similar remaining maturities.

(h)	Commitments to Extend Credit and Standby Letters of Credit

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

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

 (i)        Borrowed Funds
The fair value of borrowed funds is estimated by discounting future cash flows based on rates currently available for debt with similar terms and remaining maturity.

(j)	Advance Payments by Borrowers for Taxes and Insurance
Advance payments by borrowers for taxes and insurance have no stated maturity; the fair value is equal to the amount currently payable.

The estimated fair value of the Company’s financial instruments at March 31, 2018, and December 31, 2017, is presented in the following tables (in thousands):

	March 31, 2018
		Estimated Fair Value
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$52,574	$52,574	$—	$—	$52,574
Trading securities	9,822	9,822	—	—	9,822
Debt securities available-for-sale	592,574	—	592,574	—	592,574
Debt securities held-to-maturity	9,873	—	9,636	—	9,636
Equity securities (1)	172	172		—	172
Federal Home Loan Bank of New York stock, at cost	24,433	—	24,433	—	24,433
Net loans held-for-investment	3,120,362	—	—	3,170,626	3,170,626
Financial liabilities:
Deposits	$2,905,076	$—	$—	$2,906,045	$2,906,045
Borrowed funds	456,272	—	488,615	—	488,615
Advance payments by borrowers for taxes and insurance	18,206	—	18,206	—	18,206

	December 31, 2017
		Estimated Fair Value
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$57,839	$57,839	$—	$—	$57,839
Trading securities	9,597	9,597	—	—	9,597
Debt securities available-for-sale	515,121	—	515,121	—	515,121
Debt securities held-to-maturity	9,931	—	9,892	—	9,892
Equity securities (1)	323	323	—		323
Federal Home Loan Bank of New York stock, at cost	25,046	—	25,046	—	25,046
Net loans held-for-investment	3,114,659	—	—	3,157,829	3,157,829
Financial liabilities:
Deposits	$2,836,979	$—	$2,839,666	$—	$2,839,666
Borrowed funds	471,549	—	466,625	—	466,625
Advance payments by borrowers for taxes and insurance	14,798	—	14,798	—	14,798
 (1) Excludes $1.0 million of investments measured at net asset value at March 31, 2018, and December 31, 2017, which have not been classified in the fair value hierarchy.

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

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

Diluted earnings per share is computed using the same method as basic earnings per share, but reflects the potential dilution that could occur if stock options and unvested shares of restricted stock were exercised and converted into common stock. These potentially dilutive shares would then be included in the weighted average number of shares outstanding for the period using the treasury stock method. When applying the treasury stock method we added the assumed proceeds from option exercises and the average unamortized compensation costs related to unvested shares of restricted stock and stock options. We then divided this sum by our average stock price for the period to calculate assumed shares repurchased. The excess of the number of shares issuable over the number of shares assumed to be repurchased is added to basic weighted average common shares to calculate diluted earnings per share.

The following is a summary of the Company’s earnings per share calculations and reconciliation of basic to diluted earnings per share for the periods indicated (dollars in thousands, except per share data):

	Three Months Ended March 31,
	2018	2017
Net income available to common stockholders	$10,445	$9,948

Weighted average shares outstanding-basic	45,780,027	45,022,365
Effect of non-vested restricted stock and stock options outstanding	1,219,748	1,903,709
Weighted average shares outstanding-diluted	46,999,775	46,926,074
Earnings per share-basic	$0.23	$0.22
Earnings per share-diluted	$0.22	$0.21
Anti-dilutive shares	885,744	40,000
Note 10 – Commitments

The Company has obligations related to non-cancelable operating leases and capitalized leases on property used for banking purposes, that were disclosed in its Annual Report on Form 10-K for the year ended December 31, 2017. During the quarter ended March 31, 2018, the Company entered into a new lease agreement for 1,800 square feet of space at a branch facility in Brooklyn, New York, for a minimum term of 15 years through March 31, 2033, with three five-year options to renew. Pursuant to the terms of this lease we estimate our total additional future minimum rent payments to be approximately $5.8 million.

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

Note 11 – Revenue Recognition

Effective January 1, 2018, the Company adopted ASU No. 2014-09, Revenue from Contracts with Customers (“Topic 606”) and all subsequent ASUs that modified Topic 606. For further details on ASU No. 2014-09 see Note 12 - “Recently Issued and Adopted Accounting Pronouncements.” The adoption of ASU No. 2014-09 did not have a material impact on the measurement or recognition of revenue as it does not apply to revenue associated with financial instruments, including revenue from loans and investment securities, which is the Company's primary source of revenue. In addition, certain non-interest income streams such as income on bank owned life insurance, gains on securities transactions, and other non-interest income are not in the scope of the new guidance. The Company’s revenue streams that are within the scope of Topic 606 include service charges on deposit accounts, ATM and card interchange fees, and investment services fees. However, the revenue recognition of these revenue streams did not change upon adoption of Topic 606 as our customer contracts generally do not have performance obligations and fees are assessed and collected as the transaction occurs.
The following table summarizes non-interest income for the periods indicated (in thousands):

	Three Months Ended
	March 31,
	2018	2017
Fees and service charges for customer services:
Service charges	$841	872
ATM and card interchange fees	267	260
Investment fees	106	86
Total fees and service charges for customer services	1,214	1,218
Income on bank owned life insurance	954	2,458
Gains on securities transactions, net	161	408
Other	76	63
Total non-interest income	$2,405	$4,147

The following revenue streams are within the scope of Topic 606:

Fees and service charges for customer services. Fees and service charges for customer services include: (i) service charges on deposit accounts, including account maintenance fees, overdraft fees, insufficient funds fees, wire fees, and other deposit related fees; (ii) ATM and card interchange fees, which include fees generated when a Bank cardholder uses a non-Bank ATM or a non-Bank cardholder uses a Bank ATM, and fees earned whenever the Bank's debit cards are processed through card payment networks such as Visa; and (iii) investment fees earned through partnering with a third party investment and brokerage service firm to provide insurance and investment products to customers. The Company's performance obligation for fees and service charges is satisfied and related revenue recognized immediately or in the month of performance of services.

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

Note 12 – Recently Issued and Adopted Accounting Pronouncements

Accounting Pronouncements Adopted in 2018

ASU No. 2014-09. In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies generally will be required to use more judgment and make more estimates than under current guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. Subsequent to the issuance of ASU No. 2014-09, the FASB issued targeted updates to clarify specific implementation issues including ASU No. 2016-08, “Principal versus Agent Considerations (Reporting Revenue Gross versus Net),” ASU No. 2016-10, “Identifying Performance Obligations and Licensing,” ASU No. 2016-12, “Narrow-Scope Improvements and Practical Expedients,” and ASU No. 2016-20 “Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers.” The new standard was effective for the Company on January 1, 2018. The adoption of ASU No. 2014-09 did not have a material impact on the Company’s consolidated financial statements and related disclosures as the Company’s primary sources of revenues are derived from interest income on financial assets that are not within the scope of the new guidance. Management conducted an assessment of the revenue streams that were potentially affected by the new guidance and reviewed contracts in scope to ensure compliance with the new guidance. These contracts included those related to service charges on deposit accounts, ATM and card interchange fees, and investment services fees. The Company’s revenue recognition pattern for these revenue streams did not change from current practice. Additional disclosures required by the standard have been included in Note 11. “Revenue Recognition.”

ASU No. 2016-01. In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, which addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. The guidance primarily affects the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments including the following: 1) Requires equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income; 2) Simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment; 3) Requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; 4) Requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value and 5) Reduces diversity in current practice by clarifying that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available for sale securities in combination with the entity’s other deferred tax assets. ASU No. 2016-01 is effective for the Company for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. The Company adopted ASU No. 2016-01 effective January 1, 2018, which did not have a material impact on the Company’s consolidated financial statements due to the Company's proportionately small portfolio of equity securities and no liabilities that are measured at fair value. The primary impact of the adoption of ASU No. 2016-01 was the reclassification of equity securities from available-for-sale to equity securities on the consolidated balance sheets and the use of an exit price notion for valuing loans at fair value. See Note 4 - “Equity Securities” and Note 8 - “Fair Value Measurements” for further details.

ASU No. 2016-15. In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which provides guidance on how certain cash receipts and cash payments should be classified and presented in the statement of cash flows. ASU No. 2016-15 includes guidance on eight specific cash flow issues with the objective of reducing the existing diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. ASU No. 2016-15 is effective for annual and interim reporting periods beginning after December 15, 2017. The Company adopted ASU No. 2016-15 effective January 1, 2018, which did not have a material impact on the Company's consolidated statements of cash flows.

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

ASU No. 2017-07. In March 2017, the FASB issued ASU No. 2017-07, Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, which requires that companies disaggregate the service cost component from other components of net benefit cost. The guidance requires companies that offer postretirement benefits to present the service cost, which is the amount an employer has to set aside each quarter or fiscal year to cover the benefits, in the same line item with other current employee compensation costs. Other components of net benefit cost will be presented in the income statement separately from the service cost component and outside the subtotal of income from operations, if one is presented. The Company adopted ASU No. 2017-07 effective January 1, 2018, which did not have a material impact on the Company’s consolidated financial statements.

Accounting Pronouncements Not Yet Adopted

ASU No. 2018-03. In February 2018, the FASB issued ASU No. 2018-03, Technical Corrections and Improvements to Financial Instruments-Overall (Subtopic 825-10) which clarifies certain aspects of the guidance issued in ASU No. 2016-01 including: the ability to irrevocably elect to change the measurement approach for equity securities measured using the practical expedient (at cost plus or minus observable transactions less impairment) to a fair value method in accordance with Topic 820, Fair Value Measurement; clarification that if an observable transaction occurs for such securities, the adjustment is as of the observable transaction date; clarification that the prospective transition approach for equity securities without a readily determinable fair value is meant only for instances in which the practical expedient is elected; and various other clarifications. ASU No. 2018-03 is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years beginning after June 15, 2018. Adoption is not expected to have a material impact on the Company's consolidated financial statements.

ASU No. 2017-08. In March 2017, the FASB issued ASU No. 2017-08, Receivables-Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities. The amendments in this update require the premium on callable debt securities to be amortized to the earliest call date rather than the maturity date; however, securities held at a discount continue to be amortized to maturity. The amendments apply only to debt securities purchased at a premium that are callable at fixed prices and on preset dates. The amendments more closely align interest income recorded on debt securities held at a premium or discount with the economics of the underlying instrument. ASU No. 2017-08 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted, and is to be applied using the modified retrospective method. ASU No. 2017-08 is not expected to have a significant effect on the Company's consolidated financial statements.

ASU No 2017-04. In January 2017, the FASB issued ASU No. 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The ASU simplifies the subsequent measurement of goodwill impairment by eliminating the requirement to calculate the implied fair value of goodwill (i.e., the current Step 2 of the goodwill impairment test) to measure a goodwill impairment charge. As amended, the goodwill impairment test will consist of one step comparing the fair value of a reporting unit with its carrying amount. A goodwill impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value. The ASU is effective for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim and annual goodwill impairment testing dates after January 1, 2017. The adoption of this pronouncement is not expected to have an effect on the Company's consolidated financial statements.

ASU No. 2016-13. In June 2016, the FASB issued No. ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires credit losses on most financial assets measured at amortized cost and certain other instruments to be measured using an expected credit loss model (referred to as the current expected credit loss (“CECL”) model. Under this model, entities will estimate credit losses over the entire contractual term of the instrument from the date of initial recognition of that instrument. Current US GAAP is based on an incurred loss model that delays recognition of credit losses until it is probable the loss has been incurred. Accordingly, it is anticipated that credit losses will be recognized earlier under the CECL model than under the incurred loss model. ASU No. 2016-13 is effective for interim and annual reporting periods beginning after December 15, 2019; early adoption is permitted for interim and annual reporting periods beginning after December 15, 2018. The Company continues to evaluate the potential effect of adoption of this pronouncement on its consolidated financial statements by identifying key interpretive issues, assessing its processes, portfolio segmentation, model development, and identifying the data and system requirements against the new guidance to determine what modifications may be required. As part of the evaluation process, the Company has also established a CECL working group that includes individuals from various functional areas to assess processes and is also evaluating third-party vendor solutions to assist in the application of the ASU No. 2016-13. The adoption of ASU No. 2016-13 may result in an increase in the allowance for loan losses as a result of changing from an incurred loss model, which encompasses allowances for current

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

known and inherent losses within the portfolio, to an expected losses model, which encompasses allowances for losses expected to be incurred over the life of the portfolio. The extent of the effect is indeterminable at this time as it will depend upon the nature and characteristics of the Company's loan portfolio at the adoption date, as well as economic conditions and forecasts at that date.

ASU No. 2016-02. In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which is intended to increase transparency and comparability of accounting for lease transactions. The ASU will require all leases to be recognized on the balance sheet as lease assets and lease liabilities and will require both quantitative and qualitative disclosures regarding key information about leasing arrangements. Lessor accounting is largely unchanged. The guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within that reporting period. The Company is currently evaluating the potential effect of adoption of this pronouncement on its consolidated financial statements. The Company has several lease agreements, such as branch locations, which are currently considered operating leases, and therefore, not recognized on the Company’s consolidated statements of condition. The new guidance will require these lease agreements to be recognized on the consolidated balance sheets as a right-of-use asset and a corresponding lease liability. Therefore, the Company’s preliminary evaluation indicates the provisions of ASU No. 2016-02 are expected to impact the Company’s consolidated balance sheets; the extent of such impact is under evaluation. The Company does not expect the new guidance to have a material impact on its results of operations. The Company is nearing completion of identifying a complete inventory of arrangements containing a lease and accumulating the lease data necessary to apply the amended guidance. In addition, the Company has contracted with a third-party software vendor to aid in the transition to the new leasing guidance.

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

•
significant increases in our loan losses, including increases that may result from the new authoritative accounting guidance known as the current expected credit loss (“CECL”) model which may increase the required level of our allowance for loan losses after adoption effective January 1, 2020;

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

Critical Accounting Policies

Note 1 to the Company’s Audited Consolidated Financial Statements for the year ended December 31, 2017, included in the Company’s Annual Report on Form 10-K, as supplemented by this report, contains a summary of significant accounting policies.  Various elements of these accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments.  Certain assets are carried in the Consolidated Balance Sheets at estimated fair value or the lower of cost or estimated fair value.  Policies with respect to the methodologies used to determine the allowance for loan losses, estimated cash flows of our purchased credit-impaired (“PCI”) loans, and judgments regarding the valuation of intangible assets and securities as well as the valuation allowance against deferred tax assets are the most critical accounting policies because they are important to the presentation of the Company’s financial condition and results of operations, involve a higher degree of complexity, and require management to make difficult and subjective judgments which often require assumptions or estimates about highly uncertain matters. The use of different judgments, assumptions, and estimates could result in material differences in the results of operations or financial condition.  These critical accounting policies and their application are reviewed periodically and, at least annually, with the Audit Committee of the Board of Directors.  For a further discussion of the critical accounting policies of the Company, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.
Overview
This overview highlights selected information and may not contain all the information that is important to you in understanding our performance during the period. For a more complete understanding of trends, events, commitments, uncertainties, liquidity, capital resources, and critical accounting estimates, you should read this entire document carefully, as well as our Annual Report on Form 10-K for the year ended December 31, 2017.

Net income was $10.4 million for the three months ended March 31, 2018, as compared to $9.9 million for the three months ended March 31, 2017. Basic and diluted earnings per common share were $0.23 and $0.22, respectively, for the three months ended March 31, 2018, compared to basic and diluted earnings per common share of $0.22 and $0.21, respectively, for the three months ended March 31, 2017. Earnings for the quarter ended March 31, 2018 benefited from a lower effective tax rate due to recently enacted federal tax reform (the “Tax Reform Act”), which reduced the federal statutory corporate tax rate to 21% in the first quarter of 2018 from 35% in the fourth quarter of 2017, as well as $869,000, or $0.02 per diluted share, of tax benefits from the exercise or vesting of equity awards. Earnings for the quarter ended March 31, 2017, benefited from $1.7 million, or $0.04 per diluted share, of tax benefits from the exercise or vesting of equity awards, and $1.5 million, or $0.02 per diluted share, of tax-exempt income from bank-owned life insurance proceeds in excess of the cash-surrender value of the policies. For the three months ended March 31, 2018, our return on average assets was 1.04%, as compared to 1.05% for the three months ended March 31, 2017. For the three months ended March 31, 2018, our return on average stockholders’ equity was 6.61% as compared to 6.44% for the three months ended March 31, 2017.

Comparison of Financial Condition at March 31, 2018, and December 31, 2017
Total assets increased $77.8 million, or 1.9%, to $4.07 billion at March 31, 2018, from $3.99 billion at December 31, 2017. The increase was primarily due to an increase in our debt securities available-for sale portfolio of $78.8 million.

The Company’s debt securities available-for-sale portfolio increased by $78.8 million, or 15.3%, to $592.6 million at March 31, 2018, from $513.8 million at December 31, 2017. The increase was primarily attributable to purchases of mortgage-backed and corporate securities, partially offset by paydowns and sales. At March 31, 2018, $475.2 million of the portfolio consisted of residential mortgage-backed securities issued or guaranteed by Fannie Mae, Freddie Mac, or Ginnie Mae. In addition, the Company held $117.0 million in corporate bonds, all of which were considered investment grade at March 31, 2018, and $331,000 in municipal bonds. The effective duration of the securities portfolio at March 31, 2018 was 3.47 years.

 As of March 31, 2018, our non-owner occupied commercial real estate concentration (as defined by regulatory guidance issued in 2006) to total risk-based capital was 403%. Management believes that Northfield Bank (the "Bank") has implemented appropriate risk management practices including risk assessments, board approved underwriting policies and related procedures, which include monitoring bank portfolio performance, performing market analysis (economic and real estate), and stressing of the Bank’s commercial real estate portfolio under severe adverse economic conditions. Although management believes the Bank has implemented appropriate policies and procedures to manage our commercial real estate concentration risk, the Bank’s regulators could require us to implement additional policies and procedures or could require us to maintain higher levels of regulatory capital, which might adversely affect our loan originations, ability to pay dividends, and profitability.

Loans held-for-investment, net, increased $5.7 million to $3.15 billion at March 31, 2018, from $3.14 billion at December 31, 2017. Originated loans held-for-investment, net, remained level and totaled $2.43 billion at March 31, 2018 and December 31, 2017. The following tables detail our multifamily real estate originations for the three months ended March 31, 2018 and 2017 (dollars in thousands):

For the Three Months Ended March 31, 2018
Multifamily Originations	Weighted Average Interest Rate	Weighted Average Loan-to-Value Ratio	Weighted Average Months to Next Rate Change or Maturity for Fixed Rate Loans	(F)ixed or (V)ariable	Amortization Term
$57,471	3.72%	51%	80	V	30 Years
1,400	3.93%	44%	180	F	15 Years
$58,871	3.72%	51%

For the Three Months Ended March 31, 2017
Multifamily Originations	Weighted Average Interest Rate	Weighted Average Loan-to-Value Ratio	Weighted Average Months to Next Rate Change or Maturity for Fixed Rate Loans	(F)ixed or (V)ariable	Amortization Term
$125,145	3.48%	61%	81	V	25 to 30 Years
2,290	3.76%	40%	180	F	15 Years
$127,435	3.48%	61%
Acquired loans, which include loans purchased with no evidence of credit deterioration, increased by $3.9 million to $696.7 million at March 31, 2018, from $692.8 million at December 31, 2017, primarily due to purchases of one-to-four family residential mortgage loan pools during the quarter ended March 31, 2018, totaling $37.5 million, partially offset by paydowns. The geographic locations of the properties collateralizing the loans purchased are as follows: 32.7% in New York, 29.9% in California, 27.1% in Massachusetts, with the majority of the remaining balance in New Jersey.
The following table provides the details of the loans pools purchased during the three months ended March 31, 2018 (dollars in thousands):

Purchase Amount	Loan Type	Weighted Average Interest Rate(1)	Weighted Average Loan-to-Value Ratio	Weighted Average Months to Next Rate Change or Maturity for Fixed Rate Loans	(F)ixed or (V)ariable	Original Amortization Term
$29,963	Residential	2.30%	55%	1	V	30 Years
4,368	Residential	3.67%	58%	346	F	15 - 30 Years
3,178	Residential	3.68%	60%	330	F	15 - 30 Years
$37,509		2.58%	56%
(1) Net of servicing fee retained by the originating bank
Purchased credit-impaired (“PCI”) totaled $22.1 million at March 31, 2018, as compared to $22.7 million at December 31, 2017. The majority of the PCI loan balance consists of loans acquired as part of a Federal Deposit Insurance Corporation-assisted transaction. The Company accreted interest income of $1.1 million attributable to PCI loans for the three months ended March 31, 2018, as compared to $1.5 million for the three months ended March 31, 2017.

Total liabilities increased $73.9 million, or 2.2%, to $3.43 billion at March 31, 2018, from $3.35 billion at December 31, 2017. The increase was primarily attributable to an increase in deposits of $68.1 million, and an increase in accrued expenses and other liabilities of $17.6 million, partially offset by decreases in other borrowings of $13.3 million, and securities sold under agreements to repurchase of $2.0 million. The increase in accrued expenses and other liabilities was primarily a result of $19.6 million due to securities brokers, which resulted from securities purchases which occurred prior to the end of the quarter March 31, 2018, but settled shortly after.

Deposits increased $68.1 million, or 2.4%, to $2.91 billion at March 31, 2018, as compared to $2.84 billion at December 31, 2017. The increase was attributable to increases of $95.3 million in certificates of deposit, and $14.0 million in transaction accounts, partially offset by decreases of $25.4 million in money market accounts, $9.3 million in savings accounts, and $6.4 million in brokered deposits.

Borrowings and securities sold under agreements to repurchase decreased by $15.3 million, or 3.2%, to $456.3 million at March 31, 2018, from $471.5 million at December 31, 2017. Management utilizes borrowings to mitigate interest rate risk, for short-term liquidity, and to a lesser extent as part of leverage strategies. The following is a table of term borrowing maturities (excluding capitalized leases and overnight borrowings) and the weighted average rate by year at March 31, 2018 (dollars in thousands):

Year	Amount	Weighted Average Rate
2018	$97,080	1.75%
2019	123,502	1.48%
2020	90,000	1.65%
2021	70,000	1.80%
2022	20,000	1.97%
Thereafter	50,000	2.80%
	$450,582	1.79%

Total stockholders’ equity increased by $3.9 million to $642.8 million at March 31, 2018, from $638.9 million at December 31, 2017. The increase was primarily attributable to net income of $10.4 million for the three months ended March 31, 2018, and to a lesser extent a $2.6 million increase related to ESOP and equity award activity. These increases were partially offset by dividend payments of $4.6 million and a $4.5 million increase in unrealized losses on our debt securities available-for-sale portfolio as a result of an increased interest rate environment.

Comparison of Operating Results for the Three Months Ended March 31, 2018 and 2017

Net Income. Net income was $10.4 million and $9.9 million for the three months ended March 31, 2018, and March 31, 2017, respectively. Significant variances from the comparable prior year period are as follows: an $867,000 increase in net interest income, a $338,000 decrease in the provision for loan losses, a $1.7 million decrease in non-interest income, a $418,000 decrease in non-interest expense, and a $616,000 decrease in income tax expense.

Interest Income. Interest income increased $2.6 million, or 8.1%, to $34.7 million for the three months ended March 31, 2018, from $32.1 million for the three months ended March 31, 2017, due to an increase in the average balance of interest-earning assets of $255.2 million, or 7.2%, and a four basis point increase in the yields earned on average interest-earning assets. Interest income on loans increased by $1.8 million, primarily attributable to an increase in the average loan balances of $157.6 million and a four basis point increase in the yield. The Company accreted interest income related to its PCI loans of $1.1 million for the three months ended March 31, 2018, as compared to $1.5 million for the three months ended March 31, 2017. Interest income on loans for the three months ended March 31, 2018, reflected loan prepayment income of $628,000 compared to $327,000 for the three months ended March 31, 2017.

Interest Expense. Interest expense increased $1.7 million, or 32.4%, to $7.1 million for the three months ended March 31, 2018, as compared to $5.4 million for three months ended March 31, 2017, primarily due to a $1.6 million increase in interest expense on deposits. The increase in interest expense on deposits was attributed to a 19 basis point increase in the cost of interest-bearing deposits to 0.84% for the three months ended March 31, 2018, as compared to 0.65% for the comparable prior year period and an increase in the average balance of interest-bearing deposit accounts of $234.1 million, or 10.3%, to $2.50 billion for the three months ended March 31, 2018, from $2.27 billion for the three months ended March 31, 2017.
Net Interest Income. Net interest income for the three months ended March 31, 2018, increased $867,000, or 3.2%, primarily due to a $255.2 million, or 7.2%, increase in our average interest-earning assets, partially offset by an 11 basis point decrease in our net interest margin to 2.93% from 3.04% for the three months ended March 31, 2017. The increase in average interest-earning assets was primarily attributable to increases in average loans outstanding of $157.6 million, average mortgage-backed securities of $34.5 million, average other securities of $33.0 million, and average interest-earning deposits in financial institutions of $31.6 million. The increase in average loans was due to loan pool purchases and originated loan growth. Yields earned on interest-earning assets increased four basis points to 3.69% for the three months ended March 31, 2018, from 3.65% for the three months ended March 31, 2017, driven by higher yields on all asset classes. The cost of interest-bearing liabilities increased 19 basis points to 0.98% for the current three months as compared to 0.79% for the comparable prior year three months, due to higher rates on interest-bearing deposits and borrowed funds, attributable to the rising rate environment.

Provision for Loan Losses. The provision for loan losses decreased by $338,000 to $34,000 for the three months ended March 31, 2018, from $372,000 for the three months ended March 31, 2017, primarily due to lower loan origination volume compared to the first quarter of 2017, coupled with improving asset quality trends, partially offset by higher net-charge-offs. Net charge-offs were $22,000 for the three months ended March 31, 2018, compared to net recoveries of $317,000 for the three months ended March 31, 2017. The 2017 quarter benefited from insurance proceeds received related to a previously impaired loan, resulting in net recoveries.

Non-interest Income. Non-interest income decreased $1.7 million, or 42.0%, to $2.4 million for the three months ended March 31, 2018, as compared to $4.1 million for the three months ended March 31, 2017. The decrease was primarily due to a decrease of $1.5 million of income on bank owned life insurance, attributable to insurance proceeds in excess of the related cash surrender value of the policies received in the first quarter of 2017. In addition, gains on securities transactions, net, decreased by $247,000, primarily due to lower gains on trading securities. Securities gains, net, in the three months ended March 31, 2018, included gains of $106,000 related to the Company’s trading portfolio, while the comparative 2017 period included gains of $408,000 related to the Company’s trading portfolio. The trading portfolio is utilized to fund the Company’s deferred compensation obligation to certain employees and directors of the Company's deferred compensation plan (the Plan). The participants of this Plan, at their election, defer a portion of their compensation. Gains and losses on trading securities have no effect on net income since participants benefit from, and bear the full risk of, changes in the trading securities market values. Therefore, the Company records an equal and offsetting amount in compensation expense, reflecting the change in the Company’s obligations under the Plan.

Non-interest Expense. Non-interest expense decreased $418,000, or 2.4%, to $17.1 million for the three months ended March 31, 2018, from $17.5 million for the three months ended March 31, 2017. The decrease was due primarily to a decrease of $855,000 in employee compensation and benefits, attributable to a decrease in expense related to the Company’s deferred compensation plan which is described above, and had no effect on net income, and a decrease in equity award expense, partially offset by an increase of $352,000 in other expense, primarily due to higher advertising expenses.

Income Tax Expense. The Company recorded income tax expense of $2.3 million for the three months ended March 31, 2018, compared to $3.0 million for the three months ended March 31, 2017. The effective tax rate for the three months ended March 31, 2018, was 18.3% compared to 22.9% for the three months ended March 31, 2017. The 2018 effective tax rate was lower due to the enactment of the Tax Reform Act, which reduced the federal statutory corporate tax rate to 21% in the first quarter of 2018 from 35% in the fourth quarter of 2017, partially offset by lower excess tax benefits of $869,000 in the three months ended March 31, 2018, as compared to $1.7 million in the comparable prior year period. Excess tax benefits will fluctuate throughout the year based on the Company's stock price and timing of employee stock option exercises and vesting of other share-based awards. In addition, the effective tax rate for the three months ended March 31, 2017, also benefited from $1.5 million of tax-exempt income from bank owned life insurance proceeds in excess of the cash surrender value of the policies.

The following table sets forth average balances, average yields and costs, and certain other information for the periods indicated.

	ANALYSIS OF NET INTEREST INCOME (Dollars in thousands)
	For the Three Months Ended
	March 31, 2018			March 31, 2017
	Average Outstanding Balance	Interest	Average Yield/ Rate (1)	Average Outstanding Balance	Interest	Average Yield/ Rate (1)
Interest-earning assets:
Loans (2)	$3,132,162	$30,787	3.99%	$2,974,577	$29,008	3.95%
Mortgage-backed securities (3)	486,045	2,726	2.27	451,590	2,356	2.12
Other securities (3)	91,268	502	2.23	58,229	252	1.76
Federal Home Loan Bank of New York stock	24,820	414	6.76	26,351	371	5.71
Interest-earning deposits in financial institutions	82,341	253	1.25	50,728	82	0.66
Total interest-earning assets	3,816,636	34,682	3.69	3,561,475	32,069	3.65
Non-interest-earning assets	243,054			283,845
Total assets	$4,059,690			$3,845,320

Interest-bearing liabilities:
Savings, NOW, and money market accounts	$1,682,346	$2,143	0.52%	$1,736,163	$2,030	0.47%
Certificates of deposit	821,860	3,068	1.51	533,984	1,590	1.21
Total interest-bearing deposits	2,504,206	5,211	0.84	2,270,147	3,620	0.65
Borrowed funds	464,750	1,927	1.68	496,953	1,772	1.45
Total interest-bearing liabilities	2,968,956	7,138	0.98	2,767,100	5,392	0.79
Non-interest bearing deposits	404,990			383,029
Accrued expenses and other liabilities	44,608			68,603
Total liabilities	3,418,554			3,218,732
Stockholders' equity	641,136			626,588
Total liabilities and stockholders' equity	$4,059,690			$3,845,320

Net interest income		$27,544			$26,677
Net interest rate spread (4)			2.71%			2.86%
Net interest-earning assets (5)	$847,680			$794,375
Net interest margin (6)			2.93%			3.04%
Average interest-earning assets to interest-bearing liabilities			128.55%			128.71%

(1)	Average yields and rates are annualized.
(2)	Includes non-accruing loans.
(3)	Securities available-for-sale are reported at amortized cost.
(4)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(5)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(6)	Net interest margin represents net interest income divided by average total interest-earning assets.

Asset Quality

Purchased Credit Impaired Loans

PCI loans are recorded at estimated fair value using discounted expected future cash flows deemed to be collectible on the date acquired. Based on its detailed review of PCI loans and experience in loan workouts, management believes it has a reasonable expectation about the amount and timing of future cash flows and accordingly has classified PCI loans ($22.1 million at March 31, 2018 and $22.7 million at December 31, 2017) as accruing, even though they may be contractually past due. At March 31, 2018, 10.5% of PCI loans were past due 30 to 89 days, and 21.6% were past due 90 days or more, as compared to 10.8% and 17.1%, respectively, at December 31, 2017.

Originated and Acquired loans

The following table details total originated and acquired (including held-for-sale, but excluding PCI) non-accruing loans, non-performing loans, non-performing assets, troubled debt restructurings (TDRs) on which interest is accruing, and accruing loans 30 to 89 days delinquent at March 31, 2018, and December 31, 2017 (dollars in thousands):

	March 31, 2018	December 31, 2017
Non-accrual loans:
Held-for-investment
Real estate loans:
Commercial	$4,152	$4,087
One-to-four family residential	797	774
Multifamily	417	417
Home equity and lines of credit	156	156
Commercial and industrial	72	74
Total non-accrual loans	5,594	5,508
Loans delinquent 90 days or more and still accruing:
Held-for-investment
Real estate loans:
One-to-four family residential	58	27
Other	—	1
Total loans delinquent 90 days or more and still accruing	58	28
Total non-performing loans	5,652	5,536
Other real estate owned	850	850
Total non-performing assets	$6,502	$6,386
Non-performing loans to total loans	0.18%	0.18%
Non-performing assets to total assets	0.16%	0.16%
Loans subject to restructuring agreements and still accruing	$17,544	$18,003
Accruing loans 30 to 89 days delinquent	$12,564	$12,044

Accruing Loans 30 to 89 Days Delinquent

Loans 30 to 89 days delinquent and on accrual status totaled $12.6 million and $12.0 million at March 31, 2018, and December 31, 2017, respectively. The following table sets forth delinquencies for accruing loans by type and by amount at March 31, 2018, and December 31, 2017 (dollars in thousands):

	March 31, 2018	December 31, 2017
Held-for-investment
Real estate loans:
Commercial	$4,207	$4,347
One-to-four family residential	5,141	4,162
Multifamily	1,957	3,298
Construction and land	592	6
Home equity and lines of credit	546	—
Commercial and industrial loans	92	202
Other loans	29	29
Total delinquent accruing loans	$12,564	$12,044

Loans Subject to TDR Agreements

Included in non-accruing loans are loans subject to TDR agreements totaling $251,000 at both March 31, 2018, and December 31, 2017. At March 31, 2018, the $251,000 non-accruing TDR is a one-to-four family residential loan that was not performing in accordance with its restructured terms and was more than 90 days delinquent and collateralized by real estate with a recent appraised value of $629,000.

The Company also holds loans subject to restructuring agreements that are on accrual status totaling $17.5 million and $18.0 million at March 31, 2018, and December 31, 2017, respectively. At March 31, 2018, and December 31, 2017, all of the accruing TDR loans were performing in accordance with their restructured terms. Generally, types of concessions that we make to troubled borrowers include both temporary and permanent reductions to interest rates, extension of payment terms, and, to a lesser extent, forgiveness of principal and interest.

The following table details the amounts and categories of the loans subject to restructuring agreements by loan type as of March 31, 2018, and December 31, 2017 (in thousands):

	March 31, 2018		December 31, 2017
	Non-Accruing	Accruing	Non-Accruing	Accruing
TDRs:
Real estate loans:
Commercial	$—	$13,152	$—	$13,272
One-to-four family residential	251	2,798	251	3,135
Multifamily	—	1,444	—	1,440
Home equity and lines of credit	—	67	—	69
Commercial and industrial loans	—	83	—	87
	$251	$17,544	$251	$18,003

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
The Bank's primary sources of funds are deposits, principal and interest payments on loans and securities, borrowed funds, the proceeds from maturing securities and short-term investments, and to a lesser extent, proceeds from the sales of loans and securities and wholesale borrowings. The scheduled amortization of loans and securities, as well as proceeds from borrowed funds, are predictable sources of funds. Other funding sources, however, such as deposit inflows and loan prepayments are greatly influenced by market interest rates, economic conditions, and competition. The Bank is a member of the Federal Home Loan Bank of New York (the “FHLB”), which provides an additional source of short-term and long-term funding. The Bank also has short-term borrowing capabilities with the Federal Reserve Bank of New York. The Bank’s borrowed funds, excluding capitalized lease obligations and floating rate advances, were $450.6 million at March 31, 2018, and had a weighted average interest rate of 1.79%. A total of $122.1 million of these borrowings will mature in less than one year. Borrowed funds, excluding capitalized lease obligations and floating rate advances, were $466.2 million at December 31, 2017. The Bank has the ability to obtain additional funding from the FHLB and Federal Reserve Bank of New York's discount window of approximately $879.9 million utilizing unencumbered securities of $90.7 million and loans of $876.9 million at March 31, 2018. The Bank expects to have sufficient funds available to meet current commitments in the normal course of business.

Northfield Bancorp, Inc. (standalone) is a separate legal entity from the Bank and must provide for its own liquidity to pay dividends, repurchase its stock, and for other corporate purposes. Northfield Bancorp, Inc.'s primary source of liquidity is dividend payments from the Bank. At March 31, 2018, Northfield Bancorp, Inc. (standalone) had liquid assets of $16.7 million.

Capital Resources. Federal regulations require federally insured depository institutions to meet several minimum capital standards: a common equity Tier 1 capital to risk-based assets ratio of 4.5%, a Tier 1 capital to risk-based assets ratio of 6.0%, a total capital to risk-based assets of 8.0%, and a 4.0% Tier 1 capital to total assets leverage ratio. These capital requirements were effective January 1, 2015, and are the result of a final rule implementing recommendations of the Basel Committee on Banking Supervision and certain requirements of the Dodd-Frank Act. In addition to establishing the minimum regulatory capital requirements, the regulations limit capital distributions and certain discretionary bonus payments to management if the institution does not hold a “capital conservation buffer” consisting of 2.5% of capital to risk-weighted assets above the amount necessary to meet its minimum risk-based capital requirements. The capital conservation buffer requirement was phased in beginning January 1, 2016, at 0.625% of risk-weighted assets and increases each year until fully implemented at 2.5% on January 1, 2019. For calendar year 2018, the capital conservation buffer is 1.875%.
At March 31, 2018, and December 31, 2017, as set forth in the following table, both the Bank and Northfield Bancorp, Inc. exceeded all of the regulatory capital requirements to which they were subject at such dates.

	Northfield Bank	Northfield Bancorp, Inc.	For Capital Adequacy Purposes (1)	For Well Capitalized Under Prompt Corrective Action Provisions
As of March 31, 2018:
Common equity Tier 1 capital (to risk-weighted assets)	16.75%	17.93%	6.375%	6.50%
Tier 1 leverage	14.24%	15.25%	4.000%	5.00%
Tier I capital (to risk-weighted assets)	16.75%	17.93%	7.875%	8.00%
Total capital (to risk-weighted assets)	17.53%	18.71%	9.875%	10.00%
As of December 31, 2017:
Common equity Tier 1 capital (to risk-weighted assets)	16.70%	18.02%	5.750%	6.50%
Tier 1 leverage	14.15%	15.27%	4.000%	5.00%
Tier I capital (to risk-weighted assets)	16.70%	18.02%	7.250%	8.00%
Total capital (to risk-weighted assets)	17.49%	18.81%	9.250%	10.00%

(1) Includes capital conservation buffer at March 31 2018, and December 31, 2017.

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
The following table shows the contractual obligations of the Company by expected payment period as of March 31, 2018 (in thousands):

Contractual Obligations	Total	Less than One Year(1)	One to less than Three Years	Three to less than Five Years	More than Five Years
Debt obligations (excluding capitalized leases)	$456,034	$127,532	$188,502	$127,500	$12,500
Commitments to originate loans	49,612	49,612	—	—	—
Commitments to fund unused lines of credit	105,928	105,928	—	—	—

(1) Includes $5.5 million of floating rate advances

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

For further information regarding our off-balance sheet arrangements and contractual obligations, see "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

Recent Accounting Standards and Interpretations

See Note 12 of the Notes to the Unaudited Consolidated Financial Statements for information about recent accounting developments.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Management of Market Risk
General.  A majority of our assets and liabilities are monetary in nature. Consequently, our most significant form of market risk is interest rate risk. Our assets, consisting primarily of mortgage-related securities and loans, generally have longer maturities than our liabilities, which consist primarily of deposits and wholesale borrowings. As a result, a principal part of our business strategy involves managing interest rate risk and limiting the exposure of our net interest income to changes in market interest rates. Accordingly, our board of directors has established a Management Asset-Liability Committee (“MALCO”), comprised of our SVP & Chief Investment Officer and Treasurer, who chairs this Committee, our President and Chief Executive Officer, our EVP & Chief Administrative Officer, EVP & Chief Financial Officer, EVP & Chief Lending Officer, EVP Operations, EVP & Director of Business Development and VP & Director of Marketing, and other officers and staff as necessary or appropriate to manage interest rate risk. This committee is responsible for, among other things, evaluating the interest rate risk inherent in our assets and liabilities, for recommending to the risk management committee of our board of directors the level of risk that is appropriate given our business strategy, operating environment, capital, liquidity and performance objectives, and for managing this risk consistent with the guidelines approved by the board of directors.

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

•	investing in shorter-term investment grade corporate securities and mortgage-backed securities; and

•	obtaining general financing through lower-cost core deposits, brokered deposits, and longer-term FHLB advances and repurchase agreements.
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

The following tables set forth, as of March 31, 2018, and December 31, 2017, our calculation of the estimated changes in our NPV, NPV ratio, and percent change in net interest income that would result from the designated instantaneous and sustained changes in interest rates (dollars in thousands).  Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments and deposit repricing characteristics including decay rates, and correlations to movements in interest rates, and should not be relied on as indicative of actual results.

	NPV at March 31, 2018
Change in Interest Rates (basis points)	Estimated Present Value of Assets	Estimated Present Value of Liabilities	Estimated NPV	Estimated Change In NPV	Estimated Change in NPV %	Estimated NPV/Present Value of Assets Ratio	Next 12 Months Net Interest Income Percent Change	Months 13-24 Net Interest Income Percent Change
+400	$3,714,879	$3,026,836	$688,043	$(174,473)	(20.23)%	18.52%	(10.61)%	(0.64)%
+300	3,809,891	3,080,948	728,943	(133,573)	(15.49)	19.13	(7.90)	(0.40)
+200	3,912,407	3,137,436	774,971	(87,545)	(10.15)	19.81	(4.96)	0.36
+100	4,015,453	3,196,448	819,005	(43,511)	(5.04)	20.40	(2.35)	0.45
—	4,120,659	3,258,143	862,516	—	—	20.93	—	—
(100)	4,224,532	3,328,152	896,380	33,864	3.93	21.22	1.33	0.29
(200)	4,325,496	3,402,328	923,168	60,652	7.03	21.34	(0.21)	(1.07)

	NPV at December 31, 2017
Change in Interest Rates (basis points)	Estimated Present Value of Assets	Estimated Present Value of Liabilities	Estimated NPV	Estimated Change In NPV	Estimated Change in NPV %	Estimated NPV/Present Value of Assets Ratio	Next 12 Months Net Interest Income Percent Change	Months 13-24 Net Interest Income Percent Change
400	$3,637,558	$2,979,633	$657,925	$(171,778)	(20.70)%	18.09%	(10.35)%	(0.70)%
300	3,730,853	3,032,696	698,157	(131,546)	(15.85)	18.71	(7.59)	(0.37)
200	3,832,498	3,088,081	744,417	(85,286)	(10.28)	19.42	(4.67)	0.46
100	3,933,263	3,145,932	787,331	(42,372)	(5.11)	20.02	(2.20)	0.47
—	4,036,107	3,206,404	829,703	—	—	20.56	—	—
(100)	4,138,762	3,275,424	863,338	33,635	4.05	20.86	1.21	0.22
(200)	4,244,864	3,347,146	897,718	68,015	8.20	21.15	0.21	(0.56)

At March 31, 2018, in the event of a 200 basis point decrease in interest rates, we would experience a 7.03% increase in estimated net portfolio value and a 0.21% decrease in net interest income in year one and a 1.07% decrease in net interest income in year two. In the event of a 400 basis point increase in interest rates, we would experience a 20.23% decrease in estimated net portfolio value and a 10.61% decrease in net interest income in year one and a 0.64% decrease in net interest income in year two. Our policies provide that, in the event of a 200 basis point decrease or less in interest rates, our net present value ratio should decrease by no more than 300 basis points and 10%, and in the event of a 400 basis point increase or less, our net present value should decrease by no more than 475 basis points and 35%. In the event of a 200 basis point decrease or less, our projected net interest income should decrease by no more than 10% in year one, and in the event of a 400 basis point increase or less, our projected net interest income should decrease by no more than 30% in year one and 22% in year two. However, when the federal funds rate is low and negative rate shocks do not produce meaningful results, management may temporarily suspend use of guidelines for negative interest rate shocks. At March 31, 2018, we were in compliance with all board approved policies with respect to interest rate risk management.

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

ITEM 4.    CONTROLS AND PROCEDURES
An evaluation was performed under the supervision and with the participation of the Company’s management, including the President and Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of March 31, 2018.  Based on that evaluation, the Company’s management, including the President and Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

During the three months ended March 31, 2018, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

ITEM 1.     LEGAL PROCEEDINGS
The Company and subsidiaries are subject to various legal actions arising in the normal course of business.  In the opinion of management, the resolution of these legal actions is not expected to have a material adverse effect on the Company’s consolidated financial condition or results of operations.

ITEM 1A.  RISK FACTORS
During the three months ended March 31, 2018, there have been no material changes to the risk factors as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, as filed with the Securities and Exchange Commission.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	Unregistered Sale of Equity Securities. There were no sales of unregistered securities during the period covered by this report.

(b)	Use of Proceeds. Not applicable.

(c)	Repurchases of Our Equity Securities.
The Company did not repurchase any of its common stock during the three months ended March 31, 2018. The previously adopted repurchase program permitted $185.0 million shares of common stock to be repurchased in open market or private transactions, through block trades, and pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities and Exchange Commission. There were no shares remaining to be purchased at March 31, 2018.

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

Date: May 10, 2018

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
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Statements of Changes in Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements