Form 10-Q
period 2018-06-30
Northfield Bancorp, Inc.
filed 2018-08-09
CIK 1493225

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

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
49,492,931 shares of Common Stock, par value $0.01 per share, were issued and outstanding as of July 31, 2018.

NORTHFIELD BANCORP, INC.
Form 10-Q Quarterly Report

PART I
ITEM 1.        FINANCIAL STATEMENTS

NORTHFIELD BANCORP, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited) (In thousands, except share amounts)

	June 30, 2018	December 31, 2017
ASSETS:
Cash and due from banks	$13,538	$17,446
Interest-bearing deposits in other financial institutions	45,195	40,393
Total cash and cash equivalents	58,733	57,839
Trading securities	10,167	9,597
Debt securities available-for-sale, at estimated fair value	625,279	513,782
Debt securities held-to-maturity, at amortized cost	9,819	9,931
(estimated fair value of $9,529 at June 30, 2018, and $9,892 at December 31, 2017)
Equity securities	1,301	1,339
Originated loans held-for-investment, net	2,547,920	2,425,275
Loans acquired	650,875	692,803
Purchased credit-impaired (“PCI”) loans held-for-investment	21,331	22,741
Loans held-for-investment, net	3,220,126	3,140,819
Allowance for loan losses	(26,882)	(26,160)
Net loans held-for-investment	3,193,244	3,114,659
Accrued interest receivable	11,413	10,713
Bank owned life insurance	152,298	150,604
Federal Home Loan Bank of New York stock, at cost	27,718	25,046
Premises and equipment, net	25,058	25,746
Goodwill	38,411	38,411
Other real estate owned	850	850
Other assets	33,867	32,900
Total assets	$4,188,158	$3,991,417

LIABILITIES AND STOCKHOLDERS’ EQUITY:
LIABILITIES:
Deposits	$2,967,281	$2,836,979
Borrowed funds	524,335	471,549
Advance payments by borrowers for taxes and insurance	18,009	14,798
Accrued expenses and other liabilities	28,878	29,214
Total liabilities	3,538,503	3,352,540
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value; 25,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value: 150,000,000 shares authorized, 60,933,707 shares issued at
June 30, 2018 and December 31, 2017, 49,481,589 and 48,803,885 outstanding at June 30, 2018, and December 31, 2017, respectively	609	609
Additional paid-in-capital	544,404	548,864
Unallocated common stock held by employee stock ownership plan	(21,737)	(22,244)
Retained earnings	292,900	281,138
Accumulated other comprehensive loss	(11,648)	(5,451)
Treasury stock at cost; 11,452,118 and 12,129,822 shares at June 30, 2018, and December 31, 2017, respectively	(154,873)	(164,039)
Total stockholders’ equity	649,655	638,877
Total liabilities and stockholders’ equity	$4,188,158	$3,991,417

See accompanying notes to unaudited consolidated financial statements.

NORTHFIELD BANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited) (In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Interest income:
Loans	$31,456	$29,653	$62,243	$58,661
Mortgage-backed securities	3,068	2,260	5,794	4,616
Other securities	821	283	1,323	535
Federal Home Loan Bank of New York dividends	398	325	812	696
Deposits in other financial institutions	192	139	445	221
Total interest income	35,935	32,660	70,617	64,729
Interest expense:
Deposits	6,050	3,899	11,261	7,519
Borrowings	2,115	1,852	4,042	3,624
Total interest expense	8,165	5,751	15,303	11,143
Net interest income	27,770	26,909	55,314	53,586
Provision for loan losses	670	511	704	883
Net interest income after provision for loan losses	27,100	26,398	54,610	52,703
Non-interest income:
Fees and service charges for customer services	1,147	1,107	2,361	2,325
Income on bank owned life insurance	914	1,010	1,868	3,468
Gains on securities transactions, net	313	256	473	664
Other	71	64	147	127
Total non-interest income	2,445	2,437	4,849	6,584
Non-interest expense:
Compensation and employee benefits	9,121	9,774	18,238	19,746
Occupancy	2,950	2,696	6,046	5,653
Furniture and equipment	252	287	508	592
Data processing	1,150	1,120	2,374	2,281
Professional fees	909	595	1,672	1,465
FDIC insurance	274	258	571	516
Other	2,384	1,888	4,757	3,909
Total non-interest expense	17,040	16,618	34,166	34,162
Income before income tax expense	12,505	12,217	25,293	25,125
Income tax expense	1,893	3,807	4,237	6,767
Net income	$10,612	$8,410	$21,056	$18,358
Net income per common share:
Basic	$0.23	$0.19	$0.46	$0.41
Diluted	$0.23	$0.18	$0.45	$0.39

See accompanying notes to unaudited consolidated financial statements.

NORTHFIELD BANCORP, INC. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME - (Continued) (Unaudited) (In thousands)
	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net Income	$10,612	$8,410	$21,056	$18,358
Other comprehensive (loss) income:
Unrealized (losses) gains on securities:
Net unrealized holding (losses) gains on securities	(2,290)	2,107	(8,443)	3,086
Less: reclassification adjustment for net (gains) losses included in net income (included in gains on securities transactions, net)	(116)	4	(171)	4
Net unrealized (losses) gains	(2,406)	2,111	(8,614)	3,090
Amortization related to post retirement benefit obligation	—	27	—	54
Other comprehensive (loss) income, before tax	(2,406)	2,138	(8,614)	3,144
Income tax benefit (expense) related to net unrealized holding (losses) gains on securities	640	(844)	2,369	(1,235)
Income tax benefit (expense) related to reclassification adjustment for (losses) gains included in net income	33	(2)	48	(2)
Income tax expense related to post retirement benefit adjustment	—	(11)	—	(22)
Other comprehensive (loss) income, net of tax	(1,733)	1,281	(6,197)	1,885
Comprehensive income	$8,879	$9,691	$14,859	$20,243

See accompanying notes to unaudited consolidated financial statements.

NORTHFIELD BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Six Months Ended June 30, 2018 and 2017
(Unaudited) (In thousands, except share data)

	Common Stock
	Shares Outstanding	Par Value	Additional Paid-in Capital	Unallocated Common Stock Held by the Employee Stock Ownership Plan	Retained Earnings	Accumulated Other Comprehensive Income (loss) Net of tax	Treasury Stock	Total Stockholders' Equity
Balance at December 31, 2016	48,526,658	$609	$547,910	$(23,466)	$268,226	$(4,332)	$(167,751)	$621,196
Net income					18,358			18,358
Other comprehensive income, net of tax						1,885		1,885
Cumulative effect of change in accounting principle - adoption of ASU No. 2016-09			(2,898)		2,898			—
ESOP shares allocated or committed to be released			608	511				1,119
Stock compensation expense			3,217					3,217
Forfeitures of restricted stock	(3,600)		47				(47)	—
Exercise of stock options, net	333,738		(4,422)				4,514	92
Cash dividends declared and paid ($0.16 per common share)					(7,348)			(7,348)
Balance at June 30, 2017	48,856,796	$609	$544,462	$(22,955)	$282,134	$(2,447)	$(163,284)	$638,519

Balance at December 31, 2017	48,803,885	$609	$548,864	$(22,244)	$281,138	$(5,451)	$(164,039)	$638,877
Net income					21,056			21,056
Other comprehensive loss, net of tax						(6,197)		(6,197)
ESOP shares allocated or committed to be released			498	507				1,005
Stock compensation expense			2,717					2,717
Forfeitures of restricted stock	(1,760)		23				(23)	—
Exercise of stock options, net	679,464		(7,698)				9,189	1,491
Cash dividends declared and paid ($0.20 per common share)					(9,294)			(9,294)
Balance at June 30, 2018	49,481,589	$609	$544,404	$(21,737)	$292,900	$(11,648)	$(154,873)	$649,655

See accompanying notes to unaudited consolidated financial statements.

NORTHFIELD BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (In thousands)

	Six Months Ended June 30,
	2018	2017
Cash flows from operating activities:
Net income	$21,056	$18,358
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	704	883
ESOP and stock compensation expense	3,722	4,336
Depreciation	1,529	1,661
Amortization of premiums, and deferred loan costs, net of (accretion) of discounts, and deferred loan fees	1,223	994
Amortization of intangible assets	166	196
Income on bank owned life insurance	(1,868)	(3,468)
Gains on securities transactions, net	(473)	(664)
Net purchases of trading securities	(268)	(283)
Increase in accrued interest receivable	(700)	(52)
Decrease in other assets	1,283	1,247
Decrease in accrued expenses and other liabilities	(336)	(3,113)
Net cash provided by operating activities	26,038	20,095
Cash flows from investing activities:
Net increase in loans receivable	(42,409)	(82,339)
Purchase of loans	(37,593)	—
Purchases of Federal Home Loan Bank of New York stock	(14,045)	(10,170)
Redemptions of Federal Home Loan Bank of New York stock	11,373	8,438
Purchases of debt securities available-for-sale	(206,709)	(17,746)
Principal payments and maturities on debt securities available-for-sale	56,699	45,390
Principal payments and maturities on debt securities held-to-maturity	103	101
Proceeds from sale of debt securities available-for-sale	29,608	967
Proceeds from bank owned life insurance	174	2,043
Purchases and improvements of premises and equipment	(841)	(641)
Net cash used in investing activities	(203,640)	(53,957)
Cash flows from financing activities:
Net increase in deposits	130,302	(35,114)
Dividends paid	(9,294)	(7,348)
Exercise of stock options	1,491	92
Increase in advance payments by borrowers for taxes and insurance	3,211	2,962
Repayments under capital lease obligations	(124)	(109)
Proceeds from securities sold under agreements to repurchase and other borrowings	415,545	179,725
Repayments related to securities sold under agreements to repurchase and other borrowings	(362,635)	(152,132)
Net cash provided by (used in) financing activities	178,496	(11,924)
Net increase (decrease) in cash and cash equivalents	894	(45,786)
Cash and cash equivalents at beginning of period	57,839	96,085
Cash and cash equivalents at end of period	$58,733	$50,299

See accompanying notes to unaudited consolidated financial statements.

See accompanying notes to unaudited consolidated financial statements.
NORTHFIELD BANCORP, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued) (Unaudited) (In thousands)
	Six Months Ended June 30,
	2018	2017
Supplemental cash flow information:
Cash paid during the period for:
Interest	$15,222	$10,927
Income taxes	4,747	4,500
Non-cash transactions:
Loans recoveries, net	(18)	(127)
Transfer of originated loans held-for-investment to loans held-for-sale at fair value	—	2,009

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

In the opinion of management, all adjustments (consisting solely of normal and recurring adjustments) necessary for the fair presentation of the consolidated financial condition and the consolidated results of operations for the unaudited periods presented have been included. The results of operations and other data presented for the three and six months ended June 30, 2018, are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2018 or for any other period. Whenever necessary, certain prior year amounts are reclassified to conform to the current year presentation.
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

Note 2 – Debt Securities Available-for-Sale
The following is a comparative summary of mortgage-backed and other debt securities available-for-sale at June 30, 2018, and December 31, 2017 (in thousands):

	June 30, 2018
		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
	cost	gains	losses	value
Mortgage-backed securities:
Pass-through certificates:
Government sponsored enterprises (GSE)	$247,743	$581	$5,238	$243,086
Real estate mortgage investment conduits (REMICs):
GSE	283,386	95	10,760	272,721
Non-GSE	76	—	1	75
	531,205	676	15,999	515,882
Other debt securities:
Municipal bonds	276	3	—	279
Corporate bonds	109,801	215	898	109,118
	110,077	218	898	109,397
Total debt securities available-for-sale	$641,282	$894	$16,897	$625,279

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

	December 31, 2017
		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
	cost	gains	losses	value
Mortgage-backed securities:
Pass-through certificates:
GSE	$179,320	$1,429	$2,454	$178,295
REMICs:
GSE	273,501	287	6,859	266,929
Non-GSE	80	—	1	79
	452,901	1,716	9,314	445,303
Other debt securities:
Municipal bonds	343	6	—	349
Corporate bonds	67,927	401	198	68,130
	68,270	407	198	68,479
Total debt securities available-for-sale	$521,171	$2,123	$9,512	$513,782

The following is a summary of the expected maturity distribution of debt securities available-for-sale, other than mortgage-backed securities, at June 30, 2018 (in thousands):

Available-for-sale	Amortized cost	Estimated fair value
Due after one year through five years	$100,189	$99,505
Due after five years through ten years	9,888	9,892
	$110,077	$109,397
 Contractual maturities for mortgage-backed securities are not included above, as expected maturities on mortgage-backed securities may differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without penalties.

Certain securities available-for-sale are pledged or encumbered to secure borrowings under Pledge Agreements and Repurchase Agreements and for other purposes required by law.  At June 30, 2018, the fair value of securities available-for-sale that were pledged to secure borrowings and deposits was $441.2 million.

For the three and six months ended June 30, 2018, the Company had gross proceeds of $10.1 million and $29.6 million, respectively, on sales of debt securities available-for-sale, with gross realized gains of $116,000 and $176,000 and gross realized losses of $0 and $5,000. For the three and six months ended June 30, 2017, the Company had gross proceeds of $967,000 on sales of debt securities available-for-sale, with no gross realized gains and gross realized losses of $4,000. The Company recognized net gains of $197,000 and $302,000 on its trading securities portfolio during the three and six months ended June 30, 2018, respectively. The Company recognized net gains of $260,000 and $668,000, on its trading securities portfolio during the three and six months ended June 30, 2017, respectively.

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

Gross unrealized losses on mortgage-backed and other debt securities available-for-sale, and the estimated fair value of the related securities, aggregated by security category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2018, and December 31, 2017, were as follows (in thousands):

	June 30, 2018
	Less than 12 months		12 months or more		Total
	Unrealized	Estimated	Unrealized	Estimated	Unrealized	Estimated
	losses	fair value	losses	fair value	losses	fair value
Mortgage-backed securities:
Pass-through certificates:
GSE	$1,538	$104,219	$3,700	$74,599	$5,238	$178,818
REMICs:
GSE	2,720	120,720	8,040	120,653	10,760	241,373
Non-GSE	—	—	1	75	1	75
Other debt securities:
Corporate bonds	514	75,010	384	14,798	898	89,808
Total	$4,772	$299,949	$12,125	$210,125	$16,897	$510,074

	December 31, 2017
	Less than 12 months		12 months or more		Total
	Unrealized	Estimated	Unrealized	Estimated	Unrealized	Estimated
	losses	fair value	losses	fair value	losses	fair value
Mortgage-backed securities:
Pass-through certificates:
GSE	$439	$48,931	$2,015	$76,113	$2,454	$125,044
REMICs:
GSE	933	103,644	5,926	139,830	6,859	243,474
Non-GSE	—	—	1	79	1	79
Other debt securities:
Corporate bonds	61	11,006	137	15,084	198	26,090
Total	$1,433	$163,581	$8,079	$231,106	$9,512	$394,687

The Company held 33 pass-through mortgage-backed securities issued or guaranteed by GSEs, 19 REMIC mortgage-backed securities issued or guaranteed by GSEs, one REMIC mortgage-backed security not issued or guaranteed by a GSE, and three corporate bonds that were in a continuous unrealized loss position of twelve months or greater at June 30, 2018. There were 40 pass-through mortgage-backed securities issued or guaranteed by GSEs, 37 REMIC mortgage-backed securities issued or guaranteed by a GSE, and 13 corporate bonds that were in an unrealized loss position of less than twelve months at June 30, 2018. All securities referred to above were rated investment grade at June 30, 2018.  The declines in value relate to the general interest rate environment and are considered temporary. The securities cannot be prepaid in a manner that would result in the Company not receiving substantially all of its amortized cost. The Company neither has an intent to sell, nor is it more likely than not that the Company will be required to sell, the securities before the recovery of their amortized cost basis or, if necessary, maturity.

The fair values of our investment securities could decline in the future if the underlying performance of the collateral for the collateralized mortgage obligations or other securities deteriorates and our credit enhancement levels do not provide sufficient protections to our contractual principal and interest, which may result in other-than-temporary impairment in the future. The Company did not recognize any other-than-temporary impairment charges during the three and six months ended June 30, 2018, or June 30, 2017.

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

Note 3 – Debt Securities Held-to-Maturity
The following is a summary of debt securities held-to-maturity at June 30, 2018, and December 31, 2017 (in thousands):

	June 30, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Mortgage-backed securities:
Pass-through certificates:
GSEs	$9,819	$—	$290	$9,529
Total securities held-to-maturity	$9,819	$—	$290	$9,529

	December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Mortgage-backed securities:
Pass-through certificates:
GSEs	$9,931	$17	$56	$9,892
Total securities held-to-maturity	$9,931	$17	$56	$9,892

Contractual maturities for mortgage-backed securities are not presented, as expected maturities on mortgage‑backed securities may differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without penalties. There were no sales of held-to-maturity securities for the three and six months ended June 30, 2018, or June 30, 2017.

At June 30, 2018, debt securities held-to-maturity with a carrying value of $7.1 million were pledged to secure borrowings and deposits.

Gross unrealized losses on mortgage-backed securities held-to-maturity, and the estimated fair value of the related securities, aggregated by security category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2018 and December 31, 2017, were as follows (in thousands):

	June 30, 2018
	Less than 12 months		12 months or more		Total
	Unrealized losses	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses	Estimated fair value
Mortgage-backed securities:
Pass-through certificates:
GSEs	$145	$5,930	$145	$3,599	$290	$9,529
Total securities held-to-maturity	$145	$5,930	$145	$3,599	$290	$9,529

	December 31, 2017
	Less than 12 months		12 months or more		Total
	Unrealized losses	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses	Estimated fair value
Mortgage-backed securities:
Pass-through certificates:
GSEs	$7	$3,922	$49	$3,735	$56	$7,657
Total securities held-to-maturity	$7	$3,922	$49	$3,735	$56	$7,657

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

The Company held two pass-through mortgage-backed securities held-to-maturity, issued or guaranteed by GSEs that were in a continuous unrealized loss position of greater than twelve months at June 30, 2018, and four pass-through mortgage-backed securities held-to-maturity, issued or guaranteed by GSEs that were in a continuous unrealized loss position of less than twelve months at June 30, 2018. Management evaluated these securities and concluded that the declines in value relate to the general interest rate environment and are considered temporary. The securities cannot be prepaid in a manner that would result in the Company not receiving substantially all of its amortized cost. The Company neither has an intent to sell, nor is it more likely than not that the Company will be required to sell, the securities before the recovery of their amortized cost basis or, if necessary, maturity.

The fair values of our investment securities could decline in the future if the underlying performance of the collateral for the collateralized mortgage obligations or other securities deteriorates and our credit enhancement levels do not provide sufficient protections to our contractual principal and interest.  As a result, there is a risk that significant other-than-temporary impairments may occur in the future given the current economic environment. The Company did not recognize any other-than-temporary impairment charges in earnings on securities held-to-maturity during the three and six months ended June 30, 2018, or June 30, 2017.
Note 4 – Equity Securities
At both June 30, 2018, and December 31, 2017, equity securities totaled $1.3 million. Equity securities consist of money market mutual funds, recorded at fair value of $272,000 and $323,000, at June 30, 2018, and December 31, 2017, respectively, and an investment in a private Small Business Administration (“SBA”) Loan Fund recorded at net asset value of $1.0 million at both June 30, 2018, and December 31, 2017. As the SBA Loan Fund operates as a private fund, its shares are not publicly traded and therefore have no readily determinable market value. The investment in the fund is recorded at net asset value as a practical expedient for reporting fair market value. Upon adoption of Accounting Standards Update (“ASU”) No. 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities as of January 1, 2018, the Company reclassified its equity securities out of available-for-sale securities to equity securities on the consolidated balance sheets for all periods presented. For further details on ASU No. 2016-01 see Note 12 - “Recently Issued and Adopted Accounting Pronouncements.”

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

Note 5 – Loans

Net loans held-for-investment are as follows (in thousands):

	June 30,	December 31,
	2018	2017
Real estate loans:
Multifamily	$1,800,421	$1,735,712
Commercial mortgage	499,518	445,225
One-to-four family residential mortgage	100,257	100,942
Home equity and lines of credit	72,728	66,254
Construction and land	26,983	34,545
Total real estate loans	2,499,907	2,382,678
Commercial and industrial loans	39,682	34,828
Other loans	1,532	1,430
Total commercial and industrial and other loans	41,214	36,258
Deferred loan cost, net	6,799	6,339
Originated loans held-for-investment, net	2,547,920	2,425,275
PCI Loans	21,331	22,741
Loans acquired:
One-to-four family residential mortgage	265,709	275,053
Multifamily	180,951	199,149
Commercial mortgage	155,250	163,962
Home equity and lines of credit	19,009	20,455
Construction and land	14,999	17,201
Total acquired real estate loans	635,918	675,820
Commercial and industrial loans	14,939	16,946
Other loans	18	37
Total loans acquired, net	650,875	692,803
Loans held-for-investment, net	3,220,126	3,140,819
Allowance for loan losses	(26,882)	(26,160)
Net loans held-for-investment	$3,193,244	$3,114,659

There were no loans held-for-sale at June 30, 2018, or December 31, 2017.

PCI loans totaled $21.3 million at June 30, 2018, as compared to $22.7 million at December 31, 2017. The majority of the PCI loan balance is attributable to those loans acquired as part of a Federal Deposit Insurance Corporation-assisted transaction. The Company accounts for PCI loans utilizing U.S. GAAP applicable to loans acquired with deteriorated credit quality. At June 30, 2018, PCI loans consist of approximately 27% commercial real estate loans and 50% commercial and industrial loans, with the remaining balance in residential and home equity loans. At December 31, 2017, PCI loans consist of approximately 27% commercial real estate loans and 50% commercial and industrial loans, with the remaining balance in residential and home equity loans.

The following table details the accretion of interest income for PCI loans for the three and six months ended June 30, 2018 and June 30, 2017 (in thousands):

	At or for the three months ended June 30,		At or for the six months ended June 30,
	2018	2017	2018	2017
Balance at the beginning of period	$23,412	$22,763	$24,502	$24,215
Accretion into interest income	(1,026)	(1,321)	(2,116)	(2,773)
Balance at end of period	$22,386	$21,442	$22,386	$21,442

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

The following tables set forth activity in our allowance for loan losses, by loan type, as of and for the three and six months ended June 30, 2018, and June 30, 2017 (in thousands):

	Three Months Ended June 30, 2018
	Real Estate
	Commercial	One-to-Four Family	Construction and Land	Multifamily	Home Equity and Lines of Credit	Commercial and Industrial	Other	Unallocated	Originated Loans Total	Purchased Credit-Impaired	Acquired Loans	Total
Allowance for loan losses:
Beginning balance	$5,213	$455	$463	$17,412	$225	$1,337	$113	$—	$25,218	$951	$3	$26,172
Charge-offs	—	—	—	—	—	—	—	—	—	—	—	—
Recoveries	12	—	—	26	—	—	—	—	38	—	2	40
Provisions (credit)	493	(71)	(25)	165	54	65	(6)	—	675	—	(5)	670
Ending balance	$5,718	$384	$438	$17,603	$279	$1,402	$107	$—	$25,931	$951	$—	$26,882

	Three Months Ended June 30, 2017
	Real Estate
	Commercial	One-to-Four Family	Construction and Land	Multifamily	Home Equity and Lines of Credit	Commercial and Industrial	Other	Unallocated	Originated Loans Total	Purchased Credit-Impaired	Acquired Loans	Total
Allowance for loan losses:
Beginning balance	$5,231	$649	$165	$16,184	$492	$1,561	$72	$—	$24,354	$896	$34	$25,284
Charge-offs	—	—	—	(178)	(104)	—	—	—	(282)	—	(8)	(290)
Recoveries	17	—	—	—	64	17	—	—	98	—	2	100
Provisions (credit)	(12)	(99)	64	630	(89)	(46)	25	—	473	—	38	511
Ending balance	$5,236	$550	$229	$16,636	$363	$1,532	$97	$—	$24,643	$896	$66	$25,605

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

	Six Months Ended June 30, 2018
	Real Estate
	Commercial	One-to-Four Family	Construction and Land	Multifamily	Home Equity and Lines of Credit	Commercial and Industrial	Other	Unallocated	Originated Loans Total	Purchased Credit-Impaired	Acquired Loans	Total
Allowance for loan losses:
Beginning balance	$5,196	$503	$610	$17,374	$122	$1,273	$94	$—	$25,172	$951	$37	$26,160
Charge-offs	(3)	—	—	—	(60)	—	—	—	(63)	—	(1)	(64)
Recoveries	28	—	—	26	—	20	—	—	74	—	8	82
Provisions/(credit)	497	(119)	(172)	203	217	109	13	—	748	—	(44)	704
Ending balance	$5,718	$384	$438	$17,603	$279	$1,402	$107	$—	$25,931	$951	$—	$26,882

	Six Months Ended June 30, 2017
	Real Estate
	Commercial	One-to-Four Family	Construction and Land	Multifamily	Home Equity and Lines of Credit	Commercial and Industrial	Other	Unallocated	Originated Loans Total	Purchased Credit-Impaired	Acquired Loans	Total
Allowance for loan losses:
Beginning balance	$5,432	$664	$172	$14,952	$588	$1,720	$96	$—	$23,624	$896	$75	$24,595
Charge-offs	(4)	—	—	(178)	(104)	—	—	—	(286)	—	(31)	(317)
Recoveries	34	—	—	278	64	64	—	—	440	—	4	444
Provisions/(credit)	(226)	(114)	57	1,584	(185)	(252)	1	—	865	—	18	883
Ending balance	$5,236	$550	$229	$16,636	$363	$1,532	$97	$—	$24,643	$896	$66	$25,605

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

The following tables detail the amount of loans receivable held-for-investment, net of deferred loan fees and costs, that are evaluated individually, and collectively, for impairment, and the related portion of the allowance for loan losses that is allocated to each loan portfolio segment, at June 30, 2018, and December 31, 2017 (in thousands):

	June 30, 2018
	Real Estate
	Commercial	One-to-Four Family	Construction and Land	Multifamily	Home Equity and Lines of Credit	Commercial and Industrial	Other	Originated Loans Total	Purchased Credit-Impaired	Acquired Loans	Total
Allowance for loan losses:
Ending balance: individually evaluated for impairment	$13	$18	$—	$—	$10	$2	$—	$43	$—	$—	$43
Ending balance: collectively evaluated for impairment	$5,705	$366	$438	$17,603	$269	$1,400	$107	$25,888	$951	$—	$26,839
Loans, net:
Ending balance	$500,051	$101,354	$27,048	$1,803,834	$74,324	$39,776	$1,533	$2,547,920	$21,331	$650,875	$3,220,126
Ending balance: individually evaluated for impairment	$15,707	$1,947	$—	$1,275	$65	$152	$—	$19,146	$—	$944	$20,090
Ending balance: collectively evaluated for impairment	$484,344	$99,407	$27,048	$1,802,559	$74,259	$39,624	$1,533	$2,528,774	$21,331	$649,931	$3,200,036

	December 31, 2017
	Real Estate
	Commercial	One-to-Four Family	Construction and Land	Multifamily	Home Equity and Lines of Credit	Commercial and Industrial	Other	Originated Loans Total	Purchased Credit-Impaired	Acquired Loans	Total
Allowance for loan losses:
Ending balance: individually evaluated for impairment	$—	$38	$—	$—	$4	$3	$—	$45	$—	$37	$82
Ending balance: collectively evaluated for impairment	$5,196	$465	$610	$17,374	$118	$1,270	$94	$25,127	$951	$—	$26,078
Loans, net:
Ending balance	$445,781	$101,650	$34,620	$1,739,220	$67,679	$34,893	$1,432	$2,425,275	$22,741	$692,803	$3,140,819
Ending balance: individually evaluated for impairment	$16,008	$1,996	$—	$1,310	$69	$159	$—	$19,542	$—	$1,543	$21,085
Ending balance: collectively evaluated for impairment	$429,773	$99,654	$34,620	$1,737,910	$67,610	$34,734	$1,432	$2,405,733	$22,741	$691,260	$3,119,734

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

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

The following tables detail the recorded investment of originated loans held-for-investment, net of deferred fees and costs, by loan type and credit quality indicator at June 30, 2018, and December 31, 2017 (in thousands):

	June 30, 2018
	Real Estate
	Multifamily		Commercial		One-to-Four Family		Construction and Land	Home Equity and Lines of Credit	Commercial and Industrial	Other	Total
	< 35% LTV	=> 35% LTV	< 35% LTV	=> 35% LTV	< 60% LTV	=> 60% LTV
Internal Risk Rating
Pass	$139,016	$1,662,881	$71,628	$416,297	$59,099	$39,571	$27,048	$74,079	$39,064	$1,533	$2,530,216
Special Mention	—	626	402	1,158	672	—	—	27	538	—	3,423
Substandard	—	1,311	—	10,566	1,434	578	—	218	174	—	14,281
Originated loans held-for-investment, net	$139,016	$1,664,818	$72,030	$428,021	$61,205	$40,149	$27,048	$74,324	$39,776	$1,533	$2,547,920

	December 31, 2017
	Real Estate
	Multifamily		Commercial		One-to-Four Family		Construction and Land	Home Equity and Lines of Credit	Commercial and Industrial	Other	Total
	< 35% LTV	=> 35% LTV	< 35% LTV	=> 35% LTV	< 60% LTV	=> 60% LTV
Internal Risk Rating
Pass	$131,792	$1,603,947	$84,620	$346,857	$60,400	$38,504	$34,620	$67,426	$34,141	$1,432	$2,403,739
Special Mention	—	1,897	410	2,170	683	—	—	28	571	—	5,759
Substandard	—	1,584	—	11,724	1,470	593	—	225	181	—	15,777
Originated loans held-for-investment, net	$131,792	$1,607,428	$85,030	$360,751	$62,553	$39,097	$34,620	$67,679	$34,893	$1,432	$2,425,275

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

Included in loans receivable (including loans held-for-sale) are loans for which the accrual of interest income has been discontinued due to deterioration in the financial condition of the borrowers. The recorded investment of these non-accrual loans was $6.4 million and $5.5 million at June 30, 2018, and December 31, 2017, respectively. Generally, loans are placed on non-accrual status when they become 90 days or more delinquent, or sooner if considered appropriate by management, and remain on non-accrual status until they are brought current, have six consecutive months of performance under the loan terms, and factors indicating reasonable doubt about the timely collection of payments no longer exist. Therefore, loans may be current in accordance with their loan terms, or may be less than 90 days delinquent and still be on a non-accruing status.

These non-accrual amounts included loans deemed to be impaired of $3.3 million and $3.1 million at June 30, 2018, and December 31, 2017, respectively. Loans on non-accrual status with principal balances less than $500,000, and therefore not meeting the Company’s definition of an impaired loan, amounted to $3.1 million and $2.4 million at June 30, 2018, and December 31, 2017, respectively. There were no non-accrual loans held-for-sale at June 30, 2018 and December 31, 2017. There were no loans past due 90 days or more and still accruing interest at June 30, 2018. Loans past due 90 days or more and still accruing interest were $28,000 at December 31, 2017, and consisted of loans that are considered well-secured and in the process of collection.

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

The following tables set forth the detail, and delinquency status, of non-performing loans (non-accrual loans and loans past due 90 days or more and still accruing), net of deferred fees and costs, at June 30, 2018, and December 31, 2017, excluding loans held-for-sale and PCI loans which have been segregated into pools. For PCI loans, each loan pool is accounted for as a single asset with a single composite interest rate and an aggregate expectation of cash flows (in thousands):

	June 30, 2018
	Total Non-Performing Loans
	Non-Accruing Loans
	0-29 Days Past Due	30-89 Days Past Due	90 Days or More Past Due	Total	90 Days or More Past Due and Accruing	Total Non-Performing Loans
Loans held-for-investment:
Real estate loans:
Commercial
LTV => 35%
Substandard	$—	$719	$2,304	$3,023	$—	$3,023
Total commercial	—	719	2,304	3,023	—	3,023
One-to-four family residential
LTV < 60%
Substandard	—	442	77	519	—	519
Total	—	442	77	519	—	519
LTV => 60%
Substandard	—	—	36	36	—	36
Total one-to-four family residential	—	442	113	555	—	555
Home equity and lines of credit
Substandard	77	—	—	77	—	77
Total home equity and lines of credit	77	—	—	77	—	77
Commercial and industrial loans
Substandard	—	—	72	72	—	72
Total commercial and industrial loans	—	—	72	72	—	72
Total non-performing loans held-for-investment, originated	77	1,161	2,489	3,727	—	3,727
Loans acquired:
Real estate loans:
Commercial
LTV < 35%
Substandard	—	—	291	291	—	291
LTV => 35%
Substandard	519	250	537	1,306	—	1,306
Total commercial	519	250	828	1,597	—	1,597
One-to-four family residential
LTV < 60%
Substandard	—	200	85	285	—	285
LTV => 60%
Substandard	—	—	124	124	—	124
Total one-to-four family residential	—	200	209	409	—	409
Multifamily
LTV < 35%
Substandard	—	—	152	152	—	152
LTV => 35%
Substandard	—	416	—	416	—	416
Total multifamily	—	416	152	568	—	568
Home equity and lines of credit
Substandard	—	28	49	77	—	77
Total home equity and lines of credit	—	28	49	77	—	77
Total non-performing loans acquired	519	894	1,238	2,651	—	2,651
Total non-performing loans	$596	$2,055	$3,727	$6,378	$—	$6,378

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

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

The following tables set forth the detail and delinquency status of originated and acquired loans held-for-investment, net of deferred fees and costs, by performing and non-performing loans at June 30, 2018, and December 31, 2017 (in thousands):

	June 30, 2018
	Performing (Accruing) Loans
	0-29 Days Past Due	30-89 Days Past Due	Total	Non-Performing Loans	Total Loans Receivable, net
Loans held-for-investment:
Real estate loans:
Commercial
LTV < 35%
Pass	$71,628	$—	$71,628	$—	$71,628
Special Mention	—	402	402	—	402
Total	71,628	402	72,030	—	72,030
LTV => 35%
Pass	414,716	1,581	416,297	—	416,297
Special Mention	1,158	—	1,158	—	1,158
Substandard	7,543	—	7,543	3,023	10,566
Total	423,417	1,581	424,998	3,023	428,021
Total commercial	495,045	1,983	497,028	3,023	500,051
One-to-four family residential
LTV < 60%
Pass	56,690	2,409	59,099	—	59,099
Special Mention	—	672	672	—	672
Substandard	915	—	915	519	1,434
Total	57,605	3,081	60,686	519	61,205
LTV => 60%
Pass	39,335	236	39,571	—	39,571
Substandard	319	223	542	36	578
Total	39,654	459	40,113	36	40,149
Total one-to-four family residential	97,259	3,540	100,799	555	101,354
Construction and land
Pass	27,046	2	27,048	—	27,048
Total construction and land	27,046	2	27,048	—	27,048
Multifamily
LTV < 35%
Pass	138,715	301	139,016	—	139,016
Total	138,715	301	139,016	—	139,016
LTV => 35%
Pass	1,662,881	—	1,662,881	—	1,662,881
Special Mention	626	—	626	—	626
Substandard	81	1,230	1,311	—	1,311
Total	1,663,588	1,230	1,664,818	—	1,664,818
Total multifamily	1,802,303	1,531	1,803,834	—	1,803,834
Home equity and lines of credit
Pass	73,983	96	74,079	—	74,079
Special Mention	27	—	27	—	27
Substandard	141	—	141	77	218
Total home equity and lines of credit	74,151	96	74,247	77	74,324
Commercial and industrial
Pass	39,057	7	39,064	—	39,064
Special Mention	501	37	538	—	538
Substandard	102	—	102	72	174
Total commercial and industrial	39,660	44	39,704	72	39,776

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

	June 30, 2018
	Performing (Accruing) Loans (Continued)
	0-29 Days Past Due	30-89 Days Past Due	Total	Non-Performing Loans	Total Loans Receivable, net
Other loans - Pass	1,524	9	1,533	—	1,533
Total originated loans held-for-investment	2,536,988	7,205	2,544,193	3,727	2,547,920
Acquired loans:
Real estate loans:
One-to-four family residential
LTV < 60%
Pass	240,125	2,069	242,194	—	242,194
Special Mention	429	—	429	—	429
Substandard	64	13	77	285	362
Total	240,618	2,082	242,700	285	242,985
LTV => 60%
Pass	22,068	532	22,600	—	22,600
Substandard	—	—	—	124	124
Total	22,068	532	22,600	124	22,724
Total one-to-four family residential	262,686	2,614	265,300	409	265,709
Commercial
LTV < 35%
Pass	52,486	—	52,486	—	52,486
Special Mention	88	70	158	—	158
Substandard	—	84	84	291	375
Total	52,574	154	52,728	291	53,019
LTV => 35%
Pass	92,790	3,945	96,735	—	96,735
Special Mention	—	131	131	—	131
Substandard	3,639	420	4,059	1,306	5,365
Total	96,429	4,496	100,925	1,306	102,231
Total commercial	149,003	4,650	153,653	1,597	155,250
Construction and land
Pass	14,999	—	14,999	—	14,999
Total construction and land	14,999	—	14,999	—	14,999
Multifamily
LTV < 35%
Pass	172,481	—	172,481	—	172,481
Special Mention	—	65	65	—	65
Substandard	—	—	—	152	152
Total	172,481	65	172,546	152	172,698
LTV => 35%
Pass	7,837	—	7,837	—	7,837
Substandard	—	—	—	416	416
Total	7,837	—	7,837	416	8,253
Total multifamily	180,318	65	180,383	568	180,951
Home equity and lines of credit
Pass	18,832	18	18,850	—	18,850
Substandard	82	—	82	77	159
Total home equity and lines of credit	18,914	18	18,932	77	19,009
Commercial and industrial
Pass	14,939	—	14,939	—	14,939
Total commercial and industrial	14,939	—	14,939	—	14,939
Other loans - Pass	18	—	18	—	18
Total loans acquired	640,877	7,347	648,224	2,651	650,875
	$3,177,865	$14,552	$3,192,417	$6,378	$3,198,795

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
Loans Acquired
Real estate loans:
One-to-four family residential
LTV < 60%
Pass	250,149	224	250,373	—	250,373
Special Mention	455	—	455	—	455
Substandard	417	150	567	228	795
Total	251,021	374	251,395	228	251,623
LTV => 60%
Pass	23,295	—	23,295	—	23,295
Substandard	135	—	135	—	135
Total	23,430	—	23,430	—	23,430
Total one-to-four family residential	274,451	374	274,825	228	275,053
Commercial
LTV < 35%
Pass	50,035	70	50,105	—	50,105
Special Mention	91	—	91	—	91
Substandard	—	181	181	205	386
Total	50,126	251	50,377	205	50,582
LTV => 35%
Pass	108,125	158	108,283	—	108,283
Special Mention	—	133	133	—	133
Substandard	3,703	430	4,133	831	4,964
Total	111,828	721	112,549	831	113,380
Total commercial	161,954	972	162,926	1,036	163,962
Construction and land
Pass	17,201	—	17,201	—	17,201
Total construction and land	17,201	—	17,201	—	17,201
Multifamily
LTV < 35%
Pass	189,551	—	189,551	—	189,551
Special Mention	78	—	78	—	78
Substandard	153	—	153	—	153
Total	189,782	—	189,782	—	189,782
LTV => 35%
Pass	8,950	—	8,950	—	8,950
Substandard	—	—	—	417	417
Total	8,950	—	8,950	417	9,367
Total multifamily	198,732	—	198,732	417	199,149
Home equity and lines of credit
Pass	20,291	—	20,291	—	20,291
Substandard	87	—	87	77	164
Total home equity and lines of credit	20,378	—	20,378	77	20,455
Commercial and industrial loans
Pass	16,904	40	16,944	—	16,944
Substandard	—	—	—	2	2
Total commercial and industrial loans	16,904	40	16,944	2	16,946
Other	36	—	36	1	37
Total loans acquired	689,656	1,386	691,042	1,761	692,803
	$3,100,498	$12,044	$3,112,542	$5,536	$3,118,078

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

The following table summarizes originated and acquired impaired loans as of June 30, 2018, and December 31, 2017 (in thousands):

	June 30, 2018			December 31, 2017
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With No Allowance Recorded:
Real estate loans:
Commercial
LTV < 35%
Substandard	$—	$139	$—	$—	$139	$—
LTV => 35%
Pass	4,632	5,519	—	6,263	7,150	—
Substandard	9,608	10,423	—	9,745	10,560	—
One-to-four family residential
LTV < 60%
Pass	1,571	1,640	—	1,189	1,254	—
Substandard	241	241	—	251	251	—
LTV => 60%
Pass	132	159	—	136	161	—
Substandard	124	276	—	135	286	—
Multifamily
LTV < 35%
Substandard	152	152	—	153	153	—
LTV => 35%
Pass	45	515	—	1,309	1,780	—
Substandard	1,230	1,230	—	—	—	—
Home equity and lines of credit
Pass	31	31	—	33	33	—
Commercial and industrial loans
Substandard	129	129	—	135	135	—
With a Related Allowance Recorded:
Real estate loans:
Commercial
LTV => 35%
Pass	1,467	1,467	(13)	—	—	—
One-to-four family residential
LTV < 60%
Pass	—	—	—	411	411	(7)
Substandard	671	671	(18)	997	997	(49)
LTV => 60%
Pass	—	—	—	268	268	(19)
Home equity and lines of credit
Substandard	34	34	(10)	36	36	(4)
Commercial and industrial loans
Special Mention	23	23	(2)	24	24	(3)
Total:
Real estate loans
Commercial	15,707	17,548	(13)	16,008	17,849	—
One-to-four family residential	2,739	2,987	(18)	3,387	3,628	(75)
Multifamily	1,427	1,897	—	1,462	1,933	—
Home equity and lines of credit	65	65	(10)	69	69	(4)
Commercial and industrial loans	152	152	(2)	159	159	(3)
	$20,090	$22,649	$(43)	$21,085	$23,638	$(82)

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

Included in the above table at June 30, 2018, are impaired loans with carrying balances of $13.2 million that were not written down by charge-offs or for which there are no specific reserves in our allowance for loan losses. Included in impaired loans at December 31, 2017, are loans with carrying balances of $14.5 million that were not written down by charge-offs or for which there are no specific reserves in our allowance for loan losses. Loans not written down by charge-offs or specific reserves at June 30, 2018, and December 31, 2017, are considered to have sufficient collateral values, less costs to sell, to support the carrying balances of the loans.

The following table summarizes the average recorded investment in originated and acquired impaired loans (excluding PCI loans) and interest recognized on impaired loans as of, and for, the three and six months ended June 30, 2018, and June 30, 2017 (in thousands):

	Three Months Ended				Six Months Ended
	June 30, 2018		June 30, 2017		June 30, 2018		June 30, 2017
	Average Recorded Investment	Interest Income	Average Recorded Investment	Interest Income	Average Recorded Investment	Interest Income	Average Recorded Investment	Interest Income
With No Allowance Recorded:
Real estate loans:
Commercial
LTV < 35%
Substandard	$—	$—	$—	$16	$—	$—	$—	$22
LTV => 35%
Pass	4,664	65	5,836	68	5,197	129	5,194	132
Substandard	9,650	75	12,557	129	9,681	150	13,298	256
One-to-four family residential
LTV < 60%
Pass	1,374	13	622	8	1,312	27	626	15
Substandard	246	4	585	6	248	4	451	12
LTV => 60%
Pass	267	1	—	—	223	5	—	—
Substandard	129	—	278	5	131	3	392	10
Multifamily
LTV < 35%
Substandard	152	1	154	2	152	2	155	3
LTV => 35%
Pass	46	4	58	4	467	8	60	8
Substandard	1,237	16	—	—	825	28	—	—
Home equity and lines of credit
Pass	31	—	37	—	32	1	38	1
Commercial and industrial loans
Substandard	131	—	143	—	132	—	120	—
With a Related Allowance Recorded:
Real estate loans:
Commercial
LTV => 35%
Pass	1,476	20	—	—	984	40	—	—
Substandard	—	—	—	—	—	—	673	—
One-to-four family residential
LTV < 60%
Pass	204	2	—	—	273	3	—	—
Substandard	674	4	1,398	9	782	8	1,439	19
LTV => 60%
Pass	—	—	272	6	89	—	273	10
Substandard	—	—	189	—	—	—	253	—
Multifamily
LTV => 35%
Pass	—	—	1,289	8	—	—	1,296	20

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

	Three Months Ended				Six Months Ended
	June 30, 2018		June 30, 2017		June 30, 2018		June 30, 2017
	Average Recorded Investment	Interest Income	Average Recorded Investment	Interest Income	Average Recorded Investment	Interest Income	Average Recorded Investment	Interest Income
Substandard	—	—	450	—	—	—	300	—
Home equity and lines of credit
Pass	—	—	254	2	—	—	255	3
Substandard	35	—	38	—	35	1	38	1
Commercial and industrial loans
Special Mention	23	—	26	—	23	1	26	—
Total:
Real estate loans
Commercial	15,790	160	18,393	213	15,862	319	19,165	410
One-to-four family residential	2,894	24	3,344	34	3,058	50	3,434	66
Multifamily	1,435	21	1,951	14	1,444	38	1,811	31
Home equity and lines of credit	66	—	329	2	67	2	331	5
Commercial and industrial loans	154	—	169	—	155	1	146	—
	$20,339	$205	$24,186	$263	$20,586	$410	$24,887	$512

There were no loans modified as troubled debt restructurings (TDRs) during the three and six months ended June 30, 2018 and 2017.

At June 30, 2018, and December 31, 2017, we had TDRs of $17.3 million and $18.3 million, respectively.

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

At June 30, 2018, there were no TDR loans that were restructured during the preceding twelve months ended June 30, 2018, that subsequently defaulted.

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

Note 6 – Deposits

Deposits account balances are summarized as follows (in thousands):

	June 30, 2018	December 31, 2017
Non-interest-bearing demand	$411,427	$407,267
Interest-bearing negotiable orders of withdrawal (NOW)	421,167	465,140
Savings and money market	1,162,218	1,225,643
Certificates of deposit	972,469	738,929
Total deposits	$2,967,281	$2,836,979

Interest expense on deposit accounts is summarized for the periods indicated (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Negotiable orders of withdrawal, savings, and money market	$2,312	$2,079	$4,455	$4,109
Certificates of deposit	3,738	1,820	6,806	3,410
Total interest expense on deposit accounts	$6,050	$3,899	$11,261	$7,519

Note 7 – Equity Incentive Plan

The following table is a summary of the Company’s stock options outstanding as of June 30, 2018, and changes therein during the six months then ended.

	Number of Stock Options	Weighted Average Grant Date Fair Value	Weighted Average Exercise Price	Weighted Average Contractual Life (years)
Outstanding - December 31, 2017	4,620,687	$3.51	$11.82	5.17
Forfeited	(19,378)	2.99	9.84	—
Exercised	(1,105,157)	2.48	7.69	—
Outstanding - June 30, 2018	3,496,152	3.83	13.14	5.81
Exercisable - June 30, 2018	2,661,611	3.77	12.77	5.52

Expected future stock option expense related to the non-vested options outstanding as of June 30, 2018, is $2.7 million over a weighted average period of 1.46 years.
The following is a summary of the status of the Company’s restricted stock awards as of June 30, 2018, and changes therein during the six months then ended.

	Number of Shares Awarded	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2017	585,895	$14.05
Vested	(250,013)	13.73
Forfeited	(1,760)	13.13
Non-vested at June 30, 2018	334,122	$14.29

Expected future stock award expense related to the non-vested restricted share awards as of June 30, 2018, is $3.8 million over a weighted average period of 1.48 years.

During the three months ended June 30, 2018 and 2017, the Company recorded $1.3 million and $1.6 million, respectively, of stock-based compensation related to the above plans. During the six months ended June 30, 2018 and 2017, the Company recorded $2.7 million and $3.2 million, respectively, of stock-based compensation related to the above plans.

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

Note 8 – Fair Value Measurements
The following tables present the assets reported on the consolidated balance sheets at their estimated fair value as of June 30, 2018, and December 31, 2017, by level within the fair value hierarchy as required by the Fair Value Measurements and Disclosures Topic of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”).  Financial assets and liabilities are classified in their entirety based on the level of input that is significant to the fair value measurement.  The fair value hierarchy is as follows:

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

	Fair Value Measurements at June 30, 2018 Using:
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Measured on a recurring basis:
Assets:
Investment securities:
Debt securities available-for-sale:
Mortgage-backed securities
GSE: Pass-through certificates	$243,086	$—	$243,086	$—
GSE: REMICs	272,721	—	272,721	—
Non-GSE	75	—	75	—
	515,882	—	515,882	—
Other debt securities
Municipal bonds	279	—	279	—
Corporate bonds	109,118	—	109,118	—
Total debt securities available-for-sale	109,397	—	109,397	—
Trading securities	10,167	10,167	—	—
Equity securities	272	272	—	—
Total	$635,718	$10,439	$625,279	$—
Measured on a non-recurring basis:
Assets:
Impaired loans:
Real estate loans:
Commercial real estate	$5,943	$—	$—	$5,943
One-to-four family residential mortgage	777	—	—	777
Multifamily	45	—	—	45
Home equity and lines of credit	24	—	—	24
Total impaired real estate loans	6,789	—	—	6,789
Commercial and industrial loans	20	—	—	20
Other real estate owned	850	—	—	850
Total	$7,659	$—	$—	$7,659

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

	Fair Value Measurements at December 31, 2017 Using:
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Measured on a recurring basis:
Assets:
Investment securities:
Debt securities available-for-sale:
Mortgage-backed securities
GSE: Pass-through certificates	$178,295	$—	$178,295	$—
GSE: REMICs	266,929	—	266,929	—
Non-GSE	79	—	79	—
	445,303	—	445,303	—
Other debt securities
Municipal bonds	349	—	349	—
Corporate bonds	68,130	—	68,130	—
Total debt securities available-for-sale	68,479	—	68,479	—
Trading securities	9,597	9,597	—	—
Equity securities	323	323	—	—
Total	$523,702	$9,920	$513,782	$—
Measured on a non-recurring basis:
Assets:
Impaired loans:
Real estate loans:
Commercial real estate	$4,645	$—	$—	$4,645
One-to-four family residential mortgage	1,735	—	—	1,735
Multifamily	51	—	—	51
Home equity and lines of credit	31	—	—	31
Total impaired real estate loans	6,462	—	—	6,462
Commercial and industrial loans	21	—	—	21
Other real estate owned	850	—	—	850
Total	$7,333	$—	$—	$7,333

The following table presents qualitative information for Level 3 assets measured at fair value on a non-recurring basis at June 30, 2018, and December 31, 2017 (dollars in thousands):

	Fair Value		Valuation Methodology	Unobservable Inputs	Range of Inputs
	June 30, 2018	December 31, 2017			June 30, 2018	December 31, 2017
Impaired loans	$6,809	$6,483	Appraisals	Discount for costs to sell	7.0%	7.0%
				Discount for quick sale	10.0%	10.0%
			Discounted cash flows	Interest rates	3.13% to 6.25%	3.13% to 6.5%
Other real estate owned	$850	$850	Appraisals	Discount for costs to sell	7.0%	7.0%

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

The valuation techniques described below were used to measure fair value of financial instruments in the tables below on a recurring basis and a non-recurring basis as of June 30, 2018, and December 31, 2017.
Debt Securities Available for Sale: The estimated fair values for mortgage-backed securities, corporate, and other debt securities are obtained from an independent nationally recognized third-party pricing service. The estimated fair values are derived primarily from cash flow models, which include assumptions for interest rates, credit losses, and prepayment speeds. Broker/dealer quotes are utilized as well, when such quotes are available and deemed representative of the market. The significant inputs utilized in the cash flow models are based on market data obtained from sources independent of the Company (Observable Inputs), and are therefore classified as Level 2 within the fair value hierarchy. There were no transfers of securities between Level 1 and Level 2 during the six months ended June 30, 2018.
Trading Securities: Fair values are derived from quoted market prices in active markets. The assets consist of publicly traded mutual funds.

Equity Securities: Fair values of equity securities consisting of publicly traded mutual funds are derived from quoted market prices in active markets.

Impaired Loans: At June 30, 2018, and December 31, 2017, the Company had impaired loans held-for-investment (excluding PCI loans) with outstanding principal balances of $9.2 million and $8.8 million, respectively, which were recorded at their estimated fair value of $6.8 million and $6.5 million, respectively. The Company recorded a net decrease in the specific reserve for impaired loans of $39,000 and $127,000 for the six months ended June 30, 2018 and June 30, 2017, respectively, utilizing level 3 inputs. For purposes of estimating the fair value of impaired loans, management utilizes independent appraisals, if the loan is collateral dependent, adjusted downward by management, as necessary, for changes in relevant valuation factors subsequent to the appraisal date, or the present value of expected future cash flows for non-collateral dependent loans and troubled debt restructurings.

Other Real Estate Owned (OREO):  At both June 30, 2018, and December 31, 2017, the Company had assets acquired through foreclosure, or deed in lieu of foreclosure, of $850,000. These assets are recorded at estimated fair value, less estimated selling costs when acquired, establishing a new cost basis. Estimated fair value is generally based on independent appraisals. These appraisals include adjustments to comparable assets based on the appraisers’ market knowledge and experience, and are considered Level 3 inputs. When an asset is acquired, the excess of the loan balance over fair value, less estimated selling costs, is charged to the allowance for loan losses. If the estimated fair value of the asset declines, a write-down is recorded through non-interest expense. The valuation of foreclosed assets is subjective in nature and may be adjusted in the future because of changes in economic conditions.

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

The estimated fair value of the Company’s financial instruments at June 30, 2018, and December 31, 2017, is presented in the following tables (in thousands):

	June 30, 2018
		Estimated Fair Value
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$58,733	$58,733	$—	$—	$58,733
Trading securities	10,167	10,167	—	—	10,167
Debt securities available-for-sale	625,279	—	625,279	—	625,279
Debt securities held-to-maturity	9,819	—	9,529	—	9,529
Equity securities (1)	272	272	—	—	272
Federal Home Loan Bank of New York stock, at cost	27,718	—	27,718	—	27,718
Net loans held-for-investment	3,193,244	—	—	3,225,464	3,225,464
Financial liabilities:
Deposits	$2,967,281	$—	$2,969,119	$—	$2,969,119
Borrowed funds	524,335	—	516,297	—	516,297
Advance payments by borrowers for taxes and insurance	18,009	—	18,009	—	18,009

	December 31, 2017
		Estimated Fair Value
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$57,839	$57,839	$—	$—	$57,839
Trading securities	9,597	9,597	—	—	9,597
Debt securities available-for-sale	513,782	—	513,782	—	513,782
Debt securities held-to-maturity	9,931	—	9,892	—	9,892
Equity securities (1)	323	323	—		323
Federal Home Loan Bank of New York stock, at cost	25,046	—	25,046	—	25,046
Net loans held-for-investment	3,114,659	—	—	3,157,829	3,157,829
Financial liabilities:
Deposits	$2,836,979	$—	$2,839,666	$—	$2,839,666
Borrowed funds	471,549	—	466,625	—	466,625
Advance payments by borrowers for taxes and insurance	14,798	—	14,798	—	14,798
 (1) Excludes $1.0 million of investments measured at net asset value at June 30, 2018, and December 31, 2017, which have not been classified in the fair value hierarchy.

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

The following is a summary of the Company’s earnings per share calculations and reconciliation of basic to diluted earnings per share for the periods indicated (dollars in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income available to common stockholders	$10,612	$8,410	$21,056	$18,358

Weighted average shares outstanding-basic	46,184,918	45,252,136	45,983,895	45,137,791
Effect of non-vested restricted stock and stock options outstanding	925,059	1,579,226	1,072,404	1,741,467
Weighted average shares outstanding-diluted	47,109,977	46,831,362	47,056,299	46,879,258
Earnings per share-basic	$0.23	$0.19	$0.46	$0.41
Earnings per share-diluted	$0.23	$0.18	$0.45	$0.39
Anti-dilutive shares	858,844	50,000	872,294	45,000
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

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

Note 11 – Revenue Recognition

Effective January 1, 2018, the Company adopted ASU No. 2014-09, Revenue from Contracts with Customers (“Topic 606”) and all subsequent ASUs that modified Topic 606. For further details on ASU No. 2014-09 see Note 12 - “Recently Issued and Adopted Accounting Pronouncements.” The adoption of ASU No. 2014-09 did not have a material impact on the measurement or recognition of revenue as it does not apply to revenue associated with financial instruments, including revenue from loans and investment securities, which is the Company's primary source of revenue. In addition, certain non-interest income streams such as income on bank owned life insurance, gains on securities transactions, and other non-interest income are not in the scope of the guidance. The Company’s revenue streams that are within the scope of Topic 606 include service charges on deposit accounts, ATM and card interchange fees, and investment services fees. However, the revenue recognition of these revenue streams did not change upon adoption of Topic 606 as our customer contracts generally do not have performance obligations and fees are assessed and collected as the transaction occurs.
The following table summarizes non-interest income for the periods indicated (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Fees and service charges for customer services:
Service charges	$771	768	$1,612	1,640
ATM and card interchange fees	313	284	580	544
Investment fees	63	55	169	141
Total fees and service charges for customer services	1,147	1,107	2,361	2,325
Income on bank owned life insurance	914	1,010	1,868	3,468
Gains on securities transactions, net	313	256	473	664
Other	71	64	147	127
Total non-interest income	$2,445	$2,437	$4,849	$6,584

The following revenue streams are within the scope of Topic 606:

Fees and service charges for customer services. Fees and service charges for customer services include: (i) service charges on deposit accounts, including account maintenance fees, overdraft fees, insufficient funds fees, wire fees, and other deposit related fees; (ii) ATM and card interchange fees, which include fees generated when a Bank cardholder uses a non-Bank ATM or a non-Bank cardholder uses a Bank ATM, and fees earned whenever the Bank's debit cards are processed through card payment networks such as Visa; and (iii) investment services fees earned through partnering with a third party investment and brokerage service firm to provide insurance and investment products to customers. The Company's performance obligation for fees and service charges is satisfied and related revenue recognized immediately or in the month of performance of services.

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

Note 12 – Recently Issued and Adopted Accounting Pronouncements

Accounting Pronouncements Adopted in 2018

ASU No. 2014-09. In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies generally will be required to use more judgment and make more estimates than under current guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. Subsequent to the issuance of ASU No. 2014-09, the FASB issued targeted updates to clarify specific implementation issues including ASU No. 2016-08, “Principal versus Agent Considerations (Reporting Revenue Gross versus Net),” ASU No. 2016-10, “Identifying Performance Obligations and Licensing,” ASU No. 2016-12, “Narrow-Scope Improvements and Practical Expedients,” and ASU No. 2016-20 “Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers.” The new standard was effective for the Company on January 1, 2018. The adoption of ASU No. 2014-09 did not have a material impact on the Company’s consolidated financial statements and related disclosures as the Company’s primary sources of revenues are derived from interest income on financial assets that are not within the scope of the guidance. Management conducted an assessment of the revenue streams that were potentially affected by the guidance and reviewed contracts in scope to ensure compliance with the guidance. These contracts included those related to service charges on deposit accounts, ATM and card interchange fees, and investment services fees. The Company’s revenue recognition pattern for these revenue streams did not change from current practice. Additional disclosures required by the standard have been included in Note 11. “Revenue Recognition.”

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

Accounting Pronouncements Not Yet Adopted

ASU 2018-07. In June 2018, the FASB issued ASU No. 2018-07, Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, which is intended to align the accounting for share-based payment awards issued to employees and nonemployees. ASU 2018-07 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. The Company's share-based payment awards to nonemployees consist only of grants made to the Company's Directors as compensation solely related to the individual's role as a Director. As such, the ASU is not expected to have an impact on the Company's consolidated financial statements, as share-based payment awards to nonemployee Directors are accounted for in the same manner as share-based payment awards for employees.

ASU No. 2018-03. In February 2018, the FASB issued ASU No. 2018-03, Technical Corrections and Improvements to Financial Instruments-Overall (Subtopic 825-10), which clarifies certain aspects of the guidance issued in ASU No. 2016-01 including: the ability to irrevocably elect to change the measurement approach for equity securities measured using the practical expedient (at cost plus or minus observable transactions less impairment) to a fair value method in accordance with Topic 820, Fair Value Measurement; clarification that if an observable transaction occurs for such securities, the adjustment is as of the observable transaction date; clarification that the prospective transition approach for equity securities without a readily determinable fair value is meant only for instances in which the practical expedient is elected; and various other clarifications. ASU No. 2018-03 is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years beginning after June 15, 2018. Adoption is not expected to have a material impact on the Company's consolidated financial statements.

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

ASU No. 2016-13. In June 2016, the FASB issued No. ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires credit losses on most financial assets measured at amortized cost and certain other instruments to be measured using an expected credit loss model (referred to as the current expected credit loss (“CECL”) model. Under this model, entities will estimate credit losses over the entire contractual term of the instrument from the date of initial recognition of that instrument. Current US GAAP is based on an incurred loss model that delays recognition of credit losses until it is probable the loss has been incurred. Accordingly, it is anticipated that

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

credit losses will be recognized earlier under the CECL model than under the incurred loss model. ASU No. 2016-13 is effective for interim and annual reporting periods beginning after December 15, 2019; early adoption is permitted for interim and annual reporting periods beginning after December 15, 2018. The Company continues to evaluate the potential effect of adoption of this pronouncement on its consolidated financial statements by identifying key interpretive issues, assessing its processes, portfolio segmentation, model development, and identifying the data and system requirements against the guidance to determine what modifications may be required. As part of the evaluation process, the Company has also established a CECL working group that includes individuals from various functional areas to assess processes and has selected a third-party vendor to assist in the application of the ASU No. 2016-13. The adoption of ASU No. 2016-13 may result in an increase in the allowance for loan losses as a result of changing from an incurred loss model, which encompasses allowances for current known and inherent losses within the portfolio, to an expected losses model, which encompasses allowances for losses expected to be incurred over the life of the portfolio. The extent of the effect is indeterminable at this time as it will depend upon the nature and characteristics of the Company's loan portfolio at the adoption date, as well as economic conditions and forecasts at that date.

ASU No. 2016-02. In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which is intended to increase transparency and comparability of accounting for lease transactions. The ASU will require all leases to be recognized on the balance sheet as lease assets and lease liabilities and will require both quantitative and qualitative disclosures regarding key information about leasing arrangements. Lessor accounting is largely unchanged. The guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within that reporting period. The Company is currently evaluating the potential effect of adoption of this pronouncement on its consolidated financial statements. The Company has several lease agreements, such as branch locations, which are currently considered operating leases, and therefore, not recognized on the Company’s consolidated statements of condition. The guidance will require these lease agreements to be recognized on the consolidated balance sheets as a right-of-use asset and a corresponding lease liability. Therefore, the Company’s preliminary evaluation indicates the provisions of ASU No. 2016-02 are expected to impact the Company’s consolidated balance sheets; the extent of such impact is under evaluation. The Company does not expect the guidance to have a material impact on its results of operations. The Company is nearing completion of identifying a complete inventory of arrangements containing a lease and accumulating the data necessary to apply the amended guidance. The Company has contracted with a third-party software vendor to aid in the transition to the new leasing guidance implementation.

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

•	changes in our income tax expense resulting from the impact of recently enacted state and federal corporate tax reform; and

•	changes in the financial condition, results of operations, or future prospects of issuers of securities that we own.

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

Net income was $21.1 million for the six months ended June 30, 2018, as compared to $18.4 million for the six months ended June 30, 2017. Basic and diluted earnings per common share were $0.46 and $0.45, respectively, for the six months ended June 30, 2018, compared to basic and diluted earnings per common share of $0.41 and $0.39, respectively, for the six months ended June 30, 2017. Earnings for the six months ended June 30, 2018 benefited from a lower effective tax rate due to the enactment of the Tax Cuts and Jobs Act in the fourth quarter of 2017 (the “Tax Reform Act”), which reduced the federal statutory corporate tax rate to 21% from 35%. Earnings for the six months ended June 30, 2018, also benefited from excess tax benefits of $2.1 million, or $0.05 per diluted share, related to the exercise or vesting of equity awards. Earnings for the six months ended June 30, 2017, benefited from excess tax benefits of $2.3 million, or $0.05 per diluted share, related to the exercise or vesting of equity awards, as well as $1.5 million, or $0.03, per diluted share of tax-exempt income from bank-owned life insurance proceeds in excess of the cash surrender value of the policies. For the six months ended June 30, 2018, our return on average assets was 1.04%, as compared to 0.95% for the six months ended June 30, 2017. For the six months ended June 30, 2018, our return on average stockholders’ equity was 6.59% as compared to 5.86% for the six months ended June 30, 2017.

On July 1, 2018, the State of New Jersey enacted new legislation that created a temporary surtax effective for tax years 2018 through 2021 and will require certain companies to file combined tax returns beginning in 2019. Management is currently evaluating the effect of this new legislation on our net deferred tax asset and future tax expense.  We anticipate that we will realize a tax benefit during the third quarter of 2018 due to the write up of our net deferred tax asset and, prospectively, our state tax expense will increase.

Comparison of Financial Condition at June 30, 2018, and December 31, 2017
Total assets increased $196.7 million, or 4.9%, to $4.19 billion at June 30, 2018, from $3.99 billion at December 31, 2017. The increase was primarily due to an increase in our available-for sale debt securities portfolio of $111.5 million and an increase in loans held-for-investment, net, of $79.3 million.

The Company’s debt securities available-for-sale portfolio increased by $111.5 million, or 21.7%, to $625.3 million at June 30, 2018, from $513.8 million at December 31, 2017. The increase was primarily attributable to purchases of mortgage-

backed and corporate securities, partially offset by paydowns and sales. At June 30, 2018, $272.7 million of the portfolio consisted of residential mortgage-backed securities issued or guaranteed by Fannie Mae, Freddie Mac, or Ginnie Mae. In addition, the Company held $109.1 million in corporate bonds, all of which were considered investment grade at June 30, 2018, and $279,000 in municipal bonds. The effective duration of the securities portfolio at June 30, 2018 was 3.36 years.

 As of June 30, 2018, our commercial real estate concentration (as defined by regulatory guidance issued in 2006) to total risk-based capital was 411%. Management believes that Northfield Bank (the "Bank") has implemented appropriate risk management practices including risk assessments, board approved underwriting policies and related procedures, which include monitoring bank portfolio performance, performing market analysis (economic and real estate), and stressing of the Bank’s commercial real estate portfolio under severe adverse economic conditions. Although management believes the Bank has implemented appropriate policies and procedures to manage our commercial real estate concentration risk, the Bank’s regulators could require us to implement additional policies and procedures or could require us to maintain higher levels of regulatory capital, which might adversely affect our loan originations, ability to pay dividends, and profitability.

Loans held-for-investment, net, increased $79.3 million to $3.22 billion at June 30, 2018, from $3.14 billion at December 31, 2017. Originated loans held-for-investment, net, totaled $2.55 billion at June 30, 2018, as compared to $2.43 billion at December 31, 2017. The increase was primarily due to an increase in multifamily real estate loans of $64.7 million, or 3.7%, to $1.80 billion at June 30, 2018, from $1.74 billion at December 31, 2017, and an increase in commercial real estate loans of $54.3 million, or 12.2%, to $499.5 million at June 30, 2018, from $445.2 million at December 31, 2017, partially offset by decreases in acquired loans and purchased credit-impaired (“PCI”) loans.

The following tables detail our multifamily real estate originations for the six months ended June 30, 2018 and 2017 (dollars in thousands):

For the Six Months Ended June 30, 2018
Multifamily Originations	Weighted Average Interest Rate	Weighted Average Loan-to-Value Ratio	Weighted Average Months to Next Rate Change or Maturity for Fixed Rate Loans	(F)ixed or (V)ariable	Amortization Term
$159,649	3.77%	69%	77	V	25 to 30 Years
6,615	4.07%	38%	180	F	15 Years
$166,264	3.78%	68%

For the Six Months Ended June 30, 2017
Multifamily Originations	Weighted Average Interest Rate	Weighted Average Loan-to-Value Ratio	Weighted Average Months to Next Rate Change or Maturity for Fixed Rate Loans	(F)ixed or (V)ariable	Amortization Term
$192,407	3.55%	60%	80	V	15 to 30 Years
750	5.00%	48%	1	V	Line of Credit (2-Year Term)
7,640	3.89%	27%	180	F	15 Years
$200,797	3.57%	59%
Acquired loans, which include loans purchased with no evidence of credit deterioration, decreased by $41.9 million to $650.9 million at June 30, 2018, from $692.8 million at December 31, 2017, primarily due to paydowns, partially offset by purchases of one-to-four family residential mortgage loan pools during the first quarter of 2018, totaling $37.5 million.
The following table provides the details of the loan pools purchased during the six months ended June 30, 2018 (dollars in thousands):

Principal Amounts Purchased	Loan Type	Weighted Average Interest Rate(1)	Weighted Average Loan-to-Value Ratio	Weighted Average Months to Next Rate Change or Maturity for Fixed Rate Loans	(F)ixed or (V)ariable	Original Amortization Term
$29,963	Residential	2.30%	55%	1	V	30 Years
4,368	Residential	3.67%	58%	346	F	15 - 30 Years
3,178	Residential	3.68%	60%	330	F	15 - 30 Years
$37,509		2.58%	56%

(1) Net of servicing fee retained by the originating bank

The geographic locations of the properties collateralizing the loans purchased are as follows: 32.7% in New York, 29.9% in California, and 27.1% in Massachusetts, with the majority of the remaining balance in New Jersey. There were no loan pool purchases during the six months ended June 30, 2017.

PCI loans totaled $21.3 million at June 30, 2018, as compared to $22.7 million at December 31, 2017. The majority of the PCI loan balance consists of loans acquired as part of a Federal Deposit Insurance Corporation-assisted transaction. The Company accreted interest income of $1.0 million and $2.1 million attributable to PCI loans for the three and six months ended June 30, 2018, respectively, as compared to $1.3 million and $2.8 million for the three and six months ended June 30, 2017, respectively.

Total liabilities increased $186.0 million, or 5.5%, to $3.54 billion at June 30, 2018, from $3.35 billion at December 31, 2017. The increase was primarily attributable to an increase in deposits of $130.3 million, an increase in other borrowings of $54.8 million, and an increase in advance payments by borrowers for taxes and insurance of $3.2 million, partially offset by a decrease in securities sold under agreements to repurchase of $2.0 million.

Deposits increased $130.3 million, or 4.6%, to $2.97 billion at June 30, 2018, as compared to $2.84 billion at December 31, 2017. The increase was attributable to increases of $213.3 million in certificates of deposit, and $20.2 million in brokered deposits, partially offset by decreases of $39.8 million in transaction accounts, $56.3 million in money market accounts, and $7.1 million in savings accounts.

Borrowings and securities sold under agreements to repurchase increased by $52.8 million, or 11.2%, to $524.3 million at June 30, 2018, from $471.5 million at December 31, 2017. Management utilizes borrowings to mitigate interest rate risk, for short-term liquidity, and to a lesser extent as part of leverage strategies. The following is a table of term borrowing maturities (excluding capitalized leases and overnight borrowings) and the weighted average rate by year at June 30, 2018 (dollars in thousands):

Year	Amount	Weighted Average Rate
2018	$97,080	1.75%
2019	123,502	1.48%
2020	90,000	1.65%
2021	70,000	1.80%
2022	20,000	1.97%
Thereafter	75,000	2.85%
	$475,582	1.85%

Total stockholders’ equity increased by $10.8 million to $649.7 million at June 30, 2018, from $638.9 million at December 31, 2017. The increase was primarily attributable to net income of $21.1 million for the six months ended June 30, 2018, and to a lesser extent a $5.2 million increase related to ESOP and equity award activity. These increases were partially offset by dividend payments of $9.3 million and a $6.2 million increase in unrealized losses on our securities available-for-sale portfolio as a result of the increased interest rate environment.

Comparison of Operating Results for the Six Months Ended June 30, 2018 and 2017

Net Income. Net income was $21.1 million and $18.4 million for the six months ended June 30, 2018, and June 30, 2017, respectively. Significant variances from the comparable prior year period are as follows: a $1.7 million increase in net interest income, a $1.7 million decrease in non-interest income, and a $2.5 million decrease in income tax expense.

Interest Income. Interest income increased $5.9 million, or 9.1%, to $70.6 million for the six months ended June 30, 2018, from $64.7 million for the six months ended June 30, 2017, due to an increase in the average balance of interest-earning assets of $266.1 million, or 7.4%, and a six basis point increase in the yields earned on average interest-earning assets. Interest income on loans increased by $3.6 million, primarily attributable to an increase in the average loan balances of $144.7 million and a five basis point increase in the average yield on loans as a result of the recent increases in market interest rates. The Company accreted interest income related to its PCI loans of $2.1 million for the six months ended June 30, 2018, as compared to $2.8 million for the six months ended June 30, 2017. Interest income on loans for the six months ended June 30, 2018, reflected loan prepayment income of $1.1 million compared to $520,000 for the six months ended June 30, 2017.

Interest Expense. Interest expense increased $4.2 million, or 37.3%, to $15.3 million for the six months ended June 30, 2018, as compared to $11.1 million for six months ended June 30, 2017, due to a $3.7 million increase in interest expense on deposits and a $418,000 increase in interest expense on borrowings. The increase in interest expense on deposits was attributed to a 24 basis point increase in the cost of interest-bearing deposits to 0.90% for the six months ended June 30, 2018, as compared to 0.66% for the comparable prior year period and an increase in the average balance of interest-bearing deposit accounts of $232.7 million, or 10.1%, to $2.53 billion for the six months ended June 30, 2018, from $2.30 billion for the six months ended June 30, 2017.
Net Interest Income. Net interest income for the six months ended June 30, 2018, increased $1.7 million, or 3.2%, to $55.3 million, from $53.6 million for the six months ended June 30, 2017, primarily due to a $266.1 million, or 7.4%, increase in our average interest-earning assets, partially offset by a 12 basis point decrease in our net interest margin to 2.89% from 3.01% for the six months ended June 30, 2017. The increase in average interest-earning assets was due to increases in average loans outstanding of $144.7 million, average mortgage-backed securities of $64.0 million, average other securities of $49.4 million, and average interest-earning deposits in financial institutions of $9.3 million, partially offset by a decrease in average Federal Home Loan Bank of New York (“FHLBNY”) stock of $1.3 million. The increase in average loans was primarily due to strong originated loan growth as well as loan pool purchases during the first quarter of 2018. Yields earned on interest-earning assets increased six basis points to 3.69% for the six months ended June 30, 2018, from 3.63% for the six months ended June 30, 2017, driven by higher yields on all asset classes. The cost of interest-bearing liabilities increased 23 basis points to 1.03% for the current period as compared to 0.80% for the comparable prior year period, due to higher rates on interest-bearing deposits and borrowed funds, attributable to the rising rate environment.

Provision for Loan Losses. The provision for loan losses decreased by $179,000 to $704,000 for the six months ended June 30, 2018, from $883,000 for the six months ended June 30, 2017, primarily due to improving asset quality trends, including a decrease in criticized loans, and an improvement in historical loss rates. Net recoveries for the six months ended June 30, 2018, were $18,000, as compared to net recoveries of $127,000 for the six months ended June 30, 2017.

Non-interest Income. Non-interest income decreased $1.7 million, or 26.4%, to $4.8 million for the six months ended June 30, 2018, from $6.6 million for the six months ended June 30, 2017, primarily due to a decrease of $1.6 million in income on bank owned life insurance, attributable to insurance proceeds in excess of the related cash surrender value of the policies, received in the first quarter of 2017, and a decrease of $191,000 in gains on securities transactions, net. Securities gains, net, during the six months ended June 30, 2018, included gains of $302,000 related to the Company’s trading portfolio, compared to gains of $668,000 in the comparative prior year period. The trading portfolio is utilized to fund the Company’s deferred compensation obligation to certain employees and directors of the Company's deferred compensation plan (the Plan). The participants of the Plan, at their election, defer a portion of their compensation. Gains and losses on trading securities have no effect on net income since participants benefit from, and bear the full risk of, changes in the trading securities market values. Therefore, the Company records an equal and offsetting amount in compensation expense, reflecting the change in the Company’s obligations under the Plan.

Non-interest Expense. Non-interest expense remained level at $34.2 million for both six-month periods ended June 30, 2018 and June 30, 2017.

Income Tax Expense. The Company recorded income tax expense of $4.2 million for the six months ended June 30, 2018, compared to $6.8 million for the six months ended June 30, 2017. The effective tax rate for the six months ended June 30, 2018, was 16.8% compared to 26.9% for the six months ended June 30, 2017, reflecting the reduction of the federal statutory corporate tax rate to 21% from 35% by the Tax Reform Act, partially offset by lower excess tax benefits. Excess tax benefits were $2.1 million for the current period as compared to $2.3 million for the prior year period. Excess tax benefits will fluctuate throughout the year based on the Company's stock price and timing of employee stock option exercises and vesting of other share-based awards. The Company has approximately 335,000 options outstanding at June 30, 2018, from its 2009 grants which expire on January 30, 2019, at a weighted average price of $7.09 per share and a weighted average grant date fair value of $2.30 per share. To the extent these options are exercised during the remainder of 2018, this will result in additional tax benefits which will have a positive effect on our effective tax rate. The effective tax rate for the six months ended June 30, 2017, benefited from $1.5 million of tax-exempt income from bank owned life insurance proceeds in excess of the cash surrender value of the policies.

On July 1, 2018, the State of New Jersey enacted new legislation that created a temporary surtax effective for tax years 2018 through 2021 and will require certain companies to file combined tax returns beginning in 2019. Management is currently evaluating the effect of this new legislation on our net deferred tax asset and future tax expense.  We anticipate that we will realize a tax benefit during the third quarter of 2018 due to the write up of our net deferred tax asset and, prospectively, our state tax expense will increase.

The following table sets forth average balances, average yields and costs, and certain other information for the periods indicated.

	ANALYSIS OF NET INTEREST INCOME (Dollars in thousands)
	For the Six Months Ended
	June 30, 2018			June 30, 2017
	Average Outstanding Balance	Interest	Average Yield/ Rate (1)	Average Outstanding Balance	Interest	Average Yield/ Rate (1)
Interest-earning assets:
Loans (2)	$3,153,089	$62,243	3.98%	$3,008,361	$58,661	3.93%
Mortgage-backed securities (3)	504,126	5,794	2.32	440,111	4,616	2.12
Other securities (3)	109,144	1,323	2.44	59,723	535	1.81
Federal Home Loan Bank of New York stock	25,155	812	6.51	26,476	696	5.30
Interest-earning deposits in financial institutions	69,631	445	1.29	60,381	221	0.74
Total interest-earning assets	3,861,145	70,617	3.69	3,595,052	64,729	3.63
Non-interest-earning assets	240,627			283,165
Total assets	$4,101,772			$3,878,217

Interest-bearing liabilities:
Savings, NOW, and money market accounts	$1,669,009	$4,455	0.54%	$1,733,794	$4,109	0.48%
Certificates of deposit	861,366	6,806	1.59	563,902	3,410	1.22
Total interest-bearing deposits	2,530,375	11,261	0.90	2,297,696	7,519	0.66
Borrowed funds	469,937	4,042	1.73	496,301	3,624	1.47
Total interest-bearing liabilities	3,000,312	15,303	1.03	2,793,997	11,143	0.80
Non-interest bearing deposits	409,918			382,689
Accrued expenses and other liabilities	47,615			70,237
Total liabilities	3,457,845			3,246,923
Stockholders' equity	643,927			631,294
Total liabilities and stockholders' equity	$4,101,772			$3,878,217

Net interest income		$55,314			$53,586
Net interest rate spread (4)			2.66%			2.83%
Net interest-earning assets (5)	$860,833			$801,055
Net interest margin (6)			2.89%			3.01%
Average interest-earning assets to interest-bearing liabilities			128.69%			128.67%

(1)	Average yields and rates are annualized.
(2)	Includes non-accruing loans.
(3)	Securities available-for-sale are reported at amortized cost.
(4)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(5)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(6)	Net interest margin represents net interest income divided by average total interest-earning assets.

Comparison of Operating Results for the Three Months Ended June 30, 2018 and 2017

Net Income. Net income was $10.6 million and $8.4 million for the quarters ended June 30, 2018, and June 30, 2017, respectively. Significant variances from the comparable prior year quarter are as follows: an $861,000 increase in net interest income, a $159,000 increase in the provision for loan losses, a $422,000 increase in non-interest expense, and a $1.9 million decrease in income tax expense.

Interest Income. Interest income increased $3.3 million, or 10.0%, to $35.9 million for the quarter ended June 30, 2018, from $32.7 million for the quarter June 30, 2017, due to an increase in the average balance of interest-earning assets of $276.9 million, or 7.6%, and an eight basis point increase in the yields earned on interest-earning assets. Interest income on loans increased by $1.8 million, primarily attributable to an increase in the average loan balances of $132.0 million, and a seven basis point increase in the average yield on loans as a result of the recent increases in market interest rates. The increase in average loans was primarily due to strong originated loan growth. The Company accreted interest income related to its PCI loans of $1.0 million for the quarter ended June 30, 2018, as compared to $1.3 million for the quarter ended June 30, 2017. Interest income on loans for the quarter ended June 30, 2018, included loan prepayment income of $479,000, as compared to $193,000 for the quarter ended June 30, 2017.

Interest Expense. Interest expense increased $2.4 million, or 42.0%, to $8.2 million for the quarter ended June 30, 2018, from $5.8 million for the quarter ended June 30, 2017. The increase was primarily due to an increase of $2.2 million in interest expense on deposits. The increase in interest expense on deposits was attributed to an increase in the average balance of interest-bearing deposits of $231.3 million, or 9.9%, to $2.56 billion for the quarter ended June 30, 2018, from $2.32 billion for the quarter ended June 30, 2017, and a 28 basis point increase in the cost of interest-bearing deposits.
Net Interest Income. Net interest income for the quarter ended June 30, 2018, increased $861,000, or 3.2%, primarily due to a $276.9 million, or 7.6%, increase in our average interest-earning assets, partially offset by a 12 basis point decrease in our net interest margin to 2.85% from 2.97% for the quarter ended June 30, 2017. The increase in average interest-earning assets was due to increases in average loans outstanding of $132.0 million, average mortgage-backed securities of $93.3 million, and average other securities of $65.6 million, partially offset by decreases of $12.9 million in average interest-earning deposits in financial institutions and $1.1 million in average FHLBNY stock. The increase in average loans was primarily due to originated loan growth. Yields earned on interest-earning assets increased eight basis points to 3.69% for the quarter ended June 30, 2018, from 3.61% for the quarter ended June 30, 2017, driven by higher yields on all asset classes. The cost of interest-bearing liabilities increased 26 basis points to 1.08% for the current quarter as compared to 0.82% for the comparable prior year quarter due to higher rates across all interest-bearing deposits and borrowed funds attributable to the rising rate environment.

Provision for Loan Losses. The provision for loan losses increased by $159,000 to $670,000 for the quarter ended June 30, 2018, from $511,000 for the quarter ended June 30, 2017, primarily due to originated loan growth, partially offset by improving asset quality trends, including a decrease in criticized loans, and an improvement in historical loss rates. Net recoveries were $40,000 for the quarter ended June 30, 2018, compared to net charge-offs of $190,000 for the quarter ended June 30, 2017.

Non-interest Income. Non-interest income remained level at $2.4 million for both quarters ended June 30, 2018 and June 30, 2017.

Non-interest Expense. Non-interest expense increased $422,000, or 2.5%, to $17.0 million for the quarter ended June 30, 2018, from $16.6 million for the quarter ended June 30, 2017. The increase was due primarily to increases of $496,000 in other expense, primarily due to higher advertising expense and higher directors' fees and equity award expense; $314,000 in professional fees; and $254,000 in occupancy costs, primarily due to higher rent expense attributable to a new branch office and expanded space in our corporate offices. Partially offsetting these increases was a decrease of $653,000 in employee compensation and benefits.

Income Tax Expense. The Company recorded income tax expense of $1.9 million for the quarter ended June 30, 2018, compared to $3.8 million for the quarter ended June 30, 2017. The effective tax rate for the quarter ended June 30, 2018, was 15.1% compared to 31.2% for the quarter ended June 30, 2017, reflecting the reduction of the federal statutory corporate tax rate to 21% from 35%, and higher excess tax benefits of $1.3 million for the current quarter as compared to $593,000 for the comparable prior year quarter.

The following table sets forth average balances, average yields and costs, and certain other information for the periods indicated.

	ANALYSIS OF NET INTEREST INCOME (Dollars in thousands)
	For the Three Months Ended
	June 30, 2018			June 30, 2017
	Average Outstanding Balance	Interest	Average Yield/ Rate (1)	Average Outstanding Balance	Interest	Average Yield/ Rate (1)
Interest-earning assets:
Loans (2)	$3,173,787	$31,456	3.98%	$3,041,774	$29,653	3.91%
Mortgage-backed securities (3)	522,009	3,068	2.36	428,757	2,260	2.11
Other securities (3)	126,823	821	2.60	61,202	283	1.85
Federal Home Loan Bank of New York stock	25,487	398	6.26	26,600	325	4.90
Interest-earning deposits in financial institutions	57,061	192	1.35	69,928	139	0.80
Total interest-earning assets	3,905,167	35,935	3.69	3,628,261	32,660	3.61
Non-interest-earning assets	238,225			282,492
Total assets	$4,143,392			$3,910,753

Interest-bearing liabilities:
Savings, NOW, and money market accounts	$1,655,819	$2,312	0.56%	$1,731,451	$2,079	0.48%
Certificates of deposit	900,437	3,738	1.67	593,492	1,820	1.23
Total interest-bearing deposits	2,556,256	6,050	0.95	2,324,943	3,899	0.67
Borrowed funds	475,067	2,115	1.79	495,656	1,852	1.50
Total interest-bearing liabilities	3,031,323	8,165	1.08	2,820,599	5,751	0.82
Non-interest bearing deposits	414,792			382,353
Accrued expenses and other liabilities	50,589			71,853
Total liabilities	3,496,704			3,274,805
Stockholders' equity	646,688			635,948
Total liabilities and stockholders' equity	$4,143,392			$3,910,753

Net interest income		$27,770			$26,909
Net interest rate spread (4)			2.61%			2.79%
Net interest-earning assets (5)	$873,844			$807,662
Net interest margin (6)			2.85%			2.97%
Average interest-earning assets to interest-bearing liabilities			128.83%			128.63%

(1)	Average yields and rates are annualized.
(2)	Includes non-accruing loans.
(3)	Securities available-for-sale are reported at amortized cost.
(4)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(5)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(6)	Net interest margin represents net interest income divided by average total interest-earning assets.

Asset Quality

Purchased Credit Impaired Loans

PCI loans are recorded at estimated fair value using discounted expected future cash flows deemed to be collectible on the date acquired. Based on its detailed review of PCI loans and experience in loan workouts, management believes it has a reasonable expectation about the amount and timing of future cash flows and accordingly has classified PCI loans ($21.3 million at June 30, 2018 and $22.7 million at December 31, 2017) as accruing, even though they may be contractually past due. At June 30, 2018, 7.1% of PCI loans were past due 30 to 89 days, and 24.1% were past due 90 days or more, as compared to 10.8% and 17.1%, respectively, at December 31, 2017.

Originated and Acquired loans

The following table details total originated and acquired (including held-for-sale, but excluding PCI) non-accruing loans, non-performing loans, non-performing assets, troubled debt restructurings (TDRs) on which interest is accruing, and accruing loans 30 to 89 days delinquent at June 30, 2018, and December 31, 2017 (dollars in thousands):

	June 30, 2018	December 31, 2017
Non-accrual loans:
Held-for-investment
Real estate loans:
Commercial	$4,620	$4,087
One-to-four family residential	964	774
Multifamily	568	417
Home equity and lines of credit	154	156
Commercial and industrial	72	74
Total non-accrual loans	6,378	5,508
Loans delinquent 90 days or more and still accruing:
Held-for-investment
Real estate loans:
One-to-four family residential	—	27
Other	—	1
Total loans delinquent 90 days or more and still accruing	—	28
Total non-performing loans	6,378	5,536
Other real estate owned	850	850
Total non-performing assets	$7,228	$6,386
Non-performing loans to total loans	0.20%	0.18%
Non-performing assets to total assets	0.17%	0.16%
Loans subject to restructuring agreements and still accruing	$16,758	$18,003
Accruing loans 30 to 89 days delinquent	$14,552	$12,044

The increase in non-accrual loans was primarily attributable to three previously acquired loans from Hopewell Valley Community Bank being placed on non-accrual status during the second quarter of 2018. The loans are well-secured and in the process of collection and no impairment reserve was considered necessary at June 30, 2018.

Accruing Loans 30 to 89 Days Delinquent

Loans 30 to 89 days delinquent and on accrual status totaled $14.6 million and $12.0 million at June 30, 2018, and December 31, 2017, respectively. The following table sets forth delinquencies for accruing loans by type and by amount at June 30, 2018, and December 31, 2017 (dollars in thousands):

	June 30, 2018	December 31, 2017
Held-for-investment
Real estate loans:
Commercial(1)	$6,633	$4,347
One-to-four family residential	6,154	4,162
Multifamily	1,596	3,298
Construction and land	2	6
Home equity and lines of credit	114	—
Commercial and industrial loans	44	202
Other loans	9	29
Total delinquent accruing loans	$14,552	$12,044
(1) Included in commercial real estate loans 30 to 89 days delinquent at June 30, 2018, is a loan with a balance of $3.8 million which was partially paid off in July 2018 from sales of properties collateralizing the loan, with the remaining balance brought current.

Loans Subject to TDR Agreements

Included in non-accruing loans are loans subject to TDR agreements totaling $517,000 and $251,000 at June 30, 2018, and December 31, 2017, respectively. At June 30, 2018, $276,000, or 53.4%, of the non-accruing TDRs were not performing in accordance with their restructured terms, comprised of two separate relationships. The loans are adequately collateralized by real estate with an aggregate appraised value of $825,000. At December 31, 2017, the $251,000 non-accruing TDR was comprised of one loan collateralized by real estate with an appraised value of $629,000.

The Company also holds loans subject to restructuring agreements that are on accrual status totaling $16.8 million and $18.0 million at June 30, 2018, and December 31, 2017, respectively. At June 30, 2018, and December 31, 2017, all of the accruing TDR loans were performing in accordance with their restructured terms. Generally, types of concessions that we make to troubled borrowers include both temporary and permanent reductions to interest rates, extension of payment terms, and, to a lesser extent, forgiveness of principal and interest.

The following table details the amounts and categories of the loans subject to restructuring agreements by loan type as of June 30, 2018, and December 31, 2017 (in thousands):

	June 30, 2018		December 31, 2017
	Non-Accruing	Accruing	Non-Accruing	Accruing
TDRs:
Real estate loans:
Commercial	$—	$12,986	$—	$13,272
One-to-four family residential	365	2,374	251	3,135
Multifamily	152	1,253	—	1,440
Home equity and lines of credit	—	65	—	69
Commercial and industrial loans	—	80	—	87
	$517	$16,758	$251	$18,003

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
The Bank's primary sources of funds are deposits, principal and interest payments on loans and securities, borrowed funds, the proceeds from maturing securities and short-term investments, and to a lesser extent, proceeds from the sales of loans and securities and wholesale borrowings. The scheduled amortization of loans and securities, as well as proceeds from borrowed funds, are predictable sources of funds. Other funding sources, however, such as deposit inflows and loan prepayments are greatly influenced by market interest rates, economic conditions, and competition. The Bank is a member of the FHLBNY, which provides an additional source of short-term and long-term funding. The Bank also has short-term borrowing capabilities with the Federal Reserve Bank of New York. The Bank’s borrowed funds, excluding capitalized lease obligations and floating rate advances, were $475.6 million at June 30, 2018, and had a weighted average interest rate of 1.85%. A total of $135.6 million of these borrowings will mature in less than one year. Borrowed funds, excluding capitalized lease obligations, floating rate advances, and overnight line of credit, were $466.2 million at December 31, 2017. The Bank has the ability to obtain additional funding from the FHLB and Federal Reserve Bank of New York's discount window of approximately $1.04 billion utilizing unencumbered securities of $321.4 million and loans of $722.5 million at June 30, 2018. The Bank expects to have sufficient funds available to meet current commitments in the normal course of business.

Northfield Bancorp, Inc. (standalone) is a separate legal entity from the Bank and must provide for its own liquidity to pay dividends, repurchase its stock, and for other corporate purposes. Northfield Bancorp, Inc.'s primary source of liquidity is dividend payments from the Bank. At June 30, 2018, Northfield Bancorp, Inc. (standalone) had liquid assets of $15.8 million.

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
As a result of the recently enacted Economic Growth, Regulatory Relief, and Consumer Protection Act, the federal banking agencies are required to develop a “Community Bank Leverage Ratio” (the ratio of a bank’s tangible equity capital to average total consolidated assets) for financial institutions with assets of less than $10 billion.  A “qualifying community bank” that exceeds this ratio will be deemed to be in compliance with all other capital and leverage requirements, including the capital requirements to be considered “well capitalized” under Prompt Corrective Action statutes.  The federal banking agencies may consider a financial institution’s risk profile when evaluating whether it qualifies as a community bank for purposes of the capital ratio requirement. The federal banking agencies must set the minimum capital for the new Community Bank Leverage Ratio at not less than 8% and not more than 10%.  A financial institution can elect to be subject to this new definition.

At June 30, 2018, and December 31, 2017, as set forth in the following table, both the Bank and Northfield Bancorp, Inc. exceeded all of the regulatory capital requirements to which they were subject at such dates.

	Northfield Bank	Northfield Bancorp, Inc.	For Capital Adequacy Purposes (1)	For Well Capitalized Under Prompt Corrective Action Provisions
As of June 30, 2018:
Common equity Tier 1 capital (to risk-weighted assets)	16.48%	17.62%	6.375%	6.50%
Tier 1 leverage	14.16%	15.15%	4.000%	5.00%
Tier I capital (to risk-weighted assets)	16.48%	17.62%	7.875%	8.00%
Total capital (to risk-weighted assets)	17.26%	18.40%	9.875%	10.00%
As of December 31, 2017:
Common equity Tier 1 capital (to risk-weighted assets)	16.70%	18.02%	5.750%	6.50%
Tier 1 leverage	14.15%	15.27%	4.000%	5.00%
Tier I capital (to risk-weighted assets)	16.70%	18.02%	7.250%	8.00%
Total capital (to risk-weighted assets)	17.49%	18.81%	9.250%	10.00%

(1) Includes capital conservation buffer at June 30 2018, and December 31, 2017.
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
The following table shows the contractual obligations of the Company by expected payment period as of June 30, 2018 (in thousands):

Contractual Obligations	Total	Less than One Year(1)	One to less than Three Years	Three to less than Five Years	More than Five Years
Debt obligations (excluding capitalized leases)	$524,160	$184,160	$221,725	$105,775	$12,500
Commitments to originate loans	97,917	97,917	—	—	—
Commitments to fund unused lines of credit	103,600	103,600	—	—	—

(1) Includes $5.1 million of floating rate advances and $43.5 million overnight line of credit.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Management of Market Risk
General.  A majority of our assets and liabilities are monetary in nature. Consequently, our most significant form of market risk is interest rate risk. Our assets, consisting primarily of mortgage-related securities and loans, generally have longer maturities than our liabilities, which consist primarily of deposits and wholesale borrowings. As a result, a principal part of our business strategy involves managing interest rate risk and limiting the exposure of our net interest income to changes in market interest rates. Accordingly, our board of directors has established a Management Asset-Liability Committee (“MALCO”), comprised of our SVP & Chief Investment Officer and Treasurer, who chairs this Committee, our President and Chief Executive Officer, our EVP & Chief Administrative Officer, EVP & Chief Financial Officer, EVP & Chief Lending Officer, EVP Operations, EVP & Director of Business Development and SVP & Director of Marketing, and other officers and staff as necessary or appropriate to manage interest rate risk. This committee is responsible for, among other things, evaluating the interest rate risk inherent in our assets and liabilities, for recommending to the risk management committee of our board of directors the level of risk that is appropriate given our business strategy, operating environment, capital, liquidity and performance objectives, and for managing this risk consistent with the guidelines approved by the board of directors.

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

The following tables set forth, as of June 30, 2018, and December 31, 2017, our calculation of the estimated changes in our NPV, NPV ratio, and percent change in net interest income that would result from the designated instantaneous and sustained changes in interest rates (dollars in thousands).  Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments and deposit repricing characteristics including decay rates, and correlations to movements in interest rates, and should not be relied on as indicative of actual results.

	NPV at June 30, 2018
Change in Interest Rates (basis points)	Estimated Present Value of Assets	Estimated Present Value of Liabilities	Estimated NPV	Estimated Change In NPV	Estimated Change in NPV %	Estimated NPV/Present Value of Assets Ratio	Next 12 Months Net Interest Income Percent Change	Months 13-24 Net Interest Income Percent Change
+400	$3,816,388	$3,091,386	$725,002	$(151,003)	(17.24)%	19.00%	(11.92)%	(4.93)%
+300	3,910,907	3,150,595	760,312	(115,693)	(13.21)	19.44	(8.85)	(3.57)
+200	4,013,791	3,212,257	801,534	(74,471)	(8.50)	19.97	(5.57)	(1.68)
+100	4,115,576	3,276,519	839,057	(36,948)	(4.22)	20.39	(2.64)	(0.54)
—	4,219,545	3,343,540	876,005	—	—	20.76	—	—
(100)	4,321,425	3,417,953	903,472	27,467	3.14	20.91	1.26	(0.01)
(200)	4,420,880	3,499,424	921,456	45,451	5.19	20.84	0.79	(0.27)

	NPV at December 31, 2017
Change in Interest Rates (basis points)	Estimated Present Value of Assets	Estimated Present Value of Liabilities	Estimated NPV	Estimated Change In NPV	Estimated Change in NPV %	Estimated NPV/Present Value of Assets Ratio	Next 12 Months Net Interest Income Percent Change	Months 13-24 Net Interest Income Percent Change
400	$3,637,558	$2,979,633	$657,925	$(171,778)	(20.70)%	18.09%	(10.35)%	(0.70)%
300	3,730,853	3,032,696	698,157	(131,546)	(15.85)	18.71	(7.59)	(0.37)
200	3,832,498	3,088,081	744,417	(85,286)	(10.28)	19.42	(4.67)	0.46
100	3,933,263	3,145,932	787,331	(42,372)	(5.11)	20.02	(2.20)	0.47
—	4,036,107	3,206,404	829,703	—	—	20.56	—	—
(100)	4,138,762	3,275,424	863,338	33,635	4.05	20.86	1.21	0.22
(200)	4,244,864	3,347,146	897,718	68,015	8.20	21.15	0.21	(0.56)

At June 30, 2018, in the event of a 200 basis point decrease in interest rates, we would experience a 5.19% increase in estimated net portfolio value and a 0.79% increase in net interest income in year one and a 0.27% decrease in net interest income in year two. In the event of a 400 basis point increase in interest rates, we would experience a 17.24% decrease in estimated net portfolio value and a 11.92% decrease in net interest income in year one and a 4.93% decrease in net interest income in year two. Our policies provide that, in the event of a 200 basis point decrease or less in interest rates, our net present value ratio should decrease by no more than 300 basis points and 10%, and in the event of a 400 basis point increase or less, our net present value should decrease by no more than 475 basis points and 35%. In the event of a 200 basis point decrease or less, our projected net interest income should decrease by no more than 10% in year one, and in the event of a 400 basis point increase or less, our projected net interest income should decrease by no more than 30% in year one and 22% in year two. However, when the federal funds rate is low and negative rate shocks do not produce meaningful results, management may temporarily suspend use of guidelines for negative interest rate shocks. At June 30, 2018, we were in compliance with all board approved policies with respect to interest rate risk management.

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

ITEM 4.    CONTROLS AND PROCEDURES
An evaluation was performed under the supervision and with the participation of the Company’s management, including the President and Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of June 30, 2018.  Based on that evaluation, the Company’s management, including the President and Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

During the three months ended June 30, 2018, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

ITEM 1.     LEGAL PROCEEDINGS
The Company and subsidiaries are subject to various legal actions arising in the normal course of business.  In the opinion of management, the resolution of these legal actions is not expected to have a material adverse effect on the Company’s consolidated financial condition or results of operations.

ITEM 1A.  RISK FACTORS
During the quarter ended June 30, 2018, there have been no material changes to the risk factors as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, as filed with the Securities and Exchange Commission.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	Unregistered Sale of Equity Securities. There were no sales of unregistered securities during the period covered by this report.

(b)	Use of Proceeds. Not applicable.

(c)	Repurchases of Our Equity Securities.
The Company did not repurchase any of its common stock during the three months ended June 30, 2018. The previously adopted repurchase program permitted $185.0 million shares of common stock to be repurchased in open market or private transactions, through block trades, and pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities and Exchange Commission. There were no shares remaining to be purchased at June 30, 2018.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES
None

ITEM 4.     MINE SAFETY DISCLOSURES
Not applicable

ITEM 5.     OTHER INFORMATION
None

ITEM 6.      EXHIBITS
The following exhibits required by Item 601 of Regulation S-K are included with this Quarterly Report on Form 10-Q.

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
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Statements of Changes in Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTHFIELD BANCORP, INC.
(Registrant)

Date: August 9, 2018

/s/ Steven M. Klein
Steven M. Klein
President and Chief Executive Officer

/s/ William R. Jacobs
William R. Jacobs
Chief Financial Officer
(Principal Financial and Accounting Officer)