Form 10-Q
period 2018-09-30
Northfield Bancorp, Inc.
filed 2018-11-09
CIK 1493225

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for shorter period that the registrant was required to submit such files).  Yes ☒    No ☐.

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
49,542,865 shares of Common Stock, par value $0.01 per share, were issued and outstanding as of October 31, 2018.

NORTHFIELD BANCORP, INC.
Form 10-Q Quarterly Report

PART I
ITEM 1.        FINANCIAL STATEMENTS

NORTHFIELD BANCORP, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited) (In thousands, except share amounts)

	September 30, 2018	December 31, 2017
ASSETS:
Cash and due from banks	$13,332	$17,446
Interest-bearing deposits in other financial institutions	45,403	40,393
Total cash and cash equivalents	58,735	57,839
Trading securities	10,670	9,597
Debt securities available-for-sale, at estimated fair value	740,518	513,782
Debt securities held-to-maturity, at amortized cost	9,560	9,931
(estimated fair value of $9,186 at September 30, 2018, and $9,892 at December 31, 2017)
Equity securities	1,183	1,339
Originated loans held-for-investment, net	2,597,816	2,425,275
Loans acquired	588,517	692,803
Purchased credit-impaired (“PCI”) loans held-for-investment	20,535	22,741
Loans held-for-investment, net	3,206,868	3,140,819
Allowance for loan losses	(27,687)	(26,160)
Net loans held-for-investment	3,179,181	3,114,659
Accrued interest receivable	11,984	10,713
Bank owned life insurance	153,218	150,604
Federal Home Loan Bank of New York stock, at cost	23,960	25,046
Premises and equipment, net	25,229	25,746
Goodwill	38,411	38,411
Other real estate owned	—	850
Other assets	33,766	32,900
Total assets	$4,286,415	$3,991,417

LIABILITIES AND STOCKHOLDERS’ EQUITY:
LIABILITIES:
Deposits	$3,141,268	$2,836,979
Borrowed funds	441,191	471,549
Advance payments by borrowers for taxes and insurance	16,999	14,798
Accrued expenses and other liabilities	32,537	29,214
Total liabilities	3,631,995	3,352,540
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value; 25,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value: 150,000,000 shares authorized, 60,933,707 shares issued at
September 30, 2018 and December 31, 2017, 49,534,744 and 48,803,885 outstanding at September 30, 2018, and December 31, 2017, respectively	609	609
Additional paid-in-capital	545,739	548,864
Unallocated common stock held by employee stock ownership plan	(21,479)	(22,244)
Retained earnings	297,289	281,138
Accumulated other comprehensive loss	(13,579)	(5,451)
Treasury stock at cost; 11,398,963 and 12,129,822 shares at September 30, 2018, and December 31, 2017, respectively	(154,159)	(164,039)
Total stockholders’ equity	654,420	638,877
Total liabilities and stockholders’ equity	$4,286,415	$3,991,417

See accompanying notes to unaudited consolidated financial statements.

NORTHFIELD BANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited) (In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Interest income:
Loans	$32,443	$30,424	$94,686	$89,085
Mortgage-backed securities	3,475	2,175	9,269	6,791
Other securities	1,104	370	2,427	905
Federal Home Loan Bank of New York dividends	428	365	1,240	1,061
Deposits in other financial institutions	277	191	722	412
Total interest income	37,727	33,525	108,344	98,254
Interest expense:
Deposits	7,593	4,168	18,854	11,687
Borrowings	2,210	2,005	6,252	5,629
Total interest expense	9,803	6,173	25,106	17,316
Net interest income	27,924	27,352	83,238	80,938
Provision for loan losses	1,304	488	2,008	1,371
Net interest income after provision for loan losses	26,620	26,864	81,230	79,567
Non-interest income:
Fees and service charges for customer services	1,241	1,238	3,602	3,563
Income on bank owned life insurance	919	970	2,787	4,438
Gains on securities transactions, net	419	337	892	1,001
Other	58	70	205	197
Total non-interest income	2,637	2,615	7,486	9,199
Non-interest expense:
Compensation and employee benefits	9,443	9,593	27,681	29,339
Occupancy	3,015	2,807	9,061	8,460
Furniture and equipment	239	279	747	871
Data processing	1,153	1,155	3,527	3,436
Professional fees	886	569	2,558	2,034
FDIC insurance	241	279	812	795
Other	2,123	2,146	6,880	6,055
Total non-interest expense	17,100	16,828	51,266	50,990
Income before income tax expense	12,157	12,651	37,450	37,776
Income tax expense	3,081	4,525	7,318	11,292
Net income	$9,076	$8,126	$30,132	$26,484
Net income per common share:
Basic	$0.19	$0.18	$0.65	$0.59
Diluted	$0.19	$0.17	$0.64	$0.57

See accompanying notes to unaudited consolidated financial statements.

NORTHFIELD BANCORP, INC. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME - (Continued) (Unaudited) (In thousands)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net Income	$9,076	$8,126	$30,132	$26,484
Other comprehensive (loss) income:
Unrealized (losses) gains on debt securities:
Net unrealized holding (losses) gains on debt securities	(2,674)	(4)	(11,117)	3,082
Less: reclassification adjustment for net (gains) losses included in net income (included in gains on securities transactions, net)	(7)	—	(178)	4
Net unrealized (losses) gains	(2,681)	(4)	(11,295)	3,086
Amortization related to post retirement benefit obligation	—	27	—	81
Other comprehensive (loss) income, before tax	(2,681)	23	(11,295)	3,167
Income tax benefit (expense) related to net unrealized holding (losses) gains on debt securities	748	1	3,117	(1,234)
Income tax benefit (expense) related to reclassification adjustment for (losses) gains included in net income	2	—	50	(2)
Income tax expense related to post retirement benefit adjustment	—	(11)	—	(33)
Other comprehensive (loss) income, net of tax	(1,931)	13	(8,128)	1,898
Comprehensive income	$7,145	$8,139	$22,004	$28,382

See accompanying notes to unaudited consolidated financial statements.

NORTHFIELD BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Nine Months Ended September 30, 2018 and 2017
(Unaudited) (In thousands, except share data)

	Common Stock
	Shares Outstanding	Par Value	Additional Paid-in Capital	Unallocated Common Stock Held by the Employee Stock Ownership Plan	Retained Earnings	Accumulated Other Comprehensive Income (loss) Net of tax	Treasury Stock	Total Stockholders' Equity
Balance at December 31, 2016	48,526,658	$609	$547,910	$(23,466)	$268,226	$(4,332)	$(167,751)	$621,196
Net income					26,484			26,484
Other comprehensive income, net of tax						1,898		1,898
Cumulative effect of change in accounting principle - adoption of ASU No. 2016-09			(2,898)		2,898			—
ESOP shares allocated or committed to be released			869	771				1,640
Stock compensation expense			4,765					4,765
Net issuance of restricted stock	19,180		(261)				261	—
Exercise of stock options, net	334,934		(4,430)				4,530	100
Cash dividends declared and paid ($0.24 per common share)					(11,034)			(11,034)
Balance at September 30, 2017	48,880,772	$609	$545,955	$(22,695)	$286,574	$(2,434)	$(162,960)	$645,049

Balance at December 31, 2017	48,803,885	$609	$548,864	$(22,244)	$281,138	$(5,451)	$(164,039)	$638,877
Net income					30,132			30,132
Other comprehensive loss, net of tax						(8,128)		(8,128)
ESOP shares allocated or committed to be released			755	765				1,520
Stock compensation expense			4,087					4,087
Net issuance of restricted stock	10,040		(133)				133	—
Exercise of stock options, net	721,145		(7,834)				9,752	1,918
Cash dividends declared and paid ($0.30 per common share)					(13,981)			(13,981)
Repurchase of treasury stock (average cost of $16.85 per share)	(326)						(5)	(5)
Balance at September 30, 2018	49,534,744	$609	$545,739	$(21,479)	$297,289	$(13,579)	$(154,159)	$654,420

See accompanying notes to unaudited consolidated financial statements.

NORTHFIELD BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (In thousands)

	Nine Months Ended September 30,
	2018	2017

Net income	$30,132	$26,484
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	2,008	1,371
ESOP and stock compensation expense	5,607	6,405
Depreciation	2,261	2,449
Amortization of premiums, and deferred loan costs, net of (accretion) of discounts, and deferred loan fees	1,798	1,551
Amortization of intangible assets	247	292
Income on bank owned life insurance	(2,787)	(4,438)
Proceeds from sale of loans held-for-sale	—	494
Gains on securities transactions, net	(892)	(1,001)
Net purchases of trading securities	(359)	(363)
Increase in accrued interest receivable	(1,271)	(535)
Decrease in other assets	2,052	3,069
Increase (decrease) in accrued expenses and other liabilities	3,323	(1,352)
Net cash provided by operating activities	42,119	34,426
Cash flows from investing activities:
Net increase in loans receivable	(29,891)	(107,567)
Purchase of loans	(37,593)	(59,087)
Purchases of Federal Home Loan Bank of New York stock	(14,956)	(16,640)
Redemptions of Federal Home Loan Bank of New York stock	16,042	11,992
Purchases of debt securities available-for-sale	(359,265)	(67,053)
Principal payments and maturities on debt securities available-for-sale	88,630	84,882
Principal payments and maturities on debt securities held-to-maturity	352	152
Proceeds from sale of debt securities available-for-sale	32,115	967
Proceeds from bank owned life insurance	173	2,828
Proceeds from sale of other real estate owned	850	—
Purchases and improvements of premises and equipment	(1,744)	(1,043)
Net cash used in investing activities	(305,287)	(150,569)
Cash flows from financing activities:
Net increase in deposits	304,289	21,815
Dividends paid	(13,981)	(11,034)
Exercise of stock options	1,918	100
Purchase of treasury stock	(5)	—
Increase in advance payments by borrowers for taxes and insurance	2,201	1,934
Repayments under capital lease obligations	(188)	(166)
Proceeds from securities sold under agreements to repurchase and other borrowings	397,465	331,653
Repayments related to securities sold under agreements to repurchase and other borrowings	(427,635)	(221,003)
Net cash provided by financing activities	264,064	123,299
Net increase in cash and cash equivalents	896	7,156
Cash and cash equivalents at beginning of period	57,839	96,085
Cash and cash equivalents at end of period	$58,735	$103,241

See accompanying notes to unaudited consolidated financial statements.

NORTHFIELD BANCORP, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued) (Unaudited) (In thousands)
	Nine Months Ended September 30,
	2018	2017
Supplemental cash flow information:
Cash paid during the period for:
Interest	$24,699	$17,052
Income taxes	7,767	5,500
Non-cash transactions:
Loans charge-offs/(recoveries), net	481	(133)
Transfer of originated loans held-for-investment to loans held-for-sale at fair value	—	2,009

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

In the opinion of management, all adjustments (consisting solely of normal and recurring adjustments) necessary for the fair presentation of the consolidated financial condition and the consolidated results of operations for the unaudited periods presented have been included. The results of operations and other data presented for the three and nine months ended September 30, 2018, are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2018 or for any other period. Whenever necessary, certain prior year amounts are reclassified to conform to the current year presentation.
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

Note 2 – Debt Securities Available-for-Sale
The following is a comparative summary of mortgage-backed and other debt securities available-for-sale at September 30, 2018, and December 31, 2017 (in thousands):

	September 30, 2018
		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
	cost	gains	losses	value
Mortgage-backed securities:
Pass-through certificates:
Government sponsored enterprises (GSE)	$305,272	$383	$6,184	$299,471
Real estate mortgage investment conduits (REMICs):
GSE	269,374	39	12,231	257,182
Non-GSE	61	—	1	60
	574,707	422	18,416	556,713
Other debt securities:
Municipal bonds	276	2	—	278
Corporate bonds	184,219	352	1,044	183,527
	184,495	354	1,044	183,805
Total debt securities available-for-sale	$759,202	$776	$19,460	$740,518

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

	December 31, 2017
		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
	cost	gains	losses	value
Mortgage-backed securities:
Pass-through certificates:
GSE	$179,320	$1,429	$2,454	$178,295
REMICs:
GSE	273,501	287	6,859	266,929
Non-GSE	80	—	1	79
	452,901	1,716	9,314	445,303
Other debt securities:
Municipal bonds	343	6	—	349
Corporate bonds	67,927	401	198	68,130
	68,270	407	198	68,479
Total debt securities available-for-sale	$521,171	$2,123	$9,512	$513,782

The following is a summary of the expected maturity distribution of debt securities available-for-sale, other than mortgage-backed securities, at September 30, 2018 (in thousands):

Available-for-sale	Amortized cost	Estimated fair value
Due in one year or less	$24,830	$24,703
Due after one year through five years	149,773	149,190
Due after five years through ten years	9,892	9,912
	$184,495	$183,805
 Contractual maturities for mortgage-backed securities are not included above, as expected maturities on mortgage-backed securities may differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without penalties.

Certain securities available-for-sale are pledged or encumbered to secure borrowings under Pledge Agreements and Repurchase Agreements and for other purposes required by law.  At September 30, 2018, the fair value of securities available-for-sale that were pledged to secure borrowings and deposits was $537.1 million.

For the three and nine months ended September 30, 2018, the Company had gross proceeds of $2.5 million and $32.1 million, respectively, on sales of debt securities available-for-sale, with gross realized gains of $7,000 and $183,000 and gross realized losses of $0 and $5,000. There were no sales of securities available-for-sale for the three months ended September 30, 2017. For the nine months ended September 30, 2017, the Company had gross proceeds of $967,000 on sales of debt securities available-for-sale, with no gross realized gains and gross realized losses of $4,000. The Company recognized net gains of $412,000 and $714,000 on its trading securities portfolio during the three and nine months ended September 30, 2018, respectively. The Company recognized net gains of $337,000 and $1.0 million, on its trading securities portfolio during the three and nine months ended September 30, 2017, respectively.

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

Gross unrealized losses on mortgage-backed and other debt securities available-for-sale, and the estimated fair value of the related securities, aggregated by security category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2018, and December 31, 2017, were as follows (in thousands):

	September 30, 2018
	Less than 12 months		12 months or more		Total
	Unrealized	Estimated	Unrealized	Estimated	Unrealized	Estimated
	losses	fair value	losses	fair value	losses	fair value
Mortgage-backed securities:
Pass-through certificates:
GSE	$2,698	$185,891	$3,486	$65,491	$6,184	$251,382
REMICs:
GSE	7,667	172,671	4,564	78,771	12,231	251,442
Non-GSE	—	—	1	60	1	60
Other debt securities:
Corporate bonds	688	105,996	356	14,805	1,044	120,801
Total	$11,053	$464,558	$8,407	$159,127	$19,460	$623,685

	December 31, 2017
	Less than 12 months		12 months or more		Total
	Unrealized	Estimated	Unrealized	Estimated	Unrealized	Estimated
	losses	fair value	losses	fair value	losses	fair value
Mortgage-backed securities:
Pass-through certificates:
GSE	$439	$48,931	$2,015	$76,113	$2,454	$125,044
REMICs:
GSE	933	103,644	5,926	139,830	6,859	243,474
Non-GSE	—	—	1	79	1	79
Other debt securities:
Corporate bonds	61	11,006	137	15,084	198	26,090
Total	$1,433	$163,581	$8,079	$231,106	$9,512	$394,687

The Company held 32 pass-through mortgage-backed securities issued or guaranteed by GSEs, 18 REMIC mortgage-backed securities issued or guaranteed by GSEs, one REMIC mortgage-backed security not issued or guaranteed by a GSE, and three corporate bonds that were in a continuous unrealized loss position of twelve months or greater at September 30, 2018. There were 47 pass-through mortgage-backed securities issued or guaranteed by GSEs, 40 REMIC mortgage-backed securities issued or guaranteed by a GSE, and 15 corporate bonds that were in an unrealized loss position of less than twelve months at September 30, 2018. All securities referred to above, other than one corporate security with a fair value of $5.0 million and an unrealized loss of $17,000, were rated investment grade at September 30, 2018.  Management evaluated these securities and concluded that the declines in value relate to the general interest rate environment and are considered temporary. The securities cannot be prepaid in a manner that would result in the Company not receiving substantially all of its amortized cost. The Company neither has an intent to sell, nor is it more likely than not that the Company will be required to sell, the securities before the recovery of their amortized cost basis or, if necessary, maturity.

The fair values of our investment securities could decline in the future if the underlying performance of the collateral for the collateralized mortgage obligations or other securities deteriorates and our credit enhancement levels do not provide sufficient protections to our contractual principal and interest, which may result in other-than-temporary impairment in the future. The Company did not recognize any other-than-temporary impairment charges during the three and nine months ended September 30, 2018, or September 30, 2017.

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

Note 3 – Debt Securities Held-to-Maturity
The following is a summary of debt securities held-to-maturity at September 30, 2018, and December 31, 2017 (in thousands):

	September 30, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Mortgage-backed securities:
Pass-through certificates:
GSEs	$9,560	$—	$374	$9,186
Total securities held-to-maturity	$9,560	$—	$374	$9,186

	December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Mortgage-backed securities:
Pass-through certificates:
GSEs	$9,931	$17	$56	$9,892
Total securities held-to-maturity	$9,931	$17	$56	$9,892

Contractual maturities for mortgage-backed securities are not presented, as expected maturities on mortgage‑backed securities may differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without penalties. There were no sales of held-to-maturity securities for the three and nine months ended September 30, 2018, or September 30, 2017.

At September 30, 2018, debt securities held-to-maturity with a carrying value of $7.0 million were pledged to secure borrowings and deposits.

Gross unrealized losses on mortgage-backed securities held-to-maturity, and the estimated fair value of the related securities, aggregated by security category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2018 and December 31, 2017, were as follows (in thousands):

	September 30, 2018
	Less than 12 months		12 months or more		Total
	Unrealized losses	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses	Estimated fair value
Mortgage-backed securities:
Pass-through certificates:
GSEs	$194	$5,643	$180	$3,543	$374	$9,186
Total securities held-to-maturity	$194	$5,643	$180	$3,543	$374	$9,186

	December 31, 2017
	Less than 12 months		12 months or more		Total
	Unrealized losses	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses	Estimated fair value
Mortgage-backed securities:
Pass-through certificates:
GSEs	$7	$3,922	$49	$3,735	$56	$7,657
Total securities held-to-maturity	$7	$3,922	$49	$3,735	$56	$7,657

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

The Company held two pass-through mortgage-backed securities held-to-maturity, issued or guaranteed by GSEs that were in a continuous unrealized loss position of greater than twelve months at September 30, 2018, and four pass-through mortgage-backed securities held-to-maturity, issued or guaranteed by GSEs that were in a continuous unrealized loss position of less than twelve months at September 30, 2018. Management evaluated these securities and concluded that the declines in value relate to the general interest rate environment and are considered temporary. The securities cannot be prepaid in a manner that would result in the Company not receiving substantially all of its amortized cost. The Company neither has an intent to sell, nor is it more likely than not that the Company will be required to sell, the securities before the recovery of their amortized cost basis or, if necessary, maturity.

The fair values of our investment securities could decline in the future if the underlying performance of the collateral for the collateralized mortgage obligations or other securities deteriorates and our credit enhancement levels do not provide sufficient protections to our contractual principal and interest.  As a result, there is a risk that significant other-than-temporary impairments may occur in the future given the current economic environment. The Company did not recognize any other-than-temporary impairment charges in earnings on securities held-to-maturity during the three and nine months ended September 30, 2018, or September 30, 2017.
Note 4 – Equity Securities
At September 30, 2018 and December 31, 2017, equity securities totaled $1.2 million and $1.3 million, respectively. Equity securities consist of money market mutual funds, recorded at fair value of $148,000 and $323,000, at September 30, 2018 and December 31, 2017, respectively, and an investment in a private Small Business Administration (“SBA”) Loan Fund recorded at net asset value of $1.0 million at both September 30, 2018, and December 31, 2017. As the SBA Loan Fund operates as a private fund, its shares are not publicly traded and therefore have no readily determinable market value. The investment in the fund is recorded at net asset value as a practical expedient for reporting fair market value. Upon adoption of Accounting Standards Update (“ASU”) No. 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities as of January 1, 2018, the Company reclassified its equity securities out of available-for-sale securities to equity securities on the consolidated balance sheets for all periods presented. For further details on ASU No. 2016-01 see Note 12 - “Recently Issued and Adopted Accounting Pronouncements.”

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

Note 5 – Loans

Net loans held-for-investment are as follows (in thousands):

	September 30,	December 31,
	2018	2017
Real estate loans:
Multifamily	$1,847,871	$1,735,712
Commercial mortgage	502,691	445,225
One-to-four family residential mortgage	92,533	100,942
Home equity and lines of credit	75,719	66,254
Construction and land	27,044	34,545
Total real estate loans	2,545,858	2,382,678
Commercial and industrial loans	43,755	34,828
Other loans	1,374	1,430
Total commercial and industrial and other loans	45,129	36,258
Deferred loan cost, net	6,829	6,339
Originated loans held-for-investment, net	2,597,816	2,425,275
PCI Loans	20,535	22,741
Loans acquired:
One-to-four family residential mortgage	243,586	275,053
Multifamily	153,408	199,149
Commercial mortgage	146,005	163,962
Home equity and lines of credit	18,279	20,455
Construction and land	13,556	17,201
Total acquired real estate loans	574,834	675,820
Commercial and industrial loans	13,668	16,946
Other loans	15	37
Total loans acquired, net	588,517	692,803
Loans held-for-investment, net	3,206,868	3,140,819
Allowance for loan losses	(27,687)	(26,160)
Net loans held-for-investment	$3,179,181	$3,114,659

There were no loans held-for-sale at September 30, 2018, or December 31, 2017.

PCI loans totaled $20.5 million at September 30, 2018, as compared to $22.7 million at December 31, 2017. The majority of the PCI loan balance is attributable to those loans acquired as part of a Federal Deposit Insurance Corporation-assisted transaction. The Company accounts for PCI loans utilizing U.S. GAAP applicable to loans acquired with deteriorated credit quality. At September 30, 2018, PCI loans consist of approximately 28% commercial real estate loans and 49% commercial and industrial loans, with the remaining balance in residential and home equity loans. At December 31, 2017, PCI loans consist of approximately 27% commercial real estate loans and 50% commercial and industrial loans, with the remaining balance in residential and home equity loans.

The following table details the accretion of interest income for PCI loans for the three and nine months ended September 30, 2018 and September 30, 2017 (in thousands):

	At or for the three months ended September 30,		At or for the nine months ended September 30,
	2018	2017	2018	2017
Balance at the beginning of period	$22,386	$21,442	$24,502	$24,215
Accretion into interest income	(1,025)	(1,361)	(3,141)	(4,134)
Balance at end of period	$21,361	$20,081	$21,361	$20,081

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

The following tables set forth activity in our allowance for loan losses, by loan type, as of and for the three and nine months ended September 30, 2018, and September 30, 2017 (in thousands):

	Three Months Ended September 30, 2018
	Real Estate
	Commercial	One-to-Four Family	Construction and Land	Multifamily	Home Equity and Lines of Credit	Commercial and Industrial	Other	Unallocated	Originated Loans Total	Purchased Credit-Impaired	Acquired Loans	Total
Allowance for loan losses:
Beginning balance	$5,718	$384	$438	$17,603	$279	$1,402	$107	$—	$25,931	$951	$—	$26,882
Charge-offs	(444)	—	—	—	—	(72)	(1)	—	(517)	—	—	(517)
Recoveries	12	—	—	—	—	—	—	—	12	—	6	18
Provisions (credit)	1,165	8	28	(323)	(39)	482	(11)	—	1,310	—	(6)	1,304
Ending balance	$6,451	$392	$466	$17,280	$240	$1,812	$95	$—	$26,736	$951	$—	$27,687

	Three Months Ended September 30, 2017
	Real Estate
	Commercial	One-to-Four Family	Construction and Land	Multifamily	Home Equity and Lines of Credit	Commercial and Industrial	Other	Unallocated	Originated Loans Total	Purchased Credit-Impaired	Acquired Loans	Total
Allowance for loan losses:
Beginning balance	$5,236	$550	$229	$16,636	$363	$1,532	$97	$—	$24,643	$896	$66	$25,605
Charge-offs	—	—	—	(6)	—	(73)	—	—	(79)	—	—	(79)
Recoveries	18	—	—	—	34	10	—	—	62	—	23	85
Provisions (credit)	(109)	(85)	475	507	(292)	69	(22)	—	543	—	(55)	488
Ending balance	$5,145	$465	$704	$17,137	$105	$1,538	$75	$—	$25,169	$896	$34	$26,099

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

	Nine Months Ended September 30, 2018
	Real Estate
	Commercial	One-to-Four Family	Construction and Land	Multifamily	Home Equity and Lines of Credit	Commercial and Industrial	Other	Unallocated	Originated Loans Total	Purchased Credit-Impaired	Acquired Loans	Total
Allowance for loan losses:
Beginning balance	$5,196	$503	$610	$17,374	$122	$1,273	$94	$—	$25,172	$951	$37	$26,160
Charge-offs	(447)	—	—	—	(60)	(72)	1	—	(578)	—	(1)	(579)
Recoveries	37	3	—	26	—	20	—	—	86	—	12	98
Provisions/(credit)	1,665	(114)	(144)	(120)	178	591	—	—	2,056	—	(48)	2,008
Ending balance	$6,451	$392	$466	$17,280	$240	$1,812	$95	$—	$26,736	$951	$—	$27,687

	Nine Months Ended September 30, 2017
	Real Estate
	Commercial	One-to-Four Family	Construction and Land	Multifamily	Home Equity and Lines of Credit	Commercial and Industrial	Other	Unallocated	Originated Loans Total	Purchased Credit-Impaired	Acquired Loans	Total
Allowance for loan losses:
Beginning balance	$5,432	$664	$172	$14,952	$588	$1,720	$96	$—	$23,624	$896	$75	$24,595
Charge-offs	(4)	—	—	(184)	(104)	(73)	—	—	(365)	—	(30)	(395)
Recoveries	52	—	—	278	97	74	—	—	501	—	27	528
Provisions/(credit)	(335)	(199)	532	2,091	(476)	(183)	(21)	—	1,409	—	(38)	1,371
Ending balance	$5,145	$465	$704	$17,137	$105	$1,538	$75	$—	$25,169	$896	$34	$26,099

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

The following tables detail the amount of loans receivable held-for-investment, net of deferred loan fees and costs, that are evaluated individually, and collectively, for impairment, and the related portion of the allowance for loan losses that is allocated to each loan portfolio segment, at September 30, 2018, and December 31, 2017 (in thousands):

	September 30, 2018
	Real Estate
	Commercial	One-to-Four Family	Construction and Land	Multifamily	Home Equity and Lines of Credit	Commercial and Industrial	Other	Originated Loans Total	Purchased Credit-Impaired	Acquired Loans	Total
Allowance for loan losses:
Ending balance: individually evaluated for impairment	$501	$19	$—	$—	$5	$4	$—	$529	$—	$—	$529
Ending balance: collectively evaluated for impairment	$5,950	$373	$466	$17,280	$235	$1,808	$95	$26,207	$951	$—	$27,158
Loans, net:
Ending balance	$503,225	$93,603	$27,112	$1,851,275	$77,375	$43,851	$1,375	$2,597,816	$20,535	$588,517	$3,206,868
Ending balance: individually evaluated for impairment	$16,220	$1,916	$—	$1,271	$63	$76	$—	$19,546	$—	$3,787	$23,333
Ending balance: collectively evaluated for impairment	$487,005	$91,687	$27,112	$1,850,004	$77,312	$43,775	$1,375	$2,578,270	$20,535	$584,730	$3,183,535

	December 31, 2017
	Real Estate
	Commercial	One-to-Four Family	Construction and Land	Multifamily	Home Equity and Lines of Credit	Commercial and Industrial	Other	Originated Loans Total	Purchased Credit-Impaired	Acquired Loans	Total
Allowance for loan losses:
Ending balance: individually evaluated for impairment	$—	$38	$—	$—	$4	$3	$—	$45	$—	$37	$82
Ending balance: collectively evaluated for impairment	$5,196	$465	$610	$17,374	$118	$1,270	$94	$25,127	$951	$—	$26,078
Loans, net:
Ending balance	$445,781	$101,650	$34,620	$1,739,220	$67,679	$34,893	$1,432	$2,425,275	$22,741	$692,803	$3,140,819
Ending balance: individually evaluated for impairment	$16,008	$1,996	$—	$1,310	$69	$159	$—	$19,542	$—	$1,543	$21,085
Ending balance: collectively evaluated for impairment	$429,773	$99,654	$34,620	$1,737,910	$67,610	$34,734	$1,432	$2,405,733	$22,741	$691,260	$3,119,734

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

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

The following tables detail the recorded investment of originated loans held-for-investment, net of deferred fees and costs, by loan type and credit quality indicator at September 30, 2018, and December 31, 2017 (in thousands):

	September 30, 2018
	Real Estate
	Multifamily		Commercial		One-to-Four Family		Construction and Land	Home Equity and Lines of Credit	Commercial and Industrial	Other	Total
	< 35% LTV	=> 35% LTV	< 35% LTV	=> 35% LTV	< 60% LTV	=> 60% LTV
Internal Risk Rating
Pass	$154,512	$1,694,833	$70,369	$420,158	$55,765	$35,183	$27,112	$77,134	$43,257	$1,375	$2,579,698
Special Mention	—	620	399	1,148	665	—	—	27	493	—	3,352
Substandard	—	1,310	—	11,151	1,422	568	—	214	101	—	14,766
Originated loans held-for-investment, net	$154,512	$1,696,763	$70,768	$432,457	$57,852	$35,751	$27,112	$77,375	$43,851	$1,375	$2,597,816

	December 31, 2017
	Real Estate
	Multifamily		Commercial		One-to-Four Family		Construction and Land	Home Equity and Lines of Credit	Commercial and Industrial	Other	Total
	< 35% LTV	=> 35% LTV	< 35% LTV	=> 35% LTV	< 60% LTV	=> 60% LTV
Internal Risk Rating
Pass	$131,792	$1,603,947	$84,620	$346,857	$60,400	$38,504	$34,620	$67,426	$34,141	$1,432	$2,403,739
Special Mention	—	1,897	410	2,170	683	—	—	28	571	—	5,759
Substandard	—	1,584	—	11,724	1,470	593	—	225	181	—	15,777
Originated loans held-for-investment, net	$131,792	$1,607,428	$85,030	$360,751	$62,553	$39,097	$34,620	$67,679	$34,893	$1,432	$2,425,275

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

Included in loans receivable (including loans held-for-sale) are loans for which the accrual of interest income has been discontinued due to deterioration in the financial condition of the borrowers. The recorded investment of these non-accrual loans was $10.0 million and $5.5 million at September 30, 2018, and December 31, 2017, respectively. Generally, loans are placed on non-accrual status when they become 90 days or more delinquent, or sooner if considered appropriate by management, and remain on non-accrual status until they are brought current, have six consecutive months of performance under the loan terms, and factors indicating reasonable doubt about the timely collection of payments no longer exist. Therefore, loans may be current in accordance with their loan terms, or may be less than 90 days delinquent and still be on a non-accruing status.

These non-accrual amounts included loans deemed to be impaired of $6.7 million and $3.1 million at September 30, 2018, and December 31, 2017, respectively. Loans on non-accrual status with principal balances less than $500,000, and therefore not meeting the Company’s definition of an impaired loan, amounted to $3.3 million and $2.4 million at September 30, 2018, and December 31, 2017, respectively. There were no non-accrual loans held-for-sale at September 30, 2018 and December 31, 2017. Loans past due 90 days or more and still accruing interest were $33,000 and $28,000 at September 30, 2018 and December 31, 2017, respectively, and consisted of loans that are considered well-secured and in the process of collection.

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

The following tables set forth the detail, and delinquency status, of non-performing loans (non-accrual loans and loans past due 90 days or more and still accruing), net of deferred fees and costs, at September 30, 2018, and December 31, 2017, excluding loans held-for-sale and PCI loans which have been segregated into pools. For PCI loans, each loan pool is accounted for as a single asset with a single composite interest rate and an aggregate expectation of cash flows (in thousands):

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

	September 30, 2018
	Total Non-Performing Loans
	Non-Accruing Loans
	0-29 Days Past Due	30-89 Days Past Due	90 Days or More Past Due	Total	90 Days or More Past Due and Accruing	Total Non-Performing Loans
Loans held-for-investment:
Real estate loans:
Commercial
LTV => 35%
Substandard	$—	$—	$3,696	$3,696	$—	$3,696
Total commercial	—	—	3,696	3,696	—	3,696
One-to-four family residential
LTV < 60%
Substandard	—	240	277	517	—	517
Total	—	240	277	517	—	517
LTV => 60%
Substandard	—	33	—	33	—	33
Total one-to-four family residential	—	273	277	550	—	550
Home equity and lines of credit
Substandard	75	—	—	75	—	75
Total home equity and lines of credit	75	—	—	75	—	75
Total non-performing loans held-for-investment, originated	75	273	3,973	4,321	—	4,321
Loans acquired:
Real estate loans:
Commercial
LTV < 35%
Substandard	—	—	289	289	—	289
LTV => 35%
Substandard	518	3,088	537	4,143	—	4,143
Total commercial	518	3,088	826	4,432	—	4,432
One-to-four family residential
LTV < 60%
Substandard	—	200	170	370	6	376
LTV => 60%
Substandard	127	—	93	220	27	247
Total one-to-four family residential	127	200	263	590	33	623
Multifamily
LTV < 35%
Substandard	152	—	—	152	—	152
LTV => 35%
Substandard	—	415	—	415	—	415
Total multifamily	152	415	—	567	—	567
Home equity and lines of credit
Substandard	—	—	77	77	—	77
Total home equity and lines of credit	—	—	77	77	—	77
Total non-performing loans acquired	797	3,703	1,166	5,666	33	5,699
Total non-performing loans	$872	$3,976	$5,139	$9,987	$33	$10,020

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

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

The following tables set forth the detail and delinquency status of originated and acquired loans held-for-investment, net of deferred fees and costs, by performing and non-performing loans at September 30, 2018, and December 31, 2017 (in thousands):

	September 30, 2018
	Performing (Accruing) Loans
	0-29 Days Past Due	30-89 Days Past Due	Total	Non-Performing Loans	Total Loans Receivable, net
Loans held-for-investment:
Real estate loans:
Commercial
LTV < 35%
Pass	$70,369	$—	$70,369	$—	$70,369
Special Mention	—	399	399	—	399
Total	70,369	399	70,768	—	70,768
LTV => 35%
Pass	420,158	—	420,158	—	420,158
Special Mention	1,148	—	1,148	—	1,148
Substandard	7,455	—	7,455	3,696	11,151
Total	428,761	—	428,761	3,696	432,457
Total commercial	499,130	399	499,529	3,696	503,225
One-to-four family residential
LTV < 60%
Pass	53,307	2,458	55,765	—	55,765
Special Mention	—	665	665	—	665
Substandard	905	—	905	517	1,422
Total	54,212	3,123	57,335	517	57,852
LTV => 60%
Pass	34,948	235	35,183	—	35,183
Substandard	535	—	535	33	568
Total	35,483	235	35,718	33	35,751
Total one-to-four family residential	89,695	3,358	93,053	550	93,603
Construction and land
Pass	27,112	—	27,112	—	27,112
Total construction and land	27,112	—	27,112	—	27,112
Multifamily
LTV < 35%
Pass	154,512	—	154,512	—	154,512
Total	154,512	—	154,512	—	154,512
LTV => 35%
Pass	1,693,946	887	1,694,833	—	1,694,833
Special Mention	620	—	620	—	620
Substandard	80	1,230	1,310	—	1,310
Total	1,694,646	2,117	1,696,763	—	1,696,763
Total multifamily	1,849,158	2,117	1,851,275	—	1,851,275
Home equity and lines of credit
Pass	77,065	69	77,134	—	77,134
Special Mention	27	—	27	—	27
Substandard	139	—	139	75	214
Total home equity and lines of credit	77,231	69	77,300	75	77,375
Commercial and industrial
Pass	43,058	199	43,257	—	43,257
Special Mention	396	97	493	—	493
Substandard	101	—	101	—	101
Total commercial and industrial	43,555	296	43,851	—	43,851

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

	September 30, 2018
	Performing (Accruing) Loans (Continued)
	0-29 Days Past Due	30-89 Days Past Due	Total	Non-Performing Loans	Total Loans Receivable, net
Other loans - Pass	1,375	—	1,375	—	1,375
Total originated loans held-for-investment	2,587,256	6,239	2,593,495	4,321	2,597,816
Acquired loans:
Real estate loans:
One-to-four family residential
LTV < 60%
Pass	219,658	1,991	221,649	—	221,649
Special Mention	422	—	422	—	422
Substandard	71	—	71	376	447
Total	220,151	1,991	222,142	376	222,518
LTV => 60%
Pass	20,547	274	20,821	—	20,821
Substandard	—	—	—	247	247
Total	20,547	274	20,821	247	21,068
Total one-to-four family residential	240,698	2,265	242,963	623	243,586
Commercial
LTV < 35%
Pass	49,160	2,257	51,417	—	51,417
Special Mention	87	69	156	—	156
Substandard	—	83	83	289	372
Total	49,247	2,409	51,656	289	51,945
LTV => 35%
Pass	85,307	457	85,764	—	85,764
Special Mention	—	130	130	—	130
Substandard	3,608	415	4,023	4,143	8,166
Total	88,915	1,002	89,917	4,143	94,060
Total commercial	138,162	3,411	141,573	4,432	146,005
Construction and land
Pass	13,556	—	13,556	—	13,556
Total construction and land	13,556	—	13,556	—	13,556
Multifamily
LTV < 35%
Pass	145,005	—	145,005	—	145,005
Special Mention	55	—	55	—	55
Substandard	—	—	—	152	152
Total	145,060	—	145,060	152	145,212
LTV => 35%
Pass	7,781	—	7,781	—	7,781
Substandard	—	—	—	415	415
Total	7,781	—	7,781	415	8,196
Total multifamily	152,841	—	152,841	567	153,408
Home equity and lines of credit
Pass	18,111	11	18,122	—	18,122
Substandard	80	—	80	77	157
Total home equity and lines of credit	18,191	11	18,202	77	18,279
Commercial and industrial
Pass	13,668	—	13,668	—	13,668
Total commercial and industrial	13,668	—	13,668	—	13,668
Other loans - Pass	15	—	15	—	15
Total loans acquired	577,131	5,687	582,818	5,699	588,517
	$3,164,387	$11,926	$3,176,313	$10,020	$3,186,333

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
Loans Acquired
Real estate loans:
One-to-four family residential
LTV < 60%
Pass	250,149	224	250,373	—	250,373
Special Mention	455	—	455	—	455
Substandard	417	150	567	228	795
Total	251,021	374	251,395	228	251,623
LTV => 60%
Pass	23,295	—	23,295	—	23,295
Substandard	135	—	135	—	135
Total	23,430	—	23,430	—	23,430
Total one-to-four family residential	274,451	374	274,825	228	275,053
Commercial
LTV < 35%
Pass	50,035	70	50,105	—	50,105
Special Mention	91	—	91	—	91
Substandard	—	181	181	205	386
Total	50,126	251	50,377	205	50,582
LTV => 35%
Pass	108,125	158	108,283	—	108,283
Special Mention	—	133	133	—	133
Substandard	3,703	430	4,133	831	4,964
Total	111,828	721	112,549	831	113,380
Total commercial	161,954	972	162,926	1,036	163,962
Construction and land
Pass	17,201	—	17,201	—	17,201
Total construction and land	17,201	—	17,201	—	17,201
Multifamily
LTV < 35%
Pass	189,551	—	189,551	—	189,551
Special Mention	78	—	78	—	78
Substandard	153	—	153	—	153
Total	189,782	—	189,782	—	189,782
LTV => 35%
Pass	8,950	—	8,950	—	8,950
Substandard	—	—	—	417	417
Total	8,950	—	8,950	417	9,367
Total multifamily	198,732	—	198,732	417	199,149
Home equity and lines of credit
Pass	20,291	—	20,291	—	20,291
Substandard	87	—	87	77	164
Total home equity and lines of credit	20,378	—	20,378	77	20,455
Commercial and industrial loans
Pass	16,904	40	16,944	—	16,944
Substandard	—	—	—	2	2
Total commercial and industrial loans	16,904	40	16,944	2	16,946
Other	36	—	36	1	37
Total loans acquired	689,656	1,386	691,042	1,761	692,803
	$3,100,498	$12,044	$3,112,542	$5,536	$3,118,078

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

The following table summarizes originated and acquired impaired loans as of September 30, 2018, and December 31, 2017 (in thousands):

	September 30, 2018			December 31, 2017
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With No Allowance Recorded:
Real estate loans:
Commercial
LTV < 35%
Substandard	$—	$139	$—	$—	$139	$—
LTV => 35%
Pass	4,569	5,455	—	6,263	7,150	—
Substandard	11,706	12,522	—	9,745	10,560	—
One-to-four family residential
LTV < 60%
Pass	1,546	1,618	—	1,189	1,254	—
Substandard	246	246	—	251	251	—
LTV => 60%
Pass	131	158	—	136	161	—
Substandard	127	279	—	135	286	—
Multifamily
LTV < 35%
Substandard	152	152	—	153	153	—
LTV => 35%
Pass	41	512	—	1,309	1,780	—
Substandard	1,230	1,230	—	—	—	—
Home equity and lines of credit
Pass	29	29	—	33	33	—
Commercial and industrial loans
Substandard	54	198	—	135	135	—
With a Related Allowance Recorded:
Real estate loans:
Commercial
LTV => 35%
Pass	1,447	1,447	(1)	—	—	—
Substandard	1,336	2,192	(500)	—	—	—
One-to-four family residential
LTV < 60%
Pass	—	—	—	411	411	(7)
Substandard	663	663	(19)	997	997	(49)
LTV => 60%
Pass	—	—	—	268	268	(19)
Home equity and lines of credit
Substandard	34	34	(5)	36	36	(4)
Commercial and industrial loans
Special Mention	22	22	(4)	24	24	(3)
Total:
Real estate loans
Commercial	19,058	21,755	(501)	16,008	17,849	—
One-to-four family residential	2,713	2,964	(19)	3,387	3,628	(75)
Multifamily	1,423	1,894	—	1,462	1,933	—
Home equity and lines of credit	63	63	(5)	69	69	(4)
Commercial and industrial loans	76	220	(4)	159	159	(3)
	$23,333	$26,896	$(529)	$21,085	$23,638	$(82)

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

Included in the above table at September 30, 2018, are impaired loans with carrying balances of $15.3 million that were not written down by charge-offs or for which there are no specific reserves in our allowance for loan losses. Included in impaired loans at December 31, 2017, are loans with carrying balances of $14.5 million that were not written down by charge-offs or for which there are no specific reserves in our allowance for loan losses. Loans not written down by charge-offs or specific reserves at September 30, 2018, and December 31, 2017, are considered to have sufficient collateral values, less costs to sell, to support the carrying balances of the loans.

The following table summarizes the average recorded investment in originated and acquired impaired loans (excluding PCI loans) and interest recognized on impaired loans as of, and for, the three and nine months ended September 30, 2018, and September 30, 2017 (in thousands):

	Three Months Ended				Nine Months Ended
	September 30, 2018		September 30, 2017		September 30, 2018		September 30, 2017
	Average Recorded Investment	Interest Income	Average Recorded Investment	Interest Income	Average Recorded Investment	Interest Income	Average Recorded Investment	Interest Income
With No Allowance Recorded:
Real estate loans:
Commercial
LTV < 35%
Substandard	$—	$—	$—	$18	$—	$—	$—	$39
LTV => 35%
Pass	4,601	64	5,770	67	5,040	193	5,330	199
Substandard	10,657	184	12,434	151	10,187	334	13,066	406
One-to-four family residential
LTV < 60%
Pass	1,559	13	911	14	1,371	40	770	3
Substandard	243	4	418	4	247	9	402	10
LTV => 60%
Pass	132	1	69	1	200	6	34	42
Special Mention	—	—	—	1	—	—	—	2
Substandard	126	6	206	3	130	9	328	10
Multifamily
LTV < 35%
Substandard	152	4	154	2	152	5	154	5
LTV => 35%
Pass	43	4	692	12	361	12	377	40
Substandard	1,230	22	—	—	926	49	—	—
Home equity and lines of credit
Pass	30	—	36	1	31	1	37	2
Commercial and industrial loans
Substandard	92	—	140	—	113	—	125	—
With a Related Allowance Recorded:
Real estate loans:
Commercial
LTV => 35%
Pass	1,457	19	—	—	1,100	58	—	—
Substandard	668	—	—	—	334	—	505	—
One-to-four family residential
LTV < 60%
Pass	—	2	207	2	205	5	103	5
Substandard	667	4	1,353	5	752	13	1,332	13
LTV => 60%
Pass	—	—	271	4	67	—	272	15
Substandard	—	—	—	—	—	—	190	—
Multifamily
LTV => 35%

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

	Three Months Ended				Nine Months Ended
	September 30, 2018		September 30, 2017		September 30, 2018		September 30, 2017
	Average Recorded Investment	Interest Income	Average Recorded Investment	Interest Income	Average Recorded Investment	Interest Income	Average Recorded Investment	Interest Income
Pass	—	—	642	—	—	—	972	—
Substandard	—	—	—	—	—	—	225	—
Home equity and lines of credit
Pass	—	—	126	—	—	—	191	4
Substandard	34	1	37	—	35	1	38	1
Commercial and industrial loans
Special Mention	22	—	25	—	23	1	25	1
Total:
Real estate loans
Commercial	17,383	267	18,204	236	16,661	585	18,901	644
One-to-four family residential	2,727	30	3,435	34	2,972	82	3,431	100
Multifamily	1,425	30	1,488	14	1,439	66	1,728	45
Home equity and lines of credit	64	1	199	1	66	2	266	7
Commercial and industrial loans	114	—	165	—	136	1	150	1
	$21,713	$328	$23,491	$285	$21,274	$736	$24,476	$797

There was one one-to-four family residential loan modified as a troubled debt restructuring (TDR) during the three and nine months ended September 30, 2018. This loan had a pre- and post-modification balance of $6,400 as of the date of modification, and was restructured to receive a reduced interest rate. There were no loans modified as troubled debt restructurings (TDRs) during the three months ended September 30, 2017. There was one one-to-four family residential loan modified as a TDR during the nine months ended September 30, 2017. This loan had a pre- and post-modification balance of $256,000 as of the date of modification, and was restructured to receive a reduced interest rate.

At September 30, 2018, and December 31, 2017, we had TDRs of $17.1 million and $18.3 million, respectively.

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

At September 30, 2018, there were no TDR loans that were restructured during the preceding twelve months ended September 30, 2018, that subsequently defaulted.

Note 6 – Deposits

Deposits account balances are summarized as follows (in thousands):

	September 30, 2018	December 31, 2017
Non-interest-bearing demand	$395,500	$407,267
Interest-bearing negotiable orders of withdrawal (NOW)	425,722	465,140
Savings and money market	1,265,114	1,225,643
Certificates of deposit	1,054,932	738,929
Total deposits	$3,141,268	$2,836,979

Interest expense on deposit accounts is summarized for the periods indicated (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Negotiable orders of withdrawal, savings, and money market	$2,691	$2,033	$7,146	$6,142
Certificates of deposit	4,902	2,135	11,708	5,545
Total interest expense on deposit accounts	$7,593	$4,168	$18,854	$11,687

Note 7 – Equity Incentive Plan

The following table is a summary of the Company’s stock options outstanding as of September 30, 2018, and changes therein during the nine months then ended.

	Number of Stock Options	Weighted Average Grant Date Fair Value	Weighted Average Exercise Price	Weighted Average Contractual Life (years)
Outstanding - December 31, 2017	4,620,687	$3.51	$11.82	5.17
Forfeited	(23,378)	3.18	10.68	—
Exercised	(1,155,774)	2.52	7.85	—
Outstanding - September 30, 2018	3,441,535	3.84	13.16	5.58
Exercisable - September 30, 2018	2,602,824	3.77	12.80	5.29
 Expected future stock option expense related to the non-vested options outstanding as of September 30, 2018, is $2.1 million over a weighted average period of 1.25 years.
The following is a summary of the status of the Company’s restricted stock awards as of September 30, 2018, and changes therein during the nine months then ended.

	Number of Shares Awarded	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2017	585,895	$14.05
Granted	15,000	16.48
Vested	(257,973)	13.73
Forfeited	(4,960)	14.18
Non-vested at September 30, 2018	337,962	$14.39
 Expected future stock award expense related to the non-vested restricted share awards as of September 30, 2018, is $3.2 million over a weighted average period of 1.27 years.
During the three months ended September 30, 2018 and 2017, the Company recorded $1.4 million and $1.6 million, respectively, of stock-based compensation related to the above plans. During the nine months ended September 30, 2018 and 2017, the Company recorded $4.1 million and $4.8 million, respectively, of stock-based compensation related to the above plans.

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

Note 8 – Fair Value Measurements
The following tables present the assets reported on the consolidated balance sheets at their estimated fair value as of September 30, 2018, and December 31, 2017, by level within the fair value hierarchy as required by the Fair Value Measurements and Disclosures Topic of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”).  Financial assets and liabilities are classified in their entirety based on the level of input that is significant to the fair value measurement.  The fair value hierarchy is as follows:

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

	Fair Value Measurements at September 30, 2018 Using:
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Measured on a recurring basis:
Assets:
Investment securities:
Debt securities available-for-sale:
Mortgage-backed securities:
Pass-through certificates:
GSE	$299,471	$—	$299,471	$—
REMICs:
GSE	257,182	—	257,182	—
Non-GSE	60	—	60	—
	556,713	—	556,713	—
Other debt securities
Municipal bonds	278	—	278	—
Corporate bonds	183,527	—	183,527	—
Total debt securities available-for-sale	183,805	—	183,805	—
Trading securities	10,670	10,670	—	—
Equity securities	148	148	—	—
Total	$751,336	$10,818	$740,518	$—
Measured on a non-recurring basis:
Assets:
Impaired loans:
Real estate loans:
Commercial real estate	$6,680	$—	$—	$6,680
One-to-four family residential mortgage	771	—	—	771
Multifamily	42	—	—	42
Home equity and lines of credit	28	—	—	28
Total impaired real estate loans	7,521	—	—	7,521
Commercial and industrial loans	17	—	—	17
Total	$7,538	$—	$—	$7,538

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

	Fair Value Measurements at December 31, 2017 Using:
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Measured on a recurring basis:
Assets:
Investment securities:
Debt securities available-for-sale:
Mortgage-backed securities:
Pass-through certificates:
GSE	$178,295	$—	$178,295	$—
REMICs:
GSE	266,929	—	266,929	—
Non-GSE	79	—	79	—
	445,303	—	445,303	—
Other debt securities
Municipal bonds	349	—	349	—
Corporate bonds	68,130	—	68,130	—
Total debt securities available-for-sale	68,479	—	68,479	—
Trading securities	9,597	9,597	—	—
Equity securities	323	323	—	—
Total	$523,702	$9,920	$513,782	$—
Measured on a non-recurring basis:
Assets:
Impaired loans:
Real estate loans:
Commercial real estate	$4,645	$—	$—	$4,645
One-to-four family residential mortgage	1,735	—	—	1,735
Multifamily	51	—	—	51
Home equity and lines of credit	31	—	—	31
Total impaired real estate loans	6,462	—	—	6,462
Commercial and industrial loans	21	—	—	21
Other real estate owned	850	—	—	850
Total	$7,333	$—	$—	$7,333

The following table presents qualitative information for Level 3 assets measured at fair value on a non-recurring basis at September 30, 2018, and December 31, 2017 (dollars in thousands):

	Fair Value		Valuation Methodology	Unobservable Inputs	Range of Inputs
	September 30, 2018	December 31, 2017			September 30, 2018	December 31, 2017
Impaired loans	$7,538	$6,483	Appraisals	Discount for costs to sell	7.0%	7.0%
				Discount for quick sale	10.0%	10.0%
			Discounted cash flows	Interest rates	3.13% to 6.25%	3.13% to 6.5%
Other real estate owned	$—	$850	Appraisals	Discount for costs to sell	7.0%	7.0%

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

The valuation techniques described below were used to measure fair value of financial instruments in the tables below on a recurring basis and a non-recurring basis as of September 30, 2018, and December 31, 2017.
Debt Securities Available for Sale: The estimated fair values for mortgage-backed securities, corporate, and other debt securities are obtained from an independent nationally recognized third-party pricing service. The estimated fair values are derived primarily from cash flow models, which include assumptions for interest rates, credit losses, and prepayment speeds. Broker/dealer quotes are utilized as well, when such quotes are available and deemed representative of the market. The significant inputs utilized in the cash flow models are based on market data obtained from sources independent of the Company (Observable Inputs), and are therefore classified as Level 2 within the fair value hierarchy. There were no transfers of securities between Level 1 and Level 2 during the nine months ended September 30, 2018.
Trading Securities: Fair values are derived from quoted market prices in active markets. The assets consist of publicly traded mutual funds.

Equity Securities: Fair values of equity securities consisting of publicly traded mutual funds are derived from quoted market prices in active markets.

Impaired Loans: At September 30, 2018, and December 31, 2017, the Company had impaired loans held-for-investment (excluding PCI loans) with outstanding principal balances of $11.4 million and $8.8 million, respectively, which were recorded at their estimated fair value of $7.5 million and $6.5 million, respectively. The Company recorded a net increase in the specific reserve for impaired loans of $447,000 for the nine months ended September 30, 2018 and a net decrease in the specific reserve for impaired loans of $246,000 for the nine months ended September 30, 2017, utilizing level 3 inputs. For purposes of estimating the fair value of impaired loans, management utilizes independent appraisals, if the loan is collateral dependent, adjusted downward by management, as necessary, for changes in relevant valuation factors subsequent to the appraisal date, or the present value of expected future cash flows for non-collateral dependent loans and troubled debt restructurings.

Other Real Estate Owned (OREO):  At September 30, 2018, the Company had no assets acquired through foreclosure, or deed in lieu of foreclosure, as compared to $850,000 at December 31, 2017. These assets are recorded at estimated fair value, less estimated selling costs when acquired, establishing a new cost basis. Estimated fair value is generally based on independent appraisals. These appraisals include adjustments to comparable assets based on the appraisers’ market knowledge and experience, and are considered Level 3 inputs. When an asset is acquired, the excess of the loan balance over fair value, less estimated selling costs, is charged to the allowance for loan losses. If the estimated fair value of the asset declines, a write-down is recorded through non-interest expense. The valuation of foreclosed assets is subjective in nature and may be adjusted in the future because of changes in economic conditions.

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

The estimated fair value of the Company’s financial instruments at September 30, 2018, and December 31, 2017, is presented in the following tables (in thousands):

	September 30, 2018
		Estimated Fair Value
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$58,735	$58,735	$—	$—	$58,735
Trading securities	10,670	10,670	—	—	10,670
Debt securities available-for-sale	740,518	—	740,518	—	740,518
Debt securities held-to-maturity	9,560	—	9,186	—	9,186
Equity securities (1)	148	148	—	—	148
Federal Home Loan Bank of New York stock, at cost	23,960	—	23,960	—	23,960
Net loans held-for-investment	3,179,181	—	—	3,210,299	3,210,299
Financial liabilities:
Deposits	$3,141,268	$—	$3,143,948	$—	$3,143,948
Borrowed funds	441,191	—	432,369	—	432,369
Advance payments by borrowers for taxes and insurance	16,999	—	16,999	—	16,999

	December 31, 2017
		Estimated Fair Value
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$57,839	$57,839	$—	$—	$57,839
Trading securities	9,597	9,597	—	—	9,597
Debt securities available-for-sale	513,782	—	513,782	—	513,782
Debt securities held-to-maturity	9,931	—	9,892	—	9,892
Equity securities (1)	323	323	—		323
Federal Home Loan Bank of New York stock, at cost	25,046	—	25,046	—	25,046
Net loans held-for-investment	3,114,659	—	—	3,157,829	3,157,829
Financial liabilities:
Deposits	$2,836,979	$—	$2,839,666	$—	$2,839,666
Borrowed funds	471,549	—	466,625	—	466,625
Advance payments by borrowers for taxes and insurance	14,798	—	14,798	—	14,798
 (1) Excludes $1.0 million of investments measured at net asset value at September 30, 2018, and December 31, 2017, which have not been classified in the fair value hierarchy.

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

The following is a summary of the Company’s earnings per share calculations and reconciliation of basic to diluted earnings per share for the periods indicated (dollars in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income available to common stockholders	$9,076	$8,126	$30,132	$26,484

Weighted average shares outstanding-basic	46,604,051	45,492,713	46,192,273	45,257,199
Effect of non-vested restricted stock and stock options outstanding	690,594	1,248,510	945,134	1,577,148
Weighted average shares outstanding-diluted	47,294,645	46,741,223	47,137,407	46,834,347
Earnings per share-basic	$0.19	$0.18	$0.65	$0.59
Earnings per share-diluted	$0.19	$0.17	$0.64	$0.57
Anti-dilutive shares	190,444	1,091,464	645,011	393,821
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

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

Note 11 – Revenue Recognition

Effective January 1, 2018, the Company adopted ASU No. 2014-09, Revenue from Contracts with Customers (“Topic 606”) and all subsequent ASUs that modified Topic 606. For further details on ASU No. 2014-09 see Note 12 - “Recently Issued and Adopted Accounting Pronouncements.” The adoption of ASU No. 2014-09 did not have any impact on the measurement or recognition of revenue as it does not apply to revenue associated with financial instruments, including revenue from loans and investment securities, which is the Company's primary source of revenue. In addition, certain non-interest income streams such as income on bank owned life insurance, gains on securities transactions, and other non-interest income are not in the scope of the guidance. The Company’s revenue streams that are within the scope of Topic 606 include service charges on deposit accounts, ATM and card interchange fees, and investment services fees. However, the revenue recognition of these revenue streams did not change upon adoption of Topic 606 as our customer contracts generally do not have performance obligations and fees are assessed and collected as the transaction occurs.
The following table summarizes non-interest income for the periods indicated (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Fees and service charges for customer services:
Service charges	$862	872	$2,474	2,512
ATM and card interchange fees	317	304	897	848
Investment fees	62	62	231	203
Total fees and service charges for customer services	1,241	1,238	3,602	3,563
Income on bank owned life insurance	919	970	2,787	4,438
Gains on securities transactions, net	419	337	892	1,001
Other	58	70	205	197
Total non-interest income	$2,637	$2,615	$7,486	$9,199

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

ASU No. 2018-03. In February 2018, the FASB issued ASU No. 2018-03, Technical Corrections and Improvements to Financial Instruments-Overall (Subtopic 825-10), which clarifies certain aspects of the guidance issued in ASU No. 2016-01 including: the ability to irrevocably elect to change the measurement approach for equity securities measured using the practical expedient (at cost plus or minus observable transactions less impairment) to a fair value method in accordance with Topic 820, Fair Value Measurement; clarification that if an observable transaction occurs for such securities, the adjustment is as of the observable transaction date; clarification that the prospective transition approach for equity securities without a readily determinable fair value is meant only for instances in which the practical expedient is elected; and various other clarifications. ASU No. 2018-03 is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years beginning after June 15, 2018. The Company adopted ASU No. 2018-03 during the third quarter 2018, which did not have a material impact on the Company’s consolidated financial statements.

Accounting Pronouncements Not Yet Adopted

ASU 2018-14. In August 2018, the FASB issued ASU No. 2018-14, “Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans.”  This ASU makes minor changes to the disclosure requirements for employers that sponsor defined benefit pension and/or other postretirement benefit plans. ASU 2018-14 is effective for fiscal years ending after December 15, 2020; early adoption is permitted. As ASU 2018-14 only revises disclosure requirements, it will not have an impact on the Company’s Consolidated Financial Statements.

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

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

ASU No. 2016-13. In June 2016, the FASB issued No. ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires credit losses on most financial assets measured at amortized cost and certain other instruments to be measured using an expected credit loss model (referred to as the current expected credit loss (“CECL”) model. Under this model, entities will estimate credit losses over the entire contractual term of the instrument from the date of initial recognition of that instrument. Current US GAAP is based on an incurred loss model that delays recognition of credit losses until it is probable the loss has been incurred. Accordingly, it is anticipated that credit losses will be recognized earlier under the CECL model than under the incurred loss model. ASU No. 2016-13 is effective for interim and annual reporting periods beginning after December 15, 2019; early adoption is permitted for interim and annual reporting periods beginning after December 15, 2018. The Company continues to evaluate the potential effect of adoption of this pronouncement on its consolidated financial statements by identifying key interpretive issues, assessing its processes, portfolio segmentation, model development, and identifying the data and system requirements against the guidance to determine what modifications may be required. As part of the evaluation process, the Company has established a CECL cross-function working group that includes individuals from various functional areas to assess processes and has contracted with a third-party vendor to implement enhanced modeling techniques that incorporate the loss measurement requirements in these amendments as part of adopting the ASU. The adoption of ASU No. 2016-13 may result in an increase in the allowance for loan losses as a result of changing from an incurred loss model, which encompasses allowances for current known and inherent losses within the portfolio, to an expected losses model, which encompasses allowances for losses expected to be incurred over the life of the portfolio. The extent of the effect is indeterminable at this time as it will depend upon the nature and characteristics of the Company's loan portfolio at the adoption date, as well as economic conditions and forecasts at that date.

ASU No. 2016-02. In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which is intended to increase transparency and comparability of accounting for lease transactions. The ASU will require all leases to be recognized on the balance sheet as lease assets and lease liabilities and will require both quantitative and qualitative disclosures regarding key information about leasing arrangements. Lessor accounting is largely unchanged. Subsequent to the issuance of this Update, the FASB issued three additional ASUs that provide codification improvements and certain transition elections, including ASU No. 2018-11, which permits an additional transition method whereby an entity may elect to record a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. Consequently, the entity’s reporting for the comparative periods presented in the financial statements in which the entity adopts the new lease requirements would continue to be in accordance with current GAAP (Topic 840), including disclosures. The Company plans to elect this transition method. The new guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within that reporting period. The Company is currently evaluating the potential effect of adoption of this pronouncement on its consolidated financial statements. The Company has several lease agreements, such as branch locations, which are currently considered operating leases, and therefore, not recognized on the Company’s consolidated balance sheets. The new guidance will require these lease agreements to be recognized on the consolidated balance sheets as a right-of-use asset and a corresponding lease liability. Therefore, the Company expects to record a gross-up of its consolidated balance sheets as a result of recognizing right of use assets and lease liabilities upon adoption. The impact upon the Company’s consolidated financial statements will be based on the present value of future minimum lease payments as adjusted for lease incentives for the population of leases on the date of adoption and interest rates on the date of adoption. As such, the amount is not yet known. The Company does not expect material changes to its consolidated results of operations as a result of the application of this guidance. The Company has contracted with a third-party leasing software vendor to aid in the transition to the new leasing guidance implementation and has begun preliminary testing of the functionality of the software.

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

Net income was $30.1 million for the nine months ended September 30, 2018, as compared to $26.5 million for the nine months ended September 30, 2017. Basic and diluted earnings per common share were $0.65 and $0.64, respectively, for the nine months ended September 30, 2018, compared to basic and diluted earnings per common share of $0.59 and $0.57, respectively, for the nine months ended September 30, 2017. Earnings for the nine months ended September 30, 2018 benefited from a lower effective tax rate due to the enactment of the Tax Cuts and Jobs Act in the fourth quarter of 2017 (the “Tax Reform Act”), which reduced the federal statutory corporate tax rate to 21% from 35%. Earnings for the nine months ended September 30, 2018, also benefited from excess tax benefits of $2.2 million, or $0.05 per diluted share, related to the exercise or vesting of equity awards. Earnings for the nine months ended September 30, 2017, benefited from excess tax benefits of $2.3 million, or $0.05 per diluted share, related to the exercise or vesting of equity awards, as well as $1.5 million, or $0.03, per diluted share of tax-exempt income from bank-owned life insurance proceeds in excess of the cash surrender value of the policies. For the nine months ended September 30, 2018, our return on average assets was 0.97%, as compared to 0.91% for the nine months ended September 30, 2017. For the nine months ended September 30, 2018, our return on average stockholders’ equity was 6.22% as compared to 5.57% for the nine months ended September 30, 2017.

On July 1, 2018, the State of New Jersey enacted legislation that created a temporary surtax effective for tax years 2018 through 2021 and will require companies to file combined tax returns beginning in 2019. The legislation did not result in a material change to our net deferred tax asset or state tax expense in the September 30, 2018 quarter. Management continues to evaluate the effect of this legislation, including the issuance of regulations by the New Jersey Division of Taxation, on our net deferred tax asset and future tax expense.

Comparison of Financial Condition at September 30, 2018, and December 31, 2017
Total assets increased $295.0 million, or 7.4%, to $4.29 billion at September 30, 2018, from $3.99 billion at December 31, 2017. The increase was primarily due to an increase in our available-for sale debt securities portfolio of $226.7 million and an increase in loans held-for-investment, net, of $66.0 million.

The Company’s available-for-sale debt securities portfolio increased by $226.7 million, or 44.1%, to $740.5 million at September 30, 2018, from $513.8 million at December 31, 2017. The increase was primarily attributable to purchases of mortgage-backed and corporate securities, utilizing excess cash from deposit growth to invest in high quality shorter-term securities, partially offset by paydowns and sales. At September 30, 2018, $556.7 million of the portfolio consisted of residential mortgage-backed securities issued or guaranteed by Fannie Mae, Freddie Mac, or Ginnie Mae. In addition, the Company held $183.5 million in corporate bonds, the majority of which were considered investment grade at September 30, 2018, and $278,000 in municipal bonds. The effective duration of the securities portfolio at September 30, 2018 was 3.00 years.

 As of September 30, 2018, our commercial real estate concentration (as defined by regulatory guidance issued in 2006) to total risk-based capital was 406%. Management believes that Northfield Bank (the "Bank") has implemented appropriate risk management practices including risk assessments, board approved underwriting policies and related procedures, which include monitoring bank portfolio performance, performing market analysis (economic and real estate), and stressing of the Bank’s commercial real estate portfolio under severe adverse economic conditions. Although management believes the Bank has implemented appropriate policies and procedures to manage our commercial real estate concentration risk, the Bank’s regulators could require us to implement additional policies and procedures or could require us to maintain higher levels of regulatory capital, which might adversely affect our loan originations, ability to pay dividends, and profitability.

Loans held-for-investment, net, increased $66.0 million to $3.21 billion at September 30, 2018, from $3.14 billion at December 31, 2017. Originated loans held-for-investment, net, totaled $2.60 billion at September 30, 2018, as compared to $2.43 billion at December 31, 2017. The increase was primarily due to an increase in multifamily real estate loans of $112.2 million, or 6.5%, to $1.85 billion at September 30, 2018, from $1.74 billion at December 31, 2017, and an increase in commercial real estate loans of $57.5 million, or 12.9%, to $502.7 million at September 30, 2018, from $445.2 million at December 31, 2017, partially offset by decreases in acquired loans and purchased credit-impaired (“PCI”) loans.

The following tables detail our multifamily real estate originations for the nine months ended September 30, 2018 and 2017 (dollars in thousands):

For the Nine Months Ended September 30, 2018
Multifamily Originations	Weighted Average Interest Rate	Weighted Average Loan-to-Value Ratio	Weighted Average Months to Next Rate Change or Maturity for Fixed Rate Loans	(F)ixed or (V)ariable	Amortization Term
$256,442	3.88%	64%	78	V	25 to 30 Years
12,365	4.17%	39%	181	F	15 Years
$268,807	3.89%	63%

For the Nine Months Ended September 30, 2017
Multifamily Originations	Weighted Average Interest Rate	Weighted Average Loan-to-Value Ratio	Weighted Average Months to Next Rate Change or Maturity for Fixed Rate Loans	(F)ixed or (V)ariable	Amortization Term
$247,421	3.61%	60%	80	V	15 to 30 Years
750	5.07%	48%	1	V	25 Years
16,640	3.95%	44%	180	F	15 Years
$264,811	3.63%	59%
Acquired loans decreased by $104.3 million to $588.5 million at September 30, 2018, from $692.8 million at December 31, 2017, primarily due to paydowns of one-to-four family residential and multifamily loans with weighted average interest rates (net of the servicing fee retained by the originating bank) ranging from 2.45% to 3.05%, partially offset by purchases of one-to-four family residential loan pools during the first quarter of 2018, totaling $37.5 million.
The following table provides the details of the loan pools purchased during the nine months ended September 30, 2018 (dollars in thousands):

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

PCI loans totaled $20.5 million at September 30, 2018, as compared to $22.7 million at December 31, 2017. The majority of the PCI loan balance consists of loans acquired as part of a Federal Deposit Insurance Corporation-assisted transaction.

Other real estate owned decreased $850,000 to $0 at September 30, 2018, from December 31, 2017, due to the sale of the Company's single remaining property during the third quarter of 2018.

Total liabilities increased $279.5 million, or 8.3%, to $3.63 billion at September 30, 2018, from $3.35 billion at December 31, 2017. The increase was primarily attributable to an increase in deposits of $304.3 million, partially offset by a decrease in borrowings of $30.4 million.

Deposits increased $304.3 million, or 10.7%, to $3.14 billion at September 30, 2018, as compared to $2.84 billion at December 31, 2017. The increase was attributable to increases of $266.7 million in certificates of deposit, $49.3 million in brokered deposits, and $88.4 million in savings accounts, partially offset by decreases of $51.2 million in transaction accounts, and $49.0 million in money market accounts.

Borrowings and securities sold under agreements to repurchase decreased by $30.4 million, or 6.4%, to $441.2 million at September 30, 2018, from $471.5 million at December 31, 2017. Management utilizes borrowings to mitigate interest rate risk, for short-term liquidity, and to a lesser extent as part of leverage strategies. The following is a table of term borrowing maturities (excluding capitalized leases and overnight borrowings) and the weighted average rate by year at September 30, 2018 (dollars in thousands):

Year	Amount	Weighted Average Rate
2018	$32,080	1.67%
2019	123,502	1.48%
2020	90,000	1.65%
2021	70,000	1.80%
2022	20,000	1.97%
Thereafter	100,000	2.91%
	$435,582	1.93%

Total stockholders’ equity increased by $15.5 million to $654.4 million at September 30, 2018, from $638.9 million at December 31, 2017. The increase was primarily attributable to net income of $30.1 million for the nine months ended September 30, 2018, and a $7.5 million increase related to ESOP and equity award activity. These increases were partially offset by dividend payments of $14.0 million and an $8.1 million increase in unrealized losses on our debt securities available-for-sale portfolio as a result of the increased interest rate environment.

Comparison of Operating Results for the Nine Months Ended September 30, 2018 and 2017

Net Income. Net income was $30.1 million and $26.5 million for the nine months ended September 30, 2018, and September 30, 2017, respectively. Significant variances from the comparable prior year period are as follows: a $2.3 million increase in net interest income, a $637,000 increase in the provision for loan losses, a $1.7 million decrease in non-interest income, and a $4.0 million decrease in income tax expense.

Interest Income. Interest income increased $10.1 million, or 10.3%, to $108.3 million for the nine months ended September 30, 2018, from $98.3 million for the nine months ended September 30, 2017, due to an increase in the average balance of interest-earning assets of $301.1 million, or 8.3%, and a seven basis point increase in the yields earned on average interest-earning assets. Interest income on loans increased by $5.6 million, primarily attributable to an increase in the average loan balances of $142.3 million and a six basis point increase in the average yield on loans. The Company accreted interest income related to its PCI loans of $3.1 million for the nine months ended September 30, 2018, as compared to $4.1 million for the nine months ended September 30, 2017. Interest income on loans for the nine months ended September 30, 2018, reflected loan prepayment income of $1.5 million compared to $886,000 for the nine months ended September 30, 2017. Interest income on securities increased by $4.0 million, attributable to an increase in the average securities balances of $154.7 million as well as a 33 basis point increase in interest rates on securities.

Interest Expense. Interest expense increased $7.8 million, or 45.0%, to $25.1 million for the nine months ended September 30, 2018, as compared to $17.3 million for nine months ended September 30, 2017, due to a $7.2 million increase in interest expense on deposits and a $623,000 increase in interest expense on borrowings. The increase in interest expense on deposits was attributed to a 30 basis point increase in the cost of interest-bearing deposits to 0.98% for the nine months ended September 30, 2018, as compared to 0.68% for the comparable prior year period and an increase in the average balance of interest-bearing deposit accounts of $270.3 million, or 11.7%, due in large part to higher rates offered on savings and certificates of deposit accounts to remain competitive in the rising interest rate environment. The increase in interest expense on borrowed funds was attributed to a 26 basis point increase in the cost of borrowed funds to 1.77% for the nine months ended September 30, 2018, as compared to 1.51% for the comparable prior year period, partially offset by a decrease in the average balance of borrowed funds of $27.1 million.
Net Interest Income. Net interest income for the nine months ended September 30, 2018, increased $2.3 million, or 2.8%, to $83.2 million, from $80.9 million for the nine months ended September 30, 2017, primarily due to a $301.1 million, or 8.3%, increase in our average interest-earning assets, partially offset by a 15 basis point decrease in our net interest margin to 2.84% from 2.99% for the nine months ended September 30, 2017. The increase in average interest-earning assets was due to increases in average loans outstanding of $142.3 million, average mortgage-backed securities of $93.7 million, average other securities of $61.0 million, and average interest-earning deposits in financial institutions of $5.4 million, partially offset by a decrease in average Federal Home Loan Bank of New York (“FHLBNY”) stock of $1.2 million. The increase in average loans was primarily due to originated loan growth as well as loan pool purchases during the first quarter of 2018. Yields earned on interest-earning assets increased seven basis points to 3.70% for the nine months ended September 30, 2018, from 3.63% for the nine months ended September 30, 2017, driven by higher yields on all asset classes. The cost of interest-bearing liabilities increased 28 basis points to 1.10% for the current period as compared to 0.82% for the comparable prior year period, due to higher rates on interest-bearing deposits and borrowed funds.

Provision for Loan Losses. The provision for loan losses increased by $637,000 to $2.0 million for the nine months ended September 30, 2018, from $1.4 million for the nine months ended September 30, 2017, primarily due to an increase in historical loss rates, driven by the increase in net charge-offs, and a specific reserve recorded on an impaired loan, partially offset by less loan growth for the nine months ended September 30, 2018, as compared to the comparable prior year period. Net charge-offs for the nine months ended September 30, 2018, were $481,000, as compared to net recoveries of $133,000 for the nine months ended September 30, 2017. The increase in net charge-offs was primarily due to a $428,000 charge-off on an impaired commercial real estate loan in the current quarter.

Non-interest Income. Non-interest income decreased $1.7 million, or 18.6%, to $7.5 million for the nine months ended September 30, 2018, from $9.2 million for the nine months ended September 30, 2017, primarily due to a decrease in income on bank owned life insurance, attributable to $1.5 million of insurance proceeds in excess of the related cash surrender value of the policies received in the first quarter of 2017, and a decrease of $109,000 in gains on securities transactions, net. Securities gains, net, during the nine months ended September 30, 2018, included gains of $714,000 related to the Company’s trading portfolio, compared to gains of $1.0 million in the comparative prior year period. The trading portfolio is utilized to fund the Company’s deferred compensation obligation to certain employees and directors of the Company's deferred compensation plan (the "Plan"). The participants of this Plan, at their election, defer a portion of their compensation. Gains and losses on trading securities have no effect on net income since participants benefit from, and bear the full risk of, changes in the trading securities market values. Therefore, the Company records an equal and offsetting amount in compensation expense, reflecting the change in the Company’s obligations under the Plan.

Non-interest Expense. Non-interest expense remained relatively stable at $51.3 million for the nine months ended September 30, 2018, compared to $51.0 million for the nine months ended September 30, 2017.

Income Tax Expense. The Company recorded income tax expense of $7.3 million for the nine months ended September 30, 2018, compared to $11.3 million for the nine months ended September 30, 2017. The effective tax rate for the nine months ended September 30, 2018, was 19.5% compared to 29.9% for the nine months ended September 30, 2017, reflecting the reduction of the federal statutory corporate tax rate to 21% from 35% by the Tax Reform Act, partially offset by lower excess tax benefits. Excess tax benefits were $2.2 million for the current period as compared to $2.3 million for the comparative prior year period. Excess tax benefits will fluctuate throughout the year based on the Company's stock price and timing of employee stock option exercises and vesting of other share-based awards. The Company has approximately 319,000 options outstanding at September 30, 2018, from its 2009 grants which expire on January 30, 2019, at a weighted average price of $7.09 per share and a weighted average grant date fair value of $2.30 per share. To the extent these options are exercised during the remainder of 2018, this will result in additional tax benefits which will have a positive effect on our effective tax rate. The effective tax rate for the nine months ended September 30, 2017, benefited from $1.5 million of tax-exempt income from bank owned life insurance proceeds in excess of the cash surrender value of the policies.

On July 1, 2018, the State of New Jersey enacted legislation that created a temporary surtax effective for tax years 2018 through 2021 and will require companies to file combined tax returns beginning in 2019. The legislation did not result in a material change to our net deferred tax asset or state tax expense in the September 30, 2018 quarter. Management continues to evaluate the effect of this legislation, including the issuance of regulations by the New Jersey Division of Taxation, on our net deferred tax asset and future tax expense.

The following table sets forth average balances, average yields and costs, and certain other information for the periods indicated.

	ANALYSIS OF NET INTEREST INCOME (Dollars in thousands)
	For the Nine Months Ended
	September 30, 2018			September 30, 2017
	Average Outstanding Balance	Interest	Average Yield/ Rate (1)	Average Outstanding Balance	Interest	Average Yield/ Rate (1)
Interest-earning assets:
Loans (2)	$3,169,780	$94,686	3.99%	$3,027,517	$89,085	3.93%
Mortgage-backed securities (3)	524,904	9,269	2.36	431,186	6,791	2.11
Other securities (3)	126,578	2,427	2.56	65,603	905	1.84
Federal Home Loan Bank of New York stock	25,271	1,240	6.56	26,458	1,061	5.36
Interest-earning deposits in financial institutions	69,528	722	1.39	64,164	412	0.86
Total interest-earning assets	3,916,061	108,344	3.70	3,614,928	98,254	3.63
Non-interest-earning assets	241,828			277,263
Total assets	$4,157,889			$3,892,191

Interest-bearing liabilities:
Savings, NOW, and money market accounts	$1,652,683	$7,146	0.58%	$1,717,916	$6,142	0.48%
Certificates of deposit	929,654	11,708	1.68	594,100	5,545	1.25
Total interest-bearing deposits	2,582,337	18,854	0.98	2,312,016	11,687	0.68
Borrowed funds	471,567	6,252	1.77	498,640	5,629	1.51
Total interest-bearing liabilities	3,053,904	25,106	1.10	2,810,656	17,316	0.82
Non-interest bearing deposits	408,116			381,173
Accrued expenses and other liabilities	48,596			64,858
Total liabilities	3,510,616			3,256,688
Stockholders' equity	647,273			635,503
Total liabilities and stockholders' equity	$4,157,889			$3,892,191

Net interest income		$83,238			$80,938
Net interest rate spread (4)			2.60%			2.81%
Net interest-earning assets (5)	$862,157			$804,272
Net interest margin (6)			2.84%			2.99%
Average interest-earning assets to interest-bearing liabilities			128.23%			128.62%

(1)	Average yields and rates are annualized.
(2)	Includes non-accruing loans.
(3)	Securities available-for-sale are reported at amortized cost.
(4)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(5)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(6)	Net interest margin represents net interest income divided by average total interest-earning assets.

Comparison of Operating Results for the Three Months Ended September 30, 2018 and 2017

Net Income. Net income was $9.1 million and $8.1 million for the quarters ended September 30, 2018, and September 30, 2017, respectively. Significant variances from the comparable prior year quarter are as follows: a $572,000 increase in net interest income, an $816,000 increase in the provision for loan losses, a $272,000 increase in non-interest expense, and a $1.4 million decrease in income tax expense.

Interest Income. Interest income increased $4.2 million, or 12.5%, to $37.7 million for the quarter ended September 30, 2018, from $33.5 million for the quarter September 30, 2017, due to an increase in the average balance of interest-earning assets of $370.1 million, or 10.1%, and an eight basis point increase in the yield earned on interest-earning assets. Interest income on loans increased by $2.0 million, primarily attributable to an increase in the average loan balances of $137.4 million, and an eight basis point increase in the average yield on loans. The increase in average loans was primarily due to originated loan growth. The Company accreted interest income related to its PCI loans of $1.0 million for the quarter ended September 30, 2018, as compared to $1.4 million for the quarter ended September 30, 2017. Interest income on loans for the quarter ended September 30, 2018, included loan prepayment income of $367,000, as compared to $366,000 for the quarter ended September 30, 2017. Interest income on securities increased by $2.0 million, attributable to an increase in the average securities balances of $235.9 million as well as a 44 basis point increase in interest rates on securities.

Interest Expense. Interest expense increased $3.6 million, or 58.8%, to $9.8 million for the quarter ended September 30, 2018, from $6.2 million for the quarter ended September 30, 2017. The increase was primarily due to an increase of $3.4 million in interest expense on deposits. The increase in interest expense on deposits was attributed to an increase in the average balance of interest-bearing deposits of $344.4 million, or 14.7%, to $2.68 billion for the quarter ended September 30, 2018, from $2.34 billion for the quarter ended September 30, 2017, and a 41 basis point increase in the cost of interest-bearing deposits to 1.12% for the quarter ended September 30, 2018, as compared to 0.71% for the comparable prior year quarter, due in large part to higher rates offered on savings and certificates of deposit accounts to remain competitive in the rising rate environment.
Net Interest Income. Net interest income for the quarter ended September 30, 2018, increased $572,000, or 2.1%, primarily due to a $370.1 million, or 10.1%, increase in our average interest-earning assets, partially offset by a 22 basis point decrease in our net interest margin to 2.75% from 2.97% for the quarter ended September 30, 2017. The increase in average interest-earning assets was due to increases in average loans outstanding of $137.4 million, average mortgage-backed securities of $152.2 million, and average other securities of $83.7 million, partially offset by decreases of $2.3 million in average interest-earning deposits in financial institutions and $923,000 in average FHLBNY stock. Yields earned on interest-earning assets increased eight basis points to 3.72% for the quarter ended September 30, 2018, from 3.64% for the quarter ended September 30, 2017, driven by higher yields on all asset classes. The cost of interest-bearing liabilities increased 37 basis points to 1.23% for the current quarter as compared to 0.86% for the comparable prior year quarter due to higher rates across all interest-bearing deposits and borrowed funds.

Provision for Loan Losses. The provision for loan losses increased by $816,000 to $1.3 million for the quarter ended September 30, 2018, from $488,000 for the quarter ended September 30, 2017, primarily due to an increase in historical loss rates, driven by the increase in net charge-offs, and a specific reserve recorded on an impaired loan, partially offset by less loan growth in the current quarter as compared to the comparable prior year quarter. Net charge-offs were $499,000 for the quarter ended September 30, 2018, compared to net recoveries of $6,000 for the quarter ended September 30, 2017. The increase in net charge-offs was primarily due to a charge-off of $428,000 on an impaired commercial real estate loan in the current quarter.

Non-interest Income. Non-interest income remained level at $2.6 million for both quarters ended September 30, 2018 and September 30, 2017.

Non-interest Expense. Non-interest expense increased $272,000, or 1.6%, to $17.1 million for the quarter ended September 30, 2018, from $16.8 million for the quarter ended September 30, 2017. The increase was due primarily to increases of $208,000 in occupancy costs, attributed in large part to higher rent expense associated with a new branch office and expanded space in our corporate offices, and $317,000 in professional fees, partially offset by a decrease of $150,000 in employee compensation and benefits.

Income Tax Expense. The Company recorded income tax expense of $3.1 million for the quarter ended September 30, 2018, compared to $4.5 million for the quarter ended September 30, 2017. The effective tax rate for the quarter ended September 30, 2018, was 25.3% compared to 35.8% for the quarter ended September 30, 2017, reflecting the reduction of the federal statutory corporate tax rate to 21% from 35%.

The following table sets forth average balances, average yields and costs, and certain other information for the periods indicated.

	ANALYSIS OF NET INTEREST INCOME (Dollars in thousands)
	For the Three Months Ended
	September 30, 2018			September 30, 2017
	Average Outstanding Balance	Interest	Average Yield/ Rate (1)	Average Outstanding Balance	Interest	Average Yield/ Rate (1)
Interest-earning assets:
Loans (2)	$3,202,616	$32,443	4.02%	$3,065,206	$30,424	3.94%
Mortgage-backed securities (3)	565,783	3,475	2.44	413,627	2,175	2.09
Other securities (3)	160,877	1,104	2.72	77,170	370	1.90
Federal Home Loan Bank of New York stock	25,499	428	6.66	26,422	365	5.48
Interest-earning deposits in financial institutions	69,327	277	1.59	71,606	191	1.06
Total interest-earning assets	4,024,102	37,727	3.72	3,654,031	33,525	3.64
Non-interest-earning assets	244,191			265,652
Total assets	$4,268,293			$3,919,683

Interest-bearing liabilities:
Savings, NOW, and money market accounts	$1,620,562	$2,691	0.66%	$1,686,677	$2,033	0.48%
Certificates of deposit	1,064,005	4,902	1.83	653,512	2,135	1.30
Total interest-bearing deposits	2,684,567	7,593	1.12	2,340,189	4,168	0.71
Borrowed funds	474,773	2,210	1.85	503,240	2,005	1.58
Total interest-bearing liabilities	3,159,340	9,803	1.23	2,843,429	6,173	0.86
Non-interest bearing deposits	404,570			378,191
Accrued expenses and other liabilities	50,527			54,278
Total liabilities	3,614,437			3,275,898
Stockholders' equity	653,856			643,785
Total liabilities and stockholders' equity	$4,268,293			$3,919,683

Net interest income		$27,924			$27,352
Net interest rate spread (4)			2.49%			2.78%
Net interest-earning assets (5)	$864,762			$810,602
Net interest margin (6)			2.75%			2.97%
Average interest-earning assets to interest-bearing liabilities			127.37%			128.51%

(1)	Average yields and rates are annualized.
(2)	Includes non-accruing loans.
(3)	Securities available-for-sale are reported at amortized cost.
(4)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(5)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(6)	Net interest margin represents net interest income divided by average total interest-earning assets.

Asset Quality

Purchased Credit Impaired Loans

PCI loans are recorded at estimated fair value using discounted expected future cash flows deemed to be collectible on the date acquired. Based on its detailed review of PCI loans and experience in loan workouts, management believes it has a reasonable expectation about the amount and timing of future cash flows and accordingly has classified PCI loans ($20.5 million at September 30, 2018 and $22.7 million at December 31, 2017) as accruing, even though they may be contractually past due. At September 30, 2018, 11.7% of PCI loans were past due 30 to 89 days, and 23.9% were past due 90 days or more, as compared to 10.8% and 17.1%, respectively, at December 31, 2017.

Originated and Acquired loans

The following table details total originated and acquired (including held-for-sale, but excluding PCI) non-accruing loans, non-performing loans, non-performing assets, troubled debt restructurings (TDRs) on which interest is accruing, and accruing loans 30 to 89 days delinquent at September 30, 2018, and December 31, 2017 (dollars in thousands):

	September 30, 2018	December 31, 2017
Non-accrual loans:
Held-for-investment
Real estate loans:
Commercial	$8,128	$4,087
One-to-four family residential	1,140	774
Multifamily	567	417
Home equity and lines of credit	152	156
Commercial and industrial	—	74
Total non-accrual loans	9,987	5,508
Loans delinquent 90 days or more and still accruing:
Held-for-investment
Real estate loans:
One-to-four family residential	33	27
Other	—	1
Total loans delinquent 90 days or more and still accruing	33	28
Total non-performing loans	10,020	5,536
Other real estate owned	—	850
Total non-performing assets	$10,020	$6,386
Non-performing loans to total loans	0.31%	0.18%
Non-performing assets to total assets	0.23%	0.16%
Loans subject to restructuring agreements and still accruing	$16,575	$18,003
Accruing loans 30 to 89 days delinquent	$11,926	$12,044

The increase in non-accrual loans was primarily attributable to two commercial real estate loans totaling approximately $4.0 million (one originated loan with a balance of $1.1 million and one acquired loan with a balance of $2.9 million) being placed on non-accrual status during the third quarter of 2018. The originated loan collateral consists of a funeral home located in New Jersey and the acquired loan collateral consists of a religious school and administrative offices located in New Jersey. The loans have been individually evaluated for impairment and no specific reserve was deemed necessary as the loans are adequately secured by collateral with an aggregate fair value of approximately $5.2 million (originated loan collateral of $1.5 million and acquired loan collateral of $3.7 million).

Accruing Loans 30 to 89 Days Delinquent

Loans 30 to 89 days delinquent and on accrual status totaled $11.9 million and $12.0 million at September 30, 2018 and December 31, 2017, respectively. The following table sets forth delinquencies for accruing loans by type and by amount at September 30, 2018 and December 31, 2017 (in thousands):

	September 30, 2018	December 31, 2017
Held-for-investment
Real estate loans:
Commercial	$3,810	$4,347
One-to-four family residential	5,623	4,162
Multifamily	2,117	3,298
Construction and land	—	6
Home equity and lines of credit	80	—
Commercial and industrial loans	296	202
Other loans	—	29
Total delinquent accruing loans	$11,926	$12,044

Loans Subject to TDR Agreements

Included in non-accruing loans are loans subject to TDR agreements totaling $519,000 and $251,000 at September 30, 2018 and December 31, 2017, respectively. At September 30, 2018, all of the non-accruing TDRs were performing in accordance with their restructured terms. At December 31, 2017, there was one non-accruing TDR that was not performing in accordance with its restructured terms; a one one-to-four family residential loan which was over 90 days delinquent and collateralized by real estate with a recent appraised value of $629,000.

The Company also holds loans subject to restructuring agreements that are on accrual status totaling $16.6 million and $18.0 million at September 30, 2018 and December 31, 2017, respectively. At September 30, 2018 and December 31, 2017, all of the accruing TDR loans were performing in accordance with their restructured terms. Generally, types of concessions that we make to troubled borrowers include both temporary and permanent reductions to interest rates, extension of payment terms, and, to a lesser extent, forgiveness of principal and interest.

The following table details the amounts and categories of the loans subject to restructuring agreements by loan type as of September 30, 2018 and December 31, 2017 (in thousands):

	September 30, 2018		December 31, 2017
	Non-Accruing	Accruing	Non-Accruing	Accruing
TDRs:
Real estate loans:
Commercial	$—	$12,819	$—	$13,272
One-to-four family residential	367	2,346	251	3,135
Multifamily	152	1,271	—	1,440
Home equity and lines of credit	—	63	—	69
Commercial and industrial loans	—	76	—	87
	$519	$16,575	$251	$18,003

Liquidity and Capital Resources
Liquidity. The objective of our liquidity management is to ensure the availability of sufficient funds to meet financial commitments and to take advantage of lending and investment opportunities. The Bank manages liquidity in order to meet deposit withdrawals on demand or at contractual maturity, to repay borrowings as they mature, and to fund new loans and investments as opportunities arise.
The Bank's primary sources of funds are deposits, principal and interest payments on loans and securities, borrowed funds, the proceeds from maturing securities and short-term investments, and to a lesser extent, proceeds from the sales of loans and securities and wholesale borrowings. The scheduled amortization of loans and securities, as well as proceeds from borrowed funds, are predictable sources of funds. Other funding sources, however, such as deposit inflows and loan prepayments are greatly influenced by market interest rates, economic conditions, and competition. The Bank is a member of the FHLBNY, which provides an additional source of short-term and long-term funding. The Bank also has short-term borrowing capabilities with the Federal Reserve Bank of New York. The Bank’s borrowed funds, excluding capitalized lease obligations and floating rate advances, were $435.6 million at September 30, 2018, and had a weighted average interest rate of 1.93%. A total of $155.6 million of these borrowings will mature in less than one year. Borrowed funds, excluding capitalized lease obligations, floating rate advances, and overnight line of credit, were $466.2 million at December 31, 2017. The Bank has the ability to obtain additional funding from the FHLB and Federal Reserve Bank of New York's discount window of approximately $1.15 billion utilizing unencumbered securities of $395.6 million and loans of $764.4 million at September 30, 2018. The Bank expects to have sufficient funds available to meet current commitments in the normal course of business.

Northfield Bancorp, Inc. (standalone) is a separate legal entity from the Bank and must provide for its own liquidity to pay dividends, repurchase its stock, and for other corporate purposes. Northfield Bancorp, Inc.'s primary source of liquidity is dividend payments from the Bank. At September 30, 2018, Northfield Bancorp, Inc. (standalone) had liquid assets of $10.9 million.

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

At September 30, 2018 and December 31, 2017, as set forth in the following table, both the Bank and Northfield Bancorp, Inc. exceeded all of the regulatory capital requirements to which they were subject at such dates.

	Northfield Bank	Northfield Bancorp, Inc.	For Capital Adequacy Purposes (1)	For Well Capitalized Under Prompt Corrective Action Provisions
As of September 30, 2018:
Common equity Tier 1 capital (to risk-weighted assets)	16.47%	17.48%	6.375%	6.50%
Tier 1 leverage	14.01%	14.86%	4.000%	5.00%
Tier I capital (to risk-weighted assets)	16.47%	17.48%	7.875%	8.00%
Total capital (to risk-weighted assets)	17.25%	18.26%	9.875%	10.00%
As of December 31, 2017:
Common equity Tier 1 capital (to risk-weighted assets)	16.70%	18.02%	5.750%	6.50%
Tier 1 leverage	14.15%	15.27%	4.000%	5.00%
Tier I capital (to risk-weighted assets)	16.70%	18.02%	7.250%	8.00%
Total capital (to risk-weighted assets)	17.49%	18.81%	9.250%	10.00%

(1) Includes capital conservation buffer at September 30, 2018 and December 31, 2017.
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
The following table shows the contractual obligations of the Company by expected payment period as of September 30, 2018 (in thousands):

Contractual Obligations	Total	Less than One Year		One to less than Three Years	Three to less than Five Years	More than Five Years
Debt obligations (excluding capitalized leases)	$441,081	$161,081	(1)	$160,000	$107,500	$12,500
Commitments to originate loans	50,442	50,442		—	—	—
Commitments to fund unused lines of credit	109,326	109,326		—	—	—

(1) Includes $5.5 million of floating rate advances.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Management of Market Risk
General.  A majority of our assets and liabilities are monetary in nature. Consequently, our most significant form of market risk is interest rate risk. Our assets, consisting primarily of mortgage-related securities and loans, generally have longer maturities than our liabilities, which consist primarily of deposits and wholesale borrowings. As a result, a principal part of our business strategy involves managing interest rate risk and limiting the exposure of our net interest income to changes in market interest rates. Accordingly, our board of directors has established a Management Asset-Liability Committee, comprised of our SVP & Chief Investment Officer and Treasurer, who chairs this Committee, our President and Chief Executive Officer, our EVP & Chief Administrative Officer, EVP & Chief Financial Officer, EVP & Chief Lending Officer, EVP Operations, EVP & Director of Business Development and SVP & Director of Marketing, and other officers and staff as necessary or appropriate to manage interest rate risk. This committee is responsible for, among other things, evaluating the interest rate risk inherent in our assets and liabilities, for recommending to the risk management committee of our board of directors the level of risk that is appropriate given our business strategy, operating environment, capital, liquidity and performance objectives, and for managing this risk consistent with the guidelines approved by the board of directors.

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

The following tables set forth, as of September 30, 2018 and December 31, 2017, our calculation of the estimated changes in our NPV, NPV ratio, and percent change in net interest income that would result from the designated instantaneous and sustained changes in interest rates (dollars in thousands).  Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments and deposit repricing characteristics including decay rates, and correlations to movements in interest rates, and should not be relied on as indicative of actual results.

	NPV at September 30, 2018
Change in Interest Rates (basis points)	Estimated Present Value of Assets	Estimated Present Value of Liabilities	Estimated NPV	Estimated Change In NPV	Estimated Change in NPV %	Estimated NPV/Present Value of Assets Ratio	Next 12 Months Net Interest Income Percent Change	Months 13-24 Net Interest Income Percent Change
+400	$3,910,546	$3,192,993	$717,553	$(162,039)	(18.42)%	18.35%	(13.89)%	(5.14)%
+300	4,005,344	3,249,689	755,655	(123,937)	(14.09)	18.87	(10.38)	(3.79)
+200	4,106,727	3,308,255	798,472	(81,120)	(9.22)	19.44	(6.67)	(2.04)
+100	4,209,326	3,369,422	839,904	(39,688)	(4.51)	19.95	(3.17)	(0.70)
—	4,313,737	3,434,145	879,592	—	—	20.39	—	—
(100)	4,418,438	3,505,901	912,537	32,945	3.75	20.65	1.38	(0.38)
(200)	4,522,818	3,583,243	939,575	59,983	6.82	20.77	0.62	(1.90)

	NPV at December 31, 2017
Change in Interest Rates (basis points)	Estimated Present Value of Assets	Estimated Present Value of Liabilities	Estimated NPV	Estimated Change In NPV	Estimated Change in NPV %	Estimated NPV/Present Value of Assets Ratio	Next 12 Months Net Interest Income Percent Change	Months 13-24 Net Interest Income Percent Change
400	$3,637,558	$2,979,633	$657,925	$(171,778)	(20.70)%	18.09%	(10.35)%	(0.70)%
300	3,730,853	3,032,696	698,157	(131,546)	(15.85)	18.71	(7.59)	(0.37)
200	3,832,498	3,088,081	744,417	(85,286)	(10.28)	19.42	(4.67)	0.46
100	3,933,263	3,145,932	787,331	(42,372)	(5.11)	20.02	(2.20)	0.47
—	4,036,107	3,206,404	829,703	—	—	20.56	—	—
(100)	4,138,762	3,275,424	863,338	33,635	4.05	20.86	1.21	0.22
(200)	4,244,864	3,347,146	897,718	68,015	8.20	21.15	0.21	(0.56)

At September 30, 2018, in the event of a 200 basis point decrease in interest rates, we would experience a 6.82% increase in estimated net portfolio value and a 0.62% increase in net interest income in year one and a 1.90% decrease in net interest income in year two. In the event of a 400 basis point increase in interest rates, we would experience an 18.42% decrease in estimated net portfolio value and a 13.89% decrease in net interest income in year one and a 5.14% decrease in net interest income in year two. Our policies provide that, in the event of a 200 basis point decrease or less in interest rates, our net present value ratio should decrease by no more than 300 basis points and 10%, and in the event of a 400 basis point increase or less, our net present value should decrease by no more than 475 basis points and 35%. In the event of a 200 basis point decrease or less, our projected net interest income should decrease by no more than 10% in year one, and in the event of a 400 basis point increase or less, our projected net interest income should decrease by no more than 30% in year one and 22% in year two. However, when the federal funds rate is low and negative rate shocks do not produce meaningful results, management may temporarily suspend use of guidelines for negative interest rate shocks. At September 30, 2018, we were in compliance with all board approved policies with respect to interest rate risk management.

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

ITEM 4.    CONTROLS AND PROCEDURES
An evaluation was performed under the supervision and with the participation of the Company’s management, including the President and Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of September 30, 2018.  Based on that evaluation, the Company’s management, including the President and Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

During the three months ended September 30, 2018, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

ITEM 1.     LEGAL PROCEEDINGS
The Company and subsidiaries are subject to various legal actions arising in the normal course of business.  In the opinion of management, the resolution of these legal actions is not expected to have a material adverse effect on the Company’s consolidated financial condition or results of operations.

ITEM 1A.  RISK FACTORS
During the quarter ended September 30, 2018, there have been no material changes to the risk factors as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, as filed with the Securities and Exchange Commission.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	Unregistered Sale of Equity Securities. There were no sales of unregistered securities during the period covered by this report.

(b)	Use of Proceeds. Not applicable.

(c)	Repurchases of Our Equity Securities.
The Company did not repurchase any of its common stock during the three months ended September 30, 2018. The previously adopted repurchase program permitted $185.0 million shares of common stock to be repurchased in open market or private transactions, through block trades, and pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities and Exchange Commission. There were no shares remaining to be purchased at September 30, 2018.

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
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Statements of Changes in Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTHFIELD BANCORP, INC.
(Registrant)

Date: November 9, 2018

/s/ Steven M. Klein
Steven M. Klein
President and Chief Executive Officer

/s/ William R. Jacobs
William R. Jacobs
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)