Form 10-K
period 2018-12-31
Northfield Bancorp, Inc.
filed 2019-03-01
CIK 1493225

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2018
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
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☒    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☒   No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No     ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, computed by reference to price at which the common equity was last sold on June 30, 2018 was $717,731,376.
As of February 22, 2019, there were outstanding 49,773,796 shares of the registrant’s common stock.
DOCUMENTS INCORPORATED BY REFERENCE
Certain portions of the registrant’s Definitive Proxy Statement (the 2019 Proxy Statement) for the 2019 Annual Meeting of the Stockholders to be held May 22, 2019, will be incorporated by reference in Part III. The 2019 Proxy Statement will be filed within 120 days of December 31, 2018.

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

•	technological changes that may be more difficult or expensive than expected;

•	changes in our organization, compensation, and benefit plans;

•	changes in the level of government support for housing finance;

•	changes in monetary or fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board (“FRB”);

•	the ability of third-party providers to perform their obligations to us;

•	the ability of the U.S. Government to manage federal debt limits;

•	the effects of any U.S. Government shutdowns;

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

Northfield Bancorp, Inc. is subject to comprehensive regulation and examination by the Board of Governors of the FRB.

Northfield Bancorp, Inc.’s main office is located at 581 Main Street, Suite 810, Woodbridge, New Jersey 07095, and its telephone number at this address is (732) 499-7200. The Company's electronic filings with the Securities and Exchange Commission, including copies of annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to these filings, if any, are available, free of charge, as soon as practicable after they are filed with the Securities and Exchange Commission under the Investor Relations section of the Company's website, www.eNorthfield.com, and on the Securities and Exchange Commission website, www.sec.gov. Information on these websites is not and should not be considered to be a part of this annual report on Form 10-K.

Northfield Bank

Northfield Bank was organized in 1887 and is a federally chartered savings bank. Northfield Bank conducts business from its operations center located in Woodbridge, New Jersey, its home office located in Staten Island, New York, its 39 additional branch offices located in New York and New Jersey, and a lending office located in Brooklyn, New York. The branch offices are located in Staten Island, Brooklyn, and the New Jersey counties of Hunterdon, Mercer, Middlesex, and Union. Northfield Bank also offers select loan and deposit products through the internet.

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

Northfield Bank’s main office is located at 1731 Victory Boulevard, Staten Island, New York 10314, and its telephone number at this address is (718) 448-1000. Its website address is www.eNorthfield.com. Information on this website is not and should not be considered to be a part of this annual report on Form 10-K.

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

We face intense competition in our market areas both in making loans and attracting deposits. Our market areas have a high concentration of financial institutions, including large money center and regional banks, non-traditional banks, community banks, and credit unions. We face additional competition for deposits from money market funds, brokerage firms, mutual funds, and insurance companies. Some of our competitors offer products and services that we do not offer, such as trust services and private banking. In addition, competition has further intensified as a result of advances in technology and product delivery systems, and we face strong competition for our borrowers, depositors, and other customers from Financial Technology (“Fintech”) companies that provide innovative web-based solutions to traditional retail banking services and products. Fintech companies tend to have stronger operating efficiencies and less regulatory burdens than traditional banks.

Our deposit sources are primarily concentrated in the communities surrounding our branch offices in the New York counties of Richmond (Staten Island) and Kings (Brooklyn), and Hunterdon, Mercer, Middlesex and Union counties in New Jersey. As of June 30, 2018 (the latest date for which information is publicly available), we ranked fourth in deposit market share for Federal Deposit Insurance Corporation (“FDIC”) Insured Institutions in Staten Island with a 10.93% market share. As of that date, we had a 0.68% deposit market share in Brooklyn, New York, and a combined deposit market share of 1.42% in the Hunterdon, Mercer, Middlesex and Union counties in New Jersey.

The following table sets forth the unemployment rates for the communities we serve and the national average for the last five years, as published by the Bureau of Labor Statistics:

	Unemployment Rate At December 31,
	2018	2017	2016	2015	2014
Hunterdon County, NJ	2.8%	3.1%	3.1%	3.3%	4.2%
Middlesex County, NJ	3.1	3.5	3.6	3.9	5.2
Mercer County, NJ	3.1	3.6	3.5	3.8	5.1
Union County, NJ	3.7	4.2	4.3	4.7	6.2
Richmond County, NY	3.9	3.8	4.4	5.2	6.3
Kings County, NY	4.0	4.0	4.5	5.3	6.4
National Average	3.6	4.1	4.7	5.0	5.6

The following table sets forth median household income at December 31, 2018 and 2017, for the communities we serve, as published by the U.S. Census Bureau:

	Median Household Income
	At December 31,
	2018	2017
Hunterdon County, NJ	$111,743	$112,337
Middlesex County, NJ	82,945	84,008
Mercer County, NJ	77,984	76,922
Union County, NJ	76,739	72,505
Richmond County, NY	77,303	73,481
Kings County, NY	57,227	50,530
National Average	61,045	57,462

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

From time-to-time, we also participate in loans, sometimes as the “lead lender”, which may not necessarily be in our primary lending areas. Whether we are the lead lender or not, we underwrite our participation portion of the loan according to our own underwriting criteria and procedures. At December 31, 2018 and 2017, we had $95.5 million and $61.1 million, respectively, of loan participation interests. All loan participations are secured by real estate that adheres to our loan policies. At December 31, 2018, all participation loans were performing in accordance with their terms.

Loans acquired in an assisted transaction with the FDIC in 2011, and in the mergers with Flatbush Federal Bancorp, Inc. (2012) and Hopewell Valley (2016), with deteriorated credit quality, herein referred to as purchased credit-impaired (“PCI”) loans, have a carrying value of $20.1 million at December 31, 2018. The accounting and reporting for these loans differs substantially from those loans originated and classified as held-for-investment. For purposes of reporting, discussion and analysis, management has classified its loan portfolio into three categories: (1) PCI loans, which are held-for-investment, and initially valued at estimated fair value on the date of acquisition, with no initial related allowance for loan losses, (2) originated loans held-for-investment, which are carried at amortized cost, less net charge-offs and the allowance for loan losses, and (3) acquired loans with no evidence of credit deterioration, which are held-for-investment, and initially valued at an estimated fair value on the date of acquisition, with no initial related allowance for loan losses. PCI and acquired loans are periodically evaluated for impairment after their initial valuation and, if determined to be impaired, could have an associated allowance for loan losses.

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

In underwriting a loan secured by real property, we require an appraisal of the property by an independent licensed or certified appraiser approved by our Board of Directors. The appraisals of multifamily and other commercial real estate properties are also reviewed by an independent appraisal management firm. We review and inspect properties before disbursement of funds during the term of a construction loan. Generally, management obtains updated appraisals when a loan is deemed impaired. These appraisals may be more limited than those prepared for the underwriting of a new loan. In addition, when we acquire other real estate owned, we generally obtain a current appraisal to substantiate the net carrying value of the asset.

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

Loan Portfolio Composition. The following table sets forth the composition of our loan portfolio, by type of loan, at the dates indicated.

	At December 31,
	2018		2017		2016		2015		2014
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Loans originated:
Real estate loans:
Multifamily	$1,930,535	59.62%	$1,735,712	55.38%	$1,506,335	50.86%	$1,318,461	55.66%	$1,072,193	55.31%
Commercial	499,311	15.42	445,225	14.20	412,667	13.93	402,073	16.97	390,288	20.13
One-to-four family residential	91,371	2.82	100,942	3.22	105,968	3.58	98,332	4.15	74,401	3.84
Home equity and lines of credit	78,593	2.43	66,254	2.11	65,437	2.21	61,413	2.59	54,533	2.81
Construction and land	26,552	0.82	34,545	1.10	14,065	0.47	18,652	0.79	21,412	1.10
Commercial and industrial loans	44,104	1.36	34,828	1.11	31,906	1.08	25,554	1.08	12,945	0.67
Other loans	1,519	0.04	1,430	0.05	1,497	0.05	2,256	0.10	2,157	0.12
Total loans originated	2,671,985	82.51	2,418,936	77.17	2,137,875	72.18	1,926,741	81.34	1,627,929	83.98
PCI loans	20,143	0.62	22,741	0.73	30,498	1.03	33,115	1.40	44,816	2.31
Loans acquired:
Real estate loans:
One-to-four family residential	225,877	6.98	275,053	8.78	317,639	10.73	330,672	13.96	234,478	12.10
Multifamily	145,485	4.49	199,149	6.35	215,389	7.27	64,779	2.73	18,844	0.97
Commercial	133,263	4.12	163,962	5.23	188,001	6.35	11,160	0.47	11,999	0.62
Home equity and lines of credit	17,583	0.54	20,455	0.65	25,522	0.86	2,404	0.10	—	—
Construction and land	12,003	0.37	17,201	0.55	20,887	0.71	—	—	364	0.02
Commercial and industrial loans	11,933	0.37	16,946	0.54	25,443	0.86	—	—	—	—
Other loans	6	—	37	—	359	0.01	—	—	—	—
Total loans acquired	546,150	16.87	692,803	22.10	793,240	26.79	409,015	17.26	265,685	13.71
Total loans	$3,238,278	100.00%	$3,134,480	100.00%	$2,961,613	100.00%	$2,368,871	100.00%	$1,938,430	100.00%
Other items:
Deferred loan costs (fees), net	6,892		6,339		6,471		4,844		4,565
Allowance for loan losses	(27,497)		(26,160)		(24,595)		(24,770)		(26,292)
Net loans held-for-investment	$3,217,673		$3,114,659		$2,943,489		$2,348,945		$1,916,703

At December 31, 2018, PCI loans consisted of approximately 27% commercial real estate loans and 50% commercial and industrial loans, with the remaining balance in residential and home equity loans. At December 31, 2017, these loans consisted of approximately 27% commercial real estate loans and 50% commercial and industrial loans, with the remaining balance in residential and home equity loans. At December 31, 2016, these loans consisted of approximately 30% commercial real estate loans and 48% commercial and industrial loans, with the remaining balance in residential and home equity loans. At December 31, 2015, these loans consisted of approximately 28% commercial real estate loans and 52% commercial and industrial loans, with the remaining balance in residential and home equity loans. At December 31, 2014, these loans consisted of approximately 33% commercial real estate loans and 53% commercial and industrial loans, with the remaining balance in residential and home equity loans.

Loan Portfolio Maturities.  The following tables summarize the scheduled repayments of our loan portfolio and weighted average contractual rate by loan type at December 31, 2018. Demand loans (loans having no stated repayment schedule or maturity) and overdraft loans are reported as being due in the year ending December 31, 2019. Maturities are based on the final contractual payment date and do not reflect the effect of prepayments, repricing and scheduled principal amortization.

	Originated Loans
	Multifamily		Commercial Real Estate		One-to-Four Family Residential		Home Equity and Lines of Credit
	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in thousands)
Due during the years ending December 31,
2019	$250	6.50%	$1,840	6.54%	$134	4.35%	$148	3.43%
2020	4	7.00%	33,859	5.51%	279	6.57%	369	3.50%
2021	259	6.19%	2,399	4.24%	2	6.50%	454	3.93%
2022 to 2023	24,100	3.54%	3,732	4.73%	605	5.01%	3,974	3.44%
2024 to 2028	67,257	3.95%	68,870	4.45%	2,707	4.36%	17,617	3.81%
2029 to 2033	89,470	4.35%	76,218	4.70%	9,618	4.50%	19,700	4.12%
2034 and beyond	1,749,195	3.68%	312,393	4.16%	78,026	3.95%	36,331	4.68%
Total	$1,930,535	3.72%	$499,311	4.39%	$91,371	4.04%	$78,593	4.27%

	Construction and Land		Commercial and Industrial		Other
	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in thousands)
Due during the years ending December 31,
2019	$14,118	6.27%	$19,346	5.43%	$1,354	0.01%
2020	5,431	6.50%	3,707	6.08%	16	10.54%
2021	5	5.25%	5,052	4.84%	9	12.00%
2022 to 2023	1,063	4.71%	6,390	4.61%	6	12.00%
2024 to 2028	97	5.00%	9,098	5.09%	82	6.00%
2029 to 2033	3,541	3.50%	462	4.73%	—	—%
2034 and beyond	2,297	4.72%	49	5.71%	52	4.76%
Total	$26,552	5.75%	$44,104	5.22%	$1,519	0.73%

	Acquired Loans
	One-to-Four-Family Residential		Multifamily		Commercial Real Estate		Home Equity and Lines of Credit
	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in thousands)
Due during the years ending December 31,
2019	$2,251	5.23%	$5,993	3.34%	$5,482	7.85%	$906	5.47%
2020	86	4.68%	52	7.75%	1,695	5.14%	478	4.00%
2021	136	6.11%	—	—%	2,153	5.00%	99	6.25%
2022 to 2023	617	5.64%	7,248	3.36%	3,556	5.85%	952	5.79%
2024 to 2028	7,704	3.92%	129,384	3.27%	23,225	4.78%	5,400	5.57%
2029 to 2033	10,356	5.25%	560	6.17%	22,316	4.91%	7,681	5.45%
2034 and beyond	204,727	2.90%	2,248	4.28%	74,836	5.01%	2,067	4.30%
Total	$225,877	3.08%	$145,485	3.31%	$133,263	5.09%	$17,583	5.34%

	Acquired Loans (continued)
	Commercial and Industrial		Construction and Land		Other
	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in thousands)
Due during the years ending December 31,
2019	$2,704	6.16%	$2,164	6.66%	$6	16.38%
2020	541	4.99%	—	—%	—	—%
2021	1,081	4.92%	—	—%	—	—%
2022 to 2023	2,164	5.30%	610	5.50%	—	—%
2024 to 2028	1,594	5.14%	4,009	4.75%	—	—%
2029 to 2033	193	4.98%	—	—%	—	—%
2034 and beyond	3,656	4.47%	5,220	5.44%	—	—%
Total	$11,933	5.17%	$12,003	5.43%	$6	16.38%

	PCI loans		Total Loans
	Amount	Weighted Average Rate(1)	Amount	Weighted Average Rate
	(Dollars in thousands)
Due during the years ending December 31,
2019	$4,453	26.06%	$61,149	7.12%
2020	366	22.46%	46,883	5.76%
2021	1,061	19.41%	12,710	6.00%
2022 to 2023	1,725	18.91%	56,742	4.51%
2024 to 2028	1,272	31.26%	338,316	4.02%
2029 to 2033	8,727	17.93%	248,842	5.04%
2034 and beyond	2,539	13.02%	2,473,636	3.76%
Total	$20,143	20.19%	$3,238,278	4.00%

(1) Represents estimated accretable yield.

    The following table summarizes fixed- and adjustable-rate loans at December 31, 2018, that are contractually due after December 31, 2019:

	Due After December 31, 2019
	Fixed Rate	Adjustable Rate	Total
	(Dollars in thousands)
Real estate loans:
Multifamily	$120,976	$1,809,309	$1,930,285
Commercial	64,860	432,611	497,471
One-to-four family residential	19,570	71,667	91,237
Construction and land	1,100	11,334	12,434
Home equity and lines of credit	48,621	29,824	78,445
Commercial and industrial loans	16,861	7,897	24,758
Other loans	165	—	165
PCI loans	3,039	12,651	15,690
Acquired loans	234,027	292,617	526,644
Total loans	$509,219	$2,667,910	$3,177,129

At December 31, 2018, the Company had a total of $2.47 billion in loans due to mature in 2034 and beyond, of which $115.8 million, or 4.68%, are fixed rate loans.

Multifamily Real Estate Loans. Originated loans secured by multifamily properties totaled approximately $1.93 billion, or 59.6% of our total loan portfolio, at December 31, 2018. We include in this category properties having more than four residential units and a business or businesses where the majority of space is utilized for residential purposes, which we refer to as mixed-use. At December 31, 2018, we had 951 originated multifamily real estate loans, with an average loan balance of approximately $2.3 million, although there are a large number of loans with balances substantially greater than this average. At December 31, 2018, our largest multifamily real estate loan had a principal balance of $30.2 million, was secured by four apartment buildings located in Staten Island, New York, and was performing in accordance with its original contractual terms. Substantially all of our multifamily real estate loans are secured by properties located in our primary market areas and eastern Pennsylvania.

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

In underwriting multifamily real estate loans, we consider a number of factors, including the ratio of the projected net cash flow to the loan’s debt service requirement (generally requiring a minimum ratio of 120%, computed after deduction for a vacancy factor and property expenses we deem appropriate), the age and condition of the collateral, the financial resources and income of the sponsor, and the sponsor’s experience in owning or managing similar properties. Multifamily real estate loans generally are originated in amounts up to the lesser of 75% of the appraised value or the purchase price of the property securing the loan. We require title insurance, fire and extended coverage casualty insurance, and, if appropriate, flood insurance up to the regulatory required maximum in order to protect our security interest in the underlying property.  Although a significant portion of our multifamily real estate loans are referred to us by third-party loan brokers, we underwrite all multifamily real estate loans in accordance with our underwriting standards. Due to competitor considerations, as is customary in our marketplace, we typically do not obtain personal guarantees of the principals on multifamily real estate loans, except when warranted.
The repayment of loans secured by multifamily real estate properties typically depends on the successful operation of the property. If the cash flow from the property is reduced, or interest payments on the loan increase, the borrower’s ability to repay the loan may be impaired.

In a ruling that was contrary to a 1996 advisory opinion from the New York State Division of Housing and Community Renewal that owners of housing units who benefited from the receipt of “J-51” tax incentives under the Rent Stabilization Law are eligible to decontrol apartments, the New York State Court of Appeals ruled in 2009, that residential housing units located in two major housing complexes in New York City had been illegally decontrolled by the current and previous property owners. This ruling may subject other property owners that have previously or are currently benefiting from a J-51 tax incentive to litigation, possibly resulting in a significant reduction to property cash flows. Based on management’s assessment of our multifamily loan portfolio, we believe that six loans may be affected by the ruling regarding J-51. These loans had an aggregate principal balance of $51.2 million at December 31, 2018, and were all performing in accordance with their original contractual terms at that date.

The following table summarizes our variable-interest multifamily loan repricing (including originated and acquired loans, excluding PCI loans) at December 31, 2018:

	Amount	Weighted Average Rate
	(Dollars in thousands)
2019	$54,711	3.76%
2020	159,371	3.48%
2021	217,222	3.56%
2022 to 2023	772,984	3.62%
2024 to 2028	623,061	3.89%
2029 to 2033	13,322	4.05%
	$1,840,671	3.70%

Commercial Real Estate Loans.  Originated commercial real estate loans (other than multifamily real estate loans) totaled $499.3 million, or 15.4% of our loan portfolio as of December 31, 2018. At December 31, 2018, our originated commercial real estate loan portfolio consisted of 392 loans with an average loan balance of approximately $1.3 million, although there are a large number of loans with balances substantially greater than this average. At December 31, 2018, our largest commercial real estate loan (in which we have a 38.7% participation interest) had a principal balance of $23.8 million, was secured by a full service hotel in New York, and was performing in accordance with its original contractual terms. Substantially all of our commercial real estate loans are secured by properties located in our primary market areas.

The following table sets forth the property types collateralizing our originated commercial real estate loans as of December 31, 2018:

	At December 31, 2018
	Amount	Percent
	(Dollars in thousands)
Mixed use (majority of space is non-residential)	$131,287	26.3%
Retail	103,702	20.8
Office buildings	94,322	18.9
Warehousing	14,012	2.8
Accommodations	57,941	11.6
Services	18,246	3.7
Healthcare facilities	49,153	9.8
Manufacturing	3,772	0.8
Restaurant	6,015	1.2
Schools/day care	5,458	1.1
Recreational	3,105	0.6
Other	12,298	2.4
	$499,311	100.0%

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

Construction and Land Loans. At December 31, 2018, originated construction and land loans totaled $26.6 million, or 0.8% of total loans receivable, and the additional unadvanced portion of these construction loans totaled $52.4 million. At December 31, 2018, we had 38 originated construction and land loans with an average loan balance of approximately $700,000 and our largest construction and land loan had a principal balance of $3.8 million, and is secured by a 108 unit town home development in New Jersey. At December 31, 2018, this loan was performing in accordance with its original contractual terms. On December 31, 2018, the Company originated a $50 million commercial construction loan in Staten Island, New York, and sold a 40% interest to another bank. No advances had been made on this loan at December 31, 2018.

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

Commercial and Industrial Loans. At December 31, 2018, originated commercial and industrial loans totaled $44.1 million or 1.4% of the total loan portfolio and the additional unadvanced portion of these commercial and industrial loans totaled $20.2 million. As of December 31, 2018, we had 215 originated commercial and industrial loans with an average loan balance of approximately $206,000, although we originate these types of loans in amounts substantially greater than this average. At December 31, 2018, our largest commercial and industrial loan had a principal balance of $10.0 million and was performing in accordance with its original contractual terms.

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

One-to-Four Family Residential Real Estate Loans. At December 31, 2018, we had 258 originated one-to-four family residential real estate loans outstanding with an aggregate balance of $91.4 million, or 2.8% of our total loan portfolio. As of December 31, 2018, the average balance of originated one-to-four family residential real estate loans was approximately $357,000, although we have originated these types of loan in amounts substantially greater than this average. At December 31, 2018, our largest loan of this type had a principal balance of $4.7 million, was collateralized by 48 two-bedroom individual condominiums, each with a separate assessment, and was performing in accordance with its original contractual terms. We no longer offer loans secured by owner-occupied, one-to-four family residential real estate loans, but may purchase them from time-to-time to meet our Community Reinvestment Act obligations.

Historically, we have not offered “interest-only” mortgage loans on one-to-four family residential real estate properties, where the borrower pays interest for an initial period, after which the loan converts to a fully amortizing loan. However, since 2014 we have purchased pools of one-to-four family residential real estate loans, a substantial amount of which are interest-only mortgage loans. For further details on these purchases, see the “Acquired Loans” discussion below. We also historically have not offered loans that provide for negative amortization of principal, such as “Option ARM” loans, where the borrower can pay less than the interest owed on the loan, resulting in an increased principal balance during the life of the loan.

Home Equity Loans and Lines of Credit. At December 31, 2018, we had 1,396 originated home equity loans and lines of credit with an aggregate outstanding balance of $78.6 million, or 2.4% of our total loan portfolio. Of this total, outstanding home equity lines of credit totaled $29.8 million, or 1.0%, of our total loan portfolio and home equity loans totaled $48.8 million, or 1.5%, of our total loan portfolio. At December 31, 2018, the average originated home equity loan and line of credit balance was approximately $58,000, although we originate these types of loans in amounts substantially greater than this average. At December 31, 2018, our largest outstanding home equity line of credit was $412,000 and was performing in accordance with its original contractual terms. At December 31, 2018, our largest outstanding home equity loan was $584,000 and was performing in accordance with its original contractual terms.

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

PCI Loans. PCI loans are accounted for in accordance with Accounting Standards Codification (ASC) Subtopic 310-30, “Loans and Debt Securities Acquired with Deteriorated Credit Quality,” since all of these loans were acquired at a discount attributable, at least in part, to credit quality. PCI loans are initially recorded at fair value (as determined by the present value of expected future cash flows) with no valuation allowance (i.e., allowance for loan losses). Under ASC Subtopic 310-30, the PCI loans are aggregated and accounted for as pools of loans based on common risk characteristics. At December 31, 2018, PCI loans had a carrying balance of approximately $20.1 million, or 0.6%, of our total loan portfolio and consisted of approximately 27% commercial real estate loans and 50% commercial and industrial loans, with the remaining balance in residential and home equity loans. At December 31, 2017, PCI loans had a carrying balance of approximately $22.7 million, or 0.7%, of our total loan portfolio and consisted of approximately 27% commercial real estate loans and 50% commercial and industrial loans, with the remaining balance in residential and home equity loans.

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

Acquired Loans. Loans acquired, with no evidence of credit deterioration, are held-for-investment and initially valued at estimated fair value on the date of acquisition, with no initial related allowance for loan losses. These loans are evaluated for impairment on a quarterly basis as part of our analysis of the allowance for loan losses. At December 31, 2018, acquired loans totaled $546.2 million and consisted of approximately 41% one-to-four family residential loans, 27% multifamily loans, and 24% commercial real estate loans, with the remaining balance in home equity, construction and land, and commercial and industrial loans. At December 31, 2017, acquired loans totaled $692.8 million and consisted of approximately 40% one-to-four family residential loans, 29% multifamily loans, and 24% commercial real estate loans, with the remaining balance in home equity, construction and land, and commercial and industrial loans.

During 2018, the Company purchased loan pools consisting primarily of one-to-four family residential loans totaling $37.5 million. The following table provides the details of the loans purchased during the year ended December 31, 2018 (dollars in thousands):

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

Non-Performing and Restructured Loans (excluding PCI Loans).  The table below sets forth the amounts and categories of our non-performing assets at the dates indicated. At December 31, 2018, 2017, 2016, 2015, and 2014, we had TDRs of $513,000, $251,000, $1.8 million, $4.4 million and $9.5 million, respectively, which are included in the appropriate categories within non-accrual loans. Additionally, we had $16.4 million, $18.0 million, $20.6 million, $22.3 million and $24.2 million, of TDRs on accrual status at December 31, 2018, 2017, 2016, 2015, and 2014, respectively, which do not appear in the table below. Generally, the types of concessions that we make to troubled borrowers include reductions in interest rates and payment extensions and to a lesser extent interest and principal forgiveness. At December 31, 2018, 74.9% of TDRs were commercial real estate loans, 15.9% were one-to-four family residential loans, 8.4% were multifamily loans, 0.4% were commercial and industrial loans, and 0.4% were home equity loans. At December 31, 2018, loans totaling $1.6 million, or 9.9%, of the $16.4 million accruing TDRs were not performing in accordance with their restructured terms, and one loan totaling $235,000, or 45.8%, of the $513,000 non-accruing TDRs was not performing in accordance with its restructured terms.

	At December 31,
	2018	2017	2016	2015	2014
	(Dollars in thousands)
Non-accrual loans:
Real estate loans:
Commercial	$7,291	$4,087	$5,513	$5,232	$11,164
One-to-four family residential	1,129	774	1,629	2,574	2,205
Construction and land	—	—	—	113	—
Multifamily	566	417	43	559	—
Home equity and lines of credit	151	156	127	329	98
Commercial and industrial loans	25	74	9	—	408
Total non-accrual loans	9,162	5,508	7,321	8,807	13,875
Loans delinquent 90 days or more and still accruing:
Real estate loans:
One-to-four family residential	33	27	52	—	708
Home equity and lines of credit	—	—	8	—	—
Other	—	1	—	—	—
Commercial and industrial loans	—	—	—	15	—
Total loans delinquent 90 days or more and still accruing	33	28	60	15	708
Total non-performing loans	9,195	5,536	7,381	8,822	14,583
Other real estate owned	—	850	850	45	752
Total non-performing assets	$9,195	$6,386	$8,231	$8,867	$15,335
Ratios:
Non-performing loans to total loans held-for-investment, net	0.28%	0.18%	0.25%	0.37%	0.75%
Non-performing assets to total assets	0.21%	0.16%	0.21%	0.28%	0.51%
Total assets	$4,408,432	$3,991,417	$3,850,094	$3,202,584	$3,020,869
Loans held-for-investment, net	$3,245,170	$3,140,819	$2,968,084	$2,373,715	$1,942,995

At December 31, 2018, 10.0% of PCI loans were past due 30 to 89 days, and 23.3% were past due 90 days or more. At December 31, 2017, 10.8% of PCI loans were past due 30 to 89 days, and 17.1% were past due 90 days or more. At December 31, 2016, 6.6% of PCI loans were past due 30 to 89 days, and 19.3% were past due 90 days or more. At December 31, 2015, 7.9% of PCI loans were past due 30 to 89 days, and 21.4% were past due 90 days or more. At December 31, 2014, 7.8% of PCI loans were past due 30 to 89 days, and 24.1% were past due 90 days or more.

The following table sets forth the property types collateralizing non-accrual commercial real estate loans at December 31, 2018:

	At December 31, 2018
	Amount	Percent
	(Dollars in thousands)
Services	$3,967	54.4%
Industrial	977	13.4
Mixed use	1,050	14.4
Office buildings	1,015	13.9
Other	282	3.9
Total	$7,291	100.0%

Other Real Estate Owned. Real estate acquired by us as a result of foreclosure or by deed in lieu of foreclosure is classified as other real estate owned. On the date the property is acquired, it is recorded at the lower of cost or estimated fair value, establishing a new cost basis. Estimated fair value generally represents the sale price a buyer would be willing to pay on the basis of current market conditions, including normal terms from other financial institutions, less the estimated costs to sell the property. Holding costs and declines in estimated fair value result in charges to expense after acquisition. The Company had no other real estate owned at December 31, 2018. At December 31, 2017, other real estate owned consisted of one commercial real estate property with a carrying value of $850,000.

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

Our policies, consistent with regulatory guidelines, provide for the classification of loans and other assets that are considered to be of lesser quality as substandard, doubtful, or loss assets. An asset is classified substandard if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Substandard assets include those assets characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected. Assets classified as doubtful have all of the weaknesses inherent in those classified substandard with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable. Assets (or portions of assets) classified as loss are those considered uncollectible and of such little value that their continuance as assets is not warranted. Assets that do not expose us to risk sufficient to warrant classification in one of the aforementioned categories, but which possess potential weaknesses that deserve our close attention, are designated as special mention. At December 31, 2018, classified assets, excluding loans on non-accrual status, consisted of substandard assets of $22.4 million and no doubtful or loss assets. At December 31, 2018, we also had $9.3 million of assets designated as special mention. At December 31, 2017, classified assets, excluding loans on non-accrual status, consisted of substandard assets of $17.3 million and no doubtful or loss assets. At December 31, 2017, we also had $6.5 million of assets designated as special mention.

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

At December 31, 2018, the Company had $8.6 million of accruing loans that were 30 to 89 days delinquent, as compared to $12.0 million at December 31, 2017.

The following table sets forth the total amounts of delinquencies for accruing loans that were 30 to 89 days past due by type and by amount at the dates indicated:

	December 31,
	2018	2017
	(Dollars in thousands)
Real estate loans:
Commercial	$2,377	$4,347
One-to-four family residential	4,120	4,162
Construction and Land	—	6
Multifamily	2,018	3,298
Commercial and industrial loans	45	202
Other loans	2	29
Total	$8,562	$12,044

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

The following table sets forth activity in our allowance for loan losses for the years indicated:

	At or For the Years Ended December 31,
	2018	2017	2016	2015	2014
	(Dollars in thousands)
Balance at beginning of year	$26,160	$24,595	$24,770	$26,292	$26,037
Charge-offs:
Commercial real estate	(1,256)	(4)	(638)	(1,431)	(103)
One-to-four family residential	(3)	—	(20)	(277)	(58)
Multifamily	—	(184)	(278)	(120)	(7)
Home equity and lines of credit	(60)	(104)	—	(115)	(489)
Commercial and industrial	(70)	(73)	(66)	(71)	(135)
Other	—	—	(2)	(1)	—
Acquired loans	(1)	(37)	—	—	—
Total charge-offs	(1,390)	(402)	(1,004)	(2,015)	(792)
Recoveries:
Commercial real estate	49	70	181	2	72
One-to-four family residential	4	—	2	20	—
Construction and land	—	—	—	—	246
Multifamily	26	277	—	25	35
Home equity and lines of credit	—	97	2	42	—
Commercial and industrial	20	79	4	34	8
Other	—	—	5	17	41
Acquired loans	13	33	—	—	—
Total recoveries	112	556	194	140	402
Net (charge-offs) recoveries	(1,278)	154	(810)	(1,875)	(390)
Provision for loan losses	2,615	1,411	635	353	645
Balance at end of year	$27,497	$26,160	$24,595	$24,770	$26,292
Ratios:
Net (charge-offs) recoveries to average loans outstanding	(0.04)%	0.01%	(0.03)%	(0.09)%	(0.02)%
Allowance for loan losses to non-performing loans held-for-investment at end of year	299.06	472.63	333.23	280.78	180.29
Allowance for loan losses to originated loans held-for-investment, net at end of year (1)	0.99	1.04	1.10	1.24	1.58
Allowance for loan losses to total loans held-for-investment at end of year (2)	0.85	0.83	0.83	1.04	1.35

(1)  Excludes PCI loans and acquired loans held-for-investment (and related allowance for loan losses).
(2)  Includes PCI and acquired loans held-for-investment (and related allowance for loan losses).

At December 31, 2018 and 2017, the allowance for loan losses related to PCI loans was $1.0 million and $951,000, respectively.  Loans held-for-sale are excluded from the allowance for loan losses coverage ratios in the table above.

Allocation of Allowance for Loan Losses.  The following tables set forth the allowance for loan losses allocated by loan category and the percent of loans in each category to total loans at the dates indicated. The allowance for loan losses allocated to each category is not necessarily indicative of future losses in any particular category and does not restrict the use of the allowance to absorb losses in other categories. Prior to December 31, 2016, we maintained an amount identified as the unallocated component within the allowance for loan losses related to indicators of loan losses not fully captured in other components of the allowance for loan losses methodology, as well as the inherent imprecision of the loss estimation process.  During the fourth quarter of 2016, the Company enhanced the allowance for loan losses qualitative framework to more fully capture the risks related to certain loan loss factors. These enhancements are meant to increase the level of precision in the allowance for loan losses. As a result, subsequent to 2015, the Company no longer has an unallocated reserve in its allowance for loan losses, as the risks and uncertainties meant to be captured by the unallocated allowance have been included in the qualitative framework for the respective loan portfolios.

	At December 31,
	2018		2017		2016
	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
Real estate loans:
Commercial	$5,630	15.42%	$5,196	14.20%	$5,432	13.93%
One-to-four family residential	342	2.82	503	3.22	664	3.58
Construction and land	463	0.82	610	1.10	172	0.47
Multifamily	18,084	59.62	17,374	55.38	14,952	50.86
Home equity and lines of credit	291	2.43	122	2.11	588	2.21
Commercial and industrial	1,569	1.36	1,273	1.11	1,720	1.08
PCI loans	1,010	0.62	951	0.73	896	1.03
Loans Acquired	—	16.87	37	22.10	75	26.79
Other	108	0.04	94	0.05	96	0.05
Total allocated allowance	27,497	100.00%	26,160	100.00%	24,595	100.00%
Unallocated	—		—		—
Total	$27,497		$26,160		$24,595

	At December 31,
	2015		2014
	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
Real estate loans:
Commercial	$7,106	16.97%	$9,309	20.13%
One-to-four family residential	787	4.15	951	3.84
Construction and land	261	0.79	266	1.10
Multifamily	12,387	55.66	12,219	55.31
Home equity and lines of credit	795	2.59	901	2.81
Commercial and industrial	1,288	1.08	841	0.67
PCI loans	783	1.40	400	2.31
Loans Acquired	115	17.26	62	13.71
Other	155	0.10	134	0.12
Total allocated allowance	23,677	100.00%	25,083	100.00%
Unallocated	1,093		1,209
Total	$24,770		$26,292

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

Northfield Bank’s investment policy does not permit investment in preferred and common stock of other entities including GSEs, other than our required investment in the common stock of the FHLB of New York or as permitted for community reinvestment purposes or to fund Northfield Bank’s deferred compensation plan. Northfield Bancorp, Inc. may invest in equity securities of other financial institutions up to certain limitations. As of December 31, 2018, we held no asset-backed securities other than mortgage-backed securities. Our Board of Directors may change these limitations in the future.

Our current investment policy does not permit hedging through the use of derivative instruments such as financial futures or interest rate options and swaps.

At the time of purchase, we designate a security as either held-to-maturity, available-for-sale, or trading, based upon our ability and intent to hold such securities. Trading securities and securities available-for-sale are reported at estimated fair value, and securities held-to-maturity are reported at amortized cost. A periodic review and evaluation of the available-for-sale and held-to-maturity securities portfolios is conducted to determine if the estimated fair value of any security has declined below its carrying value and whether such impairment is other-than-temporary. If such impairment is deemed to be other-than-temporary, the security is written down to a new cost basis and the resulting loss is charged against earnings. The estimated fair values of our securities are obtained from an independent nationally recognized pricing service (see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies - Securities Valuation and Impairment” for further discussion). At December 31, 2018, our investment portfolio consisted primarily of mortgage-backed securities guaranteed by GSEs, corporate debt securities, and, to a lesser extent municipal bonds, private label mortgage-backed securities, and mutual funds. The market for these securities primarily consists of other financial institutions, insurance companies, real estate investment trusts, and mutual funds.

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

At December 31, 2018, our corporate bond portfolio consisted of securities, all of which except for one were investment-grade, and the majority of which had remaining maturities generally shorter than five years. Our investment policy provides that we may invest up to 15% of our tier-one risk-based capital in corporate bonds from individual issuers which, at the time of purchase, are within the investment-grade ratings from Standard & Poor’s, Moody’s or Fitch. The maturity of these bonds may not exceed 10 years, and there is no aggregate limit for this security type. Corporate bonds from individual issuers not rated investment grade at the time of purchase, are limited to the lesser of 1% of our total assets or 15% of our Tier 1 risk-based capital, and must have a maturity of less than one year. Aggregate holdings of this security type cannot exceed 5% of our total assets. Additionally, at the time of purchase, management performs due diligence to conclude that the security meets the regulatory standard for investment-grade. Bonds that subsequently experience a decline in credit rating below investment grade are monitored at least quarterly.

The following table sets forth the amortized cost and estimated fair value of our available-for-sale and held-to-maturity securities portfolios (excluding FHLB of New York common stock) at the dates indicated.  As of December 31, 2018, 2017, and 2016, we also had a trading portfolio with a fair value of $9.0 million, $9.6 million and $7.9 million, respectively, consisting of mutual funds quoted in actively traded markets.  These securities are utilized to fund non-qualified deferred compensation obligations.

	At December 31,
	2018		2017		2016
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(Dollars in thousands)
Debt securities available-for-sale:
Mortgage-backed securities:
Pass-through certificates:
GSEs	$317,530	$314,788	$179,320	$178,295	$225,047	$224,549
REMICs:
GSEs	258,050	250,163	273,501	266,929	230,500	224,293
Non-GSEs	59	58	80	79	280	270
Other debt securities:
Municipal bonds	270	273	343	349	2,151	2,158
Corporate bonds	244,892	242,749	67,927	68,130	45,373	45,159
Total debt securities available-for-sale	$820,801	$808,031	$521,171	$513,782	$503,351	$496,429

	At December 31,
	2018		2017		2016
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(Dollars in thousands)
Securities held-to-maturity:
Mortgage-backed securities:
Pass-through certificates - GSEs	$9,505	$9,249	$9,931	$9,892	$10,148	$10,118
Total securities held-to-maturity	$9,505	$9,249	$9,931	$9,892	$10,148	$10,118

The following table sets forth the amortized cost and estimated fair value of securities as of December 31, 2018, for issuers that exceeded 10% of our stockholders’ equity as of that date:

	At December 31, 2018
	Amortized Cost	Estimated Fair Value
	(Dollars in thousands)
Mortgage-backed securities:
Freddie Mac	$190,880	$187,050
Fannie Mae	$376,941	$370,139

Portfolio Maturities and Yields.  The composition and maturities of the investment securities portfolio at December 31, 2018, are summarized in the following table.  Maturities are based on the final contractual payment dates, and do not reflect the effect of scheduled principal repayments, prepayments, or early redemptions that may occur.  All of our securities at December 31, 2018, were taxable with the exception of our municipal portfolio.

	One Year or Less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield
	(Dollars in thousands)
Securities available-for-sale:
Mortgage-backed securities:
Pass-through certificates:
GSEs	$438	4.52%	$21,234	2.72%	$138,323	2.99%	$157,535	3.19%	$317,530	$314,788	3.07%
REMICs:
GSE	—	—%	5,735	2.04%	69,658	2.73%	182,657	2.27%	258,050	250,163	2.39%
Non-GSE	—	—%	—	—%	—	—%	59	2.72%	59	58	2.72%
	$438	4.52%	$26,969	2.58%	$207,981	2.90%	$340,251	2.70%	$575,639	$565,009	2.77%
Other debt securities:
Municipal bonds	—	—%	270	3.40%	—	—%	—	—%	270	273	3.40%
Corporate bonds	33,073	2.95%	201,924	3.10%	9,895	3.64%	—	—%	244,892	242,749	3.10%
	$33,073	2.95%	$202,194	3.10%	$9,895	3.64%	$—	—%	$245,162	$243,022	3.10%
Total securities available-for-sale	$33,511	2.97%	$229,163	3.04%	$217,876	2.93%	$340,251	2.70%	$820,801	$808,031	2.87%

Securities held-to-maturity:
Mortgage-backed securities:
Pass-through certificates:
GSEs	$—	—%	$—	—%	$—	—%	$9,505	3.50%	$9,505	$9,249	3.50%
Total securities held-to-maturity	$—	—%	$—	—%	$—	—%	$9,505	3.50%	$9,505	$9,249	3.50%
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

Deposits.  We accept deposits primarily from the areas in which our offices are located. We rely on our convenient locations, customer service, and competitive products and pricing to attract and retain deposits. We offer a variety of deposit accounts to businesses, consumers and municipalities with a range of interest rates and terms. Our deposit accounts consist of transaction accounts (NOW and non-interest bearing checking accounts), savings accounts (money market, passbook, and statement savings), and certificates of deposit, including individual retirement accounts. We accept brokered deposits when it is deemed cost effective. At December 31, 2018 and 2017, we had brokered deposits totaling $275.4 million and $150.6 million, respectively. In addition, municipal deposits which primarily consist of funds from local government entities domiciled in New Jersey, and are a significant source of funds, totaled $337.1 million, or 10.3% of our total deposits at December 31, 2018. At December 31, 2017, municipal deposits totaled $350.7 million, or 12.4% of our total deposits. Municipal deposits are primarily secured by mortgaged-backed securities.

Interest rates offered on deposit accounts generally are established weekly, while maturity terms, service fees, and withdrawal penalties are reviewed on a periodic basis. Deposit rates and terms are based primarily on current operating strategies, market interest rates, and liquidity requirements.

At December 31, 2018, we had $1.1 billion in certificates of deposit, of which $841.6 million had remaining maturities of one year or less.

The following table sets forth the distribution of our average total deposit accounts, by account type, for the periods indicated:

	For the Year Ended December 31,
	2018			2017			2016
	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate
	(Dollars in thousands)
Non-interest bearing demand	$405,319	13.32%	—%	$385,891	14.16%	—%	$372,946	14.50%	—%
NOW	456,545	15.00	0.48%	477,996	17.54	0.30%	414,366	16.10	0.23%
Money market accounts	686,080	22.54	1.00%	809,286	29.70	0.73%	746,798	29.02	0.63%
Savings	538,942	17.71	0.38%	426,581	15.66	0.21%	458,086	17.80	0.46%
Certificates of deposit	956,821	31.43	1.74%	625,067	22.94	1.30%	580,973	22.58	1.12%
Total deposits	$3,043,707	100.00%	0.91%	$2,724,821	100.00%	0.60%	$2,573,169	100.00%	0.56%

As of December 31, 2018, the aggregate amount of our outstanding certificates of deposit in amounts greater than or equal to $100,000 was $497.7 million.  The following table sets forth the maturity of these certificates at December 31, 2018:

December 31, 2018
(Dollars in thousands)
Three months or less	$40,605
Over three months through six months	168,752
Over six months through one year	195,081
Over one year to three years	66,477
Over three years	26,736
Total	$497,651

Borrowings.  Our borrowings consist primarily of advances from the FHLB of New York and securities sold under agreements to repurchase (repurchase agreements) with third-party financial institutions. As of December 31, 2018, our FHLB advances totaled $403.5 million, or 10.8%, of total liabilities, floating rate advances totaled $5.3 million, or 0.1%, of total liabilities, and capitalized lease obligations totaled $44,000, or 0.0%, of total liabilities. At December 31, 2018, the Company had the ability to obtain additional funding from the FHLB of New York and Federal Reserve Bank discount window of approximately $1.2 billion, utilizing unencumbered securities of $462.4 million and multifamily loans of $789.6 million. Repurchase agreements are primarily secured by mortgage-backed securities. Advances from the FHLB of New York are secured by our investment in the common stock of the FHLB of New York as well as by pledged mortgage-backed securities and loans.

The following table sets forth information concerning balances and interest rates on our borrowings at and for the years indicated:

	At or For the Years Ended December 31,
	2018	2017	2016
	(Dollars in thousands)
Balance at end of year	$408,891	$471,549	$473,206
Average balance during year	$459,180	$494,361	$491,802
Maximum outstanding at any month end	$524,335	$579,690	$529,988
Weighted average interest rate at end of year	2.06%	1.62%	1.44%
Weighted average interest rate during year	1.81%	1.54%	1.50%

Employees

As of December 31, 2018, we had 347 full-time employees and 21 part-time employees.  Our employees are not represented by any collective bargaining group. Management believes that we have a good working relationship with our employees.

Subsidiary Activities

Northfield-Bancorp, Inc. owns 100% of Northfield Investments, Inc., an inactive New Jersey investment company, and 100% of Northfield Bank. Northfield Bank owns 100% of NSB Services Corp., a Delaware corporation, which in turn owns 100% of the voting common stock of NSB Realty Trust. NSB Realty Trust is a Maryland real estate investment trust that holds mortgage loans, mortgage-backed securities and other investments. These entities enable us to segregate certain assets for management purposes, and promote our ability to raise capital in the future through the sale of preferred stock or other capital-enhancing securities or borrow against assets or stock of these entities for liquidity purposes. At December 31, 2018, Northfield Bank’s investment in NSB Services Corp. was $735.9 million, and NSB Services Corp. had assets of $741.0 million and liabilities of $5.2 million at that date. At December 31, 2018, NSB Services Corp.’s investment in NSB Realty Trust was $740.8 million, and NSB Realty Trust had $740.8 million in assets, and liabilities of $14,000 at that date.

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

Any change in applicable laws or regulations, whether by the FDIC, the OCC, the FRB, the Securities and Exchange Commission, or Congress, could have a material adverse effect on Northfield Bancorp, Inc. and Northfield Bank and their operations.

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

Loans-to-One-Borrower

We generally may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of Northfield Bank’s unimpaired capital and unimpaired surplus. An additional amount may be loaned, equal to 10% of unimpaired capital and unimpaired surplus, if the loan is secured by readily marketable collateral, which is defined to include certain financial instruments and bullion, but generally does not include real estate. As of December 31, 2018, we were in compliance with our loans-to-one-borrower limitations.

Qualified Thrift Lender Test

As a federally chartered savings bank, Northfield Bank is required to satisfy a qualified thrift lender (“QTL”) test, under which we either must qualify as a “domestic building and loan” association as defined by the Internal Revenue Code or maintain at least 65% of our “portfolio assets” in “qualified thrift investments.” “Qualified thrift investments” consist primarily of residential mortgages and related investments, including mortgage-backed and related securities. “Portfolio assets” generally mean total assets less specified liquid assets up to 20% of total assets, goodwill, and other intangible assets and the value of property used to conduct business. A savings bank that fails the QTL test must operate under specified restrictions. Federal law also makes noncompliance with the QTL test subject to agency enforcement action for a violation of law. As of December 31, 2018, we maintained 80.5% of our portfolio assets in qualified thrift investments and, therefore, we met the QTL test.

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

In addition to establishing the minimum regulatory capital requirements, the regulations limit capital distributions and certain discretionary bonus payments to management if the institution does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets above the amount necessary to meet its minimum risk-based capital requirements. The capital conservation buffer requirement was phased in beginning January 1, 2016, at 0.625% of risk-weighted assets and increased each year until it was fully implemented at 2.5% on January 1, 2019. For calendar year 2018, the capital conservation buffer was 1.875%. It increased to 2.50% on January 1, 2019.

Legislation enacted in May 2018 requires the federal banking agencies, including the OCC, to establish for qualifying institutions with less than $10 billion of assets, a “community bank leverage ratio” of between 8% to 10% tangible equity/consolidated assets. Institutions with capital levels meeting or exceeding the specified requirement will be considered to comply with the applicable regulatory capital requirements, including all risk-based requirements. The establishment of the community bank leverage ratio is subject to notice and comment rulemaking by the federal regulators. A proposed rule issued by the federal regulators in December 2018 would specify a 9% community bank leverage ratio minimum for institutions to opt into the alternative framework.
As of December 31, 2018, Northfield Bancorp, Inc. and Northfield Bank exceeded all capital adequacy requirements to which they were subject. Further, the most recent OCC notification categorized the Bank as a well-capitalized institution under the prompt corrective action regulations. See Note 14 of the Notes to the Consolidated Financial Statements for further discussion about Regulatory Requirements.

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

The previously referenced proposed rulemaking to establish a “community bank leverage ratio” would adjust the referenced categories for qualifying institutions that opt into the alternative framework for regulatory capital requirements.
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

Authority to extend credit to executive officers, directors and 10% or greater shareholders (insiders), as well as entities controlled by insiders, is governed by Sections 22(g) and 22(h) of the Federal Reserve Act and its implementing regulation, FRB Regulation O. Among other things, loans to insiders must be made on terms substantially the same as those offered to unaffiliated individuals and not involve more than the normal risk of repayment. There is an exception for bank-wide lending programs that do not discriminate in favor of insiders. Regulation O also places individual and aggregate limits on the amount of loans that may be made to insiders based, in part, on the institution’s capital position, and requires that certain prior board approval procedures be followed. Extensions of credit to executive officers are subject to additional restrictions on the types and amounts of loans that may be made. At December 31, 2018, Northfield Bank was in compliance with these regulations.

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
The minimum target Deposit Insurance Fund ratio established by federal law was increased in 2011 from 1.15% of estimated insured deposits to 1.35% of estimated insured deposits. The FDIC must seek to achieve the 1.35% ratio by September 30, 2020. Federal law requires institutions with assets of $10 billion or more to fund the increase from 1.15% to 1.35% and, effective July 1, 2016, such institutions became subject to a surcharge to achieve that goal. The FDIC has established a long-range fund ratio of 2%. On September 30, 2018, the Deposit Insurance Fund ratio reached 1.36%, exceeding the statutorily required minimum reserve ratio of 1.35%, ahead of the September 30, 2020 deadline. FDIC regulations provide for two changes to deposit insurance assessments upon reaching the minimum: (1) surcharges on insured depository institutions with total consolidated assets of $10 billion or more (large banks) will cease; and (2) small banks will receive assessment credits for the portion of their assessments that contributed to the growth in the reserve ratio from between 1.15% and 1.35%, to be applied when the reserve ratio is at or above 1.38%. The credits will be applied each quarter that the reserve ratio is at least 1.38%, up to the full amount of the Company’s credit or assessment whichever is less.

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

In addition to the FDIC assessments, the Financing Corporation is authorized to impose and collect, through the FDIC, assessments for anticipated payments, issuance costs and custodial fees on bonds issued by the Financing Corporation in the 1980s to recapitalize the former Federal Savings and Loan Insurance Corporation. The bonds issued by the Financing Corporation are due to mature in 2018 through 2019. For the quarter ended December 31, 2018, the annualized Financing Corporation assessment was equal to 0.32 basis points of total quarterly average assets less quarterly average tangible capital.

Federal Home Loan Bank System

Northfield Bank is a member of the FHLB of New York, and therefore is a member of the Federal Home Loan Bank System, which consists of 11 regional Federal Home Loan Banks. The Federal Home Loan Bank System provides a central credit facility primarily for member institutions. Members of the FHLB are required to acquire and hold a specified amount of shares of FHLB capital stock. Northfield Bank was in compliance with this requirement at December 31, 2018.

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

•	Equal Credit Opportunity Act and the Fair Housing Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;

•	Fair Credit Reporting Act, governing the use and provision of information to credit reporting agencies;

•	Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies;

•	Flood Disaster Protection Act, requiring flood insurance of collateral properties located in designated flood zones;

•	Servicemembers' Civil Relief Act a program that provides a wide range of protections in lending for individuals entering, called to active duty in the military, or deployed service members; and

•	Rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws.

The operations of Northfield Bank also are subject to the:

•	Truth in Savings Act and Regulation DD, which requires disclosures of deposit terms to consumers;

•	Regulation CC, which relates to the availability of deposit funds to consumers;

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

As a savings and loan holding company, Northfield Bancorp, Inc.'s activities are limited to those activities permissible by law for financial holding companies (if Northfield Bancorp elects financial holding company status and otherwise qualifies to be a financial holding company) or multiple savings and loan holding companies.  A financial holding company may engage in activities that are financial in nature, incidental to financial activities or complementary to a financial activity. Such activities include lending and other activities permitted for bank holding companies under Section 4(c)(8) of the Bank Holding Company Act, insurance and underwriting equity securities. Federal law specifies that any savings and loan holding company that engages in activities that are solely permissible for a financial holding company must meet the qualitative requirements for a bank holding company to be a financial holding company and conduct the activities in accordance with the requirements that would apply to a financial holding company’s conduct of the activity. Multiple savings and loan companies are authorized to engage in activities specified by FRB regulation, including activities permitted for bank holding companies under Section 4(c)(8) of the Bank Holding Company Act.

Federal law prohibits a savings and loan holding company, directly or indirectly, or through one or more subsidiaries, from acquiring more than 5% of another savings institution or savings and loan holding company without prior written approval of the FRB and from acquiring or retaining control of any depository institution not insured by the FDIC. In evaluating applications by holding companies to acquire savings institutions, the FRB must consider such things as the financial and managerial resources and future prospects of the company and institution involved, the effect of the acquisition on and the risk to the federal deposit insurance fund, the convenience and needs of the community and competitive factors. An acquisition by a savings and loan holding company of a savings institution in another state to be held as a separate subsidiary may not be approved unless it is a supervisory acquisition under Section 13(k) of the Federal Deposit Insurance Act or the law of the state in which the target is located authorizes such acquisitions by out-of-state companies.

Savings and loan holding companies such as Northfield Bancorp, Inc. are subject to consolidated regulatory capital requirements that are as stringent as those required for their insured depository subsidiaries such as Northfield Bank.

Consolidated regulatory capital requirements identical to those applicable to the subsidiary depository institutions also apply to savings and loan holding companies.  As is the case with institutions themselves, the capital conservation buffer is being phased in between 2016 and 2019. Northfield Bancorp, Inc. exceeded the FRB’s consolidated capital requirements as of December 31, 2018.

Federal law applies the FRB's “source of strength” doctrine to savings and loan holding companies. The FRB has issued regulations implementing the “source of strength” policy that requires holding companies act as a source of strength to their subsidiary depository institutions by providing capital, liquidity, and other support in times of financial stress.

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

On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Act”), was signed into law. The Tax Act includes many provisions that have affected our income tax expense, including reducing our federal tax rate from 35% to 21%, effective January 1, 2018. As a result of this rate reduction, we were required to re-measure, through income tax expense in the period of enactment, our deferred tax assets and liabilities using the enacted rate at which we expect them to be recovered or settled. The re-measurement of our net deferred tax asset resulted in additional 2017 income tax expense of $10.5 million.

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

Taxable Distributions and Recapture. Prior to 1996, bad debt reserves created prior to 1988 were subject to recapture into taxable income if Northfield Bank failed to meet certain thrift asset and definitional tests or made certain distributions. Tax law changes in 1996 eliminated thrift-related recapture rules. However, under current law, pre-1988 tax bad debt reserves remain subject to recapture if Northfield Bank makes certain non-dividend distributions, repurchases any of its common stock, pays dividends in excess of earnings and profits, or fails to qualify as a “bank” for tax purposes. At December 31, 2018, the total federal pre-base year bad debt reserve of Northfield Bank was approximately $5.9 million.

Alternative Minimum Tax. Prior to December 31, 2017, the Internal Revenue Code of 1986, as amended, imposed an alternative minimum tax at a rate of 20% on a base of regular taxable income plus certain tax preferences, less any available exemption. The alternative minimum tax is imposed to the extent it exceeds the regular income tax. Net operating losses can offset no more than 90% of alternative taxable income. Certain payments of alternative minimum tax may be used as credits against regular tax liabilities in future years. Effective January 1, 2018, the corporate AMT was repealed. Northfield Bancorp, Inc.’s consolidated group has not been subject to the alternative minimum tax and has no such amounts available as credits for carryover.

Net Operating Loss Carryovers. Prior to December 31, 2017, The Internal Revenue Code of 1986, as amended allowed corporations to carry back net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years. Effective January 1, 2018 net operating losses can no longer be carried back but can be carried forward indefinitely. At December 31, 2018, Northfield Bancorp, Inc.’s consolidated group had no net operating loss carryforwards for federal income tax purposes.

Corporate Dividends-Received Deduction. Northfield Bancorp, Inc. may exclude from its federal taxable income 100% of dividends received from Northfield Bank as a wholly-owned subsidiary by filing consolidated tax returns. Through December 31, 2017, the corporate dividends-received deduction was 80% in the case of dividends received from a corporation in which a corporate recipient owns at least 20% of its stock, and corporations that own less than 20% of the stock of a corporation distributing a dividend could deduct only 70% of dividends received or accrued on their behalf. Effective January 1, 2018, the dividends received deduction decreased from 80% to 65% and 70% to 50% for corporate recipients owning at least 20% or less than 20%, respectively, of a corporation’s stock.

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

Under the Tax Reform Package, the New York State corporate income tax rate decreased, effective January 1, 2016, from 7.10% to 6.50%. In addition, New York State imposes the Metropolitan Transportation Authority (“MTA”) Tax Surcharge allocable to business activities carried on in the Metropolitan Commuter Transportation District. The MTA surcharge rate for years beginning on or after January 1, 2017 was 28.3%, increasing to 28.6% for years beginning after January 1, 2018, and before January 1, 2019, and 28.9% for years beginning after January 1, 2019, and before January 1, 2020. Some of the most significant elements of the Tax Reform Package include the merger of the bank tax into the general corporate franchise tax, expanded application of economic nexus, adoption of water’s-edge unitary reporting, and apportionment of source income solely by reference to customer location.

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

Our New York State and New York City tax returns are currently under audit for tax years 2013 through 2014.

New Jersey State Taxation. Northfield Bancorp, Inc. and Northfield Bank file New Jersey Corporation Business Tax returns on a calendar year basis. Generally, the income derived from New Jersey sources is subject to New Jersey tax. Northfield Bancorp, Inc. and Northfield Bank pay the greater of the corporate business tax at 9% of taxable income or the minimum tax of $2,000 per entity. New Jersey has enacted several reforms to its tax structure including the imposition of a surtax and mandatory unitary combined reporting. The surtax is 2.5% in 2018 and 2019 and 1.5% for 2020 and 2021. Mandatory unitary combined reporting is effective beginning January 1, 2019.

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

Based on these factors we have a concentration in multifamily and commercial real estate lending, as such loans represent approximately 415% of Northfield Bank's capital as of December 31, 2018. The particular focus of the guidance is on exposure to commercial real estate loans that are dependent on the cash flow from the real estate held as collateral and that are likely to be at greater risk to conditions in the commercial real estate market (as opposed to real estate collateral held as a secondary source of repayment or as an abundance of caution). The purpose of the guidance is to guide banks in developing risk management practices and capital levels commensurate with the level and nature of real estate concentrations. The guidance states that management should employ heightened risk management practices including board and management oversight and strategic planning, development of underwriting standards, risk assessment, and monitoring through market analysis and stress testing. While we believe we have implemented policies and procedures with respect to our commercial real estate loan portfolio consistent with this guidance, bank regulators could require us to implement additional policies and procedures consistent with their interpretation of the guidance that may result in additional costs to us or that may result in a curtailment of our multifamily and commercial real estate lending and/or the requirement that we maintain higher levels of regulatory capital, either of which would adversely affect our loan originations and profitability.

Our concentration in multifamily loans and commercial real estate loans could expose us to increased lending risks and related loan losses.

Our current business strategy is to continue to originate multifamily loans and to a lesser extent other commercial real estate loans. At December 31, 2018, $2.71 billion, or 83.5% of our loan portfolio held-for-investment, net, consisted of multifamily and other commercial real estate loans.

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

Implementing our growth strategies could cause us to incur significant costs and expenses which may negatively affect our financial condition and results of operations.
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
Uncertainties associated with increased loan originations may result in errors in judging collectability, which may lead to additional provisions for loan losses or charge-offs, which would negatively affect our financial condition and results of operations.
Increasing loan originations would likely require us to lend to borrowers with which we have limited experience. Accordingly, we would not have a significant payment history pattern with which to judge future collectability. Further, newly originated loans have not been subjected to unfavorable economic conditions. As a result, it may be difficult to predict the future performance of newly originated loans. These loans may have delinquency or charge-off levels above our recent historical experience, which could adversely affect our future performance.
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

In response to improving economic conditions, the Federal Reserve Board’s Open Market Committee has increased its federal funds rate target from a range of 0.00% - 0.25% that was in effect for several years to the current target range of 2.25% - 2.50% that was in effect at December 31, 2018. Given our liability sensitivity, our net interest rate spread and net interest margin are at risk of being reduced due to potential increases in our cost of funds that may outpace any increases in our yield on interest-earning assets.

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

Our balance sheet composition is weighted towards assets with longer durations.

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

At December 31, 2018, our simulation model indicated that our net portfolio value (the net present value of our interest-earning assets and interest-bearing liabilities) would decrease by 8.60% if there was an instantaneous parallel 200 basis point increase in market interest rates. Although interest rate risk calculations provide an indication of our interest rate risk exposure at a particular point in time, such measurements are not intended to and do not provide a precise forecast of the effect of changes in market interest rates on our net portfolio value or net interest income and likely will differ from actual results.

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
Our performance largely depends on the talents and efforts of highly skilled individuals. We rely on key personnel to manage and operate our business, including major revenue generating functions such as loan and deposit generation. The loss of key staff may adversely affect our ability to maintain and manage these functions effectively, which could negatively affect our revenues. In addition, competition for senior executives and skilled personnel in the financial services and banking industry is intense, which means the loss of key personnel could result in increased recruiting and hiring expenses, which could cause a decrease in our net income. Our continued ability to compete effectively depends on our ability to attract new employees and to retain and motivate our existing employees.

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

A federal savings bank differs from a commercial bank in that it is required to maintain at least 65% of its total assets in “qualified thrift investments,” which generally includes loans and investments for the purchase, refinance, construction, improvement, or repair of residential real estate, as well as home equity loans, education loans and small business loans. To maintain our federal savings bank charter we have to be a “qualified thrift lender” or “QTL” in nine out of each 12 immediately preceding months. The QTL requirement limits the extent to which we can grow our commercial loan portfolio, and failing the QTL test can result in an enforcement action. However, a loan that does not exceed $2 million (including a group of loans to one borrower) that is for commercial, corporate, business, or agricultural purposes is included in our qualified thrift investments. As of December 31, 2018, we maintained 80.5% of our portfolio assets in qualified thrift investments. Because of the QTL requirement, we may be limited in our ability to change our asset mix and increase the yield on our earning assets by growing our commercial loan portfolio.

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

“Basel III” regulatory capital reforms and changes required by the Dodd-Frank Act substantially amended the regulatory risk-based capital rules applicable to Northfield Bancorp, Inc. and Northfield Bank. The minimum capital requirements are: (i) a common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 to risk-based assets capital ratio of 6%; (iii) a total capital ratio of 8%; and (iv) a Tier 1 leverage ratio of 4%. The final rule also established a “capital conservation buffer” of 2.5%, resulting in the following minimum ratios: (i) a common equity Tier 1 capital ratio of 7.0%, (ii) a Tier 1 to risk-based assets capital ratio of 8.5%, and (iii) a total capital ratio of 10.5%. The capital conservation buffer requirement was phased in beginning January 1, 2016, at 0.625% of risk-weighted assets and increased each year until it became fully implemented at 2.5% on January 1, 2019. An institution may become subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations established a maximum percentage of eligible retained income that can be utilized for such actions.

The application of these more stringent capital requirements, among other things, could result in lower returns on equity, require the raising of additional capital, and result in regulatory actions if we were to be unable to comply with such requirements. Furthermore, the imposition of liquidity requirements in connection with Basel III could result in our having to lengthen the term of our funding, restructure our business models, and/or increase our holdings of liquid assets. Implementation of changes to asset risk weightings for risk-based capital calculations, items included or deducted in calculating regulatory capital and/or additional capital conservation buffers could result in management modifying its business strategy, and could limit our ability to make distributions, including paying out dividends or buying back shares. Northfield Bancorp Inc.’s ability to pay dividends may be limited if it does not have the capital conservation buffer required by the new capital rules. See “Item 1. Business - Supervision and Regulation.”

We may be adversely affected by recent changes in tax laws.

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

Legislation in New Jersey adopted in July 2018 could increase our state income tax liability and our overall tax expense. The legislation imposes a temporary surtax on corporations earning New Jersey allocated income in excess of $1 million of 2.5% for tax years beginning on or after January 1, 2018 through December 31, 2019, and of 1.5% for tax years beginning on or after January 1, 2020 through December 31, 2021. The new legislation also requires combined filing for members of an affiliated group for tax years beginning on or after January 1, 2019, changing New Jersey's current status as a separate return state, and limits the deductibility of dividends received. Regulations implementing the legislative changes have not yet been issued, so we cannot yet fully evaluate the impact of the legislation on our overall tax expense.

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
We may be required to transition from the use of the LIBOR interest rate index in the future.

On July 27, 2017, the Chief Executive of the United Kingdom Financial Conduct Authority, which regulates the London Interbank Offered Rate (“LIBOR”), announced that it intends to stop persuading or compelling banks to submit rates for the calibration of LIBOR to the administrator of LIBOR after 2021. The announcement indicates that the continuation of LIBOR on the current basis cannot and will not be guaranteed after 2021. It is impossible to predict whether and to what extent banks will continue to provide LIBOR submissions to the administrator of LIBOR or whether any additional reforms to LIBOR may be enacted in the United Kingdom or elsewhere. At this time, no consensus exists as to what rate or rates may become acceptable alternatives to LIBOR and it is impossible to predict the effect of any such alternatives on the value of LIBOR-based securities and variable rate loans, or other financial instruments, given LIBOR's role in determining market interest rates globally. Uncertainty as to the nature of alternative reference rates and as to potential changes or other reforms to LIBOR may adversely affect LIBOR rates and the value of LIBOR-based loans and securities in our portfolio, and may impact the availability and cost of hedging instruments and borrowings. If LIBOR rates are no longer available, and we are required to implement substitute indices for the calculation of interest rates under our loan agreements with our borrowers, we may incur significant expenses in effecting the transition, and may be subject to disputes or litigation with customers over the appropriateness or comparability to LIBOR of the substitute indices, which could have an adverse effect on our results of operations.

A protracted federal government shutdown may result in reduced loan originations or recognition of non-interest income, and could negatively affect our financial condition and results of operations.

Some of our loan originations depend on approvals of certain government departments or agencies. During any protracted federal government shutdown, we may not be able to close certain loans and we may not be able to recognize non-interest income on sales of loans. A federal government shutdown could also result in greater loan delinquencies, increases in our nonperforming, criticized or classified loans due to delayed payments on commercial equipment leases to the federal government, or delayed payments on other loans where the direct or indirect source of repayment relies on government funding.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

There are no unresolved staff comments.

ITEM 2.	PROPERTIES

The Company operates from its corporate offices located at 581 Main Street, Woodbridge, New Jersey, its home office in Staten Island, New York, its additional 39 branch offices located in New York and New Jersey, and a lending office located in Brooklyn, New York. The branch offices are located in the New York counties of Richmond, and Kings and the New Jersey counties of Hunterdon, Mercer, Middlesex, and Union. The net book value of our premises, land, and equipment was $25.6 million at December 31, 2018.

ITEM 3.	LEGAL PROCEEDINGS

In the normal course of business, we may be party to various outstanding legal proceedings and claims. In the opinion of management, our consolidated financial statements are not likely to be materially affected by the outcome of such legal proceedings and claims as of December 31, 2018.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Our shares of common stock are traded on the NASDAQ Global Select Market under the symbol “NFBK.”  The approximate number of holders of record of Northfield Bancorp, Inc.’s common stock as of February 22, 2019, was 4,179. Certain shares of Northfield Bancorp, Inc. are held in “nominee” or “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number.

Stock Performance Graph

Set forth below is a stock performance graph comparing (a) the cumulative total return on the Northfield Bancorp, Inc.’s common stock for the period December 31, 2013, through December 31, 2018, (b) the cumulative total return of the stocks included in the NASDAQ Composite Index over such period, (c) the cumulative total return on stocks included in the NASDAQ Bank Index over such period, (c) the cumulative total return on stocks included in the SNL U.S. Thrift Index over such period and, (d) the cumulative total return on stocks included in the SNL U.S. Bank NASDAQ Index over such period. Cumulative return assumes the reinvestment of dividends, and is expressed in dollars based on an assumed investment of $100. In future periods the Company will use the SNL U.S. Bank NASDAQ Index for comparison purposes and discontinue use of the NASDAQ Bank Index as our data provider no longer tracks the NASDAQ Bank index.

	As of
Index	12/31/2013	12/31/2014	12/31/2015	12/31/2016	12/31/2017	12/31/2018
Northfield Bancorp, Inc.(1)	100.00	114.38	125.36	160.40	139.93	113.94
NASDAQ Composite Index(1)	100.00	114.75	122.74	133.62	173.22	168.30
NASDAQ Bank Index(2)	100.00	104.92	114.20	157.56	166.16	139.28
SNL U.S. Thrift Index(1)	100.00	107.55	120.94	148.14	147.06	123.87
SNL U.S. Bank NASDAQ Index(1)	100.00	103.57	111.80	155.02	163.20	137.56

(1) Source: S&P Global Market Intelligence, a division of S&P Global Inc.
(2) Source: Bloomberg Inc.

Issuer Purchases of Equity Securities

The Company did not repurchase any of its common stock during the year ended December 31, 2018. The previously adopted repurchase program permitted $185.0 million shares to be repurchased in open market or private transactions, through block trades, and pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities and Exchange Commission. There were no shares remaining to be purchased at December 31, 2018, or 2017.

ITEM 6.	SELECTED FINANCIAL DATA

The summary information presented below at the dates or for each of the years presented is derived in part from our consolidated financial statements.  The following information is only a summary, and should be read in conjunction with our consolidated financial statements and notes included in this Annual Report on Form 10-K.

	At December 31,
	2018	2017	2016	2015	2014
	(Dollars in thousands)
Selected Financial Condition Data:
Total assets	$4,408,432	$3,991,417	$3,850,094	$3,202,584	$3,020,869
Cash and cash equivalents	77,762	57,839	96,085	51,853	76,709
Trading securities	8,968	9,597	7,857	6,713	6,422
Debt securities available-for-sale, at estimated fair value	808,031	513,782	496,429	541,114	770,829
Debt securities held-to-maturity, at amortized cost	9,505	9,931	10,148	10,346	3,609
Equity securities	1,280	1,339	2,468	481	410
Loans held-for-investment:
PCI loans	20,143	22,741	30,498	33,115	44,816
Loans acquired	546,150	692,803	793,240	409,015	265,685
Originated loans, net	2,678,877	2,425,275	2,144,346	1,931,585	1,632,494
Loans held-for-investment, net	3,245,170	3,140,819	2,968,084	2,373,715	1,942,995
Allowance for loan losses	(27,497)	(26,160)	(24,595)	(24,770)	(26,292)
Net loans held-for-investment	3,217,673	3,114,659	2,943,489	2,348,945	1,916,703
Bank owned life insurance	154,135	150,604	148,047	132,782	129,015
FHLB of New York stock, at cost	22,517	25,046	25,123	25,803	29,219
Other real estate owned	—	850	850	45	752
Deposits	3,286,512	2,836,979	2,713,587	2,052,929	1,620,665
Borrowed funds	408,891	471,549	473,206	558,129	778,658
Total liabilities	3,741,993	3,352,540	3,228,898	2,642,805	2,426,941
Total stockholders’ equity	$666,439	$638,877	$621,196	$559,779	$593,928

	Years Ended December 31,
	2018	2017	2016	2015	2014
	(Dollars in thousands, except share data)
Selected Operating Data:
Interest income	$147,292	$132,869	$124,972	$101,758	$91,701
Interest expense	36,050	23,976	21,668	19,688	15,352
Net interest income before provision for loan losses	111,242	108,893	103,304	82,070	76,349
Provision for loan losses	2,615	1,411	635	353	645
Net interest income after provision for loan losses	108,627	107,482	102,669	81,717	75,704
Non-interest income	8,127	11,642	10,072	7,898	8,460
Non-interest expense	67,043	67,378	72,946	58,109	52,042
Income before income taxes	49,711	51,746	39,795	31,506	32,122
Income tax expense	9,632	26,978	13,665	11,975	11,856
Net income	$40,079	$24,768	$26,130	$19,531	$20,266
Net income per common share - basic	$0.87	$0.55	$0.59	$0.46	$0.41
Net income per common share - diluted	$0.85	$0.53	$0.57	$0.45	$0.41
Weighted average basic shares outstanding	46,319,760	45,325,445	44,374,389	42,285,712	49,006,129
Weighted average diluted shares outstanding	47,107,433	46,875,730	45,717,887	43,478,481	50,032,259

	At or For the Years Ended December 31,
	2018	2017	2016	2015	2014
Selected Financial Ratios and Other Data:
Performance Ratios:
Return on assets (ratio of net income to average total assets)(1) (2) (3) (4) (5)	0.95%	0.63%	0.70%	0.63%	0.73%
Return on equity (ratio of net income to average equity)(1) (2) (3) (4) (5)	6.17	3.88	4.26	3.41	3.07
Interest rate spread(6)	2.56	2.79	2.80	2.63	2.74
Net interest margin(7)	2.81	2.99	2.98	2.83	2.97
Dividend payout ratio(8)	46.59	63.17	53.86	62.38	63.57
Efficiency ratio(9) (10)	56.16	55.90	64.34	64.59	61.36
Non-interest expense to average total assets	1.60	1.72	1.95	1.86	1.88
Average interest-earning assets to average interest-bearing liabilities	127.84	128.71	128.68	129.12	139.12
Average equity to average total assets	15.47	16.31	16.44	18.32	23.75
Asset Quality Ratios:
Non-performing assets to total assets	0.21	0.16	0.21	0.28	0.51
Non-performing loans(11) to total loans(12)	0.28	0.18	0.25	0.37	0.75
Allowance for loan losses to non-performing loans held-for-investment	299.06	472.63	333.23	280.78	180.29
Allowance for loan losses to total loans held-for-investment, net(13)	0.85	0.83	0.83	1.04	1.35
Allowance for loan losses to originated loans held-for-investment, net(14)	0.99	1.04	1.10	1.24	1.58
Capital Ratios(15):
Common equity Tier 1 capital (to risk-weighted assets)	17.17	18.02	18.79	22.15	NA
Total capital (to risk-weighted assets)	17.93	18.81	19.60	23.17	NA
Tier 1 capital (to risk-weighted assets)	17.17	18.02	18.79	22.15	NA
Tier 1 capital (to adjusted assets)	14.82	15.27	15.40	17.25	NA
Other Data:
Number of full service offices	40	39	38	30	30
Full time equivalent employees	358	338	348	290	302

(1)	The year ended December 31, 2018 includes a $2.7 million reduction in income tax expense related to excess tax benefits from the exercise or vesting of equity awards.
(2)
The year ended December 31, 2017 includes: (i) a tax charge of $10.5 million as a result of the Tax Act; (ii) a $2.3 million reduction in income tax expense related to excess tax benefits from the exercise or vesting of equity awards; and (iii) $1.5 million of tax-exempt income from bank owned life insurance proceeds in excess of the cash surrender value of the policies.

(3)	The year ended December 31, 2016, includes merger-related charges of $2.4 million, net of tax, associated with the acquisition of Hopewell Valley.
(4)
The year ended December 31, 2015, includes merger-related charges of $574,000, net of tax, associated with the acquisition of Hopewell Valley and a $795,000 charge related to the write-down of deferred tax assets resulting from New York City tax reforms.

(5)
The year ended December 31, 2014, includes a gain of $560,000, net of tax, related to the settlement of the former Flatbush Federal Savings & Loan Association pension plan and a charge of $570,000 related to the write-down of deferred tax assets resulting from New York State tax reforms.

(6)	The interest rate spread represents the difference between the weighted-average yield on interest earning assets and the weighted-average costs of interest-bearing liabilities.
(7)	The net interest margin represents net interest income as a percent of average interest-earning assets for the period.
(8)	Dividend payout ratio is calculated as total dividends declared for the year divided by net income for the year.
(9)	The efficiency ratio represents non-interest expense divided by the sum of net interest income and non-interest income.
(10)
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

(11)	Non-performing loans consist of non-accruing loans and loans 90 days or more past due and still accruing (excluding PCI loans), and are included in total loans held-for-investment, net.
(12)	Includes originated loans held-for-investment, PCI loans, acquired loans.
(13)	Includes PCI and acquired loans held-for-investment (and related allowance for loan losses).
(14)	Excludes PCI loans and acquired loans held-for-investment (and related allowance for loan losses).
(15)	The Company was not subject to capital requirements at December 31, 2014.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Consolidated Financial Statements of Northfield Bancorp, Inc. and the Notes thereto included elsewhere in this report (collectively, the “Financial Statements”).

Overview

Net income was $40.1 million, or $0.85 per diluted common share, and $24.8 million, or $0.53 per diluted common share, for the years ended December 31, 2018 and 2017, respectively. Net income for the year ended December 31, 2018 benefited from the effects of federal tax reform (the “Tax Act”) enacted in December 2017, which reduced the federal corporate tax rate to 21% from 35% effective January 1, 2018. Net income for the year ended December 31, 2018 also benefited from excess tax benefits of $2.7 million, or $0.06 per diluted share, related to the exercise or vesting of equity awards. Net income for the year ended December 31, 2017, included a tax charge of $10.5 million, or $0.23 per diluted share, related to the enactment of the Tax Act, which resulted in the Company recording an adjustment of $10.5 million to reduce its net deferred tax assets, with a corresponding charge to income tax expense. Net income for the year ended December 31, 2017 benefited from excess tax benefits of $2.3 million or $0.05 per diluted share, related to the exercise or vesting of equity awards, as well as $1.5 million, or $0.03 per diluted share, of tax-exempt income from bank owned life insurance proceeds in excess of the cash surrender value of the policies. Net income for the year ended December 31, 2016, included merger-related expenses of $4.0 million ($2.4 million, after tax) associated with the acquisition of Hopewell Valley Community Bank (“Hopewell Valley”).

Our assets increased by $417.0 million, or 10.4%, to $4.41 billion at December 31, 2018, from $3.99 billion at December 31, 2017. The increase was primarily attributable to increases in debt securities available-for-sale of $294.2 million, loans held-for-investment, net, of $104.4 million, and cash and cash equivalents of $19.9 million. The increase in assets was funded by a $449.5 million, or 15.8%, increase in deposits to $3.29 billion at December 31, 2018 from $2.84 billion at December 31, 2017.

Our stockholders’ equity increased by $27.6 million, or 4.3%, to $666.4 million at December 31, 2018, from $638.9 million at December 31, 2017. This increase was primarily attributable to net income of $40.1 million for year ended December 31, 2018, and a $9.9 million increase related to equity award activity, partially offset by dividend payments of $18.7 million and a $3.7 million increase in unrealized losses on our debt securities available-for-sale portfolio, attributable to the increased interest rate environment.

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

The analysis of the allowance for loan losses has a component for impaired loans held-for-investment and PCI loans, and a component for loans collectively evaluated for impairment. Prior to December 31, 2016, we maintained an amount identified as the unallocated component within the allowance for loan losses related to indicators of loan losses not fully captured in other components of the allowance for loan losses methodology, as well as the inherent imprecision of the loss estimation process. During the fourth quarter of 2016, the Company enhanced the allowance for loan losses qualitative framework to more fully capture the risks related to certain loan loss factors. These enhancements are meant to increase the level of precision in the allowance for loan losses. As a result, subsequent to 2015, the Company no longer has an unallocated reserve in its allowance for loan losses, as the risks and uncertainties meant to be captured by the unallocated allowance have been included in the qualitative framework for the respective loan portfolios.

Management has defined an impaired loan (excluding PCI loans) to be a loan for which it is probable, based on current information, that we will not collect all amounts due in accordance with the contractual terms of the loan agreement. We have defined the population of impaired loans to be all non-accrual loans with an outstanding balance of $500,000 or greater, and all loans identified as a TDR. Impaired loans are individually evaluated for impairment to determine that the loan’s carrying value is not in excess of the estimated fair value of the collateral (less cost to sell), if the loan is collateral dependent, or the present value of the expected future cash flows, if the loan is not collateral dependent. Management performs a detailed evaluation of each impaired loan and generally obtains updated appraisals as part of the evaluation. In addition, management adjusts estimated fair values down to appropriately consider recent market conditions, our willingness to accept, when appropriate, a lower sales price to effect a quick sale, and costs to dispose of any supporting collateral. Determining the estimated fair value of underlying collateral (and related costs to sell) can be difficult in illiquid real estate markets and is subject to significant assumptions and estimates. Management employs an independent third-party expert in appraisal preparation and review to ascertain the reasonableness of all appraisals. Projecting the expected cash flows under TDRs is inherently subjective and requires, among other things, an evaluation of the borrower’s current and projected financial condition. Actual results may be significantly different than our projections, and our established allowance for loan losses on these loans, and could have a material effect on our financial results.

The second component of the allowance for loan losses is the allowance for loans collectively evaluated for impairment. This evaluation excludes impaired, trouble-debt restructured, and PCI loans, with the remaining loans being placed into groups with similar risk characteristics, primarily loan type, loan-to-value (if collateral dependent) and internal credit risk rating. We apply an estimated loss rate to each loan group. The loss rates applied are based on our net loss experience (using appropriate look-back and loss emergence periods) as adjusted, if appropriate, for our qualitative assessment of factors which may not be fully captured in our historical quantitative net loss rates applied to:

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

The loss emergence period is the estimated time from the date of the loss event to the actual recognition of the loss (typically the first charge-off), and is determined based upon a study of the Company's past loss experience by loan groups.  The evaluation for loan losses is inherently subjective, as it requires material estimates that may be susceptible to significant revisions based on changes in economic and real estate market conditions. Actual loan losses may be significantly different than the allowance for loan losses we have established, which could have a material effect on our financial results.

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

Comparison of Financial Condition at December 31, 2018 and 2017

Total assets increased $417.0 million, or 10.4%, to $4.41 billion at December 31, 2018, from $3.99 billion at December 31, 2017. The increase was primarily attributable to increases in our available-for-sale debt securities portfolio of $294.2 million, or 57.3%, loans held-for-investment, net, of $104.4 million, or 3.3%, and cash and cash equivalents of $19.9 million or 34.4%.

The Company's debt securities available-for-sale portfolio totaled $808.0 million at December 31, 2018, compared to $513.8 million at December 31, 2017. The increase was primarily attributable to purchases of mortgage-backed and corporate securities, partially offset by paydowns and sales. At December 31, 2018, $565.0 million of the portfolio consisted of residential mortgage-backed securities issued or guaranteed by Fannie Mae, Freddie Mac, or Ginnie Mae. In addition, the Company held $242.7 million in corporate bonds, all of which were considered investment grade, and municipal bonds of $273,000. The effective duration of the securities portfolio at December 31, 2018 was 2.69 years.

Total loans held-for-investment, net, increased $104.4 million to $3.25 billion at December 31, 2018, as compared to $3.14 billion at December 31, 2017, primarily due to an increase in originated loans held-for-investment, net, partially offset by declines in acquired and purchased credit-impaired loans.

Originated loans held-for-investment, net, totaled $2.68 billion at December 31, 2018, as compared to $2.43 billion at December 31, 2017. The increase was primarily due to an increase in multifamily real estate loans of $194.8 million, or 11.2%, to $1.93 billion at December 31, 2018, from $1.74 billion at December 31, 2017, and to a lesser extent, a $54.1 million, or 12.1%, increase in commercial real estate loans to $499.3 million at December 31, 2018, from $445.2 million at December 31, 2017.

The following tables detail our multifamily real estate originations for the years ended December 31, 2018 and 2017 (dollars in thousands):

Year ended December 31, 2018
Multifamily Originations	Weighted Average Interest Rate	Weighted Average Loan-to-Value Ratio	Weighted Average Months to Next Rate Change or Maturity for Fixed Rate Loans	(F)ixed or (V)ariable	Amortization Term
$383,062	4.01%	62%	79	V	15-30 Years
16,230	4.23%	36%	181	F	15 Years
$399,292	4.02%	61%

Year ended December 31, 2017
Multifamily Originations	Weighted Average Interest Rate	Weighted Average Loan-to-Value Ratio	(F)ixed or (V)ariable	Weighted Average Months to Next Rate Change or Maturity for Fixed Rate Loans	Amortization Term
$352,031	3.64%	61%	V	80	15-30 Years
750	5.07%	48%	V	1	25 Years
16,640	3.95%	44%	F	180	15 Years
$369,421	3.65%	60%

Acquired loans decreased by $146.7 million to $546.2 million at December 31, 2018, from $692.8 million at December 31, 2017, primarily due to paydowns of lower yield one-to-four family residential and multifamily loans with weighted average interest rates (net of the servicing fee retained by the originating bank) ranging from 2.63% to 2.86%, partially offset by purchases of one-to-four family residential mortgage loan pools totaling $37.5 million.

The following table provides the details of the loans purchased during the year ended December 31, 2018 (dollars in thousands):

Principal Amounts Purchased	Loan Type	Weighted Average Interest Rate(1)	Weighted Average Loan-to-Value Ratio(2)	Weighted Average Months to Next Rate Change or Maturity for Fixed Rate Loans(2)	(F)ixed or (V)ariable	Original Amortization Term
$29,963	Residential	2.30%	55%	1	V	30 Years
4,368	Residential	3.67%	58%	346	F	15 - 30 Years
3,178	Residential	3.68%	60%	330	F	15 - 30 Years
$37,509		2.58%	56%

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

PCI loans totaled $20.1 million at December 31, 2018, as compared to $22.7 million at December 31, 2017. The majority of the PCI loan balance consists of loans acquired as part of an FDIC-assisted transaction. The Company accreted interest income attributable to PCI loans of $4.2 million, $5.5 million, and $5.2 million for the years ended December 31, 2018, 2017, and 2016, respectively.

Cash and cash equivalents increased by $19.9 million, or 34.4%, to $77.8 million at December 31, 2018, from $57.8 million at December 31, 2017. Balances fluctuate based on the timing of receipt of security and loan repayments and the redeployment of cash into higher-yielding assets such as loans and securities, or the funding of deposit or borrowing obligations.

Bank owned life insurance increased $3.5 million, or 2.3%, to $154.1 million at December 31, 2018, from $150.6 million at December 31, 2017. The increase resulted from income earned on bank owned life insurance for the year ended December 31, 2018.
Other real estate owned (“OREO”) decreased $850,000 to $0 at December 31, 2018, due to the sale of the Company's single OREO property.

Other assets decreased by $1.3 million, or 4.0%, to $31.6 million at December 31, 2018, from $32.9 million at December 31, 2017. The decrease in other assets was primarily attributable to a decrease in net deferred tax assets.

Total liabilities increased $389.5 million, or 11.6%, to $3.74 billion at December 31, 2018, from $3.35 billion at December 31, 2017. The increase was primarily attributable to increases in deposits of $449.5 million and advance payments by borrowers for taxes and insurance of $3.2 million, partially offset by a decrease in other borrowings of $62.7 million.

Deposits increased $449.5 million, or 15.8%, to $3.29 billion at December 31, 2018, from $2.84 billion at December 31, 2017. The increase was attributable to increases of $358.0 million in certificates of deposit accounts ($124.8 million of which were brokered deposits), and $169.5 million in savings accounts, partially offset by decreases of $58.9 million in money market accounts, and $19.0 million in transaction accounts.

Borrowings, consisting primarily of FHLB advances, decreased by $62.7 million, or 13.3%, to $408.9 million at December 31, 2018, from $471.5 million at December 31, 2017. Management utilizes borrowings to mitigate interest rate risk, for short-term liquidity to fund loan growth, and to a lesser extent as part of leverage strategies. The growth in deposits enabled the Company to reduce its borrowings in 2018.

Total stockholders’ equity increased by $27.6 million, or 4.3%, to $666.4 million at December 31, 2018, from $638.9 million at December 31, 2017. This increase was primarily attributable to net income of $40.1 million for year ended December 31, 2018, and a $9.9 million increase related to equity award activity, partially offset by dividend payments of $18.7 million and a $3.7 million increase in unrealized losses on our debt securities available-for-sale portfolio, attributable to the increased interest rate environment.

Comparison of Operating Results for the Years Ended December 31, 2018 and 2017

Net Income. Net income was $40.1 million and $24.8 million for the years ended December 31, 2018 and 2017, respectively. Significant variances from the prior year are as follows: a $2.3 million increase in net interest income, a $1.2 million increase in the provision for loan losses, a $3.5 million decrease in non-interest income, a $335,000 decrease in non-interest expense, and a $17.3 million decrease in income tax expense. The 2018 increase in net income benefited from federal tax reform. Net income for the year ended December 31, 2017 includes a tax charge of $10.5 million, related to the Tax Act which resulted in the Company reducing its net deferred tax assets by $10.5 million, with a corresponding charge to income tax expense.

Interest Income. Interest income increased by $14.4 million, or 10.9%, to $147.3 million for the year ended December 31, 2018, as compared to $132.9 million for the year ended December 31, 2017, primarily due to an increase in the average balance of interest-earning assets of $313.0 million, or 8.6%, and an eight basis point increase in the yields earned. The increase in the average balance of interest-earning assets was primarily attributable to increases in average loans of $124.6 million, average mortgage-backed securities of $106.7 million, and average other securities of $84.2 million. The Company accreted interest income related to its PCI loans of $4.2 million for the year ended December 31, 2018, as compared to $5.5 million for the year ended December 31, 2017. Interest income for the year ended December 31, 2018, included loan prepayment income of $2.0 million, compared to $1.4 million for the year ended December 31, 2017.

Interest Expense. Interest expense increased $12.1 million, or 50.4%, to $36.1 million for the year ended December 31, 2018, from $24.0 million for the year ended December 31, 2017.  The increase was due primarily to an increase of $11.4 million in interest expense on deposits. The increase in interest expense on deposits was attributable to an increase in the average balance of interest-bearing deposits of $299.5 million, or 12.8%, to $2.64 billion for the year ended December 31, 2018, from $2.34 billion for the year ended December 31, 2017, and a 35 basis point increase in the cost of interest-bearing deposits to 1.05% from 0.70%, in conjunction with increased market interest rates.

Net Interest Income. Net interest income for the year ended December 31, 2018, increased $2.3 million, or 2.2%, to $111.2 million, from $108.9 million for the year ended December 31, 2017, primarily due to a $313.0 million, or 8.6%, increase in our average interest-earning assets, partially offset by an 18 basis point decrease in our net interest margin to 2.81% from 2.99% for the year ended December 31, 2017. Yields earned on interest-earning assets increased eight basis points to 3.72% for the year ended December 31, 2018, from 3.64% for the prior year, driven by higher yields on all asset classes. The cost of interest-bearing liabilities increased 31 basis points to 1.16% for the year ended December 31, 2018, as compared to 0.85% for the prior year, due to the increased cost of deposits and borrowed funds in conjunction with increased market interest rates.

Provision for Loan Losses. The provision for loan losses increased $1.2 million, or 85.3%, to $2.6 million for the year ended December 31, 2018, from $1.4 million for the year ended December 31, 2017, primarily due to an increase in net charge-offs and originated loan growth. Net charge-offs for the year ended December 31, 2018 were $1.3 million as compared to net recoveries of $154,000 for the year ended December 31, 2017. The increase in net charge-offs was primarily due to a $1.2 million charge-off on an impaired commercial real estate loan.

Management is monitoring the effects of the recent U.S. government partial shutdown to the Company's business, and working with customers affected by it. A segment of the Company’s multifamily loan portfolio has tenants that are subject to government rent subsidies. As of December 31, 2018, the Company had 46 multifamily loans, with an aggregate outstanding balance of approximately $118 million, subject to some level of government rent subsidies. As of December 31, 2018, these loans have performed in accordance with their contractual terms.

Non-interest Income. Non-interest income decreased $3.5 million, or 30.2%, to $8.1 million for the year ended December 31, 2018, from $11.6 million for the year ended December 31, 2017, primarily due to a decrease in income on bank owned life insurance, attributable to $1.5 million of insurance proceeds in excess of the related cash surrender value of the policies, received in the first quarter of 2017, and a $2.0 million increase in losses on securities, net. Securities losses, net, during the year ended December 31, 2018, included losses of $879,000 related to the Company’s trading portfolio, compared to gains of $1.1 million in the prior year. The trading portfolio is utilized to fund the Company’s deferred compensation obligation to certain employees and directors of the Company's deferred compensation plan (the “Plan”). The participants of this Plan, at their election, defer a portion of their compensation. Gains and losses on trading securities have no effect on net income since participants benefit from, and bear the full risk of, changes in the trading securities market values. Therefore, the Company records an equal and offsetting amount in compensation expense, reflecting the change in the Company’s obligations under the Plan.

Non-interest Expense. Non-interest expense decreased $335,000, or 0.5%, to $67.0 million for the year ended December 31, 2018, from $67.4 million for the year ended December 31, 2017. The decrease was primarily attributable to a $3.4 million reduction in compensation and employee benefits, $2.0 million of which was related to the mark-to-market adjustment on trading securities in the Company’s deferred compensation plan which is described above, and had no effect on net income, as well as a decrease in stock compensation expense. Partially offsetting the decrease in compensation and benefits was an increase of $826,000 in occupancy costs, primarily due to higher rent and real estate taxes related to two new branch offices and the expansion of our corporate office space, as well as higher repairs and maintenance costs; a $426,000 increase in data processing fees, primarily attributable to increased core system costs associated with higher levels of customer account activity, as well as implementation costs related to telecommunication upgrades; a $708,000 increase in professional fees; and an $865,000 increase in advertising expense, associated with rate driven deposit promotions.

Income Tax Expense. The Company recorded income tax expense of $9.6 million for the year ended December 31, 2018, compared to $27.0 million for the year ended December 31, 2017. The effective tax rate for the year ended December 31, 2018, was 19.4%, compared to 52.1% for the year ended December 31, 2017. The effective tax rate for the year ended December 31, 2018, reflects the reduction of the federal corporate tax rate to 21% from 35% effective January 1, 2018, and excess tax benefits of $2.7 million related to the exercise or vesting of equity awards. The effective tax rate for the year ended December 31, 2017 reflects: (i) a tax charge of $10.5 million related to the enactment of the Tax Reform Act in the fourth quarter of 2017, as discussed above; (ii) excess tax benefits of $2.3 million related to the exercise or vesting of equity awards; and (iii) $1.5 million of tax-exempt income from bank owned life insurance proceeds in excess of the cash surrender value of the policies. Excess tax benefits will fluctuate throughout the year based on the Company's stock price and timing of employee stock option exercises and vesting of other share-based awards.

On July 1, 2018, the State of New Jersey enacted new legislation that created a temporary surtax effective for tax years 2018 through 2021 and will require companies to file combined tax returns beginning in 2019. The new legislation did not result in a material change to our net deferred tax asset or state tax expense. Management continues to evaluate the effect of this new legislation, including the issuance of regulations by the New Jersey Division of Taxation, on our net deferred tax asset and future tax expense.

Comparison of Operating Results for the Years Ended December 31, 2017 and 2016

Net Income. Net income was $24.8 million and $26.1 million for the years ended December 31, 2017 and 2016, respectively. Significant variances from the prior year are as follows: a $5.6 million increase in net interest income, a $776,000 increase in the provision for loan losses, a $1.6 million increase in non-interest income, a $5.6 million decrease in non-interest expense, and a $13.3 million increase in income tax expense. Net income for the year ended December 31, 2017 includes a tax charge of $10.5 million related to the Tax Act, a $2.3 million reduction in income tax expense as a result of the adoption of Accounting Standards Update No. 2016-09, Compensation - Stock Compensation (Topic 718) (“ASU 2016-09”) related to the accounting of stock compensation, and $1.5 million of tax-exempt income from bank owned life insurance proceeds in excess of the cash surrender value of the policies. Net income for the year ended December 31, 2016 included merger-related expenses of $4.0 million ($2.4 million, after tax) associated with the acquisition of Hopewell Valley.

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

Non-interest Income. Non-interest income increased $1.6 million, or 15.6%, to $11.6 million for the year ended December 31, 2017, from $10.1 million for the year ended December 31, 2016, primarily due to an increase of $1.5 million in income on bank owned life insurance, attributable to insurance proceeds in excess of the related cash surrender value of the policies, and an increase of $470,000 in gains on securities, net. Partially offsetting these increases was a decrease in fees and service charges for customer services of $232,000. Securities gains, net, in 2017, included gains of $1.1 million related to the Company’s trading portfolio, compared to gains of $507,000 in the comparative prior year. The trading portfolio is utilized to fund the Company’s deferred compensation obligation to certain employees and directors of the Company's deferred compensation plan (the Plan). The participants of this Plan, at their election, defer a portion of their compensation. Gains and losses on trading securities have no effect on net income since participants benefit from, and bear the full risk of, changes in the trading securities market values. Therefore, the Company records an equal and offsetting amount in compensation expense, reflecting the change in the Company’s obligations under the Plan.

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

Income Tax Expense. The Company recorded income tax expense of $27.0 million for the year ended December 31, 2017, compared to $13.7 million for the year ended December 31, 2016. The effective tax rate for the year ended December 31, 2017, was 52.1%, compared to 34.3% for the year ended December 31, 2016. The effective tax rate for the year ended December 31, 2017 was affected by: (i) a tax charge of $10.5 million resulting from the re-measurement of our net deferred tax assets related to the recently enacted Tax Act; (ii) the adoption of ASU 2016-09 related to stock compensation, which resulted in a $2.3 million reduction in income tax expense from the exercise or vesting of equity awards. Previously these tax benefits were recorded through equity as an adjustment to additional paid in capital; and (iii) $1.5 million of tax-exempt income from bank owned life insurance proceeds in excess of the cash surrender value of the policies. The effective tax rate for the year ended December 31, 2016, was affected by $211,000 of non-deductible merger related expenses.

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

	For the Years Ended December 31,
	2018			2017			2016
	Average Outstanding Balance	Interest	Average Yield/ Rate	Average Outstanding Balance	Interest	Average Yield/ Rate	Average Outstanding Balance	Interest	Average Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Loans (1)	$3,176,965	$127,591	4.02%	$3,052,410	$120,340	3.94%	$2,781,336	$111,776	4.02%
Mortgage-backed securities (2)	540,859	12,987	2.40%	434,166	9,174	2.11%	525,355	10,832	2.06%
Other securities(2)	153,346	4,112	2.68%	69,163	1,310	1.89%	57,240	908	1.59%
FHLB of New York stock	24,731	1,683	6.81%	26,155	1,461	5.59%	25,405	1,171	4.61%
Interest-earning deposits	63,898	919	1.44%	64,868	584	0.90%	74,892	285	0.38%
Total interest-earning assets	3,959,799	147,292	3.72%	3,646,762	132,869	3.64%	3,464,228	124,972	3.61%
Non-interest-earning assets	242,128			270,161			268,154
Total assets	$4,201,927			$3,916,923			$3,732,382

Interest-bearing liabilities:
Savings, NOW, and money market accounts	$1,681,567	$11,053	0.66%	$1,713,863	$8,233	0.48%	$1,619,250	$7,758	0.48%
Certificates of deposit	956,821	16,688	1.74%	625,067	8,153	1.30%	580,973	6,529	1.12%
Total interest-bearing deposits	2,638,388	27,741	1.05%	2,338,930	16,386	0.70%	2,200,223	14,287	0.65%
Borrowings	459,180	8,309	1.81%	494,361	7,590	1.54%	491,802	7,381	1.50%
Total interest-bearing liabilities	3,097,568	36,050	1.16%	2,833,291	23,976	0.85%	2,692,025	21,668	0.80%
Non-interest-bearing deposits	405,319			385,891			372,946
Accrued expenses and other liabilities	49,157			59,034			53,808
Total liabilities	3,552,044			3,278,216			3,118,779
Stockholders’ equity	649,883			638,707			613,603
Total liabilities and stockholders’ equity	$4,201,927			$3,916,923			$3,732,382

Net interest income		$111,242			$108,893			$103,304
Net interest rate spread (3)			2.56%			2.79%			2.81%
Net interest-earning assets (4)	$862,231			$813,471			$772,203
Net interest margin (5)			2.81%			2.99%			2.98%
Average interest-earning assets to interest-bearing liabilities			127.84%			128.71%			128.68%

(1)	Includes non-accruing loans.
(2)	Securities available-for-sale are reported at amortized cost.
(3)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(4)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(5)	Net interest margin represents net interest income divided by average total interest-earning assets.

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

	Year Ended December 31,			Year Ended December 31,
	2018 vs. 2017			2017 vs. 2016
			Total			Total
	Increase (Decrease) Due to		Increase	Increase (Decrease) Due to		Increase
	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)
	(Dollars in thousands)
Interest-earning assets:
Loans	$4,974	$2,277	$7,251	$10,637	$(2,073)	$8,564
Mortgage-backed securities	2,452	1,361	3,813	(1,935)	277	(1,658)
Other securities	2,089	713	2,802	208	194	402
FHLB of New York stock	(74)	296	222	35	255	290
Interest-earning deposits	(9)	344	335	(32)	331	299
Total interest-earning assets	9,432	4,991	14,423	8,913	(1,016)	7,897
Interest-bearing liabilities:
Savings, NOW and money market accounts	(152)	2,972	2,820	454	21	475
Certificates of deposit	5,219	3,316	8,535	521	1,103	1,624
Total deposits	5,067	6,288	11,355	975	1,124	2,099
Borrowings	(476)	1,195	719	39	170	209
Total interest-bearing liabilities	4,591	7,483	12,074	1,014	1,294	2,308
Change in net interest income	$4,841	$(2,492)	$2,349	$7,899	$(2,310)	$5,589

Asset Quality

Purchased Credit-Impaired Loans

PCI loans are recorded at estimated fair value using discounted expected future cash flows deemed to be collectible on the date acquired. Based on its detailed review of PCI loans and experience in loan workouts, management believes it has a reasonable expectation about the amount and timing of future cash flows and accordingly has classified PCI loans ($20.1 million at December 31, 2018) as accruing, even though they may be contractually past due. At December 31, 2018, 10.0% of PCI loans were past due 30 to 89 days, and 23.3% were past due 90 days or more, as compared to 10.8% and 17.1%, respectively, at December 31, 2017.

Originated and Acquired Loan

The discussion that follows includes originated and acquired loans, both held-for-investment and held-for-sale.

General.  Maintaining loan quality historically has been, and will continue to be, a key element of our business strategy. We employ conservative underwriting standards for new loan originations and maintain sound credit administration practices while the loans are outstanding. In addition, substantially all of our loans are secured, predominantly by real estate. At December 31, 2018, our non-performing loans totaled $9.2 million, or 0.28%, of total loans held-for-investment. At the same time, net charge-offs have remained low at 0.04% of average loans outstanding for the year ended December 31, 2018, and 0.03% for the year ended December 31, 2016.  The Company had net recoveries of 0.01% for the year ended December 31, 2017.

Non-performing Assets and Delinquent Loans.  The following table details non-performing assets at December 31, 2018 and 2017 (in thousands):

	December 31,
	2018	2017
Non-accrual loans:
Held-for-investment	$8,649	$5,257
Non-accruing loans subject to restructuring agreements:
Held-for-investment	513	251
Total non-accruing loans	9,162	5,508
Loans 90 days or more past due and still accruing:
Held-for-investment	33	28
Total non-performing loans	9,195	5,536
Other real estate owned	—	850
Total non-performing assets	$9,195	$6,386
Loans subject to restructuring agreements and still accruing	$16,390	$18,003
Accruing loans 30 to 89 days delinquent	$8,562	$12,044

The following table details non-performing loans by loan type at December 31, 2018 and 2017 (in thousands):

	December 31,
	2018	2017
Real estate loans:
Commercial	$7,291	$4,087
One-to-four family residential	1,129	774
Multifamily	566	417
Home equity and lines of credit	151	156
Commercial and industrial	25	74
Total non-accrual loans:	9,162	5,508
Loans delinquent 90 days or more and still accruing:
Real estate loans:
One-to-four family residential	33	27
Commercial and industrial	—	1
Total loans delinquent 90 days or more and still accruing	33	28
Total non-performing loans	$9,195	$5,536

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

 The following table sets forth the total amounts of delinquencies for accruing loans that were 30 to 89 days past due by type and by amount at the dates indicated (in thousands):

	December 31,
	2018	2017
Real estate loans:
Commercial	$2,377	$4,347
One-to-four family residential	4,120	4,162
Construction and land	—	6
Multifamily	2,018	3,298
Home equity and lines of credit	—	—
Commercial and industrial loans	45	202
Other loans	2	29
	$8,562	$12,044
Included in non-accruing loans are loans subject to restructuring agreements totaling $513,000 and $251,000 at December 31, 2018, and December 31, 2017, respectively. At December 31, 2018, one of the three non-accruing loans subject to restructuring agreements, totaling $235,000, was not performing in accordance with its restructured terms. The loan is a one one-to-four family residential loan which is collateralized by real estate with an estimated fair value of $672,000. This same loan represented the entire balance of loans subject to restructuring agreements at December 31, 2017 totaling $251,000, and was also not performing in accordance with its restructured terms at that date.
The Company also holds loans subject to restructuring agreements that are on accrual status, which totaled $16.4 million and $18.0 million at December 31, 2018, and December 31, 2017, respectively. At December 31, 2018, $14.8 million, or 90.1%, of the $16.4 million of accruing loans subject to restructuring agreements were performing in accordance with their restructured terms. At December 31, 2017, $16.2 million, or 90.1%, of the accruing loans subject to restructuring agreements were performing in accordance with their restructured terms. Generally, the types of concessions that we make to troubled borrowers include both temporary and permanent reductions to interest rates, extensions of payment terms, and, to a lesser extent, forgiveness of principal and interest.

The table below sets forth the amounts and categories of the TDRs as of December 31, 2018, and December 31, 2017 (in thousands):

	At December 31,
	2018		2017
	Non-Accruing	Accruing	Non-Accruing	Accruing
Real estate loans:
Commercial	$—	$12,664	$—	$13,272
One-to-four family residential	361	2,324	251	3,135
Multifamily	152	1,268	—	1,440
Home equity and lines of credit	—	61	—	69
Commercial and industrial loans	—	73	—	87
	$513	$16,390	$251	$18,003

Performing in accordance with restructured terms	54.2%	90.1%	—%	90.1%

Allowance for loan losses.    The allowance for loan losses to non-performing loans decreased from 472.63% at December 31, 2017 to 299.06% at December 31, 2018. This decrease was primarily attributable to an increase in non-performing loans of $3.7 million, from $5.5 million at December 31, 2017 to $9.2 million at December 31, 2018. The Company utilizes external appraisals for its impairment analysis. Generally, non-performing loans are charged down to the appraised value of collateral less costs to sell, which reduces the ratio of the allowance for loan losses to non-performing loans. Downward adjustments to appraisal values, primarily to reflect “quick sale” discounts, are generally recorded as specific reserves within the allowance for loan losses.

The allowance for loan losses to originated loans held-for-investment, net, decreased to 0.99% at December 31, 2018, from 1.04% at December 31, 2017. The decline in the loan coverage ratio from December 31, 2017 resulted from an overall improvement in asset quality. Net charge-offs were $1.3 million for the year ended December 31, 2018, compared to net recoveries of $154,000 for the year ended December 31, 2017, and net charge-offs of $810,000 for the year ended 2016. The provision for loan losses was $2.6 million and $1.4 million for the years ended December 31, 2018 and 2017, respectively.

Specific reserves on impaired loans decreased $56,000, or 68%, from $82,000 at December 31, 2017, to $26,000 at December 31, 2018. At December 31, 2018, he Company had 33 loans classified as impaired and recorded $26,000 of specific reserves on four of the 33 impaired loans. At December 31, 2017, the Company had 33 loans classified as impaired and recorded $82,000 of specific reserves on eight of the 33 impaired loans.

The following table sets forth activity in our allowance for loan losses, by loan type, at December 31, for the years indicated (in thousands):

	Real estate loans
	Commercial	One-to-four Family Residential	Construction and Land	Multifamily	Home Equity and Lines of Credit	Commercial and Industrial	Other	PCI	Acquired	Unallocated	Total Allowance for Loan Losses
2015	$7,106	$787	$261	$12,387	$795	$1,288	$155	$783	$115	$1,093	$24,770
Provision for loan losses	(1,217)	(105)	(89)	2,843	(209)	494	(62)	113	(40)	(1,093)	635
Recoveries	181	2	—	—	2	4	5	—	—	—	194
Charge-offs	(638)	(20)	—	(278)	—	(66)	(2)	—	—	—	(1,004)
2016	5,432	664	172	14,952	588	1,720	96	896	75	—	24,595
Provision for loan losses	(302)	(161)	438	2,329	(459)	(453)	(2)	55	(34)	—	1,411
Recoveries	70	—	—	277	97	79	—	—	33	—	556
Charge-offs	(4)	—	—	(184)	(104)	(73)	—	—	(37)	—	(402)
2017	5,196	503	610	17,374	122	1,273	94	951	37	—	26,160
Provision for loan losses	1,641	(162)	(147)	684	229	346	14	59	(49)	—	2,615
Recoveries	49	4	—	26	—	20	—	—	13	—	112
Charge-offs	(1,256)	(3)	—	—	(60)	(70)	—	—	(1)	—	(1,390)
2018	$5,630	$342	$463	$18,084	$291	$1,569	$108	$1,010	$—	$—	$27,497

During the year ended December 31, 2018, the Company recorded net charge-offs of $1.3 million, as compared to net recoveries of $154,000, for the year ended December 31, 2017. The increase in net charge-offs was primarily due to a $1.2 million charge-off on an impaired commercial real estate loan. As a result of increases in outstanding balances, driven by originated loan growth, the allowance for loan losses allocated to commercial real estate loans, multifamily real estate loans, home equity and lines of credit, commercial and industrial loans, and other loans increased from 2017 to 2018, whereas the allowance allocated to one-to-four family residential loans and construction and land loans decreased, due to a decrease in the outstanding balances of those loans from 2017 to 2018. The increase in the allowance for PCI loans was attributable to the annual recasting of PCI cash flows.

Prior to December 31, 2016, we maintained an amount identified as the unallocated component within the allowance for loan losses related to indicators of loan losses not fully captured in other components of the allowance for loan losses methodology, as well as the inherent imprecision of the loss estimation process.  During the fourth quarter of 2016, the Company enhanced the allowance for loan losses qualitative framework to more fully capture the risks related to certain loan loss factors. These enhancements are meant to increase the level of precision in the allowance for loan losses. As a result, subsequent to 2015, the Company no longer has an unallocated reserve in its allowance for loan losses, as the risks and uncertainties meant to be captured by the unallocated allowance have been included in the qualitative framework for the respective loan portfolios.

Management of Market Risk

General.  A majority of our assets and liabilities are monetary in nature. Consequently, our most significant form of market risk is interest rate risk. Our assets, consisting primarily of mortgage-related securities and loans, generally have longer maturities than our liabilities, which consist primarily of deposits and wholesale borrowings. As a result, a principal part of our business strategy involves managing interest rate risk and limiting the exposure of our net interest income to changes in market interest rates. Accordingly, our Board of Directors has established a Management Asset-Liability Committee, comprised of our SVP & Chief Investment Officer and Treasurer, who chairs this Committee, our President and Chief Executive Officer, our EVP & Chief Administrative Officer, EVP & Chief Financial Officer, EVP & Chief Lending Officer, EVP Operations, EVP Branch Administration and Business Development, SVP and Chief Risk Officer, and SVP & Director of Marketing, and other officers and staff as necessary or appropriate to manage interest rate risk. This committee is responsible for, among other things, evaluating the interest rate risk inherent in our assets and liabilities, for recommending to the risk management committee of our Board of Directors the level of risk that is appropriate given our business strategy, operating environment, capital, liquidity and performance objectives, and for managing this risk consistent with the guidelines approved by the Board of Directors.

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

•	investing in investment grade corporate securities and mortgage-backed securities; and

•	obtaining general financing through lower-cost core deposits, brokered deposits, and longer-term FHLB advances and repurchase agreements.
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

The following tables set forth, as of December 31, 2018 and December 31, 2017, our calculation of the estimated changes in our NPV, NPV ratio, and percent change in net interest income that would result from the designated instantaneous and sustained changes in interest rates (dollars in thousands). Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments and deposit repricing characteristics including decay rates, and correlations to movements in interest rates, and should not be relied on as indicative of actual results.

	NPV at December 31, 2018
Change in Interest Rates (basis points)	Estimated Present Value of Assets	Estimated Present Value of Liabilities	Estimated NPV	Estimated Change In NPV	Estimated Change in NPV %	Estimated NPV/Present Value of Assets Ratio	Next 12 Months Net Interest Income Percent Change	Months 13-24 Net Interest Income Percent Change
400	$4,031,597	$3,319,312	$712,285	$(149,277)	(17.33)%	17.67%	(16.59)%	(3.47)%
300	4,124,540	3,376,794	747,746	(113,816)	(13.21)%	18.13%	(12.38)%	(2.56)%
200	4,223,771	3,436,264	787,507	(74,055)	(8.60)%	18.64%	(7.84)%	(0.97)%
100	4,324,514	3,498,443	826,071	(35,491)	(4.12)%	19.10%	(3.71)%	(0.11)%
—	4,425,777	3,564,215	861,562	—	—%	19.47%	—%	—%
(100)	4,527,603	3,637,211	890,392	28,830	3.35%	19.67%	1.27%	(2.13)%
(200)	4,633,379	3,712,989	920,390	58,828	6.83%	19.86%	2.03%	(3.03)%

The table above indicates that at December 31, 2018, in the event of a 200 basis point decrease in interest rates, we would experience a 6.83% increase in estimated net portfolio value and a 2.03% increase in net interest income in year one and a 3.03% decrease in net income in year two. In the event of a 200 basis point increase in interest rates, we would experience an 8.60% decrease in net portfolio value and a 7.84% decrease in net interest income in year one and a 0.97% decrease in net interest income in year two.

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

The table above indicates that at December 31, 2017, in the event of a 200 basis point decrease in interest rates, we would experience an 8.20% increase in estimated net portfolio value and a 0.21% increase in net interest income in year one and a 0.56% decrease in net income in year two. In the event of a 200 basis point increase in interest rates, we would experience a 10.28% decrease in net portfolio value and a 4.67% decrease in net interest income in year one and a 0.46% increase in net interest income in year two.

Our policies provide that, in the event of a 200 basis point decrease or less in interest rates, our net present value ratio should decrease by no more than 300 basis points and 10%, and in the event of a 400 basis point increase or less, our net present value should decrease by no more than 475 basis points and 35%. In the event of a 200 basis point decrease or less, our projected net interest income should decrease by no more than 10% in year one and 25% in year two, and in the event of a 400 basis point increase or less, our projected net interest income should decrease by no more than 30% in year one and 22% in year two. However, when the federal funds rate is low and negative rate shocks do not produce meaningful results, management may temporarily suspend use of guidelines for negative rate shocks. At December 31, 2018 and December 31, 2017, we were in compliance with all Board-approved policies with respect to interest rate risk management.
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

Liquidity and Capital Resources

Liquidity is the ability to fund assets and meet obligations as they come due.  Our primary sources of funds consist of deposit inflows, loan repayments, borrowings through repurchase agreements and advances from money center banks and the FHLB of New York, and repayments, maturities and sales of securities.  While maturities and scheduled amortization of loans and securities are reasonably predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions, and competition.  Our Board Risk Committee is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and withdrawals of deposits by our customers as well as unanticipated contingencies.  We seek to maintain a ratio of liquid assets (not subject to pledge or encumbered) as a percentage of deposits and borrowings of 35% or greater. At December 31, 2018, this ratio was 47.47%.  We believe that we had sufficient sources of liquidity to satisfy our short- and long-term liquidity needs at December 31, 2018.

We regularly adjust our investments in liquid assets based on our assessment of:

•	expected loan demand;

•	expected deposit flows;

•	yields available on interest-earning deposits and securities; and

•	the objectives of our asset/liability management program.

Our most liquid assets are cash and cash equivalents, corporate bonds, and unpledged mortgage-related securities issued or guaranteed by the U.S. Government, Fannie Mae, or Freddie Mac, that we can either borrow against or sell. We also have the ability to surrender bank-owned life insurance contracts. The surrender of these contracts would subject the Company to income taxes and penalties for increases in the cash surrender values over the original premium payments. We also have a $100 million Municipal Letter of Credit from the FHLB of New York that can be used to secure municipal deposits.

The Company had the following primary sources of liquidity at December 31, 2018 (in thousands):

Cash and cash equivalents(1)	$62,615
Corporate bonds	$242,749
Multifamily loans(2)	$789,642
Mortgage-backed securities (issued or guaranteed by the U.S. Government, Fannie Mae, or Freddie Mac)(2)	$462,440

(1) Excludes $15,147 Cash at bank.
(2) Represents remaining borrowing potential.

At December 31, 2018, we had $39.3 million in outstanding loan commitments. In addition, we had $136.6 million in unused lines of credit to borrowers. Certificates of deposit due within one year of December 31, 2018, totaled $841.6 million, or 25.6% of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including loan sales, securities sales, other deposit products, including replacement certificates of deposit, securities sold under agreements to repurchase (repurchase agreements), and advances from the FHLB of New York and other borrowing sources. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit. Based on experience, we believe that a significant portion of such deposits will remain with us, and we have the ability to attract and retain deposits by adjusting the interest rates offered.

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

Northfield Bancorp, Inc. is a separate legal entity from Northfield Bank and must provide for its own liquidity to fund dividend payments, stock repurchases, and other corporate risk factors. The Company’s primary source of liquidity is the receipt of dividend payments from the Bank in accordance with applicable regulatory requirements. At December 31, 2018, Northfield Bancorp, Inc. (unconsolidated) had liquid assets of $21.9 million.

Northfield Bank and Northfield Bancorp, Inc. are both subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning assets and off-balance sheet items to broad risk categories. At December 31, 2018, both Northfield Bank and Northfield Bancorp, Inc. exceeded all regulatory capital requirements and are considered “well capitalized” under regulatory guidelines.  See “Item 1. Business - Supervision and Regulation” and Note 14 of the Notes to the Consolidated Financial Statements.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

Commitments. As a financial services provider, we routinely are a party to various financial instruments with off-balance-sheet risks, such as commitments to extend credit, and unused lines of credit. While these contractual obligations represent our potential future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon. Such commitments are subject to the same credit policies and approval process applicable to loans we originate. In addition, we routinely enter into commitments to sell mortgage loans; such amounts are not significant to our operations. For additional information, see Note 13 of the Notes to the Consolidated Financial Statements.

Contractual Obligations.  In the ordinary course of our operations, we enter into certain contractual obligations. Such obligations include leases for premises and equipment, agreements with respect to borrowed funds and deposit liabilities, and agreements with respect to investments.

The following table summarizes our significant fixed and determinable contractual obligations and other funding needs by payment date at December 31, 2018 (in thousands). The payment amounts represent those amounts due to the recipient and do not include any unamortized premiums or discounts or other similar carrying amount adjustments.

	Payments Due by Period
Contractual Obligations	Less Than One Year	One to Three Years	More Than Three to Five Years	More Than Five Years	Total
Borrowings (1)	$124,171	$160,000	$107,500	$12,500	$404,171
Floating rate advances	5,345	—	—	—	5,345
Operating leases	5,735	11,461	9,588	35,260	62,044
Capitalized leases	44	—	—	—	44
Certificates of deposit	841,562	174,559	80,775	—	1,096,896
Total	$976,857	$346,020	$197,863	$47,760	$1,568,500
Commitments to extend credit (2)	$175,912	$—	$—	$—	$175,912

(1)	Includes FHLB of New York advances, and accrued interest payable at December 31, 2018.
(2)	Includes unused lines of credit which are assumed to be funded within the year.

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

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Northfield Bancorp, Inc., and subsidiaries (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2018, and the related notes (collectively, the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 1, 2019 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
March 1, 2019

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Northfield Bancorp, Inc.:

Opinion on Internal Control Over Financial Reporting
We have audited Northfield Bancorp, Inc. and subsidiaries' (the “Company”) internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2018 and 2017, the related consolidated statements of comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2018, and the related notes (collectively, the consolidated financial statements), and our report dated March 1, 2019 expressed an unqualified opinion on those consolidated financial statements.
Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ KPMG LLP
Short Hills, New Jersey
March 1, 2019

NORTHFIELD BANCORP, INC.  AND SUBSIDIARIES
Consolidated Balance Sheets

	At December 31,
	2018	2017
	(Dollars in thousands, except share data)
ASSETS:
Cash and due from banks	$15,147	$17,446
Interest-bearing deposits in other financial institutions	62,615	40,393
Total cash and cash equivalents	77,762	57,839
Trading securities	8,968	9,597
Debt securities available-for-sale, at estimated fair value	808,031	513,782
Debt securities held-to-maturity	9,505	9,931
(estimated fair value of $9,249 at December 31, 2018, and $9,892 at December 31, 2017)
Equity securities	1,280	1,339
Originated loans held-for-investment, net	2,678,877	2,425,275
Loans acquired	546,150	692,803
Purchased credit-impaired (PCI) loans held-for-investment	20,143	22,741
Loans held-for-investment, net	3,245,170	3,140,819
Allowance for loan losses	(27,497)	(26,160)
Net loans held-for-investment	3,217,673	3,114,659
Accrued interest receivable	12,959	10,713
Bank owned life insurance	154,135	150,604
Federal Home Loan Bank (FHLB) of New York stock, at cost	22,517	25,046
Premises and equipment, net	25,605	25,746
Goodwill	38,411	38,411
Other real estate owned	—	850
Other assets	31,586	32,900
Total assets	$4,408,432	$3,991,417

LIABILITIES AND STOCKHOLDERS’ EQUITY:
LIABILITIES:
Deposits	$3,286,512	$2,836,979
Securities sold under agreements to repurchase	—	2,000
Other borrowings	408,891	469,549
Advance payments by borrowers for taxes and insurance	18,007	14,798
Accrued expenses and other liabilities	28,583	29,214
Total liabilities	3,741,993	3,352,540

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value; 25,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value: 150,000,000 shares authorized, 60,933,707 shares issued at December 31, 2018 and 2017, 49,635,673 and 48,803,885 outstanding at December 31, 2018 and 2017, respectively	609	609
Additional paid-in-capital	546,219	548,864
Unallocated common stock held by employee stock ownership plan	(20,992)	(22,244)
Retained earnings	302,544	281,138
Accumulated other comprehensive loss	(9,147)	(5,451)
Treasury stock at cost; 11,298,034 and 12,129,822 shares at December 31, 2018 and 2017, respectively	(152,794)	(164,039)
Total stockholders’ equity	666,439	638,877
Total liabilities and stockholders’ equity	$4,408,432	$3,991,417

See accompanying notes to consolidated financial statements.

NORTHFIELD BANCORP, INC.  AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income

	Years ended December 31,
	2018	2017	2016
	(Dollars in thousands, except share and per share data)
Interest income:
Loans	$127,591	$120,340	$111,776
Mortgage-backed securities	12,987	9,174	10,832
Other securities	4,112	1,310	908
FHLB of New York dividends	1,683	1,461	1,171
Deposits in other financial institutions	919	584	285
Total interest income	147,292	132,869	124,972
Interest expense:
Deposits	27,741	16,386	14,287
Borrowings	8,309	7,590	7,381
Total interest expense	36,050	23,976	21,668
Net interest income	111,242	108,893	103,304
Provision for loan losses	2,615	1,411	635
Net interest income after provision for loan losses	108,627	107,482	102,669
Non-interest income:
Fees and service charges for customer services	4,877	4,702	4,934
Income on bank owned life insurance	3,705	5,386	3,998
Losses/(gains) on securities, net	(701)	1,283	813
Other	246	271	327
Total non-interest income	8,127	11,642	10,072
Non-interest expense:
Compensation and employee benefits	34,802	38,237	39,780
Occupancy	12,096	11,270	11,411
Furniture and equipment	1,004	1,141	1,421
Data processing	5,011	4,585	6,054
Professional fees	3,482	2,774	3,461
Advertising	2,726	1,861	1,885
Federal Deposit Insurance Corporation (FDIC) insurance	1,065	1,064	1,494
Other	6,857	6,446	7,440
Total non-interest expense	67,043	67,378	72,946
Income before income tax expense	49,711	51,746	39,795
Income tax expense	9,632	26,978	13,665
Net income	$40,079	$24,768	$26,130
Net income per common share:
Basic	$0.87	$0.55	$0.59
Diluted	$0.85	$0.53	$0.57

Basic weighted average shares outstanding	46,319,760	45,325,445	44,374,389
Diluted weighted average shares outstanding	47,107,433	46,875,730	45,717,887

See accompanying notes to consolidated financial statements.
NORTHFIELD BANCORP, INC. AND SUBSIDIARIES Consolidated Statements of Comprehensive Income - (Continued)

	Years ended December 31,
	2018	2017	2016
	(Dollars in thousands)
Net income	$40,079	$24,768	$26,130
Other comprehensive (loss) income:
Unrealized losses on securities:
Net unrealized holding losses on securities	(5,203)	(283)	(2,202)
Less: reclassification adjustment for net gains included in net income (included in losses (gains) on securities, net)	(178)	(169)	(306)
Net unrealized losses	(5,381)	(452)	(2,508)
Post-retirement benefits adjustment	240	74	244
Other comprehensive loss, before tax	(5,141)	(378)	(2,264)
Income tax benefit related to net unrealized holding losses on securities	1,462	113	894
Income tax expense related to reclassification adjustment for gains included in net income	50	68	122
Income tax expense related to post-retirement benefits adjustment	(67)	(30)	(98)
Other comprehensive loss, net of tax	(3,696)	(227)	(1,346)
Comprehensive income	$36,383	$24,541	$24,784

See accompanying notes to consolidated financial statements.

NORTHFIELD BANCORP, INC.  AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders’ Equity

	For the years ended December 31, 2018, 2017 and 2016
	Common Stock
	Shares Outstanding	Par Value	Additional Paid-in Capital	Unallocated Common Stock Held by the Employee Stock Ownership Plan	Retained Earnings	Accumulated Other Comprehensive Income (loss) Net of tax	Treasury Stock	Total Stockholders' Equity
	(Dollars in thousands, except share and per share data)
Balance at December 31, 2015	45,565,540	$582	$501,540	$(24,664)	$256,170	$(2,986)	$(170,863)	$559,779
Net income					26,130			26,130
Other comprehensive loss, net of tax						(1,346)		(1,346)
Acquisition of Hopewell Valley Community Bank	2,707,381	27	41,694					41,721
Employee Stock Ownership Plan (ESOP) shares allocated or committed to be released			1,093	1,198				2,291
Stock compensation expense			7,264					7,264
Additional tax benefit on equity awards			1,512					1,512
Net issuance of restricted stock	7,720		(198)				198	—
Exercise of stock options, net	383,233		(4,995)				5,115	120
Cash dividends declared ($0.31 per common share)					(14,074)			(14,074)
Treasury stock (average cost of $16.04 per share)	(137,216)						(2,201)	(2,201)
Balance at December 31, 2016	48,526,658	609	547,910	(23,466)	268,226	(4,332)	(167,751)	621,196
Net income					24,768			24,768
Other comprehensive loss, net of tax						(227)		(227)
Cumulative effect of change in accounting principle - Adoption of ASU No. 2016-09			(2,898)		2,898			—
Reclassification of tax effects resulting from the adoption of ASU No. 2018-02					892	(892)		—
ESOP shares allocated or committed to be released			1,267	1,222				2,489
Stock compensation expense			6,197					6,197
Net forfeitures of restricted stock	(58,447)		828				(828)	—
Exercise of stock options, net	335,674		(4,440)				4,540	100
Cash dividends declared ($0.34 per common share)					(15,646)			(15,646)
Balance at December 31, 2017	48,803,885	609	548,864	(22,244)	281,138	(5,451)	(164,039)	638,877
Net income					40,079			40,079
Other comprehensive loss, net of tax						(3,696)		(3,696)
ESOP shares allocated or committed to be released			1,085	1,252				2,337
Stock compensation expense			5,432					5,432
Net issuance of restricted stock	10,040		(133)				133	—
Exercise of stock options, net	822,074		(9,029)				11,117	2,088
Cash dividends declared ($0.40 per common share)					(18,673)			(18,673)
Treasury stock (average cost of $16.85 per share)	(326)						(5)	(5)
Balance at December 31, 2018	49,635,673	$609	$546,219	$(20,992)	$302,544	$(9,147)	$(152,794)	$666,439

See accompanying notes to consolidated financial statements.

NORTHFIELD BANCORP, INC.  AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	Years Ended December 31,
	2018	2017	2016
	(Dollars in thousands)
Cash flows from operating activities:
Net income	$40,079	$24,768	$26,130
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	2,615	1,411	635
ESOP and stock compensation expense	7,769	8,686	9,555
Depreciation expense	3,020	3,229	3,591
Amortization of premiums, and deferred loan costs, net of (accretion) of discounts, and deferred loan fees	2,441	2,000	2,226
Amortization of intangible assets	326	386	447
Income on bank owned life insurance	(3,705)	(5,386)	(3,998)
Proceeds from sale of loans held-for-sale	—	494	—
Losses (gains) on securities, net	701	(1,283)	(813)
Net purchases of trading securities	(250)	(626)	(637)
(Increase) decrease in accrued interest receivable	(2,246)	(999)	1
Decrease (increase) in other assets	3,563	(3,689)	3,052
Deferred taxes	(893)	15,193	(3,059)
(Decrease) increase in accrued expenses and other liabilities	(631)	(560)	571
Net cash provided by operating activities	52,789	43,624	37,701
Cash flows from investing activities:
Net increase in loans receivable	(69,270)	(110,177)	(87,514)
Purchase of loans	(37,593)	(64,116)	(167,345)
Purchase of FHLB of New York stock	(21,557)	(18,890)	(9,497)
Redemption of FHLB of New York stock	24,086	18,967	10,653
Purchases of debt securities available-for-sale	(451,174)	(137,631)	(105,860)
Principal payments and maturities on debt securities available-for-sale	118,485	114,416	162,594
Principal payments and maturities on debt securities held-to-maturity	403	200	181
Proceeds from sale of debt securities available-for-sale	32,115	4,975	44,582
Proceeds from sale of equity securities	—	966	—
Proceeds from bank owned life insurance	174	2,829	—
Proceeds from sale of other real estate owned	850	—	45
Purchases and improvements of premises and equipment	(2,879)	(2,065)	(932)
Net cash acquired in business combinations	—	—	55,479
Net cash used in investing activities	(406,360)	(190,526)	(97,614)
Cash flows from financing activities:
Net increase in deposits	449,533	123,392	204,455
Dividends paid	(18,673)	(15,646)	(14,074)
Exercise of stock options	2,088	100	120
Purchase of treasury stock	(5)	—	(2,201)
Additional tax benefit on equity awards	—	—	1,512
Increase in advance payments by borrowers for taxes and insurance	3,209	2,467	1,469
Repayments under capital lease obligations	(255)	(224)	(204)
Proceeds from securities sold under agreements to repurchase and other borrowings	397,312	441,570	228,978
Repayments related to securities sold under agreements to repurchase and other borrowings	(459,715)	(443,003)	(315,910)
Net cash provided by financing activities	373,494	108,656	104,145
Net (decrease) increase in cash and cash equivalents	19,923	(38,246)	44,232
Cash and cash equivalents at beginning of period	57,839	96,085	51,853
Cash and cash equivalents at end of period	$77,762	$57,839	$96,085

See accompanying notes to consolidated financial statements.

NORTHFIELD BANCORP, INC.  AND SUBSIDIARIES
Consolidated Statements of Cash Flows - (Continued)

	Years Ended December 31,
	2018	2017	2016
	(Dollars in thousands)
Supplemental cash flow information:
Cash paid during the period for:
Interest	$35,822	$23,765	$22,037
Income taxes	10,368	12,875	14,415
Non-cash transactions:
Loans charged-off / (recoveries), net	1,278	(154)	810
Transfers of loans to other real estate owned	—	—	850
Transfers of originated loans held-for-investment to held-for-sale, at fair value	—	494	—
Acquisition:
Non-cash assets acquired, at fair value:
Securities available-for-sale	—	—	61,633
Loans	—	—	342,566
Accrued interest receivable	—	—	1,452
Bank owned life insurance	—	—	11,269
Premises and equipment	—	—	5,926
Federal Home Loan Bank of New York stock	—	—	476
Goodwill and other intangible assets	—	—	24,265
Other assets	—	—	5,389
Total non-cash assets acquired	—	—	452,976
Non-cash liabilities assumed, at fair value:
Deposits	—	—	456,203
Borrowings	—	—	2,213
Other liabilities	—	—	8,318
Total non-cash liabilities assumed	—	—	466,734
Net non-cash assets acquired	—	—	(13,758)
Net cash and cash equivalents acquired	—	—	55,479
Common stock issued in acquisition	$—	$—	$41,721

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

(d)    Securities

Securities are classified at the time of purchase, based on management’s intention, as debt securities held-to-maturity, debt securities available-for-sale, trading account securities or equity securities. Debt securities held-to-maturity are those that management has the positive intent and ability to hold until maturity. Debt securities held-to-maturity are carried at amortized cost, adjusted for amortization of premiums and accretion of discounts using the level-yield method over the contractual term of the securities, adjusted for actual prepayments. Debt securities available-for-sale represents all securities not classified as either held-to-maturity, trading, or equity. Debt securities available-for-sale are carried at estimated fair value with unrealized holding gains and losses (net of related tax effects) on such securities excluded from earnings, but included as a separate component of stockholders’ equity, titled “Accumulated other comprehensive income (loss).” The cost of securities sold is determined using the specific-identification method. Security transactions are recorded on a trade-date basis.

Trading securities are securities that are bought and may be held for the purpose of selling them in the near term. Trading securities are reported at estimated fair value, using quoted prices in active markets, with unrealized holding gains and losses reported as a component of gain (loss) on securities, net in non-interest income.

Equity securities with readily determinable fair values are stated at fair value with unrealized gains and losses reported as a component of gain (loss) on securities, net in non-interest income. Equity securities without readily determinable fair values are recorded at net asset value less any impairment, if any. Beginning January 1, 2018, upon adoption of Accounting

NORTHFIELD BANCORP, INC.  AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Standards Update (“ASU”) No. 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, the Company reclassified its equity securities out of available-for-sale securities to equity securities on the consolidated balance sheets for all periods presented.

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

The allowance for loan losses is increased by the provision for loan losses charged against income and is decreased by charge-offs, net of recoveries. Loan losses are charged-off in the period the loans, or portion thereof, are deemed uncollectible. Generally, the Company will record a loan charge-off (including a partial charge-off) to reduce a loan to the estimated fair value of the underlying collateral, less cost to sell, if it is determined that it is probable that recovery will come primarily from the sale or operation of such collateral. Specific reserves on impaired loans that are not considered collateral dependent are charged-off when such amounts are not considered to be collectible. The provision for loan losses is based on management’s evaluation of the adequacy of the allowance that considers, among other things, impaired loans held-for-

NORTHFIELD BANCORP, INC.  AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

investment, deterioration in PCI loans subsequent to acquisition, past loan loss experience, known and inherent risks in the portfolio, and existing adverse situations that may affect borrowers’ ability to repay. Additionally, management evaluates changes, if any, in underwriting standards, collection, charge-off and recovery practices, the nature or volume of the portfolio, lending staff, concentration of loans, as well as current economic conditions, and other relevant factors. Management believes the allowance for loan losses is adequate to provide for probable and reasonably estimable incurred losses at the date of the consolidated balance sheets. The Company also maintains an allowance for estimated losses on off-balance sheet credit risks related to loan commitments and standby letters of credit. Management utilizes a methodology similar to its allowance for loan loss adequacy methodology to estimate losses on these commitments. The allowance for estimated credit losses on off-balance sheet commitments is included in other liabilities and any changes to the allowance are recorded as a component of other non-interest expense.

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

NORTHFIELD BANCORP, INC.  AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

On a quarterly basis, we perform our other-than-temporary impairment analysis of FHLB stock, we evaluate, among other things, (i) its earnings performance, including the significance of any decline in net assets of the FHLB as compared to the regulatory capital amount of the FHLB, (ii) the commitment by the FHLB to continue dividend payments, and (iii) the liquidity position of the FHLB. We did not consider our investment in FHLB stock to be other-than-temporarily impaired at December 31, 2018 and 2017.

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

(i)    Goodwill

Intangible assets resulting from acquisitions under the purchase method of accounting consist of goodwill and other intangible assets. Goodwill is not amortized and is subject to an annual assessment for impairment. The goodwill impairment analysis is generally a two-step test. However, under current accounting guidance, first we may assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under current accounting guidance, we are not required to calculate the fair value of a reporting unit if, based on a qualitative assessment, we determine that it was more likely than not that the unit’s fair value was not less than its carrying amount. For the year ended December 31, 2018, we elected to perform step one of the two-step goodwill impairment test for our reporting unit.

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

As of December 31, 2018, the carrying value of goodwill totaled $38.4 million. The Company performed its annual goodwill impairment test, as of December 31, 2018, and determined that the fair value of the Company’s single reporting unit to be in excess of its carrying value. The Company will test goodwill for impairment between annual test dates if an event occurs or circumstances change that would indicate the fair value of the reporting unit is below its carrying amount. No events have occurred and no circumstances have changed since the annual impairment test date that would indicate the fair value of the reporting unit is below its carrying amount.

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

NORTHFIELD BANCORP, INC.  AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

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

(m)    Comprehensive Income (Loss)

Comprehensive income (loss) includes net income and the change in unrealized holding gains and losses on debt securities available-for-sale, change in actuarial gains and losses on other post-retirement benefits, and change in service cost on other postretirement benefits, net of taxes. Comprehensive income (loss) and its components is presented in the Consolidated Statements of Comprehensive Income.

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

The Company recognizes the grant-date fair value of stock based awards issued to participants' as compensation cost in the consolidated statements of comprehensive income. The fair value of common stock awards is based on the closing price of our common stock as reported on the NASDAQ Stock Market on the grant date. The expense related to stock options is based on the estimated fair value of the options at the date of the grant using the Black-Scholes pricing model. The awards are fixed in nature and compensation cost related to stock based awards is recognized on a straight-line basis over the requisite service periods. The Company accounts for forfeitures as they occur.

NORTHFIELD BANCORP, INC.  AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

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

Net income per common share-diluted is computed using the same method as basic earnings per share, but reflects the potential dilution that could occur if stock options and unvested shares of restricted stock were exercised and converted into common stock. These potentially dilutive shares are included in the weighted average number of shares outstanding for the period using the treasury stock method. In March 2016, the FASB issued ASU No. 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, a new standard that simplifies certain aspects of accounting for share-based payments. The Company adopted ASU No. 2016-09 effective January 1, 2017. The update amended the diluted earnings per share calculation in that excess tax benefits are no longer included in assumed proceeds when determining average diluted shares outstanding under the treasury stock method. This guidance was applied prospectively upon adoption.

When applying the treasury stock method for the years ended December 31, 2018 and 2017, we added the assumed proceeds from option exercises and the average unamortized compensation costs related to unvested shares of restricted stock and stock options. We then divided this sum by our average stock price for the period to calculate assumed shares repurchased. The excess of the number of shares issuable over the number of shares assumed to be repurchased is added to basic weighted average common shares to calculate diluted earnings per share. For the year ended December 31, 2016, we added (1) the assumed proceeds from option exercises; (2) the tax benefit that would have been credited to additional paid-in capital assuming exercise of non-qualified stock options and vesting of shares of restricted stock; and (3) the average unamortized compensation costs related to unvested shares of restricted stock and stock options. We then divided this sum by our average stock price for the period to calculate assumed shares repurchased. The excess of the number of shares issuable over the number of shares assumed to be repurchased is added to basic weighted average common shares to calculate diluted earnings per share.
At December 31, 2018, 2017, and 2016, there were 787,673, 1,550,285, and 1,343,498 dilutive shares outstanding, respectively.

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

(r) Advertising costs

Advertising costs are expensed in the period they are incurred.

(s)    Recent Accounting Developments

Accounting Pronouncements Adopted in 2018

ASU No. 2014-09. In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies generally will be required to use more judgment and make more estimates than under current guidance. These may include identifying performance obligations in the contract, estimating the amount of variable

NORTHFIELD BANCORP, INC.  AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. Subsequent to the issuance of ASU No. 2014-09, the FASB issued targeted updates to clarify specific implementation issues including ASU No. 2016-08, “Principal versus Agent Considerations (Reporting Revenue Gross versus Net),” ASU No. 2016-10, “Identifying Performance Obligations and Licensing,” ASU No. 2016-12, “Narrow-Scope Improvements and Practical Expedients,” and ASU No. 2016-20 “Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers.” The new standard was effective for the Company on January 1, 2018. The adoption of ASU No. 2014-09 did not have a material impact on the Company’s consolidated financial statements and related disclosures as the Company’s primary sources of revenues are derived from interest income on financial assets that are not within the scope of the guidance. Management conducted an assessment of the revenue streams that were potentially affected by the guidance and reviewed contracts in scope to ensure compliance with the guidance. These contracts included those related to service charges on deposit accounts, ATM and card interchange fees, and investment services fees. The Company’s revenue recognition pattern for these revenue streams did not change from current practice. Additional disclosures required by the standard have been included in Note 19. “Revenue Recognition.”

ASU No. 2016-01. In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, which addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. The guidance primarily affects the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments including the following: 1) Requires equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income; 2) Simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment; 3) Requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; 4) Requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value and 5) Reduces diversity in current practice by clarifying that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available for sale securities in combination with the entity’s other deferred tax assets. ASU No. 2016-01 is effective for the Company for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. The Company adopted ASU No. 2016-01 effective January 1, 2018, which did not have a material impact on the Company’s consolidated financial statements due to the Company's proportionately small portfolio of equity securities and no liabilities that are measured at fair value. The primary impact of the adoption of ASU No. 2016-01 was the reclassification of equity securities from available-for-sale to equity securities on the consolidated balance sheets and the use of an exit price notion for valuing loans at fair value. See Note 5 - “Equity Securities” and Note 15 - “Fair Value Measurements” for further details.

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

NORTHFIELD BANCORP, INC.  AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

ASU No. 2018-02. In February 2018, the FASB issued ASU No. 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which allows an entity to elect a reclassification from accumulated other comprehensive income (AOCI) to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act. The guidance states that if an entity elects to reclassify the income tax effects, the amount of that reclassification should include the effect of the change in the tax rate on the gross deferred tax amounts and related valuation allowances, in addition to other income tax effects on items remaining in AOCI. The ASU is effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years with early adoption permitted in a period for which financial statements have not yet been issued. The Company early adopted ASU 2018-02 retrospectively to December 31, 2017, which resulted in the reclassification from AOCI to retained earnings of $892,000, reflected in the Consolidated Statements of Changes in Stockholders' Equity.

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

Accounting Pronouncements Not Yet Adopted

ASU 2018-15: In August 2018, the FASB issued ASU No. 2018-15: Intangibles-Goodwill and Other- Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (a consensus of the FASB Emerging Issues Task Force), which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. Specifically, where a cloud computing arrangement includes a license to internal-use software, the software license is accounted for by the customer in accordance with Subtopic 350-40. ASU 2018-15 is effective for fiscal years beginning after December 15, 2019, with early adoption permitted. The amendments in this update allow both retrospective and prospective application. The Company does not expect the adoption of ASU No. 2018-15 to have a material impact on its consolidated financial statements.

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

ASU 2018-07. In June 2018, the FASB issued ASU No. 2018-07, Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, which is intended to align the accounting for share-based payment awards issued to employees and nonemployees. ASU 2018-07 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. The Company's share-based payment awards to nonemployees have historically consisted only of grants made to the Company's Directors as compensation solely related to the individual's role as a Director. As such, the ASU is not expected to have an impact on the Company's consolidated financial statements, as share-based payment awards to nonemployee Directors are accounted for in the same manner as share-based payment awards for employees.

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

NORTHFIELD BANCORP, INC.  AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

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

ASU No. 2016-02. In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which is intended to increase transparency and comparability of accounting for lease transactions. The ASU will require all leases to be recognized on the balance sheet as lease assets and lease liabilities and will require both quantitative and qualitative disclosures regarding key information about leasing arrangements. Lessor accounting is largely unchanged. The new guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within that reporting period. The Company's operating leases relate primarily to office space and bank branches, currently not recognized on the balance sheet. The Company adopted ASU No. 2016-02 effective January 1, 2019 and elected to apply the guidance as of the beginning of the period of adoption (January 1, 2019) and not restate comparative periods. The Company also elected certain optional practical expedients, which allow the Company to forego a reassessment of (1) whether any expired or existing contracts are or contain leases, (2) the lease classification for any expired or existing leases, and (3) the initial direct costs for any existing leases. The adoption of the new standard resulted in the Company recording a right-of-use asset and an additional lease liability on its consolidated balance sheet of approximately $43.4 million and $47.2 million, respectively, based on the present value of the expected remaining lease payments. The Company also anticipates additional disclosures to be provided on its quarterly report on Form 10-Q for the quarter ended March 31, 2019. Adoption of the standard did not result in material changes to the Company's consolidated results of operations.

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

NORTHFIELD BANCORP, INC.  AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

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
Notes to Consolidated Financial Statements (Continued)

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

(3)	Debt Securities Available-for-Sale

The following is a comparative summary of mortgage-backed securities and other debt securities available-for-sale at December 31, 2018 and 2017 (in thousands):

	2018
		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
	cost	gains	losses	value
Mortgage-backed securities:
Pass-through certificates:
Government sponsored enterprises (GSE)	$317,530	$800	$3,542	$314,788
Real estate mortgage investment conduits (REMICs):
GSE	258,050	92	7,979	250,163
Non-GSE	59	—	1	58
	575,639	892	11,522	565,009
Other debt securities:
Municipal bonds	270	3	—	273
Corporate bonds	244,892	72	2,215	242,749
	245,162	75	2,215	243,022
Total debt securities available-for-sale	$820,801	$967	$13,737	$808,031

NORTHFIELD BANCORP, INC.  AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

	2017
		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
	cost	gains	losses	value
Mortgage-backed securities:
Pass-through certificates:
GSE	$179,320	$1,429	$2,454	$178,295
REMICs:
GSE	273,501	287	6,859	266,929
Non-GSE	80	—	1	79
	452,901	1,716	9,314	445,303
Other debt securities:
Municipal bonds	343	6	—	349
Corporate bonds	67,927	401	198	68,130
	68,270	407	198	68,479
Total debt securities available-for-sale	$521,171	$2,123	$9,512	$513,782

The following is a summary of the expected maturity distribution of debt securities available-for-sale other than mortgage-backed securities at December 31, 2018 (in thousands):

Available-for-sale	Amortized cost	Estimated fair value
Due in one year or less	$33,073	$33,007
Due after one year through five years	202,193	200,430
Due after five years through ten years	9,896	9,585
	$245,162	$243,022

Contractual maturities for mortgage-backed securities are not included above, as expected maturities on mortgage-backed securities may differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without penalties.

Certain securities available-for-sale are pledged or encumbered to secure borrowings under Pledge Agreements and Repurchase Agreements and for other purposes required by law. At December 31, 2018, and December 31, 2017, debt securities available-for-sale with a carrying value of $492.4 million and $371.1 million, respectively, were pledged to secure repurchase agreements and deposits. See Note 9 for further discussion regarding securities pledged or encumbered for borrowings.

For the year ended December 31, 2018, the Company had gross proceeds of $32.1 million on sales of securities available-for-sale with gross realized gains of $183,000 and gross realized losses of $5,000. For the year ended December 31, 2017, the Company had gross proceeds of $5.0 million on sales of securities available-for-sale with gross realized gains of $173,000 and gross realized losses of $4,000. For the year ended December 31, 2016, the Company had gross proceeds of $44.6 million on sales of securities available-for-sale with gross realized gains of $493,000 and gross realized losses of $187,000. The Company recognized net losses of $879,000 on its trading securities portfolio during the year ended December 31, 2018, and net gains of $1.1 million, and $507,000 and on its trading securities portfolio during the years ended 2017 and 2016, respectively. The Company routinely sells securities when market pricing presents, in management’s assessment, an economic benefit that outweighs holding such security, and when smaller balance securities become cost prohibitive to carry.

The Company did not recognize any other-than-temporary impairment charges in earnings during the years ended December 31, 2018, 2017 and 2016.

Gross unrealized losses on mortgage-backed securities and other debt securities available-for-sale, and the estimated fair value of the related securities, aggregated by security category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2018 and 2017, were as follows (in thousands):

NORTHFIELD BANCORP, INC.  AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

	December 31, 2018
	Less than 12 months		12 months or more		Total
	Unrealized	Estimated	Unrealized	Estimated	Unrealized	Estimated
	losses	fair value	losses	fair value	losses	fair value
Mortgage-backed securities:
Pass-through certificates:
GSE	$404	$82,781	$3,138	$100,109	$3,542	$182,890
REMICs:
GSE	269	46,921	7,710	181,512	7,979	228,433
Non-GSE	—	—	1	58	1	58
Other debt securities:
Corporate bonds	1,703	173,219	512	25,675	2,215	198,894
Total	$2,376	$302,921	$11,361	$307,354	$13,737	$610,275

	December 31, 2017
	Less than 12 months		12 months or more		Total
	Unrealized	Estimated	Unrealized	Estimated	Unrealized	Estimated
	losses	fair value	losses	fair value	losses	fair value
Mortgage-backed securities:
Pass-through certificates:
GSE	$439	$48,931	$2,015	$76,113	$2,454	$125,044
REMICs:
GSE	933	103,644	5,926	139,830	6,859	243,474
Non-GSE	—	—	1	79	1	79
Other debt securities:
Corporate bonds	61	11,006	137	15,084	198	26,090
Total	$1,433	$163,581	$8,079	$231,106	$9,512	$394,687

The Company held 49 pass-through mortgage-backed securities issued or guaranteed by GSEs, 47 REMIC mortgage-backed securities issued or guaranteed by GSEs, one REMIC mortgage-backed security not issued or guaranteed by GSEs, and five corporate bonds that were in a continuous unrealized loss position of greater than twelve months at December 31, 2018. There were 25 pass-through mortgage-backed securities issued or guaranteed by GSEs, 8 REMIC mortgage-backed securities issued or guaranteed by GSEs, and 30 corporate bonds that were in an unrealized loss position of less than twelve months. All securities referred to above, other than the one REMIC mortgage-backed security not issued or guaranteed by a GSE, were rated investment grade at December 31, 2018. The declines in fair value relate to the general interest rate environment and are considered temporary. The securities cannot be prepaid in a manner that would result in the Company not receiving all of its amortized cost. The Company neither has an intent to sell, nor is it more likely than not that the Company will be required to sell, the securities before the recovery of their amortized cost basis or, if necessary, maturity.

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

NORTHFIELD BANCORP, INC.  AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

(4)	Debt Securities Held-to-Maturity

The following is a summary of mortgage-backed securities held-to-maturity at December 31, 2018 and 2017 (in thousands):

	2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Mortgage-backed securities:
Pass-through certificates:
GSEs	$9,505	$—	$256	$9,249
Total securities held-to-maturity	$9,505	$—	$256	$9,249

	2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Mortgage-backed securities:
Pass-through certificates:
GSEs	$9,931	$17	$56	$9,892
Total securities held-to-maturity	$9,931	$17	$56	$9,892

Contractual maturities for mortgage-backed securities are not presented, as expected maturities on mortgage-backed securities will differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without penalties. There were no sales of held-to-maturity securities for the years ended December 31, 2018, 2017 and 2016. The Company did not recognize any other-than-temporary impairment charges in earnings on securities held-to-maturity during the years ended December 31, 2018, 2017 and 2016. At December 31, 2018, and December 31, 2017, securities held-to-maturity with a carrying value of $6.5 million and $9.9 million, respectively, were pledged to secure repurchase agreements and deposits.

Gross unrealized losses on mortgage-backed securities held-to-maturity, and the estimated fair value of the related securities, aggregated by security category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2018 and 2017, were as follows (in thousands):

	December 31, 2018
	Less than 12 months		12 months or more		Total
	Unrealized	Estimated	Unrealized	Estimated	Unrealized	Estimated
	losses	fair value	losses	fair value	losses	fair value
Mortgage-backed securities:
Pass-through certificates:
GSEs	$34	$2,133	$222	$7,116	$256	$9,249
Total	$34	$2,133	$222	$7,116	$256	$9,249

	December 31, 2017
	Less than 12 months		12 months or more		Total
	Unrealized	Estimated	Unrealized	Estimated	Unrealized	Estimated
	losses	fair value	losses	fair value	losses	fair value
Mortgage-backed securities:
Pass-through certificates:
GSEs	$7	$3,922	$49	$3,735	$56	$7,657
Total	$7	$3,922	$49	$3,735	$56	$7,657

NORTHFIELD BANCORP, INC.  AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

The Company held five pass-through mortgage-backed debt securities held-to-maturity, issued or guaranteed by GSEs, that were in a continuous unrealized loss position of greater than twelve months, and one pass-through mortgage-backed securities held-to-maturity, issued or guaranteed by GSEs, that were in a continuous unrealized loss position of less than twelve months at December 31, 2018. Management evaluated these securities and concluded that the declines in value relate to the general interest rate environment and are considered temporary. The securities cannot be prepaid in a manner that would result in the Company not receiving all of its amortized cost. The Company neither has an intent to sell, nor is it more likely than not that the Company will be required to sell, the securities before the recovery of their amortized cost basis or, if necessary, maturity.

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

(5)	Equity Securities

At both December 31, 2018 and December 31, 2017, equity securities totaled $1.3 million. Equity securities consist of money market mutual funds, recorded at fair value of $237,000 and $323,000, at December 31, 2018 and December 31, 2017, respectively, and an investment in a private Small Business Administration (“SBA”) Loan Fund recorded at net asset value of $1.0 million at both December 31, 2018, and December 31, 2017. As the SBA Loan Fund operates as a private fund, its shares are not publicly traded and therefore have no readily determinable market value. The investment in the fund is recorded at net asset value as a practical expedient for reporting fair market value. Upon adoption of ASU No. 2016-01 on January 1, 2018, the Company reclassified its equity securities out of available-for-sale securities to equity securities on the consolidated balance sheets for all periods presented. For further details on ASU No. 2016-01 see Note 1 (r) - “Recent Accounting Developments.”

NORTHFIELD BANCORP, INC.  AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

(6)	Loans

Loans held-for-investment, net, consists of the following (in thousands):

	December 31,
	2018	2017
Originated loans:
Real estate loans:
Multifamily	$1,930,535	$1,735,712
Commercial mortgage	499,311	445,225
One-to-four family residential mortgage	91,371	100,942
Home equity and lines of credit	78,593	66,254
Construction and land	26,552	34,545
Total real estate loans	2,626,362	2,382,678
Commercial and industrial loans	44,104	34,828
Other loans	1,519	1,430
Total commercial and industrial and other loans	45,623	36,258
Deferred loan cost, net	6,892	6,339
Originated loans held-for-investment, net	2,678,877	2,425,275
PCI Loans	20,143	22,741
Loans acquired:
One-to-four family residential mortgage	225,877	275,053
Multifamily	145,485	199,149
Commercial mortgage	133,263	163,962
Home equity and lines of credit	17,583	20,455
Construction and land	12,003	17,201
Total acquired real estate loans	534,211	675,820
Commercial and industrial loans	11,933	16,946
Other loans	6	37
Total loans acquired	546,150	692,803
Loans held for investment, net	3,245,170	3,140,819
Allowance for loan losses	(27,497)	(26,160)
Net loans held-for-investment	$3,217,673	$3,114,659

The Company had no loans held-for-sale at December 31, 2018, or December 31, 2017.

PCI loans totaled $20.1 million at December 31, 2018, as compared to $22.7 million at December 31, 2017. The majority of the PCI loan balance is attributable to those loans acquired as part of an FDIC-assisted transaction. The Company accounts for PCI loans utilizing U.S. GAAP applicable to loans acquired with deteriorated credit quality. At both December 31, 2018 and December 31, 2017, PCI loans consisted of approximately 27% commercial real estate loans and 50% commercial and industrial loans, with the remaining balance in residential and home equity loans.

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

NORTHFIELD BANCORP, INC.  AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

The following details the accretable yield (in thousands):

	For The Year Ended December 31,
	2018	2017
Balance at the beginning of year	$24,502	$24,215
Accretion into interest income	(4,176)	(5,477)
Net reclassification from non-accretable difference(1)	1,520	5,764
Balance at end of year	$21,846	$24,502

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

We provide for loan losses based on the consistent application of our documented allowance for loan loss methodology. Loan losses are charged to the allowance for loans losses and recoveries are credited to it. Additions to the allowance for loan losses are provided by charges against income based on various factors which, in our judgment, deserve current recognition in estimating incurred losses. Loan losses are charged-off in the period the loans, or portion thereof, are deemed uncollectible. Generally, the Company will record a loan charge-off (including a partial charge-off) to reduce a loan to the estimated fair value of the underlying collateral, less cost to sell, for collateral dependent loans. We regularly review the loan portfolio in order to maintain the allowance for loan losses in accordance with U.S. GAAP. At December 31, 2018 and 2017, the allowance for loan losses related to loans held-for-investment (excluding PCI loans) consisted primarily of the following two components:

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

NORTHFIELD BANCORP, INC.  AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

•	changes in the value of underlying collateral for collateral-dependent loans;

•	the existence and effect of any concentrations of credit, and changes in the level of such concentrations; and

•	the effect of other external factors such as competition and legal and regulatory requirements on the level of estimated credit losses in our existing portfolio.

The loss emergence period is the estimated time from the date of the loss event to the actual recognition of the loss (typically the first charge-off), and is determined based upon a study of the Company's past loss experience by loan groups. The evaluation for loan losses is inherently subjective, as it requires material estimates that may be susceptible to significant revisions based upon changes in economic and real estate market conditions. Actual loan losses may be significantly more than the allowance for loan losses we have established, which could have a material negative effect on our financial results.

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

A summary of changes in the allowance for loan losses for the years ended December 31, 2018, 2017, and 2016 follows (in thousands):

	December 31,
	2018	2017	2016
Balance at beginning of year	$26,160	$24,595	$24,770
Provision for loan losses	2,615	1,411	635
Recoveries	112	556	194
Charge-offs	(1,390)	(402)	(1,004)
Balance at end of year	$27,497	$26,160	$24,595

NORTHFIELD BANCORP, INC.  AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

The following table sets forth activity in our allowance for loan losses, by loan type, for the years ended December 31, 2018 and 2017.  The following table also details the amount of loans receivable held-for-investment, net of deferred loan fees and costs, that are evaluated individually, and collectively, for impairment, and the related portion of allowance for loan losses that is allocated to each loan portfolio segment (in thousands):

	December 31, 2018
	Real Estate
	Commercial	One-to-Four Family	Construction and Land	Multifamily	Home Equity and Lines of Credit	Commercial and Industrial	Other	Unallocated	Originated Loans Total	PCI	Acquired Loans	Total
Allowance for loan losses:
Beginning Balance	$5,196	$503	$610	$17,374	$122	$1,273	$94	$—	$25,172	$951	$37	$26,160
Charge-offs	(1,256)	(3)	—	—	(60)	(70)	—	—	(1,389)	—	(1)	(1,390)
Recoveries	49	4	—	26	—	20	—	—	99	—	13	112
Provisions (credit)	1,641	(162)	(147)	684	229	346	14	—	2,605	59	(49)	2,615
Ending Balance	$5,630	$342	$463	$18,084	$291	$1,569	$108	$—	$26,487	$1,010	$—	$27,497
Ending balance: individually evaluated for impairment	$—	$18	$—	$—	$5	$3	$—	$—	$26	$—	$—	$26
Ending balance: collectively evaluated for impairment	$5,630	$324	$463	$18,084	$286	$1,566	$108	$—	$26,461	$1,010	$—	$27,471
Loans, net:
Ending Balance	$499,860	$92,433	$26,613	$1,933,946	$80,315	$44,190	$1,520	$—	$2,678,877	$20,143	$546,150	$3,245,170
Ending balance: individually evaluated for impairment	$15,252	$1,893	$—	$1,268	$61	$73	$—	$—	$18,547	$—	$3,782	$22,329
Ending balance: collectively evaluated for impairment	$484,608	$90,540	$26,613	$1,932,678	$80,254	$44,117	$1,520	$—	$2,660,330	$20,143	$542,368	$3,222,841

	December 31, 2017
	Real Estate
	Commercial	One-to-Four Family	Construction and Land	Multifamily	Home Equity and Lines of Credit	Commercial and Industrial	Other	Unallocated	Originated Loans Total	PCI	Acquired Loans	Total
Allowance for loan losses:
Beginning Balance	$5,432	$664	$172	$14,952	$588	$1,720	$96	$—	$23,624	$896	$75	$24,595
Charge-offs	(4)	—	—	(184)	(104)	(73)	—	—	(365)	—	(37)	(402)
Recoveries	70	—	—	277	97	79	—	—	523	—	33	556
Provisions (credit)	(302)	(161)	438	2,329	(459)	(453)	(2)	—	1,390	55	(34)	1,411
Ending Balance	$5,196	$503	$610	$17,374	$122	$1,273	$94	$—	$25,172	$951	$37	$26,160
Ending balance: individually evaluated for impairment	$—	$38	$—	$—	$4	$3	$—	$—	$45	$—	$37	$82
Ending balance: collectively evaluated for impairment	$5,196	$465	$610	$17,374	$118	$1,270	$94	$—	$25,127	$951	$—	$26,078
Loans, net:
Ending Balance	$445,781	$101,650	$34,620	$1,739,220	$67,679	$34,893	$1,432	$—	$2,425,275	$22,741	$692,803	$3,140,819
Ending balance: individually evaluated for impairment	$16,008	$1,996	$—	$1,310	$69	$159	$—	$—	$19,542	$—	$1,543	$21,085
Ending balance: collectively evaluated for impairment	$429,773	$99,654	$34,620	$1,737,910	$67,610	$34,734	$1,432	$—	$2,405,733	$22,741	$691,260	$3,119,734

NORTHFIELD BANCORP, INC.  AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

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

NORTHFIELD BANCORP, INC.  AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

The following table details the recorded investment of originated loans receivable held-for-investment, net of deferred fees and costs, by loan type and credit quality indicator at December 31, 2018 and 2017 (in thousands):

	At December 31, 2018
	Real Estate
	Multifamily		Commercial		One-to-Four Family		Construction and Land	Home Equity and Lines of Credit	Commercial and Industrial	Other	Total
	< 35% LTV	=> 35% LTV	< 35% LTV	=> 35% LTV	< 60% LTV	=> 60% LTV
Internal Risk Rating
Pass	$170,832	$1,756,882	$78,917	$409,155	$54,912	$34,808	$26,613	$80,077	$43,640	$1,520	$2,657,356
Special Mention	—	613	395	1,137	747	—	—	27	430	—	3,349
Substandard	—	5,619	—	10,256	1,406	560	—	211	120	—	18,172
Originated loans held-for-investment, net	$170,832	$1,763,114	$79,312	$420,548	$57,065	$35,368	$26,613	$80,315	$44,190	$1,520	$2,678,877

	At December 31, 2017
	Real Estate
	Multifamily		Commercial		One-to-Four Family		Construction and Land	Home Equity and Lines of Credit	Commercial and Industrial	Other	Total
	< 35% LTV	=> 35% LTV	< 35% LTV	=> 35% LTV	< 60% LTV	=> 60% LTV
Internal Risk Rating
Pass	$131,792	$1,603,947	$84,620	$346,857	$60,400	$38,504	$34,620	$67,426	$34,141	$1,432	$2,403,739
Special Mention	—	1,897	410	2,170	683	—	—	28	571	—	5,759
Substandard	—	1,584	—	11,724	1,470	593	—	225	181	—	15,777
Originated loans held-for-investment, net	$131,792	$1,607,428	$85,030	$360,751	$62,553	$39,097	$34,620	$67,679	$34,893	$1,432	$2,425,275

NORTHFIELD BANCORP, INC.  AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Included in loans receivable are loans for which the accrual of interest income has been discontinued due to deterioration in the financial condition of the borrowers. The recorded investment of these non-accrual loans was $9.2 million and $5.5 million at December 31, 2018, and December 31, 2017, respectively. Generally, originated loans are placed on non-accruing status when they become 90 days or more delinquent, or sooner if considered appropriate by management, and remain on non-accrual status until they are brought current, have six consecutive months of performance under the loan terms, and factors indicating reasonable doubt about the timely collection of payments no longer exist. Therefore, loans may be current in accordance with their loan terms, or may be less than 90 days delinquent and still be on a non-accruing status.

Non-accrual amounts include loans deemed to be impaired of $5.9 million and $3.1 million at December 31, 2018, and December 31, 2017, respectively. Loans on non-accrual status with principal balances less than $500,000, and therefore not meeting the Company’s definition of an impaired loan, amounted to $3.2 million at December 31, 2018, and $2.4 million at December 31, 2017. There was no loans held-for-sale at December 31, 2018, or December 31, 2017. Loans past due 90 days or more and still accruing interest were $33,000 and $28,000 at December 31, 2018, and December 31, 2017, respectively, and consisted of loans that are well secured and in the process of collection.

NORTHFIELD BANCORP, INC.  AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

The following table sets forth the detail, and delinquency status, of originated and acquired non-performing loans (non-accrual loans and loans past due ninety days or more and still accruing), net of deferred fees and costs, at December 31, 2018 and 2017 (in thousands), excluding PCI loans which have been segregated into pools. For PCI loans, each loan pool is accounted for as a single asset with a single composite interest rate and an aggregate expectation of cash flows.

	At December 31, 2018
	Total Non-Performing Loans
	Non-Accruing Loans
	0-29 Days Past Due	30-89 Days Past Due	90 Days or More Past Due	Total	90 Days or More Past Due and Accruing	Total Non-Performing Loans
Loans held-for-investment:
Real estate loans:
Commercial
LTV => 35%
Substandard	$—	$287	$2,588	$2,875	$—	$2,875
Total commercial	—	287	2,588	2,875	—	2,875
One-to-four family residential
LTV < 60%
Substandard	—	432	77	509	—	509
LTV => 60%
Substandard	—	32	—	32	—	32
Total one-to-four family residential	—	464	77	541	—	541
Home equity and lines of credit
Substandard	75	—	—	75	—	75
Total home equity and lines of credit	75	—	—	75	—	75
Commercial and industrial loans
Substandard	—	—	25	25	—	25
Total commercial and industrial loans	—	—	25	25	—	25
Total non-performing loans held-for-investment, originated	75	751	2,690	3,516	—	3,516
Loans acquired:
Real Estate Loans:
Commercial
LTV < 35%
Substandard	87	—	194	281	—	281
LTV => 35%
Substandard	—	764	3,371	4,135	—	4,135
Total commercial	87	764	3,565	4,416	—	4,416
One-to-four family residential
LTV < 60%
Substandard	—	199	169	368	6	374
LTV => 60%
Substandard	126	—	93	219	27	246
Total one-to-four family residential	126	199	262	587	33	620
Multifamily
LTV < 35%
Substandard	152	—	—	152	—	152
LTV => 35%
Substandard	—	414	—	414	—	414
Total multifamily	152	414	—	566	—	566
Home equity and lines of credit
Substandard	—	—	77	77	—	77
Total home equity and lines of credit	—	—	77	77	—	77
Total non-performing loans acquired	365	1,377	3,904	5,646	33	5,679
Total non-performing loans	$440	$2,128	$6,594	$9,162	$33	$9,195

NORTHFIELD BANCORP, INC.  AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

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
LTV =>35%
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

NORTHFIELD BANCORP, INC.  AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

The following table sets forth the detail and delinquency status of originated and acquired loans, net of deferred fees and costs, by performing and non-performing loans at December 31, 2018 and 2017 (in thousands):

	December 31, 2018
	Performing (Accruing) Loans
	0-29 Days Past Due	30-89 Days Past Due	Total	Non-Performing Loans	Total Loans Receivable, net
Loans held-for-investment:
Real estate loans:
Commercial
LTV < 35%
Pass	$78,699	$218	$78,917	$—	$78,917
Special Mention	—	395	395	—	395
Total	78,699	613	79,312	—	79,312
LTV => 35%
Pass	408,830	325	409,155	—	409,155
Special Mention	1,137	—	1,137	—	1,137
Substandard	7,381	—	7,381	2,875	10,256
Total	417,348	325	417,673	2,875	420,548
Total commercial	496,047	938	496,985	2,875	499,860
One-to-four family residential
LTV < 60%
Pass	54,576	336	54,912	—	54,912
Special Mention	—	747	747	—	747
Substandard	896	—	896	510	1,406
Total	55,472	1,083	56,555	510	57,065
LTV => 60%
Pass	34,576	232	34,808	—	34,808
Substandard	528	—	528	32	560
Total	35,104	232	35,336	32	35,368
Total one-to-four family residential	90,576	1,315	91,891	542	92,433
Construction and land
Pass	26,613	—	26,613	—	26,613
Total construction and land	26,613	—	26,613	—	26,613
Multifamily
LTV < 35%
Pass	170,534	298	170,832	—	170,832
Total	170,534	298	170,832	—	170,832
LTV= > 35%
Pass	1,756,443	439	1,756,882	—	1,756,882
Special Mention	613	—	613	—	613
Substandard	4,390	1,229	5,619	—	5,619
Total	1,761,446	1,668	1,763,114	—	1,763,114
Total multifamily	1,931,980	1,966	1,933,946	—	1,933,946
Home equity and lines of credit
Pass	80,077	—	80,077	—	80,077
Special Mention	27	—	27	—	27
Substandard	137	—	137	74	211
Total home equity and lines of credit	80,241	—	80,241	74	80,315
Commercial and industrial loans
Pass	43,640	—	43,640	—	43,640
Special Mention	430	—	430	—	430
Substandard	95	—	95	25	120
Total commercial and industrial loans	44,165	—	44,165	25	44,190
Other loans
Pass	1,518	2	1,520	—	1,520
Total other loans	1,518	2	1,520	—	1,520

NORTHFIELD BANCORP, INC.  AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

	December 31, 2018
	Performing (Accruing) Loans
	0-29 Days Past Due	30-89 Days Past Due	Total	Non-Performing Loans	Total Loans Receivable, net
Total originated loans held-for-investment	2,671,140	4,221	2,675,361	3,516	2,678,877

Acquired loans:
One-to-four family residential
LTV < 60%
Pass	202,471	2,799	205,270	—	205,270
Special Mention	415	—	415	—	415
Substandard	62	6	68	374	442
Total	202,948	2,805	205,753	374	206,127
LTV => 60%
Pass	19,504	—	19,504	—	19,504
Substandard	—	—	—	246	246
Total	19,504	—	19,504	246	19,750
Total one-to-four family residential	222,452	2,805	225,257	620	225,877
Commercial
LTV < 35%
Pass	41,071	—	41,071	—	41,071
Special Mention	1,079	—	1,079	—	1,079
Substandard	1,185	151	1,336	281	1,617
Total	43,335	151	43,486	281	43,767
LTV => 35%
Pass	73,986	749	74,735	—	74,735
Special Mention	4,315	128	4,443	—	4,443
Substandard	5,772	411	6,183	4,135	10,318
Total	84,073	1,288	85,361	4,135	89,496
Total commercial	127,408	1,439	128,847	4,416	133,263
Construction and land
Pass	12,003	—	12,003	—	12,003
Total construction and land	12,003	—	12,003	—	12,003
Multifamily
LTV < 35%
Pass	137,141	—	137,141	—	137,141
Special Mention	—	52	52	—	52
Substandard	—	—	—	152	152
Total	137,141	52	137,193	152	137,345
LTV => 35%
Pass	7,726	—	7,726	—	7,726
Substandard	—	—	—	414	414
Total	7,726	—	7,726	414	8,140
Total multifamily	144,867	52	144,919	566	145,485
Home equity and lines of credit
Pass	17,427	—	17,427	—	17,427
Substandard	79	—	79	77	156
Total home equity and lines of credit	17,506	—	17,506	77	17,583
Commercial and industrial
Pass	11,888	45	11,933	—	11,933
Total commercial and industrial	11,888	45	11,933	—	11,933
Other	6	—	6	—	6
Total loans acquired	536,130	4,341	540,471	5,679	546,150
	$3,207,270	$8,562	$3,215,832	$9,195	$3,225,027

NORTHFIELD BANCORP, INC.  AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

	December 31, 2017
	Performing (Accruing) Loans
	0-29 Days Past Due	30-89 Days Past Due	Total	Non-Performing Loans	Total Loans Receivable, net
Loans held-for-investment:
Real estate loans:
Commercial
LTV < 35%
Pass	$84,620	$—	$84,620	$—	$84,620
Special Mention	—	410	410	—	410
Total	84,620	410	85,030	—	85,030
LTV => 35%
Pass	346,229	628	346,857	—	346,857
Special Mention	832	1,338	2,170	—	2,170
Substandard	7,675	998	8,673	3,051	11,724
Total	354,736	2,964	357,700	3,051	360,751
Total commercial	439,356	3,374	442,730	3,051	445,781
One-to-four family residential
LTV < 60%
Pass	57,907	2,493	60,400	—	60,400
Special Mention	—	683	683	—	683
Substandard	322	614	936	534	1,470
Total	58,229	3,790	62,019	534	62,553
LTV => 60%
Pass	38,504	—	38,504	—	38,504
Substandard	554	—	554	39	593
Total	39,058	—	39,058	39	39,097
Total one-to-four family residential	97,287	3,790	101,077	573	101,650
Construction and land
Pass	34,614	6	34,620	—	34,620
Total construction and land	34,614	6	34,620	—	34,620
Multifamily
LTV < 35%
Pass	131,488	304	131,792	—	131,792
Total	131,488	304	131,792	—	131,792
LTV => 35%
Pass	1,603,714	233	1,603,947	—	1,603,947
Special Mention	638	1,259	1,897	—	1,897
Substandard	83	1,501	1,584	—	1,584
Total	1,604,435	2,993	1,607,428	—	1,607,428
Total multifamily	1,735,923	3,297	1,739,220	—	1,739,220
Home equity and lines of credit
Pass	67,426	—	67,426	—	67,426
Special Mention	28	—	28	—	28
Substandard	146	—	146	79	225
Total home equity and lines of credit	67,600	—	67,600	79	67,679
Commercial and industrial loans
Pass	34,003	138	34,141	—	34,141
Special Mention	547	24	571	—	571
Substandard	109	—	109	72	181
Total Commercial and industrial loans	34,659	162	34,821	72	34,893
Other loans
Pass	1,403	29	1,432	—	1,432
Total other loans	1,403	29	1,432	—	1,432
Total originated loans held-for-investment	2,410,842	10,658	2,421,500	3,775	2,425,275

NORTHFIELD BANCORP, INC.  AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

	December 31, 2017
	Performing (Accruing) Loans
	0-29 Days Past Due	30-89 Days Past Due	Total	Non-Performing Loans	Total Loans Receivable, net
Loans acquired:
One-to-four family residential
LTV < 60%
Pass	250,149	224	250,373	—	250,373
Special Mention	455	—	455	—	455
Substandard	417	150	567	228	795
Total	251,021	374	251,395	228	251,623
LTV => 60%
Pass	23,295	—	23,295	—	23,295
Substandard	135	—	135	—	135
Total	23,430	—	23,430	—	23,430
Total one-to-four family residential	274,451	374	274,825	228	275,053
Commercial
LTV < 35%
Pass	50,035	70	50,105	—	50,105
Special Mention	91	—	91	—	91
Substandard	—	181	181	205	386
Total	50,126	251	50,377	205	50,582
LTV => 35%
Pass	108,125	158	108,283	—	108,283
Special Mention	—	133	133	—	133
Substandard	3,703	430	4,133	831	4,964
Total	111,828	721	112,549	831	113,380
Total commercial	161,954	972	162,926	1,036	163,962
Construction and land
Substandard	17,201	—	17,201	—	17,201
Total construction and land	17,201	—	17,201	—	17,201
Multifamily
LTV < 35%
Pass	189,551	—	189,551	—	189,551
Special Mention	78	—	78	—	78
Substandard	153	—	153	—	153
Total	189,782	—	189,782	—	189,782
LTV => 35%
Pass	8,950	—	8,950	—	8,950
Special Mention	—	—	—	417	417
Total	8,950	—	8,950	417	9,367
Total multifamily	198,732	—	198,732	417	199,149
Home equity and lines of credit
Pass	20,291	—	20,291	—	20,291
Substandard	87	—	87	77	164
Total home equity and lines of credit	20,378	—	20,378	77	20,455
Commercial and industrial loans
Pass	16,904	40	16,944	—	16,944
Substandard	—	—	—	2	2
Total Commercial and industrial loans	16,904	40	16,944	2	16,946
Other loans
Pass	36	—	36	1	37
Total loans acquired	689,656	1,386	691,042	1,761	692,803
	$3,100,498	$12,044	$3,112,542	$5,536	$3,118,078

NORTHFIELD BANCORP, INC.  AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

The following table summarizes originated and acquired (subsequent to acquisition) impaired loans as of December 31, 2018 and 2017 (in thousands):

	At December 31, 2018			December 31, 2017
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With No Allowance Recorded:
Real estate loans:
Commercial
LTV < 35%
Substandard	$—	$139	$—	$—	$139	$—
LTV => 35%
Pass	5,931	6,817	—	6,263	7,150	—
Substandard	12,160	15,028	—	9,745	10,560	—
One-to-four family residential
LTV < 60%
Pass	1,532	1,606	—	1,189	1,254	—
Substandard	241	241	—	251	251	—
LTV => 60%
Pass	129	158	—	136	161	—
Substandard	126	278	—	135	286	—
Multifamily
LTV < 35%
Substandard	152	152	—	153	153	—
LTV => 35%
Pass	38	509	—	1,309	1,780	—
Substandard	1,229	1,229	—	—	—	—
Home Equity
Pass	28	28	—	33	33	—
Commercial and industrial loans
Substandard	52	119	—	135	135	—
With a Related Allowance Recorded:
Real estate loans:
One-to-four family residential
LTV < 60%
Pass	—	—	—	411	411	(7)
Substandard	657	657	(18)	997	997	(49)
LTV => 60%
Pass	—	—	—	268	268	(19)
Home equity and lines of credit
Substandard	33	33	(5)	36	36	(4)
Commercial and industrial loans
Special Mention	21	21	(3)	24	24	(3)
Total:
Real estate loans:
Commercial	18,091	21,984	—	16,008	17,849	—
One-to-four family residential	2,685	2,940	(18)	3,387	3,628	(75)
Multifamily	1,419	1,890	—	1,462	1,933	—
Home equity and lines of credit	61	61	(5)	69	69	(4)
Commercial and industrial loans	73	$140	(3)	159	159	(3)
	$22,329	$27,015	$(26)	$21,085	$23,638	$(82)

Included in the table above at December 31, 2018, are impaired loans with carrying balances of $16.6 million that were not written down by charge-offs or for which there are no specific reserves in our allowance for loan losses.  Included in the impaired loans at December 31, 2017, are loans with carrying balances of $14.5 million that were not written down by charge-offs or for which there are no specific reserves in our allowance for loan losses. Loans not written down by charge-offs or specific reserves at December 31, 2018 and 2017, have sufficient collateral values, less costs to sell (including any discounts to facilitate a sale), or sufficient future cash flows to support the carrying balances of the loans.

NORTHFIELD BANCORP, INC.  AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

The following table summarizes the average recorded investment in originated and acquired impaired loans (excluding PCI loans) and interest recognized on impaired loans as of, and for, the years ended December 31, 2018, and December 31, 2017 (in thousands):

	December 31, 2018		December 31, 2017
	Average Recorded Investment	Interest Income	Average Recorded Investment	Interest Income
With No Allowance Recorded:
Real estate loans:
Commercial
LTV < 35%
Substandard	$—	$—	$—	$45
LTV => 35%
Pass	5,218	255	5,516	334
Substandard	10,582	404	12,402	431
One-to-four family residential
LTV < 60%
Pass	1,403	62	854	56
Substandard	246	12	372	14
One-to-four family residential
LTV => 60%
Pass	186	7	55	4
Substandard	129	13	289	13
Multifamily
LTV < 35%
Substandard	152	6	154	6
LTV => 35%
Pass	296	16	563	56
Substandard	987	67	—	—
Home equity and lines of credit
Pass	31	2	36	2
Commercial and industrial loans
Substandard	100	—	127	—
With a Related Allowance Recorded:
Real estate loans:
Commercial
LTV => 35%
Pass	880	76	—	—
Substandard	267	—	404	—
One-to-four family residential
LTV < 60%
Pass	164		165	7
Substandard	733	19	1,264	20
LTV => 60%
Pass	54	—	271	19
Substandard	—	—	152	—
Multifamily
LTV => 35%
Pass	—	—	778	—
Substandard	—	—	180	—
Home equity and lines of credit
Pass	—	—	153	—
Substandard	34	2	37	1
Commercial and industrial loans
Special Mention	23	1	25	1
Total:
Real estate loans:
Commercial	16,947	735	18,322	810
One-to-four family residential	2,915	113	3,422	133
Multifamily	1,435	89	1,675	62
Home equity and lines of credit	65	4	226	3
Commercial and industrial loans	123	1	152	1
	$21,485	$942	$23,797	$1,009

NORTHFIELD BANCORP, INC.  AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

At December 31, 2018 and 2017, we had troubled debt restructurings (“TDRs”) of $16.9 million and $18.3 million, respectively. There was one one-to-four family residential loan modified as a TDR during the year ended December 31, 2018. This loan had a pre- and post-modification balance of $6,400 as of the date of modification, and was restructured to receive a reduced interest rate. There was one one-to-four family residential loan modified as a TDR during the year ended December 31, 2017. This loan had a pre- and post-modification balance of $256,000 as of the date of modification, and was restructured to receive a reduced interest rate. Since modification, the loan restructured during the year ended December 31, 2017 subsequently defaulted.

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

(7)	Premises and Equipment, Net

At December 31, 2018 and 2017, premises and equipment, less accumulated depreciation and amortization, consists of the following (in thousands):

	December 31,
	2018	2017
At cost:
Land	$4,018	$4,018
Buildings and improvements	8,905	8,883
Capital leases	2,600	2,600
Furniture, fixtures, and equipment	24,140	22,677
Leasehold improvements	30,115	28,721
	69,778	66,899
Accumulated depreciation and amortization	(44,173)	(41,153)
Premises and equipment, net	$25,605	$25,746

Depreciation expense for the years ended December 31, 2018, 2017, and 2016, was $3.0 million, $3.2 million, and $3.6 million, respectively. There were no sales of premises and equipment in 2018, 2017, or 2016.

NORTHFIELD BANCORP, INC.  AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

(8)	Deposits

Deposit account balances are summarized as follows (dollars in thousands):

	As of December 31,
	2018		2017
	Amount	Weighted Average Rate	Amount	Weighted Average Rate
Transaction:
Negotiable orders of withdrawal	$458,012	0.68%	$465,140	0.39%
Non-interest bearing checking	395,375	—%	407,267	—%
Total transaction	853,387	0.36%	872,407	0.21%
Savings:
Money market	741,939	1.12%	800,854	0.72%
Savings	594,290	0.90%	424,789	0.18%
Total savings	1,336,229	1.02%	1,225,643	0.53%
Certificates of deposit:
Under $100,000	599,245	1.91%	401,063	1.42%
$100,000 or more	497,651	2.01%	337,866	1.51%
Total certificates of deposit	1,096,896	1.96%	738,929	1.46%
Total deposits	$3,286,512	1.16%	$2,836,979	0.67%

The Company had brokered deposits (included in certificates of deposit in the above table) of $275.4 million and $150.6 million at December 31, 2018 and 2017, respectively.

Scheduled maturities of certificates of deposit are summarized as follows (in thousands):

December 31, 2018
2019	$841,562
2020	138,277
2021	36,282
2022	46,187
2023	34,588
Thereafter	—
Total	$1,096,896

Interest expense on deposits is summarized as follows (in thousands):

	December 31,
	2018	2017	2016
Transaction	$2,175	$1,429	$957
Savings and money market	8,878	6,804	6,801
Certificates of deposit	16,688	8,153	6,529
	$27,741	$16,386	$14,287

NORTHFIELD BANCORP, INC.  AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

(9)	Borrowings

Borrowings consisted of FHLB advances, floating rate advances, obligations under capital leases, and securities sold under agreements to repurchase (repurchase agreements), and are summarized as follows (in thousands):

	December 31,
	2018	2017
Repurchase agreements	$—	$2,000
Other borrowings:
FHLB advances	403,502	464,217
Floating rate advances	5,345	5,033
Obligations under capital leases	44	299
	$408,891	$471,549

FHLB advances are secured by a blanket lien on unencumbered securities and the Company’s FHLB capital stock.

FHLB advances have contractual maturities as follows (in thousands):

December 31, 2018
FHLB
Advances
2019	$123,502
2020	90,000
2021	70,000
2022	20,000
2023	87,500
Thereafter	12,500
$403,502

There were no repurchase agreements at December 31, 2018. At December 31, 2017, repurchase agreements had a weighted average rate of 3.39%, with $2.0 million maturing in the first quarter of 2018. The repurchase agreements were secured primarily by mortgage-backed securities with an amortized cost of $4.7 million, and a fair value of $4.6 million, at December 31, 2017.

The Company has the ability to obtain additional funding from the FHLB and Federal Reserve Bank discount window of approximately $1.23 billion, utilizing unencumbered and unpledged securities of $462.4 million and multifamily loans of $789.6 million at December 31, 2018.  The Company expects to have sufficient funds available to meet current commitments in the normal course of business.

Interest expense on borrowings is summarized as follows (in thousands):

	December 31,
	2018	2017	2016
Repurchase agreements	$7	$137	$569
FHLB advances	8,172	7,390	6,743
Floating rate advances	123	33	27
Obligations under capital leases	7	30	42
	$8,309	$7,590	$7,381

NORTHFIELD BANCORP, INC.  AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

(10)	Income Taxes

Income tax expense (benefit) consists of the following (in thousands):

	December 31,
	2018	2017	2016
Federal tax expense (benefit):
Current	$8,540	$10,113	$14,218
Deferred	(742)	14,290	(1,260)
	7,798	24,403	12,958
State and local tax expense (benefit):
Current	1,985	1,672	2,506
Deferred	(151)	903	(1,799)
	1,834	2,575	707
Total income tax expense	$9,632	$26,978	$13,665

Reconciliation between the amount of reported total income tax expense and the amount computed by multiplying the applicable statutory income tax rate for the years ended December 31, 2018, 2017, and 2016, is as follows (dollars in thousands):

	December 31,
	2018	2017	2016
Tax expense at statutory rate	$10,439	$18,111	$13,928
Applicable statutory federal income tax rate	21%	35%	35%
Increase (decrease) in taxes resulting from:
State tax, net of federal income tax	1,448	1,674	460
Impact of 2017 federal tax reform	—	10,453	—
Bank owned life insurance	(778)	(1,885)	(1,399)
ESOP fair market value adjustment	196	404	352
Incentive stock options	146	247	299
Uncertain tax position	—	132	178
Merger related costs	—	—	74
Excess tax benefits from employee share based payments	(1,939)	(2,309)	—
Other, net	120	151	(227)
Income tax expense	$9,632	$26,978	$13,665

Federal Tax Reform

On December 22, 2017, H.R.1, commonly known as the Tax Cuts and Jobs Act (the “Tax Act”), was signed into law. Among numerous provisions included in the Act was the reduction of the U.S. federal corporate income tax rate from 35% to 21% effective January 1, 2018. As a result of this rate reduction, we were required to re-measure, through income tax expense in the fourth quarter of 2017, our deferred tax assets and liabilities using the enacted rate at which we expect them to be recovered or settled. The re-measurement of our net deferred tax asset resulted in additional 2017 income tax expense of $10.5 million.

NORTHFIELD BANCORP, INC.  AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2018 and 2017, are as follows (in thousands):

	December 31,
	2018	2017
Deferred tax assets:
Allowance for loan losses	$7,317	$6,836
Capitalized leases	13	84
Deferred compensation	3,426	3,474
Accrued salaries	737	2
Postretirement benefits	375	381
Equity awards	3,045	3,582
Unrealized actuarial losses on post-retirement benefits	18	93
Straight-line leases adjustment	1,051	892
Asset retirement obligation	67	65
Reserve for accrued interest receivable	602	712
Reserve for loan commitments	146	124
Employee Stock Ownership Plan	551	497
Other	261	236
Depreciation	2,383	2,116
Fair value adjustments of acquired loans	3,934	4,868
Fair value adjustments of pension benefit obligations	154	154
Unrealized losses on securities	3,575	2,070
Total gross deferred tax assets	27,655	26,186
Deferred tax liabilities:
Fair value adjustments of acquired securities	28	35
Fair value adjustments of deposit liabilities	285	358
Deferred loan fees	1,984	1,815
Undistributed earnings related to NSB Realty Trust	—	939
Other	33	37
Total gross deferred tax liabilities	2,330	3,184
Net deferred tax asset	$25,325	$23,002

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

As a savings institution, the Bank is subject to a special federal tax provision regarding its frozen tax bad debt reserve. At December 31, 2018 and December 31, 2017, the Bank’s federal tax bad debt base-year reserve was $5.9 million, with a related net deferred tax liability of $2.8 million, which has not been recognized since the Bank does not expect that this reserve will become taxable in the foreseeable future. Events that would result in taxation of this reserve include redemptions of the Bank’s stock or certain excess distributions by the Bank to the Company.

NORTHFIELD BANCORP, INC.  AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

A reconciliation of the Company’s uncertain tax positions are as follows (in thousands):

	December 31,
	2018	2017	2016
Beginning balance	$482	$459	$281
Settlements based on tax positions related to prior years	(238)	(109)	—
Additions based on tax positions related to prior years	286	132	178
Ending balance	$530	$482	$459

The Company recognizes interest and penalties on income taxes in income tax expense.

The following years are open for examination or under examination:

•	Federal tax filings for 2015 through present. The 2016 filing is currently under examination.

•	New York State tax filings 2013 through present. The 2013 through 2014 filings are currently under examination.

•	New York City tax filings 2013 through present. The 2013 through 2014 filings are currently under examination.

•	State of New Jersey 2014 through present.

(11)	Retirement Benefits

The Company has a 401(k) plan for its employees, which grants eligible employees (those salaried employees with at least three months of service) the opportunity to invest from 2% to 15% of their base compensation in certain investment alternatives. The Company contributes an amount equal to 25% of employee contributions on the first 6% of base compensation contributed by eligible employees for the first three years of participation. Subsequent years of participation in excess of three years will increase the Company matching contribution from 25% to 50% of an employee’s contributions, on the first 6% of base compensation contributed by eligible employees. A member becomes fully vested in the Company’s contributions upon (a) completion of five years of service, or (b) normal retirement, early retirement, permanent disability, or death. The Company’s contribution to this plan amounted to approximately $394,000, $387,000, and $384,000 for the years ended December 31, 2018, 2017, and 2016, respectively.

The Company maintains the Northfield Bank ESOP. The ESOP is a tax-qualified plan designed to invest primarily in the Company’s common stock. The ESOP provides employees with the opportunity to receive a funded retirement benefit from the Bank, based primarily on the value of the Company’s common stock. The ESOP purchased 2,463,884 shares of the Company’s common stock in the Company’s initial public offering at a price of $7.13 per share, as adjusted. This purchase was funded with a loan from Northfield Bancorp, Inc. to the ESOP. The outstanding balance at December 31, 2018 and 2017 was $10.8 million and $11.5 million, respectively. The shares of the Company’s common stock purchased in the initial public offering are pledged as collateral for the loan. Shares are released for allocation to participants as loan payments are made. A total of 101,514 and 99,670 shares were released and allocated to participants of the ESOP for the years ended December 31, 2018 and 2017, respectively. Cash dividends on unallocated shares are utilized to satisfy required debt payments. Dividends on allocated shares are utilized to prepay debt which releases additional shares to participants.

Upon completion of the Company’s second-step conversion, a second ESOP was established for employees in 2013, which purchased 1,422,357 shares of the Company’s common stock at a price of $10.00 per share. The purchase was funded with a loan from Northfield Bancorp, Inc. to the second ESOP. The outstanding balance at December 31, 2018 and 2017 was $12.2 million and $12.6 million, respectively. The shares of the Company’s common stock purchased in the second-step conversion are pledged as collateral for the loan. Shares are released for allocation to participants as loan payments are made. A total of 52,523 and 51,189 shares were released and allocated to participants of the second ESOP for the years ended December 31, 2018 and 2017, respectively. Cash dividends on unallocated shares are utilized to satisfy required debt payments. Dividends on allocated shares are utilized to prepay debt which releases additional shares to participants.

ESOP compensation expense for both plans for the years ended December 31, 2018, 2017, and 2016 was $2.0 million, $2.2 million, and $2.0 million, respectively.

NORTHFIELD BANCORP, INC.  AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

The Company maintains a Supplemental Employee Stock Ownership Plan (the "SESOP"), a non-qualified plan, that provides supplemental benefits to certain executives who are prevented from receiving the full benefits contemplated by the ESOP’s benefit formula due to tax law limits for tax-qualified plans. The supplemental payments for the SESOP consist of cash payments representing the value of Company shares that cannot be allocated to participants under the ESOPs due to legal limitations imposed on tax-qualified plans. The Company's required contributions to the SESOP plan were $76,000, $84,000, and $82,000 for the years ended December 31, 2018, 2017, and 2016, respectively.

The Company provides post-retirement medical and life insurance to a limited number of retired individuals.  The Company also provides retiree life insurance benefits to all qualified employees, up to certain limits.  The following tables set forth the funded status and components of postretirement benefit costs at December 31 measurement dates (in thousands):

	2018	2017	2016
Accumulated postretirement benefit obligation beginning of year	$1,645	$1,697	$1,950
Service cost	11	11	8
Interest cost	52	57	71
Actuarial (gain) loss	(229)	(8)	(214)
Benefits paid	(120)	(112)	(118)
Accumulated postretirement benefit obligation end of year	1,359	1,645	1,697
Accrued liability (included in accrued expenses and other liabilities)	$1,359	$1,645	$1,697

The following table sets forth the amounts recognized in accumulated other comprehensive income (loss) (in thousands):

	December 31,
	2018	2017
Net loss	$20	$274
Transition obligation	—	—
Prior service cost	—	—
Loss recognized in accumulated other comprehensive income (loss)	$20	$274

The estimated net loss, prior service cost, and transition obligation, that will be amortized from accumulated other comprehensive income (loss) into net periodic cost in 2019, are $1,800,  $0, and $0 respectively.

The following table sets forth the components of net periodic postretirement benefit costs for the years ended December 31, 2018, 2017, and 2016 (in thousands):

	December 31,
	2018	2017	2016
Service cost	$11	$11	$8
Interest cost	52	57	71
Amortization of prior service costs	—	—	12
Amortization of unrecognized loss	25	28	54
Net postretirement benefit cost included in compensation and employee benefits	$88	$96	$145

The assumed discount rate related to plan obligations reflects the weighted average of published market rates for high-quality corporate bonds with terms similar to those of the plans expected benefit payments, rounded to the nearest quarter percentage point.

NORTHFIELD BANCORP, INC.  AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

The Company’s discount rate and rate of compensation increase used in accounting for the plan are as follows:

	2018	2017	2016
Assumptions used to determine benefit obligation at period end:
Discount rate	4.00%	3.25%	3.50%
Rate of increase in compensation	4.00%	4.00%	4.00%
Assumptions used to determine net periodic benefit cost for the year:
Discount rate	3.25%	3.50%	3.75%
Rate of increase in compensation	4.00%	4.00%	4.00%

At December 31, 2018, a medical cost trend rate of 8.75% decreasing 0.50% per year thereafter until an ultimate rate of 4.75% is reached, was used in the plan’s valuation.  The Company’s healthcare cost trend rates are based, among other things, on the Company’s own experience and third-party analysis of recent and projected healthcare cost trends.

A one percentage-point change in assumed heath care cost trends would have the following effects (in thousands):

	One Percentage Point Increase		One Percentage Point Decrease
	2018	2017	2018	2017
Effect on benefits earned and interest cost	$4	$4	$(3)	$(4)
Effect on accumulated postretirement benefit obligation	109	111	(94)	(100)

A one percentage-point change in assumed heath care cost trends would have the following effects (in thousands):

	One Percentage Point Increase			One Percentage Point Decrease
	2018	2017	2016	2018	2017	2016
Aggregate of service and interest components of net periodic cost (benefit)	$4	$4	$6	$(3)	$(4)	$(5)

Benefit payments of approximately $120,000, $112,000, and $118,000 were made in 2018, 2017, and 2016, respectively. The benefits expected to be paid under the postretirement health benefits plan for the next five years are as follows: $94,000 in 2019; $97,000 in 2020; $101,000 in 2021; $105,000 in 2022; and $95,000 in 2023. The benefit payments expected to be paid in the aggregate for the years 2024 through 2028 are $438,000. The expected benefits are based on the same assumptions used to measure the Company’s benefit obligation at December 31, 2018, and include estimated future employee service.

The Company maintains a nonqualified plan to provide for the elective deferral of all or a portion of director fees by members of the Board of Directors, deferral of all or a portion of the compensation and/or annual incentive compensation payable to eligible employees of the Company, and to provide to certain officers of the Company benefits in excess of those permitted to be paid by the Company’s savings plan, ESOP, and profit-sharing plan under the applicable Internal Revenue Code. The plan obligation was approximately $12.7 million and $13.7 million at December 31, 2018 and 2017, respectively, and is included in accrued expenses and other liabilities on the consolidated balance sheets. (Loss) income under this plan was $(879,000), $1.1 million, and $503,000 for the years ended December 31, 2018, 2017, and 2016, respectively. The Company invests to fund this future obligation, in various mutual funds designated as trading securities. The securities are marked-to-market through current period earnings as a component of non-interest income. Accrued obligations under this plan are credited or charged with the return on the trading securities portfolio as a component of compensation and benefits expense.

NORTHFIELD BANCORP, INC.  AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

(12)	Equity Incentive Plan

The Company maintains the Northfield Bancorp, Inc. 2008 Equity Incentive Plan (the “2008 EIP”) which allowed the Company to grant common stock or options to purchase common stock at specific prices to directors and employees of the Company through December 17, 2018. The 2008 EIP provided for the issuance or delivery of up to 4,311,796 shares (1,231,941 restricted shares and 3,079,855 stock options) of Northfield Bancorp, Inc. common stock subject to certain plan limitations. As of December 31, 2018, no restricted shares or stock options remain available for issuance under the 2008 EIP. On August 27, 2018, the Company granted to an employee 3,378 restricted shares. These shares vest on February 27, 2019. During 2017, the Company granted to certain directors and employees in aggregate 34,500 restricted shares, and 98,244 stock options to purchase Company stock. The stock options and restricted stock granted in 2017 vest in varying installments over a period ranging from 10 to 34 months, the first vesting beginning on May 27, 2018. In November 2016, the Company granted to an employee 20,000 restricted shares and stock 40,000 options to purchase Company stock. Prior to 2017, all stock options and restricted stock granted vested in equal installments over a five year period beginning one year from the date of grant. The vesting of options and restricted stock awards may accelerate in accordance with the terms of the 2008 EIP. Stock options were granted at an exercise price equal to the fair value of the Company’s common stock on the grant date based on quoted market prices and all have an expiration period of 10 years. The Company is expensing the grant date fair value of all employee and director share-based compensation over the requisite service periods on a straight-line basis.

    There were no stock options granted in 2018. The fair value of stock options granted in 2017 and 2016 was estimated utilizing the Black-Scholes option pricing model using the following assumptions:

	Year Ended December 31,
	2017			2016
Grant Date	November 1, 2017	September 19, 2017	August 1, 2017	November 16, 2016
Stock options granted	40,000	12,500	45,744	40,000
Risk-free rate of return	2.06%	1.89%	1.86%	1.8%
Volatility	29.22%	30.06%	29.46%	30.07%
Dividend yield	2.37%	1.98%	1.91%	1.74%
Expected life	5.75	5.75	5.75	6.5

The Company also maintains the Northfield Bancorp, Inc. 2014 Equity Incentive Plan (the “2014 EIP”) which allows the Company to grant common stock or options to purchase common stock at specific prices to directors and employees of the Company. The 2014 EIP provides for the issuance or delivery of up to 4,978,249 shares (1,422,357 restricted shares and 3,555,892 stock options) of Northfield Bancorp, Inc. common stock subject to certain plan limitations. As of December 31, 2018, 142,154 restricted shares and 348,373 stock options remain available for issuance under the 2014 EIP. On August 27, 2018, the Company granted to an employee 11,622 restricted shares. These shares vest in three installments over a two year period beginning six months from the date of grant. All stock options and restricted stock granted prior to 2018 vest in equal installments over a five year period beginning one year from the date of grant. The vesting of options and restricted stock awards may accelerate in accordance with terms of the 2014 EIP. Stock options were granted at an exercise price equal to the fair value of the Company’s common stock on the grant date based on quoted market prices and all have an expiration period of ten years.

During the years ended December 31, 2018, 2017, and 2016, the Company recorded, $5.4 million, $6.2 million, and $7.3 million of stock-based compensation.

NORTHFIELD BANCORP, INC.  AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

The following table is a summary of the Company’s non-vested stock options as of December 31, 2018, and changes therein during the year then ended:

	Number of Stock Options	Weighted Average Grant Date Fair Value	Weighted Average Exercise Price	Weighted Average Contractual Life (years)
Outstanding- December 31, 2016	5,328,670	$3.41	$11.36	5.78
Granted	98,244	4.04	16.73	9.71
Forfeited	(247,484)	3.93	13.68	—
Exercised	(558,743)	2.41	7.52	—
Outstanding- December 31, 2017	4,620,687	3.51	11.82	5.17
Granted	—	—	—	—
Forfeited	(29,378)	3.36	11.51	—
Exercised	(1,339,714)	2.49	7.75	—
Outstanding - December 31, 2018	3,251,595	3.93	13.51	5.62
Exercisable - December 31, 2018	2,440,884	$3.89	$13.28	5.45

Expected future stock option expense related to the non-vested options outstanding as of December 31, 2018, is $1.6 million over an average period of 1.1 years.

The following is a summary of the status of the Company’s restricted shares as of December 31, 2018, and changes therein during the year then ended:

	Number of Shares Awarded	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2016	924,002	$13.82
Granted	34,500	16.70
Vested	(279,660)	13.68
Forfeited	(92,947)	13.92
Non-vested at December 31, 2017	585,895	14.05
Granted	15,000	16.48
Vested	(266,973)	13.86
Forfeited	(4,960)	14.18
Non-vested at December 31, 2018	328,962	$14.31

Expected future stock award expense related to the non-vested restricted awards as of December 31, 2018, is $2.5 million over an average period of 1.2 years.

Upon the exercise of stock options, management expects to utilize treasury stock as the source of issuance for these shares.

NORTHFIELD BANCORP, INC.  AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

(13)	Commitments and Contingencies

The Company, in the normal course of business, is party to commitments that involve, to varying degrees, elements of risk in excess of the amounts recognized in the consolidated financial statements. These commitments include unused lines of credit and commitments to extend credit.

At December 31, 2018 and 2017, the following commitment and contingent liabilities existed that are not reflected in the accompanying consolidated financial statements (in thousands):

	December 31,
	2018	2017
Commitments to extend credit	$39,326	$43,611
Unused lines of credit	136,586	98,433
Standby letters of credit	5,352	7,000
The Company’s maximum exposure to credit losses in the event of nonperformance by the other party to these commitments is represented by the contractual amount. The Company uses the same credit policies in granting commitments and conditional obligations as it does for amounts recorded in the consolidated balance sheets. These commitments and obligations do not necessarily represent future cash flow requirements.  The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary, is based on management’s assessment of risk. Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third-party. The guarantees generally extend for a term of up to one year and are fully collateralized. For each guarantee issued, if the customer defaults on a payment to the third-party, the Company would have to perform under the guarantee. The unamortized fee on standby letters of credit approximates their fair value; such fees were insignificant at both December 31, 2018 and 2017. The Company maintains an allowance for estimated losses on commitments to extend credit in other liabilities.  At December 31, 2018 and 2017, the allowance was $523,000 and $442,000, respectively, and changes to the allowance are recorded as a component of other non-interest expense.

At December 31, 2018, the Company was obligated under non-cancelable operating leases and capitalized leases on property used for banking purposes. Most leases contain escalation clauses and renewal options which provide for increased rentals as well as for increases in certain property costs including real estate taxes, common area maintenance, and insurance.

The projected minimum annual rental payments and receipts under the capitalized leases and operating leases are as follows (in thousands):

	Rental Payments Capitalized Leases	Rental Payments Operating Leases
Year ending December 31:
2019	$44	$5,735
2020	—	5,949
2021	—	5,512
2022	—	4,844
2023	—	4,744
Thereafter	—	35,260
Total minimum lease payments	$44	$62,044
 Net rental expense included in occupancy expense was approximately $5.7 million, $5.3 million, and $5.2 million for the years ended December 31, 2018, 2017, and 2016, respectively.

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
Notes to Consolidated Financial Statements (Continued)

of a change in control, as defined, or in the event of termination, as defined, certain levels of base salary, bonus payments, and benefits for a period of up to three years.

(14)	Regulatory Requirements

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

Under the U.S. Basel III capital framework, both Northfield Bank and the Company must maintain minimum capital requirements which include: (i) a common equity Tier 1 capital to risk-based assets ratio of 4.5%; (ii) a Tier 1 capital to risk-based assets ratio of 6%; (iii) a total capital to risk-based assets of 8%; and (iv) a Tier 1 capital to total assets leverage ratio of 4%. In addition to establishing the minimum regulatory capital requirements, the regulations limit capital distributions and certain discretionary bonus payments to management if the institution does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets in addition to the amount necessary to meet its minimum risk-based capital requirements. The capital conservation buffer requirement was phased in beginning January 1, 2016 at 0.625% of risk-weighted assets and increased each year until it became fully phased by January 1, 2019 at 2.5%. For calendar year 2018, the capital conservation buffer was 1.875%. It increased to 2.50% on January 1, 2019.

Management believes that as of December 31, 2018, and December 31, 2017, the Bank exceeded all capital adequacy requirements to which it is subject. Further, the most recent OCC notification categorized the Bank as a well-capitalized institution under the prompt corrective action regulations. There have been no conditions or events since that notification that management believes have changed the Bank's classification.

The following is a summary of Northfield Bank’s regulatory capital amounts and ratios compared to the regulatory requirements as of December 31, 2018 and 2017, for classification as a well-capitalized institution and minimum capital (dollars in thousands):

NORTHFIELD BANCORP, INC.  AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

					For Well
			For Capital		Capitalized
			Adequacy		Under Prompt Corrective
	Actual		Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2018:
Common Equity Tier 1 Capital (to risk-weighted assets)	$592,815	16.00%	$166,742	4.50%	$240,850	6.50%
Tier 1 Leverage	592,815	13.81	171,663	4.00	214,579	5.00
Tier I capital (to risk-weighted assets)	592,815	16.00	222,323	6.00	296,430	8.00
Total capital (to risk-weighted assets)	620,863	16.76	296,430	8.00	370,538	10.00

As of December 31, 2017:
Common Equity Tier 1 Capital (to risk-weighted assets)	$559,717	16.70%	$150,862	4.50%	$217,912	6.50%
Tier 1 Leverage	559,717	14.15	158,220	4.00	197,775	5.00
Tier I capital (to risk-weighted assets)	559,717	16.70	201,150	6.00	268,200	8.00
Total capital (to risk-weighted assets)	586,361	17.49	268,200	8.00	335,250	10.00

The following is a summary of the Company's regulatory capital amounts and ratios compared to the regulatory requirements as of December 31, 2018 and 2017, for classification as well-capitalized and minimum capital (dollars in thousands).

					For Well
			For Capital		Capitalized
			Adequacy		Under Prompt Corrective
	Actual		Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2018:
Common Equity Tier 1 Capital (to risk-weighted assets)	$636,141	17.17%	$166,717	4.50%	$240,814	6.50%
Tier 1 Leverage	636,141	14.82	171,724	4.00	214,656	5.00
Tier I capital (to risk-weighted assets)	636,141	17.17	222,290	6.00	296,386	8.00
Total capital (to risk-weighted assets)	664,190	17.93	296,386	8.00	370,483	10.00
As of December 31, 2017:
Common Equity Tier 1 Capital (to risk-weighted assets)	$604,208	18.02%	$150,917	4.50%	$217,991	6.50%
Tier 1 Leverage	604,208	15.27	158,254	4.00	197,818	5.00
Tier I capital (to risk-weighted assets)	604,208	18.02	201,222	6.00	268,296	8.00
Total capital (to risk-weighted assets)	630,853	18.81	268,296	8.00	335,370	10.00

(15)	Fair Value Measurement

The following table presents the assets reported on the consolidated balance sheet at their estimated fair value as of December 31, 2018 and 2017, by level within the Fair Value Measurements and Disclosures Topic of the FASB Accounting Standards Codification.  Financial assets and liabilities are classified in their entirety based on the level of input that is significant to the fair value measurement.  The fair value hierarchy is as follows:

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

NORTHFIELD BANCORP, INC.  AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

•	Level 3 Inputs – Significant unobservable inputs that reflect the Company’s own assumptions that market participants would use in pricing the assets or liabilities.

The following tables summarize financial assets and financial liabilities measured at fair value as of December 31, 2018 and 2017, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands):

	Fair Value Measurements at December 31, 2018 Using:
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Measured on a recurring basis:
Assets:
Investment securities:
Debt securities available-for-sale:
Mortgage-backed securities
Pass-through certificates:
GSE	$314,788	$—	$314,788	$—
REMICs:
GSE	250,163	—	250,163	—
Non-GSE	58	—	58	—
	565,009	—	565,009	—
Other debt securities
Municipal bonds	273	—	273
Corporate bonds	242,749	—	242,749	—
	243,022	—	243,022	—
Total debt securities available-for-sale	808,031	—	808,031	—
Trading securities	8,968	8,968	—	—
Equity securities	237	237	—	—
Total	817,236	9,205	808,031	—

Measured on a non-recurring basis:
Assets:
Impaired loans:
Real estate loans:
Commercial real estate	$4,847	$—	$—	$4,847
One-to-four family residential mortgage	765	—	—	765
Multifamily	39	—	—	39
Home equity and lines of credit	28	—	—	28
Total impaired real estate loans	5,679	—	—	5,679
Commercial and industrial loans	18	—	—	18
Total	$5,697	$—	$—	$5,697

NORTHFIELD BANCORP, INC.  AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

	Fair Value Measurements at December 31, 2017 Using:
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Measured on a recurring basis:
Assets:
Investment securities:
Available-for-sale:
Debt securities available-for-sale:
Mortgage-backed securities
Pass-through certificate
GSE	$178,295	$—	$178,295	$—
REMICs:	266,929		266,929	—
GSE
Non-GSE	79	—	79	—
	445,303	—	445,303	—
Other debt securities
Municipal Bonds	349	—	349	—
Corporate bonds	68,130	—	68,130	—
	68,479	—	68,479	—
Total debt securities available-for sale	513,782	—	513,782	—
Trading securities	9,597	9,597	—	—
Equity securities - mutual funds	323	323	—	—
Total	$523,702	$9,920	$513,782	$—
Measured on a non-recurring basis:
Assets:
Impaired loans:
Real estate loans:
Commercial real estate	$4,645	$—	$—	$4,645
One-to-four family residential mortgage	1,735	—	—	1,735
Multifamily	51	—	—	51
Home equity and lines of credit	31	—	—	31
Total impaired real estate loans	6,462	—	—	6,462
Commercial and industrial loans	21	—	—	21
Other real estate owned	850	—	—	850
Total	$7,333	$—	$—	$7,333

The following table presents qualitative information for Level 3 assets measured at fair value on a non-recurring basis at December 31, 2018:

	Fair Value	Valuation Methodology	Unobservable Inputs	Range of Inputs
	(in thousands)
Impaired loans	$5,697	Appraisals	Discount for costs to sell	7.0%
			Discount for quick sale	10.0%
		Discounted cash flows	Interest rates	4.13% - 6.25%
Other real estate owned	$—	Appraisals	Discount for costs to sell	7.0%

NORTHFIELD BANCORP, INC.  AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

The following table presents qualitative information for Level 3 assets measured at fair value on a non-recurring basis at December 31, 2017:

	Fair Value	Valuation Methodology	Unobservable Inputs	Range of Inputs
	(in thousands)
Impaired loans	$6,483	Appraisals	Discount for costs to sell	7.0%
			Discount for quick sale	10.0%
		Discounted cash flows	Interest rates	3.13% - 6.50%
Other real estate owned	$850	Appraisals	Discount for costs to sell	7.0%

Debt Securities Available-for-Sale: The estimated fair values for mortgage-backed securities, corporate and other debt securities are obtained from a nationally recognized third-party pricing service. The estimated fair values are derived primarily from cash flow models, which include assumptions for interest rates, credit losses, and prepayment speeds. Broker/dealer quotes are utilized as well when such quotes are available and deemed representative of the market. The significant inputs utilized in the cash flow models are based on market data obtained from sources independent of the Company (observable inputs,) and are therefore classified as Level 2 within the fair value hierarchy. There were no transfers of securities between Level 1 and Level 2 during the years ended December 31, 2018 and 2017.

Trading Securities: Fair values are derived from quoted market prices in active markets.  The assets consist of publicly traded mutual funds.

Equity Securities: Fair values of equity securities consisting of publicly traded mutual funds are derived from quoted market prices in active markets.

Impaired Loans: At December 31, 2018, and December 31, 2017, the Company had impaired loans held-for-investment with outstanding principal balances of $10.2 million and $8.8 million that were recorded at their estimated fair value of $5.7 million and $6.5 million, respectively. The Company recorded a net decrease in the specific reserve for impaired loans of $56,000 and $246,000, for the years ended December 31, 2018 and December 31, 2017, respectively. The Company recorded net charge-offs of $1.3 million and net recoveries of $154,000 for the years ended December 31, 2018 and 2017, respectively, utilizing Level 3 inputs. For purposes of estimating fair value of impaired loans, management utilizes independent appraisals, if the loan is collateral dependent, adjusted downward by management, as necessary, for changes in relevant valuation factors subsequent to the appraisal date, or the present value of expected future cash flows for non-collateral dependent loans and troubled debt restructurings.

Other Real Estate Owned:  At December 31, 2018 the Company had no assets acquired through foreclosure, as compared to $850,000 at December 31, 2017. These assets, when held, are recorded at estimated fair value, less estimated selling costs when acquired, thus establishing a new cost basis. Estimated fair value is generally based on independent appraisals. These appraisals include adjustments to comparable assets based on the appraisers’ market knowledge and experience, and are considered Level 3 inputs. When an asset is acquired, the excess of the loan balance over fair value, less estimated selling costs, is charged to the allowance for loan losses. If the estimated fair value of the asset declines, a write-down is recorded through non-interest expense. The valuation of foreclosed assets is subjective in nature and may be adjusted in the future because of changes in the economic conditions.

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

NORTHFIELD BANCORP, INC.  AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

(a)	Cash, Cash Equivalents

Cash and cash equivalents are short-term in nature with original maturities of three months or less; the carrying amount approximates fair value.

(b)	Debt Securities (Held-to-Maturity)

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

NORTHFIELD BANCORP, INC.  AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

(i)	Borrowings

The fair value of borrowings is estimated by discounting future cash flows based on rates currently available for debt with similar terms and remaining maturity.

(j)	Advance Payments by Borrowers for Taxes and Insurance

Advance payments by borrowers for taxes and insurance have no stated maturity; the fair value is equal to the amount currently payable.

The estimated fair values of the Company’s significant financial instruments at December 31, 2018 and 2017, are presented in the following table (in thousands):

	December 31, 2018
		Estimated Fair Value
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$77,762	$77,762	$—	$—	$77,762
Trading securities	8,968	8,968	—	—	8,968
Debt securities available-for-sale	808,031	323	807,708	—	808,031
Debt securities held-to-maturity	9,505	—	9,249	—	9,249
Equity securities(1)	237	237	—	—	237
FHLB of New York stock, at cost	22,517	—	22,517	—	22,517
Net loans held-for-investment	3,217,673	—	—	3,236,136	3,236,136
Financial liabilities:
Deposits	$3,286,512	$—	$3,291,085	$—	$3,291,085
Other borrowings	408,891	—	403,476	—	403,476
Advance payments by borrowers	18,007	—	18,007	—	18,007

	December 31, 2017
		Estimated Fair Value
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$57,839	$57,839	$—	$—	$57,839
Trading securities	9,597	9,597	—	—	9,597
Debt securities available-for-sale	513,782	—	513,782	—	513,782
Debt securities held-to-maturity	9,931	—	9,892	—	9,892
Equity securities(1)	323	323	—	—	323
FHLB of New York stock, at cost	25,046	—	25,046	—	25,046
Net loans held-for-investment	3,114,659	—	—	3,157,829	3,157,829
Financial liabilities:
Deposits	$2,836,979	$—	$2,839,666	$—	$2,839,666
Repurchase agreements and other borrowings	471,549	—	466,625	—	466,625
Advance payments by borrowers	14,798	—	14,798	—	14,798

(1) Excludes $1.0 million of investments measured at net asset value at December 31, 2018 and 2017, which have not been classified in the fair value hierarchy.

Limitations

Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument.  These estimates do not reflect any premium or discount that could result from offering for sale at one

NORTHFIELD BANCORP, INC.  AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

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

The following is a summary of the Company’s earnings per share calculations and reconciliation of basic to diluted earnings per share for the periods indicated (in thousands, except share and per share data):

	December 31,
	2018	2017	2016
Net income available to common stockholders	$40,079	$24,768	$26,130

Weighted average shares outstanding-basic	46,319,760	45,325,445	44,374,389
Effect of non-vested restricted stock and stock options outstanding	787,673	1,550,285	1,343,498
Weighted average shares outstanding-diluted	47,107,433	46,875,730	45,717,887
Earnings per share-basic	$0.87	$0.55	$0.59
Earnings per share-diluted	$0.85	$0.53	$0.57
Anti-dilutive shares	765,792	334,927	777,733

(17)	Parent-only Financial Information

The following condensed parent company only financial information reflects Northfield Bancorp, Inc.’s investment in its wholly-owned consolidated subsidiary, Northfield Bank, using the equity method of accounting.

Northfield Bancorp, Inc.
Condensed Balance Sheets

	December 31,
	2018	2017
	(in thousands)
Assets
Cash in Northfield Bank	$21,884	$20,080
Interest-earning deposits in other financial institutions	21	21
Investment in Northfield Bank	623,113	594,385
ESOP loan receivable	22,962	24,021
Other assets	120	1,185
Total assets	$668,100	$639,692
Liabilities and Stockholders' Equity
Total liabilities	$1,661	$815
Total stockholders' equity	666,439	638,877
Total liabilities and stockholders' equity	$668,100	$639,692

NORTHFIELD BANCORP, INC.  AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Northfield Bancorp, Inc.
 Condensed Statements of Comprehensive Income

	Years Ended
	December 31,
	2018	2017	2016
	(in thousands)
Interest on ESOP loan	$1,081	$939	$913
Interest income on deposit in Northfield Bank	38	31	31
(Losses) gains on securities, net	(6)	5	4
Undistributed earnings of Northfield Bank	40,092	24,887	26,303
Total income	41,205	25,862	27,251
Other expenses	890	872	936
Income tax expense	236	222	185
Total expense	1,126	1,094	1,121
Net income	$40,079	$24,768	$26,130
Comprehensive income:
Net income	$40,079	$24,768	$26,130
Other comprehensive loss, net of tax	(3,696)	(227)	(1,346)
Comprehensive income	$36,383	$24,541	$24,784

Northfield Bancorp, Inc.
 Condensed Statements of Cash Flows

	December 31,
	2018	2017	2016
	(in thousands)
Cash flows from operating activities
Net income	$40,079	$24,768	$26,130
Adjustments to reconcile net income to net cash provided by operating activities:
Decrease (increase) in other assets	3	(2,008)	(1,994)
Losses (gains) on securities, net	6	(5)	(4)
Increase (decrease) in other liabilities	846	(980)	1,238
Undistributed earnings of Northfield Bank	(40,092)	(24,887)	(26,303)
Net cash provided by (used in) operating activities	842	(3,112)	(933)
Cash flows from investing activities
Cash consideration paid for business acquisition	—	—	(13,644)
Dividends from Northfield Bank	16,493	28,763	14,700
Net cash provided by investing activities	16,493	28,763	1,056
Cash flows from financing activities
Principal payments on ESOP loan receivable	1,059	1,022	969
Purchase of treasury stock	(5)	—	(2,201)
Dividends paid	(18,673)	(15,646)	(14,074)
Exercise of stock options	2,088	100	120
Additional tax benefit on stock awards	—	—	1,512
Net cash used in financing activities	(15,531)	(14,524)	(13,674)
Net increase (decrease) in cash and cash equivalents	1,804	11,127	(13,551)
Cash and cash equivalents at beginning of year	20,101	8,974	22,525
Cash and cash equivalents at end of year	$21,905	$20,101	$8,974

NORTHFIELD BANCORP, INC.  AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

(18)        Selected Quarterly Financial Data (Unaudited)

The following tables are a summary of certain quarterly financial data for the years ended December 31, 2018 and 2017:

	2018 Quarter Ended
	March 31	June 30	September 30	December 31
	(Dollars in thousands, except per share data)
Selected Operating Data:
Interest income	$34,682	$35,935	$37,727	$38,948
Interest expense	7,138	8,165	9,803	10,944
Net interest income	27,544	27,770	27,924	28,004
Provision for loan losses	34	670	1,304	607
Net interest income after provision for loan losses	27,510	27,100	26,620	27,397
Other income	2,405	2,445	2,637	640
Other expenses	17,126	17,040	17,100	15,777
Income before income tax expense	12,789	12,505	12,157	12,260
Income tax expense	2,344	1,893	3,081	2,314
Net income	$10,445	$10,612	$9,076	$9,946
Net income per basic common share	$0.23	$0.23	$0.19	$0.21
Net income per diluted common share	$0.22	$0.23	$0.19	$0.21
	2017 Quarter Ended
	March 31	June 30	September 30	December 31
	(Dollars in thousands, except per share data)
Selected Operating Data:
Interest income	$32,069	$32,660	$33,525	$34,615
Interest expense	5,392	5,751	6,173	6,660
Net interest income	26,677	26,909	27,352	27,955
Provision (recoveries) for loan losses	372	511	488	40
Net interest income after provision for loan losses	26,305	26,398	26,864	27,915
Other income	4,147	2,437	2,615	2,443
Other expenses	17,544	16,618	16,828	16,388
Income before income tax expense	12,908	12,217	12,651	13,970
Income tax expense	2,960	3,807	4,525	15,686
Net income (loss)	$9,948	$8,410	$8,126	$(1,716)
Net income (loss) per basic common share	$0.22	$0.19	$0.18	$(0.04)
Net income (loss) per diluted common share	$0.21	$0.18	$0.17	$(0.04)

NORTHFIELD BANCORP, INC.  AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

(19)        Revenue from Contracts with Customers

Effective January 1, 2018, the Company adopted ASU No. 2014-09 (Topic 606) and all subsequent ASUs that modified Topic 606. For further details on Topic 606 see Note 1(s) - “Summary of Significant Accounting Policies”. The adoption of Topic 606 did not have any impact on the measurement or recognition of revenue as it does not apply to revenue associated with financial instruments, including revenue from loans and investment securities, which is the Company's primary source of revenue. In addition, certain non-interest income streams such as income on bank owned life insurance, gains on securities, and other non-interest income are not in the scope of the guidance. The Company’s revenue streams that are within the scope of Topic 606 include service charges on deposit accounts, ATM and card interchange fees, and investment services fees. However, the revenue recognition of these revenue streams did not change upon adoption of Topic 606 as our customer contracts generally do not have performance obligations and fees are assessed and collected as the transaction occurs.
The following table summarizes non-interest income for the periods indicated (in thousands):

	December 31,
	2018	2017	2016
Fees and service charges for customer services:
Service charges	3,356	$3,320	$3,516
ATM and card interchange fees	1,216	1,150	1,130
Investment fees	305	232	288
Total fees and service charges for customer services	4,877	4,702	4,934
Income on bank owned life insurance(1)	3,705	5,386	3,998
(Losses) gains on securities, net(1)	(701)	1,283	813
Other(1)	246	271	327
Total non-interest income	$8,127	$11,642	$10,072

(1) Not within the scope of Topic 606

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

Evaluation of Disclosure Controls and Procedures

Steven M. Klein, our President and Chief Executive Officer, and William R. Jacobs, our Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) or (the Exchange Act) as of December 31, 2018.  Based upon their evaluation, they each found that our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fourth quarter of 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018.  In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013).  Based on our assessment we believe that, as of December 31, 2018, the Company’s internal control over financial reporting is effective based on those criteria.

The Company’s independent registered public accounting firm that audited the consolidated financial statements has issued an audit report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018, and it is included in Item 8, under Part II of this Annual Report on Form 10-K.  This report appears on page 69 of this document.

ITEM 9B.	OTHER INFORMATION

None

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The sections of the Company’s definitive proxy statement for the Company’s 2019 Annual Meeting of the Stockholders (the “2019 Proxy Statement”) entitled “Proposal I-Election of Directors,” “Corporate Governance and Board Matters-Director and Director Nominee Evaluation Process,” “Executive Officers who are not Directors” “Other Information-Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance and Board Matters - Codes of Conduct and Ethics,” “Stockholder Communications,” and “Board of Directors, Leadership Structure, Role in Risk Oversight, Meetings and Standing Committees-Audit Committee” are incorporated herein by reference.

A copy of the Code of Conduct and Ethics for Employees, Officers, and Directors and the Code of Conduct and Ethics for Senior Financial Officers is available to shareholders under the investor relations tab on the Company's website at www.eNorthfield.com.

ITEM 11.	EXECUTIVE COMPENSATION

The sections of the Company’s 2019 Proxy Statement entitled “Corporate Governance and Board Matters-Director Compensation” and “Executive Compensation” are incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The section of the Company’s 2019 Proxy Statement entitled “Voting Securities and Principal Holders Thereof” is incorporated herein by reference.

Set forth below is information as of December 31, 2018, with respect to compensation plans (other than our employee stock ownership plan) under which equity securities of the Company are authorized for issuance:

	Equity Compensation Plan Information
	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights(1)	Number of Securities Remaining Available for Future Issuance Under Stock-Based Compensation Plans (Excluding Securities Reflected in First Column)
Equity compensation plans approved by security holders	3,251,595	$13.51	490,527
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	3,251,595	$13.51	490,527
(1) Represents the weighted average exercise price of outstanding options at December 31, 2018.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The sections of the Company’s 2019 Proxy Statement entitled “Corporate Governance and Board Matters-Transactions with Certain Related Persons” and “Board of Directors, Leadership Structure, Role in Oversight, Meetings and Standing Committees - Board of Directors” are incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The sections of the Company’s 2019 Proxy Statement entitled “Audit-Related Matters-Policy for Approval of Audit and Permitted Non-audit Services” and “Auditor Fees and Services” are incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)  Financial Statements

The following documents are filed as part of this Annual Report on Form 10-K.

(A) Reports of Independent Registered Public Accounting Firm
(B) Consolidated Balance Sheets - at December 31, 2018, and 2017
(C) Consolidated Statements of Comprehensive Income - Years ended December 31, 2018, 2017, and 2016
(D) Consolidated Statements of Changes in Stockholders’ Equity - Years ended December 31, 2018, 2017, and 2016
(E) Consolidated Statements of Cash Flows - Years ended December 31, 2018, 2017, and 2016
(F) Notes to Consolidated Financial Statements.

(a)(2)	Exhibits

3.1	Certificate of Incorporation of Northfield Bancorp, Inc. (4)
3.2	Bylaws of Northfield Bancorp, Inc. (4)
4	Form of Common Stock Certificate of Northfield Bancorp, Inc.(4)
10.1	Short Term Disability and Long Term Disability for Senior Management (1) †
10.2	Northfield Bank Non-Qualified Deferred Compensation Plan (3) †
10.3	Northfield Bank Non-Qualified Supplemental Employee Stock Ownership Plan (3) †
10.4	Amendment to Northfield Bank Non-Qualified Deferred Compensation Plan (6) †
10.5	Amendment to Northfield Bank Non-Qualified Supplemental Employee Stock Ownership Plan (6) †
10.6	Northfield Bancorp, Inc. 2008 Equity Incentive Plan (5) †
10.7	Form of Director Non-Statutory Stock Option Award Agreement under the 2008 Equity Incentive Plan (6) †
10.8	Form of Director Restricted Stock Award Agreement under the 2008 Equity Incentive Plan (6) †
10.9	Form of Employee Non-Statutory Stock Option Award Agreement under the 2008 Equity Incentive Plan (6) †
10.10	Form of Employee Incentive Stock Option Award Agreement under the 2008 Equity Incentive Plan (6) †
10.11	Form of Employee Restricted Stock Award Agreement under the 2008 Equity Incentive Plan (6) †
10.12	Group Term Replacement Plan (7) †
10.13	Northfield Bancorp, Inc. 2014 Equity Incentive Plan (8) †
10.14	Form of Employee Stock Option Award Agreement under the 2014 Equity Incentive Plan with the Exception of John W. Alexander and Steven M. Klein (9) †
10.15	Form of Employee Restricted Stock Award Agreement under the 2014 Equity Incentive Plan with John W. Alexander and Steven M. Klein (9) †
10.16	Form of Director Restricted Stock Award Agreement under the 2014 Equity Incentive Plan (9) †
10.17	Form of amendment to restricted stock award and stock option agreements to participants of the 2014 Equity Incentive Plan (2) †
10.18	Form of Employee Stock Option Award Agreement under the 2014 Equity Incentive Plan with the Exception of John W. Alexander and Steven M. Klein (10) †
10.19	Form of Employee Stock Option Award Agreement under the 2014 Equity Incentive Plan with John W. Alexander and Steven M. Klein (10) †
10.20	Form of Director Non-Statutory Stock Option Award Agreement under the 2014 Equity Incentive Plan (10) †
10.21	Form of Employee Restricted Stock Award Agreement under the 2014 Equity Incentive Plan with the exception of John W. Alexander and Steven M. Klein (10) †
10.22	Form of Employee Restricted Stock Award Agreement under the 2014 Equity Incentive Plan with John W. Alexander and Steven M. Klein (10) †
10.23	Form of Director Restricted Stock Award Agreement under the 2014 Equity Incentive Plan (10) †
10.24	Northfield Bancorp, Inc. 2017 Management Cash Incentive Plan, Amended January 25, 2017 (11) †
10.25	Transition Consulting Agreement between Northfield Bank and John W. Alexander (12) †
10.26	Form of Amended and Restated Employment Agreement effective November 1, 2017, with Steven M. Klein (13) †

10.27	Form of Amended and Restated Employment Agreement effective January 1, 2018, with Kenneth J. Doherty, William R. Jacobs, and Michael J. Widmer (14) †
10.28	Northfield Bancorp, Inc. 2018 Management Cash Incentive Plan, Amended January 24, 2018 (15) †
10.30	Form of Employment Agreement effective January 1, 2019, with Kenneth J. Doherty (16) †
10.31	Transition Consulting Agreement with Kenneth J. Doherty, effective June 30, 2019 (16) †
10.32	Northfield Bancorp, Inc. Management Cash Incentive Governing Plan, Amended January 30, 2019 (17) †
10.33	Northfield Bancorp, Inc. 2019 Management Cash Incentive Plan, Amended January 30, 2019 (17) †
21	Subsidiaries of Registrant (1)
23	Consent of KPMG LLP *
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101
The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Statements of Changes in Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements.

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

(9)	Incorporated by reference to Northfield Bancorp Inc.’s Quarterly Report on Form 10-Q, dated June 30, 2014, filed with the Securities and Exchange Commission on August 11, 2014 (File Number 001-35791).

(10)	Incorporated by reference to Northfield Bancorp Inc.’s Quarterly Report on Form 10-Q, dated June 30, 2015, filed with the Securities and Exchange Commission on August 10, 2015 (File Number 001-35791).

(11)	Incorporated by reference to Northfield Bancorp Inc.’s Current Report on Form 8-K dated January 25, 2017, filed with the Securities and Exchange Commission on January 30, 2017 (File Number 001-35791).

(12)	Incorporated by reference to Northfield Bancorp Inc.’s Current Report on Form 8-K dated October 6, 2017, filed with the Securities and Exchange Commission on October 10, 2017 (File Number 001-35791).

(13)	Incorporated by reference to Northfield Bancorp Inc.’s Current Report on Form 8-K dated October 25, 2017, filed with the Securities and Exchange Commission on October 30, 2017 (File Number 001-35791).

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

(16)
Incorporated by reference to Northfield Bancorp Inc.’s Current Report on Form 8-K dated December 17, 2018, filed with the Securities and Exchange Commission on December 19, 2018 (File Number 001-35791).

(17)	Incorporated by reference to Northfield Bancorp Inc.’s Current Report on Form 8-K dated January 30, 2019, filed with the Securities and Exchange Commission on February 5, 2019 (File Number 001-35791).

ITEM 16.	FOR 10-K SUMMARY

Not Applicable

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTHFIELD BANCORP, INC.

Date:	March 1, 2019	By:	/s/ Steven M. Klein
Steven M. Klein
President and Chief Executive Officer
(Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Steven M. Klein	President and Chief Executive Officer (Principal Executive Officer)	March 1, 2019
Steven M. Klein

/s/ William R. Jacobs	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 1, 2019
William R. Jacobs

/s/ John W. Alexander	Director	March 1, 2019
John W. Alexander

/s/ Annette Catino	Director	March 1, 2019
Annette Catino

/s/ Gil Chapman	Director	March 1, 2019
Gil Chapman

/s/ John P. Connors, Jr	Director	March 1, 2019
John P. Connors, Jr.

/s/ Timothy C. Harrison	Director	March 1, 2019
Timothy C. Harrison

Director
Karen J. Kessler

/s/ Patrick L. Ryan	Director	March 1, 2019
Patrick L. Ryan

/s/ Frank P. Patafio	Director	March 1, 2019
Frank P. Patafio

/s/ Patrick E. Scura, Jr.	Director	March 1, 2019
Patrick E. Scura, Jr.

/s/ Paul V. Stahlin	Director	March 1, 2019
Paul V. Stahlin