Form 10-Q
period 2019-03-31
Northfield Bancorp, Inc.
filed 2019-05-10
CIK 1493225

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of exchange on which registered
Common stock, par value $0.01 per share	NFBK	The NASDAQ Stock Market LLC

As of April 30, 2019, the registrant had 49,777,675 shares of Common Stock, par value $0.01 per share, issued and outstanding.

NORTHFIELD BANCORP, INC.
Form 10-Q Quarterly Report

PART I
ITEM 1.     FINANCIAL STATEMENTS

NORTHFIELD BANCORP, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited) (In thousands, except share amounts)

	March 31, 2019	December 31, 2018
ASSETS:
Cash and due from banks	$14,166	$15,147
Interest-bearing deposits in other financial institutions	71,659	62,615
Total cash and cash equivalents	85,825	77,762
Trading securities	9,759	8,968
Debt securities available-for-sale, at estimated fair value	894,272	808,031
Debt securities held-to-maturity, at amortized cost	9,448	9,505
(estimated fair value of $9,320 at March 31, 2019, and $9,249 at December 31, 2018)
Equity securities	1,465	1,280
Originated loans held-for-investment, net	2,727,852	2,678,877
Loans acquired	509,116	546,150
Purchased credit-impaired (“PCI”) loans held-for-investment	18,892	20,143
Loans held-for-investment, net	3,255,860	3,245,170
Allowance for loan losses	(27,486)	(27,497)
Net loans held-for-investment	3,228,374	3,217,673
Accrued interest receivable	13,205	12,959
Bank owned life insurance	155,031	154,135
Federal Home Loan Bank of New York stock, at cost	22,517	22,517
Premises and equipment, net	25,211	25,605
Goodwill	38,411	38,411
Operating lease right-of-use assets	43,500	—
Other assets	28,429	31,586
Total assets	$4,555,447	$4,408,432

LIABILITIES AND STOCKHOLDERS’ EQUITY:
LIABILITIES:
Deposits	$3,375,205	$3,286,512
Borrowed funds	409,244	408,891
Operating lease liabilities	47,414	—
Advance payments by borrowers for taxes and insurance	20,723	18,007
Accrued expenses and other liabilities	23,421	28,583
Total liabilities	3,876,007	3,741,993
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value; 25,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value: 150,000,000 shares authorized, 60,933,707 shares issued at
March 31, 2019 and December 31, 2018, 49,773,796 and 49,635,673 outstanding at March 31, 2019, and December 31, 2018, respectively	609	609
Additional paid-in-capital	546,861	546,219
Unallocated common stock held by employee stock ownership plan	(20,743)	(20,992)
Retained earnings	306,588	302,544
Accumulated other comprehensive loss	(2,949)	(9,147)
Treasury stock at cost; 11,159,911 and 11,298,034 shares at March 31, 2019, and December 31, 2018, respectively	(150,926)	(152,794)
Total stockholders’ equity	679,440	666,439
Total liabilities and stockholders’ equity	$4,555,447	$4,408,432

See accompanying notes to unaudited consolidated financial statements.

NORTHFIELD BANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited) (In thousands, except per share data)

	Three Months Ended March 31,
	2019	2018
Interest income:
Loans	$32,590	$30,787
Mortgage-backed securities	4,074	2,726
Other securities	1,865	502
Federal Home Loan Bank of New York dividends	402	414
Deposits in other financial institutions	535	253
Total interest income	39,466	34,682
Interest expense:
Deposits	10,247	5,211
Borrowings	1,889	1,927
Total interest expense	12,136	7,138
Net interest income	27,330	27,544
Provision for loan losses	59	34
Net interest income after provision for loan losses	27,271	27,510
Non-interest income:
Fees and service charges for customer services	1,140	1,214
Income on bank owned life insurance	896	954
Gains on securities transactions, net	1,241	161
Other	37	76
Total non-interest income	3,314	2,405
Non-interest expense:
Compensation and employee benefits	11,020	9,117
Occupancy	3,282	3,096
Furniture and equipment	259	256
Data processing	1,263	1,224
Professional fees	747	763
Advertising	764	611
FDIC insurance	277	297
Other	1,592	1,762
Total non-interest expense	19,204	17,126
Income before income tax expense	11,381	12,789
Income tax expense	2,610	2,344
Net income	$8,771	$10,445
Net income per common share:
Basic	$0.19	$0.23
Diluted	$0.19	$0.22

See accompanying notes to unaudited consolidated financial statements.

NORTHFIELD BANCORP, INC. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME - (Continued) (Unaudited) (In thousands)
	Three Months Ended March 31,
	2019	2018
Net Income	$8,771	$10,445
Other comprehensive income (loss):
Unrealized gains (losses) on debt securities:
Net unrealized holding gains (losses) on debt securities	8,763	(6,153)
Less: reclassification adjustment for net gains included in net income (included in gains on securities transactions, net)	(155)	(55)
Net unrealized gains (losses)	8,608	(6,208)
Income tax (expense) benefit related to net unrealized holding gains (losses) on debt securities	(2,453)	1,729
Income tax benefit related to reclassification adjustment for gains included in net income	43	15
Other comprehensive income (loss), net of tax	6,198	(4,464)
Comprehensive income	$14,969	$5,981

See accompanying notes to unaudited consolidated financial statements.

NORTHFIELD BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Three Months Ended March 31, 2019 and 2018
(Unaudited) (In thousands, except share data)

	Common Stock
	Shares Outstanding	Par Value	Additional Paid-in Capital	Unallocated Common Stock Held by the Employee Stock Ownership Plan	Retained Earnings	Accumulated Other Comprehensive Income (loss) Net of tax	Treasury Stock	Total Stockholders' Equity
Balance at December 31, 2017	48,803,885	$609	$548,864	$(22,244)	$281,138	$(5,451)	$(164,039)	$638,877
Net income					10,445			10,445
Other comprehensive loss, net of tax						(4,464)		(4,464)
ESOP shares allocated or committed to be released			251	252				503
Stock compensation expense			1,373					1,373
Forfeitures of restricted stock	(600)		8				(8)	—
Exercise of stock options, net	323,594		(3,652)				4,377	725
Cash dividends declared and paid ($0.10 per common share)					(4,641)			(4,641)
Balance at March 31, 2018	49,126,879	$609	$546,844	$(21,992)	$286,942	$(9,915)	$(159,670)	$642,818

Balance at December 31, 2018	49,635,673	$609	$546,219	$(20,992)	$302,544	$(9,147)	$(152,794)	$666,439
Net income					8,771			8,771
Other comprehensive income, net of tax						6,198		6,198
ESOP shares allocated or committed to be released			187	249				436
Stock compensation expense			1,328					1,328
Exercise of stock options, net	138,123		(873)				1,868	995
Cash dividends declared and paid ($0.10 per common share)					(4,727)			(4,727)
Balance at March 31, 2019	49,773,796	$609	$546,861	$(20,743)	$306,588	$(2,949)	$(150,926)	$679,440

See accompanying notes to unaudited consolidated financial statements.

NORTHFIELD BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (In thousands)

	Three Months Ended March 31,
	2019	2018

Net income	$8,771	$10,445
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	59	34
ESOP and stock compensation expense	1,764	1,876
Depreciation	771	768
Amortization of premiums, and deferred loan costs, net of (accretion) of discounts, and deferred loan fees	861	616
Amortization of intangible assets	69	84
Amortization of operating lease right-of-use assets	1,057	—
Accretion of operating lease liabilities	409	—
Income on bank owned life insurance	(896)	(954)
Gains on securities transactions, net	(1,241)	(161)
Net sales (purchases) of trading securities	295	(119)
Increase in accrued interest receivable	(246)	(412)
Decrease in other assets	3,118	3,410
Decrease in accrued expenses and other liabilities	(5,162)	(1,985)
Net cash provided by operating activities	9,629	13,602
Cash flows from investing activities:
Net (increase) decrease in loans receivable	(11,156)	31,471
Purchase of loans	—	(37,593)
Purchases of Federal Home Loan Bank of New York stock	(1,125)	(5,850)
Redemptions of Federal Home Loan Bank of New York stock	1,125	6,463
Purchases of debt securities available-for-sale	(150,074)	(111,726)
Purchases of equity securities	(177)	—
Principal payments and maturities on debt securities available-for-sale	42,972	26,801
Principal payments and maturities on debt securities held-to-maturity	53	54
Proceeds from sale of debt securities available-for-sale	29,163	19,508
Purchases and improvements of premises and equipment	(377)	(307)
Net cash used in investing activities	(89,596)	(71,179)
Cash flows from financing activities:
Net increase in deposits	88,693	68,097
Dividends paid	(4,727)	(4,641)
Exercise of stock options	995	725
Increase in advance payments by borrowers for taxes and insurance	2,716	3,408
Repayments under capital lease obligations	(44)	(60)
Proceeds from securities sold under agreements to repurchase and other borrowings	25,397	275,418
Repayments related to securities sold under agreements to repurchase and other borrowings	(25,000)	(290,635)
Net cash provided by financing activities	88,030	52,312
Net increase (decrease) in cash and cash equivalents	8,063	(5,265)
Cash and cash equivalents at beginning of period	77,762	57,839
Cash and cash equivalents at end of period	$85,825	$52,574

See accompanying notes to unaudited consolidated financial statements.

NORTHFIELD BANCORP, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued) (Unaudited) (In thousands)
	Three Months Ended March 31,
	2019	2018
Supplemental cash flow information:
Cash paid during the period for:
Interest	$11,683	$6,895
Income taxes	401	667
Non-cash transactions:
Loans charge-offs, net	70	22
Securities purchased, not yet settled	—	19,608
Initial recognition of operating lease right-of use assets	43,560	—
Initial recognition of operating lease liabilities	47,328	—

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

In the opinion of management, all adjustments (consisting solely of normal and recurring adjustments) necessary for the fair presentation of the consolidated financial condition and the consolidated results of operations for the unaudited periods presented have been included. The results of operations and other data presented for the three months ended March 31, 2019 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2019 or for any other period. Whenever necessary, certain prior year amounts are reclassified to conform to the current year presentation.
In preparing the unaudited consolidated financial statements in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”), management has made estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated statements of financial condition and results of operations for the periods indicated. Material estimates that are particularly susceptible to change are: the allowance for loan losses, estimated cash flows of our purchased credit-impaired (“PCI”) loans and income taxes. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the consolidated financial statements in the period they are deemed necessary. While management uses its best judgment, actual amounts or results could differ significantly from those estimates.

Certain information and note disclosures usually included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for the preparation of interim financial statements. The consolidated financial statements presented should be read in conjunction with the audited consolidated financial statements and notes to consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2018, of the Company as filed with the SEC.

Note 2 – Debt Securities Available-for-Sale
The following is a comparative summary of mortgage-backed and other debt securities available-for-sale at March 31, 2019, and December 31, 2018 (in thousands):

	March 31, 2019
		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
	cost	gains	losses	value
Mortgage-backed securities:
Pass-through certificates:
Government sponsored enterprises (GSE)	$404,108	$2,656	$2,227	$404,537
Real estate mortgage investment conduits (REMICs):
GSE	268,399	565	5,472	263,492
Non-GSE	58	—	1	57
	672,565	3,221	7,700	668,086
Other debt securities:
Municipal bonds	270	4	—	274
Corporate bonds	225,599	727	414	225,912
	225,869	731	414	226,186
Total debt securities available-for-sale	$898,434	$3,952	$8,114	$894,272

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

	December 31, 2018
		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
	cost	gains	losses	value
Mortgage-backed securities:
Pass-through certificates:
GSE	$317,530	$800	$3,542	$314,788
REMICs:
GSE	258,050	92	7,979	250,163
Non-GSE	59	—	1	58
	575,639	892	11,522	565,009
Other debt securities:
Municipal bonds	270	3	—	273
Corporate bonds	244,892	72	2,215	242,749
	245,162	75	2,215	243,022
Total debt securities available-for-sale	$820,801	$967	$13,737	$808,031

The following is a summary of the expected maturity distribution of debt securities available-for-sale, other than mortgage-backed securities, at March 31, 2019 (in thousands):

Available-for-sale	Amortized cost	Estimated fair value
Due in one year or less	$44,901	$44,947
Due after one year through five years	176,033	176,354
Due after five years through ten years	4,935	4,885
	$225,869	$226,186
 Contractual maturities for mortgage-backed securities are not included above, as expected maturities on mortgage-backed securities may differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without penalties.

Certain securities available-for-sale are pledged or encumbered to secure borrowings under Pledge Agreements and Repurchase Agreements and for other purposes required by law.  At March 31, 2019, the fair value of debt securities available-for-sale that were pledged to secure borrowings and deposits was $484.7 million.

For the three months ended March 31, 2019, the Company had gross proceeds of $29.2 million on sales of debt securities available-for-sale, with gross realized gains of $155,000 and no gross realized losses. For the three months ended March 31, 2018, the Company had gross proceeds of $19.5 million on sales of debt securities available-for-sale, with gross realized gains of $60,000 and gross realized losses of $5,000. The Company recognized net gains of $1.1 million and $106,000, on its trading securities portfolio during the three months ended March 31, 2019, and March 31, 2018, respectively.

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

Gross unrealized losses on mortgage-backed and other debt securities available-for-sale, and the estimated fair value of the related securities, aggregated by security category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2019, and December 31, 2018, were as follows (in thousands):

	March 31, 2019
	Less than 12 months		12 months or more		Total
	Unrealized	Estimated	Unrealized	Estimated	Unrealized	Estimated
	losses	fair value	losses	fair value	losses	fair value
Mortgage-backed securities:
Pass-through certificates:
GSE	$170	$34,164	$2,057	$96,411	$2,227	$130,575
REMICs:
GSE	8	19,136	5,464	170,787	5,472	189,923
Non-GSE	—	—	1	57	1	57
Other debt securities:
Corporate bonds	124	53,417	290	35,806	414	89,223
Total	$302	$106,717	$7,812	$303,061	$8,114	$409,778

	December 31, 2018
	Less than 12 months		12 months or more		Total
	Unrealized	Estimated	Unrealized	Estimated	Unrealized	Estimated
	losses	fair value	losses	fair value	losses	fair value
Mortgage-backed securities:
Pass-through certificates:
GSE	$404	$82,781	$3,138	$100,109	$3,542	$182,890
REMICs:
GSE	269	46,921	7,710	181,512	7,979	228,433
Non-GSE	—	—	1	58	1	58
Other debt securities:
Corporate bonds	1,703	173,219	512	25,675	2,215	198,894
Total	$2,376	$302,921	$11,361	$307,354	$13,737	$610,275

The Company held 50 pass-through mortgage-backed securities issued or guaranteed by GSEs, 45 REMIC mortgage-backed securities issued or guaranteed by GSEs, one REMIC mortgage-backed security not issued or guaranteed by a GSE, and seven corporate bonds that were in a continuous unrealized loss position of twelve months or greater at March 31, 2019. There were five pass-through mortgage-backed securities issued or guaranteed by GSEs, one REMIC mortgage-backed security issued or guaranteed by a GSE, and eight corporate bonds that were in an unrealized loss position of less than twelve months at March 31, 2019. All securities referred to above, other than one corporate security with a fair value of $5.0 million and an unrealized loss of $13,000, were rated investment grade at March 31, 2019.  Management evaluated these securities and concluded that the declines in value relate to the general interest rate environment and are considered temporary. The securities cannot be prepaid in a manner that would result in the Company not receiving substantially all of its amortized cost. The Company neither has an intent to sell, nor is it more likely than not that the Company will be required to sell, the securities before the recovery of their amortized cost basis or, if necessary, maturity.

The fair values of our debt securities available-for-sale could decline in the future if the underlying performance of the collateral for the collateralized mortgage obligations or other securities deteriorates and our credit enhancement levels do not provide sufficient protections to our contractual principal and interest, which may result in other-than-temporary impairment in the future. The Company did not recognize any other-than-temporary impairment charges during the three months ended March 31, 2019, or March 31, 2018.

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

Note 3 – Debt Securities Held-to-Maturity
The following is a summary of debt securities held-to-maturity at March 31, 2019, and December 31, 2018 (in thousands):

	March 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Mortgage-backed securities:
Pass-through certificates:
GSEs	$9,448	$—	$128	$9,320
Total securities held-to-maturity	$9,448	$—	$128	$9,320

	December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Mortgage-backed securities:
Pass-through certificates:
GSEs	$9,505	$—	$256	$9,249
Total securities held-to-maturity	$9,505	$—	$256	$9,249

Contractual maturities for mortgage-backed securities are not presented, as expected maturities on mortgage‑backed securities may differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without penalties. There were no sales of held-to-maturity securities for the three months ended March 31, 2019, or March 31, 2018.

At March 31, 2019, debt securities held-to-maturity with a carrying value of $6.4 million were pledged to secure borrowings and deposits.

Gross unrealized losses on mortgage-backed securities held-to-maturity, and the estimated fair value of the related securities, aggregated by security category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2019 and December 31, 2018, were as follows (in thousands):

	March 31, 2019
	Less than 12 months		12 months or more		Total
	Unrealized losses	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses	Estimated fair value
Mortgage-backed securities:
Pass-through certificates:
GSEs	$—	$—	$128	$9,320	$128	$9,320
Total securities held-to-maturity	$—	$—	$128	$9,320	$128	$9,320

	December 31, 2018
	Less than 12 months		12 months or more		Total
	Unrealized losses	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses	Estimated fair value
Mortgage-backed securities:
Pass-through certificates:
GSEs	$34	$2,133	$222	$7,116	$256	$9,249
Total securities held-to-maturity	$34	$2,133	$222	$7,116	$256	$9,249

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

The Company held six pass-through mortgage-backed securities held-to-maturity, issued or guaranteed by GSEs, all of which were in a continuous unrealized loss position of greater than twelve months at March 31, 2019. Management evaluated these securities and concluded that the declines in value relate to the general interest rate environment and are considered temporary. The securities cannot be prepaid in a manner that would result in the Company not receiving substantially all of its amortized cost. The Company neither has an intent to sell, nor is it more likely than not that the Company will be required to sell, the securities before the recovery of their amortized cost basis or, if necessary, maturity.

The fair values of our debt securities held-to-maturity could decline in the future if the underlying performance of the collateral for the collateralized mortgage obligations or other securities deteriorates and our credit enhancement levels do not provide sufficient protections to our contractual principal and interest.  As a result, there is a risk that significant other-than-temporary impairments may occur in the future given the current economic environment. The Company did not recognize any other-than-temporary impairment charges in earnings on securities held-to-maturity during the three months ended March 31, 2019, or March 31, 2018.

Note 4 – Equity Securities
At March 31, 2019, and December 31, 2018, equity securities totaled $1.5 million and $1.3 million, respectively. Equity securities consist of money market mutual funds, recorded at fair value of $414,000 and $237,000, at March 31, 2019, and December 31, 2018, respectively, and an investment in a private Small Business Administration (“SBA”) Loan Fund recorded at net asset value of $1.1 million at March 31, 2019, and $1.0 million at December 31, 2018. As the SBA Loan Fund operates as a private fund, its shares are not publicly traded and therefore have no readily determinable market value. The investment in the fund is recorded at net asset value as a practical expedient for reporting fair market value.

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

Note 5 – Loans

Net loans held-for-investment are as follows (in thousands):

	March 31,	December 31,
	2019	2018
Real estate loans:
Multifamily	$1,978,070	$1,930,535
Commercial mortgage	502,294	499,311
One-to-four family residential mortgage	90,825	91,371
Home equity and lines of credit	79,374	78,593
Construction and land	30,181	26,552
Total real estate loans	2,680,744	2,626,362
Commercial and industrial loans	38,924	44,104
Other loans	1,335	1,519
Total commercial and industrial and other loans	40,259	45,623
Deferred loan cost, net	6,849	6,892
Originated loans held-for-investment, net	2,727,852	2,678,877
PCI Loans	18,892	20,143
Loans acquired:
One-to-four family residential mortgage	208,461	225,877
Multifamily	132,649	145,485
Commercial mortgage	134,488	133,263
Home equity and lines of credit	15,292	17,583
Construction and land	8,142	12,003
Total acquired real estate loans	499,032	534,211
Commercial and industrial loans	10,083	11,933
Other loans	1	6
Total loans acquired, net	509,116	546,150
Loans held-for-investment, net	3,255,860	3,245,170
Allowance for loan losses	(27,486)	(27,497)
Net loans held-for-investment	$3,228,374	$3,217,673

There were no loans held-for-sale at March 31, 2019, or December 31, 2018.

PCI loans totaled $18.9 million at March 31, 2019, as compared to $20.1 million at December 31, 2018. The majority of the PCI loan balance is attributable to those loans acquired as part of a Federal Deposit Insurance Corporation-assisted transaction. The Company accounts for PCI loans utilizing U.S. GAAP applicable to loans acquired with deteriorated credit quality. At March 31, 2019, PCI loans consist of approximately 27% commercial real estate loans and 47% commercial and industrial loans, with the remaining balance in residential and home equity loans. At December 31, 2018, PCI loans consist of approximately 27% commercial real estate loans and 50% commercial and industrial loans, with the remaining balance in residential and home equity loans.

The following table details the accretion of interest income for PCI loans for the three months ended March 31, 2019 and March 31, 2018 (in thousands):

	At or for the three months ended March 31,
	2019	2018
Balance at the beginning of period	$21,846	$24,502
Accretion into interest income	(1,049)	(1,090)
Balance at end of period	$20,797	$23,412

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

The following tables set forth activity in our allowance for loan losses, by loan type, as of and for the three months ended March 31, 2019, and March 31, 2018 (in thousands):

	Three Months Ended March 31, 2019
	Real Estate
	Commercial	One-to-Four Family	Construction and Land	Multifamily	Home Equity and Lines of Credit	Commercial and Industrial	Other	Originated Loans Total	Purchased Credit-Impaired	Acquired Loans	Total
Allowance for loan losses:
Beginning balance	$5,630	$342	$463	$18,084	$291	$1,569	$108	$26,487	$1,010	$—	$27,497
Charge-offs	(6)	—	—	—	—	(26)	—	(32)	—	(60)	(92)
Recoveries	13	—	—	—	—	—	—	13	—	9	22
Provisions (credit)	(255)	28	111	262	45	(167)	(16)	8	—	51	59
Ending balance	$5,382	$370	$574	$18,346	$336	$1,376	$92	$26,476	$1,010	$—	$27,486

	Three Months Ended March 31, 2018
	Real Estate
	Commercial	One-to-Four Family	Construction and Land	Multifamily	Home Equity and Lines of Credit	Commercial and Industrial	Other	Originated Loans Total	Purchased Credit-Impaired	Acquired Loans	Total
Allowance for loan losses:
Beginning balance	$5,196	$503	$610	$17,374	$122	$1,273	$94	$25,172	$951	$37	$26,160
Charge-offs	(3)	—	—	—	(60)	—	—	(63)	—	(1)	(64)
Recoveries	16	—	—	—	—	20	—	36	—	6	42
Provisions (credit)	4	(48)	(147)	38	163	44	19	73	—	(39)	34
Ending balance	$5,213	$455	$463	$17,412	$225	$1,337	$113	$25,218	$951	$3	$26,172

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

The following tables detail the amount of loans receivable held-for-investment, net of deferred loan fees and costs, that are evaluated individually, and collectively, for impairment, and the related portion of the allowance for loan losses that is allocated to each loan portfolio segment, at March 31, 2019, and December 31, 2018 (in thousands):

	March 31, 2019
	Real Estate
	Commercial	One-to-Four Family	Construction and Land	Multifamily	Home Equity and Lines of Credit	Commercial and Industrial	Other	Originated Loans Total	Purchased Credit-Impaired	Acquired Loans	Total
Allowance for loan losses:
Ending balance: individually evaluated for impairment	$100	$10	$—	$—	$7	$3	$—	$120	$—	$—	$120
Ending balance: collectively evaluated for impairment	$5,282	$360	$574	$18,346	$329	$1,373	$92	$26,356	$1,010	$—	$27,366
Loans, net:
Ending balance	$502,849	$91,873	$30,199	$1,981,444	$81,136	$39,016	$1,335	$2,727,852	$18,892	$509,116	$3,255,860
Ending balance: individually evaluated for impairment	$14,573	$1,873	$—	$1,261	$59	$66	$—	$17,832	$—	$3,669	$21,501
Ending balance: collectively evaluated for impairment	$488,276	$90,000	$30,199	$1,980,183	$81,077	$38,950	$1,335	$2,710,020	$18,892	$505,447	$3,234,359

	December 31, 2018
	Real Estate
	Commercial	One-to-Four Family	Construction and Land	Multifamily	Home Equity and Lines of Credit	Commercial and Industrial	Other	Originated Loans Total	Purchased Credit-Impaired	Acquired Loans	Total
Allowance for loan losses:
Ending balance: individually evaluated for impairment	$—	$18	$—	$—	$5	$3	$—	$26	$—	$—	$26
Ending balance: collectively evaluated for impairment	$5,630	$324	$463	$18,084	$286	$1,566	$108	$26,461	$1,010	$—	$27,471
Loans, net:
Ending balance	$499,860	$92,433	$26,613	$1,933,946	$80,315	$44,190	$1,520	$2,678,877	$20,143	$546,150	$3,245,170
Ending balance: individually evaluated for impairment	$15,252	$1,893	$—	$1,268	$61	$73	$—	$18,547	$—	$3,782	$22,329
Ending balance: collectively evaluated for impairment	$484,608	$90,540	$26,613	$1,932,678	$80,254	$44,117	$1,520	$2,660,330	$20,143	$542,368	$3,222,841

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

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

The following tables detail the recorded investment of originated loans held-for-investment, net of deferred fees and costs, by loan type and credit quality indicator at March 31, 2019, and December 31, 2018 (in thousands):

	March 31, 2019
	Real Estate
	Multifamily		Commercial		One-to-Four Family		Construction and Land	Home Equity and Lines of Credit	Commercial and Industrial	Other	Total
	< 35% LTV	=> 35% LTV	< 35% LTV	=> 35% LTV	< 60% LTV	=> 60% LTV
Internal Risk Rating
Pass	$197,675	$1,777,587	$79,101	$412,573	$55,956	$33,751	$30,199	$80,902	$38,449	$1,335	$2,707,528
Special Mention	—	607	391	1,125	740	—	—	26	420	—	3,309
Substandard	—	5,575	—	9,659	1,088	338	—	208	147	—	17,015
Originated loans held-for-investment, net	$197,675	$1,783,769	$79,492	$423,357	$57,784	$34,089	$30,199	$81,136	$39,016	$1,335	$2,727,852

	December 31, 2018
	Real Estate
	Multifamily		Commercial		One-to-Four Family		Construction and Land	Home Equity and Lines of Credit	Commercial and Industrial	Other	Total
	< 35% LTV	=> 35% LTV	< 35% LTV	=> 35% LTV	< 60% LTV	=> 60% LTV
Internal Risk Rating
Pass	$170,832	$1,756,882	$78,917	$409,155	$54,912	$34,808	$26,613	$80,077	$43,640	$1,520	$2,657,356
Special Mention	—	613	395	1,137	747	—	—	27	430	—	3,349
Substandard	—	5,619	—	10,256	1,406	560	—	211	120	—	18,172
Originated loans held-for-investment, net	$170,832	$1,763,114	$79,312	$420,548	$57,065	$35,368	$26,613	$80,315	$44,190	$1,520	$2,678,877

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

Included in loans receivable are loans for which the accrual of interest income has been discontinued due to deterioration in the financial condition of the borrowers. The recorded investment of these non-accrual loans was $8.4 million and $9.2 million at March 31, 2019, and December 31, 2018, respectively. Generally, loans are placed on non-accrual status when they become 90 days or more delinquent, or sooner if considered appropriate by management, and remain on non-accrual status until they are brought current, have six consecutive months of performance under the loan terms, and factors indicating reasonable doubt about the timely collection of payments no longer exist. Therefore, loans may be current in accordance with their loan terms, or may be less than 90 days delinquent and still be on a non-accruing status.

These non-accrual amounts included loans deemed to be impaired of $5.3 million and $5.9 million at March 31, 2019, and December 31, 2018, respectively. Loans on non-accrual status with principal balances less than $500,000, and therefore not meeting the Company’s definition of an impaired loan, amounted to $3.2 million at both March 31, 2019, and December 31, 2018. There were no non-accrual loans held-for-sale at both March 31, 2019 and December 31, 2018. Loans past due 90 days or more and still accruing interest were $33,000 at both March 31, 2019 and December 31, 2018, and consisted of loans that are considered well-secured and in the process of collection.

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

The following tables set forth the detail, and delinquency status, of non-performing loans (non-accrual loans and loans past due 90 days or more and still accruing), net of deferred fees and costs, at March 31, 2019, and December 31, 2018, excluding PCI loans which have been segregated into pools. For PCI loans, each loan pool is accounted for as a single asset with a single composite interest rate and an aggregate expectation of cash flows (in thousands):

	March 31, 2019
	Total Non-Performing Loans
	Non-Accruing Loans
	0-29 Days Past Due	30-89 Days Past Due	90 Days or More Past Due	Total	90 Days or More Past Due and Accruing	Total Non-Performing Loans
Loans held-for-investment:
Real estate loans:
Commercial
LTV => 35%
Substandard	$—	$—	$2,308	$2,308	$—	$2,308
Total commercial	—	—	2,308	2,308	—	2,308
One-to-four family residential
LTV < 60%
Substandard	—	428	77	505	—	505
Total	—	428	77	505	—	505
LTV => 60%
Substandard	—	—	31	31	—	31
Total one-to-four family residential	—	428	108	536	—	536
Home equity and lines of credit
Substandard	72	—	—	72	—	72
Total home equity and lines of credit	72	—	—	72	—	72
Commercial and industrial loans
Substandard	—	—	55	55	—	55
Total commercial and industrial loans	—	—	55	55	—	55
Total non-performing loans held-for-investment, originated	72	428	2,471	2,971	—	2,971
Loans acquired:
Real estate loans:
Commercial
LTV < 35%
Substandard	85	—	193	278	—	278
LTV => 35%
Substandard	3,590	—	533	4,123	—	4,123
Total commercial	3,675	—	726	4,401	—	4,401
One-to-four family residential
LTV < 60%
Substandard	195	—	110	305	6	311
LTV => 60%
Substandard	125	—	93	218	27	245
Total one-to-four family residential	320	—	203	523	33	556
Multifamily
LTV < 35%
Substandard	48	—	—	48	—	48
LTV => 35%
Substandard	408	—	—	408	—	408
Total multifamily	456	—	—	456	—	456
Home equity and lines of credit
Substandard	—	—	77	77	—	77
Total home equity and lines of credit	—	—	77	77	—	77
Total non-performing loans acquired	4,451	—	1,006	5,457	33	5,490
Total non-performing loans	$4,523	$428	$3,477	$8,428	$33	$8,461

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

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

The following tables set forth the detail and delinquency status of originated and acquired loans held-for-investment, net of deferred fees and costs, by performing and non-performing loans at March 31, 2019, and December 31, 2018 (in thousands):

	March 31, 2019
	Performing (Accruing) Loans
	0-29 Days Past Due	30-89 Days Past Due	Total	Non-Performing Loans	Total Loans Receivable, net
Loans held-for-investment:
Real estate loans:
Commercial
LTV < 35%
Pass	$78,884	$217	$79,101	$—	$79,101
Special Mention	—	391	391	—	391
Total	78,884	608	79,492	—	79,492
LTV => 35%
Pass	412,254	320	412,574	—	412,574
Special Mention	1,125	—	1,125	—	1,125
Substandard	6,033	1,317	7,350	2,308	9,658
Total	419,412	1,637	421,049	2,308	423,357
Total commercial	498,296	2,245	500,541	2,308	502,849
One-to-four family residential
LTV < 60%
Pass	53,527	2,429	55,956	—	55,956
Special Mention	118	622	740	—	740
Substandard	583		583	505	1,088
Total	54,228	3,051	57,279	505	57,784
LTV => 60%
Pass	33,521	230	33,751	—	33,751
Substandard	307	—	307	31	338
Total	33,828	230	34,058	31	34,089
Total one-to-four family residential	88,056	3,281	91,337	536	91,873
Construction and land
Pass	30,199	—	30,199	—	30,199
Total construction and land	30,199	—	30,199	—	30,199
Multifamily
LTV < 35%
Pass	197,675	—	197,675	—	197,675
Total	197,675	—	197,675	—	197,675
LTV => 35%
Pass	1,777,587	—	1,777,587	—	1,777,587
Special Mention	607	—	607	—	607
Substandard	5,575	—	5,575	—	5,575
Total	1,783,769	—	1,783,769	—	1,783,769
Total multifamily	1,981,444	—	1,981,444	—	1,981,444
Home equity and lines of credit
Pass	80,561	341	80,902	—	80,902
Special Mention	26	—	26	—	26
Substandard	136	—	136	72	208
Total home equity and lines of credit	80,723	341	81,064	72	81,136
Commercial and industrial
Pass	38,333	115	38,448	—	38,448
Special Mention	393	27	420	—	420
Substandard	93	—	93	55	148
Total commercial and industrial	38,819	142	38,961	55	39,016

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

	March 31, 2019
	Performing (Accruing) Loans (Continued)
	0-29 Days Past Due	30-89 Days Past Due	Total	Non-Performing Loans	Total Loans Receivable, net
Other loans - Pass	1,327	8	1,335	—	1,335
Total originated loans held-for-investment	2,718,864	6,017	2,724,881	2,971	2,727,852
Acquired loans:
Real estate loans:
One-to-four family residential
LTV < 60%
Pass	189,354	562	189,916	—	189,916
Substandard	6	—	6	311	317
Total	189,360	562	189,922	311	190,233
LTV => 60%
Pass	17,983	—	17,983	—	17,983
Substandard	—	—	—	245	245
Total	17,983	—	17,983	245	18,228
Total one-to-four family residential	207,343	562	207,905	556	208,461
Commercial
LTV < 35%
Pass	39,794	190	39,984	—	39,984
Special Mention	1,078	—	1,078	—	1,078
Substandard	1,176	554	1,730	278	2,008
Total	42,048	744	42,792	278	43,070
LTV => 35%
Pass	75,688	150	75,838	—	75,838
Special Mention	4,308	127	4,435	—	4,435
Substandard	6,015	1,007	7,022	4,123	11,145
Total	86,011	1,284	87,295	4,123	91,418
Total commercial	128,059	2,028	130,087	4,401	134,488
Construction and land
Pass	8,142	—	8,142	—	8,142
Total construction and land	8,142	—	8,142	—	8,142
Multifamily
LTV < 35%
Pass	128,090	—	128,090	—	128,090
Special Mention	—	25	25	—	25
Substandard	—	—	—	48	48
Total	128,090	25	128,115	48	128,163
LTV => 35%
Pass	4,078	—	4,078	—	4,078
Substandard	—	—	—	408	408
Total	4,078	—	4,078	408	4,486
Total multifamily	132,168	25	132,193	456	132,649
Home equity and lines of credit
Pass	15,118	20	15,138	—	15,138
Substandard	77	—	77	77	154
Total home equity and lines of credit	15,195	20	15,215	77	15,292
Commercial and industrial
Pass	10,083	—	10,083	—	10,083
Total commercial and industrial	10,083	—	10,083	—	10,083
Other loans - Pass	1	—	1	—	1
Total loans acquired	500,991	2,635	503,626	5,490	509,116
	$3,219,855	$8,652	$3,228,507	$8,461	$3,236,968

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

	December 31, 2018
	Performing (Accruing) Loans
	0-29 Days Past Due	30-89 Days Past Due	Total	Non-Performing Loans	Total Loans Receivable, net
Loans held-for-investment:
Real estate loans:
Commercial
LTV < 35%
Pass	$78,699	$218	$78,917	—	$78,917
Special Mention	—	395	395	—	395
Total	78,699	613	79,312	—	79,312
LTV => 35%
Pass	408,830	325	409,155	—	409,155
Special Mention	1,137	—	1,137	—	1,137
Substandard	7,381	—	7,381	2,875	10,256
Total	417,348	325	417,673	2,875	420,548
Total commercial	496,047	938	496,985	2,875	499,860
One-to-four family residential
LTV < 60%
Pass	54,576	336	54,912	—	54,912
Special Mention	—	747	747	—	747
Substandard	896	—	896	510	1,406
Total	55,472	1,083	56,555	510	57,065
LTV => 60%
Pass	34,576	232	34,808	—	34,808
Substandard	528	—	528	32	560
Total	35,104	232	35,336	32	35,368
Total one-to-four family residential	90,576	1,315	91,891	542	92,433
Construction and land
Pass	26,613	—	26,613	—	26,613
Total construction and land	26,613	—	26,613	—	26,613
Multifamily
LTV < 35%
Pass	170,534	298	170,832	—	170,832
Total	170,534	298	170,832	—	170,832
LTV => 35%
Pass	1,756,443	439	1,756,882	—	1,756,882
Special Mention	613	—	613	—	613
Substandard	4,390	1,229	5,619	—	5,619
Total	1,761,446	1,668	1,763,114	—	1,763,114
Total multifamily	1,931,980	1,966	1,933,946	—	1,933,946
Home equity and lines of credit
Pass	80,077	—	80,077	—	80,077
Special Mention	27	—	27	—	27
Substandard	137	—	137	74	211
Total home equity and lines of credit	80,241	—	80,241	74	80,315
Commercial and industrial loans
Pass	43,640	—	43,640	—	43,640
Special Mention	430	—	430	—	430
Substandard	95	—	95	25	120
Total commercial and industrial loans	44,165	—	44,165	25	44,190
Other loans - Pass	1,518	2	1,520	—	1,520
Total originated loans held-for-investment	$2,671,140	$4,221	$2,675,361	$3,516	$2,678,877

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

	December 31, 2018
	Performing (Accruing) Loans
	0-29 Days Past Due	30-89 Days Past Due	Total	Non-Performing Loans	Total Loans Receivable, net
Loans Acquired
Real estate loans:
One-to-four family residential
LTV < 60%
Pass	202,471	2,799	205,270	—	205,270
Special Mention	415	—	415	—	415
Substandard	62	6	68	374	442
Total	202,948	2,805	205,753	374	206,127
LTV => 60%
Pass	19,504	—	19,504	—	19,504
Substandard	—	—	—	246	246
Total	19,504	—	19,504	246	19,750
Total one-to-four family residential	222,452	2,805	225,257	620	225,877
Commercial
LTV < 35%
Pass	41,071	—	41,071	—	41,071
Special Mention	1,079	—	1,079	—	1,079
Substandard	1,185	151	1,336	281	1,617
Total	43,335	151	43,486	281	43,767
LTV => 35%
Pass	73,986	749	74,735	—	74,735
Special Mention	4,315	128	4,443	—	4,443
Substandard	5,772	411	6,183	4,135	10,318
Total	84,073	1,288	85,361	4,135	89,496
Total commercial	127,408	1,439	128,847	4,416	133,263
Construction and land
Pass	12,003	—	12,003	—	12,003
Total construction and land	12,003	—	12,003	—	12,003
Multifamily
LTV < 35%
Pass	137,141	—	137,141	—	137,141
Special Mention	—	52	52	—	52
Substandard	—	—	—	152	152
Total	137,141	52	137,193	152	137,345
LTV => 35%
Pass	7,726	—	7,726	—	7,726
Substandard	—	—	—	414	414
Total	7,726	—	7,726	414	8,140
Total multifamily	144,867	52	144,919	566	145,485
Home equity and lines of credit
Pass	17,427	—	17,427	—	17,427
Substandard	79	—	79	77	156
Total home equity and lines of credit	17,506	—	17,506	77	17,583
Commercial and industrial loans
Pass	11,888	45	11,933	—	11,933
Substandard	—	—	—	—	—
Total commercial and industrial loans	11,888	45	11,933	—	11,933
Other	6	—	6	—	6
Total loans acquired	536,130	4,341	540,471	5,679	546,150
	$3,207,270	$8,562	$3,215,832	$9,195	$3,225,027

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

The following table summarizes originated and acquired impaired loans as of March 31, 2019, and December 31, 2018 (in thousands):

	March 31, 2019			December 31, 2018
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With No Allowance Recorded:
Real estate loans:
Commercial
LTV < 35%
Substandard	$—	$139	$—	$—	$139	$—
LTV => 35%
Pass	5,844	6,730	—	5,931	6,817	—
Substandard	11,047	11,863	—	12,160	15,028	—
One-to-four family residential
LTV < 60%
Pass	1,822	1,899	—	1,532	1,606	—
Substandard	238	238	—	241	241	—
LTV => 60%
Pass	127	157	—	129	158	—
Substandard	125	276	—	126	278	—
Multifamily
LTV < 35%
Substandard	48	48	—	152	152	—
LTV => 35%
Pass	35	507	—	38	509	—
Substandard	1,225	1,225	—	1,229	1,229	—
Home equity and lines of credit
Pass	26	26	—	28	28	—
Commercial and industrial loans
Substandard	48	119	—	52	119	—
With a Related Allowance Recorded:
Real estate loans:
Commercial
LTV => 35%
Substandard	517	1,770	(100)	—	—	—
One-to-four family residential
LTV < 60%
Substandard	346	346	(10)	657	657	(18)
LTV => 60%
Home equity and lines of credit
Substandard	33	33	(7)	33	33	(5)
Commercial and industrial loans
Special Mention	20	20	(3)	21	21	(3)
Total:
Real estate loans
Commercial	17,408	20,502	(100)	18,091	21,984	—
One-to-four family residential	2,658	2,916	(10)	2,685	2,940	(18)
Multifamily	1,308	1,780	—	1,419	1,890	—
Home equity and lines of credit	59	59	(7)	61	61	(5)
Commercial and industrial loans	68	139	(3)	73	140	(3)
	$21,501	$25,396	$(120)	$22,329	$27,015	$(26)

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

Included in the above table at March 31, 2019, are impaired loans with carrying balances of $16.2 million that were not written down by charge-offs or for which there are no specific reserves in our allowance for loan losses. Included in impaired loans at December 31, 2018, are loans with carrying balances of $16.6 million that were not written down by charge-offs or for which there are no specific reserves in our allowance for loan losses. Loans not written down by charge-offs or specific reserves at March 31, 2019, and December 31, 2018, are considered to have sufficient collateral values, less costs to sell, to support the carrying balances of the loans.

The following table summarizes the average recorded investment in originated and acquired impaired loans (excluding PCI loans) and interest recognized on impaired loans as of, and for, the three and three months ended March 31, 2019, and March 31, 2018 (in thousands):

	Three Months Ended
	March 31, 2019		March 31, 2018
	Average Recorded Investment	Interest Income	Average Recorded Investment	Interest Income
With No Allowance Recorded:
Real estate loans:
Commercial
LTV => 35%
Pass	5,888	78	5,479	64
Substandard	11,604	72	9,718	75
One-to-four family residential
LTV < 60%
Pass	1,677	22	1,183	13
Substandard	240	3	252	1
LTV => 60%
Pass	128	1	269	4
Substandard	125	3	134	3
Multifamily
LTV < 35%
Substandard	100	1	152	1
LTV => 35%
Pass	37	4	679	4
Substandard	1,227	20	622	11
Home equity and lines of credit
Pass	27	—	33	1
Commercial and industrial loans
Substandard	50	—	134	—
With a Related Allowance Recorded:
Real estate loans:
Commercial
LTV => 35%
Pass	—	—	743	20
Substandard	259	—	—	—
One-to-four family residential
LTV < 60%
Pass	—	—	409	2
Substandard	502	5	837	4
LTV => 60%
Pass	—	—	134	—
Substandard	33	1	35	—
Commercial and industrial loans
Special Mention	21	—	24	—
Total:
Real estate loans
Commercial	17,751	150	15,940	159
One-to-four family residential	2,672	34	3,218	27
Multifamily	1,364	25	1,453	16
Home equity and lines of credit	60	1	68	1
Commercial and industrial loans	71	—	158	—
	$21,918	$210	$20,837	$203

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

The following table summarizes loans that were modified in a troubled debt restructuring (TDR) during the three months ended March 31, 2019:

	March 31, 2019
	Number of Relationships	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment(1)
	(in thousands)
Troubled Debt Restructurings
Consumer	1	$2	$2
Commercial real estate	1	2,834	2,834
Total Troubled Debt Restructurings	2	$2,836	$2,836

(1) Amounts are at time of modification

The two loans modified as TDR's during the three months ended March 31, 2019, were modified to restructure payment terms. There were no loans modified as TDR's during the three months ended March 31, 2018.

At March 31, 2019, and December 31, 2018, we had TDRs of $19.5 million and $16.9 million, respectively.

Management classifies all TDR's as impaired loans. Impaired loans are individually assessed to determine that the loan’s carrying value is not in excess of the estimated fair value of the collateral less cost to sell, if the loan is collateral dependent, or the present value of the expected future cash flows, if the loan is not collateral dependent. Management performs an evaluation of each impaired loan and generally obtains updated appraisals as part of the evaluation. In addition, management adjusts estimated fair values down to appropriately consider recent market conditions, our willingness to accept a lower sales price to effect a quick sale, and costs to dispose of any supporting collateral. Determining the estimated fair value of underlying collateral (and related costs to sell) can be difficult in illiquid real estate markets and is subject to significant assumptions and estimates. Management employs an independent third-party management firm that specializes in appraisal preparation and review to ascertain the reasonableness of updated appraisals. Projecting the expected cash flows under troubled debt restructurings which are not collateral dependent is inherently subjective and requires, among other things, an evaluation of the borrower’s current and projected financial condition. Actual results may be significantly different than our projections and our established allowance for loan losses on these loans, which could have a material effect on our financial results.

At March 31, 2019, and March 31, 2018, there were no TDR loans that were restructured during the preceding twelve months that subsequently defaulted.

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

Note 6 – Deposits

Deposits account balances are summarized as follows (in thousands):

	March 31, 2019	December 31, 2018
Non-interest-bearing demand	$380,681	$395,375
Interest-bearing negotiable orders of withdrawal (NOW)	529,610	458,012
Savings and money market	1,400,522	1,336,229
Certificates of deposit	1,064,392	1,096,896
Total deposits	$3,375,205	$3,286,512

Interest expense on deposit accounts is summarized for the periods indicated (in thousands):

	Three Months Ended March 31,
	2019	2018
Negotiable orders of withdrawal, savings, and money market	$4,794	$2,143
Certificates of deposit	5,453	3,068
Total interest expense on deposit accounts	$10,247	$5,211

Note 7 – Equity Incentive Plan

The following table is a summary of the Company’s stock options outstanding as of March 31, 2019, and changes therein during the three months then ended.

	Number of Stock Options	Weighted Average Grant Date Fair Value	Weighted Average Exercise Price	Weighted Average Contractual Life (years)
Outstanding - December 31, 2018	3,251,595	$3.93	$13.51	5.62
Exercised	(138,123)	2.33	7.21	—
Outstanding - March 31, 2019	3,113,472	4.00	13.79	5.61
Exercisable - March 31, 2019	2,302,759	3.98	13.64	5.52
 Expected future stock option expense related to the non-vested options outstanding as of March 31, 2019, is $1.1 million over a weighted average period of 0.99 years.
The following is a summary of the status of the Company’s restricted stock awards as of March 31, 2019, and changes therein during the three months then ended.

	Number of Shares Awarded	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2018	328,962	$14.31
Vested	(5,000)	16.48
Non-vested at March 31, 2019	323,962	$14.27

Expected future stock award expense related to the non-vested restricted share awards as of March 31, 2019, is $1.7 million over a weighted average period of 1.03 years.
During the three months ended March 31, 2019 and 2018, the Company recorded $1.3 million and $1.4 million, respectively, of stock-based compensation related to the above plans.

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

Note 8 – Fair Value Measurements
The following tables present the assets reported on the consolidated balance sheets at their estimated fair value as of March 31, 2019, and December 31, 2018, by level within the fair value hierarchy as required by the Fair Value Measurements and Disclosures Topic of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”).  Financial assets and liabilities are classified in their entirety based on the level of input that is significant to the fair value measurement.  The fair value hierarchy is as follows:

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

The methods of determining the fair value of assets and liabilities presented in this note are consistent with our methodologies disclosed in Note 15 to the Consolidated Financial Statements of the Company’s 2018 Annual Report on Form 10-K.

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

	Fair Value Measurements at March 31, 2019 Using:
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Measured on a recurring basis:
Assets:
Investment securities:
Debt securities available-for-sale:
Mortgage-backed securities:
Pass-through certificates:
GSE	$404,537	$—	$404,537	$—
REMICs:
GSE	263,492	—	263,492	—
Non-GSE	57	—	57	—
	668,086	—	668,086	—
Other debt securities
Municipal bonds	274	—	274	—
Corporate bonds	225,912	—	225,912	—
	226,186	—	226,186	—
Total debt securities available-for-sale	894,272	—	894,272	—
Trading securities	9,759	9,759	—	—
Equity securities	414	414	—	—
Total	$904,445	$10,173	$894,272	$—
Measured on a non-recurring basis:
Assets:
Impaired loans:
Real estate loans:
Commercial real estate	$4,679	$—	$—	$4,679
One-to-four family residential mortgage	461	—	—	461
Multifamily	35	—	—	35
Home equity and lines of credit	26	—	—	26
Total impaired real estate loans	5,201	—	—	5,201
Commercial and industrial loans	15	—	—	15
Total	$5,216	$—	$—	$5,216

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

	Fair Value Measurements at December 31, 2018 Using:
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Measured on a recurring basis:
Assets:
Investment securities:
Debt securities available-for-sale:
Mortgage-backed securities:
Pass-through certificates:
GSE	$314,788	$—	$314,788	$—
REMICs:
GSE	250,163	—	250,163	—
Non-GSE	58	—	58	—
	565,009	—	565,009	—
Other debt securities
Municipal bonds	273	—	273	—
Corporate bonds	242,749	—	242,749	—
	243,022	—	243,022	—
Total debt securities available-for-sale	808,031	—	808,031	—
Trading securities	8,968	8,968	—	—
Equity securities	237	237	—	—
Total	$817,236	$9,205	$808,031	$—
Measured on a non-recurring basis:
Assets:
Impaired loans:
Real estate loans:
Commercial real estate	$4,847	$—	$—	$4,847
One-to-four family residential mortgage	765	—	—	765
Multifamily	39	—	—	39
Home equity and lines of credit	28	—	—	28
Total impaired real estate loans	5,679	—	—	5,679
Commercial and industrial loans	18	—	—	18
Total	$5,697	$—	$—	$5,697

The following table presents qualitative information for Level 3 assets measured at fair value on a non-recurring basis at March 31, 2019, and December 31, 2018 (dollars in thousands):

	Fair Value		Valuation Methodology	Unobservable Inputs	Range of Inputs
	March 31, 2019	December 31, 2018			March 31, 2019	December 31, 2018
Impaired loans	$5,216	$5,697	Appraisals	Discount for costs to sell	7.0%	7.0%
				Discount for quick sale	10% to 15%	10.0%
			Discounted cash flows	Interest rates	4.13% to 6.25%	4.13% to 6.25%

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

The valuation techniques described below were used to measure fair value of financial instruments in the tables below on a recurring basis and a non-recurring basis as of March 31, 2019, and December 31, 2018.
Debt Securities Available for Sale: The estimated fair values for mortgage-backed securities, corporate, and other debt securities are obtained from an independent nationally recognized third-party pricing service. The estimated fair values are derived primarily from cash flow models, which include assumptions for interest rates, credit losses, and prepayment speeds. Broker/dealer quotes are utilized as well, when such quotes are available and deemed representative of the market. The significant inputs utilized in the cash flow models are based on market data obtained from sources independent of the Company (Observable Inputs), and are therefore classified as Level 2 within the fair value hierarchy. There were no transfers of securities between Level 1 and Level 2 during the three months ended March 31, 2019.
Trading Securities: Fair values are derived from quoted market prices in active markets. The assets consist of publicly traded mutual funds.

Equity Securities: Fair values of equity securities consisting of publicly traded mutual funds are derived from quoted market prices in active markets.

Impaired Loans: At March 31, 2019, and December 31, 2018, the Company had impaired loans held-for-investment (excluding PCI loans) with outstanding principal balances of $9.0 million and $10.2 million, respectively, which were recorded at their estimated fair value of $5.2 million and $5.7 million, respectively. The Company recorded a net increase in the specific reserve for impaired loans of $94,000 for the three months ended March 31, 2019, and a net decrease in the specific reserve for impaired loans of $27,000 for the three months ended March 31, 2018, and net charge-offs of $70,000 and $22,000 for the three months ended March 31, 2019 and 2018, respectively, utilizing level 3 inputs. For purposes of estimating the fair value of impaired loans, management utilizes independent appraisals, if the loan is collateral dependent, adjusted downward by management, as necessary, for changes in relevant valuation factors subsequent to the appraisal date, or the present value of expected future cash flows for non-collateral dependent loans and troubled debt restructurings.

Other Real Estate Owned (OREO):  At March 31, 2019, and December 31, 2018, the Company had no assets acquired through foreclosure, or deed in lieu of foreclosure. These assets, when held, are recorded at estimated fair value, less estimated selling costs when acquired, establishing a new cost basis. Estimated fair value is generally based on independent appraisals. These appraisals include adjustments to comparable assets based on the appraisers’ market knowledge and experience, and are considered Level 3 inputs. When an asset is acquired, the excess of the loan balance over fair value, less estimated selling costs, is charged to the allowance for loan losses. If the estimated fair value of the asset declines, a write-down is recorded through non-interest expense. The valuation of foreclosed assets is subjective in nature and may be adjusted in the future because of changes in economic conditions.

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

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

(i)	Borrowings
The fair value of borrowed funds is estimated by discounting future cash flows based on rates currently available for debt with similar terms and remaining maturity.

(j)	Advance Payments by Borrowers for Taxes and Insurance
Advance payments by borrowers for taxes and insurance have no stated maturity; the fair value is equal to the amount currently payable.

The estimated fair value of the Company’s financial instruments at March 31, 2019, and December 31, 2018, is presented in the following tables (in thousands):

	March 31, 2019
		Estimated Fair Value
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$85,825	$85,825	$—	$—	$85,825
Trading securities	9,759	9,759	—	—	9,759
Debt securities available-for-sale	894,272	—	894,272	—	894,272
Debt securities held-to-maturity	9,448	—	9,320	—	9,320
Equity securities (1)	414	414	—	—	414
Federal Home Loan Bank of New York stock, at cost	22,517	—	22,517	—	22,517
Net loans held-for-investment	3,228,374	—	—	3,251,646	3,251,646
Financial liabilities:
Deposits	$3,375,205	$—	$3,379,925	$—	$3,379,925
Borrowed funds	409,244	—	407,588	—	407,588
Advance payments by borrowers for taxes and insurance	20,723	—	20,723	—	20,723

	December 31, 2018
		Estimated Fair Value
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$77,762	$77,762	$—	$—	$77,762
Trading securities	8,968	8,968	—	—	8,968
Debt securities available-for-sale	808,031	—	808,031	—	808,031
Debt securities held-to-maturity	9,505	—	9,249	—	9,249
Equity securities (1)	237	237	—		237
Federal Home Loan Bank of New York stock, at cost	22,517	—	22,517	—	22,517
Net loans held-for-investment	3,217,673	—	—	3,236,136	3,236,136
Financial liabilities:
Deposits	$3,286,512	$—	$3,291,085	$—	$3,291,085
Borrowed funds	408,891	—	403,476	—	403,476
Advance payments by borrowers for taxes and insurance	18,007	—	18,007	—	18,007
 (1) Excludes investments measured at net asset value of $1.1 million at March 31, 2019 and $1.0 million at December 31, 2018, which have not been classified in the fair value hierarchy.

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

The following is a summary of the Company’s earnings per share calculations and reconciliation of basic to diluted earnings per share for the periods indicated (dollars in thousands, except per share data):

	Three Months Ended March 31,
	2019	2018
Net income available to common stockholders	$8,771	$10,445

Weighted average shares outstanding-basic	46,940,903	45,780,027
Effect of non-vested restricted stock and stock options outstanding	347,257	1,219,748
Weighted average shares outstanding-diluted	47,288,160	46,999,775
Earnings per share-basic	$0.19	$0.23
Earnings per share-diluted	$0.19	$0.22
Anti-dilutive shares	1,075,747	885,774

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

Note 10 – Leases

Effective January 1, 2019, the Company adopted Accounting Standards Update (“ASU”) No. 2016-02, Leases (“Topic 842”) and all subsequent ASU's that modified Topic 842, as further explained in Note 12, Recent Accounting Pronouncements. The Company’s leases primarily relate to real estate property for branches and office space with terms extending from 18 months up to 36 years. At March 31, 2019, all of the Company's leases are classified as operating leases.

The Company determines if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use assets and operating lease liabilities in the consolidated balance sheets. Right-of-use assets represent the right to use an underlying asset for the lease term and lease liabilities represent the obligation to make lease payments arising from the lease. Operating lease right-of-use assets and liabilities are recorded at the present value of lease payments over the lease term. As the Company's leases do not provide an implicit rate, the Company uses its incremental borrowing rate in determining the present value of lease payments. Certain leases include options to renew, with one or more renewal terms ranging from five to ten years. As these extension options are not generally considered reasonably certain of renewal, they are not included in the lease term.

At March 31, 2019, the Company’s operating lease right-of-use assets and related lease liabilities included in the consolidated balance sheet were $43.5 million and $47.4 million, respectively. During the three months ended March 31, 2019, right-of-use assets obtained in exchange for new lease obligations were $1.0 million. Operating lease expense is recognized on a straight-line basis over the lease term, while variable lease payments are recognized as incurred. Variable lease payments include common area maintenance charges, real estate taxes, repairs and maintenance costs and utilities. Operating and variable lease expenses are recorded in occupancy expense in the consolidated statements of income.
Supplemental lease information at or for the three months ended March 31, 2019 is as follows (dollars in thousands):

Operating lease cost	$1,466
Variable lease cost	778
Net lease cost	$2,244
Cash paid for amounts included in measurement of operating lease liabilities	$1,327
Weighted average remaining lease term	13.05 years
Weighted average discount rate	3.60%

The following table summarizes lease payment obligations for each of the next five years and thereafter in addition to a reconcilement to the Company's current lease liability (dollars in thousands):

Year	Amount
2019	$4,574
2020	6,156
2021	5,730
2022	5,068
2023	4,975
Thereafter	35,287
Total lease payments	$61,790
Less: imputed interest	(14,376)
Present value of lease liabilities	$47,414

As of March 31, 2019, the Company had not entered into any leases that have not yet commenced.

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

The following table summarizes projected minimum annual rental payments for operating leases under FASB ASC 840 “Leases” as of December 31, 2018 (dollars in thousands):

Rental Payments Operating Leases
Year ending December 31:
2019	$5,735
2020	5,949
2021	5,512
2022	4,844
2023	4,744
Thereafter	35,260
Total minimum lease payments	$62,044

Net rental expense included in occupancy expense under FASB ASC 840 was $1.4 million for the quarter ended March 31, 2018.

Note 11 – Revenue Recognition

The Company records revenue from contracts with customers in accordance with ASU 2014-09, Revenue from Contracts with Customers (“Topic 606”). The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. Topic 606 does not apply to revenue associated with financial instruments, including revenue from loans and securities, which comprise the majority of the Company’s revenue.
The Company’s revenue streams that are within the scope of Topic 606 include service charges on deposit accounts, ATM and card interchange fees, investment services fees, and other miscellaneous income. Fees and service charges for customer services include: (i) service charges on deposit accounts, including account maintenance fees, overdraft fees, insufficient funds fees, wire fees, and other deposit related fees; (ii) ATM and card interchange fees, which include fees generated when a Bank cardholder uses a non-Bank ATM or a non-Bank cardholder uses a Bank ATM, and fees earned whenever the Bank's debit cards are processed through card payment networks such as Visa; and (iii) investment services fees earned through partnering with a third party investment and brokerage service firm to provide insurance and investment products to customers. The Company's performance obligation for fees and service charges is satisfied and related revenue recognized immediately or in the month of performance of services. Other income includes rental income from subleasing one of the Company's branches to a third party and income and gains or losses, net, related to OREO. For these transactions, revenue is recognized at the time the transaction occurs.
The following table summarizes non-interest income for the periods indicated (dollars in thousands):

	Three Months Ended
	March 31,
	2019	2018
Fees and service charges for customer services:
Service charges	$782	841
ATM and card interchange fees	301	267
Investment fees	57	106
Total fees and service charges for customer services	1,140	1,214
Income on bank owned life insurance (1)	896	954
Gains on securities transactions, net (1)	1,241	161
Other	37	76
Total non-interest income	$3,314	$2,405
(1) Not in scope of Topic 606

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

Note 12 – Recent Accounting Pronouncements

Accounting Pronouncements Adopted

ASU No. 2016-02. In February 2016, the FASB issued ASU No. 2016-02, Leases (“Topic 842”), which requires all lessees to recognize a lease liability and a right-of-use asset, measured at the present value of the future minimum lease payments, at the lease commencement date for leases classified as operating leases as well as finance leases. Under this guidance, lessor accounting is largely unchanged. This ASU became effective for annual and interim periods for the Company on January 1, 2019. The Company adopted the standard by applying the alternative transition method whereby comparative periods were not restated, and no cumulative effect adjustment to the opening balance of retained earnings was recognized as of January 1, 2019. The Company also elected the ASU’s package of three practical expedients, which allowed the Company to forego a reassessment of (i) whether any expired or existing contracts are or contain leases, (ii) the lease classification for any expired or existing leases and (iii) the initial direct costs for any existing leases. The Company also elected not to apply the recognition requirements of the ASU to any short-term leases (as defined by related accounting guidance) and will account for lease and non-lease components separately because such amounts are readily determinable under most lease contracts. The adoption of this standard resulted in the Company recognizing operating lease right-of-use assets and related operating lease liabilities totaling $43.6 million and $47.3 million respectively, as of January 1, 2019. The adoption of this ASU did not have a material impact on the Company’s consolidated results of operations. See Note 10, Leases, for further disclosures.

ASU No. 2017-08. In March 2017, the FASB issued ASU No. 2017-08, Receivables-Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities. The amendments in this update require the premium on callable debt securities to be amortized to the earliest call date rather than the maturity date; however, securities held at a discount continue to be amortized to maturity. The amendments apply only to debt securities purchased at a premium that are callable at fixed prices and on preset dates. The amendments more closely align interest income recorded on debt securities held at a premium or discount with the economics of the underlying instrument. This ASU became effective for the Company on January 1, 2019, and did not have a material impact on the Company's consolidated financial statements.

ASU No. 2018-07. In June 2018, the FASB issued ASU No. 2018-07, Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, which is intended to align the accounting for share-based payment awards issued to employees and nonemployees. The guidance applies to nonemployee awards issued in exchange for goods or services used or consumed in an entity’s own operations and to awards granted by an investor to employees and nonemployees of an equity method investee for goods or services used or consumed in the investee’s operations. There are no new disclosure requirements. This ASU became effective for the Company on January 1, 2019. Adoption of this ASU did not have an impact on the Company's consolidated financial statements, as share-based payment awards to nonemployee Directors are accounted for in the same manner as share-based payment awards for employees.

Accounting Pronouncements Not Yet Adopted

ASU No. 2018-15. In August 2018, the FASB issued ASU No. 2018-15, “Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract.” This guidance aligns the accounting for implementation costs related to a hosting arrangement that is a service contract with the guidance on capitalizing costs associated with developing or obtaining internal-use software. Specifically, where a cloud computing arrangement includes a license to internal-use software, the software license is accounted for by the customer in accordance with Subtopic 350-40, “Intangibles - Goodwill and Other-Internal-Use Software”. ASU No. 2018-15 is effective for fiscal years beginning after December 15, 2019, with early adoption permitted. The amendments in this ASU should be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. ASU No. 2018-15 is not expected to have a material impact on the Company’s Consolidated Financial Statements.

ASU No. 2018-14. In August 2018, the FASB issued ASU No. 2018-14, “Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans.”  This ASU makes minor changes to the disclosure requirements for employers that sponsor defined benefit pension and/or other postretirement benefit plans. ASU 2018-14 is effective for fiscal years ending after December 15, 2020; early adoption is permitted. As ASU 2018-14 only revises disclosure requirements, it will not have an impact on the Company’s Consolidated Financial Statements.

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

ASU No. 2016-13. In June 2016, the FASB issued No. ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires credit losses on most financial assets measured at amortized cost and certain other instruments to be measured using an expected credit loss model (referred to as the current expected credit loss (“CECL”) model. Under this model, entities will estimate credit losses over the entire contractual term of the instrument from the date of initial recognition of that instrument. Current US GAAP is based on an incurred loss model that delays recognition of credit losses until it is probable the loss has been incurred. Accordingly, it is anticipated that credit losses will be recognized earlier under the CECL model than under the incurred loss model. ASU No. 2016-13 is effective for interim and annual reporting periods beginning after December 15, 2019; early adoption is permitted for interim and annual reporting periods beginning after December 15, 2018. The Company continues to evaluate the potential effect of adoption of this pronouncement on its consolidated financial statements by identifying key interpretive issues, assessing its processes, portfolio segmentation, model development, and identifying the data and system requirements against the guidance to determine what modifications may be required. As part of the evaluation process, the Company has established a CECL cross-function working group that includes individuals from various functional areas to assess processes and has also contracted with a third-party vendor to implement enhanced modeling techniques that incorporate the loss measurement requirements in these amendments as part of adopting the ASU. The adoption of ASU No. 2016-13 may result in an increase in the allowance for loan losses as a result of changing from an incurred loss model, which encompasses allowances for current known and inherent losses within the portfolio, to an expected losses model, which encompasses allowances for losses expected to be incurred over the life of the portfolio. However, as the impact of adopting the new guidance is expected to be heavily influenced by an assessment of the composition, characteristics, and credit quality of the Company’s loan portfolio as well as the economic conditions in effect at the adoption date, management is currently unable to reasonably estimate the impact of adopting the new standard.

Note 13 – Subsequent Event

On April 24, 2019, the Company's Board of Directors approved a $37.2 million stock repurchase program under which the Company is authorized to repurchase shares and anticipates conducting such repurchases in accordance with Rule 10b5-1 of the Securities and Exchange Commission. The timing of the repurchases will depend on certain factors, including but not limited to, market conditions and prices, the Company’s liquidity and capital requirements, and alternative uses of capital. Any repurchased shares will be held as treasury stock and will be available for general corporate purposes. The repurchases may be suspended, terminated or modified at any time for any reason, including market conditions, the cost of repurchasing shares, the availability of alternative investment opportunities, liquidity, and other factors deemed appropriate. These factors may also affect the timing and amount of share repurchases. The Company is not obligated to purchase any particular number of shares.

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

Critical Accounting Policies

Note 1 to the Company’s Audited Consolidated Financial Statements for the year ended December 31, 2018, included in the Company’s Annual Report on Form 10-K, as supplemented by this report, contains a summary of significant accounting policies.  Various elements of these accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments.  Certain assets are carried in the Consolidated Balance Sheets at estimated fair value or the lower of cost or estimated fair value.  Policies with respect to the methodologies used to determine the allowance for loan losses, estimated cash flows of our purchased credit-impaired (“PCI”) loans, and judgments regarding the valuation allowance against deferred tax assets are the most critical accounting policies because they are important to the presentation of the Company’s financial condition and results of operations, involve a higher degree of complexity, and require management to make difficult and subjective judgments which often require assumptions or estimates about highly uncertain matters. The use of different judgments, assumptions, and estimates could result in material differences in the results of operations or financial condition.  These critical accounting policies and their application are reviewed periodically and, at least annually, with the Audit Committee of the Board of Directors.  For a further discussion of the critical accounting policies of the Company, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.
Overview
This overview highlights selected information and may not contain all the information that is important to you in understanding our performance during the period. For a more complete understanding of trends, events, commitments, uncertainties, liquidity, capital resources, and critical accounting estimates, you should read this entire document carefully, as well as our Annual Report on Form 10-K for the year ended December 31, 2018.

Net income was $8.8 million for the three months ended March 31, 2019, as compared to $10.4 million for the three months ended March 31, 2018. Basic and diluted earnings per common share were $0.19 for the three months ended March 31, 2019, compared to basic and diluted earnings per common share of $0.23 and $0.22, respectively, for the three months ended March 31, 2018. Earnings for the three months ended March 31, 2018 benefited from excess tax benefits of $869,000, or $0.02 per diluted share, related to the exercise or vesting of equity awards, whereas there were no material tax benefits for the three months ended March 31, 2019. For the three months ended March 31, 2019, our return on average assets was 0.79%, as compared to 1.04% for the three months ended March 31, 2018. For the three months ended March 31, 2019, our return on average stockholders’ equity was 5.29% as compared to 6.61% for the three months ended March 31, 2018.

Assets increased by $147.0 million, or 3.3%, to $4.56 billion at March 31, 2019, from $4.41 billion at December 31, 2018. Liabilities increased $134.0 million, or 3.6%, to $3.88 billion at March 31, 2019, from $3.74 billion at December 31, 2018.

Comparison of Financial Condition at March 31, 2019, and December 31, 2018
Total assets increased $147.0 million, or 3.3%, to $4.56 billion at March 31, 2019, from $4.41 billion at December 31, 2018. The increase was primarily due to increases in cash and cash equivalents of $8.1 million, or 10.4%, available-for sale debt securities of $86.2 million, or 10.7%, loans held-for-investment, net, of $10.7 million, or 0.3%, and the recording of our operating leased assets of $43.5 million from the adoption of Accounting Standards Update (“ASU”) No. 2016-02 Leases (Topic 842) on January 1, 2019, which requires us to recognize on the balance sheet right-of-use assets, which approximate the present value of our remaining lease payments.

The Company’s available-for-sale debt securities portfolio increased by $86.2 million, or 10.7%, to $894.3 million at March 31, 2019, from $808.0 million at December 31, 2018. The increase was primarily attributable to purchases of mortgage-backed and corporate securities, utilizing excess cash from deposit growth to invest in high quality shorter-term securities, partially offset by paydowns and sales. At March 31, 2019, $668.0 million of the portfolio consisted of residential mortgage-backed securities issued or guaranteed by Fannie Mae, Freddie Mac, or Ginnie Mae. In addition, the Company held $225.9 million in corporate bonds, the majority of which were considered investment grade at March 31, 2019, and $274,000 in municipal bonds. The effective duration of the securities portfolio at March 31, 2019 was 2.57 years.

 As of March 31, 2019, our commercial real estate concentration (as defined by regulatory guidance) to total risk-based capital was 414%. Management believes that Northfield Bank (the “Bank”) has implemented appropriate risk management practices including risk assessments, board approved underwriting policies and related procedures, which include monitoring bank portfolio performance, performing market analysis (economic and real estate), and stressing of the Bank’s commercial real estate portfolio under severe adverse economic conditions. Although management believes the Bank has implemented appropriate policies and procedures to manage our commercial real estate concentration risk, the Bank’s regulators could require us to implement additional policies and procedures or could require us to maintain higher levels of regulatory capital, which might adversely affect our loan originations, ability to pay dividends, and profitability.

Loans held-for-investment, net, increased $10.7 million to $3.26 billion at March 31, 2019, from $3.25 billion at December 31, 2018. Originated loans held-for-investment, net, totaled $2.73 billion at March 31, 2019, as compared to $2.68 billion at December 31, 2018. The increase was primarily due to an increase in multifamily real estate loans of $47.5 million, or 2.5%, to $1.98 billion at March 31, 2019, from $1.93 billion at December 31, 2018, partially offset by decreases in acquired loans of $37.0 million.

The following tables detail our multifamily real estate originations for the three months ended March 31, 2019 and 2018 (dollars in thousands):

For the Three Months Ended March 31, 2019
Multifamily Originations	Weighted Average Interest Rate	Weighted Average Loan-to-Value Ratio	Weighted Average Months to Next Rate Change or Maturity for Fixed Rate Loans	(F)ixed or (V)ariable	Amortization Term
$90,743	4.26%	57%	75	V	30 Years

For the Three Months Ended March 31, 2018
Multifamily Originations	Weighted Average Interest Rate	Weighted Average Loan-to-Value Ratio	Weighted Average Months to Next Rate Change or Maturity for Fixed Rate Loans	(F)ixed or (V)ariable	Amortization Term
$57,471	3.72%	51%	80	V	30 Years
1,400	3.93%	44%	180	F	15 Years
$58,871	3.72%	51%
Acquired loans decreased by $37.0 million to $509.1 million at March 31, 2019, from $546.2 million at December 31, 2018, primarily due to paydowns of one-to-four family residential and multifamily loans with weighted average interest rates (net of the servicing fee retained by the originating bank) of 3.53% and 2.85%, respectively.
There were no loan purchases during the three months ended March 31, 2019. The following table provides the details of the loan pools purchased during the three months ended March 31, 2018 (dollars in thousands):

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

PCI loans totaled $18.9 million at March 31, 2019, as compared to $20.1 million at December 31, 2018. The majority of the PCI loan balance consists of loans acquired as part of a Federal Deposit Insurance Corporation-assisted transaction.

Total liabilities increased $134.0 million, or 3.6%, to $3.88 billion at March 31, 2019, from $3.74 billion at December 31, 2018. The increase was primarily attributable to an increase in deposits of $88.7 million and lease liabilities of $47.4 million, attributable to capitalization of our operating leases as a result of adoption of ASU No. 2016-02, effective January 1, 2019.

Deposits increased $88.7 million, or 2.7%, to $3.38 billion at March 31, 2019, as compared to $3.29 billion at December 31, 2018. The increase was attributable to increases of $56.9 million in transaction accounts and $84.4 million in savings accounts, partially offset by decreases of $20.1 million in money market accounts, and $32.5 million in certificates of deposit.

Borrowings and securities sold under agreements to repurchase increased modestly to $409.2 million at March 31, 2019, from $408.9 million at December 31, 2018. Management utilizes borrowings to mitigate interest rate risk, for short-term liquidity, and to a lesser extent as part of leverage strategies. The following is a table of term borrowing maturities (excluding capitalized leases and overnight borrowings) and the weighted average rate by year at March 31, 2019 (dollars in thousands):

Year	Amount	Weighted Average Rate
2019	$98,502	1.48%
2020	90,000	1.65%
2021	70,000	1.80%
2022	45,000	2.29%
2023	87,500	2.89%
Thereafter	12,500	3.00%
	$403,502	2.02%

Total stockholders’ equity increased by $13.0 million to $679.4 million at March 31, 2019, from $666.4 million at December 31, 2018. The increase was attributable to net income of $8.8 million for the three months ended March 31, 2019, a $6.2 million decrease in unrealized losses on our debt securities available-for-sale portfolio, and a $2.7 million increase related to ESOP and equity award activity, partially offset by dividend payments of $4.7 million.

Comparison of Operating Results for the Three Months Ended March 31, 2019 and 2018

Net Income. Net income was $8.8 million and $10.4 million for the three months ended March 31, 2019, and March 31, 2018, respectively. Significant variances from the comparable prior year period are: a $214,000 decrease in net interest income, a $909,000 increase in non-interest income, a $2.1 million increase in non-interest expense, and a $266,000 increase in income tax expense.

Interest Income. Interest income increased $4.8 million, or 13.8%, to $39.5 million for the three months ended March 31, 2019, from $34.7 million for the three months ended March 31, 2018, due to an increase in the average balance of interest-earning assets of $390.1 million, or 10.2%, and an 11 basis point increase in the yields earned on average interest-earning assets. Interest income on loans increased by $1.8 million, primarily attributable to an increase in the average loan balances of $86.1 million and a 12 basis point increase in the yield earned. The Company accreted interest income related to its PCI loans of $1.0 million for the three months ended March 31, 2019, as compared to $1.1 million for the three months ended March 31, 2018. Interest income on loans for the three months ended March 31, 2019 reflected loan prepayment income of $420,000 compared to $628,000 for the three months ended March 31, 2018. Interest income on securities increased by $2.7 million, attributable to an increase in the average securities balances of $296.9 million and a 49 basis point increase in yields earned. The increased yields primarily reflect the higher interest rate environment.

Interest Expense. Interest expense increased $5.0 million, or 70.0%, to $12.1 million for the three months ended March 31, 2019, as compared to $7.1 million for three months ended March 31, 2018, due to a $5.0 million increase in interest expense on deposits. The increase in interest expense on deposits was attributed to a 56 basis point increase in the cost of interest-bearing deposits to 1.40% for the three months ended March 31, 2019, as compared to 0.84% for the three months ended March 31, 2018 and a $455.3 million, or 18.2%, increase in the average balance of interest-bearing deposit accounts. The increase in the cost of interest-bearing deposits reflects the higher interest rate environment and increased competition for deposits.
Net Interest Income.  Net interest income for the three months ended March 31, 2019, decreased $214,000, or 0.8%, to $27.3 million, from $27.5 million for the three months ended March 31, 2018, as a 30 basis point decrease in our net interest margin to 2.63% more than offset a $390.1 million, or 10.2%, increase in our average interest-earning assets. The decrease in net interest margin was primarily due to the increased cost of our interest-bearing liabilities, which increased 49 basis points to

1.47% for the three months ended March 31, 2019, from 0.98% for the three months ended March 31, 2018. The increase in our average interest-earning assets was due to increases in average loans outstanding of $86.1 million, average mortgage-backed securities of $141.3 million, average other securities of $155.5 million, and average interest-earning deposits in financial institutions of $10.2 million, partially offset by a decrease in average Federal Home Loan Bank of New York (“FHLBNY”) stock of $3.1 million. Yields earned on interest-earning assets increased 11 basis points to 3.80% for the three months ended March 31, 2019, from 3.69% for the three months ended March 31, 2018, driven by higher yields in all asset classes. The cost of interest-bearing liabilities increased 49 basis points to 1.47% for the current quarter as compared to 0.98% for the prior year quarter, primarily due to higher rates on interest-bearing deposits.

Provision for Loan Losses. The provision for loan losses remained relatively stable at $59,000 for the three months ended March 31, 2019, compared to $34,000 for the three months ended March 31, 2018, as an improvement in qualitative factors offset an increase in provision from loan growth. Net charge-offs for the three months ended March 31, 2019 were $70,000 compared to net charge-offs of $22,000 for the three months ended March 31, 2018.

Non-interest Income. Non-interest income increased $909,000, or 37.8%, to $3.3 million for the three months ended March 31, 2019, from $2.4 million for the three months ended March 31, 2018, primarily due to a $1.1 million increase in gains on securities transactions, net. For the three months ended March 31, 2019, securities gains, net, included gains of $1.1 million related to the Company’s trading portfolio, compared to gains of $106,000 in the comparative prior year period. The trading portfolio is utilized to fund the Company’s deferred compensation obligation to certain employees and directors of the Company's deferred compensation plan (the “Plan”). The participants of this Plan, at their election, defer a portion of their compensation. Gains and losses on trading securities have no effect on net income since participants benefit from, and bear the full risk of, changes in the trading securities market values. Therefore, the Company records an equal and offsetting amount in compensation expense, reflecting the change in the Company’s obligations under the Plan.

Non-interest Expense. Non-interest expense increased $2.1 million, or 12.1%, to $19.2 million for the three months ended March 31, 2019, compared to $17.1 million for the three months ended March 31, 2018. This is due primarily to a $1.9 million increase in employee compensation and benefits, $1.0 million of which is related to the Company's deferred compensation plan which is described above and has no effect on net income, with the remainder attributable to increased costs associated with new hires related to branch openings and new lending personnel, merit increases effective January 1, 2019, and higher medical benefit costs.

Income Tax Expense. The Company recorded income tax expense of $2.6 million for the three months ended March 31, 2019, compared to $2.3 million for the three months ended March 31, 2018. The effective tax rate for the three months ended March 31, 2019, was 22.9% compared to 18.3% for the three months ended March 31, 2018, the increase being primarily due to lower excess tax benefits related to the exercise or vesting of equity awards. Excess tax benefits were $93,000 and $869,000 for the quarters ended March 31, 2019, and March 31, 2018, respectively.

The following table sets forth average balances, average yields and costs, and certain other information for the periods indicated.

	ANALYSIS OF NET INTEREST INCOME (Dollars in thousands)
	For the Three Months Ended
	March 31, 2019			March 31, 2018
	Average Outstanding Balance	Interest	Average Yield/ Rate (1)	Average Outstanding Balance	Interest	Average Yield/ Rate (1)
Interest-earning assets:
Loans (2)	$3,218,277	$32,590	4.11%	$3,132,162	$30,787	3.99%
Mortgage-backed securities (3)	627,377	4,074	2.63	486,045	2,726	2.27
Other securities (3)	246,802	1,865	3.06	91,268	502	2.23
Federal Home Loan Bank of New York stock	21,729	402	7.50	24,820	414	6.76
Interest-earning deposits in financial institutions	92,538	535	2.34	82,341	253	1.25
Total interest-earning assets	4,206,723	39,466	3.80	3,816,636	34,682	3.69
Non-interest-earning assets	286,313			243,054
Total assets	$4,493,036			$4,059,690

Interest-bearing liabilities:
Savings, NOW, and money market accounts	$1,857,654	$4,794	1.05%	$1,682,346	$2,143	0.52%
Certificates of deposit	1,101,865	5,453	2.01	821,860	3,068	1.51
Total interest-bearing deposits	2,959,519	10,247	1.40	2,504,206	5,211	0.84
Borrowed funds	391,365	1,889	1.96	464,750	1,927	1.68
Total interest-bearing liabilities	3,350,884	12,136	1.47	2,968,956	7,138	0.98
Non-interest bearing deposits	379,642			404,990
Accrued expenses and other liabilities	90,012			44,608
Total liabilities	3,820,538			3,418,554
Stockholders' equity	672,498			641,136
Total liabilities and stockholders' equity	$4,493,036			$4,059,690

Net interest income		$27,330			$27,544
Net interest rate spread (4)			2.33%			2.71%
Net interest-earning assets (5)	$855,839			$847,680
Net interest margin (6)			2.63%			2.93%
Average interest-earning assets to interest-bearing liabilities			125.54%			128.55%

(1)	Average yields and rates are annualized.
(2)	Includes non-accruing loans.
(3)	Securities available-for-sale are reported at amortized cost.
(4)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(5)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(6)	Net interest margin represents net interest income divided by average total interest-earning assets.

Asset Quality

Purchased Credit Impaired Loans

PCI loans are recorded at estimated fair value using discounted expected future cash flows deemed to be collectible on the date acquired. Based on its detailed review of PCI loans and experience in loan workouts, management believes it has a reasonable expectation about the amount and timing of future cash flows and accordingly has classified PCI loans ($18.9 million at March 31, 2019 and $20.1 million at December 31, 2018) as accruing, even though they may be contractually past due. At March 31, 2019, 7.7% of PCI loans were past due 30 to 89 days, and 27.0% were past due 90 days or more, as compared to 10.0% and 23.3%, respectively, at December 31, 2018.

Originated and Acquired loans

The following table details total originated and acquired (including held-for-sale, but excluding PCI) non-accruing loans, non-performing loans, non-performing assets, troubled debt restructurings (TDRs) on which interest is accruing, and accruing loans 30 to 89 days delinquent at March 31, 2019, and December 31, 2018 (dollars in thousands):

	March 31, 2019	December 31, 2018
Non-accrual loans:
Held-for-investment
Real estate loans:
Commercial	$6,708	$7,291
One-to-four family residential	1,059	1,129
Multifamily	456	566
Home equity and lines of credit	150	151
Commercial and industrial	55	25
Total non-accrual loans	8,428	9,162
Loans delinquent 90 days or more and still accruing:
Held-for-investment
Real estate loans:
One-to-four family residential	33	33
Total loans delinquent 90 days or more and still accruing	33	33
Total non-performing loans	8,461	9,195
Total non-performing assets	$8,461	$9,195
Non-performing loans to total loans	0.26%	0.28%
Non-performing assets to total assets	0.19%	0.21%
Loans subject to restructuring agreements and still accruing	$16,243	$16,390
Accruing loans 30 to 89 days delinquent	$8,652	$8,562

Accruing Loans 30 to 89 Days Delinquent

Loans 30 to 89 days delinquent and on accrual status totaled $8.7 million and $8.6 million at March 31, 2019 and December 31, 2018, respectively. The following table sets forth delinquencies for accruing loans by type and by amount at March 31, 2019 and December 31, 2018 (in thousands):

	March 31, 2019	December 31, 2018
Held-for-investment
Real estate loans:
Commercial	$4,272	$2,377
One-to-four family residential	3,843	4,120
Multifamily	25	2,018
Home equity and lines of credit	362	—
Commercial and industrial loans	142	45
Other loans	8	2
Total delinquent accruing loans	$8,652	$8,562

Loans Subject to TDR Agreements

Included in non-accruing loans are loans subject to TDR agreements totaling $3.2 million and $513,000 at March 31, 2019 and December 31, 2018, respectively. The increase in non-accruing TDR loans was primarily due to one impaired commercial real estate loan with a net carrying balance of approximately $2.8 million, designated a performing TDR during the quarter ended March 31, 2019, as payment terms of the loan were modified. At March 31, 2019, and December 31, 2018, one of the non-accruing TDRs totaling $232,000 and $235,000, respectively, was not performing in accordance with its restructured terms. The loan is a one one-to-four family residential loan which is collateralized by real estate with an estimated fair value of $672,000.

The Company also holds loans subject to restructuring agreements that are on accrual status totaling $16.2 million and $16.4 million at March 31, 2019 and December 31, 2018, respectively. At March 31, 2019, $14.5 million, or 89.4%, of the $16.2 million of accruing loans subject to restructuring agreements were performing in accordance with their restructured terms. At December 31, 2018, $14.8 million, or 90.1%, of the $16.4 million of accruing loans subject to restructuring agreements were performing in accordance with their restructured terms. Generally, the types of concessions that we make to troubled borrowers include both temporary and permanent reductions to interest rates, extensions of payment terms, and, to a lesser extent, forgiveness of principal and interest.

The following table details the amounts and categories of the loans subject to restructuring agreements by loan type as of March 31, 2019 and December 31, 2018 (in thousands):

	March 31, 2019		December 31, 2018
	Non-Accruing	Accruing	Non-Accruing	Accruing
Real estate loans:
Commercial	$2,834	$12,552	$—	$12,664
One-to-four family residential	357	2,301	361	2,324
Multifamily	48	1,261	152	1,268
Home equity and lines of credit	—	60	—	61
Commercial and industrial loans	—	69	—	73
	$3,239	$16,243	$513	$16,390

Performing in accordance with restructured terms	92.8%	89.4%	54.2%	90.1%

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
The Bank's primary sources of funds are deposits, principal and interest payments on loans and securities, borrowed funds, the proceeds from maturing securities and short-term investments, and to a lesser extent, proceeds from the sales of loans and securities and wholesale borrowings. The scheduled amortization of loans and securities, as well as proceeds from borrowed funds, are predictable sources of funds. Other funding sources, however, such as deposit inflows and loan prepayments are greatly influenced by market interest rates, economic conditions, and competition. The Bank is a member of the FHLBNY, which provides an additional source of short-term and long-term funding. The Bank also has short-term borrowing capabilities with the Federal Reserve Bank of New York. The Bank’s borrowed funds, excluding lease obligations and floating rate advances, were $403.5 million at March 31, 2019, and had a weighted average interest rate of 2.02%. A total of $144.2 million of these borrowings will mature in less than one year. Borrowed funds, excluding floating rate advances and overnight line of credit, were $403.5 million at December 31, 2018. The Bank has the ability to obtain additional funding from the FHLB and Federal Reserve Bank of New York's discount window of approximately $1.54 billion utilizing unencumbered securities of $535.8 million and loans of $1.00 billion at March 31, 2019. The Bank also has a Letter of Credit (“LOC”) of up to $50.0 million with the FHLBNY for the purpose of collateralizing municipal deposits. Any amount pledged for such deposits under the LOC reduces the Bank's available borrowing amount under the FHLB advance agreement. The Bank expects to have sufficient funds available to meet current commitments in the normal course of business.

Northfield Bancorp, Inc. (standalone) is a separate legal entity from the Bank and must provide for its own liquidity to pay dividends, repurchase its stock, and for other corporate purposes. Northfield Bancorp, Inc.'s primary source of liquidity is dividend payments from the Bank. At March 31, 2019, Northfield Bancorp, Inc. (standalone) had liquid assets of $17.0 million.

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
As a result of the recently enacted Economic Growth, Regulatory Relief, and Consumer Protection Act, the federal banking agencies are required to develop a “Community Bank Leverage Ratio” (the ratio of a bank’s tangible equity capital to average total consolidated assets) for financial institutions with assets of less than $10 billion.  A “qualifying community bank” that exceeds this ratio will be deemed to be in compliance with all other capital and leverage requirements, including the capital requirements to be considered “well capitalized” under Prompt Corrective Action statutes.  The federal banking agencies may consider a financial institution’s risk profile when evaluating whether it qualifies as a community bank for purposes of the capital ratio requirement. The federal banking agencies must set the minimum capital for the new Community Bank Leverage Ratio at not less than 8% and not more than 10%.  The federal banking agencies have proposed 9% as the minimum capital for the Community Bank Leverage Ratio. A financial institution can elect to be subject to this new definition.

At March 31, 2019 and December 31, 2018, as set forth in the following table, both the Bank and Northfield Bancorp, Inc. exceeded all of the regulatory capital requirements to which they were subject at such dates.

	Northfield Bank	Northfield Bancorp, Inc.	For Capital Adequacy Purposes (1)	For Well Capitalized Under Prompt Corrective Action Provisions
As of March 31, 2019:
Common equity Tier 1 capital (to risk-weighted assets)	15.99%	17.05%	7.000%	6.50%
Tier 1 leverage	13.55%	14.44%	4.000%	5.00%
Tier I capital (to risk-weighted assets)	15.99%	17.05%	8.500%	8.00%
Total capital (to risk-weighted assets)	16.74%	17.80%	10.500%	10.00%
As of December 31, 2018:
Common equity Tier 1 capital (to risk-weighted assets)	16.00%	17.17%	6.375%	6.50%
Tier 1 leverage	13.81%	14.82%	4.000%	5.00%
Tier I capital (to risk-weighted assets)	16.00%	17.17%	7.875%	8.00%
Total capital (to risk-weighted assets)	16.76%	17.93%	9.875%	10.00%

(1) Includes capital conservation buffer at March 31, 2019 and December 31, 2018.
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
The following table shows the contractual obligations of the Company by expected payment period as of March 31, 2019 (in thousands):

Contractual Obligations	Total	Less than One Year		One to less than Three Years	Three to less than Five Years	More than Five Years
Borrowings	$409,244	$144,244	(1)	$145,000	$107,500	$12,500
Operating lease liabilities	61,790	6,119		11,677	9,924	34,070
Commitments to originate loans	39,123	39,123		—	—	—
Commitments to fund unused lines of credit	142,150	142,150		—	—	—

(1) Includes $5.7 million of floating rate advances.

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

For further information regarding our off-balance sheet arrangements and contractual obligations, see "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

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

The following tables set forth, as of March 31, 2019 and December 31, 2018, our calculation of the estimated changes in our NPV, NPV ratio, and percent change in net interest income that would result from the designated instantaneous and sustained changes in interest rates (dollars in thousands).  Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments and deposit repricing characteristics including decay rates, and correlations to movements in interest rates, and should not be relied on as indicative of actual results.

	NPV at March 31, 2019
Change in Interest Rates (basis points)	Estimated Present Value of Assets	Estimated Present Value of Liabilities	Estimated NPV	Estimated Change In NPV	Estimated Change in NPV %	Estimated NPV/Present Value of Assets Ratio	Next 12 Months Net Interest Income Percent Change	Months 13-24 Net Interest Income Percent Change
+400	$4,178,988	$3,475,428	$703,560	$(145,769)	(17.16)%	16.84%	(18.35)%	(0.49)%
+300	4,272,762	3,535,003	737,759	(111,570)	(13.14)	17.27	(13.61)	(0.16)
+200	4,373,565	3,596,740	776,825	(72,504)	(8.54)	17.76	(8.66)	0.63
+100	4,476,382	3,661,298	815,084	(34,245)	(4.03)	18.21	(3.98)	0.89
—	4,578,780	3,729,451	849,329	—	—	18.55	—	—
(100)	4,680,736	3,806,035	874,701	25,372	2.99	18.69	1.19	(3.33)
(200)	4,794,822	3,884,906	909,916	60,587	7.13	18.98	2.19	(4.71)

	NPV at December 31, 2018
Change in Interest Rates (basis points)	Estimated Present Value of Assets	Estimated Present Value of Liabilities	Estimated NPV	Estimated Change In NPV	Estimated Change in NPV %	Estimated NPV/Present Value of Assets Ratio	Next 12 Months Net Interest Income Percent Change	Months 13-24 Net Interest Income Percent Change
+400	$4,031,597	$3,319,312	$712,285	$(149,277)	(17.33)%	17.67%	(16.59)%	(3.47)%
+300	4,124,540	3,376,794	747,746	(113,816)	(13.21)	18.13	(12.38)	(2.56)
+200	4,223,771	3,436,264	787,507	(74,055)	(8.60)	18.64	(7.84)	(0.97)
+100	4,324,514	3,498,443	826,071	(35,491)	(4.12)	19.10	(3.71)	(0.11)
—	4,425,777	3,564,215	861,562	—	—	19.47	—	—
(100)	4,527,603	3,637,211	890,392	28,830	3.35	19.67	1.27	(2.13)
(200)	4,633,379	3,712,989	920,390	58,828	6.83	19.86	2.03	(3.03)

At March 31, 2019, in the event of a 200 basis point decrease in interest rates, we would experience a 7.13% increase in estimated net portfolio value and a 2.19% increase in net interest income in year one and a 4.71% decrease in net interest income in year two. In the event of a 400 basis point increase in interest rates, we would experience a 17.16% decrease in estimated net portfolio value and an 18.35% decrease in net interest income in year one and a 0.49% decrease in net interest income in year two. Our policies provide that, in the event of a 200 basis point decrease or less in interest rates, our net present value ratio should decrease by no more than 300 basis points and 10%, and in the event of a 400 basis point increase or less, our net present value should decrease by no more than 475 basis points and 35%. In the event of a 200 basis point decrease or less, our projected net interest income should decrease by no more than 10% in year one, and in the event of a 400 basis point increase or less, our projected net interest income should decrease by no more than 30% in year one and 22% in year two. However, when the federal funds rate is low and negative rate shocks do not produce meaningful results, management may temporarily suspend use of guidelines for negative interest rate shocks. At March 31, 2019, we were in compliance with all board approved policies with respect to interest rate risk management.

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

ITEM 4.    CONTROLS AND PROCEDURES
An evaluation was performed under the supervision and with the participation of the Company’s management, including the President and Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of March 31, 2019.  Based on that evaluation, the Company’s management, including the President and Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

During the three months ended March 31, 2019, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

ITEM 1.     LEGAL PROCEEDINGS
The Company and subsidiaries are subject to various legal actions arising in the normal course of business.  In the opinion of management, the resolution of these legal actions is not expected to have a material adverse effect on the Company’s consolidated financial condition or results of operations.

ITEM 1A.  RISK FACTORS
During the quarter ended March 31, 2019, there have been no material changes to the risk factors as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, as filed with the Securities and Exchange Commission.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	Unregistered Sale of Equity Securities. There were no sales of unregistered securities during the period covered by this report.

(b)	Use of Proceeds. Not applicable.

(c)	Repurchases of Our Equity Securities.
The Company did not repurchase any of its common stock during the three months ended March 31, 2019, and there were no shares remaining to be purchased under previous stock repurchase programs at March 31, 2019. On April 24, 2019, the Company's Board of Directors approved a new $37.2 million stock repurchase program under which the Company is authorized to repurchase shares and anticipates conducting such repurchases in accordance with Rule 10b5-1 of the Securities and Exchange Commission. The timing of the repurchases will depend on certain factors, including but not limited to, market conditions and prices, the Company’s liquidity and capital requirements, and alternative uses of capital. Any repurchased shares will be held as treasury stock and will be available for general corporate purposes. The repurchases may be suspended, terminated or modified at any time for any reason, including market conditions, the cost of repurchasing shares, the availability of alternative investment opportunities, liquidity, and other factors deemed appropriate. These factors may also affect the timing and amount of share repurchases. The Company is not obligated to purchase any particular number of shares.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES
None

ITEM 4.     MINE SAFETY DISCLOSURES
Not applicable

ITEM 5.     OTHER INFORMATION
None

ITEM 6.      EXHIBITS
The following exhibits required by Item 601 of Regulation S-K are included with this Quarterly Report on Form 10-Q.

Exhibit Number	Description
10.1
Management Cash Incentive Governing Plan, Amended January 30, 2019 (Incorporated by reference to Northfield Bancorp Inc.’s Current Report on Form 8-K dated January 30, 2019, filed with the Securities and Exchange Commission on February 5, 2019 (File Number 001-35791)).

10.2
2019 Management Cash Incentive Plan, Amended January 30, 2019 (Incorporated by reference to Northfield Bancorp Inc.’s Current Report on Form 8-K dated January 30, 2019, filed with the Securities and Exchange Commission on February 5, 2019 (File Number 001-35791)).

10.3
First Amendment to Employment Agreement, dated March 28, 2019, as of December 17, 2018, by and between Northfield Bank and Kenneth J. Doherty (Incorporated by reference to Northfield Bancorp Inc.’s Current Report on Form 8-K dated March 28, 2019, filed with the Securities and Exchange Commission on March 29, 2019 (File Number 001-35791)).

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
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Statements of Changes in Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTHFIELD BANCORP, INC.
(Registrant)

Date: May 10, 2019

/s/ Steven M. Klein
Steven M. Klein
President and Chief Executive Officer

/s/ William R. Jacobs
William R. Jacobs
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)