Form 10-Q
period 2019-06-30
Northfield Bancorp, Inc.
filed 2019-08-09
CIK 1493225

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
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
As of July 31, 2019, the registrant had 49,253,981 shares of Common Stock, par value $0.01 per share, issued and outstanding.

NORTHFIELD BANCORP, INC.
Form 10-Q Quarterly Report

PART I
ITEM 1.     FINANCIAL STATEMENTS

NORTHFIELD BANCORP, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited) (In thousands, except share amounts)

	June 30, 2019	December 31, 2018
ASSETS:
Cash and due from banks	$14,156	$15,147
Interest-bearing deposits in other financial institutions	32,751	62,615
Total cash and cash equivalents	46,907	77,762
Trading securities	10,214	8,968
Debt securities available-for-sale, at estimated fair value	1,049,660	808,031
Debt securities held-to-maturity, at amortized cost	8,872	9,505
(estimated fair value of $8,877 at June 30, 2019, and $9,249 at December 31, 2018)
Equity securities	2,328	1,280
Originated loans held-for-investment, net	2,800,816	2,678,877
Loans acquired	519,885	546,150
Purchased credit-impaired (“PCI”) loans held-for-investment	18,077	20,143
Loans held-for-investment, net	3,338,778	3,245,170
Allowance for loan losses	(27,832)	(27,497)
Net loans held-for-investment	3,310,946	3,217,673
Accrued interest receivable	14,116	12,959
Bank owned life insurance	155,939	154,135
Federal Home Loan Bank of New York stock, at cost	32,330	22,517
Premises and equipment, net	25,700	25,605
Goodwill	38,411	38,411
Operating lease right-of-use assets	42,377	—
Other assets	30,482	31,586
Total assets	$4,768,282	$4,408,432
LIABILITIES AND STOCKHOLDERS’ EQUITY:
LIABILITIES:
Deposits	$3,300,191	$3,286,512
Securities sold under agreements to repurchase	75,000	—
Other borrowings	620,105	408,891
Operating lease liabilities	46,321	—
Advance payments by borrowers for taxes and insurance	20,817	18,007
Accrued expenses and other liabilities	24,755	28,583
Total liabilities	4,087,189	3,741,993
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value; 25,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value: 150,000,000 shares authorized, 60,933,707 shares issued at
June 30, 2019 and December 31, 2018, 49,112,139 and 49,635,673 outstanding at June 30, 2019, and December 31, 2018, respectively	609	609
Additional paid-in-capital	548,197	546,219
Unallocated common stock held by employee stock ownership plan	(20,491)	(20,992)
Retained earnings	309,594	302,544
Accumulated other comprehensive income (loss)	4,160	(9,147)
Treasury stock at cost; 11,821,568 and 11,298,034 shares at June 30, 2019, and December 31, 2018, respectively	(160,976)	(152,794)
Total stockholders’ equity	681,093	666,439
Total liabilities and stockholders’ equity	$4,768,282	$4,408,432

See accompanying notes to unaudited consolidated financial statements.

NORTHFIELD BANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited) (In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Interest income:
Loans	$33,308	$31,456	$65,898	$62,243
Mortgage-backed securities	4,599	3,068	8,673	5,794
Other securities	1,699	821	3,564	1,323
Federal Home Loan Bank of New York dividends	340	398	742	812
Deposits in other financial institutions	247	192	782	445
Total interest income	40,193	35,935	79,659	70,617
Interest expense:
Deposits	10,549	6,050	20,796	11,261
Borrowings	2,485	2,115	4,374	4,042
Total interest expense	13,034	8,165	25,170	15,303
Net interest income	27,159	27,770	54,489	55,314
Provision for loan losses	491	670	550	704
Net interest income after provision for loan losses	26,668	27,100	53,939	54,610
Non-interest income:
Fees and service charges for customer services	1,207	1,147	2,347	2,361
Income on bank owned life insurance	907	914	1,804	1,868
Gains on available-for-sale debt securities, net	59	116	214	171
Gains on trading securities, net	343	197	1,429	302
Other	50	71	86	147
Total non-interest income	2,566	2,445	5,880	4,849
Non-interest expense:
Compensation and employee benefits	9,837	9,121	20,857	18,238
Occupancy	3,120	2,950	6,402	6,046
Furniture and equipment	265	252	524	508
Data processing	1,437	1,150	2,700	2,374
Professional fees	811	909	1,558	1,672
Advertising	1,331	643	2,095	1,254
FDIC insurance	255	274	532	571
Other	1,694	1,741	3,286	3,503
Total non-interest expense	18,750	17,040	37,954	34,166
Income before income tax expense	10,484	12,505	21,865	25,293
Income tax expense	2,280	1,893	4,890	4,237
Net income	$8,204	$10,612	$16,975	$21,056
Net income per common share:
Basic	$0.18	$0.23	$0.36	$0.46
Diluted	$0.17	$0.23	$0.36	$0.45

See accompanying notes to unaudited consolidated financial statements.

NORTHFIELD BANCORP, INC. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME - (Continued) (Unaudited) (In thousands)
	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net Income	$8,204	$10,612	$16,975	$21,056
Other comprehensive income (loss):
Unrealized gains (losses) on debt securities:
Net unrealized holding gains (losses) on debt securities	9,930	(2,290)	18,693	(8,443)
Less: reclassification adjustment for net gains included in net income (included in gains on available-for-sale debt securities, net)	(59)	(116)	(214)	(171)
Net unrealized gains (losses)	9,871	(2,406)	18,479	(8,614)
Income tax (expense) benefit related to net unrealized holding gains (losses) on debt securities	(2,779)	640	(5,232)	2,369
Income tax benefit related to reclassification adjustment for gains included in net income	17	33	60	48
Other comprehensive income (loss), net of tax	7,109	(1,733)	13,307	(6,197)
Comprehensive income	$15,313	$8,879	$30,282	$14,859

See accompanying notes to unaudited consolidated financial statements.

NORTHFIELD BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Three Months Ended June 30, 2019 and 2018
(Unaudited) (In thousands, except share data)

	Common Stock
	Shares Outstanding	Par Value	Additional Paid-in Capital	Unallocated Common Stock Held by the Employee Stock Ownership Plan	Retained Earnings	Accumulated Other Comprehensive Income (loss) Net of tax	Treasury Stock	Total Stockholders' Equity
Balance at March 31, 2018	49,126,879	$609	$546,844	$(21,992)	$286,942	$(9,915)	$(159,670)	$642,818
Net income					10,612			10,612
Other comprehensive loss, net of tax						(1,733)		(1,733)
ESOP shares allocated or committed to be released			247	255				502
Stock compensation expense			1,344					1,344
Forfeitures of restricted stock	(1,160)		15				(15)	—
Exercise of stock options, net	355,870		(4,046)				4,812	766
Cash dividends declared and paid ($0.10 per common share)					(4,654)			(4,654)
Balance at June 30, 2018	49,481,589	$609	$544,404	$(21,737)	$292,900	$(11,648)	$(154,873)	$649,655

Balance at March 31, 2019	49,773,796	$609	$546,861	$(20,743)	$306,588	$(2,949)	$(150,926)	$679,440
Net income					8,204			8,204
Other comprehensive income, net of tax						7,109		7,109
ESOP shares allocated or committed to be released			205	252				457
Stock compensation expense			1,112					1,112
Forfeitures of restricted stock	(8,000)		118				(118)	—
Exercise of stock options, net	9,838		(99)				133	34
Cash dividends declared and paid ($0.11 per common share)					(5,198)			(5,198)
Treasury stock (average cost of $15.16 per share)	(663,495)						(10,065)	(10,065)
Balance at June 30, 2019	49,112,139	$609	$548,197	$(20,491)	$309,594	$4,160	$(160,976)	$681,093

See accompanying notes to unaudited consolidated financial statements.

NORTHFIELD BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Six Months Ended June 30, 2019 and 2018
(Unaudited) (In thousands, except share data)

	Common Stock
	Shares Outstanding	Par Value	Additional Paid-in Capital	Unallocated Common Stock Held by the Employee Stock Ownership Plan	Retained Earnings	Accumulated Other Comprehensive Income (loss) Net of tax	Treasury Stock	Total Stockholders' Equity
Balance at December 31, 2017	48,803,885	$609	$548,864	$(22,244)	$281,138	$(5,451)	$(164,039)	$638,877
Net income					21,056			21,056
Other comprehensive loss, net of tax						(6,197)		(6,197)
ESOP shares allocated or committed to be released			498	507				1,005
Stock compensation expense			2,717					2,717
Forfeitures of restricted stock	(1,760)		23				(23)	—
Exercise of stock options, net	679,464		(7,698)				9,189	1,491
Cash dividends declared and paid ($0.20 per common share)					(9,294)			(9,294)
Balance at June 30, 2018	49,481,589	$609	$544,404	$(21,737)	$292,900	$(11,648)	$(154,873)	$649,655

Balance at December 31, 2018	49,635,673	$609	$546,219	$(20,992)	$302,544	$(9,147)	$(152,794)	$666,439
Net income					16,975			16,975
Other comprehensive income, net of tax						13,307		13,307
ESOP shares allocated or committed to be released			392	501				893
Stock compensation expense			2,440					2,440
Forfeitures of restricted stock	(8,000)		118				(118)	—
Exercise of stock options, net	147,961		(972)				2,001	1,029
Cash dividends declared and paid ($0.21 per common share)					(9,925)			(9,925)
Treasury stock (average cost of $15.16 per share)	(663,495)						(10,065)	(10,065)
Balance at June 30, 2019	49,112,139	$609	$548,197	$(20,491)	$309,594	$4,160	$(160,976)	$681,093

See accompanying notes to unaudited consolidated financial statements.

NORTHFIELD BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (In thousands)

	Six Months Ended June 30,
	2019	2018

Net income	$16,975	$21,056
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	550	704
ESOP and stock compensation expense	3,333	3,722
Depreciation	1,542	1,529
Amortization of premiums, and deferred loan costs, net of (accretion) of discounts, and deferred loan fees	2,034	1,223
Amortization of intangible assets	136	166
Amortization of operating lease right-of-use assets	2,196	—
Accretion of operating lease liabilities	820	—
Income on bank owned life insurance	(1,804)	(1,868)
Gains on available-for-sale debt securities, net	(214)	(171)
Gains on trading securities, net	(1,429)	(302)
Net sales (purchases) of trading securities	183	(268)
Increase in accrued interest receivable	(1,157)	(700)
(Increase) decrease in other assets	(3,277)	1,283
Decrease in accrued expenses and other liabilities	(3,828)	(336)
Net cash provided by operating activities	16,060	26,038
Cash flows from investing activities:
Net increase in loans receivable	(53,140)	(42,409)
Purchase of loans	(41,527)	(37,593)
Purchases of Federal Home Loan Bank of New York stock	(14,291)	(14,045)
Redemptions of Federal Home Loan Bank of New York stock	4,478	11,373
Purchases of debt securities available-for-sale	(366,902)	(206,709)
Purchases of equity securities	(1,048)	—
Principal payments and maturities on debt securities available-for-sale	108,361	56,699
Principal payments and maturities on debt securities held-to-maturity	607	103
Proceeds from sale of debt securities available-for-sale	34,442	29,608
Proceeds from bank owned life insurance	—	174
Purchases and improvements of premises and equipment	(1,637)	(841)
Net cash used in investing activities	(330,657)	(203,640)
Cash flows from financing activities:
Net increase in deposits	13,679	130,302
Dividends paid	(9,925)	(9,294)
Exercise of stock options	1,029	1,491
Purchase of treasury stock	(10,065)	—
Increase in advance payments by borrowers for taxes and insurance	2,810	3,211
Repayments under capital lease obligations	(44)	(124)
Proceeds from securities sold under agreements to repurchase and other borrowings	349,760	415,545
Repayments related to securities sold under agreements to repurchase and other borrowings	(63,502)	(362,635)
Net cash provided by financing activities	283,742	178,496
Net (decrease) increase in cash and cash equivalents	(30,855)	894
Cash and cash equivalents at beginning of period	77,762	57,839
Cash and cash equivalents at end of period	$46,907	$58,733

See accompanying notes to unaudited consolidated financial statements.

NORTHFIELD BANCORP, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued) (Unaudited) (In thousands)
	Six Months Ended June 30,
	2019	2018
Supplemental cash flow information:
Cash paid during the period for:
Interest	$24,930	$15,222
Income taxes	5,732	4,747
Non-cash transactions:
Loans charge-offs, net	215	(18)
Initial recognition of operating lease right-of use assets	43,560	—
Initial recognition of operating lease liabilities	47,328	—

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

In the opinion of management, all adjustments (consisting solely of normal and recurring adjustments) necessary for the fair presentation of the consolidated financial condition and the consolidated results of operations for the unaudited periods presented have been included. The results of operations and other data presented for the three and six months ended June 30, 2019 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2019 or for any other period. Whenever necessary, certain prior year amounts are reclassified to conform to the current year presentation.
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

Note 2 – Debt Securities Available-for-Sale
The following is a comparative summary of mortgage-backed and other debt securities available-for-sale at June 30, 2019, and December 31, 2018 (in thousands):

	June 30, 2019
		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
	cost	gains	losses	value
Mortgage-backed securities:
Pass-through certificates:
Government sponsored enterprises (GSE)	$379,322	$5,749	$937	$384,134
Real estate mortgage investment conduits (REMICs):
GSE	460,990	2,308	2,601	460,697
Non-GSE	56	—	1	55
	840,368	8,057	3,539	844,886
Other debt securities:
Municipal bonds	270	3	—	273
Corporate bonds	203,313	1,278	90	204,501
	203,583	1,281	90	204,774
Total debt securities available-for-sale	$1,043,951	$9,338	$3,629	$1,049,660

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

	December 31, 2018
		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
	cost	gains	losses	value
Mortgage-backed securities:
Pass-through certificates:
GSE	$317,530	$800	$3,542	$314,788
REMICs:
GSE	258,050	92	7,979	250,163
Non-GSE	59	—	1	58
	575,639	892	11,522	565,009
Other debt securities:
Municipal bonds	270	3	—	273
Corporate bonds	244,892	72	2,215	242,749
	245,162	75	2,215	243,022
Total debt securities available-for-sale	$820,801	$967	$13,737	$808,031

The following is a summary of the expected maturity distribution of debt securities available-for-sale, other than mortgage-backed securities, at June 30, 2019 (in thousands):

Available-for-sale	Amortized cost	Estimated fair value
Due in one year or less	$59,847	$60,136
Due after one year through five years	138,799	139,708
Due after five years through ten years	4,937	4,930
	$203,583	$204,774

 Contractual maturities for mortgage-backed securities are not included above, as expected maturities on mortgage-backed securities may differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without penalties.

Certain debt securities available-for-sale are pledged or encumbered to secure borrowings under Pledge Agreements and Repurchase Agreements and for other purposes required by law.  At June 30, 2019, the fair value of debt securities available-for-sale that were pledged to secure borrowings and deposits was $553.3 million.

For the three and six months ended June 30, 2019, the Company had gross proceeds of $5.2 million and $34.4 million, respectively, on sales of debt securities available-for-sale, with gross realized gains of $59,000 and $214,000, respectively, and no gross realized losses. For the three months and six months ended June 30, 2018, the Company had gross proceeds of $10.1 million and $29.6 million, respectively, on sales of debt securities available-for-sale, with gross realized gains of $116,000 and $176,000, respectively, and gross realized losses of $0 and $5,000, respectively. The Company recognized net gains of $343,000 and $1.4 million on its trading securities portfolio during the three and six months ended June 30, 2019, respectively, and net gains of $197,000 and $302,000, during the three and six months ended June 30, 2018, respectively.

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

Gross unrealized losses on mortgage-backed and other debt securities available-for-sale, and the estimated fair value of the related securities, aggregated by security category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2019, and December 31, 2018, were as follows (in thousands):

	June 30, 2019
	Less than 12 months		12 months or more		Total
	Unrealized	Estimated	Unrealized	Estimated	Unrealized	Estimated
	losses	fair value	losses	fair value	losses	fair value
Mortgage-backed securities:
Pass-through certificates:
GSE	$7	$3,302	$930	$63,707	$937	$67,009
REMICs:
GSE	32	96,899	2,569	123,353	2,601	220,252
Non-GSE	—	—	1	55	1	55
Other debt securities:
Corporate bonds	30	24,024	60	19,977	90	44,001
Total	$69	$124,225	$3,560	$207,092	$3,629	$331,317

	December 31, 2018
	Less than 12 months		12 months or more		Total
	Unrealized	Estimated	Unrealized	Estimated	Unrealized	Estimated
	losses	fair value	losses	fair value	losses	fair value
Mortgage-backed securities:
Pass-through certificates:
GSE	$404	$82,781	$3,138	$100,109	$3,542	$182,890
REMICs:
GSE	269	46,921	7,710	181,512	7,979	228,433
Non-GSE	—	—	1	58	1	58
Other debt securities:
Corporate bonds	1,703	173,219	512	25,675	2,215	198,894
Total	$2,376	$302,921	$11,361	$307,354	$13,737	$610,275

The Company held 38 pass-through mortgage-backed securities issued or guaranteed by GSEs, 34 REMIC mortgage-backed securities issued or guaranteed by GSEs, one REMIC mortgage-backed security not issued or guaranteed by a GSE, and four corporate bonds that were in a continuous unrealized loss position of twelve months or greater at June 30, 2019. There were two pass-through mortgage-backed securities issued or guaranteed by GSEs, nine REMIC mortgage-backed security issued or guaranteed by a GSE, and four corporate bonds that were in an unrealized loss position of less than twelve months at June 30, 2019. All securities referred to above were rated investment grade at June 30, 2019. Management evaluated these securities and concluded that the declines in fair value relate to the general interest rate environment and are considered temporary. The securities cannot be prepaid in a manner that would result in the Company not receiving substantially all of its amortized cost. The Company neither has an intent to sell, nor is it more likely than not that the Company will be required to sell, the securities before the recovery of their amortized cost basis or, if necessary, maturity.

The fair values of our debt securities available-for-sale could decline in the future if the underlying performance of the collateral for the collateralized mortgage obligations or other securities deteriorates and our credit enhancement levels do not provide sufficient protections to our contractual principal and interest, which may result in other-than-temporary impairment in the future. The Company did not recognize any other-than-temporary impairment charges during the three and six months ended June 30, 2019, or June 30, 2018.

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

Note 3 – Debt Securities Held-to-Maturity
The following is a summary of debt securities held-to-maturity at June 30, 2019, and December 31, 2018 (in thousands):

	June 30, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Mortgage-backed securities:
Pass-through certificates:
GSEs	$8,872	$47	$42	$8,877
Total securities held-to-maturity	$8,872	$47	$42	$8,877

	December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Mortgage-backed securities:
Pass-through certificates:
GSEs	$9,505	$—	$256	$9,249
Total securities held-to-maturity	$9,505	$—	$256	$9,249

Contractual maturities for mortgage-backed securities are not presented, as expected maturities on mortgage‑backed securities may differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without penalties. There were no sales of held-to-maturity securities for the six months ended June 30, 2019, or June 30, 2018.

At June 30, 2019, debt securities held-to-maturity with a carrying value of $6.1 million were pledged to secure borrowings and deposits.

Gross unrealized losses on mortgage-backed securities held-to-maturity, and the estimated fair value of the related securities, aggregated by security category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2019 and December 31, 2018, were as follows (in thousands):

	June 30, 2019
	Less than 12 months		12 months or more		Total
	Unrealized losses	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses	Estimated fair value
Mortgage-backed securities:
Pass-through certificates:
GSEs	$—	$—	$42	$3,746	$42	$3,746
Total securities held-to-maturity	$—	$—	$42	$3,746	$42	$3,746

	December 31, 2018
	Less than 12 months		12 months or more		Total
	Unrealized losses	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses	Estimated fair value
Mortgage-backed securities:
Pass-through certificates:
GSEs	$34	$2,133	$222	$7,116	$256	$9,249
Total securities held-to-maturity	$34	$2,133	$222	$7,116	$256	$9,249

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

The Company held three pass-through mortgage-backed securities held-to-maturity, issued or guaranteed by GSEs, that were in a continuous unrealized loss position of greater than twelve months at June 30, 2019. Management evaluated these securities and concluded that the declines in fair value relate to the general interest rate environment and are considered temporary. The securities cannot be prepaid in a manner that would result in the Company not receiving substantially all of its amortized cost. The Company neither has an intent to sell, nor is it more likely than not that the Company will be required to sell, the securities before the recovery of their amortized cost basis or, if necessary, maturity.

The fair values of our debt securities held-to-maturity could decline in the future if the underlying performance of the collateral for the collateralized mortgage obligations or other securities deteriorates and our credit enhancement levels do not provide sufficient protections to our contractual principal and interest.  As a result, there is a risk that significant other-than-temporary impairments may occur in the future given the current economic environment. The Company did not recognize any other-than-temporary impairment charges in earnings on securities held-to-maturity during the three and six months ended June 30, 2019, or June 30, 2018.

Note 4 – Equity Securities
At June 30, 2019, and December 31, 2018, equity securities totaled $2.3 million and $1.3 million, respectively. Equity securities consist of money market mutual funds, recorded at fair value of $269,000 and $237,000, at June 30, 2019, and December 31, 2018, respectively, and an investment in a private Small Business Administration (“SBA”) Loan Fund recorded at net asset value of $2.1 million at June 30, 2019, and $1.0 million at December 31, 2018. As the SBA Loan Fund operates as a private fund, its shares are not publicly traded and therefore have no readily determinable market value. The investment in the fund is recorded at net asset value as a practical expedient for reporting fair value.

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

Note 5 – Loans

Net loans held-for-investment are as follows (in thousands):

	June 30,	December 31,
	2019	2018
Real estate loans:
Multifamily	$2,029,205	$1,930,535
Commercial mortgage	511,711	499,311
One-to-four family residential mortgage	88,713	91,371
Home equity and lines of credit	85,506	78,593
Construction and land	33,557	26,552
Total real estate loans	2,748,692	2,626,362
Commercial and industrial loans	42,660	44,104
Other loans	2,028	1,519
Total commercial and industrial and other loans	44,688	45,623
Deferred loan cost, net	7,436	6,892
Originated loans held-for-investment, net	2,800,816	2,678,877
PCI Loans	18,077	20,143
Loans acquired:
One-to-four family residential mortgage	229,941	225,877
Multifamily	131,628	145,485
Commercial mortgage	125,599	133,263
Home equity and lines of credit	14,390	17,583
Construction and land	8,381	12,003
Total acquired real estate loans	509,939	534,211
Commercial and industrial loans	9,942	11,933
Other loans	4	6
Total loans acquired, net	519,885	546,150
Loans held-for-investment, net	3,338,778	3,245,170
Allowance for loan losses	(27,832)	(27,497)
Net loans held-for-investment	$3,310,946	$3,217,673

There were no loans held-for-sale at June 30, 2019, or December 31, 2018.

PCI loans totaled $18.1 million at June 30, 2019, as compared to $20.1 million at December 31, 2018. The majority of the PCI loan balance is attributable to those loans acquired as part of a Federal Deposit Insurance Corporation-assisted transaction. The Company accounts for PCI loans utilizing U.S. GAAP applicable to loans acquired with deteriorated credit quality. At June 30, 2019, PCI loans consist of approximately 29% commercial real estate loans and 45% commercial and industrial loans, with the remaining balance in residential and home equity loans. At December 31, 2018, PCI loans consist of approximately 27% commercial real estate loans and 50% commercial and industrial loans, with the remaining balance in residential and home equity loans.

The following table details the accretion of interest income for PCI loans for the three and six months ended June 30, 2019 and June 30, 2018 (in thousands):

	At or for the three months ended June 30,		At or for the six months ended June 30,
	2019	2018	2019	2018
Balance at the beginning of period	$20,797	$23,412	$21,846	$24,502
Accretion into interest income	(1,003)	(1,026)	(2,052)	(2,116)
Balance at end of period	$19,794	$22,386	$19,794	$22,386

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

The following tables set forth activity in our allowance for loan losses, by loan type, as of and for the three and six months ended June 30, 2019, and June 30, 2018 (in thousands):

	Three Months Ended June 30, 2019
	Real Estate
	Commercial	One-to-Four Family	Construction and Land	Multifamily	Home Equity and Lines of Credit	Commercial and Industrial	Other	Originated Loans Total	Purchased Credit-Impaired	Acquired Loans	Total
Allowance for loan losses:
Beginning balance	$5,382	$370	$574	$18,346	$336	$1,376	$92	$26,476	$1,010	$—	$27,486
Charge-offs	—	—	—	—	—	(57)	(123)	(180)	—	(53)	(233)
Recoveries	13	72	—	—	—	—	1	86	—	2	88
Provisions (credit)	(64)	(208)	10	38	81	272	176	305	—	186	491
Ending balance	$5,331	$234	$584	$18,384	$417	$1,591	$146	$26,687	$1,010	$135	$27,832

	Three Months Ended June 30, 2018
	Real Estate
	Commercial	One-to-Four Family	Construction and Land	Multifamily	Home Equity and Lines of Credit	Commercial and Industrial	Other	Originated Loans Total	Purchased Credit-Impaired	Acquired Loans	Total
Allowance for loan losses:
Beginning balance	$5,213	$455	$463	$17,412	$225	$1,337	$113	$25,218	$951	$3	$26,172
Charge-offs	—	—	—	—	—	—	—	—	—	—	—
Recoveries	12	—	—	26	—	—	—	38	—	2	40
Provisions (credit)	493	(71)	(25)	165	54	65	(6)	675	—	(5)	670
Ending balance	$5,718	$384	$438	$17,603	$279	$1,402	$107	$25,931	$951	$—	$26,882

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

	Six Months Ended June 30, 2019
	Real Estate
	Commercial	One-to-Four Family	Construction and Land	Multifamily	Home Equity and Lines of Credit	Commercial and Industrial	Other	Originated Loans Total	Purchased Credit-Impaired	Acquired Loans	Total
Allowance for loan losses:
Beginning balance	$5,630	$342	$463	$18,084	$291	$1,569	$108	$26,487	$1,010	$—	$27,497
Charge-offs	(6)	—	—	—	—	(83)	(123)	(212)	—	(112)	(324)
Recoveries	25	72	—	—	—	—	1	98	—	11	109
Provisions/(credit)	(318)	(180)	121	300	126	105	160	314	—	236	550
Ending balance	$5,331	$234	$584	$18,384	$417	$1,591	$146	$26,687	$1,010	$135	$27,832

	Six Months Ended June 30, 2018
	Real Estate
	Commercial	One-to-Four Family	Construction and Land	Multifamily	Home Equity and Lines of Credit	Commercial and Industrial	Other	Originated Loans Total	Purchased Credit-Impaired	Acquired Loans	Total
Allowance for loan losses:
Beginning balance	$5,196	$503	$610	$17,374	$122	$1,273	$94	$25,172	$951	$37	$26,160
Charge-offs	(3)	—	—	—	(60)	—	—	(63)	—	(1)	(64)
Recoveries	28	—	—	26	—	20	—	74	—	8	82
Provisions/(credit)	497	(119)	(172)	203	217	109	13	748	—	(44)	704
Ending balance	$5,718	$384	$438	$17,603	$279	$1,402	$107	$25,931	$951	$—	$26,882

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

The following tables detail the amount of loans receivable held-for-investment, net of deferred loan fees and costs, that are evaluated individually, and collectively, for impairment, and the related portion of the allowance for loan losses that is allocated to each loan portfolio segment, at June 30, 2019, and December 31, 2018 (in thousands):

	June 30, 2019
	Real Estate
	Commercial	One-to-Four Family	Construction and Land	Multifamily	Home Equity and Lines of Credit	Commercial and Industrial	Other	Originated Loans Total	Purchased Credit-Impaired	Acquired Loans	Total
Allowance for loan losses:
Ending balance: individually evaluated for impairment	$104	$1	$—	$—	$8	$4	$—	$117	$—	$135	$252
Ending balance: collectively evaluated for impairment	$5,227	$233	$584	$18,384	$409	$1,587	$146	$26,570	$1,010	$—	$27,580
Loans, net:
Ending balance	$512,308	$90,232	$33,573	$2,032,518	$87,389	$42,768	$2,028	$2,800,816	$18,077	$519,885	$3,338,778
Ending balance: individually evaluated for impairment	$14,362	$1,854	$—	$1,007	$58	$65	$—	$17,346	$—	$4,949	$22,295
Ending balance: collectively evaluated for impairment	$497,946	$88,378	$33,573	$2,031,511	$87,331	$42,703	$2,028	$2,783,470	$18,077	$514,936	$3,316,483

	December 31, 2018
	Real Estate
	Commercial	One-to-Four Family	Construction and Land	Multifamily	Home Equity and Lines of Credit	Commercial and Industrial	Other	Originated Loans Total	Purchased Credit-Impaired	Acquired Loans	Total
Allowance for loan losses:
Ending balance: individually evaluated for impairment	$—	$18	$—	$—	$5	$3	$—	$26	$—	$—	$26
Ending balance: collectively evaluated for impairment	$5,630	$324	$463	$18,084	$286	$1,566	$108	$26,461	$1,010	$—	$27,471
Loans, net:
Ending balance	$499,860	$92,433	$26,613	$1,933,946	$80,315	$44,190	$1,520	$2,678,877	$20,143	$546,150	$3,245,170
Ending balance: individually evaluated for impairment	$15,252	$1,893	$—	$1,268	$61	$73	$—	$18,547	$—	$3,782	$22,329
Ending balance: collectively evaluated for impairment	$484,608	$90,540	$26,613	$1,932,678	$80,254	$44,117	$1,520	$2,660,330	$20,143	$542,368	$3,222,841

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

The Company maintains a credit risk rating system as part of the risk assessment of its loan portfolio. The Company’s lending officers are required to assign a credit risk rating to each loan in their portfolio at origination. This risk rating is reviewed periodically and adjusted if necessary. Monthly, management presents monitored assets to the loan committee. In addition, the Company engages a third-party independent loan reviewer that performs semi-annual reviews of a sample of loans, validating the credit risk ratings assigned to such loans. The credit risk ratings play an important role in the establishment of the provision for loan losses and the allowance for loan losses for originated loans held-for-investment. After determining the loss factor for each originated portfolio segment held-for-investment, the collectively evaluated for impairment balance of the held-for-investment portfolio is multiplied by the collectively evaluated for impairment loss factor for the respective portfolio segment in order to determine the allowance for loans collectively evaluated for impairment.

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

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

The following tables detail the recorded investment of originated loans held-for-investment, net of deferred fees and costs, by loan type and credit quality indicator at June 30, 2019, and December 31, 2018 (in thousands):

	At June 30, 2019
	Real Estate
	Multifamily		Commercial		One-to-Four Family		Construction and Land	Home Equity and Lines of Credit	Commercial and Industrial	Other	Total
	< 35% LTV	=> 35% LTV	< 35% LTV	=> 35% LTV	< 60% LTV	=> 60% LTV
Internal Risk Rating
Pass	$204,081	$1,822,249	$84,114	$417,164	$54,093	$33,994	$33,573	$87,107	$42,301	$2,028	$2,780,704
Special Mention	—	903	387	1,114	732	—	—	26	380	—	3,542
Substandard	—	5,285	—	9,529	1,079	334	—	256	87	—	16,570
Originated loans held-for-investment, net	$204,081	$1,828,437	$84,501	$427,807	$55,904	$34,328	$33,573	$87,389	$42,768	$2,028	$2,800,816

	At December 31, 2018
	Real Estate
	Multifamily		Commercial		One-to-Four Family		Construction and Land	Home Equity and Lines of Credit	Commercial and Industrial	Other	Total
	< 35% LTV	=> 35% LTV	< 35% LTV	=> 35% LTV	< 60% LTV	=> 60% LTV
Internal Risk Rating
Pass	$170,832	$1,756,882	$78,917	$409,155	$54,912	$34,808	$26,613	$80,077	$43,640	$1,520	$2,657,356
Special Mention	—	613	395	1,137	747	—	—	27	430	—	3,349
Substandard	—	5,619	—	10,256	1,406	560	—	211	120	—	18,172
Originated loans held-for-investment, net	$170,832	$1,763,114	$79,312	$420,548	$57,065	$35,368	$26,613	$80,315	$44,190	$1,520	$2,678,877

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

Included in loans receivable are loans for which the accrual of interest income has been discontinued due to deterioration in the financial condition of the borrowers. The recorded investment of these non-accrual loans was $10.9 million and $9.2 million at June 30, 2019, and December 31, 2018, respectively. Generally, loans are placed on non-accrual status when they become 90 days or more delinquent, or sooner if considered appropriate by management, and remain on non-accrual status until they are brought current, have six consecutive months of performance under the loan terms, and factors indicating reasonable doubt about the timely collection of payments no longer exist. Therefore, loans may be current in accordance with their loan terms, or may be less than 90 days delinquent and still be on a non-accruing status.

These non-accrual amounts included loans deemed to be impaired of $7.8 million and $5.9 million at June 30, 2019, and December 31, 2018, respectively. Loans on non-accrual status with principal balances less than $500,000, and therefore not meeting the Company’s definition of an impaired loan, amounted to $3.1 million at June 30, 2019 and $3.2 million at December 31, 2018. There were no non-accrual loans held-for-sale at both June 30, 2019 and December 31, 2018. Loans past due 90 days or more and still accruing interest were $26,000 at June 30, 2019 and $33,000 at December 31, 2018, and consisted of loans that are considered well-secured and in the process of collection.

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

The following tables set forth the detail, and delinquency status, of non-performing loans (non-accrual loans and loans past due 90 days or more and still accruing), net of deferred fees and costs, at June 30, 2019, and December 31, 2018, excluding PCI loans which have been segregated into pools. For PCI loans, each loan pool is accounted for as a single asset with a single composite interest rate and an aggregate expectation of cash flows (in thousands):

	June 30, 2019
	Total Non-Performing Loans
	Non-Accruing Loans
	0-29 Days Past Due	30-89 Days Past Due	90 Days or More Past Due	Total	90 Days or More Past Due and Accruing	Total Non-Performing Loans
Loans held-for-investment:
Real estate loans:
Commercial
LTV => 35%
Substandard	$—	$—	$3,548	$3,548	$—	$3,548
Total commercial	—	—	3,548	3,548	—	3,548
One-to-four family residential
LTV < 60%
Substandard	192	—	308	500	—	500
Total	192	—	308	500	—	500
LTV => 60%
Substandard	—	—	31	31	—	31
Total one-to-four family residential	192	—	339	531	—	531
Home equity and lines of credit
Substandard	70	—	52	122	—	122
Total home equity and lines of credit	70	—	52	122	—	122
Total non-performing loans held-for-investment, originated	262	—	3,939	4,201	—	4,201
Loans acquired:
Real estate loans:
Commercial
LTV < 35%
Substandard	83	—	191	274	—	274
LTV => 35%
Substandard	3,571	1,308	533	5,412	—	5,412
Total commercial	3,654	1,308	724	5,686	—	5,686
One-to-four family residential
LTV < 60%
Substandard	—	194	85	279	6	285
LTV => 60%
Substandard	123	—	93	216	—	216
Total one-to-four family residential	123	194	178	495	6	501
Multifamily
LTV < 35%
Substandard	41	—	—	41	—	41
LTV => 35%
Substandard	—	406	—	406	—	406
Total multifamily	41	406	—	447	—	447
Home equity and lines of credit
Substandard	—	—	28	28	20	48
Total home equity and lines of credit	—	—	28	28	20	48
Total non-performing loans acquired	3,818	1,908	930	6,656	26	6,682
Total non-performing loans	$4,080	$1,908	$4,869	$10,857	$26	$10,883

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

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

The following tables set forth the detail and delinquency status of originated and acquired loans held-for-investment, net of deferred fees and costs, by performing and non-performing loans at June 30, 2019, and December 31, 2018 (in thousands):

	June 30, 2019
	Performing (Accruing) Loans
	0-29 Days Past Due	30-89 Days Past Due	Total	Non-Performing Loans	Total Loans Receivable, net
Loans held-for-investment:
Real estate loans:
Commercial
LTV < 35%
Pass	$83,891	$223	$84,114	$—	$84,114
Special Mention	—	387	387	—	387
Total	83,891	610	84,501	—	84,501
LTV => 35%
Pass	417,164	—	417,164	—	417,164
Special Mention	1,114	—	1,114	—	1,114
Substandard	5,981	—	5,981	3,548	9,529
Total	424,259	—	424,259	3,548	427,807
Total commercial	508,150	610	508,760	3,548	512,308
One-to-four family residential
LTV < 60%
Pass	53,781	312	54,093	—	54,093
Special Mention	85	647	732	—	732
Substandard	579	—	579	500	1,079
Total	54,445	959	55,404	500	55,904
LTV => 60%
Pass	33,766	228	33,994	—	33,994
Substandard	303	—	303	31	334
Total	34,069	228	34,297	31	34,328
Total one-to-four family residential	88,514	1,187	89,701	531	90,232
Construction and land
Pass	33,573	—	33,573	—	33,573
Total construction and land	33,573	—	33,573	—	33,573
Multifamily
LTV < 35%
Pass	204,081	—	204,081	—	204,081
Total	204,081	—	204,081	—	204,081
LTV => 35%
Pass	1,822,249	—	1,822,249	—	1,822,249
Special Mention	903	—	903	—	903
Substandard	5,285	—	5,285	—	5,285
Total	1,828,437	—	1,828,437	—	1,828,437
Total multifamily	2,032,518	—	2,032,518	—	2,032,518
Home equity and lines of credit
Pass	87,107	—	87,107	—	87,107
Special Mention	26	—	26	—	26
Substandard	134	—	134	122	256
Total home equity and lines of credit	87,267	—	87,267	122	87,389
Commercial and industrial
Pass	42,096	205	42,301	—	42,301
Special Mention	380	—	380	—	380
Substandard	87	—	87	—	87
Total commercial and industrial	42,563	205	42,768	—	42,768

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

	June 30, 2019
	Performing (Accruing) Loans (Continued)
	0-29 Days Past Due	30-89 Days Past Due	Total	Non-Performing Loans	Total Loans Receivable, net
Other loans - Pass	2,021	7	2,028	—	2,028
Total originated loans held-for-investment	2,794,606	2,009	2,796,615	4,201	2,800,816
Acquired loans:
Real estate loans:
One-to-four family residential
LTV < 60%
Pass	212,479	611	213,090	—	213,090
Special Mention	—	—	—	—	—
Substandard	6	—	6	285	291
Total	212,485	611	213,096	285	213,381
LTV => 60%
Pass	16,344	—	16,344	—	16,344
Substandard	—	—	—	216	216
Total	16,344	—	16,344	216	16,560
Total one-to-four family residential	228,829	611	229,440	501	229,941
Commercial
LTV < 35%
Pass	38,945	106	39,051	—	39,051
Special Mention	1,076	—	1,076	—	1,076
Substandard	1,168	258	1,426	274	1,700
Total	41,189	364	41,553	274	41,827
LTV => 35%
Pass	67,605	54	67,659	—	67,659
Special Mention	3,307	125	3,432	—	3,432
Substandard	6,185	1,084	7,269	5,412	12,681
Total	77,097	1,263	78,360	5,412	83,772
Total commercial	118,286	1,627	119,913	5,686	125,599
Construction and land
Pass	8,381	—	8,381	—	8,381
Total construction and land	8,381	—	8,381	—	8,381
Multifamily
LTV < 35%
Pass	127,121	—	127,121	—	127,121
Special Mention	13	—	13	—	13
Substandard	—	—	—	41	41
Total	127,134	—	127,134	41	127,175
LTV => 35%
Pass	4,048	—	4,048	—	4,048
Substandard	—	—	—	405	405
Total	4,048	—	4,048	405	4,453
Total multifamily	131,182	—	131,182	446	131,628
Home equity and lines of credit
Pass	14,265	—	14,265	—	14,265
Substandard	76	—	76	49	125
Total home equity and lines of credit	14,341	—	14,341	49	14,390
Commercial and industrial
Pass	9,899	43	9,942	—	9,942
Total commercial and industrial	9,899	43	9,942	—	9,942
Other loans - Pass	4	—	4	—	4
Total loans acquired	510,922	2,281	513,203	6,682	519,885
	$3,305,528	$4,290	$3,309,818	$10,883	$3,320,701

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
Loans Acquired
Real estate loans:
One-to-four family residential
LTV < 60%
Pass	202,471	2,799	205,270	—	205,270
Special Mention	415	—	415	—	415
Substandard	62	6	68	374	442
Total	202,948	2,805	205,753	374	206,127
LTV => 60%
Pass	19,504	—	19,504	—	19,504
Substandard	—	—	—	246	246
Total	19,504	—	19,504	246	19,750
Total one-to-four family residential	222,452	2,805	225,257	620	225,877
Commercial
LTV < 35%
Pass	41,071	—	41,071	—	41,071
Special Mention	1,079	—	1,079	—	1,079
Substandard	1,185	151	1,336	281	1,617
Total	43,335	151	43,486	281	43,767
LTV => 35%
Pass	73,986	749	74,735	—	74,735
Special Mention	4,315	128	4,443	—	4,443
Substandard	5,772	411	6,183	4,135	10,318
Total	84,073	1,288	85,361	4,135	89,496
Total commercial	127,408	1,439	128,847	4,416	133,263
Construction and land
Pass	12,003	—	12,003	—	12,003
Total construction and land	12,003	—	12,003	—	12,003
Multifamily
LTV < 35%
Pass	137,141	—	137,141	—	137,141
Special Mention	—	52	52	—	52
Substandard	—	—	—	152	152
Total	137,141	52	137,193	152	137,345
LTV => 35%
Pass	7,726	—	7,726	—	7,726
Substandard	—	—	—	414	414
Total	7,726	—	7,726	414	8,140
Total multifamily	144,867	52	144,919	566	145,485
Home equity and lines of credit
Pass	17,427	—	17,427	—	17,427
Substandard	79	—	79	77	156
Total home equity and lines of credit	17,506	—	17,506	77	17,583
Commercial and industrial loans
Pass	11,888	45	11,933	—	11,933
Total commercial and industrial loans	11,888	45	11,933	—	11,933
Other	6	—	6	—	6
Total loans acquired	536,130	4,341	540,471	5,679	546,150
	$3,207,270	$8,562	$3,215,832	$9,195	$3,225,027

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

The following table summarizes originated and acquired impaired loans as of June 30, 2019, and December 31, 2018 (in thousands):

	June 30, 2019			December 31, 2018
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With No Allowance Recorded:
Real estate loans:
Commercial
LTV < 35%
Substandard	$—	$139	$—	$—	$139	$—
LTV => 35%
Pass	5,758	6,644	—	5,931	6,817	—
Substandard	10,910	11,727	—	12,160	15,028	—
One-to-four family residential
LTV < 60%
Pass	1,803	1,882	—	1,532	1,606	—
Substandard	237	237	—	241	241	—
LTV => 60%
Pass	125	156	—	129	158	—
Substandard	123	275	—	126	278	—
Multifamily
LTV < 35%
Substandard	41	41	—	152	152	—
LTV => 35%
Pass	32	503	—	38	509	—
Substandard	975	975	—	1,229	1,229	—
Home equity and lines of credit
Pass	25	25	—	28	28	—
Commercial and industrial loans
Substandard	45	115	—	52	119	—
With a Related Allowance Recorded:
Real estate loans:
Commercial
LTV => 35%
Substandard	1,824	3,071	(239)	—	—	—
One-to-four family residential
LTV < 60%
Substandard	344	344	(1)	657	657	(18)
LTV => 60%
Home equity and lines of credit
Substandard	33	33	(8)	33	33	(5)
Commercial and industrial loans
Special Mention	20	20	(4)	21	21	(3)
Total:
Real estate loans
Commercial	18,492	21,581	(239)	18,091	21,984	—
One-to-four family residential	2,632	2,894	(1)	2,685	2,940	(18)
Multifamily	1,048	1,519	—	1,419	1,890	—
Home equity and lines of credit	58	58	(8)	61	61	(5)
Commercial and industrial loans	65	135	(4)	73	140	(3)
	$22,295	$26,187	$(252)	$22,329	$27,015	$(26)

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

Included in the above table at June 30, 2019, are impaired loans with carrying balances of $15.8 million that were not written down by charge-offs or for which there are no specific reserves in our allowance for loan losses. Included in impaired loans at December 31, 2018, are loans with carrying balances of $16.6 million that were not written down by charge-offs or for which there are no specific reserves in our allowance for loan losses. Loans not written down by charge-offs or specific reserves at June 30, 2019, and December 31, 2018, are considered to have sufficient collateral values, less costs to sell, to support the carrying balances of the loans.

The following table summarizes the average recorded investment in originated and acquired impaired loans (excluding PCI loans) and interest recognized on impaired loans as of, and for, the three and six months ended June 30, 2019, and June 30, 2018 (in thousands):

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

	Three Months Ended				Six Months Ended
	June 30, 2019		June 30, 2018		June 30, 2019		June 30, 2018
	Average Recorded Investment	Interest Income	Average Recorded Investment	Interest Income	Average Recorded Investment	Interest Income	Average Recorded Investment	Interest Income
With No Allowance Recorded:
Real estate loans:
Commercial
LTV => 35%
Pass	$5,801	$79	$4,664	$65	$5,844	$158	$5,197	$129
Substandard	10,979	57	9,650	75	11,373	129	9,681	150
One-to-four family residential
LTV < 60%
Pass	1,812	22	1,374	13	1,719	44	1,312	27
Substandard	238	1	246	4	239	4	248	4
LTV => 60%
Pass	126	1	267	1	127	2	223	5
Substandard	124	3	129	—	125	6	131	3
Multifamily
LTV < 35%
Substandard	45	1	152	1	80	1	152	2
LTV => 35%
Pass	34	4	46	4	35	8	467	8
Substandard	1,100	16	1,237	16	1,143	35	825	28
Home equity and lines of credit
Pass	26	—	31	—	26	1	32	1
Commercial and industrial loans
Substandard	46		131	—	48	—	132	—
With a Related Allowance Recorded:
Real estate loans:
Commercial
LTV => 35%
Pass	—		1,476	20	—	—	984	40
Substandard	1,171	17	—	—	781	17	—	—
One-to-four family residential
LTV < 60%
Pass	—		204	2	—	—	273	3
Substandard	345	5	674	4	449	10	782	8
LTV => 60%
Pass	—		—	—	—	—	89	—
Home equity and lines of credit
Substandard	33		35		33	1	35	1
Commercial and industrial loans
Special Mention	20		23	—	20	—	23	1
Total:
Real estate loans
Commercial	17,951	153	15,790	160	17,998	304	15,862	319
One-to-four family residential	2,645	32	2,894	24	2,659	66	3,058	50
Multifamily	1,179	21	1,435	21	1,258	44	1,444	38
Home equity and lines of credit	59	—	66	—	59	2	67	2
Commercial and industrial loans	66	—	154	—	68	—	155	1
	$21,900	$206	$20,339	$205	$22,042	$416	$20,586	$410

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

There were no loans modified as troubled debt restructurings (TDRs) during the three months ended June 30, 2019. There were two loans modified as TDR's during the six months ended June 30, 2019, both of which were modified to restructure payment terms.

The following table summarizes loans that were modified in a TDR during the six months ended June 30, 2019:

	Six Months Ended June 30, 2019
	Number of Relationships	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment(1)
	(in thousands)
Troubled Debt Restructurings
Consumer	1	$2	$2
Commercial real estate	1	2,834	2,834
Total Troubled Debt Restructurings	2	$2,836	$2,836

(1) Amounts are at time of modification

There were no loans modified as TDR's during the three and six months ended June 30, 2018.

At June 30, 2019, and December 31, 2018, we had TDRs of $19.7 million and $16.9 million, respectively.

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

At June 30, 2019, and June 30, 2018, there were no TDR loans that were restructured during the preceding twelve months that subsequently defaulted.

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

Note 6 – Deposits

Deposits account balances are summarized as follows (in thousands):

	June 30, 2019	December 31, 2018
Non-interest-bearing demand	$386,784	$395,375
Interest-bearing negotiable orders of withdrawal (NOW)	486,529	458,012
Savings and money market	1,422,534	1,336,229
Certificates of deposit	1,004,344	1,096,896
Total deposits	$3,300,191	$3,286,512

Interest expense on deposit accounts is summarized for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Negotiable orders of withdrawal, savings, and money market	$5,377	$2,312	$10,171	$4,455
Certificates of deposit	5,172	3,738	10,625	6,806
Total interest expense on deposit accounts	$10,549	$6,050	$20,796	$11,261

Note 7 – Equity Incentive Plans

The following table is a summary of the Company’s stock options outstanding as of June 30, 2019, and changes therein during the six months then ended.

	Number of Stock Options	Weighted Average Grant Date Fair Value	Weighted Average Exercise Price	Weighted Average Contractual Life (years)
Outstanding - December 31, 2018	3,251,595	$3.93	$13.51	5.62
Forfeited	(15,000)	4.07	14.76	—
Exercised	(161,332)	2.61	8.06	—
Outstanding - June 30, 2019	3,075,263	4.00	13.79	5.37
Exercisable - June 30, 2019	2,860,092	3.98	13.66	5.29

 Expected future stock option expense related to the non-vested options outstanding as of June 30, 2019, is $580,000 over a weighted average period of 1.08 years.
The following is a summary of the status of the Company’s restricted stock awards as of June 30, 2019, and changes therein during the six months then ended.

	Number of Shares Awarded	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2018	328,962	$14.31
Vested	(233,360)	13.78
Forfeited	(8,000)	14.76
Non-vested at June 30, 2019	87,602	$15.68

Expected future stock award expense related to the non-vested restricted share awards as of June 30, 2019, is $957,000 over a weighted average period of 1.12 years.
During the three months ended June 30, 2019 and 2018, the Company recorded $1.1 million and $1.3 million, respectively, of stock-based compensation related to the above plans. During the six months ended June 30, 2019 and 2018, the Company recorded $2.4 million and $2.7 million, respectively, of stock-based compensation related to the above plans.

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

On May 22, 2019, the Company's 2019 Equity Incentive Plan (the “2019 EIP”) was approved by stockholders of the Company. Under the 2019 EIP, the maximum number of shares of stock that may be delivered to participants in the form of stock options and stock appreciation rights is 6,000,000 and the maximum number of shares of stock that may be delivered to participants in the form of restricted stock awards and restricted stock units is 1,333,333 shares. No shares of stock have been granted under the 2019 EIP. Upon approval of the 2019 EIP, the Northfield Bancorp, Inc. 2014 Equity Incentive Plan (the “2014 EIP”) was frozen and equity awards that would otherwise have been available for issuance are no longer available for grant. As of December 31, 2018, 142,154 restricted shares and 348,373 stock options which were available for grant are no longer available.

Note 8 – Fair Value Measurements
The following tables present the assets reported on the consolidated balance sheets at their estimated fair value as of June 30, 2019, and December 31, 2018, by level within the fair value hierarchy as required by the Fair Value Measurements and Disclosures Topic of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”).  Financial assets and liabilities are classified in their entirety based on the level of input that is significant to the fair value measurement.  The fair value hierarchy is as follows:

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

	Fair Value Measurements at June 30, 2019 Using:
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Measured on a recurring basis:
Assets:
Investment securities:
Debt securities available-for-sale:
Mortgage-backed securities:
Pass-through certificates:
GSE	$384,134	$—	$384,134	$—
REMICs:
GSE	460,697	—	460,697	—
Non-GSE	55	—	55	—
	844,886	—	844,886	—
Other debt securities
Municipal bonds	273	—	273	—
Corporate bonds	204,501	—	204,501	—
	204,774	—	204,774	—
Total debt securities available-for-sale	1,049,660	—	1,049,660	—
Trading securities	10,214	10,214	—	—
Equity securities	269	269	—	—
Total	$1,060,143	$10,483	$1,049,660	$—
Measured on a non-recurring basis:
Assets:
Impaired loans:
Real estate loans:
Commercial real estate	$5,721	$—	$—	$5,721
One-to-four family residential mortgage	466	—	—	466
Multifamily	32	—	—	32
Home equity and lines of credit	25	—	—	25
Total impaired real estate loans	6,244	—	—	6,244
Commercial and industrial loans	14	—	—	14
Total	$6,258	$—	$—	$6,258

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

	Fair Value Measurements at December 31, 2018 Using:
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
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

The following table presents qualitative information for Level 3 assets measured at fair value on a non-recurring basis at June 30, 2019, and December 31, 2018 (dollars in thousands):

	Fair Value		Valuation Methodology	Unobservable Inputs	Range of Inputs
	June 30, 2019	December 31, 2018			June 30, 2019	December 31, 2018
Impaired loans	$6,258	$5,697	Appraisals	Discount for costs to sell	7.0%	7.0%
				Discount for quick sale	10% to 15%	10.0%
			Discounted cash flows	Interest rates	4.13% to 6.25%	4.13% to 6.25%

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

The valuation techniques described below were used to measure fair value of financial instruments in the tables below on a recurring basis and a non-recurring basis as of June 30, 2019, and December 31, 2018.
Debt Securities Available for Sale: The estimated fair values for mortgage-backed securities, corporate, and other debt securities are obtained from an independent nationally recognized third-party pricing service. The estimated fair values are derived primarily from cash flow models, which include assumptions for interest rates, credit losses, and prepayment speeds. Broker/dealer quotes are utilized as well, when such quotes are available and deemed representative of the market. The significant inputs utilized in the cash flow models are based on market data obtained from sources independent of the Company (Observable Inputs), and are therefore classified as Level 2 within the fair value hierarchy. There were no transfers of securities between Level 1 and Level 2 during the six months ended June 30, 2019.
Trading Securities: Fair values are derived from quoted market prices in active markets. The assets consist of publicly traded mutual funds.

Equity Securities: Fair values of equity securities consisting of publicly traded mutual funds are derived from quoted market prices in active markets.

Impaired Loans: At both June 30, 2019 and December 31, 2018, the Company had impaired loans held-for-investment (excluding PCI loans) with outstanding principal balances of $10.2 million, which were recorded at their estimated fair value of $6.3 million at June 30, 2019 and $5.7 million at December 31, 2018. The Company recorded a net increase in the specific reserve for impaired loans of $226,000 for the six months ended June 30, 2019, and a net decrease in the specific reserve for impaired loans of $39,000 for the six months ended June 30, 2018, and net charge-offs of $215,000 for the six months ended June 30, 2019 and net recoveries of $127,000 for the six months ended June 30, 2018, utilizing level 3 inputs. For purposes of estimating the fair value of impaired loans, management utilizes independent appraisals, if the loan is collateral dependent, adjusted downward by management, as necessary, for changes in relevant valuation factors subsequent to the appraisal date, or the present value of expected future cash flows for non-collateral dependent loans and troubled debt restructurings.

Other Real Estate Owned (OREO):  At June 30, 2019, and December 31, 2018, the Company had no assets acquired through foreclosure, or deed in lieu of foreclosure. These assets, when held, are recorded at estimated fair value, less estimated selling costs when acquired, establishing a new cost basis. Estimated fair value is generally based on independent appraisals. These appraisals include adjustments to comparable assets based on the appraisers’ market knowledge and experience, and are considered Level 3 inputs. When an asset is acquired, the excess of the loan balance over fair value, less estimated selling costs, is charged to the allowance for loan losses. If the estimated fair value of the asset declines, a write-down is recorded through non-interest expense. The valuation of foreclosed assets is subjective in nature and may be adjusted in the future because of changes in economic conditions.

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

The estimated fair value of the Company’s financial instruments at June 30, 2019, and December 31, 2018, is presented in the following tables (in thousands):

	June 30, 2019
		Estimated Fair Value
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$46,907	$46,907	$—	$—	$46,907
Trading securities	10,214	10,214	—	—	10,214
Debt securities available-for-sale	1,049,660	—	1,049,660	—	1,049,660
Debt securities held-to-maturity	8,872	—	8,877	—	8,877
Equity securities (1)	269	269	—	—	269
Federal Home Loan Bank of New York stock, at cost	32,330	—	32,330	—	32,330
Net loans held-for-investment	3,310,946	—	—	3,351,040	3,351,040
Financial liabilities:
Deposits	$3,300,191	$—	$3,306,004	$—	$3,306,004
Borrowed funds	695,105	—	698,569	—	698,569
Advance payments by borrowers for taxes and insurance	20,817	—	20,817	—	20,817

	December 31, 2018
		Estimated Fair Value
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$77,762	$77,762	$—	$—	$77,762
Trading securities	8,968	8,968	—	—	8,968
Debt securities available-for-sale	808,031	—	808,031	—	808,031
Debt securities held-to-maturity	9,505	—	9,249	—	9,249
Equity securities (1)	237	237	—		237
Federal Home Loan Bank of New York stock, at cost	22,517	—	22,517	—	22,517
Net loans held-for-investment	3,217,673	—	—	3,236,136	3,236,136
Financial liabilities:
Deposits	$3,286,512	$—	$3,291,085	$—	$3,291,085
Borrowed funds	408,891	—	403,476	—	403,476
Advance payments by borrowers for taxes and insurance	18,007	—	18,007	—	18,007

 (1) Excludes investments measured at net asset value of $2.1 million at June 30, 2019 and $1.0 million at December 31, 2018, which have not been classified in the fair value hierarchy.

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

The following is a summary of the Company’s earnings per share calculations and reconciliation of basic to diluted earnings per share for the periods indicated (dollars in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income available to common stockholders	$8,204	$10,612	$16,975	$21,056

Weighted average shares outstanding-basic	46,855,647	46,184,918	46,897,546	45,983,895
Effect of non-vested restricted stock and stock options outstanding	416,043	925,059	381,650	1,072,404
Weighted average shares outstanding-diluted	47,271,690	47,109,977	47,279,196	47,056,299
Earnings per share-basic	$0.18	$0.23	$0.36	$0.46
Earnings per share-diluted	$0.17	$0.23	$0.36	$0.45
Anti-dilutive shares	848,844	858,844	962,296	872,294

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

Note 10 – Leases

Effective January 1, 2019, the Company adopted Accounting Standards Update (“ASU”) No. 2016-02, Leases (“Topic 842”) and all subsequent ASU's that modified Topic 842, as further explained in Note 12, Recent Accounting Pronouncements. The Company’s leases primarily relate to real estate property for branches and office space with terms extending from 15 months up to 36 years. At June 30, 2019, all of the Company's leases are classified as operating leases.

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

At June 30, 2019, the Company’s operating lease right-of-use assets and related lease liabilities included in the consolidated balance sheet were $42.4 million and $46.3 million, respectively. Operating lease expense is recognized on a straight-line basis over the lease term, while variable lease payments are recognized as incurred. Variable lease payments include common area maintenance charges, real estate taxes, repairs and maintenance costs and utilities. Operating and variable lease expenses are recorded in occupancy expense in the consolidated statements of income.
Supplemental lease information at or for the three and six months ended June 30, 2019 is as follows (dollars in thousands):

	Three Months Ended June 30,	Six Months Ended June 30,
	2019	2019

Operating lease cost	$1,551	$3,017
Variable lease cost	711	1,489
Net lease cost	$2,262	$4,506
Cash paid for amounts included in measurement of operating lease liabilities	$1,513	$2,840
Right-of-use assets obtained in exchange for new operating lease liabilities	$—	$1,013
Weighted average remaining lease term at June 30, 2019		12.95 years
Weighted average discount rate at June 30, 2019		3.61%

The following table summarizes lease payment obligations for each of the next five years and thereafter in addition to a reconcilement to the Company's current lease liability (dollars in thousands):

Year	Amount
2019	$3,061
2020	6,156
2021	5,729
2022	5,068
2023	4,975
Thereafter	35,288
Total lease payments	60,277
Less: imputed interest	13,956
Present value of lease liabilities	$46,321

As of June 30, 2019, the Company had not entered into any leases that have not yet commenced.

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

Net rental expense included in occupancy expense under FASB ASC 840 was $1.5 million and $2.8 million for the three and six months ended June 30, 2018.

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
The following table summarizes non-interest income for the periods indicated (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Fees and service charges for customer services:
Service charges	$812	$771	$1,594	$1,612
ATM and card interchange fees	339	313	640	580
Investment fees	56	63	113	169
Total fees and service charges for customer services	1,207	1,147	2,347	2,361
Income on bank owned life insurance (1)	907	914	1,804	1,868
Gains on available-for-sale debt securities, net (1)	59	116	214	171
Gains on trading securities, net (1)	343	197	1,429	302
Other	50	71	86	147
Total non-interest income	$2,566	$2,445	$5,880	$4,849

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

Accounting Pronouncements Not Yet Adopted

ASU 2019-05. In May 2019, the FASB issued ASU No. 2019-05, “Financial Instruments - Credit Losses (Topic 326); Targeted Transition Relief.” This ASU allows entities to irrevocably elect, upon adoption of ASU 2016-13, the fair value option on financial instruments that (1) were previously recorded at amortized cost and (2) are within the scope of ASC 326-20 if the instruments are eligible for the fair value option under ASC 825-10. The fair value option election does not apply to held-to-maturity debt securities. Entities are required to make this election on an instrument-by-instrument basis. ASU 2019-05 has the same effective date as ASU 2016-13 (January 1, 2020). The Company does not expect to elect the fair value option, and therefore, ASU 2019-05 is not expected to impact the Company’s Consolidated Financial Statements.

ASU 2019-04. In April 2019, the FASB issued ASU No. 2019-04, "Codification Improvements to Topic 326, Financial Instruments-Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments", that clarifies and improves areas of guidance related to the recently issued standards on credit losses (ASU 2016-13), hedging (ASU 2017-12), and recognition and measurement of financial instruments (ASU 2016-01). The amendments generally have the same effective dates as their related standards. The Company does not expect the amendments of ASU 2019-04 will have a material impact on its Consolidated Financial Statements.

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

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

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

ASU No. 2016-13. In June 2016, the FASB issued No. ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires credit losses on most financial assets measured at amortized cost and certain other instruments to be measured using an expected credit loss model (referred to as the current expected credit loss (“CECL”) model. Under this model, entities will estimate credit losses over the entire contractual term of the instrument from the date of initial recognition of that instrument. Current US GAAP is based on an incurred loss model that delays recognition of credit losses until it is probable the loss has been incurred. Accordingly, it is anticipated that credit losses will be recognized earlier under the CECL model than under the incurred loss model. ASU No. 2016-13 is effective for interim and annual reporting periods beginning after December 15, 2019; early adoption is permitted for interim and annual reporting periods beginning after December 15, 2018. The Company continues to evaluate the potential effect of adoption of this pronouncement on its consolidated financial statements by identifying key interpretive issues, assessing its processes, portfolio segmentation, model development, and identifying the data and system requirements against the guidance. As part of the evaluation process, the Company has established a CECL cross-function working group that includes individuals from credit, risk management, finance, audit and lending to assess processes and has also contracted with a third-party vendor to implement enhanced modeling techniques that incorporate the loss measurement requirements in these amendments as part of adopting the ASU. We are currently working through our implementation plan which includes assessment and documentation of processes, internal controls and data sources; model development, documentation and validation; and system configuration, among other things. The adoption of ASU No. 2016-13 may result in an increase in the allowance for loan losses as a result of changing from an incurred loss model, which encompasses allowances for current known and inherent losses within the portfolio, to an expected losses model, which encompasses allowances for losses expected to be incurred over the life of the portfolio. However, as the impact of adopting the new guidance is expected to be heavily influenced by an assessment of the composition, characteristics, and credit quality of the Company’s loan portfolio as well as the economic conditions in effect at the adoption date, management is currently unable to reasonably estimate the impact of adopting the new standard.

Note 13 – Subsequent Event

In July 2019, two loans that had been previously charged-off, one in full and one partly charged-off and had cash payments for interest applied to principal, were repaid in full, resulting in an aggregate recovery of $2.3 million, which will be recognized in the third quarter of 2019 through the provision for loan losses and interest income. Additionally, the Company expects to receive bank owned life insurance proceeds in excess of the cash surrender value of the related policies of approximately $2.4 million, which will also be recognized in the third quarter of 2019, in non-interest income.

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

Critical Accounting Policies

Note 1 to the Company’s Audited Consolidated Financial Statements for the year ended December 31, 2018, included in the Company’s Annual Report on Form 10-K, as supplemented by this report, contains a summary of significant accounting policies.  Various elements of these accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments.  Certain assets are carried in the Consolidated Balance Sheets at estimated fair value or the lower of cost or estimated fair value.  Policies with respect to the methodologies used to determine the allowance for loan losses, estimated cash flows of our purchased credit-impaired (“PCI”) loans, and judgments regarding the valuation allowance against deferred tax assets are the most critical accounting policies because they are important to the presentation of the Company’s financial condition and results of operations, involve a higher degree of complexity, and require management to make subjective judgments which often require assumptions or estimates about highly uncertain matters. The use of different judgments, assumptions, and estimates could result in material differences in the results of operations or financial condition.  These critical accounting policies and their application are reviewed periodically and, at least annually, with the Audit Committee of the Board of Directors.  For a further discussion of the critical accounting policies of the Company, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.
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

Net income was $17.0 million for the six months ended June 30, 2019, as compared to $21.1 million for the six months ended June 30, 2018. Basic and diluted earnings per common share were $0.36 for the six months ended June 30, 2019, compared to basic and diluted earnings per common share of $0.46 and $0.45, respectively, for the six months ended June 30, 2018. Earnings for the six months ended June 30, 2018 benefited from excess tax benefits of $2.1 million, or $0.05 per diluted share, related to the exercise or vesting of equity awards, whereas there were no material tax benefits for the six months ended June 30, 2019. For the six months ended June 30, 2019, our return on average assets was 0.75%, as compared to 1.04% for the six months ended June 30, 2018. For the six months ended June 30, 2019, our return on average stockholders’ equity was 5.06% as compared to 6.59% for the six months ended June 30, 2018.

In July 2019, two loans that had been previously charged-off, one in full and one partly charged-off and had cash payments for interest applied to principal, were repaid in full, resulting in an aggregate recovery of $2.3 million, which will be recognized in the third quarter of 2019 through the provision for loan losses and interest income. Additionally, the Company expects to receive bank owned life insurance proceeds in excess of the cash surrender value of the related policies of approximately $2.4 million, which will also be recognized in the third quarter of 2019, in non-interest income.
Assets increased by $359.9 million, or 8.2%, to $4.77 billion at June 30, 2019, from $4.41 billion at December 31, 2018. Liabilities increased $345.2 million, or 9.2%, to $4.09 billion at June 30, 2019, from $3.74 billion at December 31, 2018.

Comparison of Financial Condition at June 30, 2019, and December 31, 2018
Total assets increased $359.9 million, or 8.2%, to $4.77 billion at June 30, 2019, from $4.41 billion at December 31, 2018. The increase was primarily due to increases in available-for sale debt securities of $241.6 million, or 29.9%, loans held-for-investment, net, of $93.6 million, or 2.9%, Federal Home Loan Bank of New York stock of $9.8 million, or 43.6%, and the recording of our operating leased assets of $42.4 million from the adoption of Accounting Standards Update (“ASU”) No. 2016-02 Leases (Topic 842) on January 1, 2019. This ASU requires us to recognize on the balance sheet right-of-use assets, which approximate the present value of our remaining lease payments. Partially offsetting these increases was a decrease in cash and cash equivalents of $30.9 million, or 39.7%.

The Company’s available-for-sale debt securities portfolio increased by $241.6 million, or 29.9%, to $1.05 billion at June 30, 2019, from $808.0 million at December 31, 2018. The increase was primarily attributable to purchases of mortgage-backed and corporate securities, utilizing excess cash from deposit growth to invest in high quality shorter-term securities, partially offset by paydowns and sales. At June 30, 2019, $844.8 million of the portfolio consisted of residential mortgage-backed securities issued or guaranteed by Fannie Mae, Freddie Mac, or Ginnie Mae. In addition, the Company held $204.5 million in corporate bonds, the majority of which were considered investment grade at June 30, 2019, and $273,000 in municipal bonds. The effective duration of the securities portfolio at June 30, 2019 was 1.97 years.

 As of June 30, 2019, our commercial real estate concentration (as defined by regulatory guidance) to total risk-based capital was 443%. Management believes that Northfield Bank (the “Bank”) has implemented appropriate risk management practices including risk assessments, board approved underwriting policies and related procedures, which include monitoring bank portfolio performance, performing market analysis (economic and real estate), and stressing of the Bank’s commercial real estate portfolio under severe adverse economic conditions. Although management believes the Bank has implemented appropriate policies and procedures to manage our commercial real estate concentration risk, the Bank’s regulators could require us to implement additional policies and procedures or could require us to maintain higher levels of regulatory capital, which might adversely affect our loan originations, ability to pay dividends, and profitability.

Loans held-for-investment, net, increased $93.6 million to $3.34 billion at June 30, 2019, from $3.25 billion at December 31, 2018, primarily due to an increase in originated loans held-for-investment of $121.9 million, partially offset by decreases in acquired loans of $26.3 million and PCI loans of $2.1 million. Originated loans held-for-investment, net, totaled $2.80 billion at June 30, 2019, as compared to $2.68 billion at December 31, 2018. The increase was primarily due to an increase in multifamily real estate loans of $98.7 million, or 5.1%, to $2.03 billion at June 30, 2019, from $1.93 billion at December 31, 2018.

On June 14, 2019, the State of New York enacted legislation increasing restrictions on rent increases in a rent-regulated apartment building. As a result of this new legislation, as well as previously existing laws and regulations, it is possible that rental income might not rise sufficiently over time to satisfy increases in the loan rate at repricing or increases in property operating expenses (e.g., utilities, taxes, etc.). In addition, if the cash flow from a property is reduced, the borrower’s ability to repay the loan, and the value of the collateral for the loan, may be impaired. This new legislation may also have the effect of reducing refinance and sales activity in the marketplace, therefore negatively affecting our ability to maintain or grow our multifamily loan portfolio. At June 30, 2019, the Company has approximately $398.2 million in multifamily loans in New York City with tenants that have some form of rent stabilization or rent control. The weighted average loan to value (“LTV”) was 45.8% based on the current balance and the collateral value at date of origination on this portfolio and the highest LTV in this portfolio is 70.2%. All of the loans are performing as agreed. Management will continue to evaluate the effect of rent regulations on the collateral values.

The following tables detail our multifamily real estate originations for the six months ended June 30, 2019 and 2018 (dollars in thousands):

For the Six Months Ended June 30, 2019
Multifamily Originations	Weighted Average Interest Rate	Weighted Average Loan-to-Value Ratio	Weighted Average Months to Next Rate Change or Maturity for Fixed Rate Loans	(F)ixed or (V)ariable	Amortization Term
$161,117	4.27%	56%	74	V	10 to 30 Years
28,838	4.43%	60%	267	F	15 to 30 Years
$189,955	4.29%	57%

For the Six Months Ended June 30, 2018
Multifamily Originations	Weighted Average Interest Rate	Weighted Average Loan-to-Value Ratio	Weighted Average Months to Next Rate Change or Maturity for Fixed Rate Loans	(F)ixed or (V)ariable	Amortization Term
$159,649	3.77%	69%	77	V	25 to 30 Years
6,615	4.07%	38%	180	F	15 Years
$166,264	3.78%	68%
Acquired loans decreased by $26.3 million to $519.9 million at June 30, 2019, from $546.2 million at December 31, 2018, primarily due to paydowns of one-to-four family residential and multifamily loans with weighted average interest rates (net of the servicing fee retained by the originating bank) of 3.63% and 2.85%, respectively, partially offset by purchases of one-to-four family residential loan pools totaling $40.9 million.
The following tables provide the details of the loan pools purchased during the six months ended June 30, 2019 and 2018 (dollars in thousands):

Six Months Ended June 30, 2019
Purchase Amount	Loan Type	Weighted Average Interest Rate(1)	Weighted Average Loan-to-Value Ratio	Weighted Average Months to Next Rate Change or Maturity for Fixed Rate Loans	(F)ixed or (V)ariable	Original Amortization Term
$4,237	Residential	4.19%	70.5%	324	F	15 - 30 Years
17,253	Residential	3.69%	63.0%	78	V	30 Years
19,448	Residential	4.19%	71.3%	333	F	30 Years
$40,938		3.98%
The geographic locations of the properties collateralizing the loans purchased in the table above are as follows: 89.6% in Massachusetts, 7.0% in New York, and 3.3% in New Jersey.

Six Months Ended June 30, 2018
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
(1) Net of servicing fee retained by the originating bank

The geographic locations of the properties collateralizing the loans purchased in the table above are as follows: 32.7% in New York, 29.9% in California, and 27.1% in Massachusetts, with the majority of the remaining balance in New Jersey.
PCI loans totaled $18.1 million at June 30, 2019, as compared to $20.1 million at December 31, 2018. The majority of the PCI loan balance consists of loans acquired as part of a Federal Deposit Insurance Corporation-assisted transaction. The Company accreted interest income of $1.0 million and $2.1 million attributable to PCI loans for the three and six months ended June 30, 2019, respectively, as compared to $1.0 million and $2.1 million for the three and six months ended June 30, 2018, respectively.

Cash and cash equivalents decreased by $30.9 million, or 39.7%, to $46.9 million at June 30, 2019, from $77.8 million at December 31, 2018. Balances fluctuate based on the timing of receipt of security and loan repayments and the redeployment of cash into higher-yielding assets such as loans and securities, or the funding of deposit outflows or borrowing maturities.

Total liabilities increased $345.2 million, or 9.2%, to $4.09 billion at June 30, 2019, from $3.74 billion at December 31, 2018. The increase was primarily attributable to an increase in deposits of $13.7 million, securities sold under agreements to repurchase of $75.0 million, other borrowings of $211.2 million, and lease liabilities of $46.3 million, attributable to capitalization of our operating leases as a result of adoption of ASU No. 2016-02, effective January 1, 2019.

Deposits increased $13.7 million, or 0.4%, to $3.30 billion at June 30, 2019, as compared to $3.29 billion at December 31, 2018. The increase was attributable to increases of $19.9 million in transaction accounts and $125.8 million in savings accounts, partially offset by decreases of $39.5 million in money market accounts, and $92.6 million in certificates of deposit.

Borrowings and securities sold under agreements to repurchase increased modestly to $695.1 million at June 30, 2019, from $408.9 million at December 31, 2018. Management utilizes borrowings to mitigate interest rate risk, for short-term liquidity, and to a lesser extent as part of leverage strategies. The following is a table of term borrowing maturities (excluding capitalized leases and overnight borrowings) and the weighted average rate by year at June 30, 2019 (dollars in thousands):

Year	Amount	Weighted Average Rate
2019	$110,000	1.66%
2020	90,000	1.65%
2021	145,000	1.94%
2022	95,000	2.33%
2023	87,500	2.89%
Thereafter	62,500	2.57%
	$590,000	2.11%

Total stockholders’ equity increased by $14.7 million to $681.1 million at June 30, 2019, from $666.4 million at December 31, 2018. The increase was primarily attributable to net income of $17.0 million for the six months ended June 30, 2019, a $13.3 million increase in accumulated other comprehensive income associated with unrealized gains on our debt securities available-for-sale portfolio, and to a lesser extent the recognition of compensation expense associated with equity awards. The increases were partially offset by $9.9 million in dividend payments and $10.1 million in stock repurchases.

Comparison of Operating Results for the Six Months Ended June 30, 2019 and 2018

Net Income. Net income was $17.0 million and $21.1 million for the six months ended June 30, 2019, and June 30, 2018, respectively. Significant variances from the comparable prior year period are: an $825,000 decrease in net interest income, a $154,000 decrease in the provision for loan losses, $1.0 million increase in non-interest income, a $3.8 million increase in non-interest expense, and a $653,000 increase in income tax expense.

Interest Income. Interest income increased $9.0 million, or 12.8%, to $79.7 million for the six months ended June 30, 2019, from $70.6 million for the six months ended June 30, 2018, due to an increase in the average balance of interest-earning assets of $380.8 million, or 9.9%, and a 10 basis point increase in the yields earned. Interest income on loans increased by $3.7 million, primarily attributable to an increase in the average loan balances of $86.4 million and a 12 basis point increase in the yield earned. Interest income on securities increased by $5.1 million, primarily attributable to an increase in the average securities balances of $295.2 million and a 38 basis point increase in the yield earned. The Company accreted interest income related to its PCI loans of $2.1 million for both six-month periods ended June 30, 2019 and June 30, 2018. Interest income on loans for the six months ended June 30, 2019 reflected loan prepayment income of $594,000, compared to $1.1 million for the six months ended June 30, 2018.

Interest Expense. Interest expense increased $9.9 million, or 64.5%, to $25.2 million for the six months ended June 30, 2019, as compared to $15.3 million for six months ended June 30, 2018, primarily due to a $9.5 million increase in interest expense on deposits. The increase in interest expense on deposits was attributed to a 52 basis point increase in the cost of interest-bearing deposits to 1.42% for the six months ended June 30, 2019, as compared to 0.90% for the six months ended June 30, 2018 and a $413.7 million, or 16.4%, increase in the average balance of interest-bearing deposit accounts. The increase in the cost of interest-bearing deposits reflects the higher interest rate environment and increased competition for deposits.
Net Interest Income.  Net interest income for the six months ended June 30, 2019 decreased $825,000, or 1.5%, to $54.5 million, from $55.3 million for the six months ended June 30, 2018, as a 30 basis point decrease in our net interest margin to 2.59% more than offset a $380.8 million, or 9.9%, increase in our average interest-earning assets. The decrease in net interest margin was primarily due to the increased cost of our interest-bearing liabilities, which increased 47 basis points to 1.50% for the six months ended June 30, 2019, from 1.03% for the six months ended June 30, 2018. The increase in our average interest-earning assets was primarily due to increases in average loans outstanding of $86.4 million, average mortgage-backed securities of $167.3 million, and average other securities of $127.9 million. Yields earned on interest-earning assets increased 10 basis points to 3.79% for the six months ended June 30, 2019, from 3.69% for the six months ended June 30, 2018, as we experienced higher yields in both our loan and securities investment portfolios. The cost of interest-bearing liabilities increased 47 basis points to 1.50% for the current period as compared to 1.03% for the comparative prior year period, a reflection of the higher short-term rate environment.

Provision for Loan Losses. The provision for loan losses decreased by $154,000 to $550,000 for the six months ended June 30, 2019, compared to $704,000 for the six months ended June 30, 2018, as an improvement in historical loss rates and environmental factors offset loan growth and higher net charge-offs. Net charge-offs for the six months ended June 30, 2019, were $215,000 compared to net recoveries of $18,000 for the six months ended June 30, 2018.

Non-interest Income. Non-interest income increased $1.0 million, or 21.3%, to $5.9 million for the six months ended June 30, 2019, from $4.8 million for the six months ended June 30, 2018, primarily due to a $1.2 million increase in gains on securities transactions, net. For the six months ended June 30, 2019, securities gains, net, included gains of $1.4 million related to the Company’s trading portfolio, compared to gains of $302,000 in the comparative prior year period. The trading portfolio is utilized to fund the Company’s deferred compensation obligation to certain employees and directors of the Company's deferred compensation plan (the “Plan”). The participants of this Plan, at their election, defer a portion of their compensation. Gains and losses on trading securities have no effect on net income since participants benefit from, and bear the full risk of, changes in the trading securities fair values. Therefore, the Company records an equal and offsetting amount in compensation expense, reflecting the change in the Company’s obligations under the Plan.

Non-interest Expense. Non-interest expense increased $3.8 million, or 11.1%, to $38.0 million for the six months ended June 30, 2019, compared to $34.2 million for the six months ended June 30, 2018. This is due primarily to a $2.6 million increase in employee compensation and benefits, $1.1 million of which is related to the Company's deferred compensation plan, which is described above and has no effect on net income. The remainder of the increase is attributable to higher costs associated with new hires related to a branch opening and new lending personnel, merit increases effective January 1, 2019, and higher medical benefit costs. Additionally, there was a $356,000 increase in occupancy costs, primarily attributable to higher rent expense related to a new branch opening, an increase of $326,000 in data processing costs, and an increase of $841,000 in advertising expense attributable to the timing of advertising programs and increased expenditures focused on driving growth. These increases were partially offset by decreases of $114,000 in professional fees and $217,000 in other expense. Non-interest expense for the six months ended June 30, 2019 included approximately $1.4 million of equity award expense related to equity awards granted on June 11, 2014, which vested in equal installments over a five year period beginning one year from the date of grant and were fully vested on June 11, 2019.

Income Tax Expense. The Company recorded income tax expense of $4.9 million for the six months ended June 30, 2019, compared to $4.2 million for the six months ended June 30, 2018. The effective tax rate for the six months ended June 30, 2019, was 22.4% compared to 16.8% for the six months ended June 30, 2018, the increase being primarily due to lower excess tax benefits related to the exercise or vesting of equity awards. Excess tax benefits were $286,000 and $2.1 million for the six months ended June 30, 2019, and June 30, 2018, respectively. Excess tax benefits will fluctuate throughout the year based on the Company's stock price and timing of employee stock option exercises and vesting of other share-based awards.

On May 15, 2019 New Jersey issued a tax technical bulletin which gave guidance on which entities are to be included in a combined group. Real Estate Investment Trusts and Investment Companies will be excluded from the combined group. They will continue to file separate company New Jersey tax returns. As a result of this guidance the Company recorded an additional $211,000 of state tax expense net of federal benefit for the six months ended June 30, 2019. The $211,000 increase was comprised of $425,000 of current tax expense, partially offset by a write-up of deferred tax assets of $214,000.

The following table sets forth average balances, average yields and costs, and certain other information for the periods indicated.

	ANALYSIS OF NET INTEREST INCOME (Dollars in thousands)
	For the Six Months Ended
	June 30, 2019			June 30, 2018
	Average Outstanding Balance	Interest	Average Yield/ Rate (1)	Average Outstanding Balance	Interest	Average Yield/ Rate (1)
Interest-earning assets:
Loans (2)	$3,239,530	$65,898	4.10%	$3,153,089	$62,243	3.98%
Mortgage-backed securities (3)	671,395	8,673	2.60	504,126	5,794	2.32
Other securities (3)	237,037	3,564	3.03	109,144	1,323	2.44
Federal Home Loan Bank of New York stock	23,357	742	6.41	25,155	812	6.51
Interest-earning deposits in financial institutions	70,591	782	2.23	69,631	445	1.29
Total interest-earning assets	4,241,910	79,659	3.79	3,861,145	70,617	3.69
Non-interest-earning assets	292,301			240,627
Total assets	$4,534,211			$4,101,772

Interest-bearing liabilities:
Savings, NOW, and money market accounts	$1,888,401	$10,171	1.09%	$1,669,009	$4,455	0.54%
Certificates of deposit	1,055,701	10,625	2.03	861,366	6,806	1.59
Total interest-bearing deposits	2,944,102	20,796	1.42	2,530,375	11,261	0.90
Borrowed funds	439,505	4,374	2.01	469,937	4,042	1.73
Total interest-bearing liabilities	3,383,607	25,170	1.50	3,000,312	15,303	1.03
Non-interest bearing deposits	382,748			409,918
Accrued expenses and other liabilities	91,603			47,615
Total liabilities	3,857,958			3,457,845
Stockholders' equity	676,253			643,927
Total liabilities and stockholders' equity	$4,534,211			$4,101,772

Net interest income		$54,489			$55,314
Net interest rate spread (4)			2.29%			2.66%
Net interest-earning assets (5)	$858,303			$860,833
Net interest margin (6)			2.59%			2.89%
Average interest-earning assets to interest-bearing liabilities			125.37%			128.69%

(1)	Average yields and rates are annualized.
(2)	Includes non-accruing loans.
(3)	Securities available-for-sale are reported at amortized cost.
(4)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(5)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(6)	Net interest margin represents net interest income divided by average total interest-earning assets.

Comparison of Operating Results for the Three Months Ended June 30, 2019 and 2018

Net Income. Net income was $8.2 million and $10.6 million for the quarters ended June 30, 2019, and June 30, 2018, respectively. Significant variances from the comparable prior year quarter are as follows: a $611,000 decrease in net interest income, a $179,000 decrease in the provision for loan losses, a $1.7 million increase in non-interest expense, and a $387,000 increase in income tax expense.

    Interest Income. Interest income increased $4.3 million, or 11.8%, to $40.2 million for the quarter ended June 30, 2019, from $35.9 million for the quarter June 30, 2018, due to an increase in the average balance of interest-earning assets of $371.5 million, or 9.5%, and an eight basis point increase in the yield earned on interest-earning assets. Interest income on loans increased by $1.9 million, primarily attributable to an increase in the average loan balances of $86.8 million, and a 12 basis point increase in the average yield on loans. The Company accreted interest income related to its PCI loans of $1.0 million for both of the quarters ended June 30, 2019 and June 30, 2018. Interest income on loans for the quarter ended June 30, 2019, included loan prepayment income of $174,000, as compared to $479,000 for the quarter ended June 30, 2018. Interest income on securities increased by $2.4 million, attributable to an increase in the average securities balances of $293.5 million as well as a 28 basis point increase in interest rates on securities.

Interest Expense. Interest expense increased $4.9 million, or 59.6%, to $13.0 million for the quarter ended June 30, 2019, from $8.2 million for the quarter ended June 30, 2018. The increase was primarily due to an increase of $4.5 million in interest expense on deposits. The increase in interest expense on deposits was attributed to an increase in the average balance of interest-bearing deposits of $372.6 million, or 14.6%, to $2.93 billion for the quarter ended June 30, 2019, from $2.56 billion for the quarter ended June 30, 2018, and a 49 basis point increase in the cost of interest-bearing deposits to 1.44% for the quarter ended June 30, 2019, as compared to 0.95% for the comparable prior year quarter, a reflection of the higher interest rate environment and increased competition for deposits.
Net Interest Income. Net interest income for the quarter ended June 30, 2019, decreased $611,000, or 2.2%, as a 30 basis point decrease in our net interest margin to 2.55% from 2.85% for the quarter ended June 30, 2018, more than offset a$371.5 million, or 9.5%, increase in our average interest-earning assets. The decrease in net interest margin was primarily due to the increased cost of our interest-bearing liabilities, which increased 45 basis points to 1.53% for the current quarter as compared to 1.08% for the comparable prior year. The increase in average interest-earning assets was due to increases in average loans outstanding of $86.8 million, average mortgage-backed securities of $192.9 million, and average other securities of $100.6 million, partially offset by an $8.2 million decrease in average interest-earning deposits in financial institutions. Yields earned on interest-earning assets increased eight basis points to 3.77% for the quarter ended June 30, 2019, from 3.69% for the quarter ended June 30, 2018, primarily due to higher yields in both our loan and securities investment portfolios.

Provision for Loan Losses. The provision for loan losses decreased by $179,000 to $491,000 for the quarter ended June 30, 2019, from $670,000 for the quarter ended June 30, 2018, as an improvement in historical loss rates and environmental factors offset an increase from loan growth and higher net charge-offs. Net charge-offs were $145,000 for the quarter ended June 30, 2019, compared to net recoveries of $40,000 for the quarter ended June 30, 2018.

Non-interest Income. Non-interest income was $2.6 million for the quarter ended June 30, 2019, compared to $2.4 million for the quarter ended June 30, 2018.

Non-interest Expense. Non-interest expense increased $1.7 million, or 10.0%, to $18.8 million for the quarter ended June 30, 2019, from $17.0 million for the quarter ended June 30, 2018. The increase was due primarily to an increase of $716,000 in compensation and employee benefits, primarily due to increased salary expense associated with new hires related to a branch opening and new lending personnel, and merit increases effective January 1, 2019. Additionally, there were increases of $170,000 in occupancy costs, primarily attributable to higher rent expense, $287,000 in data processing costs, and $688,000 in advertising expense, due in part to the timing of advertising programs and increased expenditures focused on driving growth. Non-interest expense for the quarter ended June 30, 2019 included approximately $625,000 of equity award expense related to equity awards granted on June 11, 2014, which vested in equal installments over a five year period beginning one year from the date of grant and were fully vested on June 11, 2019.

Income Tax Expense. The Company recorded income tax expense of $2.3 million for the quarter ended June 30, 2019, compared to $1.9 million for the quarter ended June 30, 2018. The effective tax rate for the quarter ended June 30, 2019, was 21.7% compared to 15.1% for the quarter ended June 30, 2018, the increase being primarily due to lower excess tax benefits related to the exercise or vesting of equity awards. Excess tax benefits were $193,000 and $1.3 million for the quarters ended June 30, 2019, and June 30, 2018, respectively.

On May 15, 2019 New Jersey issued a tax technical bulletin which gave guidance on which entities are to be included in a combined group. Real Estate Investment Trusts and Investment Companies will be excluded from the combined group. They will continue to file separate company New Jersey tax returns. As a result of this guidance the Company recorded an additional $211,000 of state tax expense net of federal benefit for the quarter ended June 30, 2019. The $211,000 increase was comprised of $425,000 of current tax expense, partially offset by a write-up of deferred tax assets of $214,000.

The following table sets forth average balances, average yields and costs, and certain other information for the periods indicated.

	ANALYSIS OF NET INTEREST INCOME (Dollars in thousands)
	For the Three Months Ended
	June 30, 2019			June 30, 2018
	Average Outstanding Balance	Interest	Average Yield/ Rate (1)	Average Outstanding Balance	Interest	Average Yield/ Rate (1)
Interest-earning assets:
Loans (2)	$3,260,550	$33,308	4.10%	$3,173,787	$31,456	3.98%
Mortgage-backed securities (3)	714,930	4,599	2.58	522,009	3,068	2.36
Other securities (3)	227,379	1,699	3.00	126,823	821	2.60
Federal Home Loan Bank of New York stock	24,966	340	5.46	25,487	398	6.26
Interest-earning deposits in financial institutions	48,885	247	2.03	57,061	192	1.35
Total interest-earning assets	4,276,710	40,193	3.77	3,905,167	35,935	3.69
Non-interest-earning assets	298,223			238,225
Total assets	$4,574,933			$4,143,392

Interest-bearing liabilities:
Savings, NOW, and money market accounts	$1,918,810	$5,377	1.12%	$1,655,819	$2,312	0.56%
Certificates of deposit	1,010,045	5,172	2.05	900,437	3,738	1.67
Total interest-bearing deposits	2,928,855	10,549	1.44	2,556,256	6,050	0.95
Borrowed funds	487,115	2,485	2.05	475,067	2,115	1.79
Total interest-bearing liabilities	3,415,970	13,034	1.53	3,031,323	8,165	1.08
Non-interest bearing deposits	385,820			414,792
Accrued expenses and other liabilities	93,176			50,589
Total liabilities	3,894,966			3,496,704
Stockholders' equity	679,967			646,688
Total liabilities and stockholders' equity	$4,574,933			$4,143,392

Net interest income		$27,159			$27,770
Net interest rate spread (4)			2.24%			2.61%
Net interest-earning assets (5)	$860,740			$873,844
Net interest margin (6)			2.55%			2.85%
Average interest-earning assets to interest-bearing liabilities			125.20%			128.83%

(1)	Average yields and rates are annualized.
(2)	Includes non-accruing loans.
(3)	Securities available-for-sale are reported at amortized cost.
(4)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(5)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(6)	Net interest margin represents net interest income divided by average total interest-earning assets.

Asset Quality

Purchased Credit Impaired Loans

PCI loans are recorded at estimated fair value using discounted expected future cash flows deemed to be collectible on the date acquired. Based on its detailed review of PCI loans and experience in loan workouts, management believes it has a reasonable expectation about the amount and timing of future cash flows and accordingly has classified PCI loans ($18.1 million at June 30, 2019 and $20.1 million at December 31, 2018) as accruing, even though they may be contractually past due. At June 30, 2019, 6.1% of PCI loans were past due 30 to 89 days, and 22.3% were past due 90 days or more, as compared to 10.0% and 23.3%, respectively, at December 31, 2018.

Originated and Acquired loans

The following table details total originated and acquired (including held-for-sale, but excluding PCI) non-accruing loans, non-performing loans, non-performing assets, troubled debt restructurings (TDRs) on which interest is accruing, and accruing loans 30 to 89 days delinquent at June 30, 2019, and December 31, 2018 (dollars in thousands):

	June 30, 2019	December 31, 2018
Non-accrual loans:
Held-for-investment
Real estate loans:
Commercial	$9,234	$7,291
One-to-four family residential	1,026	1,129
Multifamily	447	566
Home equity and lines of credit	150	151
Commercial and industrial	—	25
Total non-accrual loans	10,857	9,162
Loans delinquent 90 days or more and still accruing:
Held-for-investment
Real estate loans:
One-to-four family residential	6	33
Home equity and lines of credit	20	—
Total loans delinquent 90 days or more and still accruing	26	33
Total non-performing loans	10,883	9,195
Total non-performing assets	$10,883	$9,195
Non-performing loans to total loans	0.33%	0.28%
Non-performing assets to total assets	0.23%	0.21%
Loans subject to restructuring agreements and still accruing	$14,508	$16,390
Accruing loans 30 to 89 days delinquent	$4,291	$8,562

The increase in non-accrual loans during the quarter was primarily attributable to two commercial real estate loans totaling approximately $2.6 million (originated $1.3 million and acquired $1.3 million) being placed on non-accrual status during the quarter ended June 30, 2019. The loans have been individually evaluated for impairment and are adequately secured by collateral with an aggregate fair value of approximately $3.4 million.

Accruing Loans 30 to 89 Days Delinquent

Loans 30 to 89 days delinquent and on accrual status totaled $4.3 million and $8.6 million at June 30, 2019 and December 31, 2018, respectively. The following table sets forth delinquencies for accruing loans by type and by amount at June 30, 2019 and December 31, 2018 (in thousands):

	June 30, 2019	December 31, 2018
Held-for-investment
Real estate loans:
Commercial	$2,237	$2,377
One-to-four family residential	1,798	4,120
Multifamily	—	2,018
Commercial and industrial loans	248	45
Other loans	7	2
Total delinquent accruing loans	$4,290	$8,562

Loans Subject to TDR Agreements

Included in non-accruing loans are loans subject to TDR agreements totaling $4.5 million and $513,000 at June 30, 2019 and December 31, 2018, respectively. The increase in non-accruing TDR loans was primarily due to two impaired commercial real estate loans, one with a net carrying balance of $2.8 million, designated a performing TDR during the quarter ended March 31, 2019, as payment terms of the loan were modified, and the second loan with a net carrying balance of $1.3 million, put on non-accrual status during the quarter ended June 30, 2019. At June 30, 2019, two of the non-accruing TDRs totaling $1.5 million were not performing in accordance with their restructured terms, and are collateralized by real estate with an aggregate estimated fair value of $2.7 million. At December 31, 2018, one of the non-accruing TDRs totaling $235,000 was not performing in accordance with its restructured terms and is collateralized by real estate with an estimated fair value of $672,000.

The Company also holds loans subject to restructuring agreements that are on accrual status totaling $14.5 million and $16.4 million at June 30, 2019 and December 31, 2018, respectively. At June 30, 2019, $14.1 million, or 97.3%, of the $14.5 million of accruing loans subject to restructuring agreements were performing in accordance with their restructured terms. At December 31, 2018, $14.8 million, or 90.1%, of the $16.4 million of accruing loans subject to restructuring agreements were performing in accordance with their restructured terms. Generally, the types of concessions that we make to troubled borrowers include both temporary and permanent reductions to interest rates, extensions of payment terms, and, to a lesser extent, forgiveness of principal and interest.

The following table details the amounts and categories of the loans subject to restructuring agreements by loan type as of June 30, 2019 and December 31, 2018 (in thousands):

	June 30, 2019		December 31, 2018
	Non-Accruing	Accruing	Non-Accruing	Accruing
Real estate loans:
Commercial	$4,130	$11,100	$—	$12,664
One-to-four family residential	355	2,278	361	2,324
Multifamily	41	1,007	152	1,268
Home equity and lines of credit	—	58	—	61
Commercial and industrial loans	—	65	—	73
	$4,526	$14,508	$513	$16,390

Performing in accordance with restructured terms	66.0%	97.3%	54.2%	90.1%

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
The Bank's primary sources of funds are deposits, principal and interest payments on loans and securities, borrowed funds, the proceeds from maturing securities and short-term investments, and to a lesser extent, proceeds from the sales of loans and securities and wholesale borrowings. The scheduled amortization of loans and securities, as well as proceeds from borrowed funds, are predictable sources of funds. Other funding sources, however, such as deposit inflows and loan prepayments are greatly influenced by market interest rates, economic conditions, and competition. The Bank is a member of the FHLBNY, which provides an additional source of short-term and long-term funding. The Bank also has short-term borrowing capabilities with the Federal Reserve Bank of New York. The Bank’s borrowed funds, excluding lease obligations floating rate advances and overnight line of credit, were $590.0 million at June 30, 2019, and had a weighted average interest rate of 2.11%. A total of $175.0 million of these borrowings will mature in less than one year. Borrowed funds, excluding floating rate advances and overnight line of credit, were $403.5 million at December 31, 2018. The Bank has the ability to obtain additional funding from the FHLB and Federal Reserve Bank of New York's discount window of approximately $1.44 billion utilizing unencumbered securities of $475.4 million and loans of $967.8 million at June 30, 2019. The Bank also has a Letter of Credit (“LOC”) of up to $50.0 million with the FHLBNY for the purpose of collateralizing municipal deposits. Any amount pledged for such deposits under the LOC reduces the Bank's available borrowing amount under the FHLB advance agreement. The Bank expects to have sufficient funds available to meet current commitments in the normal course of business.

Northfield Bancorp, Inc. (standalone) is a separate legal entity from the Bank and must provide for its own liquidity to pay dividends, repurchase its stock, and for other corporate purposes. Northfield Bancorp, Inc.'s primary source of liquidity is dividend payments from the Bank. At June 30, 2019, Northfield Bancorp, Inc. (standalone) had liquid assets of $42.8 million.

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

At June 30, 2019 and December 31, 2018, as set forth in the following table, both the Bank and Northfield Bancorp, Inc. exceeded all of the regulatory capital requirements to which they were subject at such dates.

	Northfield Bank	Northfield Bancorp, Inc.	For Capital Adequacy Purposes (1)	For Well Capitalized Under Prompt Corrective Action Provisions
As of June 30, 2019:
Common equity Tier 1 capital (to risk-weighted assets)	14.69%	16.37%	6.375%	6.50%
Tier 1 leverage	12.62%	14.06%	4.000%	5.00%
Tier I capital (to risk-weighted assets)	14.69%	16.37%	7.875%	8.00%
Total capital (to risk-weighted assets)	15.42%	17.10%	9.875%	10.00%
As of December 31, 2018:
Common equity Tier 1 capital (to risk-weighted assets)	16.00%	17.17%	6.375%	6.50%
Tier 1 leverage	13.81%	14.82%	4.000%	5.00%
Tier I capital (to risk-weighted assets)	16.00%	17.17%	7.875%	8.00%
Total capital (to risk-weighted assets)	16.76%	17.93%	9.875%	10.00%

(1) Includes capital conservation buffer at June 30, 2019 and December 31, 2018.
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
The following table shows the contractual obligations of the Company by expected payment period as of June 30, 2019 (in thousands):

Contractual Obligations	Total	Less than One Year		One to less than Three Years	Three to less than Five Years	More than Five Years
Borrowings	$695,105	$280,105	(1)	$245,000	$157,500	$12,500
Operating lease liabilities	60,277	6,152		11,424	9,762	32,939
Commitments to originate loans	104,443	104,443		—	—	—
Commitments to fund unused lines of credit	140,626	140,626		—	—	—

(1) Includes $100.0 million overnight line of credit and $5.1 million of floating rate advances.

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

The following tables set forth, as of June 30, 2019 and December 31, 2018, our calculation of the estimated changes in our NPV, NPV ratio, and percent change in net interest income that would result from the designated instantaneous and sustained changes in interest rates (dollars in thousands).  Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments and deposit repricing characteristics including decay rates, and correlations to movements in interest rates, and should not be relied on as indicative of actual results.

	NPV at June 30, 2019
Change in Interest Rates (basis points)	Estimated Present Value of Assets	Estimated Present Value of Liabilities	Estimated NPV	Estimated Change In NPV	Estimated Change in NPV %	Estimated NPV/Present Value of Assets Ratio	Next 12 Months Net Interest Income Percent Change	Months 13-24 Net Interest Income Percent Change
+400	$4,379,703	$3,697,911	$681,792	$(148,797)	(17.91)%	15.57%	(15.83)%	0.48%
+300	4,479,605	3,763,117	716,488	(114,101)	(13.74)	15.99	(11.55)	0.63
+200	4,588,060	3,830,783	757,277	(73,312)	(8.83)	16.51	(7.05)	1.32
+100	4,697,835	3,901,523	796,312	(34,277)	(4.13)	16.95	(3.05)	1.37
—	4,806,611	3,976,022	830,589	—	—	17.28	—	—
(100)	4,917,328	4,059,409	857,919	27,330	3.29	17.45	0.35	(4.36)
(200)	5,051,853	4,145,526	906,327	75,738	9.12	17.94	0.88	(6.16)

	NPV at December 31, 2018
Change in Interest Rates (basis points)	Estimated Present Value of Assets	Estimated Present Value of Liabilities	Estimated NPV	Estimated Change In NPV	Estimated Change in NPV %	Estimated NPV/Present Value of Assets Ratio	Next 12 Months Net Interest Income Percent Change	Months 13-24 Net Interest Income Percent Change
+400	$4,031,597	$3,319,312	$712,285	$(149,277)	(17.33)%	17.67%	(16.59)%	(3.47)%
+300	4,124,540	3,376,794	747,746	(113,816)	(13.21)	18.13	(12.38)	(2.56)
+200	4,223,771	3,436,264	787,507	(74,055)	(8.60)	18.64	(7.84)	(0.97)
+100	4,324,514	3,498,443	826,071	(35,491)	(4.12)	19.10	(3.71)	(0.11)
—	4,425,777	3,564,215	861,562	—	—	19.47	—	—
(100)	4,527,603	3,637,211	890,392	28,830	3.35	19.67	1.27	(2.13)
(200)	4,633,379	3,712,989	920,390	58,828	6.83	19.86	2.03	(3.03)

At June 30, 2019, in the event of a 200 basis point decrease in interest rates, we would experience a 9.12% increase in estimated net portfolio value and a 0.88% increase in net interest income in year one and a 6.16% decrease in net interest income in year two. In the event of a 400 basis point increase in interest rates, we would experience a 17.91% decrease in estimated net portfolio value and a 15.83% decrease in net interest income in year one and a 0.48% increase in net interest income in year two. Our policies provide that, in the event of a 200 basis point decrease or less in interest rates, our net present value ratio should decrease by no more than 300 basis points and 10%, and in the event of a 400 basis point increase or less, our net present value should decrease by no more than 475 basis points and 35%. In the event of a 200 basis point decrease or less, our projected net interest income should decrease by no more than 10% in year one, and in the event of a 400 basis point increase or less, our projected net interest income should decrease by no more than 30% in year one and 22% in year two. However, when the federal funds rate is low and negative rate shocks do not produce meaningful results, management may temporarily suspend use of guidelines for negative interest rate shocks. At June 30, 2019, we were in compliance with all board approved policies with respect to interest rate risk management.

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

ITEM 4.    CONTROLS AND PROCEDURES
An evaluation was performed under the supervision and with the participation of the Company’s management, including the President and Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of June 30, 2019.  Based on that evaluation, the Company’s management, including the President and Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

During the three months ended June 30, 2019, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

ITEM 1.     LEGAL PROCEEDINGS
The Company and subsidiaries are subject to various legal actions arising in the normal course of business.  In the opinion of management, the resolution of these legal actions is not expected to have a material adverse effect on the Company’s consolidated financial condition or results of operations.

ITEM 1A.  RISK FACTORS
During the quarter ended June 30, 2019, there have been no material changes to the risk factors as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, as filed with the Securities and Exchange Commission, except as described below:

The performance of the Company's multifamily loans could be adversely impacted by regulation.
Multifamily loans generally involve a greater risk than one-to-four family residential loans, including being subject to legislation and government regulations involving rent control and rent stabilization, which are outside the control of the borrower or the Company. These regulations could have a negative effect on the future cash flow of such properties and the related underlying values of such properties which many times is the sole collateral for the loan.
On June 14, 2019, the State of New York enacted legislation increasing restrictions on rent increases in a rent-regulated apartment building. As a result of this new legislation, as well as previously existing laws and regulations, it is possible that rental income might not rise sufficiently over time to satisfy increases in the loan rate at repricing or increases in property operating expenses (e.g., utilities, taxes, etc.). In addition, if the cash flow from a property is reduced, the borrower’s ability to repay the loan, and the value of the collateral for the loan, may be impaired. This new legislation may also have the effect of reducing refinance and sales activity in the marketplace, therefore negatively affecting our ability to maintain or grow our multifamily loan portfolio. At June 30, 2019, the Company has approximately $398.2 million in multifamily loans in New York City with tenants that have some form of rent stabilization or rent control. The weighted average loan to value (“LTV”) was 45.8% based on the current balance and the collateral value at date of origination on this portfolio and the highest LTV in this portfolio is 70.2%. All of the loans are performing as agreed. Management will continue to evaluate the effect of rent regulations on the collateral values.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	Unregistered Sale of Equity Securities. There were no sales of unregistered securities during the period covered by this report.

(b)	Use of Proceeds. Not applicable.

(c)	Repurchases of Our Equity Securities.
The following table shows the Company’s repurchase of its common stock for the three months ended June 30, 2019.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (1)
May 1, 2019 through May 31, 2019	397,395	$15.12	397,395	$31,181,899
June 1, 2019 through June 30, 2019	266,100	15.21	266,100	27,135,320
Total	663,495		663,495
(1) On April 24, 2019, the Company's Board of Directors approved a new $37.2 million stock repurchase program under which the Company is authorized to repurchase shares and anticipates conducting such repurchases in accordance with Rule 10b5-1 of the Securities and Exchange Commission. The timing of the repurchases will depend on certain factors, including but not limited to, market conditions and prices, the Company’s liquidity and capital requirements, and alternative uses of capital. Any repurchased shares will be held as treasury stock and will be available for general corporate purposes. The repurchases may be suspended, terminated or modified at any time for any reason, including market conditions, the cost of repurchasing shares, the availability of alternative investment opportunities, liquidity, and other factors deemed appropriate. These factors may also affect the timing and amount of share repurchases. The Company is not obligated to purchase any particular number of shares.

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

101.INS	XBRL (Extensible Business Reporting Language) Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover page information from the Company's Quarterly Report on Form 10-Q filed August 9, 2019, formatted in Inline XBRL

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTHFIELD BANCORP, INC.
(Registrant)

Date: August 9, 2019

/s/ Steven M. Klein
Steven M. Klein
President and Chief Executive Officer

/s/ William R. Jacobs
William R. Jacobs
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)