Form 10-Q
period 2019-09-30
Northfield Bancorp, Inc.
filed 2019-11-08
CIK 1493225

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
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
As of October 31, 2019, the registrant had 49,175,347 shares of Common Stock, par value $0.01 per share, issued and outstanding.

NORTHFIELD BANCORP, INC.
Form 10-Q Quarterly Report

PART I
ITEM 1.     FINANCIAL STATEMENTS

NORTHFIELD BANCORP, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited) (In thousands, except share amounts)

	September 30, 2019	December 31, 2018
ASSETS:
Cash and due from banks	$17,487	$15,147
Interest-bearing deposits in other financial institutions	52,165	62,615
Total cash and cash equivalents	69,652	77,762
Trading securities	10,375	8,968
Debt securities available-for-sale, at estimated fair value	1,059,560	808,031
Debt securities held-to-maturity, at amortized cost	8,817	9,505
(estimated fair value of $8,907 at September 30, 2019, and $9,249 at December 31, 2018)
Equity securities	2,288	1,280
Originated loans held-for-investment, net	2,859,704	2,678,877
Loans acquired	478,009	546,150
Purchased credit-impaired (“PCI”) loans held-for-investment	17,435	20,143
Loans held-for-investment, net	3,355,148	3,245,170
Allowance for loan losses	(28,066)	(27,497)
Net loans held-for-investment	3,327,082	3,217,673
Accrued interest receivable	13,818	12,959
Bank owned life insurance	154,204	154,135
Federal Home Loan Bank of New York stock, at cost	32,105	22,517
Premises and equipment, net	25,967	25,605
Goodwill	38,411	38,411
Operating lease right-of-use assets	41,228	—
Other assets	24,804	31,586
Total assets	$4,808,311	$4,408,432
LIABILITIES AND STOCKHOLDERS’ EQUITY:
LIABILITIES:
Deposits	$3,337,309	$3,286,512
Securities sold under agreements to repurchase	75,000	—
Other borrowings	616,161	408,891
Operating lease liabilities	45,196	—
Advance payments by borrowers for taxes and insurance	18,751	18,007
Accrued expenses and other liabilities	25,954	28,583
Total liabilities	4,118,371	3,741,993
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value; 25,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value: 150,000,000 shares authorized, 60,933,707 shares issued at
September 30, 2019 and December 31, 2018, 49,154,878 and 49,635,673 outstanding at September 30, 2019, and December 31, 2018, respectively	609	609
Additional paid-in-capital	547,835	546,219
Unallocated common stock held by employee stock ownership plan	(20,236)	(20,992)
Retained earnings	317,592	302,544
Accumulated other comprehensive income (loss)	5,186	(9,147)
Treasury stock at cost; 11,778,829 and 11,298,034 shares at September 30, 2019, and December 31, 2018, respectively	(161,046)	(152,794)
Total stockholders’ equity	689,940	666,439
Total liabilities and stockholders’ equity	$4,808,311	$4,408,432

See accompanying notes to unaudited consolidated financial statements.

NORTHFIELD BANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited) (In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Interest income:
Loans	$35,285	$32,443	$101,183	$94,686
Mortgage-backed securities	5,409	3,475	14,082	9,269
Other securities	1,511	1,104	5,075	2,427
Federal Home Loan Bank of New York dividends	396	428	1,138	1,240
Deposits in other financial institutions	246	277	1,028	722
Total interest income	42,847	37,727	122,506	108,344
Interest expense:
Deposits	10,516	7,593	31,312	18,854
Borrowings	3,511	2,210	7,885	6,252
Total interest expense	14,027	9,803	39,197	25,106
Net interest income	28,820	27,924	83,309	83,238
(Recovery) provision for loan losses	(1,300)	1,304	(750)	2,008
Net interest income after provision for loan losses	30,120	26,620	84,059	81,230
Non-interest income:
Fees and service charges for customer services	1,286	1,241	3,633	3,602
Income on bank owned life insurance	3,268	919	5,071	2,787
Gains on available-for-sale debt securities, net	123	7	337	178
Gains on trading securities, net	28	412	1,457	714
Other	28	58	115	205
Total non-interest income	4,733	2,637	10,613	7,486
Non-interest expense:
Compensation and employee benefits	9,033	9,443	29,890	27,681
Occupancy	3,084	3,015	9,486	9,061
Furniture and equipment	280	239	804	747
Data processing	1,517	1,153	4,217	3,527
Professional fees	938	886	2,496	2,558
Advertising	746	561	2,841	1,815
FDIC insurance	5	241	537	812
Other	1,266	1,562	4,552	5,065
Total non-interest expense	16,869	17,100	54,823	51,266
Income before income tax expense	17,984	12,157	39,849	37,450
Income tax expense	4,845	3,081	9,735	7,318
Net income	$13,139	$9,076	$30,114	$30,132
Net income per common share:
Basic	$0.28	$0.19	$0.64	$0.65
Diluted	$0.28	$0.19	$0.64	$0.64

See accompanying notes to unaudited consolidated financial statements.

NORTHFIELD BANCORP, INC. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME - (Continued) (Unaudited) (In thousands)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net Income	$13,139	$9,076	$30,114	$30,132
Other comprehensive income (loss):
Unrealized gains (losses) on debt securities available-for-sale:
Net unrealized holding gains (losses)	1,549	(2,674)	20,242	(11,117)
Less: reclassification adjustment for net gains included in net income	(123)	(7)	(337)	(178)
Net unrealized gains (losses)	1,426	(2,681)	19,905	(11,295)
Income tax (expense) benefit related to net unrealized holding gains (losses) on debt securities available-for-sale	(434)	748	(5,666)	3,117
Income tax benefit related to reclassification adjustment for gains included in net income	34	2	94	50
Other comprehensive income (loss), net of tax	1,026	(1,931)	14,333	(8,128)
Comprehensive income	$14,165	$7,145	$44,447	$22,004

See accompanying notes to unaudited consolidated financial statements.

NORTHFIELD BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Three Months Ended September 30, 2019 and 2018
(Unaudited) (In thousands, except share data)

	Common Stock
	Shares Outstanding	Par Value	Additional Paid-in Capital	Unallocated Common Stock Held by the Employee Stock Ownership Plan	Retained Earnings	Accumulated Other Comprehensive Income (loss) Net of tax	Treasury Stock	Total Stockholders' Equity
Balance at June 30, 2018	49,481,589	$609	$544,404	$(21,737)	$292,900	$(11,648)	$(154,873)	$649,655
Net income					9,076			9,076
Other comprehensive loss, net of tax						(1,931)		(1,931)
ESOP shares allocated or committed to be released			257	258				515
Stock compensation expense			1,370					1,370
Net issuance of restricted stock	11,800		(156)				156	—
Exercise of stock options, net	41,681		(136)				563	427
Cash dividends declared and paid ($0.10 per common share)					(4,687)			(4,687)
Repurchase of treasury stock (average cost of $16.85 per share)	(326)						(5)	(5)
Balance at September 30, 2018	49,534,744	$609	$545,739	$(21,479)	$297,289	$(13,579)	$(154,159)	$654,420

Balance at June 30, 2019	49,112,139	$609	$548,197	$(20,491)	$309,594	$4,160	$(160,976)	$681,093
Net income					13,139			13,139
Other comprehensive income, net of tax						1,026		1,026
ESOP shares allocated or committed to be released			231	255				486
Stock compensation expense			425					425
Exercise of stock options, net	407,844		(1,018)				5,564	4,546
Cash dividends declared and paid ($0.11 per common share)					(5,141)			(5,141)
Repurchase of treasury stock (average cost of $15.31 per share)	(365,105)						(5,634)	(5,634)
Balance at September 30, 2019	49,154,878	$609	$547,835	$(20,236)	$317,592	$5,186	$(161,046)	$689,940

See accompanying notes to unaudited consolidated financial statements.

NORTHFIELD BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Nine Months Ended September 30, 2019 and 2018
(Unaudited) (In thousands, except share data)

	Common Stock
	Shares Outstanding	Par Value	Additional Paid-in Capital	Unallocated Common Stock Held by the Employee Stock Ownership Plan	Retained Earnings	Accumulated Other Comprehensive Income (loss) Net of tax	Treasury Stock	Total Stockholders' Equity
Balance at December 31, 2017	48,803,885	$609	$548,864	$(22,244)	$281,138	$(5,451)	$(164,039)	$638,877
Net income					30,132			30,132
Other comprehensive loss, net of tax						(8,128)		(8,128)
ESOP shares allocated or committed to be released			755	765				1,520
Stock compensation expense			4,087					4,087
Net issuance of restricted stock	10,040		(133)				133	—
Exercise of stock options, net	721,145		(7,834)				9,752	1,918
Cash dividends declared and paid ($0.30 per common share)					(13,981)			(13,981)
Repurchase of treasury stock (average cost of $16.85 per share)	(326)						(5)	(5)
Balance at September 30, 2018	49,534,744	$609	$545,739	$(21,479)	$297,289	$(13,579)	$(154,159)	$654,420

Balance at December 31, 2018	49,635,673	$609	$546,219	$(20,992)	$302,544	$(9,147)	$(152,794)	$666,439
Net income					30,114			30,114
Other comprehensive income, net of tax						14,333		14,333
ESOP shares allocated or committed to be released			623	756				1,379
Stock compensation expense			2,865					2,865
Forfeitures of restricted stock	(8,000)		118				(118)	—
Exercise of stock options, net	555,805		(1,990)				7,565	5,575
Cash dividends declared and paid ($0.33 per common share)					(15,066)			(15,066)
Repurchase of treasury stock (average cost of $15.23 per share)	(1,028,600)						(15,699)	(15,699)
Balance at September 30, 2019	49,154,878	$609	$547,835	$(20,236)	$317,592	$5,186	$(161,046)	$689,940

See accompanying notes to unaudited consolidated financial statements.

NORTHFIELD BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (In thousands)

	Nine Months Ended September 30,
	2019	2018

Net income	$30,114	$30,132
Adjustments to reconcile net income to net cash provided by operating activities:
(Recovery) provision for loan losses	(750)	2,008
ESOP and stock compensation expense	4,244	5,607
Depreciation	2,316	2,261
Amortization of premiums, and deferred loan costs, net of (accretion) of discounts, and deferred loan fees	3,118	1,798
Amortization of intangible assets	201	247
Amortization of operating lease right-of-use assets	3,345	—
Accretion of operating lease liabilities	1,223	—
Income on bank owned life insurance	(5,071)	(2,787)
Gains on available-for-sale debt securities, net	(337)	(178)
Gains on trading securities, net	(1,457)	(714)
Net sales (purchases) of trading securities	50	(359)
Increase in accrued interest receivable	(859)	(1,271)
Decrease in other assets	410	2,052
(Decrease) increase in accrued expenses and other liabilities	(2,630)	3,323
Net cash provided by operating activities	33,917	42,119
Cash flows from investing activities:
Net increase in loans receivable	(64,950)	(29,891)
Purchases of loans	(44,918)	(37,593)
Purchases of Federal Home Loan Bank of New York stock	(25,901)	(14,956)
Redemptions of Federal Home Loan Bank of New York stock	16,313	16,042
Purchases of debt securities available-for-sale	(456,535)	(359,265)
Purchases of equity securities	(1,008)	—
Principal payments and maturities on debt securities available-for-sale	168,931	88,630
Principal payments and maturities on debt securities held-to-maturity	658	352
Proceeds from sale of debt securities available-for-sale	54,438	32,115
Proceeds from bank owned life insurance	5,002	173
Purchases and improvements of premises and equipment	(2,678)	(1,744)
Net cash used in investing activities	(350,648)	(305,287)
Cash flows from financing activities:
Net increase in deposits	50,797	304,289
Dividends paid	(15,066)	(13,981)
Exercise of stock options	5,575	1,918
Purchase of treasury stock	(15,699)	(5)
Increase in advance payments by borrowers for taxes and insurance	744	2,201
Repayments under capital lease obligations	(44)	(188)
Proceeds from securities sold under agreements to repurchase and other borrowings	685,816	397,465
Repayments related to securities sold under agreements to repurchase and other borrowings	(403,502)	(427,635)
Net cash provided by financing activities	308,621	264,064
Net (decrease) increase in cash and cash equivalents	(8,110)	896
Cash and cash equivalents at beginning of period	77,762	57,839
Cash and cash equivalents at end of period	$69,652	$58,735

See accompanying notes to unaudited consolidated financial statements.

NORTHFIELD BANCORP, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued) (Unaudited) (In thousands)
	Nine Months Ended September 30,
	2019	2018
Supplemental cash flow information:
Cash paid during the period for:
Interest	$39,588	$24,699
Income taxes	6,973	7,767
Non-cash transactions:
Loan (recoveries) charge-offs, net	(1,319)	481
Initial recognition of operating lease right-of use assets	43,560	—
Initial recognition of operating lease liabilities	47,328	—
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

In the opinion of management, all adjustments (consisting solely of normal and recurring adjustments) necessary for the fair presentation of the consolidated financial condition and the consolidated results of operations for the unaudited periods presented have been included. The results of operations and other data presented for the three and nine months ended September 30, 2019 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2019 or for any other period. Whenever necessary, certain prior year amounts are reclassified to conform to the current year presentation.
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

Note 2 – Debt Securities Available-for-Sale
The following is a comparative summary of mortgage-backed and other debt securities available-for-sale at September 30, 2019, and December 31, 2018 (in thousands):

	September 30, 2019
		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
	cost	gains	losses	value
Mortgage-backed securities:
Pass-through certificates:
Government sponsored enterprises (GSE)	$352,730	$6,189	$774	$358,145
Real estate mortgage investment conduits (REMICs):
GSE	515,961	2,522	2,071	516,412
Non-GSE	55	—	—	55
	868,746	8,711	2,845	874,612
Other debt securities:
Municipal bonds	220	2	—	222
Corporate bonds	183,459	1,284	17	184,726
	183,679	1,286	17	184,948
Total debt securities available-for-sale	$1,052,425	$9,997	$2,862	$1,059,560

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

	December 31, 2018
		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
	cost	gains	losses	value
Mortgage-backed securities:
Pass-through certificates:
GSE	$317,530	$800	$3,542	$314,788
REMICs:
GSE	258,050	92	7,979	250,163
Non-GSE	59	—	1	58
	575,639	892	11,522	565,009
Other debt securities:
Municipal bonds	270	3	—	273
Corporate bonds	244,892	72	2,215	242,749
	245,162	75	2,215	243,022
Total debt securities available-for-sale	$820,801	$967	$13,737	$808,031

The following is a summary of the expected maturity distribution of debt securities available-for-sale, other than mortgage-backed securities, at September 30, 2019 (in thousands):

Available-for-sale	Amortized cost	Estimated fair value
Due in one year or less	$64,921	$65,260
Due after one year through five years	118,758	119,688
	$183,679	$184,948

 Contractual maturities for mortgage-backed securities are not included above, as expected maturities on mortgage-backed securities may differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without penalties.

Certain debt securities available-for-sale are pledged or encumbered to secure borrowings under Pledge Agreements and Repurchase Agreements and for other purposes required by law.  At September 30, 2019, the fair value of debt securities available-for-sale that were pledged to secure borrowings and deposits was $554.8 million.

For the three and nine months ended September 30, 2019, the Company had gross proceeds of $20.0 million and $54.4 million, respectively, on sales of debt securities available-for-sale, with gross realized gains of $123,000 and $337,000, respectively, and no gross realized losses. For the three months and nine months ended September 30, 2018, the Company had gross proceeds of $2.5 million and $32.1 million, respectively, on sales of debt securities available-for-sale, with gross realized gains of $7,000 and $183,000 and gross realized losses of $0 and $5,000, for the three months and nine months ended September 30, 2018, respectively. The Company recognized net gains of $28,000 and $1.5 million on its trading securities portfolio during the three and nine months ended September 30, 2019, respectively, and net gains of $412,000 and $714,000, during the three and nine months ended September 30, 2018, respectively.

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

Gross unrealized losses on mortgage-backed and other debt securities available-for-sale, and the estimated fair value of the related securities, aggregated by security category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2019, and December 31, 2018, were as follows (in thousands):

	September 30, 2019
	Less than 12 months		12 months or more		Total
	Unrealized	Estimated	Unrealized	Estimated	Unrealized	Estimated
	losses	fair value	losses	fair value	losses	fair value
Mortgage-backed securities:
Pass-through certificates:
GSE	$1	$3,266	$773	$59,284	$774	$62,550
REMICs:
GSE	78	108,622	1,993	86,271	2,071	194,893
Other debt securities:
Corporate bonds	12	10,571	5	10,049	17	20,620
Total	$91	$122,459	$2,771	$155,604	$2,862	$278,063

	December 31, 2018
	Less than 12 months		12 months or more		Total
	Unrealized	Estimated	Unrealized	Estimated	Unrealized	Estimated
	losses	fair value	losses	fair value	losses	fair value
Mortgage-backed securities:
Pass-through certificates:
GSE	$404	$82,781	$3,138	$100,109	$3,542	$182,890
REMICs:
GSE	269	46,921	7,710	181,512	7,979	228,433
Non-GSE	—	—	1	58	1	58
Other debt securities:
Corporate bonds	1,703	173,219	512	25,675	2,215	198,894
Total	$2,376	$302,921	$11,361	$307,354	$13,737	$610,275

The Company held 32 pass-through mortgage-backed securities issued or guaranteed by GSEs, 27 REMIC mortgage-backed securities issued or guaranteed by GSEs, one REMIC mortgage-backed security not issued or guaranteed by a GSE, and two corporate bonds that were in a continuous unrealized loss position of twelve months or greater at September 30, 2019. There were three pass-through mortgage-backed securities issued or guaranteed by GSEs, 12 REMIC mortgage-backed securities issued or guaranteed by GSEs, and three corporate bonds that were in an unrealized loss position of less than twelve months at September 30, 2019. All securities referred to above were rated investment grade at September 30, 2019. Management evaluated these securities and concluded that the declines in fair value relate to the general interest rate environment and are considered temporary. The securities cannot be prepaid in a manner that would result in the Company not receiving substantially all of its amortized cost. The Company neither has an intent to sell, nor is it more likely than not that the Company will be required to sell, the securities before the recovery of their amortized cost basis or, if necessary, maturity.

The fair values of our debt securities available-for-sale could decline in the future if the underlying performance of the collateral for the collateralized mortgage obligations or other securities deteriorates and our credit enhancement levels do not provide sufficient protections to our contractual principal and interest, which may result in other-than-temporary impairment in the future. The Company did not recognize any other-than-temporary impairment charges during the three and nine months ended September 30, 2019, or September 30, 2018.

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

Note 3 – Debt Securities Held-to-Maturity
The following is a summary of debt securities held-to-maturity at September 30, 2019, and December 31, 2018 (in thousands):

	September 30, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Mortgage-backed securities:
Pass-through certificates:
GSEs	$8,817	$103	$13	$8,907
Total securities held-to-maturity	$8,817	$103	$13	$8,907

	December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Mortgage-backed securities:
Pass-through certificates:
GSEs	$9,505	$—	$256	$9,249
Total securities held-to-maturity	$9,505	$—	$256	$9,249

Contractual maturities for mortgage-backed securities are not presented, as expected maturities on mortgage‑backed securities may differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without penalties. There were no sales of held-to-maturity securities for the nine months ended September 30, 2019, or September 30, 2018.

At September 30, 2019, debt securities held-to-maturity with a carrying value of $6.6 million were pledged to secure borrowings and deposits.

Gross unrealized losses on mortgage-backed securities held-to-maturity, and the estimated fair value of the related securities, aggregated by security category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2019 and December 31, 2018, were as follows (in thousands):

	September 30, 2019
	Less than 12 months		12 months or more		Total
	Unrealized losses	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses	Estimated fair value
Mortgage-backed securities:
Pass-through certificates:
GSEs	$—	$—	$13	$1,753	$13	$1,753
Total securities held-to-maturity	$—	$—	$13	$1,753	$13	$1,753

	December 31, 2018
	Less than 12 months		12 months or more		Total
	Unrealized losses	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses	Estimated fair value
Mortgage-backed securities:
Pass-through certificates:
GSEs	$34	$2,133	$222	$7,116	$256	$9,249
Total securities held-to-maturity	$34	$2,133	$222	$7,116	$256	$9,249

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

The Company held two pass-through mortgage-backed securities held-to-maturity, issued or guaranteed by GSEs that were in a continuous unrealized loss position of greater than twelve months at September 30, 2019. Management evaluated these securities and concluded that the declines in fair value relate to the general interest rate environment and are considered temporary. The securities cannot be prepaid in a manner that would result in the Company not receiving substantially all of its amortized cost. The Company neither has an intent to sell, nor is it more likely than not that the Company will be required to sell, the securities before the recovery of their amortized cost basis or, if necessary, maturity.

The fair values of our debt securities held-to-maturity could decline in the future if the underlying performance of the collateral for the collateralized mortgage obligations or other securities deteriorates and our credit enhancement levels do not provide sufficient protections to our contractual principal and interest.  As a result, there is a risk that significant other-than-temporary impairments may occur in the future given the current economic environment. The Company did not recognize any other-than-temporary impairment charges in earnings on securities held-to-maturity during the three and nine months ended September 30, 2019, or September 30, 2018.

Note 4 – Equity Securities
At September 30, 2019, and December 31, 2018, equity securities totaled $2.3 million and $1.3 million, respectively. Equity securities consist of money market mutual funds, recorded at fair value of $214,000 and $237,000, at September 30, 2019, and December 31, 2018, respectively, and an investment in a private Small Business Administration (“SBA”) Loan Fund recorded at net asset value of $2.1 million at September 30, 2019, and $1.0 million at December 31, 2018. As the SBA Loan Fund operates as a private fund, its shares are not publicly traded and therefore have no readily determinable market value. The investment in the fund is recorded at net asset value as a practical expedient for reporting fair value.

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

Note 5 – Loans

Net loans held-for-investment are as follows (in thousands):

	September 30,	December 31,
	2019	2018
Real estate loans:
Multifamily	$2,098,307	$1,930,535
Commercial mortgage	505,621	499,311
One-to-four family residential mortgage	83,646	91,371
Home equity and lines of credit	85,416	78,593
Construction and land	33,221	26,552
Total real estate loans	2,806,211	2,626,362
Commercial and industrial loans	44,140	44,104
Other loans	1,768	1,519
Total commercial and industrial and other loans	45,908	45,623
Deferred loan cost, net	7,585	6,892
Originated loans held-for-investment, net	2,859,704	2,678,877
PCI Loans	17,435	20,143
Loans acquired:
One-to-four family residential mortgage	213,010	225,877
Multifamily	114,263	145,485
Commercial mortgage	124,598	133,263
Home equity and lines of credit	12,961	17,583
Construction and land	3,298	12,003
Total acquired real estate loans	468,130	534,211
Commercial and industrial loans	9,873	11,933
Other loans	6	6
Total loans acquired, net	478,009	546,150
Loans held-for-investment, net	3,355,148	3,245,170
Allowance for loan losses	(28,066)	(27,497)
Net loans held-for-investment	$3,327,082	$3,217,673

There were no loans held-for-sale at September 30, 2019, or December 31, 2018.

PCI loans totaled $17.4 million at September 30, 2019, as compared to $20.1 million at December 31, 2018. The majority of the PCI loan balance is attributable to those loans acquired as part of a Federal Deposit Insurance Corporation-assisted transaction. The Company accounts for PCI loans utilizing U.S. GAAP applicable to loans acquired with deteriorated credit quality. At September 30, 2019, PCI loans consist of approximately 30% commercial real estate loans and 42% commercial and industrial loans, with the remaining balance in residential and home equity loans. At December 31, 2018, PCI loans consist of approximately 27% commercial real estate loans and 50% commercial and industrial loans, with the remaining balance in residential and home equity loans.

The following table details the accretion of interest income for PCI loans for the three and nine months ended September 30, 2019 and September 30, 2018 (in thousands):

	At or for the three months ended September 30,		At or for the nine months ended September 30,
	2019	2018	2019	2018
Balance at the beginning of period	$19,794	$22,386	$21,846	$24,502
Accretion into interest income	(1,059)	(1,025)	(3,111)	(3,141)
Balance at end of period	$18,735	$21,361	$18,735	$21,361

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

The following tables set forth activity in our allowance for loan losses, by loan type, as of and for the three and nine months ended September 30, 2019, and September 30, 2018 (in thousands):

	Three Months Ended September 30, 2019
	Real Estate
	Commercial	One-to-Four Family	Construction and Land	Multifamily	Home Equity and Lines of Credit	Commercial and Industrial	Other	Originated Loans Total	Purchased Credit-Impaired	Acquired Loans	Total
Allowance for loan losses:
Beginning balance	$5,331	$234	$584	$18,384	$417	$1,591	$146	$26,687	$1,010	$135	$27,832
Charge-offs	(514)	—	—	—	—	—	—	(514)	—	—	(514)
Recoveries	60	—	—	1,818	—	17	—	1,895	—	153	2,048
Provisions (credit)	(8)	(17)	(192)	(799)	(103)	(9)	(19)	(1,147)	—	(153)	(1,300)
Ending balance	$4,869	$217	$392	$19,403	$314	$1,599	$127	$26,921	$1,010	$135	$28,066

	Three Months Ended September 30, 2018
	Real Estate
	Commercial	One-to-Four Family	Construction and Land	Multifamily	Home Equity and Lines of Credit	Commercial and Industrial	Other	Originated Loans Total	Purchased Credit-Impaired	Acquired Loans	Total
Allowance for loan losses:
Beginning balance	$5,718	$384	$438	$17,603	$279	$1,402	$107	$25,931	$951	$—	$26,882
Charge-offs	(444)	—	—	—	—	(72)	(1)	(517)	—	—	(517)
Recoveries	12	—	—	—	—	—	—	12	—	6	18
Provisions (credit)	1,165	8	28	(323)	(39)	482	(11)	1,310	—	(6)	1,304
Ending balance	$6,451	$392	$466	$17,280	$240	$1,812	$95	$26,736	$951	$—	$27,687

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

	Nine Months Ended September 30, 2019
	Real Estate
	Commercial	One-to-Four Family	Construction and Land	Multifamily	Home Equity and Lines of Credit	Commercial and Industrial	Other	Originated Loans Total	Purchased Credit-Impaired	Acquired Loans	Total
Allowance for loan losses:
Beginning balance	$5,630	$342	$463	$18,084	$291	$1,569	$108	$26,487	$1,010	$—	$27,497
Charge-offs	(520)	—	—	—	—	(83)	(123)	(726)	—	(112)	(838)
Recoveries	85	72	—	1,818	—	17	1	1,993	—	164	2,157
Provisions (credit)	(326)	(197)	(71)	(499)	23	96	141	(833)	—	83	(750)
Ending balance	$4,869	$217	$392	$19,403	$314	$1,599	$127	$26,921	$1,010	$135	$28,066

	Nine Months Ended September 30, 2018
	Real Estate
	Commercial	One-to-Four Family	Construction and Land	Multifamily	Home Equity and Lines of Credit	Commercial and Industrial	Other	Originated Loans Total	Purchased Credit-Impaired	Acquired Loans	Total
Allowance for loan losses:
Beginning balance	$5,196	$503	$610	$17,374	$122	$1,273	$94	$25,172	$951	$37	$26,160
Charge-offs	(447)	—	—	—	(60)	(72)	1	(578)	—	(1)	(579)
Recoveries	37	3	—	26	—	20	—	86	—	12	98
Provisions (credit)	1,665	(114)	(144)	(120)	178	591	—	2,056	—	(48)	2,008
Ending balance	$6,451	$392	$466	$17,280	$240	$1,812	$95	$26,736	$951	$—	$27,687

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

The following tables detail the amount of loans receivable held-for-investment, net of deferred loan fees and costs, that are evaluated individually, and collectively, for impairment, and the related portion of the allowance for loan losses that is allocated to each loan portfolio segment, at September 30, 2019, and December 31, 2018 (in thousands):

	September 30, 2019
	Real Estate
	Commercial	One-to-Four Family	Construction and Land	Multifamily	Home Equity and Lines of Credit	Commercial and Industrial	Other	Originated Loans Total	Purchased Credit-Impaired	Acquired Loans	Total
Allowance for loan losses:
Ending balance: individually evaluated for impairment	$—	$1	$—	$—	$3	$4	$—	$8	$—	$135	$143
Ending balance: collectively evaluated for impairment	$4,869	$216	$392	$19,403	$311	$1,595	$127	$26,913	$1,010	$—	$27,923
Loans, net:
Ending balance	$505,409	$86,083	$33,240	$2,101,628	$87,335	$44,240	$1,769	$2,859,704	$17,435	$478,009	$3,355,148
Ending balance: individually evaluated for impairment	$13,364	$1,833	$—	$1,002	$56	$61	$—	$16,316	$—	$4,802	$21,118
Ending balance: collectively evaluated for impairment	$492,045	$84,250	$33,240	$2,100,626	$87,279	$44,179	$1,769	$2,843,388	$17,435	$473,207	$3,334,030

	December 31, 2018
	Real Estate
	Commercial	One-to-Four Family	Construction and Land	Multifamily	Home Equity and Lines of Credit	Commercial and Industrial	Other	Originated Loans Total	Purchased Credit-Impaired	Acquired Loans	Total
Allowance for loan losses:
Ending balance: individually evaluated for impairment	$—	$18	$—	$—	$5	$3	$—	$26	$—	$—	$26
Ending balance: collectively evaluated for impairment	$5,630	$324	$463	$18,084	$286	$1,566	$108	$26,461	$1,010	$—	$27,471
Loans, net:
Ending balance	$499,860	$92,433	$26,613	$1,933,946	$80,315	$44,190	$1,520	$2,678,877	$20,143	$546,150	$3,245,170
Ending balance: individually evaluated for impairment	$15,252	$1,893	$—	$1,268	$61	$73	$—	$18,547	$—	$3,782	$22,329
Ending balance: collectively evaluated for impairment	$484,608	$90,540	$26,613	$1,932,678	$80,254	$44,117	$1,520	$2,660,330	$20,143	$542,368	$3,222,841

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

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

The following tables detail the recorded investment of originated loans held-for-investment, net of deferred fees and costs, by loan type and credit quality indicator at September 30, 2019, and December 31, 2018 (in thousands):

	At September 30, 2019
	Real Estate
	Multifamily		Commercial		One-to-Four Family		Construction and Land	Home Equity and Lines of Credit	Commercial and Industrial	Other	Total
	< 35% LTV	=> 35% LTV	< 35% LTV	=> 35% LTV	< 60% LTV	=> 60% LTV
Internal Risk Rating
Pass	$211,949	$1,883,237	$79,656	$416,509	$52,432	$30,325	$33,240	$87,065	$43,815	$1,769	$2,839,997
Special Mention	—	894	375	1,103	785	—	—	17	341	—	3,515
Substandard	304	5,244	10	8,556	1,409	332	—	253	84	—	16,192
Originated loans held-for-investment, net	$212,253	$1,889,375	$80,041	$426,168	$54,626	$30,657	$33,240	$87,335	$44,240	$1,769	$2,859,704

	At December 31, 2018
	Real Estate
	Multifamily		Commercial		One-to-Four Family		Construction and Land	Home Equity and Lines of Credit	Commercial and Industrial	Other	Total
	< 35% LTV	=> 35% LTV	< 35% LTV	=> 35% LTV	< 60% LTV	=> 60% LTV
Internal Risk Rating
Pass	$170,832	$1,756,882	$78,917	$409,155	$54,912	$34,808	$26,613	$80,077	$43,640	$1,520	$2,657,356
Special Mention	—	613	395	1,137	747	—	—	27	430	—	3,349
Substandard	—	5,619	—	10,256	1,406	560	—	211	120	—	18,172
Originated loans held-for-investment, net	$170,832	$1,763,114	$79,312	$420,548	$57,065	$35,368	$26,613	$80,315	$44,190	$1,520	$2,678,877

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

Included in loans receivable are loans for which the accrual of interest income has been discontinued due to deterioration in the financial condition of the borrowers. The recorded investment of these non-accrual loans was $9.8 million and $9.2 million at September 30, 2019, and December 31, 2018, respectively. Generally, loans are placed on non-accrual status when they become 90 days or more delinquent, or sooner if considered appropriate by management, and remain on non-accrual status until they are brought current, have six consecutive months of performance under the loan terms, and factors indicating reasonable doubt about the timely collection of payments no longer exist. Therefore, loans may be current in accordance with their loan terms, or may be less than 90 days delinquent and still be on a non-accruing status.

These non-accrual amounts included loans deemed to be impaired of $6.8 million and $5.9 million at September 30, 2019, and December 31, 2018, respectively. Loans on non-accrual status with principal balances less than $500,000, and therefore not meeting the Company’s definition of an impaired loan, amounted to $3.0 million at September 30, 2019 and $3.2 million at December 31, 2018. There were no non-accrual loans held-for-sale at both September 30, 2019 and December 31, 2018. Loans past due 90 days or more and still accruing interest were $596,000 at September 30, 2019 and $33,000 at December 31, 2018, and consisted of loans that are considered well-secured and in the process of collection.

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

The following tables set forth the detail, and delinquency status, of non-performing loans (non-accrual loans and loans past due 90 days or more and still accruing), net of deferred fees and costs, at September 30, 2019, and December 31, 2018, excluding PCI loans which have been segregated into pools. For PCI loans, each loan pool is accounted for as a single asset with a single composite interest rate and an aggregate expectation of cash flows (in thousands):

	September 30, 2019
	Total Non-Performing Loans
	Non-Accruing Loans
	0-29 Days Past Due	30-89 Days Past Due	90 Days or More Past Due	Total	90 Days or More Past Due and Accruing	Total Non-Performing Loans
Loans held-for-investment:
Real estate loans:
Commercial
LTV < 35%
Substandard	$—	$—	$—	$—	$10	$10
Total	—	—	—	—	10	10
LTV => 35%
Substandard	229	—	2,416	2,645	—	2,645
Total commercial	229	—	2,416	2,645	10	2,655
One-to-four family residential
LTV < 60%
Substandard	189	228	77	494	—	494
Total	189	228	77	494	—	494
LTV => 60%
Substandard	30	—	—	30	—	30
Total one-to-four family residential	219	228	77	524	—	524
Home equity and lines of credit
Pass	—	—	—	—	37	37
Substandard	69	—	51	120	—	120
Total home equity and lines of credit	69	—	51	120	37	157
Total non-performing loans held-for-investment, originated	517	228	2,544	3,289	47	3,336
Loans acquired:
Real estate loans:
Commercial
LTV < 35%
Substandard	81	—	189	270	67	337
LTV => 35%
Substandard	2,842	714	1,840	5,396	476	5,872
Total commercial	2,923	714	2,029	5,666	543	6,209
One-to-four family residential
LTV < 60%
Substandard	—	193	85	278	6	284
LTV => 60%
Substandard	—	—	93	93	—	93
Total one-to-four family residential	—	193	178	371	6	377
Multifamily
LTV < 35%
Substandard	41	—	—	41	—	41
LTV => 35%
Substandard	—	403	—	403	—	403
Total multifamily	41	403	—	444	—	444
Home equity and lines of credit - Substandard	—	—	28	28	—	28
Total non-performing loans acquired	2,964	1,310	2,235	6,509	549	7,058
Total non-performing loans	$3,481	$1,538	$4,779	$9,798	$596	$10,394

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

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

The following tables set forth the detail and delinquency status of originated and acquired loans held-for-investment, net of deferred fees and costs, by performing and non-performing loans at September 30, 2019, and December 31, 2018 (in thousands):

	September 30, 2019
	Performing (Accruing) Loans
	0-29 Days Past Due	30-89 Days Past Due	Total	Non-Performing Loans	Total Loans Receivable, net
Loans held-for-investment:
Real estate loans:
Commercial
LTV < 35%
Pass	$79,656	$—	$79,656	$—	$79,656
Special Mention	375	—	375	—	375
Substandard	—	—	—	10	10
Total	80,031	—	80,031	10	80,041
LTV => 35%
Pass	416,509	—	416,509	—	416,509
Special Mention	1,103	—	1,103	—	1,103
Substandard	5,912	—	5,912	2,644	8,556
Total	423,524	—	423,524	2,644	426,168
Total commercial	503,555	—	503,555	2,654	506,209
One-to-four family residential
LTV < 60%
Pass	52,092	340	52,432	—	52,432
Special Mention	—	785	785	—	785
Substandard	574	341	915	494	1,409
Total	52,666	1,466	54,132	494	54,626
LTV => 60%
Pass	30,325	—	30,325	—	30,325
Substandard	302	—	302	30	332
Total	30,627	—	30,627	30	30,657
Total one-to-four family residential	83,293	1,466	84,759	524	85,283
Construction and land
Pass	33,240	—	33,240	—	33,240
Total construction and land	33,240	—	33,240	—	33,240
Multifamily
LTV < 35%
Pass	211,949	—	211,949	—	211,949
Substandard	304	—	304	—	304
Total	212,253	—	212,253	—	212,253
LTV => 35%
Pass	1,882,806	431	1,883,237	—	1,883,237
Special Mention	894	—	894	—	894
Substandard	5,244	—	5,244	—	5,244
Total	1,888,944	431	1,889,375	—	1,889,375
Total multifamily	2,101,197	431	2,101,628	—	2,101,628
Home equity and lines of credit
Pass	87,014	13	87,027	38	87,065
Special Mention	17	—	17	—	17
Substandard	133	—	133	120	253
Total home equity and lines of credit	87,164	13	87,177	158	87,335
Commercial and industrial
Pass	43,727	88	43,815	—	43,815
Special Mention	341	—	341	—	341
Substandard	84	—	84	—	84
Total commercial and industrial	44,152	88	44,240	—	44,240

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

	September 30, 2019
	Performing (Accruing) Loans (Continued)
	0-29 Days Past Due	30-89 Days Past Due	Total	Non-Performing Loans	Total Loans Receivable, net
Other loans - Pass	1,761	8	1,769	—	1,769
Total originated loans held-for-investment	2,854,362	2,006	2,856,368	3,336	2,859,704
Acquired loans:
Real estate loans:
One-to-four family residential
LTV < 60%
Pass	195,958	380	196,338	—	196,338
Special Mention	—	389	389	—	389
Substandard	—	—	—	284	284
Total	195,958	769	196,727	284	197,011
LTV => 60%
Pass	15,906	—	15,906	—	15,906
Substandard	—	—	—	93	93
Total	15,906	—	15,906	93	15,999
Total one-to-four family residential	211,864	769	212,633	377	213,010
Commercial
LTV < 35%
Pass	39,062	—	39,062	—	39,062
Special Mention	1,194	—	1,194	—	1,194
Substandard	378	188	566	338	904
Total	40,634	188	40,822	338	41,160
LTV => 35%
Pass	66,845	54	66,899	—	66,899
Special Mention	3,614	123	3,737	—	3,737
Substandard	4,821	2,110	6,931	5,871	12,802
Total	75,280	2,287	77,567	5,871	83,438
Total commercial	115,914	2,475	118,389	6,209	124,598
Construction and land
Pass	3,298	—	3,298	—	3,298
Total construction and land	3,298	—	3,298	—	3,298
Multifamily
LTV < 35%
Pass	111,142	—	111,142	—	111,142
Special Mention	3	—	3	—	3
Substandard	—	—	—	41	41
Total	111,145	—	111,145	41	111,186
LTV => 35%
Pass	2,674	—	2,674	—	2,674
Substandard	—	—	—	403	403
Total	2,674	—	2,674	403	3,077
Total multifamily	113,819	—	113,819	444	114,263
Home equity and lines of credit
Pass	12,743	98	12,841	—	12,841
Substandard	92	—	92	28	120
Total home equity and lines of credit	12,835	98	12,933	28	12,961
Commercial and industrial
Pass	9,873	—	9,873	—	9,873
Total commercial and industrial	9,873	—	9,873	—	9,873
Other loans - Pass	6	—	6	—	6
Total loans acquired	467,609	3,342	470,951	7,058	478,009
	$3,321,971	$5,348	$3,327,319	$10,394	$3,337,713

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
Loans Acquired
Real estate loans:
One-to-four family residential
LTV < 60%
Pass	202,471	2,799	205,270	—	205,270
Special Mention	415	—	415	—	415
Substandard	62	6	68	374	442
Total	202,948	2,805	205,753	374	206,127
LTV => 60%
Pass	19,504	—	19,504	—	19,504
Substandard	—	—	—	246	246
Total	19,504	—	19,504	246	19,750
Total one-to-four family residential	222,452	2,805	225,257	620	225,877
Commercial
LTV < 35%
Pass	41,071	—	41,071	—	41,071
Special Mention	1,079	—	1,079	—	1,079
Substandard	1,185	151	1,336	281	1,617
Total	43,335	151	43,486	281	43,767
LTV => 35%
Pass	73,986	749	74,735	—	74,735
Special Mention	4,315	128	4,443	—	4,443
Substandard	5,772	411	6,183	4,135	10,318
Total	84,073	1,288	85,361	4,135	89,496
Total commercial	127,408	1,439	128,847	4,416	133,263
Construction and land
Pass	12,003	—	12,003	—	12,003
Total construction and land	12,003	—	12,003	—	12,003
Multifamily
LTV < 35%
Pass	137,141	—	137,141	—	137,141
Special Mention	—	52	52	—	52
Substandard	—	—	—	152	152
Total	137,141	52	137,193	152	137,345
LTV => 35%
Pass	7,726	—	7,726	—	7,726
Substandard	—	—	—	414	414
Total	7,726	—	7,726	414	8,140
Total multifamily	144,867	52	144,919	566	145,485
Home equity and lines of credit
Pass	17,427	—	17,427	—	17,427
Substandard	79	—	79	77	156
Total home equity and lines of credit	17,506	—	17,506	77	17,583
Commercial and industrial loans
Pass	11,888	45	11,933	—	11,933
Total commercial and industrial loans	11,888	45	11,933	—	11,933
Other	6	—	6	—	6
Total loans acquired	536,130	4,341	540,471	5,679	546,150
	$3,207,270	$8,562	$3,215,832	$9,195	$3,225,027

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

The following table summarizes originated and acquired impaired loans as of September 30, 2019, and December 31, 2018 (in thousands):

	September 30, 2019			December 31, 2018
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With No Allowance Recorded:
Real estate loans:
Commercial
LTV < 35%
Substandard	$—	$139	$—	$—	$139	$—
LTV => 35%
Pass	5,671	6,557	—	5,931	6,817	—
Substandard	10,503	11,067	—	12,160	15,028	—
One-to-four family residential
LTV < 60%
Pass	1,394	1,476	—	1,532	1,606	—
Special Mention	389	389	—	—	—	—
Substandard	228	228	—	241	241	—
LTV => 60%
Pass	124	155	—	129	158	—
Substandard	—	—	—	126	278	—
Multifamily
LTV < 35%
Substandard	41	41	—	152	152	—
LTV => 35%
Pass	29	500	—	38	509	—
Substandard	973	973	—	1,229	1,229	—
Home equity and lines of credit
Pass	23	23	—	28	28	—
Commercial and industrial loans
Substandard	42	42	—	52	119	—
With a Related Allowance Recorded:
Real estate loans:
Commercial
LTV => 35%
Substandard	1,308	1,308	(135)	—	—	—
One-to-four family residential
LTV < 60%
Substandard	341	341	(1)	657	657	(18)
Home equity and lines of credit
Substandard	33	33	(3)	33	33	(5)
Commercial and industrial loans
Special Mention	19	19	(4)	21	21	(3)
Total:
Real estate loans
Commercial	17,482	19,071	(135)	18,091	21,984	—
One-to-four family residential	2,476	2,589	(1)	2,685	2,940	(18)
Multifamily	1,043	1,514	—	1,419	1,890	—
Home equity and lines of credit	56	56	(3)	61	61	(5)
Commercial and industrial loans	61	61	(4)	73	140	(3)
	$21,118	$23,291	$(143)	$22,329	$27,015	$(26)

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

Included in the above table at September 30, 2019, are impaired loans with carrying balances of $15.6 million that were not written down by charge-offs or for which there are no specific reserves in our allowance for loan losses. Included in impaired loans at December 31, 2018, are loans with carrying balances of $16.6 million that were not written down by charge-offs or for which there are no specific reserves in our allowance for loan losses. Loans not written down by charge-offs or specific reserves at September 30, 2019, and December 31, 2018, are considered to have sufficient collateral values, less costs to sell, to support the carrying balances of the loans.

The following table summarizes the average recorded investment in originated and acquired impaired loans (excluding PCI loans) and interest recognized on impaired loans as of, and for, the three and nine months ended September 30, 2019, and September 30, 2018 (in thousands):

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

	Three Months Ended				Nine Months Ended
	September 30, 2019		September 30, 2018		September 30, 2019		September 30, 2018
	Average Recorded Investment	Interest Income	Average Recorded Investment	Interest Income	Average Recorded Investment	Interest Income	Average Recorded Investment	Interest Income
With No Allowance Recorded:
Real estate loans:
Commercial
LTV => 35%
Pass	$5,714	$78	$4,601	$64	$5,801	$236	$5,040	$193
Substandard	10,707	54	10,657	184	11,156	183	10,187	334
One-to-four family residential
LTV < 60%
Pass	1,599	16	1,559	13	1,638	49	1,371	40
Special Mention	195	6	—	—	97	17	—	—
Substandard	233	4	243	4	236	8	247	9
LTV => 60%
Pass	124	1	132	1	126	3	200	6
Substandard	62	1	126	6	101	7	130	9
Multifamily
LTV < 35%
Substandard	41	—	152	4	71	1	152	5
LTV => 35%
Pass	30	4	43	4	34	12	361	12
Substandard	974	13	1,230	22	1,101	48	926	49
Home equity and lines of credit
Pass	24	—	30	—	26	1	31	1
Commercial and industrial loans
Substandard	44	—	92	—	47	—	113	—
With a Related Allowance Recorded:
Real estate loans:
Commercial
LTV => 35%
Pass	—	—	1,457	19	—	—	1,100	58
Substandard	1,566	—	668	—	912	17	334	—
One-to-four family residential
LTV < 60%
Pass	—		—	2	—	—	205	5
Substandard	342	5	667	4	422	14	752	13
LTV => 60%
Pass	—	—	—	—	—	—	67	—
Home equity and lines of credit
Substandard	33	—	34	1	33	1	35	1
Commercial and industrial loans
Special Mention	20	—	22	—	20	1	23	1
Total:
Real estate loans
Commercial	17,987	132	17,383	267	17,869	436	16,661	585
One-to-four family residential	2,555	33	2,727	30	2,620	98	2,972	82
Multifamily	1,045	17	1,425	30	1,206	61	1,439	66
Home equity and lines of credit	57	—	64	1	59	2	66	2
Commercial and industrial loans	64	—	114	—	67	1	136	1
	$21,708	$182	$21,713	$328	$21,821	$598	$21,274	$736

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

There were no loans modified as troubled debt restructurings (TDRs) during the three months ended September 30, 2019. There were two loans modified as TDR's during the nine months ended September 30, 2019, both of which were modified to restructure payment terms.

The following table summarizes loans that were modified in a TDR during the nine months ended September 30, 2019:

	Nine Months Ended September 30, 2019
	Number of Relationships	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment(1)
	(in thousands)
Troubled Debt Restructurings
Consumer	1	$2	$2
Commercial real estate	1	2,834	2,834
Total Troubled Debt Restructurings	2	$2,836	$2,836

(1) Amounts are at time of modification

There was one one-to-four family residential loan modified as a TDR during the three and nine months ended September 30, 2018. This loan had a pre- and post-modification balance of $6,400 as of the date of modification, and was restructured to receive a reduced interest rate.

At September 30, 2019, and December 31, 2018, we had TDRs of $18.7 million and $16.9 million, respectively.

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

At September 30, 2019, and September 30, 2018, there were no TDR loans that were restructured during the preceding twelve months that subsequently defaulted.

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

Note 6 – Deposits

Deposits account balances are summarized as follows (in thousands):

	September 30, 2019	December 31, 2018
Non-interest-bearing demand	$399,237	$395,375
Interest-bearing negotiable orders of withdrawal (NOW)	542,315	458,012
Savings and money market	1,403,990	1,336,229
Certificates of deposit	991,767	1,096,896
Total deposits	$3,337,309	$3,286,512

Interest expense on deposit accounts is summarized for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Negotiable orders of withdrawal, savings, and money market	$5,281	$2,691	$15,452	$7,146
Certificates of deposit	5,235	4,902	15,860	11,708
Total interest expense on deposit accounts	$10,516	$7,593	$31,312	$18,854

Note 7 – Equity Incentive Plans

The following table is a summary of the Company’s stock options outstanding as of September 30, 2019, and changes therein during the nine months then ended.

	Number of Stock Options	Weighted Average Grant Date Fair Value	Weighted Average Exercise Price	Weighted Average Contractual Life (years)
Outstanding - December 31, 2018	3,251,595	$3.93	$13.51	5.62
Forfeited	(15,000)	4.07	14.76	—
Exercised	(924,312)	3.70	12.44	—
Outstanding - September 30, 2019	2,312,283	4.02	13.93	5.21
Exercisable - September 30, 2019	2,103,362	4.00	13.78	5.12

 Expected future stock option expense related to the non-vested options outstanding as of September 30, 2019, is $409,000 over a weighted average period of 0.90 years.
The following is a summary of the status of the Company’s restricted stock awards as of September 30, 2019, and changes therein during the nine months then ended.

	Number of Shares Awarded	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2018	328,962	$14.31
Vested	(240,860)	13.86
Forfeited	(8,000)	14.76
Non-vested at September 30, 2019	80,102	$15.61

Expected future stock award expense related to the non-vested restricted share awards as of September 30, 2019, is $702,000 over a weighted average period of 0.95 years.
During the three months ended September 30, 2019 and 2018, the Company recorded $425,000 and $1.4 million, respectively, of stock-based compensation related to the above plans. During the nine months ended September 30, 2019 and 2018, the Company recorded $2.9 million and $4.1 million, respectively, of stock-based compensation related to the above plans.

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

Note 8 – Fair Value Measurements
The following tables present the assets reported on the consolidated balance sheets at their estimated fair value as of September 30, 2019, and December 31, 2018, by level within the fair value hierarchy as required by the Fair Value Measurements and Disclosures Topic of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”).  Financial assets and liabilities are classified in their entirety based on the level of input that is significant to the fair value measurement.  The fair value hierarchy is as follows:

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

	Fair Value Measurements at September 30, 2019 Using:
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Measured on a recurring basis:
Assets:
Investment securities:
Debt securities available-for-sale:
Mortgage-backed securities:
Pass-through certificates:
GSE	$358,145	$—	$358,145	$—
REMICs:
GSE	516,412	—	516,412	—
Non-GSE	55	—	55	—
	874,612	—	874,612	—
Other debt securities
Municipal bonds	222	—	222	—
Corporate bonds	184,726	—	184,726	—
	184,948	—	184,948	—
Total debt securities available-for-sale	1,059,560	—	1,059,560	—
Trading securities	10,375	10,375	—	—
Equity securities	214	214	—	—
Total	$1,070,149	$10,589	$1,059,560	$—
Measured on a non-recurring basis:
Assets:
Impaired loans:
Real estate loans:
Commercial real estate	$4,925	$—	$—	$4,925
One-to-four family residential mortgage	340	—	—	340
Multifamily	29	—	—	29
Home equity and lines of credit	30	—	—	30
Total impaired real estate loans	5,324	—	—	5,324
Commercial and industrial loans	15	—	—	15
Total	$5,339	$—	$—	$5,339

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

	Fair Value Measurements at December 31, 2018 Using:
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
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

The following table presents qualitative information for Level 3 assets measured at fair value on a non-recurring basis at September 30, 2019, and December 31, 2018 (dollars in thousands):

	Fair Value		Valuation Methodology	Unobservable Inputs	Range of Inputs
	September 30, 2019	December 31, 2018			September 30, 2019	December 31, 2018
Impaired loans	$5,339	$5,697	Appraisals	Discount for costs to sell	7.0%	7.0%
				Discount for quick sale	10.0%	10.0%
			Discounted cash flows	Interest rates	4.13% to 6.25%	4.13% to 6.25%

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

The valuation techniques described below were used to measure fair value of financial instruments in the tables below on a recurring basis and a non-recurring basis as of September 30, 2019, and December 31, 2018.
Debt Securities Available for Sale: The estimated fair values for mortgage-backed securities, corporate, and other debt securities are obtained from an independent nationally recognized third-party pricing service. The estimated fair values are derived primarily from cash flow models, which include assumptions for interest rates, credit losses, and prepayment speeds. Broker/dealer quotes are utilized as well, when such quotes are available and deemed representative of the market. The significant inputs utilized in the cash flow models are based on market data obtained from sources independent of the Company (Observable Inputs), and are therefore classified as Level 2 within the fair value hierarchy. There were no transfers of securities between Level 1 and Level 2 during the nine months ended September 30, 2019.
Trading Securities: Fair values are derived from quoted market prices in active markets. The assets consist of publicly traded mutual funds.

Equity Securities: Fair values of equity securities consisting of publicly traded mutual funds are derived from quoted market prices in active markets.

Impaired Loans: At September 30, 2019, and December 31, 2018, the Company had impaired loans held-for-investment (excluding PCI loans) with outstanding principal balances of $7.4 million and $10.2 million, respectively, which were recorded at their estimated fair value of $5.3 million and $5.7 million, respectively. The Company recorded a net increase in the specific reserve for impaired loans of $117,000 and $447,000 for the nine months ended September 30, 2019 and September 30, 2018, respectively, and net recoveries of $1.3 million for the nine months ended September 30, 2019, and net charge-offs of $481,000 for the nine months ended September 30, 2018, utilizing level 3 inputs. For purposes of estimating the fair value of impaired loans, management utilizes independent appraisals, if the loan is collateral dependent, adjusted downward by management, as necessary, for changes in relevant valuation factors subsequent to the appraisal date, or the present value of expected future cash flows for non-collateral dependent loans and troubled debt restructurings.

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

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

The estimated fair value of the Company’s financial instruments at September 30, 2019, and December 31, 2018, is presented in the following tables (in thousands):

	September 30, 2019
		Estimated Fair Value
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$69,652	$69,652	$—	$—	$69,652
Trading securities	10,375	10,375	—	—	10,375
Debt securities available-for-sale	1,059,560	—	1,059,560	—	1,059,560
Debt securities held-to-maturity	8,817	—	8,907	—	8,907
Equity securities (1)	214	214	—	—	214
Federal Home Loan Bank of New York stock, at cost	32,105	—	32,105	—	32,105
Net loans held-for-investment	3,327,082	—	—	3,365,156	3,365,156
Financial liabilities:
Deposits	$3,337,309	$—	$3,343,201	$—	$3,343,201
Borrowed funds	691,161	—	697,078	—	697,078
Advance payments by borrowers for taxes and insurance	18,751	—	18,751	—	18,751

	December 31, 2018
		Estimated Fair Value
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$77,762	$77,762	$—	$—	$77,762
Trading securities	8,968	8,968	—	—	8,968
Debt securities available-for-sale	808,031	—	808,031	—	808,031
Debt securities held-to-maturity	9,505	—	9,249	—	9,249
Equity securities (1)	237	237	—		237
Federal Home Loan Bank of New York stock, at cost	22,517	—	22,517	—	22,517
Net loans held-for-investment	3,217,673	—	—	3,236,136	3,236,136
Financial liabilities:
Deposits	$3,286,512	$—	$3,291,085	$—	$3,291,085
Borrowed funds	408,891	—	403,476	—	403,476
Advance payments by borrowers for taxes and insurance	18,007	—	18,007	—	18,007

 (1) Excludes investments measured at net asset value in the amount of $2.1 million at September 30, 2019 and $1.0 million at December 31, 2018, which have not been classified in the fair value hierarchy.
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

The following is a summary of the Company’s earnings per share calculations and reconciliation of basic to diluted earnings per share for the periods indicated (dollars in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income available to common stockholders	$13,139	$9,076	$30,114	$30,132

Weighted average shares outstanding-basic	46,631,008	46,604,051	46,808,188	46,192,273
Effect of non-vested restricted stock and stock options outstanding	348,206	690,594	370,502	945,134
Weighted average shares outstanding-diluted	46,979,214	47,294,645	47,178,690	47,137,407
Earnings per share-basic	$0.28	$0.19	$0.64	$0.65
Earnings per share-diluted	$0.28	$0.19	$0.64	$0.64
Anti-dilutive shares	176,944	190,444	700,512	645,011

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

Note 10 – Leases

Effective January 1, 2019, the Company adopted Accounting Standards Update (“ASU”) No. 2016-02, Leases (“Topic 842”) and all subsequent ASU's that modified Topic 842, as further explained in Note 12, Recent Accounting Pronouncements. The Company’s leases primarily relate to real estate property for branches and office space with terms extending from 12 months up to 35.75 years. At September 30, 2019, all of the Company's leases are classified as operating leases.

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

At September 30, 2019, the Company’s operating lease right-of-use assets and related lease liabilities included in the consolidated balance sheet were $41.2 million and $45.2 million, respectively. Operating lease expense is recognized on a straight-line basis over the lease term, while variable lease payments are recognized as incurred. Variable lease payments include common area maintenance charges, real estate taxes, repairs and maintenance costs and utilities. Operating and variable lease expenses are recorded in occupancy expense in the consolidated statements of income.
Supplemental lease information at or for the three and nine months ended September 30, 2019 is as follows (dollars in thousands):

	Three Months Ended September 30,	Nine Months Ended September 30,
	2019	2019

Operating lease cost	$1,551	$4,568
Variable lease cost	663	2,152
Net lease cost	$2,214	$6,720
Cash paid for amounts included in measurement of operating lease liabilities	$1,528	$4,368
Right-of-use assets obtained in exchange for new operating lease liabilities	$—	$1,013
Weighted average remaining lease term at September 30, 2019		12.86 years
Weighted average discount rate at September 30, 2019		3.61%

The following table summarizes lease payment obligations for each of the next five years and thereafter in addition to a reconcilement to the Company's current lease liability (dollars in thousands):

Year	Amount
2019	$1,533
2020	6,156
2021	5,729
2022	5,068
2023	4,975
Thereafter	35,288
Total lease payments	58,749
Less: imputed interest	(13,553)
Present value of lease liabilities	$45,196

As of September 30, 2019, the Company had not entered into any leases that have not yet commenced.

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

Net rental expense included in occupancy expense under FASB ASC 840 was $1.4 million and $4.2 million for the three and nine months ended September 30, 2018.

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
The following table summarizes non-interest income for the periods indicated (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Fees and service charges for customer services:
Service charges	$864	$862	$2,458	$2,474
ATM and card interchange fees	343	317	983	897
Investment fees	79	62	192	231
Total fees and service charges for customer services	1,286	1,241	3,633	3,602
Income on bank owned life insurance (1)	3,268	919	5,071	2,787
Gains on available-for-sale debt securities, net (1)	123	7	337	178
Gains on trading securities, net (1)	28	412	1,457	714
Other	28	58	115	205
Total non-interest income	$4,733	$2,637	$10,613	$7,486

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

ASU No. 2016-13. In June 2016, the FASB issued No. ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires credit losses on most financial assets measured at amortized cost and certain other instruments to be measured using an expected credit loss model (referred to as the current expected credit loss (“CECL”) model. ASU No. 2016-13 is effective for interim and annual reporting periods beginning after December 15, 2019. Under this model, entities will estimate credit losses over the entire contractual term of the instrument from the date of initial recognition of that instrument. Current US GAAP is based on an incurred loss model that delays recognition of credit losses until it is probable the loss has been incurred. The new CECL model will require an estimate of expected credit losses, measured over the contractual life of an instrument, which considers reasonable and supportable forecasts of future economic conditions in addition to information about past events and current conditions. The ASU lists several credit loss methods that are acceptable such as a discounted cash flow method, loss-rate method and probability of default/loss given default (PD/LGD) method. The Company currently plans on utilizing the PD/LGD methodology to estimate its credit loss reserve. To date the Company has (i) established a CECL cross-functional working group that includes individuals from credit, risk management, finance, audit, loan data governance, and lending to provide cross-functional governance over the project plan and key decisions; (ii) contracted with a third-party vendor to implement the software solution that will incorporate the CECL loss measurement requirements; (iii) completed its historical data assessment and established loan portfolio segments with similar risk characteristics; (iv) begun testing and sensitivity analysis on its modeling assumptions and results; and (v) begun documentation of processes and internal controls. The Company is in the process of developing a qualitative framework and reasonable and supportable forecast model which will utilize multiple scenarios based on forecast data from Moody's over a forecast period of 24 months. The Company plans to adopt the new standard on January 1, 2020, and will continue to test, validate and refine its CECL models during the fourth quarter of 2019. The adoption of ASU No. 2016-13 may result in an increase in the allowance for loan losses as a result of changing from an incurred loss model, which encompasses allowances for current known and inherent losses within the portfolio, to an expected losses model, which encompasses allowances for losses expected to be incurred over the life of the portfolio. However, further development, testing and evaluation of the models is required to determine the impact that adoption of this standard will have on the financial condition and results of operations of the Company.

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

•
inflation and changes in the interest rate environment, including uncertainty about the future of the London Interbank Offered Rate (“LIBOR”), that could reduce our margins and yields or reduce the fair value of financial instruments;

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

•
significant increases in our allowance for loan losses, including increases that may result from the new authoritative accounting guidance (known as the current expected credit loss (“CECL”) model which may increase the required level of our allowance for loan losses after adoption effective January 1, 2020; and

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

Net income was $30.1 million for both the nine months ended September 30, 2019, and September 30, 2018. Basic and diluted earnings per common share were $0.64 for the nine months ended September 30, 2019, compared to basic and diluted earnings per common share of $0.65 and $0.64, respectively, for the nine months ended September 30, 2018. Earnings for the nine months ended September 30, 2019 benefited from $2.4 million, or $0.05 per diluted share, of tax-exempt income from bank owned life insurance proceeds in excess of the cash surrender value of the related policies, and $1.6 million, after tax, or $0.03 per diluted share, of income related to recoveries on loans previously charged-off. Earnings for the nine months ended September 30, 2018 benefited from excess tax benefits of $2.2 million, or $0.05 per diluted share, related to the exercise or vesting of equity awards, whereas there were no material tax benefits for the nine months ended September 30, 2019. For the nine months ended September 30, 2019, our return on average assets was 0.87%, as compared to 0.97% for the nine months ended September 30, 2018. For the nine months ended September 30, 2019, our return on average stockholders’ equity was 5.92% as compared to 6.22% for the nine months ended September 30, 2018.

Assets increased by $399.9 million, or 9.1%, to $4.81 billion at September 30, 2019, from $4.41 billion at December 31, 2018. Liabilities increased $376.4 million, or 10.1%, to $4.12 billion at September 30, 2019, from $3.74 billion at December 31, 2018.
On September 16, 2019, the Company announced its intention to combine three branch offices (two located in Brooklyn, New York, and one in Milltown, New Jersey) into existing nearby Northfield Bank locations. The branch consolidations are expected to occur on December 31, 2019, and the Company expects to record a one-time charge in occupancy costs of approximately $1.2 million in the fourth quarter of 2019, attributable to accelerated lease rental expense and accelerated leasehold amortization expense.
Comparison of Financial Condition at September 30, 2019, and December 31, 2018
Total assets increased $399.9 million, or 9.1%, to $4.81 billion at September 30, 2019, from $4.41 billion at December 31, 2018. The increase was primarily due to increases in available-for sale debt securities of $251.5 million, or 31.1%, loans held-for-investment, net, of $110.0 million, or 3.4%, Federal Home Loan Bank of New York stock of $9.6 million, or 42.6%, and the recording of our operating lease right-of-use assets of $41.2 million from the adoption of a new lease accounting standard, Accounting Standards Update (ASU) No. 2016-02 Leases (Topic 842) on January 1, 2019. The new lease standard requires us to recognize on the balance sheet right-of-use assets, which approximate the present value of our remaining lease payments. Partially offsetting these increases was a decrease in cash and cash equivalents of $8.1 million, or 10.4%, and a decrease in other assets of $6.8 million, or 21.5%.

The Company’s available-for-sale debt securities portfolio increased by $251.5 million, or 31.1%, to $1.06 billion at September 30, 2019, from $808.0 million at December 31, 2018. The increase was primarily attributable to purchases of mortgage-backed and corporate securities, utilizing excess cash from deposit growth and additional borrowings to invest in high quality shorter-term securities, partially offset by paydowns and sales. At September 30, 2019, $874.6 million of the portfolio consisted of residential mortgage-backed securities issued or guaranteed by Fannie Mae, Freddie Mac, or Ginnie Mae. In addition, the Company held $184.7 million in corporate bonds, substantially all of which were considered investment grade at September 30, 2019, and $222,000 in municipal bonds. The effective duration of the securities portfolio at September 30, 2019 was 1.76 years.

 As of September 30, 2019, our commercial real estate concentration (as defined by regulatory guidance) to total risk-based capital was 441%. Management believes that Northfield Bank (the “Bank”) has implemented appropriate risk management practices including risk assessments, board approved underwriting policies and related procedures, which include monitoring bank portfolio performance, performing market analysis (economic and real estate), and stressing of the Bank’s commercial real estate portfolio under severe adverse economic conditions. Although management believes the Bank has implemented appropriate policies and procedures to manage our commercial real estate concentration risk, the Bank’s regulators could require us to implement additional policies and procedures or could require us to maintain higher levels of regulatory capital, which might adversely affect our loan originations, ability to pay dividends, and profitability.

Loans held-for-investment, net, increased $110.0 million to $3.36 billion at September 30, 2019, from $3.25 billion at December 31, 2018, primarily due to an increase in originated loans held-for-investment of $180.8 million, partially offset by decreases in acquired loans of $68.1 million and PCI loans of $2.7 million. Originated loans held-for-investment, net, totaled $2.86 billion at September 30, 2019, as compared to $2.68 billion at December 31, 2018. The increase was primarily due to an increase in multifamily real estate loans of $167.8 million, or 8.7%, to $2.10 billion at September 30, 2019, from $1.93 billion at December 31, 2018.

On June 14, 2019, the State of New York announced revised rent laws that included repealing provisions that remove units from rent stabilization when rent crosses a high threshold or when a unit becomes vacant, or if the tenant’s income is $200,000 or higher in the preceding two years. The updated laws also eliminate a “vacancy bonus” provision which allowed property owners to raise rents as much as 20% each time a unit becomes vacant. At September 30, 2019, the Company has approximately $398.0 million in multifamily loans in New York City with tenants that have some form of rent stabilization or rent control. The weighted average loan to value (“LTV”) was 46.4% based on the current balance and the collateral value at date of origination on this portfolio. The highest LTV in this portfolio is 73.0%. All of the loans are performing as agreed. Management will continue to evaluate the effect of rent regulations on the collateral values.

The following tables detail our multifamily real estate originations for the nine months ended September 30, 2019 and 2018 (dollars in thousands):

For the Nine Months Ended September 30, 2019
Multifamily Originations	Weighted Average Interest Rate	Weighted Average Loan-to-Value Ratio	Weighted Average Months to Next Rate Change or Maturity for Fixed Rate Loans	(F)ixed or (V)ariable	Amortization Term
$296,236	4.16%	56%	92	V	10 to 30 Years
36,178	4.36%	55%	241	F	10 to 30 Years
$332,414	4.18%	56%

For the Nine Months Ended September 30, 2018
Multifamily Originations	Weighted Average Interest Rate	Weighted Average Loan-to-Value Ratio	Weighted Average Months to Next Rate Change or Maturity for Fixed Rate Loans	(F)ixed or (V)ariable	Amortization Term
$256,442	3.88%	64%	78	V	25 to 30 Years
12,365	4.17%	39%	181	F	15 Years
$268,807	3.89%	63%
Acquired loans decreased by $68.1 million to $478.0 million at September 30, 2019, from $546.2 million at December 31, 2018, primarily due to paydowns of one-to-four family residential and multifamily loans with weighted average interest rates (net of the servicing fee retained by the originating bank) of 3.57% and 3.08%, respectively, partially offset by purchases of one-to-four family residential loan pools totaling $44.2 million.

The following tables provide the details of the loan pools purchased during the nine months ended September 30, 2019, and September 30, 2018 (dollars in thousands):

Nine Months Ended September 30, 2019
Principal Amounts Purchased	Loan Type	Weighted Average Interest Rate(1)	Weighted Average Loan-to-Value Ratio	Weighted Average Months to Next Rate Change or Maturity for Fixed Rate Loans	(F)ixed or (V)ariable	Original Amortization Term
$4,230	Residential	4.19%	70.5%	324	F	15 - 30 Years
17,253	Residential	3.69%	63.0%	78	V	30 Years
19,448	Residential	4.19%	71.3%	333	F	30 Years
3,262	Residential	3.93%	65.5%	346	F	30 Years
$44,193		3.98%
The geographic locations of the properties collateralizing the loans purchased in the table above are as follows: 83.0% in Massachusetts, 13.1% in New York, and 3.9% in New Jersey.

Nine Months Ended September 30, 2018
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
PCI loans totaled $17.4 million at September 30, 2019, as compared to $20.1 million at December 31, 2018. The majority of the PCI loan balance consists of loans acquired as part of a Federal Deposit Insurance Corporation-assisted transaction.

Cash and cash equivalents decreased by $8.1 million, or 10.4%, to $69.7 million at September 30, 2019, from $77.8 million at December 31, 2018. Balances fluctuate based on the timing of receipt of security and loan repayments and the redeployment of cash into higher-yielding assets such as loans and securities, or the funding of deposit outflows or borrowing maturities.

Other assets decreased $6.8 million, or 21.5%, to $24.8 million at September 30, 2019, from $31.6 million at December 31, 2018. The decrease was primarily attributable to a decrease in net deferred tax assets associated with an increase in net unrealized gains on our debt securities available-for-sale portfolio.

Total liabilities increased $376.4 million, or 10.1%, to $4.12 billion at September 30, 2019, from $3.74 billion at December 31, 2018. The increase was primarily attributable to increases in deposits of $50.8 million, securities sold under agreements to repurchase of $75.0 million, other borrowings of $207.3 million, and operating lease liabilities of $45.2 million, attributable to capitalization of our operating leases as a result of the adoption of ASU No. 2016-02, effective January 1, 2019.

Deposits increased $50.8 million, or 1.5%, to $3.34 billion at September 30, 2019, as compared to $3.29 billion at December 31, 2018. The increase was attributable to increases of $88.2 million in transaction accounts and $138.9 million in savings accounts, partially offset by decreases of $71.0 million in money market accounts, and $105.1 million in certificates of deposit. The growth in deposits was primarily in response to promotion of our new high performance checking accounts and premier savings accounts.

Borrowings and securities sold under agreements to repurchase increased to $691.2 million at September 30, 2019, from $408.9 million at December 31, 2018. Management utilizes borrowings to mitigate interest rate risk, for short-term liquidity, and to a lesser extent as part of leverage strategies.

The following is a table of term borrowing maturities (excluding capitalized leases and overnight borrowings) and the weighted average rate by year at September 30, 2019 (dollars in thousands):

Year	Amount	Weighted Average Rate
2019	$180,000	2.15%
2020	90,000	1.65%
2021	145,000	1.94%
2022	120,000	2.29%
2023	87,500	2.89%
Thereafter	62,500	2.57%
	$685,000	2.20%

Total stockholders’ equity increased by $23.5 million to $689.9 million at September 30, 2019, from $666.4 million at December 31, 2018. The increase was primarily attributable to net income of $30.1 million for the nine months ended September 30, 2019, a $14.3 million increase in accumulated other comprehensive income associated with unrealized gains on our debt securities available-for-sale portfolio, and a $9.8 million increase in ESOP and equity award activity. The increase was partially offset by $15.1 million in dividend payments and $15.6 million in stock repurchases.

Comparison of Operating Results for the Nine Months Ended September 30, 2019 and 2018

Net Income. Net income was $30.1 million for both the nine months ended September 30, 2019, and September 30, 2018. Significant variances from the comparable prior year period are as follows: a $3.1 million increase in non-interest income, a $2.8 million decrease in the provision for loan losses, a $3.6 million increase in non-interest expense, and a $2.4 million increase in income tax expense.

Interest Income. Interest income increased $14.2 million, or 13.1%, to $122.5 million for the nine months ended September 30, 2019, from $108.3 million for the nine months ended September 30, 2018, due to an increase in the average balance of interest-earning assets of $396.0 million, or 10.1%, and a 10 basis point increase in the yields earned. Interest income on loans increased by $6.5 million, primarily attributable to an increase in the average loan balances of $100.2 million and a 15 basis point increase in the yield earned. Interest income on securities increased by $7.5 million, primarily attributable to an increase in the average securities balances of $301.7 million and a 29 basis point increase in the yields earned. The Company accreted interest income related to its PCI loans of $3.1 million for both nine-month periods ended September 30, 2019 and September 30, 2018. Interest income on loans for the nine months ended September 30, 2019, included loan prepayment income of $1.2 million, as compared to $1.5 million for the nine months ended September 30, 2018. Also included in interest income for the nine months ended September 30, 2019 was $314,000 from the pay-off of a non-accrual loan.

Interest Expense. Interest expense increased $14.1 million, or 56.1%, to $39.2 million for the nine months ended September 30, 2019, as compared to $25.1 million for nine months ended September 30, 2018. The increase was due to an increase in interest expense on deposits of $12.5 million, or 66.1%, and an increase in interest expense on borrowings of $1.6 million, or 26.1%. The increase in interest expense on deposits was attributable to a $363.1 million, or 14.1%, increase in the average balance of interest-bearing deposit accounts and a 44 basis point increase in the cost of interest-bearing deposits to 1.42% for the nine months ended September 30, 2019. The increase in borrowings was attributable to a $36.6 million, or 7.8%, increase in average borrowings and a 30 basis point increase in the cost of borrowings to 2.07% for the nine months ended September 30, 2019. The increases are reflective of the higher interest rate environment and increased competition for deposits.
Net Interest Income.  Net interest income remained largely unchanged at $83.3 million for the nine months ended September 30, 2019, compared to $83.2 million for the nine months ended September 30, 2018, as a $396.0 million, or 10.1%, increase in our average interest-earning assets was offset by a 26 basis point decrease in our net interest margin to 2.58%. The decrease in net interest margin was primarily due to the increased cost of our interest-bearing liabilities, which increased 42 basis points to 1.52% for the nine months ended September 30, 2019, from 1.10% for the nine months ended September 30, 2018, while yields on interest-earning assets increased 10 basis points to 3.80% for the nine months ended September 30, 2019, from 3.70% for the nine months ended September 30, 2018.

Provision for Loan Losses. The provision for loan losses decreased by $2.8 million to a negative provision of $750,000 for the nine months ended September 30, 2019, compared to a provision of $2.0 million for the nine months ended September 30, 2018. The negative provision was primarily related to a $1.8 million recovery on a loan previously charged-off, partially offset by a $521,000 charge-off on an impaired commercial real estate loan, and loan growth. Net recoveries for the nine months ended September 30, 2019, were $1.3 million compared to net charge-offs of $481,000 for the nine months ended September 30, 2018.

Non-interest Income. Non-interest income increased $3.1 million, or 41.8%, to $10.6 million for the nine months ended September 30, 2019, from $7.5 million for the nine months ended September 30, 2018, primarily due to an increase of $2.3 million in income on bank owned life insurance, attributable to insurance proceeds in excess of the related cash surrender value of the policies, and a $901,000 increase in gains on securities transactions, net (which include gains on available-for-sale debt securities and gains on trading securities). For the nine months ended September 30, 2019, gains on securities transactions, net, included gains of $1.5 million related to the Company’s trading portfolio, compared to gains of $714,000 in the comparative prior year period. The trading portfolio is utilized to fund the Company’s deferred compensation obligation to certain employees and directors of the Company's deferred compensation plan (the “Plan”). The participants of this Plan, at their election, defer a portion of their compensation. Gains and losses on trading securities have no effect on net income since participants benefit from, and bear the full risk of, changes in the trading securities market values. Therefore, the Company records an equal and offsetting amount in compensation expense, reflecting the change in the Company’s obligations under the Plan.

Non-interest Expense. Non-interest expense increased $3.6 million, or 6.9%, to $54.8 million for the nine months ended September 30, 2019, compared to $51.3 million for the nine months ended September 30, 2018. This was due primarily to a $2.2 million increase in employee compensation and benefits, $742,000 of which is related to the Company's deferred compensation plan, which is described above and has no effect on net income, with the remainder attributable to increased costs associated with new hires related to a branch opening and new lending personnel, merit increases effective January 1, 2019, and higher medical benefit cost, partially offset by a decrease in equity award expense. Additionally, there was a $425,000 increase in occupancy costs, primarily attributable to higher rent expense related to a new branch opening, an increase of $690,000 in data processing costs, related to our continued strategic initiative to enhance our customers' experience and growth in the number of accounts we service, and an increase of $1.0 million in advertising expense, attributable to the timing of advertising programs and increased expenditure focused on driving growth. These increases were partially offset by decreases of $275,000 in federal insurance premiums due to a reduction in our deposit insurance assessment as a result of the utilization of credits, and $513,000 in other non-interest expense, primarily related to a decrease in Directors' equity award expense. Non-interest expense included equity award expense of $2.9 million for the nine months ended September 30, 2019, as compared to $4.5 million for the nine months ended September 30, 2018. The lower expense in the current period was primarily attributable to equity awards that were fully vested in the second quarter of 2019.

Income Tax Expense. The Company recorded income tax expense of $9.7 million for the nine months ended September 30, 2019, compared to $7.3 million for the nine months ended September 30, 2018. The effective tax rate for the nine months ended September 30, 2019, was 24.4% compared to 19.5% for the nine months ended September 30, 2018. The increase was primarily due to lower excess tax benefits related to the exercise or vesting of equity awards and changes in New Jersey tax laws, partially offset by $2.4 million of tax-exempt income from bank owned life insurance proceeds in excess of the cash surrender value of the policies. There were no material excess tax benefits recorded for the nine months ended September 30, 2019. Excess tax benefits were $2.2 million for the nine months ended September 30, 2018. Excess tax benefits will fluctuate throughout the year based on the Company's stock price and timing of employee stock option exercises and vesting of other share-based awards.

On May 15, 2019 the State of New Jersey issued a tax technical bulletin which gave guidance on which entities are to be included in a combined group. Real estate investment trusts and investment companies will be excluded from a combined group. They will continue to file separate company New Jersey tax returns. As a result of this guidance, the Company recorded an additional $559,000 of state tax expense net of federal benefit for the nine months ended September 30, 2019. The $559,000 increase was comprised of $773,000 of current tax expense, partially offset by a write-up of deferred tax assets of $214,000.

The following table sets forth average balances, average yields and costs, and certain other information for the periods indicated.

	ANALYSIS OF NET INTEREST INCOME (Dollars in thousands)
	For the Nine Months Ended
	September 30, 2019			September 30, 2018
	Average Outstanding Balance	Interest	Average Yield/ Rate (1)	Average Outstanding Balance	Interest	Average Yield/ Rate (1)
Interest-earning assets:
Loans (2)	$3,269,983	$101,183	4.14%	$3,169,780	$94,686	3.99%
Mortgage-backed securities (3)	725,879	14,082	2.59	524,904	9,269	2.36
Other securities (3)	227,318	5,075	2.98	126,578	2,427	2.56
Federal Home Loan Bank of New York stock	25,587	1,138	5.95	25,271	1,240	6.56
Interest-earning deposits in financial institutions	63,261	1,028	2.17	69,528	722	1.39
Total interest-earning assets	4,312,028	122,506	3.80	3,916,061	108,344	3.70
Non-interest-earning assets	296,043			241,828
Total assets	$4,608,071			$4,157,889

Interest-bearing liabilities:
Savings, NOW, and money market accounts	$1,906,047	$15,452	1.08%	$1,652,683	$7,146	0.58%
Certificates of deposit	1,039,344	15,860	2.04	929,654	11,708	1.68
Total interest-bearing deposits	2,945,391	31,312	1.42	2,582,337	18,854	0.98
Borrowed funds	508,176	7,885	2.07	471,567	6,252	1.77
Total interest-bearing liabilities	3,453,567	39,197	1.52	3,053,904	25,106	1.10
Non-interest bearing deposits	382,686			408,116
Accrued expenses and other liabilities	92,122			48,596
Total liabilities	3,928,375			3,510,616
Stockholders' equity	679,696			647,273
Total liabilities and stockholders' equity	$4,608,071			$4,157,889

Net interest income		$83,309			$83,238
Net interest rate spread (4)			2.28%			2.60%
Net interest-earning assets (5)	$858,461			$862,157
Net interest margin (6)			2.58%			2.84%
Average interest-earning assets to interest-bearing liabilities			124.86%			128.23%

(1)	Average yields and rates are annualized.
(2)	Includes non-accruing loans.
(3)	Securities available-for-sale are reported at amortized cost.
(4)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(5)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(6)	Net interest margin represents net interest income divided by average total interest-earning assets.

Comparison of Operating Results for the Three Months Ended September 30, 2019 and 2018

Net Income. Net income was $13.1 million and $9.1 million for the quarters ended September 30, 2019, and September 30, 2018, respectively. Significant variances from the comparable prior year quarter are as follows: an $896,000 increase in net interest income, a $2.6 million decrease in the provision for loan losses, a $2.1 million increase in non-interest income, a $231,000 decrease in non-interest expense, and a $1.8 million increase in income tax expense.

    Interest Income. Interest income increased $5.1 million, or 13.6%, to $42.8 million for the quarter ended September 30, 2019, from $37.7 million for the quarter September 30, 2018, due to an increase in the average balance of interest-earning assets of $425.9 million, or 10.6%, and a 10 basis point increase in the yields earned. Interest income on loans increased by $2.8 million, primarily attributable to an increase in the average loan balances of $127.3 million and an 18 basis point increase in the yield earned. Interest income on securities increased by $2.3 million, primarily attributable to an increase in the average securities balances of $314.6 million and a 14 basis point increase in the yields earned. The Company accreted interest income related to its PCI loans of $1.1 million for the quarter ended September 30, 2019, as compared to $1.0 million, for the quarter ended September 30, 2018. Interest income on loans for the quarter ended September 30, 2019, included loan prepayment income of $596,000, as compared to $367,000 for the quarter ended September 30, 2018. Also included in interest income for the quarter ended September 30, 2019, was $314,000 from the pay-off of a non-accrual loan.

Interest Expense. Interest expense increased $4.2 million, or 43.1%, to $14.0 million for the quarter ended September 30, 2019, from $9.8 million for the quarter ended September 30, 2018. The increase was due to an increase in interest expense on deposits of $2.9 million, or 38.5%, and an increase in interest expense on borrowings of $1.3 million, or 58.9%. The increase in interest expense on deposits was attributable to a $263.4 million, or 9.8%, increase in the average balance of interest-bearing deposit accounts and a 30 basis point increase in the cost of interest-bearing deposits to 1.42% for the quarter ended September 30, 2019. The increase in borrowings was attributable to a $168.5 million, or 35.5%, increase in average borrowings and a 32 basis point increase in the cost of borrowings to 2.17% for the quarter ended September 30, 2019. The increases are reflective of the higher interest rate environment and increased competition for deposits.
Net Interest Income. Net interest income for the quarter ended September 30, 2019, increased $896,000, or 3.2%, primarily due to a $425.9 million, or 10.6%, increase in our average interest-earning assets, partially offset by an 18 basis point decrease in our net interest margin to 2.57%. The decrease in net interest margin was primarily due to the increased cost of our interest-bearing liabilities, which increased 32 basis points to 1.55% for the quarter ended September 30, 2019, from 1.23% for the quarter ended September 30, 2018, while yields earned on interest-earning assets increased 10 basis points to 3.82% for the quarter ended September 30, 2019, from 3.72% for the quarter ended September 30, 2018.

Provision for Loan Losses. The provision for loan losses decreased by $2.6 million to a negative provision of $1.3 million for the quarter ended September 30, 2019, from a provision of $1.3 million for the quarter ended September 30, 2018. The negative provision was primarily related to a $1.8 million recovery on a loan previously charged off, partially offset by a $514,000 charge-off on an impaired commercial real estate loan, and loan growth. Net recoveries were $1.5 million for the quarter ended September 30, 2019, compared to net charge-offs of $499,000 for the quarter ended September 30, 2018.

Non-interest Income. Non-interest income increased $2.1 million, or 79.5%, to $4.7 million for the quarter ended September 30, 2019, from $2.6 million for the quarter ended September 30, 2018, primarily due to an increase of $2.3 million in income on bank owned life insurance, attributable to insurance proceeds in excess of the related cash surrender values of the policies, partially offset by a decrease of $268,000 in gains on securities transactions, net (which include gains on available-for-sale debt securities and gains on trading securities). For the quarter ended September 30, 2019, gains on securities transactions, net, included gains of $28,000 related to the Company’s trading portfolio, compared to gains of $412,000 in the comparative prior year quarter. As previously noted, the trading portfolio is utilized to fund the Company’s deferred compensation obligation to certain employees and directors of the Company's deferred compensation plan, and gains and losses on trading securities have no effect on net income since participants benefit from, and bear the full risk of, changes in the trading securities market values.

Non-interest Expense. Non-interest expense decreased by $231,000, or 1.4%, to $16.9 million for the quarter ended September 30, 2019, from $17.1 million for the quarter ended September 30, 2018. The decrease was due primarily to a decrease of $410,000 in compensation and employee benefits, $384,000 of which is related to the Company's deferred compensation plan, which is described above and has no effect on net income, lower equity award expense, and lower medical benefit costs, partially offset by higher salary expense. Additionally, there were decreases of $236,000 in federal insurance premiums due to a reduction in our deposit insurance assessment as a result of the utilization of credits, partially offset by an increase in our premium base, and $296,000 in other non-interest expense, primarily related to lower Directors' equity award expense. Partially offsetting the decreases were increases of $364,000 in data processing costs and $185,000 in advertising expense. Non-interest expense included equity award expense of $425,000 and $1.4 million for the quarters ended September 30, 2019 and September 30, 2018, respectively. The lower expense in the current quarter was primarily attributable to equity awards that were fully vested in the second quarter of 2019.

Income Tax Expense. The Company recorded income tax expense of $4.8 million for the quarter ended September 30, 2019, compared to $3.1 million for the quarter ended September 30, 2018. The effective tax rate for the quarter ended September 30, 2019, was 26.9% compared to 25.3% for the quarter ended September 30, 2018. The higher effective tax rate was due to changes in New Jersey tax laws (discussed above), and the write-off of deferred tax assets related to the exercise or vesting of equity awards recorded as income tax expense in the current quarter, partially offset by $2.4 million of tax-exempt income from bank owned life insurance proceeds in excess of the cash surrender value of the policies.

On May 15, 2019, New Jersey issued a tax technical bulletin which gave guidance on which entities are to be included in a combined group. Real Estate Investment Trusts and Investment Companies will be excluded from a combined group. They will continue to file separate company New Jersey tax returns. As a result of this guidance, the Company recorded an additional $348,000 of state tax expense net of federal benefit for the quarter ended September 30, 2019.

The following table sets forth average balances, average yields and costs, and certain other information for the periods indicated.

	ANALYSIS OF NET INTEREST INCOME (Dollars in thousands)
	For the Three Months Ended
	September 30, 2019			September 30, 2018
	Average Outstanding Balance	Interest	Average Yield/ Rate (1)	Average Outstanding Balance	Interest	Average Yield/ Rate (1)
Interest-earning assets:
Loans (2)	$3,329,893	$35,285	4.20%	$3,202,616	$32,443	4.02%
Mortgage-backed securities (3)	833,071	5,409	2.58	565,783	3,475	2.44
Other securities (3)	208,196	1,511	2.88	160,877	1,104	2.72
Federal Home Loan Bank of New York stock	29,974	396	5.24	25,499	428	6.66
Interest-earning deposits in financial institutions	48,841	246	2.00	69,327	277	1.59
Total interest-earning assets	4,449,975	42,847	3.82	4,024,102	37,727	3.72
Non-interest-earning assets	303,406			244,191
Total assets	$4,753,381			$4,268,293

Interest-bearing liabilities:
Savings, NOW, and money market accounts	$1,940,764	$5,281	1.08%	$1,620,562	$2,691	0.66%
Certificates of deposit	1,007,163	5,235	2.06	1,064,005	4,902	1.83
Total interest-bearing deposits	2,947,927	10,516	1.42	2,684,567	7,593	1.12
Borrowed funds	643,280	3,511	2.17	474,773	2,210	1.85
Total interest-bearing liabilities	3,591,207	14,027	1.55	3,159,340	9,803	1.23
Non-interest bearing deposits	382,563			404,570
Accrued expenses and other liabilities	93,143			50,527
Total liabilities	4,066,913			3,614,437
Stockholders' equity	686,468			653,856
Total liabilities and stockholders' equity	$4,753,381			$4,268,293

Net interest income		$28,820			$27,924
Net interest rate spread (4)			2.27%			2.49%
Net interest-earning assets (5)	$858,768			$864,762
Net interest margin (6)			2.57%			2.75%
Average interest-earning assets to interest-bearing liabilities			123.91%			127.37%

(1)	Average yields and rates are annualized.
(2)	Includes non-accruing loans.
(3)	Securities available-for-sale are reported at amortized cost.
(4)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(5)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(6)	Net interest margin represents net interest income divided by average total interest-earning assets.

Asset Quality

Purchased Credit Impaired Loans

PCI loans are recorded at estimated fair value using discounted expected future cash flows deemed to be collectible on the date acquired. Based on its detailed review of PCI loans and experience in loan workouts, management believes it has a reasonable expectation about the amount and timing of future cash flows and accordingly has classified PCI loans ($17.4 million at September 30, 2019 and $20.1 million at December 31, 2018) as accruing, even though they may be contractually past due. At September 30, 2019, 6.5% of PCI loans were past due 30 to 89 days, and 23.5% were past due 90 days or more, as compared to 10.0% and 23.3%, respectively, at December 31, 2018.

Originated and Acquired loans

The following table details total originated and acquired (including held-for-sale, but excluding PCI) non-accruing loans, non-performing loans, non-performing assets, troubled debt restructurings (TDRs) on which interest is accruing, and accruing loans 30 to 89 days delinquent at September 30, 2019, and December 31, 2018 (dollars in thousands):

	September 30, 2019	December 31, 2018
Non-accrual loans:
Held-for-investment
Real estate loans:
Commercial	$8,310	$7,291
One-to-four family residential	895	1,129
Multifamily	444	566
Home equity and lines of credit	149	151
Commercial and industrial	—	25
Total non-accrual loans	9,798	9,162
Loans delinquent 90 days or more and still accruing:
Held-for-investment
Real estate loans:
Commercial	553	—
One-to-four family residential	6	33
Home equity and lines of credit	37	—
Total loans delinquent 90 days or more and still accruing	596	33
Total non-performing loans	10,394	9,195
Total non-performing assets	$10,394	$9,195
Non-performing loans to total loans	0.31%	0.28%
Non-performing assets to total assets	0.22%	0.21%
Loans subject to restructuring agreements and still accruing	$14,316	$16,390
Accruing loans 30 to 89 days delinquent	$5,348	$8,562

Accruing Loans 30 to 89 Days Delinquent

Loans 30 to 89 days delinquent and on accrual status totaled $5.3 million and $8.6 million at September 30, 2019 and December 31, 2018, respectively. The following table sets forth delinquencies for accruing loans by type and by amount at September 30, 2019 and December 31, 2018 (in thousands):

	September 30, 2019	December 31, 2018
Held-for-investment
Real estate loans:
Commercial	$2,475	$2,377
One-to-four family residential	2,235	4,120
Multifamily	431	2,018
Home equity and lines of credit	112	—
Commercial and industrial loans	87	45
Other loans	8	2
Total delinquent accruing loans	$5,348	$8,562

Loans Subject to TDR Agreements

Included in non-accruing loans are loans subject to TDR agreements totaling $4.4 million and $513,000 at September 30, 2019 and December 31, 2018, respectively. The increase in non-accruing TDR loans was primarily due to two impaired commercial real estate loans, one with a net carrying balance of $2.8 million, designated a performing TDR during the quarter ended March 31, 2019, as payment terms of the loan were modified, and the second loan with a net carrying balance of $1.3 million, put on non-accrual status during the quarter ended June 30, 2019. At September 30, 2019, two of the non-accruing TDRs totaling $1.5 million were not performing in accordance with their restructured terms, and are collateralized by real estate with an aggregate estimated fair value of $2.7 million. At December 31, 2018, one of the non-accruing TDRs totaling $235,000 was not performing in accordance with its restructured terms and is collateralized by real estate with an estimated fair value of $672,000.

The Company also holds loans subject to TDR agreements that are on accrual status totaling $14.3 million and $16.4 million at September 30, 2019 and December 31, 2018, respectively. At September 30, 2019, $13.9 million, or 97.3%, of the $14.3 million of accruing loans subject to TDR agreements were performing in accordance with their restructured terms. At December 31, 2018, $14.8 million, or 90.1%, of the $16.4 million of accruing loans subject to TDR agreements were performing in accordance with their restructured terms. Generally, the types of concessions that we make to troubled borrowers include both temporary and permanent reductions to interest rates, extensions of payment terms, and, to a lesser extent, forgiveness of principal and interest.

The following table details the amounts and categories of the loans subject to restructuring agreements by loan type as of September 30, 2019 and December 31, 2018 (in thousands):

	September 30, 2019		December 31, 2018
	Non-Accruing	Accruing	Non-Accruing	Accruing
Real estate loans:
Commercial	$4,118	$10,948	$—	$12,664
One-to-four family residential	258	2,248	361	2,324
Multifamily	41	1,002	152	1,268
Home equity and lines of credit	—	56	—	61
Commercial and industrial loans	—	61	—	73
	$4,417	$14,315	$513	$16,390

Performing in accordance with restructured terms	65.2%	97.3%	54.2%	90.1%

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
The Bank's primary sources of funds are deposits, principal and interest payments on loans and securities, borrowed funds, the proceeds from maturing securities and short-term investments, and to a lesser extent, proceeds from the sales of loans and securities and wholesale borrowings. The scheduled amortization of loans and securities, as well as proceeds from borrowed funds, are predictable sources of funds. Other funding sources, however, such as deposit inflows and loan prepayments are greatly influenced by market interest rates, economic conditions, and competition. The Bank is a member of the FHLBNY, which provides an additional source of short-term and long-term funding. The Bank also has short-term borrowing capabilities with the Federal Reserve Bank of New York. The Bank’s borrowed funds, excluding lease obligations floating rate advances and overnight line of credit, were $685.0 million at September 30, 2019, and had a weighted average interest rate of 2.20%. A total of $245.0 million of these borrowings will mature in less than one year. Borrowed funds, excluding floating rate advances and overnight line of credit, were $403.5 million at December 31, 2018. The Bank has the ability to obtain additional funding from the FHLB and Federal Reserve Bank of New York's discount window of approximately $1.48 billion utilizing unencumbered securities of $372.6 million and loans of $1.11 billion at September 30, 2019. The Bank also has a Letter of Credit (“LOC”) of up to $50.0 million with the FHLBNY for the purpose of collateralizing municipal deposits. Any amount pledged for such deposits under the LOC reduces the Bank's available borrowing amount under the FHLB advance agreement. The Bank expects to have sufficient funds available to meet current commitments in the normal course of business.

Northfield Bancorp, Inc. (standalone) is a separate legal entity from the Bank and must provide for its own liquidity to pay dividends, repurchase its stock, and for other corporate purposes. Northfield Bancorp, Inc.'s primary source of liquidity is dividend payments from the Bank. At September 30, 2019, Northfield Bancorp, Inc. (standalone) had liquid assets of $31.5 million.

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
As a result of the recently enacted Economic Growth, Regulatory Relief, and Consumer Protection Act, the federal banking agencies were required to develop a “Community Bank Leverage Ratio” (the ratio of a bank’s tangible equity capital to average total consolidated assets) for financial institutions with assets of less than $10 billion.  A “qualifying community bank” that exceeds this ratio will be deemed to be in compliance with all other capital and leverage requirements, including the capital requirements to be considered “well capitalized” under Prompt Corrective Action statutes. The federal banking agencies were required to set the minimum capital for the new Community Bank Leverage Ratio at not less than 8% and not more than 10%, and approved 9% as the minimum capital for the Community Bank Leverage Ratio, effective March 31, 2020. A financial institution can elect to be subject to this new definition.

At September 30, 2019 and December 31, 2018, as set forth in the following table, both the Bank and Northfield Bancorp, Inc. exceeded all of the regulatory capital requirements to which they were subject at such dates.

	Northfield Bank	Northfield Bancorp, Inc.	For Capital Adequacy Purposes (1)	For Well Capitalized Under Prompt Corrective Action Provisions
As of September 30, 2019:
Common equity Tier 1 capital (to risk-weighted assets)	15.09%	16.62%	6.375%	6.50%
Tier 1 leverage	12.44%	13.69%	4.000%	5.00%
Tier I capital (to risk-weighted assets)	15.09%	16.62%	7.875%	8.00%
Total capital (to risk-weighted assets)	15.83%	17.36%	9.875%	10.00%
As of December 31, 2018:
Common equity Tier 1 capital (to risk-weighted assets)	16.00%	17.17%	6.375%	6.50%
Tier 1 leverage	13.81%	14.82%	4.000%	5.00%
Tier I capital (to risk-weighted assets)	16.00%	17.17%	7.875%	8.00%
Total capital (to risk-weighted assets)	16.76%	17.93%	9.875%	10.00%

(1) Includes capital conservation buffer at September 30, 2019 and December 31, 2018.
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
The following table shows the contractual obligations of the Company by expected payment period as of September 30, 2019 (in thousands):

Contractual Obligations	Total	Less than One Year		One to less than Three Years	Three to less than Five Years	More than Five Years
Borrowings	$691,161	$251,161	(1)	$290,000	$137,500	$12,500
Operating lease liabilities	58,749	6,183		11,082	9,683	31,801
Commitments to originate loans	70,353	70,353		—	—	—
Commitments to fund unused lines of credit	137,848	137,848		—	—	—

(1) Includes $6.1 million of floating rate advances.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Management of Market Risk
General.  A majority of our assets and liabilities are monetary in nature. Consequently, our most significant form of market risk is interest rate risk. Our assets, consisting primarily of mortgage-related securities and loans, generally have longer maturities than our liabilities, which consist primarily of deposits and wholesale borrowings. As a result, a principal part of our business strategy involves managing interest rate risk and limiting the exposure of our net interest income to changes in market interest rates. Accordingly, our Board of Directors has established a Management Asset-Liability Committee, comprised of our SVP & Chief Investment Officer and Treasurer, who chairs this Committee, our President and Chief Executive Officer, our EVP & Chief Administrative Officer, EVP & Chief Financial Officer, EVP & Chief Lending Officer, EVP Operations, EVP Branch Administration and Business Development, SVP and Chief Risk Officer, and SVP & Director of Marketing, and other officers and staff as necessary or appropriate. This committee is responsible for, among other things, evaluating the interest rate risk inherent in our assets and liabilities, for recommending to the risk management committee of our Board of Directors the level of risk that is appropriate given our business strategy, operating environment, capital, liquidity and performance objectives, and for managing this risk consistent with the guidelines approved by the Board of Directors.

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

The following tables set forth, as of September 30, 2019 and December 31, 2018, our calculation of the estimated changes in our NPV, NPV ratio, and percent change in net interest income that would result from the designated instantaneous and sustained changes in interest rates (dollars in thousands).  Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments and deposit repricing characteristics including decay rates, and correlations to movements in interest rates, and should not be relied on as indicative of actual results.

	NPV at September 30, 2019
Change in Interest Rates (basis points)	Estimated Present Value of Assets	Estimated Present Value of Liabilities	Estimated NPV	Estimated Change In NPV	Estimated Change in NPV %	Estimated NPV/Present Value of Assets Ratio	Next 12 Months Net Interest Income Percent Change	Months 13-24 Net Interest Income Percent Change
+400	$4,420,482	$3,737,445	$683,037	$(139,916)	(17.00)%	15.45%	(14.48)%	1.71%
+300	4,520,870	3,804,088	716,782	(106,171)	(12.90)	15.85	(10.49)	1.63
+200	4,629,268	3,873,297	755,971	(66,982)	(8.14)	16.33	(6.27)	2.03
+100	4,737,823	3,945,660	792,163	(30,790)	(3.74)	16.72	(2.77)	1.68
—	4,844,782	4,021,829	822,953	—	—	16.99	—	—
(100)	4,958,624	4,108,066	850,558	27,605	3.35	17.15	(0.47)	(4.88)
(200)	5,115,048	4,193,007	922,041	99,088	12.04	18.03	(0.91)	(7.31)

	NPV at December 31, 2018
Change in Interest Rates (basis points)	Estimated Present Value of Assets	Estimated Present Value of Liabilities	Estimated NPV	Estimated Change In NPV	Estimated Change in NPV %	Estimated NPV/Present Value of Assets Ratio	Next 12 Months Net Interest Income Percent Change	Months 13-24 Net Interest Income Percent Change
+400	$4,031,597	$3,319,312	$712,285	$(149,277)	(17.33)%	17.67%	(16.59)%	(3.47)%
+300	4,124,540	3,376,794	747,746	(113,816)	(13.21)	18.13	(12.38)	(2.56)
+200	4,223,771	3,436,264	787,507	(74,055)	(8.60)	18.64	(7.84)	(0.97)
+100	4,324,514	3,498,443	826,071	(35,491)	(4.12)	19.10	(3.71)	(0.11)
—	4,425,777	3,564,215	861,562	—	—	19.47	—	—
(100)	4,527,603	3,637,211	890,392	28,830	3.35	19.67	1.27	(2.13)
(200)	4,633,379	3,712,989	920,390	58,828	6.83	19.86	2.03	(3.03)

At September 30, 2019, in the event of a 200 basis point decrease in interest rates, we would experience an 12.04% increase in estimated net portfolio value and a 0.91% decrease in net interest income in year one and a 7.31% decrease in net interest income in year two. In the event of a 400 basis point increase in interest rates, we would experience a 17.00% decrease in estimated net portfolio value and a 14.48% decrease in net interest income in year one and a 1.71% increase in net interest income in year two. Our policies provide that, in the event of a 200 basis point decrease or less in interest rates, our net present value ratio should decrease by no more than 300 basis points and 10%, and in the event of a 400 basis point increase or less, our net present value should decrease by no more than 475 basis points and 35%. In the event of a 200 basis point decrease or less, our projected net interest income should decrease by no more than 10% in year one and 25% in year two, and in the event of a 400 basis point increase or less, our projected net interest income should decrease by no more than 30% in year one and 20% in year two. However, when the federal funds rate is low and negative rate shocks do not produce meaningful results, management may temporarily suspend use of guidelines for negative interest rate shocks. At September 30, 2019, we were in compliance with all board approved policies with respect to interest rate risk management.

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

ITEM 4.    CONTROLS AND PROCEDURES
An evaluation was performed under the supervision and with the participation of the Company’s management, including the President and Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of September 30, 2019.  Based on that evaluation, the Company’s management, including the President and Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

During the three months ended September 30, 2019, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

ITEM 1.     LEGAL PROCEEDINGS
The Company and subsidiaries are subject to various legal actions arising in the normal course of business.  In the opinion of management, the resolution of these legal actions is not expected to have a material adverse effect on the Company’s consolidated financial condition or results of operations.

ITEM 1A.  RISK FACTORS
During the quarter ended September 30, 2019, there have been no material changes to the risk factors as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, as filed with the Securities and Exchange Commission, or as previously disclosed in our other filings with the Securities and Exchange Commission.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	Unregistered Sale of Equity Securities. There were no sales of unregistered securities during the period covered by this report.

(b)	Use of Proceeds. Not applicable.

(c)	Repurchases of Our Equity Securities.
The following table shows the Company’s repurchase of its common stock for the three months ended September 30, 2019.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (1)
July 1, 2019 through July 31, 2019	4,605	$14.16	465	$27,128,220
August 1, 2019 through August 31, 2019	299,300	15.41	299,300	22,519,365
September 1, 2019 through September 30, 2019	61,200	15.61	61,200	21,567,237
Total	365,105	15.31	360,965
(1) On April 24, 2019, the Company's Board of Directors approved a $37.2 million stock repurchase program under which the Company is authorized to repurchase shares and anticipates conducting such repurchases in accordance with Rule 10b5-1 of the Securities and Exchange Commission. The timing of the repurchases will depend on certain factors, including but not limited to, market conditions and prices, the Company’s liquidity and capital requirements, and alternative uses of capital. Any repurchased shares will be held as treasury stock and will be available for general corporate purposes. The repurchases may be suspended, terminated or modified at any time for any reason, including market conditions, the cost of repurchasing shares, the availability of alternative investment opportunities, liquidity, and other factors deemed appropriate. The Company is not obligated to purchase any particular number of shares.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES
None

ITEM 4.     MINE SAFETY DISCLOSURES
Not applicable

ITEM 5.     OTHER INFORMATION
None

ITEM 6.      EXHIBITS
The following exhibits required by Item 601 of Regulation S-K are included with this Quarterly Report on Form 10-Q.

Exhibit Number	Description
10.1	Northfield Bancorp, Inc 2019 Equity Incentive Plan (1)
31.1	Certification of Steven M. Klein, President and Chief Executive Officer, Pursuant to Rule 13a-14(a) and Rule 15d-14(a)
31.2	Certification of William R. Jacobs, Chief Financial Officer, Pursuant to Rule 13a-14(a) and Rule 15d-14(a)
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

(1) Incorporated by reference to Appendix A to the Company's Definitive Proxy Statement for its May 22, 2019, Annual Meeting, as filed with the Securities and Exchange Commission on April 9, 2019

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTHFIELD BANCORP, INC.
(Registrant)

Date: November 8, 2019

/s/ Steven M. Klein
Steven M. Klein
President and Chief Executive Officer

/s/ William R. Jacobs
William R. Jacobs
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)