Form 10-K
period 2019-12-31
Northfield Bancorp, Inc.
filed 2020-03-02
CIK 1493225

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2019

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from _______________ to _________________
Commission File No. 001-35791
Northfield Bancorp, Inc.
(Exact name of registrant as specified in its charter)

Delaware	80-0882592
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

581 Main Street,	Woodbridge,	New Jersey	07095
(Address of principal executive offices)			(Zip Code)

(732) 499-7200
(Registrant’s telephone number, including area code)

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Common Stock, par value $0.01 per share	NFBK	The NASDAQ Stock Market, LLC
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No     ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, computed by reference to price at which the common equity was last sold on June 30, 2019 was $669,416,040.
As of February 24, 2020, there were outstanding 49,188,347 shares of the registrant’s common stock.
DOCUMENTS INCORPORATED BY REFERENCE
Certain portions of the registrant’s Definitive Proxy Statement (the “2020 Proxy Statement”) for the 2020 Annual Meeting of the Stockholders to be held May 20, 2020, will be incorporated by reference in Part III. The 2020 Proxy Statement will be filed within 120 days of December 31, 2019.

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

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

•	general economic conditions, either nationally or in our market areas, including employment prospects, real estate values and conditions, that are worse than expected;

•	competition among depository and other financial institutions;

•	inflation and changes in the interest rate environment that reduce our margins and yields or reduce the fair value of financial instruments;

•	adverse changes in the securities or credit markets;

•	changes in laws, tax policies, or government regulations or policies affecting financial institutions, including changes in regulatory fees and capital requirements;

•	our ability to enter new markets successfully and capitalize on growth opportunities;

•	our ability to access cost-effective funding;

•	our ability to successfully integrate acquired entities, including our proposed acquisition of VSB Bancorp, Inc.;

•	changes in consumer demand, spending, borrowing and savings habits;

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

•	technological changes that may be more difficult or expensive than expected;

•	changes in our organization, compensation, and benefit plans;

•	our ability to retain key employees;

•	changes in the level of government support for housing finance;

•	changes in monetary or fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board (“FRB”);

•	the ability of third-party providers to perform their obligations to us;

•	the ability of the U.S. Government to manage federal debt limits;

•	the effects of any U.S. Government shutdowns;

•
significant increases in our loan losses, including increases that may result from the new authoritative accounting guidance (known as the current expected credit loss (“CECL”) model which may increase the required level of our allowance for loan losses after adoption effective January 1, 2020; and

•	changes in the financial condition, results of operations, or future prospects of issuers of securities that we own.

•	The effects of any pandemic disease, natural disaster, war, act of terrorism, accident, or similar action or event.
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

Northfield Bank

Northfield Bank was organized in 1887 and is a federally chartered savings bank. Northfield Bank conducts business from its operations center located in Woodbridge, New Jersey, its home office located in Staten Island, New York, its 36 additional branch offices located in New York and New Jersey, and a lending office located in Brooklyn, New York. The branch offices are located in Staten Island, Brooklyn, and the New Jersey counties of Hunterdon, Mercer, Middlesex, and Union. Northfield Bank also offers select loan and deposit products through the internet.

On December 23, 2019, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with VSB Bancorp, Inc. (“VSB Bancorp” or “VSB ”). Pursuant to the Merger Agreement, VSB Bancorp will merge with and into Northfield Bancorp. Under the terms of the agreement, each share of VSB Bancorp common stock will be exchanged for shares of Northfield Bancorp, Inc. common stock for total consideration of approximately $62.9 million. The price for VSB shareholders is fixed at $33.30 per share, subject to a 5% collar. The final exchange ratio will be determined using $33.30 divided by Northfield Bancorp Inc.’s ten-day average stock price just prior to closing, as defined in the definitive agreement (the “Average Stock Price”); provided, however, that if the Average Stock Price is greater than $17.99, then the exchange ratio will be 1.8514, and if the Average Stock Price is less than $16.27, then the exchange ratio will be 2.0463. As of September 30, 2019, VSB Bancorp had approximately $376 million of assets, $157 million of loans, and $325 million of deposits.

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

Northfield Bank’s principal business consists of originating multifamily and other commercial real estate loans, purchasing investment securities, including mortgage-backed securities and corporate bonds, and, to a lesser extent, depositing funds in other financial institutions. Northfield Bank also offers construction and land loans, commercial and industrial loans, and home equity loans and lines of credit, and from time to time purchases loan participations and pools of loans. Northfield Bank offers a variety of deposit accounts, including certificates of deposit, passbook, statement, and money market savings accounts, transaction deposit accounts (negotiable orders of withdrawal (NOW) accounts and interest and non-interest bearing demand accounts), individual retirement accounts, and, to a lesser extent, when it is deemed cost effective, brokered deposits. Deposits are Northfield Bank’s primary source of funds for its lending and investing activities. Northfield Bank also borrows funds, principally through Federal Home Loan Bank (“FHLB”) of New York advances and repurchase agreements with brokers. Northfield Bank owns 100% of NSB Services Corp., which, in turn, owns 100% of the voting common stock of a real estate investment trust, NSB Realty Trust, which holds primarily mortgage loans. In addition, Northfield Bank refers its customers to independent third parties that provide non-deposit investment products, merchant processing services, and one-to-four family residential mortgage products.

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

Our deposit sources are primarily concentrated in the communities surrounding our branch offices in the New York counties of Richmond (Staten Island) and Kings (Brooklyn), and Hunterdon, Mercer, Middlesex and Union counties in New Jersey. As of June 30, 2019 (the latest date for which information is publicly available), we ranked fourth in deposit market share for Federal Deposit Insurance Corporation (“FDIC”) Insured Institutions in Staten Island with a 11.99% market share. As of that date, we had a 0.71% deposit market share in Brooklyn, New York, and a combined deposit market share of 1.53% in the Hunterdon, Mercer, Middlesex and Union counties in New Jersey.

The following table sets forth the unemployment rates for the communities we serve and the national average for the last five years, as published by the U.S. Bureau of Labor Statistics:

	Unemployment Rate At December 31,
	2019	2018	2017	2016	2015
Hunterdon County, NJ	2.7%	2.8%	3.1%	3.1%	3.3%
Middlesex County, NJ	3.0	3.1	3.5	3.6	3.9
Mercer County, NJ	3.1	3.1	3.6	3.5	3.8
Union County, NJ	3.7	3.7	4.2	4.3	4.7
Richmond County, NY	3.0	3.9	3.8	4.4	5.2
Kings County, NY	3.2	4.0	4.0	4.5	5.3
National Average	3.5	3.6	4.1	4.7	5.0

The following table sets forth median household income at December 31, 2019 and 2018, for the communities we serve, as published by the U.S. Census Bureau:

	Median Household Income
	At December 31,
	2019	2018
Hunterdon County, NJ	$119,926	$111,743
Middlesex County, NJ	90,068	82,945
Mercer County, NJ	83,451	77,984
Union County, NJ	80,594	76,739
Richmond County, NY	83,351	77,303
Kings County, NY	60,915	57,227
National Average	63,174	61,045

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

Loan Originations, Purchases, Sales, Participations, and Servicing.  All loans we originate are underwritten pursuant to our policies and procedures or are properly approved as exceptions to our policies and procedures. Our ability to originate fixed- or adjustable-rate loans is dependent on the relative demand for such loans, which is affected by various factors including current market interest rates as well as anticipated future market interest rates. Our loan origination activity may be adversely affected by changes in economic conditions that result in decreased loan demand. Our home equity loans and lines of credit typically are generated through direct mail advertisements, newspaper advertisements, online applications through our website, and referrals from branch personnel. A significant portion of our multifamily real estate loans and other commercial real estate loans are generated with the use of third-party loan brokers. Our commercial and industrial loans typically are generated through our loan and business development officers and, to a lesser extent, referrals from accountants and other professional contacts. We generally retain in our portfolio all loans we originate and have historically only sold non-performing loans.  Beginning in 2019, we began offering interest rate swap contracts to qualified commercial borrowers.

From time-to-time, we may sell or purchase participation interests in individual loans (in addition to loans we acquire in assisted transactions, mergers or acquisitions, and pool purchases) which may not necessarily be in our primary lending areas. We underwrite our participation interest in the loans that we are purchasing according to our own underwriting criteria and procedures. At December 31, 2019, we had $72.9 million of loan participations that we purchased and $22.3 million of loan participations that we sold. At December 31, 2018, we had $86.9 million of loan participations that we purchased and $8.6 million of loan participations that we sold. All loan participations are secured by real estate that adheres to our loan policies. At December 31, 2019, all participation loans were performing in accordance with their terms.

Loans acquired in an assisted transaction with the FDIC in 2011, and in the mergers with Flatbush Federal Bancorp, Inc. (2012) and Hopewell Valley (2016), with deteriorated credit quality, herein referred to as purchased credit-impaired (“PCI”) loans, have a carrying value of $17.4 million at December 31, 2019. The accounting and reporting for these loans differs substantially from those loans originated and classified as held-for-investment. For purposes of reporting, discussion and analysis, management has classified its loan portfolio into three categories: (1) PCI loans, which are held-for-investment, and initially valued at estimated fair value on the date of acquisition, with no initial related allowance for loan losses, (2) originated loans held-for-investment, which are carried at amortized cost, less net charge-offs and the allowance for loan losses, and (3) acquired loans with no evidence of credit deterioration, which are held-for-investment, and initially valued at an estimated fair value on the date of acquisition, with no initial related allowance for loan losses. PCI and acquired loans are periodically evaluated for impairment after their initial valuation and, if determined to be impaired, could have an associated allowance for loan losses.

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

Loan Portfolio Composition. The following table sets forth the composition of our loan portfolio, by type of loan, at the dates indicated.

	At December 31,
	2019		2018		2017		2016		2015
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Loans originated:
Real estate loans:
Multifamily	$2,196,407	64.05%	$1,930,535	59.62%	$1,735,712	55.38%	$1,506,335	50.86%	$1,318,461	55.66%
Commercial	528,681	15.42	499,311	15.42	445,225	14.20	412,667	13.93	402,073	16.97
One-to-four family residential	83,742	2.44	91,371	2.82	100,942	3.22	105,968	3.58	98,332	4.15
Home equity and lines of credit	84,928	2.48	78,593	2.43	66,254	2.11	65,437	2.21	61,413	2.59
Construction and land	38,284	1.12	26,552	0.82	34,545	1.10	14,065	0.47	18,652	0.79
Commercial and industrial loans	45,328	1.32	44,104	1.36	34,828	1.11	31,906	1.08	25,554	1.08
Other loans	2,083	0.05	1,519	0.04	1,430	0.05	1,497	0.05	2,256	0.10
Total loans originated	2,979,453	86.88	2,671,985	82.51	2,418,936	77.17	2,137,875	72.18	1,926,741	81.34
PCI loans	17,365	0.51	20,143	0.62	22,741	0.73	30,498	1.03	33,115	1.40
Loans acquired:
Real estate loans:
One-to-four family residential	187,975	5.48	225,877	6.98	275,053	8.78	317,639	10.73	330,672	13.96
Multifamily	108,417	3.16	145,485	4.49	199,149	6.35	215,389	7.27	64,779	2.73
Commercial	113,027	3.30	133,263	4.12	163,962	5.23	188,001	6.35	11,160	0.47
Home equity and lines of credit	12,008	0.35	17,583	0.54	20,455	0.65	25,522	0.86	2,404	0.10
Construction and land	2,537	0.07	12,003	0.37	17,201	0.55	20,887	0.71	—	—
Commercial and industrial loans	8,689	0.25	11,933	0.37	16,946	0.54	25,443	0.86	—	—
Other loans	—	—	6	—	37	—	359	0.01	—	—
Total loans acquired	432,653	12.61	546,150	16.87	692,803	22.10	793,240	26.79	409,015	17.26
Total loans	$3,429,471	100.00%	$3,238,278	100.00%	$3,134,480	100.00%	$2,961,613	100.00%	$2,368,871	100.00%
Other items:
Deferred loan costs (fees), net	7,614		6,892		6,339		6,471		4,844
Allowance for loan losses	(28,707)		(27,497)		(26,160)		(24,595)		(24,770)
Net loans held-for-investment	$3,408,378		$3,217,673		$3,114,659		$2,943,489		$2,348,945

At December 31, 2019, PCI loans consisted of approximately 29% commercial real estate loans and 42% commercial and industrial loans, with the remaining balance in residential and home equity loans. At both December 31, 2018 and December 31, 2017, these loans consisted of approximately 27% commercial real estate loans and 50% commercial and industrial loans, with the remaining balance in residential and home equity loans. At December 31, 2016, these loans consisted of approximately 30% commercial real estate loans and 48% commercial and industrial loans, with the remaining balance in residential and home equity loans. At December 31, 2015, these loans consisted of approximately 28% commercial real estate loans and 52% commercial and industrial loans, with the remaining balance in residential and home equity loans.

Loan Portfolio Maturities.  The following tables summarize the scheduled repayments of our loan portfolio and weighted average contractual rate by loan type at December 31, 2019. Demand loans (loans having no stated repayment schedule or maturity) and overdraft loans are reported as being due in the year ending December 31, 2020. Maturities are based on the final contractual payment date and do not reflect the effect of prepayments, repricing and scheduled principal amortization.

	Originated Loans
	Multifamily		Commercial Real Estate		One-to-Four Family Residential		Home Equity and Lines of Credit
	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in thousands)
Due during the years ending December 31,
2020	$1	6.99%	$12,110	4.78%	$300	4.30%	$82	3.58%
2021	85	5.23%	2,229	4.19%	1	5.50%	273	4.04%
2022	464	4.40%	686	5.22%	71	4.47%	788	3.29%
2023 to 2024	23,271	3.54%	3,636	4.72%	934	5.07%	3,214	3.61%
2025 to 2029	76,050	3.94%	81,869	4.42%	2,070	4.67%	19,288	3.88%
2030 to 2034	108,852	4.32%	86,319	4.74%	10,826	4.48%	18,022	3.97%
2035 and beyond	1,987,684	3.77%	341,832	4.13%	69,540	4.01%	43,261	4.35%
Total	$2,196,407	3.80%	$528,681	4.30%	$83,742	4.10%	$84,928	4.12%

	Construction and Land		Commercial and Industrial		Other
	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in thousands)
Due during the years ending December 31,
2020	$16,629	5.69%	$20,001	5.25%	$1,934	0.06%
2021	14,676	5.01%	5,260	4.55%	9	12.00%
2022	—	—%	3,490	4.46%	—	—%
2023 to 2024	584	4.50%	5,978	4.40%	—	—%
2025 to 2029	1,590	4.05%	8,050	5.82%	91	6.00%
2030 to 2034	3,351	3.50%	475	4.48%	—	—%
2035 and beyond	1,454	4.68%	2,074	4.28%	49	4.83%
Total	$38,284	5.11%	$45,328	5.04%	$2,083	0.48%

	Acquired Loans
	One-to-Four-Family Residential		Multifamily		Commercial Real Estate		Home Equity and Lines of Credit
	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in thousands)
Due during the years ending December 31,
2020	$501	3.75%	$1,418	3.37%	$5,436	7.94%	$288	4.48%
2021	853	4.84%	—	—%	1,487	4.68%	115	6.15%
2022	167	6.31%	151	4.00%	1,221	5.65%	307	5.13%
2023 to 2024	614	5.65%	61,746	3.22%	7,797	5.50%	1,434	5.12%
2025 to 2029	7,111	3.90%	42,553	3.40%	20,278	4.56%	4,948	4.83%
2030 to 2034	10,000	5.27%	536	6.17%	20,325	5.04%	3,492	5.08%
2035 and beyond	168,729	3.85%	2,013	4.44%	56,483	5.12%	1,424	4.00%
Total	$187,975	3.94%	$108,417	3.33%	$113,027	5.17%	$12,008	4.85%

	Acquired Loans (continued)
	Commercial and Industrial		Construction and Land		PCI loans		Total Loans
	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate(1)	Amount	Weighted Average Rate
	(Dollars in thousands)
Due during the years ending December 31,
2020	$1,594	5.53%	$1,946	6.28%	$4,598	15.85%	$66,838	6.05%
2021	776	4.88%	—	—%	1,300	20.07%	27,064	5.55%
2022	568	5.24%	—	—%	424	24.48%	8,337	5.71%
2023 to 2024	939	4.95%	591	5.50%	780	24.37%	111,518	3.80%
2025 to 2029	1,310	5.26%	—	—%	1,084	12.89%	266,292	4.17%
2035 and beyond	3,502	4.53%	—	—%	478	12.78%	2,678,523	3.87%
Total	$8,689	4.95%	$2,537	6.10%	$17,365	18.32%	$3,429,471	4.04%

(1) Represents estimated accretable yield.

    The following table summarizes fixed- and adjustable-rate loans at December 31, 2019, that are contractually due after December 31, 2020:

	Due After December 31, 2020
	Fixed Rate	Adjustable Rate	Total
	(Dollars in thousands)
Real estate loans:
Multifamily	$135,110	$2,061,296	$2,196,406
Commercial	62,258	454,313	516,571
One-to-four family residential	16,689	66,753	83,442
Construction and land	2,155	19,500	21,655
Home equity and lines of credit	54,780	30,066	84,846
Commercial and industrial loans	17,548	7,779	25,327
Other loans	149	—	149
PCI loans	3,350	9,417	12,767
Acquired loans	245,904	175,566	421,470
Total loans	$537,943	$2,824,690	$3,362,633

At December 31, 2019, the Company had a total of $2.68 billion in loans due to mature in 2035 and beyond, of which $161.4 million, or 6.03%, are fixed rate loans.

Multifamily Real Estate Loans. Originated loans secured by multifamily properties totaled approximately $2.20 billion, or 64.0%, of our total loan portfolio, at December 31, 2019. We include in this category properties having more than four residential units and a business or businesses where the majority of space is utilized for residential purposes, which we refer to as mixed-use. At December 31, 2019, we had 994 originated multifamily real estate loans, with an average loan balance of approximately $2.2 million, although there are a large number of loans with balances substantially greater than this average. At December 31, 2019, our largest multifamily real estate loan had a principal balance of $29.8 million, is secured by five multifamily buildings and a single family residence with a total of 828 units located in Harrisburg, Pennsylvania, and was performing in accordance with its original contractual terms. Substantially all of our multifamily real estate loans are secured by properties located in our primary market areas and eastern Pennsylvania.

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

In a ruling that was contrary to a 1996 advisory opinion from the New York State Division of Housing and Community Renewal that owners of housing units who benefited from the receipt of “J-51” tax incentives under the Rent Stabilization Law are eligible to decontrol apartments, the New York State Court of Appeals ruled in 2009, that residential housing units located in two major housing complexes in New York City had been illegally decontrolled by the current and previous property owners. This ruling may subject other property owners that have previously or are currently benefiting from a J-51 tax incentive to litigation, possibly resulting in a significant reduction to property cash flows. Based on management’s assessment of our multifamily loan portfolio, we believe that eight loans may be affected by the ruling regarding J-51. These loans had an aggregate principal balance of $53.2 million at December 31, 2019, and were all performing in accordance with their original contractual terms at that date.

On June 14, 2019, the New York State legislature passed the Housing Stability and Tenant Protection Act of 2019, impacting about one million rent-regulated apartment units. Among other things, the new legislation: (i) curtails rent increases from Material Capital Improvements and Individual Apartment Improvements; (ii) all but eliminates the ability for apartments to exit rent regulation; (iii) does away with vacancy decontrol and high-income deregulation; and (iv) repealed the 20% vacancy bonus. At December 31, 2019, the Company has approximately $397.8 million in multifamily loans in New York City with tenants that have some form of rent stabilization or rent control. All of the loans are performing as agreed. This new legislation is expected to affect the market values and cash flows from this property type which will in turn limit the number and amount of loans made to this portion of the multifamily market.

The following table summarizes our variable-interest multifamily loan repricing (including originated and acquired loans, excluding PCI loans) at December 31, 2019:

	Amount	Weighted Average Rate
	(Dollars in thousands)
2020	$1,419	3.38%
2022	141	4.88%
2023 to 2024	26,239	3.46%
2025 to 2029	25,171	3.75%
2030 to 2034	42,196	4.58%
2035 and beyond	1,991,975	3.77%
	$2,087,141	3.78%

Commercial Real Estate Loans.  Originated commercial real estate loans (other than multifamily real estate loans) totaled $528.7 million, or 15.4%, of our loan portfolio as of December 31, 2019. At December 31, 2019, our originated commercial real estate loan portfolio consisted of 403 loans with an average loan balance of approximately $1.3 million, although there are a large number of loans with balances substantially greater than this average. At December 31, 2019, our largest commercial real estate loan (in which we have a 38.7% participation interest) had a principal balance of $23.2 million, was secured by a full service hotel in New York, and was performing in accordance with its original contractual terms. Substantially all of our commercial real estate loans are secured by properties located in our primary market areas.

The following table sets forth the property types collateralizing our originated commercial real estate loans as of December 31, 2019:

	At December 31, 2019
	Amount	Percent
	(Dollars in thousands)
Mixed use (majority of space is non-residential)	$137,164	25.9%
Retail	110,728	20.9
Office buildings	119,852	22.7
Warehousing	18,292	3.5
Accommodations	66,526	12.6
Services	18,511	3.5
Healthcare facilities	27,548	5.2
Manufacturing	3,545	0.7
Restaurant	9,043	1.7
Schools/day care	5,121	1.0
Recreational	2,868	0.5
Other	9,483	1.8
	$528,681	100.0%
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

Construction and Land Loans. At December 31, 2019, originated construction and land loans totaled $38.3 million, or 1.1%, of total loans receivable, and the additional unadvanced portion of these construction loans totaled $32.6 million. At December 31, 2019, we had 31 originated construction and land loans with an average loan balance of approximately $1.2 million and our largest construction and land loan had a principal balance of $29.2 million, in which we have a 50% participation interest, and is secured by a proposed eight-story office facility in Staten Island, New York. At December 31, 2019, this loan was performing in accordance with its original contractual terms.

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

Commercial and Industrial Loans. At December 31, 2019, originated commercial and industrial loans totaled $45.3 million, or 1.3%, of the total loan portfolio and the additional unadvanced portion of these commercial and industrial loans totaled $36.9 million. As of December 31, 2019, we had 313 originated commercial and industrial loans with an average loan balance of approximately $145,000, although we originate these types of loans in amounts substantially greater than this average. At December 31, 2019, our largest commercial and industrial loan had a principal balance of $5.0 million and was performing in accordance with its original contractual terms.

Our term commercial and industrial loans typically amortize over 10 years with interest rates that are indexed to the prime rate as published in The Wall Street Journal. Margins generally range from zero basis points to 300 basis points above the prime rate. We also originate, to a lesser extent, 10-year fixed-rate, fully amortizing loans. In general, our commercial and industrial loans have interest rate floors equal to the interest rate on the date the loan is originated and have prepayment penalties.

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

One-to-Four Family Residential Real Estate Loans. At December 31, 2019, we had 241 originated one-to-four family residential real estate loans outstanding with an aggregate balance of $83.7 million, or 2.4%, of our total loan portfolio. As of December 31, 2019, the average balance of originated one-to-four family residential real estate loans was approximately $354,000, although we have originated these types of loan in amounts substantially greater than this average. At December 31, 2019, our largest loan of this type had a principal balance of $4.6 million, was collateralized by 48 two-bedroom individual condominiums, each with a separate assessment, and was performing in accordance with its original contractual terms. We no longer offer loans secured by owner-occupied, one-to-four family residential real estate, but may purchase them from time-to-time to meet our Community Reinvestment Act obligations.

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

Home Equity Loans and Lines of Credit. At December 31, 2019, we had 1,511 originated home equity loans and lines of credit with an aggregate outstanding balance of $84.9 million, or 2.5% of our total loan portfolio. Of this total, outstanding home equity lines of credit totaled $39.4 million, or 1.2%, of our total loan portfolio and home equity loans totaled $56.7 million, or 1.7%, of our total loan portfolio. At December 31, 2019, the average originated home equity loan and line of credit balance was approximately $57,000, although we originate these types of loans in amounts substantially greater than this average. At December 31, 2019, our largest outstanding home equity line of credit was $432,000 and was performing in accordance with its original contractual terms. At December 31, 2019, our largest outstanding home equity loan was $1.5 million and was performing in accordance with its original contractual terms.

We offer home equity loans and home equity lines of credit that are secured by the borrower’s primary residence or second home. Home equity lines of credit are adjustable-rate loans tied to the prime rate as published in The Wall Street Journal adjusted for a margin, and have a maximum term of 20 years during which time the borrower is required to make principal payments based on a 20-year amortization. Home equity lines generally have interest rate floors and ceilings. The borrower is permitted to draw against the line during the entire term on originations occurring prior to June 15, 2011. For home equity loans originated beginning June 15, 2011, the borrower is only permitted to draw against the line for the initial 10 years. Our home equity loans typically are fully amortizing with fixed terms up to 30 years. Home equity loans and lines of credit generally are underwritten with the same criteria we use to underwrite fixed-rate, one-to-four family residential real estate loans. Home equity loans and lines of credit may be underwritten with a loan-to-value ratio of 80% when combined with the principal balance of the existing mortgage loan. We appraise the property securing the loan at the time of the loan application to determine the value of the property. At the time we close a home equity loan or line of credit, we record a mortgage to perfect our security interest in the underlying collateral.

PCI Loans. PCI loans are accounted for in accordance with Accounting Standards Codification (ASC) Subtopic 310-30, “Loans and Debt Securities Acquired with Deteriorated Credit Quality,” since all of these loans were acquired at a discount attributable, at least in part, to credit quality. PCI loans are initially recorded at fair value (as determined by the present value of expected future cash flows) with no valuation allowance (i.e., allowance for loan losses). Under ASC Subtopic 310-30, the PCI loans are aggregated and accounted for as pools of loans based on common risk characteristics. At December 31, 2019, PCI loans had a carrying balance of approximately $17.4 million, or 0.5%, of our total loan portfolio and consisted of approximately 29% commercial real estate loans and 42% commercial and industrial loans, with the remaining balance in residential and home equity loans. At December 31, 2018, PCI loans had a carrying balance of approximately $20.1 million, or 0.6%, of our total loan portfolio and consisted of approximately 27% commercial real estate loans and 50% commercial and industrial loans, with the remaining balance in residential and home equity loans.

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

Acquired Loans. Loans acquired, with no evidence of credit deterioration, are held-for-investment and initially valued at estimated fair value on the date of acquisition, with no initial related allowance for loan losses. These loans are evaluated for impairment on a quarterly basis as part of our analysis of the allowance for loan losses. At December 31, 2019, acquired loans totaled $432.7 million and consisted of approximately 43% one-to-four family residential loans, 25% multifamily loans, and 26% commercial real estate loans, with the remaining balance in home equity, construction and land, and commercial and industrial loans. At December 31, 2018, acquired loans totaled $546.2 million and consisted of approximately 41% one-to-four family residential loans, 27% multifamily loans, and 24% commercial real estate loans, with the remaining balance in home equity, construction and land, and commercial and industrial loans.

During 2019, the Company purchased loan pools consisting primarily of one-to-four family residential loans totaling $44.2 million. The following table provides the details of the loans purchased during the year ended December 31, 2019 (dollars in thousands):

Principal Amounts Purchased	Loan Type	Weighted Average Interest Rate(1)	Weighted Average Loan-to-Value Ratio	Weighted Average Months to Next Rate Change or Maturity for Fixed Rate Loans	(F)ixed or (V)ariable	Original Amortization Term
$4,230	Residential	4.19%	71%	324	F	15 - 30 Years
17,253	Residential	3.69%	63%	78	V	30 Years
19,448	Residential	4.19%	71%	333	F	30 Years
3,262	Residential	3.93%	66%	346	F	30 Years
$44,193		3.98%	68%

(1) Net of servicing fee retained by the originating bank.

The geographic locations of the properties collateralizing the loans purchased in 2019 are as follows: 83% in Massachusetts, 13% in New York, 4% in New Jersey.

During 2018, the Company purchased loan pools consisting primarily of one-to-four family residential and multifamily loans, totaling $37.5 million. The following table provides the details of the loans purchased during the year ended December 31, 2018 (dollars in thousands):

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

The geographic locations of the properties collateralizing the loans purchased during 2018 are as follows: 32.7% in New York, 29.9% in California, 27.1% in Massachusetts, with the majority of the remaining balance in New Jersey.
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

To minimize our losses on delinquent loans we work with borrowers experiencing financial difficulties and will consider modifying existing loan terms and conditions that we would not otherwise consider, commonly referred to as troubled debt restructurings (“TDR”). We record an impairment loss associated with TDRs, if any, based on the present value of expected future cash flows discounted at the original loan’s effective interest rate or the underlying collateral value, less estimated cost to sell, if the loan is collateral dependent. Once an obligation has been restructured because of credit problems, it continues to be considered restructured until paid in full or, if the obligation yields a market rate (a rate equal to or greater than the rate we were willing to accept at the time of the restructuring for a new loan with comparable risk), until the year subsequent to the year in which the restructuring takes place, provided the borrower has performed under the modified terms for a consecutive six-month period.

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

Non-Performing and Restructured Loans (excluding PCI Loans).  The table below sets forth the amounts and categories of our non-performing assets at the dates indicated. At December 31, 2019, 2018, 2017, 2016, and 2015, we had TDRs of $4.4 million, $513,000, $251,000, $1.8 million and $4.4 million, respectively, which are included in the appropriate categories within non-accrual loans. Additionally, we had $14.1 million, $16.4 million, $18.0 million, $20.6 million and $22.3 million, of TDRs on accrual status at December 31, 2019, 2018, 2017, 2016, and 2015, respectively, which do not appear in the table below. Generally, the types of concessions that we make to troubled borrowers include reductions in interest rates and payment extensions and to a lesser extent interest and principal forgiveness. At December 31, 2019, 80.4% of TDRs were commercial real estate loans, 13.4% were one-to-four family residential loans, 5.6% were multifamily loans, 0.3% were commercial and industrial loans, and 0.3% were home equity loans. At December 31, 2019, loans totaling $386,000, or 2.7%, of the $14.1 million accruing TDRs were not performing in accordance with their restructured terms, and three loans totaling $1.6 million, or 35.5%, of the $4.4 million non-accruing TDRs was not performing in accordance with its restructured terms. One of the non-accruing, non performing TDRs totaling $1.3 million was paid off in full in January 2020.

	At December 31,
	2019	2018	2017	2016	2015
	(Dollars in thousands)
Non-accrual loans:
Real estate loans:
Commercial	$7,922	$7,291	$4,087	$5,513	$5,232
One-to-four family residential	889	1,129	774	1,629	2,574
Construction and land	—	—	—	—	113
Multifamily	437	566	417	43	559
Home equity and lines of credit	185	151	156	127	329
Commercial and industrial loans	—	25	74	9	—
Total non-accrual loans	9,433	9,162	5,508	7,321	8,807
Loans delinquent 90 days or more and still accruing:
Real estate loans:
Commercial	253	—	—	—	—
One-to-four family residential	265	33	27	52	—
Home equity and lines of credit	—	—	—	8	—
Other	—	—	1	—	—
Commercial and industrial loans	—	—	—	—	15
Total loans delinquent 90 days or more and still accruing	518	33	28	60	15
Total non-performing loans	9,951	9,195	5,536	7,381	8,822
Other real estate owned	—	—	850	850	45
Total non-performing assets	$9,951	$9,195	$6,386	$8,231	$8,867
Ratios:
Non-performing loans to total loans held-for-investment, net	0.29%	0.28%	0.18%	0.25%	0.37%
Non-performing assets to total assets	0.20%	0.21%	0.16%	0.21%	0.28%
Total assets	$5,055,302	$4,408,432	$3,991,417	$3,850,094	$3,202,584
Loans held-for-investment, net	$3,437,085	$3,245,170	$3,140,819	$2,968,084	$2,373,715

At December 31, 2019, 20.9% of PCI loans were past due 30 to 89 days, and 24.3% were past due 90 days or more. At December 31, 2018, 10.0% of PCI loans were past due 30 to 89 days, and 23.3% were past due 90 days or more. At December 31, 2017, 10.8% of PCI loans were past due 30 to 89 days, and 17.1% were past due 90 days or more. At December 31, 2016, 6.6% of PCI loans were past due 30 to 89 days, and 19.3% were past due 90 days or more. At December 31, 2015, 7.9% of PCI loans were past due 30 to 89 days, and 21.4% were past due 90 days or more.

The following table sets forth the property types collateralizing non-accrual commercial real estate loans at December 31, 2019:

	At December 31, 2019
	Amount	Percent
	(Dollars in thousands)
Services	$3,902	49.3%
Industrial	1,366	17.2
Mixed use	735	9.3
Office buildings	1,651	20.8
Other	268	3.4
Total	$7,922	100.0%

Other Real Estate Owned. Real estate acquired by us as a result of foreclosure or by deed in lieu of foreclosure is classified as other real estate owned. On the date the property is acquired, it is recorded at the lower of cost or estimated fair value, establishing a new cost basis. Estimated fair value generally represents the sale price a buyer would be willing to pay on the basis of current market conditions, including normal terms from other financial institutions, less the estimated costs to sell the property. Holding costs and declines in estimated fair value result in charges to expense after acquisition. The Company had no other real estate owned at both December 31, 2019 and December 31, 2018.

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

Our policies, consistent with regulatory guidelines, provide for the classification of loans and other assets that are considered to be of lesser quality as substandard, doubtful, or loss assets. An asset is classified substandard if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Substandard assets include those assets characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected. Assets classified as doubtful have all of the weaknesses inherent in those classified substandard with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable. Assets (or portions of assets) classified as loss are those considered uncollectible and of such little value that their continuance as assets is not warranted. Assets that do not expose us to risk sufficient to warrant classification in one of the aforementioned categories, but which possess potential weaknesses that deserve our close attention, are designated as special mention. At December 31, 2019, classified assets, excluding loans on non-accrual status, consisted of substandard assets of $22.8 million and no doubtful or loss assets. At December 31, 2019, we also had $5.0 million of assets designated as special mention. At December 31, 2018, classified assets, excluding loans on non-accrual status, consisted of substandard assets of $22.4 million and no doubtful or loss assets. At December 31, 2018, we also had $9.3 million of assets designated as special mention.

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

At December 31, 2019, the Company had $8.2 million of accruing loans that were 30 to 89 days delinquent, as compared to $8.6 million at December 31, 2018.

The following table sets forth the total amounts of delinquencies for accruing loans that were 30 to 89 days past due by type and by amount at the dates indicated:

	December 31,
	2019	2018
	(Dollars in thousands)
Real estate loans:
Commercial	$5,450	$2,377
One-to-four family residential	1,590	4,120
Construction and Land	147	—
Multifamily	547	2,018
Home equity and lines of credit	217	—
Commercial and industrial loans	229	45
Other loans	26	2
Total	$8,206	$8,562

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

The following table sets forth activity in our allowance for loan losses for the years indicated:

	At or For the Years Ended December 31,
	2019	2018	2017	2016	2015
	(Dollars in thousands)
Balance at beginning of year	$27,497	$26,160	$24,595	$24,770	$26,292
Charge-offs:
Commercial real estate	(520)	(1,256)	(4)	(638)	(1,431)
One-to-four family residential	—	(3)	—	(20)	(277)
Multifamily	—	—	(184)	(278)	(120)
Home equity and lines of credit	—	(60)	(104)	—	(115)
Commercial and industrial	(100)	(70)	(73)	(66)	(71)
Other	(123)	—	—	(2)	(1)
Acquired loans	(244)	(1)	(37)	—	—
Total charge-offs	(987)	(1,390)	(402)	(1,004)	(2,015)
Recoveries:
Commercial real estate	98	49	70	181	2
One-to-four family residential	72	4	—	2	20
Multifamily	1,818	26	277	—	25
Home equity and lines of credit	—	—	97	2	42
Commercial and industrial	20	20	79	4	34
Other	1	—	—	5	17
Acquired loans	166	13	33	—	—
Total recoveries	2,175	112	556	194	140
Net recoveries (charge-offs)	1,188	(1,278)	154	(810)	(1,875)
Provision for loan losses	22	2,615	1,411	635	353
Balance at end of year	$28,707	$27,497	$26,160	$24,595	$24,770
Ratios:
Net recoveries (charge-offs) to average loans outstanding	0.04%	(0.04)%	0.01%	(0.03)%	(0.09)%
Allowance for loan losses to non-performing loans held-for-investment at end of year	288.48	299.06	472.63	333.23	280.78
Allowance for loan losses to originated loans held-for-investment, net at end of year (1)	0.93	0.99	1.04	1.10	1.24
Allowance for loan losses to total loans held-for-investment at end of year (2)	0.84	0.85	0.83	0.83	1.04

(1)  Excludes PCI loans and acquired loans held-for-investment (and related allowance for loan losses).
(2)  Includes PCI and acquired loans held-for-investment (and related allowance for loan losses).

At December 31, 2019 and 2018, the allowance for loan losses related to PCI loans was $789,000 and $1.0 million, respectively.  Loans held-for-sale are excluded from the allowance for loan losses coverage ratios in the table above.

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

	At December 31,
	2019		2018		2017
	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
Real estate loans:
Commercial	$4,756	15.42%	$5,630	15.42%	$5,196	14.20%
One-to-four family residential	180	2.44	342	2.82	503	3.22
Construction and land	536	1.12	463	0.82	610	1.10
Multifamily	20,203	64.05	18,084	59.62	17,374	55.38
Home equity and lines of credit	317	2.48	291	2.43	122	2.11
Commercial and industrial	1,640	1.32	1,569	1.36	1,273	1.11
PCI loans	789	0.51	1,010	0.62	951	0.73
Loans Acquired	135	12.61	—	16.87	37	22.10
Other	151	0.05	108	0.04	94	0.05
Total allocated allowance	28,707	100.00%	27,497	100.00%	26,160	100.00%
Unallocated	—		—		—
Total	$28,707		$27,497		$26,160

	At December 31,
	2016		2015
	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
Real estate loans:
Commercial	$5,432	13.93%	$7,106	16.97%
One-to-four family residential	664	3.58	787	4.15
Construction and land	172	0.47	261	0.79
Multifamily	14,952	50.86	12,387	55.66
Home equity and lines of credit	588	2.21	795	2.59
Commercial and industrial	1,720	1.08	1,288	1.08
PCI loans	896	1.03	783	1.40
Loans Acquired	75	26.79	115	17.26
Other	96	0.05	155	0.10
Total allocated allowance	24,595	100.00%	23,677	100.00%
Unallocated	—		1,093
Total	$24,595		$24,770

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

Northfield Bank’s investment policy does not permit investment in preferred and common stock of other entities including GSEs, other than our required investment in the common stock of the FHLB of New York or as permitted for community reinvestment purposes or to fund Northfield Bank’s deferred compensation plan. Northfield Bancorp, Inc. may invest in equity securities of other financial institutions up to certain limitations. As of December 31, 2019, we held no asset-backed securities other than mortgage-backed securities. Our Board of Directors may change these limitations in the future.

Our current investment policy does permit hedging through the use of derivative instruments such as financial futures or interest rate options and swaps, although we currently have no derivative hedging instruments in place.

At the time of purchase, we designate a security as either held-to-maturity, available-for-sale, or trading, based upon our ability and intent to hold such securities. Trading securities and securities available-for-sale are reported at estimated fair value, and securities held-to-maturity are reported at amortized cost. A periodic review and evaluation of the available-for-sale and held-to-maturity securities portfolios is conducted to determine if the estimated fair value of any security has declined below its carrying value and whether such impairment is other-than-temporary. If such impairment is deemed to be other-than-temporary, the security is written down to a new cost basis and the resulting loss is charged against earnings. The estimated fair values of our securities are obtained from an independent nationally recognized pricing service (see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies - Securities Valuation and Impairment” for further discussion). At December 31, 2019, our investment portfolio consisted primarily of mortgage-backed securities guaranteed by GSEs, corporate debt securities, and, to a lesser extent municipal bonds, private label mortgage-backed securities, and mutual funds. The market for these securities primarily consists of other financial institutions, insurance companies, real estate investment trusts, and mutual funds.

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

At December 31, 2019, our corporate bond portfolio consisted of securities, all of which except for one were investment-grade, and had remaining maturities generally shorter than five years. Our investment policy provides that we may invest up to 15% of our tier-one risk-based capital in corporate bonds from individual issuers which, at the time of purchase, are within the investment-grade ratings from Standard & Poor’s, Moody’s or Fitch. The maturity of these bonds may not exceed 10 years, and there is no aggregate limit for this security type. Corporate bonds from individual issuers not rated investment grade at the time of purchase, are limited to the lesser of 1% of our total assets or 15% of our Tier 1 risk-based capital, and must have a maturity of less than one year. Aggregate holdings of this security type cannot exceed 5% of our total assets. Aggregate holdings of individual issuers of corporate bonds and commercial paper, both investment grade and non-investment grade, are not to exceed 50% of tier-one capital of the Company. Additionally, at the time of purchase, management performs due diligence to conclude that the security meets the regulatory standard for investment-grade. Bonds that subsequently experience a decline in credit rating below investment grade are monitored at least quarterly.

The following table sets forth the amortized cost and estimated fair value of our available-for-sale and held-to-maturity securities portfolios (excluding FHLB of New York common stock) at the dates indicated.  As of December 31, 2019, 2018, and 2017, we also had a trading portfolio with a fair value of $11.2 million, $9.0 million and $9.6 million, respectively, consisting of mutual funds quoted in actively traded markets.  These securities are utilized to fund non-qualified deferred compensation obligations.

	At December 31,
	2019		2018		2017
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(Dollars in thousands)
Debt securities available-for-sale:
Mortgage-backed securities:
Pass-through certificates:
GSEs	$324,080	$329,407	$317,530	$314,788	$179,320	$178,295
REMICs:
GSEs	643,816	643,667	258,050	250,163	273,501	266,929
Non-GSEs	53	53	59	58	80	79
Other debt securities:
Municipal bonds	296	299	270	273	343	349
Corporate bonds	163,725	164,926	244,892	242,749	67,927	68,130
Total debt securities available-for-sale	$1,131,970	$1,138,352	$820,801	$808,031	$521,171	$513,782

	At December 31,
	2019		2018		2017
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(Dollars in thousands)
Securities held-to-maturity:
Mortgage-backed securities:
Pass-through certificates - GSEs	$8,762	$8,886	$9,505	$9,249	$9,931	$9,892
Total securities held-to-maturity	$8,762	$8,886	$9,505	$9,249	$9,931	$9,892

The following table sets forth the amortized cost and estimated fair value of securities as of December 31, 2019, for issuers that exceeded 10% of our stockholders’ equity as of that date:

	At December 31, 2019
	Amortized Cost	Estimated Fair Value
	(Dollars in thousands)
Mortgage-backed securities:
Freddie Mac	$358,769	$360,319
Fannie Mae	$467,619	$471,225
Ginnie Mae	$148,128	$148,301

Portfolio Maturities and Yields.  The composition and maturities of the investment securities portfolio at December 31, 2019, are summarized in the following table.  Maturities are based on the final contractual payment dates, and do not reflect the effect of scheduled principal repayments, prepayments, or early redemptions that may occur.  All of our securities at December 31, 2019, were taxable with the exception of our municipal portfolio.

	One Year or Less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield
	(Dollars in thousands)
Securities available-for-sale:
Mortgage-backed securities:
Pass-through certificates:
GSEs	$11	4.79%	$16,941	3.43%	$129,817	3.04%	$177,311	3.35%	$324,080	$329,407	3.23%
REMICs:
GSE	740	2.01%	927	2.07%	53,251	2.74%	588,898	2.36%	643,816	643,667	2.39%
Non-GSE	—	—%	—	—%	—	—%	53	2.11%	53	53	2.11%
	$751	2.05%	$17,868	3.36%	$183,068	2.95%	$766,262	2.59%	$967,949	$973,127	2.67%
Other debt securities:
Municipal bonds	125	2.28%	171	3.39%	—	—%	—	—%	296	299	2.92%
Corporate bonds	74,989	2.98%	88,736	2.79%	—	—%	—	—%	163,725	164,926	2.88%
	$75,114	2.98%	$88,907	2.79%	$—	—%	$—	—%	$164,021	$165,225	2.88%
Total securities available-for-sale	$75,865	2.97%	$106,775	2.89%	$183,068	2.95%	$766,262	2.59%	$1,131,970	$1,138,352	2.70%

Securities held-to-maturity:
Mortgage-backed securities:
Pass-through certificates:
GSEs	$—	—%	$—	—%	$—	—%	$8,762	—%	$8,762	$8,886	3.51%
Total securities held-to-maturity	$—	—%	$—	—%	$—	—%	$8,762	—%	$8,762	$8,886	3.51%

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

Deposits.  We accept deposits primarily from the areas in which our offices are located. We rely on our convenient locations, customer service, and competitive products and pricing to attract and retain deposits. We offer a variety of deposit accounts to businesses, consumers and municipalities with a range of interest rates and terms. Our deposit accounts consist of transaction accounts (NOW and interest and non-interest bearing checking accounts), savings accounts (money market, passbook, and statement savings), and certificates of deposit, including individual retirement accounts. We accept brokered deposits when it is deemed cost effective. At December 31, 2019 and 2018, we had brokered deposits totaling $259.0 million and $275.4 million, respectively. In addition, municipal deposits which primarily consist of funds from local government entities domiciled in New Jersey, and are a significant source of funds, totaled $371.2 million, or 10.9% of our total deposits at December 31, 2019. At December 31, 2018, municipal deposits totaled $337.1 million, or 10.3% of our total deposits. Municipal deposits are primarily secured by mortgaged-backed securities.

Interest rates offered on deposit accounts generally are established weekly, while maturity terms, service fees, and withdrawal penalties are reviewed on a periodic basis. Deposit rates and terms are based primarily on current operating strategies, market interest rates, and liquidity requirements.

At December 31, 2019, we had $1.05 billion in certificates of deposit, of which $908.7 million had remaining maturities of one year or less.

The following table sets forth the distribution of our average total deposit accounts, by account type, for the years indicated:

	For the Years Ended December 31,
	2019			2018			2017
	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate
	(Dollars in thousands)
Non-interest bearing demand	$384,740	11.54%	—%	$405,319	13.32%	—%	$385,891	14.16%	—%
NOW and interest bearing demand	575,893	17.28	0.80%	456,545	15.00	0.48%	477,996	17.54	0.30%
Money market accounts	630,273	18.91	1.32%	686,080	22.54	1.00%	809,286	29.70	0.73%
Savings	715,398	21.46	1.05%	538,942	17.71	0.38%	426,581	15.66	0.21%
Certificates of deposit	1,027,122	30.81	2.03%	956,821	31.43	1.74%	625,067	22.94	1.30%
Total deposits	$3,333,426	100.00%	1.24%	$3,043,707	100.00%	0.91%	$2,724,821	100.00%	0.60%

As of December 31, 2019, the aggregate amount of our outstanding certificates of deposit in amounts greater than or equal to $100,000 was $485.2 million.  The following table sets forth the maturity of these certificates at December 31, 2019:

December 31, 2019
(Dollars in thousands)
Three months or less	$202,317
Over three months through six months	83,680
Over six months through one year	154,021
Over one year to three years	27,386
Over three years	17,845
Total	$485,249

Borrowings.  Our borrowings consist primarily of advances from the FHLB of New York as well as securities sold under agreements to repurchase (repurchase agreements) with third-party financial institutions. As of December 31, 2019, our FHLB advances totaled $776.0 million, or 17.8% of total liabilities, repurchase agreements totaled $75.0 million, or 1.7%, and floating rate advances totaled $6.0 million, or 0.1%, of total liabilities. At December 31, 2019, the Company had the ability to obtain additional funding from the FHLB of New York and Federal Reserve Bank discount window of approximately $1.43 billion, utilizing unencumbered securities of $284.8 million and multifamily loans of $1.14 billion. Repurchase agreements are primarily secured by mortgage-backed securities. Advances from the FHLB of New York are secured by our investment in the common stock of the FHLB of New York as well as by pledged mortgage-backed securities and loans.

The following table sets forth information concerning balances and interest rates on our borrowings at or for the years indicated:

	At Or For the Years Ended December 31,
	2019	2018	2017
	(Dollars in thousands)
Balance at end of year	$857,004	$408,891	$471,549
Average balance during year	$576,284	$459,180	$494,361
Maximum outstanding at any month end	$857,004	$524,335	$579,690
Weighted average interest rate at end of year	2.12%	2.06%	1.62%
Weighted average interest rate during year	2.09%	1.81%	1.54%

Employees

As of December 31, 2019, we had 357 full-time employees and 23 part-time employees.  Our employees are not represented by any collective bargaining group. Management believes that we have a good working relationship with our employees.

Subsidiary Activities

Northfield-Bancorp, Inc. owns 100% of Northfield Investments, Inc., an inactive New Jersey investment company, and 100% of Northfield Bank. Northfield Bank owns 100% of NSB Services Corp., a Delaware corporation, which in turn owns 100% of the voting common stock of NSB Realty Trust. NSB Realty Trust is a Maryland real estate investment trust that holds mortgage loans, mortgage-backed securities and other investments. These entities enable us to segregate certain assets for management purposes, and promote our ability to raise capital in the future through the sale of preferred stock or other capital-enhancing securities or borrow against assets or stock of these entities for liquidity purposes. At December 31, 2019, Northfield Bank’s investment in NSB Services Corp. was $758.3 million, and NSB Services Corp. had assets of $761.3 million and liabilities of $3.0 million at that date. At December 31, 2019, NSB Services Corp.’s investment in NSB Realty Trust was $761.2 million, and NSB Realty Trust had $761.2 million in assets, and liabilities of $15,000 at that date.

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

Loans-to-One-Borrower

We generally may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of Northfield Bank’s unimpaired capital and unimpaired surplus. An additional amount may be loaned, equal to 10% of unimpaired capital and unimpaired surplus, if the loan is secured by readily marketable collateral, which is defined to include certain financial instruments and bullion, but generally does not include real estate. As of December 31, 2019, we were in compliance with our loans-to-one-borrower limitations.

Qualified Thrift Lender Test

As a federally chartered savings bank, Northfield Bank is required to satisfy a qualified thrift lender (“QTL”) test, under which we either must qualify as a “domestic building and loan” association as defined by the Internal Revenue Code or maintain at least 65% of our “portfolio assets” in “qualified thrift investments.” “Qualified thrift investments” consist primarily of residential mortgages and related investments, including mortgage-backed and related securities. “Portfolio assets” generally mean total assets less specified liquid assets up to 20% of total assets, goodwill, and other intangible assets and the value of property used to conduct business. A savings bank that fails the QTL test must operate under specified restrictions. Federal law also makes noncompliance with the QTL test subject to agency enforcement action for a violation of law. As of December 31, 2019, we maintained 81.7% of our portfolio assets in qualified thrift investments and, therefore, we met the QTL test.

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

In addition to establishing the minimum regulatory capital requirements, the regulations limit capital distributions and certain discretionary bonus payments to management if the institution does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets above the amount necessary to meet its minimum risk-based capital requirements. The capital conservation buffer requirement was phased in beginning January 1, 2016, at 0.625% of risk-weighted assets and increased each year until it was fully implemented at 2.50% on January 1, 2019.

Legislation enacted in 2018 required the federal banking agencies, including the OCC, to specify for qualifying institutions with less than $10 billion of assets, an alternative “community bank leverage ratio” that ranges between 8% to 10% of consolidated assets. Institutions with capital levels meeting or exceeding the specified requirement and choosing the alternative regulatory capital framework are considered to comply with the applicable regulatory capital requirements, including all risk-based requirements. A final rule was issued by the federal regulators, effective January 1, 2020, that establishes the elective community bank leverage ratio at 9.0% Tier 1 capital to average total consolidated assets. Northfield Bank has elected to opt into the new framework.

As of December 31, 2019, Northfield Bancorp, Inc. and Northfield Bank exceeded all capital adequacy requirements to which they were subject. Further, the most recent OCC notification categorized the Bank as a well-capitalized institution under the prompt corrective action regulations discussed below. See Note 13 of the Notes to the Consolidated Financial Statements for further discussion about Regulatory Requirements.

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

The previously referenced final rule that establishes an elective “community bank leverage ratio” provides that a qualifying institution whose Tier 1 capital equals or exceeds the specified community bank leverage ratio and opts into that framework will be considered to be “well capitalized” for purposes of prompt corrective action.
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

Authority to extend credit to executive officers, directors and 10% or greater shareholders (insiders), as well as entities controlled by insiders, is governed by Sections 22(g) and 22(h) of the Federal Reserve Act and its implementing regulation, FRB Regulation O. Among other things, loans to insiders must be made on terms substantially the same as those offered to unaffiliated individuals and not involve more than the normal risk of repayment. There is an exception for bank-wide lending programs that do not discriminate in favor of insiders. Regulation O also places individual and aggregate limits on the amount of loans that may be made to insiders based, in part, on the institution’s capital position, and requires that certain prior board approval procedures be followed. Extensions of credit to executive officers are subject to additional restrictions on the types and amounts of loans that may be made. At December 31, 2019, Northfield Bank was in compliance with these regulations.

Enforcement

The OCC has primary enforcement responsibility over federal savings institutions, including the authority to bring enforcement action against “institution-related parties,” including officers, directors, certain shareholders, and attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution. Formal enforcement action may range from the issuance of a capital directive or "cease and desist" order to removal of officers and/or directors of the institution, receivership, conservatorship or the termination of deposit insurance.  Civil penalties cover a wide range of violations and actions, and range up to $50,000 per day (as adjusted for inflation), unless a finding of reckless disregard is made, in which case penalties may be as high as $2 million per day.

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
The minimum target Deposit Insurance Fund ratio established by federal law was increased in 2011 from 1.15% of estimated insured deposits to 1.35% of estimated insured deposits. The FDIC was required to achieve the 1.35% ratio by September 30, 2020. Federal law required institutions with assets of $10 billion or more to fund the increase from 1.15% to 1.35% and, effective July 1, 2016, such institutions became subject to a surcharge to achieve that goal. On September 30, 2018, the Deposit Insurance Fund ratio reached 1.36%, exceeding the statutorily required minimum reserve ratio of 1.35% ahead of the September 30, 2020 deadline. Consequently, surcharges on insured depository institutions with total consolidated assets of $10 billion or more ceased; and smaller banks received assessment credits for the portion of their assessments that contributed to the growth in the reserve ratio from between 1.15% and 1.35%.

The FDIC has established a long-range target Deposit Insurance fund ratio of 2%. The FDIC has authority to increase insurance assessments. Any significant increases would have an adverse effect on the operating expenses and results of operations of Northfield Bank. Future insurance assessments cannot be predicted.

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

Federal Home Loan Bank System

Northfield Bank is a member of the FHLB of New York, and therefore is a member of the Federal Home Loan Bank System, which consists of 11 regional Federal Home Loan Banks. The Federal Home Loan Bank System provides a central credit facility primarily for member institutions. Members of the FHLB are required to acquire and hold a specified amount of shares of FHLB capital stock. Northfield Bank was in compliance with this requirement at December 31, 2019.

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

Savings and loan holding companies above $3 billion in consolidated assets, such as Northfield Bancorp, Inc., are subject to consolidated regulatory capital requirements that are as stringent as those required for their insured depository subsidiaries. Consolidated regulatory capital requirements identical to those applicable to the subsidiary depository institutions also apply to savings and loan holding companies. As is the case with institutions themselves, the capital conservation buffer was phased in between 2016 and 2019. Northfield Bancorp, Inc. exceeded the FRB’s consolidated capital requirements as of December 31, 2019.

Federal law applies the FRB's “source of strength” doctrine to savings and loan holding companies. The FRB has issued regulations implementing the “source of strength” policy that requires holding companies act as a source of strength to their subsidiary depository institutions by providing capital, liquidity, and other support in times of financial stress.

The FRB has issued a policy statement regarding the payment of dividends and the repurchase of shares of common stock by bank and savings and loan holding companies. In general, the policy provides that dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by the holding company appears consistent with the organization’s capital requirements, asset quality and overall financial condition. Regulatory guidance provides for prior regulatory review of capital distributions in certain circumstances such as where the company’s net income for the past four quarters, net of dividends previously paid over that period, is insufficient to fully fund the dividend or the company’s overall rate of earnings retention is inconsistent with the company’s capital needs and overall financial condition. The ability of a holding company to pay dividends may be restricted if a subsidiary bank becomes undercapitalized. The policy statement also specifies that a holding company should advise FRB supervisory staff prior to redeeming or repurchasing common or perpetual preferred stock, to provide opportunity for supervisory review and possible objection, when the holding company is experiencing financial weaknesses or the repurchase or redemption would result in a net reduction as of the end of a quarter in the amount of such equity instruments outstanding compared with the beginning of the quarter in which the redemption or repurchase occurs. These regulatory policies could affect the ability of Northfield Bancorp, Inc. to pay dividends, repurchase common stock or otherwise engage in capital distributions.

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

In 2017, the Tax Cuts and Jobs Act (the “Tax Act”), was signed into law. The Tax Act includes many provisions that have affected our income tax expense, including reducing our federal tax rate from 35% to 21%, effective January 1, 2018. As a result of this rate reduction, we were required to re-measure, through income tax expense in the period of enactment, our deferred tax assets and liabilities using the enacted rate at which we expect them to be recovered or settled. The re-measurement of our net deferred tax asset resulted in additional 2017 income tax expense of $10.5 million.

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

Taxable Distributions and Recapture. Prior to 1996, bad debt reserves created prior to 1988 were subject to recapture into taxable income if Northfield Bank failed to meet certain thrift asset and definitional tests or made certain distributions. Tax law changes in 1996 eliminated thrift-related recapture rules. However, under current law, pre-1988 tax bad debt reserves remain subject to recapture if Northfield Bank makes certain non-dividend distributions, repurchases any of its common stock, pays dividends in excess of earnings and profits, or fails to qualify as a “bank” for tax purposes. At December 31, 2019, the total federal pre-base year bad debt reserve of Northfield Bank was approximately $5.9 million.

Alternative Minimum Tax. Prior to December 31, 2017, the Internal Revenue Code imposed an alternative minimum tax at a rate of 20% on a base of regular taxable income plus certain tax preferences, less any available exemption. The alternative minimum tax is imposed to the extent it exceeds the regular income tax. Net operating losses can offset no more than 90% of alternative taxable income. Certain payments of alternative minimum tax may be used as credits against regular tax liabilities in future years. Effective January 1, 2018, the corporate AMT was repealed. Northfield Bancorp, Inc.’s consolidated group has not been subject to the alternative minimum tax and has no such amounts available as credits for carryover.

Net Operating Loss Carryovers. Prior to December 31, 2017, The Internal Revenue Code allowed corporations to carry back net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years. Effective January 1, 2018 net operating losses can no longer be carried back but can be carried forward indefinitely. At December 31, 2019, Northfield Bancorp, Inc.’s consolidated group had no net operating loss carryforwards for federal income tax purposes.

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

State Taxation

New York State Taxation. In 2014, New York State enacted significant and comprehensive reforms to its corporate tax system that went into effect January 1, 2015, including changes to the franchise, sales, estate, and personal income taxes and the elimination of the banking corporation tax so that banking corporations are taxed under New York State’s corporate franchise tax. New York State imposes a corporate income tax, based on net income allocable to New York State at a rate of 6.5%. In addition, New York State imposes the Metropolitan Transportation Authority (“MTA”) Tax Surcharge allocable to business activities carried on in the Metropolitan Commuter Transportation District. The MTA surcharge rate for 2019 was 28.9%, increasing to 29.4% for 2020.

New York City Taxation. Northfield Bank reports income on a calendar year basis to New York City and is subject to the New York City Financial Corporation Tax calculated, subject to a New York City income and expense allocation, on a similar basis as the New York State Tax, at a rate of 8.85%.

Our New York State and New York City tax returns are currently under audit for tax years 2015.

New Jersey State Taxation. Northfield Bancorp, Inc. and Northfield Bank file New Jersey Corporation Business Tax returns on a calendar year basis. Generally, the income derived from New Jersey sources is subject to New Jersey tax. Northfield Bancorp, Inc. and Northfield Bank pay the greater of the corporate business tax at 9% of taxable income or the minimum tax of $2,000 per entity. On July 1, 2018, the State of New Jersey enacted new legislation that imposes a temporary surtax of 2.5% for tax years beginning on or after January 1, 2018 through December 31, 2019, and of 1.5% for tax years beginning on or after January 1, 2020 through December 31, 2021. The legislation also requires combined filing for certain members of an affiliated group for tax years beginning on or after January 1, 2019. In May 2019, the State of New Jersey issued a tax technical bulletin, subsequently revised in December 2019, which gives guidance on the treatment of real estate investment trusts in connection with the combined reporting for New Jersey corporate business tax purposes. Real estate investment trusts and investment companies will be excluded from the combined group and will continue to file separate New Jersey tax returns.

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

Based on these factors we have a concentration in multifamily and commercial real estate lending, as such loans represent approximately 449% of Northfield Bank's capital as of December 31, 2019. The particular focus of the guidance is on exposure to commercial real estate loans that are dependent on the cash flow from the real estate held as collateral and that are likely to be at greater risk to conditions in the commercial real estate market (as opposed to real estate collateral held as a secondary source of repayment or as an abundance of caution). The purpose of the guidance is to guide banks in developing risk management practices and capital levels commensurate with the level and nature of real estate concentrations. The guidance states that management should employ heightened risk management practices including board and management oversight and strategic planning, development of underwriting standards, risk assessment, and monitoring through market analysis and stress testing. While we believe we have implemented policies and procedures with respect to our commercial real estate loan portfolio consistent with this guidance, bank regulators could require us to implement additional policies and procedures consistent with their interpretation of the guidance that may result in additional costs to us or that may result in a curtailment of our multifamily and commercial real estate lending and/or the requirement that we maintain higher levels of regulatory capital, either of which would adversely affect our loan originations and profitability.

Our concentration in multifamily loans and commercial real estate loans could expose us to increased lending risks and related loan losses.

Our current business strategy is to continue to originate multifamily loans and to a lesser extent other commercial real estate loans. At December 31, 2019, $2.95 billion, or 85.7% of our loan portfolio held-for-investment, net, consisted of multifamily and other commercial real estate loans.

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

Our New York State multi-family loan portfolio could be adversely impacted by changes in legislation or regulation.

On June 14, 2019, the New York State legislature passed the Housing Stability and Tenant Protection Act of 2019, impacting about one million rent regulated apartment units. Among other things, the new legislation: (i) curtails rent increases from Material Capital Improvements and Individual Apartment Improvements; (ii) all but eliminates the ability for apartments to exit rent regulation; (iii) does away with vacancy decontrol and high-income deregulation; and (iv) repealed the 20%

vacancy bonus. While it is too early to measure the full impact of the legislation, in total, it generally limits a landlord’s ability to increase rents on rent-regulated apartments and makes it more difficult to convert rent regulated apartments to market rate apartments. As a result, the value of the collateral located in New York State securing the Company’s multi-family loans or the future net operating income of such properties could potentially become impaired.

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

The Financial Accounting Standards Board has adopted a new accounting standard that became effective for us on January 1, 2020. This standard, referred to as ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”) or “CECL”, makes significant changes to the accounting for credit losses on financial instruments presented on an amortized cost basis, such as our loans held for investment, and disclosures about them. The CECL model requires an estimate of expected credit losses, measured over the contractual life of an instrument, which considers reasonable and supportable forecasts of future economic conditions in addition to information about past events and current conditions. The standard provides significant flexibility and requires a high degree of judgment with regards to pooling financial assets with similar risk characteristics and adjusting the relevant historical loss information in order to develop an estimate of expected lifetime losses. Providing for losses over the life of our loan portfolio is a change to the previous method of providing allowances for loan losses that are probable and incurred. This change may require us to increase our allowance for loan losses in future periods, and greatly increases the types of data we need to collect and review to determine the appropriate level of the allowance for loan losses. It may also result in even small changes to future forecasts having a significant impact on the allowance, which could make the allowance more volatile. Any requirement to increase our allowance for loan losses or expenses incurred to determine the appropriate level of the allowance for loan losses could have a material adverse effect on our financial condition and results of operations. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Implementation of New Accounting Standard for Accounting for Allowance for Loan Losses” for further details about our CECL implementation.

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

In an attempt to help the overall economy, the Federal Reserve Board kept interest rates low through its targeted Fed Funds rate for a number of years, however, the Federal Reserve Board steadily increased the federal funds target rate in 2018 and 2017 and beginning in August 2019 has reduced the federal funds target rate 25 basis points three times to a current range of 1.50% to 1.75%. If the Federal Reserve Board increases the Fed Funds rate, given our liability sensitivity, our net interest rate spread and net interest margin are at risk of being reduced due to potential increases in our cost of funds that may outpace any increases in our yield on interest-earning assets.

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

At December 31, 2019, our simulation model indicated that our net portfolio value (the net present value of our interest-earning assets and interest-bearing liabilities) would decrease by 8.66% if there was an instantaneous parallel 200 basis point increase in market interest rates. Although interest rate risk calculations provide an indication of our interest rate risk exposure at a particular point in time, such measurements are not intended to and do not provide a precise forecast of the effect of changes in market interest rates on our net portfolio value or net interest income and likely will differ from actual results.

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

Information security risks have generally increased in recent years because of the proliferation of new technologies, the use of the Internet and telecommunications technologies to conduct financial and other transactions, and the increased sophistication and activities of perpetrators of cyber-attacks and mobile phishing. Mobile phishing, a means for identity thieves to obtain sensitive personal information through fraudulent e-mail, text or voice mail, is an emerging threat targeting the customers of financial entities. Although we have not experienced a failure in or breach of our operational or information security systems to date, failure in or breach of our operational or information security systems, or those of our third-party service providers, as a result of cyber-attacks or information security breaches or due to employee error, malfeasance or other disruptions could adversely affect our business, result in the disclosure or misuse of confidential or proprietary information, damage our reputation, increase our costs and/or cause losses.

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

A federal savings bank differs from a commercial bank in that it is required to maintain at least 65% of its total assets in “qualified thrift investments,” which generally includes loans and investments for the purchase, refinance, construction, improvement, or repair of residential real estate, as well as home equity loans, education loans and small business loans. To maintain our federal savings bank charter we have to be a “qualified thrift lender” or “QTL” in nine out of each 12 immediately preceding months. The QTL requirement limits the extent to which we can grow our commercial loan portfolio, and failing the QTL test can result in an enforcement action. However, a loan that does not exceed $2 million (including a group of loans to one borrower) that is for commercial, corporate, business, or agricultural purposes is included in our qualified thrift investments. As of December 31, 2019, we maintained 81.7% of our portfolio assets in qualified thrift investments. Because of the QTL requirement, we may be limited in our ability to change our asset mix and increase the yield on our earning assets by growing our commercial loan portfolio.

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

The application of these more stringent capital requirements, among other things, could result in lower returns on equity, require the raising of additional capital, and result in regulatory actions if we were to be unable to comply with such requirements. Furthermore, the imposition of liquidity requirements in connection with Basel III could result in our having to lengthen the term of our funding, restructure our business models, and/or increase our holdings of liquid assets. Implementation of changes to asset risk weightings for risk-based capital calculations, items included or deducted in calculating regulatory capital and/or additional capital conservation buffers could result in management modifying its business strategy, and could limit our ability to make distributions, including paying out dividends or buying back shares. Northfield Bancorp Inc.’s ability to pay dividends may be limited if it does not have the capital conservation buffer required by the new capital rules. Recent regulatory changes have made available to qualifying institutions of under $10 billion in assets an alternative “community bank leverage ratio” framework of 9% Tier 1 capital to average total consolidated assets. That framework is available for election starting in 2020, which the Northfield Bank has opted into. However, the framework is not expected to effectively lower the amount of capital needed to comply with regulatory requirements. See “Item 1. Business - Supervision and Regulation.”

We may be adversely affected by recent changes in tax laws.

Changes in tax laws contained in the Tax Act, which was enacted in 2017, include a number of provisions that have had both positive and negative effects on our financial performance. For example, the new legislation resulted in a reduction in the federal corporate tax rate from 35% to 21% beginning in 2018, which has had a favorable impact on our earnings and capital generation abilities. However, the new legislation also enacted limitations on certain deductions that will have an impact on the banking industry, borrowers and the market for single-family residential real estate. These limitations include (i) a lower limit on the deductibility of mortgage interest on single-family residential mortgage loans, (ii) the elimination of interest deductions for certain home equity loans, (iii) a limitation on the deductibility of business interest expense, and (iv) a limitation on the deductibility of property taxes and state and local income taxes.
The recent changes in the federal tax laws may have an adverse effect on the market for, and the valuation of, residential properties, and on the demand for such loans in the future and could make it harder for borrowers to make their loan payments. In addition, these recent changes may also have a disproportionate effect on taxpayers in states with high residential home prices and high state and local taxes, like New Jersey and New York. If home ownership becomes less attractive, demand for mortgage loans could decrease. The value of the properties securing loans in our loan portfolio may be adversely impacted as a result of the changing economics of home ownership, which could require an increase in our provision for loan losses, which would reduce our profitability and could materially adversely affect our business, financial condition and results of operations.

Additionally, legislation in New Jersey that was adopted in 2018 could increase our state income tax liability and our overall tax expense. The legislation imposes a temporary surtax on corporations earning New Jersey allocated income in excess of $1 million of 2.5% for tax years beginning on or after January 1, 2018 through December 31, 2019, and of 1.5% for tax years beginning on or after January 1, 2020 through December 31, 2021. The new legislation also requires combined filing for certain members of an affiliated group for tax years beginning on or after January 1, 2019. The new legislation may cause us to lose the benefit of certain of our tax management strategies and may cause our total tax expense to increase.

Our risk management framework may not be effective in mitigating risk and reducing the potential for significant losses.

Our risk management framework is designed to minimize risk and loss to us. We seek to identify, measure, monitor, report, and control our exposure to the types of risk to which we are subject, including strategic, market, liquidity, compliance, and operational risks. While we employ a broad and diversified set of risk monitoring and mitigation techniques, those techniques are inherently limited because they cannot anticipate the existence or future development of currently unanticipated or unknown risks. Heightened legislative and regulatory scrutiny of the financial services industry, among other developments, has resulted in a heightened level of risk for us. Accordingly, we could suffer losses as a result of our failure to properly anticipate and manage these risks.

Our business may be adversely affected by an increasing prevalence of fraud and other financial crimes.

Our loans to businesses and individuals and our deposit relationships and related transactions are subject to exposure to the risk of loss due to fraud and other financial crimes. In addition, employee errors and employee and customer misconduct could subject us to financial losses or regulatory sanctions and seriously harm our reputation. Nationally, reported incidents of fraud and other financial crimes have increased. We have also experienced losses due to apparent fraud and other financial crimes. Misconduct by our employees could include hiding unauthorized activities from us, improper or unauthorized activities on behalf of our customers or improper use of confidential information. It is not always possible to prevent employee errors and misconduct, and the precautions we take to prevent and detect this activity may not be effective in all cases. Employee errors could also subject us to financial claims for negligence. While we have policies and procedures designed to prevent such losses, losses may still occur.

If our enterprise risk management framework is not effective at mitigating risk and loss to us, we could suffer unexpected losses and our results of operations could be materially adversely affected.

Our enterprise risk management framework seeks to achieve an appropriate balance between risk and return, which is critical to optimizing stockholder value. We have established processes and procedures intended to identify, measure, monitor, report and analyze the types of risk to which we are subject, including credit, liquidity, operational, regulatory compliance and reputational. However, as with any risk management framework, there are inherent limitations to our risk management strategies as there may exist, or develop in the future, risks that we have not appropriately anticipated or identified. If our risk management framework proves ineffective, we could suffer unexpected losses and our business and results of operations could be materially adversely affected.

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

Acquiring other banks, businesses, or branches (including our proposed acquisition of VSB) may have an adverse effect on our financial results and may involve various other risks commonly associated with acquisitions. These include:

•	integrating personnel with diverse business backgrounds;

•	converting customers to new systems;

•	combining different corporate cultures;

•	retaining key employees; and

•	retaining key customers.

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

Our certificate of incorporation and bylaws, federal regulations, Delaware law, shares of restricted stock and stock options that we have granted or may grant to employees and directors, stock ownership by our management and directors and employment agreements that we have entered into with our executive officers, and various other factors may make it more difficult for companies or persons to acquire control of Northfield Bancorp, Inc. without the consent of our Board of Directors.

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

We have certain loans and investment securities indexed to the London Interbank Offered Rate (“LIBOR”). The continued availability of the LIBOR index is not guaranteed after 2021. We cannot predict whether and to what extent banks will continue to provide LIBOR submissions to the administrator of LIBOR or whether any additional reforms to LIBOR may be enacted. At this time, no consensus exists as to what rate or rates may become acceptable alternatives to LIBOR (with the exception of overnight repurchase agreements, which are expected to be based on the Secured Overnight Financing Rate, or SOFR). The language in our LIBOR-based contracts and financial instruments has developed over time and may have various events that trigger when a successor rate to the designated rate would be selected. If a trigger is satisfied, contracts and financial instruments may give the calculation agent discretion over the substitute index or indices for the calculation of interest rates to be selected. The implementation of a substitute index or indices for the calculation of interest rates under our loan agreements with our borrowers may result in our incurring significant expenses in effecting the transition, may result in reduced loan balances if borrowers do not accept the substitute index or indices, and may result in disputes or litigation with customers over the appropriateness or comparability to LIBOR of the substitute index or indices, which could have an adverse effect on our results of operations.
The Company’s business, financial condition and result of operations could be adversely affected by natural disasters, health epidemics, and other catastrophic events.

The Company could be adversely affected if key personnel or a significant number of employees were to become unavailable due to a pandemic disease, natural disaster, war, act of terrorism, accident, or other reason. Any of these events could result in the reduction of operations, employees, and customers which could limit the Company’s ability to provide services. Since the beginning of January 2020, the coronavirus outbreak has caused disruption in the financial markets both globally and in the United States. Given the inter-connectivity of the global economy, pandemic disease and health events have the potential to negatively impact economic activities in many countries, including the United States, including the business of Northfield Bank's borrowers. The spread of the coronavirus to the United States, could have a negative material impact on the business, services, asset quality, financial condition and results of operations of the Company.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

There are no unresolved staff comments.

ITEM 2.	PROPERTIES

The Company operates from its corporate offices located at 581 Main Street, Woodbridge, New Jersey, its home office in Staten Island, New York, its additional 36 branch offices located in New York and New Jersey, and a lending office located in Brooklyn, New York. The branch offices are located in the New York counties of Richmond, and Kings and the New Jersey counties of Hunterdon, Mercer, Middlesex, and Union. The net book value of our premises, land, and equipment was $25.7 million at December 31, 2019.

ITEM 3.	LEGAL PROCEEDINGS

In the normal course of business, we may be party to various outstanding legal proceedings and claims. In the opinion of management, our consolidated financial statements are not likely to be materially affected by the outcome of such legal proceedings and claims as of December 31, 2019.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Our shares of common stock are traded on the NASDAQ Global Select Market under the symbol “NFBK.”  The approximate number of holders of record of Northfield Bancorp, Inc.’s common stock as of February 24, 2020, was 4,022. Certain shares of Northfield Bancorp, Inc. are held in “nominee” or “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number.

Stock Performance Graph

Set forth below is a stock performance graph comparing (a) the cumulative total return on the Northfield Bancorp, Inc.’s common stock for the period December 31, 2014, through December 31, 2019, (b) the cumulative total return of the stocks included in the NASDAQ Composite Index over such period, (c) the cumulative total return on stocks included in the SNL U.S. Thrift Index over such period and, (d) the cumulative total return on stocks included in the SNL U.S. Bank NASDAQ Index over such period. Cumulative return assumes the reinvestment of dividends, and is expressed in dollars based on an assumed investment of $100.

	As of
Index	12/31/2014	12/31/2015	12/31/2016	12/31/2017	12/31/2018	12/31/2019
Northfield Bancorp, Inc.	100.00	109.60	140.24	122.34	99.62	128.17
NASDAQ Composite Index	100.00	106.96	116.45	150.96	146.67	200.49
SNL U.S. Thrift Index	100.00	112.45	137.74	136.74	115.17	141.80
SNL U.S. Bank NASDAQ Index	100.00	107.95	149.68	157.58	132.82	166.75

Source: S&P Global Market Intelligence, a division of S&P Global Inc.

Issuer Purchases of Equity Securities
The following table reports information regarding purchases of the Company’s common stock during the three months ended December 31, 2019:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (1)
October 1, 2019 to October 31, 2019	7,300	$15.74	7,300	$21,452,174
November 1, 2019 to November 30, 2019	—	—	—	21,452,174
December 1, 2019 to December 31, 2019	—	—	—	21,452,174
Total	7,300	15.74	7,300

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

.ITEM 6.	SELECTED FINANCIAL DATA

The summary information presented below at the dates or for each of the years presented is derived in part from our consolidated financial statements.  The following information is only a summary, and should be read in conjunction with our consolidated financial statements and notes included in this Annual Report on Form 10-K.

	At December 31,
	2019	2018	2017	2016	2015
	(Dollars in thousands)
Selected Financial Condition Data:
Total assets	$5,055,302	$4,408,432	$3,991,417	$3,850,094	$3,202,584
Cash and cash equivalents	147,818	77,762	57,839	96,085	51,853
Trading securities	11,222	8,968	9,597	7,857	6,713
Debt securities available-for-sale, at estimated fair value	1,138,352	808,031	513,782	496,429	541,114
Debt securities held-to-maturity, at amortized cost	8,762	9,505	9,931	10,148	10,346
Equity securities	3,341	1,280	1,339	2,468	481
Loans held-for-investment:
PCI loans	17,365	20,143	22,741	30,498	33,115
Loans acquired	432,653	546,150	692,803	793,240	409,015
Originated loans, net	2,987,067	2,678,877	2,425,275	2,144,346	1,931,585
Loans held-for-investment, net	3,437,085	3,245,170	3,140,819	2,968,084	2,373,715
Allowance for loan losses	(28,707)	(27,497)	(26,160)	(24,595)	(24,770)
Net loans held-for-investment	3,408,378	3,217,673	3,114,659	2,943,489	2,348,945
Bank owned life insurance	153,459	154,135	150,604	148,047	132,782
FHLB of New York stock, at cost	39,575	22,517	25,046	25,123	25,803
Operating lease right-of-use assets	39,504	—	—	—	—
Other real estate owned	—	—	850	850	45
Deposits	3,408,233	3,286,512	2,836,979	2,713,587	2,052,929
Borrowed funds	857,004	408,891	471,549	473,206	558,129
Operating lease liabilities	44,069	—	—	—	—
Total liabilities	4,359,449	3,741,993	3,352,540	3,228,898	2,642,805
Total stockholders’ equity	$695,853	$666,439	$638,877	$621,196	$559,779

	Years Ended December 31,
	2019	2018	2017	2016	2015
	(Dollars in thousands, except share data)
Selected Operating Data:
Interest income	$165,143	$147,292	$132,869	$124,972	$101,758
Interest expense	53,358	36,050	23,976	21,668	19,688
Net interest income before provision for loan losses	111,785	111,242	108,893	103,304	82,070
Provision for loan losses	22	2,615	1,411	635	353
Net interest income after provision for loan losses	111,763	108,627	107,482	102,669	81,717
Non-interest income	14,808	8,127	11,642	10,072	7,898
Non-interest expense	73,549	67,043	67,378	72,946	58,109
Income before income taxes	53,022	49,711	51,746	39,795	31,506
Income tax expense	12,787	9,632	26,978	13,665	11,975
Net income	$40,235	$40,079	$24,768	$26,130	$19,531
Net income per common share - basic	$0.86	$0.87	$0.55	$0.59	$0.46
Net income per common share - diluted	$0.85	$0.85	$0.53	$0.57	$0.45
Weighted average basic shares outstanding	46,783,442	46,319,760	45,325,445	44,374,389	42,285,712
Weighted average diluted shares outstanding	47,163,804	47,107,433	46,875,730	45,717,887	43,478,481

	At or For the Years Ended December 31,
	2019	2018	2017	2016	2015
Selected Financial Ratios and Other Data:
Performance Ratios:
Return on assets (ratio of net income to average total assets)(1) (2) (3) (4) (5)	0.86%	0.95%	0.63%	0.70%	0.63%
Return on equity (ratio of net income to average equity)(1) (2) (3) (4) (5)	5.89	6.17	3.88	4.26	3.41
Interest rate spread(6)	2.25	2.56	2.79	2.80	2.63
Net interest margin(7)	2.55	2.81	2.99	2.98	2.83
Dividend payout ratio(8)	50.20	46.59	63.17	53.86	62.38
Efficiency ratio(9) (10)	58.10	56.16	55.90	64.34	64.59
Non-interest expense to average total assets	1.57	1.60	1.72	1.95	1.86
Average interest-earning assets to average interest-bearing liabilities	124.47	127.84	128.71	128.68	129.12
Average equity to average total assets	14.58	15.47	16.31	16.44	18.32
Asset Quality Ratios:
Non-performing assets to total assets	0.20	0.21	0.16	0.21	0.28
Non-performing loans(11) to total loans(12)	0.29	0.28	0.18	0.25	0.37
Allowance for loan losses to non-performing loans held-for-investment	288.48	299.06	472.63	333.23	280.78
Allowance for loan losses to total loans held-for-investment, net(13)	0.84	0.85	0.83	0.83	1.04
Allowance for loan losses to originated loans held-for-investment, net(14)	0.93	0.99	1.04	1.10	1.24
Capital Ratios:
Common equity Tier 1 capital (to risk-weighted assets)	16.35	17.17	18.02	18.79	22.15
Total capital (to risk-weighted assets)	17.09	17.93	18.81	19.60	23.17
Tier 1 capital (to risk-weighted assets)	16.35	17.17	18.02	18.79	22.15
Tier 1 capital (to adjusted assets)	13.37	14.82	15.27	15.40	17.25
Other Data:
Number of full service offices	37	40	39	38	30
Full time equivalent employees	369	358	338	348	290

(1)
The year ended December 31, 2019, includes: (i) $3.4 million of tax-exempt income from bank owned life insurance proceeds in excess of the cash surrender value of the policies; (ii) $1.6 million after-tax income related to recoveries on loans previously charged-off; and (iii) $755,000, after-tax, in occupancy expense related to the consolidation of three branches, and $125,000 of merger-related expenses.

(2)	The year ended December 31, 2018, includes a $2.7 million reduction in income tax expense related to excess tax benefits from the exercise or vesting of equity awards.
(3)
The year ended December 31, 2017, includes: (i) a tax charge of $10.5 million as a result of the Tax Act; (ii) a $2.3 million reduction in income tax expense related to excess tax benefits from the exercise or vesting of equity awards; and (iii) $1.5 million of tax-exempt income from bank owned life insurance proceeds in excess of the cash surrender value of the policies.

(4)	The year ended December 31, 2016, includes merger-related charges of $2.4 million, net of tax, associated with the acquisition of Hopewell Valley.
(5)
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
(10)
The year ended December 31, 2019, includes tax-exempt income from bank owned life insurance proceeds in excess of the cash surrender value of the policies of $3.4 million and pre-tax charges of $1.0 million in occupancy expense related to the consolidation of three branches. The year ended December 31, 2017, include tax-exempt income from bank owned life insurance proceeds in excess of the cash surrender value of the policies of $1.5 million. The year ended December 31, 2016, includes merger-related pre-tax charges of $4.0 million associated with the acquisition of Hopewell Valley. The year ended December 31, 2015, includes merger-related pre-tax charges of $672,000 associated with the acquisition of Hopewell Valley.

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

Overview

Net income was $40.2 million, or $0.85 per diluted common share, and $40.1 million, or $0.85 per diluted common share, for the years ended December 31, 2019 and 2018, respectively. Net income for the year ended December 31, 2019 benefited from $3.4 million, or $0.07 per diluted share of tax-exempt income from bank owned life insurance proceeds in excess of the cash surrender value of the policies, and $1.6 million, after tax, or $0.03 per diluted share, of income related to recoveries on loans previously charged-off, partially offset by $755,000 after tax in occupancy costs, related to the consolidation of three branches, and $125,000 of merger-related costs, for a total of $0.02 per diluted share. Net income for the year ended December 31, 2018 benefited from excess tax benefits of $2.7 million, or $0.06 per diluted share, related to the exercise or vesting of equity awards. Net income for the year ended December 31, 2017, included a tax charge of $10.5 million, or $0.23 per diluted share, related to the enactment of federal tax reform (the “Tax Act”), which resulted in the Company recording an adjustment of $10.5 million to reduce its net deferred tax assets, with a corresponding charge to income tax expense, partially offset by excess tax benefits of $2.3 million or $0.05 per diluted share, related to the exercise or vesting of equity awards, and $1.5 million, or $0.03 per diluted share, of tax-exempt income from bank owned life insurance proceeds in excess of the cash surrender value of the policies.

Our assets increased by $646.9 million, or 14.7%, to $5.06 billion at December 31, 2019, from $4.41 billion at December 31, 2018. The increase was primarily attributable to increases in debt securities available-for-sale of $330.3 million, loans held-for-investment, net, of $191.9 million, cash and cash equivalents of $70.1 million, and the recording of our operating lease right-of-use assets of $39.5 million from the adoption of a new lease accounting standard, Accounting Standards Update (“ASU”) No. 2016-02 Leases (Topic 842) on January 1, 2019. The new lease standard requires us to recognize on the balance sheet right-of-use assets, which approximate the present value of our remaining lease payments. The increase in assets was funded by a $121.7 million, or 3.7%, increase in deposits to $3.41 billion at December 31, 2019, from $3.29 billion at December 31, 2018, and a $448.1 million, or 109.6%, increase in borrowings to $857.0 million at December 31, 2019, from $408.9 million at December 31, 2018.

Our stockholders’ equity increased by $29.4 million, or 4.4%, to $695.9 million at December 31, 2019, from $666.4 million at December 31, 2018. This increase was primarily attributable to net income of $40.2 million for year ended December 31, 2019, a $13.8 million increase in accumulated other comprehensive income associated with unrealized gains on our debt securities available-for-sale portfolio, and a $11.4 million increase in equity award activity. The increases were partially offset by $20.2 million in dividend payments and $15.8 million in stock repurchases.

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

Management performs a formal quarterly evaluation of the adequacy of the allowance for loan losses. This quarterly process is performed by the accounting department, in conjunction with the credit administration department, and approved by the Allowance Committee. The Chief Financial Officer performs a final review of the calculation. All supporting documentation with regard to the evaluation process is maintained by the accounting department. Each quarter a summary of the allowance for loan losses is presented by the Chief Financial Officer to the Audit Committee of the Board of Directors.

The allowance for loan losses has an element for individually evaluated impaired loans held-for-investment and PCI loans, and an element for loans collectively evaluated for impairment.

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

The second element of the allowance for loan losses is the allowance for loans collectively evaluated for impairment. This evaluation excludes impaired, trouble-debt restructured, and PCI loans, with the remaining loans being placed into groups with similar risk characteristics, primarily loan type, loan-to-value, and internal credit risk rating. We apply an estimated loss rate to each loan group comprised of historical quantitative loss rates and qualitative factors. The quantitative loss rates are based on our historical net loss rates (using a look-back period and adjusted for loss emergence periods). Qualitative factors to such loss rates are made when internal or external factors are identified which may not be fully captured in our historical quantitative net loss rates such as:

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

The loss emergence periods are estimated from the date of the loss event to the actual recognition of the loss (typically the first charge-off), and are determined based upon a study of the Company's past loss experience by loan groups.  The evaluation for loan losses is inherently subjective, as it requires material estimates that may be susceptible to significant revisions based on changes in economic and real estate market conditions. Actual loan losses may be significantly different than the allowance for loan losses we have established, which could have a material effect on our financial results.

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

Implementation of New Accounting Standard for Accounting for Allowance for Loan Losses
ASU 2016-13. In June 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-13, “Financial Instruments - Credit Losses (Topic 326): “Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13” or “CECL”). Further amending ASU 2016-13, in April and May 2019, the FASB issued ASU No. 2019-04, “Codification Improvements to Topic 326, Financial Instruments-Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments” (“ASU 2019-04”) and ASU No. 2019-05, “Financial Instruments-Credit Losses (Topic 326): Targeted Transition Relief” (“ASU 2019-05”), respectively. In November 2019, the FASB issued ASU No. 2019-11, “Codification Improvements to Topic 326, Financial Instruments-Credit Losses” (“ASU 2019-11”). The updates clarify the guidance in ASU 2016-13 which introduced Topic 326. ASU 2019-04 clarifies and improves areas of guidance related to the recently issued standards on credit losses, hedging, and recognition and measurement. ASU 2019-05 provides entities that have certain instruments within the scope of subtopic 326-20 with an option to irrevocably elect the fair value option (which the Company will not elect) and ASU 2019-11 clarifies specific issues relating to expected recoveries on purchased credit deteriorated assets and transition and disclosure relief related to troubled debt restructured loans and accrued interest, respectively. These ASU's will be effective for fiscal years beginning after December 15, 2019. Topic 326 is intended to improve financial reporting by requiring earlier recognition of credit losses on loans, held-to-maturity securities, loan commitments and certain other financial assets and off-balance sheet exposures. It replaces the current incurred loss impairment model that recognizes losses when a probable threshold is met with a requirement to recognize lifetime expected credit losses immediately when a financial asset is originated or purchased. For available-for-sale debt securities where fair value is less than cost, credit-related impairment would be recognized in an allowance for credit losses and adjusted in each subsequent period for changes in credit risk. The new CECL credit losses standard also expands the disclosure requirements regarding an entity’s assumptions, models, and methods for estimating the ALLL.

The Company adopted the above mentioned ASUs related to Financial Instruments -Credit Losses (Topic 326) as of January 1, 2020, using a modified retrospective approach. Our implementation process included assessment and documentation of governance and reporting processes and related internal controls; model development, documentation and validation; and the incorporation of qualitative adjustments for model limitations, among other things. We contracted with a third-party vendor to assist us in the application of ASU 2016-13. ASU 2016-13 lists several credit loss methods that are acceptable such as a discounted cash flow method, loss-rate method and probability of default/loss given default (“PD/LGD”) method. The Company will utilize the PD/LGD methodology to estimate its allowance for loan losses.

Our CECL model includes the following major items:

•	a historical loss period, which represents a full economic credit cycle utilizing internal loss experience, as well as peer historical loss data;

•	three economic scenarios - history continues, history moderately worsens, and history severely worsens;

•
a reasonable and supportable forecast period of two years, based on management’s current review of macroeconomic factors and the reliability of extended economic forecasts based on forecast data from Moody's;

•	a reversion period (after the reasonable and supportable forecast period) using a straight-line approach;

•	expected prepayment rates based on our historical experience; and

•	incorporation of qualitative factors not captured within the modeled results.

Management is currently finalizing calculations of the CECL results as of year-end. Based on several analyses performed in the fourth quarter of 2019, as well as an implementation analysis utilizing existing exposures and forecasts of macroeconomic conditions as of year-end, we currently expect the adoption of ASU 2016-13 will result in an increase to our allowance for loan losses of approximately 15-25%, excluding any reclass related to PCI loans. This increase will be reflected as a cumulative-effect adjustment that decreases beginning retained earnings, net of income taxes.
At December 31, 2019, our allowance for loan losses totaled $28.7 million. As we are currently finalizing the execution of our implementation controls and processes, the review of our most recent model run, and assumptions including qualitative adjustments and PCI loans, the ultimate impact of the adoption of ASU 2016-13 as of January 1, 2020 could differ from our current expectation. The expected increase in the allowance for loan losses is a result of changing from an incurred loss model, which encompasses allowances for current known and inherent losses within the portfolio, to an expected loss model, which encompasses allowances for losses expected to be incurred over the life of the portfolio. Furthermore, ASU 2016-13 will necessitate that we establish an allowance for expected credit losses for certain debt securities and other financial assets; however, we do not expect these allowances to be significant. The adoption of ASU 2016-13 is not expected to have a significant impact on our regulatory capital ratios.

Other New Accounting Standards Issued but Not Yet Effective
ASU No. 2019-12. In December 2019, the FASB issued ASU No. 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes.” ASU No. 2019-12 simplifies accounting for income taxes by removing specific technical exceptions in ASC 740 related to the incremental approach for intra-period tax allocation, the methodology for calculating income taxes in an interim period and the recognition for deferred tax liabilities for outside basis differences. ASU No. 2019-12 also simplifies aspects of the accounting for franchise taxes and enacted changes in tax laws or rates and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. The amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. ASU No. 2019-12  is not expected to have a material impact on the Company’s Consolidated Financial Statements.

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

ASU No. 2018-14. In August 2018, the FASB issued ASU No. 2018-14, “Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans.”  This ASU makes minor changes to the disclosure requirements for employers that sponsor defined benefit pension and/or other postretirement benefit plans. ASU No. 2018-14 is effective for fiscal years ending after December 15, 2020; early adoption is permitted. As ASU No. 2018-14 only revises disclosure requirements, it will not have an impact on the Company’s Consolidated Financial Statements.

ASU No. 2018-13. In August 2018, the FASB issued ASU No. 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement.” This ASU updates the disclosure requirements on Fair Value measurements by 1) removing: the disclosures for transfers between Level 1 and Level 2 of the fair value hierarchy, the policy for timing of transfers between levels, and the valuation processes for Level 3 fair value measurements; 2) modifying: disclosures for timing of liquidation of an investee’s assets and disclosures for uncertainty in measurement as of reporting date; and 3) adding: disclosures for changes in unrealized gains and losses included in other comprehensive income for recurring level 3 fair value measurements and disclosures for the range and weighted average of the significant unobservable inputs used to develop Level 3 fair value measurements. ASU No. 2018-13 is effective for fiscal years beginning after December 15, 2019. With the exception of the following, which should be applied prospectively, disclosures relating to changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the disclosures for uncertainty measurement, all other changes should be applied retrospectively to all periods presented upon the effective date. ASU No. 2018-13 is not expected to have a material impact on the Company’s Consolidated Financial Statements.

ASU No 2017-04. In January 2017, the FASB issued ASU No. 2017-04, “Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.” The ASU simplifies the subsequent measurement of goodwill impairment by eliminating the requirement to calculate the implied fair value of goodwill (i.e., the current Step 2 of the goodwill impairment test) to measure a goodwill impairment charge. As amended, the goodwill impairment test will consist of one step comparing the fair value of a reporting unit with its carrying amount. A goodwill impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value. The ASU is effective for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim and annual goodwill impairment testing dates after January 1, 2017. ASU No. 2017-04 is not expected to have a material impact on the Company's Consolidated Financial statements.

Comparison of Financial Condition at December 31, 2019 and 2018

Total assets increased $646.9 million, or 14.7%, to $5.06 billion at December 31, 2019, from $4.41 billion at December 31, 2018. The increase was primarily attributable to increases in our available-for-sale debt securities portfolio of $330.3 million, or 40.9%, loans held-for-investment, net, of $191.9 million, or 5.9%, cash and cash equivalents of $70.1 million or 90.1%, Federal Home Loan Bank of New York (“FHLBNY”) stock of $17.1 million, or 75.8%, and the recording of our operating leased assets of $39.5 million from the adoption of ASU No. 2016-02 on January 1, 2019. The new lease standard requires us to recognize on the balance sheet operating lease right-of-use assets, which approximate the present value of our remaining lease payments.

The Company’s debt securities available-for-sale portfolio totaled $1.14 billion at December 31, 2019, compared to $808.0 million at December 31, 2018. The increase was primarily attributable to purchases of mortgage-backed and corporate securities, partially offset by paydowns and sales. At December 31, 2019, $973.1 million of the portfolio consisted of residential mortgage-backed securities issued or guaranteed by Fannie Mae, Freddie Mac, or Ginnie Mae. In addition, the Company held $164.9 million in corporate bonds, substantially all of which were considered investment grade at December 31, 2019, and municipal bonds of $299,000. The effective duration of the securities portfolio at December 31, 2019 was 1.72 years.

Total loans held-for-investment, net, increased $191.9 million to $3.44 billion at December 31, 2019, as compared to $3.25 billion at December 31, 2018, primarily due to an increase in originated loans held-for-investment, net, partially offset by decreases in acquired loans of $113.5 million and PCI loans of $2.8 million. Originated loans held-for-investment, net, totaled $2.99 billion at December 31, 2019, as compared to $2.68 billion at December 31, 2018. The increase was primarily due to an increase in multifamily real estate loans of $265.9 million, or 13.8%, to $2.20 billion at December 31, 2019, from $1.93 billion at December 31, 2018, and to a lesser extent, a $29.4 million, or 5.9%, increase in commercial real estate loans to $528.7 million at December 31, 2019, from $499.3 million at December 31, 2018.

On June 14, 2019, the New York State legislature passed the Housing Stability and Tenant Protection Act of 2019, impacting about one million rent-regulated apartment units. Among other things, the new legislation: (i) curtails rent increases from Material Capital Improvements and Individual Apartment Improvements; (ii) all but eliminates the ability for apartments to exit rent regulation; (iii) does away with vacancy decontrol and high-income deregulation; and (iv) repealed the 20% vacancy bonus. At December 31, 2019, the Company has approximately $397.8 million in multifamily loans in New York City with tenants that have some form of rent stabilization or rent control. The weighted average loan to value (“LTV”) was 46.1% based on the current balance and the collateral value at date of origination on this portfolio. The highest LTV in this portfolio is 72.8%. All of the loans are performing as agreed. Management will continue to evaluate the effect of rent regulations on the collateral values.

The following tables detail our multifamily real estate originations for the years ended December 31, 2019 and 2018 (dollars in thousands):

Year ended December 31, 2019
Multifamily Originations	Weighted Average Interest Rate	Weighted Average Loan-to-Value Ratio	Weighted Average Months to Next Rate Change or Maturity for Fixed Rate Loans	(F)ixed or (V)ariable	Amortization Term
$455,688	4.02%	58%	99	V	10-30 Years
23,310	4.39%	50%	167	F	10-15 Years
$478,998	4.04%	58%

Year ended December 31, 2018
Multifamily Originations	Weighted Average Interest Rate	Weighted Average Loan-to-Value Ratio	Weighted Average Months to Next Rate Change or Maturity for Fixed Rate Loans	(F)ixed or (V)ariable	Amortization Term
$383,062	4.01%	62%	79	V	15-30 Years
16,230	4.23%	36%	181	F	15 Years
$399,292	4.02%	61%

Acquired loans decreased by $113.5 million to $432.7 million at December 31, 2019, from $546.2 million at December 31, 2018, primarily due to paydowns of lower yielding one-to-four family residential and multifamily loans with weighted average interest rates (net of the servicing fee retained by the originating bank) of 3.48% and 3.44%, respectively, partially offset by purchases of one-to-four family residential mortgage loan pools totaling $44.2 million.

The following table provides the details of the loans purchased during the year ended December 31, 2019 (dollars in thousands):

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

(1) Net of servicing fee retained by the originating bank.

The geographic locations of the properties collateralizing the loans purchased in the table above are as follows: 83% in Massachusetts, 13% in New York, and 4% in New Jersey.

The following table provides the details of the loans purchased during the year ended December 31, 2018 (dollars in thousands):

Principal Amounts Purchased	Loan Type	Weighted Average Interest Rate(1)	Weighted Average Loan-to-Value Ratio	Weighted Average Months to Next Rate Change or Maturity for Fixed Rate Loans	(F)ixed or (V)ariable	Amortization Term
$29,963	Residential	2.30%	55%	1	V	30 Years
4,368	Residential	3.67%	58%	346	F	15-30 Years
3,178	Residential	3.68%	60%	330	F	15-30 Years
$37,509		2.58%	56%

(1) Net of servicing fee retained by the originating bank.

The geographic locations of the properties collateralizing the loans purchased in the table above are as follows: 32.7% in New York, 29.9% in California, and 27.1% in Massachusetts, with the majority of the remaining balance in New Jersey.

PCI loans totaled $17.4 million at December 31, 2019, as compared to $20.1 million at December 31, 2018. The majority of the PCI loan balance consists of loans acquired as part of an FDIC-assisted transaction. The Company accreted interest income attributable to PCI loans of $4.1 million, $4.2 million, and $5.5 million for the years ended December 31, 2019, 2018, and 2017, respectively.

Cash and cash equivalents increased by $70.1 million, or 90.1%, to $147.8 million at December 31, 2019, from $77.8 million at December 31, 2018, primarily due to an increase in cash balances held at the Federal Reserve Bank as a result of management's efforts to increase cash and liquidity throughout the year through deposit inflows. Balances fluctuate based on the timing of receipt of security and loan repayments and the redeployment of cash into higher-yielding assets such as loans and securities, or the funding of deposit outflows or borrowing maturities.

Other assets decreased $5.4 million, or 17.0%, to $26.2 million at December 31, 2019, from $31.6 million at December 31, 2018. The decrease was primarily attributable to a decrease in net deferred tax assets associated with an increase in net unrealized gains on our debt securities available-for-sale portfolio.

Total liabilities increased $617.5 million, or 16.5%, to $4.36 billion at December 31, 2019, from $3.74 billion at December 31, 2018. The increase was primarily attributable to increases in deposits of $121.7 million, securities sold under agreements to repurchase of $75.0 million, other borrowings of $373.1 million, and lease liabilities of $44.1 million, attributable to capitalization of our operating leases liabilities as a result of the adoption of ASU No. 2016-02, effective January 1, 2019.

Deposits increased $121.7 million, or 3.7%, to $3.41 billion at December 31, 2019, as compared to $3.29 billion at December 31, 2018. The increase was primarily attributable to increases of $107.9 million in transaction accounts and $152.9 million in savings accounts, partially offset by decreases of $90.8 million in money market accounts, and $48.3 million in certificate of deposit accounts.

Borrowings and securities sold under agreements to repurchase increased to $857.0 million at December 31, 2019, from $408.9 million at December 31, 2018.  Management utilizes borrowings to mitigate interest rate risk, for short-term liquidity, and to a lesser extent as part of leverage strategies.

Total stockholders’ equity increased by $29.4 million to $695.9 million at December 31, 2019, from $666.4 million at December 31, 2018. This increase was primarily attributable to net income of $40.2 million for year ended December 31, 2019, a $13.8 million increase in accumulated other comprehensive income associated with unrealized gains on our debt securities available-for-sale portfolio, and a $11.4 million increase in equity award activity. The increase was partially offset by $20.2 million in dividend payments and $15.8 million in common stock repurchases. Common stock repurchases for the year ended December 31, 2019 totaled 1,035,900 shares at an average cost of $15.26 per share.

Comparison of Operating Results for the Years Ended December 31, 2019 and 2018

Net Income. Net income was $40.2 million and $40.1 million for the years ended December 31, 2019 and 2018, respectively. Significant variances from the prior year are as follows: a $543,000 increase in net interest income, a $2.6 million decrease in the provision for loan losses, a $6.7 million increase in non-interest income, a $6.5 million increase in non-interest expense, and a $3.2 million increase in income tax expense.

Interest Income. Interest income increased by $17.9 million, or 12.1%, to $165.1 million for the year ended December 31, 2019, as compared to $147.3 million for the year ended December 31, 2018, primarily due to an increase in the average balance of interest-earning assets of $427.7 million, or 10.8%, and a four basis point increase in the yields earned. The increase in the average balance of interest-earning assets was primarily attributable to increases in average loans of $120.9 million, average mortgage-backed securities of $237.1 million, and average other securities of $62.8 million. The Company accreted interest income related to its PCI loans of $4.1 million for the year ended December 31, 2019, as compared to $4.2 million for the year ended December 31, 2018. Interest income for the year ended December 31, 2019, included loan prepayment income of $1.6 million, compared to $2.0 million for the year ended December 31, 2018. Also included in net interest income for the year ended December 31, 2019 is $314,000 of interest income recorded from the pay-off of a non-accrual loan.

Interest Expense. Interest expense increased $17.3 million, or 48.0%, to $53.4 million for the year ended December 31, 2019, from $36.1 million for the year ended December 31, 2018. The increase was due to an increase of $13.6 million in interest expense on deposits and an increase of $3.7 million in interest expense on borrowings. The increase in interest expense on deposits was attributable to an increase in average balances of interest-bearing deposits of $310.3 million, or 11.8%, to $2.95 billion for the year ended December 31, 2019, from $2.64 billion for the year ended December 31, 2018, and a 35 basis point increase in the cost of interest-bearing deposits to 1.40% for the year ended December 31, 2019, from 1.05% for the year ended December 31, 2018, driven by increased market interest rates and competitive pricing pressure for deposits. The increase in interest expense on borrowings was attributable to a $117.1 million, or 25.5%, increase in average borrowings outstanding, and a 28 basis point increase in the cost of borrowings to 2.09% for the year ended December 31, 2019 from 1.81% for the year ended December 31, 2018.

Net Interest Income. Net interest income for the year ended December 31, 2019, increased $543,000, or 0.5%, to $111.8 million, from $111.2 million for the year ended December 31, 2018, primarily due to a $427.7 million, or 10.8%, increase in our average interest-earning assets, partially offset by a 26 basis point decrease in our net interest margin to 2.55% from 2.81%. Yields earned on interest-earning assets increased four basis points to 3.76% for the year ended December 31, 2019, from 3.72% for the prior year, primarily driven by higher yields on loans and securities. The cost of interest-bearing liabilities increased 35 basis points to 1.51% for the year ended December 31, 2019, as compared to 1.16% for the prior year, due to the increased cost of deposits and borrowed funds, reflecting increased market interest rates.

Provision for Loan Losses. The provision for loan losses decreased by $2.6 million to $22,000 for the year ended December 31, 2019, from $2.6 million for the year ended December 31, 2018. The decrease in the provision was primarily due to a $1.8 million recovery on a loan previously charged-off and an improvement in asset quality indicators, offset by a $521,000 charge-off on an impaired commercial real estate loan, and loan growth. Net recoveries were $1.2 million for the year ended December 31, 2019, as compared to net charge-offs of $1.3 million for the year ended December 31, 2018.

Non-interest Income. Non-interest income increased $6.7 million, or 82.2%, to $14.8 million for the year ended December 31, 2019, from $8.1 million for the year ended December 31, 2018, primarily due to an increase in income on bank owned life insurance, attributable to $3.4 million of insurance proceeds in excess of the related cash surrender value of the policies, and an increase of $2.9 million in gains on trading securities, net. For the year ended December 31, 2019, gains on trading securities were $2.0 million, as compared to losses of $879,000 for the year ended December 31, 2018. The trading portfolio is utilized to fund the Company’s deferred compensation obligation to certain employees and directors of the Company's deferred compensation plan (the Plan). The participants of this Plan, at their election, defer a portion of their compensation. Gains and losses on trading securities have no effect on net income since participants benefit from, and bear the full risk of, changes in the trading securities market values. Therefore, the Company records an equal and offsetting amount in compensation expense, reflecting the change in the Company’s obligations under the Plan.

Non-interest Expense. Non-interest expense increased $6.5 million, or 9.7%, to $73.5 million for the year ended December 31, 2019, from $67.0 million for the year ended December 31, 2018. This is due primarily to increases of $4.8 million in employee compensation and benefits; $1.6 million in occupancy costs; $668,000 in data processing costs; and $716,000 in advertising costs. Of the $4.8 million increase in compensation and employee benefits, $2.9 million is related to the Company's deferred compensation plan, which is described above and has no effect on net income, with the remainder attributable to increased costs associated with new hires related to a branch opening and new lending personnel, merit increases effective January 1, 2019, and higher medical benefit costs, partially offset by a decrease in equity award expense. The increase in occupancy costs is primarily attributable to costs associated with the consolidation of three branches, and to a lesser extent higher rent expense associated with a new branch opening. The increase in data processing costs is related to our continued strategic initiative to enhance our technology solutions both internally and to our customers, and growth in the number of accounts we service. The increase in advertising expense is attributable to the timing of advertising programs and increased expenditure focused on driving growth. These increases were partially offset by decreases of $502,000 in federal insurance premiums due to a reduction in our deposit insurance assessment as a result of the utilization of credits, and $869,000 in other non-interest expense, primarily related to a decrease in Directors' equity award expense. Non-interest expense included equity award expense of $3.2 million for the year ended December 31, 2019, as compared to $5.4 million for the year ended December 31, 2018. The lower expense in the current year is primarily attributable to equity awards that were fully vested on June 11, 2019.

On September 16, 2019, the Company announced its intention to consolidate three branch offices (two located in Brooklyn, New York, and one in Milltown, New Jersey) into existing nearby Northfield Bank locations. The branch consolidations were effective December 31, 2019, and the Company recorded a one-time charge in occupancy costs of approximately $1.0 million, attributable to accelerated lease rental expense and accelerated leasehold amortization expense. The Company expects the benefit of annual pre-tax cost savings of approximately $1.5 million going forward as a result of the consolidation.

Income Tax Expense. The Company recorded income tax expense of $12.8 million for the year ended December 31, 2019, as compared to $9.6 million for the year ended December 31, 2018. The effective tax rate for the year ended December 31, 2019, was 24.1%, compared to 19.4% for the year ended December 31, 2018. The increase was primarily due to lower excess tax benefits related to the exercise or vesting of equity awards and changes in New Jersey tax laws, partially offset by $3.4 million of tax-exempt income from bank owned life insurance proceeds in excess of the cash surrender value of the policies. There were no material excess tax benefits recorded for year ended December 31, 2019. Excess tax benefits were $2.7 million for year ended December 31, 2018. Excess tax benefits will fluctuate throughout the year based on the Company's stock price and timing of employee stock option exercises and vesting of other share-based awards.

In May 2019, the State of New Jersey issued a tax technical bulletin, subsequently revised in December 2019, which gives guidance on the treatment of real estate investment trusts in connection with the combined reporting for New Jersey corporate business tax purposes. Real estate investment trusts and investment companies will be excluded from the combined group and will continue to file separate New Jersey tax returns. As a result of this guidance the Company recorded an additional $889,000 of state tax expense net of federal benefit for the year ended December 31, 2019. The $889,000 increase was comprised of $1.1 million of current tax expense, partially offset by an increase in deferred tax assets of $239,000.

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

	For the Years Ended December 31,
	2019			2018			2017
	Average Outstanding Balance	Interest	Average Yield/ Rate	Average Outstanding Balance	Interest	Average Yield/ Rate	Average Outstanding Balance	Interest	Average Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Loans (1)	$3,297,859	$136,133	4.13%	$3,176,965	$127,591	4.02%	$3,052,410	$120,340	3.94%
Mortgage-backed securities (2)	777,997	19,710	2.53%	540,859	12,987	2.40%	434,166	9,174	2.11%
Other securities(2)	216,125	6,331	2.93%	153,346	4,112	2.68%	69,163	1,310	1.89%
FHLB of New York stock	28,223	1,618	5.73%	24,731	1,683	6.81%	26,155	1,461	5.59%
Interest-earning deposits	67,289	1,351	2.01%	63,898	919	1.44%	64,868	584	0.90%
Total interest-earning assets	4,387,493	165,143	3.76%	3,959,799	147,292	3.72%	3,646,762	132,869	3.64%
Non-interest-earning assets	297,872			242,128			270,161
Total assets	$4,685,365			$4,201,927			$3,916,923

Interest-bearing liabilities:
Savings, NOW, and money market accounts	$1,921,564	$20,473	1.07%	$1,681,567	$11,053	0.66%	$1,713,863	$8,233	0.48%
Certificates of deposit	1,027,122	20,855	2.03%	956,821	16,688	1.74%	625,067	8,153	1.30%
Total interest-bearing deposits	2,948,686	41,328	1.40%	2,638,388	27,741	1.05%	2,338,930	16,386	0.70%
Borrowings	576,284	12,030	2.09%	459,180	8,309	1.81%	494,361	7,590	1.54%
Total interest-bearing liabilities	3,524,970	53,358	1.51%	3,097,568	36,050	1.16%	2,833,291	23,976	0.85%
Non-interest-bearing deposits	384,740			405,319			385,891
Accrued expenses and other liabilities	92,469			49,157			59,034
Total liabilities	4,002,179			3,552,044			3,278,216
Stockholders’ equity	683,186			649,883			638,707
Total liabilities and stockholders’ equity	$4,685,365			$4,201,927			$3,916,923

Net interest income		$111,785			$111,242			$108,893
Net interest rate spread (3)			2.25%			2.56%			2.79%
Net interest-earning assets (4)	$862,523			$862,231			$813,471
Net interest margin (5)			2.55%			2.81%			2.99%
Average interest-earning assets to interest-bearing liabilities			124.47%			127.84%			128.71%

(1)	Includes non-accruing loans.
(2)	Securities available-for-sale are reported at amortized cost.
(3)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(4)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(5)	Net interest margin represents net interest income divided by average total interest-earning assets.

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

	Year Ended December 31,			Year Ended December 31,
	2019 vs. 2018			2018 vs. 2017
			Total			Total
	Increase (Decrease) Due to		Increase	Increase (Decrease) Due to		Increase
	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)
	(Dollars in thousands)
Interest-earning assets:
Loans	$4,933	$3,609	$8,542	$4,974	$2,277	$7,251
Mortgage-backed securities	5,973	750	6,723	2,452	1,361	3,813
Other securities	1,810	409	2,219	2,089	713	2,802
FHLB of New York stock	560	(625)	(65)	(74)	296	222
Interest-earning deposits	51	381	432	(9)	344	335
Total interest-earning assets	13,327	4,524	17,851	9,432	4,991	14,423
Interest-bearing liabilities:
Savings, NOW and money market accounts	1,761	7,659	9,420	(152)	2,972	2,820
Certificates of deposit	1,288	2,879	4,167	5,219	3,316	8,535
Total deposits	3,049	10,538	13,587	5,067	6,288	11,355
Borrowings	2,322	1,399	3,721	(476)	1,195	719
Total interest-bearing liabilities	5,371	11,937	17,308	4,591	7,483	12,074
Change in net interest income	$7,956	$(7,413)	$543	$4,841	$(2,492)	$2,349

Asset Quality

Purchased Credit-Impaired Loans

PCI loans are recorded at estimated fair value using discounted expected future cash flows deemed to be collectible on the date acquired. Based on its detailed review of PCI loans and experience in loan workouts, management believes it has a reasonable expectation about the amount and timing of future cash flows and accordingly has classified PCI loans ($17.4 million at December 31, 2019) as accruing, even though they may be contractually past due. At December 31, 2019, 20.9% of PCI loans were past due 30 to 89 days, and 24.3% were past due 90 days or more, as compared to 10.0% and 23.3%, respectively, at December 31, 2018.

Originated and Acquired Loan

The discussion that follows includes originated and acquired loans, both held-for-investment and held-for-sale.

General.  Maintaining loan quality historically has been, and will continue to be, a key element of our business strategy. We employ conservative underwriting standards for new loan originations and maintain sound credit administration practices while the loans are outstanding. In addition, substantially all of our loans are secured, predominantly by real estate. At December 31, 2019, our non-performing loans totaled $10.0 million, or 0.29%, of total loans held-for-investment. At the same time, net charge-offs were minimal at 0.04% of average loans outstanding for the year ended December 31, 2018, and 0.03% for the year ended December 31, 2017.  The Company had net recoveries of $1.2 million for the year ended December 31, 2019.

Non-performing Assets and Delinquent Loans.  The following table details non-performing assets at December 31, 2019 and 2018 (in thousands):

	December 31,
	2019	2018
Non-accrual loans:
Held-for-investment	$5,036	$8,649
Non-accruing loans subject to restructuring agreements:
Held-for-investment	4,397	513
Total non-accruing loans	9,433	9,162
Loans 90 days or more past due and still accruing:
Held-for-investment	518	33
Total non-performing loans	9,951	9,195
Total non-performing assets	$9,951	$9,195
Loans subject to restructuring agreements and still accruing	$14,143	$16,390
Accruing loans 30 to 89 days delinquent	$8,206	$8,562

The following table details non-performing loans by loan type at December 31, 2019 and 2018 (in thousands):

	December 31,
	2019	2018
Real estate loans:
Commercial	$7,922	$7,291
One-to-four family residential	889	1,129
Multifamily	437	566
Home equity and lines of credit	185	151
Commercial and industrial	—	25
Total non-accrual loans:	9,433	9,162
Loans delinquent 90 days or more and still accruing:
Real estate loans:
Commercial	253	—
One-to-four family residential	265	33
Total loans delinquent 90 days or more and still accruing	518	33
Total non-performing loans	$9,951	$9,195

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

 The following table sets forth the total amounts of delinquencies for accruing loans that were 30 to 89 days past due by type and by amount at the dates indicated (in thousands):

	December 31,
	2019	2018
Real estate loans:
Commercial	$5,450	$2,377
One-to-four family residential	1,590	4,120
Construction and land	147	—
Multifamily	547	2,018
Home equity and lines of credit	217	—
Commercial and industrial loans	229	45
Other loans	26	2
	$8,206	$8,562
Included in non-accruing loans are loans subject to restructuring agreements totaling $4.4 million and $513,000 at December 31, 2019, and December 31, 2018, respectively. The increase in non-accruing loans subject to restructuring agreements was primarily due to two impaired commercial real estate loans, one with a net carrying balance of $2.8 million, designated a troubled debt restructuring during the first quarter of 2019, as payment terms of the loan were modified, and the second loan with a net carrying balance of $1.3 million, put on non-accrual status during the second quarter of 2019. At December 31, 2019, two of the non-accruing troubled debt restructurings totaling $255,000 were not performing in accordance with their restructured terms, and are collateralized by real estate with an aggregate estimated fair value of $946,000. One of the non-accruing troubled debt restructurings totaling $1.3 million was settled in full subsequent to year-end upon the sale of the collateral property. At December 31, 2018, one of the non-accruing troubled debt restructurings totaling $235,000 was not performing in accordance with its restructured terms and is collateralized by real estate with an estimated fair value of $672,000.
The Company also holds loans subject to restructuring agreements that are on accrual status, which totaled $14.1 million and $16.4 million at December 31, 2019, and December 31, 2018, respectively. At December 31, 2019, $13.8 million, or 97.3%, of the $14.1 million of accruing loans subject to restructuring agreements were performing in accordance with their restructured terms. At December 31, 2018, $14.8 million, or 90.1%, of the accruing loans subject to restructuring agreements were performing in accordance with their restructured terms. Generally, the types of concessions that we make to troubled borrowers include both temporary and permanent reductions to interest rates, extensions of payment terms, and, to a lesser extent, forgiveness of principal and interest.

The table below sets forth the amounts and categories of troubled debt restructurings as of December 31, 2019, and December 31, 2018 (in thousands):

	At December 31,
	2019		2018
	Non-Accruing	Accruing	Non-Accruing	Accruing
Real estate loans:
Commercial (1)	$4,102	$10,810	$—	$12,664
One-to-four family residential	255	2,224	361	2,324
Multifamily	40	997	152	1,268
Home equity and lines of credit	—	54	—	61
Commercial and industrial loans	—	58	—	73
	$4,397	$14,143	$513	$16,390

Performing in accordance with restructured terms	64.5%	97.3%	54.2%	90.1%

(1) A non-accruing troubled debt restructuring totaling $1.3 million at December 31, 2019, was paid off in full in January 2020.

Allowance for loan losses.    The allowance for loan losses to non-performing loans decreased from 299.06% at December 31, 2018 to 288.48% at December 31, 2019. This decrease was primarily attributable to an increase of $1.2 million, or 4.4%, in the allowance for loan losses and an increase in non-performing loans of $756,000, from $9.2 million at December 31, 2018 to $10.0 million at December 31, 2019. The Company utilizes external appraisals to determine the fair value of the underlying collateral in its analysis of impaired loans. A third-party appraisal is generally ordered as soon as a loan is designated as an impaired loan and updated annually, or more frequently if required. Generally, non-performing loans are charged down to the appraised value of collateral less costs to sell, which reduces the ratio of the allowance for loan losses to non-performing loans. Downward adjustments to appraisal values, primarily to reflect “quick sale” discounts, are generally recorded as specific reserves within the allowance for loan losses.

The allowance for loan losses to originated loans held-for-investment, net, decreased to 0.93% at December 31, 2019, from 0.99% at December 31, 2018. The decline in the loan coverage ratio from December 31, 2018 resulted from an improvement in asset quality coupled with declines in historical net charge-offs. Net recoveries were $1.2 million for the year ended December 31, 2019, compared to net charge-offs of $1.3 million for the year ended December 31, 2018, and net recoveries of $154,000 for the year ended December 31, 2017. The provision for loan losses was $22,000, $2.6 million, and $1.4 million for the years ended December 31, 2019, 2018, and 2017, respectively.

Specific reserves on loans individually evaluated for impairment increased by $116,000, or 82%, from $26,000 at December 31, 2018, to $142,000 at December 31, 2019. At December 31, 2019, the Company had 29 loans classified as impaired and recorded $142,000 of specific reserves on three of the 29 impaired loans. At December 31, 2018, the Company had 33 loans classified as impaired and recorded $26,000 of specific reserves on four of the 33 impaired loans.

The following table sets forth activity in our allowance for loan losses, by loan type, at December 31, for the years indicated (in thousands):

	Real estate loans
	Commercial	One-to-four Family Residential	Construction and Land	Multifamily	Home Equity and Lines of Credit	Commercial and Industrial	Other	PCI	Acquired	Total Allowance for Loan Losses
2016	$5,432	$664	$172	$14,952	$588	$1,720	$96	$896	$75	$24,595
Provision for loan losses	(302)	(161)	438	2,329	(459)	(453)	(2)	55	(34)	1,411
Recoveries	70	—	—	277	97	79	—	—	33	556
Charge-offs	(4)	—	—	(184)	(104)	(73)	—	—	(37)	(402)
2017	5,196	503	610	17,374	122	1,273	94	951	37	26,160
Provision for loan losses	1,641	(162)	(147)	684	229	346	14	59	(49)	2,615
Recoveries	49	4	—	26	—	20	—	—	13	112
Charge-offs	(1,256)	(3)	—	—	(60)	(70)	—	—	(1)	(1,390)
2018	5,630	342	463	18,084	291	1,569	108	1,010	—	27,497
Provision for loan losses	(452)	(234)	73	301	26	151	165	(221)	213	22
Recoveries	98	72	—	1,818	—	20	1	—	166	2,175
Charge-offs	(520)	—	—	—	—	(100)	(123)	—	(244)	(987)
2019	$4,756	$180	$536	$20,203	$317	$1,640	$151	$789	$135	$28,707

During the year ended December 31, 2019, the Company recorded net recoveries of $1.2 million, as compared to net charge-offs of $1.3 million, for the year ended December 31, 2018. The net recoveries in 2019 were primarily due to a $1.8 million recovery on a multifamily loan previously charged-off, partially offset by a $521,000 charge-off on an impaired commercial real estate loan. Charge-offs in 2018 were primarily related to a $1.2 million charge-off on an impaired commercial real estate loan. As a result of increases in outstanding balances, driven by originated loan growth, partially offset by an improvement in asset quality indicators, the allowance for loan losses allocated to construction and land loans, multifamily real estate loans, home equity and lines of credit, commercial and industrial loans, and other loans increased from 2018 to 2019. The allowance allocated to commercial real estate loans decreased due to a decrease in the historical loss factor coupled with an improvement in asset quality indicators and a decrease in the criticized portfolio for commercial real estate loans. The allowance allocated to one-to-four family residential loans decreased due to a decrease in the outstanding balances of those loans from 2018 to 2019. The decrease in the allowance for PCI loans was attributable to the annual recasting of PCI cash flows.

Management of Market Risk

General.  Substantially all of our assets and liabilities are monetary in nature. Consequently, our most significant form of market risk is interest rate risk. Our assets, consisting primarily of mortgage-related securities and loans, generally have longer maturities than our liabilities, which consist primarily of deposits and wholesale borrowings. As a result, a principal part of our business strategy involves managing interest rate risk and limiting the exposure of our net interest income to changes in market interest rates. Accordingly, our Board of Directors has established a Management Asset-Liability Committee, comprised of our SVP & Chief Investment Officer and Treasurer, who chairs this Committee, our President and Chief Executive Officer, our EVP & Chief Administrative Officer, EVP & Chief Financial Officer, EVP & Chief Lending Officer, EVP Operations, EVP Branch Administration and Business Development, SVP and Chief Risk Officer, and SVP & Director of Marketing, and other officers and staff as necessary or appropriate to manage interest rate risk. This committee is responsible for, among other things, evaluating the interest rate risk inherent in our assets and liabilities, for recommending to the risk management committee of our Board of Directors the level of risk that is appropriate given our business strategy, operating environment, capital, liquidity and performance objectives, and for managing this risk consistent with the guidelines approved by the Board of Directors.

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

The following tables set forth, as of December 31, 2019 and December 31, 2018, our calculation of the estimated changes in our NPV, NPV ratio, and percent change in net interest income that would result from the designated instantaneous and sustained changes in interest rates (dollars in thousands). Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments and deposit repricing characteristics including decay rates, and correlations to movements in interest rates, and should not be relied on as indicative of actual results.

	NPV at December 31, 2019
Change in Interest Rates (basis points)	Estimated Present Value of Assets	Estimated Present Value of Liabilities	Estimated NPV	Estimated Change In NPV	Estimated Change in NPV %	Estimated NPV/Present Value of Assets Ratio	Next 12 Months Net Interest Income Percent Change	Months 13-24 Net Interest Income Percent Change
400	$4,692,640	$3,974,209	$718,431	$(156,728)	(17.91)%	15.31%	(17.51)%	(3.90)%
300	4,797,256	4,039,976	757,280	(117,879)	(13.47)%	15.79%	(12.79)%	(2.47)%
200	4,907,606	4,108,235	799,371	(75,788)	(8.66)%	16.29%	(7.99)%	(0.70)%
100	5,018,245	4,179,543	838,702	(36,457)	(4.17)%	16.71%	(3.71)%	0.42%
—	5,129,680	4,254,521	875,159	—	—%	17.06%	—%	—%
(100)	5,249,067	4,339,402	909,665	34,506	3.94%	17.33%	0.36%	(3.15)%
(200)	5,414,518	4,422,975	991,543	116,384	13.30%	18.31%	0.63%	(4.18)%

The table above indicates that at December 31, 2019, in the event of a 200 basis point decrease in interest rates, we would experience a 13.30% increase in estimated net portfolio value and a 0.63% increase in net interest income in year one and a 4.18% decrease in net income in year two. In the event of a 400 basis point increase in interest rates, we would experience a 17.91% decrease in estimated net portfolio value and a 17.51% decrease in net interest income in year one and a 3.90% decrease in net interest income in year two.

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

The table above indicates that at December 31, 2018, in the event of a 200 basis point decrease in interest rates, we would experience an 6.83% increase in estimated net portfolio value and a 2.03% increase in net interest income in year one and a 3.03% decrease in net income in year two. In the event of a 400 basis point increase in interest rates, we would experience a 17.33% decrease in net portfolio value and a 16.59% decrease in net interest income in year one and a 3.47% decrease in net interest income in year two.

Our policies provide that, in the event of a 200 basis point decrease or less in interest rates, our net present value ratio should decrease by no more than 300 basis points and 10%, and in the event of a 400 basis point increase or less, our net present value should decrease by no more than 475 basis points and 35%. In the event of a 200 basis point decrease or less, our projected net interest income should decrease by no more than 10% in year one and 25% in year two, and in the event of a 400 basis point increase or less, our projected net interest income should decrease by no more than 30% in year one and 20% in year two. However, when the federal funds rate is low and negative rate shocks do not produce meaningful results, management may temporarily suspend use of guidelines for negative interest rate shocks. At December 31, 2019 and December 31, 2018, we were in compliance with all Board-approved policies with respect to interest rate risk management.
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

Liquidity and Capital Resources

Liquidity is the ability to fund assets and meet obligations as they come due. Our primary sources of funds consist of deposit inflows, loan repayments, borrowings through repurchase agreements and advances from money center banks and the FHLB of New York, and repayments, maturities and sales of securities. While maturities and scheduled amortization of loans and securities are reasonably predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions, and competition. Our Board Risk Committee is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and withdrawals of deposits by our customers as well as unanticipated contingencies. We seek to maintain a ratio of liquid assets (not subject to pledge or encumbered) as a percentage of deposits and borrowings of 35% or greater. At December 31, 2019, this ratio was 50.49%.  We believe that we had sufficient sources of liquidity to satisfy our short- and long-term liquidity needs at December 31, 2019.

We regularly adjust our investments in liquid assets based on our assessment of:

•	expected loan demand;

•	expected deposit flows;

•	yields available on interest-earning deposits and securities; and

•	the objectives of our asset/liability management program.

Our most liquid assets are cash and cash equivalents, corporate bonds, and unpledged mortgage-related securities issued or guaranteed by the U.S. Government, Fannie Mae, or Freddie Mac, that we can either borrow against or sell. We also have the ability to surrender bank-owned life insurance contracts. The surrender of these contracts would subject the Company to income taxes and penalties for increases in the cash surrender values over the original premium payments. We also have the ability to obtain additional funding from the FHLB and Federal Reserve Bank utilizing unencumbered and unpledged securities and multifamily loans, and a Letter of Credit (“LOC”) of up to $50.0 million with the FHLBNY for the purpose of collateralizing municipal deposits. Any amount pledged for such deposits under the LOC reduces the Company's available borrowing amount under the FHLB advance agreement. The Company expects to have sufficient funds available to meet current commitments in the normal course of business.

The Company had the following primary sources of liquidity at December 31, 2019 (in thousands):

Cash and cash equivalents(1)	$132,409
Corporate bonds	$164,926
Multifamily loans(2)	$1,140,374
Mortgage-backed securities (issued or guaranteed by the U.S. Government, Fannie Mae, or Freddie Mac)(2)	$284,838

(1) Excludes $15,409 of cash at Northfield Bank.
(2) Represents remaining borrowing potential.
At December 31, 2019, we had $125.6 million in outstanding loan commitments. In addition, we had $143.2 million in unused lines of credit to borrowers. Certificates of deposit due within one year of December 31, 2019, totaled $908.7 million, or 26.7% of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including loan sales, securities sales, other deposit products, including replacement certificates of deposit, securities sold under agreements to repurchase (repurchase agreements), and advances from the FHLB of New York and other borrowing sources. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit. Based on experience, we believe that a significant portion of such deposits will remain with us, and we have the ability to attract and retain deposits by adjusting the interest rates offered.

We have a detailed contingency funding plan that is reviewed and reported to the Board Risk Committee at least quarterly. This plan includes monitoring cash on a daily basis to determine the liquidity needs of Northfield Bank. Additionally, management performs a stress test on Northfield Bank’s retail deposits and wholesale funding sources in several scenarios on a quarterly basis. The stress scenarios include deposit attrition of up to 50%, and selling our securities available-for-sale portfolio at a discount of 20% to its current estimated fair value. Northfield Bank continues to maintain significant liquidity under all stress scenarios.

Northfield Bancorp, Inc. is a separate legal entity from Northfield Bank and must provide for its own liquidity to fund dividend payments, stock repurchases, and other corporate risk factors. The Company’s primary source of liquidity is the receipt of dividend payments from the Bank in accordance with applicable regulatory requirements. At December 31, 2019, Northfield Bancorp, Inc. (unconsolidated) had liquid assets of $33.1 million.

Northfield Bank and Northfield Bancorp, Inc. are both subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning assets and off-balance sheet items to broad risk categories. At December 31, 2019, both Northfield Bank and Northfield Bancorp, Inc. exceeded all regulatory capital requirements and are considered “well capitalized” under regulatory guidelines.  See “Item 1. Business - Supervision and Regulation” and Note 13 of the Notes to the Consolidated Financial Statements.

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

The following table summarizes our significant fixed and determinable contractual obligations and other funding needs by payment date at December 31, 2019 (in thousands). The payment amounts represent those amounts due to the recipient and do not include any unamortized premiums or discounts or other similar carrying amount adjustments.

	Payments Due by Period
Contractual Obligations	Less Than One Year	One to Three Years	More Than Three to Five Years	More Than Five Years	Total
Borrowings (1)	$412,786	$290,000	$137,500	$12,500	$852,786
Floating rate advances	6,004	—	—	—	6,004
Operating lease liabilities	6,160	10,798	9,604	30,668	57,230
Certificates of deposit	908,744	95,931	43,877	—	1,048,552
Total	$1,333,694	$396,729	$190,981	$43,168	$1,964,572
Commitments to extend credit (2)	$268,794	$—	$—	$—	$268,794

(1)	Includes FHLB of New York advances, repurchase agreements and accrued interest payable at December 31, 2019.
(2)	Includes unused lines of credit which are assumed to be funded within the year.

Recent Accounting Standards Adopted

See Note 1(u) of the Notes to the Consolidated Financial Statements.

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

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Northfield Bancorp, Inc., and subsidiaries (the Company) as of December 31, 2019 and 2018, the related consolidated statements of comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2019, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 2, 2020 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgment. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Assessment of the allowance for loan losses related to loans collectively evaluated for impairment
As discussed in Notes 1 and 5 to the consolidated financial statements, the Company’s allowance for loan losses related to loans collectively evaluated for impairment (ALLL) was $28.6 million of a total allowance for loan losses of $28.7 million as of December 31, 2019. The ALLL estimate consists of both quantitative and qualitative loss components. The Company estimates the quantitative loss component of the ALLL by grouping the loans based on similar risk characteristics, primarily loan type, loan-to-value and internal credit risk ratings and applying an estimated loss rate to each loan group. The quantitative loss rates are based on the Company’s historical quantitative net loss rates using a look-back period and loss emergence period. Qualitative factors to such loss rates are made when internal and external factors are identified that are not taken into account by the quantitative loss component of the ALLL.

We identified the assessment of the ALLL as a critical audit matter because of the complex and subjective auditor judgment that was involved. Specifically, complex and subjective auditor judgment was required to assess the (1) methodology and data used to derive the quantitative loss rates, (2) key factors and assumptions including the grouping of the loan portfolio by certain risk characteristics, the look-back period and the loss emergence periods, (3)

internal credit risk ratings assigned to multifamily, commercial mortgage, construction and land, and commercial and industrial loans (collectively, commercial loans) and (4) the development and evaluation of the qualitative factor framework.

The primary procedures we performed to address the critical audit matter included the following. We tested certain internal controls over the Company’s ALLL process, including controls related to the (1) development of the ALLL methodology, (2) determination of the key factors and assumptions used to estimate the historical quantitative net loss rates, (3) periodic testing of internal credit risk ratings for commercial loans, (4) development of the framework to assess the qualitative factors, and (5) analysis of the ALLL results, trends, and ratios. We evaluated the grouping of loans with similar characteristics by assessing the relevant characteristics of the loan group, including the loan type, loan-to-value, delinquency status, and internal credit risk rating. We tested the relevance of sources of internal and external data and key factors and assumptions, including the look-back period and the loss emergence periods, by evaluating (1) if loss data in the look-back period was representative of the credit characteristics of the current loan group and (2) the sufficiency of loss data within the look back period. We assessed the loss emergence period assumptions by considering the Company’s credit risk policies and testing the relevance and reliability of the sources of data and assumptions of the Company’s observable loss experience study. We evaluated the metrics, including the relevance and reliability of the source of data and assumptions used to allocate the qualitative factors. We involved credit risk professionals with specialized industry knowledge and experience, who assisted in evaluating:

•the Company’s allowance for loan losses methodology for compliance with U.S. generally accepted accounting principles,
•the look-back period assumptions to evaluate the length of that period,
•the methodology used to develop the loss emergence periods,
•individual internal credit risk ratings for a selection of commercial loans,
•the qualitative factor framework to determine if it identified the relevant incremental risks not captured by the quantitative loss component, and
•the framework used to develop the resulting qualitative factors and the effect of those factors on the ALLL compared with relevant credit risk factors and credit trends.

/s/ KPMG LLP

We have not been able to determine the specific year that we began serving as the Company’s auditor, however we are aware that we have served as the Company’s auditor since at least 1967.

Short Hills, New Jersey
March 2, 2020

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Northfield Bancorp, Inc.:

Opinion on Internal Control Over Financial Reporting
We have audited Northfield Bancorp, Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2019 and 2018, the related consolidated statements of comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2019, and the related notes (collectively, the consolidated financial statements), and our report dated March 2, 2020 expressed an unqualified opinion on those consolidated financial statements.
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

/s/ KPMG LLP
Short Hills, New Jersey
March 2, 2020

NORTHFIELD BANCORP, INC.  AND SUBSIDIARIES
Consolidated Balance Sheets

	At December 31,
	2019	2018
	(Dollars in thousands, except share data)
ASSETS:
Cash and due from banks	$15,409	$15,147
Interest-bearing deposits in other financial institutions	132,409	62,615
Total cash and cash equivalents	147,818	77,762
Trading securities	11,222	8,968
Debt securities available-for-sale, at estimated fair value	1,138,352	808,031
Debt securities held-to-maturity	8,762	9,505
(estimated fair value of $8,886 at December 31, 2019, and $9,249 at December 31, 2018)
Equity securities	3,341	1,280
Originated loans held-for-investment, net	2,987,067	2,678,877
Loans acquired	432,653	546,150
Purchased credit-impaired (PCI) loans held-for-investment	17,365	20,143
Loans held-for-investment, net	3,437,085	3,245,170
Allowance for loan losses	(28,707)	(27,497)
Net loans held-for-investment	3,408,378	3,217,673
Accrued interest receivable	14,609	12,959
Bank owned life insurance	153,459	154,135
Federal Home Loan Bank (FHLB) of New York stock, at cost	39,575	22,517
Operating lease right-of-use assets	39,504	—
Premises and equipment, net	25,659	25,605
Goodwill	38,411	38,411
Other assets	26,212	31,586
Total assets	$5,055,302	$4,408,432

LIABILITIES AND STOCKHOLDERS’ EQUITY:
LIABILITIES:
Deposits	$3,408,233	$3,286,512
Securities sold under agreements to repurchase	75,000	—
FHLB Advances and other borrowings	782,004	408,891
Operating lease liabilities	44,069	—
Advance payments by borrowers for taxes and insurance	20,045	18,007
Accrued expenses and other liabilities	30,098	28,583
Total liabilities	4,359,449	3,741,993

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value; 25,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value: 150,000,000 shares authorized, 60,933,707 shares issued at December 31, 2019 and 2018, 49,175,347 and 49,635,673 outstanding at December 31, 2019 and 2018, respectively	609	609
Additional paid-in-capital	548,486	546,219
Unallocated common stock held by employee stock ownership plan	(19,740)	(20,992)
Retained earnings	322,581	302,544
Accumulated other comprehensive income (loss)	4,699	(9,147)
Treasury stock at cost; 11,758,360 and 11,298,034 shares at December 31, 2019 and 2018, respectively	(160,782)	(152,794)
Total stockholders’ equity	695,853	666,439
Total liabilities and stockholders’ equity	$5,055,302	$4,408,432

See accompanying notes to consolidated financial statements.
NORTHFIELD BANCORP, INC.  AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income

	Years ended December 31,
	2019	2018	2017
	(Dollars in thousands, except share and per share data)
Interest income:
Loans	$136,133	$127,591	$120,340
Mortgage-backed securities	19,710	12,987	9,174
Other securities	6,331	4,112	1,310
FHLB of New York dividends	1,618	1,683	1,461
Deposits in other financial institutions	1,351	919	584
Total interest income	165,143	147,292	132,869
Interest expense:
Deposits	41,328	27,741	16,386
Borrowings	12,030	8,309	7,590
Total interest expense	53,358	36,050	23,976
Net interest income	111,785	111,242	108,893
Provision for loan losses	22	2,615	1,411
Net interest income after provision for loan losses	111,763	108,627	107,482
Non-interest income:
Fees and service charges for customer services	4,881	4,877	4,702
Income on bank owned life insurance	7,023	3,705	5,386
Gains on available-for-sale debt securities, net	514	178	169
Gains (losses) on trading securities, net	1,988	(879)	1,114
Other	402	246	271
Total non-interest income	14,808	8,127	11,642
Non-interest expense:
Compensation and employee benefits	39,571	34,802	38,237
Occupancy	13,676	12,096	11,270
Furniture and equipment	1,085	1,004	1,141
Data processing	5,679	5,011	4,585
Professional fees	3,545	3,482	2,774
Advertising	3,442	2,726	1,861
Federal Deposit Insurance Corporation (FDIC) insurance	563	1,065	1,064
Other	5,988	6,857	6,446
Total non-interest expense	73,549	67,043	67,378
Income before income tax expense	53,022	49,711	51,746
Income tax expense	12,787	9,632	26,978
Net income	$40,235	$40,079	$24,768
Net income per common share:
Basic	$0.86	$0.87	$0.55
Diluted	$0.85	$0.85	$0.53

Basic weighted average shares outstanding	46,783,442	46,319,760	45,325,445
Diluted weighted average shares outstanding	47,163,804	47,107,433	46,875,730

See accompanying notes to consolidated financial statements.

NORTHFIELD BANCORP, INC. AND SUBSIDIARIES Consolidated Statements of Comprehensive Income - (Continued)

	Years ended December 31,
	2019	2018	2017
	(Dollars in thousands)
Net income	$40,235	$40,079	$24,768
Other comprehensive income (loss):
Unrealized gains (losses) on debt securities available-for-sale:
Net unrealized holding gains (losses)	19,666	(5,203)	(283)
Less: reclassification adjustment for net gains included in net income	(514)	(178)	(169)
Net unrealized gains (losses)	19,152	(5,381)	(452)
Post-retirement benefits adjustment	77	240	74
Other comprehensive income (loss), before tax	19,229	(5,141)	(378)
Income tax (expense) benefit related to net unrealized holding gains (losses) on debt securities available-for-sale	(5,505)	1,462	113
Income tax benefit related to reclassification adjustment for gains included in net income	144	50	68
Income tax expense related to post-retirement benefits adjustment	(22)	(67)	(30)
Other comprehensive income (loss), net of tax	13,846	(3,696)	(227)
Comprehensive income	$54,081	$36,383	$24,541

See accompanying notes to consolidated financial statements.

NORTHFIELD BANCORP, INC.  AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders’ Equity

	For the Years Ended December 31, 2019, 2018 and 2017
	Common Stock
	Shares Outstanding	Par Value	Additional Paid-in Capital	Unallocated Common Stock Held by the Employee Stock Ownership Plan	Retained Earnings	Accumulated Other Comprehensive Income (loss) Net of tax	Treasury Stock	Total Stockholders' Equity
	(Dollars in thousands, except share and per share data)
Balance at December 31, 2016	48,526,658	$609	$547,910	$(23,466)	$268,226	$(4,332)	$(167,751)	$621,196
Net income					24,768			24,768
Other comprehensive loss, net of tax						(227)		(227)
Cumulative effect of change in accounting principle - Adoption of ASU No. 2016-09			(2,898)		2,898			—
Reclassification of tax effects resulting from the adoption of ASU No. 2018-02					892	(892)		—
Employee Stock Ownership Plan (ESOP) shares allocated or committed to be released			1,267	1,222				2,489
Stock compensation expense			6,197					6,197
Additional tax benefit on equity awards								—
Net issuance of restricted stock	(58,447)		828				(828)	—
Exercise of stock options, net	335,674		(4,440)				4,540	100
Cash dividends declared ($0.34 per common share)					(15,646)			(15,646)
Balance at December 31, 2017	48,803,885	609	548,864	(22,244)	281,138	(5,451)	(164,039)	638,877
Net income					40,079			40,079
Other comprehensive loss, net of tax						(3,696)		(3,696)
ESOP shares allocated or committed to be released			1,085	1,252				2,337
Stock compensation expense			5,432					5,432
Net forfeitures of restricted stock	10,040		(133)				133	—
Exercise of stock options, net	822,074		(9,029)		—		11,117	2,088
Cash dividends declared ($0.40 per common share)					(18,673)			(18,673)
Treasury stock (average cost of $16.85 per share)	(326)						(5)	(5)
Balance at December 31, 2018	49,635,673	609	546,219	(20,992)	302,544	(9,147)	(152,794)	666,439
Net income					40,235			40,235
Other comprehensive income, net of tax						13,846		13,846
ESOP shares allocated or committed to be released			1,088	1,252				2,340
Stock compensation expense			3,236					3,236
Net issuance of restricted stock	(8,000)		118				(118)	—
Exercise of stock options, net	583,574		(2,175)				7,945	5,770
Cash dividends declared ($0.43 per common share)					(20,198)			(20,198)
Treasury stock (average cost of $15.26 per share)	(1,035,900)						(15,815)	(15,815)
Balance at December 31, 2019	49,175,347	$609	$548,486	$(19,740)	$322,581	$4,699	$(160,782)	$695,853

See accompanying notes to consolidated financial statements.

NORTHFIELD BANCORP, INC.  AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	Years Ended December 31,
	2019	2018	2017
	(Dollars in thousands)
Cash flows from operating activities:
Net income	$40,235	$40,079	$24,768
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	22	2,615	1,411
ESOP and stock compensation expense	5,576	7,769	8,686
Depreciation expense	3,569	3,020	3,229
Amortization of premiums, and deferred loan costs, net of (accretion) of discounts, and deferred loan fees	4,344	2,441	2,000
Amortization of intangible assets	265	326	386
Amortization of operating lease right-of-use assets	5,069	—	—
Income on bank owned life insurance	(7,023)	(3,705)	(5,386)
Proceeds from sale of loans held-for-sale	—	—	494
Gains on available-for-sale debt securities, net	(514)	(178)	(169)
Gains (losses) on trading securities, net on securities, net	(1,988)	879	(1,114)
Net purchases of trading securities	(266)	(250)	(626)
Increase in accrued interest receivable	(1,650)	(2,246)	(999)
Decrease (increase) in other assets	2,679	3,563	(3,689)
Deferred taxes	(177)	(893)	15,193
Increase (decrease) in accrued expenses and other liabilities	1,011	(631)	(560)
Net cash provided by operating activities	51,152	52,789	43,624
Cash flows from investing activities:
Net increase in loans receivable	(147,507)	(69,270)	(110,177)
Purchase of loans	(44,918)	(37,593)	(64,116)
Purchase of FHLB of New York stock	(38,546)	(21,557)	(18,890)
Redemption of FHLB of New York stock	21,488	24,086	18,967
Purchases of debt securities available-for-sale	(635,898)	(451,174)	(137,631)
Purchases of equity securities	(2,061)	—	—
Principal payments and maturities on debt securities available-for-sale	243,374	118,485	114,416
Principal payments and maturities on debt securities held-to-maturity	709	403	200
Proceeds from sale of debt securities available-for-sale	79,255	32,115	4,975
Proceeds from sale of equity securities	—	—	966
Proceeds from bank owned life insurance	5,002	174	2,829
Proceeds from sale of other real estate owned	—	850	—
Purchases and improvements of premises and equipment	(3,623)	(2,879)	(2,065)
Net cash used in investing activities	(522,725)	(406,360)	(190,526)
Cash flows from financing activities:
Net increase in deposits	121,721	449,533	123,392
Dividends paid	(20,198)	(18,673)	(15,646)
Exercise of stock options	5,770	2,088	100
Purchase of treasury stock	(15,815)	(5)	—
Increase in advance payments by borrowers for taxes and insurance	2,038	3,209	2,467
Repayments under capital lease obligations	(44)	(255)	(224)
Proceeds from securities sold under agreements to repurchase and other borrowings	1,206,659	397,312	441,570
Repayments related to securities sold under agreements to repurchase and other borrowings	(758,502)	(459,715)	(443,003)
Net cash provided by financing activities	541,629	373,494	108,656
Net increase (decrease) in cash and cash equivalents	70,056	19,923	(38,246)
Cash and cash equivalents at beginning of period	77,762	57,839	96,085
Cash and cash equivalents at end of period	$147,818	$77,762	$57,839
See accompanying notes to consolidated financial statements.

NORTHFIELD BANCORP, INC.  AND SUBSIDIARIES
Consolidated Statements of Cash Flows - (Continued)

	Years Ended December 31,
	2019	2018	2017
	(Dollars in thousands)
Supplemental cash flow information:
Cash paid during the period for:
Interest	$51,634	$35,822	$23,765
Income taxes	11,092	10,368	12,875
Non-cash transactions:
Loans charged-off / (recoveries), net	(1,189)	1,278	(154)
Transfers of originated loans held-for-investment to held-for-sale, at fair value	—	—	494
Initial recognition of operating lease right-of use assets	43,560	—	—
Initial recognition of operating lease liabilities	47,328	—	—

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

NORTHFIELD BANCORP, INC.  AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

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

The allowance for loan losses is increased by the provision for loan losses charged against income and is decreased by charge-offs, net of recoveries. Loan losses are charged-off in the period the loans, or portion thereof, are deemed uncollectible. Generally, the Company will record a loan charge-off (including a partial charge-off) to reduce a loan to the estimated fair value of the underlying collateral, less estimated costs to sell, if it is determined that it is probable that recovery will come primarily from the sale or operation of such collateral. Specific reserves on impaired loans that are not considered collateral dependent are charged-off when such amounts are not considered to be collectible. The provision for loan losses is based on management’s evaluation of the adequacy of the allowance that considers, among other things, impaired loans held-for-investment, deterioration in PCI loans subsequent to acquisition, past loan loss experience, known and inherent risks in the portfolio, and existing adverse situations that may affect borrowers’ ability to repay. Additionally, management evaluates changes, if any, in underwriting standards, collection, charge-off and recovery practices, the nature or volume of the portfolio,

NORTHFIELD BANCORP, INC.  AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

lending staff, concentration of loans, as well as current economic conditions, and other relevant factors. Management believes the allowance for loan losses is adequate to provide for probable and reasonably estimable incurred losses at the date of the consolidated balance sheets. The Company also maintains an allowance for estimated losses on off-balance sheet credit risks related to loan commitments and standby letters of credit. Management utilizes a methodology similar to its allowance for loan loss adequacy methodology to estimate losses on these commitments. The allowance for estimated credit losses on off-balance sheet commitments is included in other liabilities and any changes to the allowance are recorded as a component of other non-interest expense.

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

TDRs are loans where terms have been modified because of deterioration in the financial condition of the borrower. Modifications could include extension of the repayment terms of the loan, reduced interest rates, or forgiveness of accrued interest and/or principal. Once an obligation has been restructured because of such credit problems, it continues to be considered restructured until paid in full or, if the obligation yields a market rate (a rate equal to the rate the Company was willing to accept at the time of the restructuring for a new loan with comparable risk), until the year subsequent to the year in which the restructuring takes place, provided the borrower has performed under the modified terms for a consecutive six-month period. The Company records an impairment charge equal to the difference between the present value of estimated future cash flows under the restructured terms discounted at the original loan’s effective interest rate, or the underlying collateral value, less estimated costs to sell, if the loan is collateral dependent. Changes in present values attributable to the passage of time are recorded as a component of the provision for loan losses.

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

NORTHFIELD BANCORP, INC.  AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

On at least a quarterly basis, we perform our other-than-temporary impairment analysis of FHLB stock, we evaluate, among other things, (i) its earnings performance, including the significance of any decline in net assets of the FHLB as compared to the regulatory capital amount of the FHLB, (ii) the commitment by the FHLB to continue dividend payments, and (iii) the liquidity position of the FHLB. We did not consider our investment in FHLB stock to be other-than-temporarily impaired at December 31, 2019 and 2018.

(g) Operating Leases

During the normal course of business, the Company enters into agreements, and at inception it determines if a particular agreement is a lease. The Company's operating lease agreements relate primarily to its corporate offices and bank branch offices. The agreements are recorded as operating lease right-of-use assets and operating lease liabilities on the consolidated balance sheets. Operating lease right of use assets and operating lease liabilities are recognized at the commencement date based on the present value of lease payments over the lease term, and represent the right to use an underlying asset for the lease term and the obligation to make lease payments arising from the lease. As the Company's leases do not provide an implicit rate, the Company uses its incremental borrowing rate in determining the present value of lease payments. The Company's lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the term of the lease.

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

(j)    Goodwill

Intangible assets resulting from acquisitions under the purchase method of accounting consist of goodwill and other intangible assets. Goodwill is not amortized and is subject to an annual assessment for impairment. The goodwill impairment analysis is generally a two-step test. However, under current accounting guidance, first we may assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under current accounting guidance, we are not required to calculate the fair value of a reporting unit if, based on a qualitative assessment, we determine that it was more likely than not that the unit’s fair value was not less than its carrying amount. For the year ended December 31, 2019, we elected to perform step one of the two-step goodwill impairment test for our reporting unit.

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

As of December 31, 2019, the carrying value of goodwill totaled $38.4 million. The Company performed its annual goodwill impairment test, as of December 31, 2019, and determined that the fair value of the Company’s single reporting unit to be in excess of its carrying value. The Company will test goodwill for impairment between annual test dates if an event occurs or circumstances change that would indicate the fair value of the reporting unit is below its carrying amount. No events have occurred and no circumstances have changed since the annual impairment test date that would indicate the fair value of the reporting unit is below its carrying amount.

NORTHFIELD BANCORP, INC.  AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

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

(l)    Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted (and without interest) net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less estimated costs to sell.

(m)    Securities Sold Under Agreements to Repurchase and Other Borrowings

The Company enters into sales of securities under agreements to repurchase (Repurchase Agreements) and collateral pledge agreements (Pledge Agreements) with selected dealers and banks. Such agreements are accounted for as secured financing transactions since the Company maintains effective control over the transferred or pledged securities and the transfer meets the other accounting and recognition criteria as required by the transfer and servicing topic of the Financial Accounting Standards Board (“FASB”) Accounting Standards. Obligations under these agreements are reflected as a liability in the consolidated balance sheets. Securities underlying the agreements are maintained at selected dealers and banks as collateral for each transaction executed and may be sold or pledged by the counterparty. Collateral underlying Repurchase Agreements that permit the counterparty to sell or pledge the underlying collateral is disclosed on the consolidated balance sheets as “encumbered.” The Company retains the right under all Repurchase Agreements and Pledge Agreements to substitute acceptable collateral throughout the terms of the agreement.

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

NORTHFIELD BANCORP, INC.  AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

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
At December 31, 2019, 2018, and 2017, there were 380,362, 787,673, and 1,550,285 dilutive shares outstanding, respectively.

(r)    Other Real Estate Owned

Assets acquired through loan foreclosure, or deed-in-lieu of, are held for sale and are initially recorded at estimated fair value, less estimated selling costs, when acquired, thus establishing a new cost basis. Costs after acquisition are generally expensed. If the estimated fair value of the asset subsequently declines, a write-down is recorded through other non-interest expense.

NORTHFIELD BANCORP, INC.  AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

(s) Advertising costs

Advertising costs are expensed in the period they are incurred.

(t)    Derivatives

During the fourth quarter of 2019, the Company began offering interest rate swaps to certain qualified commercial borrowers. These interest rate swaps result from a service provided to certain qualifying borrowers in a loan-related transaction and, therefore, are not used to manage interest rate risk in the Company’s assets or liabilities. As such, all changes in the fair value of these derivatives are recognized directly in earnings. The Company records all derivatives on the Consolidated Balance Sheets at fair value.
(u)    Recent Accounting Pronouncements Adopted

ASU No. 2016-02. In February 2016, the FASB issued ASU No. 2016-02, Leases (“Topic 842”), which requires all lessees to recognize a lease liability and a right-of-use asset, measured at the present value of the future minimum lease payments, at the lease commencement date for leases classified as operating leases as well as finance leases. Under this guidance, lessor accounting is largely unchanged. This ASU became effective for annual and interim periods for the Company on January 1, 2019. The Company adopted the standard by applying the alternative transition method whereby comparative periods were not restated, and no cumulative effect adjustment to the opening balance of retained earnings was recognized as of January 1, 2019. The Company also elected the ASU’s package of three practical expedients, which allowed the Company to forego a reassessment of (i) whether any expired or existing contracts are or contain leases, (ii) the lease classification for any expired or existing leases and (iii) the initial direct costs for any existing leases. The Company also elected not to apply the recognition requirements of the ASU to any short-term leases (as defined by related accounting guidance) and will account for lease and non-lease components separately because such amounts are readily determinable under most lease contracts. The adoption of this standard resulted in the Company recognizing operating lease right-of-use assets and related operating lease liabilities totaling $43.6 million and $47.3 million respectively, as of January 1, 2019. The adoption of this ASU did not have a material impact on the Company’s consolidated results of operations. See Note 18, Leases, for further disclosures.

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

ASU No. 2014-09. In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies generally will be required to use more judgment and make more estimates than under current guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. Subsequent to the issuance of ASU No. 2014-09, the FASB issued targeted updates to clarify specific implementation issues including ASU No. 2016-08, “Principal versus Agent Considerations (Reporting Revenue Gross versus Net),” ASU No. 2016-10, “Identifying Performance Obligations and Licensing,” ASU No. 2016-12, “Narrow-Scope Improvements and Practical Expedients,” and ASU No. 2016-20 “Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers.” The new standard was effective for the Company on January 1, 2018. The adoption of ASU No. 2014-09 did not have a material impact on the Company’s consolidated financial statements and related disclosures as the Company’s

NORTHFIELD BANCORP, INC.  AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

primary sources of revenues are derived from interest income on financial assets that are not within the scope of the guidance. Management conducted an assessment of the revenue streams that were potentially affected by the guidance and reviewed contracts in scope to ensure compliance with the guidance. These contracts included those related to service charges on deposit accounts, ATM and card interchange fees, and investment services fees. The Company’s revenue recognition pattern for these revenue streams did not change from current practice. Additional disclosures required by the standard have been included in Note 17. “Revenue from Contracts with Customers.”

ASU No. 2016-01. In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, which addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. The guidance primarily affects the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments including the following: 1) Requires equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income; 2) Simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment; 3) Requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; 4) Requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value and 5) Reduces diversity in current practice by clarifying that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available for sale securities in combination with the entity’s other deferred tax assets. ASU No. 2016-01 is effective for the Company for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. The Company adopted ASU No. 2016-01 effective January 1, 2018, which did not have a material impact on the Company’s consolidated financial statements due to the Company's proportionately small portfolio of equity securities and no liabilities that are measured at fair value. The primary impact of the adoption of ASU No. 2016-01 was the reclassification of equity securities from available-for-sale to equity securities on the consolidated balance sheets and the use of an exit price notion for valuing loans at fair value. See Note 4 - “Equity Securities” and Note 14 - “Fair Value Measurement” for further details.

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

NORTHFIELD BANCORP, INC.  AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

(2)	Debt Securities Available-for-Sale

The following is a comparative summary of mortgage-backed securities and other debt securities available-for-sale at December 31, 2019 and 2018 (in thousands):

	2019
		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
	cost	gains	losses	value
Mortgage-backed securities:
Pass-through certificates:
Government sponsored enterprises (GSE)	$324,080	$6,081	$754	$329,407
Real estate mortgage investment conduits (REMICs):
GSE	643,816	2,076	2,225	643,667
Non-GSE	53	—	—	53
	967,949	8,157	2,979	973,127
Other debt securities:
Municipal bonds	296	3	—	299
Corporate bonds	163,725	1,214	13	164,926
	164,021	1,217	13	165,225
Total debt securities available-for-sale	$1,131,970	$9,374	$2,992	$1,138,352

	2018
		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
	cost	gains	losses	value
Mortgage-backed securities:
Pass-through certificates:
GSE	$317,530	$800	$3,542	$314,788
REMICs:
GSE	258,050	92	7,979	250,163
Non-GSE	59	—	1	58
	575,639	892	11,522	565,009
Other debt securities:
Municipal bonds	270	3	—	273
Corporate bonds	244,892	72	2,215	242,749
	245,162	75	2,215	243,022
Total debt securities available-for-sale	$820,801	$967	$13,737	$808,031

The following is a summary of the expected maturity distribution of debt securities available-for-sale other than mortgage-backed securities at December 31, 2019 (in thousands):

Available-for-sale	Amortized cost	Estimated fair value
Due in one year or less	$75,115	$75,353
Due after one year through five years	88,906	89,872
	$164,021	$165,225

Contractual maturities for mortgage-backed securities are not included above, as expected maturities on mortgage-backed securities may differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without penalties.

Certain securities available-for-sale are pledged or encumbered to secure borrowings under Pledge Agreements and Repurchase Agreements and for other purposes required by law. At December 31, 2019, and December 31, 2018, debt securities

NORTHFIELD BANCORP, INC.  AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

available-for-sale with a carrying value of $730.9 million and $492.4 million, respectively, were pledged to secure repurchase agreements and deposits. See Note 8 - "Borrowings" for further discussion regarding securities pledged or encumbered for borrowings.

For the year ended December 31, 2019, the Company had gross proceeds of $79.3 million on sales of securities available-for-sale with gross realized gains of $514,000 and no gross realized losses. For the year ended December 31, 2018, the Company had gross proceeds of $32.1 million on sales of securities available-for-sale with gross realized gains of $183,000 and gross realized losses of $5,000. For the year ended December 31, 2017, the Company had gross proceeds of $5.0 million on sales of securities available-for-sale with gross realized gains of $173,000 and gross realized losses of $4,000. The Company recognized net gains of $2.0 million on its trading securities portfolio during the year ended December 31, 2019, net losses of $879,000 during the year ended 2018, and net gains of $1.1 million during the year ended 2017. The Company routinely sells securities when market pricing presents, in management’s assessment, an economic benefit that outweighs holding such security, and when smaller balance securities become cost prohibitive to carry.

Gross unrealized losses on mortgage-backed securities and other debt securities available-for-sale, and the estimated fair value of the related securities, aggregated by security category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2019 and 2018, were as follows (in thousands):

	December 31, 2019
	Less than 12 months		12 months or more		Total
	Unrealized	Estimated	Unrealized	Estimated	Unrealized	Estimated
	losses	fair value	losses	fair value	losses	fair value
Mortgage-backed securities:
Pass-through certificates:
GSE	$25	$3,404	$729	$55,184	$754	$58,588
REMICs:
GSE	950	197,634	1,275	54,555	2,225	252,189
Non-GSE	—	—	—	53	—	53
Other debt securities:
Corporate bonds	—	—	13	15,586	13	15,586
Total	$975	$201,038	$2,017	$125,378	$2,992	$326,416

	December 31, 2018
	Less than 12 months		12 months or more		Total
	Unrealized	Estimated	Unrealized	Estimated	Unrealized	Estimated
	losses	fair value	losses	fair value	losses	fair value
Mortgage-backed securities:
Pass-through certificates:
GSE	$404	$82,781	$3,138	$100,109	$3,542	$182,890
REMICs:
GSE	269	46,921	7,710	181,512	7,979	228,433
Non-GSE	—	—	1	58	1	58
Other debt securities:
Corporate bonds	1,703	173,219	512	25,675	2,215	198,894
Total	$2,376	$302,921	$11,361	$307,354	$13,737	$610,275

The Company held 28 pass-through mortgage-backed securities issued or guaranteed by GSEs, 20 REMIC mortgage-backed securities issued or guaranteed by GSEs, one REMIC mortgage-backed security not issued or guaranteed by GSEs, and four corporate bonds that were in a continuous unrealized loss position of greater than twelve months at December 31, 2019. There were three pass-through mortgage-backed securities issued or guaranteed by GSEs, and 23 REMIC mortgage-backed securities issued or guaranteed by GSEs. All securities referred to above, other than the one REMIC mortgage-backed security not issued or guaranteed by a GSE, were rated investment grade at December 31, 2019. The declines in fair value relate to the general interest rate environment and are considered temporary. The securities cannot be prepaid in a manner that would result in the Company not receiving all of its amortized cost. The Company neither has an intent to sell, nor is it more likely than not

NORTHFIELD BANCORP, INC.  AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

that the Company will be required to sell, the securities before the recovery of their amortized cost basis or, if necessary, maturity.

The fair values of our debt securities available-for-sale could decline in the future if the underlying performance of the collateral for the collateralized mortgage obligations or other securities deteriorates and our credit enhancement levels do not provide sufficient protections to our contractual principal and interest, which may result in other-than-temporary impairment in the future. The Company did not recognize any other-than-temporary impairment charges in earnings on debt securities available-for sale during the years ended December 31, 2019, 2018 and 2017.

(3)	Debt Securities Held-to-Maturity

The following is a summary of mortgage-backed securities held-to-maturity at December 31, 2019 and 2018 (in thousands):

	2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Mortgage-backed securities:
Pass-through certificates:
GSEs	$8,762	$129	$5	$8,886
Total securities held-to-maturity	$8,762	$129	$5	$8,886

	2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Mortgage-backed securities:
Pass-through certificates:
GSEs	$9,505	$—	$256	$9,249
Total securities held-to-maturity	$9,505	$—	$256	$9,249

Contractual maturities for mortgage-backed securities are not presented, as expected maturities on mortgage-backed securities will differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without penalties. There were no sales of held-to-maturity securities for the years ended December 31, 2019, 2018 and 2017. At December 31, 2019, and December 31, 2018, debt securities held-to-maturity with a carrying value of $7.4 million and $6.5 million, respectively, were pledged to secure repurchase agreements and deposits. See Note 8 - "Borrowings" for further discussion regarding securities pledged or encumbered for borrowings

Gross unrealized losses on mortgage-backed securities held-to-maturity, and the estimated fair value of the related securities, aggregated by security category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2019 and 2018, were as follows (in thousands):

	December 31, 2019
	Less than 12 months		12 months or more		Total
	Unrealized	Estimated	Unrealized	Estimated	Unrealized	Estimated
	losses	fair value	losses	fair value	losses	fair value
Mortgage-backed securities:
Pass-through certificates:
GSEs	$—	$—	$5	$378	$5	$378
Total	$—	$—	$5	$378	$5	$378

NORTHFIELD BANCORP, INC.  AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

	December 31, 2018
	Less than 12 months		12 months or more		Total
	Unrealized	Estimated	Unrealized	Estimated	Unrealized	Estimated
	losses	fair value	losses	fair value	losses	fair value
Mortgage-backed securities:
Pass-through certificates:
GSEs	$34	$2,133	$222	$7,116	$256	$9,249
Total	$34	$2,133	$222	$7,116	$256	$9,249

The Company held one pass-through mortgage-backed debt security held-to-maturity, issued or guaranteed by GSEs, that was in a continuous unrealized loss position of greater than twelve months at December 31, 2019. Management evaluated this security and concluded that the decline in value relates to the general interest rate environment and is considered temporary. The security cannot be prepaid in a manner that would result in the Company not receiving all of its amortized cost. The Company neither has an intent to sell, nor is it more likely than not that the Company will be required to sell, the security before the recovery of its amortized cost basis or, if necessary, maturity.

The fair values of our debt securities held-to-maturity could decline in the future if the underlying performance of the collateral for the collateralized mortgage obligations or other securities deteriorates and our credit enhancement levels do not provide sufficient protections to our contractual principal and interest. As a result, there is a risk that significant other-than-temporary impairments may occur in the future. The Company did not recognize any other-than-temporary impairment charges in earnings on securities held-to-maturity during the years ended December 31, 2019, 2018 and 2017.

(4)	Equity Securities

At December 31, 2019 and December 31, 2018, equity securities totaled $3.3 million and $1.3 million, respectively. Equity securities consist of money market mutual funds, recorded at fair value of $250,000 and $237,000, at December 31, 2019 and December 31, 2018, respectively, and an investment in a private Small Business Administration (“SBA”) Loan Fund recorded at net asset value of $3.1 million and $1.0 million at December 31, 2019 and December 31, 2018, respectively. As the SBA Loan Fund operates as a private fund, its shares are not publicly traded and therefore have no readily determinable market value. The investment in the fund is recorded at net asset value as a practical expedient for reporting fair value.

NORTHFIELD BANCORP, INC.  AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

(5)	Loans

Loans held-for-investment, net, consists of the following (in thousands):

	December 31,
	2019	2018
Originated loans:
Real estate loans:
Multifamily	$2,196,407	$1,930,535
Commercial mortgage	528,681	499,311
One-to-four family residential mortgage	83,742	91,371
Home equity and lines of credit	84,928	78,593
Construction and land	38,284	26,552
Total real estate loans	2,932,042	2,626,362
Commercial and industrial loans	45,328	44,104
Other loans	2,083	1,519
Total commercial and industrial and other loans	47,411	45,623
Deferred loan cost, net	7,614	6,892
Originated loans held-for-investment, net	2,987,067	2,678,877
PCI Loans	17,365	20,143
Loans acquired:
One-to-four family residential mortgage	187,975	225,877
Multifamily	108,417	145,485
Commercial mortgage	113,027	133,263
Home equity and lines of credit	12,008	17,583
Construction and land	2,537	12,003
Total acquired real estate loans	423,964	534,211
Commercial and industrial loans	8,689	11,933
Other loans	—	6
Total loans acquired	432,653	546,150
Loans held for investment, net	3,437,085	3,245,170
Allowance for loan losses	(28,707)	(27,497)
Net loans held-for-investment	$3,408,378	$3,217,673

The Company had no loans held-for-sale at December 31, 2019, or December 31, 2018.

PCI loans totaled $17.4 million at December 31, 2019, as compared to $$20.1 million at December 31, 2018. The majority of the PCI loan balance is attributable to those loans acquired as part of an FDIC-assisted transaction. The Company accounts for PCI loans utilizing U.S. GAAP applicable to loans acquired with deteriorated credit quality. At December 31, 2019, PCI loans consisted of approximately 29% commercial real estate loans and 42% commercial and industrial loans, with the remaining balance in residential and home equity loans. At December 31, 2018, PCI loans consisted of approximately 27% commercial real estate loans and 50% commercial and industrial loans, with the remaining balance in residential and home equity loans.

The following details the accretable yield (in thousands):

	For The Year Ended December 31,
	2019	2018
Balance at the beginning of year	$21,846	$24,502
Accretion into interest income	(4,142)	(4,176)
Net reclassification from non-accretable difference(1)	(618)	1,520
Balance at end of year	$17,086	$21,846

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

We provide for loan losses based on the consistent application of our documented allowance for loan loss methodology. Loan losses are charged to the allowance for loans losses and recoveries are credited to it. Additions to the allowance for loan losses are provided by charges against income based on various factors which, in our judgment, deserve current recognition in estimating incurred losses. Loan losses are charged-off in the period the loans, or portion thereof, are deemed uncollectible. Generally, the Company will record a loan charge-off (including a partial charge-off) to reduce a loan to the estimated fair value of the underlying collateral, less estimated costs to sell, for collateral dependent loans. We regularly review the loan portfolio in order to maintain the allowance for loan losses in accordance with U.S. GAAP. At December 31, 2019 and 2018, the allowance for loan losses related to loans held-for-investment (excluding PCI loans) consisted primarily of the following two elements:

(1)
Allowances for loans individually evaluated for impairment are established for impaired loans (generally defined by the Company as non-accrual loans with an outstanding balance of $500,000 or greater and all loans restructured in troubled debt restructurings). The amount of impairment, if any, provided for as a specific reserve determined by the deficiency, if any, between the present value of expected future cash flows discounted at the original loan’s effective interest rate or the underlying collateral value (less estimated costs to sell and discounts for quick sales,) if the loan is collateral dependent, and the carrying value of the loan. Impaired loans that have no impairment losses are not considered for general allowances described below. Generally, the Company charges down a loan to the estimated fair value of the underlying collateral, less estimated costs to sell, for collateral dependent loans and, if necessary, maintains a specific reserve in the allowance for loan losses related to cash flow dependent impaired loans where the present value of the expected future cash flows, discounted at the loan’s original contractual interest rate, is less than the carrying value of the loan unless management determines that such shortfall should be charged off.

(2)
Allowances for loans collectively evaluated for impairment are established for loan losses on a portfolio basis for loans that do not meet the definition of impaired. The portfolio is grouped into similar risk characteristics, primarily loan type, loan-to-value, and internal credit risk ratings. We apply an estimated loss rate to each loan group comprised of historical quantitative loss rates and qualitative factors. The quantitative loss rates are based on our historical net loss rates (using a look-back period and loss emergence periods). Qualitative factors to such loss rates are made when internal and external factors are identified which may not be fully captured in our historical quantitative net loss rates such as:

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

The loss emergence periods are estimated from the date of the loss event to the actual recognition of the loss (typically the first charge-off), and are determined based upon a study of the Company's past loss experience by loan groups. The

NORTHFIELD BANCORP, INC.  AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

evaluation for loan losses is inherently subjective, as it requires material estimates that may be susceptible to significant revisions based upon changes in economic and real estate market conditions. Actual loan losses may be significantly more than the allowance for loan losses we have established, which could have a material negative effect on our financial results.

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

We evaluate the allowance for loan losses based on the combined total of the individually evaluated and collectively evaluated for impairment components of loans. Generally when the loan portfolio increases, absent other factors, our allowance for loan loss methodology results in a higher dollar amount of estimated incurred losses. Conversely, when the loan portfolio decreases, absent other factors, our allowance for loan loss methodology results in a lower dollar amount of estimated incurred losses.

At least each quarter, we evaluate the allowance for loan losses and adjust the allowance as appropriate through a provision for loan losses. While we use the best information available to make evaluations, future adjustments to the allowance may be necessary if conditions differ substantially from the information used in making the evaluations. In addition, as an integral part of their examination process, the Office of the Comptroller of the Currency (OCC) will periodically review the allowance for loan losses. The OCC may require us to adjust the allowance based on their analysis of information available to them at the time of their examination.

A summary of changes in the allowance for loan losses for the years ended December 31, 2019, 2018, and 2017 follows (in thousands):

	Year Ended December 31,
	2019	2018	2017
Balance at beginning of year	$27,497	$26,160	$24,595
Provision for loan losses	22	2,615	1,411
Recoveries	2,175	112	556
Charge-offs	(987)	(1,390)	(402)
Balance at end of year	$28,707	$27,497	$26,160

NORTHFIELD BANCORP, INC.  AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

The following table sets forth activity in our allowance for loan losses, by loan type, for the years ended December 31, 2019 and 2018.  The following table also details the amount of loans receivable held-for-investment, net of deferred loan fees and costs, that are evaluated individually, and collectively, for impairment, and the related portion of allowance for loan losses that is allocated to each loan portfolio segment (in thousands):

	Year Ended December 31, 2019
	Real Estate
	Commercial	One-to-Four Family	Construction and Land	Multifamily	Home Equity and Lines of Credit	Commercial and Industrial	Other	Originated Loans Total	PCI	Acquired Loans	Total
Allowance for loan losses:
Beginning Balance	$5,630	$342	$463	$18,084	$291	$1,569	$108	$26,487	$1,010	$—	$27,497
Charge-offs	(520)	—	—	—	—	(100)	(123)	(743)	—	(244)	(987)
Recoveries	98	72	—	1,818	—	20	1	2,009	—	166	2,175
Provisions (credit)	(452)	(234)	73	301	26	151	165	30	(221)	213	22
Ending Balance	$4,756	$180	$536	$20,203	$317	$1,640	$151	$27,783	$789	$135	$28,707
Ending balance: individually evaluated for impairment	$—	$—	$—	$—	$3	$4	$—	$7	$—	$135	$142
Ending balance: collectively evaluated for impairment	$4,756	$180	$536	$20,203	$314	$1,636	$151	$27,776	$789	$—	$28,565
Loans, net:
Ending Balance	$529,287	$85,355	$38,303	$2,199,734	$86,848	$45,456	$2,084	$2,987,067	$17,365	$432,653	$3,437,085
Ending balance: individually evaluated for impairment	$13,226	$1,841	$—	$997	$55	$58	$—	$16,177	$—	$4,780	$20,957
Ending balance: collectively evaluated for impairment	$516,061	$83,514	$38,303	$2,198,737	$86,793	$45,398	$2,084	$2,970,890	$17,365	$427,873	$3,416,128

	Year Ended December 31, 2018
	Real Estate
	Commercial	One-to-Four Family	Construction and Land	Multifamily	Home Equity and Lines of Credit	Commercial and Industrial	Other	Originated Loans Total	PCI	Acquired Loans	Total
Allowance for loan losses:
Beginning Balance	$5,196	$503	$610	$17,374	$122	$1,273	$94	$25,172	$951	$37	$26,160
Charge-offs	(1,256)	(3)	—	—	(60)	(70)	—	(1,389)	—	(1)	(1,390)
Recoveries	49	4	—	26	—	20	—	99	—	13	112
Provisions (credit)	1,641	(162)	(147)	684	229	346	14	2,605	59	(49)	2,615
Ending Balance	$5,630	$342	$463	$18,084	$291	$1,569	$108	$26,487	$1,010	$—	$27,497
Ending balance: individually evaluated for impairment	$—	$18	$—	$—	$5	$3	$—	$26	$—	$—	$26
Ending balance: collectively evaluated for impairment	$5,630	$324	$463	$18,084	$286	$1,566	$108	$26,461	$1,010	$—	$27,471
Loans, net:
Ending Balance	$499,860	$92,433	$26,613	$1,933,946	$80,315	$44,190	$1,520	$2,678,877	$20,143	$546,150	$3,245,170
Ending balance: individually evaluated for impairment	$15,252	$1,893	$—	$1,268	$61	$73	$—	$18,547	$—	$3,782	$22,329
Ending balance: collectively evaluated for impairment	$484,608	$90,540	$26,613	$1,932,678	$80,254	$44,117	$1,520	$2,660,330	$20,143	$542,368	$3,222,841

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

The Company maintains a credit risk rating system as part of the risk assessment of its loan portfolio. The Company’s lending officers are required to assign a credit risk rating to each loan in their portfolio at origination. This credit risk rating is reviewed periodically and adjusted if necessary. Monthly, management presents monitored assets to the Loan Committee. In addition, the Company engages a third-party independent loan reviewer that performs semi-annual reviews of a sample of loans, validating the credit risk ratings assigned to such loans. The credit risk ratings play an important role in the establishment of the loan loss provision and the allowance for loan losses for originated loans held-for-investment. After determining the general reserve loss factor for each originated portfolio segment held-for-investment, the originated portfolio segment held-for-investment balance collectively evaluated for impairment is multiplied by the general reserve loss factor for the respective portfolio segment in order to determine the general reserve.

When assigning a credit risk rating to a loan, management utilizes the Bank’s internal nine-point credit risk rating system.

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

NORTHFIELD BANCORP, INC.  AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

The following table details the recorded investment of originated loans receivable held-for-investment, net of deferred fees and costs, by loan type and credit quality indicator at December 31, 2019 and 2018 (in thousands):

	At December 31, 2019
	Real Estate
	Multifamily		Commercial		One-to-Four Family		Construction and Land	Home Equity and Lines of Credit	Commercial and Industrial	Other	Total
	< 35% LTV	=> 35% LTV	< 35% LTV	=> 35% LTV	< 60% LTV	=> 60% LTV
Internal Risk Rating
Pass	$232,950	$1,960,984	$79,485	$440,065	$52,886	$29,967	$38,303	$86,547	$45,075	$2,084	$2,968,346
Special Mention	—	296	370	1,092	777	—	—	14	301	—	2,850
Substandard	301	5,203	—	8,275	1,397	328	—	287	80	—	15,871
Originated loans held-for-investment, net	$233,251	$1,966,483	$79,855	$449,432	$55,060	$30,295	$38,303	$86,848	$45,456	$2,084	$2,987,067

	At December 31, 2018
	Real Estate
	Multifamily		Commercial		One-to-Four Family		Construction and Land	Home Equity and Lines of Credit	Commercial and Industrial	Other	Total
	< 35% LTV	=> 35% LTV	< 35% LTV	=> 35% LTV	< 60% LTV	=> 60% LTV
Internal Risk Rating
Pass	$170,832	$1,756,882	$78,917	$409,155	$54,912	$34,808	$26,613	$80,077	$43,640	$1,520	$2,657,356
Special Mention	—	613	395	1,137	747	—	—	27	430	—	3,349
Substandard	—	5,619	—	10,256	1,406	560	—	211	120	—	18,172
Originated loans held-for-investment, net	$170,832	$1,763,114	$79,312	$420,548	$57,065	$35,368	$26,613	$80,315	$44,190	$1,520	$2,678,877

NORTHFIELD BANCORP, INC.  AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Included in loans receivable are loans for which the accrual of interest income has been discontinued due to deterioration in the financial condition of the borrowers. The recorded investment of these non-accrual loans was $9.4 million and $9.2 million at December 31, 2019, and December 31, 2018, respectively. Generally, originated loans are placed on non-accruing status when they become 90 days or more delinquent, or sooner if considered appropriate by management, and remain on non-accrual status until they are brought current, have six consecutive months of performance under the loan terms, and factors indicating reasonable doubt about the timely collection of payments no longer exist. Therefore, loans may be current in accordance with their loan terms, or may be less than 90 days delinquent and still be on a non-accruing status.

Non-accrual amounts include loans deemed to be impaired of $6.8 million and $5.9 million at December 31, 2019, and December 31, 2018, respectively. Loans on non-accrual status with principal balances less than $500,000, and therefore not meeting the Company’s definition of an impaired loan, amounted to $2.6 million at December 31, 2019, and $3.2 million at December 31, 2018. There was no loans held-for-sale at December 31, 2019, or December 31, 2018. Loans past due 90 days or more and still accruing interest were $518,000 and $33,000 at December 31, 2019, and December 31, 2018, respectively, and consisted of loans that are well secured and in the process of collection.

NORTHFIELD BANCORP, INC.  AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

The following table sets forth the detail, and delinquency status, of originated and acquired non-performing loans (non-accrual loans and loans past due ninety days or more and still accruing), net of deferred fees and costs, at December 31, 2019 and 2018 (in thousands), excluding PCI loans which have been segregated into pools. For PCI loans, each loan pool is accounted for as a single asset with a single composite interest rate and an aggregate expectation of cash flows.

	At December 31, 2019
	Total Non-Performing Loans
	Non-Accruing Loans
	0-29 Days Past Due	30-89 Days Past Due	90 Days or More Past Due	Total	90 Days or More Past Due and Accruing	Total Non-Performing Loans
Loans held-for-investment:
Real estate loans:
Commercial
LTV < 35%
Substandard	$—	$—	$2,416	$2,416	$—	$2,416
Total commercial	—	—	2,416	2,416	—	2,416
One-to-four family residential
LTV < 60%
Substandard	—	—	493	493	114	607
Total	—	—	493	493	114	607
LTV => 60%
Substandard	—	29	—	29	—	29
Total one-to-four family residential	—	29	493	522	114	636
Construction and land
Home equity and lines of credit
Substandard	—	67	89	156	—	156
Total home equity and lines of credit	—	67	89	156	—	156
Total non-performing loans held-for-investment, originated	—	96	2,998	3,094	114	3,208
Loans acquired:
Real Estate Loans:
Commercial
LTV < 35%
Substandard	79	—	188	267	66	333
LTV => 35%
Substandard	3,530	—	1,709	5,239	187	5,426
Total commercial	3,609	—	1,897	5,506	253	5,759
One-to-four family residential
LTV < 60%
Substandard	190	—	85	275	151	426
Total	190	—	85	275	151	426
LTV => 60%
Substandard	—	—	93	93	—	93
Total one-to-four family residential	190	—	178	368	151	519
Multifamily
LTV < 35%
Substandard	40	—	—	40	—	40
LTV => 35%
Substandard	—	397	—	397	—	397
Total multifamily	40	397	—	437	—	437
Home equity and lines of credit
Substandard	—	—	28	28	—	28
Total home equity and lines of credit	—	—	28	28	—	28
Total non-performing loans acquired	3,839	397	2,103	6,339	404	6,743
Total non-performing loans	$3,839	$493	$5,101	$9,433	$518	$9,951

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

NORTHFIELD BANCORP, INC.  AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

The following table sets forth the detail and delinquency status of originated and acquired loans, net of deferred fees and costs, by performing and non-performing loans at December 31, 2019 and 2018 (in thousands):

	December 31, 2019
	Performing (Accruing) Loans
	0-29 Days Past Due	30-89 Days Past Due	Total	Non-Performing Loans	Total Loans Receivable, net
Loans held-for-investment:
Real estate loans:
Commercial
LTV < 35%
Pass	$79,383	$102	$79,485	$—	$79,485
Special Mention	370	—	370	—	370
Total	79,753	102	79,855	—	79,855
LTV => 35%
Pass	439,253	812	440,065	—	440,065
Special Mention	1,092	—	1,092	—	1,092
Substandard	5,228	631	5,859	2,416	8,275
Total	445,573	1,443	447,016	2,416	449,432
Total commercial	525,326	1,545	526,871	2,416	529,287
One-to-four family residential
LTV < 60%
Pass	52,757	129	52,886	—	52,886
Special Mention	—	777	777	—	777
Substandard	790	—	790	607	1,397
Total	53,547	906	54,453	607	55,060
LTV => 60%
Pass	29,741	226	29,967	—	29,967
Substandard	299	—	299	29	328
Total	30,040	226	30,266	29	30,295
Total one-to-four family residential	83,587	1,132	84,719	636	85,355
Construction and land
Pass	38,156	147	38,303	—	38,303
Total construction and land	38,156	147	38,303	—	38,303
Multifamily
LTV < 35%
Pass	232,658	292	232,950	—	232,950
Substandard	301	—	301	—	301
Total	232,959	292	233,251	—	233,251
LTV= > 35%
Pass	1,960,729	255	1,960,984	—	1,960,984
Special Mention	296	—	296	—	296
Substandard	5,203	—	5,203	—	5,203
Total	1,966,228	255	1,966,483	—	1,966,483
Total multifamily	2,199,187	547	2,199,734	—	2,199,734
Home equity and lines of credit
Pass	86,380	167	86,547	—	86,547
Special Mention	14	—	14	—	14
Substandard	131	—	131	156	287
Total home equity and lines of credit	86,525	167	86,692	156	86,848
Commercial and industrial loans
Pass	44,886	189	45,075	—	45,075
Special Mention	301	—	301	—	301
Substandard	80	—	80	—	80
Total commercial and industrial loans	45,267	189	45,456	—	45,456

NORTHFIELD BANCORP, INC.  AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

	December 31, 2019
	Performing (Accruing) Loans
	0-29 Days Past Due	30-89 Days Past Due	Total	Non-Performing Loans	Total Loans Receivable, net

Other loans
Pass	2,058	26	2,084	—	2,084
Total other loans	2,058	26	2,084	—	2,084
Total originated loans held-for-investment	2,980,106	3,753	2,983,859	3,208	2,987,067

Acquired loans:
One-to-four family residential
LTV < 60%
Pass	172,882	73	172,955	—	172,955
Special Mention	—	385	385	—	385
Substandard	—	—	—	426	426
Total	172,882	458	173,340	426	173,766
LTV => 60%
Pass	14,116	—	14,116	—	14,116
Substandard	—	—	—	93	93
Total	14,116	—	14,116	93	14,209
Total one-to-four family residential	186,998	458	187,456	519	187,975
Commercial
LTV < 35%
Pass	35,173	287	35,460	—	35,460
Special Mention	994	194	1,188	—	1,188
Substandard	369	—	369	334	703
Total	36,536	481	37,017	334	37,351
LTV => 35%
Pass	60,311	—	60,311	—	60,311
Special Mention	134	464	598	—	598
Substandard	6,382	2,960	9,342	5,425	14,767
Total	66,827	3,424	70,251	5,425	75,676
Total commercial	103,363	3,905	107,268	5,759	113,027
Construction and land
Pass	2,537	—	2,537	—	2,537
Total construction and land	2,537	—	2,537	—	2,537
Multifamily
LTV < 35%
Pass	105,327	—	105,327	—	105,327
Substandard	—	—	—	40	40
Total	105,327	—	105,327	40	105,367
LTV => 35%
Pass	2,653	—	2,653	—	2,653
Substandard	—	—	—	397	397
Total	2,653	—	2,653	397	3,050
Total multifamily	107,980	—	107,980	437	108,417
Home equity and lines of credit
Pass	11,842	50	11,892	—	11,892
Substandard	88	—	88	28	116
Total home equity and lines of credit	11,930	50	11,980	28	12,008
Commercial and industrial
Pass	8,649	40	8,689	—	8,689
Total commercial and industrial	8,649	40	8,689	—	8,689
Other	—	—	—	—	—
Total loans acquired	421,457	4,453	425,910	6,743	432,653
	$3,401,563	$8,206	$3,409,769	$9,951	$3,419,720

NORTHFIELD BANCORP, INC.  AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

	December 31, 2018
	Performing (Accruing) Loans
	0-29 Days Past Due	30-89 Days Past Due	Total	Non-Performing Loans	Total Loans Receivable, net
Loans held-for-investment:
Real estate loans:
Commercial
LTV < 35%
Pass	$78,699	$218	$78,917	$—	$78,917
Special Mention	—	395	395	—	395
Total	78,699	613	79,312	—	79,312
LTV => 35%
Pass	408,830	325	409,155	—	409,155
Special Mention	1,137	—	1,137	—	1,137
Substandard	7,381	—	7,381	2,875	10,256
Total	417,348	325	417,673	2,875	420,548
Total commercial	496,047	938	496,985	2,875	499,860
One-to-four family residential
LTV < 60%
Pass	54,576	336	54,912	—	54,912
Special Mention	—	747	747	—	747
Substandard	896	—	896	510	1,406
Total	55,472	1,083	56,555	510	57,065
LTV => 60%
Pass	34,576	232	34,808	—	34,808
Substandard	528	—	528	32	560
Total	35,104	232	35,336	32	35,368
Total one-to-four family residential	90,576	1,315	91,891	542	92,433
Construction and land
Pass	26,613	—	26,613	—	26,613
Total construction and land	26,613	—	26,613	—	26,613
Multifamily
LTV < 35%
Pass	170,534	298	170,832	—	170,832
Total	170,534	298	170,832	—	170,832
LTV => 35%
Pass	1,756,443	439	1,756,882	—	1,756,882
Special Mention	613	—	613	—	613
Substandard	4,390	1,229	5,619	—	5,619
Total	1,761,446	1,668	1,763,114	—	1,763,114
Total multifamily	1,931,980	1,966	1,933,946	—	1,933,946
Home equity and lines of credit
Pass	80,077	—	80,077	—	80,077
Special Mention	27	—	27	—	27
Substandard	137	—	137	74	211
Total home equity and lines of credit	80,241	—	80,241	74	80,315
Commercial and industrial loans
Pass	43,640	—	43,640	—	43,640
Special Mention	430	—	430	—	430
Substandard	95	—	95	25	120
Total Commercial and industrial loans	44,165	—	44,165	25	44,190
Other loans
Pass	1,518	2	1,520	—	1,520
Total other loans	1,518	2	1,520	—	1,520
Total originated loans held-for-investment	2,671,140	4,221	2,675,361	3,516	2,678,877

NORTHFIELD BANCORP, INC.  AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

	December 31, 2018
	Performing (Accruing) Loans
	0-29 Days Past Due	30-89 Days Past Due	Total	Non-Performing Loans	Total Loans Receivable, net
Loans acquired:
One-to-four family residential
LTV < 60%
Pass	202,471	2,799	205,270	—	205,270
Special Mention	415	—	415	—	415
Substandard	62	6	68	374	442
Total	202,948	2,805	205,753	374	206,127
LTV => 60%
Pass	19,504	—	19,504	—	19,504
Substandard	—	—	—	246	246
Total	19,504	—	19,504	246	19,750
Total one-to-four family residential	222,452	2,805	225,257	620	225,877
Commercial
LTV < 35%
Pass	41,071	—	41,071	—	41,071
Special Mention	1,079	—	1,079	—	1,079
Substandard	1,185	151	1,336	281	1,617
Total	43,335	151	43,486	281	43,767
LTV => 35%
Pass	73,986	749	74,735	—	74,735
Special Mention	4,315	128	4,443	—	4,443
Substandard	5,772	411	6,183	4,135	10,318
Total	84,073	1,288	85,361	4,135	89,496
Total commercial	127,408	1,439	128,847	4,416	133,263
Construction and land
Substandard	12,003	—	12,003	—	12,003
Total construction and land	12,003	—	12,003	—	12,003
Multifamily
LTV < 35%
Pass	137,141	—	137,141	—	137,141
Special Mention	—	52	52	—	52
Substandard	—	—	—	152	152
Total	137,141	52	137,193	152	137,345
LTV => 35%
Pass	7,726	—	7,726	—	7,726
Special Mention	—	—	—	414	414
Total	7,726	—	7,726	414	8,140
Total multifamily	144,867	52	144,919	566	145,485
Home equity and lines of credit
Pass	17,427	—	17,427	—	17,427
Substandard	79	—	79	77	156
Total home equity and lines of credit	17,506	—	17,506	77	17,583
Commercial and industrial loans
Pass	11,888	45	11,933	—	11,933
Total Commercial and industrial loans	11,888	45	11,933	—	11,933
Other loans
Pass	6	—	6	—	6
Total loans acquired	536,130	4,341	540,471	5,679	546,150
	$3,207,270	$8,562	$3,215,832	$9,195	$3,225,027

NORTHFIELD BANCORP, INC.  AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

The following table summarizes originated and acquired (subsequent to acquisition) impaired loans as of December 31, 2019 and 2018 (in thousands):

	At December 31, 2019			December 31, 2018
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With No Allowance Recorded:
Real estate loans:
Commercial
LTV < 35%
Substandard	$—	$139	$—	$—	$139	$—
LTV => 35%
Pass	5,582	6,468	—	5,931	6,817	—
Substandard	10,438	11,002	—	12,160	15,028	—
One-to-four family residential
LTV < 60%
Pass	1,379	1,463	—	1,532	1,606	—
Special Mention	385	385	—	—	—	—
Substandard	564	564	—	241	241	—
LTV => 60%
Pass	122	154	—	129	158	—
Substandard	29	29	—	126	278	—
Multifamily
LTV < 35%
Substandard	40	40	—	152	152	—
LTV => 35%
Pass	26	496	—	38	509	—
Substandard	972	972	—	1,229	1,229	—
Home Equity
Pass	22	22	—	28	28	—
Commercial and industrial loans
Substandard	39	39	—	52	119	—
With a Related Allowance Recorded:
Real estate loans:
Commercial
LTV => 35%
Substandard	1,307	1,307	(135)	—	—	—
One-to-four family residential
LTV < 60%
Substandard	—	—	—	657	657	(18)
LTV => 60%
Pass	—	—	—	—	—	—
Home equity and lines of credit
Substandard	33	33	(3)	33	33	(5)
Commercial and industrial loans
Special Mention	19	19	(4)	21	21	(3)
Total:
Real estate loans:
Commercial	17,327	18,916	(135)	18,091	21,984	—
One-to-four family residential	2,479	2,595	—	2,685	2,940	(18)
Multifamily	1,038	1,508	—	1,419	1,890	—
Home equity and lines of credit	55	55	(3)	61	61	(5)
Commercial and industrial loans	58	$58	(4)	73	140	(3)
	$20,957	$23,132	$(142)	$22,329	$27,015	$(26)

Included in the table above at December 31, 2019, are impaired loans with carrying balances of $15.9 million that were not written down by charge-offs or for which there are no specific reserves in our allowance for loan losses.  Included in the impaired loans at December 31, 2018, are loans with carrying balances of $16.6 million that were not written down by charge-offs or for which there are no specific reserves in our allowance for loan losses. Loans not written down by charge-offs or specific reserves at December 31, 2019 and 2018, have sufficient collateral values, less estimated costs to sell (including any discounts to facilitate a sale), or sufficient future cash flows to support the carrying balances of the loans.

NORTHFIELD BANCORP, INC.  AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

The following table summarizes the average recorded investment in originated and acquired impaired loans (excluding PCI loans) and interest recognized on impaired loans as of, and for, the years ended December 31, 2019, and December 31, 2018 (in thousands):

	December 31, 2019		December 31, 2018
	Average Recorded Investment	Interest Income	Average Recorded Investment	Interest Income
With No Allowance Recorded:
Real estate loans:
Commercial
LTV => 35%
Pass	$5,757	$312	$5,218	$255
Substandard	11,012	237	10,582	404
One-to-four family residential
LTV < 60%
Pass	1,586	66	1,403	62
Special Mention	155	23	—
Substandard	302	29	246	12
One-to-four family residential
LTV => 60%
Pass	125	4	186	7
Substandard	81	8	129	13
Multifamily
LTV < 35%
Substandard	64	2	152	6
LTV => 35%
Pass	32	15	296	16
Substandard	1,075	61	987	67
Home equity and lines of credit
Pass	25	1	31	2
Commercial and industrial loans
Substandard	45	—	100	—
With a Related Allowance Recorded:
Real estate loans:
Commercial
LTV => 35%
Pass	—	—	880	76
Substandard	991	17	267	—
One-to-four family residential
LTV < 60%
Pass	—		164
Substandard	338	—	733	19
LTV => 60%
Pass	—	—	54
Home equity and lines of credit
Substandard	33	2	34	2
Commercial and industrial loans
Special Mention	20	1	23	1
Total:
Real estate loans:
Commercial	17,760	566	16,947	735
One-to-four family residential	2,587	130	2,915	113
Multifamily	1,171	78	1,435	89
Home equity and lines of credit	58	3	65	4
Commercial and industrial loans	65	1	123	1
	$21,641	$778	$21,485	$942

NORTHFIELD BANCORP, INC.  AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

At December 31, 2019 and 2018, we had troubled debt restructurings (“TDRs”) of $18.5 million and $16.9 million, respectively. There were two loans modified as TDR's during the year ended December 31, 2019, both of which were modified to restructure payment terms.

The following table summarizes loans that were modified in a TDR during the year ended December 31, 2019:

	Number of Relationships	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment(1)
	(Dollars in thousands)
Troubled Debt Restructurings
Consumer	1	$2	$2
Commercial real estate	1	2,834	2,834
Total Troubled Debt Restructurings	2	$2,836	$2,836

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

(6)	Premises and Equipment, Net

At December 31, 2019 and 2018, premises and equipment, less accumulated depreciation and amortization, consists of the following (in thousands):

	December 31,
	2019	2018
At cost:
Land	$4,018	$4,018
Buildings and improvements	10,660	8,905
Capital leases	2,600	2,600
Furniture, fixtures, and equipment	26,179	24,140
Leasehold improvements	27,886	30,115
	71,343	69,778
Accumulated depreciation and amortization	(45,684)	(44,173)
Premises and equipment, net	$25,659	$25,605

Depreciation expense for the years ended December 31, 2019, 2018, and 2017, was $3.6 million, $3.0 million, and $3.2 million, respectively. Included in the depreciation expense for the year ended December 31, 2019, is $470,000 of impairment charges on leasehold assets related to the consolidation of three branches on December 31, 2019. There were no sales of premises and equipment in 2019, 2018, or 2017.

NORTHFIELD BANCORP, INC.  AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

(7)	Deposits

Deposit account balances are summarized as follows (dollars in thousands):

	As of December 31,
	2019		2018
	Amount	Weighted Average Rate	Amount	Weighted Average Rate
Transaction:
Negotiable orders of withdrawal and interest-bearing checking	$573,927	0.87%	$458,012	0.68%
Non-interest bearing checking	387,409	—%	395,375	—%
Total transaction	961,336	0.52%	853,387	0.36%
Savings:
Money market	651,159	1.18%	741,939	1.12%
Savings	747,186	1.02%	594,290	0.90%
Total savings	1,398,345	1.09%	1,336,229	1.02%
Certificates of deposit:
Under $100,000	563,303	1.86%	599,245	1.91%
$100,000 or more	485,249	1.98%	497,651	2.01%
Total certificates of deposit	1,048,552	1.92%	1,096,896	1.96%
Total deposits	$3,408,233	1.18%	$3,286,512	1.16%

The Company had brokered deposits (included in certificates of deposit in the above table) of $259.0 million and $275.4 million at December 31, 2019 and 2018, respectively.

Scheduled maturities of certificates of deposit are summarized as follows (in thousands):

December 31, 2019
2020	$908,744
2021	46,856
2022	49,075
2023	35,008
2024	8,869
Total	$1,048,552

Interest expense on deposits is summarized as follows (in thousands):

	Years Ended December 31,
	2019	2018	2017
Transaction	$4,623	$2,175	$1,429
Savings	15,850	8,878	6,804
Certificates of deposit	20,855	16,688	8,153
	$41,328	$27,741	$16,386

NORTHFIELD BANCORP, INC.  AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

(8)	Borrowings

Borrowings consisted of FHLB advances, securities sold under agreements to repurchase (repurchase agreements), and floating rate advances and are summarized as follows (in thousands):

	December 31,
	2019	2018
Repurchase agreements	$75,000	$—
Other borrowings:
FHLB advances	776,000	403,502
Floating rate advances	6,004	5,345
Obligations under capital leases	—	44
	$857,004	$408,891

FHLB advances are secured by a blanket lien on unencumbered securities and the Company’s FHLB capital stock.
FHLB advances and repurchase agreements have contractual maturities as follows (in thousands):

	December 31, 2019
	FHLB	Repurchase
	Advances	Agreements
2020	$411,000	$—
2021	145,000	25,000
2022	95,000	25,000
2023	87,500	—
2024	25,000	25,000
Thereafter	12,500	—
	$776,000	$75,000

 Further information regarding FHLB advances and repurchase agreements is summarized as follows (in thousands):

	December 31,
	2019	2018	2019	2018
	FHLB Advances		Repurchase Agreements
Average balance during year	$518,372	$448,012	$45,342	$—
Maximum outstanding at any month end	$776,000	$475,582	$75,000	$—
Weighted average interest rate at end of year	2.04%	1.95%	2.30%	—%
Weighted average interest rate during year	2.08%	1.82%	2.35%	—%

All of the repurchase agreements mature after more than 90 days. The repurchase agreements are secured primarily by mortgage-backed securities with an amortized cost of $78.9 million and a fair value of $78.3 million. There were no repurchase agreements at December 31, 2018.

The Company has the ability to obtain additional funding from the FHLB and Federal Reserve Bank discount window of approximately $1.43 billion, utilizing unencumbered and unpledged securities of $284.8 million and multifamily loans of $1.1 billion at December 31, 2019. The Company expects to have sufficient funds available to meet current commitments in the normal course of business.

Interest expense on borrowings is summarized as follows (in thousands):

	Years Ended December 31,
	2019	2018	2017
Repurchase agreements	$1,065	$7	$137
FHLB advances	10,795	8,172	7,390
Floating rate advances	170	123	33
Obligations under capital leases	—	7	30
	$12,030	$8,309	$7,590

NORTHFIELD BANCORP, INC.  AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

(9)	Income Taxes

Income tax expense (benefit) consists of the following (in thousands):

	Years Ended December 31,
	2019	2018	2017
Federal tax expense (benefit):
Current	$8,543	$8,540	$10,113
Deferred	376	(742)	14,290
	8,919	7,798	24,403
State and local tax expense (benefit):
Current	4,067	1,985	1,672
Deferred	(199)	(151)	903
	3,868	1,834	2,575
Total income tax expense	$12,787	$9,632	$26,978

Reconciliation between the amount of reported total income tax expense and the amount computed by multiplying the applicable statutory income tax rate for the years ended December 31, 2019, 2018, and 2017, is as follows (dollars in thousands):

	Years Ended December 31,
	2019	2018	2017
Tax expense at statutory rate	$11,135	$10,439	$18,111
Applicable statutory federal income tax rate	21%	21%	35%
Increase (decrease) in taxes resulting from:
State tax, net of federal income tax	3,056	1,448	1,674
Impact of 2017 federal tax reform	—	—	10,453
Bank owned life insurance	(1,475)	(778)	(1,885)
ESOP fair market value adjustment	187	196	404
Incentive stock options	81	146	247
Uncertain tax position	—	—	132
Excess tax benefits from employee share based payments	(110)	(1,939)	(2,309)
Other, net	(87)	120	151
Income tax expense	$12,787	$9,632	$26,978

Federal Tax Reform

On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Act”) was signed into law. Among numerous provisions included in the Act was the reduction of the U.S. federal corporate income tax rate from 35% to 21% effective January 1, 2018. As a result of this rate reduction, we were required to re-measure, through income tax expense in the fourth quarter of 2017, our deferred tax assets and liabilities using the enacted rate at which we expect them to be recovered or settled. The re-measurement of our net deferred tax asset resulted in additional 2017 income tax expense of $10.5 million.

New Jersey State Taxation

On July 1, 2018, the State Of New Jersey enacted new legislation which established a 2.5% surtax on businesses that have New Jersey allocated net income in excess of $1.0 million. The surtax was effective as of January 1, 2018 and will continue through 2019, and will adjust to 1.5% for 2020 and 2021. In addition, effective for taxable years beginning on or after January 1, 2019, banks will be required to file combined reports of taxable income including their parent holding company. In May 2019, the State of New Jersey issued a tax technical bulletin, subsequently revised in December 2019, which gives guidance on the treatment of real estate investment trusts in connection with the combined reporting for New Jersey corporate business tax purposes. Real estate investment trusts and investment companies will be excluded from the combined group and will continue to file separate New Jersey tax returns. As a result of this guidance the Company recorded an additional $889,000

NORTHFIELD BANCORP, INC.  AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

of state tax expense net of federal benefit for the year ended December 31, 2019. The $889,000 increase was comprised of $1.1 million of current tax expense, partially offset by a write-up of deferred tax assets of $239,000.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2019 and 2018, are as follows (in thousands):

	December 31,
	2019	2018
Deferred tax assets:
Allowance for loan losses	$7,985	$7,317
Capitalized leases	—	13
Deferred compensation	3,498	3,426
Accrued salaries	738	737
Postretirement benefits	376	375
Equity awards	2,164	3,045
Unrealized actuarial losses on post-retirement benefits	(21)	18
Straight-line rent	1,277	1,051
Asset retirement obligation	70	67
Reserve for accrued interest receivable	578	602
Reserve for loan commitments	216	146
Employee Stock Ownership Plan	615	551
Other	244	261
Depreciation	2,414	2,383
Fair value adjustments of acquired loans	3,713	3,934
Fair value adjustments of pension benefit obligations	160	154
Unrealized losses on debt securities available-for-sale	—	3,575
Total gross deferred tax assets	24,027	27,655
Deferred tax liabilities:
Unrealized gains on debt securities available for sale	1,786	—
Fair value adjustments of acquired securities	20	28
Fair value adjustments of deposit liabilities	219	285
Deferred loan fees	2,224	1,984
Other	30	33
Total gross deferred tax liabilities	4,279	2,330
Net deferred tax asset	$19,748	$25,325

Net deferred tax assets are included in other assets on the consolidated balance sheets. In 2016, the Company recorded net deferred tax assets of approximately $3.9 million as a result of the Hopewell Valley acquisition.

The Company has determined that it is not required to establish a valuation reserve for the net deferred tax asset since it is “more likely than not” that the net deferred tax asset will be realized through future reversals of existing taxable temporary differences, future taxable income and tax planning strategies.  The conclusion that it is “more likely than not” that the net deferred tax asset will be realized is based on the history of earnings and the prospects for continued profitability.  Management will continue to review the tax criteria related to the recognition of deferred tax assets.

As a savings institution, the Bank is subject to a special federal tax provision regarding its frozen tax bad debt reserve. At December 31, 2019 and December 31, 2018, the Bank’s federal tax bad debt base-year reserve was $5.9 million, with a related net deferred tax liability of $2.8 million, which has not been recognized since the Bank does not expect that this reserve will become taxable in the foreseeable future. Events that would result in taxation of this reserve include redemptions of the Bank’s stock or certain excess distributions by the Bank to the Company.

NORTHFIELD BANCORP, INC.  AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

A reconciliation of the Company’s uncertain tax positions are as follows (in thousands):

	December 31,
	2019	2018	2017
Beginning balance	$530	$482	$459
Settlements based on tax positions related to prior years	(530)	(238)	(109)
Additions based on tax positions related to prior years	190	286	132
Ending balance	$190	$530	$482

The Company recognizes interest and penalties on income taxes in income tax expense.

The following years are open for examination or under examination:

•	Federal tax filings for 2017 through present.

•	New York State tax filings 2015 through present. The 2015 through 2018 filings are currently under examination.

•	New York City tax filings 2015 through present. The 2015 filing is currently under examination.

•	State of New Jersey 2015 through present.

(10)	Retirement Benefits

The Company has a 401(k) plan for its employees, which grants eligible employees (those salaried employees with at least three months of service) the opportunity to invest from 2% to 15% of their base compensation in certain investment alternatives. The Company contributes an amount equal to 25% of employee contributions on the first 6% of base compensation contributed by eligible employees for the first three years of participation. Subsequent years of participation in excess of three years will increase the Company matching contribution from 25% to 50% of an employee’s contributions, on the first 6% of base compensation contributed by eligible employees. A member becomes fully vested in the Company’s contributions upon (a) completion of five years of service, or (b) normal retirement, early retirement, permanent disability, or death. The Company’s contribution to this plan amounted to approximately $426,000, $394,000, and $387,000 for the years ended December 31, 2019, 2018, and 2017, respectively.

The Company maintains the Northfield Bank ESOP. The ESOP is a tax-qualified plan designed to invest primarily in the Company’s common stock. The ESOP provides employees with the opportunity to receive a funded retirement benefit from the Bank, based primarily on the value of the Company’s common stock. The ESOP purchased 2,463,884 shares of the Company’s common stock in the Company’s initial public offering at a price of $7.13 per share, as adjusted. This purchase was funded with a loan from Northfield Bancorp, Inc. to the ESOP. The outstanding balance at December 31, 2019 and 2018 was $10.1 million and $10.8 million, respectively. The shares of the Company’s common stock purchased in the initial public offering are pledged as collateral for the loan. Shares are released for allocation to participants as loan payments are made. A total of 100,841 and 101,514 shares were released and allocated to participants of the ESOP for the years ended December 31, 2019 and 2018, respectively. Cash dividends on unallocated shares are utilized to satisfy required debt payments. Dividends on allocated shares are utilized to prepay debt which releases additional shares to participants.

Upon completion of the Company’s second-step conversion, a second ESOP was established for employees in 2013, which purchased 1,422,357 shares of the Company’s common stock at a price of $10.00 per share. The purchase was funded with a loan from Northfield Bancorp, Inc. to the second ESOP. The outstanding balance at December 31, 2019 and 2018 was $11.8 million and $12.2 million, respectively. The shares of the Company’s common stock purchased in the second-step conversion are pledged as collateral for the loan. Shares are released for allocation to participants as loan payments are made. A total of 53,320 and 52,523 shares were released and allocated to participants of the second ESOP for the years ended December 31, 2019 and 2018, respectively. Cash dividends on unallocated shares are utilized to satisfy required debt payments. Dividends on allocated shares are utilized to prepay debt which releases additional shares to participants.

ESOP compensation expense for both plans for the years ended December 31, 2019, 2018, and 2017 was $1.9 million, $2.0 million, and $2.2 million, respectively.

NORTHFIELD BANCORP, INC.  AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

The Company maintains a Supplemental Employee Stock Ownership Plan (the "SESOP"), a non-qualified plan, that provides supplemental benefits to certain executives who are prevented from receiving the full benefits contemplated by the ESOP’s benefit formula due to tax law limits for tax-qualified plans. The supplemental payments for the SESOP consist of cash payments representing the value of Company shares that cannot be allocated to participants under the ESOP due to legal limitations imposed on tax-qualified plans. The Company's required contributions to the SESOP plan were $41,000, $76,000, and $84,000 for the years ended December 31, 2019, 2018, and 2017, respectively.

The Company provides post-retirement medical and life insurance to a limited number of retired individuals.  The Company also provides retiree life insurance benefits to all qualified employees, up to certain limits.  The following tables set forth the funded status and components of postretirement benefit costs at December 31 measurement dates (in thousands):

	2019	2018	2017
Accumulated postretirement benefit obligation beginning of year	$1,359	$1,645	$1,697
Service cost	9	11	11
Interest cost	52	52	57
Actuarial (gain) loss	(76)	(229)	(8)
Benefits paid	(103)	(120)	(112)
Accumulated postretirement benefit obligation end of year	1,241	1,359	1,645
Accrued liability (included in accrued expenses and other liabilities)	$1,241	$1,359	$1,645

The following table sets forth the amounts recognized in accumulated other comprehensive income (loss) (in thousands):

	December 31,
	2019	2018
Net loss	$132	$20
Prior service credit	(191)	—
(Gain) loss recognized in accumulated other comprehensive income (loss)	$(59)	$20

The estimated net loss, prior service credit, and transition obligation that will be amortized from accumulated other comprehensive income into net periodic cost in 2019, are $835,  $19,000, and $0, respectively.

The following table sets forth the components of net periodic postretirement benefit costs for the years ended December 31, 2019, 2018, and 2017 (in thousands):

	December 31,
	2019	2018	2017
Service cost	$9	$11	$11
Interest cost	52	52	57
Amortization of unrecognized loss	2	25	28
Net postretirement benefit cost included in compensation and employee benefits	$63	$88	$96

The assumed discount rate related to plan obligations reflects the weighted average of published market rates for high-quality corporate bonds with terms similar to those of the plans expected benefit payments, rounded to the nearest quarter percentage point.

The Company’s discount rate and rate of compensation increase used in accounting for the plan are as follows:

	2019	2018	2017
Assumptions used to determine benefit obligation at period end:
Discount rate	2.75%	4.00%	3.25%
Rate of increase in compensation	4.00%	4.00%	4.00%
Assumptions used to determine net periodic benefit cost for the year:
Discount rate	4.00%	3.25%	3.50%
Rate of increase in compensation	4.00%	4.00%	4.00%

NORTHFIELD BANCORP, INC.  AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

At December 31, 2019, a medical cost trend rate of 8.75% decreasing 0.50% per year thereafter until an ultimate rate of 4.75% is reached, was used in the plan’s valuation.  The Company’s healthcare cost trend rates are based, among other things, on the Company’s own experience and third-party analysis of recent and projected healthcare cost trends.

A one percentage-point change in assumed heath care cost trends would have the following effects (in thousands):

	One Percentage Point Increase		One Percentage Point Decrease
	2019	2018	2019	2018
Effect on benefits earned and interest cost	$4	$4	$(4)	$(3)
Effect on accumulated postretirement benefit obligation	$104	$109	$(90)	$(94)

A one percentage-point change in assumed heath care cost trends would have the following effects (in thousands):

	One Percentage Point Increase			One Percentage Point Decrease
	2019	2018	2017	2019	2018	2017
Aggregate of service and interest components of net periodic cost (benefit)	$4	$4	$4	$(4)	$(3)	$(4)

Benefit payments of approximately $103,000, $120,000, and $112,000 were made in 2019, 2018, and 2017, respectively. The benefits expected to be paid under the postretirement health benefits plan for the next five years are as follows: $108,000 in 2020; $108,000 in 2021; $107,000 in 2022; $88,000 in 2023; and $85,000 in 2024. The benefit payments expected to be paid in the aggregate for the years 2025 through 2029 are $359,000. The expected benefits are based on the same assumptions used to measure the Company’s benefit obligation at December 31, 2019, and include estimated future employee service.

The Company maintains a nonqualified plan to provide for the elective deferral of all or a portion of director fees by members of the Board of Directors, deferral of all or a portion of the compensation and/or annual incentive compensation payable to eligible employees of the Company, and to provide to certain officers of the Company benefits in excess of those permitted to be paid by the Company’s savings plan, ESOP, and profit-sharing plan under the applicable Internal Revenue Code. The plan obligation was approximately $14.7 million and $12.7 million at December 31, 2019 and 2018, respectively, and is included in accrued expenses and other liabilities on the consolidated balance sheets. (Loss) income under this plan was $2.0 million, $(879,000), and $1.1 million for the years ended December 31, 2019, 2018, and 2017, respectively. The Company invests to fund this future obligation, in various mutual funds designated as trading securities. The securities are marked-to-market through current period earnings as a component of non-interest income. Accrued obligations under this plan are credited or charged with the return on the trading securities portfolio as a component of compensation and benefits expense.

(11)	Equity Incentive Plan

The Company maintains the Northfield Bancorp, Inc. 2008 Equity Incentive Plan (the “2008 EIP”) which allowed the Company to grant common stock or options to purchase common stock at specific prices to directors and employees of the Company through December 31, 2018. The 2008 EIP provided for the issuance or delivery of up to 4,311,796 shares (1,231,941 restricted shares and 3,079,855 stock options) of Northfield Bancorp, Inc. common stock subject to certain plan limitations. As of December 31, 2018, no restricted shares or stock options remained available for issuance under the 2008 EIP. The ability of the Company to make grants under this plan, expired on December 17, 2018. On August 27, 2018, the Company granted to an employee 3,378 restricted shares. These shares vested on February 27, 2019. During 2017, the Company granted to certain directors and employees in aggregate 34,500 restricted shares, and 98,244 stock options to purchase Company stock. The stock options and restricted stock granted in 2017 vest in varying installments over a period ranging from 10 to 34 months, the first vesting beginning on May 27, 2018.

NORTHFIELD BANCORP, INC.  AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

There were no stock options granted in 2019 or 2018. The fair value of stock options granted in 2017 was estimated utilizing the Black-Scholes option pricing model using the following assumptions:

	Year Ended December 31,
	2017
Grant Date	November 1, 2017	September 19, 2017	August 1, 2017
Stock options granted	40,000	12,500	45,744
Risk-free rate of return	2.06%	1.89%	1.86%
Volatility	29.22%	30.06%	29.46%
Dividend yield	2.37%	1.98%	1.91%
Expected life	5.75	5.75	5.75

Prior to May 22, 2019, the Company also maintained the Northfield Bancorp, Inc. 2014 Equity Incentive Plan (the “2014 EIP”) which allowed the Company to grant common stock or options to purchase common stock at specific prices to directors and employees of the Company. The 2014 EIP provided for the issuance or delivery of up to 4,978,249 shares (1,422,357 restricted shares and 3,555,892 stock options) of Northfield Bancorp, Inc. common stock subject to certain plan limitations. As of December 31, 2018, 142,154 restricted shares and 348,373 stock options were available for grant under the 2014 EIP. On August 27, 2018, the Company granted to an employee 11,622 restricted shares. These shares vest in three installments over a two year period beginning six months from the date of grant. All stock options and restricted stock granted prior to 2018 vest in equal installments over a five year period beginning one year from the date of grant. The vesting of options and restricted stock awards may accelerate in accordance with terms of the 2014 EIP. Stock options were granted at an exercise price equal to the fair value of the Company’s common stock on the grant date based on quoted market prices and all have an expiration period of ten years.

On May 22, 2019, the Company's 2019 Equity Incentive Plan (the “2019 EIP”) was approved by stockholders of the Company. Under the 2019 EIP, the maximum number of shares of stock that may be delivered to participants in the form of stock options and stock appreciation rights (“SARs”) is 6,000,000. To the extent an equity award is issued in the form of a restricted stock grant, or restricted stock unit, the number of stock options/SARs that can be granted is reduced by 4.5. The maximum number of shares of stock that may be delivered to participants in the form of restricted stock awards and restricted stock units is 1,333,333 shares. As of December 31, 2019, no shares of stock have been granted under the 2019 EIP. Upon approval of the 2019 EIP, the 2014 EIP was frozen and equity awards that would otherwise have been available for issuance are no longer available for grant. As of December 31, 2018, the 142,154 restricted shares and 348,373 stock options which were available for grant are no longer available.

During the years ended December 31, 2019, 2018, and 2017, the Company recorded $3.2 million, $5.4 million, and $6.2 million of stock-based compensation, respectively.

The following table is a summary of the Company’s non-vested stock options as of December 31, 2019, and changes therein during the year then ended:

	Number of Stock Options	Weighted Average Grant Date Fair Value	Weighted Average Exercise Price	Weighted Average Contractual Life (years)
Outstanding- December 31, 2017	4,620,687	$3.51	$11.82	5.17
Forfeited	(29,378)	3.36	11.51	—
Exercised	(1,339,714)	2.49	7.75	—
Outstanding- December 31, 2018	3,251,595	3.93	13.51	5.62
Forfeited	(15,000)	4.07	14.76	—
Exercised	(1,009,402)	3.75	12.54	—
Outstanding - December 31, 2019	2,227,193	4.01	13.93	4.96
Exercisable - December 31, 2019	2,046,272	$3.99	$13.83	4.91

Expected future stock option expense related to the non-vested options outstanding as of December 31, 2019, is $255,000 over an average period of 0.77 years.

NORTHFIELD BANCORP, INC.  AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

The following is a summary of the status of the Company’s restricted shares as of December 31, 2019, and changes therein during the year then ended:

	Number of Shares Awarded	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2017	585,895	$14.05
Granted	15,000	16.48
Vested	(266,973)	13.86
Forfeited	(4,960)	14.18
Non-vested at December 31, 2018	328,962	14.31
Vested	(249,860)	13.99
Forfeited	(8,000)	14.76
Non-vested at December 31, 2019	71,102	$15.36

Expected future stock award expense related to the non-vested restricted awards as of December 31, 2019, is $474,000 over an average period of 0.79 years.

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

At December 31, 2019 and 2018, the following commitment and contingent liabilities existed that are not reflected in the accompanying consolidated financial statements (in thousands):

	December 31,
	2019	2018
Commitments to extend credit	$125,630	$39,326
Unused lines of credit	143,164	136,586
Standby letters of credit	6,713	5,352

The Company’s maximum exposure to credit losses in the event of nonperformance by the other party to these commitments is represented by the contractual amount. The Company uses the same credit policies in granting commitments and conditional obligations as it does for amounts recorded in the consolidated balance sheets. These commitments and obligations do not necessarily represent future cash flow requirements.  The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary, is based on management’s assessment of risk. Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third-party. The guarantees generally extend for a term of up to one year and are fully collateralized. For each guarantee issued, if the customer defaults on a payment to the third-party, the Company would have to perform under the guarantee. The unamortized fee on standby letters of credit approximates their fair value; such fees were insignificant at both December 31, 2019 and 2018. The Company maintains an allowance for estimated losses on commitments to extend credit in other liabilities.  At December 31, 2019 and 2018, the allowance was $756,000 and $523,000, respectively, and changes to the allowance are recorded as a component of other non-interest expense.

At December 31, 2019, the Company was obligated under non-cancelable operating leases on property used for banking purposes. Most leases contain escalation clauses and renewal options which provide for increased rentals as well as for increases in certain property costs including real estate taxes, common area maintenance, and insurance. For further details on leases see Note 18 - "Leases".

NORTHFIELD BANCORP, INC.  AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

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

Management believes that as of December 31, 2019 and December 31, 2018, the Bank exceeded all capital adequacy requirements to which it was subject at these dates. Further, the most recent OCC notification categorized the Bank as a well-capitalized institution under the prompt corrective action regulations. There have been no conditions or events since that notification that management believes have changed the Bank's classification.

The following is a summary of Northfield Bank’s regulatory capital amounts and ratios compared to the regulatory requirements as of December 31, 2019 and 2018, for classification as a well-capitalized institution and minimum capital (dollars in thousands):

NORTHFIELD BANCORP, INC.  AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

					For Well
			For Capital		Capitalized
			Adequacy		Under Prompt Corrective
	Actual		Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2019:
Common Equity Tier 1 Capital (to risk-weighted assets)	$598,462	14.99%	$179,626	4.50%	$259,459	6.50%
Tier 1 Leverage	598,462	12.28	194,954	4.00	243,692	5.00
Tier I capital (to risk-weighted assets)	598,462	14.99	239,501	6.00	319,334	8.00
Total capital (to risk-weighted assets)	627,955	15.73	319,334	8.00	399,168	10.00

As of December 31, 2018:
Common Equity Tier 1 Capital (to risk-weighted assets)	$592,815	16.00%	$166,742	4.50%	$240,850	6.50%
Tier 1 Leverage	592,815	13.81	171,663	4.00	214,579	5.00
Tier I capital (to risk-weighted assets)	592,815	16.00	222,323	6.00	296,430	8.00
Total capital (to risk-weighted assets)	620,863	16.76	296,430	8.00	370,538	10.00

The following is a summary of the Company's regulatory capital amounts and ratios compared to the regulatory requirements as of December 31, 2019 and 2018, for classification as well-capitalized and minimum capital (dollars in thousands).

					For Well
			For Capital		Capitalized
			Adequacy		Under Prompt Corrective
	Actual		Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2019:
Common Equity Tier 1 Capital (to risk-weighted assets)	$651,974	16.35%	$179,439	4.50%	$259,189	6.50%
Tier 1 Leverage	651,974	13.37	195,018	4.00	243,772	5.00
Tier I capital (to risk-weighted assets)	651,974	16.35	239,251	6.00	319,002	8.00
Total capital (to risk-weighted assets)	681,467	17.09	319,002	8.00	398,752	10.00
As of December 31, 2018:
Common Equity Tier 1 Capital (to risk-weighted assets)	$636,141	17.17%	$166,717	4.50%	$240,814	6.50%
Tier 1 Leverage	636,141	14.82	171,724	4.00	214,656	5.00
Tier I capital (to risk-weighted assets)	636,141	17.17	222,290	6.00	296,386	8.00
Total capital (to risk-weighted assets)	664,190	17.93	296,386	8.00	370,483	10.00

(14)	Fair Value Measurement

The following table presents the assets reported on the consolidated balance sheets at their estimated fair value as of December 31, 2019 and 2018, by level within the Fair Value Measurements and Disclosures Topic of the FASB Accounting Standards Codification.  Financial assets and liabilities are classified in their entirety based on the level of input that is significant to the fair value measurement.  The fair value hierarchy is as follows:

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

The following tables summarize financial assets and financial liabilities measured at fair value as of December 31, 2019 and 2018, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands):

	Fair Value Measurements at December 31, 2019 Using:
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Measured on a recurring basis:
Assets:
Investment securities:
Debt securities available-for-sale:
Mortgage-backed securities:
Pass-through certificates:
GSE	$329,407	$—	$329,407	$—
REMICs:
GSE	643,667	—	643,667	—
Non-GSE	53	—	53	—
	973,127	—	973,127	—
Other debt securities:
Municipal bonds	299	—	299
Corporate bonds	164,926	—	164,926	—
	165,225	—	165,225	—
Total debt securities available-for-sale	1,138,352	—	1,138,352	—
Trading securities	11,222	11,222	—	—
Equity securities	250	250	—	—
Total	1,149,824	11,472	1,138,352	—

Measured on a non-recurring basis:
Assets:
Impaired loans:
Real estate loans:
Commercial real estate	$4,871	$—	$—	$4,871
Multifamily	26	—	—	26
Home equity and lines of credit	30	—	—	30
Total impaired real estate loans	4,927	—	—	4,927
Commercial and industrial loans	15	—	—	15
Total	$4,942	$—	$—	$4,942

NORTHFIELD BANCORP, INC.  AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

	Fair Value Measurements at December 31, 2018 Using:
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Measured on a recurring basis:
Assets:
Investment securities:
Available-for-sale:
Debt securities available-for-sale:
Mortgage-backed securities:
Pass-through certificates:
GSE	$314,788	$—	$314,788	$—
REMICs:
GSE	250,163	—	250,163	—
Non-GSE	58	—	58	—
	565,009	—	565,009	—
Other debt securities:
Municipal Bonds	273	—	273	—
Corporate bonds	242,749	—	242,749	—
	243,022	—	243,022	—
Total debt securities available-for sale	808,031	—	808,031	—
Trading securities	8,968	8,968	—	—
Equity securities - mutual funds	237	237	—	—
Total	$817,236	$9,205	$808,031	$—
Measured on a non-recurring basis:
Assets:
Impaired loans:
Real estate loans:
Commercial real estate	$4,847	$—	$—	$4,847
One-to-four family residential mortgage	765	—	—	765
Multifamily	39	—	—	39
Home equity and lines of credit	28	—	—	28
Total impaired real estate loans	5,679	—	—	5,679
Commercial and industrial loans	18	—	—	18
Total	$5,697	$—	$—	$5,697

The following table presents qualitative information for Level 3 assets measured at fair value on a non-recurring basis at December 31, 2019:

	Fair Value	Valuation Methodology	Unobservable Inputs	Range of Inputs
	(in thousands)
Impaired loans	$4,942	Appraisals	Discount for costs to sell	7.0%
			Discount for quick sale	10.0%
		Discounted cash flows	Interest rates	4.13% - 6.25%

NORTHFIELD BANCORP, INC.  AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

The following table presents qualitative information for Level 3 assets measured at fair value on a non-recurring basis at December 31, 2018:

	Fair Value	Valuation Methodology	Unobservable Inputs	Range of Inputs
	(in thousands)
Impaired loans	$5,697	Appraisals	Discount for costs to sell	7.0%
			Discount for quick sale	10.0%
		Discounted cash flows	Interest rates	4.13% - 6.25%

Debt Securities Available-for-Sale: The estimated fair values for mortgage-backed securities, corporate and other debt securities are obtained from a nationally recognized third-party pricing service. The estimated fair values are derived primarily from cash flow models, which include assumptions for interest rates, credit losses, and prepayment speeds. Broker/dealer quotes are utilized as well when such quotes are available and deemed representative of the market. The significant inputs utilized in the cash flow models are based on market data obtained from sources independent of the Company (observable inputs,) and are therefore classified as Level 2 within the fair value hierarchy. There were no transfers of securities between Level 1 and Level 2 during the years ended December 31, 2019 and 2018.

Trading Securities: Fair values are derived from quoted market prices in active markets.  The assets consist of publicly traded mutual funds.

Equity Securities: Fair values of equity securities consisting of publicly traded mutual funds are derived from quoted market prices in active markets.

Impaired Loans: At December 31, 2019, and December 31, 2018, the Company had impaired loans held-for-investment with outstanding principal balances of $7.0 million and $10.2 million that were recorded at their estimated fair value of $4.9 million and $5.7 million, respectively. The Company recorded a net increase in the specific reserve for impaired loans of $116,000 for the year ended December 31, 2019, as compared to a net decrease in the specific reserve for impaired loans of$56,000 for the year ended December 31, 2018. The Company recorded net recoveries of $1.2 million for the year ended December 31, 2019, as compared to net charge-offs of $1.3 million for the year ended December 31, 2018, utilizing Level 3 inputs. For purposes of estimating fair value of impaired loans, management utilizes independent appraisals, if the loan is collateral dependent, adjusted downward by management, as necessary, for changes in relevant valuation factors subsequent to the appraisal date, or the present value of expected future cash flows for non-collateral dependent loans and troubled debt restructurings.

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
Notes to Consolidated Financial Statements (Continued)

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

Held-for-sale loans are carried at the lower of aggregate cost or estimated fair value, less estimated costs to sell, and therefore fair value is equal to carrying value.

(g)	Deposits

The fair value of deposits with no stated maturity, such as interest and non-interest-bearing demand deposits, savings, NOW and money market accounts, is equal to the amount payable on demand. The fair value of certificates of deposit is based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered for deposits of similar remaining maturities.

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

NORTHFIELD BANCORP, INC.  AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

(j)	Advance Payments by Borrowers for Taxes and Insurance

Advance payments by borrowers for taxes and insurance have no stated maturity; the fair value is equal to the amount currently payable.

The estimated fair values of the Company’s significant financial instruments at December 31, 2019 and 2018, are presented in the following table (in thousands):

	December 31, 2019
		Estimated Fair Value
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$147,818	$147,818	$—	$—	$147,818
Trading securities	11,222	11,222	—	—	11,222
Debt securities available-for-sale	1,138,352	—	1,138,352	—	1,138,352
Debt securities held-to-maturity	8,762	—	8,886	—	8,886
Equity securities(1)	250	250	—	—	250
FHLB of New York stock, at cost	39,575	—	39,575	—	39,575
Net loans held-for-investment	3,408,378	—	—	3,482,804	3,482,804
Financial liabilities:
Deposits	$3,408,233	$—	$3,412,414	$—	$3,412,414
Repurchase agreements, FHLB advances and other borrowings	857,004	—	862,980	—	862,980
Advance payments by borrowers	44,069	—	44,069	—	44,069

	December 31, 2018
		Estimated Fair Value
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$77,762	$77,762	$—	$—	$77,762
Trading securities	8,968	8,968	—	—	8,968
Debt securities available-for-sale	808,031	—	808,031	—	808,031
Debt securities held-to-maturity	9,505	—	9,249	—	9,249
Equity securities(1)	237	237	—	—	237
FHLB of New York stock, at cost	22,517	—	22,517	—	22,517
Net loans held-for-investment	3,217,673	—	—	3,236,136	3,236,136
Financial liabilities:
Deposits	$3,286,512	$—	$3,291,085	$—	$3,291,085
Repurchase agreements, FHLB advances and other borrowings	408,891	—	403,476	—	403,476
Advance payments by borrowers	18,007	—	18,007	—	18,007

(1) Excludes $3.1 million and $1.0 million of investments measured at net asset value at December 31, 2019 and 2018, respectively, which have not been classified in the fair value hierarchy.

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

NORTHFIELD BANCORP, INC.  AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

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

The following is a summary of the Company’s earnings per share calculations and reconciliation of basic to diluted earnings per share for the periods indicated (dollars in thousands, except share and per share data):

	December 31,
	2019	2018	2017
Net income available to common stockholders	$40,235	$40,079	$24,768

Weighted average shares outstanding-basic	46,783,442	46,319,760	45,325,445
Effect of non-vested restricted stock and stock options outstanding	380,362	787,673	1,550,285
Weighted average shares outstanding-diluted	47,163,804	47,107,433	46,875,730
Earnings per share-basic	$0.86	$0.87	$0.55
Earnings per share-diluted	$0.85	$0.85	$0.53
Anti-dilutive shares	546,120	765,792	334,927

(16)	Stock Repurchase Program

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

(17)        Revenue from Contracts with Customers

The Company records revenue from contracts with customers in accordance with ASU 2014-09 (Topic 606), Revenue from Contracts with Customers. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. Topic 606 does not apply to revenue associated with financial instruments, including revenue from loans and securities, which comprise the majority of the Company’s revenue.

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

NORTHFIELD BANCORP, INC.  AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

The following table summarizes non-interest income for the years indicated (dollars in thousands):

	December 31,
	2019	2018	2017
Fees and service charges for customer services:
Service charges	$3,309	$3,356	$3,320
ATM and card interchange fees	1,310	1,216	1,150
Investment fees	262	305	232
Total fees and service charges for customer services	4,881	4,877	4,702
Income on bank owned life insurance(1)	7,023	3,705	5,386
Gains (losses) on available-for-sale debt securities, net (1)	1,988	(879)	1,114
Gains on trading securities, net (1)	514	178	169
Other(1)	402	246	271
Total non-interest income	$14,808	$8,127	$11,642

(1) Not within the scope of Topic 606

(18)        Leases

Effective January 1, 2019, the Company adopted ASU 2016-02, Leases (“Topic 842”) and all subsequent ASU's that modified Topic 842. The Company’s leases primarily relate to real estate property for branches and office space with terms extending from nine months up to 35.5 years. At December 31, 2019, all of the Company's leases are classified as operating leases.

The Company determines if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use assets and operating lease liabilities in the consolidated balance sheets. Right-of-use assets represent the right to use an underlying asset for the lease term and lease liabilities represent the obligation to make lease payments arising from the lease. Operating lease right-of-use assets and liabilities are recorded at the present value of lease payments over the lease term. As the Company's leases do not provide an implicit rate, the Company uses its incremental borrowing rate in determining the present value of lease payments. Certain leases include options to renew, with one or more renewal terms ranging from five to 10 years. As these extension options are not generally considered reasonably certain of renewal, they are not included in the lease term.

At December 31, 2019, the Company’s operating lease right-of-use assets and related lease liabilities included in the consolidated balance sheet were $39.5 million and $44.1 million, respectively. Operating lease expense is recognized on a straight-line basis over the lease term, while variable lease payments are recognized as incurred. Variable lease payments include common area maintenance charges, real estate taxes, repairs and maintenance costs and utilities. Operating and variable lease expenses are recorded in occupancy expense in the consolidated statements of income.
Supplemental lease information at or for the year ended December 31, 2019 is as follows (dollars in thousands):

Operating lease cost	$6,698
Variable lease cost	2,813
Net lease cost	$9,511
Cash paid for amounts included in measurement of operating lease liabilities	$5,901
Right-of-use assets obtained in exchange for new operating lease liabilities	$1,013
Weighted average remaining lease term (in years) at December 31, 2019	12.77
Weighted average discount rate at December 31, 2019	3.62%

NORTHFIELD BANCORP, INC.  AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

The following table summarizes lease payment obligations for each of the next five years and thereafter in addition to a reconcilement to the Company's current lease liability (dollars in thousands):

Year	Amount
2020	$6,160
2021	5,730
2022	5,068
2023	4,975
2024	4,629
Thereafter	30,668
Total lease payments	$57,230
Less: imputed interest	(13,161)
Present value of lease liabilities	$44,069

 Net rental expense included in occupancy expense was approximately $6.8 million, $5.7 million, and $5.3 million for the years ended December 31, 2019, 2018, and 2017, respectively. Included in rental expense for the year ended December 31, 2019, is approximately $579,000 of accelerated rental expense related to the consolidation of three branches on December 31, 2019.

As of December 31, 2019, the Company had not entered into any leases that have not yet commenced.

(19)        Derivatives

The Company’s derivative financial instruments are used to provide to certain qualified commercial borrowers in loan related transactions and, therefore, are not used to manage interest rate risk. The Company executes interest rate swaps with qualified commercial banking customers to facilitate their respective risk management strategies. Those interest rate swaps are simultaneously hedged by offsetting interest rate swaps that the Company executes with a third-party, such that the Company minimizes its net risk exposure resulting from such transactions. The interest rate swap agreement which the Company executes with the commercial borrower is collateralized by the borrower’s commercial real estate financed by the Company. The collateral exceeds the maximum potential amount of future payments under the credit derivative. As these interest rate swaps do not meet the hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings. During the fourth quarter of 2019, the Company entered into its first derivative transaction. At December 31, 2019, the Company had one interest rate swap with a notional amount of $12.0 million, and the fair value of the asset and liability derivative was $79,000. For the year ended December 31, 2019, the Company recorded fee income of approximately $147,000. At December 31, 2018, the Company did not have any derivative assets or liabilities and had not entered into any derivative transactions prior to then.

NORTHFIELD BANCORP, INC.  AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

(20)	Parent-only Financial Information

The following condensed parent company only financial information reflects Northfield Bancorp, Inc.’s investment in its wholly-owned consolidated subsidiary, Northfield Bank, using the equity method of accounting.

Northfield Bancorp, Inc.
Condensed Balance Sheets

	December 31,
	2019	2018
	(in thousands)
Assets
Cash in Northfield Bank	$32,828	$21,884
Interest-earning deposits in other financial institutions	280	21
Investment in Northfield Bank	642,341	623,113
ESOP loan receivable	21,897	22,962
Other assets	132	120
Total assets	$697,478	$668,100
Liabilities and Stockholders' Equity
Total liabilities	$1,625	$1,661
Total stockholders' equity	695,853	666,439
Total liabilities and stockholders' equity	$697,478	$668,100

Northfield Bancorp, Inc.
 Condensed Statements of Comprehensive Income

	Years Ended December 31,
	2019	2018	2017
	(in thousands)
Interest on ESOP loan	$1,263	$1,081	$939
Interest income on deposits in other financial institutions	229	38	31
Gains (losses) gains on securities, net	10	(6)	5
Undistributed earnings of Northfield Bank	40,012	40,092	24,887
Total income	41,514	41,205	25,862
Other expenses	863	890	872
Income tax expense	416	236	222
Total expense	1,279	1,126	1,094
Net income	$40,235	$40,079	$24,768
Comprehensive income:
Net income	$40,235	$40,079	$24,768
Other comprehensive income (loss), net of tax	13,846	(3,696)	(227)
Comprehensive income	$54,081	$36,383	$24,541

NORTHFIELD BANCORP, INC.  AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Northfield Bancorp, Inc.
 Condensed Statements of Cash Flows

	Years Ended December 31,
	2019	2018	2017
	(in thousands)
Cash flows from operating activities
Net income	$40,235	$40,079	$24,768
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
(Increase) decrease in other assets	(1,073)	3	(2,008)
(Gains) losses on securities, net	(10)	6	(5)
(Decrease) increase in other liabilities	(36)	846	(980)
Undistributed earnings of Northfield Bank	(40,012)	(40,092)	(24,887)
Net cash (used in) provided by operating activities	(896)	842	(3,112)
Cash flows from investing activities
Dividends from Northfield Bank	41,277	16,493	28,763
Net cash provided by investing activities	41,277	16,493	28,763
Cash flows from financing activities
Principal payments on ESOP loan receivable	1,065	1,059	1,022
Purchase of treasury stock	(15,815)	(5)	—
Dividends paid	(20,198)	(18,673)	(15,646)
Exercise of stock options	5,770	2,088	100
Net cash used in financing activities	(29,178)	(15,531)	(14,524)
Net increase in cash and cash equivalents	11,203	1,804	11,127
Cash and cash equivalents at beginning of year	21,905	20,101	8,974
Cash and cash equivalents at end of year	$33,108	$21,905	$20,101

NORTHFIELD BANCORP, INC.  AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

(21)        Selected Quarterly Financial Data (Unaudited)

The following tables are a summary of certain quarterly financial data for the years ended December 31, 2019 and 2018:

	2019 Quarter Ended
	March 31	June 30	September 30	December 31
	(Dollars in thousands, except per share data)
Selected Operating Data:
Interest income	$39,466	$40,193	$42,847	$42,637
Interest expense	12,136	13,034	14,027	14,161
Net interest income	27,330	27,159	28,820	28,476
Provision (recoveries) for loan losses	59	491	(1,300)	772
Net interest income after provision for loan losses	27,271	26,668	30,120	27,704
Other income	3,314	2,566	4,733	4,195
Other expenses	19,204	18,750	16,869	18,726
Income before income tax expense	11,381	10,484	17,984	13,173
Income tax expense	2,610	2,280	4,845	3,052
Net income	$8,771	$8,204	$13,139	$10,121
Net income per basic common share	$0.19	$0.18	$0.28	$0.22
Net income per diluted common share	$0.19	$0.17	$0.28	$0.21
	2018 Quarter Ended
	March 31	June 30	September 30	December 31
	(Dollars in thousands, except per share data)
Selected Operating Data:
Interest income	$34,682	$35,935	$37,727	$38,948
Interest expense	7,138	8,165	9,803	10,944
Net interest income	27,544	27,770	27,924	28,004
Provision for loan losses	34	670	1,304	607
Net interest income after provision for loan losses	27,510	27,100	26,620	27,397
Other income	2,405	2,445	2,637	640
Other expenses	17,126	17,040	17,100	15,777
Income before income tax expense	12,789	12,505	12,157	12,260
Income tax expense	2,344	1,893	3,081	2,314
Net income	$10,445	$10,612	$9,076	$9,946
Net income per basic common share	$0.23	$0.23	$0.19	$0.21
Net income per diluted common share	$0.22	$0.23	$0.19	$0.21

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Steven M. Klein, our President and Chief Executive Officer, and William R. Jacobs, our Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) or (the Exchange Act) as of December 31, 2019.  Based upon their evaluation, they each found that our disclosure controls and procedures were effective as of that date.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019.  In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013).  Based on our assessment we conclude that, as of December 31, 2019, the Company’s internal control over financial reporting was effective based on those criteria.

The Company’s independent registered public accounting firm that audited the consolidated financial statements has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019, and it is included in Item 8, under Part II of this Annual Report on Form 10-K.  This report appears on page 70 of this document.

 Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fourth quarter of 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The sections of the Company’s definitive proxy statement for the Company’s 2020 Annual Meeting of the Stockholders (the “2020 Proxy Statement”) entitled “Proposal I-Election of Directors,” “Corporate Governance and Board Matters-Director and Director Nominee Evaluation Process,” “Executive Officers who are not Directors” “Other Information-Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance and Board Matters - Codes of Conduct and Ethics,” “Stockholder Communications,” and “Board of Directors, Leadership Structure, Role in Risk Oversight, Meetings and Standing Committees-Audit Committee” are incorporated herein by reference.

A copy of the Code of Conduct and Ethics for Employees, Officers, and Directors and the Code of Conduct and Ethics for Senior Financial Officers is available to shareholders under the investor relations tab on the Company's website at www.eNorthfield.com.

ITEM 11.	EXECUTIVE COMPENSATION

The sections of the Company’s 2020 Proxy Statement entitled “Corporate Governance and Board Matters-Director Compensation” and “Executive Compensation” are incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The section of the Company’s 2020 Proxy Statement entitled “Voting Securities and Principal Holders Thereof” is incorporated herein by reference.

Set forth below is information as of December 31, 2019, with respect to compensation plans (other than our employee stock ownership plan) under which equity securities of the Company are authorized for issuance:

	Equity Compensation Plan Information
	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights(1)	Number of Securities Remaining Available for Future Issuance Under Stock-Based Compensation Plans (Excluding Securities Reflected in First Column)(2)
Equity compensation plans approved by security holders	2,227,193	$13.93	6,000,000
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	2,227,193	$13.93	6,000,000
(1) Represents the weighted average exercise price of outstanding options at December 31, 2019.
(2) On May 22, 2019, the Company's 2019 Equity Incentive Plan (the “2019 EIP”) was approved by stockholders of the Company. Under the 2019 EIP, the maximum number of shares of stock that may be delivered to participants in the form of stock options and stock appreciation rights (“SAR”) is 6,000,000. To the extent an equity award is issued in the form of a restricted stock grant, or restricted stock unit, the number of stock options/SARs that can be granted is reduced by 4.5. The maximum number of shares of stock that may be delivered to participants in the form of restricted stock awards and restricted stock units is 1,333,333 shares. No shares of stock have been granted under the 2019 EIP. Upon approval of the 2019 EIP, the Northfield Bancorp, Inc. 2014 Equity Incentive Plan was frozen and equity awards that would otherwise have been available for issuance are no longer available for grant.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The sections of the Company’s 2020 Proxy Statement entitled “Corporate Governance and Board Matters-Transactions with Certain Related Persons” and “Board of Directors, Leadership Structure, Role in Oversight, Meetings and Standing Committees - Board of Directors” are incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The sections of the Company’s 2020 Proxy Statement entitled “Audit-Related Matters-Policy for Approval of Audit and Permitted Non-audit Services” and “Auditor Fees and Services” are incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)  Financial Statements

The following documents are filed as part of this Annual Report on Form 10-K.

(A) Reports of Independent Registered Public Accounting Firm
(B) Consolidated Balance Sheets - at December 31, 2019, and 2018
(C) Consolidated Statements of Comprehensive Income - Years ended December 31, 2019, 2018, and 2017
(D) Consolidated Statements of Changes in Stockholders’ Equity - Years ended December 31, 2019, 2018, and 2017
(E) Consolidated Statements of Cash Flows - Years ended December 31, 2019, 2018, and 2017
(F) Notes to Consolidated Financial Statements.

(a)(2)	Exhibits

3.1	Certificate of Incorporation of Northfield Bancorp, Inc. (4)
3.2	Bylaws of Northfield Bancorp, Inc. (4)
4.1	Form of Common Stock Certificate of Northfield Bancorp, Inc.(4)
4.2	Description of Registrant's Securities *
10.1	Short Term Disability and Long Term Disability for Senior Management (1) †
10.2	Northfield Bank Non-Qualified Deferred Compensation Plan (3) †
10.3	Northfield Bank Non-Qualified Supplemental Employee Stock Ownership Plan (3) †
10.4	Amendment to Northfield Bank Non-Qualified Deferred Compensation Plan (5) †
10.5	Amendment to Northfield Bank Non-Qualified Supplemental Employee Stock Ownership Plan (5) †
10.6	Group Term Replacement Plan (6) †
10.7	Northfield Bancorp, Inc. 2014 Equity Incentive Plan (7) †
10.8	Form of Employee Stock Option Award Agreement under the 2014 Equity Incentive Plan with the Exception of John W. Alexander and Steven M. Klein (8) †
10.9	Form of Employee Restricted Stock Award Agreement under the 2014 Equity Incentive Plan with John W. Alexander and Steven M. Klein (8) †
10.10	Form of Director Restricted Stock Award Agreement under the 2014 Equity Incentive Plan (8) †
10.11	Form of amendment to restricted stock award and stock option agreements to participants of the 2014 Equity Incentive Plan (2) †
10.12	Form of Employee Stock Option Award Agreement under the 2014 Equity Incentive Plan with the Exception of John W. Alexander and Steven M. Klein (9) †
10.13	Form of Employee Stock Option Award Agreement under the 2014 Equity Incentive Plan with John W. Alexander and Steven M. Klein (9) †
10.14	Form of Director Non-Statutory Stock Option Award Agreement under the 2014 Equity Incentive Plan (10) †
10.15	Form of Employee Restricted Stock Award Agreement under the 2014 Equity Incentive Plan with the exception of John W. Alexander and Steven M. Klein (9) †
10.16	Form of Employee Restricted Stock Award Agreement under the 2014 Equity Incentive Plan with John W. Alexander and Steven M. Klein (9) †
10.17	Form of Director Restricted Stock Award Agreement under the 2014 Equity Incentive Plan (9) †
10.18	Form of Amended and Restated Employment Agreement effective November 1, 2017, with Steven M. Klein (10) †
10.19	Form of Amended and Restated Employment Agreement effective January 1, 2018, with William R. Jacobs and Michael J. Widmer (11) †
10.20	Northfield Bancorp, Inc. Management Cash Incentive Governing Plan, Amended January 30, 2019 (12) †
10.21	Northfield Bancorp, Inc. 2019 Management Cash Incentive Plan, Amended January 30, 2019 (12) †
10.22	Northfield Bancorp, Inc. 2019 Equity Incentive Plan (13) †
10.23	Northfield Bancorp, Inc. 2020 Management Cash Incentive Plan (14) †
10.24	Form of Director Time-Based Restricted Stock Award Agreement under the 2019 Equity Incentive Plan (15) †
10.25	Form of CEO Time-Based Restricted Stock Award Agreement under the 2019 Equity Incentive Plan (15) †
10.26	Form of Executive Vice President Time-Based Restricted Stock Award Agreement under the 2019 Equity Incentive Plan (15) †
10.27	Form of Employee (Below Executive Vice President) Time-Based Restricted Stock Award Agreement under the 2019 Equity Incentive Plan (15) †

10.28	Form of CEO Restricted Stock Unit Agreement (Performance-Based Vesting) under the 2019 Equity Incentive Plan (15) †
10.29	Form of Executive Vice President Restricted Stock Unit Agreement (Performance-Based Vesting) under the 2019 Equity Incentive Plan (15) †
10.30	Form of Director Stock Option Agreement (Time-Based Vesting) under the 2019 Equity Incentive Plan (15) †
10.31	Form of Incentive Employee Stock Option Agreement (Time-Based Vesting) under the 2019 Equity Incentive Plan (15) †
10.32	Form of Amendment to Employment Agreements effective January 1, 2020, with Steven M. Klein, William R. Jacobs, Tara L. French, Michael J. Widmer, David V. Fasanella, and Robin Lefkowitz †*
21	Subsidiaries of Registrant (1)
23	Consent of KPMG LLP *
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101
The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Statements of Changes in Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).

†     Management contract or compensation plan or arrangement.
*     Filed herewith.

(1)	Incorporated by reference to the Registration Statement on Form S-1 of Northfield Bancorp, Inc. (File No. 333-143643), originally filed with the Securities and Exchange Commission on June 11, 2007.

(2)
Incorporated by reference to Northfield Bancorp Inc.’s Current Report on Form 8-K, dated  December 17, 2014, filed with the Securities and Exchange Commission on December 23, 2014 (File Number 001-35791).

(3)	Incorporated by reference to Northfield Bancorp Inc.’s Annual Report on Form 10-K, dated December 31, 2007, filed with the Securities and Exchange Commission on March 31, 2008 (File Number 001-33732).

(4)	Incorporated by reference to the Registration Statement on Form S-1 of Northfield Bancorp, Inc. (File No. 333-181995), originally filed with the Securities and Exchange Commission on June 8, 2012.

(5)	Incorporated by reference to Northfield Bancorp Inc.’s Annual Report on Form 10-K, dated December 31, 2008, filed with the Securities and Exchange Commission on March 16, 2009 (File Number 001-33732).

(6)	Incorporated by reference to Northfield Bancorp Inc.’s Current Report on Form 8-K, dated April 28, 2010, filed with the Securities and Exchange Commission on April 29, 2010 (File Number 001-33732).

(7) Incorporated by reference to Appendix A of Northfield Bancorp Inc.’s Definitive Proxy Statement for the 2014 Annual Meeting of Stockholders (File No. 001-35791) as filed with the Securities and Exchange Commission on April 25, 2014.

(8)	Incorporated by reference to Northfield Bancorp Inc.’s Quarterly Report on Form 10-Q, dated June 30, 2014, filed with the Securities and Exchange Commission on August 11, 2014 (File Number 001-35791).

(9)	Incorporated by reference to Northfield Bancorp Inc.’s Quarterly Report on Form 10-Q, dated June 30, 2015, filed with the Securities and Exchange Commission on August 10, 2015 (File Number 001-35791).

(10)
Incorporated by reference to Northfield Bancorp Inc.’s Quarterly Report on Form 8-K, dated October 25, 2017, filed with the Securities and Exchange Commission on October 30, 2017 (File Number 001-35791).

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

(13)
Incorporated by reference to Appendix A of Northfield Bancorp Inc.’s Definitive Proxy Statement for the 2019 Annual Meeting of Stockholders, filed with the Securities and Exchange Commission on April 9, 2019 (File Number 001-35791).

(14)	Incorporated by reference to Northfield Bancorp Inc.’s Current Report on Form 8-K dated January 29, 2020, filed with the Securities and Exchange Commission on February 3, 2020 (File Number 001-35791).

(15)
Incorporated by reference to Northfield Bancorp Inc.’s Current Report on Form 8-K, dated February 17, 2020, filed with the Securities and Exchange Commission on February 21, 2020 (File Number 001-35791).

ITEM 16.	FORM 10-K SUMMARY

Not Applicable

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTHFIELD BANCORP, INC.

Date:	March 2, 2020	By:	/s/ Steven M. Klein
Steven M. Klein
President and Chief Executive Officer
(Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Steven M. Klein	President and Chief Executive Officer (Principal Executive Officer)	March 2, 2020
Steven M. Klein

/s/ William R. Jacobs	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 2, 2020
William R. Jacobs

/s/ John W. Alexander	Director	March 2, 2020
John W. Alexander

/s/ Annette Catino	Director	March 2, 2020
Annette Catino

/s/ Gil Chapman	Director	March 2, 2020
Gil Chapman

/s/ John P. Connors, Jr	Director	March 2, 2020
John P. Connors, Jr.

/s/ Timothy C. Harrison	Director	March 2, 2020
Timothy C. Harrison

/s/ Karen J. Kessler	Director	March 2, 2020
Karen J. Kessler

/s/ Patrick L. Ryan	Director	March 2, 2020
Patrick L. Ryan

/s/ Frank P. Patafio	Director	March 2, 2020
Frank P. Patafio

/s/ Patrick E. Scura, Jr.	Director	March 2, 2020
Patrick E. Scura, Jr.

/s/ Paul V. Stahlin	Director	March 2, 2020
Paul V. Stahlin