Form 10-K/A
period 2019-12-31
Northfield Bancorp, Inc.
filed 2020-03-16
CIK 1493225

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
Amendment No.1

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
As of March 13, 2020, there were outstanding 49,188,347 shares of the registrant’s common stock.

DOCUMENTS INCORPORATED BY REFERENCE
None

Explanatory Note
Northfield Bancorp, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A to its Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the Securities and Exchange Commission on March 2, 2020. The Company would normally only include the information that is required to be filed pursuant to Part III of Form 10-K in the proxy statement for the Annual Meeting of Stockholders. However, the Company is filing an amendment at this time such that the information can be incorporated by reference into the Company’s Registration Statement on Form S-4 that is being filed with respect to the Company’s proposed acquisition of VSB Bancorp, Inc. Other than the inclusion of information for Part III of the Form 10-K, the Form 10-K remains unchanged.

NORTHFIELD BANCORP, INC.

FORM 10-K/A

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Board of Directors

There are currently 11 members of the Board of Directors:

John W. Alexander	Timothy C. Harrison	Frank P. Patafio
Annette Catino	Karen J. Kessler	Patrick L. Ryan
Gil Chapman	Steven M. Klein	Patrick E. Scura, Jr.
John P. Connors, Jr.		Paul V. Stahlin
The following details include for each of our directors: their name; age as of December 31, 2019; year in which they first became a director of the Company; year that their term expires; and their business experience for at least the past five years. None of the directors listed below currently serves as a director, or served as a director during the past five years, of a publicly-held entity (other than the Company), with the exception of Mr. Klein who serves on the board of directors of Middlesex Water Company, which is traded on the NASDAQ Stock Market, under the symbol “MSEX.” The following also includes the particular experience, qualifications, attributes, or skills considered by the Nominating and Corporate Governance Committee that led the Board to conclude that such person should serve as a director of the Company. Except as indicated herein, there are no arrangements or understandings between the directors and any other person pursuant to which such directors were selected.
John W. Alexander

Business Experience:
Mr. Alexander joined Northfield Bank in 1997, and has served as its Chairman of the Board since 1998, and Chairman of the Board of Northfield Bancorp, Inc. since 2002. Mr. Alexander previously served as Chief Executive Officer of Northfield Bank and Northfield Bancorp, Inc. from 1998 until his retirement in October 2017, and as President from 2006 through 2013.
Reasons why this person should serve as a director:
In addition to his banking industry knowledge, Mr. Alexander has strong analytical and leadership skills and over the years has been involved with state and national professional organizations including having served as a director of the New York Bankers Association and the New Jersey Bankers Association. He is a former partner with two national accounting and auditing firms, and specialized in bank taxation and asset securitization. Previously, Mr. Alexander served as a director of the American Bankers Mutual Insurance Company. Mr. Alexander is a director of the Northfield Bank Foundation and a past director of the Northwell Health System and Staten Island University Hospital, the Staten Island Economic Development Corporation, and Snug Harbor Cultural Center and Botanical Garden.

Age: 70
Director since: 1997
Term expires in 2020

Annette Catino

Business Experience:
Ms. Catino is a nationally recognized healthcare executive and entrepreneur. She launched QualCare Alliance networks in 1991 and served as President and Chief Executive Officer through the sale and transition to Cigna (NYSE: CI), a global health service company, concluding her service in April 2017. Ms. Catino speaks throughout the country on topics of leadership, the future of healthcare policy, women in the workplace, and entrepreneurship. Ms. Catino currently provides strategic advisory services to the health care industry as an independent consultant.
Reasons why this person should serve as a director:
Ms. Catino has over 40 years of business experience in leadership in the healthcare and insurance industry and has worked extensively with large employers, municipal and state governmental entities. Ms. Catino has the requisite qualifications to be designated as an audit committee financial expert under the SEC’s rules and regulations. Ms. Catino is involved in community organizations including being recently appointed as an Independent Director to the Board of Healthier New Jersey Insurance Company, a New Jersey domestic stock insurer owned 50% by Horizon Healthcare Services Inc. d/b/a Horizon Blue Cross Blue Shield of New Jersey and 50 % by Hackensack Meridian Health Inc. She also serves as a member of the company’s Audit Committee. She served on New Jersey Governor Christie’s transition committee on healthcare and in December, 2014, was appointed by Governor Christie to serve on University Hospital’s Board of Directors and chaired the Audit Committee, until her resignation in September 2018. University Hospital is an authority of the State of New Jersey and complies with Governmental Accounting Standards Board guidance and standards. Ms. Catino was named Ernst & Young’s Entrepreneur of the Year in New Jersey and was also recognized as a National Finalist in the 2013 Ernst & Young Strategic Growth Forum. In 2014 she was named by NJBIZ as one of the 100 Most Powerful People in New Jersey, as well as one of the 50 Most Powerful People in New Jersey Health Care. In addition, she was named by New Jersey Monthly as one of the top 25 Leading Women Entrepreneurs in New Jersey. She also serves on several boards: as Chairman of the Board of Pure Inventions, LLC, a privately held company that manufactures and distributes liquid, dietary supplements in the spa, wellness, and natural food markets; K-16 Solutions, an educational technology start-up company; and Claros Analytics, a software company serving the actuary and health benefits consulting industry.

Age: 63
Director since: 2003
Term expires in 2020
Gil Chapman

Business Experience:
Mr. Chapman has over 25 years of business experience, most recently owning and operating an automobile dealership in Staten Island, New York.
Reasons why this person should serve as a director:
Mr. Chapman has strong marketing, sales, and customer service assessment skills. Mr. Chapman has significant experience in employee development, training, and business management. Mr. Chapman also has extensive experience in actively supervising financial personnel while operating his automobile business and has the requisite qualifications to be designated as an audit committee financial expert under the SEC’s rules and regulations. Mr. Chapman is a National Association of Corporate Directors (NACD) Board Leadership Fellow, which is the highest designation of credentials attainable from the NACD. Mr. Chapman is also a board member of the Westfield Foundation of Westfield, New Jersey.

Age: 66
Director since: 2005
Term expires in 2022

John P. Connors, Jr.

Business Experience:
Mr. Connors is the managing partner of the law firm of Connors & Connors, P.C., located in Staten Island, New York.
Reasons why this person should serve as a director:
Mr. Connors has over 30 years of business experience as a practicing attorney. Mr. Connors is admitted to practice in the state and federal courts of New York and New Jersey and the District of Columbia. Mr. Connors is a past Chair of the Grievance Committee for the Second, Eleventh, and Thirteenth Judicial Districts, covering Brooklyn, Queens, and Staten Island. He is Past Chair of the New York State Bar Association Trial Section and Past President of the Richmond County Bar Association. He represents Fortune 500 corporations and the Archdiocese of New York. Mr. Connors has strong risk management skills and in-depth knowledge of contract and professional liability law related to key areas of the Company’s operations. Mr. Connors also has knowledge of and relationships with many of the residents and businesses located in Staten Island, New York. Mr. Connors is involved in local professional and community organizations including the Richmond County and New York State Bar Associations. He is a Trustee of Notre Dame Academy, a director of the Snug Harbor Cultural Center and the Northfield Bank Foundation, and a member of the External Advisory Committee of the Georgetown University Alumni and Student Credit Union.

Age: 63
Director since: 2002
Term expires in 2020
Timothy C. Harrison

Business Experience:
Mr. Harrison is a principal of TCH Realty & Development Co., LLC, and affiliated partnerships, which develop retail and office projects. Mr. Harrison is a licensed attorney in the State of New York and the Commonwealth of Pennsylvania.
Reasons why this person should serve as a director:
Mr. Harrison has extensive knowledge of real estate development and real estate law and possesses strong risk assessment and leadership skills. Mr. Harrison is involved in local professional and community organizations, including Project Hospitality in Staten Island, New York, where he is currently Second Vice Chair, and as a director and Chairman of the Northfield Bank Foundation. He also serves on the Board of Trustees and as President of the Board of Staten Island Academy, is a Director of Richmond University Medical Center, and is Chairman of the Board of Visitors of the Nelson A. Rockefeller Center for Public Policy and the Social Sciences at Dartmouth College.

Age: 62
Director since: 2013
Term expires in 2021
Karen J. Kessler

Business Experience:
Ms. Kessler is President of Evergreen Partners, Inc. and has over 30 years of experience in the public relations industry, specializing in reputation management and communication counseling for high-profile individuals, both public and private corporations, large educational institutions and leading not-for-profits. The firm’s clients are both international, national, and regional.
Reasons why this person should serve as a director:
Ms. Kessler has extensive experience as a leader in the public relations/crisis communication industry. She is the NJBIZ Women in Business Lifetime Achievement awardee of 2020, an annual NJBIZ Power 100 recipient, a 2020 ROI-NJ Power List Influencer, and frequent speaker on the topics of corporate and board best practices, corporate reputation, and women in leadership. Her commentary and interviews have appeared in the Wall Street Journal, the New York Times, the Washington Post, the Star Ledger, and on CNN, MSNBC, and Inside Edition, among others.
Ms. Kessler currently chairs the Institute for Ethical Leadership at Rutgers University Business School, is a member of the NJ Advisory Committee on Judicial Conduct, a Visiting Fellow at the Rutgers Eagleton Institute of Politics, and a Director of Cinram Group, Inc. Previously, Ms. Kessler chaired the Board of AllSpire Health Partners, the nation’s largest health consortium, and Atlantic Health System. Ms. Kessler possesses strong skills in risk management, communication, economics, governance, and leadership.

Age: 63
Director since: 2013
Term expires in 2021

Steven M. Klein

Business Experience:
Mr. Klein joined the Company in 2005 as Chief Financial Officer. He was named Chief Operating Officer in 2011 and President in 2013, and retained the title of Chief Operating Officer. Effective November 1, 2017, Mr. Klein was appointed Chief Executive Officer.
Reasons why this person should serve as a director:
Mr. Klein is a registered Certified Public Accountant, with strong analytical and leadership skills. Mr. Klein has over 30 years experience in banking and financial reporting, including SEC reporting. He is involved in state and national professional organizations including as a Director of the New Jersey Bankers Association, and member of the New York Bankers Association, the American Bankers Association, the American Institute of Certified Public Accountants, and the New Jersey Society of Certified Public Accountants. Mr. Klein is a former audit partner with a national accounting and auditing firm, specializing in community banks. Mr. Klein is a Director of the Northfield Bank Foundation, the Middlesex Water Company, and the Staten Island Economic Development Corp., and a Trustee of Richmond University Medical Center.

Age: 54
Director since: 2013
Term expires in 2022
Frank P. Patafio

Business Experience:
Mr. Patafio serves as Senior Executive Vice President, Head of Investments, and portfolio manager at RXR Realty, New York, New York. From 1999 until 2009, Mr. Patafio was a partner and Chief Financial Officer of The Praedium Group, New York, New York. In addition, Mr. Patafio is a principal in FJKP, LLC, and affiliated partnerships, which develop residential homes and own rental properties.
Reasons why this person should serve as a director:
Mr. Patafio has extensive knowledge and experience in real estate development and operations in the New York City marketplace and is a licensed Certified Public Accountant. Mr. Patafio has the requisite qualifications to be designated as an audit committee financial expert under the SEC’s rules and regulations. Mr. Patafio possesses strong risk assessment skills in real estate investment, operations, and financing. Mr. Patafio is a director of the Northfield Bank Foundation, and serves on the Northwell Health System Staten Island Regional Executive Council.

Age: 59
Director since: 2013
Term expires in 2022
Patrick L. Ryan

Business Experience:
Mr. Ryan has over 20 years of community banking experience in Central New Jersey and was the founder and chairman of Hopewell Valley Community Bank of Pennington, New Jersey, from its founding until it merged with Northfield Bank in January, 2016.
Reasons why this person should serve as a director:
In addition to his community banking experience, Mr. Ryan had another business career in Central New Jersey serving as the Executive Vice President of Ritchie & Page Distributing for 15 years. He is a graduate of the University of Virginia (UVA) and the UVA School of Law. Further he practiced law, served as a federal criminal investigator, was the general manager of a specialty aluminum construction company and is a retired Major in the U.S. Army Reserve, Military Police Corps. Over his career Mr. Ryan has held numerous positions in various civic, charitable, and community organizations. He is currently a board member of the New Jersey Clean Communities Council and the Princeton Chamber of Commerce Foundation, and Chairman Emeritus of the Princeton Regional Chamber of Commerce.

Age: 70
Director since: 2016
Term expires in 2021

Patrick E. Scura, Jr.

Business Experience:
Mr. Scura was an audit partner with a national accounting and auditing firm for 27 years.
Reasons why this person should serve as a director:
Mr. Scura is a former audit partner with a national accounting and auditing firm, specializing in community banking, and has over 35 years experience auditing public company financial institutions. Mr. Scura is a licensed Certified Public Accountant, and has strong risk assessment, financial reporting, and internal control expertise. Mr. Scura has the requisite qualifications to be designated as an audit committee financial expert under the SEC’s rules and regulations. Mr. Scura also has extensive knowledge of and relationships with community banks in our market area. Mr. Scura is involved in local professional and community organizations including St. Peter’s University and the American Institute of Certified Public Accountants. Mr. Scura will be retiring from the Board following the stockholders’ Annual Meeting.

Age: 75
Director since: 2006
Term expires in 2020
Paul V. Stahlin

Business Experience:
Mr. Stahlin serves on the Board of Directors of Miami International Holdings, Inc., the parent company of MIAX Options Exchange. He was employed by Fulton Financial Corporation as Chief Executive Officer and/or President of its banking affiliates, including Somerset Valley Bank, Skylands Community Bank, and most recently as Regional President of Fulton Bank of New Jersey.
Reasons why this person should serve as a director:
In addition to his banking industry knowledge and experience, Mr. Stahlin has served on the Board of Directors of the Association of International Certified Professional Accountants and the Executive Committee and Board of the Chartered Institute of Management Accountants. He is Vice Chairman of the Board of Robert Wood Johnson University Hospital and serves on the Board of RWJ Barnabas Health, Inc. Mr. Stahlin is a licensed Certified Public Accountant and serves on the Governing Council of the American Institute of Certified Public Accountants as a former Chairman of the Board. Mr. Stahlin has the requisite qualifications to be designated as an audit committee financial expert under the SEC’s rules and regulations.

Age: 67
Director since: 2019
Term expires in 2022
Executive Officers Who Are Not Directors

The business experience for the past five years of each of our executive officers, other than Mr. Klein, is set forth below. Unless otherwise indicated, executive officers have held their positions for the past five years.
David V. Fasanella, age 52, joined Northfield Bank in 2018, and currently serves as Executive Vice President and Chief Lending Officer. Prior to joining Northfield Bank, Mr. Fasanella was a Vice President and then a Regional Vice President with TD Bank for more than 14 years.
Tara L. French, age 57, joined Northfield Bank in 2017, and currently serves as Executive Vice President and Chief Administrative Officer. Prior to joining Northfield Bank, Ms. French was an Assistant Deputy Comptroller at the Office of the Comptroller of the Currency, since 2011, where she worked in the New York District office supervising commercial banks and thrifts in the Community Bank Program.
William R. Jacobs, age 46, joined Northfield Bank as Controller in 2006. In 2012 he was named Principal Accounting Officer, and in 2013 he was named Chief Financial Officer. In February 2016, he was named Executive Vice President and Chief Financial Officer. Mr. Jacobs is a licensed Certified Public Accountant in the State of New Jersey.
Robin Lefkowitz, age 53, joined Northfield Bank as Director of Business Development in 2006. In February 2016, she was named Executive Vice President, Business Development and Branch Administration.
Michael J. Widmer, age 60, joined Northfield Bank in 2002, and currently serves as Executive Vice President, Operations.

Delinquent Section 16(a) Reports

The Company’s common stock is registered pursuant to Section 12(b) of the Securities Exchange Act of 1934. Executive officers and directors of Northfield Bancorp, Inc. and beneficial owners of greater than 10% of our shares of common stock (“10% beneficial owners”) are required to file reports on Forms 3, 4, and 5 with the SEC disclosing beneficial ownership and changes in beneficial ownership. SEC rules require disclosure in our Proxy Statement and Annual Report on Form 10-K of the failure of an officer, director, or 10% beneficial owner of the shares of common stock to file a Form 3, 4, or 5 on a timely basis. Based upon our review of Forms 3, 4, and 5 provided to us for the year ended December 31, 2019, we believe no officer, director, or 10% beneficial owner of Northfield Bancorp, Inc. failed to timely file any such required report.
Codes of Conduct and Ethics

We have adopted a Code of Conduct and Ethics for Senior Financial Officers that is applicable to our Chief Executive Officer (Principal Executive Officer), Chief Financial Officer (Principal Accounting Officer), and Controller. The Code of Conduct and Ethics for Senior Financial Officers is available on our website at www.eNorthfield.com. Amendments to and waivers of the Code of Conduct and Ethics for Senior Financial Officers will be disclosed on our website, or otherwise in the manner required by applicable law, rule, or listing standard.
We also adopted a Code of Conduct and Ethics that is applicable to all employees, officers, and directors which is available on our website at www.eNorthfield.com. Employees, officers, and directors acknowledge annually that they will comply with all aspects of the Code of Conduct and Ethics for Employees, Officers, and Directors.
Procedures for the Recommendation of Director Nominees by Stockholders

There have been no changes to the procedures by which stockholders can recommend nominees to the Board of Directors since such procedures were previously disclosed in the Company’s Proxy Statement for its 2019 Annual Meeting of Stockholders.
Audit Committee

The Board of Directors has an Audit Committee consisting of Directors Patafio, who serves as Chairman, Catino, Chapman, Scura, and Stahlin. The Board of Directors has also determined that directors Catino, Chapman, Patafio, Scura, and Stahlin each meet the qualifications to serve as an “audit committee financial expert” as that term is used in the rules and regulations of the SEC. The Board of Directors has designated Audit Committee members Catino, Chapman, Patafio, Scura, and Stahlin as “audit committee financial experts.” In addition, the Board of Directors has determined that each member of the Audit Committee qualifies to serve on the Audit Committee pursuant to additional applicable independence requirements and guidelines of NASDAQ and the rules and regulations of the SEC.

ITEM 11.	EXECUTIVE COMPENSATION
Executive Compensation
Compensation Committee Report

The Compensation Committee has reviewed and discussed with management, the section included in this Amendment No. 1 on Form 10-K/A entitled “Compensation Discussion and Analysis.” Based on this review and discussion, the Compensation Committee recommended to the Board of Directors that the “Compensation Discussion and Analysis” be included in this Amendment No. 1 on Form 10-K/A. The members of the Compensation Committee are: Patrick E. Scura, Jr., who serves as Chairman, Annette Catino, John P. Connors, Jr., and Timothy C. Harrison.
Compensation Committee Interlocks and Insider Participation

We have no compensation committee interlocks. Ms. Catino, and Messrs. Connors, Harrison, and Scura constitute all of the directors who served on our Compensation Committee at any time during 2019. Each committee member is and was an independent, outside director, and none is a current or former officer or employee of the Company.

Compensation Discussion and Analysis

Persons Covered. This discussion and analysis addresses 2019 compensation for the following executive officers: Steven M. Klein, President and Chief Executive Officer; William R. Jacobs, Executive Vice President and Chief Financial Officer; David V. Fasanella, Executive Vice President and Chief Lending Officer; Tara L. French, Executive Vice President and Chief Administrative Officer, and Michael J. Widmer, Executive Vice President, Operations. These executives are referred to in this discussion as the “Named Executive Officers.”
Executive Summary. The Company strives to create a compensation program that rewards performance and the long-term success of the Company. The compensation program is designed to attract and retain superior financial services executive talent, and align compensation with sustainable performance and safe and sound Company operations, practices, and policies.
Our compensation program is designed to:

•	Align the interests of our executives with those of our stockholders;

•	Offer competitive base salaries benchmarked to the 50th percentile of our peer group;

•	Achieve balance between:

○	short-term and longer-term performance;

○	fixed- and performance-based compensation;

○	cash and equity;

•	Link annual cash incentive compensation directly to performance:

○	focused on the Company’s strategic objectives;

○	balanced between corporate and individual goals;

○	targeted to reasonable payouts compared to base salaries;

•	Provide equity incentives as a significant component of total compensation:

○	benchmarked to the market practices of other institutions within our peer group;

○	vested over a number of years to focus on longer-term performance;

•	“Claw back” incentive compensation (cash and equity) if certain events occur, such as discovery of materially incorrect financial information or restatement of financial statements;

•	Promote ownership in the Company through:

○	robust stock ownership guidelines;

○	prohibitions against hedging and borrowing against Company stock;

•	Provide continuity of leadership through the select use of employment and change-in-control agreements:

○	aligned with current market practices by role;

○	no “evergreen” provisions;

○	using a “double-trigger” for severance payment;

○	excluding tax “gross-ups”;

○	payment formula weighted toward base salary and cash incentive compensation, with limited health and welfare benefits and no severance payments for retirement benefits or perquisites;

•	Provide health, welfare, and retirement benefits comparable with other Company employees and perquisites comparable to executives in the community banking marketplace.

Role of the Compensation Committee. The Compensation Committee of the Board of Directors, subject to ratification by the Board of Directors, oversees and approves the compensation of Named Executive Officers including the oversight and administration of the cash incentive compensation plans for Named Executive Officers. In addition the Committee conducts an annual performance review of the Chief Executive Officer and, in consultation with the Chief Executive Officer, reviews the performance of the other Named Executive Officers. The Committee also administers all of the Company’s equity incentive plans, including the plans in which the Named Executive Officers participate. The Board of Directors has ultimate authority to ratify the compensation of all executive officers, including the Named Executive Officers. For purposes of this Compensation Discussion and Analysis, the Compensation Committee is referred to as the “Committee.”
The Committee has a formal charter that describes the Committee’s scope of authority and its duties, which is available on our website at www.eNorthfield.com.
The Committee consists of four directors, all of whom are “independent” as set forth in the listing requirements for NASDAQ securities. No member of the Committee receives compensation related to the activities of the Company, except for services in his or her capacity as a board member. The Nominating and Corporate Governance Committee of the Board of Directors evaluates the independence of Committee members at least annually, using the standards contained in NASDAQ listing requirements. This evaluation, and the determination that each member of the Committee is independent, was made most recently in March 2020.
Role of Officers in Committee Activities. The officers who serve as a resource to the Committee are the Chief Executive Officer, the Chief Administrative Officer, the Chief Risk Officer, and the Director of Human Resources. These officers provide the Committee with input regarding employee compensation philosophy, processes, risk considerations, and compensation matters regarding employees other than the Named Executive Officers. This communication assists in the design and alignment of compensation programs throughout the Company. In addition to providing factual information such as Company-wide performance on relevant measures, these executives articulate management’s views on current compensation programs and processes, recommend relevant performance measures to be used for future evaluations, and otherwise supply information to assist the Committee. The Chief Executive Officer also provides information about individual performance assessments for the other Named Executive Officers, and expresses to the Committee his views on the appropriate levels of compensation for the other Named Executive Officers for the ensuing year. At the request of the Committee, the Chief Executive Officer, Chief Administrative Officer, and Director of Human Resources communicate directly with third-party consultants, provide third-party consultants with Company-specific data and information, and assist in the evaluation of the estimated financial effect regarding any proposed changes to the various components of compensation.
Officers participate in Committee activities purely in an informational and advisory capacity and have no vote in the Committee’s decision making process. The Chief Executive Officer does not attend those portions of Committee meetings during which his performance is evaluated or his compensation is being determined. In addition, the Committee meets in executive session, as appropriate, without management being present.
Use of Advisors. The Committee periodically engages independent compensation consultants to assist it in the compensation process for Named Executive Officers. Compensation consultants are retained by and report directly to the Committee. The consultants have the freedom to provide independent recommendations, based on their research and experience, to the Committee within the scope of contracted services. Independent consultants to the Committee provide services to management only in relation to activities of the Committee. Consultants provide expertise and information about competitive trends in the employment marketplace, including established and emerging compensation practices at other companies, including community banks in the Company’s marketplace. The consultants also provide peer proxy statement and survey data, and assist in assembling relevant comparison groups for various purposes and establishing benchmarks for base salary, equity awards, and cash incentives from the comparison group proxy statements and survey data.
The Committee generally undertakes, with the assistance of an independent compensation consultant, a comprehensive assessment of executive compensation every three years, and annually utilizes its independent consultant to provide ongoing market trends and guidance for pay structures and other matters in the intervening years. The Committee completed its last triennial comprehensive assessment in 2016, which, in combination with the 2019 annual update provided by its independent compensation consultant, was the basis for 2019 executive compensation decisions.
For 2019, the Committee engaged Pearl Meyer, an independent compensation consulting firm, as its advisor on executive and Board compensation matters. Pearl Meyer assisted the Committee with its annual review of the Company’s executive compensation program, including updating the Committee on current market practices, trends, and benchmarking related to base salaries, cash incentive compensation, equity compensation, and employment agreements, and provided assistance in the development of the 2019 Management Cash Incentive Plan.

Pearl Meyer also provided consultation to the Committee in the design of the Northfield Bancorp, Inc. 2019 Equity Incentive Plan (the “2019 EIP”) approved by the Company’s stockholders on May 22, 2019, planning for equity award grants under such plan, and commenced the triennial comprehensive assessment of executive compensation for 2020. See “Committee Actions Affecting 2020 Compensation” under this section for further discussion.
The Committee regularly reviews the services, performance, and independence of its outside advisors. Pearl Meyer’s independence was last reviewed against the requirements of the SEC and NASDAQ in March 2020, and was found to meet all of the criteria for independence.
For 2019, the Committee also utilized the firm of Luse Gorman, PC (“Luse Gorman”) to provide consultation regarding legal matters related to the functioning of the Committee, including interpretation of applicable rules and regulations and consultation on legal documents pertaining to Named Executive Officers’ employment and change-in-control agreements, benefit plans, and in 2019, the drafting of the 2019 Management Cash Incentive Plan and the 2019 EIP. The Committee does not utilize Luse Gorman for compensation consultation. The Committee regularly reviews the services provided by Luse Gorman. Luse Gorman, who also provides services to the Company related to SEC and regulatory matters, is not required, either by SEC or NASDAQ rules, to be independent, and is not deemed to be independent by the Committee.
Compensation Objectives and Philosophy. The overall objectives of the Company’s compensation program are to retain, motivate, and reward employees and officers (including the Named Executive Officers) for sustained performance, and to provide competitive compensation, including cash and equity incentive compensation, to attract talent to the Company, consistent with effective risk management. Our compensation program is designed to reward the Named Executive Officers based on their level of assigned management responsibilities, individual experience and performance levels, and knowledge of banking and our business. The methods used to achieve these objectives are influenced by the compensation and employment practices of our competitors within the financial services industry, and elsewhere in the marketplace, for executive talent. Other considerations include each Named Executive Officer’s individual performance in achieving both financial and non-financial goals.
Our 2019 compensation program for our Named Executive Officers includes three key components. The first component is base salary, which is designed to provide a reasonable level of predictable income commensurate with market standards for the position held. The second component is an annual cash incentive plan, designed to reward our executives for attaining specific performance goals that support the strategic objectives of the Company. The third component is equity incentive awards in the form of Company common stock and options to purchase Company common stock at a specified price. We also provide benefits and perquisites to the Named Executive Officers at levels that are competitive and appropriate for their roles.
Benchmarking. Our compensation program is periodically evaluated in relation to benchmark data derived from information reported in publicly available proxy statements and from market survey data. The Committee will generally review and consider updated peer proxy and market survey compensation data every three years. In May 2016, the Committee engaged Pearl Meyer to assist it in completing its triennial comprehensive assessment of executive compensation (and director compensation). Pearl Meyer recommended the peer group using objective criteria to reflect publicly-traded banks similar in asset size, business model and region to the Company. The asset size ranged from approximately $2.2 billion to $9.0 billion. The peer group selected in 2016 includes companies that have been subsequently acquired.
The Committee approved the use of the following peer group:

Bancorp, Inc.	First of Long Island Corp.	Peapack-Gladstone Financial Corp.
Beneficial Bancorp, Inc.	Flushing Financial Corp.	Provident Financial Services, Inc.
Bridge Bancorp, Inc.	Kearny Financial Corp.	Sun Bancorp, Inc.
Community Bank System, Inc.	Lakeland Bancorp, Inc.	TriState Capital Holdings, Inc.
ConnectOne Bancorp, Inc.	Northwest Bancshares, Inc.	TrustCo Bank Corp NY.
Customers Bancorp, Inc.	Ocean First Financial Corp.	WSFS Financial Corp.
Dime Community Bancshares, Inc.	Oritani Financial Corp.
The next triennial comprehensive assessment will include an updated peer group for purposes of determining 2020 executive (and director) compensation.
Assembling the Components of Compensation. The Committee analyzes the level and relative mix of executive compensation by component (e.g., base salary, incentives, and benefits) and in the aggregate. The Chief Executive Officer provides recommendations to the Committee relating to compensation to be paid to the Named Executive Officers other than himself. Based on their analysis, the Committee approves each Named Executive Officer’s compensation, subject to ratification by the Board of Directors.

When evaluating the mix of total compensation, the Committee considers among other things, general market practices, benchmarking studies conducted by its independent consultant, the alignment of cash and equity incentive awards with our strategic objectives and Company performance, and the desire to reward performance through incentive compensation within Board-approved risk parameters. The Committee seeks to create appropriate incentives without encouraging behaviors that result in undue risk. These components are periodically evaluated in relation to benchmark data derived from information reported in publicly-available proxy statements and from market survey data.
Base Salary. Base salary is designed to provide a reasonable level of predictable income commensurate with the position, pay levels of similar positions in the market, individual experience, and demonstrated performance. Named Executive Officers are eligible for periodic adjustments to their base salary as a result of their individual performance, market analysis, or significant changes in their duties and responsibilities. The Committee annually reviews and approves base salaries, and changes thereto, for Named Executive Officers, including our Chief Executive Officer.
Base salary amounts were determined based on a review of peer proxy and survey data in connection with the 2016 triennial comprehensive compensation review, and related annual financial services industry compensation market trend updates, provided by Pearl Meyer, which was provided in 2018 by Pearl Meyer for current market trends and practices. The Committee generally targets the 50th percentile (for base salary and short-term cash incentives) of peer proxy and survey data, and a pay range around the median to allow for recognition of each Named Executive Officer’s specific experience, responsibilities and performance, estimated value in the marketplace, and the Committee’s view of each Named Executive Officer’s role in the future success of the Company.
Based on the above, the Committee determined in November 2018, that the following annual base salary adjustments should be made effective January 1, 2019: Mr. Klein’s annual base salary to increase by $20,000, or 3.5%, to $595,000, Mr. Jacobs’ annual base salary to increase by $7,500, or 2.3%, to $340,000, Ms. French’s annual base salary to increase by $7,500, or 2.3% to $332,500, and Mr. Widmer’s annual base salary to increase by $7,000, or 2.5%, to $287,000. Mr. Fasanella began employment with the Company in August 2018, and the Committee determined that no adjustment to his base salary was necessary for 2019.
Cash Incentives. The Committee developed and implemented a management cash incentive plan for 2019 (the “2019 Management Cash Incentive Plan”) and established Corporate and Individual Goals (as defined below) in January, 2019. The 2019 Management Cash Incentive Plan provides performance-based annual cash incentives to reward the Company’s Named Executive Officers for the execution of specific financial and non-financial elements of our strategic business plan, as well as individual goals related to an executive’s functional area. The Company is required to meet 80% or greater of budgeted net income for the plan to activate or “turn on.” Once the 2019 Management Cash Incentive Plan is active, incentives are based on corporate and individual performance. The Corporate Goals are designed to reflect a significant portion of the Named Executive Officer’s incentive (80% to 100%) while the individual performance reflects up to 20% of the incentive.
The Committee evaluates the reasonableness and likelihood of attaining designated incentive goals, including stretch goals, in an effort to ensure that such targets appropriately reward performance, but do not encourage undue risk taking. Actual performance over the applicable measurement period may exceed or fall short of the targets resulting in the Named Executive Officer receiving an annual incentive cash award that is above or below the initial targeted level. Annual incentive cash awards granted in prior years are not taken into account by the Committee in the process of setting performance targets for the current year. The Committee believes that doing so would be inconsistent with the underlying reasons for the use of incentive compensation.
For 2019, the Committee set a “Target” total cash incentive award (as a percentage of base salary) of 37.5% for Mr. Klein and 30% for Mr. Jacobs, Mr. Fasanella, Ms. French and Mr. Widmer. These percentages were decreased from 50% for Mr. Klein and 40% for the other Named Executive Officers in the 2018 Management Cash Incentive Plan. The Committee reviewed cash incentive compensation market practices provided by Pearl Meyer as part of its evaluation of the 2019 Management Cash Incentive Plan, as well as budgeted 2019 financial results, as compared to 2018 actual results. Based on such review, the Committee made a determination to reduce the Target award for achievement of diluted earnings per share from 50% of base salary to 25% of base salary for Mr. Klein, and from 40% of base salary to 20% of base salary for all other Named Executive Officers. The Committee retained the Targeted payouts, as a percentage of base salary, for achievement of established loan and deposit goals, at 50% of base salary for Mr. Klein, and 40% of base salary for all other Named Executive Officers.
The Committee established three shared corporate goals (the “Corporate Goals”) for all Named Executive Officers in 2019. Mr. Klein’s cash incentive compensation was 100% weighted to the Corporate Goals. All other Named Executive Officers was 80% weighted to the Corporate Goals. The Corporate Goals were as follows: (i) budgeted core diluted earnings per share of $0.80; (ii) net loan growth of $195.3 million; and (iii) deposit growth of $409 million, with $94.3 million of growth in transaction accounts, all deposits goals exclude brokered deposits. The earnings per share goal was achieved at Target, with core diluted earnings per share of $0.80. The Company reported diluted earnings per share of $0.85 per share, including $0.07 per share in income related to life insurance proceeds in excess of the cash surrender value of the policies, and $0.02 per share in expenses related to the consolidation of three branch locations (both of which the Committee determined to exclude from core diluted earnings per share). The net loan growth goal was achieved below Target at $194.3 million, or 99.5% of the Targeted goal. The total deposit growth goal was achieved below Threshold at $107.9 million, with the transaction account goal achieved between Target and Stretch at $107.9 million. The Committee weighted Corporate Goals by Named Executive Officer. All Named Executive Officers had a 50% weighting applied to the budgeted core diluted earnings per share Corporate Goal, and Messrs. Klein and Jacobs, Ms. French and Mr. Widmer, had a weighting of 25% each for the net loan growth and deposit growth Corporate Goals, while Mr. Fasanella had a weighting of 40% for the net loan growth Corporate Goal, and 10% weighting for the deposit growth Corporate Goal. The total deposit growth and transaction account goals were equally weighted.
Individual performance goals were assigned to Messrs. Klein, Jacobs, and Fasanella, Ms. French and Mr. Widmer. Although Mr. Klein had individual goals in 2019, they were not subject to incentive compensation. All other Named Executive Officers individual performance goals were weighted at 20%, and were aligned with our strategic business plan. Individual goals, which were evenly weighted, included the following:
Mr. Klein had three individual goals: (i) developing and implementing a stockholder outreach program; (ii) participating in leadership forums; and (iii) implementing a customer satisfaction survey. Each of these goals was achieved at Target.
Mr. Jacobs had three individual goals: (i) identifying and implementing non-interest income/expense improvements of $500,000 or more; (ii) enhancing management and board reporting; and (iii) implementing enhanced budgeting and monitoring processes. Each of these goals was achieved at Target.
Mr. Fasanella had two individual goals: (i) developing regional team approaches with lenders, business development and branch leadership personnel; and (ii) developing and implementing underwriting processes with the Chief Credit Officer for commercial lending. Each of these goals was achieved at Target.
Ms. French had two individual goals: (i) implementing a leadership, service and sales training program for the Company; and (ii) developing and implementing a plan for credit department transition from Chief Lending Officer oversight. Each of these goals was achieved at Target.
Mr. Widmer had two individual goals: (i) implementing core service provider system enhancements; and (ii) implementing a digital banking platform. Each of these goals was achieved at Target.
In January 2020, the Committee evaluated achievement of Corporate Goals and Individual Goals for Named Executive Officers.
The Committee concluded the following related to each Named Executive Officer’s performance related to their Corporate Goals and individual goals in accordance with the 2019 Management Cash Incentive Plan (each award is expressed as a percentage of annualized base salary as of December 31, 2019):
Mr. Klein’s incentive award for the Corporate Goals, weighted at 100%, was $197,476 (33.2% of base salary).
Mr. Jacobs’ award for the Corporate Goals, weighted at 80%, was $72,220 (21.2% of base salary), and for the individual goals weighted at 20%, was $27,200 (8% of base salary).
Mr. Fasanella’s award for the Corporate Goals, weighted at 80%, was $74,742 (22.7% of base salary), and for the individual goals weighted at 20%, was $26,400 (8% of base salary).
Ms. French’s award for the Corporate Goals, weighted at 80%, was $70,627 (21.2% of base salary), and for the individual goals weighted at 20%, was $26,600 (8% of base salary).
Mr. Widmer’s award for the Corporate Goals, weighted at 80%, was $60,962 (21.2% of base salary), and for the individual goals weighted at 20%, was $22,960 (8% of base salary).

For 2019, the Named Executive Officers’ total Target award opportunities, and actual incentives awarded under the Cash Incentive Plans as a percentage of Target are detailed below.

Name	Target Award Opportunity ($)	Actual Award(1) ($)	Actual Award as a percentage of Target Award Opportunity (%)
Steven M. Klein	223,125	197,476	88.5
William R. Jacobs	108,800	99,420	91.4
David V. Fasanella	105,600	101,142	95.8
Tara L. French	106,400	97,227	91.4
Michael J. Widmer	91,840	83,922	91.4

(1)	No discretionary bonuses were granted in 2019.
Equity Awards. The objective of equity awards is to further align the interests of our employees, including Named Executive Officers, with those of stockholders and to reward sustained performance.
The Committee on an annual basis reviews its equity award grant practices to employees, including Named Executive Officers. The Committee considers prior grants, including the value of such awards, the period over which the awards are earned, and the remaining unvested awards for each Named Executive Officer. The Committee also considers the current market grant practices of institutions within our peer group companies as provided by the Company’s independent compensation consultants. Based upon the above, the Committee determined that equity awards granted to Named Executive Officers in years prior to 2019, including grants vesting in 2019 and thereafter, were appropriate to continue to align the interests of Named Executive Officers, and determined no additional grants of equity awards to Named Executive Officers were necessary in 2019. See “Committee Actions Affecting 2020 Compensation” below for equity grants to executive officers in 2020.
Broad-based Benefits. We also provide to our Named Executive Officers certain broad-based benefits available to all qualifying employees of the Company, as well as fringe benefits and perquisites, and restoration and other termination benefits, not generally available to all qualifying employees of the Company.
The following summarizes the significant broad-based benefits in which the Named Executive Officers were eligible to participate in 2019:

•	a defined contribution 401(k) retirement plan and discretionary profit-sharing plan;

•	an employee stock ownership plan;

•	medical coverage (all employees share in a percentage of the cost, depending on their elections);

•	pre-tax health and dependent care spending accounts; and

•	group life insurance coverage (death benefit capped at $750,000, with the value of the death benefit over $50,000 being reported as taxable income to all employees).
The Northfield Bank Employee Stock Ownership Plan (the “ESOP”) allocates a certain number of shares of the Company’s common stock on an annual basis among plan participants subject to Internal Revenue Code limitations. All eligible employees, including Named Executive Officers, are eligible to participate in the plan.
Executive Benefits and Perquisites. In addition to the broad-based benefits described above, Named Executive Officers received the following fringe benefits and perquisites in 2019:

•
all Named Executive Officers may participate in a nonqualified deferred compensation plan. The plan provides restoration of benefits capped under Northfield Bank’s broad-based benefits due to Internal Revenue Code salary limitations or limitations due to participation requirements under tax-qualified plans. The plan also permits elective salary and cash incentive award deferrals;

•	all Named Executive Officers are reimbursed for appropriate spousal expenses for attendance at business events;

•	all Named Executive Officers are provided a cellular allowance of up to $120 per month for business usage;

•	Mr. Klein is provided full-time use of a company-maintained vehicle and reimbursement for reasonable costs associated with a golf club membership; and

•	Mr. Jacobs, Ms. French, and Mr. Widmer received a monthly automobile allowance of $875. Mr. Fasanella received a monthly automobile allowance of $1,250.

In lieu of a monthly automobile allowance, Mr. Klein received use of an automobile (including all operating expenses) leased or owned by Northfield Bank for business and personal use. Personal use of the automobile is reported as taxable income to Mr. Klein.
The Committee reviews the other components of executive compensation (broad-based benefits, and executive benefits and perquisites) on an annual basis. Changes to the level or types of broad-based benefits within these categories, including considerations relating to the addition or elimination of benefits and plan design changes, are made by the Committee on an aggregate basis with respect to the group of employees entitled to those benefits, and not necessarily with reference to a particular Named Executive Officer’s compensation. Decisions about these components of compensation are made without reference to the Named Executive Officers’ salary and annual cash incentives, as they involve issues of more general application and often include consideration of trends in the industry or in the employment marketplace.
Executive Agreements. In addition to the components of executive compensation described above, each Named Executive Officer is a party to an employment agreement with Northfield Bank. See “Employment Agreements” for a description of these agreements and “Potential Payments to Named Executive Officers” for information about potential payments to these individuals upon termination of their employment with Northfield Bank. The employment agreements contain no payment provisions for tax gross-ups to executives under any circumstance.
The employment agreements are designed to allow the Company to retain the services of the designated executives while reducing, to the extent possible, unnecessary disruptions to Northfield Bank’s operations. In addition, the Committee believes that the employment agreements better align the interests of the executive with those of our stockholders. The Committee believes that these agreements allow executives to more objectively evaluate opportunities for stockholders without causing undue personal financial conflicts.
The Committee reviewed prevailing market practices, consulted with Pearl Meyer on the competitiveness and reasonableness of the terms of the agreements, and negotiated the agreements with the individuals. The Committee believes such agreements are competitive market practice and necessary to retain executive talent.
The employment agreements for all Named Executive Officers are for a term of three years, and are reviewed annually by the Committee of the Board of Directors for renewal. The agreements provide for salary and incentive cash compensation payments, as well as additional post-employment benefits, primarily health benefits (or equivalent cash payments), under certain conditions, as defined in the employment agreements. The benefits provided under the agreements are for three years as related to Mr. Klein, and two years for all other Named Executive Officers. See “Employment Agreements” for further discussion.
Exceptions to Usual Procedures. The Committee may recommend to the Board of Directors that they approve the payment of special cash compensation to one or more Named Executive Officers in addition to payments approved during the normal annual compensation-setting cycle. The Committee may make such a recommendation if it believes it would be appropriate to reward one or more Named Executive Officers in recognition of contributions to a particular project, or in response to competitive and other factors that were not addressed during the normal annual compensation-setting cycle. The Committee made no discretionary awards to Named Executive Officers in 2019.
The Committee will consider off-cycle compensation adjustments whenever a Named Executive Officer’s status, role or responsibilities change, or an executive officer is hired. The Committee may depart from the compensation guidelines it would normally follow for executives in the case of outside hires.
The Committee considers, but is not bound by, the tax treatment of each component of compensation. Effective January 1, 2018, under Federal tax legislation, commonly known as the Tax Cuts and Jobs Act, the performance-based compensation exception to Section 162(m) has been eliminated so that compensation awarded after November 2, 2017, and paid in 2018 or later to a Named Executive Officer or other “covered employee” (as defined in Section 162(m)) in excess of $1 million generally is non-deductible by the Company.
Committee Actions Affecting 2020 Compensation. In January 2020, in connection with its triennial comprehensive, compensation assessment prepared by Pearl Meyer a determination was made to increase Mr. Klein’s annual base salary to $650,000, a 9.2% increase; Mr. Jacobs’ annual base salary to $365,000, a 7.4% increase; Mr. Fasanella’s annual base salary to $342,500, a 3.8% increase; Ms. French’s annual base salary to $342,500, a 3.0% increase; and Mr. Widmer’s annual base salary to $297,000, a 3.5% increase. The base salary increases for Messrs. Klein and Jacobs, continue to place each of them below the median of the peer group. The Committee continues to evaluate the performance of Messrs. Klein and Jacobs as they gain experience in their roles as Chief Executive Officer, and Chief Financial Officer, respectively. Base salary increases for Mr. Fasanella, Ms. French, and Mr. Widmer continue to target the 50th percentile of the peer data, with adjustments for role, responsibilities and experience.

In January 2020, the Committee also approved the 2020 Management Cash Incentive Plan. The plan contains similar terms and conditions as the 2019 Management Cash Incentive Plan, with the exception of the Target award for achievement of core diluted earnings per share, which was increased to 50% of base salary for Mr. Klein, and 40% for all other Named Executive Officers. These changes were based on the Committee’s review of the 2020 strategic plan and budget as compared to 2019 actual results. In addition, cash incentive compensation is limited to the achievement of corporate goals for all Named Executive Officers in the 2020 plan. In the 2019 plan, Named Executive Officers, excluding the Chief Executive Officer, were eligible for cash incentive compensation for the achievement of individual goals.
In February 2020, the Committee also granted equity awards to each of the Named Executive Officers. The equity awards value was targeted at approximately 35% of base salary for Mr. Klein, and 25% of base salary for all other Named Executive Officers. Approximately one-half of the targeted value for each Named Executive Officer is in the form of performance-based restricted stock units (“Performance Awards”), with three-year cliff vesting tied to a goal of core return on average assets. The actual Performance Awards can vest above or below the targeted number of shares if core return on average assets exceeds target by 20% or is below target 5%. The Performance Awards are also subject to a peer group modifier that provides for up to a 50% increase or decrease in the award achieved based on actual core return on average assets, as compared to the peer group. If the actual achieved core return on average assets is below the 35th percentile of the peer group, the calculated earned award is reduced by 50%, and if the calculated earned award is at or above the 50th percentile of the peer group, the earned award is increased by 50%, with a pro-rata increase in the earned award between the 35th percentile and the 50th percentile. The remaining equity awards are in the form of restricted stock, with annual vesting on a pro-rata five year period.

CEO Pay Ratio

Pursuant to a mandate of the Dodd-Frank Wall Street Reform and Consumer Protection Act, the Securities and Exchange Commission adopted a rule requiring annual disclosure of the ratio of the Company’s median employee annual total compensation to the total annual compensation of the principal executive officer (the “CEO”). The Company’s CEO is Steven M. Klein. Our CEO to median employee pay ratio is calculated in accordance with Item 402(u) of Securities and Exchange Commission Regulation S-K. For 2019 reporting, we applied the same methodology as in 2018. We have identified the median employee by examining the 2019 total cash compensation (base and bonus) for the active employees, excluding our CEO, who were employed by us on December 31, 2019, the determination date, and the last day of our payroll year. We included all employees, whether employed full-time or part-time. We annualized the base salaries of those individuals employed for less than the full year based on their part-time or full-time status.
We believe the use of total cash compensation for all employees is a consistently applied compensation measure because we do not widely distribute equity awards to all employees. After identifying the median employee based on total cash compensation, we calculated annual total compensation for such employee using the same methodology we use for our Named Executive Officers as set forth in the 2019 Summary Compensation Table later in this report.
The annual total compensation for our CEO for the year ended December 31, 2019, was $976,573, and for the Median Employee was $64,534. The resulting ratio of our CEO’s pay to the pay of our Median Employee for 2019 was approximately 15 to 1.

Compensation Tables

Summary Compensation Table. The following table sets forth certain information for the three years ended December 31, 2019, as to the total remuneration we paid to our Named Executive Officers.

Summary Compensation Table
	Year	Salary ($)	Stock Awards(1) ($)	Option Awards(2) ($)	Bonus ($)	Non-equity incentive plan compensation ($)	All other compensation(3) ($)	Total ($)
Steven M. Klein, President and Chief Executive Officer	2019 2018	595,000 575,000	— —	— —	— —	197,476 224,000	184,097 144,547	976,573 943,547
	2017	446,923	168,900	157,600	—	230,000	119,840	1,123,263
William R. Jacobs, Executive Vice President and Chief Financial Officer	2019 2018	340,000 332,500	— —	— —	— —	99,420 109,499	83,325 68,708	522,745 510,707
	2017	325,000	—	—	—	102,375	71,656	499,031
David V. Fasanella,(4) Executive Vice President and Chief Lending Officer	2019 2018	330,000 107,884	— 247,200	— —	— 56,000	101,142 —	23,360 5,389	454,502 416,473
Tara L. French,(5) Executive Vice President, and Chief Administrative Officer	2019 2018	332,500 325,000	— —	— —	— —	97,227 111,363	62,752 16,865	492.479 453,228
	2017	87,500	80,850	50,500	—	—	3,483	222,333
Michael J. Widmer, Executive Vice President, Operations	2019 2018	287,000 280,000	— —	— —	— —	83,922 95,943	87,301 71,064	458,223 447,007
	2017	275,000	—	—	20,000	86,625	71,672	453,297

(1)
Represents the aggregate grant date fair value of restricted stock of the Company awarded to the employee during the applicable year. No forfeitures were assumed in calculating the aggregate grant date fair value. For 2017, compensation expense is based upon a grant date stock price of $16.89 per share for Mr. Klein and a grant date stock price of $16.17 for Ms. French, which were the final reported sales prices of the Company’s common stock on the dates of the grants. The restricted stock awards vest in equal installments over a two-year period, commencing one year from the date of the grant. For further information see footnote 11 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019. For 2018, compensation expense is based upon a grant date stock price of $16.48 per share for Mr. Fasanella, which was the final reported sales prices of the Company’s common stock on the dates of the grant. The restricted stock award vests in equal installments over a two-year period, commencing six months from the date of the grant.

(2)
Represents the aggregate grant date fair value of options to purchase Company common stock awarded to each employee during the applicable year. For 2017, Mr. Klein’s options have an exercise price of $16.89 per share and Ms. French’s options have an exercise price of $16.17 per share, which was the final reported sales price of the Company’s common stock on the date of the grant. The grant date fair value of Mr. Klein’s award was $3.94 per option and was determined using the Black-Scholes method assuming an option’s average life of 5.75 years, 2.06% risk free rate of return, 29.22% volatility, and 2.37% dividend yield. The grant date fair value of Ms. French’s award was $4.04 per option and was determined using the Black-Scholes method assuming an option’s average life of 5.75 years, 1.89% risk free rate of return, 30.06% volatility, and 1.98% dividend yield. No forfeitures were assumed in calculating the aggregate grant date fair value. For further information see footnote 11 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

(3)
The individuals listed in this table participate in certain medical and dental coverage plans, not disclosed in the Summary Compensation Table, that are generally available to salaried employees and do not discriminate in scope, terms, and operation. The amounts shown below for each individual for the year ended December 31, 2019, include our direct out-of-pocket costs (reduced for Mr. Klein, in the case of the figures shown for automobiles, by the amount that would otherwise have been paid in cash reimbursements during the year for business use) for the following items:

	Mr. Klein	Mr. Jacobs	Mr. Fasanella	Ms. French	Mr. Widmer
Employer contributions to qualified and nonqualified deferred compensation plans	$91,535	$52,306	$1,650	$46,165	$43,942
Automobile	25,580	10,500	15,000	10,500	10,500
Dividends paid on restricted stock awards(a)	60,660	17,416	3,100	2,050	28,840
Other(b)	6,322	3,103	3,610	4,037	4,019
Total	$184,097	$83,325	$23,360	$62,752	$87,301

(a) Amounts represent dividends paid upon the vesting of restricted stock awards that were withheld while the restricted stock awards were unvested.

(b)	Includes spousal reimbursement for business travel, welfare benefits, and cell phone and data usage.
(4) Mr. Fasanella joined the Company in August of 2018. The Base Salary reflected in the table represents actual earnings for 2018.

(5)	Ms. French joined the Company in September of 2017. The Base Salary reflected in the table represents actual earnings for 2017.
Plan-Based Awards. As further discussed in “Compensation Discussion and Analysis—Assembling the Components of Compensation,” the Company maintained a cash incentive award program and equity incentive award program for its Named Executive Officers for the year ended December 31, 2019.
The following table sets forth for the year ended December 31, 2019, certain information as to grants of plan-based cash awards.

Grants of Plan-Based Awards Table
Name	Grant date	Estimated future payouts under non- equity incentive plan awards
		Threshold ($)	Target ($)	Maximum ($)
Steven M. Klein	1/30/19	74,375	223,125	371,875
William R. Jacobs	1/30/19	40,800	108,800	176,800
David V. Fasanella	1/30/19	39,600	105,600	171,600
Tara L. French	1/30/19	39,900	106,400	172,900
Michael J. Widmer	1/30/19	34,440	91,840	149,240
See “Compensation Discussion and Analysis - Cash Incentives,” for actual awards made under the 2019 Management Cash Incentive Plan.

The following table sets forth certain information regarding stock awards and stock options outstanding at December 31, 2019, for the named executive officers:

Outstanding Equity Awards at Fiscal Year-end
Name		Number of securities underlying unexercised options (exercisable) (#)	Number of securities underlying unexercised options (unexercisable) (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested(2) ($)
Steven M. Klein	6/11/14	278,000	—	13.13	6/11/24	—	—
	5/27/15	108,000	27,000	14.76	5/27/25	14,000	237,440
	11/1/17	40,000	—	16.89	11/1/27	—	—
William R. Jacobs	5/27/15	—	12,000	14.76	5/27/25	5,000	84,800
David V. Fasanella	8/27/18	—	—	—	—	5,000	84,800
Tara L. French	9/19/17	12,500	—	16.17	9/19/27	—	—
Michael J. Widmer	5/27/15	40,000	10,000	14.76	5/27/25	5,000	84,800

(1)	Stock options expire if unexercised 10 years from the grant date.

(2)	Amount is based on $16.96 per share, which is the last reported closing price of the Company’s common stock on December 31, 2019.
The following table provides information concerning stock option exercises and the vesting of stock awards for each Named Executive Officer during 2019.

	Options Exercised and Stock Vested
	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Steven M. Klein	—	—	41,000	634,140
William R. Jacobs	12,562	202,010	11,200	170,734
David V. Fasanella	—	—	10,000	150,450
Tara L. French	—	—	2,500	39,750
Michael J. Widmer	32,216	521,900	18,000	274,910
Nonqualified Deferred Compensation Plan. Northfield Bank maintains a nonqualified deferred compensation plan to provide for the elective deferral of non-employee director fees by participating members of the Boards of Directors, and the elective deferral of compensation and/or performance-based compensation payable to eligible employees of the Company and Northfield Bank. A designated amount of director fees, compensation and/or performance based compensation may be deferred until one of the specified events in the plan occurs, which permits all or part of the monies so deferred, together with earnings, to be distributed to participants or their beneficiaries.
In addition, the plan provides eligible employees of Northfield Bank with supplemental retirement income from Northfield Bank when such amounts are not payable under the contribution formula of the Northfield Bank 401(k) Savings Plan, due to reductions and other limitations imposed under the Internal Revenue Code.
Members of the Boards of Directors of the Company and Northfield Bank, and certain employees, are eligible to participate in the plan. Eligible directors or employees become participants upon agreeing in a written enrollment agreement to defer any portion of their trustee fees, director fees, compensation, and/or performance-based compensation. In the Company’s sole discretion, each participant may request that his or her deferred compensation account be deemed to be invested in any one or more of the investment options available to the Company or Northfield Bank. A participant may periodically request a change to his or her investment allocation deemed available under the plan. In the event any participant fails to direct the investment of his or her deferred compensation account, or to the extent the employer chooses not to honor the participant’s request, the deferred compensation account will be deemed to bear interest at the rate prevailing for 30-year United States Treasury Bonds.

With respect to amounts of deferred director fees, deferred compensation or performance-based compensation, distributions will be made under the plan in the event of the participant’s retirement, death, termination due to disability, separation from service prior to the participant’s retirement date, upon the establishment of an unforeseeable emergency, upon a change in control, or upon the attainment of a specific date of distribution in a single lump sum or in up to 15 annual installment payments, as designated by the participant in his or her enrollment agreement. In the case of an unforeseeable emergency, the amounts distributed will not exceed the amounts necessary to satisfy the emergency plus an amount necessary to pay any taxes owed on the distribution. In the event the participant fails to designate a payment schedule on his enrollment agreement or if the entire balance credited to the participant’s account is less than $10,000, payment will be made in a single lump sum. In the event a participant dies before receiving the full amount of his benefit, the remaining amounts will be paid to the participant’s designated beneficiary according to the participant’s form of election or, if there is no designated beneficiary at the time of the participant’s death, to the participant’s estate in a single lump sum. Distributions to certain “specified employees” on account of their separation from service may be delayed for six months, if necessary, to comply with Internal Revenue Code Section 409A.
In addition, the nonqualified deferred compensation plan provides for benefits which supplement those paid under the 401(k) Savings Plan in the event of normal, early or postponed retirement, death, or termination of service. Such benefits will be equal to the sum of: (i) the maximum amount of employer matching contributions provided to a participant each calendar year, assuming a participant’s maximum contributions, reduced by the amount of employer matching contributions made for the participant under the 401(k) Savings Plan for such year, adjusted by gains and losses; (ii) commencing January 1, 2000, the amount of employer matching contributions not credited to a participant’s 401(k) Savings Plan account as a result of an employer error, adjusted by gains and losses, if any; and (iii) the maximum amount of discretionary employer contributions that would be provided to a participant under the 401(k) Savings Plan, assuming an allocation without taking into account the limitations imposed by the Internal Revenue Code, reduced by the amount of discretionary employer contributions actually made to a participant under the 401(k) Savings Plan for each such year, adjusted by gains and losses, if any. Benefits payable under this plan that supplement matching contributions under the 401(k) Savings Plan will be aggregated with benefits payable under the Supplemental ESOP (described below). Upon the occurrence of a distribution event, such benefits will be payable in either a lump sum or installments over a period of up to 15 years, at the election of the participant made in accordance with Section 409A of the Internal Revenue Code.
The nonqualified deferred compensation plan is considered an unfunded plan for tax and Employee Retirement Income Security Act purposes. All obligations owing under the plan are payable from the general assets of Northfield Bank and the Company and are subject to the claims of Northfield Bank’s or the Company’s creditors.
Supplemental Employee Stock Ownership Plan. The Northfield Bank Supplemental Employee Stock Ownership Plan (the “Supplemental ESOP”) is a benefit restoration plan that provides additional cash benefits, equal to the participant’s account balance, at retirement or other termination of employment (or upon a change in control) to participants who are key employees, who are approved by the Compensation Committee and whose benefits under the tax-qualified ESOP, described below, are limited by tax law limitations applicable to tax-qualified plans. In 2019, Messrs. Klein, Jacobs, Widmer and Ms. French were the only participants receiving a benefit from this plan. The Supplemental ESOP credits each participant who also participates in the tax-qualified ESOP with an annual amount equal to the sum of the difference (expressed in dollars) between (a) the number of shares of common stock of Northfield Bancorp, Inc. that would have been allocated to the participant’s account in the employee stock ownership plan, but for the tax law limitations, plus earnings thereon, and (b) the actual number of shares allocated to the participant’s account in the employee stock ownership plan plus earnings thereon. In each case, the number of shares will be multiplied by the fair market value of the shares on the allocation date to determine the annual allocation amount. Each participant is permitted to make investment recommendations for the annual amount credited to his or her account among a broadly diversified group of mutual funds selected for investment by a committee appointed by Northfield Bank’s Board of Directors to administer the Supplemental ESOP. Northfield Bank has established a rabbi trust to hold assets attributable to the Supplemental ESOP to informally fund its benefit obligation. Northfield Bank, at its discretion, may account for the Supplemental ESOP solely as bookkeeping entries. Whether or not a rabbi trust is established, the participant’s account value is based on the value of the investments in which the participant invests, or is deemed to invest, his account. Benefits distributed to participants from the Supplemental ESOP will be aggregated with benefits payable under the matching contributions portion of the Nonqualified Deferred Compensation Plan (described above). Upon the occurrence of a distribution event, such benefits will be payable in either a lump sum or installments over a period of up to 15 years, at the election of the participant made in accordance with Section 409A of Internal Revenue Code.

The following table sets forth certain information with respect to our nonqualified deferred compensation plans at and for the year ended December 31, 2019.

Nonqualified Deferred Compensation at and for the Year Ended December 31, 2019
Name	Executive contributions in last fiscal year ($)(1)	Registrant contributions in last fiscal year ($)(1)	Aggregate earnings in last fiscal year ($)(2)	Aggregate withdrawals/ distributions ($)	Aggregate balance at last fiscal year end ($)(3)
Steven M. Klein	18,900	49,284	139,172	—	710,616
William R. Jacobs	3,600	10,054	3,618	—	37,027
David V. Fasanella	22,319	250	2,076	—	24,645
Tara L. French	55,000	8,114	13,758	—	124,270
Michael J. Widmer	—	1,691	24,674	—	130,340

(1)
Contributions included in the “Executive contributions in last fiscal year” and the “Registrant contributions in last fiscal year” columns are included as compensation for the listed individuals in the Summary Compensation Table.

(2)
Amounts included in the “Aggregate earnings in last fiscal year” are not included as compensation for the listed individuals in the Summary Compensation Table as such earnings are not preferential or “above market.”

(3)
Amounts included in the “Aggregate balance at last fiscal year end” previously were reported as compensation for the listed individuals except to the extent that such balances reflect earnings, all of which were not preferential or “above market.”

Disability Coverage

Prior to January 1, 2020, Named Executive Officers and certain other members of senior management at Northfield Bank would be paid their full salary for the duration of any period of short-term disability, up to 26 weeks. As of January 1, 2020, this benefit is no longer offered. All Named Executive Officers purchase long-term disability coverage through Northfield Bank.
Life Insurance Coverage

Employees of Northfield Bank receive life insurance coverage of up to two times salary. Such life insurance coverage is generally capped at $500,000. However, in the case of Named Executive Officers, such life insurance coverage is capped at $750,000.
Employment Agreements

Northfield Bank has entered into employment agreements with each of the Named Executive Officers. Northfield Bancorp, Inc. is a signatory to each of the agreements for the sole purpose of guaranteeing payments thereunder. Each of these agreements has an initial term of three years. Each year, on the anniversary date of the agreements, the employment agreements for all Named Executive Officers renew for an additional year so that the remaining term will be three years unless notice of nonrenewal is provided to the executive prior to such anniversary date. If a contract is not renewed, the remaining term of the contract will be two years. The Compensation Committee of the Board of Directors conducts a performance evaluation of each executive for purposes of determining whether to renew the employment agreement. The Compensation Committee also evaluates the terms and conditions of the agreements prior to renewal, in consultation with independent third party compensation consultants, to determine that such terms and conditions are competitive with the market for the designated positions. The Compensation Committee will present its findings to the Board of Directors who either will approve renewal or nonrenewal. If the Board determines not to renew an employment agreement, it must give notice to the executive within the prescribed timeframe prior to the anniversary date as provided for in the underlying contract.
The employment agreement for Mr. Klein provides for payments and benefits, as defined in the contract, to be calculated for up to a three-year period and for Messrs. Jacobs and Fasanella, Ms. French, and Mr. Widmer, for up to a two-year period. Each of the contracts was renewed effective January 1, 2020.

Under the employment agreements, effective January 1, 2020, base salaries for Messrs. Klein, Jacobs, and Fasanella, Ms. French, and Mr. Widmer were $650,000, $365,000, $342,500, $342,500 and $297,000, respectively. In addition to base salary, each agreement provides for, among other things, participation in certain cash incentive programs and other employee retirement benefit and fringe benefit plans applicable to executive employees. Northfield Bank also will pay or reimburse each executive for all reasonable business expenses incurred by the executive in the performance of his/her obligations. In addition, Northfield Bank will pay directly or reimburse Mr. Klein for the expense of leasing an automobile and reasonable expenses associated with the use of such automobile. Each employment agreement may be terminated for cause at any time, in which event the executive would have no right to receive compensation or other benefits under the employment agreement for any period after termination.
Certain events resulting in the executive’s termination or resignation entitle the executive to payments of severance benefits following termination of employment. In the event the executive’s employment is terminated for reasons other than “just cause” (as defined in the employment agreements), “disability” (as defined in the employment agreements), or death, or in the event the executive resigns during the term of the agreement following:

(i)	the failure to elect or reelect or to appoint or reappoint the executive to the employee position;

(ii)	a material change in the executive’s functions, duties, or responsibilities that would cause the executive’s position to become one of lesser responsibility, importance or scope;

(iii)	a relocation of the executive’s principal place of employment by more than 35 miles from designated areas;

(iv)	a material reduction in the benefits and perquisites of the executive, other than a reduction in pay or benefits of all Northfield Bank employees;

(v)	the liquidation or dissolution of Northfield Bank or Northfield Bancorp, Inc. that would affect the status of the executive; or

(vi)	a material breach of the employment agreement by Northfield Bank;
the executive would be entitled to a lump sum cash severance payment and the continuation of certain health and welfare benefits (or a cash equivalent payment if such benefits cannot be provided) for the prescribed period of time after termination of employment, as more fully described under the table “Potential Payments to Named Executive Officers.” Any payment or benefit payable as a result of an executive’s involuntary termination or resignation for good reason (prior to a change in control) is contingent on the executive’s execution and non-revocation of a release of claims against Northfield Bancorp, Inc. and Northfield Bank.
In the event an executive’s employment is terminated (without cause) or the executive resigns in connection with or following a corporate transaction characterized as a “change in control” and due to the occurrence of one of the events described in the immediately preceding paragraph, the executive would also be entitled to a lump sum cash severance payment and the continuation of certain health and welfare benefits, including health and life insurance benefits for the prescribed period of time after termination of employment, as more fully described under the table “Potential Payments to Named Executive Officers.” Payments will be made in a lump sum within 30 days after the date of termination, or, if necessary to avoid penalties under Section 409A of the Internal Revenue Code, no later than the first day of the seventh month following the date of termination. In addition, the executive and his or her family would be entitled, at no expense to the executive, to the continuation of certain health and welfare benefits for 18 months following the date of termination. If such benefits cannot be provided, a lump sum cash payment for the value of such benefits will be made to the executive.
Notwithstanding the foregoing, in the event payments to the executive would result in an “excess parachute payment” as defined in Section 280G of the Internal Revenue Code, payments under the employment agreements would be reduced in order to avoid such a result.
The employment agreements provide that in the event of the executive’s disability, the executive’s obligation to perform services under the employment agreement will terminate, and the executive will continue to receive their then current base salary for one year. Such payments will be reduced by the amount of any short- or long-term disability benefits payable under any disability program sponsored by Northfield Bancorp, Inc. or Northfield Bank. If disability payments are not subject to federal income tax, then amounts payable to the executives under the employment agreements shall be tax adjusted assuming a combined federal, state and city tax rate of 38%, for purposes of determining the reduction in payments under the agreement, to reflect the tax-free nature of the disability payments. In addition, the executive and his dependents will continue to be provided with certain medical, dental and other health benefits on the same terms as those provided prior to the executive’s termination for a period of one year.

In the event of the executive’s death, the executive’s estate or beneficiaries will be paid the executive’s base salary for one year and will receive continued medical, dental, and other health benefits for one year on the same terms as those provided prior to the executive’s death.
Upon termination of employment, other than in connection with a change in control, the executives agree not to solicit Northfield Bank’s employees or customers for a period of one year (two years in the case of Mr. Klein if receiving benefits under the agreement). Also, if receiving severance payments under the agreement (other than following a change in control) the executives agree not to compete with Northfield Bank for a period of one year in the case of Messrs. Jacobs and Fasanella, Ms. French, and Mr. Widmer, and two years in the case of Mr. Klein in any city, town or county in which the executive’s normal business office is located and Northfield Bank has an office or has filed an application for regulatory approval to establish an office.
Potential Payments to Named Executive Officers

The following table sets forth estimates of the amounts that would be payable to the listed individuals, under their employment agreements and stock option and restricted stock agreements in the event of their termination of employment on January 1, 2020, under designated circumstances. The table does not include vested or accrued benefits under qualified and nonqualified benefit plans or qualified or nonqualified deferred compensation plans that are disclosed elsewhere in this report. The estimates shown are highly dependent on a variety of factors, including but not limited to the date of termination, interest rates, federal, state, and local tax rates, and compensation history. Actual payments due could vary substantially from the estimates shown. For example, the amounts presented in the table below for discharge without Cause or resignation with Good Reason in connection with a change in control have not been reduced to reflect any cut-back required to avoid an excess parachute payment under section 280G of the Internal Revenue Code. We consider each termination scenario listed below to be exclusive of all other scenarios and do not expect that any of our executive officers would be eligible to collect the benefits shown under more than one termination scenario. If an executive officer is terminated for “just cause” as defined in the employment agreement, the Company has no contractual payment or other obligations under the employment agreement.

	Mr. Klein	Mr. Jacobs	Mr. Fasanella	Ms. French	Mr. Widmer
Disability(1)
Salary continuation	$487,497	$202,497	$179,997	$179,997	$134,497
Acceleration of vesting of equity awards(6)	296,840	111,200	84,800	—	106,800
Medical, dental and other health benefits	21,838	144	15,690	—	21,838
Total	$806,175	$313,841	$280,487	$179,997	$263,135
Death(2)
Salary (lump-sum payment)	$650,000	$365,000	$342,500	$342,500	$297,000
Acceleration of vesting of equity awards(6)	296,840	111,200	84,800	—	106,800
Medical, dental and other health benefits	21,838	144	15,690	—	21,838
Total	$968,678	$476,344	$442,990	$342,500	$425,638

Discharge Without Cause or Resignation With Good Reason — No Corporate Transaction(3)
Salary (lump sum)	$1,950,000	$730,000	$685,000	$685,000	$594,000
Bonus (lump sum)	651,477	208,920	200,142	208,590	179,866
Medical, dental and other health benefits(4)	52,683	970	34,831	—	52,683
Life insurance contributions(4)	909	492	3,122	3,921	947
Total	$2,655,069	$940,382	$923,095	$897,511	$827,496

Discharge Without Cause or Resignation With Good Reason — Corporate Transaction(5)
Salary (lump sum)	$1,950,000	$730,000	$685,000	$685,000	$594,000
Bonus (lump sum – see below)(5)
Relating to Change in Control	690,000	218,998	202,284	222,726	191,886
Relating to Merger of Equals	651,477	208,920	200,142	208,590	179,866
Acceleration of vesting of equity awards(6)	296,840	111,200	84,800	—	106,800
Medical, dental and other health benefits	52,683	970	34,831	—	52,683
Life insurance contributions	909	492	2,357	3,921	947
Total (Change in Control)	$2,990,432	$1,061,660	$1,009,272	$911,647	$946,316
Total (Merger of Equals)	$2,951,909	$1,051,582	$1,007,130	$897,511	$934,296

(1)
All Named Executive Officers receive, for one year following such disability, base salary for one year. The employment agreement provides the executive with her or his base salary in the first year following disability, reduced by any assumed short-term or long-term disability insurance benefits provided under separate insurance plans we maintain. The amounts due under the employment agreements are reduced by any assumed short-term or long-term disability insurance benefits provided under separate insurance plans on a tax-equivalent basis (assuming a 38% tax rate), if such short-term or long-term disability benefits are excludable for federal income tax purposes. Each Named Executive Officer also receives health benefits previously provided for a period of one year under the same terms immediately prior to termination due to disability.

(2)
Each of the employment agreements provides for a lump sum death benefit equal to one year of base salary for each executive. The employment agreements also provide for the continuation of medical, dental, and other health benefits to the executive’s family for a period of one year at the same terms and cost to the executive immediately prior to his death.

(3)
The employment agreement for Mr. Klein provides for the lump-sum payment of: three times base salary; three times the average annual bonus/and or incentive award for three years prior to the year of termination. Employment agreements for Mr. Jacobs, Mr. Fasanella, Ms. French, and Mr. Widmer provide for the lump-sum payment of: two times base salary; two times the average annual bonus/and or incentive award for two years prior to the year of termination.

(4)
Employment agreements for Messrs. Klein, Jacobs, and Fasanella, Ms. French, and Mr. Widmer provide for medical, dental, and other health and welfare benefits to the executive and his/her family, at no cost to the executive for a period of 18 months from the date of termination. The reported figures reflect the estimated present value of the future health care premiums costs, calculated utilizing similar health care cost increase assumptions we used in measuring our liability for such benefits for financial statement purposes. For purposes of this presentation, the estimated future costs were discounted at a 2% annual compounding rate. The reported figures also include the estimated costs of group term life insurance benefits at a discount rate of 2% compounded annually.

(5)
Each employment agreement provides for severance benefits on termination following a corporate transaction, defined as a Change in Control, only if the executive’s employment is terminated involuntarily or they resign with Good Reason. Under each of the employment agreements, amounts payable under a Change in Control are identical to those payable for “Discharge Without Cause or Resignation With Good Reason — no Corporate Transaction” except that: (i) payments pertaining to bonus and/or incentive awards are based upon the highest annual bonus and/or incentive award earned in any of the three years preceding the year in which the termination occurs in the case of Mr. Klein, and in any of the two years preceding the year in which the termination occurs in the case of Messrs. Jacobs and Fasanella, Ms. French, and Mr. Widmer. All employment agreements limit the total payments to an executive to an amount that is one dollar less than three times the executive’s “base amount” as defined in Section 280G of the Internal Revenue Code. Amount reported as “Bonus” is modified based on whether the corporate transaction is a Change in Control or Merger of Equals, as defined in the 2014 Equity Incentive Plan and related equity award agreements. Although the term “Merger of Equals” is not a defined term in the employment agreements, in the event of a Merger of Equals, followed by a termination without cause or for good reason an executive would receive the same bonus as set forth above under Discharge without cause or Resignation with Good Reason — No Corporate Transaction.

(6)
Equity award agreements for all participants, including Named Executive Officers, provide for the acceleration of unvested equity awards in the event of disability, death, and in certain corporate transactions including a Change in Control as defined under the 2014 Equity Incentive Plan, and a Merger of Equals as defined in the related equity award agreements for all participants. The 2014 Equity Incentive Plan and related forms of equity award agreements have been filed as exhibits to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. Forms of equity award agreements for option and equity awards made in 2015 have been filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015. The amounts reported represent the value of unvested equity awards at December 31, 2019, calculated as the sum of: (a) unvested shares of restricted stock multiplied by the last reported closing price of the Company’s common stock as reported on December 31, 2019, of $16.96 per share; and (b) unvested stock options multiplied by $2.20 for options awarded in 2015. The $2.20 value of each option granted in 2015 represents the last reported closing price of the Company’s stock on December 31, 2019, less the 2015 option exercise price of $14.76.

Say-on-Pay

At the 2019 Annual Meeting, stockholders voted, on an advisory basis, whether to approve the compensation paid to the Named Executive Officers (“say-on-pay”). A majority of the votes (97%) were cast in favor of the resolution to approve the executive compensation described in the Proxy Statement. At the 2019 Annual Meeting, stockholders also voted on a non-binding proposal to establish whether stockholders should vote on executive compensation every one, two, or three years. A majority of the votes were cast in favor of holding the non-binding vote on executive compensation every year. The Board of Directors took this vote into account in passing a resolution in which it approved holding a non-binding stockholder vote on executive compensation every year.
Director Compensation

Every three years, director compensation is reviewed in detail by the Compensation Committee, in consultation with the Nominating and Corporate Governance Committee. The Compensation Committee considers, among other things, the size and complexity of the Company, as well as the responsibilities, marketplace availability of necessary skill sets, and the time commitment necessary for the Board, its committees, and its committee chairs, to adequately discharge their oversight roles and responsibilities. The Compensation Committee utilizes the assistance of an independent, third-party compensation consultant, Pearl Meyer & Partners, LLC (Pearl Meyer), and available peer and survey data, regarding director compensation at other comparable financial institutions, as part of this process. For interim years between detailed reviews, the Compensation Committee reviews current market conditions and trends in director compensation in consultation with its independent third-party compensation consultant. In 2016, the Compensation Committee performed its triennial detailed review of director compensation. For 2019, the Compensation Committee reviewed current market conditions and trends in director compensation with Pearl Meyer and based on this review, in consultation with the Nominating and Corporate Governance Committee, made a recommendation to the Board that fees for board and committee participation, as well as fees for committee chairmanship, should remain unchanged, with the exception of Mr. Alexander. Effective June 1,2019, the directors approved an annual retainer in the amount of $60,000 payable to Mr. Alexander as Chairman of the Board, in addition to his directors’ fees.
The following table sets forth the director and committee fee structure for the Board and its standing committees (all of which are paid in cash) as of December 31, 2019. Directors who are also employees of the Company receive no additional compensation for service as a director. Attendance fees, and one-fourth of any annual fee, are paid in arrears on a quarterly basis, unless a director elects to have such fees or a portion thereof, deferred under our nonqualified deferred compensation plan, described below.

	Board of Directors(1)	Audit Committee	Compensation Committee	Nominating and Corporate Governance Committee
Annual Fee-Chair	$60,000	$26,000	$10,000	$8,000
Annual Fee-Members	$54,000	$13,000	—	—
Per Meeting Fee	—	—	$1,100	$1,100
(1) Effective June 1, 2019, Mr. Alexander’s annual Chair fee was increased to $60,000, from $40,000. Mr. Alexander is an ex officio member of all Board committees, subject to individual committee membership requirements, and is not paid per-meeting fees for attendance.
Members of other committees of the Board receive a $1,100 per meeting attendance fee and chairs of such committees receive an annual committee chair fee of $8,000. In addition, the Lead Director of the Company receives an annual fee of $8,000.
The Company also pays directly or reimburses directors for normal, customary, and necessary business expenses, which include computer tablets to access board meeting materials, relevant professional memberships, and costs associated with participation in professional training seminars occurring primarily in the Company’s local market area.
The following table sets forth for the year ended December 31, 2019, certain information as to the total remuneration we paid or that was earned by our directors. Mr. Klein does not receive separate compensation for his service as a director.

Name	Fees earned or paid in cash ($)(1)	All other compensation ($)(2)	Total ($)
John W. Alexander	130,867	13,580	144,447
Annette Catino	85,700	13,580	99,280
Gil Chapman	86,000	13,580	99,580
John P. Connors, Jr.	93,100	13,580	106,680
Timothy C. Harrison	101,600	13,580	115,180
Karen J. Kessler	88,400	13,580	101,980
Frank P. Patafio	103,100	13,580	116,680
Patrick L. Ryan	84,800	6,715	91,515
Patrick E. Scura, Jr.	95,700	13,580	109,280
Paul V. Stahlin	76,900	—	76,900

(1)
Includes retainer payments, meeting fees, and committee and/or chairmanship fees earned during the calendar year, whether the director received payment of such amounts or elected to defer them. Includes $17,000 in director fees for Mr. Alexander’s service on Northfield Bank subsidiary boards.

(2)	All other compensation consists solely of dividends paid upon the vesting of restricted stock awards that were withheld while the restricted stock awards were unvested.

The following table sets forth certain information regarding stock awards and stock options outstanding at December 31, 2019, for non-employee directors:

Outstanding Director Equity Awards at Fiscal Year-End
	Option Awards					Stock Awards
Name	Grant Date	Number of securities underlying unexercised options (exercisable) (#)	Number of securities underlying unexercised options (unexercisable) (#)	Option exercise price ($)	Option expiration date(1)	Number of shares or units of stock that have not vested (#)
John W. Alexander	6/11/14	130,056	—	13.13	6/11/24	—
	5/27/15	119,403	6,400	14.76	5/27/25	2,500
Annette Catino	6/11/14	75,000	—	13.13	6/11/24	—
	5/27/15	25,600	6,400	14.76	5/27/25	2,500
Gil Chapman	6/11/14	75,000	-	13.13	6/11/24	—
	5/27/15	25,600	6,400	14.76	5/27/25	2,500
John P. Connors, Jr.	6/11/14	75,000	—	13.13	6/11/24	—
	5/27/15	25,600	6,400	14.76	5/27/25	2,500
Timothy C. Harrison	6/11/14	75,000	—	13.13	6/11/24	—
	5/27/15	25,600	6,400	14.76	5/27/25	2,500
Karen J. Kessler	6/11/14	75,000	—	13.13	6/11/24	—
	5/27/15	25,600	6,400	14.76	5/27/25	2,500
Frank P. Patafio	6/11/14	75,000	—	13.13	6/11/24	—
	5/27/15	25,600	6,400	14.76	5/27/25	2,500
Patrick L. Ryan	8/01/17	42,800	2,944	16.74	8/01/27	2,500
Patrick E. Scura, Jr.	6/11/14	75,000	—	13.13	6/11/24	—
	5/27/15	25,600	6,400	14.76	5/27/25	2,500

(1)	Stock options expire if unexercised 10 years from the grant date.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Equity Compensation Plans Approved by Stockholders

Set forth below is certain information as of December 31, 2019, regarding equity compensation plans that have been approved by stockholders.

Equity compensation plans approved by stockholders	Number of securities to be issued upon exercise of outstanding options and rights	Weighted average exercise price(1) ($)	Number of securities remaining available for issuance under the plan(2)(3)
2014 Equity Incentive Plan:
Restricted Stock	—	N/A	—
Stock Options	2,227,193	13.64	—
Total	2,227,193	N/A	—
2019 Equity Incentive Plan:
Restricted Stock	—	N/A
Stock Options	—	N/A	6,000,000
Total	—	N/A	6,000,000

(1)	Exercise price relates only to stock options.

(2)
Upon stockholder approval of the Northfield Bancorp, Inc. 2019 Equity Incentive Plan on May 22, 2019, the Northfield Bancorp, Inc. 2014 Equity Incentive Plan was frozen and equity awards that otherwise would have been available for issuance are no longer available for grant. The 2019 Equity Incentive Plan permits the Compensation Committee of the Board to award, at its discretion, the remaining securities available for issuance under the plans entirely in stock options.

(3) Under the 2019 Equity Incentive Plan the maximum number of shares of stock that may be delivered to participants in the form of stock options or stock appreciation rights (SARs) is six million. To the extent an equity award is issued in the form of a restricted stock grant or restricted stock unit, the number of stock options/SARs that can be granted is reduced by 4.5. The maximum number of shares of stock that may be delivered to participants in the form of restricted stock awards or restricted stock units is 1,333,333.
The Company’s only equity compensation program that was not approved by stockholders is its Employee Stock Ownership Plan.
Stock Ownership

Persons and groups who beneficially own in excess of 5% of our shares of common stock are required to file certain reports with the Securities and Exchange Commission (the “SEC”) regarding such ownership pursuant to the Securities Exchange Act of 1934 (the “Exchange Act”). The following table sets forth, as of March 13, 2020, the shares of our common stock beneficially owned by each person known to us who was the beneficial owner of more than 5% of the outstanding shares of common stock.

Name and Address of Beneficial Owner(s)	Amount of Shares Owned and Nature of Beneficial Ownership(1)		Percent of Shares of Common Stock Outstanding
Northfield Bank Employee Stock Ownership Plan Trust 2 Enterprise Drive, Suite 408 Shelton, CT 06484	3,518,952		7.2%

Blackrock, Inc. 55 East 52nd Street New York, NY 10055	6,888,138	(2)	14.0%

The Vanguard Group 100 Vanguard Blvd. Malvern, PA 19355	4,799,762	(3)	9.8%

Dimensional Fund Advisors, LP Building One 6300 Bee Cave Road Austin, TX 78746	3,811,682	(4)	7.8%

(1)
In accordance with Rule 13d-3 under the Exchange Act, a person or entity is deemed to be the beneficial owner for purposes of this table, of any shares of common stock if they have shared voting or investment power with respect to such security, or a right to acquire beneficial ownership at any time within 60 days from the date as of which beneficial ownership is being determined. As used herein, “voting power” is the power to vote or direct the voting of shares and “investment power” is the power to dispose or direct the disposition of shares, and includes all shares held directly as well as by spouses and minor children, in trust and other indirect ownership, over which shares the named individuals effectively exercise sole or shared voting or investment power.

(2)	This information is based on Schedule 13G/A filed with the Securities Exchange Commission on February 4, 2020.

(3)	This information is based on Schedule 13G/A filed with the Securities Exchange Commission on February 12, 2020.

(4)	This information is based on Schedule 13G/A filed with the Securities Exchange Commission on February 12, 2020.

The table below sets forth certain ownership information regarding our Board of Directors and the Named Executive Officers as of March 13, 2020. It is intended that the proxies solicited on behalf of the Board of Directors (other than proxies in which the vote is withheld as to the nominee) will be voted at the Annual Meeting for the election of the nominees identified above. If the nominees are unable to serve, the shares represented by all such proxies will be voted for the election of such substitute as the Board of Directors may recommend. At this time, the Board of Directors knows of no reason why the nominees might be unable to serve, if elected.

Name(1)	Positions Held in Northfield Bancorp, Inc.	Shares of Common Stock Beneficially Owned(2)		Percent of Class
John W. Alexander	Director and Chairman of the Board	563,975	(3)	1.1%
Annette Catino	Director	376,836	(4)	*
Gil Chapman	Director	164,953	(5)	*
John P. Connors, Jr.	Director	276,295	(6)	*
Timothy C. Harrison	Director	152,115	(7)	*
Karen J. Kessler	Director	149,446	(8)	*
Steven M. Klein	Director, President, and Chief Executive Officer	880,970	(9)	1.7%
Frank P. Patafio	Director	343,370	(10)	*
Patrick L. Ryan	Director	268,410	(11)	*
Patrick E. Scura, Jr.	Director	129,968	(12)	*
Paul V. Stahlin	Director	7,846		*
David V. Fasanella	Executive Vice President, Chief Lending Officer	19,582	(13)	*
William R. Jacobs	Executive Vice President, Chief Financial Officer	78,750	(14)	*
Tara L. French	Executive Vice President, Chief Administrative Officer	26,154	(15)	*
Michael J. Widmer	Executive Vice President, Operations	120,236	(16)	*
All Directors and Executive Officers as a group (15 individuals)		3,558,906		7.0%(17)

*	Less than 1%.

(1)	The mailing address for each person listed is 581 Main Street, Suite 810, Woodbridge, New Jersey, 07095.

(2)	See definition of “beneficial ownership” in the table “Voting Securities and Principal Holders Thereof.”

(3)
Includes 275,583 shares held jointly with Mr. Alexander’s spouse, and 33,587 shares allocated to Mr. Alexander under Northfield Bank’s ESOP. Also includes 249,459 shares that may be acquired within 60 days of March 13, 2020, by exercising options.

(4)
Includes 89,852 shares held jointly with Ms. Catino’s spouse, 6,000 shares held in Ms. Catino’s IRA account, and 37,460 shares held in Ms. Catino’s SEP account. Also includes 100,600 shares that may be acquired within 60 days of March 13, 2020, by exercising options.

(5)
Includes 7,500 shares held in Mr. Chapman’s IRA accounts, 29,111 shares held jointly with Mr. Chapman’s spouse and 6,610 shares held by Mr. Chapman’s spouse. Also includes 100,600 shares that may be acquired within 60 days of March 13, 2020, by exercising options.

(6)
Includes 37,122 shares held in Mr. Connors’ IRA accounts, 14,300 shares held jointly with Mr. Connors’ spouse, and 841 shares held by Mr. Connors’ spouse. Also includes 100,600 shares that may be acquired within 60 days of March 13, 2020, by exercising options.

(7)	Includes 100,600 shares that may be acquired within 60 days of March 13, 2020, by exercising options.

(8)	Includes 3,500 shares held in Ms. Kessler’s IRA account. Also includes 100,600 shares that may be acquired within 60 days of March 13, 2020, by exercising options.

(9)
Includes 52,696 shares held in Northfield Bank’s 401(k) Plan and 38,478 shares allocated to Mr. Klein under Northfield Bank’s ESOP. Also includes 426,000 shares that may be acquired within 60 days of March 13, 2020, by exercising options.

(10)
Includes 101,000 shares held jointly with Mr. Patafio’s spouse and 52,150 shares held by Mr. Patafio’s spouse. Includes 100,600 shares that may be acquired within 60 days of March 13, 2020, by exercising options.

(11) Includes 135,000 shares held in family trusts, 7,000 shares held by Mr. Ryan’s spouse, 35,000 shares held in Mr. Ryan’s IRA, and 10,000 shares held by a limited liability company controlled by Mr. Ryan. Includes 42,800 shares that may be acquired within 60 days of March 13, 2020, by exercising options.
(12) Includes 100,600 shares that may be acquired within 60 days of March 13, 2020, by exercising options.
(13) Includes 1,874 shares held in Northfield Bank’s 401(k) Plan.

(14)	Includes 10,185 shares held in Northfield Bank’s 401(k) Plan, and 22,541 shares allocated to Mr. Jacobs under Northfield Bank’s ESOP.
(15) Includes 1,996 shares allocated to Ms. French under Northfield Bank’s ESOP and 12,500 shares that may be acquired within 60 days of March 13, 2020, by exercising options.
(16) Includes 24,029 shares held jointly with Mr. Widmer’s spouse, and 29,257 shares allocated to Mr. Widmer under Northfield Bank’s ESOP. Also includes 40,000 shares that may be acquired within 60 days of March 13, 2020, by exercising options.
(17) Directors and executive officers beneficially owned 3,558,906 shares of common stock, or 7.0% of the outstanding shares. To calculate ownership percentages of all directors and executive officers as a group, outstanding shares at March 13, 2020, have been increased by 1,474,959 shares, representing options held by all directors and executive officers of Northfield Bancorp, Inc. that may be acquired within 60 days by exercising such options.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Transactions with Certain Related Persons

Loans and Extensions of Credit. The Sarbanes-Oxley Act of 2002 generally prohibits us from making loans to our executive officers and directors, but it contains a specific exemption from such prohibition for loans made by Northfield Bank to our executive officers and directors in compliance with federal banking regulations.
The aggregate amount of our outstanding loans to our executive officers and directors and their related entities was $343,572 at December 31, 2019. All such loans were made in the ordinary course of business, were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable loans with persons not related to Northfield Bank, and did not involve more than the normal risk of collectability or present other unfavorable features. These loans were performing according to their original terms at December 31, 2019, and were made in compliance with federal banking regulations.
Director Independence

The Board of Directors affirmatively determines the independence of each director in accordance with NASDAQ Stock Market rules, which include all elements of independence as set forth in the listing requirements for NASDAQ securities. The Board of Directors has determined that each of the above directors, other than John W. Alexander and Steven M. Klein, meets the independence standards to serve on the Board of Directors. In addition, the Board of Directors has determined that all of the above directors, other than John W. Alexander and Steven M. Klein, qualify to serve on the Audit Committee and the Compensation Committee pursuant to additional applicable independence requirements and guidelines of NASDAQ and the rules and regulations of the SEC.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Auditor Fees and Services

The following table presents fees for professional services rendered by KPMG LLP, our independent registered public accounting firm, for 2019 and 2018.

	Year Ended December 31,
	2019	2018
Audit Fees	$637,000	$607,000
Audit-Related Fees	135,000	20,000
Total Fees	$772,000	$627,000

The aggregate fees included in the Audit Fees category were fees billed or expected to be billed for the calendar years for the audit of our annual financial statements and the review of our quarterly financial statements.
Audit Fees. Audit fees of $637,000 for the year ended December 31, 2019, and $607,000 for the year ended December 31, 2018, were for professional services rendered for the audits of our consolidated financial statements, review of quarterly financial information, and the internal control attestations required under the Sarbanes-Oxley Act of 2002 and the Federal Deposit Insurance Corporation regulations for the years ended December 31, 2019 and 2018.
Audit-Related Fees. During 2019, the Company incurred $100,000 in fees for professional services rendered in connection with the Company’s adoption of Accounting Standards Update (ASU) No. 2016-13, Measurement of Credit Losses for Financial Instruments. Also, the Company incurred $35,000 in fees for professional services rendered by KPMG LLP in connection with a registration statement on Form S-4 in conjunction with the acquisition of VSB Bancorp, Inc. During 2018, the Company incurred $20,000 in professional fees in connection with the Company’s adoption of Accounting Standards Update (ASU) No. 2016-02, Leases.
Tax Fees or Other Fees. No tax fees or other fees were incurred for 2019 or 2018.

Policy for Approval of Audit and Permitted Non-audit Services

The Audit Committee’s policy is to pre-approve all audit and non-audit services provided by the independent registered public accounting firm, either by approving services prior to the engagement or pursuant to a pre-approval policy with respect to particular services. These services may include audit services, audit-related services, and other services. The Audit Committee has delegated pre-approval authority to the Chairman of the Audit Committee when expediency is necessary. The independent registered public accounting firm and management are required to periodically report to the full Audit Committee regarding the extent of services provided by the independent registered public accounting firm in accordance with this pre-approval, and the fees for the services performed to date.

All audit, and other categories of fees, as applicable, were approved either as part of our engagement of KPMG LLP or pursuant to the pre-approval policy described above. The Audit Committee concluded that the provision of all such services, as applicable, by KPMG LLP was compatible with the maintenance of that firm’s independence in the conduct of its auditing functions.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(3)    Exhibits

Exhibit No.	Description	Location
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTHFIELD BANCORP, INC.

Date:	March 16, 2020	By:	/s/ Steven M. Klein
Steven M. Klein
President and Chief Executive Officer
(Duly Authorized Representative)