Form 10-Q
period 2020-03-31
Northfield Bancorp, Inc.
filed 2020-05-11
CIK 1493225

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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
As of April 30, 2020, the registrant had 49,291,928 shares of Common Stock, par value $0.01 per share, issued and outstanding.

NORTHFIELD BANCORP, INC.
Form 10-Q Quarterly Report

PART I
ITEM 1.     FINANCIAL STATEMENTS

NORTHFIELD BANCORP, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited) (In thousands, except share amounts)

	March 31, 2020	December 31, 2019
ASSETS:
Cash and due from banks	$20,080	$15,409
Interest-bearing deposits in other financial institutions	94,619	132,409
Total cash and cash equivalents	114,699	147,818
Trading securities	8,388	11,222
Debt securities available-for-sale, at estimated fair value	1,061,443	1,138,352
Debt securities held-to-maturity, at amortized cost	8,706	8,762
(estimated fair value of $9,002 at March 31, 2020, and $8,886 at December 31, 2019)
Equity securities	3,483	3,341
Originated loans held-for-investment, net	3,098,760	2,987,067
Loans acquired	393,491	432,653
Purchased credit-impaired (“PCI”) loans held-for-investment	16,886	17,365
Loans held-for-investment, net	3,509,137	3,437,085
Allowance for loan losses	(36,800)	(28,707)
Net loans held-for-investment	3,472,337	3,408,378
Accrued interest receivable	14,298	14,609
Bank owned life insurance	154,333	153,459
Federal Home Loan Bank of New York stock, at cost	29,855	39,575
Premises and equipment, net	25,670	25,659
Goodwill	38,411	38,411
Operating lease right-of-use assets	41,473	39,504
Other assets	23,685	26,212
Total assets	$4,996,781	$5,055,302
LIABILITIES AND STOCKHOLDERS’ EQUITY:
LIABILITIES:
Deposits	$3,485,546	$3,408,233
Securities sold under agreements to repurchase	75,000	75,000
Other borrowings	641,357	782,004
Operating lease liabilities	45,932	44,069
Advance payments by borrowers for taxes and insurance	22,444	20,045
Accrued expenses and other liabilities	24,186	30,098
Total liabilities	4,294,465	4,359,449
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value: 25,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value: 150,000,000 shares authorized, 60,933,707 shares issued at
March 31, 2020 and December 31, 2019, 49,291,928 and 49,175,347 outstanding at March 31, 2020, and December 31, 2019, respectively	609	609
Additional paid-in-capital	547,712	548,486
Unallocated common stock held by employee stock ownership plan	(19,492)	(19,740)
Retained earnings	321,981	322,581
Accumulated other comprehensive income	10,693	4,699
Treasury stock at cost: 11,641,779 and 11,758,360 shares at March 31, 2020, and December 31, 2019, respectively	(159,187)	(160,782)
Total stockholders’ equity	702,316	695,853
Total liabilities and stockholders’ equity	$4,996,781	$5,055,302
See accompanying notes to unaudited consolidated financial statements.

NORTHFIELD BANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited) (In thousands, except per share data)

	Three Months Ended March 31,
	2020	2019
Interest income:
Loans	$35,337	$32,590
Mortgage-backed securities	5,622	4,074
Other securities	1,024	1,865
Federal Home Loan Bank of New York dividends	577	402
Deposits in other financial institutions	172	535
Total interest income	42,732	39,466
Interest expense:
Deposits	9,279	10,247
Borrowings	3,520	1,889
Total interest expense	12,799	12,136
Net interest income	29,933	27,330
Provision for loan losses	8,183	59
Net interest income after provision for loan losses	21,750	27,271
Non-interest income:
Fees and service charges for customer services	1,120	1,140
Income on bank owned life insurance	876	896
(Losses) gains on available-for-sale debt securities, net	(13)	155
(Losses) gains on trading securities, net	(1,992)	1,086
Other	117	37
Total non-interest income	108	3,314
Non-interest expense:
Compensation and employee benefits	7,289	11,020
Occupancy	3,060	3,282
Furniture and equipment	333	259
Data processing	1,460	1,263
Professional fees	1,109	747
Advertising	818	764
FDIC insurance	—	277
Other	1,613	1,592
Total non-interest expense	15,682	19,204
Income before income tax expense	6,176	11,381
Income tax expense	1,625	2,610
Net income	$4,551	$8,771
Net income per common share:
Basic	$0.10	$0.19
Diluted	$0.10	$0.19

See accompanying notes to unaudited consolidated financial statements.

NORTHFIELD BANCORP, INC. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME - (Continued) (Unaudited) (In thousands)
	Three Months Ended March 31,
	2020	2019
Net Income	$4,551	$8,771
Other comprehensive income:
Unrealized gains on debt securities available-for-sale:
Net unrealized holding gains	8,310	8,763
Less: reclassification adjustment for net losses (gains) included in net income	13	(155)
Net unrealized gains	8,323	8,608
Income tax expense related to net unrealized holding gains on debt securities available-for-sale	(2,326)	(2,453)
Income tax (benefit) expense related to reclassification adjustment for (losses) gains included in net income	(3)	43
Other comprehensive income, net of tax	5,994	6,198
Comprehensive income	$10,545	$14,969

See accompanying notes to unaudited consolidated financial statements.

NORTHFIELD BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Three Months Ended March 31, 2020 and 2019
(Unaudited) (In thousands, except share data)

	Common Stock
	Shares Outstanding	Par Value	Additional Paid-in Capital	Unallocated Common Stock Held by the Employee Stock Ownership Plan	Retained Earnings	Accumulated Other Comprehensive Income (loss) Net of tax	Treasury Stock	Total Stockholders' Equity
Balance at December 31, 2018	49,635,673	$609	$546,219	$(20,992)	$302,544	$(9,147)	$(152,794)	$666,439
Net income					8,771			8,771
Other comprehensive income, net of tax						6,198		6,198
ESOP shares allocated or committed to be released			187	249				436
Stock compensation expense			1,328					1,328
Exercise of stock options, net	138,123		(873)				1,868	995
Cash dividends declared and paid ($0.10 per common share)					(4,727)			(4,727)
Balance at March 31, 2019	49,773,796	$609	$546,861	$(20,743)	$306,588	$(2,949)	$(150,926)	$679,440

Balance at December 31, 2019	49,175,347	$609	$548,486	$(19,740)	$322,581	$4,699	$(160,782)	$695,853
Net income					4,551			4,551
Other comprehensive income, net of tax						5,994		5,994
ESOP shares allocated or committed to be released			198	248				446
Stock compensation expense			448					448
Issuance of restricted stock	103,581		(1,416)				1,416	—
Exercise of stock options, net	13,000		(4)				179	175
Cash dividends declared and paid ($0.11 per common share)					(5,151)			(5,151)
Balance at March 31, 2020	49,291,928	$609	$547,712	$(19,492)	$321,981	$10,693	$(159,187)	$702,316
See accompanying notes to unaudited consolidated financial statements.

NORTHFIELD BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (In thousands)

	Three Months Ended March 31,
	2020	2019

Net income	$4,551	$8,771
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	8,183	59
ESOP and stock compensation expense	894	1,764
Depreciation	795	771
Amortization of premiums, and deferred loan costs, net of (accretion) of discounts, and deferred loan fees	1,065	861
Amortization of intangible assets	55	69
Amortization of operating lease right-of-use assets	1,059	1,057
Income on bank owned life insurance	(876)	(896)
Losses (gains) on available-for-sale debt securities, net	13	(155)
Losses (gains) on trading securities, net	1,992	(1,086)
Net sales of trading securities	842	295
Decrease (increase) in accrued interest receivable	311	(246)
(Increase) decrease in other assets	(1,023)	3,118
Decrease in accrued expenses and other liabilities	(5,912)	(4,753)
Net cash provided by operating activities	11,949	9,629
Cash flows from investing activities:
Net increase in loans receivable	(72,609)	(11,156)
Purchases of Federal Home Loan Bank of New York stock	(7,515)	(1,125)
Redemptions of Federal Home Loan Bank of New York stock	17,235	1,125
Purchases of debt securities available-for-sale	(26,320)	(150,074)
Purchases of equity securities	(142)	(177)
Principal payments and maturities on debt securities available-for-sale	110,946	42,972
Principal payments and maturities on debt securities held-to-maturity	52	53
Proceeds from sale of debt securities available-for-sale	—	29,163
Proceeds from bank owned life insurance	2	—
Purchases and improvements of premises and equipment	(806)	(377)
Net cash provided by (used in) investing activities	20,843	(89,596)
Cash flows from financing activities:
Net increase in deposits	77,313	88,693
Dividends paid	(5,151)	(4,727)
Exercise of stock options	175	995
Increase in advance payments by borrowers for taxes and insurance	2,399	2,716
Repayments under capital lease obligations	—	(44)
Proceeds from securities sold under agreements to repurchase and other borrowings	220,353	25,397
Repayments related to securities sold under agreements to repurchase and other borrowings	(361,000)	(25,000)
Net cash (used in) provided by financing activities	(65,911)	88,030
Net (decrease) increase in cash and cash equivalents	(33,119)	8,063
Cash and cash equivalents at beginning of period	147,818	77,762
Cash and cash equivalents at end of period	$114,699	$85,825

See accompanying notes to unaudited consolidated financial statements.

NORTHFIELD BANCORP, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued) (Unaudited) (In thousands)
	Three Months Ended March 31,
	2020	2019
Supplemental cash flow information:
Cash paid during the period for:
Interest	$13,003	$11,683
Income taxes	550	401
Non-cash transactions:
Loan charge-offs, net	90	70
Initial recognition of operating lease right-of use assets	—	43,560
Initial recognition of operating lease liabilities	—	47,328
See accompanying notes to unaudited consolidated financial statements.

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements
Note 1 – Consolidated Financial Statements
Basis of Presentation
The consolidated financial statements are comprised of the accounts of Northfield Bancorp, Inc. (the “Company”) and its wholly owned subsidiaries, Northfield Investments, Inc. and Northfield Bank (the “Bank”), and the Bank’s wholly-owned significant subsidiaries, NSB Services Corp. and NSB Realty Trust, collectively (the “Company”). All significant intercompany accounts and transactions have been eliminated in consolidation.

In the opinion of management, all adjustments (consisting solely of normal and recurring adjustments) necessary for the fair presentation of the consolidated statements of financial condition and the consolidated results of operations for the unaudited periods presented have been included. The results of operations and other data presented for the three months ended March 31, 2020 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2020 or for any other period. Whenever necessary, certain prior year amounts are reclassified to conform to the current year presentation.
In preparing the unaudited consolidated financial statements in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”), management has made estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated statements of financial condition and results of operations for the periods indicated. Material estimates that are particularly susceptible to change are: the allowance for loan losses, estimated cash flows of our purchased credit-impaired (“PCI”) loans and the valuation allowance against deferred tax assets. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the consolidated financial statements in the period they are deemed necessary. While management uses its best judgment, actual amounts or results could differ significantly from those estimates.

Certain information and note disclosures usually included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for the preparation of interim financial statements. The consolidated financial statements presented should be read in conjunction with the audited consolidated financial statements and notes to consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the SEC.

COVID-19

On March 13, 2020, the Coronavirus Disease (COVID-19) pandemic was declared a national emergency by the President of the United States. The spread of COVID-19 has negatively impacted the national and local economy, disrupted supply chains and increased unemployment levels. The resulting temporary closure of many businesses and the implementation of social distancing and stay-at-home policies has and will continue to impact many of the Company’s customers. While the full effects of the pandemic remain unknown, the Company is committed to supporting its customers, employees and communities during this difficult time. The Company has implemented temporary relief assistance to customers, including the consideration of various loan payment deferral and fee waiver options.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act was signed into law. It contains substantial tax and spending provisions intended to address the impact of the COVID-19 pandemic. The CARES Act includes a range of other provisions designed to support the U.S. economy and mitigate the impact of COVID-19 on financial institutions and their customers, including through the authorization of various relief programs and measures that the U.S. Department of the Treasury, the Small Business Administration, the Federal Reserve Board (“FRB”) and other federal banking agencies have implemented or may implement.

Under the CARES Act, financial institutions are permitted to delay the adoption of the Financial Accounting Standards Board's (“FASB”) Accounting Standard Update (“ASU”) No. 2016-13, Financial Instruments - Credit Losses (Topic 326) (“CECL”) until the earlier of the termination date of the national emergency declaration or December 31, 2020. The Company has elected to defer the adoption of CECL, with an effective retrospective implementation date of January 1, 2020.

The CARES Act also includes a provision that permits a financial institution to elect to suspend temporarily troubled debt restructuring (“TDR”) accounting under ASC Subtopic 310-40. To be eligible, a loan modification must be: (1) related to COVID-19; (2) executed on a loan that was not more than 30 days past due as of December 31, 2019; and (3) executed between March 1, 2020, and the earlier of (a) 60 days after the date of termination of the national emergency or (b) December 31, 2020. This includes short-term (e.g., up to six months) modifications such as payment deferrals, fee waivers, extensions of repayment terms, or delays in payment that are insignificant. Borrowers considered current are those that are less than 30 days past due on their contractual payments at the time a modification program is implemented. The banking regulators issued similar guidance, which also clarified that a COVID-19-related modification should not be considered a TDR if the borrower was current on payments at the time the underlying loan modification program was implemented and if the modification is considered to be short-term. For further details on loan deferrals see Note 14 - Subsequent Events.

The Company continues to maintain a strong liquidity and capital position, despite the economic uncertainties presented by the COVID-19 pandemic. As of March 31, 2020, both the Company and the Bank's capital ratios were in excess of regulatory requirements and are currently classified as well capitalized. The Company maintains access to multiple sources of liquidity and expects to have sufficient funds available to meet current commitments in the normal course of business.

Given the ongoing and dynamic nature of current economic circumstances, it is difficult to predict the full impact of the COVID-19 outbreak on our business. The extent of such impact will depend on future developments, which are highly uncertain, including when the coronavirus can be controlled and abated and when and how the economy may be reopened. As a result of the COVID-19 pandemic and the related adverse local and national economic consequences, we could be subject to certain risks, any of which could have a material, adverse effect on our business, financial condition, liquidity, and results of operations.

Note 2 – Debt Securities Available-for-Sale
The following is a comparative summary of mortgage-backed and other debt securities available-for-sale at March 31, 2020, and December 31, 2019 (in thousands):

	March 31, 2020
		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
	cost	gains	losses	value
Mortgage-backed securities:
Pass-through certificates:
Government sponsored enterprises (GSE)	$300,610	$10,340	$81	$310,869
Real estate mortgage investment conduits (REMICs):
GSE	618,156	6,336	912	623,580
Non-GSE	51	—	2	49
	918,817	16,676	995	934,498
Other debt securities:
Municipal bonds	278	1	—	279
Corporate bonds	127,643	419	1,396	126,666
	127,921	420	1,396	126,945
Total debt securities available-for-sale	$1,046,738	$17,096	$2,391	$1,061,443

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

	December 31, 2019
		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
	cost	gains	losses	value
Mortgage-backed securities:
Pass-through certificates:
GSE	$324,080	$6,081	$754	$329,407
REMICs:
GSE	643,816	2,076	2,225	643,667
Non-GSE	53	—	—	53
	967,949	8,157	2,979	973,127
Other debt securities:
Municipal bonds	296	3	—	299
Corporate bonds	163,725	1,214	13	164,926
	164,021	1,217	13	165,225
Total debt securities available-for-sale	$1,131,970	$9,374	$2,992	$1,138,352

The following is a summary of the expected maturity distribution of debt securities available-for-sale, other than mortgage-backed securities, at March 31, 2020 (in thousands):

Available-for-sale	Amortized cost	Estimated fair value
Due in one year or less	$77,203	$76,941
Due after one year through five years	50,718	50,004
	$127,921	$126,945

 Contractual maturities for mortgage-backed securities are not included above, as expected maturities on mortgage-backed securities may differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without penalties.

Certain debt securities available-for-sale are pledged or encumbered to secure borrowings under Pledge Agreements and Repurchase Agreements and for other purposes required by law.  At March 31, 2020, the fair value of debt securities available-for-sale that were pledged to secure borrowings and deposits was $732.0 million.

For the three months ended March 31, 2020, the Company had no gross proceeds on sales of debt securities available-for-sale, no gross realized gains, and gross realized losses of $13,000, related to calls of securities. For the three months ended March 31, 2019, the Company had gross proceeds of $29.2 million on sales of debt securities available-for-sale, with gross realized gains of $155,000 and no gross realized losses. The Company recognized net losses of $2.0 million on its trading securities portfolio during the three months ended March 31, 2020, and net gains of $1.1 million, during the three months ended March 31, 2019.

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

Gross unrealized losses on mortgage-backed and other debt securities available-for-sale, and the estimated fair value of the related securities, aggregated by security category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2020, and December 31, 2019, were as follows (in thousands):

	March 31, 2020
	Less than 12 months		12 months or more		Total
	Unrealized	Estimated	Unrealized	Estimated	Unrealized	Estimated
	losses	fair value	losses	fair value	losses	fair value
Mortgage-backed securities:
Pass-through certificates:
GSE	$4	$109	$77	$634	$81	$743
REMICs:
GSE	665	135,392	247	24,351	912	159,743
Non-GSE	—	—	2	49	2	49
Other debt securities:
Corporate bonds	1,396	57,948	—	—	1,396	57,948
Total	$2,065	$193,449	$326	$25,034	$2,391	$218,483

	December 31, 2019
	Less than 12 months		12 months or more		Total
	Unrealized	Estimated	Unrealized	Estimated	Unrealized	Estimated
	losses	fair value	losses	fair value	losses	fair value
Mortgage-backed securities:
Pass-through certificates:
GSE	$25	$3,404	$729	$55,184	$754	$58,588
REMICs:
GSE	950	197,634	1,275	54,555	2,225	252,189
Non-GSE	—	—	—	53	—	53
Other debt securities:
Corporate bonds	—	—	13	15,586	13	15,586
Total	$975	$201,038	$2,017	$125,378	$2,992	$326,416

The Company held 12 pass-through mortgage-backed securities issued or guaranteed by GSEs, four REMIC mortgage-backed securities issued or guaranteed by GSEs, and one REMIC mortgage-backed security not issued or guaranteed by a GSE, that were in a continuous unrealized loss position of twelve months or greater at March 31, 2020. There were two pass-through mortgage-backed securities issued or guaranteed by GSEs, 19 REMIC mortgage-backed securities issued or guaranteed by GSEs, two municipal bonds, and 11 corporate bonds that were in an unrealized loss position of less than twelve months at March 31, 2020. All securities referred to above were rated investment grade at March 31, 2020. Management evaluated these securities and concluded that the declines in fair value relate to the general interest rate environment and are considered temporary. The securities cannot be prepaid in a manner that would result in the Company not receiving substantially all of its amortized cost. The Company neither has an intent to sell, nor is it more likely than not that the Company will be required to sell, the securities before the recovery of their amortized cost basis or, if necessary, maturity.

The fair values of our debt securities available-for-sale could decline in the future if the underlying performance of the collateral for the collateralized mortgage obligations or other securities deteriorates and our credit enhancement levels do not provide sufficient protections to our contractual principal and interest, which may result in other-than-temporary impairment in the future. The Company did not recognize any other-than-temporary impairment charges during the three months ended March 31, 2020, or March 31, 2019.

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

Note 3 – Debt Securities Held-to-Maturity
The following is a summary of debt securities held-to-maturity at March 31, 2020, and December 31, 2019 (in thousands):

	March 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Mortgage-backed securities:
Pass-through certificates:
GSEs	$8,706	$296	$—	$9,002
Total securities held-to-maturity	$8,706	$296	$—	$9,002

	December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Mortgage-backed securities:
Pass-through certificates:
GSEs	$8,762	$129	$5	$8,886
Total securities held-to-maturity	$8,762	$129	$5	$8,886

Contractual maturities for mortgage-backed securities are not presented, as expected maturities on mortgage‑backed securities may differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without penalties. There were no sales of held-to-maturity securities for the three months ended March 31, 2020, or March 31, 2019.

At March 31, 2020, debt securities held-to-maturity with a carrying value of $7.3 million were pledged to secure borrowings and deposits.

At March 31, 2020, there were no debt securities held-to-maturity in an unrealized loss position.

Gross unrealized losses on mortgage-backed securities held-to-maturity, and the estimated fair value of the related securities, aggregated by security category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2019, were as follows (in thousands):

	December 31, 2019
	Less than 12 months		12 months or more		Total
	Unrealized losses	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses	Estimated fair value
Mortgage-backed securities:
Pass-through certificates:
GSEs	$—	$—	$5	$378	$5	$378
Total securities held-to-maturity	$—	$—	$5	$378	$5	$378

The Company held no pass-through mortgage-backed securities held-to-maturity, issued or guaranteed by GSEs that were in a continuous unrealized loss position of greater than twelve months at March 31, 2020.

The fair values of our debt securities held-to-maturity could decline in the future if the underlying performance of the collateral for the collateralized mortgage obligations or other securities deteriorates and our credit enhancement levels do not provide sufficient protections to our contractual principal and interest.  As a result, there is a risk that significant other-than-temporary impairments may occur in the future given the current economic environment. The Company did not recognize any other-than-temporary impairment charges in earnings on securities held-to-maturity during the three months ended March 31, 2020, or March 31, 2019.

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

Note 4 – Equity Securities
At March 31, 2020 and December 31, 2019, equity securities totaled $3.5 million and $3.3 million, respectively. Equity securities consist of money market mutual funds, recorded at fair value of $374,000 and $250,000 at March 31, 2020 and December 31, 2019, respectively, and an investment in a private Small Business Administration (“SBA”) Loan Fund recorded at net asset value of $3.1 million at both March 31, 2020 and December 31, 2019. As the SBA Loan Fund operates as a private fund, its shares are not publicly traded and therefore have no readily determinable market value. The investment in the fund is recorded at net asset value as a practical expedient for reporting fair value.

Note 5 – Loans

Net loans held-for-investment are as follows (in thousands):

	March 31,	December 31,
	2020	2019
Real estate loans:
Multifamily	$2,300,974	$2,196,407
Commercial mortgage	527,498	528,681
One-to-four family residential mortgage	84,880	83,742
Home equity and lines of credit	87,391	84,928
Construction and land	39,922	38,284
Total real estate loans	3,040,665	2,932,042
Commercial and industrial loans	49,210	45,328
Other loans	1,205	2,083
Total commercial and industrial and other loans	50,415	47,411
Deferred loan cost, net	7,680	7,614
Originated loans held-for-investment, net	3,098,760	2,987,067
PCI Loans	16,886	17,365
Loans acquired:
One-to-four family residential mortgage	167,934	187,975
Multifamily	102,176	108,417
Commercial mortgage	102,284	113,027
Home equity and lines of credit	10,653	12,008
Construction and land	1,388	2,537
Total acquired real estate loans	384,435	423,964
Commercial and industrial loans	9,056	8,689
Total loans acquired, net	393,491	432,653
Loans held-for-investment, net	3,509,137	3,437,085
Allowance for loan losses	(36,800)	(28,707)
Net loans held-for-investment	$3,472,337	$3,408,378

There were no loans held-for-sale at March 31, 2020, or December 31, 2019.

PCI loans totaled $16.9 million at March 31, 2020, as compared to $17.4 million at December 31, 2019. The majority of the PCI loan balance is attributable to those loans acquired as part of a Federal Deposit Insurance Corporation-assisted transaction. The Company accounts for PCI loans utilizing U.S. GAAP applicable to loans acquired with deteriorated credit quality. At March 31, 2020, PCI loans consist of approximately 30% commercial real estate loans and 41% commercial and industrial loans, with the remaining balance in residential and home equity loans. At December 31, 2019, PCI loans consist of approximately 29% commercial real estate loans and 42% commercial and industrial loans, with the remaining balance in residential and home equity loans.

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

The following table details the accretion of interest income for PCI loans for the three months ended March 31, 2020 and March 31, 2019 (in thousands):

	At or for the three months ended March 31,
	2020	2019
Balance at the beginning of period	$17,086	$21,846
Accretion into interest income	(803)	(1,049)
Balance at end of period	$16,283	$20,797

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

The following tables set forth activity in our allowance for loan losses, by loan type, as of and for the three months ended March 31, 2020, and March 31, 2019 (in thousands):

	Three Months Ended March 31, 2020
	Real Estate
	Commercial	One-to-Four Family	Construction and Land	Multifamily	Home Equity and Lines of Credit	Commercial and Industrial	Other	Originated Loans Total	Purchased Credit-Impaired	Acquired Loans	Total
Allowance for loan losses:
Beginning balance	$4,756	$180	$536	$20,203	$317	$1,640	$151	$27,783	$789	$135	$28,707
Charge-offs	—	—	—	—	—	(37)	—	(37)	—	(433)	(470)
Recoveries	370	—	—	—	—	2	—	372	—	8	380
Provisions (credit)	263	132	135	6,686	257	430	(65)	7,838	—	345	8,183
Ending balance	$5,389	$312	$671	$26,889	$574	$2,035	$86	$35,956	$789	$55	$36,800

	Three Months Ended March 31, 2019
	Real Estate
	Commercial	One-to-Four Family	Construction and Land	Multifamily	Home Equity and Lines of Credit	Commercial and Industrial	Other	Originated Loans Total	Purchased Credit-Impaired	Acquired Loans	Total
Allowance for loan losses:
Beginning balance	$5,630	$342	$463	$18,084	$291	$1,569	$108	$26,487	$1,010	$—	$27,497
Charge-offs	(6)	—	—	—	—	(26)	—	(32)	—	(60)	(92)
Recoveries	13	—	—	—	—	—	—	13	—	9	22
Provisions (credit)	(255)	28	111	262	45	(167)	(16)	8	—	51	59
Ending balance	$5,382	$370	$574	$18,346	$336	$1,376	$92	$26,476	$1,010	$—	$27,486

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

The following tables detail the amount of loans receivable held-for-investment, net of deferred loan fees and costs, that are evaluated individually, and collectively, for impairment, and the related portion of the allowance for loan losses that is allocated to each loan portfolio segment, at March 31, 2020, and December 31, 2019 (in thousands):

	March 31, 2020
	Real Estate
	Commercial	One-to-Four Family	Construction and Land	Multifamily	Home Equity and Lines of Credit	Commercial and Industrial	Other	Originated Loans Total	Purchased Credit-Impaired	Acquired Loans	Total
Allowance for loan losses:
Ending balance: individually evaluated for impairment	$—	$—	$—	$—	$3	$4	$—	$7	$—	$55	$62
Ending balance: collectively evaluated for impairment	$5,389	$312	$671	$26,889	$571	$2,031	$86	$35,949	$789	$—	$36,738
Loans, net:
Ending balance	$528,104	$86,404	$39,953	$2,304,387	$89,349	$49,358	$1,205	$3,098,760	$16,886	$393,491	$3,509,137
Ending balance: individually evaluated for impairment	$11,815	$1,816	$—	$994	$53	$55	$—	$14,733	$—	$5,784	$20,517
Ending balance: collectively evaluated for impairment	$516,289	$84,588	$39,953	$2,303,393	$89,296	$49,303	$1,205	$3,084,027	$16,886	$387,707	$3,488,620

	December 31, 2019
	Real Estate
	Commercial	One-to-Four Family	Construction and Land	Multifamily	Home Equity and Lines of Credit	Commercial and Industrial	Other	Originated Loans Total	Purchased Credit-Impaired	Acquired Loans	Total
Allowance for loan losses:
Ending balance: individually evaluated for impairment	$—	$—	$—	$—	$3	$4	$—	$7	$—	$135	$142
Ending balance: collectively evaluated for impairment	$4,756	$180	$536	$20,203	$314	$1,636	$151	$27,776	$789	$—	$28,565
Loans, net:
Ending balance	$529,287	$85,355	$38,303	$2,199,734	$86,848	$45,456	$2,084	$2,987,067	$17,365	$432,653	$3,437,085
Ending balance: individually evaluated for impairment	$13,226	$1,841	$—	$997	$55	$58	$—	$16,177	$—	$4,780	$20,957
Ending balance: collectively evaluated for impairment	$516,061	$83,514	$38,303	$2,198,737	$86,793	$45,398	$2,084	$2,970,890	$17,365	$427,873	$3,416,128

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

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

The following tables detail the recorded investment of originated loans held-for-investment, net of deferred fees and costs, by loan type and credit quality indicator at March 31, 2020, and December 31, 2019 (in thousands):

	At March 31, 2020
	Real Estate
	Multifamily		Commercial		One-to-Four Family		Construction and Land	Home Equity and Lines of Credit	Commercial and Industrial	Other	Total
	< 35% LTV	=> 35% LTV	< 35% LTV	=> 35% LTV	< 60% LTV	=> 60% LTV
Internal Risk Rating
Pass	$247,304	$2,051,039	$89,069	$432,711	$53,091	$30,953	$39,953	$89,082	$49,055	$1,205	$3,083,462
Special Mention	291	292	—	—	770	—	—	80	266	—	1,699
Substandard	298	5,163	—	6,324	1,563	27	—	187	37	—	13,599
Originated loans held-for-investment, net	$247,893	$2,056,494	$89,069	$439,035	$55,424	$30,980	$39,953	$89,349	$49,358	$1,205	$3,098,760

	At December 31, 2019
	Real Estate
	Multifamily		Commercial		One-to-Four Family		Construction and Land	Home Equity and Lines of Credit	Commercial and Industrial	Other	Total
	< 35% LTV	=> 35% LTV	< 35% LTV	=> 35% LTV	< 60% LTV	=> 60% LTV
Internal Risk Rating
Pass	$232,950	$1,960,984	$79,485	$440,065	$52,886	$29,967	$38,303	$86,547	$45,075	$2,084	$2,968,346
Special Mention	—	296	370	1,092	777	—	—	14	301	—	2,850
Substandard	301	5,203	—	8,275	1,397	328	—	287	80	—	15,871
Originated loans held-for-investment, net	$233,251	$1,966,483	$79,855	$449,432	$55,060	$30,295	$38,303	$86,848	$45,456	$2,084	$2,987,067

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

Included in loans receivable are loans for which the accrual of interest income has been discontinued due to deterioration in the financial condition of the borrowers. The recorded investment of these non-accrual loans was $8.8 million and $9.4 million at March 31, 2020, and December 31, 2019, respectively. Generally, loans are placed on non-accrual status when they become 90 days or more delinquent, or sooner if considered appropriate by management, and remain on non-accrual status until they are brought current, have six consecutive months of performance under the loan terms, and factors indicating reasonable doubt about the timely collection of payments no longer exist. Therefore, loans may be current in accordance with their loan terms, or may be less than 90 days delinquent and still be on a non-accruing status.

The non-accrual amounts included loans deemed to be impaired of $6.5 million and $6.8 million at March 31, 2020, and December 31, 2019, respectively. Loans on non-accrual status with principal balances less than $500,000, and therefore not meeting the Company’s definition of an impaired loan, amounted to $2.3 million at March 31, 2020 and $2.6 million at December 31, 2019. There were no non-accrual loans held-for-sale at both March 31, 2020 and December 31, 2019. Loans past due 90 days or more and still accruing interest were $656,000 at March 31, 2020 and $518,000 at December 31, 2019, and consisted of loans that are considered well-secured and in the process of collection.

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

The following tables set forth the detail, and delinquency status, of non-performing loans (non-accrual loans and loans past due 90 days or more and still accruing), net of deferred fees and costs, at March 31, 2020, and December 31, 2019, excluding PCI loans which have been segregated into pools. For PCI loans, each loan pool is accounted for as a single asset with a single composite interest rate and an aggregate expectation of cash flows (in thousands):

	March 31, 2020
	Total Non-Performing Loans
	Non-Accruing Loans
	0-29 Days Past Due	30-89 Days Past Due	90 Days or More Past Due	Total	90 Days or More Past Due and Accruing	Total Non-Performing Loans
Loans held-for-investment:
Real estate loans:
Commercial
LTV => 35%
Substandard	$—	$—	$1,108	$1,108	—	$1,108
Total commercial	—	—	1,108	1,108	—	1,108
One-to-four family residential
LTV < 60%
Special Mention	—	—	—	—	173	173
Substandard	221	187	77	485	—	485
Total	221	187	77	485	173	658
LTV => 60%
Substandard	—	27	—	27	—	27
Total one-to-four family residential	221	214	77	512	173	685
Multifamily
LTV => 35%
Special Mention	—	—	—	—	291	291
Total multifamily	—	—	—	—	291	291
Home equity and lines of credit
Substandard	—	66	89	155	—	155
Total home equity and lines of credit	—	66	89	155	—	155
Total non-performing loans held-for-investment, originated	221	280	1,274	1,775	464	2,239
Loans acquired:
Real estate loans:
Commercial
LTV < 35%
Substandard	—	79	187	266	66	332
LTV => 35%
Substandard	2,815	1,255	1,831	5,901	120	6,021
Total commercial	2,815	1,334	2,018	6,167	186	6,353
One-to-four family residential
LTV < 60%
Substandard	—	189	85	274	6	280
LTV => 60%
Substandard	—	—	93	93	—	93
Total one-to-four family residential	—	189	178	367	6	373
Multifamily
LTV < 35%
Substandard	40	—	—	40	—	40
LTV => 35%
Substandard	—	394	—	394	—	394
Total multifamily	40	394	—	434	—	434
Home equity and lines of credit - Substandard	—	—	28	28	—	28
Total non-performing loans acquired	2,855	1,917	2,224	6,996	192	7,188
Total non-performing loans	$3,076	$2,197	$3,498	$8,771	$656	$9,427

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

	December 31, 2019
	Total Non-Performing Loans
	Non-Accruing Loans
	0-29 Days Past Due	30-89 Days Past Due	90 Days or More Past Due	Total	90 Days or More Past Due and Accruing	Total Non-Performing Loans
Loans held-for-investment:
Real estate loans:
Commercial
LTV < 35%
Substandard			$2,416	$2,416		$2,416
Total commercial	—	—	2,416	2,416	—	2,416
One-to-four family residential
LTV < 60%
Substandard	—	—	493	493	114	607
LTV => 60%
Substandard	—	29	—	29	—	29
Total one-to-four family residential	—	29	493	522	114	636
Home equity and lines of credit
Substandard	—	67	89	156	—	156
Total home equity and lines of credit	—	67	89	156	—	156
Total non-performing loans held-for-investment, originated	—	96	2,998	3,094	114	3,208
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

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

The following tables set forth the detail and delinquency status of originated and acquired loans held-for-investment, net of deferred fees and costs, by performing and non-performing loans at March 31, 2020, and December 31, 2019 (in thousands):

	March 31, 2020
	Performing (Accruing) Loans
	0-29 Days Past Due	30-89 Days Past Due	Total	Non-Performing Loans	Total Loans Receivable, net
Loans held-for-investment:
Real estate loans:
Commercial
LTV < 35%
Pass	$88,944	$125	$89,069	$—	$89,069
Total	88,944	125	89,069	—	89,069
LTV => 35%
Pass	431,886	825	432,711	—	432,711
Substandard	248	4,968	5,216	1,108	6,324
Total	432,134	5,793	437,927	1,108	439,035
Total commercial	521,078	5,918	526,996	1,108	528,104
One-to-four family residential
LTV < 60%
Pass	53,067	22	53,089	—	53,089
Special Mention	—	597	597	173	770
Substandard	1,079	—	1,079	485	1,564
Total	54,146	619	54,765	658	55,423
LTV => 60%
Pass	29,106	1,848	30,954	—	30,954
Substandard	—	—	—	27	27
Total	29,106	1,848	30,954	27	30,981
Total one-to-four family residential	83,252	2,467	85,719	685	86,404
Construction and land
Pass	39,953	—	39,953	—	39,953
Total construction and land	39,953	—	39,953	—	39,953
Multifamily
LTV < 35%
Pass	247,304	—	247,304	—	247,304
Special Mention	—	—	—	291	291
Substandard	298	—	298	—	298
Total	247,602	—	247,602	291	247,893
LTV => 35%
Pass	2,051,038	—	2,051,038	—	2,051,038
Special Mention	292	—	292	—	292
Substandard	4,192	972	5,164	—	5,164
Total	2,055,522	972	2,056,494	—	2,056,494
Total multifamily	2,303,124	972	2,304,096	291	2,304,387
Home equity and lines of credit
Pass	88,846	236	89,082	—	89,082
Special Mention	80	—	80	—	80
Substandard	32	—	32	155	187
Total home equity and lines of credit	88,958	236	89,194	155	89,349
Commercial and industrial
Pass	48,689	366	49,055	—	49,055
Special Mention	266	—	266	—	266
Substandard	—	37	37	—	37
Total commercial and industrial	48,955	403	49,358	—	49,358

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

	March 31, 2020
	Performing (Accruing) Loans (Continued)
	0-29 Days Past Due	30-89 Days Past Due	Total	Non-Performing Loans	Total Loans Receivable, net
Other loans
Pass	1,205	—	1,205		1,205
Total originated loans held-for-investment	3,086,525	9,996	3,096,521	2,239	3,098,760
Acquired loans:
Real estate loans:
One-to-four family residential
LTV < 60%
Pass	152,130	1,279	153,409	—	153,409
Special Mention	—	381	381	—	381
Substandard	—	—	—	279	279
Total	152,130	1,660	153,790	279	154,069
LTV => 60%
Pass	13,772	—	13,772	—	13,772
Substandard	—	—	—	93	93
Total	13,772	—	13,772	93	13,865
Total one-to-four family residential	165,902	1,660	167,562	372	167,934
Commercial
LTV < 35%
Pass	34,004	315	34,319	—	34,319
Special Mention	994	95	1,089	—	1,089
Substandard	538	—	538	332	870
Total	35,536	410	35,946	332	36,278
LTV => 35%
Pass	51,245	—	51,245	—	51,245
Special Mention	134	341	475	—	475
Substandard	6,783	1,482	8,265	6,021	14,286
Total	58,162	1,823	59,985	6,021	66,006
Total commercial	93,698	2,233	95,931	6,353	102,284
Construction and land
Pass	1,388	—	1,388	—	1,388
Total construction and land	1,388	—	1,388	—	1,388
Multifamily
LTV < 35%
Pass	99,144	—	99,144	—	99,144
Substandard	—	—	—	40	40
Total	99,144	—	99,144	40	99,184
LTV => 35%
Pass	2,597	—	2,597	—	2,597
Substandard	—	—	—	395	395
Total	2,597	—	2,597	395	2,992
Total multifamily	101,741	—	101,741	435	102,176
Home equity and lines of credit
Pass	10,437	104	10,541	—	10,541
Substandard	84	—	84	28	112
Total home equity and lines of credit	10,521	104	10,625	28	10,653
Commercial and industrial
Pass	9,056	—	9,056	—	9,056
Total commercial and industrial	9,056	—	9,056	—	9,056
Other loans - Pass	—	—	—	—	—
Total loans acquired	382,306	3,997	386,303	7,188	393,491
	$3,468,831	$13,993	$3,482,824	$9,427	$3,492,251

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

	December 31, 2019
	Performing (Accruing) Loans
	0-29 Days Past Due	30-89 Days Past Due	Total	Non-Performing Loans	Total Loans Receivable, net
Loans held-for-investment:
Real estate loans:
Commercial
LTV < 35%
Pass	$79,383	$102	$79,485	—	$79,485
Special Mention	370	—	370	—	370
Total	79,753	102	79,855	—	79,855
LTV => 35%
Pass	439,253	812	440,065	—	440,065
Special Mention	1,092	—	1,092	—	1,092
Substandard	5,228	631	5,859	2,416	8,275
Total	445,573	1,443	447,016	2,416	449,432
Total commercial	525,326	1,545	526,871	2,416	529,287
One-to-four family residential
LTV < 60%
Pass	52,757	129	52,886	—	52,886
Special Mention	—	777	777	—	777
Substandard	790	—	790	607	1,397
Total	53,547	906	54,453	607	55,060
LTV => 60%
Pass	29,741	226	29,967	—	29,967
Substandard	299	—	299	29	328
Total	30,040	226	30,266	29	30,295
Total one-to-four family residential	83,587	1,132	84,719	636	85,355
Construction and land
Pass	38,156	147	38,303	—	38,303
Total construction and land	38,156	147	38,303	—	38,303
Multifamily
LTV < 35%
Pass	232,658	292	232,950	—	232,950
Substandard	301	—	301	—	301
Total	232,959	292	233,251	—	233,251
LTV => 35%
Pass	1,960,729	255	1,960,984	—	1,960,984
Special Mention	296	—	296	—	296
Substandard	5,203	—	5,203	—	5,203
Total	1,966,228	255	1,966,483	—	1,966,483
Total multifamily	2,199,187	547	2,199,734	—	2,199,734
Home equity and lines of credit
Pass	86,380	167	86,547	—	86,547
Special Mention	14	—	14	—	14
Substandard	131	—	131	156	287
Total home equity and lines of credit	86,525	167	86,692	156	86,848
Commercial and industrial loans
Pass	44,886	189	45,075	—	45,075
Special Mention	301	—	301	—	301
Substandard	80	—	80	—	80
Total commercial and industrial loans	45,267	189	45,456	—	45,456
Other loans - Pass	2,058	26	2,084	—	2,084
Total originated loans held-for-investment	2,980,106	3,753	2,983,859	3,208	2,987,067

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

	December 31, 2019
	Performing (Accruing) Loans
	0-29 Days Past Due	30-89 Days Past Due	Total	Non-Performing Loans	Total Loans Receivable, net

Loans Acquired
Real estate loans:
One-to-four family residential
LTV < 60%
Pass	172,882	73	172,955	—	172,955
Special Mention	—	385	385	—	385
Substandard	—	—	—	426	426
Total	172,882	458	173,340	426	173,766
LTV => 60%
Pass	14,116	—	14,116	—	14,116
Substandard	—	—	—	93	93
Total	14,116	—	14,116	93	14,209
Total one-to-four family residential	186,998	458	187,456	519	187,975
Commercial
LTV < 35%
Pass	35,173	287	35,460	—	35,460
Special Mention	994	194	1,188	—	1,188
Substandard	369	—	369	334	703
Total	36,536	481	37,017	334	37,351
LTV => 35%
Pass	60,311	—	60,311	—	60,311
Special Mention	134	464	598	—	598
Substandard	6,382	2,960	9,342	5,425	14,767
Total	66,827	3,424	70,251	5,425	75,676
Total commercial	103,363	3,905	107,268	5,759	113,027
Construction and land
Pass	2,537	—	2,537	—	2,537
Total construction and land	2,537	—	2,537	—	2,537
Multifamily
LTV < 35%
Pass	105,327	—	105,327	—	105,327
Substandard	—	—	—	40	40
Total	105,327	—	105,327	40	105,367
LTV => 35%
Pass	2,653	—	2,653	—	2,653
Substandard	—	—	—	397	397
Total	2,653	—	2,653	397	3,050
Total multifamily	107,980	—	107,980	437	108,417
Home equity and lines of credit
Pass	11,842	50	11,892	—	11,892
Substandard	88	—	88	28	116
Total home equity and lines of credit	11,930	50	11,980	28	12,008
Commercial and industrial loans
Pass	8,649	40	8,689	—	8,689
Total commercial and industrial loans	8,649	40	8,689	—	8,689
Other	—	—	—	—	—
Total loans acquired	421,457	4,453	425,910	6,743	432,653
	$3,401,563	$8,206	$3,409,769	$9,951	$3,419,720

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

The following table summarizes originated and acquired impaired loans as of March 31, 2020, and December 31, 2019 (in thousands):

	March 31, 2020			December 31, 2019
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With No Allowance Recorded:
Real estate loans:
Commercial
LTV < 35%
Substandard	$—	$139	$—	$—	$139	$—
LTV => 35%
Pass	5,491	6,378	—	5,582	6,468	—
Substandard	10,883	11,089	—	10,438	11,002	—
One-to-four family residential
LTV < 60%
Pass	1,363	1,449	—	1,379	1,463	—
Special Mention	382	382	—	385	385	—
Substandard	556	556	—	564	564	—
LTV => 60%
Pass	120	154	—	122	154	—
Substandard	27	27	—	29	29	—
Multifamily
LTV < 35%
Substandard	40	40	—	40	40	—
LTV => 35%
Pass	22	493	—	26	496	—
Substandard	972	972	—	972	972	—
Home equity and lines of credit
Pass	20	20	—	22	22	—
Commercial and industrial loans
Substandard	37	37	—	39	39	—
With a Related Allowance Recorded:
Real estate loans:
Commercial
LTV => 35%
Substandard	553	1,419	(55)	1,307	1,307	(135)
One-to-four family residential
LTV < 60%
Substandard	—	—	—	—	—	—
Home equity and lines of credit
Substandard	33	32	(3)	33	33	(3)
Commercial and industrial loans
Special Mention	18	18	(4)	19	19	(4)
Total:
Real estate loans
Commercial	16,927	19,025	(55)	17,327	18,916	(135)
One-to-four family residential	2,448	2,568	—	2,479	2,595	—
Multifamily	1,034	1,505	—	1,038	1,508	—
Home equity and lines of credit	53	52	(3)	55	55	(3)
Commercial and industrial loans	55	55	(4)	58	58	(4)
	$20,517	$23,205	$(62)	$20,957	$23,132	$(142)

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

Included in the above tables at March 31, 2020, are impaired loans with carrying balances of $16.2 million that were not written down by charge-offs or for which there are no specific reserves in our allowance for loan losses. Included in impaired loans at December 31, 2019, are loans with carrying balances of $15.9 million that were not written down by charge-offs or for which there are no specific reserves in our allowance for loan losses. Loans not written down by charge-offs or specific reserves at March 31, 2020, and December 31, 2019, are considered to have sufficient collateral values, less costs to sell, to support the carrying balances of the loans.

The following table summarizes the average recorded investment in originated and acquired impaired loans (excluding PCI loans) and interest recognized on impaired loans as of, and for, the three and three months ended March 31, 2020, and March 31, 2019 (in thousands):

	Three Months Ended
	March 31, 2020		March 31, 2019
	Average Recorded Investment	Interest Income	Average Recorded Investment	Interest Income
With No Allowance Recorded:
Real estate loans:
Commercial
LTV => 35%
Pass	$5,537	$75	$5,888	$78
Substandard	10,661	37	11,604	72
One-to-four family residential
LTV < 60%
Pass	1,371	16	1,677	22
Special Mention	384	5	—	—
Substandard	560	11	240	3
LTV => 60%
Pass	121	1	128	1
Substandard	28	—	125	3
Multifamily
LTV < 35%
Substandard	40	—	100	1
LTV => 35%
Pass	24	4	37	4
Substandard	972	9	1,227	20
Home equity and lines of credit
Pass	21	—	27	—
Commercial and industrial loans
Substandard	38	—	50	—
With a Related Allowance Recorded:
Real estate loans:
Commercial
LTV => 35%
Substandard	930	—	259	—
One-to-four family residential
LTV < 60%
Substandard	—	—	502	5
Home equity and lines of credit
Substandard	33	1	33	1
Commercial and industrial loans
Special Mention	18	—	21	—
Total:
Real estate loans
Commercial	17,128	112	17,751	150
One-to-four family residential	2,464	33	2,672	34
Multifamily	1,036	13	1,364	25
Home equity and lines of credit	54	1	60	1
Commercial and industrial loans	56	—	71	—
	$20,738	$159	$21,918	$210

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

There were no loans modified as troubled debt restructurings (TDRs) during the three months ended March 31, 2020. There were two loans modified as TDRs during the three months ended March 31, 2019, both of which were modified to restructure payment terms.

The following table summarizes loans that were modified in a TDR during the three months ended March 31, 2019:

	Three Months Ended March 31, 2019
	Number of Relationships	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment(1)
	(in thousands)
Troubled Debt Restructurings
Consumer	1	$2	$2
Commercial real estate	1	2,834	2,834
Total Troubled Debt Restructurings	2	$2,836	$2,836

(1) Amounts are at time of modification

At March 31, 2020, and December 31, 2019, we had TDRs of $17.1 million and $18.5 million, respectively.

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

At March 31, 2020, there was one TDR with a balance of $27,000, that was restructured during the preceding twelve months that subsequently defaulted. At March 31, 2019, there were no TDR loans that were restructured during the preceding twelve months that subsequently defaulted.

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

Note 6 – Deposits

Deposits account balances are summarized as follows (in thousands):

	March 31, 2020	December 31, 2019
Non-interest-bearing checking	$394,836	$387,409
Negotiable orders of withdrawal (NOW) and interest-bearing checking	605,652	573,927
Savings and money market	1,385,593	1,398,345
Certificates of deposit	1,099,465	1,048,552
Total deposits	$3,485,546	$3,408,233

Interest expense on deposit accounts is summarized for the periods indicated (in thousands):

	Three Months Ended March 31,
	2020	2019
NOW and interest-bearing checking, savings, and money market	$4,073	$4,794
Certificates of deposit	5,206	5,453
Total interest expense on deposit accounts	$9,279	$10,247

Note 7 – Equity Incentive Plans

On May 22, 2019, the Northfield Bancorp, Inc. 2019 Equity Incentive Plan (the “2019 EIP”) was approved by stockholders of the Company. Under the 2019 EIP, the maximum number of shares of stock that may be delivered to participants in the form of stock options, stock appreciation rights (“SARs”), restricted stock awards, or restricted stock units is 6,000,000. To the extent an equity award is issued in the form of a restricted stock grant, or restricted stock unit, the number of stock options/SARs that can be granted is reduced by 4.5. The maximum number of shares of stock that may be delivered to participants in the form of restricted stock awards and restricted stock units is 1,333,333 shares. Prior to May 22, 2019, the Company also maintained the Northfield Bancorp, Inc. 2014 Equity Incentive Plan (the “2014 EIP”). Upon approval of the 2019 EIP, the 2014 EIP was frozen and equity awards that would otherwise have been available for issuance are no longer available for grant. No stock options have been granted under 2019 EIP.

The following table is a summary of the Company’s stock options outstanding as of March 31, 2020, and changes therein during the three months then ended.

	Number of Stock Options	Weighted Average Grant Date Fair Value	Weighted Average Exercise Price	Weighted Average Contractual Life (years)
Outstanding - December 31, 2019	2,227,193	$4.01	$13.93	4.96
Exercised	(13,000)	3.93	13.38	4.35
Outstanding - March 31, 2020	2,214,193	4.01	13.94	4.71
Exercisable - March 31, 2020	2,033,272	3.99	13.84	4.66

 Expected future stock option expense related to the non-vested options outstanding as of March 31, 2020, is $155,000 over a weighted average period of 0.24 years.
On February 17, 2020, the Company granted to directors and employees, under the 2019 EIP, 83,744 restricted stock units with a total grant-date value of $1.3 million. Of these grants, 28,460 vest one year from the date of grant and 55,284 vest in equal installments over a five-year period beginning one year from the date of grant. The Company also issued 19,837 performance based restricted stock units to its executive officers with a total grant date fair-value of $313,623. Vesting of the performance based restricted stock units will be measured on Core Return on Average Assets and will cliff-vest after a three-year measurement period ended December 31, 2022, based on the Company's performance relative to a peer group as determined by the Compensation Committee of the Board. At the end of the performance period, the number of actual shares to be awarded may vary between 0% and 225% of target amounts.

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

The following is a summary of the status of the Company’s restricted stock awards as of March 31, 2020, and changes therein during the three months then ended.

	Number of Shares Awarded	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2019	71,102	$15.36
Granted	103,581	15.81
Non-vested at March 31, 2020	174,683	15.63

Expected future stock award expense related to the non-vested restricted share awards as of March 31, 2020, is $1.8 million over a weighted average period of 2.14 years.
During the three months ended March 31, 2020, and March 31, 2019, the Company recorded $448,000 and $1.3 million, respectively, of stock-based compensation related to the above plans.

Note 8 – Fair Value Measurements
The following tables present the assets reported on the consolidated balance sheets at their estimated fair value as of March 31, 2020, and December 31, 2019, by level within the fair value hierarchy as required by the Fair Value Measurements and Disclosures Topic of the FASB Accounting Standards Codification (“ASC”).  Financial assets and liabilities are classified in their entirety based on the level of input that is significant to the fair value measurement.  The fair value hierarchy is as follows:

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

The methods of determining the fair value of assets and liabilities presented in this note are consistent with our methodologies disclosed in Note 14 to the Consolidated Financial Statements of the Company’s 2019 Annual Report on Form 10-K.

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

	Fair Value Measurements at March 31, 2020 Using:
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Measured on a recurring basis:
Assets:
Investment securities:
Debt securities available-for-sale:
Mortgage-backed securities:
Pass-through certificates:
GSE	$310,869	$—	$310,869	$—
REMICs:
GSE	623,580	—	623,580	—
Non-GSE	49	—	49	—
	934,498	—	934,498	—
Other debt securities
Municipal bonds	279	—	279	—
Corporate bonds	126,666	—	126,666	—
	126,945	—	126,945	—
Total debt securities available-for-sale	1,061,443	—	1,061,443	—
Trading securities	8,388	8,388	—	—
Equity securities	374	374	—	—
Total	$1,070,205	$8,762	$1,061,443	$—
Measured on a non-recurring basis:
Assets:
Impaired loans:
Real estate loans:
Commercial real estate	$4,143	$—	$—	$4,143
Multifamily	22	—	—	22
Home equity and lines of credit	29	—	—	29
Total impaired real estate loans	4,194	—	—	4,194
Commercial and industrial loans	14	—	—	14
Total	$4,208	$—	$—	$4,208

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

	Fair Value Measurements at December 31, 2019 Using:
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Measured on a recurring basis:
Assets:
Investment securities:
Debt securities available-for-sale:
Mortgage-backed securities:
Pass-through certificates:
GSE	$329,407	$—	$329,407	$—
REMICs:
GSE	643,667	—	643,667	—
Non-GSE	53	—	53	—
	973,127	—	973,127	—
Other debt securities
Municipal bonds	299	—	299	—
Corporate bonds	164,926	—	164,926	—
	165,225	—	165,225	—
Total debt securities available-for-sale	1,138,352	—	1,138,352	—
Trading securities	11,222	11,222	—	—
Equity securities	250	250	—	—
Total	$1,149,824	$11,472	$1,138,352	$—
Measured on a non-recurring basis:
Assets:
Impaired loans:
Real estate loans:
Commercial real estate	$4,871	$—	$—	$4,871
Multifamily	26	—	—	26
Home equity and lines of credit	30	—	—	30
Total impaired real estate loans	4,927	—	—	4,927
Commercial and industrial loans	15	—	—	15
Total	$4,942	$—	$—	$4,942

The following table presents qualitative information for Level 3 assets measured at fair value on a non-recurring basis at March 31, 2020, and December 31, 2019 (dollars in thousands):

	Fair Value		Valuation Methodology	Unobservable Inputs	Range of Inputs
	March 31, 2020	December 31, 2019			March 31, 2020	December 31, 2019
Impaired loans	$4,208	$4,942	Appraisals	Discount for costs to sell	7.0%	7.0%
				Discount for quick sale	10.0%	10.0%
			Discounted cash flows	Interest rates	4.13% to 6.25%	4.13% to 6.25%

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

The valuation techniques described below were used to measure fair value of financial instruments in the tables below on a recurring basis and a non-recurring basis as of March 31, 2020, and December 31, 2019.
Debt Securities Available for Sale: The estimated fair values for mortgage-backed securities, corporate, and other debt securities are obtained from an independent nationally recognized third-party pricing service. The estimated fair values are derived primarily from cash flow models, which include assumptions for interest rates, credit losses, and prepayment speeds. Broker/dealer quotes are utilized as well, when such quotes are available and deemed representative of the market. The significant inputs utilized in the cash flow models are based on market data obtained from sources independent of the Company (Observable Inputs), and are therefore classified as Level 2 within the fair value hierarchy. There were no transfers of securities between Level 1 and Level 2 during the three months ended March 31, 2020.
Trading Securities: Fair values are derived from quoted market prices in active markets. The assets consist of publicly traded mutual funds.

Equity Securities: Fair values of equity securities consisting of publicly traded mutual funds are derived from quoted market prices in active markets.

Impaired Loans: At March 31, 2020, and December 31, 2019, the Company had impaired loans held-for-investment (excluding PCI loans) with outstanding principal balances of $6.7 million and $7.0 million, respectively, which were recorded at their estimated fair value of $4.2 million and $4.9 million, respectively. The Company recorded a net decrease in the specific reserve for impaired loans of $79,000 for the three months ended March 31, 2020, and a net increase in the specific reserve for impaired loans of $94,000 for the three months ended March 31, 2019. Net charge-offs of $90,000 and $70,000 were recorded for the three months ended March 31, 2020, and March 31, 2019, respectively, utilizing level 3 inputs. For purposes of estimating the fair value of impaired loans, management utilizes independent appraisals, if the loan is collateral dependent, adjusted downward by management, as necessary, for changes in relevant valuation factors subsequent to the appraisal date, or the present value of expected future cash flows for non-collateral dependent loans and troubled debt restructurings.

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

(k)        Derivatives

The fair value of the Company's derivatives is determined using discounted cash flow analysis using observable market-based inputs, which are considered Level 2 inputs.

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

The estimated fair value of the Company’s financial instruments at March 31, 2020, and December 31, 2019, is presented in the following tables (in thousands):

	March 31, 2020
		Estimated Fair Value
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$114,699	$114,699	$—	$—	$114,699
Trading securities	8,388	8,388	—	—	8,388
Debt securities available-for-sale	1,061,443	—	1,061,443	—	1,061,443
Debt securities held-to-maturity	8,706	—	9,002	—	9,002
Equity securities (1)	374	374	—	—	374
Federal Home Loan Bank of New York stock, at cost	29,855	—	29,855	—	29,855
Net loans held-for-investment	3,472,337	—	—	3,479,488	3,479,488
Derivative assets	1,072	—	1,072	—	1,072
Financial liabilities:
Deposits	$3,485,546	$—	$3,495,318	$—	$3,495,318
Borrowed funds	716,357	—	733,159	—	733,159
Advance payments by borrowers for taxes and insurance	22,444	—	22,444	—	22,444
Derivative liabilities	1,075	—	1,075	—	1,075

	December 31, 2019
		Estimated Fair Value
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$147,818	$147,818	$—	$—	$147,818
Trading securities	11,222	11,222	—	—	11,222
Debt securities available-for-sale	1,138,352	—	1,138,352	—	1,138,352
Debt securities held-to-maturity	8,762	—	8,886	—	8,886
Equity securities (1)	250	250	—		250
Federal Home Loan Bank of New York stock, at cost	39,575	—	39,575	—	39,575
Net loans held-for-investment	3,408,378	—	—	3,482,804	3,482,804
Derivative assets	79	—	79	—	79
Financial liabilities:
Deposits	$3,408,233	$—	$3,412,414	$—	$3,412,414
Borrowed funds	857,004	—	862,980	—	862,980
Advance payments by borrowers for taxes and insurance	440,069	—	440,069	—	440,069
Derivative liabilities	79	—	79	—	79

 (1) Excludes investments measured at net asset value in the amount of $3.1 million at both March 31, 2020 and December 31, 2019, which have not been classified in the fair value hierarchy.
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

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

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

The following is a summary of the Company’s earnings per share calculations and reconciliation of basic to diluted earnings per share for the periods indicated (dollars in thousands, except per share data):

	Three Months Ended March 31,
	2020	2019
Net income available to common stockholders	$4,551	$8,771

Weighted average shares outstanding-basic	46,791,768	46,940,903
Effect of non-vested restricted stock and stock options outstanding	191,698	347,257
Weighted average shares outstanding-diluted	46,983,466	47,288,160
Earnings per share-basic	$0.10	$0.19
Earnings per share-diluted	$0.10	$0.19
Anti-dilutive shares	1,001,828	1,075,747

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

Note 10 – Leases

Effective January 1, 2019, the Company adopted ASU No. 2016-02, Leases (“Topic 842”) and all subsequent ASU's that modified Topic 842, as further explained in Note 12, Recent Accounting Pronouncements. The Company’s leases primarily relate to real estate property for branches and office space with terms extending from six months up to 35.25 years. At March 31, 2020, all of the Company's leases are classified as operating leases.

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

At March 31, 2020, the Company’s operating lease right-of-use assets and operating lease liabilities included in the consolidated balance sheet were $41.5 and $45.9 respectively. Operating lease expense is recognized on a straight-line basis over the lease term, while variable lease payments are recognized as incurred. Variable lease payments include common area maintenance charges, real estate taxes, repairs and maintenance costs and utilities. Operating and variable lease expenses are recorded in occupancy expense in the consolidated statements of income.
Supplemental lease information at or for the three months ended March 31, 2020, and March 31, 2019 is as follows (in thousands):

	Three Months Ended March 31,
	2020	2019

Operating lease cost	$1,439	$1,466
Variable lease cost	544	778
Net lease cost	$1,983	$2,244
Cash paid for amounts included in measurement of operating lease liabilities	$1,545	$1,327
Right-of-use assets obtained in exchange for new operating lease liabilities	$3,028	$1,013
Weighted average remaining lease term	12.71 years	13.05 years
Weighted average discount rate	3.59%	3.60%

The following table summarizes lease payment obligations for each of the next five years and thereafter in addition to a reconcilement to the Company's current lease liability (dollars in thousands):

Year	Amount
2020	$4,719
2021	5,919
2022	5,311
2023	5,272
2024	4,935
Thereafter	33,230
Total lease payments	59,386
Less: imputed interest	13,454
Present value of lease liabilities	$45,932

As of March 31, 2020, the Company had not entered into any leases that have not yet commenced.

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
The Company’s revenue streams that are within the scope of Topic 606 include service charges on deposit accounts, ATM and card interchange fees, investment services fees, and other miscellaneous income. Fees and service charges for customer services include: (i) service charges on deposit accounts, including account maintenance fees, overdraft fees, insufficient funds fees, wire fees, and other deposit related fees; (ii) ATM and card interchange fees, which include fees generated when a Bank cardholder uses a non-Bank ATM or a non-Bank cardholder uses a Bank ATM, and fees earned whenever the Bank's debit cards are processed through card payment networks such as Visa; and (iii) investment services fees earned through partnering with a third party investment and brokerage service firm to provide insurance and investment products to customers. The Company's performance obligation for fees and service charges is satisfied and related revenue recognized immediately or in the month of performance of services. Other income primarily includes rental income from subleasing one of the Company's branches to a third party, which is recognized at the time the transaction occurs.
The following table summarizes non-interest income for the periods indicated (dollars in thousands):

	Three Months Ended March 31,
	2020	2019
Fees and service charges for customer services:
Service charges	$753	$782
ATM and card interchange fees	304	301
Investment fees	63	57
Total fees and service charges for customer services	1,120	1,140
Income on bank owned life insurance (1)	876	896
(Losses) gains on available-for-sale debt securities, net (1)	(13)	155
(Losses) gains on trading securities, net (1)	(1,992)	1,086
Swap income (1)	76	—
Other	41	37
Total non-interest income	$108	$3,314

(1) Not in scope of Topic 606

Note 12 – Derivatives

The Company has interest rate derivatives resulting from a service provided to certain qualified borrowers in a loan-related transaction and, therefore, are not used to manage interest rate risk in the Company’s assets or liabilities. The interest rate swap agreement which the Company executes with the commercial borrower is collateralized by the borrower’s commercial real estate financed by the Company. The collateral exceeds the maximum potential amount of future payments under the credit derivative. As these interest rate swaps do not meet the hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings.

During the fourth quarter of 2019, the Company entered into its first derivative transaction, and entered into a second transaction in the first quarter of 2020. At March 31, 2020, the Company had two interest rate swaps with a notional amount of $15.9 million, and the fair value of the asset and liability derivative was $1.1 million. At December 31, 2019, the Company had one interest rate swap with a notional amount of $12.0 million, and the fair value of the asset and liability derivative was $79,000. For the three months ended March 31, 2020, the Company recorded fee income of approximately $76,000.

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

Note 13 – Recent Accounting Pronouncements Adopted

ASU No. 2018-15. In August 2018, the FASB issued ASU No. 2018-15, “Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract.” This guidance aligns the accounting for implementation costs related to a hosting arrangement that is a service contract with the guidance on capitalizing costs associated with developing or obtaining internal-use software. Specifically, where a cloud computing arrangement includes a license to internal-use software, the software license is accounted for by the customer in accordance with Subtopic 350-40, “Intangibles - Goodwill and Other-Internal-Use Software”. ASU No. 2018-15 is effective for fiscal years beginning after December 15, 2019, with early adoption permitted. The Company adopted ASU No. 2018-15 on January 1, 2020, and it did not have an impact on the Company's financial condition or results of operation.

ASU No. 2018-13. In August 2018, the FASB issued ASU No. 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement.” This ASU updates the disclosure requirements on Fair Value measurements by 1) removing: the disclosures for transfers between Level 1 and Level 2 of the fair value hierarchy, the policy for timing of transfers between levels, and the valuation processes for Level 3 fair value measurements; 2) modifying: disclosures for timing of liquidation of an investee’s assets and disclosures for uncertainty in measurement as of reporting date; and 3) adding: disclosures for changes in unrealized gains and losses included in other comprehensive income for recurring level 3 fair value measurements and disclosures for the range and weighted average of the significant unobservable inputs used to develop Level 3 fair value measurements. ASU No. 2018-13 is effective for fiscal years beginning after December 15, 2019. With the exception of the following, which should be applied prospectively, disclosures relating to changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the disclosures for uncertainty measurement, all other changes should be applied retrospectively to all periods presented upon the effective date. The Company adopted ASU No. 2018-13 on January 1, 2020, and it did not have an impact on the Company's financial condition or results of operation.

ASU No 2017-04. In January 2017, the FASB issued ASU No. 2017-04, “Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.” The ASU eliminates Step 2 from the goodwill impairment test and also eliminates the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. The ASU is effective for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. The Company adopted ASU No. 2017-04 on January 1, 2020, and it did not have an impact on the Company's financial condition or results of operation.

During the three months ended March 31, 2020, the Company qualitatively assessed the current economic environment, including the estimated impact of the COVID-19 pandemic on macroeconomic variables and economic forecasts, and on the Company's stock price which has experienced a recent decline in value, and how these might impact the fair value of its reporting unit. After consideration of the items above, the first quarter 2020 results, as well as the results of the annual 2019 impairment test which resulted in an excess of reporting unit fair value over book value of approximately 27%, the Company determined that it was more-likely-than-not that the fair value of its reporting unit was above its book value as of March 31, 2020. For additional information regarding the Company's goodwill impairment testing process, see Note 1 to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2019.

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

Note 14 – Subsequent Event
The Company has elected to participate in the Paycheck Protection Program (PPP) authorized by the CARES Act, and administered by the Small Business Administration, which provides 100% federally guaranteed loans for small businesses to cover payroll, utilities, rent and interest. These small business loans may be forgiven if borrowers maintain their payrolls and satisfy certain other conditions for a period of time during the COVID-19 pandemic. As of May 7, 2020, The Company had approvals for over 750 loans, totaling approximately $102.9 million, and benefiting small businesses with over 10,000 employees. PPP provides for lender processing fees that range from 1% to 5% of the final disbursement made to individual borrowers. Based on the Company’s approved disbursements as of May 7, 2020, we estimate our loan processing fees would be approximately $3.7 million.

As of May 7, 2020, the Company had approved 197 loan modifications with payment deferrals on outstanding loan balances of $321.3 million in connection with the COVID-19 relief provided by the CARES Act. Of these 197 payment deferrals, 63 were principal deferrals totaling $135.1 million, and 134 were principal and interest deferrals totaling $186.2 million. These deferrals were generally no longer than three months in duration and were not considered TDRs based on interagency guidance issued in March 2020. Loans in deferment status (“COVID-19 Modified Loans”) will continue to accrue interest during the deferment period unless otherwise classified as nonperforming. COVID-19 Modified Loans are required to make escrow payments for real estate taxes and insurance, if applicable. For loans given relief of interest, the deferred interest is generally to be paid back over a period not to exceed 18 months. Principal deferrals may be brought current or recast into outstanding principal at time of rate reset or repaid at the end of the loan's contractual term. COVID-19 Modified Loan agreements generally also include covenants that prohibit distributions, bonuses, or payments of management fees to related entities until all deferred payments are made. In addition, the Company has received 139 requests, or had inquiries about relief, totaling $143.5 million, for COVID-19 payment relief. The Company is in the process of evaluating these requests. As of May 7, 2020, COVID-19 Modified Loans and requests for COVID-19 payment relief (excluding PCI loans) totaled approximately 13.3% of total loans.

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

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

•
the disruption to local, regional, national and global economic activity caused by infectious disease outbreaks, including the recent outbreak of COVID-19, and the significant impact that such outbreak has had and may have on our growth, operations, earnings and asset quality;

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

•	technological changes that may be more difficult or expensive than expected;

•	changes in our organization, compensation, and benefit plans;

•	our ability to retain key employees;

•	changes in the level of government support for housing finance;

•	changes in monetary or fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the FRB;

•	the ability of third-party providers to perform their obligations to us;

•	the ability of the U.S. Government to manage federal debt limits;

•	the effects of any U.S. Government shutdowns;

•
significant increases in our loan losses, including increases that may result from the new authoritative accounting guidance (known as CECL) model which may increase the required level of our allowance for loan losses after adoption; and

•	changes in the financial condition, results of operations, or future prospects of issuers of securities that we own.

Given the ongoing and dynamic nature of current economic circumstances, it is difficult to predict the full impact of the COVID-19 outbreak on our business. The extent of such impact will depend on future developments, which are highly uncertain, including when the coronavirus can be controlled and abated and when and how the economy may be reopened (i.e stay-at-home orders are lifted). As a result of the COVID-19 pandemic and the related adverse local and national economic consequences, we could be subject to any of the following risks, any of which could have a material, adverse effect on our business, financial condition, liquidity, and results of operations:

•	demand for our products and services may decline, making it difficult to execute on our strategic initiatives related to growing assets and earnings;

•
if the economy is unable to substantially reopen, and high levels of unemployment continue for an extended period of time, loan delinquencies, problem assets, and foreclosures may increase, resulting in increased charge-offs and reduced income;

•	collateral for loans, especially real estate, may decline in value, which could cause loan losses to increase;

•	our allowance for loan losses may have to be increased if borrowers experience financial difficulties beyond forbearance periods, which will adversely affect our net income;

•	the net worth and liquidity of loan guarantors may decline, impairing their ability to honor commitments to us;

•
as the result of the decline in the FRB's target federal funds rate, the yield on our assets may decline to a greater extent than the decline in our cost of interest-bearing liabilities, reducing our net interest margin and spread and reducing net income;

•	a material decrease in net income or a net loss over several quarters could result in a decrease or elimination of our quarterly cash dividend;

•	potential goodwill impairment charges if acquired assets and operations are adversely affected and remain at reduced levels;

•	our cyber security risks are increased as the result of an increase in the number of employees working remotely;

•	we rely on third party vendors for certain services and the unavailability of a critical service due to the COVID-19 outbreak could have an adverse effect on us;

•	Federal Deposit Insurance Corporation (“FDIC”) premiums may increase if the agency experience additional resolution costs; and

•	Internal controls as designed may not prove effective, to the extent procedures are modified as a result of remote work locations.

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

Critical Accounting Policies

Note 1 to the Company’s Audited Consolidated Financial Statements for the year ended December 31, 2019, included in the Company’s Annual Report on Form 10-K, as supplemented by this report, contains a summary of significant accounting policies. Various elements of these accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments. Certain assets are carried in the Consolidated Balance Sheets at estimated fair value or the lower of cost or estimated fair value.  Policies with respect to the methodologies used to determine the allowance for loan losses, estimated cash flows of our purchased credit-impaired (“PCI”) loans, and judgments regarding the valuation allowance against deferred tax assets are the most critical accounting policies because they are important to the presentation of the Company’s financial condition and results of operations, involve a higher degree of complexity, and require management to make subjective judgments which often require assumptions or estimates about highly uncertain matters. The use of different judgments, assumptions, and estimates could result in material differences in the results of operations or financial condition.  These critical accounting policies and their application are reviewed periodically and, at least annually, with the Audit Committee of the Board of Directors.  For a further discussion of the critical accounting policies of the Company, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.
Overview
This overview highlights selected information and may not contain all the information that is important to you in understanding our performance during the period. For a more complete understanding of trends, events, commitments, uncertainties, liquidity, capital resources, and critical accounting estimates, you should read this entire document carefully, as well as our Annual Report on Form 10-K for the year ended December 31, 2019.

Net income was $4.6 million for the three months ended March 31, 2020, as compared to $8.8 million for the three months ended March 31, 2019. Basic and diluted earnings per common share were $0.10 for the three months ended March 31, 2020, compared to basic and diluted earnings per common share of $0.19 for the three months ended March 31, 2019. For the three months ended March 31, 2020, our return on average assets was 0.37%, as compared to 0.79% for the three months ended March 31, 2019. For the three months ended March 31, 2020, our return on average stockholders’ equity was 2.60% as compared to 5.29% for the three months ended March 31, 2019. The most significant impact on our results of operations for the three months ended March 31, 2020, was the increase in our provision for loan losses. The provision for loan losses increased by $8.1 million for the three months ended March 31, 2020, compared to $59,000 for the three months ended March 31, 2019, and by $7.4 million compared to a provision of $772,000 for the three months ended December 31, 2019. The increase in the provision primarily reflects increased reserves related to the COVID-19 pandemic, including increases to our qualitative loss factors related to rising unemployment and loan rating changes related to loan modification requests, and, to a lesser extent loan growth.

Assets decreased by $58.5 million, or 1.2%, to $5.00 billion at March 31, 2020, from $5.06 billion at December 31, 2019. Liabilities decreased $65.0 million, or 1.5%, to $4.29 billion at March 31, 2020, from $4.36 billion at December 31, 2019.

Comparison of Financial Condition at March 31, 2020, and December 31, 2019
Total assets decreased $58.5 million, or 1.2%, to $5.00 billion at March 31, 2020, from $5.06 billion at December 31, 2019. The decrease was primarily due to decreases in available-for sale debt securities of $76.9 million, or 6.8%, cash and cash equivalents of $33.1 million, or 22.4%, Federal Home Loan Bank of New York (“FHLBNY”) stock of $9.7 million, or 24.6%, and an increase in the allowance for loan losses of $8.1 million, or 28.2%. Partially offsetting these decreases, was an increase in loans held-for-investment, net, of $72.1 million, or 2.1%.

The Company’s available-for-sale debt securities portfolio decreased by $76.9 million, or 6.8%, to $1.06 billion at March 31, 2020, from $1.14 billion at December 31, 2019. The decrease was primarily attributable to paydowns and maturities. At March 31, 2020, $934.4 million of the portfolio consisted of residential mortgage-backed securities issued or guaranteed by Fannie Mae, Freddie Mac, or Ginnie Mae. In addition, the Company held $126.7 million in corporate bonds, the majority of which were considered investment grade at March 31, 2020, and $279,000 in municipal bonds. The effective duration of the securities portfolio at March 31, 2020 was 1.42 years.

 As of March 31, 2020, we estimate that our non-owner occupied commercial real estate concentration (as defined by regulatory guidance issued in 2006) to total risk-based capital was approximately 455% as compared to 449% at December 31, 2019. Management believes that Northfield Bank (the Bank) has implemented appropriate risk management practices including risk assessments, board approved underwriting policies and related procedures which include monitoring bank portfolio performance, performing market analysis (economic and real estate), and stressing of the Bank’s commercial real estate portfolio under severe adverse economic conditions. Although management believes the Bank has implemented appropriate policies and procedures to manage our commercial real estate concentration risk, the Bank’s regulators could require us to implement additional policies and procedures or could require us to maintain higher levels of regulatory capital, which might adversely affect our loan originations, ability to pay dividends, and profitability.

Loans held-for-investment, net, increased $72.1 million to $3.51 billion at March 31, 2020, from $3.44 billion at December 31, 2019, primarily due to an increase in originated loans held-for-investment of $111.7 million, partially offset by decreases in acquired loans of $39.2 million. Originated loans held-for-investment, net, totaled $3.10 billion at March 31, 2020, as compared to $2.99 billion at December 31, 2019. The increase was primarily due to an increase in multifamily real estate loans of $104.6 million, or 4.8%, to $2.30 billion at March 31, 2020, from $2.20 billion at December 31, 2019.

On June 14, 2019, the New York State legislature passed the Housing Stability and Tenant Protection Act of 2019, impacting about one million rent-regulated apartment units. Among other things, the new legislation: (i) curtails rent increases from Material Capital Improvements and Individual Apartment Improvements (as defined in the Act); (ii) all but eliminates the ability for apartments to exit rent regulation; (iii) does away with vacancy decontrol and high-income deregulation; and (iv) repealed the 20% vacancy bonus. At March 31, 2020, the Company has approximately $407.2 million in multifamily loans in New York City with tenants that have some form of rent stabilization or rent control. The weighted average loan to value (“LTV”) was 46.0% based on the current balance and the collateral value at date of origination on this portfolio. The highest LTV in this portfolio is 72.9%. While it is too early to measure the full impact of the legislation, it generally limits a landlord’s ability to increase rents on rent-regulated apartments and makes it more difficult to convert rent regulated apartments to market rate apartments. As a result, the value of the collateral located in New York State securing the Company’s multifamily loans or the future net operating income of such properties could potentially become impaired. Management will continue to evaluate the effect of rent regulations on the collateral values.

The following tables detail our multifamily real estate originations for the three months ended March 31, 2020 and 2019 (dollars in thousands):

For the Three Months Ended March 31, 2020
Multifamily Originations	Weighted Average Interest Rate	Weighted Average LTV Ratio	Weighted Average Months to Next Rate Change or Maturity for Fixed Rate Loans	(F)ixed or (V)ariable	Amortization Term
$181,511	3.67%	60%	94	V	30 Years
1,500	4.40%	47%	180	F	15 Years
$183,011	3.68%	60%

For the Three Months Ended March 31, 2019
Multifamily Originations	Weighted Average Interest Rate	Weighted Average LTV Ratio	Weighted Average Months to Next Rate Change or Maturity for Fixed Rate Loans	(F)ixed or (V)ariable	Amortization Term
$90,743	4.26%	57%	75	V	30 Years
Acquired loans decreased by $39.2 million to $393.5 million at March 31, 2020, from $432.7 million at December 31, 2019, primarily due to paydowns of one-to-four family residential loans and commercial real estate loans.
Purchased credit-impaired (“PCI”) loans totaled $16.9 million at March 31, 2020, as compared to $17.4 million at December 31, 2019. The majority of the PCI loan balance consists of loans acquired as part of a Federal Deposit Insurance Corporation-assisted transaction. The Company accreted interest income of $803,000 and $1.0 million attributable to PCI loans for the three months ended March 31, 2020, and March 31, 2019, respectively.

Cash and cash equivalents decreased by $33.1 million, or 22.4%, to $114.7 million at March 31, 2020, from $147.8 million at December 31, 2019, primarily due to a decrease in cash balances held at the Federal Reserve Bank. Balances fluctuate based on the timing of receipt of security and loan repayments and the redeployment of cash into higher-yielding assets such as loans and securities, or the funding of deposit outflows or borrowing maturities.

FHLBNY stock decreased by $9.7 million, or 24.6%, to $29.9 million at March 31, 2020, from $39.6 million at December 31, 2019. The decrease in FHLBNY stock directly correlates with lower short-term borrowings balances at March 31, 2020, as compared to December 31, 2019.

Total liabilities decreased $65.0 million, or 1.5%, to $4.29 billion at March 31, 2020, from $4.36 billion at December 31, 2019. The decrease was primarily attributable to a decrease in other borrowings of $140.6 million, partially offset by an increase in deposits of $77.3 million.

Deposits increased $77.3 million, or 2.3%, to $3.49 billion at March 31, 2020, as compared to $3.41 billion at December 31, 2019. The increase was attributable to increases of $50.9 million in certificates of deposit, $39.2 million in transaction accounts, and $22.8 million in savings accounts, partially offset by decreases of $35.6 million in money market accounts.

Borrowings and securities sold under agreements to repurchase decreased to $716.4 million at March 31, 2020, from $857.0 million at December 31, 2019. Management utilizes borrowings to mitigate interest rate risk, for short-term liquidity, and to a lesser extent as part of leverage strategies.

The following is a table of term borrowing maturities (excluding overnight borrowings and floating rate advances) and the weighted average rate by year at March 31, 2020 (dollars in thousands):

Year	Amount	Weighted Average Rate
2020	$175,000	0.74%
2021	170,000	1.98%
2022	120,000	2.29%
2023	87,500	2.89%
2024	50,000	2.47%
Thereafter	107,500	1.72%
	$710,000	1.83%

Total stockholders’ equity increased by $6.5 million to $702.3 million at March 31, 2020, from $695.9 million at December 31, 2019. The increase was primarily attributable to a $6.0 million increase in accumulated other comprehensive income associated with unrealized gains on our debt securities available-for-sale portfolio, net income of $4.6 million for the three months ended March 31, 2020, and a $1.1 million increase in equity award activity. The increase was partially offset by $5.2 million in dividend payments.

Comparison of Operating Results for the Three Months Ended March 31, 2020 and 2019

Net income was $4.6 million and $8.8 million for the three months ended March 31, 2020 and March 31, 2019, respectively. Significant variances from the comparable prior year quarter are as follows: a $2.6 million increase in net interest income, an $8.1 million increase in the provision for loan losses, a $3.2 million decrease in non-interest income, a $3.5 million decrease in non-interest expense, and a $1.0 million decrease in income tax expense.

Interest Income. Interest income increased $3.3 million, or 8.3%, to $42.7 million for the three months ended March 31, 2020, from $39.5 million for the three months ended March 31, 2019, due to an increase in the average balance of interest-earning assets of $477.2 million, or 11.3%, partially offset by a 13 basis point decrease in the yields earned. Interest income on loans increased by $2.7 million, primarily attributable to an increase in the average loan balances of $253.1 million, partially offset by a decrease in yields earned of two basis points. Interest income on securities increased by $707,000, primarily attributable to an increase in the average securities balances of $236.9 million, partially offset by a 33 basis point decline in yields earned. The Company accreted interest income related to its PCI loans of $803,000 for the three months ended March 31, 2020. Interest income on loans for the three months ended March 31, 2020, included loan prepayment income of $627,000, as compared to $420,000 for the three months ended March 31, 2019.

Interest Expense. Interest expense increased $663,000, or 5.5%, to $12.8 million for the three months ended March 31, 2020, as compared to $12.1 million for the three months ended March 31, 2019. The increase was due to an increase in interest expense on borrowings of $1.6 million, or 86.3%, partially offset by a decrease in interest expense on deposits of $968,000, or 9.4%. The increase in interest expense on borrowings was attributable to a $288.1 million, or 73.6%, increase in average borrowings and a 12 basis point increase in the cost of borrowings to 2.08% for the three months ended March 31, 2020. The decrease in interest expense on deposits was attributable to a 20 basis point decrease in the cost of interest-bearing deposits to 1.20% for the three months ended March 31, 2020, partially offset by a $156.6 million, or 5.3%, increase in the average balance of interest-bearing deposit accounts.
Net Interest Income.  Net interest income for the three months ended March 31, 2020, increased $2.6 million, or 9.5%, to $29.9 million, from $27.3 million for the three months ended March 31, 2019, primarily due to a $477.2 million, or 11.3%, increase in our average interest-earning assets, partially offset by a six basis point decrease in our net interest margin to 2.57% from 2.63% for the three months ended March 31, 2019. The increase in our average interest-earning assets was due to increases in average loans outstanding of $253.1 million, average mortgage-backed securities of $327.6 million, and average FHLBNY stock of $9.5 million, partially offset by decreases in average other securities of $90.7 million and average interest-earning deposits in financial institutions of $22.3 million. The decrease in net interest margin was due to lower yields on interest-earning assets which decreased 13 basis points to 3.67% for the three months ended March 31, 2020, from 3.80% for the three months ended March 31, 2019, partially offset by an 11 basis point decrease in the cost of our interest-bearing liabilities to 1.36% for the three months ended March 31, 2020, from 1.47% for the three months ended March 31, 2019.

Provision for Loan Losses. The provision for loan losses increased by $8.1 million to $8.2 million for the three months ended March 31, 2020, compared to $59,000 for the three months ended March 31, 2019. The increase in the provision primarily reflects increased reserves related to the COVID-19 pandemic, including increases to our qualitative loss factors related to rising unemployment and loan rating changes related to loan modification requests, and, to a lesser extent loan growth. Net charge-offs were $90,000 and $70,000 for the three months ended March 31, 2020, and March 31, 2019, respectively.

Non-interest Income. Non-interest income decreased $3.2 million, or 96.7%, to $108,000 for the three months ended March 31, 2020, from $3.3 million for the three months ended March 31, 2019, primarily due to a decrease of $3.1 million in gains on trading securities, net. For the three months ended March 31, 2020, losses on trading securities were $2.0 million as compared to gains of $1.1 million for the three months ended March 31, 2019. The trading portfolio is utilized to fund the Company’s deferred compensation obligation to certain employees and directors of the Company's deferred compensation plan (the “Plan”). The participants of this Plan, at their election, defer a portion of their compensation. Gains and losses on trading securities have no effect on net income since participants benefit from, and bear the full risk of, changes in the trading securities market values. Therefore, the Company records an equal and offsetting amount in compensation expense, reflecting the change in the Company’s obligations under the Plan.

Non-interest Expense. Non-interest expense decreased $3.5 million, or 18.3%, to $15.7 million for the three months ended March 31, 2020, compared to $19.2 million for the three months ended March 31, 2019. This is due primarily to a $3.7 million decrease in employee compensation and benefits, $3.1 million of which is related to the Company's deferred compensation plan, which is described above and has no effect on net income, and a $630,000 decrease in equity award expense related to equity awards that fully vested in June 2019. Additionally, there was a $222,000 decrease in occupancy expense, attributable to lower rent and leasehold amortization expense associated with the closure of three branches effective December 31, 2019, and a $277,000 decrease in FDIC insurance premiums due to a reduction in our deposit insurance assessment as a result of the utilization of credits received. The credit was provided by the FDIC to banks with total consolidated assets of less than $10.0 billion for the portion of their assessments that contributed to the growth in the FDIC’s reserve ratio. Partially offsetting the decreases was an increase in professional fees of $362,000, primarily merger-related costs associated with our proposed acquisition of VSB Bancorp, Inc. announced in December 2019.

Income Tax Expense. The Company recorded income tax expense of $1.6 million for the three months ended March 31, 2020, compared to $2.6 million for the three months ended March 31, 2019. The effective tax rate for the three months ended March 31, 2020, was 26.3% compared to 22.9% for the three months ended March 31, 2019. The higher effective tax rate for three months ended March 31, 2020 was primarily attributable to the effects of a technical bulletin issued by the New Jersey Division of Taxation in the second quarter of 2019 that specified treatment of real estate investment trusts in connection with combined reporting for New Jersey corporate business tax purposes.

The following table sets forth average balances, average yields and costs, and certain other information for the periods indicated.

	ANALYSIS OF NET INTEREST INCOME (Dollars in thousands)
	For the Three Months Ended
	March 31, 2020			March 31, 2019
	Average Outstanding Balance	Interest	Average Yield/ Rate (1)	Average Outstanding Balance	Interest	Average Yield/ Rate (1)
Interest-earning assets:
Loans (2)	$3,471,367	$35,337	4.09%	$3,218,277	$32,590	4.11%
Mortgage-backed securities (3)	955,024	5,622	2.37	627,377	4,074	2.63
Other securities (3)	156,074	1,024	2.64	246,802	1,865	3.06
Federal Home Loan Bank of New York stock	31,263	577	7.42	21,729	402	7.50
Interest-earning deposits in financial institutions	70,225	172	0.99	92,538	535	2.34
Total interest-earning assets	4,683,953	42,732	3.67	4,206,723	39,466	3.80
Non-interest-earning assets	289,925			286,313
Total assets	$4,973,878			$4,493,036

Interest-bearing liabilities:
Savings, NOW, and money market accounts	$2,002,066	$4,073	0.82%	$1,857,654	$4,794	1.05%
Certificates of deposit	1,114,043	5,206	1.88	1,101,865	5,453	2.01
Total interest-bearing deposits	3,116,109	9,279	1.20	2,959,519	10,247	1.40
Borrowed funds	679,476	3,520	2.08	391,365	1,889	1.96
Total interest-bearing liabilities	3,795,585	12,799	1.36	3,350,884	12,136	1.47
Non-interest bearing deposits	382,044			379,642
Accrued expenses and other liabilities	93,129			90,012
Total liabilities	4,270,758			3,820,538
Stockholders' equity	703,120			672,498
Total liabilities and stockholders' equity	$4,973,878			$4,493,036

Net interest income		$29,933			$27,330
Net interest rate spread (4)			2.31%			2.33%
Net interest-earning assets (5)	$888,368			$855,839
Net interest margin (6)			2.57%			2.63%
Average interest-earning assets to interest-bearing liabilities			123.41%			125.54%

(1)	Average yields and rates are annualized.
(2)	Includes non-accruing loans.
(3)	Securities available-for-sale are reported at amortized cost.
(4)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(5)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(6)	Net interest margin represents net interest income divided by average total interest-earning assets.

Asset Quality

Purchased Credit Impaired Loans

PCI loans are recorded at estimated fair value using discounted expected future cash flows deemed to be collectible on the date acquired. Based on its detailed review of PCI loans and experience in loan workouts, management believes it has a reasonable expectation about the amount and timing of future cash flows and accordingly has classified PCI loans ($16.9 million at March 31, 2020 and $17.4 million at December 31, 2019) as accruing, even though they may be contractually past due. At March 31, 2020, 9.6% of PCI loans were past due 30 to 89 days, and 26.8% were past due 90 days or more, as compared to 20.9% and 24.3%, respectively, at December 31, 2019.

Originated and Acquired loans

The following table details total originated and acquired (including held-for-sale, but excluding PCI) non-accruing loans, non-performing loans, non-performing assets, troubled debt restructurings (TDRs) on which interest is accruing, and accruing loans 30 to 89 days delinquent at March 31, 2020, and December 31, 2019 (dollars in thousands):

	March 31, 2020	December 31, 2019
Non-accrual loans:
Held-for-investment
Real estate loans:
Commercial	$7,275	$7,922
One-to-four family residential	878	889
Multifamily	435	437
Home equity and lines of credit	183	185
Commercial and industrial	—	—
Total non-accrual loans	8,771	9,433
Loans delinquent 90 days or more and still accruing:
Held-for-investment
Real estate loans:
Commercial	186	253
One-to-four family residential	179	265
Multifamily	291	—
Total loans delinquent 90 days or more and still accruing	656	518
Total non-performing assets	$9,427	$9,951
Non-performing loans to total loans	0.27%	0.29%
Non-performing assets to total assets	0.19%	0.20%
Loans subject to restructuring agreements and still accruing	$14,009	$14,143
Accruing loans 30 to 89 days delinquent	$13,993	$8,206

Included in non-accrual loans at March 31, 2020, are two commercial real estate loans with aggregate balances of approximately $4.1 million, which have collateral properties under contract for sale expected to close in the second quarter of 2020. No impairment reserves were required on these loans as of March 31, 2020 and the loans are expected to be repaid in full upon sale of the collateral properties

Accruing Loans 30 to 89 Days Delinquent

Loans 30 to 89 days delinquent and on accrual status totaled $14.0 million and $8.2 million at March 31, 2020 and December 31, 2019, respectively. The following table sets forth delinquencies for accruing loans by type and by amount at March 31, 2020 and December 31, 2019 (in thousands):

	March 31, 2020	December 31, 2019
Held-for-investment
Real estate loans:
Commercial	$8,150	$5,450
One-to-four family residential	4,127	1,590
Multifamily	972	547
Construction and land	—	147
Home equity and lines of credit	341	217
Commercial and industrial loans	403	229
Other loans	—	26
Total delinquent accruing loans	$13,993	$8,206

The increase in delinquent commercial real estate loans was primarily due to one loan with a balance of approximately $5.0 million which was 31 days past due at March 31, 2020. The loan is collateralized by a motel and a catering/banquet hall with a recent appraised value of $8.4 million. The borrower has recently requested temporary payment relief related to the COVID-19 pandemic. Prior to this the borrower had been making regular payments. The increase in delinquent one-to-four family residential loans was primarily due to two loans, one originated, with a balance of $1.8 million which was 31 days past due at March 31, 2020, and one acquired pool loan with a balance of $839,000 which was 30 days past due at March 31, 2020. Both loans are considered to be well secured.

Loans Subject to TDR Agreements

Included in non-accruing loans are loans subject to TDR agreements totaling $3.1 million and $4.4 million at March 31, 2020 and December 31, 2019, respectively. The decrease in non-accruing TDR loans was primarily due to one loan with a balance of $1.3 million, settled in full during the quarter. At March 31, 2020, one of the non-accruing TDRs totaling $27,000 was not performing in accordance with its restructured terms and is collateralized by real estate with an estimated fair value of $276,000. At December 31, 2019, two of the non-accruing troubled debt restructurings totaling $255,000 were not performing in accordance with their restructured terms, and were collateralized by real estate with an aggregate estimated fair value of $946,000.

The Company also holds loans subject to TDR agreements that are on accrual status totaling $14.0 million and $14.1 million at March 31, 2020 and December 31, 2019, respectively. At March 31, 2020, $7.6 million, or 54.6%, of the $14.0 million of accruing loans subject to TDR agreements were performing in accordance with their restructured terms. At December 31, 2019, $13.8 million, or 97.3%, of the $14.1 million of accruing loans subject to TDR agreements were performing in accordance with their restructured terms. Generally, the types of concessions that we make to troubled borrowers include both temporary and permanent reductions to interest rates, extensions of payment terms, and, to a lesser extent, forgiveness of principal and interest.

The following table details the amounts and categories of the loans subject to restructuring agreements by loan type as of March 31, 2020 and December 31, 2019 (in thousands):

	March 31, 2020		December 31, 2019
	Non-Accruing	Accruing	Non-Accruing	Accruing
Real estate loans:
Commercial	$2,786	$10,707	$4,102	$10,810
One-to-four family residential	248	2,199	255	2,224
Multifamily	40	994	40	997
Home equity and lines of credit	—	53	—	54
Commercial and industrial loans	—	55	—	58
	$3,074	$14,008	$4,397	$14,143

Performing in accordance with restructured terms	99.1%	54.6%	64.5%	97.3%

Management continues to evaluate the Company's exposure to increased loan losses related to the COVID-19 pandemic, in particular the commercial real estate and multifamily loan portfolios. As previously discussed, in conjunction with the CARES Act, the Company has implemented a customer relief program to assist borrowers that may be experiencing financial hardship due to COVID-19 related challenges. The relief program grants principal and/or interest payment deferrals typically for a period of 90 days. As of May 7, 2020, the Company had granted relief or received inquiries about relief from 336 borrowers, representing $464.8 million, or approximately 13.3%, of the Company’s outstanding originated and acquired loan portfolio (excluding PCI loans) as of March 31, 2020. The Company had approved 197 loan modifications with payment deferrals on outstanding loan balances of $321.3 million in connection with the COVID-19 relief provided by the CARES Act as of this date. Of these 197 payment deferrals, 63 were principal deferrals totaling $135.1 million, and 134 were principal and interest deferrals totaling $186.2 million. These deferrals were generally no longer than three months in duration and were not considered TDRs based on interagency guidance issued in March 2020. Loans in deferment status (“COVID-19 Modified Loans”) will continue to accrue interest during the deferment period unless otherwise classified as nonperforming. COVID-19 Modified Loans are required to make escrow payments for real estate taxes and insurance, if applicable. For loans given relief of interest, the deferred interest is generally to be paid back over a period not to exceed 18 months. Principal deferrals may be brought current or recast into outstanding principal at time of rate reset or repaid at the end of the loan's contractual term. COVID-19 Modified Loan agreements generally also include covenants that prohibit distributions, bonuses, or payments of management fees to related entities until all deferred payments are made. In addition, the Company has received 139 requests, or had inquiries about relief, totaling $143.5 million, for COVID-19 payment relief. The Company is in the process of evaluating these requests.

The Company anticipates that the number and amount of COVID-19 financial hardship payment deferral requests may continue to increase.

The following table sets forth the property types collateralizing our originated and acquired (excluding PCI) loans as of March 31, 2020 (dollars in thousands):

	Loan Portfolio by Property Type at March 31, 2020					Loans Granted or Inquiring About Relief through May 7, 2020(1)
	Number of Loans	Amount	Average Loan Size	Weighted Average LTV Ratio	% of Total Loans	Number of Loans	Amount	Average Loan Size	Weighted Average LTV Ratio	% of Portfolio by Property Type
Commercial Real Estate
Multifamily(2)	1,058	$2,406,564	$2,275	54%	68.9%	133	$270,245	$2,032	52%	11.2%
Mixed use (majority of space is non-residential)	207	152,255	736	48%	4.4%	58	60,696	1,046	48%	39.9%
Retail	85	135,547	1,595	49%	3.9%	27	48,079	1,781	47%	35.5%
Office buildings	108	103,770	961	51%	3.0%	15	12,481	832	47%	12.0%
Accommodations	14	78,169	5,584	43%	2.2%	8	29,347	3,668	35%	37.5%
Nursing Home	5	28,012	5,602	59%	0.8%	—	—	—	—%	—%
Medical Office Buildings	20	26,381	1,319	66%	0.8%	1	1,255	1,255	—%	4.8%
Industrial and Manufacturing (Office and Plant)	25	22,623	905	46%	0.6%	3	3,746	1,249	37%	16.6%
Warehousing	20	18,443	922	50%	0.5%	2	815	408	39%	4.4%
Restaurant	20	12,774	639	58%	0.4%	13	10,118	778	48%	79.2%
Religious	16	11,251	703	41%	0.3%	3	1,649	550	52%	14.7%
Bank Branch	7	6,621	946	47%	0.2%	—	—	—	—%	—%
Schools/Child Day care	5	5,294	1,059	38%	0.2%	1	233	233	35%	4.4%
Automobile	14	5,016	358	55%	0.1%	2	233	117	13%	4.6%
Funeral Home	3	2,934	978	66%	0.1%	—	—	—	—%	—%
Leisure	3	2,886	962	61%	0.1%	1	2,090	2,090	64%	72.4%
Car Wash	6	2,609	435	51%	0.1%	1	579	579	22%	22.2%
Other	67	15,802	236	50%	0.4%	7	2,573	368	55%	16.3%
Total commercial real estate (including multifamily)	1,683	3,036,951	1,804	53%	87.0%	275	444,139	1,615	49%	14.6%
One-to-four family residential	744	254,338	342	53%	7.3%	29	13,987	482	51%	5.5%
Home equity and lines of credit	1,806	100,002	55	55%	2.8%	4	648	162	46%	0.6%
Construction and land	37	41,341	1,117	44%	1.2%	1	576	576	44%	1.4%
Commercial and industrial loans	427	58,414	137	NM	1.7%	27	5,470	203	NM	9.4%
Other	32	1,205	38	NM	—%	—	—	—	—%	—%
Total loans (excluding PCI)	4,729	$3,492,251			100.0%	336	$464,820			13.3%

(1) Balances as of March 31, 2020. Number of loans requesting relief through May 7, 2020.
(2) Property type is apartment units equal or greater than five units.

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
The Bank's primary sources of funds are deposits, principal and interest payments on loans and securities, borrowed funds, the proceeds from maturing securities and short-term investments, and to a lesser extent, proceeds from the sales of loans and securities and wholesale borrowings. The scheduled amortization of loans and securities, as well as proceeds from borrowed funds, are predictable sources of funds. Other funding sources, however, such as deposit inflows and loan prepayments are greatly influenced by market interest rates, economic conditions, and competition. The Bank is a member of the FHLBNY, which provides an additional source of short-term and long-term funding. The Bank also has short-term borrowing capabilities with the Federal Reserve Bank of New York. The Bank’s borrowed funds, excluding lease obligations floating rate advances and overnight line of credit, were $710.0 million at March 31, 2020, and had a weighted average interest rate of 1.83%. A total of $175.0 million of these borrowings will mature in less than one year. Borrowed funds, excluding floating rate advances and overnight line of credit, were $851.0 million at December 31, 2019. The Bank has the ability to obtain additional funding from the FHLB and Federal Reserve Bank of New York's discount window of approximately $1.64 billion utilizing unencumbered securities of $484.6 million and loans of $1.15 billion at March 31, 2020. The Bank also has a Letter of Credit (“LOC”) of up to $50.0 million with the FHLBNY for the purpose of collateralizing municipal deposits. Any amount pledged for such deposits under the LOC reduces the Bank's available borrowing amount under the FHLB advance agreement. The Bank expects to have sufficient funds available to meet current commitments in the normal course of business.

Northfield Bancorp, Inc. (standalone) is a separate legal entity from the Bank and must provide for its own liquidity to pay dividends, repurchase its stock, and for other corporate purposes. Northfield Bancorp, Inc.'s primary source of liquidity is dividend payments from the Bank. At March 31, 2020, Northfield Bancorp, Inc. (standalone) had liquid assets of $27.5 million.

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

As a result of the recently enacted Economic Growth, Regulatory Relief, and Consumer Protection Act, the federal banking agencies were required to develop a “Community Bank Leverage Ratio” (“CBLR”) (the ratio of a bank’s tangible equity capital to average total consolidated assets) for financial institutions with assets of less than $10 billion. A qualifying community bank that exceeds this ratio will be deemed to be in compliance with all other capital and leverage requirements, including the capital requirements to be considered “well capitalized” under Prompt Corrective Action statutes. The federal banking agencies approved 9% as the minimum capital for the CBLR. Effective March 31, 2020, a financial institution can elect to be subject to this new definition. Northfield Bank and Northfield Bancorp have elected to opt into the “CBLR” framework, beginning with the Call Reports filed for the first quarter of 2020. The CBLR will replace the risk-based and leverage capital requirements in the generally applicable capital rules. On April 6, 2020, the federal banking regulators, implementing the applicable provisions of the CARES Act, which modified the CBLR framework so that: (i) beginning in the second quarter 2020 and until the end of the year, a banking organization that has a leverage ratio of 8% or greater and meets certain other criteria may elect to use the CBLR framework; and (ii) community banking organizations will have until January 1, 2022, before the CBLR requirement is re-established at greater than 9%. Under the interim rules, the minimum CBLR will be 8% beginning in the second quarter and for the remainder of calendar year 2020, 8.5% for calendar year 2021, and 9% thereafter.

At March 31, 2020 and December 31, 2019, as set forth in the following table, both Northfield Bank and Northfield Bancorp, Inc. exceeded all of the regulatory capital requirements to which they were subject at such dates.

	Northfield Bank	Northfield Bancorp, Inc.	For Capital Adequacy Purposes (1)	For Well Capitalized Under Prompt Corrective Action Provisions
As of March 31, 2020:
CBLR	12.24%	13.22%	8.00%	8.00%
As of December 31, 2019:
Common equity Tier 1 capital (to risk-weighted assets)	14.99%	16.35%	4.50%	6.50%
Tier 1 leverage	12.28%	13.37%	4.00%	5.00%
Tier I capital (to risk-weighted assets)	14.99%	16.35%	6.00%	8.00%
Total capital (to risk-weighted assets)	15.73%	17.09%	8.00%	10.00%

(1) Includes capital conservation buffer at December 31, 2019. The CBLR does not include a capital conservation buffer.
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
The following table shows the contractual obligations of the Company by expected payment period as of March 31, 2020 (in thousands):

Contractual Obligations	Total	Less than One Year	One to less than Three Years	Three to less than Five Years	More than Five Years
Borrowings	$710,000	$175,000	$327,500	$187,500	$20,000
Operating lease liabilities	59,386	6,274	10,978	10,132	32,002
Commitments to originate loans	141,142	141,142	—	—	—
Commitments to fund unused lines of credit	148,954	148,954	—	—	—

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

For further information regarding our off-balance sheet arrangements and contractual obligations, see "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

Accounting Pronouncements Not Yet Adopted

ASU No. 2020-04. On March 12, 2020, FASB issued ASU No. 2020-04, “Reference Rate Reform ("ASC 848"): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.”, which provides temporary optional guidance to ease the potential burden in accounting for reference rate reform. The ASU provides optional expedients and exceptions for applying generally accepted accounting principles to contract modifications and hedging relationships, subject to meeting certain criteria, that reference the London Inter-Bank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued. It is intended to help stakeholders during the global market-wide reference rate transition period. The guidance is effective for all entities as of March 12, 2020 through December 31, 2022. The Company is implementing a transition plan to identify and modify its loans and other financial instruments that are either directly or indirectly influenced by LIBOR. The Company is in the process of evaluating ASU No. 2020-04 and its impact on the Company’s transition away from LIBOR for its loan and other financial instruments, with no material expected impact on the Company's financial condition or results of operation at this time.

ASU No. 2019-12. In December 2019, the FASB issued ASU No. 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes.” ASU No. 2019-12 simplifies accounting for income taxes by removing specific technical exceptions in ASC 740 related to the incremental approach for intra-period tax allocation, the methodology for calculating income taxes in an interim period and the recognition for deferred tax liabilities for outside basis differences. ASU No. 2019-12 also simplifies aspects of the accounting for franchise taxes and enacted changes in tax laws or rates and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. The amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. ASU No. 2019-12 is not expected to have a material impact on the Company’s financial condition or results of operations.

ASU No. 2018-14. In August 2018, the FASB issued ASU No. 2018-14, “Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans.”  This ASU makes minor changes to the disclosure requirements for employers that sponsor defined benefit pension and/or other postretirement benefit plans. ASU 2018-14 is effective for fiscal years ending after December 15, 2020, with early adoption permitted. As ASU 2018-14 only revises disclosure requirements, it will not have an impact on the Company’s financial condition or results of operations.

ASU 2016-13. In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments - Credit Losses (Topic 326): “Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”). This guidance was subsequently amended by ASU No. 2019-04, “Codification Improvements to Topic 326, Financial Instruments-Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments”; ASU No. 2019-05, “Financial Instruments-Credit Losses (Topic 326): Targeted Transition Relief”; and ASU No. 2019-11, “Codification Improvements to Topic 326, Financial Instruments-Credit Losses”. ASU No. 2016-13 and its subsequent updates are collectively known as “CECL”. CECL replaces the current incurred loss impairment model that recognizes losses when a probable threshold is met with a requirement to recognize lifetime expected credit losses immediately when a financial asset is originated or purchased. For available-for-sale debt securities where fair value is less than cost, credit-related impairment would be recognized in an allowance for credit losses and adjusted in each subsequent period for changes in credit risk. CECL also expands the disclosure requirements regarding an entity’s assumptions, models, and methods for estimating the allowance for loan losses.

ASU 2016-13 and its subsequent updates became effective for the Company on January 1, 2020. However, the CARES Act, which became law on March 27, 2020, included an option for financial institutions to delay the implementation of ASU 2016-13 until the earlier of the termination date of the national emergency concerning the COVID-19 pandemic or December 31, 2020. The Company has elected to delay its implementation of ASU 2016-13 and has calculated and recorded its provision for loan losses under the incurred loss model that existed prior to ASU 2016-13.

Our CECL implementation process included assessment and documentation of governance and reporting processes and related internal controls; model development, documentation and validation; and the incorporation of qualitative adjustments for model limitations, among other things. We contracted with a third-party vendor to assist us in the application of CECL. ASU 2016-13 lists several credit loss methods that are acceptable such as a discounted cash flow method, loss-rate method and probability of default/loss given default (“PD/LGD”) method. The Company will utilize the PD/LGD methodology to estimate its allowance for loan losses.

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

CECL parallel comparisons were performed at March 31, 2020, and the Company expects that upon adoption of ASU 2016-13, with an effective retrospective date of January 1, 2020, the Company would increase its allowance for loan losses by approximately 15% to 25%, excluding any reclassification related to purchased credit-impaired loans. This increase will be reflected as a cumulative-effect adjustment that decreases beginning retained earnings, net of income taxes. The expected increase in the allowance for loan losses is a result of changing from an incurred loss model, which encompasses allowances for current known and inherent losses within the portfolio, to a CECL model, which encompasses allowances for losses expected to be incurred over the life of the portfolio. Furthermore, ASU 2016-13 necessitates that the Company establish an allowance for expected credit losses for certain debt securities and other financial assets; however, the Company does not expect to record any allowances on debt securities available-for sale. The adoption of ASU 2016-13 is not expected to have a significant impact on our regulatory capital ratios.

See Note 13 of the Notes to the Unaudited Consolidated Financial Statements for information about recent accounting pronouncements adopted.

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

The following tables set forth, as of March 31, 2020 and December 31, 2019, our calculation of the estimated changes in our NPV, NPV ratio, and percent change in net interest income that would result from the designated instantaneous and sustained changes in interest rates (dollars in thousands).  Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments and deposit repricing characteristics including decay rates, and correlations to movements in interest rates, and should not be relied on as indicative of actual results.

	NPV at March 31, 2020
Change in Interest Rates (basis points)	Estimated Present Value of Assets	Estimated Present Value of Liabilities	Estimated NPV	Estimated Change In NPV	Estimated Change in NPV %	Estimated NPV/Present Value of Assets Ratio	Next 12 Months Net Interest Income Percent Change	Months 13-24 Net Interest Income Percent Change
+400	$4,567,369	$3,930,233	$637,136	$(133,122)	(17.28)%	13.95%	(10.31)%	1.07%
+300	4,665,932	4,001,975	663,957	(106,301)	(13.80)	14.23	(7.45)	1.23
+200	4,775,917	4,076,553	699,364	(70,894)	(9.20)	14.64	(4.53)	1.94
+100	4,889,388	4,154,546	734,842	(35,416)	(4.60)	15.03	(1.89)	1.75
—	5,006,837	4,236,579	770,258	—	—	15.38	—	—
(100)	5,161,473	4,324,095	837,378	67,120	8.71	16.22	(0.51)	(3.65)
(200)	5,371,479	4,355,926	1,015,553	245,295	31.85	18.91	(0.48)	(4.13)

	NPV at December 31, 2019
Change in Interest Rates (basis points)	Estimated Present Value of Assets	Estimated Present Value of Liabilities	Estimated NPV	Estimated Change In NPV	Estimated Change in NPV %	Estimated NPV/Present Value of Assets Ratio	Next 12 Months Net Interest Income Percent Change	Months 13-24 Net Interest Income Percent Change
+400	$4,692,640	$3,974,209	$718,431	$(156,728)	(17.91)%	15.31%	(17.51)%	(3.90)%
+300	4,797,256	4,039,976	757,280	(117,879)	(13.47)	15.79	(12.79)	(2.47)
+200	4,907,606	4,108,235	799,371	(75,788)	(8.66)	16.29	(7.99)	(0.70)
+100	5,018,245	4,179,543	838,702	(36,457)	(4.17)	16.71	(3.71)	0.42
—	5,129,680	4,254,521	875,159	—	—	17.06	—	—
(100)	5,249,067	4,339,402	909,665	34,506	3.94	17.33	0.36	(3.15)
(200)	5,414,518	4,422,975	991,543	116,384	13.30	18.31	0.63	(4.18)

At March 31, 2020, in the event of a 200 basis point decrease in interest rates, we would experience a 31.85% increase in estimated net portfolio value and a 0.48% decrease in net interest income in year one and a 4.13% decrease in net interest income in year two. In the event of a 400 basis point increase in interest rates, we would experience a 17.28% decrease in estimated net portfolio value and a 10.31% decrease in net interest income in year one and a 1.07% increase in net interest income in year two. Our policies provide that, in the event of a 200 basis point decrease or less in interest rates, our net present value ratio should decrease by no more than 300 basis points and 10%, and in the event of a 400 basis point increase or less, our net present value should decrease by no more than 475 basis points and 35%. In the event of a 200 basis point decrease or less, our projected net interest income should decrease by no more than 10% in year one and 25% in year two, and in the event of a 400 basis point increase or less, our projected net interest income should decrease by no more than 30% in year one and 20% in year two. However, when the federal funds rate is low and negative rate shocks do not produce meaningful results, management may temporarily suspend use of guidelines for negative interest rate shocks. At March 31, 2020 and December 31, 2019, we were in compliance with all Board-approved policies with respect to interest rate risk management.
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

ITEM 4.    CONTROLS AND PROCEDURES
An evaluation was performed under the supervision and with the participation of the Company’s management, including the President and Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of March 31, 2020.  Based on that evaluation, the Company’s management, including the President and Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

During the three months ended March 31, 2020, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

ITEM 1.     LEGAL PROCEEDINGS
The Company and subsidiaries are subject to various legal actions arising in the normal course of business.  In the opinion of management, the resolution of these legal actions is not expected to have a material adverse effect on the Company’s consolidated financial condition or results of operations.

ITEM 1A.  RISK FACTORS
In addition to the other information contained in this Quarterly Report on Form 10-Q, the following risk factor represents material updates and additions to the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 as filed with the Securities and Exchange Commission. Additional risks not presently known to us, or that we currently deem immaterial, may also adversely affect our business, financial condition or results of operations. Further, to the extent that any of the information contained in this Quarterly Report on Form 10-Q constitutes forward-looking statements, the risk factor set forth below also is a cautionary statement identifying important factors that could cause our actual results to differ materially from those expressed in any forward-looking statements made by or on behalf of us.

The economic impact of the COVID-19 outbreak could adversely affect our financial condition and results of operations and our ability to execute on our growth strategies.

On March 13, 2020 the President of the United States declared the COVID-19 outbreak in the United States a national emergency. The COVID-19 pandemic has caused significant economic dislocation in the United States as many state and local governments have ordered non-essential businesses to close and residents to stay-at-home. This has resulted in an unprecedented slow-down in economic activity and a related increase in unemployment. Since the COVID-19 outbreak, millions of individuals have filed claims for unemployment, and stock markets have declined in value. In response to the COVID-19 outbreak, the Federal Open Market Committee has reduced the benchmark fed funds rate to a target range of 0% to 0.25%, and the yields on 10 and 30-year treasury notes have declined to historic lows. Various state governments and federal agencies are requiring lenders to provide forbearance and other relief to borrowers (e.g., waiving late payment and other fees). The federal banking agencies have encouraged financial institutions to prudently work with affected borrowers and recently passed legislation has provided relief from reporting loan classifications due to modifications related to the COVID-19 outbreak. Certain industries have been particularly hard-hit, including the travel and hospitality industry, the restaurant industry and the retail industry.

The spread of the coronavirus has caused us to significantly modify our business practices, including business operating hours and delivery methods, as well as employee travel, employee work locations, and cancellation of physical participation in meetings, events and conferences. These changes, as well as adverse economic conditions, could cause us not to be able to execute on our growth strategies.

Given the ongoing and dynamic nature of the circumstances, it is difficult to predict the full impact of the COVID-19 outbreak on our business. The extent of such impact will depend on future developments, which are highly uncertain, including when the coronavirus can be controlled and abated and when and how the economy may be reopened. As the result of the COVID-19 pandemic and the related adverse local and national economic consequences, we could be subject to any of the following risks, any of which could have a material, adverse effect on our business, financial condition, liquidity, and results of operations:

•	demand for our products and services may decline, making it difficult to execute on our strategic initiatives related to growing assets and earnings;

•
if the economy is unable to substantially reopen, and high levels of unemployment continue for an extended period of time, loan delinquencies, problem assets, and foreclosures may increase, resulting in increased charges and reduced income;

•	collateral for loans, especially real estate, may decline in value, which could cause loan losses to increase;

•	our allowance for loan losses may have to be increased if borrowers experience financial difficulties beyond forbearance periods, which will adversely affect our net income;

•	the net worth and liquidity of loan guarantors may decline, impairing their ability to honor commitments to us;

•
as the result of the decline in the target federal funds rate to near 0%, the yield on our assets may decline to a greater extent than the decline in our cost of interest-bearing liabilities, reducing our net interest margin and spread and reducing net income;

•	a material decrease in net income or a net loss over several quarters could result in a decrease or elimination of our quarterly cash dividend;

•	our cyber security risks are increased as the result of an increase in the number of employees working remotely;

•	we rely on third party vendors for certain services and the unavailability of a critical service due to the COVID-19 outbreak could have an adverse effect on us; and

•	Federal Deposit Insurance Corporation premiums may increase if the agency experience additional resolution costs; and

•	Internal controls as designed may not prove effective, to the extent procedures are modified as a result of remote work locations.

Any one or a combination of the factors identified above could negatively impact our business, financial condition and results of operations and prospects.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	Unregistered Sale of Equity Securities. There were no sales of unregistered securities during the period covered by this report.

(b)	Use of Proceeds. Not applicable.

(c)	Repurchases of Our Equity Securities.

The Company did not repurchase any of its common stock during the three months ended March 31, 2020. The previously adopted repurchase program permitted $37.2 million shares of common stock to be repurchased in open market or private transactions, through block trades, and pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities and Exchange Commission. The timing of the repurchases will depend on certain factors, including but not limited to, market conditions and prices, the Company’s liquidity and capital requirements, and alternative uses of capital. Any repurchased shares will be held as treasury stock and will be available for general corporate purposes. The repurchases may be suspended, terminated or modified at any time for any reason, including market conditions, the cost of repurchasing shares, the availability of alternative investment opportunities, liquidity, and other factors deemed appropriate. On April 29, 2020, the Company temporarily suspended its share repurchase program in light of the COVID-19 pandemic and surrounding events. At March 31, 2020, approximately $21.5 million shares may be repurchased under the repurchase program.

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

101.INS	XBRL (Extensible Business Reporting Language) Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover page information from the Company's Quarterly Report on Form 10-Q filed May 11, 2020, formatted in Inline XBRL

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTHFIELD BANCORP, INC.
(Registrant)

Date: May 11, 2020

/s/ Steven M. Klein
Steven M. Klein
President and Chief Executive Officer

/s/ William R. Jacobs
William R. Jacobs
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)