Form 10-Q
period 2020-06-30
Northfield Bancorp, Inc.
filed 2020-08-10
CIK 1493225

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
or
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
As of July 31, 2020, the registrant had 53,126,012 shares of Common Stock, par value $0.01 per share, issued and outstanding.

NORTHFIELD BANCORP, INC.
Form 10-Q Quarterly Report

PART I
ITEM 1.  FINANCIAL STATEMENTS

NORTHFIELD BANCORP, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited) (In thousands, except share amounts)

	June 30, 2020	December 31, 2019
ASSETS:
Cash and due from banks	$13,802	$15,409
Interest-bearing deposits in other financial institutions	97,098	132,409
Total cash and cash equivalents	110,900	147,818
Trading securities	10,094	11,222
Debt securities available-for-sale, at estimated fair value	1,037,489	1,138,352
Debt securities held-to-maturity, at amortized cost	8,648	8,762
(estimated fair value of $9,018 at June 30, 2020, and $8,886 at December 31, 2019)
Equity securities	1,330	3,341
Originated loans held-for-investment, net	3,213,689	2,987,067
Loans acquired	360,895	432,653
Purchased credit-impaired (“PCI”) loans held-for-investment	14,775	17,365
Loans held-for-investment, net	3,589,359	3,437,085
Allowance for loan losses	(38,520)	(28,707)
Net loans held-for-investment	3,550,839	3,408,378
Accrued interest receivable	13,025	14,609
Bank owned life insurance	155,197	153,459
Federal Home Loan Bank of New York stock, at cost	29,462	39,575
Premises and equipment, net	25,270	25,659
Goodwill	38,411	38,411
Operating lease right-of-use assets	40,366	39,504
Other assets	20,544	26,212
Total assets	$5,041,575	$5,055,302
LIABILITIES AND STOCKHOLDERS’ EQUITY:
LIABILITIES:
Deposits	$3,621,658	$3,408,233
Securities sold under agreements to repurchase	75,000	75,000
Other borrowings	541,271	782,004
Operating lease liabilities	44,781	44,069
Advance payments by borrowers for taxes and insurance	19,882	20,045
Accrued expenses and other liabilities	26,407	30,098
Total liabilities	4,328,999	4,359,449
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value: 25,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value: 150,000,000 shares authorized, 60,933,707 shares issued at
June 30, 2020 and December 31, 2019, 49,263,377 and 49,175,347 outstanding at June 30, 2020, and December 31, 2019, respectively	609	609
Additional paid-in-capital	548,495	548,486
Unallocated common stock held by employee stock ownership plan	(19,244)	(19,740)
Retained earnings	327,606	322,581
Accumulated other comprehensive income	14,675	4,699
Treasury stock at cost: 11,670,330 and 11,758,360 shares at June 30, 2020, and December 31, 2019, respectively	(159,565)	(160,782)
Total stockholders’ equity	712,576	695,853
Total liabilities and stockholders’ equity	$5,041,575	$5,055,302
See accompanying notes to unaudited consolidated financial statements.

NORTHFIELD BANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited) (In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Interest income:
Loans	$35,343	$33,308	$70,680	$65,898
Mortgage-backed securities	4,304	4,599	9,926	8,673
Other securities	777	1,699	1,801	3,564
Federal Home Loan Bank of New York dividends	456	340	1,033	742
Deposits in other financial institutions	31	247	203	782
Total interest income	40,911	40,193	83,643	79,659
Interest expense:
Deposits	7,473	10,549	16,752	20,796
Borrowings	3,208	2,485	6,728	4,374
Total interest expense	10,681	13,034	23,480	25,170
Net interest income	30,230	27,159	60,163	54,489
Provision for loan losses	1,921	491	10,104	550
Net interest income after provision for loan losses	28,309	26,668	50,059	53,939
Non-interest income:
Fees and service charges for customer services	666	1,207	1,786	2,347
Income on bank owned life insurance	865	907	1,741	1,804
Gains on available-for-sale debt securities, net	73	59	60	214
Gains (losses) on trading securities, net	1,626	343	(366)	1,429
Gains on sale of loans	665	—	665	—
Other	343	50	460	86
Total non-interest income	4,238	2,566	4,346	5,880
Non-interest expense:
Compensation and employee benefits	10,444	9,837	17,733	20,857
Occupancy	3,018	3,120	6,078	6,402
Furniture and equipment	349	265	682	524
Data processing	1,612	1,437	3,072	2,700
Professional fees	1,045	811	2,154	1,558
Advertising	343	1,331	1,161	2,095
FDIC insurance	216	255	216	532
Other	828	1,694	2,441	3,286
Total non-interest expense	17,855	18,750	33,537	37,954
Income before income tax expense	14,692	10,484	20,868	21,865
Income tax expense	3,899	2,280	5,524	4,890
Net income	$10,793	$8,204	$15,344	$16,975
Net income per common share:
Basic	$0.23	$0.18	$0.33	$0.36
Diluted	$0.23	$0.17	$0.33	$0.36

See accompanying notes to unaudited consolidated financial statements.

NORTHFIELD BANCORP, INC. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME - (Continued) (Unaudited) (In thousands)
	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net Income	$10,793	$8,204	$15,344	$16,975
Other comprehensive income:
Unrealized gains on debt securities available-for-sale:
Net unrealized holding gains	5,603	9,930	13,913	18,693
Less: reclassification adjustment for net gains included in net income	(73)	(59)	(60)	(214)
Net unrealized gains	5,530	9,871	13,853	18,479
Income tax expense related to net unrealized holding gains on debt securities available-for-sale	(1,568)	(2,779)	(3,894)	(5,232)
Income tax expense related to reclassification adjustment for gains included in net income	20	17	17	60
Other comprehensive income, net of tax	3,982	7,109	9,976	13,307
Comprehensive income	$14,775	$15,313	$25,320	$30,282

See accompanying notes to unaudited consolidated financial statements.

NORTHFIELD BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Three Months Ended June 30, 2020 and 2019
(Unaudited) (In thousands, except share data)

	Common Stock
	Shares Outstanding	Par Value	Additional Paid-in Capital	Unallocated Common Stock Held by the Employee Stock Ownership Plan	Retained Earnings	Accumulated Other Comprehensive Income (loss) Net of tax	Treasury Stock	Total Stockholders' Equity
Balance at March 31, 2019	49,773,796	$609	$546,861	$(20,743)	$306,588	$(2,949)	$(150,926)	$679,440
Net income					8,204			8,204
Other comprehensive loss, net of tax						7,109		7,109
ESOP shares allocated or committed to be released			205	252				457
Stock compensation expense			1,112					1,112
Forfeitures of restricted stock	(8,000)		118				(118)	—
Exercise of stock options, net	9,838		(99)				133	34
Cash dividends declared and paid $0.11 per common share)					(5,198)			(5,198)
Repurchase of treasury stock (average cost of $15.16 per share)	(663,495)						(10,065)	(10,065)
Balance at June 30, 2019	49,112,139	$609	$548,197	$(20,491)	$309,594	$4,160	$(160,976)	$681,093

Balance at March 31, 2020	49,291,928	$609	$547,712	$(19,492)	$321,981	$10,693	$(159,187)	$702,316
Net income					10,793			10,793
Other comprehensive income, net of tax						3,982		3,982
ESOP shares allocated or committed to be released			79	248				327
Stock compensation expense			433					433
Issuance of restricted stock	(19,837)		271				(271)	—
Cash dividends declared and paid ($0.11 per common share)					(5,168)			(5,168)
Repurchase of treasury stock (average cost of $12.24 per share)	(8,714)						(107)	(107)
Balance at June 30, 2020	49,263,377	$609	$548,495	$(19,244)	$327,606	$14,675	$(159,565)	$712,576

See accompanying notes to unaudited consolidated financial statements.

NORTHFIELD BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Six Months Ended June 30, 2020 and 2019
(Unaudited) (In thousands, except share data)

	Common Stock
	Shares Outstanding	Par Value	Additional Paid-in Capital	Unallocated Common Stock Held by the Employee Stock Ownership Plan	Retained Earnings	Accumulated Other Comprehensive Income (loss) Net of tax	Treasury Stock	Total Stockholders' Equity
Balance at December 31, 2018	49,635,673	$609	$546,219	$(20,992)	$302,544	$(9,147)	$(152,794)	$666,439
Net income					16,975			16,975
Other comprehensive income, net of tax						13,307		13,307
ESOP shares allocated or committed to be released			392	501				893
Stock compensation expense			2,440					2,440
Forfeitures of restricted stock	(8,000)		118				(118)	—
Exercise of stock options, net	147,961		(972)				2,001	1,029
Cash dividends declared and paid ($0.21 per common share)					(9,925)			(9,925)
Repurchase of treasury stock (average cost of $15.16 per share)	(663,495)						(10,065)	(10,065)
Balance at June 30, 2019	49,112,139	$609	$548,197	$(20,491)	$309,594	$4,160	$(160,976)	$681,093

Balance at December 31, 2019	49,175,347	$609	$548,486	$(19,740)	$322,581	$4,699	$(160,782)	$695,853
Net income					15,344			15,344
Other comprehensive income, net of tax						9,976		9,976
ESOP shares allocated or committed to be released			277	496				773
Stock compensation expense			881					881
Issuance of restricted stock	83,744		(1,145)				1,145	—
Exercise of stock options, net	13,000		(4)				179	175
Cash dividends declared and paid ($0.22 per common share)					(10,319)			(10,319)
Repurchase of treasury stock (average cost of $12.24 per share)	(8,714)						(107)	(107)
Balance at June 30, 2020	49,263,377	$609	$548,495	$(19,244)	$327,606	$14,675	$(159,565)	$712,576

See accompanying notes to unaudited consolidated financial statements.

NORTHFIELD BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (In thousands)

	Six Months Ended June 30,
	2020	2019

Net income	$15,344	$16,975
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	10,104	550
ESOP and stock compensation expense	1,654	3,333
Depreciation	1,612	1,542
Amortization of premiums, and deferred loan costs, net of (accretion) of discounts, and deferred loan fees	1,900	2,034
Amortization of intangible assets	110	136
Amortization of operating lease right-of-use assets	2,166	2,196
Income on bank owned life insurance	(1,741)	(1,804)
Net gain on sale of loans held-for-sale	(665)
Proceeds from sale of loans held-for-sale	48,165	—
Origination of loans held-for-sale	(47,500)	—
Gains on available-for-sale debt securities, net	(60)	(214)
Losses (gains) on trading securities, net	366	(1,429)
Net sales of trading securities	762	183
Decrease (increase) in accrued interest receivable	1,584	(1,157)
Increase in other assets	(3,325)	(2,457)
Decrease in accrued expenses and other liabilities	(3,691)	(3,828)
Net cash provided by operating activities	26,785	16,060
Cash flows from investing activities:
Net increase in loans receivable	(153,113)	(53,140)
Purchases of loans	—	(41,527)
Purchases of Federal Home Loan Bank of New York stock	(10,497)	(14,291)
Redemptions of Federal Home Loan Bank of New York stock	20,610	4,478
Purchases of debt securities available-for-sale	(132,052)	(366,902)
Purchases of equity securities	(24)	(1,048)
Principal payments and maturities on debt securities available-for-sale	232,838	108,361
Principal payments and maturities on debt securities held-to-maturity	106	607
Proceeds from sale of debt securities available-for-sale	12,623	34,442
Proceeds from sale of equity securities	2,035	—
Proceeds from bank owned life insurance	2,716	—
Purchases and improvements of premises and equipment	(1,223)	(1,637)
Net cash used in investing activities	(25,981)	(330,657)
Cash flows from financing activities:
Net increase in deposits	213,425	13,679
Dividends paid	(10,319)	(9,925)
Exercise of stock options	175	1,029
Purchase of treasury stock	(107)	(10,065)
Increase in advance payments by borrowers for taxes and insurance	(163)	2,810
Repayments under capital lease obligations	—	(44)
Proceeds from securities sold under agreements to repurchase and other borrowings	370,267	349,760
Repayments related to securities sold under agreements to repurchase and other borrowings	(611,000)	(63,502)
Net cash (used in) provided by financing activities	(37,722)	283,742
Net decrease in cash and cash equivalents	(36,918)	(30,855)
Cash and cash equivalents at beginning of period	147,818	77,762
Cash and cash equivalents at end of period	$110,900	$46,907

NORTHFIELD BANCORP, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued) (Unaudited) (In thousands)
	Six Months Ended June 30,
	2020	2019
Supplemental cash flow information:
Cash paid during the period for:
Interest	$24,845	$24,930
Income taxes	7,375	5,732
Non-cash transactions:
Loan charge-offs, net	291	215
Initial recognition of operating lease right-of use assets	—	43,560
Initial recognition of operating lease liabilities	—	47,328
Transfer of originated loans held-for-investment to loans held-for-sale at fair value	47,500	—

See accompanying notes to unaudited consolidated financial statements.

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements
Note 1 – Consolidated Financial Statements
Basis of Presentation

The consolidated financial statements are comprised of the accounts of Northfield Bancorp, Inc. (the “Company”) and its wholly owned subsidiaries, Northfield Investments, Inc. and Northfield Bank (the “Bank”), and the Bank’s wholly-owned subsidiaries, NSB Services Corp. and NSB Realty Trust, collectively (the “Company”). All significant intercompany accounts and transactions have been eliminated in consolidation.

In the opinion of management, all adjustments (consisting solely of normal and recurring adjustments) necessary for the fair presentation of the consolidated balance sheets and the consolidated statements of comprehensive income for the unaudited periods presented have been included. The results of operations and other data presented for the three and six months ended June 30, 2020 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2020 or for any other period. Whenever necessary, certain prior year amounts are reclassified to conform to the current year presentation.
        In preparing the unaudited consolidated financial statements in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”), management has made estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated balance sheets and the consolidated statements of comprehensive income for the periods indicated. Material estimates that are particularly susceptible to change are: the allowance for loan losses, estimated cash flows of our purchased credit-impaired (“PCI”) loans and the valuation allowance against deferred tax assets. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the consolidated financial statements in the period they are deemed necessary. While management uses its best judgment, actual amounts or results could differ significantly from those estimates.

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

COVID-19

        On March 13, 2020, the Coronavirus Disease (COVID-19) pandemic was declared a national emergency by the President of the United States. The spread of COVID-19 has negatively impacted the national and local economy, disrupted supply chains and increased unemployment levels. The resulting temporary closure of many businesses and the implementation of social distancing and stay-at-home policies has and will continue to impact many of the Company’s customers. The Company is committed to supporting its customers, employees and communities during this difficult time and has adapted to the changing environment. The Company has implemented temporary relief assistance to customers, including the consideration of various loan payment deferral and fee waiver options. Branch facilities remained open, but lobbies were temporarily closed for much of the second quarter of 2020, with transactions being conducted through drive-up windows or on-line channels. As of July 6, 2020, bank branches were fully open with additional health, social distancing, and limited capacity measures put in place to meet safety requirements. We have also transitioned the majority of our workforce to work remotely.

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

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)
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

        The CARES Act also includes a provision that permits a financial institution to elect to suspend temporarily troubled debt restructuring (“TDR”) accounting under ASC Subtopic 310-40. To be eligible, a loan modification must be: (1) related to COVID-19; (2) executed on a loan that was not more than 30 days past due as of December 31, 2019; and (3) executed between March 1, 2020, and the earlier of (a) 60 days after the date of termination of the national emergency or (b) December 31, 2020. This includes short-term (e.g., up to six months) modifications such as payment deferrals, fee waivers, extensions of repayment terms, or delays in payment that are insignificant. Borrowers considered current are those that are less than 30 days past due on their contractual payments at the time a modification program is implemented. The banking regulators issued similar guidance, which also clarified that a COVID-19-related modification should not be considered a TDR if the borrower was current on payments at the time the underlying loan modification program was implemented and if the modification is considered to be short-term. The Company implemented a short-term loan modification program in late March 2020 to provide temporary payment relief to borrowers impacted by COVID-19. The program allows for a deferral of payments typically for 90 days, which may be extended for an additional 90 days, for a maximum of 180 days on a cumulative basis. See Note 5 - Loans for additional details of the Company's loan modification program.

A provision in the CARES Act includes a $349 billion fund for the creation of the Paycheck Protection Program (“PPP”) through the Small Business Administration (“SBA”) and Treasury Department. On April 24, 2020, the Paycheck Protection Program and Health Care Enhancement Act was signed into law, adding an additional $310 billion of funding to the PPP. The PPP provides 100% federally guaranteed loans for small businesses to cover payroll, utilities, rent and interest. These small business loans may be forgiven if borrowers maintain their payrolls and satisfy certain other conditions for a period of time during the COVID-19 pandemic. As of June 30, 2020, the Company had funded over 900 PPP loans to new and existing customers, totaling approximately $109.2 million, and benefiting small businesses with over 13,000 employees. PPP provides for lender processing fees that range from 1% to 5% of the final disbursement made to individual borrowers. Based on the Company’s approved disbursements as of June 30, 2020, we estimate our loan processing fees would be approximately $4.0 million which will be recognized in income in future periods over the life of the loans. PPP loans are fully guaranteed by the SBA, unless the lender violated an obligation under the agreement, and are therefore excluded from the allowance for loan and lease losses calculation.

The Company continues to maintain a strong liquidity and capital position, despite the economic uncertainties presented by the COVID-19 pandemic. As of June 30, 2020, both the Company and the Bank's capital ratios were in excess of regulatory requirements and are currently classified as well capitalized. The Company maintains access to multiple sources of liquidity and expects to have sufficient funds available to meet current commitments in the normal course of business.

        While, the Company has not incurred any significant disruption to its business activities as a result of COVID-19, the full impact of the pandemic is unknown and rapidly evolving. The outbreak is having a significant adverse impact on certain industries the Company serves, including retail, accommodations, and restaurants and food services. While most states have re-opened, it is under limited capacities and under other social-distancing restrictions, which has resulted in lower commercial activity and consumer spending. This decrease in commercial activity may result in our customers' inability to meet their loan obligations to us. In addition, the economic pressures and uncertainties related to the COVID-19 pandemic have resulted in changes in consumer spending behaviors, which may negatively impact the demand for loans and other services we offer. Because of the significant uncertainties related to the ultimate duration of the COVID-19 pandemic and its effects on our customers and prospects, and on the local and national economy, there can be no assurances as to how the crisis may ultimately affect the Company's loan portfolio, and business as a whole. The extent of such impact will depend on future developments, which are highly uncertain, including when the coronavirus can be controlled and abated and when and how the economy may be fully reopened. As such, the Company could be subject to certain risks, any of which could have a material, adverse effect on our business, financial condition, liquidity, and results of operations.

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)
Note 2 – Debt Securities Available-for-Sale
The following is a comparative summary of mortgage-backed and other debt securities available-for-sale at June 30, 2020, and December 31, 2019 (in thousands):

	June 30, 2020
		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
	cost	gains	losses	value
Mortgage-backed securities:
Pass-through certificates:
Government sponsored enterprises (GSE)	$278,065	$11,163	$75	$289,153
Real estate mortgage investment conduits (REMICs):
GSE	646,257	7,878	126	654,009
Non-GSE	48	—	1	47
	924,370	19,041	202	943,209
Other debt securities:
Municipal bonds	253	1	—	254
Corporate bonds	92,631	1,395	—	94,026
	92,884	1,396	—	94,280
Total debt securities available-for-sale	$1,017,254	$20,437	$202	$1,037,489

	December 31, 2019
		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
	cost	gains	losses	value
Mortgage-backed securities:
Pass-through certificates:
GSE	$324,080	$6,081	$754	$329,407
REMICs:
GSE	643,816	2,076	2,225	643,667
Non-GSE	53	—	—	53
	967,949	8,157	2,979	973,127
Other debt securities:
Municipal bonds	296	3	—	299
Corporate bonds	163,725	1,214	13	164,926
	164,021	1,217	13	165,225
Total debt securities available-for-sale	$1,131,970	$9,374	$2,992	$1,138,352
The following is a summary of the expected maturity distribution of debt securities available-for-sale, other than mortgage-backed securities, at June 30, 2020 (in thousands):

Available-for-sale	Amortized cost	Estimated fair value
Due in one year or less	$42,195	$42,513
Due after one year through five years	50,689	51,767
	$92,884	$94,280
 Contractual maturities for mortgage-backed securities are not included above, as expected maturities on mortgage-backed securities may differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without penalties.

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)
        Certain debt securities available-for-sale are pledged or encumbered to secure borrowings under Pledge Agreements and Repurchase Agreements and for other purposes required by law. At June 30, 2020, the fair value of debt securities available-for-sale that were pledged to secure borrowings and deposits was $584.2 million.

        For the three months ended June 30, 2020, the Company had gross proceeds of $12.6 million on sales of debt securities available-for-sale, with gross realized gains of $74,000 related to sales of securities and gross realized losses of $1,000 related to calls of securities. For the six months ended June 30, 2020, the Company had gross proceeds of $12.6 million on sales of debt securities available-for-sale, with gross realized gains of $74,000 related to sales of securities and gross realized losses of $14,000 related to calls of securities. For the three and six months ended June 30, 2019, the Company had gross proceeds of $5.2 million and $34.4 million, respectively, on sales of debt securities available-for-sale, with gross realized gains of $59,000 and $214,000, respectively, and no gross realized losses. The Company recognized net gains of $1.6 million and net losses of $366,000 on its trading securities portfolio during the three and six months ended June 30, 2020, respectively, and net gains of $343,000 and $1.4 million, during the three and six months ended June 30, 2019, respectively.

Gross unrealized losses on mortgage-backed and other debt securities available-for-sale, and the estimated fair value of the related securities, aggregated by security category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2020, and December 31, 2019, were as follows (in thousands):

	June 30, 2020
	Less than 12 months		12 months or more		Total
	Unrealized	Estimated	Unrealized	Estimated	Unrealized	Estimated
	losses	fair value	losses	fair value	losses	fair value
Mortgage-backed securities:
Pass-through certificates:
GSE	$—	$—	$75	$543	$75	$543
REMICs:
GSE	112	31,767	14	13,281	126	45,048
Non-GSE	—	—	1	47	1	47
Other debt securities:
Municipal bonds	—	125	—	—	—	125
Total	$112	$31,892	$90	$13,871	$202	$45,763

	December 31, 2019
	Less than 12 months		12 months or more		Total
	Unrealized	Estimated	Unrealized	Estimated	Unrealized	Estimated
	losses	fair value	losses	fair value	losses	fair value
Mortgage-backed securities:
Pass-through certificates:
GSE	$25	$3,404	$729	$55,184	$754	$58,588
REMICs:
GSE	950	197,634	1,275	54,555	2,225	252,189
Non-GSE	—	—	—	53	—	53
Other debt securities:
Corporate bonds	—	—	13	15,586	13	15,586
Total	$975	$201,038	$2,017	$125,378	$2,992	$326,416

The Company held 12 pass-through mortgage-backed securities issued or guaranteed by GSEs, four REMIC mortgage-backed securities issued or guaranteed by GSEs, and one REMIC mortgage-backed security not issued or guaranteed by a GSE, that were in a continuous unrealized loss position of twelve months or greater at June 30, 2020. There were 10 REMIC mortgage-backed securities issued or guaranteed by GSEs, and two municipal bonds that were in an unrealized loss position of less than twelve months at June 30, 2020. All securities referred to above were rated investment grade at June 30, 2020. Management evaluated these securities and concluded that the declines in fair value relate to the general interest rate environment and are considered temporary. The securities cannot be prepaid in a manner that would result in the Company not

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)
receiving substantially all of its amortized cost. The Company neither has an intent to sell, nor is it more likely than not that the Company will be required to sell, the securities before the recovery of their amortized cost basis or, if necessary, maturity.

The fair values of our debt securities available-for-sale could decline in the future if the underlying performance of the collateral for the collateralized mortgage obligations or other securities deteriorates and our credit enhancement levels do not provide sufficient protections to our contractual principal and interest, which may result in other-than-temporary impairment in the future. The Company did not recognize any other-than-temporary impairment charges during the three and six months ended June 30, 2020, or June 30, 2019.

Note 3 – Debt Securities Held-to-Maturity
        The following is a summary of debt securities held-to-maturity at June 30, 2020, and December 31, 2019 (in thousands):

	June 30, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Mortgage-backed securities:
Pass-through certificates:
GSEs	$8,648	$370	$—	$9,018
Total securities held-to-maturity	$8,648	$370	$—	$9,018

	December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Mortgage-backed securities:
Pass-through certificates:
GSEs	$8,762	$129	$5	$8,886
Total securities held-to-maturity	$8,762	$129	$5	$8,886

        Contractual maturities for mortgage-backed securities are not presented, as expected maturities on mortgage-backed securities may differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without penalties. There were no sales of held-to-maturity securities for the six months ended June 30, 2020, or June 30, 2019.

        At June 30, 2020, debt securities held-to-maturity with a carrying value of $7.3 million were pledged to secure borrowings and deposits.

        At June 30, 2020, there were no debt securities held-to-maturity in an unrealized loss position.

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

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)
        The fair values of our debt securities held-to-maturity could decline in the future if the underlying performance of the collateral for the collateralized mortgage obligations or other securities deteriorates and our credit enhancement levels do not provide sufficient protections to our contractual principal and interest. As a result, there is a risk that significant other-than-temporary impairments may occur in the future given the current economic environment. The Company did not recognize any other-than-temporary impairment charges in earnings on securities held-to-maturity during the three and six months ended June 30, 2020, or June 30, 2019.

Note 4 – Equity Securities
        At June 30, 2020 and December 31, 2019, equity securities totaled $1.3 million and $3.3 million, respectively. Equity securities consist of money market mutual funds, recorded at fair value of $214,000 and $250,000 at June 30, 2020 and December 31, 2019, respectively, and an investment in a private Small Business Administration (“SBA”) Loan Fund recorded at net asset value of $1.1 and $3.1 million at June 30, 2020 and December 31, 2019, respectively. As the SBA Loan Fund operates as a private fund, its shares are not publicly traded and therefore have no readily determinable market value. The investment in the fund is recorded at net asset value as a practical expedient for reporting fair value.

Note 5 – Loans

Net loans held-for-investment are as follows (in thousands):

	June 30,	December 31,
	2020	2019
Real estate loans:
Multifamily	$2,300,773	$2,196,407
Commercial mortgage	535,629	528,681
One-to-four family residential mortgage	82,697	83,742
Home equity and lines of credit	88,105	84,928
Construction and land	46,815	38,284
Total real estate loans	3,054,019	2,932,042
Commercial and industrial loans (1)	152,879	45,328
Other loans	2,411	2,083
Total commercial and industrial and other loans	155,290	47,411
Deferred loan cost, net	4,380	7,614
Originated loans held-for-investment, net	3,213,689	2,987,067
PCI Loans	14,775	17,365
Loans acquired:
One-to-four family residential mortgage	147,179	187,975
Multifamily	95,835	108,417
Commercial mortgage	98,281	113,027
Home equity and lines of credit	10,091	12,008
Construction and land	1,475	2,537
Total acquired real estate loans	352,861	423,964
Commercial and industrial loans	8,034	8,689
Total loans acquired, net	360,895	432,653
Loans held-for-investment, net	3,589,359	3,437,085
Allowance for loan losses	(38,520)	(28,707)
Net loans held-for-investment	$3,550,839	$3,408,378

(1) Included in originated commercial and industrial loans at June 30, 2020, are PPP loans totaling $105.7 million. There were no PPP loans at December 31, 2019.

        There were no loans held-for-sale at June 30, 2020, or December 31, 2019.

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)
PCI loans totaled $14.8 million at June 30, 2020, as compared to $17.4 million at December 31, 2019. The majority of the PCI loan balance is attributable to those loans acquired as part of a Federal Deposit Insurance Corporation-assisted transaction. The Company accounts for PCI loans utilizing U.S. GAAP applicable to loans acquired with deteriorated credit quality. At June 30, 2020, PCI loans consisted of approximately 22% commercial real estate loans and 47% commercial and industrial loans, with the remaining balance in residential and home equity loans. At December 31, 2019, PCI loans consisted of approximately 29% commercial real estate loans and 42% commercial and industrial loans, with the remaining balance in residential and home equity loans.

The following table details the accretion of interest income for PCI loans for the three and six months ended June 30, 2020 and June 30, 2019 (in thousands):

	At or for the three months ended June 30,		At or for the six months ended June 30,
	2020	2019	2020	2019
Balance at the beginning of period	$16,283	$20,797	$17,086	$21,846
Accretion into interest income	(717)	(1,003)	(1,520)	(2,052)
Balance at end of period	$15,566	$19,794	$15,566	$19,794

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)
The following tables set forth activity in our allowance for loan losses, by loan type, as of and for the three and six months ended June 30, 2020, and June 30, 2019 (in thousands):

	Three Months Ended June 30, 2020
	Real Estate
	Commercial	One-to-Four Family	Construction and Land	Multifamily	Home Equity and Lines of Credit	Commercial and Industrial	Other	Originated Loans Total	Purchased Credit-Impaired	Acquired Loans	Total
Allowance for loan losses:
Beginning balance	$5,389	$312	$671	$26,889	$574	$2,035	$86	$35,956	$789	$55	$36,800
Charge-offs	(164)	—	—	—	—	(57)	—	(221)	—	—	(221)
Recoveries	13	—	—	—	—	3	—	16	—	4	20
Provisions (credit)	1,271	(40)	266	354	(16)	(135)	90	1,790	—	131	1,921
Ending balance	$6,509	$272	$937	$27,243	$558	$1,846	$176	$37,541	$789	$190	$38,520

	Three Months Ended June 30, 2019
	Real Estate
	Commercial	One-to-Four Family	Construction and Land	Multifamily	Home Equity and Lines of Credit	Commercial and Industrial	Other	Originated Loans Total	Purchased Credit-Impaired	Acquired Loans	Total
Allowance for loan losses:
Beginning balance	$5,382	$370	$574	$18,346	$336	$1,376	$92	$26,476	$1,010	$—	$27,486
Charge-offs	—	—	—	—	—	(57)	(123)	(180)	—	(53)	(233)
Recoveries	13	72	—	—	—	—	1	86	—	2	88
Provisions (credit)	(64)	(208)	10	38	81	272	176	305	—	186	491
Ending balance	$5,331	$234	$584	$18,384	$417	$1,591	$146	$26,687	$1,010	$135	$27,832

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

	Six Months Ended June 30, 2020
	Real Estate
	Commercial	One-to-Four Family	Construction and Land	Multifamily	Home Equity and Lines of Credit	Commercial and Industrial	Other	Originated Loans Total	Purchased Credit-Impaired	Acquired Loans	Total
Allowance for loan losses:
Beginning balance	$4,756	$180	$536	$20,203	$317	$1,640	$151	$27,783	$789	$135	$28,707
Charge-offs	(164)	—	—	—	—	(94)	—	(258)	—	(433)	(691)
Recoveries	383	—	—	—	—	5	—	388	—	12	400
Provisions (credit)	1,534	92	401	7,040	241	295	25	9,628	—	476	10,104
Ending balance	$6,509	$272	$937	$27,243	$558	$1,846	$176	$37,541	$789	$190	$38,520

	Six Months Ended June 30, 2019
	Real Estate
	Commercial	One-to-Four Family	Construction and Land	Multifamily	Home Equity and Lines of Credit	Commercial and Industrial	Other	Originated Loans Total	Purchased Credit-Impaired	Acquired Loans	Total
Allowance for loan losses:
Beginning balance	$5,630	$342	$463	$18,084	$291	$1,569	$108	$26,487	$1,010	$—	$27,497
Charge-offs	(6)	—	—	—	—	(83)	(123)	(212)	—	(112)	(324)
Recoveries	25	72	—	—	—	—	1	98	—	11	109
Provisions (credit)	(318)	(180)	121	300	126	105	160	314	—	236	550
Ending balance	$5,331	$234	$584	$18,384	$417	$1,591	$146	$26,687	$1,010	$135	$27,832

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)
        The following tables detail the amount of loans receivable held-for-investment, net of deferred loan fees and costs, that are evaluated individually, and collectively, for impairment, and the related portion of the allowance for loan losses that is allocated to each loan portfolio segment, at June 30, 2020, and December 31, 2019 (in thousands):

	June 30, 2020
	Real Estate
	Commercial	One-to-Four Family	Construction and Land	Multifamily	Home Equity and Lines of Credit	Commercial and Industrial	Other	Originated Loans Total	Purchased Credit-Impaired	Acquired Loans	Total
Allowance for loan losses:
Ending balance: individually evaluated for impairment	$117	$4	$—	$—	$4	$4	$—	$129	$—	$190	$319
Ending balance: collectively evaluated for impairment	$6,392	$268	$937	$27,243	$554	$1,842	$176	$37,412	$789	$—	$38,201
Loans, net:
Ending balance	$536,245	$84,189	$46,843	$2,304,166	$90,110	$149,725	$2,411	$3,213,689	$14,775	$360,895	$3,589,359
Ending balance: individually evaluated for impairment	$11,611	$1,691	$—	$634	$51	$54	$—	$14,041	$—	$5,840	$19,881
Ending balance: collectively evaluated for impairment	$524,634	$82,498	$46,843	$2,303,532	$90,059	$149,671	$2,411	$3,199,648	$14,775	$355,055	$3,569,478

	December 31, 2019
	Real Estate
	Commercial	One-to-Four Family	Construction and Land	Multifamily	Home Equity and Lines of Credit	Commercial and Industrial	Other	Originated Loans Total	Purchased Credit-Impaired	Acquired Loans	Total
Allowance for loan losses:
Ending balance: individually evaluated for impairment	$—	$—	$—	$—	$3	$4	$—	$7	$—	$135	$142
Ending balance: collectively evaluated for impairment	$4,756	$180	$536	$20,203	$314	$1,636	$151	$27,776	$789	$—	$28,565
Loans, net:
Ending balance	$529,287	$85,355	$38,303	$2,199,734	$86,848	$45,456	$2,084	$2,987,067	$17,365	$432,653	$3,437,085
Ending balance: individually evaluated for impairment	$13,226	$1,841	$—	$997	$55	$58	$—	$16,177	$—	$4,780	$20,957
Ending balance: collectively evaluated for impairment	$516,061	$83,514	$38,303	$2,198,737	$86,793	$45,398	$2,084	$2,970,890	$17,365	$427,873	$3,416,128

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)
        The Company monitors the credit quality of its loan portfolio on a regular basis. Credit quality is monitored by reviewing certain credit quality indicators. Management has determined that loan-to-value ratios (at period end) and internally assigned credit risk ratings by loan type are the key credit quality indicators that best measure the credit quality of the Company’s loan receivables. Loan-to-value (“LTV”) ratios used by management in monitoring credit quality are based on current period loan balances and original appraised values at the time of origination (unless a current appraisal has been obtained as a result of the loan being deemed impaired). In calculating the provision for loan losses, based on past loan loss experience, management has determined that commercial real estate loans and multifamily loans having loan-to-value ratios, as described above, of less than 35%, and one-to-four family loans having loan-to-value ratios, as calculated above, of less than 60%, require less of a loss factor than those with higher loan to value ratios.

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

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)
The following tables detail the recorded investment of originated loans held-for-investment, net of deferred fees and costs, by loan type and credit quality indicator at June 30, 2020, and December 31, 2019 (in thousands):

	At June 30, 2020
	Real Estate
	Multifamily		Commercial		One-to-Four Family		Construction and Land	Home Equity and Lines of Credit	Commercial and Industrial	Other	Total
	< 35% LTV	=> 35% LTV	< 35% LTV	=> 35% LTV	< 60% LTV	=> 60% LTV
Internal Risk Rating
Pass	$248,120	$2,049,444	$90,805	$438,479	$53,521	$28,326	$46,843	$89,749	$149,391	$2,411	$3,197,089
Special Mention	—	760	—	808	590	—	—	76	297	—	2,531
Substandard	585	5,257	—	6,153	1,727	25	—	285	37	—	14,069
Originated loans held-for-investment, net	$248,705	$2,055,461	$90,805	$445,440	$55,838	$28,351	$46,843	$90,110	$149,725	$2,411	$3,213,689

	At December 31, 2019
	Real Estate
	Multifamily		Commercial		One-to-Four Family		Construction and Land	Home Equity and Lines of Credit	Commercial and Industrial	Other	Total
	< 35% LTV	=> 35% LTV	< 35% LTV	=> 35% LTV	< 60% LTV	=> 60% LTV
Internal Risk Rating
Pass	$232,950	$1,960,984	$79,485	$440,065	$52,886	$29,967	$38,303	$86,547	$45,075	$2,084	$2,968,346
Special Mention	—	296	370	1,092	777	—	—	14	301	—	2,850
Substandard	301	5,203	—	8,275	1,397	328	—	287	80	—	15,871
Originated loans held-for-investment, net	$233,251	$1,966,483	$79,855	$449,432	$55,060	$30,295	$38,303	$86,848	$45,456	$2,084	$2,987,067

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)
Included in loans receivable are loans for which the accrual of interest income has been discontinued due to deterioration in the financial condition of the borrowers. The recorded investment of these non-accrual loans was $8.8 million and $9.4 million at June 30, 2020, and December 31, 2019, respectively. Generally, loans are placed on non-accrual status when they become 90 days or more delinquent, or sooner if considered appropriate by management, and remain on non-accrual status until they are brought current, have six consecutive months of performance under the loan terms, and factors indicating reasonable doubt about the timely collection of payments no longer exist. Therefore, loans may be current in accordance with their loan terms, or may be less than 90 days delinquent and still be on a non-accruing status.

The non-accrual amounts included loans deemed to be impaired of $6.6 million and $6.8 million at June 30, 2020, and December 31, 2019, respectively. Loans on non-accrual status with principal balances less than $500,000, and therefore not meeting the Company’s definition of an impaired loan, amounted to $2.2 million at June 30, 2020 and $2.6 million at December 31, 2019. There were no non-accrual loans held-for-sale at both June 30, 2020 and December 31, 2019. Loans past due 90 days or more and still accruing interest were $978,000 at June 30, 2020 and $518,000 at December 31, 2019, and consisted of loans that are considered well-secured and in the process of collection.

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)
        The following tables set forth the detail, and delinquency status, of non-performing loans (non-accrual loans and loans past due 90 days or more and still accruing), net of deferred fees and costs, at June 30, 2020, and December 31, 2019, excluding PCI loans which have been segregated into pools. For PCI loans, each loan pool is accounted for as a single asset with a single composite interest rate and an aggregate expectation of cash flows (in thousands):

	June 30, 2020
	Total Non-Performing Loans
	Non-Accruing Loans
	0-29 Days Past Due	30-89 Days Past Due	90 Days or More Past Due	Total	90 Days or More Past Due and Accruing	Total Non-Performing Loans
Loans held-for-investment:
Real estate loans:
Commercial
LTV => 35%
Substandard	$—	$—	$944	$944	—	$944
Total commercial	—	—	944	944	—	944
One-to-four family residential
LTV < 60%
Substandard	405	—	77	482	171	653
Total	405	—	77	482	171	653
LTV => 60%
Substandard	24	—	—	24	—	24
Total one-to-four family residential	429	—	77	506	171	677
Multifamily
LTV < 35%
Substandard	—	—	291	291	—	291
LTV => 35%
Substandard	—	—	—	—	493	493
Total multifamily	—	—	291	291	493	784
Home equity and lines of credit
Substandard	—	64	89	153	100	253
Total home equity and lines of credit	—	64	89	153	100	253
Total non-performing loans held-for-investment, originated	429	64	1,401	1,894	764	2,658
Loans acquired:
Real estate loans:
Commercial
LTV < 35%
Substandard	79	—	187	266	—	266
LTV => 35%
Substandard	2,852	1,274	1,753	5,879	—	5,879
Total commercial	2,931	1,274	1,940	6,145	—	6,145
One-to-four family residential
LTV < 60%
Substandard	—	188	27	215	161	376
LTV => 60%
Substandard	—	—	93	93	—	93
Total one-to-four family residential	—	188	120	308	161	469
Multifamily
LTV < 35%
Substandard	40	—	—	40	—	40
LTV => 35%
Substandard	—	391	—	391	—	391
Total multifamily	40	391	—	431	—	431
Home equity and lines of credit - Substandard	—	—	28	28	14	42
Total home equity and lines of credit	—	—	28	28	14	42
Commercial and industrial loans
Substandard	—	—	—	—	39	39
Total commercial and industrial loans	—	—	—	—	39	39
Total non-performing loans acquired	2,971	1,853	2,088	6,912	214	7,126
Total non-performing loans	$3,400	$1,917	$3,489	$8,806	$978	$9,784

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

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)
The following tables set forth the detail and delinquency status of originated and acquired loans held-for-investment, net of deferred fees and costs, by performing and non-performing loans at June 30, 2020, and December 31, 2019 (in thousands):

	June 30, 2020
	Performing (Accruing) Loans
	0-29 Days Past Due	30-89 Days Past Due	Total	Non-Performing Loans	Total Loans Receivable, net
Loans held-for-investment:
Real estate loans:
Commercial
LTV < 35%
Pass	$88,671	$2,134	$90,805	$—	$90,805
Total	88,671	2,134	90,805	—	90,805
LTV => 35%
Pass	430,117	8,362	438,479	—	438,479
Special Mention	808	—	808	—	808
Substandard	5,209	—	5,209	944	6,153
Total	436,134	8,362	444,496	944	445,440
Total commercial	524,805	10,496	535,301	944	536,245
One-to-four family residential
LTV < 60%
Pass	53,077	444	53,521	—	53,521
Special Mention	80	510	590	—	590
Substandard	1,074	—	1,074	653	1,727
Total	54,231	954	55,185	653	55,838
LTV => 60%
Pass	28,326	—	28,326	—	28,326
Substandard	—	—	—	25	25
Total	28,326	—	28,326	25	28,351
Total one-to-four family residential	82,557	954	83,511	678	84,189
Construction and land
Pass	46,645	198	46,843	—	46,843
Total construction and land	46,645	198	46,843	—	46,843
Multifamily
LTV < 35%
Pass	248,120	—	248,120	—	248,120
Substandard	294	—	294	291	585
Total	248,414	—	248,414	291	248,705
LTV => 35%
Pass	2,049,444	—	2,049,444	—	2,049,444
Special Mention	760	—	760	—	760
Substandard	4,690	75	4,765	492	5,257
Total	2,054,894	75	2,054,969	492	2,055,461
Total multifamily	2,303,308	75	2,303,383	783	2,304,166
Home equity and lines of credit
Pass	89,455	294	89,749	—	89,749
Special Mention	76	—	76	—	76
Substandard	32	—	32	253	285
Total home equity and lines of credit	89,563	294	89,857	253	90,110
Commercial and industrial
Pass	148,939	452	149,391	—	149,391
Special Mention	267	30	297	—	297
Substandard	37	—	37	—	37
Total commercial and industrial	149,243	482	149,725	—	149,725

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

	June 30, 2020
	Performing (Accruing) Loans (Continued)
	0-29 Days Past Due	30-89 Days Past Due	Total	Non-Performing Loans	Total Loans Receivable, net
Other loans
Pass	2,411	—	2,411		2,411
Total originated loans held-for-investment	3,198,532	12,499	3,211,031	2,658	3,213,689
Acquired loans:
Real estate loans:
One-to-four family residential
LTV < 60%
Pass	132,919	834	133,753	155	133,908
Special Mention	—	378	378	—	378
Substandard	—	—	—	221	221
Total	132,919	1,212	134,131	376	134,507
LTV => 60%
Pass	12,579	—	12,579	—	12,579
Substandard	—	—	—	93	93
Total	12,579	—	12,579	93	12,672
Total one-to-four family residential	145,498	1,212	146,710	469	147,179
Commercial
LTV < 35%
Pass	32,999	—	32,999	—	32,999
Special Mention	83	—	83	—	83
Substandard	591	—	591	266	857
Total	33,673	—	33,673	266	33,939
LTV => 35%
Pass	49,705	—	49,705	—	49,705
Special Mention	—	336	336	—	336
Substandard	6,822	1,601	8,423	5,878	14,301
Total	56,527	1,937	58,464	5,878	64,342
Total commercial	90,200	1,937	92,137	6,144	98,281
Construction and land
Pass	1,475	—	1,475	—	1,475
Total construction and land	1,475	—	1,475	—	1,475
Multifamily
LTV < 35%
Pass	92,794	—	92,794	—	92,794
Substandard	—	—	—	40	40
Total	92,794	—	92,794	40	92,834
LTV => 35%
Pass	2,609	—	2,609	—	2,609
Substandard	—	—	—	392	392
Total	2,609	—	2,609	392	3,001
Total multifamily	95,403	—	95,403	432	95,835
Home equity and lines of credit
Pass	9,467	408	9,875	—	9,875
Special Mention	$46	$—	$46	$—	$46
Substandard	80	48	128	42	170
Total home equity and lines of credit	9,593	456	10,049	42	10,091
Commercial and industrial
Pass	7,995	—	7,995	—	7,995
Substandard	—	—	—	39	39
Total commercial and industrial	7,995	—	7,995	39	8,034
Total loans acquired	350,164	3,605	353,769	7,126	360,895
	$3,548,696	$16,104	$3,564,800	$9,784	$3,574,584

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

Loans Acquired
Real estate loans:
One-to-four family residential
LTV < 60%
Pass	172,882	73	172,955	—	172,955
Special Mention	—	385	385	—	385
Substandard	—	—	—	426	426
Total	172,882	458	173,340	426	173,766
LTV => 60%
Pass	14,116	—	14,116	—	14,116
Substandard	—	—	—	93	93
Total	14,116	—	14,116	93	14,209
Total one-to-four family residential	186,998	458	187,456	519	187,975
Commercial
LTV < 35%
Pass	35,173	287	35,460	—	35,460
Special Mention	994	194	1,188	—	1,188
Substandard	369	—	369	334	703
Total	36,536	481	37,017	334	37,351
LTV => 35%
Pass	60,311	—	60,311	—	60,311
Special Mention	134	464	598	—	598
Substandard	6,382	2,960	9,342	5,425	14,767
Total	66,827	3,424	70,251	5,425	75,676
Total commercial	103,363	3,905	107,268	5,759	113,027
Construction and land
Pass	2,537	—	2,537	—	2,537
Total construction and land	2,537	—	2,537	—	2,537
Multifamily
LTV < 35%
Pass	105,327	—	105,327	—	105,327
Substandard	—	—	—	40	40
Total	105,327	—	105,327	40	105,367
LTV => 35%
Pass	2,653	—	2,653	—	2,653
Substandard	—	—	—	397	397
Total	2,653	—	2,653	397	3,050
Total multifamily	107,980	—	107,980	437	108,417
Home equity and lines of credit
Pass	11,842	50	11,892	—	11,892
Substandard	88	—	88	28	116
Total home equity and lines of credit	11,930	50	11,980	28	12,008
Commercial and industrial loans
Pass	8,649	40	8,689	—	8,689
Total commercial and industrial loans	8,649	40	8,689	—	8,689
Other	—	—	—	—	—
Total loans acquired	421,457	4,453	425,910	6,743	432,653
	$3,401,563	$8,206	$3,409,769	$9,951	$3,419,720

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)
The following table summarizes originated and acquired impaired loans as of June 30, 2020, and December 31, 2019 (in thousands):

	June 30, 2020			December 31, 2019
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With No Allowance Recorded:
Real estate loans:
Commercial
LTV < 35%
Substandard	$79	$218	$—	$—	$139	$—
LTV => 35%
Pass	3,629	4,378	—	5,582	6,468	—
Special Mention	511	648	—	—	—	—
Substandard	8,449	8,655	—	10,438	11,002	—
One-to-four family residential
LTV < 60%
Pass	1,057	1,145	—	1,379	1,463	—
Special Mention	378	378	—	385	385	—
Substandard	218	218	—	564	564	—
LTV => 60%
Pass	118	153	—	122	154	—
Substandard	25	25	—	29	29	—
Multifamily
LTV < 35%
Substandard	40	40	—	40	40	—
LTV => 35%
Pass	—	—	—	26	496	—
Special Mention	22	493	—	—	—	—
Substandard	611	611	—	972	972	—
Home equity and lines of credit
Pass	19	19	—	22	22	—
Commercial and industrial loans
Substandard	37	37	—	39	39	—
With a Related Allowance Recorded:
Real estate loans:
Commercial
LTV => 35%
Pass	1,318	1,318	(19)	—	—	—
Substandard	2,799	3,397	(288)	1,307	1,307	(135)
One-to-four family residential
LTV < 60%
Substandard	522	522	(4)	—	—	—
Home equity and lines of credit
Substandard	32	32	(4)	33	33	(3)
Commercial and industrial loans
Special Mention	17	17	(4)	19	19	(4)
Total:
Real estate loans
Commercial	16,785	18,614	(307)	17,327	18,916	(135)
One-to-four family residential	2,318	2,441	(4)	2,479	2,595	—
Multifamily	673	1,144	—	1,038	1,508	—
Home equity and lines of credit	51	51	(4)	55	55	(3)
Commercial and industrial loans	54	54	(4)	58	58	(4)
	$19,881	$22,304	$(319)	$20,957	$23,132	$(142)

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)
Included in the above tables at June 30, 2020, are impaired loans with carrying balances of $12.9 million that were not written down by charge-offs or for which there are no specific reserves in our allowance for loan losses. Included in impaired loans at December 31, 2019, are loans with carrying balances of $15.9 million that were not written down by charge-offs or for which there are no specific reserves in our allowance for loan losses. Loans not written down by charge-offs or specific reserves at June 30, 2020, and December 31, 2019, are considered to have sufficient collateral values, less costs to sell, to support the carrying balances of the loans.

The following table summarizes the average recorded investment in originated and acquired impaired loans (excluding PCI loans) and interest recognized on impaired loans as of, and for, the three and six months ended June 30, 2020, and June 30, 2019 (in thousands):

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

	Three Months Ended				Six Months Ended
	June 30, 2020		June 30, 2019		June 30, 2020		June 30, 2019
	Average Recorded Investment	Interest Income	Average Recorded Investment	Interest Income	Average Recorded Investment	Interest Income	Average Recorded Investment	Interest Income
With No Allowance Recorded:
Real estate loans:
Commercial
LTV < 35%
Substandard	$40	$2	$—		$26	$2	$—
LTV => 35%
Pass	$4,560	$60	$5,801	$79	$4,901	$108	$5,844	$158
Special Mention	256	10	—		170	20	—	—
Substandard	9,666	119	10,979	57	9,923	156	11,373	129
Construction and Land
One-to-four family residential
LTV < 60%
Pass	1,210	13	1,812	22	1,266	29	1,719	44
Special Mention	380	5	—		382	11	—	—
Substandard	387	3	238	1	446	9	239	4
LTV => 60%
Pass	119	1	126	1	120	2	127	2
Substandard	26	—	124	3	27	—	125	6
Multifamily
LTV < 35%
Substandard	40	—	45	1	40	1	80	1
LTV => 35%
Pass	11	—	34	4	16	—	35	8
Special Mention	11	4	—		7	8	—	—
Substandard	792	14	1,100	16	852	22	1,143	35
Home equity and lines of credit
Pass	20	—	26	—	20	—	26	1
Commercial and industrial loans
Substandard	37	—	46		38	—	48	—
With a Related Allowance Recorded:
Real estate loans:
Commercial
LTV => 35%
Pass	659	17	—		439	33	—	—
Substandard	1,676	24	1,171	17	1,553	24	781	17
One-to-four family residential
LTV < 60%
Substandard	261	5	345	5	174	10	449	10
LTV => 60%
Multifamily
LTV => 35%
Home equity and lines of credit
Substandard	33	—	33		33	1	33	1
Commercial and industrial loans
Special Mention	18	—	20		18	—	20	—
Total:
Real estate loans
Commercial	16,857	232	17,951	153	17,012	343	17,998	304
One-to-four family residential	2,383	27	2,645	32	2,415	61	2,659	66
Multifamily	854	18	1,179	21	915	31	1,258	44
Home equity and lines of credit	53	—	59	—	53	1	59	2
Commercial and industrial loans	55	—	66	—	56	—	68	—
	$20,202	$277	$21,900	$206	$20,451	$436	$22,042	$416

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

        The following tables summarizes loans that were modified in a TDR during the six months ended June 30, 2020, and June 30, 2019:

	Six Months Ended June 30, 2020
	Number of Relationships	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment(1)
	(in thousands)
Troubled Debt Restructurings
Residential	1	$187	$187
Commercial real estate	2	544	544
Total Troubled Debt Restructurings	3	$731	$731

(1) Amounts are at time of modification

	Six Months Ended June 30, 2019
	Number of Relationships	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment(1)
	(in thousands)
Troubled Debt Restructurings
Consumer	1	$2	$2
Commercial real estate	1	2,834	2,834
Total Troubled Debt Restructurings	2	$2,836	$2,836

(1) Amounts are at time of modification
There were four loans (to three borrowers) in the first table above, that requested COVID-19 relief and were modified as troubled debt restructurings (TDRs) during the three months ended June 30, 2020, all of which were modified to restructure payment terms. All four of the loans were delinquent and on non-accrual status prior to the implementation of our COVID-19 customer relief program (discussed further below) and were therefore considered to be TDRs. There were no loans modified as TDRs during the three months ended June 30, 2019, and two loans modified as TDRs during the six months ended June 30, 2019, both of which were modified to restructure payment terms.
As of June 30, 2020, the Company had approved or executed 262 loan modifications (excluding PCI loans) with principal and/or interest payment deferrals on outstanding loan balances of $345.9 million in connection with COVID-19 relief provided by Section 4013 of the CARES Act and the Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customer Affected by the Coronavirus. Of these 262 payment deferrals, 60 were principal deferrals totaling $142.5 million, and 202 were principal and interest deferrals totaling $203.4 million. These deferrals were generally no longer than three months in duration and were not considered TDRs (other than those noted above). Loans in deferment status (“COVID-19 Modified Loans”) will continue to accrue interest during the deferment period unless otherwise classified as nonperforming. COVID-19 Modified Loans are required to make escrow payments for real estate taxes and insurance, if applicable. For loans given relief of interest, the deferred interest is generally to be paid back over a period not to exceed 18 months. Principal deferrals may be brought current or recast into outstanding principal at time of rate reset or repaid at the end of the loan's contractual term. COVID-19 Modified Loan agreements generally also include covenants that prohibit distributions, bonuses, or payments of management fees to related entities until all deferred payments are made.
At June 30, 2020, and December 31, 2019, we had TDRs of $17.7 million and $18.5 million, respectively.

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)
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

At June 30, 2020 or June 30, 2019, there were no TDRs that were restructured during the preceding twelve months that subsequently defaulted.

Note 6 – Deposits

        Deposits account balances are summarized as follows (in thousands):

	June 30, 2020	December 31, 2019
Non-interest-bearing checking	$517,441	$387,409
Negotiable orders of withdrawal (NOW) and interest-bearing checking	685,988	573,927
Savings and money market	1,483,734	1,398,345
Certificates of deposit	934,495	1,048,552
Total deposits	$3,621,658	$3,408,233

        Interest expense on deposit accounts is summarized for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
NOW and interest-bearing checking, savings, and money market	$2,894	$5,377	$6,967	$10,171
Certificates of deposit	4,579	5,172	9,785	10,625
Total interest expense on deposit accounts	$7,473	$10,549	$16,752	$20,796

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

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

        The following table is a summary of the Company’s stock options outstanding as of June 30, 2020, and changes therein during the six months then ended.

	Number of Stock Options	Weighted Average Grant Date Fair Value	Weighted Average Exercise Price	Weighted Average Contractual Life (years)
Outstanding - December 31, 2019	2,227,193	$4.01	$13.93	4.96
Exercised	(13,000)	3.93	13.38	—
Outstanding - June 30, 2020	2,214,193	4.01	13.94	4.46
Exercisable - June 30, 2020	2,189,114	4.00	13.91	4.45
 Expected future stock option expense related to the non-vested options outstanding as of June 30, 2020, is $53,000 over a weighted average period of 1.4 years.
On February 17, 2020, the Company granted to directors and employees, under the 2019 EIP, 83,744 restricted stock units with a total grant-date value of $1.3 million. Of these grants, 28,460 vest one year from the date of grant and 55,284 vest in equal installments over a five-year period beginning one year from the date of grant. The Company also issued 19,837 performance based restricted stock units to its executive officers with a total grant date fair-value of $313,623. Vesting of the performance based restricted stock units will be measured on achievement of certain levels of Core Return on Average Assets and will cliff-vest after a three-year measurement period ended December 31, 2022, based on the Company's performance relative to a peer group as determined by the Compensation Committee of the Board. At the end of the performance period, the number of actual shares to be awarded may vary between 0% and 225% of target amounts.

The following is a summary of the status of the Company’s restricted stock awards as of June 30, 2020, and changes therein during the six months then ended.

	Number of Shares Awarded	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2019	71,102	$15.36
Granted	103,581	15.81
Vested	(58,100)	14.85
Non-vested at June 30, 2020	116,583	16.02

Expected future stock award expense related to the non-vested restricted share awards as of June 30, 2020, is $1.4 million over a weighted average period of 3.3 years.
        During the three months ended June 30, 2020 and June 30, 2019, the Company recorded $432,000 and $1.1 million, respectively, of stock-based compensation related to the above plans. During the six months ended June 30, 2020, and June 30, 2019, the Company recorded $880,000 and $2.4 million, respectively, of stock-based compensation related to the above plans.

Note 8 – Fair Value Measurements
        The following tables present the assets reported on the consolidated balance sheets at their estimated fair value as of June 30, 2020, and December 31, 2019, by level within the fair value hierarchy as required by the Fair Value Measurements and Disclosures Topic of the FASB Accounting Standards Codification (“ASC”). Financial assets and liabilities are classified in their entirety based on the level of input that is significant to the fair value measurement. The fair value hierarchy is as follows:

•Level 1 Inputs – Unadjusted quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date.

•Level 2 Inputs – Inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. These include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability (for example, interest rates, volatilities, prepayment speeds, loss severities, credit risks and default rates) or inputs that are derived principally from or corroborated by observable market data by correlations or other means.

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

•Level 3 Inputs – Significant unobservable inputs that reflect the Company’s own assumptions that market participants would use in pricing the assets or liabilities.

The methods of determining the fair value of assets and liabilities presented in this note are consistent with our methodologies disclosed in Note 14 to the Consolidated Financial Statements of the Company’s 2019 Annual Report on Form 10-K.

	Fair Value Measurements at June 30, 2020 Using:
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Measured on a recurring basis:
Assets:
Investment securities:
Debt securities available-for-sale:
Mortgage-backed securities:
Pass-through certificates:
GSE	$289,153	$—	$289,153	$—
REMICs:
GSE	654,009	—	654,009	—
Non-GSE	47	—	47	—
	943,209	—	943,209	—
Other debt securities
Municipal bonds	254	—	254	—
Corporate bonds	94,026	—	94,026	—
	94,280	—	94,280	—
Total debt securities available-for-sale	1,037,489	—	1,037,489	—
Trading securities	10,094	10,094	—	—
Equity securities	214	214	—	—
Total	$1,047,797	$10,308	$1,037,489	$—
Measured on a non-recurring basis:
Assets:
Impaired loans:
Real estate loans:
Commercial real estate	$6,125	$—	$—	$6,125
One-to-four family residential mortgage	517	—	—	517
Multifamily	22	—	—	22
Home equity and lines of credit	28	—	—	28
Total impaired real estate loans	6,692	—	—	6,692
Commercial and industrial loans	14	—	—	14
Total	$6,706	$—	$—	$6,706

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

	Fair Value Measurements at December 31, 2019 Using:
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
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
        The following table presents qualitative information for Level 3 assets measured at fair value on a non-recurring basis at June 30, 2020, and December 31, 2019 (dollars in thousands):

	Fair Value		Valuation Methodology	Unobservable Inputs	Range of Inputs
	June 30, 2020	December 31, 2019			June 30, 2020	December 31, 2019
Impaired loans	$6,706	$4,942	Appraisals	Discount for costs to sell	7.0%	7.0%
				Discount for quick sale	10.0%	10.0%
			Discounted cash flows	Interest rates	4.13% to 6.25%	4.13% to 6.25%

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

The valuation techniques described below were used to measure fair value of financial instruments in the tables below on a recurring basis and a non-recurring basis as of June 30, 2020, and December 31, 2019.
        Debt Securities Available for Sale: The estimated fair values for mortgage-backed securities, corporate, and other debt securities are obtained from an independent nationally recognized third-party pricing service. The estimated fair values are derived primarily from cash flow models, which include assumptions for interest rates, credit losses, and prepayment speeds. Broker/dealer quotes are utilized as well, when such quotes are available and deemed representative of the market. The significant inputs utilized in the cash flow models are based on market data obtained from sources independent of the Company (Observable Inputs), and are therefore classified as Level 2 within the fair value hierarchy. There were no transfers of securities between Level 1 and Level 2 during the six months ended June 30, 2020.
        Trading Securities: Fair values are derived from quoted market prices in active markets. The assets consist of publicly traded mutual funds.

        Equity Securities: Fair values of equity securities consisting of publicly traded mutual funds are derived from quoted market prices in active markets.

        Impaired Loans: At June 30, 2020, and December 31, 2019, the Company had impaired loans held-for-investment (excluding PCI loans) with outstanding principal balances of $9.2 million and $7.0 million, respectively, which were recorded at their estimated fair value of $6.7 million and $4.9 million, respectively. The Company recorded a net increase in the specific reserve for impaired loans of $177,000 and $226,000 for the six months ended June 30, 2020, and June 30, 2019, respectively. Net charge-offs of $291,000 and $215,000 were recorded for the six months ended June 30, 2020, and June 30, 2019, respectively, utilizing level 3 inputs. For purposes of estimating the fair value of impaired loans, management utilizes independent appraisals, if the loan is collateral dependent, adjusted downward by management, as necessary, for changes in relevant valuation factors subsequent to the appraisal date, or the present value of expected future cash flows for non-collateral dependent loans and troubled debt restructurings.

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

(h) Commitments to Extend Credit and Standby Letters of Credit

The fair value of commitments to extend credit and standby letters of credit is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair value of off-balance sheet commitments is insignificant and therefore not included in the following table.
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

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

        The estimated fair value of the Company’s financial instruments at June 30, 2020, and December 31, 2019, is presented in the following tables (in thousands):

	June 30, 2020
		Estimated Fair Value
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$110,900	$110,900	$—	$—	$110,900
Trading securities	10,094	10,094	—	—	10,094
Debt securities available-for-sale	1,037,489	—	1,037,489	—	1,037,489
Debt securities held-to-maturity	8,648	—	9,018	—	9,018
Equity securities (1)	214	214	—	—	214
Federal Home Loan Bank of New York stock, at cost	29,462	—	29,462	—	29,462
Net loans held-for-investment	3,550,839	—	—	3,573,625	3,573,625
Derivative assets	1,633	—	1,633	—	1,633
Financial liabilities:
Deposits	$3,621,658	$—	$3,630,542	$—	$3,630,542
Borrowed funds	616,271	—	637,399	—	637,399
Advance payments by borrowers for taxes and insurance	19,882	—	19,882	—	19,882
Derivative liabilities	1,637	—	1,637	—	1,637

	December 31, 2019
		Estimated Fair Value
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$147,818	$147,818	$—	$—	$147,818
Trading securities	11,222	11,222	—	—	11,222
Debt securities available-for-sale	1,138,352	—	1,138,352	—	1,138,352
Debt securities held-to-maturity	8,762	—	8,886	—	8,886
Equity securities (1)	250	250	—		250
Federal Home Loan Bank of New York stock, at cost	39,575	—	39,575	—	39,575
Net loans held-for-investment	3,408,378	—	—	3,482,804	3,482,804
Derivative assets	79	—	79	—	79
Financial liabilities:
Deposits	$3,408,233	$—	$3,412,414	$—	$3,412,414
Borrowed funds	857,004	—	862,980	—	862,980
Advance payments by borrowers for taxes and insurance	44,069	—	44,069	—	44,069
Derivative liabilities	79	—	79	—	79
 (1) Excludes investments measured at net asset value in the amount of $1.1 million and $3.1 million at June 30, 2020 and December 31, 2019, respectively, which have not been classified in the fair value hierarchy.

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

The following is a summary of the Company’s earnings per share calculations and reconciliation of basic to diluted earnings per share for the periods indicated (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net income available to common stockholders	$10,793	$8,204	$15,344	$16,975

Weighted average shares outstanding-basic	46,837,473	46,855,647	46,814,647	46,897,546
Effect of non-vested restricted stock and stock options outstanding	34,017	416,043	112,857	381,650
Weighted average shares outstanding-diluted	46,871,490	47,271,690	46,927,504	47,279,196
Earnings per share-basic	$0.23	$0.18	$0.33	$0.36
Earnings per share-diluted	$0.23	$0.17	$0.33	$0.36
Anti-dilutive shares	2,316,695	848,844	1,659,262	962,296

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)
Note 10 – Leases

        The Company’s leases primarily relate to real estate property for branches and office space with terms extending from three months up to 35 years. At June 30, 2020, all of the Company's leases are classified as operating leases.

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

        At June 30, 2020, the Company’s operating lease right-of-use assets and operating lease liabilities included in the consolidated balance sheet were $40.4 million and $44.8 million, respectively. Operating lease expense is recognized on a straight-line basis over the lease term, while variable lease payments are recognized as incurred. Variable lease payments include common area maintenance charges, real estate taxes, repairs and maintenance costs and utilities. Operating and variable lease expenses are recorded in occupancy expense in the consolidated statements of comprehensive income.
        Supplemental lease information at or for the six months ended June 30, 2020, and June 30, 2019 is as follows (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended
	2020	2019	2020	2019

Operating lease cost	$1,423	$1,551	$2,862	$3,017
Variable lease cost	956	711	1,500	1,489
Net lease cost	$2,379	$2,262	$4,362	$4,506
Cash paid for amounts included in measurement of operating lease liabilities	$—	$1,513	$3,069	$2,840
Right-of-use assets obtained in exchange for new operating lease liabilities	$—	$—	$3,028	$1,013
Weighted average remaining lease term			12.63 years	12.95 years
Weighted average discount rate			3.59%	3.61%
        The following table summarizes lease payment obligations for each of the next five years and thereafter in addition to a reconcilement to the Company's current lease liability (in thousands):

Year	Amount
2020	$3,157
2021	5,919
2022	5,311
2023	5,272
2024	4,935
Thereafter	33,230
Total lease payments	57,824
Less: imputed interest	13,043
Present value of lease liabilities	$44,781
        As of June 30, 2020, the Company had not entered into any leases that have not yet commenced.

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
        The following table summarizes non-interest income for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Fees and service charges for customer services:
Service charges	$356	$812	$1,109	$1,594
ATM and card interchange fees	275	339	579	640
Investment fees	35	56	98	113
Total fees and service charges for customer services	666	1,207	1,786	2,347
Income on bank owned life insurance(1)	865	907	1,741	1,804
Gains on available-for-sale debt securities, net(1)	73	59	60	214
Gains (losses) on trading securities, net(1)	1,626	343	(366)	1,429
Gains on sale of loans(1)	665	—	665	—
Swap income(1)	308	—	384	—
Other	35	50	76	86
Total non-interest income	$4,238	$2,566	$4,346	$5,880

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

        During the fourth quarter of 2019, the Company entered into its first derivative transaction. At June 30, 2020, the Company had four interest rate swaps with a notional amount of $24.8 million, and the fair value of the asset and liability derivative was $1.6 million. At December 31, 2019, the Company had one interest rate swap with a notional amount of $12.0 million, and the fair value of the asset and liability derivative was $79,000. For the three and six months ended June 30, 2020, the Company recorded net fee income of approximately $308,000 and $384,000, respectively.

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

        During the six months ended June 30, 2020, the Company qualitatively assessed the current economic environment, including the estimated impact of the COVID-19 pandemic on macroeconomic variables and economic forecasts, and on the Company's stock price which has experienced a recent decline in value, and how these might impact the fair value of its reporting unit. After consideration of the items above, the results for the six months ended June 30, 2020, as well as the results of the annual 2019 impairment test which resulted in an excess of reporting unit fair value over book value of approximately 27%, the Company determined that it was more-likely-than-not that the fair value of its reporting unit was above its book value as of June 30, 2020. For additional information regarding the Company's goodwill impairment testing process, see Note 1 to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2019.

Note 14 – Subsequent Event

On July 1, 2020, the Company completed its acquisition of VSB Bancorp, Inc. (“Victory”), parent company of Victory State Bank, in a stock transaction. Under the terms of the merger agreement, each share of Victory common stock was exchanged for 2.0463 shares of Northfield common stock with fractional shares paid out in cash. At June 30, 2020, Victory had approximately $403.3 million in total assets, $186.2 million in loans, and $362.5 million in deposits, and operated six branches in Staten Island, New York.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Cautionary Statement Regarding Forward-Looking Statements
        This Quarterly Report contains certain “forward-looking statements,” which can be identified by the use of such words as “estimate,” “project,” “believe,” “intend,” “anticipate,” “plan,” “seek,” “expect,” “annualized,” “could,” “may,” “should,” “will,” and words of similar meaning. These forward-looking statements include, but are not limited to:

•statements of our goals, intentions, and expectations;
•statements regarding our business plans, prospects, growth and operating strategies;
•statements regarding the quality of our loan and investment portfolios; and
•estimates of our risks and future costs and benefits.
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

        The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:
•the disruption to local, regional, national and global economic activity caused by infectious disease outbreaks, including the recent outbreak of COVID-19, and the significant impact that such outbreak has had and may have on our growth, operations, earnings and asset quality;
•general economic conditions, either nationally or in our market areas, including employment prospects, real estate values and conditions, that are worse than expected;
•competition among depository and other financial institutions;
•inflation and changes in the interest rate environment that reduce our margins and yields or reduce the fair value of financial instruments;
•adverse changes in the securities or credit markets;
•changes in laws, tax policies, or government regulations or policies affecting financial institutions, including changes in regulatory fees and capital requirements;
•our ability to enter new markets successfully and capitalize on growth opportunities;
•our ability to access cost-effective funding;
•our ability to successfully integrate acquired entities, including our proposed acquisition of VSB Bancorp, Inc.;
•changes in consumer demand, spending, borrowing and savings habits;
•changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board, or the Securities and Exchange Commission, or the Public Company Accounting Oversight Board;
•cyber attacks, computer viruses and other technological risks that may breach the security of our websites or other systems to obtain unauthorized access to confidential information and destroy data or disable our systems;
•technological changes that may be more difficult or expensive than expected;
•changes in our organization, compensation, and benefit plans;
•our ability to retain key employees;
•changes in the level of government support for housing finance;
•changes in monetary or fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the FRB;
•the ability of third-party providers to perform their obligations to us;
•the ability of the U.S. Government to manage federal debt limits;
•the effects of any U.S. Government shutdowns;
•significant increases in our loan losses, including increases that may result from the new authoritative accounting guidance (known as CECL) model which may increase the required level of our allowance for loan losses after adoption; and
•changes in the financial condition, results of operations, or future prospects of issuers of securities that we own.

        Given the ongoing and dynamic nature of current economic circumstances, it is difficult to predict the full impact of the COVID-19 outbreak on our business. The extent of such impact will depend on future developments, which are highly uncertain, including when the coronavirus can be controlled and abated and when and how the economy may be reopened (i.e. stay-at-home orders are lifted). As a result of the COVID-19 pandemic and the related adverse local and national economic consequences, we could be subject to any of the following risks, any of which could have a material, adverse effect on our business, financial condition, liquidity, and results of operations:

•demand for our products and services may decline, making it difficult to execute on our strategic initiatives related to growing assets and earnings;
•if the economy is unable to substantially reopen, and high levels of unemployment continue for an extended period of time, loan delinquencies, problem assets, and foreclosures may increase, resulting in increased charge-offs and reduced income;
•a worsening of business and economic conditions or a further downturn in the financial markets could result in an impairment of certain intangible assets, such as goodwill or our servicing assets;
•litigation, regulatory enforcement risk and reputation risk regarding our participation in the PPP and the risk that the SBA may not fund some or all PPP loan guaranties;
•disruptions in the businesses or the unavailability of the services of third parties we use in our operations such as property appraisers, loan servicers, providers of electronic payment and settlement systems, and local and federal government agencies and courthouses, could negatively affect our operations;
•collateral for loans, especially real estate, may decline in value, which could cause loan losses to increase;
•our allowance for loan losses may have to be increased if borrowers experience financial difficulties beyond forbearance periods, which will adversely affect our net income;
•the net worth and liquidity of loan guarantors may decline, impairing their ability to honor commitments to us;
•as the result of the decline in the FRB's target federal funds rate, the yield on our assets may decline to a greater extent than the decline in our cost of interest-bearing liabilities, reducing our net interest margin and spread and reducing net income;
•a material decrease in net income or a net loss over several quarters could result in a decrease or elimination of our quarterly cash dividend;
•potential goodwill impairment charges if acquired assets and operations are adversely affected and remain at reduced levels;
•our cyber security risks are increased as the result of an increase in the number of employees working remotely;
•Federal Deposit Insurance Corporation (“FDIC”) premiums may increase if the agency experience additional resolution costs;
•Internal controls as designed may not prove effective, to the extent procedures are modified as a result of remote work locations; and
•the unanticipated loss or unavailability of key employees due to the outbreak, which could harm our ability to operate our business or execute our business strategy, especially as we may not be successful in finding and integrating suitable successors.

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
        Net income was $15.3 million for the six months ended June 30, 2020, as compared to $17.0 million for the six months ended June 30, 2019. Basic and diluted earnings per common share were $0.33 for the six months ended June 30, 2020, compared to basic and diluted earnings per common share of $0.36 for the six months ended June 30, 2019. For the six months ended June 30, 2020, our return on average assets was 0.61%, as compared to 0.75% for the six months ended June 30, 2019. For the six months ended June 30, 2020, our return on average stockholders’ equity was 4.37% as compared to 5.06% for the six months ended June 30, 2019. The most significant impact on our results of operations for the six months ended June 30, 2020, was the increase in our provision for loan losses. The provision for loan losses increased by $9.6 million for the six months ended June 30, 2020, compared to $550,000 for the six months ended June 30, 2019. The increase in the provision for loan losses was primarily due to increases in qualitative factors used in determining the adequacy of the allowance for loan losses related to unemployment and loan risk rating changes related to loan modification requests, and to a lesser extent delinquencies, resulting from economic uncertainty attributable to the COVID-19 pandemic. Earnings for the six months ended June 30, 2020, included a gain on sale of loans of $665,000, a reduction in loan loss provisions of $618,000 related to the sale of loans in the quarter ended June 30, 2020, and merger-related expenses of $384,000.

        Assets decreased by $13.7 million, or 0.3%, to $5.04 billion at June 30, 2020, from $5.06 billion at December 31, 2019. Liabilities decreased $30.5 million, or 0.7%, to $4.33 billion at June 30, 2020, from $4.36 billion at December 31, 2019.

Comparison of Financial Condition at June 30, 2020, and December 31, 2019
        Total assets decreased $13.7 million, or 0.3%, to $5.04 billion at June 30, 2020, from $5.06 billion at December 31, 2019. The decrease was primarily due to decreases in available-for sale debt securities of $100.9 million, or 8.9%, cash and cash equivalents of $36.9 million, or 25.0%, Federal Home Loan Bank of New York (“FHLBNY”) stock of $10.1 million, or 25.6%, other assets of $5.7 million, and an increase in the allowance for loan losses of $9.8 million, or 34.2%. Partially offsetting these decreases, was an increase in loans held-for-investment, net (prior to the allowance for loan losses), of $152.3 million, or 4.4%.

        The Company’s available-for-sale debt securities portfolio decreased by $100.9 million, or 8.9%, to $1.04 billion at June 30, 2020, from $1.14 billion at December 31, 2019. The decrease was primarily attributable to paydowns, maturities and calls, partially offset by purchases. At June 30, 2020, $943.2 million of the portfolio consisted of residential mortgage-backed securities issued or guaranteed by Fannie Mae, Freddie Mac, or Ginnie Mae. In addition, the Company held $94.0 million in corporate bonds, all of which were considered investment grade at June 30, 2020, and $254,000 in municipal bonds. The effective duration of the securities portfolio at June 30, 2020 was 1.39 years.

         As of June 30, 2020, we estimate that our non-owner occupied commercial real estate concentration (as defined by applicable regulatory guidance) to total risk-based capital was approximately 458%. Management believes that Northfield Bank (the “Bank”) has implemented appropriate risk management practices including risk assessments, board-approved underwriting policies and related procedures which include monitoring Bank portfolio performance, performing market analysis (economic and real estate), and stressing of the Bank’s commercial real estate portfolio under severe, adverse economic conditions. Although management believes the Bank has implemented appropriate policies and procedures to manage our commercial real estate concentration risk, the Bank’s regulators could require us to implement additional policies and procedures or could require us to maintain higher levels of regulatory capital, which might adversely affect our loan originations, ability to pay dividends, and profitability.

        Loans held-for-investment, net, increased $152.3 million to $3.59 billion at June 30, 2020, from $3.44 billion at December 31, 2019, primarily due to an increase in originated loans held-for-investment of $226.6 million, partially offset by decreases in acquired loans of $71.8 million. Originated loans held-for-investment, net, totaled $3.21 billion at June 30, 2020, as compared to $2.99 billion at December 31, 2019. The increase was primarily due to an increase in PPP loans of $105.7 million, and an increase in multifamily real estate loans of $104.4 million, or 4.8%, to $2.30 billion at June 30, 2020, from $2.20 billion at December 31, 2019. The PPP loans are administered by the SBA, which provides 100% federally guaranteed loans for small businesses to cover payroll, utilities, rent and interest. These small business loans may be forgiven if borrowers maintain their payrolls and satisfy certain other conditions for a period of time during the COVID-19 pandemic. During the three months ended June 30, 2020, the Company originated over 900 PPP loans, totaling approximately $109.2 million, and benefiting small businesses with over 13,000 employees. PPP provides for lender processing fees that range from 1% to 5% of the final disbursement made to individual borrowers. Based on the Company’s approved disbursements as of June 30, 2020, we estimate our loan processing fees would be approximately $4.0 million, which will be recognized in income in future periods over the life of the loans.

        On June 14, 2019, the New York State legislature passed the Housing Stability and Tenant Protection Act of 2019, impacting about one million rent-regulated apartment units. Among other things, the legislation: (i) curtails rent increases from Material Capital Improvements and Individual Apartment Improvements; (ii) all but eliminates the ability for apartments to exit rent regulation; (iii) does away with vacancy decontrol and high-income deregulation; and (iv) repealed the 20% vacancy bonus. At June 30, 2020, the Company has approximately $423.1 million in multifamily loans in New York City with tenants that have some form of rent stabilization or rent control. The weighted average loan to value (“LTV”) was 44.2% based on the current balance and the collateral value at date of origination on this portfolio. The highest LTV in this portfolio is 72.9%. While it is too early to measure the full impact of the legislation, it generally limits a landlord’s ability to increase rents on rent-regulated apartments and makes it more difficult to convert rent-regulated apartments to market rate apartments. As a result, the value of the collateral located in New York State securing the Company’s multifamily loans or the future net operating income of such properties could potentially become impaired. Management will continue to evaluate the effect of rent regulations on the collateral values.

        The following tables detail our multifamily real estate originations for the six months ended June 30, 2020 and 2019 (in thousands):

For the Six Months Ended June 30, 2020
Multifamily Originations	Weighted Average Interest Rate	Weighted Average LTV Ratio	Weighted Average Months to Next Rate Change or Maturity for Fixed Rate Loans	(F)ixed or (V)ariable	Amortization Term
$258,084	3.66%	60%	92	V	30 Years
1,500	4.40%	47%	180	F	15 Years
$259,584	3.66%	60%

For the Six Months Ended June 30, 2019
Multifamily Originations	Weighted Average Interest Rate	Weighted Average LTV Ratio	Weighted Average Months to Next Rate Change or Maturity for Fixed Rate Loans	(F)ixed or (V)ariable	Amortization Term
$161,117	4.27%	56%	74	V	10 to 30 Years
28,838	4.43	60	267	F	15 to 30 Years
$189,955	4.29%	57%
        Acquired loans decreased by $71.8 million to $360.9 million at June 30, 2020, from $432.7 million at December 31, 2019, primarily due to paydowns of one-to-four family residential loans and commercial real estate loans.
        Purchased credit-impaired (“PCI”) loans totaled $14.8 million at June 30, 2020, as compared to $17.4 million at December 31, 2019. The majority of the PCI loan balance consists of loans acquired as part of a Federal Deposit Insurance Corporation-assisted transaction. The Company accreted interest income of $717,000 and $1.5 million attributable to PCI loans for the three and six months ended June 30, 2020, respectively, as compared to $1.0 million and $2.1 million for the three and six months ended June 30, 2019, respectively.

        Cash and cash equivalents decreased by $36.9 million, or 25.0%, to $110.9 million at June 30, 2020, from $147.8 million at December 31, 2019, primarily due to a decrease in cash balances held at the Federal Reserve Bank. Balances fluctuate based on the timing of receipt of security and loan repayments and the redeployment of cash into higher-yielding assets such as loans and securities, or the funding of deposit outflows or borrowing maturities.

        FHLBNY stock decreased by $10.1 million, or 25.6%, to $29.5 million at June 30, 2020, from $39.6 million at December 31, 2019. The decrease in FHLBNY stock directly correlates with lower short-term borrowings balances at June 30, 2020, as compared to December 31, 2019.

        Total liabilities decreased $30.5 million, or 0.7%, to $4.33 billion at June 30, 2020, from $4.36 billion at December 31, 2019. The decrease was primarily attributable to a decrease in other borrowings of $240.7 million, partially offset by an increase in deposits of $213.4 million.

Deposits increased $213.4 million, or 6.3%, to $3.62 billion at June 30, 2020, as compared to $3.41 billion at December 31, 2019. The increase in deposits is related to the excess liquidity in the market created by the PPP and customer behavior changes related to the COVID-19 pandemic. The increase was attributable to increases of $242.1 million in transaction accounts and $101.6 million in savings accounts, partially offset by decreases of $16.2 million in money market accounts and $114.1 million in certificates of deposit.

        Borrowings and securities sold under agreements to repurchase decreased to $616.3 million at June 30, 2020, from $857.0 million at December 31, 2019. Management utilizes borrowings to mitigate interest rate risk, for short-term liquidity, and to a lesser extent as part of leverage strategies.

        The following is a table of term borrowing maturities (excluding overnight borrowings and floating rate advances) and the weighted average rate by year at June 30, 2020 (in thousands):

Year	Amount	Weighted Average Rate
2020	$25,000	1.95%
2021	170,000	1.98%
2022	120,000	2.29%
2023	87,500	2.89%
2024	50,000	2.47%
Thereafter	157,500	1.47%
	$610,000	2.08%

        Total stockholders’ equity increased by $16.7 million to $712.6 million at June 30, 2020, from $695.9 million at December 31, 2019. The increase was primarily attributable to a $10.0 million increase in accumulated other comprehensive income associated with unrealized gains on our debt securities available-for-sale portfolio, net income of $15.3 million for the six months ended June 30, 2020, and a $1.7 million increase in equity award activity. The increase was partially offset by $10.3 million in dividend payments.

Comparison of Operating Results for the Six Months Ended June 30, 2020 and 2019

        Net income was $15.3 million and $17.0 million for the six months ended June 30, 2020 and June 30, 2019, respectively. Significant variances from the comparable prior year period are as follows: a $5.7 million increase in net interest income, a $9.6 million increase in the provision for loan losses, a $1.5 million decrease in non-interest income, a $4.4 million decrease in non-interest expense, and a $634,000 increase in income tax expense.

        Interest Income. Interest income increased $4.0 million, or 5.0%, to $83.6 million for the six months ended June 30, 2020, from $79.7 million for the six months ended June 30, 2019, due to an increase in the average balance of interest-earning assets of $498.3 million, or 11.7%, partially offset by a 24 basis point decrease in the yields earned. Interest income on loans increased by $4.8 million, primarily attributable to an increase in the average loan balances of $290.0 million, partially offset by a decrease in yields earned of seven basis points. The decrease in earning asset yields was due to decreases in market interest rates coupled with PPP loan originations which have lower yields than other loans. The Company accreted interest income related to its PCI loans of $1.5 million and $2.1 million for the six months ended June 30, 2020 and June 30, 2019, respectively. Interest income for the six months ended June 30, 2020, included loan prepayment income of $992,000 as compared to $594,000 for the six months ended June 30, 2019. Interest income includes interest accrued on loans in deferment due to COVID-19.

        Interest Expense. Interest expense decreased $1.7 million, or 6.7%, to $23.5 million for the six months ended June 30, 2020, as compared to $25.2 million for the six months ended June 30, 2019. The decrease was due to a decrease in interest expense on deposits of $4.0 million, or 19.4%, partially offset by an increase in interest expense on borrowings of $2.4 million, or 53.8%. The decrease in interest expense on deposits was attributable to a 35 basis point decrease in the cost of interest-bearing deposits to 1.07% for the six months ended June 30, 2020, partially offset by a $191.7 million, or 6.5%, increase in the average balance of interest-bearing deposit accounts. The decrease in the cost of interest-bearing deposits is primarily due to the Federal Reserve's reductions in the targeted federal funds rate. The increase in interest expense on borrowings was attributable to a $237.8 million, or 54.1%, increase in average borrowings, partially offset by a one basis point decrease in the cost of borrowings to 2.00% for the six months ended June 30, 2020.

        Net Interest Income.  Net interest income for the six months ended June 30, 2020, increased $5.7 million, or 10.4%, to $60.2 million, from $54.5 million for the six months ended June 30, 2019, primarily due to a $498.3 million, or 11.7%, increase in our average interest-earning assets, partially offset by a four basis point decrease in our net interest margin to 2.55% from 2.59% for the six months ended June 30, 2019. The increase in our average interest-earning assets was due to increases in average loans outstanding of $290.0 million, average mortgage-backed securities of $262.7 million, average interest-earning deposits in financial institutions of $33.1 million, and average FHLBNY stock of $7.0 million, partially offset by decreases in average other securities of $94.6 million. The decrease in net interest margin was due to lower yields on interest-earning assets which decreased 24 basis points to 3.55% for the six months ended June 30, 2020, from 3.79% for the six months ended June 30, 2019, partially offset by a 26 basis point decrease in the cost of our interest-bearing liabilities to 1.24% for the six months ended June 30, 2020, from 1.50% for the six months ended June 30, 2019, due to the lower interest rate environment.

        Provision for Loan Losses. The provision for loan losses increased by $9.6 million to $10.1 million for the six months ended June 30, 2020, compared to $550,000 for the six months ended June 30, 2019. The increase in the provision for loan losses was primarily due to increases in the qualitative factors used in determining the adequacy of the allowance for loan losses related to unemployment and loan risk rating changes related to loan modification requests, and to a lesser extent delinquencies, resulting from economic uncertainty attributable to the COVID-19 pandemic. Year-over-year loan growth also contributed to the increase in the provision. Net charge-offs were $291,000 and $215,000 for the six months ended June 30, 2020, and June 30, 2019, respectively.

        Non-interest Income. Non-interest income decreased $1.5 million, or 26.1%, to $4.3 million for the six months ended June 30, 2020, from $5.9 million for the six months ended June 30, 2019, primarily due to decreases of $561,000 in fees and service charges for customer services and $1.8 million in gains on trading securities, net, partially offset by a $665,000 gain on the sale of a $47.5 million portfolio of multifamily loans, and an increase in other income of $373,000. The decrease in fees and service charges for customer services was primarily due to a decline in overdraft charges, attributable to fees waived due to the COVID-19 pandemic, as well as a decline in overdrafts due to lower consumer spending. For the six months ended June 30, 2020, losses on trading securities were $366,000 as compared to gains of $1.4 million for the six months ended June 30, 2019. The trading portfolio is utilized to fund the Company’s deferred compensation obligation to certain employees and directors of the Company's deferred compensation plan (the “Plan”). The participants of this Plan, at their election, defer a portion of their compensation. Gains and losses on trading securities have no effect on net income since participants benefit from, and bear the full risk of, changes in the trading securities market values. Therefore, the Company records an equal and offsetting amount in compensation expense, reflecting the change in the Company’s obligations under the Plan. The increase in other income was primarily attributable to an increase in swap fee income.

        Non-interest Expense. Non-interest expense decreased $4.4 million, or 11.6%, to $33.5 million for the six months ended June 30, 2020, compared to $38.0 million for the six months ended June 30, 2019. This was due primarily to: (i) a $3.1 million decrease in employee compensation and benefits, $1.8 million of which is related to the Company's deferred compensation plan, which is described above and has no effect on net income, coupled with a $1.1 million decrease in equity award expense related to equity awards that fully vested in June 2019; (ii) a $324,000 decrease in occupancy expense primarily due to lower rent and leasehold amortization expense related to the closing of three branches effective December 31, 2019; (iii) a $934,000 decrease in advertising expense, primarily due to fewer marketing campaigns in 2020; (iv) a $316,000 decrease in FDIC insurance premiums due to a reduction in our deposit insurance assessment as a result of the utilization of credits received. The credits were provided by the FDIC to banks with total consolidated assets of less than $10.0 billion for the portion of their assessments that contributed to the growth in the FDIC’s reserve ratio; and (v) an $845,000 decrease in other non-interest expense, largely related to a decrease in directors' equity award expense associated with awards that fully vested in June 2019. Partially offsetting the decreases was an increase in professional fees of $596,000, primarily merger-related costs associated with our recent acquisition of Victory, which closed on July 1, 2020, and an increase of $372,000 in data processing costs.

        Income Tax Expense. The Company recorded income tax expense of $5.5 million for the six months ended June 30, 2020, compared to $4.9 million for the six months ended June 30, 2019. The effective tax rate for the six months ended June 30, 2020, was 26.5% compared to 22.4% for the six months ended June 30, 2019. The higher effective tax rate for the six months ended June 30, 2020, was primarily attributable to lower excess tax benefits and non-deductible merger-related expenses. Non-deductible merger-related expenses were $384,000 for the six months ended June 30, 2020, as compared to $0 for the same period in 2019. There were no excess tax benefits for the six months ended June 30, 2020, as compared to excess tax benefits of $286,000 for the six months ended June 30, 2019.

        The following table sets forth average balances, average yields and costs, and certain other information for the periods indicated.

	ANALYSIS OF NET INTEREST INCOME (Dollars in thousands)
	For the Six Months Ended
	June 30, 2020			June 30, 2019
	Average Outstanding Balance	Interest	Average Yield/ Rate (1)	Average Outstanding Balance	Interest	Average Yield/ Rate (1)
Interest-earning assets:
Loans (2)	$3,529,569	$70,680	4.03%	$3,239,530	$65,898	4.10%
Mortgage-backed securities (3)	934,114	9,926	2.14	671,395	8,673	2.60
Other securities (3)	142,446	1,801	2.54	237,037	3,564	3.03
Federal Home Loan Bank of New York stock	30,371	1,033	6.84	23,357	742	6.41
Interest-earning deposits in financial institutions	103,673	203	0.39	70,591	782	2.23
Total interest-earning assets	4,740,173	83,643	3.55	4,241,910	79,659	3.79
Non-interest-earning assets	295,218			292,301
Total assets	$5,035,391			$4,534,211

Interest-bearing liabilities:
Savings, NOW, and money market accounts	$2,067,140	$6,967	0.68%	$1,888,401	$10,171	1.09%
Certificates of deposit	1,068,660	9,785	1.84	1,055,701	10,625	2.03
Total interest-bearing deposits	3,135,800	16,752	1.07	2,944,102	20,796	1.42
Borrowed funds	677,293	6,728	2.00	439,505	4,374	2.01
Total interest-bearing liabilities	$3,813,093	23,480	1.24	$3,383,607	25,170	1.50
Non-interest bearing deposits	423,563			382,748
Accrued expenses and other liabilities	92,543			91,603
Total liabilities	4,329,199			3,857,958
Stockholders' equity	706,192			676,253
Total liabilities and stockholders' equity	$5,035,391			$4,534,211

Net interest income		$60,163			$54,489
Net interest rate spread (4)			2.31%			2.29%
Net interest-earning assets (5)	$927,080			$858,303
Net interest margin (6)			2.55%			2.59%
Average interest-earning assets to interest-bearing liabilities			124.31%			125.37%

(1)	Average yields and rates are annualized.
(2)	Includes non-accruing loans.
(3)	Securities available-for-sale are reported at amortized cost.
(4)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(5)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(6)	Net interest margin represents net interest income divided by average total interest-earning assets.

Comparison of Operating Results for the Three Months Ended June 30, 2020 and 2019

        Net Income. Net income was $10.8 million and $8.2 million for the quarters ended June 30, 2020, and June 30, 2019, respectively. Significant variances from the comparable prior year quarter are as follows: a $3.1 million increase in net interest income, a $1.4 million increase in the provision for loan losses, a $1.7 million increase in non-interest income, an $895,000 decrease in non-interest expense, and a $1.6 million increase in income tax expense.
 Interest Income. Interest income increased $718,000, or 1.8%, to $40.9 million for the quarter ended June 30, 2020, from $40.2 million for the quarter June 30, 2019, due to an increase in the average balance of interest-earning assets of $519.7 million, or 12.2%, partially offset by a 34 basis point decrease in the yields earned. Interest income on loans increased by $2.0 million, primarily attributable to an increase in the average loan balances of $327.2 million, partially offset by a 14 basis point decrease in the yield earned. Interest income on securities decreased by $1.2 million, primarily attributable to a 72 basis point decrease in yields earned, partially offset by an increase in the average securities balances of $99.7 million. The decrease in earning asset yields was due to decreases in market interest rates coupled with PPP loan originations which have lower yields than other loans. The Company accreted interest income related to its PCI loans of $717,000 for the quarter ended June 30, 2020, as compared to $1.0 million, for the quarter ended June 30, 2019. Interest income on loans for the quarter ended June 30, 2020, included loan prepayment income of $365,000, as compared to $174,000 for the quarter ended June 30, 2019. Interest income includes interest accrued on loans in deferment due to COVID-19.

        Interest Expense. Interest expense decreased $2.4 million, or 18.1%, to $10.7 million for the quarter ended June 30, 2020, from $13.0 million for the quarter ended June 30, 2019. The decrease was due to a decrease in interest expense on deposits of $3.1 million, or 29.2%, partially offset by an increase in interest expense on borrowings of $723,000, or 29.1%. The decrease in interest expense on deposits was attributable to a 49 basis point decrease in the cost of interest-bearing deposits to 0.95% for the quarter ended June 30, 2020, partially offset by a $226.6 million, or 7.7%, increase in the average balance of interest-bearing deposit accounts. The increase in borrowings was attributable to a $188.0 million, or 38.6%, increase in average borrowings, partially offset by a 14 basis point decrease in the cost of borrowings to 1.91% for the quarter ended June 30, 2020. The decreases are reflective of the lower interest rate environment attributable to the Federal Reserve's reductions in the targeted federal funds rate.
        Net Interest Income. Net interest income for the quarter ended June 30, 2020, increased $3.1 million, or 11.3%, primarily due to a $519.7 million, or 12.2%, increase in our average interest-earning assets, partially offset by a two basis point decrease in our net interest margin to 2.53% from 2.55% for the quarter ended June 30, 2019. The increase in average interest-earning assets was due to increases in average loans outstanding of $327.2 million, average mortgage-backed securities of $198.3 million, average FHLBNY stock of $4.5 million, and average interest-earning deposits in financial institutions of $88.2 million, partially offset by a decrease of $98.6 million in average other securities. The decrease in net interest margin was primarily due to lower yields on interest-earning assets which decreased by 34 basis points to 3.43% for the quarter ended June 30, 2020, from 3.77% for the quarter ended June 30, 2019, partially offset by a decrease in the cost of our interest-bearing liabilities, which decreased 41 basis points to 1.12% for the quarter ended June 30, 2020, from 1.53% for the quarter ended June 30, 2019, reflective of the lower interest rate environment.

        Provision for Loan Losses. The provision for loan losses increased by $1.4 million to $1.9 million for the quarter ended June 30, 2020, from a provision of $491,000 for the quarter ended June 30, 2019. The increase in the provision for loan losses was primarily due to increases in the qualitative factors used in determining the adequacy of the allowance for loan losses related to unemployment and loan risk rating changes related to loan modification requests, and to a lesser extent delinquencies, resulting from economic uncertainty attributable to the COVID-19 pandemic. Year-over-year loan growth also contributed to the increase in the provision. Net charge-offs were $201,000 for the quarter ended June 30, 2020, compared to net charge-offs of $145,000 for the quarter ended June 30, 2019.

        Non-interest Income. Non-interest income increased $1.7 million, or 65.2%, to $4.2 million for the quarter ended June 30, 2020, from $2.6 million for the quarter ended June 30, 2019, primarily due to an increase of $1.3 million in gains on trading securities, net, a $665,000 gain on the sale of a $47.5 million portfolio of multifamily loans, and a $293,000 increase in other income, partially offset by a $541,000 decrease in fees and service charges for customer services. For the quarter ended June 30, 2020, gains on trading securities, net, included gains of $1.6 million related to the Company’s trading portfolio, compared to gains of $343,000 in the comparative prior year quarter. As previously noted, the trading portfolio is utilized to fund the Company’s deferred compensation obligation to certain employees and directors of the Company's deferred compensation plan, and gains and losses on trading securities have no effect on net income since participants benefit from, and bear the full risk of, changes in the trading securities market values. The increase in other income was primarily attributable to an increase in swap fee income. The decrease in fees and service charges for customer services was primarily due to a decline in overdraft charges, attributable to fees waived due to the COVID-19 pandemic as well as a decline in overdrafts due to lower consumer spending.

Non-interest Expense. Non-interest expense decreased by $895,000, or 4.8%, to $17.9 million for the quarter ended June 30, 2020, from $18.8 million for the quarter ended June 30, 2019. The decrease was due primarily to decreases of $988,000 in advertising costs, primarily due to fewer marketing campaigns in 2020, and $866,000 in other non-interest expense, attributable to a decrease in reserves for commitments and a decrease in directors' equity award expense associated with awards that fully vested in June 2019. Partially offsetting the decreases were increases in compensation and employee benefits of $607,000, data processing fees of $175,000, and professional fees of $234,000.

        Income Tax Expense. The Company recorded income tax expense of $3.9 million for the quarter ended June 30, 2020, compared to $2.3 million for the quarter ended June 30, 2019. The effective tax rate for the quarter ended June 30, 2020, was 26.5% compared to 21.7% for the quarter ended June 30, 2019. The higher rate was due primarily to lower excess tax benefits and non-deductible merger-related expenses. Non-deductible merger-related expenses were $205,000 for the quarter ended June 30, 2020, as compared to $0 for the comparable prior year quarter. There were no excess tax benefits for the quarter ended June 30, 2020, as compared to excess tax benefits of $193,000 for the quarter ended June 30, 2019.

        The following table sets forth average balances, average yields and costs, and certain other information for the periods indicated.

	ANALYSIS OF NET INTEREST INCOME (Dollars in thousands)
	For the Three Months Ended
	June 30, 2020			June 30, 2019
	Average Outstanding Balance	Interest	Average Yield/ Rate (1)	Average Outstanding Balance	Interest	Average Yield/ Rate (1)
Interest-earning assets:
Loans (2)	$3,587,772	$35,343	3.96%	$3,260,550	$33,308	4.10%
Mortgage-backed securities (3)	913,203	4,304	1.90	714,930	4,599	2.58
Other securities (3)	128,818	777	2.43	227,379	1,699	3.00
Federal Home Loan Bank of New York stock	29,478	456	6.22	24,966	340	5.46
Interest-earning deposits in financial institutions	137,120	31	0.09	48,885	247	2.03
Total interest-earning assets	4,796,391	40,911	3.43	4,276,710	40,193	3.77
Non-interest-earning assets	300,511			298,223
Total assets	$5,096,902			$4,574,933

Interest-bearing liabilities:
Savings, NOW, and money market accounts	$2,132,213	$2,894	0.55%	$1,918,810	$5,377	1.12%
Certificates of deposit	1,023,276	4,579	1.80	1,010,045	5,172	2.05
Total interest-bearing deposits	3,155,489	7,473	0.95	2,928,855	10,549	1.44
Borrowed funds	675,109	3,208	1.91	487,115	2,485	2.05
Total interest-bearing liabilities	3,830,598	10,681	1.12	3,415,970	13,034	1.53
Non-interest bearing deposits	465,082			385,820
Accrued expenses and other liabilities	91,957			93,176
Total liabilities	4,387,637			3,894,966
Stockholders' equity	709,265			679,967
Total liabilities and stockholders' equity	$5,096,902			$4,574,933

Net interest income		$30,230			$27,159
Net interest rate spread (4)			2.31%			2.24%
Net interest-earning assets (5)	$965,793			$860,740
Net interest margin (6)			2.53%			2.55%
Average interest-earning assets to interest-bearing liabilities			125.21%			125.20%

(1)	Average yields and rates are annualized.
(2)	Includes non-accruing loans.
(3)	Securities available-for-sale are reported at amortized cost.
(4)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(5)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(6)	Net interest margin represents net interest income divided by average total interest-earning assets.

Asset Quality

        Purchased Credit Impaired Loans

PCI loans are recorded at estimated fair value using discounted expected future cash flows deemed to be collectible on the date acquired. Based on its detailed review of PCI loans and experience in loan workouts, management believes it has a reasonable expectation about the amount and timing of future cash flows and accordingly has classified PCI loans ($14.8 million at June 30, 2020 and $17.4 million at December 31, 2019) as accruing, even though they may be contractually past due. At June 30, 2020, 18.1% of PCI loans were past due 30 to 89 days, and 26.1% were past due 90 days or more, as compared to 20.9% and 24.3%, respectively, at December 31, 2019.

        Originated and Acquired loans

        The following table details total originated and acquired (including held-for-sale, but excluding PCI) non-accruing loans, non-performing loans, non-performing assets, troubled debt restructurings (TDRs) on which interest is accruing, and accruing loans 30 to 89 days delinquent at June 30, 2020, and December 31, 2019 ( in thousands):

	June 30, 2020	December 31, 2019
Non-accrual loans:
Held-for-investment
Real estate loans:
Commercial	$7,089	$7,922
One-to-four family residential	814	889
Multifamily	722	437
Home equity and lines of credit	181	185
Total non-accrual loans	8,806	9,433
Loans delinquent 90 days or more and still accruing:
Held-for-investment
Real estate loans:
Commercial	39	253
One-to-four family residential	332	265
Multifamily	492	—
Home equity and lines of credit	115	—
Total loans delinquent 90 days or more and still accruing	978	518
Total non-performing assets	$9,784	$9,951
Non-performing loans to total loans	0.27%	0.29%
Non-performing assets to total assets	0.19%	0.20%
Loans subject to restructuring agreements and still accruing	$13,295	$14,143
Accruing loans 30 to 89 days delinquent	$16,104	$8,206

Included in non-accrual loans at June 30, 2020, is a commercial real estate loan with a balance of approximately $2.8 million, where the related collateral property is under contract for sale. No impairment reserve was required on this loan as of June 30, 2020, and the loan is expected to be repaid in full upon sale of the collateral property.

Accruing Loans 30 to 89 Days Delinquent

        Loans 30 to 89 days delinquent and on accrual status totaled $16.1 and $8.2 million at June 30, 2020 and December 31, 2019, respectively. The following table sets forth delinquencies for accruing loans by type and by amount at

June 30, 2020 and December 31, 2019 (in thousands):

	June 30, 2020	December 31, 2019
Held-for-investment
Real estate loans:
Commercial	$12,433	$5,450
One-to-four family residential	2,166	1,590
Multifamily	75	547
Construction and land	198	147
Home equity and lines of credit	750	217
Commercial and industrial loans	482	229
Other loans	—	26
Total delinquent accruing loans	$16,104	$8,206

The increase in accruing loans 30-89 days delinquent from December 31, 2019, is due primarily to an increase in delinquent commercial real estate loans, attributable to a deterioration of economic conditions caused by the COVID-19 pandemic. Three loans totaling $4.6 million have requested forbearance relief, and another loan totaling $2.9 million, which has not sought forbearance relief, is collateralized by a mixed use property comprised of apartments and a restaurant, and has been impacted by slower rent collections.

Loans Subject to TDR Agreements

        Included in non-accruing loans are loans subject to TDR agreements totaling $3.8 million and $4.4 million at June 30, 2020 and December 31, 2019, respectively. The decrease in non-accruing TDR loans was primarily due to one loan with a balance of $1.3 million, settled in full during the quarter ended March 31, 2020. There were four loans modified as TDRs during the quarter ended June 30, 2020, totaling $730,000, where the borrowers have requested relief due to COVID-19 related challenges. All four loans were delinquent and on non-accrual status prior to the implementation of our COVID-19 customer relief program. At December 31, 2019, two of the non-accruing troubled debt restructurings totaling $255,000 were not performing in accordance with their restructured terms, and were collateralized by real estate with an aggregate estimated fair value of $946,000.

        The Company also holds loans subject to TDR agreements that are on accrual status totaling $13.3 million and $14.1 million at June 30, 2020 and December 31, 2019, respectively. At June 30, 2020, $12.9 million, or 97.2%, of the $13.3 million of accruing loans subject to TDR agreements were performing in accordance with their restructured terms. At December 31, 2019, $13.8 million, or 97.3%, of the $14.1 million of accruing loans subject to TDR agreements were performing in accordance with their restructured terms. Generally, the types of concessions that we make to troubled borrowers include both temporary and permanent reductions to interest rates, extensions of payment terms, and, to a lesser extent, forgiveness of principal and interest.

        The following table details the amounts and categories of the loans subject to restructuring agreements by loan type as of June 30, 2020 and December 31, 2019 (in thousands):

	June 30, 2020		December 31, 2019
	Non-Accruing	Accruing	Non-Accruing	Accruing
Real estate loans:
Commercial	$3,318	$10,667	$4,102	$10,810
One-to-four family residential	429	1,889	255	2,224
Multifamily	40	634	40	997
Home equity and lines of credit	—	51	—	54
Commercial and industrial loans	—	54	—	58
	$3,787	$13,295	$4,397	$14,143

Performing in accordance with restructured terms	89.8%	97.2%	64.5%	97.3%

Management continues to evaluate the Company's exposure to increased loan losses related to the COVID-19 pandemic, in particular the commercial real estate and multifamily loan portfolios. The Company has implemented a customer relief program to assist borrowers that may be experiencing financial hardship due to COVID-19 related challenges. The relief program grants principal and/or interest payment deferrals typically for a period of 90 days, which may be extended for an additional 90 days, for a maximum of 180 days on a cumulative basis. Through June 30, 2020, the Company had executed or approved requests for payment deferral from 262 borrowers (excluding PCI loans), representing $345.9 million, or approximately 9.7% of the Company’s outstanding originated and acquired loan portfolio as of that date. Loans in deferment status (“COVID-19 Modified Loans”) will continue to accrue interest during the deferment period unless otherwise classified as nonperforming. COVID-19 Modified Loans are required to make escrow payments for real estate taxes and insurance, if applicable. For loans given relief of interest, the deferred interest is generally to be paid back over a period not to exceed 18 months. Principal deferrals may be brought current or recast into outstanding principal at time of rate reset or repaid at the end of the loan's contractual term. COVID-19 Modified Loan agreements generally also include covenants that prohibit distributions, bonuses, or payments of management fees to related entities until all deferred payments are made. Consistent with industry regulatory guidance, borrowers that were otherwise current on loan payments that were granted COVID-19 related financial hardship payment deferrals will continue to be reported as current loans throughout the agreed upon deferral period. Borrowers, which were delinquent in their payments to the Bank, prior to requesting a COVID-19 related financial hardship payment deferral are reviewed on a case-by-case basis for TDR classification and non-performing loan status.

The following table sets forth the property types collateralizing our originated and acquired (excluding PCI) loans and loans approved for/executed forbearance as of June 30, 2020 (in thousands):

	Loan Portfolio by Property Type at June 30, 2020					Loans Approved for/Executed Forbearance Agreements for COVID Relief through June 30, 2020
	Number of Loans	Amount	Average Loan Size	Weighted Average LTV Ratio	% of Total Loans	Number of Loans	Amount	Average Loan Size	Weighted Average LTV Ratio	% of Portfolio by Property Type
Commercial Real Estate
Multifamily(1)	1,070	$2,400,001	$2,243	54%	67.1%	88	$173,170	$1,968	47%	7.2%
Mixed use (majority of space is non-residential)	204	150,088	736	45%	4.2%	44	52,865	1,201	49%	35.2%
Retail	83	130,306	1,570	49%	3.7%	23	41,833	1,819	49%	32.1%
Office buildings	107	102,780	961	50%	2.9%	18	10,066	559	50%	9.8%
Accommodations	13	66,118	5,086	41%	1.9%	10	35,270	3,527	35%	53.3%
Nursing Home	5	27,915	5,583	58%	0.8%	—	—	—	—%	—%
Medical Office Buildings	19	25,225	1,328	67%	0.7%	1	1,250	1,250	54%	5.0%
Industrial and Manufacturing (Office and Plant)	24	21,335	889	45%	0.6%	—	—	—	—%	—%
Warehousing	20	18,259	913	48%	0.5%	2	814	407	39%	4.5%
Restaurant	19	12,510	658	53%	0.3%	12	9,915	826	46%	79.3%
Religious	16	11,109	694	40%	0.3%	3	1,643	548	46%	14.8%
Bank Branch	7	6,494	928	47%	0.2%	—	—	—	—%	—%
Schools/Child Day care	5	5,230	1,046	38%	0.1%	—	—	—	—%	—%
Automobile	14	4,951	354	52%	0.1%	1	179	179	14%	3.6%
Funeral Home	3	2,756	919	66%	0.1%	—	—	—	—%	—%
Leisure	3	2,869	956	61%	0.1%	3	2,869	956	61%	100.0%
Car Wash	3	1,254	418	39%	—%	—	—	—	—%	—%
Other	77	45,328	589	45%	1.2%	5	2,431	486	50%	5.4%
Total commercial real estate (including multifamily)	1,692	3,034,528	1,793	53%	84.8%	210	332,305	1,582	46%	11.0%
One-to-four family residential	708	231,368	327	55%	6.5%	23	8,625	375	48%	3.7%
Home equity and lines of credit	1,793	100,200	56	48%	2.8%	6	703	117	49%	0.7%
Construction and land	35	48,319	1,381	42%	1.4%	—	—	—	—%	—%
Commercial and industrial loans	1,375	157,758	115	NM	4.4%	23	4,219	183	NM	2.7%
Other	31	2,411	78	NM	0.1%	—	—	—	—%	—%
Total loans (excluding PCI)	5,634	$3,574,584	634		100.0%	262	$345,852	1,320		9.7%

(1) Property type is apartment units equal or greater than five units.

As of August 7, 2020, loans reported in the table above were in the following status ($ in millions):

	Number of Loans	Amount	Percentage of Total
Returned to contractual monthly payments	118	$143.4	41.5%
Requested or approved for a second 90-day period	47	63.1	18.2%
Delinquent less than 30 days	37	49.0	14.2%
Delinquent 30 days or more	17	21.5	6.2%
In original forbearance(1)	43	68.8	19.9%
	262	$345.8	100.0%
(1) Forbearance set to expire between August 8, 2020 and January 1, 2021.

Of the 47 loans that requested or were approved for a second 90-day forbearance period, $29.7 million were loans secured by accommodations (hotels or motels), $14.2 million were loans secured by mixed-use properties (majority of space is non-residential), and $10.4 million were in the retail industry. Loans delinquent 30 days or more include $14.4 million secured by mixed-use properties, with the majority of the remainder in the retail, restaurant and leisure industries. In addition, four loans totaling $5.9 million, were granted initial forbearance subsequent to June 30, 2020, through August 7, 2020.

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
        The Bank's primary sources of funds are deposits, principal and interest payments on loans and securities, borrowed funds, the proceeds from maturing securities and short-term investments, and to a lesser extent, proceeds from the sales of loans and securities and wholesale borrowings. The scheduled amortization of loans and securities, as well as proceeds from borrowed funds, are predictable sources of funds. Other funding sources, however, such as deposit inflows and loan prepayments are greatly influenced by market interest rates, economic conditions, and competition. The Bank is a member of the FHLBNY, which provides an additional source of short-term and long-term funding. The Bank also has short-term borrowing capabilities with the Federal Reserve Bank of New York. The Bank’s borrowed funds, excluding lease obligations floating rate advances and overnight line of credit, were $610.0 million at June 30, 2020, and had a weighted average interest rate of 2.08%. A total of $146.7 million of these borrowings will mature in less than one year. Borrowed funds, excluding floating rate advances and overnight line of credit, were $851.0 million at December 31, 2019. The Bank has the ability to obtain additional funding from the FHLB of approximately $1.49 billion utilizing unencumbered securities of $422.4 million, loans of $1.06 billion, and encumbered securities of $2.2 million at June 30, 2020. Additionally, the Bank has remaining borrowing capacity utilizing encumbered securities through the FRB Discount Window of $201.0 million. The Bank also has a Letter of Credit (“LOC”) of up to $50.0 million with the FHLBNY for the purpose of collateralizing municipal deposits. Any amount pledged for such deposits under the LOC reduces the Bank's available borrowing amount under the FHLB advance agreement. The Bank expects to have sufficient funds available to meet current commitments in the normal course of business.

        Northfield Bancorp, Inc. (standalone) is a separate legal entity from the Bank and must provide for its own liquidity to pay dividends, repurchase its stock, and for other corporate purposes. Northfield Bancorp, Inc.'s primary source of liquidity is dividend payments from the Bank. At June 30, 2020, Northfield Bancorp, Inc. (standalone) had liquid assets of $37.3 million.

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

        As a result of the recently enacted Economic Growth, Regulatory Relief, and Consumer Protection Act, the federal banking agencies were required to develop a “Community Bank Leverage Ratio” (“CBLR”) (the ratio of a bank’s tangible equity capital to average total consolidated assets) for financial institutions with assets of less than $10 billion. A qualifying community bank that exceeds this ratio will be deemed to be in compliance with all other capital and leverage requirements, including the capital requirements to be considered “well capitalized” under Prompt Corrective Action statutes. The federal banking agencies approved 9% as the minimum capital for the CBLR. Effective March 31, 2020, a financial institution can elect to be subject to this new definition. Northfield Bank and Northfield Bancorp have elected to opt into the “CBLR” framework, beginning with the Call Reports filed for the first quarter of 2020. The CBLR replaced the risk-based and leverage capital requirements in the generally applicable capital rules. On April 6, 2020, the federal banking regulators, implementing the applicable provisions of the CARES Act, modified the CBLR framework so that: (i) beginning in the second quarter of 2020 and until the end of the year, a banking organization that has a leverage ratio of 8% or greater and meets certain other criteria may elect to use the CBLR framework; and (ii) community banking organizations will have until January 1, 2022 before the CBLR requirement is re-established at greater than 9%. Under the interim rules, the minimum CBLR will be 8% beginning in the second quarter and for the remainder of calendar year 2020, 8.5% for calendar year 2021, and 9% thereafter.

        At June 30, 2020, and December 31, 2019, as set forth in the following table, both Northfield Bank and Northfield Bancorp, Inc. exceeded all of the regulatory capital requirements to which they were subject at such dates.

	Northfield Bank	Northfield Bancorp, Inc.	For Capital Adequacy Purposes (1)	For Well Capitalized Under Prompt Corrective Action Provisions
As of June 30, 2020:
CBLR	11.86%	13.03%	8.00%	8.00%
As of December 31, 2019:
Common equity Tier 1 capital (to risk-weighted assets)	14.99%	16.35%	4.50%	6.50%
Tier 1 leverage	12.28%	13.37%	4.00%	5.00%
Tier I capital (to risk-weighted assets)	14.99%	16.35%	6.00%	8.00%
Total capital (to risk-weighted assets)	15.73%	17.09%	8.00%	10.00%

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
        The following table shows the contractual obligations of the Company by expected payment period as of June 30, 2020 (in thousands):

Contractual Obligations	Total	Less than One Year	One to less than Three Years	Three to less than Five Years	More than Five Years
Borrowings	$610,000	$146,725	$230,775	$187,500	$45,000
Operating lease liabilities	57,824	6,270	10,732	10,051	30,771
Commitments to originate loans	34,997	34,997	—	—	—
Commitments to fund unused lines of credit	151,586	151,586	—	—	—

Commitments to fund unused lines of credit are agreements to lend additional funds to customers as long as there have been no violations of any of the conditions established in the agreements (original or restructured). Commitments to originate loans generally have a fixed expiration or other termination clauses, which may or may not require payment of a fee. Since some of these loan commitments are expected to expire without being drawn upon, total commitments do not necessarily represent future cash requirements. At June 30, 2020, the reserve for commitments to fund unused lines of credit recorded in accrued expenses and other liabilities was $720,000.

        For further information regarding our off-balance sheet arrangements and contractual obligations, see "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

Accounting Pronouncements Not Yet Adopted

        ASU No. 2020-04. On March 12, 2020, FASB issued ASU No. 2020-04, “Reference Rate Reform ("ASC 848"): Facilitation of the Effects of Reference Rate Reform on Financial Reporting”, which provides temporary optional guidance to ease the potential burden in accounting for reference rate reform. The ASU provides optional expedients and exceptions for applying generally accepted accounting principles to contract modifications and hedging relationships, subject to meeting certain criteria, that reference the London Inter-Bank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued. It is intended to help stakeholders during the global market-wide reference rate transition period. The guidance is effective for all entities as of March 12, 2020 through December 31, 2022. The Company is implementing a transition plan to identify and modify its loans and other financial instruments that are either directly or indirectly influenced by LIBOR. The Company is in the process of evaluating ASU No. 2020-04 and its impact on the Company’s transition away from LIBOR for its loan and other financial instruments, with no material expected impact on the Company's financial condition or results of operation at this time.

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

        ASU 2016-13. In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments - Credit Losses (Topic 326): “Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”). This guidance was subsequently amended by ASU No. 2019-04, “Codification Improvements to Topic 326, Financial Instruments-Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments”; ASU No. 2019-05, “Financial Instruments-Credit Losses (Topic 326): Targeted Transition Relief”; and ASU No. 2019-11, “Codification Improvements to Topic 326, Financial Instruments-Credit Losses”. ASU No. 2016-13 and its subsequent updates are collectively known as “CECL”. CECL replaces the current incurred loss impairment model that recognizes losses when a probable threshold is met with a requirement to recognize lifetime expected credit losses immediately when a financial asset is originated or purchased. For available-for-sale debt securities where fair value is less than cost, credit-related impairment would be recognized in an allowance for credit losses and adjusted in each subsequent period for changes in credit risk. CECL also expands the disclosure requirements regarding an entity’s assumptions, models, and methods for estimating the allowance for credit losses.

        ASU 2016-13 and its subsequent updates became effective for the Company on January 1, 2020. However, the CARES Act, which became law on March 27, 2020, included an option for financial institutions to delay the implementation of ASU 2016-13 until the earlier of the termination date of the national emergency concerning the COVID-19 pandemic or December 31, 2020. The Company has elected to delay its implementation of ASU 2016-13 and has calculated and recorded its provision for credit losses under the incurred loss model that existed prior to ASU 2016-13.

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

        Our CECL model includes the following major items:
•a historical loss period, which represents a full economic credit cycle utilizing internal loss experience, as well as peer historical loss data;
•three economic scenarios - history continues, history moderately worsens, and history severely worsens;
•a reasonable and supportable forecast period of two years, based on management’s current review of macroeconomic factors and the reliability of extended economic forecasts based on forecast data from Moody's;
•a reversion period (after the reasonable and supportable forecast period) using a straight-line approach;
•expected prepayment rates based on our historical experience; and
•incorporation of qualitative factors not captured within the modeled results.

        CECL parallel comparisons were performed at June 30, 2020, and the Company expects that upon adoption of ASU 2016-13, with an effective retrospective date of January 1, 2020, the Company would increase its allowance for credit losses by approximately 15% to 25%, excluding any reclassification related to purchased credit-impaired loans. This increase will be reflected as a cumulative-effect adjustment that decreases beginning retained earnings, net of income taxes. The expected increase in the allowance for credit losses is a result of changing from an incurred loss model, which encompasses allowances for current known and inherent losses within the portfolio, to a CECL model, which encompasses allowances for losses expected to be incurred over the life of the portfolio. Furthermore, ASU 2016-13 necessitates that the Company establish an allowance for expected credit losses for certain debt securities and other financial assets; however, the Company does not expect to record any allowances on debt securities available-for sale. The adoption of ASU 2016-13 is not expected to have a significant impact on our regulatory capital ratios.

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

        We seek to manage our interest rate risk in order to minimize the exposure of our earnings and capital to changes in interest rates. As part of our ongoing asset-liability management, we currently use the following strategies to manage our interest rate risk:

•originating multifamily loans and commercial real estate loans that generally have shorter maturities than one-to-four family residential real estate loans and have higher interest rates that generally reset from five to ten years;
•investing in investment grade corporate securities and mortgage-backed securities; and
•obtaining general financing through lower-cost core deposits, brokered deposits, and longer-term FHLB advances and repurchase agreements.
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

        The following tables set forth, as of June 30, 2020, and December 31, 2019, our calculation of the estimated changes in our NPV, NPV ratio, and percent change in net interest income that would result from the designated instantaneous and sustained changes in interest rates (dollars in thousands). Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments and deposit repricing characteristics including decay rates, and correlations to movements in interest rates, and should not be relied on as indicative of actual results.

	NPV at June 30, 2020
Change in Interest Rates (basis points)	Estimated Present Value of Assets	Estimated Present Value of Liabilities	Estimated NPV	Estimated Change In NPV	Estimated Change in NPV %	Estimated NPV/Present Value of Assets Ratio	Next 12 Months Net Interest Income Percent Change	Months 13-24 Net Interest Income Percent Change
+400	$4,613,813	$3,944,297	$669,516	$(99,668)	(12.96)%	14.51%	(7.04)%	8.69%
+300	4,710,327	4,025,711	684,616	(84,568)	(10.99)	14.53	(4.98)	6.85
+200	4,820,023	4,110,676	709,347	(59,837)	(7.78)	14.72	(2.82)	5.48
+100	4,935,224	4,199,840	735,384	(33,800)	(4.39)	14.90	(1.16)	3.40
—	5,063,012	4,293,828	769,184	—	—	15.19	—	—
(100)	5,220,920	4,376,593	844,327	75,143	9.77	16.17	(0.66)	(5.02)
(200)	5,393,595	4,379,207	1,014,388	245,204	31.88	18.81	(0.43)	(5.05)

	NPV at December 31, 2019
Change in Interest Rates (basis points)	Estimated Present Value of Assets	Estimated Present Value of Liabilities	Estimated NPV	Estimated Change In NPV	Estimated Change in NPV %	Estimated NPV/Present Value of Assets Ratio	Next 12 Months Net Interest Income Percent Change	Months 13-24 Net Interest Income Percent Change
+400	$4,692,640	$3,974,209	$718,431	$(156,728)	(17.91)%	15.31%	(17.51)%	(3.90)%
+300	4,797,256	4,039,976	757,280	(117,879)	(13.47)	15.79	(12.79)	(2.47)
+200	4,907,606	4,108,235	799,371	(75,788)	(8.66)	16.29	(7.99)	(0.70)
+100	5,018,245	4,179,543	838,702	(36,457)	(4.17)	16.71	(3.71)	0.42
—	5,129,680	4,254,521	875,159	—	—	17.06	—	—
(100)	5,249,067	4,339,402	909,665	34,506	3.94	17.33	0.36	(3.15)
(200)	5,414,518	4,422,975	991,543	116,384	13.30	18.31	0.63	(4.18)
        At June 30, 2020, in the event of a 200 basis point decrease in interest rates, we would experience a 31.88% increase in estimated net portfolio value and a 0.43% decrease in net interest income in year one and a 5.05% decrease in net interest income in year two. In the event of a 400 basis point increase in interest rates, we would experience a 12.96% decrease in estimated net portfolio value and a 7.04% decrease in net interest income in year one and an 8.69% increase in net interest income in year two. Our policies provide that, in the event of a 200 basis point decrease or less in interest rates, our net present value ratio should decrease by no more than 300 basis points and 10%, and in the event of a 400 basis point increase or less, our net present value should decrease by no more than 475 basis points and 35%. In the event of a 200 basis point decrease or less, our projected net interest income should decrease by no more than 10% in year one and 25% in year two, and in the event of a 400 basis point increase or less, our projected net interest income should decrease by no more than 30% in year one and 20% in year two. However, when the federal funds rate is low and negative rate shocks do not produce meaningful results, management may temporarily suspend use of guidelines for negative interest rate shocks. At June 30, 2020 and December 31, 2019, we were in compliance with all Board-approved policies with respect to interest rate risk management.
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

ITEM 4. CONTROLS AND PROCEDURES
An evaluation was performed under the supervision and with the participation of the Company’s management, including the President and Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of June 30, 2020. Based on that evaluation, the Company’s management, including the President and Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

During the three months ended June 30, 2020, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

ITEM 1.     LEGAL PROCEEDINGS
        The Company and subsidiaries are subject to various legal actions arising in the normal course of business.  In the opinion of management, the resolution of these legal actions is not expected to have a material adverse effect on the Company’s consolidated financial condition or results of operations.

ITEM 1A.  RISK FACTORS
        During the quarter ended June 30, 2020, there have been no material changes to the risk factors as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, and in our quarterly report on Form 10-Q for the quarter ended March 31, 2020, each as filed with the Securities and Exchange Commission, except as previously disclosed in our other filings with the Securities and Exchange Commission.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a)Unregistered Sale of Equity Securities. There were no sales of unregistered securities during the period covered by this report.
(b)Use of Proceeds. Not applicable.
(c)Repurchases of Our Equity Securities.

        The Company did not repurchase any of its common stock during the three months or six months ended June 30, 2020. The previously adopted repurchase program permitted $37.2 million of shares of common stock to be repurchased in open market or private transactions, through block trades, and pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities and Exchange Commission. The timing of the repurchases will depend on certain factors, including but not limited to, market conditions and prices, the Company’s liquidity and capital requirements, and alternative uses of capital. Any repurchased shares will be held as treasury stock and will be available for general corporate purposes. The repurchases may be suspended, terminated or modified at any time for any reason, including market conditions, the cost of repurchasing shares, the availability of alternative investment opportunities, liquidity, and other factors deemed appropriate. On April 29, 2020, the Company temporarily suspended its share repurchase program in light of the COVID-19 pandemic and surrounding events. At June 30, 2020, approximately $21.5 million of shares may be repurchased under the repurchase program.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES
        None

ITEM 4.     MINE SAFETY DISCLOSURES
        Not applicable

ITEM 5.     OTHER INFORMATION
        None

ITEM 6.      EXHIBITS
        The following exhibits required by Item 601 of Regulation S-K are included with this Quarterly Report on Form 10-Q.

Exhibit Number	Description
31.1	Certification of Steven M. Klein, President and Chief Executive Officer, Pursuant to Rule 13a-14(a) and Rule 15d-14(a)
31.2	Certification of William R. Jacobs, Chief Financial Officer, Pursuant to Rule 13a-14(a) and Rule 15d-14(a)
32	Certification of Steven M. Klein, President and Chief Executive Officer, and William R. Jacobs, Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL (Extensible Business Reporting Language) Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover page information from the Company's Quarterly Report on Form 10-Q filed August 10, 2020, formatted in Inline XBRL

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTHFIELD BANCORP, INC.
(Registrant)

Date: August 10, 2020

/s/ Steven M. Klein
Steven M. Klein
President and Chief Executive Officer

/s/ William R. Jacobs
William R. Jacobs
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)