Form 10-Q
period 2020-09-30
Northfield Bancorp, Inc.
filed 2020-11-09
CIK 1493225

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
or
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
As of October 31, 2020, the registrant had 53,122,550 shares of Common Stock, par value $0.01 per share, issued and outstanding.

NORTHFIELD BANCORP, INC.
Form 10-Q Quarterly Report

PART I
ITEM 1.     FINANCIAL STATEMENTS

NORTHFIELD BANCORP, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited) (In thousands, except share amounts)

	September 30, 2020	December 31, 2019
ASSETS:
Cash and due from banks	$18,273	$15,409
Interest-bearing deposits in other financial institutions	332,566	132,409
Total cash and cash equivalents	350,839	147,818
Trading securities	10,993	11,222
Debt securities available-for-sale, at estimated fair value	1,171,430	1,138,352
Debt securities held-to-maturity, at amortized cost	8,106	8,762
(estimated fair value of $8,475 at September 30, 2020, and $8,886 at December 31, 2019)
Equity securities	4,502	3,341
Originated loans held-for-investment, net	3,215,509	2,987,067
Loans acquired	497,640	432,653
Purchased credit-impaired (“PCI”) loans held-for-investment	18,468	17,365
Loans held-for-investment, net	3,731,617	3,437,085
Allowance for loan losses	(38,716)	(28,707)
Net loans held-for-investment	3,692,901	3,408,378
Accrued interest receivable	14,061	14,609
Bank owned life insurance	161,806	153,459
Federal Home Loan Bank of New York stock, at cost	29,766	39,575
Premises and equipment, net	27,980	25,659
Goodwill	41,594	38,411
Operating lease right-of-use assets	43,600	39,504
Other assets	31,262	26,212
Total assets	$5,588,840	$5,055,302
LIABILITIES AND STOCKHOLDERS’ EQUITY:
LIABILITIES:
Deposits	$4,121,164	$3,408,233
Securities sold under agreements to repurchase	75,000	75,000
Other borrowings	541,905	782,004
Operating lease liabilities	48,090	44,069
Advance payments by borrowers for taxes and insurance	17,329	20,045
Accrued expenses and other liabilities	27,954	30,098
Total liabilities	4,831,442	4,359,449
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value: 25,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value: 150,000,000 shares authorized, 64,796,453 shares issued at
September 30, 2020 and December 31, 2019, 53,124,898 and 49,175,347 outstanding at September 30, 2020, and December 31, 2019, respectively	648	609
Additional paid-in-capital	590,316	548,486
Unallocated common stock held by employee stock ownership plan	(18,993)	(19,740)
Retained earnings	330,602	322,581
Accumulated other comprehensive income	14,407	4,699
Treasury stock at cost: 11,671,555 and 11,758,360 shares at September 30, 2020, and December 31, 2019, respectively	(159,582)	(160,782)
Total stockholders’ equity	757,398	695,853
Total liabilities and stockholders’ equity	$5,588,840	$5,055,302
See accompanying notes to unaudited consolidated financial statements.

NORTHFIELD BANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited) (In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Interest income:
Loans	$37,025	$35,285	$107,705	$101,183
Mortgage-backed securities	3,422	5,409	13,348	14,082
Other securities	541	1,511	2,342	5,075
Federal Home Loan Bank of New York dividends	410	396	1,443	1,138
Deposits in other financial institutions	59	246	262	1,028
Total interest income	41,457	42,847	125,100	122,506
Interest expense:
Deposits	5,643	10,516	22,395	31,312
Borrowings	3,206	3,511	9,934	7,885
Total interest expense	8,849	14,027	32,329	39,197
Net interest income	32,608	28,820	92,771	83,309
Provision (credit) for loan losses	165	(1,300)	10,269	(750)
Net interest income after provision for loan losses	32,443	30,120	82,502	84,059
Non-interest income:
Fees and service charges for customer services	1,009	1,286	2,795	3,633
Income on bank owned life insurance	894	3,268	2,635	5,071
Gains on available-for-sale debt securities, net	45	123	105	337
Gains on trading securities, net	763	28	397	1,457
Gains on sale of loans	—	—	665	—
Other	311	28	772	115
Total non-interest income	3,022	4,733	7,369	10,613
Non-interest expense:
Compensation and employee benefits	13,306	9,033	31,039	29,890
Occupancy	3,540	3,084	9,618	9,486
Furniture and equipment	425	280	1,107	804
Data processing	3,058	1,517	6,130	4,217
Professional fees	1,216	938	3,370	2,496
Advertising	424	746	1,585	2,841
FDIC insurance	360	5	576	537
Other	1,459	1,266	3,901	4,552
Total non-interest expense	23,788	16,869	57,326	54,823
Income before income tax expense	11,677	17,984	32,545	39,849
Income tax expense	3,095	4,845	8,619	9,735
Net income	$8,582	$13,139	$23,926	$30,114
Net income per common share:
Basic	$0.17	$0.28	$0.50	$0.64
Diluted	$0.17	$0.28	$0.50	$0.64

See accompanying notes to unaudited consolidated financial statements.

NORTHFIELD BANCORP, INC. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME - (Continued) (Unaudited) (In thousands)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net Income	$8,582	$13,139	$23,926	$30,114
Other comprehensive income:
Unrealized gains on debt securities available-for-sale:
Net unrealized holding (losses) gains	(328)	1,549	13,585	20,242
Less: reclassification adjustment for net gains included in net income	(45)	(123)	(105)	(337)
Net unrealized (losses) gains	(373)	1,426	13,480	19,905
Income tax benefit (expense) related to net unrealized holding (losses) gains on debt securities available-for-sale	92	(434)	(3,802)	(5,666)
Income tax expense related to reclassification adjustment for gains included in net income	13	34	30	94
Other comprehensive (loss) income, net of tax	(268)	1,026	9,708	14,333
Comprehensive income	$8,314	$14,165	$33,634	$44,447

See accompanying notes to unaudited consolidated financial statements.

NORTHFIELD BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Three Months Ended September 30, 2020 and 2019
(Unaudited) (In thousands, except share data)

	Common Stock
	Shares Outstanding	Par Value	Additional Paid-in Capital	Unallocated Common Stock Held by the Employee Stock Ownership Plan	Retained Earnings	Accumulated Other Comprehensive Income (loss) Net of tax	Treasury Stock	Total Stockholders' Equity
Balance at June 30, 2019	49,112,139	$609	$548,197	$(20,491)	$309,594	$4,160	$(160,976)	$681,093
Net income					13,139			13,139
Other comprehensive loss, net of tax						1,026		1,026
ESOP shares allocated or committed to be released			231	255				486
Stock compensation expense			425					425
Exercise of stock options, net	407,844		(1,018)				5,564	4,546
Cash dividends declared and paid $0.11 per common share)					(5,141)			(5,141)
Repurchase of treasury stock (average cost of $15.31 per share)	(365,105)						(5,634)	(5,634)
Balance at September 30, 2019	49,154,878	$609	$547,835	$(20,236)	$317,592	$5,186	$(161,046)	$689,940

Balance at June 30, 2020	49,263,377	$609	$548,495	$(19,244)	$327,606	$14,675	$(159,565)	$712,576
Net income					8,582			8,582
Other comprehensive loss, net of tax						(268)		(268)
ESOP shares allocated or committed to be released			50	251				301
Stock compensation expense			346					346
Forfeitures of restricted stock	(1,225)		17				(17)	—
Cash dividends declared and paid ($0.11 per common share)					(5,586)			(5,586)
Issuance of stock for VSB Bancorp, Inc. acquisition	3,862,746	39	41,408					41,447
Balance at September 30, 2020	53,124,898	$648	$590,316	$(18,993)	$330,602	$14,407	(159,582)	$757,398

See accompanying notes to unaudited consolidated financial statements.

NORTHFIELD BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Nine Months Ended September 30, 2020 and 2019
(Unaudited) (In thousands, except share data)

	Common Stock
	Shares Outstanding	Par Value	Additional Paid-in Capital	Unallocated Common Stock Held by the Employee Stock Ownership Plan	Retained Earnings	Accumulated Other Comprehensive Income (loss) Net of tax	Treasury Stock	Total Stockholders' Equity
Balance at December 31, 2018	49,635,673	$609	$546,219	$(20,992)	$302,544	$(9,147)	$(152,794)	$666,439
Net income					30,114			30,114
Other comprehensive income, net of tax						14,333		14,333
ESOP shares allocated or committed to be released			623	756				1,379
Stock compensation expense			2,865					2,865
Forfeitures of restricted stock	(8,000)		118				(118)	—
Exercise of stock options, net	555,805		(1,990)				7,565	5,575
Cash dividends declared and paid ($0.33 per common share)					(15,066)			(15,066)
Repurchase of treasury stock (average cost of $15.23 per share)	(1,028,600)						(15,699)	(15,699)
Balance at September 30, 2019	49,154,878	$609	$547,835	$(20,236)	$317,592	$5,186	$(161,046)	$689,940

Balance at December 31, 2019	49,175,347	$609	$548,486	$(19,740)	$322,581	$4,699	$(160,782)	$695,853
Net income					23,926			23,926
Other comprehensive income, net of tax						9,708		9,708
ESOP shares allocated or committed to be released			327	747				1,074
Stock compensation expense			1,227					1,227
Issuance of restricted stock	83,744		(1,145)				1,145	—
Forfeitures of restricted stock	(1,225)		17				(17)
Exercise of stock options, net	13,000		(4)				179	175
Cash dividends declared and paid ($0.33 per common share)					(15,905)			(15,905)
Repurchase of treasury stock (average cost of $12.24 per share)	(8,714)						(107)	(107)
Issuance of stock for VSB Bancorp, Inc. acquisition	3,862,746	39	41,408					41,447
Balance at September 30, 2020	53,124,898	$648	$590,316	$(18,993)	$330,602	$14,407	$(159,582)	$757,398

See accompanying notes to unaudited consolidated financial statements.

NORTHFIELD BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (In thousands)

	Nine Months Ended September 30,
	2020	2019
Net income	$23,926	$30,114
Adjustments to reconcile net income to net cash provided by operating activities:
Provision (credit) for loan losses	10,269	(750)
ESOP and stock compensation expense	2,301	4,244
Depreciation	2,603	2,316
Amortization of premiums, and deferred loan costs, net of (accretion) of discounts, and deferred loan fees	3,450	3,118
Amortization of intangible assets	165	201
Amortization of operating lease right-of-use assets	3,665	3,345
Income on bank owned life insurance	(2,635)	(5,071)
Net gain on sale of loans held-for-sale	(665)	—
Proceeds from sale of loans held-for-sale	48,165	—
Origination of loans held-for-sale	(47,500)	—
Gains on available-for-sale debt securities, net	(105)	(337)
Gains on trading securities, net	(397)	(1,457)
Net sales of trading securities	626	50
Decrease (increase) in accrued interest receivable	1,963	(859)
(Increase) decrease in other assets	(6,632)	1,633
Decrease in accrued expenses and other liabilities	(9,117)	(2,630)
Net cash provided by operating activities	30,082	33,917
Cash flows from investing activities:
Net increase in loans receivable	(114,884)	(64,950)
Purchases of loans	—	(44,918)
Purchases of Federal Home Loan Bank of New York stock	(10,497)	(25,901)
Redemptions of Federal Home Loan Bank of New York stock	20,610	16,313
Purchases of debt securities available-for-sale	(302,378)	(456,535)
Purchases of equity securities	(4,276)	(1,008)
Principal payments and maturities on debt securities available-for-sale	389,799	168,931
Principal payments and maturities on debt securities held-to-maturity	627	658
Proceeds from sale of debt securities available-for-sale	17,121	54,438
Proceeds from sale of equity securities	3,115	—
Proceeds from bank owned life insurance	2,716	5,002
Purchases and improvements of premises and equipment	(1,576)	(2,678)
Net cash acquired in business combination	72,875	—
Net cash provided by (used in) investing activities	73,252	(350,648)
Cash flows from financing activities:
Net increase in deposits	358,339	50,797
Dividends paid	(15,905)	(15,066)
Exercise of stock options	175	5,575
Purchase of treasury stock	(107)	(15,699)
(Decrease) increase in advance payments by borrowers for taxes and insurance	(2,716)	744
Repayments under capital lease obligations	—	(44)
Proceeds from securities sold under agreements to repurchase and other borrowings	370,901	685,816
Repayments related to securities sold under agreements to repurchase and other borrowings	(611,000)	(403,502)
Net cash provided by financing activities	99,687	308,621
Net (increase) decrease in cash and cash equivalents	203,021	(8,110)
Cash and cash equivalents at beginning of period	147,818	77,762
Cash and cash equivalents at end of period	$350,839	$69,652

NORTHFIELD BANCORP, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued) (Unaudited) (In thousands)
	Nine Months Ended September 30,
	2020	2019
Supplemental cash flow information:
Cash paid during the period for:
Interest	$33,468	$39,588
Income taxes	11,910	6,973
Non-cash transactions:
Loan charge-offs (recoveries), net	260	(1,319)
Initial recognition of operating lease right-of use assets	—	43,560
Initial recognition of operating lease liabilities	—	47,328
Right-of-use assets obtained in exchange for new lease liabilities	3,028	1,013
Transfer of originated loans held-for-investment to loans held-for-sale at fair value	47,500	—
Acquisition:
Non-cash assets acquired, at fair value:
Debt securities available for sale	$126,931	—
Loans	180,431	—
Accrued interest receivable	1,415	—
Bank-owned life insurance	5,714	—
Premises and equipment	7,789	—
Goodwill	3,183	—
Other assets	4,702	—
Total non-cash assets acquired	330,165	—
Non-cash liabilities assumed at fair value:
Deposits	354,592	—
Other liabilities	7,001	—
Total non-cash liabilities assumed	361,593	—
Net non-cash liabilities assumed	(31,428)	—
Net cash and cash equivalents acquired	72,875	—
Common stock issued in acquisition	$41,447	—

See accompanying notes to unaudited consolidated financial statements.

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements
Note 1 – Consolidated Financial Statements
Basis of Presentation

The consolidated financial statements are comprised of the accounts of Northfield Bancorp, Inc. (and its wholly owned subsidiaries, Northfield Investments, Inc. and Northfield Bank (the “Bank”), and the Bank’s wholly-owned subsidiaries, NSB Services Corp. and NSB Realty Trust, collectively the “Company”). All significant intercompany accounts and transactions have been eliminated in consolidation.

In the opinion of management, all adjustments (consisting solely of normal and recurring adjustments) necessary for the fair presentation of the consolidated balance sheets and the consolidated statements of comprehensive income for the unaudited periods presented have been included. The results of operations and other data presented for the three and nine months ended September 30, 2020 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2020 or for any other period. Whenever necessary, certain prior year amounts are reclassified to conform to the current year presentation.
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

COVID-19

    On March 13, 2020, the Coronavirus Disease (COVID-19) pandemic was declared a national emergency by the President of the United States. The spread of COVID-19 has negatively impacted the national and local economy, disrupted supply chains and increased unemployment levels. The initial temporary closure and gradual reopening of many businesses and the implementation of social distancing and stay-at-home policies has and will continue to impact many of the Company’s customers. The Company is committed to supporting its customers, employees and communities during this difficult time and has adapted to the changing environment. The Company has implemented temporary relief assistance to customers, including the consideration of various loan payment deferral and fee waiver options. The bank branches are currently fully open with additional health, social distancing, and limited capacity measures put in place to meet safety requirements. We continue to provide secure and efficient remote work options for our back office employees.

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

    The CARES Act also includes a provision that permits a financial institution to elect to suspend temporarily troubled debt restructuring (“TDR”) accounting under ASC Subtopic 310-40. To be eligible, a loan modification must be: (1) related to COVID-19; (2) executed on a loan that was not more than 30 days past due as of December 31, 2019; and (3) executed between March 1, 2020, and the earlier of (a) 60 days after the date of termination of the national emergency or (b) December 31, 2020. This includes short-term (e.g., up to six months) modifications such as payment deferrals, fee waivers, extensions of repayment terms, or delays in payment that are insignificant. Borrowers considered current are those that are less than 30 days past due on their contractual payments at the time a modification program is implemented. The banking regulators issued similar guidance, which also clarified that a COVID-19-related modification should not be considered a TDR if the borrower was current on payments at the time the underlying loan modification program was implemented and if the modification is considered to be short-term. The Company implemented a short-term loan modification program in late March 2020 to provide temporary payment relief to borrowers impacted by COVID-19. The program allows for a deferral of payments typically for 90 days, which may be extended for an additional 90 days, for a maximum of 180 days on a cumulative basis. See Note 6 - Loans for additional details of the Company's loan modification program.

A provision in the CARES Act provides for a loan guarantee program called the Paycheck Protection Program (“PPP”), which provides 100% federally guaranteed loans for small businesses to cover payroll, utilities, rent and interest. These small business loans are fully guaranteed by the Small Business Administration (“SBA”) and may be forgiven if borrowers maintain their payrolls and satisfy certain other conditions for a period of time during the COVID-19 pandemic. As of September 30, 2020, the Company had originated over 1,000 PPP loans to new and existing customers, totaling approximately $118.5 million, with an additional 395 PPP loans totaling approximately $30.0 million acquired as part of our acquisition of VSB Bancorp, Inc. on July 1, 2020. PPP provides for lender processing fees that range from 1% to 5% of the final disbursement made to individual borrowers. As of September 30, 2020, we have received loan processing fees of $5.3 million, of which $818,000 has been recognized in earnings through September 30, 2020, and the remainder will be recognized in earnings over the remaining life of the loans. PPP loans are fully guaranteed by the SBA and are therefore excluded from the allowance for loan and lease losses calculation.

The Company continues to maintain a strong liquidity and capital position as a buffer to protect against the economic uncertainties presented by the COVID-19 pandemic. As of September 30, 2020, both the Company and the Bank's capital ratios were in excess of regulatory requirements and are both currently classified as well capitalized. The Company maintains access to multiple sources of liquidity and expects to have sufficient funds available to meet current commitments in the normal course of business.

    While the Company has not incurred any significant disruption to its business activities as a result of COVID-19, the full impact of the pandemic is unknown and rapidly evolving. The outbreak is having a significant adverse impact on certain industries the Company serves, including retail, accommodations, and restaurants and food services. While most states have re-opened, it is under limited capacities and under other social-distancing restrictions, which has resulted in lower commercial activity and consumer spending. This decrease in commercial activity may result in our customers' inability to meet their loan obligations to us. In addition, the economic pressures and uncertainties related to the COVID-19 pandemic have resulted in changes in consumer spending behaviors, which may negatively impact the demand for loans and other services we offer. Because of the significant uncertainties related to the ultimate duration of the COVID-19 pandemic and its effects on our customers and prospects, and on the local and national economy, there can be no assurances as to how the crisis may ultimately affect the Company's loan portfolio, and business as a whole. The extent of such impact will depend on future developments, which are highly uncertain, including when the coronavirus can be controlled and abated and whether the gradual reopening of businesses will result in a meaningful increase in economic activity. As such, the Company could be subject to certain risks, any of which could have a material, adverse effect on our business, financial condition, liquidity, and results of operations.

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)
Note 2 – Business Combinations

On July 1, 2020, the Company completed its acquisition of VSB Bancorp, Inc. (“Victory”), parent company of Victory State Bank, in a stock transaction, which after purchase accounting adjustments added $403.0 million to total assets, including $180.4 million to loans, and $354.6 million to deposits, and six branch offices in Staten Island, New York. Under the terms of the merger agreement, each share of Victory common stock was exchanged for 2.0463 shares of Northfield common stock with fractional shares paid out in cash.

    The transaction was accounted for under the acquisition method of accounting. Under this method of accounting, the purchase price has been allocated to the respective assets acquired and liabilities assumed based upon their estimated fair values, net of tax, as of July 1, 2020, and results of operations have been included in the Company's consolidated statements of income from that date forward. The excess of consideration paid over the fair value of the net assets acquired has been recorded as goodwill.

Direct costs related to the acquisition were expensed as incurred. During the three and nine months ended September 30, 2020, the Company incurred $3.9 million and $4.3 million, respectively, of merger-related expenses, pre-tax, which are included in non-interest expense in the Company's consolidated statements of income.

    The following table summarizes the estimated fair values of the assets acquired and the liabilities assumed at the date of acquisition for Victory (in thousands):

At July 1, 2020
Fair Value
Total Purchase Price	$41,447
Assets acquired:
Cash and cash equivalents	$72,875
Debt securities available for sale	126,931
Loans	180,431
Accrued interest receivable	1,415
Bank-owned life insurance	5,714
Premises and equipment	7,789
Other assets	4,702
Total assets acquired	399,857
Liabilities assumed:
Deposits	354,592
Other liabilities	7,001
Total liabilities assumed	361,593
Net assets acquired	$38,264
Goodwill recorded in the merger	$3,183

    The calculation of goodwill is subject to change for up to one year after the date of acquisition as additional information that existed as of the acquisition date estimates and uncertainties become available. As the Company finalizes its review of the acquired assets and liabilities, certain adjustments to the recorded carrying values may be required.

Fair Value Measurement of Assets Assumed and Liabilities Assumed

    Described below are the methods used to determine the fair value of the significant assets acquired and liabilities assumed in the Victory acquisition.

Cash and cash equivalents. The estimated fair values of cash and cash equivalents approximate their stated face amounts, as these financial instruments are either due on demand or have short-term maturities.

Debt securities Available-for-Sale. The estimated fair values of the securities were calculated utilizing Level 2 inputs. Prices for the securities were obtained from an independent nationally recognized third-party pricing service.

Loans. The acquired loan portfolio was valued based on current guidance which defines fair value as the price that would be received to sell an asset or transfer a liability in an orderly transaction between market participants at the measurement date. Level 3 inputs were utilized to value the portfolio and included the use of present value techniques

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)
employing cash flow estimates and the incorporated assumptions that marketplace participants would use in estimating fair values. In instances where reliable market information was not available, the Company used its own assumptions in an effort to determine reasonable fair value. Specifically, management utilized three separate fair value analyses which a market participant would employ in estimating the total fair value adjustment. The three separate fair valuation methodologies used were: 1) interest rate loan fair value analysis; 2) general credit fair value adjustment; and 3) specific credit fair value adjustment.

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

    The general credit fair value adjustment was calculated using a two-part general credit fair value analysis: 1) expected credit losses; and 2) estimated fair value adjustment for qualitative factors. The expected credit losses were calculated using an average of historical losses of the acquired bank and industry bench mark loss rates observed for loans with similar underlying characteristics. The adjustment related to qualitative factors was impacted by general economic conditions and the risk related to lack of familiarity with the originator's underwriting process.

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

The following is a summary of the credit impaired loans acquired in the Victory acquisition as of the closing date (in thousands):

July 01, 2020
Contractually required principal and interest	$7,557
Contractual cash flows not expected to be collected (non-accretable discount)	3,213
Expected cash flows to be collected at acquisition	4,344
Interest component of expected cash flows (accretable yield)	(572)
Fair value of acquired loans	$3,772

Deposits. The fair values of deposit liabilities with no stated maturity (i.e., non-interest bearing demand accounts, interest-bearing negotiable orders of withdrawal (NOW), savings and money market accounts) are equal to the carrying amounts payable on demand. The fair values of certificates of deposit represent contractual cash flows, discounted to present value using interest rates currently offered on deposits with similar characteristics and remaining maturities.

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)
Note 3 – Debt Securities Available-for-Sale
The following is a comparative summary of mortgage-backed and other debt securities available-for-sale at September 30, 2020, and December 31, 2019 (in thousands):

	September 30, 2020
		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
	cost	gains	losses	value
U.S. Government Agency Securities	$3,168	$2	$—	$3,170
Mortgage-backed securities:
Pass-through certificates:
Government sponsored enterprises (GSE)	300,937	11,297	183	312,051
Real estate mortgage investment conduits (REMICs):
GSE	746,540	7,685	270	753,955
Non-GSE	6	—	—	6
	1,047,483	18,982	453	1,066,012
Other debt securities:
Municipal bonds	228	1	—	229
Corporate bonds	99,855	1,337	17	101,175
Asset-backed securities	834	10	—	844
	100,917	1,348	17	102,248
Total debt securities available-for-sale	$1,151,568	$20,332	$470	$1,171,430

	December 31, 2019
		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
	cost	gains	losses	value
Mortgage-backed securities:
Pass-through certificates:
GSE	$324,080	$6,081	$754	$329,407
REMICs:
GSE	643,816	2,076	2,225	643,667
Non-GSE	53	—	—	53
	967,949	8,157	2,979	973,127
Other debt securities:
Municipal bonds	296	3	—	299
Corporate bonds	163,725	1,214	13	164,926
	164,021	1,217	13	165,225
Total debt securities available-for-sale	$1,131,970	$9,374	$2,992	$1,138,352

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)
The following is a summary of the expected maturity distribution of debt securities available-for-sale, other than mortgage-backed securities, at September 30, 2020 (in thousands):

Available-for-sale	Amortized cost	Estimated fair value
Due in one year or less	$37,140	$37,313
Due after one year through five years	62,943	64,091
Due after five years through ten years	3,168	3,170
Due after ten years	834	844
	$104,085	$105,418
 Contractual maturities for mortgage-backed securities are not included above, as expected maturities on mortgage-backed securities may differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without penalties.

    Certain debt securities available-for-sale are pledged or encumbered to secure borrowings under Pledge Agreements and Repurchase Agreements and for other purposes required by law. At September 30, 2020, the fair value of debt securities available-for-sale that were pledged to secure borrowings and deposits was $537.0 million.

    For the three months ended September 30, 2020, the Company had gross proceeds of $4.5 million on sales and calls of debt securities available-for-sale, with gross realized gains of $48,000 related to sales of securities and gross realized losses of $3,000 related to calls of securities. For the nine months ended September 30, 2020, the Company had gross proceeds of $17.1 million on sales and calls of debt securities available-for-sale, with gross realized gains of $122,000 related to sales of securities and gross realized losses of $17,000 related to calls of securities. For the three and nine months ended September 30, 2019, the Company had gross proceeds of $20.0 million and $54.4 million, respectively, on sales of debt securities available-for-sale, with gross realized gains of $123,000 and $337,000, respectively, and no gross realized losses. The Company recognized net gains of $763,000 and $397,000 on its trading securities portfolio during the three and nine months ended September 30, 2020, respectively, and net gains of $28,000 and $1.5 million, during the three and nine months ended September 30, 2019, respectively.

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)
Gross unrealized losses on mortgage-backed and other debt securities available-for-sale, and the estimated fair value of the related securities, aggregated by security category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2020, and December 31, 2019, were as follows (in thousands):

	September 30, 2020
	Less than 12 months		12 months or more		Total
	Unrealized	Estimated	Unrealized	Estimated	Unrealized	Estimated
	losses	fair value	losses	fair value	losses	fair value
Mortgage-backed securities:
Pass-through certificates:
GSE	$172	$33,945	$11	$428	$183	$34,373
REMICs:
GSE	268	79,194	2	2,326	270	81,520
Other debt securities:
Corporate bonds	17	4,267	—	—	17	4,267
Total	$457	$117,406	$13	$2,754	$470	$120,160

	December 31, 2019
	Less than 12 months		12 months or more		Total
	Unrealized	Estimated	Unrealized	Estimated	Unrealized	Estimated
	losses	fair value	losses	fair value	losses	fair value
Mortgage-backed securities:
Pass-through certificates:
GSE	$25	$3,404	$729	$55,184	$754	$58,588
REMICs:
GSE	950	197,634	1,275	54,555	2,225	252,189
Non-GSE	—	—	—	53	—	53
Other debt securities:
Corporate bonds	—	—	13	15,586	13	15,586
Total	$975	$201,038	$2,017	$125,378	$2,992	$326,416

The Company held 11 pass-through mortgage-backed securities issued or guaranteed by GSEs and one REMIC mortgage-backed security issued or guaranteed by GSEs that were in a continuous unrealized loss position of twelve months or greater at September 30, 2020. There were 19 pass-through mortgage-backed securities issued or guaranteed by GSEs, 57 REMIC mortgage-backed securities issued or guaranteed by GSEs, and one corporate bond that were in an unrealized loss position of less than twelve months at September 30, 2020. All securities referred to above were rated investment grade at September 30, 2020. Management evaluated these securities and concluded that the declines in fair value relate to the general interest rate environment and are considered temporary. The securities cannot be prepaid in a manner that would result in the Company not receiving substantially all of its amortized cost. The Company neither has an intent to sell, nor is it more likely than not that the Company will be required to sell, the securities before the recovery of their amortized cost basis or, if necessary, maturity.

The fair values of our debt securities available-for-sale could decline in the future if the underlying performance of the collateral for the collateralized mortgage obligations or other securities deteriorates and our credit enhancement levels do not provide sufficient protections to our contractual principal and interest, which may result in other-than-temporary impairment in the future. The Company did not recognize any other-than-temporary impairment charges during the three and nine months ended September 30, 2020, or September 30, 2019.

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

Note 4 – Debt Securities Held-to-Maturity
    The following is a summary of debt securities held-to-maturity at September 30, 2020, and December 31, 2019 (in thousands):

	September 30, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Mortgage-backed securities:
Pass-through certificates:
GSEs	$8,106	$369	$—	$8,475
Total securities held-to-maturity	$8,106	$369	$—	$8,475

	December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Mortgage-backed securities:
Pass-through certificates:
GSEs	$8,762	$129	$5	$8,886
Total securities held-to-maturity	$8,762	$129	$5	$8,886

    Contractual maturities for mortgage-backed securities are not presented, as expected maturities on mortgage-backed securities may differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without penalties. There were no sales of held-to-maturity securities for the nine months ended September 30, 2020, or September 30, 2019.

    At September 30, 2020, debt securities held-to-maturity with a carrying value of $6.8 million were pledged to secure borrowings and deposits.

    At September 30, 2020, there were no debt securities held-to-maturity in an unrealized loss position.

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

    The fair values of our debt securities held-to-maturity could decline in the future if the underlying performance of the collateral for the collateralized mortgage obligations or other securities deteriorates and our credit enhancement levels do not provide sufficient protections to our contractual principal and interest. As a result, there is a risk that significant other-than-temporary impairments may occur in the future given the current economic environment. The Company did not recognize any other-than-temporary impairment charges in earnings on securities held-to-maturity during the three and nine months ended September 30, 2020, or September 30, 2019.

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

Note 5 – Equity Securities
    At September 30, 2020, and December 31, 2019, equity securities totaled $4.5 million and $3.3 million, respectively. Equity securities consist of money market mutual funds recorded at fair value of $4.5 million and $250,000 at September 30, 2020, and December 31, 2019, respectively, and in addition, an investment in a private SBA Loan Fund recorded at net asset value of $3.1 million at December 31, 2019. As the SBA Fund operates as a private fund, its shares are not publicly traded and therefore have no readily determinable market value. The investment fund was recorded at net asset value as a practical expedient for reporting fair value. The Company redeemed its remaining investment in the fund during the quarter ended September 30, 2020.

Note 6 – Loans

Net loans held-for-investment are as follows (in thousands):

	September 30,	December 31,
	2020	2019
Real estate loans:
Multifamily	$2,285,074	$2,196,407
Commercial mortgage	545,826	528,681
One-to-four family residential mortgage	74,912	83,742
Home equity and lines of credit	86,855	84,928
Construction and land	55,069	38,284
Total real estate loans	3,047,736	2,932,042
Commercial and industrial loans (1)	162,530	45,328
Other loans	1,770	2,083
Total commercial and industrial and other loans	164,300	47,411
Deferred loan cost, net	3,473	7,614
Originated loans held-for-investment, net	3,215,509	2,987,067
PCI Loans	18,468	17,365
Loans acquired:
One-to-four family residential mortgage	146,218	187,975
Multifamily	90,927	108,417
Commercial mortgage	175,522	113,027
Home equity and lines of credit	9,690	12,008
Construction and land	23,843	2,537
Total acquired real estate loans	446,200	423,964
Commercial and industrial loans (1)	51,117	8,689
Other loans	323	—
Total loans acquired, net	497,640	432,653
Loans held-for-investment, net	3,731,617	3,437,085
Allowance for loan losses	(38,716)	(28,707)
Net loans held-for-investment	$3,692,901	$3,408,378

(1) Included in originated and acquired commercial and industrial loans at September 30, 2020, are PPP loans totaling $115.2 million and $30.0 million, respectively. There were no PPP loans at December 31, 2019.

    There were no loans held-for-sale at September 30, 2020, or December 31, 2019.

PCI loans totaled $18.5 million at September 30, 2020, as compared to $17.4 million at December 31, 2019. The majority of the PCI loan balance was attributable to those loans acquired as part of a Federal Deposit Insurance Corporation-assisted transaction. The Company accounts for PCI loans utilizing U.S. GAAP applicable to loans acquired with deteriorated credit quality. At September 30, 2020, PCI loans consisted of approximately 23% commercial real estate loans and 41% commercial and industrial loans, with the remaining balance in residential and home equity loans. At December 31, 2019, PCI loans consisted of approximately 29% commercial real estate loans and 42% commercial and industrial loans, with the remaining balance in residential and home equity loans.

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)
The following table details the accretion of interest income for PCI loans for the three and nine months ended September 30, 2020 and September 30, 2019 (in thousands):

	At or for the three months ended September 30,		At or for the nine months ended September 30,
	2020	2019	2020	2019
Balance at the beginning of period	$15,566	$19,794	$17,086	$21,846
Acquisition	572	—	572	—
Accretion into interest income	(648)	(1,059)	(2,168)	(3,111)
Balance at end of period	$15,490	$18,735	$15,490	$18,735

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)
The following tables set forth activity in our allowance for loan losses, by loan type, as of and for the three and nine months ended September 30, 2020, and September 30, 2019 (in thousands):

	Three Months Ended September 30, 2020
	Real Estate
	Commercial	One-to-Four Family	Construction and Land	Multifamily	Home Equity and Lines of Credit	Commercial and Industrial	Other	Originated Loans Total	Purchased Credit-Impaired	Acquired Loans	Total
Allowance for loan losses:
Beginning balance	$6,509	$272	$937	$27,243	$558	$1,846	$176	$37,541	$789	$190	$38,520
Charge-offs	(7)	—	—	—	—	—	—	(7)	—	(5)	(12)
Recoveries	13	—	—	—	26	1	—	40	—	3	43
Provisions (credit)	892	(50)	198	(596)	(157)	(73)	(47)	167	—	(2)	165
Ending balance	$7,407	$222	$1,135	$26,647	$427	$1,774	$129	$37,741	$789	$186	$38,716

	Three Months Ended September 30, 2019
	Real Estate
	Commercial	One-to-Four Family	Construction and Land	Multifamily	Home Equity and Lines of Credit	Commercial and Industrial	Other	Originated Loans Total	Purchased Credit-Impaired	Acquired Loans	Total
Allowance for loan losses:
Beginning balance	$5,331	$234	$584	$18,384	$417	$1,591	$146	$26,687	$1,010	$135	$27,832
Charge-offs	(514)	—	—	—	—	—	—	(514)	—	—	(514)
Recoveries	60	—	—	1,818	—	17	—	1,895	—	153	2,048
Provisions (credit)	(8)	(17)	(192)	(799)	(103)	(9)	(19)	(1,147)	—	(153)	(1,300)
Ending balance	$4,869	$217	$392	$19,403	$314	$1,599	$127	$26,921	$1,010	$135	$28,066

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

	Nine Months Ended September 30, 2020
	Real Estate
	Commercial	One-to-Four Family	Construction and Land	Multifamily	Home Equity and Lines of Credit	Commercial and Industrial	Other	Originated Loans Total	Purchased Credit-Impaired	Acquired Loans	Total
Allowance for loan losses:
Beginning balance	$4,756	$180	$536	$20,203	$317	$1,640	$151	$27,783	$789	$135	$28,707
Charge-offs	(171)	—	—	—	—	(94)	—	(265)	—	(438)	(703)
Recoveries	396	26	—	—	—	6	—	428	—	15	443
Provisions (credit)	2,426	16	599	6,444	110	222	(22)	9,795	—	474	10,269
Ending balance	$7,407	$222	$1,135	$26,647	$427	$1,774	$129	$37,741	$789	$186	$38,716

	Nine Months Ended September 30, 2019
	Real Estate
	Commercial	One-to-Four Family	Construction and Land	Multifamily	Home Equity and Lines of Credit	Commercial and Industrial	Other	Originated Loans Total	Purchased Credit-Impaired	Acquired Loans	Total
Allowance for loan losses:
Beginning balance	$5,630	$342	$463	$18,084	$291	$1,569	$108	$26,487	$1,010	$—	$27,497
Charge-offs	(520)	—	—	—	—	(83)	(123)	(726)	—	(112)	(838)
Recoveries	85	72	—	1,818	—	17	1	1,993	—	164	2,157
Provisions (credit)	(326)	(197)	(71)	(499)	23	96	141	(833)	—	83	(750)
Ending balance	$4,869	$217	$392	$19,403	$314	$1,599	$127	$26,921	$1,010	$135	$28,066

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)
    The following tables detail the amount of loans receivable held-for-investment, net of deferred loan fees and costs, that are evaluated individually, and collectively, for impairment, and the related portion of the allowance for loan losses that is allocated to each loan portfolio segment, at September 30, 2020, and December 31, 2019 (in thousands):

	September 30, 2020
	Real Estate
	Commercial	One-to-Four Family	Construction and Land	Multifamily	Home Equity and Lines of Credit	Commercial and Industrial	Other	Originated Loans Total	Purchased Credit-Impaired	Acquired Loans	Total
Allowance for loan losses:
Ending balance: individually evaluated for impairment	$116	$—	$—	$—	$3	$3	$—	$122	$—	$186	$308
Ending balance: collectively evaluated for impairment	$7,291	$222	$1,135	$26,647	$424	$1,771	$129	$37,619	$789	$—	$38,408
Loans, net:
Ending balance	$546,421	$76,361	$55,098	$2,288,402	$88,859	$158,598	$1,770	$3,215,509	$18,468	$497,640	$3,731,617
Ending balance: individually evaluated for impairment	$11,523	$1,423	$—	$629	$49	$54	$—	$13,678	$—	$5,810	$19,488
PPP loans not evaluated for impairment (1)	$—	$—	$—	$—	$—	$115,157	$—	$115,157	$—	$29,995	$145,152
Ending balance: collectively evaluated for impairment	$534,898	$74,938	$55,098	$2,287,773	$88,810	$43,387	$1,770	$3,086,674	$18,468	$461,835	$3,566,977

(1) PPP loans are guaranteed by the SBA and therefore excluded from the allowance for loan losses

	December 31, 2019
	Real Estate
	Commercial	One-to-Four Family	Construction and Land	Multifamily	Home Equity and Lines of Credit	Commercial and Industrial	Other	Originated Loans Total	Purchased Credit-Impaired	Acquired Loans	Total
Allowance for loan losses:
Ending balance: individually evaluated for impairment	$—	$—	$—	$—	$3	$4	$—	$7	$—	$135	$142
Ending balance: collectively evaluated for impairment	$4,756	$180	$536	$20,203	$314	$1,636	$151	$27,776	$789	$—	$28,565
Loans, net:
Ending balance	$529,287	$85,355	$38,303	$2,199,734	$86,848	$45,456	$2,084	$2,987,067	$17,365	$432,653	$3,437,085
Ending balance: individually evaluated for impairment	$13,226	$1,841	$—	$997	$55	$58	$—	$16,177	$—	$4,780	$20,957
Ending balance: collectively evaluated for impairment	$516,061	$83,514	$38,303	$2,198,737	$86,793	$45,398	$2,084	$2,970,890	$17,365	$427,873	$3,416,128

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

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)
The following tables detail the recorded investment of originated loans held-for-investment, net of deferred fees and costs, by loan type and credit quality indicator at September 30, 2020, and December 31, 2019 (in thousands):

	At September 30, 2020
	Real Estate
	Multifamily		Commercial		One-to-Four Family		Construction and Land	Home Equity and Lines of Credit	Commercial and Industrial	Other	Total
	< 35% LTV	=> 35% LTV	< 35% LTV	=> 35% LTV	< 60% LTV	=> 60% LTV
Internal Risk Rating
Pass	$247,764	$2,031,541	$88,443	$428,828	$52,496	$21,528	$55,098	$88,507	$157,856	$1,770	$3,173,831
Special Mention	—	756	77	5,104	605	—	—	71	631	—	7,244
Substandard	579	7,762	4,470	19,499	1,709	23	—	281	111	—	34,434
Originated loans held-for-investment, net	$248,343	$2,040,059	$92,990	$453,431	$54,810	$21,551	$55,098	$88,859	$158,598	$1,770	$3,215,509

	At December 31, 2019
	Real Estate
	Multifamily		Commercial		One-to-Four Family		Construction and Land	Home Equity and Lines of Credit	Commercial and Industrial	Other	Total
	< 35% LTV	=> 35% LTV	< 35% LTV	=> 35% LTV	< 60% LTV	=> 60% LTV
Internal Risk Rating
Pass	$232,950	$1,960,984	$79,485	$440,065	$52,886	$29,967	$38,303	$86,547	$45,075	$2,084	$2,968,346
Special Mention	—	296	370	1,092	777	—	—	14	301	—	2,850
Substandard	301	5,203	—	8,275	1,397	328	—	287	80	—	15,871
Originated loans held-for-investment, net	$233,251	$1,966,483	$79,855	$449,432	$55,060	$30,295	$38,303	$86,848	$45,456	$2,084	$2,987,067

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)
Included in loans receivable are loans for which the accrual of interest income has been discontinued due to deterioration in the financial condition of the borrowers. The recorded investment of these non-accrual loans was $8.9 million and $9.4 million at September 30, 2020, and December 31, 2019, respectively. Generally, loans are placed on non-accrual status when they become 90 days or more delinquent, or sooner if considered appropriate by management, and remain on non-accrual status until they are brought current, have six consecutive months of performance under the loan terms, and factors indicating reasonable doubt about the timely collection of payments no longer exist. Therefore, loans may be current in accordance with their loan terms, or may be less than 90 days delinquent and still be on a non-accruing status.

The non-accrual amounts included loans deemed to be impaired of $6.5 million and $6.8 million at September 30, 2020, and December 31, 2019, respectively. Loans on non-accrual status with principal balances less than $500,000, and therefore not meeting the Company’s definition of an impaired loan, amounted to $2.3 million at September 30, 2020, and $2.6 million at December 31, 2019. There were no non-accrual loans held-for-sale at both September 30, 2020, and December 31, 2019. Loans past due 90 days or more and still accruing interest were $2.1 million at September 30, 2020, and $518,000 at December 31, 2019, and consisted of loans that are considered well-secured and in the process of collection.

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)
    The following tables set forth the detail, and delinquency status, of non-performing loans (non-accrual loans and loans past due 90 days or more and still accruing), net of deferred fees and costs, at September 30, 2020, and December 31, 2019, excluding PCI loans which have been segregated into pools. For PCI loans, each loan pool is accounted for as a single asset with a single composite interest rate and an aggregate expectation of cash flows (in thousands):

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

	September 30, 2020
	Total Non-Performing Loans
	Non-Accruing Loans
	0-29 Days Past Due	30-89 Days Past Due	90 Days or More Past Due	Total	90 Days or More Past Due and Accruing	Total Non-Performing Loans
Loans held-for-investment:
Real estate loans:
Commercial
LTV => 35%
Substandard	$—	$—	$937	$937	—	$937
Total commercial	—	—	937	937	—	937
One-to-four family residential
LTV < 60%
Substandard	398	—	77	475	398	873
Total	398	—	77	475	398	873
LTV => 60%
Substandard	23	—	—	23	—	23
Total one-to-four family residential	421	—	77	498	398	896
Multifamily
LTV < 35%
Substandard	—	288	—	288	—	288
LTV => 35%
Substandard	1	—	—	1	485	486
Total multifamily	1	288	—	289	485	774
Home equity and lines of credit
Substandard	61	89	—	150	—	150
Total home equity and lines of credit	61	89	—	150	—	150
Total non-performing loans held-for-investment, originated	483	377	1,014	1,874	883	2,757
Loans acquired:
Real estate loans:
Commercial
LTV < 35%
Pass	—	—	—	—	267	267
Substandard	—	79	187	266	—	266
LTV => 35%
Substandard	2,762	568	2,520	5,850	134	5,984
Total commercial	2,762	647	2,707	6,116	401	6,517
One-to-four family residential
LTV < 60%
Pass	—	—	—	—	536	536
Special Mention	—	—	—	—	220	220
Substandard	—	—	328	328	6	334
LTV => 60%
Substandard	—	—	93	93	—	93
Total one-to-four family residential	—	—	421	421	762	1,183
Multifamily
LTV < 35%
Substandard	39	—	—	39	—	39
LTV => 35%
Substandard	—	—	389	389	—	389
Total multifamily	39	—	389	428	—	428
Home equity and lines of credit - Substandard	—	—	28	28	14	42
Total home equity and lines of credit	—	—	28	28	14	42
Commercial and industrial loans
Substandard	—	—	—	—	3	3
Total commercial and industrial loans	—	—	—	—	3	3
Total non-performing loans acquired	2,801	647	3,545	6,993	1,180	8,173
Total non-performing loans	$3,284	$1,024	$4,559	$8,867	$2,063	$10,930

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

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)
The following tables set forth the detail and delinquency status of originated and acquired loans held-for-investment, net of deferred fees and costs, by performing and non-performing loans at September 30, 2020, and December 31, 2019 (in thousands):

	September 30, 2020
	Performing (Accruing) Loans
	0-29 Days Past Due	30-89 Days Past Due	Total	Non-Performing Loans	Total Loans Receivable, net
Loans held-for-investment:
Real estate loans:
Commercial
LTV < 35%
Pass	$88,443	$—	$88,443	$—	$88,443
Special Mention	—	77	77	—	77
Substandard	4,470	—	4,470	—	4,470
Total	92,913	77	92,990	—	92,990
LTV => 35%
Pass	428,828	—	428,828	—	428,828
Special Mention	4,587	517	5,104	—	5,104
Substandard	13,594	4,968	18,562	937	19,499
Total	447,009	5,485	452,494	937	453,431
Total commercial	539,922	5,562	545,484	937	546,421
One-to-four family residential
LTV < 60%
Pass	52,496	—	52,496	—	52,496
Special Mention	100	505	605	—	605
Substandard	836	—	836	873	1,709
Total	53,432	505	53,937	873	54,810
LTV => 60%
Pass	21,528	—	21,528	—	21,528
Substandard	—	—	—	23	23
Total	21,528	—	21,528	23	21,551
Total one-to-four family residential	74,960	505	75,465	896	76,361
Construction and land
Pass	55,098	—	55,098	—	55,098
Total construction and land	55,098	—	55,098	—	55,098
Multifamily
LTV < 35%
Pass	247,764	—	247,764	—	247,764
Substandard	291	—	291	288	579
Total	248,055	—	248,055	288	248,343
LTV => 35%
Pass	2,031,542	—	2,031,542	—	2,031,542
Special Mention	465	291	756	—	756
Substandard	6,666	610	7,276	485	7,761
Total	2,038,673	901	2,039,574	485	2,040,059
Total multifamily	2,286,728	901	2,287,629	773	2,288,402
Home equity and lines of credit
Pass	88,502	5	88,507	—	88,507
Special Mention	71	—	71	—	71
Substandard	131	—	131	150	281
Total home equity and lines of credit	88,704	5	88,709	150	88,859
Commercial and industrial
Pass	157,540	316	157,856	—	157,856
Special Mention	231	400	631	—	631
Substandard	30	81	111	—	111
Total commercial and industrial	157,801	797	158,598	—	158,598

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

	September 30, 2020
	Performing (Accruing) Loans (Continued)
	0-29 Days Past Due	30-89 Days Past Due	Total	Non-Performing Loans	Total Loans Receivable, net
Other loans - Pass	1,764	6	1,770	—	1,770
Total originated loans held-for-investment	3,204,977	7,776	3,212,753	2,756	3,215,509
Acquired loans:
Real estate loans:
One-to-four family residential
LTV < 60%
Pass	122,901	26	122,927	537	123,464
Special Mention	1,528	374	1,902	220	2,122
Substandard	—	—	—	333	333
Total	124,429	400	124,829	1,090	125,919
LTV => 60%
Pass	20,206	—	20,206	—	20,206
Substandard	—	—	—	93	93
Total	20,206	—	20,206	93	20,299
Total one-to-four family residential	144,635	400	145,035	1,183	146,218
Commercial
LTV < 35%
Pass	52,941	500	53,441	267	53,708
Special Mention	5,076	—	5,076	—	5,076
Substandard	580	—	580	266	846
Total	58,597	500	59,097	533	59,630
LTV => 35%
Pass	95,981	936	96,917	—	96,917
Special Mention	7,776	—	7,776	—	7,776
Substandard	3,767	1,448	5,215	5,984	11,199
Total	107,524	2,384	109,908	5,984	115,892
Total commercial	166,121	2,884	169,005	6,517	175,522
Construction and land
Pass	23,843	—	23,843	—	23,843
Total construction and land	23,843	—	23,843	—	23,843
Multifamily
LTV < 35%
Pass	86,948	—	86,948	—	86,948
Substandard	—	—	—	39	39
Total	86,948	—	86,948	39	86,987
LTV => 35%
Pass	3,551	—	3,551	—	3,551
Substandard	—	—	—	389	389
Total	3,551	—	3,551	389	3,940
Total multifamily	90,499	—	90,499	428	90,927
Home equity and lines of credit
Pass	9,054	220	9,274	—	9,274
Special Mention	$46	$202	$248	$—	$248
Substandard	125	—	125	43	168
Total home equity and lines of credit	9,225	422	9,647	43	9,690
Commercial and industrial
Pass	50,635	189	50,824	—	50,824
Special Mention	190	—	190	—	190
Substandard	66	37	103	—	103
Total commercial and industrial	50,891	226	51,117	—	51,117
Other loans - Pass	315	4	319	4	323
Total loans acquired	485,529	3,936	489,465	8,175	497,640
	$3,690,506	$11,712	$3,702,218	$10,931	$3,713,149

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
Loans Acquired
Real estate loans:
One-to-four family residential
LTV < 60%
Pass	172,882	73	172,955	—	172,955
Special Mention	—	385	385	—	385
Substandard	—	—	—	426	426
Total	172,882	458	173,340	426	173,766
LTV => 60%
Pass	14,116	—	14,116	—	14,116
Substandard	—	—	—	93	93
Total	14,116	—	14,116	93	14,209
Total one-to-four family residential	186,998	458	187,456	519	187,975
Commercial
LTV < 35%
Pass	35,173	287	35,460	—	35,460
Special Mention	994	194	1,188	—	1,188
Substandard	369	—	369	334	703
Total	36,536	481	37,017	334	37,351
LTV => 35%
Pass	60,311	—	60,311	—	60,311
Special Mention	134	464	598	—	598
Substandard	6,382	2,960	9,342	5,425	14,767
Total	66,827	3,424	70,251	5,425	75,676
Total commercial	103,363	3,905	107,268	5,759	113,027
Construction and land
Pass	2,537	—	2,537	—	2,537
Total construction and land	2,537	—	2,537	—	2,537
Multifamily
LTV < 35%
Pass	105,327	—	105,327	—	105,327
Substandard	—	—	—	40	40
Total	105,327	—	105,327	40	105,367
LTV => 35%
Pass	2,653	—	2,653	—	2,653
Substandard	—	—	—	397	397
Total	2,653	—	2,653	397	3,050
Total multifamily	107,980	—	107,980	437	108,417
Home equity and lines of credit
Pass	11,842	50	11,892	—	11,892
Substandard	88	—	88	28	116
Total home equity and lines of credit	11,930	50	11,980	28	12,008
Commercial and industrial loans
Pass	8,649	40	8,689	—	8,689
Total commercial and industrial loans	8,649	40	8,689	—	8,689
Other	—	—	—	—	—
Total loans acquired	421,457	4,453	425,910	6,743	432,653
	$3,401,563	$8,206	$3,409,769	$9,951	$3,419,720

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)
The following table summarizes originated and acquired impaired loans as of September 30, 2020, and December 31, 2019 (in thousands):

	September 30, 2020			December 31, 2019
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With No Allowance Recorded:
Real estate loans:
Commercial
LTV < 35%
Substandard	$79	$218	$—	$—	$139	$—
LTV => 35%
Pass	3,585	4,334	—	5,582	6,468	—
Special Mention	502	639	—	—	—	—
Substandard	8,431	8,638	—	10,438	11,002	—
One-to-four family residential
LTV < 60%
Pass	801	892	—	1,379	1,463	—
Special Mention	374	374	—	385	385	—
Substandard	729	729	—	564	564	—
LTV => 60%
Pass	116	152	—	122	154	—
Substandard	23	23	—	29	29	—
Multifamily
LTV < 35%
Substandard	39	39	—	40	40	—
LTV => 35%
Pass	—	—	—	26	496	—
Special Mention	19	490	—	—	—	—
Substandard	610	610	—	972	972	—
Home equity and lines of credit
Pass	17	17	—	22	22	—
Commercial and industrial loans
Substandard	37	37	—	39	39	—
With a Related Allowance Recorded:
Real estate loans:
Commercial
LTV => 35%
Pass	1,296	1,296	(18)	—	—	—
Substandard	2,781	3,401	(284)	1,307	1,307	(135)
One-to-four family residential
LTV < 60%
Substandard	—	—	—	—	—	—
Home equity and lines of credit
Substandard	32	32	(3)	33	33	(3)
Commercial and industrial loans
Special Mention	17	17	(3)	19	19	(4)
Total:
Real estate loans
Commercial	16,674	18,526	(302)	17,327	18,916	(135)
One-to-four family residential	2,043	2,170	—	2,479	2,595	—
Multifamily	668	1,139	—	1,038	1,508	—
Home equity and lines of credit	49	49	(3)	55	55	(3)
Commercial and industrial loans	54	54	(3)	58	58	(4)
	$19,488	$21,938	$(308)	$20,957	$23,132	$(142)

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)
Included in the above tables at September 30, 2020, are impaired loans with carrying balances of $13.1 million that were not written down by charge-offs or for which there are no specific reserves in our allowance for loan losses. Included in impaired loans at December 31, 2019, are loans with carrying balances of $15.9 million that were not written down by charge-offs or for which there are no specific reserves in our allowance for loan losses. Loans not written down by charge-offs or specific reserves at September 30, 2020, and December 31, 2019, are considered to have sufficient collateral values, less costs to sell, to support the carrying balances of the loans.

The following table summarizes the average recorded investment in originated and acquired impaired loans (excluding PCI loans) and interest recognized on impaired loans as of, and for, the three and nine months ended September 30, 2020, and September 30, 2019 (in thousands):

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

	Three Months Ended				Nine Months Ended
	September 30, 2020		September 30, 2019		September 30, 2020		September 30, 2019
	Average Recorded Investment	Interest Income	Average Recorded Investment	Interest Income	Average Recorded Investment	Interest Income	Average Recorded Investment	Interest Income
With No Allowance Recorded:
Real estate loans:
Commercial
LTV < 35%
Substandard	$79	$—	$—		$40	$2	$—
LTV => 35%
Pass	3,607	37	5,714	78	4,572	145	5,801	236
Special Mention	507	10	—		253	30	—	—
Substandard	8,440	3	10,707	54	9,550	159	11,156	183
Construction and Land
One-to-four family residential
LTV < 60%
Pass	929	9	1,599	16	1,150	38	1,638	49
Special Mention	376	5	195	6	380	16	97	17
Substandard	474	8	233	4	517	27	236	8
LTV => 60%
Pass	117	1	124	1	119	3	126	3
Substandard	24	—	62	1	26	1	101	7
Multifamily
LTV < 35%
Substandard	40	—	41	—	40	1	71	1
LTV => 35%
Pass	—	—	30	4	12	—	34	12
Special Mention	21	4	—		10	11	—	—
Substandard	611	6	974	13	791	28	1,101	48
Home equity and lines of credit
Pass	18	1	24	—	19	1	26	1
Commercial and industrial loans
Substandard	37	—	44		38	—	47	—
With a Related Allowance Recorded:
Real estate loans:
Commercial
LTV => 35%
Pass	1,307	16	—		654	49	—	—
Substandard	2,790	10	1,566	—	1,860	34	912	17
One-to-four family residential
LTV < 60%
Substandard	261	—	342	5	131	—	422	14
LTV => 60%
Multifamily
LTV => 35%
Home equity and lines of credit
Substandard	32	—	33		32	1	33	1
Commercial and industrial loans
Special Mention	17	—	20		17	—	20	1
Total:
Real estate loans
Commercial	16,730	76	17,987	132	16,929	419	17,869	436
One-to-four family residential	2,181	23	2,555	33	2,323	85	2,620	98
Multifamily	672	10	1,045	17	853	40	1,206	61
Home equity and lines of credit	50	1	57	—	51	2	59	2
Commercial and industrial loans	54	—	64	—	55	—	67	1
	$19,687	$110	$21,708	$182	$20,211	$546	$21,821	$598

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)
There were no loans modified in a troubled debt restructurings (TDR) during the three months ended September 30, 2020 or 2019.

The following tables summarizes loans that were modified in a TDR during the nine months ended September 30, 2020 or 20 19:

	Nine Months Ended September 30, 2020
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

(1) Amounts are at time of modification
There were four loans (to three borrowers) in the first table above, that requested relief due to circumstances related to COVID-19 and were modified as troubled debt restructurings (TDRs) during the nine months ended September 30, 2020, all of which were modified to restructure payment terms. All four of the loans were delinquent and on non-accrual status prior to the implementation of our COVID-19 customer relief program (discussed further below) and were therefore considered to be TDRs.
In response to the COVID-19 pandemic and its economic impact to customers, a short-term modification program that complied with Section 4013 of the CARES Act and the Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus was implemented to provide temporary payment relief to those borrowers directly impacted by COVID-19. The program allows for a deferral of payments for 90 days, which may extend for an additional 90 days, with modifications in the form of payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment. As of September 30, 2020, the Company had 85 loan modifications (excluding PCI loans) with principal and/or interest payment deferrals on outstanding loan balances of $105.6 million. Of these 85 payment deferrals, 19 were principal deferrals totaling $40.8 million, and 66 were principal and interest deferrals totaling $64.8 million. As these deferrals were current as of December 31, 2019, or the date of modification, these loans are not considered TDRs. Loans in deferment status (“COVID-19 Modified Loans”) will continue to accrue interest during the deferment period unless otherwise classified as nonperforming. COVID-19 Modified Loans are required to make escrow payments for real estate taxes and insurance, if applicable. For loans given relief of interest, the deferred interest is generally to be paid back over a period not to exceed 18 months. Principal deferrals may be brought current or recast into outstanding principal at time of rate reset or repaid at the end of the loan's contractual term. COVID-19 Modified Loan agreements generally also include covenants that prohibit distributions, bonuses, or payments of management fees to related entities until all deferred payments are made.
At September 30, 2020, and December 31, 2019, we had TDRs of $17.4 million and $18.5 million, respectively.

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

At September 30, 2020, or September 30, 2019, there were no TDRs that were restructured during the preceding twelve months that subsequently defaulted.

Note 7 – Deposits

    Deposits account balances are summarized as follows (in thousands):

	September 30, 2020	December 31, 2019
Non-interest-bearing checking	$706,072	$387,409
Negotiable orders of withdrawal (NOW) and interest-bearing checking	897,575	573,927
Savings and money market	1,734,916	1,398,345
Certificates of deposit	782,601	1,048,552
Total deposits	$4,121,164	$3,408,233

    Interest expense on deposit accounts is summarized for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
NOW and interest-bearing checking, savings, and money market	$2,023	$5,281	$8,990	$15,452
Certificates of deposit	3,620	5,235	13,405	15,860
Total interest expense on deposit accounts	$5,643	$10,516	$22,395	$31,312

Note 8 – Equity Incentive Plans

    On May 22, 2019, the Northfield Bancorp, Inc. 2019 Equity Incentive Plan (the “2019 EIP”) was approved by stockholders of the Company. Under the 2019 EIP, the maximum number of shares of stock that may be delivered to participants in the form of stock options, stock appreciation rights (“SARs”), restricted stock awards, or restricted stock units is 6,000,000. To the extent an equity award is issued in the form of a restricted stock grant or restricted stock unit, the number of stock options/SARs that can be granted is reduced by 4.5. The maximum number of shares of stock that may be delivered to participants in the form of restricted stock awards and restricted stock units is 1,333,333 shares. Prior to May 22, 2019, the Company also maintained the Northfield Bancorp, Inc. 2014 Equity Incentive Plan (the “2014 EIP”). Upon approval of the 2019 EIP, the 2014 EIP was frozen and equity awards that would otherwise have been available for issuance are no longer available for grant. No stock options have been granted under the 2019 EIP.

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

    The following table is a summary of the Company’s stock options outstanding as of September 30, 2020, and changes therein during the nine months then ended.

	Number of Stock Options	Weighted Average Grant Date Fair Value	Weighted Average Exercise Price	Weighted Average Contractual Life (years)
Outstanding - December 31, 2019	2,227,193	$4.01	$13.93	4.96
Exercised	(13,000)	3.93	13.38	—
Outstanding - September 30, 2020	2,214,193	4.01	13.94	4.21
Exercisable - September 30, 2020	2,189,114	4.00	13.91	4.20
 Expected future stock option expense related to the non-vested options outstanding as of September 30, 2020, is $46,000 over a weighted average period of 1.1 years.
On February 17, 2020, the Company granted to directors and employees, under the 2019 EIP, 83,744 restricted stock units with a total grant-date fair value of $1.3 million. Of these grants, 28,460 vest one year from the date of grant and 55,284 vest in equal installments over a five-year period beginning one year from the date of grant. The Company also issued 19,837 performance-based restricted stock units to its executive officers with a total grant date fair value of $313,623. Vesting of the performance-based restricted stock units will be based on achievement of certain levels of Core Return on Average Assets and will cliff-vest after a three-year measurement period ended December 31, 2022, based on the Company's performance relative to a peer group as determined by the Compensation Committee of the Board. At the end of the performance period, the number of actual shares to be awarded may vary between 0% and 225% of target amounts.

The following is a summary of the status of the Company’s restricted stock awards as of September 30, 2020, and changes therein during the nine months then ended.

	Number of Shares Awarded	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2019	71,102	$15.36
Granted	103,581	15.81
Vested	(63,100)	14.97
Forfeited	(1,225)	15.81
Non-vested at September 30, 2020	110,358	16.00

Expected future stock award expense related to the non-vested restricted share awards as of September 30, 2020, is $1.3 million over a weighted average period of 4.4 years.
    During the three months ended September 30, 2020 and September 30, 2019, the Company recorded $217,000 and $425,000, respectively, of stock-based compensation related to the above plans. During the nine months ended September 30, 2020, and September 30, 2019, the Company recorded $1.1 million and $2.9 million, respectively, of stock-based compensation related to the above plans.

Note 9 – Fair Value Measurements
    The following tables present the assets reported on the consolidated balance sheets at their estimated fair value as of September 30, 2020, and December 31, 2019, by level within the fair value hierarchy as required by the Fair Value Measurements and Disclosures Topic of the FASB Accounting Standards Codification (“ASC”). Financial assets and liabilities are classified in their entirety based on the level of input that is significant to the fair value measurement. The fair value hierarchy is as follows:

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

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)
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

	Fair Value Measurements at September 30, 2020 Using:
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Measured on a recurring basis:
Assets:
Investment securities:
Debt securities available-for-sale:
U.S. Government Agency	$3,170	$—	$3,170	$—
Mortgage-backed securities:
Pass-through certificates:
GSE	$312,051	$—	$312,051	$—
REMICs:
GSE	753,955	—	753,955	—
Non-GSE	6	—	6	—
	1,069,182	—	1,069,182	—
Other debt securities
Municipal bonds	229	—	229	—
Corporate bonds	101,175	—	101,175	—
Asset-backed securities	844	—	844	—
	102,248	—	102,248	—
Total debt securities available-for-sale	1,171,430	—	1,171,430	—
Trading securities	10,993	10,993	—	—
Equity securities	4,502	4,502	—	—
Total	$1,186,925	$15,495	$1,171,430	$—
Measured on a non-recurring basis:
Assets:
Impaired loans:
Real estate loans:
Commercial real estate	$6,052	$—	$—	$6,052
Multifamily	19	—	—	19
Home equity and lines of credit	29	—	—	29
Total impaired real estate loans	6,100	—	—	6,100
Commercial and industrial loans	13	—	—	13
Total	$6,113	$—	$—	$6,113

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

	Fair Value Measurements at December 31, 2019 Using:
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
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
    The following table presents qualitative information for Level 3 assets measured at fair value on a non-recurring basis at September 30, 2020, and December 31, 2019 (dollars in thousands):

	Fair Value		Valuation Methodology	Unobservable Inputs	Range of Inputs
	September 30, 2020	December 31, 2019			September 30, 2020	December 31, 2019
Impaired loans	$6,113	$4,942	Appraisals	Discount for costs to sell	7.0%	7.0%
				Discount for quick sale	10.0%	10.0%
			Discounted cash flows	Interest rates	4.13% to 6.25%	4.13% to 6.25%

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

The valuation techniques described below were used to measure fair value of financial instruments in the tables below on a recurring basis and a non-recurring basis as of September 30, 2020, and December 31, 2019.
    Debt Securities Available for Sale: The estimated fair values for mortgage-backed securities, corporate, and other debt securities are obtained from an independent nationally recognized third-party pricing service. The estimated fair values are derived primarily from cash flow models, which include assumptions for interest rates, credit losses, and prepayment speeds. Broker/dealer quotes are utilized as well, when such quotes are available and deemed representative of the market. The significant inputs utilized in the cash flow models are based on market data obtained from sources independent of the Company (Observable Inputs), and are therefore classified as Level 2 within the fair value hierarchy. There were no transfers of securities between Level 1 and Level 2 during the nine months ended September 30, 2020.
    Trading Securities: Fair values are derived from quoted market prices in active markets. The assets consist of publicly traded mutual funds.

    Equity Securities: Fair values of equity securities consisting of publicly traded mutual funds are derived from quoted market prices in active markets.

    Impaired Loans: At September 30, 2020, and December 31, 2019, the Company had impaired loans held-for-investment (excluding PCI loans) with outstanding principal balances of $8.6 million and $7.0 million, respectively, which were recorded at their estimated fair value of $6.1 million and $4.9 million, respectively. The Company recorded a net increase in the specific reserve for impaired loans of $166,000 and $117,000 for the nine months ended September 30, 2020, and September 30, 2019, respectively. Net charge-offs of $260,000 and net recoveries of $1.3 million were recorded for the nine months ended September 30, 2020, and September 30, 2019, respectively, utilizing level 3 inputs. For purposes of estimating the fair value of impaired loans, management utilizes independent appraisals, if the loan is collateral dependent, adjusted downward by management, as necessary, for changes in relevant valuation factors subsequent to the appraisal date, or the present value of expected future cash flows for non-collateral dependent loans and troubled debt restructurings.

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

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

    The estimated fair value of the Company’s financial instruments at September 30, 2020, and December 31, 2019, is presented in the following tables (in thousands):

	September 30, 2020
		Estimated Fair Value
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$350,839	$350,839	$—	$—	$350,839
Trading securities	10,993	10,993	—	—	10,993
Debt securities available-for-sale	1,171,430	—	1,171,430	—	1,171,430
Debt securities held-to-maturity	8,106	—	8,475	—	8,475
Equity securities	4,502	4,502	—	—	4,502
Federal Home Loan Bank of New York stock, at cost	29,766	—	29,766	—	29,766
Net loans held-for-investment	3,692,901	—	—	3,748,211	3,748,211
Derivative assets	1,863	—	1,863	—	1,863
Financial liabilities:
Deposits	$4,121,164	$—	$4,128,474	$—	$4,128,474
Borrowed funds	616,905	—	637,760	—	637,760
Advance payments by borrowers for taxes and insurance	17,329	—	17,329	—	17,329
Derivative liabilities	1,868	—	1,868	—	1,868

	December 31, 2019
		Estimated Fair Value
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$147,818	$147,818	$—	$—	$147,818
Trading securities	11,222	11,222	—	—	11,222
Debt securities available-for-sale	1,138,352	—	1,138,352	—	1,138,352
Debt securities held-to-maturity	8,762	—	8,886	—	8,886
Equity securities (1)	250	250	—		250
Federal Home Loan Bank of New York stock, at cost	39,575	—	39,575	—	39,575
Net loans held-for-investment	3,408,378	—	—	3,482,804	3,482,804
Derivative assets	79	—	79	—	79
Financial liabilities:
Deposits	$3,408,233	$—	$3,412,414	$—	$3,412,414
Borrowed funds	857,004	—	862,980	—	862,980
Advance payments by borrowers for taxes and insurance	44,069	—	44,069	—	44,069
Derivative liabilities	79	—	79	—	79
 (1) Excludes investments measured at net asset value in the amount of $3.1 million at December 31, 2019, which has not been classified in the fair value hierarchy.

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
Note 10 – Earnings Per Share

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

The following is a summary of the Company’s earnings per share calculations and reconciliation of basic to diluted earnings per share for the periods indicated (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income available to common stockholders	$8,582	$13,139	$23,926	$30,114

Weighted average shares outstanding-basic	50,707,691	46,631,008	48,131,005	46,808,188
Effect of non-vested restricted stock and stock options outstanding	12,112	348,206	79,276	370,502
Weighted average shares outstanding-diluted	50,719,803	46,979,214	48,210,281	47,178,690
Earnings per share-basic	$0.17	$0.28	$0.50	$0.64
Earnings per share-diluted	$0.17	$0.28	$0.50	$0.64
Anti-dilutive shares	2,287,010	176,944	1,868,511	700,512

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)
Note 11 – Leases

    The Company’s leases primarily relate to real estate property for branches and office space with terms extending from six months up to 35 years. At September 30, 2020, all of the Company's leases are classified as operating leases, which are required to be recognized on the consolidated statements of financial condition as a right-of-use asset and a corresponding lease liability.

    The Company determines if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use assets and operating lease liabilities in the consolidated balance sheets. Right-of-use assets represent the right to use an underlying asset for the lease term and lease liabilities represent the obligation to make lease payments arising from the lease. Operating lease right-of-use assets and liabilities are recorded at the present value of lease payments over the lease term. As the Company's leases do not provide an implicit rate, the Company uses its incremental borrowing rate, at lease inception, over a similar term in determining the present value of lease payments. Certain leases include options to renew, with one or more renewal terms ranging from five to ten years. If the exercise of a renewal option is considered to be reasonably certain, the Company includes the extended term in the calculation of the right-of-use asset and lease liability.

    At September 30, 2020, the Company’s operating lease right-of-use assets and operating lease liabilities included in the consolidated balance sheet were $43.6 million and $48.1 million, respectively. Operating lease expense is recognized on a straight-line basis over the lease term, while variable lease payments are recognized as incurred. Variable lease payments include common area maintenance charges, real estate taxes, repairs and maintenance costs and utilities. Operating and variable lease expenses are recorded in occupancy expense in the consolidated statements of comprehensive income.
    Supplemental lease information at or for the nine months ended September 30, 2020, and September 30, 2019 is as follows (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

Operating lease cost	$2,073	$1,551	$4,935	$4,568
Variable lease cost	878	663	2,378	2,152
Net lease cost	$2,951	$2,214	$7,313	$6,720
Cash paid for amounts included in measurement of operating lease liabilities	$2,111	$1,528	$5,180	$4,368
Right-of-use assets obtained in exchange for new operating lease liabilities	$—	$—	$3,028	$1,013
Weighted average remaining lease term			12.39 years	12.68 years
Weighted average discount rate			3.55%	3.61%
    The following table summarizes lease payment obligations for each of the next five years and thereafter in addition to a reconcilement to the Company's current lease liability (in thousands):

Year	Amount
2020	$1,700
2021	6,555
2022	5,959
2023	5,942
2024	5,562
Thereafter	35,873
Total lease payments	61,591
Less: imputed interest	13,501
Present value of lease liabilities	$48,090
    As of September 30, 2020, the Company had not entered into any leases that have not yet commenced.

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)
Note 12 – Revenue Recognition

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
    The following table summarizes non-interest income for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Fees and service charges for customer services:
Service charges	$565	$864	$1,674	$2,458
ATM and card interchange fees	351	343	930	983
Investment fees	93	79	191	192
Total fees and service charges for customer services	1,009	1,286	2,795	3,633
Income on bank owned life insurance(1)	894	3,268	2,635	5,071
Gains on available-for-sale debt securities, net(1)	45	123	105	337
Gains (losses) on trading securities, net(1)	763	28	397	1,457
Gains on sale of loans(1)	—	—	665	—
Swap income(1)	307	—	691	—
Other	4	28	81	115
Total non-interest income	$3,022	$4,733	$7,369	$10,613

(1) Not in scope of Topic 606

Note 13 – Derivatives

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

    During the fourth quarter of 2019, the Company entered into its first derivative transaction. At September 30, 2020, the Company had six interest rate swaps with a notional amount of $34.4 million, and the fair value of the asset and liability derivative was $1.9 million. At December 31, 2019, the Company had one interest rate swap with a notional amount of $12.0 million, and the fair value of the asset and liability derivative was $79,000. The derivative asset is included in other assets on the balance sheet and the derivative liability is included in accrued expenses and other liabilities on the balance sheet. For the three and nine months ended September 30, 2020, the Company recorded net fee income of approximately $307,000 and $691,000, respectively.

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)
Note 14 – Recent Accounting Pronouncements Adopted

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

    During the nine months ended September 30, 2020, the Company qualitatively assessed the current economic environment, including the estimated impact of the COVID-19 pandemic on macroeconomic variables and economic forecasts, and on the Company's stock price which has experienced a decline in value, and how these might impact the fair value of its reporting unit. After consideration of the items above, the results for the nine months ended September 30, 2020, as well as the results of the annual 2019 impairment test which resulted in an excess of reporting unit fair value over book value of approximately 27%, the Company determined that it was more-likely-than-not that the fair value of its reporting unit was above its book value as of September 30, 2020. For additional information regarding the Company's goodwill impairment testing process, see Note 1 to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2019.

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
•the effects of any civil unrest;
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
•significant increases in our loan losses, including increases that may result from the new authoritative accounting guidance (known as CECL) model, which may increase the required level of our allowance for loan losses after adoption; and
•changes in the financial condition, results of operations, or future prospects of issuers of securities that we own.

    Given the ongoing and dynamic nature of current economic circumstances, it is difficult to predict the full impact of the COVID-19 outbreak on our business. The extent of such impact will depend on future developments, which are highly uncertain, including when the coronavirus can be controlled and abated and whether the gradual reopening of businesses will result in a meaningful increase in economic activity. As a result of the COVID-19 pandemic and the related adverse local and national economic consequences, we could be subject to any of the following risks, any of which could have a material, adverse effect on our business, financial condition, liquidity, and results of operations:

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
    Net income was $23.9 million for the nine months ended September 30, 2020, as compared to $30.1 million for the nine months ended September 30, 2019. Basic and diluted earnings per common share were $0.50 for the nine months ended September 30, 2020, compared to basic and diluted earnings per common share of $0.64 for the nine months ended September 30, 2019. For the nine months ended September 30, 2020, our return on average assets was 0.62%, as compared to 0.87% for the nine months ended September 30, 2019. For the nine months ended September 30, 2020, our return on average stockholders’ equity was 4.45% as compared to 5.92% for the nine months ended September 30, 2019. The most significant impact on our results of operations for the nine months ended September 30, 2020, was the increase in our provision for loan losses, which increased by $11.0 million for the nine months ended September 30, 2020, compared to a negative provision of $750,000 for the nine months ended September 30, 2019. The increase in the provision for loan losses was primarily due to increases in the qualitative factors used in determining the adequacy of the allowance for loan losses related to unemployment, loan risk rating changes and increased risks related to loans on forbearance resulting from economic uncertainty attributable to the COVID-19 pandemic. Net income for the nine months ended September 30, 2020 included merger-related expenses associated with the acquisition of VSB Bancorp, Inc. (“Victory”) of $3.3 million, net of tax, as well as a gain on sale of loans of $479,000, net of tax, and a corresponding reduction in loan loss provision of $445,000, net of tax, related to the sale of loans in the quarter ended June 30, 2020.

    Assets increased by $533.5 million, or 10.6%, to $5.59 billion at September 30, 2020, from $5.06 billion at December 31, 2019, primarily as a result of the Victory acquisition, which added $403.0 million to total assets. Liabilities increased $472.0 million, or 10.8%, to $4.83 billion at September 30, 2020, from $4.36 billion at December 31, 2019, primarily due to an increase in deposits of $712.9 million, partially offset by a decrease in borrowings of $240.1 million. The Victory acquisition added $354.6 million to deposits.

Comparison of Financial Condition at September 30, 2020, and December 31, 2019
    Total assets increased $533.5 million, or 10.6%, to $5.59 billion at September 30, 2020, from $5.06 billion at December 31, 2019, primarily as a result of the Victory acquisition, which added $403.0 million to total assets. Loans held-for-investment, net, increased by $294.5 million, or 8.6%, cash and cash equivalents increased by $203.0 million, or 137.3%, available-for sale debt securities increased by $33.1 million, or 2.9%, bank owned life insurance increased by $8.3 million, or 5.4%, operating lease right-of-use assets increased by $4.1 million, or 10.4%, goodwill (attributable to the Victory acquisition) increased by $3.2 million, or 8.3%, and other assets increased by $5.1 million, or 19.3%. Partially offsetting these increases was an increase in the allowance for loan losses of $10.0 million, or 34.9%, and a decrease in FHLBNY stock of $9.8 million, or 24.8%.

Cash and cash equivalents increased by $203.0 million, or 137.3%, to $350.8 million at September 30, 2020, from $147.8 million at December 31, 2019, primarily due to $72.9 million acquired from the Victory acquisition and organic growth in deposits. Balances fluctuate based on the timing of receipt of security and loan repayments and the redeployment of cash into higher-yielding assets such as loans and securities, or the funding of deposit outflows or borrowing maturities.

The Company’s available-for-sale debt securities portfolio increased by $33.1 million, or 2.9%, to $1.17 billion at September 30, 2020, from $1.14 billion at December 31, 2019. The increase was primarily attributable to $126.9 million of securities acquired from Victory, partially offset by paydowns, maturities, calls, and sales. At September 30, 2020, $1.07 billion of the portfolio consisted of residential mortgage-backed securities issued or guaranteed by Fannie Mae, Freddie Mac, or Ginnie Mae. In addition, the Company held $101.2 million in corporate bonds, all of which were considered investment grade at September 30, 2020, $3.2 million in U.S. government agency securities, $229,000 in municipal bonds, and $844,000 in other debt securities. The effective duration of the securities portfolio at September 30, 2020 was 1.23 years.

    As of September 30, 2020, our non-owner occupied commercial real estate concentration (as defined by regulatory guidance issued in 2006) to total risk-based capital was approximately 440.4%. Management believes that Northfield Bank (the "Bank") has implemented appropriate risk management practices including risk assessments, board-approved underwriting policies and related procedures which include monitoring Bank portfolio performance, performing market analysis (economic and real estate), and stressing of the Bank’s commercial real estate portfolio under severe, adverse economic conditions. Although management believes the Bank has implemented appropriate policies and procedures to manage our commercial real estate concentration risk, the Bank’s regulators could require us to implement additional policies and procedures or could require us to maintain higher levels of regulatory capital, which might adversely affect our loan originations, ability to pay dividends, and profitability.

    Loans held-for-investment, net, increased $294.5 million to $3.73 billion at September 30, 2020, from $3.44 billion at December 31, 2019, primarily due to an increase in originated loans held-for-investment of $228.4 million, and $180.4 million of loans acquired from the Victory acquisition, partially offset by paydowns. Originated loans held-for-investment, net, totaled $3.22 billion at September 30, 2020, as compared to $2.99 billion at December 31, 2019. The increase was primarily due to loans originated under the PPP authorized by the CARES Act, of $115.2 million, and an increase in multifamily real estate loans of $88.7 million. The PPP loans are administered by the Small Business Administration, which provides 100% federally guaranteed loans for small businesses to cover payroll, utilities, rent and interest. These small business loans may be forgiven if borrowers maintain their payrolls and satisfy certain other conditions for a period of time during the COVID-19 pandemic. As of September 30, 2020, we had originated over 1,000 loans, totaling approximately $118.5 million. PPP provides for lender processing fees that range from 1 to 5% of the final disbursement made to individual borrowers. As of September 30, 2020, we have received loan processing fees of $4.2 million, of which $787,000 has been recognized in earnings year to date and the remainder will be recognized in income over the remaining life of the loans. As part of the Victory acquisition, we acquired 395 PPP loans, totaling approximately $30.0 million, for which loan processing fees totaling $1.1 million have been received, of which $31,000 has been recognized in earnings through September 30, 2020.

    The following tables detail our multifamily real estate originations for the nine months ended September 30, 2020 and 2019 (in thousands):

For the Nine Months Ended September 30, 2020
Multifamily Originations	Weighted Average Interest Rate	Weighted Average LTV Ratio	Weighted Average Months to Next Rate Change or Maturity for Fixed Rate Loans	(F)ixed or (V)ariable	Amortization Term
$309,209	3.61%	60%	88	V	25 to 30 Years
1,500	4.40%	47%	180	F	15 Years
$310,709	3.62%	60%

For the Nine Months Ended September 30, 2019
Multifamily Originations	Weighted Average Interest Rate	Weighted Average LTV Ratio	Weighted Average Months to Next Rate Change or Maturity for Fixed Rate Loans	(F)ixed or (V)ariable	Amortization Term
$296,236	4.16%	56%	92	V	10 to 30 Years
36,178	4.36%	55%	241	F	10 to 30 Years
$332,414	4.18%	56%
    Acquired loans increased by $65.0 million to $497.6 million at September 30, 2020, from $432.7 million at December 31, 2019, primarily due to $180.4 million of loans acquired from Victory, partially offset by paydowns of primarily one-to-four family residential and multifamily loans.
    Purchased credit-impaired (“PCI”) loans totaled $18.5 million at September 30, 2020, as compared to $17.4 million at December 31, 2019. The increase was due to $3.8 million of PCI loans acquired as part of the Victory acquisition, partially offset by paydowns. The majority of the PCI loan balance consists of loans acquired as part of a Federal Deposit Insurance Corporation-assisted transaction. The Company accreted interest income of $648,000 and $2.2 million attributable to PCI loans for the three and nine months ended September 30, 2020, respectively, as compared to $1.1 million and $3.1 million for the three and nine months ended September 30, 2019, respectively.

Bank owned life insurance increased $8.3 million, or 5.4%, to $161.8 million at September 30, 2020, as compared to $153.5 million at December 31, 2019. The increase resulted from $5.7 million in policies added from the Victory acquisition and income earned on bank owned life insurance for the nine months ended September 30, 2020.

Federal Home Loan Bank of New York (FHLBNY) stock decreased by $9.8 million, or 24.8%, to $29.8 million at September 30, 2020, from $39.6 million at December 31, 2019. The decrease in FHLBNY stock directly correlates with lower short-term borrowing balances at September 30, 2020, as compared to December 31, 2019.

    Total liabilities increased $472.0 million, or 10.8%, to $4.83 billion at September 30, 2020, from $4.36 billion at December 31, 2019. The increase was primarily attributable to an increase in deposits of $712.9 million, partially offset by a decrease in other borrowings of $240.1 million.

Deposits increased $712.9 million, or 20.9%, to $4.12 billion at September 30, 2020, as compared to $3.41 billion at December 31, 2019, due to both the Victory acquisition, which added $354.6 million to total deposits, as well as organic deposit growth. The increase was attributable to increases of $642.3 million in transaction accounts, $280.4 million in savings accounts, and $56.2 million in money market accounts, partially offset by a decrease of $266.0 million in certificates of deposit.

    Borrowings and securities sold under agreements to repurchase decreased to $616.9 million at September 30, 2020, from $857.0 million at December 31, 2019. Management utilizes borrowings to mitigate interest rate risk, for short-term liquidity, and to a lesser extent as part of leverage strategies.

The following is a table of term borrowing maturities (excluding overnight borrowings and floating rate advances) and the weighted average rate by year at September 30, 2020 (in thousands):

Year	Amount	Weighted Average Rate
2020	$25,000	1.95%
2021	170,000	1.98%
2022	120,000	2.29%
2023	87,500	2.89%
2024	50,000	2.47%
Thereafter	157,500	1.47%
	$610,000	2.08%

    Total stockholders’ equity increased by $61.5 million to $757.4 million at September 30, 2020, from $695.9 million at December 31, 2019. The increase was primarily attributable to common stock issued for the purchase of Victory. The Company issued 3,862,746 shares of common stock in the Victory acquisition at a price of $10.73, which resulted in an increase in equity of $41.4 million. Additionally, there was a $9.7 million increase in accumulated other comprehensive income associated with unrealized gains on our debt securities available-for-sale portfolio, net income of $23.9 million for the nine months ended September 30, 2020, and a $2.4 million increase in equity award activity. The increases were partially offset by $15.9 million in dividend payments.

Comparison of Operating Results for the Nine Months Ended September 30, 2020 and 2019

    Net income was $23.9 million and $30.1 million for the nine months ended September 30, 2020 and September 30, 2019, respectively. Significant variances from the comparable prior year period are as follows: a $9.5 million increase in net interest income, an $11.0 million increase in the provision for loan losses, a $3.2 million decrease in non-interest income, a $2.5 million increase in non-interest expense, and a $1.1 million decrease in income tax expense.

    Interest Income. Interest income increased $2.6 million, or 2.1%, to $125.1 million for the nine months ended September 30, 2020, from $122.5 million for the nine months ended September 30, 2019, due to an increase in the average balance of interest-earning assets of $576.2 million, or 13.4%. The increase was due primarily to increases in average loans outstanding of $324.4 million and average mortgage-backed securities of $247.7 million, due to organic loan growth as well as the Victory acquisition. Partially offsetting the increase in the average balance of interest-earning assets was a 38 basis point decrease in the yields earned on interest-earning assets to 3.42% for the nine months ended September 30, 2020, from 3.80% for the comparative prior year period. The decrease in earning asset yields was due to decreases in market interest rates coupled with PPP loan originations, which have lower yields than other loans. The Company accreted interest income related to its PCI loans of $2.2 million and $3.1 million for the nine months ended September 30, 2020, and September 30, 2019, respectively. Interest income for the nine months ended September 30, 2020, included loan prepayment income of $1.1 million as compared to $1.2 million for the nine months ended September 30, 2019. Also included in net interest income for the nine months ended September 30, 2019, was $314,000 of interest income recorded on the pay-off of a non-accrual loan.

    Interest Expense. Interest expense decreased $6.9 million, or 17.5%, to $32.3 million for the nine months ended September 30, 2020, as compared to $39.2 million for the nine months ended September 30, 2019. The decrease was due to a decrease in interest expense on deposits of $8.9 million, or 28.5%, partially offset by an increase in interest expense on borrowings of $2.0 million, or 26.0%. The decrease in interest expense on deposits was attributable to a 50 basis point decrease in the cost of interest-bearing deposits to 0.92% for the nine months ended September 30, 2020, partially offset by a $292.6 million, or 9.9%, increase in the average balance of interest-bearing deposit accounts, due to the Victory acquisition as well as organic deposit growth. The decrease in the cost of interest-bearing deposits was primarily due to the Federal Reserve's reductions in the targeted federal funds rate. The increase in interest expense on borrowings was attributable to a $148.9 million, or 29.3%, increase in average borrowings, partially offset by a five basis point decrease in the cost of borrowings to 2.02% for the nine months ended September 30, 2020.
    Net Interest Income.  Net interest income for the nine months ended September 30, 2020, increased $9.5 million, or 11.4%, to $92.8 million, from $83.3 million for the nine months ended September 30, 2019, primarily due to a $576.2 million, or 13.4%, increase in our average interest-earning assets, partially offset by a four basis point decrease in our net interest margin to 2.54% from 2.58% for the nine months ended September 30, 2019. The increase in our average interest-earning assets was due to increases in average loans outstanding of $324.4 million, average mortgage-backed securities of $247.7 million, average interest-earning deposits in financial institutions of $90.0 million, and average FHLBNY stock of $4.6 million, partially offset by decreases in average other securities of $90.5 million. The decrease in net interest margin was due to the lower interest rate environment, the origination of lower yielding PPP loans, and excess balance sheet liquidity. Yields on interest earning assets decreased 38 basis points to 3.42% for the nine months ended September 30, 2020, from 3.80% for the nine months ended September 30, 2019. The cost of interest bearing liabilities decreased by 41 basis points to 1.11% for the nine months ended September 30, 2020, from 1.52% for the nine months ended September 30, 2019, driven by lower cost of deposits and borrowed funds. Net interest margin for the nine months ended September 30, 2020, was negatively impacted by 4 basis points as a result of excess liquidity on our balance sheet.

    Provision for Loan Losses. The provision for loan losses increased by $11.0 million to $10.3 million for the nine months ended September 30, 2020, compared to a negative provision of $750,000 for the nine months ended September 30, 2019. The increase in the provision for loan losses was primarily due to increases in the qualitative factors used in determining the adequacy of the allowance for loan losses related to unemployment, loan risk rating changes, and increased risks related to loans in forbearance resulting from economic uncertainty attributable to the COVID-19 pandemic. Year-over-year loan growth also contributed to the increase in the provision. The 2019 negative provision resulted from a $1.8 million recovery on a loan previously charged-off. Net charge-offs were $260,000 for the nine months ended September 30, 2020, as compared to net recoveries of $1.3 million for the quarter ended September 30, 2019, respectively.

    Non-interest Income. Non-interest income decreased $3.2 million, or 30.6%, to $7.4 million for the nine months ended September 30, 2020, from $10.6 million for the nine months ended September 30, 2019, primarily due to decreases of: (i) $838,000 in fees and service charges for customer services, related to fees waived due to the COVID-19 pandemic, as well as a decline in overdrafts due to lower consumer spending; (ii) $2.4 million in income on bank owned life insurance, attributable to insurance proceeds in excess of the related cash surrender value of the policies received in the quarter ended September 30, 2019; and (iii) $1.1 million in gains on trading securities, net. For the nine months ended September 30, 2020, gains on trading securities were $397,000 as compared to gains of $1.5 million for the nine months ended September 30, 2019. The trading portfolio is utilized to fund the Company’s deferred compensation obligation to certain employees and directors of the Company's deferred compensation plan (the “Plan”). The participants of this Plan, at their election, defer a portion of their compensation. Gains and losses on trading securities have no effect on net income since participants benefit from, and bear the full risk of, changes in the trading securities market values. Therefore, the Company records an equal and offsetting amount in compensation expense, reflecting the change in the Company’s obligations under the Plan. Partially offsetting the decreases were a $665,000 gain on the sale of a portfolio of $47.5 million in multifamily loans and an increase in other income of $657,000, primarily attributable to an increase in swap fee income.

    Non-interest Expense. Non-interest expense increased $2.5 million, or 4.6%, to $57.3 million for the nine months ended September 30, 2020, compared to $54.8 million for the nine months ended September 30, 2019. This was due primarily to a $1.1 million increase in employee compensation and benefits, related to change-in-control and severance compensation associated with the Victory acquisition, increased salary and benefit expenses due to the addition of Victory personnel, and increased medical benefit costs. Partially offsetting the increase was a decrease in expense related to the Company's deferred compensation plan, which is described above and has no effect on net income, and a decrease in equity award expense related to equity awards that fully vested in June 2019. Additionally there was an increase in data processing costs of $1.9 million, $1.3 million of which relates to a contract termination penalty associated with the completion of Victory's core systems conversion, and an increase in professional fees of $874,000, primarily merger-related costs. Partially offsetting the increases was a $1.3 million decrease in advertising expense, due to fewer marketing campaigns in 2020, and a $651,000 decrease in other non-

interest expense, primarily related to a decrease in directors' equity award expense associated with awards that fully vested in June 2019.

    Income Tax Expense. The Company recorded income tax expense of $8.6 million for the nine months ended September 30, 2020, compared to $9.7 million for the nine months ended September 30, 2019. The effective tax rate for the nine months ended September 30, 2020, was 26.5% compared to 24.4% for the nine months ended September 30, 2019. The higher effective tax rate for the nine months ended September 30, 2020, was primarily attributable to lower tax exempt income of $2.4 million from bank owned life insurance proceeds in excess of the cash surrender value of the policies received in the comparative prior year period, and non-deductible merger-related expenses for the nine months ended September 30, 2020.

    The following table sets forth average balances, average yields and costs, and certain other information for the periods indicated.

	For the Nine Months Ended
	September 30, 2020			September 30, 2019
	Average Outstanding Balance	Interest	Average Yield/ Rate (1)	Average Outstanding Balance	Interest	Average Yield/ Rate (1)
Interest-earning assets:
Loans (2)	$3,594,409	$107,705	4.00%	$3,269,983	$101,183	4.14%
Mortgage-backed securities (3)	973,564	13,348	1.83	725,879	14,082	2.59
Other securities (3)	136,840	2,342	2.29	227,318	5,075	2.98
Federal Home Loan Bank of New York stock	30,167	1,443	6.39	25,587	1,138	5.95
Interest-earning deposits in financial institutions	153,251	262	0.23	63,261	1,028	2.17
Total interest-earning assets	4,888,231	125,100	3.42	4,312,028	122,506	3.80
Non-interest-earning assets	285,787			296,043
Total assets	$5,174,018			$4,608,071

Interest-bearing liabilities:
Savings, NOW, and money market accounts	$2,229,601	$8,990	0.54%	$1,906,047	$15,452	1.08%
Certificates of deposit	1,008,373	13,405	1.78	1,039,344	15,860	2.04
Total interest-bearing deposits	3,237,974	22,395	0.92	2,945,391	31,312	1.42
Borrowed funds	657,098	9,934	2.02	508,176	7,885	2.07
Total interest-bearing liabilities	$3,895,072	32,329	1.11	$3,453,567	39,197	1.52
Non-interest bearing deposits	467,243			382,686
Accrued expenses and other liabilities	92,820			92,122
Total liabilities	4,455,135			3,928,375
Stockholders' equity	718,883			679,696
Total liabilities and stockholders' equity	$5,174,018			$4,608,071

Net interest income		$92,771			$83,309
Net interest rate spread (4)			2.31%			2.28%
Net interest-earning assets (5)	$993,159			$858,461
Net interest margin (6)			2.54%			2.58%
Average interest-earning assets to interest-bearing liabilities			125.50%			124.86%

(1)    Average yields and rates are annualized.
(2)     Includes non-accruing loans.
(3)     Securities available-for-sale and other securities are reported at amortized cost.
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

Comparison of Operating Results for the Three Months Ended September 30, 2020 and 2019

    Net Income. Net income was $8.6 million and $13.1 million for the quarters ended September 30, 2020, and September 30, 2019, respectively. Significant variances from the comparable prior year quarter are as follows: a $3.8 million increase in net interest income, a $1.5 million increase in the provision for loan losses, a $1.7 million decrease in non-interest income, a $6.9 million increase in non-interest expense, and a $1.8 million decrease in income tax expense.
    Interest Income. Interest income decreased $1.4 million, or 3.2%, to $41.5 million for the quarter ended September 30, 2020, from $42.8 million for the quarter September 30, 2019, primarily due to a 64 basis point decrease in the yields earned on interest-earning assets to 3.18% for the quarter ended September 30, 2020, from 3.82% for the comparable prior year quarter, partially offset by an increase in the average balance of interest-earning assets of $731.2 million, or 16.4%. The increase in average interest-earning assets was due primarily to increases in average loans outstanding of $392.8 million, average mortgage-backed securities of $218.5 million, and average interest-earning deposits in financial institutions of $202.5 million, due to the Victory acquisition and organic growth in loans and deposits. The decrease in earning asset yields was due to decreases in market interest rates coupled with PPP loan originations which have lower yields than other loans. The Company accreted interest income related to its PCI loans of $648,000 and $1.1 million for the quarters ended September 30, 2020, and September 30, 2019, respectively. Interest income on loans for the quarter ended September 30, 2020, included loan prepayment income of $91,000, as compared to $596,000 for the quarter ended September 30, 2019. Also included in net interest income for the quarter ended September 30, 2019, was $314,000 of interest income recorded on the pay-off of a non-accrual loan.

    Interest Expense. Interest expense decreased $5.2 million, or 36.9%, to $8.8 million for the quarter ended September 30, 2020, from $14.0 million for the quarter ended September 30, 2019. The decrease was due to a decrease in interest expense on deposits of $4.9 million, or 46.3%, and a decrease in interest expense on borrowings of $305,000, or 8.7%. The decrease in interest expense on deposits was attributable to a 77 basis point decrease in the cost of interest-bearing deposits to 0.65% for the quarter ended September 30, 2020, partially offset by a $492.2 million, or 16.7%, increase in the average balance of interest-bearing deposit accounts due to the Victory acquisition as well as organic deposit growth. The decreases are reflective of the lower interest rate environment attributable to the Federal Reserve's reductions in the targeted federal funds rate.
    Net Interest Income. Net interest income for the quarter ended September 30, 2020, increased $3.8 million, or 13.1%, primarily due to a $731.2 million, or 16.4%, increase in average interest-earning assets, partially offset by a seven basis point decrease in our net interest margin to 2.50% from 2.57% for the quarter ended September 30, 2019. The increase in average interest-earning assets was due to increases in average loans outstanding of $392.8 million, average mortgage-backed securities of $218.5 million, and average interest-earning deposits in financial institutions of $202.5 million, partially offset by a decrease of $82.4 million in average other securities. The decrease in net interest margin was due to lower yields on interest-earning assets, due to the lower interest rate environment, the origination of lower yielding PPP loans, and excess balance sheet liquidity. Yields on interest earning assets decreased 64 basis points to 3.18% for the quarter ended September 30, 2020, from 3.82% for the quarter ended September 30, 2019. The cost of interest-bearing liabilities decreased 68 basis points to 0.87% for the quarter ended September 30, 2020, from 1.55% for the quarter ended September 30, 2019, driven by lower cost of deposits and borrowed funds. Net interest margin for the quarter ended September 30, 2020, was negatively impacted by 10 basis points as a result of excess liquidity on our balance sheet.

    Provision for Loan Losses. The provision for loan losses increased by $1.5 million to $165,000 for the quarter ended September 30, 2020, from a negative provision of $1.3 million for the quarter ended September 30, 2019. The increase was primarily due to increases in the qualitative factors used in determining the adequacy of the allowance for loan losses related to unemployment, loan risk rating changes, and increased risks related to loans in forbearance, resulting from economic uncertainty attributable to the COVID-19 pandemic. Year-over-year loan growth also contributed to the increase in the provision. The 2019 negative provision resulted from a $1.8 million recovery on a loan previously charged-off. Net recoveries were $31,000 for the quarter ended September 30, 2020, compared to net recoveries of $1.5 million for the quarter ended September 30, 2019.

    Non-interest Income. Non-interest income decreased $1.7 million, or 36.1%, to $3.0 million for the quarter ended September 30, 2020, from $4.7 million for the quarter ended September 30, 2019, primarily due to a decrease in income on bank owned life insurance of $2.4 million, attributable to insurance proceeds in excess of the related cash surrender values of the policies received in the quarter ended September 30, 2019, partially offset by an increase of $735,000 in gains on trading securities, net. For the quarter ended September 30, 2020, gains on trading securities, net, included gains of $763,000 related to the Company’s trading portfolio, compared to gains of $28,000 in the comparative prior year quarter. The trading portfolio is utilized to fund the Company’s deferred compensation obligation to certain employees and directors of the Company's deferred compensation plan, and gains and losses on trading securities have no effect on net income since participants benefit from, and bear the full risk of, changes in the trading securities market values.

Non-interest Expense. Non-interest expense increased by $6.9 million, or 41.0%, to $23.8 million for the quarter ended September 30, 2020, from $16.9 million for the quarter ended September 30, 2019. The increase was due primarily to an increase of $4.3 million in compensation and employee benefits, related to change-in-control and severance compensation associated with the Victory acquisition, increased salary and benefit expenses due to the addition of Victory personnel, increased medical benefit costs and an increase in expense related to the Company's deferred compensation plan, which has no effect on net income. Additionally, there was a $1.5 million increase in data processing costs, $1.3 million of which relates to a contract termination penalty associated with the completion of Victory's core systems conversion, a $456,000 increase in occupancy expense associated with additional branches from the Victory acquisition, a $355,000 increase in FDIC insurance premiums, and a $278,000 increase in professional fees, primarily merger-related expenses.

    Income Tax Expense. The Company recorded income tax expense of $3.1 million for the quarter ended September 30, 2020, compared to $4.8 million for the quarter ended September 30, 2019. The effective tax rate for the quarter ended September 30, 2020, was 26.5% compared to 26.9% for the quarter ended September 30, 2019.

    The following table sets forth average balances, average yields and costs, and certain other information for the periods indicated.

	ANALYSIS OF NET INTEREST INCOME (Dollars in thousands)
	For the Three Months Ended
	September 30, 2020			September 30, 2019
	Average Outstanding Balance	Interest	Average Yield/ Rate (1)	Average Outstanding Balance	Interest	Average Yield/ Rate (1)
Interest-earning assets:
Loans (2)	$3,722,678	$37,025	3.96%	$3,329,893	$35,285	4.20%
Mortgage-backed securities (3)	1,051,606	3,422	1.29	833,071	5,409	2.58
Other securities (3)	125,749	541	1.71	208,196	1,511	2.88
Federal Home Loan Bank of New York stock	29,762	410	5.48	29,974	396	5.24
Interest-earning deposits in financial institutions	251,331	59	0.09	48,841	246	2.00
Total interest-earning assets	5,181,126	41,457	3.18	4,449,975	42,847	3.82
Non-interest-earning assets	267,131			303,406
Total assets	$5,448,257			$4,753,381

Interest-bearing liabilities:
Savings, NOW, and money market accounts	$2,550,988	$2,023	0.32%	$1,940,764	$5,281	1.08%
Certificates of deposit	889,110	3,620	1.62	1,007,163	5,235	2.06
Total interest-bearing deposits	3,440,098	5,643	0.65	2,947,927	10,516	1.42
Borrowed funds	617,150	3,206	2.07	643,280	3,511	2.17
Total interest-bearing liabilities	4,057,248	8,849	0.87	3,591,207	14,027	1.55
Non-interest bearing deposits	553,654			382,563
Accrued expenses and other liabilities	93,368			93,143
Total liabilities	4,704,270			4,066,913
Stockholders' equity	743,987			686,468
Total liabilities and stockholders' equity	$5,448,257			$4,753,381

Net interest income		$32,608			$28,820
Net interest rate spread (4)			2.32%			2.27%
Net interest-earning assets (5)	$1,123,878			$858,768
Net interest margin (6)			2.50%			2.57%
Average interest-earning assets to interest-bearing liabilities			127.70%			123.91%

(1)	Average yields and rates are annualized.
(2)	Includes non-accruing loans.
(3)	Securities available-for-sale are reported at amortized cost.
(4)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(5)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(6)	Net interest margin represents net interest income divided by average total interest-earning assets.

Asset Quality

    Purchased Credit Impaired Loans

PCI loans are recorded at estimated fair value using discounted expected future cash flows deemed to be collectible on the date acquired. Based on its detailed review of PCI loans and experience in loan workouts, management believes it has a reasonable expectation about the amount and timing of future cash flows and accordingly has classified PCI loans ($18.5 million at September 30, 2020 and $17.4 million at December 31, 2019) as accruing, even though they may be contractually past due. At September 30, 2020, 20.0% of PCI loans were past due 30 to 89 days, and 42.6% were past due 90 days or more, as compared to 20.9% and 24.3%, respectively, at December 31, 2019, the increase being primarily due to PCI loans acquired as part for the Victory acquisition.

    Originated and Acquired loans

    The following table details total originated and acquired (including held-for-sale, but excluding PCI) non-accruing loans, non-performing loans, non-performing assets, troubled debt restructurings (TDRs) on which interest is accruing, and accruing loans 30 to 89 days delinquent at September 30, 2020, and December 31, 2019 ( in thousands):

	September 30, 2020	December 31, 2019
Non-accrual loans:
Held-for-investment
Real estate loans:
Commercial	$7,053	$7,922
One-to-four family residential	919	889
Multifamily	717	437
Home equity and lines of credit	178	185
Total non-accrual loans	8,867	9,433
Loans delinquent 90 days or more and still accruing:
Held-for-investment
Real estate loans:
Commercial	401	253
One-to-four family residential	1,160	265
Multifamily	485	—
Home equity and lines of credit	14	—
Other	3	—
Total loans delinquent 90 days or more and still accruing	2,063	518
Total non-performing assets	$10,930	$9,951
Non-performing loans to total loans	0.30%	0.29%
Non-performing assets to total assets	0.20%	0.20%
Loans subject to restructuring agreements and still accruing	$12,941	$14,143
Accruing loans 30 to 89 days delinquent	$11,712	$8,206

Accruing Loans 30 to 89 Days Delinquent

    Loans 30 to 89 days delinquent and on accrual status totaled $11.7 million and $8.2 million at September 30, 2020 and December 31, 2019, respectively. The following table sets forth delinquencies for accruing loans by type and by amount at

September 30, 2020 and December 31, 2019 (in thousands):

	September 30, 2020	December 31, 2019
Held-for-investment
Real estate loans:
Commercial	$8,447	$5,450
One-to-four family residential	905	1,590
Multifamily	901	547
Construction and land	—	147
Home equity and lines of credit	427	217
Commercial and industrial loans	1,022	229
Other loans	10	26
Total delinquent accruing loans	$11,712	$8,206

The increase in accruing loans 30 to 89 days delinquent from December 31, 2019, was primarily due to an increase in delinquencies associated with a deterioration of economic conditions caused by the COVID-19 pandemic in the commercial real estate and commercial and industrial portfolios. Included in commercial real estate loans at September 30, 2020, are four loans totaling $5.6 million which were modified for COVID-19 relief and being considered for an extension of relief.

Loans Subject to TDR Agreements

    Included in non-accruing loans are loans subject to TDR agreements totaling $3.8 million and $4.4 million at September 30, 2020 and December 31, 2019, respectively. The decrease in non-accruing TDR loans was primarily due to one loan with a balance of $1.3 million, settled in full during the quarter ended March 31, 2020. There were four loans modified as TDRs during the nine months ended September 30, 2020, totaling $730,000, where the borrowers have requested relief due to COVID-19 related challenges. All four loans were delinquent and on non-accrual status prior to the implementation of our COVID-19 customer relief program. At December 31, 2019, two of the non-accruing troubled debt restructurings totaling $255,000 were not performing in accordance with their restructured terms, and were collateralized by real estate with an aggregate estimated fair value of $946,000.

    The Company also holds loans subject to TDR agreements that are on accrual status totaling $12.9 million and $14.1 million at September 30, 2020 and December 31, 2019, respectively. At September 30, 2020, $7.0 million, or 53.7%, of the $12.9 million of accruing loans subject to TDR agreements were performing in accordance with their restructured terms. At December 31, 2019, $13.8 million, or 97.3%, of the $14.1 million of accruing loans subject to TDR agreements were performing in accordance with their restructured terms. Generally, the types of concessions that we make to troubled borrowers include both temporary and permanent reductions to interest rates, extensions of payment terms, and, to a lesser extent, forgiveness of principal and interest.

    The following table details the amounts and categories of the loans subject to restructuring agreements by loan type as of September 30, 2020 and December 31, 2019 (in thousands):

	September 30, 2020		December 31, 2019
	Non-Accruing	Accruing	Non-Accruing	Accruing
Real estate loans:
Commercial	$3,306	$10,586	$4,102	$10,810
One-to-four family residential	421	1,623	255	2,224
Multifamily	39	629	40	997
Home equity and lines of credit	—	49	—	54
Commercial and industrial loans	—	54	—	58
	$3,766	$12,941	$4,397	$14,143

Performing in accordance with restructured terms	85.6%	53.7%	64.5%	97.3%

Management continues to evaluate the Company's exposure to increased loan losses related to the COVID-19 pandemic, in particular the commercial real estate and multifamily loan portfolios. During the second quarter of 2020, the Company implemented a customer relief program to assist borrowers that may be experiencing financial hardship due to COVID-19 related challenges. The relief program grants principal and/or interest payment deferrals typically for a period of 90 days, which management may choose to extend for an additional 90 days, for a maximum of 180 days on a cumulative and successive basis. At the peak of forbearance, the Company had 288 loans (including four loans acquired as part of the Victory acquisition totaling $8.4 million) approved for payment deferral of approximately $368 million, or 10%, of the Company's total loan portfolio. As of September 30, 2020, the Company had approximately $105.6 million, or 85 loans (excluding PCI loans), remaining in deferral, representing approximately 2.8% of the Company’s outstanding loan portfolio (excluding PCI loans) as of that date. Loans currently in deferment status (“COVID-19 Modified Loans”) will continue to accrue interest during the deferment period unless otherwise classified as nonperforming. COVID-19 Modified Loans are required to make escrow payments for real estate taxes and insurance, if applicable. The COVID-19 Modified Loan agreements also require loans to be brought back to their fully contractual terms within 12 to 18 months and include covenants that prohibit distributions, bonuses, or payments of management fees to related entities until all deferred payments are made. Consistent with industry regulatory guidance, borrowers that were otherwise current on loan payments that were granted COVID-19 related financial hardship payment deferrals will continue to be reported as current loans throughout the agreed upon deferral period. Borrowers, which were delinquent in their payments to the Bank, prior to requesting a COVID-19 related financial hardship payment deferral are reviewed on a case by case basis for TDR classification and non-performing loan status.

The following table sets forth the property types collateralizing our originated and acquired (excluding PCI) loans and loans in forbearance as of September 30, 2020 (dollars in thousands):

	Loan Portfolio by Property Type at September 30, 2020					Loans in Forbearance for COVID Relief as of September 30, 2020
	Number of Loans	Amount	Average Loan Size	Weighted Average LTV Ratio	% of Total Loans	Number of Loans	Amount	Average Loan Size	Weighted Average LTV Ratio	% of Portfolio by Property Type
Commercial Real Estate and Multifamily
Multifamily(1)	1,064	$2,379,329	$2,236	54%	64.1%	12	$24,148	$2,012	56%	1.0%
Mixed use (majority of space is non-residential)	238	161,944	680	46%	4.4%	15	12,738	849	50%	7.9%
Retail	94	155,299	1,652	48%	4.2%	11	20,387	1,853	45%	13.1%
Office buildings	117	113,690	972	46%	3.1%	2	897	449	36%	0.8%
Accommodations	14	70,908	5,065	38%	1.9%	9	34,344	3,816	32%	48.4%
Nursing Home	5	27,822	5,564	58%	0.7%	—	—	—	—%	—%
Medical Office Buildings	24	27,397	1,142	64%	0.7%	—	—	—	—%	—%
Industrial and Manufacturing (Office and Plant)	23	19,167	833	45%	0.5%	—	—	—	—%	—%
Warehousing	31	25,179	812	47%	0.7%	—	—	—	—%	—%
Restaurant	25	13,516	541	52%	0.4%	6	2,026	338	45%	15.0%
Religious	17	11,050	650	39%	0.3%	—	—	—	—%	—%
Bank Branch	8	6,724	841	46%	0.2%	—	—	—	—%	—%
Schools/Child Day care	6	5,747	958	37%	0.2%	—	—	—	—%	—%
Automobile	19	6,933	365	53%	0.2%	—	—	—	—%	—%
Funeral Home	3	2,736	912	66%	0.1%	—	—	—	—%	—%
Leisure	4	4,185	1,046	49%	0.1%	1	79	—	7%	1.9%
Car Wash	3	1,215	405	38%	—%	—	—	—	—%	—%
Other	113	68,431	606	54%	1.7%	4	7,227	1,807	44%	10.6%
Total commercial real estate and multifamily	1,808	3,101,272	1,715	53%	83.5%	60	101,846	1,697	44%	3.3%
One-to-four family residential	725	222,578	307	55%	6.0%	4	1,033	258	62%	0.5%
Home equity and lines of credit	1,771	98,550	56	48%	2.7%	4	362	91	46%	0.4%
Construction and land	48	78,941	1,645	40%	2.1%	—	—	—	—%	—%
Commercial and industrial loans	2,173	209,716	97	NM	5.6%	17	2,359	139	NM	1.1%
Other	141	2,092	15	NM	0.1%	—	—	—	—%	—%
Total loans (excluding PCI)	6,666	$3,713,149	557		100.0%	85	$105,600	1,242		2.8%

(1) Property type is apartment units equal or greater than five units.

As of November 5, 2020, loans reported in the table above were in the following status ($ in millions):

	Number of Loans	Amount	Percentage of Total
Returned to contractual monthly payments	45	$38.0	36.0%
In original 90-day forbearance	6	22.7	21.5%
In second 90-day forbearance	19	15.7	14.9%
Forbearance has expired:
Delinquent less than 30 days	2	3.7	3.5%
Delinquent 30 days or more	13	25.5	24.1%
	85	$105.6	100.0%
Of the 15 loans for which forbearance has expired as of November 5, 2020, $22.2 million are loans secured by accommodations (hotels or motels), $3.9 million are loans secured by retail properties, and $2.0 million are loans secured by mixed-use properties (majority of space is non-residential), with the remainder being primarily multifamily properties.

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
    The Bank's primary sources of funds are deposits, principal and interest payments on loans and securities, borrowed funds, the proceeds from maturing securities and short-term investments, and to a lesser extent, proceeds from the sales of loans and securities and wholesale borrowings. The scheduled amortization of loans and securities, as well as proceeds from borrowed funds, are predictable sources of funds. Other funding sources, however, such as deposit inflows and loan prepayments are greatly influenced by market interest rates, economic conditions, and competition. The Bank is a member of the FHLBNY, which provides an additional source of short-term and long-term funding. The Bank also has short-term borrowing capabilities with the Federal Reserve Bank of New York. The Bank’s borrowed funds, excluding lease obligations, floating rate advances and overnight line of credit, were $610.0 million at September 30, 2020, and had a weighted average interest rate of 2.08%. A total of $195.0 million of these borrowings will mature in less than one year. Borrowed funds, excluding floating rate advances and overnight line of credit, were $851.0 million at December 31, 2019. The Bank has the ability to obtain additional funding from the FHLB of approximately $1.76 billion utilizing unencumbered securities of $597.0 million, loans of $1.16 billion, and encumbered securities of $1.6 million at September 30, 2020. Additionally, the Bank has remaining borrowing capacity utilizing encumbered securities through the FRB Discount Window of $35.5 million. The Bank expects to have sufficient funds available to meet current commitments in the normal course of business.

    Northfield Bancorp, Inc. (standalone) is a separate legal entity from the Bank and must provide for its own liquidity to pay dividends, repurchase its stock, and for other corporate purposes. Northfield Bancorp, Inc.'s primary source of liquidity is dividend payments from the Bank. At September 30, 2020, Northfield Bancorp, Inc. (standalone) had liquid assets of $37.6 million.

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

    As a result of the Economic Growth, Regulatory Relief, and Consumer Protection Act, the federal banking agencies developed a “Community Bank Leverage Ratio” (“CBLR”) (the ratio of a bank’s tangible equity capital to average total consolidated assets) for financial institutions with assets of less than $10 billion. A qualifying community bank that exceeds this ratio will be deemed to be in compliance with all other capital and leverage requirements, including the capital requirements to be considered “well capitalized” under Prompt Corrective Action statutes. The federal banking agencies approved 9% as the minimum capital for the CBLR. Effective March 31, 2020, a financial institution can elect to be subject to this new definition. Northfield Bank and Northfield Bancorp have elected to opt into the “CBLR” framework, beginning with the Call Reports filed for the first quarter of 2020. The CBLR replaced the risk-based and leverage capital requirements in the generally applicable capital rules. On April 6, 2020, the federal banking regulators, implementing the applicable provisions of the CARES Act, modified the CBLR framework so that the minimum CBLR will be 8% beginning in the second quarter and for the remainder of calendar year 2020, 8.5% for calendar year 2021, and 9% thereafter.

    At September 30, 2020, and December 31, 2019, as set forth in the following table, both Northfield Bank and Northfield Bancorp, Inc. exceeded all of the regulatory capital requirements to which they were subject at such dates.

	Northfield Bank	Northfield Bancorp, Inc.	For Capital Adequacy Purposes (1)	For Well Capitalized Under Prompt Corrective Action Provisions
As of September 30, 2020:
CBLR	11.86%	12.96%	8.00%	8.00%
As of December 31, 2019:
Common equity Tier 1 capital (to risk-weighted assets)	14.99%	16.35%	4.50%	6.50%
Tier 1 leverage	12.28%	13.37%	4.00%	5.00%
Tier I capital (to risk-weighted assets)	14.99%	16.35%	6.00%	8.00%
Total capital (to risk-weighted assets)	15.73%	17.09%	8.00%	10.00%

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
    The following table shows the contractual obligations of the Company by expected payment period as of September 30, 2020 (in thousands):

Contractual Obligations	Total	Less than One Year	One to less than Three Years	Three to less than Five Years	More than Five Years
Borrowings	$610,000	$195,000	$207,500	$162,500	$45,000
Operating lease liabilities	62,732	6,890	12,403	11,592	31,847
Commitments to originate loans	39,096	39,096	—	—	—
Commitments to fund unused lines of credit	149,826	149,826	—	—	—

Commitments to fund unused lines of credit are agreements to lend additional funds to customers as long as there have been no violations of any of the conditions established in the agreements (original or restructured). Commitments to originate loans generally have a fixed expiration or other termination clauses, which may require payment of a fee. Since some of these loan commitments are expected to expire without being drawn upon, total commitments do not necessarily represent future cash requirements. At September 30, 2020, the reserve for commitments to fund unused lines of credit recorded in accrued expenses and other liabilities was $705,000.

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

    CECL parallel comparisons were performed at September 30, 2020, and the Company expects that upon adoption of ASU 2016-13, with an effective retrospective date of January 1, 2020, the Company would increase its allowance for credit losses by approximately 15% to 25%, excluding any reclassification related to purchased credit-impaired loans. This increase will be reflected as a cumulative-effect adjustment that decreases beginning retained earnings, net of income taxes. The expected increase in the allowance for credit losses is a result of changing from an incurred loss model, which encompasses allowances for current known and inherent losses within the portfolio, to a CECL model, which encompasses allowances for losses expected to be incurred over the life of the portfolio. Furthermore, ASU 2016-13 necessitates that the Company establish an allowance for expected credit losses for certain debt securities and other financial assets; however, the Company does not expect to record any allowances on debt securities available-for sale. The adoption of ASU 2016-13 is not expected to have a significant impact on our regulatory capital ratios.

    See Note 14 of the Notes to the Unaudited Consolidated Financial Statements for information about recent accounting pronouncements adopted.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
    Management of Market Risk
    General.  A majority of our assets and liabilities are monetary in nature. Consequently, our most significant form of market risk is interest rate risk. Our assets, consisting primarily of mortgage-related securities and loans, generally have longer maturities than our liabilities, which consist primarily of deposits and wholesale borrowings. As a result, a principal part of our business strategy involves managing interest rate risk and limiting the exposure of our net interest income to changes in market interest rates. Accordingly, our Board of Directors has established a Management Asset-Liability Committee, comprised of our SVP & Chief Investment Officer and Treasurer, who chairs this Committee, our President and Chief Executive Officer, our EVP & Chief Risk Officer, EVP & Chief Financial Officer, EVP & Chief Lending Officer, EVP Branch Administration and Business Development, and SVP & Director of Marketing, and other officers and staff as necessary or appropriate. This committee is responsible for, among other things, evaluating the interest rate risk inherent in our assets and liabilities, for recommending to the risk management committee of our Board of Directors the level of risk that is appropriate given our business strategy, operating environment, capital, liquidity and performance objectives, and for managing this risk consistent with the guidelines approved by the Board of Directors.

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

    Net Portfolio Value Analysis. We compute amounts by which the net present value of our assets and liabilities (net portfolio value or NPV) would change in the event market interest rates changed over an assumed range of rates. Our simulation model uses a discounted cash flow analysis to measure the interest rate sensitivity of our NPV. Depending on current market interest rates, we estimate the economic value of these assets and liabilities under the assumption that interest rates experience an instantaneous and sustained increase of 100, 200, 300, or 400 basis points, or a decrease of 100 and 200 basis points, which is based on the current interest rate environment. A basis point equals one-hundredth of one percent, and 100 basis points equals one percent. An increase in interest rates from 3% to 4% would mean, for example, a 100 basis point increase in the “Change in Interest Rates” column below.

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

    The following tables set forth, as of September 30, 2020, and December 31, 2019, our calculation of the estimated changes in our NPV, NPV ratio, and percent change in net interest income that would result from the designated instantaneous and sustained changes in interest rates (dollars in thousands). Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments and deposit repricing characteristics, including decay rates, and correlations to movements in interest rates, and should not be relied on as indicative of actual results.

	NPV at September 30, 2020
Change in Interest Rates (basis points)	Estimated Present Value of Assets	Estimated Present Value of Liabilities	Estimated NPV	Estimated Change In NPV	Estimated Change in NPV %	Estimated NPV/Present Value of Assets Ratio	Next 12 Months Net Interest Income Percent Change	Months 13-24 Net Interest Income Percent Change
+400	$5,205,041	$4,353,886	$851,155	$(19,316)	(2.22)%	16.35%	2.91%	22.48%
+300	5,301,003	4,450,793	850,210	(20,261)	(2.33)	16.04	2.45	17.29
+200	5,406,827	4,552,102	854,725	(15,746)	(1.81)	15.81	2.03	12.42
+100	5,516,440	4,658,587	857,853	(12,618)	(1.45)	15.55	1.25	6.79
—	5,641,421	4,770,950	870,471	—	—	15.43	—	—
(100)	5,801,436	4,865,522	935,914	65,443	7.52	16.13	(0.39)	(2.78)
(200)	5,973,370	4,866,168	1,107,202	236,731	27.20	18.54	(0.32)	(2.91)

	NPV at December 31, 2019
Change in Interest Rates (basis points)	Estimated Present Value of Assets	Estimated Present Value of Liabilities	Estimated NPV	Estimated Change In NPV	Estimated Change in NPV %	Estimated NPV/Present Value of Assets Ratio	Next 12 Months Net Interest Income Percent Change	Months 13-24 Net Interest Income Percent Change
+400	$4,692,640	$3,974,209	$718,431	$(156,728)	(17.91)%	15.31%	(17.51)%	(3.90)%
+300	4,797,256	4,039,976	757,280	(117,879)	(13.47)	15.79	(12.79)	(2.47)
+200	4,907,606	4,108,235	799,371	(75,788)	(8.66)	16.29	(7.99)	(0.70)
+100	5,018,245	4,179,543	838,702	(36,457)	(4.17)	16.71	(3.71)	0.42
—	5,129,680	4,254,521	875,159	—	—	17.06	—	—
(100)	5,249,067	4,339,402	909,665	34,506	3.94	17.33	0.36	(3.15)
(200)	5,414,518	4,422,975	991,543	116,384	13.30	18.31	0.63	(4.18)
    At September 30, 2020, in the event of a 200 basis point decrease in interest rates, we would experience a 27.20% increase in estimated net portfolio value and a 0.32% decrease in net interest income in year one and a 2.91% decrease in net interest income in year two. In the event of a 400 basis point increase in interest rates, we would experience a 2.22% decrease in estimated net portfolio value and a 2.91% increase in net interest income in year one and an 22.48% increase in net interest income in year two. Our policies provide that, in the event of a 200 basis point decrease or less in interest rates, our net present value ratio should decrease by no more than 300 basis points and 10%, and in the event of a 400 basis point increase or less, our net present value should decrease by no more than 475 basis points and 35%. In the event of a 200 basis point decrease or less, our projected net interest income should decrease by no more than 10% in year one and 10% in year two, and in the event of a 400 basis point increase or less, our projected net interest income should decrease by no more than 30% in year one and 20% in year two. However, when the federal funds rate is low and negative rate shocks do not produce meaningful results, management may temporarily suspend use of guidelines for negative interest rate shocks. At September 30, 2020 and December 31, 2019, we were in compliance with all Board-approved policies with respect to interest rate risk management.
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

ITEM 4.    CONTROLS AND PROCEDURES
An evaluation was performed under the supervision and with the participation of the Company’s management, including the President and Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of September 30, 2020. Based on that evaluation, the Company’s management, including the President and Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

During the three months ended September 30, 2020, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

ITEM 1.     LEGAL PROCEEDINGS
    The Company and subsidiaries are subject to various legal actions arising in the normal course of business.  In the opinion of management, the resolution of these legal actions is not expected to have a material adverse effect on the Company’s consolidated financial condition or results of operations.

ITEM 1A.  RISK FACTORS
    During the quarter ended September 30, 2020, there have been no material changes to the risk factors as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, and in our quarterly report on Form 10-Q for the quarter ended March 31, 2020, each as filed with the Securities and Exchange Commission, except as previously disclosed in our other filings with the Securities and Exchange Commission.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a)Unregistered Sale of Equity Securities. There were no sales of unregistered securities during the period covered by this report.
(b)Use of Proceeds. Not applicable.
(c)Repurchases of Our Equity Securities.

    The Company did not repurchase any of its common stock during the three months ended September 30, 2020. The previously adopted repurchase program permitted $37.2 million of shares of common stock to be repurchased in open market or private transactions, through block trades, and pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities and Exchange Commission. The timing of the repurchases will depend on certain factors, including but not limited to, market conditions and prices, the Company’s liquidity and capital requirements, and alternative uses of capital. Any repurchased shares will be held as treasury stock and will be available for general corporate purposes. The repurchases may be suspended, terminated or modified at any time for any reason, including market conditions, the cost of repurchasing shares, the availability of alternative investment opportunities, liquidity, and other factors deemed appropriate. On April 29, 2020, the Company temporarily suspended its share repurchase program in light of the COVID-19 pandemic and surrounding events. On October 28, 2020, the Company announced the reinstatement of its repurchase plan with approximately 1.45 million shares remaining for repurchase.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES
    None

ITEM 4.     MINE SAFETY DISCLOSURES
    Not applicable

ITEM 5.     OTHER INFORMATION
    None

ITEM 6.      EXHIBITS
    The following exhibits required by Item 601 of Regulation S-K are included with this Quarterly Report on Form 10-Q.

Exhibit Number	Description
10.1	Transition Consulting Agreement with Michael J. Widmer, dated July 29, 2020 (Incorporated by reference to Northfield Bancorp Inc.’s Current Report on Form 8-K dated August 3, 2020 filed with the Securities and Exchange Commission on August 3, 2020 (File Number 001-35791).
31.1	Certification of Steven M. Klein, President and Chief Executive Officer, Pursuant to Rule 13a-14(a) and Rule 15d-14(a)
31.2	Certification of William R. Jacobs, Chief Financial Officer, Pursuant to Rule 13a-14(a) and Rule 15d-14(a)
32	Certification of Steven M. Klein, President and Chief Executive Officer, and William R. Jacobs, Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL (Extensible Business Reporting Language) Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover page information from the Company's Quarterly Report on Form 10-Q filed November 9, 2020, formatted in Inline XBRL

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTHFIELD BANCORP, INC.
(Registrant)

Date: November 9, 2020

/s/ Steven M. Klein
Steven M. Klein
President and Chief Executive Officer

/s/ William R. Jacobs
William R. Jacobs
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)