Form 10-K
period 2020-12-31
Northfield Bancorp, Inc.
filed 2021-03-10
CIK 1493225

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.    ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐  No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, computed by reference to price at which the common equity was last sold on June 30, 2020 was $509.8 million.
As of February 28, 2021, there were 51,763,101 outstanding shares of the registrant’s common stock.
DOCUMENTS INCORPORATED BY REFERENCE
Certain portions of the registrant’s Definitive Proxy Statement (the 2021 Proxy Statement) for the 2021 Annual Meeting of the Stockholders to be held May 26, 2021, will be incorporated by reference in Part III. The 2021 Proxy Statement will be filed within 120 days of December 31, 2020.

NORTHFIELD BANCORP, INC.

ANNUAL REPORT ON FORM 10-K

PART I

ITEM 1. BUSINESS
Forward-Looking Statements
This Annual Report contains certain “forward-looking statements,” which can be identified by the use of such words as “estimate,” “project,” “believe,” “intend,” “anticipate,” “plan,” “seek,” “expect,” “could,” “may,” “should,” “will,” and words of similar meaning. These forward-looking statements include, but are not limited to:
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
The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

•the disruption to local, regional, national and global economic activity caused by infectious disease outbreaks, including the recent Coronavirus (COVID-19) pandemic, and the significant impact that such pandemic has had and may have on our growth, operations, earnings and asset quality;
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
•our ability to successfully integrate acquired entities;
•changes in consumer demand, spending, borrowing and savings habits;
•changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board (the “FASB”), or the Securities and Exchange Commission the (“SEC”), or the Public Company Accounting Oversight Board;
•cyber attacks, computer viruses and other technological risks that may breach the security of our website or other systems to obtain unauthorized access to confidential information and destroy data or disable our systems;
•technological changes that may be more difficult or expensive than expected;
•changes in our organization, compensation, and benefit plans;
•our ability to retain key employees;
•changes in the level of government support for housing finance;
•changes in monetary or fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board (the “FRB”);
•the ability of third-party providers to perform their obligations to us;
•the effects of any U.S. Government shutdowns;
•significant increases in our loan losses, including increases that may result from the new accounting guidance (known as the current expected credit loss (“CECL”) model which may increase the required level of our allowance for loan losses after adoption effective January 1, 2021; and
•changes in the financial condition, results of operations, or future prospects of issuers of securities that we own.
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
Northfield Bancorp, Inc.’s main office is located at 581 Main Street, Suite 810, Woodbridge, New Jersey 07095, and its telephone number at this address is (732) 499-7200. The Company's filings with the SEC, including copies of annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to these filings, if any, are available, free of charge, as soon as practicable after they are filed with the SEC under the Investor Relations section of the Company's website, www.eNorthfield.com, and on the SEC website, www.sec.gov. Information on these websites is not and should not be considered to be a part of this Annual Report on Form 10-K.
Northfield Bank
Northfield Bank was organized in 1887 and is a federally chartered savings bank. Northfield Bank conducts business from its operations center located in Woodbridge, New Jersey, its home office located in Staten Island, New York, and its 37 additional branch offices located in New York and New Jersey. The branch offices are located in Staten Island, Brooklyn, and the New Jersey counties of Hunterdon, Mercer, Middlesex, and Union. Northfield Bank also offers select loan and deposit products through the internet.
On July 1, 2020, the Company completed its acquisition of VSB Bancorp, Inc. (“Victory”), parent company of Victory State Bank, in a stock transaction, which after purchase accounting adjustments added $402.8 million to total assets, including $180.4 million to loans, and $354.6 million to deposits. Victory State Bank operated six branch offices in Staten Island, New York (two of which were subsequently consolidated with existing branches). Under the terms of the merger agreement, each share of Victory common stock was exchanged for 2.0463 shares of Northfield common stock with fractional shares paid out in cash, valued at approximately $41.2 million.
Northfield Bank’s principal business consists of originating multifamily and other commercial real estate loans, purchasing investment securities, including mortgage-backed securities and corporate bonds, and, to a lesser extent, depositing funds in other financial institutions. Northfield Bank also offers construction and land loans, commercial and industrial loans, and home equity loans and lines of credit, and from time to time purchases loan participations and pools of loans. Northfield Bank offers a variety of deposit accounts, including certificates of deposit, passbook, statement, and money market savings accounts, transaction deposit accounts (negotiable orders of withdrawal (“NOW”) accounts and interest and non-interest bearing demand accounts), individual retirement accounts, and, to a lesser extent, when it is deemed cost effective, brokered deposits. Deposits are Northfield Bank’s primary source of funds for its lending and investing activities. Northfield Bank also borrows funds, principally through Federal Home Loan Bank (“FHLB”) of New York (“FHLBNY”) advances and repurchase agreements with brokers. Northfield Bank owns 100% of NSB Services Corp., which, in turn, owns 100% of the voting common stock of a real estate investment trust, NSB Realty Trust, which holds primarily mortgage loans. In addition, Northfield Bank refers its customers to independent third parties that provide non-deposit investment products, merchant processing services, and one-to-four family residential mortgage products.
Northfield Bank is subject to comprehensive regulation and examination by the Office of the Comptroller of the Currency (the “OCC”).
Northfield Bank’s main office is located at 1731 Victory Boulevard, Staten Island, New York 10314, and its telephone number at this address is (718) 448-1000. Its website address is www.eNorthfield.com. Information on this website is not and should not be considered to be a part of this annual report on Form 10-K.
Market Area and Competition
Northfield Bank has been in business since 1887, offering a variety of financial products and services to meet the needs of the communities we serve. Our commercial and retail banking network consists of multiple delivery channels including full-service banking offices, automated teller machines and telephone and internet banking capabilities, including mobile banking and remote deposit capture. We consider our competitive products and pricing, branch network, customer service, and financial position, as our major strengths in attracting and retaining customers in our market areas.

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
Our deposit sources are primarily concentrated in the communities surrounding our branch offices in the New York counties of Richmond (Staten Island) and Kings (Brooklyn), and Hunterdon, Mercer, Middlesex and Union counties in New Jersey. As of June 30, 2020 (the latest date for which information is publicly available), we ranked fourth in deposit market share for Federal Deposit Insurance Corporation (the “FDIC”) Insured Institutions in Staten Island with a 12.74% market share. As of that date, we had a 0.73% deposit market share in Brooklyn, New York, and a combined deposit market share of 1.51% in the Hunterdon, Mercer, Middlesex and Union counties in New Jersey.
The following table sets forth the unemployment rates for the communities we serve and the national average for the last five years, as published by the U.S. Bureau of Labor Statistics:

	Unemployment Rate At December 31,
	2020	2019	2018	2017	2016
Hunterdon County, NJ	5.5%	2.7%	2.8%	3.1%	3.1%
Middlesex County, NJ	6.6	3.0	3.1	3.5	3.6
Mercer County, NJ	6.0	3.1	3.1	3.6	3.5
Union County, NJ	7.8	3.7	3.7	4.2	4.3
Richmond County, NY	9.4	3.0	3.9	3.8	4.4
Kings County, NY	11.3	3.2	4.0	4.0	4.5
National Average	6.7	3.5	3.6	4.1	4.7

The following table sets forth median household income at December 31, 2020 and 2019, for the communities we serve, as published by the U.S. Census Bureau:

	Median Household Income
	At December 31,
	2020	2019
Hunterdon County, NJ	$121,401	$119,926
Middlesex County, NJ	92,389	90,068
Mercer County, NJ	85,018	83,451
Union County, NJ	84,594	80,594
Richmond County, NY	87,011	83,351
Kings County, NY	65,129	60,915
National Average	66,010	63,174

COVID-19
On March 13, 2020, the COVID-19 pandemic was declared a national emergency. The spread of COVID-19 has negatively impacted the national and local economy, disrupted supply chains and increased unemployment levels. The initial temporary closure and gradual reopening of many businesses and the implementation of social distancing and stay-at-home policies has and will continue to impact many of the Company’s customers. The Company supports its customers, employees and communities during this time of recovery and continues to update operating protocols to adapt to the changing environment. The Company's bank branches offer drive through services without interruption, while lobbies are fully open or accessible to clients via appointment. The Company continues to provide secure and efficient remote and in-person work options for back office employees.
In response to the COVID-19 pandemic, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) and the Paycheck Protection Program and Health Care Enhancement Act were passed in March and April 2020, which were intended to provide emergency relief to several groups and individuals impacted by the COVID-19 pandemic. To assist its customers during the pandemic, the Company implemented several actions including, loan modifications such as principal and/or interest payment deferrals, and participation in the Paycheck Protection Program (“PPP”) which provides loans for small businesses to cover eligible payroll, utilities, rent and interest. The loans are fully guaranteed by the Small Business Administration (“SBA”) and may be forgiven if borrowers maintain their payrolls and satisfy certain other conditions for a period of time during the COVID-19 pandemic. In addition, the Company also assisted customers by waiving fees during the early part of the pandemic.
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
Loan Originations, Purchases and Sales, Participations, and Servicing. All loans we originate are underwritten pursuant to our policies and procedures or are properly approved as exceptions to our policies and procedures. Our ability to originate fixed- or adjustable-rate loans is dependent on the relative demand for such loans, which is affected by various factors including current and anticipated future market interest rates. Our loan origination activity may be adversely affected by changes in economic conditions that result in decreased loan demand. Our home equity loans and lines of credit typically are generated through direct mail advertisements, newspaper advertisements, online applications through our website, and referrals from branch personnel. A significant portion of our multifamily real estate loans and other commercial real estate loans are generated with the use of third-party loan brokers. Our commercial and industrial loans typically are generated through our loan and business development officers and, to a lesser extent, referrals from accountants and other professional contacts. We typically retain in our portfolio all loans we originate and generally only sell non-performing loans. Beginning in 2019, we began offering interest rate swap contracts to qualified commercial borrowers.
From time-to-time, we may sell or purchase participation interests in individual loans (in addition to loans we acquire in assisted transactions, mergers or acquisitions, and pool purchases) which may not necessarily be in our primary lending areas. We underwrite our participation interest in the loans that we are purchasing according to our own underwriting criteria and procedures. At December 31, 2020, we had $72.1 million of loan participations that we purchased and $32.5 million of loan participations that we sold. At December 31, 2019, we had $72.9 million of loan participations that we purchased and $22.3 million of loan participations that we sold. All loan participations are secured by real estate that adheres to our loan policies. At December 31, 2020, all participation loans were performing in accordance with their terms.
Loans acquired in an assisted transaction with the FDIC in 2011, and in the mergers with Flatbush Federal Bancorp, Inc. (2012), Hopewell Valley (2016) and Victory (2020) with deteriorated credit quality, herein referred to as purchased credit-impaired (“PCI”) loans, had a carrying value of $18.5 million at December 31, 2020. The accounting and reporting for these loans differs substantially from those loans originated and classified as held-for-investment. For purposes of reporting, discussion and analysis, management has classified its loan portfolio into three categories: (1) PCI loans, which are held-for-investment, and initially valued at estimated fair value on the date of acquisition, with no initial related allowance for loan losses, (2) loans originated and held-for-sale, which are carried at the lower of aggregate cost or estimated fair value, less costs to sell, and therefore have no associated allowance for loan losses, (3) originated loans held-for-investment, which are carried at amortized cost, less net charge-offs and the allowance for loan losses, and (4) acquired loans with no evidence of credit deterioration, which are held-for-investment, and initially valued at an estimated fair value on the date of acquisition, with no initial related allowance for loan losses. PCI and acquired loans are periodically evaluated for impairment after their initial valuation and, if determined to be impaired, could have an associated allowance for loan losses.

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

Loan Portfolio Composition. The following table sets forth the composition of our loan portfolio, by type of loan, at the dates indicated.

	At December 31,
	2020		2019		2018		2017		2016
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Loans originated:
Real estate loans:
Multifamily	$2,422,687	63.46%	$2,196,407	64.05%	$1,930,535	59.62%	$1,735,712	55.38%	$1,506,335	50.86%
Commercial	548,051	14.35	528,681	15.42	499,311	15.42	445,225	14.20	412,667	13.93
One-to-four family residential	78,759	2.06	83,742	2.44	91,371	2.82	100,942	3.22	105,968	3.58
Home equity and lines of credit	82,286	2.15	84,928	2.48	78,593	2.43	66,254	2.11	65,437	2.21
Construction and land	50,125	1.31	38,284	1.12	26,552	0.82	34,545	1.10	14,065	0.47
Commercial and industrial loans(1)	149,557	3.92	45,328	1.32	44,104	1.36	34,828	1.11	31,906	1.08
Other loans	2,742	0.07	2,083	0.05	1,519	0.04	1,430	0.05	1,497	0.05
Total loans originated	3,334,207	87.32	2,979,453	86.88	2,671,985	82.51	2,418,936	77.17	2,137,875	72.18
PCI loans	18,518	0.48	17,365	0.51	20,143	0.62	22,741	0.73	30,498	1.03
Loans acquired:
Real estate loans:
One-to-four family residential	132,058	3.47	187,975	5.48	225,877	6.98	275,053	8.78	317,639	10.73
Multifamily	86,623	2.27	108,417	3.16	145,485	4.49	199,149	6.35	215,389	7.27
Commercial	168,922	4.42	113,027	3.30	133,263	4.12	163,962	5.23	188,001	6.35
Home equity and lines of credit	8,840	0.23	12,008	0.35	17,583	0.54	20,455	0.65	25,522	0.86
Construction and land	24,193	0.63	2,537	0.07	12,003	0.37	17,201	0.55	20,887	0.71
Commercial and industrial loans(1)	44,795	1.17	8,689	0.25	11,933	0.37	16,946	0.54	25,443	0.86
Other loans	287	0.01	—	—	6	—	37	—	359	0.01
Total loans acquired	465,718	12.20	432,653	12.61	546,150	16.87	692,803	22.10	793,240	26.79
Total loans	$3,818,443	100.00%	$3,429,471	100.00%	$3,238,278	100.00%	$3,134,480	100.00%	$2,961,613	100.00%
Other items:
Deferred loan costs, net	4,795		7,614		6,892		6,339		6,471
Allowance for loan losses	(37,607)		(28,707)		(27,497)		(26,160)		(24,595)
Net loans held-for-investment	$3,785,631		$3,408,378		$3,217,673		$3,114,659		$2,943,489

(1) Included in originated and acquired commercial and industrial loans at December 31, 2020 are PPP loans totaling $100.0 million and $26.5 million, respectively.

At December 31, 2020, PCI loans consisted of approximately 22% one-to-four family residential loans, 23% commercial real estate loans and 40% commercial and industrial loans, with the remaining balance in construction and land and home equity loans. At December 31, 2019, PCI loans consisted of approximately 29% commercial real estate loans and 42% commercial and industrial loans, with the remaining balance in residential and home equity loans. At both December 31, 2018 and 2017, these loans consisted of approximately 27% commercial real estate loans and 50% commercial and industrial loans, with the remaining balance in residential and home equity loans. At December 31, 2016, these loans consisted of approximately 30% commercial real estate loans and 48% commercial and industrial loans, with the remaining balance in residential and home equity loans.

Loan Portfolio Maturities. The following tables summarize the scheduled repayments of our loan portfolio and weighted average contractual rate by loan type at December 31, 2020. Demand loans (loans having no stated repayment schedule or maturity) and overdraft loans are reported as being due in the year ending December 31, 2021. Maturities are based on the final contractual payment date and do not reflect the effect of prepayments, repricing and scheduled principal amortization.

	Originated Loans
	Multifamily		Commercial Real Estate		One-to-Four Family Residential		Home Equity and Lines of Credit
	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in thousands)
Due
One year or less	$25	4.17%	$13,261	3.29%	$77	0.01%	$110	4.40%
After one year through five years	57,970	3.93%	15,224	4.11%	843	4.93%	3,459	3.51%
After five years through fifteen years	148,225	4.33%	146,084	4.28%	12,581	4.36%	34,401	3.81%
After fifteen years	2,216,467	3.68%	373,482	3.94%	65,258	3.97%	44,316	3.74%
Total	$2,422,687	3.73%	$548,051	4.02%	$78,759	4.04%	$82,286	3.76%

	Construction and Land		Commercial and Industrial		Other
	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in thousands)
Due
One year or less	$32,755	4.15%	$24,003	4.53%	$2,608	0.04%
After one year through five years	11,473	3.55%	111,818	0.48%	8	12.00%
After five years through fifteen years	3,227	3.53%	8,681	5.60%	95	5.00%
After fifteen years	2,670	4.18%	5,055	4.31%	31	5.45%
Total	$50,125	3.97%	$149,557	1.56%	$2,742	0.31%

	Acquired Loans
	One-to-Four-Family Residential		Multifamily		Commercial Real Estate		Home Equity and Lines of Credit
	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in thousands)
Due
One year or less	$2,807	5.27%	$1,381	3.38%	$10,241	6.88%	$106	6.19%
After one year through five years	2,435	5.38%	74,100	3.30%	36,411	5.12%	2,399	3.72%
After five years through fifteen years	18,670	5.30%	8,744	3.68%	45,142	4.96%	5,740	3.82%
After fifteen years	108,146	3.93%	2,398	4.46%	77,128	4.96%	595	—%
Total	$132,058	4.18%	$86,623	3.37%	$168,922	5.11%	$8,840	3.56%

	Acquired Loans (continued)
	Commercial and Industrial		Construction and Land		Other		PCI loans
	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate(1)
	(Dollars in thousands)
Due
One year or less	$9,044	5.98%	$19,241	5.56%	$9	8.94%	$2,706	12.16%
After one year through five years	5,164	6.13%	4,952	6.01%	206	5.81%	1,382	19.17%
After five years through fifteen years	1,359	4.42%	—	—%	—	—%	13,701	16.10%
After fifteen years	29,228	4.21%	—	—%	72	12.33%	729	9.71%
Total	$44,795	4.80%	$24,193	5.65%	$287	7.54%	$18,518	15.50%

(1) Represents estimated accretable yield.

	Total Loans
	Amount	Weighted Average Rate

Due
One year or less	$118,374	4.85%
After one year through five years	327,844	2.88%
After five years through fifteen years	446,650	4.74%
After fifteen years	2,925,575	3.77%
Total	$3,818,443	3.84%

The following table summarizes fixed and adjustable-rate loans at December 31, 2020, that are contractually due after December 31, 2021:

	Due After December 31, 2021
	Fixed Rate	Adjustable Rate	Total
	(Dollars in thousands)
Real estate loans:
Multifamily	$127,152	$2,295,510	$2,422,662
Commercial	54,661	480,129	534,790
One-to-four family residential	14,453	64,229	78,682
Construction and land	3,919	13,451	17,370
Home equity and lines of credit	50,678	31,498	82,176
Commercial and industrial loans	119,056	6,498	125,554
Other loans	134	—	134
PCI loans	4,937	10,875	15,812
Acquired loans	202,622	220,267	422,889
Total loans	$577,612	$3,122,457	$3,700,069
At December 31, 2020, the Company had a total of $2.93 billion in loans due to mature in 2036 and beyond, of which $129.6 million, or 4.43%, are fixed-rate loans.
Multifamily Real Estate Loans. Originated loans secured by multifamily properties totaled approximately $2.42 billion, or 63.5% of our total loan portfolio, at December 31, 2020. We include in this category properties having more than four residential units and a business or businesses where the majority of space is utilized for residential purposes, which we refer to as mixed-use. At December 31, 2020, we had 1,074 originated multifamily real estate loans, with an average loan balance of approximately $2.3 million, although there are a large number of loans with balances substantially greater than this average. At December 31, 2020, our largest multifamily real estate loan had a principal balance of $29.2 million, is secured by a 350-unit walk-up multifamily property located in Coatesville, Pennsylvania, and was performing in accordance with its original contractual terms. Substantially all of our multifamily real estate loans are secured by properties located in our primary market areas and eastern Pennsylvania.

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
In a ruling that was contrary to a 1996 advisory opinion from the New York State Division of Housing and Community Renewal that owners of housing units who benefited from the receipt of “J-51” tax incentives under the Rent Stabilization Law are eligible to decontrol apartments, the New York State Court of Appeals ruled in 2009, that residential housing units located in two major housing complexes in New York City had been illegally decontrolled by the current and previous property owners. This ruling may subject other property owners that have previously or are currently benefiting from a J-51 tax incentive to litigation, possibly resulting in a significant reduction to property cash flows. Based on management’s assessment of our multifamily loan portfolio, we believe that eleven loans may be affected by the ruling regarding J-51. These loans had an aggregate principal balance of $58.7 million at December 31, 2020, and were all performing in accordance with their original contractual terms at that date.
In 2019, the New York State legislature passed the Housing Stability and Tenant Protection Act, impacting approximately 1,000,000 rent-regulated apartment units. Among other things, the legislation: (i) curtails rent increases from material capital improvements and individual apartment improvements; (ii) all but eliminates the ability for apartments to exit rent regulation; (iii) does away with vacancy decontrol and high-income deregulation; and (iv) repealed the 20% vacancy bonus. At December 31, 2020, the Company has approximately $461.2 million in multifamily loans in New York City with tenants that have some form of rent stabilization or rent control. All of the loans are performing as agreed.
The following table summarizes our variable-interest multifamily loan repricing (including originated and acquired loans, excluding PCI loans) at December 31, 2020:

	Amount	Weighted Average Rate
	(Dollars in thousands)
Due
One year or less	$1,381	3.38%
After one year through five years	42,825	3.42%
After five years through fifteen years	2,222,454	3.68%
After fifteen years	54,617	4.46%
	$2,321,277	3.69%
Commercial Real Estate Loans.  Originated commercial real estate loans (other than multifamily real estate loans) totaled $548.1 million, or 14.4% of our loan portfolio, as of December 31, 2020. At December 31, 2020, our originated commercial real estate loan portfolio consisted of 402 loans with an average loan balance of approximately $1.4 million, although there are a large number of loans with balances substantially greater than this average. At December 31, 2020, our largest commercial real estate loan had a principal balance of $24.4 million, was secured by a 241,215 square foot industrial building in Edison, New Jersey, and was performing in accordance with its original contractual terms. Substantially all of our commercial real estate loans are secured by properties located in our primary market areas.

The following table sets forth the property types collateralizing our originated commercial real estate loans held-for-investment as of December 31, 2020:

	December 31, 2020
	Amount	Percent
	(Dollars in thousands)
Mixed use (majority of space is non-residential)	$140,270	25.6%
Office buildings	118,824	21.7
Retail	117,274	21.4
Accommodations (hotel/motel)	46,858	8.5
Warehousing	45,406	8.3
Healthcare facilities	27,712	5.1
Services	14,805	2.7
Restaurant	8,420	1.5
Schools/daycare	4,876	0.9
Recreational	4,455	0.8
Manufacturing	3,181	0.6
Other	15,970	2.9
	$548,051	100.0%
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
Construction and Land Loans. At December 31, 2020, originated construction and land loans totaled $50.1 million, or 1.3% of total loans receivable, and the additional unadvanced portion of these construction loans totaled $26.1 million. At December 31, 2020, we had 29 originated construction and land loans and our largest construction and land loan had a principal balance of $42.6 million (net active principal balance of $25.5 million as we have a 60% participation interest), and is secured by a proposed eight-story office facility in Staten Island, New York. At December 31, 2020, this loan was performing in accordance with its original contractual terms. Excluding the largest loan, the average balance of the remaining construction and land loans was approximately $879,000.
Our construction and land loans typically are interest-only loans with interest rates that are tied to the prime rate as published in The Wall Street Journal. Margins generally range from zero to 200 basis points above the prime rate. We also originate, to a lesser extent, 10- to 15-year fixed-rate, fully amortizing land loans. In general, our construction and land loans have interest rate floors equal to the interest rate on the date the loan is originated, and we do not typically charge prepayment penalties.

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
Commercial and Industrial Loans. At December 31, 2020, originated commercial and industrial loans totaled $149.6 million or 3.9% of the total loan portfolio and the additional unadvanced portion of these commercial and industrial loans totaled $46.9 million. Included within originated commercial and industrial loans at December 31, 2020 were PPP loans (discussed further below) totaling $100.0 million. Excluding the PPP loans, as of December 31, 2020, we had 415 originated commercial and industrial loans with an average loan balance of approximately $112,000, although we originate these types of loans in amounts substantially greater than this average. At December 31, 2020, our largest commercial and industrial loan had a principal balance of $4.4 million and was performing in accordance with its original contractual terms. As of December 31, 2020, we had 916 originated PPP loans.
Our term commercial and industrial loans typically amortize over 5 to 7 years with interest rates that are primarily indexed to various FHLB rates, and to a lesser extent, prime rates. Margins generally range from zero to 300 basis points above the index rate. We also originate, to a lesser extent, 10-year fixed-rate, fully amortizing loans. In general, our commercial and industrial loans have interest rate floors equal to the interest rate on the date the loan is originated and have prepayment penalties.
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

During 2020, the Company participated in the SBA PPP program, which provides 100% federally guaranteed loans for small businesses to cover payroll, utilities, rent and interest. These loans are fully guaranteed by the SBA and may be forgiven if borrowers maintain their payrolls and satisfy certain other conditions for a period of time during the COVID-19 pandemic. Loans that do not meet the forgiveness criteria will enter a repayment period of two or five years. At December 31, 2020, originated PPP loans amounted to $100.0 million. During January 2021, the Company announced continued participation in the restarted program.
One-to-Four Family Residential Real Estate Loans. At December 31, 2020, we had 193 originated one-to-four family residential real estate loans outstanding with an aggregate balance of $78.8 million, or 2.1% of our total loan portfolio. As of December 31, 2020, the average balance of originated one-to-four family residential real estate loans was approximately $390,000, although we have originated these types of loan in amounts substantially greater than this average. At December 31, 2020, our largest loan of this type had a principal balance of $5.0 million and was collateralized by 42 homes, 20 of which are single family homes, 17 duplexes, and four three-unit and one four-unit residences which are mainly located in New Jersey. The loan was performing in accordance with its original contractual terms. We no longer offer loans secured by owner-occupied, one-to-four family residential real estate, but may purchase them from time-to-time to meet our Community Reinvestment Act obligations.
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
Home Equity Loans and Lines of Credit. At December 31, 2020, we had 1,487 originated home equity loans and lines of credit with an aggregate outstanding balance of $82.3 million, or 2.2% of our total loan portfolio. Of this total, outstanding home equity lines of credit totaled $38.4 million, or 1.0%, of our total loan portfolio and home equity loans totaled $52.1 million, or 1.4%, of our total loan portfolio. At December 31, 2020, the average originated home equity loan and line of credit balance was approximately $57,000, although we originate these types of loans in amounts substantially greater than this average. At December 31, 2020, our largest outstanding home equity line of credit was $698,000 and was performing in accordance with its original contractual terms. At December 31, 2020, our largest outstanding home equity loan was $1.5 million and was performing in accordance with its original contractual terms.
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
PCI Loans. PCI loans are accounted for in accordance with Accounting Standards Codification (“ASC”) Subtopic 310-30, “Loans and Debt Securities Acquired with Deteriorated Credit Quality,” since all of these loans were acquired at a discount attributable, at least in part, to credit quality. PCI loans are initially recorded at fair value (as determined by the present value of expected future cash flows) with no valuation allowance (i.e., allowance for loan losses). Under ASC Subtopic 310-30, the PCI loans are aggregated and accounted for as pools of loans based on common risk characteristics. At December 31, 2020, PCI loans had a carrying balance of approximately $18.5 million, or 0.5%, of our total loan portfolio and consisted of approximately 22% one-to-four family residential loans, 23% commercial real estate loans and 40% commercial and industrial loans, with the remaining balance in construction and land and home equity loans. At December 31, 2019, PCI loans had a carrying balance of approximately $17.4 million, or 0.5%, of our total loan portfolio and consisted of approximately 29% commercial real estate loans and 42% commercial and industrial loans, with the remaining balance in residential and home equity loans.

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
Acquired Loans. Loans acquired, with no evidence of credit deterioration, are held-for-investment and initially valued at estimated fair value on the date of acquisition, with no initial related allowance for loan losses. These loans are evaluated for impairment on a quarterly basis as part of our analysis of the allowance for loan losses. At December 31, 2020, acquired loans totaled $465.7 million and consisted of approximately 36% commercial real estate loans, 28% one-to-four family residential loans, and 19% multifamily loans, with the remaining balance in home equity, construction and land, and commercial and industrial loans. At December 31, 2019, acquired loans totaled $432.7 million and consisted of approximately 43% one-to-four family residential loans, 25% multifamily loans, and 26% commercial real estate loans, with the remaining balance in home equity, construction and land, and commercial and industrial loans.
During 2020, the Company acquired $180.4 million in loans as part of the Victory acquisition. The Victory loan portfolio was comprised of $109.8 million in commercial real estate loans, $23.9 million in construction loans, $45.3 million in commercial and industrial loans (including $30.0 million PPP loans) with the remainder primarily in residential loans.
The following table provides details of loan pools purchased during the year ended December 31, 2019 (dollars in thousands):

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

To minimize our losses on delinquent loans we work with borrowers experiencing financial difficulties and will consider modifying existing loan terms and conditions that we would not otherwise consider, commonly referred to as troubled debt restructurings (“TDRs”). We record an impairment loss associated with TDRs, if any, based on the present value of expected future cash flows discounted at the original loan’s effective interest rate or the underlying collateral value, less estimated cost to sell, if the loan is collateral dependent. Once an obligation has been restructured because of credit problems, it continues to be considered restructured until paid in full or, if the obligation yields a market rate (a rate equal to or greater than the rate we were willing to accept at the time of the restructuring for a new loan with comparable risk), until the year after which the restructuring takes place, provided the borrower has performed under the modified terms for a consecutive six-month period.
The CARES Act included a provision that permits a financial institution to elect to suspend temporarily TDR accounting under current U.S. generally accepted accounting principles (“U.S. GAAP”). To be eligible, a loan modification must be: (1) related to COVID-19; (2) executed on a loan that was not more than 30 days past due as of December 31, 2019; and (3) executed between March 1, 2020, and the earlier of (a) 60 days after the date of termination of the national emergency or (b) December 31, 2020. This relief was further extended by the Consolidated Appropriations Act to the earlier of January 1, 2022 or 60 days after the date of termination of the national emergency. The relief provided includes short-term (e.g., up to six months) modifications such as payment deferrals, fee waivers, extensions of repayment terms, or delays in payment that are insignificant. Borrowers considered current are those that are less than 30 days past due on their contractual payments at the time a modification program is implemented. The banking regulators issued similar guidance, which also clarified that a COVID-19-related modification should not be considered a TDR if the borrower was current on payments at the time the underlying loan modification program was implemented and if the modification is considered to be short-term. In response to the COVID-19 pandemic and its economic impact to customers, the Company introduced a short-term modification program in March 2020 that provided temporary payment relief to those borrowers directly impacted by COVID-19. The program allows for a deferral of payments for 90 days, which may extend for an additional 90 days, with modifications in the form of payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment. In accordance with regulatory guidance under the CARES Act, these loan deferrals are not considered TDR's at December 31, 2020 and will not be reported as past due during the deferral period. See Item 7. “Management's Discussion and Analysis of Financial Condition and Results of Operations - Asset Quality - COVID-19 Exposure” and Item 8. “ Financial Statements and Supplementary Data - Notes to the Consolidated Financial Statements - Note 6. Loans” for further details about loan modifications under the CARES Act.
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

Non-Performing and Restructured Loans (excluding PCI). The table below sets forth the amounts and categories of our non-performing assets at the dates indicated. At December 31, 2020, 2019, 2018, 2017, and 2016, we had TDRs of $3.7 million, $4.4 million, $513,000, $251,000 and $1.8 million, respectively, which are included in the appropriate categories within non-accrual loans. Additionally, we had $7.7 million, $14.1 million, $16.4 million, $18.0 million and $20.6 million of TDRs on accrual status at December 31, 2020, 2019, 2018, 2017, and 2016, respectively, which do not appear in the table below. Generally, the types of concessions that we make to troubled borrowers include reductions in interest rates and payment extensions and to a lesser extent interest and principal forgiveness. At December 31, 2020, 77.3% of TDRs were commercial real estate loans, 16.7% were one-to-four family residential loans, 5.5% were multifamily loans, 0.4% were home equity loans, and 0.1% were commercial and industrial loans. At December 31, 2020, loans totaling $1.2 million, or 15.9%, of the $7.7 million accruing TDRs were not performing in accordance with their restructured terms, and two loans totaling $462,500, or 12.5%, of the $3.7 million non-accruing TDRs were not performing in accordance with its restructured terms.

	At December 31,
	2020	2019	2018	2017	2016
	(Dollars in thousands)
Non-accrual loans held-for-investment:
Real estate loans:
Commercial	$6,229	$7,922	$7,291	$4,087	$5,513
One-to-four family residential	906	889	1,129	774	1,629
Multifamily	1,153	437	566	417	43
Home equity and lines of credit	191	185	151	156	127
Commercial and industrial loans	37	—	25	74	9
Total non-accrual loans held-for-investment	8,516	9,433	9,162	5,508	7,321
Loans delinquent 90 days or more and still accruing held-for-investment:
Real estate loans:
Commercial	500	253	—	—	—
One-to-four family residential	174	265	33	27	52
Home equity and lines of credit	—	—	—	—	8
Other	3	—	—	1	—
Commercial and industrial loans	436	—	—	—	—
Total loans delinquent 90 days or more and still accruing	1,113	518	33	28	60
Total non-performing loans held-for-investment	9,629	9,951	9,195	5,536	7,381
Other real estate owned	—	—	—	850	850
Non-performing loans held-for-sale	19,895	—	—	—	—
Total non-performing assets	$29,524	$9,951	$9,195	$6,386	$8,231
Ratios:
Non-performing loans to total loans held-for-investment, net	0.77%	0.29%	0.28%	0.18%	0.25%
Non-accrual loans held-for-investment to total loans held-for-investment, net	0.22%	0.27%	0.28%	0.18%	0.25%
Non-performing assets to total assets	0.54%	0.20%	0.21%	0.16%	0.21%
Total assets	$5,514,544	$5,055,302	$4,408,432	$3,991,417	$3,850,094
Loans held-for-investment, net	$3,823,238	$3,437,085	$3,245,170	$3,140,819	$2,968,084
At December 31, 2020, 9.6% of PCI loans were past due 30 to 89 days, and 35.2% were past due 90 days or more. At December 31, 2019, 20.9% of PCI loans were past due 30 to 89 days, and 24.3% were past due 90 days or more. At December 31, 2018, 10.0% of PCI loans were past due 30 to 89 days, and 23.3% were past due 90 days or more.. At December 31, 2017, 10.8% of PCI loans were past due 30 to 89 days, and 17.1% were past due 90 days or more. At December 31, 2016, 6.6% of PCI loans were past due 30 to 89 days, and 19.3% were past due 90 days or more.

The following table sets forth the property types collateralizing non-accrual commercial real estate loans held-for-investment at December 31, 2020:

	At December 31, 2020
	Amount	Percent
	(Dollars in thousands)
Services	$2,750	44.2%
Mixed use	1,314	21.1
Office buildings	1,303	20.9
Restaurant	537	8.6
Recreational	79	1.3
Warehousing	58	0.9
Other	188	3.0
Total	$6,229	100.0%
Other Real Estate Owned. Real estate acquired by us as a result of foreclosure or by deed in lieu of foreclosure is classified as other real estate owned. On the date the property is acquired, it is recorded at the lower of cost or estimated fair value, establishing a new cost basis. Estimated fair value generally represents the sale price a buyer would be willing to pay on the basis of current market conditions, including normal terms from other financial institutions, less the estimated costs to sell the property. Holding costs and declines in estimated fair value result in charges to expense after acquisition. The Company had no other real estate owned at either December 31, 2020 or, December 31, 2019.
Non-Performing Loans Held-For-Sale. Non-performing loans held-for-sale totaled $19.9 million at December 31, 2020, compared to $0 at December 31, 2019. The Company recorded charge-offs of approximately $3.6 million related to these loans. Non-performing loans held-for-sale are comprised of high risk commercial real estate and multifamily loans, primarily accommodation (hotel/motel) loans that were modified in the form of interest and/or principal payment deferrals due to COVID-19 related hardships, and have not returned to contractual payments after 180 days of relief. The Company expects the closing on the sale of these loans to occur in the first quarter of 2021.
Potential Problem Loans and Classification of Assets. Our loan officers and credit administration department monitor their loan portfolios, including evaluations of borrowers’ business operations, current financial condition, underlying values of any collateral, and assessment of their financial prospects in the current economic environment. Based on these evaluations, we determine an appropriate strategy for individual potential problem loans, with the objective of maximizing the recovery of the related loan balances.
Our policies, consistent with regulatory guidelines, provide for the classification of loans and other assets that are considered to be of lesser quality as substandard, doubtful, or loss assets. An asset is classified substandard if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Substandard assets include those assets characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected. Assets classified as doubtful have all of the weaknesses inherent in those classified substandard with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable. Assets (or portions of assets) classified as loss are those considered uncollectible and of such little value that their continuance as assets is not warranted. Assets that do not expose us to risk sufficient to warrant classification in one of the aforementioned categories, but which possess potential weaknesses that deserve our close attention, are designated as special mention. At December 31, 2020, classified assets, excluding loans on non-accrual status, consisted of substandard assets of $40.2 million and no doubtful or loss assets. At December 31, 2020, we also had $24.1 million of assets designated as special mention. At December 31, 2019, classified assets, excluding loans on non-accrual status, consisted of substandard assets of $22.8 million and no doubtful or loss assets. At December 31, 2019, we also had $5.0 million of assets designated as special mention. The increase in classified loans during 2020 reflects the challenges some of the Company’s borrowers are experiencing as a result of the COVID-19 pandemic particularly in the commercial real estate and multifamily loan portfolios.
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
At December 31, 2020, the Company had $14.0 million of accruing loans that were 30 to 89 days delinquent, as compared to $8.2 million at December 31, 2019.

The following table sets forth the total amounts of delinquencies for accruing loans that were 30 to 89 days past due by type and by amount at the dates indicated:

	December 31,
	2020	2019
	(Dollars in thousands)
Real estate loans:
Commercial	$8,792	$5,450
One-to-four family residential	1,152	1,590
Construction and Land	994	147
Multifamily	1,893	547
Home equity and lines of credit	380	217
Commercial and industrial loans	760	229
Other loans	11	26
Total	$13,982	$8,206
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

The following table sets forth activity in our allowance for loan losses for the years indicated:

	At or For the Years Ended December 31,
	2020	2019	2018	2017	2016
	(Dollars in thousands)
Balance at beginning of year	$28,707	$27,497	$26,160	$24,595	$24,770
Charge-offs:
Commercial real estate	(3,304)	(520)	(1,256)	(4)	(638)
One-to-four family residential	—	—	(3)	—	(20)
Multifamily	—	—	—	(184)	(278)
Home equity and lines of credit	—	—	(60)	(104)	—
Commercial and industrial	(92)	(100)	(70)	(73)	(66)
Other	—	(123)	—	—	(2)
Acquired loans	(911)	(244)	(1)	(37)	—
Total charge-offs	(4,307)	(987)	(1,390)	(402)	(1,004)
Recoveries:
Commercial real estate	410	98	49	70	181
One-to-four family residential	—	72	4	—	2
Construction and land	—	—	—	—	—
Multifamily	—	1,818	26	277	—
Home equity and lines of credit	26	—	—	97	2
Commercial and industrial	8	20	20	79	4
Other	—	1	—	—	5
Acquired loans	21	166	13	33	—
Total recoveries	465	2,175	112	556	194
Net (charge-offs) recoveries	(3,842)	1,188	(1,278)	154	(810)
Provision for loan losses	12,742	22	2,615	1,411	635
Balance at end of year	$37,607	$28,707	$27,497	$26,160	$24,595
Ratios:
Net (charge-offs) recoveries to average loans outstanding	(0.11)%	0.04%	(0.04)%	0.01%	(0.03)%
Allowance for loan losses to non-performing loans held-for-investment at end of year (1)	390.56	288.48	299.06	472.63	333.23
Allowance for loan losses to total non-performing loans at end of year (1)(2)	127.38	288.48	299.06	472.63	333.23
Allowance for loan losses to originated loans held-for-investment, net at end of year (1)(3)(4)	1.10	0.93	0.99	1.04	1.10
Allowance for loan losses to total loans held-for-investment, net at end of year (1)(4)(5)	0.98	0.84	0.85	0.83	0.83
Allowance for loan losses to non-accrual loans held-for-investment at end of year (1)(4)(5)	441.60	304.33	300.12	474.95	335.95

(1) The year ended December 31, 2020 includes an allowance for loan losses of $8.0 million related to additional factors considered for COVID-19.
(2) Includes non-performing loans held-for-sale.
(3) Excludes PCI loans and acquired loans held-for-investment (and related allowance for loan losses) and loans held-for-sale.
(4)  Excluding originated PPP loans of $100.0 million, which are fully government guaranteed and do not carry any provision for losses, the allowance for loan losses to total loans held for investment, net, and originated loans held for investment, net, totaled 1.00% and 1.13%, respectively, at December 31, 2020.
(5) Includes PCI and acquired loans held-for-investment (and related allowance for loan losses).
At December 31, 2020 and 2019, the allowance for loan losses related to PCI loans was $881,000 and $789,000 million, respectively.  Loans held-for-sale are excluded from the allowance for loan losses coverage ratios in the table above.

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

	At December 31,
	2020		2019		2018
	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
Real estate loans:
Commercial	$5,960	14.35%	$4,756	15.42%	$5,630	15.42%
One-to-four family residential	207	2.06	180	2.44	342	2.82
Construction and land	1,214	1.31	536	1.12	463	0.82
Multifamily	26,995	63.46	20,203	64.05	18,084	59.62
Home equity and lines of credit	260	2.15	317	2.48	291	2.43
Commercial and industrial	1,842	3.92	1,640	1.32	1,569	1.36
PCI loans	881	0.48	789	0.51	1,010	0.62
Loans Acquired	50	12.20	135	12.61	—	16.87
Other	198	0.07	151	0.05	108	0.04
Total allowance	$37,607	100.00%	$28,707	100.00%	$27,497	100.00%

	At December 31,
	2017		2016
	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
Real estate loans:
Commercial	$5,196	14.20%	$5,432	13.93%
One-to-four family residential	503	3.22	664	3.58
Construction and land	610	1.10	172	0.47
Multifamily	17,374	55.38	14,952	50.86
Home equity and lines of credit	122	2.11	588	2.21
Commercial and industrial	1,273	1.11	1,720	1.08
PCI loans	951	0.73	896	1.03
Loans Acquired	37	22.10	75	26.79
Other	94	0.05	96	0.05
Total allowance	$26,160	100.00%	$24,595	100.00%

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
Our current investment policy permits investments in mortgage-backed securities, including pass-through securities and real estate mortgage investment conduits (“REMICs”). The investment policy also permits, with certain limitations, investments in debt securities issued by the U.S. Government, agencies of the U.S. Government or U.S. Government-sponsored enterprises (“GSEs”), asset-backed securities, municipal obligations (including bonds, tax anticipation notes and bond anticipation notes), money market mutual funds, federal funds, investment grade corporate bonds, subordinated debt, reverse repurchase agreements, and certificates of deposit.
Northfield Bank’s investment policy does not permit investment in common stock of other entities including GSEs, other than our required investment in the common stock of the FHLBNY or as permitted for community reinvestment purposes or to fund Northfield Bank’s deferred compensation plan. Northfield Bancorp, Inc. may invest in equity securities of other financial institutions, as well as preferred stock, up to certain limitations. As of December 31, 2020, we held one asset-backed security other than mortgage-backed securities. Our Board of Directors may change these limitations in the future.
Our current investment policy does permit hedging through the use of derivative instruments such as financial futures or interest rate options and swaps, although we currently have no derivative hedging instruments in place.
At the time of purchase, we designate a security as either held-to-maturity, available-for-sale, or trading, based upon our ability and intent to hold such securities. Trading securities and securities available-for-sale are reported at estimated fair value, and securities held-to-maturity are reported at amortized cost. A periodic review and evaluation of the available-for-sale and held-to-maturity securities portfolios is conducted to determine if the estimated fair value of any security has declined below its carrying value and whether such impairment is other-than-temporary. If such impairment is deemed to be other-than-temporary, the security is written down to a new cost basis and the resulting loss is charged against earnings. The estimated fair values of our securities are obtained from an independent nationally recognized pricing service. At December 31, 2020, our investment portfolio consisted primarily of mortgage-backed securities guaranteed by GSEs, U.S. Government agency securities, corporate debt securities, and, to a lesser extent municipal bonds, private label mortgage-backed securities, and mutual funds. The market for these securities primarily consists of other financial institutions, insurance companies, real estate investment trusts, and mutual funds.
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
At December 31, 2020, our corporate bond portfolio consisted of securities, all of which were investment-grade, and had remaining maturities generally shorter than five years. Our investment policy provides that we may invest up to 15% of our Tier 1 risk-based capital in corporate bonds from individual issuers which, at the time of purchase, are within the investment-grade ratings from Standard & Poor’s, Moody’s or Fitch. The maturity of these bonds may not exceed 10 years, and there is no aggregate limit for this security type. Corporate bonds from individual issuers not rated investment grade at the time of purchase, are limited to the lesser of 1% of our total assets or 15% of our Tier 1 risk-based capital, and must have a maturity of less than one year. Aggregate holdings of this security type cannot exceed 5% of our total assets. Aggregate holdings of individual issuers of corporate bonds and commercial paper, both investment grade and non-investment grade, are not to exceed 50% of Tier 1 capital of the Company. Additionally, at the time of purchase, management performs due diligence to conclude that the security meets the regulatory standard for investment-grade. Bonds that subsequently experience a decline in credit rating below investment grade are monitored at least quarterly.
The following table sets forth the amortized cost and estimated fair value of our available-for-sale and held-to-maturity securities portfolios (excluding FHLBNY common stock) at the dates indicated.  As of December 31, 2020, 2019, and 2018, we also had a trading portfolio with a fair value of $12.3 million, $11.2 million and $9.0 million, respectively, consisting of mutual funds quoted in actively traded markets.  These securities are utilized to fund non-qualified deferred compensation obligations.

	At December 31,
	2020		2019		2018
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(Dollars in thousands)
Debt securities available-for-sale:
U.S. Government agency securities	$3,168	$3,158	$—	$—	$—	$—
Mortgage-backed securities:
Pass-through certificates:
GSEs	270,867	281,343	324,080	329,407	317,530	314,788
REMICs:
GSEs	884,414	890,965	643,816	643,667	258,050	250,163
Non-GSEs	4	4	53	53	59	58
Other debt securities:
Municipal bonds	122	123	296	299	270	273
Corporate bonds	87,319	88,418	163,725	164,926	244,892	242,749
Asset-backed securities	779	794	—	—	—	—
Total debt securities available-for-sale	$1,246,673	$1,264,805	$1,131,970	$1,138,352	$820,801	$808,031

	At December 31,
	2020		2019		2018
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(Dollars in thousands)
Securities held-to-maturity:
Mortgage-backed securities:
Pass-through certificates - GSEs	$7,234	$7,574	$8,762	$8,886	$9,505	$9,249
Total securities held-to-maturity	$7,234	$7,574	$8,762	$8,886	$9,505	$9,249

The following table sets forth the amortized cost and estimated fair value of securities as of December 31, 2020, for issuers that exceeded 10% of our stockholders’ equity as of that date:

	At December 31, 2020
	Amortized Cost	Estimated Fair Value
	(Dollars in thousands)
Mortgage-backed securities:
Freddie Mac	$403,910	$409,968
Fannie Mae	$542,646	$553,613
Ginnie Mae	$215,912	$216,307
Portfolio Maturities and Yields.  The composition and maturities of the investment securities portfolio at December 31, 2020, are summarized in the following table. Maturities are based on the final contractual payment dates, and do not reflect the effect of scheduled principal repayments, prepayments, or early redemptions that may occur.  All of our securities at December 31, 2020, were taxable with the exception of our U.S. Government agency securities and municipal portfolio.

	One Year or Less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield
	(Dollars in thousands)
Securities available-for-sale:
U.S. Government agency securities:	$—	—%	$—	—%	$3,168	3.14%	$—	—%	$3,168	$3,158	3.14%
Mortgage-backed securities:
Pass-through certificates:
GSEs	1,336	3.15%	47,496	2.79%	116,591	2.90%	105,444	3.50%	270,867	281,343	3.12%
REMICs:
GSE	21	2.00%	10,969	3.72%	40,721	2.32%	832,703	0.93%	884,414	890,965	1.03%
Non-GSE	—	—%	—	—%	—	—%	4	0.57%	4	4	0.57%
	$1,357	3.13%	$58,465	2.96%	$160,480	2.76%	$938,151	1.22%	$1,158,453	$1,175,470	1.54%
Other debt securities:
Municipal bonds	$—	—%	122	3.41%	—	—%	—	—%	122	123	3.41%
Corporate bonds	27,013	1.79%	60,306	2.11%	—	—%	—	—%	87,319	88,418	2.01%
Other debt securities	—	—%	—	—%	—	—%	779	1.04%	779	$794	1.04%
	$27,013	1.79%	$60,428	2.11%	$—	—%	$779	1.04%	$88,220	$89,335	2.00%
Total securities available-for-sale	$28,370	1.85%	$118,893	2.53%	$160,480	2.76%	$938,930	1.22%	$1,246,673	$1,264,805	1.57%

Securities held-to-maturity:
Mortgage-backed securities:
Pass-through certificates:
GSEs	$—	—%	$—	—%	$—	—%	$7,234	3.50%	$7,234	$7,574	3.50%
Total securities held-to-maturity	$—	—%	$—	—%	$—	—%	$7,234	3.50%	$7,234	$7,574	3.50%

Sources of Funds
General.  Deposits traditionally have been our primary source of funds for our securities and lending activities. We also borrow from the FHLBNY and other financial institutions to supplement cash flow needs, to manage the maturities of liabilities for interest rate and investment risk management purposes, and to manage our cost of funds. Our additional sources of funds are the proceeds of loan sales, scheduled loan and investment payments, maturing investments, loan prepayments, brokered deposits, and stockholders' equity, including retained earnings.
Deposits.  We accept deposits primarily from the areas in which our offices are located. We rely on our convenient locations, customer service, and competitive products and pricing to attract and retain deposits. We offer a variety of deposit accounts to businesses, consumers and municipalities with a range of interest rates and terms. Our deposit accounts consist of transaction accounts (NOW and interest and non-interest bearing checking accounts), savings accounts (money market, passbook, and statement savings), and certificates of deposit, including individual retirement accounts. We accept brokered deposits when it is deemed cost effective. At December 31, 2020 and 2019, we had brokered deposits totaling $147.8 million and $259.0 million, respectively. In addition, municipal deposits which primarily consist of funds from local government entities domiciled in New Jersey, and are a significant source of funds, totaled $501.0 million, or 12.3% of our total deposits at December 31, 2020. At December 31, 2019, municipal deposits totaled $371.2 million, or 10.9% of our total deposits. Municipal deposits are primarily secured by mortgaged-backed securities.

Interest rates offered on deposit accounts generally are established weekly, while maturity terms, service fees, and withdrawal penalties are reviewed on a periodic basis. Deposit rates and terms are based primarily on current operating strategies, market interest rates, and liquidity requirements.
At December 31, 2020, we had $521.6 million in certificates of deposit, of which $375.2 million had remaining maturities of one year or less.
The following table sets forth the distribution of our average total deposit accounts, by account type, for the periods indicated:

	For the Year Ended December 31,
	2020			2019			2018
	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate
	(Dollars in thousands)
Non-interest bearing demand	$529,138	13.94%	—%	$384,740	11.54%	—%	$405,319	13.32%	—%
NOW and interest bearing demand	787,351	20.74	0.30%	575,893	17.28%	0.80%	456,545	15.00%	0.48%
Money market accounts	609,426	16.05	0.51%	630,273	18.91%	1.32%	686,080	22.54%	1.00%
Savings	959,857	25.29	0.50%	715,398	21.46%	1.05%	538,942	17.71%	0.38%
Certificates of deposit	910,444	23.98	1.65%	1,027,122	30.81%	2.03%	956,821	31.43%	1.74%
Total deposits	$3,796,216	100.00%	0.67%	$3,333,426	100.00%	1.24%	$3,043,707	100.00%	0.91%
As of December 31, 2020, the aggregate amount of our outstanding certificates of deposit in amounts greater than $250,000 was $99.5 million.  The following table sets forth the maturity of these certificates at December 31, 2020:

December 31, 2020
(Dollars in thousands)
Three months or less	$32,575
Over three months through six months	28,672
Over six months through one year	19,331
Over one year	18,878
Total	$99,456

Borrowings.   Our borrowings consist primarily of advances from the FHLBNY as well as securities sold under agreements to repurchase (repurchase agreements) with third-party financial institutions. As of December 31, 2020, our FHLB advances totaled $510.0 million, or 10.7%, of total liabilities, repurchase agreements totaled $75.0 million, or 1.6%, and floating rate advances totaled $6.8 million, or 0.14%, of total liabilities. At December 31, 2020, the Company had the ability to obtain additional funding from the FHLBNY and Federal Reserve Bank discount window of approximately $1.9 billion, utilizing unencumbered securities of $715.1 million and multifamily loans of $1.2 billion. Repurchase agreements are primarily secured by mortgage-backed securities. Advances from the FHLBNY are secured by our investment in the common stock of the FHLBNY as well as by pledged mortgage-backed securities and loans.
The following table sets forth information concerning balances and interest rates on our borrowings at and for the years indicated:

At Or For the Years Ended December 31,
	2020	2019	2018
	(Dollars in thousands)
Balance at end of year	$591,789	$857,004	$408,891
Average balance during year	$645,305	$576,284	$459,180
Maximum outstanding at any month end	$776,979	$857,004	$524,335
Weighted average interest rate at end of year	2.08%	2.12%	2.06%
Weighted average interest rate during year	2.03%	2.09%	1.81%

Human Capital
At December 31, 2020, the Company had in its employment, 370 full-time employees and 15 part-time employees, located primarily in the states of New York and New Jersey, of which approximately 70% represented women and 35% minorities. We aspire to maximize the power of diversity and inclusion to achieve exceptional business results and a sustainable competitive advantage. We are focused on attracting, developing and retaining employees with diverse backgrounds and experiences who can maximize their contributions to our financial and strategic growth objectives and the building of long-term stockholder value. Our core values of trust, respect and excellence, coupled with our vision of being a place where customers want to bank, employees want to work, and stockholders want to invest promotes innovation, increases business value, and enriches our corporate culture and we believe our relationship with our employees is good. We have not experienced any material employment-related issues or interruptions of services due to labor disagreements and are not a party to any collective bargaining agreements. Key items related to our human capital are described below.
Compensation and Benefits. We offer employees competitive short-term and long-term compensation that we periodically benchmark to market data utilizing third party consultants specialized in employee compensation, recognition, and retention. We provide a comprehensive and competitive portfolio of health and welfare benefits including medical, dental and vision insurance, life insurance, short-term disability, and various expense reimbursement programs. We sponsor a 401(k) plan, which provides eligible employees the opportunity to invest a portion of their pre-tax and after-tax base salary, up to regulatory limits, in professionally managed investment options, and self-directed brokerage accounts. Over time, we match up to 50% of employee contributions up to the first 6% of compensation, as defined, based on years of service. We also maintain the Northfield Bank Employee Stock Ownership Plan (the “ESOP”) for eligible employees. The ESOP is a tax-qualified plan designed to invest primarily in our common stock. The ESOP provides employees with the opportunity to receive a funded retirement benefit based primarily on the value of our common stock, and years of service, as defined, and is 100% funded by Northfield Bank.
Employee Engagement. We partner with various third parties to measure employee engagement and satisfaction, and develop action plans for continued improvement. We have introduced virtual town hall meetings for all employees, opening the lines of communications and answering employee questions and concerns. In conjunction with the town hall meetings, surveys were completed with various themes around well-being, compensation, benefits, and our core values. These surveys provided insight into our employees’ needs and preferences, which we consider in future program development.
Diversity, Equity and Inclusion. We prioritize diversity, equity and inclusion as an employer, a financial institution, and as a member of the communities in which we operate and recognize that differences in gender, race, ethnicity, religion, age, culture, physical ability, veteran’s status, thinking style, and background enrich our work environment and help us to better respond to the needs of our customers. We are committed to attracting, retaining and promoting quality talent regardless of characteristic. Our recruiting efforts include participation in select venues that provide us opportunities to identify and select from a diverse group of candidates for all open positions based on critical skill sets of each position. We are dedicated to providing a workplace for our employees that is inclusive, supportive, and free of discrimination or harassment. We recognize and reward our employees based on their individual results and performance; and promote a respectful work environment that values characteristics and differences that make each of our employees unique.

Training and Development. We encourage and support the growth and development of our employees and seek to fill positions by promotion and transfer from within the Company. Ongoing learning and career development is advanced through bi-annual performance and development conversations between associates and their managers, internally developed training programs, customized corporate training engagements, and educational reimbursement programs. Reimbursement is available to employees enrolled in pre-approved degree or certification programs at accredited entities that teach skills or knowledge relevant to our business and employee job duties.
Safety and Wellness. The safety, health and wellness of our employees is a top priority. The COVID-19 pandemic presented significant challenges with regard to maintaining employee safety while continuing to provide essential banking services. Through teamwork and the adaptability of our management and staff, we were able to transition, over a short period of time, the majority of our back office employees to effectively work remotely and ensure a safely-distanced working environment for employees performing customer facing activities, at branches and our operation centers. We perform daily COVID-19 employee health screenings through a confidential smartphone application and our human resource team acts as a critical resource to our employees providing consultation to assist in health related questions or concerns at work or home. We have implemented a number of COVID-19 related employee support benefits, including additional paid time off, wellness resources, and vaccination education and awareness. On a regular basis, we further promote the health and wellness of our employees by encouraging work-life balance, offering flexible work schedules, and encouraging and sponsoring various wellness programs.

Subsidiary Activities
Northfield-Bancorp, Inc. owns 100% of Northfield Investments, Inc., an inactive New Jersey investment company, and 100% of Northfield Bank. Northfield Bank owns 100% of NSB Services Corp., a Delaware corporation, which in turn owns 100% of the voting common stock of NSB Realty Trust. NSB Realty Trust is a Maryland real estate investment trust that holds mortgage loans, mortgage-backed securities and other investments. These entities enable us to segregate certain assets for management purposes, and or borrow against assets or stock of these entities for liquidity purposes. At December 31, 2020, Northfield Bank’s investment in NSB Services Corp. was $781.5 million, and NSB Services Corp. had assets of $782.4 million and liabilities of $925,000 at that date. At December 31, 2020, NSB Services Corp.’s investment in NSB Realty Trust was $782.1 million, and NSB Realty Trust had $782.1 million in assets, and liabilities of $16,000 at that date.
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

SUPERVISION AND REGULATION
General
Northfield Bank is a federally chartered savings bank that is regulated, examined, and supervised by the OCC and the FDIC. This regulation and supervision establishes a comprehensive framework of activities in which an institution may engage and is intended primarily for the protection of the FDIC’s deposit insurance fund and depositors, and not for the protection of security holders. Under this system of federal regulation, financial institutions are periodically examined to ensure that they satisfy applicable standards with respect to their capital adequacy, assets, management, earnings, liquidity, and sensitivity to market interest rates. Northfield Bank also is regulated to a lesser extent by the FRB, governing reserves to be maintained against deposits and other matters, including payments of dividends. The OCC examines Northfield Bank and prepares reports for the consideration of its Board of Directors on any operating deficiencies. Northfield Bank’s relationship with its depositors and borrowers also is regulated to a great extent by federal law and, to a much lesser extent, state law, especially in matters concerning the ownership of deposit accounts and the form and content of Northfield Bank’s loan documents. Northfield Bank is also a member of and owns stock in the FHLBNY, which is one of the 11 regional banks in the FHLB System.
As a savings and loan holding company, Northfield Bancorp, Inc. is required to comply with the rules and regulations of the FRB.  It is required to file certain reports with and is subject to examination by and the enforcement authority of the FRB. Northfield Bancorp, Inc. is also subject to the rules and regulations of the SEC under the federal securities laws.
Any change in applicable laws or regulations, whether by the FDIC, the OCC, the FRB, the SEC, or Congress, could have a material adverse effect on Northfield Bancorp, Inc. and Northfield Bank and their operations.
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
Loans-to-One-Borrower
We generally may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of Northfield Bank’s unimpaired capital and unimpaired surplus. An additional amount may be loaned, equal to 10% of unimpaired capital and unimpaired surplus, if the loan is secured by readily marketable collateral, which is defined to include certain financial instruments and bullion, but generally does not include real estate. As of December 31, 2020, we were in compliance with our loans-to-one-borrower limitations.
Qualified Thrift Lender Test
As a federally chartered savings bank, Northfield Bank is required to satisfy a qualified thrift lender (“QTL”) test, under which we either must qualify as a “domestic building and loan” association as defined by the Internal Revenue Code or maintain at least 65% of our “portfolio assets” in “qualified thrift investments.” “Qualified thrift investments” consist primarily of residential mortgages and related investments, including mortgage-backed and related securities. “Portfolio assets” generally mean total assets less specified liquid assets up to 20% of total assets, goodwill, and other intangible assets and the value of property used to conduct business. A savings bank that fails the QTL test must operate under specified restrictions. Federal law also makes noncompliance with the QTL test subject to agency enforcement action for a violation of law. As of December 31, 2020, we maintained 80.1% of our portfolio assets in qualified thrift investments and, therefore, we met the QTL test.

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
Legislation enacted in 2018 required the federal banking agencies, including the OCC, to specify for qualifying institutions with less than $10 billion of assets, an alternative “community bank leverage ratio” that ranges between 8% to 10% of consolidated assets. Institutions with capital levels meeting or exceeding the specified requirement and choosing the alternative regulatory capital framework are considered to comply with the applicable regulatory capital requirements, including all risk-based requirements. A final rule was issued by the federal regulators, effective January 1, 2020, that establishes the elective community bank leverage ratio at 9.0% Tier 1 capital to average total consolidated assets. Northfield Bank elected to opt into the new framework effective March 31, 2020. Section 4012 of the CARES Act of 2020 required that the community bank leverage ratio be temporarily lowered to 8%. The federal regulators issued a rule implementing the lower ratio, effective April 23, 2020. Another rule was issued to transition back to the 9% community bank leverage ratio by increasing the ratio to 8.5% for calendar year 2021 and 9% thereafter.
As of December 31, 2020, Northfield Bancorp, Inc. and Northfield Bank exceeded all capital adequacy requirements to which they were subject. Further, the most recent OCC notification categorized the Bank as a well-capitalized institution under the prompt corrective action regulations discussed below. See Note 14 of the Notes to the Consolidated Financial Statements for further discussion about Regulatory Requirements.

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
Capital Distributions
Federal regulations restrict “capital distributions” by savings institutions. For purposes of the regulations, capital distributions generally include cash dividends and other transactions charged to the capital account of a savings institution. A federal savings institution must file an application with the OCC for approval of the capital distribution if:
•the total capital distributions for the applicable calendar year exceeds the sum of the institution’s net income for that year to date plus the institution’s retained net income for the preceding two years that is still available for dividend;
•the institution would not be at least adequately capitalized following the distribution;
•the distribution would violate any applicable statute, regulation, agreement or written regulatory condition; or
•the institution is not eligible for expedited review of its filings (i.e., generally, institutions that do not have safety and soundness, compliance and Community Reinvestment Act ratings in the top two categories or fail a capital requirement).
A savings institution that is a subsidiary of a holding company, which is the case with Northfield Bank, must file a notice with the FRB at least 30 days before the Board of Directors declares any dividend and receives FRB non-objection to the payment of the dividend.
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
Authority to extend credit to executive officers, directors and 10% or greater shareholders (insiders), as well as entities controlled by insiders, is governed by Sections 22(g) and 22(h) of the Federal Reserve Act and its implementing regulation, FRB Regulation O. Among other things, loans to insiders must be made on terms substantially the same as those offered to unaffiliated individuals and not involve more than the normal risk of repayment. There is an exception for bank-wide lending programs that do not discriminate in favor of insiders. Regulation O also places individual and aggregate limits on the amount of loans that may be made to insiders based, in part, on the institution’s capital position, and requires that certain prior board approval procedures be followed. Extensions of credit to executive officers are subject to additional restrictions on the types and amounts of loans that may be made. At December 31, 2020, Northfield Bank was in compliance with these regulations.
Enforcement
The OCC has primary enforcement responsibility over federal savings institutions, including the authority to bring enforcement action against “institution-related parties,” including officers, directors, certain shareholders, and attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution. Formal enforcement action may range from the issuance of a capital directive or "cease and desist" order to removal of officers and/or directors of the institution, receivership, conservatorship or the termination of deposit insurance.  Civil penalties cover a wide range of violations and actions, and range up to $50,000 per day (as adjusted for inflation), unless certain findings concerning intent or recklessness can be made, in which case penalties may be as high as $2 million per day.
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
The FDIC bases its deposit insurance rate assessments upon each insured institution’s total assets less tangible equity. The current assessment range (inclusive of possible adjustments) for insured institutions of less than $10 billion of total assets is 1.5.

The minimum target Deposit Insurance Fund ratio established by federal law was increased in 2011 from 1.15% of estimated insured deposits to 1.35% of estimated insured deposits. The FDIC was required to achieve the 1.35% ratio by September 30, 2020. Federal law required institutions with assets of $10 billion or more to fund the increase from 1.15% to 1.35% and, effective July 1, 2016, such institutions became subject to a surcharge to achieve that goal. On September 30, 2018, the Deposit Insurance Fund ratio reached 1.36%, exceeding the statutorily required minimum reserve ratio of 1.35% ahead of the September 30, 2020 deadline. Consequently, surcharges on insured depository institutions with total consolidated assets of $10 billion or more ceased; and such smaller banks received assessment credits for the portion of their assessments that contributed to the growth in the reserve ratio from between 1.15% and 1.35%. The credits were exhausted as of September 30, 2020.
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
Federal Home Loan Bank System
Northfield Bank is a member of the FHLBNY, and therefore is a member of the FHLB System, which consists of 11 regional FHLBs. The FHLB System provides a central credit facility primarily for member institutions. Members of the FHLB are required to acquire and hold a specified amount of shares of FHLB capital stock. Northfield Bank was in compliance with this requirement at December 31, 2020.
Community Reinvestment Act and Fair Lending Laws
Savings institutions have a responsibility under the Community Reinvestment Act and related regulations to help meet the credit needs of their communities, including low- and moderate-income neighborhoods. An institution’s failure to comply with the provisions of the Community Reinvestment Act could, at a minimum, result in regulatory restrictions on certain activities such as branching and acquisitions. In the most recent Community Reinvestment Act Public Disclosure issued by the OCC as of March 9, 2020, Northfield Bank was rated “Satisfactory.”
Other Regulations
Interest and other charges collected or contracted for by Northfield Bank are subject to state usury laws and federal laws concerning interest rates. Northfield Bank’s operations are also subject to federal laws applicable to credit transactions, such as the:
•Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;
•Real Estate Settlement Procedures Act, requiring that borrowers for mortgage loans for one-to-four family residential real estate receive various disclosures, including good faith estimates of settlement costs, lender servicing and escrow account practices, and prohibiting certain practices that increase the cost of settlement services;
•Home Mortgage Disclosure Act, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;
•Equal Credit Opportunity Act and the Fair Housing Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;
•Fair Credit Reporting Act, governing the use and provision of information to credit reporting agencies;
•Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies;
•Flood Disaster Protection Act, requiring flood insurance of collateral properties located in designated flood zones;
•Servicemembers Civil Relief Act, a program that provides a wide range of protections in lending for individuals entering, called to active duty in the military, or deployed service members; and
•Rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws.

The operations of Northfield Bank also are subject to the:
•Truth in Savings Act and Regulation DD, which requires disclosures of deposit terms to consumers;
•Regulation CC, which relates to the availability of deposit funds to consumers;
•Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records;
•Electronic Funds Transfer Act, which governs automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services;
•The USA PATRIOT Act, which requires banks and savings institutions to, among other things, establish broadened anti-money laundering compliance programs and due diligence policies and controls to ensure the detection and reporting of money laundering. Such required compliance programs are intended to supplement pre-existing compliance requirements that apply to financial institutions under the Bank Secrecy Act and the Office of Foreign Assets Control regulations; and
•The Gramm-Leach-Bliley Act, which places limitations on the sharing of consumer financial information by financial institutions with unaffiliated third parties and requires all financial institutions offering products or services to retail customers to provide such customers with the financial institution’s privacy policy and allow such customers the opportunity to “opt out” of the sharing of certain personal financial information with unaffiliated third parties.
Holding Company Regulation
Northfield Bancorp, Inc. is a unitary savings and loan holding company subject to regulation and supervision by the FRB. The FRB has enforcement authority over Northfield Bancorp, Inc. and its non-savings institution subsidiaries.  Among other things, that authority permits the FRB to restrict or prohibit activities that are determined to be a risk to Northfield Bank.
As a savings and loan holding company, Northfield Bancorp, Inc.'s activities are limited to those activities permissible by law for financial holding companies (if Northfield Bancorp elects financial holding company status and otherwise qualifies to be a financial holding company) or multiple savings and loan holding companies.  A financial holding company may engage in activities that are financial in nature, incidental to financial activities or complementary to a financial activity. Such activities include lending and other activities permitted for bank holding companies under Section 4(c)(8) of the Bank Holding Company Act, insurance and underwriting equity securities. Federal law specifies that any savings and loan holding company that engages in activities that are solely permissible for a financial holding company must meet the qualitative requirements for a bank holding company to be a financial holding company and conduct the activities in accordance with the requirements that would apply if that financial holding company was a bank holding company. Multiple savings and loan companies are authorized to engage in activities specified by FRB regulation, including activities permitted for bank holding companies under Section 4(c)(8) of the Bank Holding Company Act.
Federal law prohibits a savings and loan holding company, directly or indirectly, or through one or more subsidiaries, from acquiring more than 5% of another savings institution or savings and loan holding company without prior written approval of the FRB and from acquiring or retaining control of any depository institution not insured by the FDIC. In evaluating applications by savings and loan holding companies to acquire savings institutions, the FRB must consider such things as the financial and managerial resources and future prospects of the company and institution involved, the effect of the acquisition on the institution, the risk to the federal deposit insurance fund, the convenience and needs of the community and competitive factors. An acquisition by a savings and loan holding company of a savings institution in another state to be held as a separate subsidiary may not be approved unless it is a supervisory acquisition under Section 13(k) of the Federal Deposit Insurance Act or the law of the state in which the target is located authorizes such acquisitions by out-of-state companies.
Savings and loan holding companies above $3 billion in consolidated assets, such as Northfield Bancorp, Inc., are subject to consolidated regulatory capital requirements that are as stringent as those required for their insured depository subsidiaries. Consolidated regulatory capital requirements identical to those applicable to the subsidiary depository institutions (including the community bank leverage ratio alternative) also apply to savings and loan holding companies. Northfield Bancorp, Inc. exceeded the FRB’s consolidated capital requirements as of December 31, 2020.
Federal law applies the FRB's “source of strength” doctrine to savings and loan holding companies. The FRB has issued regulations implementing the “source of strength” policy that requires holding companies act as a source of strength to their subsidiary depository institutions by providing capital, liquidity, and other support in times of financial stress.

The FRB has issued a policy statement regarding the payment of dividends and the repurchase of shares of common stock by bank and savings and loan holding companies. In general, the policy provides that dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by the holding company appears consistent with the organization’s capital requirements, asset quality and overall financial condition. Regulatory guidance provides for prior regulatory review of capital distributions in certain circumstances such as where the company’s net income for the past four quarters, net of dividends previously paid over that period, is insufficient to fully fund the dividend or the company’s overall rate of earnings retention is inconsistent with the company’s capital needs and overall financial condition. The ability of a holding company to pay dividends may also be restricted if a subsidiary bank becomes undercapitalized. Regulatory guidance specifies that a holding company should advise FRB supervisory staff prior to redeeming or repurchasing common or perpetual preferred stock, to provide opportunity for supervisory review, and possible objection, when the holding company is experiencing financial weaknesses or the repurchase or redemption would result in a net reduction as of the end of a quarter in the amount of such equity instruments outstanding compared with the beginning of the quarter in which the redemption or repurchase occurs. These regulatory policies could affect the ability of Northfield Bancorp, Inc. to pay dividends, repurchase common stock or otherwise engage in capital distributions.
Federal Securities Laws
Northfield Bancorp, Inc.’s common stock is registered with the SEC under the Securities Exchange Act of 1934, as amended. Northfield Bancorp, Inc. is subject to the information, proxy solicitation, insider trading restrictions, and other requirements under the Securities Exchange Act of 1934.
Sarbanes-Oxley Act of 2002
The Sarbanes-Oxley Act of 2002 addresses, among other issues, corporate governance, auditing and accounting, executive compensation, and enhanced and timely disclosure of corporate information.  As directed by the Sarbanes-Oxley Act, our Chief Executive Officer and Chief Financial Officer are required to certify that our quarterly and annual reports do not contain any untrue statement of a material fact. The rules adopted by the SEC under the Sarbanes-Oxley Act have several requirements, including having these officers certify that: (i) they are responsible for establishing, maintaining and regularly evaluating the effectiveness of our disclosure controls and procedures and internal control over financial reporting; (ii) they have made certain disclosures to our auditors and the Audit Committee of the Board of Directors about our internal control over financial reporting; and (iii) they have included information in our quarterly and annual reports about the effectiveness of our disclosure controls and procedures and whether there have been any changes in our internal control over financial reporting or in other factors that could materially affect internal control over financial reporting.
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
The CARES Act
In response to the COVID-19 pandemic, the CARES Act, which was signed into law on March 27, 2020, provided over $2 trillion to provide national emergency economic relief measures. The law had several provisions relevant to depository institutions, including:
•Allowing institutions not to characterize loan modifications relating to the COVID-19 pandemic as a TDR and also allowing them to suspend the corresponding impairment determination for accounting purposes (discussed further below under Guidance on Non-TDR Modifications due to COVID-19).
•Temporarily reducing the community bank leverage ratio alternative available to institutions of less than $10 billion of assets to 8%.

•Providing for a borrower of a federally-backed mortgage loan (VA, FHA, USDA, Freddie Mac and Fannie Mae) experiencing financial hardship due, directly or indirectly, to the COVID-19 pandemic, to request forbearance from paying their mortgage by submitting a request to the borrower’s servicer affirming their financial hardship during the COVID-19 emergency. Such a forbearance could be granted for up to 180 days, subject to extension for an additional 180-day period upon the request of the borrower. During that time, no fees, penalties or interest beyond the amounts scheduled or calculated as if the borrower made all contractual payments on time and in full under the mortgage contract could accrue on the borrower’s account. Except for vacant or abandoned property, the servicer of a federally-backed mortgage was prohibited from taking any foreclosure action, including any eviction or sale action, for not less than the 60-day period beginning March 18, 2020, extended by federal mortgage-backing agencies to at least December 31, 2020.
•Providing for a borrower of a multi-family federally-backed mortgage loan that was current as of February 1, 2020, to submit a request for forbearance to the borrower’s servicer affirming that the borrower is experiencing financial hardship during the COVID-19 emergency. A forbearance would be granted for up to 30 days, which could be extended for up to two additional 30-day periods upon the request of the borrower. Later extensions were made available, for a total of six months, for certain federally-backed multi-family mortgage loans. During the time of the forbearance, the multi-family borrower could not evict or initiate the eviction of a tenant or charge any late fees, penalties or other charges to a tenant for late payment of rent. Additionally, a multi-family borrower that received a forbearance could not require a tenant to vacate a dwelling unit before a date that is 30 days after the date on which the borrower provided the tenant notice to vacate and may not issue a notice to vacate until after the expiration of the forbearance.
The CARES Act encouraged the FRB, in coordination with the Secretary of the Treasury, to establish or implement various programs to help mitigate the adverse effects of COVID-19 on midsize businesses, nonprofits, and municipalities. In April 2020, the FRB established the Main Street Lending Program (“MSLP”) to implement certain of these recommendations. The MSLP supported lending to small and medium-sized businesses that were in sound financial condition before the onset of COVID-19. The Company continues to monitor developments related to the MSLP.
The Paycheck Protection Program (“PPP”)
The CARES Act and the Paycheck Protection Program and Health Care Enhancement Act provided $659 billion to fund loans by depository institutions to eligible small businesses through the SBA 7(a) loan guaranty program. These loans are 100% federally guaranteed (principal and interest). An eligible business could apply under the PPP during the applicable covered period and receive a loan up to 2.5 times its average monthly “payroll costs” limited to a loan amount of $10.0 million. The proceeds of the loan could be used for payroll (excluding individual employee compensation over $100,000 per year), mortgage, interest, rent, insurance, utilities and other qualifying expenses. PPP loans have: (a) an interest rate of 1.0%, (b) a two-year loan term (or five-year loan term for loans made after June 5, 2020) to maturity; and (c) principal and interest payments deferred until the date on which the SBA remits the loan forgiveness amount to the borrower’s lender or, alternatively, notifies the lender no loan forgiveness is allowed. If the borrower did not submit a loan forgiveness application to the lender within 10 months following the end of the 24-week loan forgiveness covered period (or the 8-week loan forgiveness covered period with respect to loans made prior to June 5, 2020 if such covered period is elected by the borrower), the borrower would begin paying principal and interest on the PPP loan immediately after the 10-month period. The SBA guarantees 100% of the PPP loans made to eligible borrowers. The entire principal amount of the borrower’s PPP loan, including any accrued interest, is eligible to be fully reduced by the loan forgiveness amount under the PPP so long as, during the applicable loan forgiveness covered period, employee and compensation levels of the business are maintained and 60% of the loan proceeds are used for payroll expenses, with the remaining 40% of the loan proceeds used for other qualifying expenses.
On December 27, 2020, the Consolidated Appropriations Act, 2021 (the “Relief Act”) became law and provides an additional $284 billion for the PPP, and extends the PPP through March 31, 2021. PPP changes as a result of the Relief Act include: (1) an opportunity for a second PPP forgivable loan for small businesses and nonprofits with 300 or fewer employees that can demonstrate a loss of 25 percent of gross receipts in any quarter during 2020 compared to the same quarter in 2019; (2) allowing qualified borrowers to apply for a PPP loan up to 2.5 times (or 3.5 times for small businesses in the restaurant and hospitality industries) the borrower’s average monthly payroll costs in the one-year period prior to the date on which the loan is made or calendar year 2019, limited to a loan amount of $2.0 million; (3) the addition of personal protective equipment expenses, costs associated with outdoor dining, uninsured costs related to property damaged and vandalism or looting due to 2020 public disturbances and supplier costs as eligible and forgivable expenses; (4) simplifying the loan forgiveness process for loans of $150,000 or less; and (5) eliminating the requirement that Economic Injury Disaster Loan (EIDL) Advances will reduce the borrower’s PPP loan forgiveness amount. Additionally, expenses paid with the proceeds of PPP loans that are forgiven are now tax-deductible, reversing previous guidance from the U.S. Department of the Treasury and the Internal Revenue Service, which did not allow deductions on expenses paid for with PPP loan proceeds.

Guidance on Non-TDR Loan Modifications due to COVID-19
On March 22, 2020, a statement was issued by our banking regulators and titled the “Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus” (the “Interagency Statement”) that encourages financial institutions to work prudently with borrowers who are or may be unable to meet their contractual payment obligations due to the effects of COVID-19. Additionally, Section 4013 of the CARES Act permits a financial institution to elect to suspend temporarily TDR accounting under current U.S. GAAP. To be eligible, a loan modification must be: (1) related to COVID-19; (2) executed on a loan that was not more than 30 days past due as of December 31, 2019; and (3) executed between March 1, 2020, and the earlier of (a) 60 days after the date of termination of the national emergency or (b) December 31, 2020. This relief was further extended by Section 541 of the Relief Act to the earlier of January 1, 2022 or 60 days after the date of termination of the national emergency. The relief provided includes short-term (e.g., up to six months) modifications such as payment deferrals, fee waivers, extensions of repayment terms, or delays in payment that are insignificant. Borrowers considered current are those that are less than 30 days past due on their contractual payments at the time a modification program is implemented. In response to the COVID-19 pandemic and its economic impact to customers, the Company introduced a short-term modification program in March 2020 that provides temporary payment relief to those borrowers directly impacted by COVID-19. The program allows for a deferral of payments for 90 days, which may extend for an additional 90 days, with modifications in the form of payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment. See Note 6 to the consolidated financial statements for further information on non-TDR loan modifications.
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
Taxable Distributions and Recapture. Prior to 1996, bad debt reserves created prior to 1988 were subject to recapture into taxable income if Northfield Bank failed to meet certain thrift asset and definitional tests or made certain distributions. Tax law changes in 1996 eliminated thrift-related recapture rules. However, under current law, pre-1988 tax bad debt reserves remain subject to recapture if Northfield Bank makes certain non-dividend distributions, repurchases any of its common stock, pays dividends in excess of earnings and profits, or fails to qualify as a “bank” for tax purposes. At December 31, 2020, the total federal pre-base year bad debt reserve of Northfield Bank was approximately $5.9 million.
Net Operating Loss Carryovers. Prior to December 31, 2017, The Internal Revenue Code allowed corporations to carry back net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years. Effective January 1, 2018 net operating losses can no longer be carried back but can be carried forward indefinitely. The CARES Act that was signed into law on March 27, 2020, provided for net operating losses generated in 2018, 2019 and 2020 to be carried back five years. At December 31, 2020, Northfield Bancorp, Inc.’s consolidated group had no net operating loss carryforwards for federal income tax purposes.

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

State Taxation
New York State Taxation. In 2014, New York State enacted significant and comprehensive reforms to its corporate tax system that went into effect January 1, 2015, including changes to the franchise, sales, estate, and personal income taxes and the elimination of the banking corporation tax so that banking corporations are taxed under New York State’s corporate franchise tax. New York State imposes a corporate income tax, based on net income allocable to New York State at a rate of 6.5%. In addition, New York State imposes the Metropolitan Transportation Authority (“MTA”) Tax Surcharge allocable to business activities carried on in the Metropolitan Commuter Transportation District. The MTA surcharge rate for 2020 was 29.4%, increasing to 30.0% for 2021.
New York City Taxation. Northfield Bank reports income on a calendar year basis to New York City and is subject to the New York City Financial Corporation Tax calculated, subject to a New York City income and expense allocation, on a similar basis as the New York State Tax, at a rate of 8.85%.
Our New York State tax returns are currently under audit for tax years 2015 through 2018 and New York City tax returns are currently under audit for tax years 2015 through 2017.
New Jersey State Taxation. Northfield Bancorp, Inc. and Northfield Bank file New Jersey Corporation Business Tax returns on a calendar year basis. Generally, the income derived from New Jersey sources is subject to New Jersey tax. Northfield Bancorp, Inc. and Northfield Bank pay the greater of the corporate business tax at 9% of taxable income or the minimum tax of $2,000 per entity. On July 1, 2018, the State of New Jersey enacted new legislation that imposes a temporary surtax of 2.5% for tax years beginning on or after January 1, 2018 through December 31, 2019, and of 1.5% for tax years beginning on or after January 1, 2020 through December 31, 2021. On September 29, 2020, the state extended the 2.5% surtax through December 31, 2023, retroactively to tax years beginning January 1, 2020. The legislation also requires combined filing for certain members of an affiliated group for tax years beginning on or after January 1, 2019. In May 2019, the State of New Jersey issued a tax technical bulletin, subsequently revised in December 2019, which gives guidance on the treatment of real estate investment trusts in connection with the combined reporting for New Jersey corporate business tax purposes. Real estate investment trusts and investment companies will be excluded from the combined group and will continue to file separate New Jersey tax returns.
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
Risks Related to the COVID-19 Pandemic
The economic impact of the COVID-19 outbreak could adversely affect our financial condition and results of operations.
The COVID-19 pandemic has caused significant economic dislocation in the United States, including a slow-down in economic activity and a related increase in unemployment. Since the COVID-19 outbreak, millions of individuals have filed claims for unemployment. In response to the COVID-19 outbreak, the Federal Open Market Committee has reduced the benchmark fed funds rate to a target range of 0% to 0.25%, and the yields on 10- and 30-year treasury notes have declined to historic lows. Various state governments and federal agencies are requiring lenders to provide forbearance and other relief to borrowers (e.g., waiving late payment and other fees). The federal banking agencies have encouraged financial institutions to prudently work with affected borrowers and passed legislation to provide relief from reporting loan classifications due to modifications related to the COVID-19 outbreak. Certain industries have been particularly hard-hit, including the travel and hospitality industry, the restaurant industry and the retail industry.
The spread of COVID-19 has caused us to significantly modify our business practices, including business operating hours and delivery methods, as well as employee travel, employee work locations, and cancellation of physical participation in meetings, events and conferences. These changes, as well as adverse economic conditions, could cause us not to be able to execute on our growth strategies.
Given the ongoing and dynamic nature of current economic circumstances, it is difficult to predict the full impact of the COVID-19 pandemic on our business. The extent of such impact will depend on future developments, which are highly uncertain, including when the coronavirus can be controlled and abated and whether the gradual reopening of businesses will result in a meaningful increase in economic activity. As a result of the COVID-19 pandemic and the related adverse local and national economic consequences, we could be subject to any of the following risks, any of which could have a material, adverse effect on our business, financial condition, liquidity, and results of operations:
•demand for our products and services may decline, making it difficult to execute on our strategic initiatives related to growing assets and earnings;
•if the economy is unable to substantially reopen, and high levels of unemployment continue for an extended period of time, loan delinquencies, problem assets, and foreclosures may increase, resulting in increased charge-offs and reduced income;
•certain industries and/or business models may never fully recover which could result in increased loan delinquencies, problem assets, and foreclosures, resulting in increased charge-offs and reduced income;
•a worsening of business and economic conditions or a further downturn in the financial markets could result in an impairment of certain intangible assets, such as goodwill or our core deposit intangibles;
•litigation, regulatory enforcement risk and reputation risk regarding our participation in the PPP and the risk that SBA may not fund some or all PPP loan guaranties;
•disruptions in the businesses or the unavailability of the services of third parties we use or rely on in our operations such as property appraisers, loan servicers, providers of electronic payment and settlement systems, and local and federal government agencies and courthouses, could negatively affect our operations;
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
•FDIC premiums may increase if the agency experience additional resolution costs;
•internal controls as designed may not prove effective, to the extent procedures are modified as a result of remote work locations; and
•the unanticipated loss or unavailability of key employees due to the pandemic, which could harm our ability to operate our business or execute our business strategy, especially as we may not be successful in finding or attracting new talent.
Any one or a combination of the factors identified above could negatively impact our business, financial condition and results of operations and prospects.
Risks Related to Our Lending Activities
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
Based on these factors we have a concentration in multifamily and commercial real estate lending, as such loans represent approximately 448.0% of Northfield Bank's capital as of December 31, 2020. The particular focus of the guidance is on exposure to commercial real estate loans that are dependent on the cash flow from the real estate held as collateral and that are likely to be at greater risk to conditions in the commercial real estate market (as opposed to real estate collateral held as a secondary source of repayment or as an abundance of caution). The purpose of the guidance is to guide banks in developing risk management practices and capital levels commensurate with the level and nature of real estate concentrations. The guidance states that management should employ heightened risk management practices including board and management oversight and strategic planning, development of underwriting standards, risk assessment, and monitoring through market analysis and stress testing. While we believe we have implemented policies and procedures with respect to our commercial real estate loan portfolio consistent with this guidance, bank regulators could require us to implement additional policies and procedures consistent with their interpretation of the guidance that may result in additional costs to us or that may result in a curtailment of our multifamily and commercial real estate lending and/or the requirement that we maintain higher levels of regulatory capital, either of which would adversely affect our loan originations and profitability.
Our concentration in multifamily loans and commercial real estate loans could expose us to increased lending risks and related loan losses.
Our current business strategy is to continue to originate multifamily loans and to a lesser extent other commercial real estate loans. At December 31, 2020, $3.23 billion, or 84.4% of our loan portfolio held-for-investment, net, consisted of multifamily and other commercial real estate loans.
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
On June 14, 2019, the New York State legislature passed the Housing Stability and Tenant Protection Act of 2019, impacting about one million rent regulated apartment units. Among other things, the new legislation: (i) curtails rent increases from material capital improvements and individual apartment improvements; (ii) all but eliminates the ability for apartments to exit rent regulation; (iii) does away with vacancy decontrol and high-income deregulation; and (iv) repealed the 20% vacancy bonus. This legislation generally limits a landlord’s ability to increase rents on rent-regulated apartments and makes it more difficult to convert rent regulated apartments to market rate apartments. As a result, the value of the collateral located in New York State securing our multi-family loans or the future net operating income of such properties could potentially become impaired.
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
We make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. In determining the amount of the allowance for loan losses, we review our loans and our loss and delinquency experience, as well as the experience of other similarly situated institutions, and we evaluate other factors including, among other things, current economic conditions. If our assumptions are incorrect, or if delinquencies, non-accrual or non-performing loans increase, our allowance for loan losses may not be sufficient to cover losses inherent in our loan portfolio, which would require additions to our allowance. Material additions to our allowance would materially decrease our net income.
The FASB has adopted a new accounting standard that we adopted on January 1, 2021. This standard, referred to as Accounting Standards Update (“ASU”), Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”) or “CECL”, makes significant changes to the accounting for credit losses on financial instruments presented on an amortized cost basis, such as our loans held for investment, and disclosures about them. The CECL model requires an estimate of expected credit losses, measured over the contractual life of an instrument, which considers reasonable and supportable forecasts of future economic conditions in addition to information about past events and current conditions. The standard provides significant flexibility and requires a high degree of judgment with regards to pooling financial assets with similar risk characteristics and adjusting the relevant historical loss information in order to develop an estimate of expected lifetime losses. Providing for losses over the life of our loan portfolio is a change to the previous method of providing allowances for loan losses that are probable and incurred. This change may require us to increase our allowance for loan losses in future periods, and greatly increases the types of data we need to collect and review to determine the appropriate level of the allowance for loan losses. It may also result in even small changes to future forecasts having a significant impact on the allowance, which could make the allowance more volatile. Any requirement to increase our allowance for loan losses or expenses incurred to determine the appropriate level of the allowance for loan losses could have a material adverse effect on our financial condition and results of operations. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Implementation of New Accounting Standard for Accounting for Allowance for Loan Losses” for further details about our CECL implementation.
In addition, bank regulators periodically review our allowance for loan losses and, based on information available to them at the time of their review, may require us to increase our allowance for loan losses or recognize further loan charge-offs. An increase in our allowance for loan losses or loan charge-offs as required by these regulatory authorities may have a material adverse effect on our financial condition and results of operations. In addition, any future credit deterioration, including as a result of COVID-19, could require us to increase our allowance for loan losses.

We are subject to regulatory enforcement risk, reputation risk and litigation risk regarding our participation in the PPP, and we are subject to the risk that the SBA may not fund some or all PPP loan guarantees.

The CARES Act included the PPP as a loan program administered through the SBA. Under the PPP, small businesses and other entities and individuals can apply for loans from existing SBA lenders and other approved regulated lenders that enroll in the program, subject to detailed qualifications and eligibility criteria.
Because of the short timeframe between the passing of the CARES Act and implementation of the PPP, some of the rules and guidance relating to PPP were issued after lenders began processing PPP applications. Also, there was and continues to be uncertainty in the laws, rules and guidance relating to the PPP. Since the opening of the PPP, several banks have been subject to litigation regarding the procedures used in processing PPP applications, and several banks have been subject to litigation regarding the payment of fees to agents that assisted borrowers in obtaining PPP loans. In addition, some banks and borrowers have received negative media attention associated with PPP loans. Although we believe that we have administered the PPP in accordance with all applicable laws, regulations and guidance, we may be exposed to litigation risk and negative media attention related to our participation in the PPP. If any such litigation is not resolved in in our favor, it may result in significant financial liability to us or adversely affect our reputation. In addition, litigation can be costly, regardless of outcome. Any financial liability, litigation costs or reputational damage caused by PPP-related litigation or media attention could have a material adverse impact on our business, financial condition, and results of operations.
The PPP has also attracted interest from federal and state enforcement authorities, oversight agencies, regulators, and U.S. Congressional committees. State Attorneys General and other federal and state agencies may assert that they are not subject to the provisions of the CARES Act and the PPP regulations entitling us to rely on borrower certifications, and take action against us for alleged violations of the provisions governing the PPP. Federal and state regulators can impose or request that we consent to substantial sanctions, restrictions and requirements if they determine there are violations of laws, rules or regulations or weaknesses or failures with respect to general standards of safety and soundness, which could adversely affect our business, reputation, results of operation and financial condition, and thereby adversely affect your investment.
We also have credit risk on PPP loans if the SBA determines that there is a deficiency in the manner in which we originated, funded or serviced loans, including any issue with the eligibility of a borrower to receive a PPP loan. In the event of a loss resulting from a default on a PPP loan and a determination by the SBA that there was a deficiency in the manner in which we originated, funded or serviced a PPP loan, the SBA may deny its liability under the guaranty, reduce the amount of the guaranty or, if the SBA has already paid under the guaranty, seek recovery of any loss related to the deficiency from us.
The foreclosure process may adversely impact the Bank’s recoveries on non-performing loans.
The judicial foreclosure process is protracted, which delays our ability to resolve non-performing loans through the sale of the underlying collateral. The longer timelines were the result of the economic crisis, additional consumer protection initiatives related to the foreclosure process, increased documentary requirements and judicial scrutiny, and, both voluntary and mandatory programs under which lenders may consider loan modifications or other alternatives to foreclosure. These reasons, historical issues at the largest mortgage loan servicers, and the legal and regulatory responses have impacted the foreclosure process and completion time of foreclosures for residential mortgage lenders. This may result in a material adverse effect on collateral values and our ability to minimize our losses.
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

Risks Related to Regulatory Matters
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
Federal law requires that a holding company act as a source of financial and managerial strength to its subsidiary bank and to commit resources to support such subsidiary bank. Under the “source of strength” doctrine, the FRB may require a holding company to make capital injections into a troubled subsidiary bank and may charge the holding company with engaging in unsafe and unsound practices for failure to commit resources to a subsidiary bank. A capital injection may be required at times when the holding company may not have the resources to provide it and therefore may be required to borrow the funds or raise capital. Any borrowing that must be done by the Company to make a required capital injection may be difficult and expensive and could have an adverse effect on our business, financial condition and results of operations.
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
A federal savings bank differs from a commercial bank in that it is required to maintain at least 65% of its total assets in “qualified thrift investments,” which generally includes loans and investments for the purchase, refinance, construction, improvement, or repair of residential real estate, as well as home equity loans, education loans and small business loans. To maintain our federal savings bank charter we have to be a “qualified thrift lender” or “QTL” in nine out of each 12 immediately preceding months. The QTL requirement limits the extent to which we can grow our commercial loan portfolio, and failing the QTL test can result in an enforcement action. However, a loan that does not exceed $2 million (including a group of loans to one borrower) that is for commercial, corporate, business, or agricultural purposes is included in our qualified thrift investments. As of December 31, 2020, we maintained 81.7% of our portfolio assets in qualified thrift investments. Because of the QTL requirement, we may be limited in our ability to change our asset mix and increase the yield on our earning assets by growing our commercial loan portfolio.
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
The application of these more stringent capital requirements, among other things, could result in lower returns on equity, require the raising of additional capital, and result in regulatory actions if we were to be unable to comply with such requirements. Furthermore, the imposition of liquidity requirements in connection with Basel III could result in our having to lengthen the term of our funding, restructure our business models, and/or increase our holdings of liquid assets. Implementation of changes to asset risk weightings for risk-based capital calculations, items included or deducted in calculating regulatory capital and/or additional capital conservation buffers could result in management modifying its business strategy, and could limit our ability to make distributions, including paying dividends or buying back shares. Recent regulatory changes have made available to qualifying institutions of under $10 billion in assets an alternative “community bank leverage ratio” framework of 9% Tier 1 capital to average total consolidated assets. That framework was available for election starting in 2020, which the Northfield Bank opted into in the first quarter of 2020. However, the framework is not expected to effectively lower the amount of capital needed to comply with regulatory requirements. See “Item 1. Business - Supervision and Regulation.”

Risks Related to Strategic Matters
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
We regularly evaluate merger and acquisition opportunities and conduct due diligence activities related to possible transactions with other financial institutions and financial services companies. As a result, negotiations may take place and future mergers or acquisitions involving cash, or equity securities may occur at any time. We seek acquisition partners that offer us either significant market presence or the potential to expand our market footprint and improve profitability through economies of scale or expanded services.
Acquiring other banks, businesses, or branches may have an adverse effect on our financial results and may involve various other risks commonly associated with acquisitions. These include:
•integrating personnel with diverse business backgrounds;
•converting customers to new systems;
•combining different corporate cultures; and
•retaining key employees.
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
Risks Related to Economic Matters
A decline in economic conditions could reduce demand for our products and services and/or result in increases in our level of non-performing loans, which could have an adverse effect on our results of operations.
Unlike larger financial institutions that are more geographically diversified, our profitability depends primarily on the general economic conditions in New York, New Jersey and, to a lesser extent, eastern Pennsylvania. Local economic conditions have a significant impact on our commercial real estate, construction, and consumer loans, the ability of the borrowers to repay these loans and the value of the collateral securing these loans. Almost all of our loans are to borrowers located in or secured by collateral in the New York metropolitan area.
Deterioration in economic conditions could result in the following consequences, any of which could have a material adverse effect on our business, financial condition, liquidity and results of operations:
•demand for our products and services may decline;
•loan delinquencies, problem assets, and foreclosures may increase;
•collateral for loans, especially real estate, may decline in value, in turn reducing customers’ future borrowing power, and reducing the value of assets and collateral associated with existing loans;
•the value of our securities portfolio may decline; and
•the net worth and liquidity of loan guarantors may decline, impairing their ability to honor commitments to us.

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
Risks Related to Competitive Matters
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
Risks Related to Interest Rates
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
In an attempt to help the overall economy, the FRB kept interest rates low through its targeted Fed Funds rate for a number of years. However, the FRB steadily increased the federal funds target rate in 2017 and 2018 and beginning in August 2019 has reduced the federal funds target rate 25 basis points several times to a current range of 0% to 0.25%. If the FRB increases the Fed Funds rate, given our liability sensitivity, our net interest rate spread and net interest margin are at risk of being reduced due to potential increases in our cost of funds that may outpace any increases in our yield on interest-earning assets.
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
Our balance sheet composition is weighted towards assets with longer durations, which expose us to risks upon changes in interest rates.
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
At December 31, 2020, our simulation model indicated that our net portfolio value (the net present value of our interest-earning assets and interest-bearing liabilities) would decrease by 2.61% if there was an instantaneous parallel 200 basis point increase in market interest rates. Although interest rate risk calculations provide an indication of our interest rate risk exposure at a particular point in time, such measurements are not intended to and do not provide a precise forecast of the effect of changes in market interest rates on our net portfolio value or net interest income and likely will differ from actual results.
Risks Related to Operational Matters
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
Because the nature of the financial services business involves a high volume of transactions, we face significant operational risks, including fraud and other financial crimes..
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
Our risk management framework is designed to minimize risk and loss to us. We seek to identify, measure, monitor, report, and control our exposure to the types of risk to which we are subject, including strategic, market, liquidity, compliance, and operational risks. While we employ a broad and diversified set of risk monitoring and mitigation techniques, those techniques are inherently limited because they cannot anticipate the existence or future development of currently unanticipated or unknown risks. Heightened regulatory scrutiny of the financial services industry, among other developments, has resulted in a heightened level of risk for us. Accordingly, we could suffer losses as a result of our failure to properly anticipate and manage these risks.
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

Other Risks Related to Our Business
Changes in our accounting policies or in accounting standards could materially affect how we report our financial condition and results of operations.
Our accounting policies are essential to understanding our financial results and condition. Some of these policies require the use of estimates and assumptions that may affect the value of our assets or liabilities and financial results. Some of our accounting policies are critical because they require management to make difficult, subjective, and complex judgments about matters that are uncertain and because it is likely that materially different amounts would be reported under different conditions or using different assumptions. If such estimates or assumptions underlying our financial statements are incorrect, we may experience material losses.
From time to time, the FASB and the SEC change the financial accounting and reporting standards or the interpretation of those standards that govern the preparation of our financial statements. These changes are beyond our control, can be hard to predict and could materially affect how we report our results of operations and financial condition. We could also be required to apply a new or revised standard retroactively, resulting in our restating prior period financial statements in material amounts.
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
Federal banking regulations restrict insured depository institutions and their affiliated companies from engaging in short-term proprietary trading of certain securities, investing in funds with collateral comprised of less than 100% of loans that are not registered with the SEC and from engaging in hedging activities that do not hedge a specific identified risk. We continue to analyze the impact of this regulation on our investment portfolio, and whether any changes are required to our investment strategies that could negatively affect our earnings.
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

These changes in the federal tax laws may have an adverse effect on the market for, and the valuation of, residential properties, and on the demand for such loans in the future and could make it harder for borrowers to make their loan payments. In addition, these changes also have a disproportionate effect on taxpayers in states with high residential home prices and high state and local taxes, like New Jersey and New York. If home ownership becomes less attractive, demand for mortgage loans could decrease. The value of the properties securing loans in our loan portfolio may be adversely impacted as a result of the changing economics of home ownership, which could require an increase in our provision for loan losses, which would reduce our profitability and could materially adversely affect our business, financial condition and results of operations.
Additionally, legislation in New Jersey that was adopted in 2018 increased our state income tax liability and our overall tax expense. The legislation imposes a temporary surtax on corporations earning New Jersey allocated income in excess of $1 million of 2.5% for tax years beginning on or after January 1, 2018 through December 31, 2019, and of 1.5% for tax years beginning on or after January 1, 2020 through December 31, 2021. On September 29, 2020, the state extended the 2.5% surtax through December 31, 2023, retroactively to tax years beginning January 1, 2020. The legislation also requires combined filing for certain members of an affiliated group for tax years beginning on or after January 1, 2019. The new legislation may cause us to lose the benefit of certain of our tax management strategies and may cause our total tax expense to increase.
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
We have certain loans and investment securities indexed to the London Interbank Offered Rate (“LIBOR”). The continued availability of the LIBOR index is not guaranteed after 2023. We cannot predict whether and to what extent banks will continue to provide LIBOR submissions to the administrator of LIBOR or whether any additional reforms to LIBOR may be enacted. At this time, no consensus exists as to what rate or rates may become acceptable alternatives to LIBOR (with the exception of overnight repurchase agreements, which are expected to be based on the Secured Overnight Financing Rate, or SOFR). The language in our LIBOR-based contracts and financial instruments has developed over time and may have various events that trigger when a successor rate to the designated rate would be selected. If a trigger is satisfied, contracts and financial instruments may give the calculation agent discretion over the substitute index or indices for the calculation of interest rates to be selected. The implementation of a substitute index or indices for the calculation of interest rates under our loan agreements with our borrowers may result in our incurring significant expenses in effecting the transition, may result in reduced loan balances if borrowers do not accept the substitute index or indices, and may result in disputes or litigation with customers over the appropriateness or comparability to LIBOR of the substitute index or indices, which could have an adverse effect on our results of operations.

ITEM 1B.    UNRESOLVED STAFF COMMENTS
There are no unresolved staff comments.

ITEM 2.    PROPERTIES
The Company operates from its corporate offices located at 581 Main Street, Woodbridge, New Jersey, its home office in Staten Island, New York, and its additional 37 branch offices located in New York and New Jersey. The branch offices are located in the New York counties of Richmond, and Kings and the New Jersey counties of Hunterdon, Mercer, Middlesex, and Union. The net book value of our premises, land, and equipment was $28.2 million at December 31, 2020.
ITEM 3.    LEGAL PROCEEDINGS
In the normal course of business, we may be party to various outstanding legal proceedings and claims. In the opinion of management, our consolidated financial statements are not likely to be materially affected by the outcome of such legal proceedings and claims as of December 31, 2020.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES
Our shares of common stock are traded on the NASDAQ Global Select Market under the symbol “NFBK.”  The approximate number of holders of record of Northfield Bancorp, Inc.’s common stock as of February 28, 2021, was 4,044. Certain shares of Northfield Bancorp, Inc. are held in “nominee” or “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number.
Stock Performance Graph
Set forth below is a stock performance graph comparing (a) the cumulative total return on the Northfield Bancorp, Inc.’s common stock for the period December 31, 2015, through December 31, 2020, (b) the cumulative total return of the stocks included in the NASDAQ Composite Index over such period, (c) the cumulative total return on stocks included in the SNL U.S. Thrift Index over such period and, (d) the cumulative total return on stocks included in the SNL U.S. Bank NASDAQ Index over such period. Cumulative return assumes the reinvestment of dividends, and is expressed in dollars based on an assumed investment of $100.

5 Year Total Return Performance

Index Value
300
250
200
150
100
50
12/31/15
12/31/16
12/31/17
12/31/18
12/31/19
12/31/20
Northfield Bancorp, Inc.
NASDAQ Composite Index
SNL U.S. Thrift Index
SNL U.S. Bank NASDAQ Index

	As of
Index	12/31/2015	12/31/2016	12/31/2017	12/31/2018	12/31/2019	12/31/2020
Northfield Bancorp, Inc.	100.00	127.95	111.62	90.89	116.94	88.41
NASDAQ Composite Index	100.00	108.87	141.13	137.12	187.44	271.64
SNL U.S. Thrift Index	100.00	122.49	121.60	102.42	126.10	116.21
SNL U.S. Bank NASDAQ Index	100.00	138.65	145.97	123.04	154.47	132.56

Source: S&P Global Market Intelligence, a division of S&P Global Inc.

Issuer Purchases of Equity Securities
On April 24, 2019, the Company's Board of Directors approved a $37.2 million stock repurchase program under which the Company is authorized to repurchase shares. The timing of the repurchases will depend on certain factors, including but not limited to, market conditions and prices, the Company’s liquidity and capital requirements, and alternative uses of capital. Any repurchased shares will be held as treasury stock and will be available for general corporate purposes. The repurchases may be suspended, terminated or modified at any time for any reason, including market conditions, the cost of repurchasing shares, the availability of alternative investment opportunities, liquidity, and other factors deemed appropriate. On April 29, 2020, the Company temporarily suspended its share repurchase program in light of the COVID-19 pandemic and surrounding events, and on October 28, 2020, the Company announced the reinstatement of its repurchase plan with approximately 1.45 million shares remaining for repurchase. As of December 31, 2020, 564,488 shares remain to be repurchased.
The following table reports information regarding purchases of the Company’s common stock during the three months ended December 31, 2020.

Period	(a) Total Number of Shares Purchased(1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Number of Shares that May Yet be Purchased Under the Plans or Programs (2)
October 1, 2020 to October 31, 2020	34,800	$10.15	34,800	1,415,223
November 1, 2020 to November 30, 2020	295,993	10.82	294,453	1,120,770
December 1, 2020 to December 31, 2020	556,282	12.09	556,282	564,488
Total	887,075	11.59	885,535
(1) Of the shares reflected in this column, 1,540 shares were purchased for tax withholding obligations of holders of restricted stock share awards which vested during the quarter ended December 31, 2020, and the remainder were purchased pursuant to a publicly announced share repurchase program.

ITEM 6.    SELECTED FINANCIAL DATA

The summary information presented below at the dates or for each of the years presented is derived in part from our consolidated financial statements.  The following information is only a summary, and should be read in conjunction with our consolidated financial statements and notes included in this Annual Report on Form 10-K.

	At December 31,
	2020	2019	2018	2017	2016
	(Dollars in thousands)
Selected Financial Condition Data:
Total assets	$5,514,544	$5,055,302	$4,408,432	$3,991,417	$3,850,094
Cash and cash equivalents	87,544	147,818	77,762	57,839	96,085
Trading securities	12,291	11,222	8,968	9,597	7,857
Debt securities available-for-sale, at estimated fair value	1,264,805	1,138,352	808,031	513,782	496,429
Debt securities held-to-maturity, at amortized cost	7,234	8,762	9,505	9,931	10,148
Equity securities	253	3,341	1,280	1,339	2,468
Loans held-for-sale	19,895	—	—	—	—
Loans held-for-investment:
PCI loans	18,518	17,365	20,143	22,741	30,498
Loans acquired	465,718	432,653	546,150	692,803	793,240
Originated loans, net	3,339,002	2,987,067	2,678,877	2,425,275	2,144,346
Loans held-for-investment, net	3,823,238	3,437,085	3,245,170	3,140,819	2,968,084
Allowance for loan losses	(37,607)	(28,707)	(27,497)	(26,160)	(24,595)
Net loans held-for-investment	3,785,631	3,408,378	3,217,673	3,114,659	2,943,489
Bank owned life insurance	161,924	153,459	154,135	150,604	148,047
FHLBNY stock, at cost	28,641	39,575	22,517	25,046	25,123
Operating lease right-of-use assets	36,741	39,504	—	—	—
Other real estate owned	—	—	—	850	850
Deposits	4,076,551	3,408,233	3,286,512	2,836,979	2,713,587
Borrowed funds	591,789	857,004	408,891	471,549	473,206
Operating lease liabilities	42,734	44,069	—	—	—
Total liabilities	4,760,563	4,359,449	3,741,993	3,352,540	3,228,898
Total stockholders’ equity	$753,981	$695,853	$666,439	$638,877	$621,196

	Years Ended December 31,
	2020	2019	2018	2017	2016
	(Dollars in thousands, except share data)
Selected Operating Data:
Interest income	$168,145	$165,143	$147,292	$132,869	$124,972
Interest expense	38,337	53,358	36,050	23,976	21,668
Net interest income before provision for loan losses	129,808	111,785	111,242	108,893	103,304
Provision for loan losses	12,742	22	2,615	1,411	635
Net interest income after provision for loan losses	117,066	111,763	108,627	107,482	102,669
Non-interest income	11,472	14,808	8,127	11,642	10,072
Non-interest expense	78,513	73,549	67,043	67,378	72,946
Income before income taxes	50,025	53,022	49,711	51,746	39,795
Income tax expense	13,037	12,787	9,632	26,978	13,665
Net income	$36,988	$40,235	$40,079	$24,768	$26,130
Net income per common share - basic	$0.76	$0.86	$0.87	$0.55	$0.59
Net income per common share - diluted	$0.76	$0.85	$0.85	$0.53	$0.57
Weighted average basic shares outstanding	48,721,504	46,783,442	46,319,760	45,325,445	44,374,389
Weighted average diluted shares outstanding	48,785,963	47,163,804	47,107,433	46,875,730	45,717,887

	At or For the Years Ended December 31,
	2020	2019	2018	2017	2016
Selected Financial Ratios and Other Data:
Performance Ratios:
Return on assets (ratio of net income to average total assets)(1) (2) (3) (4) (5)	0.70%	0.86%	0.95%	0.63%	0.70%
Return on equity (ratio of net income to average equity)(1) (2) (3) (4) (5)	5.07	5.89	6.17	3.88	4.26
Interest rate spread(6)	2.40	2.25	2.56	2.79	2.80
Net interest margin(7)	2.61	2.55	2.81	2.99	2.98
Dividend payout ratio(8)	58.06	50.20	46.59	63.17	53.86
Efficiency ratio(9) (10)	55.57	58.10	56.16	55.90	64.34
Non-interest expense to average total assets	1.49	1.57	1.60	1.72	1.95
Average interest-earning assets to average interest-bearing liabilities	126.98	124.47	127.84	128.71	128.68
Average equity to average total assets	13.86	14.58	15.47	16.31	16.44
Asset Quality Ratios:
Non-performing assets to total assets	0.54	0.20	0.21	0.16	0.21
Non-performing loans(11) to total loans(12)	0.77	0.29	0.28	0.18	0.25
Allowance for loan losses to non-performing loans held-for-investment	390.56	288.48	299.06	472.63	333.23
Allowance for loan losses to total non-performing loans	127.38	288.48	299.06	472.63	333.23
Allowance for loan losses to total loans held-for-investment, net(13) (15)	0.98	0.84	0.85	0.83	0.83
Allowance for loan losses to originated loans held-for-investment, net(14) (15)	1.10	0.93	0.99	1.04	1.10
Capital Ratios:
Common equity Tier 1 capital (to risk-weighted assets)(16)	N/A	16.35	17.17	18.02	18.79
Total capital (to risk-weighted assets)(16)	N/A	17.09	17.93	18.81	19.60
Tier 1 capital (to risk-weighted assets)(16)	N/A	16.35	17.17	18.02	18.79
Tier 1 capital (to adjusted assets)(16)	12.73	13.37	14.82	15.27	15.40
Other Data:
Number of full service offices	38	37	40	39	38
Full time equivalent employees	378	369	358	338	348

(1)	The year ended December 31, 2020, includes: (i) $5.8 million, after tax, in incremental loan loss provisions related to an increase in estimated loss factors associated with the COVID-19 pandemic; (ii) $3.3 million, after tax, in merger-related expenses associated with the Victory acquisition; (iii) $1.6 million, after tax, in occupancy costs related to branch consolidations; and (iv) $479,000, after tax, in gains on loans sold.
(2)	The year ended December 31, 2019, includes: (i) $3.4 million of tax-exempt income from bank owned life insurance proceeds in excess of the cash surrender value of the policies; (ii) $1.6 million after-tax income related to recoveries on loans previously charged-off; and (iii) $755,000, after-tax, in occupancy expense related to branch consolidations, and $125,000 of merger-related expenses.
(3)	The year ended December 31, 2018, includes a $2.7 million reduction in income tax expense related to excess tax benefits from the exercise or vesting of equity awards.
(4)	The year ended December 31, 2017, includes: (i) a tax charge of $10.5 million as a result of the Tax Act; (ii) a $2.3 million reduction in income tax expense related to excess tax benefits from the exercise or vesting of equity awards; and (iii) $1.5 million of tax-exempt income from bank owned life insurance proceeds in excess of the cash surrender value of the policies.
(5)	The year ended December 31, 2016, includes merger-related charges of $2.4 million, net of tax, associated with the acquisition of Hopewell Valley.
(6)	The interest rate spread represents the difference between the weighted-average yield on interest earning assets and the weighted-average costs of interest-bearing liabilities.
(7)	The net interest margin represents net interest income as a percent of average interest-earning assets for the period.
(8)	Dividend payout ratio is calculated as total dividends declared for the year divided by net income for the year.
(9)	The efficiency ratio represents non-interest expense divided by the sum of net interest income and non-interest income.
(10)	The year ended December 31, 2020 includes merger-related pre-tax charges of $4.3 million associated with the Victory acquisition, and $2.2 million in pre-tax occupancy costs related to branch consolidations. The year ended December 31, 2019, includes tax-exempt income from bank owned life insurance proceeds in excess of the cash surrender value of the policies of $3.4 million and pre-tax charges of $1.0 million in occupancy expense related to branch consolidations. The year ended December 31, 2017, include tax-exempt income from bank owned life insurance proceeds in excess of the cash surrender value of the policies of $1.5 million. The year ended December 31, 2016, includes merger-related pre-tax charges of $4.0 million associated with the acquisition of Hopewell Valley.
(11)	Non-performing loans consist of non-accruing loans and loans 90 days or more past due and still accruing (excluding PCI loans), included in total loans held-for-investment, net, and non-performing loans held-for-sale, included in loans held-for-sale.

(12)	Includes originated loans held-for-investment, PCI loans, acquired loans, and loans held-for-sale.
(13)	Includes originated loans held-for-investment, PCI loans and acquired loans (and related allowance for loan losses).
(14)	Excludes PCI loans and acquired loans held-for-investment (and related allowance for loan losses).
(15)	Excluding originated PPP loans of $100.0 million, which are fully government guaranteed and do not carry any provision for losses, the allowance for loan losses to total loans held for investment, net, and originated loans held for investment, net, totaled 1.00% and 1.13%, respectively, at December 31, 2020. There were no PPP loans prior to 2020.
(16)	N/A - Effective March 31, 2020, Northfield Bancorp, Inc. elected to be subject to the Community Bank Leverage Ratio.

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with the Consolidated Financial Statements of Northfield Bancorp, Inc. and the Notes thereto included elsewhere in this report (collectively, the “Financial Statements”).
Overview
On July 1, 2020, the Company completed its acquisition of VSB Bancorp, Inc. (“Victory”), parent company of Victory State Bank, in a stock transaction which after purchase accounting adjustments added approximately $402.8 million in total assets, $180.4 million in loans, and $354.6 million in deposits. Victory State Bank operated six full-service banking offices in Staten Island, New York, two of which were subsequently consolidated into existing bank branches as of December 31, 2020.
Net income was $37.0 million, or $0.76 per common share, and $40.2 million, or $0.85 per common share, for the years ended December 31, 2020 and 2019, respectively. Net income for the year ended December 31, 2020, reflected $5.8 million after tax ($0.12 per share) in incremental loan loss provisions related to an increase in estimated loss factors associated with the COVID-19 pandemic, $3.3 million after tax ($0.07) in merger-related expenses associated with the acquisition of Victory, and $1.6 million after-tax ($0.03 per share) in occupancy costs related to branch consolidations; partially offset by $479,000 after tax ($0.01 per share) in gains on loans sold, and a $445,000 after-tax reduction ($0.01 per share) in the allowance for loan losses related to the sale of loans. Net income for the year ended December 31, 2019, benefited from $3.4 million, or $0.07 per diluted share, of tax-exempt income from bank owned life insurance proceeds in excess of the cash surrender value of the policies, and $1.6 million, after-tax, or $0.03 per diluted share, of income related to recoveries on loans previously charged-off, partially offset by $755,000 after-tax in occupancy costs, related to branch consolidations, and $125,000 of merger-related costs, for a total of $0.02 per diluted share. Net income for the year ended December 31, 2018 benefited from excess tax benefits of $2.7 million, or $0.06 per diluted share, related to the exercise or vesting of equity awards.
Our assets increased by $459.2 million, or 9.1%, to $5.51 billion at December 31, 2020, from $5.06 billion at December 31, 2019, primarily as a result of the Victory acquisition, which added $402.8 million to total assets. Loans (held-for-investment, net, and held-for-sale) increased by $406.0 million, or 11.8%, available-for sale debt securities increased by $126.5 million, or 11.1%, and bank owned life insurance increased by $8.5 million, or 5.5%. Partially offsetting these increases were decreases in cash and cash equivalents of $60.3 million, or 40.8%, and FHLBNY stock of $10.9 million, or 27.6%, and an increase in the allowance for loan losses of $8.9 million, or 31.0%. The increase in assets was funded by a $668.3 million, or 19.6%, increase in deposits to $4.08 billion at December 31, 2020, from $3.41 billion at December 31, 2019. Borrowings decreased $265.2 million, or 30.9%, to $591.8 million at December 31, 2020, from $857.0 million.
Our stockholders’ equity increased by $58.1 million, or 8.4%, to $754.0 million at December 31, 2020, from $695.9 million at December 31, 2019. The increase was primarily attributable to common stock issued in conjunction with the Victory acquisition, which resulted in a $41.2 million increase in equity. Additionally, there was an $8.5 million increase in accumulated other comprehensive income associated with unrealized gains on our debt securities available-for-sale portfolio, net income of $37.0 million for the year ended December 31, 2020, and a $3.2 million increase in equity award activity. The increases were partially offset by $21.5 million in dividend payments and $10.3 million in stock repurchases.
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

Management performs a quarterly evaluation of the adequacy of the allowance for loan losses. This quarterly process is performed by the accounting department, in conjunction with the credit administration department, and approved by the Allowance Committee. The Chief Financial Officer performs a final review of the calculation. All supporting documentation with regard to the evaluation process is maintained by the accounting department. Each quarter a summary of the allowance for loan losses is presented by the Chief Financial Officer to the Audit Committee of the Board of Directors.
The allowance for loan losses has an element for individually evaluated impaired loans held-for-investment and PCI loans, and an element for loans collectively evaluated for impairment.
Management has defined an impaired loan (excluding PCI loans) to be a loan for which it is probable, based on current information, that we will not collect all amounts due in accordance with the contractual terms of the loan agreement. We have defined the population of impaired loans to be all non-accrual loans with an outstanding balance of $500,000 or greater, and all loans identified as a TDR. Impaired loans are individually evaluated for impairment to determine that the loan’s carrying value is not in excess of the estimated fair value of the collateral (less cost to sell), if the loan is collateral dependent, or the present value of the expected future cash flows, if the loan is not collateral dependent. Management performs a detailed evaluation of each impaired loan and generally obtains updated appraisals as part of the evaluation. In addition, management adjusts estimated fair values down to appropriately consider recent market conditions, our willingness to accept, when appropriate, a lower sales price to effect a quick sale, and costs to dispose of any supporting collateral. Determining the estimated fair value of underlying collateral (and related costs to sell) can be difficult in illiquid real estate markets and is subject to significant assumptions and estimates. Management employs an independent third-party expert in appraisal preparation and review to ascertain the reasonableness of all appraisals. Projecting the expected cash flows under TDRs is inherently subjective and requires, among other things, an evaluation of the borrower’s current and projected financial condition. Actual results may be significantly different than our projections, and our allowance for loan losses on these loans, and could have a material effect on our financial results.
The second element of the allowance for loan losses is the allowance for loans collectively evaluated for impairment. This evaluation excludes impaired, trouble-debt restructured, and PCI loans, with the remaining loans being placed into groups with similar risk characteristics, primarily loan type, loan-to-value ratio, and internal credit risk rating. We apply an estimated loss rate to each loan group comprised of historical quantitative loss rates and qualitative factors. The quantitative loss rates are based on our historical net loss rates (using a look-back period and adjusted for loss emergence periods). Qualitative adjustments to such loss rates are made when internal or external factors are identified which may not be fully captured in our historical quantitative net loss rates such as:
•changes in lending policies and procedures;
•changes in local, regional, national, and international economic and business conditions and developments that affect the collectability of our portfolio, including the condition of various market segments;
•changes in the size and composition of our portfolio and in the terms of our loans;
•changes in the experience, ability and depth of lending management and other relevant staff;
•changes in the volume and severity of past due loans, the volume of non-accrual loans, and the volume and severity of adversely classified or graded loans;
•changes in the quality of our loan review system;
•changes in the value of underlying collateral for collateral-dependent loans;
•the existence and effect of any concentrations of credit, and changes in the level of such concentrations; and
•the effect of other external factors such as competition and legal and regulatory requirements on the level of estimated credit losses in our existing portfolio.
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

We have a concentration of loans secured by real property located in New York City, New Jersey, and, to a lesser extent, eastern Pennsylvania. As a substantial amount of our loan portfolio is collateralized by real estate, appraisals of the underlying value of property securing loans are critical in determining the amount of the allowance required for specific loans. Assumptions for appraisal valuations are instrumental in determining the value of properties. Overly optimistic assumptions or negative changes to assumptions could significantly impact the valuation of a property securing a loan and the related allowance determined. The assumptions supporting such appraisals are reviewed by management and an independent third-party appraiser to determine that the resulting values reasonably reflect amounts realizable on the collateral. Based on the composition of our loan portfolio, we believe the primary risks are increases in interest rates, a decline in the economy generally, or a decline in real estate market values in New York, New Jersey, or eastern Pennsylvania. Any one or a combination of these events may adversely affect our loan portfolio resulting in delinquencies, increased loan losses, and future loan loss provisions.
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
PCI Loans. PCI loans are subject to our internal credit review. If and when credit deterioration occurs at the loan pool level subsequent to the acquisition date, a provision for credit losses for PCI loans will be charged to earnings for the full amount of the decline in expected cash flows for the pool. Under the accounting guidance for acquired credit-impaired loans, the allowance for loan losses on PCI loans is measured at each financial reporting date based on future expected cash flows. This assessment and measurement is performed at the pool level and not at the individual loan level. Accordingly, decreases in expected cash flows resulting from further credit deterioration, on a pool basis, as of such measurement date compared to those originally estimated are recognized by recording a provision for credit losses on PCI loans. Subsequent increases in the expected cash flows of the loans in each pool would first reduce any allowance for loan losses on PCI loans; and any excess will be accreted prospectively as a yield adjustment. The analysis of expected cash flows for pools incorporates updated pool level expected prepayment rates, default rates, delinquency levels, and loan level loss severity given default assumptions. The expected cash flows are estimated based on factors which include loan grades established in Northfield Bank's ongoing credit review program, likelihood of default based on observations of specific loans during the credit review process as well as applicable industry data, loss severity based on updated evaluation of cash flows from available collateral, and the contractual terms of the underlying loan agreement. Actual cash flows could differ from those expected, and others provided with the same information could draw different reasonable conclusions and calculate different expected cash flows.
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

Implementation of New Accounting Standard for Accounting for Allowance for Loan Losses
ASU No. 2016-13. In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments - Credit Losses (Topic 326): “Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”). This guidance was subsequently amended by ASU No. 2019-04, “Codification Improvements to Topic 326, Financial Instruments-Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments”; ASU No. 2019-05, “Financial Instruments-Credit Losses (Topic 326): Targeted Transition Relief”; and ASU No. 2019-11, “Codification Improvements to Topic 326, Financial Instruments-Credit Losses”. ASU No. 2016-13 and its subsequent updates are collectively known as “CECL”. CECL replaces the current incurred loss impairment model that recognizes losses when a probable threshold is met with a requirement to recognize lifetime expected credit losses immediately when a financial asset is originated or purchased. For available-for-sale debt securities where fair value is less than cost, credit-related impairment would be recognized in an allowance for credit losses and adjusted in each subsequent period for changes in credit risk. CECL also expands the disclosure requirements regarding an entity’s assumptions, models, and methods for estimating the allowance for credit losses.
ASU 2016-13 and its related amendments were initially effective for financial statements for fiscal years and interim periods beginning after December 15, 2019. The Company elected to defer the adoption of the CECL methodology permitted by the recently enacted CARES Act, signed into law on March 27, 2020, which provided financial institutions with the option to defer adoption of ASU 2016-13 until the earlier of the end of the pandemic or December 31, 2020. This relief was further extended by the Consolidations Appropriations Act enacted on December 27, 2020, to the earlier of the first day of an entity's fiscal year after the date the national emergency terminates or January 1, 2022. The Company adopted ASU 2016-13 and its related amendments on January 1, 2021, using a modified retrospective approach. Our implementation process included: assessment and documentation of governance and reporting processes and related internal controls; model development, documentation and validation; and the incorporation of qualitative adjustments for model limitations, among other things. We contracted with a third-party vendor to assist us in the application of ASU 2016-13. ASU 2016-13 lists several credit loss methods that are acceptable such as a discounted cash flow method, loss-rate method and probability of default/loss given default (“PD/LGD”) method. The Company will utilize the PD/LGD methodology to estimate its allowance for loan losses.
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
Management is currently finalizing calculations of the CECL results as of year-end. Based on several analyses performed, as well as an implementation analysis utilizing existing exposures and forecasts of macroeconomic conditions at December 31, 2020, we currently expect the adoption of ASU 2016-13 will result in an increase to our allowance for loan losses of approximately 10% to 15%, excluding any reclassification related to PCI loans. This increase will be reflected as a cumulative-effect adjustment that decreases beginning retained earnings, net of income taxes. The expected increase in the allowance for credit losses is a result of changing from an incurred loss model, which encompasses allowances for current known and inherent losses within the portfolio, to a CECL model, which encompasses allowances for losses expected to be incurred over the life of the portfolio. Furthermore, ASU 2016-13 necessitates that the Company establish an allowance for expected credit losses for certain debt securities and other financial assets; however, the Company does not expect to record any allowances on debt securities available-for sale.
Future amounts of provision expense related to our allowance for loan losses will depend on the size and composition of our loan portfolio, future economic conditions and borrowers’ payment performance. Future amounts of provision related our debt securities will depend on the composition of our securities portfolio and current market conditions. The adoption of ASU 2016-13 is not expected to have a material impact on our regulatory capital ratios.

Other New Accounting Standards Issued but Not Yet Effective
ASU No. 2020-04. On March 12, 2020, FASB issued ASU No. 2020-04, “Reference Rate Reform ("ASC 848"): Facilitation of the Effects of Reference Rate Reform on Financial Reporting”, which provides temporary optional guidance to ease the potential burden in accounting for reference rate reform. The ASU provides optional expedients and exceptions for applying generally accepted accounting principles to contract modifications and hedging relationships, subject to meeting certain criteria, that reference the London Inter-Bank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued. It is intended to help stakeholders during the global market-wide reference rate transition period. The guidance is effective for all entities as of March 12, 2020 through December 31, 2022. The Company is implementing a transition plan to identify and modify its loans and other financial instruments that are either directly or indirectly influenced by LIBOR. The Company is in the process of evaluating ASU No. 2020-04 and its impact on the Company’s transition away from LIBOR for its loan and other financial instruments, with no material expected impact on the Company's Consolidated Financial Statements.
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

Comparison of Financial Condition at December 31, 2020 and 2019
Total assets increased $459.2 million, or 9.1%, to $5.51 billion at December 31, 2020, from $5.06 billion at December 31, 2019. The increase was primarily due to increases in total loans (held-for-investment, net, and held-for-sale) of $406.0 million, or 11.8%, available-for sale debt securities of $126.5 million, or 11.1%, and bank owned life insurance of $8.5 million. Partially offsetting these increases were decreases in cash and cash equivalents of $60.3 million, or 40.8%, and FHLBNY stock of $10.9 million, or 27.6%, and an increase in the allowance for loan losses of $8.9 million, or 31.0%.
The Company’s available-for-sale debt securities portfolio increased by $126.5 million, or 11.1%, to $1.26 billion at December 31, 2020, from $1.14 billion at December 31, 2019. The increase was primarily attributable to $126.9 million of securities acquired from Victory, partially offset by paydowns, maturities, calls, and sales. At December 31, 2020, $1.17 billion of the portfolio consisted of residential mortgage-backed securities issued or guaranteed by Fannie Mae, Freddie Mac, or Ginnie Mae. In addition, the Company held $88.4 million in corporate bonds, all of which were considered investment grade at December 31, 2020, $3.2 million in U.S. Government agency securities, $123,000 in municipal bonds, and $798,000 in other debt securities. The effective duration of the securities portfolio at December 31, 2020 was 1.05 years.
Loans held-for-investment, net, increased $386.2 million to $3.82 billion at December 31, 2020, from $3.44 billion at December 31, 2019, primarily due to an increase in originated loans held-for-investment of $351.9 million, and $180.4 million of loans acquired from the Victory acquisition, partially offset by paydowns and transfers to loans held-for-sale. Originated loans held-for-investment, net, totaled $3.34 billion at December 31, 2020, as compared to $2.99 billion at December 31, 2019. The increase was primarily due to an increase in multifamily real estate loans of $226.3 million, or 10.3%, to $2.42 billion at December 31, 2020, from $2.20 billion at December 31, 2019, and an increase in commercial and industrial loans of $104.2 million, or 229.9%, to $149.6 million December 31, 2020, from $45.3 million at December 31, 2019, primarily due to loans originated under the PPP authorized by the CARES Act. The PPP loans are administered by the SBA, which provides 100% federally guaranteed loans for small businesses to cover payroll, utilities, rent and interest. These small business loans may be forgiven if borrowers maintain their payrolls and satisfy certain other conditions for a period of time during the COVID-19 pandemic. As of December 31, 2020, we had originated over 1,000 loans, totaling approximately $118.5 million. PPP provides for lender processing fees that range from 1% to 5% of the final disbursement made to individual borrowers. As of December 31, 2020, we have received loan processing fees of $4.2 million, of which $1.6 million was recognized in earnings during 2020 and the remainder will be recognized in income over the remaining life of the loans. As part of the Victory acquisition, we acquired 395 PPP loans, totaling approximately $30.0 million. Loan processing fees totaling $1.1 million have been received, of which $276,000 has been recognized in earnings during 2020.
The following tables detail our multifamily real estate originations for the years ended December 31, 2020 and 2019 (dollars in thousands):

Year ended December 31, 2020
Multifamily Originations	Weighted Average Interest Rate	Weighted Average Loan-to-Value Ratio	Weighted Average Months to Next Rate Change or Maturity for Fixed Rate Loans	(F)ixed or (V)ariable	Amortization Term
$572,399	3.39%	59%	82	V	20 to 30 Years
1,500	4.40%	47%	180	F	15 Years
$573,899	3.39%	59%

Year Ended December 31, 2019
Multifamily Originations	Weighted Average Interest Rate	Weighted Average Loan-to-Value Ratio	Weighted Average Months to Next Rate Change or Maturity for Fixed Rate Loans	(F)ixed or (V)ariable	Amortization Term
$455,688	4.02%	58%	99	V	10-30 Years
23,310	4.39%	50%	167	F	10-15 Years
$478,998	4.04%	58%
Acquired loans increased by $33.1 million to $465.7 million at December 31, 2020, from $432.7 million at December 31, 2019, primarily due to $180.4 million of loans acquired from Victory, partially offset by paydowns of primarily one-to-four family residential and multifamily loans. The Victory loan portfolio was comprised of $109.8 million in commercial real estate loans, $23.9 million in construction loans, $45.3 million in commercial and industrial loans (including $30.0 million PPP loans) with the remainder primarily in residential loans.

There were no purchased pool loans in 2020. The following table provides the details of the purchased pool loans during the year ended December 31, 2019 (dollars in thousands):

Principal Amounts Purchased	Loan Type	Weighted Average Interest Rate(1)	Weighted Average Loan-to-Value Ratio(2)	Weighted Average Months to Next Rate Change or Maturity for Fixed Rate Loans(2)	(F)ixed or (V)ariable	Original Amortization Term
$4,230	Residential	4.19%	70.5%	324	F	15 - 30 Years
17,253	Residential	3.69%	63.0%	78	V	30 Years
19,448	Residential	4.19%	71.3%	333	F	30 Years
3,262	Residential	3.93%	65.5%	346	F	30 Years
44,193		3.98%

(1) Net of servicing fee retained by the originating bank.
The geographic locations of the properties collateralizing the loans purchased in the table above are as follows: 83% in Massachusetts, 13% in New York, and 4% in New Jersey.
PCI loans totaled $18.5 million at December 31, 2020, as compared to $17.4 million at December 31, 2019. The increase was due to $3.9 million of PCI loans acquired as part of the Victory acquisition, partially offset by paydowns. The majority of the PCI loan balance consists of loans acquired as part of an FDIC-assisted transaction in 2011. The Company accreted interest income attributable to PCI loans of $2.9 million, $4.1 million, and $4.2 million for the years ended December 31, 2020, 2019, and 2018, respectively.
Cash and cash equivalents decreased by $60.3 million, or 40.8%, to $87.5 million at December 31, 2020, from $147.8 million at December 31, 2019, primarily due to a decrease in cash balances at the Federal Reserve Bank. Balances fluctuate based on the timing of receipt of security and loan repayments and the redeployment of cash into higher-yielding assets such as loans and securities, or the funding of deposit outflows or borrowing maturities.
Bank owned life insurance increased $8.5 million, or 5.5%, to $161.9 million at December 31, 2020, as compared to $153.5 million at December 31, 2019. The increase resulted from $5.7 million in policies added from the Victory acquisition and income earned on bank owned life insurance for the year ended December 31, 2020.
FHLBNY stock decreased by $10.9 million, or 27.6%, to $28.6 million at December 31, 2020, from $39.6 million at December 31, 2019. The decrease in FHLBNY stock directly correlates with lower short-term borrowing balances at December 31, 2020, as compared to December 31, 2019.
Total liabilities increased $401.1 million, or 9.2%, to $4.76 billion at December 31, 2020, from $4.36 billion at December 31, 2019. The increase was primarily attributable to an increase in deposits of $668.3 million, partially offset by a decrease in other borrowings of $265.2 million.
Deposits increased $668.3 million, or 19.6%, to $4.08 billion at December 31, 2020, as compared to $3.41 billion at December 31, 2019, due to both the Victory acquisition, which added $354.6 million to total deposits, as well as organic deposit growth. The increase was attributable to increases of $639.7 million in transaction accounts, $393.5 million in savings accounts, and $162.0 million in money market accounts, partially offset by a decrease of $526.9 million in certificates of deposit.
Borrowings and securities sold under agreements to repurchase decreased to $591.8 million at December 31, 2020, from $857.0 million at December 31, 2019. Management utilizes borrowings to mitigate interest rate risk, for short-term liquidity, and, to a lesser extent, as part of leverage strategies.

Total stockholders’ equity increased by $58.1 million to $754.0 million at December 31, 2020, from $695.9 million at December 31, 2019. The increase was primarily attributable to common stock issued for the purchase of Victory. The Company issued 3,837,168 shares of common stock in the Victory acquisition at a price of $10.73, which resulted in an increase in equity of $41.2 million. Additionally, there was an $8.5 million increase in accumulated other comprehensive income associated with unrealized gains on our debt securities available-for-sale portfolio, net income of $37.0 million for the year ended December 31, 2020, and a $3.2 million increase in equity award activity. The increases were partially offset by $21.5 million in dividend payments and $10.4 million in stock repurchases. The Company repurchased 885,535 shares of its common stock outstanding at an average price of $11.59 for a total of $10.3 million during the fourth quarter of 2020, pursuant to the stock repurchase plan which had been previously suspended in light of the COVID-19 pandemic, but was reinstated effective October 28, 2020 with 1.45 million shares remaining for repurchase. There were 564,488 shares remaining for repurchase as of December 31, 2020.
Comparison of Operating Results for the Years Ended December 31, 2020 and 2019
Net Income. Net income was $37.0 million and $40.2 million for the years ended December 31, 2020 and December 31, 2019, respectively. Significant variances from the prior year are as follows: an $18.0 million increase in net interest income, a $12.7 million increase in the provision for loan losses, a $3.3 million decrease in non-interest income, and a $5.0 million increase in non-interest expense.
Interest Income. Interest income increased by $3.0 million, or 1.8%, to $168.1 million for the year ended December 31, 2020, as compared to $165.1 million for the year ended December 31, 2019. The increase was primarily due to an increase in the average balance of interest-earning assets of $580.5 million, or 13.2%.The increase in the average balance of interest-earning assets was primarily attributable to increases in average loans of $324.9 million, average mortgage-backed securities of $237.3 million, and average interest-earning deposits in financial institutions of $100.7 million, partially offset by a decrease in average other securities of $84.3 million. This was partially offset by a 38 basis point increase in the yields earned on interest-earning assets to 3.38% for the year ended December 31, 2020, from 3.76% for the prior year. The decrease in interest-earning asset yields was due to decreases in market interest rates coupled with PPP loan originations, which have lower yields than other loans. The Company accreted interest income related to its PCI loans of $2.9 million for the year ended December 31, 2020, as compared to $4.1 million for the year ended December 31, 2019. Interest income for the year ended December 31, 2020, included loan prepayment income of $2.2 million as compared to $1.6 million for the year ended December 31, 2019. Also included in net interest income for the year ended December 31, 2020, were PPP fees of approximately $1.9 million. Included in net interest income for the year ended December 31, 2019, was $314,000 of interest income recorded on the pay-off of a non-accrual loan.
Interest Expense. Interest expense decreased $15.0 million, or 28.2%, to $38.3 million for the year ended December 31, 2020, from $53.4 million for the year ended December 31, 2019. The decrease was attributable to a decrease in interest expense on deposits of $16.1 million, or 39.0%, partially offset by an increase in interest expense on borrowings of $1.1 million, or 9.0%. The decrease in interest expense on deposits was primarily attributable to a 63 basis point decrease in the cost of interest-bearing deposits to 0.77% for the year ended December 31, 2020, from 1.40% for the prior year, partially offset by an increase in the average balance of interest-bearing deposits of $318.4 million, or 10.8%, due to the Victory acquisition as well as organic deposit growth. The decrease in the cost of interest-bearing deposits was primarily due to the Federal Reserve's reductions in the targeted federal funds rate and a shift in the composition of the deposit portfolio towards more core deposits. The increase in interest expense on borrowings was attributable to a $69.0 million, or 12.0%, increase in average borrowings outstanding, partially offset by a six basis point decrease in the cost of borrowings to 2.03% for the year ended December 31, 2020.
Net Interest Income. Net interest income for the year ended December 31, 2020, increased $18.0 million, or 16.1%, to $129.8 million, from $111.8 million for the year ended December 31, 2019, primarily due to a $580.5 million, or 13.2%, increase in average interest-earning assets as well as a six basis point increase in net interest margin to 2.61% from 2.55%. The increase in net interest margin was primarily due to the decrease in the cost of interest-bearing liabilities outpacing the decrease in yields on interest earning assets. Yields earned on interest-earning assets decreased 38 basis points to 3.38% for the year ended December 31, 2020, from 3.76% for the prior year. The cost of interest-bearing liabilities decreased 53 basis points to 0.98% for the year ended December 31, 2020, from 1.51% for the prior year, driven by lower cost of deposits and borrowed funds.

Provision for Loan Losses. The provision for loan losses increased by $12.7 million for the year ended December 31, 2020, compared to a provision of $22,000 for the year ended December 31, 2019. The increase in the provision for loan losses was primarily due to increases in the qualitative factors used in determining the adequacy of the allowance for loan losses related to unemployment, loan risk rating changes and increased risks related to loans on forbearance, resulting from economic uncertainty attributable to the COVID-19 pandemic, and higher charge-offs. Year-over-year loan growth also contributed to the increase in the provision. Net charge-offs were $3.8 million for the year ended December 31, 2020, as compared to net recoveries of $1.2 million for the year ended December 31, 2019.
Non-interest Income. Non-interest income decreased $3.3 million, or 22.5%, to $11.5 million for the year ended December 31, 2020, from $14.8 million for the year ended December 31, 2019, primarily due to decreases of: (i) $914,000 in fees and service charges for customer services, related to fees waived due to the COVID-19 pandemic, as well as a decline in overdrafts due to lower consumer spending; (ii) $3.2 million in income on bank owned life insurance, attributable to lower insurance proceeds received in excess of the related cash surrender value of the policies; and (iii) $387,000 in gains on trading securities, net. For the year ended December 31, 2020, gains on trading securities were $1.6 million as compared to gains of $2.0 million for the year ended December 31, 2019. The trading portfolio is utilized to fund the Company’s deferred compensation obligation to certain employees and directors of the Company's deferred compensation plan (the “Plan”). The participants of this Plan, at their election, defer a portion of their compensation. Gains and losses on trading securities have no effect on net income since participants benefit from, and bear the full risk of, changes in the trading securities market values. Therefore, the Company records an equal and offsetting amount in compensation expense, reflecting the change in the Company’s obligations under the Plan. Partially offsetting the decreases was a $665,000 gain on the sale of a portfolio of $47.5 million in multifamily loans in the quarter ended June 30, 2020, and an increase in other income of $1.4 million, primarily attributable to an increase in swap fee income.
Non-interest Expense. Non-interest expense increased $5.0 million, or 6.7%, to $78.5 million for the year ended December 31, 2020, compared to $73.5 million for the year ended December 31, 2019. This was due primarily to a $1.9 million increase in employee compensation and benefits, related to change-in-control and severance compensation associated with the Victory acquisition, increased salary and benefit expenses due to the addition of Victory personnel, and increased medical benefit costs. Partially offsetting the increase was a decrease in expense related to the Company's deferred compensation plan, which is described above and has no effect on net income, and a decrease in equity award expense related to equity awards that fully vested in June 2019. Additionally, there was a $1.5 million increase in occupancy costs primarily attributable to costs associated with the branch consolidations, and to a lesser extent, higher rent expense associated with additional branches from the Victory acquisition, and a $2.4 million increase in data processing costs, $1.3 million of which relates to a contract termination penalty associated with the completion of Victory's core systems conversion. Partially offsetting the increases was a $1.4 million decrease in advertising expense, due to fewer marketing campaigns in 2020, and an $820,000 decrease in other non-interest expense, primarily related to a decrease in directors' equity award expense associated with awards that fully vested in June 2019.
Income Tax Expense. The Company recorded income tax expense of $13.0 million for the year ended December 31, 2020, compared to $12.8 million for the year ended December 31, 2019. The effective tax rate for the year ended December 31, 2020, was 26.1% compared to 24.1% for the year ended December 31, 2019. The higher effective tax rate for the year ended December 31, 2020, was primarily attributable to lower tax exempt income of $2.4 million from bank owned life insurance proceeds in excess of the cash surrender value of the policies received, compared to the prior year, and non-deductible merger-related expenses for the year ended December 31, 2020.
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
Non-interest Expense. Non-interest expense increased $6.5 million, or 9.7%, to $73.5 million for the year ended December 31, 2019, from $67.0 million for the year ended December 31, 2018. This was due primarily to increases of $4.8 million in employee compensation and benefits; $1.6 million in occupancy costs; $668,000 in data processing costs; and $716,000 in advertising costs. Of the $4.8 million increase in compensation and employee benefits, $2.9 million was related to the Company's deferred compensation plan, with the remainder attributable to increased costs associated with new hires related to a branch opening and new lending personnel, merit increases effective January 1, 2019, and higher medical benefit costs, partially offset by a decrease in equity award expense. The increase in occupancy costs was primarily attributable to costs associated with the consolidation of three branches, and to a lesser extent higher rent expense associated with a new branch opening. The increase in data processing costs was related to our continued strategic initiative to enhance our technology solutions both internally and to our customers, and growth in the number of accounts we service. The increase in advertising expense was attributable to the timing of advertising programs and increased expenditure focused on driving growth. These increases were partially offset by decreases of $502,000 in federal insurance premiums due to a reduction in our deposit insurance assessment as a result of the utilization of credits, and $869,000 in other non-interest expense, primarily related to a decrease in Directors' equity award expense. Non-interest expense included equity award expense of $3.2 million for the year ended December 31, 2019, as compared to $5.4 million for the year ended December 31, 2018. The lower expense in the current year was primarily attributable to equity awards that were fully vested on June 11, 2019.

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

	For the Years Ended December 31,
	2020			2019			2018
	Average Outstanding Balance	Interest	Average Yield/ Rate	Average Outstanding Balance	Interest	Average Yield/ Rate	Average Outstanding Balance	Interest	Average Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Loans (1)	$3,622,777	$146,570	4.05%	$3,297,859	$136,133	4.13%	$3,176,965	$127,591	4.02%
Mortgage-backed securities (2)	1,015,338	16,572	1.63%	777,997	19,710	2.53%	540,859	12,987	2.40%
Other securities(2)	131,832	2,871	2.18%	216,125	6,331	2.93%	153,346	4,112	2.68%
FHLBNY stock	29,992	1,825	6.08%	28,223	1,618	5.73%	24,731	1,683	6.81%
Interest-earning deposits	168,011	307	0.18%	67,289	1,351	2.01%	63,898	919	1.44%
Total interest-earning assets	4,967,950	168,145	3.38%	4,387,493	165,143	3.76%	3,959,799	147,292	3.72%
Non-interest-earning assets	296,128			297,872			242,128
Total assets	$5,264,078			$4,685,365			$4,201,927

Interest-bearing liabilities:
Savings, NOW, and money market accounts	$2,356,634	$10,241	0.43%	$1,921,564	$20,473	1.07%	$1,681,567	$11,053	0.66%
Certificates of deposit	910,444	14,989	1.65%	1,027,122	20,855	2.03%	956,821	16,688	1.74%
Total interest-bearing deposits	3,267,078	25,230	0.77%	2,948,686	41,328	1.40%	2,638,388	27,741	1.05%
Borrowings	645,305	13,107	2.03%	576,284	12,030	2.09%	459,180	8,309	1.81%
Total interest-bearing liabilities	3,912,383	38,337	0.98%	$3,524,970	53,358	1.51%	3,097,568	36,050	1.16%
Non-interest-bearing deposits	529,138			384,740			405,319
Accrued expenses and other liabilities	93,210			92,469			49,157
Total liabilities	4,534,731			4,002,179			3,552,044
Stockholders’ equity	729,347			683,186			649,883
Total liabilities and stockholders’ equity	$5,264,078			$4,685,365			$4,201,927

Net interest income		$129,808			$111,785			$111,242
Net interest rate spread (3)			2.40%			2.25%			2.56%
Net interest-earning assets (4)	$1,055,567			$862,523			$862,231
Net interest margin (5)			2.61%			2.55%			2.81%
Average interest-earning assets to interest-bearing liabilities			126.98%			124.47%			127.84%

(1)	Includes non-accruing loans.
(2)	Securities available-for-sale are reported at amortized cost.
(3)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(4)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(5)	Net interest margin represents net interest income divided by average total interest-earning assets.
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

	Year Ended December 31,			Year Ended December 31,
	2020 vs. 2019			2019 vs. 2018
			Total			Total
	Increase (Decrease) Due to		Increase	Increase (Decrease) Due to		Increase
	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)
	(Dollars in thousands)
Interest-earning assets:
Loans	$13,078	$(2,641)	$10,437	$4,933	$3,609	$8,542
Mortgage-backed securities	18,889	(22,027)	(3,138)	5,973	750	6,723
Other securities	(2,087)	(1,373)	(3,460)	1,810	409	2,219
FHLBNY stock	105	102	207	560	(625)	(65)
Interest-earning deposits	1,614	(2,658)	(1,044)	51	381	432
Total interest-earning assets	31,599	(28,597)	3,002	13,327	4,524	17,851
Interest-bearing liabilities:
Savings, NOW and money market accounts	6,335	(16,567)	(10,232)	1,761	7,659	9,420
Certificates of deposit	(2,201)	(3,665)	(5,866)	1,288	2,879	4,167
Total deposits	4,134	(20,232)	(16,098)	3,049	10,538	13,587
Borrowings	1,391	(314)	1,077	2,322	1,399	3,721
Total interest-bearing liabilities	5,525	(20,546)	(15,021)	5,371	11,937	17,308
Change in net interest income	$26,074	$(8,051)	$18,023	$7,956	$(7,413)	$543
Asset Quality
PCI Loans
PCI loans are recorded at estimated fair value using discounted expected future cash flows deemed to be collectible on the date acquired. Based on its detailed review of PCI loans and experience in loan workouts, management believes it has a reasonable expectation about the amount and timing of future cash flows and accordingly has classified PCI loans ($18.5 million at December 31, 2020) as accruing, even though they may be contractually past due. At December 31, 2020, 9.6% of PCI loans were past due 30 to 89 days, and 35.2% were past due 90 days or more, as compared to 20.9% and 24.3%, respectively, at December 31, 2019.
Originated and Acquired Loan
The discussion that follows includes originated and acquired loans, both held-for-investment and held-for-sale.
General.  Maintaining loan quality historically has been, and will continue to be, a key element of our business strategy. We employ conservative underwriting standards for new loan originations and maintain sound credit administration practices while the loans are outstanding. In addition, substantially all of our loans are secured, predominantly by real estate. At December 31, 2020, our non-performing loans totaled $29.5 million, or 0.77%, of total loans which included $19.9 million of loans held-for-sale. Net charge-offs for the year ended December 31, 2020, were $3.8 million, or 0.11%, of average loans outstanding and include $3.6 million related to higher risk commercial and multifamily loans transferred to held-for-sale in the fourth quarter of 2020. For the year ended December 31, 2019, the Company had net recoveries of $1.2 million, and for the year ended December 31, 2018, net charge-offs were $1.3 million, or 0.04%, of average loans outstanding.

Non-performing Assets and Delinquent Loans.  The following table details non-performing assets consisting of non-performing loans held-for-investment and non-performing loans held-for-sale at December 31, 2020 and 2019 (in thousands):

	December 31,
	2020	2019
Non-accrual loans:
Held-for-investment	$4,811	$5,036
Non-accruing loans subject to restructuring agreements:
Held-for-investment	3,705	4,397
Total non-accruing loans held-for-investment	8,516	9,433
Loans 90 days or more past due and still accruing:
Held-for-investment	1,113	518
Total non-performing loans held-for-investment	9,629	9,951
Other non-performing loans held-for-sale	19,895	—
Total non-performing loans	29,524	9,951
Total non-performing assets	$29,524	$9,951
Loans subject to restructuring agreements and still accruing	$7,697	$14,143
Accruing loans 30 to 89 days delinquent	$13,982	$8,206
The following table details non-performing loans by loan type at December 31, 2020 and 2019 (in thousands):

	December 31,
	2020	2019
Held-for-investment
Real estate loans:
Commercial	$6,229	$7,922
One-to-four family residential	906	889
Multifamily	1,153	437
Home equity and lines of credit	191	185
Commercial and industrial	37	—
Total non-accrual loans held-for-investment	8,516	9,433
Loans delinquent 90 days or more and still accruing:
Real estate loans:
Commercial	500	253
One-to-four family residential	174	265
Commercial and industrial	436	—
Other	3	—
Total loans delinquent 90 days or more and still accruing held-for-investment	1,113	518
Non-performing loans held-for-sale
Real estate loans:
Commercial	18,250	—
Multifamily	1,612	—
Commercial and industrial	33	—
Total non-performing loans held-for-sale	19,895	—
Total non-performing loans	$29,524	$9,951
Loans held-for-sale are comprised of high risk, primarily commercial real estate accommodation (hotel/motel) loans, that were modified in the form of interest and/or principal payment deferrals due to COVID-19 related hardships, and have not returned to contractual payments after 180 days of relief and were transferred to held-for-sale. The Company expects the sale to occur in the first quarter of 2021.

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
The following table sets forth the total amounts of delinquencies for accruing loans that were 30 to 89 days past due by type and by amount at the dates indicated (in thousands):

	December 31,
	2020	2019
Real estate loans:
Commercial	$8,792	$5,450
One-to-four family residential	1,152	1,590
Construction and land	994	147
Multifamily	1,893	547
Home equity and lines of credit	380	217
Commercial and industrial loans	760	229
Other loans	11	26
	$13,982	$8,206
The increase in accruing loans 30 to 89 days delinquent from December 31, 2019, was primarily due to an increase in delinquencies associated with a deterioration of economic conditions caused by the COVID-19 pandemic.
Included in non-accruing loans held-for-investment are loans subject to restructuring agreements (“TDRs”) totaling $3.7 million and $4.4 million at December 31, 2020, and December 31, 2019, respectively. At December 31, 2020, two of the non-accruing TDRs totaling $462,500 were not performing in accordance with their restructured terms, and are collateralized by real estate with an appraised value of $620,000. At December 31, 2019, two of the non-accruing TDRs totaling $255,000 were not performing in accordance with their restructured terms, and are collateralized by real estate with an aggregate estimated fair value of $946,000.

The Company also holds loans held-for-investment subject to restructuring agreements that are on accrual status, which totaled $7.7 million and $14.1 million at December 31, 2020, and December 31, 2019, respectively. At December 31, 2020, $6.5 million, or 84.1%, of the $7.7 million of accruing loans subject to restructuring agreements were performing in accordance with their restructured terms. At December 31, 2019, $13.8 million, or 97.3%, of the $14.1 million of accruing loans subject to restructuring agreements were performing in accordance with their restructured terms. Generally, the types of concessions that we make to troubled borrowers include both temporary and permanent reductions to interest rates, extensions of payment terms, and, to a lesser extent, forgiveness of principal and interest.

The table below sets forth the amounts and categories of TDRs as of December 31, 2020, and December 31, 2019 (in thousands):

	At December 31,
	2020		2019
	Non-Accruing	Accruing	Non-Accruing	Accruing
Real estate loans:
Commercial	$3,292	$5,518	$4,102	$10,810
One-to-four family residential	413	1,490	255	2,224
Multifamily	—	626	40	997
Home equity and lines of credit	—	47	—	54
Commercial and industrial loans	—	16	—	58
	$3,705	$7,697	$4,397	$14,143
Performing in accordance with restructured terms	87.5%	84.1%	64.5%	97.3%

COVID-19 Exposure
Management continues to evaluate the Company's exposure to increased loan losses related to the COVID-19 pandemic, in particular the commercial real estate and multifamily loan portfolios. During the second quarter of 2020, the Company implemented a customer relief program to assist borrowers that may be experiencing financial hardship due to COVID-19 related challenges. The relief program grants principal and/or interest payment deferrals typically for a period of 90 days, which management may choose to extend for an additional 90 days, for a maximum of 180 days on a cumulative and successive basis. At the peak of forbearance, the Company had 286 loans approved for payment deferral representing $360.2 million, or approximately 10% of the Company's loan portfolio (excluding PCI loans). As of December 31, 2020, the Company had approximately $31.3 million, or 29 outstanding loans (excluding PCI and held-for-sale loans) approved for or executed forbearance, representing approximately 0.8% of the Company’s outstanding loan portfolio (excluding PCI and held-for-sale loans) as of that date. Loans currently in deferment status (“COVID-19 Modified Loans”) will continue to accrue interest during the deferment period unless otherwise classified as non-performing. COVID-19 Modified Loans are required to make escrow payments for real estate taxes and insurance, if applicable. The COVID-19 Modified Loan agreements also require loans to be brought back to their fully contractual terms within 12 to 18 months and include covenants that prohibit distributions, bonuses, or payments of management fees to related entities until all deferred payments are made. Consistent with industry regulatory guidance, borrowers that were otherwise current on loan payments that were granted COVID-19 related financial hardship payment deferrals will continue to be reported as current loans throughout the agreed upon deferral period. Borrowers, which were delinquent in their payments to the Bank, prior to requesting a COVID-19 related financial hardship payment deferral are reviewed on a case by case basis for TDR classification and non-performing loan status.

The following table sets forth the property types collateralizing our originated and acquired (excluding PCI and held-for-sale) loans and loans approved for/in forbearance as of December 31, 2020 (dollars in thousands):

	Loan Portfolio by Property Type at December 31, 2020					Loans Approved For/Executed Forbearance for COVID Relief as of December 31, 2020
	Number of Loans	Amount	Average Loan Size	Weighted Average LTV Ratio	% of Total Loans	Number of Loans (2) (3)	Amount	Average Loan Size	Weighted Average LTV Ratio	% of Portfolio by Property Type
Commercial Real Estate and Multifamily
Multifamily(1)	1,106	$2,512,934	$2,272	53%	66.1%	7	$17,924	$2,561	54%	0.71%
Mixed use (majority of space is non-residential)	232	156,411	674	46%	4.1%	7	9,396	1,342	56%	6.01%
Retail	91	149,744	1,646	49%	3.9%	1	607	607	55%	0.41%
Office buildings	112	110,909	990	46%	2.9%	2	1,985	993	58%	1.79%
Accommodations (hotel/motel)	9	53,159	5,907	53%	1.4%	1	156	156	16%	0.29%
Nursing Home	5	27,712	5,542	58%	0.7%	—	—	—	—%	—%
Medical Office Buildings	24	26,974	1,124	64%	0.7%	—	—	—	—%	—%
Industrial and Manufacturing (Office and Plant)	23	18,879	821	44%	0.5%	—	—	—	—%	—%
Warehousing	31	24,910	804	47%	0.7%	—	—	—	—%	—%
Restaurant	22	13,263	603	52%	0.4%	1	89	89	—%	0.67%
Religious	17	10,886	640	39%	0.3%	—	—	—	—%	—%
Bank Branch	8	6,589	824	46%	0.2%	—	—	—	—%	—%
Schools/Child Day care	6	5,676	946	37%	0.1%	—	—	—	—%	—%
Automobile	19	6,826	359	52%	0.2%	—	—	—	—%	—%
Funeral Home	2	1,785	893	99%	—%	—	—	—	—%	—%
Leisure	3	4,109	1,370	48%	0.1%	1	79	—	7%	1.92%
Car Wash	1	528	528	20%	—%	—	—	—	—%	—%
Other	124	99,207	800	59%	2.6%	—	—	—	—%	—%
Total commercial real estate and multifamily	1,835	3,230,501	1,760	52%	84.9%	20	30,236	1,512	50%	0.94%
One-to-four family residential	679	212,221	313	34%	5.6%	1	111	111	21%	0.05%
Home equity and lines of credit	1,735	93,137	54	47%	2.4%	1	32	32	67%	0.03%
Construction and land	45	74,350	1,652	40%	2.0%	—	—	—	—%	—%
Commercial and industrial loans	2,061	191,480	93	NM	5.0%	7	969	138	NM	0.51%
Other	130	3,031	23	NM	0.1%	—	—	—	—%	—%
Total loans held-for-investment (excluding PCI)	6,485	$3,804,720	587		100.0%	29	$31,348	1,081		0.82%

(1) Property type is apartment units equal or greater than five units.
(2) Excludes nine loans with aggregate unpaid principal balances of $23.5 million that have been reclassified to loans held for sale on the balance sheet at an estimated net realizable value of $19.9 million.
(3) Includes four loans totaling $3.1 million for which forbearance has been approved but not yet executed as of December 31, 2020.

Allowance for Loan Losses. The allowance for loan losses to non-performing loans decreased from 288.48% at December 31, 2019 to 127.38% at December 31, 2020. This decrease was primarily attributable to an increase in non-performing loans of $19.6 million, from $10.0 million at December 31, 2019 to $29.5 million at December 31, 2020. During the fourth quarter of 2020, the Company transferred $19.9 million of certain high risk, primarily commercial real estate accommodation (hotel/motel) loans, that were modified in the form of interest and/or principal payment deferrals due to COVID-19 related hardships, and have not returned to contractual payments after 180 days of relief, to held-for-sale.

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
The allowance for loan losses to originated loans held-for-investment, net, was 1.10% (1.13% excluding PPP loans which are fully government guaranteed and do not carry any allowance for loan losses) at December 31, 2020, as compared to 0.93% at December 31, 2019. The increase in the loan coverage ratio from December 31, 2019 was primarily attributable to an $8.9 million increase in the allowance for loan losses attributable to increases in the qualitative factors used in determining the adequacy of the allowance for loan losses related to unemployment, loan risk rating changes and increased risks related to loans on forbearance, resulting from economic uncertainty associated with the COVID-19 pandemic, as well as higher charge-offs. Net charge-offs were $3.8 million for the year ended December 31, 2020, compared to net recoveries of $1.2 million for the year ended December 31, 2019, and net charge-offs of $1.3 million for the year ended December 31, 2018. Net charge-offs for the year ended December 31, 2020, include $3.6 million related to higher risk commercial real estate and multifamily loans transferred to held-for-sale at estimated net realizable value in the fourth quarter of 2020. The provision for loan losses was $12.7 million, $22,000 and $2.6 million for the years ended December 31, 2020, 2019, and 2018, respectively.
Specific reserves on loans individually evaluated for impairment decreased by $69,000, or 49%, from $142,000 at December 31, 2019, to $73,000 at December 31, 2020. At December 31, 2020, the Company had 26 loans classified as impaired and recorded $73,000 of specific reserves on four of the 26 impaired loans. At December 31, 2019, the Company had 29 loans classified as impaired and recorded $142,000 of specific reserves on three of the 29 impaired loans.
The following table sets forth activity in our allowance for loan losses, by loan type, at December 31, for the years indicated (in thousands):

	Real estate loans
	Commercial	One-to-four Family Residential	Construction and Land	Multifamily	Home Equity and Lines of Credit	Commercial and Industrial	Other	PCI	Acquired	Total Allowance for Loan Losses
2017	$5,196	$503	$610	$17,374	$122	$1,273	$94	$951	$37	$26,160
Provision for loan losses	1,641	(162)	(147)	684	229	346	14	59	(49)	2,615
Recoveries	49	4	—	26	—	20	—	—	13	112
Charge-offs	(1,256)	(3)	—	—	(60)	(70)	—	—	(1)	(1,390)
2018	5,630	342	463	18,084	291	1,569	108	1,010	—	27,497
Provision for loan losses	(452)	(234)	73	301	26	151	165	(221)	213	22
Recoveries	98	72	—	1,818	—	20	1	—	166	2,175
Charge-offs	(520)	—	—	—	—	(100)	(123)	—	(244)	(987)
2019	4,756	180	536	20,203	317	1,640	151	789	135	28,707
Provision for loan losses	4,098	27	678	6,792	(83)	286	47	92	805	12,742
Recoveries	410	—	—	—	26	8	—	—	21	465
Charge-offs	(3,304)	—	—	—	—	(92)	—	—	(911)	(4,307)
2020	$5,960	$207	$1,214	$26,995	$260	$1,842	$198	$881	$50	$37,607

During the year ended December 31, 2020, the Company recorded net charge-offs of $3.8 million, as compared to net recoveries of $1.2 million, for the year ended December 31, 2019, and net charge-offs of $1.3 million for the year ended December 31, 2018. Charge-offs in 2020 are primarily related to high risk, commercial real estate accommodation (hotel/motel) loans on COVID-19 forbearance that were transferred to held-for-sale. The net recoveries in 2019 were primarily due to a $1.8 million recovery on a multifamily loan previously charged-off, partially offset by a $521,000 charge-off on an impaired commercial real estate loan. Charge-offs in 2018 were primarily related to a $1.2 million charge-off on an impaired commercial real estate loan. As a result of increases in outstanding balances, driven by originated loan growth and an increase in qualitative factors used in determining the adequacy of the allowance for loan losses. The increase in the allowance for PCI loans was attributable to the annual recasting of PCI cash flows.
Management of Market Risk
General.  A majority of our assets and liabilities are monetary in nature. Consequently, our most significant form of market risk is interest rate risk. Our assets, consisting primarily of mortgage-related securities and loans, generally have longer maturities than our liabilities, which consist primarily of deposits and wholesale borrowings. As a result, a principal part of our business strategy involves managing interest rate risk and limiting the exposure of our net interest income to changes in market interest rates. Accordingly, our Board of Directors has established a Management Asset-Liability Committee, comprised of our SVP & Chief Investment Officer and Treasurer, who chairs this Committee, our President and Chief Executive Officer, our EVP & Chief Risk Officer, EVP & Chief Financial Officer, EVP & Chief Lending Officer, EVP Branch Administration and Business Development, SVP and Chief Credit Officer and SVP & Director of Marketing, and other officers and staff as necessary or appropriate. This committee is responsible for, among other things, evaluating the interest rate risk inherent in our assets and liabilities, for recommending to the risk management committee of our Board of Directors the level of risk that is appropriate given our business strategy, operating environment, capital, liquidity and performance objectives, and for managing this risk consistent with the guidelines approved by the Board of Directors.
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

The following tables set forth, as of December 31, 2020 and December 31, 2019, our calculation of the estimated changes in our NPV, NPV ratio, and percent change in net interest income that would result from the designated instantaneous and sustained changes in interest rates (dollars in thousands). Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments and deposit repricing characteristics including decay rates, and correlations to movements in interest rates, and should not be relied on as indicative of actual results.

	NPV at December 31, 2020
Change in Interest Rates (basis points)	Estimated Present Value of Assets	Estimated Present Value of Liabilities	Estimated NPV	Estimated Change In NPV	Estimated Change in NPV %	Estimated NPV/Present Value of Assets Ratio	Next 12 Months Net Interest Income Percent Change	Months 13-24 Net Interest Income Percent Change
400	$5,085,541	$4,262,399	$823,142	$(29,103)	(3.41)%	16.19%	1.52%	20.02%
300	5,183,396	4,358,918	824,478	(27,767)	(3.26)%	15.91%	1.35%	15.41%
200	5,289,795	4,459,805	829,990	(22,255)	(2.61)%	15.69%	1.19%	10.99%
100	5,401,377	4,565,784	835,593	(16,652)	(1.95)%	15.47%	0.78%	5.98%
—	5,529,750	4,677,505	852,245	—	—%	15.41%	—%	—%
(100)	5,678,960	4,781,710	897,250	45,005	5.28%	15.80%	(2.41)%	(5.73)%
(200)	5,814,119	4,794,445	1,019,674	167,429	19.65%	17.54%	(3.70)%	(7.89)%

    The table above indicates that at December 31, 2020, in the event of a 200 basis point decrease in interest rates, we would experience a 19.65% increase in estimated net portfolio value and a 3.70% decrease in net interest income in year one and a 7.89% decrease in net income in year two. In the event of a 400 basis point increase in interest rates, we would experience an 3.41% decrease in estimated net portfolio value and a 1.52% increase in net interest income in year one and a 20.02% increase in net interest income in year two.

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
Our policies provide that, in the event of a 200 basis point decrease or less in interest rates, our net present value ratio should decrease by no more than 300 basis points and 10%, and in the event of a 400 basis point increase or less, our net present value should decrease by no more than 475 basis points and 35%. In the event of a 200 basis point decrease or less, our projected net interest income should decrease by no more than 10% in year one and 10% in year two, and in the event of a 400 basis point increase or less, our projected net interest income should decrease by no more than 30% in year one and 20% in year two. However, when the federal funds rate is low and negative rate shocks do not produce meaningful results, management may temporarily suspend use of guidelines for negative interest rate shocks. At December 31, 2020 and December 31, 2019, we were in compliance with all Board-approved policies with respect to interest rate risk management.

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
Liquidity and Capital Resources
Liquidity is the ability to fund assets and meet obligations as they come due. Our primary sources of funds consist of deposit inflows, loan repayments, borrowings through repurchase agreements and advances from money center banks and the FHLBNY, and repayments, maturities and sales of securities. While maturities and scheduled amortization of loans and securities are reasonably predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions, and competition. Our Board Risk Committee is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and withdrawals of deposits by our customers as well as unanticipated contingencies. We seek to maintain a ratio of liquid assets (not subject to pledge or encumbered) as a percentage of deposits and borrowings of 35% or greater. At December 31, 2020, this ratio was 51.20%.  We believe that we had sufficient sources of liquidity to satisfy our short- and long-term liquidity needs at December 31, 2020.
We regularly adjust our investments in liquid assets based on our assessment of:
•expected loan demand;
•expected deposit flows;
•yields available on interest-earning deposits and securities; and
•the objectives of our asset/liability management program.
Our most liquid assets are cash and cash equivalents, corporate bonds, and unpledged mortgage-related securities issued or guaranteed by the U.S. Government, Fannie Mae, or Freddie Mac, that we can either borrow against or sell. We also have the ability to surrender bank-owned life insurance contracts. The surrender of these contracts would subject the Company to income taxes and penalties for increases in the cash surrender values over the original premium payments. We also have the ability to obtain additional funding from the FHLB and Federal Reserve Bank utilizing unencumbered and unpledged securities and multifamily loans. Any amount pledged for such deposits under the line of credit reduces the Company's available borrowing amount under the FHLB advance agreement. The Company continues to maintain a strong liquidity position, despite the economic uncertainties presented by the COVID-19 pandemic and expects to have sufficient funds available to meet current commitments in the normal course of business.
The Company had the following primary sources of liquidity at December 31, 2020 (in thousands):

Cash and cash equivalents(1)	$71,429
Corporate bonds	$80,843
Multifamily loans(2)	$1,197,248
Mortgage-backed securities (issued or guaranteed by the U.S. Government, Fannie Mae, or Freddie Mac)(2)	$634,222

(1) Excludes $16,115 of cash at Northfield Bank.
(2) Represents remaining borrowing potential.

At December 31, 2020, we had $81.3 million in outstanding loan commitments. In addition, we had $154.0 million in unused lines of credit to borrowers. Certificates of deposit due within one year of December 31, 2020, totaled $375.2 million, or 9.2% of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including loan sales, securities sales, other deposit products, including replacement certificates of deposit, securities sold under agreements to repurchase (repurchase agreements), and advances from the FHLBNY and other borrowing sources. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit. Based on experience, we believe that a significant portion of such deposits will remain with us, and we have the ability to attract and retain deposits by adjusting the interest rates offered.
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
Northfield Bancorp, Inc. is a separate legal entity from Northfield Bank and must provide for its own liquidity to fund dividend payments, stock repurchases, and other corporate risk factors. The Company’s primary source of liquidity is the receipt of dividend payments from the Bank in accordance with applicable regulatory requirements. At December 31, 2020, Northfield Bancorp, Inc. (unconsolidated) had liquid assets of $21.5 million.
Northfield Bank and Northfield Bancorp, Inc. are both subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning assets and off-balance sheet items to broad risk categories. At December 31, 2020, both Northfield Bank and Northfield Bancorp, Inc. exceeded all regulatory capital requirements and are considered “well capitalized” under regulatory guidelines.  See “Item 1. Business - Supervision and Regulation” and Note 14 of the Notes to the Consolidated Financial Statements.
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
The following table summarizes our significant fixed and determinable contractual obligations and other funding needs by payment date at December 31, 2020 (in thousands). The payment amounts represent those amounts due to the recipient and do not include any unamortized premiums or discounts or other similar carrying amount adjustments.

	Payments Due by Period
Contractual Obligations	Less Than One Year	One to Three Years	More Than Three to Five Years	More Than Five Years	Total
Borrowings (1)	$171,210	$207,500	$162,500	$45,000	$586,210
Floating rate advances	6,789	—	—	—	6,789
Operating leases	6,377	11,054	9,777	28,196	55,404
Certificates of deposit	375,248	117,615	28,534	230	521,627
Total	$559,624	$336,169	$200,811	$73,426	$1,170,030
Commitments to extend credit (2)	$235,248	$—	$—	$—	$235,248

(1)	Includes FHLBNY advances, repurchase agreements and accrued interest payable at December 31, 2020.
(2)	Includes unused lines of credit which are assumed to be funded within the year.

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
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Northfield Bancorp, Inc. and subsidiaries (the Company) as of December 31, 2020 and 2019, the related consolidated statements of comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2020, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 10, 2021 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Assessment of the allowance for loan losses related to loans collectively evaluated for impairment
As discussed in Notes 1 and 6 to the consolidated financial statements, the Company’s allowance for loan losses related to loans collectively evaluated for impairment for originated loans (ALLL) was $36.7 million of a total allowance for loan losses of $37.6 million as of December 31, 2020. The Company estimates the quantitative loss component of the ALLL by grouping loans based on similar risk characteristics, primarily loan type, loan-to-value, and internal credit risk ratings assigned to multifamily, commercial real estate, construction and land, and commercial and industrial loans (collectively, commercial loans) and applying an estimated loss rate to each loan group. The estimated quantitative loss rates are based on the Company’s historical quantitative net loss rates using a look-back period and loss emergence periods. Qualitative adjustments to such loss rates are made when internal and external factors are identified that are not taken into account by the quantitative loss component of the ALLL.

We identified the assessment of the ALLL as a critical audit matter. A high degree of audit effort, including specialized skills and knowledge, and subjective and complex auditor judgment was involved in the assessment of the ALLL due to significant measurement uncertainty. Specifically, complex and subjective auditor judgment was required to assess the (1) methodology used to derive the quantitative loss rates, (2) key assumptions in the estimate including the grouping of the loan portfolio by certain similar risk characteristics and the loss emergence periods, (3) internal credit risk ratings assigned to commercial loans and (4) the development and evaluation of the qualitative factor framework. In addition, auditor judgment was required to evaluate the sufficiency of audit evidence obtained.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s ALLL process, including controls related to the:
•development of the ALLL methodology
•identification and determination of the key assumptions used to estimate the quantitative loss rates
•periodic testing of internal credit risk ratings for commercial loans
•development of the qualitative factor framework
•analysis of the ALLL results, trends, and ratios.
We evaluated the Company’s process to develop the ALLL estimate by testing certain sources of data and assumptions that the Company used and considered the relevance and reliability of such data and assumptions. We evaluated the grouping of the loan portfolio with similar characteristics by assessing the relevant characteristics of the loan group, including the loan type, loan-to-value, and internal credit risk rating. In addition, we involved credit risk professionals with specialized skills and knowledge, who assisted in:

•evaluating the Company’s ALLL methodology for compliance with U.S. generally accepted accounting principles
•evaluating the qualitative factor framework to determine if it identified the relevant incremental risks not captured by the quantitative loss component
•evaluating the methodology used to develop the resulting qualitative factors and the effect of those factors on the ALLL compared with relevant credit risk factors and consistency with credit trends
•testing individual credit risk ratings for a sample of commercial loans by evaluating the financial performance of the borrower, sources of repayment, and any relevant guarantees or underlying collateral
•evaluating the framework used to develop the loss emergence periods by considering the Company’s credit risk policies and identifying and evaluating the loss triggers for certain loan charge-offs.

We also assessed the sufficiency of the audit evidence obtained related to the Company’s ALLL by evaluating the:

•cumulative results of the audit procedures
•qualitative aspects of the Company’s accounting practices
•potential bias in the accounting estimate.

/s/ KPMG LLP

We have not been able to determine the specific year that we began serving as the Company’s auditor; however, we are aware that we have served as the Company’s auditor since at least 1967.
Short Hills, New Jersey
March 10, 2021

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Northfield Bancorp, Inc.:
Opinion on Internal Control Over Financial Reporting
We have audited Northfield Bancorp, Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2020 and 2019, the related consolidated statements of comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2020, and the related notes (collectively, the consolidated financial statements), and our report dated March 10, 2021 expressed an unqualified opinion on those consolidated financial statements.
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
/s/ KPMG LLP
Short Hills, New Jersey
March 10, 2021

NORTHFIELD BANCORP, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	At December 31,
	2020	2019
	(Dollars in thousands, except share data)
ASSETS:
Cash and due from banks	$16,115	$15,409
Interest-bearing deposits in other financial institutions	71,429	132,409
Total cash and cash equivalents	87,544	147,818
Trading securities	12,291	11,222
Debt securities available-for-sale, at estimated fair value	1,264,805	1,138,352
Debt securities held-to-maturity, at amortized cost	7,234	8,762
(estimated fair value of $7,574 at December 31, 2020, and $8,886 at December 31, 2019)
Equity securities	253	3,341
Loans held-for-sale	19,895	—
Originated loans held-for-investment, net	3,339,002	2,987,067
Loans acquired	465,718	432,653
Purchased credit-impaired (PCI) loans held-for-investment	18,518	17,365
Loans held-for-investment, net	3,823,238	3,437,085
Allowance for loan losses	(37,607)	(28,707)
Net loans held-for-investment	3,785,631	3,408,378
Accrued interest receivable	14,690	14,609
Bank owned life insurance	161,924	153,459
Federal Home Loan Bank (FHLB) of New York stock, at cost	28,641	39,575
Operating lease right-of-use assets	36,741	39,504
Premises and equipment, net	28,188	25,659
Goodwill	41,320	38,411
Other assets	25,387	26,212
Total assets	$5,514,544	$5,055,302

LIABILITIES AND STOCKHOLDERS’ EQUITY:
LIABILITIES:
Deposits	$4,076,551	$3,408,233
Securities sold under agreements to repurchase	75,000	75,000
FHLB advances and other borrowings	516,789	782,004
Operating lease liabilities	42,734	44,069
Advance payments by borrowers for taxes and insurance	19,677	20,045
Accrued expenses and other liabilities	29,812	30,098
Total liabilities	4,760,563	4,359,449

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value; 25,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value; 150,000,000 shares authorized, 64,770,875 and 60,933,707 shares issued at December 31, 2020 and 2019, respectively, 52,209,897 and 49,175,347 shares outstanding at December 31, 2020 and 2019, respectively	648	609
Additional paid-in-capital	590,506	548,486
Unallocated common stock held by employee stock ownership plan	(18,529)	(19,740)
Retained earnings	338,093	322,581
Accumulated other comprehensive income	13,160	4,699
Treasury stock at cost; 12,560,978 and 11,758,360 shares at December 31, 2020 and 2019, respectively	(169,897)	(160,782)
Total stockholders’ equity	753,981	695,853
Total liabilities and stockholders’ equity	$5,514,544	$5,055,302

See accompanying notes to consolidated financial statements.

NORTHFIELD BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income

	Years ended December 31,
	2020	2019	2018
	(Dollars in thousands, except share and per share data)
Interest income:
Loans	$146,570	$136,133	$127,591
Mortgage-backed securities	16,572	19,710	12,987
Other securities	2,871	6,331	4,112
FHLB of New York dividends	1,825	1,618	1,683
Deposits in other financial institutions	307	1,351	919
Total interest income	168,145	165,143	147,292
Interest expense:
Deposits	25,230	41,328	27,741
Borrowings	13,107	12,030	8,309
Total interest expense	38,337	53,358	36,050
Net interest income	129,808	111,785	111,242
Provision for loan losses	12,742	22	2,615
Net interest income after provision for loan losses	117,066	111,763	108,627
Non-interest income:
Fees and service charges for customer services	3,967	4,881	4,877
Income on bank-owned life insurance	3,774	7,023	3,705
Gains on available-for-sale debt securities, net	327	514	178
Gains (losses) on trading securities, net	1,601	1,988	(879)
Gains on sale of loans	665	—	—
Other	1,138	402	246
Total non-interest income	11,472	14,808	8,127
Non-interest expense:
Compensation and employee benefits	41,437	39,571	34,802
Occupancy	15,152	13,676	12,096
Furniture and equipment	1,519	1,085	1,004
Data processing	8,123	5,679	5,011
Professional fees	4,141	3,545	3,482
Advertising	2,088	3,442	2,726
Federal Deposit Insurance Corporation (FDIC) insurance	885	563	1,065
Other	5,168	5,988	6,857
Total non-interest expense	78,513	73,549	67,043
Income before income tax expense	50,025	53,022	49,711
Income tax expense	13,037	12,787	9,632
Net income	$36,988	$40,235	$40,079
Net income per common share:
Basic	$0.76	$0.86	$0.87
Diluted	$0.76	$0.85	$0.85

Basic weighted average shares outstanding	48,721,504	46,783,442	46,319,760
Diluted weighted average shares outstanding	48,785,963	47,163,804	47,107,433

See accompanying notes to consolidated financial statements.

NORTHFIELD BANCORP, INC. AND SUBSIDIARIES Consolidated Statements of Comprehensive Income - (Continued)

	Years ended December 31,
	2020	2019	2018
	(Dollars in thousands)
Net income	$36,988	$40,235	$40,079
Other comprehensive income (loss):
Unrealized gains (losses) on debt securities available-for-sale:
Net unrealized holding gains (losses)	12,077	19,666	(5,203)
Less: reclassification adjustment for net gains included in net income	(327)	(514)	(178)
Net unrealized gains (losses)	11,750	19,152	(5,381)
Post-retirement benefits adjustment	—	77	240
Other comprehensive income (loss), before tax	11,750	19,229	(5,141)
Income tax (expense) benefit related to net unrealized holding gains (losses) on debt securities available for sale	(3,380)	(5,505)	1,462
Income tax expense related to reclassification adjustment for gains included in net income	91	144	50
Income tax expense related to post-retirement benefits adjustment	—	(22)	(67)
Other comprehensive income (loss), net of tax	8,461	13,846	(3,696)
Comprehensive income	$45,449	$54,081	$36,383

See accompanying notes to consolidated financial statements.

NORTHFIELD BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders’ Equity

	For the years ended December 31, 2020, 2019 and 2018
	Common Stock
	Shares Outstanding	Par Value	Additional Paid-in Capital	Unallocated Common Stock Held by the Employee Stock Ownership Plan	Retained Earnings	Accumulated Other Comprehensive Income (loss) Net of tax	Treasury Stock	Total Stockholders' Equity
	(Dollars in thousands, except share and per share data)
Balance at December 31, 2017	48,803,885	$609	$548,864	$(22,244)	$281,138	$(5,451)	$(164,039)	$638,877
Net income					40,079			40,079
Other comprehensive loss, net of tax						(3,696)		(3,696)
ESOP shares allocated or committed to be released			1,085	1,252				2,337
Stock compensation expense			5,432					5,432
Net issuances of restricted stock	10,040		(133)				133	—
Exercise of stock options, net	822,074		(9,029)				11,117	2,088
Cash dividends declared ($0.40 per common share)					(18,673)			(18,673)
Treasury stock (average cost of $16.85 per share)	(326)						(5)	(5)
Balance at December 31, 2018	49,635,673	609	546,219	(20,992)	302,544	(9,147)	(152,794)	666,439
Net income					40,235			40,235
Other comprehensive income, net of tax						13,846		13,846
ESOP shares allocated or committed to be released			1,088	1,252				2,340
Stock compensation expense			3,236					3,236
Net forfeitures of restricted stock	(8,000)		118				(118)	—
Exercise of stock options	583,574		(2,175)				7,945	5,770
Cash dividends declared ($0.43 per common share)					(20,198)			(20,198)
Treasury stock (average cost of $15.26 per share)	(1,035,900)						(15,815)	(15,815)
Balance at December 31, 2019	49,175,347	609	548,486	(19,740)	322,581	4,699	(160,782)	695,853
Net income					36,988			36,988
Other comprehensive income, net of tax						8,461		8,461
ESOP shares allocated or committed to be released			569	1,211				1,780
Stock compensation expense			1,432					1,432
Net issuance of restricted stock	83,744		(1,145)				1,145	—
Net forfeitures of restricted stock	(3,573)		34				(34)	—
Exercise of stock options, net	13,000		(4)				179	175
Cash dividends declared ($0.44 per common share)					(21,476)			(21,476)
Issuance of stock for VSB Bancorp, Inc. acquisition	3,837,168	39	41,134					41,173
Treasury stock (average cost of $11.59 per share)	(895,789)						(10,405)	(10,405)
Balance at December 31, 2020	52,209,897	$648	$590,506	$(18,529)	$338,093	$13,160	$(169,897)	$753,981

See accompanying notes to consolidated financial statements.

NORTHFIELD BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	Years Ended December 31,
	2020	2019	2018
	(Dollars in thousands)
Cash flows from operating activities:
Net income	$36,988	$40,235	$40,079
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	12,742	22	2,615
ESOP and stock compensation expense	3,212	5,576	7,769
Depreciation expense	3,878	3,569	3,020
Amortization of premiums, and deferred loan costs, net of (accretion) of discounts, and deferred loan fees	4,073	4,344	2,441
Amortization of intangible assets	229	265	326
Amortization of mortgage servicing rights	4,586	5,069	—
Income on bank owned life insurance	(3,774)	(7,023)	(3,705)
Net gain on sale of loans	(665)	—	—
Gains on available-for-sale debt securities, net	(327)	(514)	(178)
(Gains) losses on trading securities, net	(1,601)	(1,988)	879
Net sales (purchases) of trading securities	532	(266)	(250)
Decrease (increase) in accrued interest receivable	1,334	(1,650)	(2,246)
Decrease in other assets	1,294	2,679	3,563
Deferred taxes	(3,058)	(177)	(893)
(Decrease) increase in accrued expenses and other liabilities	(4,229)	1,011	(631)
Net cash provided by operating activities	55,214	51,152	52,789
Cash flows from investing activities:
Net increase in loans receivable	(276,616)	(147,507)	(69,270)
Purchase of loans	—	(44,918)	(37,593)
Proceeds from sale of loans	48,165	—	—
Purchase of FHLB of New York stock	(10,497)	(38,546)	(21,557)
Redemption of FHLB of New York stock	21,735	21,488	24,086
Purchases of debt securities available-for-sale	(572,342)	(635,898)	(451,174)
Purchases of equity securities	(27)	(2,061)	—
Principal payments and maturities on debt securities available-for-sale	556,920	243,374	118,485
Principal payments and maturities on debt securities held-to-maturity	1,462	709	403
Proceeds from sale of debt securities available-for-sale	23,628	79,255	32,115
Proceeds from sale of equity securities	3,115	—	—
Proceeds from bank owned life insurance	2,716	5,002	174
Proceeds from sale of other real estate owned	—	—	850
Purchases and improvements of premises and equipment	(3,059)	(3,623)	(2,879)
Net cash acquired in business combinations	72,875	—	—
Net cash used in investing activities	(131,925)	(522,725)	(406,360)
Cash flows from financing activities:
Net increase in deposits	313,726	121,721	449,533
Dividends paid	(21,476)	(20,198)	(18,673)
Exercise of stock options	175	5,770	2,088
Purchase of treasury stock	(10,405)	(15,815)	(5)
(Decrease) increase in advance payments by borrowers for taxes and insurance	(368)	2,038	3,209
Repayments under capital lease obligations	—	(44)	(255)
Proceeds from securities sold under agreements to repurchase and other borrowings	370,785	1,206,659	397,312
Repayments related to securities sold under agreements to repurchase and other borrowings	(636,000)	(758,502)	(459,715)
Net cash provided by financing activities	16,437	541,629	373,494
Net (decrease) increase in cash and cash equivalents	(60,274)	70,056	19,923
Cash and cash equivalents at beginning of period	147,818	77,762	57,839
Cash and cash equivalents at end of period	$87,544	$147,818	$77,762

See accompanying notes to consolidated financial statements.

NORTHFIELD BANCORP, INC.  AND SUBSIDIARIES
Consolidated Statements of Cash Flows - (Continued)

	Years Ended December 31,
	2020	2019	2018
	(Dollars in thousands)
Supplemental cash flow information:
Cash paid during the period for:
Interest	$39,584	$51,634	$35,822
Income taxes	15,169	11,092	10,368
Non-cash transactions:
Loans charged-off (recovered), net	3,842	(1,189)	1,278
Initial recognition of operating lease right-of-use assets	—	43,560	—
Initial recognition of operating lease liabilities	—	47,328	—
Transfers of originated loans held-for-investment to held-for-sale, at lower of cost or fair value	67,395	—	—
Acquisition:
Non-cash assets acquired, at fair value:
Securities available-for-sale	126,931	—	—
Loans	180,431	—	—
Accrued interest receivable	1,415	—	—
Bank owned life insurance	5,714	—	—
Premises and equipment	7,789	—	—
Goodwill and other intangible assets	2,909	—	—
Other assets	4,702	—	—
Total non-cash assets acquired	329,891	—	—
Non-cash liabilities assumed, at fair value:
Deposits	354,592	—	—
Other liabilities	7,001	—	—
Total non-cash liabilities assumed	361,593	—	—
Net non-cash assets acquired	(31,702)	—	—
Net cash and cash equivalents acquired	72,875	—	—
Common stock issued in acquisition	$41,173	$—	$—

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

Originated and acquired net loans held-for-investment are stated at unpaid principal balance, adjusted by unamortized premiums and unearned discounts, deferred origination fees and certain direct origination costs, and the allowance for loan losses. Interest income on loans is accrued and credited to income as earned. Net loan origination fees/costs are deferred and accreted/amortized to interest income over the loan’s contractual life using the level-yield method, adjusted for actual prepayments. Generally, loans held-for-sale are designated at time of origination and generally consist of newly originated fixed rate residential loans and are recorded at the lower of aggregate cost or estimated fair value in the aggregate. During 2020 the Company transferred from held-for-investment to held-for-sale certain performing and nonperforming loans. Transfers of loans from held-for-investment to held-for-sale are infrequent and occur at fair value less costs to sell, with any charge-off to allowance for loan losses. Gains are recognized on a settlement-date basis and are determined by the difference between the net sales proceeds and the carrying value of the loans, including any net deferred fees or costs.

Originated and acquired net loans held-for-investment are deemed impaired when it is probable, based on current information, that the Company will not collect all amounts due in accordance with the contractual terms of the loan agreement. The Company has defined the population of originated and acquired impaired loans to be all originated and acquired non-accrual loans held-for-investment with an outstanding balance of $500,000 or greater and all loans restructured in troubled debt restructurings (“TDRs”). Originated and acquired impaired loans held-for-investment are individually assessed to determine that the loan’s carrying value is not in excess of the expected future cash flows, discounted at the loan's original effective interest rate, or the fair value of the underlying collateral (less estimated costs to sell) if the loan is collateral dependent. Impairments, if any, are recognized through a charge to the allowance for loan losses for the amount that the loan’s carrying value exceeds the discounted cash flow analysis or estimated fair value of collateral (less estimated costs to sell) if the loan is collateral dependent.  Such amounts are charged-off when considered appropriate.

NORTHFIELD BANCORP, INC.  AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
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

NORTHFIELD BANCORP, INC.  AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

The Coronavirus Aid, Relief, and Economic Security (“CARES”) Act, signed in to law on March 27, 2020, included provisions that provide temporary relief from TDR accounting for certain types of modifications. Under these provisions, modifications deemed to be Coronavirus- (“COVID-19”) related would not be considered a TDR if the loan was not more than 30 days past due as of December 31, 2019 and the deferral was executed between March 1, 2020 and the earlier of 60 days after the date of termination of the COVID-19 national emergency or December 31, 2020. The termination of these provisions was extended, to the earlier of 60 days after the COVID-19 national emergency date or January 1, 2022, with the Consolidated Appropriations Act of 2021. The banking regulators issued similar guidance, which also clarified that a COVID-19-related modification should not be considered a TDR if the borrower was current on payments at the time the underlying loan modification program was implemented and if the modification is considered to be short-term. The provisions include short-term (e.g., up to six months) modifications such as payment deferrals, fee waivers, extensions of repayment terms, or delays in payment that are insignificant. The Company implemented a short-term loan modification program in late March 2020 to provide temporary payment relief to borrowers impacted by COVID-19. The program allows for a deferral of payments typically for 90 days, which may be extended for an additional 90 days, for a maximum of 180 days on a cumulative basis. Additionally, loans with deferrals granted due to COVID-19 are not generally reported as past due or non-accrual.

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

(f)        Federal Home Loan Bank (“FHLB”) Stock

The Bank, as a member of the FHLB of New York (“FHLBNY”), is required to hold shares of capital stock in the FHLB as a condition to both becoming a member and engaging in certain transactions with the FHLB.  The minimum investment requirement is determined by a “membership” investment component and an “activity-based” investment component. The membership investment component is the greater of 0.125% of the Bank’s mortgage-related assets, as defined by the FHLB, or $1,000. The activity-based investment component is equal to 4.5% of the Bank’s outstanding advances with the FHLB. The activity-based investment component also considers other transactions, including assets originated for or sold to the FHLB, and delivery commitments issued by the FHLB. The Company currently does not enter into these other types of transactions with the FHLB.

On at least a quarterly basis, we perform our other-than-temporary impairment analysis of FHLB stock, we evaluate, among other things, (i) its earnings performance, including the significance of any decline in net assets of the FHLB as compared to the regulatory capital amount of the FHLB, (ii) the commitment by the FHLB to continue dividend payments, and (iii) the liquidity position of the FHLB. We did not consider our investment in FHLB stock to be other-than-temporarily impaired at December 31, 2020 and 2019.

NORTHFIELD BANCORP, INC.  AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
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

(j)    Goodwill

Intangible assets resulting from acquisitions under the purchase method of accounting consist of goodwill and other intangible assets. Goodwill is not amortized and is subject to an annual assessment for impairment. The goodwill impairment analysis was generally a two-step test. However, on January 1, 2020, we adopted Accounting Standards Update (“ASU”) 2017-04, “Simplifying the Test for Goodwill Impairment” which simplifies how an entity is required to test goodwill for impairment. The guidance removed step two of the goodwill impairment test, which had required a hypothetical purchase price allocation. The ASU does not change the optional qualitative assessment which allows companies to assess qualitative factors to determine whether it is more likely than not that the carrying amount of a reporting unit exceeds its fair value, commonly referred to as the qualitative assessment or step 0.

Goodwill is allocated to Northfield’s reporting unit at the date goodwill is actually recorded. As of December 31, 2020, the carrying value of goodwill totaled $41.3 million. The Company qualitatively assessed the current economic environment, including the estimated impact of the COVID-19 pandemic on macroeconomic variables and economic forecasts, and on the Company's stock price which has experienced a decline in value, and how these might impact the fair value of its reporting unit. After consideration of the results of the annual 2020 impairment test and the results for the year ended December 31, 2020, the Company determined that it was more-likely-than-not that the fair value of its reporting unit was above its book value as of December 31, 2020, which did not indicate impairment for our reporting unit, nor was our reporting unit at risk. The Company will test goodwill for impairment between annual test dates if an event occurs or circumstances change that would indicate the fair value of the reporting unit is below its carrying amount. No events have occurred and no circumstances have changed since the annual impairment test date that would indicate the fair value of the reporting unit is below its carrying amount.

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
At December 31, 2020, 2019, and 2018, there were 64,459, 380,362, and 787,673 dilutive shares outstanding, respectively.

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

(t) Derivatives

The Company records all derivatives on the Consolidated Balance Sheets at fair value. The Company has interest rate derivatives resulting from a service provided to certain qualified borrowers in a loan related transaction and, therefore, are not used to manage interest rate risk in the Company’s assets or liabilities. As such, all changes in fair value of the Company’s interest rate derivatives are recognized directly in earnings. The fair value of the Company's derivatives is determined using discounted cash flow analysis using observable market-based inputs, which are considered Level 2 inputs.

(u)    Recent Accounting Developments

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

ASU No. 2018-13. In August 2018, the FASB issued ASU No. 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement.” This ASU eliminates, adds and modifies certain disclosure requirements for fair value measurements. Among the changes, entities will no longer be required to disclose the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, but will be required to disclose the range and weighted average used to develop significant unobservable inputs for Level 3 fair value measurements. ASU No. 2018-13 was effective for interim and annual reporting periods beginning after December 15, 2019. The Company adopted ASU No. 2018-13 on January 1, 2020, and it did not have an impact on the Company's financial condition or results of operation.

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

ASU No. 2016-02. In February 2016, the FASB issued ASU No. 2016-02, Leases (“Topic 842”), which requires all lessees to recognize a lease liability and a right-of-use asset, measured at the present value of the future minimum lease payments, at the lease commencement date for leases classified as operating leases as well as finance leases. Under this guidance, lessor accounting is largely unchanged. This ASU became effective for annual and interim periods for the Company on January 1, 2019. The Company adopted the standard by applying the alternative transition method whereby comparative periods were not restated, and no cumulative effect adjustment to the opening balance of retained earnings was recognized as of January 1, 2019. The Company also elected the ASU’s package of three practical expedients, which allowed the Company to forego a reassessment of (i) whether any expired or existing contracts are or contain leases, (ii) the lease classification for any expired or existing leases and (iii) the initial direct costs for any existing leases. The Company also elected not to apply the recognition requirements of the ASU to any short-term leases (as defined by related accounting guidance) and will account for lease and non-lease components separately because such amounts are readily determinable under most lease contracts. The adoption of this standard resulted in the Company recognizing operating lease right-of-use assets and related operating lease liabilities totaling $43.6 million and $47.3 million respectively, as of January 1, 2019. The adoption of this ASU did not have a material impact on the Company’s consolidated results of operations. See Note 19 - “Leases”.

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

ASU No. 2014-09. In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies generally will be required to use more judgment and make more estimates than under current guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. Subsequent to the issuance of ASU No. 2014-09, the FASB issued targeted updates to clarify specific implementation issues including ASU No. 2016-08, “Principal versus Agent Considerations (Reporting Revenue Gross versus Net),” ASU No. 2016-10, “Identifying Performance Obligations and Licensing,” ASU No. 2016-12, “Narrow-Scope Improvements and Practical Expedients,” and ASU No. 2016-20 “Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers.” The new standard was effective for the Company on January 1, 2018. The adoption of ASU No. 2014-09 did not have a material impact on the Company’s consolidated financial statements and related disclosures as the Company’s primary sources of revenues are derived from interest income on financial assets that are not within the scope of the guidance. Management conducted an assessment of the revenue streams that were potentially affected by the guidance and reviewed contracts in scope to ensure compliance with the guidance. These contracts included those related to service charges on deposit accounts, ATM and card interchange fees, and investment services fees. The Company’s revenue recognition pattern for these revenue streams did not change from current practice. Additional disclosures required by the standard have been included in Note 18. “Revenue from Contracts with Customers.”

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

NORTHFIELD BANCORP, INC.  AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(2)    Business Combinations

On July 1, 2020, the Company completed its acquisition of VSB Bancorp, Inc. (“Victory”), parent company of Victory State Bank, in a stock transaction, which after purchase accounting adjustments added $402.8 million to total assets, including $180.4 million to loans, and $354.6 million to deposits, and six branch offices in Staten Island, New York. Under the terms of the merger agreement, each share of Victory common stock was exchanged for 2.0463 shares of Northfield common stock with fractional shares paid out in cash.

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

Direct costs related to the acquisition were expensed as incurred. During the year ended December 31, 2020, the Company incurred $4.3 million, respectively, of merger-related expenses, pre-tax, which are included in non-interest expense in the Company's consolidated statements of income.

    The following table summarizes the estimated fair values of the assets acquired and the liabilities assumed at the date of acquisition for Victory (in thousands):

At July 1, 2020
Fair Value
Total Purchase Price	$41,173
Assets acquired:
Cash and cash equivalents	$72,875
Debt securities available for sale	126,931
Loans	180,431
Accrued interest receivable	1,415
Bank-owned life insurance	5,714
Premises and equipment	7,789
Other assets	4,702
Total assets acquired	399,857
Liabilities assumed:
Deposits	354,592
Other liabilities	7,001
Total liabilities assumed	361,593
Net assets acquired	$38,264
Goodwill recorded in the merger	$2,909

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

NORTHFIELD BANCORP, INC.  AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
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

The following is a summary of the credit impaired loans acquired in the Victory acquisition as of the closing date (in thousands):

July 1, 2020
Contractually required principal and interest	$7,809
Contractual cash flows not expected to be collected (non-accretable discount)	3,315
Expected cash flows to be collected at acquisition	4,494
Interest component of expected cash flows (accretable yield)	(599)
Fair value of acquired loans	$3,895

Leases. Five lease obligations were added as part of the acquisition and the Company recorded a $2.5 million operating lease right-of-use asset and operating lease liability for these lease obligations.

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

NORTHFIELD BANCORP, INC.  AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(3)    Debt Securities Available-for-Sale

The following is a comparative summary of mortgage-backed securities and other debt securities available-for-sale at December 31, 2020 and 2019 (in thousands):

	2020
		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
	cost	gains	losses	value
U.S. Government agency securities	$3,168	$—	$(10)	$3,158
Mortgage-backed securities:
Pass-through certificates:
Government sponsored enterprises (GSE)	270,867	10,720	(244)	281,343
Real estate mortgage investment conduits (REMICs):
GSE	884,414	7,027	(476)	890,965
Non-GSE	4	—	—	4
	1,155,285	17,747	(720)	1,172,312
Other debt securities:
Municipal bonds	122	1	—	123
Corporate bonds	87,319	1,099	—	88,418
Asset-backed securities	779	15	—	794
	88,220	1,115	—	89,335
Total debt securities available-for-sale	$1,246,673	$18,862	$(730)	$1,264,805

	2019
		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
	cost	gains	losses	value
Mortgage-backed securities:
Pass-through certificates:
GSE	$324,080	$6,081	$(754)	$329,407
REMICs:
GSE	643,816	2,076	(2,225)	643,667
Non-GSE	53	—	—	53
	967,949	8,157	(2,979)	973,127
Other debt securities:
Municipal bonds	296	3	—	299
Corporate bonds	163,725	1,214	(13)	164,926
	164,021	1,217	(13)	165,225
Total debt securities available-for-sale	$1,131,970	$9,374	$(2,992)	$1,138,352

The following is a summary of the expected maturity distribution of debt securities available-for-sale other than mortgage-backed securities at December 31, 2020 (in thousands):

Available-for-sale	Amortized cost	Estimated fair value
Due in one year or less	$27,012	$27,052
Due after one year through five years	60,428	61,489
Due after five years through ten years	3,168	3,158
Due after ten years	780	794
	$91,388	$92,493

NORTHFIELD BANCORP, INC.  AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Contractual maturities for mortgage-backed securities are not included above, as expected maturities on mortgage-backed securities may differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without penalties.

Certain securities available-for-sale are pledged or encumbered to secure borrowings under Pledge Agreements and Repurchase Agreements and for other purposes required by law. At December 31, 2020, and December 31, 2019, debt securities available-for-sale with a carrying value of $542.1 million and $730.9 million, respectively, were pledged to secure repurchase agreements and deposits. See Note 9 - “Borrowings” for further discussion regarding securities pledged or encumbered for borrowings.

For the year ended December 31, 2020, the Company had gross proceeds of $23.6 million on sales of securities available-for-sale with gross realized gains of $350,000 and gross realized losses of $23,000. For the year ended December 31, 2019, the Company had gross proceeds of $79.3 million on sales of securities available-for-sale with gross realized gains of $514,000 and no gross realized losses. For the year ended December 31, 2018, the Company had gross proceeds of $32.1 million on sales of securities available-for-sale with gross realized gains of $183,000 and gross realized losses of $5,000. The Company recognized net gains of $1.6 million and $2.0 million on its trading securities portfolio during the years ended December 31, 2020 and December 31, 2019, respectively, and net losses of $879,000 during the year ended December 31, 2018. The Company routinely sells securities when market pricing presents, in management’s assessment, an economic benefit that outweighs holding such security, and when smaller balance securities become cost prohibitive to carry.

Gross unrealized losses on mortgage-backed securities and other debt securities available-for-sale, and the estimated fair value of the related securities, aggregated by security category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2020 and 2019, were as follows (in thousands):

	December 31, 2020
	Less than 12 months		12 months or more		Total
	Unrealized	Estimated	Unrealized	Estimated	Unrealized	Estimated
	losses	fair value	losses	fair value	losses	fair value
U.S. Government agency securities	$(10)	$3,158	$—	$—	$(10)	$3,158
Mortgage-backed securities:
Pass-through certificates:
GSE	(233)	28,419	(11)	459	(244)	28,878
REMICs:
GSE	(476)	210,569	—	—	(476)	210,569
Total	$(719)	$242,146	$(11)	$459	$(730)	$242,605

	December 31, 2019
	Less than 12 months		12 months or more		Total
	Unrealized	Estimated	Unrealized	Estimated	Unrealized	Estimated
	losses	fair value	losses	fair value	losses	fair value
Mortgage-backed securities:
Pass-through certificates:
GSE	$(25)	$3,404	$(729)	$55,184	$(754)	$58,588
REMICs:
GSE	(950)	197,634	(1,275)	54,555	(2,225)	252,189
Non-GSE	—	—	—	53	—	53
Other debt securities:
Corporate bonds	—	—	(13)	15,586	(13)	15,586
Total	$(975)	$201,038	$(2,017)	$125,378	$(2,992)	$326,416

NORTHFIELD BANCORP, INC.  AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
The Company held 12 pass-through mortgage-backed securities issued or guaranteed by GSEs that were in a continuous unrealized loss position of greater than twelve months at December 31, 2020. There were 16 pass-through mortgage-backed securities issued or guaranteed by GSEs, 67 REMIC mortgage-backed securities issued or guaranteed by GSEs, and one other debt security that were in an unrealized loss position of less than twelve months at December 31, 2020. All securities referred to above were rated investment grade at December 31, 2020. The declines in fair value relate to the general interest rate environment and are considered temporary. The securities cannot be prepaid in a manner that would result in the Company not receiving all of its amortized cost. The Company neither has an intent to sell, nor is it more likely than not that the Company will be required to sell, the securities before the recovery of their amortized cost basis or, if necessary, maturity.

The fair values of our debt securities available-for-sale could decline in the future if the underlying performance of the collateral for the collateralized mortgage obligations or other securities deteriorates and our credit enhancement levels do not provide sufficient protections to our contractual principal and interest, which may result in other-than-temporary impairment in the future. The Company did not recognize any other-than-temporary impairment charges in earnings on debt securities available-for sale during the years ended December 31, 2020, 2019 and 2018.

(4)    Debt Securities Held-to-Maturity

The following is a summary of mortgage-backed securities held-to-maturity at December 31, 2020 and 2019 (in thousands):

	2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Mortgage-backed securities:
Pass-through certificates:
GSEs	$7,234	$340	$—	$7,574
Total securities held-to-maturity	$7,234	$340	$—	$7,574

	2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Mortgage-backed securities:
Pass-through certificates:
GSEs	$8,762	$129	$(5)	$8,886
Total securities held-to-maturity	$8,762	$129	$(5)	$8,886

Contractual maturities for mortgage-backed securities are not presented, as expected maturities on mortgage-backed securities may differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without penalties. There were no sales of held-to-maturity securities for the years ended December 31, 2020, 2019 and 2018. At December 31, 2020, and December 31, 2019, debt securities held-to-maturity with a carrying value of $5.9 million and $7.4 million, respectively, were pledged to secure repurchase agreements and deposits. See Note 9 - “Borrowings” for further discussion regarding securities pledged or encumbered for borrowings.
At December 31, 2020, there were no debt securities held-to-maturity in an unrealized loss position.

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

The fair values of our debt securities held-to-maturity could decline in the future if the underlying performance of the collateral for the collateralized mortgage obligations or other securities deteriorates and our credit enhancement levels do not provide sufficient protections to our contractual principal and interest. As a result, there is a risk that significant other-than-temporary impairments may occur in the future. The Company did not recognize any other-than-temporary impairment charges in earnings on securities held-to-maturity during the years ended December 31, 2020, 2019 and 2018.
(5)    Equity Securities

At December 31, 2020 and December 31, 2019, equity securities totaled $253,000 and $3.3 million, respectively. Equity securities consist of money market mutual funds, recorded at fair value of $253,000 and $250,000, at December 31, 2020 and December 31, 2019, respectively, and in addition, an investment in a private Small Business Administration (“SBA”) Loan Fund recorded at net asset value of $3.1 million at December 31, 2019. As the SBA Loan Fund operates as a private fund, its shares are not publicly traded and therefore have no readily determinable market value. The SBA Loan Fund was recorded at net asset value as a practical expedient for reporting fair value. The Company redeemed its remaining investment in the fund during the year ended December 31, 2020.

NORTHFIELD BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(6)    Loans

Loans held-for-investment, net, consists of the following (in thousands):

	December 31,
	2020	2019
Originated loans:
Real estate loans:
Multifamily	$2,422,687	$2,196,407
Commercial mortgage	548,051	528,681
One-to-four family residential mortgage	78,759	83,742
Home equity and lines of credit	82,286	84,928
Construction and land	50,125	38,284
Total real estate loans	3,181,908	2,932,042
Commercial and industrial loans(1)	149,557	45,328
Other loans	2,742	2,083
Total commercial and industrial and other loans	152,299	47,411
Deferred loan cost, net	4,795	7,614
Originated loans held-for-investment, net	3,339,002	2,987,067
PCI Loans	18,518	17,365
Loans acquired:
One-to-four family residential mortgage	132,058	187,975
Multifamily	86,623	108,417
Commercial mortgage	168,922	113,027
Home equity and lines of credit	8,840	12,008
Construction and land	24,193	2,537
Total acquired real estate loans	420,636	423,964
Commercial and industrial loans(1)	44,795	8,689
Other loans	287	—
Total loans acquired, net	465,718	432,653
Loans held for investment, net	3,823,238	3,437,085
Allowance for loan losses	(37,607)	(28,707)
Net loans held-for-investment	$3,785,631	$3,408,378

(1) Included in originated and acquired commercial and industrial loans at December 31, 2020 are Paycheck Protection Plan (“PPP”) loans totaling $100.0 million and $26.5 million, respectively. There were no PPP loans at December 31, 2019.

The Company had $19.9 million and $0 in loans held-for-sale at December 31, 2020 and 2019, respectively.

PCI loans totaled $18.5 million at December 31, 2020, as compared to $17.4 million at December 31, 2019. The majority of the PCI loan balance was attributable to those loans acquired as part of a FDIC-assisted transaction. The Company accounts for PCI loans utilizing U.S. GAAP applicable to loans acquired with deteriorated credit quality.  At December 31, 2020, PCI loans consisted of approximately 22% one-to-four family residential loans, 23% commercial real estate loans, and 40% commercial and industrial loans, with the remaining balance in construction and land and home equity loans. At December 31, 2019, PCI loans consisted of approximately 29% commercial real estate loans and 42% commercial and industrial loans, with the remaining balance in residential and home equity loans.

NORTHFIELD BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
    The following details the accretable yield (in thousands):

	For The Year Ended December 31,
	2020	2019
Balance at the beginning of year	$17,086	$21,846
Acquisition	599	—
Accretion into interest income	(2,856)	(4,142)
Net reclassification from non-accretable difference	(628)	(618)
Balance at end of year	$14,201	$17,086

The Company does not have any lending programs commonly referred to as subprime lending. Subprime lending generally targets borrowers with weakened credit histories typically characterized by payment delinquencies, previous charge-offs, judgments, bankruptcies, or borrowers with questionable repayment capacity as evidenced by low credit scores or high debt-burden ratios.

We provide for loan losses based on the consistent application of our documented allowance for loan loss methodology. Loan losses are charged to the allowance for loans losses and recoveries are credited to it. Additions to the allowance for loan losses are provided by charges against income based on various factors which, in our judgment, deserve current recognition in estimating incurred losses. Loan losses are charged-off in the period the loans, or portion thereof, are deemed uncollectible. Generally, the Company will record a loan charge-off (including a partial charge-off) to reduce a loan to the estimated fair value of the underlying collateral, less estimated costs to sell, for collateral dependent loans. We regularly review the loan portfolio in order to maintain the allowance for loan losses in accordance with U.S. GAAP. At December 31, 2020 and 2019, the allowance for loan losses related to loans held-for-investment (excluding PCI loans) consisted primarily of the following two elements:

(1)     Allowances for loans individually evaluated for impairment are established for impaired loans (generally defined by the Company as non-accrual loans with an outstanding balance of $500,000 or greater and all loans restructured in TDRs). The amount of impairment, if any, provided for as a specific reserve determined by the deficiency, if any, between the present value of expected future cash flows discounted at the original loan’s effective interest rate or the underlying collateral value (less estimated costs to sell and discounts for quick sales,) if the loan is collateral dependent, and the carrying value of the loan. Impaired loans that have no impairment losses are not considered for general allowances described below. Generally, the Company charges down a loan to the estimated fair value of the underlying collateral, less estimated costs to sell, for collateral dependent loans and, if necessary, maintains a specific reserve in the allowance for loan losses related to cash flow dependent impaired loans where the present value of the expected future cash flows, discounted at the loan’s original contractual interest rate, is less than the carrying value of the loan unless management determines that such shortfall should be charged off.
(2)     Allowances for loans collectively evaluated for impairment are established for loan losses on a portfolio basis for loans that do not meet the definition of impaired. The portfolio is grouped into similar risk characteristics, primarily loan type, loan-to-value, and internal credit risk ratings. We apply an estimated loss rate to each loan group comprised of historical quantitative loss rates and qualitative factors. The quantitative loss rates are based on our historical net loss rates (using a look-back period and loss emergence periods). Qualitative adjustments to such loss rates are made when internal and external factors are identified which may not be fully captured in our historical quantitative net loss rates such as:

•changes in lending policies and procedures;
•changes in local, regional, national, and international economic and business conditions and developments that affect the collectability of our portfolio, including the condition of various market segments;
•changes in the nature and volume of our portfolio and in the terms of our loans;
•changes in the experience, ability and depth of lending management and other relevant staff;
•changes in the volume and severity of past due loans, the volume of non-accrual loans, and the volume and severity of adversely classified or graded loans;
•changes in the quality of our loan review system;

NORTHFIELD BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
•changes in the value of underlying collateral for collateral-dependent loans;
•the existence and effect of any concentrations of credit, and changes in the level of such concentrations; and
•the effect of other external factors such as competition and legal and regulatory requirements on the level of estimated credit losses in our existing portfolio.
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

At least each quarter, we evaluate the allowance for loan losses and adjust the allowance as appropriate through a provision for loan losses. While we use the best information available to make evaluations, future adjustments to the allowance may be necessary if conditions differ substantially from the information used in making the evaluations. In addition, as an integral part of their examination process, the Office of the Comptroller of the Currency ("OCC") will periodically review the allowance for loan losses. The OCC may require us to adjust the allowance based on their analysis of information available to them at the time of their examination.

A summary of changes in the allowance for loan losses for the years ended December 31, 2020, 2019, and 2018 follows (in thousands):

	December 31,
	2020	2019	2018
Balance at beginning of year	$28,707	$27,497	$26,160
Provision for loan losses	12,742	22	2,615
Recoveries	465	2,175	112
Charge-offs	(4,307)	(987)	(1,390)
Balance at end of year	$37,607	$28,707	$27,497

NORTHFIELD BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
The following table sets forth activity in our allowance for loan losses, by loan type, for the years ended December 31, 2020 and 2019.  The following table also details the amount of loans receivable held-for-investment, net of deferred loan fees and costs, that are evaluated individually, and collectively, for impairment, and the related portion of allowance for loan losses that is allocated to each loan portfolio segment (in thousands):

	December 31, 2020
	Real Estate
	Commercial	One-to-Four Family	Construction and Land	Multifamily	Home Equity and Lines of Credit	Commercial and Industrial	Other	Originated Loans Total	PCI	Acquired Loans	Total
Allowance for loan losses:
Beginning Balance	$4,756	$180	$536	$20,203	$317	$1,640	$151	$27,783	$789	$135	$28,707
Charge-offs	(3,304)	—	—	—	—	(92)	—	(3,396)	—	(911)	(4,307)
Recoveries	410	—	—	—	26	8	—	444	—	21	465
Provisions (credit)	4,098	27	678	6,792	(83)	286	47	11,845	92	805	12,742
Ending Balance	$5,960	$207	$1,214	$26,995	$260	$1,842	$198	$36,676	$881	$50	$37,607
Ending balance: individually evaluated for impairment	$16	$—	$—	$—	$3	$4	$—	$23	$—	$50	$73
Ending balance: collectively evaluated for impairment	$5,944	$207	$1,214	$26,995	$257	$1,838	$198	$36,653	$881	$—	$37,534
Loans, net:
Ending Balance	$548,644	$80,164	$50,158	$2,426,311	$84,297	$146,686	$2,742	$3,339,002	$18,518	$465,718	$3,823,238
Ending balance: individually evaluated for impairment	$5,518	$1,288	$—	$626	$47	$16	$—	$7,495	$—	$5,747	$13,242
Ending balance: collectively evaluated for impairment	$543,126	$78,876	$50,158	$2,425,685	$84,250	$146,670	$2,742	$3,331,507	$18,518	$459,971	$3,809,996

	December 31, 2019
	Real Estate
	Commercial	One-to-Four Family	Construction and Land	Multifamily	Home Equity and Lines of Credit	Commercial and Industrial	Other	Originated Loans Total	PCI	Acquired Loans	Total
Allowance for loan losses:
Beginning Balance	$5,630	$342	$463	$18,084	$291	$1,569	$108	$26,487	$1,010	$—	$27,497
Charge-offs	(520)	—	—	—	—	(100)	(123)	(743)	—	(244)	(987)
Recoveries	98	72	—	1,818	—	20	1	2,009	—	166	2,175
Provisions (credit)	(452)	(234)	73	301	26	151	165	30	(221)	213	22
Ending Balance	$4,756	$180	$536	$20,203	$317	$1,640	$151	$27,783	$789	$135	$28,707
Ending balance: individually evaluated for impairment	$—	$—	$—	$—	$3	$4	$—	$7	$—	$135	$142
Ending balance: collectively evaluated for impairment	$4,756	$180	$536	$20,203	$314	$1,636	$151	$27,776	$789	$—	$28,565
Loans, net:
Ending Balance	$529,287	$85,355	$38,303	$2,199,734	$86,848	$45,456	$2,084	$2,987,067	$17,365	$432,653	$3,437,085
Ending balance: individually evaluated for impairment	$13,226	$1,841	$—	$997	$55	$58	$—	$16,177	$—	$4,780	$20,957
Ending balance: collectively evaluated for impairment	$516,061	$83,514	$38,303	$2,198,737	$86,793	$45,398	$2,084	$2,970,890	$17,365	$427,873	$3,416,128

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

NORTHFIELD BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
The following table details the recorded investment of originated loans receivable held-for-investment, net of deferred fees and costs, by loan type and credit quality indicator at December 31, 2020 and 2019 (in thousands):

	At December 31, 2020
	Real Estate
	Multifamily		Commercial		One-to-Four Family		Construction and Land	Home Equity and Lines of Credit	Commercial and Industrial	Other	Total
	< 35% LTV	=> 35% LTV	< 35% LTV	=> 35% LTV	< 60% LTV	=> 60% LTV
Internal Risk Rating
Pass	$266,220	$2,145,101	$80,060	$444,614	$56,737	$21,138	$50,158	$83,952	$146,042	$2,742	$3,296,764
Special Mention	—	458	10,250	2,088	578	—	—	66	203	—	13,643
Substandard	4,142	10,390	3,154	8,478	1,711	—	—	279	441	—	28,595
Originated loans held-for-investment, net	$270,362	$2,155,949	$93,464	$455,180	$59,026	$21,138	$50,158	$84,297	$146,686	$2,742	$3,339,002

	At December 31, 2019
	Real Estate
	Multifamily		Commercial		One-to-Four Family		Construction and Land	Home Equity and Lines of Credit	Commercial and Industrial	Other	Total
	< 35% LTV	=> 35% LTV	< 35% LTV	=> 35% LTV	< 60% LTV	=> 60% LTV
Internal Risk Rating
Pass	$232,950	$1,960,984	$79,485	$440,065	$52,886	$29,967	$38,303	$86,547	$45,075	$2,084	$2,968,346
Special Mention	—	296	370	1,092	777	—	—	14	301	—	2,850
Substandard	301	5,203	—	8,275	1,397	328	—	287	80	—	15,871
Originated loans held-for-investment, net	$233,251	$1,966,483	$79,855	$449,432	$55,060	$30,295	$38,303	$86,848	$45,456	$2,084	$2,987,067

NORTHFIELD BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Included in loans receivable held-for-investment are loans for which the accrual of interest income has been discontinued due to deterioration in the financial condition of the borrowers. The recorded investment of these non-accrual loans was $8.5 million and $9.4 million at December 31, 2020, and December 31, 2019, respectively. Generally, originated loans are placed on non-accruing status when they become 90 days or more delinquent, or sooner if considered appropriate by management, and remain on non-accrual status until they are brought current, have six consecutive months of performance under the loan terms, and factors indicating reasonable doubt about the timely collection of payments no longer exist. Therefore, loans may be current in accordance with their loan terms, or may be less than 90 days delinquent and still be on a non-accruing status.

Non-accrual amounts include loans deemed to be impaired of $5.5 million and $6.8 million at December 31, 2020, and December 31, 2019, respectively. Loans on non-accrual status with principal balances less than $500,000, and therefore not meeting the Company’s definition of an impaired loan, amounted to $2.3 million at December 31, 2020, and $2.6 million at December 31, 2019. Loans past due 90 days or more and still accruing interest were $1.1 million and $518,000 at December 31, 2020, and December 31, 2019, respectively, and consisted of loans that are well secured and in the process of collection.

The Company had $19.9 million and $0 in loans held-for-sale at December 31, 2020 and 2019, respectively. Loans held-for-sale are comprised of high risk commercial real estate and multifamily loans, primarily accommodation (hotel/motel) loans that were modified in the form of interest and/or principal payment deferrals due to COVID-19 related hardships, and have not returned to contractual payments after 180 days of relief.

The following table sets forth the detail, and delinquency status, of originated and acquired non-performing loans (non-accrual loans and loans past due ninety days or more and still accruing), net of deferred fees and costs, at December 31, 2020 and 2019 (in thousands), excluding PCI loans which have been segregated into pools, and loans held-for-sale. For PCI loans, each loan pool is accounted for as a single asset with a single composite interest rate and an aggregate expectation of cash flows.

NORTHFIELD BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

	At December 31, 2020
	Total Non-Performing Loans
	Non-Accruing Loans
	0-29 Days Past Due	30-89 Days Past Due	90 Days or More Past Due	Total	90 Days or More Past Due and Accruing	Total Non-Performing Loans
Loans held-for-investment:
Real estate loans:
One-to-four family residential
LTV < 60%
Substandard	$413	$—	$77	$490	$168	$658
Total one-to-four family residential	413	—	77	490	168	658
Multifamily
LTV < 35%
Substandard	—	—	287	287	—	287
LTV => 35%
Substandard	—	—	478	478	—	478
Total multifamily	—	—	765	765	—	765
Home equity and lines of credit
Substandard	60	—	88	148	—	148
Total home equity and lines of credit	60	—	88	148	—	148
Commercial and industrial loans
Pass	—	—	—	—	80	80
Total commercial and industrial loans	—	—	—	—	80	80
Total non-performing loans held-for-investment, originated	473	—	930	1,403	248	1,651
Loans acquired:
Real Estate Loans:
Commercial
LTV < 35%
Pass	—	—	—	—	500	500
Substandard	79	—	188	267	—	267
Total	79	—	188	267	500	767
LTV => 35%
Substandard	2,750	537	2,675	5,962	—	5,962
Total commercial	2,829	537	2,863	6,229	500	6,729
One-to-four family residential
LTV < 60%
Substandard	—	—	323	323	6	329
LTV => 60%
Substandard	—	—	93	93	—	93
Total one-to-four family residential	—	—	416	416	6	422
Multifamily
LTV => 35%
Substandard	—	—	388	388	—	388
Total multifamily	—	—	388	388	—	388
Home equity and lines of credit
Substandard	—	—	43	43	—	43
Total home equity and lines of credit	—	—	43	43	—	43
Commercial and industrial
Pass	—	—	—	—	21	21
Special Mention	—	—	—	—	85	85
Substandard	—	—	37	37	250	287
Total commercial and industrial	—	—	37	37	356	393
Other loans - Pass	—	—	—	—	3	3
Total non-performing loans acquired	2,829	537	3,747	7,113	865	7,978
Total non-performing loans held-for-investment	$3,302	$537	$4,677	$8,516	$1,113	$9,629

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
Loans acquired:
Real Estate Loans:
Commercial
LTV < 35%
Substandard	79	—	188	267	66	333
LTV => 35%
Substandard	3,530	—	1,709	5,239	187	5,426
Total commercial	3,609	—	1,897	5,506	253	5,759
One-to-four family residential
LTV < 60%
Substandard	190	—	85	275	151	426
LTV => 60%
Substandard	—	—	93	93	—	93
Total one-to-four family residential	190	—	178	368	151	519
Multifamily
LTV < 35%
Substandard	40	—	—	40	—	40
LTV => 35%
Substandard	—	397	—	397	—	397
Total multifamily	40	397	—	437	—	437
Home equity and lines of credit
Substandard	—	—	28	28	—	28
Total home equity and lines of credit	—	—	28	28	—	28
Total non-performing loans acquired	3,839	$397	2,103	6,339	404	6,743
Total non-performing loans held-for-investment	$3,839	$493	$5,101	$9,433	$518	$9,951

NORTHFIELD BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
The following table sets forth the detail and delinquency status of originated and acquired loans held-for-investment, net of deferred fees and costs, by performing and non-performing loans at December 31, 2020 and 2019 (in thousands):

	December 31, 2020
	Performing (Accruing) Loans
	0-29 Days Past Due	30-89 Days Past Due	Total	Non-Performing Loans	Total Loans Receivable, net
Loans held-for-investment:
Real estate loans:
Commercial
LTV < 35%
Pass	$80,060	$—	$80,060	$—	$80,060
Special Mention	10,178	72	10,250	—	10,250
Substandard	2,998	156	3,154	—	3,154
Total	93,236	228	93,464	—	93,464
LTV => 35%
Pass	440,932	3,682	444,614	—	444,614
Special Mention	2,088	—	2,088	—	2,088
Substandard	7,699	779	8,478	—	8,478
Total	450,719	4,461	455,180	—	455,180
Total commercial	543,955	4,689	548,644	—	548,644
One-to-four family residential
LTV < 60%
Pass	56,480	257	56,737	—	56,737
Special Mention	78	500	578	—	578
Substandard	1,053	—	1,053	658	1,711
Total	57,611	757	58,368	658	59,026
LTV => 60%
Pass	21,138	—	21,138	—	21,138
Total	21,138	—	21,138	—	21,138
Total one-to-four family residential	78,749	757	79,506	658	80,164
Construction and land
Pass	49,164	994	50,158	—	50,158
Total construction and land	49,164	994	50,158	—	50,158
Multifamily
LTV < 35%
Pass	266,220	—	266,220	—	266,220
Substandard	3,245	610	3,855	287	4,142
Total	269,465	610	270,075	287	270,362
LTV= > 35%
Pass	2,143,818	1,283	2,145,101	—	2,145,101
Special Mention	458	—	458	—	458
Substandard	9,912	—	9,912	478	10,390
Total	2,154,188	1,283	2,155,471	478	2,155,949
Total multifamily	2,423,653	1,893	2,425,546	765	2,426,311
Home equity and lines of credit
Pass	83,872	80	83,952	—	83,952
Special Mention	66	—	66	—	66
Substandard	31	100	131	148	279
Total home equity and lines of credit	83,969	180	84,149	148	84,297
Commercial and industrial loans
Pass	145,797	165	145,962	80	146,042
Special Mention	172	30	202	—	202
Substandard	442	—	442	—	442
Total commercial and industrial loans	146,411	195	146,606	80	146,686

NORTHFIELD BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

	December 31, 2020
	Performing (Accruing) Loans
	0-29 Days Past Due	30-89 Days Past Due	Total	Non-Performing Loans	Total Loans Receivable, net

Other loans
Pass	2,736	6	2,742	—	2,742
Total other loans	2,736	6	2,742	—	2,742
Total originated loans held-for-investment	3,328,637	8,714	3,337,351	1,651	3,339,002
Acquired loans:
One-to-four family residential
LTV < 60%
Pass	111,164	25	111,189	—	111,189
Special Mention	1,508	370	1,878	—	1,878
Substandard	—	—	—	329	329
Total	112,672	395	113,067	329	113,396
LTV => 60%
Pass	18,569	—	18,569	—	18,569
Substandard	—	—	—	93	93
Total	18,569	—	18,569	93	18,662
Total one-to-four family residential	131,241	395	131,636	422	132,058
Commercial
LTV < 35%
Pass	48,765	2,050	50,815	500	51,315
Special Mention	328	—	328	—	328
Substandard	5,474	94	5,568	266	5,834
Total	54,567	2,144	56,711	766	57,477
LTV => 35%
Pass	91,239	340	91,579	—	91,579
Special Mention	7,756	—	7,756	—	7,756
Substandard	4,528	1,619	6,147	5,963	12,110
Total	103,523	1,959	105,482	5,963	111,445
Total commercial	158,090	4,103	162,193	6,729	168,922
Construction and land
Pass	24,193	—	24,193	—	24,193
Total construction and land	24,193	—	24,193	—	24,193
Multifamily
LTV < 35%
Pass	82,710	—	82,710	—	82,710
Substandard	—	—	—	—	—
Total	82,710	—	82,710	—	82,710
LTV => 35%
Pass	3,525	—	3,525	—	3,525
Substandard	—	—	—	388	388
Total	3,525	—	3,525	388	3,913
Total multifamily	86,235	—	86,235	388	86,623
Home equity and lines of credit
Pass	8,433	—	8,433	—	8,433
Special Mention	45	200	245	—	245
Substandard	120	—	120	42	162
Total home equity and lines of credit	8,598	200	8,798	42	8,840
Commercial and industrial
Pass	42,842	467	43,309	21	43,330
Special Mention	180	31	211	85	296
Substandard	815	67	882	287	1,169
Total commercial and industrial	43,837	565	44,402	393	44,795
Other	278	5	283	4	287
Total loans acquired	452,472	5,268	457,740	7,978	465,718
	$3,781,109	$13,982	$3,795,091	$9,629	$3,804,720

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

NORTHFIELD BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

	December 31, 2019
	Performing (Accruing) Loans
	0-29 Days Past Due	30-89 Days Past Due	Total	Non-Performing Loans	Total Loans Receivable, net
Loans acquired:
One-to-four family residential
LTV < 60%
Pass	172,882	73	172,955	—	172,955
Special Mention	—	385	385	—	385
Substandard	—	—	—	426	426
Total	172,882	458	173,340	426	173,766
LTV => 60%
Pass	14,116	—	14,116	—	14,116
Substandard	—	—	—	93	93
Total	14,116	—	14,116	93	14,209
Total one-to-four family residential	186,998	458	187,456	519	187,975
Commercial
LTV < 35%
Pass	35,173	287	35,460	—	35,460
Special Mention	994	194	1,188	—	1,188
Substandard	369	—	369	334	703
Total	36,536	481	37,017	334	37,351
LTV => 35%
Pass	60,311	—	60,311	—	60,311
Special Mention	134	464	598	—	598
Substandard	6,382	2,960	9,342	5,425	14,767
Total	66,827	3,424	70,251	5,425	75,676
Total commercial	103,363	3,905	107,268	5,759	113,027
Construction and land
Pass	2,537	—	2,537	—	2,537
Total construction and land	2,537	—	2,537	—	2,537
Multifamily
LTV < 35%
Pass	105,327	—	105,327	—	105,327
Substandard	—	—	—	40	40
Total	105,327	—	105,327	40	105,367
LTV => 35%
Pass	2,653	—	2,653	—	2,653
Substandard	—	—	—	397	397
Total	2,653	—	2,653	397	3,050
Total multifamily	107,980	—	107,980	437	108,417
Home equity and lines of credit
Pass	11,842	50	11,892	—	11,892
Substandard	88	—	88	28	116
Total home equity and lines of credit	11,930	50	11,980	28	12,008
Commercial and industrial loans
Pass	8,649	40	8,689	—	8,689
Total commercial and industrial loans	8,649	40	8,689	—	8,689
Total loans acquired	421,457	4,453	425,910	6,743	432,653
	$3,401,563	$8,206	$3,409,769	$9,951	$3,419,720

NORTHFIELD BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
The following table summarizes originated and acquired impaired loans as of December 31, 2020 and 2019 (in thousands):

	At December 31, 2020			December 31, 2019
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With No Allowance Recorded:
Real estate loans:
Commercial
LTV < 35%
Substandard	$79	$218	$—	$—	$139	$—
LTV => 35%
Pass	3,523	4,272	—	5,582	6,468	—
Special Mention	492	629	—	—	—	—
Substandard	4,744	4,957	—	10,438	11,002	—
One-to-four family residential
LTV < 60%
Pass	678	770	—	1,379	1,463	—
Special Mention	370	370	—	385	385	—
Substandard	740	740	—	564	564	—
LTV => 60%
Pass	115	152	—	122	154	—
Substandard	—	—	—	29	29	—
Multifamily
LTV < 35%
Substandard	610	610	—	40	40	—
LTV => 35%
Pass	—	—	—	26	496	—
Special Mention	16	487	—	—	—	—
Substandard	—	—	—	972	972	—
Home Equity
Pass	15	15	—	22	22	—
Commercial and industrial loans
Substandard	—	—	—	39	39	—
With a Related Allowance Recorded:
Real estate loans:
Commercial
LTV => 35%
Pass	1,274	1,274	(16)	—	—	—
Substandard	538	970	(50)	1,307	1,307	(135)
Home equity and lines of credit
Substandard	32	32	(3)	33	33	(3)
Commercial and industrial loans
Special Mention	16	16	(4)	19	19	(4)
Total:
Real estate loans:
Commercial	10,650	12,320	(66)	17,327	18,916	(135)
One-to-four family residential	1,903	2,032	—	2,479	2,595	—
Multifamily	626	1,097	—	1,038	1,508	—
Home equity and lines of credit	47	47	(3)	55	55	(3)
Commercial and industrial loans	16	16	(4)	58	58	(4)
	$13,242	$15,512	$(73)	$20,957	$23,132	$(142)

Included in the table above at December 31, 2020, are impaired loans with carrying balances of $7.8 million that were not written down by charge-offs or for which there are no specific reserves in our allowance for loan losses.  Included in the impaired loans at December 31, 2019, are loans with carrying balances of $15.9 million that were not written down by charge-offs or for which there are no specific reserves in our allowance for loan losses. Loans not written down by charge-offs or specific reserves at December 31, 2020 and 2019, have sufficient collateral values, less costs to sell (including any discounts to facilitate a sale), or sufficient future cash flows to support the carrying balances of the loans.

NORTHFIELD BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
The following table summarizes the average recorded investment in originated and acquired impaired loans (excluding PCI loans) and interest recognized on impaired loans as of, and for the years ended, December 31, 2020, and December 31, 2019 (in thousands):

	December 31, 2020		December 31, 2019
	Average Recorded Investment	Interest Income	Average Recorded Investment	Interest Income
With No Allowance Recorded:
Real estate loans:
Commercial
LTV < 35%
Substandard	$47	$3	$—	$—
LTV => 35%
Pass	4,362	192	5,757	312
Special Mention	301	40	—	—
Substandard	8,589	165	11,012	237
One-to-four family residential
LTV < 60%
Pass	1,056	31	1,586	66
Special Mention	378	22	155	23
Substandard	561	37	302	29
One-to-four family residential
LTV => 60%
Pass	118	4	125	4
Substandard	21	—	81	8
Multifamily
LTV < 35%
Substandard	154	35	64	2
LTV => 35%
Pass	10	—	32	15
Special Mention	11	15	—	—
Substandard	633	—	1,075	61
Home equity and lines of credit
Pass	19	1	25	1
Commercial and industrial loans
Substandard	30	—	45	—
With a Related Allowance Recorded:
Real estate loans:
Commercial
LTV => 35%
Pass	778	65	—	—
Substandard	1,596	42	991	17
One-to-four family residential
LTV < 60%
Substandard	104	—	338	—
Home equity and lines of credit
Substandard	32	1	33	2
Commercial and industrial loans
Special Mention	17	1	20	1
Total:
Real estate loans:
Commercial	15,673	507	17,760	566
One-to-four family residential	2,238	94	2,587	130
Multifamily	808	50	1,171	78
Home equity and lines of credit	51	2	58	3
Commercial and industrial loans	47	1	65	1
	$18,817	$654	$21,641	$778

NORTHFIELD BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
At December 31, 2020 and 2019, we had TDRs of $12.1 million and $19.2 million, respectively.

The following tables summarizes loans that were modified in a TDR during the years ended December 31, 2020 and 2019:

	Year Ended December 31, 2020
	Number of Relationships	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment(1)
	(Dollars in thousands)
Troubled Debt Restructurings
Residential	1	$187	$187
Commercial Real Estate	2	544	544
Total Troubled Debt Restructurings	3	$731	$731

(1) Amounts are at time of modification.

	Year Ended December 31, 2019
	Number of Relationships	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment(1)
	(Dollars in thousands)
Troubled Debt Restructurings
Consumer	1	$2	$2
Commercial Real Estate	1	2,834	2,834
Total Troubled Debt Restructurings	2	$2,836	$2,836

(1) Amounts are at time of modification.
There were four loans (to three borrowers) in the first table above, that requested relief due to circumstances related to COVID-19 and were modified as TDRs during the year ended December 31, 2020, all of which were modified to restructure payment terms. All four of the loans were delinquent and on non-accrual status prior to the implementation of our COVID-19 customer relief program (discussed further below) and were therefore considered to be TDRs. Two commercial real estate loans modified during the year ended December 31, 2020, totaling $462,500 subsequently defaulted and were 90 days or more past due at December 31, 2020. There were no loans modified in the year ended December 31, 2019 that subsequently defaulted.
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
The CARES Act, signed in to law on March 27, 2020, provides guidance around the modification of loans as a result of the COVID-19 pandemic, which outlined, among other criteria, that short-term modifications made on a good faith basis to borrowers who were current as defined under the CARES Act prior to any relief, are not TDRs. This includes short-term modifications such as payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that are insignificant. Borrowers are considered current under the CARES Act and related regulatory guidance if they are less than 30 days past due on their contractual payments at the time a modification program is implemented. In response to the COVID-19 pandemic and its economic impact to customers, the Company introduced a short-term modification program that complied with the CARES Act and regulatory guidance to provide temporary payment relief to those borrowers directly impacted by COVID-19. The program allows for a deferral of payments for 90 days, which may extend for an additional 90 days, with modifications in the form of payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment.

NORTHFIELD BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
During the year ended December 31, 2020, the Company made COVID-19 pandemic related modifications on 285 loans aggregating $367.6 million (excluding PCI Loans). The majority of these borrowers had resumed making payments as of December 31, 2020, and only 25 loans totaling $28.3 million remained on deferral status as of that date. Of these 25 loans, four loans totaling $1.1 million have been classified as TDRs and individually evaluated for impairment and no impairment reserve was deemed necessary. The remaining 21 loans were current as of December 31, 2019, or the date of modification, so these loans are not considered TDRs under the CARES Act. Loans in deferment status (“COVID-19 Modified Loans”) will continue to accrue interest during the deferment period unless otherwise classified as nonperforming. COVID-19 Modified Loans are required to make escrow payments for real estate taxes and insurance, if applicable. For loans given relief of interest, the deferred interest is generally to be paid back over a period not to exceed 18 months. Principal deferrals may be brought current or recast into outstanding principal at time of rate reset or repaid at the end of the loan's contractual term. COVID-19 Modified Loan agreements generally also include covenants that prohibit distributions, bonuses, or payments of management fees to related entities until all deferred payments are made.

(7)    Premises and Equipment, Net

At December 31, 2020 and 2019, premises and equipment, less accumulated depreciation and amortization, consists of the following (in thousands):

	December 31,
	2020	2019
At cost:
Land	$5,156	$4,018
Buildings and improvements	13,078	10,660
Capital leases	2,600	2,600
Furniture, fixtures, and equipment	29,880	26,179
Leasehold improvements	27,971	27,886
	78,685	71,343
Accumulated depreciation and amortization	(50,497)	(45,684)
Premises and equipment, net	$28,188	$25,659

Depreciation expense for the years ended December 31, 2020, 2019, and 2018, was $3.9 million, $3.6 million, and $3.0 million, respectively. Included in the depreciation expense for the years ended December 31, 2020 and 2019, is $303,000 and $470,000, respectively, of impairment charges on leasehold assets related to branch consolidations. There were no sales of premises and equipment in 2020, 2019, or 2018.

NORTHFIELD BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(8)    Deposits

Deposit account balances are summarized as follows (dollars in thousands):

	As of December 31,
	2020		2019
	Amount	Weighted Average Rate	Amount	Weighted Average Rate
Transaction:
Negotiable orders of withdrawal and interest-bearing checking	$905,208	0.11%	$573,927	0.87%
Non-interest bearing checking	695,831	—%	387,409	—%
Total transaction	1,601,039	0.06%	961,336	0.52%
Savings:
Money market	813,168	0.10%	651,159	1.18%
Savings	1,140,717	0.19%	747,186	1.02%
Total savings	1,953,885	0.15%	1,398,345	1.09%
Certificates of deposit:
Under $100,000	241,862	1.05%	563,303	1.86%
$100,000 or more	279,765	0.71%	485,249	1.98%
Total certificates of deposit	521,627	0.87%	1,048,552	1.92%
Total deposits	$4,076,551	0.21%	$3,408,233	1.18%

The Company had brokered deposits (included in certificates of deposit in the table above) of $47.8 million and $259.0 million at December 31, 2020 and 2019, respectively. Additionally included in the table above are $100.0 million of brokered money market deposits held as of December 31, 2020.

Scheduled maturities of certificates of deposit are summarized as follows (in thousands):

December 31, 2020
2021	$375,248
2022	72,168
2023	45,447
2024	14,988
2025	13,546
Thereafter	230
Total	$521,627

Interest expense on deposits is summarized as follows (in thousands):

	December 31,
	2020	2019	2018
Transaction	$2,372	$4,623	$2,175
Savings and money market	7,869	15,850	8,878
Certificates of deposit	14,989	20,855	16,688
	$25,230	$41,328	$27,741

NORTHFIELD BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(9)    Borrowings

Borrowings consisted of FHLB advances, securities sold under agreements to repurchase (repurchase agreements), and floating rate advances and are summarized as follows (in thousands):

	December 31,
	2020	2019
Repurchase agreements	$75,000	$75,000
Other borrowings:
FHLB advances	510,000	776,000
Floating rate advances	6,789	6,004
	$591,789	$857,004

FHLB advances are secured by a blanket lien on unencumbered securities and the Company’s FHLB capital stock.
At December 31, 2020 and 2019, FHLB advances and repurchase agreements had contractual maturities as follows (in thousands):

	December 31, 2020
	FHLB	Repurchase
	Advances	Agreements
2021	$145,000	$25,000
2022	95,000	25,000
2023	87,500	—
2024	25,000	25,000
2025	112,500	—
Thereafter	45,000	—
	$510,000	$75,000

	December 31, 2019
	FHLB	Repurchase
	Advances	Agreements
2020	$411,000	$—
2021	145,000	25,000
2022	95,000	25,000
2023	87,500	—
2024	25,000	25,000
Thereafter	12,500	—
	$776,000	$75,000

Further information regarding FHLB advances and repurchase agreements is summarized as follows (in thousands):

	December 31,
	2020	2019	2020	2019
	FHLB Advances		Repurchase Agreements
Average balance during year	$562,467	$518,372	$75,000	$45,342
Maximum outstanding at any month end	$695,000	$776,000	$75,000	$75,000
Weighted average interest rate at end of year	2.05%	2.04%	2.30%	2.30%
Weighted average interest rate during year	2.01%	2.08%	2.35%	2.35%
All of the repurchase agreements mature after more than 90 days. The repurchase agreements were secured primarily by mortgage-backed securities with an amortized cost of $88.9 million and a fair value of $91.4 million as of December 31, 2020. At December 31, 2019, the repurchase agreements were secured primarily by mortgage-backed securities with an amortized cost of $78.9 million and a fair value of $78.3 million.

NORTHFIELD BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

The Company has the ability to obtain additional funding from the FHLB and Federal Reserve Bank discount window of approximately $1.9 billion, utilizing unencumbered and unpledged securities of $715.1 million and multifamily loans of $1.2 billion at December 31, 2020.  The Company expects to have sufficient funds available to meet current commitments in the normal course of business.

Interest expense on borrowings is summarized as follows (in thousands):

	December 31,
	2020	2019	2018
Repurchase agreements	$1,762	$1,065	$7
FHLB advances	11,323	10,795	8,172
Floating rate advances	22	170	123
Obligations under capital leases	—	—	7
	$13,107	$12,030	$8,309

(10)    Income Taxes

Income tax expense (benefit) consists of the following (in thousands):

	December 31,
	2020	2019	2018
Federal tax expense (benefit):
Current	$11,270	$8,543	$8,540
Deferred	(2,391)	376	(742)
	8,879	8,919	7,798
State and local tax expense (benefit):
Current	4,825	4,067	1,985
Deferred	(667)	(199)	(151)
	4,158	3,868	1,834
Total income tax expense	$13,037	$12,787	$9,632

Reconciliation between the amount of reported total income tax expense and the amount computed by multiplying the applicable statutory income tax rate for the years ended December 31, 2020, 2019, and 2018, is as follows (dollars in thousands):

	December 31,
	2020	2019	2018
Tax expense at statutory rate	$10,505	$11,135	$10,439
Applicable statutory federal income tax rate	21%	21%	21%
Increase (decrease) in taxes resulting from:
State tax, net of federal income tax	3,285	3,056	1,448
Bank owned life insurance	(793)	(1,475)	(778)
ESOP fair market value adjustment	42	187	196
Incentive stock options	18	81	146
Merger related costs	147	—	—
Excess tax benefits from employee share based payments	—	(110)	(1,939)
Other, net	(167)	(87)	120
Income tax expense	$13,037	$12,787	$9,632

NORTHFIELD BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
New Jersey State Taxation
On July 1, 2018, the State of New Jersey enacted new legislation which established a 2.5% surtax on businesses that have New Jersey allocated net income in excess of $1.0 million. As originally enacted, the surtax was effective as of January 1, 2018 and continued through 2019, and was scheduled to decrease to 1.5% for 2020 and 2021, and expired beginning on or after January 1, 2022. New legislation enacted on September 29, 2020, extended the surtax rate of 2.5% through December 31, 2023, to be applied retrospectively to January 1, 2020. In addition, effective for taxable years beginning on or after January 1, 2019, banks are required to file combined reports of taxable income including their parent holding company. In May 2019, the State of New Jersey issued a tax technical bulletin, subsequently revised in December 2019, which gives guidance on the treatment of real estate investment trusts in connection with the combined reporting for New Jersey corporate business tax purposes. Real estate investment trusts and investment companies will be excluded from the combined group and will continue to file separate New Jersey tax returns. As a result of this guidance, the Company recorded an additional $889,000 of state tax expense net of federal benefit for the year ended December 31, 2019. The $889,000 increase was comprised of $1.1 million of current tax expense, partially offset by a write-up of deferred tax assets of $239,000.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2020 and 2019, are as follows (in thousands):

	December 31,
	2020	2019
Deferred tax assets:
Allowance for loan losses	$10,348	$7,985
Deferred compensation	3,233	3,498
Accrued salaries	775	738
Postretirement benefits	346	376
Equity awards	2,170	2,164
Unrealized actuarial losses on post-retirement benefits	(15)	(21)
Straight-line leases adjustment	1,533	1,277
Asset retirement obligation	71	70
Reserve for accrued interest receivable	675	578
Reserve for loan commitments	226	216
Employee Stock Ownership Plan	647	615
Other	293	244
Depreciation	2,798	2,414
Fair value adjustments of acquired loans	4,967	3,713
Fair value adjustments of pension benefit obligations	140	160
Total gross deferred tax assets	28,207	24,027
Deferred tax liabilities:
Unrealized gains on securities – AFS	5,083	1,786
Fair value adjustments of acquired securities	825	20
Fair value adjustments of deposit liabilities	3	219
Deferred loan fees	1,387	2,224
Other	26	30
Total gross deferred tax liabilities	7,324	4,279
Net deferred tax asset	$20,883	$19,748

Net deferred tax assets are included in other assets on the consolidated balance sheets. In 2020, the Company recorded net deferred tax assets of approximately $1.4 million as a result of the Victory acquisition.

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

As a savings institution, the Bank is subject to a special federal tax provision regarding its frozen tax bad debt reserve. At December 31, 2020 and December 31, 2019, the Bank’s federal tax bad debt base-year reserve was $5.9 million, with a related net deferred tax liability of $2.8 million, which has not been recognized since the Bank does not expect that this reserve will become taxable in the foreseeable future. Events that would result in taxation of this reserve include redemptions of the Bank’s stock or certain excess distributions by the Bank to the Company.

A reconciliation of the Company’s uncertain tax positions are as follows (in thousands):

	December 31,
	2020	2019	2018
Beginning balance	$190	$530	$482
Settlements based on tax positions related to prior years	(33)	(530)	(238)
Additions based on tax positions related to prior years	—	190	286
Ending balance	$157	$190	$530

The Company recognizes interest and penalties on income taxes in income tax expense.

The following years are open for examination or under examination:

•Federal tax filings for 2017 through present.
•New York State tax filings 2015 through present. The 2015 through 2018 filings are currently under examination.
•New York City tax filings 2015 through present. The 2015 through 2017 filings are currently under examination.
•State of New Jersey 2016 through present

(11)    Retirement Benefits

The Company has a 401(k) plan for its employees, which grants eligible employees (those salaried employees with at least three months of service) the opportunity to invest from 2% to 100% (subject to certain IRS limitations) of their base compensation in certain investment alternatives. The Company contributes an amount equal to 25% of employee contributions on the first 6% of base compensation contributed by eligible employees for the first three years of participation. Subsequent years of participation in excess of three years will increase the Company matching contribution from 25% to 50% of an employee’s contributions, on the first 6% of base compensation contributed by eligible employees. A member becomes fully vested in the Company’s contributions upon (a) completion of five years of service, or (b) normal retirement, early retirement, permanent disability, or death. The Company’s contribution to this plan amounted to approximately $508,000, $426,000, and $394,000 for the years ended December 31, 2020, 2019, and 2018, respectively.

The Company maintains the Northfield Bank ESOP. The ESOP is a tax-qualified plan designed to invest primarily in the Company’s common stock. The ESOP provides employees with the opportunity to receive a funded retirement benefit from the Bank, based primarily on the value of the Company’s common stock. The ESOP purchased 2,463,884 shares of the Company’s common stock in the Company’s initial public offering at a price of $7.13 per share, as adjusted. This purchase was funded with a loan from Northfield Bancorp, Inc. to the ESOP. The outstanding balance at December 31, 2020 and 2019 was $9.5 million and $10.1 million, respectively. The shares of the Company’s common stock purchased in the initial public offering are pledged as collateral for the loan. Shares are released for allocation to participants as loan payments are made. A total of 92,769 and 100,841 shares were released and allocated to participants of the ESOP for the years ended December 31, 2020 and 2019, respectively. Cash dividends on unallocated shares are utilized to satisfy required debt payments. Dividends on allocated shares are utilized to prepay debt which releases additional shares to participants.

NORTHFIELD BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Upon completion of the Company’s second-step conversion, a second ESOP was established for employees in 2013, which purchased 1,422,357 shares of the Company’s common stock at a price of $10.00 per share. The purchase was funded with a loan from Northfield Bancorp, Inc. to the second ESOP. The outstanding balance at December 31, 2020 and 2019 was $11.3 million and $11.8 million, respectively. The shares of the Company’s common stock purchased in the second-step conversion are pledged as collateral for the loan. Shares are released for allocation to participants as loan payments are made. A total of 54,986 and 53,320 shares were released and allocated to participants of the second ESOP for the years ended December 31, 2020 and 2019, respectively. Cash dividends on unallocated shares are utilized to satisfy required debt payments. Dividends on allocated shares are utilized to prepay debt which releases additional shares to participants.

ESOP compensation expense for both plans for the years ended December 31, 2020, 2019, and 2018 was $1.4 million, $1.9 million, and $2.0 million, respectively.

The Company maintains a Supplemental Employee Stock Ownership Plan (the "SESOP"), a non-qualified plan, that provides supplemental benefits to certain executives who are prevented from receiving the full benefits contemplated by the ESOP’s benefit formula due to tax law limits for tax-qualified plans. The supplemental payments for the SESOP consist of cash payments representing the value of Company shares that cannot be allocated to participants under the ESOP due to legal limitations imposed on tax-qualified plans. The Company's required contributions to the SESOP plan were $57,000, $41,000, and $76,000 for the years ended December 31, 2020, 2019, and 2018, respectively.

The Company provides post-retirement medical and life insurance to a limited number of retired individuals.  The Company also provides retiree life insurance benefits to all qualified employees, up to certain limits.  The following tables set forth the funded status and components of postretirement benefit costs at December 31 measurement dates (in thousands):

	2020	2019	2018
Accumulated postretirement benefit obligation beginning of year	$1,241	$1,359	$1,645
Service cost	—	9	11
Interest cost	33	52	52
Actuarial gain	(44)	(76)	(229)
Benefits paid	(97)	(103)	(120)
Accumulated postretirement benefit obligation end of year	1,133	1,241	1,359
Accrued liability (included in accrued expenses and other liabilities)	$1,133	$1,241	$1,359

The following table sets forth the amounts recognized in accumulated other comprehensive income (loss) (in thousands):

	December 31,
	2020	2019
Net loss	$87	$132
Prior service credit	(171)	(191)
Loss recognized in accumulated other comprehensive income (loss)	$(84)	$(59)

The estimated net loss and prior service credit that will be amortized from accumulated other comprehensive income (loss) into net periodic cost in 2021, are $0 and $19,000, respectively.

The following table sets forth the components of net periodic postretirement benefit costs for the years ended December 31, 2020, 2019, and 2018 (in thousands):

	December 31,
	2020	2019	2018
Service cost	$—	$9	$11
Interest cost	33	52	52
Amortization of prior service credits	(20)	—	—
Amortization of unrecognized loss	1	2	25
Net postretirement benefit cost included in compensation and employee benefits	$14	$63	$88

NORTHFIELD BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
The assumed discount rate related to plan obligations reflects the weighted average of published market rates for high-quality corporate bonds with terms similar to those of the plans expected benefit payments, rounded to the nearest quarter percentage point.

The Company’s discount rate and rate of compensation increase used in accounting for the plan are as follows:

	2020	2019	2018
Assumptions used to determine benefit obligation at period end:
Discount rate	2.00%	2.75%	4.00%
Rate of increase in compensation	N/A	4.00%	4.00%
Assumptions used to determine net periodic benefit cost for the year:
Discount rate	2.75%	4.00%	3.25%
Rate of increase in compensation(1)	N/A	4.00%	4.00%

 (1) For 2020, since the covered population is only retirees, a compensation rate increase assumption was not used.

At December 31, 2020, a medical cost trend rate of 8.75% decreasing 0.50% per year thereafter until an ultimate rate of 4.75% is reached, was used in the plan’s valuation.  The Company’s healthcare cost trend rates are based, among other things, on the Company’s own experience and third-party analysis of recent and projected healthcare cost trends.

A one percentage-point change in assumed healthcare cost trends would have the following effects (in thousands):

	One Percentage Point Increase		One Percentage Point Decrease
	2020	2019	2020	2019
Effect on benefits earned and interest cost	$3	$4	$(2)	$(4)
Effect on accumulated postretirement benefit obligation	97	104	(84)	(90)

A one percentage-point change in assumed healthcare cost trends would have the following effects (in thousands):

	One Percentage Point Increase			One Percentage Point Decrease
	2020	2019	2018	2020	2019	2018
Aggregate of service and interest components of net periodic cost (benefit)	$3	$4	$4	$(2)	$(4)	$(3)

Benefit payments of approximately $97,000, $103,000, and $120,000 were made in 2020, 2019, and 2018, respectively. The benefits expected to be paid under the postretirement health benefits plan for the next five years are as follows: $95,000 in 2021; $96,000 in 2022; $96,000 in 2023; $79,000 in 2024; and $76,000 in 2025. The benefit payments expected to be paid in the aggregate for the years 2026 through 2030 are $332,000. The expected benefits are based on the same assumptions used to measure the Company’s benefit obligation at December 31, 2020, and include estimated future employee service.

The Company maintains a nonqualified plan to provide for the elective deferral of all or a portion of director fees by members of the Board of Directors, deferral of all or a portion of the compensation and/or annual incentive compensation payable to eligible employees of the Company, and to provide to certain officers of the Company benefits in excess of those permitted to be paid by the Company’s savings plan, ESOP, and profit-sharing plan under the applicable Internal Revenue Code. The plan obligation was approximately $15.5 million and $14.7 million at December 31, 2020 and 2019, respectively, and is included in accrued expenses and other liabilities on the consolidated balance sheets. Income (loss) under this plan was $1.6 million, $2.0 million, and $(879,000) for the years ended December 31, 2020, 2019, and 2018, respectively. The Company invests to fund this future obligation, in various mutual funds designated as trading securities. The securities are marked-to-market through current period earnings as a component of non-interest income. Accrued obligations under this plan are credited or charged with the return on the trading securities portfolio as a component of compensation and benefits expense.

NORTHFIELD BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(12)    Equity Incentive Plan

Prior to December 17, 2018, the Company maintained the Northfield Bancorp, Inc. 2008 Equity Incentive Plan (the “2008 EIP”) which allowed the Company to grant common stock or options to purchase common stock at specific prices to directors and employees of the Company through December 31, 2018. The 2008 EIP provided for the issuance or delivery of up to 4,311,796 shares (1,231,941 restricted shares and 3,079,855 stock options) of Northfield Bancorp, Inc. common stock subject to certain plan limitations. As of December 31, 2018, no restricted shares or stock options remained available for issuance under the 2008 EIP. The ability of the Company to make grants under this plan, expired on December 17, 2018. On August 27, 2018, the Company granted to an employee 3,378 restricted shares. These shares vested on February 27, 2019.

    Prior to May 22, 2019, the Company also maintained the Northfield Bancorp, Inc. 2014 Equity Incentive Plan (the “2014 EIP”) which allowed the Company to grant common stock or options to purchase common stock at specific prices to directors and employees of the Company. The 2014 EIP provided for the issuance or delivery of up to 4,978,249 shares (1,422,357 restricted shares and 3,555,892 stock options) of Northfield Bancorp, Inc. common stock subject to certain plan limitations. As of December 31, 2018, 142,154 restricted shares and 348,373 stock options remained available for issuance under the 2014 EIP. On August 27, 2018, the Company granted to an employee 11,622 restricted shares. These shares vest in three installments over a two year period beginning six months from the date of grant. All stock options and restricted stock granted prior to 2018 vest in equal installments over a five year period beginning one year from the date of grant. The vesting of options and restricted stock awards may accelerate in accordance with terms of the 2014 EIP. Stock options were granted at an exercise price equal to the fair value of the Company’s common stock on the grant date based on quoted market prices and all have an expiration period of ten years.

On May 22, 2019, the Northfield Bancorp, Inc. 2019 Equity Incentive Plan (the “2019 EIP”) was approved by stockholders of the Company. Under the 2019 EIP, the maximum number of shares of stock that may be delivered to participants in the form of stock options and stock appreciation rights (“SARs”) is 6,000,000. To the extent an equity award is issued in the form of a restricted stock grant, or restricted stock unit, the number of stock options/SARs that can be granted is reduced by 4.5. The maximum number of shares of stock that may be delivered to participants in the form of restricted stock awards and restricted stock units is 1,333,333 shares. Upon approval of the 2019 EIP, the 2014 EIP was frozen and equity awards that would otherwise have been available for issuance are no longer available for grant. As of December 31, 2018, the 142,154 restricted shares and 348,373 stock options which were available for grant under the 2014 EIP were no longer available. As of December 31, 2020, a total of 5,533,886 stock options, SARs and restricted stock awards or restricted stock units remained available for issuance under the 2019 EIP, of which the maximum number of restricted stock awards and restricted stock units available for issuance was 1,229,752.

There were no stock options granted in 2020, 2019 or 2018.

During the years ended December 31, 2020, 2019, and 2018, the Company recorded, $1.4 million, $3.2 million, and $5.4 million of stock-based compensation, respectively.

The following table is a summary of the Company’s non-vested stock options as of December 31, 2020, and changes therein during the year then ended:

	Number of Stock Options	Weighted Average Grant Date Fair Value	Weighted Average Exercise Price	Weighted Average Contractual Life (years)
Outstanding- December 31, 2018	3,251,595	$3.93	$13.51	5.62
Forfeited	(15,000)	4.07	14.76	—
Exercised	(1,009,402)	3.75	12.54	—
Outstanding- December 31, 2019	2,227,193	4.01	13.93	4.96
Exercised	(13,000)	3.93	13.38	—
Outstanding- December 31, 2020	2,214,193	4.01	13.94	3.96
Exercisable- December 31, 2020	2,197,114	$4.00	$13.92	3.95

Expected future stock option expense related to the non-vested options outstanding as of December 31, 2020, is $35,000 over an average period of 0.88 years.

NORTHFIELD BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
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
The following is a summary of the status of the Company’s restricted shares as of December 31, 2020, and changes therein during the year then ended:

	Number of Shares Awarded	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2018	328,962	$14.31
Vested	(249,860)	13.99
Forfeited	(8,000)	14.76
Non-vested at December 31, 2019	71,102	15.36
Granted	103,581	15.81
Vested	(67,100)	15.18
Forfeited	(3,573)	15.81
Non-vested at December 31, 2020	104,010	$15.91

Expected future stock award expense related to the non-vested restricted awards as of December 31, 2020, is $991,000 over an average period of 4.13 years.

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

At December 31, 2020 and 2019, the following commitment and contingent liabilities existed that are not reflected in the accompanying consolidated financial statements (in thousands):

	December 31,
	2020	2019
Commitments to extend credit	$81,288	$125,630
Unused lines of credit	153,960	143,164
Standby letters of credit	3,313	6,713
The Company’s maximum exposure to credit losses in the event of nonperformance by the other party to these commitments is represented by the contractual amount. The Company uses the same credit policies in granting commitments and conditional obligations as it does for amounts recorded in the consolidated balance sheets. These commitments and obligations do not necessarily represent future cash flow requirements.  The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary, is based on management’s assessment of risk. Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third-party. The guarantees generally extend for a term of up to one year and are fully collateralized. For each guarantee issued, if the customer defaults on a payment to the third-party, the Company would have to perform under the guarantee. The unamortized fee on standby letters of credit approximates their fair value; such fees were insignificant at both December 31, 2020 and 2019. The Company maintains an allowance for estimated losses on commitments to extend credit in other liabilities. At December 31, 2020 and 2019, the allowance was $808,000 and $756,000, respectively, and changes to the allowance are recorded as a component of other non-interest expense.

NORTHFIELD BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

At December 31, 2020, the Company was obligated under non-cancelable operating leases on property used for banking purposes. Most leases contain escalation clauses and renewal options which provide for increased rentals as well as for increases in certain property costs including real estate taxes, common area maintenance, and insurance. For further details on leases see Note 19 - “Leases”

In the normal course of business, the Company may be a party to various outstanding legal proceedings and claims. In the opinion of management, the consolidated financial statements will not be materially affected by the outcome of such legal proceedings and claims.

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

At December 31, 2020, and 2019, as set forth in the following tables, both Northfield Bank and the Company exceeded all of the regulatory capital requirements to which they were subject at such dates.

NORTHFIELD BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

The following is a summary of Northfield Bank’s regulatory capital amounts and ratios compared to the regulatory requirements as of December 31, 2020 and 2019, for classification as a well-capitalized institution and minimum capital (dollars in thousands):

					For Well
			For Capital		Capitalized
			Adequacy		Under Prompt Corrective
	Actual		Purposes (1)		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2020:
CBLR	$656,324	11.96%	$439,124	8.00%	$439,124	8.00%
As of December 31, 2019:
Common Equity Tier 1 Capital (to risk-weighted assets)	$598,462	14.99%	$179,626	4.50%	$259,459	6.50%
Tier 1 Leverage	598,462	12.28	194,954	4.00	243,692	5.00
Tier I capital (to risk-weighted assets)	598,462	14.99	239,501	6.00	319,334	8.00
Total capital (to risk-weighted assets)	627,955	15.73	319,334	8.00	399,168	10.00

The following is a summary of the Company's regulatory capital amounts and ratios compared to the regulatory requirements as of December 31, 2020 and 2019, for classification as well-capitalized and minimum capital (dollars in thousands).

					For Well
			For Capital		Capitalized
			Adequacy		Under Prompt Corrective
	Actual		Purposes (1)		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2020:
CBLR	$698,864	12.73%	$439,219	8.00%	$439,219	8.00%
As of December 31, 2019:
Common Equity Tier 1 Capital (to risk-weighted assets)	$651,974	16.35%	$179,439	4.50%	$259,189	6.50%
Tier 1 Leverage	651,974	13.37	195,018	4.00	243,772	5.00
Tier I capital (to risk-weighted assets)	651,974	16.35	239,251	6.00	319,002	8.00
Total capital (to risk-weighted assets)	681,467	17.09	319,002	8.00	398,752	10.00

(15)    Fair Value Measurement

The following tables present the assets reported on the consolidated balance sheets at their estimated fair value as of December 31, 2020 and 2019, by level within the fair value hierarchy as required by the Fair Value Measurements and Disclosures Topic of the FASB Accounting Standards Codification ("ASC"). Financial assets and liabilities are classified in their entirety based on the level of input that is significant to the fair value measurement.  The fair value hierarchy is as follows:
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

	Fair Value Measurements at December 31, 2020 Using:
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Measured on a recurring basis:
Assets:
Investment securities:
Debt securities available-for-sale:
U.S. Government agency securities	$3,158	$—	$3,158	$—
Mortgage-backed securities:
Pass-through certificates:
GSE	281,343	—	281,343	—
REMICs:
GSE	890,965	—	890,965	—
Non-GSE	4	—	4	—
	$1,172,312	$—	$1,172,312	$—
Other debt securities
Municipal bonds	123	—	123	—
Corporate bonds	88,418	—	88,418	—
Asset-backed securities	794	—	794	—
	89,335	—	89,335	—
Total debt securities available-for-sale	1,264,805	—	1,264,805	—
Trading securities	12,291	12,291	—	—
Equity securities	253	253	—	—
Total	$1,277,349	$12,544	$1,264,805	$—

Measured on a non-recurring basis:
Assets:
Impaired loans:
Real estate loans:
Commercial real estate	$5,268	$—	$—	$5,268
One-to-four family residential mortgage	—	—	—	—
Multifamily	16	—	—	16
Home equity and lines of credit	28	—	—	28
Total impaired real estate loans	5,312	—	—	5,312
Commercial and industrial loans	13	—	—	13
Total	$5,325	$—	$—	$5,325

NORTHFIELD BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

	Fair Value Measurements at December 31, 2019 Using:
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Measured on a recurring basis:
Assets:
Investment securities:
Debt securities available-for-sale:
Mortgage-backed securities
Pass-through certificate
GSE	$329,407	$—	$329,407	$—
REMICs:
GSE	643,667	$—	643,667	—
Non-GSE	53	—	53	—
	973,127	—	973,127	—
Other debt securities:
Municipal bonds	299	—	299	—
Corporate bonds	164,926	—	164,926	—
	165,225	—	165,225	—
Total debt securities available-for sale	1,138,352	—	1,138,352	—
Trading securities	11,222	11,222	—	—
Equity securities	250	250	—	—
Total	$1,149,824	$11,472	$1,138,352	$—
Measured on a non-recurring basis:
Assets:
Impaired loans:
Real estate loans:
Commercial real estate	$4,871	$—	$—	$4,871
Multifamily	26	—	—	26
Home equity and lines of credit	30	—	—	30
Total impaired real estate loans	4,927	—	—	4,927
Commercial and industrial loans	15	—	—	15
Total	$4,942	$—	$—	$4,942

    The following table presents qualitative information for Level 3 assets measured at fair value on a non-recurring basis at December 31, 2020 (dollars in thousands):

	Fair Value	Valuation Methodology	Unobservable Inputs	Range of Inputs
	(in thousands)
Impaired loans	$5,325	Appraisals	Discount for costs to sell	7.0%
			Discount for quick sale	10.0%
		Discounted cash flows	Interest rates	4.88% - 6.25%

NORTHFIELD BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
    The following table presents qualitative information for Level 3 assets measured at fair value on a non-recurring basis at December 31, 2019 (dollars in thousands):

	Fair Value	Valuation Methodology	Unobservable Inputs	Range of Inputs
	(in thousands)
Impaired loans	$4,942	Appraisals	Discount for costs to sell	7.0%
			Discount for quick sale	10.0%
		Discounted cash flows	Interest rates	4.13% - 6.25%

The valuation techniques described below were used to measure fair value of financial instruments in the tables below on a recurring and non-recurring basis as of December 31, 2020 and 2019.

Debt Securities Available-for-Sale: The estimated fair values for mortgage-backed securities, corporate, and other debt securities are obtained from a nationally recognized third-party pricing service. The estimated fair values are derived primarily from cash flow models, which include assumptions for interest rates, credit losses, and prepayment speeds. Broker/dealer quotes are utilized as well, when such quotes are available and deemed representative of the market. The significant inputs utilized in the cash flow models are based on market data obtained from sources independent of the Company (Observable Inputs), and are therefore classified as Level 2 within the fair value hierarchy. There were no transfers of securities between Level 1 and Level 2 during the years ended December 31, 2020 and 2019.

Trading Securities: Fair values are derived from quoted market prices in active markets.  The assets consist of publicly traded mutual funds.

Equity Securities: Fair values of equity securities consisting of publicly traded mutual funds are derived from quoted market prices in active markets.

Impaired Loans: At December 31, 2020, and December 31, 2019, the Company had impaired loans held-for-investment (excluding PCI loans) with outstanding principal balances of $7.4 million and $7.0 million, respectively, which were recorded at their estimated fair value of $5.3 million and $4.9 million, respectively. The Company recorded a net decrease in the specific reserve for impaired loans of $69,000 and an increase of $116,000 for the years ended December 31, 2020 and 2019, respectively. The Company recorded net charge-offs of $3.8 million for the year ended December 31, 2020, as compared to net recoveries of $1.2 million for the year ended December 31, 2019, utilizing Level 3 inputs. For purposes of estimating fair value of impaired loans, management utilizes independent appraisals, if the loan is collateral dependent, adjusted downward by management, as necessary, for changes in relevant valuation factors subsequent to the appraisal date, or the present value of expected future cash flows for non-collateral dependent loans and TDRs.

In addition, the Company may be required, from time to time, to measure the fair value of certain other financial assets on a non-recurring basis in accordance with U.S. GAAP. The adjustments to fair value usually result from the application of lower-of-cost-or-market accounting or write downs of individual assets.

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

NORTHFIELD BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(b)    Debt Securities (Held-to-Maturity)

The estimated fair values for substantially all of our securities are obtained from an independent, nationally recognized pricing service. The independent pricing service utilizes market prices of same or similar securities whenever such prices are available. Prices involving distressed sellers are not utilized in determining fair value. Where necessary, the independent third-party pricing service estimates fair value using models employing techniques such as discounted cash flow analysis. The assumptions used in these models typically include assumptions for interest rates, credit losses, and prepayments, utilizing market observable data where available.

(c)    Investments in Equity Securities at Net Asset Value Per Share

The Company uses net asset value as a practical expedient to record its investment in a private SBA Loan Fund since the shares in the fund are not publicly traded, do not have a readily determinable fair value, and the net asset value per share is calculated in a manner consistent with the measurement principles of an investment company.

(d)    FHLBNY Stock

The fair value for FHLBNY stock is its carrying value, since this is the amount for which it could be redeemed and there is no active market for this stock.

(e)    Loans (Held-for-Investment)

Fair values are estimated for portfolios of loans with similar financial characteristics. Loans are segregated by type such as originated and purchased, and further segregated by residential mortgage, construction, land, multifamily, commercial and consumer. Each loan category is further segmented into amortizing and non-amortizing and fixed and adjustable rate interest terms and by performing and non-performing categories. The fair value of loans is estimated using a discounted cash flow analysis. The discount rates used to determine fair value use interest rate spreads that reflect factors such as liquidity, credit, and non-performance risk of the loans.

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

The estimated fair values of the Company’s significant financial instruments at December 31, 2020 and 2019, are presented in the following table (in thousands):

	December 31, 2020
		Estimated Fair Value
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$87,544	$87,544	$—	$—	$87,544
Trading securities	12,291	12,291	—	—	12,291
Debt securities available-for-sale	1,264,805	—	1,264,805	—	1,264,805
Debt securities held-to-maturity	7,234	—	7,574	—	7,574
Equity securities	253	253	—	—	253
FHLBNY stock, at cost	28,641	—	28,641	—	28,641
Loans held-for-sale	19,895	—	—	19,895	19,895
Net loans held-for-investment	3,785,631	—	—	3,842,054	3,842,054
Derivative assets	1,498	—	1,498	—	1,498
Financial liabilities:
Deposits	$4,076,551	$—	$4,082,538	$—	$4,082,538
Borrowed funds	591,789	—	609,900	—	609,900
Advance payments by borrowers for taxes and insurance	19,677	—	19,677	—	19,677
Derivative liabilities	1,502	—	1,502	—	1,502

	December 31, 2019
		Estimated Fair Value
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$147,818	$147,818	$—	$—	$147,818
Trading securities	11,222	11,222	—	—	11,222
Debt securities available-for-sale	1,138,352	—	1,138,352	—	1,138,352
Debt securities held-to-maturity	8,762	—	8,886	—	8,886
Equity securities(1)	250	250	—	—	250
FHLBNY stock, at cost	39,575	—	39,575	—	39,575
Net loans held-for-investment	3,408,378	—	—	3,482,804	3,482,804
Derivative assets	79	—	79	—	79
Financial liabilities:
Deposits	$3,408,233	$—	$3,412,414	$—	$3,412,414
Borrowed funds	857,004	—	862,980	—	862,980
Advance payments by borrowers for taxes and insurance	20,045	—	20,045	—	20,045
Derivative liabilities	79	—	79	—	79

(1) Excludes investments measured at net asset value in the amount of $3.1 million at December 31, 2019, which have not been classified in the fair value hierarchy.

NORTHFIELD BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

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

(16)        Earnings Per Share

The following is a summary of the Company’s earnings per share calculations and reconciliation of basic to diluted earnings per share for the periods indicated (in thousands, except share and per share data):

	December 31,
	2020	2019	2018
Net income available to common stockholders	$36,988	$40,235	$40,079

Weighted average shares outstanding-basic	48,721,504	46,783,442	46,319,760
Effect of non-vested restricted stock and stock options outstanding	64,459	380,362	787,673
Weighted average shares outstanding-diluted	48,785,963	47,163,804	47,107,433
Earnings per share-basic	$0.76	$0.86	$0.87
Earnings per share-diluted	$0.76	$0.85	$0.85
Anti-dilutive shares	1,972,136	546,120	765,792
(17)        Stock Repurchase Program

On April 24, 2019, the Company's Board of Directors approved a $37.2 million stock repurchase program under which the Company is authorized to repurchase shares and anticipates conducting such repurchases in accordance with Rule 10b5-1 of the Securities and Exchange Commission. The timing of the repurchases will depend on certain factors, including but not limited to, market conditions and prices, the Company’s liquidity and capital requirements, and alternative uses of capital. Any repurchased shares will be held as treasury stock and will be available for general corporate purposes. The repurchases may be suspended, terminated or modified at any time for any reason, including market conditions, the cost of repurchasing shares, the availability of alternative investment opportunities, liquidity, and other factors deemed appropriate. These factors may also affect the timing and amount of share repurchases. The Company is not obligated to purchase any particular number of shares. The Company repurchased 885,535 shares of its common stock outstanding at an average price of $11.59 for a total of $10.3 million during the year ended December 31, 2020, pursuant to the stock repurchase plan. At December 31, 2020, there were 564,488 shares remaining for repurchase.
(18)        Revenue Recognition

The Company records revenue from contracts with customers in accordance with ASU 2014-09, Revenue from Contracts with Customers ("Topic 606"). The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. Topic 606 does not apply to revenue associated with financial instruments, including revenue from loans and securities, which comprise the majority of the Company’s revenue.

The Company’s revenue streams that are within the scope of Topic 606 include service charges on deposit accounts, ATM and card interchange fees, investment services fees, and other miscellaneous income. Fees and service charges for customer services include: (i) service charges on deposit accounts, including account maintenance fees, overdraft fees, insufficient funds fees, wire fees, and other deposit related fees; (ii) ATM and card interchange fees, which include fees generated when a Bank cardholder uses a non-Bank ATM or a non-Bank cardholder uses a Bank ATM, and fees earned whenever the Bank's debit cards are processed through card payment networks such as Visa; and (iii) investment services fees earned through partnering with a third-party investment and brokerage service firm to provide insurance and investment products to customers. The Company's performance obligation for fees and service charges is satisfied and related revenue recognized immediately or in the month of performance of services. Other income primarily includes fee income on interest rate swaps for the year ended December 31, 2020, and rental income from subleasing one of the Company's branches to a third party and income and gains or losses, net, related to OREO in prior years.
The following table summarizes non-interest income for the periods indicated (in thousands):

	December 31,
	2020	2019	2018
Fees and service charges for customer services:
Service charges	$2,356	$3,309	$3,356
ATM and card interchange fees	1,326	1,310	1,216
Investment fees	285	262	305
Total fees and service charges for customer services	3,967	4,881	4,877
Income on bank owned life insurance(1)	3,774	7,023	3,705
Gains on available-for-sale debt securities, net(1)	327	514	178
Gains (losses) on trading securities, net(1)	1,601	1,988	(879)
Gains on sale of loans(1)	665	—	—
Other(1)	1,138	402	246
Total non-interest income	$11,472	$14,808	$8,127

(1) Not within the scope of Topic 606
(19)        Leases

The Company’s leases primarily relate to real estate property for branches and office space with terms extending from three months up to 34.5 years. At December 31, 2020, all of the Company's leases are classified as operating leases, which are required to be recognized on the consolidated statements of financial condition as a right-of-use asset and a corresponding lease liability.

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

At December 31, 2020, the Company’s operating lease right-of-use assets and operating lease liabilities included in the consolidated balance sheet were $36.7 million and $42.7 million, respectively. At December 31, 2019, the Company’s operating lease right-of-use assets and operating lease liabilities included in the consolidated balance sheet were $39.5 million and $44.1 million, respectively. Operating lease expense is recognized on a straight-line basis over the lease term, while variable lease payments are recognized as incurred. Variable lease payments include common area maintenance charges, real estate taxes, repairs and maintenance costs and utilities. Operating and variable lease expenses are recorded in occupancy expense in the consolidated statements of comprehensive income.

Supplemental lease information at or for the years ended December 31, 2020 and 2019 is as follows (dollars in thousands):

	At or for the Year Ended
	December 31, 2020	December 31, 2019
Operating lease cost	$6,160	$6,119
Variable lease cost	3,276	2,813
Net lease cost	$9,436	$8,932
Cash paid for amounts included in measurement of operating lease liabilities	$6,490	$5,901
Right-of-use assets obtained in exchange for new operating lease liabilities	$3,568	$1,013
Weighted average remaining lease term (in years) at December 31, 2020	12.28 years	12.77 years
Weighted average discount rate	3.60%	3.62%
The following table summarizes lease payment obligations for each of the next five years and thereafter in addition to a reconcilement to the Company's current lease liability (dollars in thousands):

Year	Amount
2021	$6,377
2022	5,550
2023	5,504
2024	5,066
2025	4,711
Thereafter	28,196
Total lease payments	55,404
Less: imputed interest	(12,670)
Present value of lease liabilities	$42,734
Net rental expense included in occupancy expense was approximately $8.0 million, $6.8 million, and $5.7 million for the years ended December 31, 2020, 2019, and 2018, respectively. Included in rental expense for the years ended December 31, 2020 and 2019 is approximately $1.8 million and $579,000 of accelerated rental expense related to the consolidation of three branches on December 31, 2020.

As of December 31, 2020, the Company had not entered into any leases that have not yet commenced.
(20)        Derivatives

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

During the fourth quarter of 2019, the Company entered into its first derivative transaction. At December 31, 2020, the Company had seven interest rate swaps with a notional amount of $39.2 million. At December 31, 2019, the Company had one interest rate swap with a notional amount of $12.0 million. For the years ended December 31, 2020 and 2019, the Company recorded fee income of approximately $797,000 and $147,000, respectively.

The table below presents the fair value of derivatives as well as their location on the consolidated balance sheets (in thousands):

	Fair Value
	December 31,
Balance Sheet Location	2020	2019
Other assets	$1,498	$79
Other liabilities	1,502	$79

NORTHFIELD BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

(21)    Parent-only Financial Information

The following condensed parent company only financial information reflects Northfield Bancorp, Inc.’s investment in its wholly-owned consolidated subsidiary, Northfield Bank, using the equity method of accounting.

Northfield Bancorp, Inc.
Condensed Balance Sheets

	December 31,
	2020	2019
	(in thousands)
Assets
Cash in Northfield Bank	$21,456	$32,828
Interest-earning deposits in other financial institutions	21	280
Investment in Northfield Bank	711,441	642,341
ESOP loan receivable	20,836	21,897
Other assets	474	132
Total assets	$754,228	$697,478
Liabilities and Stockholders' Equity
Total liabilities	$247	$1,625
Total stockholders' equity	753,981	695,853
Total liabilities and stockholders' equity	$754,228	$697,478

Northfield Bancorp, Inc.
 Condensed Statements of Comprehensive Income

	Years Ended
	December 31,
	2020	2019	2018
	(in thousands)
Interest on ESOP loan	$1,043	$1,263	$1,081
Interest income on deposits in other financial institutions	129	229	38
Gains (losses) on securities, net	—	10	(6)
Undistributed earnings of Northfield Bank	37,544	40,012	40,092
Total income	38,716	41,514	41,205
Other expenses	1,647	863	890
Income tax expense	81	416	236
Total expenses	1,728	1,279	1,126
Net income	$36,988	$40,235	$40,079
Comprehensive income:
Net income	$36,988	$40,235	$40,079
Other comprehensive income (loss), net of tax	8,461	13,846	(3,696)
Comprehensive income	$45,449	$54,081	$36,383

NORTHFIELD BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Northfield Bancorp, Inc.
 Condensed Statements of Cash Flows

	December 31,
	2020	2019	2018
	(in thousands)
Cash flows from operating activities
Net income	$36,988	$40,235	$40,079
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
(Increase) decrease in other assets	(1,008)	(1,073)	3
Losses (gains) on securities, net	—	(10)	6
(Decrease) increase in other liabilities	(1,499)	(36)	846
Undistributed earnings of Northfield Bank	(37,544)	(40,012)	(40,092)
Net cash (used in) provided by operating activities	(3,063)	(896)	842
Cash flows from investing activities
Cash and cash equivalents acquired in business acquisition	5,903	—	—
Dividends from Northfield Bank	16,174	41,277	16,493
Net cash provided by investing activities	22,077	41,277	16,493
Cash flows from financing activities
Principal payments on ESOP loan receivable	1,061	1,065	1,059
Purchase of treasury stock	(10,405)	(15,815)	(5)
Dividends paid	(21,476)	(20,198)	(18,673)
Exercise of stock options	175	5,770	2,088
Net cash used in financing activities	(30,645)	(29,178)	(15,531)
Net (decrease) increase in cash and cash equivalents	(11,631)	11,203	1,804
Cash and cash equivalents at beginning of year	33,108	21,905	20,101
Cash and cash equivalents at end of year	$21,477	$33,108	$21,905

NORTHFIELD BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

(22)        Selected Quarterly Financial Data (Unaudited)

The following tables are a summary of certain quarterly financial data for the years ended December 31, 2020 and 2019:

	2020 Quarter Ended
	March 31	June 30	September 30	December 31
	(Dollars in thousands, except per share data)
Selected Operating Data:
Interest income	$42,732	$40,911	$41,457	$43,045
Interest expense	12,799	10,681	8,849	6,008
Net interest income	29,933	30,230	32,608	37,037
Provision for loan losses	8,183	1,921	165	2,473
Net interest income after provision for loan losses	21,750	28,309	32,443	34,564
Other income	108	4,238	3,022	4,104
Other expenses	15,682	17,855	23,788	21,188
Income before income tax expense	6,176	14,692	11,677	17,480
Income tax expense	1,625	3,899	3,095	4,418
Net income	$4,551	$10,793	$8,582	$13,062
Net income per basic common share	$0.10	$0.23	$0.17	$0.26
Net income per diluted common share	$0.10	$0.23	$0.17	$0.26
	2019 Quarter Ended
	March 31	June 30	September 30	December 31
	(Dollars in thousands, except per share data)
Selected Operating Data:
Interest income	$39,466	$40,193	$42,847	$42,637
Interest expense	12,136	13,034	14,027	14,161
Net interest income	27,330	27,159	28,820	28,476
Provision (recoveries) for loan losses	59	491	(1,300)	772
Net interest income after provision for loan losses	27,271	26,668	30,120	27,704
Other income	3,314	2,566	4,733	4,195
Other expenses	19,204	18,750	16,869	18,726
Income before income tax expense	11,381	10,484	17,984	13,173
Income tax expense	2,610	2,280	4,845	3,052
Net income	$8,771	$8,204	$13,139	$10,121
Net income per basic common share	$0.19	$0.18	$0.28	$0.22
Net income per diluted common share	$0.19	$0.17	$0.28	$0.21

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Steven M. Klein, our President and Chief Executive Officer, and William R. Jacobs, our Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) or (the Exchange Act) as of December 31, 2020.  Based upon their evaluation, they each found that our disclosure controls and procedures were effective as of that date.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013).  Based on our assessment we conclude that, as of December 31, 2020, the Company’s internal control over financial reporting was effective based on those criteria.

The Company’s independent registered public accounting firm that audited the consolidated financial statements has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020, and it is included in Item 8, under Part II of this Annual Report on Form 10-K.  This report appears on page 80 of this document.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fourth quarter of 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

    None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The sections of the Company’s definitive proxy statement for the Company’s 2021 Annual Meeting of the Stockholders (the “2021 Proxy Statement”) entitled “Corporate Governance and Board Matters -Director Nominees,” “-Directors Continuing in Office,” “-Director and Director Nominee Evaluation Process,” “-Executive Officers who are not Directors” “Other Information - Delinquent Section 16(a) Reports,” “Corporate Governance and Board Matters - Codes of Conduct and Ethics,” and “Board of Directors, Leadership Structure, Role in Risk Oversight, Meetings and Standing Committees-Audit Committee” are incorporated herein by reference.

A copy of the Code of Conduct and Ethics for Employees, Officers, and Directors and the Code of Conduct and Ethics for Senior Financial Officers is available to shareholders under the Investor Relations tab on the Company's website at www.eNorthfield.com.

ITEM 11.    EXECUTIVE COMPENSATION

The sections of the Company’s 2021 Proxy Statement entitled “Corporate Governance and Board Matters-Director Compensation” and “Executive Compensation” are incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The section of the Company’s 2021 Proxy Statement entitled “Proposal 1 - Election of Directors” is incorporated herein by reference.

Set forth below is information as of December 31, 2020, with respect to compensation plans (other than our employee stock ownership plan) under which equity securities of the Company are authorized for issuance:

	Equity Compensation Plan Information
	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights(1)	Number of Securities Remaining Available for Future Issuance Under Stock-Based Compensation Plans (Excluding Securities Reflected in First Column)
Equity compensation plans approved by security holders	2,214,193	$13.94	5,533,886
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	2,214,193	$13.94	5,533,886
(1) Represents the weighted average exercise price of outstanding options at December 31, 2020.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The sections of the Company’s 2021 Proxy Statement entitled “Corporate Governance and Board Matters-Transactions with Certain Related Persons” and “Board of Directors, Leadership Structure, Role in Oversight, Meetings and Standing Committees - Board of Directors” are incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

The sections of the Company’s 2021 Proxy Statement entitled “Audit-Related Matters-Policy for Approval of Audit and Permitted Non-audit Services” and “-Auditor Fees and Services” are incorporated herein by reference.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
    (a)(1)  Financial Statements
    The following documents are filed as part of this Annual Report on Form 10-K.
(A) Reports of Independent Registered Public Accounting Firm
(B) Consolidated Balance Sheets - at December 31, 2020, and 2019
(C) Consolidated Statements of Comprehensive Income - Years ended December 31, 2020, 2019, and 2018
(D) Consolidated Statements of Changes in Stockholders’ Equity - Years ended December 31, 2020, 2019, and 2018
(E) Consolidated Statements of Cash Flows - Years ended December 31, 2020, 2019, and 2018
(F) Notes to Consolidated Financial Statements

(a)(2)    Exhibits

3.1	Certificate of Incorporation of Northfield Bancorp, Inc. (4)
3.2	Bylaws of Northfield Bancorp, Inc. (4)
4.1	Form of Common Stock Certificate of Northfield Bancorp, Inc.(4)
4.2	Description of Registrant's Securities (16)
10.1	Short Term Disability and Long Term Disability for Senior Management (1) †
10.2	Northfield Bank Non-Qualified Deferred Compensation Plan (3) †
10.3	Northfield Bank Non-Qualified Supplemental Employee Stock Ownership Plan (3) †
10.4	Amendment to Northfield Bank Non-Qualified Deferred Compensation Plan (5) †
10.5	Amendment to Northfield Bank Non-Qualified Supplemental Employee Stock Ownership Plan (5) †
10.6	Group Term Replacement Plan (6) †
10.7	Northfield Bancorp, Inc. 2014 Equity Incentive Plan (7) †
10.8	Form of Employee Stock Option Award Agreement under the 2014 Equity Incentive Plan with the Exception of John W. Alexander and Steven M. Klein (8) †
10.9	Form of Employee Restricted Stock Award Agreement under the 2014 Equity Incentive Plan with John W. Alexander and Steven M. Klein (8) †
10.10	Form of Director Restricted Stock Award Agreement under the 2014 Equity Incentive Plan (8) †
10.11	Form of amendment to restricted stock award and stock option agreements to participants of the 2014 Equity Incentive Plan (2) †
10.12	Form of Employee Stock Option Award Agreement under the 2014 Equity Incentive Plan with the Exception of John W. Alexander and Steven M. Klein (9) †
10.13	Form of Employee Stock Option Award Agreement under the 2014 Equity Incentive Plan with John W. Alexander and Steven M. Klein (9) †
10.14	Form of Director Non-Statutory Stock Option Award Agreement under the 2014 Equity Incentive Plan (10) †
10.15	Form of Employee Restricted Stock Award Agreement under the 2014 Equity Incentive Plan with the exception of John W. Alexander and Steven M. Klein (9) †
10.16	Form of Employee Restricted Stock Award Agreement under the 2014 Equity Incentive Plan with John W. Alexander and Steven M. Klein (9) †
10.17	Form of Director Restricted Stock Award Agreement under the 2014 Equity Incentive Plan (9) †
10.18	Form of Amended and Restated Employment Agreement effective November 1, 2017, with Steven M. Klein (10) †
10.19	Form of Amended and Restated Employment Agreement effective January 1, 2018, with William R. Jacobs (11) †
10.20	Northfield Bancorp, Inc. Management Cash Incentive Governing Plan, Amended January 30, 2019 (12) †
10.21	Northfield Bancorp, Inc. 2019 Management Cash Incentive Plan, Amended January 30, 2019 (12) †
10.22	Northfield Bancorp, Inc. 2019 Equity Incentive Plan (13) †
10.23	Northfield Bancorp, Inc. 2020 Management Cash Incentive Plan (14) †
10.24	Form of Director Time-Based Restricted Stock Award Agreement under the 2019 Equity Incentive Plan (15) †
10.25	Form of CEO Time-Based Restricted Stock Award Agreement under the 2019 Equity Incentive Plan (15) †
10.26	Form of Executive Vice President Time-Based Restricted Stock Award Agreement under the 2019 Equity Incentive Plan (15) †
10.27	Form of Employee (Below Executive Vice President) Time-Based Restricted Stock Award Agreement under the 2019 Equity Incentive Plan (15) †
10.28	Form of CEO Restricted Stock Unit Agreement (Performance-Based Vesting) under the 2019 Equity Incentive Plan (15) †

10.29	Form of Executive Vice President Restricted Stock Unit Agreement (Performance-Based Vesting) under the 2019 Equity Incentive Plan (15) †
10.30	Form of Director Stock Option Agreement (Time-Based Vesting) under the 2019 Equity Incentive Plan (15) †
10.31	Form of Incentive Employee Stock Option Agreement (Time-Based Vesting) under the 2019 Equity Incentive Plan (15) †
10.32	Form of Amendment to Employment Agreements effective January 1, 2020, with Steven M. Klein, William R. Jacobs, Tara L. French, David V. Fasanella, and Robin Lefkowitz (16)†
10.33	Transition Consulting Agreement between Northfield Bank and Michael J. Widmer (17)†
10.34	Form of Director Time-Based Restricted Stock Award Agreement under the 2019 Equity Incentive Plan (18)†
10.35	Form of President and Chief Executive Officer Time-Based Restricted Stock Award Agreement under the 2019 Equity Incentive Plan (18)†
10.36	Form of Executive Vice President Time-Based Restricted Stock Award Agreement under the 2019 Equity Incentive Plan (18)†
10.37	Form of Employee (Below Executive Vice President) Time-Based Restricted Stock Award Agreement under the 2019 Equity Incentive Plan (18)†
10.38	Form of President and Chief Executive Officer Restricted Stock Unit Agreement (Performance-Based Vesting) under the 2019 Equity Incentive Plan (18)†
10.39	Form of Executive Vice President Restricted Stock Unit Agreement (Performance-Based Vesting) under the 2019 Equity Incentive Plan (18)†
10.40	Northfield Bancorp, Inc. 2021 Executive Management Cash Incentive Plan (19)†
21	Subsidiaries of Registrant (1)
23	Consent of KPMG LLP *
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101
The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Statements of Changes in Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements.

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

(16)     Incorporated by reference to Northfield Bancorp Inc.’s Annual Report on Form 10-K, dated December 31, 2019, filed with the Securities and Exchange Commission on March 2, 2020 (File Number 001-35791).

(17)    Incorporated by reference to Northfield Bancorp Inc.’s Current Report on Form 8-K dated July 29, 2020, filed with the Securities and Exchange Commission on August 3, 2020 (File Number 001-35791).

(18)    Incorporated by reference to Northfield Bancorp Inc.’s Current Report on Form 8-K dated January 29, 2021, filed with the Securities and Exchange Commission on February 4, 2021 (File Number 001-35791).

(19)    Incorporated by reference to Northfield Bancorp Inc.’s Current Report on Form 8-K dated February 24, 2021, filed with the Securities and Exchange Commission on March 2, 2021 (File Number 001-35791).

ITEM 16.    FORM 10-K SUMMARY

Not Applicable.

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTHFIELD BANCORP, INC.

Date:	March 10, 2021	By:	/s/ Steven M. Klein
Steven M. Klein
President and Chief Executive Officer
(Duly Authorized Representative)

    Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Steven M. Klein	President and Chief Executive Officer (Principal Executive Officer)	March 10, 2021
Steven M. Klein

/s/ William R. Jacobs	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 10, 2021
William R. Jacobs

/s/ John W. Alexander	Director	March 10, 2021
John W. Alexander

/s/ Annette Catino	Director	March 10, 2021
Annette Catino

/s/ Gil Chapman	Director	March 10, 2021
Gil Chapman

/s/ John P. Connors, Jr	Director	March 10, 2021
John P. Connors, Jr.

/s/ Timothy C. Harrison	Director	March 10, 2021
Timothy C. Harrison

/s/ Karen J. Kessler	Director	March 10, 2021
Karen J. Kessler

/s/ Patrick L. Ryan	Director	March 10, 2021
Patrick L. Ryan

/s/ Frank P. Patafio	Director	March 10, 2021
Frank P. Patafio

/s/ Patrick E. Scura, Jr.	Director	March 10, 2021
Patrick E. Scura, Jr.

/s/ Paul V. Stahlin	Director	March 10, 2021
Paul V. Stahlin