Form 10-K/A
period 2020-12-31
Northfield Bancorp, Inc.
filed 2021-05-07
CIK 1493225

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
(Amendment No. 1)

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
DOCUMENTS INCORPORATED BY REFERENCE
None.

EXPLANATORY NOTE
This Amendment No. 1 of Form 10-K/A (this “Amendment”) to Northfield Bancorp, Inc.’s Annual Report on form 10-K for the fiscal year ended December 31, 2020, which was originally filed with the Securities and Exchange Commission on March 10, 2021 (the “Original Filing”), is being filed for the sole purpose of amending the signatures page. The Original Filing inadvertently included a retired director on the signatures page.
Except as described above, no changes have been made to the Original Filing and this Amendment does not modify, amend, or update in any way any financial or other information contained in the Original Filing. This Amendment does not reflect events that may have occurred subsequent to the Original Filing.
In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 are filed as exhibits to this Amendment No. 1 under Item 15 of Part IV hereof.

PART IV
ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
The following documents are filed as part of this report:
(a)(1)  See the Original Filing
(2) The Exhibits below.

Exhibit No.	Exhibit
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).
*     Filed herewith

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTHFIELD BANCORP, INC.

Date:	May 7, 2021	By:	/s/ Steven M. Klein
Steven M. Klein
President and Chief Executive Officer
(Duly Authorized Representative)

    Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Steven M. Klein	President and Chief Executive Officer (Principal Executive Officer)	May 7, 2021
Steven M. Klein

/s/ William R. Jacobs	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	May 7, 2021
William R. Jacobs

/s/ John W. Alexander	Director	May 7, 2021
John W. Alexander

/s/ Annette Catino	Director	May 7, 2021
Annette Catino

/s/ Gil Chapman	Director	May 7, 2021
Gil Chapman

/s/ John P. Connors, Jr	Director	May 7, 2021
John P. Connors, Jr.

/s/ Timothy C. Harrison	Director	May 7, 2021
Timothy C. Harrison

/s/ Karen J. Kessler	Director	May 7, 2021
Karen J. Kessler

/s/ Patrick L. Ryan	Director	May 7, 2021
Patrick L. Ryan

/s/ Frank P. Patafio	Director	May 7, 2021
Frank P. Patafio

/s/ Paul V. Stahlin	Director	May 7, 2021
Paul V. Stahlin