Form 10-Q
period 2021-03-31
Northfield Bancorp, Inc.
filed 2021-05-10
CIK 1493225

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021
or
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For transition period from __________ to __________

Commission File Number: 001-35791

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
As of April 30, 2021, the registrant had 51,303,231 shares of Common Stock, par value $0.01 per share, issued and outstanding.

NORTHFIELD BANCORP, INC.
Form 10-Q Quarterly Report

PART I
ITEM 1.     FINANCIAL STATEMENTS

NORTHFIELD BANCORP, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited) (In thousands, except share amounts)

	March 31, 2021	December 31, 2020
ASSETS:
Cash and due from banks	$15,920	$16,115
Interest-bearing deposits in other financial institutions	111,650	71,429
Total cash and cash equivalents	127,570	87,544
Trading securities	12,142	12,291
Debt securities available-for-sale, at estimated fair value (and no allowance for credit losses at March 31, 2021)	1,207,238	1,264,805
Debt securities held-to-maturity, at amortized cost	6,913	7,234
(estimated fair value of $7,241 at March 31, 2021, and $7,574 at December 31, 2020, and no allowance for credit losses at March 31, 2021)
Equity securities	473	253
Loans held-for-sale	—	19,895
Loans held-for-investment, net	3,933,015	3,823,238
Less: allowance for loan losses	(43,197)	(37,607)
Net loans held-for-investment	3,889,818	3,785,631
Accrued interest receivable	14,753	14,690
Bank-owned life insurance	162,771	161,924
Federal Home Loan Bank (“FHLB”) of New York stock, at cost	28,641	28,641
Operating lease right-of-use assets	35,662	36,741
Premises and equipment, net	27,509	28,188
Goodwill	41,320	41,320
Other assets	22,114	25,387
Total assets	$5,576,924	$5,514,544
LIABILITIES AND STOCKHOLDERS’ EQUITY:
LIABILITIES:
Deposits	$4,135,716	$4,076,551
Securities sold under agreements to repurchase	75,000	75,000
FHLB advances and other borrowings	517,170	516,789
Operating lease liabilities	42,067	42,734
Advance payments by borrowers for taxes and insurance	24,027	19,677
Accrued expenses and other liabilities	28,379	29,812
Total liabilities	4,822,359	4,760,563
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value: 25,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value: 150,000,000 shares authorized, 64,770,875 shares issued at
March 31, 2021 and December 31, 2020, 51,668,197 and 52,209,897 outstanding at March 31, 2021, and December 31, 2020, respectively	648	648
Additional paid-in-capital	589,188	590,506
Unallocated common stock held by employee stock ownership plan	(18,286)	(18,529)
Retained earnings	348,236	338,093
Accumulated other comprehensive income	12,267	13,160
Treasury stock at cost: 13,102,678 and 12,560,978 shares at March 31, 2021 and December 31, 2020, respectively	(177,488)	(169,897)
Total stockholders’ equity	754,565	753,981
Total liabilities and stockholders’ equity	$5,576,924	$5,514,544

See accompanying notes to unaudited consolidated financial statements.

NORTHFIELD BANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited) (In thousands, except per share data)

	Three Months Ended March 31,
	2021	2020
Interest income:
Loans	$41,277	$35,337
Mortgage-backed securities	2,959	5,622
Other securities	424	1,024
FHLB of New York dividends	370	577
Deposits in other financial institutions	37	172
Total interest income	45,067	42,732
Interest expense:
Deposits	1,870	9,279
Borrowings	3,021	3,520
Total interest expense	4,891	12,799
Net interest income	40,176	29,933
(Credit) provision for loan losses	(2,374)	8,183
Net interest income after provision for loan losses	42,550	21,750
Non-interest income:
Fees and service charges for customer services	1,197	1,120
Income on bank-owned life insurance	848	876
Gains (losses) on available-for-sale debt securities, net	97	(13)
Gains (losses) on trading securities, net	364	(1,992)
Other	130	117
Total non-interest income	2,636	108
Non-interest expense:
Compensation and employee benefits	10,532	7,289
Occupancy	3,701	3,060
Furniture and equipment	437	333
Data processing	1,632	1,460
Professional fees	906	1,109
Advertising	465	818
Federal Deposit Insurance Corporation ("FDIC") insurance	375	—
Other	1,515	1,613
Total non-interest expense	19,563	15,682
Income before income tax expense	25,623	6,176
Income tax expense	6,946	1,625
Net income	$18,677	$4,551
Net income per common share:
Basic	$0.38	$0.10
Diluted	$0.38	$0.10

See accompanying notes to unaudited consolidated financial statements.

NORTHFIELD BANCORP, INC. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME - (Continued) (Unaudited) (In thousands)
	Three Months Ended March 31,
	2021	2020
Net income	$18,677	$4,551
Other comprehensive income:
Unrealized (losses) gains on debt securities available-for-sale:
Net unrealized holding (losses) gains	(1,144)	8,310
Less: reclassification adjustment for net (gains) losses included in net income	(97)	13
Net unrealized (losses) gains	(1,241)	8,323
Income tax benefit (expense) related to net unrealized holding (losses) gains on debt securities available-for-sale	321	(2,326)
Income tax expense (benefit) related to reclassification adjustment for (gains) losses included in net income	27	(3)
Other comprehensive (loss) income, net of tax	(893)	5,994
Comprehensive income	$17,784	$10,545

See accompanying notes to unaudited consolidated financial statements.

NORTHFIELD BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Three Months Ended March 31, 2021 and 2020
(Unaudited) (In thousands, except share data)

	Common Stock
	Shares Outstanding	Par Value	Additional Paid-in Capital	Unallocated Common Stock Held by the Employee Stock Ownership Plan	Retained Earnings	Accumulated Other Comprehensive Income (loss) Net of tax	Treasury Stock	Total Stockholders' Equity
Balance at December 31, 2019	49,175,347	$609	$548,486	$(19,740)	$322,581	$4,699	$(160,782)	$695,853
Net income					4,551			4,551
Other comprehensive income, net of tax						5,994		5,994
ESOP shares allocated or committed to be released			198	248				446
Stock compensation expense			448					448
Issuance of restricted stock	103,581		(1,416)				1,416	—
Exercise of stock options, net	13,000		(4)				179	175
Cash dividends declared and paid ($0.11 per common share)					(5,151)			(5,151)
Balance at March 31, 2020	49,291,928	$609	$547,712	$(19,492)	$321,981	$10,693	$(159,187)	$702,316

Balance at December 31, 2020	52,209,897	$648	$590,506	$(18,529)	$338,093	$13,160	$(169,897)	$753,981
Cumulative adjustment for adoption of ASU 2016-13					(3,087)			(3,087)
Balance at January 1, 2021	52,209,897	648	590,506	(18,529)	335,006	13,160	(169,897)	750,894
Net income					18,677			18,677
Other comprehensive loss, net of tax						(893)		(893)
ESOP shares allocated or committed to be released			169	243				412
Stock compensation expense			244					244
Restricted stock issuance	147,307		(1,821)				1,821	—
Restricted stock forfeitures	(1,674)		26				(26)	—
Exercise of stock options, net	54,990		64				744	808
Cash dividends declared and paid ($0.11 per common share)					(5,447)			(5,447)
Repurchase of treasury stock (average cost of $13.64 per share)	(742,323)						(10,130)	(10,130)
Balance at March 31, 2021	51,668,197	$648	$589,188	$(18,286)	$348,236	$12,267	$(177,488)	$754,565

See accompanying notes to unaudited consolidated financial statements.

NORTHFIELD BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (In thousands)

	Three Months Ended March 31,
	2021	2020
Net income	$18,677	$4,551
Adjustments to reconcile net income to net cash provided by operating activities:
(Recovery) provision for loan losses	(2,374)	8,183
ESOP and stock compensation expense	656	894
Depreciation	972	795
Amortization of premiums, and deferred loan costs, net of (accretion) discounts, and deferred loan fees	564	1,065
Amortization of intangible assets	50	55
Amortization of operating lease right-of-use assets	1,079	1,059
Income on bank-owned life insurance	(848)	(876)
Net gain on sale of loans held-for-sale	(39)	—
(Gains) losses on available-for-sale debt securities, net	(97)	13
(Gains) losses on trading securities, net	(364)	1,992
Net sales of trading securities	513	842
(Increase) decrease in accrued interest receivable	(63)	311
Decrease (increase) in other assets	2,905	(1,023)
Decrease in accrued expenses and other liabilities	(1,433)	(5,912)
Net cash provided by operating activities	20,198	11,949
Cash flows from investing activities:
Net increase in loans receivable	(107,720)	(72,609)
Proceeds from sale of loans held-for-sale	23,537	—
Purchases of FHLB of New York stock	—	(7,515)
Redemptions of FHLB of New York stock	—	17,235
Purchases of debt securities available-for-sale	(103,743)	(26,320)
Purchases of equity securities	(220)	(142)
Principal payments and maturities on debt securities available-for-sale	152,892	110,946
Principal payments and maturities on debt securities held-to-maturity	306	52
Proceeds from sale of debt securities available-for-sale	5,942	—
Proceeds from bank-owned life insurance	—	2
Purchases and improvements of premises and equipment	(293)	(806)
Net cash (used in) provided by investing activities	(29,299)	20,843
Cash flows from financing activities:
Net increase in deposits	59,165	77,313
Dividends paid	(5,447)	(5,151)
Exercise of stock options	808	175
Purchase of treasury stock	(10,130)	—
Increase in advance payments by borrowers for taxes and insurance	4,350	2,399
Proceeds from securities sold under agreements to repurchase and other borrowings	381	220,353
Repayments related to securities sold under agreements to repurchase and other borrowings	—	(361,000)
Net cash provided by (used in) financing activities	49,127	(65,911)
Net increase (decrease) in cash and cash equivalents	40,026	(33,119)
Cash and cash equivalents at beginning of period	87,544	147,818
Cash and cash equivalents at end of period	$127,570	$114,699

See accompanying notes to unaudited consolidated financial statements.

NORTHFIELD BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)
(Unaudited) (In thousands)

	Three Months Ended March 31,
	2021	2020
Supplemental cash flow information:
Cash paid during the period for:
Interest	$5,042	$13,003
Income taxes	496	550
Non-cash transactions:
Loan charge-offs, net	2,389	90
Transfer of loans held-for-investment to loans-held-for-sale at fair value	5,215	—
Transfer of loans held-for-sale at fair value to loans held-for-investment	1,612	—
Transfer of loans held-for-investment to other real estate owned	100	—
Right-of-use assets obtained in exchange for new lease liabilities	—	3,028

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

In the opinion of management, all adjustments (consisting solely of normal and recurring adjustments) necessary for the fair presentation of the consolidated balance sheets and the consolidated statements of comprehensive income for the unaudited periods presented have been included. The results of operations and other data presented for the three months ended March 31, 2021 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2021 or for any other period. Whenever necessary, certain prior year amounts are reclassified to conform to the current year presentation.
In preparing the unaudited consolidated financial statements in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”), management has made estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated balance sheets and the consolidated statements of comprehensive income for the periods indicated. Material estimates that are particularly susceptible to change are: the allowance for loan losses, estimated cash flows of our purchased credit-deteriorated (“PCD”, or, previously, purchased credit-impaired “PCI” ) loans and the valuation allowance against deferred tax assets. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the consolidated financial statements in the period they are deemed necessary. While management uses its best judgment, actual amounts or results could differ significantly from those estimates.

Certain information and note disclosures usually included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for the preparation of interim financial statements. The consolidated financial statements presented should be read in conjunction with the audited consolidated financial statements and notes to consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the SEC.

Loans and Allowance for Credit Losses

On January 1, 2021, the Company adopted ASU No. 2016-13, “Financial Instruments - Credit Losses (Topic 326): “Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”) which replaces the incurred loss methodology with an expected loss methodology that is referred to as the current expected credit loss (“CECL”) methodology. The Company used the modified retrospective method for all financial assets measured at amortized cost and off-balance sheet credit exposures. The adoption of the new standard resulted in the Company recording an increase in the allowance for credit losses of $11.1 million, comprised of $10.4 million and $737,000, respectively, for loans and unfunded commitments, including $6.8 million related to PCD loans. For PCD loans, the allowance for credit losses recorded is recognized through a gross-up that increases the amortized cost basis of loans with a corresponding increase to the allowance for credit losses, and therefore results in no impact to shareholders' equity. The remaining increase to the allowance for credit losses of $4.3 million was offset in stockholders' equity and deferred taxes. As a result of adopting CECL, the Company's prior distinction between the originated loan portfolio and the non-PCD acquired loan portfolio is no longer necessary. Results for reporting periods beginning after January 1, 2021 are presented under CECL, while prior period amounts continue to be recorded with previously applicable U.S. GAAP. Further information regarding the impact of CECL can be found in Note 6 - Loans, Note 7 - Allowance for Loan Losses and Note 15 - Recent Accounting Pronouncements Adopted.

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)
COVID-19

On March 13, 2020, the Coronavirus Disease (COVID-19) pandemic was declared a national emergency in the United States. The spread of COVID-19 has negatively impacted the national and local economy, disrupted supply chains and increased unemployment levels. The initial temporary closure and gradual reopening of many businesses and the implementation of social distancing and stay-at-home policies has and will continue to impact many of the Company’s customers. The Company is committed to supporting its customers, employees and communities during this time of recovery and continues to update protocols to adapt to the changing environment. The Company's bank branches offer drive through services without interruption, while lobbies are fully open or accessible to clients via appointment. The Company continues to provide secure and efficient remote and in-person work options for back office employees.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act was signed into law. It contains substantial tax and spending provisions intended to address the impact of the COVID-19 pandemic. The CARES Act includes a range of other provisions designed to support the U.S. economy and mitigate the impact of COVID-19 on financial institutions and their customers, including through the authorization of various relief programs and measures that the U.S. Department of the Treasury, the Small Business Administration, the Board of Governors of the Federal Reserve System, and other federal banking agencies have implemented or may implement.

The CARES Act also includes a provision that permits a financial institution to elect to suspend temporarily TDR accounting under current U.S. generally accepted accounting principles (“U.S. GAAP”) in certain circumstances. To be eligible, a loan modification must be: (1) related to COVID-19; (2) executed on a loan that was not more than 30 days past due as of December 31, 2019; and (3) executed between March 1, 2020, and the earlier of (a) 60 days after the date of termination of the national emergency or (b) December 31, 2020. This relief was further extended by the Consolidated Appropriations Act to the earlier of January 1, 2022 or 60 days after the date of termination of the national emergency. The relief provided includes short-term (e.g., up to six months) modifications such as payment deferrals, fee waivers, extensions of repayment terms, or delays in payment that are insignificant. Borrowers considered current are those that are less than 30 days past due on their contractual payments at the time a modification program is implemented. The banking regulators issued similar guidance, which also clarified that a COVID-19-related modification should not be considered a TDR if the borrower was current on payments at the time the underlying loan modification program was implemented and if the modification is considered to be short-term. In response to the COVID-19 pandemic and its economic impact to customers, the Company introduced a short-term modification program in March 2020 that provided temporary payment relief to those borrowers directly impacted by COVID-19. The program allows for a deferral of payments typically for 90 days, which may be extended for additional 90 day periods. See Note 6 - Loans for additional details of the Company's loan modification program.

A provision in the CARES Act provides for a loan guarantee program called the Paycheck Protection Program (“PPP”), which provides 100% federally guaranteed loans for small businesses to cover payroll, utilities, rent and interest. These small business loans are fully guaranteed by the Small Business Administration (“SBA”) and may be forgiven if borrowers maintain their payrolls and satisfy certain other conditions for a period of time during the COVID-19 pandemic. As of March 31, 2021, the Company had originated over 1,757 PPP loans to new and existing customers, totaling approximately $167.9 million. PPP provides for lender processing fees that range from 1% to 5% of the final disbursement made to individual borrowers. As of March 31, 2021, we have received cumulative loan processing fees of $8.8 million, of which $3.1 million has been recognized in earnings through March 31, 2021, including $1.3 million recognized in the quarter ended March 31, 2021. The remaining unearned fees will be recognized in income over the remaining term of the loans. PPP loans are fully guaranteed by the SBA and are therefore excluded from the allowance for loan and lease losses calculation.

The Company continues to maintain a strong liquidity and capital position as a buffer to protect against the economic uncertainties presented by the COVID-19 pandemic. As of March 31, 2021, both the Company and the Bank's capital ratios were in excess of regulatory requirements and are both currently classified as well capitalized. The Company maintains access to multiple sources of liquidity and expects to have sufficient funds available to meet current commitments in the normal course of business.

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)
While the Company has not to date incurred any material adverse effects on its results of operations as a result of COVID-19, the full impact of the pandemic is still unknown at this time and will depend on future developments, including the duration of the pandemic, the success of the continued COVID-19 vaccine rollout, and other actions taken by governmental authorities and other third parties in response to the pandemic. If the pandemic continues and the economy cannot fully reopen in the near term, it may negatively impact the demand for loans and other services we offer. Because of the significant uncertainties related to the ultimate duration of the COVID-19 pandemic and its effects on our customers and prospects, and on the local and national economy, there can be no assurances as to how the crisis may ultimately affect the Company's loan portfolio, and business as a whole. As such, the Company could be subject to certain risks, any of which could have a material, adverse effect on our business, financial condition, liquidity, and results of operations.

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

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)
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

Leases. Five lease obligations were added as part of the acquisition, and the Company recorded a $2.5 million operating lease right-of-use asset and operating lease liability for these lease obligations.

Deposits. The fair values of deposit liabilities with no stated maturity (i.e., non-interest bearing demand accounts, interest-bearing negotiable orders of withdrawal ("NOW"), savings and money market accounts) are equal to the carrying amounts payable on demand. The fair values of certificates of deposit represent contractual cash flows, discounted to present value using interest rates currently offered on deposits with similar characteristics and remaining maturities.

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)
Note 3 – Debt Securities Available-for-Sale
The following is a comparative summary of mortgage-backed and other debt securities available-for-sale at March 31, 2021, and December 31, 2020 (in thousands):

	March 31, 2021
		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
	cost	gains	losses	value
U.S. Government agency securities	$2,758	$—	$(68)	$2,690
Mortgage-backed securities:
Pass-through certificates:
Government sponsored enterprises ("GSEs")	244,399	9,522	(358)	253,563
Real estate mortgage investment conduits ("REMICs"):
GSE	818,623	7,392	(322)	825,693
	1,063,022	16,914	(680)	1,079,256
Other debt securities:
Municipal bonds	102	1	—	103
Corporate bonds	123,732	891	(181)	124,442
Asset-backed securities	733	14	—	747
	124,567	906	(181)	125,292
Total debt securities available-for-sale	$1,190,347	$17,820	$(929)	$1,207,238

	December 31, 2020
		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
	cost	gains	losses	value
U.S. Government agency securities	$3,168	$—	$(10)	$3,158
Mortgage-backed securities:
Pass-through certificates:
GSE	270,867	10,720	(244)	281,343
REMICs:
GSE	884,414	7,027	(476)	890,965
Non-GSE	4	—	—	4
	1,155,285	17,747	(720)	1,172,312
Other debt securities:
Municipal bonds	122	1	—	123
Corporate bonds	87,319	1,099	—	88,418
Asset-backed securities	779	15	—	794
	88,220	1,115	—	89,335
Total debt securities available-for-sale	$1,246,673	$18,862	$(730)	$1,264,805

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)
The following is a summary of the expected maturity distribution of debt securities available-for-sale, other than mortgage-backed securities, at March 31, 2021 (in thousands):

Available-for-sale	Amortized cost	Estimated fair value
Due in one year or less	$25,288	$25,872
Due after one year through five years	83,535	83,815
Due after five years through ten years	17,769	17,548
Due after ten years	733	747
	$127,325	$127,982
 Contractual maturities for mortgage-backed securities are not included above, as expected maturities on mortgage-backed securities may differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without penalties.

Certain debt securities available-for-sale are pledged or encumbered to secure borrowings under Pledge Agreements and Repurchase Agreements and for other purposes required by law. At March 31, 2021, the fair value of debt securities available-for-sale that were pledged to secure borrowings and deposits was $587.2 million.

For the three months ended March 31, 2021, the Company had gross proceeds of $5.9 million on sales and calls of debt securities available-for-sale, with gross realized gains of $97,000 related to sales of securities and no gross realized losses related to sales of securities. For the three months ended March 31, 2020, the Company had no gross proceeds on sales of debt securities available-for-sale, no gross realized gains, and gross realized losses of $13,000 related to calls of securities. The Company recognized net gains of $364,000 on its trading securities portfolio during the three months ended March 31, 2021, and net losses of $2.0 million during the three months ended March 31, 2020.

Gross unrealized losses on mortgage-backed and other debt securities available-for-sale, and the estimated fair value of the related securities, aggregated by security category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2021, and December 31, 2020, were as follows (in thousands):

	March 31, 2021
	Less than 12 months		12 months or more		Total
	Unrealized	Estimated	Unrealized	Estimated	Unrealized	Estimated
	losses	fair value	losses	fair value	losses	fair value
U.S. Government agency securities	$(68)	$2,690	$—	$—	$(68)	$2,690
Mortgage-backed securities:
Pass-through certificates:
GSE	(353)	33,531	(5)	254	(358)	33,785
REMICs:
GSE	(322)	57,352	—	—	(322)	57,352
Other debt securities:
Corporate bonds	(181)	35,274	—	—	(181)	35,274
Total	$(924)	$128,847	$(5)	$254	$(929)	$129,101

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

	December 31, 2020
	Less than 12 months		12 months or more		Total
	Unrealized	Estimated	Unrealized	Estimated	Unrealized	Estimated
	losses	fair value	losses	fair value	losses	fair value
U.S. Government agency securities	(10)	$3,158	$—	$—	$(10)	$3,158
Mortgage-backed securities:
Pass-through certificates:
GSE	(233)	28,419	(11)	459	(244)	28,878
REMICs:
GSE	(476)	210,569	—	—	(476)	210,569
Total	$(719)	$242,146	$(11)	$459	$(730)	$242,605

The Company held six pass-through mortgage-backed securities issued or guaranteed by GSEs that were in a continuous unrealized loss position of twelve months or greater at March 31, 2021. There were 22 pass-through mortgage-backed securities issued or guaranteed by GSEs, 44 REMIC mortgage-backed securities issued or guaranteed by GSEs, five corporate bonds and one U.S. Government agency security that were in an unrealized loss position of less than 12 months at March 31, 2021. All securities referred to above were rated investment grade at March 31, 2021.

Available for sale debt securities in unrealized loss positions are evaluated for impairment related to credit losses on a quarterly basis. In performing an assessment of whether any decline in fair value is due to a credit loss, the Company considers the extent to which the fair value is less than the amortized cost, changes in credit ratings, any adverse economic conditions, as well as all relevant information at the individual security level such as credit deterioration of the issuer or collateral underlying the security. In assessing the impairment, the Company compares the present value of cash flows expected to be collected with the amortized cost basis of the security. If it is determined that the decline in fair value was due to credit losses, an allowance for credit losses is recorded, limited to the amount the fair value is less than amortized cost basis. The Company did not recognize any allowance for credit losses on its available-for-sale debt securities during the three months ended March 31, 2021.

The non-credit related decrease in the fair value, such as a decline due to changes in market interest rates, is recorded in other comprehensive income, net of tax. The Company also assesses the intent to sell the securities (as well as the likelihood of a near-term recovery). If the Company intends to sell an available for sale debt security or it is more likely than not that it will be required to sell the security before recovery of its amortized cost basis, the debt security is written down to its fair value and the write down is charged to the debt security’s fair value at the reporting date with any incremental impairment reported in earnings.

The Company has made the accounting policy election to exclude accrued interest receivable on available-for-sale securities from the estimate of credit losses. Accrued interest receivable associated with debt securities available-for-sale totaling $1.5 million at March 31, 2021, is reported in accrued interest receivable on the consolidated balance sheet.

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

Note 4 – Debt Securities Held-to-Maturity
The following is a summary of mortgage-backed securities held-to-maturity at March 31, 2021, and December 31, 2020 (in thousands):

	March 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Mortgage-backed securities:
Pass-through certificates:
GSE	$6,913	$328	$—	$7,241
Total securities held-to-maturity	$6,913	$328	$—	$7,241

	December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Mortgage-backed securities:
Pass-through certificates:
GSE	$7,234	$340	$—	$7,574
Total securities held-to-maturity	$7,234	$340	$—	$7,574

Contractual maturities for mortgage-backed securities are not presented, as expected maturities on mortgage-backed securities may differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without penalties. There were no sales of held-to-maturity securities for the three months ended March 31, 2021 or March 31, 2020.

At March 31, 2021, debt securities held-to-maturity with a carrying value of $5.9 million were pledged to secure borrowings and deposits.

At March 31, 2021 and December 31, 2020, there were no debt securities held-to-maturity in an unrealized loss position.

The Company's held-to-maturity securities are residential mortgage-backed securities issued by Ginnie Mae, Freddie MAC and Fannie Mae, and it is expected that the securities will not be settled at prices less than the amortized cost bases of the securities as such securities are backed by the full faith and credit of and/or guaranteed by the U.S. government. Accordingly, no allowance for credit losses has been recorded for these securities.

The Company has made the accounting policy election to exclude accrued interest receivable on held-to-maturity securities from the estimate of credit losses. Accrued interest receivable associated with held-to-maturity securities totaling $20,800 at March 31, 2021, is reported in accrued interest receivable on the consolidated balance sheet.

Note 5 – Equity Securities

At March 31, 2021, and December 31, 2020, equity securities totaled $473,000 and $253,000, respectively. Equity securities consist of money market mutual funds recorded at fair value.

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

Note 6 – Loans

On January 1, 2021, the Company adopted the CECL standard for measuring credit losses, which replaced the incurred loss methodology. As a result of adopting CECL, the Company combined it’s originated loan portfolio and the acquired loan portfolio into the respective portfolio segments. Other than to combine the originated and non-PCD acquired loan portfolios, the Company's portfolio segments and loan classes remain unchanged following the adoption of the CECL standard. Prior period disclosures have been revised to conform to current period presentation (by combining originated and acquired portfolio segments), however, the Company did not recast comparative financial information and that is still presented in accordance with previous applicable U.S. GAAP.

The following table summarizes the Company’s loans held-for-investment (in thousands):

	March 31,	December 31,
	2021	2020
Real estate loans:
Multifamily	$2,571,409	$2,509,310
Commercial mortgage	734,113	716,973
One-to-four family residential mortgage	202,948	210,817
Home equity and lines of credit	93,118	91,126
Construction and land	77,206	74,318
Total real estate loans	3,678,794	3,602,544
Commercial and industrial loans (1)	234,518	194,352
Other loans	1,658	3,029
Total commercial and industrial and other loans	236,176	197,381
Deferred origination loan costs, net (1)	—	4,795
Loans held-for-investment, net (excluding PCD/PCI)	3,914,970	3,804,720
PCD/PCI loans	18,045	18,518
Total Loans held-for-investment, net	3,933,015	3,823,238
Allowance for loan losses	(43,197)	(37,607)
Net loans held-for-investment	$3,889,818	$3,785,631

(1) Under CECL origination deferred fees, deferred fees on acquired loans, and purchase accounting adjustments in connection with loans acquired are included in loans by respective portfolio.
(2) Included in commercial and industrial loans at March 31, 2021 and December 31, 2020 are PPP loans totaling $167.9 million and $126.5 million, respectively.

The Company had no loans held-for-sale at March 31, 2021. At December 31, 2020, loans held-for-sale totaled $19.9 million.

In addition to originating loans, the Company may acquire loans through portfolio purchases or acquisitions of other companies. Purchased loans that have evidence of more than insignificant credit deterioration since origination are deemed purchased credit deteriorated (“PCD”) loans. In accordance with ASU 2016-13, with its adoption of the CECL standard, the Company did not reassess whether previously recognized purchased credit impaired (“PCI”) loans accounted for under prior accounting guidance met the criteria of a PCD loan as of the date of adoption and all loans considered to be PCI prior to the adoption of CECL were converted to PCD upon adoption. For PCD loans, each loan pool is accounted for as a single asset with a single composite interest rate and an aggregate expectation of cash flows. PCD loans totaled $18.0 million at March 31, 2021, as compared to $18.5 million of PCI loans at December 31, 2020. The majority of the PCD loan balance is attributable to those loans acquired as part of a Federal Deposit Insurance Corporation-assisted transaction. At March 31, 2021, PCD loans consisted of approximately 16% one-to-four family residential loans, 26% commercial real estate loans and 44% commercial and industrial loans, with the remaining balance in construction and home equity loans. At December 31, 2020, PCI loans consisted of approximately 22% one-to-four family residential loans, 23% commercial real estate loans and 40% commercial and industrial loans, with the remaining balance in home equity loans.

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

Credit Quality Indicators

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

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)
The following table presents the Company’s loans held-for-investment, excluding PCD loans, by loan class, credit risk ratings and year of origination, as of March 31, 2021 (in thousands):

	March 31, 2021
	2021	2020	2019	2018	2017	Prior	Revolving Loans	Total
Real Estate:
Multifamily
Pass	$161,305	$562,841	$407,309	$345,635	$283,681	$793,689	$44	$2,554,504
Special Mention	—	—	—	—	—	450	—	450
Substandard	—	—	4,691	3,361	—	8,403	—	16,455
Total multifamily	161,305	562,841	412,000	348,996	283,681	802,542	44	2,571,409
Commercial
Pass	33,829	72,556	100,207	92,969	66,730	312,858	3,583	682,732
Special Mention	—	—	1,297	9,046	—	9,506	500	20,349
Substandard	—	2,470	9,660	328	4,079	14,495	—	31,032
Total commercial	33,829	75,026	111,164	102,343	70,809	336,859	4,083	734,113
One-to-four family residential
Pass	966	9,689	14,189	15,717	13,097	141,652	1,613	196,923
Special Mention	—	—	467	—	—	2,428	—	2,895
Substandard	—	—	600	—	—	2,530	—	3,130
Total one-to-four family residential	966	9,689	15,256	15,717	13,097	146,610	1,613	202,948
Construction and land
Pass	6,654	14,328	5,760	36,750	7,515	3,641	1,018	75,666
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	1,150	390	—	—	—	1,540
Total construction and land	6,654	14,328	6,910	37,140	7,515	3,641	1,018	77,206
Home equity and lines of credit
Pass	3,831	14,641	9,894	8,832	3,315	13,848	38,019	92,380
Special Mention	—	—	—	—	—	306	—	306
Substandard	—	—	99	88	—	245	—	432
Total home equity and lines of credit	3,831	14,641	9,993	8,920	3,315	14,399	38,019	93,118
Total Real Estate Loans	206,585	676,525	555,323	513,116	378,417	1,304,051	44,777	3,678,794
Commercial and industrial
Pass	67,372	113,363	6,407	3,462	1,356	12,961	26,406	231,327
Special Mention	—	81	210	42	147	324	—	804
Substandard	—	499	360	666	—	862	—	2,387
Total commercial and industrial	67,372	113,943	6,977	4,170	1,503	14,147	26,406	234,518
Other
Pass	1,257	191	32	51	—	51	73	1,655
Substandard	—	—	—	—	—	3	—	3
Total other	1,257	191	32	51	—	54	73	1,658
Total loans held-for-investment, net	$275,214	$790,659	$562,332	$517,337	$379,920	$1,318,252	$71,256	$3,914,970

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)
The following table details the recorded investment of loans held-for-investment, excluding PCI loans, net of deferred fees and costs, by loan type and credit quality indicator at December 31, 2020 (in thousands):

	At December 31, 2020
	Real Estate
	Multifamily	Commercial	One-to-Four Family	Construction and Land	Home Equity and Lines of Credit	Commercial and Industrial	Other	Total
Internal Risk Rating
Pass	$2,497,556	$667,568	$207,633	$74,351	$92,385	$189,372	$3,026	$3,731,891
Special Mention	458	20,422	2,456	—	311	498	—	24,145
Substandard	14,920	29,576	2,133	—	441	1,611	3	48,684
Total loans held-for-investment, net	$2,512,934	$717,566	$212,222	$74,351	$93,137	$191,481	$3,029	$3,804,720

Past Due and Non-Accrual Loans

Included in loans receivable held-for-investment are loans for which the accrual of interest income has been discontinued due to deterioration in the financial condition of the borrowers. The recorded investment of these non-accrual loans was $8.4 million and $8.5 million at March 31, 2021, and December 31, 2020, respectively. Generally, loans are placed on non-accrual status when they become 90 days or more delinquent, or sooner if considered appropriate by management, and remain on non-accrual status until they are brought current, have six consecutive months of performance under the loan terms, and factors indicating reasonable doubt about the timely collection of payments no longer exist. Therefore, loans may be current in accordance with their loan terms, or may be less than 90 days delinquent and still be on a non-accruing status.

When an individual loan no longer demonstrates the similar credit risk characteristics as other loans within its current segment, the Company evaluates each for expected credit losses on an individual basis. All non-accrual loans $500,000 and above and all loans designated as troubled debt restructures (“TDRs”) are individually evaluated. The non-accrual amounts included in loans individually evaluated for impairment were $5.4 million and $5.5 million at March 31, 2021, and December 31, 2020, respectively. Loans on non-accrual status with principal balances less than $500,000, and therefore not individually evaluated for impairment, amounted to $3.0 million at March 31, 2021, and $3.0 million at December 31, 2020. Loans past due 90 days or more and still accruing interest were $1.6 million at March 31, 2021, and $1.1 million at December 31, 2020, and consisted of loans that are considered well-secured and in the process of collection.

The Company had no loans held-for-sale at March 31, 2021. At December 31, 2020, the Company had $19.9 million in loans held-for-sale. At December 31, 2020, the loans held-for-sale were comprised of commercial real estate and multifamily loans, primarily accommodation (hotel or motel) loans that were modified in the form of interest and/or principal payment deferrals due to COVID-19 related hardships, and had not returned to contractual payments after 180 days of relief. The sale of these loans was completed in March 2021.

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)
The following tables set forth the detail, and delinquency status, of non-performing loans (non-accrual loans and loans past due 90 days or more and still accruing), net of deferred fees and costs, at March 31, 2021, and December 31, 2020, excluding PCD/PCI loans (in thousands):

	March 31, 2021
	Total Non-Performing Loans
	Non-Accruing Loans
	Current	30-89 Days Past Due	90 Days or More Past Due	Total	90 Days or More Past Due and Accruing	Total Non-Performing Loans
Loans held-for-investment:
Real estate loans:
Commercial
Substandard	$2,817	$100	$2,044	$4,961	$219	$5,180
Total commercial	2,817	100	2,044	4,961	219	5,180
One-to-four family residential
Substandard	406	—	399	805	172	977
Total one-to-four family residential	406	—	399	805	172	977
Construction and land
Substandard	—	—	1,150	1,150	—	1,150
Total construction and land	—	—	1,150	1,150	—	1,150
Multifamily
Substandard	—	—	1,145	1,145	516	1,661
Total multifamily	—	—	1,145	1,145	516	1,661
Home equity and lines of credit
Substandard	58	—	129	187	—	187
Total home equity and lines of credit	58	—	129	187	—	187
Total real estate	3,281	100	4,867	8,248	907	9,155
Commercial and industrial loans
Pass	—	—	—	—	92	92
Special Mention	—	—	—	—	85	85
Substandard	1	36	161	198	561	759
Total commercial and industrial loans	1	36	161	198	738	936
Other loans
Pass	—	—	—	—	3	3
Total other	—	—	—	—	3	3
Total non-performing loans	$3,282	$136	$5,028	$8,446	$1,648	$10,094

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

	December 31, 2020
	Total Non-Performing Loans
	Non-Accruing Loans
	Current	30-89 Days Past Due	90 Days or More Past Due	Total	90 Days or More Past Due and Accruing	Total Non-Performing Loans
Loans held-for-investment:
Real estate loans:
Commercial
Pass	$—	$—	$—	$—	$500	$500
Substandard	2,829	537	2,863	6,229	—	$6,229
Total commercial	2,829	537	2,863	6,229	500	6,729
One-to-four family residential
Substandard	413	—	493	906	174	1,080
Total one-to-four family residential	413	—	493	906	174	1,080
Multifamily
Substandard	—	—	1,153	1,153	—	1,153
Total multifamily	—	—	1,153	1,153	—	1,153
Home equity and lines of credit
Substandard	60	—	131	191	—	191
Total home equity and lines of credit	60	—	131	191	—	191
Total real estate	3,302	537	4,640	8,479	674	9,153
Commercial and industrial loans
Pass	—	—	—	—	101	101
Special Mention	—	—	—	—	85	85
Substandard	—	—	37	37	250	287
Total commercial and industrial loans	—	—	37	37	436	473
Other loans
Pass	—	—	—	—	3	3
Total other	—	—	—	—	3	3
Total non-performing loans	$3,302	$537	$4,677	$8,516	$1,113	$9,629

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)
The following tables set forth the detail and delinquency status of loans held-for-investment, excluding PCD/PCI loans, net of deferred fees and costs, at March 31, 2021, and December 31, 2020 (in thousands):

	March 31, 2021
		Past Due Loans
	30-89 Days Past Due	90 Days or More Past Due	90 Days or More Past Due and Accruing	Total Past Due	Current	Total Loans Receivable, net
Loans held-for-investment:
Real estate loans:
Commercial
Pass	$1,651	$—	$—	$1,651	$681,081	$682,732
Special Mention	—	—	—	—	20,349	20,349
Substandard	2,906	2,044	219	5,169	25,863	31,032
Total commercial	4,557	2,044	219	6,820	727,293	734,113
One-to-four family residential
Pass	1,827	—	—	1,827	195,096	196,923
Special Mention	1,085	—	—	1,085	1,810	2,895
Substandard	1,111	399	172	1,682	1,448	3,130
Total one-to-four family residential	4,023	399	172	4,594	198,354	202,948
Construction and land
Pass	—	—	—	—	75,666	75,666
Substandard	390	1,150	—	1,540	—	1,540
Total construction and land	390	1,150	—	1,540	75,666	77,206
Multifamily
Pass	1,256	—	—	1,256	2,553,248	2,554,504
Special Mention	—	—	—	—	450	450
Substandard	1,163	1,145	516	2,824	13,631	16,455
Total multifamily	2,419	1,145	516	4,080	2,567,329	2,571,409
Home equity and lines of credit
Pass	229	—	—	229	92,151	92,380
Special Mention	44	—	—	44	262	306
Substandard	99	129	—	228	204	432
Total home equity and lines of credit	372	129	—	501	92,617	93,118
Total real estate	11,761	4,867	907	17,535	3,661,259	3,678,794
Commercial and industrial
Pass	1,471	—	92	1,563	229,764	231,327
Special Mention	259	—	85	344	460	804
Substandard	785	161	561	1,507	880	2,387
Total commercial and industrial	2,515	161	738	3,414	231,104	234,518
Other loans
Pass	7	—	—	7	1,648	1,655
Substandard	—	—	3	3	—	3
Total other loans	7	—	3	10	1,648	1,658
Total loans held-for-investment	$14,283	$5,028	$1,648	$20,959	$3,894,011	$3,914,970

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

	December 31, 2020
	Performing (Accruing) Loans
	0-29 Days Past Due	30-89 Days Past Due	Total	Non-Performing Loans	Total Loans Receivable, net
Loans held-for-investment:
Real estate loans:
Commercial
Pass	$660,996	$6,072	$667,068	$500	$667,568
Special Mention	20,350	72	20,422	—	20,422
Substandard	20,699	2,648	23,347	6,229	29,576
Total commercial	702,045	8,792	710,837	6,729	717,566
One-to-four family residential
Pass	207,351	282	207,633	—	207,633
Special Mention	1,586	870	2,456	—	2,456
Substandard	1,053	—	1,053	1,080	2,133
Total one-to-four family residential	209,990	1,152	211,142	1,080	212,222
Construction and land
Pass	73,357	994	74,351	—	74,351
Total construction and land	73,357	994	74,351	—	74,351
Multifamily
Pass	2,496,273	1,283	2,497,556	—	2,497,556
Special Mention	458	—	458	—	458
Substandard	13,157	610	13,767	1,153	14,920
Total multifamily	2,509,888	1,893	2,511,781	1,153	2,512,934
Home equity and lines of credit
Pass	92,305	80	92,385	—	92,385
Special Mention	111	200	311	—	311
Substandard	150	100	250	191	441
Total home equity and lines of credit	92,566	380	92,946	191	93,137
Total real estate	3,587,846	13,211	3,601,057	9,153	3,610,210
Commercial and industrial
Pass	188,639	632	189,271	101	189,372
Special Mention	352	61	413	85	498
Substandard	1,257	67	1,324	287	1,611
Total commercial and industrial	190,248	760	191,008	473	191,481
Other loans
Pass	3,015	11	3,026	—	3,026
Substandard	—	—	—	3	3
Total other loans	3,015	11	3,026	3	3,029
Total loans held-for-investment, net	$3,781,109	$13,982	$3,795,091	$9,629	$3,804,720

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)
The following table summarizes information on non-accrual loans, excluding PCD loans, at March 31, 2021 (in thousands):

	At or for the Three Months Ended
	March 31, 2021
	Recorded Investment	Unpaid Principal Balance	With No Related Allowance	Interest Income
Real estate loans:
Commercial	$4,961	$5,471	$3,275	$25
One-to-four family residential	805	836	228	6
Construction and land	1,150	1,150	1,150	—
Multifamily	1,145	1,154	—	14
Home equity and lines of credit	187	436	—	2
Commercial and industrial	198	392	1	2
Total non-accrual loans	$8,446	$9,439	$4,654	$49

The following table summarizes impaired loans as of December 31, 2020 (in thousands):

	December 31, 2020
	Recorded Investment	Unpaid Principal Balance	Related Allowance
With No Allowance Recorded:
Real estate loans:
Commercial	$8,838	$10,076	$—
One-to-four family residential	1,903	2,032	—
Multifamily	626	1,097	—
Home equity and lines of credit	15	15	—
Total Real Estate	11,382	13,220	—
With a Related Allowance Recorded:
Real estate loans:
Commercial	1,812	2,244	(66)
Home equity and lines of credit	32	32	(3)
Total Real Estate	1,844	2,276	(69)
Commercial and industrial loans	16	16	(4)
Total:
Real estate loans
Commercial	10,650	12,320	(66)
One-to-four family residential	1,903	2,032	—
Multifamily	626	1,097	—
Home equity and lines of credit	47	47	(3)
Commercial and industrial loans	16	16	(4)
	$13,242	$15,512	$(73)

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)
Included in the table above at December 31, 2020, are impaired loans with carrying balances of $7.8 million that were not written down by charge-offs or for which there are no specific reserves in our allowance for loan losses. Loans not written down by charge-offs or specific reserves at December 31, 2020, are considered to have sufficient collateral values, less costs to sell, to support the carrying balances of the loans.

The following table summarizes the average recorded investment in impaired loans, excluding PCI loans, and interest income recognized as of, and for, the three months March 31, 2020 (in thousands):

	March 31, 2020
	Average Recorded Investment	Interest Income
With No Allowance Recorded:
Real estate loans:
Commercial	$16,198	$112
One-to-four family residential	2,464	33
Multifamily	1,036	13
Home equity and lines of credit	21	—
Commercial and industrial loans	38	—
With a Related Allowance Recorded:
Real estate loans:
Commercial	930	—
Home equity and lines of credit	33	1
Commercial and industrial loans	18	—
Total:
Real estate loans
Commercial	17,128	112
One-to-four family residential	2,464	33
Multifamily	1,036	13
Home equity and lines of credit	54	1
Commercial and industrial loans	56	—
	$20,738	$159

Collateral-Dependent Loans

Loans for which the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral are considered to be collateral-dependent loans. Collateral can have a significant financial effect in mitigating exposure to credit risk and, where there is sufficient collateral, an allowance for expected credit losses is not recognized or is minimal. For collateral-dependent loans, the allowance for expected credit losses is individually assessed based on the fair value of the collateral less estimated costs of sale. The Company's collateral-dependent loans are secured by real estate. Collateral values are generally based on appraisals which are adjusted for changes in market indices. As of March 31, 2021, and December 31, 2020, the Company had $9.8 million and $10.0 million of collateral-dependent impaired loans, respectively. The collateral-dependent loans at March 31, 2021 consisted of $7.6 million in commercial real estate loans, $1.2 million in construction loans, $610,000 in multifamily loans, and $388,000 in one-to-four family residential loans. For the three months ended March 31, 2021, there was no significant deterioration or changes in the collateral securing these loans.

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)
Troubled Debt Restructured Loans

There were no loans modified in a TDR during the three months ended March 31, 2021 or 2020.
In response to the COVID-19 pandemic and its economic impact to customers, a short-term modification program that complied with Section 4013 of the CARES Act and the Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus was implemented to provide temporary payment relief to those borrowers directly impacted by COVID-19. The program allows for deferral of payments for 90 days, which may extend for an additional 90 day periods, with modifications in the form of payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment. As of March 31, 2021, the Company had 24 loan modifications (excluding PCD loans) with principal and/or interest payment deferrals on outstanding loan balances of $28.8 million. Of these 24 payment deferrals, seven were principal deferrals totaling $8.8 million, and 17 were principal and interest deferrals totaling $20.0 million. As these deferrals were current as of December 31, 2019, or the date of modification, these loans are not considered TDRs. Loans in deferment status (“COVID-19 Modified Loans”) will continue to accrue interest during the deferment period unless otherwise classified as nonperforming. COVID-19 Modified Loans are required to make escrow payments for real estate taxes and insurance, if applicable. For loans given relief of interest, the deferred interest is generally to be paid back over a period not to exceed 18 months. Principal deferrals may be brought current or recast into outstanding principal at time of rate reset or repaid at the end of the loan's contractual term. COVID-19 Modified Loan agreements generally also include covenants that prohibit distributions, bonuses, or payments of management fees to related entities until all deferred payments are made.
At March 31, 2021 and December 31, 2020, the Company had TDRs of $11.7 million and $12.1 million, respectively.

Management classifies all TDRs as loans individually evaluated for impairment. Loans individually evaluated for impairment are assessed to determine that the loan’s carrying value is not in excess of the estimated fair value of the collateral less cost to sell, if the loan is collateral-dependent, or the present value of the expected future cash flows, if the loan is not collateral-dependent. Management performs an evaluation of each impaired loan and generally obtains updated appraisals as part of the evaluation. In addition, management adjusts estimated fair values down to appropriately consider recent market conditions, our willingness to accept a lower sales price to effect a quick sale, and costs to dispose of any supporting collateral. Determining the estimated fair value of underlying collateral (and related costs to sell) can be difficult in illiquid real estate markets and is subject to significant assumptions and estimates. Management employs an independent third-party management firm that specializes in appraisal preparation and review to ascertain the reasonableness of updated appraisals. Projecting the expected cash flows under TDRs which are not collateral-dependent is inherently subjective and requires, among other things, an evaluation of the borrower’s current and projected financial condition. Actual results may be significantly different than our projections and our established allowance for loan losses on these loans, which could have a material effect on our financial results.

At March 31, 2021, there were no TDRs that were restructured during the preceding twelve months that subsequently defaulted. At March 31, 2020, there was one TDR with a balance of $27,000 that was restructured during the preceding twelve months that subsequently defaulted.

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)
Note 7 – Allowance for Credit Losses on Loans (“ACL”)

On January 1, 2021, the Company adopted the CECL standard, which requires the measurement of expected credit losses for financial assets measured at amortized cost, including loans, and certain off-balance-sheet credit exposures. As a result of the adoption of CECL, the Company recorded a $10.4 million increase to its allowance for credit losses on loans, including $6.8 million related to PCD loans. For PCD loans, the allowance for credit losses recorded is recognized through a gross-up that increases the amortized cost basis of loans with a corresponding increase to the allowance for credit losses, and therefore results in no impact to shareholders' equity.

Under the CECL standard, the Company determines the ACL on loans based upon a consideration of its historical portfolio loss experience, current borrower-specific risk characteristics, forecasts of future economic conditions, reversion period, prepayments and qualitative adjustments. The allowance is measured on a collective (loan segment) basis when similar risk characteristics exist. Loans that do not share common risk characteristics are evaluated on an individual basis and are excluded from the collective evaluation. Accrued interest on loans is excluded from the calculation of the ACL due to the Company's established non-accrual policy which results in the reversal of uncollectible accrued interest on non-accrual loans against interest income in a timely manner. Accrued interest receivable on loans held-for-investment totaled $13.2 million at March 31, 2021 and is reported in accrued interest receivable on the consolidated balance sheet.

The Company’s loan portfolio segmentation includes: multifamily, commercial real estate, one-to-four family residential mortgage, home equity and lines of credit, commercial and industrial, construction and other consumer loans.

Allowance for Collectively Evaluated Loans Held-for-Investment

In estimating the quantitative component of the allowance on a collective basis, the Company uses a risk rating migration model which calculates an expected life of loan loss percentage for each loan by generating probability of default and loss given default metrics. The metrics are based on the migration of loans from performing to loss by credit quality rating or delinquency categories using historical life-of-loan analysis periods for each loan portfolio pool, and the severity of loss, based on the aggregate net lifetime losses incurred using the Company's own historical loss experience and comparable peer data loss history. The model's expected losses based on loss history are adjusted for qualitative factors. Among other things, these adjustments include and account for differences in: (i) changes in lending policies and procedures; (ii) changes in local, regional, national, and international economic and business conditions and developments that affect the collectability of our portfolio, including the condition of various market segments; (iii) changes in the experience, ability and depth of lending management and other relevant staff; (iv) changes in the quality of our loan review system; (v) the existence and effect of any concentrations of credit, and changes in the level of such concentrations; and (vi) the effect of other external factors such as competition and legal and regulatory requirements on the level of estimated credit losses in our existing portfolio.

The Company utilizes a two-year reasonable and supportable forecast period after which estimated losses revert to historical loss experience immediately for the remaining life of the loan. In establishing its estimate of expected credit losses, the Company utilizes five externally-sourced forward-looking economic scenarios developed by Moody's Analytics (“Moody's”).

Management utilizes five Moody's scenarios so as to incorporate uncertainties related to the unprecedented economic environment arising from the COVID-19 pandemic. These scenarios, which range from more benign to more severe economic outlooks, represent a ‘most likely outcome’ (the “Baseline” scenario) and four less likely scenarios referred to as the “Upside” scenarios and the “Downside” scenarios. Each scenario is assigned a weighting with a majority of the weighting placed on the Baseline scenario and lower weights placed on both the Upside and Downside scenarios. The weighting assigned by management is based on the economic outlook and available information at the reporting date. The model projects economic variables under each scenario based on detailed statistical analyses. The Company has identified and selected key variables that most closely correlated to its historical credit performance, which include: Gross domestic product, unemployment, and three collateral indices: the Commercial Property Price Index, the Commercial Property Price Apartment Index and the Case-Shiller Home Price Index.

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)
Allowance for Individually Evaluated Loans

The Company measures specific reserves for individual loans that do not share common risk characteristics with other loans, consisting of all TDRs and non-accrual loans with an outstanding balance of $500,000 or greater. Loans individually evaluated for impairment are assessed to determine that the loan’s carrying value is not in excess of the estimated fair value of the collateral less cost to sell, if the loan is collateral-dependent, or the present value of the expected future cash flows, if the loan is not collateral-dependent. Management performs an evaluation of each impaired loan and generally obtains updated appraisals as part of the evaluation. In addition, management adjusts estimated fair values down to appropriately consider recent market conditions, our willingness to accept a lower sales price to effect a quick sale, and costs to dispose of any supporting collateral. Determining the estimated fair value of underlying collateral (and related costs to sell) can be difficult in illiquid real estate markets and is subject to significant assumptions and estimates. Management employs an independent third-party management firm that specializes in appraisal preparation and review to ascertain the reasonableness of updated appraisals. Projecting the expected cash flows under troubled debt restructurings which are not collateral-dependent is inherently subjective and requires, among other things, an evaluation of the borrower’s current and projected financial condition. Actual results may be significantly different than our projections and our established allowance for credit losses on these loans, which could have a material effect on our financial results. Individually impaired loans that have no impairment losses are not considered for collective allowances described earlier. At March 31, 2021 and December 31, 2020, the specific component of the ACL for loans individually evaluated for impairment was $77,000 and $73,000, respectively.

Allowance for Credit Losses – Off-Balance Sheet Exposures

An ACL for off-balance-sheet exposures represents an estimate of expected credit losses arising from off-balance sheet exposures such as loan commitments, standby letters of credit and unused lines of credit (loans on books already). Commitments to fund unused lines of credit are agreements to lend additional funds to customers as long as there have been no violations of any of the conditions established in the agreements (original or restructured). Commitments to originate loans generally have a fixed expiration or other termination clauses, which may require payment of a fee. Since some of these loan commitments are expected to expire without being drawn upon, total commitments do not necessarily represent future cash requirements. The reserve for off-balance sheet exposures is determined using the CECL reserve factor in the related funded loan segment, adjusted for an average historical funding rate. The allowance for credit losses for off-balance sheet credit exposures is recorded in other liabilities on the consolidated balance sheets and the corresponding provision is included in other non-interest expense.

The table below summarizes the allowance for credit losses for off-balance sheet credit exposures (in thousands):

Three Months Ended March 31, 2021
Balance at beginning of period	$808
Impact of CECL adoption	737
Balance at January 1, 2021	1,545
Provision for credit losses	157
Balance at end of period	$1,702

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)
The following tables set forth activity in our allowance for credit losses on loans, by loan type, as of and for the three months ended March 31, 2021, and March 31, 2020 (in thousands):

	Three Months Ended March 31, 2021
	Real Estate
	Commercial (1)	One-to-Four Family	Construction and Land	Home Equity and Lines of Credit	Commercial and Industrial	Other	Total Loans (excluding PCD)	PCD	Total
Beginning balance	$33,005	$207	$1,214	$260	$1,842	$198	$36,726	$881	$37,607
Impact of CECL adoption	(1,949)	5,233	(921)	419	947	(188)	3,541	6,812	10,353
Balance at January 1, 2021	31,056	5,440	293	679	2,789	10	40,267	7,693	47,960
Charge-offs	(21)	—	—	—	—	—	(21)	(2,411)	(2,432)
Recoveries	19	1	—	—	21	2	43	—	43
Provisions (credit)	(2,172)	(269)	(24)	(36)	130	(3)	(2,374)	—	(2,374)
Ending balance	$28,882	$5,172	$269	$643	$2,940	$9	$37,915	$5,282	$43,197

(1) Commercial includes commercial real estate loans collateralized by owner-occupied, non-owner occupied, and multifamily properties.

	Three Months Ended March 31, 2020
	Real Estate
	Commercial	One-to-Four Family	Construction and Land	Multifamily	Home Equity and Lines of Credit	Commercial and Industrial	Other	Total Loans (excluding PCI)	PCI	Total
Allowance for loan losses:
Beginning balance	$4,891	$180	$536	$20,203	$317	$1,640	$151	$27,918	$789	$28,707
Charge-offs	(433)	—	—	—	—	(37)	—	(470)	—	(470)
Recoveries	375	1	—	—	1	2	1	380	—	380
Provisions (credit)	611	131	135	6,686	256	430	(66)	8,183	—	8,183
Ending balance	$5,444	$312	$671	$26,889	$574	$2,035	$86	$36,011	$789	$36,800

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)
The following tables detail the amount of loans receivable held-for-investment, net of deferred loan fees and costs, that are evaluated, individually and collectively, for impairment, and the related portion of the allowance for loan losses that is allocated to each loan portfolio segment, at March 31, 2021, and December 31, 2020 (in thousands):

	March 31, 2021
	Real Estate
	Commercial (1)	One-to-Four Family	Construction and Land	Home Equity and Lines of Credit	Commercial and Industrial	Other	Total Loans (excluding PCD)	PCD	Total
Allowance for credit losses on loans:
Ending balance: individually evaluated for impairment	$69	$4	$—	$2	$2	$—	$77	$—	$77
Ending balance: collectively evaluated for impairment	28,813	5,168	269	641	2,938	9	37,838	5,282	43,120
Loans, net:
Ending balance	3,305,522	202,948	77,206	93,118	234,518	1,658	3,914,970	18,045	3,933,015
Ending balance: individually evaluated for impairment	9,839	1,634	1,150	45	16	—	12,684	—	12,684
Ending balance: collectively evaluated for impairment	3,295,683	201,314	76,056	93,073	66,628	1,658	3,734,412	18,045	3,752,457
PPP loans not evaluated for impairment (2)	—	—	—	—	167,874	—	167,874	—	167,874

	December 31, 2020
	Real Estate
	Commercial	One-to-Four Family	Construction and Land	Multifamily	Home Equity and Lines of Credit	Commercial and Industrial	Other	Total Loans (excluding PCI)	PCI	Total
Allowance for credit losses on loans:
Ending balance: individually evaluated for impairment	$66	$—	$—	$—	$3	$4	$—	$73	$—	$73
Ending balance: collectively evaluated for impairment	5,944	207	1,214	26,995	257	1,838	198	36,653	881	37,534
Loans, net:
Ending balance	717,566	212,222	74,351	2,512,934	93,137	191,481	3,029	3,804,720	18,518	3,823,238
Ending balance: individually evaluated for impairment	10,650	1,903	—	626	47	16	—	13,242	—	13,242
Ending balance: collectively evaluated for impairment	706,916	210,319	74,351	2,512,308	93,090	64,930	3,029	3,664,943	18,518	3,683,461
PPP loans not evaluated for impairment (2)	—	—	—	—	—	126,535	—	126,535	—	126,535

(1) Commercial includes commercial real estate loans collateralized by owner-occupied, non-owner occupied, and multifamily properties.
(2) PPP loans are guaranteed by the SBA and therefore excluded from the allowance for loan losses.

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

Note 8 – Deposits

Deposit account balances are summarized as follows (in thousands):

	March 31, 2021	December 31, 2020
Non-interest-bearing checking	$771,432	$695,831
NOW and interest-bearing checking	918,367	905,208
Savings and money market	1,815,727	1,953,885
Certificates of deposit	630,190	521,627
Total deposits	$4,135,716	$4,076,551

Interest expense on deposit accounts is summarized for the periods indicated (in thousands):

	Three Months Ended March 31,
	2021	2020
NOW and interest-bearing checking, savings, and money market	$932	$4,073
Certificates of deposit	938	5,206
Total interest expense on deposit accounts	$1,870	$9,279

Note 9 – Equity Incentive Plans

The following table is a summary of the Company’s stock options outstanding as of March 31, 2021, and changes therein during the three months then ended.

	Number of Stock Options	Weighted Average Grant Date Fair Value	Weighted Average Exercise Price	Weighted Average Contractual Life (years)
Outstanding - December 31, 2020	2,214,193	$4.01	$13.94	3.96
Forfeited	(41,090)	3.96	13.62	—
Exercised	(54,990)	4.06	14.69	—
Outstanding - March 31, 2021	2,118,113	4.01	13.92	3.71
Exercisable - March 31, 2021	2,101,034	4.00	13.91	3.70
 Expected future stock option expense related to the non-vested options outstanding as of March 31, 2021, is $25,000 over a weighted average period of 0.6 years.
On January 29, 2021, the Company granted to directors and employees, under the 2019 EIP, 147,315 restricted stock units with a total grant-date fair value of $1.8 million. Of these grants, 32,769 vest one year from the date of grant and 114,546 vest in equal installments over a five-year period beginning one year from the date of grant. The Company also issued 29,615 performance-based restricted stock units to its executive officers with a total grant date fair value of $366,041. Vesting of the performance-based restricted stock units will be based on achievement of certain levels of Core Return on Average Assets and will cliff-vest after a three-year measurement period ended January 29, 2024, based on the Company's performance relative to a peer group as determined by the Compensation Committee of the Board. At the end of the performance period, the number of actual shares to be awarded may vary between 0% and 225% of target amounts.

The following is a summary of the status of the Company’s restricted stock awards as of March 31, 2021, and changes therein during the three months then ended.

	Number of Shares Awarded	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2020	104,010	$15.91
Granted	176,930	12.59
Vested	(38,470)	15.81
Forfeited	(4,022)	15.81
Non-vested at March 31, 2021	238,448	13.46

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

Expected future stock award expense related to the non-vested restricted share awards as of March 31, 2021, is $2.6 million over a weighted average period of 3.3 years.
During the three months ended March 31, 2021, and March 31, 2020, the Company recorded $243,000 and $448,000, respectively, of stock-based compensation related to the above plans.

Note 10 – Fair Value Measurements
The following tables present the assets reported on the consolidated balance sheets at their estimated fair value as of March 31, 2021, and December 31, 2020, by level within the fair value hierarchy as required by the Fair Value Measurements and Disclosures Topic of the FASB ASC. Financial assets and liabilities are classified in their entirety based on the level of input that is significant to the fair value measurement. The fair value hierarchy is as follows:

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

The methods of determining the fair value of assets and liabilities presented in this note are consistent with our methodologies disclosed in Note 15 to the Consolidated Financial Statements of the Company’s 2020 Annual Report on Form 10-K.

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

	Fair Value Measurements at March 31, 2021 Using:
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Measured on a recurring basis:
Assets:
Investment securities:
Debt securities available-for-sale:
U.S. Government agency	$2,690	$—	$2,690	$—
Mortgage-backed securities:
Pass-through certificates:
GSE	253,563	—	253,563	—
REMICs:
GSE	825,693	—	825,693	—
	1,079,256	—	1,079,256	—
Other debt securities:
Municipal bonds	103	—	103	—
Corporate bonds	124,442	—	124,442	—
Asset-backed securities	747	—	747	—
	125,292	—	125,292	—
Total debt securities available-for-sale	1,207,238	—	1,207,238	—
Trading securities	12,142	12,142	—	—
Equity securities	473	473	—	—
Total	$1,219,853	$12,615	$1,207,238	$—
Measured on a non-recurring basis:
Assets:
Loans individually evaluated for impairment:
Real estate loans:
Commercial real estate	$3,871	$—	$—	$3,871
One-to-four family residential mortgage	540	—	—	540
Multifamily	12	—	—	12
Home equity and lines of credit	29	—	—	29
Total individually evaluated real estate loans	4,452	—	—	4,452
Commercial and industrial loans	14	—	—	14
Other real estate owned	100	—	—	100
Total	$4,566	$—	$—	$4,566

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

	Fair Value Measurements at December 31, 2020 Using:
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Measured on a recurring basis:
Assets:
Investment securities:
Debt securities available-for-sale:
U.S. Government agency securities	$3,158	$—	$3,158	$—
Mortgage-backed securities:
Pass-through certificates:
GSE	281,343	—	281,343	—
REMICs:
GSE	890,965	—	890,965	—
Non-GSE	4	—	4	—
	1,172,312	—	1,172,312	—
Other debt securities:
Municipal bonds	123	—	123	—
Corporate bonds	88,418	—	88,418	—
Asset-backed securities	794	—	794	—
	89,335	—	89,335	—
Total debt securities available-for-sale	1,264,805	—	1,264,805	—
Trading securities	12,291	12,291	—	—
Equity securities	253	253	—	—
Total	$1,277,349	$12,544	$1,264,805	$—
Measured on a non-recurring basis:
Assets:
Impaired loans:
Real estate loans:
Commercial real estate	$5,268	$—	$—	$5,268
Multifamily	16	—	—	16
Home equity and lines of credit	28	—	—	28
Total impaired real estate loans	5,312	—	—	5,312
Commercial and industrial loans	13	—	—	13
Total	$5,325	$—	$—	$5,325
The following table presents qualitative information for Level 3 assets measured at fair value on a non-recurring basis at March 31, 2021, and December 31, 2020 (dollars in thousands):

	Fair Value		Valuation Methodology	Unobservable Inputs	Range of Inputs
	March 31, 2021	December 31, 2020			March 31, 2021	December 31, 2020
Individually evaluated loans	$4,466	$5,325	Appraisals	Discount for costs to sell	7.0%	7.0%
				Discount for quick sale	10.0%	10.0%
			Discounted cash flows	Interest rates	4.88% to 6.25%	4.88% to 6.25%
Other real estate owned	100	—	Appraisals	Discount for costs to sell	7.0%	N/A

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

The valuation techniques described below were used to measure fair value of financial instruments in the tables below on a recurring basis and a non-recurring basis as of March 31, 2021, and December 31, 2020.
Debt Securities Available for Sale: The estimated fair values for mortgage-backed securities, corporate, and other debt securities are obtained from an independent nationally recognized third-party pricing service. The estimated fair values are derived primarily from cash flow models, which include assumptions for interest rates, credit losses, and prepayment speeds. Broker/dealer quotes are utilized as well, when such quotes are available and deemed representative of the market. The significant inputs utilized in the cash flow models are based on market data obtained from sources independent of the Company (Observable Inputs), and are therefore classified as Level 2 within the fair value hierarchy. There were no transfers of securities between Level 1 and Level 2 during the three months ended March 31, 2021 or March 31, 2020.
Trading Securities: Fair values are derived from quoted market prices in active markets. The assets consist of publicly traded mutual funds.

Equity Securities: Fair values of equity securities consisting of publicly traded mutual funds are derived from quoted market prices in active markets.

Loans individually evaluated for impairment: At March 31, 2021, and December 31, 2020, the Company had loans individually evaluated for impairment (excluding PCD/PCI loans) with outstanding principal balances of $6.5 million and $7.4 million, respectively, which were recorded at their estimated fair value of $4.5 million and $5.3 million, respectively. The Company recorded a net increase in the specific reserve for impaired loans of $3,000 for the three months ended March 31, 2021 and a net decrease in the specific reserve for impaired loans of $79,000 for the three months ended March 31, 2020. Net charge-offs of $2.4 million and $90,000 were recorded for the three months ended March 31, 2021 and March 31, 2020, respectively, utilizing Level 3 inputs. For purposes of estimating the fair value of impaired loans, management utilizes independent appraisals, if the loan is collateral-dependent, adjusted downward by management, as necessary, for changes in relevant valuation factors subsequent to the appraisal date, or the present value of expected future cash flows for non-collateral dependent loans and TDRs.

Other Real Estate Owned: At March 31, 2021, the Company had assets acquired through foreclosure of $100,000, recorded at estimated fair value, less estimated selling costs when acquired, thus establishing a new cost basis. Estimated fair value is generally based on independent appraisals. These appraisals include adjustments to comparable assets based on the appraisers’ market knowledge and experience, and are considered Level 3 inputs. When an asset is acquired, the excess of the loan balance over fair value, less estimated selling costs, is charged to the allowance for loan losses. If the estimated fair value of the asset declines, a write-down is recorded through non-interest expense. The valuation of foreclosed assets is subjective in nature and may be adjusted in the future because of changes in the economic conditions.

In addition, the Company may be required, from time to time, to measure the fair value of certain other financial assets on a nonrecurring basis in accordance with U.S. GAAP. The adjustments to fair value usually result from the application of lower-of-cost-or-market accounting or write downs of individual assets.

Fair Value of Financial Instruments:
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

(d)    Federal Home Loan Bank of New York Stock

The fair value for Federal Home Loan Bank of New York ("FHLBNY") stock is its carrying value, since this is the amount for which it could be redeemed and there is no active market for this stock.

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

The estimated fair value of the Company’s financial instruments at March 31, 2021, and December 31, 2020, is presented in the following tables (in thousands):

	March 31, 2021
		Estimated Fair Value
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$127,570	$127,570	$—	$—	$127,570
Trading securities	12,142	12,142	—	—	12,142
Debt securities available-for-sale	1,207,238	—	1,207,238	—	1,207,238
Debt securities held-to-maturity	6,913	—	7,241	—	7,241
Equity securities	473	473	—	—	473
FHLBNY stock, at cost	28,641	—	28,641	—	28,641
Net loans held-for-investment	3,889,818	—	—	3,959,088	3,959,088
Derivative assets	1,219	—	1,219	—	1,219
Financial liabilities:
Deposits	$4,135,716	$—	$4,140,621	$—	$4,140,621
Borrowed funds	592,170	—	604,460	—	604,460
Advance payments by borrowers for taxes and insurance	24,027	—	24,027	—	24,027
Derivative liabilities	1,220	—	1,220	—	1,220

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
Note 11 – Earnings Per Share

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

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)
The following is a summary of the Company’s earnings per share calculations and reconciliation of basic to diluted earnings per share for the periods indicated (in thousands, except per share data):

	Three Months Ended March 31,
	2021	2020
Net income available to common stockholders	$18,677	$4,551

Weighted average shares outstanding-basic	49,528,419	46,791,768
Effect of non-vested restricted stock and stock options outstanding	105,225	191,698
Weighted average shares outstanding-diluted	49,633,644	46,983,466
Earnings per share-basic	$0.38	$0.10
Earnings per share-diluted	$0.38	$0.10
Anti-dilutive shares	1,002,377	1,001,828

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)
Note 12 – Leases

The Company’s leases primarily relate to real estate property for branches and office space with terms extending from three months up to 34.3 years. At March 31, 2021, all of the Company's leases are classified as operating leases, which are required to be recognized on the consolidated statements of financial condition as a right-of-use asset and a corresponding lease liability.

The Company determines if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use assets and operating lease liabilities on the consolidated balance sheets. Right-of-use assets represent the right to use an underlying asset for the lease term and lease liabilities represent the obligation to make lease payments arising from the lease. Operating lease right-of-use assets and liabilities are recorded at the present value of lease payments over the lease term. As the Company's leases do not provide an implicit rate, the Company uses its incremental borrowing rate, at lease inception, over a similar term in determining the present value of lease payments. Certain leases include options to renew, with one or more renewal terms ranging from five to ten years. If the exercise of a renewal option is considered to be reasonably certain, the Company includes the extended term in the calculation of the right-of-use asset and lease liability.

At March 31, 2021, the Company’s operating lease right-of-use assets and operating lease liabilities included on the consolidated balance sheet were $35.7 million and $42.1 million, respectively. At December 31, 2020, the Company’s operating lease right-of-use assets and operating lease liabilities included on the consolidated balance sheet were $36.7 million and $42.7 million, respectively. Operating lease expense is recognized on a straight-line basis over the lease term, while variable lease payments are recognized as incurred. Variable lease payments include common area maintenance charges, real estate taxes, repairs and maintenance costs and utilities. Operating and variable lease expenses are recorded in occupancy expense on the consolidated statements of comprehensive income.
Supplemental lease information at or for the three months ended March 31, 2021, and March 31, 2020 is as follows (dollars in thousands):

	Three Months Ended March 31,
	2021	2020

Operating lease cost	$1,455	$1,439
Variable lease cost	1,235	544
Net lease cost	$2,690	$1,983
Cash paid for amounts included in measurement of operating lease liabilities	$1,708	$1,545
Right-of-use assets obtained in exchange for new operating lease liabilities	$—	$3,028
Weighted average remaining lease term	12.26 years	12.71 years
Weighted average discount rate	3.60%	3.59%
The following table summarizes lease payment obligations for each of the next five years and thereafter in addition to a reconcilement to the Company's current lease liability (in thousands):

Year	Amount
2021	$4,669
2022	5,550
2023	5,504
2024	5,067
2025	4,710
Thereafter	28,196
Total lease payments	53,696
Less: imputed interest	11,629
Present value of lease liabilities	$42,067
As of March 31, 2021, the Company had not entered into any leases that have not yet commenced.

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)
Note 13 – Revenue Recognition

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
The Company’s revenue streams that are within the scope of Topic 606 include service charges on deposit accounts, ATM and card interchange fees, investment services fees, and other miscellaneous income. Fees and service charges for customer services include: (i) service charges on deposit accounts, including account maintenance fees, overdraft fees, insufficient funds fees, wire fees, and other deposit related fees; (ii) ATM and card interchange fees, which include fees generated when a Bank cardholder uses a non-Bank ATM or a non-Bank cardholder uses a Bank ATM, and fees earned whenever the Bank's debit cards are processed through card payment networks such as Visa; and (iii) investment services fees earned through partnering with a third party investment and brokerage service firm to provide insurance and investment products to customers. The Company's performance obligation for fees and service charges is satisfied and related revenue recognized immediately or in the month of performance of services. For the three months ended March 31, 2021, other income primarily includes rental income from subleasing one of the Company's branches to a third party and gains on the sale or payoff of loans. For the three months ended March 31, 2020, other income primarily includes rental income from subleasing one of the Company's branches to a third party. Other income is recognized at the time the transaction occurs.
The following table summarizes non-interest income for the periods indicated (in thousands):

	Three Months Ended March 31,
	2021	2020
Fees and service charges for customer services:
Service charges	$720	$753
ATM and card interchange fees	399	304
Investment fees	78	63
Total fees and service charges for customer services	1,197	1,120
Income on bank-owned life insurance (1)	848	876
Gains (losses) on available-for-sale debt securities, net (1)	97	(13)
Gains (losses) on trading securities, net (1)	364	(1,992)
Swap income (1)	—	76
Other	130	41
Total non-interest income	$2,636	$108

(1) Not in scope of Topic 606

Note 14 – Derivatives

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

At March 31, 2021, the Company had seven interest rate swaps with a notional amount of $38.9 million. At December 31, 2020, the Company had seven interest rate swaps with a notional amount of $39.2 million. For the three months ended March 31, 2021 and March 31, 2020, the Company recorded net fee income of $0 and $76,000, respectively.

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)
The table below presents the fair value of the derivatives as well as their location on the consolidated balance sheets (in thousands):

	Fair Value
Balance Sheet Location	March 31, 2021	December 31, 2020
Other assets	$1,219	$1,498
Other liabilities	1,220	1,502

Note 15 – Recent Accounting Pronouncements Adopted

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

ASU 2016-13 and its related amendments were initially effective for financial statements for fiscal years and interim periods beginning after December 15, 2019. The Company elected to defer the adoption of the CECL methodology permitted by the CARES Act, signed into law on March 27, 2020, which provided financial institutions with the option to defer adoption of ASU 2016-13 until the earlier of the end of the pandemic or December 31, 2020. This relief was further extended by the Consolidations Appropriations Act enacted on December 27, 2020, to the earlier of the first day of an entity's fiscal year after the date the national emergency terminates or January 1, 2022. The Company adopted ASU 2016-13 and its related amendments on January 1, 2021, using a modified retrospective approach. Our implementation process included: assessment and documentation of governance and reporting processes and related internal controls; model development, documentation and validation; and the incorporation of qualitative adjustments for model limitations, among other things. ASU 2016-13 lists several credit loss methods that are acceptable such as a discounted cash flow method, loss-rate method and probability of default/loss given default (“PD/LGD”) method. The Company utilizes the PD/LGD methodology to estimate its allowance for loan losses.

At adoption, the Company recorded an $11.1 million increase to its allowance for credit losses, including reserves of $10.4 million related to loans and $737,000 related to unfunded credit commitments. Of the $10.4 million increase in loan reserves, $6.8 million represents PCD loan-related reserves which were recognized through a gross-up that increases the amortized cost basis of loans with a corresponding increase to the allowance for credit losses, and therefore results in no impact to shareholders' equity. The non-PCD loan related increase to the allowance for credit losses of $4.3 million, including the reserves for unfunded loan commitments, was offset in shareholders' equity and deferred tax assets. For further details on the adoption of CECL see Note 6 - Loans and Note 7 - Allowance for Credit Losses on Loans.

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

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:
•the disruption to local, regional, national and global economic activity caused by infectious disease outbreaks, including the outbreak of COVID-19, and the significant impact that such outbreaks may have on our growth, operations, earnings and asset quality;
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
•changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board (the "FASB"), the Securities and Exchange Commission (the "SEC"), or the Public Company Accounting Oversight Board;
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
•changes in monetary or fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board ( the "FRB");
•the ability of third-party providers to perform their obligations to us;
•the ability of the U.S. Government to manage federal debt limits;
•the effects of any U.S. Government shutdowns;
•significant increases in our loan losses, including increases that may result from the new accounting guidance known as the current expected credit loss (“CECL”) model which may increase the required level of our allowance for loan losses after adoption effective January 1, 2021; and
•changes in the financial condition, results of operations, or future prospects of issuers of securities that we own.

Given the ongoing and dynamic nature of current economic circumstances, it is difficult to predict the full impact of the COVID-19 outbreak on our business. The extent of such impact will depend on future developments, which are highly uncertain, including when the coronavirus can be fully controlled and abated and whether the gradual reopening of businesses will result in a meaningful increase in economic activity. As a result of the COVID-19 pandemic and the related adverse local and national economic consequences, we could be subject to any of the following risks, any of which could have a material, adverse effect on our business, financial condition, liquidity, and results of operations:

•demand for our products and services may decline, making it difficult to execute on our strategic initiatives related to growing assets and earnings;
•if the economy is unable to fully reopen, and increased levels of unemployment continue for an extended period of time, loan delinquencies, problem assets, and foreclosures may increase, resulting in increased charge-offs and reduced income;
•a worsening of business and economic conditions or a downturn in the financial markets could result in an impairment of certain intangible assets, such as goodwill or our servicing assets;
•litigation, regulatory enforcement risk and reputation risk regarding our participation in the Paycheck Protection Program (“PPP”) and the risk that the Small Business Administration (the “SBA”) may not fund some or all PPP loan guaranties;
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
•our cyber security risks are increased to the extent we have an increase in the number of employees working remotely;
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

Critical Accounting Policies

Note 1 to the Company’s Audited Consolidated Financial Statements for the year ended December 31, 2020, included in the Company’s Annual Report on Form 10-K, as supplemented by this report, contains a summary of significant accounting policies. Various elements of these accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments. Certain assets are carried in the consolidated balance sheets at estimated fair value or the lower of cost or estimated fair value. Policies with respect to the methodologies used to determine the allowance for credit losses on loans, estimated cash flows of our purchased credit-deteriorated (“PCD”, or, previously, purchased credit-impaired “PCI”) loans, and judgments regarding the valuation allowance against deferred tax assets are the most critical accounting policies because they are important to the presentation of the Company’s financial condition and results of operations, involve a higher degree of complexity, and require management to make subjective judgments which often require assumptions or estimates about highly uncertain matters. The use of different judgments, assumptions, and estimates could result in material differences in the results of operations or financial condition. These critical accounting policies and their application are reviewed periodically and, at least annually, with the Audit Committee of the Board of Directors.
At March 31, 2021, we identified our policy on the allowance for credit losses to be a critical accounting policy because management has to make subjective and/or complex judgments about matters that are inherently uncertain and because it is likely that materially different amounts would be reported under different conditions or using different assumptions. On January 1, 2021, we adopted new accounting guidance which requires entities to estimate and recognize an allowance for lifetime expected credit losses for loans, unfunded credit commitments and held-to-maturity debt securities measured at amortized cost. Previously, an allowance for credit losses on loans was recognized based on probable incurred losses. See Notes 6, 7 and 15 to the consolidated financial statements for further discussion of our accounting policies and methodologies for establishing the allowance for credit losses.
The accounting estimates relating to the allowance for credit losses remain "critical accounting estimates" for the following reasons:

•Changes in the provision for credit losses can materially affect our financial results;
• Estimates relating to the allowance for credit losses require us to utilize a reasonable and supportable forecast period based upon forward-looking economic scenarios in order to estimate probability of default and loss given default rates which our CECL methodology encompasses;
• The allowance for credit losses is influenced by factors outside of our control such as industry and business trends, as well as economic conditions such as trends in housing prices, interest rates, gross domestic product, inflation, and unemployment; and
• Judgment is required to determine whether the models used to generate the allowance for credit losses produce an estimate that is sufficient to encompass the current view of lifetime expected credit losses.

Our estimation process is subject to risks and uncertainties, including a reliance on historical loss and trend information that may not be representative of current conditions and indicative of future performance. Changes in such estimates could significantly impact our allowance and provision for credit losses. Accordingly, our actual credit loss experience may not be in line with our expectations.

For a further discussion of the critical accounting policies of the Company, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.
Overview
This overview highlights selected information and may not contain all the information that is important to you in understanding our performance during the period. For a more complete understanding of trends, events, commitments, uncertainties, liquidity, capital resources, and critical accounting estimates, you should read this entire document carefully, as well as our Annual Report on Form 10-K for the year ended December 31, 2020.

Net income was $18.7 million for the three months ended March 31, 2021, as compared to $4.6 million for the three months ended March 31, 2020. Basic and diluted earnings per common share were $0.38 for the three months ended March 31, 2021, compared to basic and diluted earnings per common share of $0.10 for the three months ended March 31, 2020. For the three months ended March 31, 2021, our return on average assets was 1.36%, as compared to 0.37% for the three months ended March 31, 2020. For the three months ended March 31, 2021, our return on average stockholders’ equity was 10.03% as compared to 2.60% for the three months ended March 31, 2020. The most significant impact on our results of operations for the three months ended March 31, 2021, as compared to the prior year period was the decrease in our provision for loan losses, which decreased by $10.6 million for the three months ended March 31, 2021, to a negative provision of $2.4 million, compared to a provision of $8.2 million for the three months ended March 31, 2020. The higher provision for loan losses in the first quarter of 2020 was primarily due to increases in the qualitative factors used in determining the adequacy of the allowance for loan losses related to unemployment, loan risk rating changes and increased risks related to loans on forbearance, resulting from economic uncertainty attributable to the beginning of the COVID-19 pandemic, under the incurred loss methodology. For the three months ended March 31, 2021, the Company recorded a negative provision of $2.4 million, driven primarily by an improvement in economic forecasts for the current quarter. Earnings for the quarter ended March 31, 2021, also reflect approximately $1.9 million of accretable income related to the payoffs of PCD loans during the quarter and $1.3 million in fees related to loans originated under the PPP.

Total assets increased by $62.4 million, or 1.1%, to $5.58 billion at March 31, 2021, from $5.51 billion at December 31, 2020, primarily due to increases in cash and cash equivalents of $40.0 million or 45.7% and total loans of $89.9 million, or 2.3%. Partially offsetting these increases was a decrease in available-for-sale debt securities of $57.6 million, or 4.6%, a decrease in other assets of $3.3 million, or 12.9%, and an increase in the allowance for credit losses of $5.6 million, or 14.9%.

The Company adopted the CECL accounting standard effective January 1, 2021, and recorded an increase in the allowance for credit losses of $11.1 million, comprised of $10.4 million and $737,000, respectively, for loans and unfunded commitments, including $6.8 million related to PCD loans. For PCD loans, the allowance for credit losses recorded is recognized through a gross-up that increases the amortized cost basis of loans with a corresponding increase to the allowance for credit losses, and, therefore results in no impact to stockholders' equity. The remaining increase to the allowance for credit losses of $4.3 million was offset in stockholders' equity and deferred tax assets.
Comparison of Financial Condition at March 31, 2021, and December 31, 2020

Total assets increased $62.4 million, or 1.1%, to $5.58 billion at March 31, 2021, from $5.51 billion at December 31, 2020, primarily due to increases in cash and cash equivalents of $40.0 million or 45.7% and total loans of $89.9 million, or 2.3%. Partially offsetting these increases was a decrease in available-for-sale debt securities of $57.6 million, or 4.6%, a decrease in other assets of $3.3 million, or 12.9%, and an increase in the allowance for credit losses of $5.6 million, or 14.9%.

Cash and cash equivalents increased by $40.0 million, or 45.7%, to $127.6 million at March 31, 2021, from $87.5 million at December 31, 2020 as a result of normal fluctuations. Balances fluctuate based on the timing of receipt of security and loan repayments and the redeployment of cash into higher-yielding assets such as loans and securities, or the funding of deposit outflows or borrowing maturities.

The Company’s available-for-sale debt securities portfolio decreased by $57.6 million, or 4.6%, to $1.21 billion at March 31, 2021, from $1.26 billion at December 31, 2020. The decrease was primarily attributable to paydowns, maturities, calls, and sales. At March 31, 2021, $1.08 billion of the portfolio consisted of residential mortgage-backed securities issued or guaranteed by Fannie Mae, Freddie Mac, or Ginnie Mae. In addition, the Company held $124.4 million in corporate bonds, all of which were considered investment grade at March 31, 2021, $2.7 million in U.S. Government agency securities, $103,000 in municipal bonds, and $747,000 in other debt securities. The effective duration of the securities portfolio at March 31, 2021 was 1.17 years.

As of March 31, 2021, our non-owner occupied commercial real estate concentration (as defined by regulatory guidance issued in 2006) to total risk-based capital was approximately 488.0%. Management believes that Northfield Bank (the "Bank") has implemented appropriate risk management practices including risk assessments, board-approved underwriting policies and related procedures which include monitoring Bank portfolio performance, performing market analysis (economic and real estate), and stressing of the Bank’s commercial real estate portfolio under severe, adverse economic conditions. Although management believes the Bank has implemented appropriate policies and procedures to manage our commercial real estate concentration risk, the Bank’s regulators could require us to implement additional policies and procedures or could require us to maintain higher levels of regulatory capital, which might adversely affect our loan originations, ability to pay dividends, and profitability.

Loans held-for-investment, net, increased $109.8 million to $3.93 billion at March 31, 2021, from $3.82 billion at December 31, 2020, primarily due to increases in multifamily real estate loans of $58.4 million, or 2.3%, to $2.57 billion at March 31, 2021, from $2.51 billion at December 31, 2020, commercial and industrial loans of $45.0 million, or 23.1%, to $239.3 million at March 31, 2021, from $194.4 million at December 31, 2020, and commercial real estate loans of $16.6 million, or 2.3% to $733.6 million at March 31, 2021, from $717.0 million at December 31, 2020.

The following tables detail our multifamily real estate originations for the three months ended March 31, 2021 and 2020 (in thousands):

For the Three Months Ended March 31, 2021
Multifamily Originations	Weighted Average Interest Rate	Weighted Average LTV Ratio	Weighted Average Months to Next Rate Change or Maturity for Fixed Rate Loans	(F)ixed or (V)ariable	Amortization Term
$161,087	3.11%	57%	75	V	10 to 30 Years

For the Three Months Ended March 31, 2020
Multifamily Originations	Weighted Average Interest Rate	Weighted Average LTV Ratio	Weighted Average Months to Next Rate Change or Maturity for Fixed Rate Loans	(F)ixed or (V)ariable	Amortization Term
$181,511	3.67%	60%	94	V	30 Years
1,500	4.40%	47%	180	F	15 Years
$183,011	3.68%	60%

There were no loans held-for-sale at March 31, 2021 compared to $19.9 million at December 31, 2020. At December 31, 2020, loans held-for-sale were comprised of commercial real estate and multifamily loans, primarily accommodation loans that were modified in the form of interest and/or principal payment deferrals due to COVID-19 related hardships, and had not returned to contractual payments after 180 days of relief. The sale of these loans was completed in March 2021.
PCD loans totaled $18.0 million at March 31, 2021, and $18.5 million at December 31, 2020. Upon adoption of the CECL accounting standard on January 1, 2021, the allowance for credit losses related to PCD loans was recorded through a gross-up that increased the amortized cost-basis of PCD loans by $6.8 million with a corresponding increase to the allowance for credit losses. The decrease in the PCD loan balance at March 31, 2021, is due to 10 PCD loan sold during the quarter. The majority of the remaining PCD loan balance consists of loans acquired as part of a Federal Deposit Insurance Corporation-assisted transaction. The Company accreted interest income of $2.4 million attributable to PCD loans for the three months ended March 31, 2021, as compared to $803,000 for the three months ended March 31, 2020. The increase in income accreted for the quarter was related to the payoffs of PCD loans. PCD loans had an allowance for credit losses of approximately $5.3 million at March 31, 2021.

Bank-owned life insurance increased $847,000, or 0.5%, to $162.8 million at March 31, 2021, as compared to $161.9 million at December 31, 2020. The increase resulted from income earned on bank-owned life insurance for the three months ended March 31, 2021.

Other assets decreased $3.3 million, or 12.9% to $22.1 million at March 31, 2021, from $25.4 million at December 31, 2020. The decrease was primarily attributable to a decrease in net deferred tax assets associated with a decrease in net unrealized gains on our debt securities available-for-sale portfolio.

Total liabilities increased $61.8 million, or 1.3%, to $4.82 billion at March 31, 2021, from $4.76 billion at December 31, 2020. The increase was primarily attributable to an increase in deposits of $59.2 million and an increase in advance payments by borrowers for taxes and insurance of $4.4 million, partially offset by a decrease in accrued expenses and other liabilities of $1.4 million.

Deposits increased $59.2 million, or 1.5%, to $4.14 billion at March 31, 2021, as compared to $4.08 billion at December 31, 2020. The increase was attributable to increases of $88.8 million in transaction accounts, $9.7 million in savings accounts, and $108.6 million in certificates of deposit, partially offset by a decrease of $147.8 million in money market accounts.

Borrowings and securities sold under agreements to repurchase increased to $592.2 million at March 31, 2021, from $591.8 million at December 31, 2020. Management utilizes borrowings to mitigate interest rate risk, for short-term liquidity, and to a lesser extent as part of leverage strategies.

The following is a table of term borrowing maturities (excluding overnight borrowings and floating rate advances) and the weighted average rate by year at March 31, 2021 (in thousands):

Year	Amount	Weighted Average Rate
2021	$170,000	1.98%
2022	120,000	2.29%
2023	87,500	2.89%
2024	50,000	2.47%
2025	112,500	1.48%
Thereafter	45,000	1.45%
	$585,000	2.08%

Total stockholders’ equity increased by $584,000 to $754.6 million at March 31, 2021, from $754.0 million at December 31, 2020. The increase was attributable to net income of $18.7 million for the three months ended March 31, 2021, and a $1.5 million increase in equity award activity, partially offset by an $893,000 decrease in accumulated other comprehensive income associated with unrealized gains on our debt securities available-for-sale portfolio, $5.5 million in dividend payments, and $10.1 million in stock repurchases. The Company repurchased 742,323 shares of its common stock outstanding at an average price of $13.64 for a total of $10.1 million during the first quarter of 2021, pursuant to the approved stock repurchase plans. In connection with the adoption of CECL, effective January 1, 2021, the Company recognized a cumulative effect adjustment that reduced stockholders’ equity by $3.1 million, net of tax, to establish initial allowances against credit losses on loans and off-balance sheet credit exposures.

Comparison of Operating Results for the Three Months Ended March 31, 2021 and 2020

Net income was $18.7 million and $4.6 million for the three months ended March 31, 2021 and March 31, 2020, respectively. Significant variances from the comparable prior year period are as follows: a $10.2 million increase in net interest income, a $10.6 million decrease in the provision for loan losses, a $2.5 million increase in non-interest income, a $3.9 million increase in non-interest expense, and a $5.3 million increase in income tax expense.

Interest Income. Interest income increased $2.3 million, or 5.5%, to $45.1 million for the three months ended March 31, 2021, from $42.7 million for the three months ended March 31, 2020, due to an increase in the average balance of interest-earning assets of $569.6 million, or 12.2%. The increase was due primarily to increases in average loans outstanding of $402.5 million and average mortgage-backed securities of $161.3 million and average interest earning deposits in financial institutions of $63.0 million. Partially offsetting the increase in the average balance of interest-earning assets was a 19 basis point decrease in the yields earned on interest-earning assets to 3.48% for the three months ended March 31, 2021, from 3.67% for the comparative prior year period. The decrease in earning asset yields was due to decreases in market interest rates coupled with PPP loan originations, which have lower yields than other loans. The Company accreted interest income related to its PCD loans of $2.4 million and $803,000 for the three months ended March 31, 2021, and March 31, 2020, respectively. Interest income for the three months ended March 31, 2021, included loan prepayment income of $860,000 as compared to $627,000 for the three months ended March 31, 2020.

Interest Expense. Interest expense decreased $7.9 million, or 61.8%, to $4.9 million for the three months ended March 31, 2021, as compared to $12.8 million for the three months ended March 31, 2020. The decrease was due to a decrease in interest expense on deposits of $7.4 million, or 79.8%, as well as a decrease in interest expense on borrowings of $499,000, or 14.2%. The decrease in interest expense on deposits was attributable to a 98 basis point decrease in the cost of interest-bearing deposits to 0.22% for the three months ended March 31, 2021, partially offset by a $264.0 million, or 8.5% increase in the average balance of interest-bearing deposit accounts, due to organic deposit growth. The decrease in the cost of interest-bearing deposits was primarily due to the lower interest rate environment and a shift in the composition of the deposit portfolio towards more core deposits. The decrease in interest expense on borrowings was attributable to an $87.5 million, or 12.9%, decrease in average borrowings outstanding.
Net Interest Income.  Net interest income for the three months ended March 31, 2021, increased $10.2 million, or 34.2%, to $40.2 million, from $29.9 million for the three months ended March 31, 2020, primarily due to a $569.6 million, or 12.2%, increase in our average interest-earning assets and a 53 basis point increase in our net interest margin to 3.10% from 2.57% for the three months ended March 31, 2020. The increase in our average interest-earning assets was due to increases in average loans outstanding of $402.5 million, average mortgage-backed securities of $161.3 million, and average interest-earning deposits in financial institutions of $63.0 million, partially offset by decreases in average other securities of $54.6 million and average FHLBNY stock of $2.6 million. The increase in net interest margin was primarily due to the decrease in the cost of interest-bearing liabilities outpacing the decrease in yields on interest-earning assets. Yields on interest earning assets decreased 19 basis points to 3.48% for the three months ended March 31, 2021, from 3.67% for the three months ended March 31, 2020. The cost of interest bearing liabilities decreased by 86 basis points to 0.50% for the three months ended March 31, 2021, from 1.36% for the three months ended March 31, 2020, driven by lower cost of deposits and borrowed funds.

Provision for Loan Losses. The provision for loan losses decreased by $10.6 million to a negative provision of $2.4 million for the three months ended March 31, 2021, compared to $8.2 million for the three months ended March 31, 2020. The higher provision for loan losses in the first quarter of 2020 was primarily due to increases in the qualitative factors used in determining the adequacy of the allowance for loan losses related to unemployment, loan risk rating changes and increased risks related to loans on forbearance, resulting from economic uncertainty attributable to the beginning of the COVID-19 pandemic, under the incurred loss methodology. As discussed above, effective January 1, 2021, the Company adopted the CECL accounting standard. CECL requires the measurement of all expected credit losses over the life of financial instruments held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. In connection with the adoption of CECL, the Company recognized a cumulative effect adjustment that reduced stockholders’ equity by $3.1 million, net of tax. At adoption, the Company increased its allowance for credit losses by $11.1 million, comprised of $10.4 million and $737,000, respectively, for loans and unfunded commitments, including $6.8 million related to PCD loans. For PCD loans, the allowance for credit losses recorded is recognized through a gross-up that increases the amortized cost basis of loans with a corresponding increase to the allowance for credit losses, and therefore results in no impact to shareholders' equity. For the for three months ended March 31, 2021, the Company recorded a negative provision of $2.4 million, driven primarily by an improvement in economic forecasts for the current quarter. Net charge-offs were $2.4 million for the three months ended March 31, 2021, primarily related to PCD loans, as compared to $90,000 for the three months ended March 31, 2020.

Non-interest Income. Non-interest income increased $2.5 million to $2.6 million for the three months ended March 31, 2021, from $108,000 for the three months ended March 31, 2020, primarily due to an increase of $2.4 million in gains on trading securities, net. For the three months ended March 31, 2021, gains on trading securities were $364,000 as compared to losses of $2.0 million for the three months ended March 31, 2020. The trading portfolio is utilized to fund the Company’s deferred compensation obligation to certain employees and directors under the Company's deferred compensation plan (the “Plan”). The participants of this Plan, at their election, defer a portion of their compensation. Gains and losses on trading securities have no effect on net income since participants benefit from, and bear the full risk of, changes in the trading securities market values. Therefore, the Company records an equal and offsetting amount in compensation expense, reflecting the change in the Company’s obligations under the Plan.

Non-interest Expense. Non-interest expense increased $3.9 million, or 24.7%, to $19.6 million for the three months ended March 31, 2021, compared to $15.7 million for the three months ended March 31, 2020. This is due primarily to a $3.2 million increase in employee compensation and benefits, $2.4 million of which is attributable to the increase in the Company's deferred compensation plan expense which as discussed above has no effect on net income, as well as increases in salary and medical benefit expenses associated with increased personnel from our acquisition of VSB Bancorp, Inc. (“Victory”) on July 1, 2020. Additionally, occupancy expense increased by $641,000, primarily attributable to higher snow removal costs.

Income Tax Expense. The Company recorded income tax expense of $6.9 million for the three months ended March 31, 2021, compared to $1.6 million for the three months ended March 31, 2020. The effective tax rate for the three months ended March 31, 2021, was 27.1% compared to 26.3% for the three months ended March 31, 2020. The higher effective tax rate is primarily due to higher taxable income.

On April 19, 2021, the Governor of New York signed into law an increase in the tax rate from 6.5% to 7.25%. This would have increased our tax expense by approximately $45,000 if enacted in the first quarter of 2021.

The following table sets forth average balances, average yields and costs, and certain other information for the periods indicated.

	For the Three Months Ended
	March 31, 2021			March 31, 2020
	Average Outstanding Balance	Interest	Average Yield/ Rate (1)	Average Outstanding Balance	Interest	Average Yield/ Rate (1)
Interest-earning assets:
Loans (2)	$3,873,884	$41,277	4.32%	$3,471,367	$35,337	4.09%
Mortgage-backed securities (3)	1,116,281	2,959	1.08	955,024	5,622	2.37
Other securities (3)	101,523	424	1.69	156,074	1,024	2.64
Federal Home Loan Bank of New York stock	28,641	370	5.24	31,263	577	7.42
Interest-earning deposits in financial institutions	133,207	37	0.11	70,225	172	0.99
Total interest-earning assets	5,253,536	45,067	3.48	4,683,953	42,732	3.67
Non-interest-earning assets	310,681			289,925
Total assets	$5,564,217			$4,973,878

Interest-bearing liabilities:
Savings, NOW, and money market accounts	$2,768,816	$932	0.14%	$2,002,066	$4,073	0.82%
Certificates of deposit	611,267	938	0.62	1,114,043	5,206	1.88
Total interest-bearing deposits	3,380,083	1,870	0.22	3,116,109	9,279	1.20
Borrowed funds	591,993	3,021	2.07	679,476	3,520	2.08
Total interest-bearing liabilities	$3,972,076	4,891	0.50	$3,795,585	12,799	1.36
Non-interest bearing deposits	739,064			382,044
Accrued expenses and other liabilities	98,261			93,129
Total liabilities	4,809,401			4,270,758
Stockholders' equity	754,816			703,120
Total liabilities and stockholders' equity	$5,564,217			$4,973,878

Net interest income		$40,176			$29,933
Net interest rate spread (4)			2.98%			2.31%
Net interest-earning assets (5)	$1,281,460			$888,368
Net interest margin (6)			3.10%			2.57%
Average interest-earning assets to interest-bearing liabilities			132.26%			123.41%

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

Asset Quality

PCD Loans (Held-for-Investment)

Under the new CECL standard, the Company will continue to account for PCD loans at estimated fair value using discounted expected future cash flows deemed to be collectible on the date acquired. Based on its detailed review of PCD loans and experience in loan workouts, management believes it has a reasonable expectation about the amount and timing of future cash flows and accordingly has classified PCD loans ($18.0 million at March 31, 2021 and $18.5 million at December 31, 2020) as accruing, even though they may be contractually past due. At March 31, 2021, 2.9% of PCD loans were past due 30 to 89 days, and 19.7% were past due 90 days or more, as compared to 9.6% and 35.2%, respectively, at December 31, 2020.

Loans

The following table details total non-accruing loans, non-performing loans, non-performing assets and troubled debt restructurings ("TDRs") (including held-for-sale, but excluding PCD) on which interest is accruing, and accruing loans 30 to 89 days delinquent at March 31, 2021, and December 31, 2020 ( in thousands):

	March 31, 2021	December 31, 2020
Non-accrual loans:
Held-for-investment
Real estate loans:
Commercial	$4,961	$6,229
One-to-four family residential	805	906
Construction and land	1,150	—
Multifamily	1,145	1,153
Home equity and lines of credit	187	191
Commercial and industrial	198	37
Total non-accrual loans held-for-investment	8,446	8,516
Loans delinquent 90 days or more and still accruing:
Held-for-investment
Real estate loans:
Commercial	219	500
One-to-four family residential	172	174
Multifamily	516	—
Commercial and industrial	738	436
Other	3	3
Total loans delinquent 90 days or more and still accruing held-for-investment	1,648	1,113
Non-performing loans held-for-sale
Real estate loans:
Commercial	—	18,250
Multifamily	—	1,612
Commercial and industrial	—	33
Total non-performing loans held-for-sale	—	19,895
Total non-performing loans	10,094	29,524
Other real estate owned	100	—
Total non-performing assets	$10,194	$29,524
Non-performing loans to total loans	0.26%	0.77%
Non-performing assets to total assets	0.18%	0.54%
Loans subject to restructuring agreements and still accruing	$7,326	$7,697
Accruing loans 30 to 89 days delinquent	$14,148	$13,982

Other Real Estate Owned

Other real estate owned is comprised of one property acquired during the three months ended March 31, 2021, as a result of foreclosure. The property is located in New Jersey and had a carrying value of approximately $100,000 and is included in other assets on the consolidated balance sheet as of March 31, 2021.

Accruing Loans 30 to 89 Days Delinquent

Loans 30 to 89 days delinquent and on accrual status totaled $14.1 million and $14.0 million at March 31, 2021 and December 31, 2020, respectively. The following table sets forth delinquencies for accruing loans by type and by amount at March 31, 2021 and December 31, 2020 (in thousands):

	March 31, 2021	December 31, 2020
Held-for-investment
Real estate loans:
Commercial	$4,457	$8,792
One-to-four family residential	4,023	1,152
Multifamily	2,419	1,893
Construction and land	390	994
Home equity and lines of credit	372	380
Commercial and industrial loans	2,480	760
Other loans	7	11
Total delinquent accruing loans	$14,148	$13,982
Loans Subject to TDR Agreements

Included in non-accruing loans are loans subject to TDR agreements totaling $3.7 million at both March 31, 2021 and December 31, 2020. There were no loans modified as TDRs during the three months ended March 31, 2021. At March 31, 2021, one of the non-accruing TDRs with a net loan balance of $382,000 was not performing in accordance with its restructured terms and was collateralized by real estate with an estimated fair value of $620,000. At December 31, 2020, two of the non-accruing TDRs totaling $462,500 were not performing in accordance with their restructured terms and were collateralized by real estate with an aggregate estimated fair value of $620,000.

The Company also holds loans subject to TDR agreements that are on accrual status totaling $7.3 million and $7.7 million at March 31, 2021 and December 31, 2020, respectively. At March 31, 2021, $6.1 million, or 83.5%, of the $7.3 million of accruing loans subject to TDR agreements were performing in accordance with their restructured terms. At December 31, 2020, $6.5 million, or 84.1%, of the $7.7 million of accruing loans subject to TDR agreements were performing in accordance with their restructured terms. Generally, the types of concessions that we make to troubled borrowers include both temporary and permanent reductions to interest rates, extensions of payment terms, and, to a lesser extent, forgiveness of principal and interest.

The following table details the amounts and categories of the loans subject to restructuring agreements by loan type as of March 31, 2021 and December 31, 2020 (in thousands):

	March 31, 2021		December 31, 2020
	Non-Accruing	Accruing	Non-Accruing	Accruing
Real estate loans:
Commercial	$3,274	$5,414	$3,292	$5,518
One-to-four family residential	406	1,229	413	1,490
Multifamily	—	623	—	626
Home equity and lines of credit	—	45	—	47
Commercial and industrial loans	—	15	—	16
	$3,680	$7,326	$3,705	$7,697

Performing in accordance with restructured terms	87.6%	83.5%	87.5%	84.1%

Management continues to evaluate the Company's exposure to increased loan losses related to the COVID-19 pandemic, in particular the commercial real estate and multifamily loan portfolios. During the second quarter of 2020, the Company implemented a customer relief program to assist borrowers that may be experiencing financial hardship due to COVID-19 related challenges. The relief program grants principal and/or interest payment deferrals typically for a period of 90 days, which management may choose to extend for additional 90 days periods. At the peak of forbearance in June 2020, the Company had 286 loans approved for payment deferral representing $360.2 million, or approximately 10% of the Company's loan portfolio. As of March 31, 2021, the Company had approximately $28.8 million, or 24 outstanding loans, (excluding PCD loans) remaining in deferral, representing approximately 0.7% of the Company’s outstanding loan portfolio (excluding PCD loans) as of that date. Loans currently in deferment status (“COVID-19 Modified Loans”) will continue to accrue interest during the deferment period unless otherwise classified as nonperforming. COVID-19 Modified Loans are required to make escrow payments for real estate taxes and insurance, if applicable. The COVID-19 Modified Loan agreements also require loans to be brought back to their fully contractual terms within 12 to 18 months and include covenants that prohibit distributions, bonuses, or payments of management fees to related entities until all deferred payments are made. Consistent with industry regulatory guidance, borrowers that were otherwise current on loan payments that were granted COVID-19 related financial hardship payment deferrals will continue to be reported as current loans throughout the agreed upon deferral period. Borrowers, which were delinquent in their payments to the Bank, prior to requesting a COVID-19 related financial hardship payment deferral are reviewed on a case by case basis for TDR classification and non-performing loan status.

The following table sets forth the property types collateralizing our originated and acquired (excluding PCD) loans and loans in forbearance as of March 31, 2021 (dollars in thousands):

	Loan Portfolio by Property Type as of March 31, 2021					Loans in Forbearance for COVID Relief as of March 31, 2021
	Number of Loans	Amount	Average Loan Size	Weighted Average LTV Ratio	% of Total Loans	Number of Loans	Amount	Average Loan Size	Weighted Average LTV Ratio	% of Portfolio by Property Type
Commercial Real Estate and Multifamily
Multifamily(1)	1,122	$2,571,409	$2,292	53%	65.8%	7	$17,988	$2,570	46%	0.70%
Mixed use (majority of space is non-residential)	227	151,604	668	46%	3.9%	4	7,550	1,888	46%	4.98%
Retail	88	147,484	1,676	47%	3.8%	1	607	607	55%	0.41%
Office buildings	111	107,263	966	46%	2.7%	—	—	—	—%	—%
Accommodations	9	52,277	5,809	37%	1.3%	1	155	155	16%	0.30%
Nursing Home	5	27,608	5,522	58%	0.7%	—	—	—	—%	—%
Medical Office Buildings	24	26,765	1,115	64%	0.7%	—	—	—	—%	—%
Industrial and Manufacturing (Office and Plant)	23	18,608	809	44%	0.5%	—	—	—	—%	—%
Warehousing	30	23,907	797	46%	0.6%	—	—	—	—%	—%
Restaurant	22	13,045	593	51%	0.3%	—	—	—	—%	—%
Religious	16	10,716	670	39%	0.3%	—	—	—	—%	—%
Bank Branch	7	5,516	788	44%	0.1%	—	—	—	—%	—%
Schools/Child Daycare	6	5,604	934	36%	0.1%	—	—	—	—%	—%
Automobile	18	6,482	360	52%	0.2%	—	—	—	—%	—%
Funeral Home	2	1,771	885	63%	—%	—	—	—	—%	—%
Leisure	4	4,011	1,003	47%	0.1%	1	79	79	7%	1.97%
Car Wash	1	509	509	19%	—%	—	—	—	—%	—%
Other	138	130,942	949	59%	3.3%	—	—	—	—%	—%
Total commercial real estate and multifamily	1,853	3,305,521	1,784	52%	84.4%	14	26,379	1,884	46%	0.80%
One-to-four family residential	648	202,948	313	35%	5.2%	5	2,300	460	39%	1.13%
Home equity and lines of credit	1,741	93,119	53	47%	2.4%	1	32	32	67%	0.03%
Construction and land	43	77,205	1,795	38%	2.0%	—	—	—	—%	—%
Commercial and industrial loans	2,544	234,518	92	NM	6.0%	4	129	32	NM	0.06%
Other	125	1,659	13	NM	—%	—	—	—	—%	—%
Total loans (excluding PCD)	6,954	$3,914,970	563		100.0%	24	$28,840	1,202		0.74%

(1) Property type is apartment units equal or greater than five units.

Of the loans currently in deferral as of March 31, 2021, seven loans totaling $11.8 million are in their first deferral period and 17 loans totaling $17.0 million are repeat deferrals. As of May 7, 2021, four loans in the table above totaling $4.3 million returned to contractual payments. A further seven loans totaling $5.3 million were granted additional relief, the majority being repeat deferrals.

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
The Bank's primary sources of funds are deposits, principal and interest payments on loans and securities, borrowed funds, the proceeds from maturing securities and short-term investments, and to a lesser extent, proceeds from the sales of loans and securities and wholesale borrowings. The scheduled amortization of loans and securities, as well as proceeds from borrowed funds, are predictable sources of funds. Other funding sources, however, such as deposit inflows and loan prepayments are greatly influenced by market interest rates, economic conditions, and competition. The Bank is a member of the FHLBNY, which provides an additional source of short-term and long-term funding. The Bank also has short-term borrowing capabilities with the Federal Reserve Bank of New York. The Bank’s borrowed funds, excluding lease obligations, floating rate advances and overnight line of credit, were $585.0 million at March 31, 2021, and had a weighted average interest rate of 2.08%. A total of $195.0 million of these borrowings will mature in less than one year. Borrowed funds, excluding floating rate advances and overnight line of credit, were $585.0 million at December 31, 2020. The Bank has the ability to obtain additional funding from the FHLB of approximately $1.92 billion utilizing unencumbered securities of $583.3 million, loans of $1.34 billion, and encumbered securities of $279,000 at March 31, 2021. Additionally, the Bank has remaining borrowing capacity utilizing encumbered securities through the FRB Discount Window of $23.0 million. The Bank expects to have sufficient funds available to meet current commitments in the normal course of business.

Northfield Bancorp, Inc. (standalone) is a separate legal entity from the Bank and must provide for its own liquidity to pay dividends, repurchase its stock, and for other corporate purposes. Northfield Bancorp, Inc.'s primary source of liquidity is dividend payments from the Bank. At March 31, 2021, Northfield Bancorp, Inc. (standalone) had liquid assets of $75.6 million.

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

As a result of the Economic Growth, Regulatory Relief, and Consumer Protection Act, the federal banking agencies developed a “Community Bank Leverage Ratio” (“CBLR”) (the ratio of a bank’s tangible equity capital to average total consolidated assets) for financial institutions with assets of less than $10 billion. A qualifying community bank that exceeds this ratio will be deemed to be in compliance with all other capital and leverage requirements, including the capital requirements to be considered “well capitalized” under Prompt Corrective Action statutes. The federal banking agencies approved 9% as the minimum capital for the CBLR. Effective March 31, 2020, a financial institution can elect to be subject to this new definition. Northfield Bank and Northfield Bancorp have elected to opt into the CBLR framework, beginning with the Call Reports filed for the first quarter of 2020. The CBLR replaced the risk-based and leverage capital requirements in the generally applicable capital rules. On April 6, 2020, the federal banking regulators, implementing the applicable provisions of the CARES Act, modified the CBLR framework so that the minimum CBLR will be 8% beginning in the second quarter and for the remainder of calendar year 2020, 8.5% for calendar year 2021, and 9% thereafter.

At March 31, 2021, and December 31, 2020, as set forth in the following table, both Northfield Bank and Northfield Bancorp, Inc. exceeded all of the regulatory capital requirements to which they were subject at such dates.

	Northfield Bank	Northfield Bancorp, Inc.	For Capital Adequacy Purposes	For Well Capitalized Under Prompt Corrective Action Provisions
As of March 31, 2021:
CBLR	10.92%	12.69%	8.00%	8.00%
As of December 31, 2020:
CBLR	11.96%	12.73%	8.00%	8.00%
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
The following table shows the contractual obligations of the Company by expected payment period as of March 31, 2021 (in thousands):

Contractual Obligations	Total	Less than One Year	One to less than Three Years	Three to less than Five Years	More than Five Years
Borrowings	$585,000	$195,000	$182,500	$162,500	$45,000
Operating lease liabilities	53,696	6,118	10,937	9,488	27,153
Commitments to originate loans	112,596	112,596	—	—	—
Commitments to fund unused lines of credit	213,408	213,408	—	—	—

Commitments to fund unused lines of credit are agreements to lend additional funds to customers as long as there have been no violations of any of the conditions established in the agreements (original or restructured). Commitments to originate loans generally have a fixed expiration or other termination clauses, which may require payment of a fee. Since some of these loan commitments are expected to expire without being drawn upon, total commitments do not necessarily represent future cash requirements. At March 31, 2021, the reserve for commitments to fund unused lines of credit recorded in accrued expenses and other liabilities was $1.7 million.

For further information regarding our off-balance sheet arrangements and contractual obligations, see "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

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

See Note 15 of the Notes to the Unaudited Consolidated Financial Statements for information about recent accounting pronouncements adopted.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Management of Market Risk
General.  A majority of our assets and liabilities are monetary in nature. Consequently, our most significant form of market risk is interest rate risk. Our assets, consisting primarily of mortgage-related securities and loans, generally have longer maturities than our liabilities, which consist primarily of deposits and wholesale borrowings. As a result, a principal part of our business strategy involves managing interest rate risk and limiting the exposure of our net interest income to changes in market interest rates. Accordingly, our Board of Directors has established a Management Asset-Liability Committee, comprised of our Senior Vice President ("SVP") & Chief Investment Officer and Treasurer, who chairs this Committee, our President and Chief Executive Officer, our Executive Vice President ("EVP") & Chief Risk Officer, EVP & Chief Financial Officer, EVP & Chief Lending Officer, EVP of Business Development, Branch Administration and Deposit Operations, and SVP & Director of Marketing, and other officers and staff as necessary or appropriate. This committee is responsible for, among other things, evaluating the interest rate risk inherent in our assets and liabilities, for recommending to the risk management committee of our Board of Directors the level of risk that is appropriate given our business strategy, operating environment, capital, liquidity and performance objectives, and for managing this risk consistent with the guidelines approved by the Board of Directors.

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

Net Portfolio Value Analysis. We compute amounts by which the net present value of our assets and liabilities (net portfolio value or "NPV") would change in the event market interest rates changed over an assumed range of rates. Our simulation model uses a discounted cash flow analysis to measure the interest rate sensitivity of our NPV. Depending on current market interest rates, we estimate the economic value of these assets and liabilities under the assumption that interest rates experience an instantaneous and sustained increase of 100, 200, 300, or 400 basis points, or a decrease of 100 and 200 basis points, which is based on the current interest rate environment. A basis point equals one-hundredth of one percent, and 100 basis points equals one percent. An increase in interest rates from 3% to 4% would mean, for example, a 100 basis point increase in the “Change in Interest Rates” column below.

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

The following tables set forth, as of March 31, 2021, and December 31, 2020, our calculation of the estimated changes in our NPV, NPV ratio, and percent change in net interest income that would result from the designated instantaneous and sustained changes in interest rates (dollars in thousands). Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments and deposit repricing characteristics, including decay rates, and correlations to movements in interest rates, and should not be relied on as indicative of actual results.

	NPV at March 31, 2021
Change in Interest Rates (basis points)	Estimated Present Value of Assets	Estimated Present Value of Liabilities	Estimated NPV	Estimated Change In NPV	Estimated Change in NPV %	Estimated NPV/Present Value of Assets Ratio	Next 12 Months Net Interest Income Percent Change	Months 13-24 Net Interest Income Percent Change
+400	$5,148,918	$4,251,279	$897,639	$(49,759)	(5.25)%	17.43%	(0.93)%	16.60%
+300	5,253,941	4,345,509	908,432	(38,966)	(4.11)	17.29	(0.58)	12.71
+200	5,365,532	4,444,021	921,511	(25,887)	(2.73)	17.17	(0.24)	8.93
+100	5,480,265	4,547,489	932,776	(14,622)	(1.54)	17.02	(0.12)	4.72
—	5,603,927	4,656,529	947,398	—	—	16.91	—	—
(100)	5,759,191	4,778,338	980,853	33,455	3.53	17.03	(2.24)	(5.88)
(200)	5,885,046	4,850,146	1,034,900	87,502	9.24	17.59	(3.77)	(8.52)

	NPV at December 31, 2020
Change in Interest Rates (basis points)	Estimated Present Value of Assets	Estimated Present Value of Liabilities	Estimated NPV	Estimated Change In NPV	Estimated Change in NPV %	Estimated NPV/Present Value of Assets Ratio	Next 12 Months Net Interest Income Percent Change	Months 13-24 Net Interest Income Percent Change
+400	$5,085,541	$4,262,399	$823,142	$(29,103)	(3.41)%	16.19%	1.52%	20.02%
+300	5,183,396	4,358,918	824,478	(27,767)	(3.26)	15.91	1.35	15.41
+200	5,289,795	4,459,805	829,990	(22,255)	(2.61)	15.69	1.19	10.99
+100	5,401,377	4,565,784	835,593	(16,652)	(1.95)	15.47	0.78	5.98
—	5,529,750	4,677,505	852,245	—	—	15.41	—	—
(100)	5,678,960	4,781,710	897,250	45,005	5.28	15.80	(2.41)	(5.73)
(200)	5,814,119	4,794,445	1,019,674	167,429	19.65	17.54	(3.70)	(7.89)
At March 31, 2021, in the event of a 200 basis point decrease in interest rates, we would experience a 9.24% increase in estimated net portfolio value and a 3.77% decrease in net interest income in year one and an 8.52% decrease in net interest income in year two. In the event of a 400 basis point increase in interest rates, we would experience a 5.25% decrease in estimated net portfolio value and a 0.93% decrease in net interest income in year one and a 16.60% increase in net interest income in year two. Our policies provide that, in the event of a 200 basis point decrease or less in interest rates, our net present value ratio should decrease by no more than 300 basis points and 10%, and in the event of a 400 basis point increase or less, our net present value should decrease by no more than 475 basis points and 35%. In the event of a 200 basis point decrease or less, our projected net interest income should decrease by no more than 10% in year one and 10% in year two, and in the event of a 400 basis point increase or less, our projected net interest income should decrease by no more than 30% in year one and 20% in year two. However, when the federal funds rate is low and negative rate shocks do not produce meaningful results, management may temporarily suspend use of guidelines for negative interest rate shocks. At March 31, 2021 and December 31, 2020, we were in compliance with all Board-approved policies with respect to interest rate risk management.
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

ITEM 4.    CONTROLS AND PROCEDURES
An evaluation was performed under the supervision and with the participation of the Company’s management, including the President and Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of March 31, 2021. Based on that evaluation, the Company’s management, including the President and Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

During the three months ended March 31, 2021, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

ITEM 1.     LEGAL PROCEEDINGS
The Company and subsidiaries are subject to various legal actions arising in the normal course of business.  In the opinion of management, the resolution of these legal actions is not expected to have a material adverse effect on the Company’s consolidated financial condition or results of operations.

ITEM 1A.  RISK FACTORS
During the quarter ended March 31, 2021, there have been no material changes to the risk factors as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, as filed with the Securities and Exchange Commission, or as previously disclosed in our other filings with the Securities and Exchange Commission.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a)Unregistered Sale of Equity Securities. There were no sales of unregistered securities during the period covered by this report.
(b)Use of Proceeds. Not applicable.
(c)Repurchases of Our Equity Securities.

On March 18, 2021, the Board of Directors of the Company approved a new stock repurchase program. The program permits $54.2 million of the Company's shares of common stock to be repurchased in open market or private transactions, through block trades, and pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities and Exchange Commission. The timing of the repurchases will depend on certain factors, including but not limited to, market conditions and prices, the Company’s liquidity and capital requirements, and alternative uses of capital. Any repurchased shares will be held as treasury stock and will be available for general corporate purposes. The repurchases may be suspended, terminated or modified at any time for any reason, including market conditions, the cost of repurchasing shares, the availability of alternative investment opportunities, liquidity, and other factors deemed appropriate.

The following table reports information regarding purchases of the Company’s common stock during the three months ended March 31, 2021.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Number of Shares that May Yet be Purchased Under the Plans or Programs
January 1, 2021 to January 31, 2021	389,710	$12.90	389,710	174,778
February 1, 2021 to February 28, 2021	174,778	13.12	174,778	—
March 1, 2021 to March 31, 2021	177,835	15.79	177,835	900,771
Total	742,323	13.64	742,323

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES
    None.

ITEM 4.     MINE SAFETY DISCLOSURES
    Not applicable.

ITEM 5.     OTHER INFORMATION
    None.

ITEM 6.      EXHIBITS
    The following exhibits required by Item 601 of Regulation S-K are included with this Quarterly Report on Form 10-Q.

Exhibit Number	Description
31.1	Certification of Steven M. Klein, President and Chief Executive Officer, Pursuant to Rule 13a-14(a) and Rule 15d-14(a)
31.2	Certification of William R. Jacobs, Chief Financial Officer, Pursuant to Rule 13a-14(a) and Rule 15d-14(a)
32	Certification of Steven M. Klein, President and Chief Executive Officer, and William R. Jacobs, Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL (Extensible Business Reporting Language) Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover page information from the Company's Quarterly Report on Form 10-Q filed May 10, 2021, formatted in Inline XBRL

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTHFIELD BANCORP, INC.
(Registrant)

Date: May 10, 2021

/s/ Steven M. Klein
Steven M. Klein
President and Chief Executive Officer

/s/ William R. Jacobs
William R. Jacobs
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)