Form 10-Q
period 2021-06-30
Northfield Bancorp, Inc.
filed 2021-08-09
CIK 1493225

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021
or
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
As of July 31, 2021, the registrant had 50,805,455 shares of Common Stock, par value $0.01 per share, issued and outstanding.

NORTHFIELD BANCORP, INC.
Form 10-Q Quarterly Report

PART I
ITEM 1.     FINANCIAL STATEMENTS

NORTHFIELD BANCORP, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited) (In thousands, except share amounts)

	June 30, 2021	December 31, 2020
ASSETS:
Cash and due from banks	$18,681	$16,115
Interest-bearing deposits in other financial institutions	174,503	71,429
Total cash and cash equivalents	193,184	87,544
Trading securities	12,743	12,291
Debt securities available-for-sale, at estimated fair value (and no allowance for credit losses at June 30, 2021)	1,097,423	1,264,805
Debt securities held-to-maturity, at amortized cost	6,417	7,234
(estimated fair value of $6,703 at June 30, 2021, and $7,574 at December 31, 2020, and no allowance for credit losses at June 30, 2021)
Equity securities	219	253
Loans held-for-sale	—	19,895
Loans held-for-investment, net	3,817,273	3,823,238
Less: allowance for loan losses	(39,493)	(37,607)
Net loans held-for-investment	3,777,780	3,785,631
Accrued interest receivable	14,521	14,690
Bank-owned life insurance	163,628	161,924
Federal Home Loan Bank (“FHLB”) of New York stock, at cost	24,508	28,641
Operating lease right-of-use assets	34,574	36,741
Premises and equipment, net	27,268	28,188
Goodwill	41,012	41,320
Other assets	33,633	25,387
Total assets	$5,426,910	$5,514,544
LIABILITIES AND STOCKHOLDERS’ EQUITY:
LIABILITIES:
Deposits	$4,108,269	$4,076,551
Securities sold under agreements to repurchase	50,000	75,000
FHLB advances and other borrowings	420,329	516,789
Operating lease liabilities	40,721	42,734
Advance payments by borrowers for taxes and insurance	24,203	19,677
Accrued expenses and other liabilities	30,178	29,812
Total liabilities	4,673,700	4,760,563
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value: 25,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value: 150,000,000 shares authorized, 64,770,875 shares issued at
June 30, 2021 and December 31, 2020, 50,843,651 and 52,209,897 outstanding at June 30, 2021, and December 31, 2020, respectively	648	648
Additional paid-in-capital	589,664	590,506
Unallocated common stock held by employee stock ownership plan	(18,040)	(18,529)
Retained earnings	361,638	338,093
Accumulated other comprehensive income	10,455	13,160
Treasury stock at cost: 13,927,224 and 12,560,978 shares at June 30, 2021 and December 31, 2020, respectively	(191,155)	(169,897)
Total stockholders’ equity	753,210	753,981
Total liabilities and stockholders’ equity	$5,426,910	$5,514,544

See accompanying notes to unaudited consolidated financial statements.

NORTHFIELD BANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited) (In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Interest income:
Loans	$39,699	$35,343	$80,976	$70,680
Mortgage-backed securities	2,682	4,304	5,641	9,926
Other securities	484	777	908	1,801
FHLB of New York dividends	336	456	706	1,033
Deposits in other financial institutions	35	31	72	203
Total interest income	43,236	40,911	88,303	83,643
Interest expense:
Deposits	1,671	7,473	3,541	16,752
Borrowings	2,878	3,208	5,899	6,728
Total interest expense	4,549	10,681	9,440	23,480
Net interest income	38,687	30,230	78,863	60,163
(Credit) provision for loan losses	(3,701)	1,921	(6,075)	10,104
Net interest income after provision for loan losses	42,388	28,309	84,938	50,059
Non-interest income:
Fees and service charges for customer services	1,327	666	2,524	1,786
Income on bank-owned life insurance	857	865	1,705	1,741
Gains on available-for-sale debt securities, net	509	73	606	60
Gains (losses) on trading securities, net	807	1,626	1,171	(366)
Gains on sales of loans	1,401	665	1,401	665
Other	15	343	145	460
Total non-interest income	4,916	4,238	7,552	4,346
Non-interest expense:
Compensation and employee benefits	10,806	10,444	21,338	17,733
Occupancy	3,500	3,018	7,201	6,078
Furniture and equipment	442	349	879	682
Data processing	1,798	1,612	3,430	3,072
Professional fees	832	1,045	1,738	2,154
Advertising	684	343	1,149	1,161
Federal Deposit Insurance Corporation insurance	346	216	721	216
Other	1,463	828	2,978	2,441
Total non-interest expense	19,871	17,855	39,434	33,537
Income before income tax expense	27,433	14,692	53,056	20,868
Income tax expense	7,639	3,899	14,585	5,524
Net income	$19,794	$10,793	$38,471	$15,344
Net income per common share:
Basic	$0.40	$0.23	$0.78	$0.33
Diluted	$0.40	$0.23	$0.78	$0.33

See accompanying notes to unaudited consolidated financial statements.

NORTHFIELD BANCORP, INC. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME - (Continued) (Unaudited) (In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income	$19,794	$10,793	$38,471	$15,344
Other comprehensive income:
Unrealized (losses) gains on debt securities available-for-sale:
Net unrealized holding (losses) gains	(2,006)	5,603	(3,150)	13,913
Less: reclassification adjustment for net gains included in net income	(509)	(73)	(606)	(60)
Net unrealized (losses) gains	(2,515)	5,530	(3,756)	13,853
Income tax benefit (expense) related to net unrealized holding (losses) gains on debt securities available-for-sale	560	(1,568)	881	(3,894)
Income tax expense (benefit) related to reclassification adjustment for (gains) losses included in net income	143	20	170	17
Other comprehensive (loss) income, net of tax	(1,812)	3,982	(2,705)	9,976
Comprehensive income	$17,982	$14,775	$35,766	$25,320

See accompanying notes to unaudited consolidated financial statements.

NORTHFIELD BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Three Months Ended June 30, 2021 and 2020
(Unaudited) (In thousands, except share data)

	Common Stock
	Shares Outstanding	Par Value	Additional Paid-in Capital	Unallocated Common Stock Held by the Employee Stock Ownership Plan	Retained Earnings	Accumulated Other Comprehensive Income (loss) Net of tax	Treasury Stock	Total Stockholders' Equity
Balance at March 31, 2020	49,291,928	$609	$547,712	$(19,492)	$321,981	$10,693	$(159,187)	$702,316
Net income					10,793			10,793
Other comprehensive income, net of tax						3,982		3,982
ESOP shares allocated or committed to be released			79	248				327
Stock compensation expense			433					433
Restricted stock forfeitures	(19,837)		271				(271)	—
Cash dividends declared and paid ($0.11 per common share)					(5,168)			(5,168)
Repurchase of treasury stock (average cost of $12.24 per share)	(8,714)						(107)	(107)
Balance at June 30, 2020	49,263,377	$609	$548,495	$(19,244)	$327,606	$14,675	$(159,565)	$712,576

Balance at March 31, 2021	51,668,197	$648	$589,188	$(18,286)	$348,236	$12,267	$(177,488)	$754,565
Net income					19,794			19,794
Other comprehensive loss, net of tax						(1,812)		(1,812)
ESOP shares allocated or committed to be released			245	246				491
Stock compensation expense			260					260
Restricted stock forfeitures	(1,555)		22				(22)	—
Exercise of stock options, net	77,780		(51)				1,058	1,007
Cash dividends declared and paid ($0.13 per common share)					(6,392)			(6,392)
Repurchase of treasury stock (average cost of $16.32 per share)	(900,771)						(14,703)	(14,703)
Balance at June 30, 2021	50,843,651	$648	$589,664	$(18,040)	$361,638	$10,455	$(191,155)	$753,210

See accompanying notes to unaudited consolidated financial statements.

NORTHFIELD BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Six Months Ended June 30, 2021 and 2020
(Unaudited) (In thousands, except share data)

	Common Stock
	Shares Outstanding	Par Value	Additional Paid-in Capital	Unallocated Common Stock Held by the Employee Stock Ownership Plan	Retained Earnings	Accumulated Other Comprehensive Income (loss) Net of tax	Treasury Stock	Total Stockholders' Equity
Balance at December 31, 2019	49,175,347	$609	$548,486	$(19,740)	$322,581	$4,699	$(160,782)	$695,853
Net income					15,344			15,344
Other comprehensive income, net of tax						9,976		9,976
ESOP shares allocated or committed to be released			277	496				773
Stock compensation expense			881					881
Restricted stock issuance	83,744		(1,145)				1,145	—
Exercise of stock options, net	13,000		(4)				179	175
Cash dividends declared and paid ($0.22 per common share)					(10,319)			(10,319)
Repurchase of treasury stock (average cost of $12.24 per share)	(8,714)						(107)	(107)
Balance at June 30, 2020	49,263,377	$609	$548,495	$(19,244)	$327,606	$14,675	$(159,565)	$712,576

Balance at December 31, 2020	52,209,897	$648	$590,506	$(18,529)	$338,093	$13,160	$(169,897)	$753,981
Cumulative adjustment for adoption of ASU 2016-13					(3,087)			(3,087)
Balance at January 1, 2021	52,209,897	648	590,506	(18,529)	335,006	13,160	(169,897)	750,894
Net income					38,471			38,471
Other comprehensive loss, net of tax						(2,705)		(2,705)
ESOP shares allocated or committed to be released			414	489				903
Stock compensation expense			504					504
Restricted stock issuance	147,315		(1,821)				1,821	—
Restricted stock forfeitures	(3,237)		48				(48)	—
Exercise of stock options, net	132,770		13				1,802	1,815
Cash dividends declared and paid ($0.24 per common share)					(11,839)			(11,839)
Repurchase of treasury stock (average cost of $15.11 per share)	(1,643,094)						(24,833)	(24,833)
Balance at June 30, 2021	50,843,651	$648	$589,664	$(18,040)	$361,638	$10,455	$(191,155)	$753,210

See accompanying notes to unaudited consolidated financial statements.

NORTHFIELD BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (In thousands)

	Six Months Ended June 30,
	2021	2020
Net income	$38,471	$15,344
Adjustments to reconcile net income to net cash provided by operating activities:
(Credit) provision for loan losses	(6,075)	10,104
ESOP and stock compensation expense	1,407	1,654
Depreciation	1,945	1,612
Amortization of premiums, and deferred loan costs, net of (accretion) discounts, and deferred loan fees	621	1,900
Amortization of intangible assets	101	110
Amortization of operating lease right-of-use assets	2,167	2,166
Income on bank-owned life insurance	(1,705)	(1,741)
Net gain on sale of loans held-for-sale	(1,401)	(665)
Gains on available-for-sale debt securities, net	(606)	(60)
(Gains) losses on trading securities, net	(1,171)	366
Net sales of trading securities	719	762
Decrease in accrued interest receivable	169	1,584
Increase in other assets	(10,020)	(3,325)
Increase (decrease) in accrued expenses and other liabilities	366	(3,691)
Net cash provided by operating activities	24,988	26,120
Cash flows from investing activities:
Net increase in loans receivable	(117,546)	(200,613)
Proceeds from sale of loans held-for-sale	151,559	48,165
Purchases of FHLB of New York stock	(220)	(10,497)
Redemptions of FHLB of New York stock	4,353	20,610
Purchases of debt securities available-for-sale	(213,761)	(132,052)
Purchases of equity securities	—	(24)
Principal payments and maturities on debt securities available-for-sale	280,050	232,838
Principal payments and maturities on debt securities held-to-maturity	788	106
Proceeds from sale of debt securities available-for-sale	95,472	12,623
Proceeds from sale of equity securities	34	2,035
Proceeds from bank-owned life insurance	1,021	2,716
Purchases and improvements of premises and equipment	(1,025)	(1,223)
Net cash provided by (used in) investing activities	200,725	(25,316)
Cash flows from financing activities:
Net increase in deposits	31,718	213,425
Dividends paid	(11,839)	(10,319)
Exercise of stock options	1,815	175
Purchase of treasury stock	(24,833)	(107)
Increase in advance payments by borrowers for taxes and insurance	4,526	(163)
Proceeds from securities sold under agreements to repurchase and other borrowings	265	370,267
Repayments related to securities sold under agreements to repurchase and other borrowings	(121,725)	(611,000)
Net cash used in financing activities	(120,073)	(37,722)
Net increase (decrease) in cash and cash equivalents	105,640	(36,918)
Cash and cash equivalents at beginning of period	87,544	147,818
Cash and cash equivalents at end of period	$193,184	$110,900

See accompanying notes to unaudited consolidated financial statements

NORTHFIELD BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)
(Unaudited) (In thousands)

	Six Months Ended June 30,
	2021	2020
Supplemental cash flow information:
Cash paid during the period for:
Interest	$9,833	$24,845
Income taxes	19,100	7,375
Non-cash transactions:
Loan charge-offs, net	2,392	291
Transfer of loans held-for-investment to loans-held-for-sale at fair value	131,883	47,500
Transfer of loans held-for-sale at fair value to loans held-for-investment	1,612	—
Transfer of loans held-for-investment to other real estate owned	100	—
Right-of-use assets obtained in exchange for new lease liabilities	—	3,028

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

In the opinion of management, all adjustments (consisting solely of normal and recurring adjustments) necessary for the fair presentation of the consolidated balance sheets and the consolidated statements of comprehensive income for the unaudited periods presented have been included. The results of operations and other data presented for the three and six months ended June 30, 2021 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2021 or for any other period. Whenever necessary, certain prior year amounts are reclassified to conform to the current year presentation.
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

Loans and Allowance for Credit Losses

On January 1, 2021, the Company adopted ASU No. 2016-13, “Financial Instruments - Credit Losses (Topic 326): “Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”) which replaces the incurred loss methodology with an expected loss methodology that is referred to as the current expected credit loss (“CECL”) methodology. The Company used the modified retrospective method for all financial assets measured at amortized cost and off-balance sheet credit exposures. The adoption of the new standard resulted in the Company recording an increase in the allowance for credit losses of $11.1 million, comprised of $10.4 million and $737,000 for loans and unfunded commitments, respectively, including $6.8 million related to PCD loans. For PCD loans, the allowance for credit losses recorded is recognized through a gross-up that increases the amortized cost basis of loans with a corresponding increase to the allowance for credit losses, and therefore results in no impact to shareholders' equity. The remaining increase to the allowance for credit losses of $4.3 million was offset in stockholders' equity and deferred taxes. As a result of adopting CECL, the Company's prior distinction between the originated loan portfolio and the non-PCD acquired loan portfolio is no longer necessary. Results for reporting periods beginning after January 1, 2021 are presented under CECL, while prior period amounts continue to be recorded with previously applicable U.S. GAAP. Further information regarding the impact of CECL can be found in Note 6 - Loans, Note 7 - Allowance for Loan Losses and Note 15 - Recent Accounting Pronouncements Adopted.

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)
COVID-19

On March 13, 2020, the Coronavirus Disease (COVID-19) pandemic was declared a national emergency in the United States. The spread of COVID-19 has negatively impacted the national and local economy, disrupted supply chains and increased unemployment levels. While vaccination rollouts, government stimulus, continued business re-openings and increased consumer activity (as social restrictions have eased) led to a sharp rebound in economic activity during the first six months of 2021, there are substantial variations in the pace of recovery across and within corporate sectors and economic activity both on a national level and in the markets we serve has not yet returned to pre-pandemic levels. In addition, the rise in cases of the new COVID-19 delta variant may threaten to undermine the economic recovery. The Company is committed to supporting its customers, employees and communities and continues to update protocols to adapt to the changing environment. The Company's bank branches offer drive through services without interruption, while lobbies are fully open or accessible to clients via appointment. The Company continues to provide secure and efficient remote and in-person work options for back office employees.

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

A provision in the CARES Act provides for a loan guarantee program called the Paycheck Protection Program (“PPP”), which provides 100% federally guaranteed loans for small businesses to cover payroll, utilities, rent and interest. These small business loans are fully guaranteed by the Small Business Administration (“SBA”) and may be forgiven if borrowers maintain their payrolls and satisfy certain other conditions for a period of time during the COVID-19 pandemic. As of June 30, 2021, the Company had originated over 2,300 PPP loans to new and existing customers, totaling approximately $232.2 million. PPP provides for lender processing fees that range from 1% to 5% of the final disbursement made to individual borrowers. As of June 30, 2021, we have received cumulative loan processing fees of $9.5 million, of which $4.7 million has been recognized in earnings through June 30, 2021, including $2.8 million recognized in the six months ended June 30, 2021. The remaining unearned fees will be recognized in income over the remaining term of the loans. PPP loans are fully guaranteed by the SBA and are therefore excluded from the allowance for loan and lease losses calculation. There were 1,453 PPP loans totaling $132.7 million in our loan portfolio at June 30, 2021.

The Company continues to maintain a strong liquidity and capital position as a buffer to protect against the economic uncertainties presented by the COVID-19 pandemic. As of June 30, 2021, both the Company and the Bank's capital ratios were in excess of regulatory requirements and are both currently classified as well capitalized. The Company maintains access to multiple sources of liquidity and expects to have sufficient funds available to meet current commitments in the normal course of business.

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)
While the Company has not to date incurred any material adverse effects on its results of operations as a result of COVID-19, the full impact of the pandemic is still unknown at this time and will depend on future developments, including the duration of the pandemic, the success of the continued COVID-19 vaccine rollout, and other actions taken by governmental authorities and other third parties in response to the pandemic. In addition, the rise in COVID-19 delta variant cases and actions taken to contain the spread of coronavirus may threaten to undermine the economic recovery and negatively impact the demand for loans and other services we offer. Because of the significant uncertainties related to the ultimate duration of the COVID-19 pandemic and its effects on our customers and prospects, and on the local and national economy, there can be no assurances as to how the crisis may ultimately affect the Company's loan portfolio, and business as a whole. As such, the Company could be subject to certain risks, any of which could have a material, adverse effect on our business, financial condition, liquidity, and results of operations.

Note 2 – Business Combinations

On July 1, 2020, the Company completed its acquisition of VSB Bancorp, Inc. (“Victory”), parent company of Victory State Bank, in a stock transaction, which after purchase accounting adjustments, added $402.8 million to total assets, including $180.4 million to loans, and $354.6 million to deposits, and six branch offices in Staten Island, New York. Under the terms of the merger agreement, each share of Victory common stock was exchanged for 2.0463 shares of Northfield common stock with fractional shares paid out in cash.

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

The following table summarizes the estimated fair values of the assets acquired and the liabilities assumed at the date of acquisition for Victory (in thousands):

July 1, 2020
Fair Value
Total Purchase Price	$41,173
Assets acquired:
Cash and cash equivalents	$72,875
Debt securities available for sale	126,931
Loans	180,431
Accrued interest receivable	1,415
Bank-owned life insurance	5,714
Premises and equipment	7,789
Other assets	5,010
Total assets acquired	400,165
Liabilities assumed:
Deposits	354,592
Other liabilities	7,001
Total liabilities assumed	361,593
Net assets acquired	$38,572
Goodwill recorded in the merger	$2,601

The calculation of goodwill is subject to change for up to one year after the date of acquisition as additional information that existed as of the acquisition date estimates and uncertainties become available. As of June 30, 2021, the Company finalized its review of the acquired assets and liabilities and recorded an adjustment to the carrying value of goodwill and a corresponding adjustment to deferred tax assets of $304,000.

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

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)
Note 3 – Debt Securities Available-for-Sale
The following is a comparative summary of mortgage-backed and other debt securities available-for-sale at June 30, 2021, and December 31, 2020 (in thousands):

	June 30, 2021
		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
	cost	gains	losses	value
U.S. Government agency securities	$2,758	$—	$(4)	$2,754
Mortgage-backed securities:
Pass-through certificates:
Government sponsored enterprises ("GSEs")	221,513	8,640	(386)	229,767
Real estate mortgage investment conduits ("REMICs"):
GSE	735,021	5,859	(502)	740,378
	956,534	14,499	(888)	970,145
Other debt securities:
Municipal bonds	77	1	—	78
Corporate bonds	123,678	815	(47)	124,446
	123,755	816	(47)	124,524
Total debt securities available-for-sale	$1,083,047	$15,315	$(939)	$1,097,423

	December 31, 2020
		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
	cost	gains	losses	value
U.S. Government agency securities	$3,168	$—	$(10)	$3,158
Mortgage-backed securities:
Pass-through certificates:
GSE	270,867	10,720	(244)	281,343
REMICs:
GSE	884,414	7,027	(476)	890,965
Non-GSE	4	—	—	4
	1,155,285	17,747	(720)	1,172,312
Other debt securities:
Municipal bonds	122	1	—	123
Corporate bonds	87,319	1,099	—	88,418
Asset-backed securities	779	15	—	794
	88,220	1,115	—	89,335
Total debt securities available-for-sale	$1,246,673	$18,862	$(730)	$1,264,805

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)
The following is a summary of the expected maturity distribution of debt securities available-for-sale, other than mortgage-backed securities, at June 30, 2021 (in thousands):

Available-for-sale	Amortized cost	Estimated fair value
Due in one year or less	$35,282	$35,757
Due after one year through five years	73,463	73,804
Due after five years through ten years	17,768	17,717
	$126,513	$127,278
 Contractual maturities for mortgage-backed securities are not included above, as expected maturities on mortgage-backed securities may differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without penalties.

Certain debt securities available-for-sale are pledged or encumbered to secure borrowings under Pledge Agreements and Repurchase Agreements and for other purposes required by law. At June 30, 2021, the fair value of debt securities available-for-sale that were pledged to secure borrowings and deposits was $557.0 million.

For the three months ended June 30, 2021, the Company had gross proceeds of $89.6 million on sales of debt securities available-for-sale, with gross realized gains of $509,000 and no gross realized losses. For the six months ended June 30, 2021, the Company had gross proceeds of $95.5 million on sales and calls of debt securities available-for-sale, with gross realized gains of $606,000 and no gross realized losses. For the three months ended June 30, 2020, the Company had gross proceeds of $12.6 million on sales of debt securities available-for-sale, with gross realized gains of $74,000 related to sales of securities and gross realized losses of $1,000 related to calls of securities. For the six months ended June 30, 2020, the Company had gross proceeds of $12.6 million on sales of debt securities available-for-sale, with gross realized gains of $74,000 related to sales of securities and gross realized losses of $14,000 related to calls of securities. The Company recognized net gains of $807,000 and $1.2 million on its trading securities portfolio during the three and six months ended June 30, 2021, respectively. During the three and six months ended June 30, 2020, the Company recognized net gains of $1.6 million and net losses of $366,000, respectively, on its trading securities portfolio.

Gross unrealized losses on mortgage-backed and other debt securities available-for-sale, and the estimated fair value of the related securities, aggregated by security category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2021, and December 31, 2020, were as follows (in thousands):

	June 30, 2021
	Less than 12 months		12 months or more		Total
	Unrealized	Estimated	Unrealized	Estimated	Unrealized	Estimated
	losses	fair value	losses	fair value	losses	fair value
U.S. Government agency securities	$(4)	$2,754	$—	$—	$(4)	$2,754
Mortgage-backed securities:
Pass-through certificates:
GSE	(378)	31,540	(8)	383	(386)	31,923
REMICs:
GSE	(502)	124,255	—	—	(502)	124,255
Other debt securities:
Corporate bonds	(47)	14,964	—	—	(47)	14,964
Total	$(931)	$173,513	$(8)	$383	$(939)	$173,896

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

	December 31, 2020
	Less than 12 months		12 months or more		Total
	Unrealized	Estimated	Unrealized	Estimated	Unrealized	Estimated
	losses	fair value	losses	fair value	losses	fair value
U.S. Government agency securities	$(10)	$3,158	$—	$—	$(10)	$3,158
Mortgage-backed securities:
Pass-through certificates:
GSE	(233)	28,419	(11)	459	(244)	28,878
REMICs:
GSE	(476)	210,569	—	—	(476)	210,569
Total	$(719)	$242,146	$(11)	$459	$(730)	$242,605

The Company held nine pass-through mortgage-backed securities issued or guaranteed by GSEs that were in a continuous unrealized loss position of twelve months or greater at June 30, 2021. There were 17 pass-through mortgage-backed securities issued or guaranteed by GSEs, 41 REMIC mortgage-backed securities issued or guaranteed by GSEs, two corporate bonds and one U.S. Government agency security that were in an unrealized loss position of less than twelve months at June 30, 2021. All securities referred to above were rated investment grade at June 30, 2021.

Available for sale debt securities in unrealized loss positions are evaluated for impairment related to credit losses on a quarterly basis. In performing an assessment of whether any decline in fair value is due to a credit loss, the Company considers the extent to which the fair value is less than the amortized cost, changes in credit ratings, any adverse economic conditions, as well as all relevant information at the individual security level such as credit deterioration of the issuer or collateral underlying the security. In assessing the impairment, the Company compares the present value of cash flows expected to be collected with the amortized cost basis of the security. If it is determined that the decline in fair value was due to credit losses, an allowance for credit losses is recorded, limited to the amount the fair value is less than amortized cost basis. The Company did not recognize any allowance for credit losses on its available-for-sale debt securities during the three and six months ended June 30, 2021.

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

The Company has made the accounting policy election to exclude accrued interest receivable on available-for-sale securities from the estimate of credit losses. Accrued interest receivable associated with debt securities available-for-sale totaling $1.9 million at June 30, 2021 is reported in accrued interest receivable on the consolidated balance sheet.

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

Note 4 – Debt Securities Held-to-Maturity
The following is a summary of mortgage-backed securities held-to-maturity at June 30, 2021 and December 31, 2020 (in thousands):

	June 30, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Mortgage-backed securities:
Pass-through certificates:
GSE	$6,417	$286	$—	$6,703
Total securities held-to-maturity	$6,417	$286	$—	$6,703

	December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Mortgage-backed securities:
Pass-through certificates:
GSE	$7,234	$340	$—	$7,574
Total securities held-to-maturity	$7,234	$340	$—	$7,574

Contractual maturities for mortgage-backed securities are not presented, as expected maturities on mortgage-backed securities may differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without penalties. There were no sales of held-to-maturity securities for the six months ended June 30, 2021 or June 30, 2020.

At June 30, 2021, debt securities held-to-maturity with a carrying value of $6.4 million were pledged to secure borrowings and deposits.

At June 30, 2021 and December 31, 2020, there were no debt securities held-to-maturity in an unrealized loss position.

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

The Company has made the accounting policy election to exclude accrued interest receivable on held-to-maturity securities from the estimate of credit losses. Accrued interest receivable associated with held-to-maturity securities totaling $19,400 at June 30, 2021 is reported in accrued interest receivable on the consolidated balance sheet.

Note 5 – Equity Securities

At June 30, 2021, and December 31, 2020, equity securities totaled $219,000 and $253,000, respectively. Equity securities consist of money market mutual funds recorded at fair value.

Note 6 – Loans

On January 1, 2021, the Company adopted the CECL standard for measuring credit losses, which replaced the incurred loss methodology. As a result of adopting CECL, the Company combined its originated loan portfolio and the acquired loan portfolio into the respective portfolio segments. Other than to combine the originated and non-PCD acquired loan portfolios, the Company's portfolio segments and loan classes remain unchanged following the adoption of the CECL standard. Prior period disclosures have been revised to conform to current period presentation (by combining originated and acquired portfolio segments), however, the Company did not recast comparative financial information and that is still presented in accordance with previous applicable provisions of U.S. GAAP.

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

The following table summarizes the Company’s loans held-for-investment (in thousands):

	June 30,	December 31,
	2021	2020
Real estate loans:
Multifamily	$2,496,613	$2,509,310
Commercial mortgage	735,303	716,973
One-to-four family residential mortgage	193,976	210,817
Home equity and lines of credit	99,814	91,126
Construction and land	63,125	74,318
Total real estate loans	3,588,831	3,602,544
Commercial and industrial loans (1)	209,580	194,352
Other loans	2,170	3,029
Total commercial and industrial and other loans	211,750	197,381
Deferred origination loan costs, net (2)	—	4,795
Loans held-for-investment, net (excluding PCD/PCI)	3,800,581	3,804,720
PCD/PCI loans	16,692	18,518
Total Loans held-for-investment, net	3,817,273	3,823,238
Allowance for loan losses	(39,493)	(37,607)
Net loans held-for-investment	$3,777,780	$3,785,631

(1) Included in commercial and industrial loans at June 30, 2021 and December 31, 2020 are PPP loans totaling $132.7 million and $126.5 million, respectively.
(2) Under CECL origination deferred fees, deferred fees on acquired loans, and purchase accounting adjustments in connection with loans acquired are included in loans by respective portfolio.

The Company had no loans held-for-sale at June 30, 2021. At December 31, 2020, loans held-for-sale totaled $19.9 million.

In addition to originating loans, the Company may acquire loans through portfolio purchases or acquisitions of other companies. Purchased loans that have evidence of more than insignificant credit deterioration since origination are deemed purchased credit deteriorated (“PCD”) loans. In accordance with ASU 2016-13, with its adoption of the CECL standard, the Company did not reassess whether previously recognized PCI loans accounted for under prior accounting guidance met the criteria of a PCD loan as of the date of adoption. All loans considered to be PCI prior to the adoption of CECL were converted to PCD upon adoption. For PCD loans, each loan pool is accounted for as a single asset with a single composite interest rate and an aggregate expectation of cash flows. PCD loans totaled $16.7 million at June 30, 2021, as compared to $18.5 million of PCI loans at December 31, 2020. The majority of the PCD loan balance is attributable to those loans acquired as part of a Federal Deposit Insurance Corporation-assisted transaction. At June 30, 2021, PCD loans consisted of approximately 17% one-to-four family residential loans, 25% commercial real estate loans and 45% commercial and industrial loans, with the remaining balance in construction and home equity loans. At December 31, 2020, PCI loans consisted of approximately 22% one-to-four family residential loans, 23% commercial real estate loans and 40% commercial and industrial loans, with the remaining balance in home equity loans.

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

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)
The following table presents the Company’s loans held-for-investment, excluding PCD loans, by loan class, credit risk ratings and year of origination, at June 30, 2021 (in thousands):

	June 30, 2021
	2021	2020	2019	2018	2017	Prior	Revolving Loans	Total
Real Estate:
Multifamily
Pass	$370,670	$548,666	$360,502	$323,853	$259,515	$617,290	$496	$2,480,992
Special Mention	—	—	—	—	—	442	—	442
Substandard	—	—	4,681	1,609	—	8,889	—	15,179
Total multifamily	370,670	548,666	365,183	325,462	259,515	626,621	496	2,496,613
Commercial
Pass	53,671	74,958	99,407	101,009	68,317	291,092	10,046	698,500
Special Mention	—	—	511	—	500	9,064	—	10,075
Substandard	—	—	9,653	310	2,390	11,007	3,368	26,728
Total commercial	53,671	74,958	109,571	101,319	71,207	311,163	13,414	735,303
One-to-four family residential
Pass	2,405	9,483	12,488	15,294	12,669	134,622	616	187,577
Special Mention	—	—	467	—	—	2,399	—	2,866
Substandard	—	—	526	—	—	3,007	—	3,533
Total one-to-four family residential	2,405	9,483	13,481	15,294	12,669	140,028	616	193,976
Construction and land
Pass	—	1,570	1,396	535	2,611	3,589	52,317	62,018
Substandard	—	—	—	—	—	—	1,107	1,107
Total construction and land	—	1,570	1,396	535	2,611	3,589	53,424	63,125
Home equity and lines of credit
Pass	21,126	19,526	13,818	10,621	4,485	29,503	62	99,141
Special Mention	—	—	—	—	—	304	—	304
Substandard	—	—	98	87	—	184	—	369
Total home equity and lines of credit	21,126	19,526	13,916	10,708	4,485	29,991	62	99,814
Total real estate loans	447,872	654,203	503,547	453,318	350,487	1,111,392	68,012	3,588,831
Commercial and industrial
Pass	92,179	72,076	8,684	4,549	1,352	14,654	12,801	206,295
Special Mention	—	72	160	238	145	283	—	898
Substandard	—	490	324	711	—	862	—	2,387
Total commercial and industrial	92,179	72,638	9,168	5,498	1,497	15,799	12,801	209,580
Other
Pass	1,808	181	26	44	5	103	—	2,167
Substandard	—	—	—	—	—	3	—	3
Total other	1,808	181	26	44	5	106	—	2,170
Total loans held-for-investment, net	$541,859	$727,022	$512,741	$458,860	$351,989	$1,127,297	$80,813	$3,800,581

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

Past Due and Non-Accrual Loans

Included in loans receivable held-for-investment are loans for which the accrual of interest income has been discontinued due to deterioration in the financial condition of the borrowers. The recorded investment of these non-accrual loans was $8.1 million and $8.5 million at June 30, 2021, and December 31, 2020, respectively. Generally, loans are placed on non-accrual status when they become 90 days or more delinquent, or sooner if considered appropriate by management, and remain on non-accrual status until they are brought current, have six consecutive months of performance under the loan terms, and factors indicating reasonable doubt about the timely collection of payments no longer exist. Therefore, loans may be current in accordance with their loan terms, or may be less than 90 days delinquent and still be on a non-accruing status.

When an individual loan no longer demonstrates the similar credit risk characteristics as other loans within its current segment, the Company evaluates each for expected credit losses on an individual basis. All non-accrual loans $500,000 and above and all loans designated as troubled debt restructures (“TDRs”) are individually evaluated. The non-accrual amounts included in loans individually evaluated for impairment were $4.9 million and $5.5 million at June 30, 2021, and December 31, 2020, respectively. Loans on non-accrual status with principal balances less than $500,000, and therefore not individually evaluated for impairment, amounted to $3.2 million at June 30, 2021, and $3.0 million at December 31, 2020. Loans past due 90 days or more and still accruing interest were $731,000 at June 30, 2021, and $1.1 million at December 31, 2020, and consisted of loans that are considered well-secured and in the process of collection.

The Company had no loans held-for-sale at June 30, 2021. At December 31, 2020, the Company had $19.9 million in loans held-for-sale. At December 31, 2020, the loans held-for-sale were comprised of commercial real estate and multifamily loans, primarily accommodation (hotel or motel) loans that were modified in the form of interest and/or principal payment deferrals due to COVID-19 related hardships, and had not returned to contractual payments after 180 days of relief. The sale of these loans was completed in March 2021.

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)
The following tables set forth the detail, and delinquency status, of non-performing loans (non-accrual loans and loans past due 90 days or more and still accruing), net of deferred fees and costs, at June 30, 2021, and December 31, 2020, excluding PCD/PCI loans (in thousands):

	June 30, 2021
	Total Non-Performing Loans
	Non-Accruing Loans
	Current	30-89 Days Past Due	90 Days or More Past Due	Total	90 Days or More Past Due and Accruing	Total Non-Performing Loans
Loans held-for-investment:
Real estate loans:
Commercial
Substandard	$2,805	$74	$2,149	$5,028	$216	$5,244
Total commercial	2,805	74	2,149	5,028	216	5,244
One-to-four family residential
Substandard	—	—	320	320	223	543
Total one-to-four family residential	—	—	320	320	223	543
Construction and land
Substandard	—	—	1,107	1,107	—	1,107
Total construction and land	—	—	1,107	1,107	—	1,107
Multifamily
Substandard	—	—	1,131	1,131	—	1,131
Total multifamily	—	—	1,131	1,131	—	1,131
Home equity and lines of credit
Substandard	—	—	128	128	98	226
Total home equity and lines of credit	—	—	128	128	98	226
Total real estate	2,805	74	4,835	7,714	537	8,251
Commercial and industrial loans
Substandard	35	—	372	407	194	601
Total commercial and industrial loans	35	—	372	407	194	601
Other loans
Substandard	—	—	3	3	—	3
Total other	—	—	3	3	—	3
Total non-performing loans	$2,840	$74	$5,210	$8,124	$731	$8,855

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

	December 31, 2020
	Total Non-Performing Loans
	Non-Accruing Loans
	Current	30-89 Days Past Due	90 Days or More Past Due	Total	90 Days or More Past Due and Accruing	Total Non-Performing Loans
Loans held-for-investment:
Real estate loans:
Commercial
Pass	$—	$—	$—	$—	$500	$500
Substandard	2,829	537	2,863	6,229	—	6,229
Total commercial	2,829	537	2,863	6,229	500	6,729
One-to-four family residential
Substandard	413	—	493	906	174	1,080
Total one-to-four family residential	413	—	493	906	174	1,080
Multifamily
Substandard	—	—	1,153	1,153	—	1,153
Total multifamily	—	—	1,153	1,153	—	1,153
Home equity and lines of credit
Substandard	60	—	131	191	—	191
Total home equity and lines of credit	60	—	131	191	—	191
Total real estate	3,302	537	4,640	8,479	674	9,153
Commercial and industrial loans
Pass	—	—	—	—	101	101
Special Mention	—	—	—	—	85	85
Substandard	—	—	37	37	250	287
Total commercial and industrial loans	—	—	37	37	436	473
Other loans
Pass	—	—	—	—	3	3
Total other	—	—	—	—	3	3
Total non-performing loans	$3,302	$537	$4,677	$8,516	$1,113	$9,629

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)
The following tables set forth the detail and delinquency status of loans held-for-investment, excluding PCD/PCI loans, net of deferred fees and costs, at June 30, 2021, and December 31, 2020 (in thousands):

	June 30, 2021
		Past Due Loans
	30-89 Days Past Due	90 Days or More Past Due	90 Days or More Past Due and Accruing	Total Past Due	Current	Total Loans Receivable, net
Loans held-for-investment:
Real estate loans:
Commercial
Pass	$—	$—	$—	$—	$698,500	$698,500
Special Mention	—	—	—	—	10,075	10,075
Substandard	2,728	2,148	216	5,092	21,636	26,728
Total commercial	2,728	2,148	216	5,092	730,211	735,303
One-to-four family residential
Pass	292	—	—	292	187,285	187,577
Special Mention	927	—	—	927	1,939	2,866
Substandard	—	320	223	543	2,990	3,533
Total one-to-four family residential	1,219	320	223	1,762	192,214	193,976
Construction and land
Pass	—	—	—	—	62,018	62,018
Substandard	—	1,107	—	1,107	—	1,107
Total construction and land	—	1,107	—	1,107	62,018	63,125
Multifamily
Pass	616	—	—	616	2,480,376	2,480,992
Special Mention	—	—	—	—	442	442
Substandard	1,070	1,131	—	2,201	12,978	15,179
Total multifamily	1,686	1,131	—	2,817	2,493,796	2,496,613
Home equity and lines of credit
Pass	199	—	—	199	98,942	99,141
Special Mention	—	—	—	—	304	304
Substandard	4	128	98	230	139	369
Total home equity and lines of credit	203	128	98	429	99,385	99,814
Total real estate	5,836	4,834	537	11,207	3,577,624	3,588,831
Commercial and industrial
Pass	122	—	—	122	206,173	206,295
Special Mention	—	—	—	—	898	898
Substandard	—	372	194	566	1,821	2,387
Total commercial and industrial	122	372	194	688	208,892	209,580
Other loans
Pass	—	—	—	—	2,167	2,167
Substandard	—	3	—	3	—	3
Total other loans	—	3	—	3	2,167	2,170
Total loans held-for-investment	$5,958	$5,209	$731	$11,898	$3,788,683	$3,800,581

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

	December 31, 2020
	Past Due Loans
	30-89 Days Past Due	90 Days or More Past Due	90 Days or More Past Due and Accruing	Total Past Due	Current	Total Loans Receivable, net
Loans held-for-investment:
Real estate loans:
Commercial
Pass	$6,072	$—	$500	$6,572	$660,996	$667,568
Special Mention	72	—	—	72	20,350	20,422
Substandard	3,185	2,863	—	6,048	23,528	29,576
Total commercial	9,329	2,863	500	12,692	704,874	717,566
One-to-four family residential
Pass	282	—	—	282	207,351	207,633
Special Mention	870	—	—	870	1,586	2,456
Substandard	—	493	174	667	1,466	2,133
Total one-to-four family residential	1,152	493	174	1,819	210,403	212,222
Construction and land
Pass	994	—	—	994	73,357	74,351
Total construction and land	994	—	—	994	73,357	74,351
Multifamily
Pass	1,283	—	—	1,283	2,496,273	2,497,556
Special Mention	—	—	—	—	458	458
Substandard	610	1,153	—	1,763	13,157	14,920
Total multifamily	1,893	1,153	—	3,046	2,509,888	2,512,934
Home equity and lines of credit
Pass	80	—	—	80	92,305	92,385
Special Mention	200	—	—	200	111	311
Substandard	100	131	—	231	210	441
Total home equity and lines of credit	380	131	—	511	92,626	93,137
Total real estate	13,748	4,640	674	19,062	3,591,148	3,610,210
Commercial and industrial
Pass	632	—	101	733	188,639	189,372
Special Mention	61	—	85	146	352	498
Substandard	67	37	250	354	1,257	1,611
Total commercial and industrial	760	37	436	1,233	190,248	191,481
Other loans
Pass	11	—	3	14	3,012	3,026
Substandard	—	—	—	—	3	3
Total other loans	11	—	3	14	3,015	3,029
Total loans held-for-investment	$14,519	$4,677	$1,113	$20,309	$3,784,411	$3,804,720

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)
The following tables summarize information on non-accrual loans, excluding PCD loans, at June 30, 2021 (in thousands):

				For the Three Months Ended June 30, 2021	For the Six Months Ended June 30, 2021
	June 30, 2021
	Recorded Investment	Unpaid Principal Balance	With No Related Allowance	Interest Income	Interest Income
Real estate loans:
Commercial	$5,028	$5,537	$3,257	$25	$50
One-to-four family residential	320	352	—	—	6
Construction and land	1,107	1,107	1,107	—	—
Multifamily	1,131	1,140	—	19	33
Home equity and lines of credit	128	377	—	—	2
Commercial and industrial	407	611	1	2	4
Other	3	3	—	—	—
Total non-accrual loans	$8,124	$9,127	$4,365	$46	$95

The following table summarizes impaired loans, excluding PCI loans, at December 31, 2020 (in thousands):

	December 31, 2020
	Recorded Investment	Unpaid Principal Balance	Related Allowance
With No Allowance Recorded:
Real estate loans:
Commercial	$8,838	$10,076	$—
One-to-four family residential	1,903	2,032	—
Multifamily	626	1,097	—
Home equity and lines of credit	15	15	—
Total Real Estate	11,382	13,220	—
With a Related Allowance Recorded:
Real estate loans:
Commercial	1,812	2,244	(66)
Home equity and lines of credit	32	32	(3)
Total Real Estate	1,844	2,276	(69)
Commercial and industrial loans	16	16	(4)
Total:
Real estate loans
Commercial	10,650	12,320	(66)
One-to-four family residential	1,903	2,032	—
Multifamily	626	1,097	—
Home equity and lines of credit	47	47	(3)
Commercial and industrial loans	16	16	(4)
	$13,242	$15,512	$(73)

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

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)
The following table summarizes the average recorded investment in impaired loans, excluding PCI loans, and interest income recognized as of, and for, the three and six months ended June 30, 2020 (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30, 2020		June 30, 2020
	Average Recorded Investment	Interest Income	Average Recorded Investment	Interest Income
With No Allowance Recorded:
Real estate loans:
Commercial	$14,522	$191	$15,020	$286
One-to-four family residential	2,122	22	2,241	51
Multifamily	854	18	915	31
Home equity and lines of credit	20	—	20	—
Commercial and industrial loans	37	—	38	—
With a Related Allowance Recorded:
Real estate loans:
Commercial	2,335	41	1,992	57
One-to-four family residential	261	5	174	10
Home equity and lines of credit	33	—	33	1
Commercial and industrial loans	18	—	18	—
Total:
Real estate loans
Commercial	16,857	232	17,012	343
One-to-four family residential	2,383	27	2,415	61
Multifamily	854	18	915	31
Home equity and lines of credit	53	—	53	1
Commercial and industrial loans	55	—	56	—
	$20,202	$277	$20,451	$436

Collateral-Dependent Loans

Loans for which the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral are considered to be collateral-dependent loans. Collateral can have a significant financial effect in mitigating exposure to credit risk and, where there is sufficient collateral, an allowance for expected credit losses is not recognized or is minimal. For collateral-dependent loans, the allowance for expected credit losses is individually assessed based on the fair value of the collateral less estimated costs of sale. The Company's collateral-dependent loans are secured by real estate. Collateral values are generally based on appraisals which are adjusted for changes in market indices. As of June 30, 2021, and December 31, 2020, the Company had $9.8 million and $10.2 million of collateral-dependent impaired loans, respectively. The collateral-dependent loans at June 30, 2021 consisted of $7.7 million of commercial real estate loans, $1.1 million of construction loans, $619,000 of multifamily loans, and $380,000 of one-to-four family residential loans. For the six months ended June 30, 2021, there was no significant deterioration or changes in the collateral securing these loans.

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)
Troubled Debt Restructured Loans

There were no loans modified in a TDR during the three or six months ended June 30, 2021.

The following tables summarizes loans that were modified in a TDR during the six months ended June 30, 2020:

	Six Months Ended June 30, 2020
	Number of Relationships	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment(1)
	(in thousands)
Troubled Debt Restructurings
Residential	1	$187	$187
Commercial real estate	2	544	544
Total Troubled Debt Restructurings	3	$731	$731

(1) Amounts are at time of modification
There were four loans (to three borrowers) in the table above, that requested COVID-19 relief and were modified as TDRs during the three months ended June 30, 2020, all of which were modified to restructure payment terms. All four of the loans were delinquent and on non-accrual status prior to the implementation of our COVID-19 customer relief program (discussed further below) and were therefore considered to be TDRs.
In response to the COVID-19 pandemic and its economic impact to customers, a short-term modification program that complied with Section 4013 of the CARES Act and the Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus was implemented to provide temporary payment relief to those borrowers directly impacted by COVID-19. The program allows for deferral of payments for 90 days, which may extend for an additional 90 day periods, with modifications in the form of payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment. As of June 30, 2021, the Company had 21 loan modifications (excluding PCD loans) with principal and/or interest payment deferrals on outstanding loan balances of $21.5 million. Of these 21 payment deferrals, six were principal deferrals totaling $2.1 million, and 15 were principal and interest deferrals totaling $19.4 million. As these deferrals were current as of December 31, 2019, or the date of modification, these loans are not considered TDRs. Loans in deferment status (“COVID-19 Modified Loans”) will continue to accrue interest during the deferment period unless otherwise classified as nonperforming. COVID-19 Modified Loans are required to make escrow payments for real estate taxes and insurance, if applicable. For loans given relief of interest, the deferred interest is generally to be paid back over a period not to exceed 18 months. Principal deferrals may be brought current or recast into outstanding principal at time of rate reset or repaid at the end of the loan's contractual term. COVID-19 Modified Loan agreements generally also include covenants that prohibit distributions, bonuses, or payments of management fees to related entities until all deferred payments are made.
At June 30, 2021 and December 31, 2020, the Company had TDRs of $11.5 million and $12.1 million, respectively.

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

At June 30, 2021 and June 30, 2020, there were no TDRs that were restructured during the preceding twelve months that subsequently defaulted.

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

Under the CECL standard, the Company determines the ACL on loans based upon a consideration of its historical portfolio loss experience, current borrower-specific risk characteristics, forecasts of future economic conditions, reversion period, prepayments and qualitative adjustments. The allowance is measured on a collective (loan segment) basis when similar risk characteristics exist. Loans that do not share common risk characteristics are evaluated on an individual basis and are excluded from the collective evaluation. Accrued interest on loans is excluded from the calculation of the ACL due to the Company's non-accrual policy which results in the reversal of uncollectible accrued interest on non-accrual loans against interest income in a timely manner. Accrued interest receivable on loans held-for-investment totaled $12.6 million at June 30, 2021, and is reported in accrued interest receivable on the consolidated balance sheet.

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

Management utilizes five different Moody's scenarios so as to incorporate uncertainties related to the unprecedented economic environment arising from the COVID-19 pandemic. These scenarios, which range from more benign to more severe economic outlooks, represent a ‘most likely outcome’ (the “Baseline” scenario) and four less likely scenarios referred to as the “Upside” scenarios and the “Downside” scenarios. Each scenario is assigned a weighting with a majority of the weighting placed on the Baseline scenario and lower weights placed on both the Upside and Downside scenarios. The weighting assigned by management is based on the economic outlook and available information at the reporting date. The model projects economic variables under each scenario based on detailed statistical analyses. The Company has identified and selected key variables that most closely correlated to its historical credit performance, which include: Gross domestic product, unemployment, and three collateral indices: the Commercial Property Price Index, the Commercial Property Price Apartment Index and the Case-Shiller Home Price Index.

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)
Allowance for Individually Evaluated Loans

The Company measures specific reserves for individual loans that do not share common risk characteristics with other loans, consisting of all TDRs and non-accrual loans with an outstanding balance of $500,000 or greater. Loans individually evaluated for impairment are assessed to determine that the loan’s carrying value is not in excess of the estimated fair value of the collateral less cost to sell, if the loan is collateral-dependent, or the present value of the expected future cash flows, if the loan is not collateral-dependent. Management performs an evaluation of each impaired loan and generally obtains updated appraisals as part of the evaluation. In addition, management adjusts estimated fair values down to appropriately consider recent market conditions, our willingness to accept a lower sales price to effect a quick sale, and costs to dispose of any supporting collateral. Determining the estimated fair value of underlying collateral (and related costs to sell) can be difficult in illiquid real estate markets and is subject to significant assumptions and estimates. Management employs an independent third-party management firm that specializes in appraisal preparation and review to ascertain the reasonableness of updated appraisals. Projecting the expected cash flows under troubled debt restructurings which are not collateral-dependent is inherently subjective and requires, among other things, an evaluation of the borrower’s current and projected financial condition. Actual results may be significantly different than our projections and our established allowance for credit losses on these loans, which could have a material effect on our financial results. Individually impaired loans that have no impairment losses are not considered for collective allowances described earlier. At June 30, 2021 and December 31, 2020, the specific component of the ACL for loans individually evaluated for impairment was $68,000 and $73,000, respectively.

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

The table below summarizes the allowance for credit losses for off-balance sheet credit exposures (in thousands):

	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021
Balance at beginning of period	$1,702	$808
Impact of CECL adoption	—	737
Balance at beginning of period	1,702	1,545
Provision for credit losses	106	263
Balance at end of period	$1,808	$1,808

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)
The following tables set forth activity in our allowance for credit losses on loans, by loan type, as of, and for the three and six months ended June 30, 2021, and June 30, 2020 (in thousands):

	Three Months Ended June 30, 2021
	Real Estate
	Commercial (1)	One-to-Four Family	Construction and Land	Home Equity and Lines of Credit	Commercial and Industrial	Other	Total Loans (excluding PCD)	PCD	Total
Allowance for loan losses:
Beginning balance	$28,882	$5,172	$269	$643	$2,940	$9	$37,915	$5,282	$43,197
Charge-offs	—	—	—	—	(12)	—	(12)	—	(12)
Recoveries	—	1	—	1	7	—	9	—	9
Provisions (credit)	(2,342)	(563)	(10)	19	(341)	(2)	(3,239)	(462)	(3,701)
Ending balance	$26,540	$4,610	$259	$663	$2,594	$7	$34,673	$4,820	$39,493

(1) Commercial includes commercial real estate loans collateralized by owner-occupied, non-owner occupied, and multifamily properties.

	Three Months Ended June 30, 2020
	Real Estate
	Commercial	One-to-Four Family	Construction and Land	Multifamily	Home Equity and Lines of Credit	Commercial and Industrial	Other	Total Loans (excluding PCI)	PCI	Total
Allowance for loan losses:
Beginning balance	$5,444	$312	$671	$26,889	$574	$2,035	$86	$36,011	$789	$36,800
Charge-offs	(164)	—	—	—	—	(57)	—	(221)	—	(221)
Recoveries	13	2	—	—	—	3	2	20	—	20
Provisions (credit)	1,406	(42)	266	354	(16)	(135)	88	1,921	—	1,921
Ending balance	$6,699	$272	$937	$27,243	$558	$1,846	$176	$37,731	$789	$38,520

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

	Six Months Ended June 30, 2021
	Real Estate
	Commercial (1)	One-to-Four Family	Construction and Land	Home Equity and Lines of Credit	Commercial and Industrial	Other	Total Loans (excluding PCD)	PCD	Total
Beginning balance	$33,005	$207	$1,214	$260	$1,842	$198	$36,726	$881	$37,607
Impact of CECL adoption	(1,949)	5,233	(921)	419	947	(188)	3,541	6,812	10,353
Balance at January 1, 2021	31,056	5,440	293	679	2,789	10	40,267	7,693	47,960
Charge-offs	—	(21)	—	—	(12)	—	(33)	(2,411)	(2,444)
Recoveries	19	2	—	1	28	2	52	—	52
Provisions (credit)	(4,535)	(811)	(34)	(17)	(211)	(5)	(5,613)	(462)	(6,075)
Ending balance	$26,540	$4,610	$259	$663	$2,594	$7	$34,673	$4,820	$39,493

(1) Commercial includes commercial real estate loans collateralized by owner-occupied, non-owner occupied, and multifamily properties.

	Six Months Ended June 30, 2020
	Real Estate
	Commercial	One-to-Four Family	Construction and Land	Multifamily	Home Equity and Lines of Credit	Commercial and Industrial	Other	Total Loans (excluding PCI)	PCI	Total
Allowance for loan losses:
Beginning balance	$4,891	$180	$536	$20,203	$317	$1,640	$151	$27,918	$789	$28,707
Charge-offs	(597)	—	—	—	—	(94)	—	(691)	—	(691)
Recoveries	388	2	—	—	1	9	—	400	—	400
Provisions (credit)	2,017	90	401	7,040	240	291	25	10,104	—	10,104
Ending balance	$6,699	$272	$937	$27,243	$558	$1,846	$176	$37,731	$789	$38,520

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)
The following tables detail the amount of loans receivable held-for-investment, net of deferred loan fees and costs, that are evaluated, individually and collectively, for impairment, and the related portion of the allowance for loan losses that is allocated to each loan portfolio segment, at June 30, 2021 and December 31, 2020 (in thousands):

	June 30, 2021
	Real Estate
	Commercial (1)	One-to-Four Family	Construction and Land	Home Equity and Lines of Credit	Commercial and Industrial	Other	Total Loans (excluding PCD)	PCD	Total
Allowance for credit losses on loans:
Ending balance: individually evaluated for impairment	$61	$4	$—	$2	$1	$—	$68	$—	$68
Ending balance: collectively evaluated for impairment	26,479	4,606	259	661	2,593	7	34,605	4,820	39,425
Loans, net:
Ending balance	3,231,916	193,976	63,125	99,814	209,580	2,170	3,800,581	16,692	3,817,273
Ending balance: individually evaluated for impairment	9,716	1,610	1,107	43	14	—	12,490	—	12,490
Ending balance: collectively evaluated for impairment	3,222,200	192,366	62,018	99,771	76,858	2,170	3,655,383	16,692	3,672,075
PPP loans not evaluated for impairment (2)	—	—	—	—	132,708	—	132,708	—	132,708

	December 31, 2020
	Real Estate
	Commercial	One-to-Four Family	Construction and Land	Multifamily	Home Equity and Lines of Credit	Commercial and Industrial	Other	Total Loans (excluding PCI)	PCI	Total
Allowance for credit losses on loans:
Ending balance: individually evaluated for impairment	$66	$—	$—	$—	$3	$4	$—	$73	$—	$73
Ending balance: collectively evaluated for impairment	5,944	207	1,214	26,995	257	1,838	198	36,653	881	37,534
Loans, net:
Ending balance	717,566	212,222	74,351	2,512,934	93,137	191,481	3,029	3,804,720	18,518	3,823,238
Ending balance: individually evaluated for impairment	10,650	1,903	—	626	47	16	—	13,242	—	13,242
Ending balance: collectively evaluated for impairment	706,916	210,319	74,351	2,512,308	93,090	64,930	3,029	3,664,943	18,518	3,683,461
PPP loans not evaluated for impairment (2)	—	—	—	—	—	126,535	—	126,535	—	126,535

(1) Commercial includes commercial real estate loans collateralized by owner-occupied, non-owner occupied, and multifamily properties.
(2) PPP loans are guaranteed by the SBA and therefore excluded from the allowance for loan losses.

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

Note 8 – Deposits

Deposit account balances are summarized as follows (in thousands):

	June 30, 2021	December 31, 2020
Non-interest-bearing checking	$826,823	$695,831
NOW and interest-bearing checking	979,788	905,208
Savings and money market	1,788,545	1,953,885
Certificates of deposit	513,113	521,627
Total deposits	$4,108,269	$4,076,551

Interest expense on deposit accounts is summarized for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
NOW and interest-bearing checking, savings, and money market	$845	$2,894	$1,777	$6,967
Certificates of deposit	826	4,579	1,764	9,785
Total interest expense on deposit accounts	$1,671	$7,473	$3,541	$16,752

Note 9 – Equity Incentive Plans

The following table is a summary of the Company’s stock options outstanding as of June 30, 2021, and changes therein during the six months then ended.

	Number of Stock Options	Weighted Average Grant Date Fair Value	Weighted Average Exercise Price	Weighted Average Contractual Life (years)
Outstanding - December 31, 2020	2,214,193	$4.01	$13.94	3.96
Forfeited	(41,090)	3.96	13.62	—
Exercised	(138,605)	3.92	13.78	—
Outstanding - June 30, 2021	2,034,498	4.01	13.96	3.48
Exercisable - June 30, 2021	2,017,419	4.01	13.94	3.47
 Expected future stock option expense related to the non-vested options outstanding as of June 30, 2021, is $15,000 over a weighted average period of 0.4 years.
On January 29, 2021, the Company granted to directors and employees, under the 2019 Equity Incentive Plan, 147,315 restricted stock units with a total grant-date fair value of $1.8 million. Of these grants, 32,769 vest one year from the date of grant and 114,546 vest in equal installments over a five-year period beginning one year from the date of grant. The Company also issued 29,615 performance-based restricted stock units to its executive officers with a total grant date fair value of $366,041. Vesting of the performance-based restricted stock units will be based on achievement of certain levels of Core Return on Average Assets and will cliff-vest after a three-year measurement period ended January 29, 2024, based on the Company's performance relative to a peer group as determined by the Compensation Committee of the Board. At the end of the performance period, the number of actual shares to be awarded may vary between 0% and 225% of target amounts.

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

The following is a summary of the status of the Company’s restricted stock awards at June 30, 2021, and changes therein during the six months then ended.

	Number of Shares Awarded	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2020	104,010	$15.91
Granted	176,930	12.59
Vested	(38,470)	15.81
Forfeited	(5,585)	15.28
Non-vested at June 30, 2021	236,885	13.46

Expected future stock award expense related to the non-vested restricted share awards as of June 30, 2021, is $2.3 million over a weighted average period of 3.6 years.
During the three months ended June 30, 2021 and June 30, 2020, the Company recorded $261,000 and $432,000, respectively, of stock-based compensation related to the above plan. During the six months ended June 30, 2021 and June 30, 2020, the Company recorded $504,000 and $880,000, respectively, of stock-based compensation related to the above plan.

Note 10 – Fair Value Measurements
The following tables present the assets reported on the consolidated balance sheets at their estimated fair value as of June 30, 2021, and December 31, 2020, by level within the fair value hierarchy as required by the Fair Value Measurements and Disclosures Topic of the FASB ASC. Financial assets and liabilities are classified in their entirety based on the level of input that is significant to the fair value measurement. The fair value hierarchy is as follows:

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

	Fair Value Measurements at June 30, 2021 Using:
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Measured on a recurring basis:
Assets:
Investment securities:
Debt securities available-for-sale:
U.S. Government agency	$2,754	$—	$2,754	$—
Mortgage-backed securities:
Pass-through certificates:
GSE	229,767	—	229,767	—
REMICs:
GSE	740,378	—	740,378	—
	970,145	—	970,145	—
Other debt securities:
Municipal bonds	78	—	78	—
Corporate bonds	124,446	—	124,446	—
	124,524	—	124,524	—
Total debt securities available-for-sale	1,097,423	—	1,097,423	—
Trading securities	12,743	12,743	—	—
Equity securities	219	219	—	—
Total	$1,110,385	$12,962	$1,097,423	$—
Measured on a non-recurring basis:
Assets:
Loans individually evaluated for impairment:
Real estate loans:
Commercial real estate	$3,799	$—	$—	$3,799
One-to-four family residential mortgage	854	—	—	854
Multifamily	9	—	—	9
Home equity and lines of credit	29	—	—	29
Total individually evaluated real estate loans	4,691	—	—	4,691
Commercial and industrial loans	14	—	—	14
Other real estate owned	100	—	—	100
Total	$4,805	$—	$—	$4,805

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

	Fair Value Measurements at December 31, 2020 Using:
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
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

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)
The following table presents qualitative information for Level 3 assets measured at fair value on a non-recurring basis at June 30, 2021 and December 31, 2020 (dollars in thousands):

	Fair Value		Valuation Methodology	Unobservable Inputs	Range of Inputs
	June 30, 2021	December 31, 2020			June 30, 2021	December 31, 2020
Individually evaluated loans	$4,705	$5,325	Appraisals	Discount for costs to sell	7.0%	7.0%
				Discount for quick sale	10.0%	10.0%
			Discounted cash flows	Interest rates	4.88% to 6.25%	4.88% to 6.25%
Other real estate owned	100	—	Appraisals	Discount for costs to sell	7.0%	N/A

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

The valuation techniques described below were used to measure fair value of financial instruments in the tables below on a recurring basis and a non-recurring basis at June 30, 2021, and December 31, 2020.
Debt Securities Available for Sale: The estimated fair values for mortgage-backed securities, corporate, and other debt securities are obtained from an independent nationally recognized third-party pricing service. The estimated fair values are derived primarily from cash flow models, which include assumptions for interest rates, credit losses, and prepayment speeds. Broker/dealer quotes are utilized as well, when such quotes are available and deemed representative of the market. The significant inputs utilized in the cash flow models are based on market data obtained from sources independent of the Company (Observable Inputs), and are therefore classified as Level 2 within the fair value hierarchy. There were no transfers of securities between Level 1 and Level 2 during the six months ended June 30, 2021 or June 30, 2020.
Trading Securities: Fair values are derived from quoted market prices in active markets. The assets consist of publicly traded mutual funds.

Equity Securities: Fair values of equity securities consisting of publicly traded mutual funds are derived from quoted market prices in active markets.

Loans individually evaluated for impairment: At June 30, 2021 and December 31, 2020, the Company had loans individually evaluated for impairment (excluding PCD/PCI loans) with outstanding principal balances of $6.8 million and $7.4 million, respectively, which were recorded at their estimated fair value of $4.7 million and $5.3 million, respectively. The Company recorded a net decrease in the specific reserve for impaired loans of $5,000 and a net increase of $177,000 for the six months ended June 30, 2021 and June 30, 2020, respectively. Net charge-offs of $2.4 million and $291,000 were recorded for the six months ended June 30, 2021 and June 30, 2020, respectively, utilizing Level 3 inputs. For purposes of estimating the fair value of impaired loans, management utilizes independent appraisals, if the loan is collateral-dependent, adjusted downward by management, as necessary, for changes in relevant valuation factors subsequent to the appraisal date, or the present value of expected future cash flows for non-collateral dependent loans and TDRs.

Other Real Estate Owned: At June 30, 2021, the Company had assets acquired through foreclosure of $100,000, recorded at estimated fair value, less estimated selling costs when acquired, thus establishing a new cost basis. Estimated fair value is generally based on independent appraisals. These appraisals include adjustments to comparable assets based on the appraisers’ market knowledge and experience, and are considered Level 3 inputs. When an asset is acquired, the excess of the loan balance over fair value, less estimated selling costs, is charged to the allowance for loan losses. If the estimated fair value of the asset declines, a write-down is recorded through non-interest expense. The valuation of foreclosed assets is subjective in nature and may be adjusted in the future because of changes in the economic conditions.

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

The estimated fair value of the Company’s financial instruments at June 30, 2021 and December 31, 2020, is presented in the following tables (in thousands):

	June 30, 2021
		Estimated Fair Value
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$193,184	$193,184	$—	$—	$193,184
Trading securities	12,743	12,743	—	—	12,743
Debt securities available-for-sale	1,097,423	—	1,097,423	—	1,097,423
Debt securities held-to-maturity	6,417	—	6,703	—	6,703
Equity securities	219	219	—	—	219
FHLBNY stock, at cost	24,508	—	24,508	—	24,508
Net loans held-for-investment	3,777,780	—	—	3,894,985	3,894,985
Derivative assets	788	—	788	—	788
Financial liabilities:
Deposits	$4,108,269	$—	$4,112,519	$—	$4,112,519
Borrowed funds	470,329	—	481,011	—	481,011
Advance payments by borrowers for taxes and insurance	24,203	—	24,203	—	24,203
Derivative liabilities	790	—	790	—	790

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

Diluted earnings per share is computed using the same method as basic earnings per share, but reflects the potential dilution that could occur if stock options were exercised and converted into common stock and unvested shares of restricted stock vested. These potentially dilutive shares would then be included in the weighted average number of shares outstanding for the period using the treasury stock method. When applying the treasury stock method we added the assumed proceeds from option exercises and the average unamortized compensation costs related to unvested shares of restricted stock and stock options. We then divided this sum by our average stock price for the period to calculate assumed shares repurchased. The excess of the number of shares issuable over the number of shares assumed to be repurchased is added to basic weighted average common shares to calculate diluted earnings per share.

The following is a summary of the Company’s earnings per share calculations and reconciliation of basic to diluted earnings per share for the periods indicated (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income available to common stockholders	$19,794	$10,793	$38,471	$15,344

Weighted average shares outstanding-basic	48,907,585	46,837,473	49,216,157	46,814,647
Effect of non-vested restricted stock and stock options outstanding	400,076	34,017	252,651	112,857
Weighted average shares outstanding-diluted	49,307,661	46,871,490	49,468,808	46,927,504
Earnings per share-basic	$0.40	$0.23	$0.78	$0.33
Earnings per share-diluted	$0.40	$0.23	$0.78	$0.33
Anti-dilutive shares	125,744	2,316,695	564,061	1,659,262

Note 12 – Leases

The Company’s leases primarily relate to real estate property for branches and office space with terms extending from three months up to 34.0 years. At June 30, 2021, all of the Company's leases are classified as operating leases, which are required to be recognized on the consolidated balance sheets as a right-of-use asset and a corresponding lease liability.

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

At June 30, 2021, the Company’s operating lease right-of-use assets and operating lease liabilities included on the consolidated balance sheet were $34.6 million and $40.7 million, respectively. At December 31, 2020, the Company’s operating lease right-of-use assets and operating lease liabilities included on the consolidated balance sheet were $36.7 million and $42.7 million, respectively. Operating lease expense is recognized on a straight-line basis over the lease term, while variable lease payments are recognized as incurred. Variable lease payments include common area maintenance charges, real estate taxes, repairs and maintenance costs and utilities. Operating and variable lease expenses are recorded in occupancy expense on the consolidated statements of comprehensive income.

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)
Supplemental lease information at or for the six months ended June 30, 2021, and June 30, 2020 is as follows (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

Operating lease cost	$1,453	$1,423	$2,908	$2,862
Variable lease cost	1,010	956	2,245	1,500
Net lease cost	$2,463	$2,379	$5,153	$4,362
Cash paid for amounts included in measurement of operating lease liabilities	$1,691	$1,524	$3,399	$3,069
Right-of-use assets obtained in exchange for new operating lease liabilities	$—	$—	$—	$3,028
Weighted average remaining lease term			12.24 years	12.63 years
Weighted average discount rate			3.61%	3.59%
The following table summarizes lease payment obligations for each of the next five years and thereafter in addition to a reconcilement to the Company's current lease liability (in thousands):

Year	Amount
2021	$2,937
2022	5,550
2023	5,504
2024	5,067
2025	4,710
Thereafter	28,196
Total lease payments	51,964
Less: imputed interest	11,243
Present value of lease liabilities	$40,721
As of June 30, 2021, the Company had not entered into any leases that have not yet commenced.

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
The Company’s revenue streams that are within the scope of Topic 606 include service charges on deposit accounts, ATM and card interchange fees, investment services fees, and other miscellaneous income. Fees and service charges for customer services include: (i) service charges on deposit accounts, including account maintenance fees, overdraft fees, insufficient funds fees, wire fees, and other deposit related fees; (ii) ATM and card interchange fees, which include fees generated when a Bank cardholder uses a non-Bank ATM or a non-Bank cardholder uses a Bank ATM, and fees earned whenever the Bank's debit cards are processed through card payment networks such as Visa; and (iii) investment services fees earned through partnering with a third party investment and brokerage service firm to provide insurance and investment products to customers. The Company's performance obligation for fees and service charges is satisfied and related revenue recognized immediately or in the month of performance of services. For the three and six months ended June 30, 2021 and 2020, other income primarily includes rental income from subleasing one of the Company's branches to a third party and loan servicing fees. Other income is recognized at the time the transaction occurs.

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)
The following table summarizes non-interest income for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Fees and service charges for customer services:
Service charges	$690	$356	$1,410	$1,109
ATM and card interchange fees	483	275	882	579
Investment fees	154	35	232	98
Total fees and service charges for customer services	1,327	666	2,524	1,786
Income on bank-owned life insurance (1)	857	865	1,705	1,741
Gains on available-for-sale debt securities, net (1)	509	73	606	60
Gains (losses) on trading securities, net (1)	807	1,626	1,171	(366)
Gains on sales of loans (1)	1,401	665	1,401	665
Swap income (1)	—	308	—	384
Other	15	35	145	76
Total non-interest income	$4,916	$4,238	$7,552	$4,346

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

At June 30, 2021, the Company had seven interest rate swaps with a notional amount of $38.7 million. At December 31, 2020, the Company had seven interest rate swaps with a notional amount of $39.2 million. For both the three and six months ended June 30, 2021, the Company recorded net fee income of $0. For the three and six months ended June 30, 2020, the company recorded net fee income of $308,000 and $384,000, respectively.

The table below presents the fair value of the derivatives as well as their location on the consolidated balance sheets (in thousands):

	Fair Value
Balance Sheet Location	June 30, 2021	December 31, 2020
Other assets	$788	$1,498
Other liabilities	790	1,502

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)
Note 15 – Recent Accounting Pronouncements Adopted

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

ASU No. 2019-12. In December 2019, the FASB issued ASU No. 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes.” ASU No. 2019-12 simplifies accounting for income taxes by removing specific technical exceptions in ASC 740 related to the incremental approach for intra-period tax allocation, the methodology for calculating income taxes in an interim period and the recognition for deferred tax liabilities for outside basis differences. ASU No. 2019-12 also simplifies aspects of the accounting for franchise taxes and enacted changes in tax laws or rates and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. The amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. The Company adopted ASU 2019-12 on January 1, 2021, which did not have a material impact on the Company's financial condition or results of operations.

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

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:
•the disruption to local, regional, national and global economic activity caused by infectious disease outbreaks, including the outbreak of the novel coronavirus and variants there-of, including the delta variant (“COVID-19”), and the significant impact that such outbreaks may have on our growth, operations, earnings and asset quality;
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
•changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board (the “FASB”), the Securities and Exchange Commission (the "SEC"), or the Public Company Accounting Oversight Board;
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
•the ability of the U.S. Government to manage federal debt limits;
•the ability of third-party providers to perform their obligations to us;
•significant increases in our loan losses; and
•changes in the financial condition, results of operations, or future prospects of issuers of securities that we own.

Given the ongoing and dynamic nature of current economic circumstances, it is difficult to predict the full impact of the COVID-19 outbreak on our business. The extent of such impact will depend on future developments, which remain uncertain, including new information which may emerge concerning COVID-19, the new COVID-19 delta variant, and the actions to contain or treat its impact. As a result of the COVID-19 pandemic and the related adverse local and national economic consequences, we could be subject to any of the following risks, any of which could have a material, adverse effect on our business, financial condition, liquidity, and results of operations:

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
•our allowance for loan losses may increase if borrowers experience financial difficulties beyond forbearance periods, which will adversely affect our net income;
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
At June 30, 2021, we identified our policy on the allowance for credit losses to be a critical accounting policy because management has to make subjective and/or complex judgments about matters that are inherently uncertain and because it is likely that materially different amounts would be reported under different conditions or using different assumptions. On January 1, 2021, we adopted new accounting guidance which requires entities to estimate and recognize an allowance for lifetime expected credit losses for loans, unfunded credit commitments and held-to-maturity debt securities measured at amortized cost. Previously, an allowance for credit losses on loans was recognized based on probable incurred losses. See Notes 6, 7 and 15 to the consolidated financial statements for further discussion of our accounting policies and methodologies for establishing the allowance for credit losses.
The accounting estimates relating to the allowance for credit losses remain "critical accounting estimates" for the following reasons:

•Changes in the provision for credit losses can materially affect our financial results;
•Estimates relating to the allowance for credit losses require us to utilize a reasonable and supportable forecast period based upon forward-looking economic scenarios in order to estimate probability of default and loss given default rates which our CECL methodology encompasses;
•The allowance for credit losses is influenced by factors outside of our control such as industry and business trends, as well as economic conditions such as trends in housing prices, interest rates, gross domestic product, inflation, and unemployment; and
•Judgment is required to determine whether the models used to generate the allowance for credit losses produce an estimate that is sufficient to encompass the current view of lifetime expected credit losses.

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
Net income was $38.5 million for the six months ended June 30, 2021, as compared to $15.3 million for the six months ended June 30, 2020. Basic and diluted earnings per common share were $0.78 for the six months ended June 30, 2021, compared to basic and diluted earnings per common share of $0.33 for the six months ended June 30, 2020. For the six months ended June 30, 2021, our return on average assets was 1.40%, as compared to 0.61% for the six months ended June 30, 2020. For the six months ended June 30, 2021, our return on average stockholders’ equity was 10.28% as compared to 4.37% for the six months ended June 30, 2020. The most significant impact on our results of operations for the six months ended June 30, 2021, as compared to the prior year period, was the decrease in our provision for loan losses, which decreased by $16.2 million for the six months ended June 30, 2021, to a negative provision of $6.1 million, compared to a provision of $10.1 million for the six months ended June 30, 2020. The higher provision for loan losses in the first half of 2020 was primarily due to increases in the qualitative factors used in determining the adequacy of the allowance for loan losses related to unemployment, loan risk rating changes and increased risks related to loans on forbearance resulting from economic uncertainty attributable to the COVID-19 pandemic under the incurred loss methodology. For the six months ended June 30, 2021, the Company recorded a negative provision of $6.1 million, reflecting continued improvement in the economic forecast as well as an improvement in asset quality and a decline in loan balances. Earnings for the six months ended June 30, 2021 also included approximately $1.9 million of accretable income related to the payoffs of PCD loans, gains on sales of loans of $1.4 million, and $2.8 million in fees related to loans originated under the PPP. Earnings for the six months ended June 30, 2020, included gains on sales of loans of $665,000 and merger-related expenses of $384,000.

Total assets decreased by $87.6 million, or 1.6%, to $5.43 billion at June 30, 2021, from $5.51 billion at December 31, 2020, primarily due to a decrease in available-for-sale debt securities of $167.4 million, or 13.2%, and a decrease in total loans of $25.9 million, or 0.7%, partially offset by an increase in cash and cash equivalents of $105.6 million, or 120.7%.
The Company adopted the CECL accounting standard effective January 1, 2021, and recorded an increase in the allowance for credit losses of $11.1 million, comprised of $10.4 million and $737,000 for loans and unfunded commitments, respectively, including $6.8 million related to PCD loans. For PCD loans, the allowance for credit losses recorded is recognized through a gross-up that increases the amortized cost basis of loans with a corresponding increase to the allowance for credit losses, and, therefore results in no impact to stockholders' equity. The remaining increase to the allowance for credit losses of $4.3 million was offset in stockholders' equity and deferred tax assets.
Comparison of Financial Condition at June 30, 2021 and December 31, 2020
Total assets decreased $87.6 million, or 1.6%, to $5.43 billion at June 30, 2021, from $5.51 billion at December 31, 2020. The decrease was primarily due to a decrease in available-for-sale debt securities of $167.4 million, or 13.2%, and a decrease in total loans of $25.9 million, or 0.7%, partially offset by an increase in cash and cash equivalents of $105.6 million, or 120.7%.

Cash and cash equivalents increased by $105.6 million, or 120.7%, to $193.2 million at June 30, 2021, from $87.5 million at December 31, 2020, primarily due to the liquidity obtained from loans and securities sales and paydowns as well as growth in deposits. Balances fluctuate based on the timing of receipt of security and loan repayments and the redeployment of cash into higher-yielding assets such as loans and securities, or the funding of deposit outflows or borrowing maturities.

The Company’s available-for-sale debt securities portfolio decreased by $167.4 million, or 13.2%, to $1.10 billion at June 30, 2021, from $1.26 billion at December 31, 2020. The decrease was primarily attributable to sales, paydowns, maturities, and calls. At June 30, 2021, $970.1 million of the portfolio consisted of residential mortgage-backed securities issued or guaranteed by Fannie Mae, Freddie Mac, or Ginnie Mae. In addition, the Company held $2.8 million in U.S. Government agency securities, $124.4 million in corporate bonds, all of which were considered investment grade at June 30, 2021, and $78,000 in municipal bonds. The effective duration of the securities portfolio at June 30, 2021 was 1.21 years.

As of June 30, 2021, our non-owner occupied commercial real estate concentration (as defined by regulatory guidance) to total risk-based capital was approximately 461.2%. Management believes that Northfield Bank (the “Bank“) has implemented appropriate risk management practices including risk assessments, board-approved underwriting policies and related procedures, which include monitoring Bank portfolio performance, performing market analysis (economic and real estate), and stressing of the Bank’s commercial real estate portfolio under severe, adverse economic conditions. Although management believes the Bank has implemented appropriate policies and procedures to manage its commercial real estate concentration risk, the Bank’s regulators could require it to implement additional policies and procedures or could require it to maintain higher levels of regulatory capital, which might adversely affect its loan originations, ability to pay dividends, and profitability.

Loans held-for-investment, net, decreased $6.0 million to $3.82 billion at June 30, 2021, from $3.82 billion at December 31, 2020, primarily due to the $126.3 million sale of a portfolio of multifamily loans and loan payoffs in other segments, related to refinancings as rates are at historical lows, partially offset by loan growth. One-to-four family residential loans decreased by $16.8 million, or 8.0%, to $194.0 million at June 30, 2021, from $210.8 million at December 31, 2020. Multifamily real estate loans decreased by $12.7 million, or 0.5%, to $2.50 billion at June 30, 2021, from $2.51 billion at December 31, 2020. Construction and land loans decreased by $11.2 million, or 15.1%, to $63.1 million at June 30, 2021 from $74.3 million at December 31, 2020. These decreases were offset by increases in commercial real estate loans of $18.3 million, or 2.6%, to $735.3 million at June 30, 2021 from $717.0 million at December 31, 2020, and in commercial and industrial loans of $15.2 million, or 7.8%, to $209.6 million at June 30, 2021, from $194.4 million at December 31, 2020.

The following tables detail our multifamily real estate originations for the six months ended June 30, 2021 and 2020 (in thousands):

For the Six Months Ended June 30, 2021
Multifamily Originations	Weighted Average Interest Rate	Weighted Average LTV Ratio	Weighted Average Months to Next Rate Change or Maturity for Fixed Rate Loans	(F)ixed or (V)ariable	Amortization Term
$385,363	3.12%	62%	74	V	10 to 30 Years

For the Six Months Ended June 30, 2020
Multifamily Originations	Weighted Average Interest Rate	Weighted Average LTV Ratio	Weighted Average Months to Next Rate Change or Maturity for Fixed Rate Loans	(F)ixed or (V)ariable	Amortization Term
$258,084	3.66%	60%	92	V	30 Years
1,500	4.40%	47%	180	F	15 Years
$259,584	3.66%	60%

There were no loans held-for-sale at June 30, 2021 compared to $19.9 million at December 31, 2020. At December 31, 2020, loans held-for-sale were comprised of commercial real estate and multifamily loans, primarily accommodation loans that were modified in the form of interest and/or principal payment deferrals due to COVID-19 related hardships, and had not returned to contractual payments after 180 days of relief. The sale of these loans was completed in March 2021.
PCD loans totaled $16.7 million at June 30, 2021, and $18.5 million at December 31, 2020. Upon adoption of the CECL accounting standard on January 1, 2021, the allowance for credit losses related to PCD loans was recorded through a gross-up that increased the amortized cost-basis of PCD loans by $6.8 million with a corresponding increase to the allowance for credit losses. The decrease in the PCD loan balance at June 30, 2021, was due to the sale of PCD loans as well as payoffs. The majority of the remaining PCD loan balance consists of loans acquired as part of a FDIC-assisted transaction. The Company accreted interest income of $443,000 and $2.9 million attributable to PCD loans for the three and six months ended June 30, 2021, respectively, as compared to $717,000 and $1.5 million for the three and six months ended June 30, 2020, respectively. The increase in income accreted for the six months ended June 30, 2021, was related to the payoff of PCD loans. PCD loans had an allowance for credit losses of approximately $4.8 million at June 30, 2021.

Bank-owned life insurance increased $1.7 million, or 1.1%, to $163.6 million at June 30, 2021, as compared to $161.9 million at December 31, 2020. The increase resulted from income earned on bank-owned life insurance for the six months ended June 30, 2021.

Other assets increased $8.2 million, or 32.5%, to $33.6 million at June 30, 2021, from $25.4 million at December 31, 2020. The increase was primarily attributable to an increase in net deferred tax assets.

Total liabilities decreased $86.9 million, or 1.8%, to $4.67 billion at June 30, 2021, from $4.76 billion at December 31, 2020. The decrease was primarily attributable to a decrease in Federal Home Loan Bank and other borrowings of $96.5 million and a decrease in securities sold under agreements to repurchase of $25.0 million, partially offset by an increase in deposits of $31.7 million and an increase in advance payments by borrowers for taxes and insurance of $4.5 million.

Deposits increased $31.7 million, or 0.8%, to $4.11 billion at June 30, 2021, as compared to $4.08 billion at December 31, 2020. The increase was attributable to increases of $205.6 million in non-interest-bearing checking and interest-bearing checking accounts and $18.9 million in savings accounts, partially offset by a decrease of $184.2 million in money market accounts and $8.5 million in certificates of deposit. We continue to see balance runoff from high cost money market and certificates of deposit categories as we have strategically chosen not to compete on rate at this time.

Borrowings and securities sold under agreements to repurchase decreased to $470.3 million at June 30, 2021, from $591.8 million at December 31, 2020. Management utilizes borrowings to mitigate interest rate risk, for short-term liquidity, and to a lesser extent as part of leverage strategies.

The following is a table of term borrowing maturities (excluding overnight borrowings and floating rate advances) and the weighted average rate by year at June 30, 2021 (in thousands):

Year	Amount	Weighted Average Rate
2021	$48,275	2.00%
2022	120,000	2.29%
2023	87,500	2.89%
2024	50,000	2.47%
2025	112,500	1.48%
Thereafter	45,000	1.45%
	$463,275	2.11%

Total stockholders’ equity decreased by $771,000 to $753.2 million at June 30, 2021, from $754.0 million at December 31, 2020. The decrease was attributable to $24.8 million in stock repurchases, $11.8 million in dividend payments, and a $2.7 million decrease in accumulated other comprehensive income associated with a reduction in unrealized gains on our debt securities available-for-sale portfolio, partially offset by net income of $38.5 million for the six months ended June 30, 2021, and a $3.2 million increase in equity award activity. The Company repurchased 1,643,094 shares of its common stock outstanding at an average price of $15.11 for a total of $24.8 million during the six months ended June 30, 2021, pursuant to the approved stock repurchase plan. As of June 30, 2021, the Company had approximately $36.7 million in remaining capacity under its current repurchase program. In connection with the adoption of CECL, effective January 1, 2021, the Company recognized a cumulative effect adjustment that reduced stockholders’ equity by $3.1 million, net of tax, to establish initial allowances against credit losses on loans and off-balance sheet credit exposures.

Comparison of Operating Results for the Six Months Ended June 30, 2021 and 2020

Net Income. Net income was $38.5 million and $15.3 million for the six months ended June 30, 2021 and June 30, 2020, respectively. Significant variances from the comparable prior year period were as follows: an $18.7 million increase in net interest income, a $16.2 million decrease in the provision for loan losses, a $3.2 million increase in non-interest income, a $5.9 million increase in non-interest expense, and a $9.1 million increase in income tax expense.

Interest Income. Interest income increased $4.7 million, or 5.6%, to $88.3 million for the six months ended June 30, 2021, from $83.6 million for the six months ended June 30, 2020, due to an increase in the average balance of interest-earning assets of $504.2 million, or 10.6%. The increase was due primarily to increases in the average balance of loans outstanding of $381.6 million, the average balance of mortgage-backed securities of $107.4 million and the average balance of interest-earning deposits in financial institutions of $38.2 million, partially offset by decreases in the average balance of other securities of $20.8 million and the average balance of Federal Home Loan Bank of New York (“FHLBNY”) stock of $2.2 million. Partially offsetting the increase in the average balance of interest-earning assets was a 15 basis point decrease in the yields earned on interest-earning assets to 3.40% for the six months ended June 30, 2021, from 3.55% for the comparative prior year period. The decrease in earning asset yields was due to decreases in market interest rates coupled with PPP loan originations, which have lower yields than other loans. The Company accreted interest income related to its PCD/PCI loans of $2.9 million and $1.5 million for the six months ended June 30, 2021 and June 30, 2020, respectively. The increase in accretable interest income was primarily related to payoffs of PCD loans in the first quarter of 2021. Interest income for the six months ended June 30, 2021, included loan prepayment income of $2.2 million as compared to $992,000 for the six months ended June 30, 2020. Also contributing to the increase in interest income for the six months ended June 30, 2021 were fees related to loans originated under the PPP of approximately $2.8 million.

Interest Expense. Interest expense decreased $14.0 million, or 59.8%, to $9.4 million for the six months ended June 30, 2021, as compared to $23.5 million for the six months ended June 30, 2020. The decrease was due to a decrease in interest expense on deposits of $13.2 million, or 78.9%, as well as a decrease in interest expense on borrowings of $829,000, or 12.3%. The decrease in interest expense on deposits was attributable to a 86 basis point decrease in the cost of interest-bearing deposits to 0.21% for the six months ended June 30, 2021, partially offset by a $218.7 million, or 7.0% increase in the average balance of interest-bearing deposit accounts, due to our acquisition of VSB Bancorp, Inc. (“Victory”) on July 1, 2020, as well as organic deposit growth. The decrease in the cost of interest-bearing deposits was primarily due to the lower interest rate environment and a change in the composition of the deposit portfolio as the average balance of transaction accounts increased and the average balance of certificates of deposit decreased. The decrease in interest expense on borrowings was primarily attributable to a $103.1 million, or 15.2%, decrease in average borrowings outstanding, which was partially offset by a seven basis point increase in the average cost of borrowings.
Net Interest Income.  Net interest income for the six months ended June 30, 2021, increased $18.7 million, or 31.1%, to $78.9 million, from $60.2 million for the six months ended June 30, 2020, primarily due to a $504.2 million, or 10.6%, increase in the average balance of interest-earning assets and a 48 basis point increase in net interest margin to 3.03% from 2.55% for the six months ended June 30, 2020. The increase in the average balance of interest-earning assets was due to increases in the average balance of loans outstanding of $381.6 million, the average balance of mortgage-backed securities of $107.4 million and the average balance of interest-earning deposits in financial institutions of $38.2 million, partially offset by decreases in the average balance of other securities of $20.8 million and the average balance of FHLBNY stock of $2.2 million. The increase in net interest margin was primarily due to the decrease in the cost of interest-bearing liabilities outpacing the decrease in yields on interest-earning assets. Yields on interest earning assets decreased 15 basis points to 3.40% for the six months ended June 30, 2021, from 3.55% for the six months ended June 30, 2020. The cost of interest bearing liabilities decreased by 76 basis points to 0.48% for the six months ended June 30, 2021, from 1.24% for the six months ended June 30, 2020, primarily driven by lower cost of deposits.

Provision for Loan Losses. The provision for loan losses decreased by $16.2 million to a negative provision of $6.1 million for the six months ended June 30, 2021, compared to a provision of $10.1 million for the six months ended June 30, 2020, driven by continued improvement in the economic forecast and an improvement in asset quality as well as a decline in loan balances. The higher provision for loan losses in the first half of 2020 was primarily due to increases in qualitative factors used in determining the adequacy of the allowance for loan losses related to unemployment, loan risk rating changes and increased risks related to loans on forbearance resulting from economic uncertainty attributable to the COVID-19 pandemic under the incurred loss methodology. Net charge-offs were $2.4 million for the six months ended June 30, 2021, primarily related to PCD loans, as compared to $292,000 for the six months ended June 30, 2020.

On January 1, 2021, the Company adopted the CECL accounting standard. CECL requires the measurement of all expected credit losses over the life of financial instruments held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. In connection with the adoption of CECL, the Company recognized a cumulative effect adjustment that reduced stockholders’ equity by $3.1 million, net of tax. At adoption, the Company increased its allowance for credit losses by $11.1 million, comprised of $10.4 million and $737,000, respectively, for loans and unfunded commitments, including $6.8 million related to PCD loans. For PCD loans, the allowance for credit losses recorded is recognized through a gross-up that increases the amortized cost basis of loans with a corresponding increase to the allowance for credit losses, and therefore results in no impact to shareholders' equity.

Non-interest Income. Non-interest income increased $3.2 million to $7.6 million for the six months ended June 30, 2021, from $4.3 million for the six months ended June 30, 2020, due primarily to: an increase of $738,000 in fees and service charges for customer services, as the prior year period reflected fees waived and fewer transactions related to lower consumer spending in the early part of the pandemic; an increase of $546,000 in gains on sales of available-for-sale debt securities, net; a $1.5 million increase in gains on trading securities, net; and a $736,000 increase in gains on sales of loans. The increase in gains on sales of loans resulted from the sales of approximately $126.3 million of multifamily loans for gains of $1.4 million in the second quarter of 2021 compared to sales of $47.5 million of multifamily loans for gains of $665,000 in the second quarter of 2020. The Company periodically considers the sale of loans to manage its overall risk profile, including consideration of interest rate risk, concentration risk and capital deployment opportunities. For the six months ended June 30, 2021, gains on trading securities were $1.2 million as compared to losses of $366,000 for the six months ended June 30, 2020. The trading portfolio is utilized to fund the Company’s deferred compensation obligation to certain employees and directors of the Company's deferred compensation plan (the “Plan”). The participants of this Plan, at their election, defer a portion of their compensation. Gains and losses on trading securities have no effect on net income since participants benefit from, and bear the full risk of, changes in the trading securities market values. Therefore, the Company records an equal and offsetting amount in compensation expense, reflecting the change in the Company’s obligations under the Plan. Partially offsetting the increases, was a $315,000 decrease in other income primarily due to lower swap fee income for the six months ended June 30, 2021, compared to the comparable prior year period due to a lower volume of such transaction in 2021.

Non-interest Expense. Non-interest expense increased $5.9 million, or 17.6%, to $39.4 million for the six months ended June 30, 2021, compared to $33.5 million for the six months ended June 30, 2020. This was due primarily to a $3.6 million increase in employee compensation and benefits, $1.5 million of which is attributable to the increase in the Company's deferred compensation plan expense, which as discussed above has no effect on net income, as well as increases in salary and medical benefit expenses associated with increased personnel from the Victory acquisition. Additionally, occupancy expense increased by $1.1 million, primarily related to additional branches from the Victory acquisition, renovation of existing branches and higher snow removal costs in the first quarter of 2021. Data processing fees increased by $358,000 related to the Victory acquisition and organic growth in loan and deposit accounts. FDIC insurance premiums increased by $505,000 due to small bank assessment credits being applied in the prior year. Other expense increased by $537,000, primarily due to an increase in the reserve for unfunded commitments. Partially offsetting the increases was a $416,000 decrease in professional fees, primarily due to lower merger-related costs.

Income Tax Expense. The Company recorded income tax expense of $14.6 million for the six months ended June 30, 2021, compared to $5.5 million for the six months ended June 30, 2020. The effective tax rate for the six months ended June 30, 2021, was 27.5% compared to 26.5% for the six months ended June 30, 2020. The higher effective tax rate was primarily due to higher taxable income. Additionally, on April 19, 2021, the Governor of New York signed into law an increase in the New York State corporate income tax rate from 6.5% to 7.25%.

The following table sets forth average balances, average yields and costs, and certain other information for the periods indicated.

	For the Six Months Ended
	June 30, 2021			June 30, 2020
	Average Outstanding Balance	Interest	Average Yield/ Rate (1)	Average Outstanding Balance	Interest	Average Yield/ Rate (1)
Interest-earning assets:
Loans (2)	$3,911,215	$80,976	4.18%	$3,529,569	$70,680	4.03%
Mortgage-backed securities (3)	1,041,493	5,641	1.09	934,114	9,926	2.14
Other securities (3)	121,609	908	1.51	142,446	1,801	2.54
Federal Home Loan Bank of New York stock	28,169	706	5.05	30,371	1,033	6.84
Interest-earning deposits in financial institutions	141,899	72	0.10	103,673	203	0.39
Total interest-earning assets	5,244,385	88,303	3.40	4,740,173	83,643	3.55
Non-interest-earning assets	303,183			295,218
Total assets	$5,547,568			$5,035,391

Interest-bearing liabilities:
Savings, NOW, and money market accounts	$2,761,541	$1,777	0.13%	$2,067,140	$6,967	0.68%
Certificates of deposit	592,983	1,764	0.60	1,068,660	9,785	1.84
Total interest-bearing deposits	3,354,524	3,541	0.21	3,135,800	16,752	1.07
Borrowed funds	574,240	5,899	2.07	677,293	6,728	2.00
Total interest-bearing liabilities	$3,928,764	9,440	0.48	$3,813,093	23,480	1.24
Non-interest bearing deposits	767,495			423,563
Accrued expenses and other liabilities	96,759			92,543
Total liabilities	4,793,018			4,329,199
Stockholders' equity	754,550			706,192
Total liabilities and stockholders' equity	$5,547,568			$5,035,391

Net interest income		$78,863			$60,163
Net interest rate spread (4)			2.92%			2.31%
Net interest-earning assets (5)	$1,315,621			$927,080
Net interest margin (6)			3.03%			2.55%
Average interest-earning assets to interest-bearing liabilities			133.49%			124.31%

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

Comparison of Operating Results for the Three Months Ended June 30, 2021 and 2020

Net Income. Net income was $19.8 million and $10.8 million for the quarters ended June 30, 2021, and June 30, 2020, respectively. Significant variances from the comparable prior year quarter were as follows: an $8.5 million increase in net interest income, a $5.6 million decrease in the provision for loan losses, a $678,000 increase in non-interest income, a $2.0 million increase in non-interest expense, and a $3.7 million increase in income tax expense.

Interest Income. Interest income increased $2.3 million, or 5.7%, to $43.2 million for the quarter ended June 30, 2021, from $40.9 million for the quarter June 30, 2020, primarily due to an increase in the average balance of interest-earning assets of $438.9 million, or 9.2%. The increase in average balance of interest-earning assets was due primarily to increases in the average balance of loans outstanding of $360.4 million, the average balance of mortgage-backed securities of $54.3 million, the average balance of other securities of $12.7 million, and the average balance of interest-earning deposits in financial institutions of $13.4 million. Partially offsetting the increase in the average balance of interest-earning assets, was a 12 basis point decrease in the yields earned on interest-earning assets to 3.31% for the quarter ended June 30, 2021, from 3.43% for the comparable prior year quarter. The decrease in earning asset yields was due to decreases in market interest rates coupled with PPP loan originations which have lower yields than other loans. The Company accreted interest income related to its PCI loans of $443,000 and $717,000 for the quarters ended June 30, 2021 and June 30, 2020, respectively. Interest income on loans for the quarter ended June 30, 2021, included loan prepayment income of $1.3 million, as compared to $365,000 for the quarter ended June 30, 2020. Interest income for the quarter ended June 30, 2021 included PPP fee income of approximately $1.6 million.

Interest Expense. Interest expense decreased $6.1 million, or 57.4%, to $4.5 million for the quarter ended June 30, 2021, from $10.7 million for the quarter ended June 30, 2020. The decrease was due to a decrease in interest expense on deposits of $5.8 million, or 77.6%, and a decrease in interest expense on borrowings of $330,000, or 10.3%. The decrease in interest expense on deposits was attributable to a 75 basis point decrease in the cost of interest-bearing deposits to 0.20% for the quarter ended June 30, 2021, partially offset by a $173.8 million, or 5.5%, increase in the average balance of interest-bearing deposit accounts due to the Victory acquisition as well as organic deposit growth. The decrease in the cost of interest-bearing deposits was primarily due to the lower interest rate environment and a change in the composition of the deposit portfolio as the average balance of transaction accounts increased and the average balance of certificates of deposit decreased. The decrease in interest expense on borrowings was primarily attributable to a $118.4 million, or 17.5%, decrease in the balance of average borrowings outstanding, partially offset by a 16 basis point increase in the cost of borrowed funds for the quarter ended June 30, 2021 as compared to the comparable prior year quarter.
Net Interest Income. Net interest income for the quarter ended June 30, 2021, increased $8.5 million, or 28.0%, to $38.7 million for the quarter ended June 30, 2021 from $30.2 million for the quarter ended June 30, 2020, primarily due to a $438.9 million, or 9.2%, increase in the average balance of interest-earning assets, and a 43 basis point increase in net interest margin to 2.96% from 2.53% for the quarter ended June 30, 2020. The increase in the average balance of interest-earning assets was due to increases in the average balance of loans outstanding of $360.4 million, the average balance of mortgage-backed securities of $54.3 million, the average balance of other securities of $12.7 million and the average balance of interest-earning deposits in financial institutions of $13.4 million, partially offset by a decrease of $1.8 million in the average balance of FHLBNY stock. The increase in net interest margin was primarily due to the decrease in the cost of interest-bearing liabilities outpacing the decrease in yields on interest earning assets. Yields on interest earning assets decreased by 12 basis points to 3.31% for the quarter ended June 30, 2021, from 3.43% for the quarter ended June 30, 2020. The cost of interest-bearing liabilities decreased by 65 basis points to 0.47% for the quarter ended June 30, 2021, from 1.12% for the quarter ended June 30, 2020, driven primarily by lower cost of deposits due to the low interest rate environment and a change in the composition of the deposit portfolio as the average balance of transaction accounts increased and the average balance of certificates of deposit decreased. Net interest income for the quarter ended June 30, 2021, included loan prepayment income of $1.3 million, as compared to $365,000 for the quarter ended June 30, 2020. The Company accreted interest income related to PCD loans of $443,000 for the three months ended June 30, 2021, as compared to $717,000 for three months ended June 30, 2020. Net interest income for the three months ended June 30, 2021 included PPP fee income of approximately $1.6 million.

Provision for Loan Losses. The provision for loan losses decreased by $5.6 million to a negative provision of $3.7 million for the quarter ended June 30, 2021, from a provision of $1.9 million for the quarter ended June 30, 2020, driven by continued improvement in the economic forecast and an improvement in asset quality as well as a decline in loan balances. The higher provision for loan losses in the prior year quarter was primarily due to increases in the qualitative factors used in determining the adequacy of the allowance for loan losses related to unemployment and loan risk rating changes related to loan modification requests, and to a lesser extent delinquencies, resulting from economic uncertainty attributable to the COVID-19 pandemic under the incurred loss methodology. Net charge-offs were $3,000 for the quarter ended June 30, 2021, compared to $202,000 for the quarter ended June 30, 2020.

Non-interest Income. Non-interest income increased by $678,000, or 16.0%, to $4.9 million for the quarter ended June 30, 2021, from $4.2 million for the quarter ended June 30, 2020, primarily due to: an increase of $661,000 in fees and service charges for customers, as the prior year quarter reflected certain fees waived and lower consumer spending during the early part of the pandemic; an increase of $436,000 in gains on available-for-sale debt securities, net; and an increase of $736,000 in gains on sales of loans, resulting from the sales of approximately $126.3 million of multifamily loans for gains of $1.4 million in the second quarter of 2021 compared to sales of $47.5 million of multifamily loans for gains of $665,000 in the second quarter of 2020. The increases were partially offset by decreases of $819,000 in gains on trading securities, net, and $328,000 in other income, primarily related to lower swap fee income. For the quarter ended June 30, 2021, gains on trading securities, net, included gains of $807,000 related to the Company’s trading portfolio, compared to gains of $1.6 million in the comparative prior year quarter. Gains and losses on trading securities have no effect on net income since participants benefit from, and bear the full risk of, changes in the trading securities market values.

Non-interest Expense. Non-interest expense increased by $2.0 million, or 11.3%, to $19.9 million for the quarter ended June 30, 2021, from $17.9 million for the quarter ended June 30, 2020. The increase was due primarily to a $362,000 increase in compensation and employee benefits, attributable to higher salary and medical benefit expense associated with increased personnel from the Victory acquisition, partially offset by a decrease in the mark to market of deferred compensation, a $482,000 increase in occupancy expense, related to additional branches from the Victory acquisition, and renovations of existing branches, a $186,000 increase in data processing fees due to the Victory acquisition and organic growth in loan and deposit accounts, a $341,000 increase in advertising expense, and a $635,000 increase in other expense, primarily attributable an increase in the reserve for unfunded commitments.

Income Tax Expense. The Company recorded income tax expense of $7.6 million for the quarter ended June 30, 2021, compared to $3.9 million for the quarter ended June 30, 2020. The effective tax rate for the quarter ended June 30, 2021, was 27.8% compared to 26.5% for the quarter ended June 30, 2020. The higher effective tax rate was primarily due to higher taxable income. Additionally, on April 19, 2021, the Governor of New York signed into law an increase in the New York State corporate income tax rate from 6.5% to 7.25%.

The following table sets forth average balances, average yields and costs, and certain other information for the periods indicated.

	For the Three Months Ended
	June 30, 2021			June 30, 2020
	Average Outstanding Balance	Interest	Average Yield/ Rate (1)	Average Outstanding Balance	Interest	Average Yield/ Rate (1)
Interest-earning assets:
Loans (2)	$3,948,136	$39,699	4.03%	$3,587,772	$35,343	3.96%
Mortgage-backed securities (3)	967,526	2,682	1.11	913,203	4,304	1.90
Other securities (3)	141,475	484	1.37	128,818	777	2.43
Federal Home Loan Bank of New York stock	27,703	336	4.86	29,478	456	6.22
Interest-earning deposits in financial institutions	150,494	35	0.09	137,120	31	0.09
Total interest-earning assets	5,235,334	43,236	3.31	4,796,391	40,911	3.43
Non-interest-earning assets	295,768			300,511
Total assets	$5,531,102			$5,096,902

Interest-bearing liabilities:
Savings, NOW, and money market accounts	$2,754,346	$845	0.12%	$2,132,213	$2,894	0.55%
Certificates of deposit	574,899	826	0.58	1,023,276	4,579	1.80
Total interest-bearing deposits	3,329,245	1,671	0.20	3,155,489	7,473	0.95
Borrowed funds	556,682	2,878	2.07	675,109	3,208	1.91
Total interest-bearing liabilities	$3,885,927	4,549	0.47	$3,830,598	$10,681	1.12
Non-interest bearing deposits	795,613			465,082
Accrued expenses and other liabilities	95,274			91,957
Total liabilities	4,776,814			4,387,637
Stockholders' equity	754,288			709,265
Total liabilities and stockholders' equity	$5,531,102			$5,096,902

Net interest income		$38,687			$30,230
Net interest rate spread (4)			2.84%			2.31%
Net interest-earning assets (5)	$1,349,407			$965,793
Net interest margin (6)			2.96%			2.53%
Average interest-earning assets to interest-bearing liabilities			134.73%			125.21%

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

Asset Quality

PCD Loans (Held-for-Investment)

Under the new CECL standard, the Company will continue to account for PCD loans at estimated fair value using discounted expected future cash flows deemed to be collectible on the date acquired. Based on its detailed review of PCD loans and experience in loan workouts, management believes it has a reasonable expectation about the amount and timing of future cash flows and accordingly has classified PCD loans ($16.7 million at June 30, 2021 and $18.5 million at December 31, 2020) as accruing, even though they may be contractually past due. At June 30, 2021, 2.4% of PCD loans were past due 30 to 89 days, and 20.4% were past due 90 days or more, as compared to 9.6% and 35.2%, respectively, at December 31, 2020.

Loans

The following table details total non-accruing loans, non-performing loans, non-performing assets and troubled debt restructurings ("TDRs") (including held-for-sale, but excluding PCD) on which interest is accruing, and accruing loans 30 to 89 days delinquent at June 30, 2021, and December 31, 2020 ( in thousands):

	June 30, 2021	December 31, 2020
Non-accrual loans:
Held-for-investment
Real estate loans:
Commercial	$5,028	$6,229
One-to-four family residential	320	906
Construction and land	1,107	—
Multifamily	1,131	1,153
Home equity and lines of credit	128	191
Commercial and industrial	407	37
Other	3	—
Total non-accrual loans held-for-investment	8,124	8,516
Loans delinquent 90 days or more and still accruing:
Held-for-investment
Real estate loans:
Commercial	216	500
One-to-four family residential	223	174
Home equity and lines of credit	98	—
Commercial and industrial	194	436
Other	—	3
Total loans delinquent 90 days or more and still accruing held-for-investment	731	1,113
Non-performing loans held-for-sale
Real estate loans:
Commercial	—	18,250
Multifamily	—	1,612
Commercial and industrial	—	33
Total non-performing loans held-for-sale	—	19,895
Total non-performing loans	8,855	29,524
Other real estate owned	100	—
Total non-performing assets	$8,955	$29,524
Non-performing loans to total loans	0.23%	0.77%
Non-performing assets to total assets	0.17%	0.54%
Loans subject to restructuring agreements and still accruing	$7,603	$7,697
Accruing loans 30 to 89 days delinquent	$5,884	$13,982

Other Real Estate Owned

Other real estate owned is comprised of one property acquired during the six months ended June 30, 2021, as a result of foreclosure. The property is located in New Jersey and had a carrying value of approximately $100,000 and is included in other assets on the consolidated balance sheet as of June 30, 2021.

Non-performing Loans Held-for-Sale

Non-performing loans held for sale at December 31, 2020, totaled $19.9 million and were comprised of high risk commercial real estate and multifamily loans, primarily accommodation loans that were modified in the form of interest and/or principal payment deferrals due to COVID-19 related hardships, and had not returned to contractual payments after 180 days of relief. The sale of these loans was completed in the first quarter of 2021.

Accruing Loans 30 to 89 Days Delinquent

Loans 30 to 89 days delinquent and on accrual status totaled $5.9 million and $14.0 million at June 30, 2021 and December 31, 2020, respectively. The following table sets forth delinquencies for accruing loans by type and by amount at June 30, 2021 and December 31, 2020 (in thousands):

	June 30, 2021	December 31, 2020
Held-for-investment
Real estate loans:
Commercial	$2,654	$8,792
One-to-four family residential	1,219	1,152
Multifamily	1,686	1,893
Construction and land	—	994
Home equity and lines of credit	203	380
Commercial and industrial loans	122	760
Other loans	—	11
Total delinquent accruing loans	$5,884	$13,982

Loans Subject to TDR Agreements

Included in non-accruing loans are loans subject to TDR agreements totaling $3.3 million and $3.7 million at June 30, 2021, and December 31, 2020, respectively. There were no loans modified as TDRs during the three or six months ended June 30, 2021. At June 30, 2021, two of the non-accruing TDRs with an aggregate net loan balance of $452,000 were not performing in accordance with their restructured terms and are collateralized by real estate with an estimated fair value of $620,000. At December 31, 2020, two of the non-accruing TDRs totaling $462,500 were not performing in accordance with their restructured terms and were collateralized by real estate with an aggregate estimated fair value of $620,000.

The Company also holds loans subject to TDR agreements that are on accrual status totaling $7.6 million and $7.7 million at June 30, 2021 and December 31, 2020, respectively. At June 30, 2021, $7.0 million, or 92.4%, of the $7.6 million of accruing loans subject to TDR agreements were performing in accordance with their restructured terms. At December 31, 2020, $6.5 million, or 84.1%, of the $7.7 million of accruing loans subject to TDR agreements were performing in accordance with their restructured terms. Generally, the types of concessions that we make to troubled borrowers include both temporary and permanent reductions to interest rates, extensions of payment terms, and, to a lesser extent, forgiveness of principal and interest.

The following table details the amounts and categories of the loans subject to restructuring agreements by loan type as of June 30, 2021 and December 31, 2020 (in thousands):

	June 30, 2021		December 31, 2020
	Non-Accruing	Accruing	Non-Accruing	Accruing
Real estate loans:
Commercial	$3,257	$5,316	$3,292	$5,518
One-to-four family residential	—	1,610	413	1,490
Multifamily	—	619	—	626
Home equity and lines of credit	—	43	—	47
Commercial and industrial loans	—	15	—	16
	$3,257	$7,603	$3,705	$7,697

Performing in accordance with restructured terms	86.1%	92.4%	87.5%	84.1%

Management continues to evaluate the Company's exposure to increased loan losses related to the COVID-19 pandemic, in particular the commercial real estate and multifamily loan portfolios. During the second quarter of 2020, the Company implemented a customer relief program to assist borrowers that may be experiencing financial hardship due to COVID-19 related challenges. The relief program grants principal and/or interest payment deferrals typically for a period of 90 days, which management may choose to extend for additional 90 day periods. At the peak of forbearance in June 2020, the Company had 286 loans approved for payment deferral representing $360.2 million, or approximately 10% of the Company's loan portfolio. As of June 30, 2021, the Company had approximately $21.5 million, or 21 outstanding loans, (excluding PCD loans) remaining in deferral, representing approximately 0.6% of the Company’s outstanding loan portfolio (excluding PCD loans) as of that date. Loans currently in deferment status (“COVID-19 Modified Loans”) will continue to accrue interest during the deferment period unless otherwise classified as non-performing. COVID-19 Modified Loans are required to make escrow payments for real estate taxes and insurance, if applicable. The COVID-19 Modified Loan agreements also require loans to be brought back to their fully contractual terms within 12 to 18 months and include covenants that prohibit distributions, bonuses, or payments of management fees to related entities until all deferred payments are made. Consistent with industry regulatory guidance, borrowers that were otherwise current on loan payments that were granted COVID-19 related financial hardship payment deferrals will continue to be reported as current loans throughout the agreed upon deferral period. Borrowers that were delinquent in their payments to the Bank prior to requesting a COVID-19 related financial hardship payment deferral are reviewed on a case by case basis for TDR classification and non-performing loan status.

The following table sets forth the property types collateralizing our originated and acquired (excluding PCD) loans and loans in forbearance as of June 30, 2021 (dollars in thousands):

	Loan Portfolio by Property Type as of June 30, 2021					Loans in Forbearance for COVID Relief as of June 30, 2021
	Number of Loans	Amount	Average Loan Size	Weighted Average LTV Ratio	% of Total Loans	Number of Loans	Amount	Average Loan Size	Weighted Average LTV Ratio	% of Portfolio by Property Type
Commercial Real Estate and Multifamily
Multifamily(1)	1,135	$2,496,613	$2,200	55%	65.7%	4	$10,739	$2,685	34%	0.43%
Mixed use (majority of space is non-residential)	219	147,199	672	46%	3.9%	1	2,890	2,890	37%	1.96%
Retail	86	144,399	1,679	48%	3.8%	1	607	607	55%	0.42%
Office buildings	107	103,996	972	46%	2.7%	1	551	551	46%	0.53%
Accommodations	9	51,545	5,727	37%	1.4%	1	155	155	16%	0.30%
Nursing Home	5	27,501	5,500	57%	0.7%	—	—	—	—%	—%
Medical Office Buildings	24	26,661	1,111	63%	0.7%	—	—	—	—%	—%
Industrial and Manufacturing (Office and Plant)	21	17,552	836	44%	0.5%	—	—	—	—%	—%
Warehousing	29	20,677	713	45%	0.5%	—	—	—	—%	—%
Restaurant	22	12,831	583	51%	0.3%	—	—	—	—%	—%
Religious	16	10,556	660	39%	0.3%	—	—	—	—%	—%
Bank Branch	6	5,441	907	44%	0.1%	—	—	—	—%	—%
Schools/Child Day care	6	5,532	922	36%	0.2%	—	—	—	—%	—%
Automobile	18	6,384	355	52%	0.2%	—	—	—	—%	—%
Funeral Home	2	1,756	878	62%	—%	—	—	—	—%	—%
Recreational	5	7,044	1,409	47%	0.2%	2	3,221	1,611	47%	45.73%
Car Wash	1	489	489	18%	—%	—	—	—	—%	—%
Other	146	145,740	998	59%	3.8%	—	—	—	—%	—%
Total commercial real estate and multifamily	1,857	3,231,916	1,740	54%	85.0%	10	18,163	1,816	38%	0.56%
One-to-four family residential	614	193,976	316	35%	5.1%	5	2,297	459	39%	1.18%
Home equity and lines of credit	1,829	99,814	55	47%	2.6%	1	197	197	29%	0.20%
Construction and land	34	63,125	1,857	40%	1.7%	—	—	—	—%	—%
Commercial and industrial loans	2,230	209,580	94	NM	5.5%	5	850	170	NM	0.41%
Other	121	2,170	18	NM	0.1%	—	—	—	—%	—%
Total loans (excluding PCD)	6,685	$3,800,581	569		100.0%	21	$21,507	1,024		0.57%

(1) Property type is apartment units equal or greater than five units.

Of the loans currently in deferral as of June 30, 2021, two loans totaling $239,000 are in their first deferral period and 19 loans totaling $21.3 million are repeat deferrals. As of August 6, 2021, nine loans totaling $12.1 million in the table above had returned to contractual payments, including one multifamily loan totaling $9.4 million.

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
The Bank's primary sources of funds are deposits, principal and interest payments on loans and securities, borrowed funds, the proceeds from maturing securities and short-term investments, and to a lesser extent, proceeds from the sales of loans and securities and wholesale borrowings. The scheduled amortization of loans and securities, as well as proceeds from borrowed funds, are predictable sources of funds. Other funding sources, however, such as deposit inflows and loan prepayments are greatly influenced by market interest rates, economic conditions, and competition. The Bank is a member of the FHLBNY, which provides an additional source of short-term and long-term funding. The Bank also has short-term borrowing capabilities with the Federal Reserve Bank of New York. The Bank’s borrowed funds, excluding lease obligations, floating rate advances and overnight line of credit, were $463.3 million at June 30, 2021, and had a weighted average interest rate of 2.11%. A total of $123.3 million of these borrowings will mature in less than one year. Borrowed funds, excluding floating rate advances and overnight line of credit, were $585.0 million at December 31, 2020. The Bank has the ability to obtain additional funding from the FHLB of approximately $1.99 billion utilizing unencumbered securities of $515.1 million, loans of $1.43 billion, and encumbered securities of $49.2 million at June 30, 2021. Additionally, the Bank has remaining borrowing capacity utilizing encumbered securities through the FRB Discount Window of $3.5 million. The Bank expects to have sufficient funds available to meet current commitments in the normal course of business.

Northfield Bancorp, Inc. (standalone) is a separate legal entity from the Bank and must provide for its own liquidity to pay dividends, repurchase its stock, and for other corporate purposes. Northfield Bancorp, Inc.'s primary source of liquidity is dividend payments from the Bank. At June 30, 2021, Northfield Bancorp, Inc. (standalone) had liquid assets of $54.3 million.

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

At June 30, 2021, and December 31, 2020, as set forth in the following table, both Northfield Bank and Northfield Bancorp, Inc. exceeded all of the regulatory capital requirements to which they were subject at such dates.

	Northfield Bank	Northfield Bancorp, Inc.	For Capital Adequacy Purposes	For Well Capitalized Under Prompt Corrective Action Provisions
As of June 30, 2021:
CBLR	11.37%	12.77%	8.50%	8.50%
As of December 31, 2020:
CBLR	11.96%	12.73%	8.00%	8.00%
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
The following table shows the contractual obligations of the Company by expected payment period as of June 30, 2021 (in thousands):

Contractual Obligations	Total	Less than One Year	One to less than Three Years	Three to less than Five Years	More than Five Years
Borrowings	$463,275	$123,275	$182,500	$112,500	$45,000
Operating lease liabilities	51,964	5,785	10,784	9,289	26,106
Commitments to originate loans	154,859	154,859	—	—	—
Commitments to fund unused lines of credit	225,429	225,429	—	—	—

Commitments to fund unused lines of credit are agreements to lend additional funds to customers as long as there have been no violations of any of the conditions established in the agreements (original or restructured). Commitments to originate loans generally have a fixed expiration or other termination clauses, which may require payment of a fee. Since some of these loan commitments are expected to expire without being drawn upon, total commitments do not necessarily represent future cash requirements. At June 30, 2021, the reserve for commitments to fund unused lines of credit recorded in accrued expenses and other liabilities was $1.8 million.

For further information regarding our off-balance sheet arrangements and contractual obligations, see "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

Accounting Pronouncements Not Yet Adopted

ASU No. 2020-04. On March 12, 2020, FASB issued ASU No. 2020-04, “Reference Rate Reform ("ASC 848"): Facilitation of the Effects of Reference Rate Reform on Financial Reporting”, which provides temporary optional guidance to ease the potential burden in accounting for reference rate reform. The ASU provides optional expedients and exceptions for applying generally accepted accounting principles to contract modifications and hedging relationships, subject to meeting certain criteria, that reference the London Inter-Bank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued. It is intended to help stakeholders during the global market-wide reference rate transition period. The guidance is effective for all entities as of March 12, 2020 through December 31, 2022. The Company has implemented a transition plan to identify and modify its loans and other financial instruments that are either directly or indirectly influenced by LIBOR. The Company is in the process of evaluating ASU No. 2020-04 and its impact on the Company’s transition away from LIBOR for its loan and other financial instruments, with no material expected impact on the Company's financial condition or results of operations at this time.

See Note 15 of the Notes to the Unaudited Consolidated Financial Statements for information about recent accounting pronouncements adopted.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Management of Market Risk
General.  A majority of our assets and liabilities are monetary in nature. Consequently, our most significant form of market risk is interest rate risk. Our assets, consisting primarily of mortgage-related securities and loans, generally have longer maturities than our liabilities, which consist primarily of deposits and wholesale borrowings. As a result, a principal part of our business strategy involves managing interest rate risk and limiting the exposure of our net interest income to changes in market interest rates. Accordingly, our Board of Directors has established a Management Asset-Liability Committee, comprised of our Senior Vice President (“SVP”) & Chief Investment Officer and Treasurer, who chairs this Committee, our President and Chief Executive Officer, our Executive Vice President (“EVP”) & Chief Risk Officer, our EVP & Chief Financial Officer, our EVP & Chief Lending Officer, our EVP of Business Development, Branch Administration and Deposit Operations, and our SVP & Director of Marketing, and other officers and staff as necessary or appropriate. This committee is responsible for, among other things, evaluating the interest rate risk inherent in our assets and liabilities, for recommending to the risk management committee of our Board of Directors the level of risk that is appropriate given our business strategy, operating environment, capital, liquidity and performance objectives, and for managing this risk consistent with the guidelines approved by the Board of Directors.

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

Net Portfolio Value Analysis. We compute amounts by which the net present value of our assets and liabilities (net portfolio value or (“NPV”) would change in the event market interest rates changed over an assumed range of rates. Our simulation model uses a discounted cash flow analysis to measure the interest rate sensitivity of our NPV. Depending on current market interest rates, we estimate the economic value of these assets and liabilities under the assumption that interest rates experience an instantaneous and sustained increase of 100, 200, 300, or 400 basis points, or a decrease of 100 and 200 basis points, which is based on the current interest rate environment. A basis point equals one-hundredth of one percent, and 100 basis points equals one percent. An increase in interest rates from 3% to 4% would mean, for example, a 100 basis point increase in the “Change in Interest Rates” column below.

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

The following tables set forth, as of June 30, 2021 and December 31, 2020, our calculation of the estimated changes in our NPV, NPV ratio, and percent change in net interest income that would result from the designated instantaneous and sustained changes in interest rates (dollars in thousands). Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments and deposit repricing characteristics, including decay rates, and correlations to movements in interest rates, and should not be relied on as indicative of actual results.

	NPV at June 30, 2021
Change in Interest Rates (basis points)	Estimated Present Value of Assets	Estimated Present Value of Liabilities	Estimated NPV	Estimated Change In NPV	Estimated Change in NPV %	Estimated NPV/Present Value of Assets Ratio	Next 12 Months Net Interest Income Percent Change	Months 13-24 Net Interest Income Percent Change
+400	$5,045,591	$4,104,276	$941,315	$(46,092)	(4.67)%	18.66%	1.13%	18.50%
+300	5,153,110	4,200,037	953,073	(34,334)	(3.48)	18.50	0.98	14.09
+200	5,266,269	4,300,242	966,027	(21,380)	(2.17)	18.34	0.85	9.87
+100	5,381,655	4,405,529	976,126	(11,281)	(1.14)	18.14	0.48	5.13
—	5,503,906	4,516,499	987,407	—	—	17.94	—	—
(100)	5,648,542	4,643,777	1,004,765	17,358	1.76	17.79	(2.38)	(5.92)
(200)	5,767,794	4,700,457	1,067,337	79,930	8.09	18.51	(3.89)	(8.64)

	NPV at December 31, 2020
Change in Interest Rates (basis points)	Estimated Present Value of Assets	Estimated Present Value of Liabilities	Estimated NPV	Estimated Change In NPV	Estimated Change in NPV %	Estimated NPV/Present Value of Assets Ratio	Next 12 Months Net Interest Income Percent Change	Months 13-24 Net Interest Income Percent Change
+400	$5,085,541	$4,262,399	$823,142	$(29,103)	(3.41)%	16.19%	1.52%	20.02%
+300	5,183,396	4,358,918	824,478	(27,767)	(3.26)	15.91	1.35	15.41
+200	5,289,795	4,459,805	829,990	(22,255)	(2.61)	15.69	1.19	10.99
+100	5,401,377	4,565,784	835,593	(16,652)	(1.95)	15.47	0.78	5.98
—	5,529,750	4,677,505	852,245	—	—	15.41	—	—
(100)	5,678,960	4,781,710	897,250	45,005	5.28	15.80	(2.41)	(5.73)
(200)	5,814,119	4,794,445	1,019,674	167,429	19.65	17.54	(3.70)	(7.89)
At June 30, 2021, in the event of a 200 basis point decrease in interest rates, we would experience an 8.09% increase in estimated net portfolio value, a 3.89% decrease in net interest income in year one, and an 8.64% decrease in net interest income in year two. In the event of a 400 basis point increase in interest rates, we would experience a 4.67% decrease in estimated net portfolio value, a 1.13% increase in net interest income in year one and an 18.50% increase in net interest income in year two. Our policies provide that, in the event of a 200 basis point decrease or less in interest rates, our net present value ratio should decrease by no more than 300 basis points and 10%, and in the event of a 400 basis point increase or less, our net present value should decrease by no more than 475 basis points and 35%. In the event of a 200 basis point decrease or less, our projected net interest income should decrease by no more than 10% in year one and 10% in year two, and in the event of a 400 basis point increase or less, our projected net interest income should decrease by no more than 30% in year one and 20% in year two. However, when the federal funds rate is low and negative rate shocks do not produce meaningful results, management may temporarily suspend use of guidelines for negative interest rate shocks. At June 30, 2021 and December 31, 2020, we were in compliance with all Board-approved policies with respect to interest rate risk management.
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

ITEM 4.    CONTROLS AND PROCEDURES
An evaluation was performed under the supervision and with the participation of the Company’s management, including the President and Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of June 30, 2021. Based on that evaluation, the Company’s management, including the President and Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

During the three months ended June 30, 2021, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

ITEM 1.     LEGAL PROCEEDINGS
The Company and subsidiaries are subject to various legal actions arising in the normal course of business.  In the opinion of management, the resolution of these legal actions is not expected to have a material adverse effect on the Company’s consolidated financial condition or results of operations.

ITEM 1A.  RISK FACTORS
During the quarter ended June 30, 2021, there have been no material changes to the risk factors as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, as filed with the Securities and Exchange Commission, or as previously disclosed in our other filings with the Securities and Exchange Commission.

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

The following table reports information regarding purchases of the Company’s common stock during the three months ended June 30, 2021.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (in thousands)
April 1, 2021 to April 30, 2021	372,831	$16.09	372,831	$45,395
May 1, 2021 to May 31, 2021	134,984	16.57	134,984	43,158
June 1, 2021 to June 30, 2021	392,956	16.47	392,956	36,688
Total	900,771	16.32	900,771
ITEM 3.     DEFAULTS UPON SENIOR SECURITIES
    None.

ITEM 4.     MINE SAFETY DISCLOSURES
    Not applicable.

ITEM 5.     OTHER INFORMATION
    None.

ITEM 6.      EXHIBITS
    The following exhibits required by Item 601 of Regulation S-K are included with this Quarterly Report on Form 10-Q.

Exhibit Number	Description
31.1	Certification of Steven M. Klein, President and Chief Executive Officer, Pursuant to Rule 13a-14(a) and Rule 15d-14(a)
31.2	Certification of William R. Jacobs, Chief Financial Officer, Pursuant to Rule 13a-14(a) and Rule 15d-14(a)
32	Certification of Steven M. Klein, President and Chief Executive Officer, and William R. Jacobs, Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL (Extensible Business Reporting Language) Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover page information from the Company's Quarterly Report on Form 10-Q filed August 9, 2021, formatted in Inline XBRL

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTHFIELD BANCORP, INC.
(Registrant)

Date: August 9, 2021

/s/ Steven M. Klein
Steven M. Klein
President and Chief Executive Officer

/s/ William R. Jacobs
William R. Jacobs
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)