Form 10-Q
period 2021-09-30
Northfield Bancorp, Inc.
filed 2021-11-09
CIK 1493225

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021
or
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
As of October 29, 2021, the registrant had 49,619,086 shares of Common Stock, par value $0.01 per share, issued and outstanding.

NORTHFIELD BANCORP, INC.
Form 10-Q Quarterly Report

PART I
ITEM 1.     FINANCIAL STATEMENTS

NORTHFIELD BANCORP, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited) (In thousands, except share amounts)

	September 30, 2021	December 31, 2020
ASSETS:
Cash and due from banks	$15,899	$16,115
Interest-bearing deposits in other financial institutions	157,795	71,429
Total cash and cash equivalents	173,694	87,544
Trading securities	12,761	12,291
Debt securities available-for-sale, at estimated fair value (and no allowance for credit losses at September 30, 2021)	1,084,811	1,264,805
Debt securities held-to-maturity, at amortized cost	5,811	7,234
(estimated fair value of $6,083 at September 30, 2021, and $7,574 at December 31, 2020, and no allowance for credit losses at September 30, 2021)
Equity securities	5,219	253
Loans held-for-sale	—	19,895
Loans held-for-investment, net	3,816,959	3,823,238
Less: allowance for credit losses	(38,862)	(37,607)
Net loans held-for-investment	3,778,097	3,785,631
Accrued interest receivable	13,826	14,690
Bank-owned life insurance	164,490	161,924
Federal Home Loan Bank (“FHLB”) of New York stock, at cost	22,336	28,641
Operating lease right-of-use assets	35,063	36,741
Premises and equipment, net	26,562	28,188
Goodwill	41,012	41,320
Other assets	34,403	25,387
Total assets	$5,398,085	$5,514,544
LIABILITIES AND STOCKHOLDERS’ EQUITY:
LIABILITIES:
Deposits	$4,141,380	$4,076,551
Securities sold under agreements to repurchase	50,000	75,000
FHLB advances and other borrowings	371,804	516,789
Operating lease liabilities	41,090	42,734
Advance payments by borrowers for taxes and insurance	23,496	19,677
Accrued expenses and other liabilities	31,109	29,812
Total liabilities	4,658,879	4,760,563
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value: 25,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value: 150,000,000 shares authorized, 64,770,875 shares issued at
September 30, 2021 and December 31, 2020, 49,555,686 and 52,209,897 outstanding at September 30, 2021 and December 31, 2020, respectively	648	648
Additional paid-in-capital	589,280	590,506
Unallocated common stock held by employee stock ownership plan	(17,792)	(18,529)
Retained earnings	371,408	338,093
Accumulated other comprehensive income	7,633	13,160
Treasury stock at cost: 15,215,189 and 12,560,978 shares at September 30, 2021 and December 31, 2020, respectively	(211,971)	(169,897)
Total stockholders’ equity	739,206	753,981
Total liabilities and stockholders’ equity	$5,398,085	$5,514,544

See accompanying notes to unaudited consolidated financial statements.

NORTHFIELD BANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited) (In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Interest income:
Loans	$38,539	$37,025	$119,515	$107,705
Mortgage-backed securities	2,738	3,422	8,379	13,348
Other securities	494	541	1,402	2,342
FHLB of New York dividends	318	410	1,024	1,443
Deposits in other financial institutions	57	59	129	262
Total interest income	42,146	41,457	130,449	125,100
Interest expense:
Deposits	1,420	5,643	4,961	22,395
Borrowings	2,309	3,206	8,208	9,934
Total interest expense	3,729	8,849	13,169	32,329
Net interest income	38,417	32,608	117,280	92,771
(Benefit)/provision for credit losses	(148)	165	(6,223)	10,269
Net interest income after (benefit)/provision for credit losses	38,565	32,443	123,503	82,502
Non-interest income:
Fees and service charges for customer services	1,370	1,009	3,894	2,795
Income on bank-owned life insurance	862	894	2,567	2,635
Gains on available-for-sale debt securities, net	370	45	976	105
(Losses)/gains on trading securities, net	(75)	763	1,096	397
Gains on sales of loans	—	—	1,401	665
Other	101	311	246	772
Total non-interest income	2,628	3,022	10,180	7,369
Non-interest expense:
Compensation and employee benefits	10,334	13,306	31,672	31,039
Occupancy	3,425	3,540	10,626	9,618
Furniture and equipment	431	425	1,310	1,107
Data processing	1,538	3,058	4,968	6,130
Professional fees	826	1,216	2,564	3,370
Advertising	576	424	1,725	1,585
Federal Deposit Insurance Corporation insurance	336	360	1,057	576
Other	1,569	1,459	4,547	3,901
Total non-interest expense	19,035	23,788	58,469	57,326
Income before income tax expense	22,158	11,677	75,214	32,545
Income tax expense	6,078	3,095	20,663	8,619
Net income	$16,080	$8,582	$54,551	$23,926
Net income per common share:
Basic	$0.33	$0.17	$1.12	$0.50
Diluted	$0.33	$0.17	$1.11	$0.50

See accompanying notes to unaudited consolidated financial statements.

NORTHFIELD BANCORP, INC. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME - (Continued) (Unaudited) (In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income	$16,080	$8,582	$54,551	$23,926
Other comprehensive income:
Unrealized (losses) gains on debt securities available-for-sale:
Net unrealized holding (losses) gains	(3,550)	(328)	(6,700)	13,585
Less: reclassification adjustment for net gains included in net income	(370)	(45)	(976)	(105)
Net unrealized (losses) gains	(3,920)	(373)	(7,676)	13,480
Income tax benefit (expense) related to net unrealized holding (losses) gains on debt securities available-for-sale	995	92	1,876	(3,802)
Income tax expense related to reclassification adjustment for gains included in net income	103	13	273	30
Other comprehensive (loss) income, net of tax	(2,822)	(268)	(5,527)	9,708
Comprehensive income	$13,258	$8,314	$49,024	$33,634

See accompanying notes to unaudited consolidated financial statements.

NORTHFIELD BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Three Months Ended September 30, 2021 and 2020
(Unaudited) (In thousands, except share data)

	Common Stock
	Shares Outstanding	Par Value	Additional Paid-in Capital	Unallocated Common Stock Held by the Employee Stock Ownership Plan	Retained Earnings	Accumulated Other Comprehensive Income (loss) Net of tax	Treasury Stock	Total Stockholders' Equity
Balance at June 30, 2020	49,263,377	$609	$548,495	$(19,244)	$327,606	$14,675	$(159,565)	$712,576
Net income					8,582			8,582
Other comprehensive income, net of tax						(268)		(268)
ESOP shares allocated or committed to be released			50	251				301
Stock compensation expense			346					346
Restricted stock forfeitures	(1,225)		17				(17)	—
Cash dividends declared and paid ($0.11 per common share)					(5,586)			(5,586)
Issuance of stock for VSB Bancorp, Inc. acquisition	3,862,746	39	41,408					41,447
Balance at September 30, 2020	53,124,898	$648	$590,316	$(18,993)	$330,602	$14,407	$(159,582)	$757,398

Balance at June 30, 2021	50,843,651	$648	$589,664	$(18,040)	$361,638	$10,455	$(191,155)	$753,210
Net income					16,080			16,080
Other comprehensive loss, net of tax						(2,822)		(2,822)
ESOP shares allocated or committed to be released			247	248				495
Stock compensation expense			246					246
Restricted stock forfeitures	(8,554)		111				(111)	—
Exercise of stock options, net	44,196		(988)				1,435	447
Cash dividends declared and paid ($0.13 per common share)					(6,310)			(6,310)
Repurchase of treasury stock (average cost of $16.63 per share)	(1,323,607)						(22,140)	(22,140)
Balance at September 30, 2021	49,555,686	$648	$589,280	$(17,792)	$371,408	$7,633	$(211,971)	$739,206

See accompanying notes to unaudited consolidated financial statements.

NORTHFIELD BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Nine Months Ended September 30, 2021 and 2020
(Unaudited) (In thousands, except share data)

	Common Stock
	Shares Outstanding	Par Value	Additional Paid-in Capital	Unallocated Common Stock Held by the Employee Stock Ownership Plan	Retained Earnings	Accumulated Other Comprehensive Income (loss) Net of tax	Treasury Stock	Total Stockholders' Equity
Balance at December 31, 2019	49,175,347	$609	$548,486	$(19,740)	$322,581	$4,699	$(160,782)	$695,853
Net income					23,926			23,926
Other comprehensive income, net of tax						9,708		9,708
ESOP shares allocated or committed to be released			327	747				1,074
Stock compensation expense			1,227					1,227
Restricted stock issuance	83,744		(1,145)				1,145	—
Restricted stock forfeitures	(1,225)		17				(17)	—
Exercise of stock options, net	13,000		(4)				179	175
Cash dividends declared and paid ($0.33 per common share)					(15,905)			(15,905)
Repurchase of treasury stock (average cost of $12.24 per share)	(8,714)						(107)	(107)
Issuance of stock for VSB Bancorp, Inc. acquisition	3,862,746	39	41,408					41,447
Balance at September 30, 2020	53,124,898	$648	$590,316	$(18,993)	$330,602	$14,407	$(159,582)	$757,398

Balance at December 31, 2020	52,209,897	$648	$590,506	$(18,529)	$338,093	$13,160	$(169,897)	$753,981
Cumulative adjustment for adoption of ASU 2016-13					(3,087)			(3,087)
Balance at January 1, 2021	52,209,897	648	590,506	(18,529)	335,006	13,160	(169,897)	750,894
Net income					54,551			54,551
Other comprehensive loss, net of tax						(5,527)		(5,527)
ESOP shares allocated or committed to be released			661	737				1,398
Stock compensation expense			750					750
Restricted stock issuance	147,315		(1,821)				1,821	—
Restricted stock forfeitures	(11,791)		159				(159)	—
Exercise of stock options, net	176,966		(975)				3,237	2,262
Cash dividends declared and paid ($0.37 per common share)					(18,149)			(18,149)
Repurchase of treasury stock (average cost of $15.79 per share)	(2,966,701)						(46,973)	(46,973)
Balance at September 30, 2021	49,555,686	$648	$589,280	$(17,792)	$371,408	$7,633	$(211,971)	$739,206

See accompanying notes to unaudited consolidated financial statements.

NORTHFIELD BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (In thousands)

	Nine Months Ended September 30,
	2021	2020
Net income	$54,551	$23,926
Adjustments to reconcile net income to net cash provided by operating activities:
(Benefit) provision for credit losses	(6,223)	10,269
ESOP and stock compensation expense	2,148	2,301
Depreciation	2,919	2,603
Amortization of premiums, and deferred loan costs, net of (accretion) discounts, and deferred loan fees	807	3,450
Amortization of intangible assets	150	165
Amortization of operating lease right-of-use assets	3,274	3,665
Income on bank-owned life insurance	(2,567)	(2,635)
Net gain on sale of loans held-for-sale	(1,401)	(665)
Gains on available-for-sale debt securities, net	(976)	(105)
Gains on trading securities, net	(1,096)	(397)
Net sales of trading securities	626	626
Decrease in accrued interest receivable	864	1,963
Increase in other assets	(10,970)	(6,632)
Increase (decrease) in accrued expenses and other liabilities	1,297	(9,117)
Net cash provided by operating activities	43,403	29,417
Cash flows from investing activities:
Net increase in loans receivable	(116,535)	(162,384)
Proceeds from sale of loans held-for-sale	151,559	48,165
Purchases of FHLB of New York stock	(220)	(10,497)
Redemptions of FHLB of New York stock	6,525	20,610
Purchases of debt securities available-for-sale	(409,506)	(302,378)
Purchases of equity securities	(5,000)	(4,276)
Principal payments and maturities on debt securities available-for-sale	370,992	389,799
Principal payments and maturities on debt securities held-to-maturity	1,376	627
Proceeds from sale of debt securities available-for-sale	207,991	17,121
Proceeds from sale of equity securities	34	3,115
Proceeds from bank-owned life insurance	1,021	2,716
Purchases and improvements of premises and equipment	(1,293)	(1,576)
Net cash acquired in business combination	—	72,875
Net cash provided by investing activities	206,944	73,917
Cash flows from financing activities:
Net increase in deposits	64,829	358,339
Dividends paid	(18,149)	(15,905)
Exercise of stock options	2,262	175
Purchase of treasury stock	(46,973)	(107)
Increase (decrease) in advance payments by borrowers for taxes and insurance	3,819	(2,716)
Proceeds from securities sold under agreements to repurchase and other borrowings	15	370,901
Repayments related to securities sold under agreements to repurchase and other borrowings	(170,000)	(611,000)
Net cash (used in) provided by financing activities	(164,197)	99,687
Net increase in cash and cash equivalents	86,150	203,021
Cash and cash equivalents at beginning of period	87,544	147,818
Cash and cash equivalents at end of period	$173,694	$350,839

See accompanying notes to unaudited consolidated financial statements

NORTHFIELD BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)
(Unaudited) (In thousands)

	Nine Months Ended September 30,
	2021	2020
Supplemental cash flow information:
Cash paid during the period for:
Interest	$13,665	$33,468
Income taxes	27,090	11,910
Non-cash transactions:
Loan charge-offs, net	2,875	260
Transfer of loans held-for-investment to loans-held-for-sale at fair value	131,883	47,500
Transfer of loans held-for-sale at fair value to loans held-for-investment	1,612	—
Transfer of loans held-for-investment to other real estate owned	100	—
Right-of-use assets obtained in exchange for new lease liabilities	1,596	3,028
Acquisition:
Non-cash assets acquired, at fair value:
Debt securities available-for-sale	$—	$126,931
Loans	—	180,431
Accrued interest receivable	—	1,415
Bank-owned life insurance	—	5,714
Premises and equipment	—	7,789
Goodwill	—	3,183
Other assets	—	4,702
Total non-cash assets acquired	—	330,165
Non-cash liabilities assumed, at fair value:
Deposits	—	354,592
Other liabilities	—	7,001
Total non-cash liabilities assumed	—	361,593
Net non-cash liabilities assumed	—	(31,428)
Net cash and cash equivalents acquired	—	72,875
Common stock issued in acquisition	$—	$41,447

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

In the opinion of management, all adjustments (consisting solely of normal and recurring adjustments) necessary for the fair presentation of the consolidated balance sheets and the consolidated statements of comprehensive income for the unaudited periods presented have been included. The results of operations and other data presented for the three and nine months ended September 30, 2021 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2021 or for any other period. Whenever necessary, certain prior year amounts are reclassified to conform to the current year presentation.
In preparing the unaudited consolidated financial statements in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”), management has made estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated balance sheets and for the periods indicated in the consolidated statements of comprehensive income. Material estimates that are particularly susceptible to change are: the allowance for credit losses, estimated cash flows of our purchased credit-deteriorated (“PCD”, or, previously, purchased credit-impaired “PCI”) loans and the valuation allowance against deferred tax assets. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the consolidated financial statements in the period they are deemed necessary. While management uses its best judgment, actual amounts or results could differ significantly from those estimates.

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

Loans and Allowance for Credit Losses

On January 1, 2021, the Company adopted ASU No. 2016-13, “Financial Instruments - Credit Losses (Topic 326): “Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”) which replaces the incurred loss methodology with an expected loss methodology that is referred to as the current expected credit loss (“CECL”) methodology. The Company used the modified retrospective method for all financial assets measured at amortized cost and off-balance sheet credit exposures. The adoption of the new standard resulted in the Company recording an increase in the allowance for credit losses of $11.1 million, comprised of $10.4 million and $737,000 for loans and unfunded commitments, respectively, including $6.8 million related to PCD loans. For PCD loans, the allowance for credit losses recorded is recognized through a gross-up that increases the amortized cost basis of loans with a corresponding increase to the allowance for credit losses, and therefore results in no impact to shareholders' equity. The remaining increase to the allowance for credit losses of $4.3 million was offset in stockholders' equity and deferred taxes. As a result of adopting CECL, the Company's prior distinction between the originated loan portfolio and the non-PCD acquired loan portfolio is no longer necessary. Results for reporting periods beginning after January 1, 2021 are presented under CECL, while prior period amounts continue to be recorded with previously applicable U.S. GAAP. Further information regarding the impact of CECL can be found in Note 6 - Loans, Note 7 – Allowance for Credit Losses on Loans, and Note 15 - Recent Accounting Pronouncements Adopted.

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)
COVID-19

The Coronavirus Disease ("COVID-19") pandemic has negatively impacted the national and local economy, disrupted supply chains and increased unemployment levels. While vaccination rollouts, government stimulus, continued business re-openings and increased consumer activity (as social restrictions have eased) led to a sharp rebound in economic activity during the first nine months of 2021, there are substantial variations in the pace of recovery across and within corporate sectors, and economic activity both on a national level and in the markets we serve has not yet returned to pre-pandemic levels. In addition, the rise in cases of the new COVID-19 delta variant may threaten to undermine the economic recovery. The Company is committed to supporting its customers, employees and communities and continues to update protocols to adapt to the changing environment. The Company's bank branches offer drive through services without interruption, while lobbies are fully open or accessible to clients via appointment. The Company continues to provide secure and efficient remote and in-person work options for back office employees.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act was signed into law. It contains substantial tax and spending provisions intended to address the impact of the COVID-19 pandemic. The CARES Act includes a range of other provisions designed to support the U.S. economy and mitigate the impact of COVID-19 on financial institutions and their customers, including through the authorization of various relief programs and measures that the U.S. Department of the Treasury, the Small Business Administration (“SBA”), the Board of Governors of the Federal Reserve System, and other federal banking agencies have implemented or may implement.

The CARES Act includes a provision that permits a financial institution to elect to suspend temporarily troubled debt restructures (“TDR”) accounting under current U.S. GAAP in certain circumstances. To be eligible, a loan modification must be: (1) related to COVID-19; (2) executed on a loan that was not more than 30 days past due as of December 31, 2019; and (3) executed between March 1, 2020, and the earlier of (a) 60 days after the date of termination of the national emergency or (b) December 31, 2020. This relief was further extended by the Consolidated Appropriations Act to the earlier of January 1, 2022 or 60 days after the date of termination of the national emergency. The relief provided includes short-term (e.g., up to six months) modifications such as payment deferrals, fee waivers, extensions of repayment terms, or delays in payment that are insignificant. Borrowers considered current are those that are less than 30 days past due on their contractual payments at the time a modification program is implemented. The banking regulators issued similar guidance, which also clarified that a COVID-19-related modification should not be considered a TDR if the borrower was current on payments at the time the underlying loan modification program was implemented and if the modification is considered to be short-term. In response to the COVID-19 pandemic and its economic impact to customers, the Company introduced a short-term modification program in March 2020 that provided temporary payment relief to those borrowers directly impacted by COVID-19. The program allows for a deferral of payments typically for 90 days, which may be extended for additional 90 day periods. See Note 6 - Loans for additional details of the Company's loan modification program.

A provision in the CARES Act provided for a loan guarantee program called the Paycheck Protection Program (“PPP”), which provided 100% federally guaranteed loans for small businesses to cover payroll, utilities, rent and interest. These small business loans are fully guaranteed by the SBA and may be forgiven if borrowers maintain their payrolls and satisfy certain other conditions for a period of time during the COVID-19 pandemic. As of September 30, 2021, the Company had originated over 2,300 PPP loans to new and existing customers, totaling approximately $232.2 million. The PPP provides for lender processing fees that range from 1% to 5% of the final disbursement made to individual borrowers. As of September 30, 2021, we have received cumulative loan processing fees of $9.5 million, of which $6.2 million has been recognized in earnings through September 30, 2021, including $4.3 million recognized in the nine months ended September 30, 2021. The remaining unearned fees will be recognized in income over the remaining term of the loans. PPP loans are fully guaranteed by the SBA and are therefore excluded from the allowance for credit and lease losses calculation. There were 733 PPP loans totaling $72.9 million in our loan portfolio at September 30, 2021.

The Company continues to maintain a strong liquidity and capital position as a buffer to protect against the economic uncertainties presented by the COVID-19 pandemic. As of September 30, 2021, both the Company and the Bank's capital ratios were in excess of regulatory requirements and are both currently classified as well capitalized. The Company maintains access to multiple sources of liquidity and expects to have sufficient funds available to meet current commitments in the normal course of business.

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)
While the Company has not to date incurred any long-term material adverse effects on its results of operations as a result of COVID-19, the full impact of the pandemic is still unknown at this time and will depend on future developments, including the duration of the pandemic, the success of the continued COVID-19 vaccine rollout, and other actions taken by governmental authorities and other third parties in response to the pandemic. In addition, the rise in COVID-19 delta variant cases and actions taken to contain the spread of coronavirus may threaten to undermine the economic recovery and negatively impact the demand for loans and other services we offer. Because of the significant uncertainties related to the ultimate duration of the COVID-19 pandemic and its effects on our customers and prospects, and on the local and national economy, there can be no assurances as to how the crisis may ultimately affect the Company's loan portfolio, and business as a whole. As such, the Company could be subject to certain risks, any of which could have a material, adverse effect on our business, financial condition, liquidity, and results of operations.

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

The calculation of goodwill is subject to change for up to one year after the date of acquisition as additional information that existed as of the acquisition date estimates and uncertainties become available. As of September 30, 2021, the Company finalized its review of the acquired assets and liabilities and recorded an adjustment to the carrying value of goodwill and a corresponding adjustment to deferred tax assets of $304,000.

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

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)
Note 3 – Debt Securities Available-for-Sale
The following is a comparative summary of mortgage-backed and other debt securities available-for-sale at September 30, 2021, and December 31, 2020 (in thousands):

	September 30, 2021
		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
	cost	gains	losses	value
U.S. Government agency securities	$2,344	$—	$(17)	$2,327
Mortgage-backed securities:
Pass-through certificates:
Government sponsored enterprises ("GSEs")	356,687	7,341	(928)	363,100
Real estate mortgage investment conduits ("REMICs"):
GSE	556,639	4,406	(832)	560,213
	913,326	11,747	(1,760)	923,313
Other debt securities:
Municipal bonds	77	1	—	78
Corporate bonds	158,608	579	(94)	159,093
	158,685	580	(94)	159,171
Total debt securities available-for-sale	$1,074,355	$12,327	$(1,871)	$1,084,811

	December 31, 2020
		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
	cost	gains	losses	value
U.S. Government agency securities	$3,168	$—	$(10)	$3,158
Mortgage-backed securities:
Pass-through certificates:
GSE	270,867	10,720	(244)	281,343
REMICs:
GSE	884,414	7,027	(476)	890,965
Non-GSE	4	—	—	4
	1,155,285	17,747	(720)	1,172,312
Other debt securities:
Municipal bonds	122	1	—	123
Corporate bonds	87,319	1,099	—	88,418
Asset-backed securities	779	15	—	794
	88,220	1,115	—	89,335
Total debt securities available-for-sale	$1,246,673	$18,862	$(730)	$1,264,805

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)
The following is a summary of the expected maturity distribution of debt securities available-for-sale, other than mortgage-backed securities, at September 30, 2021 (in thousands):

Available-for-sale	Amortized cost	Estimated fair value
Due in one year or less	$45,327	$45,587
Due after one year through five years	98,348	98,631
Due after five years through ten years	17,354	17,280
	$161,029	$161,498
 Contractual maturities for mortgage-backed securities are not included above, as expected maturities on mortgage-backed securities may differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without penalties.

Certain debt securities available-for-sale are pledged or encumbered to secure borrowings under Pledge Agreements and Repurchase Agreements and for other purposes required by law. At September 30, 2021, the fair value of debt securities available-for-sale that were pledged to secure borrowings and deposits was $498.2 million.

For the three months ended September 30, 2021, the Company had gross proceeds of $112.5 million on sales of debt securities available-for-sale, with gross realized gains of $370,000 and no gross realized losses. For the nine months ended September 30, 2021, the Company had gross proceeds of $208.0 million on sales and calls of debt securities available-for-sale, with gross realized gains of $976,000 and no gross realized losses. For the three months ended September 30, 2020, the Company had gross proceeds of $4.5 million on sales and calls of debt securities available-for-sale, with gross realized gains of $48,000 related to sales of securities and gross realized losses of $3,000 related to calls of securities. For the nine months ended September 30, 2020, the Company had gross proceeds of $17.1 million on sales and calls of debt securities available-for-sale, with gross realized gains of $122,000 related to sales of securities and gross realized losses of $17,000 related to calls of securities. The Company recognized net losses of $75,000 and net gains of $1.1 million on its trading securities portfolio during the three and nine months ended September 30, 2021, respectively. During the three and nine months ended September 30, 2020, the Company recognized net gains of $763,000 and $397,000, respectively, on its trading securities portfolio.

Gross unrealized losses on mortgage-backed and other debt securities available-for-sale, and the estimated fair value of the related securities, aggregated by security category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2021, and December 31, 2020, were as follows (in thousands):

	September 30, 2021
	Less than 12 months		12 months or more		Total
	Unrealized	Estimated	Unrealized	Estimated	Unrealized	Estimated
	losses	fair value	losses	fair value	losses	fair value
U.S. Government agency securities	$(17)	$2,327	$—	$—	$(17)	$2,327
Mortgage-backed securities:
Pass-through certificates:
GSE	(684)	151,998	(244)	15,056	(928)	167,054
REMICs:
GSE	(783)	126,493	(49)	4,049	(832)	130,542
Other debt securities:
Corporate bonds	(94)	49,905	—	—	(94)	49,905
Total	$(1,578)	$330,723	$(293)	$19,105	$(1,871)	$349,828

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

	December 31, 2020
	Less than 12 months		12 months or more		Total
	Unrealized	Estimated	Unrealized	Estimated	Unrealized	Estimated
	losses	fair value	losses	fair value	losses	fair value
U.S. Government agency securities	$(10)	$3,158	$—	$—	$(10)	$3,158
Mortgage-backed securities:
Pass-through certificates:
GSE	(233)	28,419	(11)	459	(244)	28,878
REMICs:
GSE	(476)	210,569	—	—	(476)	210,569
Total	$(719)	$242,146	$(11)	$459	$(730)	$242,605

The Company held 15 pass-through mortgage-backed securities issued or guaranteed by GSEs and 18 REMIC mortgage-backed securities issued or guaranteed by GSEs that were in a continuous unrealized loss position of twelve months or greater at September 30, 2021. There were 14 pass-through mortgage-backed securities issued or guaranteed by GSEs, 19 REMIC mortgage-backed securities issued or guaranteed by GSEs, six corporate bonds and one U.S. Government agency security that were in an unrealized loss position of less than twelve months at September 30, 2021. All securities referred to above were rated investment grade at September 30, 2021.

Available for sale debt securities in unrealized loss positions are evaluated for impairment related to credit losses on a quarterly basis. In performing an assessment of whether any decline in fair value is due to a credit loss, the Company considers the extent to which the fair value is less than the amortized cost, changes in credit ratings, any adverse economic conditions, as well as all relevant information at the individual security level such as credit deterioration of the issuer or collateral underlying the security. In assessing the impairment, the Company compares the present value of cash flows expected to be collected with the amortized cost basis of the security. If it is determined that the decline in fair value was due to credit losses, an allowance for credit losses is recorded, limited to the amount the fair value is less than amortized cost basis. The Company did not recognize any allowance for credit losses on its available-for-sale debt securities during the three and nine months ended September 30, 2021.

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

The Company has made the accounting policy election to exclude accrued interest receivable on available-for-sale securities from the estimate of credit losses. Accrued interest receivable associated with debt securities available-for-sale totaling $1.7 million at September 30, 2021 was reported in accrued interest receivable on the consolidated balance sheet.

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

Note 4 – Debt Securities Held-to-Maturity
The following is a summary of mortgage-backed securities held-to-maturity at September 30, 2021 and December 31, 2020 (in thousands):

	September 30, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Mortgage-backed securities:
Pass-through certificates:
GSE	$5,811	$272	$—	$6,083
Total securities held-to-maturity	$5,811	$272	$—	$6,083

	December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Mortgage-backed securities:
Pass-through certificates:
GSE	$7,234	$340	$—	$7,574
Total securities held-to-maturity	$7,234	$340	$—	$7,574

Contractual maturities for mortgage-backed securities are not presented, as expected maturities on mortgage-backed securities may differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without penalties. There were no sales of held-to-maturity securities for the nine months ended September 30, 2021 or September 30, 2020.

At September 30, 2021, debt securities held-to-maturity with a carrying value of $736,000 were pledged to secure borrowings and deposits.

At September 30, 2021 and December 31, 2020, there were no debt securities held-to-maturity in an unrealized loss position.

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

The Company has made the accounting policy election to exclude accrued interest receivable on held-to-maturity securities from the estimate of credit losses. Accrued interest receivable associated with held-to-maturity securities totaling $18,000 at September 30, 2021 was reported in accrued interest receivable on the consolidated balance sheet.

Note 5 – Equity Securities

At September 30, 2021, and December 31, 2020, equity securities totaled $5.2 million and $253,000, respectively. Equity securities consist of money market mutual funds recorded at fair value of $215,000 and $253,000 at September 30, 2021 and December 31, 2020, respectively, and in addition, an investment in a private SBA loan fund (the “SBA Loan Fund”) recorded at net asset value of $5.0 million and $0 at September 30, 2021 and December 31, 2020, respectively. As the SBA Loan Fund operates as a private fund, its shares are not publicly traded and, therefore, have no readily determinable market value. The SBA Loan Fund was recorded at net asset value as a practical expedient for reporting fair value.

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

The following table summarizes the Company’s loans held-for-investment (in thousands):

	September 30,	December 31,
	2021	2020
Real estate loans:
Multifamily	$2,546,296	$2,509,310
Commercial mortgage	783,355	716,973
One-to-four family residential mortgage	187,051	210,817
Home equity and lines of credit	102,023	91,126
Construction and land	26,205	74,318
Total real estate loans	3,644,930	3,602,544
Commercial and industrial loans (1)	153,720	194,352
Other loans	2,255	3,029
Total commercial and industrial and other loans	155,975	197,381
Deferred origination loan costs, net (2)	—	4,795
Loans held-for-investment, net (excluding PCD/PCI)	3,800,905	3,804,720
PCD/PCI loans	16,054	18,518
Total Loans held-for-investment, net	3,816,959	3,823,238
Allowance for credit losses	(38,862)	(37,607)
Net loans held-for-investment	$3,778,097	$3,785,631

(1) Included in commercial and industrial loans at September 30, 2021 and December 31, 2020 are PPP loans totaling $72.9 million and $126.5 million, respectively.
(2) Under CECL, origination deferred fees, deferred fees on acquired loans, and purchase accounting adjustments in connection with loans acquired are included in loans by respective portfolio.

The Company had no loans held-for-sale at September 30, 2021. At December 31, 2020, loans held-for-sale totaled $19.9 million.

In addition to originating loans, the Company may acquire loans through portfolio purchases or acquisitions of other companies. Purchased loans that have evidence of more than insignificant credit deterioration since origination are deemed purchased credit deteriorated (“PCD”) loans. In accordance with ASU 2016-13, with its adoption of the CECL standard, the Company did not reassess whether previously recognized PCI loans accounted for under prior accounting guidance met the criteria of a PCD loan as of the date of adoption. All loans considered to be PCI prior to the adoption of CECL were converted to PCD upon adoption. For PCD loans, each loan pool is accounted for as a single asset with a single composite interest rate and an aggregate expectation of cash flows. PCD loans totaled $16.1 million at September 30, 2021, as compared to $18.5 million of PCI loans at December 31, 2020. The majority of the PCD loan balance is attributable to those loans acquired as part of a Federal Deposit Insurance Corporation-assisted transaction. At September 30, 2021, PCD loans consisted of approximately 16% one-to-four family residential loans, 25% commercial real estate loans and 47% commercial and industrial loans, with the remaining balance in construction and home equity loans. At December 31, 2020, PCI loans consisted of approximately 22% one-to-four family residential loans, 23% commercial real estate loans and 40% commercial and industrial loans, with the remaining balance in home equity loans.

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

The Company maintains a credit risk rating system as part of the risk assessment of its loan portfolio. The Company’s lending officers are required to assign a credit risk rating to each loan in their portfolio at origination. This risk rating is reviewed periodically and adjusted if necessary. Monthly, management presents monitored assets to the loan committee. In addition, the Company engages a third-party independent loan reviewer that performs semi-annual reviews of a sample of loans, validating the credit risk ratings assigned to such loans. The credit risk ratings play an important role in the establishment of the provision for credit losses on loans and the allowance for credit losses for loans held-for-investment. After determining the loss factor for each portfolio segment held-for-investment, the collectively evaluated for impairment balance of the held-for-investment portfolio is multiplied by the collectively evaluated for impairment loss factor for the respective portfolio segment in order to determine the allowance for loans collectively evaluated for impairment.

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

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)
The following table presents the Company’s loans held-for-investment, excluding PCD loans, by loan class, credit risk ratings and year of origination, at September 30, 2021 (in thousands):

	September 30, 2021
	2021	2020	2019	2018	2017	Prior	Revolving Loans	Total
Real Estate:
Multifamily
Pass	$531,300	$545,674	$355,399	$276,368	$244,623	$575,489	$489	$2,529,342
Special Mention	—	—	—	—	—	429	—	429
Substandard	—	—	4,660	3,803	—	8,062	—	16,525
Total multifamily	531,300	545,674	360,059	280,171	244,623	583,980	489	2,546,296
Commercial
Pass	89,850	73,551	98,944	100,274	67,806	288,266	36,596	755,287
Special Mention	—	—	508	—	500	4,742	—	5,750
Substandard	—	—	7,884	—	2,372	8,718	3,344	22,318
Total commercial	89,850	73,551	107,336	100,274	70,678	301,726	39,940	783,355
One-to-four family residential
Pass	4,784	9,342	12,089	13,530	12,359	128,149	603	180,856
Special Mention	—	—	529	—	—	2,368	—	2,897
Substandard	—	—	524	—	—	2,774	—	3,298
Total one-to-four family residential	4,784	9,342	13,142	13,530	12,359	133,291	603	187,051
Construction and land
Pass	—	1,556	1,377	525	2,068	3,523	17,156	26,205
Total construction and land	—	1,556	1,377	525	2,068	3,523	17,156	26,205
Home equity and lines of credit
Pass	31,485	18,195	12,156	9,063	4,142	26,323	—	101,364
Special Mention	—	—	—	—	—	301	—	301
Substandard	—	—	97	87	—	174	—	358
Total home equity and lines of credit	31,485	18,195	12,253	9,150	4,142	26,798	—	102,023
Total real estate loans	657,419	648,318	494,167	403,650	333,870	1,049,318	58,188	3,644,930
Commercial and industrial
Pass	95,854	25,987	7,399	4,089	1,027	14,882	1,876	151,114
Special Mention	—	—	279	235	138	253	—	905
Substandard	—	395	116	397	—	793	—	1,701
Total commercial and industrial	95,854	26,382	7,794	4,721	1,165	15,928	1,876	153,720
Other
Pass	1,929	165	25	33	4	99	—	2,255
Total other	1,929	165	25	33	4	99	—	2,255
Total loans held-for-investment, net	$755,202	$674,865	$501,986	$408,404	$335,039	$1,065,345	$60,064	$3,800,905

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

Past Due and Non-Accrual Loans

Included in loans receivable held-for-investment are loans for which the accrual of interest income has been discontinued due to deterioration in the financial condition of the borrowers. The recorded investment of these non-accrual loans was $7.2 million and $8.5 million at September 30, 2021, and December 31, 2020, respectively. Generally, loans are placed on non-accrual status when they become 90 days or more delinquent, or sooner if considered appropriate by management, and remain on non-accrual status until they are brought current, have six consecutive months of performance under the loan terms, and factors indicating reasonable doubt about the timely collection of payments no longer exist. Therefore, loans may be current in accordance with their loan terms, or may be less than 90 days delinquent and still be on a non-accruing status.

When an individual loan no longer demonstrates the similar credit risk characteristics as other loans within its current segment, the Company evaluates each for expected credit losses on an individual basis. All non-accrual loans $500,000 and above and all loans designated as TDRs are individually evaluated. The non-accrual amounts included in loans individually evaluated for impairment were $4.3 million and $5.5 million at September 30, 2021, and December 31, 2020, respectively. Loans on non-accrual status with principal balances less than $500,000, and therefore not individually evaluated for impairment, amounted to $2.9 million at September 30, 2021, and $3.0 million at December 31, 2020. Loans past due 90 days or more and still accruing interest were $272,000 at September 30, 2021, and $1.1 million at December 31, 2020, and consisted of loans that are considered well-secured and in the process of collection.

The Company had no loans held-for-sale at September 30, 2021. At December 31, 2020, the Company had $19.9 million in loans held-for-sale. At December 31, 2020, the loans held-for-sale were comprised of commercial real estate and multifamily loans, primarily accommodation (hotel or motel) loans that were modified in the form of interest and/or principal payment deferrals due to COVID-19 related hardships, and had not returned to contractual payments after 180 days of relief. The sale of these loans was completed in March 2021.

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)
The following tables set forth the detail, and delinquency status, of non-performing loans (non-accrual loans and loans past due 90 days or more and still accruing), net of deferred fees and costs, at September 30, 2021, and December 31, 2020, excluding PCD/PCI loans (in thousands):

	September 30, 2021
	Total Non-Performing Loans
	Non-Accruing Loans
	Current	30-89 Days Past Due	90 Days or More Past Due	Total	90 Days or More Past Due and Accruing	Total Non-Performing Loans
Loans held-for-investment:
Real estate loans:
Commercial
Substandard	$2,907	$73	$1,887	$4,867	$206	$5,073
Total commercial	2,907	73	1,887	4,867	206	5,073
One-to-four family residential
Substandard	—	—	314	314	60	374
Total one-to-four family residential	—	—	314	314	60	374
Multifamily
Substandard	—	—	1,903	1,903	—	1,903
Total multifamily	—	—	1,903	1,903	—	1,903
Home equity and lines of credit
Pass	—	—	—	—	6	6
Substandard	—	—	126	126	—	126
Total home equity and lines of credit	—	—	126	126	6	132
Total real estate	2,907	73	4,230	7,210	272	7,482
Commercial and industrial loans
Substandard	—	35	—	35	—	35
Total commercial and industrial loans	—	35	—	35	—	35
Total non-performing loans	$2,907	$108	$4,230	$7,245	$272	$7,517

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

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)
The following tables set forth the detail and delinquency status of loans held-for-investment, excluding PCD/PCI loans, net of deferred fees and costs, at September 30, 2021, and December 31, 2020 (in thousands):

	September 30, 2021
		Past Due Loans
	30-89 Days Past Due	90 Days or More Past Due	90 Days or More Past Due and Accruing	Total Past Due	Current	Total Loans Receivable, net
Loans held-for-investment:
Real estate loans:
Commercial
Pass	$346	$—	$—	$346	$754,941	$755,287
Special Mention	—	—	—	—	5,750	5,750
Substandard	1,458	1,887	206	3,551	18,767	22,318
Total commercial	1,804	1,887	206	3,897	779,458	783,355
One-to-four family residential
Pass	374	—	—	374	180,482	180,856
Special Mention	560	—	—	560	2,337	2,897
Substandard	160	314	60	534	2,764	3,298
Total one-to-four family residential	1,094	314	60	1,468	185,583	187,051
Construction and land
Pass	—	—	—	—	26,205	26,205
Total construction and land	—	—	—	—	26,205	26,205
Multifamily
Pass	1,109	—	—	1,109	2,528,233	2,529,342
Special Mention	—	—	—	—	429	429
Substandard	2,201	1,903	—	4,104	12,421	16,525
Total multifamily	3,310	1,903	—	5,213	2,541,083	2,546,296
Home equity and lines of credit
Pass	64	—	6	70	101,294	101,364
Special Mention	196	—	—	196	105	301
Substandard	97	126	—	223	135	358
Total home equity and lines of credit	357	126	6	489	101,534	102,023
Total real estate	6,565	4,230	272	11,067	3,633,863	3,644,930
Commercial and industrial
Pass	1,702	—	—	1,702	149,412	151,114
Special Mention	94	—	—	94	811	905
Substandard	35	—	—	35	1,666	1,701
Total commercial and industrial	1,831	—	—	1,831	151,889	153,720
Other loans
Pass	6	—	—	6	2,249	2,255
Total other loans	6	—	—	6	2,249	2,255
Total loans held-for-investment	$8,402	$4,230	$272	$12,904	$3,788,001	$3,800,905

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

	December 31, 2020
	Past Due Loans
	30-89 Days Past Due	90 Days or More Past Due	90 Days or More Past Due and Accruing	Total Past Due	Current	Total Loans Receivable, net
Loans held-for-investment:
Real estate loans:
Commercial
Pass	$6,072	$—	$500	$6,572	$660,996	$667,568
Special Mention	72	—	—	72	20,350	20,422
Substandard	3,185	2,863	—	6,048	23,528	29,576
Total commercial	9,329	2,863	500	12,692	704,874	717,566
One-to-four family residential
Pass	282	—	—	282	207,351	207,633
Special Mention	870	—	—	870	1,586	2,456
Substandard	—	493	174	667	1,466	2,133
Total one-to-four family residential	1,152	493	174	1,819	210,403	212,222
Construction and land
Pass	994	—	—	994	73,357	74,351
Total construction and land	994	—	—	994	73,357	74,351
Multifamily
Pass	1,283	—	—	1,283	2,496,273	2,497,556
Special Mention	—	—	—	—	458	458
Substandard	610	1,153	—	1,763	13,157	14,920
Total multifamily	1,893	1,153	—	3,046	2,509,888	2,512,934
Home equity and lines of credit
Pass	80	—	—	80	92,305	92,385
Special Mention	200	—	—	200	111	311
Substandard	100	131	—	231	210	441
Total home equity and lines of credit	380	131	—	511	92,626	93,137
Total real estate	13,748	4,640	674	19,062	3,591,148	3,610,210
Commercial and industrial
Pass	632	—	101	733	188,639	189,372
Special Mention	61	—	85	146	352	498
Substandard	67	37	250	354	1,257	1,611
Total commercial and industrial	760	37	436	1,233	190,248	191,481
Other loans
Pass	11	—	3	14	3,012	3,026
Substandard	—	—	—	—	3	3
Total other loans	11	—	3	14	3,015	3,029
Total loans held-for-investment	$14,519	$4,677	$1,113	$20,309	$3,784,411	$3,804,720

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)
The following tables summarize information on non-accrual loans, excluding PCD loans, at September 30, 2021 (in thousands):

				For the Three Months Ended September 30, 2021	For the Nine Months Ended September 30, 2021
	September 30, 2021
	Recorded Investment	Unpaid Principal Balance	With No Related Allowance	Interest Income	Interest Income
Real estate loans:
Commercial	$4,867	$5,377	$3,759	$17	$67
One-to-four family residential	314	346	—	4	10
Multifamily	1,903	1,912	516	27	60
Home equity and lines of credit	126	375	—	—	2
Commercial and industrial	35	357	2	3	7
Total non-accrual loans	$7,245	$8,367	$4,277	$51	$146

The following table summarizes impaired loans, excluding PCI loans, at December 31, 2020 (in thousands):

	December 31, 2020
	Recorded Investment	Unpaid Principal Balance	Related Allowance
With No Allowance Recorded:
Real estate loans:
Commercial	$8,838	$10,076	$—
One-to-four family residential	1,903	2,032	—
Multifamily	626	1,097	—
Home equity and lines of credit	15	15	—
Total Real Estate	11,382	13,220	—
With a Related Allowance Recorded:
Real estate loans:
Commercial	1,812	2,244	(66)
Home equity and lines of credit	32	32	(3)
Total Real Estate	1,844	2,276	(69)
Commercial and industrial loans	16	16	(4)
Total:
Real estate loans
Commercial	10,650	12,320	(66)
One-to-four family residential	1,903	2,032	—
Multifamily	626	1,097	—
Home equity and lines of credit	47	47	(3)
Commercial and industrial loans	16	16	(4)
	$13,242	$15,512	$(73)

Included in the table above at December 31, 2020, are impaired loans with carrying balances of $7.8 million that were not written down by charge-offs or for which there are no specific reserves in our allowance for credit losses. Loans not written down by charge-offs or specific reserves at December 31, 2020, are considered to have sufficient collateral values, less costs to sell, to support the carrying balances of the loans.

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)
The following table summarizes the average recorded investment in impaired loans, excluding PCI loans, and interest income recognized as of, and for, the three and nine months ended September 30, 2020 (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2020		September 30, 2020
	Average Recorded Investment	Interest Income	Average Recorded Investment	Interest Income
With No Allowance Recorded:
Real estate loans:
Commercial	$12,633	$50	$14,415	$336
One-to-four family residential	1,920	23	2,192	85
Multifamily	672	10	853	40
Home equity and lines of credit	18	1	19	1
Commercial and industrial loans	37	—	38	—
With a Related Allowance Recorded:
Real estate loans:
Commercial	4,097	26	2,514	83
One-to-four family residential	261	—	131	—
Home equity and lines of credit	32	—	32	1
Commercial and industrial loans	17	—	17	—
Total:
Real estate loans
Commercial	16,730	76	16,929	419
One-to-four family residential	2,181	23	2,323	85
Multifamily	672	10	853	40
Home equity and lines of credit	50	1	51	2
Commercial and industrial loans	54	—	55	—
	$19,687	$110	$20,211	$546

Collateral-Dependent Loans

Loans for which the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral are considered to be collateral-dependent loans. Collateral can have a significant financial effect in mitigating exposure to credit risk and, where there is sufficient collateral, an allowance for credit losses is not recognized or is minimal. For collateral-dependent loans, the allowance for credit losses is individually assessed based on the fair value of the collateral less estimated costs of sale. The Company's collateral-dependent loans are secured by real estate. Collateral values are generally based on appraisals which are adjusted for changes in market indices. As of September 30, 2021, and December 31, 2020, the Company had $9.1 million and $10.2 million of collateral-dependent impaired loans, respectively. The collateral-dependent loans at September 30, 2021 consisted of $7.6 million of commercial real estate loans, $1.1 million of multifamily loans, and $373,000 of one-to-four family residential loans. For the nine months ended September 30, 2021, there was no significant deterioration or changes in the collateral securing these loans.

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)
Troubled Debt Restructured Loans

The following tables summarize loans that were modified in a troubled debt restructuring (“TDR”) during the nine months ended September 30, 2021 and September 30, 2020:

	Nine Months Ended September 30, 2021
	Number of Relationships	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment(1)
	(in thousands)
Troubled Debt Restructurings
Commercial and industrial	1	$75	75
Total Troubled Debt Restructurings	1	$75	$75

(1) Amounts are at time of modification

	Nine Months Ended September 30, 2020
	Number of Relationships	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment(1)
	(in thousands)
Troubled Debt Restructurings
Residential	1	$187	$187
Commercial real estate	2	544	544
Total Troubled Debt Restructurings	3	$731	$731

(1) Amounts are at time of modification
There were three commercial and industrial loans to one borrower modified as a TDR during the three and nine months ended September 30, 2021, which were modified to reduce the interest rate, extend the maturity date, and restructure payment terms of the loans. There were four loans (to three borrowers) in the second table above, that requested COVID-19 relief and were modified as TDRs during the nine months ended September 30, 2020, all of which were modified to restructure payment terms. All four of the loans were delinquent and on non-accrual status prior to the implementation of our COVID-19 customer relief program (discussed further below) and were therefore considered to be TDRs.
In response to the COVID-19 pandemic and its economic impact to customers, a short-term modification program that complied with Section 4013 of the CARES Act and the Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus was implemented to provide temporary payment relief to those borrowers directly impacted by COVID-19. The program allows for deferral of payments for 90 days, which may extend for an additional 90 day period, with modifications in the form of payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment. As of September 30, 2021, substantially all of the borrowers who had requested relief have returned to contractual payments. Three borrowers, with loans totaling $798,000, did not return to their contractual status; however, they are making partial payments. Loans in deferment status (“COVID-19 Modified Loans”) have continued to accrue interest during the deferment period unless otherwise classified as non-performing. COVID-19 Modified Loans are required to make escrow payments for real estate taxes and insurance, if applicable. The COVID-19 Modified Loan agreements also require loans to be brought back to their fully contractual terms within 12 to 18 months and include covenants that prohibit distributions, bonuses, or payments of management fees to related entities until all deferred payments are made. Consistent with industry regulatory guidance, borrowers who were otherwise current on loan payments and were granted COVID-19 related financial hardship payment deferrals will continue to be reported as current loans throughout the agreed upon deferral period. Borrowers who were delinquent in their payments to the Bank prior to requesting a COVID-19 related financial hardship payment deferral are reviewed on a case by case basis for TDR classification and non-performing loan status.
At September 30, 2021 and December 31, 2020, the Company had TDRs of $10.8 million and $12.1 million, respectively.

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

At September 30, 2021 and September 30, 2020, there were no TDRs that were restructured during the preceding twelve months that subsequently defaulted.

Note 7 – Allowance for Credit Losses (“ACL”) on Loans

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

Under the CECL standard, the Company determines the ACL on loans based upon a consideration of its historical portfolio loss experience, current borrower-specific risk characteristics, forecasts of future economic conditions, reversion period, prepayments, and qualitative adjustments. The allowance is measured on a collective (loan segment) basis when similar risk characteristics exist. Loans that do not share common risk characteristics are evaluated on an individual basis and are excluded from the collective evaluation. Accrued interest on loans is excluded from the calculation of the ACL due to the Company's non-accrual policy which results in the reversal of uncollectible accrued interest on non-accrual loans against interest income in a timely manner. Accrued interest receivable on loans held-for-investment totaled $9.5 million at September 30, 2021, and is reported in accrued interest receivable on the consolidated balance sheet.

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

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

Management utilizes five different Moody's scenarios so as to incorporate uncertainties related to the unprecedented economic environment arising from the COVID-19 pandemic. These scenarios, which range from more benign to more severe economic outlooks, include a ‘most likely outcome’ (the “Baseline” scenario) and four less likely scenarios referred to as the “Upside” and “Downside” scenarios. Each scenario is assigned a weighting with a majority of the weighting placed on the Baseline scenario and lower weights placed on both the Upside and Downside scenarios. The weighting assigned by management is based on the economic outlook and available information at the reporting date. The model projects economic variables under each scenario based on detailed statistical analyses. The Company has identified and selected key variables that most closely correlated to its historical credit performance, which include: Gross domestic product, unemployment, and three collateral indices: the Commercial Property Price Index, the Commercial Property Price Apartment Index and the Case-Shiller Home Price Index.

Allowance for Individually Evaluated Loans

The Company measures specific reserves for individual loans that do not share common risk characteristics with other loans, consisting of all TDRs and non-accrual loans with an outstanding balance of $500,000 or greater. Loans individually evaluated for impairment are assessed to determine that the loan’s carrying value is not in excess of the estimated fair value of the collateral less cost to sell, if the loan is collateral-dependent, or the present value of the expected future cash flows, if the loan is not collateral-dependent. Management performs an evaluation of each impaired loan and generally obtains updated appraisals as part of the evaluation. In addition, management adjusts estimated fair values down to appropriately consider recent market conditions, our willingness to accept a lower sales price to effect a quick sale, and costs to dispose of any supporting collateral. Determining the estimated fair value of underlying collateral (and related costs to sell) can be difficult in illiquid real estate markets and is subject to significant assumptions and estimates. Management employs an independent third-party management firm that specializes in appraisal preparation and review to ascertain the reasonableness of updated appraisals. Projecting the expected cash flows under troubled debt restructurings which are not collateral-dependent is inherently subjective and requires, among other things, an evaluation of the borrower’s current and projected financial condition. Actual results may be significantly different than our projections and our established allowance for credit losses on these loans, which could have a material effect on our financial results. Individually impaired loans that have no impairment losses are not considered for collective allowances described earlier. At September 30, 2021 and December 31, 2020, the ACL for loans individually evaluated for impairment was $32,000 and $73,000, respectively.

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

The table below summarizes the allowance for credit losses for off-balance sheet credit exposures (in thousands):

	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021
Balance at beginning of period	$1,808	$808
Impact of CECL adoption	—	737
Balance at beginning of period	1,808	1,545
Provision for credit losses	265	528
Balance at end of period	$2,073	$2,073

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)
The following tables set forth activity in our allowance for credit losses on loans, by loan type, as of, and for the three and nine months ended September 30, 2021, and September 30, 2020 (in thousands):

	Three Months Ended September 30, 2021
	Real Estate
	Commercial (1)	One-to-Four Family	Construction and Land	Home Equity and Lines of Credit	Commercial and Industrial	Other	Total Loans (excluding PCD)	PCD	Total
Allowance for credit losses:
Beginning balance	$26,540	$4,610	$259	$663	$2,594	$7	$34,673	$4,820	$39,493
Charge-offs	—	—	—	—	(541)	(3)	(544)	—	(544)
Recoveries	—	27	—	25	6	3	61	—	61
Provisions (credit)	(297)	(230)	(69)	(46)	542	(1)	(101)	(47)	(148)
Ending balance	$26,243	$4,407	$190	$642	$2,601	$6	$34,089	$4,773	$38,862

(1) Commercial includes commercial real estate loans collateralized by owner-occupied, non-owner occupied, and multifamily properties.

	Three Months Ended September 30, 2020
	Real Estate
	Commercial	One-to-Four Family	Construction and Land	Multifamily	Home Equity and Lines of Credit	Commercial and Industrial	Other	Total Loans (excluding PCI)	PCI	Total
Allowance for loan losses:
Beginning balance	$6,699	$272	$937	$27,243	$558	$1,846	$176	$37,731	$789	$38,520
Charge-offs	(12)	—	—	—	—	—	—	(12)	—	(12)
Recoveries	16	—	—	—	26	1	—	43	—	43
Provisions (credit)	890	(50)	198	(596)	(157)	(73)	(47)	165	—	165
Ending balance	$7,593	$222	$1,135	$26,647	$427	$1,774	$129	$37,927	$789	$38,716

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

	Nine Months Ended September 30, 2021
	Real Estate
	Commercial (1)	One-to-Four Family	Construction and Land	Home Equity and Lines of Credit	Commercial and Industrial	Other	Total Loans (excluding PCD)	PCD	Total
Allowance for credit losses:
Beginning balance	$33,005	$207	$1,214	$260	$1,842	$198	$36,726	$881	$37,607
Impact of CECL adoption	(1,949)	5,233	(921)	419	947	(188)	3,541	6,812	10,353
Balance at January 1, 2021	31,056	5,440	293	679	2,789	10	40,267	7,693	47,960
Charge-offs	—	(21)	—	—	(553)	(3)	(577)	(2,411)	(2,988)
Recoveries	19	29	—	26	34	5	113	—	113
Provisions (credit)	(4,832)	(1,041)	(103)	(63)	331	(6)	(5,714)	(509)	(6,223)
Ending balance	$26,243	$4,407	$190	$642	$2,601	$6	$34,089	$4,773	$38,862

(1) Commercial includes commercial real estate loans collateralized by owner-occupied, non-owner occupied, and multifamily properties.

	Nine Months Ended September 30, 2020
	Real Estate
	Commercial	One-to-Four Family	Construction and Land	Multifamily	Home Equity and Lines of Credit	Commercial and Industrial	Other	Total Loans (excluding PCI)	PCI	Total
Allowance for loan losses:
Beginning balance	$4,891	$180	$536	$20,203	$317	$1,640	$151	$27,918	$789	$28,707
Charge-offs	(609)	—	—	—	—	(94)	—	(703)	—	(703)
Recoveries	411	—	—	—	26	6	—	443	—	443
Provisions (credit)	2,900	42	599	6,444	84	222	(22)	10,269	—	10,269
Ending balance	$7,593	$222	$1,135	$26,647	$427	$1,774	$129	$37,927	$789	$38,716

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)
The following tables detail the amount of loans receivable held-for-investment, net of deferred loan fees and costs, that are evaluated, individually and collectively, for impairment, and the related portion of the allowance for credit losses that is allocated to each loan portfolio segment, at September 30, 2021 and December 31, 2020 (in thousands):

	September 30, 2021
	Real Estate
	Commercial (1)	One-to-Four Family	Construction and Land	Home Equity and Lines of Credit	Commercial and Industrial	Other	Total Loans (excluding PCD)	PCD	Total
Allowance for credit losses on loans:
Ending balance: individually evaluated for impairment	$26	$3	$—	$3	$—	$—	$32	$—	$32
Ending balance: collectively evaluated for impairment	26,217	4,404	190	639	2,601	6	34,057	4,773	38,830
Loans, net:
Ending balance	3,329,651	187,051	26,205	102,023	153,720	2,255	3,800,905	16,054	3,816,959
Ending balance: individually evaluated for impairment	10,091	1,586	—	41	13	—	11,731	—	11,731
Ending balance: collectively evaluated for impairment	3,319,560	185,465	26,205	101,982	80,760	2,255	3,716,227	16,054	3,732,281
PPP loans not evaluated for impairment (2)	—	—	—	—	72,947	—	72,947	—	72,947

	December 31, 2020
	Real Estate
	Commercial	One-to-Four Family	Construction and Land	Multifamily	Home Equity and Lines of Credit	Commercial and Industrial	Other	Total Loans (excluding PCI)	PCI	Total
Allowance for loan losses:
Ending balance: individually evaluated for impairment	$66	$—	$—	$—	$3	$4	$—	$73	$—	$73
Ending balance: collectively evaluated for impairment	5,944	207	1,214	26,995	257	1,838	198	36,653	881	37,534
Loans, net:
Ending balance	717,566	212,222	74,351	2,512,934	93,137	191,481	3,029	3,804,720	18,518	3,823,238
Ending balance: individually evaluated for impairment	10,650	1,903	—	626	47	16	—	13,242	—	13,242
Ending balance: collectively evaluated for impairment	706,916	210,319	74,351	2,512,308	93,090	64,930	3,029	3,664,943	18,518	3,683,461
PPP loans not evaluated for impairment (2)	—	—	—	—	—	126,535	—	126,535	—	126,535

(1) Commercial includes commercial real estate loans collateralized by owner-occupied, non-owner occupied, and multifamily properties.
(2) PPP loans are guaranteed by the SBA and therefore excluded from the allowance for credit losses.

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

Note 8 – Deposits

Deposit account balances are summarized as follows (in thousands):

	September 30, 2021	December 31, 2020
Non-interest-bearing checking	$869,008	$695,831
NOW and interest-bearing checking	1,056,876	905,208
Savings and money market	1,807,529	1,953,885
Certificates of deposit	407,967	521,627
Total deposits	$4,141,380	$4,076,551

Interest expense on deposit accounts is summarized for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
NOW and interest-bearing checking, savings, and money market	$671	$2,023	$2,448	$8,990
Certificates of deposit	749	3,620	2,513	13,405
Total interest expense on deposit accounts	$1,420	$5,643	$4,961	$22,395

Note 9 – Equity Incentive Plans

The following table is a summary of the Company’s stock options outstanding as of September 30, 2021, and changes therein during the nine months then ended.

	Number of Stock Options	Weighted Average Grant Date Fair Value	Weighted Average Exercise Price	Weighted Average Contractual Life (years)
Outstanding - December 31, 2020	2,214,193	$4.01	$13.94	3.96
Forfeited	(41,090)	3.96	13.62	—
Exercised	(262,801)	3.93	13.56	—
Outstanding - September 30, 2021	1,910,302	4.02	14.00	3.25
Exercisable - September 30, 2021	1,893,223	4.02	13.98	3.25
 Expected future stock option expense related to the non-vested options outstanding as of September 30, 2021, is $5,000 over a weighted average period of 0.13 years.
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

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

The following is a summary of the status of the Company’s restricted stock awards at September 30, 2021, and changes therein during the nine months then ended.

	Number of Shares Awarded	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2020	104,010	$15.91
Granted	176,930	12.59
Vested	(38,470)	15.81
Forfeited	(14,138)	13.86
Non-vested at September 30, 2021	228,332	13.48

Expected future stock award expense related to the non-vested restricted share awards as of September 30, 2021, is $2.0 million over a weighted average period of 3.5 years.
During the three months ended September 30, 2021 and September 30, 2020, the Company recorded $248,000 and $217,000, respectively, of stock-based compensation related to the above plan. During the nine months ended September 30, 2021 and September 30, 2020, the Company recorded $752,000 and $1.1 million, respectively, of stock-based compensation related to the above plan.

Note 10 – Fair Value Measurements
The following tables present the assets reported on the consolidated balance sheets at their estimated fair value as of September 30, 2021, and December 31, 2020, by level within the fair value hierarchy as required by the Fair Value Measurements and Disclosures Topic of the FASB ASC. Financial assets and liabilities are classified in their entirety based on the level of input that is significant to the fair value measurement. The fair value hierarchy is as follows:

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

	Fair Value Measurements at September 30, 2021 Using:
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Measured on a recurring basis:
Assets:
Investment securities:
Debt securities available-for-sale:
U.S. Government agency	$2,327	$—	$2,327	$—
Mortgage-backed securities:
Pass-through certificates:
GSE	363,100	—	363,100	—
REMICs:
GSE	560,213	—	560,213	—
	923,313	—	923,313	—
Other debt securities:
Municipal bonds	78	—	78	—
Corporate bonds	159,093	—	159,093	—
	159,171	—	159,171	—
Total debt securities available-for-sale	1,084,811	—	1,084,811	—
Trading securities	12,761	12,761	—	—
Equity securities (1)	215	215	—	—
Total	$1,097,787	$12,976	$1,084,811	$—
Measured on a non-recurring basis:
Assets:
Loans individually evaluated for impairment:
Real estate loans:
Commercial real estate	$3,745	$—	$—	$3,745
One-to-four family residential mortgage	488	—	—	488
Multifamily	6	—	—	6
Home equity and lines of credit	28	—	—	28
Total individually evaluated real estate loans	4,267	—	—	4,267
Commercial and industrial loans	13	—	—	13
Other real estate owned	100	—	—	100
Total	$4,380	$—	$—	$4,380

(1) Excludes investment measured at net asset value of $5.0 million at September 30, 2021, which has not been classified in the fair value hierarchy.

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

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)
The following table presents qualitative information for Level 3 assets measured at fair value on a non-recurring basis at September 30, 2021 and December 31, 2020 (dollars in thousands):

	Fair Value		Valuation Methodology	Unobservable Inputs	Range of Inputs
	September 30, 2021	December 31, 2020			September 30, 2021	December 31, 2020
Individually evaluated loans	$4,280	$5,325	Appraisals	Discount for costs to sell	7.0%	7.0%
				Discount for quick sale	10.0%	10.0%
			Discounted cash flows	Interest rates	4.88% to 6.25%	4.88% to 6.25%
Other real estate owned	100	—	Appraisals	Discount for costs to sell	7.0%	N/A

The valuation techniques described below were used to measure fair value of financial instruments in the tables below on a recurring basis and a non-recurring basis at September 30, 2021, and December 31, 2020.
Debt Securities Available for Sale: The estimated fair values for mortgage-backed securities, corporate, and other debt securities are obtained from an independent nationally recognized third-party pricing service. The estimated fair values are derived primarily from cash flow models, which include assumptions for interest rates, credit losses, and prepayment speeds. Broker/dealer quotes are utilized as well, when such quotes are available and deemed representative of the market. The significant inputs utilized in the cash flow models are based on market data obtained from sources independent of the Company (Observable Inputs), and are therefore classified as Level 2 within the fair value hierarchy. There were no transfers of securities between Level 1 and Level 2 during the nine months ended September 30, 2021 or September 30, 2020.
Trading Securities: Fair values are derived from quoted market prices in active markets. The assets consist of publicly traded mutual funds.

Equity Securities: Fair values of equity securities consisting of publicly traded mutual funds are derived from quoted market prices in active markets.

Loans individually evaluated for impairment: At September 30, 2021 and December 31, 2020, the Company had loans individually evaluated for impairment (excluding PCD/PCI loans) with outstanding principal balances of $6.3 million and $7.4 million, respectively, which were recorded at their estimated fair value of $4.3 million and $5.3 million, respectively. The Company recorded a net decrease in the specific reserve for impaired loans of $42,000 and a net increase of $166,000 for the nine months ended September 30, 2021 and September 30, 2020, respectively. Net charge-offs of $2.9 million and $260,000 were recorded for the nine months ended September 30, 2021 and September 30, 2020, respectively, utilizing Level 3 inputs. For purposes of estimating the fair value of impaired loans, management utilizes independent appraisals, if the loan is collateral-dependent, adjusted downward by management, as necessary, for changes in relevant valuation factors subsequent to the appraisal date, or the present value of expected future cash flows for non-collateral dependent loans and TDRs.

Other Real Estate Owned: At September 30, 2021, the Company had assets acquired through foreclosure of $100,000, recorded at estimated fair value, less estimated selling costs when acquired, thus establishing a new cost basis. Estimated fair value is generally based on independent appraisals. These appraisals include adjustments to comparable assets based on the appraisers’ market knowledge and experience, and are considered Level 3 inputs. When an asset is acquired, the excess of the loan balance over fair value, less estimated selling costs, is charged to the allowance for credit losses. If the estimated fair value of the asset declines, a write-down is recorded through non-interest expense. The valuation of foreclosed assets is subjective in nature and may be adjusted in the future because of changes in the economic conditions.

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

The estimated fair value of the Company’s financial instruments at September 30, 2021 and December 31, 2020, is presented in the following tables (in thousands):

	September 30, 2021
		Estimated Fair Value
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$173,694	$173,694	$—	$—	$173,694
Trading securities	12,761	12,761	—	—	12,761
Debt securities available-for-sale	1,084,811	—	1,084,811	—	1,084,811
Debt securities held-to-maturity	5,811	—	6,083	—	6,083
Equity securities (1)	215	215	—	—	215
FHLBNY stock, at cost	22,336	—	22,336	—	22,336
Net loans held-for-investment	3,778,097	—	—	3,893,911	3,893,911
Derivative assets	865	—	865	—	865
Financial liabilities:
Deposits	$4,141,380	$—	$4,144,981	$—	$4,144,981
Borrowed funds	421,804	—	430,730	—	430,730
Advance payments by borrowers for taxes and insurance	23,496	—	23,496	—	23,496
Derivative liabilities	867	—	867	—	867

(1) Excludes investment measured at net asset value of $5.0 million at September 30, 2021, which has not been classified in the fair value hierarchy.

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

The following is a summary of the Company’s earnings per share calculations and reconciliation of basic to diluted earnings per share for the periods indicated (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income available to common stockholders	$16,080	$8,582	$54,551	$23,926

Weighted average shares outstanding-basic	48,095,473	50,707,691	48,838,396	48,131,005
Effect of non-vested restricted stock and stock options outstanding	390,623	12,112	298,641	79,276
Weighted average shares outstanding-diluted	48,486,096	50,719,803	49,137,037	48,210,281
Earnings per share-basic	$0.33	$0.17	$1.12	$0.50
Earnings per share-diluted	$0.33	$0.17	$1.11	$0.50
Anti-dilutive shares	125,744	2,287,010	417,955	1,868,511

Note 12 – Leases

The Company’s leases primarily relate to real estate property for branches and office space with terms extending from three months up to 33.75 years. At September 30, 2021, all of the Company's leases are classified as operating leases, which are required to be recognized on the consolidated balance sheets as a right-of-use asset and a corresponding lease liability.

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

At September 30, 2021, the Company’s operating lease right-of-use assets and operating lease liabilities included on the consolidated balance sheet were $35.1 million and $41.1 million, respectively. At December 31, 2020, the Company’s operating lease right-of-use assets and operating lease liabilities included on the consolidated balance sheet were $36.7 million and $42.7 million, respectively. Operating lease expense is recognized on a straight-line basis over the lease term, while variable lease payments are recognized as incurred. Variable lease payments include common area maintenance charges, real estate taxes, repairs and maintenance costs and utilities. Operating and variable lease expenses are recorded in occupancy expense on the consolidated statements of comprehensive income.

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)
Supplemental lease information at or for the nine months ended September 30, 2021, and September 30, 2020 is as follows (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

Operating lease cost	$1,409	$2,073	$4,317	$4,935
Variable lease cost	974	878	3,219	2,378
Net lease cost	$2,383	$2,951	$7,536	$7,313
Cash paid for amounts included in measurement of operating lease liabilities	$1,568	$2,111	$4,967	$5,180
Right-of-use assets obtained in exchange for new operating lease liabilities	$1,596	$—	$1,596	$3,028
Weighted average remaining lease term			11.89 years	12.39 years
Weighted average discount rate			3.55%	3.55%
The following table summarizes lease payment obligations for each of the next five years and thereafter in addition to a reconcilement to the Company's current lease liability (in thousands):

Year	Amount
2021	$1,571
2022	5,923
2023	5,802
2024	5,372
2025	5,024
Thereafter	28,382
Total lease payments	52,074
Less: imputed interest	10,984
Present value of lease liabilities	$41,090
As of September 30, 2021, the Company had not entered into any leases that have not yet commenced.

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
The Company’s revenue streams that are within the scope of Topic 606 include service charges on deposit accounts, ATM and card interchange fees, investment services fees, and other miscellaneous income. Fees and service charges for customer services include: (i) service charges on deposit accounts, including account maintenance fees, overdraft fees, insufficient funds fees, wire fees, and other deposit related fees; (ii) ATM and card interchange fees, which include fees generated when a Bank cardholder uses a non-Bank ATM or a non-Bank cardholder uses a Bank ATM, and fees earned whenever the Bank's debit cards are processed through card payment networks such as Visa; and (iii) investment services fees earned through partnering with a third-party investment and brokerage service firm to provide insurance and investment products to customers. The Company's performance obligation for fees and service charges is satisfied and related revenue recognized immediately or in the month of performance of services. For the three and nine months ended September 30, 2021 and 2020, other income primarily includes rental income from subleasing one of the Company's branches to a third party and loan servicing fees. Other income is recognized at the time the transaction occurs.

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)
The following table summarizes non-interest income for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Fees and service charges for customer services:
Service charges	$763	$565	$2,173	$1,674
ATM and card interchange fees	515	351	1,397	930
Investment fees	92	93	324	191
Total fees and service charges for customer services	1,370	1,009	3,894	2,795
Income on bank-owned life insurance (1)	862	894	2,567	2,635
Gains on available-for-sale debt securities, net (1)	370	45	976	105
(Losses)/gains on trading securities, net (1)	(75)	763	1,096	397
Gains on sales of loans (1)	—	—	1,401	665
Swap income (1)	—	307	—	691
Other	101	4	246	81
Total non-interest income	$2,628	$3,022	$10,180	$7,369

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

At September 30, 2021, the Company had seven interest rate swaps with a notional amount of $38.4 million. At December 31, 2020, the Company had seven interest rate swaps with a notional amount of $39.2 million. For both the three and nine months ended September 30, 2021, the Company recorded net fee income of $0. For the three and nine months ended September 30, 2020, the Company recorded net fee income of $307,000 and $691,000, respectively.

The table below presents the fair value of the derivatives as well as their location on the consolidated balance sheets (in thousands):

	Fair Value
Balance Sheet Location	September 30, 2021	December 31, 2020
Other assets	$865	$1,498
Other liabilities	867	1,502

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

ASU 2016-13 and its related amendments were initially effective for financial statements for fiscal years and interim periods beginning after December 15, 2019. The Company elected to defer the adoption of the CECL methodology permitted by the CARES Act, signed into law on March 27, 2020, which provided financial institutions with the option to defer adoption of ASU 2016-13 until the earlier of the end of the pandemic or December 31, 2020. This relief was further extended by the Consolidations Appropriations Act enacted on December 27, 2020, to the earlier of the first day of an entity's fiscal year after the date the national emergency terminates or January 1, 2022. The Company adopted ASU 2016-13 and its related amendments on January 1, 2021, using a modified retrospective approach. Our implementation process included: assessment and documentation of governance and reporting processes and related internal controls; model development, documentation and validation; and the incorporation of qualitative adjustments for model limitations, among other things. ASU 2016-13 lists several credit loss methods that are acceptable such as a discounted cash flow method, loss-rate method and probability of default/loss given default (“PD/LGD”) method. The Company utilizes the PD/LGD methodology to estimate its allowance for credit losses.

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

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:
•the disruption to local, regional, national and global economic activity caused by infectious disease outbreaks, including the outbreak of the novel coronavirus and variants thereof, including the delta variant (“COVID-19”), and the significant impact that such outbreaks may have on our growth, operations, earnings and asset quality;
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
•changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board (the “FASB”), the Securities and Exchange Commission (the “SEC”), or the Public Company Accounting Oversight Board;
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
•our allowance for credit losses may increase if borrowers experience financial difficulties beyond forbearance periods or if the economic assumptions upon which we rely worsen, which will adversely affect our net income;
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
•Government action in response to the COVID-19 pandemic and its effects on our business and operations, including vaccination mandates and their effects on our workforce, human capital resources and infrastructure.

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
At September 30, 2021, we identified our policy on the allowance for credit losses to be a critical accounting policy because management has to make subjective and/or complex judgments about matters that are inherently uncertain and because it is likely that materially different amounts would be reported under different conditions or using different assumptions. On January 1, 2021, we adopted new accounting guidance which requires entities to estimate and recognize an allowance for lifetime expected credit losses for loans, unfunded credit commitments and held-to-maturity debt securities measured at amortized cost. Previously, an allowance for credit losses on loans was recognized based on probable incurred losses. See Notes 6, 7 and 15 to the consolidated financial statements for further discussion of our accounting policies and methodologies for establishing the allowance for credit losses.
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

Overview
This overview highlights selected information and may not contain all the information that is important to you in understanding our performance during the periods presented. For a more complete understanding of trends, events, commitments, uncertainties, liquidity, capital resources, and critical accounting estimates, you should read this entire document carefully, as well as our Annual Report on Form 10-K for the year ended December 31, 2020.
Net income was $54.6 million for the nine months ended September 30, 2021, as compared to $23.9 million for the nine months ended September 30, 2020. Basic and diluted earnings per common share were $1.12 and $1.11 for the nine months ended September 30, 2021, respectively, compared to basic and diluted earnings per common share of $0.50 for the nine months ended September 30, 2020. For the nine months ended September 30, 2021, our return on average assets was 1.33%, as compared to 0.62% for the nine months ended September 30, 2020. For the nine months ended September 30, 2021, our return on average stockholders’ equity was 9.68% as compared to 4.45% for the nine months ended September 30, 2020. The most significant impact on our results of operations for the nine months ended September 30, 2021, as compared to the prior year period, was a $16.5 million decrease in our provision for credit losses on loans to a benefit of $6.2 million, compared to a provision of $10.3 million for the nine months ended September 30, 2020. The provision for loan losses in the prior year was primarily due to increases in the qualitative factors used in determining the adequacy of the allowance for credit losses related to unemployment, loan risk rating changes and increased risks related to loans on forbearance resulting from economic uncertainty attributable to the COVID-19 pandemic under the incurred loss methodology. The benefit for the nine months ended September 30, 2021 reflected continued improvement in the economic forecast as well as an improvement in asset quality. Additionally, earnings for the nine months ended September 30, 2021, benefited from net interest income generated from accelerated accretion of fees related to the forgiveness of PPP loans of $4.3 million, a gain on sale of loans of $1.4 million, and $1.9 million of accretable income related to the payoffs of PCD loans. Earnings for the nine months ended September 30, 2020, included merger-related expenses associated with the acquisition of VSB Bancorp, Inc. (“Victory”) of $4.3 million and a gain on sale of loans of $665,000.

Total assets decreased by $116.5 million, or 2.1%, to $5.40 billion at September 30, 2021, from $5.51 billion at December 31, 2020, primarily due to a decrease in available-for-sale debt securities of $180.0 million, or 14.2%, and a decrease in total loans of $26.2 million, or 0.7%, partially offset by an increase in cash and cash equivalents of $86.2 million, or 98.4%.
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
Comparison of Financial Condition at September 30, 2021 and December 31, 2020
Total assets decreased by $116.5 million, or 2.1%, to $5.40 billion at September 30, 2021, from $5.51 billion at December 31, 2020. The decrease was primarily due to a decrease in available-for-sale debt securities of $180.0 million, or 14.2%, and a decrease in total loans of $26.2 million, or 0.7%, partially offset by an increase in cash and cash equivalents of $86.2 million, or 98.4%.

Cash and cash equivalents increased by $86.2 million, or 98.4%, to $173.7 million at September 30, 2021, from $87.5 million at December 31, 2020, primarily due to the liquidity obtained from loan and security sales and paydowns as well as growth in deposits. Balances fluctuate based on the timing of receipt of security and loan repayments and the redeployment of cash into higher-yielding assets such as loans and securities, or the funding of deposit outflows or borrowing maturities.

The Company’s available-for-sale debt securities portfolio decreased by $180.0 million, or 14.2%, to $1.08 billion at September 30, 2021, from $1.26 billion at December 31, 2020. The decrease was primarily attributable to paydowns, maturities, calls, and sales. At September 30, 2021, $923.3 million of the portfolio consisted of residential mortgage-backed securities issued or guaranteed by Fannie Mae, Freddie Mac, or Ginnie Mae. In addition, the Company held $2.3 million in U.S. Government agency securities, $159.1 million in corporate bonds, all of which were considered investment grade at September 30, 2021, and $78,000 in municipal bonds. The effective duration of the securities portfolio at September 30, 2021 was 0.82 years.

Equity securities increased by $5.0 million to $5.2 million at September 30, 2021, from $253,000 at December 31, 2020, due to the purchase of an investment in an SBA Loan Fund. This investment is utilized by Northfield Bank (the “Bank”) as part of its Community Reinvestment Act program.

As of September 30, 2021, our non-owner occupied commercial real estate concentration (as defined by regulatory guidance) to total risk-based capital was approximately 458.0%. Management believes that Bank has implemented appropriate risk management practices including risk assessments, board-approved underwriting policies and related procedures, which include monitoring Bank portfolio performance, performing market analysis (economic and real estate), and stressing of the Bank’s commercial real estate portfolio under severe, adverse economic conditions. Although management believes the Bank has implemented appropriate policies and procedures to manage its commercial real estate concentration risk, the Bank’s regulators could require it to implement additional policies and procedures or could require it to maintain higher levels of regulatory capital, which might adversely affect its loan originations, ability to pay dividends, and profitability.

Loans held-for-investment, net, decreased by $6.3 million and was $3.82 billion at September 30, 2021 and December 31, 2020. The decrease was primarily due to the $126.3 million sale of a portfolio of multifamily loans, loan prepayments, and PPP loan forgiveness, partially offset by loan growth. Construction and land loans decreased by $48.1 million, or 64.7%, to $26.2 million at September 30, 2021 from $74.3 million at December 31, 2020, one-to-four family residential loans decreased by $23.8 million, or 11.3%, to $187.1 million at September 30, 2021, from $210.8 million at December 31, 2020, and PPP loans decreased by $53.6 million, or 42.4%, to $72.9 million at September 30, 2021, from $126.5 million at December 31, 2020. Through September 30, 2021, 1,427 borrowers have received forgiveness payments totaling approximately $134.3 million. The decreases were primarily offset by increases in commercial real estate loans of $66.4 million, or 9.3%, to $783.4 million at September 30, 2021 from $717.0 million at December 31, 2020, and multifamily real estate loans of $37.0 million, or 1.5%, to $2.55 billion at September 30, 2021, from $2.51 billion at December 31, 2020, and, to a lesser extent, increases in commercial and industrial loans (excluding PPP loans) of $13.0 million and home equity loans of $10.9 million.

The following tables detail our multifamily real estate originations for the nine months ended September 30, 2021 and 2020 (in thousands):

For the Nine Months Ended September 30, 2021
Multifamily Originations	Weighted Average Interest Rate	Weighted Average LTV Ratio	Weighted Average Months to Next Rate Change or Maturity for Fixed Rate Loans	(F)ixed or (V)ariable	Amortization Term
$544,502	3.13%	63%	74	V	10 to 30 Years

For the Nine Months Ended September 30, 2020
Multifamily Originations	Weighted Average Interest Rate	Weighted Average LTV Ratio	Weighted Average Months to Next Rate Change or Maturity for Fixed Rate Loans	(F)ixed or (V)ariable	Amortization Term
$309,209	3.61%	60%	88	V	25 to 30 Years
1,500	4.40%	47%	180	F	15 Years
$310,709	3.62%	60%

There were no loans held-for-sale at September 30, 2021 compared to $19.9 million at December 31, 2020. At December 31, 2020, loans held-for-sale were comprised of commercial real estate and multifamily loans, primarily accommodation loans that were modified in the form of interest and/or principal payment deferrals due to COVID-19 related hardships, and had not returned to contractual payments after 180 days of relief. The sale of these loans was completed in March 2021.

PCD loans totaled $16.1 million at September 30, 2021, and $18.5 million at December 31, 2020. Upon adoption of the CECL accounting standard on January 1, 2021, the allowance for credit losses related to PCD loans was recorded through a gross-up that increased the amortized cost-basis of PCD loans by $6.8 million with a corresponding increase to the allowance for credit losses. The decrease in the PCD loan balance at September 30, 2021, was due to the sale of PCD loans as well as payoffs. The majority of the remaining PCD loan balance consists of loans acquired as part of a FDIC-assisted transaction. The Company accreted interest income of $356,000 and $3.4 million attributable to PCD loans for the three and nine months ended September 30, 2021, respectively, as compared to $648,000 and $2.2 million for the three and nine months ended September 30, 2020, respectively. The increase in income accreted for the nine months ended September 30, 2021, was related to the payoff of PCD loans. PCD loans had an allowance for credit losses of approximately $4.8 million at September 30, 2021.

Bank-owned life insurance increased $2.6 million, or 1.6%, to $164.5 million at September 30, 2021, as compared to $161.9 million at December 31, 2020. The increase resulted from income earned on bank-owned life insurance for the nine months ended September 30, 2021.

Other assets increased $9.0 million, or 35.5%, to $34.4 million at September 30, 2021, from $25.4 million at December 31, 2020. The increase was primarily attributable to an increase in net deferred tax assets.

Total liabilities decreased $101.7 million, or 2.1%, to $4.66 billion at September 30, 2021, from $4.76 billion at December 31, 2020. The decrease was primarily attributable to a decrease in Federal Home Loan Bank and other borrowings of $145.0 million and a decrease in securities sold under agreements to repurchase of $25.0 million, partially offset by an increase in deposits of $64.8 million, an increase in advance payments by borrowers for taxes and insurance of $3.8 million, and an increase in accrued expenses and other liabilities of $1.3 million.

Deposits increased $64.8 million, or 1.6%, to $4.14 billion at September 30, 2021, as compared to $4.08 billion at December 31, 2020. The increase was attributable to increases of $324.8 million in non-interest-bearing checking and interest-bearing checking accounts and $26.9 million in savings accounts, partially offset by a decrease of $173.3 million in money market accounts and $113.7 million in certificates of deposit. We continue to see balance runoff from high cost money market and certificates of deposit categories as we have strategically chosen not to compete on rate at this time.

Borrowings and securities sold under agreements to repurchase decreased to $421.8 million at September 30, 2021, from $591.8 million at December 31, 2020. The decrease in borrowings for the period was largely due to the maturity and replacement of FHLB borrowings with lower cost deposits. Management utilizes borrowings to mitigate interest rate risk, for short-term liquidity, and to a lesser extent as part of leverage strategies.

The following is a table of term borrowing maturities (excluding overnight borrowings and floating rate advances) and the weighted average rate by year at September 30, 2021 (in thousands):

Year	Amount	Weighted Average Rate
2022	$120,000	2.29%
2023	87,500	2.89%
2024	50,000	2.47%
2025	112,500	1.48%
Thereafter	45,000	1.45%
	$415,000	2.13%

Total stockholders’ equity decreased by $14.8 million to $739.2 million at September 30, 2021, from $754.0 million at December 31, 2020. The decrease was attributable to $46.8 million in stock repurchases, $18.2 million in dividend payments, and a $5.5 million decrease in accumulated other comprehensive income associated with a reduction in unrealized gains on our debt securities available-for-sale portfolio, partially offset by net income of $54.6 million for the nine months ended September 30, 2021, and a $4.1 million increase in equity award activity. The Company repurchased 2,966,701 shares of its common stock outstanding at an average price of $15.79 for a total of $46.8 million during the nine months ended September 30, 2021, pursuant to the approved stock repurchase plans. As of September 30, 2021, the Company had approximately $14.7 million in remaining capacity under its current repurchase program. In connection with the adoption of CECL, effective January 1, 2021, the Company recognized a cumulative effect adjustment that reduced stockholders’ equity by $3.1 million, net of tax, to establish initial allowances against credit losses on loans and off-balance sheet credit exposures.

Comparison of Operating Results for the Nine Months Ended September 30, 2021 and 2020

Net Income. Net income was $54.6 million and $23.9 million for the nine months ended September 30, 2021 and September 30, 2020, respectively. Significant variances from the comparable prior year period are as follows: a $24.5 million increase in net interest income, a $16.5 million decrease in the provision for credit losses on loans, a $2.8 million increase in non-interest income, a $1.1 million increase in non-interest expense, and a $12.0 million increase in income tax expense.

Interest Income. Interest income increased $5.3 million, or 4.3%, to $130.4 million for the nine months ended September 30, 2021, from $125.1 million for the nine months ended September 30, 2020, due to an increase in the average balance of interest-earning assets of $306.1 million, or 6.3%. The increase was due primarily to increases in the average balance of loans outstanding of $285.3 million and the average balance of mortgage-backed securities of $28.4 million, partially offset by decreases in the average balance of other securities of $2.5 million, the average balance of Federal Home Loan Bank of New York (“FHLBNY”) stock of $3.7 million, and the average balance of interest-earning deposits in financial institutions of $1.4 million. Partially offsetting the increase in the average balance of interest-earning assets was a six basis point decrease in the yields earned on interest-earning assets to 3.36% for the nine months ended September 30, 2021, from 3.42% for the comparative prior year period. The decrease in earning asset yields was due to decreases in market interest rates coupled with PPP loan originations, which have lower yields than other loans. The Company accreted interest income related to its PCD/PCI loans of $3.4 million and $2.2 million for the nine months ended September 30, 2021 and September 30, 2020, respectively. The increase in accretable interest income was primarily related to payoffs of PCD loans in the first quarter of 2021. Interest income for the nine months ended September 30, 2021, included loan prepayment income of $3.1 million as compared to $1.1 million for the nine months ended September 30, 2020. Also contributing to the increase in net interest income was the recognition of fees related to PPP loans paid-off. Fees recognized from PPP loans totaled $4.3 million for the nine months ended September 30, 2021, as compared to $0 for the nine months ended September 30, 2020.

Interest Expense. Interest expense decreased $19.2 million, or 59.3%, to $13.2 million for the nine months ended September 30, 2021, as compared to $32.3 million for the nine months ended September 30, 2020. The decrease was due to a decrease in interest expense on deposits of $17.4 million, or 77.8%, as well as a decrease in interest expense on borrowings of $1.7 million, or 17.4%. The decrease in interest expense on deposits was attributable to a 72 basis point decrease in the cost of interest-bearing deposits to 0.20% for the nine months ended September 30, 2021, partially offset by an $89.5 million, or 2.8% increase in the average balance of interest-bearing deposit accounts. The decrease in the cost of interest-bearing deposits was primarily due to the lower interest rate environment and a change in the composition of the deposit portfolio as the average balance of transaction accounts increased and the average balance of certificates of deposit decreased. The decrease in interest expense on borrowings was primarily attributable to a $128.7 million, or 19.6%, decrease in average borrowings outstanding, which was partially offset by a six basis point increase in the average cost of borrowings.
Net Interest Income.  Net interest income for the nine months ended September 30, 2021, increased $24.5 million, or 26.4%, to $117.3 million, from $92.8 million for the nine months ended September 30, 2020, primarily due to a $306.1 million, or 6.3%, increase in the average balance of interest-earning assets and a 48 basis point increase in net interest margin to 3.02% from 2.54% for the nine months ended September 30, 2020. The increase in the average balance of interest-earning assets was due to increases in the average balance of loans outstanding of $285.3 million and the average balance of mortgage-backed securities of $28.4 million, partially offset by decreases in the average balance of other securities of $2.5 million, the average balance of FHLBNY stock of $3.7 million, and the average balance of interest-earning deposits in financial institutions of $1.4 million. The increase in net interest margin was primarily due to the decrease in the cost of interest-bearing liabilities outpacing the decrease in yields on interest-earning assets. Yields on interest earning assets decreased six basis points to 3.36% for the nine months ended September 30, 2021, from 3.42% for the nine months ended September 30, 2020. The cost of interest bearing liabilities decreased by 65 basis points to 0.46% for the nine months ended September 30, 2021, from 1.11% for the nine months ended September 30, 2020, primarily driven by a lower cost of deposits.

Provision for Credit Losses. The provision for credit losses on loans decreased by $16.5 million to a benefit of $6.2 million for the nine months ended September 30, 2021, compared to a provision of $10.3 million for the nine months ended September 30, 2020, driven by continued improvement in the economic forecast and asset quality. The improvement in asset quality was primarily attributable to an improvement in risk ratings as loans previously modified for COVID-19 relief returned to payment status. The provision for loan losses in 2020 was primarily due to increases in qualitative factors used in determining the adequacy of the allowance for credit losses related to unemployment, loan risk rating changes and increased risks related to loans on forbearance, resulting from economic uncertainty attributable to the COVID-19 pandemic, under the incurred loss methodology. Net charge-offs were $2.9 million for the nine months ended September 30, 2021, primarily related to PCD loans, as compared to $260,000 for the nine months ended September 30, 2020.

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

Non-interest Income. Non-interest income increased $2.8 million to $10.2 million for the nine months ended September 30, 2021, from $7.4 million for the nine months ended September 30, 2020, due primarily to: an increase of $1.1 million in fees and service charges for customer services, as the prior year period reflected fees waived and fewer transactions related to lower consumer spending in the early part of the pandemic; an increase of $871,000 in gains on sales of available-for-sale debt securities, net; an increase of $699,000 in gains on trading securities, net; and a $736,000 increase in gains on sales of loans. The increase in gains on sales of loans resulted from the sales of approximately $126.3 million of multifamily loans for gains of $1.4 million in the second quarter of 2021, compared to sales of $47.5 million of multifamily loans for gains of $665,000 in the second quarter of 2020. The Company periodically considers the sale of loans to manage its overall risk profile, including consideration of interest rate risk, concentration risk and capital deployment opportunities. For the nine months ended September 30, 2021, gains on trading securities were $1.1 million as compared to gains of $397,000 for the nine months ended September 30, 2020. The trading portfolio is utilized to fund the Company’s deferred compensation obligation to certain employees and directors of the Company's deferred compensation plan (the “Plan”). The participants of this Plan, at their election, defer a portion of their compensation. Gains and losses on trading securities have no effect on net income since participants benefit from, and bear the full risk of, changes in the trading securities market values. Therefore, the Company records an equal and offsetting amount in compensation expense, reflecting the change in the Company’s obligations under the Plan. Partially offsetting these increases was a $526,000 decrease in other income primarily due to lower swap fee income for the nine months ended September 30, 2021, compared to the comparable prior year period due to a lower volume of such transactions in 2021.

Non-interest Expense. Non-interest expense increased $1.1 million, or 2.0%, to $58.5 million for the nine months ended September 30, 2021, compared to $57.3 million for the nine months ended September 30, 2020. This was due primarily to a $633,000 increase in employee compensation and benefits, $699,000 of which is attributable to the increase in the Company's deferred compensation plan expense, which as discussed above has no effect on net income, as well as increases in salary and medical benefit expenses associated with the addition of employees from the acquisition of Victory on July 1, 2020, partially offset by change-in-control and severance compensation paid to former Victory employees in the prior year period. Additionally, occupancy expense increased by $1.0 million, primarily related to additional branches from the Victory acquisition, renovation of existing branches, and higher snow removal costs in the first quarter of 2021. FDIC insurance premiums increased by $481,000 due to an increase in the insurance assessment rate. Other expense increased by $646,000, primarily due to an increase in the reserve for unfunded commitments. Partially offsetting the increases was an $806,000 decrease in professional fees, primarily due to reduced merger-related costs and a $1.2 million decrease in data processing costs as the prior year period included a contract termination penalty of $1.3 million on the completion of Victory's core system conversion.

Income Tax Expense. The Company recorded income tax expense of $20.7 million for the nine months ended September 30, 2021, compared to $8.6 million for the nine months ended September 30, 2020. The effective tax rate for the nine months ended September 30, 2021, was 27.5% compared to 26.5% for the nine months ended September 30, 2020. The higher effective tax rate was primarily due to higher taxable income. Additionally, on April 19, 2021, the Governor of New York signed into law an increase in the tax rate from 6.5% to 7.25%.

The following table sets forth average balances, average yields and costs, and certain other information for the periods indicated.

	For the Nine Months Ended
	September 30, 2021			September 30, 2020
	Average Outstanding Balance	Interest	Average Yield/ Rate (1)	Average Outstanding Balance	Interest	Average Yield/ Rate (1)
Interest-earning assets:
Loans (2)	$3,879,680	$119,515	4.12%	$3,594,409	$107,705	4.00%
Mortgage-backed securities (3)	1,002,008	8,379	1.12	973,564	13,348	1.83
Other securities (3)	134,322	1,402	1.40	136,840	2,342	2.29
Federal Home Loan Bank of New York stock	26,460	1,024	5.17	30,167	1,443	6.39
Interest-earning deposits in financial institutions	151,834	129	0.11	153,251	262	0.23
Total interest-earning assets	5,194,304	130,449	3.36	4,888,231	125,100	3.42
Non-interest-earning assets	302,123			285,787
Total assets	$5,496,427			$5,174,018

Interest-bearing liabilities:
Savings, NOW, and money market accounts	$2,784,447	$2,448	0.12%	$2,229,601	$8,990	0.54%
Certificates of deposit	542,988	2,513	0.62	1,008,373	13,405	1.78
Total interest-bearing deposits	3,327,435	4,961	0.20	3,237,974	22,395	0.92
Borrowed funds	528,408	8,208	2.08	657,098	9,934	2.02
Total interest-bearing liabilities	$3,855,843	13,169	0.46	$3,895,072	32,329	1.11
Non-interest bearing deposits	790,266			467,243
Accrued expenses and other liabilities	96,602			92,820
Total liabilities	4,742,711			4,455,135
Stockholders' equity	753,716			718,883
Total liabilities and stockholders' equity	$5,496,427			$5,174,018

Net interest income		$117,280			$92,771
Net interest rate spread (4)			2.90%			2.31%
Net interest-earning assets (5)	$1,338,461			$993,159
Net interest margin (6)			3.02%			2.54%
Average interest-earning assets to interest-bearing liabilities			134.71%			125.50%

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

Comparison of Operating Results for the Three Months Ended September 30, 2021 and 2020

Net Income. Net income was $16.1 million and $8.6 million for the quarters ended September 30, 2021 and September 30, 2020, respectively. Significant variances from the comparable prior year quarter are as follows: a $5.8 million increase in net interest income, a $313,000 decrease in the provision for credit losses on loans, a $394,000 decrease in non-interest income, a $4.8 million decrease in non-interest expense, and a $3.0 million increase in income tax expense.

Interest Income. Interest income increased $689,000, or 1.7%, to $42.1 million for the quarter ended September 30, 2021, from $41.5 million for the quarter September 30, 2020, primarily due to a 10 basis point increase in the yields earned on interest-earning assets to 3.28% for the quarter ended September 30, 2021, from 3.18% for the comparable prior year quarter. Partially offsetting the increase in yields on interest-earning assets was a decrease in the average balance of interest-earning assets of $85.3 million, or 1.6%. The decrease in the average balance of interest-earning assets was primarily due to decreases in the average balance of mortgage-backed securities of $127.3 million, the average balance of interest-earning deposits in financial institutions of $79.9 million, and the average balance of FHLBNY stock of $6.7 million, partially offset by increases in the average balance of loans outstanding of $95.0 million and the average balance of other securities of $33.6 million. The Company accreted interest income related to its PCI loans of $356,000 and $648,000 for the quarters ended September 30, 2021 and September 30, 2020, respectively. Interest income on loans for the quarter ended September 30, 2021, included loan prepayment income of $902,000, as compared to $91,000 for the quarter ended September 30, 2020. Fees recognized from PPP loans totaled $1.5 million for the quarter ended September 30, 2021, as compared to $0 for the quarter ended September 30, 2020.
Interest Expense. Interest expense decreased $5.1 million, or 57.9%, to $3.7 million for the quarter ended September 30, 2021, from $8.8 million for the quarter ended September 30, 2020. The decrease was due to a decrease in interest expense on deposits of $4.2 million, or 74.8%, and a decrease in interest expense on borrowings of $897,000, or 28.0%. The decrease in interest expense on deposits was attributable to a 48 basis point decrease in the cost of interest-bearing deposits to 0.17% for the quarter ended September 30, 2021, and a $166.0 million, or 4.8%, decrease in the average balance of interest-bearing deposit accounts. The decrease in the cost of interest-bearing deposits was primarily due to the lower interest rate environment and a change in the composition of the deposit portfolio as the average balance of transaction accounts increased and the average balance of certificates of deposit decreased. The decrease in interest expense on borrowings was primarily attributable to a $178.9 million, or 29.0%, decrease in the balance of average borrowings outstanding, partially offset by a two basis point increase in the cost of borrowed funds for the quarter ended September 30, 2021 as compared to the comparable prior year quarter.
Net Interest Income. Net interest income for the quarter ended September 30, 2021, increased $5.8 million, or 17.8%, to $38.4 million for the quarter ended September 30, 2021 from $32.6 million for the quarter ended September 30, 2020, primarily due to a 49 basis point increase in net interest margin to 2.99% from 2.50% for the quarter ended September 30, 2020, offset by a decrease in average interest-earning assets of $85.3 million, or 1.6%. The decrease in the average balance of interest-earning assets was primarily due to decreases in the average balance of mortgage-backed securities of $127.3 million, the average balance of interest-earning deposits in financial institutions of $79.9 million, and the average balance of FHLBNY stock of $6.7 million, partially offset by increases in the average balance of loans outstanding of $95.0 million and the average balance of other securities of $33.6 million. The increase in net interest margin was primarily due to the decrease in the cost of interest-bearing liabilities, partially offset by an increase in the yields on interest-earning assets. Yields on interest earning assets increased by 10 basis points to 3.28% for the quarter ended September 30, 2021, from 3.18% for the quarter ended September 30, 2020. The cost of interest-bearing liabilities decreased by 47 basis points to 0.40% for the quarter ended September 30, 2021, from 0.87% for the quarter ended September 30, 2020, driven primarily by lower cost of deposits due to the low interest rate environment and a change in the composition of the deposit portfolio as the average balance of transaction accounts increased and the average balance of certificates of deposit decreased.

Provision for Credit Losses. The provision for credit losses on loans decreased by $313,000 to a benefit of $148,000 for the quarter ended September 30, 2021, from a provision of $165,000 for the quarter ended September 30, 2020, driven by continued improvement in the economic forecast and asset quality. The improvement in asset quality was primarily attributable to an improvement in risk ratings as loans previously modified for COVID-19 relief returned to payment status. The provision for loan losses in the prior year quarter was primarily due to increases in the qualitative factors used in determining the adequacy of the allowance for credit losses related to unemployment and loan risk rating changes and increased risks related to loans on forbearance, resulting from economic uncertainty attributable to the COVID-19 pandemic, under the incurred loss methodology. Net charge-offs were $483,000 for the quarter ended September 30, 2021, primarily related to unsecured non-accrual commercial and industrial loans that were previously fully provided for, compared to net recoveries of $31,000 for the quarter ended September 30, 2020.

Non-interest Income. Non-interest income decreased by $394,000, or 13.0%, to $2.6 million for the quarter ended September 30, 2021, from $3.0 million for the quarter ended September 30, 2020, primarily due to an $838,000 decrease in gains on trading securities, net, and a $210,000 decrease in other income, primarily due to lower swap fee income. For the quarter ended September 30, 2021, gains (losses) on trading securities, net, included losses of $75,000 related to the Company’s trading portfolio, compared to gains of $763,000 in the comparative prior year quarter. Gains and losses on trading securities have no effect on net income since participants benefit from, and bear the full risk of, changes in the trading securities market values. The decreases were partially offset by increases of $361,000 in fees and service charges for customers, as the prior year quarter reflected certain fees waived and lower consumer spending during the early part of the pandemic, and an increase of $325,000 in gains on available-for-sale debt securities, net

Non-interest Expense. Non-interest expense decreased by $4.8 million, or 20.0%, to $19.0 million for the quarter ended September 30, 2021, from $23.8 million for the quarter ended September 30, 2020. The decrease was due primarily to: a $3.0 million decrease in compensation and employee benefits, attributable to change-in-control and severance compensation paid to former Victory employees in the prior year period and a decrease in expense related to the Company's deferred compensation plan, which has no effect on net income; a $1.5 million decrease in data processing fees, $1.3 million of which relates to a contract termination penalty paid in the prior year quarter on the completion of Victory's core system conversion; a $390,000 decrease in professional fees, primarily due to decreased merger-related costs; and a $115,000 decrease in occupancy expense. The decreases were partially offset by a $152,000 increase in advertising expense, and a $110,000 increase in other expense, primarily attributable to an increase in the reserve for unfunded commitments.

Income Tax Expense. The Company recorded income tax expense of $6.1 million for the quarter ended September 30, 2021, compared to $3.1 million for the quarter ended September 30, 2020. The effective tax rate for the quarter ended September 30, 2021, was 27.4% compared to 26.5% for the quarter ended September 30, 2020. The higher effective tax rate was primarily due to higher taxable income. Additionally, on April 19, 2021, the Governor of New York signed into law an increase in the tax rate from 6.5% to 7.25%.

The following table sets forth average balances, average yields and costs, and certain other information for the periods indicated.

	For the Three Months Ended
	September 30, 2021			September 30, 2020
	Average Outstanding Balance	Interest	Average Yield/ Rate (1)	Average Outstanding Balance	Interest	Average Yield/ Rate (1)
Interest-earning assets:
Loans (2)	$3,817,638	$38,539	4.01%	$3,722,678	$37,025	3.96%
Mortgage-backed securities (3)	924,326	2,738	1.18	1,051,606	3,422	1.29
Other securities (3)	159,334	494	1.23	125,749	541	1.71
Federal Home Loan Bank of New York stock	23,097	318	5.46	29,762	410	5.48
Interest-earning deposits in financial institutions	171,381	57	0.13	251,331	59	0.09
Total interest-earning assets	5,095,776	42,146	3.28	5,181,126	41,457	3.18
Non-interest-earning assets	300,036			267,131
Total assets	$5,395,812			$5,448,257

Interest-bearing liabilities:
Savings, NOW, and money market accounts	$2,829,513	$671	0.09%	$2,550,988	$2,023	0.32%
Certificates of deposit	444,629	749	0.67	889,110	3,620	1.62
Total interest-bearing deposits	3,274,142	1,420	0.17	3,440,098	5,643	0.65
Borrowed funds	438,238	2,309	2.09	617,150	3,206	2.07
Total interest-bearing liabilities	$3,712,380	3,729	0.40	$4,057,248	$8,849	0.87
Non-interest bearing deposits	835,065			553,654
Accrued expenses and other liabilities	96,293			93,368
Total liabilities	4,643,738			4,704,270
Stockholders' equity	752,074			743,987
Total liabilities and stockholders' equity	$5,395,812			$5,448,257

Net interest income		$38,417			$32,608
Net interest rate spread (4)			2.88%			2.32%
Net interest-earning assets (5)	$1,383,396			$1,123,878
Net interest margin (6)			2.99%			2.50%
Average interest-earning assets to interest-bearing liabilities			137.26%			127.70%

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

Asset Quality

PCD Loans (Held-for-Investment)

Under the new CECL standard, the Company will continue to account for PCD loans at estimated fair value using discounted expected future cash flows deemed to be collectible on the date acquired. Based on its detailed review of PCD loans and experience in loan workouts, management believes it has a reasonable expectation about the amount and timing of future cash flows and accordingly has classified PCD loans ($16.1 million at September 30, 2021 and $18.5 million at December 31, 2020) as accruing, even though they may be contractually past due. At September 30, 2021, 1.0% of PCD loans were past due 30 to 89 days, and 20.4% were past due 90 days or more, as compared to 9.6% and 35.2%, respectively, at December 31, 2020.

Loans

The following table details total non-accruing loans, non-performing loans, non-performing assets and troubled debt restructurings ("TDRs") (including held-for-sale, but excluding PCD) on which interest is accruing, and accruing loans 30 to 89 days delinquent at September 30, 2021, and December 31, 2020 ( in thousands):

	September 30, 2021	December 31, 2020
Non-accrual loans:
Held-for-investment
Real estate loans:
Commercial	$4,867	$6,229
One-to-four family residential	314	906
Construction and land	—	—
Multifamily	1,903	1,153
Home equity and lines of credit	126	191
Commercial and industrial	35	37
Total non-accrual loans held-for-investment	7,245	8,516
Loans delinquent 90 days or more and still accruing:
Held-for-investment
Real estate loans:
Commercial	206	500
One-to-four family residential	60	174
Home equity and lines of credit	6	—
Commercial and industrial	—	436
Other	—	3
Total loans delinquent 90 days or more and still accruing held-for-investment	272	1,113
Non-performing loans held-for-sale
Real estate loans:
Commercial	—	18,250
Multifamily	—	1,612
Commercial and industrial	—	33
Total non-performing loans held-for-sale	—	19,895
Total non-performing loans	7,517	29,524
Other real estate owned	100	—
Total non-performing assets	$7,617	$29,524
Non-performing loans to total loans	0.20%	0.77%
Non-performing assets to total assets	0.14%	0.54%
Loans subject to restructuring agreements and still accruing	$7,531	$7,697
Accruing loans 30 to 89 days delinquent	$8,294	$13,982

Other Real Estate Owned

Other real estate owned is comprised of one property acquired during the nine months ended September 30, 2021, as a result of foreclosure. The property is located in New Jersey and had a carrying value of approximately $100,000 and is included in other assets on the consolidated balance sheet as of September 30, 2021.

Non-performing Loans Held-for-Sale

Non-performing loans held-for-sale at December 31, 2020, totaled $19.9 million and were comprised of high risk commercial real estate and multifamily loans, primarily accommodation loans that were modified in the form of interest and/or principal payment deferrals due to COVID-19 related hardships, and had not returned to contractual payments after 180 days of relief. The sale of these loans was completed in the first quarter of 2021.

Accruing Loans 30 to 89 Days Delinquent

Loans 30 to 89 days delinquent and on accrual status totaled $8.3 million and $14.0 million at September 30, 2021 and December 31, 2020, respectively. The following table sets forth delinquencies for accruing loans by type and by amount at September 30, 2021 and December 31, 2020 (in thousands):

	September 30, 2021	December 31, 2020
Held-for-investment
Real estate loans:
Commercial	$1,731	$8,792
One-to-four family residential	1,094	1,152
Multifamily	3,310	1,893
Construction and land	—	994
Home equity and lines of credit	357	380
Commercial and industrial loans	318	760
PPP loans	1,478	—
Other loans	6	11
Total delinquent accruing loans	$8,294	$13,982

The increase in delinquent multifamily loans is primarily due to one loan of $2.2 million which became delinquent during the current quarter. The loan is well secured by a residential apartment building in Brooklyn, New York, with an appraised value of $3.6 million. Delinquent PPP loans are fully government guaranteed and in the process of applying, or will apply, for forgiveness. One PPP loan with a balance of $1.1 million became current in October 2021.

Loans Subject to TDR Agreements

Included in non-accruing loans are loans subject to TDR agreements totaling $3.2 million and $3.7 million at September 30, 2021, and December 31, 2020, respectively. There was one commercial and industrial loan modified as a TDR during the three and nine months ended September 30, 2021 totaling $75,000. At September 30, 2021, two of the non-accruing TDRs with an aggregate net loan balance of $446,500 were not performing in accordance with their restructured terms and are collateralized by real estate with an estimated fair value of $620,000. At December 31, 2020, two of the non-accruing TDRs totaling $462,500 were not performing in accordance with their restructured terms and were collateralized by real estate with an aggregate estimated fair value of $620,000.

The Company also holds loans subject to TDR agreements that are on accrual status totaling $7.5 million and $7.7 million at September 30, 2021 and December 31, 2020, respectively. At September 30, 2021, $7.3 million, or 97.3%, of the $7.5 million of accruing loans subject to TDR agreements were performing in accordance with their restructured terms. At December 31, 2020, $6.5 million, or 84.1%, of the $7.7 million of accruing loans subject to TDR agreements were performing in accordance with their restructured terms. Generally, the types of concessions that we make to troubled borrowers include both temporary and permanent reductions to interest rates, extensions of payment terms, and, to a lesser extent, forgiveness of principal and interest.

The following table details the amounts and categories of the loans subject to restructuring agreements by loan type as of September 30, 2021 and December 31, 2020 (in thousands):

	September 30, 2021		December 31, 2020
	Non-Accruing	Accruing	Non-Accruing	Accruing
Real estate loans:
Commercial	$3,239	$5,207	$3,292	$5,518
One-to-four family residential	—	1,586	413	1,490
Multifamily	—	609	—	626
Home equity and lines of credit	—	41	—	47
Commercial and industrial loans	—	88	—	16
	$3,239	$7,531	$3,705	$7,697

Performing in accordance with restructured terms	86.2%	97.3%	87.5%	84.1%

Management continues to evaluate the Company's exposure to increased loan losses related to the COVID-19 pandemic, in particular the commercial real estate and multifamily loan portfolios. During the second quarter of 2020, the Company implemented a customer relief program to assist borrowers that may be experiencing financial hardship due to COVID-19 related challenges. The relief program grants principal and/or interest payment deferrals typically for a period of 90 days, which management may choose to extend for additional 90 day periods. At the peak of forbearance in June 2020, the Company had 286 loans approved for payment deferral representing $360.2 million, or approximately 10% of the Company's loan portfolio. As of September 30, 2021, substantially all of the borrowers who had requested relief have returned to contractual payments. Three borrowers with loans totaling $798,000 did not return to their contractual status; however, they are making partial payments.

Loans in deferment status (“COVID-19 Modified Loans”) have continued to accrue interest during the deferment period unless otherwise classified as non-performing. COVID-19 Modified Loans are required to make escrow payments for real estate taxes and insurance, if applicable. The COVID-19 Modified Loan agreements also require loans to be brought back to their fully contractual terms within 12 to 18 months and include covenants that prohibit distributions, bonuses, or payments of management fees to related entities until all deferred payments are made. Consistent with industry regulatory guidance, borrowers who were otherwise current on loan payments and were granted COVID-19 related financial hardship payment deferrals will continue to be reported as current loans throughout the agreed upon deferral period. Borrowers who were delinquent in their payments to the Bank prior to requesting a COVID-19 related financial hardship payment deferral are reviewed on a case by case basis for TDR classification and non-performing loan status.

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
The Bank's primary sources of funds are deposits, principal and interest payments on loans and securities, borrowed funds, the proceeds from maturing securities and short-term investments, and to a lesser extent, proceeds from the sales of loans and securities and wholesale borrowings. The scheduled amortization of loans and securities, as well as proceeds from borrowed funds, are predictable sources of funds. Other funding sources, however, such as deposit inflows and loan prepayments are greatly influenced by market interest rates, economic conditions, and competition. The Bank is a member of the FHLBNY, which provides an additional source of short-term and long-term funding. The Bank also has short-term borrowing capabilities with the Federal Reserve Bank of New York. The Bank’s borrowed funds, excluding lease obligations, floating rate advances and overnight line of credit, were $415.0 million at September 30, 2021, and had a weighted average interest rate of 2.13%. A total of $120.0 million of these borrowings will mature in less than one year. Borrowed funds, excluding floating rate advances and overnight line of credit, were $585.0 million at December 31, 2020. The Bank has the ability to obtain additional funding from the FHLB of approximately $1.99 billion utilizing unencumbered securities of $558.5 million, loans of $1.43 billion, and encumbered securities of $2.0 million at September 30, 2021. Additionally, the Bank has remaining borrowing capacity utilizing encumbered securities through the FRB Discount Window of $2.8 million. The Bank expects to have sufficient funds available to meet current commitments in the normal course of business.

Northfield Bancorp, Inc. (standalone) is a separate legal entity from the Bank and must provide for its own liquidity to pay dividends, repurchase its stock, and for other corporate purposes. Northfield Bancorp, Inc.'s primary source of liquidity is dividend payments from the Bank. At September 30, 2021, Northfield Bancorp, Inc. (standalone) had liquid assets of $27.2 million.

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

As a result of the Economic Growth, Regulatory Relief, and Consumer Protection Act, the federal banking agencies developed a “Community Bank Leverage Ratio” (“CBLR”) (the ratio of a bank’s tangible equity capital to average total consolidated assets) for financial institutions with assets of less than $10 billion. A qualifying community bank that exceeds this ratio will be deemed to be in compliance with all other capital and leverage requirements, including the capital requirements to be considered “well capitalized” under Prompt Corrective Action statutes. The federal banking agencies approved 9% as the minimum capital for the CBLR. Effective March 31, 2020, a financial institution can elect to be subject to this new definition. Northfield Bank and Northfield Bancorp elected to opt into the CBLR framework, beginning with the Call Reports filed for the first quarter of 2020. The CBLR replaced the risk-based and leverage capital requirements in the generally applicable capital rules. On April 6, 2020, the federal banking regulators, implementing the applicable provisions of the CARES Act, modified the CBLR framework so that the minimum CBLR was 8% beginning in the second quarter and for the remainder of calendar year 2020, 8.5% for calendar year 2021, and 9% thereafter.

At September 30, 2021, and December 31, 2020, as set forth in the following table, both Northfield Bank and Northfield Bancorp, Inc. exceeded all of the regulatory capital requirements to which they were subject at such dates.

	Northfield Bank	Northfield Bancorp, Inc.	For Capital Adequacy Purposes	For Well Capitalized Under Prompt Corrective Action Provisions
As of September 30, 2021:
CBLR	11.97%	12.89%	8.50%	8.50%
As of December 31, 2020:
CBLR	11.96%	12.73%	8.00%	8.00%
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
The following table shows the contractual obligations of the Company by expected payment period as of September 30, 2021 (in thousands):

Contractual Obligations	Total	Less than One Year	One to less than Three Years	Three to less than Five Years	More than Five Years
Borrowings	$415,000	$120,000	$137,500	$112,500	$45,000
Operating lease liabilities	52,074	6,069	11,283	9,604	25,118
Commitments to originate loans	121,882	121,882	—	—	—
Commitments to fund unused lines of credit	227,383	227,383	—	—	—

Commitments to fund unused lines of credit are agreements to lend additional funds to customers as long as there have been no violations of any of the conditions established in the agreements (original or restructured). Commitments to originate loans generally have a fixed expiration or other termination clauses, which may require payment of a fee. Since some of these loan commitments are expected to expire without being drawn upon, total commitments do not necessarily represent future cash requirements. At September 30, 2021, the reserve for commitments to fund unused lines of credit recorded in accrued expenses and other liabilities was $2.1 million.

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

Net Portfolio Value Analysis. We compute amounts by which the net present value of our assets and liabilities (net portfolio value or (“NPV”), would change in the event market interest rates changed over an assumed range of rates. Our simulation model uses a discounted cash flow analysis to measure the interest rate sensitivity of our NPV. Depending on current market interest rates, we estimate the economic value of these assets and liabilities under the assumption that interest rates experience an instantaneous and sustained increase of 100, 200, 300, or 400 basis points, or a decrease of 100 and 200 basis points, which is based on the current interest rate environment. A basis point equals one-hundredth of one percent, and 100 basis points equals one percent. An increase in interest rates from 3% to 4% would mean, for example, a 100 basis point increase in the “Change in Interest Rates” column below.

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

The following tables set forth, as of September 30, 2021 and December 31, 2020, our calculation of the estimated changes in our NPV, NPV ratio, and percent change in net interest income that would result from the designated instantaneous and sustained changes in interest rates (dollars in thousands). Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments and deposit repricing characteristics, including decay rates, and correlations to movements in interest rates, and should not be relied on as indicative of actual results.

	NPV at September 30, 2021
Change in Interest Rates (basis points)	Estimated Present Value of Assets	Estimated Present Value of Liabilities	Estimated NPV	Estimated Change In NPV	Estimated Change in NPV %	Estimated NPV/Present Value of Assets Ratio	Next 12 Months Net Interest Income Percent Change	Months 13-24 Net Interest Income Percent Change
+400	$5,020,228	$4,054,040	$966,188	$(34,448)	(3.44)%	19.25%	(0.40)%	17.96%
+300	5,128,464	4,151,233	977,231	(23,405)	(2.34)	19.06	(0.05)	13.78
+200	5,242,978	4,252,946	990,032	(10,604)	(1.06)	18.88	0.36	9.87
+100	5,358,034	4,359,771	998,263	(2,373)	(0.24)	18.63	0.53	5.34
—	5,472,908	4,472,272	1,000,636	—	—	18.28	—	—
(100)	5,597,235	4,607,338	989,897	(10,739)	(1.07)	17.69	(3.42)	(7.34)
(200)	5,725,009	4,682,928	1,042,081	41,445	4.14	18.20	(5.05)	(9.91)

	NPV at December 31, 2020
Change in Interest Rates (basis points)	Estimated Present Value of Assets	Estimated Present Value of Liabilities	Estimated NPV	Estimated Change In NPV	Estimated Change in NPV %	Estimated NPV/Present Value of Assets Ratio	Next 12 Months Net Interest Income Percent Change	Months 13-24 Net Interest Income Percent Change
+400	$5,085,541	$4,262,399	$823,142	$(29,103)	(3.41)%	16.19%	1.52%	20.02%
+300	5,183,396	4,358,918	824,478	(27,767)	(3.26)	15.91	1.35	15.41
+200	5,289,795	4,459,805	829,990	(22,255)	(2.61)	15.69	1.19	10.99
+100	5,401,377	4,565,784	835,593	(16,652)	(1.95)	15.47	0.78	5.98
—	5,529,750	4,677,505	852,245	—	—	15.41	—	—
(100)	5,678,960	4,781,710	897,250	45,005	5.28	15.80	(2.41)	(5.73)
(200)	5,814,119	4,794,445	1,019,674	167,429	19.65	17.54	(3.70)	(7.89)
At September 30, 2021, in the event of a 200 basis point decrease in interest rates, we would experience a 4.14% increase in estimated net portfolio value, a 5.05% decrease in net interest income in year one, and a 9.91% decrease in net interest income in year two. In the event of a 400 basis point increase in interest rates, we would experience a 3.44% decrease in estimated net portfolio value, a 0.40% decrease in net interest income in year one and a 17.96% increase in net interest income in year two. Our policies provide that, in the event of a 200 basis point decrease or less in interest rates, our net present value ratio should decrease by no more than 300 basis points and 10%, and in the event of a 400 basis point increase or less, our net present value should decrease by no more than 475 basis points and 35%. In the event of a 200 basis point decrease or less, our projected net interest income should decrease by no more than 10% in year one and 10% in year two, and in the event of a 400 basis point increase or less, our projected net interest income should decrease by no more than 30% in year one and 20% in year two. However, when the federal funds rate is low and negative rate shocks do not produce meaningful results, management may temporarily suspend use of guidelines for negative interest rate shocks. At September 30, 2021 and December 31, 2020, we were in compliance with all Board-approved policies with respect to interest rate risk management.
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

ITEM 4.    CONTROLS AND PROCEDURES
An evaluation was performed under the supervision and with the participation of the Company’s management, including the President and Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of September 30, 2021. Based on that evaluation, the Company’s management, including the President and Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

During the three months ended September 30, 2021, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

ITEM 1.     LEGAL PROCEEDINGS
The Company and subsidiaries are subject to various legal actions arising in the normal course of business.  In the opinion of management, the resolution of these legal actions is not expected to have a material adverse effect on the Company’s consolidated financial condition or results of operations.

ITEM 1A.  RISK FACTORS
During the quarter ended September 30, 2021, there have been no material changes to the risk factors as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, as filed with the Securities and Exchange Commission, or as previously disclosed in our other filings with the Securities and Exchange Commission.

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

The following table reports information regarding purchases of the Company’s common stock during the three months ended September 30, 2021.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (in thousands)
July 1, 2021 to July 31, 2021	38,196	$16.58	38,196	$36,055
August 1, 2021 to August 31, 2021	640,750	16.66	640,750	25,377
September 1, 2021 to September 30, 2021	644,661	16.60	644,661	14,675
Total	1,323,607	16.63	1,323,607

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES
    None.

ITEM 4.     MINE SAFETY DISCLOSURES
    Not applicable.

ITEM 5.     OTHER INFORMATION
    None.

ITEM 6.      EXHIBITS
    The following exhibits required by Item 601 of Regulation S-K are included with this Quarterly Report on Form 10-Q.

Exhibit Number	Description
10.1	Form of Amendment to Employment Agreement for Steven M. Klein, William R. Jacobs, Tara L. French, David V. Fasanella, and Robin Lefkowitz
31.1	Certification of Steven M. Klein, President and Chief Executive Officer, Pursuant to Rule 13a-14(a) and Rule 15d-14(a)
31.2	Certification of William R. Jacobs, Chief Financial Officer, Pursuant to Rule 13a-14(a) and Rule 15d-14(a)
32	Certification of Steven M. Klein, President and Chief Executive Officer, and William R. Jacobs, Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL (Extensible Business Reporting Language) Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover page information from the Company's Quarterly Report on Form 10-Q filed November 9, 2021, formatted in Inline XBRL

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTHFIELD BANCORP, INC.
(Registrant)

Date: November 9, 2021

/s/ Steven M. Klein
Steven M. Klein
President and Chief Executive Officer

/s/ William R. Jacobs
William R. Jacobs
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)