Form 10-K
period 2021-12-31
Northfield Bancorp, Inc.
filed 2022-03-01
CIK 1493225

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.    ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐  No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, computed by reference to price at which the common equity was last sold on June 30, 2021 was $766.5 million.
As of February 25, 2022, there were 48,935,337 outstanding shares of the registrant’s common stock.
DOCUMENTS INCORPORATED BY REFERENCE
Certain portions of the registrant’s Definitive Proxy Statement (the 2022 Proxy Statement) for the 2022 Annual Meeting of the Stockholders to be held May 26, 2022, will be incorporated by reference in Part III. The 2022 Proxy Statement will be filed within 120 days of December 31, 2021.

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
The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:
•the disruption to local, regional, national and global economic activity caused by infectious disease outbreaks, including the novel coronavirus pandemic and variants thereof, including the delta and omicron variants (“COVID-19”), and the significant impact that such pandemics may have on our growth, operations, earnings and asset quality;
•general economic conditions, internationally, nationally, or in our market areas, including inflationary pressures, supply chain disruptions, employment prospects, real estate values, and geopolitical risks that are worse than expected;
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
•changes in the quality and/or composition of our loan and securities portfolios;
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

Northfield Bancorp, Inc.
Northfield Bancorp, Inc., a Delaware corporation (the “Company”), was organized in 2010 and is the holding company for Northfield Bank. Northfield Bancorp, Inc. uses the support staff and offices of Northfield Bank (the "Bank") and reimburses Northfield Bank for these services. If Northfield Bancorp, Inc. expands or changes its business in the future, it may hire its own employees. In the future, we may pursue other business activities, including mergers and acquisitions, investment alternatives and diversification of operations.
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
On July 1, 2020, the Company completed its acquisition of VSB Bancorp, Inc. (“Victory”), parent company of Victory State Bank, in a stock transaction, which, after purchase accounting adjustments, added $402.8 million to total assets, including $180.4 million to loans, and $354.6 million to deposits. Victory State Bank operated six branch offices in Staten Island, New York (two of which were subsequently consolidated with existing branches). Under the terms of the merger agreement, each share of Victory common stock was exchanged for 2.0463 shares of Northfield common stock with fractional shares paid out in cash, valued at approximately $41.2 million.
Northfield Bank’s principal business consists of originating commercial real estate loans (primarily loans secured by multifamily properties), construction and land loans, commercial and industrial loans, and home equity loans and lines of credit. From time to time Northfield Bank will also purchase loan participations and pools of loans. For liquidity and other financial reasons, Northfield Bank will also purchase investment securities, including mortgage-backed securities and corporate bonds, and to a lesser extent deposit funds in other financial institutions, including the Federal Reserve Bank of New York, and the Federal Home Loan Bank (“FHLB”) of New York (“FHLBNY”). Northfield Bank offers a variety of deposit accounts, including certificates of deposit, passbook, statement, and money market savings accounts, transaction deposit accounts (negotiable orders of withdrawal (“NOW”) accounts and interest and non-interest bearing demand accounts), individual retirement accounts, and, to a lesser extent, when it is deemed cost effective, brokered deposits. Deposits are Northfield Bank’s primary source of funds for its lending and investing activities. Northfield Bank also borrows funds, principally through FHLBNY advances and repurchase agreements with brokers. Northfield Bank owns 100% of NSB Services Corp., which, in turn, owns 100% of the voting common stock of a real estate investment trust, NSB Realty Trust, which holds primarily mortgage loans. In addition, Northfield Bank refers its customers to independent third parties that provide non-deposit investment products, merchant processing services, and one-to-four family residential mortgage products.
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
We face intense competition in our market areas both in making loans and attracting deposits. Our market areas have a high concentration of financial institutions, including large money center and regional banks, non-traditional banks, community banks, and credit unions. We face additional competition for deposits from money market funds, brokerage firms, mutual funds, and insurance companies. Some of our competitors offer products and services that we do not offer, such as trust services and private banking. In addition, competition has further intensified as a result of advances in technology and product delivery systems, and we face strong competition for our borrowers, depositors, and other customers from Financial Technology (“Fintech”) companies that provide web-based solutions to traditional retail banking services and products. Fintech companies tend to have stronger operating efficiencies and less regulatory burdens than traditional banks.
Our deposit sources are primarily concentrated in the communities surrounding our branch offices in the New York counties of Richmond (Staten Island) and Kings (Brooklyn), and Hunterdon, Mercer, Middlesex and Union counties in New Jersey. As of June 30, 2021 (the latest date for which information is publicly available), we ranked fourth in deposit market share out of 17 institutions for Federal Deposit Insurance Corporation (the “FDIC”) Insured Institutions in Staten Island with an 11.95% market share. As of that date, we ranked 18th in deposit market share out of 41 institutions with a 0.62% deposit market share in Brooklyn, New York, and we ranked 13th in deposit market share out of 53 financial institutions with a combined deposit market share of 1.46% in the Hunterdon, Mercer, Middlesex and Union counties in New Jersey.
The following table sets forth the unemployment rates for the communities we serve and the national average for the last five years, as published by the U.S. Bureau of Labor Statistics:

	Unemployment Rate at December 31,
	2021	2020	2019	2018	2017
Hunterdon County, NJ	3.5%	5.5%	2.7%	2.8%	3.1%
Middlesex County, NJ	4.3	6.6	3.0	3.1	3.5
Mercer County, NJ	3.8	6.0	3.1	3.1	3.6
Union County, NJ	5.3	7.8	3.7	3.7	4.2
Richmond County, NY	7.1	9.4	3.0	3.9	3.8
Kings County, NY	8.1	11.3	3.2	4.0	4.0
National Average	3.9	6.7	3.5	3.6	4.1

The following table sets forth median household income at December 31, 2021 and 2020, for the communities we serve, as published by the U.S. Census Bureau:

	Median Household Income
	at December 31,
	2021	2020
Hunterdon County, NJ	$118,864	$121,401
Middlesex County, NJ	95,004	92,389
Mercer County, NJ	86,188	85,018
Union County, NJ	90,213	84,594
Richmond County, NY	92,563	87,011
Kings County, NY	68,871	65,129
National Average	67,761	66,010

COVID-19
The COVID-19 pandemic has negatively impacted the national and local economy, disrupted supply chains and had increased unemployment levels. While vaccination rollouts, government stimulus, continued business re-openings and increased consumer activity (as social restrictions have eased) led to a sharp rebound in economic activity during 2021, there are substantial variations in the pace of recovery across and within corporate sectors, and economic activity both on a national level and in the markets we serve has not yet returned to pre-pandemic levels. The initial temporary closure and gradual reopening of many businesses and the implementation of social distancing and stay-at-home policies has, and will, continue to impact many of the Company’s customers. The economic recovery in 2021 was affected mid-year by the COVID-19 Delta variant and again in late 2021 by the Omicron variant and current and future variants may threaten to undermine the economic recovery. The Company is committed to supporting its customers, employees and communities and continues to update protocols to adapt to the changing environment. A majority of the Company's bank branches offer drive through services without interruption, while lobbies are fully open. The Company continues to provide secure and efficient remote and in-person work options for back office employees.
In response to the COVID-19 pandemic, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) and the Paycheck Protection Program and Health Care Enhancement Act were passed in March and April 2020, which were intended to provide emergency relief to several groups and individuals impacted by the COVID-19 pandemic. To assist its customers during the pandemic, the Company implemented several actions including loan modifications such as principal and/or interest payment deferrals, and participation in the Paycheck Protection Program (“PPP”) which provides loans for small businesses to cover eligible payroll, utilities, rent and interest. The loans are fully guaranteed by the Small Business Administration (“SBA”) and may be forgiven if borrowers maintain their payrolls and satisfy certain other conditions for a period of time during the COVID-19 pandemic. In addition, the Company also assisted customers by waiving fees during the early part of the pandemic.
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
Loan Originations, Purchases and Sales, Participations, and Servicing. All loans we originate are underwritten pursuant to our policies and procedures or are properly approved as exceptions to our policies and procedures. Our ability to originate fixed- or adjustable-rate loans is dependent on the relative demand for such loans, which is affected by various factors including current and anticipated future market interest rates. Our loan origination activity may be adversely affected by changes in economic conditions that result in decreased loan demand. Our home equity loans and lines of credit typically are generated through digital and social media advertising, referrals from branch personnel, direct mail advertisements and online applications through our website. A significant portion of our multifamily real estate loans and other commercial real estate loans are generated with the use of third-party loan brokers. Our commercial and industrial loans typically are generated through our loan and business development officers and referrals from accountants and other professional contacts. We typically retain in our portfolio all loans we originate and generally only sell non-performing loans. Beginning in 2019, we began offering interest rate swap contracts to qualified commercial borrowers.
From time-to-time, we may sell or purchase participation interests in individual loans (in addition to loans we acquire in assisted transactions, mergers or acquisitions, and pool purchases). We underwrite our participation interest in the loans that we are purchasing according to our own underwriting criteria and procedures. At December 31, 2021, we had outstanding balances totaling $62.6 million of loan participations that we purchased (where we are not the primary lender) and $44.2 million of loan participations that we sold (where we are the primary lender). At December 31, 2020, we had outstanding balances totaling $72.1 million of loan participations that we purchased and $32.5 million of loan participations that we sold. All loan participations are secured by real estate and adhere to our loan policies. At December 31, 2021, all participation loans were performing in accordance with their terms.
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

In underwriting a loan secured by real property, we require an appraisal of the property by an independent licensed or certified appraiser approved by our Board of Directors. For commercial real estate loans $500,000 or less, we obtain an evaluation from an independent firm for non-special type properties. The appraisals and evaluations of multifamily and other commercial real estate properties are also reviewed by an independent appraisal management firm. We, along with the assistance of a third-party inspector, review and inspect properties before disbursement of funds during the term of a construction loan. Generally, management obtains updated appraisals when a loan is deemed impaired. These appraisals may be more limited than those prepared for the underwriting of a new loan. In addition, when we acquire other real estate owned, we generally obtain a current appraisal to substantiate the net carrying value of the asset.
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
Loan Portfolio Composition. On January 1, 2021, the Company adopted new accounting guidance known as the current expected credit loss (“CECL”) standard for measuring credit losses, which replaced the incurred loss methodology. As a result of adopting CECL, the Company combined its originated loan portfolio and the acquired loan portfolio into the respective portfolio segments. Other than to combine the originated and non-purchased credit-deteriorated (“PCD”) (formerly purchased credit-impaired (“PCI”)) acquired loan portfolios, the Company's portfolio segments and loan classes remain unchanged following the adoption of the CECL standard. Prior period disclosures have been revised to conform to current period presentation (by combining originated and acquired portfolio segments), however, the Company did not recast comparative financial information and that is still presented in accordance with previous applicable provisions of U.S. GAAP. The following table sets forth the composition of our loan portfolio, by type of loan, at the dates indicated.

	At December 31,
	2021		2020		2019		2018		2017
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Total loans:
Real estate loans:
Multifamily	$2,518,065	66.16%	$2,509,310	65.71%	$2,304,824	67.21%	$2,076,020	64.11%	$1,934,861	61.72%
Commercial	808,597	21.24	716,973	18.78	641,708	18.71	632,574	19.53	609,187	19.43
One-to-four family residential	183,665	4.82	210,817	5.52	271,717	7.92	317,248	9.80	375,995	12.00
Home equity and lines of credit	109,956	2.89	91,126	2.39	96,936	2.83	96,176	2.97	86,709	2.77
Construction and land	27,495	0.72	74,318	1.95	40,821	1.19	38,555	1.19	51,746	1.65
Commercial and industrial loans(1)	141,005	3.70	194,352	5.09	54,017	1.58	56,037	1.73	51,774	1.65
Other loans	2,015	0.05	3,029	0.08	2,083	0.05	1,525	0.05	1,467	0.05
Total loans originated	3,790,798	99.58	3,799,925	99.52	3,412,106	99.49	3,218,135	99.38	3,111,739	99.27
PCD/PCI loans	15,819	0.42	18,518	0.48	17,365	0.51	20,143	0.62	22,741	0.73
Total loans	$3,806,617	100.00%	$3,818,443	100.00%	$3,429,471	100.00%	$3,238,278	100.00%	$3,134,480	100.00%
Other items:
Deferred loan costs, net (2)	—		4,795		7,614		6,892		6,339
Allowance for credit losses	(38,973)		(37,607)		(28,707)		(27,497)		(26,160)
Net loans held-for-investment	$3,767,644		$3,785,631		$3,408,378		$3,217,673		$3,114,659

(1) Included in commercial and industrial loans at December 31, 2021 and 2020 are PPP loans totaling $40.5 million and $126.5 million, respectively.
(2) Under CECL, origination deferred fees, deferred fees on acquired loans, and purchase accounting adjustments in connection with loans acquired are included in loans by respective portfolio.

Loan Portfolio Maturities. The following tables summarize the scheduled repayments of our loan portfolio and weighted average contractual rate by loan type at December 31, 2021. Demand loans (loans having no stated repayment schedule or maturity) and overdraft loans are reported as being due in the year ending December 31, 2022. Maturities are based on the final contractual payment date and do not reflect the effect of prepayments, repricing and scheduled principal amortization.

	Loans Held-For-Investment
	Multifamily		Commercial Real Estate		One-to-Four Family Residential		Home Equity and Lines of Credit
	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in thousands)
Due
One year or less	$214	4.04%	$18,703	3.79%	$1,712	5.83%	$215	3.64%
After one year through five years	40,814	3.49%	40,102	4.49%	2,267	4.10%	6,088	3.42%
After five years through fifteen years	120,815	4.28%	174,967	4.37%	29,628	4.80%	37,557	3.67%
After fifteen years	2,356,222	3.50%	574,825	3.94%	150,058	3.87%	66,096	3.06%
Total	$2,518,065	3.54%	$808,597	4.06%	$183,665	4.04%	$109,956	3.29%

	Construction and Land		Commercial and Industrial		Other		PCD
	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate (1)
	(Dollars in thousands)
Due
One year or less	$16,392	4.51%	$65,468	4.61%	$1,735	0.06%	$6,161	13.12%
After one year through five years	4,181	4.38%	56,478	1.54%	119	1.07%	2,031	17.86%
After five years through fifteen years	2,940	3.25%	14,624	4.89%	82	4.99%	7,135	17.14%
After fifteen years	3,982	4.21%	4,435	2.07%	79	1.98%	492	5.55%
Total	$27,495	4.31%	$141,005	3.33%	$2,015	0.40%	$15,819	15.31%

(1) Represents estimated accretable yield.

	Total Loans
	Amount	Weighted Average Rate

Due
One year or less	$110,600	4.88%
After one year through five years	152,080	3.25%
After five years through fifteen years	387,748	4.55%
After fifteen years	3,156,189	3.59%
Total	$3,806,617	3.71%

The following table summarizes fixed and adjustable-rate loans at December 31, 2021, that are contractually due after December 31, 2022:

	Due After December 31, 2021
	Fixed Rate	Adjustable Rate	Total
	(Dollars in thousands)
Real estate loans:
Multifamily	$83,217	$2,434,634	$2,517,851
Commercial	59,740	730,154	789,894
One-to-four family residential	81,078	100,875	181,953
Construction and land	3,159	7,944	11,103
Home equity and lines of credit	55,294	54,447	109,741
Commercial and industrial loans	58,624	16,913	75,537
Other loans	280	—	280
PCD loans	2,784	6,874	9,658
Total loans	$344,176	$3,351,841	$3,696,017
At December 31, 2021, the Company had $3.16 billion in loans due to mature in 2037 and beyond, of which $85.6 million, or 2.71%, are fixed-rate loans.
Multifamily Real Estate Loans. Loans secured by multifamily properties totaled approximately $2.52 billion, or 66.2% of our total loan portfolio, at December 31, 2021. We include in this category properties having more than four residential units and a business or businesses where the majority of space is utilized for residential purposes, which we refer to as mixed-use. At December 31, 2021, we had 1,121 multifamily real estate loans, with an average loan balance of approximately $2.2 million, although there are a large number of loans with balances substantially greater than this average. At December 31, 2021, our largest multifamily real estate loan had a principal balance of $31.8 million, was secured by a five-building, 133-unit garden-style apartment complex located in Millburn Township, New Jersey, and was performing in accordance with its original contractual terms. Substantially all of our multifamily real estate loans are secured by properties located in our primary market areas and eastern Pennsylvania.
Our multifamily real estate loans typically amortize over 30 years with negotiated interest rates that adjust after an initial five-, seven-, or 10-year period, and every five years thereafter. Adjustable-rate loan originations are generally tied to a specifically identified market rate index. We also originate, to a lesser extent, 10- to 15-year fixed-rate, fully amortizing loans. In general, our multifamily real estate loans have interest rate floors equal to the interest rate on the date the loan is originated, and have prepayment penalties should the loan be prepaid during the initial five-, seven-, or 10-year term. In addition, our multifamily loans may contain an initial interest-only period which typically does not exceed two years; however, these loans are underwritten on a fully amortizing basis. Loans that we have purchased typically adjust to different market rate indexes.
In underwriting multifamily real estate loans, we consider a number of factors, including the ratio of the projected net cash flow to the loan’s debt service requirement (generally requiring a minimum ratio of 120%, computed after deduction for a vacancy factor and property expenses we deem appropriate), the age and condition of the collateral, the financial resources and income of the sponsor, and the sponsor’s experience in owning or managing similar properties. Multifamily real estate loans generally are originated in amounts up to the lesser of 75% of the appraised value or the purchase price of the property securing the loan. We require title insurance, fire and extended coverage casualty insurance, and, if required, flood insurance up to the regulatory required maximum in order to protect our security interest in the underlying property.  Although a significant portion of our multifamily real estate loans are referred to us by third-party loan brokers, we underwrite all multifamily real estate loans in accordance with our underwriting standards. Due to competitor considerations, as is customary in our marketplace, we typically do not obtain personal guarantees of the principals on multifamily real estate loans, except when warranted.
The repayment of loans secured by multifamily real estate properties typically depends on the successful operation of the property. If the cash flow from the property is reduced, or interest payments on the loan increase, the borrower’s ability to repay the loan may be impaired.

In a ruling that was contrary to a 1996 advisory opinion from the New York State Division of Housing and Community Renewal that owners of housing units who benefited from the receipt of “J-51” tax incentives under the Rent Stabilization Law are eligible to decontrol apartments, the New York State Court of Appeals ruled in 2009, that residential housing units located in two major housing complexes in New York City had been illegally decontrolled by the current and previous property owners. This ruling may subject other property owners that have previously or are currently benefiting from a J-51 tax incentive to litigation, possibly resulting in a significant reduction to property cash flows. Based on management’s assessment of our multifamily loan portfolio, we believe that nine loans may be affected by the ruling regarding J-51. These loans had an aggregate principal balance of $17.5 million at December 31, 2021, and were all performing in accordance with their original contractual terms at that date.
In 2019, the New York State legislature passed the Housing Stability and Tenant Protection Act, impacting approximately 1,000,000 rent-regulated apartment units. Among other things, the legislation: (i) curtails rent increases from material capital improvements and individual apartment improvements; (ii) all but eliminates the ability for apartments to exit rent regulation; (iii) does away with vacancy decontrol and high-income deregulation; and (iv) repealed the 20% vacancy bonus. At December 31, 2021, the Company has approximately $414.9 million in multifamily loans in New York City with tenants that have some form of rent stabilization or rent control. All of the loans are performing as agreed as of December 31, 2021.
The following table summarizes our variable-interest multifamily loan repricing (excluding PCD loans) at December 31, 2021:

	Amount	Weighted Average Rate
	(Dollars in thousands)
One year or less	$74,702	3.59%
After one year through five years	1,387,638	3.58%
After five years through ten years	935,821	3.38%
After ten years	36,471	4.41%
	$2,434,632	3.51%
Commercial Real Estate Loans.  Commercial real estate loans (other than multifamily real estate loans) totaled $808.6 million, or 21.2% of our loan portfolio, as of December 31, 2021. At December 31, 2021, our commercial real estate loan portfolio consisted of 736 loans with an average loan balance of approximately $1.1 million, although there are a large number of loans with balances substantially greater than this average. At December 31, 2021, our largest commercial real estate loan had a principal balance of $80.0 million (net active principal balance of $26.7 million as we have a 33.3% participation interest), was secured by an eight-story office facility located in Staten Island, New York, and was performing in accordance with its original contractual terms. Substantially all of our commercial real estate loans are secured by properties located in our primary market areas.

The following table sets forth the property types collateralizing our commercial real estate loans held-for-investment as of December 31, 2021:

	December 31, 2021
	Amount	Percent
	(Dollars in thousands)
Mixed use (majority of space is non-residential)	$165,469	20.5%
Office buildings	207,334	25.6
Retail	155,976	19.3
Accommodations (hotel/motel)	59,562	7.4
Warehousing	78,842	9.8
Healthcare facilities	27,278	3.4
Services	26,888	3.3
Restaurant	12,369	1.5
Schools/daycare	5,440	0.7
Recreational	10,639	1.3
Manufacturing	19,442	2.4
Other	39,358	4.8
	$808,597	100.0%
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
Construction and Land Loans. At December 31, 2021, construction and land loans totaled $27.5 million, or 0.7% of total loans receivable, and the additional unadvanced portion of these construction loans totaled $15.7 million. At December 31, 2021, we had 28 construction and land loans with an average balance of approximately $985,000. Our largest construction and land loan had a principal balance of $6.4 million (at a participation rate of 50%), and is secured by a proposed two building, 93-unit midrise apartment complex in Woodbridge, New Jersey. At December 31, 2021, this loan was performing in accordance with its original contractual terms.
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
Construction and land loans generally carry higher interest rates and have shorter terms than multifamily and commercial real estate loans. Construction and land loans have greater credit risk than long-term financing on improved, income-producing real estate. Risk of loss on a construction loan depends largely upon the accuracy of the initial estimate of the project at completion of construction as compared to the estimated cost (including interest) of construction and other assumptions. If the estimate of construction costs is inaccurate, we may decide to advance additional funds beyond the amount originally committed in order to protect our security interest in the underlying property. However, if the estimated value of the completed project is inaccurate, the borrower may hold the real estate with a value that is insufficient to assure full repayment of the construction loan upon its sale. In the event we make a land acquisition loan on real estate that is not yet approved for the planned development, there is a risk that approvals will not be granted or will be delayed. Construction loans also expose us to a risk that improvements will not be completed on time in accordance with specifications and projected costs. In addition, the ultimate sale or rental of the project may not occur as anticipated and the market value of collateral, when completed, may be less than the outstanding loans and there may be no permanent financing available upon completion. Substantially all of our construction and land loans are secured by real estate located in our primary market areas.
Commercial and Industrial Loans. At December 31, 2021, commercial and industrial loans totaled $141.0 million or 3.7% of the total loan portfolio, and the additional unadvanced portion of these commercial and industrial loans totaled $91.2 million. Included within commercial and industrial loans at December 31, 2021 were 377 PPP loans (discussed further below) totaling $40.5 million. Excluding the PPP loans, as of December 31, 2021, we had 793 commercial and industrial loans with an average loan balance of approximately $127,000, although we originate these types of loans in amounts substantially greater than this average. At December 31, 2021, our largest commercial and industrial loan had a principal balance of $10.7 million and was performing in accordance with its original contractual terms.
Our term commercial and industrial loans typically amortize over five to seven years with interest rates that are primarily indexed to various FHLB rates, and to a lesser extent, prime rates. Margins generally range from zero to 300 basis points above the index rate. We also originate, to a lesser extent, 10-year fixed-rate, fully amortizing loans. In general, our commercial and industrial loans have interest rate floors equal to the interest rate on the date the loan is originated and have prepayment penalties.
We make various types of secured and unsecured commercial and industrial loans for the purpose of working capital and other general business purposes. The terms of these loans generally range from less than one year to a maximum of seven years, however we could allow for a maximum of 10 years depending on industry or asset type. The loans either are negotiated on a fixed-rate basis or carry adjustable interest rates indexed to the prime rate as published in The Wall Street Journal.
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

During 2020 and 2021, the Company participated in the SBA PPP program, which provides 100% federally guaranteed loans for small businesses to cover payroll, utilities, rent and interest. These loans are fully guaranteed by the SBA and may be forgiven if borrowers maintain their payrolls and satisfy certain other conditions for a period of time during the COVID-19 pandemic. Loans that do not meet the forgiveness criteria will enter a repayment period of two or five years. There were 377 PPP loans outstanding totaling $40.5 million at December 31, 2021, compared to 1,275 loans outstanding totaling $126.5 million at December 31, 2020.
One-to-Four Family Residential Real Estate Loans. At December 31, 2021, we had 386 one-to-four family residential real estate loans outstanding with an aggregate balance of $183.7 million, or 4.8% of our total loan portfolio. As of December 31, 2021, the average balance of one-to-four family residential real estate loans was approximately $457,000, although we have originated these types of loan in amounts substantially greater than this average. At December 31, 2021, our largest loan of this type (excluding purchased loan pools, discussed below) had a principal balance of $5.5 million and was collateralized by 42 condominiums within a complex in Plainfield, New Jersey. The loan was performing in accordance with its original contractual terms. We no longer offer loans secured by owner-occupied, one-to-four family residential real estate, but may purchase them from time-to-time to meet our Community Reinvestment Act obligations.
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
Home Equity Loans and Lines of Credit. At December 31, 2021, we had 1,925 home equity loans and lines of credit with an aggregate outstanding balance of $110.0 million, or 2.9% of our total loan portfolio. Of this total, outstanding home equity lines of credit totaled $53.6 million, or 1.4%, of our total loan portfolio and home equity loans totaled $53.2 million, or 1.4%, of our total loan portfolio. At December 31, 2021, the average home equity loan and line of credit balance was approximately $57,000, although we originate these types of loans in amounts substantially greater than this average. At December 31, 2021, our largest home equity line of credit had a maximum exposure of approximately $3.3 million, and the largest loan under a line of credit had an outstanding balance of approximately $701,000. This loan was performing in accordance with its original contractual terms. At December 31, 2021, our largest outstanding home equity loan was $1.5 million and was performing in accordance with its original contractual terms.
We offer home equity loans and home equity lines of credit that are secured by the borrower’s primary residence or second home. Home equity lines of credit are adjustable-rate loans tied to the prime rate as published in The Wall Street Journal adjusted for a margin, and have a maximum term of 25 years during which time the borrower is required to make principal payments based on a 30-year amortization. Home equity lines generally have interest rate floors and ceilings. The borrower is permitted to draw against the line during the entire term on originations occurring prior to June 15, 2011. For home equity loans originated beginning on June 15, 2011, the borrower is only permitted to draw against the line for the initial 10 years. Our home equity loans typically are fully amortizing with fixed terms up to 25 years. Home equity loans and lines of credit generally are underwritten with the same criteria we historically used to underwrite fixed-rate, one-to-four family residential real estate loans. Home equity loans and lines of credit may be underwritten with a loan-to-value ratio of 80% when combined with the principal balance of the existing mortgage loan. We appraise the property securing the loan at the time of the loan application to determine the value of the property. At the time we close a home equity loan or line of credit, we record a mortgage to perfect our security interest in the underlying collateral.

PCD Loans. The Company adopted CECL using the prospective transition approach for PCD loans that were previously classified as PCI loans and accounted for under ASC Subtopic 310-30 - Accounting for Purchased Loans with Deteriorated Credit Quality ("ASC 310-30"). In accordance with the standard, management did not reassess whether PCI loans met the criteria of PCD loans as of the date of adoption. On January 1, 2021, the amortized cost basis of the PCD assets was adjusted to reflect the addition of the $6.8 million of the allowance for credit losses. The remaining noncredit discount (based on the adjusted amortized cost basis) was accreted into interest income at the effective interest rate as of January 1, 2021.
Upon adoption of CECL, the Company elected to maintain pools of loans that were previously accounted for under ASC 310-30 and will continue to account for these pools as a unit of account. Loans are only removed from existing pools if they are written off, paid off, or sold. Upon adoption of CECL, the allowance for credit losses was determined for each pool and added to the pool's carrying amount to establish a new amortized cost basis. The difference between the unpaid principal balance of the pool and the new amortized cost basis is the noncredit premium or discount which will be amortized into interest income over the remaining life of the pool. Changes to the allowance for credit losses after adoption are recorded through provision expense.
At December 31, 2021, PCD loans consisted of approximately 16% one-to-four family residential loans, 25% commercial real estate loans and 48% commercial and industrial loans, with the remaining balance in construction and land and home equity loans. At December 31, 2020, PCI loans consisted of approximately 22% one-to-four family residential loans, 23% commercial real estate loans and 40% commercial and industrial loans, with the remaining balance in construction and land and home equity loans.
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
Generally, loans (excluding PCD loans) are placed on non-accrual status when payment of principal or interest is 90 days or more delinquent unless the loan is considered well-secured and in the process of collection. Loans also are placed on non-accrual status at any time if the ultimate collection of principal or interest in full is in doubt. When loans are placed on non-accrual status, unpaid accrued interest is reversed, and further income is recognized only to the extent received, and only if the principal balance is deemed fully collectible. The loan may be returned to accrual status if both principal and interest payments are brought current and factors indicating doubtful collection no longer exist, including performance by the borrower under the loan terms for a consecutive six-month period. Our Chief Credit Officer reports monitored loans, including all loans rated watch, special mention, substandard, doubtful or loss, to the Loan Committee of the Board of Directors at least quarterly.
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

The CARES Act included a provision that permits a financial institution to elect to suspend temporarily TDR accounting under current U.S. generally accepted accounting principles (“U.S. GAAP”). To be eligible, a loan modification must be: (1) related to COVID-19; (2) executed on a loan that was not more than 30 days past due as of December 31, 2019; and (3) executed between March 1, 2020 and the earlier of (a) 60 days after the date of termination of the national emergency or (b) December 31, 2020. This relief was further extended by the Consolidated Appropriations Act to the earlier of January 1, 2022 or 60 days after the date of termination of the national emergency. The relief provided includes short-term (e.g., up to six months) modifications such as payment deferrals, fee waivers, extensions of repayment terms, or delays in payment that are insignificant. Borrowers considered current are those that are less than 30 days past due on their contractual payments at the time a modification program is implemented. The banking regulators issued similar guidance, which also clarified that a COVID-19-related modification should not be considered a TDR if the borrower was current on payments at the time the underlying loan modification program was implemented and if the modification is considered to be short-term. In response to the COVID-19 pandemic and its economic impact to customers, the Company introduced a short-term modification program in March 2020 that provided temporary payment relief to those borrowers directly impacted by COVID-19. The program allows for a deferral of payments for 90 days, which may extend for an additional 90 days, with modifications in the form of payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment. In accordance with regulatory guidance under the CARES Act, these loan deferrals are not considered TDRs at December 31, 2021 and will not be reported as past due during the deferral period. See Item 7. “Management's Discussion and Analysis of Financial Condition and Results of Operations - Asset Quality - COVID-19 Exposure” and Item 8. “Financial Statements and Supplementary Data - Notes to the Consolidated Financial Statements - Note 6. Loans” for further details about loan modifications under the CARES Act.
Non-Performing and Restructured Loans (excluding PCD). The table below sets forth the amounts and categories of our non-performing assets at the dates indicated. At December 31, 2021, 2020, 2019, 2018, and 2017, we had TDRs of $3.2 million, $3.7 million, $4.4 million, $513,000, and $251,000 respectively, which are included in the appropriate categories within non-accrual loans. Additionally, we had $5.8 million, $7.7 million, $14.1 million, $16.4 million, and $18.0 million of TDRs on accrual status at December 31, 2021, 2020, 2019, 2018, and 2017, respectively, which do not appear in the table below. Generally, the types of concessions that we make to troubled borrowers include reductions in interest rates and payment extensions and to a lesser extent interest and principal forgiveness. At December 31, 2021, 74.4% of TDRs were commercial real estate loans, 17.3% were one-to-four family residential loans, 6.7% were multifamily loans, 0.4% were home equity loans, and 1.2% were commercial and industrial loans. At December 31, 2021, loans totaling $146,000, or 2.5% of the $5.8 million accruing TDRs, were not performing in accordance with their restructured terms, and one loan totaling $368,000, or 11.4% of the $3.2 million non-accruing TDRs, was not performing in accordance with its restructured terms.

	At December 31,
	2021	2020	2019	2018	2017
	(Dollars in thousands)
Non-accrual loans held-for-investment:
Real estate loans:
Commercial	$5,117	$6,229	$7,922	$7,291	$4,087
One-to-four family residential	314	906	889	1,129	774
Multifamily	1,882	1,153	437	566	417
Home equity and lines of credit	281	191	185	151	156
Commercial and industrial loans	28	37	—	25	74
Total non-accrual loans held-for-investment	7,622	8,516	9,433	9,162	5,508
Loans delinquent 90 days or more and still accruing held-for-investment:
Real estate loans:
Commercial	147	500	253	—	—
One-to-four family residential	165	174	265	33	27
Home equity and lines of credit	—	—	—	—	—
Other	—	3	—	—	1
Commercial and industrial loans	72	436	—	—	—
Total loans delinquent 90 days or more and still accruing	384	1,113	518	33	28
Total non-performing loans held-for-investment	8,006	9,629	9,951	9,195	5,536
Other real estate owned	100	—	—	—	850
Non-performing loans held-for-sale	—	19,895	—	—	—
Total non-performing assets	$8,106	$29,524	$9,951	$9,195	$6,386
Ratios:
Non-performing loans to total loans (1)	0.21%	0.77%	0.29%	0.28%	0.18%
Non-accrual loans held-for-investment to total loans held-for-investment, net	0.20%	0.22%	0.27%	0.28%	0.18%
Non-performing assets to total assets	0.15%	0.54%	0.20%	0.21%	0.16%
Total assets	$5,430,542	$5,514,544	$5,055,302	$4,408,432	$3,991,417
Loans held-for-investment, net	$3,806,617	$3,823,238	$3,437,085	$3,245,170	$3,140,819

(1) Includes non-performing loans transferred to held-for-sale.
At December 31, 2021, 10.5% of PCD loans were past due 30 to 89 days, and 19.2% were past due 90 days or more. At December 31, 2020, 9.6% of PCI loans were past due 30 to 89 days, and 35.2% were past due 90 days or more. At December 31, 2019, 20.9% of PCI loans were past due 30 to 89 days, and 24.3% were past due 90 days or more. At December 31, 2018, 10.0% of PCI loans were past due 30 to 89 days, and 23.3% were past due 90 days or more. At December 31, 2017, 10.8% of PCI loans were past due 30 to 89 days, and 17.1% were past due 90 days or more.
The following table sets forth the property types collateralizing non-accrual commercial real estate loans held-for investment at December 31, 2021:

	At December 31, 2021
	Amount	Percent
	(Dollars in thousands)
Services	$2,890	56.5%
Mixed use	1,234	24.1
Restaurant	510	10.0
Office buildings	348	6.8
Recreational	77	1.5
Warehousing	58	1.1
Total	$5,117	100.0%

Other Real Estate Owned. Real estate acquired by us as a result of foreclosure or by deed in lieu of foreclosure is classified as other real estate owned. On the date the property is acquired, it is recorded at the lower of cost or estimated fair value, establishing a new cost basis. Estimated fair value generally represents the sale price a buyer would be willing to pay on the basis of current market conditions, including normal terms from other financial institutions, less the estimated costs to sell the property. Holding costs and declines in estimated fair value result in charges to expense after acquisition. At December 31, 2021, other real estate owned is comprised of one property acquired during the year as a result of foreclosure. The property is located in New Jersey, had a carrying value of approximately $100,000 and was included in other assets on the consolidated balance sheet at December 31, 2021. The Company had no other real estate owned at December 31, 2020.
Non-Performing Loans Held-For-Sale. Non-performing loans held-for-sale at December 31, 2020 totaled $19.9 million and were comprised of high-risk commercial real estate and multifamily loans, primarily accommodation (hotel/motel) loans that were modified in the form of interest and/or principal payment deferrals due to COVID-19 related hardships, and have not returned to contractual payments after 180 days of relief. The sale of these loans was completed in the first quarter of 2021.
Potential Problem Loans and Classification of Assets. Our relationship managers and credit administration department monitor their loan portfolios, including evaluations of borrowers’ business operations, current financial condition, underlying values of any collateral, and assessment of their financial prospects in the current economic environment. Based on these evaluations, we determine an appropriate strategy for individual potential problem loans, with the objective of maximizing the recovery of the related loan balances.
Our policies, consistent with regulatory guidelines, provide for the classification of loans and other assets that are considered to be of lesser quality as substandard, doubtful, or loss assets. An asset is classified substandard if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Substandard assets include those assets characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected. Assets classified as doubtful have all of the weaknesses inherent in those classified substandard with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable. Assets (or portions of assets) classified as loss are those considered uncollectible and of such little value that their continuance as assets is not warranted. Assets that do not expose us to risk sufficient to warrant classification in one of the aforementioned categories, but which possess potential weaknesses that deserve our close attention, are designated as special mention. At December 31, 2021, classified assets, excluding loans on non-accrual status, consisted of substandard assets of $51.1 million and no doubtful or loss assets. At December 31, 2021, we also had $13.8 million of assets designated as special mention. At December 31, 2020, classified assets, excluding loans on non-accrual status, consisted of substandard assets of $40.2 million and no doubtful or loss assets. At December 31, 2020, we also had $24.1 million of assets designated as special mention.
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
At December 31, 2021, the Company had $1.2 million of accruing loans that were 30 to 89 days delinquent, as compared to $14.0 million at December 31, 2020.
The following table sets forth the total amounts of delinquencies for accruing loans that were 30 to 89 days past due by type and by amount at the dates indicated:

	December 31,
	2021	2020
	(Dollars in thousands)
Real estate loans:
Multifamily	$—	$1,893
Commercial	144	8,792
One-to-four family residential	593	1,152
Home equity and lines of credit	412	380
Construction and land	—	994
Commercial and industrial loans	2	760
Other loans	15	11
Total	$1,166	$13,982

Allowance for Credit Losses on Loans
We provide for credit losses on loans based on the consistent application of our documented allowance for credit losses methodology. Credit losses are charged to the allowance for credit losses and recoveries are credited to it. Additions to the allowance for credit losses are provided by charges against income based on various factors, which, in our judgment, deserve current recognition in estimating probable losses. Credit losses are charged-off in the period the loans, or portion thereof, are deemed uncollectible. Generally, the Company will record a loan charge-off (including a partial charge-off) to reduce a loan to the estimated fair value of the underlying collateral, less cost to sell, for collateral dependent loans. We regularly review the loan portfolio in order to maintain the allowance for credit losses in accordance with U.S. GAAP. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Polices - Allowance for Credit Losses” for a description of our allowance methodology.

The following table sets forth activity in our allowance for credit losses for the years indicated:

	At or For the Years Ended December 31,
	2021	2020	2019	2018	2017
	(Dollars in thousands)
Balance at beginning of year	$37,607	$28,707	$27,497	$26,160	$24,595
Impact of CECL adoption	10,353	—	—	—	—
Balance at January 1, 2021	47,960	28,707	27,497	26,160	24,595
Charge-offs:
Commercial real estate (1)	—	(4,213)	(651)	(1,257)	(196)
One-to-four family residential	(21)	—	(64)	(3)	—
Home equity and lines of credit	—	—	(49)	(60)	(115)
Commercial and industrial	(646)	(94)	(100)	(70)	(88)
Other	(3)	—	(123)	—	(3)
PCD loans	(2,411)	—	—	—	—
Total charge-offs	(3,081)	(4,307)	(987)	(1,390)	(402)
Recoveries:
Commercial real estate (1)	60	414	1,916	76	354
One-to-four family residential	29	5	228	7	4
Construction and land	26	—	—	—	—
Home equity and lines of credit	—	27	2	3	100
Commercial and industrial	39	13	21	20	80
Other	5	6	8	6	18
PCD loans	119	—	—	—	—
Total recoveries	278	465	2,175	112	556
Net (charge-offs)/recoveries	(2,803)	(3,842)	1,188	(1,278)	154
(Benefit)/provision for credit losses	(6,184)	12,742	22	2,615	1,411
Balance at end of year	$38,973	$37,607	$28,707	$27,497	$26,160
Ratios:
Net (charge-offs)/recoveries to average loans outstanding (7):
Commercial real estate (1)	—%	(0.10)%	0.04%	(0.04)%	0.01%
Commercial and industrial	(0.01)	(0.01)	—	—	—
PCD	(0.06)	—	—	—	—
Total net (charge-offs)/recoveries	(0.07)%	(0.11)%	0.04%	(0.04)%	0.01%
Allowance for credit losses to non-performing loans held-for-investment at end of year (2)(6)	486.80	390.56	288.48	299.06	472.63
Allowance for credit losses to total non-performing loans at end of year (2)(3)(4)(6)	486.80	127.38	288.48	299.06	472.63
Allowance for credit losses to total loans held-for-investment, net, at end of year (2)(4)(5)(6)	1.02	0.98	0.84	0.85	0.83
Allowance for credit losses to non-accrual loans held-for-investment at end of year (2)(4)(5)(6)	511.32	441.60	304.33	300.12	474.95

(1)	Commercial includes commercial real estate loans collateralized by owner-occupied, non-owner occupied, and multifamily properties.
(2)	The year ended December 31, 2020 includes an allowance for loan losses of $8.0 million related to additional factors considered for COVID-19.
(3)	Includes non-performing loans held-for-sale at December 31, 2020.
(4)
Excluding PPP loans (which are fully government guaranteed and do not carry any provision for losses) of $40.5 million and $100.0 million (originated) at December 31, 2021 and 2020, respectively, the allowance for credit losses to total loans held for investment, net, totaled 1.03% and 1.00%, respectively, at December 31, 2021 and 2020.

(5)	Includes PCD and acquired loans held-for-investment (and related allowance for credit losses).
(6)
The Company adopted the CECL accounting standard effective January 1, 2021, and recorded a $10.4 million increase to its allowance for credit losses, including reserves of $6.8 million related to PCD loans. Ratios prior to December 31, 2021 do not reflect the adoption of CECL.

(7)	Calculated based on average total loans.
At December 31, 2021 and 2020, the allowance for loan losses related to PCD loans was $4.7 million and $881,000, respectively.  Loans held-for-sale are excluded from the allowance for loan losses coverage ratios in the table above.
Allocation of Allowance for Credit Losses.  The following tables set forth the allowance for credit losses allocated by loan category and the percent of loans in each category to total loans at the dates indicated. The allowance for credit losses allocated to each category is not necessarily indicative of future losses in any particular category and does not restrict the use of the allowance to absorb losses in other categories.

	At December 31,
	2021		2020		2019
	Allowance for Credit Losses	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
Real estate loans:
Commercial (1)	$26,785	87.40%	$33,005	84.49%	$25,094	85.92%
One-to-four family residential	3,545	4.82	207	5.52	180	7.92
Construction and land	169	0.72	1,214	1.95	536	1.19
Home equity and lines of credit	560	2.89	260	2.39	317	2.83
Commercial and industrial	3,173	3.70	1,842	5.09	1,640	1.58
PCD/PCI loans	4,732	0.42	881	0.48	789	0.51
Other	9	0.05	198	0.08	151	0.05
Total allowance	$38,973	100.00%	$37,607	100.00%	$28,707	100.00%

	At December 31,
	2018		2017
	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
Real estate loans:
Commercial (1)	$23,714	83.64%	$22,570	81.15%
One-to-four family residential	342	9.80	540	12.00
Construction and land	463	1.19	610	1.65
Home equity and lines of credit	291	2.97	122	2.77
Commercial and industrial	1,569	1.73	1,273	1.65
PCI loans	1,010	0.62	951	0.73
Other	108	0.05	94	0.05
Total allowance	$27,497	100.00%	$26,160	100.00%

(1) Commercial includes commercial real estate loans collateralized by owner-occupied, non-owner occupied, and multifamily properties.

Investments
We conduct securities portfolio transactions in accordance with our board-approved investment policy. Northfield Bank's investment policy is reviewed at least annually by the Risk Committee of the Board of Directors. Any changes to the policy are subject to ratification by the full Board of Directors. This policy dictates that investment decisions give consideration to the safety of the investment, liquidity requirements, potential returns, the ability to provide collateral for pledging requirements, and consistency with our interest rate risk management strategy. Our Chief Investment Officer executes our securities portfolio transactions, within policy requirements, with the approval of either the Chief Executive Officer or the Chief Financial Officer. NSB Services Corp.’s and NSB Realty Trust’s (which are each Bank subsidiaries) investment officers execute security portfolio transactions in accordance with investment policies that substantially mirror Northfield Bank’s investment policy. All purchase and sale transactions are reviewed by the Risk Committee at least quarterly.
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
Northfield Bank’s investment policy does not permit investment in common stock of other entities including GSEs, other than our required investment in the common stock of the FHLBNY or as permitted for community reinvestment purposes or to fund Northfield Bank’s deferred compensation plan. Northfield Bancorp, Inc. may invest in equity securities of other financial institutions, as well as preferred stock, up to certain limitations. As of December 31, 2021, we did not hold any asset-backed securities other than mortgage-backed securities. Our Board of Directors may change these limitations in the future.
Our current investment policy does permit hedging through the use of derivative instruments such as financial futures or interest rate options and swaps, although we currently have no derivative hedging instruments in place.
At the time of purchase, we designate a security as either held-to-maturity, available-for-sale, or trading, based upon our ability and intent to hold such securities. Trading securities and securities available-for-sale are reported at estimated fair value, and securities held-to-maturity are reported at amortized cost. A periodic review and evaluation of the available-for-sale and held-to-maturity securities portfolios is conducted to determine if the estimated fair value of any security has declined below its carrying value and whether such impairment is other-than-temporary. If such impairment is deemed to be other-than-temporary, the security is written down to a new cost basis and the resulting loss is charged against earnings. The estimated fair values of our securities are obtained from an independent nationally recognized pricing service. At December 31, 2021, our investment portfolio consisted primarily of mortgage-backed securities guaranteed by GSEs, U.S. Government agency securities, corporate debt securities, and, to a lesser extent, municipal bonds, private label mortgage-backed securities, and mutual funds. The market for these securities primarily consists of other financial institutions, insurance companies, real estate investment trusts, and mutual funds.
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
REMICs are a type of mortgage-backed security issued by special purpose entities that aggregate pools of mortgages and mortgage-backed securities and create different classes of securities with varying maturities and amortization schedules, as well as a residual interest, with each class possessing different risk characteristics. The cash flows from the underlying collateral are generally divided into “tranches” or classes that have descending priorities with respect to the distribution of principal and interest cash flows.
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
At December 31, 2021, our corporate bond portfolio consisted of securities, all of which were investment-grade, and had remaining maturities generally shorter than five years. Our investment policy provides that we may invest up to 15% of our Tier 1 risk-based capital in corporate bonds from individual issuers which, at the time of purchase, are within the investment-grade ratings from Standard & Poor’s, Moody’s or Fitch. The maturity of these bonds may not exceed 10 years, and there is no aggregate limit for this security type. Corporate bonds from individual issuers not rated investment grade at the time of purchase, are limited to the lesser of 1% of our total assets or 15% of our Tier 1 risk-based capital, and must have a maturity of less than one year. Aggregate holdings of this security type cannot exceed 5% of our total assets. Aggregate holdings of individual issuers of corporate bonds and commercial paper, both investment grade and non-investment grade, are not to exceed 50% of Tier 1 capital of the Company. Additionally, at the time of purchase, management performs due diligence to conclude that the security meets the regulatory standard for investment grade. Bonds that subsequently experience a decline in credit rating below investment grade are monitored at least quarterly.

The following table sets forth the amortized cost and estimated fair value of our available-for-sale and held-to-maturity securities portfolios (excluding FHLBNY common stock) at the dates indicated.  As of December 31, 2021, 2020, and 2019, we also had a trading portfolio with a fair value of $13.5 million, $12.3 million and $11.2 million, respectively, consisting of mutual funds quoted in actively traded markets.  These securities are utilized to fund non-qualified deferred compensation obligations.

	At December 31,
	2021		2020		2019
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(Dollars in thousands)
Debt securities available-for-sale:
U.S. Government agency securities	$2,344	$2,290	$3,168	$3,158	$—	$—
Mortgage-backed securities:
Pass-through certificates:
GSEs	579,035	581,406	270,867	281,343	324,080	329,407
REMICs:
GSEs	390,755	391,710	884,414	890,965	643,816	643,667
Non-GSEs	—	—	4	4	53	53
Other debt securities:
Municipal bonds	71	72	122	123	296	299
Corporate bonds	233,311	232,759	87,319	88,418	163,725	164,926
Asset-backed securities	—	—	779	794	—	—
Total debt securities available-for-sale	$1,205,516	$1,208,237	$1,246,673	$1,264,805	$1,131,970	$1,138,352

	At December 31,
	2021		2020		2019
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(Dollars in thousands)
Securities held-to-maturity:
Mortgage-backed securities:
Pass-through certificates - GSEs	$5,283	$5,475	$7,234	$7,574	$8,762	$8,886
Total securities held-to-maturity	$5,283	$5,475	$7,234	$7,574	$8,762	$8,886

The following table sets forth the amortized cost and estimated fair value of securities as of December 31, 2021, for issuers that exceeded 10% of our stockholders’ equity as of that date:

	At December 31, 2021
	Amortized Cost	Estimated Fair Value
	(Dollars in thousands)
Mortgage-backed securities:
Freddie Mac	$240,441	$242,848
Fannie Mae	$564,034	$566,075
Ginnie Mae	$170,598	$169,668
Portfolio Maturities and Yields.  The composition and maturities of the investment securities portfolio at December 31, 2021, are summarized in the following table. Maturities are based on the final contractual payment dates, and do not reflect the effect of scheduled principal repayments, prepayments, or early redemptions that may occur.  All of our securities at December 31, 2021, were taxable with the exception of our U.S. Government agency securities and municipal portfolio. Weighted average yield is based on amortized cost.

	One Year or Less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield
	(Dollars in thousands)
Securities available-for-sale:
U.S. Government agency securities:	$—	—%	$—	—%	$2,344	3.14%	$—	—%	$2,344	$2,290	3.14%
Mortgage-backed securities:
Pass-through certificates:
GSEs	14,587	2.09%	32,263	3.28%	228,089	2.37%	304,096	2.29%	579,035	581,406	2.37%
REMICs:
GSE	—	—%	19,115	2.64%	20,331	2.24%	351,309	1.24%	390,755	391,710	1.36%
	$14,587	2.09%	$51,378	3.04%	$248,420	2.36%	$655,405	1.73%	$969,790	$973,116	1.96%
Other debt securities:
Municipal bonds	31	3.30%	40	3.64%	—	—%	—	—%	71	72	3.49%
Corporate bonds	57,268	1.88%	161,033	0.98%	15,010	1.42%	—	—%	233,311	232,759	1.23%
	$57,299	1.88%	$161,073	0.98%	$15,010	1.42%	$—	—%	$233,382	$232,831	1.23%
Total securities available-for-sale	$71,886	1.92%	$212,451	1.48%	$265,774	2.31%	$655,405	1.73%	$1,205,516	$1,208,237	1.82%

Securities held-to-maturity:
Mortgage-backed securities:
Pass-through certificates:
GSEs	$—	—%	$—	—%	$—	—%	$5,283	3.52%	$5,283	$5,475	3.52%
Total securities held-to-maturity	$—	—%	$—	—%	$—	—%	$5,283	3.52%	$5,283	$5,475	3.52%

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
Deposits.  We accept deposits primarily from the areas in which our offices are located. We rely on our convenient locations, customer service, and competitive products and pricing to attract and retain deposits. We offer a variety of deposit accounts to businesses, consumers and municipalities with a range of interest rates and terms. Our deposit accounts consist of transaction accounts (NOW and interest and non-interest bearing checking accounts), savings accounts (money market, passbook, and statement savings), and certificates of deposit, including individual retirement accounts. We accept brokered deposits when it is deemed cost effective. At December 31, 2021 and 2020, we had brokered deposits totaling $31.0 million and $147.8 million, respectively. In addition, municipal deposits which primarily consist of funds from local government entities domiciled in New Jersey, and are a significant source of funds, totaled $633.5 million, or 15.2% of our total deposits at December 31, 2021. At December 31, 2020, municipal deposits totaled $501.0 million, or 12.3% of our total deposits. Municipal deposits are primarily secured by mortgaged-backed securities.
Uninsured deposits were estimated at $1.64 billion and $1.51 billion at December 31, 2021, and December 31, 2020, respectively.
The following table provides the uninsured portion of certificates of deposit at December 31, 2021, by account, with a maturity of:

December 31, 2021
(Dollars in thousands)
Three months or less	$14,051
Over three months through six months	13,036
Over six months through one year	1,028
Over one year	5,322
Total	$33,437
Interest rates offered on deposit accounts generally are established weekly, while maturity terms, service fees, and withdrawal penalties are reviewed on a periodic basis. Deposit rates and terms are based primarily on current operating strategies, market interest rates, and liquidity requirements.
At December 31, 2021, we had $382.4 million in certificates of deposit, of which $295.8 million had remaining maturities of one year or less.
The following table sets forth the distribution of our average total deposit accounts, by account type, for the periods indicated:

	For the Year Ended December 31,
	2021			2020			2019
	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate
	(Dollars in thousands)
Non-interest bearing demand	$812,805	19.68%	—%	$529,138	13.94%	—%	$384,740	11.54%	—%
NOW and interest bearing demand	1,085,259	26.28	0.07%	787,351	20.74%	0.30%	575,893	17.28%	0.80%
Money market accounts	594,081	14.38	0.11%	609,426	16.05%	0.51%	630,273	18.91%	1.32%
Savings	1,132,212	27.42	0.14%	959,857	25.29%	0.50%	715,398	21.46%	1.05%
Certificates of deposit	505,472	12.24	0.63%	910,444	23.98%	1.65%	1,027,122	30.81%	2.03%
Total deposits	$4,129,829	100.00%	0.15%	$3,796,216	100.00%	0.67%	$3,333,426	100.00%	1.24%
As of December 31, 2021, the aggregate amount of our outstanding certificates of deposit in amounts greater than $250,000 was $64.8 million. The following table sets forth the maturity of these certificates at December 31, 2021:

December 31, 2021
(Dollars in thousands)
Three months or less	$22,051
Over three months through six months	23,286
Over six months through one year	6,028
Over one year	13,416
Total	$64,781

Borrowings.   Our borrowings consist primarily of advances from the FHLBNY as well as securities sold under agreements to repurchase (repurchase agreements) with third-party financial institutions. As of December 31, 2021, our FHLB advances totaled $365.0 million, or 7.8%, of total liabilities, repurchase agreements totaled $50.0 million, or 1.1%, and floating rate advances totaled $6.8 million, or 0.1%, of total liabilities. At December 31, 2021, the Company had the ability to obtain additional funding from the FHLBNY and Federal Reserve Bank discount window of approximately $2.1 billion, utilizing unencumbered securities of $647.5 million and multifamily loans of $1.4 billion. Repurchase agreements are primarily secured by mortgage-backed securities. Advances from the FHLBNY are secured by our investment in the common stock of the FHLBNY as well as by pledged mortgage-backed securities and loans.
The following table sets forth information concerning balances and interest rates on our borrowings at and for the years indicated:

	At Or For the Years Ended December 31,
	2021	2020	2019
	(Dollars in thousands)
Balance at end of year	$421,755	$591,789	$857,004
Average balance during year	$501,523	$645,305	$576,284
Maximum outstanding at any month end	$592,170	$776,979	$857,004
Weighted average interest rate at end of year	2.13%	2.08%	2.12%
Weighted average interest rate during year	2.08%	2.03%	2.09%
Human Capital
At December 31, 2021, the Company had 379 full-time employees and 12 part-time employees, located primarily in the states of New York and New Jersey, of which approximately 67% were women and 38% were minorities. We welcome and promote diversity and inclusion to achieve exceptional business results and a sustainable competitive advantage. We are focused on attracting, developing and retaining employees with diverse backgrounds and experiences whose contributions can maximize our financial and strategic growth objectives and build long-term stockholder value. Our core values of trust, respect and excellence, coupled with our vision of being a high-performing socially responsible community bank where employees want to work, customers want to bank, and stockholders want to invest, promotes innovation, increases business value, and enriches our corporate culture. We believe our relationship with our employees is good. We have not experienced any material employment-related issues or interruptions of services due to labor disagreements and are not a party to any collective bargaining agreements. Key items related to our human capital are described below.
Compensation and Benefits. We offer employees competitive short-term and long-term compensation that we periodically benchmark to market data utilizing third party consultants specialized in employee compensation and retention. We provide a comprehensive and competitive portfolio of health and welfare benefits including medical, dental and vision insurance, life insurance, short-term disability, and various expense reimbursement programs. We sponsor a 401(k) plan, which provides eligible employees the opportunity to invest a portion of their pre-tax and after-tax base salary, up to regulatory limits, in professionally managed investment options, and self-directed brokerage accounts. Over time, we match up to 50% of employee contributions up to the first 6% of compensation, as defined, based on years of service. We also maintain the Northfield Bank Employee Stock Ownership Plan (the “ESOP”) for eligible employees. The ESOP is a tax-qualified plan invested in our common stock. The ESOP provides employees with the opportunity to receive a funded retirement benefit based on the value of our common stock, and years of service, as defined, and is 100% funded by Northfield Bank.
Employee Engagement. We partner with various third parties to measure employee engagement and satisfaction, and develop action plans for continued improvement. We have introduced virtual town hall meetings for all employees, opening the lines of communications and answering employee questions and concerns. In conjunction with the town hall meetings, surveys were completed related to well-being, compensation, benefits, and our core values. These surveys provided insight into our employees’ needs and preferences, which we consider in future program development.

Diversity, Equity and Inclusion. We prioritize diversity, equity and inclusion as an employer, a financial institution, and as a member of the communities in which we operate and recognize that differences in gender, race, ethnicity, religion, age, culture, physical ability, veteran’s status, thinking style, and background enrich our work environment and help us to better respond to the needs of our customers. We are committed to attracting, retaining and promoting quality talent regardless of characteristics. Our recruiting efforts include participation in select venues that provide us opportunities to identify and select from a diverse group of candidates for all open positions based on critical skill sets of each position. We are dedicated to providing a workplace for our employees that is inclusive, supportive, and free of discrimination or harassment. We recognize and reward our employees based on their individual results and performance; and promote a respectful work environment that values characteristics and differences that make each of our employees unique.

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
Subsidiary Activities
Northfield-Bancorp, Inc. owns 100% of Northfield Investments, Inc., an inactive New Jersey investment company, and 100% of Northfield Bank. Northfield Bank owns 100% of NSB Services Corp., a Delaware corporation, which in turn owns 100% of the voting common stock of NSB Realty Trust. NSB Realty Trust is a Maryland real estate investment trust that holds mortgage loans, mortgage-backed securities and other investments. These entities enable us to segregate certain assets for management purposes, and or borrow against assets or stock of these entities for liquidity purposes. At December 31, 2021, Northfield Bank’s investment in NSB Services Corp. was $804.6 million, and NSB Services Corp. had assets of $804.7 million and liabilities of $122,000 at that date. At December 31, 2021, NSB Services Corp.’s investment in NSB Realty Trust was $804.4 million, and NSB Realty Trust had $804.4 million in assets, and liabilities of $14,000 at that date.
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
Loans-to-One-Borrower
We generally may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of Northfield Bank’s unimpaired capital and unimpaired surplus. An additional amount may be loaned, equal to 10% of unimpaired capital and unimpaired surplus, if the loan is secured by readily marketable collateral, which is defined to include certain financial instruments and bullion, but generally does not include real estate. As of December 31, 2021, we were in compliance with our loans-to-one-borrower limitations.
Qualified Thrift Lender Test
As a federally chartered savings bank, Northfield Bank is required to satisfy a qualified thrift lender (“QTL”) test, under which we either must qualify as a “domestic building and loan” association as defined by the Internal Revenue Code or maintain at least 65% of our “portfolio assets” in “qualified thrift investments.” “Qualified thrift investments” consist primarily of residential mortgages and related investments, including mortgage-backed and related securities. “Portfolio assets” generally mean total assets less specified liquid assets up to 20% of total assets, goodwill, and other intangible assets and the value of property used to conduct business. A savings bank that fails the QTL test must operate under specified restrictions. Federal law also makes noncompliance with the QTL test subject to agency enforcement action for a violation of law. As of December 31, 2021, we maintained 79.6% of our portfolio assets in qualified thrift investments and, therefore, we met the QTL test.

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
In determining the amount of risk-weighted assets for purposes of calculating risk-based capital ratios, all assets, including certain off-balance sheet assets (e.g., recourse obligations, direct credit substitutes, residual interests) are multiplied by a risk weight factor assigned by the regulations based on the risks believed inherent in the type of asset. Higher levels of capital are required for asset categories believed to present greater risk. Common equity Tier 1 capital generally is defined as common stockholders’ equity and retained earnings. Tier 1 capital generally is defined as common equity Tier 1 plus additional Tier 1 capital. Additional Tier 1 capital includes certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries. Total capital includes Tier 1 capital (common equity Tier 1 capital plus additional Tier 1 capital) and Tier 2 capital. Tier 2 capital is comprised of capital instruments and related surplus, meeting specified requirements, and may include cumulative preferred stock and long-term perpetual preferred stock, mandatory convertible securities, intermediate preferred stock and subordinated debt. Also included in Tier 2 capital is the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets and certain other items. In assessing an institution’s capital adequacy, the OCC takes into consideration, not only these numeric factors, but qualitative adjustments as well, and has the authority to establish higher capital requirements for individual institutions when deemed necessary.
In addition to establishing the minimum regulatory capital requirements, the regulations limit capital distributions and certain discretionary bonus payments to management if the institution does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets above the amount necessary to meet its minimum risk-based capital requirements.
Legislation enacted in 2018 required the federal banking agencies, including the OCC, to specify for qualifying institutions with less than $10 billion of assets, an alternative “community bank leverage ratio” that ranges between 8% to 10% of consolidated assets. Institutions with capital levels meeting or exceeding the specified requirement and choosing the alternative regulatory capital framework are considered to comply with the applicable regulatory capital requirements, including all risk-based requirements. A final rule was issued by the federal regulators, effective January 1, 2020, that establishes the elective community bank leverage ratio at 9.0% Tier 1 capital to average total consolidated assets. Eligible institutions may opt into and out of the community bank ratio framework on their quarterly call report. Northfield Bank elected to opt into the new framework effective March 31, 2020.
As of December 31, 2021, Northfield Bancorp, Inc. and Northfield Bank exceeded all capital adequacy requirements to which they were subject. Further, the most recent OCC notification categorized the Bank as a well-capitalized institution under the prompt corrective action regulations discussed below. See Note 15 of the Notes to the Consolidated Financial Statements for further discussion about Regulatory Requirements.

Prompt Corrective Regulatory Action
Federal law requires, among other things, that federal bank regulators take “prompt corrective action” with respect to institutions that do not meet minimum capital requirements. For this purpose, the law establishes five capital categories: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. Under the applicable regulations, an institution is deemed to be “well capitalized” if it has a total risk-based capital ratio of 10.0% or greater, a Tier 1 risk-based capital ratio of 8.0% or greater, a leverage ratio of 5.0% or greater and a common equity Tier 1 ratio of 6.5% or greater. An institution is “adequately capitalized” if it has a total risk-based capital ratio of 8.0% or greater, a Tier 1 risk-based capital ratio of 6.0% or greater, a leverage ratio of 4.0% or greater and a common equity Tier 1 ratio of 4.5% or greater. An institution is “undercapitalized” if it has a total risk-based capital ratio of less than 8.0%, a Tier 1 risk-based capital ratio of less than 6.0%, a leverage ratio of less than 4.0% or a common equity Tier 1 ratio of less than 4.5%. An institution is deemed to be “significantly undercapitalized” if it has a total risk-based capital ratio of less than 6.0%, a Tier 1 risk-based capital ratio of less than 4.0%, a leverage ratio of less than 3.0% or a common equity Tier 1 ratio of less than 3.0%. An institution is considered to be “critically undercapitalized” if it has a ratio of tangible equity (as defined in the regulations) to total assets that is equal to or less than 2.0%.
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
Authority to extend credit to executive officers, directors and 10% or greater shareholders (insiders), as well as entities controlled by insiders, is governed by Sections 22(g) and 22(h) of the Federal Reserve Act and its implementing regulation, FRB Regulation O. Among other things, loans to insiders must be made on terms substantially the same as those offered to unaffiliated individuals and not involve more than the normal risk of repayment. There is an exception for bank-wide lending programs that do not discriminate in favor of insiders. Regulation O also places individual and aggregate limits on the amount of loans that may be made to insiders based, in part, on the institution’s capital position, and requires that certain prior board approval procedures be followed. Extensions of credit to executive officers are subject to additional restrictions on the types and amounts of loans that may be made. At December 31, 2021, Northfield Bank was in compliance with these regulations.
Enforcement
The OCC has primary enforcement responsibility over federal savings institutions, including the authority to bring enforcement action against “institution-related parties,” including officers, directors, certain shareholders, and attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution. Formal enforcement action may range from the issuance of a capital directive or "cease and desist" order to removal of officers and/or directors of the institution, receivership, conservatorship or the termination of deposit insurance.  Civil penalties cover a wide range of violations and actions. The maximum penalties that can be assessed are generally based on the type and severity of the violation, unsafe and unsound practice or other action, and are adjusted annually for inflation.
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
The current assessment range (inclusive of possible adjustments) for insured institutions of less than $10 billion of total assets is 1.5 basis points.

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
Federal Home Loan Bank System
Northfield Bank is a member of the FHLBNY, and therefore is a member of the FHLB System, which consists of 11 regional FHLBs. The FHLB System provides a central credit facility primarily for member institutions. Members of the FHLB are required to acquire and hold a specified amount of shares of FHLB capital stock. Northfield Bank was in compliance with this requirement at December 31, 2021.
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
The business activities of savings and loan holding companies are generally limited to those activities permissible for bank holding companies under Section 4(c)(8) of the Bank Holding Company Act, subject to the prior approval of the Federal Reserve Board, and certain additional activities authorized by Federal Reserve Board regulations, unless the holding company has elected “financial holding company” status. A financial holding company may engage in activities that are financial in nature, including underwriting equity securities and insurance as well as activities that are incidental to financial activities or complementary to a financial activity. Northfield Bancorp Inc. has not elected financial holding company status. Federal law generally prohibits the acquisition of more than 5% of a class of voting stock of a company engaged in impermissible activities.
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
Savings and loan holding companies above $3 billion in consolidated assets, such as Northfield Bancorp, Inc., are subject to consolidated regulatory capital requirements that are as stringent as those required for their insured depository subsidiaries. Consolidated regulatory capital requirements identical to those applicable to the subsidiary depository institutions (including the community bank leverage ratio alternative) also apply to savings and loan holding companies. Northfield Bancorp, Inc. exceeded the FRB’s consolidated capital requirements as of December 31, 2021.
Federal law applies the FRB's “source of strength” doctrine to savings and loan holding companies. The FRB has issued regulations implementing the “source of strength” policy that requires holding companies act as a source of strength to their subsidiary depository institutions by providing capital, liquidity, and other support in times of financial stress.

The FRB has issued a policy statement regarding the payment of dividends and the repurchase of shares of common stock by bank and savings and loan holding companies. In general, the policy provides that dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by the holding company appears consistent with the organization’s capital requirements, asset quality and overall financial condition. Regulatory guidance provides for prior regulatory review of capital distributions in certain circumstances such as where the company’s net income for the past four quarters, net of dividends previously paid over that period, is insufficient to fully fund the dividend or the company’s overall rate of earnings retention is inconsistent with the company’s capital needs and overall financial condition. The guidance also provides for prior consultation with supervisory staff for material increases in the amount of a company’s common stock dividend. The ability of a holding company to pay dividends may also be restricted if a subsidiary bank becomes undercapitalized. Regulatory guidance specifies that a holding company should advise FRB supervisory staff prior to redeeming or repurchasing common or perpetual preferred stock, to provide opportunity for supervisory review, and possible objection, when the holding company is experiencing financial weaknesses or the repurchase or redemption would result in a net reduction as of the end of a quarter in the amount of such equity instruments outstanding compared with the beginning of the quarter in which the redemption or repurchase occurs. These regulatory policies could affect the ability of Northfield Bancorp, Inc. to pay dividends, repurchase common stock or otherwise engage in capital distributions.
Federal Securities Laws
Northfield Bancorp, Inc.’s common stock is registered with the SEC under the Securities Exchange Act of 1934, as amended. Northfield Bancorp, Inc. is subject to the information, proxy solicitation, insider trading restrictions, and other requirements under the Securities Exchange Act of 1934.
Sarbanes-Oxley Act
The Sarbanes-Oxley Act addresses, among other issues, corporate governance, auditing and accounting, executive compensation, and enhanced and timely disclosure of corporate information. Northfield Bancorp, Inc. has policies, procedures and systems designed to comply with the Sarbanes-Oxley Act.
Change in Control Regulations
Under the Change in Bank Control Act, no person may acquire control of a savings and loan holding company, such as Northfield Bancorp, Inc., unless the FRB has been given 60 days prior written notice and has not issued a notice disapproving the proposed acquisition, taking into consideration certain factors, including the financial and managerial resources of the acquirer and the competitive effects of the acquisition. Control, as defined under the Change in Bank Control Act, means ownership, control of or the power to vote 25% or more of any class of voting stock. Acquisition of more than 10% of any class of a savings and loan holding company’s voting stock constitutes a rebuttable determination of control under the regulations under certain circumstances including where, as is the case with Northfield Bancorp, Inc., the issuer has registered securities under Section 12 of the Securities Exchange Act of 1934.
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

•Providing for a borrower of a federally-backed mortgage loan (VA, FHA, USDA, Freddie Mac and Fannie Mae) experiencing financial hardship due, directly or indirectly, to the COVID-19 pandemic, to request forbearance from paying their mortgage by submitting a request to the borrower’s servicer affirming their financial hardship during the COVID-19 emergency. Such a forbearance could be granted for up to 180 days, subject to extension for an additional 180-day period upon the request of the borrower. During that time, no fees, penalties or interest beyond the amounts scheduled or calculated as if the borrower made all contractual payments on time and in full under the mortgage contract could accrue on the borrower’s account. Except for vacant or abandoned property, the servicer of a federally-backed mortgage was prohibited from taking any foreclosure action, including any eviction or sale action, for not less than the 60-day period beginning March 18, 2020, extended by federal mortgage-backing agencies several times by administrative action.
•Providing for a borrower of a multifamily federally-backed mortgage loan that was current as of February 1, 2020, to submit a request for forbearance to the borrower’s servicer affirming that the borrower is experiencing financial hardship during the COVID-19 emergency. A forbearance would be granted for up to 30 days, which could be extended for up to two additional 30-day periods upon the request of the borrower. Later extensions were made available, for a total of six months, for certain federally-backed multifamily mortgage loans. During the time of the forbearance, the multifamily borrower could not evict or initiate the eviction of a tenant or charge any late fees, penalties or other charges to a tenant for late payment of rent. Additionally, a multifamily borrower that received a forbearance could not require a tenant to vacate a dwelling unit before a date that is 30 days after the date on which the borrower provided the tenant notice to vacate and may not issue a notice to vacate until after the expiration of the forbearance.
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
The Paycheck Protection Program
The PPP, established as part of the CARES Act, provided 100% federally guaranteed loans to eligible small businesses through the SBA's 7(a) loan guaranty program for amounts up to 2.5 times the average monthly payroll costs of the business, as defined. The entire principal amount of the borrower’s PPP loan, including any accrued interest, is eligible for PPP loan forgiveness so long as employee and compensation levels of the business are maintained at certain levels, as defined, and at least a certain portion of loan proceeds are used for payroll expenses, as defined, with the remaining loan proceeds eligible to be used for other qualifying expenses, as defined. The PPP was implemented in April 2020. On December 27, 2020, the Consolidated Appropriations Act, 2021 (the “Relief Act”) was signed into law, granting additional funds for a new round of PPP loans. In May 2021, the SBA announced that PPP funding had been exhausted and the SBA stopped accepting new PPP loan applications. The Company originated approximately $232.1 million of PPP loans (including $32.3 million of PPP loans acquired through the Victory acquisition). At December 31, 2021, we had $40.5 million of PPP loans outstanding.
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
Taxable Distributions and Recapture. Prior to 1996, bad debt reserves created prior to 1988 were subject to recapture into taxable income if Northfield Bank failed to meet certain thrift asset and definitional tests or made certain distributions. Tax law changes in 1996 eliminated thrift-related recapture rules. However, under current law, pre-1988 tax bad debt reserves remain subject to recapture if Northfield Bank makes certain non-dividend distributions, repurchases any of its common stock, pays dividends in excess of earnings and profits, or fails to qualify as a “bank” for tax purposes. At December 31, 2021, the total federal pre-base year bad debt reserve of Northfield Bank was approximately $5.9 million.
Net Operating Loss Carryovers. Prior to December 31, 2017, The Internal Revenue Code allowed corporations to carry back net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years. Effective January 1, 2018 net operating losses can no longer be carried back but can be carried forward indefinitely. The CARES Act that was signed into law on March 27, 2020, provided for net operating losses generated in 2018, 2019 and 2020 to be carried back five years. At December 31, 2021, Northfield Bancorp, Inc.’s consolidated group had no net operating loss carryforwards for federal income tax purposes.
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
State Taxation
New York State Taxation. In 2014, New York State enacted significant and comprehensive reforms to its corporate tax system that went into effect January 1, 2015, including changes to the franchise, sales, estate, and personal income taxes and the elimination of the banking corporation tax so that banking corporations are taxed under New York State’s corporate franchise tax. New York State imposes a corporate income tax, based on net income allocable to New York State at a rate of 6.5%. In April 2021, legislation increased the corporate franchise tax rate to 7.25% for tax years beginning on or after January 1, 2021 and before January 1, 2024 for taxpayers with a business income base greater than $5 million. In addition, the scheduled phase-out of the capital base tax was delayed. The rate of the capital base was to have been 0% starting in 2021. The legislation imposed a tax rate of 0.1875% for tax years beginning on or after January 1, 2021 and before January 1, 2024, with the 0% rate to take effect in 2024. New York State also imposes the Metropolitan Transportation Authority (“MTA”) Tax Surcharge allocable to business activities carried on in the Metropolitan Commuter Transportation District. The MTA surcharge rate for 2021 was 30.0%, and will remain at 30.0% for tax years beginning on or after January 1, 2022, and before January 1, 2023.

New York City Taxation. Northfield Bank reports income on a calendar year basis to New York City and is subject to the New York City Financial Corporation Tax calculated, subject to a New York City income and expense allocation, on a similar basis as the New York State Tax, at a rate of 8.85%.
Our New York State tax returns are currently under audit for tax years 2015 through 2017 and New York City tax returns are currently under audit for tax years 2018 and 2019.
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

ITEM 1A.    RISK FACTORS
The material risks and uncertainties that management believes affect us are described below. You should carefully consider the risks and uncertainties described below, together with all of the other information included or incorporated by reference herein as well as in other documents we file with the SEC. The risks and uncertainties described below are not the only ones facing us. Additional risks and uncertainties that management is not aware of or focused on or that management currently deems immaterial may also impair our business operations. This report is qualified in its entirety by these risk factors. See also, “Forward-Looking Statements.”
Risks Related to the COVID-19 Pandemic
The economic impact of the COVID-19 outbreak could continue to affect our financial condition and results of operations.
The COVID-19 pandemic has caused significant economic dislocation in the United States, including disruptions to the global supply chain and a slow-down in economic activity. Various state governments and federal agencies are requiring lenders to provide forbearance and other relief to borrowers (e.g., waiving late payment and other fees). The federal banking agencies have encouraged financial institutions to prudently work with affected borrowers and passed legislation to provide relief from reporting loan classifications due to modifications related to the COVID-19 outbreak. Certain industries have been particularly hard-hit, including the travel and hospitality industry, the restaurant industry and the retail industry.
The spread of COVID-19 has caused us to significantly modify our business practices, including business operating hours and delivery methods, as well as employee travel, employee work locations, and cancellation of physical participation in meetings, events and conferences. These changes, as well as adverse economic conditions, could cause us not to be able to execute on our growth strategies.
Given the ongoing and dynamic nature of current economic circumstances, it is difficult to predict the full impact of the COVID-19 pandemic on our business. The extent of such impact will depend on future developments, which are highly uncertain, including when the coronavirus can be fully controlled and abated. As a result of the COVID-19 pandemic and the related adverse local and national economic consequences, we could be subject to any of the following risks, any of which could have a material, adverse effect on our business, financial condition, liquidity, and results of operations:
•demand for our products and services may decline, making it difficult to execute on our strategic initiatives related to growing assets and earnings;
•loan delinquencies, problem assets, and foreclosures may increase, resulting in increased charge-offs and reduced income;
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
•collateral for loans, especially real estate, may decline in value, (including due to the inability to complete construction projects due to disruption in the supply chain)which could cause credit losses on loans to increase;
•our allowance for credit losses on loans may have to be increased if borrowers experience financial difficulties beyond forbearance periods, which will adversely affect our net income;
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
Based on these factors we have a concentration in multifamily and commercial real estate lending, as such loans represent approximately 443.5% of Northfield Bank's capital as of December 31, 2021. The particular focus of the guidance is on exposure to commercial real estate loans that are dependent on the cash flow from the real estate held as collateral and that are likely to be at greater risk to conditions in the commercial real estate market (as opposed to real estate collateral held as a secondary source of repayment or as an abundance of caution). The purpose of the guidance is to guide banks in developing risk management practices and capital levels commensurate with the level and nature of real estate concentrations. The guidance states that management should employ heightened risk management practices including board and management oversight and strategic planning, development of underwriting standards, risk assessment, and monitoring through market analysis and stress testing. While we believe we have implemented policies and procedures with respect to our commercial real estate loan portfolio consistent with this guidance, bank regulators could require us to implement additional policies and procedures consistent with their interpretation of the guidance that may result in additional costs to us or that may result in a curtailment of our multifamily and commercial real estate lending and/or the requirement that we maintain higher levels of regulatory capital, either of which would adversely affect our loan originations and profitability.
Our concentration in multifamily loans and commercial real estate loans could expose us to increased lending risks and related credit losses.
Our current business strategy is to continue to originate multifamily loans and to a lesser extent other commercial real estate loans. At December 31, 2021, $3.33 billion, or 87.8% of our loan portfolio held-for-investment, net, consisted of multifamily and other commercial real estate loans.
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
In addition, if loans that are collateralized by real estate become troubled and the value of the real estate has been significantly impaired, then we may not be able to recover the full contractual amount of principal and interest that we anticipated at the time we originated the loan, which could cause us to increase our provision for credit losses and adversely affect our operating results and financial condition.

Our New York State multifamily loan portfolio could be adversely impacted by changes in legislation or regulation.
On June 14, 2019, the New York State legislature passed the Housing Stability and Tenant Protection Act of 2019, impacting about one million rent regulated apartment units. Among other things, the new legislation: (i) curtails rent increases from material capital improvements and individual apartment improvements; (ii) all but eliminates the ability for apartments to exit rent regulation; (iii) does away with vacancy decontrol and high-income deregulation; and (iv) repealed the 20% vacancy bonus. This legislation generally limits a landlord’s ability to increase rents on rent-regulated apartments and makes it more difficult to convert rent regulated apartments to market rate apartments. As a result, the value of the collateral located in New York State securing our multifamily loans or the future net operating income of such properties could potentially become impaired.
Uncertainties associated with increased loan originations may result in errors in judging collectability, which may lead to additional provisions for credit losses or charge-offs, which would negatively affect our financial condition and results of operations.
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
If our allowance for credit losses is not sufficient to cover actual credit losses, our earnings and capital could decrease.
We make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. In determining the amount of the allowance for credit losses, we review our loans and our loss and delinquency experience, as well as the experience of other similarly situated institutions, and we evaluate other factors including, among other things, current economic conditions. If our assumptions are incorrect, or if delinquencies, non-accrual or non-performing loans increase, our allowance for credit losses may not be sufficient to cover losses inherent in our loan portfolio, which would require additions to our allowance. Material additions to our allowance would materially decrease our net income.
Effective January 1, 2021, the Company adopted Accounting Standards Update (“ASU”), Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”) or “CECL”, which makes significant changes to the accounting for credit losses on financial instruments presented on an amortized cost basis, such as our loans held for investment, and disclosures about them. The CECL model requires an estimate of expected credit losses, measured over the contractual life of an instrument, which considers reasonable and supportable forecasts of future economic conditions in addition to information about past events and current conditions. The standard provides significant flexibility and requires a high degree of judgment with regards to pooling financial assets with similar risk characteristics and adjusting the relevant historical loss information in order to develop an estimate of expected lifetime losses. Providing for losses over the life of our loan portfolio is a change to the previous method of providing allowances for loan losses that are probable and incurred. This change may require us to increase our allowance for credit losses in future periods, and greatly increases the types of data we need to collect and review to determine the appropriate level of the allowance for credit losses. It may also result in even small changes to future forecasts having a significant impact on the allowance, which could make the allowance more volatile. Any requirement to increase our allowance for credit losses on loans could have a material adverse effect on our financial condition and results of operations.
In addition, bank regulators periodically review our allowance for credit losses and, based on information available to them at the time of their review, may require us to increase our allowance for credit losses or recognize further loan charge-offs. An increase in our allowance for credit losses on loans or loan charge-offs as required by these regulatory authorities may have a material adverse effect on our financial condition and results of operations. In addition, any future credit deterioration, including as a result of COVID-19, could require us to increase our allowance for credit losses.

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
A significant portion of our loan portfolio is secured by real estate, and we could become subject to environmental liabilities with respect to one or more of these properties. During the ordinary course of business, we may foreclose on and take title to properties securing defaulted loans. In doing so, there is a risk that hazardous or toxic substances could be found on these properties. If hazardous conditions or toxic substances are found on these properties, we may be liable for remediation costs, as well as for personal injury and property damage, civil fines and criminal penalties regardless of when the hazardous conditions or toxic substances first affected any particular property. Environmental laws may require us to incur substantial expenses to address unknown liabilities and may materially reduce the affected property’s value or limit our ability to use or sell the affected property. In addition, future laws or regulations, or more stringent interpretations or enforcement policies with respect to existing laws and regulations may increase our exposure to environmental liability, and heightened pressure from investors and other stakeholders may require us to incur additional expenses with respect to environmental matters. Although we have policies and procedures to perform an environmental review before initiating any foreclosure action on nonresidential real property, these reviews may not be sufficient to detect all potential environmental hazards. The remediation costs and any other financial liabilities associated with an environmental hazard could have a material adverse effect on us.
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
Federal law requires that a holding company act as a source of financial and managerial strength to its subsidiary bank and to commit resources to support such subsidiary bank. Under the “source of strength” doctrine, the FRB may require a holding company to make capital injections into a troubled subsidiary bank and may charge the holding company with engaging in unsafe and unsound practices for failure to commit resources to a subsidiary bank. A capital injection may be required at times when the holding company may not have the resources to provide it and therefore may be required to borrow the funds or raise capital. Any borrowing or funds needed to raise capital required to make a capital injection may be difficult and expensive and could have an adverse effect on our business, financial condition and results of operations.

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
A federal savings bank differs from a commercial bank in that it is required to maintain at least 65% of its total assets in “qualified thrift investments,” which generally includes loans and investments for the purchase, refinance, construction, improvement, or repair of residential real estate, as well as home equity loans, education loans and small business loans. To maintain our federal savings bank charter we have to be a “qualified thrift lender” or “QTL” in nine out of each 12 immediately preceding months. The QTL requirement limits the extent to which we can grow our commercial loan portfolio, and failing the QTL test can result in an enforcement action. However, a loan that does not exceed $2 million (including a group of loans to one borrower) that is for commercial, corporate, business, or agricultural purposes is included in our qualified thrift investments. As of December 31, 2021, we maintained 79.6% of our portfolio assets in qualified thrift investments. Because of the QTL requirement, we may be limited in our ability to change our asset mix and increase the yield on our earning assets by growing our commercial loan portfolio.
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
Deterioration in economic conditions, including disruptions to the global supply chain, could result in the following consequences, any of which could have a material adverse effect on our business, financial condition, liquidity and results of operations:
•demand for our products and services may decline;
•loan delinquencies, problem assets, and foreclosures may increase;
•collateral for loans, especially real estate, may decline in value, (including due to the inability to complete construction projects due to disruption in the supply chain) in turn reducing customers’ future borrowing power, and reducing the value of assets and collateral associated with existing loans;
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
Societal responses to climate change could adversely affect our business and performance, including indirectly through impacts on our customers
Concerns over the long-term impacts of climate change have led and could continue to lead to governmental efforts around the world to mitigate those impacts. Consumers and businesses also may change their behaviors as a result of these concerns. We and our customers will need to respond to new laws and regulations as well as consumer and business preferences resulting from climate change concerns. We and our customers may face cost increases, asset value reductions, operating process changes and other issues. The impact on our customers will likely vary depending on their specific attributes, including reliance on or role in carbon intensive activities. Among the impacts to us could be a drop in demand for our products and services, particularly in certain sectors. In addition, we could face reductions in creditworthiness on the part of some customers or in the value of assets securing loans. Our efforts to take these risks into account in making lending and other decisions, including by increasing our business with climate-friendly companies, may not be effective in protecting us from the negative impact of new laws and regulations or changes in consumer or business behavior.
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
At December 31, 2021, our simulation model indicated that our net portfolio value (the net present value of our interest-earning assets and interest-bearing liabilities) would decrease by 5.98% if there was an instantaneous parallel 200 basis point increase in market interest rates. Although interest rate risk calculations provide an indication of our interest rate risk exposure at a particular point in time, such measurements are not intended to and do not provide a precise forecast of the effect of changes in market interest rates on our net portfolio value or net interest income and likely will differ from actual results.
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

Because the nature of the financial services business involves a high volume of transactions, we face significant operational risks, including fraud and other financial crimes.
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
These changes in the federal tax laws may have an adverse effect on the market for, and the valuation of, residential properties, and on the demand for such loans in the future and could make it harder for borrowers to make their loan payments. In addition, these changes also have a disproportionate effect on taxpayers in states with high residential home prices and high state and local taxes, like New Jersey and New York. If home ownership becomes less attractive, demand for mortgage loans could decrease. The value of the properties securing loans in our loan portfolio may be adversely impacted as a result of the changing economics of home ownership, which could require an increase in our provision for credit losses, which would reduce our profitability and could materially adversely affect our business, financial condition and results of operations.
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
We will be required to transition from the use of the LIBOR interest rate index in the future.
We have certain loans and investment securities indexed to the London Interbank Offered Rate (“LIBOR”). The LIBOR index will be discontinued for U.S. Dollar settings effective June 30, 2023. At this time, no consensus exists as to what rate or rates may become acceptable alternatives to LIBOR (with the exception of overnight repurchase agreements, which are expected to be based on the Secured Overnight Financing Rate, or SOFR). The language in our LIBOR-based contracts and financial instruments has developed over time and may have various events that trigger when a successor rate to the designated rate would be selected. If a trigger is satisfied, contracts and financial instruments may give the calculation agent discretion over the substitute index or indices for the calculation of interest rates to be selected. The implementation of a substitute index or indices for the calculation of interest rates under our loan agreements with our borrowers may result in our incurring expenses in effecting the transition, may result in reduced loan balances if borrowers do not accept the substitute index or indices, and may result in disputes or litigation with customers over the appropriateness or comparability to LIBOR of the substitute index or indices, which could have an adverse effect on our results of operations. Additionally, since alternative rates are calculated differently, the transition may change our market risk profile, requiring changes to risk and pricing models.
ITEM 1B.    UNRESOLVED STAFF COMMENTS
There are no unresolved staff comments.
ITEM 2.    PROPERTIES
The Company operates from its corporate offices located at 581 Main Street, Woodbridge, New Jersey, its home office in Staten Island, New York, and its additional 37 branch offices located in New York and New Jersey. The branch offices are located in the New York counties of Richmond, and Kings and the New Jersey counties of Hunterdon, Mercer, Middlesex, and Union. The net book value of our premises, land, and equipment was $25.9 million at December 31, 2021.
ITEM 3.    LEGAL PROCEEDINGS
In the normal course of business, we may be party to various outstanding legal proceedings and claims. In the opinion of management, our consolidated financial statements are not likely to be materially affected by the outcome of such legal proceedings and claims as of December 31, 2021.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES
Our shares of common stock are traded on the NASDAQ Global Select Market under the symbol “NFBK.”  The approximate number of holders of record of Northfield Bancorp, Inc.’s common stock as of February 25, 2022, was 3,901. Certain shares of Northfield Bancorp, Inc. are held in “nominee” or “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number.
Stock Performance Graph
Set forth below is a stock performance graph comparing (a) the cumulative total return on the Northfield Bancorp, Inc.’s common stock for the period December 31, 2016, through December 31, 2021, (b) the cumulative total return of the stocks included in the NASDAQ Composite Index over such period, (c) the cumulative total return on stocks included in the S&P Composite 1500 Thrifts & Mortgage Finance Index over such period and, (d) the cumulative total return on stocks included in the KBW NASDAQ Bank Index over such period. Cumulative return assumes the reinvestment of dividends, and is expressed in dollars based on an assumed investment of $100. In prior years, the Company compared its price performance to the NASDAQ Composite Index, SNL U.S. Thrift Index, and the SNL U.S. Bank NASDAQ Index; however, the SNL Indexes are no longer published and have been replaced with the S&P Composite 1500 Thrifts & Mortgage Finance Index and the KBW NASDAQ Bank Index.

5 Year Total Return Performance
Index Value
300
250
200
150
100
50
12/31/16
12/31/17
12/31/18
12/31/19
12/31/20
12/31/21
Northfield Bancorp, Inc.
NASDAQ Composite Index
S&P Composite 1500 Thrifts & Mortgage Finance Index
KBW NASDAQ Bank Index

	As of
Index	12/31/2016	12/31/2017	12/31/2018	12/31/2019	12/31/2020	12/31/2021
Northfield Bancorp, Inc.	100.00	87.22	71.03	91.41	69.15	93.46
NASDAQ Composite Index	100.00	129.64	125.96	172.18	249.51	304.85
S&P Composite 1500 Thrifts & Mortgage Finance Index	100.00	107.60	87.31	118.66	112.03	138.18
KBW NASDAQ Bank Index	100.00	118.59	97.58	132.84	119.14	164.80

Source: S&P Global Market Intelligence, a division of S&P Global Inc.

Issuer Purchases of Equity Securities
On April 24, 2019, the Company's Board of Directors approved the repurchase of up to $37.2 million in Company stock. On April 29, 2020, the Company temporarily suspended its share repurchase program in light of the COVID-19 pandemic and surrounding events, and on October 28, 2020, the Company announced the reinstatement of its repurchase plan with approximately 1.45 million shares remaining for repurchase. As of December 31, 2020, 564,488 shares remain to be repurchased, all of which were repurchased during the first quarter of 2021. On March 18, 2021, the Company's Board of Directors approved the repurchase of up to $54.2 million in Company stock. The timing of the repurchases will depend on certain factors, including but not limited to, market conditions and prices, the Company’s liquidity and capital requirements, and alternative uses of capital. Any repurchased shares will be held as treasury stock and will be available for general corporate purposes. The repurchases may be suspended, terminated or modified at any time for any reason, including market conditions, the cost of repurchasing shares, alternative investment opportunities, liquidity, and other factors deemed appropriate. During the year ended December 31, 2021, the Company repurchased 3,342,700 shares of its common stock outstanding at an average price of $15.91 for a total of $53.2 million pursuant to approved stock repurchase plans. At December 31, 2021, the maximum dollar value of shares remaining for repurchase under the plan was $8.3 million.

The following table reports information regarding purchases of the Company’s common stock during the three months ended December 31, 2021.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (in thousands)
October 1, 2021 to October 31, 2021	—	$—	—	$14,675
November 1, 2021 to November 30, 2021	80,112	16.95	80,112	13,317
December 1, 2021 to December 31, 2021	295,887	16.86	295,887	8,328
Total	375,999	16.88	375,999

ITEM 6.    [RESERVED]

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with the Consolidated Financial Statements of Northfield Bancorp, Inc. and the Notes thereto included elsewhere in this report (collectively, the “Financial Statements”).
Overview
Net income was $70.7 million, or $1.45 per diluted common share, and $37.0 million, or $0.76 per diluted common share, for the years ended December 31, 2021 and 2020, respectively. Net income for the year ended December 31, 2021 included $4.0 million, after tax, ($0.08 per share) of income generated from the accelerated accretion of fees related to the forgiveness of PPP loans, $1.4 million, after tax, ($0.03 per share) of accretable income related to the payoffs of PCD loans, $1.0 million, after tax, ($0.02 per share) in gains on loans sold, and $677,000 ($0.01 per share) of tax-exempt income from bank-owned life insurance proceeds in excess of the cash surrender value of the policies. Net income for the year ended December 31, 2020 reflected $5.8 million after tax ($0.12 per share) in incremental loan loss provisions related to an increase in estimated loss factors associated with the COVID-19 pandemic, $3.3 million after tax ($0.07) in merger-related expenses associated with the acquisition of Victory, and $1.6 million after-tax ($0.03 per share) in occupancy costs related to branch consolidations; partially offset by $479,000 after tax ($0.01 per share) in gains on loans sold, and a $445,000 after-tax reduction ($0.01 per share) in the allowance for loan losses related to the sale of loans.
Assets decreased by $84.0 million, or 1.5%, to $5.43 billion at December 31, 2021, from $5.51 billion at December 31, 2020, primarily as a result of decreases in available-for sale debt securities of $56.6 million, or 4.5%, total loans of $36.5 million, or 1.0%, and FHLBNY stock of $6.3 million, or 22.0%. Partially offsetting these decreases were increases in other assets of $11.8 million, or 46.6%, and cash and cash equivalents of $3.5 million, or 4.0%. Liabilities decreased by $69.9 million, or 1.5%, primarily as a result of a decrease in borrowings of $170.0 million, or 28.7%, to $421.8 million at December 31, 2021, from $591.8 million, partially offset by a $92.8 million, or 2.3%, increase in deposits to $4.17 billion at December 31, 2021, from $4.08 billion at December 31, 2020.
Stockholders’ equity decreased by $14.1 million to $739.9 million at December 31, 2021, from $754.0 million at December 31, 2020. The decrease was attributable to $53.2 million in stock repurchases, $24.3 million in dividend payments, and an $11.1 million decrease in accumulated other comprehensive income associated with a reduction in unrealized gains on our debt securities available-for-sale portfolio, partially offset by net income of $70.7 million for year ended December 31, 2021, and a $6.9 million increase in equity award activity. In connection with the adoption of the CECL methodology, effective January 1, 2021, the Company recognized a cumulative effect adjustment that reduced stockholders’ equity by $3.1 million, net of tax, to adjust opening allowances against credit losses on loans and off-balance sheet credit exposures.

Selected Financial Data
The summary information presented below at the dates or for each of the years presented is derived in part from our consolidated financial statements.  The following information is only a summary, and should be read in conjunction with our consolidated financial statements and notes included in this Annual Report on Form 10-K.

	At December 31,
	2021	2020	2019
	(Dollars in thousands)
Selected Financial Condition Data:
Total assets	$5,430,542	$5,514,544	$5,055,302
Cash and cash equivalents	91,068	87,544	147,818
Trading securities	13,461	12,291	11,222
Debt securities available-for-sale, at estimated fair value	1,208,237	1,264,805	1,138,352
Debt securities held-to-maturity, at amortized cost	5,283	7,234	8,762
Equity securities	5,342	253	3,341
Loans held-for-sale	—	19,895	—
Loans held-for-investment, net	3,806,617	3,823,238	3,437,085
Allowance for credit losses	(38,973)	(37,607)	(28,707)
Net loans held-for-investment	3,767,644	3,785,631	3,408,378
Bank-owned life insurance	164,500	161,924	153,459
FHLBNY stock, at cost	22,336	28,641	39,575
Operating lease right-of-use assets	33,943	36,741	39,504
Other real estate owned	100	—	—
Deposits	4,169,334	4,076,551	3,408,233
Borrowed funds	421,755	591,789	857,004
Operating lease liabilities	39,851	42,734	44,069
Total liabilities	4,690,659	4,760,563	4,359,449
Total stockholders’ equity	$739,883	$753,981	$695,853

	Years Ended December 31,
	2021	2020	2019
	(Dollars in thousands, except share data)
Selected Operating Data:
Interest income	$172,298	$168,145	$165,143
Interest expense	16,649	38,337	53,358
Net interest income before (benefit)/provision for credit losses	155,649	129,808	111,785
(Benefit)/provision for credit losses	(6,184)	12,742	22
Net interest income after (benefit)/provision for credit losses	161,833	117,066	111,763
Non-interest income	14,453	11,472	14,808
Non-interest expense	79,159	78,513	73,549
Income before income taxes	97,127	50,025	53,022
Income tax expense	26,473	13,037	12,787
Net income	$70,654	$36,988	$40,235
Net income per common share - basic	$1.46	$0.76	$0.86
Net income per common share - diluted	$1.45	$0.76	$0.85
Weighted average basic shares outstanding	48,416,495	48,721,504	46,783,442
Weighted average diluted shares outstanding	48,754,263	48,785,963	47,163,804

	At or For the Years Ended December 31,
	2021	2020	2019
Selected Financial Ratios and Other Data:
Performance Ratios:
Return on assets (ratio of net income to average total assets)(1) (2) (3)	1.29%	0.70%	0.86%
Return on equity (ratio of net income to average equity)(1) (2) (3)	9.42	5.07	5.89
Interest rate spread(4)	2.89	2.40	2.25
Net interest margin(5)	3.01	2.61	2.55
Dividend payout ratio(6)	34.39	58.06	50.20
Efficiency ratio(7) (8)	46.54	55.57	58.10
Non-interest expense to average total assets	1.44	1.49	1.57
Average interest-earning assets to average interest-bearing liabilities	135.63	126.98	124.47
Average equity to average total assets	13.69	13.86	14.58
Asset Quality Ratios:
Non-performing assets to total assets	0.15	0.54	0.20
Non-performing loans(9) to total loans(10)	0.21	0.77	0.29
Allowance for credit losses to non-performing loans held-for-investment	486.80	390.56	288.48
Allowance for credit losses to total non-performing loans	486.80	127.38	288.48
Allowance for credit losses to total loans held-for-investment, net(11) (12)	1.02	0.98	0.84
Capital Ratio:
Tier 1 capital (to adjusted assets)(13)	12.93	12.73	13.37
Other Data:
Number of full service offices	38	38	37
Full time equivalent employees	385	378	369

(1)	The year ended December 31, 2021, includes: (i) $4.0 million, after tax, of net interest income generated from accelerated accretion of fees related to the forgiveness of PPP loans; (ii) $1.4 million, after tax, of accretable income related to the payoff of PCD loans; (iii) $1.0 million, after tax, in gains on loans sold; and (iv) $677,000 of tax-exempt income from bank-owned life insurance proceeds in excess of the cash surrender value of the policies.
(2)	The year ended December 31, 2020, includes: (i) $5.8 million, after tax, in incremental loan loss provisions related to an increase in estimated loss factors associated with the COVID-19 pandemic; (ii) $3.3 million, after tax, in merger-related expenses associated with the Victory acquisition; (iii) $1.6 million, after tax, in occupancy costs related to branch consolidations; and (iv) $479,000, after tax, in gains on loans sold.
(3)	The year ended December 31, 2019, includes: (i) $3.4 million of tax-exempt income from bank owned life insurance proceeds in excess of the cash surrender value of the policies; (ii) $1.6 million after-tax income related to recoveries on loans previously charged-off; and (iii) $755,000, after-tax, in occupancy expense related to branch consolidations, and $125,000 of merger-related expenses.
(4)	The interest rate spread represents the difference between the weighted-average yield on interest earning assets and the weighted-average costs of interest-bearing liabilities.
(5)	The net interest margin represents net interest income as a percent of average interest-earning assets for the period.
(6)	Dividend payout ratio is calculated as total dividends declared for the year divided by net income for the year.
(7)	The efficiency ratio represents non-interest expense divided by the sum of net interest income and non-interest income.
(8)	The year ended December 31, 2021, includes $5.6 million, pre-tax, of net interest income generated from accelerated accretion of fees related to the forgiveness of PPP loans, $1.9 million of accretable income related to the payoff of PCD loans, and $677,000 of tax-exempt income from bank owned life insurance proceeds in excess of the cash surrender value of the policies. The year ended December 31, 2020 includes merger-related pre-tax charges of $4.3 million associated with the Victory acquisition, and $2.2 million in pre-tax occupancy costs related to branch consolidations. The year ended December 31, 2019, includes tax-exempt income from bank owned life insurance proceeds in excess of the cash surrender value of the policies of $3.4 million and pre-tax charges of $1.0 million in occupancy expense related to branch consolidations.
(9)	Non-performing loans consist of non-accruing loans and loans 90 days or more past due and still accruing (excluding PCD/PCI loans), included in total loans held-for-investment, net, and non-performing loans held-for-sale, included in loans held-for-sale.
(10)	Includes originated loans held-for-investment, PCD/PCI loans, acquired loans, and loans held-for-sale.
(11)	Includes originated loans held-for-investment, PCD/PCI loans and acquired loans (and related allowance for credit losses).
(12)	Excluding PPP loans of $40.5 million, which are fully government guaranteed and do not carry any provision for losses, the allowance for credit losses to total loans held for investment, net, totaled 1.03% at December 31, 2021. Excluding originated PPP loans of $100.0 million, which are fully government guaranteed and do not carry any provision for losses, the allowance for loan losses to total loans held for investment, net, totaled 1.00% at December 31, 2020. There were no PPP loans prior to 2020.
(13)	Effective March 31, 2020, Northfield Bancorp, Inc. elected to be subject to the Community Bank Leverage Ratio.

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
Allowance for Credit Losses on Loans. Effective January 1, 2021, the Company adopted new accounting guidance, which requires entities to estimate and recognize an allowance for lifetime expected credit losses for loans and other financial assets measured at amortized cost. Previously, an allowance for credit losses on loans was recognized based on probable and reasonably estimable incurred losses inherent in the loan portfolio at the balance sheet date. See Note 1 to the Company's Consolidated Financial Statements for further discussion of the Company's accounting policies and methodologies for establishing the allowance for credit losses. We identified our policy on the allowance for credit losses on loans to be a critical accounting policy because management makes subjective and/or complex judgments about matters that are inherently uncertain and because it is likely that materially different amounts would be reported under different conditions or using different assumptions.
The allowance for credit losses on loans is a critical accounting estimate for the following reasons:

•    Changes in the provision for credit losses can materially affect our financial results;
•    Estimates relating to the allowance for credit losses require us to utilize a reasonable and supportable forecast period based upon forward-looking economic scenarios in order to estimate probability of default and loss given default rates which our CECL methodology encompasses;
•    The allowance for credit losses on loans is influenced by factors outside of our control such as industry and business trends, as well as economic conditions such as trends in housing prices, interest rates, gross domestic product, inflation, and unemployment; and
•    Judgment is required to determine whether the models used to generate the allowance for credit losses on loans produce an estimate that is sufficient to encompass the current view of lifetime expected credit losses.
The allowance for credit losses on loans has been determined in accordance with U.S. GAAP. We are responsible for the timely and periodic determination of the amount of the allowance required. We believe that our allowance for credit losses is adequate to cover identifiable losses, as well as estimated losses inherent in our portfolio for which certain losses are probable but not specifically identifiable.
Management performs a quarterly evaluation of the adequacy of the allowance for credit losses on loans. This quarterly process is performed by the accounting department, in conjunction with the credit administration department, and approved by the Allowance Committee. The Chief Financial Officer performs a final review of the calculation. All supporting documentation with regard to the evaluation process is maintained by the accounting department. Each quarter a summary of the allowance for credit losses is presented by the Chief Financial Officer to the Audit Committee of the Board of Directors.
Under the CECL methodology, the allowance for credit losses on loans has two components. (1) a collective reserve component for estimated expected credit losses for pools of loans that share common risk characteristics and (2) an individual reserve component for loans that do not share risk characteristics, consisting of collateral-dependent and TDR loans.
Allowance for Collectively Evaluated Loans Held-for-Investment

The Company estimates the collective reserve using a risk rating migration model which calculates an expected life of loan loss percentage for each loan by generating probability of default and loss given default metrics. These metrics are multiplied by the exposure at default, taking into consideration prepayments, to calculate the quantitative component of the collective reserve. The metrics are based on the migration of loans from performing to loss by credit risk rating or delinquency categories using historical life-of-loan analysis periods for each loan portfolio pool, and the severity of loss, based on the aggregate net lifetime losses incurred using the Company's own historical loss experience and comparable peer data loss history. The model's expected losses based on loss history are adjusted for qualitative adjustments. Among other things, these adjustments include and account for differences in: (i) changes in lending policies and procedures; (ii) changes in local, regional, national, and international economic and business conditions and developments that affect the collectability of our portfolio, including the condition of various market segments; (iii) changes in the experience, ability and depth of lending management and other relevant staff; (iv) changes in the quality of our loan review system; (v) the existence and effect of any concentrations of credit, and changes in the level of such concentrations; and (vi) the effect of other external factors such as competition and legal and regulatory requirements on the level of estimated credit losses in our existing portfolio.

The Company utilizes a two-year reasonable and supportable forecast period after which estimated losses revert to historical loss experience immediately for the remaining life of the loan. In establishing its estimate of expected credit losses, the Company utilizes five externally-sourced forward-looking economic scenarios developed by Moody's Analytics (“Moody's”).

Management utilizes five different Moody's scenarios so as to incorporate uncertainties related to the economic environment arising from the COVID-19 pandemic. These scenarios, which range from more benign to more severe economic outlooks, include a ‘most likely outcome’ (the “Baseline” scenario) and four less likely scenarios referred to as the “Upside” and “Downside” scenarios. Each scenario is assigned a weighting with a majority of the weighting placed on the Baseline scenario and lower weights placed on both the Upside and Downside scenarios. The weighting assigned by management is based on the economic outlook and available information at the reporting date. The model projects economic variables under each scenario based on detailed statistical analyses. The Company has identified and selected key variables that most closely correlated to its historical credit performance, which include: gross domestic product, unemployment, and three collateral indices: the Commercial Property Price Index, the Commercial Property Price Apartment Index and the Case-Shiller Home Price Index.

Because management's estimates of the allowance for credit losses on loans involves a high degree of judgement, the subjectivity of the assumptions used and the potential for changes in the forecasted economic environment that could result in changes to the amount of the allowance recorded, there is uncertainty inherent in such estimates. Changes in these estimates could significantly impact the allowance for credit losses on loans.
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
We have a concentration of loans secured by real property located in New York City, New Jersey, and, to a lesser extent, eastern Pennsylvania. As a substantial amount of our loan portfolio is collateralized by real estate, appraisals of the underlying value of property securing loans are critical in determining the amount of the allowance required for specific loans. Assumptions for appraisal valuations are instrumental in determining the value of properties. Overly optimistic assumptions or negative changes to assumptions could significantly impact the valuation of a property securing a loan and the related allowance determined. The assumptions supporting such appraisals are reviewed by management and an independent third-party appraiser to determine that the resulting values reasonably reflect amounts realizable on the collateral. Based on the composition of our loan portfolio, we believe the primary risks are increases in interest rates, a decline in the economy generally, or a decline in real estate market values in New York, New Jersey, or eastern Pennsylvania. Any one or a combination of these events may adversely affect our loan portfolio resulting in delinquencies, increased loan losses, and increased loan loss provisions.

Although we believe we have established and maintained the allowance for credit losses at adequate levels, changes may be necessary if future economic or other conditions differ substantially from our estimation of the current operating environment. Although management uses the information available, the level of the allowance for credit losses remains an estimate that is subject to significant judgment and short-term change. In addition, the OCC, as an integral part of their examination process, will review our allowance for credit losses on loans and may require us to recognize adjustments to the allowance based on their judgments about information available to them at the time of their examination.
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

Comparison of Financial Condition at December 31, 2021 and 2020
Total assets decreased $84.0 million, or 1.5%, to $5.43 billion at December 31, 2021, from $5.51 billion at December 31, 2020. The decrease was primarily due to decreases in available-for sale debt securities of $56.6 million, or 4.5%, total loans of $36.5 million, or 1.0%, and FHLBNY stock of $6.3 million, or 22.0%, partially offset by an increase in other assets of $11.8 million, or 46.6%, and an increase in cash and cash equivalents of $3.5 million, or 4.0%.
Cash and cash equivalents increased by $3.5 million, or 4.0%, to $91.1 million at December 31, 2021, from $87.5 million at December 31, 2020. Balances fluctuate based on the timing of receipt of security and loan repayments and the redeployment of cash into higher-yielding assets such as loans and securities, or the funding of deposit outflows or borrowing maturities or repayments.
The Company’s available-for-sale debt securities portfolio decreased by $56.6 million, or 4.5%, to $1.21 billion at December 31, 2021, from $1.26 billion at December 31, 2020. The decrease was primarily attributable to paydowns, maturities, calls, and sales. At December 31, 2021, $973.1 million of the portfolio consisted of residential mortgage-backed securities issued or guaranteed by Fannie Mae, Freddie Mac, or Ginnie Mae. In addition, the Company held $232.8 million in corporate bonds, all of which were considered investment grade at December 31, 2021, $2.3 million in U.S. Government agency securities, and $72,000 in municipal bonds. The effective duration of the securities portfolio at December 31, 2021 was 1.19 years.

Equity securities increased by $5.1 million to $5.3 million at December 31, 2021, from $253,000 at December 31, 2020, due to the purchase of an investment in an SBA Loan Fund. This investment is utilized by the Bank as part of its Community Reinvestment Act program.

As of December 31, 2021, our non-owner occupied commercial real estate concentration (as defined by regulatory guidance) to total risk-based capital was approximately 443.5%. Management believes that the Bank has implemented appropriate risk management practices including risk assessments, board-approved underwriting policies and related procedures, which include monitoring Bank portfolio performance, performing market analysis (economic and real estate), and stressing of the Bank’s commercial real estate portfolio under severe, adverse economic conditions. Although management believes the Bank has implemented appropriate policies and procedures to manage its commercial real estate concentration risk, the Bank’s regulators could require it to implement additional policies and procedures or could require it to maintain higher levels of regulatory capital, which might adversely affect its loan originations, ability to pay dividends, and profitability.

Loans held-for-investment, net, decreased by $16.6 million to $3.81 billion at December 31, 2021, from $3.82 billion at December 31, 2020. The decrease was primarily due to the $126.3 million sale of a portfolio of multifamily loans, loan prepayments, and PPP loan forgiveness, partially offset by loan growth. Construction and land loans decreased by $46.8 million, or 63.0%, to $27.5 million at December 31, 2021 from $74.3 million at December 31, 2020, one-to-four family residential loans decreased by $27.2 million, or 12.9%, to $183.7 million at December 31, 2021, from $210.8 million at December 31, 2020, and PPP loans decreased by $86.0 million, or 68.0%, to $40.5 million at December 31, 2021, from $126.5 million at December 31, 2020. Through December 31, 2021, 1,964 borrowers have received forgiveness payments totaling approximately $187.2 million. The decreases were primarily offset by increases in commercial real estate loans of $91.6 million, or 12.8%, to $808.6 million at December 31, 2021 from $717.0 million at December 31, 2020, and commercial and industrial loans (excluding PPP loans) of $32.7 million, or 48.2%, to $100.5 million at December 31, 2021 from $67.8 million at December 31, 2020, and, to a lesser extent, increases in home equity loans of $18.8 million and multifamily real estate loans of $8.8 million.

Loans originated under the PPP are authorized by the CARES Act. The PPP loans are administered by the SBA which provides 100% federally guaranteed loans for small businesses to cover payroll, utilities, rent and interest. These small business loans may be forgiven if borrowers maintain their payrolls and satisfy certain other conditions for a period of time during the COVID-19 pandemic. The Company began accepting and funding loans under this program in April 2020. There were 377 PPP loans outstanding totaling $40.5 million at December 31, 2021, compared to 1,275 loans outstanding totaling $126.5 million at December 31, 2020. During the year ended December 31, 2021, the Company originated and the SBA approved funding for $81.4 million of PPP loans. The PPP provides for lender processing fees that range from 1% to 5% of the final disbursement made to individual borrowers. As of December 31, 2021, we have received loan processing fees of $9.5 million, of which $7.4 million has been recognized in earnings, including $5.6 million recognized in the year ended December 31, 2021. The remaining unearned fees will be recognized in income over the remaining term of the loans.

The following tables detail our multifamily real estate originations for the years ended December 31, 2021 and 2020 (dollars in thousands):

Year ended December 31, 2021
Multifamily Originations	Weighted Average Interest Rate	Weighted Average Loan-to-Value Ratio	Weighted Average Months to Next Rate Change or Maturity for Fixed Rate Loans	(F)ixed or (V)ariable	Amortization Term
$744,565	3.14%	62%	76	V	10 to 30 Years

Year Ended December 31, 2020
Multifamily Originations	Weighted Average Interest Rate	Weighted Average Loan-to-Value Ratio	Weighted Average Months to Next Rate Change or Maturity for Fixed Rate Loans	(F)ixed or (V)ariable	Amortization Term
$572,399	3.39%	59%	82	V	20 to 30 Years
1,500	4.40%	47%	180	F	15 Years
$573,899	3.39%	59%
There were no loans held-for-sale at December 31, 2021 compared to $19.9 million at December 31, 2020. At December 31, 2020, loans held-for-sale were comprised of commercial real estate and multifamily loans, primarily accommodation loans that were modified in the form of interest and/or principal payment deferrals due to COVID-19 related hardships, and had not returned to contractual payments after 180 days of relief. The sale of these loans was completed in March 2021.
PCD loans totaled $15.8 million at December 31, 2021, and $18.5 million at December 31, 2020. Upon adoption of the CECL accounting standard on January 1, 2021, the allowance for credit losses related to PCD loans was recorded through a gross-up that increased the amortized cost-basis of PCD loans by $6.8 million with a corresponding increase to the allowance for credit losses. The decrease in the PCD loan balance at December 31, 2021 was due to PCD loans being sold and paid off during the period. The majority of the remaining PCD loan balance consists of loans acquired as part of a Federal Deposit Insurance Corporation-assisted transaction. The Company accreted interest income of $324,000 and $3.7 million attributable to PCD loans for the quarter and year ended December 31, 2021, respectively, as compared to $689,000 and $2.9 million for the quarter and year ended December 31, 2020, respectively. The increase in income accreted for the year ended December 31, 2021, was related to the payoff of PCD loans. PCD loans had an allowance for credit losses of approximately $4.7 million at December 31, 2021.
Bank-owned life insurance increased $2.6 million, or 1.6%, to $164.5 million at December 31, 2021, as compared to $161.9 million at December 31, 2020. The increase resulted from income earned on bank-owned life insurance for the year ended December 31, 2021.
Other assets increased $11.8 million, or 46.6%, to $37.2 million at December 31, 2021, from $25.4 million at December 31, 2020. The increase was primarily attributable to an increase in net deferred tax assets.
FHLBNY stock decreased by $6.3 million, or 22.0%, to $22.3 million at December 31, 2021, from $28.6 million at December 31, 2020. The decrease in FHLBNY stock directly correlates with lower short-term borrowing balances at December 31, 2021, as compared to December 31, 2020.
Total liabilities decreased $69.9 million, or 1.5%, to $4.69 billion at December 31, 2021, from $4.76 billion at December 31, 2020. The decrease was primarily attributable to a decrease in Federal Home Loan Bank and other borrowings of $145.0 million and a decrease in securities sold under agreements to repurchase of $25.0 million, partially offset by an increase in deposits of $92.8 million, an increase in advance payments by borrowers for taxes and insurance of $5.2 million and an increase in accrued expenses and other liabilities of $5.0 million.
Deposits increased $92.8 million, or 2.28%, to $4.17 billion at December 31, 2021, as compared to $4.08 billion at December 31, 2020. The increase was attributable to increases of $409.7 million in transaction accounts and $26.0 million in savings accounts, partially offset by decreases of $203.7 million in money market accounts and $139.3 million in certificates of deposit. We continue to see balance runoff from high-cost money market and certificates of deposit categories as we strategically chose not to compete on rate at this time during the year.

Borrowings and securities sold under agreements to repurchase decreased to $421.8 million at December 31, 2021, from $591.8 million at December 31, 2020. The decrease in borrowings for the period was largely due to the maturity and replacement of FHLB borrowings with lower cost deposits. Management utilizes borrowings to mitigate interest rate risk, for short-term liquidity, and to a lesser extent as part of leverage strategies.
Total stockholders’ equity decreased by $14.1 million to $739.9 million at December 31, 2021, from $754.0 million at December 31, 2020. The decrease was attributable to $53.2 million in stock repurchases, $24.3 million in dividend payments, and an $11.1 million decrease in accumulated other comprehensive income associated with a reduction in unrealized gains on our debt securities available-for-sale portfolio, partially offset by net income of $70.7 million for year ended December 31, 2021, and a $6.9 million increase in equity award activity. The Company repurchased 3,342,700 shares of its common stock outstanding at an average price of $15.91 for a total of $53.2 million during the year ended December 31, 2021, pursuant to approved stock repurchase plans. As of December 31, 2021, the Company had approximately $8.3 million in remaining capacity under its current repurchase program. In connection with the adoption of CECL, effective January 1, 2021, the Company recognized a cumulative effect adjustment that reduced stockholders’ equity by $3.1 million, net of tax, to adjust opening allowances against credit losses on loans and off-balance sheet credit exposures.
Comparison of Operating Results for the Years Ended December 31, 2021 and 2020
Net Income. Net income was $70.7 million and $37.0 million for the years ended December 31, 2021 and December 31, 2020, respectively. Significant variances from the prior year are as follows: a $25.8 million increase in net interest income, an $18.9 million decrease in the provision for credit losses on loans, a $3.0 million increase in non-interest income, and a $646,000 increase in non-interest expense.
Interest Income. Interest income increased $4.2 million, or 2.5%, to $172.3 million for the year ended December 31, 2021, from $168.1 million for the year ended December 31, 2020, due to an increase in the average balance of interest-earning assets of $211.3 million, or 4.3%, largely attributable to assets acquired in the Victory acquisition on July 1, 2020. The increase was due primarily to increases in the average balance of loans outstanding of $239.5 million and the average balance of other securities of $19.7 million, partially offset by decreases in the average balance of mortgage-backed securities of $39.8 million, the average balance of FHLBNY stock of $4.6 million, and the average balance of interest-earning deposits in financial institutions of $3.5 million. Partially offsetting the increase in the average balance of interest-earning assets was a five basis point decrease in the yields earned on interest-earning assets to 3.33% for the year ended December 31, 2021, from 3.38% for the comparative prior year. The decrease in earning asset yields was due to decreases in market interest rates coupled with PPP loan originations, which have lower yields than other loans. The Company accreted interest income related to its PCD/PCI loans of $3.7 million and $2.9 million for the years ended December 31, 2021 and 2020, respectively. The increase in accretable interest income was primarily related to payoffs of PCD loans in the first quarter of 2021. Interest income for the year ended December 31, 2021, included loan prepayment income of $5.1 million as compared to $2.2 million for the year ended December 31, 2020. Also contributing to the increase in net interest income was the recognition of fees related to PPP loans paid-off. Fees recognized from PPP loans totaled $5.6 million for the year ended December 31, 2021, as compared to $1.9 million for the year ended December 31, 2020.
Interest Expense. Interest expense decreased $21.7 million, or 56.6%, to $16.6 million for the year ended December 31, 2021, as compared to $38.3 million for the year ended December 31, 2020. The decrease was due to a decrease in interest expense on deposits of $19.0 million, or 75.4%, as well as a decrease in interest expense on borrowings of $2.7 million, or 20.3%. The decrease in interest expense on deposits was attributable to a 58 basis point decrease in the cost of interest-bearing deposits to 0.19% for the year ended December 31, 2021, partially offset by a $49.9 million, or 1.5% increase in the average balance of interest-bearing deposit accounts. The decrease in the cost of interest-bearing deposits was primarily due to the lower interest rate environment and a change in the composition of the deposit portfolio as the average balance of transaction accounts increased and the average balance of certificates of deposit decreased. The decrease in interest expense on borrowings was primarily attributable to a $143.8 million, or 22.3%, decrease in average borrowings outstanding, which was partially offset by a five basis point increase in the average cost of borrowings.
Net Interest Income. Net interest income for the year ended December 31, 2021, increased $25.8 million, or 19.9%, to $155.6 million, from $129.8 million for the year ended December 31, 2020, primarily due to a $211.3 million, or 4.3%, increase in average interest-earning assets as well as a 40 basis point increase in net interest margin to 3.01% from 2.61%. The increase in net interest margin was primarily due to the decrease in the cost of interest-bearing liabilities outpacing the decrease in yields on interest-earning assets. Yields on interest-earning assets decreased five basis points to 3.33% for the year ended December 31, 2021, from 3.38% for the comparative prior year. The cost of interest-bearing liabilities decreased by 54 basis points to 0.44% for the year ended December 31, 2021, from 0.98% for the year ended December 31, 2020, driven by a lower cost of deposits.

Provision for Credit Losses. The provision for credit losses on loans decreased by $18.9 million to a benefit of $6.2 million for the year ended December 31, 2021, compared to a provision of $12.7 million for the year ended December 31, 2020. The decrease in the provision for credit losses was primarily the result of improvements in the economic forecast and asset quality. The improvement in asset quality was primarily attributable to an improvement in risk ratings as loans previously modified for COVID-19 relief returned to consistent payment status. The higher provision for loan losses in 2020 was primarily due to increases in qualitative adjustments used in determining the adequacy of the allowance for credit losses related to unemployment, loan risk rating changes and increased risks related to loans on forbearance, resulting from economic uncertainty attributable to the COVID-19 pandemic under the incurred loss methodology. Net charge-offs were $2.8 million for the year ended December 31, 2021, primarily related to PCD loans, as compared to net charge-offs of $3.8 million for the year ended December 31, 2020.
On January 1, 2021, the Company adopted ASU 2016-13, Financial Instruments- Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. CECL requires the measurement of all expected credit losses over the life of financial instruments held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. In connection with the adoption of CECL, the Company recognized a cumulative effect adjustment that reduced stockholders’ equity by $3.1 million, net of tax. At adoption, the Company increased its allowance for credit losses by $11.1 million, comprised of $10.4 million and $737,000, respectively, for loans and unfunded commitments, including $6.8 million related to PCD loans. For PCD loans, the allowance for credit losses recorded is recognized through a gross-up that increases the amortized cost basis of loans with a corresponding increase to the allowance for credit losses, and therefore results in no impact to shareholders' equity.
Non-interest Income. Non-interest income increased $3.0 million to $14.5 million for the year ended December 31, 2021, from $11.5 million for the year ended December 31, 2020, due primarily to: an increase of $1.4 million in fees and service charges for customer services, as the prior year reflected fees waived and fewer transactions related to lower consumer spending in the early part of the pandemic; an increase of $1.2 million in gains on sales of available-for-sale debt securities, net; a $736,000 increase in gains on sales of loans; and a $329,000 increase in income on bank-owned life insurance income related to an increase in benefit claims. The increase in gains on sales of loans resulted from the sales of approximately $126.3 million of multifamily loans for gains of $1.4 million in the second quarter of 2021, compared to sales of $47.5 million of multifamily loans for gains of $665,000 in the second quarter of 2020. The Company periodically considers the sale of loans to manage its overall risk profile, including consideration of interest rate risk, concentration risk and capital deployment opportunities. Partially offsetting the increases was a $781,000 decrease in other income primarily due to a decrease in fees on loan swap transactions for the year ended December 31, 2021, compared to the year ended December 31, 2020, due to a lower volume of such transactions in 2021.
Non-interest Expense. Non-interest expense increased $646,000, or 0.8%, to $79.2 million for the year ended December 31, 2021, compared to $78.5 million for the year ended December 31, 2020. Employee compensation and benefits expense increased by $2.2 million, primarily due to increases in salary and medical benefit expenses associated with the addition of former Victory employees, combined with annual merit increases and an increase in the employee stock option plan expense, partially offset by a decrease in change-in-control and severance compensation paid to former Victory employees in the prior year. FDIC insurance premiums increased by $480,000 due to an increase in the insurance assessment rate and the receipt of a small bank assessment credit in the prior year that was not available in 2021. Other expense increased by $518,000, primarily due to an increase in the reserve for unfunded commitments as well as an increase in other operating expenses. Partially offsetting the increases was a $1.2 million decrease in occupancy expense, primarily due to a $2.2 million charge in the prior year associated with branch consolidations, which was partially offset by higher maintenance costs related to additional branches from the Victory acquisition, renovation of existing branches, and higher snow removal costs in the current year. Additionally, there was a $1.3 million decrease in data processing costs as the prior year included a contract termination penalty of $1.3 million on the completion of Victory's core system conversion, and a $545,000 decrease in professional fees due to a reduction in merger-related costs.
Income Tax Expense. The Company recorded income tax expense of $26.5 million for the year ended December 31, 2021, compared to $13.0 million for the year ended December 31, 2020. The effective tax rate for the year ended December 31, 2021, was 27.3% compared to 26.1% for the year ended December 31, 2020. The higher effective tax rate was primarily due to higher taxable income. Additionally, on April 19, 2021, the Governor of New York signed into law an increase in the tax rate from 6.5% to 7.25%.

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
Provision for Loan Losses. The provision for loan losses increased by $12.7 million for the year ended December 31, 2020, compared to a provision of $22,000 for the year ended December 31, 2019. The increase in the provision for loan losses was primarily due to increases in the qualitative adjustments used in determining the adequacy of the allowance for loan losses related to unemployment, loan risk rating changes and increased risks related to loans on forbearance, resulting from economic uncertainty attributable to the COVID-19 pandemic, and higher charge-offs. Year-over-year loan growth also contributed to the increase in the provision. Net charge-offs were $3.8 million for the year ended December 31, 2020, as compared to net recoveries of $1.2 million for the year ended December 31, 2019.

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

	For the Years Ended December 31,
	2021			2020			2019
	Average Outstanding Balance	Interest	Average Yield/ Rate	Average Outstanding Balance	Interest	Average Yield/ Rate	Average Outstanding Balance	Interest	Average Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Loans (1)	$3,862,243	$158,217	4.10%	$3,622,777	$146,570	4.05%	$3,297,859	$136,133	4.13%
Mortgage-backed securities (2)	975,518	10,640	1.09%	1,015,338	16,572	1.63%	777,997	19,710	2.53%
Other securities (2)	151,495	1,965	1.30%	131,832	2,871	2.18%	216,125	6,331	2.93%
FHLBNY stock	25,420	1,279	5.03%	29,992	1,825	6.08%	28,223	1,618	5.73%
Interest-earning deposits	164,553	197	0.12%	168,011	307	0.18%	67,289	1,351	2.01%
Total interest-earning assets	5,179,229	172,298	3.33%	4,967,950	168,145	3.38%	4,387,493	165,143	3.76%
Non-interest-earning assets	299,664			296,128			297,872
Total assets	$5,478,893			$5,264,078			$4,685,365

Interest-bearing liabilities:
Savings, NOW, and money market accounts	$2,811,552	$3,031	0.11%	$2,356,634	$10,241	0.43%	$1,921,564	$20,473	1.07%
Certificates of deposit	505,472	3,176	0.63%	910,444	14,989	1.65%	1,027,122	20,855	2.03%
Total interest-bearing deposits	3,317,024	6,207	0.19%	3,267,078	25,230	0.77%	2,948,686	41,328	1.40%
Borrowings	501,523	10,442	2.08%	645,305	13,107	2.03%	576,284	12,030	2.09%
Total interest-bearing liabilities	3,818,547	16,649	0.44%	3,912,383	38,337	0.98%	$3,524,970	53,358	1.51%
Non-interest-bearing deposits	812,805			529,138			384,740
Accrued expenses and other liabilities	97,385			93,210			92,469
Total liabilities	4,728,737			4,534,731			4,002,179
Stockholders’ equity	750,156			729,347			683,186
Total liabilities and stockholders’ equity	$5,478,893			$5,264,078			$4,685,365

Net interest income		$155,649			$129,808			$111,785
Net interest rate spread (3)			2.89%			2.40%			2.25%
Net interest-earning assets (4)	$1,360,682			$1,055,567			$862,523
Net interest margin (5)			3.01%			2.61%			2.55%
Average interest-earning assets to interest-bearing liabilities			135.63%			126.98%			124.47%

(1)	Includes non-accruing loans.
(2)	Securities available-for-sale are reported at amortized cost.
(3)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(4)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(5)	Net interest margin represents net interest income divided by average total interest-earning assets.

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

	Year Ended December 31,			Year Ended December 31,
	2021 vs. 2020			2020 vs. 2019
			Total			Total
	Increase (Decrease) Due to		Increase	Increase (Decrease) Due to		Increase
	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)
	(Dollars in thousands)
Interest-earning assets:
Loans	$9,790	$1,857	$11,647	$13,078	$(2,641)	$10,437
Mortgage-backed securities	(627)	(5,305)	(5,932)	18,889	(22,027)	(3,138)
Other securities	529	(1,435)	(906)	(2,087)	(1,373)	(3,460)
FHLBNY stock	(256)	(290)	(546)	105	102	207
Interest-earning deposits	(6)	(104)	(110)	1,614	(2,658)	(1,044)
Total interest-earning assets	9,430	(5,277)	4,153	31,599	(28,597)	3,002
Interest-bearing liabilities:
Savings, NOW and money market accounts	2,490	(9,700)	(7,210)	6,335	(16,567)	(10,232)
Certificates of deposit	(2,099)	(9,714)	(11,813)	(2,201)	(3,665)	(5,866)
Total deposits	391	(19,414)	(19,023)	4,134	(20,232)	(16,098)
Borrowings	(3,003)	338	(2,665)	1,391	(314)	1,077
Total interest-bearing liabilities	(2,612)	(19,076)	(21,688)	5,525	(20,546)	(15,021)
Change in net interest income	$12,042	$13,799	$25,841	$26,074	$(8,051)	$18,023
Asset Quality
PCD Loans (Held-for-Investment)
Based on its detailed review of PCD loans and experience in loan workouts, management believes it has a reasonable expectation about the amount and timing of future cash flows and accordingly has classified PCD loans of $15.8 million at December 31, 2021 and $18.5 million at December 31, 2020 as accruing, even though they may be contractually past due. At December 31, 2021, 10.5% of PCD loans were past due 30 to 89 days, and 19.2% were past due 90 days or more, as compared to 9.6% and 35.2%, respectively, at December 31, 2020.
Loans
General.  Maintaining loan quality historically has been, and will continue to be, a key element of our business strategy. We employ conservative underwriting standards for new loan originations and maintain sound credit administration practices while the loans are outstanding. In addition, substantially all of our loans are secured, predominantly by real estate. At December 31, 2021, our non-performing loans totaled $8.0 million, or 0.21%, of total loans. Net charge-offs for the year ended December 31, 2021, were $2.8 million, or 0.07%, of average loans outstanding. For the year ended December 31, 2020, the Company had net charge-offs of $3.8 million, or 0.11%, of average loans outstanding, and for the year ended December 31, 2019, net recoveries were $1.2 million.

Non-performing Assets and Delinquent Loans.  The following table details non-performing assets consisting of non-performing loans held-for-investment and non-performing loans held-for-sale at December 31, 2021 and 2020 (in thousands):

	December 31,
	2021	2020
Non-accrual loans:
Held-for-investment	$4,403	$4,811
Non-accruing loans subject to restructuring agreements:
Held-for-investment	3,219	3,705
Total non-accruing loans held-for-investment	7,622	8,516
Loans 90 days or more past due and still accruing:
Held-for-investment	384	1,113
Total non-performing loans held-for-investment	8,006	9,629
Other non-performing loans held-for-sale	—	19,895
Total non-performing loans	8,006	29,524
Other real estate owned	100	—
Total non-performing assets	$8,106	$29,524
Loans subject to restructuring agreements and still accruing	$5,820	$7,697
Accruing loans 30 to 89 days delinquent	$1,166	$13,982

The following table details non-performing loans by loan type at December 31, 2021 and 2020 (in thousands):

	December 31,
	2021	2020
Held-for-investment
Real estate loans:
Commercial	$5,117	$6,229
One-to-four family residential	314	906
Multifamily	1,882	1,153
Home equity and lines of credit	281	191
Commercial and industrial	28	37
Total non-accrual loans held-for-investment	7,622	8,516
Loans delinquent 90 days or more and still accruing:
Real estate loans:
Commercial	147	500
One-to-four family residential	165	174
Commercial and industrial	72	436
Other	—	3
Total loans delinquent 90 days or more and still accruing held-for-investment	384	1,113
Non-performing loans held-for-sale
Real estate loans:
Commercial	—	18,250
Multifamily	—	1,612
Commercial and industrial	—	33
Total non-performing loans held-for-sale	—	19,895
Total non-performing loans	$8,006	$29,524
Other real estate owned	100	—
Total non-performing assets	$8,106	$29,524
Other real estate owned is comprised of one property acquired during the year ended December 31, 2021, as a result of foreclosure. The property is located in New Jersey and had a carrying value of approximately $100,000. It is included in other assets on the consolidated balance sheet as of December 31, 2021.

Non-performing loans held-for-sale at December 31, 2020 totaled $19.9 million and were comprised of high risk commercial real estate and multifamily loans, primarily accommodation loans that were modified in the form of interest and/or principal payment deferrals due to COVID-19 related hardships, and had not returned to contractual payments after 180 days of relief. The sale of these loans was completed in the first quarter of 2021.
Generally, loans, excluding PCD loans, are placed on non-accruing status when they become 90 days or more delinquent, and remain on non-accrual status until they are brought current, have six consecutive months of performance under the loan terms, and factors indicating reasonable doubt about the timely collection of payments no longer exist. Therefore, loans may be current in accordance with their loan terms, or may be less than 90 days delinquent and still be on a non-accruing status.
The following table sets forth the total amounts of delinquencies for accruing loans that were 30 to 89 days past due by type and by amount at the dates indicated (in thousands):

	December 31,
	2021	2020
Real estate loans:
Commercial	$144	$8,792
One-to-four family residential	593	1,152
Construction and land	—	994
Multifamily	—	1,893
Home equity and lines of credit	412	380
Commercial and industrial loans	2	760
Other loans	15	11
	$1,166	$13,982
The decrease in accruing loans 30 to 89 days delinquent from December 31, 2020 was primarily due to a decrease in delinquencies associated with the improvement of economic conditions in 2021.
Included in non-accruing loans held-for-investment are TDR loans totaling $3.2 million and $3.7 million at December 31, 2021, and December 31, 2020, respectively. At December 31, 2021, one of the non-accruing TDRs totaling $368,000 was not performing in accordance with its restructured terms, and is collateralized by real estate with an appraised value of $620,000. At December 31, 2020, two of the non-accruing TDRs totaling $462,500 were not performing in accordance with their restructured terms, and are collateralized by real estate with an appraised value of $620,000.

The Company also holds loans held-for-investment subject to restructuring agreements that are on accrual status, which totaled $5.8 million and $7.7 million at December 31, 2021, and December 31, 2020, respectively. At December 31, 2021, $5.7 million, or 97.5%, of the $5.8 million of accruing loans subject to restructuring agreements were performing in accordance with their restructured terms. At December 31, 2020, $6.5 million, or 84.1%, of the $7.7 million of accruing loans subject to restructuring agreements were performing in accordance with their restructured terms. Generally, the types of concessions that we make to troubled borrowers include both temporary and permanent reductions to interest rates, extensions of payment terms, and, to a lesser extent, forgiveness of principal and interest.

The table below sets forth the amounts and categories of TDRs as of December 31, 2021, and December 31, 2020 (in thousands):

	At December 31,
	2021		2020
	Non-Accruing	Accruing	Non-Accruing	Accruing
Real estate loans:
Commercial	$3,219	$3,508	$3,292	$5,518
One-to-four family residential	—	1,562	413	1,490
Multifamily	—	603	—	626
Home equity and lines of credit	—	38	—	47
Commercial and industrial loans	—	109	—	16
	$3,219	$5,820	$3,705	$7,697
Performing in accordance with restructured terms	88.6%	97.5%	87.5%	84.1%

COVID-19 Exposure
Management continues to evaluate the Company's exposure to increased loan losses related to the COVID-19 pandemic, in particular the commercial real estate and multifamily loan portfolios. During the second quarter of 2020, the Company implemented a customer relief program to assist borrowers that were experiencing financial hardship due to COVID-19 related challenges. The relief program grants principal and/or interest payment deferrals typically for a period of 90 days, which management may choose to extend for additional 90 day periods. At the peak of forbearance in June 2020, the Company had 286 loans approved for payment deferral representing $360.2 million, or approximately 10% of the Company's loan portfolio. As of December 31, 2021, substantially all of the borrowers who had requested relief have returned to contractual payments. Two borrowers with loans totaling $774,000 did not return to their contractual status; however, they are making partial payments.

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
Other
During the fourth quarter of 2021, we downgraded a lending relationship with an outstanding principal balance at December 31, 2021 of approximately $15.6 million to substandard, which is comprised of two commercial real estate loans with balances of $10.9 million, and a commercial line of credit secured by all unencumbered business assets with a balance of $4.7 million. In addition, the Bank has a commitment to fund $1.8 million under the line of credit with one of the entities in the relationship and all draws on the line are at the discretion of the Bank.
The commercial real estate loans are secured by two commercial properties with a current appraised value of $19.2 million. The lending relationship was downgraded as a result of legal matters against certain officers of the borrowing entities, including certain individuals who are guarantors to the loans, and the impact such legal matters may have on future operations of the entities.
All loans under the lending relationship are current as of February 28, 2022, and the entities continue to operate. We continue to evaluate the financial condition, operating results and cash flows of the related entities and guarantors. At December 31, 2021, approximately $1.9 million of the allowance for credit losses has been designated to this lending relationship. Based on information available, the loan has not been designated as impaired and remains on accrual status. However, there can be no assurances that one or more of the loans under the relationship will not migrate to non-accrual status in the future or require the establishment of additional loan losses reserves.
During 2022, the Bank received paydowns of approximately $3.0 million on the commercial line of credit, reducing the outstanding balance to approximately $1.7 million.

Allowance for Credit Losses

On January 1, 2021, the Company adopted the CECL standard and as a result of the adoption recorded a $10.4 million increase to its allowance for credit losses on loans, including $6.8 million related to PCD loans.

The allowance for credit losses to non-performing loans increased from 127.38% at December 31, 2020 to 486.80% at December 31, 2021. This increase was primarily attributable to a decrease in non-performing loans of $21.5 million, from $29.5 million at December 31, 2020 to $8.0 million at December 31, 2021. During the fourth quarter of 2020, the Company transferred $19.9 million of certain high risk, primarily commercial real estate accommodation (hotel/motel) loans that were modified in the form of interest and/or principal payment deferrals due to COVID-19 related hardships, and had not returned to contractual payments after 180 days of relief, to held-for-sale. These loans were sold in the first quarter of 2021.

The Company utilizes external appraisals to determine the fair value of the underlying collateral in its analysis of impaired loans. A third-party appraisal is generally ordered as soon as a loan is designated as an impaired loan and updated annually, or more frequently if required. Generally, non-performing loans are charged down to the appraised value of collateral less costs to sell for collateral-dependent loans and to the present value of the expected future cash flows for non-collateral dependent loans, which reduces the ratio of the allowance for loan losses to non-performing loans. Downward adjustments to appraisal values, primarily to reflect “quick sale” discounts, are generally recorded as specific reserves within the allowance for loan losses.
The allowance for credit losses to total loans held-for-investment, net, was 1.02% (1.03% excluding PPP loans which are fully government guaranteed and do not carry any allowance for loan losses) at December 31, 2021, as compared to 0.98% and 1.00%, respectively, at December 31, 2020. The increase in the loan coverage ratio from December 31, 2020 was primarily attributable to the Company's Day 1 CECL adoption adjustment of $10.4 million recorded, $6.8 million of which related to PCD loans. For PCD loans, the allowance for credit losses recorded is recognized through a gross-up that increases the amortized cost basis of loans with a corresponding increase to the allowance for credit losses and therefore results in no impact to shareholders' equity. The increase in the allowance for credit losses on loans attributable to the CECL adoption adjustment was partially offset by a decrease in the provision for 2021, primarily due to improvements in the economic forecast and asset quality. The improvement in asset quality was largely attributable to an improvement in risk ratings as loans previously modified for COVID-19 relief returned to consistent payment status. Net charge-offs were $2.8 million for the year ended December 31, 2021, compared to net charge-offs of $3.8 million for the year ended December 31, 2020, and net recoveries of $1.2 million for the year ended December 31, 2019. Net charge-offs for the year ended December 31, 2021, were primarily related to PCD loans transferred from held-for-investment to held-for-sale at fair value, and subsequently sold in the first quarter of 2021. Net charge-offs for the year ended December 31, 2020, included $3.6 million related to higher risk commercial real estate and multifamily loans transferred to held-for-sale at estimated net realizable value in the fourth quarter of 2020. The benefit for credit losses on loans was $6.2 million for the year ended December 31, 2021. The provision for credit losses on loans was $12.7 million and $22,000 for the years ended December 31, 2020 and 2019, respectively.
Specific reserves on loans individually evaluated for impairment decreased by $43,000, or 59%, from $73,000 at December 31, 2020, to $30,000 at December 31, 2021. At December 31, 2021, the Company had 25 loans classified as individually impaired and recorded $30,000 of specific reserves on four of the 25 impaired loans. At December 31, 2020, the Company had 26 loans classified as impaired and recorded $73,000 of specific reserves on four of the 26 impaired loans.

The following table sets forth activity in our allowance for credit losses, by loan type, at December 31, for the years indicated (in thousands):

	Real estate loans
	Commercial (1)	One-to-four Family Residential	Construction and Land	Home Equity and Lines of Credit	Commercial and Industrial	Other	PCI/ PCD	Total Allowance for Credit Losses
2018	$23,714	$342	$463	$291	$1,569	$108	$1,010	$27,497
Provision/(benefit) for loan losses	115	(326)	73	73	150	158	(221)	22
Recoveries	1,916	228	—	2	21	8	—	2,175
Charge-offs	(651)	(64)	—	(49)	(100)	(123)	—	(987)
2019	25,094	180	536	317	1,640	151	789	28,707
Provision/(benefit) for loan losses	11,710	22	678	(84)	283	41	92	12,742
Recoveries	414	5	—	27	13	6	—	465
Charge-offs	(4,213)	—	—	—	(94)	—	—	(4,307)
2020	33,005	207	1,214	260	1,842	198	881	37,607
Impact of CECL Adjustment	(1,949)	5,233	(921)	419	947	(188)	6,812	10,353
Balance at January 1, 2021	31,056	5,440	293	679	2,789	10	7,693	47,960
(Benefit)/provision for credit losses	(4,331)	(1,903)	(124)	(145)	991	(3)	(669)	(6,184)
Recoveries	60	29	—	26	39	5	119	278
Charge-offs	—	(21)	—	—	(646)	(3)	(2,411)	(3,081)
2021	$26,785	$3,545	$169	$560	$3,173	$9	$4,732	$38,973

(1) Commercial includes commercial real estate loans collateralized by owner-occupied, non-owner occupied, and multifamily properties.
During the year ended December 31, 2021, the Company recorded net charge-offs of $2.8 million, as compared to net charge-offs of $3.8 million for the year ended December 31, 2020, and net recoveries of $1.2 million for the year ended December 31, 2019. Charge-offs in 2021 are primarily related to PCD loans. Charge-offs in 2020 were primarily related to high risk, commercial real estate accommodation (hotel/motel) loans on COVID-19 forbearance that were transferred to held-for-sale. The net recoveries in 2019 were primarily due to a $1.8 million recovery on a multifamily loan previously charged-off, partially offset by a $521,000 charge-off on an impaired commercial real estate loan. The increase in the allowance for credit losses from 2020 to 2021 for one-to-four family residential loans, home equity loans and lines of credit, commercial and industrial loans, and PCD loans was primarily attributable to the Day 1 CECL adoption adjustment. The decrease in the allowance for credit losses for commercial loans, construction and land loans, and other loans was primarily due to a benefit in the provision for credit losses attributable to the improved forecast and asset quality, as well as a benefit from the Day 1 CECL adoption adjustment.

Management of Market Risk
General.  A majority of our assets and liabilities are monetary in nature. Consequently, our most significant form of market risk is interest rate risk. Our assets, consisting primarily of mortgage-related securities and loans, generally have longer maturities than our liabilities, which consist primarily of deposits and wholesale borrowings. As a result, a principal part of our business strategy involves managing interest rate risk and limiting the exposure of our net interest income to changes in market interest rates. Accordingly, our Board of Directors has established a Management Asset-Liability Committee, comprised of our Senior Vice President ("SVP") & Chief Investment Officer and Treasurer, who chairs this Committee, our President and Chief Executive Officer, our Executive Vice President ("EVP") & Chief Risk Officer, our EVP & Chief Financial Officer, our SVP and Chief Credit Officer and our SVP & Director of Marketing, and other officers and staff as necessary or appropriate. This committee is responsible for, among other things, evaluating the interest rate risk inherent in our assets and liabilities, for recommending to the risk management committee of our Board of Directors the level of risk that is appropriate given our business strategy, operating environment, capital, liquidity and performance objectives, and for managing this risk consistent with the guidelines approved by the Board of Directors.
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

The following tables set forth, as of December 31, 2021 and December 31, 2020, our calculation of the estimated changes in our NPV, NPV ratio, and percent change in net interest income that would result from the designated instantaneous and sustained changes in interest rates (dollars in thousands). Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments and deposit repricing characteristics including decay rates, and correlations to movements in interest rates, and should not be relied on as indicative of actual results.

	NPV at December 31, 2021
Change in Interest Rates (basis points)	Estimated Present Value of Assets	Estimated Present Value of Liabilities	Estimated NPV	Estimated Change In NPV	Estimated Change in NPV %	Estimated NPV/Present Value of Assets Ratio	Next 12 Months Net Interest Income Percent Change	Months 13-24 Net Interest Income Percent Change
+400	$5,036,366	$4,101,782	$934,584	$(145,605)	(13.48)%	18.56%	(14.49)%	4.48%
+300	5,155,293	4,180,838	974,455	(105,734)	(9.79)%	18.90%	(10.51)%	3.78%
+200	5,279,904	4,264,283	1,015,621	(64,568)	(5.98)%	19.24%	(6.51)%	3.32%
+100	5,405,275	4,352,712	1,052,563	(27,626)	(2.56)%	19.47%	(2.79)%	2.20%
—	5,526,916	4,446,727	1,080,189	—	—%	19.54%	—%	—%
(100)	5,650,190	4,594,219	1,055,971	(24,218)	(2.24)%	18.69%	(3.83)%	(7.93)%
(200)	5,765,436	4,715,356	1,050,080	(30,109)	(2.79)%	18.21%	(6.02)%	(11.42)%

    The table above indicates that at December 31, 2021, in the event of a 200 basis point decrease in interest rates, we would experience a 2.79% decrease in estimated net portfolio value, a 6.02% decrease in net interest income in year one, and an 11.42% decrease in net income in year two. In the event of a 400 basis point increase in interest rates, we would experience a 13.48% decrease in estimated net portfolio value, a 14.49% decrease in net interest income in year one and a 4.48% increase in net interest income in year two. During the fourth quarter of 2021, the Company revised certain assumptions in the modelling as a result of a new non-maturity deposit study which resulted in a decrease in the duration of these instruments.

	NPV at December 31, 2020
Change in Interest Rates (basis points)	Estimated Present Value of Assets	Estimated Present Value of Liabilities	Estimated NPV	Estimated Change In NPV	Estimated Change in NPV %	Estimated NPV/Present Value of Assets Ratio	Next 12 Months Net Interest Income Percent Change	Months 13-24 Net Interest Income Percent Change
+400	$5,085,541	$4,262,399	$823,142	$(29,103)	(3.41)%	16.19%	1.52%	20.02%
+300	5,183,396	4,358,918	824,478	(27,767)	(3.26)%	15.91%	1.35%	15.41%
+200	5,289,795	4,459,805	829,990	(22,255)	(2.61)%	15.69%	1.19%	10.99%
+100	5,401,377	4,565,784	835,593	(16,652)	(1.95)%	15.47%	0.78%	5.98%
—	5,529,750	4,677,505	852,245	—	—%	15.41%	—%	—%
(100)	5,678,960	4,781,710	897,250	45,005	5.28%	15.80%	(2.41)%	(5.73)%
(200)	5,814,119	4,794,445	1,019,674	167,429	19.65%	17.54%	(3.70)%	(7.89)%
The table above indicates that at December 31, 2020, in the event of a 200 basis point decrease in interest rates, we would experience a 19.65% increase in estimated net portfolio value, a 3.70% decrease in net interest income in year one and a 7.89% decrease in net income in year two. In the event of a 400 basis point increase in interest rates, we would experience a 3.41% decrease in estimated net portfolio value, a 1.52% increase in net interest income in year one and a 20.02% increase in net interest income in year two.
Our policies provide that, in the event of a 200 basis point decrease or less in interest rates, our net present value ratio should decrease by no more than 300 basis points and 10%, and in the event of a 400 basis point increase or less, our net present value should decrease by no more than 475 basis points and 35%. In the event of a 200 basis point decrease or less, our projected net interest income should decrease by no more than 10% in year one and 10% in year two, and in the event of a 400 basis point increase or less, our projected net interest income should decrease by no more than 30% in year one and 20% in year two. However, when the federal funds rate is low and negative rate shocks do not produce meaningful results, management may temporarily suspend use of guidelines for negative interest rate shocks. At December 31, 2021 and December 31, 2020, we were in compliance with all Board-approved policies with respect to interest rate risk management.

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
Liquidity and Capital Resources
Liquidity is the ability to fund assets and meet obligations as they come due. Our primary sources of funds consist of deposit inflows, loan repayments, borrowings through repurchase agreements, advances from money center banks and the FHLBNY, and repayments, maturities and sales of securities. While maturities and scheduled amortization of loans and securities are reasonably predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions, and competition. Our Board Risk Committee is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and withdrawals of deposits by our customers as well as unanticipated contingencies. We seek to maintain a ratio of liquid assets (not subject to pledge or encumbered) as a percentage of deposits and borrowings of 35% or greater. At December 31, 2021, this ratio was 56.31%.  We believe that we had sufficient sources of liquidity to satisfy our short- and long-term liquidity needs at December 31, 2021.
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
The Company had the following primary sources of liquidity at December 31, 2021 (in thousands):

Cash and cash equivalents(1)	$72,877
Corporate bonds	$214,769
Multifamily loans(2)	$1,439,583
Mortgage-backed securities (issued or guaranteed by the U.S. Government, Fannie Mae, or Freddie Mac)(2)	$432,741

(1) Excludes $18.2 million of cash at Northfield Bank.
(2) Represents remaining borrowing potential.

At December 31, 2021, we had $159.4 million in outstanding loan commitments. In addition, we had $245.9 million in unused lines of credit to borrowers. Certificates of deposit due within one year of December 31, 2021, totaled $295.8 million, or 7.1% of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including loan sales, securities sales, other deposit products, including replacement certificates of deposit, securities sold under agreements to repurchase (repurchase agreements), and advances from the FHLBNY and other borrowing sources. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit. Based on experience, we believe that a significant portion of such deposits will remain with us, and we have the ability to attract and retain deposits by adjusting the interest rates offered.
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
Northfield Bancorp, Inc. is a separate legal entity from Northfield Bank and must provide for its own liquidity to fund dividend payments, stock repurchases, and other corporate risk factors. The Company’s primary source of liquidity is the receipt of dividend payments from the Bank in accordance with applicable regulatory requirements. At December 31, 2021, Northfield Bancorp, Inc. (unconsolidated) had liquid assets of $14.4 million.
Northfield Bank and Northfield Bancorp, Inc. are both subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning assets and off-balance sheet items to broad risk categories. At December 31, 2021, both Northfield Bank and Northfield Bancorp, Inc. exceeded all regulatory capital requirements and are considered “well capitalized” under regulatory guidelines.  See “Item 1. Business - Supervision and Regulation” and Note 15 of the Notes to the Consolidated Financial Statements.
Off-Balance Sheet Arrangements and Aggregate Contractual Obligations
Commitments. As a financial services provider, we routinely are a party to various financial instruments with off-balance-sheet risks, such as commitments to extend credit, and unused lines of credit. While these contractual obligations represent our potential future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon. Such commitments are subject to the same credit policies and approval process applicable to loans we originate. In addition, we routinely enter into commitments to sell mortgage loans; such amounts are not significant to our operations. For additional information, see Note 14 of the Notes to the Consolidated Financial Statements.
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
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Northfield Bancorp, Inc. and subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated statements of comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 1, 2022 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
Change in Accounting Principle
As discussed in Note 1 to the consolidated financial statements, the Company has changed its method of accounting for the recognition and measurement of credit losses as of January 1, 2021 due to the adoption of ASC Topic 326, Financial Instruments - Credit Losses.
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

Allowance for credit losses for loans evaluated on a collective basis
As discussed in Notes 1 and 7 to the consolidated financial statements, the Company’s total allowance for credit losses on loans as of December 31, 2021 was $39.0 million, of which $34.2 million related to the allowance for credit losses on loans evaluated on a collective basis (collective ACL). Loans that share similar risk characteristics are grouped into portfolio pools for collective evaluation. The Company’s collective ACL consists of a quantitative component and qualitative adjustments. To estimate the quantitative component of the collective ACL, the Company uses a risk rating migration model that calculates an expected life-of-loan loss percentage for each loan by generating probability of default (PD) and loss given default (LGD) metrics. These metrics are multiplied by the exposure at default (EAD), taking into consideration prepayments, to calculate the quantitative component of the collective ACL. These metrics consider a variety of factors such as the migration of loans from performing to loss by credit risk rating or delinquency categories using historical life-of-loan analysis periods for each loan portfolio pool, the Company’s own historical loss experience over the historical life-of-loan analysis periods, comparable peer data loss history over the historical life-of-loan analysis periods, as well as economic scenarios over a reasonable and supportable forecast period, after which the Company immediately reverts to historical loss experience for the remaining life of the loans. The collective ACL also includes qualitative adjustments to address risks that may not be adequately represented in the risk rating migration model.

We identified the assessment of the collective ACL as a critical audit matter. A high degree of audit effort, including specialized skills and knowledge, and subjective and complex auditor judgment was involved in the assessment of the collective ACL due to significant measurement uncertainty. Specifically, the assessment encompassed the evaluation of the (1) risk rating migration model used to estimate the PD and LGD metrics, (2) the key assumptions for the risk rating migration model, including credit risk ratings, the reasonable and supportable forecast period including the reversion method, the selection and weighting of multiple economic scenarios, and estimated prepayments, and (3) the qualitative adjustments, including the significant assumptions used in the measurement of the qualitative adjustments. The assessment also included an evaluation of the conceptual soundness and performance of the risk rating migration model. In addition, auditor judgment was required to evaluate the sufficiency of audit evidence obtained.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s measurement of the collective ACL estimate, including controls over the:
•development of the collective ACL methodology, including the selection of the risk rating migration model
•development of the risk rating migration model
•identification and determination of the key assumptions used to estimate the PD and LGD in the risk rating migration model
•development of the qualitative adjustments, including the significant assumptions used in the measurement of the qualitative adjustments
•analysis of the collective ACL results, trends, and ratios.
We evaluated the Company’s process to develop the collective ACL estimate by testing certain sources of data, factors, and assumptions that the Company used, and considered the relevance and reliability of such data, factors and assumptions. In addition, we involved credit risk professionals with specialized skills and knowledge, who assisted in:
•evaluating the Company’s collective ACL methodology for compliance with U.S. generally accepted accounting principles
•evaluating judgments made by the Company relative to the development of the risk rating migration model by comparing them to relevant Company-specific metrics and trends and the applicable industry and regulatory practices
•assessing the conceptual soundness and performance testing of the risk rating migration model by inspecting the model documentation to determine whether the model is suitable for its intended use
•evaluating the selection and weighting of the economic forecast scenarios by comparing them to the Company’s business environment and relevant industry practices
•evaluating the length of the reasonable and supportable forecast period and reversion method by comparing them to specific portfolio risk characteristics and trends
•evaluating judgments made by management in developing estimated prepayments by comparing to specific portfolio risk characteristics and trends
•testing individual credit risk ratings for a selection of commercial loans by evaluating the financial performance of the borrower, sources of repayment, and any relevant guarantees or underlying collateral

•evaluating the methodology used to develop the qualitative adjustments and the effect of those adjustments on the collective ACL compared with relevant credit risk factors and consistency with credit trends and the identified limitations of the underlying risk rating migration model.
We also assessed the sufficiency of the audit evidence obtained related to the collective ACL by evaluating the:
•cumulative results of the audit procedures
•qualitative aspects of the Company’s accounting practices
•potential bias in the accounting estimates.

/s/ KPMG LLP

We have not been able to determine the specific year that we began serving as the Company’s auditor; however, we are aware that we have served as the Company’s auditor since at least 1967.
Short Hills, New Jersey
March 1, 2022

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Northfield Bancorp, Inc.:
Opinion on Internal Control Over Financial Reporting
We have audited Northfield Bancorp, Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, the related consolidated statements of comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes (collectively, the consolidated financial statements), and our report dated March 1, 2022 expressed an unqualified opinion on those consolidated financial statements.
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
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate
/s/ KPMG LLP
Short Hills, New Jersey
March 1, 2022

NORTHFIELD BANCORP, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	At December 31,
	2021	2020
	(Dollars in thousands, except share data)
ASSETS:
Cash and due from banks	$18,191	$16,115
Interest-bearing deposits in other financial institutions	72,877	71,429
Total cash and cash equivalents	91,068	87,544
Trading securities	13,461	12,291
Debt securities available-for-sale, at estimated fair value (and no allowance for credit losses at December 31, 2021)	1,208,237	1,264,805
Debt securities held-to-maturity, at amortized cost	5,283	7,234
(estimated fair value of $5,475 at December 31, 2021, and $7,574 at December 31, 2020)
Equity securities	5,342	253
Loans held-for-sale	—	19,895
Loans held-for-investment, net	3,806,617	3,823,238
Allowance for credit losses	(38,973)	(37,607)
Net loans held-for-investment	3,767,644	3,785,631
Accrued interest receivable	14,572	14,690
Bank-owned life insurance	164,500	161,924
Federal Home Loan Bank ("FHLB") of New York stock, at cost	22,336	28,641
Operating lease right-of-use assets	33,943	36,741
Premises and equipment, net	25,937	28,188
Goodwill	41,012	41,320
Other assets	37,207	25,387
Total assets	$5,430,542	$5,514,544

LIABILITIES AND STOCKHOLDERS’ EQUITY:
LIABILITIES:
Deposits	$4,169,334	$4,076,551
Securities sold under agreements to repurchase	50,000	75,000
FHLB advances and other borrowings	371,755	516,789
Operating lease liabilities	39,851	42,734
Advance payments by borrowers for taxes and insurance	24,909	19,677
Accrued expenses and other liabilities	34,810	29,812
Total liabilities	4,690,659	4,760,563

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value; 25,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value; 150,000,000 shares authorized, 64,770,875 shares issued at December 31, 2021 and 2020, respectively, 49,266,733 and 52,209,897 shares outstanding at December 31, 2021 and 2020, respectively	648	648
Additional paid-in-capital	589,972	590,506
Unallocated common stock held by employee stock ownership plan	(17,058)	(18,529)
Retained earnings	381,361	338,093
Accumulated other comprehensive income	2,063	13,160
Treasury stock at cost; 15,504,142 and 12,560,978 shares at December 31, 2021 and 2020, respectively	(217,103)	(169,897)
Total stockholders’ equity	739,883	753,981
Total liabilities and stockholders’ equity	$5,430,542	$5,514,544

See accompanying notes to consolidated financial statements.

NORTHFIELD BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income

	Years ended December 31,
	2021	2020	2019
	(Dollars in thousands, except share and per share data)
Interest income:
Loans	$158,217	$146,570	$136,133
Mortgage-backed securities	10,640	16,572	19,710
Other securities	1,965	2,871	6,331
FHLB of New York dividends	1,279	1,825	1,618
Deposits in other financial institutions	197	307	1,351
Total interest income	172,298	168,145	165,143
Interest expense:
Deposits	6,207	25,230	41,328
Borrowings	10,442	13,107	12,030
Total interest expense	16,649	38,337	53,358
Net interest income	155,649	129,808	111,785
(Benefit)/provision for credit losses	(6,184)	12,742	22
Net interest income after (benefit)/provision for credit losses	161,833	117,066	111,763
Non-interest income:
Fees and service charges for customer services	5,394	3,967	4,881
Income on bank-owned life insurance	4,103	3,774	7,023
Gains on available-for-sale debt securities, net	1,495	327	514
Gains on trading securities, net	1,703	1,601	1,988
Gains on sale of loans	1,401	665	—
Other	357	1,138	402
Total non-interest income	14,453	11,472	14,808
Non-interest expense:
Compensation and employee benefits	43,677	41,437	39,571
Occupancy	13,956	15,152	13,676
Furniture and equipment	1,737	1,519	1,085
Data processing	6,784	8,123	5,679
Professional fees	3,596	4,141	3,545
Advertising	2,358	2,088	3,442
Federal Deposit Insurance Corporation (FDIC) insurance	1,365	885	563
Other	5,686	5,168	5,988
Total non-interest expense	79,159	78,513	73,549
Income before income tax expense	97,127	50,025	53,022
Income tax expense	26,473	13,037	12,787
Net income	$70,654	$36,988	$40,235
Net income per common share:
Basic	$1.46	$0.76	$0.86
Diluted	$1.45	$0.76	$0.85

Basic weighted average shares outstanding	48,416,495	48,721,504	46,783,442
Diluted weighted average shares outstanding	48,754,263	48,785,963	47,163,804

See accompanying notes to consolidated financial statements.

NORTHFIELD BANCORP, INC. AND SUBSIDIARIES Consolidated Statements of Comprehensive Income - (Continued)

	Years ended December 31,
	2021	2020	2019
	(Dollars in thousands)
Net income	$70,654	$36,988	$40,235
Other comprehensive (loss) income:
Unrealized (losses) gains on debt securities available-for-sale:
Net unrealized holding (losses) gains	(13,916)	12,077	19,666
Less: reclassification adjustment for net gains included in net income	(1,495)	(327)	(514)
Net unrealized (losses) gains	(15,411)	11,750	19,152
Post-retirement benefits adjustment	—	—	77
Other comprehensive (loss) income, before tax	(15,411)	11,750	19,229
Income tax benefit (expense) related to net unrealized holding (losses) gains on debt securities available-for-sale	3,895	(3,380)	(5,505)
Income tax expense related to reclassification adjustment for gains included in net income	419	91	144
Income tax expense related to post-retirement benefits adjustment	—	—	(22)
Other comprehensive (loss) income, net of tax	(11,097)	8,461	13,846
Comprehensive income	$59,557	$45,449	$54,081
See accompanying notes to consolidated financial statements.

NORTHFIELD BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders’ Equity

	For the years ended December 31, 2021, 2020 and 2019
	Common Stock			Unallocated Common Stock Held by the Employee Stock Ownership Plan		Accumulated Other Comprehensive Income (loss) Net of tax
	Shares Outstanding	Par Value	Additional Paid-in Capital		Retained Earnings		Treasury Stock	Total Stockholders' Equity
	(Dollars in thousands, except share and per share data)
Balance at December 31, 2018	49,635,673	$609	$546,219	$(20,992)	$302,544	$(9,147)	$(152,794)	$666,439
Net income					40,235			40,235
Other comprehensive income, net of tax						13,846		13,846
ESOP shares allocated or committed to be released			1,088	1,252				2,340
Stock compensation expense			3,236					3,236
Net forfeitures of restricted stock	(8,000)		118				(118)	—
Exercise of stock options, net	583,574		(2,175)				7,945	5,770
Cash dividends declared ($0.43 per common share)					(20,198)			(20,198)
Treasury stock (average cost of $15.26 per share)	(1,035,900)						(15,815)	(15,815)
Balance at December 31, 2019	49,175,347	609	548,486	(19,740)	322,581	4,699	(160,782)	695,853
Net income					36,988			36,988
Other comprehensive income, net of tax						8,461		8,461
ESOP shares allocated or committed to be released			569	1,211				1,780
Stock compensation expense			1,432					1,432
Net issuance of restricted stock	83,744		(1,145)				1,145	—
Net forfeitures of restricted stock	(3,573)		34				(34)	—
Exercise of stock options, net	13,000		(4)				179	175
Cash dividends declared ($0.44 per common share)					(21,476)			(21,476)
Issuance of stock for VSB Bancorp, Inc. acquisition	3,837,168	39	41,134					41,173
Treasury stock (average cost of $11.59 per share)	(895,789)						(10,405)	(10,405)
Balance at December 31, 2020	52,209,897	648	590,506	(18,529)	338,093	13,160	(169,897)	753,981
Cumulative adjustment for adoption of ASU 2016-13 (“CECL”)					(3,087)			(3,087)
Balance at January 1, 2021	52,209,897	648	590,506	(18,529)	335,006	13,160	(169,897)	750,894
Net income					70,654			70,654
Other comprehensive loss, net of tax						(11,097)		(11,097)
ESOP shares allocated or committed to be released			1,178	1,471				2,649
Stock compensation expense			994					994
Net issuance of restricted stock	147,315		(1,821)				1,821	—
Net forfeitures of restricted stock	(13,280)		178				(178)	—
Exercise of stock options, net	265,501		(1,063)				4,472	3,409
Cash dividends declared ($0.50 per common share)					(24,299)			(24,299)
Treasury stock (average cost of $15.91 per share)	(3,342,700)						(53,321)	(53,321)
Balance at December 31, 2021	49,266,733	648	589,972	(17,058)	381,361	2,063	(217,103)	739,883

See accompanying notes to consolidated financial statements.

NORTHFIELD BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	Years Ended December 31,
	2021	2020	2019
	(Dollars in thousands)
Cash flows from operating activities:
Net income	$70,654	$36,988	$40,235
Adjustments to reconcile net income to net cash provided by operating activities:
(Benefit)/provision for credit losses	(6,184)	12,742	22
ESOP and stock compensation expense	3,643	3,212	5,576
Depreciation	3,889	3,878	3,569
Amortization of premiums, and deferred loan costs, net of (accretion) of discounts, and deferred loan fees	2,587	4,073	4,344
Amortization of intangible assets	200	229	265
Amortization of mortgage servicing rights	4,395	4,586	5,069
Income on bank-owned life insurance	(4,103)	(3,774)	(7,023)
Net gain on sale of loans	(1,401)	(665)	—
Gains on available-for-sale debt securities, net	(1,495)	(327)	(514)
Gains on trading securities, net	(1,703)	(1,601)	(1,988)
Net sales (purchases) of trading securities	533	532	(266)
Decrease (increase) in accrued interest receivable	118	1,334	(1,650)
(Increase) decrease in other assets	(14,531)	1,294	2,679
Deferred taxes	3,159	(3,058)	(177)
Increase (decrease) in accrued expenses and other liabilities	4,998	(4,229)	1,011
Net cash provided by operating activities	64,759	55,214	51,152
Cash flows from investing activities:
Net increase in loans receivable	(105,455)	(276,616)	(147,507)
Purchase of loans	—	—	(44,918)
Proceeds from sale of loans	151,559	48,165	—
Purchase of FHLB of New York stock	(220)	(10,497)	(38,546)
Redemption of FHLB of New York stock	6,525	21,735	21,488
Purchases of debt securities available-for-sale	(746,967)	(572,342)	(635,898)
Purchases of equity securities	(5,089)	(27)	(2,061)
Principal payments and maturities on debt securities available-for-sale	454,414	556,920	243,374
Principal payments and maturities on debt securities held-to-maturity	1,879	1,462	709
Proceeds from sale of debt securities available-for-sale	328,966	23,628	79,255
Proceeds from sale of equity securities	—	3,115	—
Proceeds from bank-owned life insurance	1,021	2,716	5,002
Purchases and improvements of premises and equipment	(1,638)	(3,059)	(3,623)
Net cash acquired in business combinations	—	72,875	—
Net cash provided by (used in) investing activities	84,995	(131,925)	(522,725)
Cash flows from financing activities:
Net increase in deposits	92,783	313,726	121,721
Dividends paid	(24,299)	(21,476)	(20,198)
Exercise of stock options	3,409	175	5,770
Purchase of treasury stock	(53,321)	(10,405)	(15,815)
Increase (decrease) in advance payments by borrowers for taxes and insurance	5,232	(368)	2,038
Repayments under capital lease obligations	—	—	(44)
Proceeds from securities sold under agreements to repurchase and other borrowings	—	370,785	1,206,659
Repayments related to securities sold under agreements to repurchase and other borrowings	(170,034)	(636,000)	(758,502)
Net cash (used in) provided by financing activities	(146,230)	16,437	541,629
Net increase (decrease) in cash and cash equivalents	3,524	(60,274)	70,056
Cash and cash equivalents at beginning of year	87,544	147,818	77,762
Cash and cash equivalents at end of year	$91,068	$87,544	$147,818

See accompanying notes to consolidated financial statements.

NORTHFIELD BANCORP, INC.  AND SUBSIDIARIES
Consolidated Statements of Cash Flows - (Continued)

	Years Ended December 31,
	2021	2020	2019
	(Dollars in thousands)
Supplemental cash flow information:
Cash paid during the year for:
Interest	$17,451	$39,584	$51,634
Income taxes	28,476	15,169	11,092
Non-cash transactions:
Loans charged-off (recovered), net	2,803	3,842	(1,189)
Initial recognition of operating lease right-of-use assets	—	—	43,560
Initial recognition of operating lease liabilities	—	—	47,328
Transfers of loans held-for-investment to loans held-for-sale, at fair value	131,883	67,395	—
Transfers of loans held-for-sale at fair value to loans held-for-investment	1,612	—	—
Transfers of loans held-for-investment to loans to other real estate owned	100	—	—
Right-of-use assets obtained in exchange for new lease liabilities	1,596	3,568	1,013
Acquisition:
Non-cash assets acquired, at fair value:
Securities available-for-sale	—	126,931	—
Loans	—	180,431	—
Accrued interest receivable	—	1,415	—
Bank-owned life insurance	—	5,714	—
Premises and equipment	—	7,789	—
Goodwill and other intangible assets	—	2,909	—
Other assets	—	4,702	—
Total non-cash assets acquired	—	329,891	—
Non-cash liabilities assumed, at fair value:
Deposits	—	354,592	—
Other liabilities	—	7,001	—
Total non-cash liabilities assumed	—	361,593	—
Net non-cash liabilities assumed	—	(31,702)	—
Net cash and cash equivalents acquired	—	72,875	—
Common stock issued in acquisition	$—	$41,173	$—

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

In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheets and revenues and expenses during the reporting periods. Actual results may differ significantly from those estimates and assumptions. A material estimate that is particularly susceptible to significant change in the near term is the allowance for credit losses. In connection with the determination of this allowance, management generally obtains independent appraisals for significant properties. In addition, judgments related to the amount and timing of expected cash flows from purchased credit-deteriorated (“PCD”, or, previously, purchased credit-impaired “PCI”) loans, goodwill, securities valuation and impairment, and deferred income taxes, involve a higher degree of complexity and subjectivity and require estimates and assumptions about uncertain matters. Actual results may differ from the estimates and assumptions.

Certain prior year amounts have been reclassified to conform to the current year presentation.

(b)    Adoption of New Accounting Standards

ASU No. 2016-03. In June 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-13, “Financial Instruments - Credit Losses (Topic 326): “Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”). This guidance was subsequently amended by ASU No. 2019-04, “Codification Improvements to Topic 326, Financial Instruments-Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments”; ASU No. 2019-05, “Financial Instruments-Credit Losses (Topic 326): Targeted Transition Relief”; and ASU No. 2019-11, “Codification Improvements to Topic 326, Financial Instruments-Credit Losses”. ASU No. 2016-13 and its subsequent updates are collectively known as “CECL”. CECL replaces the current incurred loss impairment model that recognizes losses when a probable threshold is met with a requirement to recognize lifetime expected credit losses immediately when a financial asset is originated or purchased. For available-for-sale debt securities where fair value is less than cost, credit-related impairment would be recognized in an allowance for credit losses and adjusted in each subsequent period for changes in credit risk. CECL also expands the disclosure requirements regarding an entity’s assumptions, models, and methods for estimating the allowance for credit losses.

ASU 2016-13 and its related amendments were initially effective for financial statements for fiscal years and interim periods beginning after December 15, 2019. The Company elected to defer the adoption of the CECL methodology permitted by the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act, signed into law on March 27, 2020, which provided financial institutions with the option to defer adoption of ASU 2016-13 until the earlier of the end of the pandemic or December 31, 2020. This relief was further extended by the Consolidations Appropriations Act enacted on December 27, 2020, to the earlier of the first day of an entity's fiscal year after the date the national emergency terminates or January 1, 2022. The Company adopted ASU 2016-13 and its related amendments on January 1, 2021, using a modified retrospective approach.

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

For securities available for sale, ASU 2016-13 eliminates the concept of other than temporary impairment and instead requires entities to determine if impairment is related to credit loss or non-credit loss. In making the assessment of whether a loss is from credit or other factors, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency and adverse conditions related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows is less than the amortized cost basis, a credit loss exists and an allowance is created, limited by the amount that the fair value is less than the amortized cost basis. Subsequent activity related to the credit loss component in the form of write-offs or recoveries is recognized as part of the allowance for credit losses on securities available for sale.

Management measures expected credit losses on held-to-maturity debt securities on a collective basis by major security type. All of the held-to-maturity securities in the Company's portfolio are issued by U.S. government agencies and are either explicitly or implicitly guaranteed by the U.S government and therefore the expectation of nonpayment is zero. Therefore the Company is not required to estimate an allowance for credit losses related to these securities.

NORTHFIELD BANCORP, INC.  AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Prior to the adoption of ASU 2016-13, our evaluation of other-than-temporary impairment considered our assessments of the reason for the decline in value, the duration and severity of the impairment, our intent and ability to hold the securities (as well as the likelihood of a near-term recovery), and our intent to sell the securities and whether it was more likely than not that we would be required to sell the securities before the recovery of their amortized cost basis. If a determination was made that a debt security was other-than-temporarily impaired, the Company would estimate the amount of the unrealized loss that was attributable to credit and all other non-credit related factors.  If we intended to hold securities in an unrealized loss position until the loss was recovered, which may be at maturity, the credit related component was recognized as an other-than-temporary impairment charge in non-interest income.  The non-credit related component was recorded as an adjustment to accumulated other comprehensive income (loss), net of tax.

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

The Company has made the accounting policy election to exclude accrued interest receivable on securities from the estimate of credit losses. Accrued interest receivable totaled $2.5 million at December 31, 2021 and is reported in accrued interest receivable on the consolidated balance sheet.

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

(f)    Loans and Allowance for Credit Losses

The accounting and reporting for PCD loans and loans classified as held-for-sale differs substantially from those loans classified by the Company as held-for-investment. For purposes of reporting, discussion and analysis, management has classified its loan portfolio into three categories: (1) loans originated by the Company and held-for-sale, which are carried at the lower of aggregate cost or estimated fair value, less costs to sell, and therefore have no associated allowance for loan losses, (2) PCD loans, which are held-for-investment, and initially valued at estimated fair value on the date of acquisition, with no initial related allowance for credit losses, and (3) Loans held-for-investment, which include originated loans carried at amortized cost, and acquired loans, with no evidence of credit deterioration, initially valued at fair value on the date of acquisition, less net charge-offs and the allowance for credit losses.

Net loans held-for-investment are stated at unpaid principal balance, adjusted by unamortized premiums and unearned discounts, deferred origination fees and certain direct origination costs, and the allowance for credit losses. Interest income on loans is accrued and credited to income as earned. Net loan origination fees/costs are deferred and accreted/amortized to interest income over the loan’s contractual life using the level-yield method, adjusted for actual prepayments. Generally, loans held-for-sale are designated at time of origination and generally consist of newly originated fixed rate residential loans and are recorded at the lower of aggregate cost or estimated fair value in the aggregate. During 2021 and 2020, the Company transferred from held-for-investment to held-for-sale certain performing and nonperforming loans. Transfers of loans from held-for-investment to held-for-sale are infrequent and occur at fair value less costs to sell, with any charge-off to allowance for credit losses. Gains are recognized on a settlement-date basis and are determined by the difference between the net sales proceeds and the carrying value of the loans, including any net deferred fees or costs.

Net loans held-for-investment are deemed impaired when it is probable, based on current information, that the Company will not collect all amounts due in accordance with the contractual terms of the loan agreement. The Company has defined the population of impaired loans to be all non-accrual loans held-for-investment with an outstanding balance of $500,000 or greater and all loans restructured in troubled debt restructurings (“TDRs”). Loan held-for-investment are individually assessed to determine that the loan’s carrying value is not in excess of the expected future cash flows, discounted at the loan's original effective interest rate, or the fair value of the underlying collateral (less estimated costs to sell) if the loan is collateral dependent. Impairments, if any, are recognized through a charge to the allowance for credit losses on loans for the amount that the loan’s carrying value exceeds the discounted cash flow analysis or estimated fair value of collateral (less estimated costs to sell) if the loan is collateral dependent.  Such amounts are charged-off when considered appropriate.

NORTHFIELD BANCORP, INC.  AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Allowance for Credit Losses on Loans

As noted previously, the Company adopted ASU 2016-13 on January 1, 2021, and thus 2021 follows the current expected credit losses methodology. Prior periods have been reported in accordance with previously applicable GAAP, which followed the incurred credit losses methodology.

Under ASU 2016-13 the Company determines the allowance for credit losses on loans based upon a consideration of its historical portfolio loss experience, current borrower-specific risk characteristics, current conditions, forecasts of future economic conditions, reversion period, prepayments, and qualitative adjustments. The allowance is measured on a collective (loan segment) basis when similar risk characteristics exist. Loans that do not share common risk characteristics are evaluated on an individual basis and are excluded from the collective evaluation. Accrued interest on loans is excluded from the calculation of the allowance for credit losses due to the Company's non-accrual policy which results in the reversal of uncollectible accrued interest on non-accrual loans against interest income in a timely manner. Accrued interest receivable on loans held-for-investment totaled $9.4 million at December 31, 2021, and is reported in accrued interest receivable on the consolidated balance sheet.

Allowance for Collectively Evaluated Loans Held-for-Investment. In estimating the quantitative component of the allowance on a collective basis, the Company uses a risk rating migration model which calculates an expected life of loan loss percentage for each loan by generating probability of default and loss given default metrics. These metrics are multiplied by the exposure at default, taking into consideration prepayments, to calculate the quantitative component of the allowance. The metrics are based on the migration of loans from performing to loss by credit risk rating or delinquency categories using historical life-of-loan analysis periods for each loan portfolio pool, and the severity of loss, based on the aggregate net lifetime losses incurred using the Company's own historical loss experience and comparable peer data loss history. The model's expected losses based on loss history are adjusted for qualitative adjustments to address risks that may not be adequately represented in the risk rating migration model. Among other things, these adjustments include and account for differences in: (i) changes in lending policies and procedures; (ii) changes in local, regional, national, and international economic and business conditions and developments that affect the collectability of our portfolio, including the condition of various market segments; (iii) changes in the experience, ability and depth of lending management and other relevant staff; (iv) changes in the quality of our loan review system; (v) the existence and effect of any concentrations of credit, and changes in the level of such concentrations; and (vi) the effect of other external factors such as competition and legal and regulatory requirements on the level of estimated credit losses in our existing portfolio.

The Company utilizes a two-year reasonable and supportable forecast period after which estimated losses revert to historical loss experience immediately for the remaining life of the loan. In establishing its estimate of expected credit losses, the Company utilizes five externally-sourced forward-looking economic scenarios developed by Moody's Analytics (“Moody's”). Management utilizes five different Moody's scenarios so as to incorporate uncertainties related to the economic environment arising from the COVID-19 pandemic. These scenarios, which range from more benign to more severe economic outlooks, include a ‘most likely outcome’ (the “Baseline” scenario) and four less likely scenarios referred to as the “Upside” and “Downside” scenarios. Each scenario is assigned a weighting with a majority of the weighting placed on the Baseline scenario and lower weights placed on both the Upside and Downside scenarios. The weighting assigned by management is based on the economic outlook and available information at the reporting date. The model projects economic variables under each scenario based on detailed statistical analyses. The Company has identified and selected key variables that most closely correlated to its historical credit performance, which include: Gross domestic product, unemployment, and three collateral indices: the Commercial Property Price Index, the Commercial Property Price Apartment Index and the Case-Shiller Home Price Index.

NORTHFIELD BANCORP, INC.  AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Allowance for Individually Evaluated Loans. The Company measures specific reserves for individual loans that do not share common risk characteristics with other loans, consisting of all TDRs and non-accrual loans with an outstanding balance of $500,000 or greater. Loans individually evaluated for impairment are assessed to determine that the loan’s carrying value is not in excess of the estimated fair value of the collateral less cost to sell, if the loan is collateral-dependent, or the present value of the expected future cash flows, if the loan is not collateral-dependent. Management performs an evaluation of each impaired loan and generally obtains updated appraisals as part of the evaluation. In addition, management adjusts estimated fair values down to appropriately consider recent market conditions, our willingness to accept a lower sales price to effect a quick sale, and costs to dispose of any supporting collateral. Determining the estimated fair value of underlying collateral (and related costs to sell) can be difficult in illiquid real estate markets and is subject to significant assumptions and estimates. Management employs an independent third-party management firm that specializes in appraisal preparation and review to ascertain the reasonableness of updated appraisals. Projecting the expected cash flows under troubled debt restructurings which are not collateral-dependent is inherently subjective and requires, among other things, an evaluation of the borrower’s current and projected financial condition. Individually impaired loans that have no impairment losses are not considered for collective allowances described above.

The Company elected to exclude accrued interest on loans from the amortized cost of loans held for investment. The accrued interest is reported in accrued interest receivable on the consolidated balance sheet and totaled $9.4 million at December 31, 2021.
PCD/PCI Loans
The Company adopted CECL using the prospective transition approach for PCD loans that were previously classified as PCI loans and accounted for under Accounting Standards Codification (“ASC”) Subtopic 310-30, “Loans and Debt Securities Acquired with Deteriorated Credit Quality,”. In accordance with the standard, management did not reassess whether PCI loans met the criteria of PCD loans as of the date of adoption. On January 1, 2021, the amortized cost basis of the PCD assets was adjusted to reflect the addition of the $6.8 million of the allowance for credit losses. The remaining noncredit discount (based on the adjusted amortized cost basis)will be accreted into interest income at the effective interest rate as of January 1, 2021.

Upon adoption of CECL, the Company elected to maintain pools of loans that were previously accounted for under ASC Subtopic 310-30 and will continue to account for these pools as a unit of account. Loans are only removed from existing pools if they are written off, paid off, or sold. Upon adoption of CECL, the allowance for credit losses was determined for each pool and added to the pool's carrying amount to establish a new amortized cost basis. The difference between the unpaid principal balance of the pool and the new amortized cost basis is the noncredit premium or discount which will be amortized into interest income over the remaining life of the pool. Changes to the allowance for credit losses after adoption are recorded through provision expense.

The Company also maintains a reserve for estimated losses on off-balance sheet credit risks related to loan commitments and stand-by letters of credit. The reserve for off-balance sheet exposures is determined using the CECL reserve factor in the related funded loan segment, adjusted for an average historical funding rate. The allowance for credit losses for off-balance sheet credit exposures is recorded in other liabilities on the consolidated balance sheets and the corresponding provision is included in other non-interest expense.

While management uses available information to estimate credit losses on loans, future additions may be necessary based on changes in conditions, including changes in economic conditions and forecasts, particularly in Richmond and Kings counties in New York, and Hunterdon, Mercer, Union and Middlesex counties in New Jersey and to a lesser extent eastern Pennsylvania. Accordingly, as with most financial institutions in the market area, the ultimate collectability of a substantial portion of the Company’s loan portfolio is susceptible to changes in conditions in the Company’s marketplace. In addition, future changes in laws and regulations could make it more difficult for the Company to collect all contractual amounts due on its loans and mortgage-backed securities.

In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses. Such agencies may require the Company to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.

NORTHFIELD BANCORP, INC.  AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
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

The CARES Act includes provisions that provide temporary relief from TDR accounting for certain types of modifications. Under these provisions, modifications deemed to be Coronavirus (“COVID-19”) related would not be considered a TDR if the loan was not more than 30 days past due as of December 31, 2019 and the deferral was executed between March 1, 2020 and the earlier of 60 days after the date of termination of the COVID-19 national emergency or December 31, 2020. The termination of these provisions was extended, to the earlier of 60 days after the COVID-19 national emergency date or January 1, 2022, with the Consolidated Appropriations Act of 2021. The banking regulators issued similar guidance, which also clarified that a COVID-19-related modification should not be considered a TDR if the borrower was current on payments at the time the underlying loan modification program was implemented and if the modification is considered to be short-term. The provisions include short-term (e.g., up to six months) modifications such as payment deferrals, fee waivers, extensions of repayment terms, or delays in payment that are insignificant. The Company implemented a short-term loan modification program in late March 2020 to provide temporary payment relief to borrowers impacted by COVID-19. The program allows for a deferral of payments typically for 90 days, which may be extended for an additional 90 days, for a maximum of 180 days on a cumulative basis. Additionally, loans with deferrals granted due to COVID-19 are not generally reported as past due or non-accrual.
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

(g)        Federal Home Loan Bank (“FHLB”) Stock

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

On at least a quarterly basis, we perform our other-than-temporary impairment analysis of FHLB stock, we evaluate, among other things, (i) its earnings performance, including the significance of any decline in net assets of the FHLB as compared to the regulatory capital amount of the FHLB, (ii) the commitment by the FHLB to continue dividend payments, and (iii) the liquidity position of the FHLB. We did not consider our investment in FHLB stock to be other-than-temporarily impaired at December 31, 2021 and 2020.

NORTHFIELD BANCORP, INC.  AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(h)    Operating Leases
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

(i)    Premises and Equipment, Net

Premises and equipment, including leasehold improvements, are carried at cost, less accumulated depreciation and amortization. Depreciation and amortization of premises and equipment, including capital leases, are computed on a straight-line basis over the estim1ted useful lives of the related assets.  The estimated useful lives of significant classes of assets are generally as follows: buildings - forty years; furniture and equipment - five to seven years; and purchased computer software - three years. Leasehold improvements are amortized over the shorter of the term of the related lease or the estimated useful lives of the improvements. Major improvements are capitalized, while repairs and maintenance costs are charged to operations as incurred. Upon retirement or sale, any gain or loss is credited or charged to operations.

(j)    Bank-Owned Life Insurance

The Company has purchased bank-owned life insurance contracts to help fund its obligations for certain employee benefit costs. The Company’s investment in such insurance contracts has been reported in the consolidated balance sheets at their cash surrender values. Changes in cash surrender values and death benefit proceeds received in excess of the related cash surrender values are recorded as non-interest income.

(k)    Goodwill

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

Goodwill is allocated to Northfield’s reporting unit at the date goodwill is actually recorded. As of December 31, 2021, the carrying value of goodwill totaled $41.0 million. The Company qualitatively assessed the current economic environment, including the estimated impact of the COVID-19 pandemic on macroeconomic variables and economic forecasts, and on the Company's stock price which has experienced a decline in value, and how these might impact the fair value of its reporting unit. After consideration of the results of the annual 2021 impairment test and the results for the year ended December 31, 2021, the Company determined that it was more-likely-than-not that the fair value of its reporting unit was above its book value as of December 31, 2021, which did not indicate impairment for our reporting unit, nor was our reporting unit at risk. The Company will test goodwill for impairment between annual test dates if an event occurs or circumstances change that would indicate the fair value of the reporting unit is below its carrying amount. No events have occurred and no circumstances have changed since the annual impairment test date that would indicate the fair value of the reporting unit is below its carrying amount.

NORTHFIELD BANCORP, INC.  AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(l)    Income Taxes

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

(m)    Impairment of Long-Lived Assets

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

(n)    Securities Sold Under Agreements to Repurchase and Other Borrowings

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

(o)    Comprehensive Income (Loss)

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

(p)   Benefits

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

(q)    Segment Reporting

As a community-focused financial institution, substantially all of the Company’s operations involve the delivery of loan and deposit products to customers. Management makes operating decisions and assesses performance based on an ongoing review of these community banking operations, which constitute the Company’s only operating segment for financial reporting purposes.

(r)    Net Income per Common Share

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
At December 31, 2021, 2020, and 2019, there were 337,768, 64,459, and 380,362 dilutive shares outstanding, respectively.

(s)    Other Real Estate Owned

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

NORTHFIELD BANCORP, INC.  AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(t)    Advertising Costs

Advertising costs are expensed in the period they are incurred.

(u)    Derivatives

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

Direct costs related to the acquisition were expensed as incurred. During the year ended December 31, 2020, the Company incurred $4.3 million, respectively, of merger-related expenses, pre-tax, which are included in non-interest expense in the Company's consolidated statement of income.

    The following table summarizes the estimated fair values of the assets acquired and the liabilities assumed at the date of acquisition for Victory (in thousands):

At July 1, 2020
Fair Value
Total Purchase Price	$41,173
Assets acquired:
Cash and cash equivalents	$72,875
Debt securities available-for-sale	126,931
Loans	180,431
Accrued interest receivable	1,415
Bank-owned life insurance	5,714
Premises and equipment	7,789
Other assets	5,010
Total assets acquired	400,165
Liabilities assumed:
Deposits	354,592
Other liabilities	7,001
Total liabilities assumed	361,593
Net assets acquired	$38,572
Goodwill recorded in the merger	$2,601

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

The general credit fair value adjustment was calculated using a two-part general credit fair value analysis: 1) expected credit losses; and 2) estimated fair value adjustment for qualitative adjustments. The expected credit losses were calculated using an average of historical losses of the acquired bank and industry bench mark loss rates observed for loans with similar underlying characteristics. The adjustment related to qualitative adjustments was impacted by general economic conditions and the risk related to lack of familiarity with the originator's underwriting process.

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

NORTHFIELD BANCORP, INC.  AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(3)    Debt Securities Available-for-Sale

The following is a comparative summary of mortgage-backed securities and other debt securities available-for-sale at December 31, 2021 and 2020 (in thousands):

	December 31, 2021
		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
	cost	gains	losses	value
U.S. Government agency securities	$2,344	$—	$(54)	$2,290
Mortgage-backed securities:
Pass-through certificates:
Government sponsored enterprises ("GSEs")	579,035	5,233	(2,862)	581,406
Real estate mortgage investment conduits ("REMICs"):
GSE	390,755	2,398	(1,443)	391,710
	969,790	7,631	(4,305)	973,116
Other debt securities:
Municipal bonds	71	1	—	72
Corporate bonds	233,311	192	(744)	232,759
	233,382	193	(744)	232,831
Total debt securities available-for-sale	$1,205,516	$7,824	$(5,103)	$1,208,237

	December 31, 2020
		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
	cost	gains	losses	value
U.S. Government agency securities	$3,168	$—	$(10)	$3,158
Mortgage-backed securities:
Pass-through certificates:
GSE	270,867	10,720	(244)	281,343
REMICs:
GSE	884,414	7,027	(476)	890,965
Non-GSE	4	—	—	4
	1,155,285	17,747	(720)	1,172,312
Other debt securities:
Municipal bonds	122	1	—	123
Corporate bonds	87,319	1,099	—	88,418
Asset-backed securities	779	15	—	794
	88,220	1,115	—	89,335
Total debt securities available-for-sale	$1,246,673	$18,862	$(730)	$1,264,805

The following is a summary of the expected maturity distribution of debt securities available-for-sale other than mortgage-backed securities at December 31, 2021 (in thousands):

Available-for-sale	Amortized cost	Estimated fair value
Due in one year or less	$57,299	$57,295
Due after one year through five years	161,074	160,835
Due after five years through ten years	17,353	16,991
	$235,726	$235,121

NORTHFIELD BANCORP, INC.  AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Contractual maturities for mortgage-backed securities are not included above, as expected maturities on mortgage-backed securities may differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without penalties.

Certain securities available-for-sale are pledged or encumbered to secure borrowings under Pledge Agreements and Repurchase Agreements and for other purposes required by law. At December 31, 2021, and December 31, 2020, the fair value of debt securities available-for-sale that were pledged to secure borrowings and deposits was $522.1 million and $542.1 million, respectively. See Note 10 - “Borrowings” for further discussion regarding securities pledged or encumbered for borrowings.

For the year ended December 31, 2021, the Company had gross proceeds of $329.0 million on sales of securities available-for-sale with gross realized gains of $1.5 million and no gross realized losses. For the year ended December 31, 2020, the Company had gross proceeds of $23.6 million on sales of securities available-for-sale with gross realized gains of $350,000 and gross realized losses of $23,000. For the year ended December 31, 2019, the Company had gross proceeds of $79.3 million on sales of securities available-for-sale with gross realized gains of $514,000 and no gross realized losses. The Company recognized net gains of $1.7 million, $1.6 million, and $2.0 million on its trading securities portfolio during the years ended December 31, 2021 and December 31, 2020, and December 31, 2019 respectively. The Company routinely sells securities when market pricing presents, in management’s assessment, an economic benefit that outweighs holding such security, and when smaller balance securities become cost prohibitive to carry.

Gross unrealized losses on mortgage-backed securities and other debt securities available-for-sale, and the estimated fair value of the related securities, aggregated by security category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2021 and 2020, were as follows (in thousands):

	December 31, 2021
	Less than 12 months		12 months or more		Total
	Unrealized	Estimated	Unrealized	Estimated	Unrealized	Estimated
	losses	fair value	losses	fair value	losses	fair value
U.S. Government agency securities	$—	$—	$(54)	$2,290	$(54)	$2,290
Mortgage-backed securities:
Pass-through certificates:
GSE	(2,543)	417,291	(318)	14,625	(2,861)	431,916
REMICs:
GSE	(1,350)	125,725	(94)	4,413	(1,444)	130,138
Other debt securities:
Corporate bonds	(744)	146,853	—	—	(744)	146,853
Total	$(4,637)	$689,869	$(466)	$21,328	$(5,103)	$711,197

	December 31, 2020
	Less than 12 months		12 months or more		Total
	Unrealized	Estimated	Unrealized	Estimated	Unrealized	Estimated
	losses	fair value	losses	fair value	losses	fair value
U.S. Government agency securities	$(10)	$3,158	$—	$—	$(10)	$3,158
Mortgage-backed securities:
Pass-through certificates:
GSE	(233)	28,419	(11)	459	(244)	28,878
REMICs:
GSE	(476)	210,569	—	—	(476)	210,569
Total	$(719)	$242,146	$(11)	$459	$(730)	$242,605

NORTHFIELD BANCORP, INC.  AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
The Company held 15 pass-through mortgage-backed securities issued or guaranteed by GSEs, 20 REMIC mortgage-backed securities issued or guaranteed by GSEs, and one U.S. Government agency security that were in a continuous unrealized loss position of twelve months or greater at December 31, 2021. There were 27 pass-through mortgage-backed securities issued or guaranteed by GSEs, 28 REMIC mortgage-backed securities issued or guaranteed by GSEs, and 21 corporate bonds that were in an unrealized loss position of less than twelve months at December 31, 2021. All securities referred to above were rated investment grade at December 31, 2021.

Available-for-sale debt securities in unrealized loss positions are evaluated for impairment related to credit losses on a quarterly basis. In performing an assessment of whether any decline in fair value is due to a credit loss, the Company considers the extent to which the fair value is less than the amortized cost, changes in credit ratings, any adverse economic conditions, as well as all relevant information at the individual security level such as credit deterioration of the issuer or collateral underlying the security. In assessing the impairment, the Company compares the present value of cash flows expected to be collected with the amortized cost basis of the security. If it is determined that the decline in fair value was due to credit losses, an allowance for credit losses is recorded, limited to the amount the fair value is less than amortized cost basis. The Company did not recognize any allowance for credit losses on its available-for-sale debt securities during the year ended December 31, 2021.

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

The Company has made the accounting policy election to exclude accrued interest receivable on available-for-sale securities from the estimate of credit losses. Accrued interest receivable associated with debt securities available-for-sale totaling $2.5 million at December 31, 2021 was reported in accrued interest receivable on the consolidated balance sheet.

(4)    Debt Securities Held-to-Maturity

The following is a summary of mortgage-backed securities held-to-maturity at December 31, 2021 and 2020 (in thousands):

	December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Mortgage-backed securities:
Pass-through certificates:
GSEs	$5,283	$192	$—	$5,475
Total securities held-to-maturity	$5,283	$192	$—	$5,475

	December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Mortgage-backed securities:
Pass-through certificates:
GSEs	$7,234	$340	$—	$7,574
Total securities held-to-maturity	$7,234	$340	$—	$7,574

Contractual maturities for mortgage-backed securities are not presented, as expected maturities on mortgage-backed securities may differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without penalties. There were no sales of held-to-maturity securities for the years ended December 31, 2021, 2020 and 2019. At December 31, 2021, and December 31, 2020, debt securities held-to-maturity with a carrying value of $2.1 million and $5.9 million, respectively, were pledged to secure repurchase agreements and deposits. See Note 10 - “Borrowings” for further discussion regarding securities pledged or encumbered for borrowings.
At December 31, 2021 and 2020, there were no debt securities held-to-maturity in an unrealized loss position.

NORTHFIELD BANCORP, INC.  AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

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

The Company has made the accounting policy election to exclude accrued interest receivable on held-to-maturity securities from the estimate of credit losses. Accrued interest receivable associated with held-to-maturity securities totaling $16,000 at December 31, 2021 was reported in accrued interest receivable on the consolidated balance sheet.
(5)    Equity Securities

At December 31, 2021 and December 31, 2020, equity securities totaled $5.3 million and $253,000, respectively. Equity securities consist of money market mutual funds, recorded at fair value of $328,000 and $253,000, at December 31, 2021 and December 31, 2020, respectively, and in addition, an investment in a private Small Business Administration (“SBA”) Loan Fund (the "SBA Loan Fund") recorded at net asset value of $5.0 million and $0 at December 31, 2021 and December 31, 2020, respectively. As the SBA Loan Fund operates as a private fund, its shares are not publicly traded and therefore have no readily determinable market value. The SBA Loan Fund was recorded at net asset value as a practical expedient for reporting fair value.

(6)    Loans

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

The following table summarizes the Company's loans held-for-investment, net, (in thousands):

	December 31,
	2021	2020
Real estate loans:
Multifamily	$2,518,065	$2,509,310
Commercial mortgage	808,597	716,973
One-to-four family residential mortgage	183,665	210,817
Home equity and lines of credit	109,956	91,126
Construction and land	27,495	74,318
Total real estate loans	3,647,778	3,602,544
Commercial and industrial loans (1)	141,005	194,352
Other loans	2,015	3,029
Total commercial and industrial and other loans	143,020	197,381
Deferred origination loan fees, net (2)	—	4,795
Loans held-for-investment, net (excluding PCD/PCI)	3,790,798	3,804,720
PCD/PCI Loans	15,819	18,518
Total loans held-for-investment, net	3,806,617	3,823,238
Allowance for credit losses	(38,973)	(37,607)
Net loans held-for-investment	$3,767,644	$3,785,631

(1) Included in commercial and industrial loans at December 31, 2021 and 2020 are PPP loans totaling $40.5 million and $126.5 million, respectively.
(2) Under CECL, origination deferred fees, deferred fees on acquired loans, and purchase accounting adjustments in connection with loans acquired are included in loans by respective portfolio.

The Company had no loans held-for-sale at December 31, 2021. At December 31, 2020, loans held-for-sale totaled $19.9 million.

NORTHFIELD BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

In addition to originating loans, the Company may acquire loans through portfolio purchases or acquisitions of other companies. Purchased loans that have evidence of more than insignificant credit deterioration since origination are deemed PCD loans. In accordance with ASU 2016-13, with its adoption of the CECL standard, the Company did not reassess whether previously recognized PCI loans accounted for under prior accounting guidance met the criteria of a PCD loan as of the date of adoption. All loans considered to be PCI prior to the adoption of CECL were converted to PCD upon adoption. For PCD loans, each loan pool is accounted for as a single asset with a single composite interest rate and an aggregate expectation of cash flows. PCD loans totaled $15.8 million at December 31, 2021, as compared to $18.5 million at December 31, 2020. The majority of the PCD loan balance was attributable to those loans acquired as part of a FDIC-assisted transaction. At December 31, 2021, PCD loans consisted of approximately 16% one-to-four family residential loans, 25% commercial real estate loans, and 48% commercial and industrial loans, with the remaining balance in construction and land and home equity loans. At December 31, 2020, PCD loans consisted of approximately 22% one-to-four family residential loans, 23% commercial real estate loans, and 40% commercial and industrial loans, with the remaining balance in construction and land and home equity loans.

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

NORTHFIELD BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

The following table presents the Company’s loans held-for-investment, excluding PCD loans, by loan class, credit risk ratings and year of origination, at December 31, 2021 (in thousands):

	December 31, 2021
	2021	2020	2019	2018	2017	Prior	Revolving Loans	Total
Real Estate:
Multifamily
Pass	$723,029	$525,078	$322,067	$238,692	$231,647	$461,834	$184	$2,502,531
Special mention	—	—	—	—	—	425	—	425
Substandard	—	—	1,724	5,401	—	7,984	—	15,109
Total multifamily	723,029	525,078	323,791	244,093	231,647	470,243	184	2,518,065
Commercial
Pass	153,803	72,718	97,228	99,165	65,750	274,195	2,589	765,448
Special mention	—	—	505	—	1,095	8,559	—	10,159
Substandard	10,881	—	7,866	—	2,854	11,389	—	32,990
Total commercial	164,684	72,718	105,599	99,165	69,699	294,143	2,589	808,597
One-to-four family residential
Pass	12,095	9,040	11,244	13,299	10,232	120,693	1,004	177,607
Special mention	—	—	467	—	—	2,336	—	2,803
Substandard	—	—	517	—	—	2,738	—	3,255
Total one-to-four family residential	12,095	9,040	12,228	13,299	10,232	125,767	1,004	183,665
Home equity and lines of credit
Pass	18,449	12,244	7,347	6,031	2,592	11,162	51,494	109,319
Special mention	—	—	—	—	—	103	—	103
Substandard	—	—	96	50	—	388	—	534
Total home equity and lines of credit	18,449	12,244	7,443	6,081	2,592	11,653	51,494	109,956
Construction and land
Pass	9,883	5,755	2,039	4,062	1,809	3,467	480	27,495
Total construction and land	9,883	5,755	2,039	4,062	1,809	3,467	480	27,495
Total real estate loans	928,140	624,835	451,100	366,700	315,979	905,273	55,751	3,647,778
Commercial and industrial
Pass	45,426	10,087	4,378	2,316	640	9,298	61,728	133,873
Special mention	—	—	166	—	132	224	50	572
Substandard	—	361	154	595	—	726	4,724	6,560
Total commercial and industrial	45,426	10,448	4,698	2,911	772	10,248	66,502	141,005
Other
Pass	1,715	156	19	26	—	49	50	2,015
Total other	1,715	156	19	26	—	49	50	2,015
Total loans held-for-investment, net	$975,281	$635,439	$455,817	$369,637	$316,751	$915,570	$122,303	$3,790,798

NORTHFIELD BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

The following table details the recorded investment of loans held-for-investment, excluding PCI loans, net of deferred fees and costs, by loan type and credit quality indicator at December 31, 2020 (in thousands):

	December 31, 2020
	Real Estate
	Multifamily	Commercial	One-to-Four Family	Home Equity and Lines of Credit	Construction and Land	Commercial and Industrial	Other	Total
Internal Risk Rating
Pass	$2,497,556	$667,568	$207,633	$92,385	$74,351	$189,372	$3,026	$3,731,891
Special Mention	458	20,422	2,456	311	—	498	—	24,145
Substandard	14,920	29,576	2,133	441	—	1,611	3	48,684
Total loans held-for-investment, net	$2,512,934	$717,566	$212,222	$93,137	$74,351	$191,481	$3,029	$3,804,720

Past Due and Non-Accrual Loans

Included in loans receivable held-for-investment are loans for which the accrual of interest income has been discontinued due to deterioration in the financial condition of the borrowers. The recorded investment of these non-accrual loans was $7.6 million and $8.5 million at December 31, 2021, and December 31, 2020, respectively. Generally, originated loans are placed on non-accrual status when they become 90 days or more delinquent, or sooner if considered appropriate by management, and remain on non-accrual status until they are brought current, have six consecutive months of performance under the loan terms, and factors indicating reasonable doubt about the timely collection of payments no longer exist. Therefore, loans may be current in accordance with their loan terms, or may be less than 90 days delinquent and still be on a non-accruing status.

When an individual loan no longer demonstrates the similar credit risk characteristics as other loans within its current segment, the Company evaluates each for expected credit losses on an individual basis. All non-accrual loans $500,000 and above and all loans designated as TDRs are individually evaluated. The non-accrual amounts included in loans individually evaluated for impairment were $4.2 million and $5.5 million at December 31, 2021, and December 31, 2020, respectively. Loans on non-accrual status with principal balances less than $500,000, and therefore not meeting the Company’s definition of an impaired loan, amounted to $3.4 million at December 31, 2021, and $3.0 million at December 31, 2020. Loans past due 90 days or more and still accruing interest were $384,000 and $1.1 million at December 31, 2021, and December 31, 2020, respectively, and consisted of loans that are well secured and in the process of collection.

The Company had no loans held-for-sale at December 31, 2021. At December 31, 2020, the Company had $19.9 million in loans held-for-sale. At December 31, 2020, the loans held-for-sale were comprised of high risk commercial real estate and multifamily loans, primarily accommodation (hotel or motel) loans that were modified in the form of interest and/or principal payment deferrals due to COVID-19 related hardships, and have not returned to contractual payments after 180 days of relief. The sale of these loans was completed in the first quarter of 2021.

NORTHFIELD BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

The following tables set forth the detail, and delinquency status, of non-performing loans (non-accrual loans and loans past due 90 days or more and still accruing), net of deferred fees and costs, at December 31, 2021, and December 31, 2020, excluding PCD/PCI loans (in thousands):

	December 31, 2021
	Total Non-Performing Loans
	Non-Accruing Loans
	Current	30-89 Days Past Due	90 Days or More Past Due	Total	90 Days or More Past Due and Accruing	Total Non-Performing Loans
Loans held-for-investment:
Real estate loans:
Multifamily
Substandard	$—	$280	$1,602	$1,882	$—	$1,882
Total multifamily	—	280	1,602	1,882	—	1,882
Commercial
Special Mention	—	—	280	280	—	280
Substandard	2,944	—	1,893	4,837	147	4,984
Total commercial	2,944	—	2,173	5,117	147	5,264
One-to-four family residential
Substandard	—	—	314	314	165	479
Total one-to-four family residential	—	—	314	314	165	479
Home equity and lines of credit
Substandard	—	—	281	281	—	281
Total home equity and lines of credit	—	—	281	281	—	281
Total real estate	2,944	280	4,370	7,594	312	7,906
Commercial and industrial loans
Pass	—	—	—	—	72	72
Substandard	28	—	—	28	—	28
Total commercial and industrial loans	28	—	—	28	72	100
Total non-performing loans	$2,972	$280	$4,370	$7,622	$384	$8,006

NORTHFIELD BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

	December 31, 2020
	Total Non-Performing Loans
	Non-Accruing Loans
	Current	30-89 Days Past Due	90 Days or More Past Due	Total	90 Days or More Past Due and Accruing	Total Non-Performing Loans
Loans held-for-investment:
Real estate loans:
Multifamily
Substandard	$—	$—	$1,153	$1,153	$—	$1,153
Total multifamily	—	—	1,153	1,153	—	1,153
Commercial
Pass	—	—	—	—	500	500
Substandard	2,829	537	2,863	6,229	—	6,229
Total commercial	2,829	537	2,863	6,229	500	6,729
One-to-four family residential
Substandard	413	—	493	906	174	1,080
Total one-to-four family residential	413	—	493	906	174	1,080
Home equity and lines of credit
Substandard	60	—	131	191	—	191
Total home equity and lines of credit	60	—	131	191	—	191
Total real estate	3,302	537	4,640	8,479	674	9,153
Commercial and industrial loans
Pass	—	—	—	—	101	101
Special mention	—	—	—	—	85	85
Substandard	—	—	37	37	250	287
Total commercial and industrial loans	—	—	37	37	436	473
Other loans
Pass	—	—	—	—	3	3
Total other	—	—	—	—	3	3
Total non-performing loans	$3,302	$537	$4,677	$8,516	$1,113	$9,629

NORTHFIELD BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

The following tables set forth the detail and delinquency status of loans held-for-investment, excluding PCD/PCI loans, net of deferred fees and costs, at December 31, 2021 and December 31, 2020 (in thousands):

	December 31, 2021
		Past Due Loans
	30-89 Days Past Due	90 Days or More Past Due	90 Days or More Past Due and Accruing	Total Past Due	Current	Total Loans Receivable, net
Loans held-for-investment:
Real estate loans:
Multifamily
Pass	$—	$—	$—	$—	$2,502,531	$2,502,531
Special mention	—	—	—	—	425	425
Substandard	280	1,602	—	1,882	13,227	15,109
Total multifamily	280	1,602	—	1,882	2,516,183	2,518,065
Commercial
Pass	77	—	—	77	765,371	765,448
Special mention	67	280	—	347	9,812	10,159
Substandard	—	1,893	147	2,040	30,950	32,990
Total commercial	144	2,173	147	2,464	806,133	808,597
One-to-four family residential
Pass	206	—	—	206	177,401	177,607
Special mention	387	—	—	387	2,416	2,803
Substandard	—	314	165	479	2,776	3,255
Total one-to-four family residential	593	314	165	1,072	182,593	183,665
Home equity and lines of credit
Pass	316	—	—	316	109,003	109,319
Special mention	—	—	—	—	103	103
Substandard	96	281	—	377	157	534
Total home equity and lines of credit	412	281	—	693	109,263	109,956
Construction and land
Pass	—	—	—	—	27,495	27,495
Total construction and land	—	—	—	—	27,495	27,495
Total real estate	1,429	4,370	312	6,111	3,641,667	3,647,778
Commercial and industrial
Pass	2	—	72	74	133,799	133,873
Special mention	—	—	—	—	572	572
Substandard	—	—	—	—	6,560	6,560
Total commercial and industrial	2	—	72	74	140,931	141,005
Other loans
Pass	15	—	—	15	2,000	2,015
Total other loans	15	—	—	15	2,000	2,015
Total loans held-for-investment	$1,446	$4,370	$384	$6,200	$3,784,598	$3,790,798

NORTHFIELD BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

	December 31, 2020
	Past Due Loans
	30-89 Days Past Due	90 Days or More Past Due	90 Days or More Past Due and Accruing	Total Past Due	Current	Total Loans Receivable, net
Loans held-for-investment:
Real estate loans:
Multifamily
Pass	$1,283	$—	$—	$1,283	$2,496,273	$2,497,556
Special mention	—	—	—	—	458	458
Substandard	610	1,153	—	1,763	13,157	14,920
Total multifamily	1,893	1,153	—	3,046	2,509,888	2,512,934
Commercial
Pass	6,072	—	500	6,572	660,996	667,568
Special mention	72	—	—	72	20,350	20,422
Substandard	3,185	2,863	—	6,048	23,528	29,576
Total commercial	9,329	2,863	500	12,692	704,874	717,566
One-to-four family residential
Pass	282	—	—	282	207,351	207,633
Special mention	870	—	—	870	1,586	2,456
Substandard	—	493	174	667	1,466	2,133
Total one-to-four family residential	1,152	493	174	1,819	210,403	212,222
Home equity and lines of credit
Pass	80	—	—	80	92,305	92,385
Special mention	200	—	—	200	111	311
Substandard	100	131	—	231	210	441
Total home equity and lines of credit	380	131	—	511	92,626	93,137
Construction and land
Pass	994	—	—	994	73,357	74,351
Total construction and land	994	—	—	994	73,357	74,351
Total real estate	13,748	4,640	674	19,062	3,591,148	3,610,210
Commercial and industrial
Pass	632	—	101	733	188,639	189,372
Special mention	61	—	85	146	352	498
Substandard	67	37	250	354	1,257	1,611
Total commercial and industrial	760	37	436	1,233	190,248	191,481
Other loans
Pass	11	—	3	14	3,012	3,026
Substandard	—	—	—	—	3	3
Total other loans	11	—	3	14	3,015	3,029
Total loans held-for-investment	$14,519	$4,677	$1,113	$20,309	$3,784,411	$3,804,720

NORTHFIELD BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

The following tables summarize information on non-accrual loans, excluding PCD loans, at December 31, 2021 (in thousands):

				For the Year Ended December 31, 2021
	December 31, 2021
	Recorded Investment	Unpaid Principal Balance	With No Related Allowance	Interest Income
Real estate loans:
Multifamily	$1,882	$1,891	$512	$70
Commercial	5,117	5,627	3,729	85
One-to-four family residential	314	346	—	10
Home equity and lines of credit	281	530	—	2
Commercial and industrial	28	349	—	8
Total non-accrual loans	$7,622	$8,743	$4,241	$175

The following table summarizes impaired loans, excluding PCI loans, at December 31, 2020 (in thousands):

	December 31, 2020
	Recorded Investment	Unpaid Principal Balance	Related Allowance
With No Allowance Recorded:
Real estate loans:
Multifamily	$626	$1,097	$—
Commercial	8,838	10,076	—
One-to-four family residential	1,903	2,032	—
Home equity and lines of credit	15	15	—
Total real estate	11,382	13,220	—
With a Related Allowance Recorded:
Real estate loans:
Commercial	1,812	2,244	(66)
Home equity and lines of credit	32	32	(3)
Total real estate	1,844	2,276	(69)
Commercial and industrial loans	16	16	(4)
Total:
Real estate loans
Multifamily	626	1,097	—
Commercial	10,650	12,320	(66)
One-to-four family residential	1,903	2,032	—
Home equity and lines of credit	47	47	(3)
Commercial and industrial loans	16	16	(4)
	$13,242	$15,512	$(73)

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

NORTHFIELD BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

The following table summarizes the average recorded investment in impaired loans, excluding PCI loans, and interest income recognized as of, and for, the year ended December 31, 2020 (in thousands):

	For the Year Ended
	December 31, 2020
	Average Recorded Investment	Interest Income
With No Allowance Recorded:
Real estate loans:
Multifamily	$808	$50
Commercial	13,299	400
One-to-four family residential	2,134	94
Home equity and lines of credit	19	1
Commercial and industrial loans	30	—
With a Related Allowance Recorded:
Real estate loans:
Commercial	2,374	107
One-to-four family residential	104	—
Home equity and lines of credit	32	1
Commercial and industrial loans	17	1
Total:
Real estate loans
Multifamily	808	50
Commercial	15,673	507
One-to-four family residential	2,238	94
Home equity and lines of credit	51	2
Commercial and industrial loans	47	1
	$18,817	$654

Collateral-Dependent Loans

Loans for which the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral are considered to be collateral-dependent loans. Collateral can have a significant financial effect in mitigating exposure to credit risk and, where there is sufficient collateral, an allowance for credit losses is not recognized or is minimal. For collateral-dependent loans, the allowance for credit losses is individually assessed based on the fair value of the collateral less estimated costs of sale. The Company's collateral-dependent loans are secured by real estate. Collateral values are generally based on appraisals which are adjusted for changes in market indices. As of December 31, 2021, and December 31, 2020, the Company had $7.4 million and $10.2 million of collateral-dependent impaired loans, respectively. The collateral-dependent loans at December 31, 2021 consisted of $5.9 million of commercial real estate loans, $1.1 million of multifamily loans, and $365,000 of one-to-four family residential loans. For the year ended December 31, 2021, there was no significant deterioration or changes in the collateral securing these loans.

NORTHFIELD BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Troubled Debt Restructured Loans

The following tables summarize loans that were modified in a TDR during the years ended December 31, 2021 and 2020:

	Year Ended December 31, 2021
	Number of Relationships	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment(1)
	(Dollars in thousands)
Troubled Debt Restructurings
Commercial and industrial	2	$96	$96
Total Troubled Debt Restructurings	2	$96	$96

(1) Amounts are at time of modification.

	Year Ended December 31, 2020
	Number of Relationships	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment(1)
	(Dollars in thousands)
Troubled Debt Restructurings
Residential	1	$187	$187
Commercial Real Estate	2	544	544
Total Troubled Debt Restructurings	3	$731	$731

(1) Amounts are at time of modification.
There were four commercial and industrial loans to two borrowers modified as TDRs during the year ended December 31, 2021, which were modified to reduce the interest rate, extend the maturity date, and restructure payment terms of the loans. There were four loans (to three borrowers) in the second table above, that requested COVID-19 relief and were modified as TDRs during the year ended December 31, 2020, all of which were modified to restructure payment terms. All four of the loans were delinquent and on non-accrual status prior to the implementation of our COVID-19 customer relief program (discussed further below) and were therefore considered to be TDRs.
In response to the COVID-19 pandemic and its economic impact to customers, a short-term modification program that complied with Section 4013 of the CARES Act and the Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus was implemented to provide temporary payment relief to those borrowers directly impacted by COVID-19. The program allows for deferral of payments for 90 days, which may extend for an additional 90 day period, with modifications in the form of payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment. As of December 31, 2021, substantially all of the borrowers who had requested relief have returned to contractual payments. Two borrowers, with loans totaling $774,000, did not return to their contractual status; however, they are making partial payments. Loans in deferment status (“COVID-19 Modified Loans”) have continued to accrue interest during the deferment period unless otherwise classified as non-performing. COVID-19 Modified Loans are required to make escrow payments for real estate taxes and insurance, if applicable. The COVID-19 Modified Loan agreements also require loans to be brought back to their fully contractual terms within 12 to 18 months and include covenants that prohibit distributions, bonuses, or payments of management fees to related entities until all deferred payments are made. Consistent with industry regulatory guidance, borrowers who were otherwise current on loan payments and were granted COVID-19 related financial hardship payment deferrals will continue to be reported as current loans throughout the agreed upon deferral period. Borrowers who were delinquent in their payments to the Bank prior to requesting a COVID-19 related financial hardship payment deferral are reviewed on a case by case basis for TDR classification and non-performing loan status.

NORTHFIELD BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

At December 31, 2021 and 2020, the Company had TDRs of $9.0 million and $12.1 million, respectively.
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

There were no loans modified in the year December 31, 2021 that subsequently defaulted. Two commercial real estate loans modified during the year ended December 31, 2020, totaling $462,500 subsequently defaulted and were 90 days or more past due at December 31, 2020.

(7)    Allowance for Credit Losses ("ACL") on Loans

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

Under the CECL standard, the Company determines the ACL on loans based upon a consideration of its historical portfolio loss experience, current borrower-specific risk characteristics, current conditions, forecasts of future economic conditions, reversion period, prepayments, and qualitative adjustments. The allowance is measured on a collective (loan segment) basis when similar risk characteristics exist. Loans that do not share common risk characteristics are evaluated on an individual basis and are excluded from the collective evaluation. Accrued interest on loans is excluded from the calculation of the ACL due to the Company's non-accrual policy which results in the reversal of uncollectible accrued interest on non-accrual loans against interest income in a timely manner. Accrued interest receivable on loans held-for-investment totaled $9.4 million at December 31, 2021, and is reported in accrued interest receivable on the consolidated balance sheet.

The Company’s loan portfolio segmentation includes: multifamily, commercial real estate, one-to-four family residential mortgage, home equity and lines of credit, construction, commercial and industrial, and other consumer loans.

Allowance for Collectively Evaluated Loans Held-for-Investment

In estimating the quantitative component of the allowance on a collective basis, the Company uses a risk rating migration model which calculates an expected life of loan loss percentage for each loan by generating probability of default and loss given default metrics. These metrics are multiplied by the exposure at default, taking into consideration prepayments, to calculate the quantitative component of the ACL. The metrics are based on the migration of loans from performing to loss by credit risk rating or delinquency categories using historical life-of-loan analysis periods for each loan portfolio pool, and the severity of loss, based on the aggregate net lifetime losses incurred using the Company's own historical loss experience and comparable peer data loss history. The model's expected losses based on loss history are adjusted for qualitative adjustments to address risks that may not be adequately represented in the risk rating migration model. Among other things, these adjustments include and account for differences in: (i) changes in lending policies and procedures; (ii) changes in local, regional, national, and international economic and business conditions and developments that affect the collectability of our portfolio, including the condition of various market segments; (iii) changes in the experience, ability and depth of lending management and other relevant staff; (iv) changes in the quality of our loan review system; (v) the existence and effect of any concentrations of credit, and changes in the level of such concentrations; and (vi) the effect of other external factors such as competition and legal and regulatory requirements on the level of estimated credit losses in our existing portfolio.

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

Management utilizes five different Moody's scenarios so as to incorporate uncertainties related to the economic environment arising from the COVID-19 pandemic. These scenarios, which range from more benign to more severe economic outlooks, include a ‘most likely outcome’ (the “Baseline” scenario) and four less likely scenarios referred to as the “Upside” and “Downside” scenarios. Each scenario is assigned a weighting with a majority of the weighting placed on the Baseline scenario and lower weights placed on both the Upside and Downside scenarios. The weighting assigned by management is based on the economic outlook and available information at the reporting date. The model projects economic variables under each scenario based on detailed statistical analyses. The Company has identified and selected key variables that most closely correlated to its historical credit performance, which include: Gross domestic product, unemployment, and three collateral indices: the Commercial Property Price Index, the Commercial Property Price Apartment Index and the Case-Shiller Home Price Index.

Allowance for Individually Evaluated Loans

The Company measures specific reserves for individual loans that do not share common risk characteristics with other loans, consisting of all TDRs and non-accrual loans with an outstanding balance of $500,000 or greater. Loans individually evaluated for impairment are assessed to determine that the loan’s carrying value is not in excess of the estimated fair value of the collateral less cost to sell, if the loan is collateral-dependent, or the present value of the expected future cash flows, if the loan is not collateral-dependent. Management performs an evaluation of each impaired loan and generally obtains updated appraisals as part of the evaluation. In addition, management adjusts estimated fair values down to appropriately consider recent market conditions, our willingness to accept a lower sales price to effect a quick sale, and costs to dispose of any supporting collateral. Determining the estimated fair value of underlying collateral (and related costs to sell) can be difficult in illiquid real estate markets and is subject to significant assumptions and estimates. Management employs an independent third-party management firm that specializes in appraisal preparation and review to ascertain the reasonableness of updated appraisals. Projecting the expected cash flows under troubled debt restructurings which are not collateral-dependent is inherently subjective and requires, among other things, an evaluation of the borrower’s current and projected financial condition. Actual results may be significantly different than our projections and our established allowance for credit losses on these loans, which could have a material effect on our financial results. Individually impaired loans that have no impairment losses are not considered for collective allowances described earlier. At December 31, 2021 and December 31, 2020, the ACL for loans individually evaluated for impairment was $30,200 and $73,000, respectively.

PCD Loans

The Company adopted CECL using the prospective transition approach for PCD loans that were previously classified as PCI loans and accounted for under Accounting Standards Codification (“ASC”) Subtopic 310-30, “Loans and Debt Securities Acquired with Deteriorated Credit Quality,”. In accordance with the standard, management did not reassess whether PCI loans met the criteria of PCD loans as of the date of adoption. On January 1, 2021, the amortized cost basis of the PCD assets was adjusted to reflect the addition of the $6.8 million of the allowance for credit losses. The remaining noncredit discount (based on the adjusted amortized cost basis)will be accreted into interest income at the effective interest rate as of January 1, 2021.

Upon adoption of CECL, the Company elected to maintain pools of loans that were previously accounted for under ASC Subtopic 310-30 and will continue to account for these pools as a unit of account. Loans are only removed from existing pools if they are written off, paid off, or sold. Upon adoption of CECL, the allowance for credit losses was determined for each pool and added to the pool's carrying amount to establish a new amortized cost basis. The difference between the unpaid principal balance of the pool and the new amortized cost basis is the noncredit premium or discount which will be amortized into interest income over the remaining life of the pool. Changes to the allowance for credit losses after adoption are recorded through provision expense.

NORTHFIELD BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

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

The table below summarizes the allowance for credit losses for off-balance sheet credit exposures (in thousands):

Year Ended December 31, 2021
Balance at beginning of period	$808
Impact of CECL adoption	737
Balance at beginning of period	1,545
Provision for credit losses	307
Balance at end of period	$1,852

A summary of changes in the allowance for credit losses for the years ended December 31, 2021, 2020, and 2019 follows (in thousands):

	December 31,
	2021	2020	2019
Balance at beginning of year	$37,607	$28,707	$27,497
Impact of CECL adoption	10,353	—	—
Balance at January 1	47,960	28,707	27,497
(Benefit)/provision for credit losses	(6,184)	12,742	22
Recoveries	278	465	2,175
Charge-offs	(3,081)	(4,307)	(987)
Balance at end of year	$38,973	$37,607	$28,707

NORTHFIELD BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

The following tables set forth activity in our allowance for credit losses by loan type, as of, and for the years ended, December 31, 2021, and December 31, 2020. The following tables also detail the amount of loans receivable held-for-investment, net of deferred loan fees and costs, that are evaluated, individually and collectively, for impairment, and the related portion of allowance for credit losses that is allocated to each loan portfolio segment (in thousands):

	December 31, 2021
	Real Estate
	Commercial (1)	One-to-Four Family	Home Equity and Lines of Credit	Construction and Land	Commercial and Industrial	Other	Total Loans (excluding PCD)	PCD	Total
Allowance for credit losses:
Beginning balance	$33,005	$207	$260	$1,214	$1,842	$198	$36,726	$881	$37,607
Impact of CECL adoption	(1,949)	5,233	419	(921)	947	(188)	3,541	6,812	10,353
Balance at January 1, 2021	31,056	5,440	679	293	2,789	10	40,267	7,693	47,960
Charge-offs	—	(21)	—	—	(646)	(3)	(670)	(2,411)	(3,081)
Recoveries	60	29	26	—	39	5	159	119	278
Provisions (credit)	(4,331)	(1,903)	(145)	(124)	991	(3)	(5,515)	(669)	(6,184)
Ending balance	$26,785	$3,545	$560	$169	$3,173	$9	$34,241	$4,732	$38,973
Ending balance: individually evaluated for impairment	$25	$2	$2	$—	$1	$—	$30	$—	$30
Ending balance: collectively evaluated for impairment	$26,760	$3,543	$558	$169	$3,172	$9	$34,211	$—	$34,211
Ending balance: PCD loans evaluated for impairment (2)	$—	$—	$—	$—	$—	$—	$—	$4,732	$4,732
Loans, net:
Ending balance	$3,326,662	$183,665	$109,956	$27,495	$141,005	$2,015	$3,790,798	$15,819	$3,806,617
Ending balance: individually evaluated for impairment	$8,352	$1,562	$38	$—	$34	$—	$9,986	$—	$9,986
Ending balance: collectively evaluated for impairment	$3,318,310	$182,103	$109,918	$27,495	$100,454	$2,015	$3,740,295	$—	$3,740,295
Ending balance: PCD loans evaluated for impairment (2)	$—	$—	$—	$—	$—	$—	$—	$15,819	$15,819
PPP loans not evaluated for impairment (3)	$—	$—	$—	$—	$40,517	$—	$40,517	$—	$40,517

(1) Commercial includes commercial real estate loans collateralized by owner-occupied, non-owner occupied, and multifamily properties.
(2) Upon adoption of CECL, the Company elected to maintain pools of PCD loans that were previously accounted for under ASC 310-30, and will continue to evaluate PCD loans under this guidance.
(3) PPP loans are guaranteed by the SBA and therefore excluded from the allowance for credit losses.
The allowance for credit losses on loans increased to $39.0 million at December 31, 2021, compared to $37.6 million at December 31, 2020, primarily due to the adoption of ASU 2016-13, partially offset by an improvement in the economic forecast, specifically an improvement in the forecast for unemployment and gross domestic product, as well as an improvement in asset quality. The improvement in asset quality is primarily attributable to an improvement in risk ratings as loans previously modified for COVID-19 relief returned to consistent payment status.

NORTHFIELD BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

	December 31, 2020
	Real Estate
	Commercial	Multifamily	One-to-Four Family	Home Equity and Lines of Credit	Construction and Land	Commercial and Industrial	Other	Total Loans (excluding PCI)	PCI	Total
Allowance for credit losses:
Beginning balance	$4,891	$20,203	$180	$317	$536	$1,640	$151	$27,918	$789	$28,707
Charge-offs	(4,213)	—	—	—	—	(94)	—	(4,307)	—	(4,307)
Recoveries	414	—	5	27	—	13	6	465	—	465
Provisions (credit)	4,918	6,792	22	(84)	678	283	41	12,650	92	12,742
Ending balance	$6,010	$26,995	$207	$260	$1,214	$1,842	$198	$36,726	$881	$37,607
Ending balance: individually evaluated for impairment	$66	$—	$—	$3	$—	$4	$—	$73	$—	$73
Ending balance: collectively evaluated for impairment	$5,944	$26,995	$207	$257	$1,214	$1,838	$198	$36,653	$881	$37,534
Loans, net:
Ending balance	$717,566	$2,512,934	$212,222	$93,137	$74,351	$191,481	$3,029	$3,804,720	$18,518	$3,823,238
Ending balance: individually evaluated for impairment	$10,650	$626	$1,903	$47	$—	$16	$—	13,242	$—	$13,242
Ending balance: collectively evaluated for impairment	$706,916	$2,512,308	$210,319	$93,090	$74,351	$64,930	$3,029	$3,664,943	$18,518	$3,683,461
PPP loans not evaluated for impairment (1)	$—	$—	$—	$—	$—	$126,535	$—	$126,535	$—	$126,535

(1) PPP loans are guaranteed by the SBA and therefore excluded from the allowance for credit losses.

NORTHFIELD BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

(8)    Premises and Equipment, Net

At December 31, 2021 and 2020, premises and equipment, less accumulated depreciation and amortization, consists of the following (in thousands):

	December 31,
	2021	2020
At cost:
Land	$5,156	$5,156
Buildings and improvements	13,150	13,078
Capital leases	2,600	2,600
Furniture, fixtures, and equipment	31,269	29,880
Leasehold improvements	28,148	27,971
	80,323	78,685
Accumulated depreciation and amortization	(54,386)	(50,497)
Premises and equipment, net	$25,937	$28,188

Depreciation expense for the years ended December 31, 2021, 2020, and 2019, was $3.9 million, $3.9 million, and $3.6 million, respectively. Included in the depreciation expense for the years ended December 31, 2020 and 2019, is $303,000 and $470,000, respectively, of impairment charges on leasehold assets related to branch consolidations. There were no branch consolidations in 2021. There were no sales of premises and equipment in 2021, 2020, or 2019.

(9)    Deposits

Deposit account balances are summarized as follows (dollars in thousands):

	As of December 31,
	2021		2020
	Amount	Weighted Average Rate	Amount	Weighted Average Rate
Transaction:
Negotiable orders of withdrawal and interest-bearing checking	$1,112,292	0.06%	$905,208	0.11%
Non-interest bearing checking	898,490	—%	695,831	—%
Total transaction	2,010,782	0.03%	1,601,039	0.06%
Savings:
Money market	609,430	0.07%	813,168	0.10%
Savings	1,166,761	0.10%	1,140,717	0.19%
Total savings	1,776,191	0.09%	1,953,885	0.15%
Certificates of deposit:
Under $100,000	154,320	0.59%	241,862	1.05%
$100,000 or more	228,041	0.75%	279,765	0.71%
Total certificates of deposit	382,361	0.69%	521,627	0.87%
Total deposits	$4,169,334	0.12%	$4,076,551	0.21%

The Company had brokered deposits (included in certificates of deposit in the table above) of $31.0 million and $47.8 million at December 31, 2021 and 2020, respectively. Additionally included in the table above are $100.0 million of brokered money market deposits held as of December 31, 2020.

NORTHFIELD BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Scheduled maturities of certificates of deposit are summarized as follows (in thousands):

December 31, 2021
2022	$295,838
2023	51,691
2024	16,765
2025	13,363
2026	4,704
Total	$382,361

Interest expense on deposits is summarized as follows (in thousands):

	December 31,
	2021	2020	2019
Transaction	$805	$2,372	$4,623
Savings and money market	2,226	7,869	15,850
Certificates of deposit	3,176	14,989	20,855
	$6,207	$25,230	$41,328

(10)    Borrowings

Borrowings consisted of FHLB advances, securities sold under agreements to repurchase (repurchase agreements), and floating rate advances and are summarized as follows (in thousands):

	December 31,
	2021	2020
Repurchase agreements	$50,000	$75,000
Other borrowings:
FHLB advances	365,000	510,000
Floating rate advances	6,755	6,789
	$421,755	$591,789

FHLB advances are secured by a blanket lien on unencumbered securities and the Company’s FHLB capital stock.
At December 31, 2021 and 2020, FHLB advances and repurchase agreements had contractual maturities as follows (in thousands):

	December 31, 2021
	FHLB	Repurchase
	Advances	Agreements
2022	$95,000	$25,000
2023	87,500	—
2024	25,000	25,000
2025	112,500	—
Thereafter	45,000	—
	$365,000	$50,000

NORTHFIELD BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

	December 31, 2020
	FHLB	Repurchase
	Advances	Agreements
2021	$145,000	$25,000
2022	95,000	25,000
2023	87,500	—
2024	25,000	25,000
2025	112,500	—
Thereafter	45,000	—
	$510,000	$75,000

Further information regarding FHLB advances and repurchase agreements is summarized as follows (in thousands):

	December 31,
	2021	2020	2021	2020
	FHLB Advances		Repurchase Agreements
Average balance during year	$434,422	$562,467	$60,068	$75,000
Maximum outstanding at any month end	$510,000	$695,000	$75,000	$75,000
Weighted average interest rate at end of year	2.10%	2.05%	2.36%	2.30%
Weighted average interest rate during year	2.08%	2.01%	2.36%	2.35%
All of the repurchase agreements mature after more than 90 days. The repurchase agreements were secured primarily by mortgage-backed securities with an amortized cost of $52.6 million and a fair value of $53.8 million as of December 31, 2021. At December 31, 2020, the repurchase agreements were secured primarily by mortgage-backed securities with an amortized cost of $88.9 million and a fair value of $91.4 million.

The Company has the ability to obtain additional funding from the FHLB and Federal Reserve Bank discount window of approximately $2.09 billion, utilizing unencumbered and unpledged securities of $647.5 million and multifamily loans of $1.44 billion at December 31, 2021.  The Company expects to have sufficient funds available to meet current commitments in the normal course of business.

Interest expense on borrowings is summarized as follows (in thousands):

	December 31,
	2021	2020	2019
Repurchase agreements	$1,416	$1,762	$1,065
FHLB advances	9,026	11,323	10,795
Floating rate advances	—	22	170
	$10,442	$13,107	$12,030

NORTHFIELD BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(11)    Income Taxes

Income tax expense (benefit) consists of the following (in thousands):

	December 31,
	2021	2020	2019
Federal tax expense (benefit):
Current	$15,313	$11,270	$8,543
Deferred	3,107	(2,391)	376
	18,420	8,879	8,919
State and local tax expense (benefit):
Current	8,001	4,825	4,067
Deferred	52	(667)	(199)
	8,053	4,158	3,868
Total income tax expense	$26,473	$13,037	$12,787

Reconciliation between the amount of reported total income tax expense and the amount computed by multiplying the applicable statutory income tax rate for the years ended December 31, 2021, 2020, and 2019, is as follows (dollars in thousands):

	December 31,
	2021	2020	2019
Tax expense at statutory rate	$20,397	$10,505	$11,135
Applicable statutory federal income tax rate	21%	21%	21%
Increase (decrease) in taxes resulting from:
State tax, net of federal income tax	6,362	3,285	3,056
Bank owned life insurance	(862)	(793)	(1,475)
ESOP fair market value adjustment	102	42	187
Incentive stock options	6	18	81
Merger related costs	—	147	—
Excess tax benefits from employee share based payments	—	—	(110)
Other, net	468	(167)	(87)
Income tax expense	$26,473	$13,037	$12,787
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

NORTHFIELD BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2021 and 2020, are as follows (in thousands):

	December 31,
	2021	2020
Deferred tax assets:
Allowance for credit losses	$11,057	$10,348
Deferred compensation	3,145	3,233
Accrued salaries	1,338	775
Postretirement benefits	354	346
Equity awards	2,051	2,170
Straight-line leases adjustment	1,713	1,533
Asset retirement obligation	68	71
Reserve for accrued interest receivable	620	675
Reserve for loan commitments	537	226
Employee Stock Ownership Plan	645	647
Other	317	293
Depreciation	3,229	2,798
Fair value adjustments of acquired loans	1,440	4,967
Fair value adjustments of pension benefit obligations	139	140
Total gross deferred tax assets	26,653	28,222
Deferred tax liabilities:
Unrealized gains on securities – AFS	761	5,083
Unrealized actuarial gains on post retirement benefits	15	15
Fair value adjustments of acquired securities	580	825
Fair value adjustments of deposit liabilities	28	3
Deferred loan fees	2,010	1,387
Other	23	26
Total gross deferred tax liabilities	3,417	7,339
Net deferred tax asset	$23,236	$20,883

Net deferred tax assets are included in other assets on the consolidated balance sheets. On January 1, 2021, the Company recorded $1.2 million of deferred tax assets as a result of the adoption of CECL. In 2020, the Company recorded net deferred tax assets of approximately $1.4 million as a result of the Victory acquisition.

The Company has determined that it is not required to establish a valuation reserve for the deferred tax asset since it is “more likely than not” that the deferred tax asset will be realized through future reversals of existing taxable temporary differences.  The conclusion that it is “more likely than not” that the deferred tax asset will be realized is based on the history of earnings and the prospects for continued profitability.  Management will continue to review the tax criteria related to the recognition of deferred tax assets.

As a savings institution, the Bank is subject to a special federal tax provision regarding its frozen tax bad debt reserve. At December 31, 2021 and December 31, 2020, the Bank’s federal tax bad debt base-year reserve was $5.9 million, with a related net deferred tax liability of $2.8 million, which has not been recognized since the Bank does not expect that this reserve will become taxable in the foreseeable future. Events that would result in taxation of this reserve include redemptions of the Bank’s stock or certain excess distributions by the Bank to the Company.

NORTHFIELD BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
A reconciliation of the Company’s uncertain tax positions are as follows (in thousands):

	December 31,
	2021	2020	2019
Beginning balance	$157	$190	$530
Settlements based on tax positions related to prior years	(125)	(33)	(530)
Additions based on tax positions related to prior years	109	—	190
Ending balance	$141	$157	$190

The Company recognizes interest and penalties on income taxes in income tax expense.

The following years are open for examination or under examination:

•Federal tax filings for 2018 through present.
•New York State tax filings 2015 through present. The 2015 through 2017 filings are currently under examination.
•New York City tax filings 2018 through present. The 2018 and 2019 filings are currently under examination.
•State of New Jersey 2017 through present.

(12)    Retirement Benefits

The Company has a 401(k) plan for its employees, which grants eligible employees (those salaried employees with at least three months of service) the opportunity to invest from 2% to 100% (subject to certain IRS limitations) of their base compensation in certain investment alternatives. The Company contributes an amount equal to 25% of employee contributions on the first 6% of base compensation contributed by eligible employees for the first three years of participation. Subsequent years of participation in excess of three years will increase the Company matching contribution from 25% to 50% of an employee’s contributions, on the first 6% of base compensation contributed by eligible employees. A member becomes fully vested in the Company’s contributions upon (a) completion of five years of service, or (b) normal retirement, early retirement, permanent disability, or death. The Company’s contribution to this plan amounted to approximately $515,000, $508,000, and $426,000 for the years ended December 31, 2021, 2020, and 2019, respectively.

The Company maintains the Northfield Bank ESOP. The ESOP is a tax-qualified plan designed to invest primarily in the Company’s common stock. The ESOP provides employees with the opportunity to receive a funded retirement benefit from the Bank, based primarily on the value of the Company’s common stock. The ESOP purchased 2,463,884 shares of the Company’s common stock in the Company’s initial public offering at a price of $7.13 per share, as adjusted. This purchase was funded with a loan from Northfield Bancorp, Inc. to the ESOP. The outstanding balance at December 31, 2021 and 2020 was $8.5 million and $9.5 million, respectively. The shares of the Company’s common stock purchased in the initial public offering are pledged as collateral for the loan. Shares are released for allocation to participants as loan payments are made. A total of 123,460 and 92,769 shares were released and allocated to participants of the ESOP for the years ended December 31, 2021 and 2020, respectively. Cash dividends on unallocated shares are utilized to satisfy required debt payments. Dividends on allocated shares are utilized to prepay debt which releases additional shares to participants.

Upon completion of the Company’s second-step conversion, a second ESOP was established for employees in 2013, which purchased 1,422,357 shares of the Company’s common stock at a price of $10.00 per share. The purchase was funded with a loan from Northfield Bancorp, Inc. to the second ESOP. The outstanding balance at December 31, 2021 and 2020 was $10.8 million and $11.3 million, respectively. The shares of the Company’s common stock purchased in the second-step conversion are pledged as collateral for the loan. Shares are released for allocation to participants as loan payments are made. A total of 59,064 and 54,986 shares were released and allocated to participants of the second ESOP for the years ended December 31, 2021 and 2020, respectively. Cash dividends on unallocated shares are utilized to satisfy required debt payments. Dividends on allocated shares are utilized to prepay debt which releases additional shares to participants.

ESOP compensation expense for both plans for the years ended December 31, 2021, 2020, and 2019 was $1.9 million, $1.4 million, and $1.9 million, respectively.

NORTHFIELD BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
The Company maintains a Supplemental Employee Stock Ownership Plan (the "SESOP"), a non-qualified plan, that provides supplemental benefits to certain executives who are prevented from receiving the full benefits contemplated by the ESOP’s benefit formula due to tax law limits for tax-qualified plans. The supplemental payments for the SESOP consist of cash payments representing the value of Company shares that cannot be allocated to participants under the ESOP due to legal limitations imposed on tax-qualified plans. The Company's required contributions to the SESOP plan were $41,000, $57,000, and $41,000 for the years ended December 31, 2021, 2020, and 2019, respectively.

The Company provides post-retirement medical and life insurance to a limited number of retired individuals.  The Company also provides retiree life insurance benefits to all qualified employees, up to certain limits.  The following tables set forth the funded status and components of postretirement benefit costs at December 31 measurement dates (in thousands):

	2021	2020	2019
Accumulated postretirement benefit obligation beginning of year	$1,133	$1,241	$1,359
Service cost	—	—	9
Interest cost	22	33	52
Actuarial gain	(77)	(44)	(76)
Benefits paid	(99)	(97)	(103)
Accumulated postretirement benefit obligation end of year	979	1,133	1,241
Accrued liability (included in accrued expenses and other liabilities)	$979	$1,133	$1,241

The following table sets forth the amounts recognized in accumulated other comprehensive income (loss) (in thousands):

	December 31,
	2021	2020
Net loss	$11	$87
Prior service credit	(152)	(171)
Loss recognized in accumulated other comprehensive income (loss)	$(141)	$(84)

The estimated net loss and prior service credit that will be amortized from accumulated other comprehensive income (loss) into net periodic cost in 2022, are $0 and $19,000, respectively.

The following table sets forth the components of net periodic postretirement benefit costs for the years ended December 31, 2021, 2020, and 2019 (in thousands):

	December 31,
	2021	2020	2019
Service cost	$—	$—	$9
Interest cost	22	33	52
Amortization of prior service credits	(20)	(20)	—
Amortization of unrecognized loss	—	1	2
Net postretirement benefit cost included in compensation and employee benefits	$2	$14	$63

The assumed discount rate related to plan obligations reflects the weighted average of published market rates for high-quality corporate bonds with terms similar to those of the plans expected benefit payments, rounded to the nearest quarter percentage point.

NORTHFIELD BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

The Company’s discount rate and rate of compensation increase used in accounting for the plan are as follows:

	2021	2020	2019
Assumptions used to determine benefit obligation at period end:
Discount rate	2.50%	2.00%	2.75%
Rate of increase in compensation(1)	N/A	N/A	4.00%
Assumptions used to determine net periodic benefit cost for the year:
Discount rate	2.00%	2.75%	4.00%
Rate of increase in compensation(1)	N/A	N/A	4.00%

 (1) For 2021 and 2020, since the covered population is only retirees, a compensation rate increase assumption was not used.

At December 31, 2021, a medical cost trend rate of 8.75% decreasing 0.50% per year thereafter until an ultimate rate of 4.75% is reached, was used in the plan’s valuation. The Company’s healthcare cost trend rates are based, among other things, on the Company’s own experience and third-party analysis of recent and projected healthcare cost trends.

A one percentage-point change in assumed healthcare cost trends would have the following effects (in thousands):

	One Percentage Point Increase		One Percentage Point Decrease
	2021	2020	2021	2020
Effect on benefits earned and interest cost	$2	$3	$(2)	$(2)
Effect on accumulated postretirement benefit obligation	78	97	(68)	(84)

A one percentage-point change in assumed healthcare cost trends would have the following effects (in thousands):

	One Percentage Point Increase			One Percentage Point Decrease
	2021	2020	2019	2021	2020	2019
Aggregate of service and interest components of net periodic cost (benefit)	$2	$3	$4	$(2)	$(2)	$(4)

Benefit payments of approximately $99,000, $97,000, and $103,000 were made in 2021, 2020, and 2019, respectively. The benefits expected to be paid under the postretirement health benefits plan for the next five years are as follows: $92,000 in 2022; $92,000 in 2023; $76,000 in 2024; $74,000 in 2025; and $71,000 in 2026. The benefit payments expected to be paid in the aggregate for the years 2027 through 2031 are $306,000. The expected benefits are based on the same assumptions used to measure the Company’s benefit obligation at December 31, 2021, and include estimated future employee service.

The Company maintains a nonqualified plan to provide for the elective deferral of all or a portion of director fees by members of the Board of Directors, deferral of all or a portion of the compensation and/or annual incentive compensation payable to eligible employees of the Company, and to provide to certain officers of the Company benefits in excess of those permitted to be paid by the Company’s savings plan, ESOP, and profit-sharing plan under the applicable Internal Revenue Code. The plan obligation was approximately $16.5 million and $15.5 million at December 31, 2021 and 2020, respectively, and is included in accrued expenses and other liabilities on the consolidated balance sheets. Income under this plan was $1.7 million, $1.6 million, and $2.0 million for the years ended December 31, 2021, 2020, and 2019, respectively. The Company invests to fund this future obligation, in various mutual funds designated as trading securities. The securities are marked-to-market through current period earnings as a component of non-interest income. Accrued obligations under this plan are credited or charged with the return on the trading securities portfolio as a component of compensation and benefits expense2

NORTHFIELD BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(13)    Equity Incentive Plans

On May 22, 2019, the Northfield Bancorp, Inc. 2019 Equity Incentive Plan (the “2019 EIP”) was approved by stockholders of the Company. Under the 2019 EIP, the maximum number of shares of stock that may be delivered to participants in the form of stock options and stock appreciation rights (“SARs”) is 6,000,000. To the extent an equity award is issued in the form of a restricted stock grant, or restricted stock unit, the number of stock options/SARs that can be granted is reduced by 4.5. The maximum number of shares of stock that may be delivered to participants in the form of restricted stock awards and restricted stock units is 1,333,333 shares. As of December 31, 2021, a total of 4,737,701 stock options, SARs and restricted stock awards or restricted stock units remained available for issuance under the 2019 EIP, of which the maximum number of restricted stock awards and restricted stock units available for issuance was 1,052,822.

Prior to May 22, 2019, the Company also maintained the Northfield Bancorp, Inc. 2014 Equity Incentive Plan (the “2014 EIP”) which allowed the Company to grant common stock or options to purchase common stock at specific prices to directors and employees of the Company. The 2014 EIP provided for the issuance or delivery of up to 4,978,249 shares (1,422,357 restricted shares and 3,555,892 stock options) of Northfield Bancorp, Inc. common stock subject to certain plan limitations. Upon approval of the 2019 EIP, the 2014 EIP was frozen and equity awards that would otherwise have been available for issuance were no longer available for grant, however, options previously granted under the 2014 EIP still remain outstanding and exercisable.

There were no stock options granted in 2021, 2020 or 2019.

During the years ended December 31, 2021, 2020, and 2019, the Company recorded, $994,000, $1.4 million, and $3.2 million of stock-based compensation, respectively.

The following table is a summary of the Company’s stock options as of December 31, 2021, and changes therein during the year then ended:

	Number of Stock Options	Weighted Average Grant Date Fair Value	Weighted Average Exercise Price	Weighted Average Contractual Life (years)
Outstanding- December 31, 2019	2,227,193	$4.01	$13.93	4.96
Exercised	(13,000)	3.93	13.38	—
Outstanding- December 31, 2020	2,214,193	4.01	13.94	3.96
Forfeited	(50,169)		13.62
Exercised	(394,045)	3.96	13.90	—
Outstanding- December 31, 2021	1,769,979	4.02	13.95	2.95
Exercisable- December 31, 2021	1,769,979	$4.02	$13.95	2.95

There was no remaining future stock option expense related to the options outstanding as of December 31, 2021, as all are vested.

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
The following is a summary of the status of the Company’s restricted shares as of December 31, 2021, and changes therein during the year then ended:

	Number of Shares Awarded	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2019	71,102	$15.36
Granted	103,581	15.81
Vested	(67,100)	15.18
Forfeited	(3,573)	15.81
Non-vested at December 31, 2020	104,010	15.91
Granted	176,930	12.36
Vested	(42,470)	16.06
Forfeited	(15,626)	13.80
Non-vested at December 31, 2021	222,844	$13.21

Expected future stock award expense related to the non-vested restricted awards as of December 31, 2021, is $1.7 million over an average period of 3.42 years.

Upon the exercise of stock options, management expects to utilize treasury stock as the source of issuance for these shares.
(14)    Commitments and Contingencies

The Company, in the normal course of business, is party to commitments that involve, to varying degrees, elements of risk in excess of the amounts recognized in the consolidated financial statements. These commitments include unused lines of credit and commitments to extend credit.

At December 31, 2021 and 2020, the following commitment and contingent liabilities existed that are not reflected in the accompanying consolidated financial statements (in thousands):

	December 31,
	2021	2020
Commitments to extend credit	$159,403	$81,288
Unused lines of credit	245,860	153,960
Standby letters of credit	3,266	3,313

NORTHFIELD BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
The Company’s maximum exposure to credit losses in the event of nonperformance by the other party to these commitments is represented by the contractual amount. The Company uses the same credit policies in granting commitments and conditional obligations as it does for amounts recorded in the consolidated balance sheets. These commitments and obligations do not necessarily represent future cash flow requirements.  The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary, is based on management’s assessment of risk. Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third-party. The guarantees generally extend for a term of up to one year and are fully collateralized. For each guarantee issued, if the customer defaults on a payment to the third-party, the Company would have to perform under the guarantee. The unamortized fee on standby letters of credit approximates their fair value; such fees were insignificant at both December 31, 2021 and 2020. The Company maintains an allowance for credit losses on commitments to extend credit in other liabilities. The reserve for off-balance sheet exposures is determined using the CECL reserve factor in the related funded loan segment, adjusted for an average historical funding rate. At December 31, 2021 and 2020, the allowance was $1.9 million and $808,000, respectively, and is recorded in other liabilities on the consolidated balance sheets. The corresponding provision is included in other non-interest expense. For further details on the allowance for credit losses on off-balance sheet exposures refer to Note 7 - “Allowance for Credit Losses (“ACL”) on Loans.”

At December 31, 2021, the Company was obligated under non-cancelable operating leases on property used for banking purposes. Most leases contain escalation clauses and renewal options which provide for increased rentals as well as for increases in certain property costs including real estate taxes, common area maintenance, and insurance. For further details on leases see Note 20 - “Leases.”

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

(15)    Regulatory Requirements

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

NORTHFIELD BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
As a result of the Economic Growth, Regulatory Relief, and Consumer Protection Act, the federal banking agencies developed a “Community Bank Leverage Ratio” (“CBLR”) (the ratio of a bank’s tangible equity capital to average total consolidated assets) for financial institutions with assets of less than $10 billion. A qualifying community bank that exceeds this ratio will be deemed to be in compliance with all other capital and leverage requirements, including the capital requirements to be considered “well capitalized” under Prompt Corrective Action statutes. The federal banking agencies approved 9% as the minimum capital for the CBLR. Effective March 31, 2020, a financial institution could elect to be subject to this new definition. Northfield Bank and Northfield Bancorp have elected to opt into the “CBLR” framework, beginning with the Call Reports filed for the first quarter of 2020. The CBLR replaced the risk-based and leverage capital requirements in the generally applicable capital rules. On April 6, 2020, the federal banking regulators, implementing the applicable provisions of the CARES Act, modified the CBLR framework so that the minimum CBLR was 8% beginning in the second quarter and for the remainder of calendar year 2020, 8.5% for calendar year 2021, and 9% thereafter.

At December 31, 2021, and 2020, as set forth in the following tables, both Northfield Bank and the Company exceeded all of the regulatory capital requirements to which they were subject at such dates.

The following is a summary of Northfield Bank’s regulatory capital amounts and ratios compared to the regulatory requirements as of December 31, 2021 and 2020, for classification as a well-capitalized institution and minimum capital (dollars in thousands):

					For Well
			For Capital		Capitalized
			Adequacy		Under Prompt Corrective
	Actual		Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2021:
CBLR	$659,522	12.24%	$457,872	8.50%	$457,872	8.50%
As of December 31, 2020:
CBLR	$656,324	11.96%	$439,124	8.00%	$439,124	8.00%

The following is a summary of the Company's regulatory capital amounts and ratios compared to the regulatory requirements as of December 31, 2021 and 2020, for classification as well-capitalized and minimum capital (dollars in thousands).

					For Well
			For Capital		Capitalized
			Adequacy		Under Prompt Corrective
	Actual		Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2021:
CBLR	$696,368	12.93%	$457,751	8.50%	$457,751	8.50%
As of December 31, 2020:
CBLR	$698,864	12.73%	$439,219	8.00%	$439,219	8.00%

(16)    Fair Value Measurement

The following tables present the assets reported on the consolidated balance sheets at their estimated fair value as of December 31, 2021 and 2020, by level within the fair value hierarchy as required by the Fair Value Measurements and Disclosures Topic of the FASB Accounting Standards Codification ("ASC"). Financial assets and liabilities are classified in their entirety based on the level of input that is significant to the fair value measurement.  The fair value hierarchy is as follows:
•Level 1 Inputs – Unadjusted quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date.

NORTHFIELD BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
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

	Fair Value Measurements at December 31, 2021 Using:
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Measured on a recurring basis:
Assets:
Investment securities:
Debt securities available-for-sale:
U.S. Government agency securities	$2,290	$—	$2,290	$—
Mortgage-backed securities:
Pass-through certificates:
GSE	581,406	—	581,406	—
REMICs:
GSE	391,710	—	391,710	—
	973,116	—	973,116	—
Other debt securities:
Municipal bonds	72	—	72	—
Corporate bonds	232,759	—	232,759	—
	232,831	—	232,831	—
Total debt securities available-for-sale	1,208,237	—	1,208,237	—
Trading securities	13,461	13,461	—	—
Equity securities (1)	328	328	—	—
Total	$1,222,026	$13,789	$1,208,237	$—

Measured on a non-recurring basis:
Assets:
Loans individually evaluated for impairment:
Real estate loans:
Commercial real estate	$3,599	$—	$—	$3,599
One-to-four family residential mortgage	169	—	—	169
Home equity and lines of credit	27	—	—	27
Total individually evaluated real estate loans	3,795	—	—	3,795
Commercial and industrial loans	12	—	—	12
Other real estate owned	100	—	—	100
Total	$3,907	$—	$—	$3,907

(1) Excludes investment measured at net asset value of $5.0 million at December 31, 2021, which has not been classified in the fair value hierarchy.

NORTHFIELD BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

	Fair Value Measurements at December 31, 2020 Using:
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Measured on a recurring basis:
Assets:
Investment securities:
Debt securities available-for-sale:
U.S Government agency securities	$3,158	$—	$3,158	$—
Mortgage-backed securities
Pass-through certificate
GSE	281,343	—	281,343	—
REMICs:
GSE	890,965	$—	890,965	—
Non-GSE	4	—	4	—
	1,172,312	—	1,172,312	—
Other debt securities:
Municipal bonds	123	—	123	—
Corporate bonds	88,418	—	88,418	—
Asset-backed securities	794	—	794	—
	89,335	—	89,335	—
Total debt securities available-for sale	1,264,805	—	1,264,805	—
Trading securities	12,291	12,291	—	—
Equity securities	253	253	—	—
Total	$1,277,349	$12,544	$1,264,805	$—

Measured on a non-recurring basis:
Assets:
Impaired loans:
Real estate loans:
Commercial real estate	$5,268	$—	$—	$5,268
Multifamily	16	—	—	16
Home equity and lines of credit	28	—	—	28
Total impaired real estate loans	5,312	—	—	5,312
Commercial and industrial loans	13	—	—	13
Total	$5,325	$—	$—	$5,325

    The following table presents qualitative information for Level 3 assets measured at fair value on a non-recurring basis at December 31, 2021 (dollars in thousands):

	Fair Value	Valuation Methodology	Unobservable Inputs	Range of Inputs
	(in thousands)
Individually evaluated loans	$3,807	Appraisals	Discount for costs to sell	7.0%
			Discount for quick sale	10.0%
		Discounted cash flows	Interest rates	4.88% - 6.25%
Other real estate owned	100	Appraisals	Discount for costs to sell	7.0%

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

The valuation techniques described below were used to measure fair value of financial instruments in the tables below on a recurring and non-recurring basis as of December 31, 2021 and 2020.

Debt Securities Available-for-Sale: The estimated fair values for mortgage-backed securities, corporate, and other debt securities are obtained from an independent nationally recognized third-party pricing service. The estimated fair values are derived primarily from cash flow models, which include assumptions for interest rates, credit losses, and prepayment speeds. Broker/dealer quotes are utilized as well, when such quotes are available and deemed representative of the market. The significant inputs utilized in the cash flow models are based on market data obtained from sources independent of the Company (Observable Inputs), and are therefore classified as Level 2 within the fair value hierarchy. There were no transfers of securities between Level 1 and Level 2 during the years ended December 31, 2021 and 2020.

Trading Securities: Fair values are derived from quoted market prices in active markets.  The assets consist of publicly traded mutual funds.

Equity Securities: Fair values of equity securities consisting of publicly traded mutual funds are derived from quoted market prices in active markets.

Loans Individually Evaluated for Impairment: At December 31, 2021, and December 31, 2020, the Company had loans individually evaluated for impairment (excluding PCD/PCI loans) with outstanding principal balances of $5.8 million and $7.4 million, respectively, which were recorded at their estimated fair value of $3.8 million and $5.3 million, respectively. The Company recorded net decreases in the specific reserve for impaired loans of $43,000 and $69,000 for the years ended December 31, 2021 and 2020, respectively. The Company recorded net charge-offs of $2.8 million for the year ended December 31, 2021, as compared to net charge-offs of $3.8 million for the year ended December 31, 2020, utilizing Level 3 inputs. For purposes of estimating the fair value of impaired loans, management utilizes independent appraisals, if the loan is collateral-dependent, adjusted downward by management, as necessary, for changes in relevant valuation factors subsequent to the appraisal date, or the present value of expected future cash flows for non-collateral-dependent loans and TDRs.

Other Real Estate Owned: At December 31, 2021, the Company had assets acquired through foreclosure of $100,000, recorded at estimated fair value, less estimated selling costs when acquired, thus establishing a new cost basis. Estimated fair value is generally based on independent appraisals. These appraisals include adjustments to comparable assets based on the appraisers’ market knowledge and experience, and are considered Level 3 inputs. When an asset is acquired, the excess of the loan balance over fair value, less estimated selling costs, is charged to the allowance for credit losses. If the estimated fair value of the asset declines, a write-down is recorded through non-interest expense. The valuation of foreclosed assets is subjective in nature and may be adjusted in the future because of changes in the economic conditions.

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

The estimated fair values of the Company’s significant financial instruments at December 31, 2021 and 2020, are presented in the following tables (in thousands):

	December 31, 2021
		Estimated Fair Value
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$91,068	$91,068	$—	$—	$91,068
Trading securities	13,461	13,461	—	—	13,461
Debt securities available-for-sale	1,208,237	—	1,208,237	—	1,208,237
Debt securities held-to-maturity	5,283	—	5,475	—	5,475
Equity securities (1)	328	328	—	—	328
FHLBNY stock, at cost	22,336	—	22,336	—	22,336
Net loans held-for-investment	3,767,644	—	—	3,904,026	3,904,026
Derivative assets	923	—	923	—	923
Financial liabilities:
Deposits	$4,169,334	$—	$4,172,125	$—	$4,172,125
Borrowed funds	421,755	—	426,235	—	426,235
Advance payments by borrowers for taxes and insurance	24,909	—	24,909	—	24,909
Derivative liabilities	925	—	925	—	925

(1) Excludes investments measured at net asset value in the amount of $5.0 million at December 31, 2021, which have not been classified in the fair value hierarchy.

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
(17)        Earnings Per Share

The following is a summary of the Company’s earnings per share calculations and reconciliation of basic to diluted earnings per share for the periods indicated (in thousands, except share and per share data):

	December 31,
	2021	2020	2019
Net income available to common stockholders	$70,654	$36,988	$40,235

Weighted average shares outstanding-basic	48,416,495	48,721,504	46,783,442
Effect of non-vested restricted stock and stock options outstanding	337,768	64,459	380,362
Weighted average shares outstanding-diluted	48,754,263	48,785,963	47,163,804
Earnings per share-basic	$1.46	$0.76	$0.86
Earnings per share-diluted	$1.45	$0.76	$0.85
Anti-dilutive shares	323,466	1,972,136	546,120

NORTHFIELD BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(18)        Stock Repurchase Program

On April 24, 2019, and March 18, 2021, the Company's Board of Directors approved stock repurchase programs of $37.2 million and $54.2 million, respectively. Under the stock repurchase programs, the Company is authorized to repurchase shares and anticipates conducting such repurchases in accordance with Rule 10b5-1 of the Securities and Exchange Commission. The timing of the repurchases will depend on certain factors, including but not limited to, market conditions and prices, the Company’s liquidity and capital requirements, and alternative uses of capital. Any repurchased shares will be held as treasury stock and will be available for general corporate purposes. The repurchases may be suspended, terminated or modified at any time for any reason, including market conditions, the cost of repurchasing shares, the availability of alternative investment opportunities, liquidity, and other factors deemed appropriate. These factors may also affect the timing and amount of share repurchases. The Company is not obligated to purchase any particular number of shares. During the year ended December 31, 2021, the Company repurchased 3,342,700 shares of its common stock outstanding at an average price of $15.91 for a total of $53.2 million pursuant to the stock repurchase plan. At December 31, 2021, the maximum dollar value of shares remaining for repurchase under the plan was $8.3 million.

During the year ended December 31, 2020, the Company repurchased 885,535 shares of its common stock outstanding at an average price of $11.59 for a total of $10.3 million, pursuant to the stock repurchase plan. At December 31, 2020, there were 564,488 shares remaining for repurchase.
(19)        Revenue Recognition

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

The Company’s revenue streams that are within the scope of Topic 606 include service charges on deposit accounts, ATM and card interchange fees, investment services fees, and other miscellaneous income. Fees and service charges for customer services include: (i) service charges on deposit accounts, including account maintenance fees, overdraft fees, insufficient funds fees, wire fees, and other deposit related fees; (ii) ATM and card interchange fees, which include fees generated when a Bank cardholder uses a non-Bank ATM or a non-Bank cardholder uses a Bank ATM, and fees earned whenever the Bank's debit cards are processed through card payment networks such as Visa; and (iii) investment services fees earned through partnering with a third-party investment and brokerage service firm to provide insurance and investment products to customers. The Company's performance obligation for fees and service charges is satisfied and related revenue recognized immediately or in the month of performance of services. For the year ended December 31, 2021, other income primarily included rental income from subleasing one of the Company's branches to a third party and loan servicing fees. In prior years, other income primarily included fee income on interest rate swaps, rental income from subleasing one of the Company's branches to a third party and income and gains or losses, net, related to other real estate owned.

NORTHFIELD BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
The following table summarizes non-interest income for the periods indicated (in thousands):

	December 31,
	2021	2020	2019
Fees and service charges for customer services:
Service charges	$3,075	$2,356	$3,309
ATM and card interchange fees	1,893	1,326	1,310
Investment fees	426	285	262
Total fees and service charges for customer services	5,394	3,967	4,881
Income on bank-owned life insurance (1)	4,103	3,774	7,023
Gains on available-for-sale debt securities, net (1)	1,495	327	514
Gains on trading securities, net (1)	1,703	1,601	1,988
Gains on sale of loans (1)	1,401	665	—
Other (1)	357	1,138	402
Total non-interest income	$14,453	$11,472	$14,808

(1) Not within the scope of Topic 606
(20)        Leases

The Company’s leases primarily relate to real estate property for branches and office space with terms extending from one month up to 33.5 years. At December 31, 2021, all of the Company's leases are classified as operating leases, which are required to be recognized on the consolidated statements of financial condition as a right-of-use asset and a corresponding lease liability.

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

At December 31, 2021, the Company’s operating lease right-of-use assets and operating lease liabilities included in the consolidated balance sheet were $33.9 million and $39.9 million, respectively. At December 31, 2020, the Company’s operating lease right-of-use assets and operating lease liabilities included in the consolidated balance sheet were $36.7 million and $42.7 million, respectively. Operating lease expense is recognized on a straight-line basis over the lease term, while variable lease payments are recognized as incurred. Variable lease payments include common area maintenance charges, real estate taxes, repairs and maintenance costs and utilities. Operating and variable lease expenses are recorded in occupancy expense in the consolidated statements of comprehensive income.

NORTHFIELD BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Supplemental lease information at or for the years ended December 31, 2021 and 2020 is as follows (dollars in thousands):

	At or for the Year Ended
	December 31, 2021	December 31, 2020	December 31, 2019
Operating lease cost	$5,797	$6,160	$6,119
Variable lease cost	4,092	3,276	2,813
Net lease cost	$9,889	$9,436	$8,932
Cash paid for amounts included in measurement of operating lease liabilities	$6,538	$6,490	$5,901
Right-of-use assets obtained in exchange for new operating lease liabilities	$1,596	$3,568	$1,013
Weighted average remaining lease term (in years)	11.84 years	12.28 years	12.77 years
Weighted average discount rate	3.55%	3.60%	3.62%
The following table summarizes lease payment obligations for each of the next five years and thereafter in addition to a reconcilement to the Company's current lease liability (dollars in thousands):

Year	Amount
2022	$5,923
2023	5,803
2024	5,372
2025	5,024
2026	4,253
Thereafter	24,128
Total lease payments	50,503
Less: imputed interest	(10,652)
Present value of lease liabilities	$39,851
Net rental expense included in occupancy expense was approximately $5.9 million, $8.0 million, and $6.8 million for the years ended December 31, 2021, 2020, and 2019, respectively. Included in rental expense for the years ended December 31, 2020 and 2019 is approximately $1.8 million and $579,000 of accelerated rental expense related to the branch consolidations.

As of December 31, 2021, the Company had not entered into any leases that have not yet commenced.
(21)        Derivatives

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

At December 31, 2021, the Company had seven interest rate swaps with a notional amount of $38.1 million. At December 31, 2020, the Company had seven interest rate swaps with a notional amount of $39.2 million. For the years ended December 31, 2021 and 2020, the Company recorded fee income of approximately $0 and $797,000, respectively.

The table below presents the fair value of derivatives as well as their location on the consolidated balance sheets (in thousands):

	Fair Value
	December 31,
Balance Sheet Location	2021	2020
Other assets	$923	$1,498
Other liabilities	925	1,502

NORTHFIELD BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(22)    Parent-only Financial Information

The following condensed parent company-only financial information reflects Northfield Bancorp, Inc.’s investment in its wholly-owned consolidated subsidiary, Northfield Bank, using the equity method of accounting.

Northfield Bancorp, Inc.
Condensed Balance Sheets

	December 31,
	2021	2020
	(in thousands)
Assets
Cash in Northfield Bank	$14,411	$21,456
Interest-earning deposits in other financial institutions	—	21
Investment in Northfield Bank	703,036	711,441
ESOP loan receivable	19,283	20,836
Other assets	3,412	474
Total assets	$740,142	$754,228
Liabilities and Stockholders' Equity
Total liabilities	$259	$247
Total stockholders' equity	739,883	753,981
Total liabilities and stockholders' equity	$740,142	$754,228

Northfield Bancorp, Inc.
 Condensed Statements of Comprehensive Income

	Years Ended
	December 31,
	2021	2020	2019
	(in thousands)
Interest on ESOP loan	$677	$1,043	$1,263
Interest income on deposits in other financial institutions	18	129	229
Gains on securities, net	—	—	10
Undistributed earnings of Northfield Bank	70,956	37,544	40,012
Total income	71,651	38,716	41,514
Other expenses	831	1,647	863
Income tax expense	166	81	416
Total expenses	997	1,728	1,279
Net income	$70,654	$36,988	$40,235
Comprehensive income:
Net income	$70,654	$36,988	$40,235
Other comprehensive (loss) income, net of tax	(11,097)	8,461	13,846
Comprehensive income	$59,557	$45,449	$54,081

NORTHFIELD BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Northfield Bancorp, Inc.
 Condensed Statements of Cash Flows

	December 31,
	2021	2020	2019
	(in thousands)
Cash flows from operating activities
Net income	$70,654	$36,988	$40,235
Adjustments to reconcile net income to net cash used in operating activities:
Increase in other assets	(4,034)	(1,008)	(1,073)
Gains on securities, net	—	—	(10)
Increase (decrease) in other liabilities	12	(1,499)	(36)
Undistributed earnings of Northfield Bank	(70,956)	(37,544)	(40,012)
Net cash used in operating activities	(4,324)	(3,063)	(896)
Cash flows from investing activities
Cash and cash equivalents acquired in business acquisition	—	5,903	—
Dividends from Northfield Bank	69,916	16,174	41,277
Net cash provided by investing activities	69,916	22,077	41,277
Cash flows from financing activities
Principal payments on ESOP loan receivable	1,553	1,061	1,065
Purchase of treasury stock	(53,321)	(10,405)	(15,815)
Dividends paid	(24,299)	(21,476)	(20,198)
Exercise of stock options	3,409	175	5,770
Net cash used in financing activities	(72,658)	(30,645)	(29,178)
Net (decrease) increase in cash and cash equivalents	(7,066)	(11,631)	11,203
Cash and cash equivalents at beginning of year	21,477	33,108	21,905
Cash and cash equivalents at end of year	$14,411	$21,477	$33,108

NORTHFIELD BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(23)        Selected Quarterly Financial Data (Unaudited)

The following tables are a summary of certain quarterly financial data for the years ended December 31, 2021 and 2020:

	2021 Quarter Ended
	March 31	June 30	September 30	December 31
	(Dollars in thousands, except per share data)
Selected Operating Data:
Interest income	$45,067	$43,236	$42,146	$41,849
Interest expense	4,891	4,549	3,729	3,480
Net interest income	40,176	38,687	38,417	38,369
(Benefit)/provision for credit losses	(2,374)	(3,701)	(148)	39
Net interest income after (benefit)/provision for credit losses	42,550	42,388	38,565	38,330
Other income	2,636	4,916	2,628	4,273
Other expenses	19,563	19,871	19,035	20,690
Income before income tax expense	25,623	27,433	22,158	21,913
Income tax expense	6,946	7,639	6,078	5,810
Net income	$18,677	$19,794	$16,080	$16,103
Net income per basic common share	$0.38	$0.40	$0.33	$0.34
Net income per diluted common share	$0.38	$0.40	$0.33	$0.34

	2020 Quarter Ended
	March 31	June 30	September 30	December 31
	(Dollars in thousands, except per share data)
Selected Operating Data:
Interest income	$42,732	$40,911	$41,457	$43,045
Interest expense	12,799	10,681	8,849	6,008
Net interest income	29,933	30,230	32,608	37,037
Provision for loan losses	8,183	1,921	165	2,473
Net interest income after provision for loan losses	21,750	28,309	32,443	34,564
Other income	108	4,238	3,022	4,104
Other expenses	15,682	17,855	23,788	21,188
Income before income tax expense	6,176	14,692	11,677	17,480
Income tax expense	1,625	3,899	3,095	4,418
Net income	$4,551	$10,793	$8,582	$13,062
Net income per basic common share	$0.10	$0.23	$0.17	$0.26
Net income per diluted common share	$0.10	$0.23	$0.17	$0.26

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Steven M. Klein, our Chairman, President and Chief Executive Officer, and William R. Jacobs, our Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) or (the Exchange Act) as of December 31, 2021.  Based upon their evaluation, they each found that our disclosure controls and procedures were effective as of that date.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013).  Based on our assessment we conclude that, as of December 31, 2021, the Company’s internal control over financial reporting was effective based on those criteria.

The Company’s independent registered public accounting firm that audited the consolidated financial statements has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021, and it is included in Item 8, under Part II of this Annual Report on Form 10-K.  This report appears on page 75 of this document.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fourth quarter of 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

None.

ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not Applicable.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The sections of the Company’s definitive proxy statement for the Company’s 2022 Annual Meeting of the Stockholders (the “2022 Proxy Statement”) entitled “Corporate Governance and Board Matters -Board of Directors, Leadership Structure, Role in Risk Oversight, Meetings and Standing Committees,” “-Director and Director Nominee Evaluation Process,” “-Director Nominees,” “- Directors Continuing in Office,” “- Codes of Conduct and Ethics,” “-Executive Officers who are not Directors” and “Other Information - Delinquent Section 16(a) Reports,” are incorporated herein by reference.

ITEM 11.    EXECUTIVE COMPENSATION

The sections of the Company’s 2022 Proxy Statement entitled “Corporate Governance and Board Matters-Board of Directors, Leadership Structure, Role in Risk Oversight, Meetings and Standing Committees” and “-Transactions with Certain Related Persons” are incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The section of the Company’s 2022 Proxy Statement entitled “Proposal 1 - Election of Directors” is incorporated herein by reference.

Set forth below is information as of December 31, 2021, with respect to compensation plans (other than our employee stock ownership plan) under which equity securities of the Company are authorized for issuance:

	Equity Compensation Plan Information
	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights(1)	Number of Securities Remaining Available for Future Issuance Under Stock-Based Compensation Plans (Excluding Securities Reflected in First Column)(2)
Equity compensation plans approved by security holders	1,769,979	$13.95	4,737,701
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	1,769,979	$13.95	4,737,701
(1) Represents the weighted average exercise price of outstanding options at December 31, 2021.
(2) To the extent an equity award is issued in the form of a restricted stock grant, or restricted stock unit, the number of stock options/SARs that can be granted is reduced by 4.5.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The sections of the Company’s 2022 Proxy Statement entitled “Corporate Governance and Board Matters-Transactions with Certain Related Persons” and “Board of Directors, Leadership Structure, Role in Oversight, Meetings and Standing Committees - Board of Directors” are incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

Our independent registered public accounting firm is KPMG, LLP, Short Hills, New Jersey, PCAOB Firm ID: 185

The sections of the Company’s 2022 Proxy Statement entitled “Audit-Related Matters-Policy for Approval of Audit and Permitted Non-audit Services” and “Auditor Fees and Services” are incorporated herein by reference.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)(1)  Financial Statements
    The following documents are filed as part of this Annual Report on Form 10-K.
(A) Reports of Independent Registered Public Accounting Firm
(B) Consolidated Balance Sheets - at December 31, 2021, and 2020
(C) Consolidated Statements of Comprehensive Income - Years ended December 31, 2021, 2020, and 2019
(D) Consolidated Statements of Changes in Stockholders’ Equity - Years ended December 31, 2021, 2020, and 2019
(E) Consolidated Statements of Cash Flows - Years ended December 31, 2021, 2020, and 2019
(F) Notes to Consolidated Financial Statements

(a)(2)  Exhibits

3.1	Certificate of Incorporation of Northfield Bancorp, Inc. (4)
3.2	Bylaws of Northfield Bancorp, Inc. (4)
4.1	Form of Common Stock Certificate of Northfield Bancorp, Inc. (4)
4.2	Description of Registrant's Securities (16)
10.1	Short Term Disability and Long Term Disability for Senior Management (1) †
10.2	Northfield Bank Non-Qualified Deferred Compensation Plan (3) †
10.3	Northfield Bank Non-Qualified Supplemental Employee Stock Ownership Plan (3) †
10.4	Amendment to Northfield Bank Non-Qualified Deferred Compensation Plan (5) †
10.5	Amendment to Northfield Bank Non-Qualified Supplemental Employee Stock Ownership Plan (5) †
10.6	Group Term Replacement Plan (6) †
10.7	Northfield Bancorp, Inc. 2014 Equity Incentive Plan (7) †
10.8	Form of Employee Stock Option Award Agreement under the 2014 Equity Incentive Plan with the Exception of Steven M. Klein (8) †
10.9	Form of Amendment to Restricted Stock Award and Stock Option Agreements to Participants of the 2014 Equity Incentive Plan (2) †
10.10	Form of Employee Stock Option Award Agreement under the 2014 Equity Incentive Plan with the Exception of Steven M. Klein (9) †
10.11	Form of Employee Stock Option Award Agreement under the 2014 Equity Incentive Plan with Steven M. Klein (9) †
10.12	Form of Director Non-Statutory Stock Option Award Agreement under the 2014 Equity Incentive Plan (9) †
10.13	Northfield Bancorp, Inc. 2019 Equity Incentive Plan (10) †
10.14	Form of CEO Time-Based Restricted Stock Award Agreement under the 2019 Equity Incentive Plan (11) †
10.15	Form of Executive Vice President Time-Based Restricted Stock Award Agreement under the 2019 Equity Incentive Plan (11) †
10.16	Form of Employee (Below Executive Vice President) Time-Based Restricted Stock Award Agreement under the 2019 Equity Incentive Plan (11) †
10.17	Form of CEO Restricted Stock Unit Agreement (Performance-Based Vesting) under the 2019 Equity Incentive Plan (11) †
10.18	Form of Executive Vice President Restricted Stock Unit Agreement (Performance-Based Vesting) under the 2019 Equity Incentive Plan (11) †
10.19	Form of Director Stock Option Agreement (Time-Based Vesting) under the 2019 Equity Incentive Plan (11) †
10.20	Form of Incentive Employee Stock Option Agreement (Time-Based Vesting) under the 2019 Equity Incentive Plan (11) †
10.21	Form of President and Chief Executive Officer Time-Based Restricted Stock Award Agreement under the 2019 Equity Incentive Plan (12) †
10.22	Form of Executive Vice President Time-Based Restricted Stock Award Agreement under the 2019 Equity Incentive Plan (12) †
10.23	Form of Employee (Below Executive Vice President) Time-Based Restricted Stock Award Agreement under the 2019 Equity Incentive Plan (12) †
10.24	Form of President and Chief Executive Officer Restricted Stock Unit Agreement (Performance-Based Vesting) under the 2019 Equity Incentive Plan (12) †

10.25	Form of Executive Vice President Restricted Stock Unit Agreement (Performance-Based Vesting) under the 2019 Equity Incentive Plan (12) †
10.26	Northfield Bancorp, Inc. 2021 Executive Management Cash Incentive Plan (13) †
10.27	Form of Amendment to Employment Agreement for Steven M. Klein, William R. Jacobs, Tara L. French, David V. Fasanella, and Robin Lefkowitz (14) †
10.28	Form of Director Time-Based Restricted Stock Award Agreement under the 2019 Equity Incentive Plan (15) †
10.29	Form of President and Chief Executive Officer Time-Based Restricted Stock Award Agreement under the 2019 Equity Incentive Plan (15) †
10.30	Form of Executive Vice President Time-Based Restricted Stock Award Agreement under the 2019 Equity Incentive Plan (15) †
10.31	Form of Employee (Below Executive Vice President) Time-Based Restricted Stock Award Agreement under the 2019 Equity Incentive Plan (15) †
10.32	Form of President and Chief Executive Officer Restricted Stock Unit Agreement (Performance-Based Vesting) under the 2019 Equity Incentive Plan (15) †
10.33	Form of Executive Vice President Restricted Stock Unit Agreement (Performance-Based Vesting) under the 2019 Equity Incentive Plan (15) †
10.34	Northfield Bancorp, Inc. 2022 Executive Management Cash Incentive Plan (15) †
10.35	Northfield Bancorp, Inc. Management Cash Incentive Governing Plan, amended January 26, 2022 (15) †
21	Subsidiaries of Registrant (1)
23	Consent of KPMG LLP *
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101
The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Statements of Changes in Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).

†     Management contract or compensation plan or arrangement.
*     Filed herewith.

(1)    Incorporated by reference to the Registration Statement on Form S-1 of Northfield Bancorp, Inc. (File No. 333-143643), originally filed with the Securities and Exchange Commission on June 11, 2007.

(2)    Incorporated by reference to Northfield Bancorp, Inc.’s Current Report on Form 8-K, dated  December 17, 2014, filed with the Securities and Exchange Commission on December 23, 2014 (File Number 001-35791).

(3)    Incorporated by reference to Northfield Bancorp, Inc.’s Annual Report on Form 10-K, dated December 31, 2007, filed with the Securities and Exchange Commission on March 31, 2008 (File Number 001-33732).

(4)    Incorporated by reference to the Registration Statement on Form S-1 of Northfield Bancorp, Inc. (File No. 333-181995), originally filed with the Securities and Exchange Commission on June 8, 2012.

(5)    Incorporated by reference to Northfield Bancorp, Inc.’s Annual Report on Form 10-K, dated December 31, 2008, filed with the Securities and Exchange Commission on March 16, 2009 (File Number 001-33732).

(6)    Incorporated by reference to Northfield Bancorp, Inc.’s Current Report on Form 8-K, dated April 28, 2010, filed with the Securities and Exchange Commission on April 29, 2010 (File Number 001-33732).

(7)    Incorporated by reference to Appendix A of Northfield Bancorp, Inc.’s Definitive Proxy Statement for the 2014 Annual Meeting of Stockholders (File No. 001-35791) as filed with the Securities and Exchange Commission on April 25, 2014.

(8)     Incorporated by reference to Northfield Bancorp, Inc.’s Quarterly Report on Form 10-Q, dated June 30, 2014, filed with the Securities and Exchange Commission on August 11, 2014 (File Number 001-35791).

(9)     Incorporated by reference to Northfield Bancorp, Inc.’s Quarterly Report on Form 10-Q, dated June 30, 2015, filed with the Securities and Exchange Commission on August 10, 2015 (File Number 001-35791).

(10)     Incorporated by reference to Appendix A of Northfield Bancorp, Inc.’s Definitive Proxy Statement for the 2019 Annual Meeting of Stockholders, filed with the Securities and Exchange Commission on April 9, 2019 (File Number 001-35791).

(11)    Incorporated by reference to Northfield Bancorp, Inc.’s Current Report on Form 8-K, dated February 17, 2020, filed with the Securities and Exchange Commission on February 21, 2020 (File Number 001-35791).

(12)    Incorporated by reference to Northfield Bancorp, Inc.’s Current Report on Form 8-K dated January 29, 2021, filed with the Securities and Exchange Commission on February 4, 2021 (File Number 001-35791).

(13)    Incorporated by reference to Northfield Bancorp, Inc.’s Current Report on Form 8-K dated February 24, 2021, filed with the Securities and Exchange Commission on March 2, 2021 (File Number 001-35791).

(14)    Incorporated by reference to Northfield Bancorp, Inc.’s Quarterly Report on Form 10-Q dated September 30, 2021, 2021, filed with the Securities and Exchange Commission on November 9, 2021 (File Number 001-35791).
(15)    Incorporated by reference to Northfield Bancorp, Inc.’s Current Report on Form 8-K dated January 26, 2022, filed with the Securities and Exchange Commission on February 1, 2022 (File Number 001-35791).

(16)    Incorporated by reference to Northfield Bancorp, Inc.’s Annual Report on Form 10-K dated December 31, 2019, filed with the Securities and Exchange Commission on March 2, 2020 (File Number 001-35791).

ITEM 16.    FORM 10-K SUMMARY

Not Applicable.

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTHFIELD BANCORP, INC.

Date:	March 1, 2022	By:	/s/ Steven M. Klein
Steven M. Klein
Chairman, President and Chief Executive Officer
(Duly Authorized Representative)

    Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Steven M. Klein	Chairman, President and Chief Executive Officer (Principal Executive Officer)	March 1, 2022
Steven M. Klein

/s/ William R. Jacobs	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 1, 2022
William R. Jacobs

/s/ Annette Catino	Director	March 1, 2022
Annette Catino

/s/ Gil Chapman	Director	March 1, 2022
Gil Chapman

/s/ John P. Connors, Jr	Director	March 1, 2022
John P. Connors, Jr.

/s/ Timothy C. Harrison	Director	March 1, 2022
Timothy C. Harrison

/s/ Karen J. Kessler	Director	March 1, 2022
Karen J. Kessler

/s/ Gualberto Medina	Director	March 1, 2022
Gualberto Medina

/s/ Frank P. Patafio	Director	March 1, 2022
Frank P. Patafio

/s/ Patrick L. Ryan	Director	March 1, 2022
Patrick L. Ryan

/s/ Paul V. Stahlin	Director	March 1, 2022
Paul V. Stahlin