Form 10-Q
period 2022-03-31
Northfield Bancorp, Inc.
filed 2022-05-10
CIK 1493225

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022
or
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
As of April 30, 2022, the registrant had 48,898,255 shares of Common Stock, par value $0.01 per share, issued and outstanding.

NORTHFIELD BANCORP, INC.
Form 10-Q Quarterly Report

PART I
ITEM 1.     FINANCIAL STATEMENTS

NORTHFIELD BANCORP, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited) (In thousands, except share amounts)

	March 31, 2022	December 31, 2021
ASSETS:
Cash and due from banks	$16,053	$18,191
Interest-bearing deposits in other financial institutions	119,461	72,877
Total cash and cash equivalents	135,514	91,068
Trading securities	12,156	13,461
Debt securities available-for-sale, at estimated fair value (with no allowance for credit losses at March 31, 2022 and December 31, 2021)	1,154,277	1,208,237
Debt securities held-to-maturity, at amortized cost	5,243	5,283
(estimated fair value of $5,182 at March 31, 2022, and $5,475 at December 31, 2021, with no allowance for credit losses at March 31, 2022 and December 31, 2021)
Equity securities	7,883	5,342
Loans held-for-investment, net	3,898,581	3,806,617
Less: allowance for credit losses	(39,274)	(38,973)
Net loans held-for-investment	3,859,307	3,767,644
Accrued interest receivable	14,591	14,572
Bank-owned life insurance	165,336	164,500
Federal Home Loan Bank (“FHLB”) of New York stock, at cost	21,211	22,336
Operating lease right-of-use assets	32,813	33,943
Premises and equipment, net	25,356	25,937
Goodwill	41,012	41,012
Other assets	41,591	37,207
Total assets	$5,516,290	$5,430,542
LIABILITIES AND STOCKHOLDERS’ EQUITY:
LIABILITIES:
Deposits	$4,302,866	$4,169,334
Securities sold under agreements to repurchase	50,000	50,000
FHLB advances and other borrowings	347,877	371,755
Operating lease liabilities	38,610	39,851
Advance payments by borrowers for taxes and insurance	30,032	24,909
Accrued expenses and other liabilities	31,507	34,810
Total liabilities	4,800,892	4,690,659
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value: 25,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value: 150,000,000 shares authorized, 64,770,875 shares issued at
March 31, 2022 and December 31, 2021, 48,910,192 and 49,266,733 outstanding at March 31, 2022 and December 31, 2021, respectively	648	648
Additional paid-in-capital	588,131	589,972
Unallocated common stock held by employee stock ownership plan	(16,822)	(17,058)
Retained earnings	389,387	381,361
Accumulated other comprehensive (loss) income	(23,289)	2,063
Treasury stock at cost: 15,860,683 and 15,504,142 shares at March 31, 2022 and December 31, 2021, respectively	(222,657)	(217,103)
Total stockholders’ equity	715,398	739,883
Total liabilities and stockholders’ equity	$5,516,290	$5,430,542

See accompanying notes to unaudited consolidated financial statements.

NORTHFIELD BANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Unaudited) (In thousands, except per share data)

	Three Months Ended March 31,
	2022	2021
Interest income:
Loans	$36,721	$41,277
Mortgage-backed securities	2,475	2,959
Other securities	695	424
FHLB of New York dividends	245	370
Deposits in other financial institutions	58	37
Total interest income	40,194	45,067
Interest expense:
Deposits	1,159	1,870
Borrowings	2,166	3,021
Total interest expense	3,325	4,891
Net interest income	36,869	40,176
Provision/(benefit) for credit losses	403	(2,374)
Net interest income after provision/(benefit) for credit losses	36,466	42,550
Non-interest income:
Fees and service charges for customer services	1,331	1,197
Income on bank-owned life insurance	839	848
Gains on available-for-sale debt securities, net	264	97
(Losses)/gains on trading securities, net	(802)	364
Other	81	130
Total non-interest income	1,713	2,636
Non-interest expense:
Compensation and employee benefits	9,507	10,532
Occupancy	3,408	3,701
Furniture and equipment	426	437
Data processing	1,713	1,632
Professional fees	908	906
Advertising	433	465
Federal Deposit Insurance Corporation insurance	357	375
Other	1,957	1,515
Total non-interest expense	18,709	19,563
Income before income tax expense	19,470	25,623
Income tax expense	5,343	6,946
Net income	$14,127	$18,677
Net income per common share:
Basic	$0.30	$0.38
Diluted	$0.30	$0.38

See accompanying notes to unaudited consolidated financial statements.

NORTHFIELD BANCORP, INC. CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME - (Continued) (Unaudited) (In thousands)

	Three Months Ended March 31,
	2022	2021
Net income	$14,127	$18,677
Other comprehensive loss:
Unrealized losses on debt securities available-for-sale:
Net unrealized holding losses	(34,894)	(1,144)
Less: reclassification adjustment for net gains included in net income	(264)	(97)
Net unrealized losses	(35,158)	(1,241)
Post-retirement benefits adjustment	(48)	—
Other comprehensive loss, before tax	(35,206)	(1,241)
Income tax benefit related to net unrealized holding losses on debt securities available-for-sale	9,767	321
Income tax expense related to reclassification adjustment for gains included in net income	74	27
Income tax expense related to post retirement benefit adjustment	13	—
Other comprehensive loss, net of tax	(25,352)	(893)
Comprehensive (loss) income	$(11,225)	$17,784

See accompanying notes to unaudited consolidated financial statements.

NORTHFIELD BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Three Months Ended March 31, 2022 and 2021
(Unaudited) (In thousands, except share data)

	Common Stock
	Shares Outstanding	Par Value	Additional Paid-in Capital	Unallocated Common Stock Held by the Employee Stock Ownership Plan	Retained Earnings	Accumulated Other Comprehensive Income (loss) Net of tax	Treasury Stock	Total Stockholders' Equity
Balance at December 31, 2020	52,209,897	$648	$590,506	$(18,529)	$338,093	$13,160	$(169,897)	$753,981
Cumulative adjustment for adoption of ASU 2016-13					(3,087)			(3,087)
Balance at January 1, 2021	52,209,897	648	590,506	(18,529)	335,006	13,160	(169,897)	750,894
Net income					18,677			18,677
Other comprehensive loss, net of tax						(893)		(893)
ESOP shares allocated or committed to be released			169	243				412
Stock compensation expense			244					244
Restricted stock issuance	147,307		(1,821)				1,821	—
Restricted stock forfeitures	(1,674)		26				(26)	—
Exercise of stock options, net	54,990		64				744	808
Cash dividends declared and paid ($0.11 per common share)					(5,447)			(5,447)
Repurchase of treasury stock (average cost of $13.64 per share)	(742,323)						(10,130)	(10,130)
Balance at March 31, 2021	51,668,197	$648	$589,188	$(18,286)	$348,236	$12,267	$(177,488)	$754,565

Balance at December 31, 2021	49,266,733	$648	$589,972	$(17,058)	$381,361	$2,063	$(217,103)	$739,883
Net income					14,127			14,127
Other comprehensive loss, net of tax						(25,352)		(25,352)
ESOP shares allocated or committed to be released			215	236				451
Stock compensation expense			396					396
Restricted stock issuance	157,416		(2,484)				2,484	—
Restricted stock forfeitures	(2,875)		40				(40)	—
Exercise of stock options, net	17,040		(8)				239	231
Cash dividends declared and paid ($0.13 per common share)					(6,101)			(6,101)
Repurchase of treasury stock (average cost of $15.60 per share)	(528,122)						(8,237)	(8,237)
Balance at March 31, 2022	48,910,192	$648	$588,131	$(16,822)	$389,387	$(23,289)	$(222,657)	$715,398

See accompanying notes to unaudited consolidated financial statements.

NORTHFIELD BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (In thousands)

	Three Months Ended March 31,
	2022	2021
Net income	$14,127	$18,677
Adjustments to reconcile net income to net cash provided by operating activities:
Provision (benefit) for credit losses	403	(2,374)
ESOP and stock compensation expense	847	656
Depreciation	946	972
Amortization of premiums, and deferred loan costs, net of (accretion) discounts, and deferred loan fees	2,608	564
Amortization of intangible assets	53	50
Amortization of operating lease right-of-use assets	1,130	1,079
Income on bank-owned life insurance	(839)	(848)
Net gain on sale of loans held-for-sale	—	(39)
Gains on available-for-sale debt securities, net	(264)	(97)
Losses (gains) on trading securities, net	802	(364)
Net sales of trading securities	503	513
Increase in accrued interest receivable	(19)	(63)
Decrease in other assets	2,604	2,905
Decrease in accrued expenses and other liabilities	(3,303)	(1,433)
Net cash provided by operating activities	19,598	20,198
Cash flows from investing activities:
Net increase in loans receivable	(91,853)	(107,720)
Proceeds from sale of loans held-for-sale	—	23,537
Redemptions of FHLB of New York stock	1,125	—
Purchases of debt securities available-for-sale	(138,982)	(103,743)
Purchases of equity securities	(2,541)	(220)
Principal payments and maturities on debt securities available-for-sale	113,767	152,892
Principal payments and maturities on debt securities held-to-maturity	37	306
Proceeds from sale of debt securities available-for-sale	41,464	5,942
Proceeds from bank-owned life insurance	1,526	—
Purchases and improvements of premises and equipment	(365)	(293)
Net cash used in investing activities	(75,822)	(29,299)
Cash flows from financing activities:
Net increase in deposits	133,532	59,165
Dividends paid	(6,101)	(5,447)
Exercise of stock options	231	808
Purchase of treasury stock	(8,237)	(10,130)
Increase in advance payments by borrowers for taxes and insurance	5,123	4,350
Proceeds from securities sold under agreements to repurchase and other borrowings	1,122	381
Repayments related to securities sold under agreements to repurchase and other borrowings	(25,000)	—
Net cash provided by financing activities	100,670	49,127
Net increase in cash and cash equivalents	44,446	40,026
Cash and cash equivalents at beginning of period	91,068	87,544
Cash and cash equivalents at end of period	$135,514	$127,570

See accompanying notes to unaudited consolidated financial statements

NORTHFIELD BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)
(Unaudited) (In thousands)

	Three Months Ended March 31,
	2022	2021
Supplemental cash flow information:
Cash paid during the period for:
Interest	$3,418	$5,042
Income taxes	827	496
Non-cash transactions:
Loan charge-offs, net	102	2,389
Transfer of loans held-for-investment to loans held-for-sale at fair value	—	5,215
Transfer of loans held-for-sale at fair value to loans held-for-investment	—	1,612
Transfer of loans held-for-investment to other real estate owned	—	100

See accompanying notes to unaudited consolidated financial statements.

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements
Note 1 – Consolidated Financial Statements
Basis of Presentation

The consolidated financial statements are comprised of the accounts of Northfield Bancorp, Inc. and its wholly owned subsidiaries, Northfield Investments, Inc. and Northfield Bank (the “Bank”), and the Bank’s wholly-owned subsidiaries, NSB Services Corp. and NSB Realty Trust (collectively the “Company”). All significant intercompany accounts and transactions have been eliminated in consolidation.

In the opinion of management, all adjustments (consisting solely of normal and recurring adjustments) necessary for the fair presentation of the consolidated balance sheets and the consolidated statements of comprehensive income for the unaudited periods presented have been included. The results of operations and other data presented for the three months ended March 31, 2022 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2022 or for any other period. Whenever necessary, certain prior year amounts are reclassified to conform to the current year presentation.
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

Certain information and note disclosures usually included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for the preparation of interim financial statements. The consolidated financial statements presented should be read in conjunction with the audited consolidated financial statements and notes to consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC.

Note 2 – Debt Securities Available-for-Sale
The following is a comparative summary of mortgage-backed securities and other debt securities available-for-sale at March 31, 2022, and December 31, 2021 (in thousands):

	March 31, 2022
		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
	cost	gains	losses	value
U.S. Government agency securities	$76,572	$—	$(952)	$75,620
Mortgage-backed securities:
Pass-through certificates:
Government sponsored enterprises ("GSEs")	584,788	1,339	(21,737)	564,390
Real estate mortgage investment conduits ("REMICs"):
GSE	317,373	100	(6,370)	311,103
	902,161	1,439	(28,107)	875,493
Other debt securities:
Municipal bonds	52	—	—	52
Corporate bonds	207,929	75	(4,892)	203,112
	207,981	75	(4,892)	203,164
Total debt securities available-for-sale	$1,186,714	$1,514	$(33,951)	$1,154,277

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

	December 31, 2021
		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
	cost	gains	losses	value
U.S. Government agency securities	$2,344	$—	$(54)	$2,290
Mortgage-backed securities:
Pass-through certificates:
GSE	579,035	5,233	(2,862)	581,406
REMICs:
GSE	390,755	2,398	(1,443)	391,710
	969,790	7,631	(4,305)	973,116
Other debt securities:
Municipal bonds	71	1	—	72
Corporate bonds	233,311	192	(744)	232,759
	233,382	193	(744)	232,831
Total debt securities available-for-sale	$1,205,516	$7,824	$(5,103)	$1,208,237
The following is a summary of the expected maturity distribution of debt securities available-for-sale, other than mortgage-backed securities, at March 31, 2022 (in thousands):

Available-for-sale	Amortized cost	Estimated fair value
Due in one year or less	$118,900	$117,947
Due after one year through five years	164,080	159,377
Due after five years through ten years	1,573	1,460
	$284,553	$278,784
 Contractual maturities for mortgage-backed securities are not included above, as expected maturities on mortgage-backed securities may differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without penalties.

Certain debt securities available-for-sale are pledged or encumbered to secure borrowings under Pledge Agreements and Repurchase Agreements and for other purposes required by law. At March 31, 2022 and December 31, 2021, the fair value of debt securities available-for-sale that were pledged to secure borrowings and deposits was $546.4 million and $522.1 million, respectively.

For the three months ended March 31, 2022, the Company had gross proceeds of $41.5 million on sales and calls of debt securities available-for-sale, with gross realized gains of $264,000 related to the sales of securities and no gross realized losses. For the three months ended March 31, 2021, the Company had gross proceeds of $5.9 million on sales and calls of debt securities available-for-sale, with gross realized gains of $97,000 related to sales of securities and no gross realized losses. The Company recognized net losses of $802,000 on its trading securities portfolio during the three months ended March 31, 2022, and net gains of $364,000 during the three months ended March 31, 2021.

Gross unrealized losses on mortgage-backed securities and other debt securities available-for-sale, and the estimated fair value of the related securities, aggregated by security category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2022 and December 31, 2021, were as follows (in thousands):

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

	March 31, 2022
	Less than 12 months		12 months or more		Total
	Unrealized	Estimated	Unrealized	Estimated	Unrealized	Estimated
	losses	fair value	losses	fair value	losses	fair value
U.S. Government agency securities	$(839)	$74,161	$(113)	$1,459	$(952)	$75,620
Mortgage-backed securities:
Pass-through certificates:
GSE	(21,102)	456,299	(635)	12,716	(21,737)	469,015
REMICs:
GSE	(3,531)	211,385	(2,839)	66,845	(6,370)	278,230
Other debt securities:
Corporate bonds	(3,738)	158,396	(1,154)	13,856	(4,892)	172,252
Total	$(29,210)	$900,241	$(4,741)	$94,876	$(33,951)	$995,117

	December 31, 2021
	Less than 12 months		12 months or more		Total
	Unrealized	Estimated	Unrealized	Estimated	Unrealized	Estimated
	losses	fair value	losses	fair value	losses	fair value
U.S. Government agency securities	$—	$—	$(54)	$2,290	$(54)	$2,290
Mortgage-backed securities:
Pass-through certificates:
GSE	(2,543)	417,291	(318)	14,625	(2,861)	431,916
REMICs:
GSE	(1,350)	125,725	(94)	4,413	(1,444)	130,138
Other debt securities:
Corporate bonds	(744)	146,853	—	—	(744)	146,853
Total	$(4,637)	$689,869	$(466)	$21,328	$(5,103)	$711,197

The Company held 17 pass-through mortgage-backed securities issued or guaranteed by GSEs, 29 REMIC mortgage-backed securities issued or guaranteed by GSEs, two corporate bonds, and one U.S. Government agency security that were in a continuous unrealized loss position of twelve months or greater at March 31, 2022. There were 58 pass-through mortgage-backed securities issued or guaranteed by GSEs, 53 REMIC mortgage-backed securities issued or guaranteed by GSEs, 25 corporate bonds and four U.S. Government agency securities that were in an unrealized loss position of less than twelve months at March 31, 2022. All securities referred to above were rated investment grade at March 31, 2022.

Available for sale debt securities in unrealized loss positions are evaluated for impairment related to credit losses on a quarterly basis. In performing an assessment of whether any decline in fair value is due to a credit loss, the Company considers the extent to which the fair value is less than the amortized cost, changes in credit ratings, any adverse economic conditions, as well as all relevant information at the individual security level such as credit deterioration of the issuer or collateral underlying the security. In assessing the impairment, the Company compares the present value of cash flows expected to be collected with the amortized cost basis of the security. If it is determined that the decline in fair value was due to credit losses, an allowance for credit losses is recorded, limited to the amount the fair value is less than amortized cost basis. The Company did not recognize any allowance for credit losses on its available-for-sale debt securities as of March 31, 2022 or December 31, 2021.

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

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)
The Company has made the accounting policy election to exclude accrued interest receivable on available-for-sale securities from the estimate of credit losses. Accrued interest receivable associated with debt securities available-for-sale totaling $2.3 million and $2.5 million, respectively, at March 31, 2022 and December 31, 2021 was reported in accrued interest receivable on the consolidated balance sheets.

Note 3 – Debt Securities Held-to-Maturity

The following is a summary of mortgage-backed securities held-to-maturity at March 31, 2022 and December 31, 2021 (in thousands):

	March 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Mortgage-backed securities:
Pass-through certificates:
GSE	$5,243	$14	$(75)	$5,182
Total securities held-to-maturity	$5,243	$14	$(75)	$5,182

	December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Mortgage-backed securities:
Pass-through certificates:
GSE	$5,283	$192	$—	$5,475
Total securities held-to-maturity	$5,283	$192	$—	$5,475

Contractual maturities for mortgage-backed securities are not presented, as expected maturities on mortgage-backed securities may differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without penalties. There were no sales of held-to-maturity securities for the three months ended March 31, 2022 or March 31, 2021.

At both March 31, 2022 and December 31, 2021, debt securities held-to-maturity with a carrying value of $2.1 million were pledged to secure borrowings and deposits.

Gross unrealized losses on mortgage-backed securities held-to-maturity, and the estimated fair value of the related securities, aggregated by security category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2022 were as follows (in thousands):

	March 31, 2022
	Less than 12 months		12 months or more		Total
	Unrealized	Estimated	Unrealized	Estimated	Unrealized	Estimated
	losses	fair value	losses	fair value	losses	fair value
Mortgage-backed securities:
Pass-through certificates:
GSE	$(75)	$3,814	$—	$—	$(75)	$3,814
Total	$(75)	$3,814	$—	$—	$(75)	$3,814

The Company held five pass-through mortgage-backed debt securities held-to-maturity issued or guaranteed by GSEs that were in an unrealized loss position of less than twelve months at March 31, 2022 and no held-to-maturity securities in an unrealized loss position of greater than twelve months at March 31, 2022. There were no held-to-maturity securities in an unrealized loss position at December 31, 2021.

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

The Company has made the accounting policy election to exclude accrued interest receivable on held-to-maturity securities from the estimate of credit losses. Accrued interest receivable associated with held-to-maturity securities totaling $16,000 at both March 31, 2022 and December 31, 2021 was reported in accrued interest receivable on the consolidated balance sheet.

Note 4 – Equity Securities

At March 31, 2022, and December 31, 2021, equity securities totaled $7.9 million and $5.3 million, respectively. Equity securities consist of money market mutual funds recorded at fair value of $368,000 and $328,000 at March 31, 2022 and December 31, 2021, respectively, and an investment in a private SBA loan fund (the “SBA Loan Fund”) recorded at net asset value of $7.5 million and $5.0 million at March 31, 2022 and December 31, 2021, respectively. As the SBA Loan Fund operates as a private fund, its shares are not publicly traded and, therefore, have no readily determinable market value. The SBA Loan Fund was recorded at net asset value as a practical expedient for reporting fair value.

Note 5 – Loans

The following table summarizes the Company’s loans held-for-investment (in thousands):

	March 31,	December 31,
	2022	2021
Real estate loans:
Multifamily	$2,568,784	$2,518,065
Commercial mortgage	852,803	808,597
One-to-four family residential mortgage	186,007	183,665
Home equity and lines of credit	125,156	109,956
Construction and land	17,579	27,495
Total real estate loans	3,750,329	3,647,778
Commercial and industrial loans (1)	132,250	141,005
Other loans	1,938	2,015
Total commercial and industrial and other loans	134,188	143,020
Loans held-for-investment, net (excluding PCD)	3,884,517	3,790,798
PCD loans	14,064	15,819
Total loans held-for-investment, net	3,898,581	3,806,617
Allowance for credit losses	(39,274)	(38,973)
Net loans held-for-investment	$3,859,307	$3,767,644

(1) Included in commercial and industrial loans at March 31, 2022 and December 31, 2021 are Payment Protection Program ("PPP") loans totaling $24.3 million and $40.5 million, respectively.

The Company had no loans held-for-sale at March 31, 2022 or December 31, 2021.

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)
In addition to originating loans, the Company may acquire loans through portfolio purchases or acquisitions of other companies. Purchased loans that have evidence of more than insignificant credit deterioration since origination are deemed PCD loans. For PCD loans, each loan pool is accounted for as a single asset with a single composite interest rate and an aggregate expectation of cash flows. PCD loans totaled $14.1 million at March 31, 2022, as compared to $15.8 million at December 31, 2021. The majority of the PCD loan balance is attributable to those loans acquired as part of a Federal Deposit Insurance Corporation-assisted transaction. At March 31, 2022, PCD loans consisted of approximately 13% home equity loans, 24% commercial real estate loans, 53% commercial and industrial loans, and 10% in one-to-four family residential loans. At December 31, 2021, PCD loans consisted of approximately 16% one-to-four family residential loans, 25% commercial real estate loans, 48% commercial and industrial loans, and 11% in construction and land and home equity loans.

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

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

The following table presents the Company’s loans held-for-investment, excluding PCD loans, by loan class, credit risk ratings and year of origination, at March 31, 2022 (in thousands):

	March 31, 2022
	2022	2021	2020	2019	2018	Prior	Revolving Loans	Total
Real Estate:
Multifamily
Pass	$140,478	$707,895	$522,329	$304,873	$232,859	$646,767	$290	$2,555,491
Special mention	—	—	—	—	—	420	—	420
Substandard	—	—	—	1,716	3,806	7,351	—	12,873
Total multifamily	140,478	707,895	522,329	306,589	236,665	654,538	290	2,568,784
Commercial
Pass	72,580	152,133	69,665	96,502	96,635	323,475	2,537	813,527
Special mention	—	—	—	—	—	8,536	—	8,536
Substandard	—	10,804	—	5,000	—	14,936	—	30,740
Total commercial	72,580	162,937	69,665	101,502	96,635	346,947	2,537	852,803
One-to-four family residential
Pass	13,915	12,038	8,852	10,103	10,274	123,818	1,030	180,030
Special mention	—	—	—	467	—	2,304	—	2,771
Substandard	—	—	—	509	—	2,697	—	3,206
Total one-to-four family residential	13,915	12,038	8,852	11,079	10,274	128,819	1,030	186,007
Construction and land
Pass	1,252	2,209	3,884	2,019	1,971	4,174	—	15,509
Special mention	—	—	—	—	2,070	—	—	2,070
Total construction and land	1,252	2,209	3,884	2,019	4,041	4,174	—	17,579
Home equity and lines of credit
Pass	10,049	17,485	11,660	6,750	5,468	12,542	60,451	124,405
Special mention	—	60	—	—	—	100	—	160
Substandard	—	—	—	95	49	447	—	591
Total home equity and lines of credit	10,049	17,545	11,660	6,845	5,517	13,089	60,451	125,156
Total real estate loans	238,274	902,624	616,390	428,034	353,132	1,147,567	64,308	3,750,329
Commercial and industrial
Pass	3,437	30,670	8,372	4,149	1,990	9,511	71,275	129,404
Special mention	—	—	—	160	—	361	50	571
Substandard	—	—	333	59	199	326	1,358	2,275
Total commercial and industrial	3,437	30,670	8,705	4,368	2,189	10,198	72,683	132,250
Other
Pass	1,657	—	147	15	20	39	60	1,938
Total other	1,657	—	147	15	20	39	60	1,938
Total loans held-for-investment, net	$243,368	$933,294	$625,242	$432,417	$355,341	$1,157,804	$137,051	$3,884,517

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

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

Past Due and Non-Accrual Loans

Included in loans receivable held-for-investment are loans for which the accrual of interest income has been discontinued due to deterioration in the financial condition of the borrowers. The recorded investment of these non-accrual loans was $8.1 million and $7.6 million at March 31, 2022, and December 31, 2021, respectively. Generally, originated loans are placed on non-accrual status when they become 90 days or more delinquent, or sooner if considered appropriate by management, and remain on non-accrual status until they are brought current, have six consecutive months of performance under the loan terms, and factors indicating reasonable doubt about the timely collection of payments no longer exist. Therefore, loans may be current in accordance with their loan terms, or may be less than 90 days delinquent and still be on a non-accruing status.

When an individual loan no longer demonstrates the similar credit risk characteristics as other loans within its current segment, the Company evaluates each for expected credit losses on an individual basis. All non-accrual loans $500,000 and above and all loans designated as TDRs are individually evaluated. The non-accrual amounts included in loans individually evaluated for impairment were $4.2 million at each of March 31, 2022, and December 31, 2021, respectively. Loans on non-accrual status with principal balances less than $500,000, and therefore not meeting the Company's definition of an impaired loan, amounted to $3.9 million at March 31, 2022, and $3.4 million at December 31, 2021. Loans past due 90 days or more and still accruing interest were $59,000 and $384,000 at March 31, 2022 and December 31, 2021, respectively, and consisted of loans that are well secured and in the process of collection.

The following tables set forth the detail, and delinquency status, of non-performing loans (non-accrual loans and loans past due 90 days or more and still accruing), net of deferred fees and costs, at March 31, 2022, and December 31, 2021, excluding PCD loans (in thousands):

	March 31, 2022
	Total Non-Performing Loans
	Non-Accruing Loans
	Current	30-89 Days Past Due	90 Days or More Past Due	Total	90 Days or More Past Due and Accruing	Total Non-Performing Loans
Loans held-for-investment:
Real estate loans:
Multifamily
Substandard	$—	$279	$1,574	$1,853	$—	$1,853
Total multifamily	—	279	1,574	1,853	—	1,853
Commercial
Substandard	2,859	71	2,450	5,380	37	5,417
Total commercial	2,859	71	2,450	5,380	37	5,417
One-to-four family residential
Substandard	—	—	312	312	6	318
Total one-to-four family residential	—	—	312	312	6	318
Home equity and lines of credit
Substandard	—	—	279	279	—	279
Total home equity and lines of credit	—	—	279	279	—	279
Total real estate	2,859	350	4,615	7,824	43	7,867
Commercial and industrial loans
Substandard	—	—	278	278	16	294
Total commercial and industrial loans	—	—	278	278	16	294
Total non-performing loans	$2,859	$350	$4,893	$8,102	$59	$8,161

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

	December 31, 2021
	Total Non-Performing Loans
	Non-Accruing Loans
	Current	30-89 Days Past Due	90 Days or More Past Due	Total	90 Days or More Past Due and Accruing	Total Non-Performing Loans
Loans held-for-investment:
Real estate loans:
Multifamily
Substandard	$—	$280	$1,602	$1,882	$—	$1,882
Total multifamily	—	280	1,602	1,882	—	1,882
Commercial
Special mention	—	—	280	280	$—	280
Substandard	2,944	—	1,893	4,837	147	4,984
Total commercial	2,944	—	2,173	5,117	147	5,264
One-to-four family residential
Substandard	—	—	314	314	165	479
Total one-to-four family residential	—	—	314	314	165	479
Home equity and lines of credit
Substandard	—	—	281	281	—	281
Total home equity and lines of credit	—	—	281	281	—	281
Total real estate	2,944	280	4,370	7,594	312	7,906
Commercial and industrial loans
Pass	—	—	—	—	72	72
Substandard	28	—	—	28	—	28
Total commercial and industrial loans	28	—	—	28	72	100
Total non-performing loans	$2,972	$280	$4,370	$7,622	$384	$8,006

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)
The following tables set forth the detail and delinquency status of loans held-for-investment, excluding PCD loans, net of deferred fees and costs, at March 31, 2022, and December 31, 2021 (in thousands):

	March 31, 2022
		Past Due Loans
	30-89 Days Past Due	90 Days or More Past Due	90 Days or More Past Due and Accruing	Total Past Due	Current	Total Loans Receivable, net
Loans held-for-investment:
Real estate loans:
Multifamily
Pass	$—	$—	$—	$—	$2,555,491	$2,555,491
Special mention	—	—	—	—	420	420
Substandard	3,083	1,574	—	4,657	8,216	12,873
Total multifamily	3,083	1,574	—	4,657	2,564,127	2,568,784
Commercial
Pass	—	—	—	—	813,527	813,527
Special mention	66	—	—	66	8,470	8,536
Substandard	309	2,450	37	2,796	27,944	30,740
Total commercial	375	2,450	37	2,862	849,941	852,803
One-to-four family residential
Pass	325	—	—	325	179,705	180,030
Special mention	73	—	—	73	2,698	2,771
Substandard	156	312	6	474	2,732	3,206
Total one-to-four family residential	554	312	6	872	185,135	186,007
Home equity and lines of credit
Pass	110	—	—	110	124,295	124,405
Special mention	60	—	—	60	100	160
Substandard	95	279	—	374	217	591
Total home equity and lines of credit	265	279	—	544	124,612	125,156
Construction and land
Pass	—	—	—	—	15,509	15,509
Special mention	—	—	—	—	2,070	2,070
Total construction and land	—	—	—	—	17,579	17,579
Total real estate	4,277	4,615	43	8,935	3,741,394	3,750,329
Commercial and industrial
Pass	129	—	—	129	129,275	129,404
Special mention	12	—	—	12	559	571
Substandard	—	278	16	294	1,981	2,275
Total commercial and industrial	141	278	16	435	131,815	132,250
Other loans
Pass	16	—	—	16	1,922	1,938
Total other loans	16	—	—	16	1,922	1,938
Total loans held-for-investment	$4,434	$4,893	$59	$9,386	$3,875,131	$3,884,517

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

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)
The following tables summarize information on non-accrual loans, excluding PCD loans, as of March 31, 2022 and December 31, 2021 (in thousands):

	March 31, 2022
	Recorded Investment	Unpaid Principal Balance	With No Related Allowance
Real estate loans:
Multifamily	$1,853	$1,862	$500
Commercial	5,380	7,577	3,702
One-to-four family residential	312	343	—
Home equity and lines of credit	279	529	—
Commercial and industrial	278	667	—
Total non-accrual loans	$8,102	$10,978	$4,202

	December 31, 2021
	Recorded Investment	Unpaid Principal Balance	With No Related Allowance
Real estate loans:
Multifamily	$1,882	$1,891	$512
Commercial	5,117	5,627	3,729
One-to-four family residential	314	346	—
Home equity and lines of credit	281	530	—
Commercial and industrial	28	349	—
Total non-accrual loans	$7,622	$8,743	$4,241

The following table summarizes interest income on non-accrual loans, excluding PCD loans, during the three months ended March 31, 2022 and March 31, 2021.

	Three Months Ended March 31,
	2022	2021
Real estate loans:
Multifamily	$24	$14
Commercial	12	25
One-to-four family residential	3	6
Home equity and lines of credit	—	2
Commercial and industrial	1	2
Total interest income on non-accrual loans	$40	$49

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)
Collateral-Dependent Loans

Loans for which the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral are considered to be collateral-dependent loans. Collateral can have a significant financial effect in mitigating exposure to credit risk and, where there is sufficient collateral, an allowance for credit losses is not recognized or is minimal. For collateral-dependent loans, the allowance for credit losses is individually assessed based on the fair value of the collateral less estimated costs of sale. The Company's collateral-dependent loans are secured by real estate. Collateral values are generally based on appraisals which are adjusted for changes in market indices. As of March 31, 2022 and December 31, 2021, the Company had $7.3 million and $7.4 million of collateral-dependent impaired loans, respectively. The collateral-dependent loans at March 31, 2022 consisted of $5.8 million of commercial real estate loans, $1.1 million of multifamily loans, and $357,000 of one-to-four family residential loans. For the three months ended March 31, 2022, there was no significant deterioration or changes in the collateral securing these loans.

Troubled Debt Restructured Loan

    There were no loans modified as a TDR during the three months ended March 31, 2022 or 2021.
In response to the COVID-19 pandemic and its economic impact to customers, a short-term modification program that complied with Section 4013 of the CARES Act and the Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus was implemented to provide temporary payment relief to those borrowers directly impacted by COVID-19. The program allows for deferral of payments for 90 days, which may extend for an additional 90 day period, with modifications in the form of payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment. As of March 31, 2022, substantially all of the borrowers who had requested relief have returned to contractual payments. Loans in deferment status (“COVID-19 Modified Loans”) have continued to accrue interest during the deferment period unless otherwise classified as non-performing. COVID-19 Modified Loans are required to make escrow payments for real estate taxes and insurance, if applicable. The COVID-19 Modified Loan agreements also require loans to be brought back to their fully contractual terms within 12 to 18 months and include covenants that prohibit distributions, bonuses, or payments of management fees to related entities until all deferred payments are made. Consistent with industry regulatory guidance, borrowers who were otherwise current on loan payments and were granted COVID-19 related financial hardship payment deferrals will continue to be reported as current loans throughout the agreed upon deferral period. Borrowers who were delinquent in their payments to the Bank prior to requesting a COVID-19 related financial hardship payment deferral are reviewed on a case by case basis for TDR classification and non-performing loan status.
At March 31, 2022 and December 31, 2021, the Company had TDRs of $8.6 million and $9.0 million, respectively.

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

At March 31, 2022 and March 31, 2021, there were no restructured TDRs during the preceding twelve months that subsequently defaulted.

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)
Note 6 – Allowance for Credit Losses (“ACL”) on Loans

Allowance for Collectively Evaluated Loans Held-for-Investment

In estimating the quantitative component of the allowance on a collective basis, the Company uses a risk rating migration model which calculates an expected life of loan loss percentage for each loan by generating probability of default and loss given default metrics. These metrics are multiplied by the exposure at the potential default, taking into consideration estimated prepayments, to calculate the quantitative component of the ACL. The metrics are based on the migration of loans from performing to loss by credit risk rating or delinquency categories using historical life-of-loan analysis periods for each loan portfolio pool, and the severity of loss, based on the aggregate net lifetime losses incurred using the Company's own historical loss experience and comparable peer data loss history. The model's expected losses based on loss history are adjusted for qualitative adjustments to address risks that may not be adequately represented in the risk rating migration model. Among other things, these adjustments include and account for differences in: (i) changes in lending policies and procedures; (ii) changes in local, regional, national, and international economic and business conditions and developments that affect the collectability of our portfolio, including the condition of various market segments; (iii) changes in the experience, ability and depth of lending management and other relevant staff; (iv) changes in the quality of our loan review system; (v) the existence and effect of any concentrations of credit, and changes in the level of such concentrations; and (vi) the effect of other external factors such as competition and legal and regulatory requirements on the level of estimated credit losses in our existing portfolio.

The Company utilizes a two-year reasonable and supportable forecast period after which estimated losses revert to historical loss experience immediately for the remaining life of the loan. In establishing its estimate of expected credit losses, the Company utilizes five externally-sourced forward-looking economic scenarios developed by Moody's Analytics (“Moody's”).

Management utilizes five different Moody's scenarios so as to incorporate uncertainties related to the economic environment arising from the COVID-19 pandemic. These scenarios, which range from more benign to more severe economic outlooks, include a “most likely outcome” (the “Baseline” scenario) and four less likely scenarios referred to as the “Upside” and “Downside” scenarios. Each scenario is assigned a weighting with a majority of the weighting placed on the Baseline scenario and lower weights placed on both the Upside and Downside scenarios. The weighting assigned by management is based on the economic outlook and available information at the reporting date. The model projects economic variables under each scenario based on detailed statistical analyses. The Company has identified and selected key variables that most closely correlated to its historical credit performance, which include: Gross domestic product, unemployment, and three collateral indices: the Commercial Property Price Index, the Commercial Property Price Apartment Index and the Case-Shiller Home Price Index.

Allowance for Individually Evaluated Loans

The Company measures specific reserves for individual loans that do not share common risk characteristics with other loans, consisting of all TDRs and non-accrual loans with an outstanding balance of $500,000 or greater. Loans individually evaluated for impairment are assessed to determine whether the loan’s carrying value is not in excess of the estimated fair value of the collateral less cost to sell, if the loan is collateral-dependent, or the present value of the expected future cash flows, if the loan is not collateral-dependent. Management performs an evaluation of each impaired loan and generally obtains updated appraisals as part of the evaluation. In addition, management adjusts estimated fair values down to appropriately consider recent market conditions, our willingness to accept a lower sales price to effect a quick sale, and costs to dispose of any supporting collateral. Determining the estimated fair value of underlying collateral (and related costs to sell) can be difficult in illiquid real estate markets and is subject to significant assumptions and estimates. Management employs an independent third-party management firm that specializes in appraisal preparation and review to ascertain the reasonableness of updated appraisals. Projecting the expected cash flows under troubled debt restructurings which are not collateral-dependent is inherently subjective and requires, among other things, an evaluation of the borrower’s current and projected financial condition. Actual results may be significantly different than our projections and our established allowance for credit losses on these loans, which could have a material effect on our financial results. Individually impaired loans that have no impairment losses are not considered for collective allowances described earlier. At March 31, 2022 and December 31, 2021, the ACL for loans individually evaluated for impairment was $46,200 and $30,200, respectively.

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)
Allowance for Credit Losses – Off-Balance Sheet Exposures

An ACL for off-balance-sheet exposures represents an estimate of expected credit losses arising from off-balance sheet exposures such as loan commitments, standby letters of credit and unused lines of credit (loans on books already). Commitments to fund unused lines of credit are agreements to lend additional funds to customers as long as there have been no violations of any of the conditions established in the agreements (original or restructured). Commitments to originate loans generally have a fixed expiration or other termination clauses, which may require payment of a fee. Since some of these loan commitments are expected to expire without being drawn upon, total commitments do not necessarily represent future cash requirements. The reserve for off-balance sheet exposures is determined using the Current Expected Credit Losses (“CECL”) reserve factor in the related funded loan segment, adjusted for an average historical funding rate. The allowance for credit losses for off-balance sheet credit exposures is recorded in other liabilities on the consolidated balance sheets and the corresponding provision is included in other non-interest expense.

The table below summarizes the allowance for credit losses for off-balance sheet credit exposures (in thousands):

Three Months Ended March 31, 2022
Balance at beginning of period	$1,852
Provision for credit losses	279
Balance at end of period	$2,131

The allowance for credit losses on loans increased to $39.3 million at March 31, 2022, compared to $39.0 million at December 31, 2021, primarily due to growth in the loan portfolio.

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)
The following tables set forth activity in our allowance for credit losses on loans, by loan type, as of, and for the three months ended March 31, 2022, and March 31, 2021 (in thousands):

	Three Months Ended March 31, 2022
	Real Estate
	Commercial (1)	One-to-Four Family	Home Equity and Lines of Credit	Construction and Land	Commercial and Industrial	Other	Total Loans (excluding PCD)	PCD	Total
Allowance for credit losses:
Beginning balance	$26,785	$3,545	$560	$169	$3,173	$9	$34,241	$4,732	$38,973
Charge-offs	—	—	—	—	(185)	—	(185)	—	(185)
Recoveries	78	—	—	—	5	—	83	—	83
Provisions (credit)	384	44	119	(3)	(39)	—	505	(102)	403
Ending balance	$27,247	$3,589	$679	$166	$2,954	$9	$34,644	$4,630	$39,274

	Three Months Ended March 31, 2021
	Real Estate
	Commercial (1)	One-to-Four Family	Home Equity and Lines of Credit	Construction and Land	Commercial and Industrial	Other	Total Loans (excluding PCD)	PCD	Total
Allowance for credit losses:
Beginning balance	$33,005	$207	$260	$1,214	$1,842	$198	$36,726	$881	$37,607
Impact of CECL adoption	(1,949)	5,233	419	(921)	947	(188)	3,541	6,812	10,353
Balance at January 1, 2021	31,056	5,440	679	293	2,789	10	40,267	7,693	47,960
Charge-offs	(21)	—	—	—	—	—	(21)	(2,411)	(2,432)
Recoveries	19	1	—	—	21	2	43	—	43
Provisions (credit)	(2,172)	(269)	(36)	(24)	130	(3)	(2,374)	—	(2,374)
Ending balance	$28,882	$5,172	$643	$269	$2,940	$9	$37,915	$5,282	$43,197

(1) Commercial includes commercial real estate loans collateralized by owner-occupied, non-owner occupied, and multifamily properties.

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)
The following tables detail the amount of loans receivable held-for-investment, net of deferred loan fees and costs, that are evaluated, individually and collectively, for impairment, and the related portion of the allowance for credit losses that is allocated to each loan portfolio segment, at March 31, 2022 and December 31, 2021 (in thousands):

	March 31, 2022
	Real Estate
	Commercial (1)	One-to-Four Family	Home Equity and Lines of Credit	Construction and Land	Commercial and Industrial	Other	Total Loans (excluding PCD)	PCD	Total
Allowance for credit losses:
Ending balance: individually evaluated for impairment	$25	$—	$3	$—	$18	$—	$46	$—	$46
Ending balance: collectively evaluated for impairment	27,222	3,589	676	166	2,936	9	34,598	—	34,598
Ending balance: PCD loans evaluated for impairment (2)	—	—	—	—	—	—	—	4,630	4,630
Loans, net:
Ending balance	$3,421,587	$186,007	$125,156	$17,579	$132,250	$1,938	$3,884,517	$14,064	$3,898,581
Ending balance: individually evaluated for impairment	8,094	1,369	35	—	101		9,599	—	9,599
Ending balance: collectively evaluated for impairment	3,413,493	184,638	125,121	17,579	107,800	1,938	3,850,569	—	3,850,569
Ending balance: PCD loans evaluated for impairment (2)	—	—	—	—	—	—	—	14,064	14,064
PPP loans not evaluated for impairment (3)	—	—	—	—	24,349	—	24,349	—	24,349

	December 31, 2021
	Real Estate
	Commercial (1)	One-to-Four Family	Home Equity and Lines of Credit	Construction and Land	Commercial and Industrial	Other	Total Loans (excluding PCD)	PCD	Total
Allowance for credit losses:
Ending balance: individually evaluated for impairment	$25	$2	$2	$—	$1	$—	$30	$—	$30
Ending balance: collectively evaluated for impairment	26,760	3,543	558	169	3,172	9	34,211	—	34,211
Ending balance: PCD loans evaluated for impairment (2)	—	—	—	—	—	—	—	4,732	4,732
Loans, net:
Ending balance	$3,326,662	$183,665	$109,956	$27,495	$141,005	$2,015	$3,790,798	$15,819	$3,806,617
Ending balance: individually evaluated for impairment	8,352	1,562	38	—	34	—	9,986	—	9,986
Ending balance: collectively evaluated for impairment	3,318,310	182,103	109,918	27,495	100,454	2,015	3,740,295	—	3,740,295
Ending balance: PCD loans evaluated for impairment (2)	—	—	—	—	—	—	—	15,819	15,819
PPP loans not evaluated for impairment (3)	—	—	—	—	40,517	—	40,517	—	40,517

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

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)
Note 7– Deposits

Deposit account balances are summarized as follows (in thousands):

	March 31, 2022	December 31, 2021
Non-interest-bearing checking	$944,096	$898,490
Negotiable orders of withdrawal ("NOW") and interest-bearing checking	1,231,377	1,112,292
Savings and money market	1,768,629	1,776,191
Certificates of deposit	358,764	382,361
Total deposits	$4,302,866	$4,169,334

Interest expense on deposit accounts is summarized for the periods indicated (in thousands):

	Three Months Ended March 31,
	2022	2021
NOW and interest-bearing checking, savings, and money market	$571	$932
Certificates of deposit	588	938
Total interest expense on deposit accounts	$1,159	$1,870

Note 8 – Equity Incentive Plans

The following table is a summary of the Company’s stock options outstanding as of March 31, 2022, and changes therein during the three months then ended.

	Number of Stock Options	Weighted Average Grant Date Fair Value	Weighted Average Exercise Price	Weighted Average Contractual Life (years)
Outstanding - December 31, 2021	1,769,979	$4.02	$13.95	2.95
Exercised	(17,040)	3.95	13.54	—
Outstanding - March 31, 2022	1,752,939	4.02	13.96	2.71
Exercisable - March 31, 2022	1,752,939	4.02	13.96	2.71
 On January 28, 2022, the Company granted to directors and employees, under the 2019 Equity Incentive Plan, 157,416 restricted stock awards with a total grant-date fair value of $2.5 million. Of these grants, 30,798 vest one year from the date of grant and 126,618 vest in equal installments over a three-year period beginning one year from the date of grant. The Company also issued 24,492 performance-based restricted stock units to its executive officers with a total grant date fair value of $386,484. Vesting of the performance-based restricted stock units will be based on achievement of certain levels of Core Return on Average Assets and will cliff-vest after a three-year measurement period ended December 31, 2024. At the end of the performance period, the number of actual shares to be awarded may vary between 0% and 120% of target amounts.

The following is a summary of the status of the Company’s restricted stock awards at March 31, 2022, and changes therein during the three months then ended.

	Number of Shares Awarded	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2021	222,844	$13.21
Granted	181,908	15.78
Vested	(62,836)	12.87
Forfeited	(2,875)	14.00
Non-vested at March 31, 2022	339,041	14.65

Expected future stock award expense related to the non-vested restricted share awards as of March 31, 2022, is $4.4 million over a weighted average period of 2.8 years.
During the three months ended March 31, 2022 and March 31, 2021, the Company recorded $396,000 and $243,000, respectively, of stock-based compensation related to the above plan.

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

Note 9 – Fair Value Measurements
The following tables present the assets reported on the consolidated balance sheets at their estimated fair value as of March 31, 2022, and December 31, 2021, by level within the fair value hierarchy as required by the Fair Value Measurements and Disclosures Topic of the FASB ASC. Financial assets and liabilities are classified in their entirety based on the level of input that is significant to the fair value measurement. The fair value hierarchy is as follows:

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

The methods of determining the fair value of assets and liabilities presented in this note are consistent with our methodologies disclosed in Note 16 to the Consolidated Financial Statements of the Company’s 2021 Annual Report on Form 10-K.

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

	Fair Value Measurements at March 31, 2022 Using:
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Measured on a recurring basis:
Assets:
Investment securities:
Debt securities available-for-sale:
U.S. Government agency	$75,620	$—	$75,620	$—
Mortgage-backed securities:
Pass-through certificates:
GSE	564,390	—	564,390	—
REMICs:
GSE	311,103	—	311,103	—
	875,493	—	875,493	—
Other debt securities:
Municipal bonds	52	—	52	—
Corporate bonds	203,112	—	203,112	—
	203,164	—	203,164	—
Total debt securities available-for-sale	1,154,277	—	1,154,277	—
Trading securities	12,156	12,156	—	—
Equity securities (1)	368	368	—	—
Total	$1,166,801	$12,524	$1,154,277	$—
Measured on a non-recurring basis:
Assets:
Loans individually evaluated for impairment:
Real estate loans:
Commercial real estate	$3,401	$—	$—	$3,401
Home equity and lines of credit	26	—	—	26
Total individually evaluated real estate loans	3,427	—	—	3,427
Commercial and industrial loans	64	—	—	64
Other real estate owned	100	—	—	100
Total	$3,591	$—	$—	$3,591

(1) Excludes investment measured at net asset value of $7.5 million at March 31, 2022, which has not been classified in the fair value hierarchy.

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
Measured on a non-recurring basis:
Assets:
Loans individually evaluated for impairment:
Real estate loans:
Commercial real estate	$3,599	$—	$—	$3,599
One-to-four family residential mortgage	169	—	—	169
Home equity and lines of credit	27	—	—	27
Total impaired real estate loans	3,795	—	—	3,795
Commercial and industrial loans	12	—	—	12
Other real estate owned	100	—	—	100
Total	$3,907	$—	$—	$3,907

(1) Excludes investment measured at net asset value of $5.0 million at December 31, 2021, which has not been classified in the fair value hierarchy.

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)
The following table presents qualitative information for Level 3 assets measured at fair value on a non-recurring basis at March 31, 2022 and December 31, 2021 (dollars in thousands):

	Fair Value		Valuation Methodology	Unobservable Inputs	Range of Inputs
	March 31, 2022	December 31, 2021			March 31, 2022	December 31, 2021
Individually evaluated loans	$3,491	$3,807	Appraisals	Discount for costs to sell	7.0%	7.0%
				Discount for quick sale	10.0%	10.0%
			Discounted cash flows	Interest rates	4.88% to 7.50%	4.88% to 6.25%
Other real estate owned	100	100	Appraisals	Discount for costs to sell	7.0%	7.0%

The valuation techniques described below were used to measure fair value of financial instruments in the tables below on a recurring basis and a non-recurring basis at March 31, 2022, and December 31, 2021.
Debt Securities Available for Sale: The estimated fair values for mortgage-backed securities, corporate, and other debt securities are obtained from an independent nationally recognized third-party pricing service. The estimated fair values are derived primarily from cash flow models, which include assumptions for interest rates, credit losses, and prepayment speeds. Broker/dealer quotes are utilized as well, when such quotes are available and deemed representative of the market. The significant inputs utilized in the cash flow models are based on market data obtained from sources independent of the Company (Observable Inputs), and are therefore classified as Level 2 within the fair value hierarchy. There were no transfers of securities between Level 1 and Level 2 during the three months ended March 31, 2022 or March 31, 2021.
Trading Securities: Fair values are derived from quoted market prices in active markets. The assets consist of publicly traded mutual funds.

Equity Securities: Fair values of equity securities consisting of publicly traded mutual funds are derived from quoted market prices in active markets.

Loans individually evaluated for impairment: At March 31, 2022 and December 31, 2021, the Company had loans individually evaluated for impairment (excluding PCD loans) with outstanding principal balances of $5.5 million and $5.8 million, respectively, which were recorded at their estimated fair value of $3.5 million and $3.8 million, respectively. The Company recorded a net increase in the specific reserve for impaired loans of $16,000 and $3,000 for the three months ended March 31, 2022 and March 31, 2021, respectively. Net charge-offs of $102,000 and $2.4 million were recorded for the three months ended March 31, 2022 and March 31, 2021, respectively, utilizing Level 3 inputs. For purposes of estimating the fair value of impaired loans, management utilizes independent appraisals, if the loan is collateral-dependent, adjusted downward by management, as necessary, for changes in relevant valuation factors subsequent to the appraisal date, or the present value of expected future cash flows for non-collateral dependent loans and TDRs.

Other Real Estate Owned: At March 31, 2022, the Company had assets acquired through foreclosure of approximately $100,000, recorded at estimated fair value, less estimated selling costs when acquired, thus establishing a new cost basis. Estimated fair value is generally based on independent appraisals. These appraisals include adjustments to comparable assets based on the appraisers’ market knowledge and experience, and are considered Level 3 inputs. When an asset is acquired, the excess of the loan balance over fair value, less estimated selling costs, is charged to the allowance for credit losses. If the estimated fair value of the asset declines, a write-down is recorded through non-interest expense. The valuation of foreclosed assets is subjective in nature and may be adjusted in the future because of changes in the economic conditions.

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

(g)    Deposits
The fair value of deposits with no stated maturity, such as interest and non-interest bearing demand deposits, savings, NOW and money market accounts, is equal to the amount payable on demand. The fair value of certificates of deposit is based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered for deposits of similar remaining maturities.

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

The estimated fair values of the Company’s significant financial instruments at March 31, 2022 and December 31, 2021, are presented in the following tables (in thousands):

	March 31, 2022
		Estimated Fair Value
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$135,514	$135,514	$—	$—	$135,514
Trading securities	12,156	12,156	—	—	12,156
Debt securities available-for-sale	1,154,277	—	1,154,277	—	1,154,277
Debt securities held-to-maturity	5,243	—	5,182	—	5,182
Equity securities (1)	368	368	—	—	368
FHLBNY stock, at cost	21,211	—	21,211	—	21,211
Net loans held-for-investment	3,859,307	—	—	3,838,452	3,838,452
Derivative assets	2,643	—	2,643	—	2,643
Financial liabilities:
Deposits	$4,302,866	$—	$4,305,018	$—	$4,305,018
Borrowed funds	397,877	—	391,323	—	391,323
Advance payments by borrowers for taxes and insurance	30,032	—	30,032	—	30,032
Derivative liabilities	2,645	—	2,645	—	2,645

(1) Excludes investment measured at net asset value of $7.5 million at March 31, 2022, which has not been classified in the fair value hierarchy.

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

Diluted earnings per share is computed using the same method as basic earnings per share, but reflects the potential dilution that could occur if stock options were exercised and converted into common stock and unvested shares of restricted stock vested. These potentially dilutive shares are then included in the weighted average number of shares outstanding for the period using the treasury stock method. When applying the treasury stock method we added the assumed proceeds from option exercises and the average unamortized compensation costs related to unvested shares of restricted stock and stock options. We then divided this sum by our average stock price for the period to calculate assumed shares repurchased. The excess of the number of shares issuable over the number of shares assumed to be repurchased is added to basic weighted average common shares to calculate diluted earnings per share.

The following is a summary of the Company’s earnings per share calculations and reconciliation of basic to diluted earnings per share for the periods indicated (in thousands, except per share data):

	Three Months Ended March 31,
	2022	2021
Net income available to common stockholders	$14,127	$18,677

Weighted average shares outstanding-basic	46,811,331	49,528,419
Effect of non-vested restricted stock and stock options outstanding	277,044	105,225
Weighted average shares outstanding-diluted	47,088,375	49,633,644
Earnings per share-basic	$0.30	$0.38
Earnings per share-diluted	$0.30	$0.38
Anti-dilutive shares	273,469	1,002,377

Note 11 – Leases

The Company’s leases primarily relate to real estate property for branches and office space with terms extending from three months up to 33.25 years. At March 31, 2022, all of the Company's leases are classified as operating leases, which are required to be recognized on the consolidated balance sheets as a right-of-use asset and a corresponding lease liability.

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

At March 31, 2022, the Company’s operating lease right-of-use assets and operating lease liabilities included on the consolidated balance sheet were $32.8 million and $38.6 million, respectively. At December 31, 2021, the Company’s operating lease right-of-use assets and operating lease liabilities included on the consolidated balance sheet were $33.9 million and $39.9 million, respectively. Operating lease expense is recognized on a straight-line basis over the lease term, while variable lease payments are recognized as incurred. Variable lease payments include common area maintenance charges, real estate taxes, repairs and maintenance costs and utilities. Operating and variable lease expenses are recorded in occupancy expense on the consolidated statements of comprehensive income.

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)
Supplemental lease information at or for the three months ended March 31, 2022, and March 31, 2021 is as follows (dollars in thousands):

	Three Months Ended March 31,
	2022	2021

Operating lease cost	$1,469	$1,455
Variable lease cost	965	1,235
Net lease cost	$2,434	$2,690
Cash paid for amounts included in measurement of operating lease liabilities	$1,564	$1,708
Right-of-use assets obtained in exchange for new operating lease liabilities	$—	$—
Weighted average remaining lease term	11.81 years	12.26 years
Weighted average discount rate	3.56%	3.60%
The following table summarizes lease payment obligations for each of the next five years and thereafter in addition to a reconcilement to the Company's current lease liability (in thousands):

Year	Amount
2022	$4,318
2023	5,802
2024	5,372
2025	5,024
2026	4,253
Thereafter	24,128
Total lease payments	48,897
Less: imputed interest	10,287
Present value of lease liabilities	$38,610
As of March 31, 2022, the Company had entered into two lease agreements that have not yet commenced. The leases are related to two branches that are being relocated. Each lease has an original term of 10 years with undiscounted cash payments of approximately $4.2 million.

Note 12 – Revenue Recognition

The Company records revenue from contracts with customers in accordance with Accounting Standards Update 2014-09, Revenue from Contracts with Customers (“Topic 606”). The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. Topic 606 does not apply to revenue associated with financial instruments, including revenue from loans and securities, which comprise the majority of the Company’s revenue.
The Company’s revenue streams that are within the scope of Topic 606 include service charges on deposit accounts, ATM and card interchange fees, investment services fees, and other miscellaneous income. Fees and service charges for customer services include: (i) service charges on deposit accounts, including account maintenance fees, overdraft fees, insufficient funds fees, wire fees, and other deposit related fees; (ii) ATM and card interchange fees, which include fees generated when a Bank cardholder uses a non-Bank ATM or a non-Bank cardholder uses a Bank ATM, and fees earned whenever the Bank's debit cards are processed through card payment networks such as Visa; and (iii) investment services fees earned through partnering with a third-party investment and brokerage service firm to provide insurance and investment products to customers. The Company's performance obligation for fees and service charges is satisfied and related revenue recognized immediately or in the month of performance of services. For the three months ended March 31, 2022, other income primarily included rental income from subleasing one of the Company's branches to a third party and loan servicing fees. For the three months ended March 31, 2021, other income primarily included rental income from subleasing one of the Company's branches to a third party and gains on the sale or payoff of loans.

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)
The following table summarizes non-interest income for the periods indicated (in thousands):

	Three Months Ended March 31,
	2022	2021
Fees and service charges for customer services:
Service charges	$760	$720
ATM and card interchange fees	455	399
Investment fees	116	78
Total fees and service charges for customer services	1,331	1,197
Income on bank-owned life insurance (1)	839	848
Gains on available-for-sale debt securities, net (1)	264	97
(Losses)/gains on trading securities, net (1)	(802)	364
Other	81	130
Total non-interest income	$1,713	$2,636

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

At March 31, 2022, the Company had seven interest rate swaps with a notional amount of $37.8 million. At December 31, 2021, the Company had seven interest rate swaps with a notional amount of $38.1 million. The Company recorded no fee income related to these swaps for the three months ended March 31, 2022 and 2021.

The table below presents the fair value of the derivatives as well as their location on the consolidated balance sheets (in thousands):

	Fair Value
Balance Sheet Location	March 31, 2022	December 31, 2021
Other assets	$2,643	$923
Other liabilities	2,645	925

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
•general economic conditions, internationally, nationally or in our market areas, including inflationary pressures, supply chain disruptions, employment prospects, real estate values, and geopolitical risks that are worse than expected;
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
•cyber-attacks, computer viruses and other technological risks that may breach the security of our website or other systems to obtain unauthorized access to confidential information and destroy data or disable our systems;
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
•the effects of global or national war, conflict, or acts of terrorism;
•the effects of any U.S. Government shutdowns;
•significant increases in our loan losses; and
•changes in the financial condition, results of operations, or future prospects of issuers of securities that we own.

Given the ongoing and dynamic nature of current economic circumstances, it is difficult to predict the continued impact of the COVID-19 pandemic on our business. The extent of such impact will depend on future developments, which remain uncertain, including new information which may emerge concerning COVID-19, new variants, and the actions to contain or treat its impact. As a result of the COVID-19 pandemic and the related adverse local and national economic consequences, we could be subject to any of the following risks, any of which could have a material, adverse effect on our business, financial condition, liquidity, and results of operations:

•demand for our products and services may decline, making it difficult to execute on our strategic initiatives related to growing assets and earnings;
•if the economy worsens, loan delinquencies, problem assets, and foreclosures may increase, resulting in increased charge-offs and reduced income;
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
•the unanticipated loss or unavailability of key employees due to the pandemic, which could harm our ability to operate our business or execute our business strategy, especially as we may not be successful in finding and integrating suitable successors; and
•Government action in response to the COVID-19 pandemic and its effects on our business and operations.

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

Critical Accounting Policies

Note 1 to the Company’s Audited Consolidated Financial Statements for the year ended December 31, 2021, included in the Company’s Annual Report on Form 10-K, as supplemented by this report, contains a summary of significant accounting policies. Various elements of these accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments. Certain assets are carried in the consolidated balance sheets at estimated fair value or the lower of cost or estimated fair value. Policies with respect to the methodologies used to determine the allowance for credit losses on loans, estimated cash flows of our purchased credit-deteriorated (“PCD”, or, previously, purchased credit-impaired “PCI”) loans, and judgments regarding the valuation allowance against deferred tax assets are the most critical accounting policies because they are important to the presentation of the Company’s financial condition and results of operations, involve a higher degree of complexity, and require management to make subjective judgments which often require assumptions or estimates about highly uncertain matters. The use of different judgments, assumptions, and estimates could result in material differences in the results of operations or financial condition. These critical accounting policies and their application are reviewed periodically and, at least annually, with the Audit Committee of the Board of Directors.
On January 1, 2021, we adopted new accounting guidance which requires entities to estimate and recognize an allowance for lifetime expected credit losses for loans, unfunded credit commitments and held-to-maturity debt securities measured at amortized cost. Previously, an allowance for credit losses on loans was recognized based on probable incurred losses. See Notes 5 and 6 to the consolidated financial statements for further discussion of our accounting policies and methodologies for establishing the allowance for credit losses.
The accounting estimates relating to the allowance for credit losses remain "critical accounting estimates" for the following reasons:

•Changes in the provision for credit losses can materially affect our financial results;
•Estimates relating to the allowance for credit losses require us to utilize a reasonable and supportable forecast period based upon forward-looking economic scenarios in order to estimate probability of default and loss given default rates which our Current Expected Credit Losses (“CECL”) methodology encompasses;
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

For a further discussion of the critical accounting policies of the Company, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

Overview
This overview highlights selected information and may not contain all the information that is important to you in understanding our performance during the periods presented. For a more complete understanding of trends, events, commitments, uncertainties, liquidity, capital resources, and critical accounting estimates, you should read this entire document carefully, as well as our Annual Report on Form 10-K for the year ended December 31, 2021.
Net income was $14.1 million for the three months ended March 31, 2022, as compared to $18.7 million for the three months ended March 31, 2021. Basic and diluted earnings per common share were $0.30 for the three months ended March 31, 2022, compared to basic and diluted earnings per common share of $0.38 for the three months ended March 31, 2021. For the three months ended March 31, 2022, our return on average assets was 1.04%, as compared to 1.36% for the three months ended March 31, 2021. For the three months ended March 31, 2022, our return on average stockholders’ equity was 7.83% as compared to 10.03% for the three months ended March 31, 2021. Earnings for the quarter ended March 31, 2022 include fees recognized from Paycheck Protection Program (“PPP”) loans of $701,000 compared to $1.3 million in the comparative prior year quarter. Earnings for the quarter ended March 31, 2021 included a benefit for credit losses of $2.4 million ($1.7 million after tax, or $0.03 per share) reflecting an improvement in the forecasted economic outlook during the quarter and approximately $1.9 million ($1.4 million after tax, or $0.03 per share) of accretable income related to the payoffs of purchased credit-deteriorated (“PCD”) loans.

Total assets increased by $85.7 million, or 1.6%, to $5.52 billion at March 31, 2022, from $5.43 billion at December 31, 2021. Total liabilities increased $110.2 million, or 2.4%, to $4.80 billion at March 31, 2022, from $4.69 billion at December 31, 2021.
Comparison of Financial Condition at March 31, 2022 and December 31, 2021
Total assets increased by $85.7 million, or 1.6%, to $5.52 billion at March 31, 2022, from $5.43 billion at December 31, 2021. The increase was primarily due to an increase in cash and cash equivalents of $44.4 million, or 48.8%, and an increase in total loans of $92.0 million, or 2.4%, partially offset by a decrease in available-for-sale debt securities of $54.0 million, or 4.5%.

Cash and cash equivalents increased by $44.4 million, or 48.8%, to $135.5 million at March 31, 2022, from $91.1 million at December 31, 2021, primarily due to the liquidity obtained from loan and securities sales and paydowns as well as growth in deposits. Balances fluctuate based on the timing of receipt of security and loan repayments and the redeployment of cash into higher-yielding assets such as loans and securities, or the funding of deposit outflows or borrowing maturities.

The Company’s available-for-sale debt securities portfolio decreased by $54.0 million, or 4.5%, to $1.15 billion at March 31, 2022, from $1.21 billion at December 31, 2021. The decrease was primarily attributable to paydowns, maturities, calls, and sales. At March 31, 2022, $875.5 million of the portfolio consisted of residential mortgage-backed securities issued or guaranteed by Fannie Mae, Freddie Mac, or Ginnie Mae. In addition, the Company held $75.6 million in U.S. Government agency securities, $203.1 million in corporate bonds, all of which were considered investment grade at March 31, 2022, and $52,000 in municipal bonds. The effective duration of the securities portfolio at March 31, 2022 was 1.94 years.

Equity securities increased by $2.5 million to $7.9 million at March 31, 2022, from $5.3 million at December 31, 2021, due to an increase in our investment in a Small Business Administration Loan Fund. This investment is utilized by the Bank as part of its Community Reinvestment Act program.

As of March 31, 2022, we estimate that our non-owner occupied commercial real estate concentration (as defined by regulatory guidance) to total risk-based capital was approximately 453.1%. Management believes that Northfield Bank (the “Bank”) has implemented appropriate risk management practices including risk assessments, board-approved underwriting policies and related procedures, which include monitoring Bank portfolio performance, performing market analysis (economic and real estate), and stressing of the Bank’s commercial real estate portfolio under severe, adverse economic conditions. Although management believes the Bank has implemented appropriate policies and procedures to manage its commercial real estate concentration risk, the Bank’s regulators could require it to implement additional policies and procedures or could require it to maintain higher levels of regulatory capital, which might adversely affect its loan originations, ability to pay dividends, and profitability.

Loans held-for-investment, net, increased by $92.0 million, or 2.4%, to $3.90 billion at March 31, 2022 from $3.81 billion at December 31, 2021. The increase was due to increases in multifamily loans of $50.7 million, or 2.0%, to $2.57 billion at March 31, 2022 from $2.52 billion at December 31, 2021, commercial real estate loans of $44.2 million, or 5.5%, to $852.8 million at March 31, 2022 from $808.6 million at December 31, 2021, home equity loans of $15.2 million, or 13.8%, to $125.2 million at March 31, 2022 from $110.0 million at December 31, 2021, commercial and industrial loans (excluding PPP loans) of $7.4 million, or 7.4%, to $107.9 million at March 31, 2022 from $100.5 million at December 31, 2021, and, to a lesser extent, an increase in one-to-four family residential loans of $2.3 million. The increases were partially offset by decreases in construction and land loans of $9.9 million, or 36.1%, to $17.6 million at March 31, 2022 from $27.5 million at December 31, 2021, and PPP loans of $16.2 million, or 39.9%, to $24.3 million at March 31, 2022 from $40.5 million at December 31, 2021. Through March 31, 2022, 2,201 borrowers received PPP forgiveness payments totaling approximately $203.4 million.

The following tables detail our multifamily real estate originations for the three months ended March 31, 2022 and 2021 (in thousands):

For the Three Months Ended March 31, 2022
Multifamily Originations	Weighted Average Interest Rate	Weighted Average LTV Ratio	Weighted Average Months to Next Rate Change or Maturity for Fixed Rate Loans	(F)ixed or (V)ariable	Amortization Term
$139,427	3.16%	65%	78	V	25 to 30 Years
1,200	3.75%	18%	181	F	15 Years
$140,627	3.17%	65%

For the Three Months Ended March 31, 2021
Multifamily Originations	Weighted Average Interest Rate	Weighted Average LTV Ratio	Weighted Average Months to Next Rate Change or Maturity for Fixed Rate Loans	(F)ixed or (V)ariable	Amortization Term
$161,087	3.11%	57%	75	V	10 to 30 Years

There were no loans held-for-sale at March 31, 2022 or December 31, 2021.
PCD loans totaled $14.1 million at March 31, 2022, and $15.8 million at December 31, 2021. Upon adoption of the CECL accounting standard on January 1, 2021, the amortized cost basis of PCD loans increased by $6.8 million with a corresponding increase to the allowance for credit losses. The decrease in the PCD loan balance at March 31, 2022 was due to PCD loans being sold and paid off during the period. The majority of the remaining PCD loan balance consists of loans acquired as part of a Federal Deposit Insurance Corporation-assisted transaction. The Company accreted interest income of $391,000 attributable to PCD loans for the three months ended March 31, 2022, as compared to $2.4 million for the three months ended March 31, 2021, respectively. The decrease in income accreted for the three months ended March 31, 2022 was due to the payoff of PCD loans in the prior year. PCD loans had an allowance for credit losses of approximately $4.6 million at March 31, 2022.

Other assets increased $4.4 million, or 11.8%, to $41.6 million at March 31, 2022, from $37.2 million at December 31, 2021. The increase was primarily attributable to an increase in net deferred tax assets.

Total liabilities increased $110.2 million, or 2.4%, to $4.80 billion at March 31, 2022, from $4.69 billion at December 31, 2021. The increase was primarily attributable to an increase in deposits of $133.5 million and an increase in advance payments by borrowers for taxes and insurance of $5.1 million, partially offset by a decrease in Federal Home Loan Bank and other borrowings of $23.9 million and a decrease in accrued expenses and other liabilities of $3.3 million.
Deposits increased $133.5 million, or 3.2%, to $4.30 billion at March 31, 2022, as compared to $4.17 billion at December 31, 2021. The increase was attributable to increases of $164.7 million in transaction accounts and $1.3 million in savings accounts, partially offset by decreases of $8.9 million in money market accounts and $23.6 million in certificates of deposit. We continue to see balance runoff from high cost money market and certificates of deposit categories as we have strategically chosen not to compete on rate at this time.

Borrowings and securities sold under agreements to repurchase decreased to $397.9 million at March 31, 2022, from $421.8 million at December 31, 2021. The decrease in borrowings for the period was largely due to the maturity and replacement of FHLB borrowings with lower cost deposits. Management utilizes borrowings to mitigate interest rate risk, for short-term liquidity, and to a lesser extent, as part of leverage strategies.

The following is a table of term borrowing maturities (excluding overnight borrowings and floating rate advances) and the weighted average rate by year at March 31, 2022 (in thousands):

Year	Amount	Weighted Average Rate
2022	$95,000	2.22%
2023	87,500	2.89%
2024	50,000	2.47%
2025	112,500	1.48%
Thereafter	45,000	1.45%
	$390,000	2.10%
Total stockholders’ equity decreased by $24.5 million to $715.4 million at March 31, 2022, from $739.9 million at December 31, 2021. The decrease was attributable to $8.2 million in stock repurchases, $6.1 million in dividend payments, and a $25.4 million decrease in accumulated other comprehensive income associated with a decline in the estimated fair value of our available-for-sale securities portfolio, partially offset by net income of $14.1 million for the quarter ended March 31, 2022, and a $1.1 million increase in equity award activity. The Company repurchased 528,122 shares of its common stock outstanding at an average price of $15.60 for a total of $8.2 million during the quarter ended March 31, 2022 pursuant to the approved stock repurchase plans.

Comparison of Operating Results for the Three Months Ended March 31, 2022 and 2021

Net Income. Net income was $14.1 million and $18.7 million for the three months ended March 31, 2022 and March 31, 2021, respectively. Significant variances from the comparable prior year period are as follows: a $3.3 million decrease in net interest income, a $2.8 million increase in the provision for credit losses, a $923,000 decrease in non-interest income, an $854,000 decrease in non-interest expense, and a $1.6 million decrease in income tax expense.

Interest Income. Interest income decreased $4.9 million, or 10.8%, to $40.2 million for the quarter ended March 31, 2022, from $45.1 million for the quarter March 31, 2021, primarily due to a 35 basis point decrease in the yields earned on interest-earning assets to 3.13% for the quarter ended March 31, 2022, from 3.48% for the comparable prior year quarter, and a decrease in the average balance of interest-earning assets of $45.5 million, or 0.9%. The decrease in the average balance of interest-earning assets was primarily due to decreases in the average balance of mortgage-backed securities of $177.8 million, the average balance of loans outstanding of $25.8 million, and the average balance of FHLBNY stock of $6.4 million, partially offset by increases in the average balance of other securities of $154.5 million and the average balance of deposits in financial institutions of $10.1 million. The Company accreted interest income related to its PCD loans of $391,000 and $2.4 million for the quarters ended March 31, 2022 and March 31, 2021, respectively. Interest income on loans for the quarter ended March 31, 2022, included loan prepayment income of $1.1 million as compared to $860,000 for the quarter ended March 31, 2021. Fees recognized from PPP loans totaled $701,000 for the quarter ended March 31, 2022, as compared to $1.3 million for the quarter ended March 31, 2021.
Interest Expense. Interest expense decreased $1.6 million, or 32.0%, to $3.3 million for the quarter ended March 31, 2022, from $4.9 million for the quarter ended March 31, 2021. The decrease was due to a decrease in interest expense on borrowings of $855,000, or 28.3%, and a decrease in interest expense on deposits of $711,000, or 38.0%. The decrease in interest expense on borrowings was primarily attributable to a $173.3 million, or 29.3%, decrease in the average balance of borrowings outstanding, partially offset by a three basis point increase in the cost of borrowed funds for the quarter ended March 31, 2022 as compared to the comparable prior year quarter. The decrease in interest expense on deposits was attributable to an eight basis point decrease in the cost of interest-bearing deposits to 0.14% for the quarter ended March 31, 2022, and a $52.8 million, or 1.6%, decrease in the average balance of interest-bearing deposit accounts. The decrease in the cost of interest-bearing deposits was primarily due to the lower interest rate environment and a change in the composition of the deposit portfolio as the average balance of transaction accounts increased and the average balance of certificates of deposit decreased.

Net Interest Income. Net interest income for the three months ended March 31, 2022, decreased $3.3 million, or 8.2%, to $36.9 million, from $40.2 million for the three months ended March 31, 2021, primarily due to a 23 basis point decrease in net interest margin to 2.87% from 3.10% for the three months ended March 31, 2021, which was due in part to the $45.5 million, or 0.9%, decrease in the average balance of interest-earning assets.

Provision for Credit Losses. The provision for credit losses increased by $2.8 million to a provision of $403,000 for the three months ended March 31, 2022, compared to a benefit of $2.4 million for the three months ended March 31, 2021. The prior year benefit for credit losses was primarily due to improvements in in the economic forecast. The current year provision for credit losses was due to growth in the loan portfolio. Net charge-offs were $102,000 for the three months ended March 31, 2022, primarily related to an unsecured non-accrual commercial and industrial loan, as compared to net charge-offs of $2.4 million for the three months ended March 31, 2021 which related to PCD loans.

Non-interest Income. Non-interest income decreased by $923,000, or 35.0%, to $1.7 million for the three months ended March 31, 2022, from $2.6 million for the three months ended March 31, 2021, due primarily to a decrease of $1.2 million in gains on trading securities, net. For the three months ended March 31, 2022, losses on trading securities were $802,000, as compared to gains of $364,000 for three months ended March 31, 2021. The trading portfolio is utilized to fund the Company’s deferred compensation obligation to certain employees and directors of the Company's deferred compensation plan (the “Plan”). The participants of this Plan, at their election, defer a portion of their compensation. Gains and losses on trading securities have no effect on net income since participants benefit from, and bear the full risk of, changes in the trading securities market values. Therefore, the Company records an equal and offsetting amount in compensation expense, reflecting the change in the Company’s obligations under the Plan. Partially offsetting the decrease was a $134,000 increase in in fees and service charges for customer services and an increase of $167,000 in gains on sales of available-for-sale debt securities.

Non-interest Expense. Non-interest expense decreased $854,000, or 4.4%, to $18.7 million for the three months ended March 31, 2022, compared to $19.6 million for the three months ended March 31, 2021. The decrease was primarily due to a $1.0 million net decrease in employee compensation and benefits, primarily caused by a $1.2 million decrease related to the Company's deferred compensation plan expense, which as discussed above has no effect on net income, as well as a decrease in medical benefit costs, partially offset by an increase in salary expenses related to annual merit increases. Additionally, occupancy expense decreased by $293,000, primarily related to higher snow removal costs during the first quarter of 2021. Partially offsetting the decreases was an increase in other expense of $442,000, primarily due to an increase in the reserve for unfunded commitments as well as an increase in other operating expenses.

Income Tax Expense. The Company recorded income tax expense of $5.3 million for the three months ended March 31, 2022, compared to $6.9 million for the three months ended March 31, 2021. The effective tax rate for the three months ended March 31, 2022, was 27.4% compared to 27.1% for the three months ended March 31, 2021.

The following table sets forth average balances, average yields and costs, and certain other information for the periods indicated.

	For the Three Months Ended
	March 31, 2022			March 31, 2021
	Average Outstanding Balance	Interest	Average Yield/ Rate (1)	Average Outstanding Balance	Interest	Average Yield/ Rate (1)
Interest-earning assets:
Loans (2)	$3,848,053	$36,721	3.87%	$3,873,884	$41,277	4.32%
Mortgage-backed securities (3)	938,465	2,475	1.07	1,116,281	2,959	1.08
Other securities (3)	255,980	695	1.10	101,523	424	1.69
Federal Home Loan Bank of New York stock	22,198	245	4.48	28,641	370	5.24
Interest-earning deposits in financial institutions	143,323	58	0.16	133,207	37	0.11
Total interest-earning assets	5,208,019	40,194	3.13	5,253,536	45,067	3.48
Non-interest-earning assets	279,508			310,681
Total assets	$5,487,527			$5,564,217

Interest-bearing liabilities:
Savings, NOW, and money market accounts	$2,954,133	$571	0.08%	$2,768,816	$932	0.14%
Certificates of deposit	373,113	588	0.64	611,267	938	0.62
Total interest-bearing deposits	3,327,246	1,159	0.14	3,380,083	1,870	0.22
Borrowed funds	418,736	2,166	2.10	591,993	3,021	2.07
Total interest-bearing liabilities	3,745,982	3,325	0.36	3,972,076	$4,891	0.50
Non-interest bearing deposits	909,787			739,064
Accrued expenses and other liabilities	99,802			98,261
Total liabilities	4,755,571			4,809,401
Stockholders' equity	731,956			754,816
Total liabilities and stockholders' equity	$5,487,527			$5,564,217

Net interest income		$36,869			$40,176
Net interest rate spread (4)			2.77%			2.98%
Net interest-earning assets (5)	$1,462,037			$1,281,460
Net interest margin (6)			2.87%			3.10%
Average interest-earning assets to interest-bearing liabilities			139.03%			132.26%

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

Asset Quality

PCD Loans (Held-for-Investment)

Based on its detailed review of PCD loans and experience in loan workouts, management believes it has a reasonable expectation about the amount and timing of future cash flows and accordingly has classified PCD loans ($14.1 million at March 31, 2022 and $15.8 million at December 31, 2021) as accruing, even though they may be contractually past due. At March 31, 2022, 1.5% of PCD loans were past due 30 to 89 days, and 23.1% were past due 90 days or more, as compared to 10.5% and 19.2%, respectively, at December 31, 2021.

Loans

The following table details total non-accruing loans, non-performing loans, non-performing assets and troubled debt restructurings (“TDR”) (excluding PCD loans) on which interest is accruing, and accruing loans 30 to 89 days delinquent at March 31, 2022, and December 31, 2021 (in thousands):

	March 31, 2022	December 31, 2021
Non-accrual loans:
Held-for-investment
Real estate loans:
Multifamily	$1,853	$1,882
Commercial	5,380	5,117
One-to-four family residential	312	314
Home equity and lines of credit	279	281
Commercial and industrial	278	28
Total non-accrual loans held-for-investment	8,102	7,622
Loans delinquent 90 days or more and still accruing:
Held-for-investment
Real estate loans:
Commercial	37	147
One-to-four family residential	6	165
Commercial and industrial	16	72
Total loans delinquent 90 days or more and still accruing held-for-investment	59	384
Total non-performing loans	8,161	8,006
Other real estate owned	100	100
Total non-performing assets	$8,261	$8,106
Non-performing loans to total loans	0.21%	0.21%
Non-performing assets to total assets	0.15%	0.15%
Loans subject to restructuring agreements and still accruing	$5,397	$5,820
Accruing loans 30 to 89 days delinquent	$4,084	$1,166

Other Real Estate Owned

Other real estate owned is comprised of one property acquired during 2021 as a result of foreclosure. The property is located in New Jersey, and had a carrying value of approximately $100,000 at March 31, 2022 and December 31, 2021, respectively. It is included in other assets on the consolidated balance sheets as of these dates.

Accruing Loans 30 to 89 Days Delinquent

Loans 30 to 89 days delinquent and on accrual status totaled $4.1 million and $1.2 million at March 31, 2022 and December 31, 2021, respectively. The following table sets forth delinquencies for accruing loans by type and by amount at March 31, 2022 and December 31, 2021 (in thousands):

	March 31, 2022	December 31, 2021
Held-for-investment
Real estate loans:
Multifamily	$2,804	$—
Commercial	304	144
One-to-four family residential	554	593
Home equity and lines of credit	265	412
Commercial and industrial loans	141	2
Other loans	16	15
Total delinquent accruing loans held-for-investment	$4,084	$1,166

The increase in delinquent multifamily loans was primarily due to one loan with a balance of $2.2 million that became delinquent during the current quarter. The loan is well-secured by a residential apartment building in Brooklyn, New York, with an appraised value of $3.6 million.

Loans Subject to TDR Agreements

Included in non-accruing loans are loans subject to TDR agreements totaling $3.2 million and $3.2 million at March 31, 2022, and December 31, 2021, respectively. There were no loans modified as a TDR during the three months ended March 31, 2022. At March 31, 2022, two of the non-accruing TDRs with an aggregate net loan balance of $435,000 were not performing in accordance with their terms and are collateralized by real estate with an estimated fair value of $620,000. At December 31, 2021, one of the non-accruing TDRs totaling $368,000 was not performing in accordance with its terms and is collateralized by real estate with an appraised value of $620,000.

The Company also holds loans subject to TDR agreements that are on accrual status totaling $5.4 million and $5.8 million at March 31, 2022 and December 31, 2021, respectively. At March 31, 2022, $4.7 million, or 87.9%, of the $5.4 million of accruing loans subject to TDR agreements were performing in accordance with their restructured terms. At December 31, 2021, $5.7 million, or 97.5%, of the $5.8 million of accruing loans subject to TDR agreements were performing in accordance with their restructured terms. Generally, the types of concessions that we make to troubled borrowers include both temporary and permanent reductions to interest rates, extensions of payment terms, and, to a lesser extent, forgiveness of principal and interest.

The following table details the amounts and categories of the loans subject to restructuring agreements by loan type as of March 31, 2022 and December 31, 2021 (in thousands):

	March 31, 2022		December 31, 2021
	Non-Accruing	Accruing	Non-Accruing	Accruing
Real estate loans:
Multifamily	$—	$603	$—	$603
Commercial	3,200	3,289	3,219	3,508
One-to-four family residential	—	1,369	—	1,562
Home equity and lines of credit	—	35	—	38
Commercial and industrial loans	—	101	—	109
	$3,200	$5,397	$3,219	$5,820

Performing in accordance with restructured terms	86.4%	87.9%	88.6%	97.5%
Other

During the fourth quarter of 2021, the Bank downgraded a lending relationship with an outstanding principal balance at December 31, 2021, of approximately $15.6 million to substandard, which is comprised of two commercial real estate loans with balances of $10.9 million, and a commercial line of credit secured by all unencumbered business assets with a balance of $4.7 million. In addition, the Bank has a commitment to fund $1.8 million under the line of credit with one of the entities in the relationship and all draws on the line are at the discretion of the Bank.
The commercial real estate loans are secured by two commercial properties with a current appraised value of $19.2 million. The lending relationship was downgraded as a result of legal matters against certain officers of the borrowing entities, including certain individuals who are guarantors to the loans, and the impact such legal matters may have on the future operations of the entities.
All loans under the lending relationship are current as of May 10, 2022, and the entities continue to operate. The Bank continues to evaluate the financial condition, operating results and cash flows of the related entities and guarantors. At March 31, 2022, approximately $1.6 million of the allowance for credit losses has been designated to this lending relationship. Based on information available, the loans have not been designated as impaired and remain on accrual status. However, there can be no assurances that one or more of the loans under the relationship will not migrate to non-accrual status in the future or require the establishment of additional loan losses reserves.
During 2022, the Bank and the customer extended the maturity date of the commercial line of credit from March 1, 2022 to May 2, 2022, and the Bank has received paydowns of approximately $3.6 million on the commercial line of credit, reducing the outstanding balance to approximately $1.1 million.
Liquidity and Capital Resources
Liquidity. The objective of our liquidity management is to ensure the availability of sufficient funds to meet financial commitments and to take advantage of lending and investment opportunities. The Bank manages liquidity in order to meet deposit withdrawals, to repay borrowings as they mature, and to fund new loans and investments as opportunities arise.

The Bank's primary sources of funds are deposits, principal and interest payments on loans and securities, borrowed funds, the proceeds from maturing securities and short-term investments, and to a lesser extent, proceeds from the sales of loans and securities and wholesale borrowings. The scheduled amortization of loans and securities, as well as proceeds from borrowed funds, are predictable sources of funds. Other funding sources, however, such as deposit inflows and loan prepayments are greatly influenced by market interest rates, economic conditions, and competition. The Bank is a member of the FHLBNY, which provides an additional source of short-term and long-term funding. The Bank also has short-term borrowing capabilities with the Federal Reserve Bank of New York. The Bank’s borrowed funds, excluding lease obligations, floating rate advances and an overnight line of credit, were $390.0 million at March 31, 2022, and had a weighted average interest rate of 2.10%. A total of $132.5 million of these borrowings will mature in less than one year. Borrowed funds, excluding floating rate advances and an overnight line of credit, were $415.0 million at December 31, 2021. The Bank has the ability to obtain additional funding from the FHLB of approximately $2.10 billion utilizing unencumbered securities of $568.2 million, loans of $1.53 billion, and encumbered securities of $2.8 million at March 31, 2022. Additionally, the Bank has remaining borrowing capacity utilizing encumbered securities through the FRB Discount Window of $1.6 million. The Bank expects to have sufficient funds available to meet current commitments in the normal course of business.

Northfield Bancorp, Inc. (standalone) is a separate legal entity from the Bank and must provide for its own liquidity to pay dividends, repurchase its stock, and for other corporate purposes. Northfield Bancorp, Inc.'s primary source of liquidity is dividend payments from the Bank. At March 31, 2022, Northfield Bancorp, Inc. (standalone) had liquid assets of $19.9 million.

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

As a result of the Economic Growth, Regulatory Relief, and Consumer Protection Act, the federal banking agencies developed a “Community Bank Leverage Ratio” (“CBLR”) (the ratio of a bank’s tangible equity capital to average total consolidated assets) for financial institutions with assets of less than $10 billion. A qualifying community bank that exceeds this ratio will be deemed to be in compliance with all other capital and leverage requirements, including the capital requirements to be considered “well capitalized” under Prompt Corrective Action statutes. The federal banking agencies approved 9% as the minimum capital for the CBLR. Effective March 31, 2020, a financial institution could elect to be subject to this new definition. Northfield Bank and Northfield Bancorp elected to opt into the CBLR framework. The CBLR replaced the risk-based and leverage capital requirements in the generally applicable capital rules. On April 6, 2020, the federal banking regulators, implementing the applicable provisions of the CARES Act, modified the CBLR framework so that the minimum CBLR was 8% beginning in the second quarter and for the remainder of calendar year 2020, 8.5% for calendar year 2021, and 9% thereafter.

At March 31, 2022, and December 31, 2021, as set forth in the following table, both Northfield Bank and Northfield Bancorp, Inc. exceeded all of the regulatory capital requirements to which they were subject at such dates.

	Northfield Bank	Northfield Bancorp, Inc.	For Capital Adequacy Purposes	For Well Capitalized Under Prompt Corrective Action Provisions
As of March 31, 2022:
CBLR	12.07%	12.80%	9.00%	9.00%
As of December 31, 2021:
CBLR	12.24%	12.93%	8.50%	8.50%
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
Commitments to fund unused lines of credit are agreements to lend additional funds to customers as long as there have been no violations of any of the conditions established in the agreements (original or restructured). Commitments to originate loans generally have a fixed expiration or other termination clauses, which may require payment of a fee. Since some of these loan commitments are expected to expire without being drawn upon, total commitments do not necessarily represent future cash requirements. At March 31, 2022, the reserve for commitments to fund unused lines of credit recorded in accrued expenses and other liabilities was $2.1 million.

For further information regarding our off-balance sheet arrangements and contractual obligations, see "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

Accounting Pronouncements Not Yet Adopted

Accounting Standards Update ("ASU") No. 2020-04. On March 12, 2020, the FASB issued ASU No. 2020-04, “Reference Rate Reform ("ASC 848"): Facilitation of the Effects of Reference Rate Reform on Financial Reporting”, which provides temporary optional guidance to ease the potential burden in accounting for reference rate reform. The ASU provides optional expedients and exceptions for applying generally accepted accounting principles to contract modifications and hedging relationships, subject to meeting certain criteria, that reference the London Inter-Bank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued. It is intended to help stakeholders during the global market-wide reference rate transition period. The guidance is effective for all entities as of March 12, 2020 through December 31, 2022. The Company is implementing a transition plan to identify and modify its loans and other financial instruments that are either directly or indirectly influenced by LIBOR. The Company is in the process of evaluating ASU No. 2020-04 and its impact on the Company’s transition away from LIBOR for its loan and other financial instruments, with no material expected impact on the Company's Consolidated Financial Statements.

ASU No. 2022-02. On March 31, 2022, the FASB issued ASU No. 2022-02, “Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures”. The amendments in this ASU were issued to (1) eliminate accounting guidance for TDRs by creditors, while enhancing disclosure requirements for certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty; (2) require disclosures of current period gross write-offs by year of origination for financing receivables and net investments in leases. For entities that have adopted the amendments in ASU 2016-13, Measurement of Credit Losses on Financial Instruments, this update will be effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2022. Early adoption is permitted. The amendments in this ASU should be applied prospectively, except for the transition method related to the recognition and measurement of TDRs, where there is an option to apply a modified retrospective transition method, resulting in a cumulative-effect adjustment to retained earnings in the period of adoption. The Company is currently evaluating the impact of this standard to the Consolidated Financial Statements.

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

Net Portfolio Value Analysis. We compute amounts by which the net present value of our assets and liabilities (net portfolio value or “NPV”), would change in the event market interest rates changed over an assumed range of rates. Our simulation model uses a discounted cash flow analysis to measure the interest rate sensitivity of our NPV. Depending on current market interest rates, we estimate the economic value of these assets and liabilities under the assumption that interest rates experience an instantaneous and sustained increase of 100, 200, 300, or 400 basis points, or a decrease of 100 and 200 basis points, which is based on the current interest rate environment. A basis point equals one-hundredth of one percent, and 100 basis points equals one percent. An increase in interest rates from 3% to 4% would mean, for example, a 100 basis point increase in the “Change in Interest Rates” column below.

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

The following tables set forth, as of March 31, 2022 and December 31, 2021, our calculation of the estimated changes in our NPV, NPV ratio, and percent change in net interest income that would result from the designated instantaneous and sustained changes in interest rates (dollars in thousands). Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments and deposit repricing characteristics, including decay rates, and correlations to movements in interest rates, and should not be relied on as indicative of actual results.

	NPV at March 31, 2022
Change in Interest Rates (basis points)	Estimated Present Value of Assets	Estimated Present Value of Liabilities	Estimated NPV	Estimated Change In NPV	Estimated Change in NPV %	Estimated NPV/Present Value of Assets Ratio	Next 12 Months Net Interest Income Percent Change	Months 13-24 Net Interest Income Percent Change
+400	$4,958,292	$4,059,889	$898,403	$(163,150)	(15.37)%	18.12%	(15.09)%	3.81%
+300	5,075,259	4,136,507	938,752	(122,801)	(11.57)	18.50	(11.11)	3.07
+200	5,199,544	4,217,361	982,183	(79,370)	(7.48)	18.89	(7.08)	2.52
+100	5,326,379	4,303,002	1,023,377	(38,176)	(3.60)	19.21	(3.21)	1.61
—	5,455,541	4,393,988	1,061,553	—	—	19.46	—	—
(100)	5,593,498	4,537,614	1,055,884	(5,669)	(0.53)	18.88	(3.95)	(8.13)
(200)	5,725,928	4,689,790	1,036,138	(25,415)	(2.39)	18.10	(6.61)	(13.52)

	NPV at December 31, 2021
Change in Interest Rates (basis points)	Estimated Present Value of Assets	Estimated Present Value of Liabilities	Estimated NPV	Estimated Change In NPV	Estimated Change in NPV %	Estimated NPV/Present Value of Assets Ratio	Next 12 Months Net Interest Income Percent Change	Months 13-24 Net Interest Income Percent Change
+400	$5,036,366	$4,101,782	$934,584	$(145,605)	(13.48)%	18.56%	(14.49)%	4.48%
+300	5,155,293	4,180,838	974,455	(105,734)	(9.79)	18.90	(10.51)	3.78
+200	5,279,904	4,264,283	1,015,621	(64,568)	(5.98)	19.24	(6.51)	3.32
+100	5,405,275	4,352,712	1,052,563	(27,626)	(2.56)	19.47	(2.79)	2.20
—	5,526,916	4,446,727	1,080,189	—	—	19.54	—	—
(100)	5,650,190	4,594,219	1,055,971	(24,218)	(2.24)	18.69	(3.83)	(7.93)
(200)	5,765,436	4,715,356	1,050,080	(30,109)	(2.79)	18.21	(6.02)	(11.42)
At March 31, 2022, in the event of a 200 basis point decrease in interest rates, we would experience a 2.39% decrease in estimated net portfolio value, a 6.61% decrease in net interest income in year one, and a 13.52% decrease in net interest income in year two. In the event of a 400 basis point increase in interest rates, we would experience a 15.37% decrease in estimated net portfolio value, a 15.09% decrease in net interest income in year one and a 3.81% increase in net interest income in year two. Our policies provide that, in the event of a 200 basis point decrease or less in interest rates, our net present value ratio should decrease by no more than 300 basis points and 10%, and in the event of a 400 basis point increase or less, our net present value should decrease by no more than 475 basis points and 35%. In the event of a 200 basis point decrease or less, our projected net interest income should decrease by no more than 10% in year one and 10% in year two, and in the event of a 400 basis point increase or less, our projected net interest income should decrease by no more than 30% in year one and 20% in year two. However, when the federal funds rate is low and negative rate shocks do not produce meaningful results, management may temporarily suspend use of guidelines for negative interest rate shocks. At March 31, 2022 and December 31, 2021, we were in compliance with all Board-approved policies with respect to interest rate risk management.
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

ITEM 4.    CONTROLS AND PROCEDURES
An evaluation was performed under the supervision and with the participation of the Company’s management, including the President and Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of March 31, 2022. Based on that evaluation, the Company’s management, including the President and Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

During the three months ended March 31, 2022, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

ITEM 1.     LEGAL PROCEEDINGS
The Company and subsidiaries are subject to various legal actions arising in the normal course of business.  In the opinion of management, the resolution of these legal actions is not expected to have a material adverse effect on the Company’s consolidated financial condition or results of operations.

ITEM 1A.  RISK FACTORS
During the quarter ended March 31, 2022, there have been no material changes to the risk factors as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, as filed with the Securities and Exchange Commission, or as previously disclosed in our other filings with the Securities and Exchange Commission.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a)Unregistered Sale of Equity Securities. There were no sales of unregistered securities during the period covered by this report.
(b)Use of Proceeds. Not applicable.
(c)Repurchases of Our Equity Securities.
On March 18, 2021, the Board of Directors of the Company approved a new stock repurchase program. The program permitted $54.2 million of the Company's shares of common stock to be repurchased in open market or private transactions, through block trades, and pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities and Exchange Commission. The timing of the repurchases depended on certain factors, including but not limited to, market conditions and prices, the Company’s liquidity and capital requirements, and alternative uses of capital. Any repurchased shares were held as treasury stock and available for general corporate purposes. The repurchases could be suspended, terminated or modified at any time for any reason, including market conditions, the cost of repurchasing shares, the availability of alternative investment opportunities, liquidity, and other factors deemed appropriate. The stock repurchase program concluded as of March 31, 2022.

The following table reports information regarding purchases of the Company’s common stock during the three months ended March 31, 2022.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (in thousands)
January 1, 2022 to January 31, 2022	—	$—	—	$8,328
February 1, 2022 to February 28, 2022	528,122	15.60	528,122	—
March 1, 2022 to March 31, 2022	—	—	—	—
Total	528,122	15.60	528,122

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES
    None.

ITEM 4.     MINE SAFETY DISCLOSURES
    Not applicable.

ITEM 5.     OTHER INFORMATION
    None.

ITEM 6.      EXHIBITS
    The following exhibits required by Item 601 of Regulation S-K are included with this Quarterly Report on Form 10-Q.

Exhibit Number	Description
31.1	Certification of Steven M. Klein, Chairman, President and Chief Executive Officer, Pursuant to Rule 13a-14(a) and Rule 15d-14(a).
31.2	Certification of William R. Jacobs, Executive Vice President and Chief Financial Officer, Pursuant to Rule 13a-14(a) and Rule 15d-14(a).
32	Certification of Steven M. Klein, Chairman, President and Chief Executive Officer, and William R. Jacobs, Executive Vice President and Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL (Extensible Business Reporting Language) Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover page information from the Company's Quarterly Report on Form 10-Q filed May 10, 2022, formatted in Inline XBRL.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTHFIELD BANCORP, INC.
(Registrant)

Date: May 10, 2022

/s/ Steven M. Klein
Steven M. Klein
Chairman, President and Chief Executive Officer

/s/ William R. Jacobs
William R. Jacobs
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)