Form 10-Q
period 2022-06-30
Northfield Bancorp, Inc.
filed 2022-08-08
CIK 1493225

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022
or
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
As of July 31, 2022, the registrant had 48,408,939 shares of Common Stock, par value $0.01 per share, issued and outstanding.

NORTHFIELD BANCORP, INC.
Form 10-Q Quarterly Report

PART I
ITEM 1.     FINANCIAL STATEMENTS

NORTHFIELD BANCORP, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited) (In thousands, except share amounts)

	June 30, 2022	December 31, 2021
ASSETS:
Cash and due from banks	$17,241	$18,191
Interest-bearing deposits in other financial institutions	92,991	72,877
Total cash and cash equivalents	110,232	91,068
Trading securities	10,401	13,461
Debt securities available-for-sale, at estimated fair value (with no allowance for credit losses at June 30, 2022 and December 31, 2021)	1,086,868	1,208,237
Debt securities held-to-maturity, at amortized cost	5,201	5,283
(estimated fair value of $4,977 at June 30, 2022, and $5,475 at December 31, 2021, with no allowance for credit losses at June 30, 2022 and December 31, 2021)
Equity securities	7,821	5,342
Loans held-for-sale	2,346	—
Loans held-for-investment, net	4,111,857	3,806,617
Less: allowance for credit losses	(39,031)	(38,973)
Net loans held-for-investment	4,072,826	3,767,644
Accrued interest receivable	14,948	14,572
Bank-owned life insurance	166,185	164,500
Federal Home Loan Bank (“FHLB”) of New York stock, at cost	19,942	22,336
Operating lease right-of-use assets	36,595	33,943
Premises and equipment, net	25,766	25,937
Goodwill	41,012	41,012
Other assets	47,008	37,207
Total assets	$5,647,151	$5,430,542
LIABILITIES AND STOCKHOLDERS’ EQUITY:
LIABILITIES:
Deposits	$4,418,002	$4,169,334
Securities sold under agreements to repurchase	25,000	50,000
FHLB advances and other borrowings	322,016	371,755
Subordinated debentures, net of issuance costs	60,917	—
Operating lease liabilities	42,298	39,851
Advance payments by borrowers for taxes and insurance	29,458	24,909
Accrued expenses and other liabilities	34,187	34,810
Total liabilities	4,931,878	4,690,659
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value: 25,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value: 150,000,000 shares authorized, 64,770,875 shares issued at
June 30, 2022 and December 31, 2021, 48,684,875 and 49,266,733 outstanding at June 30, 2022 and December 31, 2021, respectively	648	648
Additional paid-in-capital	588,940	589,972
Unallocated common stock held by employee stock ownership plan	(16,584)	(17,058)
Retained earnings	399,131	381,361
Accumulated other comprehensive (loss) income	(31,266)	2,063
Treasury stock at cost: 16,086,000 and 15,504,142 shares at June 30, 2022 and December 31, 2021, respectively	(225,596)	(217,103)
Total stockholders’ equity	715,273	739,883
Total liabilities and stockholders’ equity	$5,647,151	$5,430,542
See accompanying notes to unaudited consolidated financial statements.

NORTHFIELD BANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Unaudited) (In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Interest income:
Loans	$38,998	39,699	$75,719	$80,976
Mortgage-backed securities	3,043	2,682	5,518	5,641
Other securities	989	484	1,684	908
FHLB of New York dividends	260	336	505	706
Deposits in other financial institutions	166	35	224	72
Total interest income	43,456	43,236	83,650	88,303
Interest expense:
Deposits	1,334	1,671	2,493	3,541
Borrowings	1,918	2,878	4,084	5,899
Subordinated debt	119	—	119	—
Total interest expense	3,371	4,549	6,696	9,440
Net interest income	40,085	38,687	76,954	78,863
Provision/(benefit) for credit losses	149	(3,701)	552	(6,075)
Net interest income after provision/(benefit) for credit losses	39,936	42,388	76,402	84,938
Non-interest income:
Fees and service charges for customer services	1,375	1,327	2,706	2,524
Income on bank-owned life insurance	848	857	1,687	1,705
Gains on available-for-sale debt securities, net	—	509	264	606
(Losses)/gains on trading securities, net	(1,563)	807	(2,365)	1,171
Gains on sales of loans	—	1,401	—	1,401
Other	105	15	186	145
Total non-interest income	765	4,916	2,478	7,552
Non-interest expense:
Compensation and employee benefits	9,418	10,806	18,925	21,338
Occupancy	3,286	3,500	6,694	7,201
Furniture and equipment	426	442	852	879
Data processing	1,762	1,798	3,475	3,430
Professional fees	1,229	832	2,137	1,738
Advertising	404	684	837	1,149
Federal Deposit Insurance Corporation insurance	355	346	712	721
Other	1,833	1,463	3,790	2,978
Total non-interest expense	18,713	19,871	37,422	39,434
Income before income tax expense	21,988	27,433	41,458	53,056
Income tax expense	6,114	7,639	11,457	14,585
Net income	$15,874	$19,794	$30,001	$38,471
Net income per common share:
Basic	$0.34	$0.40	$0.64	$0.78
Diluted	$0.34	$0.40	$0.64	$0.78

See accompanying notes to unaudited consolidated financial statements.

NORTHFIELD BANCORP, INC. CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME - (Continued) (Unaudited) (In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income	$15,874	$19,794	$30,001	$38,471
Other comprehensive loss:
Unrealized losses on debt securities available-for-sale:
Net unrealized holding losses	(11,079)	(2,006)	(45,973)	(3,150)
Less: reclassification adjustment for net gains included in net income	—	(509)	(264)	(606)
Net unrealized losses	(11,079)	(2,515)	(46,237)	(3,756)
Post-retirement benefits adjustment	—	—	(48)	—
Other comprehensive loss, before tax	(11,079)	(2,515)	(46,285)	(3,756)
Income tax benefit related to net unrealized holding losses on debt securities available-for-sale	3,102	560	12,869	881
Income tax expense related to reclassification adjustment for gains included in net income	—	143	74	170
Income tax expense related to post retirement benefit adjustment	—	—	13	—
Other comprehensive loss, net of tax	(7,977)	(1,812)	(33,329)	(2,705)
Comprehensive income (loss)	$7,897	$17,982	$(3,328)	$35,766

See accompanying notes to unaudited consolidated financial statements.

NORTHFIELD BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Three Months Ended June 30, 2022 and 2021
(Unaudited) (In thousands, except share data)

	Common Stock
	Shares Outstanding	Par Value	Additional Paid-in Capital	Unallocated Common Stock Held by the Employee Stock Ownership Plan	Retained Earnings	Accumulated Other Comprehensive Income (loss) Net of tax	Treasury Stock	Total Stockholders' Equity
Balance at March 31, 2021	51,668,197	$648	$589,188	$(18,286)	$348,236	$12,267	$(177,488)	$754,565
Net income					19,794			19,794
Other comprehensive loss, net of tax						(1,812)		(1,812)
ESOP shares allocated or committed to be released			245	246				491
Stock compensation expense			260					260
Restricted stock forfeitures	(1,555)		22				(22)	—
Exercise of stock options, net	77,780		(51)				1,058	1,007
Cash dividends declared and paid ($0.13 per common share)					(6,392)			(6,392)
Repurchase of treasury stock (average cost of $16.32 per share)	(900,771)						(14,703)	(14,703)
Balance at June 30, 2021	50,843,651	$648	$589,664	$(18,040)	$361,638	$10,455	$(191,155)	$753,210

Balance at March 31, 2022	48,910,192	$648	$588,131	$(16,822)	$389,387	$(23,289)	$(222,657)	$715,398
Net income					15,874			15,874
Other comprehensive loss, net of tax						(7,977)		(7,977)
ESOP shares allocated or committed to be released			163	238				401
Stock compensation expense			449					449
Restricted stock forfeitures	(13,738)		197				(197)	—
Exercise of stock options, net								—
Cash dividends declared and paid ($0.13 per common share)					(6,130)			(6,130)
Repurchase of treasury stock (average cost of $12.96 per share)	(211,579)						(2,742)	(2,742)
Balance at June 30, 2022	48,684,875	$648	$588,940	$(16,584)	$399,131	$(31,266)	$(225,596)	$715,273

See accompanying notes to unaudited consolidated financial statements.

NORTHFIELD BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Six Months Ended June 30, 2022 and 2021
(Unaudited) (In thousands, except share data)

	Common Stock
	Shares Outstanding	Par Value	Additional Paid-in Capital	Unallocated Common Stock Held by the Employee Stock Ownership Plan	Retained Earnings	Accumulated Other Comprehensive Income (loss) Net of tax	Treasury Stock	Total Stockholders' Equity
Balance at December 31, 2020	52,209,897	$648	$590,506	$(18,529)	$338,093	$13,160	$(169,897)	$753,981
Cumulative adjustment for adoption of ASU 2016-13					(3,087)			(3,087)
Balance at January 1, 2021	52,209,897	648	590,506	(18,529)	335,006	13,160	(169,897)	750,894
Net income					38,471			38,471
Other comprehensive loss, net of tax						(2,705)		(2,705)
ESOP shares allocated or committed to be released			414	489				903
Stock compensation expense			504					504
Restricted stock issuance	147,315		(1,821)				1,821	—
Restricted stock forfeitures	(3,237)		48				(48)	—
Exercise of stock options, net	132,770		13				1,802	1,815
Cash dividends declared and paid ($0.24 per common share)					(11,839)			(11,839)
Repurchase of treasury stock (average cost of $15.11 per share)	(1,643,094)						(24,833)	(24,833)
Balance at June 30, 2021	50,843,651	$648	$589,664	$(18,040)	$361,638	$10,455	$(191,155)	$753,210

Balance at December 31, 2021	49,266,733	$648	$589,972	$(17,058)	$381,361	$2,063	$(217,103)	$739,883
Net income					30,001			30,001
Other comprehensive loss, net of tax						(33,329)		(33,329)
ESOP shares allocated or committed to be released			378	474				852
Stock compensation expense			845					845
Restricted stock issuance	157,416		(2,484)				2,484	—
Restricted stock forfeitures	(16,613)		237				(237)	—
Exercise of stock options, net	17,040		(8)				239	231
Cash dividends declared and paid ($0.26 per common share)					(12,231)			(12,231)
Repurchase of treasury stock (average cost of $14.84 per share)	(739,701)						(10,979)	(10,979)
Balance at June 30, 2022	48,684,875	$648	$588,940	$(16,584)	$399,131	$(31,266)	$(225,596)	$715,273

See accompanying notes to unaudited consolidated financial statements.

NORTHFIELD BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (In thousands)

	Six Months Ended June 30,
	2022	2021

Net income	$30,001	$38,471
Adjustments to reconcile net income to net cash provided by operating activities:
Provision (benefit) for credit losses	552	(6,075)
ESOP and stock compensation expense	1,697	1,407
Depreciation	1,857	1,945
Amortization of premiums, and deferred loan costs, net of (accretion) discounts, and deferred loan fees	4,915	621
Amortization of intangible assets	93	101
Amortization of operating lease right-of-use assets	2,331	2,167
Income on bank-owned life insurance	(1,687)	(1,705)
Net gain on sale of loans	—	(1,401)
Gains on available-for-sale debt securities, net	(264)	(606)
Losses (gains) on trading securities, net	2,365	(1,171)
Gain on sale of other real estate owned, net	(17)	—
Net sales of trading securities	695	719
(Increase) decrease in accrued interest receivable	(376)	169
Increase in other assets	(1,155)	(10,020)
(Decrease) increase in accrued expenses and other liabilities	(623)	366
Net cash provided by operating activities	40,384	24,988
Cash flows from investing activities:
Net increase in loans receivable	(300,245)	(117,546)
Purchases of loans	(7,696)	—
Proceeds from sale of loans held-for-sale	—	151,559
Purchases of FHLB of New York stock	(5,423)	(220)
Redemptions of FHLB of New York stock	7,817	4,353
Purchases of debt securities available-for-sale	(164,988)	(213,761)
Purchases of equity securities	(2,510)	—
Principal payments and maturities on debt securities available-for-sale	193,873	280,050
Principal payments and maturities on debt securities held-to-maturity	76	788
Proceeds from sale of debt securities available-for-sale	41,464	95,472
Proceeds from sale of equity securities	31	34
Proceeds from bank-owned life insurance	1,526	1,021
Proceeds from sale of other real estate owned	125	—
Purchases and improvements of premises and equipment	(1,686)	(1,025)
Net cash (used in) provided by investing activities	(237,636)	200,725
Cash flows from financing activities:
Net increase in deposits	248,668	31,718
Dividends paid	(12,231)	(11,839)
Exercise of stock options	231	1,815
Purchase of treasury stock	(10,979)	(24,833)
Increase in advance payments by borrowers for taxes and insurance	4,549	4,526
Proceeds from issuance of subordinated debt, net of issuance costs	60,917	—
Proceeds from securities sold under agreements to repurchase and other borrowings	261	265
Repayments related to securities sold under agreements to repurchase and other borrowings	(75,000)	(121,725)
Net cash provided by (used in) financing activities	216,416	(120,073)
Net increase in cash and cash equivalents	19,164	105,640
Cash and cash equivalents at beginning of period	91,068	87,544
Cash and cash equivalents at end of period	$110,232	$193,184

See accompanying notes to unaudited consolidated financial statements

NORTHFIELD BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)
(Unaudited) (In thousands)

	Six Months Ended June 30,
	2022	2021
Supplemental cash flow information:
Cash paid during the period for:
Interest	$6,807	$9,833
Income taxes	11,205	19,100
Non-cash transactions:
Loan charge-offs, net	494	2,392
Right-of-use assets obtained in exchange for new lease liabilities	4,983	—
Transfer of loans held-for-investment to loans held-for-sale at fair value	2,346	131,883
Transfer of loans held-for-sale at fair value to loans held-for-investment	—	1,612
Transfer of loans held-for-investment to other real estate owned	—	100

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

In the opinion of management, all adjustments (consisting solely of normal and recurring adjustments) necessary for the fair presentation of the consolidated balance sheets and the consolidated statements of comprehensive income for the unaudited periods presented have been included. The results of operations and other data presented for the three and six months ended June 30, 2022 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2022 or for any other period. Whenever necessary, certain prior year amounts are reclassified to conform to the current year presentation.
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

Note 2 – Debt Securities Available-for-Sale
The following is a comparative summary of mortgage-backed securities and other debt securities available-for-sale at June 30, 2022, and December 31, 2021 (in thousands):

	June 30, 2022
		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
	cost	gains	losses	value
U.S. Government agency securities	$76,572	$—	$(1,769)	$74,803
Mortgage-backed securities:
Pass-through certificates:
Government sponsored enterprises ("GSEs")	538,676	49	(25,299)	513,426
Real estate mortgage investment conduits ("REMICs"):
GSE	317,266	—	(9,453)	307,813
	855,942	49	(34,752)	821,239
Other debt securities:
Municipal bonds	52	—	—	52
Corporate bonds	197,818	22	(7,066)	190,774
	197,870	22	(7,066)	190,826
Total debt securities available-for-sale	$1,130,384	$71	$(43,587)	$1,086,868

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

	December 31, 2021
		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
	cost	gains	losses	value
U.S. Government agency securities	$2,344	$—	$(54)	$2,290
Mortgage-backed securities:
Pass-through certificates:
GSE	579,035	5,233	(2,862)	581,406
REMICs:
GSE	390,755	2,398	(1,443)	391,710
	969,790	7,631	(4,305)	973,116
Other debt securities:
Municipal bonds	71	1	—	72
Corporate bonds	233,311	192	(744)	232,759
	233,382	193	(744)	232,831
Total debt securities available-for-sale	$1,205,516	$7,824	$(5,103)	$1,208,237
The following is a summary of the expected maturity distribution of debt securities available-for-sale, other than mortgage-backed securities, at June 30, 2022 (in thousands):

Available-for-sale	Amortized cost	Estimated fair value
Due in one year or less	$159,755	$156,465
Due after one year through five years	113,115	107,719
Due after five years through ten years	1,572	1,445
	$274,442	$265,629
 Contractual maturities for mortgage-backed securities are not included above, as expected maturities on mortgage-backed securities may differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without penalties.

Certain debt securities available-for-sale are pledged or encumbered to secure borrowings under Pledge Agreements and Repurchase Agreements and for other purposes required by law. At June 30, 2022 and December 31, 2021, the fair value of debt securities available-for-sale that were pledged to secure borrowings and deposits was $581.6 million and $522.1 million, respectively.

For the three months ended June 30, 2022, the Company had no sales of debt securities available-for-sale, and no gross realized gains or losses. For the six months ended June 30, 2022, the Company had gross proceeds of $41.5 million on sales and calls of debt securities available-for-sale, with gross realized gains of $264,000 related to the sales of securities and no gross realized losses. For the three months ended June 30, 2021, the Company had gross proceeds of $89.6 million on sales of debt securities available-for-sale, with gross realized gains of $509,000 and no gross realized losses. For the six months ended June 30, 2021, the Company had gross proceeds of $95.5 million on sales and calls of debt securities available-for-sale, with gross realized gains of $606,000 related to sales of securities and no gross realized losses. The Company recognized net losses of $1.6 million and $2.4 million on its trading securities portfolio during the three and six months ended June 30, 2022, respectively. During the three and six months ended June 30, 2021, the Company recognized net gains of $807,000 and $1.2 million, respectively, on its trading securities portfolio.

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)
Gross unrealized losses on mortgage-backed securities and other debt securities available-for-sale, and the estimated fair value of the related securities, aggregated by security category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2022 and December 31, 2021, were as follows (in thousands):

	June 30, 2022
	Less than 12 months		12 months or more		Total
	Unrealized	Estimated	Unrealized	Estimated	Unrealized	Estimated
	losses	fair value	losses	fair value	losses	fair value
U.S. Government agency securities	$(1,642)	$73,358	$(127)	$1,444	$(1,769)	$74,802
Mortgage-backed securities:
Pass-through certificates:
GSE	(24,602)	490,569	(668)	7,927	(25,270)	498,496
REMICs:
GSE	(6,077)	246,515	(3,405)	60,905	(9,482)	307,420
Other debt securities:
Corporate bonds	(5,368)	159,665	(1,698)	13,312	(7,066)	172,977
Total	$(37,689)	$970,107	$(5,898)	$83,588	$(43,587)	$1,053,695

	December 31, 2021
	Less than 12 months		12 months or more		Total
	Unrealized	Estimated	Unrealized	Estimated	Unrealized	Estimated
	losses	fair value	losses	fair value	losses	fair value
U.S. Government agency securities	$—	$—	$(54)	$2,290	$(54)	$2,290
Mortgage-backed securities:
Pass-through certificates:
GSE	(2,543)	417,291	(318)	14,625	(2,861)	431,916
REMICs:
GSE	(1,350)	125,725	(94)	4,413	(1,444)	130,138
Other debt securities:
Corporate bonds	(744)	146,853	—	—	(744)	146,853
Total	$(4,637)	$689,869	$(466)	$21,328	$(5,103)	$711,197

The Company held 15 pass-through mortgage-backed securities issued or guaranteed by GSEs, 26 REMIC mortgage-backed securities issued or guaranteed by GSEs, two corporate bonds, and one U.S. Government agency security that were in a continuous unrealized loss position of twelve months or greater at June 30, 2022. There were 89 pass-through mortgage-backed securities issued or guaranteed by GSEs, 61 REMIC mortgage-backed securities issued or guaranteed by GSEs, 26 corporate bonds and four U.S. Government agency securities that were in an unrealized loss position of less than twelve months at June 30, 2022. All securities referred to above were rated investment grade at June 30, 2022.

Available for sale debt securities in unrealized loss positions are evaluated for impairment related to credit losses on a quarterly basis. In performing an assessment of whether any decline in fair value is due to a credit loss, the Company considers the extent to which the fair value is less than the amortized cost, changes in credit ratings, any adverse economic conditions, as well as all relevant information at the individual security level such as credit deterioration of the issuer or collateral underlying the security. In assessing the impairment, the Company compares the present value of cash flows expected to be collected with the amortized cost basis of the security. If it is determined that the decline in fair value was due to credit losses, an allowance for credit losses is recorded, limited to the amount the fair value is less than amortized cost basis. The Company did not recognize any allowance for credit losses on its available-for-sale debt securities as of June 30, 2022 or December 31, 2021.

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)
The non-credit related decrease in the fair value, such as a decline due to changes in market interest rates, is recorded in other comprehensive income, net of tax. The Company also assesses its intent to sell the securities (as well as the likelihood of a near-term recovery). If the Company intends to sell an available for sale debt security or it is more likely than not that it will be required to sell the security before recovery of its amortized cost basis, the debt security is written down to its fair value and the write down is charged to the debt security’s fair value at the reporting date with any incremental impairment reported in earnings.

The Company has made the accounting policy election to exclude accrued interest receivable on available-for-sale securities from the estimate of credit losses. Accrued interest receivable associated with debt securities available-for-sale totaled $2.6 million and $2.5 million, respectively, at June 30, 2022 and December 31, 2021 was reported in accrued interest receivable on the consolidated balance sheets.

Note 3 – Debt Securities Held-to-Maturity

The following is a summary of mortgage-backed securities held-to-maturity at June 30, 2022 and December 31, 2021 (in thousands):

	June 30, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Mortgage-backed securities:
Pass-through certificates:
GSE	$5,201	$—	$(224)	$4,977
Total securities held-to-maturity	$5,201	$—	$(224)	$4,977

	December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Mortgage-backed securities:
Pass-through certificates:
GSE	$5,283	$192	$—	$5,475
Total securities held-to-maturity	$5,283	$192	$—	$5,475

Contractual maturities for mortgage-backed securities are not presented, as expected maturities on mortgage-backed securities may differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without penalties. There were no sales of held-to-maturity securities for the six months ended June 30, 2022 or June 30, 2021.

At both June 30, 2022 and December 31, 2021, debt securities held-to-maturity with a carrying value of $2.1 million were pledged to secure borrowings and deposits.

Gross unrealized losses on mortgage-backed securities held-to-maturity, and the estimated fair value of the related securities, aggregated by security category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2022 were as follows (in thousands):

	June 30, 2022
	Less than 12 months		12 months or more		Total
	Unrealized	Estimated	Unrealized	Estimated	Unrealized	Estimated
	losses	fair value	losses	fair value	losses	fair value
Mortgage-backed securities:
Pass-through certificates:
GSE	$(224)	$4,977	$—	$—	$(224)	$4,977
Total	$(224)	$4,977	$—	$—	$(224)	$4,977

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)
The Company held six pass-through mortgage-backed debt securities held-to-maturity issued or guaranteed by GSEs that were in an unrealized loss position of less than twelve months at June 30, 2022 and no held-to-maturity securities in an unrealized loss position of greater than twelve months at June 30, 2022. There were no held-to-maturity securities in an unrealized loss position at December 31, 2021.

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

The Company has made the accounting policy election to exclude accrued interest receivable on held-to-maturity securities from the estimate of credit losses. Accrued interest receivable associated with held-to-maturity securities totaling $16,000 and $15,000, respectively, at June 30, 2022 and December 31, 2021 was reported in accrued interest receivable on the consolidated balance sheets.

Note 4 – Equity Securities

At June 30, 2022, and December 31, 2021, equity securities totaled $7.8 million and $5.3 million, respectively. Equity securities consisted of money market mutual funds recorded at fair value of $296,000 and $328,000 at June 30, 2022 and December 31, 2021, respectively, and an investment in a private SBA loan fund (the “SBA Loan Fund”) recorded at net asset value of $7.5 million and $5.0 million at June 30, 2022 and December 31, 2021, respectively. As the SBA Loan Fund operates as a private fund, its shares are not publicly traded and, therefore, have no readily determinable market value. The SBA Loan Fund was recorded at net asset value as a practical expedient for reporting fair value.

Note 5 – Loans

The following table summarizes the Company’s loans held-for-investment (in thousands):

	June 30,	December 31,
	2022	2021
Real estate loans:
Multifamily	$2,771,002	$2,518,065
Commercial mortgage	850,186	808,597
One-to-four family residential mortgage	185,376	183,665
Home equity and lines of credit	137,868	109,956
Construction and land	18,555	27,495
Total real estate loans	3,962,987	3,647,778
Commercial and industrial loans (1)	133,422	141,005
Other loans	2,312	2,015
Total commercial and industrial and other loans	135,734	143,020
Loans held-for-investment, net (excluding PCD)	4,098,721	3,790,798
PCD loans	13,136	15,819
Total loans held-for-investment, net	4,111,857	3,806,617
Allowance for credit losses	(39,031)	(38,973)
Net loans held-for-investment	$4,072,826	$3,767,644

(1) Included in commercial and industrial loans at June 30, 2022 and December 31, 2021 are Payment Protection Program ("PPP") loans totaling $11.9 million and $40.5 million, respectively.

The Company had $2.3 million of loans held-for-sale at June 30, 2022 and no loans held-for-sale at December 31, 2021.

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)
In addition to originating loans, the Company may acquire loans through portfolio purchases or acquisitions of other companies. Purchased loans that have evidence of more than insignificant credit deterioration since origination are deemed PCD loans. For PCD loans, each loan pool is accounted for as a single asset with a single composite interest rate and an aggregate expectation of cash flows. PCD loans totaled $13.1 million at June 30, 2022, as compared to $15.8 million at December 31, 2021. The majority of the PCD loan balance is attributable to loans acquired as part of a Federal Deposit Insurance Corporation-assisted transaction. At June 30, 2022, PCD loans consisted of approximately 13% construction and land and home equity loans, 25% commercial real estate loans, 51% commercial and industrial loans, and 11% in one-to-four family residential loans. At December 31, 2021, PCD loans consisted of approximately 16% one-to-four family residential loans, 25% commercial real estate loans, 48% commercial and industrial loans, and 11% in construction and land and home equity loans.

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

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

The following table presents the Company’s loans held-for-investment, excluding PCD loans, by loan class, credit risk ratings and year of origination, at June 30, 2022 (in thousands):

	June 30, 2022
	2022	2021	2020	2019	2018	Prior	Revolving Loans	Total
Real Estate:
Multifamily
Pass	$441,001	$704,409	$510,471	$291,503	$226,586	$584,813	$1,893	$2,760,676
Substandard	—	—	—	—	3,806	6,520	—	10,326
Total multifamily	441,001	704,409	510,471	291,503	230,392	591,333	1,893	2,771,002
Commercial
Pass	137,267	149,545	69,189	93,232	75,649	295,115	2,567	822,564
Special mention	—	—	—	—	—	5,241	—	5,241
Substandard	—	10,728	—	—	—	11,653	—	22,381
Total commercial	137,267	160,273	69,189	93,232	75,649	312,009	2,567	850,186
One-to-four family residential
Pass	22,973	12,473	8,710	10,465	9,188	117,450	1,022	182,281
Special mention	—	—	—	—	—	1,928	—	1,928
Substandard	—	—	—	—	—	1,167	—	1,167
Total one-to-four family residential	22,973	12,473	8,710	10,465	9,188	120,545	1,022	185,376
Home equity and lines of credit
Pass	23,488	16,703	9,195	6,476	5,009	12,393	64,010	137,274
Special mention	—	—	—	—	—	41	—	41
Substandard	—	60	—	95	49	349	—	553
Total home equity and lines of credit	23,488	16,763	9,195	6,571	5,058	12,783	64,010	137,868
Construction and land
Pass	3,973	956	4,558	1,317	1,451	4,050	180	16,485
Substandard	—	—	—	—	2,070	—	—	2,070
Total construction and land	3,973	956	4,558	1,317	3,521	4,050	180	18,555
Total real estate loans	628,702	894,874	602,123	403,088	323,808	1,040,720	69,672	3,962,987
Commercial and industrial
Pass	3,814	18,613	8,178	3,961	1,841	9,122	85,861	131,390
Special mention	—	—	—	—	—	141	150	291
Substandard	—	—	135	50	200	293	1,063	1,741
Total commercial and industrial	3,814	18,613	8,313	4,011	2,041	9,556	87,074	133,422
Other
Pass	2,063	—	130	10	16	34	59	2,312
Total other	2,063	—	130	10	16	34	59	2,312
Total loans held-for-investment, net	$634,579	$913,487	$610,566	$407,109	$325,865	$1,050,310	$156,805	$4,098,721

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

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

Past Due and Non-Accrual Loans

Included in loans receivable held-for-investment are loans for which the accrual of interest income has been discontinued due to deterioration in the financial condition of the borrowers. The recorded investment of these non-accrual loans was $10.3 million and $7.6 million at June 30, 2022, and December 31, 2021, respectively. Generally, originated loans are placed on non-accrual status when they become 90 days or more delinquent, or sooner if considered appropriate by management, and remain on non-accrual status until they are brought current, have six consecutive months of performance under the loan terms, and factors indicating reasonable doubt about the timely collection of payments no longer exist. Therefore, loans may be current in accordance with their loan terms, or may be less than 90 days delinquent and still be on a non-accruing status.

When an individual loan no longer demonstrates the similar credit risk characteristics as other loans within its current segment, the Company evaluates each for expected credit losses on an individual basis. All non-accrual loans $500,000 and above and all loans designated as TDRs are individually evaluated. The non-accrual amounts included in loans individually evaluated for impairment were $5.4 million and $4.2 million at June 30, 2022, and December 31, 2021, respectively. Loans on non-accrual status with principal balances less than $500,000, and therefore not meeting the Company's definition of an impaired loan, amounted to $4.9 million at June 30, 2022, and $3.4 million at December 31, 2021. Loans past due 90 days or more and still accruing interest were $211,000 and $384,000 at June 30, 2022 and December 31, 2021, respectively, and consisted of loans that are well secured and in the process of collection.

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)
The following tables set forth the detail, and delinquency status, of non-performing loans (non-accrual loans and loans past due 90 days or more and still accruing), net of deferred fees and costs, at June 30, 2022, and December 31, 2021, excluding PCD loans (in thousands):

	June 30, 2022
	Total Non-Performing Loans
	Non-Accruing Loans
	Current	30-89 Days Past Due	90 Days or More Past Due	Total	90 Days or More Past Due and Accruing	Total Non-Performing Loans
Loans held-for-investment:
Real estate loans:
Multifamily
Substandard	$276	$—	$3,746	$4,022	$—	$4,022
Total multifamily	276	—	3,746	4,022	—	4,022
Commercial
Substandard	3,279	70	1,981	5,330	27	5,357
Total commercial	3,279	70	1,981	5,330	27	5,357
One-to-four family residential
Substandard	—	—	304	304	160	464
Total one-to-four family residential	—	—	304	304	160	464
Home equity and lines of credit
Substandard	188	6	138	332	—	332
Total home equity and lines of credit	188	6	138	332	—	332
Total real estate	3,743	76	6,169	9,988	187	10,175
Commercial and industrial loans
Substandard	28	—	247	275	17	292
Total commercial and industrial loans	28	—	247	275	17	292
Other loans
Pass	—	—	—	—	7	7
Total other	—	—	—	—	7	7
Total non-performing loans	$3,771	$76	$6,416	$10,263	$211	$10,474

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

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)
The following tables set forth the detail and delinquency status of loans held-for-investment, excluding PCD loans, net of deferred fees and costs, at June 30, 2022, and December 31, 2021 (in thousands):

	June 30, 2022
		Past Due Loans
	30-89 Days Past Due	90 Days or More Past Due	90 Days or More Past Due and Accruing	Total Past Due	Current	Total Loans Receivable, net
Loans held-for-investment:
Real estate loans:
Multifamily
Pass	$—	$—	$—	$—	$2,760,676	$2,760,676
Substandard	—	3,746	—	3,746	6,580	10,326
Total multifamily	—	3,746	—	3,746	2,767,256	2,771,002
Commercial
Pass	173	—	—	173	822,391	822,564
Special mention	308	—	—	308	4,933	5,241
Substandard	247	1,981	27	2,255	20,126	22,381
Total commercial	728	1,981	27	2,736	847,450	850,186
One-to-four family residential
Pass	569	—	—	569	181,712	182,281
Special mention	71	—	—	71	1,857	1,928
Substandard	165	304	160	629	538	1,167
Total one-to-four family residential	805	304	160	1,269	184,107	185,376
Home equity and lines of credit
Pass	11	—	—	11	137,263	137,274
Special mention	—	—	—	—	41	41
Substandard	142	138	—	280	273	553
Total home equity and lines of credit	153	138	—	291	137,577	137,868
Construction and land
Pass	—	—	—	—	16,485	16,485
Substandard	—	—	—	—	2,070	2,070
Total construction and land	—	—	—	—	18,555	18,555
Total real estate	1,686	6,169	187	8,042	3,954,945	3,962,987
Commercial and industrial
Pass	846	—	—	846	130,544	131,390
Special mention	100	—	—	100	191	291
Substandard	150	247	17	414	1,327	1,741
Total commercial and industrial	1,096	247	17	1,360	132,062	133,422
Other loans
Pass	—	—	7	7	2,305	2,312
Total other loans	—	—	7	7	2,305	2,312
Total loans held-for-investment	$2,782	$6,416	$211	$9,409	$4,089,312	$4,098,721

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

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)
The following tables summarize information on non-accrual loans, excluding PCD loans, as of June 30, 2022 and December 31, 2021 (in thousands):

	June 30, 2022
	Recorded Investment	Unpaid Principal Balance	With No Related Allowance
Real estate loans:
Multifamily	$4,022	$4,031	$2,201
Commercial	5,330	5,786	3,182
One-to-four family residential	304	335	—
Home equity and lines of credit	332	581	—
Commercial and industrial	275	590	—
Total non-accrual loans	$10,263	$11,323	$5,383

	December 31, 2021
	Recorded Investment	Unpaid Principal Balance	With No Related Allowance
Real estate loans:
Multifamily	$1,882	$1,891	$512
Commercial	5,117	5,627	3,729
One-to-four family residential	314	346	—
Home equity and lines of credit	281	530	—
Commercial and industrial	28	349	—
Total non-accrual loans	$7,622	$8,743	$4,241

The following table summarizes interest income on non-accrual loans, excluding PCD loans, during the three and six months ended June 30, 2022 and June 30, 2021.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Real estate loans:
Multifamily	$24	$19	$48	$33
Commercial	70	25	82	50
One-to-four family residential	7	—	10	6
Home equity and lines of credit	11	—	11	2
Commercial and industrial	7	2	8	4
Total interest income on non-accrual loans	$119	$46	$159	$95

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)
Collateral-Dependent Loans

Loans for which the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral are considered to be collateral-dependent loans. Collateral can have a significant financial effect in mitigating exposure to credit risk and, where there is sufficient collateral, an allowance for credit losses is not recognized or is minimal. For collateral-dependent loans, the allowance for credit losses is individually assessed based on the fair value of the collateral less estimated costs of sale. The Company's collateral-dependent loans are secured by real estate. Collateral values are generally based on appraisals which are adjusted for changes in market indices. As of June 30, 2022 and December 31, 2021, the Company had $7.9 million and $7.4 million of collateral-dependent impaired loans, respectively. The collateral-dependent loans at June 30, 2022 consisted of $5.2 million of commercial real estate loans, $2.3 million of multifamily loans, and $351,000 of one-to-four family residential loans. For the six months ended June 30, 2022, there was no significant deterioration or changes in the collateral securing these loans.

Troubled Debt Restructured Loan

    There were no loans modified as a TDR during the three or six months ended June 30, 2022 or 2021.
In response to the novel Coronavirus Disease 2019 ("COVID-19") pandemic and its economic impact to customers, a short-term modification program that complied with Section 4013 of the CARES Act and the Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus was implemented to provide temporary payment relief to those borrowers directly impacted by COVID-19. The program allows for deferral of payments for 90 days, which may extend for an additional 90 day period, with modifications in the form of payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment. As of June 30, 2022, substantially all of the borrowers who had requested relief have returned to contractual payments.
At June 30, 2022 and December 31, 2021, the Company had TDRs of $7.3 million and $9.0 million, respectively.

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

At June 30, 2022 and June 30, 2021, there were no restructured TDRs during the preceding twelve months that subsequently defaulted.

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

Allowance for Individually Evaluated Loans

The Company measures specific reserves for individual loans that do not share common risk characteristics with other loans, consisting of all TDRs and non-accrual loans with an outstanding balance of $500,000 or greater. Loans individually evaluated for impairment are assessed to determine whether the loan’s carrying value is not in excess of the estimated fair value of the collateral less cost to sell, if the loan is collateral-dependent, or the present value of the expected future cash flows, if the loan is not collateral-dependent. Management performs an evaluation of each impaired loan and generally obtains updated appraisals as part of the evaluation. In addition, management adjusts estimated fair values down to appropriately consider recent market conditions, our willingness to accept a lower sales price to effect a quick sale, and costs to dispose of any supporting collateral. Determining the estimated fair value of underlying collateral (and related costs to sell) can be difficult in illiquid real estate markets and is subject to significant assumptions and estimates. Management employs an independent third-party management firm that specializes in appraisal preparation and review to ascertain the reasonableness of updated appraisals. Projecting the expected cash flows under troubled debt restructurings which are not collateral-dependent is inherently subjective and requires, among other things, an evaluation of the borrower’s current and projected financial condition. Actual results may be significantly different than our projections and our established allowance for credit losses on these loans, which could have a material effect on our financial results. Individually impaired loans that have no impairment losses are not considered for collective allowances described earlier. At June 30, 2022 and December 31, 2021, the ACL for loans individually evaluated for impairment was $36,600 and $30,200, respectively.

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

The table below summarizes the allowance for credit losses for off-balance sheet credit exposures (in thousands):

	Three Months Ended June 30, 2022	Six Months Ended June 30, 2022
Balance at beginning of period	$2,131	$1,852
Provision for credit losses	349	628
Balance at end of period	$2,480	$2,480

The allowance for credit losses on loans was $39.0 million at both June 30, 2022 and December 31, 2021.

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)
The following tables set forth activity in our allowance for credit losses on loans, by loan type, as of, and for the three and six months ended June 30, 2022, and June 30, 2021 (in thousands):

	Three Months Ended June 30, 2022
	Real Estate
	Commercial (1)	One-to-Four Family	Home Equity and Lines of Credit	Construction and Land	Commercial and Industrial	Other	Total Loans (excluding PCD)	PCD	Total
Allowance for credit losses:
Beginning balance	$27,247	$3,589	$679	$166	$2,954	$9	$34,644	$4,630	$39,274
Charge-offs	—	—	—	—	—	—	—	(525)	(525)
Recoveries	19	—	—	—	114	—	133	—	133
Provisions (credit)	799	(584)	123	119	(363)	2	96	53	149
Ending balance	$28,065	$3,005	$802	$285	$2,705	$11	$34,873	$4,158	$39,031

	Three Months Ended June 30, 2021
	Real Estate
	Commercial (1)	One-to-Four Family	Home Equity and Lines of Credit	Construction and Land	Commercial and Industrial	Other	Total Loans (excluding PCD)	PCD	Total
Allowance for credit losses:
Beginning balance	28,882	5,172	643	269	2,940	9	37,915	5,282	43,197
Charge-offs	—	—	—	—	(12)	—	(12)	—	(12)
Recoveries	—	1	1	—	7	—	9	—	9
Provisions (credit)	(2,342)	(563)	19	(10)	(341)	(2)	(3,239)	(462)	(3,701)
Ending balance	$26,540	$4,610	$663	$259	$2,594	$7	$34,673	$4,820	$39,493

(1) Commercial includes commercial real estate loans collateralized by owner-occupied, non-owner occupied, and multifamily properties.

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

	Six Months Ended June 30, 2022
	Real Estate
	Commercial (1)	One-to-Four Family	Home Equity and Lines of Credit	Construction and Land	Commercial and Industrial	Other	Total Loans (excluding PCD)	PCD	Total
Allowance for credit losses:
Beginning balance	$26,785	$3,545	$560	$169	$3,173	$9	$34,241	$4,732	$38,973
Charge-offs	—	—	—	—	(185)	—	(185)	(525)	(710)
Recoveries	97	—	—	—	119	—	216	—	216
Provisions (credit)	1,183	(540)	242	116	(402)	2	601	(49)	552
Ending balance	$28,065	$3,005	$802	$285	$2,705	$11	$34,873	$4,158	$39,031

	Six Months Ended June 30, 2021
	Real Estate
	Commercial (1)	One-to-Four Family	Home Equity and Lines of Credit	Construction and Land	Commercial and Industrial	Other	Total Loans (excluding PCD)	PCD	Total
Allowance for credit losses:
Beginning balance	$33,005	$207	$260	$1,214	$1,842	$198	$36,726	$881	$37,607
Impact of CECL adoption	(1,949)	5,233	419	(921)	947	(188)	3,541	6,812	10,353
Balance at January 1, 2021	31,056	5,440	679	293	2,789	10	40,267	7,693	47,960
Charge-offs	—	(21)	—	—	(12)	—	(33)	(2,411)	(2,444)
Recoveries	19	2	1	—	28	2	52		52
Provisions (credit)	(4,535)	(811)	(17)	(34)	(211)	(5)	(5,613)	(462)	(6,075)
Ending balance	$26,540	$4,610	$663	$259	$2,594	$7	$34,673	$4,820	$39,493

(1) Commercial includes commercial real estate loans collateralized by owner-occupied, non-owner occupied, and multifamily properties.

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)
The following tables detail the amount of loans receivable held-for-investment, net of deferred loan fees and costs, that are evaluated, individually and collectively, for impairment, and the related portion of the allowance for credit losses that is allocated to each loan portfolio segment, at June 30, 2022 and December 31, 2021 (in thousands):

	June 30, 2022
	Real Estate
	Commercial (1)	One-to-Four Family	Home Equity and Lines of Credit	Construction and Land	Commercial and Industrial	Other	Total Loans (excluding PCD)	PCD	Total
Allowance for credit losses:
Ending balance: individually evaluated for impairment	$16	$—	$3	$—	$18	$—	$37	$—	$37
Ending balance: collectively evaluated for impairment	28,048	3,005	800	285	2,687	11	34,836	—	34,836
Ending balance: PCD loans evaluated for impairment (2)	—	—	—	—	—	—	—	4,158	4,158
Loans, net:
Ending balance	$3,621,188	$185,376	$137,868	$18,555	$133,422	$2,312	$4,098,721	$13,136	$4,111,857
Ending balance: individually evaluated for impairment	8,679	692	28	—	99		9,498	—	9,498
Ending balance: collectively evaluated for impairment	3,612,509	184,684	137,840	18,555	121,374	2,312	4,077,274	—	4,077,274
Ending balance: PCD loans evaluated for impairment (2)	—	—	—	—	—	—	—	13,136	13,136
PPP loans not evaluated for impairment (3)	—	—	—	—	11,949	—	11,949	—	11,949

	December 31, 2021
	Real Estate
	Commercial (1)	One-to-Four Family	Home Equity and Lines of Credit	Construction and Land	Commercial and Industrial	Other	Total Loans (excluding PCD)	PCD	Total
Allowance for credit losses:
Ending balance: individually evaluated for impairment	$25	$2	$2	$—	$1	$—	$30	$—	$30
Ending balance: collectively evaluated for impairment	26,760	3,543	558	169	3,172	9	34,211	—	34,211
Ending balance: PCD loans evaluated for impairment (2)	—	—	—	—	—	—	—	4,732	4,732
Loans, net:
Ending balance	$3,326,662	$183,665	$109,956	$27,495	$141,005	$2,015	$3,790,798	$15,819	$3,806,617
Ending balance: individually evaluated for impairment	8,352	1,562	38	—	34	—	9,986	—	9,986
Ending balance: collectively evaluated for impairment	3,318,310	182,103	109,918	27,495	100,454	2,015	3,740,295	—	3,740,295
Ending balance: PCD loans evaluated for impairment (2)	—	—	—	—	—	—	—	15,819	15,819
PPP loans not evaluated for impairment (3)	—	—	—	—	40,517	—	40,517	—	40,517

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

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)
Note 7 – Deposits

Deposit account balances are summarized as follows (in thousands):

	June 30, 2022	December 31, 2021
Non-interest-bearing checking	$916,343	$898,490
Negotiable orders of withdrawal ("NOW") and interest-bearing checking	1,287,458	1,112,292
Savings and money market	1,691,421	1,776,191
Certificates of deposit	522,780	382,361
Total deposits	$4,418,002	$4,169,334

Interest expense on deposit accounts is summarized for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
NOW and interest-bearing checking, savings, and money market	$599	$845	$1,170	$1,777
Certificates of deposit	735	826	1,323	1,764
Total interest expense on deposit accounts	$1,334	$1,671	$2,493	$3,541

Note 8 – Subordinated Debt

On June 17, 2022, the Company issued $62.0 million in aggregate principal amount of fixed-to-floating subordinated notes (the “Notes”) to certain institutional investors. The Notes mature on June 30, 2032, unless redeemed earlier. The Notes initially bear interest, payable semi-annually in arrears, at a fixed rate of 5.00% per annum until June 30, 2027. Beginning June 30, 2027 and until maturity or redemption, the interest rate applicable to the outstanding principal amount of the Notes due will reset quarterly to an interest rate per annum equal to the then current three-month Secured Overnight Financing Rate plus 200 basis points, payable quarterly in arrears. The Company has the option to redeem the Notes, at par and in whole or in part, beginning on June 30, 2027 and to redeem the Notes at any time in whole upon certain other events. Any redemption of the Notes will be subject to prior regulatory approval to the extent required. Debt issuance costs totaled $1.1 million and are being amortized to maturity. The Company intends to use the net proceeds from the issuance of the Notes for general corporate purposes, including to fund potential repurchases of shares of the Company’s outstanding common stock.

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)
Note 9 – Equity Incentive Plans

The following table is a summary of the Company’s stock options outstanding as of June 30, 2022, and changes therein during the six months then ended.

	Number of Stock Options	Weighted Average Grant Date Fair Value	Weighted Average Exercise Price	Weighted Average Contractual Life (years)
Outstanding - December 31, 2021	1,769,979	$4.02	$13.95	2.95
Exercised	(17,040)	3.95	13.54	—
Outstanding - June 30, 2022	1,752,939	4.02	13.96	2.46
Exercisable - June 30, 2022	1,752,939	4.02	13.96	2.46
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

The following is a summary of the status of the Company’s restricted stock awards and performance-based restricted stock units at June 30, 2022, and changes therein during the six months then ended.

	Number of Shares Awarded	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2021	222,844	$13.21
Granted	181,908	15.78
Vested	(62,836)	12.87
Forfeited	(16,613)	14.28
Non-vested at June 30, 2022	325,303	14.66

Expected future stock award expense related to the non-vested restricted share awards and performance-based restricted stock units as of June 30, 2022, was $3.7 million over a weighted average period of 2.6 years.
During the three months ended June 30, 2022 and June 30, 2021, the Company recorded $449,000 and $261,000, respectively, of stock-based compensation related to the above plan. During the six months ended June 30, 2022 and June 30, 2021, the Company recorded $845,000 and $504,000, respectively, of stock-based compensation related to the above plan.

Note 10 – Fair Value Measurements
The following tables present the assets reported on the consolidated balance sheets at their estimated fair value as of June 30, 2022, and December 31, 2021, by level within the fair value hierarchy as required by the Fair Value Measurements and Disclosures Topic of the FASB ASC. Financial assets and liabilities are classified in their entirety based on the level of input that is significant to the fair value measurement. The fair value hierarchy is as follows:

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

	Fair Value Measurements at June 30, 2022 Using:
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Measured on a recurring basis:
Assets:
Investment securities:
Debt securities available-for-sale:
U.S. Government agency	$74,803	$—	$74,803	$—
Mortgage-backed securities:
Pass-through certificates:
GSE	513,426	—	513,426	—
REMICs:
GSE	307,813	—	307,813	—
	821,239	—	821,239	—
Other debt securities:
Municipal bonds	52	—	52	—
Corporate bonds	190,774	—	190,774	—
	190,826	—	190,826	—
Total debt securities available-for-sale	1,086,868	—	1,086,868	—
Trading securities	10,401	10,401	—	—
Equity securities (1)	296	296	—	—
Total	$1,097,565	$10,697	$1,086,868	$—
Measured on a non-recurring basis:
Assets:
Loans individually evaluated for impairment:
Real estate loans:
Commercial real estate	$2,812	$—	$—	$2,812
Home equity and lines of credit	26	—	—	26
Total individually evaluated real estate loans	2,838	—	—	2,838
Commercial and industrial loans	64	—	—	64
Total	$2,902	$—	$—	$2,902

(1) Excludes investment measured at net asset value of $7.5 million at June 30, 2022, which has not been classified in the fair value hierarchy.

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

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)
The following table presents qualitative information for Level 3 assets measured at fair value on a non-recurring basis at June 30, 2022 and December 31, 2021 (dollars in thousands):

	Fair Value		Valuation Methodology	Unobservable Inputs	Range of Inputs
	June 30, 2022	December 31, 2021			June 30, 2022	December 31, 2021
Individually evaluated loans	$2,902	$3,807	Appraisals	Discount for costs to sell	7.0%	7.0%
				Discount for quick sale	10.0%	10.0%
			Discounted cash flows	Interest rates	4.88% to 7.50%	4.88% to 6.25%
Other real estate owned	—	100	Appraisals	Discount for costs to sell	7.0%	7.0%

The valuation techniques described below were used to measure fair value of financial instruments in the tables below on a recurring basis and a non-recurring basis at June 30, 2022, and December 31, 2021.
Debt Securities Available for Sale: The estimated fair values for mortgage-backed securities, corporate, and other debt securities are obtained from an independent nationally recognized third-party pricing service. The estimated fair values are derived primarily from cash flow models, which include assumptions for interest rates, credit losses, and prepayment speeds. Broker/dealer quotes are utilized as well, when such quotes are available and deemed representative of the market. The significant inputs utilized in the cash flow models are based on market data obtained from sources independent of the Company (Observable Inputs), and are therefore classified as Level 2 within the fair value hierarchy. There were no transfers of securities between Level 1 and Level 2 during the six months ended June 30, 2022 or June 30, 2021.
Trading Securities: Fair values are derived from quoted market prices in active markets. The assets consist of publicly traded mutual funds.

Equity Securities: Fair values of equity securities consisting of publicly traded mutual funds are derived from quoted market prices in active markets.

Loans individually evaluated for impairment: At June 30, 2022 and December 31, 2021, the Company had loans individually evaluated for impairment (excluding PCD loans) with outstanding principal balances of $4.4 million and $5.8 million, respectively, which were recorded at their estimated fair value of $2.9 million and $3.8 million, respectively. The Company recorded a net increase in the specific reserve for impaired loans of $6,000 and a net decrease of $5,000 for the six months ended June 30, 2022 and June 30, 2021, respectively. Net charge-offs of $494,000 and $2.4 million were recorded for the six months ended June 30, 2022 and June 30, 2021, respectively, utilizing Level 3 inputs. For purposes of estimating the fair value of impaired loans, management utilizes independent appraisals, if the loan is collateral-dependent, adjusted downward by management, as necessary, for changes in relevant valuation factors subsequent to the appraisal date, or the present value of expected future cash flows for non-collateral dependent loans and TDRs.

Other Real Estate Owned: At June 30, 2022, the Company had no assets acquired through foreclosure. At December 31, 2021, the Company had other real estate owned of approximately $100,000, recorded at estimated fair value, less estimated selling costs when acquired, thus establishing a new cost basis. The property was located in New Jersey and was sold during the second quarter of 2022 for a small gain. Estimated fair value is generally based on independent appraisals. These appraisals include adjustments to comparable assets based on the appraisers’ market knowledge and experience, and are considered Level 3 inputs. When an asset is acquired, the excess of the loan balance over fair value, less estimated selling costs, is charged to the allowance for credit losses. If the estimated fair value of the asset declines, a write-down is recorded through non-interest expense. The valuation of foreclosed assets is subjective in nature and may be adjusted in the future because of changes in the economic conditions.

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

The estimated fair values of the Company’s significant financial instruments at June 30, 2022 and December 31, 2021, are presented in the following tables (in thousands):

	June 30, 2022
		Estimated Fair Value
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$110,232	$110,232	$—	$—	$110,232
Trading securities	10,401	10,401	—	—	10,401
Debt securities available-for-sale	1,086,868	—	1,086,868	—	1,086,868
Debt securities held-to-maturity	5,201	—	4,977	—	4,977
Equity securities (1)	296	296	—	—	296
FHLBNY stock, at cost	19,942	—	19,942	—	19,942
Net loans held-for-investment	4,072,826	—	—	3,952,108	3,952,108
Derivative assets	3,872	—	3,872	—	3,872
Financial liabilities:
Deposits	$4,418,002	$—	$4,418,885	$—	$4,418,885
Borrowed funds	347,016	—	336,183	—	336,183
Subordinated debentures	60,917	—	56,003	—	56,003
Advance payments by borrowers for taxes and insurance	29,458	—	29,458	—	29,458
Derivative liabilities	3,873	—	3,873	—	3,873

(1) Excludes investment measured at net asset value of $7.5 million at June 30, 2022, which has not been classified in the fair value hierarchy.

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

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)
Note 11 – Earnings Per Share

Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of shares outstanding during the period. For purposes of calculating basic earnings per share, weighted average common shares outstanding excludes unallocated employee stock ownership plan (“ESOP”) shares that have not been committed for release and unvested restricted stock and performance-based restricted stock units.

Diluted earnings per share is computed using the same method as basic earnings per share, but reflects the potential dilution that could occur if stock options were exercised and converted into common stock and unvested shares of restricted stock and performance-based restricted stock units vested. These potentially dilutive shares are then included in the weighted average number of shares outstanding for the period using the treasury stock method. When applying the treasury stock method we added the assumed proceeds from option exercises and the average unamortized compensation costs related to unvested shares of restricted stock, performance-based restricted stock units and stock options. We then divided this sum by our average stock price for the period to calculate assumed shares repurchased. The excess of the number of shares issuable over the number of shares assumed to be repurchased is added to basic weighted average common shares to calculate diluted earnings per share.

The following is a summary of the Company’s earnings per share calculations and reconciliation of basic to diluted earnings per share for the periods indicated (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income available to common stockholders	$15,874	$19,794	$30,001	$38,471

Weighted average shares outstanding-basic	46,591,723	48,907,585	46,708,716	49,216,157
Effect of non-vested restricted stock and stock, performance-based restricted stock units and options outstanding	46,390	400,076	161,717	252,651
Weighted average shares outstanding-diluted	46,638,113	49,307,661	46,870,433	49,468,808
Earnings per share-basic	$0.34	$0.40	$0.64	$0.78
Earnings per share-diluted	$0.34	$0.40	$0.64	$0.78
Anti-dilutive shares	1,922,988	125,744	1,098,229	564,061

Note 12 – Leases

The Company’s leases primarily relate to real estate property for branches and office space with terms extending from nine months up to 33.0 years. At June 30, 2022, all of the Company's leases are classified as operating leases, which are required to be recognized on the consolidated balance sheets as a right-of-use asset and a corresponding lease liability.

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

At June 30, 2022, the Company’s operating lease right-of-use assets and operating lease liabilities included on the consolidated balance sheet were $36.6 million and $42.3 million, respectively. At December 31, 2021, the Company’s operating lease right-of-use assets and operating lease liabilities included on the consolidated balance sheet were $33.9 million and $39.9 million, respectively. Operating lease expense is recognized on a straight-line basis over the lease term, while variable lease payments are recognized as incurred. Variable lease payments include common area maintenance charges, real estate taxes, repairs and maintenance costs and utilities. Operating and variable lease expenses are recorded in occupancy expense on the consolidated statements of comprehensive income.

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)
Supplemental lease information at or for the three and six months ended June 30, 2022, and June 30, 2021 is as follows (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

Operating lease cost	$1,521	$1,453	$2,990	$2,908
Variable lease cost	863	1,010	1,828	2,245
Net lease cost	$2,384	$2,463	$4,818	$5,153
Cash paid for amounts included in measurement of operating lease liabilities	$1,597	$1,691	$3,161	$3,399
Right-of-use assets obtained in exchange for new operating lease liabilities	$4,983	$—	$4,983	$—
Weighted average remaining lease term			11.37 years	12.24 years
Weighted average discount rate			3.52%	3.61%
The following table summarizes lease payment obligations for each of the next five years and thereafter in addition to a reconcilement to the Company's current lease liability (in thousands):

Year	Amount
2022	$3,188
2023	6,490
2024	6,069
2025	5,729
2026	4,967
Thereafter	26,564
Total lease payments	53,007
Less: imputed interest	10,709
Present value of lease liabilities	$42,298
As of June 30, 2022, the Company had not entered into any leases that have not yet commenced.

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
The Company’s revenue streams that are within the scope of Topic 606 include service charges on deposit accounts, ATM and card interchange fees, investment services fees, and other miscellaneous income. Fees and service charges for customer services include: (i) service charges on deposit accounts, including account maintenance fees, overdraft fees, insufficient funds fees, wire fees, and other deposit related fees; (ii) ATM and card interchange fees, which include fees generated when a Bank cardholder uses a non-Bank ATM or a non-Bank cardholder uses a Bank ATM, and fees earned whenever the Bank's debit cards are processed through card payment networks such as Visa; and (iii) investment services fees earned through partnering with a third-party investment and brokerage service firm to provide insurance and investment products to customers. The Company's performance obligation for fees and service charges is satisfied and related revenue recognized immediately or in the month of performance of services. For the three and six months ended June 30, 2022, other income primarily included rental income from subleasing one of the Company's branches to a third party and loan servicing fees. For the three and six months ended June 30, 2021, other income primarily included rental income from subleasing one of the Company's branches to a third party and loan servicing fees.

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)
The following table summarizes non-interest income for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Fees and service charges for customer services:
Service charges	$794	$690	$1,554	$1,410
ATM and card interchange fees	491	483	946	882
Investment fees	90	154	206	232
Total fees and service charges for customer services	1,375	1,327	2,706	2,524
Income on bank-owned life insurance (1)	848	857	1,687	1,705
Gains on available-for-sale debt securities, net (1)	—	509	264	606
(Losses)/gains on trading securities, net (1)	(1,563)	807	(2,365)	1,171
Gains on sales of loans (1)	—	1,401	—	1,401
Other	105	15	186	145
Total non-interest income	$765	$4,916	$2,478	$7,552

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

At June 30, 2022, the Company had seven interest rate swaps with a notional amount of $37.6 million. At December 31, 2021, the Company had seven interest rate swaps with a notional amount of $38.1 million. The Company recorded no fee income related to these swaps for the three and six months ended June 30, 2022 and 2021.

The table below presents the fair value of the derivatives as well as their location on the consolidated balance sheets (in thousands):

	Fair Value
Balance Sheet Location	June 30, 2022	December 31, 2021
Other assets	$3,872	$923
Other liabilities	3,873	925

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

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:
•the disruption to local, regional, national and global economic activity caused by infectious disease outbreaks, including the novel coronavirus pandemic and variants thereof, including the delta and omicron variants, and the significant and continuing impact that such pandemics may have on our growth, operations, earnings and asset quality;
•general economic conditions, internationally, nationally or in our market areas, including inflationary pressures, supply chain disruptions, employment prospects, real estate values, and geopolitical risks that are worse than expected;
•competition among depository and other financial institutions, including with respect to overdraft and other fees;
•changes in the interest rate environment that reduce our margins and yields, reduce the fair value of financial instruments or reduce loan originations;
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
•a failure in our operational or security systems;
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
•significant increases in our loan delinquencies, problem assets and/or loan losses; and
•changes in the financial condition, results of operations, or future prospects of issuers of securities that we own.

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
Net income was $30.0 million for the six months ended June 30, 2022, as compared to $38.5 million for the six months ended June 30, 2021. Basic and diluted earnings per common share were $0.64 for the six months ended June 30, 2022, compared to basic and diluted earnings per common share of $0.78 for the six months ended June 30, 2021. For the six months ended June 30, 2022, our return on average assets was 1.09%, as compared to 1.40% for the six months ended June 30, 2021. For the six months ended June 30, 2022, our return on average stockholders’ equity was 8.37% as compared to 10.28% for the six months ended June 30, 2021. Net earnings for the six months ended June 30, 2022, was down from the comparative prior year period primarily due to a benefit in the provision for credit losses on loans in the prior year. For the six months ended June 30, 2021, the Company recorded a benefit for credit losses of $6.1 million, reflecting improvements in the economic forecast and asset quality as well as a decline in loan balances, as compared to a provision for credit losses of $552,000 for the six months ended June 30, 2022. Earnings for the six months ended June 30, 2021, also included a gain on sale of loans of $1.4 million, and approximately $1.9 million of accretable income related to the payoffs of PCD loans.
Total assets increased by $216.6 million, or 4.0%, to $5.65 billion at June 30, 2022, from $5.43 billion at December 31, 2021. Total liabilities increased $241.2 million, or 5.1%, to $4.93 billion at June 30, 2022, from $4.69 billion at December 31, 2021.
Comparison of Financial Condition at June 30, 2022 and December 31, 2021
Total assets increased by $216.6 million, or 4.0%, to $5.65 billion at June 30, 2022, from $5.43 billion at December 31, 2021. The increase was primarily due to increases in total loans of $307.6 million, or 8.1%, cash and cash equivalents of $19.2 million, or 21.0%, and other assets of $9.9 million, or 26.7%, partially offset by a decrease in available-for-sale debt securities of $121.4 million, or 10.0%.

Cash and cash equivalents increased by $19.2 million, or 21.0%, to $110.2 million at June 30, 2022, from $91.1 million at December 31, 2021, primarily due to the liquidity obtained from loans and securities paydowns, growth in deposits, and proceeds from the issuance of subordinated debt. Balances fluctuate based on the timing of receipt of security and loan repayments and the redeployment of cash into higher-yielding assets such as loans and securities, or the funding of deposit outflows or borrowing maturities.

The Company’s available-for-sale debt securities portfolio decreased by $121.4 million, or 10.0%, to $1.09 billion at June 30, 2022, from $1.21 billion at December 31, 2021. The decrease was primarily attributable to paydowns, maturities, calls, and sales. At June 30, 2022, $821.2 million of the portfolio consisted of residential mortgage-backed securities issued or guaranteed by Fannie Mae, Freddie Mac, or Ginnie Mae. In addition, the Company held $74.8 million in U.S. Government agency securities, $190.8 million in corporate bonds, all of which were considered investment grade at June 30, 2022, and $52,000 in municipal bonds. The effective duration of the securities portfolio at June 30, 2022 was 2.37 years.

Equity securities increased by $2.5 million to $7.8 million at June 30, 2022, from $5.3 million at December 31, 2021, due to an increase in our investment in a Small Business Administration Loan Fund. This investment is utilized by the Bank as part of its Community Reinvestment Act program.

As of June 30, 2022, we estimate that our non-owner occupied commercial real estate concentration (as defined by regulatory guidance) to total risk-based capital was approximately 468.9%. Management believes that Northfield Bank (the “Bank”) has implemented appropriate risk management practices including risk assessments, board-approved underwriting policies and related procedures, which include monitoring Bank portfolio performance, performing market analysis (economic and real estate), and stressing the Bank’s commercial real estate portfolio under severe, adverse economic conditions. Although management believes the Bank has implemented appropriate policies and procedures to manage its commercial real estate concentration risk, the Bank’s regulators could require it to implement additional policies and procedures or could require it to maintain higher levels of regulatory capital, which might adversely affect its loan originations, ability to pay dividends, and profitability.

Loans held-for-investment, net, increased by $305.2 million, or 8.0%, to $4.11 billion at June 30, 2022 from $3.81 billion at December 31, 2021. The increase was due to strong loan originations, and, to a lesser extent, the purchase of two one-to-four family residential loan pools of approximately $7.7 million. Multifamily loans increased $252.9 million, or 10.0%, to $2.77 billion at June 30, 2022 from $2.52 billion at December 31, 2021, commercial real estate loans increased $41.6 million, or 5.1%, to $850.2 million at June 30, 2022 from $808.6 million at December 31, 2021, home equity loans increased $27.9 million, or 25.4%, to $137.9 million at June 30, 2022 from $110.0 million at December 31, 2021, commercial and industrial loans (excluding PPP loans) increased $21.0 million, or 20.9%, to $121.5 million at June 30, 2022 from $100.5 million at December 31, 2021, and, one-to-four family residential loans increased $1.7 million, or 0.9%. The increases were partially offset by decreases in construction and land loans of $8.9 million, or 32.5%, to $18.6 million at June 30, 2022 from $27.5 million at December 31, 2021, and PPP loans of $28.6 million, or 70.5%, to $11.9 million at June 30, 2022 from $40.5 million at December 31, 2021. Through June 30, 2022, 2,307 borrowers have received PPP forgiveness payments totaling approximately $217.8 million.

The following tables detail our multifamily real estate originations for the six months ended June 30, 2022 and 2021 (in thousands):

For the Six Months Ended June 30, 2022
Multifamily Originations	Weighted Average Interest Rate	Weighted Average LTV Ratio	Weighted Average Months to Next Rate Change or Maturity for Fixed Rate Loans	(F)ixed or (V)ariable	Amortization Term
$447,129	3.42%	57%	76	V	25 to 30 Years
1,200	3.75%	18%	180	F	15 Years
$448,329	3.42%	57%

For the Six Months Ended June 30, 2021
Multifamily Originations	Weighted Average Interest Rate	Weighted Average LTV Ratio	Weighted Average Months to Next Rate Change or Maturity for Fixed Rate Loans	(F)ixed or (V)ariable	Amortization Term
$385,363	3.12%	62%	74	V	10 to 30 Years

The following table details loan pools purchased during the six months ended June 30, 2022 (dollars in thousands):

For the Six Months Ended June 30, 2022
Purchase Amount	Loan Type	Weighted Average Interest Rate(1)	Weighted Average Loan-to-Value Ratio	Weighted Average Months to Next Rate Change or Maturity for Fixed Rate Loans	(F)ixed or (V)ariable	Amortization Term
$2,482	Residential	2.80%	54%	278	F	15 to 30 Years
5,214	Residential	3.05%	59%	303	F	15 to 30 Years
$7,696		2.97%	57%
(1) Net of servicing fee retained by the originating bank

The geographic locations of the properties collateralizing the loans purchased in the table above are as follows: 63.3% in New York and 36.7% in New Jersey.

There were $2.3 million of loans held-for-sale at June 30, 2022 and no loans held-for-sale at December 31, 2021.
PCD loans totaled $13.1 million at June 30, 2022, and $15.8 million at December 31, 2021. Upon adoption of the CECL accounting standard on January 1, 2021, the allowance for credit losses related to PCD loans was recorded through a gross-up that increased the amortized cost-basis of PCD loans by $6.8 million with a corresponding increase to the allowance for credit losses. The decrease in the PCD loan balance at June 30, 2022 was due to PCD loans being sold and paid off during the period. The majority of the remaining PCD loan balance consists of loans acquired as part of a Federal Deposit Insurance Corporation-assisted transaction. The Company accreted interest income of $339,000 and $729,000 attributable to PCD loans for the three and six months ended June 30, 2022, respectively, as compared to $443,000 and $2.9 million for the three and six months ended June 30, 2021, respectively. The decrease in income accreted for the six months ended June 30, 2022 was due to the payoff of PCD loans in the prior year. PCD loans had an allowance for credit losses of approximately $4.2 million at June 30, 2022.

    Other assets increased $9.8 million, or 26.3%, to $47.0 million at June 30, 2022, from $37.2 million at December 31, 2021. The increase was primarily attributable to increases in net deferred tax assets.

Total liabilities increased $241.2 million, or 5.1%, to $4.93 billion at June 30, 2022, from $4.69 billion at December 31, 2021. The increase was primarily attributable to an increase in deposits of $248.7 million, the issuance of subordinated debt, net of issuance costs, of $60.9 million, and an increase in advance payments by borrowers for taxes and insurance of $4.5 million, partially offset by a decrease in FHLB advances and other borrowings of $74.7 million.
Deposits increased $248.7 million, or 6.0%, to $4.42 billion at June 30, 2022, as compared to $4.17 billion at December 31, 2021. The increase was attributable to increases of $193.0 million in transaction accounts and $140.4 million in certificates of deposit, partially offset by decreases of $16.8 million in savings accounts and $68.0 million in money market accounts.
Borrowed funds decreased to $407.9 million at June 30, 2022, from $421.8 million at December 31, 2021. The decrease in borrowings for the period was primarily attributable to a decrease in FHLB and other borrowings of $49.7 million, and a decrease in securities sold under agreements to repurchase of $25.0 million, partially offset by the issuance of $62.0 million in aggregate principal amount of fixed to floating subordinated notes (the “Notes”). The Notes are non-callable for five years, have a stated maturity of June 30, 2032, and bear interest at a fixed rate of 5.00% until June 30, 2027. From July 2027 to the maturity date or early redemption date, the interest rate will reset quarterly to a level equal to the then current three-month Secured Overnight Financing Rate plus 200 basis points. Debt issuance costs totaled $1.1 million. Management utilizes borrowings to mitigate interest rate risk, for short-term liquidity, and to a lesser extent as part of leverage strategies.
The following is a table of term borrowing maturities (excluding overnight borrowings and subordinated debt) and the weighted average rate by year at June 30, 2022 (dollars in thousands):

Year	Amount	Weighted Average Rate
2022	$45,000	2.05%
2023	87,500	2.89%
2024	50,000	2.47%
2025	112,500	1.48%
Thereafter	45,000	1.45%
	$340,000	2.06%
Total stockholders’ equity decreased by $24.6 million to $715.3 million at June 30, 2022, from $739.9 million at December 31, 2021. The decrease was attributable to a $33.3 million decrease in accumulated other comprehensive income associated with a decline in the estimated fair value of our debt securities available-for-sale portfolio, $12.2 million in dividend payments, and $11.0 million in stock repurchases, partially offset by net income of $30.0 million for the six months ended June 30, 2022, and a $1.9 million increase in equity award activity. During the first quarter of 2022, the $54.2 million stock repurchase program that was approved in March 2021, was completed after reaching the purchase limit. On June 16, 2022, the Board of Directors of the Company approved a new $45.0 million stock repurchase program. During the six months ended June 30, 2022, the Company repurchased 739,701 shares of its common stock outstanding at an average price of $14.84 for a total of $11.0 million pursuant to the approved stock repurchase plans.

Comparison of Operating Results for the Six Months Ended June 30, 2022 and 2021

Net Income. Net income was $30.0 million and $38.5 million for the six months ended June 30, 2022 and June 30, 2021, respectively. Significant variances from the comparable prior year period are as follows: a $1.9 million decrease in net interest income, a $6.6 million increase in the provision for credit losses on loans, a $5.1 million decrease in non-interest income, a $2.0 million decrease in non-interest expense, and a $3.1 million decrease in income tax expense.

Interest Income. Interest income decreased $4.7 million, or 5.3%, to $83.7 million for the six months ended June 30, 2022, from $88.3 million for the six months ended June 30, 2021, primarily due to a 19 basis point decrease in the yields earned on interest-earning assets to 3.21% for the six months ended June 30, 2022 from 3.40% for the comparable prior year period. The decrease was due in part to a $2.2 million decrease in accreted interest income related to PCD loans, and a $1.7 million reduction in fees related to the forgiveness of PPP loans. Partially offsetting the decrease in the yields earned was an increase in the average balance of interest-earning assets of $12.6 million, or 0.2%. The increase in the average balance of interest-earning assets was due to increases in the average balance of other securities of $155.4 million and the average balance of loans outstanding of $9.6 million, partially offset by decreases in the average balance of mortgage-backed securities of $122.6 million, the average balance of FHLBNY stock of $6.7 million, and the average balance of interest-earning deposits in financial institutions of $23.0 million. The Company accreted interest income related to PCD loans of $729,000 for the six months ended June 30, 2022, as compared to $2.9 million for the six months ended June 30, 2021. The higher accretable PCD interest income in the prior year was primarily related to payoffs of PCD loans in the first quarter of 2021. Fees recognized from PPP loans totaled $1.1 million for the six months ended June 30, 2022, as compared to $2.8 million for the six months ended June 30, 2021. Interest income for the six months ended June 30, 2022, included loan prepayment income of $2.6 million as compared to $2.2 million for the six months ended June 30, 2021.

Interest Expense. Interest expense decreased $2.7 million, or 29.1%, to $6.7 million for the six months ended June 30, 2022, as compared to $9.4 million for the six months ended June 30, 2021. The decrease was due to a decrease in interest expense on total borrowings of $1.7 million, or 28.8%, and a decrease in interest expense on deposits of $1.0 million, or 29.6%. The decrease in interest expense on borrowings was primarily attributable to a $171.7 million, or 29.9%, decrease in average borrowings outstanding. The decrease in interest expense on deposits was attributable to a six basis point decrease in the cost of interest-bearing deposits to 0.15% for the six months ended June 30, 2022, partially offset by an $32.8 million, or 1.0% increase in the average balance of interest-bearing deposit accounts. The decrease in the cost of interest-bearing deposits was primarily due to decreases in deposit market rates and a change in the composition of the deposit portfolio as the average balance of transaction accounts increased and the average balance of certificates of deposit decreased.
Net Interest Income.  Net interest income for the six months ended June 30, 2022, decreased $1.9 million, or 2.4%, to $77.0 million, from $78.9 million for the six months ended June 30, 2021, primarily due to an eight basis point decrease in net interest margin to 2.95% from 3.03% for the six months ended June 30, 2021, partially offset by a $12.6 million, or 0.2%, increase in the average balance of interest-earning assets. The decrease in net interest margin was primarily due to lower yields on interest-earning assets, partially offset by the lower cost of interest-bearing liabilities. Yields on interest-earning assets decreased 19 basis points to 3.21% for the six months ended June 30, 2022, from 3.40% for the six months ended June 30, 2021. The cost of interest-bearing liabilities decreased by 12 basis points to 0.36% for the six months ended June 30, 2022, from 0.48% for the six months ended June 30, 2021.

Provision for Credit Losses. The provision for credit losses on loans increased by $6.6 million to a provision of $552,000 for the six months ended June 30, 2022, compared to a benefit of $6.1 million for the six months ended June 30, 2021. The prior year benefit for credit losses was primarily due to improvement in the economic forecast and an improvement in asset quality as well as a decline in loan balances. The current year provision for credit losses was due to growth in the loan portfolio and a worsening macroeconomic outlook, partially offset by an improvement in asset quality and lower net charge-offs. At June 30, 2022, management, utilizing judgement, qualitatively adjusted the forecast to account for economic uncertainty that may not be captured in the third party economic forecast scenarios utilized. Net charge-offs were $494,000 for the six months ended June 30, 2022, as compared to net charge-offs of $2.4 million for the six months ended June 30, 2021, which related to PCD loans.

Non-interest Income. Non-interest income decreased by $5.1 million, or 67.2%, to $2.5 million for the six months ended June 30, 2022, from $7.6 million for the six months ended June 30, 2021, due primarily to a decrease of $3.5 million in gains on trading securities, net, a $1.4 million decrease in gains on sales of loans, and a $342,000 decrease in net realized gains on available-for-sale debt securities. For the six months ended June 30, 2022, losses on trading securities were $2.4 million, as compared to gains of $1.2 million for the six months ended June 30, 2021. The trading portfolio is utilized to fund the Company’s deferred compensation obligation to certain employees and directors of the Company's deferred compensation plan (the “Plan”). The participants of this Plan, at their election, defer a portion of their compensation. Gains and losses on trading securities have no effect on net income since participants benefit from, and bear the full risk of, changes in the trading securities market values. Therefore, the Company records an equal and offsetting amount in compensation expense, reflecting the change in the Company’s obligations under the Plan. The decrease in gains on sales of loans was due to a $1.4 million gain realized on the sale of approximately $126.3 million of multifamily loans in the second quarter of 2021.

Non-interest Expense. Non-interest expense decreased $2.0 million, or 5.1%, to $37.4 million for the six months ended June 30, 2022, compared to $39.4 million for the six months ended June 30, 2021. The decrease was primarily due to a $2.4 million decrease in employee compensation and benefits. The decrease was due to a $3.5 million decrease in the mark to market of the Company's deferred compensation plan expense, which as discussed above has no effect on net income, as well as a decrease in medical benefit costs, partially offset by an increase in salary expense related to annual merit increases and an increase in equity award expense related to new awards issued under the 2019 Equity Incentive Plan ( the “2019 EIP”) in the first quarter of 2022. Additionally, occupancy expense decreased by $507,000, primarily related to lower snow removal costs, and advertising expense decreased by $312,000. Partially offsetting the decreases was an increase in professional fees of $399,000 and an increase in other expense of $812,000, primarily due to an increase in the reserve for unfunded commitments, as well as an increase in other operating expenses.

Income Tax Expense. The Company recorded income tax expense of $11.5 million for the six months ended June 30, 2022, compared to $14.6 million for the six months ended June 30, 2021. The effective tax rate for the six months ended June 30, 2022, was 27.6% compared to 27.5% for the six months ended June 30, 2021.

The following table sets forth average balances, average yields and costs, and certain other information for the periods indicated.

	For the Six Months Ended
	June 30, 2022			June 30, 2021
	Average Outstanding Balance	Interest	Average Yield/ Rate (1)	Average Outstanding Balance	Interest	Average Yield/ Rate (1)
Interest-earning assets:
Loans (2)	$3,920,792	$75,719	3.89%	$3,911,215	$80,976	4.18%
Mortgage-backed securities (3)	918,864	5,518	1.21	1,041,493	5,641	1.09
Other securities (3)	277,035	1,684	1.23	121,609	908	1.51
Federal Home Loan Bank of New York stock	21,440	505	4.75	28,169	706	5.05
Interest-earning deposits in financial institutions	118,872	224	0.38	141,899	72	0.10
Total interest-earning assets	5,257,003	83,650	3.21	5,244,385	88,303	3.40
Non-interest-earning assets	272,869			303,183
Total assets	$5,529,872			$5,547,568

Interest-bearing liabilities:
Savings, NOW, and money market accounts	$2,981,180	$1,170	0.08%	$2,761,541	$1,777	0.13%
Certificates of deposit	406,156	1,323	0.66	592,983	1,764	0.60
Total interest-bearing deposits	3,387,336	2,493	0.15	3,354,524	3,541	0.21
Borrowed funds	397,775	4,084	2.07	574,240	5,899	2.07
Subordinated debt	4,790	119	5.01	—	—	—
Total interest-bearing liabilities	$3,789,901	6,696	0.36	$3,928,764	9,440	0.48
Non-interest bearing deposits	914,409			767,495
Accrued expenses and other liabilities	102,679			96,759
Total liabilities	4,806,989			4,793,018
Stockholders' equity	722,883			754,550
Total liabilities and stockholders' equity	$5,529,872			$5,547,568

Net interest income		$76,954			$78,863
Net interest rate spread (4)			2.85%			2.92%
Net interest-earning assets (5)	$1,467,102			$1,315,621
Net interest margin (6)			2.95%			3.03%
Average interest-earning assets to interest-bearing liabilities			138.71%			133.49%

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

Comparison of Operating Results for the Three Months Ended June 30, 2022 and 2021

Net Income. Net income was $15.9 million and $19.8 million for the quarters ended June 30, 2022 and June 30, 2021, respectively. Significant variances from the comparable prior year quarter are as follows: a $1.4 million increase in net interest income, a $3.9 million increase in the provision for credit losses on loans, a $4.2 million decrease in non-interest income, a $1.2 million decrease in non-interest expense, and a $1.5 million decrease in income tax expense.

Interest Income. Interest income increased $220,000, or 0.5%, to $43.5 million for the quarter ended June 30, 2022, from $43.2 million for the quarter June 30, 2021, primarily due to an increase in the average balance of interest-earning assets of $70.1 million, partially offset by a two basis point decrease in the yields earned on interest-earning assets to 3.29% for the quarter ended June 30, 2022, from 3.31% for the quarter ended June 30, 2021, primarily due to lower yields on loans, due in part to a $1.1 million reduction in fees related to the forgiveness of PPP loans. The increase in the average balance of interest-earning assets was primarily due to increases in the average balance of other securities of $156.4 million and the average balance of loans outstanding of $44.6 million, partially offset by decreases in the average balance of mortgage-backed securities of $68.0 million, the average balance of interest-earning deposits in financial institutions of $55.8 million, and the average balance of FHLBNY stock of $7.0 million. The Company accreted interest income related to PCD loans of $339,000 for the quarter ended June 30, 2022, as compared to $443,000 for quarter ended June 30, 2021. Fees recognized from PPP loans totaled $432,000 for the quarter ended June 30, 2022, as compared to $1.6 million for the quarter ended June 30, 2021. Interest income for the quarter ended June 30, 2022, included loan prepayment income of $1.5 million, as compared to $1.3 million for the quarter ended June 30, 2021.
Interest Expense. Interest expense decreased $1.2 million, or 25.9%, to $3.4 million for the quarter ended June 30, 2022, from $4.5 million for the quarter ended June 30, 2021. The decrease was due to a decrease in interest expense on total borrowings of $841,000, or 29.2%, and a decrease in interest expense on deposits of $337,000, or 20.2%. The decrease in interest expense on total borrowings was primarily attributable to a $170.1 million, or 30.6%, decrease in the average balance of borrowings outstanding. The decrease in interest expense on deposits was attributable to a four basis point decrease in the cost of interest-bearing deposits to 0.16% for the quarter ended June 30, 2022, partially offset by a $117.5 million, or 3.5%, increase in the average balance of interest-bearing deposit accounts. The decrease in the cost of interest-bearing deposits was primarily due to decreases in deposit market rates and a change in the composition of the deposit portfolio as the average balance of transaction accounts increased and the average balance of certificates of deposit decreased.
Net Interest Income. Net interest income for the quarter ended June 30, 2022, increased $1.4 million, or 3.6%, primarily due to a seven basis point increase in net interest margin to 3.03% from 2.96% for the quarter ended June 30, 2021, and the increase in average interest-earning assets of $70.1 million, or 1.3%. The increase in net interest margin was primarily due to a decrease in the cost of interest-bearing liabilities, which decreased by 12 basis points to 0.35% for the quarter ended June 30, 2022, from 0.47% for the quarter ended June 30, 2021. Partially offsetting this decrease was a decrease in yields on interest-earning assets, which decreased by two basis points to 3.29% for the quarter ended June 30, 2022, from 3.31% for the quarter ended June 30, 2021.

Provision for Credit Losses. The provision for credit losses on loans increased by $3.9 million to a provision of $149,000 for the quarter ended June 30, 2022, from a benefit of $3.7 million for the quarter ended June 30, 2021. The prior year benefit for credit losses was primarily due to improvement in the economic forecast and an improvement in asset quality as well as a decline in loan balances. The current quarter provision for credit losses was due to growth in the loan portfolio, higher net charge-offs, and a worsening macroeconomic outlook, partially offset by an improvement in asset quality. At June 30, 2022, management, utilizing judgement, qualitatively adjusted the forecast to account for economic uncertainty that may not be captured in the third party economic forecast scenarios utilized. Net charge-offs were $392,000 for the quarter ended June 30, 2022, compared to net charge-offs of $3,000 for the quarter ended June 30, 2021.

Non-interest Income. Non-interest income decreased by $4.2 million, or 84.4%, to $765,000 for the quarter ended June 30, 2022, from $4.9 million for the quarter ended June 30, 2021, primarily due to a $2.4 million decrease in gains on trading securities, net, a $1.4 million decrease in gains on sales of loans, and a $509,000 decrease in net realized gains on available-for-sale debt securities. For the quarter ended June 30, 2022, losses on trading securities, net, included losses of $1.6 million related to the Company’s trading portfolio, compared to gains of $807,000 in the comparative prior year quarter. Gains and losses on trading securities have no effect on net income since participants benefit from, and bear the full risk of, changes in the trading securities market values. The decrease in gains on sales of loans was due to a $1.4 million gain realized on the sale of approximately $126.3 million of multifamily loans in the second quarter of 2021.

Non-interest Expense. Non-interest expense decreased by $1.2 million, or 5.8%, to $18.7 million for the quarter ended June 30, 2022, from $19.9 million for the quarter ended June 30, 2021. The decrease was due primarily to a $1.4 million decrease in compensation and employee benefits, attributable to a $2.4 million decrease in the mark to market of the Company's deferred compensation plan expense, which has no effect on net income, partially offset by an increase in salary expense related to annual merit increases and an increase in equity award expense related to new awards issued under the 2019 EIP in the first quarter of 2022. Additionally, occupancy expense decreased by $214,000, and advertising expense decreased by $280,000. The decreases were partially offset by increases of $397,000 in professional fees and $370,000 in other expense, primarily related to an increase in the reserve for unfunded commitments.

Income Tax Expense. The Company recorded income tax expense of $6.1 million for the quarter ended June 30, 2022, compared to $7.6 million for the quarter ended June 30, 2021. The effective tax rate for both quarters ended June 30, 2022, and June 30, 2021, was 27.8%.

The following table sets forth average balances, average yields and costs, and certain other information for the periods indicated.

	For the Three Months Ended
	June 30, 2022			June 30, 2021
	Average Outstanding Balance	Interest	Average Yield/ Rate (1)	Average Outstanding Balance	Interest	Average Yield/ Rate (1)
Interest-earning assets:
Loans (2)	$3,992,731	$38,998	3.92%	$3,948,136	$39,699	4.03%
Mortgage-backed securities (3)	899,479	3,043	1.36	967,526	2,682	1.11
Other securities (3)	297,859	989	1.33	141,475	484	1.37
Federal Home Loan Bank of New York stock	20,689	260	5.04	27,703	336	4.86
Interest-earning deposits in financial institutions	94,689	166	0.70	150,494	35	0.09
Total interest-earning assets	5,305,447	43,456	3.29	5,235,334	43,236	3.31
Non-interest-earning assets	266,303			295,768
Total assets	$5,571,750			$5,531,102

Interest-bearing liabilities:
Savings, NOW, and money market accounts	$3,007,929	$599	0.08%	$2,754,346	$845	0.12%
Certificates of deposit	438,835	735	0.67	574,899	826	0.58
Total interest-bearing deposits	3,446,764	1,334	0.16	3,329,245	1,671	0.20
Borrowed funds	377,044	1,918	2.04	556,682	2,878	2.07
Subordinated debt	9,527	119	5.01	—	—	—
Total interest-bearing liabilities	3,833,335	3,371	0.35	3,885,927	$4,549	0.47
Non-interest bearing deposits	918,980			795,613
Accrued expenses and other liabilities	105,525			95,274
Total liabilities	4,857,840			4,776,814
Stockholders' equity	713,910			754,288
Total liabilities and stockholders' equity	$5,571,750			$5,531,102

Net interest income		$40,085			$38,687
Net interest rate spread (4)			2.94%			2.84%
Net interest-earning assets (5)	$1,472,112			$1,349,407
Net interest margin (6)			3.03%			2.96%
Average interest-earning assets to interest-bearing liabilities			138.40%			134.73%

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

Asset Quality

PCD Loans (Held-for-Investment)

Based on its detailed review of PCD loans and experience in loan workouts, management believes it has a reasonable expectation about the amount and timing of future cash flows and accordingly has classified PCD loans ($13.1 million at June 30, 2022 and $15.8 million at December 31, 2021) as accruing, even though they may be contractually past due. At June 30, 2022, 0.5% of PCD loans were past due 30 to 89 days, and 24.7% were past due 90 days or more, as compared to 10.5% and 19.2%, respectively, at December 31, 2021.

Loans

The following table details total non-accruing loans, non-performing loans, non-performing assets and troubled debt restructurings (“TDR”) (excluding PCD loans) on which interest is accruing, and accruing loans 30 to 89 days delinquent at June 30, 2022, and December 31, 2021 (in thousands):

	June 30, 2022	December 31, 2021
Non-accrual loans:
Held-for-investment
Real estate loans:
Multifamily	$4,022	$1,882
Commercial	5,330	5,117
One-to-four family residential	304	314
Home equity and lines of credit	332	281
Commercial and industrial	275	28
Total non-accrual loans held-for-investment	10,263	7,622
Loans delinquent 90 days or more and still accruing:
Held-for-investment
Real estate loans:
Commercial	27	147
One-to-four family residential	160	165
Commercial and industrial	17	72
Other	7	—
Total loans delinquent 90 days or more and still accruing held-for-investment	211	384
Total non-performing loans	10,474	8,006
Other real estate owned	—	100
Total non-performing assets	$10,474	$8,106
Non-performing loans to total loans	0.25%	0.21%
Non-performing assets to total assets	0.19%	0.15%
Loans subject to restructuring agreements and still accruing	$4,115	$5,820
Accruing loans 30 to 89 days delinquent	$2,706	$1,166

The increase in non-accrual loans was primarily due to one $2.2 million multifamily loan placed on non-accrual status during the current quarter. The loan is well secured with an apartment building in Brooklyn, New York, containing eight residential units and has a recent appraised value of $2.8 million.

Other Real Estate Owned

At June 30, 2022, the Company had no assets acquired through foreclosure. As of December 31, 2021, other real estate owned was comprised of one property located in New Jersey, which had a carrying value of approximately $100,000, and which was sold during the second quarter of 2022 for a small gain.

Accruing Loans 30 to 89 Days Delinquent

Loans 30 to 89 days delinquent and on accrual status totaled $2.7 million and $1.2 million at June 30, 2022 and December 31, 2021, respectively. The following table sets forth delinquencies for accruing loans by type and by amount at June 30, 2022 and December 31, 2021 (in thousands):

	June 30, 2022	December 31, 2021
Held-for-investment
Real estate loans:
Commercial	$658	$144
One-to-four family residential	805	593
Home equity and lines of credit	147	412
Commercial and industrial loans (1)	1,096	2
Other loans	—	15
Total delinquent accruing loans held-for-investment	$2,706	$1,166

(1) Included within delinquent commercial and industrial loans at June 30, 2022 are $515,000 of PPP loans, which are fully government guaranteed and in the process of applying, or will apply, for forgiveness.

Loans Subject to TDR Agreements

Included in non-accruing loans are loans subject to TDR agreements totaling $3.2 million at both June 30, 2022 and December 31, 2021, respectively. There were no loans modified as a TDR during the six months ended June 30, 2022. At June 30, 2022, two of the non-accruing TDRs with an aggregate net loan balance of $430,000 were not performing in accordance with their terms and are collateralized by real estate with an estimated fair value of $810,000. At December 31, 2021, one of the non-accruing TDRs totaling $368,000 was not performing in accordance with its terms and is collateralized by real estate with an appraised value of $620,000.

The Company also holds loans subject to TDR agreements that are on accrual status totaling $4.1 million and $5.8 million at June 30, 2022 and December 31, 2021, respectively. At June 30, 2022, $3.9 million, or 94.6%, of the $4.1 million of accruing loans subject to TDR agreements were performing in accordance with their restructured terms. At December 31, 2021, $5.7 million, or 97.5%, of the $5.8 million of accruing loans subject to TDR agreements were performing in accordance with their restructured terms. Generally, the types of concessions that we make to troubled borrowers include both temporary and permanent reductions to interest rates, extensions of payment terms, and, to a lesser extent, forgiveness of principal and interest.

The following table details the amounts and categories of the loans subject to restructuring agreements by loan type as of June 30, 2022 and December 31, 2021 (in thousands):

	June 30, 2022		December 31, 2021
	Non-Accruing	Accruing	Non-Accruing	Accruing
Real estate loans:
Multifamily	$—	$134	$—	$603
Commercial	3,182	3,162	3,219	3,508
One-to-four family residential	—	692	—	1,562
Home equity and lines of credit	—	28	—	38
Commercial and industrial loans	—	99	—	109
	$3,182	$4,115	$3,219	$5,820

Performing in accordance with restructured terms	86.5%	94.6%	88.6%	97.5%
Other

During the fourth quarter of 2021, the Bank downgraded a lending relationship with an outstanding principal balance at December 31, 2021, of approximately $15.6 million to substandard, which is comprised of two commercial real estate loans with balances of $10.9 million, and a commercial line of credit secured by all unencumbered business assets with a balance of $4.7 million. All draws on the line are at the discretion of the Bank. The Bank has received paydowns of approximately $3.8 million on the commercial line of credit, reducing the outstanding balance to approximately $913,000 as of June 30, 2022. At June 30, 2022, the aggregate balances of the loans was $11.6 million.
The commercial real estate loans are secured by two commercial properties with a current appraised value of $19.2 million. The lending relationship was downgraded as a result of legal matters against certain officers of the borrowing entities, including certain individuals who are guarantors to the loans, and the impact such legal matters may have on future operations of the entities.
All loans under the lending relationship are current as of August 8, 2022, and the entities continue to operate. The Bank continues to evaluate the financial condition, operating results and cash flows of the related entities and guarantors. At June 30, 2022, approximately $1.4 million of the allowance for credit losses has been designated to this lending relationship. Based on information available, the loans have not been designated as impaired and remain on accrual status. However, there can be no assurances that one or more of the loans under the relationship will not migrate to non-accrual status in the future or require the establishment of additional loan losses reserves.
Liquidity and Capital Resources
Liquidity. The objective of our liquidity management is to ensure the availability of sufficient funds to meet financial commitments and to take advantage of lending and investment opportunities. The Bank manages liquidity in order to meet deposit withdrawals, to repay borrowings as they mature, and to fund new loans and investments as opportunities arise.

The Bank's primary sources of funds are deposits, principal and interest payments on loans and securities, borrowed funds, the proceeds from maturing securities and short-term investments, and to a lesser extent, proceeds from the sales of loans and securities and wholesale borrowings. The scheduled amortization of loans and securities, as well as proceeds from borrowed funds, are predictable sources of funds. Other funding sources, however, such as deposit inflows and loan prepayments are greatly influenced by market interest rates, economic conditions, and competition. The Bank is a member of the FHLBNY, which provides an additional source of short-term and long-term funding. The Bank also has short-term borrowing capabilities with the Federal Reserve Bank of New York (“FRBNY”). The Bank’s borrowed funds, excluding lease obligations, floating rate advances and an overnight line of credit, were $340.0 million at June 30, 2022, and had a weighted average interest rate of 2.06%. A total of $107.5 million of these borrowings will mature in less than one year. Borrowed funds, excluding floating rate advances and an overnight line of credit, were $415.0 million at December 31, 2021. On June 17, 2022, the Company issued $62.0 million in aggregate principal amount of fixed to floating subordinated notes (the “Notes”). The Notes are non-callable for five years, have a stated maturity of June 30, 2032, and bear interest at a fixed rate of 5.00% until June 30, 2027. From July 2027 to the maturity date or early redemption date, the interest rate will reset quarterly to a level equal to the then current three-month Secured Overnight Financing Rate plus 200 basis points. The Bank has the ability to obtain additional funding from the FHLBNY of approximately $2.06 billion utilizing unencumbered securities of $472.1 million, loans of $1.59 billion, and encumbered securities of $394,000 at June 30, 2022. Additionally, the Bank has remaining borrowing capacity utilizing encumbered securities through the FRBNY Discount Window of $1.2 million. The Bank expects to have sufficient funds available to meet current commitments in the normal course of business.

Northfield Bancorp, Inc. (standalone) is a separate legal entity from the Bank and must provide for its own liquidity to pay dividends, repurchase its stock, and for other corporate purposes. Northfield Bancorp, Inc.'s primary source of liquidity is dividend payments from the Bank. At June 30, 2022, Northfield Bancorp, Inc. (standalone) had liquid assets of $72.9 million.

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

At June 30, 2022, and December 31, 2021, as set forth in the following table, both Northfield Bank and Northfield Bancorp, Inc. exceeded all of the regulatory capital requirements to which they were subject at such dates.

	Northfield Bank	Northfield Bancorp, Inc.	For Capital Adequacy Purposes	For Well Capitalized Under Prompt Corrective Action Provisions
As of June 30, 2022:
CBLR	12.19%	12.75%	9.00%	9.00%
As of December 31, 2021:
CBLR	12.24%	12.93%	8.50%	8.50%
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
Commitments to fund unused lines of credit are agreements to lend additional funds to customers as long as there have been no violations of any of the conditions established in the agreements (original or restructured). Commitments to originate loans generally have a fixed expiration or other termination clauses, which may require payment of a fee. Since some of these loan commitments are expected to expire without being drawn upon, total commitments do not necessarily represent future cash requirements. At June 30, 2022, the reserve for commitments to fund unused lines of credit recorded in accrued expenses and other liabilities was $2.5 million.

For further information regarding our off-balance sheet arrangements and contractual obligations, see "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

Accounting Pronouncements Not Yet Adopted

Accounting Standards Update (“ASU”) No. 2020-04. On March 12, 2020, the FASB issued ASU No. 2020-04, “Reference Rate Reform ("ASC 848"): Facilitation of the Effects of Reference Rate Reform on Financial Reporting”, which provides temporary optional guidance to ease the potential burden in accounting for reference rate reform. The ASU provides optional expedients and exceptions for applying generally accepted accounting principles to contract modifications and hedging relationships, subject to meeting certain criteria, that reference the London Inter-Bank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued. It is intended to help stakeholders during the global market-wide reference rate transition period. The guidance is effective for all entities as of March 12, 2020 through December 31, 2022. The Company continues to implement its transition plan toward cessation of LIBOR and the modification of its loans and other financial instruments with attributes that are either directly or indirectly influenced by LIBOR. The Company is in the process of evaluating ASU No. 2020-04 and its impact on the Company’s transition away from LIBOR for its loan and other financial instruments, with no material expected impact on the Company's Consolidated Financial Statements.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Management of Market Risk
General.  A majority of our assets and liabilities are monetary in nature. Consequently, our most significant form of market risk is interest rate risk. Our assets, consisting primarily of mortgage-related securities and loans, generally have longer maturities than our liabilities, which consist primarily of deposits and wholesale borrowings. As a result, a principal part of our business strategy involves managing interest rate risk and limiting the exposure of our net interest income to changes in market interest rates. Accordingly, our Board of Directors has established a Management Asset-Liability Committee, comprised of our Senior Vice President (“SVP”) & Chief Investment Officer and Treasurer, who chairs this Committee, our President and Chief Executive Officer, our Executive Vice President (“EVP”) & Chief Risk Officer, our EVP & Chief Financial Officer, our EVP & Chief Lending Officer, our EVP & Chief Branch Administration, Deposit Operations & Business Development Officer, and our SVP & Director of Marketing, and other officers and staff as necessary or appropriate. This committee is responsible for, among other things, evaluating the interest rate risk inherent in our assets and liabilities, for recommending to the risk management committee of our Board of Directors the level of risk that is appropriate given our business strategy, operating environment, capital, liquidity and performance objectives, and for managing this risk consistent with the guidelines approved by the Board of Directors.

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

The following tables set forth, as of June 30, 2022 and December 31, 2021, our calculation of the estimated changes in our NPV, NPV ratio, and percent change in net interest income that would result from the designated instantaneous and sustained changes in interest rates (dollars in thousands). Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments and deposit repricing characteristics, including decay rates, and correlations to movements in interest rates, and should not be relied on as indicative of actual results.

	NPV at June 30, 2022
Change in Interest Rates (basis points)	Estimated Present Value of Assets	Estimated Present Value of Liabilities	Estimated NPV	Estimated Change In NPV	Estimated Change in NPV %	Estimated NPV/Present Value of Assets Ratio	Next 12 Months Net Interest Income Percent Change	Months 13-24 Net Interest Income Percent Change
+400	$4,945,762	$4,103,941	$841,821	$(206,227)	(19.68)%	17.02%	(17.82)%	(1.30)%
+300	5,067,899	4,178,507	889,392	(158,656)	(15.14)	17.55	(13.18)	(0.80)
+200	5,202,600	4,257,094	945,506	(102,542)	(9.78)	18.17	(8.32)	0.24
+100	5,336,632	4,340,217	996,415	(51,633)	(4.93)	18.67	(3.88)	0.36
—	5,476,466	4,428,418	1,048,048	—	—	19.14	—	—
(100)	5,620,618	4,566,440	1,054,178	6,130	0.58	18.76	(3.89)	(7.59)
(200)	5,764,334	4,716,432	1,047,902	(146)	(0.01)	18.18	(6.77)	(13.25)

	NPV at December 31, 2021
Change in Interest Rates (basis points)	Estimated Present Value of Assets	Estimated Present Value of Liabilities	Estimated NPV	Estimated Change In NPV	Estimated Change in NPV %	Estimated NPV/Present Value of Assets Ratio	Next 12 Months Net Interest Income Percent Change	Months 13-24 Net Interest Income Percent Change
+400	$5,036,366	$4,101,782	$934,584	$(145,605)	(13.48)%	18.56%	(14.49)%	4.48%
+300	5,155,293	4,180,838	974,455	(105,734)	(9.79)	18.90	(10.51)	3.78
+200	5,279,904	4,264,283	1,015,621	(64,568)	(5.98)	19.24	(6.51)	3.32
+100	5,405,275	4,352,712	1,052,563	(27,626)	(2.56)	19.47	(2.79)	2.20
—	5,526,916	4,446,727	1,080,189	—	—	19.54	—	—
(100)	5,650,190	4,594,219	1,055,971	(24,218)	(2.24)	18.69	(3.83)	(7.93)
(200)	5,765,436	4,715,356	1,050,080	(30,109)	(2.79)	18.21	(6.02)	(11.42)
At June 30, 2022, in the event of a 200 basis point decrease in interest rates, we would experience a 0.01% decrease in estimated net portfolio value, a 6.77% decrease in net interest income in year one, and a 13.25% decrease in net interest income in year two. In the event of a 400 basis point increase in interest rates, we would experience a 19.68% decrease in estimated net portfolio value, a 17.82% decrease in net interest income in year one and a 1.30% decrease in net interest income in year two. Our policies provide that, in the event of a 200 basis point decrease or less in interest rates, our net present value ratio should decrease by no more than 300 basis points and 10%, and in the event of a 400 basis point increase or less, our net present value should decrease by no more than 475 basis points and 35%. In the event of a 200 basis point decrease or less, our projected net interest income should decrease by no more than 10% in year one and 20% in year two, and in the event of a 400 basis point increase or less, our projected net interest income should decrease by no more than 38% in year one and 26% in year two. However, when the federal funds rate is low and negative rate shocks do not produce meaningful results, management may temporarily suspend use of guidelines for negative interest rate shocks. At June 30, 2022 and December 31, 2021, we were in compliance with all Board-approved policies with respect to interest rate risk management.
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

ITEM 4.    CONTROLS AND PROCEDURES
An evaluation was performed under the supervision and with the participation of the Company’s management, including the President and Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of June 30, 2022. Based on that evaluation, the Company’s management, including the President and Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

During the three months ended June 30, 2022, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

ITEM 1.     LEGAL PROCEEDINGS
The Company and subsidiaries are subject to various legal actions arising in the normal course of business.  In the opinion of management, the resolution of these legal actions is not expected to have a material adverse effect on the Company’s consolidated financial condition or results of operations.

ITEM 1A.  RISK FACTORS
During the quarter ended June 30, 2022, there have been no material changes to the risk factors as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, as filed with the Securities and Exchange Commission, or as previously disclosed in our other filings with the Securities and Exchange Commission.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a)Unregistered Sale of Equity Securities. There were no sales of unregistered securities during the period covered by this report.
(b)Use of Proceeds. Not applicable.
(c)Repurchases of Our Equity Securities.
On June 16, 2022, the Board of Directors of the Company approved a new stock repurchase program. The program permitted $45.0 million of the Company's shares of common stock to be repurchased in open market or private transactions, through block trades, and pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities and Exchange Commission. The timing of the repurchases depends on certain factors, including but not limited to, market conditions and prices, the Company’s liquidity and capital requirements, and alternative uses of capital. Any repurchased shares are held as treasury stock and available for general corporate purposes. The repurchases could be suspended, terminated or modified at any time for any reason, including market conditions, the cost of repurchasing shares, the availability of alternative investment opportunities, liquidity, and other factors deemed appropriate.

The following table reports information regarding purchases of the Company’s common stock during the three months ended June 30, 2022.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (in thousands)
April 1, 2022 to April 30, 2022	—	$—	—	$—
May 1, 2022 to May 31, 2022	—	—	—	—
June 1, 2022 to June 30, 2022	211,579	12.96	211,579	42,258
Total	211,579	12.96	211,579

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES
    None.

ITEM 4.     MINE SAFETY DISCLOSURES
    Not applicable.

ITEM 5.     OTHER INFORMATION
    None.

ITEM 6.      EXHIBITS
    The following exhibits required by Item 601 of Regulation S-K are included with this Quarterly Report on Form 10-Q.

Exhibit Number	Description
10.1	Form of 5.00% Fixed-to-Floating Rate Subordinated Notes due 2032 of Northfield Bancorp, Inc. (1)
10.2	Form of Subordinated Note Purchase Agreement, dated as of June 17, 2022, by and between Northfield Bancorp, Inc. and each of the several Purchasers. (1)
10.3	Form of Registration Rights Agreement, dated as of June 17, 2022, by and between Northfield Bancorp, Inc. and each of the several Purchasers. (1)
31.1	Certification of Steven M. Klein, Chairman, President and Chief Executive Officer, Pursuant to Rule 13a-14(a) and Rule 15d-14(a).(2)
31.2	Certification of William R. Jacobs, Executive Vice President and Chief Financial Officer, Pursuant to Rule 13a-14(a) and Rule 15d-14(a).(2)
32
Certification of Steven M. Klein, Chairman, President and Chief Executive Officer, and William R. Jacobs, Executive Vice President and Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(2)

101.INS	XBRL (Extensible Business Reporting Language) Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover page information from the Company's Quarterly Report on Form 10-Q filed August 8, 2022, formatted in Inline XBRL.

(1) Incorporated by reference to Northfield Bancorp, Inc.'s Current Report on Form 8-K, dated June 17, 2022, filed with the Securities and Exchange Commission on June 17, 2022 (File Number 001-35791).
(2) Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTHFIELD BANCORP, INC.
(Registrant)

Date: August 8, 2022

/s/ Steven M. Klein
Steven M. Klein
Chairman, President and Chief Executive Officer

/s/ William R. Jacobs
William R. Jacobs
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)