Form 10-Q
period 2022-09-30
Northfield Bancorp, Inc.
filed 2022-11-09
CIK 1493225

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022
or
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
As of October 31, 2022, the registrant had 47,770,575 shares of Common Stock, par value $0.01 per share, issued and outstanding.

NORTHFIELD BANCORP, INC.
Form 10-Q Quarterly Report

PART I
ITEM 1.     FINANCIAL STATEMENTS

NORTHFIELD BANCORP, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited) (In thousands, except share amounts)

	September 30, 2022	December 31, 2021
ASSETS:
Cash and due from banks	$13,882	$18,191
Interest-bearing deposits in other financial institutions	56,783	72,877
Total cash and cash equivalents	70,665	91,068
Trading securities	10,074	13,461
Debt securities available-for-sale, at estimated fair value (with no allowance for credit losses at September 30, 2022 and December 31, 2021)	1,002,231	1,208,237
Debt securities held-to-maturity, at amortized cost	4,572	5,283
(estimated fair value of $4,110 at September 30, 2022, and $5,475 at December 31, 2021, with no allowance for credit losses at September 30, 2022 and December 31, 2021)
Equity securities	8,571	5,342
Loans held-for-sale	504	—
Loans held-for-investment, net	4,246,181	3,806,617
Less: allowance for credit losses	(41,883)	(38,973)
Net loans held-for-investment	4,204,298	3,767,644
Accrued interest receivable	16,075	14,572
Bank-owned life insurance	167,046	164,500
Federal Home Loan Bank (“FHLB”) of New York stock, at cost	22,417	22,336
Operating lease right-of-use assets	35,446	33,943
Premises and equipment, net	25,382	25,937
Goodwill	41,012	41,012
Other assets	61,302	37,207
Total assets	$5,669,595	$5,430,542
LIABILITIES AND STOCKHOLDERS’ EQUITY:
LIABILITIES:
Deposits	$4,404,159	$4,169,334
Securities sold under agreements to repurchase	25,000	50,000
FHLB advances and other borrowings	382,678	371,755
Subordinated debentures, net of issuance costs	60,940	—
Operating lease liabilities	41,051	39,851
Advance payments by borrowers for taxes and insurance	26,137	24,909
Accrued expenses and other liabilities	36,328	34,810
Total liabilities	4,976,293	4,690,659
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value: 25,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value: 150,000,000 shares authorized, 64,770,875 shares issued at
September 30, 2022 and December 31, 2021, 47,888,376 and 49,266,733 outstanding at September 30, 2022 and December 31, 2021, respectively	648	648
Additional paid-in-capital	589,602	589,972
Unallocated common stock held by employee stock ownership plan	(16,344)	(17,058)
Retained earnings	410,134	381,361
Accumulated other comprehensive (loss) income	(53,834)	2,063
Treasury stock at cost: 16,882,499 and 15,504,142 shares at September 30, 2022 and December 31, 2021, respectively	(236,904)	(217,103)
Total stockholders’ equity	693,302	739,883
Total liabilities and stockholders’ equity	$5,669,595	$5,430,542
See accompanying notes to unaudited consolidated financial statements.

NORTHFIELD BANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Unaudited) (In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Interest income:
Loans	$42,311	38,539	$118,030	$119,515
Mortgage-backed securities	3,284	2,738	8,802	8,379
Other securities	1,201	494	2,885	1,402
FHLB of New York dividends	283	318	788	1,024
Deposits in other financial institutions	199	57	423	129
Total interest income	47,278	42,146	130,928	130,449
Interest expense:
Deposits	2,121	1,420	4,614	4,961
Borrowings	2,304	2,309	6,388	8,208
Subordinated debt	842	—	961	—
Total interest expense	5,267	3,729	11,963	13,169
Net interest income	42,011	38,417	118,965	117,280
Provision/(benefit) for credit losses	2,703	(148)	3,255	(6,223)
Net interest income after provision/(benefit) for credit losses	39,308	38,565	115,710	123,503
Non-interest income:
Fees and service charges for customer services	1,500	1,370	4,206	3,894
Income on bank-owned life insurance	861	862	2,548	2,567
Gains on available-for-sale debt securities, net	—	370	264	976
(Losses)/gains on trading securities, net	(426)	(75)	(2,791)	1,096
Gains on sales of loans	273	—	273	1,401
Other	78	101	264	246
Total non-interest income	2,286	2,628	4,764	10,180
Non-interest expense:
Compensation and employee benefits	10,784	10,334	29,709	31,672
Occupancy	3,347	3,425	10,041	10,626
Furniture and equipment	438	431	1,290	1,310
Data processing	1,847	1,538	5,322	4,968
Professional fees	903	826	3,040	2,564
Advertising	420	576	1,257	1,725
Federal Deposit Insurance Corporation insurance	356	336	1,068	1,057
Credit loss (benefit) expense for off-balance sheet exposures	(1,888)	265	(1,260)	528
Other	1,663	1,304	4,825	4,019
Total non-interest expense	17,870	19,035	55,292	58,469
Income before income tax expense	23,724	22,158	65,182	75,214
Income tax expense	6,745	6,078	18,202	20,663
Net income	$16,979	$16,080	$46,980	$54,551
Net income per common share:
Basic	$0.37	$0.33	$1.01	$1.12
Diluted	$0.37	$0.33	$1.01	$1.11

See accompanying notes to unaudited consolidated financial statements.

NORTHFIELD BANCORP, INC. CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME - (Continued) (Unaudited) (In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income	$16,979	$16,080	$46,980	$54,551
Other comprehensive loss:
Unrealized losses on debt securities available-for-sale:
Net unrealized holding losses	(31,339)	(3,550)	(77,312)	(6,700)
Less: reclassification adjustment for net gains included in net income	—	(370)	(264)	(976)
Net unrealized losses	(31,339)	(3,920)	(77,576)	(7,676)
Post-retirement benefits adjustment	—	—	(48)	—
Other comprehensive loss, before tax	(31,339)	(3,920)	(77,624)	(7,676)
Income tax benefit related to net unrealized holding losses on debt securities available-for-sale	8,771	995	21,640	1,876
Income tax expense related to reclassification adjustment for gains included in net income	—	103	74	273
Income tax expense related to post retirement benefit adjustment	—	—	13	—
Other comprehensive loss, net of tax	(22,568)	(2,822)	(55,897)	(5,527)
Comprehensive (loss) income	$(5,589)	$13,258	$(8,917)	$49,024

See accompanying notes to unaudited consolidated financial statements.

NORTHFIELD BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Three Months Ended September 30, 2022 and 2021
(Unaudited) (In thousands, except share data)

	Common Stock
	Shares Outstanding	Par Value	Additional Paid-in Capital	Unallocated Common Stock Held by the Employee Stock Ownership Plan	Retained Earnings	Accumulated Other Comprehensive Income (loss) Net of tax	Treasury Stock	Total Stockholders' Equity
Balance at June 30, 2021	50,843,651	$648	$589,664	$(18,040)	$361,638	$10,455	$(191,155)	$753,210
Net income					16,080			16,080
Other comprehensive loss, net of tax						(2,822)		(2,822)
ESOP shares allocated or committed to be released			247	248				495
Stock compensation expense			246					246
Restricted stock forfeitures	(8,554)		111				(111)	—
Exercise of stock options, net	44,196		(988)				1,435	447
Cash dividends declared and paid ($0.13 per common share)					(6,310)			(6,310)
Repurchase of treasury stock (average cost of $16.63 per share)	(1,323,607)						(22,140)	(22,140)
Balance at September 30, 2021	49,555,686	$648	$589,280	$(17,792)	$371,408	$7,633	$(211,971)	$739,206

Balance at June 30, 2022	48,684,875	$648	$588,940	$(16,584)	$399,131	$(31,266)	$(225,596)	$715,273
Net income					16,979			16,979
Other comprehensive loss, net of tax						(22,568)		(22,568)
ESOP shares allocated or committed to be released			179	240				419
Stock compensation expense			456					456
Restricted stock forfeitures	(1,902)		28				(28)	—
Exercise of stock options, net	1,000		(1)				14	13
Cash dividends declared and paid ($0.13 per common share)					(5,976)			(5,976)
Repurchase of treasury stock (average cost of $14.20 per share)	(795,597)						(11,294)	(11,294)
Balance at September 30, 2022	47,888,376	$648	$589,602	$(16,344)	$410,134	$(53,834)	$(236,904)	$693,302

See accompanying notes to unaudited consolidated financial statements.

NORTHFIELD BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Nine Months Ended September 30, 2022 and 2021
(Unaudited) (In thousands, except share data)

	Common Stock
	Shares Outstanding	Par Value	Additional Paid-in Capital	Unallocated Common Stock Held by the Employee Stock Ownership Plan	Retained Earnings	Accumulated Other Comprehensive Income (loss) Net of tax	Treasury Stock	Total Stockholders' Equity
Balance at December 31, 2020	52,209,897	$648	$590,506	$(18,529)	$338,093	$13,160	$(169,897)	$753,981
Cumulative adjustment for adoption of ASU 2016-13					(3,087)			(3,087)
Balance at January 1, 2021	52,209,897	648	590,506	(18,529)	335,006	13,160	(169,897)	750,894
Net income					54,551			54,551
Other comprehensive loss, net of tax						(5,527)		(5,527)
ESOP shares allocated or committed to be released			661	737				1,398
Stock compensation expense			750					750
Restricted stock issuance	147,315		(1,821)				1,821	—
Restricted stock forfeitures	(11,791)		159				(159)	—
Exercise of stock options, net	176,966		(975)				3,237	2,262
Cash dividends declared and paid ($0.37 per common share)					(18,149)			(18,149)
Repurchase of treasury stock (average cost of $15.79 per share)	(2,966,701)						(46,973)	(46,973)
Balance at September 30, 2021	49,555,686	$648	$589,280	$(17,792)	$371,408	$7,633	$(211,971)	$739,206

Balance at December 31, 2021	49,266,733	$648	$589,972	$(17,058)	$381,361	$2,063	$(217,103)	$739,883
Net income					46,980			46,980
Other comprehensive loss, net of tax						(55,897)		(55,897)
ESOP shares allocated or committed to be released			557	714				1,271
Stock compensation expense			1,301					1,301
Restricted stock issuance	157,416		(2,484)				2,484	—
Restricted stock forfeitures	(18,515)		265				(265)	—
Exercise of stock options, net	18,040		(9)				253	244
Cash dividends declared and paid ($0.39 per common share)					(18,207)			(18,207)
Repurchase of treasury stock (average cost of $14.51 per share)	(1,535,298)						(22,273)	(22,273)
Balance at September 30, 2022	47,888,376	$648	$589,602	$(16,344)	$410,134	$(53,834)	$(236,904)	$693,302

See accompanying notes to unaudited consolidated financial statements.

NORTHFIELD BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (In thousands)

	Nine Months Ended September 30,
	2022	2021
Net income	$46,980	$54,551
Adjustments to reconcile net income to net cash provided by operating activities:
Provision (benefit) for credit losses	3,255	(6,223)
ESOP and stock compensation expense	2,572	2,148
Depreciation	2,755	2,919
Amortization of premiums and deferred loan costs, net of (accretion) discounts, and deferred loan fees	7,298	807
Amortization of debt issuance costs	56	—
Amortization of intangible assets	130	150
Amortization of operating lease right-of-use assets	3,468	3,274
Income on bank-owned life insurance	(2,548)	(2,567)
Net gain on sale of loans	(273)	(1,401)
Origination of loans held-for-sale	(504)	—
Gains on available-for-sale debt securities, net	(264)	(976)
Losses (gains) on trading securities, net	2,791	(1,096)
Gain on sale of other real estate owned, net	(17)	—
Net sales of trading securities	596	626
(Increase) decrease in accrued interest receivable	(1,503)	864
Increase in other assets	(7,949)	(10,970)
Increase in accrued expenses and other liabilities	1,518	1,297
Net cash provided by operating activities	58,361	43,403
Cash flows from investing activities:
Net increase in loans receivable	(434,992)	(116,535)
Purchases of loans	(7,696)	—
Proceeds from sale of loans held-for-sale	2,796	151,559
Purchases of FHLB of New York stock	(25,043)	(220)
Redemptions of FHLB of New York stock	24,962	6,525
Purchases of debt securities available-for-sale	(168,988)	(409,506)
Purchases of equity securities	(3,229)	(5,000)
Principal payments and maturities on debt securities available-for-sale	249,213	370,992
Principal payments and maturities on debt securities held-to-maturity	674	1,376
Proceeds from sale of debt securities available-for-sale	41,464	207,991
Proceeds from sale of equity securities	—	34
Proceeds from bank-owned life insurance	1,526	1,021
Proceeds from sale of other real estate owned	125	—
Purchases and improvements of premises and equipment	(2,200)	(1,293)
Net cash (used in) provided by investing activities	(321,388)	206,944
Cash flows from financing activities:
Net increase in deposits	234,825	64,829
Dividends paid	(18,207)	(18,149)
Exercise of stock options	244	2,262
Purchase of treasury stock	(22,273)	(46,973)
Increase in advance payments by borrowers for taxes and insurance	1,228	3,819
Proceeds from issuance of subordinated debt, net of issuance costs	60,884	—
Proceeds from securities sold under agreements to repurchase and other borrowings	105,923	15
Repayments related to securities sold under agreements to repurchase and other borrowings	(120,000)	(170,000)
Net cash provided by (used in) financing activities	242,624	(164,197)
Net (decrease) increase in cash and cash equivalents	(20,403)	86,150
Cash and cash equivalents at beginning of period	91,068	87,544
Cash and cash equivalents at end of period	$70,665	$173,694

See accompanying notes to unaudited consolidated financial statements

NORTHFIELD BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)
(Unaudited) (In thousands)

	Nine Months Ended September 30,
	2022	2021
Supplemental cash flow information:
Cash paid during the period for:
Interest	$11,578	$13,665
Income taxes	19,399	27,090
Non-cash transactions:
Loan charge-offs, net	345	2,875
Right-of-use assets obtained in exchange for new lease liabilities	4,983	1,596
Transfer of loans held-for-investment to loans held-for-sale at fair value	2,523	131,883
Transfer of loans held-for-sale at fair value to loans held-for-investment	—	1,612
Transfer of loans held-for-investment to other real estate owned	—	100

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

In the opinion of management, all adjustments (consisting solely of normal and recurring adjustments) necessary for the fair presentation of the consolidated balance sheets and the consolidated statements of comprehensive income for the unaudited periods presented have been included. The results of operations and other data presented for the three and nine months ended September 30, 2022 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2022 or for any other period. Whenever necessary, certain prior year amounts are reclassified to conform to the current year presentation.
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

Note 2 – Debt Securities Available-for-Sale
The following is a comparative summary of mortgage-backed securities and other debt securities available-for-sale at September 30, 2022, and December 31, 2021 (in thousands):

	September 30, 2022
		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
	cost	gains	losses	value
U.S. Government agency securities	$76,150	$—	$(4,310)	$71,840
Mortgage-backed securities:
Pass-through certificates:
Government sponsored enterprises ("GSEs")	502,503	1	(47,913)	454,591
Real estate mortgage investment conduits ("REMICs"):
GSE	296,702	—	(14,533)	282,169
	799,205	1	(62,446)	736,760
Other debt securities:
Municipal bonds	26	—	—	26
Corporate bonds	201,705	9	(8,109)	193,605
	201,731	9	(8,109)	193,631
Total debt securities available-for-sale	$1,077,086	$10	$(74,865)	$1,002,231

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

	December 31, 2021
		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
	cost	gains	losses	value
U.S. Government agency securities	$2,344	$—	$(54)	$2,290
Mortgage-backed securities:
Pass-through certificates:
GSE	579,035	5,233	(2,862)	581,406
REMICs:
GSE	390,755	2,398	(1,443)	391,710
	969,790	7,631	(4,305)	973,116
Other debt securities:
Municipal bonds	71	1	—	72
Corporate bonds	233,311	192	(744)	232,759
	233,382	193	(744)	232,831
Total debt securities available-for-sale	$1,205,516	$7,824	$(5,103)	$1,208,237
The following is a summary of the expected maturity distribution of debt securities available-for-sale, other than mortgage-backed securities, at September 30, 2022 (in thousands):

Available-for-sale	Amortized cost	Estimated fair value
Due in one year or less	$159,695	$153,951
Due after one year through five years	117,037	110,507
Due after five years through ten years	1,149	1,013
	$277,881	$265,471
 Contractual maturities for mortgage-backed securities are not included above, as expected maturities on mortgage-backed securities may differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without penalties.

Certain debt securities available-for-sale are pledged or encumbered to secure borrowings under Pledge Agreements and Repurchase Agreements and for other purposes required by law. At September 30, 2022 and December 31, 2021, the fair value of debt securities available-for-sale that were pledged to secure borrowings and deposits was $552.5 million and $522.1 million, respectively.

For the three months ended September 30, 2022, the Company had no sales of debt securities available-for-sale, and no gross realized gains or losses. For the nine months ended September 30, 2022, the Company had gross proceeds of $41.5 million on sales and calls of debt securities available-for-sale, with gross realized gains of $264,000 related to the sales of securities and no gross realized losses. For the three months ended September 30, 2021, the Company had gross proceeds of $112.5 million on sales of debt securities available-for-sale, with gross realized gains of $370,000 and no gross realized losses. For the nine months ended September 30, 2021, the Company had gross proceeds of $208.0 million on sales and calls of debt securities available-for-sale, with gross realized gains of $976,000 related to sales of securities and no gross realized losses. The Company recognized net losses of $426,000 and $2.8 million on its trading securities portfolio during the three and nine months ended September 30, 2022, respectively. During the three and nine months ended September 30, 2021, the Company recognized net losses of $75,000 and net gains of $1.1 million, respectively, on its trading securities portfolio.

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)
Gross unrealized losses on mortgage-backed securities and other debt securities available-for-sale, and the estimated fair value of the related securities, aggregated by security category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2022 and December 31, 2021, were as follows (in thousands):

	September 30, 2022
	Less than 12 months		12 months or more		Total
	Unrealized	Estimated	Unrealized	Estimated	Unrealized	Estimated
	losses	fair value	losses	fair value	losses	fair value
U.S. Government agency securities	$(4,174)	$70,826	$(136)	$1,014	$(4,310)	$71,840
Mortgage-backed securities:
Pass-through certificates:
GSE	(35,357)	353,695	(12,556)	100,734	(47,913)	454,429
REMICs:
GSE	(7,643)	199,686	(6,890)	82,483	(14,533)	282,169
Other debt securities:
Corporate bonds	(4,311)	129,617	(3,798)	46,201	(8,109)	175,818
Total	$(51,485)	$753,824	$(23,380)	$230,432	$(74,865)	$984,256

	December 31, 2021
	Less than 12 months		12 months or more		Total
	Unrealized	Estimated	Unrealized	Estimated	Unrealized	Estimated
	losses	fair value	losses	fair value	losses	fair value
U.S. Government agency securities	$—	$—	$(54)	$2,290	$(54)	$2,290
Mortgage-backed securities:
Pass-through certificates:
GSE	(2,543)	417,291	(318)	14,625	(2,861)	431,916
REMICs:
GSE	(1,350)	125,725	(94)	4,413	(1,444)	130,138
Other debt securities:
Corporate bonds	(744)	146,853	—	—	(744)	146,853
Total	$(4,637)	$689,869	$(466)	$21,328	$(5,103)	$711,197

The Company held 23 pass-through mortgage-backed securities issued or guaranteed by GSEs, 31 REMIC mortgage-backed securities issued or guaranteed by GSEs, six corporate bonds, and one U.S. Government agency security that were in a continuous unrealized loss position of twelve months or greater at September 30, 2022. There were 102 pass-through mortgage-backed securities issued or guaranteed by GSEs, 55 REMIC mortgage-backed securities issued or guaranteed by GSEs, 23 corporate bonds and four U.S. Government agency securities that were in an unrealized loss position of less than twelve months at September 30, 2022. All securities referred to above were rated investment grade at September 30, 2022.

Available for sale debt securities in unrealized loss positions are evaluated for impairment related to credit losses on a quarterly basis. In performing an assessment of whether any decline in fair value is due to a credit loss, the Company considers the extent to which the fair value is less than the amortized cost, changes in credit ratings, any adverse economic conditions, as well as all relevant information at the individual security level such as credit deterioration of the issuer or collateral underlying the security. In assessing the impairment, the Company compares the present value of cash flows expected to be collected with the amortized cost basis of the security. If it is determined that the decline in fair value was due to credit losses, an allowance for credit losses is recorded, limited to the amount the fair value is less than amortized cost basis. The Company did not recognize any allowance for credit losses on its available-for-sale debt securities as of September 30, 2022 or December 31, 2021.

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

The Company has made the accounting policy election to exclude accrued interest receivable on available-for-sale securities from the estimate of credit losses. Accrued interest receivable associated with debt securities available-for-sale totaled $2.4 million and $2.5 million, respectively, at September 30, 2022 and December 31, 2021 was reported in accrued interest receivable on the consolidated balance sheets.

Note 3 – Debt Securities Held-to-Maturity

The following is a summary of mortgage-backed securities held-to-maturity at September 30, 2022 and December 31, 2021 (in thousands):

	September 30, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Mortgage-backed securities:
Pass-through certificates:
GSE	$4,572	$—	$(462)	$4,110
Total securities held-to-maturity	$4,572	$—	$(462)	$4,110

	December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Mortgage-backed securities:
Pass-through certificates:
GSE	$5,283	$192	$—	$5,475
Total securities held-to-maturity	$5,283	$192	$—	$5,475

Contractual maturities for mortgage-backed securities are not presented, as expected maturities on mortgage-backed securities may differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without penalties. There were no sales of held-to-maturity securities for the nine months ended September 30, 2022 or September 30, 2021.

At September 30, 2022 and December 31, 2021, debt securities held-to-maturity with a carrying value of $2.0 million and $2.1 million, respectively, were pledged to secure borrowings and deposits.

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)
Gross unrealized losses on mortgage-backed securities held-to-maturity, and the estimated fair value of the related securities, aggregated by security category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2022 were as follows (in thousands):

	September 30, 2022
	Less than 12 months		12 months or more		Total
	Unrealized	Estimated	Unrealized	Estimated	Unrealized	Estimated
	losses	fair value	losses	fair value	losses	fair value
Mortgage-backed securities:
Pass-through certificates:
GSE	$(462)	$4,110	$—	$—	$(462)	$4,110
Total	$(462)	$4,110	$—	$—	$(462)	$4,110

The Company held six pass-through mortgage-backed debt securities held-to-maturity issued or guaranteed by GSEs that were in an unrealized loss position of less than twelve months at September 30, 2022 and no held-to-maturity securities in an unrealized loss position of greater than twelve months at September 30, 2022. There were no held-to-maturity securities in an unrealized loss position at December 31, 2021.

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

The Company has made the accounting policy election to exclude accrued interest receivable on held-to-maturity securities from the estimate of credit losses. Accrued interest receivable associated with held-to-maturity securities totaling $14,000 and $15,000, respectively, at September 30, 2022 and December 31, 2021 was reported in accrued interest receivable on the consolidated balance sheets.

Note 4 – Equity Securities

At September 30, 2022, and December 31, 2021, equity securities totaled $8.6 million and $5.3 million, respectively. Equity securities consisted of money market mutual funds recorded at fair value of $1.0 million and $328,000 at September 30, 2022 and December 31, 2021, respectively, and an investment in a private SBA loan fund (the “SBA Loan Fund”) recorded at net asset value of $7.5 million and $5.0 million at September 30, 2022 and December 31, 2021, respectively. As the SBA Loan Fund operates as a private fund, its shares are not publicly traded and, therefore, have no readily determinable market value. The SBA Loan Fund was recorded at net asset value as a practical expedient for reporting fair value.

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)
Note 5 – Loans

The following table summarizes the Company’s loans held-for-investment (in thousands):

	September 30,	December 31,
	2022	2021
Real estate loans:
Multifamily	$2,856,322	$2,518,065
Commercial mortgage	889,390	808,597
One-to-four family residential mortgage	176,251	183,665
Home equity and lines of credit	146,546	109,956
Construction and land	21,668	27,495
Total real estate loans	4,090,177	3,647,778
Commercial and industrial loans (1)	141,873	141,005
Other loans	2,158	2,015
Total commercial and industrial and other loans	144,031	143,020
Loans held-for-investment, net (excluding PCD)	4,234,208	3,790,798
PCD loans	11,973	15,819
Total loans held-for-investment, net	4,246,181	3,806,617
Allowance for credit losses	(41,883)	(38,973)
Net loans held-for-investment	$4,204,298	$3,767,644

(1) Included in commercial and industrial loans at September 30, 2022 and December 31, 2021 are Payment Protection Program ("PPP") loans totaling $5.5 million and $40.5 million, respectively.

The Company had $504,000 of loans held-for-sale at September 30, 2022 and no loans held-for-sale at December 31, 2021.

In addition to originating loans, the Company may acquire loans through portfolio purchases or acquisitions of other companies. Purchased loans that have evidence of more than insignificant credit deterioration since origination are deemed PCD loans. For PCD loans, each loan pool is accounted for as a single asset with a single composite interest rate and an aggregate expectation of cash flows. PCD loans totaled $12.0 million at September 30, 2022, as compared to $15.8 million at December 31, 2021. The majority of the PCD loan balance is attributable to loans acquired as part of a Federal Deposit Insurance Corporation-assisted transaction. At September 30, 2022, PCD loans consisted of approximately 10% home equity loans, 28% commercial real estate loans, 51% commercial and industrial loans, and 12% in one-to-four family residential loans. At December 31, 2021, PCD loans consisted of approximately 16% one-to-four family residential loans, 25% commercial real estate loans, 48% commercial and industrial loans, and 11% in construction and land and home equity loans.

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

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

The following table presents the Company’s loans held-for-investment, excluding PCD loans, by loan class, credit risk ratings and year of origination, at September 30, 2022 (in thousands):

	September 30, 2022
	2022	2021	2020	2019	2018	Prior	Revolving Loans	Total
Real Estate:
Multifamily
Pass	$631,548	$680,378	$507,781	$258,676	$206,172	$561,413	$481	$2,846,449
Substandard	—	—	—	—	3,806	6,067	—	9,873
Total multifamily	631,548	680,378	507,781	258,676	209,978	567,480	481	2,856,322
Commercial
Pass	184,761	148,516	68,708	91,988	74,606	282,770	8,236	859,585
Special mention	—	—	—	—	—	4,894	—	4,894
Substandard	2,901	10,652	—	—	—	11,358	—	24,911
Total commercial	187,662	159,168	68,708	91,988	74,606	299,022	8,236	889,390
One-to-four family residential
Pass	22,702	12,408	8,667	10,149	7,924	110,714	1,015	173,579
Special mention	—	—	—	—	—	1,900	—	1,900
Substandard	—	—	—	—	—	772	—	772
Total one-to-four family residential	22,702	12,408	8,667	10,149	7,924	113,386	1,015	176,251
Home equity and lines of credit
Pass	30,237	16,460	8,446	6,069	4,697	11,843	68,270	146,022
Special mention	—	—	—	—	—	39	—	39
Substandard	—	—	—	93	49	343	—	485
Total home equity and lines of credit	30,237	16,460	8,446	6,162	4,746	12,225	68,270	146,546
Construction and land
Pass	6,223	1,556	5,106	1,296	1,439	3,978	—	19,598
Substandard	—	—	—	—	2,070	—	—	2,070
Total construction and land	6,223	1,556	5,106	1,296	3,509	3,978	—	21,668
Total real estate loans	878,372	869,970	598,708	368,271	300,763	996,091	78,002	4,090,177
Commercial and industrial
Pass	10,912	13,042	8,012	3,653	1,611	8,684	93,890	139,804
Special mention	—	—	—	—	—	132	295	427
Substandard	—	16	98	50	200	245	1,033	1,642
Total commercial and industrial	10,912	13,058	8,110	3,703	1,811	9,061	95,218	141,873
Other
Pass	1,927	—	122	8	12	34	55	2,158
Total other	1,927	—	122	8	12	34	55	2,158
Total loans held-for-investment, net	$891,211	$883,028	$606,940	$371,982	$302,586	$1,005,186	$173,275	$4,234,208

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

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

Past Due and Non-Accrual Loans

Included in loans receivable held-for-investment are loans for which the accrual of interest income has been discontinued due to deterioration in the financial condition of the borrowers. The recorded investment of these non-accrual loans was $9.8 million and $7.6 million at September 30, 2022, and December 31, 2021, respectively. Generally, originated loans are placed on non-accrual status when they become 90 days or more delinquent, or sooner if considered appropriate by management, and remain on non-accrual status until they are brought current, have six consecutive months of performance under the loan terms, and factors indicating reasonable doubt about the timely collection of payments no longer exist. Therefore, loans may be current in accordance with their loan terms, or may be less than 90 days delinquent and still be on a non-accruing status.

When an individual loan no longer demonstrates the similar credit risk characteristics as other loans within its current segment, the Company evaluates each for expected credit losses on an individual basis. All non-accrual loans $500,000 and above and all loans designated as troubled debt restructurings ("TDRs") are individually evaluated. The non-accrual amounts included in loans individually evaluated for impairment were $5.3 million and $4.2 million at September 30, 2022, and December 31, 2021, respectively. Loans on non-accrual status with principal balances less than $500,000, and therefore not meeting the Company's definition of an impaired loan, amounted to $4.5 million at September 30, 2022, and $3.4 million at December 31, 2021. Loans past due 90 days or more and still accruing interest were $54,000 and $384,000 at September 30, 2022 and December 31, 2021, respectively, and consisted of loans that are well secured and in the process of collection.

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)
The following tables set forth the detail, and delinquency status, of non-performing loans (non-accrual loans and loans past due 90 days or more and still accruing), net of deferred fees and costs, at September 30, 2022, and December 31, 2021, excluding PCD loans (in thousands):

	September 30, 2022
	Total Non-Performing Loans
	Non-Accruing Loans
	Current	30-89 Days Past Due	90 Days or More Past Due	Total	90 Days or More Past Due and Accruing	Total Non-Performing Loans
Loans held-for-investment:
Real estate loans:
Multifamily
Substandard	$—	$352	$3,345	$3,697	$—	$3,697
Total multifamily	—	352	3,345	3,697	—	3,697
Commercial
Substandard	2,821	640	1,750	5,211	18	5,229
Total commercial	2,821	640	1,750	5,211	18	5,229
One-to-four family residential
Substandard	—	—	126	126	6	132
Total one-to-four family residential	—	—	126	126	6	132
Home equity and lines of credit
Substandard	190	—	77	267	—	267
Total home equity and lines of credit	190	—	77	267	—	267
Total real estate	3,011	992	5,298	9,301	24	9,325
Commercial and industrial loans
Substandard	27	—	497	524	23	547
Total commercial and industrial loans	27	—	497	524	23	547
Other loans
Pass	—	—	—	—	7	7
Total other	—	—	—	—	7	7
Total non-performing loans	$3,038	$992	$5,795	$9,825	$54	$9,879

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

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)
The following tables set forth the detail and delinquency status of loans held-for-investment, excluding PCD loans, net of deferred fees and costs, at September 30, 2022, and December 31, 2021 (in thousands):

	September 30, 2022
		Past Due Loans
	30-89 Days Past Due	90 Days or More Past Due	90 Days or More Past Due and Accruing	Total Past Due	Current	Total Loans Receivable, net
Loans held-for-investment:
Real estate loans:
Multifamily
Pass	$591	$—	$—	$591	$2,845,858	$2,846,449
Substandard	486	3,345	—	3,831	6,042	9,873
Total multifamily	1,077	3,345	—	4,422	2,851,900	2,856,322
Commercial
Pass	133	—	—	133	859,452	859,585
Special mention	—	—	—	—	4,894	4,894
Substandard	873	1,750	18	2,641	22,270	24,911
Total commercial	1,006	1,750	18	2,774	886,616	889,390
One-to-four family residential
Pass	385	—	—	385	173,194	173,579
Special mention	70	—	—	70	1,830	1,900
Substandard	151	126	6	283	489	772
Total one-to-four family residential	606	126	6	738	175,513	176,251
Home equity and lines of credit
Pass	464	—	—	464	145,558	146,022
Special mention	—	—	—	—	39	39
Substandard	135	77	—	212	273	485
Total home equity and lines of credit	599	77	—	676	145,870	146,546
Construction and land
Pass	—	—	—	—	19,598	19,598
Substandard	—	—	—	—	2,070	2,070
Total construction and land	—	—	—	—	21,668	21,668
Total real estate	3,288	5,298	24	8,610	4,081,567	4,090,177
Commercial and industrial
Pass	369	—	—	369	139,435	139,804
Special mention	245	—	—	245	182	427
Substandard	67	497	23	587	1,055	1,642
Total commercial and industrial	681	497	23	1,201	140,672	141,873
Other loans
Pass	—	—	7	7	2,151	2,158
Total other loans	—	—	7	7	2,151	2,158
Total loans held-for-investment	$3,969	$5,795	$54	$9,818	$4,224,390	$4,234,208

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

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)
The following tables summarize information on non-accrual loans, excluding PCD loans, as of September 30, 2022 and December 31, 2021 (in thousands):

	September 30, 2022
	Recorded Investment	Unpaid Principal Balance	With No Related Allowance
Real estate loans:
Multifamily	$3,697	$3,706	$2,201
Commercial	5,211	5,667	3,085
One-to-four family residential	126	150	126
Home equity and lines of credit	267	517	77
Commercial and industrial	524	837	497
Total non-accrual loans	$9,825	$10,877	$5,986

	December 31, 2021
	Recorded Investment	Unpaid Principal Balance	With No Related Allowance
Real estate loans:
Multifamily	$1,882	$1,891	$512
Commercial	5,117	5,627	3,729
One-to-four family residential	314	346	—
Home equity and lines of credit	281	530	—
Commercial and industrial	28	349	—
Total non-accrual loans	$7,622	$8,743	$4,241

The following table summarizes interest income on non-accrual loans, excluding PCD loans, during the three and nine months ended September 30, 2022 and September 30, 2021.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Real estate loans:
Multifamily	$25	$27	$73	$60
Commercial	26	17	108	67
One-to-four family residential	—	4	10	10
Home equity and lines of credit	5	—	16	2
Commercial and industrial	6	3	14	7
Total interest income on non-accrual loans	$62	$51	$221	$146

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)
Collateral-Dependent Loans

Loans for which the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral are considered to be collateral-dependent loans. Collateral can have a significant financial effect in mitigating exposure to credit risk and, where there is sufficient collateral, an allowance for credit losses is not recognized or is minimal. For collateral-dependent loans, the allowance for credit losses is individually assessed based on the fair value of the collateral less estimated costs of sale. The Company's collateral-dependent loans are secured by real estate. Collateral values are generally based on appraisals which are adjusted for changes in market indices. As of September 30, 2022 and December 31, 2021, the Company had $7.8 million and $7.4 million of collateral-dependent impaired loans, respectively. The collateral-dependent loans at September 30, 2022 consisted of $5.1 million of commercial real estate loans, $2.3 million of multifamily loans, and $343,000 of one-to-four family residential loans. For the nine months ended September 30, 2022, there was no significant deterioration or changes in the collateral securing these loans.

Troubled Debt Restructured Loan

    There were no loans modified as a TDR during the three or nine months ended September 30, 2022.

The following table summarizes loans that were modified in a TDR during the nine months ended September 30, 2021:

	Nine Months Ended September 30, 2021
	Number of Relationships	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment(1)
	(in thousands)
Troubled Debt Restructurings
Commercial and industrial	1	$75	75
Total Troubled Debt Restructurings	1	$75	$75

(1) Amounts are at time of modification
There were three commercial and industrial loans to one borrower modified as a TDR during the nine months ended September 30, 2021, which were modified to reduce the interest rate, extend the maturity date, and restructure payment terms of the loans.

In response to the novel Coronavirus Disease 2019 ("COVID-19") pandemic and its economic impact to customers, a short-term modification program that complied with Section 4013 of the CARES Act and the Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus was implemented to provide temporary payment relief to those borrowers directly impacted by COVID-19. The program allowed for deferral of payments for 90 days, which may extend for an additional 90 day period, with modifications in the form of payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment. As of September 30, 2022, substantially all of the borrowers who had requested relief have returned to contractual payments.
At September 30, 2022 and December 31, 2021, the Company had TDRs of $7.2 million and $9.0 million, respectively.

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

At September 30, 2022 and September 30, 2021, there were no restructured TDRs during the preceding twelve months that subsequently defaulted.

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

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)
Allowance for Individually Evaluated Loans

The Company measures specific reserves for individual loans that do not share common risk characteristics with other loans, consisting of all TDRs and non-accrual loans with an outstanding balance of $500,000 or greater. Loans individually evaluated for impairment are assessed to determine whether the loan’s carrying value is not in excess of the estimated fair value of the collateral less cost to sell, if the loan is collateral-dependent, or the present value of the expected future cash flows, if the loan is not collateral-dependent. Management performs an evaluation of each impaired loan and generally obtains updated appraisals as part of the evaluation. In addition, management adjusts estimated fair values down to appropriately consider recent market conditions, our willingness to accept a lower sales price to effect a quick sale, and costs to dispose of any supporting collateral. Determining the estimated fair value of underlying collateral (and related costs to sell) can be difficult in illiquid real estate markets and is subject to significant assumptions and estimates. Management employs an independent third-party management firm that specializes in appraisal preparation and review to ascertain the reasonableness of updated appraisals. Projecting the expected cash flows under troubled debt restructurings which are not collateral-dependent is inherently subjective and requires, among other things, an evaluation of the borrower’s current and projected financial condition. Actual results may be significantly different than our projections and our established allowance for credit losses on these loans, which could have a material effect on our financial results. Individually impaired loans that have no impairment losses are not considered for collective allowances described earlier. At September 30, 2022 and December 31, 2021, the ACL for loans individually evaluated for impairment was $45,600 and $30,200, respectively.

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

The table below summarizes the allowance for credit losses for off-balance sheet credit exposures as of, and for the three and nine months ended September 30, 2022, and September 30, 2021 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Balance at beginning of period	$2,480	$1,808	$1,852	$1,545
(Benefit)/provision for credit losses	(1,888)	265	(1,260)	528
Balance at end of period	$592	$2,073	$592	$2,073

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)
The following tables set forth activity in our allowance for credit losses on loans, by loan type, as of, and for the three and nine months ended September 30, 2022, and September 30, 2021 (in thousands):

	Three Months Ended September 30, 2022
	Real Estate
	Commercial (1)	One-to-Four Family	Home Equity and Lines of Credit	Construction and Land	Commercial and Industrial	Other	Total Loans (excluding PCD)	PCD	Total
Allowance for credit losses:
Beginning balance	$28,065	$3,005	$802	$285	$2,705	$11	$34,873	$4,158	$39,031
Charge-offs	—	—	—	—	—	—	—	(75)	(75)
Recoveries	4	7	19	—	12	4	46	178	224
Provisions (credit)	2,117	553	53	(10)	238	(9)	2,942	(239)	2,703
Ending balance	$30,186	$3,565	$874	$275	$2,955	$6	$37,861	$4,022	$41,883

	Three Months Ended September 30, 2021
	Real Estate
	Commercial (1)	One-to-Four Family	Home Equity and Lines of Credit	Construction and Land	Commercial and Industrial	Other	Total Loans (excluding PCD)	PCD	Total
Allowance for credit losses:
Beginning balance	26,540	4,610	663	259	2,594	7	34,673	4,820	39,493
Charge-offs	—	—	—	—	(541)	(3)	(544)	—	(544)
Recoveries	—	27	25	—	6	3	61	—	61
Provisions (credit)	(297)	(230)	(46)	(69)	542	(1)	(101)	(47)	(148)
Ending balance	$26,243	$4,407	$642	$190	$2,601	$6	$34,089	$4,773	$38,862

(1) Commercial includes commercial real estate loans collateralized by owner-occupied, non-owner occupied, and multifamily properties.

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

	Nine Months Ended September 30, 2022
	Real Estate
	Commercial (1)	One-to-Four Family	Home Equity and Lines of Credit	Construction and Land	Commercial and Industrial	Other	Total Loans (excluding PCD)	PCD	Total
Allowance for credit losses:
Beginning balance	$26,785	$3,545	$560	$169	$3,173	$9	$34,241	$4,732	$38,973
Charge-offs	—	—	—	—	(185)	—	(185)	(600)	(785)
Recoveries	101	7	19	—	131	4	262	178	440
Provisions (credit)	3,300	13	295	106	(164)	(7)	3,543	(288)	3,255
Ending balance	$30,186	$3,565	$874	$275	$2,955	$6	$37,861	$4,022	$41,883

	Nine Months Ended September 30, 2021
	Real Estate
	Commercial (1)	One-to-Four Family	Home Equity and Lines of Credit	Construction and Land	Commercial and Industrial	Other	Total Loans (excluding PCD)	PCD	Total
Allowance for credit losses:
Beginning balance	$33,005	$207	$260	$1,214	$1,842	$198	$36,726	$881	$37,607
Impact of CECL adoption	(1,949)	5,233	419	(921)	947	(188)	3,541	6,812	10,353
Balance at January 1, 2021	31,056	5,440	679	293	2,789	10	40,267	7,693	47,960
Charge-offs	—	(21)	—	—	(553)	(3)	(577)	(2,411)	(2,988)
Recoveries	19	29	26	—	34	5	113	—	113
Provisions (credit)	(4,832)	(1,041)	(63)	(103)	331	(6)	(5,714)	(509)	(6,223)
Ending balance	$26,243	$4,407	$642	$190	$2,601	$6	$34,089	$4,773	$38,862

(1) Commercial includes commercial real estate loans collateralized by owner-occupied, non-owner occupied, and multifamily properties.

The allowance for credit losses on loans increased to $41.9 million at September 30, 2022, compared to $39.0 million as of December 31, 2021, primarily due to growth in the loan portfolio and a declining macroeconomic outlook.

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)
The following tables detail the amount of loans receivable held-for-investment, net of deferred loan fees and costs, that are evaluated, individually and collectively, for impairment, and the related portion of the allowance for credit losses that is allocated to each loan portfolio segment, at September 30, 2022 and December 31, 2021 (in thousands):

	September 30, 2022
	Real Estate
	Commercial (1)	One-to-Four Family	Home Equity and Lines of Credit	Construction and Land	Commercial and Industrial	Other	Total Loans (excluding PCD)	PCD	Total
Allowance for credit losses:
Ending balance: individually evaluated for impairment	$25	$—	$3	$—	$18	$—	$46	$—	$46
Ending balance: collectively evaluated for impairment	30,160	3,565	871	275	2,938	6	37,815	—	37,815
Ending balance: PCD loans evaluated for impairment (2)	—	—	—	—	—	—	—	4,022	4,022
Loans, net:
Ending balance	$3,745,712	$176,251	$146,546	$21,668	$141,873	$2,158	$4,234,208	$11,973	$4,246,181
Ending balance: individually evaluated for impairment	8,566	680	27	—	97		9,370	—	9,370
Ending balance: collectively evaluated for impairment	3,737,146	175,571	146,519	21,668	136,269	2,158	4,219,331	—	4,219,331
Ending balance: PCD loans evaluated for impairment (2)	—	—	—	—	—	—	—	11,973	11,973
PPP loans not evaluated for impairment (3)	—	—	—	—	5,507	—	5,507	—	5,507

	December 31, 2021
	Real Estate
	Commercial (1)	One-to-Four Family	Home Equity and Lines of Credit	Construction and Land	Commercial and Industrial	Other	Total Loans (excluding PCD)	PCD	Total
Allowance for credit losses:
Ending balance: individually evaluated for impairment	$25	$2	$2	$—	$1	$—	$30	$—	$30
Ending balance: collectively evaluated for impairment	26,760	3,543	558	169	3,172	9	34,211	—	34,211
Ending balance: PCD loans evaluated for impairment (2)	—	—	—	—	—	—	—	4,732	4,732
Loans, net:
Ending balance	$3,326,662	$183,665	$109,956	$27,495	$141,005	$2,015	$3,790,798	$15,819	$3,806,617
Ending balance: individually evaluated for impairment	8,352	1,562	38	—	34	—	9,986	—	9,986
Ending balance: collectively evaluated for impairment	3,318,310	182,103	109,918	27,495	100,454	2,015	3,740,295	—	3,740,295
Ending balance: PCD loans evaluated for impairment (2)	—	—	—	—	—	—	—	15,819	15,819
PPP loans not evaluated for impairment (3)	—	—	—	—	40,517	—	40,517	—	40,517

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

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)
Note 7 – Deposits

Deposit account balances are summarized as follows (in thousands):

	September 30, 2022	December 31, 2021
Non-interest-bearing checking	$902,659	$898,490
Negotiable orders of withdrawal ("NOW") and interest-bearing checking	1,256,257	1,112,292
Savings and money market	1,568,751	1,776,191
Certificates of deposit	676,492	382,361
Total deposits	$4,404,159	$4,169,334

Interest expense on deposit accounts is summarized for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
NOW and interest-bearing checking, savings, and money market	$701	$671	$1,871	$2,448
Certificates of deposit	1,420	749	2,743	2,513
Total interest expense on deposit accounts	$2,121	$1,420	$4,614	$4,961

Note 8 – Subordinated Debt

On June 17, 2022, the Company issued $62.0 million in aggregate principal amount of fixed-to-floating subordinated notes (the “Notes”) to certain institutional investors. The Notes mature on June 30, 2032, unless redeemed earlier. The Notes initially bear interest, payable semi-annually in arrears, at a fixed rate of 5.00% per annum until June 30, 2027. Beginning June 30, 2027 and until maturity or redemption, the interest rate applicable to the outstanding principal amount of the Notes due will reset quarterly to an interest rate per annum equal to the then current three-month Secured Overnight Financing Rate plus 200 basis points, payable quarterly in arrears. The Company has the option to redeem the Notes, at par and in whole or in part, beginning on June 30, 2027 and to redeem the Notes at any time in whole upon certain other events. Any redemption of the Notes will be subject to prior regulatory approval to the extent required. Debt issuance costs totaled $1.1 million and are being amortized to maturity. The Company recognized amortization expense of $56,000 for the three months ended September 30, 2022. The Company intends to use the net proceeds from the issuance of the Notes for general corporate purposes, including to fund potential repurchases of shares of the Company’s outstanding common stock.

On August 17, 2022, the SEC declared effective a Registration Statement on Form S-4 with respect to the exchange of the Notes for publicly registered subordinated notes with the same terms as the Notes. On September 16, 2022, the Company completed the exchange of the Notes for the publicly registered subordinated notes. All of the Notes were exchanged by the holders thereof.

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)
Note 9 – Equity Incentive Plans

The following table is a summary of the Company’s stock options outstanding as of September 30, 2022, and changes therein during the nine months then ended.

	Number of Stock Options	Weighted Average Grant Date Fair Value	Weighted Average Exercise Price	Weighted Average Contractual Life (years)
Outstanding - December 31, 2021	1,769,979	$4.02	$13.95	2.95
Exercised	(18,040)	3.95	13.52	—
Outstanding - September 30, 2022	1,751,939	4.02	13.96	2.21
Exercisable - September 30, 2022	1,751,939	4.02	13.96	2.21
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

The following is a summary of the status of the Company’s restricted stock awards and performance-based restricted stock units at September 30, 2022, and changes therein during the nine months then ended.

	Number of Shares Awarded	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2021	222,844	$13.21
Granted	181,908	15.78
Vested	(62,836)	12.87
Forfeited	(18,515)	14.28
Non-vested at September 30, 2022	323,401	14.66

Expected future stock award expense related to the non-vested restricted share awards and performance-based restricted stock units as of September 30, 2022, was $3.3 million over a weighted average period of 2.4 years.
During the three months ended September 30, 2022 and September 30, 2021, the Company recorded $456,000 and $248,000, respectively, of stock-based compensation related to the above plan. During the nine months ended September 30, 2022 and September 30, 2021, the Company recorded $1.3 million and $752,000, respectively, of stock-based compensation related to the above plan.

Note 10 – Fair Value Measurements
The following tables present the assets reported on the consolidated balance sheets at their estimated fair value as of September 30, 2022, and December 31, 2021, by level within the fair value hierarchy as required by the Fair Value Measurements and Disclosures Topic of the FASB ASC. Financial assets and liabilities are classified in their entirety based on the level of input that is significant to the fair value measurement. The fair value hierarchy is as follows:

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

	Fair Value Measurements at September 30, 2022 Using:
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Measured on a recurring basis:
Assets:
Investment securities:
Debt securities available-for-sale:
U.S. Government agency	$71,840	$—	$71,840	$—
Mortgage-backed securities:
Pass-through certificates:
GSE	454,591	—	454,591	—
REMICs:
GSE	282,169	—	282,169	—
	736,760	—	736,760	—
Other debt securities:
Municipal bonds	26	—	26	—
Corporate bonds	193,605	—	193,605	—
	193,631	—	193,631	—
Total debt securities available-for-sale	1,002,231	—	1,002,231	—
Trading securities	10,074	10,074	—	—
Equity securities (1)	1,023	1,023	—	—
Total	$1,013,328	$11,097	$1,002,231	$—
Measured on a non-recurring basis:
Assets:
Loans individually evaluated for impairment:
Real estate loans:
Commercial real estate	$2,722	$—	$—	$2,722
Home equity and lines of credit	25	—	—	25
Total individually evaluated real estate loans	2,747	—	—	2,747
Commercial and industrial loans	63	—	—	63
Total	$2,810	$—	$—	$2,810

(1) Excludes investment measured at net asset value of $7.5 million at September 30, 2022, which has not been classified in the fair value hierarchy.

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

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)
The following table presents qualitative information for Level 3 assets measured at fair value on a non-recurring basis at September 30, 2022 and December 31, 2021 (dollars in thousands):

	Fair Value		Valuation Methodology	Unobservable Inputs	Range of Inputs
	September 30, 2022	December 31, 2021			September 30, 2022	December 31, 2021
Individually evaluated loans	$2,810	$3,807	Appraisals	Discount for costs to sell	7.0%	7.0%
				Discount for quick sale	10.0%	10.0%
			Discounted cash flows	Interest rates	4.88% to 7.50%	4.88% to 6.25%
Other real estate owned	—	100	Appraisals	Discount for costs to sell	7.0%	7.0%

The valuation techniques described below were used to measure fair value of financial instruments in the tables below on a recurring basis and a non-recurring basis at September 30, 2022, and December 31, 2021.
Debt Securities Available for Sale: The estimated fair values for mortgage-backed securities, corporate, and other debt securities are obtained from an independent nationally recognized third-party pricing service. The estimated fair values are derived primarily from cash flow models, which include assumptions for interest rates, credit losses, and prepayment speeds. Broker/dealer quotes are utilized as well, when such quotes are available and deemed representative of the market. The significant inputs utilized in the cash flow models are based on market data obtained from sources independent of the Company (Observable Inputs), and are therefore classified as Level 2 within the fair value hierarchy. There were no transfers of securities between Level 1 and Level 2 during the nine months ended September 30, 2022 or September 30, 2021.
Trading Securities: Fair values are derived from quoted market prices in active markets. The assets consist of publicly traded mutual funds.

Equity Securities: Fair values of equity securities consisting of publicly traded mutual funds are derived from quoted market prices in active markets.

Loans individually evaluated for impairment: At September 30, 2022 and December 31, 2021, the Company had loans individually evaluated for impairment (excluding PCD loans) with outstanding principal balances of $4.3 million and $5.8 million, respectively, which were recorded at their estimated fair value of $2.8 million and $3.8 million, respectively. The Company recorded a net increase in the specific reserve for impaired loans of $15,400 and a net decrease of $42,000 for the nine months ended September 30, 2022 and September 30, 2021, respectively. Net charge-offs of $345,000 and $2.9 million were recorded for the nine months ended September 30, 2022 and September 30, 2021, respectively, utilizing Level 3 inputs. For purposes of estimating the fair value of impaired loans, management utilizes independent appraisals, if the loan is collateral-dependent, adjusted downward by management, as necessary, for changes in relevant valuation factors subsequent to the appraisal date, or the present value of expected future cash flows for non-collateral dependent loans and TDRs.

Other Real Estate Owned: At September 30, 2022, the Company had no assets acquired through foreclosure. At December 31, 2021, the Company had other real estate owned of approximately $100,000, recorded at estimated fair value, less estimated selling costs when acquired, thus establishing a new cost basis. The property was located in New Jersey and was sold during the second quarter of 2022 for a small gain. Estimated fair value is generally based on independent appraisals. These appraisals include adjustments to comparable assets based on the appraisers’ market knowledge and experience, and are considered Level 3 inputs. When an asset is acquired, the excess of the loan balance over fair value, less estimated selling costs, is charged to the allowance for credit losses. If the estimated fair value of the asset declines, a write-down is recorded through non-interest expense. The valuation of foreclosed assets is subjective in nature and may be adjusted in the future because of changes in the economic conditions.

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

The estimated fair values of the Company’s significant financial instruments at September 30, 2022 and December 31, 2021, are presented in the following tables (in thousands):

	September 30, 2022
		Estimated Fair Value
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$70,665	$70,665	$—	$—	$70,665
Trading securities	10,074	10,074	—	—	10,074
Debt securities available-for-sale	1,002,231	—	1,002,231	—	1,002,231
Debt securities held-to-maturity	4,572	—	4,110	—	4,110
Equity securities (1)	1,023	1,023	—	—	1,023
FHLBNY stock, at cost	22,417	—	22,417	—	22,417
Net loans held-for-investment	4,204,298	—	—	4,025,778	4,025,778
Derivative assets	5,541	—	5,541	—	5,541
Financial liabilities:
Deposits	$4,404,159	$—	$4,404,974	$—	$4,404,974
Borrowed funds	407,678	—	387,749	—	387,749
Subordinated debentures	60,940	—	54,547	—	54,547
Advance payments by borrowers for taxes and insurance	26,137	—	26,137	—	26,137
Derivative liabilities	5,541	—	5,541	—	5,541

(1) Excludes investment measured at net asset value of $7.5 million at September 30, 2022, which has not been classified in the fair value hierarchy.

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

The following is a summary of the Company’s earnings per share calculations and reconciliation of basic to diluted earnings per share for the periods indicated (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income available to common stockholders	$16,979	$16,080	$46,980	$54,551

Weighted average shares outstanding-basic	46,047,104	48,095,473	46,486,086	48,838,396
Effect of non-vested restricted stock and stock, performance-based restricted stock units and options outstanding	189,557	390,623	170,997	298,641
Weighted average shares outstanding-diluted	46,236,661	48,486,096	46,657,083	49,137,037
Earnings per share-basic	$0.37	$0.33	$1.01	$1.12
Earnings per share-diluted	$0.37	$0.33	$1.01	$1.11
Anti-dilutive shares	738,103	125,744	978,187	417,955

Note 12 – Leases

The Company’s leases primarily relate to real estate property for branches and office space with terms extending from six months up to 32.8 years. At September 30, 2022, all of the Company's leases are classified as operating leases, which are required to be recognized on the consolidated balance sheets as a right-of-use asset and a corresponding lease liability.

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

At September 30, 2022, the Company’s operating lease right-of-use assets and operating lease liabilities included on the consolidated balance sheet were $35.4 million and $41.1 million, respectively. At December 31, 2021, the Company’s operating lease right-of-use assets and operating lease liabilities included on the consolidated balance sheet were $33.9 million and $39.9 million, respectively. Operating lease expense is recognized on a straight-line basis over the lease term, while variable lease payments are recognized as incurred. Variable lease payments include common area maintenance charges, real estate taxes, repairs and maintenance costs and utilities. Operating and variable lease expenses are recorded in occupancy expense on the consolidated statements of comprehensive income.

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)
Supplemental lease information at or for the three and nine months ended September 30, 2022, and September 30, 2021 is as follows (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

Operating lease cost	$1,499	$1,409	$4,489	$4,317
Variable lease cost	964	974	2,792	3,219
Net lease cost	$2,463	$2,383	$7,281	$7,536
Cash paid for amounts included in measurement of operating lease liabilities	$1,590	$1,568	$4,751	$4,967
Right-of-use assets obtained in exchange for new operating lease liabilities	$—	$1,596	$4,983	$1,596
Weighted average remaining lease term			11.29 years	11.89 years
Weighted average discount rate			3.53%	3.55%
The following table summarizes lease payment obligations for each of the next five years and thereafter in addition to a reconcilement to the Company's current lease liability (in thousands):

Year	Amount
2022	$1,596
2023	6,490
2024	6,069
2025	5,729
2026	4,967
Thereafter	26,564
Total lease payments	51,415
Less: imputed interest	10,364
Present value of lease liabilities	$41,051
As of September 30, 2022, the Company had not entered into any leases that have not yet commenced.

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
The Company’s revenue streams that are within the scope of Topic 606 include service charges on deposit accounts, ATM and card interchange fees, investment services fees, and other miscellaneous income. Fees and service charges for customer services include: (i) service charges on deposit accounts, including account maintenance fees, overdraft fees, insufficient funds fees, wire fees, and other deposit related fees; (ii) ATM and card interchange fees, which include fees generated when a Bank cardholder uses a non-Bank ATM or a non-Bank cardholder uses a Bank ATM, and fees earned whenever the Bank's debit cards are processed through card payment networks such as Visa; and (iii) investment services fees earned through partnering with a third-party investment and brokerage service firm to provide insurance and investment products to customers. The Company's performance obligation for fees and service charges is satisfied and related revenue recognized immediately or in the month of performance of services. For the three and nine months ended September 30, 2022, other income primarily included rental income from subleasing one of the Company's branches to a third party and loan servicing fees. For the three and nine months ended September 30, 2021, other income primarily included rental income from subleasing one of the Company's branches to a third party and loan servicing fees.

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)
The following table summarizes non-interest income for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Fees and service charges for customer services:
Service charges	$907	$763	$2,461	$2,173
ATM and card interchange fees	487	515	1,433	1,397
Investment fees	106	92	312	324
Total fees and service charges for customer services	1,500	1,370	4,206	3,894
Income on bank-owned life insurance (1)	861	862	2,548	2,567
Gains on available-for-sale debt securities, net (1)	—	370	264	976
(Losses)/gains on trading securities, net (1)	(426)	(75)	(2,791)	1,096
Gains on sales of loans (1)	273	—	273	1,401
Other	78	101	264	246
Total non-interest income	$2,286	$2,628	$4,764	$10,180

(1) Not in scope of Topic 606

Note 14 – Derivatives

The Company has interest rate derivatives resulting from a service provided to certain qualified borrowers in a loan-related transaction and, therefore, are not used to manage interest rate risk in the Company’s assets or liabilities. The interest rate swap agreement which the Company executed with the commercial borrower is collateralized by the borrower’s commercial real estate financed by the Company. The collateral exceeds the maximum potential amount of future payments under the credit derivative. As these interest rate swaps do not meet the hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings.

At September 30, 2022, the Company had seven interest rate swaps with a notional amount of $37.3 million. At December 31, 2021, the Company had seven interest rate swaps with a notional amount of $38.1 million. The Company recorded no fee income related to these swaps for the three and nine months ended September 30, 2022 and 2021.

The table below presents the fair value of the derivatives as well as their location on the consolidated balance sheets (in thousands):

	Fair Value
Balance Sheet Location	September 30, 2022	December 31, 2021
Other assets	$5,541	$923
Other liabilities	5,541	925

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
•our ability to attract and retain key employees;
•changes in the level of government support for housing finance;
•changes in monetary or fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board;
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
Net income was $47.0 million for the nine months ended September 30, 2022, as compared to $54.6 million for the nine months ended September 30, 2021. Basic and diluted earnings per common share were $1.01 for the nine months ended September 30, 2022, compared to basic and diluted earnings per common share of $1.12 and $1.11, respectively, for the nine months ended September 30, 2021. For the nine months ended September 30, 2022, our return on average assets was 1.13%, as compared to 1.33% for the nine months ended September 30, 2021. For the nine months ended September 30, 2022, our return on average stockholders’ equity was 8.73% as compared to 9.68% for the nine months ended September 30, 2021. Net earnings for the nine months ended September 30, 2022, was down from the comparative prior year period primarily due to a benefit in the provision for credit losses on loans in the prior year. For the nine months ended September 30, 2021, the Company recorded a benefit for credit losses on loans of $6.2 million, reflecting improvements in the economic forecast and asset quality as well as a decline in loan balances, as compared to a provision for credit losses on loans of $3.3 million for the nine months ended September 30, 2022. The increase in the provision for credit losses on loans for the current year was partially offset by a decrease in the provision for credit losses on unfunded commitments of $1.8 million attributable to a decrease in the pipeline of loans approved and awaiting closing, which flows through other non-interest expense. Earnings for the nine months ended September 30, 2021 also included a gain on sale of loans of $1.4 million, and approximately $1.9 million of accretable income related to the payoffs of PCD loans.
Total assets increased by $239.1 million, or 4.4%, to $5.67 billion at September 30, 2022, from $5.43 billion at December 31, 2021. Total liabilities increased $285.6 million, or 6.1%, to $4.98 billion at September 30, 2022, from $4.69 billion at December 31, 2021.
Comparison of Financial Condition at September 30, 2022 and December 31, 2021
Total assets increased by $239.1 million, or 4.4%, to $5.67 billion at September 30, 2022, from $5.43 billion at December 31, 2021. The increase was primarily due to increases in total loans of $440.1 million, or 11.6%, and other assets of $24.2 million, or 65.2%, partially offset by decreases in available-for-sale debt securities of $206.0 million, or 17.1%, and cash and cash equivalents of $20.4 million, or 22.4%.

Cash and cash equivalents decreased by $20.4 million, or 22.4%, to $70.7 million at September 30, 2022, from $91.1 million at December 31, 2021, as excess cash was used to fund the increase in loans held-for-investment. Balances fluctuate based on the timing of receipt of security and loan repayments and the redeployment of cash into higher-yielding assets such as loans and securities, or the funding of deposit outflows or borrowing maturities.

The Company’s available-for-sale debt securities portfolio decreased by $206.0 million, or 17.1%, to $1.00 billion at September 30, 2022, from $1.21 billion at December 31, 2021. The decrease was primarily attributable to paydowns, maturities, calls, and sales, as well as a $77.3 million increase in net unrealized losses due to an increase in market interest rates. At September 30, 2022, $736.8 million of the portfolio consisted of residential mortgage-backed securities issued or guaranteed by Fannie Mae, Freddie Mac, or Ginnie Mae. In addition, the Company held $71.8 million in U.S. Government agency securities, $193.6 million in corporate bonds, all of which were considered investment grade at September 30, 2022, and $26,000 in municipal bonds. The effective duration of the securities portfolio at September 30, 2022 was 2.50 years.

Equity securities increased by $3.2 million to $8.6 million at September 30, 2022, from $5.3 million at December 31, 2021, primarily due to an increase in our investment in a Small Business Administration Loan Fund. This investment is utilized by the Bank as part of its Community Reinvestment Act program.

As of September 30, 2022, we estimate that our non-owner occupied commercial real estate concentration (as defined by regulatory guidance) to total risk-based capital was approximately 469%. Management believes that Northfield Bank (the “Bank”) has implemented appropriate risk management practices including risk assessments, board-approved underwriting policies and related procedures, which include monitoring Bank portfolio performance, performing market analysis (economic and real estate), and stressing the Bank’s commercial real estate portfolio under severe, adverse economic conditions. Although management believes the Bank has implemented appropriate policies and procedures to manage its commercial real estate concentration risk, the Bank’s regulators could require it to implement additional policies and procedures or could require it to maintain higher levels of regulatory capital, which might adversely affect its loan originations, ability to pay dividends, and profitability.

Loans held-for-investment, net, increased by $439.6 million, or 11.5%, to $4.25 billion at September 30, 2022 from $3.81 billion at December 31, 2021. The increase was due to strong loan originations in a rising interest rate environment. Multifamily loans increased $338.3 million, or 13.4%, to $2.86 billion at September 30, 2022 from $2.52 billion at December 31, 2021, commercial real estate loans increased $80.8 million, or 10.0%, to $889.4 million at September 30, 2022 from $808.6 million at December 31, 2021, home equity loans increased $36.6 million, or 33.3%, to $146.5 million at September 30, 2022 from $110.0 million at December 31, 2021, and commercial and industrial loans (excluding PPP loans) increased $35.9 million, or 35.7%, to $136.4 million at September 30, 2022 from $100.5 million at December 31, 2021. The increases were partially offset by decreases in one-to-four family residential loans of $7.4 million, or 4.0%, to $176.3 million at September 30, 2022 from $183.7 million at December 31, 2021, construction and land loans of $5.8 million, or 21.2%, to $21.7 million at September 30, 2022 from $27.5 million at December 31, 2021, and PPP loans of $35.0 million, or 86.4%, to $5.5 million at September 30, 2022 from $40.5 million at December 31, 2021. Through September 30, 2022, 2,321 borrowers have received PPP forgiveness payments totaling approximately $224.4 million.

The following tables detail our multifamily real estate originations for the nine months ended September 30, 2022 and 2021 (in thousands):

For the Nine Months Ended September 30, 2022
Multifamily Originations	Weighted Average Interest Rate	Weighted Average LTV Ratio	Weighted Average Months to Next Rate Change or Maturity for Fixed Rate Loans	(F)ixed or (V)ariable	Amortization Term
$640,540	3.66%	57%	75	V	25 to 30 Years
1,200	3.75%	18%	181	F	15 Years
$641,740	3.66%	57%

For the Nine Months Ended September 30, 2021
Multifamily Originations	Weighted Average Interest Rate	Weighted Average LTV Ratio	Weighted Average Months to Next Rate Change or Maturity for Fixed Rate Loans	(F)ixed or (V)ariable	Amortization Term
$544,502	3.13%	63%	74	V	10 to 30 Years

Included within the tables above were $193.4 million and $159.1 million of multifamily loans originated in the quarters ended September 30, 2022 and September 30, 2021, respectively, at a weighted average rate of 4.22% and 3.13%, respectively.

The following table details loan pools purchased during the nine months ended September 30, 2022 (dollars in thousands). No loans were purchased during the nine months ended September 30, 2021.

For the Nine Months Ended September 30, 2022
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

There was $504,000 of loans held-for-sale at September 30, 2022 and no loans held-for-sale at December 31, 2021.
PCD loans totaled $12.0 million at September 30, 2022, and $15.8 million at December 31, 2021. Upon adoption of the CECL accounting standard on January 1, 2021, the allowance for credit losses related to PCD loans was recorded through a gross-up that increased the amortized cost-basis of PCD loans by $6.8 million with a corresponding increase to the allowance for credit losses. The decrease in the PCD loan balance at September 30, 2022 was due to PCD loans being sold and paid off during the period. The majority of the remaining PCD loan balance consists of loans acquired as part of a Federal Deposit Insurance Corporation-assisted transaction. The Company accreted interest income of $368,000 and $1.1 million attributable to PCD loans for the three and nine months ended September 30, 2022, respectively, as compared to $356,000 and $3.4 million for the three and nine months ended September 30, 2021, respectively. The decrease in income accreted for the nine months ended September 30, 2022 was due to the payoff of PCD loans in the prior year. PCD loans had an allowance for credit losses of approximately $4.0 million at September 30, 2022.
    Other assets increased $24.1 million, or 64.8%, to $61.3 million at September 30, 2022, from $37.2 million at December 31, 2021. The increase was primarily attributable to an increase in net deferred tax assets.

Total liabilities increased $285.6 million, or 6.1%, to $4.98 billion at September 30, 2022, from $4.69 billion at December 31, 2021. The increase was primarily attributable to an increase in deposits of $234.8 million, the issuance of subordinated debt, net of issuance costs, of $60.9 million, an increase in advance payments by borrowers for taxes and insurance of $1.2 million, and an increase in other liabilities of $2.7 million. The increases were partially offset by a decrease in FHLB advances and other borrowings of $14.1 million.
Deposits increased $234.8 million, or 5.6%, to $4.40 billion at September 30, 2022, as compared to $4.17 billion at December 31, 2021. The increase was attributable to increases of $148.1 million in transaction accounts and $294.1 million in certificates of deposit (including an increase of $278.9 million in brokered deposits), partially offset by decreases of $125.9 million in savings accounts and $81.5 million in money market accounts.
Borrowed funds increased to $468.6 million at September 30, 2022, from $421.8 million at December 31, 2021. The increase in borrowings for the period was primarily attributable to the issuance of $62.0 million in aggregate principal amount of fixed to floating subordinated notes (the “Notes”). The Notes are non-callable for five years, have a stated maturity of June 30, 2032, and bear interest at a fixed rate of 5.00% until June 30, 2027. From July 2027 to the maturity date or early redemption date, the interest rate will reset quarterly to a level equal to the then current three-month Secured Overnight Financing Rate plus 200 basis points. Debt issuance costs totaled $1.1 million. Additionally, FHLB and other short term borrowings increased by $10.9 million. Partially offsetting the increases was a decrease in securities sold under agreements to repurchase of $25.0 million. Management utilizes borrowings to mitigate interest rate risk, for short-term liquidity, and to a lesser extent from time to time, as part of leverage strategies.
The following is a table of term borrowing maturities (excluding overnight borrowings and subordinated debt) and the weighted average rate by year at September 30, 2022 (dollars in thousands):

Year	Amount	Weighted Average Rate
2023	$87,500	2.89%
2024	50,000	2.47%
2025	112,500	1.48%
2026	20,000	3.48%
Thereafter	125,000	2.79%
	$395,000	2.43%

Total stockholders’ equity decreased by $46.6 million to $693.3 million at September 30, 2022, from $739.9 million at December 31, 2021. The decrease was attributable to a $55.9 million decrease in accumulated other comprehensive income associated with a decline in the estimated fair value of our debt securities available-for-sale portfolio, $18.2 million in dividend payments, and $22.3 million in stock repurchases, partially offset by net income of $47.0 million for the nine months ended September 30, 2022, and a $2.8 million increase in equity award activity. During the first quarter of 2022, the $54.2 million stock repurchase program that was approved in March 2021, was completed upon reaching the purchase limit. On June 16, 2022, the Board of Directors of the Company approved a new $45.0 million stock repurchase program. During the nine months ended September 30, 2022, the Company repurchased approximately 1.5 million of its common stock outstanding at an average price of $14.51 for a total of $22.3 million pursuant to the approved stock repurchase plans. As of September 30, 2022, the Company had approximately $31.0 million in remaining capacity under its current repurchase program.
Comparison of Operating Results for the Nine Months Ended September 30, 2022 and 2021

Net Income. Net income was $47.0 million and $54.6 million for the nine months ended September 30, 2022 and September 30, 2021, respectively. Significant variances from the comparable prior year period are as follows: a $1.7 million increase in net interest income, a $9.5 million increase in the provision for credit losses on loans, a $5.4 million decrease in non-interest income, a $3.2 million decrease in non-interest expense, and a $2.5 million decrease in income tax expense.

Interest Income. Interest income increased $479,000, or 0.4%, to $130.9 million for the nine months ended September 30, 2022, from $130.4 million for the nine months ended September 30, 2021, primarily due to a $116.7 million, or 2.2%, increase in the average balance of interest-earning assets, partially offset by a six basis point decrease in the yields earned to 3.30% for the nine months ended September 30, 2022 from 3.36% for the comparable prior year period. The increase in the average balance of interest-earning assets was due to increases in the average balance of other securities of $148.7 million and the average balance of loans outstanding of $140.1 million, partially offset by decreases in the average balance of mortgage-backed securities of $111.8 million, the average balance of FHLBNY stock of $4.6 million, and the average balance of interest-earning deposits in financial institutions of $55.7 million. The decrease in the yields earned was due in part to a $2.3 million decrease in accreted interest income related to PCD loans and a $3.0 million reduction in fees related to the forgiveness of PPP loans. The Company accreted interest income related to PCD loans of $1.1 million for the nine months ended September 30, 2022, as compared to $3.4 million for the nine months ended September 30, 2021. The higher accretable PCD interest income in the prior year was primarily related to payoffs of PCD loans in the first quarter of 2021. Fees recognized from PPP loans totaled $1.3 million for the nine months ended September 30, 2022, as compared to $4.3 million for the nine months ended September 30, 2021. Interest income for the nine months ended September 30, 2022 included loan prepayment income of $4.2 million as compared to $3.1 million for the nine months ended September 30, 2021.

Interest Expense. Interest expense decreased $1.2 million, or 9.2%, to $12.0 million for the nine months ended September 30, 2022, as compared to $13.2 million for the nine months ended September 30, 2021. The decrease was due to a decrease in interest expense on FHLB advances and other borrowings of $1.8 million, or 22.2%, and a decrease in interest expense on deposits of $347,000, or 7.0%, partially offset by an increase in interest expense on subordinated notes of $961,000. The decrease in interest expense on FHLB advances and other borrowings was primarily attributable to a $127.3 million, or 24.1%, decrease in average borrowings outstanding, partially offset by a five basis point increase in the cost of borrowings to 2.13% for the nine months ended September 30, 2022. The decrease in interest expense on deposits was attributable to a two basis point decrease in the cost of interest-bearing deposits to 0.18% for the nine months ended September 30, 2022, partially offset by a $90.3 million, or 2.7%, increase in the average balance of interest-bearing deposit accounts. The increase in interest expense on subordinated debt was due to the issuance of $62.0 million in aggregate principal amount of fixed to floating subordinated notes in June 2022.
Net Interest Income.  Net interest income for the nine months ended September 30, 2022 increased $1.7 million, or 1.4%, to $119.0 million, from $117.3 million for the nine months ended September 30, 2021, primarily due to a $116.7 million, or 2.2%, increase in the average balance of interest-earning assets, which was partially offset by a three basis point decrease in net interest margin to 2.99% from 3.02% for the nine months ended September 30, 2021. The decrease in net interest margin was primarily due to lower yields on interest-earning assets, partially offset by the lower cost of interest-bearing liabilities. Yields on interest-earning assets decreased six basis points to 3.30% for the nine months ended September 30, 2022, from 3.36% for the nine months ended September 30, 2021. The cost of interest-bearing liabilities decreased by four basis points to 0.42% for the nine months ended September 30, 2022, from 0.46% for the nine months ended September 30, 2021.

Provision for Credit Losses. The provision for credit losses on loans increased by $9.5 million to a provision of $3.3 million for the nine months ended September 30, 2022, compared to a benefit of $6.2 million for the nine months ended September 30, 2021. The prior year benefit for credit losses was primarily due to an improvement in the economic forecast and an improvement in asset quality as well as a decline in loan balances. The current year provision for credit losses was primarily due to loan growth and a declining macroeconomic outlook, partially offset by an improvement in asset quality and lower net charge-offs. At September 30, 2022, management qualitatively adjusted the economic forecast to account for uncertainty inherent in the third-party economic forecast scenarios utilized. Net charge-offs were $345,000 for the nine months ended September 30, 2022, as compared to net charge-offs of $2.9 million for the nine months ended September 30, 2021, which related to PCD loans. Partially offsetting the increase in the provision for credit losses on loans was a decrease in the provision for unfunded commitments of $1.8 million attributable to a decrease in the pipeline of loans approved and awaiting closing, which flows through other non-interest expense.

Non-interest Income. Non-interest income decreased by $5.4 million, or 53.2%, to $4.8 million for the nine months ended September 30, 2022, from $10.2 million for the nine months ended September 30, 2021, due primarily to a decrease of $3.9 million in gains on trading securities, net, a $1.1 million decrease in gains on sales of loans, and a $712,000 decrease in net realized gains on available-for-sale debt securities. For the nine months ended September 30, 2022, losses on trading securities were $2.8 million, as compared to gains of $1.1 million for the nine months ended September 30, 2021. The trading portfolio is utilized to fund the Company’s deferred compensation obligation to certain employees and directors of the Company's deferred compensation plan (the “Plan”). The participants of this Plan, at their election, defer a portion of their compensation. Gains and losses on trading securities have no effect on net income since participants benefit from, and bear the full risk of, changes in the trading securities market values. Therefore, the Company records an equal and offsetting amount in compensation expense, reflecting the change in the Company’s obligations under the Plan. The decrease in gains on sales of loans was due to a $1.4 million gain realized on the sale of approximately $126.3 million of multifamily loans in the second quarter of 2021, as compared to a $273,000 gain realized on the sale of two SBA loans totaling approximately $2.5 million in the third quarter of 2022. Partially offsetting the decreases was an increase of $312,000 in fees and service charges for customer services.

Non-interest Expense. Non-interest expense decreased $3.2 million, or 5.4%, to $55.3 million for the nine months ended September 30, 2022, compared to $58.5 million for the nine months ended September 30, 2021. The decrease was primarily due to a $2.0 million decrease in employee compensation and benefits and a $1.8 million decrease in credit loss expense for off-balance sheet credit exposures. The decrease in employee compensation and benefits was due to a $3.9 million decrease in the mark to market of the Company's deferred compensation plan expense, which as discussed above has no effect on net income, as well as a decrease in medical benefit costs, partially offset by an increase in salary expense related to annual merit increases, and an increase in equity award expense related to awards issued in the first quarter of 2022. The decrease in credit loss expense for off-balance sheet credit exposures was due to a benefit of $1.3 million recorded in the nine months ended September 30, 2022, compared to a provision of $528,000 for the same period in 2021, attributed to a decrease in the pipeline of loans approved and awaiting closing, combined with a decrease in loan loss factors. Additionally, occupancy expense decreased by $585,000, primarily related to lower snow removal costs, and advertising expense decreased by $468,000, due to the timing of certain campaigns. Partially offsetting the decreases were increases in data processing costs of $354,000, attributable to increased customer accounts and a higher number of transactions, professional fees of $476,000, related to higher recruitment, consulting and outsourcing fees, and other expense of $806,000.

Income Tax Expense. The Company recorded income tax expense of $18.2 million for the nine months ended September 30, 2022, compared to $20.7 million for the nine months ended September 30, 2021. The effective tax rate for the nine months ended September 30, 2022 was 27.9% compared to 27.5% for the nine months ended September 30, 2021.

The following table sets forth average balances, average yields and costs, and certain other information for the periods indicated.

	For the Nine Months Ended
	September 30, 2022			September 30, 2021
	Average Outstanding Balance	Interest	Average Yield/ Rate (1)	Average Outstanding Balance	Interest	Average Yield/ Rate (1)
Interest-earning assets:
Loans (2)	$4,019,750	$118,030	3.93%	$3,879,680	$119,515	4.12%
Mortgage-backed securities (3)	890,257	8,802	1.32	1,002,008	8,379	1.12
Other securities (3)	283,017	2,885	1.36	134,322	1,402	1.40
Federal Home Loan Bank of New York stock	21,845	788	4.82	26,460	1,024	5.17
Interest-earning deposits in financial institutions	96,122	423	0.59	151,834	129	0.11
Total interest-earning assets	5,310,991	130,928	3.30	5,194,304	130,449	3.36
Non-interest-earning assets	267,581			302,123
Total assets	$5,578,572			$5,496,427

Interest-bearing liabilities:
Savings, NOW, and money market accounts	$2,961,776	$1,871	0.08%	$2,784,447	$2,448	0.12%
Certificates of deposit	455,985	2,743	0.80	542,988	2,513	0.62
Total interest-bearing deposits	3,417,761	4,614	0.18	3,327,435	4,961	0.20
Borrowed funds	401,109	6,388	2.13	528,408	8,208	2.08
Subordinated debt	23,828	961	5.39	—	—	—
Total interest-bearing liabilities	$3,842,698	11,963	0.42	$3,855,843	13,169	0.46
Non-interest bearing deposits	913,322			790,266
Accrued expenses and other liabilities	103,075			96,602
Total liabilities	4,859,095			4,742,711
Stockholders' equity	719,477			753,716
Total liabilities and stockholders' equity	$5,578,572			$5,496,427

Net interest income		$118,965			$117,280
Net interest rate spread (4)			2.88%			2.90%
Net interest-earning assets (5)	$1,468,293			$1,338,461
Net interest margin (6)			2.99%			3.02%
Average interest-earning assets to interest-bearing liabilities			138.21%			134.71%

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

Comparison of Operating Results for the Three Months Ended September 30, 2022 and 2021

Net Income. Net income was $17.0 million and $16.1 million for the quarters ended September 30, 2022 and September 30, 2021, respectively. Significant variances from the comparable prior year quarter are as follows: a $3.6 million increase in net interest income, a $2.9 million increase in the provision for credit losses on loans, a $342,000 decrease in non-interest income, a $1.2 million decrease in non-interest expense, and a $667,000 increase in income tax expense.

Interest Income. Interest income increased $5.1 million, or 12.2%, to $47.3 million for the quarter ended September 30, 2022, from $42.1 million for the quarter September 30, 2021, primarily due to an increase in the average balance of interest-earning assets of $321.4 million, and an 18 basis point increase in the yields earned to 3.46% for the quarter ended September 30, 2022, from 3.28% for the quarter ended September 30, 2021 due to the rising rate environment. The increase in the average balance of interest-earning assets was primarily due to increases in the average balance of loans outstanding of $396.8 million, driven by organic loan growth, and the average balance of other securities of $135.5 million, partially offset by decreases in the average balance of interest-earning deposits in financial institutions of $120.0 million, the average balance of mortgage-backed securities of $90.4 million, and the average balance of FHLBNY stock of $455,000. The Company accreted interest income related to PCD loans of $368,000 for the quarter ended September 30, 2022, as compared to $356,000 for quarter ended September 30, 2021. Fees recognized from PPP loans totaled $144,000 for the quarter ended September 30, 2022, as compared to $1.5 million for the quarter ended September 30, 2021. Interest income for the quarter ended September 30, 2022, included loan prepayment income of $1.6 million, as compared to $902,000 for the quarter ended September 30, 2021.
Interest Expense. Interest expense increased $1.5 million, or 41.2%, to $5.3 million for the quarter ended September 30, 2022, from $3.7 million for the quarter ended September 30, 2021. The increase was attributed to an increase in interest expense on deposits of $701,000, or 49.4% and an increase in interest expense on subordinated notes issued in June 2022, of $842,000. The increase in interest expense on deposits was attributed to a $203.5 million, or 6.2%, increase in the average balance of interest-bearing deposit accounts and a seven basis point increase in the cost of interest-bearing deposits to 0.24% for the quarter ended September 30, 2022, primarily related to an increase in the balance and cost of certificates of deposit. The increase in interest expense on subordinated debt was due to the issuance of $62.0 million in aggregate principal amount of fixed to floating subordinated notes in June 2022.
Net Interest Income. Net interest income for the quarter ended September 30, 2022, increased $3.6 million, or 9.4%, as average interest-earning assets increased $321.4 million, or 6.3%, and net interest margin increased nine basis point to 3.08% for the quarter ended September 30, 2022, primarily due to rising interest rates. Yields on interest-earning assets increased by 18 basis points to 3.46% for the quarter ended September 30, 2022, from 3.28% for the quarter ended September 30, 2021, partially offset by an increase in the cost of interest-bearing liabilities which increased by 13 basis points to 0.53% for the quarter ended September 30, 2022, from 0.40% for the quarter ended September 30, 2021.

Provision for Credit Losses. The provision for credit losses on loans increased by $2.9 million to a provision of $2.7 million for the quarter ended September 30, 2022, from a benefit of $148,000 for the quarter ended September 30, 2021. The prior year benefit for credit losses was primarily due to an improvement in the economic forecast and an improvement in asset quality as well as a decline in loan balances. The current quarter provision for credit losses is primarily due to loan growth and a declining macroeconomic outlook, partially offset by an improvement in asset quality and lower net charge-offs. At September 30, 2022, management qualitatively adjusted the economic forecast to account for uncertainty inherent in the third party economic forecast scenarios utilized. Net recoveries were $149,000 for the quarter ended September 30, 2022, compared to net charge-offs of $483,000 for the quarter ended September 30, 2021. Partially offsetting the increase in the provision for credit losses on loans was a decrease in the provision for unfunded commitments of $2.2 million attributable to a decrease in the pipeline of loans approved and awaiting closing, which flows through other non-interest expense.

Non-interest Income. Non-interest income decreased by $342,000, or 13.0%, to $2.3 million for the quarter ended September 30, 2022, from $2.6 million for the quarter ended September 30, 2021, primarily due to a $351,000 increase in losses on trading securities and a $370,000 decrease in net realized gains on available-for-sale debt securities. For the quarter ended September 30, 2022, losses on trading securities, net, included losses of $426,000 related to the Company’s trading portfolio, compared to losses of $75,000 in the comparative prior year quarter. Gains and losses on trading securities have no effect on net income since participants benefit from, and bear the full risk of, changes in the trading securities market values. The Company records an equal and offsetting amount in compensation expense. Partially offsetting the increase in net losses on securities transactions was an increase in fees and service charges for customer services of $130,000 and an increase in gains on sales of loans of $273,000 related to the sale of two SBA loans totaling approximately $2.5 million in the third quarter of 2022.

Non-interest Expense. Non-interest expense decreased by $1.2 million, or 6.1%, to $17.9 million for the quarter ended September 30, 2022, from $19.0 million for the quarter ended September 30, 2021. The decrease was due primarily to a $2.2 million decrease in credit loss expense for off-balance sheet credit exposures attributed to a decrease in the provision for unfunded commitments. The decrease in the provision was due to a benefit of $1.9 million recorded in the quarter ended September 30, 2022, compared to a provision of $265,000 for the same period in 2021, driven by a decrease in the pipeline of loans approved and awaiting closing combined with a decrease in loan loss factors. Additionally, advertising expense decreased by $156,000 due to the timing of certain campaigns. Partially offsetting the decreases, was a $450,000 increase in compensation and employee benefits, a $309,000 increase in data processing costs, and a $359,000 increase in other expense. The increase in compensation and employee benefits expense was attributable to increases in salary expense due to annual merit increases, an increase in equity award expense related to awards issued in the first quarter of 2022, and higher medical benefit expense, partially offset by a decrease in the mark to market of the Company's deferred compensation plan expense, which has no effect on net income. The increase in data processing expense was attributable to increased customer accounts and a higher number of transactions.

Income Tax Expense. The Company recorded income tax expense of $6.7 million for the quarter ended September 30, 2022, compared to $6.1 million for the quarter ended September 30, 2021, with the increase due to higher taxable income. The effective tax rate for the quarter ended September 30, 2022 was 28.4%, compared to 27.4% for the quarter ended September 30, 2021.

The following table sets forth average balances, average yields and costs, and certain other information for the periods indicated.

	For the Three Months Ended
	September 30, 2022			September 30, 2021
	Average Outstanding Balance	Interest	Average Yield/ Rate (1)	Average Outstanding Balance	Interest	Average Yield/ Rate (1)
Interest-earning assets:
Loans (2)	$4,214,438	$42,311	3.98%	$3,817,638	$38,539	4.01%
Mortgage-backed securities (3)	833,975	3,284	1.56	924,326	2,738	1.18
Other securities (3)	294,786	1,201	1.62	159,334	494	1.23
Federal Home Loan Bank of New York stock	22,641	283	4.96	23,097	318	5.46
Interest-earning deposits in financial institutions	51,364	199	1.54	171,381	57	0.13
Total interest-earning assets	5,417,204	47,278	3.46	5,095,776	42,146	3.28
Non-interest-earning assets	257,177			300,036
Total assets	$5,674,381			$5,395,812

Interest-bearing liabilities:
Savings, NOW, and money market accounts	$2,923,600	$701	0.10%	$2,829,513	$671	0.09%
Certificates of deposit	554,018	1,420	1.02	444,629	749	0.67
Total interest-bearing deposits	3,477,618	2,121	0.24	3,274,142	1,420	0.17
Borrowed funds	407,668	2,304	2.24	438,238	2,309	2.09
Subordinated debt	61,283	842	5.45	—	—	—
Total interest-bearing liabilities	3,946,569	5,267	0.53	3,712,380	$3,729	0.40
Non-interest bearing deposits	911,183			835,065
Accrued expenses and other liabilities	103,853			96,293
Total liabilities	4,961,605			4,643,738
Stockholders' equity	712,776			752,074
Total liabilities and stockholders' equity	$5,674,381			$5,395,812

Net interest income		$42,011			$38,417
Net interest rate spread (4)			2.93%			2.88%
Net interest-earning assets (5)	$1,470,635			$1,383,396
Net interest margin (6)			3.08%			2.99%
Average interest-earning assets to interest-bearing liabilities			137.26%			137.26%

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

Asset Quality

PCD Loans (Held-for-Investment)

Based on its detailed review of PCD loans and experience in loan workouts, management believes it has a reasonable expectation about the amount and timing of future cash flows and accordingly has classified PCD loans ($12.0 million at September 30, 2022 and $15.8 million at December 31, 2021) as accruing, even though they may be contractually past due. At September 30, 2022, 0.9% of PCD loans were past due 30 to 89 days, and 22.9% were past due 90 days or more, as compared to 10.5% and 19.2%, respectively, at December 31, 2021.

Loans

The following table details total non-accruing loans, non-performing loans, non-performing assets and troubled debt restructurings (“TDR”) (excluding PCD loans) on which interest is accruing, and accruing loans 30 to 89 days delinquent at September 30, 2022, and December 31, 2021 (in thousands):

	September 30, 2022	December 31, 2021
Non-accrual loans:
Held-for-investment
Real estate loans:
Multifamily	$3,697	$1,882
Commercial	5,211	5,117
One-to-four family residential	126	314
Home equity and lines of credit	267	281
Commercial and industrial	524	28
Total non-accrual loans held-for-investment	9,825	7,622
Loans delinquent 90 days or more and still accruing:
Held-for-investment
Real estate loans:
Commercial	18	147
One-to-four family residential	6	165
Commercial and industrial	23	72
Other	7	—
Total loans delinquent 90 days or more and still accruing held-for-investment	54	384
Total non-performing loans	9,879	8,006
Other real estate owned	—	100
Total non-performing assets	$9,879	$8,106
Non-performing loans to total loans	0.23%	0.21%
Non-performing assets to total assets	0.17%	0.15%
Loans subject to restructuring agreements and still accruing	$4,084	$5,820
Accruing loans 30 to 89 days delinquent	$2,980	$1,166

Other Real Estate Owned

At September 30, 2022, the Company had no assets acquired through foreclosure. As of December 31, 2021, other real estate owned was comprised of one property located in New Jersey, which had a carrying value of approximately $100,000, and which was sold during the second quarter of 2022 for an immaterial gain.

Accruing Loans 30 to 89 Days Delinquent

Loans 30 to 89 days delinquent and on accrual status totaled $3.0 million and $1.2 million at September 30, 2022 and December 31, 2021, respectively. The following table sets forth delinquencies for accruing loans by type and by amount at September 30, 2022 and December 31, 2021 (in thousands):

	September 30, 2022	December 31, 2021
Held-for-investment
Real estate loans:
Multifamily	$725	$—
Commercial	366	144
One-to-four family residential	606	593
Home equity and lines of credit	599	412
Commercial and industrial loans	684	2
Other loans	—	15
Total delinquent accruing loans held-for-investment	$2,980	$1,166

Loans Subject to TDR Agreements

Included in non-accruing loans are loans subject to TDR agreements totaling $3.1 million and $3.2 million at September 30, 2022 and December 31, 2021, respectively. There were no loans modified as a TDR during the nine months ended September 30, 2022. At September 30, 2022, one of the non-accruing TDRs with an aggregate net loan balance of $355,000 was not performing in accordance with its terms and was collateralized by real estate with an estimated fair value of $810,000. At December 31, 2021, one of the non-accruing TDRs totaling $368,000 was not performing in accordance with its terms and was collateralized by real estate with an appraised value of $620,000.

The Company also holds loans subject to TDR agreements that are on accrual status totaling $4.1 million and $5.8 million at September 30, 2022 and December 31, 2021, respectively. At September 30, 2022, $3.7 million, or 89.9%, of the $4.1 million of accruing loans subject to TDR agreements were performing in accordance with their restructured terms. At December 31, 2021, $5.7 million, or 97.5%, of the $5.8 million of accruing loans subject to TDR agreements were performing in accordance with their restructured terms. Generally, the types of concessions that we make to troubled borrowers include both temporary and permanent reductions to interest rates, extensions of payment terms, and, to a lesser extent, forgiveness of principal and interest.

The following table details the amounts and categories of the loans subject to restructuring agreements by loan type as of September 30, 2022 and December 31, 2021 (in thousands):

	September 30, 2022		December 31, 2021
	Non-Accruing	Accruing	Non-Accruing	Accruing
Real estate loans:
Multifamily	$—	$134	$—	$603
Commercial	3,085	3,146	3,219	3,508
One-to-four family residential	—	680	—	1,562
Home equity and lines of credit	—	27	—	38
Commercial and industrial loans	—	97	—	109
	$3,085	$4,084	$3,219	$5,820

Performing in accordance with restructured terms	88.5%	89.9%	88.6%	97.5%

Other

During the fourth quarter of 2021, the Bank downgraded to substandard, a lending relationship with an outstanding principal balance at December 31, 2021 of approximately $15.6 million, which is comprised of two commercial real estate loans with balances of $10.9 million, and a commercial line of credit secured by all unencumbered business assets with a balance of $4.7 million. All draws on the line are at the discretion of the Bank. The Bank has received paydowns of approximately $3.9 million on the commercial line of credit, reducing the outstanding balance to approximately $783,000 as of September 30, 2022. At September 30, 2022, the aggregate balances of the loans was $11.4 million.
The commercial real estate loans are secured by two commercial properties with an appraised value of $19.2 million. The lending relationship was downgraded as a result of legal matters against certain officers of the borrowing entities, including certain individuals who are guarantors to the loans. The legal matters have concluded with plea agreements providing for various relief, and we are evaluating the impact on future operations of the entities.
All loans under the lending relationship are current as of November 9, 2022, and the entities continue to operate. The Bank continues to evaluate the financial condition, operating results and cash flows of the related entities and guarantors. At September 30, 2022, approximately $1.5 million of the allowance for credit losses has been designated to this lending relationship. Based on information available, the loans have not been designated as impaired and remain on accrual status. However, there can be no assurances that one or more of the loans under the relationship will not migrate to non-accrual status in the future or require the establishment of additional loan losses reserves.
Liquidity and Capital Resources
Liquidity. The objective of our liquidity management is to ensure the availability of sufficient funds to meet financial commitments and to take advantage of lending and investment opportunities. The Bank manages liquidity in order to meet deposit withdrawals, to repay borrowings as they mature, and to fund new loans and investments as opportunities arise.
The Bank's primary sources of funds are deposits, principal and interest payments on loans and securities, borrowed funds, the proceeds from maturing securities and short-term investments, and to a lesser extent, proceeds from the sales of loans and securities and wholesale borrowings. The scheduled amortization of loans and securities, as well as proceeds from borrowed funds, are predictable sources of funds. Other funding sources, however, such as deposit inflows and loan prepayments are greatly influenced by market interest rates, economic conditions, and competition. The Bank is a member of the FHLBNY, which provides an additional source of short-term and long-term funding. The Bank also has short-term borrowing capabilities with the Federal Reserve Bank of New York (“FRBNY”). The Bank’s short-term borrowed funds, excluding lease obligations, floating rate advances and an overnight line of credit, were $395.0 million at September 30, 2022, and had a weighted average interest rate of 2.43%. A total of $87.5 million of these borrowings will mature in less than one year. Short-term borrowed funds, excluding floating rate advances and an overnight line of credit, were $415.0 million at December 31, 2021.

On June 17, 2022, the Company issued $62.0 million in aggregate principal amount of fixed to floating subordinated notes (the “Notes”). The Notes are non-callable for five years, have a stated maturity of June 30, 2032, and bear interest at a fixed rate of 5.00% until June 30, 2027. From July 2027 to the maturity date or early redemption date, the interest rate will reset quarterly to a level equal to the then current three-month Secured Overnight Financing Rate plus 200 basis points. On August 17, 2022, the SEC declared effective a Registration Statement on Form S-4 with respect to the exchange of the Notes for publicly registered subordinated notes with the same terms as the Notes. On September 16, 2022, the Company completed the exchange of the Notes for the publicly registered subordinated notes. All of the Notes were exchanged by the holders thereof.

The Bank has the ability to obtain additional funding from the FHLBNY of approximately $2.07 billion utilizing unencumbered securities of $421.3 million, loans of $1.63 billion, and encumbered securities of $20.6 million at September 30, 2022. Additionally, the Bank has remaining borrowing capacity utilizing encumbered securities through the FRBNY Discount Window of $1.0 million. The Bank expects to have sufficient funds available to meet current commitments in the normal course of business.

Northfield Bancorp, Inc. (standalone) is a separate legal entity from the Bank and must provide for its own liquidity to pay dividends, repurchase its stock, and for other corporate purposes. Northfield Bancorp, Inc.'s primary source of liquidity is dividend payments from the Bank. At September 30, 2022, Northfield Bancorp, Inc. (standalone) had liquid assets of $56.3 million.

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

At September 30, 2022, and December 31, 2021, as set forth in the following table, both Northfield Bank and Northfield Bancorp, Inc. exceeded all of the regulatory capital requirements to which they were subject at such dates.

	Northfield Bank	Northfield Bancorp, Inc.	For Capital Adequacy Purposes	For Well Capitalized Under Prompt Corrective Action Provisions
As of September 30, 2022:
CBLR	12.30%	12.53%	9.00%	9.00%
As of December 31, 2021:
CBLR	12.24%	12.93%	8.50%	8.50%
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
Commitments to fund unused lines of credit are agreements to lend additional funds to customers as long as there have been no violations of any of the conditions established in the agreements (original or restructured). Commitments to originate loans generally have a fixed expiration or other termination clauses, which may require payment of a fee. Since some of these loan commitments are expected to expire without being drawn upon, total commitments do not necessarily represent future cash requirements. At September 30, 2022, the reserve for commitments to fund unused lines of credit recorded in accrued expenses and other liabilities was $592,000.

For further information regarding our off-balance sheet arrangements and contractual obligations, see "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

Accounting Pronouncements Not Yet Adopted

Accounting Standards Update (“ASU”) No. 2020-04. In March, 2020, the FASB issued ASU No. 2020-04, “Reference Rate Reform ("ASC 848"): Facilitation of the Effects of Reference Rate Reform on Financial Reporting”, which provides temporary optional guidance to ease the potential burden in accounting for reference rate reform. The ASU provides optional expedients and exceptions for applying generally accepted accounting principles to contract modifications and hedging relationships, subject to meeting certain criteria, that reference the London Inter-Bank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued. It is intended to help stakeholders during the global market-wide reference rate transition period. The guidance is effective for all entities as of March 12, 2020 through December 31, 2022. The Company continues to implement its transition plan toward cessation of LIBOR and the modification of its loans and other financial instruments with attributes that are either directly or indirectly influenced by LIBOR. The Company is in the process of evaluating ASU No. 2020-04 and its impact on the Company’s transition away from LIBOR for its loan and other financial instruments, with no material expected impact on the Company's Consolidated Financial Statements.

ASU No. 2022-02. In March 2022, the FASB issued ASU No. 2022-02, “Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures”. The amendments in this ASU were issued to (1) eliminate accounting guidance for TDRs by creditors, while enhancing disclosure requirements for certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty; (2) require disclosures of current period gross write-offs by year of origination for financing receivables and net investments in leases. For entities that have adopted the amendments in ASU 2016-13, Measurement of Credit Losses on Financial Instruments, this update will be effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2022. Early adoption is permitted. The amendments in this ASU should be applied prospectively, except for the transition method related to the recognition and measurement of TDRs, where there is an option to apply a modified retrospective transition method, resulting in a cumulative-effect adjustment to retained earnings in the period of adoption. The Company is currently evaluating the impact of this standard to the Consolidated Financial Statements.

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

The following tables set forth, as of September 30, 2022 and December 31, 2021, our calculation of the estimated changes in our NPV, NPV ratio, and percent change in net interest income that would result from the designated instantaneous and sustained changes in interest rates (dollars in thousands). Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments and deposit repricing characteristics, including decay rates, and correlations to movements in interest rates, and should not be relied on as indicative of actual results.

	NPV at September 30, 2022
Change in Interest Rates (basis points)	Estimated Present Value of Assets	Estimated Present Value of Liabilities	Estimated NPV	Estimated Change In NPV	Estimated Change in NPV %	Estimated NPV/Present Value of Assets Ratio	Next 12 Months Net Interest Income Percent Change	Months 13-24 Net Interest Income Percent Change
+400	$4,913,384	$4,087,945	$825,439	$(217,524)	(20.86)%	16.80%	(19.60)%	(4.10)%
+300	5,035,981	4,160,493	875,488	(167,475)	(16.06)	17.38	(14.36)	(2.84)
+200	5,172,849	4,236,864	935,985	(106,978)	(10.26)	18.09	(8.90)	(0.72)
+100	5,306,201	4,317,534	988,667	(54,296)	(5.21)	18.63	(4.19)	(0.05)
—	5,445,979	4,403,016	1,042,963	—	—	19.15	—	—
(100)	5,585,885	4,527,460	1,058,425	15,462	1.48	18.95	(1.50)	(4.72)
(200)	5,722,242	4,663,761	1,058,481	15,518	1.49	18.50	(3.82)	(8.97)

	NPV at December 31, 2021
Change in Interest Rates (basis points)	Estimated Present Value of Assets	Estimated Present Value of Liabilities	Estimated NPV	Estimated Change In NPV	Estimated Change in NPV %	Estimated NPV/Present Value of Assets Ratio	Next 12 Months Net Interest Income Percent Change	Months 13-24 Net Interest Income Percent Change
+400	$5,036,366	$4,101,782	$934,584	$(145,605)	(13.48)%	18.56%	(14.49)%	4.48%
+300	5,155,293	4,180,838	974,455	(105,734)	(9.79)	18.90	(10.51)	3.78
+200	5,279,904	4,264,283	1,015,621	(64,568)	(5.98)	19.24	(6.51)	3.32
+100	5,405,275	4,352,712	1,052,563	(27,626)	(2.56)	19.47	(2.79)	2.20
—	5,526,916	4,446,727	1,080,189	—	—	19.54	—	—
(100)	5,650,190	4,594,219	1,055,971	(24,218)	(2.24)	18.69	(3.83)	(7.93)
(200)	5,765,436	4,715,356	1,050,080	(30,109)	(2.79)	18.21	(6.02)	(11.42)
At September 30, 2022, in the event of a 200 basis point decrease in interest rates, we would experience a 1.49% increase in estimated net portfolio value, a 3.82% decrease in net interest income in year one, and an 8.97% decrease in net interest income in year two. In the event of a 400 basis point increase in interest rates, we would experience a 20.86% decrease in estimated net portfolio value, a 19.60% decrease in net interest income in year one and a 4.10% decrease in net interest income in year two. Our policies provide that, in the event of a 200 basis point decrease or less in interest rates, our net present value ratio should decrease by no more than 300 basis points and 10%, and in the event of a 400 basis point increase or less, our net present value should decrease by no more than 475 basis points and 35%. In the event of a 200 basis point decrease or less, our projected net interest income should decrease by no more than 10% in year one and 16% in year two, and in the event of a 400 basis point increase or less, our projected net interest income should decrease by no more than 38% in year one and 26% in year two. However, when the federal funds rate is low and negative rate shocks do not produce meaningful results, management may temporarily suspend use of guidelines for negative interest rate shocks. At September 30, 2022 and December 31, 2021, we were in compliance with all Board-approved policies with respect to interest rate risk management.
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

ITEM 4.    CONTROLS AND PROCEDURES
An evaluation was performed under the supervision and with the participation of the Company’s management, including the President and Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of September 30, 2022. Based on that evaluation, the Company’s management, including the President and Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

During the three months ended September 30, 2022, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

ITEM 1.     LEGAL PROCEEDINGS
The Company and subsidiaries are subject to various legal actions arising in the normal course of business.  In the opinion of management, the resolution of these legal actions is not expected to have a material adverse effect on the Company’s consolidated financial condition or results of operations.

ITEM 1A.  RISK FACTORS
During the quarter ended September 30, 2022, there have been no material changes to the risk factors as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, as filed with the Securities and Exchange Commission, or as previously disclosed in our other filings with the Securities and Exchange Commission.

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

The following table reports information regarding purchases of the Company’s common stock during the three months ended September 30, 2022.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (in thousands)
July 1, 2022 to July 31, 2022	275,936	$13.20	275,936	$38,616
August 1, 2022 to August 31, 2022	181,165	14.85	181,165	35,925
September 1, 2022 to September 30, 2022	338,496	14.66	338,496	30,963
Total	795,597	14.20	795,597

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES
    None.

ITEM 4.     MINE SAFETY DISCLOSURES
    Not applicable.

ITEM 5.     OTHER INFORMATION
    None.

ITEM 6.      EXHIBITS
    The following exhibits required by Item 601 of Regulation S-K are included with this Quarterly Report on Form 10-Q.

Exhibit Number	Description
31.1	Certification of Steven M. Klein, Chairman, President and Chief Executive Officer, Pursuant to Rule 13a-14(a) and Rule 15d-14(a).(1)
31.2	Certification of William R. Jacobs, Executive Vice President and Chief Financial Officer, Pursuant to Rule 13a-14(a) and Rule 15d-14(a).(1)
32
Certification of Steven M. Klein, Chairman, President and Chief Executive Officer, and William R. Jacobs, Executive Vice President and Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(1)

101.INS	XBRL (Extensible Business Reporting Language) Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover page information from the Company's Quarterly Report on Form 10-Q filed November 9, 2022, formatted in Inline XBRL.

(1) Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTHFIELD BANCORP, INC.
(Registrant)

Date: November 9, 2022

/s/ Steven M. Klein
Steven M. Klein
Chairman, President and Chief Executive Officer

/s/ William R. Jacobs
William R. Jacobs
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)