Form 10-K
period 2022-12-31
Northfield Bancorp, Inc.
filed 2023-03-01
CIK 1493225

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.    ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐  No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, computed by reference to price at which the common equity was last sold on June 30, 2022 was $583.3 million.
As of February 24, 2023, there were 46,846,701 outstanding shares of the registrant’s common stock.
DOCUMENTS INCORPORATED BY REFERENCE
Certain portions of the registrant’s Definitive Proxy Statement for the 2023 Annual Meeting of the Stockholders to be held May 24, 2023, will be incorporated by reference in Part III. The registrant's 2023 Definitive Proxy Statement will be filed within 120 days of December 31, 2022.

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
The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:
•the disruption to local, regional, national and global economic activity caused by infectious disease outbreaks such as COVID-19, and the significant impact that such pandemics may have on our growth, operations, earnings and asset quality;
•general economic conditions, internationally, nationally, or in our market areas, including inflationary and/or recessionary pressures, supply chain disruptions, employment prospects, real estate values, and geopolitical risks that are worse than expected;
•competition among depository and other financial institutions, including with respect to reduction of overdraft and other fees;
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
•our ability to access and/or retain cost-effective funding;
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
•technological changes that may be more difficult or expensive to implement than expected;
•changes in our organization, compensation, and benefit plans;
•our ability to retain key employees;
•the current or anticipated impact of military conflict, terrorism or other geopolitical events;
•changes in the level of government support for housing finance;
•changes in monetary or fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board (the “FRB”);
•the ability of third-party providers to perform their obligations to us;
•the effects of any U.S. Government shutdowns;
•the effects of natural disasters and increases in flood insurance premiums;
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
Northfield Bancorp, Inc.
Northfield Bancorp, Inc., a Delaware corporation (the “Company”), was organized in 2010 and is the holding company for Northfield Bank. Northfield Bancorp, Inc. uses the support staff and offices of Northfield Bank (the “Bank”) and reimburses Northfield Bank for these services. If Northfield Bancorp, Inc. expands or changes its business in the future, it may hire its own employees. In the future, we may pursue other business activities, including mergers and acquisitions, investment alternatives and diversification of operations.
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
Our deposit sources are primarily concentrated in the communities surrounding our branch offices in the New York counties of Richmond (Staten Island) and Kings (Brooklyn), and Hunterdon, Mercer, Middlesex and Union counties in New Jersey. As of June 30, 2022 (the latest date for which information is publicly available), we ranked fourth in deposit market share out of 15 institutions for Federal Deposit Insurance Corporation (the “FDIC”) Insured Institutions in Staten Island with an 11.94% market share. As of that date, we ranked 16th in deposit market share out of 39 institutions with a 0.69% deposit market share in Brooklyn, New York, and we ranked 12th in deposit market share out of 51 financial institutions with a combined deposit market share of 1.51% in the Hunterdon, Mercer, Middlesex and Union counties in New Jersey.
The following table sets forth the unemployment rates for the communities we serve and the national average for the last five years, as published by the U.S. Bureau of Labor Statistics:

	Unemployment Rate at December 31,
	2022	2021	2020	2019	2018
Hunterdon County, NJ	2.3%	3.5%	5.5%	2.7%	2.8%
Middlesex County, NJ	2.7	4.3	6.6	3.0	3.1
Mercer County, NJ	2.5	3.8	6.0	3.1	3.1
Union County, NJ	3.3	5.3	7.8	3.7	3.7
Richmond County, NY	5.0	7.1	9.4	3.0	3.9
Kings County, NY	5.5	8.1	11.3	3.2	4.0
National Average	3.5	3.9	6.7	3.5	3.6

The following table sets forth median household income at December 31, 2022 and 2021, for the communities we serve, as published by the U.S. Census Bureau:

	Median Household Income
	at December 31,
	2022	2021
Hunterdon County, NJ	$122,175	$118,864
Middlesex County, NJ	102,237	95,004
Mercer County, NJ	86,549	86,188
Union County, NJ	87,476	90,213
Richmond County, NY	97,503	92,563
Kings County, NY	74,952	68,871
National Average	72,465	67,761

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
From time-to-time, we may sell or purchase participation interests in individual loans (in addition to loans we acquire in assisted transactions, mergers or acquisitions, and pool purchases). We underwrite our participation interest in the loans that we are purchasing according to our own underwriting criteria and procedures. At December 31, 2022, we had outstanding balances totaling $38.2 million of loan participations that we purchased (where we are not the primary lender). Additionally, there were $104.7 million of loan participations that we sold (where we are the primary lender). All loan participations are secured by real estate and adhere to our loan policies. At December 31, 2022, all participation loans were performing in accordance with their terms.
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
In underwriting a loan secured by real property, we require an appraisal of the property by an independent licensed or certified appraiser approved by our Board of Directors. For commercial real estate loans $500,000 or less, we generally obtain an evaluation from an independent firm. The appraisals and evaluations of multifamily and other commercial real estate properties are also reviewed by an independent appraisal management firm. We, along with the assistance of a third-party inspector, review and inspect properties before disbursement of funds during the term of a construction loan. Generally, management obtains updated appraisals when a loan is deemed impaired. These appraisals may be more limited than those prepared for the underwriting of a new loan. In addition, when we acquire other real estate owned, we generally obtain a current appraisal to substantiate the net carrying value of the asset.
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

	At December 31,
	2022		2021		2020
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Total loans:
Real estate loans:
Multifamily	$2,824,579	66.56%	$2,518,065	66.16%	$2,509,310	65.71%
Commercial	899,249	21.19	808,597	21.24	716,973	18.78
One-to-four family residential	173,946	4.10	183,665	4.82	210,817	5.52
Home equity and lines of credit	152,555	3.59	109,956	2.89	91,126	2.39
Construction and land	24,932	0.59	27,495	0.72	74,318	1.95
Commercial and industrial loans(1)	154,700	3.65	141,005	3.70	194,352	5.09
Other loans	2,230	0.05	2,015	0.05	3,029	0.08
Total loans originated	4,232,191	99.73	3,790,798	99.58	3,799,925	99.52
PCD/PCI loans	11,502	0.27	15,819	0.42	18,518	0.48
Total loans	$4,243,693	100.00%	$3,806,617	100.00%	$3,818,443	100.00%
Other items:
Deferred loan costs, net (2)	—		—		4,795
Allowance for credit losses	(42,617)		(38,973)		(37,607)
Net loans held-for-investment	$4,201,076		$3,767,644		$3,785,631

(1) Included in commercial and industrial loans at December 31, 2022, 2021, and 2020 are Paycheck Protection Program (“PPP”) loans totaling $5.1 million, $40.5 million, and $126.5 million, respectively.
(2) Under CECL, origination deferred fees, deferred fees on acquired loans, and purchase accounting adjustments in connection with loans acquired are included in loans by respective portfolio.

Loan Portfolio Maturities. The following tables summarize the scheduled repayments of our loan portfolio and weighted average contractual rate by loan type at December 31, 2022. Demand loans (loans having no stated repayment schedule or maturity) and overdraft loans are reported as being due in the year ending December 31, 2023. Maturities are based on the final contractual payment date and do not reflect the effect of prepayments, repricing and scheduled principal amortization.

	Loans Held-For-Investment
	Multifamily		Commercial Real Estate		One-to-Four Family Residential		Home Equity and Lines of Credit
	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in thousands)
Due
One year or less	$17,670	3.47%	$17,273	7.11%	$1,815	7.90%	$317	6.88%
After one year through five years	19,240	4.23%	27,363	5.18%	1,877	4.46%	6,888	4.56%
After five years through fifteen years	103,660	4.35%	198,061	5.01%	34,194	4.83%	44,967	4.15%
After fifteen years	2,684,009	3.54%	656,552	4.15%	136,060	4.46%	100,383	4.97%
Total	$2,824,579	3.57%	$899,249	4.43%	$173,946	4.57%	$152,555	4.71%

	Construction and Land		Commercial and Industrial		Other		PCD
	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount (1)	Weighted Average Rate	Amount	Weighted Average Rate (2)
	(Dollars in thousands)
Due
One year or less	$12,174	7.30%	$90,695	8.98%	$2,116	0.53%	$2,596	12.98%
After one year through five years	2,198	5.87%	31,523	6.41%	114	4.54%	922	7.23%
After five years through fifteen years	3,836	3.77%	27,294	4.86%	—	—%	7,717	12.72%
After fifteen years	6,724	5.74%	5,188	4.60%	—	—%	267	4.64%
Total	$24,932	6.21%	$154,700	7.58%	$2,230	0.73%	$11,502	12.15%

(1) Other loans of $2.1 million due within one year includes $1.8 million of negative escrow and $255,000 of overdraft adjustments.
(2) Represents estimated accretable yield.

	Total Loans
	Amount	Weighted Average Rate

Due
One year or less	$144,656	7.87%
After one year through five years	90,125	5.38%
After five years through fifteen years	419,729	4.86%
After fifteen years	3,589,183	3.73%
Total	$4,243,693	4.02%

The following table summarizes fixed and adjustable-rate loans at December 31, 2022, that are contractually due after December 31, 2023:

	Due After December 31, 2023
	Fixed Rate	Adjustable Rate	Total
	(Dollars in thousands)
Real estate loans:
Multifamily	$81,407	$2,725,502	$2,806,909
Commercial	49,785	832,191	881,976
One-to-four family residential	82,363	89,768	172,131
Construction and land	1,212	11,546	12,758
Home equity and lines of credit	78,572	73,666	152,238
Commercial and industrial loans	33,807	30,198	64,005
Other loans	204	—	204
PCD loans	2,492	6,414	8,906
Total loans	$329,842	$3,769,285	$4,099,127
At December 31, 2022, the Company had $3.59 billion in loans due to mature in 2038 and beyond, of which $94.4 million, or 2.64%, are fixed-rate loans.
Multifamily Real Estate Loans. Loans secured by multifamily properties totaled approximately $2.82 billion, or 66.6% of our total loan portfolio, at December 31, 2022. We include in this category properties having more than four residential units and a business or businesses where the majority of space is utilized for residential purposes, which we refer to as mixed-use. At December 31, 2022, we had 1,195 multifamily real estate loans, with an average loan balance of approximately $2.4 million, although there are a large number of loans with balances substantially greater than this average. At December 31, 2022, our largest multifamily real estate loan had a principal balance of $31.1 million, was secured by a garden-style apartment complex located in Essex County, New Jersey, and was performing in accordance with its original contractual terms. Substantially all of our multifamily real estate loans are secured by properties located in our primary market areas and eastern Pennsylvania.
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

The following table summarizes our variable-interest multifamily loan repricing (excluding PCD loans) at December 31, 2022:

	Amount	Weighted Average Rate
	(Dollars in thousands)
One year or less	$144,287	3.79%
After one year through five years	1,405,883	3.61%
After five years through ten years	1,160,104	3.45%
After ten years	32,751	4.43%
	$2,743,025	3.56%
Commercial Real Estate Loans.  Commercial real estate loans (other than multifamily real estate loans) totaled $899.2 million, or 21.2% of our loan portfolio, as of December 31, 2022. At December 31, 2022, our commercial real estate loan portfolio consisted of 726 loans with an average loan balance of approximately $1.2 million, although there are a large number of loans with balances substantially greater than this average. At December 31, 2022, our largest commercial real estate loan had a principal balance of $80.0 million (net active principal balance of $26.7 million as we have a 33.3% participation interest), was secured by an office facility located in Staten Island, New York, and was performing in accordance with its original contractual terms. Substantially all of our commercial real estate loans are secured by properties located in our primary market areas.
The following table sets forth the property types collateralizing our commercial real estate loans held-for-investment as of December 31, 2022:

	December 31, 2022
	Amount	Percent
	(Dollars in thousands)
Mixed use (majority of space is non-residential)	$186,933	20.8%
Office buildings	242,106	26.9
Retail	153,219	17.0
Accommodations (hotel/motel)	47,313	5.3
Warehousing	106,149	11.8
Healthcare facilities	13,133	1.5
Services	38,917	4.3
Restaurants	11,428	1.3
Schools/daycare	15,368	1.7
Recreational	10,052	1.1
Manufacturing	43,923	4.9
Other	30,708	3.4
	$899,249	100.0%
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
Construction and Land Loans. At December 31, 2022, construction and land loans totaled $24.9 million, or 0.6% of total loans receivable, and the additional unadvanced portion of these construction loans totaled $22.6 million. At December 31, 2022, we had 28 construction and land loans with an average balance of approximately $893,000. Our largest construction and land loan had a principal balance of $3.8 million, and is secured by a proposed three-story, 72-unit apartment building in Staten Island, New York. At December 31, 2022, this loan was performing in accordance with its original contractual terms.
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

Commercial and Industrial Loans. At December 31, 2022, commercial and industrial loans totaled $154.7 million or 3.6% of the total loan portfolio, and the additional unadvanced portion of these commercial and industrial loans totaled $108.6 million. As of December 31, 2022, we had 921 commercial and industrial loans with an average loan balance of approximately $168,000, although we originate these types of loans in amounts substantially greater than this average. At December 31, 2022, our largest commercial and industrial loan had a principal balance of $13.4 million and was performing in accordance with its original contractual terms.
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
During 2020 and 2021 the Company participated in the PPP which was designed by the U.S. Treasury under the Coronavirus Aid, Relief and Economic Security Act of 2020 (the “CARES Act”) to provide loans for small businesses to cover eligible payroll, utilities, rent and interest for a period of time during the COVID-19 pandemic. The loans are fully guaranteed by the Small Business Administration (“SBA”) and are forgivable provided the funds were used on qualifying payrolls costs, rent utilities and other qualifying payments. The loans bear a fixed rate of 1.0% and loan payments were deferred through the date that the SBA remits the borrower’s loan forgiveness amount to the lender. The program has largely been completed, with substantially all of the borrowers receiving forgiveness payments. The Company originated 2,343 PPP loans totaling approximately $232.2 million under the PPP. At December 31, 2022, the Company had eight PPP loans outstanding totaling $5.1 million.
One-to-Four Family Residential Real Estate Loans. At December 31, 2022, we had 539 one-to-four family residential real estate loans outstanding with an aggregate balance of $173.9 million, or 4.1% of our total loan portfolio. As of December 31, 2022, the average balance of one-to-four family residential real estate loans was approximately $322,000, although we have originated these types of loan in amounts substantially greater than this average. At December 31, 2022, our largest loan of this type (excluding purchased loan pools, discussed below) had a principal balance of $5.4 million and was collateralized by 42 condominiums within a complex in Union County, New Jersey. The loan was performing in accordance with its original contractual terms. We no longer offer loans secured by owner-occupied, one-to-four family residential real estate, but may purchase them from time-to-time to meet our Community Reinvestment Act obligations.
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

Home Equity Loans and Lines of Credit. At December 31, 2022, we had 2,281 home equity loans and lines of credit with an aggregate outstanding balance of $152.6 million, or 3.6% of our total loan portfolio. Of this total, outstanding home equity lines of credit totaled $73.1 million, or 1.7%, of our total loan portfolio and home equity loans totaled $75.4 million, or 1.8%, of our total loan portfolio. At December 31, 2022, the average home equity loan and line of credit balance was approximately $67,000 although we originate these types of loans in amounts substantially greater than this average. At December 31, 2022, our largest home equity line of credit had an outstanding balance of approximately $2.0 million. This loan was performing in accordance with its original contractual terms. At December 31, 2022, our largest outstanding home equity loan was $1.8 million and was performing in accordance with its original contractual terms.
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
New York City Local Law 97 (“Local Law 97”) became effective on November 15, 2019 as a subset of the Climate Mobilization Act passed by the New York City council in April 2019. The law sets limits on the greenhouse gas emissions of both newly built and existing covered buildings to help New York City reach the goal of a 40% reduction in greenhouse gas emissions from buildings by the year 2030, and 80% percent reduction in citywide emissions by calendar year 2050. The law will apply to both commercial and residential buildings over 25,000 square feet (or two more buildings on the same tax lot or governed by the same board of managers that together exceed 50,000 square feet) and goes into effect beginning 2024 with three time stages of implementation which have different amounts of permissible carbon emissions. The buildings covered by Local Law 97 will be required to file a report with the Department of Buildings by May 1, 2025 detailing their annual greenhouse gas emissions and then by May 1 of every year after. Starting in 2025, an owner of a covered building who submits a report indicating that their building exceeded its annual building emissions limit will be liable for a civil penalty. Based on management’s assessment of our loan portfolio, we believe that 19 loans will be affected by the ruling regarding Local Law 97 during the first stage of implementation. At December 31, 2022, the highest Loan-to-Value (“LTV”) ratio of these 19 loans was 79.1%, and the average LTV ratio was 52.9%. These loans had an aggregate book balance of $82.6 million and were all performing in accordance with their original contractual terms at that date.
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
At December 31, 2022, PCD loans consisted of approximately 9% one-to-four family residential loans, 28% commercial real estate loans, 53% commercial and industrial loans, and 10% in home equity loans. At December 31, 2021, PCD loans consisted of approximately 16% one-to-four family residential loans, 25% commercial real estate loans, 48% commercial and industrial loans, and 11% in construction and land and home equity loans.

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
The Company introduced a short-term modification program in March 2020 that provided temporary payment relief to those borrowers directly impacted by COVID-19. The program allowed for a deferral of payments for 90 days, which could be extended for an additional 90 days, with modifications in the form of payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment. In accordance with regulatory guidance under the CARES Act, the Consolidated Appropriations Act, and other regulatory guidance, these loan deferrals were not considered TDRs and not reported as past due during the deferral period. At December 31, 2022 and 2021, there were no material deferrals related to the CARES Act.

Non-Performing and Restructured Loans (excluding PCD). The table below sets forth the amounts and categories of our non-performing assets at the dates indicated.

	At December 31,
	2022	2021	2020
	(Dollars in thousands)
Non-accrual loans held-for-investment:
Real estate loans:
Commercial	$5,184	$5,117	$6,229
One-to-four family residential	118	314	906
Multifamily	3,285	1,882	1,153
Home equity and lines of credit	262	281	191
Commercial and industrial loans	964	28	37
Total non-accrual loans held-for-investment	9,813	7,622	8,516
Loans delinquent 90 days or more and still accruing held-for-investment:
Real estate loans:
Commercial	8	147	500
One-to-four family residential	155	165	174
Multifamily	233	—	—
Other	5	—	3
Commercial and industrial loans	24	72	436
Total loans delinquent 90 days or more and still accruing	425	384	1,113
Total non-performing loans held-for-investment	10,238	8,006	9,629
Other real estate owned	—	100	—
Non-performing loans held-for-sale	—	—	19,895
Total non-performing assets	$10,238	$8,106	$29,524
Ratios:
Non-performing loans to total loans (1)	0.24%	0.21%	0.77%
Non-accrual loans held-for-investment to total loans held-for-investment, net	0.23%	0.20%	0.22%
Non-performing assets to total assets	0.18%	0.15%	0.54%
Total assets	$5,601,293	$5,430,542	$5,514,544
Loans held-for-investment, net	$4,243,693	$3,806,617	$3,823,238

(1) Includes non-performing loans transferred to held-for-sale.

At December 31, 2022, 6.8% of PCD loans were past due 30 to 89 days, and 23.0% were past due 90 days or more. At December 31, 2021, 10.5% of PCD loans were past due 30 to 89 days, and 19.2% were past due 90 days or more. At December 31, 2020, 9.6% of PCI loans were past due 30 to 89 days, and 35.2% were past due 90 days or more.
The following table sets forth the property types collateralizing non-accrual commercial real estate loans held-for investment at December 31, 2022:

	At December 31, 2022
	Amount	Percent
	(Dollars in thousands)
Services	$2,650	51.1%
Mixed use	1,143	22.0
Restaurant	484	9.3
Office buildings	849	16.4
Warehousing	58	1.2
Total	$5,184	100.0%

Other Real Estate Owned. Real estate acquired by us as a result of foreclosure or by deed in lieu of foreclosure is classified as other real estate owned. On the date the property is acquired, it is recorded at the lower of cost or estimated fair value, establishing a new cost basis. Estimated fair value generally represents the sale price a buyer would be willing to pay on the basis of current market conditions, including normal terms from other financial institutions, less the estimated costs to sell the property. Holding costs and declines in estimated fair value result in charges to expense after acquisition. At December 31, 2022, the Company had no assets acquired through foreclosure. At December 31, 2021, other real estate owned was comprised of one property located in New Jersey, which had a carrying value of approximately $100,000, and which was sold during the second quarter of 2022 for an immaterial gain.
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
Our policies, consistent with regulatory guidelines, provide for the classification of loans and other assets that are considered to be of lesser quality as substandard, doubtful, or loss assets. An asset is classified substandard if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Substandard assets include those assets characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected. Assets classified as doubtful have all of the weaknesses inherent in those classified substandard with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable. Assets (or portions of assets) classified as loss are those considered uncollectible and of such little value that their continuance as assets is not warranted. Assets that do not expose us to risk sufficient to warrant classification in one of the aforementioned categories, but which possess potential weaknesses that deserve our close attention, are designated as special mention. At December 31, 2022, classified assets, excluding loans on non-accrual status, consisted of substandard assets of $30.1 million and no doubtful or loss assets. At December 31, 2022, we also had $7.0 million of assets designated as special mention. At December 31, 2021, classified assets, excluding loans on non-accrual status, consisted of substandard assets of $51.1 million and no doubtful or loss assets. At December 31, 2021, we also had $13.8 million of assets designated as special mention.
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
The following table sets forth the total amounts of delinquencies for accruing loans that were 30 to 89 days past due by type and by amount at the dates indicated:

	December 31,
	2022	2021
	(Dollars in thousands)
Real estate loans:
Multifamily	$189	$—
Commercial	900	144
One-to-four family residential	672	593
Home equity and lines of credit	830	412
Commercial and industrial loans	1,048	2
Other loans	5	15
Total	$3,644	$1,166

Allowance for Credit Losses on Loans
We provide for credit losses on loans based on the consistent application of our documented allowance for credit losses methodology. Credit losses are charged to the allowance for credit losses and recoveries are credited to it. Additions to the allowance for credit losses are provided by charges against income based on various factors, which, in our judgment, deserve current recognition in estimating probable losses. Credit losses are charged-off in the period the loans, or portion thereof, are deemed uncollectible. Generally, the Company will record a loan charge-off (including a partial charge-off) to reduce a loan to the estimated fair value of the underlying collateral, less cost to sell, for collateral dependent loans. We regularly review the loan portfolio in order to maintain the allowance for credit losses in accordance with U.S. GAAP. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Polices - Allowance for Credit Losses on Loans” for a description of our allowance methodology.

The following table sets forth activity in our allowance for credit losses for the years indicated:

	At or For the Years Ended December 31,
	2022	2021	2020
	(Dollars in thousands)
Balance at beginning of year	$38,973	$37,607	$28,707
Impact of CECL adoption	—	10,353	—
Balance at January 1, 2021	38,973	47,960	28,707
Charge-offs:
Commercial real estate (1)	(278)	—	(4,213)
One-to-four family residential	—	(21)	—
Commercial and industrial	(446)	(646)	(94)
Other	—	(3)	—
PCD loans	(601)	(2,411)	—
Total charge-offs	(1,325)	(3,081)	(4,307)
Recoveries:
Commercial real estate (1)	102	60	414
One-to-four family residential	32	29	5
Home equity and lines of credit	19	26	27
Commercial and industrial	144	39	13
Other	12	5	6
PCD loans	178	119	—
Total recoveries	487	278	465
Net (charge-offs)/recoveries	(838)	(2,803)	(3,842)
Provision/(benefit) for credit losses	4,482	(6,184)	12,742
Balance at end of year	$42,617	$38,973	$37,607
Ratios:
Net (charge-offs)/recoveries to average loans outstanding (7):
Commercial real estate (1)	—%	—%	(0.10)%
Commercial and industrial	(0.01)	(0.01)	(0.01)
PCD	(0.01)	(0.06)	—
Total net (charge-offs)/recoveries	(0.02)%	(0.07)%	(0.11)%
Allowance for credit losses to non-performing loans held-for-investment at end of year (2)(6)	416.26	486.80	390.56
Allowance for credit losses to total non-performing loans at end of year (2)(3)(4)(6)	416.26	486.80	127.38
Allowance for credit losses to total loans held-for-investment, net, at end of year (2)(4)(5)(6)	1.00	1.02	0.98
Allowance for credit losses to non-accrual loans held-for-investment at end of year (2)(4)(5)(6)	434.29	511.32	441.60

(1)	Commercial includes commercial real estate loans collateralized by owner-occupied, non-owner occupied, and multifamily properties.
(2)	The year ended December 31, 2020 includes an allowance for loan losses of $8.0 million related to additional factors considered for COVID-19.
(3)	Includes non-performing loans held-for-sale at December 31, 2020.
(4)
Excluding PPP loans (which are fully government guaranteed and do not carry any provision for losses) of $5.1 million, $40.5 million, and $100.0 million (originated) at December 31, 2022, 2021 and 2020, respectively, the allowance for credit losses to total loans held for investment, net, totaled 1.01%, 1.03% and 1.00%, respectively, at December 31, 2022, 2021, and 2020.

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
At December 31, 2022 and 2021, the allowance for credit losses related to PCD loans was $3.9 million and $4.7 million, respectively.  Loans held-for-sale are excluded from the allowance for credit losses coverage ratios in the table above.

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

	At December 31,
	2022		2021		2020
	Allowance for Credit Losses	Percent of Loans in Each Category to Total Loans	Allowance for Credit Losses	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
Real estate loans:
Commercial (1)	$29,485	87.75%	$26,785	87.40%	$33,005	84.49%
One-to-four family residential	3,936	4.10	3,545	4.82	207	5.52
Construction and land	324	0.59	169	0.72	1,214	1.95
Home equity and lines of credit	866	3.59	560	2.89	260	2.39
Commercial and industrial	4,114	3.65	3,173	3.70	1,842	5.09
PCD/PCI loans	3,883	0.27	4,732	0.42	881	0.48
Other	9	0.05	9	0.05	198	0.08
Total allowance	$42,617	100.00%	$38,973	100.00%	$37,607	100.00%

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
Northfield Bank’s investment policy does not permit investment in common stock of other entities including GSEs, other than our required investment in the common stock of the FHLBNY or as permitted for community reinvestment purposes or to fund Northfield Bank’s deferred compensation plan. Northfield Bancorp, Inc. may invest in equity securities of other financial institutions, as well as preferred stock, up to certain limitations. As of December 31, 2022, we did not hold any asset-backed securities other than mortgage-backed securities. Our Board of Directors may change these limitations in the future.
Our current investment policy does permit hedging through the use of derivative instruments such as financial futures or interest rate options and swaps, although we currently have no derivative hedging instruments in place.
At the time of purchase, we designate a security as either held-to-maturity, available-for-sale, or trading, based upon our ability and intent to hold such securities. Trading securities and securities available-for-sale are reported at estimated fair value, and securities held-to-maturity are reported at amortized cost. A periodic review and evaluation of the available-for-sale and held-to-maturity securities portfolios is conducted to determine if the estimated fair value of any security has declined below its carrying value and whether such impairment is other-than-temporary. If such impairment is deemed to be other-than-temporary, the security is written down to a new cost basis and the resulting loss is charged against earnings. The estimated fair values of our securities are obtained from an independent nationally recognized pricing service. At December 31, 2022, our investment portfolio consisted primarily of mortgage-backed securities guaranteed by GSEs, U.S. Government agency securities, corporate debt securities, and, to a lesser extent, municipal bonds, private label mortgage-backed securities, and mutual funds. The market for these securities primarily consists of other financial institutions, insurance companies, real estate investment trusts, and mutual funds.
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
At December 31, 2022, our corporate bond portfolio consisted of securities, all of which were investment-grade, and had remaining maturities generally shorter than five years. Our investment policy provides that we may invest up to 15% of our Tier 1 risk-based capital in corporate bonds from individual issuers which, at the time of purchase, are within the investment-grade ratings from Standard & Poor’s, Moody’s or Fitch. The maturity of these bonds may not exceed 10 years, and there is no aggregate limit for this security type. Corporate bonds from individual issuers not rated investment grade at the time of purchase, are limited to the lesser of 1% of our total assets or 15% of our Tier 1 risk-based capital, and must have a maturity of less than one year. Aggregate holdings of this security type cannot exceed 5% of our total assets. Aggregate holdings of individual issuers of corporate bonds and commercial paper, both investment grade and non-investment grade, are not to exceed 50% of Tier 1 capital of the Company. Additionally, at the time of purchase, management performs due diligence to conclude that the security meets the regulatory standard for investment grade. Bonds that subsequently experience a decline in credit rating below investment grade are monitored at least quarterly.

The following table sets forth the amortized cost and estimated fair value of our available-for-sale and held-to-maturity securities portfolios (excluding FHLBNY common stock) at the dates indicated.  As of December 31, 2022, 2021, and 2020, we also had a trading portfolio with a fair value of $10.8 million, $13.5 million and $12.3 million, respectively, consisting of mutual funds quoted in actively traded markets.  These securities are utilized to fund non-qualified deferred compensation obligations.

	At December 31,
	2022		2021		2020
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(Dollars in thousands)
Debt securities available-for-sale:
U.S. Government agency securities	$76,150	$72,076	$2,344	$2,290	$3,168	$3,158
Mortgage-backed securities:
Pass-through certificates:
GSEs	472,963	432,618	579,035	581,406	270,867	281,343
REMICs:
GSEs	280,870	264,724	390,755	391,710	884,414	890,965
Non-GSEs	—	—	—	—	4	4
Other debt securities:
Municipal bonds	21	21	71	72	122	123
Corporate bonds	189,603	182,734	233,311	232,759	87,319	88,418
Asset-backed securities	—	—	—	—	779	794
Total debt securities available-for-sale	$1,019,607	$952,173	$1,205,516	$1,208,237	$1,246,673	$1,264,805

	At December 31,
	2022		2021		2020
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(Dollars in thousands)
Securities held-to-maturity:
Mortgage-backed securities:
Pass-through certificates - GSEs	$10,760	$10,389	$5,283	$5,475	$7,234	$7,574
Total securities held-to-maturity	$10,760	$10,389	$5,283	$5,475	$7,234	$7,574

The following table sets forth the amortized cost and estimated fair value of securities as of December 31, 2022, for issuers that exceeded 10% of our stockholders’ equity as of that date:

	At December 31, 2022
	Amortized Cost	Estimated Fair Value
	(Dollars in thousands)
U.S. Government agency securities	$76,150	$72,076
Mortgage-backed securities:
Freddie Mac	$163,708	$155,270
Fannie Mae	$446,934	$407,944
Ginnie Mae	$153,951	$144,517
Portfolio Maturities and Yields.  The composition and maturities of the investment securities portfolio at December 31, 2022, are summarized in the following table. Maturities are based on the final contractual payment dates, and do not reflect the effect of scheduled principal repayments, prepayments, or early redemptions that may occur.  All of our securities at December 31, 2022, were taxable with the exception of our U.S. Government agency securities and municipal portfolio. Weighted average yield is based on amortized cost.

	One Year or Less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield
	(Dollars in thousands)
Securities available-for-sale:
U.S. Government agency securities:	$75,000	2.13%	$—	—%	$1,150	3.14%	$—	—%	$76,150	$72,076	2.14%
Mortgage-backed securities:
Pass-through certificates:
GSEs	5,586	3.26%	32,060	2.71%	185,740	2.38%	249,577	2.30%	472,963	432,618	2.37%
REMICs:
GSE	99	3.96%	14,470	2.23%	6,696	2.76%	259,605	2.97%	280,870	264,724	2.93%
	$5,685	3.27%	$46,530	2.56%	$192,436	2.39%	$509,182	2.64%	$753,833	$697,342	2.58%
Other debt securities:
Municipal bonds	21	3.41%	—	—%	—	—%	—	—%	21	21	3.41%
Corporate bonds	79,137	2.08%	110,466	2.14%	—	—%	—	—%	189,603	182,734	2.11%
	$79,158	2.08%	$110,466	2.14%	$—	—%	$—	—%	$189,624	$182,755	2.11%
Total securities available-for-sale	$159,843	2.15%	$156,996	2.26%	$193,586	2.39%	$509,182	2.64%	$1,019,607	$952,173	2.46%

Securities held-to-maturity:
Mortgage-backed securities:
Pass-through certificates:
GSEs	$—	—%	$—	—%	$—	—%	$10,760	4.29%	$10,760	$10,389	4.29%
Total securities held-to-maturity	$—	—%	$—	—%	$—	—%	$10,760	4.29%	$10,760	$10,389	4.29%

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
Deposits.  We accept deposits primarily from the areas in which our offices are located. We rely on our convenient locations, customer service, and competitive products and pricing to attract and retain deposits. We offer a variety of deposit accounts to businesses, consumers and municipalities with a range of interest rates and terms. Our deposit accounts consist of transaction accounts (NOW and interest and non-interest bearing checking accounts), savings accounts (money market, passbook, and statement savings), and certificates of deposit, including individual retirement accounts. We accept brokered deposits when it is deemed cost effective. At December 31, 2022 and 2021, we had brokered deposits totaling $390.0 million and $31.0 million, respectively. In addition, municipal deposits which primarily consist of funds from local government entities domiciled in New Jersey, and are a significant source of funds, totaled $604.7 million, or 14.6% of our total deposits at December 31, 2022. At December 31, 2021, municipal deposits totaled $633.5 million, or 15.2% of our total deposits. Municipal deposits are primarily secured by mortgaged-backed securities.
Uninsured deposits were estimated at $1.54 billion and $1.64 billion at December 31, 2022, and December 31, 2021, respectively. As of those dates we had no deposits that were uninsured for any reason other than being in excess of the $250,000 limit for federal deposit insurance.
The following table provides the uninsured portion of certificates of deposit at December 31, 2022, by account, with a maturity of:

December 31, 2022
(Dollars in thousands)
Three months or less	$11,512
Over three months through six months	12,436
Over six months through one year	1,434
Over one year	5,235
Total	$30,617
As of December 31, 2022, the aggregate amount of our outstanding certificates of deposit in amounts greater than $250,000 was $56.8 million. The following table sets forth the maturity of these certificates at December 31, 2022:

December 31, 2022
(Dollars in thousands)
Three months or less	$18,762
Over three months through six months	18,436
Over six months through one year	7,684
Over one year	11,905
Total	$56,787
Interest rates offered on deposit accounts generally are established weekly, while maturity terms, service fees, and withdrawal penalties are reviewed on a periodic basis. Deposit rates and terms are based primarily on current operating strategies, market interest rates, and liquidity requirements.
At December 31, 2022, we had $740.0 million in certificates of deposit, of which $685.3 million had remaining maturities of one year or less.

The following table sets forth the distribution of our average total deposit accounts, by account type, for the periods indicated:

	For the Year Ended December 31,
	2022			2021			2020
	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate
	(Dollars in thousands)
Non-interest bearing demand	$907,603	20.95%	—%	$812,805	19.68%	—%	$529,138	13.94%	—%
NOW and interest bearing demand	1,291,370	29.82	0.14%	1,085,259	26.28%	0.07%	787,351	20.74%	0.30%
Money market accounts	572,075	13.21	0.13%	594,081	14.38%	0.11%	609,426	16.05%	0.51%
Savings	1,034,603	23.89	0.11%	1,132,212	27.42%	0.14%	959,857	25.29%	0.50%
Certificates of deposit	525,557	12.13	1.27%	505,472	12.24%	0.63%	910,444	23.98%	1.65%
Total deposits	$4,331,208	100.00%	0.24%	$4,129,829	100.00%	0.15%	$3,796,216	100.00%	0.67%

Borrowings.   Our borrowings consist primarily of advances from the FHLBNY as well as securities sold under agreements to repurchase (repurchase agreements) with third-party financial institutions. As of December 31, 2022, our FHLB advances totaled $547.0 million, or 11.2%, of total liabilities, repurchase agreements totaled $25.0 million, or 0.5%, and floating rate advances and other interest-bearing liabilities totaled $11.9 million, or 0.2%, of total liabilities. At December 31, 2022, the Company had the ability to obtain additional funding from the FHLBNY and Federal Reserve Bank discount window of approximately $1.9 billion, utilizing unencumbered securities of $359.9 million and multifamily loans of $1.6 billion. Repurchase agreements are primarily secured by mortgage-backed securities. Advances from the FHLBNY are secured by our investment in the common stock of the FHLBNY as well as by pledged mortgage-backed securities and loans.

The following table sets forth information concerning balances and interest rates on our borrowings at and for the years indicated:

	At Or For the Years Ended December 31,
	2022	2021	2020
	(Dollars in thousands)
Balance at end of year	$583,859	$421,755	$591,789
Average balance during year	$413,697	$501,523	$645,305
Maximum outstanding at any month end	$583,859	$592,170	$776,979
Weighted average interest rate at end of year	3.11%	2.13%	2.08%
Weighted average interest rate during year	2.25%	2.08%	2.03%

Subordinated Debt.   On June 17, 2022, the Company issued $62.0 million in aggregate principal amount of fixed-to-floating subordinated notes (the “Notes”) to certain institutional investors. The Notes mature on June 30, 2032, unless redeemed earlier. The Notes initially bear interest, payable semi-annually in arrears, at a fixed rate of 5.00% per annum until June 30, 2027. Beginning June 30, 2027 and until maturity or redemption, the interest rate applicable to the outstanding principal amount of the Notes due will reset quarterly to an interest rate per annum equal to the then current three-month Secured Overnight Financing Rate plus 200 basis points, payable quarterly in arrears. The Company has the option to redeem the Notes, at par and in whole or in part, beginning on June 30, 2027 and to redeem the Notes at any time in whole upon certain other events. Any redemption of the Notes will be subject to prior regulatory approval to the extent required.

Human Capital
At December 31, 2022, the Company had 395 full-time employees and nine part-time employees, located primarily in the states of New York and New Jersey, of which approximately 68% were women and 43% were minorities. We welcome and promote diversity and inclusion to achieve exceptional business results and a sustainable competitive advantage. We are focused on attracting, developing and retaining employees with diverse backgrounds and experiences whose contributions can maximize our financial and strategic growth objectives and build long-term stockholder value. Our core values of trust, respect and excellence, coupled with our vision of being a high-performing socially responsible community bank where employees want to work, customers want to bank, and stockholders want to invest, promotes innovation, increases business value, and enriches our corporate culture. We believe our relationship with our employees is good. We have not experienced any material employment-related issues or interruptions of services due to labor disagreements and are not a party to any collective bargaining agreements. Key items related to our human capital are described below.
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
Employee Engagement. We partner with various third parties to measure employee engagement and satisfaction, and through efforts of our internal employee engagement team, develop action plans for continued improvement. We have introduced virtual town hall meetings for all employees, opening the lines of communications and answering employee questions and concerns. In conjunction with the town hall meetings, internal focus groups, and employee engagement chats, periodically surveys are completed related to well-being, compensation, benefits, and our core values. These surveys provided insight into our employees’ needs and preferences, which we consider in future program development.
Diversity, Equity and Inclusion. We prioritize diversity, equity, and inclusion which are important components of our core values. We are dedicated to providing a culture of inclusion that supports the diversity of our customers, employees, business partners, and communities. Our team members represent diverse backgrounds, perspectives, and experiences that are reflective of the communities and customers we serve. The unique capabilities and talents that they invest in their work represent who we are as an organization. Our recruiting efforts include participation in select venues that provide us opportunities to identify and select from a diverse group of candidates for all open positions based on critical skill sets of each position. We are dedicated to providing a workplace for our employees that is inclusive, supportive, and free of discrimination or harassment. We recognize and reward our employees based on their individual results and performance; and promote a respectful work environment that values characteristics and differences that make each of our employees unique.
Learning and Development. We encourage and support continued education and the ongoing growth and development of our employees. We seek, wherever feasible, to fill open positions internally through promotion and transfer from within the Company. Ongoing learning and career development is advanced through bi-annual performance and development conversations between associates and their managers, internally developed training programs, customized corporate training engagements, professional career coaching and educational reimbursement programs. Reimbursement is available to employees enrolled in pre-approved degree or certification programs at accredited entities that teach skills or knowledge relevant to our business and employee job duties.
Safety and Wellness. The safety, health and wellness of our employees is a top priority. On a regular basis, we promote the health and wellness of our employees by encouraging work-life balance, offering flexible work schedules, and encouraging and sponsoring various wellness programs.

Subsidiary Activities
Northfield-Bancorp, Inc. owns 100% of Northfield Investments, Inc., an inactive New Jersey investment company, and 100% of Northfield Bank. Northfield Bank owns 100% of NSB Services Corp., a Delaware corporation, which in turn owns 100% of the voting common stock of NSB Realty Trust. NSB Realty Trust is a Maryland real estate investment trust that holds mortgage loans, mortgage-backed securities and other investments. These entities enable us to segregate certain assets for management purposes, and or borrow against assets or stock of these entities for liquidity purposes. At December 31, 2022, Northfield Bank’s investment in NSB Services Corp. was $828.4 million, and NSB Services Corp. had assets of $829.0 million and liabilities of $521,000 at that date. At December 31, 2022, NSB Services Corp.’s investment in NSB Realty Trust was $828.5 million, and NSB Realty Trust had $828.6 million in assets, and liabilities of $12,000 at that date.
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
Loans-to-One-Borrower
We generally may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of Northfield Bank’s unimpaired capital and unimpaired surplus. An additional amount may be loaned, equal to 10% of unimpaired capital and unimpaired surplus, if the loan is secured by readily marketable collateral, which is defined to include certain financial instruments and bullion, but generally does not include real estate. As of December 31, 2022, we were in compliance with our loans-to-one-borrower limitations.
Qualified Thrift Lender Test
As a federally chartered savings bank, Northfield Bank is required to satisfy a qualified thrift lender (“QTL”) test, under which we either must qualify as a “domestic building and loan” association as defined by the Internal Revenue Code or maintain at least 65% of our “portfolio assets” in “qualified thrift investments.” “Qualified thrift investments” consist primarily of residential mortgages and related investments, including mortgage-backed and related securities. “Portfolio assets” generally mean total assets less specified liquid assets up to 20% of total assets, goodwill, and other intangible assets and the value of property used to conduct business. A savings bank that fails the QTL test must operate under specified restrictions. Federal law also makes noncompliance with the QTL test subject to agency enforcement action for a violation of law. As of December 31, 2022, we maintained 77.8% of our portfolio assets in qualified thrift investments and, therefore, we met the QTL test.

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
The federal banking agencies, including the OCC, are required to specify for qualifying institutions with less than $10 billion of assets, an alternative “community bank leverage ratio” that ranges between 8% to 10% of consolidated assets. Institutions with capital levels meeting or exceeding the specified requirement and choosing the alternative regulatory capital framework are considered to comply with the applicable regulatory capital requirements, including all risk-based requirements. The elective community bank leverage ratio has been currently established at 9.0% Tier 1 capital to average total consolidated assets. Eligible institutions may opt into and out of the community bank ratio framework on their quarterly call report. Northfield Bank elected to opt into the new framework effective March 31, 2020.
As of December 31, 2022, Northfield Bancorp, Inc. and Northfield Bank exceeded all capital adequacy requirements to which they were subject. Further, the most recent OCC notification categorized the Bank as a well-capitalized institution under the prompt corrective action regulations discussed below. See Note 16 of the Notes to the Consolidated Financial Statements for further discussion about Regulatory Requirements.

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
Authority to extend credit to executive officers, directors and 10% or greater shareholders (insiders), as well as entities controlled by insiders, is governed by Sections 22(g) and 22(h) of the Federal Reserve Act and its implementing regulation, FRB Regulation O. Among other things, loans to insiders must be made on terms substantially the same as those offered to unaffiliated individuals and not involve more than the normal risk of repayment. There is an exception for bank-wide lending programs that do not discriminate in favor of insiders. Regulation O also places individual and aggregate limits on the amount of loans that may be made to insiders based, in part, on the institution’s capital position, and requires that certain prior board approval procedures be followed. Extensions of credit to executive officers are subject to additional restrictions on the types and amounts of loans that may be made. At December 31, 2022, Northfield Bank was in compliance with these regulations.
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
The FDIC has authority to increase insurance assessments and adopted a final rule in October 2022 to increase initial base deposit insurance assessment rates by two basis points beginning in the first quarterly assessment period of 2023. As a result, effective January 1, 2023, assessment rates for institutions of Northfield Bank's size range from 2.5 to 42 basis points. Any significant future increases would have an adverse effect on the operating expenses and results of operations of Northfield Bank. Future insurance assessments cannot be predicted.
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

Federal Home Loan Bank System
Northfield Bank is a member of the FHLBNY, and therefore is a member of the FHLB System, which consists of 11 regional FHLBs. The FHLB System provides a central credit facility primarily for member institutions. Members of the FHLB are required to acquire and hold a specified amount of shares of FHLB capital stock. Northfield Bank was in compliance with this requirement at December 31, 2022.
Community Reinvestment Act and Fair Lending Laws
Savings institutions have a responsibility under the Community Reinvestment Act and related regulations to help meet the credit needs of their communities, including low- and moderate-income neighborhoods. An institution’s failure to comply with the provisions of the Community Reinvestment Act could, at a minimum, result in regulatory restrictions on certain activities such as branching and acquisitions. On May 5, 2022, the OCC released a notice of proposed rulemaking to strengthen and modernize the Community Reinvestment Act regulations and framework. In the most recent Community Reinvestment Act Public Disclosure issued by the OCC as of March 9, 2020, Northfield Bank was rated “Satisfactory.”
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
Savings and loan holding companies above $3 billion in consolidated assets, such as Northfield Bancorp, Inc., are subject to consolidated regulatory capital requirements that are as stringent as those required for their insured depository subsidiaries. Consolidated regulatory capital requirements identical to those applicable to the subsidiary depository institutions (including the community bank leverage ratio alternative) also apply to savings and loan holding companies. Northfield Bancorp, Inc. exceeded the FRB’s consolidated capital requirements as of December 31, 2022.
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

Taxable Distributions and Recapture. Prior to 1996, bad debt reserves created prior to 1988 were subject to recapture into taxable income if Northfield Bank failed to meet certain thrift asset and definitional tests or made certain distributions. Tax law changes in 1996 eliminated thrift-related recapture rules. However, under current law, pre-1988 tax bad debt reserves remain subject to recapture if Northfield Bank makes certain non-dividend distributions, repurchases any of its common stock, pays dividends in excess of earnings and profits, or fails to qualify as a “bank” for tax purposes. At December 31, 2022, the total federal pre-base year bad debt reserve of Northfield Bank was approximately $5.9 million.
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
Inflation Reduction Act of 2022. The Inflation Reduction Act, which was signed into law on August 16, 2022, among other things, implements a new alternative minimum tax of 15% on corporations with profits in excess of $1 billion, a 1% excise tax on stock repurchases, and several tax incentives to promote clean energy and climate initiatives. These provisions are effective beginning January 1, 2023.
State Taxation
New York State Taxation. In 2014, New York State enacted significant and comprehensive reforms to its corporate tax system that went into effect January 1, 2015. The legislation resulted in significant changes to the method of calculating income taxes for banks, including changes to future period tax rates, rules relating to the sourcing of income, and the elimination of the banking corporation tax so that banking corporations are taxed under New York State’s corporate franchise tax. The corporate franchise tax is based on the combined entire net income of the Company and its affiliates allocable and apportionable to New York State and taxed at a rate of 7.25%. New York State also imposes the Metropolitan Transportation Authority (“MTA”) Tax Surcharge allocable to business activities carried on in the Metropolitan Commuter Transportation District. The MTA surcharge rate for 2022 was 30.0%, and will remain at 30.0% until otherwise adjusted.
New York City Taxation. Northfield Bank reports income on a calendar year basis to New York City and is subject to the New York City Financial Corporation Tax calculated, subject to a New York City income and expense allocation, on a similar basis as the New York State Tax, at a rate of 8.85%.
Our New York State tax returns are currently under audit for tax years 2015 through 2017.
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
Based on these factors we have a concentration in multifamily and commercial real estate lending, as such loans represent approximately 455.8% of Northfield Bank's capital as of December 31, 2022. The particular focus of the guidance is on exposure to commercial real estate loans that are dependent on the cash flow from the real estate held as collateral and that are likely to be at greater risk to conditions in the commercial real estate market (as opposed to real estate collateral held as a secondary source of repayment or as an abundance of caution). The purpose of the guidance is to guide banks in developing risk management practices and capital levels commensurate with the level and nature of real estate concentrations. The guidance states that management should employ heightened risk management practices including board and management oversight and strategic planning, development of underwriting standards, risk assessment, and monitoring through market analysis and stress testing. While we believe we have implemented policies and procedures with respect to our commercial real estate loan portfolio consistent with this guidance, bank regulators could require us to implement additional policies and procedures consistent with their interpretation of the guidance that may result in additional costs to us or that may result in a curtailment of our multifamily and commercial real estate lending and/or the requirement that we maintain higher levels of regulatory capital, either of which would adversely affect our loan originations and profitability.
Our concentration in multifamily loans and commercial real estate loans could expose us to increased lending risks and related credit losses.
Our current business strategy is to continue to originate multifamily loans and, to a lesser extent, other commercial real estate loans. At December 31, 2022, $3.72 billion, or 88.0%, of our loan portfolio held-for-investment, net, consisted of multifamily and other commercial real estate loans.
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
We make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers, the value of the real estate and other assets serving as collateral for the repayment of many of our loans, and expectations on payments based on forecasted economic conditions. In determining the amount of the allowance for credit losses, we review our loans and our loss and delinquency experience, as well as the experience of other similarly situated institutions, and we evaluate other factors including, among other things, current economic conditions. If our assumptions are incorrect, if delinquencies, non-accrual or non-performing loans increase, or macroeconomic conditions are worse than anticipated, our allowance for credit losses may not be sufficient to cover losses inherent in our loan portfolio, which would require additions to our allowance. Material additions to our allowance would materially decrease our net income.
Effective January 1, 2021, the Company adopted Accounting Standards Update (“ASU”), Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”) or “CECL”, which makes significant changes to the accounting for credit losses on financial instruments presented on an amortized cost basis, such as our loans held for investment, and disclosures about them. The CECL model requires an estimate of expected credit losses, measured over the contractual life of an instrument, which considers reasonable and supportable forecasts of future economic conditions in addition to information about past events and current conditions. The standard provides significant flexibility and requires a high degree of judgment with regards to pooling financial assets with similar risk characteristics and adjusting the relevant historical loss information and economic conditions in order to develop an estimate of expected lifetime losses. Providing for losses over the life of our loan portfolio is a change to the previous method of providing allowances for loan losses that are probable and incurred. This change may require us to increase our allowance for credit losses in future periods, and greatly increases the types of data we need to collect and review to determine the appropriate level of the allowance for credit losses. It may also result in even small changes to future forecasts having a significant impact on the allowance, which could make the allowance more volatile. Any requirement to increase our allowance for credit losses on loans could have a material adverse effect on our financial condition and results of operations.
In addition, bank regulators periodically review our allowance for credit losses and, based on information available to them at the time of their review, may require us to increase our allowance for credit losses or recognize further loan charge-offs. An increase in our allowance for credit losses on loans or loan charge-offs as a result of these regulatory reviews may have a material adverse effect on our financial condition and results of operations. In addition, any future credit deterioration could require us to increase our allowance for credit losses.

The foreclosure process may adversely impact the Bank’s recoveries on non-performing loans.
The judicial foreclosure process is protracted, especially in New Jersey, where foreclosure timelines remain among the longest in the nation, which delays our ability to resolve non-performing loans through the sale of the underlying collateral. The longer timelines have been the result of the economic crisis, additional consumer protection initiatives related to the foreclosure process, increased documentary requirements and judicial scrutiny, and, both voluntary and mandatory programs under which lenders may consider loan modifications or other alternatives to foreclosure. These reasons, historical issues at the largest mortgage loan servicers, and the legal and regulatory responses have impacted the foreclosure process and completion time of foreclosures for residential mortgage lenders. This may result in a material adverse effect on collateral values and our ability to minimize our losses.
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
We are subject to extensive supervision, regulation, and examination by the OCC and the FRB. As a result, we are limited in the manner in which we conduct our business, undertake new investments and activities, and obtain financing. This regulatory structure is designed primarily for the protection of the Deposit Insurance Fund and our depositors, and not to benefit our stockholders. This regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement actions and examination policies, including policies with respect to capital levels, the timing and amount of dividend payments, the classification of assets, the establishment of adequate loan loss reserves for regulatory purposes and the timing and amounts of assessments and fees.
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
The USA PATRIOT and Bank Secrecy Acts require financial institutions to develop programs and procedures to prevent financial institutions from being used for money laundering and terrorist activities. If such activities are detected, financial institutions are obligated to file suspicious activity reports with the U.S. Treasury’s Office of Financial Crimes Enforcement Network. These rules require financial institutions to establish procedures for identifying and verifying the identity of customers seeking to open new financial accounts. Failure to comply with these regulations could result in fines or sanctions. While we have developed policies and procedures designed to assist in compliance with these laws and regulations, these policies and procedures may not be effective in preventing violations of these laws and regulations.
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
The monetary policies and regulations of the FRB have had a significant effect on the overall economy and the operating results of financial institutions in the past and are expected to continue to do so in the future.
We are required to maintain a significant percentage of our total assets in residential mortgage loans and investments secured by residential mortgage loans, which restricts our ability to diversify our loan portfolio.
A federal savings bank differs from a commercial bank in that it is required to maintain at least 65% of its total assets in “qualified thrift investments,” which generally includes loans and investments for the purchase, refinance, construction, improvement, or repair of residential real estate, as well as home equity loans, education loans and small business loans. To maintain our federal savings bank charter we have to be a “qualified thrift lender” or “QTL” in nine out of each 12 immediately preceding months. The QTL requirement limits the extent to which we can grow our commercial loan portfolio, and failing the QTL test can result in an enforcement action. However, a loan that does not exceed $2 million (including a group of loans to one borrower) that is for commercial, corporate, business, or agricultural purposes is included in our qualified thrift investments. As of December 31, 2022, we maintained 77.8% of our portfolio assets in qualified thrift investments. Because of the QTL requirement, we may be limited in our ability to change our asset mix and increase the yield on our earning assets by growing our commercial loan portfolio.

In addition, if we continue to grow our commercial real estate loan portfolio and our residential mortgage loan portfolio decreases, it is possible that in order to maintain our QTL status, we may have to buy mortgage-backed securities or other qualifying assets at times when the terms of such investments may not be attractive. Alternatively, we may find it necessary to pursue different structures, including converting Northfield Bank’s savings bank charter to a commercial bank charter.
We are subject to stringent capital requirements, which may adversely affect our return on equity, require us to raise additional capital, or constrain us from paying dividends or repurchasing shares.
The minimum capital requirements applicable to Northfield Bancorp, Inc. and Northfield Bank are: (i) a common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 to risk-based assets capital ratio of 6%; (iii) a total capital ratio of 8%; and (iv) a Tier 1 leverage ratio of 4%. The final rule also established a “capital conservation buffer” of 2.5%, resulting in the following minimum ratios: (i) a common equity Tier 1 capital ratio of 7.0%, (ii) a Tier 1 to risk-based assets capital ratio of 8.5%, and (iii) a total capital ratio of 10.5%. An institution may become subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations established a maximum percentage of eligible retained income that can be utilized for such actions.
The application of these more stringent capital requirements, among other things, could result in lower returns on equity, require the raising of additional capital, and result in regulatory actions if we were to be unable to comply with such requirements. Furthermore, the imposition of liquidity requirements in connection with Basel III could result in our having to lengthen the term of our funding, restructure our business models, and/or increase our holdings of liquid assets. Implementation of changes to asset risk weightings for risk-based capital calculations, items included or deducted in calculating regulatory capital and/or additional capital conservation buffers could result in management modifying its business strategy, and could limit our ability to make distributions, including paying dividends or buying back shares. Recent regulatory changes have made available to qualifying institutions of under $10 billion in assets an alternative “community bank leverage ratio” framework of 9% Tier 1 capital to average total consolidated assets. That framework was available for election starting in 2020, which the Northfield Bank opted into in the first quarter of 2020. However, the framework is not expected to effectively lower the amount of capital needed to comply with regulatory requirements. See “Item 1. Business — Supervision and Regulation.”
Risks Related to Strategic Matters
Implementing our growth strategies could cause us to incur significant costs and expenses, which may negatively affect our financial condition and results of operations.
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
We regularly evaluate merger and acquisition opportunities and conduct due diligence activities related to possible transactions with other financial institutions and financial services companies. As a result, negotiations may take place and future mergers or acquisitions involving cash or equity securities may occur at any time. We seek acquisition partners that offer us either significant market presence or the potential to expand our market footprint and improve profitability through economies of scale or expanded services.
Acquiring other banks, businesses, or branches may have an adverse effect on our financial results and may involve various other risks commonly associated with acquisitions. These include:
•integrating personnel with diverse business backgrounds;
•converting customers to new systems;
•combining different corporate cultures and operating systems; and
•retaining key employees.

Loans that were acquired as part of our acquisitions of other depository institutions were not underwritten or originated in accordance with our credit standards, including environmental matters, and we did not have long-standing relationships with many of these borrowers at the time of acquisition. The acquired loans are underwritten at the date of acquisition based on our credit standards, which can temporarily increase loans classified as special mention and substandard for a period of time until these loans are integrated and conform to our credit standards. Although we reviewed the loan portfolios of each institution acquired as part of the diligence process, and believe that we have established reasonable credit marks with regard to all loans acquired, we may incur losses in excess of the credit marks with regard to these acquired loans, and any such losses, if they occur, may have a material adverse effect on our business, financial condition, and results of operations.
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
Our inability to tailor our retail delivery model to respond to consumer preferences in banking may negatively affect earnings.
Our branch network continues to be a very significant source of new business generation, however, consumers continue to migrate much of their routine banking to self-service channels. In recognition of this shift in consumer patterns, we regularly review our branch network, which can result in branch consolidation accompanied by the enhancement of our capabilities to serve its customers through alternate delivery channels. The benefits of this strategy would depend on our ability to realize expected expense reductions; however, if we are not able to implement this successfully, we may experience significant customer attrition.
If our municipal banking deposits were lost within a short period of time, this could negatively impact our liquidity and earnings.
As of December 31, 2022, we held $604.7 million of municipal deposits, which represented approximately 14.6% of total deposits. These deposits may be more volatile than other deposits. If a significant amount of these deposits were withdrawn in a short period of time, it could have a negative impact on our short-term liquidity and have an adverse impact on our earnings. Further, depending on market conditions, we may be required to pay higher rates on deposits or borrowings to replace such deposits.
Risks Related to Economic Matters
A decline in economic conditions could reduce demand for our products and services and/or result in increases in our level of non-performing loans, which could have an adverse effect on our results of operations.
Unlike larger financial institutions that are more geographically diversified, our profitability depends primarily on the general economic conditions in New York, New Jersey and, to a lesser extent, eastern Pennsylvania. Local economic conditions have a significant impact on our commercial real estate, construction, and consumer loans, the ability of the borrowers to repay these loans and the value of the collateral securing these loans. A substantial portion of our loans are to borrowers located in or secured by collateral in the New York metropolitan area.
Deterioration in economic conditions, including as a result of inflation or recession, changes in interest rates, or disruptions to the global supply chain, could result in the following consequences, any of which could have a material adverse effect on our business, financial condition, liquidity and results of operations:
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
•we may increase our allowance for credit losses;
•the value of our securities portfolio may decline; or
•the net worth and liquidity of loan guarantors may decline, impairing their ability to honor commitments to us.

Moreover, a significant decline in general economic conditions, caused by inflation, changes in interest rates, recession, acts of terrorism, an outbreak of hostilities or other international or domestic events, tax reform, unemployment, an epidemic or pandemic or other factors beyond our control could further affect these local economic conditions and could further negatively affect the financial results of our banking operations. In addition, deflationary pressures, while possibly lowering our operating costs, could have a significant negative effect on our borrowers, especially our business borrowers, and the values of underlying collateral securing loans, which could negatively affect our financial performance.
Inflation can have an adverse impact on our business and on our customers.
Inflation risk is the risk that the value of assets or income from investments will be worth less in the future as inflation decreases the value of money. Over the past year, in response to a pronounced rise in inflation, the FRB has raised certain benchmark interest rates to combat inflation. As discussed above, as inflation increases and market interest rates rise the value of our investment securities, particularly those with longer maturities, would decrease, although this effect can be less pronounced for floating rate instruments. In addition, inflation generally increases the cost of goods and services we use in our business operations, such as electricity and other utilities, which increases our non-interest expenses. Furthermore, our customers are also affected by inflation and the rising costs of goods and services used in their households and businesses, which could have a negative impact on their ability to repay their loans with us. Sustained higher interest rates by the FRB to tame persistent inflationary price pressures could also push down asset prices and weaken economic activity. A deterioration in economic conditions in the United States and our markets could result in an increase in loan delinquencies and non-performing assets, decreases in loan collateral values and a decrease in demand for our products and services, all of which, in turn, would adversely affect our business, financial condition and results of operations.
Risks Related to Competitive Matters
Strong traditional and non-traditional competition within our market areas may limit our growth and profitability.
We face intense competition in making loans and attracting deposits. Price competition from other financial institutions, credit unions, money market and mutual funds, insurance companies, and other non-traditional competitors such as financial technology companies, for loans and deposits sometimes results in us charging lower interest rates on our loans and paying higher interest rates on our deposits and may reduce our net interest income. Competition also makes it more difficult and costly to attract and retain qualified employees. Many of the institutions with which we compete have substantially greater resources and lending limits than we have and may offer services that we do not provide. Our competitors also may price loan and deposit products aggressively when they enter into new lines of business or new market areas. We expect competition to increase in the future as a result of legislative, regulatory, and technological changes and the continuing trend of consolidation in the financial services industry. If we are not able to compete effectively in our market area, our profitability may be negatively affected. The greater resources and broader offering of deposit and loan products of some of our competitors may also limit our ability to increase our interest-earning assets.
Risks Related to Interest Rates
The reversal of the historically low interest rate environment may adversely affect our net interest income and profitability.
The FRB decreased benchmark interest rates significantly, to near zero, in response to the COVID-19 pandemic. The FRB has reversed its policy of near zero interest rates given its concerns over inflation. Market interest rates have risen in response to the FRB’s recent rate increases. As discussed below, the increase in market interest rates is expected to have an adverse effect on our net interest income and profitability.
Changes in market interest rates in an increasing rate environment could adversely affect our financial condition and results of operations.
Our financial condition and results of operations are significantly affected by changes in market interest rates. Our results of operations substantially depend on our net interest income, which is the difference between the interest income we earn on our interest-earning assets and the interest expense we pay on our interest-bearing liabilities. Our interest-bearing liabilities generally reprice or mature more quickly than our interest-earning assets. If rates increase rapidly, we would likely have to increase the rates we pay on our deposits and borrowed funds more quickly than interest rates earned on our loans and investments, resulting in a negative effect on interest spreads and net interest income which would negatively affect our profitability. In addition, the effect of rising rates could be compounded if deposit customers move funds from transaction and savings accounts to higher rate money market or certificate of deposit accounts. Conversely, should market interest rates fall below current levels, our net interest margin could also be affected negatively if competitive pressures keep us from further reducing rates on our deposits, while the yields on our assets decrease more rapidly through loan prepayments and interest rate adjustments.

Increases in interest rates also may decrease loan demand and/or may make it more difficult for borrowers to repay adjustable-rate loans.  Additionally, increases in interest rates may increase capitalization rates utilized in valuing income-producing properties. This can result in lower appraised values, which can limit the ability of borrowers to refinance existing debt and may result in higher charge-offs of our non-performing collateral dependent loans.
Our balance sheet composition is weighted towards assets with longer durations, which expose us to risks upon changes in interest rates.
We are subject to reinvestment risk associated with changes in interest rates. Changes in interest rates may affect the average life of loans and mortgage-related securities. Decreases in interest rates often result in increased prepayments of loans and mortgage-related securities as borrowers refinance their loans to reduce borrowings costs. Under these circumstances, we are subject to reinvestment risk to the extent we are unable to reinvest the cash received from such prepayments in loans or other investments that have interest rates that are comparable to the interest rates on existing loans and securities. Increases in interest rates generally reduce prepayments.
Changes in interest rates also affect the value of our interest earning assets and in particular the carrying value of our securities portfolio. Generally, the value of interest-earning assets fluctuates inversely with changes in interest rates. To the extent interest rates increase and the value of our available-for-sale portfolio decreases, our stockholders’ equity will be adversely affected. During the year ended December 31, 2022, we incurred losses of $70.2 million related to net changes in unrealized holding losses in the available-for-sale investment securities portfolio.
At December 31, 2022, our simulation model indicated that our net portfolio value (the net present value of our interest-earning assets and interest-bearing liabilities) would decrease by 10.98% if there was an instantaneous parallel 200 basis point increase in market interest rates. Although interest rate risk calculations provide an indication of our interest rate risk exposure at a particular point in time, such measurements are not intended to and do not provide a precise forecast of the effect of changes in market interest rates on our net portfolio value or net interest income and likely will differ from actual results.
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
The occurrence of any system failures, interruption, or breach of security could damage our reputation, disrupt operations, misappropriate confidential information, damage our computer systems and result in a loss of customers and business thereby subjecting us to additional regulatory scrutiny, or could expose us to litigation and possible financial liability. Any of these events could have a material adverse effect on our financial condition and results of operations.
Cyber-attacks or other security breaches could adversely affect our operations, net income, or reputation.
We regularly collect, process, transmit and store significant amounts of confidential information regarding our customers, employees and others and concerning our own business, operations, plans and strategies. In some cases, this confidential or proprietary information is collected, compiled, processed, transmitted, or stored by third parties on our behalf. Our heavy reliance on information technology systems (both internal and third-party) exposes us to operational risks which include the risk of malfeasance by employees or persons outside of our organization, errors relating to transaction processing and technology, systems failures or interruptions, failures to properly implement systems upgrades, breaches of our internal control systems and compliance requirements, and business continuation and disaster recovery.
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
Risks Related to Environmental Matters
Societal responses to climate change could adversely affect our business and performance, including indirectly through impacts on our customers.
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
Our business, financial condition, and results of operations could be adversely affected by natural disasters, health epidemics, and other catastrophic events.
We could be adversely affected if key personnel or a significant number of employees were to become unavailable due to a pandemic, natural disaster, war, act of terrorism, accident, or other reason. Any of these events could result in the temporary reduction of operations, employees, and customers, which could limit our ability to provide services. Additionally, many of our borrowers may suffer property damage, experience interruption of their businesses or lose their jobs after such events. Those borrowers might not be able to repay their loans, and the collateral for such loans may decline significantly in value.

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
At December 31, 2022, we had $41.0 million in goodwill which we are required to test on a periodic basis. The impairment testing process considers a variety of factors, including the current market price of our common shares, the estimated net present value of our assets and liabilities and information concerning the terminal valuation of similarly situated insured depository institutions. It is possible that future impairment testing could result in a partial or full impairment of the value of our goodwill. If an impairment determination is made in a future reporting period, our earnings and the book value of goodwill will be reduced by the amount of the impairment.
Changes in the valuation of our securities portfolio could reduce net income and lower our capital levels.
Our securities portfolio may be affected by fluctuations in market value, potentially reducing accumulated other comprehensive income and/or earnings. Fluctuations in market value may be caused by changes in market interest rates, lower market prices for securities and limited investor demand. Management evaluates securities for other-than-temporary impairment on a quarterly basis, with more frequent evaluation for selected issues. In analyzing a debt issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, industry analysts’ reports and, to a lesser extent given the relatively insignificant levels of depreciation in our debt portfolio, spread differentials between the effective rates on instruments in the portfolio compared to risk-free rates. In analyzing an equity issuer’s financial condition, management considers industry analysts’ reports, financial performance, and projected target prices of investment analysts within a one-year time period. If this evaluation shows impairment to the actual or projected cash flows associated with one or more securities, a potential loss to earnings may occur. Changes in interest rates also can have an adverse effect on our financial condition, as our available-for-sale securities are reported at their estimated fair value, and therefore are impacted by fluctuations in interest rates. We increase or decrease our stockholders’ equity by the amount of change in the estimated fair value of the available-for-sale securities, net of taxes. The declines in market value could result in other-than-temporary impairments of these assets, which would lead to accounting charges that could have a material adverse effect on our net income and capital levels. During the year ended December 31, 2022, we incurred losses of $70.2 million related to net changes in unrealized holding losses in the available-for-sale investment securities portfolio.
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
Changes in federal tax laws may have an adverse effect on the market for, and the valuation of, residential properties, and on the demand for such loans in the future and could make it harder for borrowers to make their loan payments. In addition, these changes also have a disproportionate effect on taxpayers in states with high residential home prices and high state and local taxes, like New Jersey and New York. If home ownership becomes less attractive, demand for mortgage loans could decrease. The value of the properties securing loans in our loan portfolio may be adversely impacted as a result of the changing economics of home ownership, which could require an increase in our provision for credit losses, which would reduce our profitability and could materially adversely affect our business, financial condition and results of operations.
Additionally, legislation in New Jersey imposes a temporary surtax on corporations earning New Jersey allocated income in excess of $1 million of 2.5% for tax years beginning on or after January 1, 2018 through December 31, 2019, and of 1.5% for tax years beginning on or after January 1, 2020 through December 31, 2021. On September 29, 2020, the state extended the 2.5% surtax through December 31, 2023, retroactively to tax years beginning January 1, 2020. The legislation also requires combined filing for certain members of an affiliated group for tax years beginning on or after January 1, 2019. The new legislation may cause us to lose the benefit of certain of our tax management strategies and may cause our total tax expense to increase.
Various factors may make takeover attempts more difficult to achieve.
Our certificate of incorporation and bylaws, federal regulations, Delaware law, shares of restricted stock and stock options that we have granted or may grant to employees and directors, stock ownership by our management and directors and employment agreements that we have entered into with our executive officers, and various other factors may make it more difficult for companies or persons to acquire control of Northfield Bancorp, Inc. without the consent of our Board of Directors, which could adversely affect the market price of our common stock.
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
Global health concerns relating to the COVID-19 pandemic and related government actions taken to reduce the spread of the virus have continued to affect the macroeconomic environment, both nationally and in the Company’s existing geographic footprint.
Given the ongoing and dynamic nature of current economic circumstances, it is difficult to predict the full impact of the COVID-19 pandemic on our business. The extent of such impact will depend on future developments, which are highly uncertain, including when the coronavirus can be fully controlled and abated, the advent of new variants and any measures to combat the pandemic by governmental authorities. The COVID-19 pandemic and the related adverse local and national economic consequences, could have a material, adverse effect on our business, financial condition, liquidity, and results of operations.
ITEM 1B.    UNRESOLVED STAFF COMMENTS
There are no unresolved staff comments.

ITEM 2.    PROPERTIES
The Company operates from its corporate offices located at 581 Main Street, Woodbridge, New Jersey, its home office in Staten Island, New York, and its additional 37 branch offices located in New York and New Jersey. The branch offices are located in the New York counties of Richmond, and Kings and the New Jersey counties of Hunterdon, Mercer, Middlesex, and Union. The net book value of our premises, land, and equipment was $24.8 million at December 31, 2022.
ITEM 3.    LEGAL PROCEEDINGS
In the normal course of business, we may be party to various outstanding legal proceedings and claims. In the opinion of management, our consolidated financial statements are not likely to be materially affected by the outcome of such legal proceedings and claims as of December 31, 2022.
ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES
Our shares of common stock are traded on the NASDAQ Global Select Market under the symbol “NFBK.”  The approximate number of holders of record of Northfield Bancorp, Inc.’s common stock as of February 24, 2023, was 3,842. Certain shares of Northfield Bancorp, Inc. are held in “nominee” or “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number.
Stock Performance Graph
Set forth below is a stock performance graph comparing (a) the cumulative total return on the Northfield Bancorp, Inc.’s common stock for the period December 31, 2017, through December 31, 2022, (b) the cumulative total return of the stocks included in the NASDAQ Composite Index over such period, (c) the cumulative total return on stocks included in the S&P Composite 1500 Thrifts & Mortgage Finance Index over such period and, (d) the cumulative total return on stocks included in the KBW NASDAQ Bank Index over such period. Cumulative return assumes the reinvestment of dividends, and is expressed in dollars based on an assumed investment of $100. In prior years, the Company compared its price performance to the NASDAQ Composite Index, SNL U.S. Thrift Index, and the SNL U.S. Bank NASDAQ Index; however, the SNL Indexes are no longer published and have been replaced with the S&P Composite 1500 Thrifts & Mortgage Finance Index and the KBW NASDAQ Bank Index.

5 Year Total Return Performance
Index Value
250
200
150
100
50
12/31/17
12/31/18
12/31/19
12/31/20
12/31/21
12/31/22
Northfield Bancorp, Inc.
NASDAQ Composite Index
S&P Composite 1500 Thrifts & Mortgage Finance Index
KBW NASDAQ Bank Index

	As of
Index	12/31/2017	12/31/2018	12/31/2019	12/31/2020	12/31/2021	12/31/2022
Northfield Bancorp, Inc.	100.00	81.44	104.81	79.28	107.16	108.09
NASDAQ Composite Index	100.00	97.16	132.81	192.47	235.15	158.65
S&P Composite 1500 Thrifts & Mortgage Finance Index	100.00	81.15	110.27	104.12	128.42	106.34
KBW NASDAQ Bank Index	100.00	82.29	112.01	100.46	138.97	109.23

Source: S&P Global Market Intelligence, a division of S&P Global Inc.

Issuer Purchases of Equity Securities
On June 16, 2022, the Company's Board of Directors approved a $45.0 million stock repurchase program, under which the Company anticipates repurchasing shares in accordance with Rule 10b5-1 of the Securities and Exchange Commission. The timing of the repurchases will depend on certain factors, including but not limited to, market conditions and prices, the Company’s liquidity and capital requirements, and alternative uses of capital. Any repurchased shares will be held as treasury stock and will be available for general corporate purposes. The repurchases may be suspended, terminated or modified at any time for any reason, including market conditions, the cost of repurchasing shares, the availability of alternative investment opportunities, liquidity, and other factors deemed appropriate. During the year ended December 31, 2022, the Company repurchased 2,092,157 shares of its common stock outstanding at an average price of $14.72 for a total of $30.8 million pursuant to the approved stock repurchase plan. At December 31, 2022, the maximum dollar value of shares remaining for repurchase under the plan was $22.4 million.

The following table reports information regarding purchases of the Company’s common stock during the three months ended December 31, 2022.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (in thousands)
October 1, 2022 to October 31, 2022	176,487	$14.64	176,487	$28,380
November 1, 2022 to November 30, 2022	9,032	15.56	9,032	28,239
December 1, 2022 to December 31, 2022	371,340	15.61	371,340	22,443
Total	556,859		556,859

ITEM 6.    [RESERVED]

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with the Consolidated Financial Statements of Northfield Bancorp, Inc. and the Notes thereto included elsewhere in this report (collectively, the “Financial Statements”).
Overview
Net income was $61.1 million, or $1.32 per diluted common share, and $70.7 million, or $1.45 per diluted common share, for the years ended December 31, 2022 and December 31, 2021, respectively. Significant variances from the prior year are as follows: a $2.7 million increase in net interest income, a $10.7 million increase in the provision for credit losses on loans, a $6.5 million decrease in non-interest income, a $2.2 million decrease in non-interest expense, and a $2.7 million decrease in income tax expense. Net income for the year ended December 31, 2022 included $925,000, after tax ($0.02 per share) of income generated from the accelerated accretion of fees related to the forgiveness of PPP loans and $326,000, after tax ($0.01 per share) in gains on loans sold. Net income for the year ended December 31, 2021 included $4.0 million, after tax ($0.08 per share) of income generated from the accelerated accretion of fees related to the forgiveness of PPP loans, $1.4 million, after tax ($0.03 per share) of accretable income related to the payoffs of PCD loans, $1.0 million, after tax ($0.02 per share) in gains on loans sold, and $677,000 ($0.01 per share) of tax-exempt income from bank-owned life insurance proceeds in excess of the cash surrender value of the policies.
Assets increased by $170.8 million, or 3.1%, to $5.60 billion at December 31, 2022, from $5.43 billion at December 31, 2021, primarily as a result of increases in total loans of $437.1 million, or 11.5%, other assets of $17.2 million, or 46.3%, and FHLBNY stock of $8.0 million, or 36.0%. Partially offsetting these increases were decreases in available-for sale debt securities of $256.1 million, or 21.2%, and cash and cash equivalents of $45.3 million, or 49.7%.
Liabilities increased $209.2 million, or 4.5%, to $4.90 billion at December 31, 2022, from $4.69 billion at December 31, 2021. The increase was primarily attributable to an increase in FHLB advances and other borrowings of $187.1 million, the issuance of subordinated debt, net of issuance costs, of $60.9 million, an increase in advance payments by borrowers for taxes and insurance of $1.1 million and an increase in accrued expenses and other liabilities of $4.2 million. The increases were partially offset by decreases in deposits of $19.1 million and securities sold under agreements to repurchase of $25.0 million.
Stockholders’ equity decreased by $38.5 million to $701.4 million at December 31, 2022, from $739.9 million at December 31, 2021. The decrease was attributable to a $50.4 million decrease in accumulated other comprehensive income associated with a decline in the estimated fair value of our debt securities available-for-sale portfolio, due to the higher interest rate environment, $24.1 million in dividend payments, and $30.8 million in stock repurchases, partially offset by net income of $61.1 million for the year ended December 31, 2022, and a $5.7 million increase in equity award activity.

Selected Financial Data
The summary information presented below at the dates or for each of the years presented is derived in part from our consolidated financial statements.  The following information is only a summary, and should be read in conjunction with our consolidated financial statements and notes included in this Annual Report on Form 10-K.

	At December 31,
	2022	2021	2020
	(Dollars in thousands)
Selected Financial Condition Data:
Total assets	$5,601,293	$5,430,542	$5,514,544
Cash and cash equivalents	45,799	91,068	87,544
Trading securities	10,751	13,461	12,291
Debt securities available-for-sale, at estimated fair value	952,173	1,208,237	1,264,805
Debt securities held-to-maturity, at amortized cost	10,760	5,283	7,234
Equity securities	10,443	5,342	253
Loans held-for-sale	—	—	19,895
Loans held-for-investment, net	4,243,693	3,806,617	3,823,238
Allowance for credit losses	(42,617)	(38,973)	(37,607)
Net loans held-for-investment	4,201,076	3,767,644	3,785,631
Bank-owned life insurance	167,912	164,500	161,924
FHLBNY stock, at cost	30,382	22,336	28,641
Operating lease right-of-use assets	34,288	33,943	36,741
Other real estate owned	—	100	—
Deposits	4,150,219	4,169,334	4,076,551
Borrowed funds	583,859	421,755	591,789
Subordinated debentures, net of issuance costs	60,996	—	—
Operating lease liabilities	39,790	39,851	42,734
Total liabilities	4,899,903	4,690,659	4,760,563
Total stockholders’ equity	$701,390	$739,883	$753,981

	Years Ended December 31,
	2022	2021	2020
	(Dollars in thousands, except share data)
Selected Operating Data:
Interest income	$179,688	$172,298	$168,145
Interest expense	21,382	16,649	38,337
Net interest income before provision/(benefit) for credit losses	158,306	155,649	129,808
Provision/(benefit) for credit losses	4,482	(6,184)	12,742
Net interest income after provision/(benefit) for credit losses	153,824	161,833	117,066
Non-interest income	7,983	14,453	11,472
Non-interest expense	76,948	79,159	78,513
Income before income taxes	84,859	97,127	50,025
Income tax expense	23,740	26,473	13,037
Net income	$61,119	$70,654	$36,988
Net income per common share - basic	$1.32	$1.46	$0.76
Net income per common share - diluted	$1.32	$1.45	$0.76
Weighted average basic shares outstanding	46,234,122	48,416,495	48,721,504
Weighted average diluted shares outstanding	46,438,119	48,754,263	48,785,963

	At or For the Years Ended December 31,
	2022	2021	2020
Selected Financial Ratios and Other Data:
Performance Ratios:
Return on assets (ratio of net income to average total assets)(1) (2) (3)	1.09%	1.29%	0.70%
Return on equity (ratio of net income to average equity)(1) (2) (3)	8.57	9.42	5.07
Interest rate spread(4)	2.82	2.89	2.40
Net interest margin(5)	2.97	3.01	2.61
Dividend payout ratio(6)	39.48	34.39	58.06
Efficiency ratio(7) (8)	46.27	46.54	55.57
Non-interest expense to average total assets	1.38	1.44	1.49
Average interest-earning assets to average interest-bearing liabilities	137.82	135.63	126.98
Average equity to average total assets	12.75	13.69	13.86
Asset Quality Ratios:
Non-performing assets to total assets	0.18	0.15	0.54
Non-performing loans to total loans (9) (10)	0.24	0.21	0.77
Allowance for credit losses to non-performing loans held-for-investment	416.26	486.80	390.56
Allowance for credit losses to total non-performing loans	416.26	486.80	127.38
Allowance for credit losses to total loans held-for-investment, net(11) (12)	1.00	1.02	0.98
Capital Ratio:
Tier 1 capital (to adjusted assets)(13)	12.64	12.93	12.73
Other Data:
Number of full service offices	38	38	38
Full time equivalent employees	400	385	378

(1)	The year ended December 31, 2022, includes $925,000, after tax, of net interest income generated from accelerated accretion of fees related to the forgiveness of PPP loans and $326,000, after-tax, in gains on loans sold.
(2)	The year ended December 31, 2021, includes: (i) $4.0 million, after tax, of net interest income generated from accelerated accretion of fees related to the forgiveness of PPP loans; (ii) $1.4 million, after tax, of accretable income related to the payoff of PCD loans; (iii) $1.0 million, after tax, in gains on loans sold; and (iv) $677,000 of tax-exempt income from bank-owned life insurance proceeds in excess of the cash surrender value of the policies.
(3)	The year ended December 31, 2020, includes: (i) $5.8 million, after tax, in incremental loan loss provisions related to an increase in estimated loss factors associated with the COVID-19 pandemic; (ii) $3.3 million, after tax, in merger-related expenses associated with the Victory acquisition; (iii) $1.6 million, after tax, in occupancy costs related to branch consolidations; and (iv) $479,000, after tax, in gains on loans sold.
(4)	The interest rate spread represents the difference between the weighted-average yield on interest earning assets and the weighted-average costs of interest-bearing liabilities.
(5)	The net interest margin represents net interest income as a percent of average interest-earning assets for the period.
(6)	Dividend payout ratio is calculated as total dividends declared for the year divided by net income for the year.
(7)	The efficiency ratio represents non-interest expense divided by the sum of net interest income and non-interest income.
(8)	The year ended December 31, 2022, includes $1.3 million, pre-tax, of net interest income generated from accelerated accretion of fees related to the forgiveness of PPP loans. The year ended December 31, 2021, includes $5.6 million, pre-tax, of net interest income generated from accelerated accretion of fees related to the forgiveness of PPP loans, $1.9 million of accretable income related to the payoff of PCD loans, and $677,000 of tax-exempt income from bank owned life insurance proceeds in excess of the cash surrender value of the policies. The year ended December 31, 2020 includes merger-related pre-tax charges of $4.3 million associated with the Victory acquisition, and $2.2 million in pre-tax occupancy costs related to branch consolidations.
(9)	Non-performing loans consist of non-accruing loans and loans 90 days or more past due and still accruing (excluding PCD/PCI loans), included in total loans held-for-investment, net, and non-performing loans held-for-sale, included in loans held-for-sale.
(10)	Includes originated loans held-for-investment, PCD/PCI loans, acquired loans, and loans held-for-sale.
(11)	Includes originated loans held-for-investment, PCD/PCI loans and acquired loans (and related allowance for credit losses).
(12)	Excluding PPP loans of $5.1 million, which are fully government guaranteed and do not carry any provision for losses, the allowance for credit losses to total loans held for investment, net, totaled 1.01% at December 31, 2022. Excluding PPP loans of $40.5 million, the allowance for credit losses to total loans held for investment, net, totaled 1.03% at December 31, 2021. Excluding originated PPP loans of $100.0 million, the allowance for loan losses to total loans held for investment, net, totaled 1.00% at December 31, 2020.
(13)	Effective March 31, 2020, Northfield Bancorp, Inc. elected to be subject to the Community Bank Leverage Ratio.

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
Allowance for Credit Losses on Loans. Effective January 1, 2021, the Company adopted new accounting guidance, which requires entities to estimate and recognize an allowance for lifetime expected credit losses for loans and other financial assets measured at amortized cost. Previously, an allowance for loan losses was recognized based on probable and reasonably estimable incurred losses inherent in the loan portfolio at the balance sheet date. See Note 1 to the Company's Consolidated Financial Statements for further discussion of the Company's accounting policies and methodologies for establishing the allowance for credit losses. We identified our policy on the allowance for credit losses on loans to be a critical accounting policy because management makes subjective and/or complex judgments about matters that are inherently uncertain and because it is likely that materially different amounts would be reported under different conditions or using different assumptions.
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

Management utilizes five different Moody's scenarios so as to incorporate uncertainties related to the economic environment. These scenarios, which range from more benign to more severe economic outlooks, include a ‘most likely outcome’ (the “Baseline” scenario) and four less likely scenarios referred to as the “Upside” and “Downside” scenarios. Each scenario is assigned a weighting with a majority of the weighting placed on the Baseline scenario and lower weights placed on both the Upside and Downside scenarios. The weighting assigned by management is based on the economic outlook and available information at the reporting date. The model projects economic variables under each scenario based on detailed statistical analyses. The Company has identified and selected key variables that most closely correlated to its historical credit performance, which include: gross domestic product, unemployment, and three collateral indices: the Commercial Property Price Index, the Commercial Property Price Apartment Index and the Case-Shiller Home Price Index.

Our allowance for credit losses is sensitive to a number of inputs, most notably the macroeconomic forecast assumptions as well as the reasonable and supportable forecasting periods that are incorporated in our estimate of credit losses on loans. Therefore, as the macroeconomic environment and related forecasts change or decisions are made to shorten or lengthen the forecasting period, the allowance for credit losses may change materially. The following sensitivity analyses do not represent management’s expectations of the deterioration of our portfolios or the economic environment, but are provided as hypothetical scenarios to assess the sensitivity of the allowance for credit losses to changes in key inputs.

The following table details the five Moody's scenarios utilized in determining the allowance for credit losses on loans at December 31, 2022, and weightings of each scenario:

Model Scenario	Moody's Scenario Description	Weight
S0	Upside - 4th Percentile	4%
S1	Upside - 10th Percentile	10%
S3	Downside - 90th Percentile	10%
S4	Downside - 96th Percentile	4%
Baseline	Baseline Scenario	72%

If we placed 100% weighting on the baseline scenario, the quantitative allowance for credit losses would have been approximately $1.5 million lower. Conversely, if we removed the upside scenarios and reallocated the weights from S0 to S4 and S1 to S3, the allowance for credit losses would increase approximately $3.6 million. These forecasts revert to our long-term historical average loss rate after a 24 month forecasting period.

Because management's estimates of the allowance for credit losses on loans involve a high degree of judgement, the subjectivity of the assumptions used and the potential for changes in the forecasted economic environment that could result in changes to the amount of the allowance recorded, there is uncertainty inherent in such estimates. Changes in these estimates could significantly impact the allowance for credit losses on loans.

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

Accounting Standards Issued but Not Yet Effective
ASU No. 2022-02. In March 2022, the FASB issued ASU No. 2022-02, “Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures”. The amendments in this ASU were issued to (1) eliminate accounting guidance for TDRs by creditors, while enhancing disclosure requirements for certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty; (2) require disclosures of current period gross write-offs by year of origination for financing receivables and net investments in leases. For entities that have adopted the amendments in ASU 2016-13, Measurement of Credit Losses on Financial Instruments, this update will be effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2022. Early adoption is permitted. The amendments in this ASU are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The adoption of this ASU is not expected to have a material impact on the Company's Consolidated Financial Statements.
ASU No. 2020-04. In March 2020, the FASB issued ASU No. 2020-04, “Reference Rate Reform ("ASC 848"): Facilitation of the Effects of Reference Rate Reform on Financial Reporting”, which provides temporary optional guidance to ease the potential burden in accounting for reference rate reform. The ASU provides optional expedients and exceptions for applying generally accepted accounting principles to contract modifications and hedging relationships, subject to meeting certain criteria, that reference the London Inter-Bank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued. It is intended to help stakeholders during the global market-wide reference rate transition period. The guidance is effective for all entities as of March 12, 2020 through December 31, 2022. However, in December 2022, the FASB issued ASU 2022-06, deferring the sunset date to December 31, 2024. The Company has evaluated the regulatory requirements to cease the use of LIBOR and has put in place systems and capabilities for this purpose. The adoption of this ASU is not expected to have a material impact on the Company's Consolidated Financial Statements.

Comparison of Financial Condition at December 31, 2022 and 2021
Total assets increased $170.8 million, or 3.1%, to $5.60 billion at December 31, 2022, from $5.43 billion at December 31, 2021. The increase was primarily due to increases in total loans of $437.1 million, or 11.5%, other assets of $17.2 million, or 46.3%, and FHLBNY stock of $8.0 million, or 36.0%, partially offset by decreases in available-for sale debt securities of $256.1 million, or 21.2%, and cash and cash equivalents of $45.3 million, or 49.7%.
Cash and cash equivalents decreased by $45.3 million, or 49.7%, to $45.8 million at December 31, 2022, from $91.1 million at December 31, 2021. The decrease was due to a decrease in deposits, combined with an increase in net loans held-for-investment, offset by an increase in FHLB advances and proceeds from the issuance of subordinated debentures. Balances fluctuate based on the timing of receipt of security and loan repayments and the redeployment of cash into higher-yielding assets such as loans and securities, or the funding of deposit outflows or borrowing maturities.
The Company’s available-for-sale debt securities portfolio decreased by $256.1 million, or 21.2%, to $952.2 million at December 31, 2022, from $1.21 billion at December 31, 2021. The decrease was primarily attributable to paydowns, maturities, calls, and sales, as well as a $70.2 million increase in net unrealized losses due to an increase in market interest rates. At December 31, 2022, $697.3 million of the portfolio consisted of residential mortgage-backed securities issued or guaranteed by Fannie Mae, Freddie Mac, or Ginnie Mae. In addition, the Company held $182.7 million in corporate bonds, all of which were considered investment grade at December 31, 2022, $72.1 million in U.S. Government agency securities, and $21,000 in municipal bonds.
Equity securities increased by $5.1 million to $10.4 million at December 31, 2022, from $5.3 million at December 31, 2021, due to an increase in the market value of our investment in a Small Business Administration Loan Fund. This investment is utilized by the Bank as part of its Community Reinvestment Act program.
As of December 31, 2022, our non-owner occupied commercial real estate concentration (as defined by regulatory guidance) to total risk-based capital was approximately 455.8%. Management believes that the Bank has implemented appropriate risk management practices including risk assessments, board-approved underwriting policies and related procedures, which include monitoring Bank portfolio performance, performing market analysis (economic and real estate), and stressing the Bank’s commercial real estate portfolio under severe, adverse economic conditions. Although management believes the Bank has implemented appropriate policies and procedures to manage its commercial real estate concentration risk, the Bank’s regulators could require it to implement additional policies and procedures or could require it to maintain higher levels of regulatory capital, which might adversely affect its loan originations, ability to pay dividends, and profitability.

Loans held-for-investment, net, increased by $437.1 million to $4.24 billion at December 31, 2022, from $3.81 billion at December 31, 2021. The overall increase was due to strong loan originations. Multifamily loans increased $306.5 million, or 12.2%, to $2.82 billion at December 31, 2022 from $2.52 billion at December 31, 2021, commercial real estate loans increased $90.7 million, or 11.2%, to $899.2 million at December 31, 2022 from $808.6 million at December 31, 2021, home equity loans increased $42.6 million, or 38.7%, to $152.6 million at December 31, 2022 from $110.0 million at December 31, 2021, and commercial and industrial loans (excluding PPP loans) increased $49.1 million, or 48.8%, to $149.6 million at December 31, 2022 from $100.5 million at December 31, 2021. The increases were partially offset by decreases in one-to-four family residential loans of $9.7 million, or 5.3%, to $173.9 million at December 31, 2022 from $183.7 million at December 31, 2021, construction and land loans of $2.6 million, or 9.3%, to $24.9 million at December 31, 2022 from $27.5 million at December 31, 2021, and PPP loans of $35.4 million, or 87.3%, to $5.1 million at December 31, 2022 from $40.5 million at December 31, 2021. At December 31, 2022, the Company had eight PPP loans outstanding totaling $5.1 million compared to 377 loans outstanding totaling $40.5 million at December 31, 2021.
The Company participated in the PPP, established as part of the CARES Act, and administered by the SBA. The PPP provided 100% federally guaranteed loans for small businesses to cover payroll, utilities, rent and interest. These small business loans may be forgiven if borrowers maintained their payrolls and satisfied certain other conditions for a period of time during the COVID-19 pandemic. The Company began accepting and funding loans under this program in April 2020 and the program has been largely completed with substantially all of the borrowers receiving forgiveness payments. The Company originated 2,343 PPP loans totaling approximately $232.2 million and through December 31, 2022, 2,322 borrowers have received forgiveness payments totaling approximately $225.4 million.

The following tables detail our multifamily real estate originations for the years ended December 31, 2022 and 2021 (dollars in thousands):

Year ended December 31, 2022
Multifamily Originations	Weighted Average Interest Rate	Weighted Average Loan-to-Value Ratio	Weighted Average Months to Next Rate Change or Maturity for Fixed Rate Loans	(F)ixed or (V)ariable	Amortization Term
$645,827	3.67%	57%	75	V	25 to 30 Years
1,200	3.75%	18%	181	F	15 Years
$647,027	3.67%	57%

Year Ended December 31, 2021
Multifamily Originations	Weighted Average Interest Rate	Weighted Average Loan-to-Value Ratio	Weighted Average Months to Next Rate Change or Maturity for Fixed Rate Loans	(F)ixed or (V)ariable	Amortization Term
$744,565	3.14%	62%	76	V	10 to 30 Years
The following table details loan pools purchased during the year ended December 31, 2022 (dollars in thousands):

For the Year Ended December 31, 2022
Purchase Amount	Loan Type	Weighted Average Interest Rate(1)	Weighted Average Loan-to-Value Ratio	Weighted Average Months to Next Rate Change or Maturity for Fixed Rate Loans	(F)ixed or (V)ariable	Amortization Term
$2,482	Residential	2.80%	54%	278	F	15 to 30 Years
5,214	Residential	3.05%	59%	303	F	15 to 30 Years
2,487	Residential	5.68%	79%	358	F	30 Years
$10,183		3.63%	63%
(1) Net of servicing fee retained by the originating bank
The geographic locations of the properties collateralizing the loans purchased in the table above are as follows: 76.1% in New York and 23.9% in New Jersey.
PCD loans totaled $11.5 million at December 31, 2022, and $15.8 million at December 31, 2021. Upon adoption of the CECL accounting standard on January 1, 2021, the allowance for credit losses related to PCD loans was recorded through a gross-up that increased the amortized cost-basis of PCD loans by $6.8 million with a corresponding increase to the allowance for credit losses. The decrease in the PCD loan balance at December 31, 2022 was due to PCD loans being paid off during the period. The majority of the remaining PCD loan balance consists of loans acquired as part of a Federal Deposit Insurance Corporation-assisted transaction. The Company accreted interest income attributable to PCD loans of $1.5 million for the year ended December 31, 2022, as compared to $3.7 million for the year ended December 31, 2021. PCD loans had an allowance for credit losses of approximately $3.9 million and $4.7 million, at December 31, 2022 and December 31, 2021, respectively.
Bank-owned life insurance increased $3.4 million, or 2.1%, to $167.9 million at December 31, 2022, as compared to $164.5 million at December 31, 2021. The increase resulted from income earned on bank-owned life insurance for the year ended December 31, 2022.
Other assets increased $17.2 million, or 46.3%, to $54.4 million at December 31, 2022, from $37.2 million at December 31, 2021. The increase was primarily attributable to an increase in deferred tax assets primarily due to an increase in unrealized losses on the securities available-for-sale portfolio as well as an increase in interest rate swap assets.
FHLBNY stock increased by $8.0 million, or 36.0%, to $30.4 million at December 31, 2022, from $22.3 million at December 31, 2021. The increase in FHLBNY stock directly correlates with higher short-term borrowing balances at December 31, 2022, as compared to December 31, 2021.
Total liabilities increased $209.2 million, or 4.5%, to $4.90 billion at December 31, 2022, from $4.69 billion at December 31, 2021. The increase was primarily attributable to an increase in FHLB advances and other borrowings of $187.1 million, the issuance of subordinated debt, net of issuance costs, of $60.9 million, an increase in advance payments by borrowers for taxes and insurance of $1.1 million and an increase in accrued expenses and other liabilities of $4.2 million. The increases were partially offset by decreases in deposits of $19.1 million and securities sold under agreements to repurchase of $25.0 million.

Deposits decreased $19.1 million, or 0.46%, to $4.15 billion at December 31, 2022, as compared to $4.17 billion at December 31, 2021. The decrease was attributable to decreases of $25.8 million in transaction accounts, $249.6 million in savings accounts, and $101.4 million in money market accounts, partially offset by an increase of $357.7 million in certificates of deposit, primarily brokered deposits. The decrease in deposits was the result of competitive pricing pressures as market rates continue to increase.
Borrowed funds increased to $644.9 million at December 31, 2022, from $421.8 million at December 31, 2021. The increase in borrowings was due to an increase in FHLB and other borrowings of $187.1 million and the issuance of $62.0 million in aggregate principal amount of fixed to floating subordinated notes (the “Notes”). The Notes are non-callable for five years, have a stated maturity of June 30, 2032, and bear interest at a fixed rate of 5.00% until June 30, 2027. From July 2027 to the maturity date or early redemption date, the interest rate will reset quarterly to a level equal to the then current three-month Secured Overnight Financing Rate plus 200 basis points. Debt issuance costs totaled $1.1 million. Partially offsetting the increases was a decrease in securities sold under agreements to repurchase of $25.0 million. Management utilizes borrowings to mitigate interest rate risk, for short-term liquidity, and to a lesser extent from time to time, as part of leverage strategies.
Total stockholders’ equity decreased by $38.5 million to $701.4 million at December 31, 2022, from $739.9 million at December 31, 2021. The decrease was attributable to a $50.4 million decrease in accumulated other comprehensive income associated with a decline in the estimated fair value of our debt securities available-for-sale portfolio, $24.1 million in dividend payments, and $30.8 million in stock repurchases, partially offset by net income of $61.1 million for year ended December 31, 2022, and a $5.7 million increase in equity award activity. During the year ended December 31, 2022, the Company repurchased approximately 2.1 million of its common stock outstanding at an average price of $14.72 for a total of $30.8 million pursuant to approved stock repurchase plans. As of December 31, 2022, the Company had approximately $22.4 million in remaining capacity under its current stock repurchase program.
Comparison of Operating Results for the Years Ended December 31, 2022 and 2021
Net Income. Net income was $61.1 million and $70.7 million for the years ended December 31, 2022 and December 31, 2021, respectively. Significant variances from the prior year are as follows: a $2.7 million increase in net interest income, a $10.7 million increase in the provision for credit losses on loans, a $6.5 million decrease in non-interest income, and a $2.2 million decrease in non-interest expense.
Interest Income. Interest income increased $7.4 million, or 4.3%, to $179.7 million for the year ended December 31, 2022, from $172.3 million for the year ended December 31, 2021, due to an increase in the average balance of interest-earning assets of $155.3 million, or 3.0% and a four basis point increase in the yields earned on interest-earning assets to 3.37% for the year ended December 31, 2022, from 3.33% for the comparative prior year due to a rise in interest rates. The increase in the average balance of interest-earning assets was due primarily to increases in the average balance of loans outstanding of $214.9 million and the average balance of other securities of $133.9 million, partially offset by decreases in the average balance of mortgage-backed securities of $111.6 million, the average balance of FHLBNY stock of $2.9 million, and the average balance of interest-earning deposits in financial institutions of $79.1 million. The Company accreted interest income related to PCD loans of $1.5 million for the year ended December 31, 2022, as compared to $3.7 million for the year ended December 31, 2021. The higher accretable PCD interest income in the prior year was primarily related to payoffs of PCD loans. Fees recognized from PPP loans totaled $1.3 million for the year ended December 31, 2022, as compared to $5.6 million for the year ended December 31, 2021. Loan prepayment income included in interest income was $4.5 million for the year ended December 31, 2022, as compared to $5.1 million for the year ended December 31, 2021.
Interest Expense. Interest expense increased $4.7 million, or 28.4%, to $21.4 million for the year ended December 31, 2022, as compared to $16.6 million for the year ended December 31, 2021. The increase was due to an increase in interest expense on deposits of $4.1 million, or 65.8%, and an increase in interest expense on borrowings of $651,000, or 6.2%. The increase in interest expense on deposits was attributable to an 11 basis point increase in the cost of interest-bearing deposits to 0.30% for the year ended December 31, 2022, and a $106.6 million, or 3.2% increase in the average balance of interest-bearing deposit accounts. The increase in interest expense on borrowings was attributable to a 40 basis point increase in the average cost of borrowings, partially offset by a $54.4 million, or 10.9%, decrease in average borrowings outstanding.

Net Interest Income. Net interest income for the year ended December 31, 2022, increased $2.7 million, or 1.7%, to $158.3 million, from $155.6 million for the year ended December 31, 2021, primarily due to a $155.3 million, or 3.0%, increase in average interest-earning assets partially offset by a four basis point decrease in net interest margin to 2.97% from 3.01%. The decrease in net interest margin was primarily due to the cost of interest-bearing liabilities increasing faster than the repricing of interest-earning assets. The cost of interest-bearing liabilities increased by 11 basis points to 0.55% for the year ended December 31, 2022, from 0.44% for the year ended December 31, 2021, driven by both higher cost of deposits and borrowed funds, reflective of the rising rate environment. The increase in the cost of borrowings was also due in part to the issuance of $60.9 million of subordinated notes (net of issuance costs) in June 2022. The increase in the cost of interest-bearing liabilities was partially offset by an increase in yields on interest-earning assets, which increased four basis points to 3.37% for the year ended December 31, 2022, from 3.33% for the year ended December 31, 2021.
Provision for Credit Losses. The provision for credit losses on loans increased by $10.7 million to a provision of $4.5 million for the year ended December 31, 2022, compared to a benefit of $6.2 million for the year ended December 31, 2021. The prior year benefit for credit losses was primarily due to the improvement in the economic forecast as a result of the post-pandemic recovery and an improvement in asset quality. The current year provision for credit losses was primarily due to loan growth and a declining macroeconomic forecast, partially offset by an improvement in asset quality and lower net charge-offs. At December 31, 2022, management qualitatively adjusted the economic forecast to account for uncertainty inherent in the third-party economic forecast scenarios utilized. Net charge-offs were $838,000 for the year ended December 31, 2022, as compared to net charge-offs of $2.8 million for the year ended December 31, 2021. Partially offsetting the increase in the provision for credit losses on loans was a decrease in the provision for unfunded commitments of $1.4 million attributable to a decrease in the pipeline of loans approved and awaiting closing, which is a component of other non-interest expense.
Non-interest Income. Non-interest income decreased $6.5 million, or 44.8%, to $8.0 million for the year ended December 31, 2022, from $14.5 million for the year ended December 31, 2021, due primarily to a decrease of $3.9 million in gains on trading securities, net, a $948,000 decrease in gains on sales of loans, a $689,000 decrease in income on bank-owned life insurance attributable to fewer policies in 2022, and a $1.2 million decrease in net realized gains on available-for-sale debt securities. For the year ended December 31, 2022, losses on trading securities were $2.2 million, as compared to gains of $1.7 million for the year ended December 31, 2021. The trading portfolio is utilized to fund the Company’s deferred compensation obligation to certain employees and directors of the Company's deferred compensation plan (the “Plan”). The participants of this Plan, at their election, defer a portion of their compensation. Gains and losses on trading securities have no effect on net income since participants benefit from, and bear the full risk of, changes in the trading securities market values. Therefore, the Company records an equal and offsetting amount in compensation expense, reflecting the change in the Company’s obligations under the Plan. The decrease in gains on sales of loans was due to a $1.4 million gain realized on the sale of approximately $126.3 million of multifamily loans in the second quarter of 2021, as compared to a $453,000 gain realized on the sale of five SBA loans totaling approximately $5.8 million in 2022. Partially offsetting the decreases was an increase of $311,000 in fees and service charges for customer services.
Non-interest Expense. Non-interest expense decreased $2.2 million, or 2.8%, to $76.9 million for the year ended December 31, 2022, compared to $79.2 million for the year ended December 31, 2021. The decrease was primarily due to a $1.7 million decrease in employee compensation and benefits, a $1.4 million decrease in credit loss expense for off-balance sheet credit exposures, and a $715,000 decrease in occupancy expense. The decrease in employee compensation and benefits was due to a $3.9 million decrease in the mark to market of the Company's deferred compensation plan expense, which as discussed above has no effect on net income, as well as a decrease in medical benefit costs, partially offset by an increase in salary expense related to annual merit increases, and an increase in equity award expense related to new awards issued in the first quarter of 2022. The decrease in credit loss expense for off-balance sheet credit exposures was due to a benefit of $1.1 million recorded in the year ended December 31, 2022, compared to a provision of $307,000 for the prior year, attributed to a decrease in the pipeline of loans approved and awaiting closing. The decrease in occupancy expense was primarily related to lower property maintenance costs and depreciation expense. Partially offsetting the decreases were increases in data processing costs of $631,000, attributable to increased customer accounts and a higher number of transactions, professional fees of $250,000, related to higher recruitment, consulting and outsourcing fees, and other expense of $871,000, primarily related to higher charitable contributions and other operating expenses.

Income Tax Expense. The Company recorded income tax expense of $23.7 million for the year ended December 31, 2022, compared to $26.5 million for the year ended December 31, 2021, with the decrease due to lower taxable income. The effective tax rate for the year ended December 31, 2022 was 28.0%, compared to 27.3% for the year ended December 31, 2021.
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

	For the Years Ended December 31,
	2022			2021			2020
	Average Outstanding Balance	Interest	Average Yield/ Rate	Average Outstanding Balance	Interest	Average Yield/ Rate	Average Outstanding Balance	Interest	Average Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Loans (1)	$4,077,175	$160,911	3.95%	$3,862,243	$158,217	4.10%	$3,622,777	$146,570	4.05%
Mortgage-backed securities (2)	863,897	12,461	1.44	975,518	10,640	1.09	1,015,338	16,572	1.63
Other securities (2)	285,385	4,325	1.52	151,495	1,965	1.30	131,832	2,871	2.18
FHLBNY stock	22,541	1,174	5.21	25,420	1,279	5.03	29,992	1,825	6.08
Interest-earning deposits	85,485	817	0.96	164,553	197	0.12	168,011	307	0.18
Total interest-earning assets	5,334,483	179,688	3.37	5,179,229	172,298	3.33	4,967,950	168,145	3.38
Non-interest-earning assets	259,891			299,664			296,128
Total assets	$5,594,374			$5,478,893			$5,264,078

Interest-bearing liabilities:
Savings, NOW, and money market accounts	$2,898,048	$3,610	0.12%	$2,811,552	$3,031	0.11%	$2,356,634	$10,241	0.43%
Certificates of deposit	525,557	6,679	1.27	505,472	3,176	0.63	910,444	14,989	1.65
Total interest-bearing deposits	3,423,605	10,289	0.30	3,317,024	6,207	0.19	3,267,078	25,230	0.77
Borrowings	413,697	9,296	2.25	501,523	10,442	2.08	645,305	13,107	2.03
Subordinated debt	33,436	1,797	5.37	—	—	—	—	—	—
Total interest-bearing liabilities	3,870,738	21,382	0.55	3,818,547	16,649	0.44	3,912,383	38,337	0.98
Non-interest-bearing deposits	907,603			812,805			529,138
Accrued expenses and other liabilities	102,807			97,385			93,210
Total liabilities	4,881,148			4,728,737			4,534,731
Stockholders’ equity	713,226			750,156			729,347
Total liabilities and stockholders’ equity	$5,594,374			$5,478,893			$5,264,078

Net interest income		$158,306			$155,649			$129,808
Net interest rate spread (3)			2.82%			2.89%			2.40%
Net interest-earning assets (4)	$1,463,745			$1,360,682			$1,055,567
Net interest margin (5)			2.97%			3.01%			2.61%
Average interest-earning assets to interest-bearing liabilities			137.82%			135.63%			126.98%

(1)	Includes non-accruing loans.
(2)	Securities available-for-sale are reported at amortized cost.
(3)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(4)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(5)	Net interest margin represents net interest income divided by average total interest-earning assets.

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

	Year Ended December 31,			Year Ended December 31,
	2022 vs. 2021			2021 vs. 2020
			Total			Total
	Increase (Decrease) Due to		Increase	Increase (Decrease) Due to		Increase
	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)
	(Dollars in thousands)
Interest-earning assets:
Loans	$4,493	$(1,799)	$2,694	$9,790	$1,857	$11,647
Mortgage-backed securities	(1,001)	2,822	1,821	(627)	(5,305)	(5,932)
Other securities	1,982	378	2,360	529	(1,435)	(906)
FHLBNY stock	(152)	47	(105)	(256)	(290)	(546)
Interest-earning deposits	(46)	666	620	(6)	(104)	(110)
Total interest-earning assets	5,276	2,114	7,390	9,430	(5,277)	4,153
Interest-bearing liabilities:
Savings, NOW and money market accounts	96	483	579	2,490	(9,700)	(7,210)
Certificates of deposit	110	3,393	3,503	(2,099)	(9,714)	(11,813)
Total deposits	206	3,876	4,082	391	(19,414)	(19,023)
Borrowings	(854)	1,505	651	(3,003)	338	(2,665)
Total interest-bearing liabilities	(648)	5,381	4,733	(2,612)	(19,076)	(21,688)
Change in net interest income	$5,924	$(3,267)	$2,657	$12,042	$13,799	$25,841
Asset Quality
PCD Loans (Held-for-Investment)
Based on a detailed review of PCD loans and experience in loan workouts, management believes it has a reasonable expectation about the amount and timing of future cash flows and accordingly has classified PCD loans of $11.5 million at December 31, 2022 and $15.8 million at December 31, 2021 as accruing, even though they may be contractually past due. At December 31, 2022, 6.8% of PCD loans were past due 30 to 89 days, and 23.0% were past due 90 days or more, as compared to 10.5% and 19.2%, respectively, at December 31, 2021.
Loans
General.  Maintaining loan quality historically has been, and will continue to be, a key element of our business strategy. We employ conservative underwriting standards for new loan originations and maintain sound credit administration practices while the loans are outstanding. In addition, substantially all of our loans are secured, predominantly by real estate. At December 31, 2022, our non-performing loans totaled $10.2 million, or 0.24%, of total loans. At the same time, net charge-offs have remained low at 0.02% of average loans outstanding for the year ended December 31, 2022, as compared to 0.07% for the year ended December 31, 2021, and 0.11% for the year ended December 31, 2020.

Non-performing Assets and Delinquent Loans.  The following table details non-performing assets consisting of non-performing loans held-for-investment and non-performing loans held-for-sale at December 31, 2022 and 2021 (in thousands):

	December 31,
	2022	2021
Non-accrual loans:
Held-for-investment	$6,548	$4,403
Non-accruing loans subject to restructuring agreements:
Held-for-investment	3,265	3,219
Total non-accruing loans held-for-investment	9,813	7,622
Loans 90 days or more past due and still accruing:
Held-for-investment	425	384
Total non-performing loans	10,238	8,006
Other real estate owned	—	100
Total non-performing assets	$10,238	$8,106
Loans subject to restructuring agreements and still accruing	$3,751	$5,820
Accruing loans 30 to 89 days delinquent	$3,644	$1,166

The following table details non-performing loans by loan type at December 31, 2022 and 2021 (in thousands):

	December 31,
	2022	2021
Held-for-investment
Real estate loans:
Multifamily	$3,285	$1,882
Commercial	5,184	5,117
One-to-four family residential	118	314
Home equity and lines of credit	262	281
Commercial and industrial	964	28
Total non-accrual loans held-for-investment	9,813	7,622
Loans delinquent 90 days or more and still accruing:
Real estate loans:
Multifamily	$233	$—
Commercial	8	147
One-to-four family residential	155	165
Commercial and industrial	24	72
Other	5	—
Total loans delinquent 90 days or more and still accruing held-for-investment	425	384
Total non-performing loans	$10,238	$8,006
Other real estate owned	—	100
Total non-performing assets	$10,238	$8,106

At December 31, 2022, the Company had no assets acquired through foreclosure. As of December 31, 2021, other real estate owned was comprised of one property located in New Jersey, which had a carrying value of approximately $100,000, and which was sold during the second quarter of 2022 for an immaterial gain.
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
The following table sets forth the total amounts of delinquencies for accruing loans that were 30 to 89 days past due by type and by amount at the dates indicated (in thousands):

	December 31,
	2022	2021
Real estate loans:
Multifamily	$189	$—
Commercial	900	144
One-to-four family residential	672	593
Home equity and lines of credit	830	412
Commercial and industrial loans	1,048	2
Other loans	5	15
	$3,644	$1,166
Included in non-accruing loans held-for-investment are TDR loans totaling $3.3 million and $3.2 million at December 31, 2022 and December 31, 2021, respectively. At December 31, 2022, three of the non-accruing TDRs totaling $547,000 were not performing in accordance with their restructured terms. Two of the loans totaling $477,000 are collateralized by real estate with an appraised value of $2.4 million. A third loan in the amount of $70,000 is an unsecured commercial and industrial loan which has a provision against it. At December 31, 2021, one of the non-accruing TDRs totaling $368,000 was not performing in accordance with its restructured terms, and is collateralized by real estate with an appraised value of $620,000.

The Company also holds loans held-for-investment subject to restructuring agreements that are on accrual status, which totaled $3.8 million and $5.8 million at December 31, 2022 and December 31, 2021, respectively. At December 31, 2022, $3.6 million, or 98.4% of the $3.8 million of accruing loans subject to restructuring agreements, were performing in accordance with their restructured terms. At December 31, 2021, $5.7 million, or 97.5% of the $5.8 million of accruing loans subject to restructuring agreements, were performing in accordance with their restructured terms. Generally, the types of concessions that we make to troubled borrowers include both temporary and permanent reductions to interest rates, extensions of payment terms, and, to a lesser extent, forgiveness of principal and interest.

The table below sets forth the amounts and categories of TDRs as of December 31, 2022, and December 31, 2021 (in thousands):

	At December 31,
	2022		2021
	Non-Accruing	Accruing	Non-Accruing	Accruing
Real estate loans:
Commercial	$3,069	$3,034	$3,219	$3,508
One-to-four family residential	—	666	—	1,562
Multifamily	126	—	—	603
Home equity and lines of credit	—	27	—	38
Commercial and industrial loans	70	24	—	109
	$3,265	$3,751	$3,219	$5,820
Performing in accordance with restructured terms	83.2%	94.8%	88.6%	97.5%

Allowance for Credit Losses

On January 1, 2021, the Company adopted the CECL standard and as a result of the adoption recorded a $10.4 million increase to its allowance for credit losses on loans, including $6.8 million related to PCD loans.

The allowance for credit losses to non-performing loans decreased from 486.60% at December 31, 2021 to 416.26% at December 31, 2022. This decrease was primarily attributable to an increase in non-performing loans of $2.2 million, from $8.1 million at December 31, 2021 to $10.2 million at December 31, 2022.

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
The allowance for credit losses to total loans held-for-investment, net, was 1.00% (1.01% excluding PPP loans which are fully government guaranteed and do not carry any allowance for credit losses) at December 31, 2022, as compared to 1.02% and 1.03%, respectively, at December 31, 2021. The slight decrease in the coverage ratio from December 31, 2021 was primarily attributable growth in the portfolio from $3.81 billion at December 31, 2021, to $4.24 billion at December 31, 2022. Net charge-offs were $838,000, $2.8 million, and $3.8 million for the years ended December 31, 2022, 2021, and 2020, respectively.
Specific reserves on loans individually evaluated for impairment increased by $8,000, or 26.5%, from $30,200 at December 31, 2021, to $38,200 at December 31, 2022. At December 31, 2022, the Company had 20 loans classified as individually impaired and recorded $38,200 of specific reserves on four of the 20 impaired loans. At December 31, 2021, the Company had 25 loans classified as individually impaired and recorded $30,200 of specific reserves on four of the 25 impaired loans.

The following table sets forth activity in our allowance for credit losses, by loan type, at December 31, for the years indicated (in thousands):

	Real estate loans
	Commercial (1)	One-to-four Family Residential	Construction and Land	Home Equity and Lines of Credit	Commercial and Industrial	Other	PCI/ PCD	Total Allowance for Credit Losses
2019	$25,094	$180	$536	$317	$1,640	$151	$789	$28,707
Provision/(benefit) for loan losses	11,710	22	678	(84)	283	41	92	12,742
Recoveries	414	5	—	27	13	6	—	465
Charge-offs	(4,213)	—	—	—	(94)	—	—	(4,307)
2020	33,005	207	1,214	260	1,842	198	881	37,607
Impact of CECL Adjustment	(1,949)	5,233	(921)	419	947	(188)	6,812	10,353
Balance at January 1, 2021	31,056	5,440	293	679	2,789	10	7,693	47,960
(Benefit)/provision for credit losses	(4,331)	(1,903)	(124)	(145)	991	(3)	(669)	(6,184)
Recoveries	60	29	—	26	39	5	119	278
Charge-offs	—	(21)	—	—	(646)	(3)	(2,411)	(3,081)
2021	26,785	3,545	169	560	3,173	9	4,732	38,973
Provision/(benefit) for credit losses	2,876	359	155	287	1,243	(12)	(426)	4,482
Recoveries	102	32	—	19	144	12	178	487
Charge-offs	(278)	—	—	—	(446)	—	(601)	(1,325)
2022	$29,485	$3,936	$324	$866	$4,114	$9	$3,883	$42,617

(1) Commercial includes commercial real estate loans collateralized by owner-occupied, non-owner occupied, and multifamily properties.
During the year ended December 31, 2022, the Company recorded net charge-offs of $838,000, as compared to net charge-offs of $2.8 million for the year ended December 31, 2021, and net charge-offs of $3.8 million for the year ended December 31, 2020. Charge-offs in 2022 and 2021 were primarily related to PCD loans and unsecured commercial and industrial loans. Charge-offs in 2020 were primarily related to high risk, commercial real estate accommodation (hotel/motel) loans on COVID-19 forbearance that were transferred to held-for-sale. The increase in the allowance for credit losses from 2021 to 2022 for commercial, one-to-four family residential loans, construction and land loans, home equity loans and lines of credit, and commercial and industrial loans was primarily attributable to growth in the portfolios and a worsening macroeconomic outlook. The decrease in the allowance for credit losses for PCD loans was primarily attributable to a decrease in the PCD portfolio in 2022 due to payoffs of loans.

Management of Market Risk
General.  A majority of our assets and liabilities are monetary in nature. Consequently, our most significant form of market risk is interest rate risk. Our assets, consisting primarily of mortgage-related securities and loans, generally have longer maturities than our liabilities, which consist primarily of deposits and wholesale borrowings. As a result, a principal part of our business strategy involves managing interest rate risk and limiting the exposure of our net interest income to changes in market interest rates. Accordingly, our Board of Directors has established a Management Asset-Liability Committee, comprised of our Senior Vice President ("SVP") & Chief Investment Officer and Treasurer, who chairs this Committee, our President & Chief Executive Officer, our Executive Vice President ("EVP") & Chief Risk Officer, our EVP & Chief Financial Officer, our SVP & Chief Credit Officer and our SVP & Director of Marketing, and other officers and staff as necessary or appropriate. This Committee is responsible for, among other things, evaluating the interest rate risk inherent in our assets and liabilities, for recommending to the risk management committee of our Board of Directors the level of risk that is appropriate given our business strategy, operating environment, capital, liquidity and performance objectives, and for managing this risk consistent with the guidelines approved by the Board of Directors.
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

The following tables set forth, as of December 31, 2022 and December 31, 2021, our calculation of the estimated changes in our NPV, NPV ratio, and percent change in net interest income that would result from the designated instantaneous and sustained changes in interest rates (dollars in thousands). Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments and deposit repricing characteristics including decay rates, and correlations to movements in interest rates, and should not be relied on as indicative of actual results.

	NPV at December 31, 2022
Change in Interest Rates (basis points)	Estimated Present Value of Assets	Estimated Present Value of Liabilities	Estimated NPV	Estimated Change In NPV	Estimated Change in NPV %	Estimated NPV/Present Value of Assets Ratio	Next 12 Months Net Interest Income Percent Change	Months 13-24 Net Interest Income Percent Change
+400	$4,850,423	$4,057,885	$792,538	$(227,578)	(22.31)%	16.34%	(25.83)%	(11.03)%
+300	4,967,247	4,126,616	840,631	(179,485)	(17.59)%	16.92%	(19.51)%	(8.90)%
+200	5,106,889	4,198,831	908,058	(112,058)	(10.98)%	17.78%	(12.01)%	(4.41)%
+100	5,244,669	4,274,947	969,722	(50,394)	(4.94)%	18.49%	(5.33)%	(1.19)%
—	5,375,689	4,355,573	1,020,116	—	—%	18.98%	—%	—%
(100)	5,503,211	4,464,131	1,039,080	18,964	1.86%	18.88%	0.76%	(3.80)%
(200)	5,626,336	4,586,245	1,040,091	19,975	1.96%	18.49%	0.00%	(8.91)%

The table above indicates that at December 31, 2022, in the event of a 200 basis point decrease in interest rates, we would experience a 1.96% increase in estimated net portfolio value, a 0% change in net interest income in year one, and an 8.91% decrease in net income in year two. In the event of a 400 basis point increase in interest rates, we would experience a 22.31% decrease in estimated net portfolio value, a 25.83% decrease in net interest income in year one and an 11.03% decrease in net interest income in year two.

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
The table above indicates that at December 31, 2021, in the event of a 200 basis point decrease in interest rates, we would experience a 2.79% increase in estimated net portfolio value, a 6.02% decrease in net interest income in year one and a 11.42% decrease in net income in year two. In the event of a 400 basis point increase in interest rates, we would experience a 13.48% decrease in estimated net portfolio value, a 14.49% increase in net interest income in year one and a 4.48% increase in net interest income in year two.
Our policies provide that, in the event of a 200 basis point decrease or less in interest rates, our net present value ratio should decrease by no more than 300 basis points and 10%, and in the event of a 400 basis point increase or less, our net present value should decrease by no more than 475 basis points and 35%. In the event of a 200 basis point decrease or less, our projected net interest income should decrease by no more than 10% in year one and 16% in year two, and in the event of a 400 basis point increase or less, our projected net interest income should decrease by no more than 38% in year one and 26% in year two. At December 31, 2022 and December 31, 2021, we were in compliance with all Board-approved policies with respect to interest rate risk management.

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
Liquidity and Capital Resources
Liquidity is the ability to fund assets and meet obligations as they come due. Our primary sources of funds consist of deposit inflows, loan repayments, borrowings through repurchase agreements, advances from money center banks and the FHLBNY, and repayments, maturities and sales of securities. While maturities and scheduled amortization of loans and securities are reasonably predictable sources of funds, deposit flows, mortgage prepayments and security sales are greatly influenced by general interest rates, economic conditions, and competition. Our Board Risk Committee is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and withdrawals of deposits by our customers as well as unanticipated contingencies. We seek to maintain a ratio of liquid assets (not subject to pledge or encumbered) as a percentage of deposits and borrowings of 35% or greater. At December 31, 2022, this ratio was 49.60%.  We believe that we had sufficient sources of liquidity to satisfy our short- and long-term liquidity needs at December 31, 2022.
We regularly adjust our investments in liquid assets based on our assessment of:
•expected loan demand;
•expected deposit flows;
•yields available on interest-earning deposits and securities; and
•the objectives of our asset/liability management program.
Our most liquid assets are cash and cash equivalents, corporate bonds, and unpledged mortgage-related securities issued or guaranteed by the U.S. Government, Fannie Mae, or Freddie Mac, that we can either borrow against or sell. We also have the ability to surrender bank-owned life insurance contracts. The surrender of these contracts would subject the Company to income taxes and penalties for increases in the cash surrender values over the original premium payments. We also have the ability to obtain additional funding from the FHLB and Federal Reserve Bank utilizing unencumbered and unpledged securities and multifamily loans. Any amount pledged for such deposits under the line of credit reduces the Company's available borrowing amount under the FHLB advance agreement. The Company continues to maintain an adequate liquidity position and expects to have sufficient funds available to meet current commitments in the normal course of business.
The Company had the following primary sources of liquidity at December 31, 2022 (in thousands):

Cash and cash equivalents(1)	$31,269
Corporate bonds(2)	$168,032
Multifamily loans(2)	$1,573,615
Mortgage-backed securities (issued or guaranteed by the U.S. Government, Fannie Mae, or Freddie Mac)(2)	$191,821

(1) Excludes $14.5 million of cash at Northfield Bank.
(2) Represents remaining borrowing potential.

At December 31, 2022, we had $37.5 million in outstanding loan commitments. In addition, we had $288.4 million in unused lines of credit to borrowers. Certificates of deposit due within one year of December 31, 2022 totaled $685.3 million, or 16.5% of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including loan sales, securities sales, other deposit products, including replacement certificates of deposit, securities sold under agreements to repurchase (repurchase agreements), and advances from the FHLBNY and other borrowing sources. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit. Based on experience, we believe that a significant portion of such deposits will remain with us, and we have the ability to attract and retain deposits by adjusting the interest rates offered.
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
Northfield Bancorp, Inc. is a separate legal entity from Northfield Bank and must provide for its own liquidity to fund dividend payments, stock repurchases, and other corporate items. The Company’s primary source of liquidity is the receipt of dividend payments from the Bank in accordance with applicable regulatory requirements. At December 31, 2022, Northfield Bancorp, Inc. (unconsolidated) had liquid assets of $40.0 million.
Northfield Bank and Northfield Bancorp, Inc. are both subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning assets and off-balance sheet items to broad risk categories. At December 31, 2022, both Northfield Bank and Northfield Bancorp, Inc. exceeded all regulatory capital requirements and are considered “well capitalized” under regulatory guidelines.  See “Item 1. Business - Supervision and Regulation” and Note 16 of the Notes to the Consolidated Financial Statements.
Off-Balance Sheet Arrangements and Aggregate Contractual Obligations
Commitments. As a financial services provider, we routinely are a party to various financial instruments with off-balance-sheet risks, such as commitments to extend credit, and unused lines of credit. While these contractual obligations represent our potential future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon. Such commitments are subject to the same credit policies and approval process applicable to loans we originate. In addition, we routinely enter into commitments to sell mortgage loans; such amounts are not significant to our operations. For additional information, see Note 15 of the Notes to the Consolidated Financial Statements.
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
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Northfield Bancorp, Inc. and subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated statements of comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 1, 2023 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
Change in Accounting Principle
As discussed in Note 1 to the consolidated financial statements, the Company has elected to change its method of accounting for the recognition and measurement of credit losses as of January 1, 2021 due to the adoption of ASC Topic 326, Financial Instruments - Credit Losses.
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

Allowance for credit losses for loans evaluated on a collective basis
As discussed in Notes 1 and 7 to the consolidated financial statements, the Company’s total allowance for credit losses on loans as of December 31, 2022 was $42.6 million, of which $38.7 million related to the allowance for credit losses on loans evaluated on a collective basis (collective ACL). Loans that share similar risk characteristics are grouped into portfolio pools for collective evaluation. The Company’s collective ACL consists of a quantitative component and qualitative adjustments. To estimate the quantitative component of the collective ACL, the Company uses a risk rating migration model that calculates an expected life-of-loan loss percentage for each loan by generating probability of default (PD) and loss given default (LGD) metrics. These metrics are multiplied by the exposure at default (EAD), taking into consideration prepayments, to calculate the quantitative component of the collective ACL. These metrics consider a variety of factors such as the migration of loans from performing to loss by credit risk rating or delinquency categories using historical life-of-loan analysis periods for each loan portfolio pool, the Company’s own historical loss experience over the historical life-of-loan analysis periods, comparable peer data loss history over the historical life-of-loan analysis periods, as well as economic scenarios over a reasonable and supportable forecast period, after which the Company immediately reverts to historical loss experience for the remaining life of the loans. The collective ACL also includes qualitative adjustments to address risks that may not be adequately represented in the risk rating migration model.

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
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s measurement of the collective ACL estimate, including controls over the:
•development of the collective ACL methodology, including the selection of the risk rating migration model
•continued use and appropriateness of the risk rating migration model
•identification and determination of the key assumptions used to estimate the PD and LGD in the risk rating migration model
•development of the qualitative adjustments, including the significant assumptions used in the measurement of the qualitative adjustments
•analysis of the collective ACL results, trends, and ratios.
We evaluated the Company’s process to develop the collective ACL estimate by testing certain sources of data, factors, and assumptions that the Company used, and considered the relevance and reliability of such data, factors and assumptions. In addition, we involved credit risk professionals with specialized skills and knowledge, who assisted in:
•evaluating the Company’s collective ACL methodology for compliance with U.S. generally accepted accounting principles
•evaluating judgments made by the Company relative to the assessment of the risk rating migration model by comparing them to relevant Company-specific metrics and trends and the applicable industry and regulatory practices
•assessing the conceptual soundness and performance testing of the risk rating migration model by inspecting the model documentation to determine whether the model is suitable for its intended use
•evaluating the selection and weighting of the economic forecast scenarios by comparing them to the Company’s business environment and relevant industry practices
•evaluating the length of the reasonable and supportable forecast period and reversion method by comparing them to specific portfolio risk characteristics and trends
•evaluating judgments made by management in developing estimated prepayments by comparing to specific portfolio risk characteristics and trends
•testing individual credit risk ratings for a selection of commercial loans by evaluating the financial performance of the borrower, sources of repayment, and any relevant guarantees or underlying collateral

•evaluating the methodology used to develop the qualitative adjustments and the effect of those adjustments on the collective ACL compared with relevant credit risk factors and consistency with credit trends and the identified limitations of the underlying risk rating migration model.
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
March 1, 2023

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Northfield Bancorp, Inc.:
Opinion on Internal Control Over Financial Reporting
We have audited Northfield Bancorp, Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2022 and 2021, the related consolidated statements of comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes (collectively, the consolidated financial statements), and our report dated March 1, 2023 expressed an unqualified opinion on those consolidated financial statements.
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
/s/ KPMG LLP
Short Hills, New Jersey
March 1, 2023

NORTHFIELD BANCORP, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	At December 31,
	2022	2021
	(Dollars in thousands, except share data)
ASSETS:
Cash and due from banks	$14,530	$18,191
Interest-bearing deposits in other financial institutions	31,269	72,877
Total cash and cash equivalents	45,799	91,068
Trading securities	10,751	13,461
Debt securities available-for-sale, at estimated fair value (and no allowance for credit losses at December 31, 2022 and December 31, 2021)	952,173	1,208,237
Debt securities held-to-maturity, at amortized cost	10,760	5,283
(estimated fair value of $10,389 at December 31, 2022, and $5,475 at December 31, 2021)
Equity securities	10,443	5,342
Loans held-for-investment, net	4,243,693	3,806,617
Allowance for credit losses	(42,617)	(38,973)
Net loans held-for-investment	4,201,076	3,767,644
Accrued interest receivable	17,426	14,572
Bank-owned life insurance	167,912	164,500
Federal Home Loan Bank (“FHLB”) of New York stock, at cost	30,382	22,336
Operating lease right-of-use assets	34,288	33,943
Premises and equipment, net	24,844	25,937
Goodwill	41,012	41,012
Other assets	54,427	37,207
Total assets	$5,601,293	$5,430,542

LIABILITIES AND STOCKHOLDERS’ EQUITY:
LIABILITIES:
Deposits	$4,150,219	$4,169,334
Securities sold under agreements to repurchase	25,000	50,000
FHLB advances and other borrowings	558,859	371,755
Subordinated debentures, net of issuance costs	60,996	—
Operating lease liabilities	39,790	39,851
Advance payments by borrowers for taxes and insurance	25,995	24,909
Accrued expenses and other liabilities	39,044	34,810
Total liabilities	4,899,903	4,690,659

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value; 25,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value; 150,000,000 shares authorized, 64,770,875 shares issued at December 31, 2022 and 2021, respectively, 47,442,488 and 49,266,733 shares outstanding at December 31, 2022 and 2021, respectively	648	648
Additional paid-in-capital	590,249	589,972
Unallocated common stock held by employee stock ownership plan	(15,650)	(17,058)
Retained earnings	418,353	381,361
Accumulated other comprehensive (loss) income	(48,331)	2,063
Treasury stock at cost; 17,328,387 and 15,504,142 shares at December 31, 2022 and 2021, respectively	(243,879)	(217,103)
Total stockholders’ equity	701,390	739,883
Total liabilities and stockholders’ equity	$5,601,293	$5,430,542

See accompanying notes to consolidated financial statements.

NORTHFIELD BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income

	Years ended December 31,
	2022	2021	2020
	(Dollars in thousands, except share and per share data)
Interest income:
Loans	$160,911	$158,217	$146,570
Mortgage-backed securities	12,461	10,640	16,572
Other securities	4,325	1,965	2,871
FHLB of New York dividends	1,174	1,279	1,825
Deposits in other financial institutions	817	197	307
Total interest income	179,688	172,298	168,145
Interest expense:
Deposits	10,289	6,207	25,230
Borrowings	9,296	10,442	13,107
Subordinated debt	1,797	—	—
Total interest expense	21,382	16,649	38,337
Net interest income	158,306	155,649	129,808
Provision/(benefit) for credit losses	4,482	(6,184)	12,742
Net interest income after provision/(benefit) for credit losses	153,824	161,833	117,066
Non-interest income:
Fees and service charges for customer services	5,705	5,394	3,967
Income on bank-owned life insurance	3,414	4,103	3,774
Gains on available-for-sale debt securities, net	279	1,495	327
(Losses)/gains on trading securities, net	(2,206)	1,703	1,601
Gains on sale of loans	453	1,401	665
Other	338	357	1,138
Total non-interest income	7,983	14,453	11,472
Non-interest expense:
Compensation and employee benefits	41,961	43,677	41,437
Occupancy	13,241	13,956	15,152
Furniture and equipment	1,730	1,737	1,519
Data processing	7,415	6,784	8,123
Professional fees	3,846	3,596	4,141
Advertising	2,159	2,358	2,088
Federal Deposit Insurance Corporation (FDIC) insurance	1,407	1,365	885
Credit loss (benefit)/expense for off-balance sheet exposures	(1,061)	307	—
Other	6,250	5,379	5,168
Total non-interest expense	76,948	79,159	78,513
Income before income tax expense	84,859	97,127	50,025
Income tax expense	23,740	26,473	13,037
Net income	$61,119	$70,654	$36,988
Net income per common share:
Basic	$1.32	$1.46	$0.76
Diluted	$1.32	$1.45	$0.76

Basic weighted average shares outstanding	46,234,122	48,416,495	48,721,504
Diluted weighted average shares outstanding	46,438,119	48,754,263	48,785,963

See accompanying notes to consolidated financial statements.

NORTHFIELD BANCORP, INC. AND SUBSIDIARIES Consolidated Statements of Comprehensive Income - (Continued)

	Years ended December 31,
	2022	2021	2020
	(Dollars in thousands)
Net income	$61,119	$70,654	$36,988
Other comprehensive (loss) income:
Unrealized (losses) gains on debt securities available-for-sale:
Net unrealized holding (losses) gains	(69,876)	(13,916)	12,077
Less: reclassification adjustment for net gains included in net income	(279)	(1,495)	(327)
Net unrealized (losses) gains	(70,155)	(15,411)	11,750
Post-retirement benefits adjustment	172	—	—
Other comprehensive (loss) income, before tax	(69,983)	(15,411)	11,750
Income tax benefit (expense) related to net unrealized holding (losses) gains on debt securities available-for-sale	19,558	3,895	(3,380)
Income tax expense related to reclassification adjustment for gains included in net income	79	419	91
Income tax expense related to post-retirement benefits adjustment	(48)	—	—
Other comprehensive (loss) income, net of tax	(50,394)	(11,097)	8,461
Comprehensive income	$10,725	$59,557	$45,449

See accompanying notes to consolidated financial statements.

NORTHFIELD BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders’ Equity

	For the years ended December 31, 2022, 2021 and 2020
	Common Stock			Unallocated Common Stock Held by the Employee Stock Ownership Plan		Accumulated Other Comprehensive Income (loss) Net of tax
	Shares Outstanding	Par Value	Additional Paid-in Capital		Retained Earnings		Treasury Stock	Total Stockholders' Equity
	(Dollars in thousands, except share and per share data)
Balance at December 31, 2019	49,175,347	$609	$548,486	$(19,740)	$322,581	$4,699	$(160,782)	$695,853
Net income					36,988			36,988
Other comprehensive income, net of tax						8,461		8,461
ESOP shares allocated or committed to be released			569	1,211				1,780
Stock compensation expense			1,432					1,432
Net issuance of restricted stock	83,744		(1,145)				1,145	—
Net forfeitures of restricted stock	(3,573)		34				(34)	—
Exercise of stock options, net	13,000		(4)				179	175
Cash dividends declared ($0.44 per common share)					(21,476)			(21,476)
Issuance of stock for VSB Bancorp, Inc. acquisition	3,837,168	39	41,134					41,173
Treasury stock (average cost of $11.59 per share)	(895,789)						(10,405)	(10,405)
Balance at December 31, 2020	52,209,897	648	590,506	(18,529)	338,093	13,160	(169,897)	753,981
Cumulative adjustment for adoption of ASU 2016-13 (“CECL”)					(3,087)			(3,087)
Balance at January 1, 2021	52,209,897	648	590,506	(18,529)	335,006	13,160	(169,897)	750,894
Net income					70,654			70,654
Other comprehensive loss, net of tax						(11,097)		(11,097)
ESOP shares allocated or committed to be released			1,178	1,471				2,649
Stock compensation expense			994					994
Net issuance of restricted stock	147,315		(1,821)				1,821	—
Net forfeitures of restricted stock	(13,280)		178				(178)	—
Exercise of stock options, net	265,501		(1,063)				4,472	3,409
Cash dividends declared ($0.50 per common share)					(24,299)			(24,299)
Treasury stock (average cost of $15.91 per share)	(3,342,700)						(53,321)	(53,321)
Balance at December 31, 2021	49,266,733	648	589,972	(17,058)	381,361	2,063	(217,103)	739,883
Net income					61,119			61,119
Other comprehensive loss, net of tax						(50,394)		(50,394)
ESOP shares allocated or committed to be released			967	1,408				2,375
Stock compensation expense			1,753					1,753
Net issuance of restricted stock	157,416		(2,484)				2,484	—
Net forfeitures of restricted stock	(20,415)		293				(293)	—
Exercise of stock options, net	130,911		(252)				1,914	1,662
Cash dividends declared ($0.52 per common share)					(24,127)			(24,127)
Treasury stock (average cost of $14.72 per share)	(2,092,157)						(30,881)	(30,881)
Balance at December 31, 2022	47,442,488	$648	$590,249	$(15,650)	$418,353	$(48,331)	$(243,879)	$701,390
See accompanying notes to consolidated financial statements.

NORTHFIELD BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	Years Ended December 31,
	2022	2021	2020
	(Dollars in thousands)
Cash flows from operating activities:
Net income	$61,119	$70,654	$36,988
Adjustments to reconcile net income to net cash provided by operating activities:
Provision/(benefit) for credit losses	4,482	(6,184)	12,742
ESOP and stock compensation expense	4,128	3,643	3,212
Depreciation	3,645	3,889	3,878
Amortization of premiums and deferred loan costs, net of accretion of discounts and deferred loan fees	9,306	2,587	4,073
Amortization of debt issuance costs	112	—	—
Amortization of intangible assets	174	200	229
Amortization of operating lease right-of-use assets	4,626	4,395	4,586
Income on bank-owned life insurance	(3,414)	(4,103)	(3,774)
Net gain on sale of loans held-for-sale	(453)	(1,401)	(665)
Proceeds from loans held-for-sale	3,544	—	—
Origination of loans held-for-sale	(3,364)	—	—
Gains on available-for-sale debt securities, net	(279)	(1,495)	(327)
Losses (gains) on trading securities, net	2,206	(1,703)	(1,601)
Gain on sale of other real estate owned, net	(17)	—	—
Net sales of trading securities	504	533	532
(Increase) decrease in accrued interest receivable	(2,924)	118	1,334
(Increase) decrease in other assets	(3,673)	(14,531)	1,294
Deferred tax (benefit)/provision	(625)	3,159	(3,058)
Increase (decrease) in accrued expenses and other liabilities	4,234	4,998	(4,229)
Net cash provided by operating activities	83,331	64,759	55,214
Cash flows from investing activities:
Net increase in loans receivable	(430,849)	(105,455)	(276,616)
Purchase of loans	(10,183)	—	—
Proceeds from sale of loans	2,796	151,559	48,165
Purchase of FHLB of New York stock	(44,564)	(220)	(10,497)
Redemption of FHLB of New York stock	36,518	6,525	21,735
Purchases of debt securities available-for-sale	(168,973)	(746,967)	(572,342)
Purchases of equity securities	(5,046)	(5,089)	(27)
Principal payments and maturities on debt securities available-for-sale	305,027	454,414	556,920
Principal payments and maturities on debt securities held-to-maturity	720	1,879	1,462
Purchases of securities held-to-maturity	(6,237)	—	—
Proceeds from sale of debt securities available-for-sale	41,479	328,966	23,628
Proceeds from sale of equity securities	—	—	3,115
Proceeds from bank-owned life insurance	1,526	1,021	2,716
Proceeds from sale of other real estate owned	125	—	—
Purchases and improvements of premises and equipment	(2,552)	(1,638)	(3,059)
Net cash acquired in business combinations	—	—	72,875
Net cash (used in) provided by investing activities	(280,213)	84,995	(131,925)
Cash flows from financing activities:
Net (decrease) increase in deposits	(19,115)	92,783	313,726
Dividends paid	(24,127)	(24,299)	(21,476)
Exercise of stock options	1,662	3,409	175
Purchase of treasury stock	(30,881)	(53,321)	(10,405)
Increase (decrease) in advance payments by borrowers for taxes and insurance	1,086	5,232	(368)
Proceeds from issuance of subordinated debt, net of issuance costs	60,884	—	—
Proceeds from securities sold under agreements to repurchase and other borrowings	282,104	—	370,785
Repayments related to securities sold under agreements to repurchase and other borrowings	(120,000)	(170,034)	(636,000)
Net cash provided by (used in) financing activities	151,613	(146,230)	16,437
Net (decrease) increase in cash and cash equivalents	(45,269)	3,524	(60,274)
Cash and cash equivalents at beginning of year	91,068	87,544	147,818
Cash and cash equivalents at end of year	$45,799	$91,068	$87,544

NORTHFIELD BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows - (Continued)

	Years Ended December 31,
	2022	2021	2020
	(Dollars in thousands)
Supplemental cash flow information:
Cash paid during the year for:
Interest	$19,282	$17,451	$39,584
Income taxes	22,094	28,476	15,169
Non-cash transactions:
Loans charged-off, net	838	2,803	3,842
Transfers of loans held-for-investment to loans held-for-sale, at fair value	2,523	131,883	67,395
Transfers of loans held-for-sale at fair value to loans held-for-investment	—	1,612	—
Transfers of loans held-for-investment to other real estate owned	—	100	—
Right-of-use assets obtained in exchange for new lease liabilities	4,983	1,596	3,568
Acquisition:
Non-cash assets acquired, at fair value:
Securities available-for-sale	—	—	126,931
Loans	—	—	180,431
Accrued interest receivable	—	—	1,415
Bank-owned life insurance	—	—	5,714
Premises and equipment	—	—	7,789
Goodwill and other intangible assets	—	—	2,909
Other assets	—	—	4,702
Total non-cash assets acquired	—	—	329,891
Non-cash liabilities assumed, at fair value:
Deposits	—	—	354,592
Other liabilities	—	—	7,001
Total non-cash liabilities assumed	—	—	361,593
Net non-cash liabilities assumed	—	—	(31,702)
Net cash and cash equivalents acquired	—		72,875
Common stock issued in acquisition	$—	$—	$41,173

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

(b)    Recent Accounting Pronouncements

ASU No. 2016-03. In June 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13, “Financial Instruments - Credit Losses (Topic 326): “Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”). This guidance was subsequently amended by ASU No. 2019-04, “Codification Improvements to Topic 326, Financial Instruments-Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments”; ASU No. 2019-05, “Financial Instruments-Credit Losses (Topic 326): Targeted Transition Relief”; and ASU No. 2019-11, “Codification Improvements to Topic 326, Financial Instruments-Credit Losses”. ASU No. 2016-13 and its subsequent updates are collectively known as “CECL”. CECL replaces the current incurred loss impairment model that recognizes losses when a probable threshold is met with a requirement to recognize lifetime expected credit losses immediately when a financial asset is originated or purchased. For available-for-sale debt securities where fair value is less than cost, credit-related impairment would be recognized in an allowance for credit losses and adjusted in each subsequent period for changes in credit risk. CECL also expands the disclosure requirements regarding an entity’s assumptions, models, and methods for estimating the allowance for credit losses. The Company adopted ASU 2016-13 and its related amendments on January 1, 2021, using a modified retrospective approach.

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

NORTHFIELD BANCORP, INC.  AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
ASU No. 2019-12. In December 2019, the FASB issued ASU No. 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes.” ASU No. 2019-12 simplifies accounting for income taxes by removing specific technical exceptions in ASC 740 related to the incremental approach for intra-period tax allocation, the methodology for calculating income taxes in an interim period and the recognition for deferred tax liabilities for outside basis differences. ASU No. 2019-12 also simplifies aspects of the accounting for franchise taxes and enacted changes in tax laws or rates and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. The amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. The Company adopted ASU 2019-12 on January 1, 2021, which did not have a material impact on the Company's Consolidated Financial Statements.

ASU No. 2020-04. In March, 2020, the FASB issued ASU No. 2020-04, “Reference Rate Reform ("ASC 848"): Facilitation of the Effects of Reference Rate Reform on Financial Reporting”, which provides temporary optional guidance to ease the potential burden in accounting for reference rate reform. The ASU provides optional expedients and exceptions for applying generally accepted accounting principles to contract modifications and hedging relationships, subject to meeting certain criteria, that reference the London Inter-Bank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued. It is intended to help stakeholders during the global market-wide reference rate transition period. The guidance is effective for all entities as of March 12, 2020 through December 31, 2022. However, in December 2022, the FASB issued ASU 2022-06, deferring the sunset date to December 31, 2024. The Company has evaluated the regulatory requirements to cease the use of LIBOR and has put in place systems and capabilities for this purpose. The adoption of this ASU is not expected to have a material impact on the Company's Consolidated Financial Statements.

ASU No. 2022-02. In March 2022, the FASB issued ASU No. 2022-02, “Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures”. The amendments in this ASU were issued to (1) eliminate accounting guidance for TDRs by creditors, while enhancing disclosure requirements for certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty; (2) require disclosures of current period gross write-offs by year of origination for financing receivables and net investments in leases. For entities that have adopted the amendments in ASU 2016-13, Measurement of Credit Losses on Financial Instruments, this update will be effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2022. Early adoption is permitted. The amendments in this ASU are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The adoption of this ASU is not expected to have a material impact on the Company's Consolidated Financial Statements.

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

NORTHFIELD BANCORP, INC.  AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
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

The Company has made the accounting policy election to exclude accrued interest receivable on securities from the estimate of credit losses. Accrued interest receivable totaled $2.8 million and $2.5 million, respectively, at December 31, 2022 and 2021 and is reported in accrued interest receivable on the consolidated balance sheets.

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

Allowance for Credit Losses on Loans

Under ASU 2016-13 the Company determines the allowance for credit losses on loans based upon a consideration of its historical portfolio loss experience, current borrower-specific risk characteristics, current conditions, forecasts of future economic conditions, reversion period, prepayments, and qualitative adjustments. The allowance is measured on a collective (loan segment) basis when similar risk characteristics exist. Loans that do not share common risk characteristics are evaluated on an individual basis and are excluded from the collective evaluation. Accrued interest on loans is excluded from the calculation of the allowance for credit losses due to the Company's non-accrual policy which results in the reversal of uncollectible accrued interest on non-accrual loans against interest income in a timely manner. Accrued interest receivable on loans held-for-investment totaled $11.7 million and $9.4 million, respectively, at December 31, 2022 and 2021 and is reported in accrued interest receivable on the consolidated balance sheets.

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

NORTHFIELD BANCORP, INC.  AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
The Company utilizes a two-year reasonable and supportable forecast period after which estimated losses revert to historical loss experience immediately for the remaining life of the loan. In establishing its estimate of expected credit losses, the Company utilizes five externally-sourced forward-looking economic scenarios developed by Moody's Analytics (“Moody's”). Management utilizes five different Moody's scenarios so as to incorporate uncertainties related to the economic environment. These scenarios, which range from more benign to more severe economic outlooks, include a ‘most likely outcome’ (the “Baseline” scenario) and four less likely scenarios referred to as the “Upside” and “Downside” scenarios. Each scenario is assigned a weighting with a majority of the weighting placed on the Baseline scenario and lower weights placed on both the Upside and Downside scenarios. The weighting assigned by management is based on the economic outlook and available information at the reporting date. The model projects economic variables under each scenario based on detailed statistical analyses. The Company has identified and selected key variables that most closely correlated to its historical credit performance, which include: Gross domestic product, unemployment, and three collateral indices: the Commercial Property Price Index, the Commercial Property Price Apartment Index and the Case-Shiller Home Price Index.

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
The Company elected to exclude accrued interest on loans from the amortized cost of loans held for investment. The accrued interest is reported in accrued interest receivable on the consolidated balance sheet and totaled $11.7 million and $9.4 million, respectively, at December 31, 2022 and 2021.
PCD Loans
The Company adopted CECL using the prospective transition approach for PCD loans that were previously classified as PCI loans and accounted for under Accounting Standards Codification (“ASC”) Subtopic 310-30, “Loans and Debt Securities Acquired with Deteriorated Credit Quality.” In accordance with the standard, management did not reassess whether PCI loans met the criteria of PCD loans as of the date of adoption. On January 1, 2021, the amortized cost basis of the PCD assets was adjusted to reflect the addition of the $6.8 million of the allowance for credit losses. The remaining noncredit discount (based on the adjusted amortized cost basis) will be accreted into interest income at the effective interest rate as of January 1, 2021.

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
The Company introduced a short-term modification program in March 2020 that provided temporary payment relief to those borrowers directly impacted by COVID-19. The program allowed for a deferral of payments typically for 90 days, which could be extended for an additional 90 days, for a maximum of 180 days on a cumulative basis, with modifications in the form of payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment. In accordance with regulatory guidance under the Coronavirus Aid, Relief and Economic Security Act of 2020 (the “CARES Act”), the Consolidated Appropriations Act, and other regulatory guidance, these loan deferrals were not considered TDRs and not reported as past due or non-accrual during the deferral period. At December 31, 2022 and 2021, there were no material deferrals related to the CARES Act.
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

On at least a quarterly basis, we perform our other-than-temporary impairment analysis of FHLB stock, we evaluate, among other things, (i) its earnings performance, including the significance of any decline in net assets of the FHLB as compared to the regulatory capital amount of the FHLB, (ii) the commitment by the FHLB to continue dividend payments, and (iii) the liquidity position of the FHLB. We did not consider our investment in FHLB stock to be other-than-temporarily impaired at December 31, 2022 and 2021.

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

(k)    Goodwill

Intangible assets resulting from acquisitions under the purchase method of accounting consist of goodwill and other intangible assets. Goodwill is not amortized and is subject to an annual assessment for impairment. The goodwill impairment analysis was generally a two-step test. However, on January 1, 2020, we adopted ASU 2017-04, “Simplifying the Test for Goodwill Impairment” which simplifies how an entity is required to test goodwill for impairment. The guidance removed step two of the goodwill impairment test, which had required a hypothetical purchase price allocation. The ASU does not change the optional qualitative assessment which allows companies to assess qualitative factors to determine whether it is more likely than not that the carrying amount of a reporting unit exceeds its fair value, commonly referred to as the qualitative assessment or step 0.

Goodwill is allocated to Northfield’s reporting unit at the date goodwill is actually recorded. As of December 31, 2022, the carrying value of goodwill totaled $41.0 million. The Company qualitatively assessed the current economic environment, including macroeconomic conditions, industry and market conditions and overall financial performance of the Company, among others. After consideration of the results of the annual 2022 impairment test and the results for the year ended December 31, 2022, the Company determined that it was more-likely-than-not that the fair value of its reporting unit was above its book value as of December 31, 2022, which did not indicate impairment for our reporting unit, nor was our reporting unit at risk. The Company will test goodwill for impairment between annual test dates if an event occurs or circumstances change that would indicate the fair value of the reporting unit is below its carrying amount. No events have occurred and no circumstances have changed since the annual impairment test date that would indicate the fair value of the reporting unit is below its carrying amount.

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

When applying the treasury stock method we add the assumed proceeds from option exercises and the average unamortized compensation costs related to unvested shares of restricted stock and stock options. We then divided this sum by our average stock price for the period to calculate assumed shares repurchased. The excess of the number of shares issuable over the number of shares assumed to be repurchased is added to basic weighted average common shares to calculate diluted earnings per share.

At December 31, 2022, 2021, and 2020, there were 203,997, 337,768, and 64,459 dilutive shares outstanding, respectively.

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

NORTHFIELD BANCORP, INC.  AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(3)    Debt Securities Available-for-Sale

The following is a comparative summary of mortgage-backed securities and other debt securities available-for-sale at December 31, 2022 and 2021 (in thousands):

	December 31, 2022
		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
	cost	gains	losses	value
U.S. Government agency securities	$76,150	$—	$(4,074)	$72,076
Mortgage-backed securities:
Pass-through certificates:
Government sponsored enterprises ("GSEs")	472,963	1	(40,346)	432,618
Real estate mortgage investment conduits ("REMICs"):
GSE	280,870	—	(16,146)	264,724
	753,833	1	(56,492)	697,342
Other debt securities:
Municipal bonds	21	—	—	21
Corporate bonds	189,603	2	(6,871)	182,734
	189,624	2	(6,871)	182,755
Total debt securities available-for-sale	$1,019,607	$3	$(67,437)	$952,173

	December 31, 2021
		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
	cost	gains	losses	value
U.S. Government agency securities	$2,344	$—	$(54)	$2,290
Mortgage-backed securities:
Pass-through certificates:
GSE	579,035	5,233	(2,862)	581,406
REMICs:
GSE	390,755	2,398	(1,443)	391,710
	969,790	7,631	(4,305)	973,116
Other debt securities:
Municipal bonds	71	1	—	72
Corporate bonds	233,311	192	(744)	232,759
	233,382	193	(744)	232,831
Total debt securities available-for-sale	$1,205,516	$7,824	$(5,103)	$1,208,237

The following is a summary of the expected maturity distribution of debt securities available-for-sale other than mortgage-backed securities at December 31, 2022 (in thousands):

Available-for-sale	Amortized cost	Estimated fair value
Due in one year or less	$154,157	$149,006
Due after one year through five years	110,467	104,807
Due after five years through ten years	1,150	1,018
	$265,774	$254,831

Contractual maturities for mortgage-backed securities are not included above, as expected maturities on mortgage-backed securities may differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without penalties.

NORTHFIELD BANCORP, INC.  AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Certain securities available-for-sale are pledged or encumbered to secure borrowings under Pledge Agreements and Repurchase Agreements and for other purposes required by law. At December 31, 2022, and December 31, 2021, the fair value of debt securities available-for-sale that were pledged to secure borrowings and deposits was $591.7 million and $522.1 million, respectively. See Note 10 - “Borrowings” for further discussion regarding securities pledged or encumbered for borrowings.

For the year ended December 31, 2022, the Company had gross proceeds of $41.5 million on sales of securities available-for-sale with gross realized gains of $279,000 and no gross realized losses. For the year ended December 31, 2021, the Company had gross proceeds of $329.0 million on sales of securities available-for-sale with gross realized gains of $1.5 million and no gross realized losses. For the year ended December 31, 2020, the Company had gross proceeds of $23.6 million on sales of securities available-for-sale with gross realized gains of $350,000 and gross realized losses of $23,000. The Company recognized net losses of $2.2 million on its trading securities portfolio during the year ended December 31, 2022 and net gains of $1.7 million and $1.6 million during the years ended December 31, 2021 and December 31, 2020, respectively. The Company routinely sells securities when market pricing presents, in management’s assessment, an economic benefit that outweighs holding such security, and when smaller balance securities become cost prohibitive to carry.

Gross unrealized losses on mortgage-backed securities and other debt securities available-for-sale, and the estimated fair value of the related securities, aggregated by security category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2022 and 2021, were as follows (in thousands):

	December 31, 2022
	Less than 12 months		12 months or more		Total
	Unrealized	Estimated	Unrealized	Estimated	Unrealized	Estimated
	losses	fair value	losses	fair value	losses	fair value
U.S. Government agency securities	$(3,942)	$71,058	$(132)	$1,018	$(4,074)	$72,076
Mortgage-backed securities:
Pass-through certificates:
GSE	(8,112)	142,605	(32,234)	289,890	(40,346)	432,495
REMICs:
GSE	(8,303)	180,612	(7,843)	84,112	(16,146)	264,724
Other debt securities:
Corporate bonds	(842)	35,778	(6,029)	129,174	(6,871)	164,952
Total	$(21,199)	$430,053	$(46,238)	$504,194	$(67,437)	$934,247

	December 31, 2021
	Less than 12 months		12 months or more		Total
	Unrealized	Estimated	Unrealized	Estimated	Unrealized	Estimated
	losses	fair value	losses	fair value	losses	fair value
U.S. Government agency securities	$—	$—	$(54)	$2,290	$(54)	$2,290
Mortgage-backed securities:
Pass-through certificates:
GSE	(2,543)	417,291	(318)	14,625	(2,861)	431,916
REMICs:
GSE	(1,350)	125,725	(94)	4,413	(1,444)	130,138
Other debt securities:
Corporate bonds	(744)	146,853	—	—	(744)	146,853
Total	$(4,637)	$689,869	$(466)	$21,328	$(5,103)	$711,197

The Company held 35 pass-through mortgage-backed securities issued or guaranteed by GSEs, 38 REMIC mortgage-backed securities issued or guaranteed by GSEs, 19 corporate bonds, and one U.S. Government agency security that were in a continuous unrealized loss position of twelve months or greater at December 31, 2022. There were 87 pass-through mortgage-backed securities issued or guaranteed by GSEs, 47 REMIC mortgage-backed securities issued or guaranteed by GSEs, eight corporate bonds, and four U.S. Government agency securities that were in an unrealized loss position of less than twelve months at December 31, 2022. All securities referred to above were rated investment grade at December 31, 2022.

NORTHFIELD BANCORP, INC.  AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Available for sale debt securities in unrealized loss positions are evaluated for impairment related to credit losses on a quarterly basis. In performing an assessment of whether any decline in fair value is due to a credit loss, the Company considers the extent to which the fair value is less than the amortized cost, changes in credit ratings, any adverse economic conditions, as well as all relevant information at the individual security level such as credit deterioration of the issuer or collateral underlying the security. In assessing the impairment, the Company compares the present value of cash flows expected to be collected with the amortized cost basis of the security. If it is determined that the decline in fair value was due to credit losses, an allowance for credit losses is recorded, limited to the amount the fair value is less than amortized cost basis. The Company did not recognize any allowance for credit losses on its available-for-sale debt securities during the years ended December 31, 2022 or 2021.

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

The Company has made the accounting policy election to exclude accrued interest receivable on available-for-sale securities from the estimate of credit losses. Accrued interest receivable associated with debt securities available-for-sale totaled $2.8 million and $2.5 million, respectively, at December 31, 2022 and December 31, 2021 and was reported in accrued interest receivable on the consolidated balance sheets.

(4)    Debt Securities Held-to-Maturity

The following is a summary of mortgage-backed securities held-to-maturity at December 31, 2022 and 2021 (in thousands):

	December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Mortgage-backed securities:
Pass-through certificates:
GSEs	$10,760	$90	$(461)	$10,389
Total securities held-to-maturity	$10,760	$90	$(461)	$10,389

	December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Mortgage-backed securities:
Pass-through certificates:
GSEs	$5,283	$192	$—	$5,475
Total securities held-to-maturity	$5,283	$192	$—	$5,475

Contractual maturities for mortgage-backed securities are not presented, as expected maturities on mortgage-backed securities may differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without penalties. There were no sales of held-to-maturity securities for the years ended December 31, 2022, 2021 and 2020.

At December 31, 2022, and December 31, 2021, debt securities held-to-maturity with a carrying value of $2.0 million and $2.1 million, respectively, were pledged to secure repurchase agreements and deposits. See Note 10 - “Borrowings” for further discussion regarding securities pledged or encumbered for borrowings.

NORTHFIELD BANCORP, INC.  AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Gross unrealized losses on mortgage-backed securities held-to-maturity, and the estimated fair value of the related securities, aggregated by security category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2022 were as follows (in thousands):

	December 31, 2022
	Less than 12 months		12 months or more		Total
	Unrealized	Estimated	Unrealized	Estimated	Unrealized	Estimated
	losses	fair value	losses	fair value	losses	fair value
Mortgage-backed securities:
Pass-through certificates:
GSE	$(461)	$7,433	$—	$—	$(461)	$7,433
Total	$(461)	$7,433	$—	$—	$(461)	$7,433

The Company held nine pass-through mortgage-backed debt securities held-to-maturity issued or guaranteed by GSEs that were in an unrealized loss position of less than twelve months at December 31, 2022 and no held-to-maturity securities in an unrealized loss position of greater than twelve months at December 31, 2022. There were no held-to-maturity securities in an unrealized loss position at December 31, 2021.

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

The Company has made the accounting policy election to exclude accrued interest receivable on held-to-maturity securities from the estimate of credit losses. Accrued interest receivable associated with held-to-maturity securities totaling $39,000 and $16,000, respectively, at December 31, 2022 and December 31, 2021 was reported in accrued interest receivable on the consolidated balance sheets.
(5)    Equity Securities

At December 31, 2022 and December 31, 2021, equity securities totaled $10.4 million and $5.3 million, respectively. Equity securities consist of money market mutual funds, recorded at fair value of $361,000 and $328,000, at December 31, 2022 and December 31, 2021, respectively, and an investment in a private Small Business Administration (“SBA”) Loan Fund (the "SBA Loan Fund") recorded at net asset value of $10.1 million and $5.0 million at December 31, 2022 and December 31, 2021, respectively. As the SBA Loan Fund operates as a private fund, its shares are not publicly traded and, therefore, have no readily determinable market value. The SBA Loan Fund was recorded at net asset value as a practical expedient for reporting fair value.

NORTHFIELD BANCORP, INC.  AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

(6)    Loans

The following table summarizes the Company's loans held-for-investment, net, (in thousands):

	December 31,
	2022	2021
Real estate loans:
Multifamily	$2,824,579	$2,518,065
Commercial mortgage	899,249	808,597
One-to-four family residential mortgage	173,946	183,665
Home equity and lines of credit	152,555	109,956
Construction and land	24,932	27,495
Total real estate loans	4,075,261	3,647,778
Commercial and industrial loans (1)	154,700	141,005
Other loans	2,230	2,015
Total commercial and industrial and other loans	156,930	143,020
Loans held-for-investment, net (excluding PCD)	4,232,191	3,790,798
PCD	11,502	15,819
Total loans held-for-investment, net	4,243,693	3,806,617
Allowance for credit losses	(42,617)	(38,973)
Net loans held-for-investment	$4,201,076	$3,767,644

(1) Included in commercial and industrial loans at December 31, 2022 and 2021 are PPP loans totaling $5.1 million and $40.5 million, respectively.

The Company had no loans held-for-sale at December 31, 2022 or 2021.

In addition to originating loans, the Company may acquire loans through portfolio purchases or acquisitions of other companies. Purchased loans that have evidence of more than insignificant credit deterioration since origination are deemed PCD loans. For PCD loans, each loan pool is accounted for as a single asset with a single composite interest rate and an aggregate expectation of cash flows. PCD loans totaled $11.5 million at December 31, 2022, as compared to $15.8 million at December 31, 2021. The majority of the PCD loan balance was attributable to those loans acquired as part of a FDIC-assisted transaction. At December 31, 2022, PCD loans consisted of approximately 9% one-to-four family residential loans, 28% commercial real estate loans, and 53% commercial and industrial loans, and 10% in home equity loans. At December 31, 2021, PCD loans consisted of approximately 16% one-to-four family residential loans, 25% commercial real estate loans, 48% commercial and industrial loans, and 11% in construction and land and home equity loans.

Credit Quality Indicators

The Company monitors the credit quality of its loan portfolio on a regular basis. Credit quality is monitored by reviewing certain credit quality indicators. Management has determined that loan-to-value (“LTV”) ratios (at period end) and internally assigned credit risk ratings by loan type are the key credit quality indicators that best measure the credit quality of the Company’s loan receivables. LTV used by management in monitoring credit quality are based on current period loan balances and original appraised values at the time of origination (unless a current appraisal has been obtained as a result of the loan being deemed impaired).

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

NORTHFIELD BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

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

NORTHFIELD BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

The following table presents the Company’s loans held-for-investment, excluding PCD loans, by loan class, credit risk ratings and year of origination, at December 31, 2022 (in thousands):

	December 31, 2022
	2022	2021	2020	2019	2018	Prior	Revolving Loans	Total
Real Estate:
Multifamily
Pass	$632,613	$676,370	$500,069	$255,374	$204,810	$545,335	$521	$2,815,092
Substandard	—	—	—	—	3,525	5,962	—	9,487
Total multifamily	632,613	676,370	500,069	255,374	208,335	551,297	521	2,824,579
Commercial
Pass	213,621	147,419	68,215	90,644	72,512	275,606	1,664	869,681
Special mention	—	—	—	—	—	4,852	—	4,852
Substandard	2,889	10,574	—	—	—	11,253	—	24,716
Total commercial	216,510	157,993	68,215	90,644	72,512	291,711	1,664	899,249
One-to-four family residential
Pass	26,432	12,340	8,623	10,057	7,227	105,787	1,006	171,472
Special mention	—	—	—	—	—	1,716	—	1,716
Substandard	—	—	—	—	—	758	—	758
Total one-to-four family residential	26,432	12,340	8,623	10,057	7,227	108,261	1,006	173,946
Home equity and lines of credit
Pass	36,513	16,053	8,198	5,948	4,484	11,315	69,539	152,050
Special mention	—	—	—	—	—	70	—	70
Substandard	—	—	—	92	48	295	—	435
Total home equity and lines of credit	36,513	16,053	8,198	6,040	4,532	11,680	69,539	152,555
Construction and land
Pass	8,121	1,145	6,335	1,276	1,427	3,905	653	22,862
Substandard	—	—	—	—	2,070	—	—	2,070
Total construction and land	8,121	1,145	6,335	1,276	3,497	3,905	653	24,932
Total real estate loans	920,189	863,901	591,440	363,391	296,103	966,854	73,383	4,075,261
Commercial and industrial
Pass	16,941	14,805	7,754	3,754	1,460	8,172	98,969	151,855
Special mention	—	—	48	—	—	124	214	386
Substandard	291	482	96	50	200	217	1,123	2,459
Total commercial and industrial	17,232	15,287	7,898	3,804	1,660	8,513	100,306	154,700
Other
Pass	2,010	—	114	5	6	21	74	2,230
Total other	2,010	—	114	5	6	21	74	2,230
Total loans held-for-investment, net	$939,431	$879,188	$599,452	$367,200	$297,769	$975,388	$173,763	$4,232,191

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

NORTHFIELD BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Past Due and Non-Accrual Loans

Included in loans receivable held-for-investment are loans for which the accrual of interest income has been discontinued due to deterioration in the financial condition of the borrowers. The recorded investment of these non-accrual loans was $9.8 million and $7.6 million at December 31, 2022, and December 31, 2021, respectively. Generally, originated loans are placed on non-accrual status when they become 90 days or more delinquent, or sooner if considered appropriate by management, and remain on non-accrual status until they are brought current, have six consecutive months of performance under the loan terms, and factors indicating reasonable doubt about the timely collection of payments no longer exist. Therefore, loans may be current in accordance with their loan terms, or may be less than 90 days delinquent and still be on a non-accruing status.

When an individual loan no longer demonstrates the similar credit risk characteristics as other loans within its current segment, the Company evaluates each for expected credit losses on an individual basis. All non-accrual loans $500,000 and above and all loans designated as TDRs are individually evaluated. The non-accrual amounts included in loans individually evaluated for impairment were $5.2 million and $4.2 million at December 31, 2022, and December 31, 2021, respectively. Loans on non-accrual status with principal balances less than $500,000, and therefore not meeting the Company’s definition of an impaired loan, amounted to $4.6 million at December 31, 2022, and $3.4 million at December 31, 2021. Loans past due 90 days or more and still accruing interest were $425,000 and $384,000 at December 31, 2022, and December 31, 2021, respectively, and consisted of loans that are well secured and in the process of collection.

The following tables set forth the detail, and delinquency status, of non-performing loans (non-accrual loans and loans past due 90 days or more and still accruing), net of deferred fees and costs, at December 31, 2022, and December 31, 2021, excluding PCD loans (in thousands):

	December 31, 2022
	Total Non-Performing Loans
	Non-Accruing Loans
	Current	30-89 Days Past Due	90 Days or More Past Due	Total	90 Days or More Past Due and Accruing	Total Non-Performing Loans
Loans held-for-investment:
Real estate loans:
Multifamily
Substandard	$1,923	$—	$1,362	$3,285	$233	$3,518
Total multifamily	1,923	—	1,362	3,285	233	3,518
Commercial
Substandard	2,806	431	1,947	5,184	8	5,192
Total commercial	2,806	431	1,947	5,184	8	5,192
One-to-four family residential
Substandard	—	—	118	118	155	273
Total one-to-four family residential	—	—	118	118	155	273
Home equity and lines of credit
Substandard	186	—	76	262	—	262
Total home equity and lines of credit	186	—	76	262	—	262
Total real estate	4,915	431	3,503	8,849	396	9,245
Commercial and industrial loans
Substandard	—	26	938	964	24	988
Total commercial and industrial loans	—	26	938	964	24	988
Other loans
Pass	—	—	—	—	5	5
Total other	—	—	—	—	5	5
Total non-performing loans	$4,915	$457	$4,441	$9,813	$425	$10,238

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

NORTHFIELD BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

The following tables set forth the detail and delinquency status of loans held-for-investment, excluding PCD loans, net of deferred fees and costs, at December 31, 2022 and December 31, 2021 (in thousands):

	December 31, 2022
		Past Due Loans
	30-89 Days Past Due	90 Days or More Past Due	90 Days or More Past Due and Accruing	Total Past Due	Current	Total Loans Receivable, net
Loans held-for-investment:
Real estate loans:
Multifamily
Pass	$189	$—	$—	$189	$2,814,903	$2,815,092
Substandard	—	1,362	233	1,595	7,892	9,487
Total multifamily	189	1,362	233	1,784	2,822,795	2,824,579
Commercial
Pass	726	—	—	726	868,955	869,681
Special mention	—	—	—	—	4,852	4,852
Substandard	605	1,947	8	2,560	22,156	24,716
Total commercial	1,331	1,947	8	3,286	895,963	899,249
One-to-four family residential
Pass	603	—	—	603	170,869	171,472
Special mention	69	—	—	69	1,647	1,716
Substandard	—	118	155	273	485	758
Total one-to-four family residential	672	118	155	945	173,001	173,946
Home equity and lines of credit
Pass	657	—	—	657	151,393	152,050
Special mention	—	—	—	—	70	70
Substandard	173	76	—	249	186	435
Total home equity and lines of credit	830	76	—	906	151,649	152,555
Construction and land
Pass	—	—	—	—	22,862	22,862
Substandard	—	—	—	—	2,070	2,070
Total construction and land	—	—	—	—	24,932	24,932
Total real estate	3,022	3,503	396	6,921	4,068,340	4,075,261
Commercial and industrial
Pass	573	—	—	573	151,282	151,855
Special mention	—	—	—	—	386	386
Substandard	498	938	24	1,460	999	2,459
Total commercial and industrial	1,071	938	24	2,033	152,667	154,700
Other loans
Pass	5	—	5	10	2,220	2,230
Total other loans	5	—	5	10	2,220	2,230
Total loans held-for-investment	$4,098	$4,441	$425	$8,964	$4,223,227	$4,232,191

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

NORTHFIELD BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

The following tables summarize information on non-accrual loans, excluding PCD loans, at December 31, 2022 and December 31, 2021 (in thousands):

	December 31, 2022
	Recorded Investment	Unpaid Principal Balance	With No Related Allowance
Real estate loans:
Multifamily	$3,285	$3,294	$2,050
Commercial	5,184	5,639	3,069
One-to-four family residential	118	118	—
Home equity and lines of credit	262	512	—
Commercial and industrial	964	1,288	67
Total non-accrual loans	$9,813	$10,851	$5,186

	December 31, 2021
	Recorded Investment	Unpaid Principal Balance	With No Related Allowance
Real estate loans:
Multifamily	$1,882	$1,891	$512
Commercial	5,117	5,627	3,729
One-to-four family residential	314	346	—
Home equity and lines of credit	281	530	—
Commercial and industrial	28	349	—
Total non-accrual loans	$7,622	$8,743	$4,241

The following table summarizes interest income on non-accrual loans, excluding PCD loans, during the years ended December 31, 2022 and 2021 (in thousands).

	Year Ended December 31,
	2022	2021
Real estate loans:
Multifamily	$154	$70
Commercial	124	85
One-to-four family residential	13	10
Home equity and lines of credit	21	2
Commercial and industrial	31	8
Total interest income on non-accrual loans	$343	$175

NORTHFIELD BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Collateral-Dependent Loans

Loans for which the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral are considered to be collateral-dependent loans. Collateral can have a significant financial effect in mitigating exposure to credit risk and, where there is sufficient collateral, an allowance for credit losses is not recognized or is minimal. For collateral-dependent loans, the allowance for credit losses is individually assessed based on the fair value of the collateral less estimated costs of sale. The Company's collateral-dependent loans are secured by real estate. Collateral values are generally based on appraisals which are adjusted for changes in market indices. As of both December 31, 2022 and December 31, 2021, the Company had $7.4 million of collateral-dependent impaired loans. The collateral-dependent loans at December 31, 2022 consisted of $5.0 million of commercial real estate loans, $2.0 million of multifamily loans, and $335,000 of one-to-four family residential loans. For the year ended December 31, 2022, there was no significant deterioration or changes in the collateral securing these loans.

Troubled Debt Restructured Loans

There were no loans modified as a TDR during the year ended December 31, 2022.

The following table summarizes loans that were modified in a TDR during the year ended December 31, 2021:

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
At December 31, 2022 and 2021, the Company had TDRs of $7.0 million and $9.0 million, respectively.
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

At December 31, 2022 and December 31, 2021, there were no restructured TDRs during the preceding twelve months that subsequently defaulted.

NORTHFIELD BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

(7)    Allowance for Credit Losses ("ACL") on Loans

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

Allowance for Individually Evaluated Loans

The Company measures specific reserves for individual loans that do not share common risk characteristics with other loans, consisting of all TDRs and non-accrual loans with an outstanding balance of $500,000 or greater. Loans individually evaluated for impairment are assessed to determine whether the loan’s carrying value is not in excess of the estimated fair value of the collateral less cost to sell, if the loan is collateral-dependent, or the present value of the expected future cash flows, if the loan is not collateral-dependent. Management performs an evaluation of each impaired loan and generally obtains updated appraisals as part of the evaluation. In addition, management adjusts estimated fair values down to appropriately consider recent market conditions, our willingness to accept a lower sales price to effect a quick sale, and costs to dispose of any supporting collateral. Determining the estimated fair value of underlying collateral (and related costs to sell) can be difficult in illiquid real estate markets and is subject to significant assumptions and estimates. Management employs an independent third-party management firm that specializes in appraisal preparation and review to ascertain the reasonableness of updated appraisals. Projecting the expected cash flows under troubled debt restructurings which are not collateral-dependent is inherently subjective and requires, among other things, an evaluation of the borrower’s current and projected financial condition. Actual results may be significantly different than our projections and our established allowance for credit losses on these loans, which could have a material effect on our financial results. Individually impaired loans that have no impairment losses are not considered for collective allowances described earlier. At December 31, 2022 and December 31, 2021, the ACL for loans individually evaluated for impairment was $38,200 and $30,200, respectively.

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

The table below summarizes the allowance for credit losses for off-balance sheet credit exposures as of, and for the years ended December 31, 2022 and 2021 (in thousands):

	Year Ended December 31,
	2022	2021
Balance at beginning of year	$1,852	$808
Impact of CECL adoption	—	737
Balance at beginning of year	1,852	1,545
(Benefit)/provision for credit losses	(1,061)	307
Balance at end of year	$791	$1,852

A summary of changes in the allowance for credit losses for the years ended December 31, 2022, 2021, and 2020 follows (in thousands):

	December 31,
	2022	2021	2020
Balance at beginning of year	$38,973	$37,607	$28,707
Impact of CECL adoption	—	10,353	—
Balance at January 1	38,973	47,960	28,707
Provision/(benefit) for credit losses	4,482	(6,184)	12,742
Recoveries	487	278	465
Charge-offs	(1,325)	(3,081)	(4,307)
Balance at end of year	$42,617	$38,973	$37,607

NORTHFIELD BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

The following tables set forth activity in our allowance for credit losses by loan type, as of, and for the years ended, December 31, 2022, and December 31, 2021. The following tables also detail the amount of loans receivable held-for-investment, net of deferred loan fees and costs, that are evaluated, individually and collectively, for impairment, and the related portion of allowance for credit losses that is allocated to each loan portfolio segment (in thousands):

	December 31, 2022
	Real Estate
	Commercial (1)	One-to-Four Family	Home Equity and Lines of Credit	Construction and Land	Commercial and Industrial	Other	Total Loans (excluding PCD)	PCD	Total
Allowance for credit losses:
Beginning balance	$26,785	$3,545	$560	$169	$3,173	$9	$34,241	$4,732	$38,973
Charge-offs	(278)	—	—	—	(446)	—	(724)	(601)	(1,325)
Recoveries	102	32	19	—	144	12	309	178	487
Provisions (credit)	2,876	359	287	155	1,243	(12)	4,908	(426)	4,482
Ending balance	$29,485	$3,936	$866	$324	$4,114	$9	$38,734	$3,883	$42,617
Ending balance: individually evaluated for impairment	$18	$—	$2	$—	$18	$—	$38	$—	$38
Ending balance: collectively evaluated for impairment	$29,467	$3,936	$864	$324	$4,096	$9	$38,696	$—	$38,696
Ending balance: PCD loans evaluated for impairment (2)	$—	$—	$—	$—	$—	$—	$—	$3,883	$3,883
Loans, net:
Ending balance	$3,723,828	$173,946	$152,555	$24,932	$154,700	$2,230	$4,232,191	$11,502	$4,243,693
Ending balance: individually evaluated for impairment	$8,152	$666	$27	$—	$94	$—	$8,939	$—	$8,939
Ending balance: collectively evaluated for impairment	$3,715,676	$173,280	$152,528	$24,932	$149,463	$2,230	$4,218,109	$—	$4,218,109
Ending balance: PCD loans evaluated for impairment (2)	$—	$—	$—	$—	$—	$—	$—	$11,502	$11,502
Paycheck Protection Program (“PPP”) loans not evaluated for impairment (3)	$—	$—	$—	$—	$5,143	$—	$5,143	$—	$5,143

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
The allowance for credit losses on loans increased to $42.6 million at December 31, 2022, compared to $39.0 million at December 31, 2021, primarily due to growth in the loan portfolio as well as a declining macroeconomic forecast, partially offset by an improvement in asset quality and lower net charge-offs. The improvement in asset quality is primarily attributable to an improvement in risk ratings as loans previously modified for COVID-19 relief returned to consistent payment status.

NORTHFIELD BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

	December 31, 2021
	Real Estate
	Commercial (1)	One-to-Four Family	Home Equity and Lines of Credit	Construction and Land	Commercial and Industrial	Other	Total Loans (excluding PCD)	PCD	Total
Allowance for credit losses:
Beginning balance	$33,005	$207	$260	$1,214	$1,842	$198	$36,726	$881	$37,607
Impact of CECL adoption	(1,949)	5,233	419	(921)	947	(188)	3,541	6,812	10,353
Balance at January 1, 2021	31,056	5,440	679	293	2,789	10	40,267	7,693	47,960
Charge-offs	—	(21)	—	—	(646)	(3)	(670)	(2,411)	(3,081)
Recoveries	60	29	26	—	39	5	159	119	278
Provisions (credits)	(4,331)	(1,903)	(145)	(124)	991	(3)	(5,515)	(669)	(6,184)
Ending balance	$26,785	$3,545	$560	$169	$3,173	$9	$34,241	$4,732	$38,973
Ending balance: individually evaluated for impairment	$25	$2	$2	$—	$1	$—	$30	$—	$30
Ending balance: collectively evaluated for impairment	$26,760	$3,543	$558	$169	$3,172	$9	$34,211	$—	$34,211
Ending balance: PCD loans evaluated for impairment (2)	$—	$—	$—	$—	$—	$—	$—	$4,732	$4,732
Loans, net:
Ending balance	$3,326,662	$183,665	$109,956	$27,495	$141,005	$2,015	$3,790,798	$15,819	$3,806,617
Ending balance: individually evaluated for impairment	$8,352	$1,562	$38	$—	$34	$—	$9,986	$—	$9,986
Ending balance: collectively evaluated for impairment	$3,318,310	$182,103	$109,918	$27,495	$100,454	$2,015	$3,740,295	$—	$3,740,295
Ending balance: PCD loans evaluated for impairment (2)	$—	$—	$—	$—	$—	$—	$—	$15,819	$15,819
PPP loans not evaluated for impairment (3)	$—	$—	$—	$—	$40,517	$—	$40,517	$—	$40,517

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

NORTHFIELD BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

(8)    Premises and Equipment, Net

At December 31, 2022 and 2021, premises and equipment, less accumulated depreciation and amortization, consists of the following (in thousands):

	December 31,
	2022	2021
At cost:
Land	$5,156	$5,156
Buildings and improvements	13,189	13,150
Capital leases	2,600	2,600
Furniture, fixtures, and equipment	32,783	31,269
Leasehold improvements	29,147	28,148
	82,875	80,323
Accumulated depreciation and amortization	(58,031)	(54,386)
Premises and equipment, net	$24,844	$25,937

Depreciation expense for the years ended December 31, 2022, 2021, and 2020, was $3.6 million, $3.9 million, and $3.9 million, respectively. Included in depreciation expense for the year ended December 31, 2020, is $303,000 of impairment charges on leasehold assets related to branch consolidations. There were no branch consolidations in 2022 or 2021. There were no sales of premises and equipment in 2022, 2021, or 2020.

(9)    Deposits

Deposit account balances are summarized as follows (dollars in thousands):

	As of December 31,
	2022		2021
	Amount	Weighted Average Rate	Amount	Weighted Average Rate
Transaction:
Negotiable orders of withdrawal and interest-bearing checking	$1,132,290	0.51%	$1,112,292	0.06%
Non-interest bearing checking	852,660	—%	898,490	—%
Total transaction	1,984,950	0.29%	2,010,782	0.03%
Savings:
Money market	508,067	0.47%	609,430	0.07%
Savings	917,180	0.14%	1,166,761	0.10%
Total savings	1,425,247	0.26%	1,776,191	0.09%
Certificates of deposit:
Under $100,000	525,944	3.06%	154,320	0.59%
$100,000 or more	214,078	1.17%	228,041	0.75%
Total certificates of deposit	740,022	2.51%	382,361	0.69%
Total deposits	$4,150,219	0.68%	$4,169,334	0.12%

The Company had brokered deposits (included in certificates of deposit in the table above) of $390.0 million and $31.0 million at December 31, 2022 and 2021, respectively.

NORTHFIELD BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Scheduled maturities of certificates of deposit are summarized as follows (in thousands):

December 31, 2022
2023	$685,323
2024	28,653
2025	14,663
2026	3,968
2027	7,415
Total	$740,022

Interest expense on deposits is summarized as follows (in thousands):

	December 31,
	2022	2021	2020
Transaction	$1,759	$805	$2,372
Savings and money market	1,851	2,226	7,869
Certificates of deposit	6,679	3,176	14,989
	$10,289	$6,207	$25,230

(10)    Borrowings

Borrowings consisted of FHLB advances, securities sold under agreements to repurchase (repurchase agreements), and floating rate advances and other interest-bearing liabilities (which include cash collateral pledged by derivative counterparties to offset interest-rate exposure) and are summarized as follows (in thousands):

	December 31,
	2022	2021
Repurchase agreements	$25,000	$50,000
Other borrowings:
FHLB advances (1)	547,000	365,000
Floating rate advances and other interest-bearing liabilities	11,859	6,755
	$583,859	$421,755

 (1) Included within FHLB advances at December 31, 2022 was a $177.0 million overnight line of credit.

FHLB advances are secured by a blanket lien on unencumbered securities and the Company’s FHLB capital stock.
At December 31, 2022 and 2021, FHLB advances and repurchase agreements had contractual maturities as follows (in thousands):

	December 31, 2022
	FHLB	Repurchase
	Advances	Agreements
2023	$264,500	$—
2024	25,000	25,000
2025	112,500	—
2026	20,000	—
Thereafter	125,000	—
	$547,000	$25,000

NORTHFIELD BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

	December 31, 2021
	FHLB	Repurchase
	Advances	Agreements
2022	$95,000	$25,000
2023	87,500	—
2024	25,000	25,000
2025	112,500	—
Thereafter	45,000	—
	$365,000	$50,000

Further information regarding FHLB advances and repurchase agreements is summarized as follows (in thousands):

	December 31,
	2022	2021	2022	2021
	FHLB Advances		Repurchase Agreements
Average balance during year	$351,725	$434,422	$34,795	$60,068
Maximum outstanding at any month end	$547,000	$510,000	$50,000	$75,000
Weighted average interest rate at end of year	3.14%	2.10%	2.42%	2.36%
Weighted average interest rate during year	1.83%	2.08%	8.21%	2.36%
All of the repurchase agreements mature after more than 90 days. The repurchase agreements were secured primarily by mortgage-backed securities with an amortized cost of $35.2 million and a fair value of $33.2 million as of December 31, 2022. At December 31, 2021, the repurchase agreements were secured primarily by mortgage-backed securities with an amortized cost of $52.6 million and a fair value of $53.8 million.

The Company has the ability to obtain additional funding from the FHLB and Federal Reserve Bank discount window of approximately $1.93 billion, utilizing unencumbered and unpledged securities of $359.9 million and multifamily loans of $1.57 billion at December 31, 2022.  The Company expects to have sufficient funds available to meet current commitments in the normal course of business.

(11)        Subordinated Debt

On June 17, 2022, the Company issued $62.0 million in aggregate principal amount of fixed-to-floating subordinated notes (the “Notes”) to certain institutional investors. The Notes mature on June 30, 2032, unless redeemed earlier. The Notes initially bear interest, payable semi-annually in arrears, at a fixed rate of 5.00% per annum until June 30, 2027. Beginning June 30, 2027 and until maturity or redemption, the interest rate applicable to the outstanding principal amount of the Notes due will reset quarterly to an interest rate per annum equal to the then current three-month Secured Overnight Financing Rate plus 200 basis points, payable quarterly in arrears. The Company has the option to redeem the Notes, at par and in whole or in part, beginning on June 30, 2027 and to redeem the Notes at any time in whole upon certain other events. Any redemption of the Notes will be subject to prior regulatory approval to the extent required. Debt issuance costs totaled $1.1 million and are being amortized to maturity. The Company recognized amortization expense of $112,000 for the year ended December 31, 2022. The Company intends to use the net proceeds from the issuance of the Notes for general corporate purposes, including to fund potential repurchases of shares of the Company’s outstanding common stock.

On August 17, 2022, the SEC declared effective a Registration Statement on Form S-4 with respect to the exchange of the Notes for publicly registered subordinated notes with the same terms as the Notes. On September 16, 2022, the Company completed the exchange of the Notes for the publicly registered subordinated notes. All of the Notes were exchanged by the holders thereof.

NORTHFIELD BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(12)    Income Taxes

Income tax expense (benefit) consists of the following (in thousands):

	December 31,
	2022	2021	2020
Federal tax expense (benefit):
Current	$15,784	$15,313	$11,270
Deferred	(233)	3,107	(2,391)
	15,551	18,420	8,879
State and local tax expense (benefit):
Current	8,581	8,001	4,825
Deferred	(392)	52	(667)
	8,189	8,053	4,158
Total income tax expense	$23,740	$26,473	$13,037

Reconciliation between the amount of reported total income tax expense and the amount computed by multiplying the applicable statutory income tax rate for the years ended December 31, 2022, 2021, and 2020, is as follows (dollars in thousands):

	December 31,
	2022	2021	2020
Tax expense at statutory rate	$17,820	$20,397	$10,505
Applicable statutory federal income tax rate	21%	21%	21%
Increase (decrease) in taxes resulting from:
State tax, net of federal income tax	6,469	6,362	3,285
Bank owned life insurance	(717)	(862)	(793)
ESOP fair market value adjustment	69	102	42
Incentive stock options	—	6	18
Merger related costs	—	—	147
Other, net	99	468	(167)
Income tax expense	$23,740	$26,473	$13,037
New Jersey State Taxation
On July 1, 2018, the State of New Jersey enacted legislation which established a 2.5% surtax on businesses that have New Jersey allocated net income in excess of $1.0 million. As originally enacted, the surtax was effective as of January 1, 2018 and continued through 2019, and was scheduled to decrease to 1.5% for 2020 and 2021, and expired beginning on or after January 1, 2022. Legislation enacted on September 29, 2020, extended the surtax rate of 2.5% through December 31, 2023, to be applied retrospectively to January 1, 2020. In addition, effective for taxable years beginning on or after January 1, 2019, banks are required to file combined reports of taxable income including their parent holding company. In May 2019, the State of New Jersey issued a tax technical bulletin, subsequently revised in December 2019, which gives guidance on the treatment of real estate investment trusts in connection with the combined reporting for New Jersey corporate business tax purposes. Real estate investment trusts and investment companies will be excluded from the combined group and will continue to file separate New Jersey tax returns.

NORTHFIELD BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2022 and 2021, are as follows (in thousands):

	December 31,
	2022	2021
Deferred tax assets:
Allowance for credit losses	$12,202	$11,057
Capitalized leases
Deferred compensation	2,958	3,145
Accrued salaries	1,610	1,338
Postretirement benefits	313	354
Equity awards	2,091	2,051
Straight-line leases adjustment	1,608	1,713
Asset retirement obligation	47	68
Reserve for accrued interest receivable	681	620
Reserve for loan commitments	231	537
Employee Stock Ownership Plan	633	645
Other	323	317
Depreciation	3,552	3,229
Fair value adjustments of acquired loans	1,057	1,440
Fair value adjustments of pension benefit obligations	130	139
Unrealized losses on securities	18,875	—
Total gross deferred tax assets	46,311	26,653
Deferred tax liabilities:
Unrealized gains on securities – AFS	—	761
Unrealized actuarial gains on post retirement benefits	65	15
Fair value adjustments of acquired securities	280	580
Fair value adjustments of deposit liabilities	32	28
Deferred loan fees	2,553	2,010
Other	20	23
Total gross deferred tax liabilities	2,950	3,417
Net deferred tax asset	$43,361	$23,236

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

As a savings institution, the Bank is subject to a special federal tax provision regarding its frozen tax bad debt reserve. At December 31, 2022 and December 31, 2021, the Bank’s federal tax bad debt base-year reserve was $5.9 million, with a related net deferred tax liability of $2.8 million, which has not been recognized since the Bank does not expect that this reserve will become taxable in the foreseeable future. Events that would result in taxation of this reserve include redemptions of the Bank’s stock or certain excess distributions by the Bank to the Company.

NORTHFIELD BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
A reconciliation of the Company’s uncertain tax positions are as follows (in thousands):

	December 31,
	2022	2021	2020
Beginning balance	$141	$157	$190
Settlements based on tax positions related to prior years	(31)	(125)	(33)
(Reductions) additions based on tax positions related to prior years	(23)	109	—
Ending balance	$87	$141	$157

The Company recognizes interest and penalties on income taxes in income tax expense.

The following years are open for examination or under examination:

•Federal tax filings for 2019 through present.
•New York State tax filings 2015 through present. The 2015 through 2018 filings are currently under examination.
•New York City tax filings 2019 through present.
•State of New Jersey 2018 through present.

(13)    Retirement Benefits

The Company has a 401(k) plan for its employees, which grants eligible employees (those salaried employees with at least three months of service) the opportunity to invest from 2% to 100% (subject to certain IRS limitations) of their base compensation in certain investment alternatives. The Company contributes an amount equal to 25% of employee contributions on the first 6% of base compensation contributed by eligible employees for the first three years of participation. Subsequent years of participation in excess of three years will increase the Company matching contribution from 25% to 50% of an employee’s contributions, on the first 6% of base compensation contributed by eligible employees. A member becomes fully vested in the Company’s contributions upon (a) completion of five years of service, or (b) normal retirement, early retirement, permanent disability, or death. The Company’s contribution to this plan amounted to approximately $553,000, $515,000, and $508,000 for the years ended December 31, 2022, 2021, and 2020, respectively.

The Company maintains the Northfield Bank ESOP. The ESOP is a tax-qualified plan designed to invest primarily in the Company’s common stock. The ESOP provides employees with the opportunity to receive a funded retirement benefit from the Bank, based primarily on the value of the Company’s common stock. The ESOP purchased 2,463,884 shares of the Company’s common stock in the Company’s initial public offering at a price of $7.13 per share, as adjusted. This purchase was funded with a loan from Northfield Bancorp, Inc. to the ESOP. The outstanding balance at December 31, 2022 and 2021 was $7.6 million and $8.5 million, respectively. The shares of the Company’s common stock purchased in the initial public offering are pledged as collateral for the loan. Shares are released for allocation to participants as loan payments are made. A total of 117,998 and 123,460 shares were released and allocated to participants of the ESOP for the years ended December 31, 2022 and 2021, respectively. Cash dividends on unallocated shares are utilized to satisfy required debt payments. Dividends on allocated shares are utilized to prepay debt which releases additional shares to participants.

Upon completion of the Company’s second-step conversion, a second ESOP was established for employees in 2013, which purchased 1,422,357 shares of the Company’s common stock at a price of $10.00 per share. The purchase was funded with a loan from Northfield Bancorp, Inc. to the second ESOP. The outstanding balance at December 31, 2022 and 2021 was $10.2 million and $10.8 million, respectively. The shares of the Company’s common stock purchased in the second-step conversion are pledged as collateral for the loan. Shares are released for allocation to participants as loan payments are made. A total of 56,700 and 59,064 shares were released and allocated to participants of the second ESOP for the years ended December 31, 2022 and 2021, respectively. Cash dividends on unallocated shares are utilized to satisfy required debt payments. Dividends on allocated shares are utilized to prepay debt which releases additional shares to participants.

ESOP compensation expense for both plans for the years ended December 31, 2022, 2021, and 2020 was $1.7 million, $1.9 million, and $1.4 million, respectively.

NORTHFIELD BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
The Company maintains a Supplemental Employee Stock Ownership Plan (the "SESOP"), a non-qualified plan, that provides supplemental benefits to certain executives who are prevented from receiving the full benefits contemplated by the ESOP’s benefit formula due to tax law limits for tax-qualified plans. The supplemental payments for the SESOP consist of cash payments representing the value of Company shares that cannot be allocated to participants under the ESOP due to legal limitations imposed on tax-qualified plans. The Company's required contributions to the SESOP plan were $54,000, $41,000, and $57,000 for the years ended December 31, 2022, 2021, and 2020, respectively.

The Company provides post-retirement medical and life insurance to a limited number of retired individuals.  The Company also provides retiree life insurance benefits to all qualified employees, up to certain limits.  The following tables set forth the funded status and components of postretirement benefit costs at December 31 measurement dates (in thousands):

	2022	2021	2020
Accumulated postretirement benefit obligation beginning of year	$979	$1,133	$1,241
Interest cost	26	22	33
Actuarial gain	(109)	(77)	(44)
Benefits paid	(81)	(99)	(97)
Accumulated postretirement benefit obligation end of year	815	979	1,133
Accrued liability (included in accrued expenses and other liabilities)	$815	$979	$1,133

The following table sets forth the amounts recognized in accumulated other comprehensive income (loss) (in thousands):

	December 31,
	2022	2021
Net (gain) loss	$(98)	$87
Prior service credit	(133)	(171)
Loss recognized in accumulated other comprehensive income (loss)	$(231)	$(84)

The estimated net gain and prior service credit that will be amortized from accumulated other comprehensive income (loss) into net periodic cost in 2023, are $2,000 and $19,000, respectively.

The following table sets forth the components of net periodic postretirement benefit costs for the years ended December 31, 2022, 2021, and 2020 (in thousands):

	December 31,
	2022	2021	2020
Interest cost	26	22	33
Amortization of prior service credits	(19)	(20)	(20)
Amortization of unrecognized loss	—	—	1
Net postretirement benefit cost included in compensation and employee benefits	$7	$2	$14

The assumed discount rate related to plan obligations reflects the weighted average of published market rates for high-quality corporate bonds with terms similar to those of the plans expected benefit payments, rounded to the nearest quarter percentage point.

NORTHFIELD BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

The Company’s discount rate and rate of compensation increase used in accounting for the plan are as follows:

	2022	2021	2020
Assumptions used to determine benefit obligation at period end:
Discount rate	5.02%	2.50%	2.00%
Rate of increase in compensation(1)	N/A	N/A	N/A
Assumptions used to determine net periodic benefit cost for the year:
Discount rate	2.50%	2.00%	2.75%
Rate of increase in compensation(1)	N/A	N/A	N/A

 (1) Since the covered population is only retirees, a compensation rate increase assumption was not used.

At December 31, 2022, a medical cost trend rate of 8.75% decreasing 0.50% per year thereafter until an ultimate rate of 4.75% is reached, was used in the plan’s valuation. The Company’s healthcare cost trend rates are based, among other things, on the Company’s own experience and third-party analysis of recent and projected healthcare cost trends.

A one percentage-point change in assumed healthcare cost trends would have the following effects (in thousands):

	One Percentage Point Increase		One Percentage Point Decrease
	2022	2021	2022	2021
Aggregate of service and interest components of net periodic cost (benefit)	$3	$2	$(2)	$(2)
Effect on accumulated postretirement benefit obligation	80	78	(70)	(68)

Benefit payments of approximately $81,000, $99,000, and $97,000 were made in 2022, 2021, and 2020, respectively. The benefits expected to be paid under the postretirement health benefits plan for the next five years are as follows: $80,000 in 2023; $78,000 in 2024; $76,000 in 2025; $73,000 in 2026; and $70,000 in 2027. The benefit payments expected to be paid in the aggregate for the years 2028 through 2032 are $299,000. The expected benefits are based on the same assumptions used to measure the Company’s benefit obligation at December 31, 2022, and include estimated future employee service.

The Company maintains a nonqualified plan to provide for the elective deferral of all or a portion of director fees by members of the Board of Directors, deferral of all or a portion of the compensation and/or annual incentive compensation payable to eligible employees of the Company, and to provide to certain officers of the Company benefits in excess of those permitted to be paid by the Company’s savings plan, ESOP, and profit-sharing plan under the applicable Internal Revenue Code. The plan obligation was approximately $13.5 million and $16.5 million at December 31, 2022 and 2021, respectively, and is included in accrued expenses and other liabilities on the consolidated balance sheets. Losses under this plan were $2.2 million for the years ended December 31, 2022 and income under this plan was $1.7 million, and $1.6 million, for the years ended December 31, 2021, and 2020, respectively. The Company invests to fund this future obligation, in various mutual funds designated as trading securities. The securities are marked-to-market through current period earnings as a component of non-interest income. Accrued obligations under this plan are credited or charged with the return on the trading securities portfolio as a component of compensation and benefits expense.

NORTHFIELD BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(14)    Equity Incentive Plans

On May 22, 2019, the Northfield Bancorp, Inc. 2019 Equity Incentive Plan (the “2019 EIP”) was approved by stockholders of the Company. Under the 2019 EIP, the maximum number of shares of stock that may be delivered to participants in the form of stock options and stock appreciation rights (“SARs”) is 6,000,000. To the extent an equity award is issued in the form of a restricted stock grant, or restricted stock unit, the number of stock options/SARs that can be granted is reduced by 4.5. The maximum number of shares of stock that may be delivered to participants in the form of restricted stock awards and restricted stock units is 1,333,333 shares. As of December 31, 2022, a total of 4,097,387 stock options, SARs and restricted stock awards or restricted stock units remained available for issuance under the 2019 EIP, of which the maximum number of restricted stock awards and restricted stock units available for issuance was 910,530.

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

There were no stock options granted in 2022, 2021 or 2020.

During the years ended December 31, 2022, 2021, and 2020, the Company recorded, $1.8 million, $994,000, and $1.4 million of stock-based compensation, respectively.

The following table is a summary of the Company’s stock options as of December 31, 2022, and changes therein during the year then ended:

	Number of Stock Options	Weighted Average Grant Date Fair Value	Weighted Average Exercise Price	Weighted Average Contractual Life (years)
Outstanding- December 31, 2020	2,214,193	$4.01	$13.94	3.96
Forfeited	(50,169)		13.62
Exercised	(394,045)	3.96	13.90	—
Outstanding- December 31, 2021	1,769,979	4.02	13.95	2.95
Exercised	(187,153)	3.92	13.23	—
Outstanding- December 31, 2022	1,582,826	4.03	14.04	2.01
Exercisable- December 31, 2022	1,582,826	$4.03	$14.04	2.01

There was no remaining future stock option expense related to the options outstanding as of December 31, 2022, as all are vested.
On January 28, 2022, the Company granted to directors and employees, under the 2019 Equity Incentive Plan, 157,416 restricted stock awards with a total grant-date fair value of $2.5 million. Of these grants, 30,798 vest one year from the date of grant and 126,618 vest in equal installments over a three-year period beginning one year from the date of grant. The Company also issued 24,492 performance-based restricted stock units to its executive officers with a total grant date fair value of $386,484. Vesting of the performance-based restricted stock units will be based on achievement of certain levels of Core Return on Average Assets and will cliff-vest after a three-year measurement period ended January 28, 2025. At the end of the performance period, the number of actual shares to be awarded may vary between 0% and 120% of target amounts.

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

NORTHFIELD BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
On February 17, 2020, the Company granted to directors and employees, under the 2019 EIP, 83,744 restricted stock units with a total grant-date fair value of $1.3 million. Of these grants, 28,460 vest one year from the date of grant and 55,284 vest in equal installments over a five-year period beginning one year from the date of grant. The Company also issued 19,837 performance-based restricted stock units to its executive officers with a total grant date fair value of $313,623. Vesting of the performance-based restricted stock units will be based on achievement of certain levels of Core Return on Average Assets and will cliff-vest after a three-year measurement period ended February 17, 2023 based on the Company's performance relative to a peer group as determined by the Compensation Committee of the Board. At the end of the performance period, the number of actual shares to be awarded may vary between 0% and 225% of target amounts.
The following is a summary of the status of the Company’s restricted shares as of December 31, 2022, and changes therein during the year then ended:

	Number of Shares Awarded	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2020	104,010	$15.91
Granted	176,930	12.36
Vested	(42,470)	16.06
Forfeited	(15,626)	13.80
Non-vested at December 31, 2021	222,844	13.21
Granted	181,908	15.78
Vested	(62,836)	12.87
Forfeited	(20,415)	14.34
Non-vested at December 31, 2022	321,501	$14.66

Expected future stock award expense related to the non-vested restricted awards as of December 31, 2022, is $2.8 million over an average period of 2.30 years.

Upon the exercise of stock options, management expects to utilize treasury stock as the source of issuance for these shares.
(15)    Commitments and Contingencies

The Company, in the normal course of business, is party to commitments that involve, to varying degrees, elements of risk in excess of the amounts recognized in the consolidated financial statements. These commitments include unused lines of credit and commitments to extend credit.

At December 31, 2022 and 2021, the following commitment and contingent liabilities existed that are not reflected in the accompanying consolidated financial statements (in thousands):

	December 31,
	2022	2021
Commitments to extend credit	$37,473	$159,403
Unused lines of credit	288,380	245,860
Standby letters of credit	4,432	3,266

NORTHFIELD BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
The Company’s maximum exposure to credit losses in the event of nonperformance by the other party to these commitments is represented by the contractual amount. The Company uses the same credit policies in granting commitments and conditional obligations as it does for amounts recorded in the consolidated balance sheets. These commitments and obligations do not necessarily represent future cash flow requirements.  The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary, is based on management’s assessment of risk. Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third-party. The guarantees generally extend for a term of up to one year and are fully collateralized. For each guarantee issued, if the customer defaults on a payment to the third-party, the Company would have to perform under the guarantee. The unamortized fee on standby letters of credit approximates their fair value; such fees were insignificant at both December 31, 2022 and 2021. The Company maintains an allowance for credit losses on commitments to extend credit in other liabilities. The reserve for off-balance sheet exposures is determined using the CECL reserve factor in the related funded loan segment, adjusted for an average historical funding rate. At December 31, 2022 and 2021, the allowance was $791,000 and $1.9 million, respectively, and is recorded in other liabilities on the consolidated balance sheets. The corresponding provision is included in other non-interest expense. For further details on the allowance for credit losses on off-balance sheet exposures refer to Note 7 - “Allowance for Credit Losses (“ACL”) on Loans.”

At December 31, 2022, the Company was obligated under non-cancelable operating leases on property used for banking purposes. Most leases contain escalation clauses and renewal options which provide for increased rentals as well as for increases in certain property costs including real estate taxes, common area maintenance, and insurance. For further details on leases see Note 21 - “Leases.”

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

(16)    Regulatory Requirements

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

At December 31, 2022, and 2021, as set forth in the following tables, both Northfield Bank and the Company exceeded all of the regulatory capital requirements to which they were subject at such dates.

The following is a summary of Northfield Bank’s regulatory capital amounts and ratios compared to the regulatory requirements as of December 31, 2022 and 2021, for classification as a well-capitalized institution and minimum capital (dollars in thousands):

					For Well
			For Capital		Capitalized
			Adequacy		Under Prompt Corrective
	Actual		Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2022:
CBLR	$710,719	12.68%	$504,284	9.00%	$504,284	9.00%
As of December 31, 2021:
CBLR	$659,522	12.24%	$457,872	8.50%	$457,872	8.50%

The following is a summary of the Company's regulatory capital amounts and ratios compared to the regulatory requirements as of December 31, 2022 and 2021, for classification as well-capitalized and minimum capital (dollars in thousands).

					For Well
			For Capital		Capitalized
			Adequacy		Under Prompt Corrective
	Actual		Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2022:
CBLR	$708,430	12.65%	$503,977	9.00%	$503,977	9.00%
As of December 31, 2021:
CBLR	$696,368	12.93%	$457,751	8.50%	$457,751	8.50%
(17)    Fair Value Measurement

The following tables present the assets reported on the consolidated balance sheets at their estimated fair value as of December 31, 2022 and 2021, by level within the fair value hierarchy as required by the Fair Value Measurements and Disclosures Topic of the FASB Accounting Standards Codification ("ASC"). Financial assets and liabilities are classified in their entirety based on the level of input that is significant to the fair value measurement.  The fair value hierarchy is as follows:
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

	Fair Value Measurements at December 31, 2022 Using:
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Measured on a recurring basis:
Assets:
Investment securities:
Debt securities available-for-sale:
U.S. Government agency securities	$72,076	$—	$72,076	$—
Mortgage-backed securities:
Pass-through certificates:
GSE	432,618	—	432,618	—
REMICs:
GSE	264,724	—	264,724	—
	697,342	—	697,342	—
Other debt securities:
Municipal bonds	21	—	21	—
Corporate bonds	182,734	—	182,734	—
	182,755	—	182,755	—
Total debt securities available-for-sale	952,173	—	952,173	—
Trading securities	10,751	10,751	—	—
Equity securities (1)	361	361	—	—
Total	$963,285	$11,112	$952,173	$—

Measured on a non-recurring basis:
Assets:
Loans individually evaluated for impairment:
Real estate loans:
Commercial real estate	$2,631	$—	$—	$2,631
Multifamily	1,923	—	—	1,923
Home equity and lines of credit	24	—	—	24
Total individually evaluated real estate loans	4,578	—	—	4,578
Commercial and industrial loans	62	—	—	62
Total	$4,640	$—	$—	$4,640

(1) Excludes investment measured at net asset value of $10.1 million at December 31, 2022, which has not been classified in the fair value hierarchy.

NORTHFIELD BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

	Fair Value Measurements at December 31, 2021 Using:
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Measured on a recurring basis:
Assets:
Investment securities:
Debt securities available-for-sale:
U.S Government agency securities	$2,290	$—	$2,290	$—
Mortgage-backed securities
Pass-through certificate
GSE	581,406	—	581,406	—
REMICs:
GSE	391,710	$—	391,710	—
	973,116	—	973,116	—
Other debt securities:
Municipal bonds	72	—	72	—
Corporate bonds	232,759	—	232,759	—
	232,831	—	232,831	—
Total debt securities available-for sale	1,208,237	—	1,208,237	—
Trading securities	13,461	13,461	—	—
Equity securities (1)	328	328	—	—
Total	$1,222,026	$13,789	$1,208,237	$—

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

    The following table presents qualitative information for Level 3 assets measured at fair value on a non-recurring basis at December 31, 2022 (dollars in thousands):

	Fair Value	Valuation Methodology	Unobservable Inputs	Range of Inputs
	(in thousands)
Individually evaluated loans	$4,640	Appraisals	Discount for costs to sell	7.0%
			Discount for quick sale	10.0%
		Discounted cash flows	Interest rates	4.88% - 7.50%

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

The valuation techniques described below were used to measure fair value of financial instruments in the tables below on a recurring basis and a non-recurring basis as of December 31, 2022 and 2021.

Debt Securities Available-for-Sale: The estimated fair values for mortgage-backed securities, corporate, and other debt securities are obtained from an independent nationally recognized third-party pricing service. The estimated fair values are derived primarily from cash flow models, which include assumptions for interest rates, credit losses, and prepayment speeds. Broker/dealer quotes are utilized as well, when such quotes are available and deemed representative of the market. The significant inputs utilized in the cash flow models are based on market data obtained from sources independent of the Company (Observable Inputs), and are therefore classified as Level 2 within the fair value hierarchy. There were no transfers of securities between Level 1 and Level 2 during the years ended December 31, 2022 and 2021.

Trading Securities: Fair values are derived from quoted market prices in active markets.  The assets consist of publicly traded mutual funds.

Equity Securities: Fair values of equity securities consisting of publicly traded mutual funds are derived from quoted market prices in active markets.

Loans Individually Evaluated for Impairment: At December 31, 2022, and December 31, 2021, the Company had loans individually evaluated for impairment (excluding PCD loans) with outstanding principal balances of $6.7 million and $5.8 million, respectively, which were recorded at their estimated fair value of $4.6 million and $3.8 million, respectively. The Company recorded a net increase in the specific reserve for impaired loans of $8,000, and a net decrease in the specific reserve of $43,000 for the years ended December 31, 2022 and 2021, respectively. The Company recorded net charge-offs of $838,000 for the year ended December 31, 2022, as compared to net charge-offs of $2.8 million for the year ended December 31, 2021, utilizing Level 3 inputs. For purposes of estimating the fair value of impaired loans, management utilizes independent appraisals, if the loan is collateral-dependent, adjusted downward by management, as necessary, for changes in relevant valuation factors subsequent to the appraisal date, or the present value of expected future cash flows for non-collateral-dependent loans and TDRs.

Other Real Estate Owned: At December 31, 2022, the Company had no assets acquired through foreclosure. At December 31, 2021, the Company had other real estate owned of approximately $100,000, recorded at estimated fair value, less estimated selling costs when acquired, thus establishing a new cost basis. The property was located in New Jersey and was sold during the second quarter of 2022 for a small gain. Estimated fair value is generally based on independent appraisals. These appraisals include adjustments to comparable assets based on the appraisers’ market knowledge and experience, and are considered Level 3 inputs. When an asset is acquired, the excess of the loan balance over fair value, less estimated selling costs, is charged to the allowance for credit losses. If the estimated fair value of the asset declines, a write-down is recorded through non-interest expense. The valuation of foreclosed assets is subjective in nature and may be adjusted in the future because of changes in the economic conditions.

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

The estimated fair values of the Company’s significant financial instruments at December 31, 2022 and 2021, are presented in the following tables (in thousands):

	December 31, 2022
		Estimated Fair Value
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$45,799	$45,799	$—	$—	$45,799
Trading securities	10,751	10,751	—	—	10,751
Debt securities available-for-sale	952,173	—	952,173	—	952,173
Debt securities held-to-maturity	10,760	—	10,389	—	10,389
Equity securities (1)	361	361	—	—	361
FHLBNY stock, at cost	30,382	—	30,382	—	30,382
Net loans held-for-investment	4,201,076	—	—	4,016,849	4,016,849
Derivative assets	5,321	—	5,321	—	5,321
Financial liabilities:
Deposits	$4,150,219	$—	$4,148,938	$—	$4,148,938
FHLB advances and other borrowings (including securities sold under agreements to repurchase)	583,859	—	564,588	—	564,588
Subordinated debentures, net of issuance costs	60,996	—	54,393	—	54,393
Advance payments by borrowers for taxes and insurance	25,995	—	25,995	—	25,995
Derivative liabilities	5,321	—	5,321	—	5,321

(1) Excludes investment measured at net asset value of $10.1 million at December 31, 2022, which has not been classified in the fair value hierarchy.

NORTHFIELD BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

	December 31, 2021
		Estimated Fair Value
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$91,068	$91,068	$—	$—	$91,068
Trading securities	13,461	13,461	—	—	13,461
Debt securities available-for-sale	1,208,237	—	1,208,237	—	1,208,237
Debt securities held-to-maturity	5,283	—	5,475	—	5,475
Equity securities (1)	328	328	—	—	328
FHLBNY stock, at cost	22,336	—	22,336	—	22,336
Net loans held-for-investment	3,767,644	—	—	3,904,026	3,904,026
Derivative assets	923	—	923	—	923
Financial liabilities:
Deposits	$4,169,334	$—	$4,172,125	$—	$4,172,125
FHLB advances and other borrowings (including securities sold under agreements to repurchase)	421,755	—	426,235	—	426,235
Advance payments by borrowers for taxes and insurance	24,909	—	24,909	—	24,909
Derivative liabilities	925	—	925	—	925

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
(18)        Earnings Per Share

The following is a summary of the Company’s earnings per share calculations and reconciliation of basic to diluted earnings per share for the periods indicated (in thousands, except share and per share data):

	December 31,
	2022	2021	2020
Net income available to common stockholders	$61,119	$70,654	$36,988

Weighted average shares outstanding-basic	46,234,122	48,416,495	48,721,504
Effect of non-vested restricted stock and stock options outstanding	203,997	337,768	64,459
Weighted average shares outstanding-diluted	46,438,119	48,754,263	48,785,963
Earnings per share-basic	$1.32	$1.46	$0.76
Earnings per share-diluted	$1.32	$1.45	$0.76
Anti-dilutive shares	756,765	323,466	1,972,136

NORTHFIELD BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(19)        Stock Repurchase Program

On March 18, 2021, the Board of Directors of the Company approved a stock repurchase program of $54.2 million which was completed in March 2022 upon reaching the purchase limit. On June 16, 2022, the Board of Directors of the Company approved a new $45.0 million stock repurchase program. Under the stock repurchase programs, the Company is authorized to repurchase shares and anticipates conducting such repurchases in accordance with Rule 10b5-1 of the Securities and Exchange Commission. The timing of the repurchases will depend on certain factors, including but not limited to, market conditions and prices, the Company’s liquidity and capital requirements, and alternative uses of capital. Any repurchased shares will be held as treasury stock and will be available for general corporate purposes. The repurchases may be suspended, terminated or modified at any time for any reason, including market conditions, the cost of repurchasing shares, the availability of alternative investment opportunities, liquidity, and other factors deemed appropriate. These factors may also affect the timing and amount of share repurchases. The Company is not obligated to purchase any particular number of shares. During the year ended December 31, 2022, the Company repurchased 2,092,157 shares of its common stock outstanding at an average price of $14.72 for a total of $30.8 million pursuant to the stock repurchase plan. At December 31, 2022, the maximum dollar value of shares remaining for repurchase under the plan was $22.4 million.

During the year ended December 31, 2021, the Company repurchased 3,342,700 shares of its common stock outstanding at an average price of $15.91 for a total of $53.2 million, pursuant to the stock repurchase plan. At December 31, 2021, the maximum dollar value of shares remaining for repurchase under the plan was $8.3 million.
(20)        Revenue Recognition

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

The Company’s revenue streams that are within the scope of Topic 606 include service charges on deposit accounts, ATM and card interchange fees, investment services fees, and other miscellaneous income. Fees and service charges for customer services include: (i) service charges on deposit accounts, including account maintenance fees, overdraft fees, insufficient funds fees, wire fees, and other deposit related fees; (ii) ATM and card interchange fees, which include fees generated when a Bank cardholder uses a non-Bank ATM or a non-Bank cardholder uses a Bank ATM, and fees earned whenever the Bank's debit cards are processed through card payment networks such as Visa; and (iii) investment services fees earned through partnering with a third-party investment and brokerage service firm to provide insurance and investment products to customers. The Company's performance obligation for fees and service charges is satisfied and related revenue recognized immediately or in the month of performance of services. For the year ended December 31, 2022, other income primarily included rental income from subleasing one of the Company's branches to a third party and loan servicing fees. In prior years, other income primarily included rental income from subleasing one of the Company's branches to a third party, loan servicing fees, and fee income on interest rate swaps.

NORTHFIELD BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
The following table summarizes non-interest income for the periods indicated (in thousands):

	December 31,
	2022	2021	2020
Fees and service charges for customer services:
Service charges	$3,380	$3,075	$2,356
ATM and card interchange fees	1,920	1,893	1,326
Investment fees	405	426	285
Total fees and service charges for customer services	5,705	5,394	3,967
Income on bank-owned life insurance (1)	3,414	4,103	3,774
Gains on available-for-sale debt securities, net (1)	279	1,495	327
(Losses)/gains on trading securities, net (1)	(2,206)	1,703	1,601
Gains on sale of loans (1)	453	1,401	665
Other (1)	338	357	1,138
Total non-interest income	$7,983	$14,453	$11,472

(1) Not within the scope of Topic 606
(21)        Leases

The Company’s leases primarily relate to real estate property for branches and office space with terms extending from three months up to 32.5 years. At December 31, 2022, all of the Company's leases are classified as operating leases, which are required to be recognized on the consolidated balance sheets as a right-of-use asset and a corresponding lease liability.

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

At December 31, 2022, the Company’s operating lease right-of-use assets and operating lease liabilities included in the consolidated balance sheet were $34.3 million and $39.8 million, respectively. At December 31, 2021, the Company’s operating lease right-of-use assets and operating lease liabilities included in the consolidated balance sheet were $33.9 million and $39.9 million, respectively. Operating lease expense is recognized on a straight-line basis over the lease term, while variable lease payments are recognized as incurred. Variable lease payments include common area maintenance charges, real estate taxes, repairs and maintenance costs and utilities. Operating and variable lease expenses are recorded in occupancy expense in the consolidated statements of comprehensive income.

NORTHFIELD BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Supplemental lease information at or for the years ended December 31, 2022 and 2021 is as follows (dollars in thousands):

	At or for the Year Ended
	December 31, 2022	December 31, 2021	December 31, 2020
Operating lease cost	$6,006	$5,797	$6,160
Variable lease cost	3,621	4,092	3,276
Net lease cost	$9,627	$9,889	$9,436
Cash paid for amounts included in measurement of operating lease liabilities	$6,350	$6,538	$6,490
Right-of-use assets obtained in exchange for new operating lease liabilities	$4,983	$1,596	$3,568
Weighted average remaining lease term (in years)	11.22 years	11.84 years	12.28 years
Weighted average discount rate	3.54%	3.55%	3.60%
The following table summarizes lease payment obligations for each of the next five years and thereafter in addition to a reconcilement to the Company's current lease liability (dollars in thousands):

Year	Amount
2023	$6,490
2024	6,069
2025	5,729
2026	4,967
2027	4,007
Thereafter	22,557
Total lease payments	49,819
Less: imputed interest	(10,029)
Present value of lease liabilities	$39,790
Net rental expense included in occupancy expense was approximately $6.1 million, $5.9 million, and $8.0 million for the years ended December 31, 2022, 2021, and 2020, respectively. Included in rental expense for the year ended December 31, 2020 is approximately $1.8 million of accelerated rental expense related to the branch consolidations.

As of December 31, 2022, the Company had not entered into any leases that have not yet commenced.
(22)        Derivatives

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

At December 31, 2022, the Company had seven interest rate swaps with a notional amount of $37.0 million. At December 31, 2021, the Company had seven interest rate swaps with a notional amount of $38.1 million. The Company recorded no fee income related to these swaps for the years ended December 31, 2022 and 2021.

The table below presents the fair value of derivatives as well as their location on the consolidated balance sheets (in thousands):

	Fair Value
	December 31,
Balance Sheet Location	2022	2021
Other assets	$5,321	$923
Other liabilities	5,321	925

NORTHFIELD BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(23)    Parent-only Financial Information

The following condensed parent company-only financial information reflects Northfield Bancorp, Inc.’s investment in its wholly-owned consolidated subsidiary, Northfield Bank, using the equity method of accounting.

Northfield Bancorp, Inc.
Condensed Balance Sheets

	December 31,
	2022	2021
	(in thousands)
Assets
Cash in Northfield Bank	$39,950	$14,411
Investment in Northfield Bank	703,666	703,036
ESOP loan receivable	17,814	19,283
Other assets	1,635	3,412
Total assets	$763,065	$740,142
Liabilities and Stockholders' Equity
Subordinated debentures, net of issuance costs	$60,996	$—
Total liabilities	679	259
Total stockholders' equity	701,390	739,883
Total liabilities and stockholders' equity	$763,065	$740,142

Northfield Bancorp, Inc.
 Condensed Statements of Comprehensive Income

	Years Ended
	December 31,
	2022	2021	2020
	(in thousands)
Interest on ESOP loan	$627	$677	$1,043
Interest income on deposits in other financial institutions	4	18	129
Undistributed earnings of Northfield Bank	62,964	70,956	37,544
Total income	63,595	71,651	38,716
Interest expense on subordinated debt	1,797	—	—
Other expenses	1,020	831	1,647
Income tax expense	(341)	166	81
Total expenses	2,476	997	1,728
Net income	$61,119	$70,654	$36,988
Comprehensive income:
Net income	$61,119	$70,654	$36,988
Other comprehensive (loss) income, net of tax	(50,394)	(11,097)	8,461
Comprehensive income	$10,725	$59,557	$45,449

NORTHFIELD BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Northfield Bancorp, Inc.
 Condensed Statements of Cash Flows

	December 31,
	2022	2021	2020
	(in thousands)
Cash flows from operating activities
Net income	$61,119	$70,654	$36,988
Adjustments to reconcile net income to net cash used in operating activities:
Decrease (increase) in other assets	702	(4,034)	(1,008)
Amortization of debt issuance costs	112	—	—
Increase (decrease) in other liabilities	420	12	(1,499)
Undistributed earnings of Northfield Bank	(62,964)	(70,956)	(37,544)
Net cash used in operating activities	(611)	(4,324)	(3,063)
Cash flows from investing activities
Cash and cash equivalents acquired in business acquisition	—	—	5,903
Dividends from Northfield Bank	17,143	69,916	16,174
Net cash provided by investing activities	17,143	69,916	22,077
Cash flows from financing activities
Proceeds from issuance of subordinated debt, net of issuance costs	60,884	—	—
Principal payments on ESOP loan receivable	1,469	1,553	1,061
Purchase of treasury stock	(30,881)	(53,321)	(10,405)
Dividends paid	(24,127)	(24,299)	(21,476)
Exercise of stock options	1,662	3,409	175
Net cash provided by (used in) financing activities	9,007	(72,658)	(30,645)
Net increase (decrease) in cash and cash equivalents	25,539	(7,066)	(11,631)
Cash and cash equivalents at beginning of year	14,411	21,477	33,108
Cash and cash equivalents at end of year	$39,950	$14,411	$21,477

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Steven M. Klein, our Chair, President and Chief Executive Officer, and William R. Jacobs, our Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) or (the Exchange Act) as of December 31, 2022.  Based upon their evaluation, they each found that our disclosure controls and procedures were effective as of that date.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013).  Based on our assessment we conclude that, as of December 31, 2022, the Company’s internal control over financial reporting was effective based on those criteria.

The Company’s independent registered public accounting firm that audited the consolidated financial statements has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022, and it is included in Item 8, under Part II of this Annual Report on Form 10-K.  This report appears on page 75 of this document.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fourth quarter of 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

None.

ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not Applicable.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The sections of the Company’s definitive proxy statement for the Company’s 2023 Annual Meeting of the Stockholders (the “2023 Proxy Statement”) entitled “Corporate Governance and Board Matters -Board of Directors, Leadership Structure, Role in Risk Oversight, Meetings and Standing Committees,” “-Director Nominees,” “- Directors Continuing in Office,” “- Codes of Conduct and Ethics,” “-Executive Officers who are not Directors” and “Other Information - Delinquent Section 16(a) Reports,” are incorporated herein by reference.

A copy of the Code of Conduct and Ethics for Employees, Officers, and Directors and the Code of Conduct and Ethics for Senior Financial Officers is available to shareholders under the Investor Relations tab on the Company's website at www.eNorthfield.com.

ITEM 11.    EXECUTIVE COMPENSATION

The sections of the Company’s 2023 Proxy Statement entitled “Corporate Governance and Board Matters-Board of Directors, Leadership Structure, Role in Risk Oversight, Meetings and Standing Committees” and “Executive Compensation” are incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The section of the Company’s 2023 Proxy Statement entitled “Proposal 1 - Election of Directors” is incorporated herein by reference.

Set forth below is information as of December 31, 2022, with respect to compensation plans (other than our employee stock ownership plan) under which equity securities of the Company are authorized for issuance:

	Equity Compensation Plan Information
	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights(1)	Number of Securities Remaining Available for Future Issuance Under Stock-Based Compensation Plans (Excluding Securities Reflected in First Column)(2)
Equity compensation plans approved by security holders	1,582,826	$14.04	4,097,387
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	1,582,826	$14.04	4,097,387
(1) Represents the weighted average exercise price of outstanding options at December 31, 2022.
(2) To the extent an equity award is issued in the form of a restricted stock grant, or restricted stock unit, the number of stock options/SARs that can be granted is reduced by 4.5.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The sections of the Company’s 2023 Proxy Statement entitled “Corporate Governance and Board Matters-Transactions with Certain Related Persons” and “-Board of Directors, Leadership Structure, Role in Oversight, Meetings and Standing Committees” are incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

Our independent registered public accounting firm is KPMG, LLP, Short Hills, New Jersey, PCAOB Firm ID: 185

The sections of the Company’s 2023 Proxy Statement entitled “Audit-Related Matters-Policy for Approval of Audit and Permitted Non-audit Services” and “-Auditor Fees and Services” are incorporated herein by reference.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)(1)  Financial Statements
    The following documents are filed as part of this Annual Report on Form 10-K.
(A) Reports of Independent Registered Public Accounting Firm
(B) Consolidated Balance Sheets - at December 31, 2022, and 2021
(C) Consolidated Statements of Comprehensive Income - Years ended December 31, 2022, 2021, and 2020
(D) Consolidated Statements of Changes in Stockholders’ Equity - Years ended December 31, 2022, 2021, and 2020
(E) Consolidated Statements of Cash Flows - Years ended December 31, 2022, 2021, and 2020
(F) Notes to Consolidated Financial Statements

(a)(2)  Exhibits

3.1	Certificate of Incorporation of Northfield Bancorp, Inc. (Incorporated by reference to the Registration Statement on Form S-1 of Northfield Bancorp, Inc. (File No. 333-181995), filed with the Securities and Exchange Commission on June 8, 2012.)
3.2	Bylaws of Northfield Bancorp, Inc. (Incorporated by reference to the Registration Statement on Form S-1 of Northfield Bancorp, Inc. (File No. 333-181995), filed with the Securities and Exchange Commission on June 8, 2012.)
3.3	Text of amendment to Bylaws of Northfield Bancorp, Inc. (Incorporated by reference to Northfield Bancorp, Inc.’s Current Report on Form 8-K dated November 16, 2022, (File Number 001-35791), filed with the Securities and Exchange Commission on November 17, 2022.)
4.1	Form of Common Stock Certificate of Northfield Bancorp, Inc. (Incorporated by reference to the Registration Statement on Form S-1 of Northfield Bancorp, Inc. (File No. 333-181995), filed with the Securities and Exchange Commission on June 8, 2012.)
4.2	Description of Registrant's Securities (Incorporated by reference to Northfield Bancorp, Inc.’s Annual Report on Form 10-K dated December 31, 2019, (File Number 001-35791), filed with the Securities and Exchange Commission on March 2, 2020.)
4.3	Indenture, dated as of June 17, 2022, by and between Northfield Bancorp, Inc. and UMB Bank, National Association, as trustee (Incorporated by reference to Northfield Bancorp, Inc.’s Current Report on Form 8-K dated June 17, 2022, (File Number 001-35791), filed with the Securities and Exchange Commission on June 17, 2022.)
4.4	Form of 5.00% Fixed-to-Floating Rate Subordinated Notes due 2032 of Northfield Bancorp, Inc. (Incorporated by reference to Northfield Bancorp, Inc.’s Current Report on Form 8-K dated June 17, 2022, (File Number 001-35791), filed with the Securities and Exchange Commission on June 17, 2022.)
10.1	Short Term Disability and Long Term Disability for Senior Management (Incorporated by reference to the Registration Statement on Form S-1 of Northfield Bancorp, Inc. (File No. 333-143643), filed with the Securities and Exchange Commission on June 11, 2007.) †
10.2	Northfield Bank Non-Qualified Supplemental Employee Stock Ownership Plan (Incorporated by reference to Northfield Bancorp, Inc.’s Annual Report on Form 10-K, dated December 31, 2007, (File Number 001-33732), filed with the Securities and Exchange Commission on March 31, 2008.) †
10.3	Amendment to Northfield Bank Non-Qualified Supplemental Employee Stock Ownership Plan (Incorporated by reference to Northfield Bancorp, Inc.’s Annual Report on Form 10-K, dated December 31, 2008, (File Number 001-33732), filed with the Securities and Exchange Commission on March 16, 2009.) †
10.4	Group Term Replacement Plan (Incorporated by reference to Northfield Bancorp, Inc.’s Current Report on Form 8-K, dated April 28, 2010, (File Number 001-33732), filed with the Securities and Exchange Commission on April 29, 2010.) †
10.5	Northfield Bancorp, Inc. 2014 Equity Incentive Plan (Incorporated by reference to Appendix A of Northfield Bancorp, Inc.’s Definitive Proxy Statement for the 2014 Annual Meeting of Stockholders (File No. 001-35791) filed with the Securities and Exchange Commission on April 25, 2014.) †
10.6	Form of Employee Stock Option Award Agreement under the 2014 Equity Incentive Plan with the Exception of Steven M. Klein (Incorporated by reference to Northfield Bancorp, Inc.’s Quarterly Report on Form 10-Q, dated June 30, 2014, (File Number 001-35791), filed with the Securities and Exchange Commission on August 11, 2014.) †
10.7	Form of Addendum to Restricted Stock Award and Stock Option Agreements to Participants of the 2014 Equity Incentive Plan (Incorporated by reference to Northfield Bancorp, Inc.’s Current Report on Form 8-K, dated December 17, 2014, (File Number 001-35791), filed with the Securities and Exchange Commission on December 23, 2014.) †
10.8	Form of Employee Stock Option Award Agreement under the 2014 Equity Incentive Plan with the Exception of Steven M. Klein (Incorporated by reference to Northfield Bancorp, Inc.’s Quarterly Report on Form 10-Q, dated June 30, 2015, (File Number 001-35791), filed with the Securities and Exchange Commission on August 10, 2015.) †
10.9	Form of Employee Stock Option Award Agreement under the 2014 Equity Incentive Plan with Steven M. Klein (Incorporated by reference to Northfield Bancorp, Inc.’s Quarterly Report on Form 10-Q, dated June 30, 2015, (File Number 001-35791, filed with the Securities and Exchange Commission on August 10, 2015.) †

10.10	Form of Director Non-Statutory Stock Option Award Agreement under the 2014 Equity Incentive Plan (Incorporated by reference to Northfield Bancorp, Inc.’s Quarterly Report on Form 10-Q, dated June 30, 2015, (File Number 001-35791), filed with the Securities and Exchange Commission on August 10, 2015.) †
10.11	Amended and Restated Employment Agreement effective November 1, 2017, with Steven M. Klein (Incorporated by reference to Northfield Bancorp, Inc.’s Current Report on Form 8-K dated October 25, 2017, (File Number 001-35791), filed with the Securities and Exchange Commission on October 30, 2017.) †
10.12	Amended and Restated Employment Agreement effective January 1, 2018, with William R. Jacobs (Incorporated by reference to Northfield Bancorp, Inc.’s Current Report on Form 8-K dated December 13, 2017, (File Number 001-35791), filed with the Securities and Exchange Commission on December 19, 2017.) †
10.13	Northfield Bancorp, Inc. 2019 Equity Incentive Plan (Incorporated by reference to Appendix A of Northfield Bancorp, Inc.’s Definitive Proxy Statement for the 2019 Annual Meeting of Stockholders, (File Number 001-35791), filed with the Securities and Exchange Commission on April 9, 2019.) †
10.14	Form of CEO Time-Based Restricted Stock Award Agreement under the 2019 Equity Incentive Plan (Incorporated by reference to Northfield Bancorp, Inc.’s Current Report on Form 8-K, dated February 17, 2020, (File Number 001-35791), filed with the Securities and Exchange Commission on February 21, 2020.) †
10.15	Form of Executive Vice President Time-Based Restricted Stock Award Agreement under the 2019 Equity Incentive Plan (Incorporated by reference to Northfield Bancorp, Inc.’s Current Report on Form 8-K, dated February 17, 2020, (File Number 001-35791)filed with the Securities and Exchange Commission on February 21, 2020.) †
10.16	Form of Employee (Below Executive Vice President) Time-Based Restricted Stock Award Agreement under the 2019 Equity Incentive Plan (Incorporated by reference to Northfield Bancorp, Inc.’s Current Report on Form 8-K, dated February 17, 2020,(File Number 001-35791), filed with the Securities and Exchange Commission on February 21, 2020.) †
10.17	Form of CEO Restricted Stock Unit Agreement (Performance-Based Vesting) under the 2019 Equity Incentive Plan (Incorporated by reference to Northfield Bancorp, Inc.’s Current Report on Form 8-K, dated February 17, 2020, (File Number 001-35791), filed with the Securities and Exchange Commission on February 21, 2020.) †
10.18	Form of Executive Vice President Restricted Stock Unit Agreement (Performance-Based Vesting) under the 2019 Equity Incentive Plan (Incorporated by reference to Northfield Bancorp, Inc.’s Current Report on Form 8-K, dated February 17, 2020, (File Number 001-35791), filed with the Securities and Exchange Commission on February 21, 2020.) †
10.19	Form of Incentive Employee Stock Option Agreement (Time-Based Vesting) under the 2019 Equity Incentive Plan (Incorporated by reference to Northfield Bancorp, Inc.’s Current Report on Form 8-K, dated February 17, 2020, (File Number 001-35791), filed with the Securities and Exchange Commission on February 21, 2020.) †
10.20	Form of President and Chief Executive Officer Time-Based Restricted Stock Award Agreement under the 2019 Equity Incentive Plan (Incorporated by reference to Northfield Bancorp, Inc.’s Current Report on Form 8-K dated January 29, 2021, (File Number 001-35791), filed with the Securities and Exchange Commission on February 4, 2021.) †
10.21	Form of Executive Vice President Time-Based Restricted Stock Award Agreement under the 2019 Equity Incentive Plan (Incorporated by reference to Northfield Bancorp, Inc.’s Current Report on Form 8-K dated January 29, 2021, (File Number 001-35791), filed with the Securities and Exchange Commission on February 4, 2021.) †
10.22	Form of Employee (Below Executive Vice President) Time-Based Restricted Stock Award Agreement under the 2019 Equity Incentive Plan (Incorporated by reference to Northfield Bancorp, Inc.’s Current Report on Form 8-K dated January 29, 2021, (File Number 001-35791), filed with the Securities and Exchange Commission on February 4, 2021.) †
10.23	Form of President and Chief Executive Officer Restricted Stock Unit Agreement (Performance-Based Vesting) under the 2019 Equity Incentive Plan (Incorporated by reference to Northfield Bancorp, Inc.’s Current Report on Form 8-K dated January 29, 2021, (File Number 001-35791)filed with the Securities and Exchange Commission on February 4, 2021.) †
10.24	Form of Executive Vice President Restricted Stock Unit Agreement (Performance-Based Vesting) under the 2019 Equity Incentive Plan (Incorporated by reference to Northfield Bancorp, Inc.’s Current Report on Form 8-K dated January 29, 2021, (File Number 001-35791)filed with the Securities and Exchange Commission on February 4, 2021.) †
10.25	Form of Amendment to Employment Agreement for Steven M. Klein, William R. Jacobs, Tara L. French, David V. Fasanella, and Robin Lefkowitz (Incorporated by reference to Northfield Bancorp, Inc.’s Quarterly Report on Form 10-Q dated September 30, 2021, 2021, (File Number 001-35791), filed with the Securities and Exchange Commission on November 9, 2021.) †
10.26	Form of Director Time-Based Restricted Stock Award Agreement under the 2019 Equity Incentive Plan (Incorporated by reference to Northfield Bancorp, Inc.’s Current Report on Form 8-K dated January 26, 2022, (File Number 001-35791) filed with the Securities and Exchange Commission on February 1, 2022.) †
10.27	Form of President and Chief Executive Officer Time-Based Restricted Stock Award Agreement under the 2019 Equity Incentive Plan (Incorporated by reference to Northfield Bancorp, Inc.’s Current Report on Form 8-K dated January 26, 2022, (File Number 001-35791), filed with the Securities and Exchange Commission on February 1, 2022.) †
10.28	Form of Executive Vice President Time-Based Restricted Stock Award Agreement under the 2019 Equity Incentive Plan (Incorporated by reference to Northfield Bancorp, Inc.’s Current Report on Form 8-K dated January 26, 2022, (File Number 001-35791), filed with the Securities and Exchange Commission on February 1, 2022.) †
10.29	Form of Employee (Below Executive Vice President) Time-Based Restricted Stock Award Agreement under the 2019 Equity Incentive Plan (Incorporated by reference to Northfield Bancorp, Inc.’s Current Report on Form 8-K dated January 26, 2022, (File Number 001-35791), filed with the Securities and Exchange Commission on February 1, 2022.) †
10.30	Form of President and Chief Executive Officer Restricted Stock Unit Agreement (Performance-Based Vesting) under the 2019 Equity Incentive Plan (Incorporated by reference to Northfield Bancorp, Inc.’s Current Report on Form 8-K dated January 26, 2022, (File Number 001-35791), filed with the Securities and Exchange Commission on February 1, 2022.) †

10.31	Form of Executive Vice President Restricted Stock Unit Agreement (Performance-Based Vesting) under the 2019 Equity Incentive Plan (Incorporated by reference to Northfield Bancorp, Inc.’s Current Report on Form 8-K dated January 26, 2022, (File Number 001-35791), filed with the Securities and Exchange Commission on February 1, 2022.) †
10.32	Northfield Bancorp, Inc. 2022 Executive Management Cash Incentive Plan (Incorporated by reference to Northfield Bancorp, Inc.’s Current Report on Form 8-K dated January 26, 2022, (File Number 001-35791), filed with the Securities and Exchange Commission on February 1, 2022.) †
10.33	Northfield Bancorp, Inc. Management Cash Incentive Governing Plan, amended January 26, 2022 (Incorporated by reference to Northfield Bancorp, Inc.’s Current Report on Form 8-K dated January 26, 2022, (File Number 001-35791), filed with the Securities and Exchange Commission on February 1, 2022.) †
10.34	Form of Subordinated Note Purchase Agreement, dated as of June 17, 2022, by and between Northfield Bancorp, Inc. and each of the several Purchasers (Incorporated by reference to Northfield Bancorp, Inc.’s Current Report on Form 8-K dated June 17, 2022, (File Number 001-35791), filed with the Securities and Exchange Commission on June 17, 2022.)
10.35	Form of Registration Rights Agreement, dated as of June 17, 2022, by and between Northfield Bancorp, Inc. and each of the several Purchasers (Incorporated by reference to Northfield Bancorp, Inc.’s Current Report on Form 8-K dated June 17, 2022, (File Number 001-35791), filed with the Securities and Exchange Commission on June 17, 2022.)
10.36	Northfield Bancorp, Inc. 2023 Management Cash Incentive Plan (Incorporated by reference to Northfield Bancorp, Inc.’s Current Report on Form 8-K dated January 25, 2023, (File Number 001-35791), filed with the Securities and Exchange Commission on January 31, 2023.) †
10.37	Northfield Bank Non-Qualified Deferred Compensation Plan † *
10.38	Northfield Bank Non-Qualified Deferred Compensation Plan Adoption Agreement *
10.39	Form of Employment Agreement with Tara L. French, David V. Fasanella, and Robin Lefkowitz †*
21	Subsidiaries of Registrant (Incorporated by reference to the Registration Statement on Form S-1 of Northfield Bancorp, Inc. (File No. 333-143643), filed with the Securities and Exchange Commission on June 11, 2007.)
23	Consent of KPMG LLP *
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101
The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Statements of Changes in Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements.

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

NORTHFIELD BANCORP, INC.

Date:	March 1, 2023	By:	/s/ Steven M. Klein
Steven M. Klein
Chair, President and Chief Executive Officer
(Duly Authorized Representative)

    Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Steven M. Klein	Chair, President and Chief Executive Officer (Principal Executive Officer)	March 1, 2023
Steven M. Klein

/s/ William R. Jacobs	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 1, 2023
William R. Jacobs

/s/ Annette Catino	Director	March 1, 2023
Annette Catino

/s/ Gil Chapman	Director	March 1, 2023
Gil Chapman

/s/ John P. Connors, Jr	Director	March 1, 2023
John P. Connors, Jr.

/s/ Timothy C. Harrison	Director	March 1, 2023
Timothy C. Harrison

/s/ Karen J. Kessler	Director	March 1, 2023
Karen J. Kessler

/s/ Gualberto Medina	Director	March 1, 2023
Gualberto Medina

/s/ Frank P. Patafio	Director	March 1, 2023
Frank P. Patafio

/s/ Patrick L. Ryan	Director	March 1, 2023
Patrick L. Ryan

/s/ Paul V. Stahlin	Director	March 1, 2023
Paul V. Stahlin