Form 10-Q
period 2023-03-31
Northfield Bancorp, Inc.
filed 2023-05-10
CIK 1493225

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023
or
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
As of April 30, 2023, the registrant had 46,530,167 shares of Common Stock, par value $0.01 per share, issued and outstanding.

NORTHFIELD BANCORP, INC.
Form 10-Q Quarterly Report

PART I
ITEM 1.     FINANCIAL STATEMENTS

NORTHFIELD BANCORP, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited) (In thousands, except share amounts)

	March 31, 2023	December 31, 2022
ASSETS:
Cash and due from banks	$14,490	$14,530
Interest-bearing deposits in other financial institutions	144,462	31,269
Total cash and cash equivalents	158,952	45,799
Trading securities	11,129	10,751
Debt securities available-for-sale, at estimated fair value (with no allowance for credit losses at March 31, 2023 and December 31, 2022)	896,948	952,173
Debt securities held-to-maturity, at amortized cost	10,378	10,760
(estimated fair value of $10,172 at March 31, 2023, and $10,389 at December 31, 2022, with no allowance for credit losses at March 31, 2023 and December 31, 2022)
Equity securities	10,443	10,443
Loans held-for-investment	4,241,931	4,243,693
Less: allowance for credit losses	(41,436)	(42,617)
Net loans held-for-investment	4,200,495	4,201,076
Accrued interest receivable	17,196	17,426
Bank-owned life insurance	168,782	167,912
Federal Home Loan Bank (“FHLB”) of New York stock, at cost	41,117	30,382
Operating lease right-of-use assets	33,120	34,288
Premises and equipment, net	24,674	24,844
Goodwill	41,012	41,012
Other assets	48,927	54,427
Total assets	$5,663,173	$5,601,293
LIABILITIES AND STOCKHOLDERS’ EQUITY:
LIABILITIES:
Deposits	$3,847,497	$4,150,219
Securities sold under agreements to repurchase	25,000	25,000
FHLB advances and other borrowings	923,983	558,859
Subordinated debentures, net of issuance costs	61,052	60,996
Operating lease liabilities	38,509	39,790
Advance payments by borrowers for taxes and insurance	30,847	25,995
Accrued expenses and other liabilities	38,119	39,044
Total liabilities	4,965,007	4,899,903
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value: 25,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value: 150,000,000 shares authorized, 64,770,875 shares issued at
March 31, 2023 and December 31, 2022, 46,530,167 and 47,442,488 outstanding at March 31, 2023 and December 31, 2022, respectively	648	648
Additional paid-in-capital	588,532	590,249
Unallocated common stock held by employee stock ownership plan	(15,422)	(15,650)
Retained earnings	424,148	418,353
Accumulated other comprehensive loss	(42,285)	(48,331)
Treasury stock at cost: 18,240,708 and 17,328,387 shares at March 31, 2023 and December 31, 2022, respectively	(257,455)	(243,879)
Total stockholders’ equity	698,166	701,390
Total liabilities and stockholders’ equity	$5,663,173	$5,601,293
See accompanying notes to unaudited consolidated financial statements.

NORTHFIELD BANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited) (In thousands, except per share data)

	Three Months Ended March 31,
	2023	2022
Interest income:
Loans	$43,707	$36,721
Mortgage-backed securities	3,792	2,475
Other securities	1,385	695
FHLB of New York dividends	465	245
Deposits in other financial institutions	578	58
Total interest income	49,927	40,194
Interest expense:
Deposits	7,821	1,159
Borrowings	6,391	2,166
Subordinated debt	819	—
Total interest expense	15,031	3,325
Net interest income	34,896	36,869
Provision for credit losses	864	403
Net interest income after provision for credit losses	34,032	36,466
Non-interest income:
Fees and service charges for customer services	1,380	1,331
Income on bank-owned life insurance	870	839
Gains on available-for-sale debt securities, net	1	264
Gains/(losses) on trading securities, net	512	(802)
Other	569	81
Total non-interest income	3,332	1,713
Non-interest expense:
Compensation and employee benefits	11,037	9,507
Occupancy	3,372	3,408
Furniture and equipment	454	426
Data processing	2,243	1,713
Professional fees	971	908
Advertising	847	433
Federal Deposit Insurance Corporation insurance	604	357
Credit loss expense for off-balance sheet exposures	111	279
Other	1,489	1,678
Total non-interest expense	21,128	18,709
Income before income tax expense	16,236	19,470
Income tax expense	4,529	5,343
Net income	$11,707	$14,127
Net income per common share:
Basic	$0.26	$0.30
Diluted	$0.26	$0.30

See accompanying notes to unaudited consolidated financial statements.

NORTHFIELD BANCORP, INC. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) - (Continued) (Unaudited) (In thousands)

	Three Months Ended March 31,
	2023	2022
Net income	$11,707	$14,127
Other comprehensive income (loss):
Unrealized gains (losses) on debt securities available-for-sale:
Net unrealized holding gains (losses)	8,397	(34,894)
Less: reclassification adjustment for net gains included in net income	(1)	(264)
Net unrealized gains (losses)	8,396	(35,158)
Post-retirement benefits adjustment	—	(48)
Other comprehensive income (loss), before tax	8,396	(35,206)
Income tax (expense) benefit related to net unrealized holding gains (losses) on debt securities available-for-sale	(2,350)	9,767
Income tax benefit related to reclassification adjustment for gains included in net income	—	74
Income tax benefit related to post retirement benefit adjustment	—	13
Other comprehensive income (loss), net of tax	6,046	(25,352)
Comprehensive income (loss)	$17,753	$(11,225)

See accompanying notes to unaudited consolidated financial statements.

NORTHFIELD BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Three Months Ended March 31, 2023 and 2022
(Unaudited) (In thousands, except share data)

	Common Stock
	Shares Outstanding	Par Value	Additional Paid-in Capital	Unallocated Common Stock Held by the Employee Stock Ownership Plan	Retained Earnings	Accumulated Other Comprehensive Income (loss) Net of tax	Treasury Stock	Total Stockholders' Equity
Balance at December 31, 2021	49,266,733	$648	$589,972	$(17,058)	$381,361	$2,063	$(217,103)	$739,883
Net income					14,127			14,127
Other comprehensive loss, net of tax						(25,352)		(25,352)
ESOP shares allocated or committed to be released			215	236				451
Stock compensation expense			396					396
Restricted stock issuance	157,416		(2,484)				2,484	—
Restricted stock forfeitures	(2,875)		40				(40)	—
Exercise of stock options, net	17,040		(8)				239	231
Cash dividends declared and paid ($0.13 per common share)					(6,101)			(6,101)
Repurchase of treasury stock (average cost of $15.60 per share)	(528,122)						(8,237)	(8,237)
Balance at March 31, 2022	48,910,192	$648	$588,131	$(16,822)	$389,387	$(23,289)	$(222,657)	$715,398

Balance at December 31, 2022	47,442,488	$648	$590,249	$(15,650)	$418,353	$(48,331)	$(243,879)	$701,390
Net income					11,707			11,707
Other comprehensive income, net of tax						6,046		6,046
ESOP shares allocated or committed to be released			165	228				393
Stock compensation expense			718					718
Restricted stock issuance	173,060		(2,670)				2,670	—
Restricted stock forfeitures	(5,098)		77				(77)	—
Exercise of stock options, net	7,600		(7)				107	100
Cash dividends declared and paid ($0.13 per common share)					(5,912)			(5,912)
Repurchase of treasury stock (average cost of $14.68 per share)	(1,087,883)						(16,276)	(16,276)
Balance at March 31, 2023	46,530,167	$648	$588,532	$(15,422)	$424,148	$(42,285)	$(257,455)	$698,166

See accompanying notes to unaudited consolidated financial statements.

NORTHFIELD BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (In thousands)

	Three Months Ended March 31,
	2023	2022
Net income	$11,707	$14,127
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	864	403
ESOP and stock compensation expense	1,111	847
Depreciation	909	946
Amortization of premiums and deferred loan costs, net of accretion of discounts and deferred loan fees	1,940	2,608
Amortization of debt issuance costs	56	—
Amortization of intangible assets	31	53
Amortization of operating lease right-of-use assets	1,168	1,130
Income on bank-owned life insurance	(870)	(839)
Gains on available-for-sale debt securities, net	(1)	(264)
(Gains) losses on trading securities, net	(512)	802
Net sales of trading securities	134	503
Decrease (increase) in accrued interest receivable	230	(19)
Decrease in other assets	1,909	2,604
Decrease in accrued expenses and other liabilities	(925)	(3,303)
Net cash provided by operating activities	17,751	19,598
Cash flows from investing activities:
Net decrease (increase) in loans receivable	3,058	(91,853)
Purchases of loans	(3,781)	—
Purchases of FHLB of New York stock	(21,198)	—
Redemptions of FHLB of New York stock	10,463	1,125
Purchases of debt securities available-for-sale	—	(138,982)
Purchases of equity securities	—	(2,541)
Principal payments and maturities on debt securities available-for-sale	62,063	113,767
Principal payments and maturities on debt securities held-to-maturity	370	37
Proceeds from sale of debt securities available-for-sale	—	41,464
Proceeds from bank-owned life insurance	—	1,526
Purchases and improvements of premises and equipment	(739)	(365)
Net cash provided by (used in) investing activities	50,236	(75,822)
Cash flows from financing activities:
Net (decrease) increase in deposits	(302,722)	133,532
Dividends paid	(5,912)	(6,101)
Exercise of stock options	100	231
Purchase of treasury stock	(16,276)	(8,237)
Increase in advance payments by borrowers for taxes and insurance	4,852	5,123
Proceeds from FHLB advances and other borrowings and securities sold under agreements to repurchase	617,788	1,122
Repayments related to securities sold under agreements to repurchase and other borrowings	(252,664)	(25,000)
Net cash provided by financing activities	45,166	100,670
Net increase in cash and cash equivalents	113,153	44,446
Cash and cash equivalents at beginning of period	45,799	91,068
Cash and cash equivalents at end of period	$158,952	$135,514

See accompanying notes to unaudited consolidated financial statements

NORTHFIELD BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)
(Unaudited) (In thousands)

	Three Months Ended March 31,
	2023	2022
Supplemental cash flow information:
Cash paid during the period for:
Interest	$13,527	$3,418
Income taxes	1,391	827
Non-cash transactions:
Loan charge-offs, net	2,045	102
Transfer of loans held-for-investment to other real estate owned	70	—

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

In the opinion of management, all adjustments (consisting solely of normal and recurring adjustments) necessary for the fair presentation of the consolidated balance sheets and the consolidated statements of comprehensive income for the unaudited periods presented have been included. The results of operations and other data presented for the three months ended March 31, 2023 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2023 or for any other period. Whenever necessary, certain prior year amounts are reclassified to conform to the current year presentation.
In preparing the unaudited consolidated financial statements in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”), management has made estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated balance sheets and for the periods indicated in the consolidated statements of comprehensive income. Material estimates that are particularly susceptible to change are: the allowance for credit losses and the valuation allowance against deferred tax assets. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the consolidated financial statements in the period they are deemed necessary. While management uses its best judgment, actual amounts or results could differ significantly from those estimates.

Certain information and note disclosures usually included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for the preparation of interim financial statements. The consolidated financial statements presented should be read in conjunction with the audited consolidated financial statements and notes to consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the SEC.

Recent Accounting Pronouncements Adopted

Effective January 1, 2023, the Company adopted Accounting Standards Update (“ASU”) No. 2022-02, “Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures” (“ASU 2022-02”). The amendments in this ASU were issued to (1) eliminate accounting guidance for Troubled Debt Restructurings (“TDRs”) by creditors, while enhancing disclosure requirements for certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty; (2) require disclosures of current period gross write-offs by year of origination for financing receivables and net investments in leases. Under ASU 2022-02, the Company assesses all loan modifications to determine whether one is granted to a borrower experiencing financial difficulty, regardless of whether the modified loan terms include a concession. Modifications granted to borrowers experiencing financial difficulty may be in the form of an interest rate reduction, an other-than-insignificant payment delay, a term extension, principal forgiveness or a combination thereof.

Prior to the adoption of ASU 2022-02, a TDR occurred when the terms of a loan were modified because of deterioration in the financial condition of the borrower. Modifications could include extension of the repayment terms of the loan, reduced interest rates, or forgiveness of accrued interest and/or principal.  For the Company's accounting policy related to TDRs granted prior to the adoption of ASU 2022-02, see “Note 1. Significant Accounting Policies included in Item 8. Financial Statements and Supplementary Data” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

The Company adopted ASU 2022-02 on a prospective basis. The adoption of this update did not have a material effect on the Company’s consolidated financial statements. Additional disclosures are included in Note 5 to the consolidated financial statements.

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)
Note 2 – Debt Securities Available-for-Sale
The following is a comparative summary of mortgage-backed securities and other debt securities available-for-sale at March 31, 2023, and December 31, 2022 (in thousands):

	March 31, 2023
		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
	cost	gains	losses	value
U.S. Government agency securities	$75,958	$—	$(3,215)	$72,743
Mortgage-backed securities:
Pass-through certificates:
Government sponsored enterprises ("GSEs")	445,548	1	(36,117)	409,432
Real estate mortgage investment conduits ("REMICs"):
GSE	266,764	—	(14,007)	252,757
	712,312	1	(50,124)	662,189
Other debt securities:
Corporate bonds	167,716	17	(5,717)	162,016
	167,716	17	(5,717)	162,016
Total debt securities available-for-sale	$955,986	$18	$(59,056)	$896,948

	December 31, 2022
		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
	cost	gains	losses	value
U.S. Government agency securities	$76,150	$—	$(4,074)	$72,076
Mortgage-backed securities:
Pass-through certificates:
GSE	472,963	1	(40,346)	432,618
REMICs:
GSE	280,870	—	(16,146)	264,724
	753,833	1	(56,492)	697,342
Other debt securities:
Municipal bonds	21	—	—	21
Corporate bonds	189,603	2	(6,871)	182,734
	189,624	2	(6,871)	182,755
Total debt securities available-for-sale	$1,019,607	$3	$(67,437)	$952,173
The following is a summary of the expected maturity distribution of debt securities available-for-sale, other than mortgage-backed securities, at March 31, 2023 (in thousands):

Available-for-sale	Amortized cost	Estimated fair value
Due in one year or less	$180,324	$174,781
Due after one year through five years	63,350	59,978
	$243,674	$234,759
 Contractual maturities for mortgage-backed securities are not included above, as expected maturities on mortgage-backed securities may differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without penalties.

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)
Certain debt securities available-for-sale are pledged or encumbered to secure borrowings under Pledge Agreements and Repurchase Agreements and for other purposes required by law. At March 31, 2023 and December 31, 2022, the fair value of debt securities available-for-sale that were pledged to secure borrowings and deposits was $678.0 million and $591.7 million, respectively.

For the three months ended March 31, 2023, the Company had no gross proceeds on sales and calls of debt securities available-for-sale, with gross realized gains of $1,000 related to the payoff of securities and no gross realized losses. For the three months ended March 31, 2022, the Company had gross proceeds of $41.5 million on sales and calls of debt securities available-for-sale, with gross realized gains of $264,000 related to sales of securities and no gross realized losses. The Company recognized net gains of $512,000 on its trading securities portfolio during the three months ended March 31, 2023, and net losses of $802,000 during the three months ended March 31, 2022.

Gross unrealized losses on mortgage-backed securities and other debt securities available-for-sale, and the estimated fair value of the related securities, aggregated by security category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2023 and December 31, 2022, were as follows (in thousands):

	March 31, 2023
	Less than 12 months		12 months or more		Total
	Unrealized	Estimated	Unrealized	Estimated	Unrealized	Estimated
	losses	fair value	losses	fair value	losses	fair value
U.S. Government agency securities	$—	$—	$(3,215)	$72,743	$(3,215)	$72,743
Mortgage-backed securities:
Pass-through certificates:
GSE	(2,136)	63,793	(33,981)	345,513	(36,117)	409,306
REMICs:
GSE	(1,875)	46,837	(12,132)	205,920	(14,007)	252,757
Other debt securities:
Corporate bonds	(282)	6,724	(5,435)	140,296	(5,717)	147,020
Total	$(4,293)	$117,354	$(54,763)	$764,472	$(59,056)	$881,826

	December 31, 2022
	Less than 12 months		12 months or more		Total
	Unrealized	Estimated	Unrealized	Estimated	Unrealized	Estimated
	losses	fair value	losses	fair value	losses	fair value
U.S. Government agency securities	$(3,942)	$71,058	$(132)	$1,018	$(4,074)	$72,076
Mortgage-backed securities:
Pass-through certificates:
GSE	(8,112)	142,605	(32,234)	289,890	(40,346)	432,495
REMICs:
GSE	(8,303)	180,612	(7,843)	84,112	(16,146)	264,724
Other debt securities:
Corporate bonds	(842)	35,778	(6,029)	129,174	(6,871)	164,952
Total	$(21,199)	$430,053	$(46,238)	$504,194	$(67,437)	$934,247

The Company held 69 pass-through mortgage-backed securities issued or guaranteed by GSEs, 71 REMIC mortgage-backed securities issued or guaranteed by GSEs, 23 corporate bonds, and five U.S. Government agency securities that were in a continuous unrealized loss position of twelve months or greater at March 31, 2023. There were 51 pass-through mortgage-backed securities issued or guaranteed by GSEs, 11 REMIC mortgage-backed securities issued or guaranteed by GSEs, and two corporate bonds that were in an unrealized loss position of less than twelve months at March 31, 2023. All securities referred to above were rated investment grade at March 31, 2023.

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)
Available for sale debt securities in unrealized loss positions are evaluated for impairment related to credit losses on a quarterly basis. In performing an assessment of whether any decline in fair value is due to a credit loss, the Company considers the extent to which the fair value is less than the amortized cost, changes in credit ratings, any adverse economic conditions, as well as all relevant information at the individual security level such as credit deterioration of the issuer or collateral underlying the security. In assessing the impairment, the Company compares the present value of cash flows expected to be collected with the amortized cost basis of the security. If it is determined that the decline in fair value was due to credit losses, an allowance for credit losses is recorded, limited to the amount the fair value is less than amortized cost basis. The Company did not recognize any allowance for credit losses on its available-for-sale debt securities as of March 31, 2023 or December 31, 2022.

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

The Company has made the accounting policy election to exclude accrued interest receivable on available-for-sale securities from the estimate of credit losses. Accrued interest receivable associated with debt securities available-for-sale totaled $2.3 million and $2.8 million, at March 31, 2023 and December 31, 2022, respectively, and was reported in accrued interest receivable on the consolidated balance sheets.

Note 3 – Debt Securities Held-to-Maturity

The following is a summary of mortgage-backed securities held-to-maturity at March 31, 2023 and December 31, 2022 (in thousands):

	March 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Mortgage-backed securities:
Pass-through certificates:
GSE	$10,378	$136	$(342)	$10,172
Total securities held-to-maturity	$10,378	$136	$(342)	$10,172

	December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Mortgage-backed securities:
Pass-through certificates:
GSE	$10,760	$90	$(461)	$10,389
Total securities held-to-maturity	$10,760	$90	$(461)	$10,389

Contractual maturities for mortgage-backed securities are not presented, as expected maturities on mortgage-backed securities may differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without penalties. There were no sales of held-to-maturity securities for the three months ended March 31, 2023 or March 31, 2022.

At March 31, 2023 and December 31, 2022, debt securities held-to-maturity with a carrying value of $10.4 million and $2.0 million, respectively, were pledged to secure borrowings and deposits.

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)
Gross unrealized losses on mortgage-backed securities held-to-maturity, and the estimated fair value of the related securities, aggregated by security category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2023 and December 31, 2022 were as follows (in thousands):

	March 31, 2023
	Less than 12 months		12 months or more		Total
	Unrealized	Estimated	Unrealized	Estimated	Unrealized	Estimated
	losses	fair value	losses	fair value	losses	fair value
Mortgage-backed securities:
Pass-through certificates:
GSE	$(83)	$4,250	$(259)	$2,932	$(342)	$7,182
Total	$(83)	$4,250	$(259)	$2,932	$(342)	$7,182

	December 31, 2022
	Less than 12 months		12 months or more		Total
	Unrealized	Estimated	Unrealized	Estimated	Unrealized	Estimated
	losses	fair value	losses	fair value	losses	fair value
Mortgage-backed securities:
Pass-through certificates:
GSE	$(461)	$7,433	$—	$—	$(461)	$7,433
Total	$(461)	$7,433	$—	$—	$(461)	$7,433

The Company held five pass-through mortgage-backed debt securities held-to-maturity issued or guaranteed by GSEs that were in a continuous unrealized loss position of twelve months or greater at March 31, 2023. The Company held four pass-through mortgage-backed debt securities held-to-maturity issued or guaranteed by GSEs that were in an unrealized loss position of less than twelve months at March 31, 2023.

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

The Company has made the accounting policy election to exclude accrued interest receivable on held-to-maturity securities from the estimate of credit losses. Accrued interest receivable associated with held-to-maturity securities totaling $37,000 and $39,000, at March 31, 2023 and December 31, 2022, respectively, was reported in accrued interest receivable on the consolidated balance sheets.

Note 4 – Equity Securities

Equity securities totaled $10.4 million at both March 31, 2023 and December 31, 2022. Equity securities consisted of money market mutual funds recorded at fair value of $443,000 and $361,000 at March 31, 2023 and December 31, 2022, respectively, and an investment in a private SBA loan fund (the “SBA Loan Fund”) recorded at net asset value of $10.0 million and $10.1 million at March 31, 2023 and December 31, 2022, respectively. As the SBA Loan Fund operates as a private fund, its shares are not publicly traded and, therefore, have no readily determinable market value. The SBA Loan Fund was recorded at net asset value as a practical expedient for reporting fair value.

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)
Note 5 – Loans

The following table summarizes the Company’s loans held-for-investment (in thousands):

	March 31,	December 31,
	2023	2022
Real estate loans:
Multifamily	$2,800,079	$2,824,579
Commercial mortgage	919,503	899,249
One-to-four family residential mortgage	175,640	173,946
Home equity and lines of credit	155,683	152,555
Construction and land	25,508	24,932
Total real estate loans	4,076,413	4,075,261
Commercial and industrial loans (1)	151,832	154,700
Other loans	2,095	2,230
Total commercial and industrial and other loans	153,927	156,930
Loans held-for-investment (excluding purchased credit-deteriorated (“PCD”) loans)	4,230,340	4,232,191
PCD loans	11,591	11,502
Total loans held-for-investment	4,241,931	4,243,693
Allowance for credit losses	(41,436)	(42,617)
Net loans held-for-investment	$4,200,495	$4,201,076

(1) Included in commercial and industrial loans are $5.1 million of Payment Protection Program ("PPP") loans at both March 31, 2023 and December 31, 2022.

The Company had no loans held-for-sale at March 31, 2023 or December 31, 2022.

In addition to originating loans, the Company may acquire loans through portfolio purchases or acquisitions of other companies. Purchased loans that have evidence of more than insignificant credit deterioration since origination are deemed PCD loans. For PCD loans, each loan pool is accounted for as a single asset with a single composite interest rate and an aggregate expectation of cash flows. PCD loans totaled $11.6 million at March 31, 2023, as compared to $11.5 million at December 31, 2022. The majority of the PCD loan balance is attributable to those loans acquired as part of a Federal Deposit Insurance Corporation-assisted transaction. At March 31, 2023, PCD loans consisted of approximately 10% home equity loans, 31% commercial real estate loans, 52% commercial and industrial loans, and 7% in one-to-four family residential loans. At December 31, 2022, PCD loans consisted of approximately 9% one-to-four family residential loans, 28% commercial real estate loans, 53% commercial and industrial loans, and 10% in home equity loans.

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

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

The following table presents the Company’s loans held-for-investment and current period gross charge-offs, excluding PCD loans, by loan class, credit risk ratings and year of origination, at March 31, 2023 (in thousands):

	March 31, 2023
	2023	2022	2021	2020	2019	Prior	Revolving Loans	Total
Real Estate:
Multifamily
Pass	$23,542	$628,708	$667,394	$476,696	$253,846	$740,171	$337	$2,790,694
Substandard	—	—	—	—	—	9,385	—	9,385
Total multifamily	23,542	628,708	667,394	476,696	253,846	749,556	337	2,800,079
Commercial
Pass	46,147	213,499	146,247	67,714	90,098	324,850	1,566	890,121
Special mention	—	—	—	—	—	4,809	—	4,809
Substandard	—	2,876	10,494	—	—	11,203	—	24,573
Total commercial	46,147	216,375	156,741	67,714	90,098	340,862	1,566	919,503
One-to-four family residential
Pass	5,865	28,876	12,264	8,578	9,730	106,912	987	173,212
Special mention	—	—	—	—	—	1,692	—	1,692
Substandard	—	—	—	—	—	736	—	736
Total one-to-four family residential	5,865	28,876	12,264	8,578	9,730	109,340	987	175,640
Home equity and lines of credit
Pass	6,394	35,819	16,466	8,121	5,774	15,198	67,593	155,365
Special mention	—	—	—	—	—	70	—	70
Substandard	—	—	—	—	92	156	—	248
Total home equity and lines of credit	6,394	35,819	16,466	8,121	5,866	15,424	67,593	155,683
Construction and land
Pass	—	7,544	1,425	7,083	1,255	7,550	651	25,508
Total construction and land	—	7,544	1,425	7,083	1,255	7,550	651	25,508
Total real estate loans	81,948	917,322	854,290	568,192	360,795	1,222,732	71,134	4,076,413
Commercial and industrial
Pass	3,605	22,351	15,767	7,744	3,210	9,082	75,249	137,008
Special mention	—	291	—	46	—	114	13,378	13,829
Substandard	—	—	318	88	88	501	—	995
Total commercial and industrial	3,605	22,642	16,085	7,878	3,298	9,697	88,627	151,832
Current period gross charge-offs	—	1,591	465	—	—	—	—	2,056
Other
Pass	1,898	—	—	105	2	20	70	2,095
Total other	1,898	—	—	105	2	20	70	2,095
Total loans held-for-investment	$87,451	$939,964	$870,375	$576,175	$364,095	$1,232,449	$159,831	$4,230,340
Total current-period gross charge-offs	$—	$1,591	$465	$—	$—	$—	$—	$2,056

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)
The following table presents the Company’s loans held-for-investment, excluding PCD loans, by loan class, credit risk ratings and year of origination, at December 31, 2022 (in thousands):

	December 31, 2022
	2022	2021	2020	2019	2018	Prior	Revolving Loans	Total
Real Estate:
Multifamily
Pass	$632,613	$676,370	$500,069	$255,374	$204,810	$545,335	$521	$2,815,092
Substandard	—	—	—	—	3,525	5,962	—	9,487
Total multifamily	632,613	676,370	500,069	255,374	208,335	551,297	521	2,824,579
Commercial
Pass	213,621	147,419	68,215	90,644	72,512	275,606	1,664	869,681
Special mention	—	—	—	—	—	4,852	—	4,852
Substandard	2,889	10,574	—	—	—	11,253	—	24,716
Total commercial	216,510	157,993	68,215	90,644	72,512	291,711	1,664	899,249
One-to-four family residential
Pass	26,432	12,340	8,623	10,057	7,227	105,787	1,006	171,472
Special mention	—	—	—	—	—	1,716	—	1,716
Substandard	—	—	—	—	—	758	—	758
Total one-to-four family residential	26,432	12,340	8,623	10,057	7,227	108,261	1,006	173,946
Home equity and lines of credit
Pass	36,513	16,053	8,198	5,948	4,484	11,315	69,539	152,050
Special mention	—	—	—	—	—	70	—	70
Substandard	—	—	—	92	48	295	—	435
Total home equity and lines of credit	36,513	16,053	8,198	6,040	4,532	11,680	69,539	152,555
Construction and land
Pass	8,121	1,145	6,335	1,276	1,427	3,905	653	22,862
Substandard	—	—	—	—	2,070	—	—	2,070
Total construction and land	8,121	1,145	6,335	1,276	3,497	3,905	653	24,932
Total real estate loans	920,189	863,901	591,440	363,391	296,103	966,854	73,383	4,075,261
Commercial and industrial
Pass	16,941	14,805	7,754	3,754	1,460	8,172	98,969	151,855
Special mention	—	—	48	—	—	124	214	386
Substandard	291	482	96	50	200	217	1,123	2,459
Total commercial and industrial	17,232	15,287	7,898	3,804	1,660	8,513	100,306	154,700
Other
Pass	2,010	—	114	5	6	21	74	2,230
Total other	2,010	—	114	5	6	21	74	2,230
Total loans held-for-investment	$939,431	$879,188	$599,452	$367,200	$297,769	$975,388	$173,763	$4,232,191

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

Past Due and Non-Accrual Loans

Included in loans receivable held-for-investment are loans for which the accrual of interest income has been discontinued due to deterioration in the financial condition of the borrowers. The recorded investment of these non-accrual loans was $9.2 million and $9.8 million at March 31, 2023, and December 31, 2022, respectively. Generally, originated loans are placed on non-accrual status when they become 90 days or more delinquent, or sooner if considered appropriate by management, and remain on non-accrual status until they are brought current, have six consecutive months of performance under the loan terms, and factors indicating reasonable doubt about the timely collection of payments no longer exist. Therefore, loans may be current in accordance with their loan terms, or may be less than 90 days delinquent and still be on a non-accruing status.

When an individual loan no longer demonstrates the similar credit risk characteristics as other loans within its current segment, the Company evaluates each for expected credit losses on an individual basis. All non-accrual loans $500,000 and above and all loans designated as TDRs prior to the adoption of ASU 2022-02 are individually evaluated. The non-accrual amounts included in loans individually evaluated for impairment were $5.2 million at both March 31, 2023, and December 31, 2022. Loans on non-accrual status with principal balances less than $500,000, and therefore not meeting the Company's definition of an impaired loan, amounted to $4.0 million at March 31, 2023, and $4.6 million at December 31, 2022. Loans past due 90 days or more and still accruing interest were $231,000 and $425,000 at March 31, 2023 and December 31, 2022, respectively, and consisted of loans that are well-secured and in the process of collection.

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)
The following tables set forth the detail, and delinquency status, of non-performing loans (non-accrual loans and loans past due 90 days or more and still accruing), net of deferred fees and costs, at March 31, 2023, and December 31, 2022, excluding PCD loans (in thousands):

	March 31, 2023
	Total Non-Performing Loans
	Non-Accruing Loans
	Current	30-89 Days Past Due	90 Days or More Past Due	Total	90 Days or More Past Due and Accruing	Total Non-Performing Loans
Loans held-for-investment:
Real estate loans:
Multifamily
Substandard	$1,923	$—	$1,335	$3,258	$225	$3,483
Total multifamily	1,923	—	1,335	3,258	225	3,483
Commercial
Substandard	2,709	—	2,479	5,188	—	5,188
Total commercial	2,709	—	2,479	5,188	—	5,188
One-to-four family residential
Substandard	86	—	27	113	6	119
Total one-to-four family residential	86	—	27	113	6	119
Home equity and lines of credit
Substandard	—	1	77	78	—	78
Total home equity and lines of credit	—	1	77	78	—	78
Total real estate	4,718	1	3,918	8,637	231	8,868
Commercial and industrial loans
Substandard	24	—	508	532	—	532
Total commercial and industrial loans	24	—	508	532	—	532
Total non-performing loans	$4,742	$1	$4,426	$9,169	$231	$9,400

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

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)
The following tables set forth the detail and delinquency status of loans held-for-investment, excluding PCD loans, net of deferred fees and costs, at March 31, 2023, and December 31, 2022 (in thousands):

	March 31, 2023
		Past Due Loans
	30-89 Days Past Due	90 Days or More Past Due	90 Days or More Past Due and Accruing	Total Past Due	Current	Total Loans Receivable, net
Loans held-for-investment:
Real estate loans:
Multifamily
Pass	$185	$—	$—	$185	$2,790,509	$2,790,694
Substandard	—	1,335	225	1,560	7,825	9,385
Total multifamily	185	1,335	225	1,745	2,798,334	2,800,079
Commercial
Pass	—	—	—	—	890,121	890,121
Special mention	—	—	—	—	4,809	4,809
Substandard	804	2,479	—	3,283	21,290	24,573
Total commercial	804	2,479	—	3,283	916,220	919,503
One-to-four family residential
Pass	499	—	—	499	172,713	173,212
Special mention	68	—	—	68	1,624	1,692
Substandard	—	27	6	33	703	736
Total one-to-four family residential	567	27	6	600	175,040	175,640
Home equity and lines of credit
Pass	573	—	—	573	154,792	155,365
Special mention	—	—	—	—	70	70
Substandard	93	77	—	170	78	248
Total home equity and lines of credit	666	77	—	743	154,940	155,683
Construction and land
Pass	—	—	—	—	25,508	25,508
Total construction and land	—	—	—	—	25,508	25,508
Total real estate	2,222	3,918	231	6,371	4,070,042	4,076,413
Commercial and industrial
Pass	1,311	—	—	1,311	135,697	137,008
Special mention	290	—	—	290	13,539	13,829
Substandard	242	508	—	750	245	995
Total commercial and industrial	1,843	508	—	2,351	149,481	151,832
Other loans
Pass	10	—	—	10	2,085	2,095
Total other loans	10	—	—	10	2,085	2,095
Total loans held-for-investment	$4,075	$4,426	$231	$8,732	$4,221,608	$4,230,340

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

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)
The following tables summarize information on non-accrual loans, excluding PCD loans, as of March 31, 2023 and December 31, 2022 (in thousands):

	March 31, 2023
	Recorded Investment	Unpaid Principal Balance	With No Related Allowance
Real estate loans:
Multifamily	$3,258	$3,546	$2,042
Commercial	5,188	5,643	3,054
One-to-four family residential	113	113	—
Home equity and lines of credit	78	327	—
Commercial and industrial	532	1,770	69
Total non-accrual loans	$9,169	$11,399	$5,165

	December 31, 2022
	Recorded Investment	Unpaid Principal Balance	With No Related Allowance
Real estate loans:
Multifamily	$3,285	$3,294	$2,050
Commercial	5,184	5,639	3,069
One-to-four family residential	118	118	—
Home equity and lines of credit	262	512	—
Commercial and industrial	964	1,288	67
Total non-accrual loans	$9,813	$10,851	$5,186

The following table summarizes interest income on non-accrual loans, excluding PCD loans, during the three months ended March 31, 2023 and March 31, 2022 (in thousands):

	Three Months Ended March 31,
	2023	2022
Real estate loans:
Multifamily	$47	$24
Commercial	46	12
One-to-four family residential	4	3
Commercial and industrial	1	1
Total interest income on non-accrual loans	$98	$40

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)
Collateral-Dependent Loans

Loans for which the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral are considered to be collateral-dependent loans. Collateral can have a significant financial effect in mitigating exposure to credit risk and, where there is sufficient collateral, an allowance for credit losses is not recognized or is minimal. For collateral-dependent loans, the allowance for credit losses is individually assessed based on the fair value of the collateral less estimated costs of sale. The Company's collateral-dependent loans are secured by real estate. Collateral values are generally based on appraisals which are adjusted for changes in market indices. As of March 31, 2023 and December 31, 2022, the Company had $7.3 million and $7.4 million of collateral-dependent impaired loans, respectively. The collateral-dependent loans at March 31, 2023 consisted of $4.9 million of commercial real estate loans, $2.0 million of multifamily loans, and $325,000 of one-to-four family residential loans. For the three months ended March 31, 2023, there was no significant deterioration or changes in the collateral securing these loans.

Loan Modifications Made to Borrowers Experiencing Financial Difficulty

Effective January 1, 2023, the Company adopted ASU 2022-02, which eliminated the accounting for TDRs while expanding loan modification and vintage disclosure requirements. See Note 1 to the consolidated financial statements for further information. There were no material modifications of loans to borrowers who were experiencing financial difficulty during the three months ended March 31, 2023.

Troubled Debt Restructured Loans prior to the adoption of ASU 2022-02

Prior to the adoption of ASU 2022-02, the Company classified certain loans as TDRs when credit terms to a borrower in financial difficulty were modified, in accordance with ASC 310-40. With the adoption of ASU 2022-02 the Company has ceased to recognize or measure for new TDRs, but those existing at December 31, 2022 will remain until settled.

There were no loans modified as a TDR during the three months ended March 31, 2022.
At December 31, 2022 the Company had TDRs of $7.0 million.

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

At March 31, 2022, there were no restructured TDRs during the preceding twelve months that subsequently defaulted.

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

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)
Allowance for Individually Evaluated Loans

The Company measures specific reserves for individual loans that do not share common risk characteristics with other loans, consisting of all modified loans and non-accrual loans with an outstanding balance of $500,000 or greater. Loans individually evaluated for impairment are assessed to determine whether the loan’s carrying value is not in excess of the estimated fair value of the collateral less cost to sell, if the loan is collateral-dependent, or the present value of the expected future cash flows, if the loan is not collateral-dependent. Management performs an evaluation of each impaired loan and generally obtains updated appraisals as part of the evaluation. In addition, management adjusts estimated fair values down to appropriately consider recent market conditions, our willingness to accept a lower sales price to effect a quick sale, and costs to dispose of any supporting collateral. Determining the estimated fair value of underlying collateral (and related costs to sell) can be difficult in illiquid real estate markets and is subject to significant assumptions and estimates. Management employs an independent third-party management firm that specializes in appraisal preparation and review to ascertain the reasonableness of updated appraisals. Projecting the expected cash flows for modified loans which are not collateral-dependent is inherently subjective and requires, among other things, an evaluation of the borrower’s current and projected financial condition. Actual results may be significantly different than our projections and our established allowance for credit losses on these loans, which could have a material effect on our financial results. Individually impaired loans that have no impairment losses are not considered for collective allowances described earlier. At March 31, 2023 and December 31, 2022, the ACL for loans individually evaluated for impairment was $45,200 and $38,200, respectively.

Allowance for Credit Losses – Off-Balance Sheet Exposures

An ACL for off-balance-sheet exposures represents an estimate of expected credit losses arising from off-balance sheet exposures such as loan commitments, standby letters of credit and unused lines of credit (loans already on the books). Commitments to fund unused lines of credit are agreements to lend additional funds to customers as long as there have been no violations of any of the conditions established in the agreements (original or restructured). Commitments to originate loans generally have a fixed expiration or other termination clauses, which may require payment of a fee. Since some of these loan commitments are expected to expire without being drawn upon, total commitments do not necessarily represent future cash requirements. The reserve for off-balance sheet exposures is determined using the Current Expected Credit Losses (“CECL”) reserve factor in the related funded loan segment, adjusted for an average historical funding rate. The allowance for credit losses for off-balance sheet credit exposures is recorded in other liabilities on the consolidated balance sheets and the corresponding provision is included in other non-interest expense.

The table below summarizes the allowance for credit losses for off-balance sheet credit exposures as of, and for the three months ended March 31, 2023, and March 31, 2022 (in thousands):

	Three Months Ended March 31,
	2023	2022
Balance at beginning of period	$791	$1,852
Provision for credit losses	111	279
Balance at end of period	$902	$2,131

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)
The following tables set forth activity in our allowance for credit losses on loans, by loan type, as of, and for the three months ended March 31, 2023, and March 31, 2022 (in thousands):

	Three Months Ended March 31, 2023
	Real Estate
	Commercial (1)	One-to-Four Family	Home Equity and Lines of Credit	Construction and Land	Commercial and Industrial	Other	Total Loans (excluding PCD)	PCD	Total
Allowance for credit losses:
Beginning balance	$29,485	$3,936	$866	$324	$4,114	$9	$38,734	$3,883	$42,617
Charge-offs	—	—	—	—	(2,056)	—	(2,056)	(8)	(2,064)
Recoveries	5	—	—	—	14	—	19	—	19
Provisions (credit)	(1,460)	(349)	532	(38)	2,294	(2)	977	(113)	864
Ending balance	$28,030	$3,587	$1,398	$286	$4,366	$7	$37,674	$3,762	$41,436

	Three Months Ended March 31, 2022
	Real Estate
	Commercial (1)	One-to-Four Family	Home Equity and Lines of Credit	Construction and Land	Commercial and Industrial	Other	Total Loans (excluding PCD)	PCD	Total
Allowance for credit losses:
Beginning balance	$26,785	$3,545	$560	$169	$3,173	$9	$34,241	$4,732	$38,973
Charge-offs	—	—	—	—	(185)	—	(185)	—	(185)
Recoveries	78	—	—	—	5	—	83	—	83
Provisions (credit)	384	44	119	(3)	(39)	—	505	(102)	403
Ending balance	$27,247	$3,589	$679	$166	$2,954	$9	$34,644	$4,630	$39,274

(1) Commercial includes commercial real estate loans collateralized by owner-occupied, non-owner occupied, and multifamily properties.

The allowance for credit losses on loans decreased to $41.4 million at March 31, 2023, compared to $42.6 million as of December 31, 2022, primarily due to an improvement in the macroeconomic outlook, partially offset by higher net charge-offs. Furthermore, there were no significant changes in loan balances.

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)
The following tables detail the amount of loans receivable held-for-investment, net of deferred loan fees and costs, that are evaluated, individually and collectively, for impairment, and the related portion of the allowance for credit losses that is allocated to each loan portfolio segment, at March 31, 2023 and December 31, 2022 (in thousands):

	March 31, 2023
	Real Estate
	Commercial (1)	One-to-Four Family	Home Equity and Lines of Credit	Construction and Land	Commercial and Industrial	Other	Total Loans (excluding PCD)	PCD	Total
Allowance for credit losses:
Ending balance: individually evaluated for impairment	$25	$—	$3	$—	$17	$—	$45	$—	$45
Ending balance: collectively evaluated for impairment	28,005	3,587	1,396	286	4,349	6	37,629	—	37,629
Ending balance: PCD loans evaluated for impairment (2)	—	—	—	—	—	—	—	3,762	3,762
Loans, net:
Ending balance	$3,719,582	$175,640	$155,683	$25,508	$151,832	$2,095	$4,230,340	$11,591	$4,241,931
Ending balance: individually evaluated for impairment	8,035	651	26	—	91		8,803	—	8,803
Ending balance: collectively evaluated for impairment	3,711,547	174,989	155,657	25,508	146,660	2,095	4,216,456	—	4,216,456
Ending balance: PCD loans evaluated for impairment (2)	—	—	—	—	—	—	—	11,591	11,591
PPP loans not evaluated for impairment (3)	—	—	—	—	5,081	—	5,081	—	5,081

	December 31, 2022
	Real Estate
	Commercial (1)	One-to-Four Family	Home Equity and Lines of Credit	Construction and Land	Commercial and Industrial	Other	Total Loans (excluding PCD)	PCD	Total
Allowance for credit losses:
Ending balance: individually evaluated for impairment	$18	$—	$2	$—	$18	$—	$38	$—	$38
Ending balance: collectively evaluated for impairment	29,467	3,936	864	324	4,096	9	38,696	—	38,696
Ending balance: PCD loans evaluated for impairment (2)	—	—	—	—	—	—	—	3,883	3,883
Loans, net:
Ending balance	$3,723,828	$173,946	$152,555	$24,932	$154,700	$2,230	$4,232,191	$11,502	$4,243,693
Ending balance: individually evaluated for impairment	8,152	666	27	—	94	—	8,939	—	8,939
Ending balance: collectively evaluated for impairment	3,715,676	173,280	152,528	24,932	149,463	2,230	4,218,109	—	4,218,109
Ending balance: PCD loans evaluated for impairment (2)	—	—	—	—	—	—	—	11,502	11,502
PPP loans not evaluated for impairment (3)	—	—	—	—	5,143	—	5,143	—	5,143

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

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)
Note 7 – Deposits

Deposit account balances are summarized as follows (in thousands):

	March 31, 2023	December 31, 2022
Non-interest-bearing checking	$804,784	$852,660
Negotiable orders of withdrawal ("NOW") and interest-bearing checking	1,109,364	1,132,290
Savings and money market	1,325,271	1,425,247
Certificates of deposit	608,078	740,022
Total deposits	$3,847,497	$4,150,219

Interest expense on deposit accounts is summarized for the periods indicated (in thousands):

	Three Months Ended March 31,
	2023	2022
NOW and interest-bearing checking, savings, and money market	$3,843	$571
Certificates of deposit	3,978	588
Total interest expense on deposit accounts	$7,821	$1,159

Note 8 – Subordinated Debt

On June 17, 2022, the Company issued $62.0 million in aggregate principal amount of fixed-to-floating subordinated notes (the “Notes”) to certain institutional investors. The Notes mature on June 30, 2032, unless redeemed earlier. The Notes initially bear interest, payable semi-annually in arrears, at a fixed rate of 5.00% per annum until June 30, 2027. Beginning June 30, 2027 and until maturity or redemption, the interest rate applicable to the outstanding principal amount of the Notes due will reset quarterly to an interest rate per annum equal to the then current three-month Secured Overnight Financing Rate plus 200 basis points, payable quarterly in arrears. The Company has the option to redeem the Notes, at par and in whole or in part, beginning on June 30, 2027 and to redeem the Notes at any time in whole upon certain other events. Any redemption of the Notes will be subject to prior regulatory approval to the extent required. Debt issuance costs totaled $1.1 million and are being amortized to maturity. The Company recognized amortization expense of $56,000 for the three months ended March 31, 2023. The Company intends to use the net proceeds from the issuance of the Notes for general corporate purposes, including to fund potential repurchases of shares of the Company’s outstanding common stock.

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)
Note 9 – Equity Incentive Plans

The following table is a summary of the Company’s stock options outstanding as of March 31, 2023, and changes therein during the three months then ended.

	Number of Stock Options	Weighted Average Grant Date Fair Value	Weighted Average Exercise Price	Weighted Average Contractual Life (years)
Outstanding - December 31, 2022	1,582,826	$4.03	$14.04	2.01
Forfeited	(2,500)	4.07	14.76	—
Exercised	(7,600)	3.91	13.13	—
Outstanding - March 31, 2023	1,572,726	4.03	14.04	1.76
Exercisable - March 31, 2023	1,572,726	4.03	14.04	1.76
 On January 27, 2023, the Company granted to directors and employees, under the 2019 Equity Incentive Plan, 157,525 restricted stock awards with a total grant-date fair value of $2.3 million. Of these grants, 33,813 vest one year from the date of grant and 123,712 vest in equal installments over a three-year period beginning one year from the date of grant. The Company also issued 34,724 performance-based restricted stock units to its executive officers with a total grant date fair value of $499,000. Vesting of the performance-based restricted stock units will be based on achievement of certain levels of Core Return on Average Assets and will cliff-vest after a three-year measurement period ended January 27, 2026. At the end of the performance period, the number of actual shares to be awarded may vary between 0% and 120% of target amounts.

The following is a summary of the status of the Company’s restricted stock awards and performance-based restricted stock units at March 31, 2023, and changes therein during the three months then ended.

	Number of Shares Awarded	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2022	321,501	$14.66
Granted	192,249	14.37
Incremental performance-based restricted stock units earned	10,353	—
Vested	(124,586)	15.27
Forfeited	(5,098)	15.15
Non-vested at March 31, 2023	394,419	14.35

Expected future stock award expense related to the non-vested restricted share awards and performance-based restricted stock units as of March 31, 2023, was $4.9 million over a weighted average period of 2.3 years.
During the three months ended March 31, 2023 and March 31, 2022, the Company recorded $718,000 and $396,000, respectively, of stock-based compensation related to the above plan.

Note 10 – Fair Value Measurements
The following tables present the assets reported on the consolidated balance sheets at their estimated fair value as of March 31, 2023, and December 31, 2022, by level within the fair value hierarchy as required by the Fair Value Measurements and Disclosures Topic of the FASB ASC. Financial assets and liabilities are classified in their entirety based on the level of input that is significant to the fair value measurement. The fair value hierarchy is as follows:

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

The methods of determining the fair value of assets and liabilities presented in this note are consistent with our methodologies disclosed in Note 17 to the Consolidated Financial Statements of the Company’s 2021 Annual Report on Form 10-K.

	Fair Value Measurements at March 31, 2023 Using:
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Measured on a recurring basis:
Assets:
Investment securities:
Debt securities available-for-sale:
U.S. Government agency	$72,743	$—	$72,743	$—
Mortgage-backed securities:
Pass-through certificates:
GSE	409,432	—	409,432	—
REMICs:
GSE	252,757	—	252,757	—
	662,189	—	662,189	—
Other debt securities:
Corporate bonds	162,016	—	162,016	—
	162,016	—	162,016	—
Total debt securities available-for-sale	896,948	—	896,948	—
Trading securities	11,129	11,129	—	—
Equity securities (1)	443	443	—	—
Total	$908,520	$11,572	$896,948	$—
Measured on a non-recurring basis:
Assets:
Loans individually evaluated for impairment:
Real estate loans:
Commercial real estate	$2,541	$—	$—	$2,541
Multifamily	1,923	—	—	1,923
Home equity and lines of credit	23	—	—	23
Total individually evaluated real estate loans	4,487	—	—	4,487
Commercial and industrial loans	53	—	—	53
Other real estate owned	70	—	—	70
Total	$4,610	$—	$—	$4,610

(1) Excludes investment measured at net asset value of $10.0 million at March 31, 2023, which has not been classified in the fair value hierarchy.

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
Measured on a non-recurring basis:
Assets:
Loans individually evaluated for impairment:
Real estate loans:
Commercial real estate	$2,631	$—	$—	$2,631
Multifamily	1,923	—	—	1,923
Home equity and lines of credit	24	—	—	24
Total impaired real estate loans	4,578	—	—	4,578
Commercial and industrial loans	62	—	—	62
Total	$4,640	$—	$—	$4,640

(1) Excludes investment measured at net asset value of $10.1 million at December 31, 2022, which has not been classified in the fair value hierarchy.
The following table presents qualitative information for Level 3 assets measured at fair value on a non-recurring basis at March 31, 2023 and December 31, 2022 (dollars in thousands):

	Fair Value		Valuation Methodology	Unobservable Inputs	Range of Inputs
	March 31, 2023	December 31, 2022			March 31, 2023	December 31, 2022
Individually evaluated loans	$4,540	$4,640	Appraisals	Discount for costs to sell	7.0%	7.0%
				Discount for quick sale	10.0%	10.0%
			Discounted cash flows	Interest rates	4.88% to 7.50%	4.88% to 7.50%
Other real estate owned	70	—	Appraisals	Discount for costs to sell	7.0%	—%

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)
The valuation techniques described below were used to measure fair value of financial instruments in the tables below on a recurring basis and a non-recurring basis at March 31, 2023, and December 31, 2022.
Debt Securities Available for Sale: The estimated fair values for mortgage-backed securities, corporate, and other debt securities are obtained from an independent nationally recognized third-party pricing service. The estimated fair values are derived primarily from cash flow models, which include assumptions for interest rates, credit losses, and prepayment speeds. Broker/dealer quotes are utilized as well, when such quotes are available and deemed representative of the market. The significant inputs utilized in the cash flow models are based on market data obtained from sources independent of the Company (Observable Inputs), and are therefore classified as Level 2 within the fair value hierarchy. There were no transfers of securities between Level 1 and Level 2 during the three months ended March 31, 2023 or March 31, 2022.
Trading Securities: Fair values are derived from quoted market prices in active markets. The assets consist of publicly traded mutual funds.

Equity Securities: Fair values of equity securities consisting of publicly traded mutual funds are derived from quoted market prices in active markets.

Loans Individually Evaluated for Impairment: At March 31, 2023 and December 31, 2022, the Company had loans individually evaluated for impairment (excluding PCD loans) with outstanding principal balances of $6.3 million and $6.7 million, respectively, which were recorded at their estimated fair value of $4.5 million and $4.6 million, respectively. The Company recorded net increases in the specific reserve for impaired loans of $7,000 and $16,000 for the three months ended March 31, 2023 and March 31, 2022, respectively. Net charge-offs of $2.0 million and $102,000 were recorded for the three months ended March 31, 2023 and March 31, 2022, respectively, utilizing Level 3 inputs. For purposes of estimating the fair value of impaired loans, management utilizes independent appraisals, if the loan is collateral-dependent, adjusted downward by management, as necessary, for changes in relevant valuation factors subsequent to the appraisal date, or the present value of expected future cash flows for non-collateral dependent loans and TDRs.

Other Real Estate Owned: At March 31, 2023, the Company had other real estate owned of approximately $70,000, recorded at estimated fair value, less estimated selling costs when acquired, thus establishing a new cost basis. The property is located in New Jersey. Estimated fair value is generally based on independent appraisals. These appraisals include adjustments to comparable assets based on the appraisers’ market knowledge and experience, and are considered Level 3 inputs. When an asset is acquired, the excess of the loan balance over fair value, less estimated selling costs, is charged to the allowance for credit losses. If the estimated fair value of the asset declines, a write-down is recorded through non-interest expense. The valuation of foreclosed assets is subjective in nature and may be adjusted in the future because of changes in the economic conditions.

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

(d)    Federal Home Loan Bank of New York Stock
Federal Home Loan Bank of New York ("FHLBNY") stock is carried at cost, which approximates fair value, since this is the amount for which it could be redeemed and there is no active market for this stock.

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

The estimated fair values of the Company’s significant financial instruments at March 31, 2023 and December 31, 2022, are presented in the following tables (in thousands):

	March 31, 2023
		Estimated Fair Value
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$158,952	$158,952	$—	$—	$158,952
Trading securities	11,129	11,129	—	—	11,129
Debt securities available-for-sale	896,948	—	896,948	—	896,948
Debt securities held-to-maturity	10,378	—	10,172	—	10,172
Equity securities (1)	443	443	—	—	443
FHLBNY stock, at cost	41,117	—	41,117	—	41,117
Net loans held-for-investment	4,200,495	—	—	4,024,068	4,024,068
Derivative assets	4,981	—	4,981	—	4,981
Financial liabilities:
Deposits	$3,847,497	$—	$3,847,486	$—	$3,847,486
FHLB advances and other borrowings (including securities sold under agreements to repurchase)	948,983	—	931,766	—	931,766
Subordinated debentures, net of issuance costs	61,052	—	55,449	—	55,449
Advance payments by borrowers for taxes and insurance	30,847	—	30,847	—	30,847
Derivative liabilities	4,983	—	4,983	—	4,983

(1) Excludes investment measured at net asset value of $10.0 million at March 31, 2023, which has not been classified in the fair value hierarchy.

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

	December 31, 2022
		Estimated Fair Value
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$45,799	$45,799	$—	$—	$45,799
Trading securities	10,751	10,751	—	—	10,751
Debt securities available-for-sale	952,173	—	952,173	—	952,173
Debt securities held-to-maturity	10,760	—	10,389	—	10,389
Equity securities (1)	361	361	—	—	361
FHLBNY stock, at cost	30,382	—	30,382	—	30,382
Net loans held-for-investment	4,201,076	—	—	4,016,849	4,016,849
Derivative assets	5,321	—	5,321	—	5,321
Financial liabilities:
Deposits	$4,150,219	$—	$4,148,938	$—	$4,148,938
FHLB advances and other borrowings (including securities sold under agreements to repurchase)	583,859	—	564,588	—	564,588
Subordinated debentures, net of issuance costs	60,996		54,393		54,393
Advance payments by borrowers for taxes and insurance	25,995	—	25,995	—	25,995
Derivative liabilities	5,321	—	5,321	—	5,321

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

The following is a summary of the Company’s earnings per share calculations and reconciliation of basic to diluted earnings per share for the periods indicated (in thousands, except per share data):

	Three Months Ended March 31,
	2023	2022
Net income available to common stockholders	$11,707	$14,127

Weighted average shares outstanding-basic	44,784,228	46,811,331
Effect of non-vested restricted stock and stock, performance-based restricted stock units and options outstanding	144,677	277,044
Weighted average shares outstanding-diluted	44,928,905	47,088,375
Earnings per share-basic	$0.26	$0.30
Earnings per share-diluted	$0.26	$0.30
Anti-dilutive shares	920,352	273,469

Note 12 – Leases

The Company’s leases primarily relate to real estate property for branches and office space with terms extending from six months up to 32.3 years. At March 31, 2023, all of the Company's leases are classified as operating leases, which are required to be recognized on the consolidated balance sheets as a right-of-use asset and a corresponding lease liability.

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

At March 31, 2023, the Company’s operating lease right-of-use assets and operating lease liabilities included on the consolidated balance sheet were $33.1 million and $38.5 million, respectively. At December 31, 2022, the Company’s operating lease right-of-use assets and operating lease liabilities included on the consolidated balance sheet were $34.3 million and $39.8 million, respectively. Operating lease expense is recognized on a straight-line basis over the lease term, while variable lease payments are recognized as incurred. Variable lease payments include common area maintenance charges, real estate taxes, repairs and maintenance costs and utilities. Operating and variable lease expenses are recorded in occupancy expense on the consolidated statements of comprehensive income.

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)
Supplemental lease information at or for the three months ended March 31, 2023, and March 31, 2022 is as follows (dollars in thousands):

	Three Months Ended March 31,
	2023	2022

Operating lease cost	$1,507	$1,469
Variable lease cost	906	965
Net lease cost	$2,413	$2,434
Cash paid for amounts included in measurement of operating lease liabilities	$1,606	$1,564
Right-of-use assets obtained in exchange for new operating lease liabilities	$—	$—
Weighted average remaining lease term	11.12 years	11.81 years
Weighted average discount rate	3.55%	3.56%
The following table summarizes lease payment obligations for each of the next five years and thereafter in addition to a reconcilement to the Company's current lease liability (in thousands):

Year	Amount
2023	$4,884
2024	6,069
2025	5,729
2026	4,967
2027	4,007
Thereafter	22,557
Total lease payments	48,213
Less: imputed interest	(9,704)
Present value of lease liabilities	$38,509
As of March 31, 2023, the Company had not entered into any leases that have not yet commenced.

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

At March 31, 2023, the Company had eight interest rate swaps with a notional amount of $61.7 million. At December 31, 2022, the Company had seven interest rate swaps with a notional amount of $37.0 million. The Company recorded fee income related to these swaps of $231,000 for the three months ended March 31, 2023. There was no fee income related to these swaps for the three months ended March 31, 2022.

The table below presents the fair value of the derivatives as well as their location on the consolidated balance sheets (in thousands):

	Fair Value
Balance Sheet Location	March 31, 2023	December 31, 2022
Other assets	$4,981	$5,321
Other liabilities	4,983	5,321

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
•inflation and changes in the interest rate environment that reduce our margins and yields, or reduce the fair value of financial instruments;
•adverse changes in the securities or credit markets;
•changes in laws, tax policies, or government regulations or policies affecting financial institutions, changes in regulatory fees, assessments, and capital requirements;
•changes in the quality and/or composition of our loan and securities portfolios;
•changes in liquidity, including the size and composition of our deposit portfolio, including the percentage of uninsured deposits in the portfolio;
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
•our ability to attract and/or retain key employees;
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

Critical Accounting Policies

Note 1 to the Company’s Audited Consolidated Financial Statements for the year ended December 31, 2022, included in the Company’s Annual Report on Form 10-K, as supplemented by this report, contains a summary of significant accounting policies. Various elements of these accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments. Certain assets are carried in the consolidated balance sheets at estimated fair value or the lower of cost or estimated fair value. Policies with respect to the methodologies used to determine the allowance for credit losses on loans and judgments regarding the valuation allowance against deferred tax assets are the most critical accounting policies because they are important to the presentation of the Company’s financial condition and results of operations, involve a higher degree of complexity, and require management to make subjective judgments which often require assumptions or estimates about highly uncertain matters. The use of different judgments, assumptions, and estimates could result in material differences in the results of operations or financial condition. These critical accounting policies and their application are reviewed periodically and, at least annually, with the Audit Committee of the Board of Directors.
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

For a further discussion of the critical accounting policies of the Company, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

Overview
This overview highlights selected information and may not contain all the information that is important to you in understanding our performance during the periods presented. For a more complete understanding of trends, events, commitments, uncertainties, liquidity, capital resources, and critical accounting estimates, you should read this entire document carefully, as well as our Annual Report on Form 10-K for the year ended December 31, 2022.
Net income was $11.7 million for the three months ended March 31, 2023, as compared to $14.1 million for the three months ended March 31, 2022. Basic and diluted earnings per common share were $0.26 for the three months ended March 31, 2023, compared to basic and diluted earnings per common share of $0.30 for the three months ended March 31, 2022. For the three months ended March 31, 2023, our return on average assets was 0.84%, as compared to 1.04% for the three months ended March 31, 2022. For the three months ended March 31, 2023, our return on average stockholders’ equity was 6.82% as compared to 7.83% for the three months ended March 31, 2022. Net earnings for three months ended March 31, 2023, were down from the comparative prior year period primarily due to an increase in funding costs, an increase in the provision for credit losses on loans from a worsened macroeconomic outlook and higher net charge-offs, and an increase in non-interest expense attributable to increases in compensation and employee benefits, data processing costs, advertising expense, and FDIC insurance expense, partially offset by an increase in non-interest income.
Total assets increased by $61.9 million, or 1.1%, to $5.66 billion at March 31, 2023, from $5.60 billion at December 31, 2022. Total liabilities increased $65.1 million, or 1.3%, to $4.97 billion at March 31, 2023, from $4.90 billion at December 31, 2022.

Recent Developments
Recent bank failures have led to uncertainty and volatility in the financial services industry. In response to these events, the Company took a series of precautionary measures, which included expanding and optimizing its funding and contingency funding sources; enhanced monitoring of deposit and funding flows; evaluated supplemental liquidity and conservation measures; and curtailed loan originations. Refer to the “Liquidity and Capital Resources” section and to Part II. Item 1A. “Risk Factors” for further information regarding liquidity.
Comparison of Financial Condition at March 31, 2023 and December 31, 2022
Total assets increased by $61.9 million, or 1.1%, to $5.66 billion at March 31, 2023, from $5.60 billion at December 31, 2022. The increase was primarily due to increases in cash and cash equivalents of $113.2 million, or 247.1%, and Federal Home Loan Bank of New York (“FHLBNY”) stock of $10.7 million, or 35.3%, partially offset by decreases in available-for-sale debt securities of $55.2 million, or 5.8%, and other assets of $5.5 million, or 10.1%.

Cash and cash equivalents increased by $113.2 million, or 247.1%, to $159.0 million at March 31, 2023, from $45.8 million at December 31, 2022, primarily due to an increase in Federal Reserve Bank (“FRB”) balances with excess funds from increased borrowings. Balances fluctuate based on the timing of receipt of security and loan repayments and the redeployment of cash into higher-yielding assets such as loans and securities, or the funding of deposit outflows or borrowing maturities. In the current quarter, management believed it was prudent to increase balance sheet liquidity given general market volatility and uncertainty.

The Company’s available-for-sale debt securities portfolio decreased by $55.2 million, or 5.8%, to $896.9 million at March 31, 2023, from $952.2 million at December 31, 2022. The decrease was primarily attributable to paydowns, maturities and calls. At March 31, 2023, $662.2 million of the portfolio consisted of residential mortgage-backed securities issued or guaranteed by Fannie Mae, Freddie Mac, or Ginnie Mae. In addition, the Company held $72.7 million in U.S. Government agency securities and $162.0 million in corporate bonds, all of which were considered investment grade at March 31, 2023. Unrealized losses, net of tax, on available-for-sale debt securities and held-to-maturity securities approximated $42.5 million and $246,000, respectively, at March 31, 2023, and $48.6 million and $332,000, respectively, at December 31, 2022. The effective duration of the securities portfolio at March 31, 2023 was 2.26 years.

Equity securities remained level at $10.4 million at March 31, 2023 and December 31, 2022. Equity securities are primarily comprised of an investment in a Small Business Administration Loan Fund. This investment is utilized by Northfield Bank (the “Bank”) as part of its Community Reinvestment Act program.

As of March 31, 2023, our non-owner occupied commercial real estate loans (as defined by regulatory guidance) to total risk-based capital was approximately 447.5%. Management believes that the Bank has implemented appropriate risk management practices including risk assessments, board-approved underwriting policies and related procedures, which include monitoring Bank portfolio performance, performing market analysis (economic and real estate), and stressing of the Bank’s commercial real estate portfolio under severe, adverse economic conditions. Although management believes the Bank has implemented appropriate policies and procedures to manage its commercial real estate concentration risk, the Bank’s regulators could require it to implement additional policies and procedures or could require it to maintain higher levels of regulatory capital, which might adversely affect its loan originations, ability to pay dividends, and profitability.

Loans held-for-investment remained stable at $4.24 billion at both March 31, 2023 and December 31, 2022, as increases in the commercial real estate, one-to-four family residential, home equity and construction and land loan portfolios were offset by decreases in the multifamily and commercial and industrial portfolios. The Company continues to focus on the credit needs of its existing customers, and to a lesser extent the development of new business given the uncertain economic environment. Commercial real estate loans increased $20.3 million, or 2.3%, to $919.5 million at March 31, 2023 from $899.2 million at December 31, 2022, one-to-four family residential loans increased $1.7 million, or 1.0%, to $175.6 million at March 31, 2023 from $173.9 million at December 31, 2022, home equity loans increased $3.1 million, or 2.1%, to $155.7 million at March 31, 2023 from $152.6 million at December 31, 2022, and construction and land loans increased $576,000, or 2.3%, to $25.5 million at March 31, 2023 from $24.9 million at December 31, 2022. The increases were offset by decreases in multifamily loans of $24.5 million, or 0.9%, to $2.80 billion at March 31, 2023 from $2.82 billion at December 31, 2022, and commercial and industrial loans of $2.8 million, or 1.9%, to $146.8 million at March 31, 2023 from $149.6 million at December 31, 2022.

At March 31, 2023, office-related loans represented $213.3 million, or approximately 5% of our total loan portfolio, had an average balance of $1.7 million (although we have originated these type of loans in amounts substantially greater than this average) and a weighted average loan-to-value ratio of 58%. Approximately 46% were owner-occupied. The geographic locations of the properties collateralizing our office-related loans are as follows: 53.1% in New York, 46.6% in New Jersey and 0.3% in Pennsylvania. At March 31, 2023, our largest office-related loan had a principal balance of $82.0 million (with a net active principal balance of $27.3 million as we have a 33.3% participation interest), was secured by an office facility located in Staten Island, New York, and was performing in accordance with its original contractual terms.
Purchased credit-deteriorated (“PCD”) loans totaled $11.6 million at March 31, 2023, and $11.5 million at December 31, 2022. The majority of the remaining PCD loan balance consists of loans acquired as part of a Federal Deposit Insurance Corporation-assisted transaction. The Company accreted interest income of $341,000 attributable to PCD loans for the three months ended March 31, 2023, as compared to $391,000 for the three months ended March 31, 2022. PCD loans had an allowance for credit losses of approximately $3.8 million at March 31, 2023.
FHLBNY stock increased by $10.7 million, or 35.3%, to $41.1 million at March 31, 2023, from $30.4 million at December 31, 2022. The increase in FHLBNY stock directly correlates with the increase in FHLB advances during the quarter.

Other assets decreased $5.5 million, or 10.1%, to $48.9 million at March 31, 2023, from $54.4 million at December 31, 2022. The decrease was primarily attributable to a decrease in net deferred tax assets.

Total liabilities increased $65.1 million, or 1.3%, to $4.97 billion at March 31, 2023, from $4.90 billion at December 31, 2022. The increase was primarily attributable to an increase in FHLB advances and other borrowings of $365.1 million, partially offset by a decrease in deposits of $302.7 million, primarily due to a decrease in brokered deposits of $238.0 million. The Company routinely utilizes brokered deposits and borrowed funds to manage interest rate risk, the cost of interest bearing liabilities, and funding needs related to loan originations and deposit activity.
Deposits decreased $302.7 million, or 7.3%, to $3.85 billion at March 31, 2023, as compared to $4.15 billion at December 31, 2022. Deposits, excluding brokered deposits, decreased $64.7 million, or 1.7%, primarily related to the rising interest rate environment and recent industry volatility. The decrease in deposits, excluding brokered deposits, was attributable to decreases of $70.8 million in transaction accounts and $109.3 million in money market accounts. These decreases were partially offset by increases of $106.1 million in time deposits and $9.4 million in savings accounts.

Borrowed funds increased to $1.01 billion at March 31, 2023, from $644.9 million at December 31, 2022. The increase in borrowings for the period was due to an increase in FHLB and FRB borrowings of $365.1 million, including $134.5 million of borrowings under the Federal Reserve Bank Term Funding Program which included favorable terms and conditions as compared to FHLB advances. Management utilizes borrowings to mitigate interest rate risk, for short-term liquidity, and to a lesser extent from time to time, as part of leverage strategies. During the quarter, the Company increased borrowings to pay off higher-rate brokered certificates of deposit, and, to a lesser extent, fund deposit outflows of non-brokered deposits.
The following table sets forth term borrowing maturities (excluding overnight borrowings, floating rate advances, and subordinated debt) and the weighted average rate by year at March 31, 2023 (dollars in thousands):

Year	Amount (1)	Weighted Average Rate
2023	$90,000	3.62%
2024	194,500	3.98%
2025	182,500	2.59%
2026	148,000	4.36%
2027	173,000	3.19%
Thereafter	154,288	3.96%
	$942,288	3.59%

(1) Borrowings maturing in 2023 and 2024 include $40.0 million and $94.5 million, respectively, of FRB borrowings that can be repaid without any penalty.
Total stockholders’ equity decreased by $3.2 million to $698.2 million at March 31, 2023, from $701.4 million at December 31, 2022. The decrease was attributable to $16.3 million in stock repurchases and $5.9 million in dividend payments, partially offset by net income of $11.7 million for the three months ended March 31, 2023, a $6.0 million increase in accumulated other comprehensive income associated with an increase in the estimated fair value of our debt securities available-for-sale portfolio, and a $1.3 million increase in equity award activity. During the three months ended March 31, 2023, the Company repurchased approximately 1.1 million of its common stock outstanding at an average price of $14.68 for a total of $16.3 million pursuant to approved stock repurchase plans. The Company suspended stock repurchases in March 2023. As of March 31, 2023, the Company had approximately $6.5 million in remaining capacity under its current repurchase program.

On April 18, 2023, the Bank received a non-objection letter from the Federal Reserve Bank of Philadelphia to pay a dividend of up to $40.0 million to Northfield Bancorp, Inc.
Comparison of Operating Results for the Three Months Ended March 31, 2023 and 2022

Net Income. Net income was $11.7 million and $14.1 million for the three months ended March 31, 2023 and March 31, 2022, respectively. Significant variances from the comparable prior year period are as follows: a $2.0 million decrease in net interest income, a $461,000 increase in the provision for credit losses on loans, a $1.6 million increase in non-interest income, a $2.4 million increase in non-interest expense, and an $814,000 decrease in income tax expense.

Interest Income. Interest income increased $9.7 million, or 24.2%, to $49.9 million for the three months ended March 31, 2023, from $40.2 million for the three months ended March 31, 2022, primarily due to a $174.8 million, or 3.4%, increase in the average balance of interest-earning assets and a 63 basis point increase in the yields earned to 3.76% for three months ended March 31, 2023, from 3.13% for the comparable prior year period, related to changes in market interest rates. The increase in the average balance of interest-earning assets was due to increases in the average balance of loans outstanding of $396.7 million, the average balance of other securities of $20.0 million, and the average balance of FHLBNY stock of $15.9 million, partially offset by decreases in the average balance of mortgage-backed securities of $191.7 million, and the average balance of interest-earning deposits in financial institutions of $66.1 million. The Company accreted interest income related to PCD loans of $341,000 for the three months ended March 31, 2023, as compared to $391,000 for the three months ended March 31, 2022. Fees recognized from PPP loans totaled $5,000 for the three months ended March 31, 2023, as compared to $701,000 for the three months ended March 31, 2022. Net interest income for the three months ended March 31, 2023, included loan prepayment income of $961,000 as compared to $1.1 million for the three months ended March 31, 2022.

Interest Expense. Interest expense increased $11.7 million, or 352.1%, to $15.0 million for the three months ended March 31, 2023, as compared to $3.3 million for the three months ended March 31, 2022. The increase was due to an increase in interest expense on deposits of $6.7 million, or 574.8%, an increase in interest expense on borrowings of $4.2 million, or 195.1%, and an increase in interest expense on subordinated debt of $819,000. The increase in interest expense on deposits was attributable to an 87 basis point increase in the cost of interest-bearing deposits to 1.01% for the three months ended March 31, 2023, from 0.14% for the three months ended March 31, 2022, related to changes in market interest rates, partially offset by a $178.9 million, or 5.4%, decrease in the average balance of interest-bearing deposit accounts. The increase in interest expense on borrowings was attributable to a 130 basis point increase in the average cost of borrowings, and a $344.2 million, or 82.2%, increase in average borrowings outstanding. The increase in interest expense on subordinated debt was due to the issuance of $62.0 million in aggregate principal amount of fixed to floating subordinated notes in June 2022.
Net Interest Income.  Net interest income for the three months ended March 31, 2023, decreased $2.0 million, or 5.4%, to $34.9 million, from $36.9 million for the three months ended March 31, 2022, primarily due to a 24 basis point decrease in net interest margin to 2.63% from 2.87% for the three months ended March 31, 2022. The decrease in net interest margin was primarily due to the cost of interest-bearing liabilities increasing faster than the repricing of interest-earning assets. The cost of interest-bearing liabilities increased by 117 basis points to 1.53% for the three months ended March 31, 2023, from 0.36% for the three months ended March 31, 2022, driven by both higher cost of deposits and borrowed funds, reflective of the rising interest rate environment. The increase in the cost of borrowings was also due in part to the issuance of $60.9 million of subordinated notes (net of issuance costs) in June 2022. The increase in the cost of interest-bearing liabilities was partially offset by an increase in yields on interest-earning assets, which increased 63 basis points to 3.76% for the three months ended March 31, 2023, from 3.13% for the three months ended March 31, 2022.

Provision for Credit Losses. The provision for credit losses on loans increased by $461,000 to $864,000 for the three months ended March 31, 2023, compared to $403,000 for the three months ended March 31, 2022. The increase in the provision for credit losses for the current quarter, as compared to the comparable prior year quarter, was primarily the result of a weakening macroeconomic outlook and higher net charge-offs. At March 31, 2023, management qualitatively adjusted the economic forecast to account for uncertainty inherent in third party economic forecast scenarios utilized. Net charge-offs were $2.0 million for the three months ended March 31, 2023, as compared to net charge-offs of $102,000 for the three months ended March 31, 2022, the increase being primarily due to $2.1 million in charge-offs on small business unsecured commercial and industrial loans. Management continues to monitor the small business unsecured commercial and industrial loan portfolio, which totaled $39.6 million at March 31, 2023.

Non-interest Income. Non-interest income increased by $1.6 million, or 94.5%, to $3.3 million for the three months ended March 31, 2023, from $1.7 million for the three months ended March 31, 2022, due primarily to a $1.3 million increase in mark to market gains on trading securities, net, and a $488,000 increase in other income, primarily an increase in swap fee income. For the three months ended March 31, 2023, gains on trading securities were $512,000, as compared to losses of $802,000 for the three months ended March 31, 2022. The trading portfolio is utilized to fund the Company’s deferred compensation obligation to certain employees and directors of the Company's deferred compensation plan (the “Plan”). The participants of this Plan, at their election, defer a portion of their compensation. Gains and losses on trading securities have a minimal effect on net income since participants benefit from, and bear the full risk of, changes in the trading securities market values. Therefore, the Company records an equal and offsetting amount in compensation expense, reflecting the change in the Company’s obligations under the Plan. Partially offsetting the increases was a decrease of $263,000 in net realized gains on available-for-sale debt securities.

Non-interest Expense. Non-interest expense increased $2.4 million, or 12.9%, to $21.1 million for the three months ended March 31, 2023, compared to $18.7 million for the three months ended March 31, 2022. The increase was primarily due to a $1.5 million increase in employee compensation and benefits, attributable to a $1.3 million increase in the mark to market of the Company's deferred compensation plan expense, which as discussed above has no effect on net income, and to a lesser extent, an increase in medical benefit costs and an increase in equity award expense related to awards issued in the first quarter of 2023. Additionally, data processing expense increased by $530,000, due to continued investments in technology, increased transaction costs related to an increase in the number of customer accounts and related volume of transactions, and higher pricing effective January 2023. Advertising expense increased by $414,000 due to the timing of certain programs and new promotions on deposit products. FDIC insurance expense increased by $247,000 due to higher assessments and growth in the balance sheet. Partially offsetting the increases was a decrease of $168,000 in credit loss expense for off-balance sheet credit exposures, and a $189,000 decrease in other operating expense. The decrease in credit loss expense for off-balance sheet credit exposures was due to a provision of $111,000 recorded during the three months ended March 31, 2023, compared to a provision of $279,000 for the prior year period, attributed to a decrease in the pipeline of loans committed and awaiting closing.

Income Tax Expense. The Company recorded income tax expense of $4.5 million for the three months ended March 31, 2023, compared to $5.3 million for the three months ended March 31, 2022, with the decrease due to lower taxable income. The effective tax rate for the three months ended March 31, 2023, was 27.9% compared to 27.4% for the three months ended March 31, 2022.

The following table sets forth average balances, average yields and costs, and certain other information for the periods indicated.

	For the Three Months Ended
	March 31, 2023			March 31, 2022
	Average Outstanding Balance	Interest	Average Yield/ Rate (1)	Average Outstanding Balance	Interest	Average Yield/ Rate (1)
Interest-earning assets:
Loans (2)	$4,244,772	$43,707	4.18%	$3,848,053	$36,721	3.87%
Mortgage-backed securities (3)	746,735	3,792	2.06	938,465	2,475	1.07
Other securities (3)	275,957	1,385	2.04	255,980	695	1.10
Federal Home Loan Bank of New York stock	38,066	465	4.95	22,198	245	4.48
Interest-earning deposits in financial institutions	77,269	578	3.03	143,323	58	0.16
Total interest-earning assets	5,382,799	49,927	3.76	5,208,019	40,194	3.13
Non-interest-earning assets	239,984			279,508
Total assets	$5,622,783			$5,487,527

Interest-bearing liabilities:
Savings, NOW, and money market accounts	$2,523,620	$3,843	0.62%	$2,954,133	$571	0.08%
Certificates of deposit	624,762	3,978	2.58	373,113	588	0.64
Total interest-bearing deposits	3,148,382	7,821	1.01	3,327,246	1,159	0.14
Borrowed funds	762,928	6,391	3.40	418,736	2,166	2.10
Subordinated debt	61,015	819	5.44	—	—	—
Total interest-bearing liabilities	$3,972,325	15,031	1.53	$3,745,982	3,325	0.36
Non-interest bearing deposits	848,098			909,787
Accrued expenses and other liabilities	105,685			99,802
Total liabilities	4,926,108			4,755,571
Stockholders' equity	696,675			731,956
Total liabilities and stockholders' equity	$5,622,783			$5,487,527

Net interest income		$34,896			$36,869
Net interest rate spread (4)			2.23%			2.77%
Net interest-earning assets (5)	$1,410,474			$1,462,037
Net interest margin (6)			2.63%			2.87%
Average interest-earning assets to interest-bearing liabilities			135.51%			139.03%

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

Asset Quality

PCD Loans (Held-for-Investment)

Based on its detailed review of PCD loans and experience in loan workouts, management believes it has a reasonable expectation about the amount and timing of future cash flows and accordingly has classified PCD loans ($11.6 million at March 31, 2023 and $11.5 million at December 31, 2022) as accruing, even though they may be contractually past due. At March 31, 2023, 1.9% of PCD loans were past due 30 to 89 days, and 25.7% were past due 90 days or more, as compared to 6.8% and 23.0%, respectively, at December 31, 2022.

Loans

The following table details total non-accruing loans, non-performing loans, non-performing assets and troubled debt restructurings (“TDR”) (excluding PCD loans) on which interest is accruing, and accruing loans 30 to 89 days delinquent at March 31, 2023, and December 31, 2022 (in thousands):

	March 31, 2023	December 31, 2022
Non-accrual loans:
Held-for-investment
Real estate loans:
Multifamily	$3,258	$3,285
Commercial	5,188	5,184
One-to-four family residential	113	118
Home equity and lines of credit	78	262
Commercial and industrial	532	964
Total non-accrual loans held-for-investment	9,169	9,813
Loans delinquent 90 days or more and still accruing:
Held-for-investment
Real estate loans:
Multifamily	225	233
Commercial	—	8
One-to-four family residential	6	155
Commercial and industrial	—	24
Other	—	5
Total loans delinquent 90 days or more and still accruing held-for-investment	231	425
Total non-performing loans	9,400	10,238
Other real estate owned	70	—
Total non-performing assets	$9,470	$10,238
Non-performing loans to total loans	0.22%	0.24%
Non-performing assets to total assets	0.17%	0.18%
Loans subject to restructuring agreements and still accruing (1)	$—	$3,751
Accruing loans 30 to 89 days delinquent	$4,073	$3,644

(1) With the adoption of Accounting Standards Update (“ASU”) 2022-02, Financial Instruments - Credit Losses (Topic 326) Troubled Debt Restructurings and Vintage Disclosures (“ASU 2022-02”), effective January 1, 2023, TDR accounting has been eliminated.

Other Real Estate Owned

Other real estate owned is comprised of one property acquired during the quarter ended March 31, 2023 as a result of foreclosure. The property is located in New Jersey, has a carrying value of approximately $70,000 and is included in other assets on the consolidated balance sheet as of March 31, 2023. As of December 31, 2022, the Company had no assets acquired through foreclosure.

Accruing Loans 30 to 89 Days Delinquent

Loans 30 to 89 days delinquent and on accrual status totaled $4.1 million and $3.6 million at March 31, 2023 and December 31, 2022, respectively. The following table sets forth delinquencies for accruing loans by type and by amount at March 31, 2023 and December 31, 2022 (in thousands):

	March 31, 2023	December 31, 2022
Held-for-investment
Real estate loans:
Multifamily	$185	$189
Commercial	804	900
One-to-four family residential	567	672
Home equity and lines of credit	665	830
Commercial and industrial loans	1,842	1,048
Other loans	10	5
Total delinquent accruing loans held-for-investment	$4,073	$3,644

The increase in the commercial and industrial loan delinquencies was primarily due to an increase in delinquencies in unsecured small business loans. Unsecured small business loans totaled $39.6 million and $43.3 million at March 31, 2023 and December 31, 2022, respectively. Management continues to monitor the small business unsecured commercial and industrial loan portfolio.

Loans Subject to TDR Agreements prior to the adoption of ASU 2022-02

Effective January 1, 2023, The Company adopted ASU 2022-02, which eliminated the recognition and measure of troubled debt restructurings and enhanced disclosures for loan modifications to borrowers experiencing financial difficulty. There were no material modifications of loans to borrowers who were experiencing financial difficulty during the three months ended March 31, 2023.

Information on loan modifications prior to the adoption of ASU 2022-02 on January 1, 2023 is presented in accordance with the applicable accounting standards in effect at that time.

Included in non-accruing loans are loans subject to TDR agreements totaling $3.3 million at December 31, 2022. At December 31, 2022, three of the non-accruing TDRs totaling $547,000 were not performing in accordance with their restructured terms. Two of the loans totaling $477,000 are collateralized by real estate with an appraised value of $2.4 million. A third loan in the amount of $70,000 is an unsecured commercial and industrial loan, which has a specific reserve against it.

The Company also holds loans subject to TDR agreements that are on accrual status totaling $3.8 million at December 31, 2022. At December 31, 2022, $3.6 million, or 94.8%, of the $3.8 million of accruing loans subject to TDR agreements were performing in accordance with their restructured terms. Generally, the types of concessions that we make to troubled borrowers include both temporary and permanent reductions to interest rates, extensions of payment terms, and, to a lesser extent, forgiveness of principal and interest.

The following table details the amounts and categories of the loans subject to restructuring agreements by loan type as of December 31, 2022 (in thousands):

	December 31, 2022
	Non-Accruing	Accruing
Real estate loans:
Commercial	$3,069	$3,034
One-to-four family residential	—	666
Multifamily	126	—
Home equity and lines of credit	—	27
Commercial and industrial loans	70	24
	$3,265	$3,751

Performing in accordance with restructured terms	83.2%	94.8%
Liquidity and Capital Resources
Liquidity. The objective of our liquidity management is to ensure the availability of sufficient funds to meet financial commitments and to take advantage of lending and investment opportunities. The Bank manages liquidity in order to meet deposit withdrawals, to repay borrowings as they mature, and to fund new loans and investments as opportunities arise.
The Bank's primary sources of funds are deposits, principal and interest payments on loans and securities, borrowed funds, the proceeds from maturing securities and short-term investments, and to a lesser extent, proceeds from the sales of loans and securities and wholesale borrowings. The scheduled amortization of loans and securities, as well as proceeds from borrowed funds, are predictable sources of funds. Other funding sources, however, such as deposit inflows and loan prepayments are greatly influenced by market interest rates, economic conditions, and competition. The Bank is a member of the FHLBNY, which provides an additional source of short-term and long-term funding. The Bank also has short-term borrowing capabilities with the Federal Reserve Bank of New York (“FRBNY”). The Bank’s short-term borrowed funds, excluding lease obligations, floating rate advances and an overnight line of credit, were $942.3 million at March 31, 2023, and had a weighted average interest rate of 3.59%. A total of $184.5 million of these borrowings will mature in less than one year. Short-term borrowed funds, excluding floating rate advances and other interest-bearing liabilities, were $572.0 million at December 31, 2022.

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

The Bank has the ability to obtain additional funding from the FHLBNY of approximately $1.39 billion utilizing unencumbered securities of $222.3 million, loans of $1.14 billion, and encumbered securities of $25.5 million at March 31, 2023. Additionally, the Bank has remaining borrowing capacity utilizing encumbered securities through the FRBNY Discount Window of $25.3 million. The Bank expects to have sufficient funds available to meet current commitments in the normal course of business.

The Company has a diversified deposit base, and government deposits are collateralized by assets or letters of credit issued by the FHLBNY. Uninsured deposits (excluding brokered and collateralized governmental) are estimated at approximately $836.0 million, or 22.0%, of total deposits. At March 31, 2023, the composition of the Company’s deposit base (excluding brokered deposits) was as follows: 55% retail, 29% business, and 16% governmental. The average deposit balance at March 31, 2023 was $38,000.

Northfield Bancorp, Inc. (standalone) is a separate legal entity from the Bank and must provide for its own liquidity to pay dividends, repurchase its stock, and for other corporate purposes. Northfield Bancorp, Inc.'s primary source of liquidity is dividend payments from the Bank. At March 31, 2023, Northfield Bancorp, Inc. (standalone) had liquid assets of $16.9 million. On April 18, 2023, the Bank received a non-objection letter from the Federal Reserve Bank of Philadelphia to pay a dividend of up to $40.0 million to Northfield Bancorp, Inc.

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

At March 31, 2023, and December 31, 2022, as set forth in the following table, both Northfield Bank and Northfield Bancorp, Inc. exceeded all of the regulatory capital requirements to which they were subject at such dates.

	Northfield Bank	Northfield Bancorp, Inc.	For Capital Adequacy Purposes	For Well Capitalized Under Prompt Corrective Action Provisions
As of March 31, 2023:
CBLR	12.97%	12.53%	9.00%	9.00%
As of December 31, 2022:
CBLR	12.68%	12.65%	9.00%	9.00%
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
Commitments to fund unused lines of credit are agreements to lend additional funds to customers as long as there have been no violations of any of the conditions established in the agreements (original or restructured). Commitments to originate loans generally have a fixed expiration or other termination clauses, which may require payment of a fee. Since some of these loan commitments are expected to expire without being drawn upon, total commitments do not necessarily represent future cash requirements. At March 31, 2023, the reserve for commitments to fund unused lines of credit recorded in accrued expenses and other liabilities was $902,000.

For further information regarding our off-balance sheet arrangements and contractual obligations, see "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

Accounting Pronouncements Not Yet Adopted

ASU No. 2020-04. In March, 2020, the FASB issued ASU No. 2020-04, “Reference Rate Reform ("ASC 848"): Facilitation of the Effects of Reference Rate Reform on Financial Reporting”, which provides temporary optional guidance to ease the potential burden in accounting for reference rate reform. The ASU provides optional expedients and exceptions for applying generally accepted accounting principles to contract modifications and hedging relationships, subject to meeting certain criteria, that reference the London Inter-Bank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued. It is intended to help stakeholders during the global market-wide reference rate transition period. The guidance was effective for all entities as of March 12, 2020 through December 31, 2022. However, in December 2022, the FASB issued ASU 2022-06, deferring the sunset date to December 31, 2024. The Company has evaluated the regulatory requirements to cease the use of LIBOR and has put in place systems and capabilities for this purpose. The adoption of this ASU is not expected to have a material impact on the Company's consolidated financial statements.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Management of Market Risk
General.  A majority of our assets and liabilities are monetary in nature. Consequently, our most significant form of market risk is interest rate risk. Our assets, consisting primarily of mortgage-related securities and loans, generally have longer maturities than our liabilities, which consist primarily of deposits and wholesale borrowings. As a result, a principal part of our business strategy involves managing interest rate risk and limiting the exposure of our net interest income to changes in market interest rates. Accordingly, our Board of Directors has established a Management Asset-Liability Committee, comprised of our Senior Vice President (“SVP”) & Chief Investment Officer and Treasurer, who chairs this Committee, our President & Chief Executive Officer, our Executive Vice President (“EVP”) & Chief Risk Officer, our EVP & Chief Financial Officer, our EVP & Chief Lending Officer, our EVP & Chief Branch Administration, Deposit Operations & Business Development Officer, and our SVP & Director of Marketing, and other officers and staff as necessary or appropriate. This committee is responsible for, among other things, evaluating the interest rate risk inherent in our assets and liabilities, for recommending to the risk management committee of our Board of Directors the level of risk that is appropriate given our business strategy, operating environment, capital, liquidity and performance objectives, and for managing this risk consistent with the guidelines approved by the Board of Directors.

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

The following tables set forth, as of March 31, 2023 and December 31, 2022, our calculation of the estimated changes in our NPV, NPV ratio, and percent change in net interest income that would result from the designated instantaneous and sustained changes in interest rates (dollars in thousands). Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments and deposit repricing characteristics, including decay rates, and correlations to movements in interest rates, and should not be relied on as indicative of actual results.

	At March 31, 2023
Change in Interest Rates (basis points)	Estimated Present Value of Assets	Estimated Present Value of Liabilities	Estimated NPV	Estimated Change In NPV	Estimated Change in NPV %	Estimated NPV/Present Value of Assets Ratio	Next 12 Months Net Interest Income Percent Change	Months 13-24 Net Interest Income Percent Change
+400	$4,933,682	$4,161,194	$772,488	$(165,989)	(17.69)%	15.66%	(14.76)%	(2.35)%
+300	5,046,021	4,241,637	804,384	(134,093)	(14.29)	15.94	(11.28)	(2.51)
+200	5,182,795	4,326,055	856,740	(81,737)	(8.71)	16.53	(6.67)	(0.36)
+100	5,320,331	4,414,900	905,431	(33,046)	(3.52)	17.02	(2.47)	1.06
—	5,447,280	4,508,803	938,477	—	—	17.23	—	—
(100)	5,571,763	4,613,634	958,129	19,652	2.09	17.20	0.56	(3.63)
(200)	5,692,039	4,743,460	948,579	10,102	1.08	16.67	(2.83)	(11.61)

	At December 31, 2022
Change in Interest Rates (basis points)	Estimated Present Value of Assets	Estimated Present Value of Liabilities	Estimated NPV	Estimated Change In NPV	Estimated Change in NPV %	Estimated NPV/Present Value of Assets Ratio	Next 12 Months Net Interest Income Percent Change	Months 13-24 Net Interest Income Percent Change
+400	$4,850,423	$4,057,885	$792,538	$(227,578)	(22.31)%	16.34%	(25.83)%	(11.03)%
+300	4,967,247	4,126,616	840,631	(179,485)	(17.59)	16.92	(19.51)	(8.90)
+200	5,106,889	4,198,831	908,058	(112,058)	(10.98)	17.78	(12.01)	(4.41)
+100	5,244,669	4,274,947	969,722	(50,394)	(4.94)	18.49	(5.33)	(1.19)
—	5,375,689	4,355,573	1,020,116	—	—	18.98	—	—
(100)	5,503,211	4,464,131	1,039,080	18,964	1.86	18.88	0.76	(3.80)
(200)	5,626,336	4,586,245	1,040,091	19,975	1.96	18.49	0.00	(8.91)
At March 31, 2023, in the event of a 200 basis point decrease in interest rates, we would experience a 1.08% increase in estimated net portfolio value, a 2.83% decrease in net interest income in year one, and an 11.61% decrease in net interest income in year two. In the event of a 400 basis point increase in interest rates, we would experience a 17.69% decrease in estimated net portfolio value, a 14.76% decrease in net interest income in year one and a 2.35% decrease in net interest income in year two. Our policies provide that, in the event of a 200 basis point decrease or less in interest rates, our net present value ratio should decrease by no more than 300 basis points and 10%, and in the event of a 400 basis point increase or less, our net present value should decrease by no more than 475 basis points and 35%. In the event of a 200 basis point decrease or less, our projected net interest income should decrease by no more than 10% in year one and 16% in year two, and in the event of a 400 basis point increase or less, our projected net interest income should decrease by no more than 38% in year one and 26% in year two. However, when the federal funds rate is low and negative rate shocks do not produce meaningful results, management may temporarily suspend use of guidelines for negative interest rate shocks. At March 31, 2023 and December 31, 2022, we were in compliance with all Board-approved policies with respect to interest rate risk management.
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

ITEM 4.    CONTROLS AND PROCEDURES
An evaluation was performed under the supervision and with the participation of the Company’s management, including the President and Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of March 31, 2023. Based on that evaluation, the Company’s management, including the President and Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

During the three months ended March 31, 2023, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

ITEM 1.     LEGAL PROCEEDINGS
The Company and subsidiaries are subject to various legal actions arising in the normal course of business.  In the opinion of management, the resolution of these legal actions is not expected to have a material adverse effect on the Company’s consolidated financial condition or results of operations.

ITEM 1A.  RISK FACTORS

In addition to the other information contained in this Quarterly Report on Form 10-Q, the following risk factors represent material updates and additions to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022 as filed with the Securities and Exchange Commission. Additional risks not presently known to us, or that we currently deem immaterial, may also adversely affect our business, financial condition or results of operations. Further, to the extent that any of the information contained in this Quarterly Report on Form 10-Q constitutes forward-looking statements, the risk factors set forth below also are cautionary statements identifying important factors that could cause our actual results to differ materially from those expressed in any forward-looking statements made by or on behalf of us.

Our stock price may be negatively impacted by unrelated bank failures and negative depositor confidence in depository institutions. Further, if we are unable to adequately manage our liquidity, deposits, capital levels and interest rate risk, which have come under greater scrutiny in light of recent bank failures, it may have a material adverse effect on our financial condition and results of operations.

On March 9, 2023, Silvergate Bank, La Jolla, California, announced its decision to voluntarily liquidate its assets and wind down operations. On March 10, 2023, Silicon Valley Bank, Santa Clara, California, was closed by the California Department of Financial Protection and Innovation. On March 12, 2023, Signature Bank, New York, New York, was closed by the New York State Department of Financial Services, and on May 1, 2023, First Republic Bank, San Francisco, California, was closed by the California Department of Financial Protection and Innovation. These banks also had elevated levels of uninsured deposits, which may be less likely to remain at the bank over time and less stable as a source of funding than insured deposits. These failures led to volatility and declines in the market for bank stocks and questions about depositor confidence in depository institutions.

These events have led to a greater focus by institutions, investors and regulators on the on-balance sheet liquidity of and funding sources for financial institutions, the composition of its deposits, including the amount of uninsured deposits, the amount of accumulated other comprehensive loss, capital levels and interest rate risk management. If we are unable to adequately manage our liquidity, deposits, capital levels and interest rate risk, it may have a material adverse effect on our financial condition and results of operations.

Our funding sources may prove insufficient to replace deposits at maturity and support our future growth. A lack of liquidity could adversely affect our financial condition and results of operations and result in regulatory limits being placed on us.

We maintain sufficient funds to respond to the needs of depositors and borrowers. Deposits have traditionally been our primary source of funds for use in lending and investment activities. We also receive funds from loan repayments, investment maturities and income on other interest-earning assets. While we emphasize the generation of low-cost core deposits as a source of funding, there is strong competition for such deposits in our market area. Additionally, deposit balances can decrease if customers identify alternative investments opportunities. Accordingly, as a part of our liquidity management, we may use a number of funding sources in addition to deposits and repayments and maturities of loans and investments. As we continue to grow, we are likely to become more dependent on these sources, which may include Federal Home Loan Bank advances, federal funds purchased and brokered certificates of deposit. Adverse operating results or changes in industry conditions could lead to difficulty or an inability to access these additional funding sources.

Our financial flexibility will be severely constrained if we are unable to maintain our access to funding or if adequate financing is not available to accommodate future growth at acceptable interest rates. Further, if we are required to rely more heavily on more expensive funding sources to support liquidity and future growth, our revenues may not increase proportionately to cover our increased costs. In this case, our operating margins and profitability would be adversely affected. Alternatively, we may need to sell a portion of our investment and/or loan portfolio to raise funds, which, depending upon market conditions, could result in us realizing a loss on the sale of such assets. As of March 31, 2023, we had a net unrealized loss of $59.0 million on our available-for-sale investment securities portfolio as a result of the rising interest rate environment. Our investment securities totaled $928.9 million, or 16.4%, of total assets, at March 31, 2023.

Any decline in available funding could adversely impact our ability to originate loans, invest in securities, pay our expenses, or fulfill obligations such as repaying our borrowings or meeting deposit withdrawal demands, any of which could have a material adverse impact on our liquidity, business, financial condition and results of operations.

A lack of liquidity could also attract increased regulatory scrutiny and potential restraints imposed on us by regulators. Depending on the capitalization status and regulatory treatment of depository institutions, including whether an institution is subject to a supervisory prompt corrective action directive, certain additional regulatory restrictions and prohibitions may apply, including restrictions on growth, restrictions on interest rates paid on deposits, restrictions or prohibitions on payment of dividends and restrictions on the acceptance of brokered deposits.

The failure to address the federal debt ceiling in a timely manner, downgrades of the U.S. credit rating and uncertain credit and financial market conditions may affect the stability of securities issued or guaranteed by the federal government, which may affect the valuation or liquidity of our investment securities portfolio and increase future borrowing costs.

As a result of uncertain political, credit and financial market conditions, including the potential consequences of the federal government defaulting on its obligations for a period of time due to federal debt ceiling limitations or other unresolved political issues, investments in financial instruments issued or guaranteed by the federal government pose credit default and liquidity risks. Given that future deterioration in the U.S. credit and financial markets is a possibility, losses or significant deterioration in the fair value of our U.S. government issued or guaranteed investments may occur. At March 31, 2023, we had approximately $162.0 million, $72.7 million, and $662.2 million invested in corporate bonds, U.S. government agency securities, and residential mortgage-backed securities issued or guaranteed by government-sponsored enterprises, respectively. Downgrades to the U.S. credit rating could affect the stability of securities issued or guaranteed by the federal government and the valuation or liquidity of our portfolio of such investment securities, and could result in our counterparties requiring additional collateral for our borrowings. Further, unless and until U.S. political, credit and financial market conditions have been sufficiently resolved or stabilized, it may increase our future borrowing costs.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a)Unregistered Sale of Equity Securities. There were no sales of unregistered securities during the period covered by this report.
(b)Use of Proceeds. Not applicable.
(c)Repurchases of Our Equity Securities.
On June 16, 2022, the Board of Directors of the Company approved a new stock repurchase program. The program permitted $45.0 million of the Company's shares of common stock to be repurchased in open market or private transactions, through block trades, and pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities and Exchange Commission. The timing of the repurchases depends on certain factors, including but not limited to, market conditions and prices, the Company’s liquidity and capital requirements, and alternative uses of capital. Any repurchased shares are held as treasury stock and available for general corporate purposes. The repurchases can be suspended, terminated or modified at any time for any reason, including market conditions, the cost of repurchasing shares, the availability of alternative investment opportunities, liquidity, and other factors deemed appropriate. The Company suspended repurchases on March 16, 2023, and reinstated them on May 1, 2023.

The following table reports information regarding purchases of the Company’s common stock during the three months ended March 31, 2023.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (in thousands)
January 1, 2023 to January 31, 2023	335,216	$15.40	335,216	$17,280
February 1, 2023 to February 28, 2023	473,573	14.65	473,573	10,342
March 1, 2023 to March 31, 2023	279,094	13.87	279,094	6,471
Total	1,087,883		1,087,883

In addition to the repurchases disclosed above, participants in the Company's stock-based incentive plans may have shares withheld to cover income taxes upon the vesting of restricted stock awards. Shares withheld to cover income taxes upon the vesting of restricted stock awards are repurchased pursuant to the terms of the applicable plan and not under the Company's stock repurchase program. Shares repurchased pursuant to these plans during the three months ended March 31, 2023 were as follows:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share
January 1, 2023 to January 31, 2023	—	$—
February 1, 2023 to February 28, 2023	—	—
March 1, 2023 to March 31, 2023	12,307	14.60
Total	12,307

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

101.INS	XBRL (Extensible Business Reporting Language) Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover page information from the Company's Quarterly Report on Form 10-Q filed May 10, 2023, formatted in Inline XBRL.

(1) Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTHFIELD BANCORP, INC.
(Registrant)

Date: May 10, 2023

/s/ Steven M. Klein
Steven M. Klein
Chairman, President and Chief Executive Officer

/s/ William R. Jacobs
William R. Jacobs
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)