Form 10-Q
period 2023-06-30
Northfield Bancorp, Inc.
filed 2023-08-09
CIK 1493225

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023
or
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
As of July 31, 2023, the registrant had 44,987,773 shares of Common Stock, par value $0.01 per share, issued and outstanding.

NORTHFIELD BANCORP, INC.
Form 10-Q Quarterly Report

PART I
ITEM 1.     FINANCIAL STATEMENTS

NORTHFIELD BANCORP, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited) (In thousands, except share amounts)

	June 30, 2023	December 31, 2022
ASSETS:
Cash and due from banks	$13,853	$14,530
Interest-bearing deposits in other financial institutions	75,274	31,269
Total cash and cash equivalents	89,127	45,799
Trading securities	11,731	10,751
Debt securities available-for-sale, at estimated fair value (with no allowance for credit losses at June 30, 2023 and December 31, 2022)	802,257	952,173
Debt securities held-to-maturity, at amortized cost	10,316	10,760
(estimated fair value of $9,946 at June 30, 2023, and $10,389 at December 31, 2022, with no allowance for credit losses at June 30, 2023 and December 31, 2022)
Equity securities	10,653	10,443
Loans held-for-sale	977	—
Loans held-for-investment	4,274,042	4,243,693
Less: allowance for credit losses	(41,154)	(42,617)
Net loans held-for-investment	4,232,888	4,201,076
Accrued interest receivable	17,721	17,426
Bank-owned life insurance	169,671	167,912
Federal Home Loan Bank (“FHLB”) of New York stock, at cost	40,376	30,382
Operating lease right-of-use assets	32,010	34,288
Premises and equipment, net	24,573	24,844
Goodwill	41,012	41,012
Other assets	57,503	54,427
Total assets	$5,540,815	$5,601,293
LIABILITIES AND STOCKHOLDERS’ EQUITY:
LIABILITIES:
Deposits	$3,764,403	$4,150,219
Securities sold under agreements to repurchase	25,000	25,000
FHLB advances and other borrowings	898,535	558,859
Subordinated debentures, net of issuance costs	61,108	60,996
Operating lease liabilities	37,274	39,790
Advance payments by borrowers for taxes and insurance	29,117	25,995
Accrued expenses and other liabilities	38,737	39,044
Total liabilities	4,854,174	4,899,903
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value: 25,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value: 150,000,000 shares authorized, 64,770,875 shares issued at
June 30, 2023 and December 31, 2022, 45,243,673 and 47,442,488 outstanding at June 30, 2023 and December 31, 2022, respectively	648	648
Additional paid-in-capital	589,335	590,249
Unallocated common stock held by employee stock ownership plan	(15,192)	(15,650)
Retained earnings	427,921	418,353
Accumulated other comprehensive loss	(45,074)	(48,331)
Treasury stock at cost: 19,527,202 and 17,328,387 shares at June 30, 2023 and December 31, 2022, respectively	(270,997)	(243,879)
Total stockholders’ equity	686,641	701,390
Total liabilities and stockholders’ equity	$5,540,815	$5,601,293
See accompanying notes to unaudited consolidated financial statements.

NORTHFIELD BANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited) (In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Interest income:
Loans	$45,300	$38,998	$89,007	$75,719
Mortgage-backed securities	3,714	3,043	7,506	5,518
Other securities	1,113	989	2,498	1,684
FHLB of New York dividends	727	260	1,192	505
Deposits in other financial institutions	816	166	1,394	224
Total interest income	51,670	43,456	101,597	83,650
Interest expense:
Deposits	10,483	1,334	18,304	2,493
Borrowings	9,198	1,918	15,589	4,084
Subordinated debt	828	119	1,647	119
Total interest expense	20,509	3,371	35,540	6,696
Net interest income	31,161	40,085	66,057	76,954
Provision for credit losses	30	149	894	552
Net interest income after provision for credit losses	31,131	39,936	65,163	76,402
Non-interest income:
Fees and service charges for customer services	1,309	1,375	2,689	2,706
Income on bank-owned life insurance	889	848	1,759	1,687
(Losses) gains on available-for-sale debt securities, net	(18)	—	(17)	264
Gains (losses) on trading securities, net	506	(1,563)	1,018	(2,365)
Gain on sale of loans	35	—	35	—
Other	95	105	664	186
Total non-interest income	2,816	765	6,148	2,478
Non-interest expense:
Compensation and employee benefits	12,353	9,418	23,390	18,925
Occupancy	3,244	3,286	6,616	6,694
Furniture and equipment	460	426	914	852
Data processing	2,071	1,762	4,314	3,475
Professional fees	768	1,229	1,739	2,137
Advertising	573	404	1,420	837
Federal Deposit Insurance Corporation insurance	568	355	1,172	712
Credit loss (benefit) expense for off-balance sheet exposures	(661)	349	(550)	628
Other	1,399	1,484	2,888	3,162
Total non-interest expense	20,775	18,713	41,903	37,422
Income before income tax expense	13,172	21,988	29,408	41,458
Income tax expense	3,613	6,114	8,142	11,457
Net income	$9,559	$15,874	$21,266	$30,001
Net income per common share:
Basic	$0.22	$0.34	$0.48	$0.64
Diluted	$0.22	$0.34	$0.48	$0.64

See accompanying notes to unaudited consolidated financial statements.

NORTHFIELD BANCORP, INC. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) - (Continued) (Unaudited) (In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income	$9,559	$15,874	$21,266	$30,001
Other comprehensive (loss) income:
Unrealized (losses) gains on debt securities available-for-sale:
Net unrealized holding (losses) gains	(3,891)	(11,079)	4,506	(45,973)
Less: reclassification adjustment for net losses (gains) included in net income	18	—	17	(264)
Net unrealized (losses) gains	(3,873)	(11,079)	4,523	(46,237)
Post-retirement benefits adjustment	—	—	—	(48)
Other comprehensive (loss) income before tax	(3,873)	(11,079)	4,523	(46,285)
Income tax benefit (expense) related to net unrealized holding (losses) gains on debt securities available-for-sale	1,089	3,102	(1,261)	12,869
Income tax (benefit) expense related to reclassification adjustment for gains included in net income	(5)	—	(5)	74
Income tax benefit related to post retirement benefit adjustment	—	—	—	13
Other comprehensive (loss) income, net of tax	(2,789)	(7,977)	3,257	(33,329)
Comprehensive income (loss)	$6,770	$7,897	$24,523	$(3,328)

See accompanying notes to unaudited consolidated financial statements.

NORTHFIELD BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Three Months Ended June 30, 2023 and 2022
(Unaudited) (In thousands, except share data)

	Common Stock
	Shares Outstanding	Par Value	Additional Paid-in Capital	Unallocated Common Stock Held by the Employee Stock Ownership Plan	Retained Earnings	Accumulated Other Comprehensive Income (loss) Net of tax	Treasury Stock	Total Stockholders' Equity
Balance at March 31, 2022	48,910,192	$648	$588,131	$(16,822)	$389,387	$(23,289)	$(222,657)	$715,398
Net income					15,874			15,874
Other comprehensive loss, net of tax						(7,977)		(7,977)
ESOP shares allocated or committed to be released			163	238				401
Stock compensation expense			449					449
Restricted stock forfeitures	(13,738)		197				(197)	—
Exercise of stock options, net								—
Cash dividends declared and paid ($0.13 per common share)					(6,130)			(6,130)
Repurchase of treasury stock (average cost of $12.96 per share)	(211,579)						(2,742)	(2,742)
Balance at June 30, 2022	48,684,875	$648	$588,940	$(16,584)	$399,131	$(31,266)	$(225,596)	$715,273

Balance at March 31, 2023	46,530,167	$648	$588,532	$(15,422)	$424,148	$(42,285)	$(257,455)	$698,166
Net income					9,559			9,559
Other comprehensive loss, net of tax						(2,789)		(2,789)
ESOP shares allocated or committed to be released			67	230				297
Stock compensation expense			505					505
Restricted stock forfeitures	(16,154)		231				(231)	—
Cash dividends declared and paid ($0.13 per common share)					(5,786)			(5,786)
Repurchase of treasury stock (average cost of $10.48 per share)	(1,270,340)						(13,311)	(13,311)
Balance at June 30, 2023	45,243,673	$648	$589,335	$(15,192)	$427,921	$(45,074)	$(270,997)	$686,641

See accompanying notes to unaudited consolidated financial statements.

NORTHFIELD BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Six Months Ended June 30, 2023 and 2022
(Unaudited) (In thousands, except share data)

	Common Stock
	Shares Outstanding	Par Value	Additional Paid-in Capital	Unallocated Common Stock Held by the Employee Stock Ownership Plan	Retained Earnings	Accumulated Other Comprehensive Income (loss) Net of tax	Treasury Stock	Total Stockholders' Equity
Balance at December 31, 2021	49,266,733	$648	$589,972	$(17,058)	$381,361	$2,063	$(217,103)	$739,883
Net income					30,001			30,001
Other comprehensive loss, net of tax						(33,329)		(33,329)
ESOP shares allocated or committed to be released			378	474				852
Stock compensation expense			845					845
Restricted stock issuance	157,416		(2,484)				2,484	—
Restricted stock forfeitures	(16,613)		237				(237)	—
Exercise of stock options, net	17,040		(8)				239	231
Cash dividends declared and paid ($0.13 per common share)					(12,231)			(12,231)
Repurchase of treasury stock (average cost of $14.84 per share)	(739,701)						(10,979)	(10,979)
Balance at June 30, 2022	48,684,875	$648	$588,940	$(16,584)	$399,131	$(31,266)	$(225,596)	$715,273

Balance at December 31, 2022	47,442,488	$648	$590,249	$(15,650)	$418,353	$(48,331)	$(243,879)	$701,390
Net income					21,266			21,266
Other comprehensive income, net of tax						3,257		3,257
ESOP shares allocated or committed to be released			232	458				690
Stock compensation expense			1,223					1,223
Restricted stock issuance	173,060		(2,670)				2,670	—
Restricted stock forfeitures	(21,252)		308				(308)	—
Exercise of stock options, net	7,600		(7)				107	100
Cash dividends declared and paid ($0.13 per common share)					(11,698)			(11,698)
Repurchase of treasury stock (average cost of $12.42 per share)	(2,358,223)						(29,587)	(29,587)
Balance at June 30, 2023	45,243,673	$648	$589,335	$(15,192)	$427,921	$(45,074)	$(270,997)	$686,641

See accompanying notes to unaudited consolidated financial statements.

NORTHFIELD BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (In thousands)

	Six Months Ended June 30,
	2023	2022
Net income	$21,266	$30,001
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	894	552
ESOP and stock compensation expense	1,913	1,697
Depreciation	1,832	1,857
Amortization of premiums and deferred loan costs, net of accretion of discounts and deferred loan fees	3,876	4,915
Amortization of debt issuance costs	112	—
Amortization of intangible assets	62	93
Amortization of operating lease right-of-use assets	2,341	2,331
Income on bank-owned life insurance	(1,759)	(1,687)
Net gain on sale of loans	(35)	—
Proceeds from sale of loans held-for-sale	498	—
Origination of loans held-for-sale	(1,440)	—
Losses (gains) on available-for-sale debt securities, net	17	(264)
(Gains) losses on trading securities, net	(1,018)	2,365
Loss (gain) on sale of other real estate owned, net	7	(17)
Net sales of trading securities	38	695
Increase in accrued interest receivable	(295)	(376)
Increase in other assets	(6,983)	(1,155)
Decrease in accrued expenses and other liabilities	(307)	(623)
Net cash provided by operating activities	21,019	40,384
Cash flows from investing activities:
Net increase in loans receivable	(29,716)	(300,245)
Purchases of loans	(3,781)	(7,696)
Purchases of FHLB of New York stock	(36,054)	(5,423)
Redemptions of FHLB of New York stock	26,060	7,817
Purchases of debt securities available-for-sale	—	(164,988)
Purchases of equity securities	(210)	(2,510)
Principal payments and maturities on debt securities available-for-sale	151,279	193,873
Principal payments and maturities on debt securities held-to-maturity	432	76
Proceeds from sale of debt securities available-for-sale	—	41,464
Proceeds from sale of equity securities	—	31
Proceeds from bank-owned life insurance	—	1,526
Proceeds from sale of other real estate owned	63	125
Purchases and improvements of premises and equipment	(1,561)	(1,686)
Net cash provided by (used in) investing activities	106,512	(237,636)
Cash flows from financing activities:
Net (decrease) increase in deposits	(385,816)	248,668
Dividends paid	(11,698)	(12,231)
Exercise of stock options	100	231
Purchase of treasury stock	(29,587)	(10,979)
Increase in advance payments by borrowers for taxes and insurance	3,122	4,549
Proceeds from issuance of subordinated debt, net of issuance costs	—	60,917
Proceeds from FHLB advances and other borrowings and securities sold under agreements to repurchase	692,788	261
Repayments related to securities sold under agreements to repurchase and other borrowings	(353,112)	(75,000)
Net cash (used in) provided by financing activities	(84,203)	216,416
Net increase in cash and cash equivalents	43,328	19,164
Cash and cash equivalents at beginning of period	45,799	91,068
Cash and cash equivalents at end of period	$89,127	$110,232
See accompanying notes to unaudited consolidated financial statements

NORTHFIELD BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)
(Unaudited) (In thousands)

	Six Months Ended June 30,
	2023	2022
Supplemental cash flow information:
Cash paid during the period for:
Interest	$33,942	$6,807
Income taxes	10,156	11,205
Non-cash transactions:
Loan charge-offs, net	2,357	494
Transfer of loans held-for-investment to other real estate owned	70	—
Right-of-use assets obtained in exchange for new lease liabilities	63	4,983
Transfer of loans held-for-investment to loans held-for-sale at fair value	—	2,346

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

In the opinion of management, all adjustments (consisting solely of normal and recurring adjustments) necessary for the fair presentation of the consolidated balance sheets and the consolidated statements of comprehensive income for the unaudited periods presented have been included. The results of operations and other data presented for the three and six months ended June 30, 2023 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2023 or for any other period. Whenever necessary, certain prior year amounts are reclassified to conform to the current year presentation.
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

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)
Note 2 – Debt Securities Available-for-Sale
The following is a comparative summary of mortgage-backed securities and other debt securities available-for-sale at June 30, 2023, and December 31, 2022 (in thousands):

	June 30, 2023
		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
	cost	gains	losses	value
U.S. Government agency securities	$75,958	$—	$(3,872)	$72,086
Mortgage-backed securities:
Pass-through certificates:
Government sponsored enterprises ("GSEs")	417,226	—	(38,667)	378,559
Real estate mortgage investment conduits ("REMICs"):
GSE	251,166	—	(15,120)	236,046
	668,392	—	(53,787)	614,605
Other debt securities:
Corporate bonds	120,817	—	(5,251)	115,566
	120,817	—	(5,251)	115,566
Total debt securities available-for-sale	$865,167	$—	$(62,910)	$802,257

	December 31, 2022
		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
	cost	gains	losses	value
U.S. Government agency securities	$76,150	$—	$(4,074)	$72,076
Mortgage-backed securities:
Pass-through certificates:
GSE	472,963	1	(40,346)	432,618
REMICs:
GSE	280,870	—	(16,146)	264,724
	753,833	1	(56,492)	697,342
Other debt securities:
Municipal bonds	21	—	—	21
Corporate bonds	189,603	2	(6,871)	182,734
	189,624	2	(6,871)	182,755
Total debt securities available-for-sale	$1,019,607	$3	$(67,437)	$952,173
The following is a summary of the expected maturity distribution of debt securities available-for-sale, other than mortgage-backed securities, at June 30, 2023 (in thousands):

Available-for-sale	Amortized cost	Estimated fair value
Due in one year or less	$156,756	$151,319
Due after one year through five years	40,019	36,333
	$196,775	$187,652
 Contractual maturities for mortgage-backed securities are not included above, as expected maturities on mortgage-backed securities may differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without penalties.

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)
Certain debt securities available-for-sale are pledged or encumbered to secure borrowings under Pledge Agreements and Repurchase Agreements and for other purposes required by law. At June 30, 2023 and December 31, 2022, the fair value of debt securities available-for-sale that were pledged to secure borrowings and deposits was $643.1 million and $591.7 million, respectively.

For the three months ended June 30, 2023, the Company had no gross proceeds on sales of debt securities available-for-sale, with gross realized gains of $21,000 and gross realized losses of $39,000 related to the payoff of securities. For the six months ended June 30, 2023, the Company had no gross proceeds on sales of debt securities available-for-sale, with gross realized gains of $22,000 and gross realized losses of $39,000 related to the payoff of securities. For the three months ended June 30, 2022, the Company had no sales of debt securities available-for-sale and no gross realized gains or losses. For the six months ended June 30, 2022, the Company had gross proceeds of $41.5 million on sales and calls of debt securities available-for-sale, with gross realized gains of $264,000 related to sales of securities and no gross realized losses. The Company recognized net gains of $506,000 and $1.0 million on its trading securities portfolio during the three and six months ended June 30, 2023, respectively. During the three and six months ended June 30, 2022, the Company recognized net losses of $1.6 million and $2.4 million, respectively, on its trading securities portfolio.

Gross unrealized losses on mortgage-backed securities and other debt securities available-for-sale, and the estimated fair value of the related securities, aggregated by security category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2023 and December 31, 2022, were as follows (in thousands):

	June 30, 2023
	Less than 12 months		12 months or more		Total
	Unrealized	Estimated	Unrealized	Estimated	Unrealized	Estimated
	losses	fair value	losses	fair value	losses	fair value
U.S. Government agency securities	$—	$—	$(3,872)	$72,086	$(3,872)	$72,086
Mortgage-backed securities:
Pass-through certificates:
GSE	(269)	8,034	(38,398)	370,503	(38,667)	378,537
REMICs:
GSE	—	—	(15,120)	236,046	(15,120)	236,046
Other debt securities:
Corporate bonds	(735)	3,265	(4,516)	112,301	(5,251)	115,566
Total	$(1,004)	$11,299	$(61,906)	$790,936	$(62,910)	$802,235

	December 31, 2022
	Less than 12 months		12 months or more		Total
	Unrealized	Estimated	Unrealized	Estimated	Unrealized	Estimated
	losses	fair value	losses	fair value	losses	fair value
U.S. Government agency securities	$(3,942)	$71,058	$(132)	$1,018	$(4,074)	$72,076
Mortgage-backed securities:
Pass-through certificates:
GSE	(8,112)	142,605	(32,234)	289,890	(40,346)	432,495
REMICs:
GSE	(8,303)	180,612	(7,843)	84,112	(16,146)	264,724
Other debt securities:
Corporate bonds	(842)	35,778	(6,029)	129,174	(6,871)	164,952
Total	$(21,199)	$430,053	$(46,238)	$504,194	$(67,437)	$934,247

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)
The Company held 102 pass-through mortgage-backed securities issued or guaranteed by GSEs, 81 REMIC mortgage-backed securities issued or guaranteed by GSEs, 19 corporate bonds, and five U.S. Government agency securities that were in a continuous unrealized loss position of twelve months or greater at June 30, 2023. There were 21 pass-through mortgage-backed securities issued or guaranteed by GSEs and one corporate bond that were in an unrealized loss position of less than twelve months at June 30, 2023. All securities referred to above were rated investment grade at June 30, 2023.

Available for sale debt securities in unrealized loss positions are evaluated for impairment related to credit losses on a quarterly basis. In performing an assessment of whether any decline in fair value is due to a credit loss, the Company considers the extent to which the fair value is less than the amortized cost, changes in credit ratings, any adverse economic conditions, as well as all relevant information at the individual security level such as credit deterioration of the issuer or collateral underlying the security. In assessing the impairment, the Company compares the present value of cash flows expected to be collected with the amortized cost basis of the security. If it is determined that the decline in fair value was due to credit losses, an allowance for credit losses is recorded, limited to the amount the fair value is less than amortized cost basis. The Company did not recognize any allowance for credit losses on its available-for-sale debt securities as of June 30, 2023 or December 31, 2022.

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

The Company has made the accounting policy election to exclude accrued interest receivable on available-for-sale securities from the estimate of credit losses. Accrued interest receivable associated with debt securities available-for-sale totaled $2.5 million and $2.8 million, at June 30, 2023 and December 31, 2022, respectively, and was reported in accrued interest receivable on the consolidated balance sheets.

Note 3 – Debt Securities Held-to-Maturity

The following is a summary of mortgage-backed securities held-to-maturity at June 30, 2023 and December 31, 2022 (in thousands):

	June 30, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Mortgage-backed securities:
Pass-through certificates:
GSE	$10,316	$83	$(453)	$9,946
Total securities held-to-maturity	$10,316	$83	$(453)	$9,946

	December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Mortgage-backed securities:
Pass-through certificates:
GSE	$10,760	$90	$(461)	$10,389
Total securities held-to-maturity	$10,760	$90	$(461)	$10,389

Contractual maturities for mortgage-backed securities are not presented, as expected maturities on mortgage-backed securities may differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without penalties. There were no sales of held-to-maturity securities for the six months ended June 30, 2023 or June 30, 2022.

At June 30, 2023 and December 31, 2022, debt securities held-to-maturity with a carrying value of $10.3 million and $2.0 million, respectively, were pledged to secure borrowings and deposits.

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

Gross unrealized losses on mortgage-backed securities held-to-maturity, and the estimated fair value of the related securities, aggregated by security category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2023 and December 31, 2022 were as follows (in thousands):

	June 30, 2023
	Less than 12 months		12 months or more		Total
	Unrealized	Estimated	Unrealized	Estimated	Unrealized	Estimated
	losses	fair value	losses	fair value	losses	fair value
Mortgage-backed securities:
Pass-through certificates:
GSE	$(86)	$3,253	$(367)	$3,768	$(453)	$7,021
Total	$(86)	$3,253	$(367)	$3,768	$(453)	$7,021

	December 31, 2022
	Less than 12 months		12 months or more		Total
	Unrealized	Estimated	Unrealized	Estimated	Unrealized	Estimated
	losses	fair value	losses	fair value	losses	fair value
Mortgage-backed securities:
Pass-through certificates:
GSE	$(461)	$7,433	$—	$—	$(461)	$7,433
Total	$(461)	$7,433	$—	$—	$(461)	$7,433

The Company held six pass-through mortgage-backed debt securities held-to-maturity issued or guaranteed by GSEs that were in a continuous unrealized loss position of twelve months or greater at June 30, 2023. The Company held three pass-through mortgage-backed debt securities held-to-maturity issued or guaranteed by GSEs that were in an unrealized loss position of less than twelve months at June 30, 2023.

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

The Company has made the accounting policy election to exclude accrued interest receivable on held-to-maturity securities from the estimate of credit losses. Accrued interest receivable associated with held-to-maturity securities totaling $37,000 and $39,000, at June 30, 2023 and December 31, 2022, respectively, was reported in accrued interest receivable on the consolidated balance sheets.

Note 4 – Equity Securities

Equity securities totaled $10.7 million and $10.4 million at June 30, 2023 and December 31, 2022, respect. Equity securities consisted of money market mutual funds recorded at fair value of $653,000 and $361,000 at June 30, 2023 and December 31, 2022, respectively, and an investment in a private SBA loan fund (the “SBA Loan Fund”) recorded at net asset value of $10.0 million and $10.1 million at June 30, 2023 and December 31, 2022, respectively. As the SBA Loan Fund operates as a private fund, its shares are not publicly traded and, therefore, have no readily determinable market value. The SBA Loan Fund was recorded at net asset value as a practical expedient for reporting fair value.

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)
Note 5 – Loans

The following table summarizes the Company’s loans held-for-investment (in thousands):

	June 30,	December 31,
	2023	2022
Real estate loans:
Multifamily	$2,814,809	$2,824,579
Commercial mortgage	942,980	899,249
One-to-four family residential mortgage	170,767	173,946
Home equity and lines of credit	158,517	152,555
Construction and land	29,444	24,932
Total real estate loans	4,116,517	4,075,261
Commercial and industrial loans (1)	143,314	154,700
Other loans	2,663	2,230
Total commercial and industrial and other loans	145,977	156,930
Loans held-for-investment (excluding purchased credit-deteriorated (“PCD”) loans)	4,262,494	4,232,191
PCD loans	11,548	11,502
Total loans held-for-investment	4,274,042	4,243,693
Allowance for credit losses	(41,154)	(42,617)
Net loans held-for-investment	$4,232,888	$4,201,076

(1) Included in commercial and industrial loans at June 30, 2023 and December 31, 2022 are Payment Protection Program ("PPP") loans totaling $366,000 and $5.1 million, respectively.

The Company had $977,000 of loans held-for-sale at June 30, 2023 and no loans held-for-sale at December 31, 2022.

In addition to originating loans, the Company may acquire loans through portfolio purchases or acquisitions of other companies. Purchased loans that have evidence of more than insignificant credit deterioration since origination are deemed PCD loans. For PCD loans, each loan pool is accounted for as a single asset with a single composite interest rate and an aggregate expectation of cash flows. PCD loans totaled $11.5 million at both June 30, 2023 and December 31, 2022. The majority of the PCD loan balance is attributable to those loans acquired as part of a Federal Deposit Insurance Corporation-assisted transaction. At June 30, 2023, PCD loans consisted of approximately 10% home equity loans, 31% commercial real estate loans, 52% commercial and industrial loans, and 7% in one-to-four family residential loans. At December 31, 2022, PCD loans consisted of approximately 9% one-to-four family residential loans, 28% commercial real estate loans, 53% commercial and industrial loans, and 10% in home equity loans.

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

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

The following table presents the Company’s loans held-for-investment and current period gross charge-offs, excluding PCD loans, by loan class, credit risk ratings and year of origination, at June 30, 2023 (in thousands):

	June 30, 2023
	2023	2022	2021	2020	2019	Prior	Revolving Loans	Total
Real Estate:
Multifamily
Pass	$75,847	$626,142	$659,433	$474,042	$252,353	$716,825	$562	$2,805,204
Special mention	—	—	—	—	—	334	—	334
Substandard	—	—	—	—	—	9,271	—	9,271
Total multifamily	75,847	626,142	659,433	474,042	252,353	726,430	562	2,814,809
Commercial
Pass	82,595	211,238	156,830	67,219	89,326	318,992	1,849	928,049
Special mention	—	—	—	—	—	733	—	733
Substandard	—	2,864	—	—	—	11,034	300	14,198
Total commercial	82,595	214,102	156,830	67,219	89,326	330,759	2,149	942,980
One-to-four family residential
Pass	6,252	28,705	12,190	8,508	9,595	102,168	953	168,371
Special mention	—	—	—	—	—	1,670	—	1,670
Substandard	—	—	—	—	—	726	—	726
Total one-to-four family residential	6,252	28,705	12,190	8,508	9,595	104,564	953	170,767
Home equity and lines of credit
Pass	11,552	34,476	16,134	7,955	5,657	14,831	67,576	158,181
Special mention	—	—	—	—	—	69	—	69
Substandard	—	—	24	—	91	152	—	267
Total home equity and lines of credit	11,552	34,476	16,158	7,955	5,748	15,052	67,576	158,517
Construction and land
Pass	459	7,217	1,425	8,994	1,234	7,464	2,651	29,444
Total construction and land	459	7,217	1,425	8,994	1,234	7,464	2,651	29,444
Total real estate loans	176,705	910,642	846,036	566,718	358,256	1,184,269	73,891	4,116,517
Commercial and industrial
Pass	4,195	25,703	17,345	2,841	3,230	8,502	65,291	127,107
Special mention	—	—	—	44	—	107	250	401
Substandard	—	1,029	427	116	87	274	13,873	15,806
Total commercial and industrial	4,195	26,732	17,772	3,001	3,317	8,883	79,414	143,314
Current period gross charge-offs	—	1,591	707	—	—	113	—	2,411
Other
Pass	2,497	—	—	97	—	17	42	2,653
Substandard	—	—	—	—	—	—	10	10
Total other	2,497	—	—	97	—	17	52	2,663
Total loans held-for-investment	$183,397	$937,374	$863,808	$569,816	$361,573	$1,193,169	$153,357	$4,262,494
Total current-period gross charge-offs	$—	$1,591	$707	$—	$—	$113	$—	$2,411

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

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

Past Due and Non-Accrual Loans

Included in loans receivable held-for-investment are loans for which the accrual of interest income has been discontinued due to deterioration in the financial condition of the borrowers. The recorded investment of these non-accrual loans was $10.1 million and $9.8 million at June 30, 2023 and December 31, 2022, respectively. Generally, originated loans are placed on non-accrual status when they become 90 days or more delinquent, or sooner if considered appropriate by management, and remain on non-accrual status until they are brought current, have six consecutive months of performance under the loan terms, and factors indicating reasonable doubt about the timely collection of payments no longer exist. Therefore, loans may be current in accordance with their loan terms, or may be less than 90 days delinquent and still be on a non-accruing status.

When an individual loan no longer demonstrates the similar credit risk characteristics as other loans within its current segment, the Company evaluates each for expected credit losses on an individual basis. All non-accrual loans $500,000 and above and all loans designated as TDRs prior to the adoption of ASU 2022-02 are individually evaluated. The non-accrual amounts included in loans individually evaluated for impairment were $5.1 million and $5.2 million at June 30, 2023, and December 31, 2022, respectively. Loans on non-accrual status with principal balances less than $500,000, and therefore not meeting the Company's definition of an impaired loan, amounted to $5.0 million at June 30, 2023, and $4.6 million at December 31, 2022. Loans past due 90 days or more and still accruing interest were $224,000 and $425,000 at June 30, 2023 and December 31, 2022, respectively, and consisted of loans that are well-secured and in the process of collection.

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)
The following tables set forth the detail, and delinquency status, of non-performing loans (non-accrual loans and loans past due 90 days or more and still accruing), net of deferred fees and costs, at June 30, 2023, and December 31, 2022, excluding PCD loans (in thousands):

	June 30, 2023
	Total Non-Performing Loans
	Non-Accruing Loans
	Current	30-89 Days Past Due	90 Days or More Past Due	Total	90 Days or More Past Due and Accruing	Total Non-Performing Loans
Loans held-for-investment:
Real estate loans:
Multifamily
Substandard	$2,257	$—	$966	$3,223	$218	$3,441
Total multifamily	2,257	—	966	3,223	218	3,441
Commercial
Substandard	2,886	171	2,336	5,393	—	5,393
Total commercial	2,886	171	2,336	5,393	—	5,393
One-to-four family residential
Substandard	82	—	27	109	6	115
Total one-to-four family residential	82	—	27	109	6	115
Home equity and lines of credit
Substandard	—	—	100	100	—	100
Total home equity and lines of credit	—	—	100	100	—	100
Total real estate	5,225	171	3,429	8,825	224	9,049
Commercial and industrial loans
Substandard	90	—	1,185	1,275	—	1,275
Total commercial and industrial loans	90	—	1,185	1,275	—	1,275
Other loans
Substandard	—	—	10	10	—	10
Total other	—	—	10	10	—	10
Total non-performing loans	$5,315	$171	$4,624	$10,110	$224	$10,334

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

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)
The following tables set forth the detail and delinquency status of loans held-for-investment, excluding PCD loans, net of deferred fees and costs, at June 30, 2023, and December 31, 2022 (in thousands):

	June 30, 2023
		Past Due Loans
	30-89 Days Past Due	90 Days or More Past Due	90 Days or More Past Due and Accruing	Total Past Due	Current	Total Loans Receivable, net
Loans held-for-investment:
Real estate loans:
Multifamily
Pass	$—	$—	$—	$—	$2,805,204	$2,805,204
Special mention	—	—	—	—	334	334
Substandard	—	966	218	1,184	8,087	9,271
Total multifamily	—	966	218	1,184	2,813,625	2,814,809
Commercial
Pass	185	—	—	185	927,864	928,049
Special mention	—	—	—	—	733	733
Substandard	789	2,336	—	3,125	11,073	14,198
Total commercial	974	2,336	—	3,310	939,670	942,980
One-to-four family residential
Pass	365	—	—	365	168,006	168,371
Special mention	67	—	—	67	1,603	1,670
Substandard	135	27	6	168	558	726
Total one-to-four family residential	567	27	6	600	170,167	170,767
Home equity and lines of credit
Pass	165	—	—	165	158,016	158,181
Special mention	—	—	—	—	69	69
Substandard	91	100	—	191	76	267
Total home equity and lines of credit	256	100	—	356	158,161	158,517
Construction and land
Pass	—	—	—	—	29,444	29,444
Total construction and land	—	—	—	—	29,444	29,444
Total real estate	1,797	3,429	224	5,450	4,111,067	4,116,517
Commercial and industrial
Pass	2,036	—	—	2,036	125,071	127,107
Special mention	44	—	—	44	357	401
Substandard	372	1,185	—	1,557	14,249	15,806
Total commercial and industrial	2,452	1,185	—	3,637	139,677	143,314
Other loans
Pass	—	—	—	—	2,653	2,653
Substandard	—	10	—	10	—	10
Total other loans	—	10	—	10	2,653	2,663
Total loans held-for-investment	$4,249	$4,624	$224	$9,097	$4,253,397	$4,262,494

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

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)
The following tables summarize information on non-accrual loans, excluding PCD loans, as of June 30, 2023 and December 31, 2022 (in thousands):

	June 30, 2023
	Recorded Investment	Unpaid Principal Balance	With No Related Allowance
Real estate loans:
Multifamily	$3,223	$3,510	$2,042
Commercial	5,393	5,848	3,031
One-to-four family residential	109	109	—
Home equity and lines of credit	100	349	—
Commercial and industrial	1,275	2,511	69
Other	10	9	—
Total non-accrual loans	$10,110	$12,336	$5,142

	December 31, 2022
	Recorded Investment	Unpaid Principal Balance	With No Related Allowance
Real estate loans:
Multifamily	$3,285	$3,294	$2,050
Commercial	5,184	5,639	3,069
One-to-four family residential	118	118	—
Home equity and lines of credit	262	512	—
Commercial and industrial	964	1,288	67
Total non-accrual loans	$9,813	$10,851	$5,186

The following table summarizes interest income on non-accrual loans, excluding PCD loans, during the three and six months ended June 30, 2023 and June 30, 2022 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Real estate loans:
Multifamily	$56	$24	$103	$48
Commercial	74	70	120	82
One-to-four family residential	1	7	5	10
Home equity and lines of credit	1	11	1	11
Commercial and industrial	28	7	29	8
Total interest income on non-accrual loans	$160	$119	$258	$159

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)
Collateral-Dependent Loans

Loans for which the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral are considered to be collateral-dependent loans. Collateral can have a significant financial effect in mitigating exposure to credit risk and, where there is sufficient collateral, an allowance for credit losses is not recognized or is minimal. For collateral-dependent loans, the allowance for credit losses is individually assessed based on the fair value of the collateral less estimated costs of sale. The Company's collateral-dependent loans are secured by real estate. Collateral values are generally based on appraisals which are adjusted for changes in market indices. As of June 30, 2023 and December 31, 2022, the Company had $7.2 million and $7.4 million of collateral-dependent impaired loans, respectively. The collateral-dependent loans at June 30, 2023 consisted of $4.8 million of commercial real estate loans, $2.0 million of multifamily loans, and $314,000 of one-to-four family residential loans. For the six months ended June 30, 2023, there was no significant deterioration or changes in the collateral securing these loans.

Loan Modifications Made to Borrowers Experiencing Financial Difficulty

Effective January 1, 2023, the Company adopted ASU 2022-02, which eliminated the accounting for TDRs while expanding loan modification and vintage disclosure requirements. See Note 1 to the consolidated financial statements for further information.

The following table presents the amortized cost basis at June 30, 2023 of loan modifications made to borrowers experiencing financial difficulty that were restructured during the three and six months ended June 30, 2023 by type of modification (dollars in thousands):

	Three and Six Months Ended June 30, 2023
	Payment Delay	Payment Delay and Interest Rate Reduction	Payment Delay, Term Extension, and Interest Rate Reductions	Total	Percent of Total Class
Commercial mortgage	$65	$—	$—	$65	0.01%
Commercial and industrial	—	210	325	535	0.37%
Total loans	$65	$210	$325	$600	0.06%

The following table presents the financial effect of loan modifications made to borrowers experiencing financial difficulty during the three and six months ended June 30, 2023 (in thousands):

	Three and Six Months Ended June 30, 2023
	Weighted-Average Term Extension (in months)	Weighted-Average Interest Rate Reduction
Commercial and industrial	32	(4.65)%
No modifications involved forgiveness of principal. There were no commitments to lend additional funds to borrowers experiencing financial difficulty whose terms have been restructured at June 30, 2023.
For restructured loans, a subsequent payment default is defined in terms of delinquency, when a principal or interest payment is 90 days past due or classified into non-accrual status during the reporting period. Of the loans restructured during the three and six months ended June 30, 2023 (since adoption of ASU 2022-02), there were no subsequent defaults as of June 30, 2023.

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

The following table presents the aging analysis of loan modifications made to borrowers experiencing financial difficulty during the three and six months ended June 30, 2023 (in thousands):

	June 30, 2023
	Current	30-89 Days Past Due	90 Days or More Past Due	Non-Accrual	Total
Commercial mortgage	$—	$65	$—	$—	$65
Commercial and industrial	459	76	—	—	535
Total loans	$459	$141	$—	$—	$600

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

There were no loans modified as a TDR during the three or six months ended June 30, 2022.
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

At June 30, 2022, there were no restructured TDRs during the preceding twelve months that subsequently defaulted.

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

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)
Allowance for Individually Evaluated Loans

The Company measures specific reserves for individual loans that do not share common risk characteristics with other loans, consisting of all loans previously modified as TDR's and non-accrual loans with an outstanding balance of $500,000 or greater. Loans individually evaluated for impairment are assessed to determine whether the loan’s carrying value is not in excess of the estimated fair value of the collateral less cost to sell, if the loan is collateral-dependent, or the present value of the expected future cash flows, if the loan is not collateral-dependent. Management performs an evaluation of each impaired loan and generally obtains updated appraisals as part of the evaluation. In addition, management adjusts estimated fair values down to appropriately consider recent market conditions, our willingness to accept a lower sales price to effect a quick sale, and costs to dispose of any supporting collateral. Determining the estimated fair value of underlying collateral (and related costs to sell) can be difficult in illiquid real estate markets and is subject to significant assumptions and estimates. Management employs an independent third-party management firm that specializes in appraisal preparation and review to ascertain the reasonableness of updated appraisals. Projecting the expected cash flows for modified loans which are not collateral-dependent is inherently subjective and requires, among other things, an evaluation of the borrower’s current and projected financial condition. Actual results may be significantly different than our projections and our established allowance for credit losses on these loans, which could have a material effect on our financial results. Individually impaired loans that have no impairment losses are not considered for collective allowances described earlier. At June 30, 2023 and December 31, 2022, the ACL for loans individually evaluated for impairment was $44,900 and $38,200, respectively.

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

The table below summarizes the allowance for credit losses for off-balance sheet credit exposures as of, and for the three and six months ended June 30, 2023, and June 30, 2022 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Balance at beginning of period	$902	$2,131	$791	$1,852
Provision for credit losses	(661)	349	(550)	628
Balance at end of period	$241	$2,480	$241	$2,480

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)
The following tables set forth activity in our allowance for credit losses on loans, by loan type, as of, and for the three and six months ended June 30, 2023, and June 30, 2022 (in thousands):

	Three Months Ended June 30, 2023
	Real Estate
	Commercial (1)	One-to-Four Family	Home Equity and Lines of Credit	Construction and Land	Commercial and Industrial	Other	Total Loans (excluding PCD)	PCD	Total
Allowance for credit losses:
Beginning balance	$28,030	$3,587	$1,398	$286	$4,366	$7	$37,674	$3,762	$41,436
Charge-offs	—	—	—	—	(355)	—	(355)	—	(355)
Recoveries	29	—	1	—	13	—	43	—	43
Provisions (credit)	(3,326)	227	(121)	15	3,271	—	66	(36)	30
Ending balance	$24,733	$3,814	$1,278	$301	$7,295	$7	$37,428	$3,726	$41,154

	Three Months Ended June 30, 2022
	Real Estate
	Commercial (1)	One-to-Four Family	Home Equity and Lines of Credit	Construction and Land	Commercial and Industrial	Other	Total Loans (excluding PCD)	PCD	Total
Allowance for credit losses:
Beginning balance	27,247	3,589	679	166	2,954	9	34,644	4,630	39,274
Charge-offs	—	—	—	—	—	—	—	(525)	(525)
Recoveries	19	—	—	—	114	—	133	—	133
Provisions (credit)	799	(584)	123	119	(363)	2	96	53	149
Ending balance	$28,065	$3,005	$802	$285	$2,705	$11	$34,873	$4,158	$39,031

(1) Commercial includes commercial real estate loans collateralized by owner-occupied, non-owner occupied, and multifamily properties.

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

	Six Months Ended June 30, 2023
	Real Estate
	Commercial (1)	One-to-Four Family	Home Equity and Lines of Credit	Construction and Land	Commercial and Industrial	Other	Total Loans (excluding PCD)	PCD	Total
Allowance for credit losses:
Beginning balance	$29,485	$3,936	$866	$324	$4,114	$9	$38,734	$3,883	$42,617
Charge-offs	—	—	—	—	(2,411)	—	(2,411)	(8)	(2,419)
Recoveries	34	—	1	—	27	—	62	—	62
Provisions (credit)	(4,786)	(122)	411	(23)	5,565	(2)	1,043	(149)	894
Ending balance	$24,733	$3,814	$1,278	$301	$7,295	$7	$37,428	$3,726	$41,154

	Six Months Ended June 30, 2022
	Real Estate
	Commercial (1)	One-to-Four Family	Home Equity and Lines of Credit	Construction and Land	Commercial and Industrial	Other	Total Loans (excluding PCD)	PCD	Total
Allowance for credit losses:
Beginning balance	$26,785	$3,545	$560	$169	$3,173	$9	$34,241	$4,732	$38,973
Charge-offs	—	—	—	—	(185)	—	(185)	(525)	(710)
Recoveries	97	—	—	—	119	—	216	—	216
Provisions (credit)	1,183	(540)	242	116	(402)	2	601	(49)	552
Ending balance	$28,065	$3,005	$802	$285	$2,705	$11	$34,873	$4,158	$39,031

(1) Commercial includes commercial real estate loans collateralized by owner-occupied, non-owner occupied, and multifamily properties.

The allowance for credit losses on loans decreased to $41.2 million at June 30, 2023, compared to $42.6 million as of December 31, 2022, primarily due to minimal loan growth and a decrease in reserves related to non-economic qualitative loss factors in the multifamily and commercial real estate portfolios, partially offset by a worsening macroeconomic outlook and an increase in reserves for commercial and industrial loans, primarily due to a $13.8 million loan that is current and collateralized by receivables and business assets being downgraded to substandard.

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)
The following tables detail the amount of loans receivable held-for-investment, net of deferred loan fees and costs, that are evaluated, individually and collectively, for impairment, and the related portion of the allowance for credit losses that is allocated to each loan portfolio segment, at June 30, 2023 and December 31, 2022 (in thousands):

	June 30, 2023
	Real Estate
	Commercial (1)	One-to-Four Family	Home Equity and Lines of Credit	Construction and Land	Commercial and Industrial	Other	Total Loans (excluding PCD)	PCD	Total
Allowance for credit losses:
Ending balance: individually evaluated for impairment	$24	$—	$3	$—	$18	$—	$45	$—	$45
Ending balance: collectively evaluated for impairment	24,709	3,814	1,275	301	7,277	7	37,383	—	37,383
Ending balance: PCD loans evaluated for impairment (2)	—	—	—	—	—	—	—	3,726	3,726
Loans, net:
Ending balance	$3,757,789	$170,767	$158,517	$29,444	$143,314	$2,663	$4,262,494	$11,548	$4,274,042
Ending balance: individually evaluated for impairment	7,916	636	25	—	89	—	8,666	—	8,666
Ending balance: collectively evaluated for impairment	3,749,873	170,131	158,492	29,444	142,859	2,663	4,253,462	—	4,253,462
Ending balance: PCD loans evaluated for impairment (2)	—	—	—	—	—	—	—	11,548	11,548
PPP loans not evaluated for impairment (3)	—	—	—	—	366	—	366	—	366

	December 31, 2022
	Real Estate
	Commercial (1)	One-to-Four Family	Home Equity and Lines of Credit	Construction and Land	Commercial and Industrial	Other	Total Loans (excluding PCD)	PCD	Total
Allowance for credit losses:
Ending balance: individually evaluated for impairment	$18	$—	$2	$—	$18	$—	$38	$—	$38
Ending balance: collectively evaluated for impairment	29,467	3,936	864	324	4,096	9	38,696	—	38,696
Ending balance: PCD loans evaluated for impairment (2)	—	—	—	—	—	—	—	3,883	3,883
Loans, net:
Ending balance	$3,723,828	$173,946	$152,555	$24,932	$154,700	$2,230	$4,232,191	$11,502	$4,243,693
Ending balance: individually evaluated for impairment	8,152	666	27	—	94	—	8,939	—	8,939
Ending balance: collectively evaluated for impairment	3,715,676	173,280	152,528	24,932	149,463	2,230	4,218,109	—	4,218,109
Ending balance: PCD loans evaluated for impairment (2)	—	—	—	—	—	—	—	11,502	11,502
PPP loans not evaluated for impairment (3)	—	—	—	—	5,143	—	5,143	—	5,143

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

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)
Note 7 – Deposits

Deposit account balances are summarized as follows (in thousands):

	June 30, 2023	December 31, 2022
Non-interest-bearing checking	$754,498	$852,660
Negotiable orders of withdrawal ("NOW") and interest-bearing checking	1,116,000	1,132,290
Savings and money market	1,239,673	1,425,247
Certificates of deposit	654,232	740,022
Total deposits	$3,764,403	$4,150,219

Interest expense on deposit accounts is summarized for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
NOW and interest-bearing checking, savings, and money market	$6,486	$599	$10,329	$1,170
Certificates of deposit	3,997	735	7,975	1,323
Total interest expense on deposit accounts	$10,483	$1,334	$18,304	$2,493

Note 8 – Subordinated Debt

On June 17, 2022, the Company issued $62.0 million in aggregate principal amount of fixed-to-floating subordinated notes (the “Notes”) to certain institutional investors. The Notes mature on June 30, 2032, unless redeemed earlier. The Notes initially bear interest, payable semi-annually in arrears, at a fixed rate of 5.00% per annum until June 30, 2027. Beginning June 30, 2027 and until maturity or redemption, the interest rate applicable to the outstanding principal amount of the Notes due will reset quarterly to an interest rate per annum equal to the then current three-month Secured Overnight Financing Rate plus 200 basis points, payable quarterly in arrears. The Company has the option to redeem the Notes, at par and in whole or in part, beginning on June 30, 2027 and to redeem the Notes at any time in whole upon certain other events. Any redemption of the Notes will be subject to prior regulatory approval to the extent required. Debt issuance costs totaled $1.1 million and are being amortized to maturity. The Company recognized amortization expense of $56,000 and $112,000 for the three and six months ended June 30, 2023, respectively. The Company intends to use the net proceeds from the issuance of the Notes for general corporate purposes, including to fund potential repurchases of shares of the Company’s outstanding common stock.

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)
Note 9 – Equity Incentive Plans

The following table is a summary of the Company’s stock options outstanding as of June 30, 2023, and changes therein during the six months then ended.

	Number of Stock Options	Weighted Average Grant Date Fair Value	Weighted Average Exercise Price	Weighted Average Contractual Life (years)
Outstanding - December 31, 2022	1,582,826	$4.03	$14.04	2.01
Forfeited	(10,900)	3.98	13.80	—
Exercised	(7,600)	3.91	13.13	—
Outstanding - June 30, 2023	1,564,326	4.03	14.05	1.51
Exercisable - June 30, 2023	1,564,326	4.03	14.05	1.51
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

The following is a summary of the status of the Company’s restricted stock awards and performance-based restricted stock units at June 30, 2023, and changes therein during the six months then ended.

	Number of Shares Awarded	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2022	321,501	$14.66
Granted	192,249	14.37
Incremental performance-based restricted stock units earned	10,353	—
Vested	(124,586)	15.27
Forfeited	(35,157)	14.33
Non-vested at June 30, 2023	364,360	14.36

Expected future stock award expense related to the non-vested restricted share awards and performance-based restricted stock units as of June 30, 2023, was $4.3 million over a weighted average period of 2.1 years.
During the three months ended June 30, 2023 and June 30, 2022, the Company recorded $507,000 and $449,000, respectively, of stock-based compensation related to the above plan. During the six months ended June 30, 2023 and June 30, 2022, the Company recorded $1.2 million and $845,000, respectively, of stock-based compensation related to the above plan.

Note 10 – Fair Value Measurements
The following tables present the assets reported on the consolidated balance sheets at their estimated fair value as of June 30, 2023, and December 31, 2022, by level within the fair value hierarchy as required by the Fair Value Measurements and Disclosures Topic of the FASB ASC. Financial assets and liabilities are classified in their entirety based on the level of input that is significant to the fair value measurement. The fair value hierarchy is as follows:

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

The methods of determining the fair value of assets and liabilities presented in this note are consistent with our methodologies disclosed in Note 17 to the Consolidated Financial Statements of the Company’s 2022 Annual Report on Form 10-K.

	Fair Value Measurements at June 30, 2023 Using:
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Measured on a recurring basis:
Assets:
Investment securities:
Debt securities available-for-sale:
U.S. Government agency	$72,086	$—	$72,086	$—
Mortgage-backed securities:
Pass-through certificates:
GSE	378,559	—	378,559	—
REMICs:
GSE	236,046	—	236,046	—
	614,605	—	614,605	—
Other debt securities:
Corporate bonds	115,566	—	115,566	—
	115,566	—	115,566	—
Total debt securities available-for-sale	802,257	—	802,257	—
Trading securities	11,731	11,731	—	—
Equity securities (1)	653	653	—	—
Total	$814,641	$12,384	$802,257	$—
Measured on a non-recurring basis:
Assets:
Loans individually evaluated for impairment:
Real estate loans:
Commercial real estate	$2,460	$—	$—	$2,460
Multifamily	1,923	—	—	1,923
Home equity and lines of credit	22	—	—	22
Total individually evaluated real estate loans	4,405	—	—	4,405
Commercial and industrial loans	61	—	—	61
Total	$4,466	$—	$—	$4,466

(1) Excludes investment measured at net asset value of $10.0 million at June 30, 2023, which has not been classified in the fair value hierarchy.

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
The following table presents qualitative information for Level 3 assets measured at fair value on a non-recurring basis at June 30, 2023 and December 31, 2022 (dollars in thousands):

	Fair Value		Valuation Methodology	Unobservable Inputs	Range of Inputs
	June 30, 2023	December 31, 2022			June 30, 2023	December 31, 2022
Individually evaluated loans	$4,466	$4,640	Appraisals	Discount for costs to sell	7.0%	7.0%
				Discount for quick sale	10.0%	10.0%
			Discounted cash flows	Interest rates	4.88% to 7.50%	4.88% to 7.50%

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)
The valuation techniques described below were used to measure fair value of financial instruments in the tables below on a recurring basis and a non-recurring basis at June 30, 2023, and December 31, 2022.
Debt Securities Available for Sale: The estimated fair values for mortgage-backed securities, corporate, and other debt securities are obtained from an independent nationally recognized third-party pricing service. The estimated fair values are derived primarily from cash flow models, which include assumptions for interest rates, credit losses, and prepayment speeds. Broker/dealer quotes are utilized as well, when such quotes are available and deemed representative of the market. The significant inputs utilized in the cash flow models are based on market data obtained from sources independent of the Company (Observable Inputs), and are therefore classified as Level 2 within the fair value hierarchy. There were no transfers of securities between Level 1 and Level 2 during the six months ended June 30, 2023 or June 30, 2022.
Trading Securities: Fair values are derived from quoted market prices in active markets. The assets consist of publicly traded mutual funds.

Equity Securities: Fair values of equity securities consisting of publicly traded mutual funds are derived from quoted market prices in active markets.

Loans Individually Evaluated for Impairment: At June 30, 2023 and December 31, 2022, the Company had loans individually evaluated for impairment (excluding PCD loans) with outstanding principal balances of $6.2 million and $6.7 million, respectively, which were recorded at their estimated fair value of $4.5 million and $4.6 million, respectively. The Company recorded net increases in the specific reserve for impaired loans of $7,000 and $6,000 for the six months ended June 30, 2023 and June 30, 2022, respectively. Net charge-offs of $2.4 million and $494,000 were recorded for the six months ended June 30, 2023 and June 30, 2022, respectively, utilizing Level 3 inputs. For purposes of estimating the fair value of impaired loans, management utilizes independent appraisals, if the loan is collateral-dependent, adjusted downward by management, as necessary, for changes in relevant valuation factors subsequent to the appraisal date, or the present value of expected future cash flows for non-collateral dependent loans and TDRs.

Other Real Estate Owned: At June 30, 2023 and December 31, 2022, the Company had no assets acquired through foreclosure.

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

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)
The estimated fair values of the Company’s significant financial instruments at June 30, 2023 and December 31, 2022, are presented in the following tables (in thousands):

	June 30, 2023
		Estimated Fair Value
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$89,127	$89,127	$—	$—	$89,127
Trading securities	11,731	11,731	—	—	11,731
Debt securities available-for-sale	802,257	—	802,257	—	802,257
Debt securities held-to-maturity	10,316	—	9,946	—	9,946
Equity securities (1)	653	653	—	—	653
FHLBNY stock, at cost	40,376	—	40,376	—	40,376
Net loans held-for-investment	4,232,888	—	—	4,044,104	4,044,104
Derivative assets	5,334	—	5,334	—	5,334
Financial liabilities:
Deposits	$3,764,403	$—	$3,765,299	$—	$3,765,299
FHLB advances and other borrowings (including securities sold under agreements to repurchase)	923,535	—	897,657	—	897,657
Subordinated debentures, net of issuance costs	61,108	—	51,788	—	51,788
Advance payments by borrowers for taxes and insurance	29,117	—	29,117	—	29,117
Derivative liabilities	5,335	—	5,335	—	5,335

(1) Excludes investment measured at net asset value of $10.0 million at June 30, 2023, which has not been classified in the fair value hierarchy.

	December 31, 2022
		Estimated Fair Value
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$45,799	$45,799	$—	$—	$45,799
Trading securities	10,751	10,751	—	—	10,751
Debt securities available-for-sale	952,173	—	952,173	—	952,173
Debt securities held-to-maturity	10,760	—	10,389	—	10,389
Equity securities (1)	361	361	—	—	361
FHLBNY stock, at cost	30,382	—	30,382	—	30,382
Net loans held-for-investment	4,201,076	—	—	4,016,849	4,016,849
Derivative assets	5,321	—	5,321	—	5,321
Financial liabilities:
Deposits	$4,150,219	$—	$4,148,938	$—	$4,148,938
FHLB advances and other borrowings (including securities sold under agreements to repurchase)	583,859	—	564,588	—	564,588
Subordinated debentures, net of issuance costs	60,996		54,393		54,393
Advance payments by borrowers for taxes and insurance	25,995	—	25,995	—	25,995
Derivative liabilities	5,321	—	5,321	—	5,321

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

The following is a summary of the Company’s earnings per share calculations and reconciliation of basic to diluted earnings per share for the periods indicated (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income available to common stockholders	$9,559	$15,874	$21,266	$30,001

Weighted average shares outstanding-basic	43,914,110	46,591,723	44,346,881	46,708,716
Effect of non-vested restricted stock and stock, performance-based restricted stock units and options outstanding	38,829	46,390	91,752	161,717
Weighted average shares outstanding-diluted	43,952,939	46,638,113	44,438,633	46,870,433
Earnings per share-basic	$0.22	$0.34	$0.48	$0.64
Earnings per share-diluted	$0.22	$0.34	$0.48	$0.64
Anti-dilutive shares	1,849,258	1,922,988	1,384,805	1,098,229

Note 12 – Leases

The Company’s leases primarily relate to real estate property for branches and office space with terms extending from six months up to 32.0 years. At June 30, 2023, all of the Company's leases are classified as operating leases, which are required to be recognized on the consolidated balance sheets as a right-of-use asset and a corresponding lease liability.

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

At June 30, 2023, the Company’s operating lease right-of-use assets and operating lease liabilities included on the consolidated balance sheet were $32.0 million and $37.3 million, respectively. At December 31, 2022, the Company’s operating lease right-of-use assets and operating lease liabilities included on the consolidated balance sheet were $34.3 million and $39.8 million, respectively. Operating lease expense is recognized on a straight-line basis over the lease term, while variable lease payments are recognized as incurred. Variable lease payments include common area maintenance charges, real estate taxes, repairs and maintenance costs and utilities. Operating and variable lease expenses are recorded in occupancy expense on the consolidated statements of comprehensive income.
Supplemental lease information at or for the three and six months ended June 30, 2023, and June 30, 2022 is as follows (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

Operating lease cost	$1,504	$1,521	$3,011	$2,990
Variable lease cost	936	863	1,842	1,828
Net lease cost	$2,440	$2,384	$4,853	$4,818
Cash paid for amounts included in measurement of operating lease liabilities	$1,615	$1,597	$3,221	$3,161
Right-of-use assets obtained in exchange for new operating lease liabilities	$—	$4,983	$63	$4,983
Weighted average remaining lease term			11.14 years	11.37 years
Weighted average discount rate			3.56%	3.52%
The following table summarizes lease payment obligations for each of the next five years and thereafter in addition to a reconcilement to the Company's current lease liability (in thousands):

Year	Amount
2023	$3,263
2024	6,059
2025	5,718
2026	4,955
2027	3,995
Thereafter	22,705
Total lease payments	46,695
Less: imputed interest	(9,421)
Present value of lease liabilities	$37,274
As of June 30, 2023, the Company had entered into an additional operating lease that has not yet commenced related to a new branch expected to open in the fall of 2023. The lease has an initial term of 10 years with undiscounted cash payments of approximately $850,000 in total.

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
At June 30, 2023, the Company had eight interest rate swaps with a notional amount of $61.3 million. At December 31, 2022, the Company had seven interest rate swaps with a notional amount of $37.0 million. There was no fee income related to these swaps for the three months ended June 30, 2023. The Company recorded swap fee income of $231,000 for the six months ended June 30, 2023. There was no fee income related to these swaps for the three and six months ended June 30, 2022.

The table below presents the fair value of the derivatives as well as their location on the consolidated balance sheets (in thousands):

	Fair Value
Balance Sheet Location	June 30, 2023	December 31, 2022
Other assets	$5,334	$5,321
Other liabilities	5,335	5,321

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
•inflation and changes in the interest rate environment that reduce our margins and yields, or reduce the market value of our assets including the fair value of financial instruments;
•adverse changes in the securities or credit markets;
•changes in laws, tax policies, or government regulations or policies affecting financial institutions, changes in regulatory fees, assessments, and capital requirements;
•changes in the quality and/or composition of our loan and securities portfolios;
•our ability to manage our liquidity, including the size and composition of our deposit portfolio, including the percentage of uninsured deposits in the portfolio;
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
Net income was $21.3 million for the six months ended June 30, 2023, as compared to $30.0 million for the six months ended June 30, 2022. Basic and diluted earnings per common share were $0.48 for the six months ended June 30, 2023, compared to basic and diluted earnings per common share of $0.64 for the six months ended June 30, 2022. For the six months ended June 30, 2023, our return on average assets was 0.77%, as compared to 1.09% for the six months ended June 30, 2022. For the six months ended June 30, 2023, our return on average stockholders’ equity was 6.16% as compared to 8.37% for the six months ended June 30, 2022. Net earnings for the six months ended June 30, 2023, were down from the comparative prior year period primarily due to an increase in interest expense on deposits and other borrowed funds, offset in part by an increase in interest income on loans. Net earnings for the six months ended June 30, 2023. included severance expense of approximately $440,000.
Total assets decreased by $60.5 million, or 1.1%, to $5.54 billion at June 30, 2023, from $5.60 billion at December 31, 2022. Total liabilities decreased $45.7 million, or 0.9%, to $4.85 billion at June 30, 2023, from $4.90 billion at December 31, 2022.

Recent Developments
Bank failures earlier in the year led to uncertainty and volatility in the financial services industry. In response to these events, the Company took a series of precautionary measures, which included expanding and optimizing its funding and contingency funding sources; enhanced monitoring of deposit and funding flows; evaluated supplemental liquidity and capital resources; and curtailed loan originations. Refer to the “Liquidity and Capital Resources” section for further information regarding liquidity.
Comparison of Financial Condition at June 30, 2023 and December 31, 2022
Total assets decreased by $60.5 million, or 1.1%, to $5.54 billion at June 30, 2023, from $5.60 billion at December 31, 2022. The decrease was primarily due to a decrease in available-for-sale debt securities of $149.9 million, or 15.7%, partially offset by increases in cash and cash equivalents of $43.3 million, or 94.6%, loans receivable of $31.3 million, or 0.7%, Federal Home Loan Bank of New York (“FHLBNY”) stock of $10.0 million, or 32.9%, and other assets of $3.1 million, or 5.7%.

Cash and cash equivalents increased by $43.3 million, or 94.6%, to $89.1 million at June 30, 2023, from $45.8 million at December 31, 2022, primarily due to an increase in Federal Reserve Bank of New York (“FRB”) balances driven by excess cash from borrowings. Balances fluctuate based on the timing of receipt of security and loan repayments and the redeployment of cash into higher-yielding assets such as loans and securities, or the funding of deposit outflows or borrowing maturities. For the six months ended June 30, 2023, Management believed it was prudent to increase balance sheet liquidity given general market volatility and uncertainty.

The Company’s available-for-sale debt securities portfolio decreased by $149.9 million, or 15.7%, to $802.3 million at June 30, 2023, from $952.2 million at December 31, 2022. The decrease was primarily attributable to paydowns, maturities and calls. At June 30, 2023, $614.6 million of the portfolio consisted of residential mortgage-backed securities issued or guaranteed by Fannie Mae, Freddie Mac, or Ginnie Mae. In addition, the Company held $72.1 million in U.S. Government agency securities and $115.6 million in corporate bonds, all of which were considered investment grade at June 30, 2023. Unrealized losses, net of tax, on available-for-sale debt securities and held-to-maturity securities approximated $45.3 million and $326,000, respectively, at June 30, 2023, and $48.6 million and $332,000, respectively, at December 31, 2022. The effective duration of the securities portfolio at June 30, 2023 was 2.33 years.

Equity securities were $10.7 million at June 30, 2023 and $10.4 million at December 31, 2022. Equity securities are primarily comprised of an investment in a Small Business Administration Loan Fund. This investment is utilized by the Bank as part of its Community Reinvestment Act program.

As of June 30, 2023, our non-owner occupied commercial real estate loans (as defined by regulatory guidance) to total risk-based capital was approximately 469%. Management believes that Northfield Bank (the “Bank”) has implemented appropriate risk management practices including risk assessments, board-approved underwriting policies and related procedures, which include monitoring Bank portfolio performance, performing market analysis (economic and real estate), and stressing of the Bank’s commercial real estate portfolio under severe, adverse economic conditions. Although management believes the Bank has implemented appropriate policies and procedures to manage its commercial real estate concentration risk, the Bank’s regulators could require it to implement additional policies and procedures or could require it to maintain higher levels of regulatory capital, which might adversely affect its loan originations, the Company's ability to pay dividends, and overall profitability.

Loans held-for-investment, net, increased by $30.3 million, or 0.7%, to $4.27 billion at June 30, 2023 from $4.24 billion at December 31, 2022, primarily due to an increase in commercial real estate loans, partially offset by decreases in multifamily loans and commercial and industrial loans. The Company continues to focus on the credit needs of its customers, and to a lesser extent, the development of new business given the uncertain economic environment. Commercial real estate loans increased $43.7 million, or 4.9%, to $943.0 million at June 30, 2023 from $899.2 million at December 31, 2022, home equity loans increased $6.0 million, or 3.9%, to $158.5 million at June 30, 2023 from $152.6 million at December 31, 2022, and construction and land loans increased $4.5 million, or 18.1%, to $29.4 million at June 30, 2023 from $24.9 million at December 31, 2022. The increases were partially offset by decreases in multifamily loans of $9.8 million, or 0.3%, to $2.81 billion at June 30, 2023 from $2.82 billion at December 31, 2022, one-to-four family residential loans of $3.2 million, or 1.8%, to $170.8 million at June 30, 2023 from $173.9 million at December 31, 2022, and commercial and industrial loans of $11.4 million, or 7.4%, to $143.3 million at June 30, 2023 from $154.7 million at December 31, 2022.

At June 30, 2023, office-related loans represented $213.3 million, or approximately 5% of our total loan portfolio, with an average balance of $1.7 million (although we have originated these type of loans in amounts substantially greater than this average) and a weighted average loan-to-value ratio of 58%. Approximately 46% were owner-occupied. The geographic locations of the properties collateralizing our office-related loans are as follows: 53.2% in New York, 46.5% in New Jersey and 0.3% in Pennsylvania. At June 30, 2023, our largest office-related loan had a principal balance of $85.0 million (with a net active principal balance for the Bank of $28.3 million as we have a 33.3% participation interest), was secured by an office facility located in Staten Island, New York, and was performing in accordance with its original contractual terms.
Purchased credit-deteriorated (“PCD”) loans totaled $11.5 million at June 30, 2023 and December 31, 2022, respectively. The majority of the remaining PCD loan balance consists of loans acquired as part of a Federal Deposit Insurance Corporation-assisted transaction. The Company accreted interest income of $337,000 and $678,000 attributable to PCD loans for the three and six months ended June 30, 2023, respectively, as compared to $339,000 and $729,000 for the three and six months ended June 30, 2022, respectively. PCD loans had an allowance for credit losses of approximately $3.7 million at June 30, 2023.
FHLBNY stock increased by $10.0 million, or 32.9%, to $40.4 million at June 30, 2023, from $30.4 million at December 31, 2022. The increase in FHLBNY stock directly correlates with the increase in FHLB advances during the period.

Other assets increased $3.1 million, or 5.7%, to $57.5 million at June 30, 2023, from $54.4 million at December 31, 2022. The increase was primarily attributable to an increase in net deferred tax assets.

Total liabilities decreased $45.7 million, or 0.9%, to $4.85 billion at June 30, 2023, from $4.90 billion at December 31, 2022. The decrease was primarily attributable to a decrease in total deposits of $385.8 million, partially offset by an increase in FHLB advances and other borrowings of $339.7 million. The Company routinely utilizes brokered deposits and borrowed funds to manage interest rate risk, the cost of interest bearing liabilities, and funding needs related to loan originations and deposit activity.
Deposits decreased $385.8 million, or 9.3%, to $3.76 billion at June 30, 2023, as compared to $4.15 billion at December 31, 2022. Brokered deposits decreased by $218.6 million, or 56.0%. Deposits, excluding brokered deposits, decreased $167.2 million, or 4.4%. The decrease in deposits, excluding brokered deposits, was attributable to decreases of $114.5 million in transaction accounts and $198.6 million in money market accounts. These decreases were partially offset by increases of $132.8 million in time deposits and $13.0 million in savings accounts. Estimated uninsured deposits (excluding fully collateralized uninsured governmental deposits of $617.4 million) were approximately $827.8 million, or 22%, of total deposits as of June 30, 2023.

Borrowed funds increased to $984.6 million at June 30, 2023, from $644.9 million at December 31, 2022. The increase in borrowings for the period was due to an increase in FHLB and FRB borrowings of $339.7 million, including $134.5 million of borrowings under the Federal Reserve Bank Term Funding Program which included favorable terms and conditions as compared to FHLB advances. Management utilizes borrowings to mitigate interest rate risk, for short-term liquidity, and to a lesser extent from time to time, as part of leverage strategies. During the six months ended June 30, 2023, the Company increased borrowings to pay off higher-rate brokered certificates of deposit, and, to a lesser extent, fund deposit outflows of non-brokered deposits.
The following table sets forth term borrowing maturities (excluding overnight borrowings, floating rate advances, and subordinated debt) and the weighted average rate by year at June 30, 2023 (dollars in thousands):

Year	Amount (1)	Weighted Average Rate
2023	$65,000	3.88%
2024	194,500	3.98%
2025	182,500	2.59%
2026	148,000	4.36%
2027	173,000	3.19%
Thereafter	154,288	3.96%
	$917,288	3.61%

(1) Borrowings maturing in 2023 and 2024 include $40.0 million and $94.5 million, respectively, of FRB borrowings that can be repaid without any penalty.
Total stockholders’ equity decreased by $14.7 million to $686.6 million at June 30, 2023, from $701.4 million at December 31, 2022. The decrease was attributable to $29.3 million in stock repurchases and $11.7 million in dividend payments, partially offset by net income of $21.3 million for the six months ended June 30, 2023, a $3.3 million increase in accumulated other comprehensive income associated with an increase in the estimated fair value of our debt securities available-for-sale portfolio, and a $1.7 million increase in equity award activity. During the six months ended June 30, 2023, the Company repurchased approximately 2.4 million of its common stock outstanding at an average price of $12.42 for a total of $29.3 million pursuant to approved stock repurchase plans. As of June 30, 2023, the Company had approximately $3.2 million in remaining capacity under its current repurchase program.
Comparison of Operating Results for the Six Months Ended June 30, 2023 and 2022

Net Income. Net income was $21.3 million and $30.0 million for the six months ended June 30, 2023 and June 30, 2022, respectively. Significant variances from the comparable prior year period are as follows: a $10.9 million decrease in net interest income, a $3.7 million increase in non-interest income, a $4.5 million increase in non-interest expense, and a $3.3 million decrease in income tax expense.

Interest Income. Interest income increased $17.9 million, or 21.5%, to $101.6 million for the six months ended June 30, 2023, from $83.7 million for the six months ended June 30, 2022, primarily due to a $103.9 million, or 2.0%, increase in the average balance of interest-earning assets coupled with a 61 basis point increase in yields on interest-earning assets due to the rising rate environment and a greater percentage of assets consisting of higher-yielding loans. The increase was partially offset by lower loan prepayment income and lower fees recognized from Paycheck Protection Program (“PPP”) loans. The increase in the average balance of interest-earning assets was due to increases in the average balance of loans outstanding of $344.1 million and the average balance of FHLBNY stock of $19.6 million, partially offset by decreases in the average balance of mortgage-backed securities of $193.9 million, the average balance of interest-earning deposits in financial institutions of $46.4 million, and the average balance of other securities of $19.5 million. The Company accreted interest income related to PCD loans of $678,000 for the six months ended June 30, 2023, as compared to $729,000 for the six months ended June 30, 2022. Fees recognized from PPP loans totaled $29,000 for the six months ended June 30, 2023, as compared to $1.1 million for the six months ended June 30, 2022. Net interest income for the six months ended June 30, 2023, included loan prepayment income of $1.2 million as compared to $2.6 million for the six months ended June 30, 2022.

Interest Expense. Interest expense increased $28.8 million, or 430.8%, to $35.5 million for the six months ended June 30, 2023, as compared to $6.7 million for the six months ended June 30, 2022. The increase was due to an increase in interest expense on deposits of $15.8 million, or 634.2%, an increase in interest expense on borrowings of $11.5 million, or 281.7%, and an increase in interest expense on subordinated debt of $1.5 million. The increase in interest expense on deposits was attributable to a 106 basis point increase in the cost of interest-bearing deposits from 0.15% to 1.21% for the six months ended June 30, 2023, due to rising market interest rates and a shift in the composition of the deposit portfolio towards higher-costing certificates of deposit. The increase in interest expense on borrowings was attributable to a 149 basis point increase in the average cost of borrowings, and a $486.2 million, or 122.2%, increase in average borrowings outstanding. The increase in interest expense on subordinated debt was due to the issuance of $62.0 million in aggregate principal amount of fixed to floating subordinated notes in June 2022.
Net Interest Income.  Net interest income for the six months ended June 30, 2023, decreased $10.9 million, or 14.2%, to $66.1 million, from $77.0 million for the six months ended June 30, 2022, primarily due to a 47 basis point decrease in net interest margin to 2.48% from 2.95% for the six months ended June 30, 2022. The decrease in net interest margin was primarily due to the cost of interest-bearing liabilities increasing faster than the repricing of interest-earning assets. The cost of interest-bearing liabilities increased by 144 basis points to 1.80% for the six months ended June 30, 2023, from 0.36% for the six months ended June 30, 2022, driven primarily by the 149 basis point increase in the cost of borrowings. The increase in the cost of interest-bearing liabilities was partially offset by an increase in yields on interest-earning assets which increased 61 basis points to 3.82% for the six months ended June 30, 2023, from 3.21% for the six months ended June 30, 2022 due to the rising rate environment and a greater percentage of assets consisting of higher-yielding loans.

Provision for Credit Losses. The provision for credit losses on loans increased by $342,000 to $894,000 for the six months ended June 30, 2023, compared to $552,000 for the six months ended June 30, 2022. The increase in the provision for credit losses for the current period, as compared to the comparable prior year period, was primarily the result of a weakening macroeconomic outlook, higher net charge-offs, and an increase in reserves for commercial and industrial loans primarily due to a $13.8 million loan that is current and collateralized by receivables and business assets being downgraded to substandard, partially offset by a decrease in reserves related to non-economic qualitative loss factors in the multifamily and commercial real estate portfolios and decreased loan growth. Net charge-offs were $2.4 million for the six months ended June 30, 2023, as compared to net charge-offs of $494,000 for the six months ended June 30, 2022, the increase being due to charge-offs on small business unsecured commercial and industrial loans. Management continues to monitor the small business unsecured commercial and industrial loan portfolio which totaled $41.4 million at June 30, 2023.

Non-interest Income. Non-interest income increased by $3.7 million, or 148.1%, to $6.1 million for the six months ended June 30, 2023, from $2.5 million for the six months ended June 30, 2022, due primarily to a $3.4 million increase in mark to market gains on trading securities, net, and a $478,000 increase in other income, which was primarily an increase in swap fee income. For the six months ended June 30, 2023, gains on trading securities were $1.0 million, as compared to losses of $2.4 million for the six months ended June 30, 2022. The trading portfolio is utilized to fund the Company’s deferred compensation obligation to certain employees and directors of the Company's deferred compensation plan (the “Plan”). The participants of this Plan, at their election, defer a portion of their compensation. Gains and losses on trading securities have a minimal effect on net income since participants benefit from, and bear the full risk of, changes in the trading securities market values. Therefore, the Company records an equal and offsetting amount in compensation expense, reflecting the change in the Company’s obligations under the Plan. Partially offsetting the increases was a decrease of $281,000 in net realized gains on available-for-sale debt securities.

Non-interest Expense. Non-interest expense increased $4.5 million, or 12.0%, to $41.9 million for the six months ended June 30, 2023, compared to $37.4 million for the six months ended June 30, 2022. The increase was primarily due to a $4.5 million increase in employee compensation and benefits, attributable to a $3.4 million increase in the mark to market of the Company's deferred compensation plan expense, which as discussed above has no effect on net income, coupled with an increase in equity award expense related to awards issued in the first quarter of 2023, annual merit increases, and severance expense of $440,000, partially offset by a decrease in the accrual for incentive compensation. During the second quarter of 2023, due to current economic conditions, the Company implemented a workforce reduction plan which included modest layoffs and the elimination of, and/or not filling, certain open positions. The annual estimated cost savings of this plan is $1.4 million, pre-tax. Data processing expense increased by $839,000, due to continued investments in technology, increased transaction costs related to an increase in the number of customer accounts and related volume of transactions, and higher pricing effective January 2023. Advertising expense increased by $583,000 due to the timing of certain programs and new promotions on deposit products. FDIC insurance expense increased by $460,000 due to higher assessments. Partially offsetting the increases was a decrease of $1.2 million in credit loss (benefit)/expense for off-balance sheet credit exposures, and a $274,000 decrease in other operating expense. The decrease in credit loss expense for off-balance sheet credit exposures was due to a benefit of $550,000 recorded during the six months ended June 30, 2023, compared to a provision of $628,000 for the prior year period, attributed to a decrease in the pipeline of loans committed and awaiting closing.

Income Tax Expense. The Company recorded income tax expense of $8.1 million for the six months ended June 30, 2023, compared to $11.5 million for the six months ended June 30, 2022, with the decrease due to lower taxable income. The effective tax rate for the six months ended June 30, 2023, was 27.7% compared to 27.6% for the six months ended June 30, 2022.

The following table sets forth average balances, average yields and costs, and certain other information for the periods indicated.

	For the Six Months Ended
	June 30, 2023			June 30, 2022
	Average Outstanding Balance	Interest	Average Yield/ Rate (1)	Average Outstanding Balance	Interest	Average Yield/ Rate (1)
Interest-earning assets:
Loans (2)	$4,264,932	$89,007	4.21%	$3,920,792	$75,719	3.89%
Mortgage-backed securities (3)	724,955	7,506	2.09	918,864	5,518	1.21
Other securities (3)	257,514	2,498	1.96	277,035	1,684	1.23
Federal Home Loan Bank of New York stock	41,000	1,192	5.86	21,440	505	4.75
Interest-earning deposits in financial institutions	72,519	1,394	3.88	118,872	224	0.38
Total interest-earning assets	5,360,920	101,597	3.82	5,257,003	83,650	3.21
Non-interest-earning assets	242,288			272,869
Total assets	$5,603,208			$5,529,872

Interest-bearing liabilities:
Savings, NOW, and money market accounts	$2,461,283	$10,329	0.85%	$2,981,180	$1,170	0.08%
Certificates of deposit	582,642	7,975	2.76	406,156	1,323	0.66
Total interest-bearing deposits	3,043,925	18,304	1.21	3,387,336	2,493	0.15
Borrowed funds	883,934	15,589	3.56	397,775	4,084	2.07
Subordinated debt	61,183	1,647	5.43	4,790	119	5.01
Total interest-bearing liabilities	$3,989,042	35,540	1.80	$3,789,901	6,696	0.36
Non-interest bearing deposits	814,266			914,409
Accrued expenses and other liabilities	104,118			102,679
Total liabilities	4,907,426			4,806,989
Stockholders' equity	695,782			722,883
Total liabilities and stockholders' equity	$5,603,208			$5,529,872

Net interest income		$66,057			$76,954
Net interest rate spread (4)			2.02%			2.85%
Net interest-earning assets (5)	$1,371,878			$1,467,102
Net interest margin (6)			2.48%			2.95%
Average interest-earning assets to interest-bearing liabilities			134.39%			138.71%

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

Comparison of Operating Results for the Three Months Ended June 30, 2023 and 2022

Net Income. Net income was $9.6 million and $15.9 million for the quarters ended June 30, 2023 and June 30, 2022, respectively. Significant variances from the comparable prior year quarter are as follows: an $8.9 million decrease in net interest income, a $2.1 million increase in non-interest income, a $2.1 million increase in non-interest expense, and a $2.5 million decrease in income tax expense.

Interest Income. Interest income increased $8.2 million, or 18.9%, to $51.7 million for the quarter ended June 30, 2023, from $43.5 million for the quarter June 30, 2022, primarily due to an increase in average interest-earning assets of $33.8 million, or 0.6%, coupled with a 59 basis point increase in yields on interest-earning assets due to the rising rate environment and a greater percentage of assets consisting of higher-yielding loans, partially offset by lower loan prepayment income. The increase in the average balance of interest-earning assets was primarily due to increases in the average balance of loans outstanding of $292.1 million and the average balance of FHLBNY stock of $23.2 million, partially offset by decreases in the average balance of mortgage-backed securities of $196.1 million, the average balance of other securities of $58.6 million, and the average balance of interest-earning deposits in financial institutions of $26.9 million. The Company accreted interest income related to PCD loans of $337,000 for the quarter ended June 30, 2023, as compared to $339,000 for quarter ended June 30, 2022. Fees recognized from PPP loans totaled $24,000 for the quarter ended June 30, 2023, as compared to $432,000 for the quarter ended June 30, 2022. Net interest income for the quarter ended June 30, 2023, included loan prepayment income of $194,000, as compared to $1.5 million for the quarter ended June 30, 2022.
Interest Expense. Interest expense increased $17.1 million, or 508.4%, to $20.5 million for the quarter ended June 30, 2023, from $3.4 million for the quarter ended June 30, 2022. The increase was attributed to an increase in interest expense on deposits of $9.1 million, or 685.8%, an increase in interest expense on borrowings of $7.3 million, or 379.6%, and an increase in interest expense on subordinated debt of $709,000. The increase in interest expense on deposits was attributable to a 127 basis point increase in the cost of interest-bearing deposits to 1.43% for the quarter ended June 30, 2023, from 0.16% for the quarter ended June 30, 2022, due to rising market interest rates and a shift in the composition of the deposit portfolio towards higher-yielding certificates of deposit. The increase in interest expense on borrowings was due to a 164 basis point increase in the cost of borrowings from 2.04% for the quarter ended June 30, 2022, to 3.68% for the quarter ended June 30, 2023.
Net Interest Income. Net interest income for the quarter ended June 30, 2023, decreased $8.9 million, or 22.3%, to $31.2 million, from $40.1 million for the quarter ended June 30, 2022 primarily due to a 69 basis point decrease in net interest margin to 2.34% for the quarter ended June 30, 2023, from 3.03% for the quarter ended June 30, 2022, primarily due to the cost of interest-bearing liabilities increasing faster than the repricing of interest-earning assets. The cost of interest-bearing liabilities increased by 170 basis points to 2.05% for the quarter ended June 30, 2023, from 0.35% for the quarter ended June 30, 2022, driven by both higher cost of deposits and borrowed funds, reflective of the rising interest rate environment. The increase in the cost of interest-bearing liabilities was partially offset by an increase in yields on interest-earning assets which increased by 59 basis points to 3.88% for the quarter ended June 30, 2023, from 3.29% for the quarter ended June 30, 2022.

Provision for Credit Losses. The provision for credit losses on loans decreased by $119,000 to a provision of $30,000 for the quarter ended June 30, 2023, from a provision of $149,000 for the quarter ended June 30, 2022. The decrease in the current quarter provision for credit losses was primarily due to minimal loan growth and a decrease in reserves related to non-economic qualitative loss factors in the multifamily and commercial real estate portfolios, partially offset by a worsening macroeconomic outlook and an increase in reserves for commercial and industrial loans, primarily due to a $13.8 million loan that is current and collateralized by receivables and business assets being downgraded to substandard. Net charge-offs were $312,000 for the quarter ended June 30, 2023, compared to net charge-offs of $392,000 for the quarter ended June 30, 2022.

Non-interest Income. Non-interest income increased by $2.1 million, or 268.1%, to $2.8 million for the quarter ended June 30, 2023, from $765,000 for the quarter ended June 30, 2022, primarily due to a $2.1 million increase in gains on trading securities. For the quarter ended June 30, 2023, gains on trading securities, net, were $506,000, compared to losses of $1.6 million in the comparative prior year quarter. Gains and losses on trading securities have a minimal effect on net income since participants benefit from, and bear the full risk of, changes in the trading securities market values.

Non-interest Expense. Non-interest expense increased by $2.1 million, or 11.0%, to $20.8 million for the quarter ended June 30, 2023, from $18.7 million for the quarter ended June 30, 2022. The increase was primarily due to a $2.9 million increase in compensation and employee benefits, primarily attributable to a $2.1 million increase in the mark to market of the Company's deferred compensation plan expense, which as discussed above has no effect on net income, and, to a lesser extent, an increase in salary expense related to annual merit increases and severance expense of $440,000. Data processing expense increased by $309,000 due to continued investments in technology. Advertising expense increased by $169,000 due to the timing of certain programs and new promotions on demand deposit products. FDIC insurance expense increased by $213,000 due to higher assessments. Partially offsetting the increases was a $1.0 million decrease in the credit loss (benefit)/expense for off-balance sheet exposures, and a $461,000 decrease in professional fees. The decrease in credit loss (benefit)/expense for off-balance sheet credit exposures was due to a benefit of $661,000 recorded during the quarter ended June 30, 2023, compared to a provision of $349,000 for the prior year period, attributed to a decrease in the pipeline of loans committed and awaiting closing. The decrease in professional fees was due to higher audit and recruiting fees in the prior year.

Income Tax Expense. The Company recorded income tax expense of $3.6 million for the quarter ended June 30, 2023, compared to $6.1 million for the quarter ended June 30, 2022, with the decrease due to lower taxable income. The effective tax rate for the quarter ended June 30, 2023 was 27.4%, compared to 27.8% for the quarter ended June 30, 2022.

The following table sets forth average balances, average yields and costs, and certain other information for the periods indicated.

	For the Three Months Ended
	June 30, 2023			June 30, 2022
	Average Outstanding Balance	Interest	Average Yield/ Rate (1)	Average Outstanding Balance	Interest	Average Yield/ Rate (1)
Interest-earning assets:
Loans (2)	$4,284,871	$45,300	4.24%	$3,992,731	$38,998	3.92%
Mortgage-backed securities (3)	703,415	3,714	2.12	899,479	3,043	1.36
Other securities (3)	239,273	1,113	1.87	297,859	989	1.33
Federal Home Loan Bank of New York stock	43,901	727	6.64	20,689	260	5.04
Interest-earning deposits in financial institutions	67,822	816	4.83	94,689	166	0.70
Total interest-earning assets	5,339,282	51,670	3.88	5,305,447	43,456	3.29
Non-interest-earning assets	244,567			266,303
Total assets	$5,583,849			$5,571,750

Interest-bearing liabilities:
Savings, NOW, and money market accounts	$2,399,631	$6,486	1.08%	$3,007,929	$599	0.08%
Certificates of deposit	540,984	3,997	2.96	438,835	735	0.67
Total interest-bearing deposits	2,940,615	10,483	1.43	3,446,764	1,334	0.16
Borrowed funds	1,003,611	9,198	3.68	377,044	1,918	2.04
Subordinated debt	61,071	828	5.44	9,527	119	5.01
Total interest-bearing liabilities	4,005,297	20,509	2.05	3,833,335	$3,371	0.35
Non-interest bearing deposits	780,806			918,980
Accrued expenses and other liabilities	102,846			105,525
Total liabilities	4,888,949			4,857,840
Stockholders' equity	694,900			713,910
Total liabilities and stockholders' equity	$5,583,849			$5,571,750

Net interest income		$31,161			$40,085
Net interest rate spread (4)			1.83%			2.94%
Net interest-earning assets (5)	$1,333,985			$1,472,112
Net interest margin (6)			2.34%			3.03%
Average interest-earning assets to interest-bearing liabilities			133.31%			138.40%

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

Asset Quality

PCD Loans (Held-for-Investment)

Based on its detailed review of PCD loans and experience in loan workouts, management believes it has a reasonable expectation about the amount and timing of future cash flows and accordingly has classified PCD loans ($11.5 million at June 30, 2023 and December 31, 2022, respectively) as accruing, even though they may be contractually past due. At June 30, 2023, 5.2% of PCD loans were past due 30 to 89 days, and 29.7% were past due 90 days or more, as compared to 6.8% and 23.0%, respectively, at December 31, 2022.

Loans

The following table details total non-accruing loans, non-performing loans, non-performing assets and troubled debt restructurings (“TDR”) (excluding PCD loans) on which interest is accruing, and accruing loans 30 to 89 days delinquent at June 30, 2023, and December 31, 2022 (in thousands):

	June 30, 2023	December 31, 2022
Non-accrual loans:
Held-for-investment
Real estate loans:
Multifamily	$3,223	$3,285
Commercial	5,393	5,184
One-to-four family residential	109	118
Home equity and lines of credit	100	262
Commercial and industrial	1,275	964
Other	10	—
Total non-accrual loans held-for-investment	10,110	9,813
Loans delinquent 90 days or more and still accruing:
Held-for-investment
Real estate loans:
Multifamily	218	233
Commercial	—	8
One-to-four family residential	6	155
Commercial and industrial	—	24
Other	—	5
Total loans delinquent 90 days or more and still accruing held-for-investment	224	425
Total non-performing assets	$10,334	$10,238
Non-performing loans to total loans	0.24%	0.24%
Non-performing assets to total assets	0.19%	0.18%
Loans subject to restructuring agreements and still accruing (1)	$—	$3,751
Accruing loans 30 to 89 days delinquent	$4,076	$3,644

(1) With the adoption of Accounting Standards Update (“ASU”) 2022-02, Financial Instruments - Credit Losses (Topic 326) Troubled Debt Restructurings and Vintage Disclosures (“ASU 2022-02”), effective January 1, 2023, TDR accounting has been eliminated.

Other Real Estate Owned

At June 30, 2023 and December 31, 2022, the Company had no assets acquired through foreclosure.

Accruing Loans 30 to 89 Days Delinquent

Loans 30 to 89 days delinquent and on accrual status totaled $4.1 million and $3.6 million at June 30, 2023 and December 31, 2022, respectively. The following table sets forth delinquencies for accruing loans by type and by amount at June 30, 2023 and December 31, 2022 (in thousands):

	June 30, 2023	December 31, 2022
Held-for-investment
Real estate loans:
Multifamily	$—	$189
Commercial	803	900
One-to-four family residential	567	672
Home equity and lines of credit	256	830
Commercial and industrial loans	2,450	1,048
Other loans	—	5
Total delinquent accruing loans held-for-investment	$4,076	$3,644

The increase in the commercial and industrial loan delinquencies was primarily due to an increase in delinquencies in unsecured small business loans. Unsecured small business loans totaled $41.4 million and $43.3 million at June 30, 2023 and December 31, 2022, respectively. Management continues to monitor the small business unsecured commercial and industrial loan portfolio.

Loans Subject to TDR Agreements prior to the adoption of ASU 2022-02

Effective January 1, 2023, The Company adopted ASU 2022-02, which eliminated the recognition and measure of troubled debt restructurings and enhanced disclosures for loan modifications to borrowers experiencing financial difficulty. There were no material modifications of loans to borrowers who were experiencing financial difficulty during the three months ended June 30, 2023.

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
The Bank's primary sources of funds are deposits, principal and interest payments on loans and securities, borrowed funds, the proceeds from maturing securities and short-term investments, and to a lesser extent, proceeds from the sales of loans and securities and wholesale borrowings. The scheduled amortization of loans and securities, as well as proceeds from borrowed funds, are predictable sources of funds. Other funding sources, however, such as deposit inflows and loan prepayments are greatly influenced by market interest rates, economic conditions, and competition. The Bank is a member of the FHLBNY, which provides an additional source of short-term and long-term funding. The Bank also has short-term borrowing capabilities with the Federal Reserve Bank of New York (“FRBNY”). The Bank’s short-term borrowed funds, excluding lease obligations, floating rate advances and an overnight line of credit, were $917.3 million at June 30, 2023, and had a weighted average interest rate of 3.61%. A total of $209.5 million of these borrowings will mature in less than one year. Short-term borrowed funds, excluding floating rate advances and other interest-bearing liabilities, were $572.0 million at December 31, 2022.

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

The Bank has the ability to obtain additional funding from the FHLBNY of approximately $1.27 billion utilizing unencumbered securities of $145.6 million, loans of $1.12 billion, and encumbered securities of $1.4 million at June 30, 2023. Additionally, the Bank has remaining borrowing capacity utilizing encumbered securities through the FRBNY Discount Window of $28.3 million. The Bank expects to have sufficient funds available to meet current commitments in the normal course of business.

The Company has a diversified deposit base, and government deposits are collateralized by assets or letters of credit issued by the FHLBNY. Uninsured deposits (excluding fully collateralized uninsured governmental deposits of $617.4 million) are estimated at approximately $827.8 million, or 22.0%, of total deposits. At June 30, 2023, the composition of the Company’s deposit base (excluding brokered deposits) was as follows: 55% retail, 28% business, and 17% governmental. The average deposit balance at June 30, 2023 was $36,000.

Northfield Bancorp, Inc. (standalone) is a separate legal entity from the Bank and must provide for its own liquidity to pay dividends, repurchase its stock, and for other corporate purposes. Northfield Bancorp, Inc.'s primary source of liquidity is dividend payments from the Bank. At June 30, 2023, Northfield Bancorp, Inc. (standalone) had liquid assets of $37.6 million.

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

At June 30, 2023, and December 31, 2022, as set forth in the following table, both Northfield Bank and Northfield Bancorp, Inc. exceeded all of the regulatory capital requirements to which they were subject at such dates.

	Northfield Bank	Northfield Bancorp, Inc.	For Capital Adequacy Purposes	For Well Capitalized Under Prompt Corrective Action Provisions
As of June 30, 2023:
CBLR	12.54%	12.46%	9.00%	9.00%
As of December 31, 2022:
CBLR	12.68%	12.65%	9.00%	9.00%
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
Commitments to fund unused lines of credit are agreements to lend additional funds to customers as long as there have been no violations of any of the conditions established in the agreements (original or restructured). Commitments to originate loans generally have a fixed expiration or other termination clauses, which may require payment of a fee. Since some of these loan commitments are expected to expire without being drawn upon, total commitments do not necessarily represent future cash requirements. At June 30, 2023, the reserve for commitments to fund unused lines of credit recorded in accrued expenses and other liabilities was $241,000.

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

The following tables set forth, as of June 30, 2023 and December 31, 2022, our calculation of the estimated changes in our NPV, NPV ratio, and percent change in net interest income that would result from the designated instantaneous and sustained changes in interest rates (dollars in thousands). Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments and deposit repricing characteristics, including decay rates, and correlations to movements in interest rates, and should not be relied on as indicative of actual results.

	At June 30, 2023
Change in Interest Rates (basis points)	Estimated Present Value of Assets	Estimated Present Value of Liabilities	Estimated NPV	Estimated Change In NPV	Estimated Change in NPV %	Estimated NPV/Present Value of Assets Ratio	Next 12 Months Net Interest Income Percent Change	Months 13-24 Net Interest Income Percent Change
+400	$4,790,299	$4,080,777	$709,522	$(198,518)	(21.86)%	14.81%	(24.35)%	(12.12)%
+300	4,901,380	4,155,642	745,738	(162,302)	(17.87)	15.21	(18.74)	(10.34)
+200	5,036,146	4,234,193	801,953	(106,087)	(11.68)	15.92	(12.05)	(6.33)
+100	5,179,465	4,316,863	862,602	(45,438)	(5.00)	16.65	(5.14)	(1.92)
—	5,312,277	4,404,237	908,040	—	—	17.09	—	—
(100)	5,438,693	4,501,404	937,289	29,249	3.22	17.23	2.94	(1.39)
(200)	5,561,063	4,607,296	953,767	45,727	5.04	17.15	3.98	(5.51)

	At December 31, 2022
Change in Interest Rates (basis points)	Estimated Present Value of Assets	Estimated Present Value of Liabilities	Estimated NPV	Estimated Change In NPV	Estimated Change in NPV %	Estimated NPV/Present Value of Assets Ratio	Next 12 Months Net Interest Income Percent Change	Months 13-24 Net Interest Income Percent Change
+400	$4,850,423	$4,057,885	$792,538	$(227,578)	(22.31)%	16.34%	(25.83)%	(11.03)%
+300	4,967,247	4,126,616	840,631	(179,485)	(17.59)	16.92	(19.51)	(8.90)
+200	5,106,889	4,198,831	908,058	(112,058)	(10.98)	17.78	(12.01)	(4.41)
+100	5,244,669	4,274,947	969,722	(50,394)	(4.94)	18.49	(5.33)	(1.19)
—	5,375,689	4,355,573	1,020,116	—	—	18.98	—	—
(100)	5,503,211	4,464,131	1,039,080	18,964	1.86	18.88	0.76	(3.80)
(200)	5,626,336	4,586,245	1,040,091	19,975	1.96	18.49	0.00	(8.91)
At June 30, 2023, in the event of a 200 basis point decrease in interest rates, we would experience a 5.04% increase in estimated net portfolio value, a 3.98% increase in net interest income in year one, and a 5.51% decrease in net interest income in year two. In the event of a 400 basis point increase in interest rates, we would experience a 21.86% decrease in estimated net portfolio value, a 24.35% decrease in net interest income in year one and a 12.12% decrease in net interest income in year two. Our policies provide that, in the event of a 200 basis point decrease or less in interest rates, our net present value ratio should decrease by no more than 300 basis points and 10%, and in the event of a 400 basis point increase or less, our net present value should decrease by no more than 475 basis points and 35%. In the event of a 200 basis point decrease or less, our projected net interest income should decrease by no more than 10% in year one and 16% in year two, and in the event of a 400 basis point increase or less, our projected net interest income should decrease by no more than 38% in year one and 26% in year two. However, when the federal funds rate is low and negative rate shocks do not produce meaningful results, management may temporarily suspend use of guidelines for negative interest rate shocks. At June 30, 2023 and December 31, 2022, we were in compliance with all Board-approved policies with respect to interest rate risk management.
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

ITEM 4.    CONTROLS AND PROCEDURES
An evaluation was performed under the supervision and with the participation of the Company’s management, including the President and Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of June 30, 2023. Based on that evaluation, the Company’s management, including the President and Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

During the three months ended June 30, 2023, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

ITEM 1.     LEGAL PROCEEDINGS
The Company and subsidiaries are subject to various legal actions arising in the normal course of business.  In the opinion of management, the resolution of these legal actions is not expected to have a material adverse effect on the Company’s consolidated financial condition or results of operations.

ITEM 1A.  RISK FACTORS

During the quarter ended June 30, 2023, there have been no material changes to the risk factors as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, and in our quarterly report on Form 10-Q for the quarter ended March 31, 2023, each as filed with the Securities and Exchange Commission, except as previously disclosed in our other filings with the Securities and Exchange Commission.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES     OF EQUITY SECURITIES
(a)Unregistered Sale of Equity Securities. There were no sales of unregistered securities during the period covered by this report.
(b)Use of Proceeds. Not applicable.
(c)Repurchases of Our Equity Securities.
On June 1, 2023, the Board of Directors of the Company approved a new $10.0 million stock repurchase program. The program permits the Company's shares of common stock to be repurchased in open market or private transactions, through block trades, and pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities and Exchange Commission. The timing of the repurchases depends on certain factors, including but not limited to, market conditions and prices, the Company’s liquidity and capital requirements, and alternative uses of capital. Any repurchased shares are held as treasury stock and available for general corporate purposes. The repurchases can be suspended, terminated or modified at any time for any reason, including market conditions, the cost of repurchasing shares, the availability of alternative investment opportunities, liquidity, and other factors deemed appropriate. The Company had suspended repurchases on March 16, 2023, and reinstated them on May 1, 2023.

The following table reports information regarding purchases of the Company’s common stock during the three months ended June 30, 2023.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (in thousands)
April 1, 2023 to April 30, 2023	—	$—	—	$6,471
May 1, 2023 to May 31, 2023	661,140	9.79	661,140	10,000
June 1, 2023 to June 30, 2023	609,200	11.23	609,200	3,159
Total	1,270,340		1,270,340

In addition to the repurchases disclosed above, participants in the Company's stock-based incentive plans may have shares withheld to cover income taxes upon the vesting of restricted stock awards. Shares withheld to cover income taxes upon the vesting of restricted stock awards are repurchased pursuant to the terms of the applicable plan and not under the Company's stock repurchase program. There were no shares repurchased pursuant to these plans during the three months ended June 30, 2023.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES
    None.

ITEM 4.     MINE SAFETY DISCLOSURES
    Not applicable.

ITEM 5.     OTHER INFORMATION
    During the three months ended June 30, 2023, no directors or executive officers of the Company adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) and/or any “Rule 10b5-1 trading arrangement.”

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

101.INS	XBRL (Extensible Business Reporting Language) Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover page information from the Company's Quarterly Report on Form 10-Q filed August 9, 2023, formatted in Inline XBRL.

(1) Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTHFIELD BANCORP, INC.
(Registrant)

Date: August 9, 2023

/s/ Steven M. Klein
Steven M. Klein
Chairman, President and Chief Executive Officer

/s/ William R. Jacobs
William R. Jacobs
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)