Form 10-Q
period 2023-09-30
Northfield Bancorp, Inc.
filed 2023-11-08
CIK 1493225

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023
or
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
As of October 31, 2023, the registrant had 44,956,118 shares of Common Stock, par value $0.01 per share, issued and outstanding.

NORTHFIELD BANCORP, INC.
Form 10-Q Quarterly Report

PART I
ITEM 1.     FINANCIAL STATEMENTS

NORTHFIELD BANCORP, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited) (In thousands, except share amounts)

	September 30, 2023	December 31, 2022
ASSETS:
Cash and due from banks	$13,258	$14,530
Interest-bearing deposits in other financial institutions	67,298	31,269
Total cash and cash equivalents	80,556	45,799
Trading securities	11,504	10,751
Debt securities available-for-sale, at estimated fair value (with no allowance for credit losses at September 30, 2023 and December 31, 2022)	743,699	952,173
Debt securities held-to-maturity, at amortized cost	10,114	10,760
(estimated fair value of $9,371 at September 30, 2023, and $10,389 at December 31, 2022, with no allowance for credit losses at September 30, 2023 and December 31, 2022)
Equity securities	10,628	10,443
Loans held-for-sale	950	—
Loans held-for-investment	4,229,974	4,243,693
Less: allowance for credit losses	(38,480)	(42,617)
Net loans held-for-investment	4,191,494	4,201,076
Accrued interest receivable	17,355	17,426
Bank-owned life insurance	170,591	167,912
Federal Home Loan Bank (“FHLB”) of New York stock, at cost	41,165	30,382
Operating lease right-of-use assets	31,407	34,288
Premises and equipment, net	24,154	24,844
Goodwill	41,012	41,012
Other assets	62,455	54,427
Total assets	$5,437,084	$5,601,293
LIABILITIES AND STOCKHOLDERS’ EQUITY:
LIABILITIES:
Deposits	$3,668,513	$4,150,219
Securities sold under agreements to repurchase	25,000	25,000
FHLB advances and other borrowings	893,973	558,859
Subordinated debentures, net of issuance costs	61,163	60,996
Operating lease liabilities	36,535	39,790
Advance payments by borrowers for taxes and insurance	25,968	25,995
Accrued expenses and other liabilities	41,857	39,044
Total liabilities	4,753,009	4,899,903
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value: 25,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value: 150,000,000 shares authorized, 64,770,875 shares issued at
September 30, 2023 and December 31, 2022, 44,956,118 and 47,442,488 outstanding at September 30, 2023 and December 31, 2022, respectively	648	648
Additional paid-in-capital	590,018	590,249
Unallocated common stock held by employee stock ownership plan	(14,958)	(15,650)
Retained earnings	430,535	418,353
Accumulated other comprehensive loss	(47,983)	(48,331)
Treasury stock at cost: 19,814,757 and 17,328,387 shares at September 30, 2023 and December 31, 2022, respectively	(274,185)	(243,879)
Total stockholders’ equity	684,075	701,390
Total liabilities and stockholders’ equity	$5,437,084	$5,601,293
See accompanying notes to unaudited consolidated financial statements.

NORTHFIELD BANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited) (In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Interest income:
Loans	$46,213	$42,311	$135,220	$118,030
Mortgage-backed securities	3,664	3,284	11,170	8,802
Other securities	1,095	1,201	3,593	2,885
FHLB of New York dividends	933	283	2,125	788
Deposits in other financial institutions	831	199	2,225	423
Total interest income	52,736	47,278	154,333	130,928
Interest expense:
Deposits	13,614	2,121	31,918	4,614
Borrowings	8,593	2,304	24,182	6,388
Subordinated debt	837	842	2,484	961
Total interest expense	23,044	5,267	58,584	11,963
Net interest income	29,692	42,011	95,749	118,965
Provision for credit losses	188	2,703	1,082	3,255
Net interest income after provision for credit losses	29,504	39,308	94,667	115,710
Non-interest income:
Fees and service charges for customer services	1,317	1,500	4,006	4,206
Income on bank-owned life insurance	920	861	2,679	2,548
(Losses) gains on available-for-sale debt securities, net	—	—	(17)	264
(Losses) gains on trading securities, net	(295)	(426)	723	(2,791)
Gain on sale of loans	99	273	134	273
Other	80	78	744	264
Total non-interest income	2,121	2,286	8,269	4,764
Non-interest expense:
Compensation and employee benefits	10,920	10,784	34,310	29,709
Occupancy	3,416	3,347	10,032	10,041
Furniture and equipment	479	438	1,393	1,290
Data processing	1,994	1,847	6,308	5,322
Professional fees	883	903	2,622	3,040
Advertising	414	420	1,834	1,257
Federal Deposit Insurance Corporation insurance	591	356	1,763	1,068
Credit loss expense (benefit) for off-balance sheet exposures	160	(1,888)	(390)	(1,260)
Other	1,710	1,663	4,598	4,825
Total non-interest expense	20,567	17,870	62,470	55,292
Income before income tax expense	11,058	23,724	40,466	65,182
Income tax expense	2,877	6,745	11,019	18,202
Net income	$8,181	$16,979	$29,447	$46,980
Net income per common share:
Basic	$0.19	$0.37	$0.67	$1.01
Diluted	$0.19	$0.37	$0.67	$1.01

See accompanying notes to unaudited consolidated financial statements.

NORTHFIELD BANCORP, INC. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) - (Continued) (Unaudited) (In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income	$8,181	$16,979	$29,447	$46,980
Other comprehensive (loss) income:
Unrealized (losses) gains on debt securities available-for-sale:
Net unrealized holding (losses) gains	(4,039)	(31,339)	467	(77,312)
Less: reclassification adjustment for net losses (gains) included in net income	—	—	17	(264)
Net unrealized (losses) gains	(4,039)	(31,339)	484	(77,576)
Post-retirement benefits adjustment	—	—	—	(48)
Other comprehensive (loss) income before tax	(4,039)	(31,339)	484	(77,624)
Income tax benefit (expense) related to net unrealized holding (losses) gains on debt securities available-for-sale	1,130	8,771	(131)	21,640
Income tax (benefit) expense related to reclassification adjustment for (losses) gains included in net income	—	—	(5)	74
Income tax benefit related to post retirement benefit adjustment	—	—	—	13
Other comprehensive (loss) income, net of tax	(2,909)	(22,568)	348	(55,897)
Comprehensive income (loss)	$5,272	$(5,589)	$29,795	$(8,917)

See accompanying notes to unaudited consolidated financial statements.

NORTHFIELD BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Three Months Ended September 30, 2023 and 2022
(Unaudited) (In thousands, except share data)

	Common Stock
	Shares Outstanding	Par Value	Additional Paid-in Capital	Unallocated Common Stock Held by the Employee Stock Ownership Plan	Retained Earnings	Accumulated Other Comprehensive Income (loss) Net of tax	Treasury Stock	Total Stockholders' Equity
Balance at June 30, 2022	48,684,875	$648	$588,940	$(16,584)	$399,131	$(31,266)	$(225,596)	$715,273
Net income					16,979			16,979
Other comprehensive loss, net of tax						(22,568)		(22,568)
ESOP shares allocated or committed to be released			179	240				419
Stock compensation expense			456					456
Restricted stock forfeitures	(1,902)		28				(28)	—
Exercise of stock options, net	1,000		(1)				14	13
Cash dividends declared and paid ($0.13 per common share)					(5,976)			(5,976)
Repurchase of treasury stock (average cost of $14.20 per share)	(795,597)						(11,294)	(11,294)
Balance at September 30, 2022	47,888,376	$648	$589,602	$(16,344)	$410,134	$(53,834)	$(236,904)	$693,302

Balance at June 30, 2023	45,243,673	$648	$589,335	$(15,192)	$427,921	$(45,074)	$(270,997)	$686,641
Net income					8,181			8,181
Other comprehensive loss, net of tax						(2,909)		(2,909)
ESOP shares allocated or committed to be released			75	234				309
Stock compensation expense			580					580
Restricted stock forfeitures	(1,967)		28				(28)	—
Cash dividends declared and paid ($0.13 per common share)					(5,567)			(5,567)
Repurchase of treasury stock (average cost of $11.06 per share)	(285,588)						(3,160)	(3,160)
Balance at September 30, 2023	44,956,118	$648	$590,018	$(14,958)	$430,535	$(47,983)	$(274,185)	$684,075

See accompanying notes to unaudited consolidated financial statements.

NORTHFIELD BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Nine Months Ended September 30, 2023 and 2022
(Unaudited) (In thousands, except share data)

	Common Stock
	Shares Outstanding	Par Value	Additional Paid-in Capital	Unallocated Common Stock Held by the Employee Stock Ownership Plan	Retained Earnings	Accumulated Other Comprehensive Income (loss) Net of tax	Treasury Stock	Total Stockholders' Equity
Balance at December 31, 2021	49,266,733	$648	$589,972	$(17,058)	$381,361	$2,063	$(217,103)	$739,883
Net income					46,980			46,980
Other comprehensive loss, net of tax						(55,897)		(55,897)
ESOP shares allocated or committed to be released			557	714				1,271
Stock compensation expense			1,301					1,301
Restricted stock issuance	157,416		(2,484)				2,484	—
Restricted stock forfeitures	(18,515)		265				(265)	—
Exercise of stock options, net	18,040		(9)				253	244
Cash dividends declared and paid ($0.39 per common share)					(18,207)			(18,207)
Repurchase of treasury stock (average cost of $14.51 per share)	(1,535,298)						(22,273)	(22,273)
Balance at September 30, 2022	47,888,376	$648	$589,602	$(16,344)	$410,134	$(53,834)	$(236,904)	$693,302

Balance at December 31, 2022	47,442,488	$648	$590,249	$(15,650)	$418,353	$(48,331)	$(243,879)	$701,390
Net income					29,447			29,447
Other comprehensive income, net of tax						348		348
ESOP shares allocated or committed to be released			307	692				999
Stock compensation expense			1,803					1,803
Restricted stock issuance	173,060		(2,670)				2,670	—
Restricted stock forfeitures	(23,219)		336				(336)	—
Exercise of stock options, net	7,600		(7)				107	100
Cash dividends declared and paid ($0.39 per common share)					(17,265)			(17,265)
Repurchase of treasury stock (average cost of $12.27 per share)	(2,643,811)						(32,747)	(32,747)
Balance at September 30, 2023	44,956,118	$648	$590,018	$(14,958)	$430,535	$(47,983)	$(274,185)	$684,075

See accompanying notes to unaudited consolidated financial statements.

NORTHFIELD BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (In thousands)

	Nine Months Ended September 30,
	2023	2022
Net income	$29,447	$46,980
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	1,082	3,255
ESOP and stock compensation expense	2,802	2,572
Depreciation	2,765	2,755
Amortization of premiums and deferred loan costs, net of accretion of discounts and deferred loan fees	5,483	7,298
Amortization of debt issuance costs	167	56
Amortization of intangible assets	93	130
Amortization of operating lease right-of-use assets	3,526	3,468
Income on bank-owned life insurance	(2,679)	(2,548)
Net gain on sale of loans	(134)	(273)
Proceeds from sale of loans held-for-sale	1,583	—
Origination of loans held-for-sale	(1,449)	(504)
Losses (gains) on available-for-sale debt securities, net	17	(264)
(Gains) losses on trading securities, net	(723)	2,791
Loss (gain) on sale of other real estate owned, net	7	(17)
Net (purchases) sales of trading securities	(30)	596
Decrease (increase) in accrued interest receivable	71	(1,503)
Increase in other assets	(12,157)	(7,949)
Decrease in accrued expenses and other liabilities	2,813	1,518
Net cash provided by operating activities	32,684	58,361
Cash flows from investing activities:
Net decrease (increase) in loans receivable	10,190	(434,992)
Purchases of loans	(3,781)	(7,696)
Proceeds from sale of loans held-for-sale	—	2,796
Purchases of FHLB of New York stock	(44,998)	(25,043)
Redemptions of FHLB of New York stock	34,215	24,962
Purchases of debt securities available-for-sale	(765)	(168,988)
Purchases of equity securities	(185)	(3,229)
Principal payments and maturities on debt securities available-for-sale	205,310	249,213
Principal payments and maturities on debt securities held-to-maturity	630	674
Proceeds from sale of debt securities available-for-sale	—	41,464
Proceeds from bank-owned life insurance	—	1,526
Proceeds from sale of other real estate owned	63	125
Purchases and improvements of premises and equipment	(2,075)	(2,200)
Net cash provided by (used in) investing activities	198,604	(321,388)
Cash flows from financing activities:
Net (decrease) increase in deposits	(481,706)	234,825
Dividends paid	(17,265)	(18,207)
Exercise of stock options	100	244
Purchase of treasury stock	(32,747)	(22,273)
(Decrease) increase in advance payments by borrowers for taxes and insurance	(27)	1,228
Proceeds from issuance of subordinated debt, net of issuance costs	—	60,884
Proceeds from FHLB advances and other borrowings and securities sold under agreements to repurchase	743,553	105,923
Repayments related to securities sold under agreements to repurchase and other borrowings	(408,439)	(120,000)
Net cash (used in) provided by financing activities	(196,531)	242,624
Net increase (decrease) in cash and cash equivalents	34,757	(20,403)
Cash and cash equivalents at beginning of period	45,799	91,068
Cash and cash equivalents at end of period	$80,556	$70,665

See accompanying notes to unaudited consolidated financial statements

NORTHFIELD BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)
(Unaudited) (In thousands)

	Nine Months Ended September 30,
	2023	2022
Supplemental cash flow information:
Cash paid during the period for:
Interest	$56,109	$11,578
Income taxes	13,336	19,399
Non-cash transactions:
Loan charge-offs, net	5,219	345
Transfer of loans held-for-investment to other real estate owned	70	—
Right-of-use assets obtained in exchange for new lease liabilities	645	4,983
Transfer of loans held-for-investment to loans held-for-sale at fair value	950	2,523

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

In the opinion of management, all adjustments (consisting solely of normal and recurring adjustments) necessary for the fair presentation of the consolidated balance sheets and the consolidated statements of comprehensive income for the unaudited periods presented have been included. The results of operations and other data presented for the three and nine months ended September 30, 2023 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2023 or for any other period. Whenever necessary, certain prior year amounts are reclassified to conform to the current year presentation.
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

Prior to the adoption of ASU 2022-02, a TDR occurred when the terms of a loan were modified because of deterioration in the financial condition of the borrower. Modifications could include extension of the repayment terms of the loan, reduced interest rates, or forgiveness of accrued interest and/or principal.  For the Company's accounting policy related to TDRs granted prior to the adoption of ASU 2022-02, see “Note 1. Significant Accounting Policies” included in “Item 8. Financial Statements and Supplementary Data” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

The Company adopted ASU 2022-02 on a prospective basis. The adoption of this update did not have a material effect on the Company’s consolidated financial statements. Additional disclosures are included in Note 5 to the consolidated financial statements.

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)
Note 2 – Debt Securities Available-for-Sale
The following is a comparative summary of mortgage-backed securities and other debt securities available-for-sale at September 30, 2023, and December 31, 2022 (in thousands):

	September 30, 2023
		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
	cost	gains	losses	value
U.S. Government agency securities	$75,898	$—	$(3,589)	$72,309
Mortgage-backed securities:
Pass-through certificates:
Government sponsored enterprises ("GSEs")	390,580	—	(43,536)	347,044
Real estate mortgage investment conduits ("REMICs"):
GSE	236,907	—	(15,347)	221,560
	627,487	—	(58,883)	568,604
Other debt securities:
Municipal bonds	766	—	(3)	763
Corporate bonds	106,498	—	(4,475)	102,023
	107,264	—	(4,478)	102,786
Total debt securities available-for-sale	$810,649	$—	$(66,950)	$743,699

	December 31, 2022
		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
	cost	gains	losses	value
U.S. Government agency securities	$76,150	$—	$(4,074)	$72,076
Mortgage-backed securities:
Pass-through certificates:
GSE	472,963	1	(40,346)	432,618
REMICs:
GSE	280,870	—	(16,146)	264,724
	753,833	1	(56,492)	697,342
Other debt securities:
Municipal bonds	21	—	—	21
Corporate bonds	189,603	2	(6,871)	182,734
	189,624	2	(6,871)	182,755
Total debt securities available-for-sale	$1,019,607	$3	$(67,437)	$952,173
The following is a summary of the expected maturity distribution of debt securities available-for-sale, other than mortgage-backed securities, at September 30, 2023 (in thousands):

Available-for-sale	Amortized cost	Estimated fair value
Due in one year or less	$148,348	$143,534
Due after one year through five years	34,814	31,561
	$183,162	$175,095
 Contractual maturities for mortgage-backed securities are not included above, as expected maturities on mortgage-backed securities may differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without penalties.

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)
Certain debt securities available-for-sale are pledged or encumbered to secure borrowings under Pledge Agreements and Repurchase Agreements and for other purposes required by law. At September 30, 2023 and December 31, 2022, the fair value of debt securities available-for-sale that were pledged to secure borrowings and deposits was $567.7 million and $591.7 million, respectively.

For the three months ended September 30, 2023, the Company had no sales of debt securities available-for-sale and no gross realized gains or losses. For the nine months ended September 30, 2023, the Company had no sales of debt securities available-for-sale, with gross realized gains of $22,000 and gross realized losses of $39,000 related to the payoff of securities. For the three months ended September 30, 2022, the Company had no sales of debt securities available-for-sale and no gross realized gains or losses. For the nine months ended September 30, 2022, the Company had gross proceeds of $41.5 million on sales and calls of debt securities available-for-sale, with gross realized gains of $264,000 and no gross realized losses. The Company recognized net losses of $295,000 and net gains of $723,000 on its trading securities portfolio during the three and nine months ended September 30, 2023, respectively. During the three and nine months ended September 30, 2022, the Company recognized net losses of $426,000 and $2.8 million, respectively, on its trading securities portfolio.

Gross unrealized losses on mortgage-backed securities and other debt securities available-for-sale, and the estimated fair value of the related securities, aggregated by security category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2023 and December 31, 2022, were as follows (in thousands):

	September 30, 2023
	Less than 12 months		12 months or more		Total
	Unrealized	Estimated	Unrealized	Estimated	Unrealized	Estimated
	losses	fair value	losses	fair value	losses	fair value
U.S. Government agency securities	$—	$—	$(3,589)	$72,309	$(3,589)	$72,309
Mortgage-backed securities:
Pass-through certificates:
GSE	(11)	302	(43,525)	346,732	(43,536)	347,034
REMICs:
GSE	—	—	(15,347)	221,560	(15,347)	221,560
Other debt securities:
Municipal bonds	(3)	763	—	—	(3)	763
Corporate bonds	—	—	(4,475)	102,023	(4,475)	102,023
Total	$(14)	$1,065	$(66,936)	$742,624	$(66,950)	$743,689

	December 31, 2022
	Less than 12 months		12 months or more		Total
	Unrealized	Estimated	Unrealized	Estimated	Unrealized	Estimated
	losses	fair value	losses	fair value	losses	fair value
U.S. Government agency securities	$(3,942)	$71,058	$(132)	$1,018	$(4,074)	$72,076
Mortgage-backed securities:
Pass-through certificates:
GSE	(8,112)	142,605	(32,234)	289,890	(40,346)	432,495
REMICs:
GSE	(8,303)	180,612	(7,843)	84,112	(16,146)	264,724
Other debt securities:
Corporate bonds	(842)	35,778	(6,029)	129,174	(6,871)	164,952
Total	$(21,199)	$430,053	$(46,238)	$504,194	$(67,437)	$934,247

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)
The Company held 114 pass-through mortgage-backed securities issued or guaranteed by GSEs, 77 REMIC mortgage-backed securities issued or guaranteed by GSEs, 18 corporate bonds, and five U.S. Government agency securities that were in a continuous unrealized loss position of twelve months or greater at September 30, 2023. There were 11 pass-through mortgage-backed securities issued or guaranteed by GSEs and one municipal bond that were in an unrealized loss position of less than twelve months at September 30, 2023. Substantially all securities referred to above were rated investment grade at September 30, 2023.

Available for sale debt securities in unrealized loss positions are evaluated for impairment related to credit losses on a quarterly basis. In performing an assessment of whether any decline in fair value is due to a credit loss, the Company considers the extent to which the fair value is less than the amortized cost, changes in credit ratings, any adverse economic conditions, as well as all relevant information at the individual security level such as credit deterioration of the issuer or collateral underlying the security. In assessing the impairment, the Company compares the present value of cash flows expected to be collected with the amortized cost basis of the security. If it is determined that the decline in fair value was due to credit losses, an allowance for credit losses is recorded, limited to the amount the fair value is less than amortized cost basis. The Company did not recognize any allowance for credit losses on its available-for-sale debt securities as of September 30, 2023 or December 31, 2022.

The non-credit related decrease in the fair value, such as a decline due to changes in market interest rates, is recorded in other comprehensive income, net of tax. The Company also assesses its intent to sell the securities (as well as the likelihood of a near-term recovery). If the Company intends to sell an available-for-sale debt security or it is more likely than not that it will be required to sell the security before recovery of its amortized cost basis, the debt security is written down to its fair value and the write down is charged to the debt security’s fair value at the reporting date with any incremental impairment reported in earnings.

The Company has made the accounting policy election to exclude accrued interest receivable on available-for-sale securities from the estimate of credit losses. Accrued interest receivable associated with debt securities available-for-sale totaled $1.9 million and $2.8 million, at September 30, 2023 and December 31, 2022, respectively, and was reported in accrued interest receivable on the consolidated balance sheets. The Company elected not to measure an allowance for credit losses on accrued interest receivable, as an allowance on possible uncollectible accrued interest is not warranted.

Note 3 – Debt Securities Held-to-Maturity

The following is a summary of mortgage-backed securities held-to-maturity at September 30, 2023 and December 31, 2022 (in thousands):

	September 30, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Mortgage-backed securities:
Pass-through certificates:
GSE	$10,114	$—	$(743)	$9,371
Total securities held-to-maturity	$10,114	$—	$(743)	$9,371

	December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Mortgage-backed securities:
Pass-through certificates:
GSE	$10,760	$90	$(461)	$10,389
Total securities held-to-maturity	$10,760	$90	$(461)	$10,389

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)
Contractual maturities for mortgage-backed securities are not presented, as expected maturities on mortgage-backed securities may differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without penalties. There were no sales of held-to-maturity securities for the nine months ended September 30, 2023 or September 30, 2022.

At September 30, 2023 and December 31, 2022, debt securities held-to-maturity with a carrying value of $10.1 million and $2.0 million, respectively, were pledged to secure borrowings and deposits.

Gross unrealized losses on mortgage-backed securities held-to-maturity, and the estimated fair value of the related securities, aggregated by security category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2023 and December 31, 2022 were as follows (in thousands):

	September 30, 2023
	Less than 12 months		12 months or more		Total
	Unrealized	Estimated	Unrealized	Estimated	Unrealized	Estimated
	losses	fair value	losses	fair value	losses	fair value
Mortgage-backed securities:
Pass-through certificates:
GSE	$(210)	$5,948	$(533)	$3,423	$(743)	$9,371
Total	$(210)	$5,948	$(533)	$3,423	$(743)	$9,371

	December 31, 2022
	Less than 12 months		12 months or more		Total
	Unrealized	Estimated	Unrealized	Estimated	Unrealized	Estimated
	losses	fair value	losses	fair value	losses	fair value
Mortgage-backed securities:
Pass-through certificates:
GSE	$(461)	$7,433	$—	$—	$(461)	$7,433
Total	$(461)	$7,433	$—	$—	$(461)	$7,433

The Company held six pass-through mortgage-backed debt securities held-to-maturity issued or guaranteed by GSEs that were in a continuous unrealized loss position of twelve months or greater at September 30, 2023. The Company held five pass-through mortgage-backed debt securities held-to-maturity issued or guaranteed by GSEs that were in an unrealized loss position of less than twelve months at September 30, 2023.

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

The Company has made the accounting policy election to exclude accrued interest receivable on held-to-maturity securities from the estimate of credit losses. Accrued interest receivable associated with held-to-maturity securities totaling $37,000 and $39,000, at September 30, 2023 and December 31, 2022, respectively, was reported in accrued interest receivable on the consolidated balance sheets. The Company elected not to measure an allowance for credit losses on accrued interest receivable, as an allowance on possible uncollectible accrued interest is not warranted.

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)
Note 4 – Equity Securities

Equity securities totaled $10.6 million and $10.4 million at September 30, 2023 and December 31, 2022, respectively. Equity securities consisted of money market mutual funds recorded at fair value of $348,000 and $361,000 at September 30, 2023 and December 31, 2022, respectively, and an investment in a private SBA loan fund (the “SBA Loan Fund”) recorded at net asset value of $10.3 million and $10.1 million at September 30, 2023 and December 31, 2022, respectively. As the SBA Loan Fund operates as a private fund, its shares are not publicly traded and, therefore, have no readily determinable market value. The SBA Loan Fund was recorded at net asset value as a practical expedient for reporting fair value.

Note 5 – Loans

The following table summarizes the Company’s loans held-for-investment (in thousands):

	September 30,	December 31,
	2023	2022
Real estate loans:
Multifamily	$2,782,141	$2,824,579
Commercial mortgage	932,987	899,249
One-to-four family residential mortgage	164,525	173,946
Home equity and lines of credit	160,798	152,555
Construction and land	32,290	24,932
Total real estate loans	4,072,741	4,075,261
Commercial and industrial loans (1)	144,788	154,700
Other loans	2,074	2,230
Total commercial and industrial and other loans	146,862	156,930
Loans held-for-investment (excluding purchased credit-deteriorated (“PCD”) loans)	4,219,603	4,232,191
PCD loans	10,371	11,502
Total loans held-for-investment	4,229,974	4,243,693
Allowance for credit losses	(38,480)	(42,617)
Net loans held-for-investment	$4,191,494	$4,201,076

(1) Included in commercial and industrial loans at September 30, 2023 and December 31, 2022 are Payment Protection Program ("PPP") loans totaling $325,000 and $5.1 million, respectively.

The Company had $950,000 of loans held-for-sale at September 30, 2023 and no loans held-for-sale at December 31, 2022.

In addition to originating loans, the Company may acquire loans through portfolio purchases or acquisitions of other companies. Purchased loans that have evidence of more than insignificant credit deterioration since origination are deemed PCD loans. For PCD loans, each loan pool is accounted for as a single asset with a single composite interest rate and an aggregate expectation of cash flows. PCD loans totaled $10.4 million at September 30, 2023, as compared to $11.5 million at December 31, 2022. The majority of the PCD loan balances were acquired as part of a Federal Deposit Insurance Corporation-assisted transaction. At September 30, 2023, PCD loans consisted of approximately 10% home equity loans, 27% commercial real estate loans, 55% commercial and industrial loans, and 8% in one-to-four family residential loans. At December 31, 2022, PCD loans consisted of approximately 9% one-to-four family residential loans, 28% commercial real estate loans, 53% commercial and industrial loans, and 10% in home equity loans.

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

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

The following table presents the Company’s loans held-for-investment and current period gross charge-offs, excluding PCD loans, by loan class, credit risk ratings and year of origination, at September 30, 2023 (in thousands):

	September 30, 2023
	2023	2022	2021	2020	2019	Prior	Revolving Loans	Total
Real Estate:
Multifamily
Pass	$86,526	$617,861	$652,903	$470,913	$250,844	$693,124	$601	$2,772,772
Special mention	—	—	—	—	—	331	—	331
Substandard	—	—	—	—	—	9,038	—	9,038
Total multifamily	86,526	617,861	652,903	470,913	250,844	702,493	601	2,782,141
Commercial
Pass	84,267	209,944	156,104	66,719	88,529	310,461	2,143	918,167
Special mention	—	—	—	—	—	722	—	722
Substandard	—	2,851	—	—	—	10,947	300	14,098
Total commercial	84,267	212,795	156,104	66,719	88,529	322,130	2,443	932,987
One-to-four family residential
Pass	6,226	27,036	12,115	8,435	9,138	99,554	952	163,456
Special mention	—	—	—	—	—	352	—	352
Substandard	—	—	—	—	—	717	—	717
Total one-to-four family residential	6,226	27,036	12,115	8,435	9,138	100,623	952	164,525
Home equity and lines of credit
Pass	18,647	34,510	15,648	7,357	5,512	14,314	64,478	160,466
Special mention	—	—	—	—	—	68	—	68
Substandard	—	—	22	—	90	152	—	264
Total home equity and lines of credit	18,647	34,510	15,670	7,357	5,602	14,534	64,478	160,798
Construction and land
Pass	753	8,319	1,725	10,251	1,213	7,378	2,651	32,290
Total construction and land	753	8,319	1,725	10,251	1,213	7,378	2,651	32,290
Total real estate loans	196,419	900,521	838,517	563,675	355,326	1,147,158	71,125	4,072,741
Commercial and industrial
Pass	7,025	27,846	18,348	2,932	2,818	8,032	61,651	128,652
Special mention	—	250	—	61	—	106	—	417
Substandard	5	941	14,196	116	96	365	—	15,719
Total commercial and industrial	7,030	29,037	32,544	3,109	2,914	8,503	61,651	144,788
Current period gross charge-offs	1,488	2,164	1,101	437	12	113	—	5,315
Other
Pass	1,950	—	—	56	—	14	44	2,064
Substandard	—	—	—	—	—	—	10	10
Total other	1,950	—	—	56	—	14	54	2,074
Total loans held-for-investment	$205,399	$929,558	$871,061	$566,840	$358,240	$1,155,675	$132,830	$4,219,603
Total current-period gross charge-offs	$1,488	$2,164	$1,101	$437	$12	$113	$—	$5,315

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

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

Past Due and Non-Accrual Loans

Included in loans receivable held-for-investment are loans for which the accrual of interest income has been discontinued due to deterioration in the financial condition of the borrowers. The recorded investment of these non-accrual loans was $9.6 million and $9.8 million at September 30, 2023 and December 31, 2022, respectively. Generally, originated loans are placed on non-accrual status when they become 90 days or more delinquent, or sooner if considered appropriate by management, and remain on non-accrual status until they are brought current, have six consecutive months of performance under the loan terms, and factors indicating reasonable doubt about the timely collection of payments no longer exist.
Therefore, loans may be current in accordance with their loan terms, or may be less than 90 days delinquent and still be on a non-accruing status.

When an individual loan no longer demonstrates the similar credit risk characteristics as other loans within its current segment, the Company evaluates each for expected credit losses on an individual basis. All non-accrual loans $500,000 and above and all loans designated as TDRs prior to the adoption of ASU 2022-02 are individually evaluated. The non-accrual amounts included in loans individually evaluated for impairment were $5.0 million and $5.2 million at September 30, 2023, and December 31, 2022, respectively. Loans on non-accrual status with principal balances less than $500,000, and therefore not meeting the Company's definition of an impaired loan, amounted to $4.6 million at both September 30, 2023 and December 31, 2022, respectively. Loans past due 90 days or more and still accruing interest were $592,000 and $425,000 at September 30, 2023 and December 31, 2022, respectively, and consisted of loans that are well-secured and in the process of collection.

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)
The following tables set forth the detail, and delinquency status, of non-performing loans (non-accrual loans and loans past due 90 days or more and still accruing), net of deferred fees and costs, at September 30, 2023, and December 31, 2022, excluding PCD loans (in thousands):

	September 30, 2023
	Total Non-Performing Loans
	Non-Accruing Loans
	Current	30-89 Days Past Due	90 Days or More Past Due	Total	90 Days or More Past Due and Accruing	Total Non-Performing Loans
Loans held-for-investment:
Real estate loans:
Multifamily
Substandard	$2,248	$—	$825	$3,073	$209	$3,282
Total multifamily	2,248	—	825	3,073	209	3,282
Commercial
Substandard	2,875	—	2,560	5,435	114	5,549
Total commercial	2,875	—	2,560	5,435	114	5,549
One-to-four family residential
Substandard	79	—	27	106	139	245
Total one-to-four family residential	79	—	27	106	139	245
Home equity and lines of credit
Pass	—	—	—	—	39	39
Substandard	22	—	76	98	76	174
Total home equity and lines of credit	22	—	76	98	115	213
Total real estate	5,224	—	3,488	8,712	577	9,289
Commercial and industrial loans
Pass	—	—	—	—	15	15
Substandard	97	—	751	848	—	848
Total commercial and industrial loans	97	—	751	848	15	863
Other loans
Substandard	—	—	10	10	—	10
Total other	—	—	10	10	—	10
Total non-performing loans	$5,321	$—	$4,249	$9,570	$592	$10,162

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

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)
The following tables set forth the detail and delinquency status of loans held-for-investment, excluding PCD loans, net of deferred fees and costs, at September 30, 2023, and December 31, 2022 (in thousands):

	September 30, 2023
		Past Due Loans
	30-89 Days Past Due	90 Days or More Past Due	90 Days or More Past Due and Accruing	Total Past Due	Current	Total Loans Receivable, net
Loans held-for-investment:
Real estate loans:
Multifamily
Pass	$178	$—	$—	$178	$2,772,594	$2,772,772
Special mention	—	—	—	—	331	331
Substandard	—	825	209	1,034	8,004	9,038
Total multifamily	178	825	209	1,212	2,780,929	2,782,141
Commercial
Pass	716	—	—	716	917,451	918,167
Special mention	—	—	—	—	722	722
Substandard	1,176	2,560	114	3,850	10,248	14,098
Total commercial	1,892	2,560	114	4,566	928,421	932,987
One-to-four family residential
Pass	2,643	—	—	2,643	160,813	163,456
Special mention	65	—	—	65	287	352
Substandard	—	27	139	166	551	717
Total one-to-four family residential	2,708	27	139	2,874	161,651	164,525
Home equity and lines of credit
Pass	1,116	—	39	1,155	159,311	160,466
Special mention	—	—	—	—	68	68
Substandard	90	76	76	242	22	264
Total home equity and lines of credit	1,206	76	115	1,397	159,401	160,798
Construction and land
Pass	—	—	—	—	32,290	32,290
Total construction and land	—	—	—	—	32,290	32,290
Total real estate	5,984	3,488	577	10,049	4,062,692	4,072,741
Commercial and industrial
Pass	1,574	—	15	1,589	127,063	128,652
Special mention	293	—	—	293	124	417
Substandard	250	751	—	1,001	14,718	15,719
Total commercial and industrial	2,117	751	15	2,883	141,905	144,788
Other loans
Pass	4	—	—	4	2,060	2,064
Substandard	—	10	—	10	—	10
Total other loans	4	10	—	14	2,060	2,074
Total loans held-for-investment	$8,105	$4,249	$592	$12,946	$4,206,657	$4,219,603

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

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)
The following tables summarize information on non-accrual loans, excluding PCD loans, as of September 30, 2023 and December 31, 2022 (in thousands):

	September 30, 2023
	Recorded Investment	Unpaid Principal Balance	With No Related Allowance
Real estate loans:
Multifamily	$3,073	$3,360	$1,917
Commercial	5,435	5,890	3,019
One-to-four family residential	106	106	—
Home equity and lines of credit	98	348	—
Commercial and industrial	848	4,468	80
Other	10	9	—
Total non-accrual loans	$9,570	$14,181	$5,016

	December 31, 2022
	Recorded Investment	Unpaid Principal Balance	With No Related Allowance
Real estate loans:
Multifamily	$3,285	$3,294	$2,050
Commercial	5,184	5,639	3,069
One-to-four family residential	118	118	—
Home equity and lines of credit	262	512	—
Commercial and industrial	964	1,288	67
Total non-accrual loans	$9,813	$10,851	$5,186

The following table summarizes interest income on non-accrual loans, excluding PCD loans, during the three and nine months ended September 30, 2023 and September 30, 2022 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Real estate loans:
Multifamily	$41	$25	$144	$73
Commercial	63	26	183	108
One-to-four family residential	1	—	6	10
Home equity and lines of credit	—	5	1	16
Commercial and industrial	48	6	77	14
Total interest income on non-accrual loans	$153	$62	$411	$221

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)
Collateral-Dependent Loans

Loans for which the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral are considered to be collateral-dependent loans. Collateral can have a significant financial effect in mitigating exposure to credit risk and, where there is sufficient collateral, an allowance for credit losses is not recognized or is minimal. For collateral-dependent loans, the allowance for credit losses is individually assessed based on the fair value of the collateral less estimated costs of sale. The Company's collateral-dependent loans are secured by real estate. Collateral values are generally based on appraisals which are adjusted for changes in market indices. As of September 30, 2023 and December 31, 2022, the Company had $7.0 million and $7.4 million of collateral-dependent impaired loans, respectively. The collateral-dependent loans at September 30, 2023 consisted of $4.7 million of commercial real estate loans, $1.9 million of multifamily loans, and $309,000 of one-to-four family residential loans. For the nine months ended September 30, 2023, there was no significant deterioration or changes in the collateral securing these loans.

Loan Modifications Made to Borrowers Experiencing Financial Difficulty

Effective January 1, 2023, the Company adopted ASU 2022-02, which eliminated the accounting for TDRs while expanding loan modification and vintage disclosure requirements. See Note 1 to the consolidated financial statements for further information.

The following tables present the amortized cost basis at September 30, 2023 of loan modifications made to borrowers experiencing financial difficulty that were modified during the three and nine months ended September 30, 2023 by class and by type of modification (dollars in thousands):

	Three Months Ended September 30, 2023
	Payment Delay	Term Extension(1)	Payment Delay and Interest Rate Reduction	Payment Delay, Term Extension, and Interest Rate Reductions	Total	Percentage of Total Class of Financing Receivable
Commercial mortgage	$171	$—	$—	$—	$171	0.02%
Commercial and industrial	96	13,379	—	390	13,865	9.58%
Total loans	$267	$13,379	$—	$390	$14,036

	Nine Months Ended September 30, 2023
	Payment Delay	Term Extension(1)	Payment Delay and Interest Rate Reduction	Payment Delay, Term Extension, and Interest Rate Reductions	Total	Percentage of Total Class of Financing Receivable
Commercial mortgage	$236	$—	$—	$—	$236	0.03%
Commercial and industrial	96	13,379	208	636	14,319	9.89%
Total loans	$332	$13,379	$208	$636	$14,555

(1) Represents one loan that was risk rated substandard and was modified during the three months ended September 30, 2023, to receive a maturity extension of 90-days through November 1, 2023. This loan previously had multiple extensions. The loan was originally downgraded to substandard due to operating losses, however the current debt service coverage ratio is 1.84x and the loan is adequately secured by receivables in excess of $18 million. The loan is current as of September 30, 2023.

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)
The following table presents the financial effect of loan modifications made to borrowers experiencing financial difficulty during the three and nine months ended September 30, 2023 (in thousands):

	Weighted-Average Term Extension (in months)	Weighted-Average Interest Rate Reduction
Three Months Ended September 30, 2023
Commercial and industrial	3.4	2.87%
Nine Months Ended September 30, 2023
Commercial and industrial	3.5	3.75%
No modifications involved forgiveness of principal. There were no commitments to lend additional funds to borrowers experiencing financial difficulty whose terms have been restructured at September 30, 2023.
For restructured loans, a subsequent payment default is defined in terms of delinquency, when a principal or interest payment is 90 days past due or classified into non-accrual status during the reporting period. Of the loans restructured during the three and nine months ended September 30, 2023 (since adoption of ASU 2022-02), there was one commercial and industrial loan with a balance of approximately $76,000 that subsequently defaulted and was charged-off during the quarter ended September 30, 2023.

The Company closely monitors the performance of loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of the modification efforts. The following tables present the aging analysis of loan modifications made to borrowers experiencing financial difficulty during the three and nine months ended September 30, 2023 (in thousands):

	Three Months Ended September 30, 2023
	Current	30-89 Days Past Due	90 Days or More Past Due	Non-Accrual	Total
Commercial mortgage	$—	$—	$—	$171	$171
Commercial and industrial	13,865	—	—	—	13,865
Total loans	$13,865	$—	$—	$171	$14,036

	Nine Months Ended September 30, 2023
	Current	30-89 Days Past Due	90 Days or More Past Due	Non-Accrual	Total
Commercial mortgage	$—	$65	$—	$171	$236
Commercial and industrial	14,319	—	—	—	14,319
Total loans	$14,319	$65	$—	$171	$14,555

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

At September 30, 2022, there were no restructured TDRs during the preceding twelve months that subsequently defaulted.

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

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)
Allowance for Individually Evaluated Loans

The Company measures specific reserves for individual loans that do not share common risk characteristics with other loans, consisting of all loans previously modified as TDRs and non-accrual loans with an outstanding balance of $500,000 or greater. Loans individually evaluated for impairment are assessed to determine whether the loan’s carrying value is not in excess of the estimated fair value of the collateral less cost to sell, if the loan is collateral-dependent, or the present value of the expected future cash flows, if the loan is not collateral-dependent. Management performs an evaluation of each impaired loan and generally obtains updated appraisals as part of the evaluation. In addition, management adjusts estimated fair values down to appropriately consider recent market conditions, our willingness to accept a lower sales price to effect a quick sale, and costs to dispose of any supporting collateral. Determining the estimated fair value of underlying collateral (and related costs to sell) can be difficult in illiquid real estate markets and is subject to significant assumptions and estimates. Management employs an independent third-party management firm that specializes in appraisal preparation and review to ascertain the reasonableness of updated appraisals. Projecting the expected cash flows for modified loans which are not collateral-dependent is inherently subjective and requires, among other things, an evaluation of the borrower’s current and projected financial condition. Actual results may be significantly different than our projections and our established allowance for credit losses on these loans, which could have a material effect on our financial results. Individually impaired loans that have no impairment losses are not considered for collective allowances described earlier. At September 30, 2023 and December 31, 2022, the ACL for loans individually evaluated for impairment was $45,300 and $38,200, respectively.

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

The table below summarizes the allowance for credit losses for off-balance sheet credit exposures as of, and for, the three and nine months ended September 30, 2023, and September 30, 2022 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Balance at beginning of period	$241	$2,480	$791	$1,852
Provision (benefit) for credit losses	160	(1,888)	(390)	(1,260)
Balance at end of period	$401	$592	$401	$592

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)
The following tables set forth activity in our allowance for credit losses on loans, by loan type, as of, and for the three and nine months ended September 30, 2023, and September 30, 2022 (in thousands):

	Three Months Ended September 30, 2023
	Real Estate
	Commercial (1)	One-to-Four Family	Home Equity and Lines of Credit	Construction and Land	Commercial and Industrial	Other	Total Loans (excluding PCD)	PCD	Total
Allowance for credit losses:
Beginning balance	$24,733	$3,814	$1,278	$301	$7,295	$7	$37,428	$3,726	$41,154
Charge-offs	—	—	—	—	(2,904)	—	(2,904)	—	(2,904)
Recoveries	14	—	—	—	20	—	34	8	42
Provisions (credit)	(409)	(243)	77	(2)	1,391	—	814	(626)	188
Ending balance	$24,338	$3,571	$1,355	$299	$5,802	$7	$35,372	$3,108	$38,480

	Three Months Ended September 30, 2022
	Real Estate
	Commercial (1)	One-to-Four Family	Home Equity and Lines of Credit	Construction and Land	Commercial and Industrial	Other	Total Loans (excluding PCD)	PCD	Total
Allowance for credit losses:
Beginning balance	$28,065	$3,005	$802	$285	$2,705	$11	$34,873	$4,158	$39,031
Charge-offs	—	—	—	—	—	—	—	(75)	(75)
Recoveries	4	7	19	—	12	4	46	178	224
Provisions (credit)	2,117	553	53	(10)	238	(9)	2,942	(239)	2,703
Ending balance	$30,186	$3,565	$874	$275	$2,955	$6	$37,861	$4,022	$41,883

(1) Commercial includes commercial real estate loans collateralized by owner-occupied, non-owner occupied, and multifamily properties.

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

	Nine Months Ended September 30, 2023
	Real Estate
	Commercial (1)	One-to-Four Family	Home Equity and Lines of Credit	Construction and Land	Commercial and Industrial	Other	Total Loans (excluding PCD)	PCD	Total
Allowance for credit losses:
Beginning balance	$29,485	$3,936	$866	$324	$4,114	$9	$38,734	$3,883	$42,617
Charge-offs	—	—	—	—	(5,315)	—	(5,315)	(8)	(5,323)
Recoveries	48	—	1	—	47	—	96	8	104
Provisions (credit)	(5,195)	(365)	488	(25)	6,956	(2)	1,857	(775)	1,082
Ending balance	$24,338	$3,571	$1,355	$299	$5,802	$7	$35,372	$3,108	$38,480

	Nine Months Ended September 30, 2022
	Real Estate
	Commercial (1)	One-to-Four Family	Home Equity and Lines of Credit	Construction and Land	Commercial and Industrial	Other	Total Loans (excluding PCD)	PCD	Total
Allowance for credit losses:
Beginning balance	$26,785	$3,545	$560	$169	$3,173	$9	$34,241	$4,732	$38,973
Charge-offs	—	—	—	—	(185)	—	(185)	(600)	(785)
Recoveries	101	7	19	—	131	4	262	178	440
Provisions (credit)	3,300	13	295	106	(164)	(7)	3,543	(288)	3,255
Ending balance	$30,186	$3,565	$874	$275	$2,955	$6	$37,861	$4,022	$41,883

(1) Commercial includes commercial real estate loans collateralized by owner-occupied, non-owner occupied, and multifamily properties.

The allowance for credit losses on loans decreased to $38.5 million at September 30, 2023, compared to $42.6 million as of December 31, 2022, primarily due to a decrease in loan balances, a decrease in reserves related to non-economic qualitative loss factors in the multifamily and commercial real estate portfolios, and a decrease in reserves related to the PCD portfolio, attributable to improved cash flow and higher charge-offs.

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)
The following tables detail the amount of loans receivable held-for-investment, net of deferred loan fees and costs, that are evaluated, individually and collectively, for impairment, and the related portion of the allowance for credit losses that is allocated to each loan portfolio segment, at September 30, 2023 and December 31, 2022 (in thousands):

	September 30, 2023
	Real Estate
	Commercial (1)	One-to-Four Family	Home Equity and Lines of Credit	Construction and Land	Commercial and Industrial	Other	Total Loans (excluding PCD)	PCD	Total
Allowance for credit losses:
Ending balance: individually evaluated for impairment	$24	$—	$3	$—	$18	$—	$45	$—	$45
Ending balance: collectively evaluated for impairment	24,313	3,571	1,353	299	5,784	7	35,327	—	35,327
Ending balance: PCD loans evaluated for impairment (2)	—	—	—	—	—	—	—	3,108	3,108
Loans, net:
Ending balance	$3,715,128	$164,525	$160,798	$32,290	$144,788	$2,074	$4,219,603	$10,371	$4,229,974
Ending balance: individually evaluated for impairment	7,681	624	24	—	87	—	8,416	—	8,416
Ending balance: collectively evaluated for impairment	3,707,447	163,901	160,774	32,290	144,376	2,074	4,210,862	—	4,210,862
Ending balance: PCD loans evaluated for impairment (2)	—	—	—	—	—	—	—	10,371	10,371
PPP loans not evaluated for impairment (3)	—	—	—	—	325	—	325	—	325

	December 31, 2022
	Real Estate
	Commercial (1)	One-to-Four Family	Home Equity and Lines of Credit	Construction and Land	Commercial and Industrial	Other	Total Loans (excluding PCD)	PCD	Total
Allowance for credit losses:
Ending balance: individually evaluated for impairment	$18	$—	$2	$—	$18	$—	$38	$—	$38
Ending balance: collectively evaluated for impairment	29,467	3,936	864	324	4,096	9	38,696	—	38,696
Ending balance: PCD loans evaluated for impairment (2)	—	—	—	—	—	—	—	3,883	3,883
Loans, net:
Ending balance	$3,723,828	$173,946	$152,555	$24,932	$154,700	$2,230	$4,232,191	$11,502	$4,243,693
Ending balance: individually evaluated for impairment	8,152	666	27	—	94	—	8,939	—	8,939
Ending balance: collectively evaluated for impairment	3,715,676	173,280	152,528	24,932	149,463	2,230	4,218,109	—	4,218,109
Ending balance: PCD loans evaluated for impairment (2)	—	—	—	—	—	—	—	11,502	11,502
PPP loans not evaluated for impairment (3)	—	—	—	—	5,143	—	5,143	—	5,143

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

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)
Note 7 – Deposits

Deposit account balances are summarized as follows (in thousands):

	September 30, 2023	December 31, 2022
Non-interest-bearing checking	$727,605	$852,660
Negotiable orders of withdrawal (“NOW”) and interest-bearing checking	1,150,647	1,132,290
Savings and money market	1,259,519	1,425,247
Certificates of deposit	530,742	740,022
Total deposits	$3,668,513	$4,150,219

Interest expense on deposit accounts is summarized for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
NOW and interest-bearing checking, savings, and money market	$8,865	$701	$19,194	$1,871
Certificates of deposit	4,749	1,420	12,724	2,743
Total interest expense on deposit accounts	$13,614	$2,121	$31,918	$4,614

Note 8 – Subordinated Debt

On June 17, 2022, the Company issued $62.0 million in aggregate principal amount of fixed-to-floating subordinated notes (the “Notes”) to certain institutional investors. The Notes mature on June 30, 2032, unless redeemed earlier. The Notes initially bear interest, payable semi-annually in arrears, at a fixed rate of 5.00% per annum until June 30, 2027. Beginning June 30, 2027 and until maturity or redemption, the interest rate applicable to the outstanding principal amount of the Notes due will reset quarterly to an interest rate per annum equal to the then current three-month Secured Overnight Financing Rate plus 200 basis points, payable quarterly in arrears. The Company has the option to redeem the Notes, at par and in whole or in part, beginning on June 30, 2027 and to redeem the Notes at any time in whole upon certain other events. Any redemption of the Notes will be subject to prior regulatory approval to the extent required. Debt issuance costs totaled $1.1 million and are being amortized to maturity. The Company recognized amortization expense of $56,000 and $167,000 for the three and nine months ended September 30, 2023, respectively. The Company recognized amortization expense of $56,000 for both the three and nine months ended September 30, 2022. The Company intends to use the net proceeds from the issuance of the Notes for general corporate purposes, including to fund potential repurchases of shares of the Company’s outstanding common stock.

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)
Note 9 – Equity Incentive Plans

The following table is a summary of the Company’s stock options outstanding as of September 30, 2023, and changes therein during the nine months then ended.

	Number of Stock Options	Weighted Average Grant Date Fair Value	Weighted Average Exercise Price	Weighted Average Contractual Life (years)
Outstanding - December 31, 2022	1,582,826	$4.03	$14.04	2.01
Forfeited or cancelled	(30,920)	3.97	13.79	—
Exercised	(7,600)	3.91	13.13	—
Outstanding - September 30, 2023	1,544,306	4.03	14.05	1.26
Exercisable - September 30, 2023	1,544,306	4.03	14.05	1.26
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

The following is a summary of the status of the Company’s restricted stock awards and performance-based restricted stock units at September 30, 2023, and changes therein during the nine months then ended.

	Number of Shares Awarded	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2022	321,501	$14.66
Granted	192,249	14.37
Incremental performance-based restricted stock units earned	10,353	—
Vested	(124,586)	13.96
Forfeited	(37,123)	14.33
Non-vested at September 30, 2023	362,394	14.36

Expected future stock award expense related to the non-vested restricted share awards and performance-based restricted stock units as of September 30, 2023, was $3.7 million over a weighted average period of 1.9 years.
During the three months ended September 30, 2023 and September 30, 2022, the Company recorded $577,000 and $456,000, respectively, of stock-based compensation related to the above plan. During the nine months ended September 30, 2023 and September 30, 2022, the Company recorded $1.8 million and $1.3 million, respectively, of stock-based compensation related to the above plan.

Note 10 – Fair Value Measurements
The following tables present the assets reported on the consolidated balance sheets at their estimated fair value as of September 30, 2023, and December 31, 2022, by level within the fair value hierarchy as required by the Fair Value Measurements and Disclosures Topic of the FASB ASC. Financial assets and liabilities are classified in their entirety based on the level of input that is significant to the fair value measurement. The fair value hierarchy is as follows:

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

	Fair Value Measurements at September 30, 2023 Using:
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Measured on a recurring basis:
Assets:
Investment securities:
Debt securities available-for-sale:
U.S. Government agency	$72,309	$—	$72,309	$—
Mortgage-backed securities:
Pass-through certificates:
GSE	347,044	—	347,044	—
REMICs:
GSE	221,560	—	221,560	—
	568,604	—	568,604	—
Other debt securities:
Municipal bonds	763	—	763	—
Corporate bonds	102,023	—	102,023	—
	102,786	—	102,786	—
Total debt securities available-for-sale	743,699	—	743,699	—
Trading securities	11,504	11,504	—	—
Equity securities (1)	348	348	—	—
Total	$755,551	$11,852	$743,699	$—
Measured on a non-recurring basis:
Assets:
Loans individually evaluated for impairment:
Real estate loans:
Commercial real estate	$2,376	$—	$—	$2,376
Multifamily	1,917	—	—	1,917
Home equity and lines of credit	21	—	—	21
Total individually evaluated real estate loans	4,314	—	—	4,314
Commercial and industrial loans	60	—	—	60
Total	$4,374	$—	$—	$4,374

(1) Excludes investment measured at net asset value of $10.3 million at September 30, 2023, which has not been classified in the fair value hierarchy.

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
The following table presents qualitative information for Level 3 assets measured at fair value on a non-recurring basis at September 30, 2023 and December 31, 2022 (dollars in thousands):

	Fair Value		Valuation Methodology	Unobservable Inputs	Range of Inputs
	September 30, 2023	December 31, 2022			September 30, 2023	December 31, 2022
Individually evaluated loans	$4,374	$4,640	Appraisals	Discount for costs to sell	7.0%	7.0%
				Discount for quick sale	10.0%	10.0%
			Discounted cash flows	Interest rates	4.88% to 7.50%	4.88% to 7.50%

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)
The valuation techniques described below were used to measure fair value of financial instruments in the tables below on a recurring basis and a non-recurring basis at September 30, 2023, and December 31, 2022.
Debt Securities Available for Sale: The estimated fair values for mortgage-backed securities, corporate, and other debt securities are obtained from an independent nationally recognized third-party pricing service. The estimated fair values are derived primarily from cash flow models, which include assumptions for interest rates, credit losses, and prepayment speeds. Broker/dealer quotes are utilized as well, when such quotes are available and deemed representative of the market. The significant inputs utilized in the cash flow models are based on market data obtained from sources independent of the Company (Observable Inputs), and are therefore classified as Level 2 within the fair value hierarchy. There were no transfers of securities between Level 1 and Level 2 during the nine months ended September 30, 2023 or September 30, 2022.
Trading Securities: Fair values are derived from quoted market prices in active markets. The assets consist of publicly traded mutual funds.

Equity Securities: Fair values of equity securities consisting of publicly traded mutual funds are derived from quoted market prices in active markets.

Loans Individually Evaluated for Impairment: At September 30, 2023 and December 31, 2022, the Company had loans individually evaluated for impairment (excluding PCD loans) with outstanding principal balances of $6.1 million and $6.7 million, respectively, which were recorded at their estimated fair value of $4.4 million and $4.6 million, respectively. The Company recorded net increases in the specific reserve for impaired loans of $7,100 and $15,400 for the nine months ended September 30, 2023 and September 30, 2022, respectively. Net charge-offs of $5.2 million and $345,000 were recorded for the nine months ended September 30, 2023 and September 30, 2022, respectively, utilizing Level 3 inputs. For purposes of estimating the fair value of impaired loans, management utilizes independent appraisals, if the loan is collateral-dependent, adjusted downward by management, as necessary, for changes in relevant valuation factors subsequent to the appraisal date, or the present value of expected future cash flows for non-collateral dependent loans and TDRs.

Other Real Estate Owned: At September 30, 2023 and December 31, 2022, the Company had no assets acquired through foreclosure.

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

(d)    Federal Home Loan Bank of New York Stock
Federal Home Loan Bank of New York (“FHLBNY”) stock is carried at cost, which approximates fair value, since this is the amount for which it could be redeemed and there is no active market for this stock.

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

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)
The estimated fair values of the Company’s significant financial instruments at September 30, 2023 and December 31, 2022, are presented in the following tables (in thousands):

	September 30, 2023
		Estimated Fair Value
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$80,556	$80,556	$—	$—	$80,556
Trading securities	11,504	11,504	—	—	11,504
Debt securities available-for-sale	743,699	—	743,699	—	743,699
Debt securities held-to-maturity	10,114	—	9,371	—	9,371
Equity securities (1)	348	348	—	—	348
FHLBNY stock, at cost	41,165	—	41,165	—	41,165
Loans held-for-sale	950	—	—	950	950
Net loans held-for-investment	4,191,494	—	—	3,942,539	3,942,539
Derivative assets	6,515	—	6,515	—	6,515
Financial liabilities:
Deposits	$3,668,513	$—	$3,669,988	$—	$3,669,988
FHLB advances and other borrowings (including securities sold under agreements to repurchase)	918,973	—	850,551	—	850,551
Subordinated debentures, net of issuance costs	61,163	—	45,196	—	45,196
Advance payments by borrowers for taxes and insurance	25,968	—	25,968	—	25,968
Derivative liabilities	6,516	—	6,516	—	6,516

(1) Excludes investment measured at net asset value of $10.3 million at September 30, 2023, which has not been classified in the fair value hierarchy.

	December 31, 2022
		Estimated Fair Value
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$45,799	$45,799	$—	$—	$45,799
Trading securities	10,751	10,751	—	—	10,751
Debt securities available-for-sale	952,173	—	952,173	—	952,173
Debt securities held-to-maturity	10,760	—	10,389	—	10,389
Equity securities (1)	361	361	—	—	361
FHLBNY stock, at cost	30,382	—	30,382	—	30,382
Net loans held-for-investment	4,201,076	—	—	4,016,849	4,016,849
Derivative assets	5,321	—	5,321	—	5,321
Financial liabilities:
Deposits	$4,150,219	$—	$4,148,938	$—	$4,148,938
FHLB advances and other borrowings (including securities sold under agreements to repurchase)	583,859	—	564,588	—	564,588
Subordinated debentures, net of issuance costs	60,996		54,393		54,393
Advance payments by borrowers for taxes and insurance	25,995	—	25,995	—	25,995
Derivative liabilities	5,321	—	5,321	—	5,321

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

Diluted earnings per share is computed using the same method as basic earnings per share, but reflects the potential dilution that could occur if stock options were exercised and converted into common stock and unvested shares of restricted stock and performance-based restricted stock units vested. These potentially dilutive shares are then included in the weighted average number of shares outstanding for the period using the treasury stock method. When applying the treasury stock method, we added the assumed proceeds from option exercises and the average unamortized compensation costs related to unvested shares of restricted stock, performance-based restricted stock units and stock options. We then divided this sum by our average stock price for the period to calculate assumed shares repurchased. The excess of the number of shares issuable over the number of shares assumed to be repurchased is added to basic weighted average common shares to calculate diluted earnings per share.

The following is a summary of the Company’s earnings per share calculations and reconciliation of basic to diluted earnings per share for the periods indicated (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income available to common stockholders	$8,181	$16,979	$29,447	$46,980

Weighted average shares outstanding-basic	42,866,246	46,047,104	43,848,873	46,486,086
Effect of non-vested restricted stock and stock, performance-based restricted stock units and options outstanding	51,928	189,557	78,477	170,997
Weighted average shares outstanding-diluted	42,918,174	46,236,661	43,927,350	46,657,083
Earnings per share-basic	$0.19	$0.37	$0.67	$1.01
Earnings per share-diluted	$0.19	$0.37	$0.67	$1.01
Anti-dilutive shares	1,707,261	738,103	1,492,290	978,187

Note 12 – Leases

The Company’s leases primarily relate to real estate property for branches and office space with terms extending from two months up to 31.8 years. At September 30, 2023, all of the Company’s leases are classified as operating leases, which are required to be recognized on the consolidated balance sheets as a right-of-use asset and a corresponding lease liability.

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

At September 30, 2023, the Company’s operating lease right-of-use assets and operating lease liabilities included on the consolidated balance sheet were $31.4 million and $36.5 million, respectively. At December 31, 2022, the Company’s operating lease right-of-use assets and operating lease liabilities included on the consolidated balance sheet were $34.3 million and $39.8 million, respectively. Operating lease expense is recognized on a straight-line basis over the lease term, while variable lease payments are recognized as incurred. Variable lease payments include common area maintenance charges, real estate taxes, repairs and maintenance costs and utilities. Operating and variable lease expenses are recorded in occupancy expense on the consolidated statements of comprehensive income.
Supplemental lease information at or for the three and nine months ended September 30, 2023, and September 30, 2022 is as follows (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

Operating lease cost	$1,471	$1,499	$4,482	$4,489
Variable lease cost	1,067	964	2,909	2,792
Net lease cost	$2,538	$2,463	$7,391	$7,281
Cash paid for amounts included in measurement of operating lease liabilities	$1,632	$1,590	$4,853	$4,751
Right-of-use assets obtained in exchange for new operating lease liabilities	$582	$—	$645	$4,983
Weighted average remaining lease term			11.10 years	11.29 years
Weighted average discount rate			3.59%	3.53%
The following table summarizes lease payment obligations for each of the next five years and thereafter in addition to a reconcilement to the Company's current lease liability (in thousands):

Year	Amount
2023	$1,635
2024	6,133
2025	5,792
2026	5,029
2027	4,068
Thereafter	23,146
Total lease payments	45,803
Less: imputed interest	(9,268)
Present value of lease liabilities	$36,535
During the nine months ended September 30, 2023, the Company entered into a new lease for commercial banking space in Elizabeth, New Jersey. The lease has an initial term of 10 years ending December 15, 2033 and undiscounted cash payments of approximately $850,000 in total.
Subsequent to the quarter end, the Company gave notice of its intent to exercise a five-year option on its Linden branch lease commencing March 1, 2024 through February 28, 2029. During the five year renewal term, the rent will be fixed at $19,657 per month for the entire five years totaling approximately $1.2 million.
As of September 30, 2023, the Company had not entered into any leases that have not yet commenced.

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
At September 30, 2023, the Company had nine interest rate swaps with a notional amount of $64.0 million. At December 31, 2022, the Company had seven interest rate swaps with a notional amount of $37.0 million. The Company recorded fee income related to these swaps of $20,000 and $251,000 for the three and nine months ended September 30, 2023, respectively. There was no fee income related to these swaps for the three and nine months ended September 30, 2022.

The table below presents the fair value of the derivatives as well as their location on the consolidated balance sheets (in thousands):

	Fair Value
Balance Sheet Location	September 30, 2023	December 31, 2022
Other assets	$6,515	$5,321
Other liabilities	6,516	5,321

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
•changes in the value of our goodwill or other intangible assets;
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
•Estimates relating to the allowance for credit losses require us to utilize a reasonable and supportable forecast period based upon forward-looking economic scenarios in order to estimate probability of default and loss given default rates, which our Current Expected Credit Losses (“CECL”) methodology encompasses;
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
Net income was $29.4 million for the nine months ended September 30, 2023, as compared to $47.0 million for the nine months ended September 30, 2022. Basic and diluted earnings per common share were $0.67 for the nine months ended September 30, 2023, compared to basic and diluted earnings per common share of $1.01 for the nine months ended September 30, 2022. For the nine months ended September 30, 2023, our return on average assets was 0.71%, as compared to 1.13% for the nine months ended September 30, 2022. For the nine months ended September 30, 2023, our return on average stockholders’ equity was 5.69% as compared to 8.73% for the nine months ended September 30, 2022. Net earnings for the nine months ended September 30, 2023, were down from the comparative prior year period primarily due to an increase in interest expense on deposits and borrowings, offset in part by an increase in interest income on loans. at December 31, 2022.
Total assets decreased by $164.2 million, or 2.9%, to $5.44 billion at September 30, 2023, from $5.60 billion at December 31, 2022. Total liabilities decreased $146.9 million, or 3.0%, to $4.75 billion at September 30, 2023, from $4.90 billion at December 31, 2022.
Recent Developments
Bank failures earlier in the year led to uncertainty and volatility in the financial services industry. In response to these events, the Company took a series of precautionary measures, which included expanding and optimizing its funding and contingency funding sources; enhanced monitoring of deposit and funding flows; evaluating supplemental liquidity and capital resources; and curtailing loan originations. Refer to the “Liquidity and Capital Resources” section for further information regarding liquidity.
Comparison of Financial Condition at September 30, 2023 and December 31, 2022
Total assets decreased by $164.2 million, or 2.9%, to $5.44 billion at September 30, 2023, from $5.60 billion at December 31, 2022. The decrease was primarily due to a decrease in available-for-sale debt securities of $208.5 million, or 21.9%, and loans receivable of $12.8 million, or 0.3%, partially offset by increases in cash and cash equivalents of $34.8 million, or 75.9%, Federal Home Loan Bank of New York (“FHLBNY”) stock of $10.8 million, or 35.5%, and other assets of $8.0 million, or 14.8%.

Cash and cash equivalents increased by $34.8 million, or 75.9%, to $80.6 million at September 30, 2023, from $45.8 million at December 31, 2022, primarily due to an increase in Federal Reserve Bank of New York (“FRB”) balances driven by excess cash from borrowings and proceeds from the maturity and calls of available for sale securities. Balances fluctuate based on the timing of receipt of security and loan repayments and the redeployment of cash into higher-yielding assets such as loans and securities, or the funding of deposit outflows or borrowing maturities. During the first quarter of 2023, management believed it was prudent to increase balance sheet liquidity given general market volatility and uncertainty.

The Company’s available-for-sale debt securities portfolio decreased by $208.5 million, or 21.9%, to $743.7 million at September 30, 2023, from $952.2 million at December 31, 2022. The decrease was primarily attributable to paydowns, maturities and calls. At September 30, 2023, $568.6 million of the portfolio consisted of residential mortgage-backed securities issued or guaranteed by Fannie Mae, Freddie Mac, or Ginnie Mae. In addition, the Company held $72.3 million in U.S. Government agency securities, $102.0 million in corporate bonds, substantially all of which were considered investment grade, and $763,000 in municipal bonds at September 30, 2023. Unrealized losses, net of tax, on available-for-sale debt securities and held-to-maturity securities approximated $48.2 million and $535,000, respectively, at September 30, 2023, and $48.6 million and $332,000, respectively, at December 31, 2022. The effective duration of the securities portfolio at September 30, 2023 was 2.65 years.

Equity securities were $10.6 million at September 30, 2023 and $10.4 million at December 31, 2022. Equity securities are primarily comprised of an investment in a Small Business Administration Loan Fund. This investment is utilized by the Bank as part of its Community Reinvestment Act program.

As of September 30, 2023, non-owner occupied commercial real estate loans (as defined by regulatory guidance) to total risk-based capital was estimated at approximately 459%. Management believes that Northfield Bank (the “Bank”) has implemented appropriate risk management practices including risk assessments, Board-approved underwriting policies and related procedures, which include monitoring Bank portfolio performance, performing market analysis (economic and real estate), and stressing of the Bank’s commercial real estate portfolio under severe, adverse economic conditions. Although management believes the Bank has implemented appropriate policies and procedures to manage its commercial real estate concentration risk, the Bank’s regulators could require it to implement additional policies and procedures or could require it to maintain higher levels of regulatory capital, which might adversely affect its loan originations, the Company's ability to pay dividends, and overall profitability.

Loans held-for-investment, net, decreased by $13.7 million, or 0.3%, to $4.23 billion at September 30, 2023 from $4.24 billion at December 31, 2022, primarily due to a decrease in multifamily loans, partially offset by an increase in commercial real estate loans. The Company continues to focus on the credit needs of its customers, and to a lesser extent, the development of new business, notwithstanding the uncertain economic environment. Multifamily loans decreased $42.4 million, or 1.5%, to $2.78 billion at September 30, 2023 from $2.82 billion at December 31, 2022, one-to-four family residential loans decreased $9.4 million, or 5.4%, to $164.5 million at September 30, 2023 from $173.9 million at December 31, 2022, and commercial and industrial loans decreased $9.9 million, or 6.4%, to $144.8 million at September 30, 2023 from $154.7 million at December 31, 2022. Partially offsetting these decreases were increases in commercial real estate loans of $33.7 million, or 3.8%, to $933.0 million at September 30, 2023 from $899.2 million at December 31, 2022, home equity loans of $8.2 million, or 5.4%, to $160.8 million at September 30, 2023 from $152.6 million at December 31, 2022, and construction and land loans of $7.4 million, or 29.5%, to $32.3 million at September 30, 2023 from $24.9 million at December 31, 2022.

At September 30, 2023, office-related loans represented $210.8 million, or approximately 5% of our total loan portfolio, with an average balance of $1.7 million (although we have originated these type of loans in amounts substantially greater than this average) and a weighted average loan-to-value ratio of 58%. Approximately 46% were owner-occupied. The geographic locations of the properties collateralizing our office-related loans are as follows: 53.6% in New York and 46.4% in New Jersey. At September 30, 2023, our largest office-related loan had a principal balance of $86.0 million (with a net active principal balance for the Bank of $28.7 million as we have a 33.3% participation interest), was secured by an office facility located in Staten Island, New York, and was performing in accordance with its original contractual terms.
PCD loans totaled $10.4 million and $11.5 million at September 30, 2023 and December 31, 2022, respectively, and the decrease was primarily due to one loan with a balance of approximately $950,000 transferred to loans held-for-sale at September 30, 2023. The majority of the remaining PCD loan balance consists of loans acquired as part of a Federal Deposit Insurance Corporation-assisted transaction. The Company accreted interest income of $325,000 and $1.0 million attributable to PCD loans for the three and nine months ended September 30, 2023, respectively, as compared to $368,000 and $1.1 million for the three and nine months ended September 30, 2022, respectively. PCD loans had an allowance for credit losses of approximately $3.1 million at September 30, 2023.
FHLBNY stock increased by $10.8 million, or 35.5%, to $41.2 million at September 30, 2023, from $30.4 million at December 31, 2022. The increase in FHLBNY stock directly correlates with the increase in FHLB advances during the period.

Other assets increased $8.0 million, or 14.8%, to $62.5 million at September 30, 2023, from $54.4 million at December 31, 2022. The increase was primarily attributable to an increase in net deferred tax assets, receivables from taxing authorities, and an increase in interest rate swaps.

Total liabilities decreased $146.9 million, or 3.0%, to $4.75 billion at September 30, 2023, from $4.90 billion at December 31, 2022. The decrease was primarily attributable to a decrease in total deposits of $481.7 million, partially offset by an increase in FHLB advances and other borrowings of $335.1 million. The Company routinely utilizes brokered deposits and borrowed funds to manage interest rate risk, the cost of interest bearing liabilities, and funding needs related to loan originations and deposit activity.
Deposits decreased $481.7 million, or 11.6%, to $3.67 billion at September 30, 2023, as compared to $4.15 billion at December 31, 2022. Brokered deposits decreased by $390.0 million, or 100.0%, as we increased borrowings to pay off brokered deposits, as described below. Deposits, excluding brokered deposits, decreased $91.7 million, or 2.4%. The decrease in deposits, excluding brokered deposits, was attributable to decreases of $106.7 million in transaction accounts and $204.6 million in money market accounts. These decreases were partially offset by increases of $180.8 million in time deposits and $38.8 million in savings accounts. Estimated uninsured deposits (excluding fully collateralized uninsured governmental deposits of $661.1 million) were approximately $899.5 million, or 24.5%, of total deposits as of September 30, 2023.

Borrowed funds increased to $980.1 million at September 30, 2023, from $644.9 million at December 31, 2022. The increase in borrowings for the period was due to an increase in FHLB and FRB borrowings of $335.1 million, including $114.5 million of borrowings under the Federal Reserve Bank Term Funding Program, which included favorable terms and conditions as compared to FHLB advances and brokered deposits. Management utilizes borrowings to mitigate interest rate risk, for short-term liquidity, and to a lesser extent from time to time, as part of leverage strategies. During the nine months ended September 30, 2023, the Company increased borrowings to pay off higher-rate brokered certificates of deposit, and, to a lesser extent, fund deposit outflows of non-brokered deposits.
The following table sets forth term borrowing maturities (excluding overnight borrowings, floating rate advances, and subordinated debt) and the weighted average rate by year at September 30, 2023 (dollars in thousands):

Year	Amount (1)	Weighted Average Rate
2023	$20,000	4.38%
2024	195,265	3.96%
2025	182,500	2.59%
2026	148,000	4.36%
2027	173,000	3.19%
Thereafter	154,288	3.96%
	$873,053	3.60%

(1) Borrowings maturing in 2023 and 2024 include $20.0 million and $94.5 million, respectively, of FRB borrowings that can be repaid without any penalty.
Total stockholders’ equity decreased by $17.3 million to $684.1 million at September 30, 2023, from $701.4 million at December 31, 2022. The decrease was attributable to $32.4 million in stock repurchases and $17.3 million in dividend payments, partially offset by net income of $29.4 million for the nine months ended September 30, 2023, a $348,000 increase in accumulated other comprehensive income associated with an increase in the estimated fair value of our debt securities available-for-sale portfolio, and a $2.6 million increase in equity award activity. During the nine months ended September 30, 2023, the Company repurchased approximately 2.6 million of its common stock outstanding at an average price of $12.27 for a total of $32.4 million pursuant to approved stock repurchase plans. As of September 30, 2023, the Company had no remaining capacity under its current repurchase program. On November 7, 2023, the Board of Directors of the Company approved a new $7.5 million stock repurchase program and the Company anticipates conducting such repurchases beginning on November 10, 2023.
Comparison of Operating Results for the Nine Months Ended September 30, 2023 and 2022

Net Income. Net income was $29.4 million and $47.0 million for the nine months ended September 30, 2023 and September 30, 2022, respectively. Significant variances from the comparable prior year period are as follows: a $23.2 million decrease in net interest income, a $2.2 million decrease in the provision for credit losses on loans, a $3.5 million increase in non-interest income, a $7.2 million increase in non-interest expense, and a $7.2 million decrease in income tax expense.

Interest Income. Interest income increased $23.4 million, or 17.9%, to $154.3 million for the nine months ended September 30, 2023, from $130.9 million for the nine months ended September 30, 2022, primarily due to a 58 basis point increase in yields on interest-earning assets due to the rising rate environment and a greater percentage of assets consisting of higher-yielding loans, coupled with an $8.2 million, or 0.2%, increase in the average balance of interest-earning assets. The increase was partially offset by lower loan prepayment income and lower fees recognized from Paycheck Protection Program (“PPP”) loans. The increase in the average balance of interest-earning assets was due to increases in the average balance of loans outstanding of $241.1 million and the average balance of FHLBNY stock of $19.2 million, partially offset by decreases in the average balance of mortgage-backed securities of $186.9 million, the average balance of other securities of $41.7 million, and the average balance of interest-earning deposits in financial institutions of $23.4 million. The Company accreted interest income related to PCD loans of $1.0 million for the nine months ended September 30, 2023, as compared to $1.1 million for the nine months ended September 30, 2022. Fees recognized from PPP loans totaled $30,000 for the nine months ended September 30, 2023, as compared to $1.3 million for the nine months ended September 30, 2022. Net interest income for the nine months ended September 30, 2023, included loan prepayment income of $1.3 million as compared to $4.2 million for the nine months ended September 30, 2022.

Interest Expense. Interest expense increased $46.6 million, or 389.7%, to $58.6 million for the nine months ended September 30, 2023, as compared to $12.0 million for the nine months ended September 30, 2022. The increase was due to an increase in interest expense on deposits of $27.3 million, or 591.8%, an increase in interest expense on borrowings of $17.8 million, or 278.6%, and an increase in interest expense on subordinated debt of $1.5 million. The increase in interest expense on deposits was attributable to a 124 basis point increase in the cost of interest-bearing deposits from 0.18% to 1.42% for the nine months ended September 30, 2023, due to rising market interest rates and a shift in the composition of the deposit portfolio towards higher-costing certificates of deposit. The increase in interest expense on deposits was offset by a $402.1 million, or 11.8%, decrease in the average balance of interest-bearing deposits. The increase in interest expense on borrowings was attributable to a 145 basis point increase in the average cost of borrowings, and a $501.7 million, or 125.1%, increase in average borrowings outstanding. The increase in interest expense on subordinated debt was due to the issuance of $62.0 million in aggregate principal amount of fixed to floating subordinated notes in June 2022.
Net Interest Income.  Net interest income for the nine months ended September 30, 2023, decreased $23.2 million, or 19.5%, to $95.7 million, from $119.0 million for the nine months ended September 30, 2022, primarily due to a 58 basis point decrease in net interest margin to 2.41% from 2.99% for the nine months ended September 30, 2022. The decrease in net interest margin was primarily due to the cost of interest-bearing liabilities increasing faster than the repricing of interest-earning assets. The cost of interest-bearing liabilities increased by 155 basis points to 1.97% for the nine months ended September 30, 2023, from 0.42% for the nine months ended September 30, 2022, driven by both higher costs of deposits and borrowed funds. The increase in the cost of interest-bearing liabilities was partially offset by an increase in the yield on interest-earning assets which increased 58 basis points to 3.88% for the nine months ended September 30, 2023, from 3.30% for the nine months ended September 30, 2022 due to the rising rate environment and a greater percentage of assets consisting of higher-yielding loans.

Provision for Credit Losses. The provision for credit losses on loans decreased by $2.2 million to $1.1 million for the nine months ended September 30, 2023, compared to $3.3 million for the nine months ended September 30, 2022, primarily due to a decrease in loan balances, a decrease in reserves related to non-economic qualitative loss factors in the multifamily and commercial real estate portfolios, and a decrease in reserves related to the PCD portfolio, attributable to improved cash flows. The decreases were partially offset by a worsening macroeconomic outlook, higher net charge-offs, and higher reserves for downgraded commercial and industrial loans. Net charge-offs were $5.2 million for the nine months ended September 30, 2023, as compared to net charge-offs of $345,000 for the nine months ended September 30, 2022, due to $5.2 million in net charge-offs on small business unsecured commercial and industrial loans. Management continues to monitor the small business unsecured commercial and industrial loan portfolio, which totaled $39.1 million at September 30, 2023.

Non-interest Income. Non-interest income increased by $3.5 million, or 73.6%, to $8.3 million for the nine months ended September 30, 2023, from $4.8 million for the nine months ended September 30, 2022, due primarily to a $3.5 million increase in mark to market gains on trading securities, net. For the nine months ended September 30, 2023, gains on trading securities were $723,000, as compared to losses of $2.8 million for the nine months ended September 30, 2022. The trading portfolio is utilized to fund the Company’s deferred compensation obligation to certain employees and directors of the Company's deferred compensation plan (the “Plan”). The participants of this Plan, at their election, defer a portion of their compensation. Gains and losses on trading securities have a minimal effect on net income since participants benefit from, and bear the full risk of, changes in the trading securities market values. Therefore, the Company records an equal and offsetting amount in compensation expense, reflecting the change in the Company’s obligations under the Plan.

Non-interest Expense. Non-interest expense increased $7.2 million, or 13.0%, to $62.5 million for the nine months ended September 30, 2023, compared to $55.3 million for the nine months ended September 30, 2022. The increase was primarily due to a $4.6 million increase in employee compensation and benefits, primarily attributable to a $3.5 million increase in the mark to market of the Company's deferred compensation plan expense, which as discussed above has no effect on net income, coupled with an increase in equity award expense related to awards issued in the first quarter of 2023, annual merit increases, and severance expense of $440,000, partially offset by a decrease in the accrual for incentive compensation. During the second quarter of 2023, due to economic conditions, the Company implemented a workforce reduction plan, which included modest layoffs and the elimination of, and/or not filling, certain open positions. The annual estimated cost savings of this plan is $1.4 million, pre-tax. Data processing expense increased by $986,000, due to continued investments in technology, increased transaction costs related to an increase in the number of customer accounts and related volume of transactions, and higher pricing effective January 2023. Advertising expense increased by $577,000 due to the timing of certain programs and new promotions on deposit products. FDIC insurance expense increased by $695,000 due to higher assessment rates. There was an $870,000 decrease in credit loss expense/(benefit) for off-balance sheet credit exposures due to a benefit of $390,000 recorded during the nine months ended September 30, 2023, compared to a benefit of $1.3 million for the prior year period, attributed to a larger decrease in the pipeline of loans committed and awaiting closing in the prior year as compared to the current year. Partially offsetting the increases was a $418,000 decrease in professional fees attributable to higher recruitment, consulting and outsourcing fees in the prior year.

Income Tax Expense. The Company recorded income tax expense of $11.0 million for the nine months ended September 30, 2023, compared to $18.2 million for the nine months ended September 30, 2022, with the decrease due to lower taxable income. The effective tax rate for the nine months ended September 30, 2023, was 27.2% compared to 27.9% for the nine months ended September 30, 2022.

The following table sets forth average balances, average yields and costs, and certain other information for the periods indicated.

	For the Nine Months Ended
	September 30, 2023			September 30, 2022
	Average Outstanding Balance	Interest	Average Yield/ Rate (1)	Average Outstanding Balance	Interest	Average Yield/ Rate (1)
Interest-earning assets:
Loans (2)	$4,260,827	$135,220	4.24%	$4,019,750	$118,030	3.93%
Mortgage-backed securities (3)	703,320	11,170	2.12	890,257	8,802	1.32
Other securities (3)	241,280	3,593	1.99	283,017	2,885	1.36
Federal Home Loan Bank of New York stock	41,093	2,125	6.91	21,845	788	4.82
Interest-earning deposits in financial institutions	72,683	2,225	4.09	96,122	423	0.59
Total interest-earning assets	5,319,203	154,333	3.88	5,310,991	130,928	3.30
Non-interest-earning assets	244,319			267,581
Total assets	$5,563,522			$5,578,572

Interest-bearing liabilities:
Savings, NOW, and money market accounts	$2,443,400	19,194	1.05%	$2,961,776	1,871	0.08%
Certificates of deposit	572,283	12,724	2.97	455,985	2,743	0.80
Total interest-bearing deposits	3,015,683	31,918	1.42	3,417,761	4,614	0.18
Borrowed funds	902,802	24,182	3.58	401,109	6,388	2.13
Subordinated debt	61,164	2,484	5.43	23,828	961	5.39
Total interest-bearing liabilities	3,979,649	58,584	1.97	3,842,698	11,963	0.42
Non-interest bearing deposits	788,991			913,322
Accrued expenses and other liabilities	102,765			103,075
Total liabilities	4,871,405			4,859,095
Stockholders' equity	692,117			719,477
Total liabilities and stockholders' equity	$5,563,522			$5,578,572

Net interest income		$95,749			$118,965
Net interest rate spread (4)			1.91%			2.88%
Net interest-earning assets (5)	$1,339,554			$1,468,293
Net interest margin (6)			2.41%			2.99%
Average interest-earning assets to interest-bearing liabilities			133.66%			138.21%

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

Comparison of Operating Results for the Three Months Ended September 30, 2023 and 2022

Net Income. Net income was $8.2 million and $17.0 million for the quarters ended September 30, 2023 and September 30, 2022, respectively. Significant variances from the comparable prior year quarter are as follows: a $12.3 million decrease in net interest income, a $2.5 million decrease in the provision for credit losses on loans, a $165,000 decrease in non-interest income, a $2.7 million increase in non-interest expense, and a $3.9 million decrease in income tax expense.

Interest Income. Interest income increased $5.5 million, or 11.5%, to $52.7 million for the quarter ended September 30, 2023, from $47.3 million for the quarter September 30, 2022, primarily due to a 54 basis point increase in yields on interest-earning assets due to the rising rate environment and a greater percentage of assets consisting of higher-yielding loans, partially offset by a decrease in average interest-earning assets of $180.1 million, or 3.3%. The decrease in the average balance of interest-earning assets was due to decreases in the average balance of mortgage-backed securities of $173.2 million and the average balance of other securities of $85.4 million, partially offset by increases in the average balance of loans outstanding of $38.3 million, the average balance of FHLBNY stock of $18.6 million, and the average balance of interest-earning deposits in financial institutions of $21.6 million. Net interest income for the quarter ended September 30, 2023, included loan prepayment income of $183,000, as compared to $1.6 million for the quarter ended September 30, 2022. The Company accreted interest income related to PCD loans of $325,000 for the quarter ended September 30, 2023, as compared to $368,000 for quarter ended September 30, 2022.
Interest Expense. Interest expense increased $17.8 million, or 337.5%, to $23.0 million for the quarter ended September 30, 2023, from $5.3 million for the quarter ended September 30, 2022. The increase was attributed to an increase in interest expense on deposits of $11.5 million, or 541.9% and an increase in interest expense on borrowings of $6.3 million, or 273.0%. The increase in interest expense on deposits was primarily attributable to a 158 basis point increase in the cost of interest-bearing deposits to 1.82% for the quarter ended September 30, 2023, from 0.24% for the quarter ended September 30, 2022, due to rising market interest rates and a shift in the composition of the deposit portfolio towards higher-yielding certificates of deposit. The increase in interest expense on borrowings was primarily due to a 139 basis point increase in the cost of borrowings from 2.24% for the quarter ended September 30, 2022, to 3.63% for the quarter ended September 30, 2023. The increase in interest expense for the quarter was also driven by a $14.6 million, or 0.4%, increase in the average balance of interest-bearing liabilities, including an increase of $532.3 million in average borrowed funds, partially offset by a $517.5 million decrease in average interest-bearing deposits.
Net Interest Income. Net interest income for the quarter ended September 30, 2023, decreased $12.3 million, or 29.3%, to $29.7 million, from $42.0 million for the quarter ended September 30, 2022 primarily due to an 83 basis point decrease in net interest margin to 2.25% for the quarter ended September 30, 2023, from 3.08% for the quarter ended September 30, 2022. The decrease in net interest margin was primarily due to the cost of interest-bearing liabilities increasing faster than the repricing of interest-earning assets. The cost of interest-bearing liabilities increased by 178 basis points to 2.31% for the quarter ended September 30, 2023, from 0.53% for the quarter ended September 30, 2022, driven by both higher cost of deposits and borrowed funds, reflective of the rising interest rate environment. The increase in the cost of interest-bearing liabilities was partially offset by an increase in the yield on interest-earning assets, which increased by 54 basis points to 4.00% for the quarter ended September 30, 2023, from 3.46% for the quarter ended September 30, 2022.

Provision for Credit Losses. The provision for credit losses on loans decreased by $2.5 million to a provision of $188,000 for the quarter ended September 30, 2023, from a provision of $2.7 million for the quarter ended September 30, 2022. The decrease was primarily due to a decrease in loan balances, a decrease in reserves related to non-economic qualitative loss factors in the multifamily and commercial real estate portfolios, and a decrease in reserves related to the PCD portfolio, attributable to improved cash flows. The decreases were partially offset by a worsening macroeconomic outlook, higher net charge-offs, and an increase in reserves for downgraded commercial and industrial loans. Net charge-offs were $2.9 million for the quarter ended September 30, 2023, compared to net recoveries of $149,000 for the quarter ended September 30, 2022, due to $2.9 million in net charge-offs on small business unsecured commercial and industrial loans.

Non-interest Income. Non-interest income decreased by $165,000, or 7.2%, to $2.1 million for the quarter ended September 30, 2023, from $2.3 million for the quarter ended September 30, 2022, primarily due to a $183,000 decrease in fees and service charges for customers, primarily related to lower overdraft fees, and a $174,000 decrease in gains on sales of loans, partially offset by a $131,000 decrease in losses on trading securities. The decrease in gains on sales of loans was due to a $99,000 gain realized on the sale of one SBA loan totaling $974,000 in the third quarter of 2023 as compared to a $273,000 gain realized on the sale of two SBA loans totaling $2.5 million in the third quarter of 2022. For the quarter ended September 30, 2023, losses on trading securities, net, were $295,000, compared to losses of $426,000 in the quarter ended September 30, 2022. Gains and losses on trading securities have a minimal effect on net income since participants benefit from, and bear the full risk of, changes in the trading securities market values.

Non-interest Expense. Non-interest expense increased by $2.7 million, or 15.1%, to $20.6 million for the quarter ended September 30, 2023, from $17.9 million for the quarter ended September 30, 2022. The increase was primarily due to a $2.0 million increase in the credit loss expense/(benefit) for off-balance sheet exposures which was due to $160,000 of expense recorded during the quarter ended September 30, 2023, compared to a benefit of $1.9 million recorded in the prior year quarter. The benefit in the prior year quarter was attributable to a decrease in the pipeline of loans committed and awaiting closing. Additionally, there was a $136,000 increase in compensation and employee benefits, a $147,000 increase in data processing expense due to continued investments in technology, and a $235,000 increase in FDIC insurance expense due to higher assessments.

Income Tax Expense. The Company recorded income tax expense of $2.9 million for the quarter ended September 30, 2023, compared to $6.7 million for the quarter ended September 30, 2022, with the decrease due to lower taxable income. The effective tax rate for the quarter ended September 30, 2023 was 26.0%, compared to 28.4% for the quarter ended September 30, 2022.

The following table sets forth average balances, average yields and costs, and certain other information for the periods indicated.

	For the Three Months Ended
	September 30, 2023			September 30, 2022
	Average Outstanding Balance	Interest	Average Yield/ Rate (1)	Average Outstanding Balance	Interest	Average Yield/ Rate (1)
Interest-earning assets:
Loans (2)	$4,252,752	$46,213	4.31%	$4,214,438	$42,311	3.98%
Mortgage-backed securities (3)	660,753	3,664	2.20	833,975	3,284	1.56
Other securities (3)	209,341	1,095	2.08	294,786	1,201	1.62
Federal Home Loan Bank of New York stock	41,278	933	8.97	22,641	283	4.96
Interest-earning deposits in financial institutions	73,005	831	4.52	51,364	199	1.54
Total interest-earning assets	5,237,129	52,736	4.00	5,417,204	47,278	3.46
Non-interest-earning assets	248,315			257,177
Total assets	$5,485,444			$5,674,381

Interest-bearing liabilities:
Savings, NOW, and money market accounts	$2,408,218	8,865	1.46%	$2,923,600	701	0.10%
Certificates of deposit	551,904	4,749	3.41	554,018	1,420	1.02
Total interest-bearing deposits	2,960,122	13,614	1.82	3,477,618	2,121	0.24
Borrowed funds	939,922	8,593	3.63	407,668	2,304	2.24
Subordinated debt	61,127	837	5.43	61,283	842	5.45
Total interest-bearing liabilities	3,961,171	23,044	2.31	3,946,569	$5,267	0.53
Non-interest bearing deposits	739,266			911,183
Accrued expenses and other liabilities	100,103			103,853
Total liabilities	4,800,540			4,961,605
Stockholders' equity	684,904			712,776
Total liabilities and stockholders' equity	$5,485,444			$5,674,381

Net interest income		$29,692			$42,011
Net interest rate spread (4)			1.69%			2.93%
Net interest-earning assets (5)	$1,275,958			$1,470,635
Net interest margin (6)			2.25%			3.08%
Average interest-earning assets to interest-bearing liabilities			132.21%			137.26%

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

Asset Quality

PCD Loans (Held-for-Investment)

Based on its detailed review of PCD loans and experience in loan workouts, management believes it has a reasonable expectation about the amount and timing of future cash flows and accordingly has classified PCD loans ($10.4 million and $11.5 million at September 30, 2023 and December 31, 2022, respectively) as accruing, even though they may be contractually past due. At September 30, 2023, 3.5% of PCD loans were past due 30 to 89 days, and 28.2% were past due 90 days or more, as compared to 6.8% and 23.0%, respectively, at December 31, 2022.

Loans

The following table details total non-accruing loans, non-performing loans, non-performing assets and troubled debt restructurings (“TDR”) (excluding PCD loans) on which interest is accruing, and accruing loans 30 to 89 days delinquent at September 30, 2023, and December 31, 2022 (in thousands):

	September 30, 2023	December 31, 2022
Non-accrual loans:
Held-for-investment
Real estate loans:
Multifamily	$3,073	$3,285
Commercial	5,435	5,184
One-to-four family residential	106	118
Home equity and lines of credit	98	262
Commercial and industrial	848	964
Other	10	—
Total non-accrual loans held-for-investment	9,570	9,813
Loans delinquent 90 days or more and still accruing:
Held-for-investment
Real estate loans:
Multifamily	209	233
Commercial	114	8
One-to-four family residential	139	155
Home equity and lines of credit	115	—
Commercial and industrial	15	24
Other	—	5
Total loans delinquent 90 days or more and still accruing held-for-investment	592	425
Total non-performing assets	$10,162	$10,238
Non-performing loans to total loans	0.24%	0.24%
Non-performing assets to total assets	0.19%	0.18%
Loans subject to restructuring agreements and still accruing (1)	$—	$3,751
Accruing loans 30 to 89 days delinquent	$8,105	$3,644

(1) With the adoption of Accounting Standards Update (“ASU”) 2022-02, Financial Instruments - Credit Losses (Topic 326) Troubled Debt Restructurings and Vintage Disclosures (“ASU 2022-02”), effective January 1, 2023, TDR accounting has been eliminated.

Other Real Estate Owned

At September 30, 2023 and December 31, 2022, the Company had no assets acquired through foreclosure.

Accruing Loans 30 to 89 Days Delinquent

Loans 30 to 89 days delinquent and on accrual status totaled $8.1 million and $3.6 million at September 30, 2023 and December 31, 2022, respectively. The following table sets forth delinquencies for accruing loans by type and by amount at September 30, 2023 and December 31, 2022 (in thousands):

	September 30, 2023	December 31, 2022
Held-for-investment
Real estate loans:
Multifamily	$178	$189
Commercial	1,892	900
One-to-four family residential	2,708	672
Home equity and lines of credit	1,206	830
Commercial and industrial loans	2,117	1,048
Other loans	4	5
Total delinquent accruing loans held-for-investment	$8,105	$3,644

The increase in delinquent commercial loans was primarily due to one loan with a balance of $1.1 million that became delinquent during the current quarter. The loan is secured by property in Staten Island, New York with an appraised value of $4.2 million. The majority of the loans past due in the one-to-four family residential and home equity and lines of credit portfolios were due to loans past due 30 days at September 30, 2023, and became current subsequent to the quarter end, therefore management does not believe the recent increase in delinquencies in these portfolios is an indicator of credit deterioration. The increase in the commercial and industrial loan delinquencies was primarily due to an increase in delinquencies in unsecured small business loans. Unsecured small business loans totaled $39.1 million and $43.3 million at September 30, 2023 and December 31, 2022, respectively. Management continues to monitor the small business unsecured commercial and industrial loan portfolio.

Loans Subject to TDR Agreements prior to the adoption of ASU 2022-02

Effective January 1, 2023, the Company adopted ASU 2022-02, which eliminated the recognition and measure of troubled debt restructurings and enhanced disclosures for loan modifications to borrowers experiencing financial difficulty. There were no material modifications of loans to borrowers who were experiencing financial difficulty during the three months ended September 30, 2023.

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

The Company also held loans subject to TDR agreements that were on accrual status totaling $3.8 million at December 31, 2022. At December 31, 2022, $3.6 million, or 94.8%, of the $3.8 million of accruing loans subject to TDR agreements were performing in accordance with their restructured terms. Generally, the types of concessions that we make to troubled borrowers include both temporary and permanent reductions to interest rates, extensions of payment terms, and, to a lesser extent, forgiveness of principal and interest.

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
Liquidity and Capital Resources
Liquidity. The objective of our liquidity management is to ensure the availability of sufficient funds to meet financial commitments and to meet deposit withdrawals, to repay borrowings as they mature, and to fund new loans and investments as opportunities arise.
The Bank's primary sources of funds are deposits, principal and interest payments on loans and securities, borrowed funds, the proceeds from maturing securities and short-term investments, and to a lesser extent, proceeds from the sales of loans and securities and wholesale borrowings. The scheduled amortization of loans and securities, as well as proceeds from borrowed funds, are predictable sources of funds. Other funding sources, however, such as deposit inflows and loan prepayments are greatly influenced by market interest rates, economic conditions, and competition. The Bank is a member of the FHLBNY, which provides an additional source of short-term and long-term funding. The Bank also has short-term borrowing capabilities with the Federal Reserve Bank of New York (“FRBNY”). The Bank’s short-term borrowed funds, excluding lease obligations, floating rate advances and an overnight line of credit, were $873.1 million at September 30, 2023, and had a weighted average interest rate of 3.60%. A total of $190.3 million of these borrowings will mature in less than one year. Short-term borrowed funds, excluding floating rate advances and other interest-bearing liabilities, were $572.0 million at December 31, 2022.

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

The Bank has the ability to obtain additional funding from the FHLBNY of approximately $1.35 billion utilizing unencumbered securities of $161.1 million, loans of $1.19 billion, and encumbered securities of $7.7 million at September 30, 2023. Additionally, the Bank has remaining borrowing capacity utilizing encumbered securities through the FRBNY Discount Window of $42.5 million. The Bank expects to have sufficient funds available to meet current commitments in the normal course of business.

The Company has a diversified deposit base, and government deposits are collateralized by assets or letters of credit issued by the FHLBNY. Uninsured deposits (excluding fully collateralized uninsured governmental deposits of $661.1 million) are estimated at approximately $899.5 million, or 24.5%, of total deposits as of September 30, 2023. At September 30, 2023, the composition of the Company’s deposit base was as follows: 56% retail, 27% business, and 17% governmental. The average deposit balance at September 30, 2023 was $36,000.

Northfield Bancorp, Inc. (standalone) is a separate legal entity from the Bank and must provide for its own liquidity to pay dividends, repurchase its stock, and for other corporate purposes. Northfield Bancorp, Inc.'s primary source of liquidity is dividend payments from the Bank. At September 30, 2023, Northfield Bancorp, Inc. (standalone) had liquid assets of $27.4 million.

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

At September 30, 2023, and December 31, 2022, as set forth in the following table, both Northfield Bank and Northfield Bancorp, Inc. exceeded all of the regulatory capital requirements to which they were subject at such dates.

	Northfield Bank	Northfield Bancorp, Inc.	For Capital Adequacy Purposes	For Well Capitalized Under Prompt Corrective Action Provisions
As of September 30, 2023:
CBLR	12.94%	12.69%	9.00%	9.00%
As of December 31, 2022:
CBLR	12.68%	12.65%	9.00%	9.00%
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
Commitments to fund unused lines of credit are agreements to lend additional funds to customers as long as there have been no violations of any of the conditions established in the agreements (original or restructured). Commitments to originate loans generally have a fixed expiration or other termination clauses, which may require payment of a fee. Since some of these loan commitments are expected to expire without being drawn upon, total commitments do not necessarily represent future cash requirements. At September 30, 2023, the reserve for commitments to fund unused lines of credit recorded in accrued expenses and other liabilities was $401,000.

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

The following tables set forth, as of September 30, 2023 and December 31, 2022, our calculation of the estimated changes in our NPV, NPV ratio, and percent change in net interest income that would result from the designated instantaneous and sustained changes in interest rates (dollars in thousands). Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments and deposit repricing characteristics, including decay rates, and correlations to movements in interest rates, and should not be relied on as indicative of actual results.

	At September 30, 2023
Change in Interest Rates (basis points)	Estimated Present Value of Assets	Estimated Present Value of Liabilities	Estimated NPV	Estimated Change In NPV	Estimated Change in NPV %	Estimated NPV/Present Value of Assets Ratio	Next 12 Months Net Interest Income Percent Change	Months 13-24 Net Interest Income Percent Change
+400	$4,687,721	$3,971,187	$716,534	$(148,692)	(17.19)%	15.29%	(21.29)%	(5.03)%
+300	4,793,699	4,042,752	750,947	(114,279)	(13.21)	15.67	(16.11)	(4.25)
+200	4,911,090	4,117,847	793,243	(71,983)	(8.32)	16.15	(10.09)	(1.79)
+100	5,027,830	4,196,889	830,941	(34,285)	(3.96)	16.53	(4.61)	(0.39)
—	5,145,649	4,280,423	865,226	—	—	16.81	—	—
(100)	5,265,528	4,372,412	893,116	27,890	3.22	16.96	3.15	(1.07)
(200)	5,378,218	4,470,259	907,959	42,733	4.94	16.88	4.53	(4.74)

	At December 31, 2022
Change in Interest Rates (basis points)	Estimated Present Value of Assets	Estimated Present Value of Liabilities	Estimated NPV	Estimated Change In NPV	Estimated Change in NPV %	Estimated NPV/Present Value of Assets Ratio	Next 12 Months Net Interest Income Percent Change	Months 13-24 Net Interest Income Percent Change
+400	$4,850,423	$4,057,885	$792,538	$(227,578)	(22.31)%	16.34%	(25.83)%	(11.03)%
+300	4,967,247	4,126,616	840,631	(179,485)	(17.59)	16.92	(19.51)	(8.90)
+200	5,106,889	4,198,831	908,058	(112,058)	(10.98)	17.78	(12.01)	(4.41)
+100	5,244,669	4,274,947	969,722	(50,394)	(4.94)	18.49	(5.33)	(1.19)
—	5,375,689	4,355,573	1,020,116	—	—	18.98	—	—
(100)	5,503,211	4,464,131	1,039,080	18,964	1.86	18.88	0.76	(3.80)
(200)	5,626,336	4,586,245	1,040,091	19,975	1.96	18.49	0.00	(8.91)
At September 30, 2023, in the event of a 200 basis point decrease in interest rates, we would experience a 4.94% increase in estimated net portfolio value, a 4.53% increase in net interest income in year one, and a 4.74% decrease in net interest income in year two. In the event of a 400 basis point increase in interest rates, we would experience a 17.19% decrease in estimated net portfolio value, a 21.29% decrease in net interest income in year one and a 5.03% decrease in net interest income in year two. Our policies provide that, in the event of a 200 basis point decrease or less in interest rates, our net present value ratio should decrease by no more than 300 basis points and 10%, and in the event of a 400 basis point increase or less, our net present value should decrease by no more than 475 basis points and 35%. In the event of a 200 basis point decrease or less, our projected net interest income should decrease by no more than 10% in year one and 20% in year two, and in the event of a 400 basis point increase or less, our projected net interest income should decrease by no more than 39% in year one and 26% in year two. At September 30, 2023 and December 31, 2022, we were in compliance with all Board-approved policies with respect to interest rate risk management.
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

ITEM 4.    CONTROLS AND PROCEDURES
An evaluation was performed under the supervision and with the participation of the Company’s management, including the President and Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of September 30, 2023. Based on that evaluation, the Company’s management, including the President and Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

During the three months ended September 30, 2023, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

ITEM 1.     LEGAL PROCEEDINGS
The Company and subsidiaries are subject to various legal actions arising in the normal course of business.  In the opinion of management, the resolution of these legal actions is not expected to have a material adverse effect on the Company’s consolidated financial condition or results of operations.

ITEM 1A.  RISK FACTORS

During the quarter ended September 30, 2023, there have been no material changes to the risk factors as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, and in our quarterly report on Form 10-Q for the quarter ended March 31, 2023, each as filed with the Securities and Exchange Commission, except as previously disclosed in our other filings with the Securities and Exchange Commission.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES
(a)Unregistered Sale of Equity Securities. There were no sales of unregistered securities during the period covered by this report.
(b)Use of Proceeds. Not applicable.
(c)Repurchases of Our Equity Securities.
On June 1, 2023, the Board of Directors of the Company approved a $10.0 million stock repurchase program. The program permits the Company's shares of common stock to be repurchased in open market or private transactions, through block trades, and pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities and Exchange Commission. The timing of the repurchases depends on certain factors, including but not limited to, market conditions and prices, the Company’s liquidity and capital requirements, and alternative uses of capital. Any repurchased shares are held as treasury stock and available for general corporate purposes. The repurchases can be suspended, terminated or modified at any time for any reason, including market conditions, the cost of repurchasing shares, the availability of alternative investment opportunities, liquidity, and other factors deemed appropriate.

The following table reports information regarding purchases of the Company’s common stock during the three months ended September 30, 2023.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (in thousands)
July 1, 2023 to July 31, 2023	255,900	$11.00	255,900	$345
August 1, 2023 to August 31, 2023	29,688	11.62	29,688	—
Total	285,588		285,588

In addition to the repurchases disclosed above, participants in the Company's stock-based incentive plans may have shares withheld to cover income taxes upon the vesting of restricted stock awards. Shares withheld to cover income taxes upon the vesting of restricted stock awards are repurchased pursuant to the terms of the applicable plan and not under the Company's stock repurchase program. There were no shares repurchased pursuant to these plans during the three months ended September 30, 2023.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES
    None.

ITEM 4.     MINE SAFETY DISCLOSURES
    Not applicable.

ITEM 5.     OTHER INFORMATION
    During the three months ended September 30, 2023, no directors or executive officers of the Company adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) and/or any “Rule 10b5-1 trading arrangement.”

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

101.INS	XBRL (Extensible Business Reporting Language) Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover page information from the Company's Quarterly Report on Form 10-Q filed November 8, 2023, formatted in Inline XBRL.

(1) Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTHFIELD BANCORP, INC.
(Registrant)

Date: November 8, 2023

/s/ Steven M. Klein
Steven M. Klein
Chairman, President and Chief Executive Officer

/s/ William R. Jacobs
William R. Jacobs
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)