Form 10-K
period 2023-12-31
Northfield Bancorp, Inc.
filed 2024-02-29
CIK 1493225

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.    ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐  No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, computed by reference to price at which the common equity was last sold on June 30, 2023 was $454.7 million.
As of February 26, 2024, there were 44,464,644 outstanding shares of the registrant’s common stock.
DOCUMENTS INCORPORATED BY REFERENCE
Certain portions of the registrant’s Definitive Proxy Statement for the 2024 Annual Meeting of the Stockholders to be held May 22, 2024, will be incorporated by reference in Part III. The registrant's 2024 Definitive Proxy Statement will be filed within 120 days of December 31, 2023.

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
The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:
•general economic conditions, internationally, nationally, or in our market areas, including inflationary and/or recessionary pressures, supply chain disruptions, employment prospects, real estate values, military conflict, geopolitical risks, and downgrades of the U.S. credit rating;
•competition among depository and other financial institutions, including with respect to fees and interest rates;
•inflation and changes in the interest rate environment that reduce our margins and yields or reduce the market value of our assets including the fair value of financial instruments;
•adverse changes in the securities or credit markets;
•changes in laws, tax policies, or government regulations or policies affecting financial institutions, changes in regulatory fees, assessments and capital requirements;
•changes in the quality and/or composition of our loan and securities portfolios and changes in our allowance for credit losses;
•our ability to manage our liquidity including unanticipated changes in our liquidity position, but not limited to, changes in our access to or the cost of funding and our ability to secure alternate funding sources;
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
•the impact of any failure by the U.S. Government to increase the debt ceiling or any government shutdown;
•the effects of natural disasters, climate change, extreme weather events and increases in flood insurance premiums;
•changes in our ability to continue to pay dividends, either at current rates or at all;
•operational or risk management failures by us or critical third parties;
•increased operational risks resulting from remote work;
•negative outcomes from claims or litigation;
•our ability to manage our reputation risks;
•our ability to timely and effectively implement our strategic initiatives;

•the disruption to local, regional, national and global economic activity caused by infectious disease outbreaks such as COVID-19, and the significant impact that such pandemics may have on our growth, operations, earnings and asset quality;
•significant increases in our credit losses; and
•changes in the financial condition, results of operations, or future prospects of issuers of securities that we own.
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
Northfield Bancorp, Inc.’s main office is located at 581 Main Street, Suite 810, Woodbridge, New Jersey 07095, and its telephone number at this address is (732) 499-7200. The Company's filings with the SEC, including copies of annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to these filings, if any, are available, free of charge, as soon as practicable after they are filed with the SEC under the Investor Relations section of the Company's website, www.eNorthfield.com and on the SEC website, www.sec.gov. Information on these websites is not and should not be considered to be a part of this Annual Report on Form 10-K.
Northfield Bank
Northfield Bank was organized in 1887 and is a federally chartered savings bank. Northfield Bank conducts business from its operations center located in Woodbridge, New Jersey, its home main office located at a branch in Staten Island, New York, and its 38 additional branch offices located in New York and New Jersey. The branch offices are located in Staten Island, Brooklyn, and the New Jersey counties of Hunterdon, Mercer, Middlesex, and Union. Northfield Bank also offers select loan and deposit products through the internet.
Northfield Bank’s principal business consists of originating multifamily and commercial real estate loans, construction and land loans, commercial and industrial loans, and home equity loans and lines of credit. From time to time Northfield Bank will also purchase loan participations and pools of loans. Northfield Bank also purchases investment securities, including mortgage-backed securities and corporate bonds, and, to a lesser extent, deposit funds in other financial institutions, including the Federal Reserve Bank of New York, and the Federal Home Loan Bank (“FHLB”) of New York (“FHLBNY”). Northfield Bank offers a variety of deposit accounts, including certificates of deposit, passbook, statement, and money market savings accounts, transaction deposit accounts which are Northfield Bank’s primary source of funds for its lending and investing activities. Northfield Bank also borrows funds, principally through FHLBNY advances and repurchase agreements with brokers. Northfield Bank owns 100% of NSB Services Corp., which, in turn, owns 100% of the voting common stock of a real estate investment trust, NSB Realty Trust, which holds primarily mortgage loans.
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

Market Area and Competition
Northfield Bank has been in business since 1887, offering a variety of financial products and services to meet the needs of the communities we serve. Our commercial and retail banking network consists of multiple delivery channels including full-service banking offices, automated teller machines and telephone and internet banking capabilities, mobile banking and remote deposit capture. In addition, Northfield Bank offers ACH and wire transfers, cash management, positive pay, and remote deposit capture services for our commercial customers. We consider our competitive products and pricing, branch network, customer service, and financial position, as our major strengths in attracting and retaining customers in our market areas.
We face intense competition in our market areas both in making loans and attracting deposits. Our market areas have a high concentration of financial institutions, including large money center and regional banks, non-traditional banks, community banks, and credit unions. We face additional competition for deposits from money market funds, brokerage firms, mutual funds, and insurance companies. Some of our competitors offer products and services that we do not offer, such as trust services and private banking. In addition, competition has further intensified as a result of advances in technology and product delivery systems, and we face strong competition from financial technology (“Fintech”) companies that provide web-based solutions in lieu of traditional retail banking services and products. Fintech companies tend to have stronger operating efficiencies and less regulatory burdens than traditional banks.
Our deposit sources are primarily concentrated in the communities surrounding our branch offices in the New York counties of Richmond (Staten Island) and Kings (Brooklyn), and Hunterdon, Mercer, Middlesex and Union counties in New Jersey. As of June 30, 2023 (the latest date for which information is publicly available), we ranked sixth in deposit market share out of 15 institutions for Federal Deposit Insurance Corporation (the “FDIC”) insured institutions in Staten Island with a 10.74% market share. As of that date, we ranked 17th in deposit market share out of 38 institutions with a 0.56% deposit market share in Brooklyn, New York, and we ranked 12th in deposit market share out of 53 financial institutions with a deposit market share of 1.44% in Hunterdon, Mercer, Middlesex and Union counties in New Jersey.
The following table sets forth the unemployment rates for the communities we serve and the national average for the last five years, as published by the U.S. Bureau of Labor Statistics:

	Unemployment Rate at December 31,
	2023	2022	2021	2020	2019
Hunterdon County, NJ	3.5%	2.3%	3.5%	5.5%	2.7%
Middlesex County, NJ	4.1	2.7	4.3	6.6	3.0
Mercer County, NJ	3.7	2.5	3.8	6.0	3.1
Union County, NJ	4.7	3.3	5.3	7.8	3.7
Richmond County, NY	4.6	5.0	7.1	9.4	3.0
Kings County, NY	5.4	5.5	8.1	11.3	3.2
National Average	3.7	3.5	3.9	6.7	3.5

The following table sets forth median household income at December 31, 2023 and 2022, for the communities we serve and the national average, as published by the U.S. Census Bureau:

	Median Household Income
	at December 31,
	2023	2022
Hunterdon County, NJ	$125,099	$122,175
Middlesex County, NJ	103,610	102,237
Mercer County, NJ	91,384	86,549
Union County, NJ	89,136	87,476
Richmond County, NY	99,447	97,503
Kings County, NY	73,542	74,952
National Average	73,503	72,465

Lending Activities
Our principal lending activity is the origination of multifamily real estate loans and, to a lesser extent, other commercial real estate loans (typically on office, retail, and industrial properties), in New York, New Jersey, and eastern Pennsylvania. We also originate one-to-four family residential real estate loans (non-owner occupied investment properties), construction and land loans, commercial and industrial loans, and home equity loans and lines of credit.
Loan Originations, Purchases and Sales, Participations, and Servicing. All loans we originate are underwritten pursuant to our policies and procedures or are approved as exceptions to our policies and procedures. Our ability to originate fixed- or adjustable-rate loans is dependent on the relative demand for such loans, which is affected by various factors including current and anticipated future market interest rates. Our home equity loans and lines of credit typically are generated through digital and social media advertising, referrals from branch personnel, direct mail advertisements and online applications through our website. A significant portion of our multifamily real estate loans and other commercial real estate loans are generated with the use of third-party loan brokers. Our commercial and industrial loans typically are generated through our loan and business development officers and referrals from accountants and other professional contacts. We typically retain in our portfolio all loans we originate and generally only sell non-performing loans. Beginning in 2019, we began offering interest rate swap contracts to qualified commercial borrowers.
From time-to-time, we may sell or purchase participation interests in individual loans (in addition to loans we acquire in assisted transactions, mergers or acquisitions, and pool purchases). We underwrite our participation interest in the loans that we purchase according to our underwriting criteria and procedures. At December 31, 2023, we had $52.6 million of loan participations that we purchased (where we are not the primary lender). Additionally, there were $104.9 million of loan participations that we sold (where we are the primary lender). All loan participations are secured by real estate and adhere to our loan policies. At December 31, 2023, all participation loans were performing in accordance with their terms.
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

Loan Portfolio Composition. The following table sets forth the composition of our loan portfolio, by type of loan, at the dates indicated.

	At December 31,
	2023		2022		2021
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Total loans:
Real estate loans:
Multifamily	$2,750,996	65.44%	$2,824,579	66.56%	$2,518,065	66.16%
Commercial	929,595	22.11	899,249	21.19	808,597	21.24
One-to-four family residential	160,824	3.83	173,946	4.10	183,665	4.82
Home equity and lines of credit	163,520	3.89	152,555	3.59	109,956	2.89
Construction and land	30,967	0.74	24,932	0.59	27,495	0.72
Commercial and industrial loans(1)	155,268	3.69	154,700	3.65	141,005	3.70
Other loans	2,585	0.06	2,230	0.05	2,015	0.05
Total loans originated	4,193,755	99.76	4,232,191	99.73	3,790,798	99.58
Purchased credit-deteriorated (“PCD”) loans	9,899	0.24	11,502	0.27	15,819	0.42
Total loans	$4,203,654	100.00%	$4,243,693	100.00%	$3,806,617	100.00%
Other items:
Allowance for credit losses	(37,535)		(42,617)		(38,973)
Net loans held-for-investment	$4,166,119		$4,201,076		$3,767,644

(1) Includes Paycheck Protection Program (“PPP”) loans totaling $284,000, $5.1 million, and $40.5 million at December 2023, 2022, and 2021, respectively.

Loan Portfolio Maturities. The following tables summarize the scheduled repayments of our loan portfolio and weighted average contractual rate by loan type at December 31, 2023. Demand loans (loans having no stated repayment schedule or maturity) and overdraft loans are reported as being due in the year ending December 31, 2024. Maturities are based on the final contractual payment date and do not reflect the effect of prepayments, repricing and scheduled principal amortization.

	Loans Held-For-Investment
	Multifamily		Commercial Real Estate		One-to-Four Family Residential		Home Equity and Lines of Credit
	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in thousands)
Due
One year or less	$75	4.93%	$13,274	6.86%	$304	8.44%	$569	8.49%
After one year through five years	40,041	5.53%	69,710	6.15%	3,079	6.08%	7,184	4.70%
After five years through fifteen years	107,885	4.53%	166,729	5.49%	31,809	5.22%	48,107	4.71%
After fifteen years	2,602,995	3.72%	679,882	4.49%	125,632	4.99%	107,660	6.91%
Total	$2,750,996	3.78%	$929,595	4.83%	$160,824	5.06%	$163,520	6.17%

	Construction and Land		Commercial and Industrial		Other		PCD
	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount (1)	Weighted Average Rate	Amount	Weighted Average Rate (2)
	(Dollars in thousands)
Due
One year or less	$19,280	9.04%	$71,126	9.38%	$2,525	0.28%	$1,841	19.85%
After one year through five years	5,266	7.90%	44,980	8.74%	60	5.15%	1,808	13.30%
After five years through fifteen years	3,530	3.79%	32,930	5.72%	—	—%	6,025	15.66%
After fifteen years	2,891	4.44%	6,232	4.68%	—	—%	225	4.76%
Total	$30,967	7.82%	$155,268	8.23%	$2,585	0.39%	$9,899	15.76%

(1) Other loans of $2.5 million due within one year includes $2.2 million of negative escrow and $254,000 of overdraft adjustments.
(2) Represents estimated accretable yield.

	Total Loans
	Amount	Weighted Average Rate

Due
One year or less	$108,994	8.97%
After one year through five years	172,128	6.75%
After five years through fifteen years	397,015	5.27%
After fifteen years	3,525,517	4.01%
Total	$4,203,654	4.37%

The following table summarizes fixed and adjustable-rate loans at December 31, 2023, that are contractually due after December 31, 2024:

	Due After December 31, 2024
	Fixed Rate	Adjustable Rate	Total
	(Dollars in thousands)
Real estate loans:
Multifamily	$72,461	$2,678,460	$2,750,921
Commercial	41,626	874,695	916,321
One-to-four family residential	72,378	88,142	160,520
Construction and land	1,146	10,541	11,687
Home equity and lines of credit	91,197	71,754	162,951
Commercial and industrial loans	45,343	38,799	84,142
Other loans	60	—	60
PCD loans	3,182	4,876	8,058
Total loans	$327,393	$3,767,267	$4,094,660
At December 31, 2023, the Company had $3.53 billion in loans due to mature in 2039 and beyond, of which $95.7 million, or 2.71%, are fixed-rate loans.
Multifamily Real Estate Loans. Loans secured by multifamily properties totaled approximately $2.75 billion, or 65.4% of our total loan portfolio, at December 31, 2023. We include in this category properties having more than four residential units and a business or businesses where the majority of space is utilized for residential purposes, which we refer to as mixed-use. At December 31, 2023, we had 1,186 multifamily real estate loans, with an average loan balance of approximately $2.3 million, although there are a large number of loans with balances substantially greater than this average. At December 31, 2023, our largest multifamily real estate loan had a principal balance of $30.5 million, was secured by a garden-style apartment complex located in Essex County, New Jersey, and was performing in accordance with its original contractual terms. Substantially all of our multifamily real estate loans are secured by properties located in our primary market areas and eastern Pennsylvania.
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
In 2019, the New York State legislature passed the Housing Stability and Tenant Protection Act, impacting approximately 1,000,000 rent-regulated apartment units. Among other things, the legislation: (i) curtails rent increases from material capital improvements and individual apartment improvements; (ii) all but eliminates the ability for apartments to exit rent regulation; (iii) does away with vacancy decontrol and high-income deregulation; and (iv) repealed the 20% vacancy bonus. At December 31, 2023, the Company has approximately $457.8 million in multifamily loans in New York City with tenants that have some form of rent stabilization or rent control.

The following table summarizes our variable-interest multifamily loans by year of repricing (excluding PCD loans) at December 31, 2023:

	Amount	Weighted Average Rate
	(Dollars in thousands)
After one year through five years	$1,957,320	3.79%
After five years through ten years	31,788	4.43%
After ten years	683,197	3.64%
	$2,672,305	3.76%
Commercial Real Estate Loans.  Commercial real estate loans (other than multifamily real estate loans) totaled $929.6 million, or 22.1% of our loan portfolio, as of December 31, 2023. At December 31, 2023, our commercial real estate loan portfolio consisted of 710 loans with an average loan balance of approximately $1.3 million, although there are a large number of loans with balances substantially greater than this average. At December 31, 2023, our largest commercial real estate loan had a principal balance of $90.0 million (net active principal balance of $30.0 million as we have a 33.3% participation interest), was secured by an office facility located in Staten Island, New York, and was performing in accordance with its original contractual terms. Substantially all of our commercial real estate loans are secured by properties located in our primary market areas.
The following table sets forth the property types collateralizing our commercial real estate loans held-for-investment as of December 31, 2023:

	December 31, 2023
	Amount	Percent
	(Dollars in thousands)
Office buildings	$208,618	22.4%
Mixed use (majority of space is non-residential)	182,706	19.7
Retail	160,190	17.2
Warehousing	105,401	11.3
Manufacturing	65,516	7.1
Healthcare facilities	46,282	5.0
Accommodations (hotel/motel)	45,433	4.9
Services	42,021	4.5
Other	40,473	4.4
Schools/daycare	13,175	1.4
Restaurants	10,313	1.1
Recreational	9,467	1.0
	$929,595	100.0%
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

New York City Local Law 97 (“Local Law 97”) became effective on November 15, 2019. The law sets limits on the greenhouse gas emissions of both newly built and existing covered buildings. The law will apply to both commercial and residential buildings over 25,000 square feet (or two more buildings on the same tax lot or governed by the same board of managers that together exceed 50,000 square feet) and goes into effect beginning 2024. The buildings covered by Local Law 97 will be required to file a report with the Department of Buildings by May 1, 2025 detailing their annual greenhouse gas emissions and then by May 1 of every year thereafter. Starting in 2025, an owner of a covered building who submits a report indicating that their building exceeded its annual building emissions limit will be liable for a civil penalty. Based on management’s assessment of our loan portfolio as of December 31, 2023, we believe that 31 loans will be considered covered buildings and will be affected by the ruling regarding Local Law 97 during the first stage of implementation. At December 31, 2023, the largest loan-to-value (“LTV”) ratio of these 31 loans was 74.1%, and the average LTV ratio was 53.7%. These loans had an aggregate book balance of $136.8 million and were all performing in accordance with their original contractual terms at that date.
Construction and Land Loans. At December 31, 2023, construction and land loans totaled $31.0 million, or 0.7% of total loans receivable, and the additional unadvanced portion of these construction loans totaled $26.3 million. At December 31, 2023, we had 22 construction and land loans with an average balance of approximately $1.4 million. Our largest construction and land loan had a principal balance of $8.8 million, and is secured by a proposed three-story, 72-unit apartment building in Staten Island, New York. At December 31, 2023, this loan was performing in accordance with its original contractual terms.
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
Commercial and Industrial Loans. At December 31, 2023, commercial and industrial loans totaled $155.3 million or 3.7% of the total loan portfolio, and the additional unadvanced portion of these commercial and industrial loans totaled $101.7 million. As of December 31, 2023, we had 863 commercial and industrial loans with an average loan balance of approximately $180,000, although we originate these types of loans in amounts substantially greater than this average. At December 31, 2023, our largest commercial and industrial loan had a principal balance of $13.4 million and was risk rated substandard and modified during the year ended December 31, 2023, to receive a maturity extension of 90 days through February 1, 2024, with a further short-term extension in process for approval through May 1, 2024. This loan previously had multiple 90-day extensions. The loan was originally downgraded to substandard due to operating losses; however, the current debt service coverage ratio is 1.57x and the loan is considered adequately secured by receivables in excess of $18 million. The loan is current as of December 31, 2023 (in accordance with the extensions granted).

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
Within our commercial and industrial loan portfolio, we offer unsecured small business loans primarily underwritten utilizing a third-party loan scoring system designed to assess the credit risk of small businesses. These loans include fixed rate term loans with typical maturities of up to seven years and revolving floating rate working capital lines of credit reviewed annually. Maximum loan amounts within this loan segment are limited to the lesser of a percentage of a business’s revenue or $100,000 (previously $250,000) and require the full personal guarantees of the business owners. Unsecured small business loans totaled $37.4 million and $43.3 million at December 31, 2023 and 2022, respectively.
During 2021 the Company participated in the PPP which was designed by the U.S. Treasury to provide loans for small businesses during the COVID-19 pandemic. The loans are fully guaranteed by the Small Business Administration (“SBA”) and are forgivable provided the funds were used on qualifying payrolls costs, rent utilities and other qualifying payments. The program has largely been completed, with substantially all of the borrowers receiving forgiveness payments. The Company originated 2,343 PPP loans totaling approximately $232.2 million under the PPP. At December 31, 2023, the Company had three PPP loans outstanding totaling $284,000 which are categorized within our commercial and industrial loan portfolio.
The Bank also underwrites SBA guaranteed loans and guaranteed or assisted loans through various state, county and municipal programs.

One-to-Four Family Residential Real Estate Loans. At December 31, 2023, we had 326 one-to-four family residential real estate loans outstanding with an aggregate balance of $160.8 million, or 3.8% of our total loan portfolio. As of December 31, 2023, the average balance of one-to-four family residential real estate loans was approximately $477,000, although we have originated these types of loan in amounts substantially greater than this average. At December 31, 2023, our largest loan of this type (excluding purchased loan pools, discussed below) had a principal balance of $5.3 million and was collateralized by 42 condominiums within a complex in Union County, New Jersey. The loan was performing in accordance with its original contractual terms. We have not offered loans secured by owner-occupied, one-to-four family residential real estate, but may purchase them from time-to-time to meet our Community Reinvestment Act obligations. We are currently in process of establishing a one-to-four residential mortgage lending program to originate loans from our customers and purchase residential mortgage loans through correspondent channels. These mortgages will be either held-for-investment or held-for-sale and sold in the secondary market.
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

Home Equity Loans and Lines of Credit. At December 31, 2023, we had 2,408 home equity loans and lines of credit with an aggregate outstanding balance of $163.5 million, or 3.9% of our total loan portfolio. Of this total, outstanding home equity lines of credit totaled $71.8 million, or 1.7%, of our total loan portfolio and home equity loans totaled $87.5 million, or 2.1%, of our total loan portfolio. At December 31, 2023, the average home equity loan and line of credit balance was approximately $68,000 although we originate these types of loans in amounts substantially greater than this average. At December 31, 2023, our largest home equity line of credit had an outstanding balance of approximately $2.0 million. This loan was performing in accordance with its original contractual terms. At December 31, 2023, our largest outstanding home equity loan was $1.7 million and was performing in accordance with its original contractual terms.
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
PCD Loans. Under the current expected credit losses (“CECL”) methodology, the Company elected to maintain pools of loans that were previously accounted for under Accounting Standards Codification (“ASC”) Subtopic 310-30 - Accounting for Purchased Loans with Deteriorated Credit Quality (“ASC 310-30”), and will continue to account for these pools as a unit of account. Loans are only removed from existing pools if they are written off, paid off, or sold. Under CECL, the allowance for credit losses was determined for each pool and added to the pool's carrying amount to establish a new amortized cost basis. The difference between the unpaid principal balance of the pool and the new amortized cost basis is the noncredit premium or discount, which will be amortized into interest income over the remaining life of the pool. Changes to the allowance for credit losses are recorded through provision expense.
At December 31, 2023, PCD loans consisted of approximately 7% one-to-four family residential loans, 25% commercial real estate loans, 57% commercial and industrial loans, and 11% in home equity loans.
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
Effective January 1, 2023, we adopted Accounting Standards Update (“ASU”) No. 2022-02, “Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures” (“ASU 2022-02”) on a prospective basis. The amendments in this ASU were issued to (1) eliminate accounting guidance for Troubled Debt Restructurings (“TDRs”) by creditors, while enhancing disclosure requirements for certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty; (2) require disclosures of current period gross write-offs by year of origination for financing receivables and net investments in leases. Under ASU 2022-02, we assess all loan modifications to determine whether one is granted to a borrower experiencing financial difficulty, regardless of whether the modified loan terms include a concession. Modifications granted to borrowers experiencing financial difficulty may be in the form of an interest rate reduction, an other-than-insignificant payment delay, a term extension, principal forgiveness or a combination thereof.

Prior to the adoption of ASU 2022-02, a TDR occurred when the terms of a loan were modified because of deterioration in the financial condition of the borrower. Modifications could include extension of the repayment terms of the loan, reduced interest rates, or forgiveness of accrued interest and/or principal. We recorded an impairment loss associated with a TDR, if any, based on the present value of expected future cash flows discounted at the original loan’s effective interest rate or the underlying collateral value, less estimated cost to sell, if the loan is collateral dependent. Once an obligation has been restructured because of credit problems, it continues to be considered restructured until paid in full or, if the obligation yields a market rate (a rate equal to or greater than the rate we were willing to accept at the time of the restructuring for a new loan with comparable risk), until the year after which the restructuring takes place, provided the borrower has performed under the modified terms for a consecutive six-month period. Since adoption of ASU 2022-02, the Company has ceased to recognize or measure for new TDRs but those existing at January 1, 2023 remain until settled.
Non-Performing and Restructured Loans (excluding PCD). The table below sets forth the amounts and categories of our non-performing assets at the dates indicated.

	At December 31,
	2023	2022	2021
	(Dollars in thousands)
Non-accrual loans held-for-investment:
Real estate loans:
Commercial	$6,491	$5,184	$5,117
One-to-four family residential	104	118	314
Multifamily	2,709	3,285	1,882
Home equity and lines of credit	499	262	281
Commercial and industrial loans	305	964	28
Other	7	—	—
Total non-accrual loans held-for-investment	10,115	9,813	7,622
Loans delinquent 90 days or more and still accruing held-for-investment:
Real estate loans:
Commercial	—	8	147
One-to-four family residential	406	155	165
Multifamily	201	233	—
Home equity and lines of credit	711	—	—
Other	—	5	—
Commercial and industrial loans	—	24	72
Total loans delinquent 90 days or more and still accruing	1,318	425	384
Total non-performing loans held-for-investment	11,433	10,238	8,006
Other real estate owned	—	—	100
Total non-performing assets	$11,433	$10,238	$8,106
Ratios:
Non-performing loans to total loans (1)	0.27%	0.24%	0.21%
Non-accrual loans held-for-investment to total loans held-for-investment, net	0.24%	0.23%	0.20%
Non-performing assets to total assets	0.20%	0.18%	0.15%
Total assets	$5,598,396	$5,601,293	$5,430,542
Loans held-for-investment, net	$4,203,654	$4,243,693	$3,806,617

(1) Includes non-performing loans transferred to held-for-sale.

At December 31, 2023, 2.9% of PCD loans were past due 30 to 89 days, and 27.1% were past due 90 days or more. At December 31, 2022, 6.8% of PCD loans were past due 30 to 89 days, and 23.0% were past due 90 days or more. At December 31, 2021, 10.5% of PCD loans were past due 30 to 89 days, and 19.2% were past due 90 days or more.

The following table sets forth the property types collateralizing non-accrual commercial real estate loans held-for investment at December 31, 2023:

	At December 31, 2023
	Amount	Percent
	(Dollars in thousands)
Services	$2,606	40.1%
Office buildings	1,555	23.9
Mixed use	1,452	22.4
Restaurant	471	7.3
Accommodations	171	2.6
Other	102	1.6
Healthcare facilities	69	1.1
Retail	65	1.0
Total	$6,491	100.0%
Other Real Estate Owned. Real estate acquired by us as a result of foreclosure or by deed in lieu of foreclosure is classified as other real estate owned. On the date the property is acquired, it is recorded at the lower of cost or estimated fair value, establishing a new cost basis. Estimated fair value generally represents the sale price a buyer would be willing to pay on the basis of current market conditions, less the estimated costs to sell the property. Holding costs and declines in estimated fair value result in charges to expense after acquisition. At December 31, 2023 and 2022, the Company had no assets acquired through foreclosure.
Potential Problem Loans and Classification of Assets. Our policies, consistent with regulatory guidelines, provide for the classification of loans and other assets that are considered to be of lesser quality as substandard, doubtful, or loss assets. An asset is classified substandard if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Substandard assets include those assets characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected. Assets classified as doubtful have all of the weaknesses inherent in those classified substandard with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable. Assets (or portions of assets) classified as loss are those considered uncollectible and of such little value that their continuance as assets is not warranted. Assets that do not expose us to risk sufficient to warrant classification in one of the aforementioned categories, but which possess potential weaknesses that deserve our close attention, are designated as special mention. At December 31, 2023, classified assets, excluding loans on non-accrual status, consisted of substandard assets of $29.3 million and no doubtful or loss assets. At December 31, 2023, we also had $14.9 million of assets designated as special mention. At December 31, 2022, classified assets, excluding loans on non-accrual status, consisted of substandard assets of $30.1 million and no doubtful or loss assets.  At December 31, 2022, we also had $7.0 million of assets designated as special mention.
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
The following table sets forth the total amounts of delinquencies for accruing loans that were 30 to 89 days past due by type and by amount at the dates indicated:

	December 31,
	2023	2022
	(Dollars in thousands)
Real estate loans:
Multifamily	$740	$189
Commercial	1,010	900
One-to-four family residential	3,339	672
Home equity and lines of credit	817	830
Commercial and industrial loans	2,767	1,048
Other loans	10	5
Total	$8,683	$3,644

The majority of the loans past due in the one-to-four family residential and home equity and lines of credit portfolios were due to loans past due 30 days at December 31, 2023, which then became current subsequent to the quarter end, therefore management does not believe the increase in delinquencies in these portfolios is an indicator of credit deterioration. The increase in the commercial and industrial loan delinquencies was primarily due to an increase in delinquencies in unsecured small business loans, attributable to a combination of rising interest rates and a slowdown in business. Management continues to monitor the small business unsecured commercial and industrial loan portfolio.
Allowance for Credit Losses on Loans
We provide for credit losses on loans based on our documented allowance for credit losses methodology. Credit losses are charged to the allowance for credit losses and recoveries are credited to it. Additions to the allowance for credit losses are provided by charges against income based on various factors, which, in our judgment, deserve current recognition in estimating current estimated credit losses. Credit losses are charged-off in the period the loans, or portion thereof, are deemed uncollectible. Generally, the Company will record a loan charge-off (including a partial charge-off) to reduce a loan to the estimated fair value of the underlying collateral, less cost to sell, for collateral dependent loans. We regularly review the loan portfolio in order to maintain the allowance for credit losses in accordance with U.S. GAAP. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Polices - Allowance for Credit Losses on Loans” for a description of our allowance methodology.

The following table sets forth activity in our allowance for credit losses for the years indicated:

	At or For the Years Ended December 31,
	2023	2022	2021
	(Dollars in thousands)
Balance at beginning of year	$42,617	$38,973	$37,607
Impact of CECL adoption	—	—	10,353
Balance at January 1, 2021	42,617	38,973	47,960
Charge-offs:
Commercial (1)	—	(278)	—
One-to-four family residential	—	—	(21)
Commercial and industrial	(6,572)	(446)	(646)
Other	—	—	(3)
PCD loans	(8)	(601)	(2,411)
Total charge-offs	(6,580)	(1,325)	(3,081)
Recoveries:
Commercial (1)	71	102	60
One-to-four family residential	—	32	29
Home equity and lines of credit	1	19	26
Commercial and industrial	63	144	39
Other	—	12	5
PCD loans	10	178	119
Total recoveries	145	487	278
Net charge-offs	(6,435)	(838)	(2,803)
Provision/(benefit) for credit losses	1,353	4,482	(6,184)
Balance at end of year	$37,535	$42,617	$38,973
Ratios:
Net charge-offs to average loans outstanding (2):
Commercial and industrial	(0.15)%	(0.01)%	(0.01)%
PCD	—	(0.01)	(0.06)
Total net charge-offs	(0.15)%	(0.02)%	(0.07)%
Allowance for credit losses to total non-performing loans at end of year (3)(5)	328.30	416.26	486.80
Allowance for credit losses to total loans held-for-investment, net, at end of year (3)(4)(5)	0.89	1.00	1.02
Allowance for credit losses to non-accrual loans held-for-investment at end of year (4)(5)	371.08	434.29	511.32

(1)	Commercial includes commercial real estate loans collateralized by owner-occupied, non-owner occupied, and multifamily properties.
(2)	Calculated based on average total loans.
(3)
Excluding PPP loans (which are fully government guaranteed and do not carry any provision for losses) of $284,000, $5.1 million, and $40.5 million (originated) at December 31, 2023, 2022 and 2021, respectively, the allowance for credit losses to total loans held for investment, net, totaled 0.89%, 1.01% and 1.03%, respectively, at December 31, 2023, 2022, and 2021.

(4)	Includes PCD and acquired loans held-for-investment (and related allowance for credit losses).
(5)
The Company adopted the CECL accounting standard effective January 1, 2021, and recorded a $10.4 million increase to its allowance for credit losses, including reserves of $6.8 million related to PCD loans.

At December 31, 2023 and 2022, the allowance for credit losses related to PCD loans was $3.1 million and $3.9 million, respectively.  Loans held-for-sale, when applicable, are excluded from the allowance for credit losses coverage ratios in the table above.

Allocation of Allowance for Credit Losses.  The following table sets forth the allowance for credit losses allocated by loan category and the percent of loans in each category to total loans at the dates indicated. The allowance for credit losses allocated to each category is not necessarily indicative of future losses in any particular category and does not restrict the use of the allowance to absorb losses in other categories.

	At December 31,
	2023		2022		2021
	Allowance for Credit Losses	Percent of Loans in Each Category to Total Loans	Allowance for Credit Losses	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
Real estate loans:
Commercial (1)	$23,255	87.55%	$29,485	87.75%	$26,785	87.40%
One-to-four family residential	3,285	3.83	3,936	4.10	3,545	4.82
Construction and land	149	0.74	324	0.59	169	0.72
Home equity and lines of credit	1,705	3.89	866	3.59	560	2.89
Commercial and industrial	6,050	3.69	4,114	3.65	3,173	3.70
PCD loans	3,085	0.24	3,883	0.27	4,732	0.42
Other	6	0.06	9	0.05	9	0.05
Total allowance	$37,535	100.00%	$42,617	100.00%	$38,973	100.00%

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
Northfield Bank’s investment policy does not permit investment in common stock of other entities including GSEs, other than our required investment in the common stock of the FHLBNY, as permitted for community reinvestment act purposes or to fund Northfield Bank’s deferred compensation plan. Northfield Bancorp, Inc. may invest in equity securities of other financial institutions, as well as preferred stock, up to certain limitations. As of December 31, 2023, we did not hold any asset-backed securities other than mortgage-backed securities.
Our current investment policy does permit hedging through the use of derivative instruments such as financial futures or interest rate options and swaps, although we currently have no derivative hedging instruments in place.
We purchase mortgage-backed securities insured or guaranteed primarily by the Federal National Mortgage Association (“Fannie Mae”), the Federal Home Loan Mortgage Corporation (“Freddie Mac”), or the Government National Mortgage Association (“Ginnie Mae”), and to a lesser extent, securities issued by private companies (private label). We invest in mortgage-backed securities to achieve positive interest rate spreads with minimal administrative expense, and to lower our credit risk as a result of the guarantees provided as well as to provide us liquidity to fund loan originations and deposit outflows. Mortgage-backed securities are securities sold in the secondary market that are collateralized by pools of mortgages.
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

At December 31, 2023, our corporate bond portfolio consisted of securities, substantially all of which were investment-grade, and had remaining maturities generally shorter than five years. Our investment policy provides that we may invest up to 15% of our Tier 1 risk-based capital in corporate bonds from individual issuers which, at the time of purchase, are within the investment-grade ratings from Standard & Poor’s, Moody’s or Fitch. Corporate bonds from individual issuers not rated investment grade at the time of purchase, are limited to the lesser of 1% of our total assets or 15% of our Tier 1 risk-based capital, and must have a maturity of less than one year. Aggregate holdings of this security type cannot exceed 5% of our total assets. Aggregate holdings of individual issuers of corporate bonds and commercial paper, both investment grade and non-investment grade, are not to exceed 50% of Tier 1 capital of the Company.
The following table sets forth the amortized cost and estimated fair value of our available-for-sale and held-to-maturity securities portfolios (excluding FHLBNY common stock) at the dates indicated.  As of December 31, 2023, 2022, and 2021, we also had a trading portfolio with a fair value of $12.5 million, $10.8 million and $13.5 million, respectively, consisting of mutual funds quoted in actively traded markets.  These securities are utilized to fund non-qualified deferred compensation obligations.

	At December 31,
	2023		2022		2021
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(Dollars in thousands)
Debt securities available-for-sale:
U.S. Treasuries	$44,364	$44,379	$—	$—	$—	$—
U.S. Government agency securities	75,898	73,908	76,150	72,076	2,344	2,290
Mortgage-backed securities:
Pass-through certificates:
GSEs	365,823	337,540	472,963	432,618	579,035	581,406
REMICs:
GSEs	224,931	213,100	280,870	264,724	390,755	391,710
Other debt securities:
Municipal bonds	765	763	21	21	71	72
Corporate bonds	128,704	125,774	189,603	182,734	233,311	232,759
Total debt securities available-for-sale	$840,485	$795,464	$1,019,607	$952,173	$1,205,516	$1,208,237

	At December 31,
	2023		2022		2021
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(Dollars in thousands)
Securities held-to-maturity:
Mortgage-backed securities:
Pass-through certificates - GSEs	$9,866	$9,586	$10,760	$10,389	$5,283	$5,475
Total securities held-to-maturity	$9,866	$9,586	$10,760	$10,389	$5,283	$5,475

Portfolio Maturities and Yields.  The composition and maturities of the investment securities portfolio at December 31, 2023, are summarized in the following table. Maturities are based on the final contractual payment dates, and do not reflect the effect of scheduled principal repayments, prepayments, or early redemptions that may occur.  All of our securities at December 31, 2023, were taxable with the exception of our U.S. Government agency securities and municipal portfolio. Weighted average yield is based on amortized cost.

	One Year or Less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield
	(Dollars in thousands)
Securities available-for-sale:
U.S. Treasuries	$44,364	5.32%	$—	—%	$—	—%	$—	—%	$44,364	$44,379	5.32%
U.S. Government agency securities:	—	—%	75,898	2.15%	—	—%	—	—%	75,898	73,908	2.15%
Mortgage-backed securities:
Pass-through certificates:
GSEs	228	3.88%	27,022	2.71%	199,766	2.30%	138,807	2.32%	365,823	337,540	2.34%
REMICs:
GSE	—	—%	5,513	2.22%	3,820	2.98%	215,598	3.60%	224,931	213,100	3.55%
	$228	3.88%	$32,535	2.63%	$203,586	2.31%	$354,405	3.10%	$590,754	$550,640	2.80%
Other debt securities:
Municipal bonds	$765	4.83%	$—	—%	$—	—%	$—	—%	$765	$763	4.83%
Corporate bonds	73,253	2.18%	51,451	3.80%	4,000	6.25%	—	—%	128,704	125,774	2.95%
	$74,018	2.21%	$51,451	3.80%	$4,000	—%	$—	—%	$129,469	$126,537	2.96%
Total securities available-for-sale	$118,610	3.38%	$159,884	2.78%	$207,586	2.27%	$354,405	3.10%	$840,485	$795,464	2.90%

Securities held-to-maturity:
Mortgage-backed securities:
Pass-through certificates:
GSEs	$—	—%	$—	—%	$—	—%	$9,866	4.32%	$9,866	$9,586	4.32%
Total securities held-to-maturity	$—	—%	$—	—%	$—	—%	$9,866	4.32%	$9,866	$9,586	4.32%

Sources of Funds
General.  Deposits traditionally have been our primary source of funds for our securities and lending activities. We also borrow from the FHLBNY, the FRB and other financial institutions to supplement cash flow needs, to manage the maturities of liabilities for interest rate and investment risk management purposes, and to manage our cost of funds. Our additional sources of funds are the proceeds of loan sales, scheduled loan and investment payments, maturing investments, loan prepayments, and brokered deposits.
Deposits.  We accept deposits primarily from the areas in which our offices are located. We offer a variety of deposit accounts to businesses, consumers and municipalities with a range of interest rates and terms. We accept brokered deposits when it is deemed cost effective. At December 31, 2023 and 2022, we had brokered deposits totaling $100.0 million and $390.0 million, respectively. In addition, municipal deposits which primarily consist of funds from local government entities domiciled in New Jersey, and are a significant source of funds, totaled $768.6 million, or 19.8% of our total deposits at December 31, 2023. At December 31, 2022, municipal deposits totaled $604.7 million, or 14.6% of our total deposits. Municipal deposits are primarily collateralized by municipal letters of credit issued by the FHLBNY and/or mortgaged-backed securities.

At December 31, 2023, we reported $1.73 billion of estimated uninsured deposits. This total included $856.5 million of collateralized governmental deposits and intercompany deposits, leaving estimated adjusted uninsured deposits of $869.9 million, or 22.4% of total deposits. Total uninsured deposits at December 31, 2022 were estimated at $1.54 billion. As of those dates we had no deposits that were uninsured for any reason other than being in excess of the $250,000 limit for federal deposit insurance.
The following table provides the uninsured portion of certificates of deposit at December 31, 2023, by account, with a maturity of:

December 31, 2023
(Dollars in thousands)
Three months or less	$19,302
Over three months through six months	15,814
Over six months through one year	23,401
Over one year	2,204
Total	$60,721
As of December 31, 2023, the aggregate amount of our outstanding certificates of deposit in amounts greater than $250,000 was $98.2 million. The following table sets forth the maturity of these certificates at December 31, 2023:

December 31, 2023
(Dollars in thousands)
Three months or less	$33,052
Over three months through six months	25,564
Over six months through one year	33,151
Over one year	6,454
Total	$98,221
At December 31, 2023, we had $673.7 million in certificates of deposit, of which $635.8 million had remaining maturities of one year or less.
The following table sets forth the distribution of our average total deposit accounts, by account type, for the periods indicated:

	For the Year Ended December 31,
	2023			2022			2021
	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate
	(Dollars in thousands)
Non-interest bearing demand	$770,939	20.26%	—%	$907,603	20.95%	—%	$812,805	19.68%	—%
NOW and interest bearing demand	1,226,944	32.24	1.35%	1,291,370	29.82	0.14%	1,085,259	26.28%	0.07%
Money market accounts	342,251	8.99	0.87%	572,075	13.21	0.13%	594,081	14.38%	0.11%
Savings	894,259	23.50	1.22%	1,034,603	23.89	0.11%	1,132,212	27.42%	0.14%
Certificates of deposit	571,042	15.01	3.21%	525,557	12.13	1.27%	505,472	12.24%	0.63%
Total deposits	$3,805,435	100.00%	1.28%	$4,331,208	100.00%	0.24%	$4,129,829	100.00%	0.15%

Borrowings.   Our borrowings consist primarily of advances from the FHLBNY, borrowings under the Federal Reserve's Bank Term Funding Program (“BTFP”), and securities sold under agreements to repurchase (repurchase agreements) with third-party financial institutions. As of December 31, 2023, our FHLB advances totaled $733.6 million, or 15.0%, of total liabilities, BTFP borrowings totaled $94.5 million, or 1.93%, repurchase agreements totaled $25.0 million, or 0.5%, and floating rate advances and other interest-bearing liabilities totaled $6.2 million, or 0.1%, of total liabilities. At December 31, 2023, the Company had the ability to obtain additional funding from the FHLBNY and Federal Reserve Bank discount window of approximately $1.4 billion, utilizing unencumbered securities of $493.7 million and multifamily loans of $931.0 million. Repurchase agreements are primarily secured by mortgage-backed securities. Advances from the FHLBNY are secured by our investment in the common stock of the FHLBNY as well as by pledged mortgage-backed securities and loans.

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
Human Capital
At December 31, 2023, the Company had 397 full-time employees and seven part-time employees, located primarily in the states of New York and New Jersey, of which approximately 67% were women and 42% were minorities. We are focused on attracting, developing and retaining employees with diverse backgrounds and experiences whose contributions can maximize our financial and strategic growth objectives and build long-term stockholder value. Our core values of trust, respect and excellence, coupled with our vision to be the high-performing community bank where employees want to work, customers want to bank, and stockholders want to invest. fosters innovation, increases business value, and enriches our corporate culture. We believe our relationship with our employees is strong. We have not experienced any material employment-related issues or interruptions of services due to labor disagreements and are not a party to any collective bargaining agreements. Key items related to our human capital are described below.
Compensation and Benefits. We offer employees competitive short-term and long-term compensation that we periodically benchmark to market data utilizing third party consultants specialized in employee compensation and retention. We provide a comprehensive and competitive portfolio of health and welfare benefits including medical, dental and vision insurance, life insurance, short-term disability, and various expense reimbursement programs. We sponsor a 401(k) plan, which provides eligible employees the opportunity to invest a portion of their base salary, up to regulatory limits, in professionally managed investment options, and self-directed brokerage accounts. We match up to 50% of employee contributions up to the first 6% of compensation, as defined, based on years of service. We also maintain the Northfield Bank Employee Stock Ownership Plan (the “ESOP”) for eligible employees. The ESOP is a tax-qualified plan invested in our common stock. The ESOP provides employees with the opportunity to receive a retirement benefit based on the value of our common stock, and is 100% funded by Northfield Bank.
Employee Engagement. We partner with various third parties to measure employee engagement and satisfaction, and through efforts of our internal employee engagement team, develop action plans for continued improvement. We have introduced virtual town hall meetings for all employees, opening the lines of communications and answering employee questions and concerns. In conjunction with the town hall meetings and internal focus groups, periodic surveys are conducted related to well-being, compensation, benefits, and our core values. These surveys provided insight into our employees’ needs and preferences, which we consider in future program development.
Diversity, Equity and Inclusion. We embrace diversity, equity, and inclusion which are important components of our core values. Our team members possess diverse backgrounds, perspectives, and experiences that are reflective of the communities and customers we serve. The unique capabilities and talents that they invest in their work represent who we are as an organization. Our recruitment efforts provide us opportunities to identify and select from a diverse group of candidates for all open positions based on critical skill sets of each position. We recognize and reward our employees based on their results and performance and are dedicated to providing them a workplace that is inclusive, supportive, free of discrimination or harassment, and that values characteristics and differences that make each of our employees unique.

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
Subsidiary Activities
Northfield-Bancorp, Inc. owns 100% of Northfield Investments, Inc., an inactive New Jersey investment company, and 100% of Northfield Bank. Northfield Bank owns 100% of NSB Services Corp., a Delaware corporation, which in turn owns 100% of the voting common stock of NSB Realty Trust. NSB Realty Trust is a Maryland real estate investment trust that holds mortgage loans, mortgage-backed securities and other investments. These entities enable us to segregate certain assets for management purposes, and or borrow against assets or stock of these entities for liquidity purposes. At December 31, 2023, Northfield Bank’s investment in NSB Services Corp. was $855.1 million, and NSB Services Corp. had assets of $858.8 million and liabilities of $3.6 million at that date. At December 31, 2023, NSB Services Corp.’s investment in NSB Realty Trust was $858.3 million, and NSB Realty Trust had $858.4 million in assets and liabilities of $58,000 at that date.

SUPERVISION AND REGULATION
General
Northfield Bank is a federally chartered savings bank that is primarily regulated, examined, and supervised by the OCC, and by the FDIC as deposit insurer for certain activities. This regulation and supervision establish a comprehensive framework of activities in which an institution may engage and is intended primarily for the protection of the FDIC’s Deposit Insurance Fund and depositors, and not for the protection of security holders. Under this system of federal regulation, financial institutions are periodically examined to ensure that they satisfy applicable standards with respect to their capital adequacy, assets, management, earnings, liquidity, and sensitivity to market interest rates. The OCC examines Northfield Bank and prepares reports for the consideration of its Board of Directors on any operating deficiencies. Northfield Bank’s relationship with its depositors and borrowers also is regulated to a great extent by federal law and, to a much lesser extent, state law, especially in matters concerning the ownership of deposit accounts and the form and content of Northfield Bank’s loan documents. Northfield Bank is also a member of and owns stock in the FHLBNY, which is one of the 11 regional banks in the FHLB System.
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
Loans-to-One-Borrower
We generally may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of Northfield Bank’s capital and surplus. An additional amount may be loaned, equal to 10% of capital and surplus, if the loan is secured by readily marketable collateral, which is defined to include certain financial instruments and bullion, but generally does not include real estate. As of December 31, 2023, we were in compliance with our loans-to-one-borrower limitations.
Qualified Thrift Lender Test
As a federally chartered savings bank, Northfield Bank is required to satisfy a qualified thrift lender (“QTL”) test, under which we either must qualify as a “domestic building and loan” association as defined by the Internal Revenue Code or maintain at least 65% of our “portfolio assets” in “qualified thrift investments.” “Qualified thrift investments” consist primarily of residential mortgages and related investments, including mortgage-backed and related securities. “Portfolio assets” generally mean total assets less specified liquid assets up to 20% of total assets, goodwill, and other intangible assets and the value of property used to conduct business. A savings bank that fails the QTL test must operate under specified restrictions. Federal law also makes noncompliance with the QTL test subject to agency enforcement action for a violation of law. As of December 31, 2023, we maintained 75.6% of our portfolio assets in qualified thrift investments and, therefore, we met the QTL test.

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
Capital Requirements
Federal regulations require federally insured depository institutions to meet several minimum capital standards: a common equity Tier 1 capital to risk-based assets ratio of 4.5%, a Tier 1 capital to risk-based assets ratio of 6.0%, a total capital to risk-based assets ratio of 8.0%, and a 4.0% Tier 1 capital to total assets leverage ratio.
In determining the amount of risk-weighted assets for purposes of calculating risk-based capital ratios, all assets, including certain off-balance sheet assets (e.g., recourse obligations, direct credit substitutes, residual interests) are multiplied by a risk weight factor assigned by the regulations based on the risks believed inherent in the type of asset. Higher levels of capital are required for asset categories believed to present greater risk. Common equity Tier 1 capital generally is defined as common stockholders’ equity and retained earnings. Tier 1 capital generally is defined as common equity Tier 1 plus additional Tier 1 capital. Additional Tier 1 capital includes certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries. Total capital includes Tier 1 capital (common equity Tier 1 capital plus additional Tier 1 capital) and Tier 2 capital. Tier 2 capital is comprised of capital instruments and related surplus, meeting specified requirements, and may include cumulative preferred stock and long-term perpetual preferred stock, mandatory convertible securities, intermediate preferred stock and subordinated debt. Also included in Tier 2 capital is the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets and certain other items. In assessing an institution’s capital adequacy, the OCC takes into consideration not only these numeric factors, but qualitative adjustments as well, and has the authority to establish higher capital requirements for individual institutions when deemed necessary.
In addition to establishing the minimum regulatory capital requirements, the regulations limit capital distributions and certain discretionary bonus payments to management if the institution does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets above the amount necessary to meet its minimum risk-based capital requirements.
The federal banking agencies, including the OCC, are required to specify for qualifying institutions with less than $10 billion of assets an alternative “community bank leverage ratio” that ranges between 8% to 10% of consolidated assets. Institutions with capital levels meeting or exceeding the specified requirement and choosing the alternative regulatory capital framework are considered to comply with the applicable regulatory capital requirements, including all risk-based requirements. The elective community bank leverage ratio has been currently established at 9.0% Tier 1 capital to average total consolidated assets. Eligible institutions may opt into and out of the community bank leverage ratio framework on their quarterly call report. Northfield Bank elected to opt into the framework effective March 31, 2020.
As of December 31, 2023, Northfield Bancorp, Inc. and Northfield Bank exceeded all capital adequacy requirements to which they were subject. Further, per regulatory guidelines the Bank is categorized as a well-capitalized institution under the prompt corrective action regulations discussed below. See Note 15 of the Notes to the consolidated financial statements for further discussion about Regulatory Requirements.

Prompt Corrective Regulatory Action
Federal law requires, among other things, that federal bank regulators take “prompt corrective action” with respect to institutions that do not meet minimum capital requirements. For this purpose, the law establishes five capital categories: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. Under the applicable regulations, an institution is deemed to be “well capitalized” if it has a total risk-based capital ratio of 10.0% or greater, a Tier 1 risk-based capital ratio of 8.0% or greater, a leverage ratio of 5.0% or greater, and a common equity Tier 1 capital ratio of 6.5% or greater. An institution is deemed to be “adequately capitalized” if it has a total risk-based capital ratio of 8.0% or greater, a Tier 1 risk-based capital ratio of 6.0% or greater, a leverage ratio of 4.0% or greater, and a common equity Tier 1 capital ratio of 4.5% or greater. An institution is deemed to be “undercapitalized” if it has a total risk-based capital ratio of less than 8.0%, a Tier 1 risk-based capital ratio of less than 6.0%, a leverage ratio of less than 4.0%, or a common equity Tier 1 capital ratio of less than 4.5%. An institution is deemed to be “significantly undercapitalized” if it has a total risk-based capital ratio of less than 6.0%, a Tier 1 risk-based capital ratio of less than 4.0%, a leverage ratio of less than 3.0%, or a common equity Tier 1 capital ratio of less than 3.0%. An institution is deemed to be “critically undercapitalized” if it has a ratio of tangible equity (as defined in the regulations) to total assets that is equal to or less than 2.0%.
The regulations provide that a capital restoration plan must be filed with the OCC within 45 days of the date a federal savings association receives notice that it is “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized.” Any holding company for the savings institution required to submit a capital restoration plan must guarantee the lesser of an amount equal to 5.0% of the savings institution’s assets at the time it was notified or deemed to be undercapitalized by the OCC, or the amount necessary to restore the savings institution to adequately capitalized status. This guarantee remains in place until the OCC notifies the savings institution that it has maintained adequately capitalized status for each of four consecutive calendar quarters, and the OCC has the authority to require payment and collect payment under the guarantee. Various restrictions, including on growth and capital distributions, also apply to “undercapitalized” institutions. If an “undercapitalized” institution fails to submit an acceptable capital restoration plan, it is treated as “significantly undercapitalized.” “Significantly undercapitalized” institutions must comply with one or more additional restrictions including, but not limited to: an order by the OCC to sell sufficient voting stock to become adequately capitalized; requirements to reduce total assets, cease receipt of deposits from correspondent banks or dismiss officers or directors; and restrictions on interest rates paid on deposits, compensation of executive officers and capital distributions by the parent holding company. The OCC may also take any one of a number of discretionary supervisory actions against undercapitalized institutions, including the issuance of a capital directive and the replacement of senior executive officers and directors.
The previously referenced final rule that establishes an elective “community bank leverage ratio” provides that a qualifying institution whose Tier 1 capital equals or exceeds the specified community bank leverage ratio and opts into that framework will be considered to be “well capitalized” for purposes of prompt corrective action.
Capital Distributions
Federal regulations restrict “capital distributions” by federal savings associations. For purposes of the regulations, capital distributions generally include cash dividends and other transactions charged to the capital account of a savings association. A federal savings association must file an application with the OCC for approval of the capital distribution if:
•the total capital distributions for the applicable calendar year exceeds the sum of the institution’s net income for that year to date plus the institution’s retained net income for the preceding two years that is still available for dividend;
•the institution would not be at least adequately capitalized following the distribution;
•the distribution would violate any applicable statute, regulation, written agreement or regulatory condition; or
•the institution is not eligible for expedited review of its filings (i.e., generally, institutions that do not have safety and soundness, compliance and Community Reinvestment Act ratings in the top two categories or that fail a capital requirement).
A savings institution that is a subsidiary of a holding company, which is the case with Northfield Bank, must file a notice with the FRB at least 30 days before the Board of Directors declares any dividend and receive FRB non-objection to the payment of the dividend.
Applications or notices may be denied if the institution will be undercapitalized after the proposed dividend, the proposed dividend raises safety and soundness concerns or the proposed dividend would violate a law, regulation, written agreement, or regulatory condition.

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
Transactions with Affiliates
A federal savings association’s authority to engage in transactions with its “affiliates” is limited by Sections 23A and 23B of the Federal Reserve Act and its implementing regulation, Regulation W. The term “affiliate” generally includes any company that controls or is under common control with a savings association, including Northfield Bancorp, Inc., and the non-savings association subsidiaries of that savings association. Certain other subsidiaries of the savings association itself are not considered affiliates. Applicable law limits the aggregate amount of “covered transactions” with any individual affiliate, including loans to the affiliate, to 10% of the capital stock and surplus of the savings association. The aggregate amount of covered transactions with all affiliates is limited to 20% of the savings association’s capital stock and surplus. Certain “covered transactions” with affiliates, such as loans to or guarantees issued on behalf of affiliates, are required to be secured by specified amounts of collateral. Purchasing low quality assets from affiliates is generally prohibited. Regulation W also provides that transactions with affiliates, including covered transactions, must be on terms and under circumstances, including credit standards, that are substantially the same or at least as favorable to the association as those prevailing at the time for comparable transactions with or involving non-affiliated companies. In addition, savings associations are prohibited by law from lending to any affiliate that is engaged in activities that are not permissible for bank holding companies, and no savings association may purchase the securities of any affiliate other than a subsidiary.
Authority to extend credit to the “executive officers” (as defined under Regulation O), directors and 10% or greater shareholders of federal savings associations and their affiliates (insiders), as well as to entities controlled by insiders (related interests), is governed by Sections 22(g) and 22(h) of the Federal Reserve Act and its implementing regulation, Regulation O. Among other things, loans to insiders must be made on terms substantially the same as, and following credit underwriting procedures that are not less stringent than, those prevailing at the time for comparable transactions with unaffiliated individuals, and may not involve more than the normal risk of repayment or present other unfavorable features. There is an exception for institution-wide lending programs available to all employees that do not give preference to insiders. Regulation O also places individual and aggregate limits on the amount of loans that may be made to insiders and their related interests based, in part, on the institution’s capital position, and requires that certain prior board approval procedures be followed. Extensions of credit to executive officers are subject to additional restrictions on the types and amounts of loans that may be made. At December 31, 2023, Northfield Bank was in compliance with these laws and regulations.
Enforcement
The OCC has primary enforcement responsibility over federal savings associations, including the authority to bring enforcement actions against “institution-related parties,” including officers, directors, certain shareholders, as well as attorneys, appraisers and accountants who knowingly or recklessly participate in specified misconduct which caused or is likely to cause a financial loss to or an adverse effect on an insured institution. Formal enforcement actions may range from the issuance of a capital directive or "cease and desist" order to removal of officers and/or directors of the institution, receivership, conservatorship, or the termination of deposit insurance. Civil money penalties can be assessed for a wide range of violations of law and regulation, unsafe or unsound practices, and breaches of fiduciary duty. The maximum penalties that can be assessed are generally based on the type and severity of the violation, unsafe and unsound practice or breach, and are adjusted annually for inflation.
Deposit Insurance
Northfield Bank is a member of the Deposit Insurance Fund, which is administered by the FDIC. Deposit accounts in Northfield Bank are insured up to a maximum of $250,000 per account ownership category for each separately insured depositor by the FDIC.
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

The FDIC has authority to increase insurance assessments. Effective January 1, 2023, assessment rates for institutions of Northfield Bank's size range from 2.5 to 32 basis points. Any significant future increases would have an adverse effect on the operating expenses and results of operations of Northfield Bank. Future insurance assessments cannot be predicted. Under Financial Institution Letter dated November 16, 2023, the FDIC Board of Directors approved a final rule to implement a special assessment to recover the loss to the Deposit Insurance Fund associated with protecting uninsured depositors following the closures of Silicon Valley Bank and Signature Bank. The assessment base for the special assessment is equal to an insured depository institution’s (“IDI’s”) estimated uninsured deposits reported as of December 31, 2022, adjusted to exclude the first $5 billion, applicable either to the IDI, if an IDI is not a subsidiary of a holding company, or at the banking organization level, to the extent that an IDI is part of a holding company with one or more subsidiary IDIs. The special assessment will be collected at an annual rate of approximately 13.4 basis points for an anticipated total of eight quarterly assessment periods. The special assessment will be collected beginning with the first quarterly assessment period of 2024 (i.e., January 1 through March 31, 2024) with an invoice payment date of June 28, 2024.
Insurance of deposits may be terminated by the FDIC upon a finding that an institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, order or condition imposed in writing. Management of Northfield Bank does not know of any practice, condition, or violation that may lead to termination of the Northfield Bank’s deposit insurance.
Federal Home Loan Bank System
Northfield Bank is a member of the FHLBNY, and therefore is a member of the FHLB System, which consists of 11 regional FHLBs. The FHLB System provides a central credit facility primarily for member institutions. Members of the FHLB are required to acquire and hold a specified amount of shares of FHLB capital stock. Northfield Bank was in compliance with this requirement at December 31, 2023.
Community Reinvestment Act and Fair Lending Laws
Federal savings associations have a responsibility under the Community Reinvestment Act and its implementing regulations to help meet the credit needs of their communities, including low- and moderate-income neighborhoods. An institution’s failure to comply with the provisions of the Community Reinvestment Act could, at a minimum, result in regulatory restrictions on certain activities such as branching and acquisitions. In the most recent Community Reinvestment Act Public Disclosure issued by the OCC as of May 15, 2023, Northfield Bank was rated “Satisfactory.” On October 24, 2023, the FDIC, the FRB, and the OCC issued a final rule to strengthen and modernize the Community Reinvestment Act regulations. Under the final rule, banks with assets of at least $2 billion as of December 31 in both of the prior two calendar years will be a “large bank.” The agencies will evaluate large banks under four performance tests: the Retail Lending Test, the Retail Services and Products Test, the Community Development Financing Test, and the Community Development Services Test. The applicability date for the majority of the provisions in the Community Reinvestment Act regulations is January 1, 2026, and additional requirements will be applicable on January 1, 2027.
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
•Fair Debt Collection Practices Act, governing the manner in which consumer debts may be collected;
•Flood Disaster Protection Act, requiring flood insurance of collateral properties located in designated flood zones;

•Servicemembers Civil Relief Act, providing a wide range of protections in lending for individuals entering or called to active duty in the military, and for deployed service members; and
•Rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws.
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
•The Bank Secrecy Act and USA PATRIOT Act, which require savings associations to, among other things, establish anti-money laundering compliance programs, customer identification programs, and customer due diligence policies and controls to ensure the detection and prevention of money laundering and terrorist financing;
•Regulations of the Office of Foreign Assets Control, which enforce economic and trade sanctions against targeted foreign countries and regimes, individuals, and organizations; and
•The Gramm-Leach-Bliley Act, which places limitations on the sharing of consumer financial information by financial institutions with unaffiliated third parties and requires all financial institutions offering products or services to retail customers to provide such customers with the financial institution’s privacy policy and allow such customers the opportunity to “opt out” of the sharing of certain personal financial information with unaffiliated third parties.
Holding Company Regulation
Northfield Bancorp, Inc. is a unitary savings and loan holding company subject to regulation and supervision by the FRB. The FRB has enforcement authority over Northfield Bancorp, Inc. and its non-savings institution subsidiaries.  Among other things, that authority permits the FRB to restrict or prohibit activities that are determined to be a risk to Northfield Bank.
The business activities of savings and loan holding companies are generally limited to those activities permissible for bank holding companies under Section 4(c)(8) of the Bank Holding Company Act, subject to the prior approval of the Federal Reserve Board, and certain additional activities authorized by FRB regulations, unless the holding company has elected “financial holding company” status. A financial holding company may engage in activities that are financial in nature, including underwriting equity securities and insurance as well as activities that are incidental to financial activities or complementary to a financial activity. Northfield Bancorp Inc. has not elected financial holding company status. Federal law generally prohibits the acquisition of more than 5% of a class of voting stock of a company engaged in impermissible activities.
Federal law prohibits a savings and loan holding company, directly or indirectly, or through one or more subsidiaries, from acquiring more than 5% of another savings institution or savings and loan holding company without prior written approval of the FRB and from acquiring or retaining control of any depository institution not insured by the FDIC. In evaluating applications by savings and loan holding companies to acquire savings institutions, the FRB must consider such things as the financial and managerial resources and future prospects of the company and institution involved, the effect of the acquisition on the institution, the risk to the federal Deposit Insurance Fund, the convenience and needs of the community, and competitive factors. An acquisition by a savings and loan holding company of a savings institution in another state to be held as a separate subsidiary may not be approved unless it is a supervisory acquisition under Section 13(k) of the Federal Deposit Insurance Act or the law of the state in which the target is located authorizes such acquisitions by out-of-state companies.
Savings and loan holding companies above $3 billion in consolidated assets, such as Northfield Bancorp, Inc., are subject to consolidated regulatory capital requirements that are as stringent as those required for their insured depository subsidiaries. Consolidated regulatory capital requirements identical to those applicable to the subsidiary depository institutions (including the community bank leverage ratio alternative) also apply to savings and loan holding companies. Northfield Bancorp, Inc. exceeded the FRB’s consolidated capital requirements as of December 31, 2023.
Federal law applies the FRB's “source of strength” doctrine to savings and loan holding companies. The FRB has issued regulations implementing the “source of strength” policy that require holding companies to act as a source of strength to their subsidiary depository institutions by providing capital, liquidity, and other support in times of financial stress.

The FRB has issued a policy statement regarding the payment of dividends and the repurchase of shares of common stock by bank and savings and loan holding companies. In general, the policy provides that dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by the holding company appears consistent with the organization’s capital requirements, asset quality and overall financial condition. Regulatory guidance provides for prior regulatory review of capital distributions in certain circumstances such as where the holding company’s net income for the past four quarters, net of dividends previously paid over that period, is insufficient to fully fund the dividend or the holding company’s overall rate of earnings retention is inconsistent with the company’s capital needs and overall financial condition. The guidance also provides for prior consultation with supervisory staff for material increases in the amount of a holding company’s common stock dividend. The ability of a holding company to pay dividends may also be restricted if a subsidiary bank becomes undercapitalized. Regulatory guidance specifies that a holding company should advise FRB supervisory staff prior to redeeming or repurchasing common or perpetual preferred stock, to provide opportunity for supervisory review, and possible objection, when the holding company is experiencing financial weaknesses or the repurchase or redemption would result in a net reduction as of the end of a quarter in the amount of such equity instruments outstanding compared with the beginning of the quarter in which the redemption or repurchase occurs. These regulatory policies could affect the ability of Northfield Bancorp, Inc. to pay dividends, repurchase common stock or otherwise engage in capital distributions.
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
Change in Bank Control Act and Regulations
Under the Change in Bank Control Act, no person may acquire control of a savings and loan holding company, such as Northfield Bancorp, Inc., unless the FRB has been given 60 days prior written notice and has not issued a notice disapproving the proposed acquisition, taking into consideration certain factors, including the financial and managerial resources of the acquirer and the competitive effects of the acquisition. Control, as defined under the Change in Bank Control Act, means ownership, control of or the power to vote 25% or more of any class of voting stock. Acquisition of more than 10% of any class of a savings and loan holding company’s voting stock constitutes a rebuttable determination of control under the regulations under certain circumstances, including where, as is the case with Northfield Bancorp, Inc., the issuer has registered securities under Section 12 of the Securities Exchange Act of 1934.
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

Taxable Distributions and Recapture. Prior to 1996, bad debt reserves created prior to 1988 were subject to recapture into taxable income if Northfield Bank failed to meet certain thrift asset and definitional tests or made certain distributions. Tax law changes in 1996 eliminated thrift-related recapture rules. However, under current law, pre-1988 tax bad debt reserves remain subject to recapture if Northfield Bank makes certain non-dividend distributions, repurchases any of its common stock, pays dividends in excess of earnings and profits, or fails to qualify as a “bank” for tax purposes. At December 31, 2023, the total federal pre-base year bad debt reserve of Northfield Bank was approximately $5.9 million.
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
State Taxation
New York State Taxation. In 2014, New York State enacted significant and comprehensive reforms to its corporate tax system that went into effect January 1, 2015. The legislation resulted in significant changes to the method of calculating income taxes for banks, including changes to future period tax rates, rules relating to the sourcing of income, and the elimination of the banking corporation tax so that banking corporations are taxed under New York State’s corporate franchise tax. The corporate franchise tax is based on the combined entire net income of the Company and its affiliates allocable and apportionable to New York State and taxed at a rate of 7.25%. New York State also imposes the Metropolitan Transportation Authority (“MTA”) Tax Surcharge allocable to business activities carried on in the Metropolitan Commuter Transportation District. The MTA surcharge rate for 2023 was 30.0%, and will remain at 30.0% until otherwise adjusted.
New York City Taxation. Northfield Bank reports income on a calendar year basis to New York City and is subject to the New York City Financial Corporation Tax calculated, subject to a New York City income and expense allocation, on a similar basis as the New York State Tax, at a rate of 8.85%.
Our New York State tax returns are currently under audit for tax years 2018 through 2020. Our New York City tax returns are currently under audit for tax years 2020 and 2021.
New Jersey State Taxation. Northfield Bancorp, Inc. and Northfield Bank file New Jersey Corporation Business Tax returns on a calendar year basis. Generally, the income derived from New Jersey sources is subject to New Jersey tax. Northfield Bancorp, Inc. and Northfield Bank pay the greater of the corporate business tax at 9% of taxable income or the minimum tax of $2,000 per entity. On July 1, 2018, the State of New Jersey enacted new legislation that imposes a temporary surtax of 2.5% for tax years beginning on or after January 1, 2018 through December 31, 2019, and of 1.5% for tax years beginning on or after January 1, 2020 through December 31, 2021. On September 29, 2020, the state extended the 2.5% surtax through December 31, 2023, retroactively to tax years beginning January 1, 2020. The legislation also requires combined filing for certain members of an affiliated group for tax years beginning on or after January 1, 2019. In May 2019, the State of New Jersey issued a tax technical bulletin, subsequently revised in December 2019, which gives guidance on the treatment of real estate investment trusts in connection with the combined reporting for New Jersey corporate business tax purposes. Real estate investment trusts and investment companies will be excluded from the combined group and will continue to file separate New Jersey tax returns. In July 2023, the State of New Jersey enacted new legislation that requires real estate investment trusts and investment companies to be included in the combined filing unless they are owned 50% or more by a Bank with assets that do not exceed $15 billion.
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
Based on these factors we have a concentration in multifamily and commercial real estate lending, as such loans represent approximately 456.2% of Northfield Bank's capital as of December 31, 2023. The particular focus of the guidance is on exposure to commercial real estate loans that are dependent on the cash flow from the real estate held as collateral and that are likely to be at greater risk to conditions in the commercial real estate market (as opposed to real estate collateral held as a secondary source of repayment or as an abundance of caution). The purpose of the guidance is to guide banks in developing risk management practices and capital levels commensurate with the level and nature of real estate concentrations. The guidance states that management should employ heightened risk management practices including board and management oversight and strategic planning, development of underwriting standards, risk assessment, and monitoring through market analysis and stress testing. While we believe we have implemented policies and procedures with respect to our commercial real estate loan portfolio consistent with this guidance, bank regulators could require us to implement additional policies and procedures consistent with their interpretation of the guidance that may result in additional costs to us or that may result in a curtailment of our multifamily and commercial real estate lending and/or the requirement that we maintain higher levels of regulatory capital, either of which would adversely affect our loan originations and profitability.
Our concentration in multifamily loans and commercial real estate loans could expose us to increased lending risks and related credit losses.
Our current business strategy is to continue to originate multifamily loans and, to a lesser extent, other commercial real estate loans. At December 31, 2023, $3.68 billion, or 87.6%, of our loan portfolio held-for-investment, net, consisted of multifamily and other commercial real estate loans.
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
On June 14, 2019, the New York State legislature passed the Housing Stability and Tenant Protection Act of 2019, impacting about one million rent regulated apartment units. Among other things, the legislation: (i) curtails rent increases from material capital improvements and individual apartment improvements; (ii) all but eliminates the ability for apartments to exit rent regulation; (iii) does away with vacancy decontrol and high-income deregulation; and (iv) repealed the 20% vacancy bonus. This legislation generally limits a landlord’s ability to increase rents on rent-regulated apartments and makes it more difficult to convert rent regulated apartments to market rate apartments. As a result, the value of the collateral located in New York State securing our multifamily loans or the future net operating income of such properties could potentially become impaired. At December 31, 2023, the Company has approximately $457.8 million of New York multifamily loans that have some form of rent stabilization or rent control.
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
A federal savings bank differs from a commercial bank in that it is required to maintain at least 65% of its total assets in “qualified thrift investments,” which generally includes loans and investments for the purchase, refinance, construction, improvement, or repair of residential real estate, as well as home equity loans, education loans and small business loans. To maintain our federal savings bank charter we have to be a “qualified thrift lender” or “QTL” in nine out of each 12 immediately preceding months. The QTL requirement limits the extent to which we can grow our commercial loan portfolio, and failing the QTL test can result in an enforcement action. However, a loan that does not exceed $2 million (including a group of loans to one borrower) that is for commercial, corporate, business, or agricultural purposes is included in our qualified thrift investments. As of December 31, 2023, we maintained 75.6% of our portfolio assets in qualified thrift investments. Because of the QTL requirement, we may be limited in our ability to change our asset mix and increase the yield on our earning assets by growing our commercial loan portfolio.
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
We expect to continue to grow our assets, the level of our deposits or borrowings, and the scale of our operations. Achieving our growth targets depends, in part, on our ability to attract customers that currently bank at other financial institutions in our market, thereby increasing our share of the market, implement new lines of business or offer new products and services, identify favorable loan and investment opportunities, and acquire other banks and non-bank entities. Our ability to grow successfully will depend on a variety of factors, including our ability to attract and retain experienced bankers, the continued availability of desirable business opportunities, competitive responses from other financial institutions in our market areas and our ability to manage our growth. Growth opportunities may not be available or we may not be able to manage our growth successfully. If we do not manage our growth effectively, our financial condition and operating results could be negatively affected.
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
Acquiring other banks, non-bank entities, businesses, or branches may have an adverse effect on our financial results and may involve various other risks commonly associated with acquisitions. These include:
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
As a result of uncertain political, credit and financial market conditions, including the potential consequences of the federal government defaulting on its obligations for a period of time due to federal debt ceiling limitations or other unresolved political issues, investments in financial instruments issued or guaranteed by the federal government pose credit default and liquidity risks. Given that future deterioration in the U.S. credit and financial markets is a possibility, losses or significant deterioration in the fair value of our U.S. government issued or guaranteed investments may occur. At December 31, 2023, we had approximately $44.4 million, $73.9 million, $125.8 million and $550.6 million invested in U.S. Treasuries, U.S. Government agency securities, corporate bonds and residential mortgage-backed securities issued or guaranteed by government-sponsored enterprises, respectively. Downgrades to the U.S. credit rating could affect the stability of securities issued or guaranteed by the federal government and the valuation or liquidity of our portfolio of such investment securities, and could result in our counterparties requiring additional collateral for our borrowings. Further, unless and until U.S. political, credit and financial market conditions have been sufficiently resolved or stabilized, it may increase our future borrowing costs.
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
Risks Related to Interest Rates
The reversal of the historically low interest rate environment has adversely affected and may continue to adversely affect our net interest income and profitability.
The FRB decreased benchmark interest rates to near zero in response to the COVID-19 pandemic. The FRB has reversed its policy of near zero interest rates given its concerns over inflation. Market interest rates have risen significantly in response to the FRB’s recent rate increases. As discussed below, the increase in market interest rates has already had and is expected to further have an adverse effect on our net interest income and profitability.

Changes in market interest rates in an increasing rate environment could adversely affect our financial condition and results of operations.
Our financial condition and results of operations are significantly affected by changes in market interest rates. Our results of operations substantially depend on our net interest income, which is the difference between the interest income we earn on our interest-earning assets and the interest expense we pay on our interest-bearing liabilities. Our interest-bearing liabilities generally reprice or mature more quickly than our interest-earning assets. As rates increased rapidly in recent periods, we have increased the rates we pay on our deposits and borrowed funds more quickly than interest rates earned on our loans and investments, resulting in a negative effect on interest spreads and net interest income which has negatively affected our profitability. In addition, as a result of rising interest rates, we have experienced a shift in deposits from lower-cost transaction and savings accounts to higher-cost certificates of deposit. However, the rates we earn on our loans did not increase as rapidly during the year ended December 31, 2023. Conversely, should market interest rates fall below current levels, our net interest margin could also be affected negatively if competitive pressures keep us from further reducing rates on our deposits, while the yields on our assets decrease more rapidly through loan prepayments and interest rate adjustments.
Increases in interest rates may decrease loan demand and/or may make it more difficult for borrowers to repay when loans reprice. Additionally, increases in interest rates may increase capitalization rates utilized in valuing income-producing properties. This can result in lower appraised values, which can limit the ability of borrowers to refinance existing debt and may result in higher charge-offs of our non-performing collateral dependent loans.
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
At December 31, 2023, our simulation model indicated that our net portfolio value (the net present value of our interest-earning assets and interest-bearing liabilities) would decrease by 9.04% if there was an instantaneous parallel 200 basis point increase in market interest rates. Although interest rate risk calculations provide an indication of our interest rate risk exposure at a particular point in time, such measurements are not intended to and do not provide a precise forecast of the effect of changes in market interest rates on our net portfolio value or net interest income and likely will differ from actual results.
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

Our financial flexibility will be severely constrained if we are unable to maintain our access to funding or if adequate financing is not available to accommodate future growth at acceptable interest rates. Further, if we are required to rely more heavily on more expensive funding sources to support liquidity and future growth, our revenues may not increase proportionately to cover our increased costs. In this case, our operating margins and profitability would be adversely affected. Alternatively, we may need to sell a portion of our investment and/or loan portfolio to raise funds, which, depending upon market conditions, could result in us realizing a loss on the sale of such assets. As of December 31, 2023, we had a net unrealized loss of $45.0 million on our debt securities available-for-sale portfolio as a result of the rising interest rate environment. Our investment securities totaled $828.5 million, or 14.8%, of total assets, at December 31, 2023.
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
Information technology systems are critical to our business. We use various technology systems to manage our customer relationships, general ledger, securities, deposits, and loans. We have established policies and procedures to prevent or limit the effect of system failures, interruptions, and security breaches, but such events may still occur or may not be adequately addressed if they do occur. In addition, any compromise of our systems could deter customers from using our products and services. Although we rely on security systems to provide security and authentication necessary to affect the secure transmission of data, these precautions may not protect our systems from compromises or breaches of security.
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

Our Board of Directors needs to leverage, to a large degree, management and an outside consultant, in overseeing cybersecurity risk management.
The Board of Directors established its Compliance and Information Technology (“CIT”) Committee with specific responsibilities for overseeing cybersecurity threats, among other things. Our Chief Information Security Officer provides the CIT Committee with periodic reports on our cybersecurity risks and any material cybersecurity incidents. The CIT Committee retains an independent external cybersecurity consultant who regularly attends all CIT Committee meetings and reports directly to the CIT Committee Chair. In addition, Northfield Bank maintains an Information and Cybersecurity Program under the leadership of our Chief Risk Officer, the Chief Information Officer, and the Chief Information Security Officer, with Board of Directors oversight for identifying and mitigating information security risks. For this oversight of cybersecurity, our Board of Directors, through the CIT Committee, work with the Chief Risk Officer, the Chief Information Officer, and the Chief Information Security Officer, as well as the independent external cybersecurity consultant.
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
At December 31, 2023, we had $41.0 million in goodwill which we are required to test on a periodic basis. The impairment testing process considers a variety of factors, including the current market price of our common shares, the estimated net present value of our assets and liabilities and information concerning the terminal valuation of similarly situated insured depository institutions. It is possible that future impairment testing could result in a partial or full impairment of the value of our goodwill. If an impairment determination is made in a future reporting period, our earnings and the book value of goodwill will be reduced by the amount of the impairment.
If our municipal banking deposits were lost within a short period of time, this could negatively impact our liquidity and earnings.
As of December 31, 2023, municipal deposits totaled $768.6 million, or 19.8% of total deposits. Municipal deposits may be more volatile than other deposits. If a significant amount of these deposits were withdrawn within a short period of time, it could have a negative impact on our short-term liquidity or if the cost to replace such funds was more expensive, it could have an adverse impact on our earnings.
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
The COVID-19 pandemic has adversely impacted the global and national economy and certain industries and geographies in which the Company operates. Given its dynamic nature, it is difficult to predict the full impact of the COVID-19 pandemic on our business. The extent of such impact will depend on future developments, which are highly uncertain, including the advent of new variants and any measures to combat the pandemic by governmental authorities. The COVID-19 pandemic and the related adverse local and national economic consequences, could have a material, adverse effect on our business, financial condition, liquidity, and results of operations.
ITEM 1B.    UNRESOLVED STAFF COMMENTS
There are no unresolved staff comments.

ITEM 1C.    CYBERSECURITY
Cybersecurity Risk Management and Strategy
Our Cybersecurity Risk Management program is an integrated component of the Enterprise Risk Management strategy intended to protect the confidentiality, integrity and availability of our critical systems and information.
We design and assess our program based on industry standards such as the National Institute of Standards and Technology Cybersecurity Framework and the Center for Internet Security Controls. This does not imply that we meet any particular technical standards, specifications, or requirements, but rather that we use these standards as a guide to help us identify, assess, and manage cybersecurity risks relevant to our business.
Our cybersecurity risk management program is aligned with the Company’s business strategy. It shares common methodologies, reporting channels and governance processes that apply to other areas of enterprise risk, including legal, compliance, strategic, operational, and financial risks. Key elements of our cybersecurity risk management program include:
•implementation of policies and procedures in the areas of Information Security, Business Continuity, Disaster Recovery, Privacy, Third-Party Service Provider Risk Management, and Incident Response;
•risk assessments designed to help identify material cybersecurity risks to our critical systems, information, products, services, and our broader enterprise information technology environment;
•an independent second line function, the Information Security Department, is principally responsible for managing our cybersecurity risk assessment processes, testing and monitoring of our security controls, and our response to cybersecurity incidents;
•the use of external service providers, where appropriate, to assess, test or otherwise assist with aspects of our security controls, including but not limited to penetration testing;
•training and awareness programs for Information Security Department members that include periodic and ongoing assessments to drive adoption and awareness of cybersecurity processes and controls;
•throughout the year, all employees are trained on cybersecurity awareness, confidential information protection and simulated phishing attacks, and all directors engage in interactive training modules;
•membership with the Financial Services Information Sharing and Analysis Center (FS-ISAC) and annual participation in the Cyber Attacks against Payment Systems (CAPS) exercises;
•cybersecurity metrics and other risk management matters are reported to both management level committees and the CIT Committee;
•a cybersecurity incident response plan that includes procedures for responding to cybersecurity incidents; and
•a third-party risk management process for service providers, suppliers and vendors that analyses, monitors, reports, and mitigates cyber risks associated with third-party vendors, suppliers, and service providers.
In the last three fiscal years, the Company has not experienced any cybersecurity incident that has materially affected or is reasonably likely to materially affect the Company, including its business strategy, results of operations, or financial conditions, and any expenses incurred from cybersecurity incidents have been immaterial. For a discussion of whether and how any risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, have materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations or financial condition, refer to Item 1A. Risk Factors – “Risks Related to Operational Matters”.
Cybersecurity Governance
The Board of Directors established its CIT Committee with specific responsibilities for overseeing cybersecurity threats, among other things. Our Chief Information Security Officer provides the CIT Committee with periodic reports on our cybersecurity risks and any material cybersecurity incidents. The CIT Committee retains an independent external cybersecurity consultant who regularly attends all CIT Committee meetings and reports directly to the CIT Committee Chair. In addition, the Chief Information Security Officer provides periodic training and reports to our Board of Directors.

Northfield Bank maintains an Information and Cybersecurity Program under the leadership of our Chief Risk Officer, the Chief Information Officer, and the Chief Information Security Officer, with timely Board oversight for identifying and mitigating information security risks. The Information Security Department is primarily responsible for identifying, assessing and managing material risks from cybersecurity threats and overseeing cybersecurity vendors. The Information Security Department is led by our Chief Information Security Officer (“CISO”). Our immediate past CISO had over 15 years of experience in the cybersecurity space and has obtained professional security certifications and advanced training in the field of cybersecurity and technology. Northfield Bank is currently onboarding a new CISO, who comes to us from a money center bank and has a similar background. Our Chief Information Security Officer and our Chief Information Officer, along with key members of their departments, regularly collaborate with peer institutions, industry groups, and policymakers to discuss cybersecurity trends and issues and identify best practices. The information security program is periodically reviewed by such personnel with the goal of addressing changing threats and conditions. Our internal audit team, led by our Chief Internal Auditor, provides independent assurance and evaluation of processes, controls and cybersecurity risk management practices to ensure they are adequate and functioning as intended.
The Information Security Department also monitors the prevention, detection, mitigation, and remediation of cybersecurity risks and incidents through various means, which may include briefings with internal security personnel, threat intelligence and other information obtained from governmental, public or private sources, including external consultants engaged by us, and alerts and reports produced by security tools deployed in the information technology environment.
ITEM 2.    PROPERTIES
The Company operates from its corporate offices located at 581 Main Street, Woodbridge, New Jersey, its home office in Staten Island, New York, and its additional 38 branch offices located in New York and New Jersey. The branch offices are located in the New York counties of Richmond, and Kings and the New Jersey counties of Hunterdon, Mercer, Middlesex, and Union. The net book value of our premises, land, and equipment was $24.8 million at December 31, 2023.
ITEM 3.    LEGAL PROCEEDINGS
In the normal course of business, we may be party to various outstanding legal proceedings and claims. In the opinion of management, our consolidated financial statements are not likely to be materially affected by the outcome of such legal proceedings and claims as of December 31, 2023.
ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES
Our shares of common stock are traded on the NASDAQ Global Select Market under the symbol “NFBK.”  The approximate number of holders of record of Northfield Bancorp, Inc.’s common stock as of February 26, 2024, was 3,711. Certain shares of Northfield Bancorp, Inc. are held in “nominee” or “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number.
Stock Performance Graph
Set forth below is a stock performance graph comparing (a) the cumulative total return on the Northfield Bancorp, Inc.’s common stock for the period December 31, 2018, through December 31, 2023, (b) the cumulative total return of the stocks included in the NASDAQ Composite Index over such period, (c) the cumulative total return on stocks included in the S&P U.S. SmallCap Banks Index over such period and, (d) the cumulative total return on stocks included in the KBW NASDAQ Bank Index over such period. Cumulative return assumes the reinvestment of dividends, and is expressed in dollars based on an assumed investment of $100. Previously, the Company compared its price performance to the NASDAQ Composite Index, S&P Composite 1500 Thrifts & Mortgage Finance Index and the KBW NASDAQ Bank Index. In March 2023, S&P Global revised their Global Industry Classification Standard and the S&P Composite 1500 Thrifts & Mortgage Finance Index was discontinued. It was deemed that the S&P U.S. SmallCap Banks Index was an appropriate index to use in its place as Northfield Bancorp is a member of this index.

5 Year Total Return Performance
Index Value
250
200
150
100
50
12/31/18
12/31/19
12/31/20
12/31/21
12/31/22
12/31/23
Northfield Bancorp, Inc.
NASDAQ Composite Index
S&P U.S. SmallCap Banks Index
KBW NASDAQ Bank Index

	As of
Index	12/31/2018	12/31/2019	12/31/2020	12/31/2021	12/31/2022	12/31/2023
Northfield Bancorp, Inc.	100.00	128.69	97.34	131.58	132.72	111.26
NASDAQ Composite Index	100.00	136.69	198.10	242.03	163.28	236.17
S&P U.S. SmallCap Bank Index	100.00	125.46	113.94	158.62	139.85	140.55
KBW NASDAQ Bank Index	100.00	136.13	122.09	168.88	132.75	131.57

Source: S&P Global Market Intelligence, a division of S&P Global Inc.

Issuer Purchases of Equity Securities
On June 16, 2022, the Company's Board of Directors approved a $45.0 million stock repurchase program, which was suspended on March 16, 2023 and reinstated and completed in May 2023. On June 1, 2023, the Board of Directors of the Company approved a $10.0 million stock repurchase program which was completed in August 2023. On November 7, 2023, the Board of Directors of the Company approved a $7.5 million stock repurchase program. The stock repurchase program is administered in accordance with Rule 10b5-1 of the Securities and Exchange Commission. The timing of the repurchases will depend on certain factors, including but not limited to, market conditions and prices, the Company’s liquidity and capital requirements, and alternative uses of capital. Any repurchased shares will be held as treasury stock and will be available for general corporate purposes. The repurchases may be suspended, terminated or modified at any time for any reason, including market conditions, the cost of repurchasing shares, the availability of alternative investment opportunities, liquidity, and other factors deemed appropriate. During the years ended December 31, 2023 and 2022, the Company repurchased 3,074,332 shares of its common stock outstanding at an average price of $11.99 per share for a total cost of $36.9 million, and 2,092,157 shares of its common stock outstanding at an average price of $14.72 per share for a total cost of $38.0 million, respectively, pursuant to the approved stock repurchase plans. At December 31, 2023, the maximum dollar value of shares remaining for repurchase under the plan was $3.1 million.

The following table reports information regarding purchases of the Company’s common stock during the three months ended December 31, 2023.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (in thousands)
October 1, 2023 to October 31, 2023	—	$—	—	$—
November 1, 2023 to November 30, 2023	319,476	9.77	319,476	4,380
December 1, 2023 to December 31, 2023	111,045	11.76	111,045	3,074
Total	430,521		430,521

ITEM 6.    [RESERVED]

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with the consolidated financial statements of Northfield Bancorp, Inc. and the Notes thereto included elsewhere in this report (collectively, the “financial statements”).
Overview
Net income was $37.7 million, or $0.86 per diluted common share, and $61.1 million, or $1.32 per diluted common share, for the years ended December 31, 2023 and December 31, 2022, respectively. Significant variances from the prior year are as follows: a $33.6 million decrease in net interest income, a $3.1 million decrease in the provision for credit losses on loans, a $3.9 million increase in non-interest income, a $6.5 million increase in non-interest expense, and a $9.6 million decrease in income tax expense. Net income for the year ended December 31, 2023 included $317,000, after tax ($0.01 per share), in severance costs. Net income for the year ended December 31, 2022 included $925,000, after tax ($0.02 per share) of income generated from the accelerated accretion of fees related to the forgiveness of PPP loans and $326,000, after tax ($0.01 per share) in gains on loans sold.
Assets decreased by $2.9 million, or 0.1%, to $5.60 billion at December 31, 2023 compared to December 31, 2022. The decrease was primarily due to a decrease in available-for-sale debt securities of $156.7 million, or 16.5%, and a decrease in loans receivable of $40.0 million, or 0.9%, partially offset by increases in cash and cash equivalents of $183.7 million, or 401.1%, and FHLBNY stock of $9.3 million, or 30.6%.
Liabilities remained at $4.90 billion at both December 31, 2023 and December 31, 2022, as a decrease in total deposits of $271.8 million was largely offset by an increase in FHLB advances and other borrowings of $275.6 million.
Stockholders’ equity decreased by $1.9 million to $699.4 million at December 31, 2023, from $701.4 million at December 31, 2022. The decrease was attributable to $36.9 million in stock repurchases and $22.8 million in dividend payments, partially offset by net income of $37.7 million for the year ended December 31, 2023, a $15.9 million reduction in accumulated other comprehensive loss due to an increase in the fair value of our debt securities available-for-sale portfolio, and a $4.2 million increase in equity award activity.

Selected Financial Data
The summary information presented below at the dates or for each of the years presented is derived in part from our consolidated financial statements.  The following information is only a summary, and should be read in conjunction with our consolidated financial statements and notes included in this Annual Report on Form 10-K.

	At December 31,
	2023	2022	2021
	(Dollars in thousands)
Selected Financial Condition Data:
Total assets	$5,598,396	$5,601,293	$5,430,542
Cash and cash equivalents	229,506	45,799	91,068
Trading securities	12,549	10,751	13,461
Debt securities available-for-sale, at estimated fair value	795,464	952,173	1,208,237
Debt securities held-to-maturity, at amortized cost	9,866	10,760	5,283
Equity securities	10,629	10,443	5,342
Loans held-for-investment, net	4,203,654	4,243,693	3,806,617
Allowance for credit losses	(37,535)	(42,617)	(38,973)
Net loans held-for-investment	4,166,119	4,201,076	3,767,644
Bank-owned life insurance	171,543	167,912	164,500
FHLBNY stock, at cost	39,667	30,382	22,336
Operating lease right-of-use assets	30,202	34,288	33,943
Other real estate owned	—	—	100
Deposits	3,878,435	4,150,219	4,169,334
Borrowed funds	859,272	583,859	421,755
Subordinated debentures, net of issuance costs	61,219	60,996	—
Operating lease liabilities	35,205	39,790	39,851
Total liabilities	4,898,951	4,899,903	4,690,659
Total stockholders’ equity	$699,445	$701,390	$739,883

	Years Ended December 31,
	2023	2022	2021
	(Dollars in thousands, except share data)
Selected Operating Data:
Interest income	$208,795	$179,688	$172,298
Interest expense	84,128	21,382	16,649
Net interest income before provision/(benefit) for credit losses	124,667	158,306	155,649
Provision/(benefit) for credit losses	1,353	4,482	(6,184)
Net interest income after provision/(benefit) for credit losses	123,314	153,824	161,833
Non-interest income	11,896	7,983	14,453
Non-interest expense	83,450	76,948	79,159
Income before income taxes	51,760	84,859	97,127
Income tax expense	14,091	23,740	26,473
Net income	$37,669	$61,119	$70,654
Net income per common share - basic	$0.86	$1.32	$1.46
Net income per common share - diluted	$0.86	$1.32	$1.45
Weighted average basic shares outstanding	43,560,844	46,234,122	48,416,495
Weighted average diluted shares outstanding	43,638,616	46,438,119	48,754,263

	At or For the Years Ended December 31,
	2023	2022	2021
Selected Financial Ratios and Other Data:
Performance Ratios:
Return on assets (ratio of net income to average total assets)(1) (2) (3)	0.68%	1.09%	1.29%
Return on equity (ratio of net income to average equity)(1) (2) (3)	5.45	8.57	9.42
Interest rate spread(4)	1.82	2.82	2.89
Net interest margin(5)	2.35	2.97	3.01
Dividend payout ratio(6)	60.51	39.48	34.39
Efficiency ratio(7) (8)	61.11	46.27	46.54
Non-interest expense to average total assets	1.50	1.38	1.44
Average interest-earning assets to average interest-bearing liabilities	133.01	137.82	135.63
Average equity to average total assets	12.44	12.75	13.69
Asset Quality Ratios:
Non-performing assets to total assets	0.20	0.18	0.15
Non-performing loans to total loans (9) (10)	0.27	0.24	0.21
Allowance for credit losses to total non-performing loans	328.30	416.26	486.80
Allowance for credit losses to total loans held-for-investment, net(11) (12)	0.89	1.00	1.02
Capital Ratio:
Tier 1 capital (to adjusted assets)	12.58	12.64	12.93
Other Data:
Number of full service offices	39	38	38
Full time equivalent employees	401	400	385

(1)	The year ended December 31, 2023, includes $317,000, after tax, of severance costs and $96,000, after tax, of gains on loans sold.
(2)	The year ended December 31, 2022, includes $925,000, after tax, of net interest income generated from accelerated accretion of fees related to the forgiveness of PPP loans and $326,000, after-tax, in gains on loans sold.
(3)	The year ended December 31, 2021, includes: (i) $4.0 million, after tax, of net interest income generated from accelerated accretion of fees related to the forgiveness of PPP loans; (ii) $1.4 million, after tax, of accretable income related to the payoff of PCD loans; (iii) $1.0 million, after tax, in gains on loans sold; and (iv) $677,000 of tax-exempt income from bank-owned life insurance proceeds in excess of the cash surrender value of the policies.
(4)	The interest rate spread represents the difference between the weighted-average yield on interest earning assets and the weighted-average costs of interest-bearing liabilities.
(5)	The net interest margin represents net interest income as a percent of average interest-earning assets for the period.
(6)	Dividend payout ratio is calculated as total dividends declared for the year divided by net income for the year.
(7)	The efficiency ratio represents non-interest expense divided by the sum of net interest income and non-interest income.
(8)	The year ended December 31, 2023, includes $440,000 pre-tax, of severance costs. The year ended December 31, 2022, includes $1.3 million, pre-tax, of net interest income generated from accelerated accretion of fees related to the forgiveness of PPP loans. The year ended December 31, 2021, includes $5.6 million, pre-tax, of net interest income generated from accelerated accretion of fees related to the forgiveness of PPP loans, $1.9 million of accretable income related to the payoff of PCD loans, and $677,000 of tax-exempt income from bank owned life insurance proceeds in excess of the cash surrender value of the policies.
(9)	Non-performing loans consist of non-accruing loans and loans 90 days or more past due and still accruing (excluding PCD loans), included in total loans held-for-investment, net, and non-performing loans held-for-sale, included in loans held-for-sale.
(10)	Includes originated loans held-for-investment, PCD loans, acquired loans, and loans held-for-sale.
(11)	Includes originated loans held-for-investment, PCD loans and acquired loans (and related allowance for credit losses).
(12)	Excluding PPP loans of $5.1 million, which are fully government guaranteed and do not carry any provision for losses, the allowance for credit losses to total loans held for investment, net, totaled 1.01% at December 31, 2022. Excluding PPP loans of $40.5 million, the allowance for credit losses to total loans held for investment, net, totaled 1.03% at December 31, 2021. PPP loans were of insignificant value at December 31, 2023.

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
The allowance for credit losses on loans has been determined in accordance with U.S. GAAP. We are responsible for the timely and periodic determination of the amount of the allowance required. We believe that our allowance for credit losses is adequate to cover losses.
Management performs a quarterly evaluation of the adequacy of the allowance for credit losses on loans. This quarterly process is performed by the accounting department, in conjunction with the credit administration department, and approved by the Allowance Committee, which consists of the Chief Executive Officer/President, Executive Vice President (“EVP”) & Chief Risk Officer, EVP & Chief Financial Officer, EVP & Chief Lending Officer, Senior Credit Officer, Senior Vice President (“SVP”) Collections and Asset Recovery, SVP & Director of Financial Reporting and the Assistant Vice President Financial Reporting. The Chief Financial Officer performs a final review of the calculation. All supporting documentation with regard to the evaluation process is maintained by the accounting department. Each quarter a summary of the allowance for credit losses is presented by the Chief Financial Officer to the Audit Committee of the Board of Directors.
Under the CECL methodology, the allowance for credit losses on loans has two components. (1) a collective reserve for estimated expected credit losses for pools of loans that share common risk characteristics and (2) an individual reserve for loans that do not share risk characteristics, consisting of collateral-dependent and, prior to January 1, 2023, TDR loans.

Allowance for Collectively Evaluated Loans Held-for-Investment

The Company estimates the collective reserve using a risk rating migration model which calculates an expected life of loan loss percentage for each loan by generating probability of default and loss given default metrics. These metrics are multiplied by the exposure at default, taking into consideration prepayments, to calculate the quantitative component of the collective reserve. The metrics are based on the migration of loans from performing to loss by credit risk rating or delinquency categories using historical life-of-loan analysis periods for each loan portfolio pool, and the severity of loss, based on the aggregate net lifetime losses incurred using the Company's historical loss experience and comparable peer data loss history. The model's expected losses based on loss history are adjusted for qualitative adjustments. Among other things, these adjustments include and account for differences in: (i) changes in lending policies and procedures; (ii) changes in local, regional, national, and international economic and business conditions and developments that affect the collectability of our portfolio, including the condition of various market segments; (iii) changes in the experience, ability and depth of lending management and other relevant staff; (iv) changes in the quality of our loan review system; (v) the existence and effect of any concentrations of credit, and changes in the level of such concentrations; and (vi) the effect of other external factors such as competition and legal and regulatory requirements on the level of estimated credit losses in our existing portfolio.

The Company utilizes a two-year reasonable and supportable forecast period after which estimated losses revert to historical loss experience immediately for the remaining life of the loan. In establishing its estimate of expected credit losses, the Company utilizes five externally-sourced forward-looking economic scenarios developed by Moody's Analytics (“Moody's”).

Management utilizes five different Moody's scenarios so as to incorporate uncertainties related to the economic environment. These scenarios, which range from more benign to more severe economic outlooks, include a ‘most likely outcome’ (the “Baseline” scenario) and four less likely scenarios referred to as the “Upside” and “Downside” scenarios. Each scenario is weighted with a majority of the weighting placed on the Baseline scenario and lower weights placed on both the Upside and Downside scenarios. The weighting assigned by management is based on the economic outlook and available information at the reporting date. The model projects economic variables under each scenario based on detailed statistical analyses. The Company has identified and selected key variables that most closely correlated to its historical credit performance, which include: gross domestic product, unemployment, and three collateral indices: the Commercial Property Price Index, the Commercial Property Price Apartment Index and the Case-Shiller Home Price Index.

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

The following table details the five Moody's scenarios utilized in determining the allowance for credit losses on loans at December 31, 2023, and weightings of each scenario:

Model Scenario	Moody's Scenario Description	Weight
S0	Upside - 4th Percentile	4%
S1	Upside - 10th Percentile	10%
S3	Downside - 90th Percentile	10%
S4	Downside - 96th Percentile	4%
Baseline	Baseline Scenario	72%

If we placed 100% weighting on the baseline scenario, the quantitative allowance for credit losses at December 31, 2023 would have been approximately $1.4 million lower. Conversely, if we removed the upside scenarios and reallocated the weights from S0 to S4 and S1 to S3, the allowance for credit losses would have increased approximately $2.7 million. These forecasts revert to our long-term historical average loss rate after a 24 month forecasting period.

Because of the of the high degree of judgment involved in management's estimates of the allowance for credit losses, the subjectivity of assumptions used, and the potential for changes in the forecasted economic environment, there is inherent uncertainty in such estimates. Changes in these estimates could significantly impact the allowance for credit losses on loans.

Allowance for Individually Evaluated Loans
The Company measures specific reserves for individual loans that do not share common risk characteristics with other loans, consisting of all loans designated as TDRs prior to the adoption of ASU 2022-02 and non-accrual loans with an outstanding balance of $500,000 or greater. Loans individually evaluated for impairment are assessed to determine that the loan’s carrying value is not in excess of the estimated fair value of the collateral less cost to sell, if the loan is collateral-dependent, or the present value of the expected future cash flows, if the loan is not collateral-dependent. Management performs an evaluation of each impaired loan and generally obtains updated appraisals as part of the evaluation. In addition, management adjusts estimated fair values down to appropriately consider recent market conditions, our willingness to accept a lower sales price to effect a quick sale, and costs to dispose of any supporting collateral. Determining the estimated fair value of underlying collateral (and related costs to sell) can be difficult in illiquid real estate markets and is subject to significant assumptions and estimates. Management employs an independent third-party management firm that specializes in appraisal preparation and review to ascertain the reasonableness of updated appraisals. Projecting the expected cash flows under troubled debt restructurings which are not collateral-dependent is inherently subjective and requires, among other things, an evaluation of the borrower’s current and projected financial condition. Actual results may be significantly different than our projections and our established allowance for credit losses on these loans, which could have a material effect on our financial results. Individually impaired loans that have no impairment losses are not considered for collective allowances described earlier.
We have a concentration of loans secured by real property located in New York, New Jersey, and, to a lesser extent, eastern Pennsylvania. As a substantial amount of our loan portfolio is collateralized by real estate, appraisals of the underlying value of property securing loans are critical in determining the amount of the allowance required for specific loans. Assumptions for appraisal valuations are instrumental in determining the value of properties. Overly optimistic assumptions or negative changes to assumptions could significantly impact the valuation of a property securing a loan and the related allowance determined. The assumptions supporting such appraisals are reviewed by management and an independent third-party appraiser to determine that the resulting values reasonably reflect amounts realizable on the collateral. Based on the composition of our loan portfolio, we believe the primary risks are increases in interest rates, a decline in the economy generally, or a decline in real estate market values in New York, New Jersey, or eastern Pennsylvania. Any one or a combination of these events may adversely affect our loan portfolio resulting in delinquencies, increased credit losses, and increased credit loss provisions.
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
Allowance for Off-Balance Sheet Credit Exposures
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

Comparison of Financial Condition at December 31, 2023 and 2022
Total assets decreased by $2.9 million, or 0.1%, to $5.60 billion at December 31, 2023 compared to December 31, 2022. The decrease was primarily due to a decrease in available-for-sale debt securities of $156.7 million, or 16.5%, and a decrease in loans receivable of $40.0 million, or 0.9%, partially offset by increases in cash and cash equivalents of $183.7 million, or 401.1%, and FHLBNY stock of $9.3 million, or 30.6%.

Cash and cash equivalents increased by $183.7 million, or 401.1%, to $229.5 million at December 31, 2023, from $45.8 million at December 31, 2022, primarily due to an increase in Federal Reserve Bank of New York balances driven by excess cash from borrowings and proceeds from the maturity and calls of available-for-sale securities. Balances fluctuate based on the timing of receipt of security and loan repayments and the redeployment of cash into higher-yielding assets such as loans and securities, or the funding of deposit outflows or borrowing maturities. During 2023, management believed it was prudent to increase balance sheet liquidity given general market volatility and uncertainty.

The Company’s available-for-sale debt securities portfolio decreased by $156.7 million, or 16.5%, to $795.5 million at December 31, 2023, from $952.2 million at December 31, 2022. The decrease was primarily attributable to paydowns, maturities, and calls. At December 31, 2023, $550.6 million of the portfolio consisted of residential mortgage-backed securities issued or guaranteed by Fannie Mae, Freddie Mac, or Ginnie Mae. In addition, the Company held $73.9 million in U.S. Government agency securities, $44.4 million in U.S. Treasuries, $125.8 million in corporate bonds, substantially all of which were considered investment grade, and $763,000 in municipal bonds at December 31, 2023. Gross unrealized losses, net of tax, on available-for-sale debt securities and held-to-maturity securities approximated $32.5 million and $279,000, respectively, at December 31, 2023, and $48.6 million and $332,000, respectively, at December 31, 2022.

Equity securities were $10.6 million at December 31, 2023 and $10.4 million at December 31, 2022. Equity securities are primarily comprised of an investment in a Small Business Administration Loan Fund. This investment is utilized by the Bank as part of its Community Reinvestment Act program.

Loans held for investment, net, decreased by $40.0 million to $4.20 billion at December 31, 2023, from $4.24 billion at December 31, 2022, primarily due to a decrease in multifamily loans, partially offset by an increase in commercial real estate loans. The Company continues to focus on the credit needs of its customers, and to a lesser extent, the development of new business notwithstanding the current uncertain economic environment. Multifamily loans decreased $73.6 million, or 2.6%, to $2.75 billion at December 31, 2023 from $2.82 billion at December 31, 2022, one-to-four family residential loans decreased $13.1 million, or 7.5%, to $160.8 million at December 31, 2023 from $173.9 million at December 31, 2022, and commercial and industrial loans decreased $568,000, or 0.4%, to $155.3 million at December 31, 2023 from $154.7 million at December 31, 2022. Partially offsetting these decreases were increases in commercial real estate loans of $30.3 million, or 3.4%, to $929.6 million at December 31, 2023 from $899.2 million at December 31, 2022, home equity loans of $11.0 million, or 7.2%, to $163.5 million at December 31, 2023 from $152.6 million at December 31, 2022, and construction and land loans of $6.0 million, or 24.2%, to $31.0 million at December 31, 2023 from $24.9 million at December 31, 2022.

As of December 31, 2023, non-owner occupied commercial real estate loans (as defined by regulatory guidance) to total risk-based capital was estimated at approximately 456%. Management believes that Northfield Bank (the “Bank”) has implemented appropriate risk management practices, including risk assessments, board-approved underwriting policies and related procedures, which include monitoring Bank portfolio performance, performing market analysis (economic and real estate), and stressing of the Bank’s commercial real estate portfolio under severe, adverse economic conditions. Although management believes the Bank has implemented appropriate policies and procedures to manage its commercial real estate concentration risk, the Bank’s regulators could require it to implement additional policies and procedures or could require it to maintain higher levels of regulatory capital, which might adversely affect its loan originations, the Company's ability to pay dividends, and overall profitability.
At December 31, 2023, office-related loans represented $208.6 million, or approximately 5% of our total loan portfolio, with an average balance of $1.8 million (although we have originated these type of loans in amounts substantially greater than this average) and a weighted average loan-to-value ratio of 58%. Approximately 46% were owner-occupied. The geographic locations of the properties collateralizing our office-related loans are as follows: 54.2% in New York and 45.8% in New Jersey. At December 31, 2023, our largest office-related loan had a principal balance of $90.0 million (with a net active principal balance for the Bank of $30.0 million as we have a 33.3% participation interest), was secured by an office facility located in Staten Island, New York, and was performing in accordance with its original contractual terms.

PCD loans totaled $9.9 million and $11.5 million at December 31, 2023 and December 31, 2022, respectively, with the decrease being primarily due to one loan with a balance of approximately $950,000 which was sold during the quarter ended December 31, 2023. The majority of the remaining PCD loan balance consists of loans acquired as part of a Federal Deposit Insurance Corporation-assisted transaction. The Company accreted interest income of $1.3 million attributable to PCD loans for the year ended December 31, 2023, as compared to $1.5 million for the year ended December 31, 2022. PCD loans had an allowance for credit losses of approximately $3.1 million and $3.9 million at December 31, 2023 and December 31, 2022, respectively.
Bank-owned life insurance increased $3.6 million, or 2.2%, to $171.5 million at December 31, 2023, as compared to $167.9 million at December 31, 2022. The increase resulted from income earned on bank-owned life insurance for the year ended December 31, 2023.
FHLBNY stock increased by $9.3 million, or 30.6%, to $39.7 million at December 31, 2023, from $30.4 million at December 31, 2022. The increase in FHLBNY stock directly correlates with higher short-term borrowing balances at December 31, 2023, as compared to December 31, 2022.
Other assets decreased $5.9 million, or 10.7%, to $48.6 million at December 31, 2023, from $54.4 million at December 31, 2022. The decrease was primarily attributable to a decrease in deferred tax assets primarily due to a decrease in unrealized losses on the securities available-for-sale portfolio.
Total liabilities remained at $4.90 billion at both December 31, 2023 and December 31, 2022, as a decrease in total deposits of $271.8 million was largely offset by an increase in FHLB advances and other borrowings of $275.6 million. The Company routinely utilizes brokered deposits and borrowed funds to manage interest rate risk, the cost of interest-bearing liabilities, and funding needs related to loan originations and deposit activity.
Deposits decreased $271.8 million, or 6.5%, to $3.88 billion at December 31, 2023, as compared to $4.15 billion at December 31, 2022. Brokered deposits decreased by $290.0 million, or 74.4%. Deposits, excluding brokered deposits, increased $18.3 million, or 0.5%. The increase in non-brokered deposits was attributable to increases of $223.7 million in time deposits and $8.6 million in savings accounts, partially offset by decreases of $58.1 million in transaction accounts and $155.9 million in money market accounts. Estimated gross uninsured deposits at December 31, 2023 were $1.73 billion. This total excludes fully collateralized uninsured governmental deposits and intercompany deposits of $856.5 million, leaving estimated uninsured deposits of approximately $869.9 million, or 22.4%, of total deposits.
Borrowed funds increased to $920.5 million at December 31, 2023, from $644.9 million at December 31, 2022. The increase in borrowings for the period was primarily due to an increase in FHLB and Federal Reserve Bank borrowings of $275.4 million, including $94.5 million of borrowings under the Federal Reserve Bank's Term Funding Program, which included favorable terms and conditions as compared to FHLB advances. Management utilizes borrowings to mitigate interest rate risk, for short-term liquidity, and to a lesser extent from time to time, as part of leverage strategies. During the year ended December 31, 2023, the Company increased borrowings to pay off higher-rate brokered certificates of deposit.
Total stockholders’ equity decreased by $1.9 million to $699.4 million at December 31, 2023, from $701.4 million at December 31, 2022. The decrease was attributable to $36.9 million in stock repurchases and $22.8 million in dividend payments, partially offset by net income of $37.7 million for the year ended December 31, 2023, a $15.9 million reduction in accumulated other comprehensive loss due to an increase in the fair value of our debt securities available-for-sale portfolio, and a $4.2 million increase in equity award activity. During the year ended December 31, 2023, the Company repurchased approximately 3.1 million of its common stock outstanding at an average price of $11.99 for a total of $36.9 million pursuant to the approved stock repurchase plans. As of December 31, 2023, the Company had approximately $3.1 million in remaining capacity under its current repurchase program.
Comparison of Operating Results for the Years Ended December 31, 2023 and 2022
Net Income. Net income was $37.7 million and $61.1 million for the years ended December 31, 2023 and December 31, 2022, respectively. Significant variances from the prior year are as follows: a $33.6 million decrease in net interest income, a $3.1 million decrease in the provision for credit losses on loans, a $3.9 million increase in non-interest income, a $6.5 million increase in non-interest expense, and a $9.6 million decrease in income tax expense.

Interest Income. Interest income increased $29.1 million, or 16.2%, to $208.8 million for the year ended December 31, 2023, from $179.7 million for the year ended December 31, 2022, primarily due to a 56 basis point increase in yields on interest-earning assets due to the rising rate environment and a greater percentage of assets consisting of higher-yielding loans, partially offset by a $26.3 million, or 0.5%, decrease in the average balance of interest-earning assets. The decrease in the average balance of interest-earning assets was due to decreases in the average balance of mortgage-backed securities of $181.5 million and the average balance of other securities of $46.7 million, partially offset by increases in the average balance of loans outstanding of $171.2 million, the average balance of FHLBNY stock of $18.1 million, and the average balance of interest-earning deposits in financial institutions of $12.5 million. The Company accreted interest income related to PCD loans of $1.3 million for the year ended December 31, 2023, as compared to $1.5 million for the year ended December 31, 2022. Fees recognized from PPP loans totaled $31,000 for the year ended December 31, 2023, as compared to $1.3 million for the year ended December 31, 2022. Net interest income for the year ended December 31, 2023, included loan prepayment income of $1.6 million as compared to $4.5 million for the year ended December 31, 2022.
Interest Expense. Interest expense increased $62.7 million, or 293.5%, to $84.1 million for the year ended December 31, 2023, as compared to $21.4 million for the year ended December 31, 2022. The increase was due to an increase in interest expense on deposits of $38.5 million, or 373.8%, an increase in interest expense on borrowings of $22.8 million, or 244.8%, and an increase in interest expense on subordinated debt of $1.5 million. The increase in interest expense on deposits was attributable to a 131 basis point increase in the cost of interest-bearing deposits from 0.30% for the year ended December 31, 2022 to 1.61% for the year ended December 31, 2023, due to rising market interest rates and a shift in the composition of the deposit portfolio towards higher-costing certificates of deposit. The increase in interest expense on deposits was partially offset by a $389.1 million, or 11.4%, decrease in the average balance of interest-bearing deposits. The increase in interest expense on borrowings was attributable to a 133 basis point increase in the average cost of borrowings, and a $481.5 million, or 116.4%, increase in the average balance of borrowings. The increase in interest expense on subordinated debt was due to the issuance of $62.0 million in aggregate principal amount of fixed to floating subordinated notes in June 2022.
Net Interest Income. Net interest income for the year ended December 31, 2023, decreased $33.6 million, or 21.2%, to $124.7 million, from $158.3 million for the year ended December 31, 2022, primarily due to a 62 basis point decrease in net interest margin to 2.35% for the year ended December 31, 2023 from 2.97% for the year ended December 31, 2022. The decrease in net interest margin was primarily due to the cost of interest-bearing liabilities increasing faster than the repricing of interest-earning assets. The cost of interest-bearing liabilities increased by 156 basis points to 2.11% for the year ended December 31, 2023, from 0.55% for the year ended December 31, 2022, driven primarily by both higher costs of deposits (and a greater percentage of deposits consisting of higher-costing certificates of deposit) and borrowed funds. The increase in the cost of interest-bearing liabilities was partially offset by an increase in the yield on interest-earning assets which increased 56 basis points to 3.93% for the year ended December 31, 2023, from 3.37% for the year ended December 31, 2022, due to the rising rate environment and a greater percentage of assets consisting of higher-yielding loans.
Provision for Credit Losses. The provision for credit losses on loans decreased by $3.1 million to a provision of $1.4 million for the year ended December 31, 2023, compared to $4.5 million for the year ended December 31, 2022, primarily due to slower loan growth, a decrease in reserves related to non-economic qualitative loss factors in the multifamily and commercial real estate portfolios, and a decrease in reserves related to the PCD portfolio, attributable to improved cash flows and a decrease in PCD loan balances. In addition, there was an improvement in the macroeconomic outlook. The decreases were partially offset by higher net charge-offs and higher reserves for downgraded commercial and industrial loans. Net charge-offs were $6.4 million for the year ended December 31, 2023, as compared to net charge-offs of $838,000 for the year ended December 31, 2022, due to $6.2 million in charge-offs on small business unsecured commercial and industrial loans. Management continues to monitor the small business unsecured commercial and industrial loan portfolio, which totaled $37.4 million at December 31, 2023.
Non-interest Income. Non-interest income increased $3.9 million, or 49.0%, to $11.9 million for the year ended December 31, 2023, from $8.0 million for the year ended December 31, 2022, due primarily to a $3.9 million increase in mark to market gains on trading securities, net. For the year ended December 31, 2023, gains on trading securities were $1.7 million, as compared to losses of $2.2 million for the year ended December 31, 2022. The trading portfolio is utilized to fund the Company’s deferred compensation obligation to certain employees and directors of the Company's deferred compensation plan (the “Plan”). The participants of this Plan, at their election, defer a portion of their compensation. Gains and losses on trading securities have no effect on net income since participants benefit from, and bear the full risk of, changes in the trading securities market values. Therefore, the Company records an equal and offsetting amount in compensation expense, reflecting the change in the Company’s obligations under the Plan.

Non-interest Expense. Non-interest expense increased $6.5 million, or 8.4%, to $83.5 million for the year ended December 31, 2023, compared to $76.9 million for the year ended December 31, 2022. The increase was primarily due to a $4.5 million increase in employee compensation and benefits, primarily attributable to a $3.9 million increase in the mark to market of the Company's deferred compensation plan expense, which as discussed above has no effect on net income, coupled with an increase in equity award expense related to awards issued in the first quarter of 2023, annual merit increases, and severance expense of $440,000, partially offset by a decrease in the accrual for incentive compensation. During the second quarter of 2023, due to economic conditions, the Company implemented a workforce reduction plan, which included modest layoffs and the elimination of, and/or not filling, certain open positions. The annual estimated cost savings of this plan is $1.4 million, pre-tax. Data processing expense increased by $723,000, due to continued investments in technology, increased transaction costs related to an increase in the number of customer accounts and related volume of transactions, and higher pricing effective January 2023. FDIC insurance expense increased by $924,000 due to higher assessment rates. There was a $506,000 decrease in the credit loss benefit for off-balance sheet credit exposures due to a benefit of $555,000 recorded during the year ended December 31, 2023, compared to a benefit of $1.1 million for the prior year, attributed to a larger decrease in the pipeline of loans committed and awaiting closing in the prior year as compared to the current year. Partially offsetting the increases was a $440,000 decrease in professional fees attributable to higher recruitment, consulting, and outsourcing fees in the prior year.
Income Tax Expense. The Company recorded income tax expense of $14.1 million for the year ended December 31, 2023, compared to $23.7 million for the year ended December 31, 2022, with the decrease due to lower taxable income. The effective tax rate for the year ended December 31, 2023, was 27.2%, compared to 28.0% for the year ended December 31, 2022.
Comparison of Operating Results for the Years Ended December 31, 2022 and 2021
For a discussion of our results of operations for the year ended December 31, 2022 compared to the year ended December 31, 2021, see “Part II, Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations” Comparison of Operating Results, included in our 2022 Form 10-K, filed with the SEC on March 1, 2023.

Average Balances and Yields
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

	For the Years Ended December 31,
	2023			2022			2021
	Average Outstanding Balance	Interest	Average Yield/ Rate	Average Outstanding Balance	Interest	Average Yield/ Rate	Average Outstanding Balance	Interest	Average Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Loans (1)	$4,248,355	$181,638	4.28%	$4,077,175	$160,911	3.95%	$3,862,243	$158,217	4.10%
Mortgage-backed securities (2)	682,416	14,708	2.16	863,897	12,461	1.44	975,518	10,640	1.09
Other securities (2)	238,722	5,087	2.13	285,385	4,325	1.52	151,495	1,965	1.30
FHLBNY stock	40,684	3,113	7.65	22,541	1,174	5.21	25,420	1,279	5.03
Interest-earning deposits	97,975	4,249	4.34	85,485	817	0.96	164,553	197	0.12
Total interest-earning assets	5,308,152	208,795	3.93	5,334,483	179,688	3.37	5,179,229	172,298	3.33
Non-interest-earning assets	247,050			259,891			299,664
Total assets	$5,555,202			$5,594,374			$5,478,893

Interest-bearing liabilities:
Savings, NOW, and money market accounts	$2,463,455	$30,408	1.23%	$2,898,048	$3,610	0.12%	$2,811,552	$3,031	0.11%
Certificates of deposit	571,041	18,345	3.21	525,557	6,679	1.27	505,472	3,176	0.63
Total interest-bearing deposits	3,034,496	48,753	1.61	3,423,605	10,289	0.30	3,317,024	6,207	0.19
Borrowings	895,229	32,055	3.58	413,697	9,296	2.25	501,523	10,442	2.08
Subordinated debt	61,169	3,320	5.43	33,436	1,797	5.37	—	—	—
Total interest-bearing liabilities	3,990,894	84,128	2.11	3,870,738	21,382	0.55	3,818,547	16,649	0.44
Non-interest-bearing deposits	770,939			907,603			812,805
Accrued expenses and other liabilities	102,563			102,807			97,385
Total liabilities	4,864,396			4,881,148			4,728,737
Stockholders’ equity	690,806			713,226			750,156
Total liabilities and stockholders’ equity	$5,555,202			$5,594,374			$5,478,893

Net interest income		$124,667			$158,306			$155,649
Net interest rate spread (3)			1.82%			2.82%			2.89%
Net interest-earning assets (4)	$1,317,258			$1,463,745			$1,360,682
Net interest margin (5)			2.35%			2.97%			3.01%
Average interest-earning assets to interest-bearing liabilities			133.01%			137.82%			135.63%

(1)	Includes non-accruing loans. Interest income on loans includes amortization of deferred loan fees, net of deferred loan costs, which was not material.
(2)	Securities available-for-sale are reported at amortized cost.
(3)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(4)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(5)	Net interest margin represents net interest income divided by average total interest-earning assets.

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

	Year Ended December 31,			Year Ended December 31,
	2023 vs. 2022			2022 vs. 2021
			Total			Total
	Increase (Decrease) Due to		Increase	Increase (Decrease) Due to		Increase
	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)
	(Dollars in thousands)
Interest-earning assets:
Loans	$6,944	$13,783	$20,727	$4,493	$(1,799)	$2,694
Mortgage-backed securities	(1,661)	3,908	2,247	(1,001)	2,822	1,821
Other securities	(514)	1,276	762	1,982	378	2,360
FHLBNY stock	1,225	714	1,939	(152)	47	(105)
Interest-earning deposits	136	3,296	3,432	(46)	666	620
Total interest-earning assets	6,130	22,977	29,107	5,276	2,114	7,390
Interest-bearing liabilities:
Savings, NOW and money market accounts	(459)	27,257	26,798	96	483	579
Certificates of deposit	625	11,041	11,666	110	3,393	3,503
Total deposits	166	38,298	38,464	206	3,876	4,082
Borrowings	16,963	7,319	24,282	(854)	1,505	651
Total interest-bearing liabilities	17,129	45,617	62,746	(648)	5,381	4,733
Change in net interest income	$(10,999)	$(22,640)	$(33,639)	$5,924	$(3,267)	$2,657
Asset Quality
PCD Loans (Held-for-Investment)
Based on a detailed review of PCD loans and experience in loan workouts, management believes it has a reasonable expectation about the amount and timing of future cash flows and accordingly has classified PCD loans of $9.9 million at December 31, 2023 and $11.5 million at December 31, 2022 as accruing, even though they may be contractually past due. At December 31, 2023, 2.9% of PCD loans were past due 30 to 89 days, and 27.1% were past due 90 days or more, as compared to 6.8% and 23.0%, respectively, at December 31, 2022.
Loans
General.  Maintaining loan quality historically has been, and will continue to be, a key element of our business strategy. We employ conservative underwriting standards for new loan originations and maintain sound credit administration practices while the loans are outstanding. In addition, substantially all of our loans are secured, predominantly by real estate. At December 31, 2023, our non-performing loans totaled $11.4 million, or 0.27%, of total loans. At the same time, net charge-offs have remained low at 0.15% of average loans outstanding for the year ended December 31, 2023, as compared to 0.02% for the year ended December 31, 2022, and 0.07% for the year ended December 31, 2021.

Non-performing Assets and Delinquent Loans.  The following table details non-performing assets consisting of non-performing loans held-for-investment and non-performing loans held-for-sale at December 31, 2023 and 2022 (in thousands):

	December 31,
	2023	2022
Non-accrual loans:
Held-for-investment	$10,115	$6,548
Non-accruing loans subject to restructuring agreements (1) :
Held-for-investment	—	3,265
Total non-accruing loans held-for-investment	10,115	9,813
Loans 90 days or more past due and still accruing:
Held-for-investment	1,318	425
Total non-performing assets	$11,433	$10,238
Loans subject to restructuring agreements and still accruing (1)	$—	$3,751
Accruing loans 30 to 89 days delinquent	$8,683	$3,644

(1) With the adoption of ASU 2022-02, effective January 1, 2023, TDR accounting has been eliminated.

The following table details non-performing loans by loan type at December 31, 2023 and 2022 (in thousands):

	December 31,
	2023	2022
Held-for-investment
Real estate loans:
Multifamily	$2,709	$3,285
Commercial	6,491	5,184
One-to-four family residential	104	118
Home equity and lines of credit	499	262
Commercial and industrial	305	964
Other	7	—
Total non-accrual loans held-for-investment	10,115	9,813
Loans delinquent 90 days or more and still accruing:
Real estate loans:
Multifamily	$201	$233
Commercial	—	8
One-to-four family residential	406	155
Home equity and lines of credit	711	—
Commercial and industrial	—	24
Other	—	5
Total loans delinquent 90 days or more and still accruing held-for-investment	1,318	425
Total non-performing assets	$11,433	$10,238
At December 31, 2023 and 2022, the Company had no assets acquired through foreclosure.
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
Effective January 1, 2023, the Company adopted ASU 2022-02, which eliminated the recognition and measure of troubled debt restructurings and enhanced disclosures for loan modifications to borrowers experiencing financial difficulty. Information on loan modifications prior to the adoption of ASU 2022-02 on January 1, 2023 is presented in accordance with the applicable accounting standards in effect at that time. At December 31, 2023, total non-performing loans included $236,000 of modified loans to borrowers experiencing financial difficulty and $3.3 million of TDR loans that existed prior to adoption of ASU 2022-02 on January 1, 2023.

The following table sets forth the total amounts of delinquencies for accruing loans that were 30 to 89 days past due by type and by amount at the dates indicated (in thousands):

	December 31,
	2023	2022
Real estate loans:
Multifamily	$740	$189
Commercial	1,010	900
One-to-four family residential	3,339	672
Home equity and lines of credit	817	830
Commercial and industrial loans	2,767	1,048
Other loans	10	5
	$8,683	$3,644
The majority of the loans past due in the one-to-four family residential and home equity and lines of credit portfolios were due to loans past due 30 days at December 31, 2023, which then became current subsequent to the quarter end, therefore management does not believe the increase in delinquencies in these portfolios is an indicator of credit deterioration. The increase in the commercial and industrial loan delinquencies was primarily due to an increase in delinquencies in unsecured small business loans, attributable to a combination of rising interest rates and a slowdown in business. Unsecured small business loans totaled $37.4 million and $43.3 million at December 31, 2023 and December 31, 2022, respectively. Management continues to monitor the small business unsecured commercial and industrial loan portfolio.
Loans Subject to TDR Agreements prior to the adoption of ASU 2022-02
Included in non-accruing loans were loans subject to TDR agreements totaling $3.3 million at December 31, 2022. At December 31, 2022, three of the non-accruing TDRs totaling $547,000 were not performing in accordance with their restructured terms. Two of the loans totaling $477,000 were collateralized by real estate with an appraised value of $2.4 million. A third loan in the amount of $70,000 was an unsecured commercial and industrial loan, which had a specific reserve against it.
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

	At December 31,
	2022
	Non-Accruing	Accruing
Real estate loans:
Commercial	$3,069	$3,034
One-to-four family residential	—	666
Multifamily	126	—
Home equity and lines of credit	—	27
Commercial and industrial loans	70	24
	$3,265	$3,751
Performing in accordance with restructured terms	83.2%	94.8%

Allowance for Credit Losses

On January 1, 2021, the Company adopted the CECL standard and as a result of the adoption recorded a $10.4 million increase to its allowance for credit losses on loans, including $6.8 million related to PCD loans. For further discussion of the calculation of the allowance for credit losses, see “—Critical Accounting Policies—Allowance for Credit Losses on Loans.”

The allowance for credit losses to non-performing loans decreased from 416.26% at December 31, 2022 to 328.30% at December 31, 2023. This decrease was primarily attributable to a decrease of $5.1 million, or 11.9%, in the allowance for credit losses as well as an increase in non-performing loans of $1.2 million, from $10.2 million at December 31, 2022 to $11.4 million at December 31, 2023.

The Company utilizes external appraisals to determine the fair value of the underlying collateral in its analysis of impaired loans. A third-party appraisal is generally ordered as soon as a loan is designated as an impaired loan and updated annually, or more frequently if required. Generally, non-performing loans are charged down to the appraised value of collateral less costs to sell for collateral-dependent loans and to the present value of the expected future cash flows for non-collateral dependent loans, which reduces the ratio of the allowance for credit losses to non-performing loans. Downward adjustments to appraisal values, primarily to reflect “quick sale” discounts, are generally recorded as specific reserves within the allowance for credit losses.
The allowance for credit losses to total loans held-for-investment, net, was 0.89% at December 31, 2023, as compared to 1.00% at December 31, 2022. The decrease in the coverage ratio from December 31, 2022 was primarily attributable to a decrease of $5.1 million, or 11.9%, in the allowance for credit losses from December 31, 2022 to December 31, 2023, offset by a decrease in the loan portfolio of $40.0 million, or 0.9%. The decrease in the allowance for credit losses during the year was primarily attributable to slower loan growth, a decrease in reserves related to non-economic qualitative loss factors in the multifamily and commercial real estate portfolios, and a decrease in reserves related to the PCD portfolio, attributable to improved cash flows and a decrease in PCD loan balances.
Specific reserves on loans individually evaluated for impairment increased by $7,000 to $45,200 at December 31, 2023 from $38,200 at December 31, 2022. At December 31, 2023, the Company had 19 loans classified as individually impaired and recorded $45,200 of specific reserves on four of the 19 impaired loans. At December 31, 2022, the Company had 20 loans classified as individually impaired and recorded $38,200 of specific reserves on four of the 20 impaired loans.

The following table sets forth activity in our allowance for credit losses, by loan type, at December 31, for the years indicated (in thousands):

	Real estate loans
	Commercial (1)	One-to-four Family Residential	Construction and Land	Home Equity and Lines of Credit	Commercial and Industrial	Other	PCD	Total Allowance for Credit Losses
2020	$33,005	$207	$1,214	$260	$1,842	$198	$881	$37,607
Impact of CECL Adjustment	(1,949)	5,233	(921)	419	947	(188)	6,812	10,353
Balance at January 1, 2021	31,056	5,440	293	679	2,789	10	7,693	47,960
(Benefit)/provision for credit losses	(4,331)	(1,903)	(124)	(145)	991	(3)	(669)	(6,184)
Recoveries	60	29	—	26	39	5	119	278
Charge-offs	—	(21)	—	—	(646)	(3)	(2,411)	(3,081)
2021	26,785	3,545	169	560	3,173	9	4,732	38,973
Provision/(benefit) for credit losses	2,876	359	155	287	1,243	(12)	(426)	4,482
Recoveries	102	32	—	19	144	12	178	487
Charge-offs	(278)	—	—	—	(446)	—	(601)	(1,325)
2022	29,485	3,936	324	866	4,114	9	3,883	42,617
(Benefit)/provision for credit losses	(6,301)	(651)	(175)	838	8,445	(3)	(800)	1,353
Recoveries	71	—	—	1	63	—	10	145
Charge-offs	—	—	—	—	(6,572)	—	(8)	(6,580)
2023	$23,255	$3,285	$149	$1,705	$6,050	$6	$3,085	$37,535

(1) Commercial includes commercial real estate loans collateralized by owner-occupied, non-owner occupied, and multifamily properties.
During the year ended December 31, 2023, the Company recorded net charge-offs of $6.4 million, as compared to net charge-offs of $838,000 for the year ended December 31, 2022, and net charge-offs of $2.8 million for the year ended December 31, 2021. Charge-offs in 2023 were primarily related to small business unsecured commercial and industrial loans. Charge-offs in 2022 and 2021 were primarily related to PCD loans and small business unsecured commercial and industrial loans. The decrease in the allowance for credit losses from 2022 to 2023 for commercial real estate loans was primarily attributable to a decrease in loan balances and a decrease in reserves related to non-economic qualitative loss factors in the multifamily and commercial real estate portfolios. The decrease in the allowance for credit losses in the one-to-four family residential and construction and land loan portfolios was primarily related to a decrease in loan balances. The decrease in the allowance for credit losses for PCD loans was primarily attributable to a decrease in the PCD loan balances and an improvement in cash flows. Allowance for credit losses allocated to the home equity and lines of credit and commercial and industrial loan portfolios increased from December 31, 2022 to December 31, 2023. This increase was primarily due to risk rating downgrades in those portfolios.

Management of Market Risk
General.  A majority of our assets and liabilities are monetary in nature. Consequently, our most significant form of market risk is interest rate risk. Our assets, consisting primarily of mortgage-related securities, other securities and bonds and loans, generally have longer maturities than our liabilities, which consist primarily of deposits and wholesale borrowings. As a result, a principal part of our business strategy involves managing interest rate risk and limiting the exposure of our net interest income to changes in market interest rates. Accordingly, our Board of Directors has established a Management Asset-Liability Committee (“MALCO”), comprised of our SVP & Chief Investment Officer and Treasurer, who chairs this Committee, our President & Chief Executive Officer, our EVP & Chief Risk Officer, our EVP & Chief Financial Officer, our EVP & Chief Lending Officer, our EVP & Chief Branch Administration, Deposit Operations & Business Development Officer, and our SVP & Director of Marketing, and other officers and staff as necessary or appropriate. This committee is responsible for, among other things, evaluating the interest rate risk inherent in our assets and liabilities, for recommending to the Risk Committee of our Board of Directors (“Risk Committee”) the level of risk that is appropriate given our business strategy, operating environment, capital, liquidity and performance objectives, and for managing this risk consistent with the guidelines approved by the Board of Directors.
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
•investing in investment grade corporate securities and mortgage-backed securities; and
•obtaining general financing through lower-cost core deposits, brokered deposits, and longer-term FHLB advances, borrowings under the BTFP, and repurchase agreements.
Shortening the average term of our interest-earning assets by increasing our investments in shorter-term assets, as well as originating loans with variable interest rates, helps to match the maturities and interest rates of our assets and liabilities better, thereby reducing the exposure of our net interest income to changes in market interest rates.
Net Portfolio Value Analysis. We compute amounts by which the net present value of our assets and liabilities (net portfolio value or NPV) would change in the event market interest rates changed over an assumed range of rates. Our simulation model uses a discounted cash flow analysis to measure the interest rate sensitivity of our NPV. Depending on current market interest rates, we estimate the economic value of these assets and liabilities under the assumption that interest rates experience an instantaneous and sustained increase of 100, 200, 300, or 400 basis points, or a decrease of 100, 200, 300, or 400 basis points, which is based on the current interest rate environment. A basis point equals one-hundredth of one percent, and 100 basis points equals one percent. An increase in interest rates from 3% to 4% would mean, for example, a 100 basis point increase in the “Change in Interest Rates” column below.
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

The following tables set forth, as of December 31, 2023 and December 31, 2022, our calculation of the estimated changes in our NPV, NPV ratio, and percent change in net interest income that would result from the designated instantaneous and sustained changes in interest rates (dollars in thousands). Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments and deposit repricing characteristics including decay rates, and correlations to movements in interest rates, and should not be relied on as indicative of actual results.

	NPV at December 31, 2023
Change in Interest Rates (basis points)	Estimated Present Value of Assets	Estimated Present Value of Liabilities	Estimated NPV	Estimated Change In NPV	Estimated Change in NPV %	Estimated NPV/Present Value of Assets Ratio	Next 12 Months Net Interest Income Percent Change	Months 13-24 Net Interest Income Percent Change
+400	$4,845,088	$4,222,267	$622,821	$(139,446)	(18.29)%	12.85%	(20.93)%	(5.16)%
+300	4,945,428	4,292,831	652,597	(109,670)	(14.39)%	13.20%	(15.79)%	(4.31)%
+200	5,060,164	4,366,834	693,330	(68,937)	(9.04)%	13.70%	(9.91)%	(1.91)%
+100	5,174,386	4,444,681	729,705	(32,562)	(4.27)%	14.10%	(4.52)%	(0.49)%
—	5,289,153	4,526,886	762,267	—	—%	14.41%	—%	—%
(100)	5,410,037	4,618,015	792,022	29,755	3.90%	14.64%	2.73%	(1.32)%
(200)	5,531,944	4,714,497	817,447	55,180	7.24%	14.78%	4.51%	(4.34)%
(300)	5,653,051	4,818,672	834,379	72,112	9.46%	14.76%	4.39%	(9.12)%
(400)	5,815,435	4,954,580	860,855	98,588	12.93%	14.80%	4.19%	(9.12)%

The table above indicates that at December 31, 2023, in the event of a 400 basis point decrease in interest rates, we would experience a 12.93% increase in estimated net portfolio value, a 4.19% increase in net interest income in year one, and a 9.12% decrease in net income in year two. In the event of a 400 basis point increase in interest rates, we would experience an 18.29% decrease in estimated net portfolio value, a 20.93% decrease in net interest income in year one and a 5.16% decrease in net interest income in year two.

	NPV at December 31, 2022
Change in Interest Rates (basis points)	Estimated Present Value of Assets	Estimated Present Value of Liabilities	Estimated NPV	Estimated Change In NPV	Estimated Change in NPV %	Estimated NPV/Present Value of Assets Ratio	Next 12 Months Net Interest Income Percent Change	Months 13-24 Net Interest Income Percent Change
+400	$4,850,423	$4,057,885	$792,538	$(227,578)	(22.31)%	16.34%	(25.83)%	(11.03)%
+300	4,967,247	4,126,616	840,631	(179,485)	(17.59)%	16.92%	(19.51)%	(8.90)%
+200	5,106,889	4,198,831	908,058	(112,058)	(10.98)%	17.78%	(12.01)%	(4.41)%
+100	5,244,669	4,274,947	969,722	(50,394)	(4.94)%	18.49%	(5.33)%	(1.19)%
—	5,375,689	4,355,573	1,020,116	—	—%	18.98%	—%	—%
(100)	5,503,211	4,464,131	1,039,080	18,964	1.86%	18.88%	0.76%	(3.80)%
(200)	5,626,336	4,586,245	1,040,091	19,975	1.96%	18.49%	0.00%	(8.91)%
(300)	5,749,256	4,717,723	1,031,533	11,417	1.12%	17.94%	(0.29)%	(11.15)%
(400)	5,912,105	4,859,064	1,053,041	32,925	3.23%	17.81%	(0.63)%	(13.15)%
The table above indicates that at December 31, 2022, in the event of a 400 basis point decrease in interest rates, we would experience a 3.23% increase in estimated net portfolio value, a 0.63% decrease in net interest income in year one and a 13.15% decrease in net income in year two. In the event of a 400 basis point increase in interest rates, we would experience a 22.31% decrease in estimated net portfolio value, a 25.83% decrease in net interest income in year one and an 11.03% decrease in net interest income in year two.
Our policies provide that, in the event of a 200 basis point decrease or less in interest rates, our net present value ratio should decrease by no more than 300 basis points and 10%, and in the event of a 400 basis point increase or less, our net present value should decrease by no more than 475 basis points and 35%. In the event of a 200 basis point decrease or less, our projected net interest income should decrease by no more than 10% in year one and 20% in year two, and in the event of a 400 basis point increase or less, our projected net interest income should decrease by no more than 39% in year one and 26% in year two. At December 31, 2023 and December 31, 2022, we were in compliance with all Board-approved policies with respect to interest rate risk management.

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
Liquidity and Capital Resources
The Board of Directors of the Bank has approved a liquidity policy that it reviews and updates at least annually. Senior management is responsible for implementing the policy. The MALCO is responsible for general oversight and strategic implementation of the policy and management of the appropriate departments are designated responsibility for implementing any strategies established by MALCO. Senior management receives, at least daily, cash position reports and monthly cash forecasts to ensure that all short-term obligations are timely satisfied and that adequate liquidity exists to fund activities. Reports detailing the Bank's liquidity reserves are presented to appropriate senior management on at least a quarterly basis, and the Risk Committee at each of its meetings. In addition, a twelve-month liquidity forecast is presented to MALCO in order to assess potential future liquidity scenarios. A forecast of cash flow data for the upcoming twelve months is presented to the Risk Committee on a quarterly basis.
Liquidity is the ability to fund assets and meet obligations as they come due. Our primary sources of funds consist of deposit inflows, loan repayments, borrowings through repurchase agreements, advances from money center banks, the FHLBNY, the Federal Reserve Bank, and repayments, maturities and sales of securities. While maturities and scheduled amortization of loans and securities are reasonably predictable sources of funds, deposit flows, mortgage prepayments and security sales are greatly influenced by general interest rates, economic conditions, and competition. Our Risk Committee is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and withdrawals of deposits by our customers as well as unanticipated contingencies. We seek to maintain a ratio of liquid assets (not subject to pledge or encumbered) as a percentage of deposits and borrowings of 35% or greater. At December 31, 2023, this ratio was 39.23%.
Systemic events of March 2023 impacted liquidity in the overall banking system, particularly for mid-size and regional banks. Management took a number of actions to enhance Northfield’s liquidity management, including monitoring daily deposit inflows and outflows, temporarily increasing the amount of cash held on the balance sheet, maximizing investment securities available for pledge for borrowers, and executing strategies to grow our retail time deposit portfolio. Additionally, on March 12, 2023, the Board of Governors of the Federal Reserve System created the BTFP, which aims to enhance liquidity by allowing institutions to pledge certain securities at par value, and at pay a borrowing rate of ten basis points over the one-year overnight index swap rate. The BTFP is available to eligible U.S. federally insured depository institutions, with advances having a term of up to one year and no prepayment penalties. As of December 31, 2023, the Company had borrowed $94.5 million under the BTFP. We believe that we had sufficient sources of liquidity to satisfy our short- and long-term liquidity needs at December 31, 2023.
We regularly adjust our investments in liquid assets based on our assessment of:
•expected loan demand;
•expected deposit flows;
•yields available on interest-earning deposits and securities; and
•the objectives of our asset/liability management program.

Our most liquid assets are cash and cash equivalents, corporate bonds, and unpledged mortgage-related securities issued or guaranteed by the U.S. Government, Fannie Mae, or Freddie Mac, that we can either borrow against or sell. We also have the ability to surrender bank-owned life insurance contracts. The surrender of these contracts would subject the Company to income taxes and penalties for increases in the cash surrender values over the original premium payments. We also have the ability to obtain additional funding from the FHLB and Federal Reserve Bank, utilizing unencumbered and unpledged securities and multifamily loans if a need for additional funds arises. Any amount pledged for such deposits under the line of credit reduces the Company's available borrowing amount under the FHLB advance agreement. The Company continues to maintain an adequate liquidity position and expects to have sufficient funds available to meet current commitments in the normal course of business.
The Company has a diversified deposit base, with long-standing client relationships across multiple customer segments providing stable funding. Government deposits are collateralized by assets or letters of credit issued by the FHLBNY. Uninsured deposits (excluding fully collateralized uninsured governmental deposits and intercompany deposits of $856.5 million) are estimated at approximately $869.9 million, or 22.4%, of total deposits as of December 31, 2023.
The Company had the following primary sources of liquidity at December 31, 2023 (in thousands):

Cash and cash equivalents(1)	$215,617
Corporate bonds(2)	$110,914
Multifamily loans(2)	$930,990
Mortgage-backed securities (issued or guaranteed by the U.S. Government, Fannie Mae, or Freddie Mac)(2)	$382,787

(1) Excludes $13.9 million of cash at Northfield Bank.
(2) Represents remaining borrowing potential.
At December 31, 2023, we had $7.0 million in outstanding loan commitments. In addition, we had $292.7 million in unused lines of credit to borrowers. Certificates of deposit due within one year of December 31, 2023 totaled $635.8 million, or 16.4% of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including loan sales, securities sales, other deposit products, including replacement or brokered certificates of deposit, securities sold under agreements to repurchase (repurchase agreements), and advances from the FHLBNY and other borrowing sources. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit. Based on experience, we believe that a significant portion of such deposits will remain with us, and we have the ability to attract and retain deposits by adjusting the interest rates offered.
We have a detailed contingency funding plan that is reviewed and reported to the Risk Committee at least quarterly. This plan includes monitoring cash on a daily basis to determine the liquidity needs of Northfield Bank. Additionally, management performs a stress test on Northfield Bank’s retail deposits and wholesale funding sources in several scenarios on a quarterly basis. The stress scenarios include deposit attrition of up to 50%, and selling our securities available-for-sale portfolio at a discount of 20% to its current estimated fair value and its impact on capital levels. Northfield Bank continues to maintain significant liquidity under all stress scenarios.
Northfield Bancorp, Inc. is a separate legal entity from Northfield Bank and must provide for its own liquidity to fund dividend payments, stock repurchases, and other corporate items. The Company’s primary source of liquidity is the receipt of dividend payments from the Bank in accordance with applicable regulatory requirements. At December 31, 2023, Northfield Bancorp, Inc. (unconsolidated) had liquid assets of $29.2 million.
Northfield Bank and Northfield Bancorp, Inc. are both subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning assets and off-balance sheet items to broad risk categories. At December 31, 2023, both Northfield Bank and Northfield Bancorp, Inc. exceeded all regulatory capital requirements and are considered “well capitalized” under regulatory guidelines.  See “Item 1. Business - Supervision and Regulation” and Note 15 of the Notes to the consolidated financial statements.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations
Commitments. As a financial services provider, we routinely are a party to various financial instruments with off-balance-sheet risks, such as commitments to extend credit, and unused lines of credit. While these contractual obligations represent our potential future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon. Such commitments are subject to the same credit policies and approval process applicable to loans we originate. In addition, we routinely enter into commitments to sell mortgage loans. Such amounts are not significant to our operations. For additional information, see Note 14 of the Notes to the consolidated financial statements.
Recent Accounting Pronouncements Not Yet Adopted
ASU No. 2023-07. In November 2023, the FASB issued ASU No. 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures”. The amendments in this ASU require improved reportable segment information on an annual and interim basis, primarily through enhanced disclosures about significant segment expenses. This update will be effective for financial statements issued for fiscal years beginning after December 15, 2023, and interim periods for fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company is currently evaluating the impact of this standard on the consolidated financial statements.
ASU No. 2023-09. In December 2023, the FASB issued ASU No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures”. The amendments in the this ASU require improved annual income tax disclosures surrounding rate reconciliation, income taxes paid, and other disclosures. This update will be effective for financial statements issued for fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company is currently evaluating the impact of this standard on the consolidated financial statements.
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
ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

Stockholders and Board of Directors
Northfield Bancorp, Inc.
Woodbridge, New Jersey

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Northfield Bancorp, Inc. and subsidiaries (the "Company") as of December 31, 2023, the related consolidated statements of comprehensive income, changes in stockholders’ equity, and cash flows for the year ended December 31, 2023, and the related notes (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and the results of its operations and its cash flows for the year ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.

Basis for Opinions

The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audit of the financial statements included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Allowance for Credit Losses – Forecast Adjustments to Allowance for Credit Loss on Loans

As described in Note 1 and Note 6 to the consolidated financial statements, the Company accounts for credit losses under ASC 326, Financial Instruments – Credit Losses. ASC 326 requires the measurement of expected lifetime credit losses for financial assets measured at amortized cost at the reporting date. As of December 31, 2023, the allowance for credit losses (“ACL”) on loans was $37,535,000.

The Company determines the ACL on loans based upon a consideration of its historical portfolio loss experience, current borrower-specific risk characteristics, current conditions, forecasts of future economic conditions, reversion period, prepayments, and qualitative adjustments. The allowance is measured on a collective (loan segment) basis when similar risk characteristics exist.

In estimating the quantitative component of the ACL on a collective basis, a risk rating migration model is used which calculates an expected life of loan loss percentage for each loan by generating probability of default and loss given default metrics. These metrics are multiplied by the exposure at default, taking into consideration prepayments, to calculate the quantitative component of the allowance. In establishing its estimate of expected credit losses, the Company utilizes five externally-sourced forward-looking economic scenarios developed by Moody's Analytics to incorporate uncertainties related to the economic environment. The model projects economic variables under each scenario based on detailed statistical analyses. Each scenario is assigned a weighting. The result from this process is the development of forecast adjustments.

We identified auditing the forecasting adjustment component of the ACL on pooled loans as a critical audit matter due to the high degree of judgment and audit effort, including the use of specialists, involved in auditing the forecasting adjustments.

The primary procedures we performed to address this critical audit matter included:

a.Testing the effectiveness of controls over the evaluation of the forecasting adjustment component of the ACL on pooled loans, including controls addressing the:
i.Appropriateness of the methodology and accounting policies.
ii.Relevance of macro-economic forecasts and application of forecast adjustments to historical performance.
iii.Appropriateness of forecast adjustments.
iv.Accuracy of key inputs into the model.

a.Substantively testing management’s process, including evaluating their judgments and assumptions, for developing the forecast adjustments, which included:
i.Evaluating the appropriateness of the Company’s accounting policies, judgments, and elections.
ii.Testing the accuracy of key inputs into the model.
iii.Evaluating the reasonableness of forecasted economic scenarios, assisted by firm specialists.
iv.Testing the application of forecast adjustments to historical performance, assisted by firm specialists, including whether the forecast adjustments conform with management’s policies and were applied consistently period over period.
v.Evaluating the reasonableness of management’s judgments related to the forecast.

/s/ CROWE LLP

We have served as the Company's auditor since 2023.

Livingston, New Jersey
February 29, 2024

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Northfield Bancorp, Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheet of Northfield Bancorp, Inc. and subsidiaries (the Company) as of December 31, 2022, the related consolidated statements of comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the two‑year period ended December 31, 2022, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and the results of its operations and its cash flows for each of the years in the two‑year period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ KPMG LLP

We have not been able to determine the specific year that we began serving as the Company’s auditor; however, we are aware that we have served as the Company’s auditor from at least 1967 to 2023.
Short Hills, New Jersey
March 1, 2023

NORTHFIELD BANCORP, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	At December 31,
	2023	2022
	(Dollars in thousands, except share data)
ASSETS:
Cash and due from banks	$13,889	$14,530
Interest-bearing deposits in other financial institutions	215,617	31,269
Total cash and cash equivalents	229,506	45,799
Trading securities	12,549	10,751
Debt securities available-for-sale, at estimated fair value (and no allowance for credit losses at December 31, 2023 and December 31, 2022)	795,464	952,173
Debt securities held-to-maturity, at amortized cost	9,866	10,760
(estimated fair value of $9,586 at December 31, 2023, and $10,389 at December 31, 2022)
Equity securities	10,629	10,443
Loans held-for-investment, net	4,203,654	4,243,693
Allowance for credit losses	(37,535)	(42,617)
Net loans held-for-investment	4,166,119	4,201,076
Accrued interest receivable	18,491	17,426
Bank-owned life insurance	171,543	167,912
Federal Home Loan Bank (“FHLB”) of New York stock, at cost	39,667	30,382
Operating lease right-of-use assets	30,202	34,288
Premises and equipment, net	24,771	24,844
Goodwill	41,012	41,012
Other assets	48,577	54,427
Total assets	$5,598,396	$5,601,293

LIABILITIES AND STOCKHOLDERS’ EQUITY:
LIABILITIES:
Deposits	$3,878,435	$4,150,219
Securities sold under agreements to repurchase	25,000	25,000
FHLB advances and other borrowings	834,272	558,859
Subordinated debentures, net of issuance costs	61,219	60,996
Operating lease liabilities	35,205	39,790
Advance payments by borrowers for taxes and insurance	25,102	25,995
Accrued expenses and other liabilities	39,718	39,044
Total liabilities	4,898,951	4,899,903

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value; 25,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value; 150,000,000 shares authorized, 64,770,875 shares issued at December 31, 2023 and 2022, respectively, 44,524,929 and 47,442,488 shares outstanding at December 31, 2023 and 2022, respectively	648	648
Additional paid-in-capital	590,973	590,249
Unallocated common stock held by employee stock ownership plan	(14,340)	(15,650)
Retained earnings	433,227	418,353
Accumulated other comprehensive loss	(32,442)	(48,331)
Treasury stock at cost; 20,245,946 and 17,328,387 shares at December 31, 2023 and 2022, respectively	(278,621)	(243,879)
Total stockholders’ equity	699,445	701,390
Total liabilities and stockholders’ equity	$5,598,396	$5,601,293

See accompanying notes to consolidated financial statements.

NORTHFIELD BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income

	Years ended December 31,
	2023	2022	2021
	(Dollars in thousands, except share and per share data)
Interest income:
Loans	$181,638	$160,911	$158,217
Mortgage-backed securities	14,708	12,461	10,640
Other securities	5,087	4,325	1,965
FHLB of New York dividends	3,113	1,174	1,279
Deposits in other financial institutions	4,249	817	197
Total interest income	208,795	179,688	172,298
Interest expense:
Deposits	48,753	10,289	6,207
Borrowings	32,055	9,296	10,442
Subordinated debt	3,320	1,797	—
Total interest expense	84,128	21,382	16,649
Net interest income	124,667	158,306	155,649
Provision (benefit) for credit losses	1,353	4,482	(6,184)
Net interest income after provision (benefit) for credit losses	123,314	153,824	161,833
Non-interest income:
Fees and service charges for customer services	5,479	5,705	5,394
Income on bank-owned life insurance	3,631	3,414	4,103
(Losses) gains on available-for-sale debt securities, net	(17)	279	1,495
Gains (losses) on trading securities, net	1,721	(2,206)	1,703
Gains on sale of loans	134	453	1,401
Other	948	338	357
Total non-interest income	11,896	7,983	14,453
Non-interest expense:
Compensation and employee benefits	46,496	41,961	43,677
Occupancy	13,259	13,241	13,956
Furniture and equipment	1,868	1,730	1,737
Data processing	8,138	7,415	6,784
Professional fees	3,406	3,846	3,596
Advertising	2,171	2,159	2,358
Federal Deposit Insurance Corporation (FDIC) insurance	2,331	1,407	1,365
Credit loss (benefit) expense for off-balance sheet exposures	(555)	(1,061)	307
Other	6,336	6,250	5,379
Total non-interest expense	83,450	76,948	79,159
Income before income tax expense	51,760	84,859	97,127
Income tax expense	14,091	23,740	26,473
Net income	$37,669	$61,119	$70,654
Net income per common share:
Basic	$0.86	$1.32	$1.46
Diluted	$0.86	$1.32	$1.45

Basic weighted average shares outstanding	43,560,844	46,234,122	48,416,495
Diluted weighted average shares outstanding	43,638,616	46,438,119	48,754,263

See accompanying notes to consolidated financial statements.

NORTHFIELD BANCORP, INC. AND SUBSIDIARIES Consolidated Statements of Comprehensive Income - (Continued)

	Years ended December 31,
	2023	2022	2021
	(Dollars in thousands)
Net income	$37,669	$61,119	$70,654
Other comprehensive income (loss):
Unrealized gains (losses) on debt securities available-for-sale:
Net unrealized holding gains (losses)	22,396	(69,876)	(13,916)
Less: reclassification adjustment for net losses (gains) included in net income	17	(279)	(1,495)
Net unrealized gains (losses)	22,413	(70,155)	(15,411)
Post-retirement benefits adjustment	(344)	172	—
Other comprehensive income (loss), before tax	22,069	(69,983)	(15,411)
Income tax (expense) benefit related to net unrealized holding gains (losses) on debt securities available-for-sale	(6,269)	19,558	3,895
Income tax (benefit) expense related to reclassification adjustment for (losses) gains included in net income	(5)	79	419
Income tax expense (benefit) related to post-retirement benefits adjustment	94	(48)	—
Other comprehensive income (loss), net of tax	15,889	(50,394)	(11,097)
Comprehensive income	$53,558	$10,725	$59,557

See accompanying notes to consolidated financial statements.

NORTHFIELD BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders’ Equity

	For the years ended December 31, 2023, 2022 and 2021
	Common Stock			Unallocated Common Stock Held by the Employee Stock Ownership Plan		Accumulated Other Comprehensive Income (loss) Net of tax
	Shares Outstanding	Par Value	Additional Paid-in Capital		Retained Earnings		Treasury Stock		Total Stockholders' Equity
	(Dollars in thousands, except share and per share data)
Balance at December 31, 2020	52,209,897	$648	$590,506	$(18,529)	$338,093	$13,160	$(169,897)		$753,981
Cumulative adjustment for adoption of ASU 2016-13 (“CECL”)					(3,087)				(3,087)
Balance at January 1, 2021	52,209,897	648	590,506	(18,529)	335,006	13,160	(169,897)		750,894
Net income					70,654				70,654
Other comprehensive loss, net of tax						(11,097)			(11,097)
ESOP shares allocated or committed to be released			1,178	1,471					2,649
Stock compensation expense			994						994
Issuance of restricted stock	147,315		(1,821)				1,821		—
Forfeitures of restricted stock	(13,280)		178				(178)		—
Exercise of stock options, net	265,501		(1,063)				4,472		3,409
Cash dividends declared ($0.50 per common share)					(24,299)				(24,299)
Treasury stock (average cost of $15.91 per share)	(3,342,700)						(53,321)		(53,321)
Balance at December 31, 2021	49,266,733	648	589,972	(17,058)	381,361	2,063	(217,103)	0	739,883
Net income					61,119				61,119
Other comprehensive loss, net of tax						(50,394)			(50,394)
ESOP shares allocated or committed to be released			967	1,408					2,375
Stock compensation expense			1,753						1,753
Issuance of restricted stock	157,416		(2,484)				2,484		—
Forfeitures of restricted stock	(20,415)		293				(293)		—
Exercise of stock options, net	130,911		(252)				1,914		1,662
Cash dividends declared ($0.52 per common share)					(24,127)				(24,127)
Treasury stock (average cost of $14.72 per share)	(2,092,157)						(30,881)		(30,881)
Balance at December 31, 2022	47,442,488	648	590,249	(15,650)	418,353	(48,331)	(243,879)		701,390
Net income					37,669				37,669
Other comprehensive income, net of tax						15,889			15,889
ESOP shares allocated or committed to be released			672	1,310					1,982
Stock compensation expense			2,383						2,383
Issuance of restricted stock	185,367		(2,670)				2,670		—
Forfeitures of restricted stock	(23,887)		346				(346)		—
Exercise of stock options, net	7,600		(7)				107		100
Cash dividends declared ($0.52 per common share)					(22,795)				(22,795)
Purchase of employee restricted stock to fund statutory tax withholding	(12,307)						(304)		(304)
Treasury stock (average cost of $11.99 per share)	(3,074,332)						(36,869)		(36,869)
Balance at December 31, 2023	44,524,929	$648	$590,973	$(14,340)	$433,227	$(32,442)	$(278,621)		$699,445

See accompanying notes to consolidated financial statements.

NORTHFIELD BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	Years Ended December 31,
	2023	2022	2021
	(Dollars in thousands)
Cash flows from operating activities:
Net income	$37,669	$61,119	$70,654
Adjustments to reconcile net income to net cash provided by operating activities:
Provision (benefit) for credit losses	1,353	4,482	(6,184)
ESOP and stock compensation expense	4,365	4,128	3,643
Depreciation	3,678	3,645	3,889
Amortization of premiums and deferred loan costs, net of accretion of discounts and deferred loan fees	6,651	9,306	2,587
Amortization of debt issuance costs	223	112	—
Amortization of intangible assets	124	174	200
Amortization of operating lease right-of-use assets	4,731	4,626	4,395
Income on bank-owned life insurance	(3,631)	(3,414)	(4,103)
Net gain on sale of loans held-for-sale	(134)	(453)	(1,401)
Proceeds from loans held-for-sale	1,583	3,544	—
Origination of loans held-for-sale	(1,449)	(3,364)	—
Losses (gains) on available-for-sale debt securities, net	17	(279)	(1,495)
(Gains) losses on trading securities, net	(1,721)	2,206	(1,703)
Loss (gain) on sale of other real estate owned, net	7	(17)	—
Net (purchases) sales of trading securities	(77)	504	533
(Increase) decrease in accrued interest receivable	(1,065)	(2,924)	118
Increase in other assets	(8,947)	(3,673)	(14,531)
Deferred tax provision (benefit)	2,919	(625)	3,159
Increase in accrued expenses and other liabilities	674	4,234	4,998
Net cash provided by operating activities	46,970	83,331	64,759
Cash flows from investing activities:
Net decrease (increase) in loans receivable	35,875	(430,849)	(105,455)
Purchase of loans	(3,781)	(10,183)	—
Proceeds from sale of loans	—	2,796	151,559
Purchase of FHLB of New York stock	(45,318)	(44,564)	(220)
Redemption of FHLB of New York stock	36,033	36,518	6,525
Purchases of debt securities available-for-sale	(73,544)	(168,973)	(746,967)
Purchases of equity securities	(186)	(5,046)	(5,089)
Principal payments and maturities on debt securities available-for-sale	247,455	305,027	454,414
Principal payments and maturities on debt securities held-to-maturity	877	720	1,879
Purchases of securities held-to-maturity	—	(6,237)	—
Proceeds from sale of debt securities available-for-sale	—	41,479	328,966
Proceeds from bank-owned life insurance	—	1,526	1,021
Proceeds from sale of other real estate owned	63	125	—
Purchases and improvements of premises and equipment	(3,605)	(2,552)	(1,638)
Net cash provided by (used in) investing activities	193,869	(280,213)	84,995
Cash flows from financing activities:
Net (decrease) increase in deposits	(271,784)	(19,115)	92,783
Dividends paid	(22,795)	(24,127)	(24,299)
Exercise of stock options	100	1,662	3,409
Purchase of treasury stock	(37,173)	(30,881)	(53,321)
(Decrease) increase in advance payments by borrowers for taxes and insurance	(893)	1,086	5,232
Proceeds from issuance of subordinated debt, net of issuance costs	—	60,884	—
Proceeds from securities sold under agreements to repurchase and other borrowings	743,553	282,104	—
Repayments related to securities sold under agreements to repurchase and other borrowings	(468,140)	(120,000)	(170,034)
Net cash (used in) provided by financing activities	(57,132)	151,613	(146,230)
Net increase (decrease) in cash and cash equivalents	183,707	(45,269)	3,524
Cash and cash equivalents at beginning of year	45,799	91,068	87,544
Cash and cash equivalents at end of year	$229,506	$45,799	$91,068

NORTHFIELD BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows - (Continued)

	Years Ended December 31,
	2023	2022	2021
	(Dollars in thousands)
Supplemental cash flow information:
Cash paid during the year for:
Interest	$80,400	$19,282	$17,451
Income taxes	14,704	22,094	28,476
Non-cash transactions:
Loans charged-off, net	6,435	838	2,803
Transfers of loans held-for-investment to loans held-for-sale, at fair value	—	2,523	131,883
Transfers of loans held-for-sale at fair value to loans held-for-investment	—	—	1,612
Transfers of loans held-for-investment to other real estate owned	—	—	100
Right-of-use assets obtained in exchange for new lease liabilities	645	4,983	1,596

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

In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheets and revenues and expenses during the reporting periods. Actual results may differ significantly from those estimates and assumptions. A material estimate that is particularly susceptible to significant change in the near term is the allowance for credit losses. In connection with the determination of this allowance, management generally obtains independent appraisals for significant properties. In addition, judgments related to the amount and timing of expected cash flows from purchased credit-deteriorated (“PCD”) loans, goodwill, securities valuation and impairment, and deferred income taxes, involve a higher degree of complexity and subjectivity and require estimates and assumptions about uncertain matters. Actual results may differ from the estimates and assumptions.

(b)    Recent Accounting Pronouncements Adopted

Accounting Standards Update (“ASU”) No. 2020-04. In March, 2020, the Financial Accounting Standards Board (the “FASB”) issued ASU No. 2020-04, “Reference Rate Reform (“Topic 848”): Facilitation of the Effects of Reference Rate Reform on Financial Reporting” (“ASU 2020-04”), which provides temporary optional guidance to ease the potential burden in accounting for reference rate reform. The ASU provides optional expedients and exceptions for applying generally accepted accounting principles to contract modifications and hedging relationships, subject to meeting certain criteria, that reference the London Inter-Bank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued. It is intended to help stakeholders during the global market-wide reference rate transition period. The guidance was effective for all entities as of March 12, 2020 through December 31, 2022. However, in December 2022, the FASB issued ASU 2022-06, deferring the sunset date to December 31, 2024. The Company has reviewed all of its LIBOR-based products and all products have been adjusted to another index or are scheduled to be adjusted at their next repricing, as LIBOR ceased to be published after June 30, 2023. The adoption of this ASU did not have a material impact on the Company's consolidated financial statements.

ASU No. 2022-02. In March 2022, the FASB issued ASU No. 2022-02, “Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures” (“ASU 2022-02”). The amendments in this ASU were issued to (1) eliminate accounting guidance for Troubled Debt Restructurings (“TDRs”) by creditors, while enhancing disclosure requirements for certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty; (2) require disclosures of current period gross write-offs by year of origination for financing receivables and net investments in leases. Under ASU 2022-02, the Company assesses all loan modifications to determine whether one is granted to a borrower experiencing financial difficulty, regardless of whether the modified loan terms include a concession. Modifications granted to borrowers experiencing financial difficulty may be in the form of an interest rate reduction, an other-than-insignificant payment delay, a term extension, principal forgiveness or a combination thereof. The Company adopted ASU 2022-02 on a prospective basis on January 1, 2023. The adoption of this update did not have a material effect on the Company’s consolidated financial statements. Additional disclosures are included in Note 5 to the consolidated financial statements.

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
Notes to Consolidated Financial Statements (Continued)

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

For securities available for sale, the Company determines if impairment is related to credit loss or non-credit loss. In making the assessment of whether a loss is from credit or other factors, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency and adverse conditions related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows is less than the amortized cost basis, a credit loss exists and an allowance is created, limited by the amount that the fair value is less than the amortized cost basis. Subsequent activity related to the credit loss component in the form of write-offs or recoveries is recognized as part of the allowance for credit losses on securities available for sale.

Management measures expected credit losses on held-to-maturity debt securities on a collective basis by major security type. All of the held-to-maturity securities in the Company's portfolio are issued by U.S. government agencies and are either explicitly or implicitly guaranteed by the U.S Government and therefore the expectation of nonpayment is zero. Therefore, the Company is not required to estimate an allowance for credit losses related to these securities.

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

The Company has made the accounting policy election to exclude accrued interest receivable on securities from the estimate of credit losses. Accrued interest receivable totaled $2.4 million and $2.8 million, respectively, at December 31, 2023 and 2022 and is reported in accrued interest receivable on the consolidated balance sheets.

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

NORTHFIELD BANCORP, INC.  AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(f)    Loans and Allowance for Credit Losses

The accounting and reporting for PCD loans and loans classified as held-for-sale differs substantially from those loans classified by the Company as held-for-investment. For purposes of reporting, discussion and analysis, management has classified its loan portfolio into three categories: (1) loans originated by the Company and held-for-sale, which are carried at the lower of aggregate cost or estimated fair value, less costs to sell, and therefore have no associated allowance for loan losses, (2) PCD loans, which are held-for-investment, and recorded at the purchase price, including non-credit discounts, plus the allowance for credit losses at the time of acquisition, and (3) Loans held-for-investment, which include originated loans carried at amortized cost, and acquired loans, with no evidence of credit deterioration, initially valued at fair value on the date of acquisition, less net charge-offs and the allowance for credit losses.

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

Net loans held-for-investment are deemed impaired when it is probable, based on current information, that the Company will not collect all amounts due in accordance with the contractual terms of the loan agreement. The Company has defined the population of impaired loans to be all non-accrual loans held-for-investment with an outstanding balance of $500,000 or greater and all loans restructured as TDRs prior to the adoption of ASU 2022-02. Loan held-for-investment are individually assessed to determine that the loan’s carrying value is not in excess of the expected future cash flows, discounted at the loan's original effective interest rate, or the fair value of the underlying collateral (less estimated costs to sell) if the loan is collateral dependent. Impairments, if any, are recognized through a charge to the allowance for credit losses on loans for the amount that the loan’s carrying value exceeds the discounted cash flow analysis or estimated fair value of collateral (less estimated costs to sell) if the loan is collateral dependent.  Such amounts are charged-off when considered appropriate.

Allowance for Credit Losses on Loans

Under the current expected credit losses (“CECL”) methodology adopted on January 1, 2021, the Company determines the allowance for credit losses on loans based upon a consideration of its historical portfolio loss experience, current borrower-specific risk characteristics, current conditions, forecasts of future economic conditions, reversion period, prepayments, and qualitative adjustments. The allowance is measured on a collective (loan segment) basis when similar risk characteristics exist. Loans that do not share common risk characteristics are evaluated on an individual basis and are excluded from the collective evaluation. Accrued interest on loans is excluded from the calculation of the allowance for credit losses due to the Company's non-accrual policy which results in the reversal of uncollectible accrued interest on non-accrual loans against interest income in a timely manner. Accrued interest receivable on loans held-for-investment totaled $12.8 million and $11.7 million, respectively, at December 31, 2023 and 2022 and is reported in accrued interest receivable on the consolidated balance sheets.

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

Allowance for Individually Evaluated Loans. The Company measures specific reserves for individual loans that do not share common risk characteristics with other loans, consisting of all TDRs (prior to the adoption of ASU 2022-02) and non-accrual loans with an outstanding balance of $500,000 or greater. Loans individually evaluated for impairment are assessed to determine that the loan’s carrying value is not in excess of the estimated fair value of the collateral less cost to sell, if the loan is collateral-dependent, or the present value of the expected future cash flows, if the loan is not collateral-dependent. Management performs an evaluation of each impaired loan and generally obtains updated appraisals as part of the evaluation. In addition, management adjusts estimated fair values down to appropriately consider recent market conditions, our willingness to accept a lower sales price to effect a quick sale, and costs to dispose of any supporting collateral. Determining the estimated fair value of underlying collateral (and related costs to sell) can be difficult in illiquid real estate markets and is subject to significant assumptions and estimates. Management employs an independent third-party management firm that specializes in appraisal preparation and review to ascertain the reasonableness of updated appraisals. Projecting the expected cash flows under troubled debt restructurings which are not collateral-dependent is inherently subjective and requires, among other things, an evaluation of the borrower’s current and projected financial condition. Individually impaired loans that have no impairment losses are not considered for collective allowances described above. Upon adoption of ASU 2022-02, the Company no longer establishes a specific reserve for loan modifications to borrowers experiencing financial difficulty. Instead, these loan modifications are included in their respective pool and a historical loss rate is applied to the current loan balance to arrive at the quantitative and qualitative baseline portion of the allowance for credit losses.
The Company elected to exclude accrued interest on loans from the amortized cost of loans held for investment. The accrued interest is reported in accrued interest receivable on the consolidated balance sheet and totaled $12.8 million and $11.7 million, respectively, at December 31, 2023 and 2022.

NORTHFIELD BANCORP, INC.  AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
PCD Loans
Loans classified as PCD loans are acquired loans where there is evidence of more than insignificant credit deterioration since their origination. We consider various factors in connection with this determination, including past due or non-accrual status, credit risk rating declines, and any write downs recorded based on the collectability of the asset, among other factors. Under the CECL methodology, the Company elected to maintain pools of loans that were previously accounted for under Accounting Standards Codification (“ASC”) Subtopic 310-30, “Loans and Debt Securities Acquired with Deteriorated Credit Quality, and will continue to account for these pools as a unit of account. Loans are only removed from existing pools if they are written off, paid off, or sold. Under CECL, the allowance for credit losses was determined for each pool and added to the pool's carrying amount to establish a new amortized cost basis. The difference between the unpaid principal balance of the pool and the new amortized cost basis is the noncredit premium or discount which will be amortized into interest income over the remaining life of the pool. Subsequent increases or decreases in the allowance for credit losses related to PCD loans is recorded as provision expense.

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

In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for credit losses. Such agencies may require the Company to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.

Prior to the adoption of ASU 2022-02, the Company classified certain loans as TDRs, which are loans where terms have been modified because of deterioration in the financial condition of the borrower. Modifications could include extension of the repayment terms of the loan, reduced interest rates, or forgiveness of accrued interest and/or principal. Once an obligation has been restructured because of such credit problems, it continues to be considered restructured until paid in full or, if the obligation yields a market rate (a rate equal to the rate the Company was willing to accept at the time of the restructuring for a new loan with comparable risk), until the year subsequent to the year in which the restructuring takes place, provided the borrower has performed under the modified terms for a consecutive six-month period. The Company records an impairment charge equal to the difference between the present value of estimated future cash flows under the restructured terms discounted at the original loan’s effective interest rate, or the underlying collateral value, less estimated costs to sell, if the loan is collateral dependent. Changes in present values attributable to the passage of time are recorded as a component of the provision for credit losses. Since the adoption of ASU 2022-02, the Company has ceased to recognize or measure new TDRs but those existing at December 31, 2022 remain until settled.
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

NORTHFIELD BANCORP, INC.  AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

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

On at least a quarterly basis, we perform our other-than-temporary impairment analysis of FHLB stock, we evaluate, among other things, (i) its earnings performance, including the significance of any decline in net assets of the FHLB as compared to the regulatory capital amount of the FHLB, (ii) the commitment by the FHLB to continue dividend payments, and (iii) the liquidity position of the FHLB. We did not consider our investment in FHLB stock to be other-than-temporarily impaired at December 31, 2023 and 2022.

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

NORTHFIELD BANCORP, INC.  AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Goodwill is allocated to Northfield’s reporting unit at the date goodwill is actually recorded. As of December 31, 2023, the carrying value of goodwill totaled $41.0 million. The Company qualitatively assessed the current economic environment, including macroeconomic conditions, industry and market conditions and overall financial performance of the Company, among others. After consideration of the results of the annual 2023 impairment test and the results for the year ended December 31, 2023, the Company determined that it was more-likely-than-not that the fair value of its reporting unit was above its book value as of December 31, 2023, which did not indicate impairment for our reporting unit, nor was our reporting unit at risk. The Company will test goodwill for impairment between annual test dates if an event occurs or circumstances change that would indicate the fair value of the reporting unit is below its carrying amount. The Company completed its annual impairment test as of December 31, 2023.

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

The Company recognizes the grant-date fair value of stock-based awards issued to participants' as compensation cost in the consolidated statements of comprehensive income. The fair value of common stock awards is based on the closing price of our common stock as reported on the NASDAQ Stock Market on the grant date. The expense related to stock options is based on the estimated fair value of the options at the date of the grant using the Black-Scholes pricing model. The awards are fixed in nature and compensation cost related to stock-based awards is recognized on a straight-line basis over the requisite service periods. The Company accounts for forfeitures as they occur.

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

At December 31, 2023, 2022, and 2021, there were 77,772, 203,997, and 337,768 dilutive shares outstanding, respectively.

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

(2)    Debt Securities Available-for-Sale

The following is a comparative summary of mortgage-backed securities and other debt securities available-for-sale at December 31, 2023 and 2022 (in thousands):

	December 31, 2023
		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
	cost	gains	losses	value
U.S. Treasuries	$44,364	$15	$—	$44,379
U.S. Government agency securities	75,898	—	(1,990)	73,908
Mortgage-backed securities:
Pass-through certificates:
Government sponsored enterprises (“GSEs”)	365,823	2	(28,285)	337,540
Real estate mortgage investment conduits “REMICs”):
GSE	224,931	—	(11,831)	213,100
Total mortgage-backed securities	590,754	2	(40,116)	550,640
Other debt securities:
Municipal bonds	765	—	(2)	763
Corporate bonds	128,704	43	(2,973)	125,774
Total other debt securities	129,469	43	(2,975)	126,537
Total debt securities available-for-sale	$840,485	$60	$(45,081)	$795,464

	December 31, 2022
		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
	cost	gains	losses	value
U.S. Government agency securities	$76,150	$—	$(4,074)	$72,076
Mortgage-backed securities:
Pass-through certificates:
GSE	472,963	1	(40,346)	432,618
REMICs:
GSE	280,870	—	(16,146)	264,724
Total mortgage-backed securities	753,833	1	(56,492)	697,342
Other debt securities:
Municipal bonds	21	—	—	21
Corporate bonds	189,603	2	(6,871)	182,734
Total other debt securities	189,624	2	(6,871)	182,755
Total debt securities available-for-sale	$1,019,607	$3	$(67,437)	$952,173

NORTHFIELD BANCORP, INC.  AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
The following is a summary of the expected maturity distribution of debt securities available-for-sale other than mortgage-backed securities at December 31, 2023 (in thousands):

Available-for-sale	Amortized cost	Estimated fair value
Due in one year or less	$118,381	$117,304
Due after one year through five years	127,350	124,157
Due after five years through ten years	4,000	3,363
	$249,731	$244,824

Contractual maturities for mortgage-backed securities are not included above, as expected maturities on mortgage-backed securities may differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without penalties.

Certain securities available-for-sale are pledged or encumbered to secure borrowings under Pledge Agreements and Repurchase Agreements and for other purposes required by law. At December 31, 2023, and December 31, 2022, the fair value of debt securities available-for-sale that were pledged to secure borrowings and deposits was $272.9 million and $591.7 million, respectively. See Note 9 - “Borrowings” for further discussion regarding securities pledged or encumbered for borrowings.

For the year ended December 31, 2023, the Company had no proceeds on sales of securities available-for-sale, and gross realized gains of $22,000 and gross realized losses of $39,000 related to the payoff of securities. For the year ended December 31, 2022, the Company had gross proceeds of $41.5 million on sales of securities available-for-sale with gross realized gains of $279,000 and no gross realized losses. For the year ended December 31, 2021, the Company had gross proceeds of $329.0 million on sales of securities available-for-sale with gross realized gains of $1.5 million and no gross realized losses. The Company recognized net gains of $1.7 million, net losses of $2.2 million, and net gains of $1.7 million on its trading securities portfolio during the years ended December 31, 2023 and December 31, 2022, December 31, 2021 respectively. The Company routinely sells securities when market pricing presents, in management’s assessment, an economic benefit that outweighs holding such security, and when smaller balance securities become cost prohibitive to carry.

Gross unrealized losses on mortgage-backed securities and other debt securities available-for-sale, and the estimated fair value of the related securities, aggregated by security category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2023 and 2022, were as follows (in thousands):

	December 31, 2023
	Less than 12 months		12 months or more		Total
	Unrealized	Estimated	Unrealized	Estimated	Unrealized	Estimated
	losses	fair value	losses	fair value	losses	fair value
U.S. Government agency securities	$—	$—	$(1,990)	$73,908	$(1,990)	$73,908
Mortgage-backed securities:
Pass-through certificates:
GSE	—	17	(28,285)	337,438	(28,285)	337,455
REMICs:
GSE		—	(11,831)	213,100	(11,831)	213,100
Other debt securities:
Municipal bonds	(2)	763			(2)	763
Corporate bonds	(7)	9,966	(2,966)	96,978	(2,973)	106,944
Total	$(9)	$10,746	$(45,072)	$721,424	$(45,081)	$732,170

NORTHFIELD BANCORP, INC.  AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

	December 31, 2022
	Less than 12 months		12 months or more		Total
	Unrealized	Estimated	Unrealized	Estimated	Unrealized	Estimated
	losses	fair value	losses	fair value	losses	fair value
U.S. Government agency securities	$(3,942)	$71,058	$(132)	$1,018	$(4,074)	$72,076
Mortgage-backed securities:
Pass-through certificates:
GSE	(8,112)	142,605	(32,234)	289,890	(40,346)	432,495
REMICs:
GSE	(8,303)	180,612	(7,843)	84,112	(16,146)	264,724
Other debt securities:
Corporate bonds	(842)	35,778	(6,029)	129,174	(6,871)	164,952
Total	$(21,199)	$430,053	$(46,238)	$504,194	$(67,437)	$934,247

The Company held 116 pass-through mortgage-backed securities issued or guaranteed by GSEs, 75 REMIC mortgage-backed securities issued or guaranteed by GSEs, 16 corporate bonds, and five U.S. Government agency securities that were in a continuous unrealized loss position of twelve months or greater at December 31, 2023. There were two pass-through mortgage-backed securities issued or guaranteed by GSEs, one corporate bond, and one municipal bond that were in an unrealized loss position of less than twelve months at December 31, 2023. Substantially all securities referred to above were rated investment grade at December 31, 2023.

Available-for-sale debt securities in unrealized loss positions are evaluated for impairment related to credit losses on a quarterly basis. In performing an assessment of whether any decline in fair value is due to a credit loss, the Company considers the extent to which the fair value is less than the amortized cost, changes in credit ratings, any adverse economic conditions, as well as all relevant information at the individual security level such as credit deterioration of the issuer or collateral underlying the security. In assessing the impairment, the Company compares the present value of cash flows expected to be collected with the amortized cost basis of the security. If it is determined that the decline in fair value was due to credit losses, an allowance for credit losses is recorded, limited to the amount the fair value is less than amortized cost basis. The Company did not recognize any allowance for credit losses on its available-for-sale debt securities during the years ended December 31, 2023 or 2022. The Company does not have the intent to sell its available-for-sale debt securities in an unrealized loss position and it is likely that it will not be required to sell the securities before their anticipated recovery.

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

The Company has made the accounting policy election to exclude accrued interest receivable on available-for-sale securities from the estimate of credit losses. Accrued interest receivable associated with debt securities available-for-sale totaled $2.4 million and $2.8 million at December 31, 2023 and December 31, 2022, respectively, and was reported in accrued interest receivable on the consolidated balance sheets. The Company elected not to measure an allowance for credit losses on accrued interest receivable, as an allowance on possible uncollectible accrued interest is not warranted.

NORTHFIELD BANCORP, INC.  AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(3)    Debt Securities Held-to-Maturity

The following is a summary of mortgage-backed securities held-to-maturity at December 31, 2023 and 2022 (in thousands):

	December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Mortgage-backed securities:
Pass-through certificates:
GSEs	$9,866	$107	$(387)	$9,586
Total securities held-to-maturity	$9,866	$107	$(387)	$9,586

	December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Mortgage-backed securities:
Pass-through certificates:
GSEs	$10,760	$90	$(461)	$10,389
Total securities held-to-maturity	$10,760	$90	$(461)	$10,389

Contractual maturities for mortgage-backed securities are not presented, as expected maturities on mortgage-backed securities may differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without penalties. There were no sales of held-to-maturity securities for the years ended December 31, 2023, 2022 and 2021.

At December 31, 2023, and December 31, 2022, debt securities held-to-maturity with a carrying value of $9.7 million and $2.0 million, respectively, were pledged to secure repurchase agreements and deposits. See Note 9 - “Borrowings” for further discussion regarding securities pledged or encumbered for borrowings.

Gross unrealized losses on mortgage-backed securities held-to-maturity, and the estimated fair value of the related securities, aggregated by security category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2023 and December 31, 2022 were as follows (in thousands):

	December 31, 2023
	Less than 12 months		12 months or more		Total
	Unrealized	Estimated	Unrealized	Estimated	Unrealized	Estimated
	losses	fair value	losses	fair value	losses	fair value
Mortgage-backed securities:
Pass-through certificates:
GSE	$—	$—	$(387)	$6,661	$(387)	$6,661
Total	$—	$—	$(387)	$6,661	$(387)	$6,661

	December 31, 2022
	Less than 12 months		12 months or more		Total
	Unrealized	Estimated	Unrealized	Estimated	Unrealized	Estimated
	losses	fair value	losses	fair value	losses	fair value
Mortgage-backed securities:
Pass-through certificates:
GSE	$(461)	$7,433	$—	$—	$(461)	$7,433
Total	$(461)	$7,433	$—	$—	$(461)	$7,433

The Company held nine pass-through mortgage-backed debt securities held-to-maturity issued or guaranteed by GSEs that were in a continuous unrealized loss position of twelve months or greater at December 31, 2023.

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

The Company has made the accounting policy election to exclude accrued interest receivable on held-to-maturity securities from the estimate of credit losses. Accrued interest receivable associated with held-to-maturity securities totaling $36,000 and $39,000, respectively, at December 31, 2023 and December 31, 2022 was reported in accrued interest receivable on the consolidated balance sheets. The Company elected not to measure an allowance for credit losses on accrued interest receivable, as an allowance on possible uncollectible accrued interest is not warranted.

(4)    Equity Securities

At December 31, 2023 and December 31, 2022, equity securities totaled $10.6 million and $10.4 million, respectively. Equity securities consisted of money market mutual funds, recorded at fair value of $330,000 and $361,000, at December 31, 2023 and December 31, 2022, respectively, and an investment in a private Small Business Administration (“SBA”) Loan Fund (the "SBA Loan Fund") recorded at net asset value of $10.3 million and $10.1 million at December 31, 2023 and December 31, 2022, respectively. As the SBA Loan Fund operates as a private fund, its shares are not publicly traded and, therefore, have no readily determinable market value. The SBA Loan Fund was recorded at net asset value as a practical expedient for reporting fair value.

(5)    Loans

The following table summarizes the Company's loans held-for-investment, net, (in thousands):

	December 31,
	2023	2022
Real estate loans:
Multifamily	$2,750,996	$2,824,579
Commercial mortgage	929,595	899,249
One-to-four family residential mortgage	160,824	173,946
Home equity and lines of credit	163,520	152,555
Construction and land	30,967	24,932
Total real estate loans	4,035,902	4,075,261
Commercial and industrial loans (1)	155,268	154,700
Other loans	2,585	2,230
Total commercial and industrial and other loans	157,853	156,930
Loans held-for-investment, net (excluding PCD)	4,193,755	4,232,191
PCD	9,899	11,502
Total loans held-for-investment, net	4,203,654	4,243,693
Allowance for credit losses	(37,535)	(42,617)
Net loans held-for-investment	$4,166,119	$4,201,076

(1) Included in commercial and industrial loans at December 31, 2023 and 2022 are Paycheck Protection Program (“PPP”) loans totaling $284,000 and $5.1 million, respectively.

The Company did not have loans held-for-sale at December 31, 2023 or 2022.

NORTHFIELD BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

In addition to originating loans, the Company may acquire loans through portfolio purchases or acquisitions of other companies. Purchased loans that have evidence of more than insignificant credit deterioration since origination are deemed PCD loans. For PCD loans, each loan pool is accounted for as a single asset with a single composite interest rate and an aggregate expectation of cash flows. PCD loans totaled $9.9 million at December 31, 2023, as compared to $11.5 million at December 31, 2022. The majority of the PCD loan balances were acquired as part of an FDIC-assisted transaction. At December 31, 2023, PCD loans consisted of approximately 7% one-to-four family residential loans, 25% commercial real estate loans, 57% commercial and industrial loans, and 11% in home equity loans. At December 31, 2022, PCD loans consisted of approximately 9% one-to-four family residential loans, 28% commercial real estate loans, 53% commercial and industrial loans, and 10% in home equity loans.

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

NORTHFIELD BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

The following table presents the Company’s loans held-for-investment and current period gross charge-offs, excluding PCD loans, by loan class, credit risk ratings and year of origination, at December 31, 2023 (in thousands):

	December 31, 2023
	2023	2022	2021	2020	2019	Prior	Revolving Loans	Total
Real Estate:
Multifamily
Pass	$88,435	$615,028	$648,328	$464,995	$248,190	$676,544	$570	$2,742,090
Special mention	—	—	—	—	—	328	—	328
Substandard	—	—	—	—	—	8,578	—	8,578
Total multifamily	88,435	615,028	648,328	464,995	248,190	685,450	570	2,750,996
Commercial
Pass	89,072	211,754	147,656	66,207	86,736	299,615	1,812	902,852
Special mention	—	—	8,528	—	—	4,369	—	12,897
Substandard	—	2,838	—	—	—	10,708	300	13,846
Total commercial	89,072	214,592	156,184	66,207	86,736	314,692	2,112	929,595
One-to-four family residential
Pass	6,747	26,198	12,039	8,321	9,064	96,569	829	159,767
Special mention	—	—	—	—	—	347	—	347
Substandard	—	—	—	—	—	710	—	710
Total one-to-four family residential	6,747	26,198	12,039	8,321	9,064	97,626	829	160,824
Home equity and lines of credit
Pass	23,400	33,022	14,316	7,179	5,353	13,658	65,287	162,215
Special mention	—	—	—	—	—	67	—	67
Substandard	—	627	423	24	89	75	—	1,238
Total home equity and lines of credit	23,400	33,649	14,739	7,203	5,442	13,800	65,287	163,520
Construction and land
Pass	4,877	6,091	630	10,236	1,192	7,291	650	30,967
Total construction and land	4,877	6,091	630	10,236	1,192	7,291	650	30,967
Total real estate loans	212,531	895,558	831,920	556,962	350,624	1,118,859	69,448	4,035,902
Commercial and industrial
Pass	17,197	26,075	17,485	2,727	2,602	7,296	65,603	138,985
Special mention		542	361	39		56	250	1,248
Substandard	—	847	13,843	132	45	168	—	15,035
Total commercial and industrial	17,197	27,464	31,689	2,898	2,647	7,520	65,853	155,268
Current-period gross charge-offs	1,488	2,818	1,439	437	62	328	—	6,572
Other
Pass	2,463	—	—	53	—	23	39	2,578
Substandard	—	—	—	—	—	7	—	7
Total other	2,463	—	—	53	—	30	39	2,585
Total loans held-for-investment	$232,191	$923,022	$863,609	$559,913	$353,271	$1,126,409	$135,340	$4,193,755
Total current-period gross charge-offs	$1,488	$2,818	$1,439	$437	$62	$328	$—	$6,572

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

NORTHFIELD BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Past Due and Non-Accrual Loans

Included in loans receivable held-for-investment are loans for which the accrual of interest income has been discontinued due to deterioration in the financial condition of the borrowers. The recorded investment of these non-accrual loans was $10.1 million and $9.8 million at December 31, 2023, and December 31, 2022, respectively. Generally, originated loans are placed on non-accrual status when they become 90 days or more delinquent, or sooner if considered appropriate by management, and remain on non-accrual status until they are brought current, have six consecutive months of performance under the loan terms, and factors indicating reasonable doubt about the timely collection of payments no longer exist. Therefore, loans may be current in accordance with their loan terms, or may be less than 90 days delinquent and still be on a non-accruing status.

When an individual loan no longer demonstrates the similar credit risk characteristics as other loans within its current segment, the Company evaluates each for expected credit losses on an individual basis. All non-accrual loans $500,000 and above and all loans designated as TDRs prior to adoption of ASU 2022-02 are individually evaluated. The non-accrual amounts included in loans individually evaluated for impairment were $6.0 million and $5.2 million at December 31, 2023, and December 31, 2022, respectively. Loans on non-accrual status with principal balances less than $500,000, and therefore not meeting the Company’s definition of an impaired loan, amounted to $4.1 million at December 31, 2023, and $4.6 million at December 31, 2022. Loans past due 90 days or more and still accruing interest were $1.3 million and $425,000 at December 31, 2023, and December 31, 2022, respectively, and consisted of loans that are well-secured and in the process of collection.

The following tables set forth the detail, and delinquency status, of non-performing loans (non-accrual loans and loans past due 90 days or more and still accruing), net of deferred fees and costs, at December 31, 2023, and December 31, 2022, excluding PCD loans (in thousands):

	December 31, 2023
	Total Non-Performing Loans
	Non-Accruing Loans
	Current	30-89 Days Past Due	90 Days or More Past Due	Total	90 Days or More Past Due and Accruing	Total Non-Performing Loans
Loans held-for-investment:
Real estate loans:
Multifamily
Substandard	$1,906	$—	$803	$2,709	$201	$2,910
Total multifamily	1,906	—	803	2,709	201	2,910
Commercial
Substandard	3,245	65	3,181	6,491	—	6,491
Total commercial	3,245	65	3,181	6,491	—	6,491
One-to-four family residential
Pass	—	—	—	—	267	267
Substandard	77	—	27	104	139	243
Total one-to-four family residential	77	—	27	104	406	510
Home equity and lines of credit
Pass	—	—	—	—	61	61
Substandard	21	—	478	499	650	1,149
Total home equity and lines of credit	21	—	478	499	711	1,210
Total real estate	5,249	65	4,489	9,803	1,318	11,121
Commercial and industrial loans
Substandard	73	40	192	305	—	305
Total commercial and industrial loans	73	40	192	305	—	305
Other loans
Substandard	7	—	—	7	—	7
Total other	7	—	—	7	—	7
Total non-performing loans	$5,329	$105	$4,681	$10,115	$1,318	$11,433

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

NORTHFIELD BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

The following tables set forth the detail and delinquency status of loans held-for-investment, excluding PCD loans, net of deferred fees and costs, at December 31, 2023 and December 31, 2022 (in thousands):

	December 31, 2023
		Past Due Loans
	30-89 Days Past Due	90 Days or More Past Due	90 Days or More Past Due and Accruing	Total Past Due	Current	Total Loans Receivable, net
Loans held-for-investment:
Real estate loans:
Multifamily
Pass	$740	$—	$—	$740	$2,741,350	$2,742,090
Special mention	—	—	—	—	328	328
Substandard	—	803	201	1,004	7,574	8,578
Total multifamily	740	803	201	1,744	2,749,252	2,750,996
Commercial
Pass	954	—	—	954	901,898	902,852
Special mention	—	—	—	—	12,897	12,897
Substandard	121	3,181	—	3,302	10,544	13,846
Total commercial	1,075	3,181	—	4,256	925,339	929,595
One-to-four family residential
Pass	3,275	—	267	3,542	156,225	159,767
Special mention	64	—	—	64	283	347
Substandard	—	27	139	166	544	710
Total one-to-four family residential	3,339	27	406	3,772	157,052	160,824
Home equity and lines of credit
Pass	691	—	61	752	161,463	162,215
Special mention	37	—	—	37	30	67
Substandard	89	478	650	1,217	21	1,238
Total home equity and lines of credit	817	478	711	2,006	161,514	163,520
Construction and land
Pass	—	—	—	—	30,967	30,967
Total construction and land	—	—	—	—	30,967	30,967
Total real estate	5,971	4,489	1,318	11,778	4,024,124	4,035,902
Commercial and industrial
Pass	1,726	—	—	1,726	137,259	138,985
Special mention	385	—	—	385	863	1,248
Substandard	696	192	—	888	14,147	15,035
Total commercial and industrial	2,807	192	—	2,999	152,269	155,268
Other loans
Pass	10	—	—	10	2,568	2,578
Substandard	—	—	—	—	7	7
Total other loans	10	—	—	10	2,575	2,585
Total loans held-for-investment	$8,788	$4,681	$1,318	$14,787	$4,178,968	$4,193,755

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

NORTHFIELD BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

The following tables summarize information on non-accrual loans, excluding PCD loans, at December 31, 2023 and December 31, 2022 (in thousands):

	December 31, 2023
	Recorded Investment	Unpaid Principal Balance	With No Related Allowance
Real estate loans:
Multifamily	$2,709	$2,987	$1,906
Commercial	6,491	6,946	4,055
One-to-four family residential	104	104	—
Home equity and lines of credit	499	749	—
Commercial and industrial	305	4,405	81
Other	7	6	—
Total non-accrual loans	$10,115	$15,197	$6,042

	December 31, 2022
	Recorded Investment	Unpaid Principal Balance	With No Related Allowance
Real estate loans:
Multifamily	$3,285	$3,294	$2,050
Commercial	5,184	5,639	3,069
One-to-four family residential	118	118	—
Home equity and lines of credit	262	512	—
Commercial and industrial	964	1,288	67
Total non-accrual loans	$9,813	$10,851	$5,186

The following table summarizes interest income on non-accrual loans, excluding PCD loans, during the years ended December 31, 2023 and 2022 (in thousands).

	Year Ended December 31,
	2023	2022
Real estate loans:
Multifamily	$164	$154
Commercial	290	124
One-to-four family residential	8	13
Home equity and lines of credit	22	21
Commercial and industrial	93	31
Other	4	—
Total interest income on non-accrual loans	$581	$343

NORTHFIELD BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Collateral-Dependent Loans

Loans for which the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral are considered to be collateral-dependent loans. Collateral can have a significant financial effect in mitigating exposure to credit risk and, where there is sufficient collateral, an allowance for credit losses is not recognized or is minimal. For collateral-dependent loans, the allowance for credit losses is individually assessed based on the fair value of the collateral less estimated costs of sale. The Company's collateral-dependent loans are secured by real estate. Collateral values are generally based on appraisals which are adjusted for changes in market indices. As of December 31, 2023 and December 31, 2022, the Company had $7.9 million and $7.4 million of collateral-dependent impaired loans, respectively. The collateral-dependent loans at December 31, 2023 consisted of $5.7 million of commercial real estate loans, $1.9 million of multifamily loans, and $298,000 of one-to-four family residential loans. For the year ended December 31, 2023, there was no significant deterioration or changes in the collateral securing these loans.

Loan Modifications Made to Borrowers Experiencing Financial Difficulty

Effective January 1, 2023, the Company adopted ASU 2022-02, which eliminated the accounting for TDRs while expanding loan modification and vintage disclosure requirements. See Note 1- “Summary of Significant Accounting Policies” for further information.

The following tables present the amortized cost basis at December 31, 2023 of loan modifications made to borrowers experiencing financial difficulty that were modified during the year ended December 31, 2023 by class and by type of modification (dollars in thousands):

	Year Ended December 31, 2023
	Payment Delay	Term Extension(1)	Payment Delay and Interest Rate Reduction	Payment Delay, Term Extension, and Interest Rate Reductions	Total	Percentage of Total Class of Financing Receivable
Commercial mortgage	$236	$—	$—	$—	$236	0.03%
Commercial and industrial	332	14,626	206	634	15,798	10.17%
Total loans	$568	$14,626	$206	$634	$16,034

(1) Includes one loan with a balance of $13.4 million at December 31, 2023, that was risk rated substandard and was modified during the year ended December 31, 2023, to receive a maturity extension of 90-days through February 1, 2024, with a further short-term extension in the process of approval through May 1, 2024. This loan previously had multiple 90-day extensions. The loan was originally downgraded to substandard due to operating losses, however the current debt service coverage ratio is 1.57x and the loan is adequately secured by receivables in excess of $18 million. The loan is current as of December 31, 2023 (in accordance with the extensions granted).

The following table presents the financial effect of loan modifications made to borrowers experiencing financial difficulty during the during the year ended December 31, 2023 (in thousands):

	Weighted-Average Term Extension (in months)	Weighted-Average Interest Rate Reduction
Year Ended December 31, 2023
Commercial and industrial	4.4	3.75%

No modifications involved forgiveness of principal. There were no commitments to lend additional funds to borrowers experiencing financial difficulty whose terms have been restructured at December 31, 2023.

For modified loans, a subsequent payment default is defined in terms of delinquency, when a principal or interest payment is 90 days past due or classified into non-accrual status during the reporting period. Of the loans modified during the year ended December 31, 2023 (since adoption of ASU 2022-02), there was one commercial and industrial loan with a balance of approximately $76,000 that subsequently defaulted and was charged-off during the year.

NORTHFIELD BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

The Company closely monitors the performance of loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of the modification efforts. The following tables present the aging analysis of loan modifications made to borrowers experiencing financial difficulty during the year ended December 31, 2023 (in thousands):

	Year Ended December 31, 2023
	Current	30-89 Days Past Due	90 Days or More Past Due	Non-Accrual	Total
Commercial mortgage	$—	$—	$—	$236	$236
Commercial and industrial	15,202	596	—	—	15,798
Total loans	$15,202	$596	$—	$236	$16,034

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

At December 31, 2022, there were no restructured TDRs during the preceding twelve months that subsequently defaulted.

NORTHFIELD BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

(6)    Allowance for Credit Losses ("ACL") on Loans

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

Allowance for Individually Evaluated Loans

The Company measures specific reserves for individual loans that do not share common risk characteristics with other loans, consisting of all loans previously modified as TDRs (prior to the adoption of ASU 2022-02) and non-accrual loans with an outstanding balance of $500,000 or greater. Loans individually evaluated for impairment are assessed to determine whether the loan’s carrying value is not in excess of the estimated fair value of the collateral less cost to sell, if the loan is collateral-dependent, or the present value of the expected future cash flows, if the loan is not collateral-dependent. Management performs an evaluation of each impaired loan and generally obtains updated appraisals as part of the evaluation. In addition, management adjusts estimated fair values down to appropriately consider recent market conditions, our willingness to accept a lower sales price to effect a quick sale, and costs to dispose of any supporting collateral. Determining the estimated fair value of underlying collateral (and related costs to sell) can be difficult in illiquid real estate markets and is subject to significant assumptions and estimates. Management employs an independent third-party management firm that specializes in appraisal preparation and review to ascertain the reasonableness of updated appraisals. Projecting the expected cash flows for modified loans which are not collateral-dependent is inherently subjective and requires, among other things, an evaluation of the borrower’s current and projected financial condition. Actual results may be significantly different than our projections and our established allowance for credit losses on these loans, which could have a material effect on our financial results. Individually impaired loans that have no impairment losses are not considered for collective allowances described earlier. At December 31, 2023 and December 31, 2022, the ACL for loans individually evaluated for impairment was $45,200 and $38,200, respectively.

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

The table below summarizes the allowance for credit losses for off-balance sheet credit exposures as of, and for the years ended December 31, 2023 and 2022 (in thousands):

	Year Ended December 31,
	2023	2022
Balance at beginning of year	$791	$1,852
Benefit for credit losses	(555)	(1,061)
Balance at end of year	$236	$791

A summary of changes in the allowance for credit losses for the years ended December 31, 2023, 2022, and 2021 follows (in thousands):

	December 31,
	2023	2022	2021
Balance at beginning of year	$42,617	$38,973	$37,607
Impact of CECL adoption	—	—	10,353
Balance at January 1	42,617	38,973	47,960
Provision/(benefit) for credit losses	1,353	4,482	(6,184)
Recoveries	145	487	278
Charge-offs	(6,580)	(1,325)	(3,081)
Balance at end of year	$37,535	$42,617	$38,973

NORTHFIELD BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

The following tables set forth activity in our allowance for credit losses by loan type, as of, and for the years ended, December 31, 2023 and December 31, 2022. The following tables also detail the amount of loans receivable held-for-investment, net of deferred loan fees and costs, that are evaluated, individually and collectively, for impairment, and the related portion of allowance for credit losses that is allocated to each loan portfolio segment (in thousands):

	December 31, 2023
	Real Estate
	Commercial (1)	One-to-Four Family	Home Equity and Lines of Credit	Construction and Land	Commercial and Industrial	Other	Total Loans (excluding PCD)	PCD	Total
Allowance for credit losses:
Beginning balance	$29,485	$3,936	$866	$324	$4,114	$9	$38,734	$3,883	$42,617
Charge-offs	—	—	—	—	(6,572)	—	(6,572)	(8)	(6,580)
Recoveries	71	—	1	—	63	—	135	10	145
Provisions (credit)	(6,301)	(651)	838	(175)	8,445	(3)	2,153	(800)	1,353
Ending balance	$23,255	$3,285	$1,705	$149	$6,050	$6	$34,450	$3,085	$37,535
Ending balance: individually evaluated for impairment	$25	$—	$3	$—	$17	$—	$45	$—	$45
Ending balance: collectively evaluated for impairment	$23,230	$3,285	$1,702	$149	$6,033	$6	$34,405	$—	$34,405
Ending balance: PCD loans evaluated for impairment (2)	$—	$—	$—	$—	$—	$—	$—	$3,085	$3,085
Loans, net:
Ending balance	$3,680,591	$160,824	$163,520	$30,967	$155,268	$2,585	$4,193,755	$9,899	$4,203,654
Ending balance: individually evaluated for impairment	$8,608	$609	$23	$—	$84	$—	$9,324	$—	$9,324
Ending balance: collectively evaluated for impairment	$3,671,983	$160,215	$163,497	$30,967	$154,900	$2,585	$4,184,147	$—	$4,184,147
Ending balance: PCD loans evaluated for impairment (2)	$—	$—	$—	$—	$—	$—	$—	$9,899	$9,899
PPP loans not evaluated for impairment (3)	$—	$—	$—	$—	$284	$—	$284	$—	$284

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

NORTHFIELD BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

	December 31, 2022
	Real Estate
	Commercial (1)	One-to-Four Family	Home Equity and Lines of Credit	Construction and Land	Commercial and Industrial	Other	Total Loans (excluding PCD)	PCD	Total
Allowance for credit losses:
Beginning balance	$26,785	$3,545	$560	$169	$3,173	$9	$34,241	$4,732	$38,973
Charge-offs	(278)	—	—	—	(446)	—	(724)	(601)	(1,325)
Recoveries	102	32	19	—	144	12	309	178	487
Provisions (credits)	2,876	359	287	155	1,243	(12)	4,908	(426)	4,482
Ending balance	$29,485	$3,936	$866	$324	$4,114	$9	$38,734	$3,883	$42,617
Ending balance: individually evaluated for impairment	$18	$—	$2	$—	$18	$—	$38	$—	$38
Ending balance: collectively evaluated for impairment	$29,467	$3,936	$864	$324	$4,096	$9	$38,696	$—	$38,696
Ending balance: PCD loans evaluated for impairment (2)	$—	$—	$—	$—	$—	$—	$—	$3,883	$3,883
Loans, net:
Ending balance	$3,723,828	$173,946	$152,555	$24,932	$154,700	$2,230	$4,232,191	$11,502	$4,243,693
Ending balance: individually evaluated for impairment	$8,152	$666	$27	$—	$94	$—	$8,939	$—	$8,939
Ending balance: collectively evaluated for impairment	$3,715,676	$173,280	$152,528	$24,932	$149,463	$2,230	$4,218,109	$—	$4,218,109
Ending balance: PCD loans evaluated for impairment (2)	$—	$—	$—	$—	$—	$—	$—	$11,502	$11,502
PPP loans not evaluated for impairment (3)	$—	$—	$—	$—	$5,143	$—	$5,143	$—	$5,143

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
The allowance for credit losses on loans decreased to $37.5 million at December 31, 2023, compared to $42.6 million at December 31, 2022, primarily due to a decrease in loan balances, a decrease in reserves related to non-economic qualitative loss factors in the multifamily and commercial real estate portfolios, and an improvement in the macroeconomic forecast. The decreases were partially offset by increases in the reserves related to the commercial and industrial and home equity loan portfolios.

NORTHFIELD BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

(7)    Premises and Equipment, Net

At December 31, 2023 and 2022, premises and equipment, less accumulated depreciation and amortization, consists of the following (in thousands):

	December 31,
	2023	2022
At cost:
Land	$5,156	$5,156
Buildings and improvements	13,475	13,189
Capital leases	2,600	2,600
Furniture, fixtures, and equipment	35,098	32,783
Leasehold improvements	30,152	29,147
	86,481	82,875
Accumulated depreciation and amortization	(61,710)	(58,031)
Premises and equipment, net	$24,771	$24,844

Depreciation expense for the years ended December 31, 2023, 2022, and 2021, was $3.7 million, $3.6 million, and $3.9 million, respectively. There were no sales of premises and equipment in 2023, 2022, or 2021.

(8)    Deposits

Deposit account balances are summarized as follows (dollars in thousands):

	As of December 31,
	2023		2022
	Amount	Weighted Average Rate	Amount	Weighted Average Rate
Transaction:
Negotiable orders of withdrawal and interest-bearing checking	$1,231,943	2.06%	$1,132,290	0.51%
Non-interest bearing checking	694,903	—%	852,660	—%
Total transaction	1,926,846	1.32%	1,984,950	0.29%
Savings:
Money market	302,122	1.76%	508,067	0.47%
Brokered money market	50,000	5.30%	—	—%
Savings	925,744	1.85%	917,180	0.14%
Total savings	1,277,866	1.96%	1,425,247	0.26%
Certificates of deposit:
Under $100,000	257,691	3.93%	525,944	3.06%
$100,000 or more	416,032	4.28%	214,078	1.17%
Total certificates of deposit	673,723	4.15%	740,022	2.51%
Total deposits	$3,878,435	2.02%	$4,150,219	0.68%

The Company had brokered deposits (included in certificates of deposit in the table above) of $50.0 million and $390.0 million at December 31, 2023 and 2022, respectively.

NORTHFIELD BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Scheduled maturities of certificates of deposit are summarized as follows (in thousands):

December 31, 2023
2024	$635,793
2025	16,719
2026	5,119
2027	6,628
2028	9,464
Total	$673,723

Certificates of deposit that exceed the FDIC Insurance limit of $250,000 at December 31, 2023 and 2022 were $98.2 million and $56.8 million respectively.

Interest expense on deposits is summarized as follows (in thousands):

	December 31,
	2023	2022	2021
Transaction	$16,553	$1,759	$805
Savings and money market	13,855	1,851	2,226
Certificates of deposit	18,345	6,679	3,176
	$48,753	$10,289	$6,207

(9)    Borrowings

Borrowings consisted of FHLB advances, borrowings under the Federal Reserve's Bank Term Funding Program (“BTFP”), securities sold under agreements to repurchase (repurchase agreements), floating rate advances and other interest-bearing liabilities and are summarized as follows (in thousands):

	December 31,
	2023	2022
Repurchase agreements	$25,000	$25,000
Other borrowings:
FHLB advances (1)	733,553	547,000
BTFP borrowings	94,500	—
Floating rate advances and other interest-bearing liabilities	6,219	11,859
	$859,272	$583,859

(1) Included within FHLB advances at December 31, 2022 was a $177.0 million overnight line of credit.
At December 31, 2023 and 2022, FHLB advances, BTFP borrowings and repurchase agreements had contractual maturities as follows (in thousands):

	December 31, 2023
	FHLB	Repurchase	BTFP
	Advances	Agreements	Borrowings
2024	$75,765	$25,000	$94,500
2025	182,500	—	—
2026	148,000	—	—
2027	173,000	—	—
2028	154,288	—	—
	$733,553	$25,000	$94,500

NORTHFIELD BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

	December 31, 2022
	FHLB	Repurchase
	Advances	Agreements
2023	$264,500	$—
2024	25,000	25,000
2025	112,500	—
2026	20,000	—
Thereafter	125,000	—
	$547,000	$25,000

Further information regarding FHLB advances, repurchase agreements and BTFP borrowings is summarized as follows (in thousands):

	December 31,
	2023	2022	2023	2022	2023	2022
	FHLB Advances		Repurchase Agreements		BTFP Borrowings
Average balance during year	$766,268	$351,725	$25,000	$34,795	$97,593	$—
Maximum outstanding at any month end	$976,788	$547,000	$25,000	$50,000	$134,500	$—
Weighted average interest rate at end of year	3.52%	3.14%	2.42%	2.42%	4.37%	—%
Weighted average interest rate during year	3.55%	2.40%	2.45%	2.41%	4.38%	—%
FHLB advances are secured by a blanket lien on unencumbered securities and the Company’s FHLB capital stock.
All of the repurchase agreements mature after more than 90 days. The repurchase agreements were secured primarily by mortgage-backed securities with an amortized cost of $27.1 million and a fair value of $25.7 million as of December 31, 2023. At December 31, 2022, the repurchase agreements were secured primarily by mortgage-backed securities with an amortized cost of $35.2 million and a fair value of $33.2 million.
The BTFB was established by the Board of Governors of the Federal Reserve System. The BTFP was created in March 2023 in response to industry events to provide banks with additional liquidity via a secured line of credit collateralized by eligible pledged securities. The BTFP borrowings were secured by corporate and mortgage-backed securities with an amortized cost of $98.2 million and a fair value of $90.9 million as of December 31, 2023.

The Company has the ability to obtain additional funding from the FHLB and Federal Reserve Bank discount window of approximately $1.42 billion, utilizing unencumbered and unpledged securities of $493.7 million and multifamily loans of $931.0 million at December 31, 2023.  The Company expects to have sufficient funds available to meet current commitments in the normal course of business.

NORTHFIELD BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(10)        Subordinated Debt

On June 17, 2022, the Company issued $62.0 million in aggregate principal amount of fixed-to-floating subordinated notes (the “Notes”) to certain institutional investors. The Notes mature on June 30, 2032, unless redeemed earlier. The Notes initially bear interest, payable semi-annually in arrears, at a fixed rate of 5.00% per annum until June 30, 2027. Beginning June 30, 2027 and until maturity or redemption, the interest rate applicable to the outstanding principal amount of the Notes due will reset quarterly to an interest rate per annum equal to the then current three-month Secured Overnight Financing Rate plus 200 basis points, payable quarterly in arrears. The Company has the option to redeem the Notes, at par and in whole or in part, beginning on June 30, 2027 and to redeem the Notes at any time in whole upon certain other events. Any redemption of the Notes will be subject to prior regulatory approval to the extent required. Debt issuance costs totaled $1.1 million and are being amortized to maturity. At December 31, 2023 and December 31, 2022, subordinated debt totaled $61.2 million and $61.0 million, respectively, which included $781,000 and $1.0 million, respectively, of unamortized debt issuance costs. The Company recognized amortization expense of $223,000 and $112,000 for the years ended December 31, 2023 and 2022, respectively. The Company intends to use the net proceeds from the issuance of the Notes for general corporate purposes, including to fund potential repurchases of shares of the Company’s outstanding common stock.

On August 17, 2022, the SEC declared effective a Registration Statement on Form S-4 with respect to the exchange of the Notes for publicly registered subordinated notes with the same terms as the Notes. On September 16, 2022, the Company completed the exchange of the Notes for the publicly registered subordinated notes. All of the Notes were exchanged by the holders thereof.

(11)    Income Taxes

Income tax expense (benefit) consists of the following (in thousands):

	December 31,
	2023	2022	2021
Federal tax expense (benefit):
Current	$7,438	$15,784	$15,313
Deferred	1,880	(233)	3,107
	9,318	15,551	18,420
State and local tax expense (benefit):
Current	3,734	8,581	8,001
Deferred	1,039	(392)	52
	4,773	8,189	8,053
Total income tax expense	$14,091	$23,740	$26,473

Reconciliation between the amount of reported total income tax expense and the amount computed by multiplying the applicable statutory income tax rate for the years ended December 31, 2023, 2022, and 2021, is as follows (dollars in thousands):

	December 31,
	2023	2022	2021
Tax expense at statutory rate	$10,869	$17,820	$20,397
Applicable statutory federal income tax rate	21%	21%	21%
Increase (decrease) in taxes resulting from:
State tax, net of federal income tax	3,770	6,469	6,362
Bank owned life insurance	(762)	(717)	(862)
ESOP fair market value adjustment	(6)	69	102
Incentive stock options	—	—	6
Other, net	220	99	468
Income tax expense	$14,091	$23,740	$26,473

NORTHFIELD BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2023 and 2022, are as follows (in thousands):

	December 31,
	2023	2022
Deferred tax assets:
Allowance for credit losses	$10,703	$12,202
Deferred compensation	2,814	2,958
Accrued salaries	463	1,610
Postretirement benefits	283	313
Equity awards	2,113	2,091
Unrealized actuarial losses on post-retirement benefits	9	—
Straight-line leases adjustment	1,461	1,608
Asset retirement obligation	48	47
Reserve for accrued interest receivable	694	681
Reserve for loan commitments	69	231
Employee Stock Ownership Plan	631	633
Other	381	323
Depreciation	3,791	3,552
Fair value adjustments of acquired loans	755	1,057
Fair value adjustments of pension benefit obligations	140	130
Unrealized losses on securities	12,601	18,875
Total gross deferred tax assets	36,956	46,311
Deferred tax liabilities:
Unrealized actuarial gains on post-retirement benefits	—	65
Fair value adjustments of acquired securities	151	280
Fair value adjustments of deposit liabilities	31	32
Deferred loan fees	2,481	2,553
Other	51	20
Total gross deferred tax liabilities	2,714	2,950
Net deferred tax asset	$34,242	$43,361

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

As a savings institution, the Bank is subject to a special federal tax provision regarding its frozen tax bad debt reserve. At December 31, 2023 and December 31, 2022, the Bank’s federal tax bad debt base-year reserve was $5.9 million, with a related net deferred tax liability of $1.7 million, which has not been recognized since the Bank does not expect that this reserve will become taxable in the foreseeable future. Events that would result in taxation of this reserve include redemptions of the Bank’s stock or certain excess distributions by the Bank to the Company.

NORTHFIELD BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
A reconciliation of the Company’s uncertain tax positions are as follows (in thousands):

	December 31,
	2023	2022	2021
Beginning balance	$87	$141	$157
Settlements based on tax positions related to prior years	(135)	(31)	(125)
Additions (reductions) based on tax positions related to prior years	347	(23)	109
Ending balance	$299	$87	$141

The Company recognizes interest and penalties on income taxes in income tax expense.

The following years are open for examination or under examination:

•Federal tax filings for 2020 through present.
•New York State tax filings 2018 through present. The 2018 through 2020 filings are currently under examination.
•New York City tax filings 2020 through present. The 2020 and 2021 filings are currently under examination.
•State of New Jersey 2019 through present.

(12)    Retirement Benefits

The Company has a 401(k) plan for its employees, which grants eligible employees (those salaried employees with at least 30 days of service) the opportunity to invest from 2% to 100% (subject to certain IRS limitations) of their base compensation in certain investment alternatives. The Company contributes an amount equal to 25% of employee contributions on the first 6% of base compensation contributed by eligible employees for the first three years of participation. Subsequent years of participation in excess of three years will increase the Company matching contribution from 25% to 50% of an employee’s contributions, on the first 6% of base compensation contributed by eligible employees. A member becomes fully vested in the Company’s contributions upon (a) completion of five years of service, or (b) normal retirement, early retirement, permanent disability, or death. The Company’s contribution to this plan amounted to approximately $629,000, $553,000, and $515,000 for the years ended December 31, 2023, 2022, and 2021, respectively.

The Company maintains the Northfield Bank ESOP. The ESOP is a tax-qualified plan designed to invest primarily in the Company’s common stock. The ESOP provides employees with the opportunity to receive a funded retirement benefit from the Bank, based primarily on the value of the Company’s common stock. The ESOP purchased 2,463,884 shares of the Company’s common stock in the Company’s initial public offering at a price of $7.13 per share, as adjusted. This purchase was funded with a loan from Northfield Bancorp, Inc. to the ESOP. The outstanding balance at December 31, 2023 and 2022 was $6.7 million and $7.6 million, respectively. The shares of the Company’s common stock purchased in the initial public offering are pledged as collateral for the loan. Shares are released for allocation to participants as loan payments are made. A total of 105,463 and 117,998 shares were released and allocated to participants of the ESOP for the years ended December 31, 2023 and 2022, respectively. Cash dividends on unallocated shares are utilized to satisfy required debt payments. Dividends on allocated shares are utilized to prepay debt which releases additional shares to participants.

Upon completion of the Company’s second-step conversion, a second ESOP was established for employees in 2013, which purchased 1,422,357 shares of the Company’s common stock at a price of $10.00 per share. The purchase was funded with a loan from Northfield Bancorp, Inc. to the second ESOP. The outstanding balance at December 31, 2023 and 2022 was $9.8 million and $10.2 million, respectively. The shares of the Company’s common stock purchased in the second-step conversion are pledged as collateral for the loan. Shares are released for allocation to participants as loan payments are made. A total of 54,581 and 56,700 shares were released and allocated to participants of the second ESOP for the years ended December 31, 2023 and 2022, respectively. Cash dividends on unallocated shares are utilized to satisfy required debt payments. Dividends on allocated shares are utilized to prepay debt which releases additional shares to participants.

ESOP compensation expense for both plans for the years ended December 31, 2023, 2022, and 2021 was $1.3 million, $1.7 million, and $1.9 million, respectively.

NORTHFIELD BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
The Company maintains a Supplemental Employee Stock Ownership Plan (the “SESOP”), a non-qualified plan, that provides supplemental benefits to certain executives who are prevented from receiving the full benefits contemplated by the ESOP’s benefit formula due to tax law limits for tax-qualified plans. The supplemental payments for the SESOP consist of cash payments representing the value of Company shares that cannot be allocated to participants under the ESOP due to legal limitations imposed on tax-qualified plans. The Company's required contributions to the SESOP plan were $53,000, $54,000, and $41,000 for the years ended December 31, 2023, 2022, and 2021, respectively.

The Company provides post-retirement medical and life insurance to a limited number of retired individuals. The Company also provides retiree life insurance benefits to all qualified employees, up to certain limits. The following tables set forth the funded status and components of postretirement benefit costs at December 31 measurement dates (in thousands):

	2023	2022	2021
Accumulated postretirement benefit obligation beginning of year	$815	$979	$1,133
Interest cost	53	26	22
Actuarial loss (gain)	289	(109)	(77)
Benefits paid	(106)	(81)	(99)
Accumulated postretirement benefit obligation end of year	1,051	815	979
Accrued liability (included in accrued expenses and other liabilities)	$1,051	$815	$979

The following table sets forth the amounts recognized in accumulated other comprehensive income (loss) (in thousands):

	December 31,
	2023	2022
Net loss (gain)	$185	$(98)
Prior service credit	(113)	(133)
Loss (gain) recognized in accumulated other comprehensive income (loss)	$72	$(231)

The estimated net loss and prior service credit that will be amortized from accumulated other comprehensive income (loss) into net periodic cost in 2024, are $9,000 and $19,000, respectively.

The following table sets forth the components of net periodic postretirement benefit costs for the years ended December 31, 2023, 2022, and 2021 (in thousands):

	December 31,
	2023	2022	2021
Interest cost	$53	$26	$22
Amortization of prior service credits	(19)	(19)	(20)
Amortization of unrecognized loss	4	—	—
Net postretirement benefit cost included in compensation and employee benefits	$38	$7	$2

The assumed discount rate related to plan obligations reflects the weighted average of published market rates for high-quality corporate bonds with terms similar to those of the plans expected benefit payments, rounded to the nearest quarter percentage point.

NORTHFIELD BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

The Company’s discount rate and rate of compensation increase used in accounting for the plan are as follows:

	2023	2022	2021
Assumptions used to determine benefit obligation at period end:
Discount rate	4.83%	5.02%	2.50%
Rate of increase in compensation(1)	N/A	N/A	N/A
Assumptions used to determine net periodic benefit cost for the year:
Discount rate	5.02%	2.50%	2.00%
Rate of increase in compensation(1)	N/A	N/A	N/A

 (1) Since the covered population is only retirees, a compensation rate increase assumption was not used.

At December 31, 2023, a medical cost trend rate of 8.25% decreasing 0.50% per year thereafter until an ultimate rate of 4.75% is reached, was used in the plan’s valuation. The Company’s healthcare cost trend rates are based, among other things, on the Company’s own experience and third-party analysis of recent and projected healthcare cost trends.

A one percentage-point change in assumed healthcare cost trends would have the following effects (in thousands):

	One Percentage Point Increase		One Percentage Point Decrease
	2023	2022	2023	2022
Aggregate of service and interest components of net periodic cost (benefit)	$5	$3	$(4)	$(2)
Effect on accumulated postretirement benefit obligation	99	80	(87)	(70)

Benefit payments of approximately $106,000, $81,000, and $99,000 were made in 2023, 2022, and 2021, respectively. The benefits expected to be paid under the postretirement health benefits plan for the next five years are as follows: $105,000 in 2024; $102,000 in 2025; $100,000 in 2026; $96,000 in 2027; and $92,000 in 2028. The benefit payments expected to be paid in the aggregate for the years 2029 through 2033 are $395,000. The expected benefits are based on the same assumptions used to measure the Company’s benefit obligation at December 31, 2023, and include estimated future employee service.

The Company maintains a nonqualified plan to provide for the elective deferral of all or a portion of director fees by members of the Board of Directors, deferral of all or a portion of the compensation and/or annual incentive compensation payable to eligible employees of the Company, and to provide to certain officers of the Company benefits in excess of those permitted to be paid by the Company’s savings plan, ESOP, and profit-sharing plan under the applicable Internal Revenue Code. The plan obligation was approximately $14.7 million and $13.5 million at December 31, 2023 and 2022, respectively, and is included in accrued expenses and other liabilities on the consolidated balance sheets. Income (loss) under this plan was $1.7 million for the year ended December 31, 2023, $(2.2) million for the year ended December 31, 2022, and $1.7 million for the year ended December 31, 2021. The Company invests to fund this future obligation, in various mutual funds designated as trading securities. The securities are marked-to-market through current period earnings as a component of non-interest income. Accrued obligations under this plan are credited or charged with the return on the trading securities portfolio as a component of compensation and benefits expense.

NORTHFIELD BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(13)    Equity Incentive Plans

On May 22, 2019, the Northfield Bancorp, Inc. 2019 Equity Incentive Plan (the “2019 EIP”) was approved by stockholders of the Company. Under the 2019 EIP, the maximum number of shares of stock that may be delivered to participants in the form of stock options and stock appreciation rights (“SARs”) is 6,000,000. To the extent an equity award is issued in the form of a restricted stock grant, or restricted stock unit, the number of stock options/SARs that can be granted is reduced by 4.5. The maximum number of shares of stock that may be delivered to participants in the form of restricted stock awards and restricted stock units is 1,333,333 shares. As of December 31, 2023, a total of 3,355,755 stock options, SARs and restricted stock awards or restricted stock units remained available for issuance under the 2019 EIP, of which the maximum number of restricted stock awards and restricted stock units available for issuance was 745,723.

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

There were no stock options granted in 2023, 2022 or 2021.

During the years ended December 31, 2023, 2022, and 2021, the Company recorded, $2.4 million, $1.8 million, and $994,000 of stock-based compensation, respectively.

The following table is a summary of the Company’s stock options as of December 31, 2023, and changes therein during the year then ended:

	Number of Stock Options	Weighted Average Grant Date Fair Value	Weighted Average Exercise Price	Weighted Average Contractual Life (years)
Outstanding- December 31, 2021	1,769,979	$4.02	$13.95	2.95
Exercised	(187,153)	3.92	13.23	—
Outstanding- December 31, 2022	1,582,826	4.03	14.04	2.01
Forfeited or cancelled	(30,920)	3.97	13.79	—
Exercised	(7,600)	3.91	13.13	—
Outstanding- December 31, 2023	1,544,306	4.03	14.05	1.01
Exercisable- December 31, 2023	1,544,306	$4.03	$14.05	1.01
    There was no remaining future stock option expense related to the options outstanding as of December 31, 2023, as all are vested.
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
On February 17, 2020, the Company granted to directors and employees, under the 2019 EIP, 83,744 restricted stock units with a total grant-date fair value of $1.3 million. Of these grants, 28,460 vest one year from the date of grant and 55,284 vest in equal installments over a five-year period beginning one year from the date of grant. The Company also issued 19,837 performance-based restricted stock units to its executive officers with a total grant date fair value of $313,623. Vesting of the performance-based restricted stock units was based on achievement of certain levels of Core Return on Average Assets and cliff-vested after a three-year measurement period ending February 17, 2023 based on the Company's performance relative to a peer group as determined by the Compensation Committee of the Board. At the end of the performance period, the number of actual performance-based shares awarded was 27,842.
The following is a summary of the status of the Company’s restricted shares as of December 31, 2023, and changes therein during the year then ended:

	Number of Shares Awarded	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2021	222,844	$13.21
Granted	181,908	15.78
Vested	(62,836)	12.87
Forfeited	(20,415)	14.34
Non-vested at December 31, 2022	321,501	14.66
Granted	192,249	14.37
Incremental performance-based restricted stock units earned	10,353	—
Vested	(124,586)	13.96
Forfeited	(37,791)	14.36
Non-vested at December 31, 2023	361,726	$14.36

Expected future stock award expense related to the non-vested restricted awards as of December 31, 2023, is $2.9 million over an average period of 1.78 years.

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

At December 31, 2023 and 2022, the following commitment and contingent liabilities existed that are not reflected in the accompanying consolidated financial statements (in thousands):

	December 31,
	2023	2022
Commitments to extend credit	$6,972	$37,473
Unused lines of credit	292,721	288,380
Standby letters of credit	6,391	4,432

NORTHFIELD BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
The Company’s maximum exposure to credit losses in the event of nonperformance by the other party to these commitments is represented by the contractual amount. The Company uses the same credit policies in granting commitments and conditional obligations as it does for amounts recorded in the consolidated balance sheets. These commitments and obligations do not necessarily represent future cash flow requirements.  The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary, is based on management’s assessment of risk. Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third-party. The guarantees generally extend for a term of up to one year and are fully collateralized. For each guarantee issued, if the customer defaults on a payment to the third-party, the Company would have to perform under the guarantee. The unamortized fee on standby letters of credit approximates their fair value; such fees were insignificant at both December 31, 2023 and 2022. The Company maintains an allowance for credit losses on commitments to extend credit in other liabilities. The reserve for off-balance sheet exposures is determined using the CECL reserve factor in the related funded loan segment, adjusted for an average historical funding rate. At December 31, 2023 and 2022, the allowance was $236,000 and $791,000, respectively, and is recorded in other liabilities on the consolidated balance sheets. The corresponding provision is included in other non-interest expense. For further details on the allowance for credit losses on off-balance sheet exposures refer to Note 6 - “Allowance for Credit Losses (“ACL”) on Loans.”

At December 31, 2023, the Company was obligated under non-cancelable operating leases on property used for banking purposes. Most leases contain escalation clauses and renewal options which provide for increased rentals as well as for increases in certain property costs including real estate taxes, common area maintenance, and insurance. For further details on leases see Note 20 - “Leases.”

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

NORTHFIELD BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
The federal banking agencies have developed a “Community Bank Leverage Ratio” (“CBLR”) (the ratio of a bank’s tangible equity capital to average total consolidated assets) for financial institutions with assets of less than $10 billion. A qualifying community bank that exceeds this ratio will be deemed to be in compliance with all other capital and leverage requirements, including the capital requirements to be considered “well capitalized” under Prompt Corrective Action statutes. The federal banking agencies have approved 9% as the minimum capital for the CBLR. Effective March 31, 2020, a financial institution could elect to be subject to this new definition. Northfield Bank and Northfield Bancorp elected to opt into the CBLR framework.

At December 31, 2023, and 2022, as set forth in the following tables, both Northfield Bank and the Company exceeded all of the regulatory capital requirements to which they were subject at such dates.

The following is a summary of Northfield Bank’s regulatory capital amounts and ratios compared to the regulatory requirements as of December 31, 2023 and 2022, for classification as a well-capitalized institution and minimum capital (dollars in thousands):

					For Well
			For Capital		Capitalized
			Adequacy		Under Prompt Corrective
	Actual		Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2023:
CBLR	$702,486	12.80%	$493,966	9.00%	$493,966	9.00%
As of December 31, 2022:
CBLR	$710,719	12.68%	$504,284	9.00%	$504,284	9.00%

The following is a summary of the Company's regulatory capital amounts and ratios compared to the regulatory requirements as of December 31, 2023 and 2022, for classification as well-capitalized and minimum capital (dollars in thousands).

					For Well
			For Capital		Capitalized
			Adequacy		Under Prompt Corrective
	Actual		Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2023:
CBLR	$690,721	12.58%	$494,043	9.00%	$494,043	9.00%
As of December 31, 2022:
CBLR	$708,430	12.65%	$503,977	9.00%	$503,977	9.00%
(16)    Fair Value Measurements

The following tables present the assets reported on the consolidated balance sheets at their estimated fair value as of December 31, 2023 and 2022, by level within the fair value hierarchy as required by the Fair Value Measurements and Disclosures Topic of the FASB Accounting Standards Codification. Financial assets and liabilities are classified in their entirety based on the level of input that is significant to the fair value measurement.  The fair value hierarchy is as follows:
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

	Fair Value Measurements at December 31, 2023 Using:
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Measured on a recurring basis:
Assets:
Investment securities:
Debt securities available-for-sale:
U.S. Treasuries	$44,379	$44,379	$—	$—
U.S. Government agency securities	73,908	—	73,908	—
Mortgage-backed securities:
Pass-through certificates:
GSE	337,540	—	337,540	—
REMICs:
GSE	213,100	—	213,100	—
Total mortgage-backed securities	550,640	—	550,640	—
Other debt securities:
Municipal bonds	763	—	763	—
Corporate bonds	125,774	—	125,774	—
Total other debt securities	126,537	—	126,537	—
Total debt securities available-for-sale	795,464	44,379	751,085	—
Trading securities	12,549	12,549	—	—
Equity securities (1)	330	330	—	—
Total	$808,343	$57,258	$751,085	$—

Measured on a non-recurring basis:
Assets:
Loans individually evaluated for impairment:
Real estate loans:
Commercial real estate	$2,291	$—	$—	$2,291
Multifamily	1,906	—	—	1,906
Home equity and lines of credit	21	—	—	21
Total individually evaluated real estate loans	4,218	—	—	4,218
Commercial and industrial loans	59	—	—	59
Total	$4,277	$—	$—	$4,277

(1) Excludes investment measured at net asset value of $10.3 million at December 31, 2023, which has not been classified in the fair value hierarchy.

NORTHFIELD BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

	Fair Value Measurements at December 31, 2022 Using:
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Measured on a recurring basis:
Assets:
Investment securities:
Debt securities available-for-sale:
U.S Government agency securities	$72,076	$—	$72,076	$—
Mortgage-backed securities
Pass-through certificate
GSE	432,618	—	432,618	—
REMICs:
GSE	264,724	$—	264,724	—
Total mortgage-backed securities	697,342	—	697,342	—
Other debt securities:
Municipal bonds	21	—	21	—
Corporate bonds	182,734	—	182,734	—
Total other debt securities	182,755	—	182,755	—
Total debt securities available-for sale	952,173	—	952,173	—
Trading securities	10,751	10,751	—	—
Equity securities (1)	361	361	—	—
Total	$963,285	$11,112	$952,173	$—

Measured on a non-recurring basis:
Assets:
Loans individually evaluated for impairment:
Real estate loans:
Commercial real estate	$2,631	$—	$—	$2,631
One-to-four family residential mortgage	1,923	—	—	1,923
Home equity and lines of credit	24	—	—	24
Total impaired real estate loans	4,578	—	—	4,578
Commercial and industrial loans	62	—	—	62
Total	$4,640	$—	$—	$4,640

(1) Excludes investment measured at net asset value of $10.1 million at December 31, 2022, which has not been classified in the fair value hierarchy.

    The following table presents qualitative information for Level 3 assets measured at fair value on a non-recurring basis at December 31, 2023 (dollars in thousands):

	Fair Value	Valuation Methodology	Unobservable Inputs	Range of Inputs
	(in thousands)
Individually evaluated loans	$4,277	Appraisals	Discount for costs to sell	7.0%
			Discount for quick sale	10.0%
		Discounted cash flows	Interest rates	4.88% - 7.50%

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

The valuation techniques described below were used to measure fair value of financial instruments in the tables below on a recurring basis and a non-recurring basis as of December 31, 2023 and 2022.

Debt Securities Available-for-Sale: The estimated fair values for mortgage-backed securities, corporate, and other debt securities are obtained from an independent nationally recognized third-party pricing service. The estimated fair values are derived primarily from cash flow models, which include assumptions for interest rates, credit losses, and prepayment speeds. Broker/dealer quotes are utilized as well, when such quotes are available and deemed representative of the market. The significant inputs utilized in the cash flow models are based on market data obtained from sources independent of the Company (Observable Inputs), and are therefore classified as Level 2 within the fair value hierarchy. There were no transfers of securities between Level 1 and Level 2 during the years ended December 31, 2023 and 2022.

Trading Securities: Fair values are derived from quoted market prices in active markets.  The assets consist of publicly traded mutual funds.

Equity Securities: Fair values of equity securities consisting of publicly traded mutual funds are derived from quoted market prices in active markets.

Loans Individually Evaluated for Impairment: At December 31, 2023, and December 31, 2022, the Company had loans individually evaluated for impairment (excluding PCD loans) with outstanding principal balances of $6.0 million and $6.7 million, respectively, which were recorded at their estimated fair value of $4.3 million and $4.6 million, respectively. The Company recorded a net increase in the specific reserve for impaired loans of $7,000 and $8,000 for the years ended December 31, 2023 and 2022, respectively. Net charge-offs of $6.4 million and $838,000 were recorded for the years ended December 31, 2023 and 2022, respectively, utilizing Level 3 inputs. For purposes of estimating the fair value of impaired loans, management utilizes independent appraisals, if the loan is collateral-dependent, adjusted downward by management, as necessary, for changes in relevant valuation factors subsequent to the appraisal date, or the present value of expected future cash flows for non-collateral-dependent loans.

Other Real Estate Owned: At December 31, 2023 and December 31, 2022 the Company had no assets acquired through foreclosure.

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

(d)    FHLBNY Stock

FHLBNY stock is carried at cost, which approximates fair value, since this is the amount for which it could be redeemed and there is no active market for this stock.

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

The estimated fair values of the Company’s significant financial instruments at December 31, 2023 and 2022, are presented in the following tables (in thousands):

	December 31, 2023
		Estimated Fair Value
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$229,506	$229,506	$—	$—	$229,506
Trading securities	12,549	12,549	—	—	12,549
Debt securities available-for-sale	795,464	44,379	751,085	—	795,464
Debt securities held-to-maturity	9,866	—	9,586	—	9,586
Equity securities (1)	330	330	—	—	330
FHLBNY stock, at cost	39,667	—	39,667	—	39,667
Net loans held-for-investment	4,166,119	—	—	3,887,033	3,887,033
Derivative assets	4,903	—	4,903	—	4,903
Financial liabilities:
Deposits	$3,878,435	$—	$3,879,286	$—	$3,879,286
FHLB advances and other borrowings (including securities sold under agreements to repurchase)	859,272	—	844,766	—	844,766
Subordinated debentures, net of issuance costs	61,219	—	45,531	—	45,531
Advance payments by borrowers for taxes and insurance	25,102	—	25,102	—	25,102
Derivative liabilities	4,905	—	4,905	—	4,905

(1) Excludes investment measured at net asset value of $10.3 million at December 31, 2023, which has not been classified in the fair value hierarchy.

NORTHFIELD BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

	December 31, 2022
		Estimated Fair Value
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$45,799	$45,799	$—	$—	$45,799
Trading securities	10,751	10,751	—	—	10,751
Debt securities available-for-sale	952,173	—	952,173	—	952,173
Debt securities held-to-maturity	10,760	—	10,389	—	10,389
Equity securities (1)	361	361	—	—	361
FHLBNY stock, at cost	30,382	—	30,382	—	30,382
Net loans held-for-investment	4,201,076	—	—	4,016,849	4,016,849
Derivative assets	5,321	—	5,321	—	5,321
Financial liabilities:
Deposits	$4,150,219	$—	$4,148,938	$—	$4,148,938
FHLB advances and other borrowings (including securities sold under agreements to repurchase)	583,859	—	564,588	—	564,588
Subordinated debentures, net of issuance costs	60,996	—	54,393		54,393
Advance payments by borrowers for taxes and insurance	25,995	—	25,995	—	25,995
Derivative liabilities	5,321	—	5,321	—	5,321

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
Notes to Consolidated Financial Statements (Continued)
(17)        Earnings Per Share

The following is a summary of the Company’s earnings per share calculations and reconciliation of basic to diluted earnings per share for the periods indicated (in thousands, except share and per share data):

	December 31,
	2023	2022	2021
Net income available to common stockholders	$37,669	$61,119	$70,654

Weighted average shares outstanding-basic	43,560,844	46,234,122	48,416,495
Effect of non-vested restricted stock and stock options outstanding	77,772	203,997	337,768
Weighted average shares outstanding-diluted	43,638,616	46,438,119	48,754,263
Earnings per share-basic	$0.86	$1.32	$1.46
Earnings per share-diluted	$0.86	$1.32	$1.45
Anti-dilutive shares	1,542,194	756,765	323,466
(18)        Stock Repurchase Program
On March 18, 2021, the Board of Directors of the Company approved a stock repurchase program of $54.2 million which was completed in March 2022 upon reaching the purchase limit. On June 16, 2022, the Board of Directors of the Company approved a $45.0 million stock repurchase program. The Company suspended repurchases on March 16, 2023, and reinstated them on May 1, 2023 and the program was completed in May 2023, upon reaching the purchase limit. On June 1, 2023, the Board of Directors of the Company approved a $10.0 million stock repurchase program which was completed in August 2023 upon reaching the purchase limit. On November 7, 2023, the Board of Directors of the Company approved a $7.5 million stock repurchase program. Under the stock repurchase programs, the Company is authorized to repurchase shares and anticipates conducting such repurchases in accordance with Rule 10b5-1 of the Securities and Exchange Commission. The timing of the repurchases will depend on certain factors, including but not limited to, market conditions and prices, the Company’s liquidity and capital requirements, and alternative uses of capital. Any repurchased shares will be held as treasury stock and will be available for general corporate purposes. The repurchases may be suspended, terminated or modified at any time for any reason, including market conditions, the cost of repurchasing shares, the availability of alternative investment opportunities, liquidity, and other factors deemed appropriate. These factors may also affect the timing and amount of share repurchases. The Company is not obligated to purchase any particular number of shares.

During the year ended December 31, 2023, the Company repurchased 3,074,332 shares of its common stock outstanding at an average price of $11.99 for a total of $36.9 million pursuant to the stock repurchase plans. During the year ended December 31, 2022, the Company repurchased 2,092,157 shares of its common stock outstanding at an average price of $14.72 for a total of $30.8 million pursuant to the stock repurchase plan. During the year ended December 31, 2021, the Company repurchased 3,342,700 shares of its common stock outstanding at an average price of $15.91 for a total of $53.2 million, pursuant to the stock repurchase plan. At December 31, 2023, the maximum dollar value of shares remaining for repurchase under the plan was $3.1 million.

The Company also purchases shares directly from its employees in connection with employee elections to withhold taxes related to the vesting of stock awards. During the year ended December 31, 2023, the Company purchased 12,307 shares of its common stock outstanding at an average price of $14.60 per share for such purpose. No shares were purchased from employees in 2022 or 2021.
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

NORTHFIELD BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
The Company’s revenue streams that are within the scope of Topic 606 include service charges on deposit accounts, ATM and card interchange fees, investment services fees, and other miscellaneous income. Fees and service charges for customer services include: (i) service charges on deposit accounts, including account maintenance fees, overdraft fees, insufficient funds fees, wire fees, and other deposit related fees; (ii) ATM and card interchange fees, which include fees generated when a Bank cardholder uses a non-Bank ATM or a non-Bank cardholder uses a Bank ATM, and fees earned whenever the Bank's debit cards are processed through card payment networks such as Visa; and (iii) investment services fees earned through partnering with a third-party investment and brokerage service firm to provide insurance and investment products to customers. The Company's performance obligation for fees and service charges is satisfied and related revenue recognized immediately or in the month of performance of services. For the year ended December 31, 2023, other income primarily included fee income on interest rate swaps and rental income from subleasing one of the Company's branches to a third party. In prior years, other income primarily included rental income from subleasing one of the Company's branches to a third party, loan servicing fees, and fee income on interest rate swaps.
The following table summarizes non-interest income for the periods indicated (in thousands):

	December 31,
	2023	2022	2021
Fees and service charges for customer services:
Service charges	$3,085	$3,380	$3,075
ATM and card interchange fees	1,932	1,920	1,893
Investment fees	462	405	426
Total fees and service charges for customer services	5,479	5,705	5,394
Income on bank-owned life insurance (1)	3,631	3,414	4,103
(Losses)/gains on available-for-sale debt securities, net (1)	(17)	279	1,495
Gains/(losses) on trading securities, net (1)	1,721	(2,206)	1,703
Gains on sale of loans (1)	134	453	1,401
Other (1)	948	338	357
Total non-interest income	$11,896	$7,983	$14,453

(1) Not within the scope of Topic 606
(20)        Leases

The Company’s leases primarily relate to real estate property for branches and office space with terms extending from two months up to 31.5 years. At December 31, 2023, all of the Company's leases are classified as operating leases, which are required to be recognized on the consolidated balance sheets as a right-of-use asset and a corresponding lease liability.

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

At December 31, 2023, the Company’s operating lease right-of-use assets and operating lease liabilities included on the consolidated balance sheet were $30.2 million and $35.2 million, respectively. At December 31, 2022, the Company’s operating lease right-of-use assets and operating lease liabilities included on the consolidated balance sheet were $34.3 million and $39.8 million, respectively. Operating lease expense is recognized on a straight-line basis over the lease term, while variable lease payments are recognized as incurred. Variable lease payments include common area maintenance charges, real estate taxes, repairs and maintenance costs and utilities. Operating and variable lease expenses are recorded in occupancy expense on the consolidated statements of comprehensive income.

NORTHFIELD BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Supplemental lease information at or for the years ended December 31, 2023 and 2022 is as follows (dollars in thousands):

	At or for the Year Ended
	December 31, 2023	December 31, 2022	December 31, 2021
Operating lease cost	$6,037	$6,006	$5,797
Variable lease cost	3,844	3,621	4,092
Net lease cost	$9,881	$9,627	$9,889
Cash paid for amounts included in measurement of operating lease liabilities	$6,487	$6,350	$6,538
Right-of-use assets obtained in exchange for new operating lease liabilities	$645	$4,983	$1,596
Weighted average remaining lease term (in years)	11.09 years	11.22 years	11.84 years
Weighted average discount rate	3.60%	3.54%	3.55%
The following table summarizes lease payment obligations for each of the next five years and thereafter in addition to a reconcilement to the Company's current lease liability (dollars in thousands):

Year	Amount
2024	$6,133
2025	5,792
2026	5,029
2027	4,068
2028	3,803
Thereafter	19,343
Total lease payments	44,168
Less: imputed interest	(8,963)
Present value of lease liabilities	$35,205
Net rental expense included in occupancy expense was approximately $6.0 million, $6.1 million, and $5.9 million for the years ended December 31, 2023, 2022, and 2021, respectively.

During the year ended December 31, 2023, the Company entered into a new lease for commercial banking space in Elizabeth, New Jersey. The lease has an initial term of 10 years ending December 15, 2033 and undiscounted cash payments of approximately $850,000 in total.

The Company has given notice of its intent to exercise a five-year option on its Linden branch lease commencing March 1, 2024 through February 28, 2029. During the five-year renewal term, the rent will be fixed at $19,657 per month for the entire five years totaling approximately $1.2 million.

As of December 31, 2023, the Company had not entered into any leases that have not yet commenced.

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

At December 31, 2023, the Company had ten interest rate swaps with a notional amount of $72.7 million. At December 31, 2022, the Company had seven interest rate swaps with a notional amount of $37.0 million. The Company recorded fee income related to these swaps of $383,000 for the year ended December 31, 2023. There was no fee income related to these swaps for the year ended December 31, 2022.

NORTHFIELD BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
The table below presents the fair value of derivatives as well as their location on the consolidated balance sheets (in thousands):

	Fair Value
	December 31,
Balance Sheet Location	2023	2022
Other assets	$4,903	$5,321
Other liabilities	4,905	5,321
(22)    Parent-only Financial Information

The following condensed parent company-only financial information reflects Northfield Bancorp, Inc.’s investment in its wholly-owned consolidated subsidiary, Northfield Bank, using the equity method of accounting.

Northfield Bancorp, Inc.
Condensed Balance Sheets

	December 31,
	2023	2022
	(in thousands)
Assets
Cash in Northfield Bank	$29,188	$39,950
Investment in Northfield Bank	711,211	703,666
ESOP loan receivable	16,501	17,814
Other assets	3,764	1,635
Total assets	$760,664	$763,065
Liabilities and Stockholders' Equity
Subordinated debentures, net of issuance costs	$61,219	$60,996
Total liabilities	—	679
Total stockholders' equity	699,445	701,390
Total liabilities and stockholders' equity	$760,664	$763,065

Northfield Bancorp, Inc.
 Condensed Statements of Comprehensive Income

	Years Ended
	December 31,
	2023	2022	2021
	(in thousands)
Interest on ESOP loan	$1,336	$627	$677
Interest income on deposits in other financial institutions	489	4	18
Undistributed earnings of Northfield Bank	39,662	62,964	70,956
Total income	41,487	63,595	71,651
Interest expense on subordinated debt	3,320	1,797	—
Other expenses	900	1,020	831
Income tax (benefit) expense	(402)	(341)	166
Total expenses	3,818	2,476	997
Net income	$37,669	$61,119	$70,654
Comprehensive income:
Net income	$37,669	$61,119	$70,654
Other comprehensive income (loss), net of tax	15,889	(50,394)	(11,097)
Comprehensive income	$53,558	$10,725	$59,557

NORTHFIELD BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Northfield Bancorp, Inc.
 Condensed Statements of Cash Flows

	December 31,
	2023	2022	2021
	(in thousands)
Cash flows from operating activities
Net income	$37,669	$61,119	$70,654
Adjustments to reconcile net income to net cash used in operating activities:
(Increase) decrease in other assets	(3,158)	702	(4,034)
Amortization of debt issuance costs	223	112	—
(Decrease) increase in other liabilities	(679)	420	12
Undistributed earnings of Northfield Bank	(39,662)	(62,964)	(70,956)
Net cash used in operating activities	(5,607)	(611)	(4,324)
Cash flows from investing activities
Dividends from Northfield Bank	53,400	17,143	69,916
Net cash provided by investing activities	53,400	17,143	69,916
Cash flows from financing activities
Proceeds from issuance of subordinated debt, net of issuance costs	—	60,884	—
Principal payments on ESOP loan receivable	1,313	1,469	1,553
Purchase of treasury stock	(37,173)	(30,881)	(53,321)
Dividends paid	(22,795)	(24,127)	(24,299)
Exercise of stock options	100	1,662	3,409
Net cash (used in) provided by financing activities	(58,555)	9,007	(72,658)
Net (decrease) increase in cash and cash equivalents	(10,762)	25,539	(7,066)
Cash and cash equivalents at beginning of year	39,950	14,411	21,477
Cash and cash equivalents at end of year	$29,188	$39,950	$14,411

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Steven M. Klein, our Chair, President and Chief Executive Officer, and William R. Jacobs, our Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) or (the Exchange Act) as of December 31, 2023.  Based upon their evaluation, they each found that our disclosure controls and procedures were effective as of that date.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013).  Based on our assessment we conclude that, as of December 31, 2023, the Company’s internal control over financial reporting was effective based on those criteria.

The Company’s independent registered public accounting firm that audited the consolidated financial statements has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023, and it is included in Item 8, under Part II of this Annual Report on Form 10-K.  This report appears on page 69 of this document.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fourth quarter of 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

During the three months ended December 31, 2023, no directors or executive officers of the Company adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) and/or any “Rule 10b5-1 trading arrangement.”

ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not Applicable.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The sections of the Company’s definitive proxy statement for the Company’s 2024 Annual Meeting of the Stockholders (the “2024 Proxy Statement”) entitled “Corporate Governance and Board Matters -Board of Directors, Leadership Structure, Role in Risk Oversight, Meetings and Standing Committees,” “-Director Nominees,” “- Directors Continuing in Office,” “- Codes of Conduct and Ethics,” “-Executive Officers who are not Directors” and “Other Information - Delinquent Section 16(a) Reports,” are incorporated herein by reference.

A copy of the Code of Conduct and Ethics for Employees, Officers, and Directors and the Code of Conduct and Ethics for Senior Financial Officers is available to shareholders under the Investor Relations tab on the Company's website at www.eNorthfield.com.

ITEM 11.    EXECUTIVE COMPENSATION

The sections of the Company’s 2024 Proxy Statement entitled “Corporate Governance and Board Matters-Director Compensation” and “Executive Compensation” are incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The section of the Company’s 2024 Proxy Statement entitled “Proposal 1 - Election of Directors” is incorporated herein by reference.

Set forth below is information as of December 31, 2023, with respect to compensation plans (other than our employee stock ownership plan) under which equity securities of the Company are authorized for issuance:

	Equity Compensation Plan Information
	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights(1)	Number of Securities Remaining Available for Future Issuance Under Stock-Based Compensation Plans (Excluding Securities Reflected in First Column)(2)
Equity compensation plans approved by security holders	1,544,306	$14.05	3,355,755
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	1,544,306	$14.05	3,355,755
(1) Represents the weighted average exercise price of outstanding options at December 31, 2023.
(2) To the extent an equity award is issued in the form of a restricted stock grant, or restricted stock unit, the number of stock options/SARs that can be granted is reduced by 4.5.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The sections of the Company’s 2024 Proxy Statement entitled “Corporate Governance and Board Matters-Transactions with Certain Related Persons” and “-Board of Directors, Leadership Structure, Role in Oversight, Meetings and Standing Committees” are incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our independent registered public accounting firm is Crowe, LLP, Livingston, New Jersey, PCAOB Firm ID: 173

The sections of the Company’s 2024 Proxy Statement entitled “Audit-Related Matters-Policy for Approval of Audit and Permitted Non-audit Services” and “-Auditor Fees and Services” are incorporated herein by reference.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)(1)  Financial Statements
    The following documents are filed as part of this Annual Report on Form 10-K.
(A) Reports of Independent Registered Public Accounting Firm
(B) Consolidated Balance Sheets - at December 31, 2023, and 2022
(C) Consolidated Statements of Comprehensive Income - Years ended December 31, 2023, 2022, and 2021
(D) Consolidated Statements of Changes in Stockholders’ Equity - Years ended December 31, 2023, 2022, and 2021
(E) Consolidated Statements of Cash Flows - Years ended December 31, 2023, 2022, and 2021
(F) Notes to Consolidated Financial Statements

(a)(2)  Exhibits

3.1	Certificate of Incorporation of Northfield Bancorp, Inc. (Incorporated by reference to the Registration Statement on Form S-1 of Northfield Bancorp, Inc. (File No. 333-181995), filed with the Securities and Exchange Commission on June 8, 2012.)
3.2	Bylaws of Northfield Bancorp, Inc. (Incorporated by reference to the Registration Statement on Form S-1 of Northfield Bancorp, Inc. (File No. 333-181995), filed with the Securities and Exchange Commission on June 8, 2012.)
3.3	Text of amendment to Bylaws of Northfield Bancorp, Inc. (Incorporated by reference to Northfield Bancorp, Inc.’s Current Report on Form 8-K dated November 16, 2022, (File Number 001-35791), filed with the Securities and Exchange Commission on November 17, 2022.)
4.1	Form of Common Stock Certificate of Northfield Bancorp, Inc. (Incorporated by reference to the Registration Statement on Form S-1 of Northfield Bancorp, Inc. (File No. 333-181995), filed with the Securities and Exchange Commission on June 8, 2012.)
4.2	Description of Registrant's Securities (Incorporated by reference to Northfield Bancorp, Inc.’s Annual Report on Form 10-K dated December 31, 2019, (File Number 001-35791), filed with the Securities and Exchange Commission on March 2, 2020.)
4.3	Indenture, dated as of June 17, 2022, by and between Northfield Bancorp, Inc. and UMB Bank, National Association, as trustee (Incorporated by reference to Northfield Bancorp, Inc.’s Current Report on Form 8-K dated June 17, 2022, (File Number 001-35791), filed with the Securities and Exchange Commission on June 17, 2022.)
4.4	Form of 5.00% Fixed-to-Floating Rate Subordinated Notes due 2032 of Northfield Bancorp, Inc. (Incorporated by reference to Northfield Bancorp, Inc.’s Current Report on Form 8-K dated June 17, 2022, (File Number 001-35791), filed with the Securities and Exchange Commission on June 17, 2022.)
10.1	Short Term Disability and Long Term Disability for Senior Management (Incorporated by reference to the Registration Statement on Form S-1 of Northfield Bancorp, Inc. (File No. 333-143643), filed with the Securities and Exchange Commission on June 11, 2007.) †
10.2	Northfield Bank Non-Qualified Supplemental Employee Stock Ownership Plan (Incorporated by reference to Northfield Bancorp, Inc.’s Annual Report on Form 10-K, dated December 31, 2007, (File Number 001-33732), filed with the Securities and Exchange Commission on March 31, 2008.) †
10.3	Amendment to Northfield Bank Non-Qualified Supplemental Employee Stock Ownership Plan (Incorporated by reference to Northfield Bancorp, Inc.’s Annual Report on Form 10-K, dated December 31, 2008, (File Number 001-33732), filed with the Securities and Exchange Commission on March 16, 2009.) †
10.4	Group Term Replacement Plan (Incorporated by reference to Northfield Bancorp, Inc.’s Current Report on Form 8-K, dated April 28, 2010, (File Number 001-33732), filed with the Securities and Exchange Commission on April 29, 2010.) †
10.5	Northfield Bancorp, Inc. 2014 Equity Incentive Plan (Incorporated by reference to Appendix A of Northfield Bancorp, Inc.’s Definitive Proxy Statement for the 2014 Annual Meeting of Stockholders (File No. 001-35791) filed with the Securities and Exchange Commission on April 25, 2014.) †
10.6	Form of Employee Stock Option Award Agreement under the 2014 Equity Incentive Plan with the Exception of Steven M. Klein (Incorporated by reference to Northfield Bancorp, Inc.’s Quarterly Report on Form 10-Q, dated June 30, 2014, (File Number 001-35791), filed with the Securities and Exchange Commission on August 11, 2014.) †
10.7	Form of Addendum to Restricted Stock Award and Stock Option Agreements to Participants of the 2014 Equity Incentive Plan (Incorporated by reference to Northfield Bancorp, Inc.’s Current Report on Form 8-K, dated December 17, 2014, (File Number 001-35791), filed with the Securities and Exchange Commission on December 23, 2014.) †
10.8	Form of Employee Stock Option Award Agreement under the 2014 Equity Incentive Plan with the Exception of Steven M. Klein (Incorporated by reference to Northfield Bancorp, Inc.’s Quarterly Report on Form 10-Q, dated June 30, 2015, (File Number 001-35791), filed with the Securities and Exchange Commission on August 10, 2015.) †
10.9	Form of Employee Stock Option Award Agreement under the 2014 Equity Incentive Plan with Steven M. Klein (Incorporated by reference to Northfield Bancorp, Inc.’s Quarterly Report on Form 10-Q, dated June 30, 2015, (File Number 001-35791, filed with the Securities and Exchange Commission on August 10, 2015.) †

10.10	Form of Director Non-Statutory Stock Option Award Agreement under the 2014 Equity Incentive Plan (Incorporated by reference to Northfield Bancorp, Inc.’s Quarterly Report on Form 10-Q, dated June 30, 2015, (File Number 001-35791), filed with the Securities and Exchange Commission on August 10, 2015.) †
10.11	Amended and Restated Employment Agreement effective November 1, 2017, with Steven M. Klein (Incorporated by reference to Northfield Bancorp, Inc.’s Current Report on Form 8-K dated October 25, 2017, (File Number 001-35791), filed with the Securities and Exchange Commission on October 30, 2017.) †
10.12	Amended and Restated Employment Agreement effective January 1, 2018, with William R. Jacobs (Incorporated by reference to Northfield Bancorp, Inc.’s Current Report on Form 8-K dated December 13, 2017, (File Number 001-35791), filed with the Securities and Exchange Commission on December 19, 2017.) †
10.13	Northfield Bancorp, Inc. 2019 Equity Incentive Plan (Incorporated by reference to Appendix A of Northfield Bancorp, Inc.’s Definitive Proxy Statement for the 2019 Annual Meeting of Stockholders, (File Number 001-35791), filed with the Securities and Exchange Commission on April 9, 2019.) †
10.14	Form of CEO Time-Based Restricted Stock Award Agreement under the 2019 Equity Incentive Plan (Incorporated by reference to Northfield Bancorp, Inc.’s Current Report on Form 8-K, dated February 17, 2020, (File Number 001-35791), filed with the Securities and Exchange Commission on February 21, 2020.) †
10.15	Form of Executive Vice President Time-Based Restricted Stock Award Agreement under the 2019 Equity Incentive Plan (Incorporated by reference to Northfield Bancorp, Inc.’s Current Report on Form 8-K, dated February 17, 2020, (File Number 001-35791)filed with the Securities and Exchange Commission on February 21, 2020.) †
10.16	Form of Employee (Below Executive Vice President) Time-Based Restricted Stock Award Agreement under the 2019 Equity Incentive Plan (Incorporated by reference to Northfield Bancorp, Inc.’s Current Report on Form 8-K, dated February 17, 2020,(File Number 001-35791), filed with the Securities and Exchange Commission on February 21, 2020.) †
10.17	Form of CEO Restricted Stock Unit Agreement (Performance-Based Vesting) under the 2019 Equity Incentive Plan (Incorporated by reference to Northfield Bancorp, Inc.’s Current Report on Form 8-K, dated February 17, 2020, (File Number 001-35791), filed with the Securities and Exchange Commission on February 21, 2020.) †
10.18	Form of Executive Vice President Restricted Stock Unit Agreement (Performance-Based Vesting) under the 2019 Equity Incentive Plan (Incorporated by reference to Northfield Bancorp, Inc.’s Current Report on Form 8-K, dated February 17, 2020, (File Number 001-35791), filed with the Securities and Exchange Commission on February 21, 2020.) †
10.19	Form of Incentive Employee Stock Option Agreement (Time-Based Vesting) under the 2019 Equity Incentive Plan (Incorporated by reference to Northfield Bancorp, Inc.’s Current Report on Form 8-K, dated February 17, 2020, (File Number 001-35791), filed with the Securities and Exchange Commission on February 21, 2020.) †
10.20	Form of President and Chief Executive Officer Time-Based Restricted Stock Award Agreement under the 2019 Equity Incentive Plan (Incorporated by reference to Northfield Bancorp, Inc.’s Current Report on Form 8-K dated January 29, 2021, (File Number 001-35791), filed with the Securities and Exchange Commission on February 4, 2021.) †
10.21	Form of Executive Vice President Time-Based Restricted Stock Award Agreement under the 2019 Equity Incentive Plan (Incorporated by reference to Northfield Bancorp, Inc.’s Current Report on Form 8-K dated January 29, 2021, (File Number 001-35791), filed with the Securities and Exchange Commission on February 4, 2021.) †
10.22	Form of Employee (Below Executive Vice President) Time-Based Restricted Stock Award Agreement under the 2019 Equity Incentive Plan (Incorporated by reference to Northfield Bancorp, Inc.’s Current Report on Form 8-K dated January 29, 2021, (File Number 001-35791), filed with the Securities and Exchange Commission on February 4, 2021.) †
10.23	Form of President and Chief Executive Officer Restricted Stock Unit Agreement (Performance-Based Vesting) under the 2019 Equity Incentive Plan (Incorporated by reference to Northfield Bancorp, Inc.’s Current Report on Form 8-K dated January 29, 2021, (File Number 001-35791)filed with the Securities and Exchange Commission on February 4, 2021.) †
10.24	Form of Executive Vice President Restricted Stock Unit Agreement (Performance-Based Vesting) under the 2019 Equity Incentive Plan (Incorporated by reference to Northfield Bancorp, Inc.’s Current Report on Form 8-K dated January 29, 2021, (File Number 001-35791)filed with the Securities and Exchange Commission on February 4, 2021.) †
10.25	Form of Amendment to Employment Agreement for Steven M. Klein, William R. Jacobs, David V. Fasanella, and Robin Lefkowitz (Incorporated by reference to Northfield Bancorp, Inc.’s Quarterly Report on Form 10-Q dated September 30, 2021, 2021, (File Number 001-35791), filed with the Securities and Exchange Commission on November 9, 2021.) †
10.26	Form of Director Time-Based Restricted Stock Award Agreement under the 2019 Equity Incentive Plan (Incorporated by reference to Northfield Bancorp, Inc.’s Current Report on Form 8-K dated January 26, 2022, (File Number 001-35791) filed with the Securities and Exchange Commission on February 1, 2022.) †
10.27	Form of President and Chief Executive Officer Time-Based Restricted Stock Award Agreement under the 2019 Equity Incentive Plan (Incorporated by reference to Northfield Bancorp, Inc.’s Current Report on Form 8-K dated January 26, 2022, (File Number 001-35791), filed with the Securities and Exchange Commission on February 1, 2022.) †
10.28	Form of Executive Vice President Time-Based Restricted Stock Award Agreement under the 2019 Equity Incentive Plan (Incorporated by reference to Northfield Bancorp, Inc.’s Current Report on Form 8-K dated January 26, 2022, (File Number 001-35791), filed with the Securities and Exchange Commission on February 1, 2022.) †
10.29	Form of Employee (Below Executive Vice President) Time-Based Restricted Stock Award Agreement under the 2019 Equity Incentive Plan (Incorporated by reference to Northfield Bancorp, Inc.’s Current Report on Form 8-K dated January 26, 2022, (File Number 001-35791), filed with the Securities and Exchange Commission on February 1, 2022.) †
10.30	Form of President and Chief Executive Officer Restricted Stock Unit Agreement (Performance-Based Vesting) under the 2019 Equity Incentive Plan (Incorporated by reference to Northfield Bancorp, Inc.’s Current Report on Form 8-K dated January 26, 2022, (File Number 001-35791), filed with the Securities and Exchange Commission on February 1, 2022.) †

10.31	Form of Executive Vice President Restricted Stock Unit Agreement (Performance-Based Vesting) under the 2019 Equity Incentive Plan (Incorporated by reference to Northfield Bancorp, Inc.’s Current Report on Form 8-K dated January 26, 2022, (File Number 001-35791), filed with the Securities and Exchange Commission on February 1, 2022.) †
10.32	Northfield Bancorp, Inc. Management Cash Incentive Governing Plan, amended January 26, 2022 (Incorporated by reference to Northfield Bancorp, Inc.’s Current Report on Form 8-K dated January 26, 2022, (File Number 001-35791), filed with the Securities and Exchange Commission on February 1, 2022.) †
10.33	Form of Subordinated Note Purchase Agreement, dated as of June 17, 2022, by and between Northfield Bancorp, Inc. and each of the several Purchasers (Incorporated by reference to Northfield Bancorp, Inc.’s Current Report on Form 8-K dated June 17, 2022, (File Number 001-35791), filed with the Securities and Exchange Commission on June 17, 2022.)
10.34	Form of Registration Rights Agreement, dated as of June 17, 2022, by and between Northfield Bancorp, Inc. and each of the several Purchasers (Incorporated by reference to Northfield Bancorp, Inc.’s Current Report on Form 8-K dated June 17, 2022, (File Number 001-35791), filed with the Securities and Exchange Commission on June 17, 2022.)
10.35	Northfield Bancorp, Inc. 2023 Management Cash Incentive Plan (Incorporated by reference to Northfield Bancorp, Inc.’s Current Report on Form 8-K dated January 25, 2023, (File Number 001-35791), filed with the Securities and Exchange Commission on January 31, 2023.) †
10.36	Northfield Bank Non-Qualified Deferred Compensation Plan (Incorporated by reference to Northfield Bancorp, Inc's Annual Report on Form 10-K dated December 31, 2022, (File Number 001-35791), filed with the Securities and Exchange Commission on March 1, 2023.) †
10.37	Northfield Bank Non-Qualified Deferred Compensation Plan Adoption Agreement (Incorporated by reference to Northfield Bancorp, Inc's Annual Report on Form 10-K dated December 31, 2022, (File Number 001-35791), filed with the Securities and Exchange Commission on March 1, 2023.)
10.38	Form of Employment Agreement with David V. Fasanella, Robin Lefkowitz, and Vickie Tomasello (Incorporated by reference to Northfield Bancorp, Inc's Annual Report on Form 10-K dated December 31, 2022, (File Number 001-35791), filed with the Securities and Exchange Commission on March 1, 2023.) †
10.39	Northfield Bancorp, Inc. 2024 Management Cash Incentive Plan (Incorporated by reference to Northfield Bancorp, Inc.’s Current Report on Form 8-K dated January 24, 2024, (File Number 001-35791), filed with the Securities and Exchange Commission on January 29, 2024.) †
97	Policy Relating to Recovery of Erroneously Awarded Compensation.†*
21	Subsidiaries of Registrant (Incorporated by reference to the Registration Statement on Form S-1 of Northfield Bancorp, Inc. (File No. 333-143643), filed with the Securities and Exchange Commission on June 11, 2007.)
23.1	Consent of KPMG LLP *
23.2	Consent of Crowe LLP *
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101
The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Statements of Changes in Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements.

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

NORTHFIELD BANCORP, INC.

Date:	February 29, 2024	By:	/s/ Steven M. Klein
Steven M. Klein
Chairman, President and Chief Executive Officer
(Duly Authorized Representative)

    Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Steven M. Klein	Chairman, President and Chief Executive Officer (Principal Executive Officer)	February 29, 2024
Steven M. Klein

/s/ William R. Jacobs	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 29, 2024
William R. Jacobs

/s/ Annette Catino	Director	February 29, 2024
Annette Catino

/s/ Gil Chapman	Director	February 29, 2024
Gil Chapman

/s/ John P. Connors, Jr	Director	February 29, 2024
John P. Connors, Jr.

/s/ Timothy C. Harrison	Director	February 29, 2024
Timothy C. Harrison

/s/ Karen J. Kessler	Director	February 29, 2024
Karen J. Kessler

/s/ Rachana A. Kulkarni	Director	February 29, 2024
Rachana A. Kulkarni

/s/ Gualberto Medina	Director	February 29, 2024
Gualberto Medina

/s/ Frank P. Patafio	Director	February 29, 2024
Frank P. Patafio

/s/ Patrick L. Ryan	Director	February 29, 2024
Patrick L. Ryan

/s/ Paul V. Stahlin	Director	February 29, 2024
Paul V. Stahlin