Form 10-Q
period 2024-03-31
Northfield Bancorp, Inc.
filed 2024-05-10
CIK 1493225

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024
or
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
As of April 30, 2024, the registrant had 44,344,225 shares of Common Stock, par value $0.01 per share, issued and outstanding.

NORTHFIELD BANCORP, INC.
Form 10-Q Quarterly Report

PART I
ITEM 1.     FINANCIAL STATEMENTS

NORTHFIELD BANCORP, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited) (In thousands, except share amounts)

	March 31, 2024	December 31, 2023
ASSETS:
Cash and due from banks	$13,550	$13,889
Interest-bearing deposits in other financial institutions	225,231	215,617
Total cash and cash equivalents	238,781	229,506
Trading securities	12,726	12,549
Debt securities available-for-sale, at estimated fair value (with no allowance for credit losses at March 31, 2024 and December 31, 2023)	1,075,741	795,464
Debt securities held-to-maturity, at amortized cost	9,810	9,866
(estimated fair value of $9,364 at March 31, 2024, and $9,586 at December 31, 2023, with no allowance for credit losses at March 31, 2024 and December 31, 2023)
Equity securities	11,038	10,629
Loans held-for-investment	4,162,472	4,203,654
Less: allowance for credit losses	(37,039)	(37,535)
Net loans held-for-investment	4,125,433	4,166,119
Accrued interest receivable	19,358	18,491
Bank-owned life insurance	172,507	171,543
Federal Home Loan Bank (“FHLB”) of New York stock, at cost	39,848	39,667
Operating lease right-of-use assets	30,076	30,202
Premises and equipment, net	24,301	24,771
Goodwill	41,012	41,012
Other assets	50,974	48,577
Total assets	$5,851,605	$5,598,396
LIABILITIES AND STOCKHOLDERS’ EQUITY:
LIABILITIES:
Deposits	$3,921,323	$3,878,435
Securities sold under agreements to repurchase	25,000	25,000
FHLB advances and other borrowings	1,039,621	834,272
Subordinated debentures, net of issuance costs	61,275	61,219
Operating lease liabilities	34,942	35,205
Advance payments by borrowers for taxes and insurance	30,202	25,102
Accrued expenses and other liabilities	40,813	39,718
Total liabilities	5,153,176	4,898,951
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value: 25,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value: 150,000,000 shares authorized, 64,770,875 shares issued at
March 31, 2024 and December 31, 2023, 44,462,652 and 44,524,929 outstanding at March 31, 2024 and December 31, 2023, respectively	648	648
Additional paid-in-capital	588,919	590,973
Unallocated common stock held by employee stock ownership plan	(14,124)	(14,340)
Retained earnings	433,878	433,227
Accumulated other comprehensive loss	(31,699)	(32,442)
Treasury stock at cost: 20,308,223 and 20,245,946 shares at March 31, 2024 and December 31, 2023, respectively	(279,193)	(278,621)
Total stockholders’ equity	698,429	699,445
Total liabilities and stockholders’ equity	$5,851,605	$5,598,396
See accompanying notes to unaudited consolidated financial statements.

NORTHFIELD BANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited) (In thousands, except per share data)

	Three Months Ended March 31,
	2024	2023
Interest income:
Loans	$46,047	$43,707
Mortgage-backed securities	4,398	3,792
Other securities	3,841	1,385
FHLB of New York dividends	970	465
Deposits in other financial institutions	3,392	578
Total interest income	58,648	49,927
Interest expense:
Deposits	19,273	7,821
Borrowings	10,663	6,391
Subordinated debt	828	819
Total interest expense	30,764	15,031
Net interest income	27,884	34,896
Provision for credit losses	415	864
Net interest income after provision for credit losses	27,469	34,032
Non-interest income:
Fees and service charges for customer services	1,615	1,380
Income on bank-owned life insurance	964	870
Gains on available-for-sale debt securities, net	—	1
Gains on trading securities, net	699	512
Other	103	569
Total non-interest income	3,381	3,332
Non-interest expense:
Compensation and employee benefits	12,765	11,037
Occupancy	3,553	3,372
Furniture and equipment	484	454
Data processing	2,147	2,243
Professional fees	809	971
Advertising	518	847
Federal Deposit Insurance Corporation insurance	588	604
Credit loss expense for off-balance sheet exposures	83	111
Other	1,385	1,489
Total non-interest expense	22,332	21,128
Income before income tax expense	8,518	16,236
Income tax expense	2,304	4,529
Net income	$6,214	$11,707
Net income per common share:
Basic	$0.15	$0.26
Diluted	$0.15	$0.26

See accompanying notes to unaudited consolidated financial statements.

NORTHFIELD BANCORP, INC. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME - (Continued) (Unaudited) (In thousands)

	Three Months Ended March 31,
	2024	2023
Net income	$6,214	$11,707
Other comprehensive income:
Unrealized gains on debt securities available-for-sale:
Net unrealized holding gains	976	8,397
Less: reclassification adjustment for net gains included in net income	—	(1)
Net unrealized gains	976	8,396
Post-retirement benefits adjustment	58	—
Other comprehensive income before tax	1,034	8,396
Income tax expense related to net unrealized holding gains on debt securities available-for-sale	(275)	(2,350)
Income tax benefit related to post retirement benefit adjustment	(16)	—
Other comprehensive income, net of tax	743	6,046
Comprehensive income	$6,957	$17,753

See accompanying notes to unaudited consolidated financial statements.

NORTHFIELD BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Three Months Ended March 31, 2024 and 2023
(Unaudited) (In thousands, except share data)

	Common Stock
	Shares Outstanding	Par Value	Additional Paid-in Capital	Unallocated Common Stock Held by the Employee Stock Ownership Plan	Retained Earnings	Accumulated Other Comprehensive Income (loss) Net of tax	Treasury Stock	Total Stockholders' Equity
Balance at December 31, 2022	47,442,488	$648	$590,249	$(15,650)	$418,353	$(48,331)	$(243,879)	$701,390
Net income					11,707			11,707
Other comprehensive income, net of tax						6,046		6,046
ESOP shares allocated or committed to be released			165	228				393
Stock compensation expense			718					718
Restricted stock issuance	173,060		(2,670)				2,670	—
Restricted stock forfeitures	(5,098)		77				(77)	—
Exercise of stock options, net	7,600		(7)				107	100
Cash dividends declared and paid ($0.13 per common share)					(5,912)			(5,912)
Repurchase of treasury stock (average cost of $14.68 per share)	(1,087,883)						(16,276)	(16,276)
Balance at March 31, 2023	46,530,167	$648	$588,532	$(15,422)	$424,148	$(42,285)	$(257,455)	$698,166

Balance at December 31, 2023	44,524,929	$648	$590,973	$(14,340)	$433,227	$(32,442)	$(278,621)	$699,445
Net income					6,214			6,214
Other comprehensive income, net of tax						743		743
ESOP shares allocated or committed to be released			67	216				283
Stock compensation expense			620					620
Restricted stock issuance	209,586		(2,747)				2,747	—
Restricted stock forfeitures	(467)		6				(6)	—
Cash dividends declared and paid ($0.13 per common share)					(5,563)			(5,563)
Purchase of employee restricted stock to fund statutory tax withholding	(18,765)						(223)	(223)
Repurchase of treasury stock (average cost of $12.17 per share)	(252,631)						(3,090)	(3,090)
Balance at March 31, 2024	44,462,652	$648	$588,919	$(14,124)	$433,878	$(31,699)	$(279,193)	$698,429

See accompanying notes to unaudited consolidated financial statements.

NORTHFIELD BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (In thousands)

	Three Months Ended March 31,
	2024	2023
Net income	$6,214	$11,707
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	415	864
ESOP and stock compensation expense	903	1,111
Depreciation	921	909
(Accretion) amortization of premiums and deferred loan costs, net of accretion of discounts and deferred loan fees	(592)	1,940
Amortization of debt issuance costs	56	56
Amortization of intangible assets	22	31
Amortization of operating lease right-of-use assets	1,188	1,168
Income on bank-owned life insurance	(964)	(870)
Gains on available-for-sale debt securities, net	—	(1)
Gains on trading securities, net	(699)	(512)
Net sales of trading securities	522	134
(Increase) decrease in accrued interest receivable	(867)	230
(Increase) decrease in other assets	(3,977)	1,909
Increase (decrease) in accrued expenses and other liabilities	1,095	(925)
Net cash provided by operating activities	4,237	17,751
Cash flows from investing activities:
Net decrease in loans receivable	40,038	3,058
Purchases of loans	—	(3,781)
Purchases of FHLB of New York stock	(437)	(21,198)
Redemptions of FHLB of New York stock	256	10,463
Purchases of debt securities available-for-sale	(459,710)	—
Purchases of equity securities	(409)	—
Principal payments and maturities on debt securities available-for-sale	181,234	62,063
Principal payments and maturities on debt securities held-to-maturity	56	370
Purchases and improvements of premises and equipment	(451)	(739)
Net cash (used in) provided by investing activities	(239,423)	50,236
Cash flows from financing activities:
Net increase (decrease) in deposits	42,888	(302,722)
Dividends paid	(5,563)	(5,912)
Exercise of stock options	—	100
Purchase of treasury stock	(3,313)	(16,276)
Increase in advance payments by borrowers for taxes and insurance	5,100	4,852
Proceeds from FHLB advances and other borrowings and securities sold under agreements to repurchase	300,000	617,788
Repayments related to securities sold under agreements to repurchase and other borrowings	(94,651)	(252,664)
Net cash provided by financing activities	244,461	45,166
Net increase in cash and cash equivalents	9,275	113,153
Cash and cash equivalents at beginning of period	229,506	45,799
Cash and cash equivalents at end of period	$238,781	$158,952

See accompanying notes to unaudited consolidated financial statements

NORTHFIELD BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)
(Unaudited) (In thousands)

	Three Months Ended March 31,
	2024	2023
Supplemental cash flow information:
Cash paid during the period for:
Interest	$31,062	$13,527
Income taxes	1,443	1,391
Non-cash transactions:
Loan charge-offs, net	911	2,045
Transfer of loans held-for-investment to other real estate owned	—	70
Right-of-use assets obtained in exchange for new lease liabilities	1,060	—

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

In the opinion of management, all adjustments (consisting solely of normal and recurring adjustments) necessary for the fair presentation of the consolidated balance sheets and the consolidated statements of comprehensive income for the unaudited periods presented have been included. The results of operations and other data presented for the three months ended March 31, 2024 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2024 or for any other period. Whenever necessary, certain prior year amounts are reclassified to conform to the current year presentation.
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

Certain information and note disclosures usually included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for the preparation of interim financial statements. The consolidated financial statements presented should be read in conjunction with the audited consolidated financial statements and notes to consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the SEC.

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

Prior to the adoption of ASU 2022-02, a TDR occurred when the terms of a loan were modified because of deterioration in the financial condition of the borrower. Modifications could include extension of the repayment terms of the loan, reduced interest rates, or forgiveness of accrued interest and/or principal.  For the Company's accounting policy related to TDRs granted prior to the adoption of ASU 2022-02, see “Note 1. Significant Accounting Policies” included in “Item 8. Financial Statements and Supplementary Data” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

The Company adopted ASU 2022-02 on a prospective basis. The adoption of this update did not have a material effect on the Company’s consolidated financial statements. Additional disclosures are included in Note 5 to the consolidated financial statements.

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)
Note 2 – Debt Securities Available-for-Sale
The following is a comparative summary of mortgage-backed securities and other debt securities available-for-sale at March 31, 2024 and December 31, 2023 (in thousands):

	March 31, 2024
		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
	cost	gains	losses	value
U.S. Treasuries	$174,314	$1	$(1)	$174,314
U.S. Government agency securities	75,801	—	(2,090)	73,711
Mortgage-backed securities:
Pass-through certificates:
Government sponsored enterprises ("GSEs")	343,285	1	(29,146)	314,140
Real estate mortgage investment conduits ("REMICs"):
GSE	412,485	694	(11,315)	401,864
Total mortgage-backed securities	755,770	695	(40,461)	716,004
Other debt securities:
Municipal bonds	765	—	(3)	762
Corporate bonds	113,136	83	(2,269)	110,950
	113,901	83	(2,272)	111,712
Total debt securities available-for-sale	$1,119,786	$779	$(44,824)	$1,075,741

	December 31, 2023
		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
	cost	gains	losses	value
U.S. Treasuries	$44,364	$15	$—	$44,379
U.S. Government agency securities	75,898	—	(1,990)	73,908
Mortgage-backed securities:
Pass-through certificates:
GSE	365,823	2	(28,285)	337,540
REMICs:
GSE	224,931	—	(11,831)	213,100
Total mortgage-backed securities	590,754	2	(40,116)	550,640
Other debt securities:
Municipal bonds	765	—	(2)	763
Corporate bonds	128,704	43	(2,973)	125,774
	129,469	43	(2,975)	126,537
Total debt securities available-for-sale	$840,485	$60	$(45,081)	$795,464

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)
The following is a summary of the expected maturity distribution of debt securities available-for-sale, other than mortgage-backed securities, at March 31, 2024 (in thousands):

Available-for-sale	Amortized cost	Estimated fair value
Due in one year or less	$284,961	$282,465
Due after one year through five years	75,056	73,923
Due after five years through ten years	3,999	3,349
	$364,016	$359,737
 Contractual maturities for mortgage-backed securities are not included above, as expected maturities on mortgage-backed securities may differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without penalties.

Certain securities available-for-sale are pledged or encumbered to secure borrowings under pledge agreements and repurchase agreements and for other purposes required by law. At March 31, 2024 and December 31, 2023, the fair value of debt securities available-for-sale that were pledged to secure borrowings and deposits was $471.7 million and $272.9 million, respectively.

For the three months ended March 31, 2024, the Company had no proceeds on sales of debt securities available-for-sale, and no gross realized gains or losses. For the three months ended March 31, 2023, the Company had no proceeds on sales of debt securities available-for-sale, with gross realized gains of $1,000 related to the payoff of securities and no gross realized losses. During the three months ended March 31, 2024 and 2023, the Company recognized net gains of $699,000 and $512,000, respectively, on its trading securities portfolio.

Gross unrealized losses on mortgage-backed securities and other debt securities available-for-sale, and the estimated fair value of the related securities, aggregated by security category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2024 and December 31, 2023, were as follows (in thousands):

	March 31, 2024
	Less than 12 months		12 months or more		Total
	Unrealized	Estimated	Unrealized	Estimated	Unrealized	Estimated
	losses	fair value	losses	fair value	losses	fair value
U.S. Treasuries	$(1)	$24,861	$—	$—	$(1)	$24,861
U.S. Government agency securities	—	—	(2,090)	73,711	(2,090)	73,711
Mortgage-backed securities:
Pass-through certificates:
GSE	—	33	(29,146)	314,045	(29,146)	314,078
REMICs:
GSE	(71)	96,616	(11,244)	202,983	(11,315)	299,599
Other debt securities:
Municipal bonds	(3)	762	—	—	(3)	762
Corporate bonds	(8)	18,056	(2,261)	36,628	(2,269)	54,684
Total	$(83)	$140,328	$(44,741)	$627,367	$(44,824)	$767,695

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

	December 31, 2023
	Less than 12 months		12 months or more		Total
	Unrealized	Estimated	Unrealized	Estimated	Unrealized	Estimated
	losses	fair value	losses	fair value	losses	fair value
U.S. Government agency securities	$—	$—	$(1,990)	$73,908	$(1,990)	$73,908
Mortgage-backed securities:
Pass-through certificates:
GSE	—	17	(28,285)	337,438	(28,285)	337,455
REMICs:
GSE	—	—	(11,831)	213,100	(11,831)	213,100
Other debt securities:
Municipal bonds	(2)	763	—	—	(2)	763
Corporate bonds	(7)	9,966	(2,966)	96,978	(2,973)	106,944
Total	$(9)	$10,746	$(45,072)	$721,424	$(45,081)	$732,170

The Company held 115 pass-through mortgage-backed securities issued or guaranteed by GSEs, 71 REMIC mortgage-backed securities issued or guaranteed by GSEs, six corporate bonds, and five U.S. Government agency securities that were in a continuous unrealized loss position of twelve months or greater at March 31, 2024. There were six pass-through mortgage-backed securities issued or guaranteed by GSEs, five corporate bonds, four REMIC mortgage-backed securities issued or guaranteed by GSEs, one municipal bond, and one U.S. Treasury that were in an unrealized loss position of less than twelve months at March 31, 2024. Substantially all securities referred to above were rated investment grade at March 31, 2024.

Available for sale debt securities in unrealized loss positions are evaluated for impairment related to credit losses on a quarterly basis. In performing an assessment of whether any decline in fair value is due to a credit loss, the Company considers the extent to which the fair value is less than the amortized cost, changes in credit ratings, any adverse economic conditions, as well as all relevant information at the individual security level such as credit deterioration of the issuer or collateral underlying the security. In assessing the impairment, the Company compares the present value of cash flows expected to be collected with the amortized cost basis of the security. If it is determined that the decline in fair value was due to credit losses, an allowance for credit losses is recorded, limited to the amount the fair value is less than amortized cost basis. The Company did not record any allowance for credit losses on its available-for-sale debt securities as of March 31, 2024 or December 31, 2023.

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

The Company has made the accounting policy election to exclude accrued interest receivable on available-for-sale securities from the estimate of credit losses. Accrued interest receivable associated with debt securities available-for-sale totaled $3.1 million and $2.4 million, at March 31, 2024 and December 31, 2023, respectively, and was reported in accrued interest receivable on the consolidated balance sheets. The Company elected not to measure an allowance for credit losses on accrued interest receivable, as an allowance on possible uncollectible accrued interest is not warranted.

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)
Note 3 – Debt Securities Held-to-Maturity

The following is a summary of mortgage-backed securities held-to-maturity at March 31, 2024 and December 31, 2023 (in thousands):

	March 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Mortgage-backed securities:
Pass-through certificates:
GSE	$9,810	$52	$(498)	$9,364
Total securities held-to-maturity	$9,810	$52	$(498)	$9,364

	December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Mortgage-backed securities:
Pass-through certificates:
GSE	$9,866	$107	$(387)	$9,586
Total securities held-to-maturity	$9,866	$107	$(387)	$9,586

Contractual maturities for mortgage-backed securities are not presented, as expected maturities on mortgage-backed securities may differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without penalties. There were no sales of held-to-maturity securities for the three months ended March 31, 2024 or March 31, 2023.

At both March 31, 2024 and December 31, 2023, debt securities held-to-maturity with a carrying value of $9.7 million, respectively, were pledged to secure borrowings and deposits.

Gross unrealized losses on mortgage-backed securities held-to-maturity, and the estimated fair value of the related securities, aggregated by security category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2024 and December 31, 2023 were as follows (in thousands):

	March 31, 2024
	Less than 12 months		12 months or more		Total
	Unrealized	Estimated	Unrealized	Estimated	Unrealized	Estimated
	losses	fair value	losses	fair value	losses	fair value
Mortgage-backed securities:
Pass-through certificates:
GSE	$—	$—	$(498)	$6,505	$(498)	$6,505
Total	$—	$—	$(498)	$6,505	$(498)	$6,505

	December 31, 2023
	Less than 12 months		12 months or more		Total
	Unrealized	Estimated	Unrealized	Estimated	Unrealized	Estimated
	losses	fair value	losses	fair value	losses	fair value
Mortgage-backed securities:
Pass-through certificates:
GSE	$—	$—	$(387)	$6,661	$(387)	$6,661
Total	$—	$—	$(387)	$6,661	$(387)	$6,661

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)
The Company held nine pass-through mortgage-backed debt securities held-to-maturity issued or guaranteed by GSEs that were in a continuous unrealized loss position of twelve months or greater at March 31, 2024.

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

The Company has made the accounting policy election to exclude accrued interest receivable on held-to-maturity securities from the estimate of credit losses. Accrued interest receivable associated with held-to-maturity securities totaling $35,000 and $36,000, at March 31, 2024 and December 31, 2023, respectively, was reported in accrued interest receivable on the consolidated balance sheets. The Company elected not to measure an allowance for credit losses on accrued interest receivable, as an allowance on possible uncollectible accrued interest is not warranted.

Note 4 – Equity Securities

Equity securities totaled $11.0 million and $10.6 million at March 31, 2024 and December 31, 2023, respectively. Equity securities consisted of money market mutual funds, recorded at fair value of $1.0 million and $330,000 at March 31, 2024 and December 31, 2023, respectively, and an investment in a private SBA loan fund (the “SBA Loan Fund”) recorded at net asset value of $10.0 million and $10.3 million at March 31, 2024 and December 31, 2023, respectively. As the SBA Loan Fund operates as a private fund, its shares are not publicly traded and, therefore, have no readily determinable market value. The SBA Loan Fund was recorded at net asset value as a practical expedient for reporting fair value.

Note 5 – Loans

The following table summarizes the Company’s loans held-for-investment (in thousands):

	March 31,	December 31,
	2024	2023
Real estate loans:
Multifamily	$2,715,919	$2,750,996
Commercial mortgage	916,112	929,595
One-to-four family residential mortgage	156,276	160,824
Home equity and lines of credit	163,493	163,520
Construction and land	30,514	30,967
Total real estate loans	3,982,314	4,035,902
Commercial and industrial loans	168,564	155,268
Other loans	1,641	2,585
Total commercial and industrial and other loans	170,205	157,853
Loans held-for-investment (excluding purchased credit-deteriorated (“PCD”) loans)	4,152,519	4,193,755
PCD loans	9,953	9,899
Total loans held-for-investment	4,162,472	4,203,654
Allowance for credit losses	(37,039)	(37,535)
Net loans held-for-investment	$4,125,433	$4,166,119

The Company did not have loans held-for-sale at March 31, 2024 or December 31, 2023.

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)
In addition to originating loans, the Company may acquire loans through portfolio purchases or acquisitions of other companies. Purchased loans that have evidence of more than insignificant credit deterioration since origination are deemed PCD loans. For PCD loans, each loan pool is accounted for as a single asset with a single composite interest rate and an aggregate expectation of cash flows. PCD loans totaled $10.0 million at March 31, 2024, as compared to $9.9 million at December 31, 2023. The majority of the PCD loan balances were acquired as part of a Federal Deposit Insurance Corporation-assisted transaction. At March 31, 2024, PCD loans consisted of approximately 11% home equity loans, 24% commercial real estate loans, 56% commercial and industrial loans, and 9% in one-to-four family residential loans. At December 31, 2023, PCD loans consisted of approximately 7% one-to-four family residential loans, 25% commercial real estate loans, 57% commercial and industrial loans, and 11% in home equity loans.

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

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

The following table presents the Company’s loans held-for-investment and current period gross charge-offs, excluding PCD loans, by loan class, credit risk ratings and year of origination, at March 31, 2024 (in thousands):

	March 31, 2024
	2024	2023	2022	2021	2020	Prior	Revolving Loans	Total
Real Estate:
Multifamily
Pass	$—	$88,078	$610,904	$642,627	$460,303	$904,209	$585	$2,706,706
Special mention	—	—	—	—	—	788	—	788
Substandard	—	—	—	—	—	8,425	—	8,425
Total multifamily	—	88,078	610,904	642,627	460,303	913,422	585	2,715,919
Commercial
Pass	5,739	88,306	205,341	144,873	65,472	370,125	2,530	882,386
Special mention	—	—	—	8,451	—	7,310	—	15,761
Substandard	—	—	7,222	—	—	10,444	299	17,965
Total commercial	5,739	88,306	212,563	153,324	65,472	387,879	2,829	916,112
One-to-four family residential
Pass	1,245	6,716	25,814	11,961	8,208	100,488	801	155,233
Special mention	—	—	—	—	—	343	—	343
Substandard	—	—	—	—	—	700	—	700
Total one-to-four family residential	1,245	6,716	25,814	11,961	8,208	101,531	801	156,276
Home equity and lines of credit
Pass	2,677	22,492	33,637	13,982	7,021	18,456	63,671	161,936
Special mention	—	—	70	—	172	78	—	320
Substandard	—	—	627	423	24	163	—	1,237
Total home equity and lines of credit	2,677	22,492	34,334	14,405	7,217	18,697	63,671	163,493
Construction and land
Pass	4	6,618	5,619	628	10,922	6,073	650	30,514
Total construction and land	4	6,618	5,619	628	10,922	6,073	650	30,514
Total real estate loans	9,665	212,210	889,234	822,945	552,122	1,427,602	68,536	3,982,314
Commercial and industrial
Pass	1,658	16,950	24,341	16,192	2,813	7,798	80,504	150,256
Special mention	—	—	282	168	37	66	—	553
Substandard	—	5	1,980	14,795	779	196	—	17,755
Total commercial and industrial	1,658	16,955	26,603	31,155	3,629	8,060	80,504	168,564
Current period gross charge-offs	—	—	448	493	2	7	—	950
Other
Pass	1,547	—	—	—	32	13	43	1,635
Substandard	—	—	—	—	—	6	—	6
Total other	1,547	—	—	—	32	19	43	1,641
Total loans held-for-investment	$12,870	$229,165	$915,837	$854,100	$555,783	$1,435,681	$149,083	$4,152,519
Total current-period gross charge-offs	$—	$—	$448	$493	$2	$7	$—	$950

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)
The following table presents the Company’s loans held-for-investment and current period gross charge-offs, excluding PCD loans, by loan class, credit risk ratings and year of origination, at December 31, 2023 (in thousands):

	December 31, 2023
	2023	2022	2021	2020	2019	Prior	Revolving Loans	Total
Real Estate:
Multifamily
Pass	$88,435	$615,028	$648,328	$464,995	$248,190	$676,544	$570	$2,742,090
Special mention	—	—	—	—	—	328	—	328
Substandard	—	—	—	—	—	8,578	—	8,578
Total multifamily	88,435	615,028	648,328	464,995	248,190	685,450	570	2,750,996
Commercial
Pass	89,072	211,754	147,656	66,207	86,736	299,615	1,812	902,852
Special mention	—	—	8,528	—	—	4,369	—	12,897
Substandard	—	2,838	—	—	—	10,708	300	13,846
Total commercial	89,072	214,592	156,184	66,207	86,736	314,692	2,112	929,595
One-to-four family residential
Pass	6,747	26,198	12,039	8,321	9,064	96,569	829	159,767
Special mention	—	—	—	—	—	347	—	347
Substandard	—	—	—	—	—	710	—	710
Total one-to-four family residential	6,747	26,198	12,039	8,321	9,064	97,626	829	160,824
Home equity and lines of credit
Pass	23,400	33,022	14,316	7,179	5,353	13,658	65,287	162,215
Special mention	—	—	—	—	—	67	—	67
Substandard	—	627	423	24	89	75	—	1,238
Total home equity and lines of credit	23,400	33,649	14,739	7,203	5,442	13,800	65,287	163,520
Construction and land
Pass	4,877	6,091	630	10,236	1,192	7,291	650	30,967
Total construction and land	4,877	6,091	630	10,236	1,192	7,291	650	30,967
Total real estate loans	212,531	895,558	831,920	556,962	350,624	1,118,859	69,448	4,035,902
Commercial and industrial
Pass	17,197	26,075	17,485	2,727	2,602	7,296	65,603	138,985
Special mention	—	542	361	39	—	56	250	1,248
Substandard	—	847	13,843	132	45	168	—	15,035
Total commercial and industrial	17,197	27,464	31,689	2,898	2,647	7,520	65,853	155,268
Current period gross charge-offs	1,488	2,818	1,439	437	62	328	—	6,572
Other
Pass	2,463	—	—	53	—	23	39	2,578
Substandard	—	—	—	—	—	7	—	7
Total other	2,463	—	—	53	—	30	39	2,585
Total loans held-for-investment	$232,191	$923,022	$863,609	$559,913	$353,271	$1,126,409	$135,340	$4,193,755
Total current-period gross charge-offs	$1,488	$2,818	$1,439	$437	$62	$328	$—	$6,572

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

Past Due and Non-Accrual Loans

Included in loans receivable held-for-investment are loans for which the accrual of interest income has been discontinued due to deterioration in the financial condition of the borrowers. The recorded investment of these non-accrual loans was $16.8 million and $10.1 million at March 31, 2024 and December 31, 2023, respectively. Generally, originated loans are placed on non-accrual status when they become 90 days or more delinquent, or sooner if considered appropriate by management, and remain on non-accrual status until they are brought current, have six consecutive months of performance under the revised loan terms, and factors indicating reasonable doubt about the timely collection of payments no longer exist.
Therefore, loans may be current in accordance with their loan terms, or may be less than 90 days delinquent and still be on non-accruing status.

When an individual loan no longer demonstrates the similar credit risk characteristics as other loans within its current segment, the Company evaluates each for expected credit losses on an individual basis. All non-accrual loans $500,000 and above and all loans designated as TDRs prior to the adoption of ASU 2022-02 are individually evaluated. The non-accrual amounts included in loans individually evaluated for impairment were $10.4 million and $6.0 million at March 31, 2024, and December 31, 2023, respectively. Loans on non-accrual status with principal balances less than $500,000, and therefore not meeting the Company's definition of an impaired loan, amounted to $6.4 million and $4.1 million at March 31, 2024 and December 31, 2023, respectively. Loans past due 90 days or more and still accruing interest were $453,000 and $1.3 million at March 31, 2024 and December 31, 2023, respectively, and consisted of loans that are well-secured and in the process of collection.

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)
The following tables set forth the detail, and delinquency status, of non-performing loans (non-accrual loans and loans past due 90 days or more and still accruing), net of deferred fees and costs, at March 31, 2024, and December 31, 2023, excluding PCD loans (in thousands):

	March 31, 2024
	Total Non-Performing Loans
	Non-Accruing Loans
	Current	30-89 Days Past Due	90 Days or More Past Due	Total	90 Days or More Past Due and Accruing	Total Non-Performing Loans
Loans held-for-investment:
Real estate loans:
Multifamily
Substandard	$1,895	$—	$781	$2,676	$192	$2,868
Total multifamily	1,895	—	781	2,676	192	2,868
Commercial
Substandard	5,154	2,594	2,932	10,680	—	10,680
Total commercial	5,154	2,594	2,932	10,680	—	10,680
One-to-four family residential
Substandard	74	—	27	101	137	238
Total one-to-four family residential	74	—	27	101	137	238
Home equity and lines of credit
Pass	—	—	—	—	1	1
Special mention	—	—	—		11	11
Substandard	21	—	1,104	1,125	112	1,237
Total home equity and lines of credit	21	—	1,104	1,125	124	1,249
Total real estate	7,144	2,594	4,844	14,582	453	15,035
Commercial and industrial loans
Substandard	572	—	1,628	2,200	—	2,200
Total commercial and industrial loans	572	—	1,628	2,200	—	2,200
Other loans
Substandard	6	—	—	6	—	6
Total other	6	—	—	6	—	6
Total non-performing loans	$7,722	$2,594	$6,472	$16,788	$453	$17,241

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

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)
The following tables set forth the detail and delinquency status of loans held-for-investment, excluding PCD loans, net of deferred fees and costs, at March 31, 2024, and December 31, 2023 (in thousands):

	March 31, 2024
		Past Due Loans
	30-89 Days Past Due	90 Days or More Past Due	90 Days or More Past Due and Accruing	Total Past Due	Current	Total Loans Receivable, net
Loans held-for-investment:
Real estate loans:
Multifamily
Pass	$171	$—	$—	$171	$2,706,535	$2,706,706
Special mention	—	—	—	—	788	788
Substandard	—	781	192	973	7,452	8,425
Total multifamily	171	781	192	1,144	2,714,775	2,715,919
Commercial
Pass	863	—	—	863	881,523	882,386
Special mention	—	—	—	—	15,761	15,761
Substandard	3,837	2,932	—	6,769	11,196	17,965
Total commercial	4,700	2,932	—	7,632	908,480	916,112
One-to-four family residential
Pass	1,109	—	—	1,109	154,124	155,233
Special mention	62	—	—	62	281	343
Substandard	—	27	137	164	536	700
Total one-to-four family residential	1,171	27	137	1,335	154,941	156,276
Home equity and lines of credit
Pass	993	—	1	994	160,942	161,936
Special mention	36	—	11	47	273	320
Substandard	—	1,104	112	1,216	21	1,237
Total home equity and lines of credit	1,029	1,104	124	2,257	161,236	163,493
Construction and land
Pass	1,727	—	—	1,727	28,787	30,514
Total construction and land	1,727	—	—	1,727	28,787	30,514
Total real estate	8,798	4,844	453	14,095	3,968,219	3,982,314
Commercial and industrial
Pass	1,239	—	—	1,239	149,017	150,256
Special mention	19	—	—	19	534	553
Substandard	804	1,628	—	2,432	15,323	17,755
Total commercial and industrial	2,062	1,628	—	3,690	164,874	168,564
Other loans
Pass	—	—	—	—	1,635	1,635
Substandard	—	—	—	—	6	6
Total other loans	—	—	—	—	1,641	1,641
Total loans held-for-investment	$10,860	$6,472	$453	$17,785	$4,134,734	$4,152,519

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

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)
The following tables summarize information on non-accrual loans, excluding PCD loans, as of March 31, 2024 and December 31, 2023 (in thousands):

	March 31, 2024
	Recorded Investment	Unpaid Principal Balance	With No Related Allowance
Real estate loans:
Multifamily	$2,676	$2,954	$1,895
Commercial	10,680	11,126	8,433
One-to-four family residential	101	101	—
Home equity and lines of credit	1,125	1,374	—
Commercial and industrial	2,200	7,008	82
Other	6	6	—
Total non-accrual loans	$16,788	$22,569	$10,410

	December 31, 2023
	Recorded Investment	Unpaid Principal Balance	With No Related Allowance
Real estate loans:
Multifamily	$2,709	$2,987	$1,906
Commercial	6,491	6,946	4,055
One-to-four family residential	104	104	—
Home equity and lines of credit	499	749	—
Commercial and industrial	305	4,405	81
Other	7	6	—
Total non-accrual loans	$10,115	$15,197	$6,042

The following table summarizes interest income on non-accrual loans, excluding PCD loans, during the three months ended March 31, 2024 and March 31, 2023 (in thousands):

	Three Months Ended March 31,
	2024	2023
Real estate loans:
Multifamily	$35	$47
Commercial	123	46
One-to-four family residential	1	4
Commercial and industrial	25	1
Total interest income on non-accrual loans	$184	$98

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)
Collateral-Dependent Loans

Loans for which the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral are considered to be collateral-dependent loans. Collateral can have a significant financial effect in mitigating exposure to credit risk and, where there is sufficient collateral, an allowance for credit losses is not recognized or is minimal. For collateral-dependent loans, the allowance for credit losses is individually assessed based on the fair value of the collateral less estimated costs of sale. The Company's collateral-dependent loans are secured by real estate. Collateral values are generally based on appraisals which are adjusted for changes in market indices. As of March 31, 2024 and December 31, 2023, the Company had $12.2 million and $7.9 million of collateral-dependent impaired loans, respectively. The collateral-dependent loans at March 31, 2024 consisted of $10.0 million of commercial real estate loans, $1.9 million of multifamily loans, and $289,000 of one-to-four family residential loans. For the three months ended March 31, 2024, there was no significant deterioration or changes in the collateral securing these loans.

Loan Modifications Made to Borrowers Experiencing Financial Difficulty

Effective January 1, 2023, the Company adopted ASU 2022-02, which eliminated the accounting for TDRs while expanding loan modification and vintage disclosure requirements. See Note 1 to the consolidated financial statements for further information.

The following table presents the amortized cost basis at March 31, 2024 of loan modifications made to borrowers experiencing financial difficulty that were modified during the three months ended March 31, 2024 by class and by type of modification (dollars in thousands):

	Three Months Ended March 31, 2024
	Payment Delay	Term Extension(1)	Payment Delay and Term Extension	Payment Delay, Term Extension, and Interest Rate Reductions	Total	Percentage of Total Class of Financing Receivable
Commercial mortgage	$—	$—	$396	$299	$695	0.08%
Commercial and industrial	130	13,382	—	897	14,409	8.55%
Total loans	$130	$13,382	$396	$1,196	$15,104

(1) Includes one loan with a balance of $13.4 million at March 31, 2024, that was risk rated substandard and was modified during the quarter ended March 31, 2024, to receive a maturity extension of 90-days through May 1, 2024. This loan previously had multiple 90-day extensions. The loan was originally downgraded to substandard due to operating losses, however the current debt service coverage ratio is 1.57x and the loan is adequately secured by eligible receivables of approximately $18 million. The loan was current as of March 31, 2024.

The following table presents the financial effect of loan modifications made to borrowers experiencing financial difficulty during the three months ended March 31, 2024 (in thousands):

	Weighted-Average Term Extension (in months)	Weighted-Average Interest Rate Reduction
Three Months Ended March 31, 2024
Commercial mortgage	60	3.00%
Commercial and industrial	4.3	3.00%

There were no loan modifications made to borrowers experiencing financial difficulty during the three months ended March 31, 2023.

No modifications involved forgiveness of principal. There were no commitments to lend additional funds at March 31, 2024 to borrowers experiencing financial difficulty whose terms have been restructured.

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)
For modified loans, a subsequent payment default is defined in terms of delinquency, when a principal or interest payment is 90 days past due or classified into non-accrual status during the reporting period. Of the loans modified since adoption of ASU 2022-02, there were two commercial and industrial loans with a combined balance of approximately $176,000 that subsequently defaulted and were charged-off. One additional commercial mortgage loan with a balance of approximately $245,000 also defaulted during the quarter ended March 31, 2024, and was placed on non-accrual status.

The Company closely monitors the performance of loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of the modification efforts. The following table presents the aging analysis of loan modifications made to borrowers experiencing financial difficulty as of March 31, 2024 (in thousands):

	As of March 31, 2024
	Current	30-89 Days Past Due	90 Days or More Past Due	Non-Accrual	Total
Commercial mortgage	$—	$—	$—	$929	$929
Commercial and industrial	14,784	300	—	746	15,830
Total loans	$14,784	$300	$—	$1,675	$16,759

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

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)
Allowance for Individually Evaluated Loans

The Company measures specific reserves for individual loans that do not share common risk characteristics with other loans, consisting of all loans previously modified as TDRs (prior to the adoption of ASU 2022-02) and non-accrual loans with an outstanding balance of $500,000 or greater. Loans individually evaluated for impairment are assessed to determine whether the loan’s carrying value is not in excess of the estimated fair value of the collateral less cost to sell, if the loan is collateral-dependent, or the present value of the expected future cash flows, if the loan is not collateral-dependent. Management performs an evaluation of each impaired loan and generally obtains updated appraisals as part of the evaluation. In addition, management adjusts estimated fair values down to appropriately consider recent market conditions, our willingness to accept a lower sales price to effect a quick sale, and costs to dispose of any supporting collateral. Determining the estimated fair value of underlying collateral (and related costs to sell) can be difficult in illiquid real estate markets and is subject to significant assumptions and estimates. Management employs an independent third-party management firm that specializes in appraisal preparation and review to ascertain the reasonableness of updated appraisals. Projecting the expected cash flows for modified loans which are not collateral-dependent is inherently subjective and requires, among other things, an evaluation of the borrower’s current and projected financial condition. Actual results may be significantly different than our projections and our established allowance for credit losses on these loans, which could have a material effect on our financial results. Individually impaired loans that have no impairment losses are not considered for collective allowances described earlier. At March 31, 2024 and December 31, 2023, the ACL for loans individually evaluated for impairment was $44,300 and $45,200, respectively.

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

The table below summarizes the allowance for credit losses for off-balance sheet credit exposures as of, and for, the three months ended March 31, 2024, and March 31, 2023 (in thousands):

	Three Months Ended March 31,
	2024	2023
Balance at beginning of period	$236	$791
Provision for credit losses	83	111
Balance at end of period	$319	$902

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

	Three Months Ended March 31, 2024
	Real Estate
	Commercial (1)	One-to-Four Family	Home Equity and Lines of Credit	Construction and Land	Commercial and Industrial	Other	Total Loans (excluding PCD)	PCD	Total
Allowance for credit losses:
Beginning balance	$23,255	$3,285	$1,705	$149	$6,050	$6	$34,450	$3,085	$37,535
Charge-offs	—	—	—	—	(950)	—	(950)	—	(950)
Recoveries	14	9	—	—	16	—	39	—	39
Provisions (credit)	(2,003)	(518)	594	(27)	2,391	(2)	435	(20)	415
Ending balance	$21,266	$2,776	$2,299	$122	$7,507	$4	$33,974	$3,065	$37,039

	Three Months Ended March 31, 2023
	Real Estate
	Commercial (1)	One-to-Four Family	Home Equity and Lines of Credit	Construction and Land	Commercial and Industrial	Other	Total Loans (excluding PCD)	PCD	Total
Allowance for credit losses:
Beginning balance	$29,485	$3,936	$866	$324	$4,114	$9	$38,734	$3,883	$42,617
Charge-offs	—	—	—	—	(2,056)	—	(2,056)	(8)	(2,064)
Recoveries	5	—	—	—	14	—	19	—	19
Provisions (credit)	(1,460)	(349)	532	(38)	2,294	(2)	977	(113)	864
Ending balance	$28,030	$3,587	$1,398	$286	$4,366	$7	$37,674	$3,762	$41,436

(1) Commercial includes commercial real estate loans collateralized by owner-occupied, non-owner occupied, and multifamily properties.

The allowance for credit losses on loans decreased to $37.0 million at March 31, 2024, compared to $37.5 million as of December 31, 2023, primarily due to a decrease in loan balances and an improvement in the economic forecast within our CECL model for the quarter. The decrease was partially offset by increases in quantitative reserves in the commercial and industrial and home equity and lines of credit loan portfolios due to an increase in non-performing loans in these categories.

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)
The following tables detail the amount of loans receivable held-for-investment, net of deferred loan fees and costs, that are evaluated, individually and collectively, for impairment, and the related portion of the allowance for credit losses that is allocated to each loan portfolio segment, at March 31, 2024 and December 31, 2023 (in thousands):

	March 31, 2024
	Real Estate
	Commercial (1)	One-to-Four Family	Home Equity and Lines of Credit	Construction and Land	Commercial and Industrial	Other	Total Loans (excluding PCD)	PCD	Total
Allowance for credit losses:
Ending balance: individually evaluated for impairment	$24	$—	$3	$—	$17	$—	$44	$—	$44
Ending balance: collectively evaluated for impairment	21,243	2,775	2,296	123	7,489	4	33,930	—	33,930
Ending balance: PCD loans evaluated for impairment (2)	—	—	—	—	—	—	—	3,065	3,065
Loans, net:
Ending balance	$3,632,031	$156,276	$163,493	$30,514	$168,564	$1,641	$4,152,519	$9,953	$4,162,472
Ending balance: individually evaluated for impairment	12,876	594	23	—	76	—	13,569	—	13,569
Ending balance: collectively evaluated for impairment	3,619,155	155,682	163,470	30,514	168,245	1,641	4,138,707	—	4,138,707
Ending balance: PCD loans evaluated for impairment (2)	—	—	—	—	—	—	—	9,953	9,953
PPP loans not evaluated for impairment (3)	—	—	—	—	243	—	243	—	243

	December 31, 2023
	Real Estate
	Commercial (1)	One-to-Four Family	Home Equity and Lines of Credit	Construction and Land	Commercial and Industrial	Other	Total Loans (excluding PCD)	PCD	Total
Allowance for credit losses:
Ending balance: individually evaluated for impairment	$25	$—	$3	$—	$17	$—	$45	$—	$45
Ending balance: collectively evaluated for impairment	23,230	3,285	1,702	149	6,033	6	34,405	—	34,405
Ending balance: PCD loans evaluated for impairment (2)	—	—	—	—	—	—	—	3,085	3,085
Loans, net:
Ending balance	$3,680,591	$160,824	$163,520	$30,967	$155,268	$2,585	$4,193,755	$9,899	$4,203,654
Ending balance: individually evaluated for impairment	8,608	609	23	—	84	—	9,324	—	9,324
Ending balance: collectively evaluated for impairment	3,671,983	160,215	163,497	30,967	154,900	2,585	4,184,147	—	4,184,147
Ending balance: PCD loans evaluated for impairment (2)	—	—	—	—	—	—	—	9,899	9,899
PPP loans not evaluated for impairment (3)	—	—	—	—	284	—	284	—	284

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

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)
Note 7 – Deposits

Deposit account balances are summarized as follows (in thousands):

	March 31, 2024	December 31, 2023
Non-interest-bearing checking	$693,671	$694,903
Negotiable orders of withdrawal (“NOW”) and interest-bearing checking	1,277,161	1,231,943
Savings and money market	1,197,230	1,277,866
Certificates of deposit	753,261	673,723
Total deposits	$3,921,323	$3,878,435

Interest expense on deposit accounts is summarized for the periods indicated (in thousands):

	Three Months Ended March 31,
	2024	2023
NOW and interest-bearing checking, savings, and money market	$12,331	$3,843
Certificates of deposit	6,942	3,978
Total interest expense on deposit accounts	$19,273	$7,821

Note 8 – Subordinated Debt

On June 17, 2022, the Company issued $62.0 million in aggregate principal amount of fixed-to-floating subordinated notes (the “Notes”) to certain institutional investors. The Notes mature on June 30, 2032, unless redeemed earlier. The Notes initially bear interest, payable semi-annually in arrears, at a fixed rate of 5.00% per annum until June 30, 2027. Beginning June 30, 2027 and until maturity or redemption, the interest rate applicable to the outstanding principal amount of the Notes due will reset quarterly to an interest rate per annum equal to the then current three-month Secured Overnight Financing Rate plus 200 basis points, payable quarterly in arrears. The Company has the option to redeem the Notes, at par and in whole or in part, beginning on June 30, 2027 and to redeem the Notes at any time in whole upon certain other events. Any redemption of the Notes will be subject to prior regulatory approval to the extent required. Debt issuance costs totaled $1.1 million and are being amortized to maturity. At March 31, 2024 and December 31, 2023, subordinated debt totaled $61.3 million and $61.2 million, respectively, which included $725,000 and $781,000, respectively, of unamortized debt issuance costs. The Company recognized amortization expense of $56,000 for the three months ended March 31, 2024 and 2023, respectively.

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)
Note 9 – Equity Incentive Plans

The following table is a summary of the Company’s stock options outstanding as of March 31, 2024, and changes therein during the three months then ended.

	Number of Stock Options	Weighted Average Grant Date Fair Value	Weighted Average Exercise Price	Weighted Average Contractual Life (years)
Outstanding and Exercisable - December 31, 2023	1,544,306	$4.03	$14.05	1.01
Outstanding and Exercisable - March 31, 2024	1,544,306	4.03	14.05	0.76
 On January 26, 2024, the Company granted to directors and employees, under the 2019 Equity Incentive Plan, 194,049 restricted stock awards with a total grant date fair value of $2.6 million. Of these grants, 38,203 vest one year from the date of grant and 155,846 vest in equal installments over a three-year period beginning one year from the date of grant. The Company also issued 43,672 performance-based restricted stock units to its executive officers with a total grant date fair value of $581,000. Vesting of the performance-based restricted stock units will be based on achievement of certain levels of Core Return on Average Assets and will cliff vest after a three-year measurement period ending January 26, 2027. At the end of the performance period, the number of actual shares to be awarded may vary between 0% and 225% of target amounts.

The following is a summary of the status of the Company’s restricted stock awards and performance-based restricted stock units at March 31, 2024, and changes therein during the three months then ended.

	Number of Shares Awarded	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2023	364,083	$14.34
Granted	237,721	13.28
Vested	(146,968)	14.34
Forfeited	(10,659)	12.43
Non-vested at March 31, 2024	444,177	13.82

Expected future stock award expense related to the non-vested restricted share awards and performance-based restricted stock units as of March 31, 2024, was $5.3 million over a weighted average period of 2.1 years.
During the three months ended March 31, 2024 and March 31, 2023, the Company recorded $620,000 and $718,000, respectively, of stock-based compensation related to the above plan.

Note 10 – Fair Value Measurements
The following tables present the assets reported on the consolidated balance sheets at their estimated fair value as of March 31, 2024, and December 31, 2023, by level within the fair value hierarchy as required by the Fair Value Measurements and Disclosures Topic of the FASB ASC. Financial assets and liabilities are classified in their entirety based on the level of input that is significant to the fair value measurement. The fair value hierarchy is as follows:

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

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)
The methods of determining the fair value of assets and liabilities presented in this note are consistent with our methodologies disclosed in Note 16 to the Consolidated Financial Statements of the Company’s 2022 Annual Report on Form 10-K.

	Fair Value Measurements at March 31, 2024 Using:
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Measured on a recurring basis:
Assets:
Investment securities:
Debt securities available-for-sale:
U.S. Treasuries	$174,314	$174,314	$—	$—
U.S. Government agency	73,711	—	73,711	—
Mortgage-backed securities:
Pass-through certificates:
GSE	314,140	—	314,140	—
REMICs:
GSE	401,864	—	401,864	—
Total mortgage-backed securities	716,004	—	716,004	—
Other debt securities:
Municipal bonds	762	—	762	—
Corporate bonds	110,950	—	110,950	—
	111,712	—	111,712	—
Total debt securities available-for-sale	1,075,741	174,314	901,427	—
Trading securities	12,726	12,726	—	—
Equity securities (1)	1,038	1,038	—	—
Total	$1,089,505	$188,078	$901,427	$—
Measured on a non-recurring basis:
Assets:
Loans individually evaluated for impairment:
Real estate loans:
Commercial real estate	$2,206	$—	$—	$2,206
Multifamily	1,895	—	—	1,895
Home equity and lines of credit	20	—	—	20
Total individually evaluated real estate loans	4,121	—	—	4,121
Commercial and industrial loans	59	—	—	59
Total	$4,180	$—	$—	$4,180

(1) Excludes investment measured at net asset value of $10.0 million at March 31, 2024, which has not been classified in the fair value hierarchy.

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
Measured on a non-recurring basis:
Assets:
Loans individually evaluated for impairment:
Real estate loans:
Commercial real estate	$2,291	$—	$—	$2,291
Multifamily	1,906	—	—	1,906
Home equity and lines of credit	21	—	—	21
Total impaired real estate loans	4,218	—	—	4,218
Commercial and industrial loans	59	—	—	59
Total	$4,277	$—	$—	$4,277

(1) Excludes investment measured at net asset value of $10.3 million at December 31, 2023, which has not been classified in the fair value hierarchy.
The following table presents qualitative information for Level 3 assets measured at fair value on a non-recurring basis at March 31, 2024 and December 31, 2023 (dollars in thousands):

	Fair Value		Valuation Methodology	Unobservable Inputs	Range of Inputs
	March 31, 2024	December 31, 2023			March 31, 2024	December 31, 2023
Individually evaluated loans	$4,180	$4,277	Appraisals	Discount for costs to sell	7.0%	7.0%
				Discount for quick sale	10.0%	10.0%
			Discounted cash flows	Interest rates	4.88% to 7.50%	4.88% to 7.50%

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)
The valuation techniques described below were used to measure fair value of financial instruments in the tables below on a recurring basis and a non-recurring basis at March 31, 2024, and December 31, 2023.
Debt Securities Available for Sale: The estimated fair values for mortgage-backed securities, corporate, and other debt securities are obtained from an independent nationally recognized third-party pricing service. The estimated fair values are derived primarily from cash flow models, which include assumptions for interest rates, credit losses, and prepayment speeds. Broker/dealer quotes are utilized as well, when such quotes are available and deemed representative of the market. The significant inputs utilized in the cash flow models are based on market data obtained from sources independent of the Company (Observable Inputs), and are therefore classified as Level 2 within the fair value hierarchy. There were no transfers of securities between Level 1 and Level 2 during the three months ended March 31, 2024 or March 31, 2023.
Trading Securities: Fair values are derived from quoted market prices in active markets. The assets consist of publicly traded mutual funds.

Equity Securities: Fair values of equity securities consisting of publicly traded mutual funds are derived from quoted market prices in active markets.

Loans Individually Evaluated for Impairment: At March 31, 2024 and December 31, 2023, the Company had loans individually evaluated for impairment (excluding PCD loans) with outstanding principal balances of $5.9 million and $6.0 million, respectively, which were recorded at their estimated fair value of $4.2 million and $4.3 million, respectively. The Company recorded a net decrease in the specific reserve for impaired loans of $900 and a net increase of $7,000 for the three months ended March 31, 2024 and March 31, 2023, respectively. Net charge-offs of $911,000 and $2.0 million were recorded for the three months ended March 31, 2024 and March 31, 2023, respectively, utilizing Level 3 inputs. For purposes of estimating the fair value of impaired loans, management utilizes independent appraisals, if the loan is collateral-dependent, adjusted downward by management, as necessary, for changes in relevant valuation factors subsequent to the appraisal date, or the present value of expected future cash flows for non-collateral dependent loans and TDRs.

Other Real Estate Owned: At March 31, 2024 and December 31, 2023, the Company had no assets acquired through foreclosure.

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

(e)    Loans (Held-for-Investment)
Fair values are estimated for portfolios of loans with similar financial characteristics. Loans are segregated by type such as originated and purchased, and further segregated by residential mortgage, construction, land, multifamily, commercial and consumer. Each loan category is further segmented into amortizing and non-amortizing and fixed and adjustable-rate interest terms and by performing and non-performing categories. The fair value of loans is estimated using a discounted cash flow analysis. The discount rates used to determine fair value use interest rate spreads that reflect factors such as liquidity, credit, and non-performance risk of the loans.

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

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)
The estimated fair values of the Company’s significant financial instruments at March 31, 2024 and December 31, 2023, are presented in the following tables (in thousands):

	March 31, 2024
		Estimated Fair Value
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$238,781	$238,781	$—	$—	$238,781
Trading securities	12,726	12,726	—	—	12,726
Debt securities available-for-sale	1,075,741	174,314	901,427	—	1,075,741
Debt securities held-to-maturity	9,810	—	9,364	—	9,364
Equity securities (1)	1,038	1,038	—	—	1,038
FHLBNY stock, at cost	39,848	—	39,848	—	39,848
Net loans held-for-investment	4,125,433	—	—	3,886,590	3,886,590
Derivative assets	5,182	—	5,182	—	5,182
Financial liabilities:
Deposits	$3,921,323	$—	$3,922,213	$—	$3,922,213
FHLB advances and other borrowings (including securities sold under agreements to repurchase)	1,064,621	—	1,045,705	—	1,045,705
Subordinated debentures, net of issuance costs	61,275	—	45,944	—	45,944
Advance payments by borrowers for taxes and insurance	30,202	—	30,202	—	30,202
Derivative liabilities	5,183	—	5,183	—	5,183

(1) Excludes investment measured at net asset value of $10.0 million at March 31, 2024, which has not been classified in the fair value hierarchy.

	December 31, 2023
		Estimated Fair Value
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$229,506	$229,506	$—	$—	$229,506
Trading securities	12,549	12,549	—	—	12,549
Debt securities available-for-sale	795,464	44,379	751,085	—	795,464
Debt securities held-to-maturity	9,866	—	9,586	—	9,586
Equity securities (1)	330	330	—	—	330
FHLBNY stock, at cost	39,667	—	39,667	—	39,667
Net loans held-for-investment	4,166,119	—	—	3,887,033	3,887,033
Derivative assets	4,903	—	4,903	—	4,903
Financial liabilities:
Deposits	$3,878,435	$—	$3,879,286	$—	$3,879,286
FHLB advances and other borrowings (including securities sold under agreements to repurchase)	859,272	—	844,766	—	844,766
Subordinated debentures, net of issuance costs	61,219		45,531		45,531
Advance payments by borrowers for taxes and insurance	25,102	—	25,102	—	25,102
Derivative liabilities	4,905	—	4,905	—	4,905

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

Diluted earnings per share is computed using the same method as basic earnings per share, but reflects the potential dilution that could occur if stock options were exercised and converted into common stock and unvested shares of restricted stock and performance-based restricted stock units vested. These potentially dilutive shares are then included in the weighted average number of shares outstanding for the period using the treasury stock method. When applying the treasury stock method, the assumed proceeds from option exercises and the average unamortized compensation costs related to unvested shares of restricted stock, performance-based restricted stock units and stock options were added. This sum was then divided by the average stock price for the period to calculate assumed shares repurchased. The excess of the number of shares issuable over the number of shares assumed to be repurchased is added to basic weighted average common shares to calculate diluted earnings per share.

The following is a summary of the Company’s earnings per share calculations and reconciliation of basic to diluted earnings per share for the periods indicated (in thousands, except per share data):

	Three Months Ended March 31,
	2024	2023
Net income available to common stockholders	$6,214	$11,707

Weighted average shares outstanding-basic	42,367,243	44,784,228
Effect of non-vested restricted stock and stock, performance-based restricted stock units and options outstanding	41,710	144,677
Weighted average shares outstanding-diluted	42,408,953	44,928,905
Earnings per share-basic	$0.15	$0.26
Earnings per share-diluted	$0.15	$0.26
Anti-dilutive shares	1,860,882	920,352

Note 12 – Leases

The Company’s leases primarily relate to real estate property for branches and office space with terms extending from two months up to 31.3 years. At March 31, 2024, all of the Company’s leases are classified as operating leases, which are required to be recognized on the consolidated balance sheets as a right-of-use asset and a corresponding lease liability.

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

At March 31, 2024, the Company’s operating lease right-of-use assets and operating lease liabilities included on the consolidated balance sheet were $30.1 million and $34.9 million, respectively. At December 31, 2023, the Company’s operating lease right-of-use assets and operating lease liabilities included on the consolidated balance sheet were $30.2 million and $35.2 million, respectively. Operating lease expense is recognized on a straight-line basis over the lease term, while variable lease payments are recognized as incurred. Variable lease payments include common area maintenance charges, real estate taxes, repairs and maintenance costs and utilities. Operating and variable lease expenses are recorded in occupancy expense on the consolidated statements of comprehensive income.
Supplemental lease information at or for the three months ended March 31, 2024, and March 31, 2023 is as follows (dollars in thousands):

	Three Months Ended March 31,
	2024	2023

Operating lease cost	$1,487	$1,507
Variable lease cost	1,092	906
Net lease cost	$2,579	$2,413
Cash paid for amounts included in measurement of operating lease liabilities	$1,623	$1,606
Right-of-use assets obtained in exchange for new operating lease liabilities	$1,060	$—
Weighted average remaining lease term	10.90 years	11.12 years
Weighted average discount rate	3.63%	3.55%
The following table summarizes lease payment obligations for each of the next five years and thereafter in addition to a reconcilement to the Company's current lease liability (in thousands):

Year	Amount
2024	$4,707
2025	6,028
2026	5,265
2027	4,304
2028	4,038
Thereafter	19,383
Total lease payments	43,725
Less: imputed interest	(8,783)
Present value of lease liabilities	$34,942
As of March 31, 2024, the Company had not entered into any leases that have not yet commenced.

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
At March 31, 2024, the Company had ten interest rate swaps with a notional amount of $72.0 million. At December 31, 2023, the Company had ten interest rate swaps with a notional amount of $72.7 million. There was no fee income related to these swaps for the three months ended March 31, 2024. The Company recorded fee income related to these swaps of $231,000 for the three months ended March 31, 2023.

The table below presents the fair value of the derivatives as well as their location on the consolidated balance sheets (in thousands):

	Fair Value
Balance Sheet Location	March 31, 2024	December 31, 2023
Other assets	$5,182	$4,903
Other liabilities	5,183	4,905

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

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:
•general economic conditions, internationally, nationally, or in our market areas, including inflationary and/or recessionary pressures, employment prospects, real estate values, military conflict, geopolitical risks, and downgrades of the U.S. credit rating;
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
•changes in the quality and/or composition of our loan and securities portfolios, changes in prepayment speeds, and changes in our allowance for credit losses;
•our ability to manage our liquidity, including unanticipated changes in our liquidity position, but not limited to, changes in our access to or the cost of funding and our ability to secure alternate funding sources;
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
•significant increases in asset quality, prepayment speeds and/or our credit losses; and
•changes in the financial condition, results of operations, or future prospects of issuers of securities that we own.

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

Critical Accounting Policies

Note 1 to the Company’s Audited Consolidated Financial Statements for the year ended December 31, 2023, included in the Company’s Annual Report on Form 10-K, as supplemented by this report, contains a summary of significant accounting policies. Various elements of these accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments. Certain assets are carried on the consolidated balance sheets at estimated fair value or the lower of cost or estimated fair value. Policies with respect to the methodologies used to determine the allowance for credit losses on loans and judgments regarding the valuation allowance against deferred tax assets are the most critical accounting policies because they are important to the presentation of the Company’s financial condition and results of operations, involve a higher degree of complexity, and require management to make subjective judgments which often require assumptions or estimates about highly uncertain matters. The use of different judgments, assumptions, and estimates could result in material differences in the results of operations or financial condition. These critical accounting policies and their application are reviewed periodically and, at least annually, with the Audit Committee of the Board of Directors.
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

For a further discussion of the critical accounting policies of the Company, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

Overview
This overview highlights selected information and may not contain all the information that is important to you in understanding our performance during the periods presented. For a more complete understanding of trends, events, commitments, uncertainties, liquidity, capital resources, and critical accounting estimates, you should read this entire document carefully, as well as our Annual Report on Form 10-K for the year ended December 31, 2023.
Net income was $6.2 million for the three months ended March 31, 2024, as compared to $11.7 million for the three months ended March 31, 2023. Basic and diluted earnings per common share were $0.15 for the three months ended March 31, 2024, compared to basic and diluted earnings per common share of $0.26 for the three months ended March 31, 2023. For the three months ended March 31, 2024, our return on average assets was 0.43%, as compared to 0.84% for the three months ended March 31, 2023. For the three months ended March 31, 2024, our return on average stockholders’ equity was 3.59% as compared to 6.82% for the three months ended March 31, 2023. Net earnings for the three months ended March 31, 2024, were down from the comparative prior year period primarily due to an increase in interest expense on deposits and borrowings, offset in part by an increase in interest income on interest-earning assets.
Total assets increased by $253.2 million, or 4.5%, to $5.85 billion at March 31, 2024, from $5.60 billion at December 31, 2023. Total liabilities increased $254.2 million, or 5.2%, to $5.15 billion at March 31, 2024, from $4.90 billion at December 31, 2023.

Comparison of Financial Condition at March 31, 2024 and December 31, 2023
Total assets increased by $253.2 million, or 4.5%, to $5.85 billion at March 31, 2024, from $5.60 billion at December 31, 2023. The increase was primarily due to an increase in available-for-sale debt securities of $280.3 million, or 35.2%, an increase in cash and cash equivalents of $9.3 million, or 4.0%, and an increase in other assets of $2.4 million, or 4.9%, partially offset by a decrease in loans receivable of $41.2 million.

Cash and cash equivalents increased by $9.3 million, or 4.0%, to $238.8 million at March 31, 2024, from $229.5 million at December 31, 2023, primarily due to an increase in Federal Reserve Bank (“FRB”) balances driven by excess cash from borrowings. Balances fluctuate based on the timing of receipt of security and loan repayments and the redeployment of cash into higher-yielding assets such as loans and securities, or the funding of deposit outflows or borrowing maturities. During 2023 and continuing into the first quarter of 2024, management believed it was prudent to increase balance sheet liquidity given general market volatility and uncertainty.

The Company’s available-for-sale debt securities portfolio increased by $280.3 million, or 35.2%, to $1.08 billion at March 31, 2024, from $795.5 million at December 31, 2023. The increase was primarily attributable to purchases of U.S Treasuries, mortgage-backed securities and corporate bonds, partially offset by paydowns, calls and maturities. At March 31, 2024, $716.0 million of the portfolio consisted of residential mortgage-backed securities issued or guaranteed by Fannie Mae, Freddie Mac, or Ginnie Mae. In addition, the Company held $174.3 million in U.S. Treasuries, $73.7 million in U.S. Government agency securities, $111.0 million in corporate bonds, substantially all of which were considered investment grade, and $762,000 in municipal bonds at March 31, 2024. Unrealized losses, net of tax, on available-for-sale debt securities and held-to-maturity securities approximated $32.3 million and $359,000, respectively, at March 31, 2024, and $32.5 million and $279,000, respectively, at December 31, 2023.

Equity securities were $11.0 million at March 31, 2024 and $10.6 million at December 31, 2023. Equity securities are primarily comprised of an investment in a Small Business Administration Loan Fund. This investment is utilized by the Bank as part of its Community Reinvestment Act program.

As of March 31, 2024, non-owner occupied commercial real estate loans (as defined by regulatory guidance) to total risk-based capital was estimated at approximately 446%. Management believes that Northfield Bank (the “Bank”) has implemented appropriate risk management practices, including risk assessments, board-approved underwriting policies and related procedures, which include monitoring Bank portfolio performance, performing market analysis (economic and real estate), and stressing of the Bank’s commercial real estate portfolio under severe, adverse economic conditions. Although management believes the Bank has implemented appropriate policies and procedures to manage its commercial real estate concentration risk, the Bank’s regulators could require it to implement additional policies and procedures or could require it to maintain higher levels of regulatory capital, which might adversely affect its loan originations, the Company's ability to pay dividends, and overall profitability.

Loans held-for-investment, net, decreased by $41.2 million, or 1.0%, to $4.16 billion at March 31, 2024 from $4.20 billion at December 31, 2023, primarily due to decreases in multifamily and commercial real estate loans, partially offset by an increase in commercial and industrial loans. The overall decrease in loan balances reflects the Company remaining strategically focused on both managing the concentration of its commercial and multifamily real estate loan portfolios and disciplined loan pricing, as well as lower customer demand in the current elevated interest rate environment. Multifamily loans decreased $35.1 million, or 1.3%, to $2.72 billion at March 31, 2024 from $2.75 billion at December 31, 2023, commercial real estate loans decreased $13.5 million, or 1.5%, to $916.1 million at March 31, 2024 from $929.6 million at December 31, 2023, one-to-four family residential loans decreased $4.5 million, or 2.8%, to $156.3 million at March 31, 2024 from $160.8 million at December 31, 2023, construction and land loans decreased $453,000, or 1.5%, to $30.5 million at March 31, 2024 from $31.0 million at December 31, 2023, and other loans decreased $944,000, or 36.5%, to $1.6 million at March 31, 2024 from $2.6 million at December 31, 2023. Partially offsetting these decreases was an increase in commercial and industrial loans of $13.3 million, or 8.6%, to $168.6 million at March 31, 2024 from $155.3 million at December 31, 2023.

Our real estate portfolio includes credit risk exposure to loans collateralized by office buildings and multifamily properties in New York State subject to some form of rent regulation limiting rent increases for rent stabilized multifamily properties. At March 31, 2024, office-related loans represented $206.1 million, or approximately 5% of our total loan portfolio, with an average balance of $1.8 million (although we have originated these type of loans in amounts substantially greater than this average) and a weighted average loan-to-value ratio of 58%. Approximately 43% were owner-occupied. The geographic locations of the properties collateralizing our office-related loans are as follows: 54.3% in New York and 45.7% in New Jersey. At March 31, 2024, our largest office-related loan had a principal balance of $90.0 million (with a net active principal balance for the Bank of $30.0 million as we have a 33.3% participation interest), was secured by an office facility located in Staten Island, New York, and was performing in accordance with its original contractual terms. At March 31, 2024, multifamily loans that have some form of rent stabilization or rent control totaled approximately $444.4 million, or approximately 11% of our total loan portfolio, with an average balance of $1.7 million (although we have originated these type of loans in amounts substantially greater than this average) and a weighted average loan-to-value ratio of 52%. At March 31, 2024, our largest rent-regulated loan had a principal balance of $17.1 million, was secured by an apartment building located in Staten Island, New York, and was performing in accordance with its original contractual terms. Management continues to closely monitor its office and rent-regulated portfolios. For further details on our rent-regulated multifamily portfolio see “Asset Quality — Rent Regulated Multifamily Loans.”
Purchased credit-deteriorated (“PCD”) loans totaled $10.0 million and $9.9 million at March 31, 2024 and December 31, 2023, respectively. The majority of the remaining PCD loan balance consists of loans acquired as part of a Federal Deposit Insurance Corporation-assisted transaction. The Company accreted interest income of $426,000 attributable to PCD loans for the three months ended March 31, 2024, as compared to $341,000 for the three months ended March 31, 2023, respectively. PCD loans had an allowance for credit losses of approximately $3.1 million at March 31, 2024.
Total liabilities increased $254.2 million, or 5.2%, to $5.15 billion at March 31, 2024, from $4.90 billion at December 31, 2023. The increase was primarily attributable to increases in borrowings of $205.3 million, primarily FRB borrowings, and total deposits of $42.9 million. The Company routinely utilizes brokered deposits and borrowed funds to manage interest rate risk, the cost of interest-bearing liabilities, and funding needs related to loan originations and deposit activity.
Deposits increased $42.9 million, or 1.1%, to $3.92 billion at March 31, 2024, as compared to $3.88 billion at December 31, 2023. Brokered deposits decreased by $1.3 million, or 1.3%. Deposits, excluding brokered deposits, increased $44.2 million, or 1.2%. The increase in deposits, excluding brokered deposits, was primarily attributable to increases of $30.8 million in time deposits, $44.0 million in transaction accounts and $5.0 million in savings accounts. Transaction growth was attributable to dedicated business development efforts, including targeted marketing mailings, while growth in time deposits was attributable to the current interest rate environment and offering competitive interest rates to attract deposits. These increases were partially offset by a decrease of $35.7 million in money market accounts as customers shifted balances into higher yielding time deposit accounts. Estimated gross uninsured deposits at March 31, 2024 were $1.73 billion. This total includes fully collateralized uninsured governmental deposits and intercompany deposits of $890.4 million, leaving estimated net uninsured deposits of approximately $842.4 million, or 21.5%, of total deposits. At December 31, 2023, estimated net uninsured deposits totaled $869.9 million, or 22.4% of total deposits.

Borrowed funds increased to $1.13 billion at March 31, 2024, from $920.5 million at December 31, 2023. The increase in borrowings for the period was primarily due to an increase in FRB borrowings of $205.5 million under the Federal Reserve Bank Term Funding Program (“BTFP”) which included favorable terms and conditions as compared to FHLB advances. Management utilizes borrowings to mitigate interest rate risk, for short-term liquidity, and to a lesser extent from time to time, as part of leverage strategies.
The following table sets forth term borrowing maturities (excluding overnight borrowings, floating rate advances, and subordinated debt) and the weighted average rate by year at March 31, 2024 (dollars in thousands):

Year	Amount (1)	Weighted Average Rate
2024	$100,765	3.58%
2025	482,500	3.99%
2026	148,000	4.36%
2027	173,000	3.19%
2028	154,288	3.96%
	$1,058,553	3.87%

((1) Borrowings maturing in 2025 include $300.0 million of FRB borrowings that can be repaid without any penalty.
Total stockholders’ equity decreased by $1.0 million to $698.4 million at March 31, 2024, from $699.4 million at December 31, 2023. The decrease was attributable to $3.1 million in stock repurchases and $5.6 million in dividend payments, partially offset by net income of $6.2 million for the three months ended March 31, 2024, a $743,000 increase in accumulated other comprehensive income associated with an increase in the estimated fair value of our debt securities available-for-sale portfolio, and a $700,000 increase in equity award activity. During the three months ended March 31, 2024, the Company repurchased 252,631 of its common stock outstanding at an average price of $12.17 for a total of $3.1 million pursuant to approved stock repurchase plans. As of March 31, 2024, the Company had no remaining capacity under its current repurchase program. The Board of Directors approved a new $5.0 million stock repurchase plan on April 24, 2024.
Comparison of Operating Results for the Three Months Ended March 31, 2024 and 2023

Net Income. Net income was $6.2 million and $11.7 million for the three months ended March 31, 2024 and March 31, 2023, respectively. Significant variances from the comparable prior year period are as follows: a $7.0 million decrease in net interest income, a $449,000 decrease in the provision for credit losses on loans, a $1.2 million increase in non-interest expense, and a $2.2 million decrease in income tax expense.

Interest Income. Interest income increased $8.7 million, or 17.5%, to $58.6 million for the three months ended March 31, 2024, from $49.9 million for the three months ended March 31, 2023, primarily due to a 51 basis point increase in yield on interest-earning assets due to the rising rate environment coupled with a $135.1 million, or 2.5%, increase in the average balance of interest-earning assets. The increase in the average balance of interest-earning assets was primarily due to increases in the average balance of interest-earning deposits in financial institutions of $185.6 million and the average balance of other securities of $116.0 million, partially offset by decreases in the average balance of loans of $70.1 million and the average balance of mortgage-backed securities of $97.9 million. The Company accreted interest income related to PCD loans of $426,000 for the three months ended March 31, 2024, as compared to $341,000 for the three months ended March 31, 2023. Interest income for the three months ended March 31, 2024, included loan prepayment income of $351,000 as compared to $961,000 for the three months ended March 31, 2023.

Interest Expense. Interest expense increased $15.7 million, or 104.7%, to $30.8 million for the three months ended March 31, 2024, as compared to $15.0 million for the three months ended March 31, 2023. The increase was primarily due to an increase in interest expense on deposits of $11.5 million, or 146.4%, and an increase in interest expense on borrowings of $4.3 million, or 66.8%. The increase in interest expense on deposits was attributable to a 148 basis point increase in the cost of interest-bearing deposits from 1.01% to 2.49% for the three months ended March 31, 2024, due to rising market interest rates and a shift in the composition of the deposit portfolio towards higher-costing certificates of deposit. The increase in interest expense on deposits was partially offset by a $29.8 million, or 0.9%, decrease in the average balance of interest-bearing deposits due to a decrease in transaction accounts. The increase in interest expense on borrowings was attributable to a 47 basis point increase in the average cost of borrowings, and a $346.0 million, or 45.3%, increase in the average balance of borrowings.

Net Interest Income.  Net interest income for the three months ended March 31, 2024, decreased $7.0 million, or 20.1%, to $27.9 million, from $34.9 million for the three months ended March 31, 2023, primarily due to a 60 basis point decrease in net interest margin to 2.03% from 2.63% for the three months ended March 31, 2023. The decrease in net interest margin was primarily due to interest-bearing liabilities repricing faster than interest-earning assets. The cost of interest-bearing liabilities increased by 136 basis points to 2.89% for the three months ended March 31, 2024, from 1.53% for the three months ended March 31, 2023, driven primarily by a 47 basis point increase in the cost of borrowings from 3.40% to 3.87% and a 148 basis point increase in the cost of interest-bearing deposits from 1.01% to 2.49% for the three months ended March 31, 2024, due to rising market interest rates, a shift in the composition of the deposit portfolio towards higher-costing certificates of deposit, and a greater reliance on borrowings. The increase in the cost of interest-bearing liabilities was partially offset by an increase in the yield on interest-earning assets, which increased 51 basis points to 4.27% for the three months ended March 31, 2024, from 3.76% for the three months ended March 31, 2023, due to an increase in yields on all classes of interest-earning assets due to the higher interest rate environment. The net interest margin was also negatively affected by approximately eight basis points for the three months ending March 31, 2024, due to a $300 million low risk leverage strategy.

Provision for Credit Losses. The provision for credit losses on loans decreased by $449,000 to $415,000 for the three months ended March 31, 2024, compared to $864,000 for the three months ended March 31, 2023, primarily due to a decline in loan balances, lower net charge-offs and an improvement in the economic forecast for the current period within our Current Expected Credit Loss (“CECL”) model. Partially offsetting the decrease was an increase in reserves in the commercial and industrial and home equity and lines of credit portfolios related to an increase in non-performing loans in these categories. Net charge-offs were $911,000 for the three months ended March 31, 2024, primarily due to $894,000 in net charge-offs on small business unsecured commercial and industrial loans, as compared to net charge-offs of $2.0 million for the three months ended March 31, 2023. Management continues to monitor the small business unsecured commercial and industrial loan portfolio, which totaled $35.6 million at March 31, 2024.

Non-interest Income. Non-interest income remained stable at $3.4 million for the three months ended March 31, 2024 as compared to $3.3 million for the three months ended March 31, 2023. Fees and service charges increased by $235,000, primarily due to increases in overdraft fees. Gains on trading securities, net, increased by $187,000. Partially offsetting these increases was a decrease in other non-interest income of $466,000, primarily due to lower swap fee income. For the three months ended March 31, 2024, gains on trading securities were $699,000, as compared to gains of $512,000 for the three months ended March 31, 2023. The trading portfolio is utilized to fund the Company’s deferred compensation obligation to certain employees and directors of the Company's deferred compensation plan (the “Plan”). The participants of this Plan, at their election, defer a portion of their compensation. Gains and losses on trading securities have no effect on net income since participants benefit from, and bear the full risk of, changes in the trading securities market values. Therefore, the Company records an equal and offsetting amount in compensation expense, reflecting the change in the Company’s obligations under the Plan.

Non-interest Expense. Non-interest expense increased $1.2 million, or 5.7%, to $22.3 million for the three months ended March 31, 2024, compared to $21.1 million for the three months ended March 31, 2023. The increase was primarily due to a $1.7 million increase in employee compensation and benefits, primarily attributable to higher salary expense, related to annual merit increases, an increase in medical expense and an increase in the mark to market expense of the Company's deferred compensation plan, which as discussed above has no effect on net income. Additionally, there was a $181,000 increase in occupancy expense, primarily due to higher repair and maintenance expense. Partially offsetting the increases was a $162,000 decrease in professional fees, and a $329,000 decrease in advertising expense due to timing of certain campaigns.

Income Tax Expense. The Company recorded income tax expense of $2.3 million for the three months ended March 31, 2024, compared to $4.5 million for the three months ended March 31, 2023, with the decrease due to lower taxable income. The effective tax rate for the three months ended March 31, 2024, was 27.0% compared to 27.9% for the three months ended March 31, 2023. The Company expects that in the second quarter of 2024, options granted in 2014 will expire and this will result in additional tax expense of approximately $700,000 in the second quarter.

The following table sets forth average balances, average yields and costs, and certain other information for the periods indicated.

	For the Three Months Ended
	March 31, 2024			March 31, 2023
	Average Outstanding Balance	Interest	Average Yield/ Rate (1)	Average Outstanding Balance	Interest	Average Yield/ Rate (1)
Interest-earning assets:
Loans (2)	$4,174,668	$46,047	4.44%	$4,244,772	$43,707	4.18%
Mortgage-backed securities (3)	648,811	4,398	2.73	746,735	3,792	2.06
Other securities (3)	391,980	3,841	3.94	275,957	1,385	2.04
Federal Home Loan Bank of New York stock	39,599	970	9.85	38,066	465	4.95
Interest-earning deposits in financial institutions	262,884	3,392	5.19	77,269	578	3.03
Total interest-earning assets	5,517,942	58,648	4.27	5,382,799	49,927	3.76
Non-interest-earning assets	266,428			239,984
Total assets	$5,784,370			$5,622,783

Interest-bearing liabilities:
Savings, NOW, and money market accounts	$2,464,297	12,331	2.01%	$2,523,620	3,843	0.62%
Certificates of deposit	654,328	6,942	4.27	624,762	3,978	2.58
Total interest-bearing deposits	3,118,625	19,273	2.49	3,148,382	7,821	1.01
Borrowed funds	1,108,880	10,663	3.87	762,928	6,391	3.40
Subordinated debt	61,239	828	5.44	61,015	819	5.44
Total interest-bearing liabilities	4,288,744	30,764	2.89	3,972,325	15,031	1.53
Non-interest bearing deposits	699,640			848,098
Accrued expenses and other liabilities	99,594			105,685
Total liabilities	5,087,978			4,926,108
Stockholders' equity	696,392			696,675
Total liabilities and stockholders' equity	$5,784,370			$5,622,783

Net interest income		$27,884			$34,896
Net interest rate spread (4)			1.38%			2.23%
Net interest-earning assets (5)	$1,229,198			$1,410,474
Net interest margin (6)			2.03%			2.63%
Average interest-earning assets to interest-bearing liabilities			128.66%			135.51%

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

Asset Quality

PCD Loans (Held-for-Investment)

Based on its detailed review of PCD loans and experience in loan workouts, management believes it has a reasonable expectation about the amount and timing of future cash flows and accordingly has classified PCD loans ($10.0 million and $9.9 million at March 31, 2024 and December 31, 2023, respectively) as accruing, even though they may be contractually past due. At March 31, 2024, 3.5% of PCD loans were past due 30 to 89 days, and 28.2% were past due 90 days or more, as compared to 2.9% and 27.1%, respectively, at December 31, 2023.

Loans

The following table details total non-accrual loans (excluding PCD), non-performing assets, loans over 90 days delinquent on which interest is accruing, and accruing loans 30 to 89 days delinquent at March 31, 2024 and December 31, 2023 (dollars in thousands):

	March 31, 2024	December 31, 2023
Non-accrual loans:
Held-for-investment
Real estate loans:
Multifamily	$2,676	$2,709
Commercial	10,680	6,491
One-to-four family residential	101	104
Home equity and lines of credit	1,125	499
Commercial and industrial	2,200	305
Other	6	7
Total non-accrual loans held-for-investment	16,788	10,115
Loans delinquent 90 days or more and still accruing:
Held-for-investment
Real estate loans:
Multifamily	192	201
One-to-four family residential	137	406
Home equity and lines of credit	124	711
Total loans delinquent 90 days or more and still accruing held-for-investment	453	1,318
Total non-performing assets	$17,241	$11,433
Non-performing loans to total loans	0.41%	0.27%
Non-performing assets to total assets	0.29%	0.20%
Accruing loans 30 to 89 days delinquent	$8,266	$8,683

At March 31, 2024, total non-performing loans included $1.7 million of modified loans to borrowers experiencing financial difficulty and $3.2 million of troubled debt restructuring (“TDR”) loans that existed prior to adoption of Accounting Standards Update (“ASU”) 2022-02 on January 1, 2023. At December 31, 2023, total non-performing loans included $236,000 of modified loans to borrowers experiencing financial difficulty and $3.3 million of troubled debt TDR loans that existed prior to the adoption of ASU 2022-02.

The increase in non-accrual commercial real estate loans from December 31, 2023, was primarily attributable to one loan with a balance of $4.4 million, which was put on non-accrual status during the current quarter. Based on the results of the impairment analysis for this loan as of March 31, 2024, no impairment reserve was necessary as the loan is adequately covered by collateral (a private residence and retail property, both located in Monmouth County, New Jersey), with aggregate appraised values totaling $8.7 million. The increase in non-accrual commercial and industrial loans was primarily due to an increase in non-performing unsecured small business loans. Unsecured small business loans totaled $35.6 million and $37.4 million at March 31, 2024 and December 31, 2023, respectively. Management continues to monitor the small business unsecured commercial and industrial loan portfolio.

Other Real Estate Owned

At March 31, 2024 and December 31, 2023, the Company had no assets acquired through foreclosure.

Accruing Loans 30 to 89 Days Delinquent

Loans 30 to 89 days delinquent and on accrual status totaled $8.3 million and $8.7 million at March 31, 2024 and December 31, 2023, respectively. The following table sets forth delinquencies for accruing loans by type and by amount at March 31, 2024 and December 31, 2023 (in thousands):

	March 31, 2024	December 31, 2023
Held-for-investment
Real estate loans:
Multifamily	$171	$740
Commercial	2,106	1,010
One-to-four family residential	1,171	3,339
Home equity and lines of credit	1,029	817
Construction and land	1,727	—
Commercial and industrial loans	2,062	2,767
Other loans	—	10
Total delinquent accruing loans held-for-investment	$8,266	$8,683

Rent-Regulated Multifamily Loans

Our multifamily loan portfolio at March 31, 2024 totaled $2.72 billion, or 65% of our total loan portfolio, of which $444.4 million, or 11%, included loans collateralized by properties in New York with units subject to some percentage of rent regulation. The table below sets forth details about our multifamily loan portfolio in New York (dollars in thousands).

% Rent Regulated	Number of Loans	Balance	% Portfolio Total NY Multifamily Portfolio	Average Balance	Largest Loan	LTV*	DSCR*	30-89 Days Delinquent	Non-Accrual	Special Mention	Substandard
0	256	$314,582	41.4%	$1,229	$16,757	52.1%	1.58x	$363	$375	$788	$1,075
>0-10	3	4,797	0.6	1,599	2,148	52.0	1.46	—	—	—	—
>10-20	13	18,958	2.5	1,458	2,896	49.7	1.57	—	—	—	—
>20-30	8	18,067	2.4	2,258	5,573	55.4	1.41	—	—	—	—
>30-40	12	15,392	2.0	1,283	3,136	48.9	1.73	—	—	—	—
>40-50	17	22,456	3.0	1,321	2,772	48.7	1.62	—	—	—	—
>50-60	6	9,600	1.3	1,600	2,368	40.3	2.03	—	—	—	—
>60-70	5	16,803	2.2	3,361	11,493	55.2	1.47	—	—	—	—
>70-80	7	15,526	2.1	2,218	4,765	47.5	1.59	—	—	—	—
>80-90	18	21,109	2.8	1,173	3,170	47.1	1.68	—	—	—	—
>90-100	167	301,691	39.7	1,807	17,113	52.8	1.68	—	2,301	—	4,587
Total	512	$758,981	100.0%	$1,482	$17,113	51.9%	1.63x	$363	$2,676	$788	$5,662
The table below sets forth our New York rent-regulated loans by county (dollars in thousands):

County	Balance	LTV*	DSCR*
Bronx	$120,694	52.1%	1.64x
Kings	193,025	51.7%	1.68
Nassau	2,196	36.5%	1.88
New York	41,181	47.3%	1.51
Queens	39,437	44.8%	1.88
Richmond	29,981	60.8%	1.68
Westchester	17,885	62.5%	1.37
Total	$444,399	51.8%	1.66x

* Weighted Average
None of the loans that are rent-regulated in New York are interest only. During the remainder of 2024, 12 loans with an aggregate principal balance of $17.5 million will re-price.

Liquidity and Capital Resources
Liquidity. The objective of our liquidity management is to ensure the availability of sufficient funds to meet financial commitments and deposit withdrawals, to repay borrowings as they mature, and to fund new loans and investments as opportunities arise.
The Bank's primary sources of funds are deposits, principal and interest payments on loans and securities, borrowed funds, the proceeds from maturing securities and short-term investments, and to a lesser extent, proceeds from the sales of loans and securities, and wholesale borrowings. The scheduled amortization of loans and securities, as well as proceeds from borrowed funds, are predictable sources of funds. Other funding sources, however, such as deposit inflows and loan prepayments are greatly influenced by market interest rates, economic conditions, and competition. The Bank is a member of the FHLBNY, which provides an additional source of short-term and long-term funding. The Bank also has short-term borrowing capabilities with the FRB. On March 12, 2023, the Board of Governors of the Federal Reserve System created the Bank Term Funding Program (“BTFP”), which aims to enhance liquidity by allowing institutions to pledge certain securities at par value, and a pay a borrowing rate of ten basis points over the one-year overnight index swap rate. The BTFP is available to eligible U.S. federally insured depository institutions, with advances having a term of up to one year and no prepayment penalties. As of March 31, 2024, the Company had borrowed $300.0 million under the BTFP. The BTFP ceased making new loans on March 11, 2024. The Bank’s total short-term borrowed funds, excluding lease obligations, floating rate advances and an overnight line of credit, were $1.06 billion at March 31, 2024, and had a weighted average interest rate of 3.87%. A total of $508.3 million of these borrowings will mature in less than one year. Short-term borrowed funds, excluding floating rate advances, were $853.1 million at December 31, 2023.

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

The Bank has the ability to obtain additional funding from the FHLBNY of approximately $1.38 billion utilizing unencumbered securities of $561.2 million, loans of $820.7 million, and encumbered securities of $533,000 at March 31, 2024. Additionally, the Bank has remaining borrowing capacity utilizing encumbered securities through the FRB Discount Window of $7.0 million. The Bank expects to have sufficient funds available to meet current commitments in the normal course of business.

The Company has a diversified deposit base, and government deposits are collateralized by assets or letters of credit issued by the FHLBNY. Estimated gross uninsured deposits at March 31, 2024 were $1.73 billion. This total includes fully collateralized uninsured governmental deposits and intercompany deposits of $890.4 million, leaving estimated net uninsured deposits of approximately $842.4 million, or 21.5%, of total deposits. At December 31, 2023, estimated net uninsured deposits totaled $869.9 million, or 22.4% of total deposits.

Northfield Bancorp, Inc. (standalone) is a separate legal entity from the Bank and must provide for its own liquidity to pay dividends, repurchase its stock, and for other corporate purposes. Northfield Bancorp, Inc.'s primary source of liquidity is dividend payments from the Bank. At March 31, 2024, Northfield Bancorp, Inc. (standalone) had liquid assets of $20.5 million.

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

The federal banking agencies developed a “Community Bank Leverage Ratio” (“CBLR”) (the ratio of a bank’s tangible equity capital to average total consolidated assets) for financial institutions with assets of less than $10 billion. A qualifying community bank that exceeds this ratio will be deemed to be in compliance with all other capital and leverage requirements, including the capital requirements to be considered “well capitalized” under Prompt Corrective Action statutes. The federal banking agencies have approved 9% as the current minimum capital for the CBLR. Northfield Bank and Northfield Bancorp have elected to opt into the CBLR framework. The CBLR replaced the risk-based and leverage capital requirements in the generally applicable capital rules.

At March 31, 2024, and December 31, 2023, as set forth in the following table, both Northfield Bank and Northfield Bancorp, Inc. exceeded all of the regulatory capital requirements to which they were subject at such dates.

	Northfield Bank	Northfield Bancorp, Inc.	For Capital Adequacy Purposes	For Well Capitalized Under Prompt Corrective Action Provisions
As of March 31, 2024:
CBLR	12.35%	12.00%	9.00%	9.00%
As of December 31, 2023:
CBLR	12.80%	12.58%	9.00%	9.00%
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
Commitments to fund unused lines of credit are agreements to lend additional funds to customers as long as there have been no violations of any of the conditions established in the agreements (original or restructured). Commitments to originate loans generally have a fixed expiration or other termination clauses, which may require payment of a fee. Since some of these loan commitments are expected to expire without being drawn upon, total commitments do not necessarily represent future cash requirements. At March 31, 2024, the reserve for commitments to fund unused lines of credit recorded in accrued expenses and other liabilities was $319,000.

For further information regarding our off-balance sheet arrangements and contractual obligations, see "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

Accounting Pronouncements Not Yet Adopted

ASU No. 2023-07. In November 2023, the FASB issued Accounting Standards Update (“ASU”) No. 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures”. The amendments in this ASU require improved reportable segment information on an annual and interim basis, primarily through enhanced disclosures about significant segment expenses. This update will be effective for financial statements issued for fiscal years beginning after December 15, 2023, and interim periods for fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company is currently evaluating the impact of this standard on the consolidated financial statements.

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

Net Portfolio Value Analysis. We compute amounts by which the net present value of our assets and liabilities (net portfolio value or “NPV”), would change in the event market interest rates change over an assumed range of rates. Our simulation model uses a discounted cash flow analysis to measure the interest rate sensitivity of our NPV. Depending on current market interest rates, we estimate the economic value of these assets and liabilities under the assumption that interest rates experience an instantaneous and sustained increase or decrease of 100, 200, 300, or 400 basis points, which is based on the current interest rate environment. A basis point equals one-hundredth of one percent, and 100 basis points equals one percent. An increase in interest rates from 3% to 4% would mean, for example, a 100 basis point increase in the “Change in Interest Rates” column below.

Net Interest Income Analysis.  In addition to NPV calculations, we analyze our sensitivity to changes in interest rates through our net interest income model. Net interest income is the difference between the interest income we earn on our interest-earning assets, such as loans and securities, and the interest we pay on our interest-bearing liabilities, such as deposits and borrowings. In our model, we estimate what our net interest income would be for a twelve-month period. Depending on current market interest rates we then calculate what the net interest income would be for the same period under the assumption that interest rates experience an instantaneous and sustained increase or decrease of 100, 200, 300, or 400 basis points, which is based on the current interest rate environment.

The following tables set forth, as of March 31, 2024 and December 31, 2023, our calculation of the estimated changes in our NPV, NPV ratio, and percent change in net interest income that would result from the designated instantaneous and sustained changes in interest rates (dollars in thousands). Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments and deposit repricing characteristics, including decay rates, and correlations to movements in interest rates, and should not be relied on as indicative of actual results.

	At March 31, 2024
Change in Interest Rates (basis points)	Estimated Present Value of Assets	Estimated Present Value of Liabilities	Estimated NPV	Estimated Change In NPV	Estimated Change in NPV %	Estimated NPV/Present Value of Assets Ratio	Next 12 Months Net Interest Income Percent Change	Months 13-24 Net Interest Income Percent Change
+400	$5,127,261	$4,473,500	$653,761	$(155,873)	(19.25)%	12.75%	(18.91)%	(10.27)%
+300	5,232,450	4,542,623	689,827	(119,807)	(14.80)	13.18	(14.16)	(7.97)
+200	5,349,378	4,614,998	734,380	(75,254)	(9.29)	13.73	(8.73)	(4.25)
+100	5,466,170	4,690,995	775,175	(34,459)	(4.26)	14.18	(3.73)	(1.32)
—	5,580,701	4,771,067	809,634	—	—	14.51	—	—
(100)	5,697,810	4,860,392	837,418	27,784	3.43	14.70	1.50	(1.26)
(200)	5,811,547	4,954,956	856,591	46,957	5.80	14.74	1.72	(4.70)
(300)	5,931,718	5,054,638	877,080	67,446	8.33	14.79	1.65	(8.56)
(400)	6,107,355	5,181,543	925,812	116,178	14.35	15.16	1.66	(8.24)

	At December 31, 2023
Change in Interest Rates (basis points)	Estimated Present Value of Assets	Estimated Present Value of Liabilities	Estimated NPV	Estimated Change In NPV	Estimated Change in NPV %	Estimated NPV/Present Value of Assets Ratio	Next 12 Months Net Interest Income Percent Change	Months 13-24 Net Interest Income Percent Change
+400	$4,845,088	$4,222,267	$622,821	$(139,446)	(18.29)%	12.85%	(20.93)%	(5.16)%
+300	4,945,428	4,292,831	652,597	(109,670)	(14.39)%	13.20%	(15.79)%	(4.31)%
+200	5,060,164	4,366,834	693,330	(68,937)	(9.04)%	13.70%	(9.91)%	(1.91)%
+100	5,174,386	4,444,681	729,705	(32,562)	(4.27)%	14.10%	(4.52)%	(0.49)%
—	5,289,153	4,526,886	762,267	—	—%	14.41%	—%	—%
(100)	5,410,037	4,618,015	792,022	29,755	3.90%	14.64%	2.73%	(1.32)%
(200)	5,531,944	4,714,497	817,447	55,180	7.24%	14.78%	4.51%	(4.34)%
(300)	5,653,051	4,818,672	834,379	72,112	9.46%	14.76%	4.39%	(9.12)%
(400)	5,815,435	4,954,580	860,855	98,588	12.93%	14.80%	4.19%	(9.12)%
At March 31, 2024, in the event of a 400 basis point decrease in interest rates, we would experience a 14.35% increase in estimated net portfolio value, a 1.66% increase in net interest income in year one, and an 8.24% decrease in net interest income in year two. In the event of a 400 basis point increase in interest rates, we would experience a 19.25% decrease in estimated net portfolio value, an 18.91% decrease in net interest income in year one and a 10.27% decrease in net interest income in year two. Our policies provide that, in the event of a 200 basis point decrease or less in interest rates, our net present value ratio should decrease by no more than 300 basis points and 10%, and in the event of a 400 basis point increase or less, our net present value should decrease by no more than 475 basis points and 35%. In the event of a 200 basis point decrease or less, our projected net interest income should decrease by no more than 10% in year one and 20% in year two, and in the event of a 400 basis point increase or less, our projected net interest income should decrease by no more than 39% in year one and 26% in year two. At March 31, 2024 and December 31, 2023, we were in compliance with all Board-approved policies with respect to interest rate risk management.
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

ITEM 4.    CONTROLS AND PROCEDURES
An evaluation was performed under the supervision and with the participation of the Company’s management, including the President and Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of March 31, 2024. Based on that evaluation, the Company’s management, including the President and Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

During the three months ended March 31, 2024, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

ITEM 1.     LEGAL PROCEEDINGS
The Company and subsidiaries are subject to various legal actions arising in the normal course of business.  In the opinion of management, the resolution of these legal actions is not expected to have a material adverse effect on the Company’s consolidated financial condition or results of operations.

ITEM 1A.  RISK FACTORS

During the quarter ended March 31, 2024, there have been no material changes to the risk factors as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, as filed with the Securities and Exchange Commission, except as previously disclosed in our other filings with the Securities and Exchange Commission.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES
(a)Unregistered Sale of Equity Securities. There were no sales of unregistered securities during the period covered by this report.
(b)Use of Proceeds. Not applicable.
(c)Repurchases of Our Equity Securities.
On November 7, 2023, the Board of Directors of the Company approved a $7.5 million stock repurchase program which was completed in January 2024, and on April 24, 2024, the Board of Directors of the Company approved a new $5.0 million stock repurchase program. The new program permits the Company's shares of common stock to be repurchased in open market or private transactions, through block trades, and pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities and Exchange Commission. The timing of the repurchases depends on certain factors, including but not limited to, market conditions and prices, the Company’s liquidity and capital requirements, and alternative uses of capital. Any repurchased shares are held as treasury stock and available for general corporate purposes. The repurchases can be suspended, terminated or modified at any time for any reason, including market conditions, the cost of repurchasing shares, the availability of alternative investment opportunities, liquidity, and other factors deemed appropriate.

The following table reports information regarding purchases of the Company’s common stock during the three months ended March 31, 2024.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (in thousands)
January 1, 2024 to January 31, 2024	252,631	$12.17	252,631	$—
February 1, 2024 to February 29, 2024	—		—	—
March 1, 2024 to March 31, 2024	—		—	—
Total	252,631		252,631

In addition to the repurchases disclosed above, participants in the Company's stock-based incentive plans may have shares withheld to cover income taxes upon the vesting of restricted stock awards. Shares withheld to cover income taxes upon the vesting of restricted stock awards are repurchased pursuant to the terms of the applicable plan and not under the Company's stock repurchase program. Shares repurchased pursuant to these plans during the three months ended three months ended March 31, 2024 were as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share
January 1, 2024 to January 31, 2024	—	$—
February 1, 2024 to February 28, 2024	18,765	11.87
March 1, 2024 to March 31, 2024	—	—
Total	18,765	$11.87

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES
    None.

ITEM 4.     MINE SAFETY DISCLOSURES
    Not applicable.

ITEM 5.     OTHER INFORMATION
    During the three months ended March 31, 2024, no directors or executive officers of the Company adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) and/or any “Rule 10b5-1 trading arrangement.”

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

101.INS	XBRL (Extensible Business Reporting Language) Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover page information from the Company's Quarterly Report on Form 10-Q filed May 10, 2024, formatted in Inline XBRL.

(1) Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTHFIELD BANCORP, INC.
(Registrant)

Date: May 10, 2024

/s/ Steven M. Klein
Steven M. Klein
Chairman, President and Chief Executive Officer

/s/ William R. Jacobs
William R. Jacobs
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)