Form 10-Q
period 2024-06-30
Northfield Bancorp, Inc.
filed 2024-08-09
CIK 1493225

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024
or
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
As of July 31, 2024, the registrant had 43,186,202 shares of Common Stock, par value $0.01 per share, issued and outstanding.

NORTHFIELD BANCORP, INC.
Form 10-Q Quarterly Report

PART I
ITEM 1.     FINANCIAL STATEMENTS

NORTHFIELD BANCORP, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited) (In thousands, except share amounts)

	June 30, 2024	December 31, 2023
ASSETS:
Cash and due from banks	$14,575	$13,889
Interest-bearing deposits in other financial institutions	138,914	215,617
Total cash and cash equivalents	153,489	229,506
Trading securities	12,939	12,549
Debt securities available-for-sale, at estimated fair value (with no allowance for credit losses at June 30, 2024 and December 31, 2023)	1,119,439	795,464
Debt securities held-to-maturity, at amortized cost	9,749	9,866
(estimated fair value of $9,235 at June 30, 2024, and $9,586 at December 31, 2023, with no allowance for credit losses at June 30, 2024 and December 31, 2023)
Equity securities	13,964	10,629
Loans held-for-investment	4,091,220	4,203,654
Less: allowance for credit losses	(34,780)	(37,535)
Net loans held-for-investment	4,056,440	4,166,119
Accrued interest receivable	19,343	18,491
Bank-owned life insurance	173,483	171,543
Federal Home Loan Bank (“FHLB”) of New York stock, at cost	41,785	39,667
Operating lease right-of-use assets	29,305	30,202
Premises and equipment, net	23,628	24,771
Goodwill	41,012	41,012
Other assets	51,785	48,577
Total assets	$5,746,361	$5,598,396
LIABILITIES AND STOCKHOLDERS’ EQUITY:
LIABILITIES:
Deposits	$3,798,474	$3,878,435
Securities sold under agreements to repurchase	—	25,000
FHLB advances and other borrowings	1,089,727	834,272
Subordinated debentures, net of issuance costs	61,331	61,219
Operating lease liabilities	34,035	35,205
Advance payments by borrowers for taxes and insurance	26,113	25,102
Accrued expenses and other liabilities	43,657	39,718
Total liabilities	5,053,337	4,898,951
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value: 25,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value: 150,000,000 shares authorized, 64,770,875 shares issued at
June 30, 2024 and December 31, 2023, 43,466,961 and 44,524,929 outstanding at June 30, 2024 and December 31, 2023, respectively	648	648
Additional paid-in-capital	589,349	590,973
Unallocated common stock held by employee stock ownership plan	(13,909)	(14,340)
Retained earnings	434,310	433,227
Accumulated other comprehensive loss	(29,401)	(32,442)
Treasury stock at cost: 21,303,914 and 20,245,946 shares at June 30, 2024 and December 31, 2023, respectively	(287,973)	(278,621)
Total stockholders’ equity	693,024	699,445
Total liabilities and stockholders’ equity	$5,746,361	$5,598,396
See accompanying notes to unaudited consolidated financial statements.

NORTHFIELD BANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited) (In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Interest income:
Loans	$45,967	$45,300	$92,014	$89,007
Mortgage-backed securities	7,355	3,714	11,753	7,506
Other securities	3,506	1,113	7,347	2,498
FHLB of New York dividends	935	727	1,905	1,192
Deposits in other financial institutions	2,457	816	5,849	1,394
Total interest income	60,220	51,670	118,868	101,597
Interest expense:
Deposits	20,664	10,483	39,937	18,304
Borrowings	10,041	9,198	20,704	15,589
Subordinated debt	828	828	1,656	1,647
Total interest expense	31,533	20,509	62,297	35,540
Net interest income	28,687	31,161	56,571	66,057
(Benefit) provision for credit losses	(618)	30	(203)	894
Net interest income after (benefit) provision for credit losses	29,305	31,131	56,774	65,163
Non-interest income:
Fees and service charges for customer services	1,570	1,309	3,185	2,689
Income on bank-owned life insurance	976	889	1,940	1,759
Gains (losses) on available-for-sale debt securities, net	1	(18)	1	(17)
Gains on trading securities, net	188	506	887	1,018
Gain on sale of loans	51	35	51	35
Other	73	95	176	664
Total non-interest income	2,859	2,816	6,240	6,148
Non-interest expense:
Compensation and employee benefits	13,388	12,353	26,153	23,390
Occupancy	3,222	3,244	6,775	6,616
Furniture and equipment	477	460	961	914
Data processing	2,177	2,071	4,324	4,314
Professional fees	681	768	1,490	1,739
Advertising	482	573	1,000	1,420
Federal Deposit Insurance Corporation insurance	649	568	1,237	1,172
Credit loss expense (benefit) for off-balance sheet exposures	103	(661)	186	(550)
Other	1,814	1,399	3,199	2,888
Total non-interest expense	22,993	20,775	45,325	41,903
Income before income tax expense	9,171	13,172	17,689	29,408
Income tax expense	3,214	3,613	5,518	8,142
Net income	$5,957	$9,559	$12,171	$21,266
Net income per common share:
Basic	$0.14	$0.22	$0.29	$0.48
Diluted	$0.14	$0.22	$0.29	$0.48
See accompanying notes to unaudited consolidated financial statements.

NORTHFIELD BANCORP, INC. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME - (Continued) (Unaudited) (In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income	$5,957	$9,559	$12,171	$21,266
Other comprehensive income (loss):
Unrealized gains (losses) on debt securities available-for-sale:
Net unrealized holding gains (losses)	3,199	(3,891)	4,175	4,506
Less: reclassification adjustment for net (gains) losses included in net income	(1)	18	(1)	17
Net unrealized gains (losses)	3,198	(3,873)	4,174	4,523
Post-retirement benefits adjustment	—	—	58	—
Other comprehensive income (loss) before tax	3,198	(3,873)	4,232	4,523
Income tax (expense) benefit related to net unrealized holding gains (losses) on debt securities available-for-sale	(900)	1,089	(1,175)	(1,261)
Income tax benefit related to reclassification adjustment for losses included in net income	—	(5)	—	(5)
Income tax benefit related to post retirement benefit adjustment	—	—	(16)	—
Other comprehensive income (loss), net of tax	2,298	(2,789)	3,041	3,257
Comprehensive income	$8,255	$6,770	$15,212	$24,523

See accompanying notes to unaudited consolidated financial statements.

NORTHFIELD BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Three Months Ended June 30, 2024 and 2023
(Unaudited) (In thousands, except share data)

	Common Stock
	Shares Outstanding	Par Value	Additional Paid-in Capital	Unallocated Common Stock Held by the Employee Stock Ownership Plan	Retained Earnings	Accumulated Other Comprehensive Income (loss) Net of tax	Treasury Stock	Total Stockholders' Equity
Balance at March 31, 2023	46,530,167	$648	$588,532	$(15,422)	$424,148	$(42,285)	$(257,455)	$698,166
Net income					9,559			9,559
Other comprehensive loss, net of tax						(2,789)		(2,789)
ESOP shares allocated or committed to be released			67	230				297
Stock compensation expense			505					505
Restricted stock forfeitures	(16,154)		231				(231)	—
Cash dividends declared and paid ($0.13 per common share)					(5,786)			(5,786)
Repurchase of treasury stock (average cost of $10.48 per share)	(1,270,340)						(13,311)	(13,311)
Balance at June 30, 2023	45,243,673	$648	$589,335	$(15,192)	$427,921	$(45,074)	$(270,997)	$686,641

Balance at March 31, 2024	44,462,652	$648	$588,919	$(14,124)	$433,878	$(31,699)	$(279,193)	$698,429
Net income					5,957			5,957
Other comprehensive income, net of tax						2,298		2,298
ESOP shares allocated or committed to be released			10	215				225
Stock compensation expense			295					295
Restricted stock issuance	4,116		(25)				25	—
Restricted stock forfeitures	(11,049)		150				(150)	—
Cash dividends declared and paid ($0.13 per common share)					(5,525)			(5,525)
Repurchase of treasury stock (average cost of $8.77 per share)	(988,758)						(8,655)	(8,655)
Balance at June 30, 2024	43,466,961	$648	$589,349	$(13,909)	$434,310	$(29,401)	$(287,973)	$693,024

See accompanying notes to unaudited consolidated financial statements.

NORTHFIELD BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Six Months Ended June 30, 2024 and 2023
(Unaudited) (In thousands, except share data)

	Common Stock
	Shares Outstanding	Par Value	Additional Paid-in Capital	Unallocated Common Stock Held by the Employee Stock Ownership Plan	Retained Earnings	Accumulated Other Comprehensive Income (loss) Net of tax	Treasury Stock	Total Stockholders' Equity
Balance at December 31, 2022	47,442,488	$648	$590,249	$(15,650)	$418,353	$(48,331)	$(243,879)	$701,390
Net income					21,266			21,266
Other comprehensive income, net of tax						3,257		3,257
ESOP shares allocated or committed to be released			232	458				690
Stock compensation expense			1,223					1,223
Restricted stock issuance	173,060		(2,670)				2,670	—
Restricted stock forfeitures	(21,252)		308				(308)	—
Exercise of stock options, net	7,600		(7)				107	100
Cash dividends declared and paid ($0.26 per common share)					(11,698)			(11,698)
Repurchase of treasury stock (average cost of $12.42 per share)	(2,358,223)						(29,587)	(29,587)
Balance at June 30, 2023	45,243,673	$648	$589,335	$(15,192)	$427,921	$(45,074)	$(270,997)	$686,641

Balance at December 31, 2023	44,524,929	$648	$590,973	$(14,340)	$433,227	$(32,442)	$(278,621)	$699,445
Net income					12,171			12,171
Other comprehensive income, net of tax						3,041		3,041
ESOP shares allocated or committed to be released			77	431				508
Stock compensation expense			915					915
Restricted stock issuance	213,702		(2,772)				2,772	—
Restricted stock forfeitures	(11,516)		156				(156)	—
Cash dividends declared and paid ($0.26 per common share)					(11,088)			(11,088)
Purchase of employee restricted stock to fund statutory tax withholding	(18,765)						(223)	(223)
Repurchase of treasury stock (average cost of $9.46 per share)	(1,241,389)						(11,745)	(11,745)
Balance at June 30, 2024	43,466,961	$648	$589,349	$(13,909)	$434,310	$(29,401)	$(287,973)	$693,024

See accompanying notes to unaudited consolidated financial statements.

NORTHFIELD BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (In thousands)

	Six Months Ended June 30,
	2024	2023
Net income	$12,171	$21,266
Adjustments to reconcile net income to net cash provided by operating activities:
(Benefit) provision for credit losses	(203)	894
ESOP and stock compensation expense	1,423	1,913
Depreciation	1,835	1,832
(Accretion) amortization of premiums and deferred loan costs, net of accretion of discounts and deferred loan fees	(335)	3,876
Amortization of debt issuance costs	112	112
Amortization of intangible assets	43	62
Amortization of operating lease right-of-use assets	2,330	2,341
Income on bank-owned life insurance	(1,940)	(1,759)
Net gain on sale of loans	(51)	(35)
Proceeds from sale of loans held-for-sale	673	498
Origination of loans held-for-sale	(622)	(1,440)
(Gains) losses on available-for-sale debt securities, net	(1)	17
Gains on trading securities, net	(887)	(1,018)
Loss on sale of other real estate owned, net	—	7
Net sales of trading securities	497	38
Increase in accrued interest receivable	(852)	(295)
Increase in other assets	(6,984)	(6,983)
Increase (decrease) in accrued expenses and other liabilities	3,939	(307)
Net cash provided by operating activities	11,148	21,019
Cash flows from investing activities:
Net decrease (increase) in loans receivable	109,157	(29,716)
Purchases of loans	—	(3,781)
Purchases of FHLB of New York stock	(4,325)	(36,054)
Redemptions of FHLB of New York stock	2,207	26,060
Purchases of debt securities available-for-sale	(781,534)	—
Purchases of equity securities	(3,335)	(210)
Principal payments and maturities on debt securities available-for-sale	462,790	151,279
Principal payments and maturities on debt securities held-to-maturity	118	432
Proceeds from sale of other real estate owned	—	63
Purchases and improvements of premises and equipment	(692)	(1,561)
Net cash (used in) provided by investing activities	(215,614)	106,512
Cash flows from financing activities:
Net decrease in deposits	(79,961)	(385,816)
Dividends paid	(11,088)	(11,698)
Exercise of stock options	—	100
Purchase of treasury stock	(11,968)	(29,587)
Increase in advance payments by borrowers for taxes and insurance	1,011	3,122
Proceeds from borrowings and securities sold under agreements to repurchase	375,000	692,788
Repayments related to securities sold under agreements to repurchase and other borrowings	(144,545)	(353,112)
Net cash provided by (used in) financing activities	128,449	(84,203)
Net (decrease) increase in cash and cash equivalents	(76,017)	43,328
Cash and cash equivalents at beginning of period	229,506	45,799
Cash and cash equivalents at end of period	$153,489	$89,127

See accompanying notes to unaudited consolidated financial statements

NORTHFIELD BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)
(Unaudited) (In thousands)

	Six Months Ended June 30,
	2024	2023
Supplemental cash flow information:
Cash paid during the period for:
Interest	$59,205	$33,942
Income taxes	4,085	10,156
Non-cash transactions:
Loan charge-offs, net	2,552	2,357
Transfer of loans held-for-investment to other real estate owned	—	70
Right-of-use assets obtained in exchange for new lease liabilities	1,432	63

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

In the opinion of management, all adjustments (consisting solely of normal and recurring adjustments) necessary for the fair presentation of the consolidated balance sheets and the consolidated statements of comprehensive income for the unaudited periods presented have been included. The results of operations and other data presented for the three and six months ended June 30, 2024 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2024 or for any other period. Whenever necessary, certain prior year amounts are reclassified to conform to the current year presentation.
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

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)
Note 2 – Debt Securities Available-for-Sale
The following is a comparative summary of mortgage-backed securities and other debt securities available-for-sale at June 30, 2024 and December 31, 2023 (in thousands):

	June 30, 2024
		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
	cost	gains	losses	value
U.S. Treasuries	$74,635	$2	$—	$74,637
U.S. Government agency securities	75,801	—	(1,679)	74,122
Mortgage-backed securities:
Pass-through certificates:
Government sponsored enterprises ("GSEs")	320,603	—	(27,331)	293,272
Real estate mortgage investment conduits ("REMICs"):
GSE	538,178	564	(10,512)	528,230
Total mortgage-backed securities	858,781	564	(37,843)	821,502
Other debt securities:
Municipal bonds	765	—	—	765
Corporate bonds	150,304	71	(1,962)	148,413
	151,069	71	(1,962)	149,178
Total debt securities available-for-sale	$1,160,286	$637	$(41,484)	$1,119,439

	December 31, 2023
		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
	cost	gains	losses	value
U.S. Treasuries	$44,364	$15	$—	$44,379
U.S. Government agency securities	75,898	—	(1,990)	73,908
Mortgage-backed securities:
Pass-through certificates:
GSE	365,823	2	(28,285)	337,540
REMICs:
GSE	224,931	—	(11,831)	213,100
Total mortgage-backed securities	590,754	2	(40,116)	550,640
Other debt securities:
Municipal bonds	765	—	(2)	763
Corporate bonds	128,704	43	(2,973)	125,774
	129,469	43	(2,975)	126,537
Total debt securities available-for-sale	$840,485	$60	$(45,081)	$795,464

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)
The following is a summary of the expected maturity distribution of debt securities available-for-sale, other than mortgage-backed securities, at June 30, 2024 (in thousands):

Available-for-sale	Amortized cost	Estimated fair value
Due in one year or less	$170,226	$168,353
Due after one year through five years	123,280	122,198
Due after five years through ten years	7,999	7,386
	$301,505	$297,937
Contractual maturities for mortgage-backed securities are not included above, as expected maturities on mortgage-backed securities may differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without penalties.

Certain securities available-for-sale are pledged or encumbered to secure borrowings under pledge agreements and repurchase agreements and for other purposes required by law. At June 30, 2024 and December 31, 2023, the fair value of debt securities available-for-sale that were pledged to secure borrowings and deposits was $449.6 million and $272.9 million, respectively.

For the three months ended June 30, 2024, the Company had no proceeds on sales of debt securities available-for-sale, with no gross realized losses and gross realized gains of $1,000 related to calls of securities. For the six months ended June 30, 2024, the Company had no proceeds on sales of debt securities available-for-sale, with no gross realized losses and gross realized gains of $1,000 related to calls of securities. For the three months ended June 30, 2023, the Company had no proceeds on sales of debt securities available-for-sale, with gross realized gains of $21,000 and gross realized losses of $39,000 related to the calls of securities. For the six months ended June 30, 2023, the Company had no proceeds on sales of debt securities available-for-sale, with gross realized gains of $22,000 and gross realized losses of $39,000 related to the calls of securities. The Company recognized net gains of $188,000 and $887,000 on its trading securities portfolio during the three and six months ended June 30, 2024, respectively. During the three and six months ended June 30, 2023, the Company recognized net gains of $506,000 and $1.0 million, respectively, on its trading securities portfolio.

Gross unrealized losses on mortgage-backed securities and other debt securities available-for-sale, and the estimated fair value of the related securities, aggregated by security category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2024 and December 31, 2023, were as follows (in thousands):

	June 30, 2024
	Less than 12 months		12 months or more		Total
	Unrealized	Estimated	Unrealized	Estimated	Unrealized	Estimated
	losses	fair value	losses	fair value	losses	fair value
U.S. Treasuries	$—	$—	$—	$—	$—	$—
U.S. Government agency securities	—	—	(1,679)	74,122	(1,679)	74,122
Mortgage-backed securities:
Pass-through certificates:
GSE	—	24	(27,331)	293,200	(27,331)	293,224
REMICs:
GSE	(318)	166,425	(10,194)	189,081	(10,512)	355,506
Other debt securities:
Municipal bonds			—	—	—	—
Corporate bonds	(28)	73,740	(1,934)	36,897	(1,962)	110,637
Total	$(346)	$240,189	$(41,138)	$593,300	$(41,484)	$833,489

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

	December 31, 2023
	Less than 12 months		12 months or more		Total
	Unrealized	Estimated	Unrealized	Estimated	Unrealized	Estimated
	losses	fair value	losses	fair value	losses	fair value
U.S. Government agency securities	$—	$—	$(1,990)	$73,908	$(1,990)	$73,908
Mortgage-backed securities:
Pass-through certificates:
GSE	—	17	(28,285)	337,438	(28,285)	337,455
REMICs:
GSE	—	—	(11,831)	213,100	(11,831)	213,100
Other debt securities:
Municipal bonds	(2)	763	—	—	(2)	763
Corporate bonds	(7)	9,966	(2,966)	96,978	(2,973)	106,944
Total	$(9)	$10,746	$(45,072)	$721,424	$(45,081)	$732,170

The Company held 115 pass-through mortgage-backed securities issued or guaranteed by GSEs, 71 REMIC mortgage-backed securities issued or guaranteed by GSEs, six corporate bonds, and five U.S. Government agency securities that were in a continuous unrealized loss position of twelve months or greater at June 30, 2024. There were six pass-through mortgage-backed securities issued or guaranteed by GSEs, 10 corporate bonds, and eight REMIC mortgage-backed securities issued or guaranteed by GSEs that were in an unrealized loss position of less than twelve months at June 30, 2024. Substantially all securities referred to above were rated investment grade at June 30, 2024.

Available for sale debt securities in unrealized loss positions are evaluated for impairment related to credit losses on a quarterly basis. In performing an assessment of whether any decline in fair value is due to a credit loss, the Company considers the extent to which the fair value is less than the amortized cost, changes in credit ratings, any adverse economic conditions, as well as all relevant information at the individual security level such as credit deterioration of the issuer or collateral underlying the security. In assessing the impairment, the Company compares the present value of cash flows expected to be collected with the amortized cost basis of the security. If it is determined that the decline in fair value was due to credit losses, an allowance for credit losses is recorded, limited to the amount the fair value is less than amortized cost basis. The Company did not record any allowance for credit losses on its available-for-sale debt securities as of June 30, 2024 or December 31, 2023.

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

The Company has made the accounting policy election to exclude accrued interest receivable on available-for-sale securities from the estimate of credit losses. Accrued interest receivable associated with debt securities available-for-sale totaled $3.4 million and $2.4 million, at June 30, 2024 and December 31, 2023, respectively, and was reported in accrued interest receivable on the consolidated balance sheets. The Company elected not to measure an allowance for credit losses on accrued interest receivable, as an allowance on possible uncollectible accrued interest is not warranted.

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)
Note 3 – Debt Securities Held-to-Maturity

The following is a summary of mortgage-backed securities held-to-maturity at June 30, 2024 and December 31, 2023 (in thousands):

	June 30, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Mortgage-backed securities:
Pass-through certificates:
GSE	$9,749	$27	$(541)	$9,235
Total securities held-to-maturity	$9,749	$27	$(541)	$9,235

	December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Mortgage-backed securities:
Pass-through certificates:
GSE	$9,866	$107	$(387)	$9,586
Total securities held-to-maturity	$9,866	$107	$(387)	$9,586

Contractual maturities for mortgage-backed securities are not presented, as expected maturities on mortgage-backed securities may differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without penalties. There were no sales of held-to-maturity securities for the six months ended June 30, 2024 or June 30, 2023.

At both June 30, 2024 and December 31, 2023, debt securities held-to-maturity with a carrying value of $9.6 million, respectively, were pledged to secure borrowings and deposits.

Gross unrealized losses on mortgage-backed securities held-to-maturity, and the estimated fair value of the related securities, aggregated by security category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2024 and December 31, 2023 were as follows (in thousands):

	June 30, 2024
	Less than 12 months		12 months or more		Total
	Unrealized	Estimated	Unrealized	Estimated	Unrealized	Estimated
	losses	fair value	losses	fair value	losses	fair value
Mortgage-backed securities:
Pass-through certificates:
GSE	$—	$—	$(541)	$6,412	$(541)	$6,412
Total	$—	$—	$(541)	$6,412	$(541)	$6,412

	December 31, 2023
	Less than 12 months		12 months or more		Total
	Unrealized	Estimated	Unrealized	Estimated	Unrealized	Estimated
	losses	fair value	losses	fair value	losses	fair value
Mortgage-backed securities:
Pass-through certificates:
GSE	$—	$—	$(387)	$6,661	$(387)	$6,661
Total	$—	$—	$(387)	$6,661	$(387)	$6,661

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)
The Company held nine pass-through mortgage-backed debt securities held-to-maturity issued or guaranteed by GSEs that were in a continuous unrealized loss position of twelve months or greater at June 30, 2024.

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

The Company has made the accounting policy election to exclude accrued interest receivable on held-to-maturity securities from the estimate of credit losses. Accrued interest receivable associated with held-to-maturity securities totaling $35,000 and $36,000, at June 30, 2024 and December 31, 2023, respectively, was reported in accrued interest receivable on the consolidated balance sheets. The Company elected not to measure an allowance for credit losses on accrued interest receivable, as an allowance on possible uncollectible accrued interest is not warranted.

Note 4 – Equity Securities

Equity securities totaled $14.0 million and $10.6 million at June 30, 2024 and December 31, 2023, respectively. Equity securities consisted of money market mutual funds, recorded at fair value of $4.0 million and $330,000 at June 30, 2024 and December 31, 2023, respectively, and an investment in a private SBA loan fund (the “SBA Loan Fund”) recorded at net asset value of $10.0 million and $10.3 million at June 30, 2024 and December 31, 2023, respectively. As the SBA Loan Fund operates as a private fund, its shares are not publicly traded and, therefore, have no readily determinable market value. The SBA Loan Fund was recorded at net asset value as a practical expedient for reporting fair value.

Note 5 – Loans

The following table summarizes the Company’s loans held-for-investment (in thousands):

	June 30,	December 31,
	2024	2023
Real estate loans:
Multifamily	$2,665,202	$2,750,996
Commercial mortgage	896,157	929,595
One-to-four family residential mortgage	151,948	160,824
Home equity and lines of credit	167,852	163,520
Construction and land	32,607	30,967
Total real estate loans	3,913,766	4,035,902
Commercial and industrial loans	165,788	155,268
Other loans	2,322	2,585
Total commercial and industrial and other loans	168,110	157,853
Loans held-for-investment (excluding purchased credit-deteriorated (“PCD”) loans)	4,081,876	4,193,755
PCD loans	9,344	9,899
Total loans held-for-investment	4,091,220	4,203,654
Allowance for credit losses	(34,780)	(37,535)
Net loans held-for-investment	$4,056,440	$4,166,119

The Company did not have loans held-for-sale at June 30, 2024 or December 31, 2023.

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)
In addition to originating loans, the Company may acquire loans through portfolio purchases or acquisitions of other companies. Purchased loans that have evidence of more than insignificant credit deterioration since origination are deemed PCD loans. For PCD loans, each loan pool is accounted for as a single asset with a single composite interest rate and an aggregate expectation of cash flows. PCD loans totaled $9.3 million at June 30, 2024, as compared to $9.9 million at December 31, 2023. The majority of the PCD loan balances were acquired as part of a Federal Deposit Insurance Corporation-assisted transaction. At June 30, 2024, PCD loans consisted of approximately 11% home equity loans, 25% commercial real estate loans, 55% commercial and industrial loans, and 9% in one-to-four family residential loans. At December 31, 2023, PCD loans consisted of approximately 7% one-to-four family residential loans, 25% commercial real estate loans, 57% commercial and industrial loans, and 11% in home equity loans.

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

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

The following table presents the Company’s loans held-for-investment and current period gross charge-offs, excluding PCD loans, by loan class, credit risk ratings and year of origination, at June 30, 2024 (in thousands):

	June 30, 2024
	2024	2023	2022	2021	2020	Prior	Revolving Loans	Total
Real Estate:
Multifamily
Pass	$—	$87,352	$608,043	$637,711	$457,576	$863,880	$544	$2,655,106
Special mention	—	—	—	1,207	—	785	—	1,992
Substandard	—	—	—	—	—	8,104	—	8,104
Total multifamily	—	87,352	608,043	638,918	457,576	872,769	544	2,665,202
Current period gross charge-offs	—	—	—	—	—	136	—	136
Commercial
Pass	17,032	87,955	198,427	151,942	64,960	346,792	2,186	869,294
Special mention	—	—	—	—	—	12,216	—	12,216
Substandard	—	—	4,397	—	—	9,953	297	14,647
Total commercial	17,032	87,955	202,824	151,942	64,960	368,961	2,483	896,157
One-to-four family residential
Pass	1,230	6,681	24,959	11,885	7,326	98,067	800	150,948
Special mention	—	—	—	—	—	338	—	338
Substandard	—	—	—	—	—	662	—	662
Total one-to-four family residential	1,230	6,681	24,959	11,885	7,326	99,067	800	151,948
Home equity and lines of credit
Pass	7,391	21,529	32,236	13,430	6,903	18,511	66,127	166,127
Special mention	—	—	271	—	—	64	—	335
Substandard	—	—	781	422	24	163	—	1,390
Total home equity and lines of credit	7,391	21,529	33,288	13,852	6,927	18,738	66,127	167,852
Construction and land
Pass	4	8,546	5,910	626	10,907	5,964	650	32,607
Total construction and land	4	8,546	5,910	626	10,907	5,964	650	32,607
Total real estate loans	25,657	212,063	875,024	817,223	547,696	1,365,499	70,604	3,913,766
Commercial and industrial
Pass	2,315	16,993	23,401	14,991	2,959	7,027	79,659	147,345
Special mention	—	—	36	—	—	40	—	76
Substandard	—	434	2,289	14,579	788	277	—	18,367
Total commercial and industrial	2,315	17,427	25,726	29,570	3,747	7,344	79,659	165,788
Current period gross charge-offs	—	—	1,206	1,272	2	7	—	2,487
Other
Pass	2,263	—	—	—	15	12	26	2,316
Substandard	—	—	—	—	—	6	—	6
Total other	2,263	—	—	—	15	18	26	2,322
Total loans held-for-investment	$30,235	$229,490	$900,750	$846,793	$551,458	$1,372,861	$150,289	$4,081,876
Total current-period gross charge-offs	$—	$—	$1,206	$1,272	$2	$143	$—	$2,623

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

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

Past Due and Non-Accrual Loans

Included in loans receivable held-for-investment are loans for which the accrual of interest income has been discontinued due to deterioration in the financial condition of the borrowers. The recorded investment of these non-accrual loans was $16.7 million and $10.1 million at June 30, 2024 and December 31, 2023, respectively. Generally, originated loans are placed on non-accrual status when they become 90 days or more delinquent, or sooner if considered appropriate by management, and remain on non-accrual status until they are brought current, have six consecutive months of performance under the revised loan terms, and factors indicating reasonable doubt about the timely collection of payments no longer exist. Therefore, loans may be current in accordance with their loan terms, or may be less than 90 days delinquent and still be on non-accruing status.

When an individual loan no longer demonstrates the similar credit risk characteristics as other loans within its current segment, the Company evaluates each for expected credit losses on an individual basis. All non-accrual loans $500,000 and above and all loans designated as Troubled Debt Restructurings (“TDRs”) prior to the adoption of Accounting Standards Update (“ASU”) No. 2022-02, “Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures” (“ASU 2022-02”) are individually evaluated. See “Loan Modifications Made to Borrowers Experiencing Financial Difficulty” section below for more information. The non-accrual amounts included in loans individually evaluated for impairment were $10.2 million and $6.0 million at June 30, 2024, and December 31, 2023, respectively. Loans on non-accrual status with principal balances less than $500,000, and therefore not meeting the Company's definition of an impaired loan, amounted to $6.5 million and $4.1 million at June 30, 2024 and December 31, 2023, respectively. Loans past due 90 days or more and still accruing interest were $603,000 and $1.3 million at June 30, 2024 and December 31, 2023, respectively, and consisted of loans that are well-secured and in the process of collection.

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)
The following tables set forth the detail, and delinquency status, of non-performing loans (non-accrual loans and loans past due 90 days or more and still accruing), net of deferred fees and costs, at June 30, 2024, and December 31, 2023, excluding PCD loans (in thousands):

	June 30, 2024
	Total Non-Performing Loans
	Non-Accruing Loans
	Current	30-89 Days Past Due	90 Days or More Past Due	Total	90 Days or More Past Due and Accruing	Total Non-Performing Loans
Loans held-for-investment:
Real estate loans:
Multifamily
Substandard	$1,748	$—	$943	$2,691	$—	$2,691
Total multifamily	1,748	—	943	2,691	—	2,691
Commercial
Substandard	749	—	9,495	10,244	—	10,244
Total commercial	749	—	9,495	10,244	—	10,244
One-to-four family residential
Substandard	69	—	—	69	136	205
Total one-to-four family residential	69	—	—	69	136	205
Home equity and lines of credit
Special mention	—	—	—	—	201	201
Substandard	21	47	1,056	1,124	266	1,390
Total home equity and lines of credit	21	47	1,056	1,124	467	1,591
Total real estate	2,587	47	11,494	14,128	603	14,731
Commercial and industrial loans
Substandard	121	—	2,449	2,570	—	2,570
Total commercial and industrial loans	121	—	2,449	2,570	—	2,570
Other loans
Substandard	6	—	—	6	—	6
Total other	6	—	—	6	—	6
Total non-performing loans	$2,714	$47	$13,943	$16,704	$603	$17,307

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

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)
The following tables set forth the detail and delinquency status of loans held-for-investment, excluding PCD loans, net of deferred fees and costs, at June 30, 2024, and December 31, 2023 (in thousands):

	June 30, 2024
		Past Due Loans
	30-89 Days Past Due	90 Days or More Past Due	90 Days or More Past Due and Accruing	Total Past Due	Current	Total Loans Receivable, net
Loans held-for-investment:
Real estate loans:
Multifamily
Pass	$169	$—	$—	$169	$2,654,937	$2,655,106
Special mention	—	—	—	—	1,992	1,992
Substandard	—	943	—	943	7,161	8,104
Total multifamily	169	943	—	1,112	2,664,090	2,665,202
Commercial
Pass	327	—	—	327	868,967	869,294
Special mention	—	—	—	—	12,216	12,216
Substandard	1,229	9,495	—	10,724	3,923	14,647
Total commercial	1,556	9,495	—	11,051	885,106	896,157
One-to-four family residential
Pass	1,708	—	—	1,708	149,240	150,948
Special mention	61	—	—	61	277	338
Substandard	—	—	136	136	526	662
Total one-to-four family residential	1,769	—	136	1,905	150,043	151,948
Home equity and lines of credit
Pass	681	—	—	681	165,446	166,127
Special mention	105	—	201	306	29	335
Substandard	47	1,056	266	1,369	21	1,390
Total home equity and lines of credit	833	1,056	467	2,356	165,496	167,852
Construction and land
Pass	—	—	—	—	32,607	32,607
Total construction and land	—	—	—	—	32,607	32,607
Total real estate	4,327	11,494	603	16,424	3,897,342	3,913,766
Commercial and industrial
Pass	656	—	—	656	146,689	147,345
Special mention	—	—	—	—	76	76
Substandard	1,320	2,449	—	3,769	14,598	18,367
Total commercial and industrial	1,976	2,449	—	4,425	161,363	165,788
Other loans
Pass	8	—	—	8	2,308	2,316
Substandard	—	—	—	—	6	6
Total other loans	8	—	—	8	2,314	2,322
Total loans held-for-investment	$6,311	$13,943	$603	$20,857	$4,061,019	$4,081,876

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

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)
The following tables summarize information on non-accrual loans, excluding PCD loans, as of June 30, 2024 and December 31, 2023 (in thousands):

	June 30, 2024
	Recorded Investment	Unpaid Principal Balance	With No Related Allowance
Real estate loans:
Multifamily	$2,691	$3,105	$1,749
Commercial	10,244	10,690	8,426
One-to-four family residential	69	69	—
Home equity and lines of credit	1,124	1,373	—
Commercial and industrial	2,570	8,370	86
Other	6	5	—
Total non-accrual loans	$16,704	$23,612	$10,261

	December 31, 2023
	Recorded Investment	Unpaid Principal Balance	With No Related Allowance
Real estate loans:
Multifamily	$2,709	$2,987	$1,906
Commercial	6,491	6,946	4,055
One-to-four family residential	104	104	—
Home equity and lines of credit	499	749	—
Commercial and industrial	305	4,405	81
Other	7	6	—
Total non-accrual loans	$10,115	$15,197	$6,042

The following table summarizes interest income on non-accrual loans, excluding PCD loans, during the three and six months ended June 30, 2024 and June 30, 2023 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Real estate loans:
Multifamily	$40	$56	$75	$103
Commercial	31	74	154	120
One-to-four family residential	2	1	3	5
Home equity and lines of credit	7	1	7	1
Commercial and industrial	64	28	89	29
Total interest income on non-accrual loans	$144	$160	$328	$258

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)
Collateral-Dependent Loans

Loans for which the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral are considered to be collateral-dependent loans. Collateral can have a significant financial effect in mitigating exposure to credit risk and, where there is sufficient collateral, an allowance for credit losses is not recognized or is minimal. For collateral-dependent loans, the allowance for credit losses is individually assessed based on the fair value of the collateral less estimated costs of sale. The Company's collateral-dependent loans are secured by real estate. Collateral values are generally based on appraisals which are adjusted for changes in market indices. As of June 30, 2024 and December 31, 2023, the Company had $12.0 million and $7.9 million of collateral-dependent impaired loans, respectively. The collateral-dependent loans at June 30, 2024 consisted of $9.9 million of commercial real estate loans, $1.7 million of multifamily loans, and $280,000 of one-to-four family residential loans. For the six months ended June 30, 2024, there was no significant deterioration or changes in the collateral securing these loans.

Loan Modifications Made to Borrowers Experiencing Financial Difficulty

The Company adopted ASU 2022-02 on January 1, 2023. Since adoption, the Company has modified, and may modify in the future, certain loans to borrowers experiencing financial difficulty. These modifications may include a reduction in interest rate, an extension in term, principal forgiveness and/or other than insignificant payment delay.

The following table presents the amortized cost basis at June 30, 2024 of loan modifications made to borrowers experiencing financial difficulty that were modified during the three and six months ended June 30, 2024 by class and by type of modification (dollars in thousands):

	Three Months Ended June 30, 2024
	Payment Delay	Term Extension(1)	Payment Delay and Term Extension	Payment Delay, Term Extension, and Interest Rate Reductions	Total	Percentage of Total Class of Financing Receivable
Commercial mortgage	$—	$—	$—	$—	$—	—%
Commercial and industrial	—	13,378	—	—	13,378	8.07%
Total loans	$—	$13,378	$—	$—	$13,378

	Three Months Ended June 30, 2023
	Payment Delay	Term Extension(1)	Payment Delay and Interest Rate Reduction	Payment Delay, Term Extension, and Interest Rate Reductions	Total	Percentage of Total Class of Financing Receivable
Commercial mortgage	$65	$—	$—	$—	$65	0.01%
Commercial and industrial	—	—	210	325	535	0.37%
Total loans	$65	$—	$210	$325	$600

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

	Six Months Ended June 30, 2024
	Payment Delay	Term Extension(1)	Payment Delay and Term Extension	Payment Delay, Term Extension, and Interest Rate Reductions	Total	Percentage of Total Class of Financing Receivable
Commercial mortgage	$—	$—	$392	$297	$689	0.08%
Commercial and industrial	127	13,378	—	893	14,398	8.68%
Total loans	$127	$13,378	$392	$1,190	$15,087

(1) Includes one loan with a balance of $13.4 million at June 30, 2024, that was risk rated substandard and was modified during the quarter ended June 30, 2024, to receive a maturity extension of 60-days through July 1, 2024. This loan previously had multiple 90-day extensions. The loan was originally downgraded to substandard due to operating losses, however the current debt service coverage ratio is 1.58x and the loan is adequately secured by eligible receivables of approximately $18 million. The loan was current as of June 30, 2024.

	Six Months Ended June 30, 2023
	Payment Delay	Term Extension(1)	Payment Delay and Interest Rate Reduction	Payment Delay, Term Extension, and Interest Rate Reductions	Total	Percentage of Total Class of Financing Receivable
Commercial mortgage	$65	$—	$—	$—	$65	0.01%
Commercial and industrial	—	—	210	325	535	0.37%
Total loans	$65	$—	$210	$325	$600

The following table presents the financial effect of loan modifications made to borrowers experiencing financial difficulty during the three and six months ended June 30, 2024 (in thousands):

	Weighted-Average Term Extension (in months)	Weighted-Average Interest Rate Reduction
Three Months Ended June 30, 2024
Commercial and industrial	2	—%
Three Months Ended June 30, 2023
Commercial and industrial	32	4.65%

	Weighted-Average Term Extension (in months)	Weighted-Average Interest Rate Reduction
Six Months Ended June 30, 2024
Commercial mortgage	60	3.00%
Commercial and industrial	3.4	3.00%
Six Months Ended June 30, 2023
Commercial and industrial	32	4.65%

No modifications involved forgiveness of principal. There were no commitments to lend additional funds at June 30, 2024 to borrowers experiencing financial difficulty whose terms have been restructured.

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)
For modified loans, a subsequent payment default is defined in terms of delinquency, when a principal or interest payment is 90 days past due or classified into non-accrual status during the reporting period. Of the loans modified since adoption of ASU 2022-02, there were six commercial and industrial loans with a combined balance of approximately $901,000 that subsequently defaulted and were charged-off. One additional commercial mortgage loan with a balance of approximately $245,000 also defaulted during the six months ended June 30, 2024, and was placed on non-accrual status.

The Company closely monitors the performance of loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of the modification efforts. The following table presents the aging analysis of loan modifications made to borrowers experiencing financial difficulty as of June 30, 2024 (in thousands):

	As of June 30, 2024
	Current	30-89 Days Past Due	90 Days or More Past Due	Non-Accrual	Total
Commercial mortgage	$—	$—	$—	$752	$752
Commercial and industrial	14,271	501	—	297	15,069
Total loans	$14,271	$501	$—	$1,049	$15,821

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

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)
Allowance for Individually Evaluated Loans

The Company measures specific reserves for individual loans that do not share common risk characteristics with other loans, consisting of all loans previously modified as TDRs (prior to the adoption of ASU 2022-02) and non-accrual loans with an outstanding balance of $500,000 or greater. Loans individually evaluated for impairment are assessed to determine whether the loan’s carrying value is not in excess of the estimated fair value of the collateral less cost to sell, if the loan is collateral-dependent, or the present value of the expected future cash flows, if the loan is not collateral-dependent. Management performs an evaluation of each impaired loan and generally obtains updated appraisals as part of the evaluation. In addition, management adjusts estimated fair values down to appropriately consider recent market conditions, our willingness to accept a lower sales price to effect a quick sale, and costs to dispose of any supporting collateral. Determining the estimated fair value of underlying collateral (and related costs to sell) can be difficult in illiquid real estate markets and is subject to significant assumptions and estimates. Management employs an independent third-party management firm that specializes in appraisal preparation and review to ascertain the reasonableness of updated appraisals. Projecting the expected cash flows for modified loans which are not collateral-dependent is inherently subjective and requires, among other things, an evaluation of the borrower’s current and projected financial condition. Actual results may be significantly different than our projections and our established allowance for credit losses on these loans, which could have a material effect on our financial results. Individually impaired loans that have no impairment losses are not considered for collective allowances described earlier. At June 30, 2024 and December 31, 2023, the ACL for loans individually evaluated for impairment was $43,300 and $45,200, respectively.

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

The table below summarizes the allowance for credit losses for off-balance sheet credit exposures as of, and for, the three and six months ended June 30, 2024, and June 30, 2023 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Balance at beginning of period	$319	$902	$236	$791
Provision for credit losses	103	(661)	186	(550)
Balance at end of period	$422	$241	$422	$241

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)
The following tables set forth activity in our allowance for credit losses on loans, by loan type, as of, and for the three and six months ended June 30, 2024, and June 30, 2023 (in thousands):

	Three Months Ended June 30, 2024
	Real Estate
	Commercial (1)	One-to-Four Family	Home Equity and Lines of Credit	Construction and Land	Commercial and Industrial	Other	Total Loans (excluding PCD)	PCD	Total
Allowance for credit losses:
Beginning balance	$21,266	$2,776	$2,299	$122	$7,507	$4	$33,974	$3,065	$37,039
Charge-offs	(136)	—	—	—	(1,537)	—	(1,673)	—	(1,673)
Recoveries	14	—	—	—	18	—	32	—	32
Provisions (credit)	(1,838)	(484)	263	(14)	1,576	(1)	(498)	(120)	(618)
Ending balance	$19,306	$2,292	$2,562	$108	$7,564	$3	$31,835	$2,945	$34,780

	Three Months Ended June 30, 2023
	Real Estate
	Commercial (1)	One-to-Four Family	Home Equity and Lines of Credit	Construction and Land	Commercial and Industrial	Other	Total Loans (excluding PCD)	PCD	Total
Allowance for credit losses:
Beginning balance	$28,030	$3,587	$1,398	$286	$4,366	$7	$37,674	$3,762	$41,436
Charge-offs	—	—	—	—	(355)	—	(355)	—	(355)
Recoveries	29	—	1	—	13	—	43	—	43
Provisions (credit)	(3,326)	227	(121)	15	3,271	—	66	(36)	30
Ending balance	$24,733	$3,814	$1,278	$301	$7,295	$7	$37,428	$3,726	$41,154

(1) Commercial includes commercial real estate loans collateralized by owner-occupied, non-owner occupied, and multifamily properties.

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

	Six Months Ended June 30, 2024
	Real Estate
	Commercial (1)	One-to-Four Family	Home Equity and Lines of Credit	Construction and Land	Commercial and Industrial	Other	Total Loans (excluding PCD)	PCD	Total
Allowance for credit losses:
Beginning balance	$23,255	$3,285	$1,705	$149	$6,050	$6	$34,450	$3,085	$37,535
Charge-offs	(136)	—	—	—	(2,487)	—	(2,623)	—	(2,623)
Recoveries	28	9	—	—	34	—	71	—	71
Provisions (credit)	(3,841)	(1,002)	857	(41)	3,967	(3)	(63)	(140)	(203)
Ending balance	$19,306	$2,292	$2,562	$108	$7,564	$3	$31,835	$2,945	$34,780

	Six Months Ended June 30, 2023
	Real Estate
	Commercial (1)	One-to-Four Family	Home Equity and Lines of Credit	Construction and Land	Commercial and Industrial	Other	Total Loans (excluding PCD)	PCD	Total
Allowance for credit losses:
Beginning balance	$29,485	$3,936	$866	$324	$4,114	$9	$38,734	$3,883	$42,617
Charge-offs	—	—	—	—	(2,411)	—	(2,411)	(8)	(2,419)
Recoveries	34	—	1	—	27	—	62	—	62
Provisions (credit)	(4,786)	(122)	411	(23)	5,565	(2)	1,043	(149)	894
Ending balance	$24,733	$3,814	$1,278	$301	$7,295	$7	$37,428	$3,726	$41,154

(1) Commercial includes commercial real estate loans collateralized by owner-occupied, non-owner occupied, and multifamily properties.

The allowance for credit losses on loans decreased to $34.8 million at June 30, 2024, compared to $37.5 million as of December 31, 2023, primarily due to a decrease in loan balances and an improvement in the economic forecast within our CECL model. The decrease was partially offset by increases in quantitative reserves in the commercial and industrial and home equity and lines of credit loan portfolios due to an increase in non-performing loans in these categories.

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)
The following tables detail the amount of loans receivable held-for-investment, net of deferred loan fees and costs, that are evaluated, individually and collectively, for impairment, and the related portion of the allowance for credit losses that is allocated to each loan portfolio segment, at June 30, 2024 and December 31, 2023 (in thousands):

	June 30, 2024
	Real Estate
	Commercial (1)	One-to-Four Family	Home Equity and Lines of Credit	Construction and Land	Commercial and Industrial	Other	Total Loans (excluding PCD)	PCD	Total
Allowance for credit losses:
Ending balance: individually evaluated for impairment	$23	$—	$3	$—	$17	$—	$43	$—	$43
Ending balance: collectively evaluated for impairment	19,283	2,292	2,559	108	7,547	3	31,792	—	31,792
Ending balance: PCD loans evaluated for impairment (2)	—	—	—	—	—	—	—	2,945	2,945
Loans, net:
Ending balance	$3,561,359	$151,948	$167,852	$32,607	$165,788	$2,322	$4,081,876	$9,344	$4,091,220
Ending balance: individually evaluated for impairment	12,623	581	22	—	75	—	13,301	—	13,301
Ending balance: collectively evaluated for impairment	3,548,736	151,367	167,830	32,607	165,511	2,322	4,068,373	—	4,068,373
Ending balance: PCD loans evaluated for impairment (2)	—	—	—	—	—	—	—	9,344	9,344
PPP loans not evaluated for impairment (3)	—	—	—	—	202	—	202	—	202

	December 31, 2023
	Real Estate
	Commercial (1)	One-to-Four Family	Home Equity and Lines of Credit	Construction and Land	Commercial and Industrial	Other	Total Loans (excluding PCD)	PCD	Total
Allowance for credit losses:
Ending balance: individually evaluated for impairment	$25	$—	$3	$—	$17	$—	$45	$—	$45
Ending balance: collectively evaluated for impairment	23,230	3,285	1,702	149	6,033	6	34,405	—	34,405
Ending balance: PCD loans evaluated for impairment (2)	—	—	—	—	—	—	—	3,085	3,085
Loans, net:
Ending balance	$3,680,591	$160,824	$163,520	$30,967	$155,268	$2,585	$4,193,755	$9,899	$4,203,654
Ending balance: individually evaluated for impairment	8,608	609	23	—	84	—	9,324	—	9,324
Ending balance: collectively evaluated for impairment	3,671,983	160,215	163,497	30,967	154,900	2,585	4,184,147	—	4,184,147
Ending balance: PCD loans evaluated for impairment (2)	—	—	—	—	—	—	—	9,899	9,899
PPP loans not evaluated for impairment (3)	—	—	—	—	284	—	284	—	284

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

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)
Note 7 – Deposits

Deposit account balances are summarized as follows (in thousands):

	June 30, 2024	December 31, 2023
Non-interest-bearing checking	$685,574	$694,903
Negotiable orders of withdrawal (“NOW”) and interest-bearing checking	1,251,342	1,231,943
Savings and money market	1,172,148	1,277,866
Certificates of deposit	689,410	673,723
Total deposits	$3,798,474	$3,878,435

Interest expense on deposit accounts is summarized for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
NOW and interest-bearing checking, savings, and money market	$13,183	$6,486	$25,514	$10,329
Certificates of deposit	7,481	3,997	14,423	7,975
Total interest expense on deposit accounts	$20,664	$10,483	$39,937	$18,304

Note 8 – Subordinated Debt

On June 17, 2022, the Company issued $62.0 million in aggregate principal amount of fixed-to-floating subordinated notes (the “Notes”) to certain institutional investors. The Notes mature on June 30, 2032, unless redeemed earlier. The Notes initially bear interest, payable semi-annually in arrears, at a fixed rate of 5.00% per annum until June 30, 2027. Beginning June 30, 2027 and until maturity or redemption, the interest rate applicable to the outstanding principal amount of the Notes due will reset quarterly to an interest rate per annum equal to the then current three-month Secured Overnight Financing Rate plus 200 basis points, payable quarterly in arrears. The Company has the option to redeem the Notes, at par and in whole or in part, beginning on June 30, 2027 and to redeem the Notes at any time in whole upon certain other events. Any redemption of the Notes will be subject to prior regulatory approval to the extent required. Debt issuance costs totaled $1.1 million and are being amortized to maturity. At June 30, 2024 and December 31, 2023, subordinated debt totaled $61.3 million and $61.2 million, respectively, which included $669,000 and $781,000, respectively, of unamortized debt issuance costs. The Company recognized amortization expense of $56,000 and $112,000 for the three and six months ended June 30, 2024, respectively. The Company recognized amortization expense of $56,000 and $112,000 for the three and six months ended June 30, 2023, respectively.

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)
Note 9 – Equity Incentive Plans

The following table is a summary of the Company’s stock options outstanding as of June 30, 2024, and changes therein during the six months then ended.

	Number of Stock Options	Weighted Average Grant Date Fair Value	Weighted Average Exercise Price	Weighted Average Contractual Life (years)
Outstanding and Exercisable - December 31, 2023	1,544,306	$4.03	$14.05	1.01
Forfeited or expired	(838,703)	3.97	13.18	—
Outstanding and Exercisable - June 30, 2024	705,603	4.11	15.09	1.12
 During the first and second quarters of 2024, the Company granted to directors and employees, under the 2019 Equity Incentive Plan, 196,554 restricted stock awards with a total grant date fair value of $2.6 million. Of these grants, 40,708 vest one year from the date of grant and 155,846 vest in equal installments over a three-year period beginning one year from the date of grant. The Company also issued 43,672 performance-based restricted stock units to its executive officers with a total grant date fair value of $581,000. Vesting of the performance-based restricted stock units will be based on achievement of certain levels of Core Return on Average Assets and will cliff vest after a three-year measurement period ending January 26, 2027. At the end of the performance period, the number of actual shares to be awarded may vary between 0% and 225% of target amounts.

The following is a summary of the status of the Company’s restricted stock awards and performance-based restricted stock units at June 30, 2024, and changes therein during the six months then ended.

	Restricted Stock Awards	Weighted Average Grant Date Fair Value	Performance Stock Awards	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2023	289,160	$14.40	74,923	$14.09
Granted	196,554	13.24	43,672	13.31
Vested	(132,128)	14.56	(14,794)	12.36
Forfeited	(11,516)	13.59	(10,193)	12.36
Non-vested at June 30, 2024	342,070	13.69	93,608	14.19

Expected future stock award expense related to the non-vested restricted share awards as of June 30, 2024, was $3.6 million over a weighted average period of 1.8 years. Expected future stock award expense related to the non-vested performance share awards as of June 30, 2024, was $498,000 over a weighted average period of 1.8 years.
During the three months ended June 30, 2024 and June 30, 2023, the Company recorded $295,000 and $507,000, respectively, of stock-based compensation related to the above plan. During the six months ended June 30, 2024 and June 30, 2023, the Company recorded $915,000 and $1.2 million, respectively, of stock-based compensation related to the above plan.

Note 10 – Fair Value Measurements
The following tables present the assets reported on the consolidated balance sheets at their estimated fair value as of June 30, 2024, and December 31, 2023, by level within the fair value hierarchy as required by the Fair Value Measurements and Disclosures Topic of the FASB ASC. Financial assets and liabilities are classified in their entirety based on the level of input that is significant to the fair value measurement. The fair value hierarchy is as follows:

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

The methods of determining the fair value of assets and liabilities presented in this note are consistent with our methodologies disclosed in Note 16 to the Consolidated Financial Statements of the Company’s 2023 Annual Report on Form 10-K.

	Fair Value Measurements at June 30, 2024 Using:
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Measured on a recurring basis:
Assets:
Investment securities:
Debt securities available-for-sale:
U.S. Treasuries	$74,637	$74,637	$—	$—
U.S. Government agency	74,122	—	74,122	—
Mortgage-backed securities:
Pass-through certificates:
GSE	293,272	—	293,272	—
REMICs:
GSE	528,230	—	528,230	—
Total mortgage-backed securities	821,502	—	821,502	—
Other debt securities:
Municipal bonds	765	—	765	—
Corporate bonds	148,413	—	148,413	—
	149,178	—	149,178	—
Total debt securities available-for-sale	1,119,439	74,637	1,044,802	—
Trading securities	12,939	12,939	—	—
Equity securities (1)	3,964	3,964	—	—
Total	$1,136,342	$91,540	$1,044,802	$—
Measured on a non-recurring basis:
Assets:
Loans individually evaluated for impairment:
Real estate loans:
Commercial real estate	$2,121	$—	$—	$2,121
Multifamily	1,749	—	—	1,749
Home equity and lines of credit	19	—	—	19
Total individually evaluated real estate loans	3,889	—	—	3,889
Commercial and industrial loans	58	—	—	58
Total	$3,947	$—	$—	$3,947

(1) Excludes investment measured at net asset value of $10.0 million at June 30, 2024, which has not been classified in the fair value hierarchy.

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

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)
The following table presents qualitative information for Level 3 assets measured at fair value on a non-recurring basis at June 30, 2024 and December 31, 2023 (dollars in thousands):

	Fair Value		Valuation Methodology	Unobservable Inputs	Range of Inputs
	June 30, 2024	December 31, 2023			June 30, 2024	December 31, 2023
Individually evaluated loans	$3,947	$4,277	Appraisals	Discount for costs to sell	7.0%	7.0%
				Discount for quick sale	10.0%	10.0%
			Discounted cash flows	Interest rates	4.88% to 7.50%	4.88% to 7.50%

The valuation techniques described below were used to measure fair value of financial instruments in the tables below on a recurring basis and a non-recurring basis at June 30, 2024, and December 31, 2023.
Debt Securities Available for Sale: The estimated fair values for mortgage-backed securities, corporate, and other debt securities are obtained from an independent nationally recognized third-party pricing service. The estimated fair values are derived primarily from cash flow models, which include assumptions for interest rates, credit losses, and prepayment speeds. Broker/dealer quotes are utilized as well, when such quotes are available and deemed representative of the market. The significant inputs utilized in the cash flow models are based on market data obtained from sources independent of the Company (Observable Inputs), and are therefore classified as Level 2 within the fair value hierarchy. There were no transfers of securities between Level 1 and Level 2 during the six months ended June 30, 2024 or June 30, 2023.
Trading Securities: Fair values are derived from quoted market prices in active markets. The assets consist of publicly traded mutual funds.

Equity Securities: Fair values of equity securities consisting of publicly traded mutual funds are derived from quoted market prices in active markets.

Loans Individually Evaluated for Impairment: At June 30, 2024 and December 31, 2023, the Company had loans individually evaluated for impairment (excluding PCD loans) with outstanding principal balances of $5.8 million and $6.0 million, respectively, which were recorded at their estimated fair value of $4.0 million and $4.3 million, respectively. The Company recorded a net decrease in the specific reserve for impaired loans of $2,000 and a net increase of $7,000 for the six months ended June 30, 2024 and June 30, 2023, respectively. Net charge-offs of $2.6 million and $2.4 million were recorded for the six months ended June 30, 2024 and June 30, 2023, respectively, utilizing Level 3 inputs. For purposes of estimating the fair value of impaired loans, management utilizes independent appraisals, if the loan is collateral-dependent, adjusted downward by management, as necessary, for changes in relevant valuation factors subsequent to the appraisal date, or the present value of expected future cash flows for non-collateral dependent loans and TDRs.

Other Real Estate Owned: At June 30, 2024 and December 31, 2023, the Company had no assets acquired through foreclosure.

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

(d)    Federal Home Loan Bank of New York Stock
Federal Home Loan Bank of New York (“FHLBNY”) stock is carried at cost since this is the amount for which it could be redeemed. Due to restrictions placed on the transferability of FHLBNY stock it is not practical to determine the fair value as there is no active market for this stock.

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

The estimated fair values of the Company’s significant financial instruments at June 30, 2024 and December 31, 2023, are presented in the following tables (in thousands):

	June 30, 2024
		Estimated Fair Value
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$153,489	$153,489	$—	$—	$153,489
Trading securities	12,939	12,939	—	—	12,939
Debt securities available-for-sale	1,119,439	74,637	1,044,802	—	1,119,439
Debt securities held-to-maturity	9,749	—	9,235	—	9,235
Equity securities (1)	3,964	3,964	—	—	3,964
FHLBNY stock	41,785	N/A	N/A	N/A	N/A
Net loans held-for-investment	4,056,440	—	—	3,848,883	3,848,883
Derivative assets	5,035	—	5,035	—	5,035
Financial liabilities:
Deposits	$3,798,474	$—	$3,799,722	$—	$3,799,722
FHLB advances and other borrowings (including securities sold under agreements to repurchase)	1,089,727	—	996,995	—	996,995
Subordinated debentures, net of issuance costs	61,331	—	46,534	—	46,534
Advance payments by borrowers for taxes and insurance	26,113	—	26,113	—	26,113
Derivative liabilities	5,036	—	5,036	—	5,036

(1) Excludes investment measured at net asset value of $10.0 million at June 30, 2024, which has not been classified in the fair value hierarchy.

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

	December 31, 2023
		Estimated Fair Value
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$229,506	$229,506	$—	$—	$229,506
Trading securities	12,549	12,549	—	—	12,549
Debt securities available-for-sale	795,464	44,379	751,085	—	795,464
Debt securities held-to-maturity	9,866	—	9,586	—	9,586
Equity securities (1)	330	330	—	—	330
FHLBNY stock, at cost	39,667	N/A	N/A	N/A	N/A
Net loans held-for-investment	4,166,119	—	—	3,887,033	3,887,033
Derivative assets	4,903	—	4,903	—	4,903
Financial liabilities:
Deposits	$3,878,435	$—	$3,879,286	$—	$3,879,286
FHLB advances and other borrowings (including securities sold under agreements to repurchase)	859,272	—	844,766	—	844,766
Subordinated debentures, net of issuance costs	61,219	—	45,531	—	45,531
Advance payments by borrowers for taxes and insurance	25,102	—	25,102	—	25,102
Derivative liabilities	4,905	—	4,905	—	4,905

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

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

The following is a summary of the Company’s earnings per share calculations and reconciliation of basic to diluted earnings per share for the periods indicated (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income available to common stockholders	$5,957	$9,559	$12,171	$21,266

Weighted average shares outstanding-basic	41,999,541	43,914,110	42,181,306	44,346,881
Effect of non-vested restricted stock and stock, performance-based restricted stock units and options outstanding	3,109	38,829	22,409	91,752
Weighted average shares outstanding-diluted	42,002,650	43,952,939	42,203,715	44,438,633
Earnings per share-basic	$0.14	$0.22	$0.29	$0.48
Earnings per share-diluted	$0.14	$0.22	$0.29	$0.48
Anti-dilutive shares	1,921,851	1,849,258	1,891,367	1,384,805

Note 12 – Leases

The Company’s leases primarily relate to real estate property for branches and office space with terms extending from four months up to 31.0 years. At June 30, 2024, all of the Company’s leases are classified as operating leases, which are required to be recognized on the consolidated balance sheets as a right-of-use asset and a corresponding lease liability.

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

At June 30, 2024, the Company’s operating lease right-of-use assets and operating lease liabilities included on the consolidated balance sheet were $29.3 million and $34.0 million, respectively. At December 31, 2023, the Company’s operating lease right-of-use assets and operating lease liabilities included on the consolidated balance sheet were $30.2 million and $35.2 million, respectively. Operating lease expense is recognized on a straight-line basis over the lease term, while variable lease payments are recognized as incurred. Variable lease payments include common area maintenance charges, real estate taxes, repairs and maintenance costs and utilities. Operating and variable lease expenses are recorded in occupancy expense on the consolidated statements of comprehensive income.

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)
Supplemental lease information at or for the three and six months ended June 30, 2024, and June 30, 2023 is as follows (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

Operating lease cost	$1,443	$1,504	$2,930	$3,011
Variable lease cost	872	936	1,964	1,842
Net lease cost	$2,315	$2,440	$4,894	$4,853
Cash paid for amounts included in measurement of operating lease liabilities	$1,577	$1,615	$3,200	$3,221
Right-of-use assets obtained in exchange for new operating lease liabilities	$372	$—	$1,432	$63
Weighted average remaining lease term			10.82 years	11.14 years
Weighted average discount rate			3.65%	3.56%
The following table summarizes lease payment obligations for each of the next five years and thereafter in addition to a reconcilement to the Company's current lease liability (in thousands):

Year	Amount
2024	$3,177
2025	6,109
2026	5,348
2027	4,389
2028	4,125
Thereafter	19,419
Total lease payments	42,567
Less: imputed interest	(8,532)
Present value of lease liabilities	$34,035
As of June 30, 2024, the Company had not entered into any leases that have not yet commenced.

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
At June 30, 2024, the Company had ten interest rate swaps with a notional amount of $70.5 million. At December 31, 2023, the Company had ten interest rate swaps with a notional amount of $72.7 million. There was no fee income related to these swaps for the three and six months ended June 30, 2024. The Company recorded fee income related to these swaps of $0 and $231,000 for the three and six months ended June 30, 2023, respectively.

The table below presents the fair value of the derivatives as well as their location on the consolidated balance sheets (in thousands):

	Fair Value
Balance Sheet Location	June 30, 2024	December 31, 2023
Other assets	$5,035	$4,903
Other liabilities	5,036	4,905

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
•inflation and changes in the interest rate environment that reduce our margins and yields, or reduce the market value of our assets including the fair value of financial instruments or our ability to originate loans;
•adverse changes in the securities or credit markets;
•changes in laws, tax policies, or government regulations or policies affecting financial institutions, changes in regulatory fees, assessments, and capital requirements;
•changes in the quality and/or composition of our loan and securities portfolios, changes in prepayment speeds, and changes in our allowance for credit losses;
•changes in the size and composition of our deposit portfolio and the percentage of uninsured deposits in the portfolio;
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
•cyber-attacks and fraud risks, computer viruses and other technological risks that may breach the security of our website or other systems (including critical third-parties) to obtain unauthorized access to confidential information and destroy data or disable our systems;
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
Net income was $12.2 million for the six months ended June 30, 2024, as compared to $21.3 million for the six months ended June 30, 2023. Net income for the six months ended June 30, 2024, was down from the comparative prior year period primarily due to a decrease in net interest income, which was negatively impacted by higher funding costs. Basic and diluted earnings per common share were $0.29 for the six months ended June 30, 2024, compared to basic and diluted earnings per common share of $0.48 for the six months ended June 30, 2023. For the six months ended June 30, 2024, our return on average assets was 0.42%, as compared to 0.77% for the six months ended June 30, 2023. For the six months ended June 30, 2024, our return on average stockholders’ equity was 3.52% as compared to 6.16% for the six months ended June 30, 2023. For the six months ended June 30, 2024, net income included $795,000, or $0.02 per share, of additional tax expense related to options that expired in June 2024, and $683,000, or $0.01 per share after tax, of severance expense related to modest layoffs and staffing resource realignments. For the six months ended June 30, 2023, net income included $440,000, or $0.01 per share after tax, of severance expense.
Comparison of Financial Condition at June 30, 2024 and December 31, 2023
Total assets increased by $148.0 million, or 2.6%, to $5.75 billion at June 30, 2024, from $5.60 billion at December 31, 2023. The increase was primarily due to increases in available-for-sale debt securities of $324.0 million, or 40.7%, equity securities of $3.3 million, or 31.4%, and other assets of $3.2 million, or 6.6%, partially offset by decreases in loans receivable of $112.4 million, or 2.7%, and cash and cash equivalents of $76.0 million, or 33.1%.

Cash and cash equivalents decreased by $76.0 million, or 33.1%, to $153.5 million at June 30, 2024, from $229.5 million at December 31, 2023, primarily due to a decrease in Federal Reserve Bank of New York (“FRB”) balances. Balances fluctuate based on the timing of receipt of security and loan repayments and the redeployment of cash into higher-yielding assets such as loans and securities, or the funding of deposit outflows or borrowing maturities.

The Company’s available-for-sale debt securities portfolio increased by $324.0 million, or 40.7%, to $1.12 billion at June 30, 2024, from $795.5 million at December 31, 2023. The increase was primarily attributable to purchases of securities, partially offset by paydowns, maturities and calls. At June 30, 2024, $821.5 million of the portfolio consisted of residential mortgage-backed securities issued or guaranteed by Fannie Mae, Freddie Mac, or Ginnie Mae. In addition, the Company held $74.6 million in U.S. Treasuries, $74.1 million in U.S. Government agency securities, $148.4 million in corporate bonds, substantially all of which were investment grade, and $765,000 in municipal bonds at June 30, 2024. Unrealized losses, net of tax, on available-for-sale debt securities and held-to-maturity securities approximated $29.9 million and $389,000, respectively, at June 30, 2024, and $32.5 million and $279,000, respectively, at December 31, 2023. The effective duration of the securities portfolio at June 30, 2024 was 1.83 years.

Equity securities were $14.0 million at June 30, 2024 and $10.6 million at December 31, 2023. Equity securities are primarily comprised of an investment in a Small Business Administration Loan Fund. This investment is utilized by the Bank as part of its Community Reinvestment Act program.

Loans held-for-investment, net, decreased by $112.4 million, or 2.7%, to $4.09 billion at June 30, 2024 from $4.20 billion at December 31, 2023, primarily due to decreases in multifamily, commercial mortgage, and one-to-four residential mortgage loans, partially offset by increases in home equity and lines of credit, construction and land, and commercial and industrial loans. The decrease in loan balances reflects the Company remaining strategically focused on both managing the concentration of its commercial and multifamily real estate loan portfolios and disciplined loan pricing, as well as lower customer demand in the current elevated interest rate environment. Multifamily loans decreased $85.8 million, or 3.1%, to $2.67 billion at June 30, 2024 from $2.75 billion at December 31, 2023, commercial real estate loans decreased $33.4 million, or 3.6%, to $896.2 million at June 30, 2024 from $929.6 million at December 31, 2023, one-to-four family residential loans decreased $8.9 million, or 5.5%, to $151.9 million at June 30, 2024 from $160.8 million at December 31, 2023, and other loans decreased $263,000, or 10.2%, to $2.3 million at June 30, 2024 from $2.6 million at December 31, 2023. Partially offsetting these decreases were increases in commercial and industrial loans of $10.5 million, or 6.8%, to $165.8 million at June 30, 2024 from $155.3 million at December 31, 2023, home equity and lines of credit of $4.3 million, or 2.6%, to $167.9 million at June 30, 2024 from $163.5 million at December 31, 2023, and construction and land loans of $1.6 million, or 5.3%, to $32.6 million at June 30, 2024 from $31.0 million at December 31, 2023.

As of June 30, 2024, non-owner occupied commercial real estate loans (as defined by regulatory guidance) to total risk-based capital was estimated at approximately 456%. Management believes that Northfield Bank (the “Bank”) maintains appropriate risk management practices including risk assessments, board-approved underwriting policies and related procedures, which include monitoring Bank portfolio performance, performing market analysis (economic and real estate), and stressing of the Bank’s commercial real estate portfolio under severe, adverse economic conditions. Although management believes the Bank has implemented appropriate policies and procedures to manage its commercial real estate concentration risk, the Bank’s regulators could require it to implement additional policies and procedures or could require it to maintain higher levels of regulatory capital, which might adversely affect its loan originations, the Company's ability to pay dividends, and overall profitability.

Our real estate portfolio includes credit risk exposure to loans collateralized by office buildings and multifamily properties in New York State subject to some form of rent regulation limiting rent increases for rent stabilized multifamily properties. At June 30, 2024, office-related loans represented $199.6 million, or approximately 5% of our total loan portfolio, with an average balance of $1.8 million (although we have originated these type of loans in amounts substantially greater than this average) and a weighted average loan-to-value ratio of 58%. Approximately 45% were owner-occupied. The geographic locations of the properties collateralizing our office-related loans are: 55.4% in New York and 44.6% in New Jersey. At June 30, 2024, our largest office-related loan had a principal balance of $90.0 million (with a net active principal balance for the Bank of $30.0 million as we have a 33.3% participation interest), was secured by an office facility located in Staten Island, New York, and was performing in accordance with its original contractual terms. At June 30, 2024, multifamily loans that have some form of rent stabilization or rent control totaled approximately $440.0 million, or approximately 11% of our total loan portfolio, with an average balance of $1.7 million (although we have originated these type of loans in amounts substantially greater than this average) and a weighted average loan-to-value ratio of 52%. At June 30, 2024, our largest rent-regulated loan had a principal balance of $17.0 million, was secured by an apartment building located in Staten Island, New York, and was performing in accordance with its original contractual terms. Management continues to closely monitor its office and rent-regulated portfolios. For further details on our rent-regulated multifamily portfolio see “Asset Quality”.
Purchased credit-deteriorated (“PCD”) loans totaled $9.3 million and $9.9 million at June 30, 2024 and December 31, 2023, respectively. The majority of the remaining PCD loan balance consists of loans acquired as part of a Federal Deposit Insurance Corporation-assisted transaction. The Company accreted interest income of $321,000 and $747,000 attributable to PCD loans for the three and six months ended June 30, 2024, respectively, as compared to $337,000 and $678,000 for the three and six months ended June 30, 2023, respectively. PCD loans had an allowance for credit losses of approximately $2.9 million at June 30, 2024.
Total liabilities increased $154.4 million, or 3.2%, to $5.05 billion at June 30, 2024, from $4.90 billion at December 31, 2023. The increase was primarily attributable to an increase in borrowings of $230.5 million, partially offset by a decrease in total deposits of $80.0 million.
Deposits decreased $80.0 million, or 2.1%, to $3.80 billion at June 30, 2024, as compared to $3.88 billion at December 31, 2023. Brokered deposits decreased by $100.0 million, or 100.0%, due to maturities that were replaced by borrowings during the quarter. The Company routinely utilizes brokered deposits and borrowed funds to manage interest rate risk, the cost of interest-bearing liabilities, and funding needs related to loan originations and deposit activity.
Deposits, excluding brokered deposits, increased $20.0 million, or 0.5%. The increase in deposits, excluding brokered deposits, was primarily attributable to increases of $10.1 million in transaction accounts and $65.7 million in time deposits, partially offset by decreases of $9.1 million in savings accounts and $46.6 million in money market accounts. Transaction growth was attributable to dedicated business development efforts, including targeted marketing mailings, while growth in time deposits was attributable to the current interest rate environment and offering competitive interest rates to attract deposits. Estimated gross uninsured deposits at June 30, 2024 were $1.72 billion. This total includes fully collateralized uninsured governmental deposits and intercompany deposits of $886.8 million, leaving estimated uninsured and uncollateralized deposits of approximately $835.3 million, or 22.0%, of total deposits. At December 31, 2023, estimated uninsured and uncollateralized deposits totaled $869.9 million, or 22.4% of total deposits.

Borrowed funds increased to $1.15 billion at June 30, 2024, from $920.5 million at December 31, 2023. The increase in borrowings for the period was primarily due to a $205.5 million increase in borrowings under the Federal Reserve Bank Term Funding Program which included favorable terms and conditions as compared to FHLB advances. Management utilizes borrowings to mitigate interest rate risk, for short-term liquidity, and to a lesser extent from time to time, as part of leverage strategies.
The following table sets forth term borrowing maturities (excluding overnight borrowings, floating rate advances, and subordinated debt) and the weighted average rate by year at June 30, 2024 (dollars in thousands):

Year	Amount (1)	Weighted Average Rate
2024	$50,765	4.67%
2025	482,500	3.99%
2026	148,000	4.36%
2027	173,000	3.19%
2028	154,288	3.96%
	$1,008,553	3.94%

((1) Borrowings maturing in 2025 include $300.0 million of FRB borrowings that can be repaid without any penalty.
Total stockholders’ equity decreased by $6.4 million to $693.0 million at June 30, 2024, from $699.4 million at December 31, 2023. The decrease was attributable to $11.7 million in stock repurchases and $11.1 million in dividend payments, partially offset by net income of $12.2 million for the six months ended June 30, 2024, a $3.0 million increase in accumulated other comprehensive income associated with an increase in the estimated fair value of our debt securities available-for-sale portfolio, and a $1.2 million increase in equity award activity. On April 24, 2024, the Board of Directors of the Company approved a $5.0 million stock repurchase program which was completed in May 2024, and on June 14, 2024, the Board of Directors of the Company approved a $10.0 million stock repurchase program. During the six months ended June 30, 2024, the Company repurchased 1.2 million of its common stock outstanding at an average price of $9.46 for a total of $11.7 million pursuant to the approved stock repurchase programs. As of June 30, 2024, the Company had $6.3 million remaining capacity under its current repurchase program.
Comparison of Operating Results for the Six Months Ended June 30, 2024 and 2023

Net Income. Net income was $12.2 million and $21.3 million for the six months ended June 30, 2024 and June 30, 2023, respectively. Significant variances from the comparable prior year period are as follows: a $9.5 million decrease in net interest income, a $1.1 million decrease in the provision for credit losses on loans, a $3.4 million increase in non-interest expense, and a $2.6 million decrease in income tax expense.

Interest Income. Interest income increased $17.3 million, or 17.0%, to $118.9 million for the six months ended June 30, 2024, from $101.6 million for the six months ended June 30, 2023, primarily due to a 51 basis point increase in the yield on interest-earning assets due to the rising rate environment and a $156.4 million, or 2.9%, increase in the average balance of interest-earning assets. The increase in the average balance of interest-earning assets was primarily due to increases in the average balance of interest-earning deposits in financial institutions of $154.7 million, the average balance of other securities of $105.4 million, and the average balance of mortgage-backed securities of $11.7 million, partially offset by a decrease in the average balance of loans of $113.5 million. The Company accreted interest income related to PCD loans of $747,000 for the six months ended June 30, 2024, as compared to $678,000 for the six months ended June 30, 2023. Interest income for the six months ended June 30, 2024, included loan prepayment income of $561,000 as compared to $1.2 million for the six months ended June 30, 2023.

Interest Expense. Interest expense increased $26.8 million, or 75.3%, to $62.3 million for the six months ended June 30, 2024, as compared to $35.5 million for the six months ended June 30, 2023. The increase was primarily due to an increase in interest expense on deposits of $21.6 million, or 118.2%, and, to a lesser extent, an increase in interest expense on borrowings of $5.1 million, or 32.8%. The increase in interest expense on deposits was attributable to a 134 basis point increase in the cost of interest-bearing deposits from 1.21% to 2.55% for the six months ended June 30, 2024, due to rising market interest rates and a shift in the composition of the deposit portfolio towards higher-costing certificates of deposit, and a $111.2 million, or 3.7%, increase in the average balance of interest-bearing deposits. The increase in interest expense on borrowings was attributable to a 31 basis point increase in the average cost of borrowings, and a $191.0 million, or 21.6%, increase in the average balance of borrowings.

Net Interest Income. Net interest income for the six months ended June 30, 2024, decreased $9.5 million, or 14.4%, to $56.6 million, from $66.1 million for the six months ended June 30, 2023, primarily due to a 42 basis point decrease in net interest margin to 2.06% from 2.48% for the six months ended June 30, 2023. The decrease in net interest margin was primarily due to interest-bearing liabilities repricing at a faster rate than interest-earning assets. The cost of interest-bearing liabilities increased by 112 basis points to 2.92% for the six months ended June 30, 2024, from 1.80% for the six months ended June 30, 2023, driven by a 134 basis point increase in the cost of interest-bearing deposits from 1.21% to 2.55% for the six months ended June 30, 2024, and a 31 basis point increase in the cost of borrowings from 3.56% to 3.87% due to rising market interest rates and a shift in the composition of the deposit portfolio towards higher-costing certificates of deposit and a greater reliance on borrowings. The increase in the cost of interest-bearing liabilities was partially offset by an increase in the yield on interest-earning assets, which increased by 51 basis points to 4.33% for the six months ended June 30, 2024, from 3.82% for the six months ended June 30, 2023, due to an increase in yields on all classes of interest-earning assets due to the higher interest rate environment. The net interest margin was also negatively affected by approximately 12 basis points due to a $300 million low risk leverage strategy in the first quarter of 2024.

Provision for Credit Losses. The provision for credit losses on loans decreased by $1.1 million to a benefit of $203,000 for the six months ended June 30, 2024, compared to a provision of $894,000 for the six months ended June 30, 2023, primarily due to a decline in loan balances and an improvement in the macroeconomic forecast for the current period within our Current Expected Credit Loss (“CECL”) model. Partially offsetting the decrease was an increase in reserves in the commercial and industrial and home equity and lines of credit portfolios related to an increase in non-performing loans in these portfolios and higher loan balances. Net charge-offs were $2.6 million for the six months ended June 30, 2024, primarily due to $2.4 million in net charge-offs on small business unsecured commercial and industrial loans, as compared to net charge-offs of $2.4 million for the six months ended June 30, 2023. Management continues to closely monitor the small business unsecured commercial and industrial loan portfolio, which totaled $33.6 million at June 30, 2024.

Non-interest Income. Non-interest income remained stable at $6.2 million for the six months ended June 30, 2024 as compared to $6.1 million for the six months ended June 30, 2023. Fees and service charges increased by $496,000, primarily due to an increase in overdraft fees and service charges on deposit accounts, which was partially offset by a decrease in other non-interest income of $488,000, primarily due to lower swap fee income.

Non-interest Expense. Non-interest expense increased $3.4 million, or 8.2%, to $45.3 million for the six months ended June 30, 2024, compared to $41.9 million for the six months ended June 30, 2023. The increase was primarily due to a $2.8 million increase in employee compensation and benefits, primarily attributable to higher salary expense, related to annual merit increases, an increase in medical expense, and an increase in severance expense to $683,000 as compared to $440,000 for the six months ended June 30, 2023. Partially offsetting the increase was a $461,000 decrease in stock compensation expense related to performance stock awards not expected to vest. During the second quarter of 2024, due to current economic conditions, the Company implemented a workforce reduction plan which included modest layoffs and staffing resource realignments. The annual estimated cost savings of this plan is $2.0 million, pre-tax. Additionally, there was a $736,000 increase in credit loss expense/(benefit) for off-balance sheet exposure due to a provision of $186,000 recorded during the six months ended June 30, 2024, as compared to a benefit of $550,000 for the comparative prior year period. The benefit in the prior year period was attributable to a decrease in the pipeline of loans committed and awaiting closing. There was also an increase of $311,000 in other non-interest expense, primarily higher collection costs, office and miscellaneous expenses. Partially offsetting the increases was a $249,000 decrease in professional fees, and a $420,000 decrease in advertising expense due to a change in marketing strategy and the timing of specific deposit and lending campaigns.

Income Tax Expense. The Company recorded income tax expense of $5.5 million for the six months ended June 30, 2024, compared to $8.1 million for the six months ended June 30, 2023, with the decrease due to lower taxable income partially offset by a higher effective tax rate. The effective tax rate for the six months ended June 30, 2024, was 31.2% compared to 27.7% for the six months ended June 30, 2023. In June 2024, options granted in 2014 expired and resulted in additional tax expense of $795,000, contributing to the higher effective tax rate for the six months ended June 30, 2024 as compared to the six months ended June 30, 2023.

The following table sets forth average balances, average yields and costs, and certain other information for the periods indicated.

	For the Six Months Ended
	June 30, 2024			June 30, 2023
	Average Outstanding Balance	Interest	Average Yield/ Rate (1)	Average Outstanding Balance	Interest	Average Yield/ Rate (1)
Interest-earning assets:
Loans (2)	$4,151,387	$92,014	4.46%	$4,264,932	$89,007	4.21%
Mortgage-backed securities (3)	736,654	11,753	3.21	724,955	7,506	2.09
Other securities (3)	362,917	7,347	4.07	257,514	2,498	1.96
Federal Home Loan Bank of New York stock	39,153	1,905	9.78	41,000	1,192	5.86
Interest-earning deposits in financial institutions	227,177	5,849	5.18	72,519	1,394	3.88
Total interest-earning assets	5,517,288	118,868	4.33	5,360,920	101,597	3.82
Non-interest-earning assets	266,065			242,288
Total assets	$5,783,353			$5,603,208

Interest-bearing liabilities:
Savings, NOW, and money market accounts	$2,477,334	25,514	2.07%	$2,461,283	10,329	0.85%
Certificates of deposit	677,800	14,423	4.28	582,642	7,975	2.76
Total interest-bearing deposits	3,155,134	39,937	2.55	3,043,925	18,304	1.21
Borrowed funds	1,074,957	20,704	3.87	883,934	15,589	3.56
Subordinated debt	61,266	1,656	5.44	61,183	1,647	5.43
Total interest-bearing liabilities	4,291,357	62,297	2.92	3,989,042	35,540	1.80
Non-interest bearing deposits	695,512			814,266
Accrued expenses and other liabilities	101,339			104,118
Total liabilities	5,088,208			4,907,426
Stockholders' equity	695,145			695,782
Total liabilities and stockholders' equity	$5,783,353			$5,603,208

Net interest income		$56,571			$66,057
Net interest rate spread (4)			1.41%			2.02%
Net interest-earning assets (5)	$1,225,931			$1,371,878
Net interest margin (6)			2.06%			2.48%
Average interest-earning assets to interest-bearing liabilities			128.57%			134.39%

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

Comparison of Operating Results for the Three Months Ended June 30, 2024 and 2023

Net Income. Net income was $6.0 million and $9.6 million for the quarters ended June 30, 2024 and June 30, 2023, respectively. Significant variances from the comparable prior year quarter are as follows: a $2.5 million decrease in net interest income, a $648,000 decrease in the provision for credit losses on loans, a $2.2 million increase in non-interest expense, and a $399,000 decrease in income tax expense.

Interest Income. Interest income increased $8.6 million, or 16.5%, to $60.2 million for the quarter ended June 30, 2024, from $51.7 million for the quarter June 30, 2023, primarily due to a 51 basis point increase in the yield on interest-earning assets due to the rising rate environment and a $177.4 million, or 3.3%, increase in the average balance of interest-earning assets. The increase in the average balance of interest-earning assets was due to increases in the average balance of interest-earning deposits in financial institutions of $123.6 million, the average balance of mortgage-backed securities of $121.1 million, and the average balance of other securities of $94.6 million, partially offset by decreases in the average balance of loans outstanding of $156.8 million and the average balance of Federal Home Loan Bank of New York stock of $5.2 million. Interest income for the quarter ended June 30, 2024, included loan prepayment income of $210,000, as compared to $194,000 for the quarter ended June 30, 2023. The Company accreted interest income related to PCD loans of $321,000 for the quarter ended June 30, 2024, as compared to $337,000 for the quarter ended June 30, 2023.
Interest Expense. Interest expense increased $11.0 million, or 53.8%, to $31.5 million for the quarter ended June 30, 2024, from $20.5 million for the quarter ended June 30, 2023. The increase was attributed to an increase in interest expense on deposits of $10.2 million, or 97.1% and, to a lesser extent, an increase in interest expense on borrowings of $843,000, or 9.2%. The increase in interest expense on deposits was primarily attributable to a 117 basis point increase in the cost of interest-bearing deposits to 2.60% for the quarter ended June 30, 2024, from 1.43% for the quarter ended June 30, 2023, due to rising market interest rates and a shift in the composition of the deposit portfolio towards higher-yielding certificates of deposit and a $251.0 million, or 8.5%, increase in the average balance of interest-bearing deposits. The increase in interest expense on borrowings was primarily due to a 20 basis point increase in the cost of borrowings from 3.68% for the quarter ended June 30, 2023, to 3.88% for the quarter ended June 30, 2024, and a $37.4 million, or 3.7%, increase in the average balance of borrowed funds.
Net Interest Income. Net interest income for the quarter ended June 30, 2024, decreased $2.5 million, or 7.9%, to $28.7 million, from $31.2 million for the quarter ended June 30, 2023, primarily due to a 25 basis point decrease in net interest margin to 2.09% for the quarter ended June 30, 2024, from 2.34% for the quarter ended June 30, 2023. The decrease in net interest margin was primarily due to the cost of interest-bearing liabilities increasing faster than the repricing of interest-earning assets. The cost of interest-bearing liabilities increased by 90 basis points to 2.95% for the quarter ended June 30, 2024, from 2.05% for the quarter ended June 30, 2023, driven primarily by a 117 basis point increase in the cost of interest-bearing deposits from 1.43% to 2.60%, and a 20 basis point increase in the cost of borrowings from 3.68% to 3.88%. The increase in the cost of interest-bearing liabilities was partially offset by an increase in the yield on interest-earning assets which increased by 51 basis points to 4.39% for the quarter ended June 30, 2024, from 3.88% for the quarter ended June 30, 2023.

Provision for Credit Losses. The provision for credit losses on loans decreased by $648,000 to a benefit of $618,000 for the quarter ended June 30, 2024, from a provision of $30,000 for the quarter ended June 30, 2023, primarily due to a decrease in loan balances and an improvement in the macroeconomic forecast for the current quarter within our CECL model. Partially offsetting the decrease was an increase in reserves in the commercial and industrial and home equity and lines of credit portfolios related to an increase in non-performing loans in these portfolios and higher balances and an increase in net charge-offs. Net charge-offs were $1.6 million for the quarter ended June 30, 2024, compared to net charge-offs of $313,000 for the quarter ended June 30, 2023, due to $1.5 million in net charge-offs on small business unsecured commercial and industrial loans.

Non-interest Income. Non-interest income increased by $43,000, or 1.5%, to $2.9 million for the quarter ended June 30, 2024, from $2.8 million for the quarter ended June 30, 2023, primarily due to a $261,000 increase in fees and service charges, primarily related to higher overdraft fees, and an $87,000 increase in income on bank owned life insurance, partially offset by a $318,000 decrease in gains on trading securities. For the quarter ended June 30, 2024, gains on trading securities, net, were $188,000, compared to gains of $506,000 in the quarter ended June 30, 2023. The trading portfolio is utilized to fund the Company’s deferred compensation obligation to certain employees and directors of the Company's deferred compensation plan (the “Plan”). The participants of this Plan, at their election, defer a portion of their compensation. Gains and losses on trading securities have no effect on net income since participants benefit from, and bear the full risk of, changes in the trading securities market values. Therefore, the Company records an equal and offsetting amount in compensation expense, reflecting the change in the Company’s obligations under the Plan.

Non-interest Expense. Non-interest expense increased by $2.2 million, or 10.7%, to $23.0 million for the quarter ended June 30, 2024, from $20.8 million for the quarter ended June 30, 2023. The increase was primarily due to a $1.0 million increase in compensation and employee benefits, primarily attributable to higher salary expense related to annual merit increases, an increase in medical expense and an increase in severance expense to $683,000 as compared to $440,000 in the quarter ended June 30, 2023. Partially offsetting the increase was a $461,000 decrease in stock compensation expense related to performance stock awards not expected to vest and a $318,000 decrease in the mark to market of the Company's deferred compensation plan expense, which as discussed above has no effect on net income. Also contributing to the increase was a $764,000 increase in the credit loss expense/(benefit) for off-balance sheet exposures which was due to $103,000 of expense recorded during the quarter ended June 30, 2024, compared to a benefit of $661,000 recorded in the prior year quarter. The benefit in the prior year quarter was attributable to a decrease in the pipeline of loans committed and awaiting closing. There was also a $415,000 increase in other non-interest expense.

Income Tax Expense. The Company recorded income tax expense of $3.2 million for the quarter ended June 30, 2024, compared to $3.6 million for the quarter ended June 30, 2023, with the decrease due to lower taxable income, partially offset by a higher effective tax rate. The effective tax rate for the quarter ended June 30, 2024 was 35.0%, compared to 27.4% for the quarter ended June 30, 2023. During the quarter ended June 30, 2024, options granted in 2014 expired and resulted in additional tax expense of $795,000, contributing to the higher effective tax rate for the quarter ended June 30, 2024 as compared to the quarter ended June 30, 2023.

The following table sets forth average balances, average yields and costs, and certain other information for the periods indicated.

	For the Three Months Ended
	June 30, 2024			June 30, 2023
	Average Outstanding Balance	Interest	Average Yield/ Rate (1)	Average Outstanding Balance	Interest	Average Yield/ Rate (1)
Interest-earning assets:
Loans (2)	$4,128,105	$45,967	4.48%	$4,284,871	$45,300	4.24%
Mortgage-backed securities (3)	824,498	7,355	3.59	703,415	3,714	2.12
Other securities (3)	333,855	3,506	4.22	239,273	1,113	1.87
Federal Home Loan Bank of New York stock	38,707	935	9.72	43,901	727	6.64
Interest-earning deposits in financial institutions	191,470	2,457	5.16	67,822	816	4.83
Total interest-earning assets	5,516,635	60,220	4.39	5,339,282	51,670	3.88
Non-interest-earning assets	265,702			244,567
Total assets	$5,782,337			$5,583,849

Interest-bearing liabilities:
Savings, NOW, and money market accounts	$2,490,372	13,183	2.13%	$2,399,631	6,486	1.08%
Certificates of deposit	701,272	7,481	4.29	540,984	3,997	2.96
Total interest-bearing deposits	3,191,644	20,664	2.60	2,940,615	10,483	1.43
Borrowed funds	1,041,035	10,041	3.88	1,003,611	9,198	3.68
Subordinated debt	61,294	828	5.43	61,071	828	5.44
Total interest-bearing liabilities	4,293,973	31,533	2.95	4,005,297	$20,509	2.05
Non-interest bearing deposits	691,384			780,806
Accrued expenses and other liabilities	103,082			102,846
Total liabilities	5,088,439			4,888,949
Stockholders' equity	693,898			694,900
Total liabilities and stockholders' equity	$5,782,337			$5,583,849

Net interest income		$28,687			$31,161
Net interest rate spread (4)			1.44%			1.83%
Net interest-earning assets (5)	$1,222,662			$1,333,985
Net interest margin (6)			2.09%			2.34%
Average interest-earning assets to interest-bearing liabilities			128.47%			133.31%

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

Asset Quality

PCD Loans (Held-for-Investment)

The Company accounts for PCD loans at estimated fair value using discounted expected future cash flows deemed to be collectible on the date acquired. Based on its detailed review of PCD loans and experience in loan workouts, management has a reasonable expectation about the amount and timing of future cash flows and accordingly has classified PCD loans ($9.3 million at June 30, 2024 and $9.9 million at December 31, 2023, respectively) as accruing, even though they may be contractually past due. At June 30, 2024, 6.9% of PCD loans were past due 30 to 89 days, and 15.6% were past due 90 days or more, as compared to 2.9% and 27.1%, respectively, at December 31, 2023.

Loans

The following table details total non-accrual loans (excluding PCD), non-performing assets, loans over 90 days delinquent on which interest is accruing, and accruing loans 30 to 89 days delinquent at June 30, 2024 and December 31, 2023 (dollars in thousands):

	June 30, 2024	December 31, 2023
Non-accrual loans:
Held-for-investment
Real estate loans:
Multifamily	$2,691	$2,709
Commercial	10,244	6,491
One-to-four family residential	69	104
Home equity and lines of credit	1,124	499
Commercial and industrial	2,570	305
Other	6	7
Total non-accrual loans held-for-investment	16,704	10,115
Loans delinquent 90 days or more and still accruing:
Held-for-investment
Real estate loans:
Multifamily	—	201
One-to-four family residential	136	406
Home equity and lines of credit	467	711
Total loans delinquent 90 days or more and still accruing held-for-investment	603	1,318
Total non-performing assets	$17,307	$11,433
Non-performing loans to total loans	0.42%	0.27%
Non-performing assets to total assets	0.30%	0.20%
Accruing loans 30 to 89 days delinquent	$6,265	$8,683

At June 30, 2024, total non-performing loans included $1.0 million of modified loans to borrowers experiencing financial difficulty and $3.3 million of troubled debt restructuring (“TDR”) loans that existed prior to adoption of Accounting Standards Update (“ASU”) 2022-02 on January 1, 2023. At December 31, 2023, total non-performing loans included $236,000 of modified loans to borrowers experiencing financial difficulty and $3.3 million of troubled debt TDR loans that existed prior to the adoption of ASU 2022-02.

The increase in non-accrual commercial real estate loans from December 31, 2023, was primarily attributable to one loan with a balance of $4.4 million, which was put on non-accrual status during the first quarter of 2024. Based on the results of the impairment analysis for this loan, no impairment reserve was necessary as the loan is adequately covered by collateral (a private residence and retail property, both located in New Jersey), with aggregate appraised values totaling $8.7 million. The increase in non-accrual commercial and industrial loans was primarily due to an increase in non-performing unsecured small business loans. Unsecured small business loans totaled $33.6 million and $37.4 million at June 30, 2024 and December 31, 2023, respectively. Management continues to closely monitor the small business unsecured commercial and industrial loan portfolio. Subsequent to the quarter end, two non-accrual commercial real estate loans totaling approximately $1.6 million were paid-off.

Other Real Estate Owned

At June 30, 2024 and December 31, 2023, the Company had no assets acquired through foreclosure.

Accruing Loans 30 to 89 Days Delinquent

Loans 30 to 89 days delinquent and on accrual status totaled $6.3 million and $8.7 million at June 30, 2024 and December 31, 2023, respectively. The following table sets forth delinquencies for accruing loans by type and by amount at June 30, 2024 and December 31, 2023 (dollars in thousands):

	June 30, 2024	December 31, 2023
Held-for-investment
Real estate loans:
Multifamily	$168	$740
Commercial	1,557	1,010
One-to-four family residential	1,769	3,339
Home equity and lines of credit	786	817
Commercial and industrial loans	1,977	2,767
Other loans	8	10
Total delinquent accruing loans held-for-investment	$6,265	$8,683

Rent-Regulated Multifamily Loans

Our multifamily loan portfolio at June 30, 2024 totaled $2.67 billion, or 65% of our total loan portfolio, of which $440.0 million, or 11%, included loans collateralized by properties in New York with units subject to some percentage of rent regulation. The table below sets forth details about our multifamily loan portfolio in New York (dollars in thousands).

% Rent Regulated	Balance	% Portfolio Total NY Multifamily Portfolio	Average Balance	Largest Loan	LTV*	Debt Service Coverage Ratio (DSCR)*	30-89 Days Delinquent	Non-Accrual	Special Mention	Substandard
0	$307,163	41.2%	$1,155	$16,681	50.2%	1.56x	$168	$551	$785	$879
>0-10	4,771	0.6	1,590	238	51.7	1.46	—	—	—	—
>10-20	18,820	2.5	1,448	2,881	49.5	1.57	—	—	—	—
>20-30	17,965	2.4	2,246	5,543	55.1	1.45	—	—	—	—
>30-40	15,291	2.0	1,274	3,112	48.6	1.67	—	—	—	—
>40-50	22,332	3.0	1,314	2,756	48.4	1.64	—	—	—	—
>50-60	9,526	1.3	1,588	2,354	40.1	2.03	—	—	—	—
>60-70	16,697	2.2	3,339	11,416	54.9	1.47	—	—	—	—
>70-80	15,432	2.1	2,205	4,733	47.3	1.54	—	—	—	—
>80-90	20,965	2.8	1,165	3,159	46.9	1.71	—	—	—	—
>90-100	298,182	39.9	1,796	17,011	52.8	1.68	—	2,141	1,207	4,535
Total	$747,144	100.0%	$1,434	$17,011	51.1%	1.62x	$168	$2,692	$1,992	$5,414
The table below sets forth our New York rent-regulated loans by county (dollars in thousands):

County	Balance	LTV*	DSCR*
Bronx	$119,596	51.9%	1.67x
Kings	191,378	51.5%	1.65
Nassau	2,186	36.4%	1.88
New York	40,903	48.3%	1.52
Queens	39,148	44.6%	1.88
Richmond	28,982	60.9%	1.67
Westchester	17,787	62.2%	1.37
Total	$439,980	51.7%	1.66x

* Weighted Average
None of the loans that are rent-regulated in New York are interest-only. During the remainder of 2024, eight loans with an aggregate principal balance of $13.3 million will re-price.

Liquidity and Capital Resources
Liquidity. The objective of our liquidity management is to ensure the availability of sufficient funds to meet financial commitments and deposit withdrawals, to repay borrowings as they mature, and to fund new loans and investments as opportunities arise.
The Bank's primary sources of funds are deposits, principal and interest payments on loans and securities, borrowed funds, the proceeds from maturing securities and short-term investments, and to a lesser extent, proceeds from the sales of loans and securities, and wholesale borrowings. The scheduled amortization of loans and securities, as well as proceeds from borrowed funds, are predictable sources of funds. Other funding sources, however, such as deposit inflows and loan prepayments are greatly influenced by market interest rates, economic conditions, and competition. The Bank is a member of the Federal Home Loan Bank of New York (“FHLBNY”), which provides an additional source of short-term and long-term funding. The Bank also has short-term borrowing capabilities with the FRB. On March 12, 2023, the Board of Governors of the Federal Reserve System created the Bank Term Funding Program (“BTFP”), which aims to enhance liquidity by allowing institutions to pledge certain securities at par value, and a pay a borrowing rate of ten basis points over the one-year overnight index swap rate. The BTFP is available to eligible U.S. federally insured depository institutions, with advances having a term of up to one year and no prepayment penalties. As of June 30, 2024, the Company had borrowed $300.0 million under the BTFP. The BTFP ceased making new loans on March 11, 2024. The Bank’s total short-term borrowed funds, excluding lease obligations, floating rate advances and an overnight line of credit, were $1.01 billion at June 30, 2024, and had a weighted average interest rate of 3.94%. A total of $483.3 million of these borrowings will mature in less than one year. Short-term borrowed funds, excluding floating rate advances, were $853.1 million at December 31, 2023.

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

The Bank has the ability to obtain additional funding from the FHLBNY of approximately $1.41 billion utilizing unencumbered securities of $619.8 million, loans of $789.6 million, and encumbered securities of $837,000 at June 30, 2024. Additionally, the Bank has remaining borrowing capacity utilizing encumbered securities through the FRB Discount Window of $1.1 million. The Bank expects to have sufficient funds available to meet current commitments in the normal course of business.

The Company has a diversified deposit base, and government deposits are collateralized by assets or letters of credit issued by the FHLBNY. Estimated gross uninsured deposits at June 30, 2024 were $1.72 billion. This total includes fully collateralized uninsured governmental deposits and intercompany deposits of $886.8 million, leaving estimated net uninsured deposits of approximately $835.3 million, or 22.0%, of total deposits. At December 31, 2023, estimated net uninsured deposits totaled $869.9 million, or 22.4% of total deposits.

Northfield Bancorp, Inc. (standalone) is a separate legal entity from the Bank and must provide for its own liquidity to pay dividends, repurchase its stock, and for other corporate purposes. Northfield Bancorp, Inc.'s primary source of liquidity is dividend payments from the Bank. At June 30, 2024, Northfield Bancorp, Inc. (standalone) had liquid assets of $40.1 million.

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

At June 30, 2024, and December 31, 2023, as set forth in the following table, both Northfield Bank and Northfield Bancorp, Inc. exceeded all of the regulatory capital requirements to which they were subject at such dates.

	Northfield Bank	Northfield Bancorp, Inc.	For Capital Adequacy Purposes	For Well Capitalized Under Prompt Corrective Action Provisions
As of June 30, 2024:
CBLR	11.88%	11.87%	9.00%	9.00%
As of December 31, 2023:
CBLR	12.80%	12.58%	9.00%	9.00%
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
Commitments to fund unused lines of credit are agreements to lend additional funds to customers as long as there have been no violations of any of the conditions established in the agreements (original or restructured). Commitments to originate loans generally have a fixed expiration or other termination clauses, which may require payment of a fee. Since some of these loan commitments are expected to expire without being drawn upon, total commitments do not necessarily represent future cash requirements. At June 30, 2024, the reserve for commitments to fund unused lines of credit recorded in accrued expenses and other liabilities was $422,000.

For further information regarding our off-balance sheet arrangements and contractual obligations, see "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

Accounting Pronouncements Not Yet Adopted

ASU No. 2023-07. In November 2023, the FASB issued ASU No. 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures”. The amendments in this ASU require improved reportable segment information on an annual and interim basis, primarily through enhanced disclosures about significant segment expenses. This update will be effective for financial statements issued for fiscal years beginning after December 15, 2023, and interim periods for fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company is one operating segment; therefore, we do not anticipate any impact to the consolidated financial statements.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Management of Market Risk
General.  A majority of our assets and liabilities are monetary in nature. Consequently, our most significant form of market risk is interest rate risk. Our assets, consisting primarily of mortgage-related securities and loans, generally have longer maturities than our liabilities, which consist primarily of deposits and borrowings. As a result, a principal part of our business strategy involves managing interest rate risk and limiting the exposure of our net interest income to changes in market interest rates. Accordingly, our Board of Directors has established a Management Asset-Liability Committee, comprised of our Senior Vice President (“SVP”) & Chief Investment Officer and Treasurer, who chairs this Committee, our President & Chief Executive Officer, our Executive Vice President (“EVP”) & Chief Risk Officer, our EVP & Chief Financial Officer, our EVP & Chief Lending Officer, our EVP & Chief Branch Administration, Deposit Operations & Business Development Officer, and our SVP & Director of Marketing, and other officers and staff as necessary or appropriate. This committee is responsible for, among other things, evaluating the interest rate risk inherent in our assets and liabilities, for recommending to the risk management committee of our Board of Directors the level of risk that is appropriate given our business strategy, operating environment, capital, liquidity and performance objectives, and for managing this risk consistent with the guidelines approved by the Board of Directors.

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

The following tables set forth, as of June 30, 2024 and December 31, 2023, our calculation of the estimated changes in our NPV, NPV ratio, and percent change in net interest income that would result from the designated instantaneous and sustained changes in interest rates (dollars in thousands). Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments and deposit repricing characteristics, including decay rates, and correlations to movements in interest rates, and should not be relied on as indicative of actual results.

	At June 30, 2024
Change in Interest Rates (basis points)	Estimated Present Value of Assets	Estimated Present Value of Liabilities	Estimated NPV	Estimated Change In NPV	Estimated Change in NPV %	Estimated NPV/Present Value of Assets Ratio	Next 12 Months Net Interest Income Percent Change	Months 13-24 Net Interest Income Percent Change
+400	$5,082,530	$4,392,261	$690,269	$(142,595)	(17.12)%	13.58%	(23.34)%	(11.18)%
+300	5,181,695	4,457,567	724,128	(108,736)	(13.06)	13.97	(17.16)	(8.29)
+200	5,290,311	4,525,958	764,353	(68,511)	(8.23)	14.45	(10.46)	(4.31)
+100	5,399,182	4,597,784	801,398	(31,466)	(3.78)	14.84	(4.26)	(1.13)
—	5,506,330	4,673,466	832,864	—	—	15.13	—	—
(100)	5,619,784	4,758,237	861,547	28,683	3.44	15.33	1.54	(1.92)
(200)	5,727,188	4,847,697	879,491	46,627	5.60	15.36	2.10	(5.78)
(300)	5,836,603	4,942,185	894,418	61,554	7.39	15.32	2.22	(10.16)
(400)	5,991,093	5,062,192	928,901	96,037	11.53	15.50	3.10	(9.89)

	At December 31, 2023
Change in Interest Rates (basis points)	Estimated Present Value of Assets	Estimated Present Value of Liabilities	Estimated NPV	Estimated Change In NPV	Estimated Change in NPV %	Estimated NPV/Present Value of Assets Ratio	Next 12 Months Net Interest Income Percent Change	Months 13-24 Net Interest Income Percent Change
+400	$4,845,088	$4,222,267	$622,821	$(139,446)	(18.29)%	12.85%	(20.93)%	(5.16)%
+300	4,945,428	4,292,831	652,597	(109,670)	(14.39)	13.20	(15.79)	(4.31)
+200	5,060,164	4,366,834	693,330	(68,937)	(9.04)	13.70	(9.91)	(1.91)
+100	5,174,386	4,444,681	729,705	(32,562)	(4.27)	14.10	(4.52)	(0.49)
—	5,289,153	4,526,886	762,267	—	—	14.41	—	—
(100)	5,410,037	4,618,015	792,022	29,755	3.90	14.64	2.73	(1.32)
(200)	5,531,944	4,714,497	817,447	55,180	7.24	14.78	4.51	(4.34)
(300)	5,653,051	4,818,672	834,379	72,112	9.46	14.76	4.39	(9.12)
(400)	5,815,435	4,954,580	860,855	98,588	12.93	14.80	4.19	(9.12)
At June 30, 2024, in the event of a 400 basis point decrease in interest rates, we would experience an 11.53% increase in estimated net portfolio value, a 3.10% increase in net interest income in year one, and a 9.89% decrease in net interest income in year two. In the event of a 400 basis point increase in interest rates, we would experience a 17.12% decrease in estimated net portfolio value, a 23.34% decrease in net interest income in year one and an 11.18% decrease in net interest income in year two. Our policies provide that, in the event of a 200 basis point decrease or less in interest rates, our net present value ratio should decrease by no more than 300 basis points and 10%, and in the event of a 400 basis point increase or less, our net present value should decrease by no more than 475 basis points and 35%. In the event of a 200 basis point decrease or less, our projected net interest income should decrease by no more than 10% in year one and 20% in year two, and in the event of a 400 basis point increase or less, our projected net interest income should decrease by no more than 39% in year one and 26% in year two. At June 30, 2024 and December 31, 2023, we were in compliance with all Board-approved policies with respect to interest rate risk management.
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

ITEM 4.    CONTROLS AND PROCEDURES
An evaluation was performed under the supervision and with the participation of the Company’s management, including the President and Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of June 30, 2024. Based on that evaluation, the Company’s management, including the President and Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

During the three months ended June 30, 2024, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

ITEM 1.     LEGAL PROCEEDINGS
The Company and subsidiaries are subject to various legal actions arising in the normal course of business.  In the opinion of management, the resolution of these legal actions is not expected to have a material adverse effect on the Company’s consolidated financial condition or results of operations.

ITEM 1A.  RISK FACTORS

During the quarter ended June 30, 2024, there have been no material changes to the risk factors as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, as filed with the Securities and Exchange Commission, except as previously disclosed in our other filings with the Securities and Exchange Commission.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES
(a)Unregistered Sale of Equity Securities. There were no sales of unregistered securities during the period covered by this report.
(b)Use of Proceeds. Not applicable.
(c)Repurchases of Our Equity Securities.
On April 24, 2024, the Board of Directors of the Company approved a $5.0 million stock repurchase program which was completed in May 2024, and on June 14, 2024, the Board of Directors of the Company approved a new $10.0 million stock repurchase program. The programs permit the Company's shares of common stock to be repurchased in open market or private transactions, through block trades, and pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities and Exchange Commission. The timing of the repurchases depends on certain factors, including but not limited to, market conditions and prices, the Company’s liquidity and capital requirements, and alternative uses of capital. Any repurchased shares are held as treasury stock and available for general corporate purposes. The repurchases can be suspended, terminated or modified at any time for any reason, including market conditions, the cost of repurchasing shares, the availability of alternative investment opportunities, liquidity, and other factors deemed appropriate.

The following table reports information regarding purchases of the Company’s common stock during the three months ended June 30, 2024.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (in thousands)
April 1, 2024 to April 30, 2024	120,036	$8.54	120,036	$3,975
May 1, 2024 to May 31, 2024	434,384	9.15	434,384	—
June 1, 2024 to June 30, 2024	434,338	8.45	434,338	6,330
Total	988,758	8.77	988,758

In addition to the repurchases disclosed above, participants in the Company's stock-based incentive plans may have shares withheld to cover income taxes upon the vesting of restricted stock awards. Shares withheld to cover income taxes upon the vesting of restricted stock awards are repurchased pursuant to the terms of the applicable plan and not under the Company's stock repurchase program. There were no shares repurchased pursuant to these plans during the three months ended June 30, 2024.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES
    None.

ITEM 4.     MINE SAFETY DISCLOSURES
    Not applicable.

ITEM 5.     OTHER INFORMATION
    During the three months ended June 30, 2024, no directors or executive officers of the Company adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) and/or any “Rule 10b5-1 trading arrangement.”

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

101.INS	XBRL (Extensible Business Reporting Language) Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover page information from the Company's Quarterly Report on Form 10-Q filed August 9, 2024, formatted in Inline XBRL.

(1) Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTHFIELD BANCORP, INC.
(Registrant)

Date: August 9, 2024

/s/ Steven M. Klein
Steven M. Klein
Chairman, President and Chief Executive Officer

/s/ William R. Jacobs
William R. Jacobs
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)