Form 10-Q
period 2024-09-30
Northfield Bancorp, Inc.
filed 2024-11-12
CIK 1493225

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024
or
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
As of October 31, 2024, the registrant had 42,904,081 shares of Common Stock, par value $0.01 per share, issued and outstanding.

NORTHFIELD BANCORP, INC.
Form 10-Q Quarterly Report

PART I
ITEM 1.     FINANCIAL STATEMENTS

NORTHFIELD BANCORP, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited) (In thousands, except share amounts)

	September 30, 2024	December 31, 2023
ASSETS:
Cash and due from banks	$14,193	$13,889
Interest-bearing deposits in other financial institutions	218,733	215,617
Total cash and cash equivalents	232,926	229,506
Trading securities	13,759	12,549
Debt securities available-for-sale, at estimated fair value (with no allowance for credit losses at September 30, 2024 and December 31, 2023)	1,063,486	795,464
Debt securities held-to-maturity, at amortized cost	9,681	9,866
(estimated fair value of $9,519 at September 30, 2024, and $9,586 at December 31, 2023, with no allowance for credit losses at September 30, 2024 and December 31, 2023)
Equity securities	10,699	10,629
Loans held-for-sale	4,897	—
Loans held-for-investment	4,059,106	4,203,654
Less: allowance for credit losses	(35,197)	(37,535)
Net loans held-for-investment	4,023,909	4,166,119
Accrued interest receivable	19,299	18,491
Bank-owned life insurance	174,482	171,543
Federal Home Loan Bank (“FHLB”) of New York stock, at cost	37,269	39,667
Operating lease right-of-use assets	28,943	30,202
Premises and equipment, net	22,973	24,771
Goodwill	41,012	41,012
Other assets	47,516	48,577
Total assets	$5,730,851	$5,598,396
LIABILITIES AND STOCKHOLDERS’ EQUITY:
LIABILITIES:
Deposits	$3,875,569	$3,878,435
Securities sold under agreements to repurchase	—	25,000
FHLB advances and other borrowings	990,871	834,272
Subordinated debentures, net of issuance costs	61,386	61,219
Operating lease liabilities	33,529	35,205
Advance payments by borrowers for taxes and insurance	22,492	25,102
Accrued expenses and other liabilities	47,440	39,718
Total liabilities	5,031,287	4,898,951
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value: 25,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value: 150,000,000 shares authorized, 64,770,875 shares issued at
September 30, 2024 and December 31, 2023, 42,904,342 and 44,524,929 outstanding at September 30, 2024 and December 31, 2023, respectively	648	648
Additional paid-in-capital	590,164	590,973
Unallocated common stock held by employee stock ownership plan	(13,692)	(14,340)
Retained earnings	435,459	433,227
Accumulated other comprehensive loss	(18,316)	(32,442)
Treasury stock at cost: 21,866,533 and 20,245,946 shares at September 30, 2024 and December 31, 2023, respectively	(294,699)	(278,621)
Total stockholders’ equity	699,564	699,445
Total liabilities and stockholders’ equity	$5,730,851	$5,598,396
See accompanying notes to unaudited consolidated financial statements.

NORTHFIELD BANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited) (In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Interest income:
Loans	$46,016	$46,213	$138,030	$135,220
Mortgage-backed securities	8,493	3,664	20,246	11,170
Other securities	2,684	1,095	10,031	3,593
FHLB of New York dividends	914	933	2,819	2,125
Deposits in other financial institutions	1,211	831	7,060	2,225
Total interest income	59,318	52,736	178,186	154,333
Interest expense:
Deposits	20,304	13,614	60,241	31,918
Borrowings	9,949	8,593	30,653	24,182
Subordinated debt	836	837	2,492	2,484
Total interest expense	31,089	23,044	93,386	58,584
Net interest income	28,229	29,692	84,800	95,749
Provision for credit losses	2,542	188	2,339	1,082
Net interest income after provision for credit losses	25,687	29,504	82,461	94,667
Non-interest income:
Fees and service charges for customer services	1,611	1,317	4,796	4,006
Income on bank-owned life insurance	999	920	2,939	2,679
Losses on available-for-sale debt securities, net	(7)	—	(6)	(17)
Gains (losses) on trading securities, net	710	(295)	1,597	723
Gain on sale of loans	—	99	51	134
Other	265	80	441	744
Total non-interest income	3,578	2,121	9,818	8,269
Non-interest expense:
Compensation and employee benefits	11,424	10,920	37,577	34,310
Occupancy	3,030	3,416	9,805	10,032
Furniture and equipment	450	479	1,411	1,393
Data processing	1,780	1,994	6,104	6,308
Professional fees	943	883	2,433	2,622
Advertising	282	414	1,282	1,834
Federal Deposit Insurance Corporation insurance	626	591	1,863	1,763
Credit loss expense (benefit) for off-balance sheet exposures	151	160	337	(390)
Other	1,692	1,710	4,891	4,598
Total non-interest expense	20,378	20,567	65,703	62,470
Income before income tax expense	8,887	11,058	26,576	40,466
Income tax expense	2,364	2,877	7,882	11,019
Net income	$6,523	$8,181	$18,694	$29,447
Net income per common share:
Basic	$0.16	$0.19	$0.45	$0.67
Diluted	$0.16	$0.19	$0.45	$0.67
See accompanying notes to unaudited consolidated financial statements.

NORTHFIELD BANCORP, INC. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME - (Continued) (Unaudited) (In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income	$6,523	$8,181	$18,694	$29,447
Other comprehensive income (loss):
Unrealized gains (losses) on debt securities available-for-sale:
Net unrealized holding gains (losses)	15,352	(4,039)	19,527	467
Less: reclassification adjustment for net losses included in net income	7	—	6	17
Net unrealized gains (losses)	15,359	(4,039)	19,533	484
Post-retirement benefits adjustment	—	—	58	—
Other comprehensive income (loss) before tax	15,359	(4,039)	19,591	484
Income tax (expense) benefit related to net unrealized holding gains (losses) on debt securities available-for-sale	(4,272)	1,130	(5,447)	(131)
Income tax benefit related to reclassification adjustment for losses included in net income	(2)	—	(2)	(5)
Income tax benefit related to post retirement benefit adjustment	—	—	(16)	—
Other comprehensive income (loss), net of tax	11,085	(2,909)	14,126	348
Comprehensive income	$17,608	$5,272	$32,820	$29,795

See accompanying notes to unaudited consolidated financial statements.

NORTHFIELD BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Three Months Ended September 30, 2024 and 2023
(Unaudited) (In thousands, except share data)

	Common Stock
	Shares Outstanding	Par Value	Additional Paid-in Capital	Unallocated Common Stock Held by the Employee Stock Ownership Plan	Retained Earnings	Accumulated Other Comprehensive Income (loss) Net of tax	Treasury Stock	Total Stockholders' Equity
Balance at June 30, 2023	45,243,673	$648	$589,335	$(15,192)	$427,921	$(45,074)	$(270,997)	$686,641
Net income					8,181			8,181
Other comprehensive loss, net of tax						(2,909)		(2,909)
ESOP shares allocated or committed to be released			75	234				309
Stock compensation expense			580					580
Restricted stock forfeitures	(1,967)		28				(28)	—
Cash dividends declared and paid ($0.13 per common share)					(5,567)			(5,567)
Repurchase of treasury stock (average cost of $11.06 per share)	(285,588)						(3,160)	(3,160)
Balance at September 30, 2023	44,956,118	$648	$590,018	$(14,958)	$430,535	$(47,983)	$(274,185)	$684,075

Balance at June 30, 2024	43,466,961	$648	$589,349	$(13,909)	$434,310	$(29,401)	$(287,973)	$693,024
Net income					6,523			6,523
Other comprehensive income, net of tax						11,085		11,085
ESOP shares allocated or committed to be released			80	217				297
Stock compensation expense			717					717
Restricted stock forfeitures	(1,198)		18				(18)	—
Cash dividends declared and paid ($0.13 per common share)					(5,374)			(5,374)
Purchase of employee restricted stock to fund statutory tax withholding	(738)						(8)	(8)
Repurchase of treasury stock, including excise tax (average cost of $11.95 per share)	(560,683)						(6,700)	(6,700)
Balance at September 30, 2024	42,904,342	$648	$590,164	$(13,692)	$435,459	$(18,316)	$(294,699)	$699,564

See accompanying notes to unaudited consolidated financial statements.

NORTHFIELD BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Nine Months Ended September 30, 2024 and 2023
(Unaudited) (In thousands, except share data)

	Common Stock
	Shares Outstanding	Par Value	Additional Paid-in Capital	Unallocated Common Stock Held by the Employee Stock Ownership Plan	Retained Earnings	Accumulated Other Comprehensive Income (loss) Net of tax	Treasury Stock	Total Stockholders' Equity
Balance at December 31, 2022	47,442,488	$648	$590,249	$(15,650)	$418,353	$(48,331)	$(243,879)	$701,390
Net income					29,447			29,447
Other comprehensive income, net of tax						348		348
ESOP shares allocated or committed to be released			307	692				999
Stock compensation expense			1,803					1,803
Restricted stock issuance	173,060		(2,670)				2,670	—
Restricted stock forfeitures	(23,219)		336				(336)	—
Exercise of stock options, net	7,600		(7)				107	100
Cash dividends declared and paid ($0.39 per common share)					(17,265)			(17,265)
Repurchase of treasury stock (average cost of $12.27 per share)	(2,643,811)						(32,747)	(32,747)
Balance at September 30, 2023	44,956,118	$648	$590,018	$(14,958)	$430,535	$(47,983)	$(274,185)	$684,075

Balance at December 31, 2023	44,524,929	$648	$590,973	$(14,340)	$433,227	$(32,442)	$(278,621)	$699,445
Net income					18,694			18,694
Other comprehensive income, net of tax						14,126		14,126
ESOP shares allocated or committed to be released			157	648				805
Stock compensation expense			1,632					1,632
Restricted stock issuance	213,702		(2,772)				2,772	—
Restricted stock forfeitures	(12,714)		174				(174)	—
Cash dividends declared and paid ($0.39 per common share)					(16,462)			(16,462)
Purchase of employee restricted stock to fund statutory tax withholding	(19,503)						(231)	(231)
Repurchase of treasury stock, including excise tax (average cost of $10.24 per share)	(1,802,072)						(18,445)	(18,445)
Balance at September 30, 2024	42,904,342	$648	$590,164	$(13,692)	$435,459	$(18,316)	$(294,699)	$699,564

See accompanying notes to unaudited consolidated financial statements.

NORTHFIELD BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (In thousands)

	Nine Months Ended September 30,
	2024	2023
Net income	$18,694	$29,447
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	2,339	1,082
ESOP and stock compensation expense	2,437	2,802
Depreciation	2,710	2,765
Amortization of premiums and deferred loan costs, net of accretion of discounts and deferred loan fees	754	5,483
Amortization of debt issuance costs	167	167
Amortization of intangible assets	64	93
Amortization of operating lease right-of-use assets	3,486	3,526
Income on bank-owned life insurance	(2,939)	(2,679)
Net gain on sale of loans	(51)	(134)
Proceeds from sale of loans held-for-sale	673	1,583
Origination of loans held-for-sale	(622)	(1,449)
Losses on available-for-sale debt securities, net	6	17
Gains on trading securities, net	(1,597)	(723)
Loss on sale of other real estate owned, net	—	7
Net sales (purchases) of trading securities	387	(30)
(Increase) decrease in accrued interest receivable	(808)	71
Increase in other assets	(8,313)	(12,157)
Increase in accrued expenses and other liabilities	7,722	2,813
Net cash provided by operating activities	25,109	32,684
Cash flows from investing activities:
Net decrease in loans receivable	135,317	10,190
Purchases of loans	(1,529)	(3,781)
Purchases of FHLB of New York stock	(6,381)	(44,998)
Redemptions of FHLB of New York stock	8,779	34,215
Purchases of debt securities available-for-sale	(928,815)	(765)
Purchases of equity securities	(70)	(185)
Principal payments and maturities on debt securities available-for-sale	680,751	205,310
Principal payments and maturities on debt securities held-to-maturity	186	630
Proceeds from sale of other real estate owned	—	63
Purchases and improvements of premises and equipment	(912)	(2,075)
Net cash (used in) provided by investing activities	(112,674)	198,604
Cash flows from financing activities:
Net decrease in deposits	(2,866)	(481,706)
Dividends paid	(16,462)	(17,265)
Exercise of stock options	—	100
Purchase of treasury stock	(18,676)	(32,747)
Decrease in advance payments by borrowers for taxes and insurance	(2,610)	(27)
Proceeds from borrowings and securities sold under agreements to repurchase	455,684	743,553
Repayments related to securities sold under agreements to repurchase and other borrowings	(324,085)	(408,439)
Net cash provided by (used in) financing activities	90,985	(196,531)
Net increase in cash and cash equivalents	3,420	34,757
Cash and cash equivalents at beginning of period	229,506	45,799
Cash and cash equivalents at end of period	$232,926	$80,556

See accompanying notes to unaudited consolidated financial statements

NORTHFIELD BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)
(Unaudited) (In thousands)

	Nine Months Ended September 30,
	2024	2023
Supplemental cash flow information:
Cash paid during the period for:
Interest	$87,322	$56,109
Income taxes	6,178	13,336
Non-cash transactions:
Loan charge-offs, net	4,667	5,219
Transfer of loans held-for-investment to other real estate owned	—	70
Right-of-use assets obtained in exchange for new lease liabilities	2,227	645
Transfer of loans held-for-investment to loans held-for-sale at fair value	4,897	950

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

In the opinion of management, all adjustments (consisting solely of normal and recurring adjustments) necessary for the fair presentation of the consolidated balance sheets and the consolidated statements of comprehensive income for the unaudited periods presented have been included. The results of operations and other data presented for the three and nine months ended September 30, 2024 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2024 or for any other period. Whenever necessary, certain prior year amounts are reclassified to conform to the current year presentation.
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

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)
Note 2 – Debt Securities Available-for-Sale
The following is a comparative summary of mortgage-backed securities and other debt securities available-for-sale at September 30, 2024 and December 31, 2023 (in thousands):

	September 30, 2024
		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
	cost	gains	losses	value
U.S. Government agency securities	75,734	—	(833)	74,901
Mortgage-backed securities:
Pass-through certificates:
Government sponsored enterprises ("GSEs")	295,840	3	(18,194)	277,649
Real estate mortgage investment conduits ("REMICs"):
GSE	597,142	1,694	(7,075)	591,761
Total mortgage-backed securities	892,982	1,697	(25,269)	869,410
Other debt securities:
Municipal bonds	684	—	—	684
Corporate bonds	119,574	81	(1,164)	118,491
	120,258	81	(1,164)	119,175
Total debt securities available-for-sale	$1,088,974	$1,778	$(27,266)	$1,063,486

	December 31, 2023
		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
	cost	gains	losses	value
U.S. Treasuries	$44,364	$15	$—	$44,379
U.S. Government agency securities	75,898	—	(1,990)	73,908
Mortgage-backed securities:
Pass-through certificates:
GSE	365,823	2	(28,285)	337,540
REMICs:
GSE	224,931	—	(11,831)	213,100
Total mortgage-backed securities	590,754	2	(40,116)	550,640
Other debt securities:
Municipal bonds	765	—	(2)	763
Corporate bonds	128,704	43	(2,973)	125,774
	129,469	43	(2,975)	126,537
Total debt securities available-for-sale	$840,485	$60	$(45,081)	$795,464

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)
The following is a summary of the expected maturity distribution of debt securities available-for-sale, other than mortgage-backed securities, at September 30, 2024 (in thousands):

Available-for-sale	Amortized cost	Estimated fair value
Due in one year or less	$94,396	$93,588
Due after one year through five years	93,596	92,919
Due after five years through ten years	8,000	7,569
	$195,992	$194,076
Contractual maturities for mortgage-backed securities are not included above, as expected maturities on mortgage-backed securities may differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without penalties.

Certain securities available-for-sale are pledged or encumbered to secure borrowings under pledge agreements and repurchase agreements and for other purposes required by law. At September 30, 2024 and December 31, 2023, the fair value of debt securities available-for-sale that were pledged to secure borrowings and deposits was $476.5 million and $272.9 million, respectively.

For the three months ended September 30, 2024, the Company had no proceeds on sales of debt securities available-for-sale, with no gross realized gains and gross realized losses of $7,000 related to calls of securities. For the nine months ended September 30, 2024, the Company had no proceeds on sales of debt securities available-for-sale, with gross realized losses of $7,000 and gross realized gains of $1,000 related to calls of securities. For the three months ended September 30, 2023, the Company had no proceeds on sales of debt securities available-for-sale, and no gross realized gains or losses. For the nine months ended September 30, 2023, the Company had no proceeds on sales of debt securities available-for-sale, with gross realized gains of $22,000 and gross realized losses of $39,000 related to calls of securities. The Company recognized net gains of $710,000 and $1.6 million on its trading securities portfolio during the three and nine months ended September 30, 2024, respectively. During the three and nine months ended September 30, 2023, the Company recognized net losses of $295,000 and net gains of $723,000, respectively, on its trading securities portfolio.

Gross unrealized losses on mortgage-backed securities and other debt securities available-for-sale, and the estimated fair value of the related securities, aggregated by security category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2024 and December 31, 2023, were as follows (in thousands):

	September 30, 2024
	Less than 12 months		12 months or more		Total
	Unrealized	Estimated	Unrealized	Estimated	Unrealized	Estimated
	losses	fair value	losses	fair value	losses	fair value
U.S. Government agency securities	$—	$—	$(833)	$74,901	$(833)	$74,901
Mortgage-backed securities:
Pass-through certificates:
GSE	—	—	(18,194)	277,443	(18,194)	277,443
REMICs:
GSE	—	—	(7,075)	178,488	(7,075)	178,488
Other debt securities:
Corporate bonds	—	3,308	(1,164)	32,603	(1,164)	35,911
Total	$—	$3,308	$(27,266)	$563,435	$(27,266)	$566,743

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

	December 31, 2023
	Less than 12 months		12 months or more		Total
	Unrealized	Estimated	Unrealized	Estimated	Unrealized	Estimated
	losses	fair value	losses	fair value	losses	fair value
U.S. Government agency securities	$—	$—	$(1,990)	$73,908	$(1,990)	$73,908
Mortgage-backed securities:
Pass-through certificates:
GSE	—	17	(28,285)	337,438	(28,285)	337,455
REMICs:
GSE	—	—	(11,831)	213,100	(11,831)	213,100
Other debt securities:
Municipal bonds	(2)	763	—	—	(2)	763
Corporate bonds	(7)	9,966	(2,966)	96,978	(2,973)	106,944
Total	$(9)	$10,746	$(45,072)	$721,424	$(45,081)	$732,170

The Company held 110 pass-through mortgage-backed securities issued or guaranteed by GSEs, 71 REMIC mortgage-backed securities issued or guaranteed by GSEs, five corporate bonds, and five U.S. Government agency securities that were in a continuous unrealized loss position of twelve months or greater at September 30, 2024. There was one corporate bond, no pass-through mortgage-backed securities issued or guaranteed by GSEs, and no REMIC mortgage-backed securities issued or guaranteed by GSEs that were in an unrealized loss position of less than twelve months at September 30, 2024. Substantially all securities referred to above were rated investment grade at September 30, 2024.

Available-for-sale debt securities in unrealized loss positions are evaluated for impairment related to credit losses on a quarterly basis. In performing an assessment of whether any decline in fair value is due to a credit loss, the Company considers the extent to which the fair value is less than the amortized cost, changes in credit ratings, any adverse economic conditions, as well as all relevant information at the individual security level such as credit deterioration of the issuer or collateral underlying the security. In assessing the impairment, the Company compares the present value of cash flows expected to be collected with the amortized cost basis of the security. If it is determined that the decline in fair value was due to credit losses, an allowance for credit losses is recorded, limited to the amount the fair value is less than amortized cost basis. The Company did not record any allowance for credit losses on its available-for-sale debt securities as of September 30, 2024 or December 31, 2023.

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

The Company has made the accounting policy election to exclude accrued interest receivable on available-for-sale securities from the estimate of credit losses. Accrued interest receivable associated with debt securities available-for-sale totaled $3.4 million and $2.4 million at September 30, 2024 and December 31, 2023, respectively, and was reported in accrued interest receivable on the consolidated balance sheets. The Company elected not to measure an allowance for credit losses on accrued interest receivable as an allowance on possible uncollectible accrued interest is not warranted.

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)
Note 3 – Debt Securities Held-to-Maturity

The following is a summary of mortgage-backed securities held-to-maturity at September 30, 2024 and December 31, 2023 (in thousands):

	September 30, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Mortgage-backed securities:
Pass-through certificates:
GSE	$9,681	$143	$(305)	$9,519
Total securities held-to-maturity	$9,681	$143	$(305)	$9,519

	December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Mortgage-backed securities:
Pass-through certificates:
GSE	$9,866	$107	$(387)	$9,586
Total securities held-to-maturity	$9,866	$107	$(387)	$9,586

Contractual maturities for mortgage-backed securities are not presented, as expected maturities on mortgage-backed securities may differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without penalties. There were no sales of held-to-maturity securities for the nine months ended September 30, 2024 or September 30, 2023.

At both September 30, 2024 and December 31, 2023, debt securities held-to-maturity with a carrying value of $9.5 million and $9.7 million, respectively, were pledged to secure borrowings and deposits.

Gross unrealized losses on mortgage-backed securities held-to-maturity, and the estimated fair value of the related securities, aggregated by security category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2024 and December 31, 2023 were as follows (in thousands):

	September 30, 2024
	Less than 12 months		12 months or more		Total
	Unrealized	Estimated	Unrealized	Estimated	Unrealized	Estimated
	losses	fair value	losses	fair value	losses	fair value
Mortgage-backed securities:
Pass-through certificates:
GSE	$—	$—	$(305)	$6,592	$(305)	$6,592
Total	$—	$—	$(305)	$6,592	$(305)	$6,592

	December 31, 2023
	Less than 12 months		12 months or more		Total
	Unrealized	Estimated	Unrealized	Estimated	Unrealized	Estimated
	losses	fair value	losses	fair value	losses	fair value
Mortgage-backed securities:
Pass-through certificates:
GSE	$—	$—	$(387)	$6,661	$(387)	$6,661
Total	$—	$—	$(387)	$6,661	$(387)	$6,661

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)
The Company held nine pass-through mortgage-backed debt securities held-to-maturity issued or guaranteed by GSEs that were in a continuous unrealized loss position of twelve months or greater at September 30, 2024.

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

The Company has made the accounting policy election to exclude accrued interest receivable on held-to-maturity securities from the estimate of credit losses. Accrued interest receivable associated with held-to-maturity securities totaling $35,000 and $36,000 at September 30, 2024 and December 31, 2023, respectively, was reported in accrued interest receivable on the consolidated balance sheets. The Company elected not to measure an allowance for credit losses on accrued interest receivable as an allowance on possible uncollectible accrued interest is not warranted.

Note 4 – Equity Securities

Equity securities totaled $10.7 million and $10.6 million at September 30, 2024 and December 31, 2023, respectively. Equity securities consisted of money market mutual funds, recorded at fair value of $699,000 and $330,000 at September 30, 2024 and December 31, 2023, respectively, and an investment in a private SBA loan fund (the “SBA Loan Fund”) recorded at net asset value of $10.0 million and $10.3 million at September 30, 2024 and December 31, 2023, respectively. As the SBA Loan Fund operates as a private fund, its shares are not publicly traded and, therefore, has no readily determinable market value. The SBA Loan Fund was recorded at net asset value as a practical expedient for reporting fair value.

Note 5 – Loans

The following table summarizes the Company’s loans held-for-investment (in thousands):

	September 30,	December 31,
	2024	2023
Real estate loans:
Multifamily	$2,640,944	$2,750,996
Commercial mortgage	878,173	929,595
One-to-four family residential mortgage	149,682	160,824
Home equity and lines of credit	171,946	163,520
Construction and land	33,024	30,967
Total real estate loans	3,873,769	4,035,902
Commercial and industrial loans	174,413	155,268
Other loans	1,660	2,585
Total commercial and industrial and other loans	176,073	157,853
Loans held-for-investment (excluding purchased credit-deteriorated (“PCD”) loans)	4,049,842	4,193,755
PCD loans	9,264	9,899
Total loans held-for-investment	4,059,106	4,203,654
Allowance for credit losses	(35,197)	(37,535)
Net loans held-for-investment	$4,023,909	$4,166,119

The Company had loans held-for-sale of $4.9 million and $0 at September 30, 2024 and December 31, 2023, respectively.

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)
In addition to originating loans, the Company may acquire loans through portfolio purchases or acquisitions of other companies. Purchased loans that have evidence of more than insignificant credit deterioration since origination are deemed PCD loans. For PCD loans, each loan pool is accounted for as a single asset with a single composite interest rate and an aggregate expectation of cash flows. PCD loans totaled $9.3 million at September 30, 2024, as compared to $9.9 million at December 31, 2023. The majority of the PCD loan balances were acquired as part of a Federal Deposit Insurance Corporation-assisted transaction. At September 30, 2024, PCD loans consisted of approximately 11% home equity loans, 25% commercial real estate loans, 55% commercial and industrial loans, and 9% in one-to-four family residential loans. At December 31, 2023, PCD loans consisted of approximately 7% one-to-four family residential loans, 25% commercial real estate loans, 57% commercial and industrial loans, and 11% in home equity loans.

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

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

The following table presents the Company’s loans held-for-investment and current period gross charge-offs, excluding PCD loans, by loan class, credit risk ratings and year of origination, at September 30, 2024 (in thousands):

	September 30, 2024
	2024	2023	2022	2021	2020	Prior	Revolving Loans	Total
Real Estate:
Multifamily
Pass	$—	$86,528	$604,112	$633,977	$454,824	$851,003	$507	$2,630,951
Special mention	—	—	—	1,204	—	782	—	1,986
Substandard	—	—	—	—	—	8,007	—	8,007
Total multifamily	—	86,528	604,112	635,181	454,824	859,792	507	2,640,944
Current period gross charge-offs	—	—	—	—	—	136	—	136
Commercial mortgage
Pass	32,030	87,572	196,926	150,838	61,719	322,475	1,844	853,404
Special mention	—	—	—	—	2,725	11,271	—	13,996
Substandard	—	—	—	—	—	10,478	295	10,773
Total commercial	32,030	87,572	196,926	150,838	64,444	344,224	2,139	878,173
One-to-four family residential
Pass	2,741	6,637	24,082	11,807	7,025	95,815	923	149,030
Substandard	—	—	—	—	—	652	—	652
Total one-to-four family residential	2,741	6,637	24,082	11,807	7,025	96,467	923	149,682
Home equity and lines of credit
Pass	11,556	20,859	31,717	12,658	6,746	17,898	68,857	170,291
Special mention	—	—	68	—	—	—	—	68
Substandard	—	—	979	422	23	163	—	1,587
Total home equity and lines of credit	11,556	20,859	32,764	13,080	6,769	18,061	68,857	171,946
Construction and land
Pass	1,318	8,798	2,194	625	13,585	5,854	650	33,024
Total construction and land	1,318	8,798	2,194	625	13,585	5,854	650	33,024
Total real estate loans	47,645	210,394	860,078	811,531	546,647	1,324,398	73,076	3,873,769
Commercial and industrial
Pass	6,969	15,615	22,075	14,489	3,477	6,799	87,394	156,818
Special mention	—	822	28	—	—	—	—	850
Substandard	—	622	1,317	13,912	748	146	—	16,745
Total commercial and industrial	6,969	17,059	23,420	28,401	4,225	6,945	87,394	174,413
Current period gross charge-offs	—	—	2,195	2,424	38	185	—	4,842
Other
Pass	—	—	—	—	—	1,611	43	1,654
Substandard	—	—	—	—	—	6	—	6
Total other	—	—	—	—	—	1,617	43	1,660
Total loans held-for-investment	$54,614	$227,453	$883,498	$839,932	$550,872	$1,332,960	$160,513	$4,049,842
Total current-period gross charge-offs	$—	$—	$2,195	$2,424	$38	$321	$—	$4,978

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
Commercial mortgage
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

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

Past Due and Non-Accrual Loans

Included in loans receivable held-for-investment are loans for which the accrual of interest income has been discontinued due to deterioration in the financial condition of the borrowers (excluding PCD loans). The recorded investment of these non-accrual loans was $22.9 million and $10.1 million at September 30, 2024 and December 31, 2023, respectively. Generally, originated loans are placed on non-accrual status when they become 90 days or more delinquent, or sooner if considered appropriate by management, and remain on non-accrual status until they are brought current, have six consecutive months of performance under the revised loan terms, and factors indicating reasonable doubt about the timely collection of payments no longer exist. Therefore, loans may be current in accordance with their loan terms, or may be less than 90 days delinquent and still be on non-accruing status.

When an individual loan no longer demonstrates the similar credit risk characteristics as other loans within its current segment, the Company evaluates each for expected credit losses on an individual basis. All non-accrual loans $500,000 and above and all loans designated as Troubled Debt Restructurings (“TDRs”) prior to the adoption of Accounting Standards Update (“ASU”) No. 2022-02, “Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures” (“ASU 2022-02”) on January 1, 2023, are individually evaluated. See “Loan Modifications Made to Borrowers Experiencing Financial Difficulty” section below for more information. The non-accrual amounts included in loans individually evaluated for impairment were $17.3 million and $6.0 million at September 30, 2024, and December 31, 2023, respectively. Loans on non-accrual status with principal balances less than $500,000, and therefore not meeting the Company's definition of an impaired loan, amounted to $5.6 million and $4.1 million at September 30, 2024 and December 31, 2023, respectively. Loans past due 90 days or more and still accruing interest were $2.6 million and $1.3 million at September 30, 2024 and December 31, 2023, respectively, and consisted of loans that are well-secured and in the process of collection.

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)
The following tables set forth the detail, and delinquency status, of non-performing loans (non-accrual loans and loans past due 90 days or more and still accruing), net of deferred fees and costs, at September 30, 2024, and December 31, 2023, excluding PCD loans and non-accrual loans held-for sale (in thousands):

	September 30, 2024
	Total Non-Performing Loans
	Non-Accruing Loans
	Current	30-89 Days Past Due	90 Days or More Past Due	Total	90 Days or More Past Due and Accruing	Total Non-Performing Loans
Loans held-for-investment:
Real estate loans:
Multifamily
Substandard	$1,738	$—	$913	$2,651	$—	$2,651
Total multifamily	1,738	—	913	2,651	—	2,651
Commercial mortgage
Substandard	740	—	3,686	4,426	1,161	5,587
Total commercial	740	—	3,686	4,426	1,161	5,587
One-to-four family residential
Pass	—	—	—	—	169	169
Substandard	66	—	—	66	135	201
Total one-to-four family residential	66	—	—	66	304	370
Home equity and lines of credit
Pass	—	—	—	—	30	30
Substandard	20	—	1,103	1,123	313	1,436
Total home equity and lines of credit	20	—	1,103	1,123	343	1,466
Total real estate	2,564	—	5,702	8,266	1,808	10,074
Commercial and industrial loans
Pass	—	—	—	—	750	750
Substandard	443	260	13,914	14,617	85	14,702
Total commercial and industrial loans	443	260	13,914	14,617	835	15,452
Other loans
Substandard	6	—	—	6	—	6
Total other	6	—	—	6	—	6
Total non-performing loans	$3,013	$260	$19,616	$22,889	$2,643	$25,532

At September 30, 2024, the Company had non-accrual loans held-for-sale of $4.9 million.

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
Commercial mortgage
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

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)
The following tables set forth the detail and delinquency status of loans held-for-investment, excluding PCD loans, net of deferred fees and costs, at September 30, 2024, and December 31, 2023 (in thousands):

	September 30, 2024
		Past Due Loans
	30-89 Days Past Due	90 Days or More Past Due	90 Days or More Past Due and Accruing	Total Past Due	Current	Total Loans Receivable, net
Loans held-for-investment:
Real estate loans:
Multifamily
Pass	$2,260	$—	$—	$2,260	$2,628,691	$2,630,951
Special mention	—	—	—	—	1,986	1,986
Substandard	—	913	—	913	7,094	8,007
Total multifamily	2,260	913	—	3,173	2,637,771	2,640,944
Commercial mortgage
Pass	17	—	—	17	853,387	853,404
Special mention	3,618	—	—	3,618	10,378	13,996
Substandard	2,054	3,686	1,161	6,901	3,872	10,773
Total commercial	5,689	3,686	1,161	10,536	867,637	878,173
One-to-four family residential
Pass	2,286	—	169	2,455	146,575	149,030
Substandard	—	—	135	135	517	652
Total one-to-four family residential	2,286	—	304	2,590	147,092	149,682
Home equity and lines of credit
Pass	1,218	—	30	1,248	169,043	170,291
Special mention	—	—	—	—	68	68
Substandard	151	1,103	313	1,567	20	1,587
Total home equity and lines of credit	1,369	1,103	343	2,815	169,131	171,946
Construction and land
Pass	—	—	—	—	33,024	33,024
Total construction and land	—	—	—	—	33,024	33,024
Total real estate	11,604	5,702	1,808	19,114	3,854,655	3,873,769
Commercial and industrial
Pass	3,810	—	750	4,560	152,258	156,818
Special mention	—	—	—	—	850	850
Substandard	900	13,914	85	14,899	1,846	16,745
Total commercial and industrial	4,710	13,914	835	19,459	154,954	174,413
Other loans
Pass	4	—	—	4	1,650	1,654
Substandard	—	—	—	—	6	6
Total other loans	4	—	—	4	1,656	1,660
Total loans held-for-investment	$16,318	$19,616	$2,643	$38,577	$4,011,265	$4,049,842

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
Commercial mortgage
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

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)
The following tables summarize information on non-accrual loans, excluding PCD loans, as of September 30, 2024 and December 31, 2023 (in thousands):

	September 30, 2024
	Recorded Investment	Unpaid Principal Balance	With No Related Allowance
Real estate loans:
Multifamily	$2,651	$3,065	$1,738
Commercial mortgage	4,426	4,873	2,970
One-to-four family residential	66	66	—
Home equity and lines of credit	1,123	1,372	—
Commercial and industrial	14,617	22,572	23
Other	6	5	—
Total non-accrual loans	$22,889	$31,953	$4,731

	December 31, 2023
	Recorded Investment	Unpaid Principal Balance	With No Related Allowance
Real estate loans:
Multifamily	$2,709	$2,987	$1,906
Commercial mortgage	6,491	6,946	4,055
One-to-four family residential	104	104	—
Home equity and lines of credit	499	749	—
Commercial and industrial	305	4,405	81
Other	7	6	—
Total non-accrual loans	$10,115	$15,197	$6,042

The following table summarizes interest income recognized on non-accrual loans, excluding PCD loans, during the three and nine months ended September 30, 2024 and September 30, 2023 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Real estate loans:
Multifamily	$36	$41	$111	$144
Commercial mortgage	34	63	188	183
One-to-four family residential	1	1	4	6
Home equity and lines of credit	7	—	14	1
Commercial and industrial	898	48	987	77
Total interest income on non-accrual loans	$976	$153	$1,304	$411

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)
Collateral-Dependent Loans

Loans for which the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral are considered to be collateral-dependent loans. Collateral can have a significant financial effect in mitigating exposure to credit risk and, where there is sufficient collateral, an allowance for credit losses is not recognized or is minimal. For collateral-dependent loans, the allowance for credit losses is individually assessed based on the fair value of the collateral less estimated costs of sale. The Company's collateral-dependent loans are secured by real estate. Collateral values are generally based on appraisals which are adjusted for changes in market indices. As of September 30, 2024 and December 31, 2023, the Company had $6.4 million and $7.9 million of collateral-dependent impaired loans, respectively. The collateral-dependent loans at September 30, 2024 consisted of $4.4 million of commercial real estate loans, $1.7 million of multifamily loans, and $272,000 of one-to-four family residential loans. For the nine months ended September 30, 2024, there was no significant deterioration or changes in the collateral securing these loans.

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

The following table presents the amortized cost basis of loan modifications made to borrowers experiencing financial difficulty that were modified during the three and nine months ended September 30, 2024 and 2023, by class and by type of modification (dollars in thousands):

	Three Months Ended September 30, 2024
	Payment Delay	Term Extension	Payment Delay and Term Extension	Payment Delay, Term Extension, and Interest Rate Reductions	Total	Percentage of Total Class of Financing Receivable
Commercial and industrial	$445	$—	$—	$—	$445	0.26%
Total loans	$445	$—	$—	$—	$445

	Three Months Ended September 30, 2023
	Payment Delay	Term Extension(1)	Payment Delay and Interest Rate Reduction	Payment Delay, Term Extension, and Interest Rate Reductions	Total	Percentage of Total Class of Financing Receivable
Commercial mortgage	$171	$—	$—	$—	$171	0.02%
Commercial and industrial	96	13,379	—	390	13,865	9.58%
Total loans	$267	$13,379	$—	$390	$14,036

	Nine Months Ended September 30, 2024
	Payment Delay	Term Extension(1)	Payment Delay and Term Extension	Payment Delay, Term Extension, and Interest Rate Reductions	Total	Percentage of Total Class of Financing Receivable
Commercial mortgage	$—	$—	$386	$295	$681	0.08%
Commercial and industrial	569	12,500	—	888	13,957	8.00%
Total loans	$569	$12,500	$386	$1,183	$14,638

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

	Nine Months Ended September 30, 2023
	Payment Delay	Term Extension(1)	Payment Delay and Interest Rate Reduction	Payment Delay, Term Extension, and Interest Rate Reductions	Total	Percentage of Total Class of Financing Receivable
Commercial mortgage	$236	$—	$—	$—	$236	0.03%
Commercial and industrial	96	13,379	208	636	14,319	9.89%
Total loans	$332	$13,379	$208	$636	$14,555

(1) Represents one loan with a carrying balance of $12.5 million at September 30, 2024, and $13.4 million at September 30, 2023, that was risk rated substandard and has received multiple 90-day extensions through July1 , 2024. The loan experienced credit deterioration and was put on non-accrual status in the third quarter of 2024.

The following table presents the financial effect of loan modifications made to borrowers experiencing financial difficulty during the three and nine months ended September 30, 2024, and September 30, 2023 (in thousands):
Modifications during the three months ended September 30, 2024, had an insignificant financial effect on the Company.

	Weighted-Average Term Extension (in months)	Weighted-Average Interest Rate Reduction
Three Months Ended September 30, 2023
Commercial and industrial	3.4	2.87%

	Weighted-Average Term Extension (in months)	Weighted-Average Interest Rate Reduction
Nine Months Ended September 30, 2024
Commercial mortgage	60	3.00%
Commercial and industrial	7.2	3.00%
Nine Months Ended September 30, 2023
Commercial and industrial	3.5	3.75%

There were no commitments to lend additional funds at September 30, 2024 to borrowers experiencing financial difficulty whose terms have been restructured.
For modified loans, a subsequent payment default is defined in terms of delinquency, when a principal or interest payment is 90 days past due or classified into non-accrual status during the reporting period. Of the loans modified during the preceding twelve months, there were five commercial and industrial loans with a combined balance of approximately $932,000 that subsequently defaulted and were charged-off in full. One additional commercial and industrial loan with a principal balance of $13.4 million also defaulted during the three months ended September 30, 2024, and was placed on non-accrual status. The loan had a carrying balance of approximately $12.5 million at September 30, 2024, and is currently in the collection process. The loan was individually evaluated for impairment, we charged off $878,000 and provided a specific reserve of $1.3 million.

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)
The Company closely monitors the performance of loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of the modification efforts. The following table presents the aging analysis of loan modifications made to borrowers experiencing financial difficulty during the twelve months ended September 30, 2024 and since adoption of the standard for September 30, 2023 (in thousands):

	As of September 30, 2024
	Current	30-89 Days Past Due	90 Days or More Past Due	Non-Accrual	Total
Commercial mortgage	$—	$—	$—	$681	$681
Commercial and industrial	888	479	—	12,729	14,096
Total loans	$888	$479	$—	$13,410	$14,777

	As of September 30, 2023
	Current	30-89 Days Past Due	90 Days or More Past Due	Non-Accrual	Total
Commercial mortgage	$—	$65	$—	$171	$236
Commercial and industrial	14,319	—	—	—	14,319
Total loans	$14,319	$65	$—	$171	$14,555

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

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)
Allowance for Individually Evaluated Loans

The Company measures specific reserves for individual loans that do not share common risk characteristics with other loans, consisting of all loans previously modified as TDRs (prior to the adoption of ASU 2022-02) and non-accrual loans with an outstanding balance of $500,000 or greater. Loans individually evaluated for impairment are assessed to determine whether the loan’s carrying value is not in excess of the estimated fair value of the collateral less cost to sell, if the loan is collateral-dependent, or the present value of the expected future cash flows, if the loan is not collateral-dependent. Management performs an evaluation of each impaired loan and generally obtains updated appraisals as part of the evaluation. In addition, management adjusts estimated fair values down to appropriately consider recent market conditions, our willingness to accept a lower sales price to effect a quick sale, and costs to dispose of any supporting collateral. Determining the estimated fair value of underlying collateral (and related costs to sell) can be difficult in illiquid real estate markets and is subject to significant assumptions and estimates. Management employs an independent third-party management firm that specializes in appraisal preparation and review to ascertain the reasonableness of updated appraisals. Projecting the expected cash flows for modified loans which are not collateral-dependent is inherently subjective and requires, among other things, an evaluation of the borrower’s current and projected financial condition. Actual results may be significantly different than our projections and our established allowance for credit losses on these loans, which could have a material effect on our financial results. Individually impaired loans that have no impairment losses are not considered for collective allowances described earlier. At September 30, 2024 and December 31, 2023, the ACL for loans individually evaluated for impairment was $1.3 million and $45,200, respectively.

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

The table below summarizes the allowance for credit losses for off-balance sheet credit exposures as of, and for, the three and nine months ended September 30, 2024, and September 30, 2023 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Balance at beginning of period	$422	$241	$236	$791
Provision (benefit) for credit losses	151	160	337	(390)
Balance at end of period	$573	$401	$573	$401

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)
The following tables set forth activity in our allowance for credit losses on loans, by loan type, as of, and for the three and nine months ended September 30, 2024, and September 30, 2023 (in thousands):

	Three Months Ended September 30, 2024
	Real Estate
	Commercial (1)	One-to-Four Family	Home Equity and Lines of Credit	Construction and Land	Commercial and Industrial	Other	Total Loans (excluding PCD)	PCD	Total
Allowance for credit losses:
Beginning balance	$19,306	$2,292	$2,562	$108	$7,564	$3	$31,835	$2,945	$34,780
Charge-offs	—	—	—	—	(2,355)	—	(2,355)	—	(2,355)
Recoveries	14	—	92	—	124	—	230	—	230
Provisions (credit)	693	(194)	(357)	(2)	2,424	(1)	2,563	(21)	2,542
Ending balance	$20,013	$2,098	$2,297	$106	$7,757	$2	$32,273	$2,924	$35,197

	Three Months Ended September 30, 2023
	Real Estate
	Commercial (1)	One-to-Four Family	Home Equity and Lines of Credit	Construction and Land	Commercial and Industrial	Other	Total Loans (excluding PCD)	PCD	Total
Allowance for credit losses:
Beginning balance	$24,733	$3,814	$1,278	$301	$7,295	$7	$37,428	$3,726	$41,154
Charge-offs	—	—	—	—	(2,904)	—	(2,904)	—	(2,904)
Recoveries	14	—	—	—	20	—	34	8	42
Provisions (credit)	(409)	(243)	77	(2)	1,391	—	814	(626)	188
Ending balance	$24,338	$3,571	$1,355	$299	$5,802	$7	$35,372	$3,108	$38,480

(1) Commercial includes commercial real estate loans collateralized by owner-occupied, non-owner occupied, and multifamily properties.

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

	Nine Months Ended September 30, 2024
	Real Estate
	Commercial (1)	One-to-Four Family	Home Equity and Lines of Credit	Construction and Land	Commercial and Industrial	Other	Total Loans (excluding PCD)	PCD	Total
Allowance for credit losses:
Beginning balance	$23,255	$3,285	$1,705	$149	$6,050	$6	$34,450	$3,085	$37,535
Charge-offs	(136)	—	—	—	(4,842)	—	(4,978)	—	(4,978)
Recoveries	42	9	92	—	158	—	301	—	301
Provisions (credit)	(3,148)	(1,196)	500	(43)	6,391	(4)	2,500	(161)	2,339
Ending balance	$20,013	$2,098	$2,297	$106	$7,757	$2	$32,273	$2,924	$35,197

	Nine Months Ended September 30, 2023
	Real Estate
	Commercial (1)	One-to-Four Family	Home Equity and Lines of Credit	Construction and Land	Commercial and Industrial	Other	Total Loans (excluding PCD)	PCD	Total
Allowance for credit losses:
Beginning balance	$29,485	$3,936	$866	$324	$4,114	$9	$38,734	$3,883	$42,617
Charge-offs	—	—	—	—	(5,315)	—	(5,315)	(8)	(5,323)
Recoveries	48	—	1	—	47	—	96	8	104
Provisions (credit)	(5,195)	(365)	488	(25)	6,956	(2)	1,857	(775)	1,082
Ending balance	$24,338	$3,571	$1,355	$299	$5,802	$7	$35,372	$3,108	$38,480

(1) Commercial includes commercial real estate loans collateralized by owner-occupied, non-owner occupied, and multifamily properties.

The allowance for credit losses on loans decreased to $35.2 million at September 30, 2024, compared to $37.5 million as of December 31, 2023, primarily due to a decrease in loan balances and an improvement in the economic forecast within our CECL model. The decrease was partially offset by increases in quantitative reserves in the commercial and industrial and home equity and lines of credit loan portfolios due to an increase in non-performing loans in these categories and loan balances.

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)
The following tables detail the amount of loans receivable held-for-investment, net of deferred loan fees and costs, that are evaluated, individually and collectively, for impairment, and the related portion of the allowance for credit losses that is allocated to each loan portfolio segment, at September 30, 2024 and December 31, 2023 (in thousands):

	September 30, 2024
	Real Estate
	Commercial (1)	One-to-Four Family	Home Equity and Lines of Credit	Construction and Land	Commercial and Industrial	Other	Total Loans (excluding PCD)	PCD	Total
Allowance for credit losses:
Ending balance: individually evaluated for impairment	$5	$—	$3	$—	$1,268	$—	$1,276	$—	$1,276
Ending balance: collectively evaluated for impairment	20,008	2,098	2,294	106	6,489	2	30,997	—	30,997
Ending balance: PCD loans evaluated for impairment (2)	—	—	—	—	—	—	—	2,924	2,924
Loans, net:
Ending balance	$3,519,117	$149,682	$171,946	$33,024	$174,413	$1,660	$4,049,842	$9,264	$4,059,106
Ending balance: individually evaluated for impairment	7,036	569	21	—	12,575	—	20,201	—	20,201
Ending balance: collectively evaluated for impairment	3,512,081	149,113	171,925	33,024	161,678	1,660	4,029,481	—	4,029,481
Ending balance: PCD loans evaluated for impairment (2)	—	—	—	—	—	—	—	9,264	9,264
PPP loans not evaluated for impairment (3)	—	—	—	—	160	—	160	—	160

	December 31, 2023
	Real Estate
	Commercial (1)	One-to-Four Family	Home Equity and Lines of Credit	Construction and Land	Commercial and Industrial	Other	Total Loans (excluding PCD)	PCD	Total
Allowance for credit losses:
Ending balance: individually evaluated for impairment	$25	$—	$3	$—	$17	$—	$45	$—	$45
Ending balance: collectively evaluated for impairment	23,230	3,285	1,702	149	6,033	6	34,405	—	34,405
Ending balance: PCD loans evaluated for impairment (2)	—	—	—	—	—	—	—	3,085	3,085
Loans, net:
Ending balance	$3,680,591	$160,824	$163,520	$30,967	$155,268	$2,585	$4,193,755	$9,899	$4,203,654
Ending balance: individually evaluated for impairment	8,608	609	23	—	84	—	9,324	—	9,324
Ending balance: collectively evaluated for impairment	3,671,983	160,215	163,497	30,967	154,900	2,585	4,184,147	—	4,184,147
Ending balance: PCD loans evaluated for impairment (2)	—	—	—	—	—	—	—	9,899	9,899
PPP loans not evaluated for impairment (3)	—	—	—	—	284	—	284	—	284

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

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)
Note 7 – Deposits

Deposit account balances are summarized as follows (in thousands):

	September 30, 2024	December 31, 2023
Non-interest-bearing checking	$681,741	$694,903
Negotiable orders of withdrawal (“NOW”) and interest-bearing checking	1,230,176	1,231,943
Savings and money market	1,176,867	1,277,866
Certificates of deposit	786,785	673,723
Total deposits	$3,875,569	$3,878,435

Interest expense on deposit accounts is summarized for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
NOW and interest-bearing checking, savings, and money market	$12,717	$8,865	$38,231	$19,194
Certificates of deposit	7,587	4,749	22,010	12,724
Total interest expense on deposit accounts	$20,304	$13,614	$60,241	$31,918

Note 8 – Subordinated Debt

On June 17, 2022, the Company issued $62.0 million in aggregate principal amount of fixed-to-floating subordinated notes (the “Notes”) to certain institutional investors. The Notes mature on June 30, 2032, unless redeemed earlier. The Notes initially bear interest, payable semi-annually in arrears, at a fixed rate of 5.00% per annum until June 30, 2027. Beginning June 30, 2027 and until maturity or redemption, the interest rate applicable to the outstanding principal amount of the Notes due will reset quarterly to an interest rate per annum equal to the then current three-month Secured Overnight Financing Rate plus 200 basis points, payable quarterly in arrears. The Company has the option to redeem the Notes, at par and in whole or in part, beginning on June 30, 2027 and to redeem the Notes at any time in whole upon certain other events. Any redemption of the Notes will be subject to prior regulatory approval to the extent required. Debt issuance costs totaled $1.1 million and are being amortized to maturity. At September 30, 2024 and December 31, 2023, subordinated debt totaled $61.4 million and $61.2 million, respectively, which included $614,000 and $781,000, respectively, of unamortized debt issuance costs. The Company recognized amortization expense of $56,000 and $167,000 for the three and nine months ended September 30, 2024, respectively. The Company recognized amortization expense of $56,000 and $167,000 for the three and nine months ended September 30, 2023, respectively.

Note 9 – Equity Incentive Plans

The following table is a summary of the Company’s stock options outstanding as of September 30, 2024, and changes therein during the nine months then ended.

	Number of Stock Options	Weighted Average Grant Date Fair Value	Weighted Average Exercise Price	Weighted Average Contractual Life (years)
Outstanding and Exercisable - December 31, 2023	1,544,306	$4.03	$14.05	1.01
Forfeited or expired	(843,203)	3.97	13.18	—
Outstanding and Exercisable - September 30, 2024	701,103	4.11	15.09	0.88
 During the first and second quarters of 2024, the Company granted to directors and employees, under the 2019 Equity Incentive Plan, 196,554 restricted stock awards with a total grant date fair value of $2.6 million. Of these grants, 40,708 vest one year from the date of grant and 155,846 vest in equal installments over a three-year period beginning one year from the date of grant. The Company also issued 43,672 performance-based restricted stock units to its executive officers with a total grant date fair value of $581,000. Vesting of the performance-based restricted stock units will be based on achievement of certain levels of Core Return on Average Assets and will cliff vest after a three-year measurement period ending on January 26, 2027. At the end of the performance period, the number of actual shares to be awarded may vary between 0% and 225% of target amounts.

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)
The following is a summary of the status of the Company’s restricted stock awards and performance-based restricted stock units at September 30, 2024, and changes therein during the nine months then ended.

	Restricted Stock Awards	Weighted Average Grant Date Fair Value	Performance Stock Awards	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2023	289,160	$14.40	74,923	$14.09
Granted	196,554	13.24	43,672	13.31
Vested	(134,484)	14.49	(14,794)	12.36
Forfeited	(12,714)	13.65	(10,193)	12.36
Non-vested at September 30, 2024	338,516	13.71	93,608	14.19

Expected future stock award expense related to the non-vested restricted share awards as of September 30, 2024, was $2.9 million over a weighted average period of 1.5 years. Expected future stock award expense related to the non-vested performance share awards as of September 30, 2024, was $449,000 over a weighted average period of 1.6 years.
During the three months ended September 30, 2024 and September 30, 2023, the Company recorded $717,000 and $577,000, respectively, of stock-based compensation related to the above plan. During the nine months ended September 30, 2024 and September 30, 2023, the Company recorded $1.6 million and $1.8 million, respectively, of stock-based compensation related to the above plan.

Note 10 – Fair Value Measurements
The following tables present the assets reported on the consolidated balance sheets at their estimated fair value as of September 30, 2024, and December 31, 2023, by level within the fair value hierarchy as required by the Fair Value Measurements and Disclosures Topic of the FASB ASC. Financial assets and liabilities are classified in their entirety based on the level of input that is significant to the fair value measurement. The fair value hierarchy is as follows:

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

	Fair Value Measurements at September 30, 2024 Using:
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Measured on a recurring basis:
Assets:
Investment securities:
Debt securities available-for-sale:
U.S. Government agency	$74,901	$—	$74,901	$—
Mortgage-backed securities:
Pass-through certificates:
GSE	277,649	—	277,649	—
REMICs:
GSE	591,761	—	591,761	—
Total mortgage-backed securities	869,410	—	869,410	—
Other debt securities:
Municipal bonds	684	—	684	—
Corporate bonds	118,491	—	118,491	—
	119,175	—	119,175	—
Total debt securities available-for-sale	1,063,486	—	1,063,486	—
Trading securities	13,759	13,759	—	—
Equity securities (1)	699	699	—	—
Total	$1,077,944	$14,458	$1,063,486	$—
Measured on a non-recurring basis:
Assets:
Loans individually evaluated for impairment:
Real estate loans:
Commercial real estate	$2,033	$—	$—	$2,033
Multifamily	1,738	—	—	1,738
Home equity and lines of credit	18	—	—	18
Total individually evaluated real estate loans	3,789	—	—	3,789
Commercial and industrial loans	11,307	—	—	11,307
Total	$15,096	$—	$—	$15,096

(1) Excludes investment measured at net asset value of $10.0 million at September 30, 2024, which has not been classified in the fair value hierarchy.

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
The following table presents qualitative information for Level 3 assets measured at fair value on a non-recurring basis at September 30, 2024 and December 31, 2023 (dollars in thousands):

	Fair Value		Valuation Methodology	Unobservable Inputs	Range of Inputs
	September 30, 2024	December 31, 2023			September 30, 2024	December 31, 2023
Individually evaluated loans	$15,096	$4,277	Appraisals	Discount for costs to sell	7.0%	7.0%
				Discount for quick sale	10.0%	10.0%
			Discounted cash flows	Interest rates	4.88% to 7.50%	4.88% to 7.50%

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)
The valuation techniques described below were used to measure fair value of financial instruments in the tables below on a recurring basis and a non-recurring basis at September 30, 2024, and December 31, 2023.
Debt Securities Available for Sale: The estimated fair values for mortgage-backed securities, corporate, and other debt securities are obtained from an independent nationally recognized third-party pricing service. The estimated fair values are derived primarily from cash flow models, which include assumptions for interest rates, credit losses, and prepayment speeds. Broker/dealer quotes are utilized as well, when such quotes are available and deemed representative of the market. The significant inputs utilized in the cash flow models are based on market data obtained from sources independent of the Company (Observable Inputs), and are therefore classified as Level 2 within the fair value hierarchy. There were no transfers of securities between Level 1 and Level 2 during the nine months ended September 30, 2024 or September 30, 2023.
Trading Securities: Fair values are derived from quoted market prices in active markets. The assets consist of publicly traded mutual funds.

Equity Securities: Fair values of equity securities consisting of publicly traded mutual funds are derived from quoted market prices in active markets.

Loans Individually Evaluated for Impairment: At September 30, 2024 and December 31, 2023, the Company had loans individually evaluated for impairment (excluding PCD loans) with outstanding principal balances of $19.0 million and $6.0 million, respectively, which were recorded at their estimated fair value of $15.1 million and $4.3 million, respectively. The Company recorded a net increase in the specific reserve for impaired loans of $1.2 million and $7,100 for the nine months ended September 30, 2024 and September 30, 2023, respectively. Net charge-offs of $4.7 million and $5.2 million were recorded for the nine months ended September 30, 2024 and September 30, 2023, respectively, utilizing Level 3 inputs. For purposes of estimating the fair value of impaired loans, management utilizes independent appraisals, if the loan is collateral-dependent, adjusted downward by management, as necessary, for changes in relevant valuation factors subsequent to the appraisal date, or the present value of expected future cash flows for non-collateral dependent loans and TDRs.

Other Real Estate Owned: At September 30, 2024 and December 31, 2023, the Company had no assets acquired through foreclosure.

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

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)
The estimated fair values of the Company’s significant financial instruments at September 30, 2024 and December 31, 2023, are presented in the following tables (in thousands):

	September 30, 2024
		Estimated Fair Value
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$232,926	$232,926	$—	$—	$232,926
Trading securities	13,759	13,759	—	—	13,759
Debt securities available-for-sale	1,063,486	—	1,063,486	—	1,063,486
Debt securities held-to-maturity	9,681	—	9,519	—	9,519
Equity securities (1)	699	699	—	—	699
FHLBNY stock	37,269	N/A	N/A	N/A	N/A
Loans held-for-sale	4,897	—	—	4,897	4,897
Net loans held-for-investment	4,023,909	—	—	3,840,026	3,840,026
Derivative assets	4,271	—	4,271	—	4,271
Financial liabilities:
Deposits	$3,875,569	$—	$3,876,514	$—	$3,876,514
FHLB advances and other borrowings (including securities sold under agreements to repurchase)	990,871	—	988,739	—	988,739
Subordinated debentures, net of issuance costs	61,386	—	45,659	—	45,659
Advance payments by borrowers for taxes and insurance	22,492	—	22,492	—	22,492
Derivative liabilities	4,273	—	4,273	—	4,273

(1) Excludes investment measured at net asset value of $10.0 million at September 30, 2024, which has not been classified in the fair value hierarchy.

	December 31, 2023
		Estimated Fair Value
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$229,506	$229,506	$—	$—	$229,506
Trading securities	12,549	12,549	—	—	12,549
Debt securities available-for-sale	795,464	44,379	751,085	—	795,464
Debt securities held-to-maturity	9,866	—	9,586	—	9,586
Equity securities (1)	330	330	—	—	330
FHLBNY stock, at cost	39,667	N/A	N/A	N/A	N/A
Net loans held-for-investment	4,166,119	—	—	3,887,033	3,887,033
Derivative assets	4,903	—	4,903	—	4,903
Financial liabilities:
Deposits	$3,878,435	$—	$3,879,286	$—	$3,879,286
FHLB advances and other borrowings (including securities sold under agreements to repurchase)	859,272	—	844,766	—	844,766
Subordinated debentures, net of issuance costs	61,219	—	45,531	—	45,531
Advance payments by borrowers for taxes and insurance	25,102	—	25,102	—	25,102
Derivative liabilities	4,905	—	4,905	—	4,905

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

The following is a summary of the Company’s earnings per share calculations and reconciliation of basic to diluted earnings per share for the periods indicated (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income available to common stockholders	$6,523	$8,181	$18,694	$29,447

Weighted average shares outstanding-basic	41,028,213	42,866,246	41,794,149	43,848,873
Effect of non-vested restricted stock and stock, performance-based restricted stock units and options outstanding	60,424	51,928	35,081	78,477
Weighted average shares outstanding-diluted	41,088,637	42,918,174	41,829,230	43,927,350
Earnings per share-basic	$0.16	$0.19	$0.45	$0.67
Earnings per share-diluted	$0.16	$0.19	$0.45	$0.67
Anti-dilutive shares	706,143	1,707,261	1,496,292	1,492,290

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)
Note 12 – Leases

The Company’s leases primarily relate to real estate property for branches and office space with terms extending from one month up to 30.8 years. At September 30, 2024, all of the Company’s leases are classified as operating leases, which are required to be recognized on the consolidated balance sheets as a right-of-use asset and a corresponding lease liability.

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

At September 30, 2024, the Company’s operating lease right-of-use assets and operating lease liabilities included on the consolidated balance sheet were $28.9 million and $33.5 million, respectively. At December 31, 2023, the Company’s operating lease right-of-use assets and operating lease liabilities included on the consolidated balance sheet were $30.2 million and $35.2 million, respectively. Operating lease expense is recognized on a straight-line basis over the lease term, while variable lease payments are recognized as incurred. Variable lease payments include common area maintenance charges, real estate taxes, repairs and maintenance costs and utilities. Operating and variable lease expenses are recorded in occupancy expense on the consolidated statements of comprehensive income.
Supplemental lease information at or for the three and nine months ended September 30, 2024, and September 30, 2023 is as follows (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

Operating lease cost	$1,452	$1,471	$4,382	$4,482
Variable lease cost	787	1,067	2,751	2,909
Net lease cost	$2,239	$2,538	$7,133	$7,391
Cash paid for amounts included in measurement of operating lease liabilities	$1,597	$1,632	$4,797	$4,853
Right-of-use assets obtained in exchange for new operating lease liabilities	$795	$582	$2,227	$645
Weighted average remaining lease term			10.78 years	11.10 years
Weighted average discount rate			3.68%	3.59%
The following table summarizes lease payment obligations for each of the next five years and thereafter in addition to a reconcilement to the Company's current lease liability (in thousands):

Year	Amount
2024	$1,609
2025	6,199
2026	5,440
2027	4,483
2028	4,221
Thereafter	20,011
Total lease payments	41,963
Less: imputed interest	(8,434)
Present value of lease liabilities	$33,529
As of September 30, 2024, the Company had not entered into any leases that have not yet commenced.

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
At September 30, 2024, the Company had twelve interest rate swaps with a notional amount of $78.9 million. At December 31, 2023, the Company had ten interest rate swaps with a notional amount of $72.7 million. The Company recorded fee income related to these swaps of $173,000 for the three and nine months ended September 30, 2024, respectively. The Company recorded fee income related to these swaps of $20,000 and $251,000 for the three and nine months ended September 30, 2023, respectively.

The table below presents the fair value of the derivatives as well as their location on the consolidated balance sheets (in thousands):

	Fair Value
Balance Sheet Location	September 30, 2024	December 31, 2023
Other assets	$4,271	$4,903
Other liabilities	4,273	4,905

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
•our ability to manage our liquidity, including unanticipated changes in our liquidity position;
•changes in our access to or the cost of funding and our ability to secure alternate funding sources;
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

Critical Accounting Policies

Note 1 to the Company’s Audited Consolidated Financial Statements for the year ended December 31, 2023, included in the Company’s Annual Report on Form 10-K, as supplemented by this report, contains a summary of significant accounting policies. Various elements of these accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions, and other subjective assessments. Certain assets are carried on the consolidated balance sheets at estimated fair value or the lower of cost or estimated fair value. Policies with respect to the methodologies used to determine the allowance for credit losses on loans and judgments regarding the valuation allowance against deferred tax assets are the most critical accounting policies because they are important to the presentation of the Company’s financial condition and results of operations, involve a higher degree of complexity, and require management to make subjective judgments which often require assumptions or estimates about highly uncertain matters. The use of different judgments, assumptions, and estimates could result in material differences in the results of operations or financial condition. These critical accounting policies and their application are reviewed periodically and, at least annually, with the Audit Committee of the Board of Directors.
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
Net income was $18.7 million for the nine months ended September 30, 2024, as compared to $29.4 million for the nine months ended September 30, 2023. Net income for the nine months ended September 30, 2024, was down from the comparative prior year period primarily due to a decrease in net interest income, which was negatively impacted by higher funding costs, partially offset by improved interest and non-interest income. Basic and diluted earnings per common share were $0.45 for the nine months ended September 30, 2024, compared to basic and diluted earnings per common share of $0.67 for the nine months ended September 30, 2023. For the nine months ended September 30, 2024, our return on average assets was 0.43%, as compared to 0.71% for the nine months ended September 30, 2023. For the nine months ended September 30, 2024, our return on average stockholders’ equity was 3.59% as compared to 5.69% for the nine months ended September 30, 2023. For the nine months ended September 30, 2024, net income included $795,000, or $0.02 per share, of additional tax expense related to options that expired in June 2024, and $683,000, or $0.01 per share after tax, of severance expense related to modest layoffs and staffing realignments. For the nine months ended September 30, 2023, net income included $440,000, or $0.01 per share after tax, of severance expense.
Comparison of Financial Condition at September 30, 2024 and December 31, 2023
Total assets increased by $132.5 million, or 2.4%, to $5.73 billion at September 30, 2024, from $5.60 billion at December 31, 2023. The increase was primarily due to increases in available-for-sale debt securities of $268.0 million, or 33.7%, and cash and cash equivalents of $3.4 million, or 1.5%, partially offset by a decrease in loans receivable of $139.7 million, or 3.3%.

Cash and cash equivalents increased by $3.4 million, or 1.5%, to $232.9 million at September 30, 2024, from $229.5 million at December 31, 2023. Balances fluctuate based on the timing of receipt of security and loan repayments and the redeployment of cash into higher-yielding assets such as loans and securities, or the funding of deposit outflows or borrowing maturities.

The Company’s available-for-sale debt securities portfolio increased by $268.0 million, or 33.7%, to $1.06 billion at September 30, 2024, from $795.5 million at December 31, 2023. The increase was primarily attributable to purchases of securities, partially offset by paydowns, maturities and calls. At September 30, 2024, $869.4 million of the portfolio consisted of residential mortgage-backed securities issued or guaranteed by Fannie Mae, Freddie Mac, or Ginnie Mae. In addition, the Company held $74.9 million in U.S. Government agency securities, $118.5 million in corporate bonds, substantially all of which were investment grade, and $684,000 in municipal bonds at September 30, 2024. Unrealized losses, net of tax, on available-for-sale debt securities and held-to-maturity securities approximated $19.6 million and $219,000, respectively, at September 30, 2024, and $32.5 million and $279,000, respectively, at December 31, 2023. The decrease in unrealized losses was the result of the impact of the 50 basis point decrease in interest rates declared by the Federal Reserve. The effective duration of the securities portfolio at September 30, 2024 was 1.65 years.

Equity securities were $10.7 million at September 30, 2024 and $10.6 million at December 31, 2023. Equity securities are primarily comprised of an investment in a Small Business Administration Loan Fund. This investment is utilized by the Bank as part of its Community Reinvestment Act program.

Loans held-for-investment, net, decreased by $139.7 million, or 3.3%, to $4.06 billion at September 30, 2024, from $4.20 billion at December 31, 2023, primarily due to decreases in multifamily, commercial, and one-to-four family residential real estate loans, partially offset by increases in home equity and lines of credit, construction and land, and commercial and industrial loans. The decrease in loan balances reflects the Company remaining strategically focused on both managing the concentration of its commercial and multifamily real estate loan portfolios and disciplined loan pricing, as well as lower customer demand in the recent elevated interest rate environment. Multifamily loans decreased $110.1 million, or 4.0%, to $2.64 billion at September 30, 2024, from $2.75 billion at December 31, 2023, commercial real estate loans decreased $51.4 million, or 5.5%, to $878.2 million at September 30, 2024, from $929.6 million at December 31, 2023, one-to-four family residential loans decreased $11.1 million, or 6.9%, to $149.7 million at September 30, 2024, from $160.8 million at December 31, 2023, and other loans decreased $925,000, or 35.8%, to $1.7 million at September 30, 2024, from $2.6 million at December 31, 2023. Partially offsetting these decreases were increases in commercial and industrial loans of $19.1 million, or 12.3%, to $174.4 million at September 30, 2024, from $155.3 million at December 31, 2023, home equity and lines of credit of $8.4 million, or 5.2%, to $171.9 million at September 30, 2024, from $163.5 million at December 31, 2023, and construction and land loans of $2.1 million, or 6.6%, to $33.0 million at September 30, 2024, from $31.0 million at December 31, 2023.

The following table represents the Company's loan balances and associated percentage of each major category in the Company's loan portfolio as of September 30, 2024 and December 31, 2023:

	September 30, 2024		December 31, 2023
	Amount	% of Total	Amount	% of Total
Real estate loans:
Multifamily	$2,640,944	65.06%	$2,750,996	65.44%
Commercial mortgage	878,173	21.63	929,595	22.11
One-to-four family residential mortgage	149,682	3.69	160,824	3.83
Home equity and lines of credit	171,946	4.24	163,520	3.89
Construction and land	33,024	0.81	30,967	0.74
Total real estate loans	3,873,769	95.43%	4,035,902	96.01%
Commercial and industrial loans	174,413	4.30	155,268	3.69
Other loans	1,660	0.04	2,585	0.06
Total commercial and industrial, PPP, and other loans	176,073	4.34%	157,853	3.75%
Loans held-for-investment, net (excluding purchased credit-deteriorated (“PCD”) loans	4,049,842	99.77	4,193,755	99.76
PCD loans	9,264	0.23	9,899	0.24
Total loans held-for-investment, net	$4,059,106	100.00%	$4,203,654	100.00%

The following table summarizes commercial mortgage real estate loans by property type and owner-occupied and non-owner occupied status as a percentage of the total commercial mortgage real estate portfolio as of September 30, 2024:

	September 30, 2024
	Concentration by Property Type		Percentage of Total
	Amount	% of Total	Owner-Occupied	Non-Owner Occupied
Office buildings	$183,548	20.9%	8.6%	12.3%
Mixed use (majority of space is non-residential)	170,104	19.4	2.7	16.7
Retail	147,478	16.8	2.5	14.3
Warehousing	114,659	13.1	11.6	1.5
Manufacturing	63,118	7.2	4.8	2.4
Accommodations (hotel/motel)	45,192	5.1	—	5.1
Healthcare facilities	38,927	4.4	3.0	1.4
Services	38,904	4.4	2.8	1.6
Schools/daycare	12,815	1.5	1.1	0.4
Recreational	8,841	1.0	0.9	0.1
Restaurants	8,514	1.0	0.3	0.7
Other	46,073	5.2	2.4	2.8
Total commercial real estate loans	$878,173	100.0%	40.7%	59.3%

The Company obtains an appraisal of the real estate collateral securing a commercial real estate loan prior to originating the loan. The appraised value is used to calculate the ratio of the outstanding loan balance to the value of the real estate collateral, or loan-to-value ratio ("LTV"). The original appraisal is used to monitor the LTVs within the commercial real estate portfolio unless an updated appraisal is received, which may happen for a variety of reasons, including but not limited to payment delinquency, additional loan requests using the same collateral, and loan modifications. The following table presents the ranges in the LTVs of our commercial mortgage loans at September 30, 2024:

LTV Range %	Number of Loans	Amount
		(Dollars in thousands)
0 - 25	190	$69,719
>25 - 50	259	316,934
>50 - 60	104	188,968
>60 - 70	91	238,912
>70 - 80	23	61,269
>80 - 90	2	2,188
>90	2	183
Total commercial real estate loans	671	$878,173
The following table summarizes the commercial real estate portfolio by geographic region in which the loans were originated as a percentage of total commercial real estate loans as of September 30, 2024:

Geographic Region	Amount	Percent
	(Dollars in thousands)
New York	$471,739	54%
New Jersey	387,836	44%
Pennsylvania and Other	18,598	2%
Total commercial real estate loans	$878,173	100%
As of September 30, 2024, non-owner occupied commercial real estate loans (as defined by regulatory guidance) to total risk-based capital was estimated at approximately 447%. Management believes that the Bank maintains appropriate risk management practices including risk assessments, board-approved underwriting policies and related procedures, which include monitoring Bank portfolio performance, performing market analysis (economic and real estate), and stressing of the Bank’s commercial real estate portfolio under severe, adverse economic conditions. Although management believes the Bank has implemented appropriate policies and procedures to manage its commercial real estate concentration risk, the Bank’s regulators could require it to implement additional policies and procedures or could require it to maintain higher levels of regulatory capital, which might adversely affect its loan originations, the Company's ability to pay dividends, and overall profitability.

Our real estate portfolio includes credit risk exposure to loans collateralized by office buildings and multifamily properties in New York State subject to some form of rent regulation limiting rent increases for rent stabilized multifamily properties. At September 30, 2024, office-related loans represented $183.6 million, or 4.5% of our total loan portfolio, with an average balance of $1.7 million (although we have originated these type of loans in amounts substantially greater than this average) and a weighted average loan-to-value ratio of 59%. Approximately 41% were owner-occupied. The geographic locations of the properties collateralizing our office-related loans are: 50.7% in New York, 47.8% in New Jersey, and 1.5% in Pennsylvania. At September 30, 2024, our largest office-related loan had a principal balance of $90.0 million (with a net active principal balance for the Bank of $29.9 million as we have a 33.3% participation interest), was secured by an office facility located in Staten Island, New York, and was performing in accordance with its original contractual terms. At September 30, 2024, multifamily loans that have some form of rent stabilization or rent control totaled approximately $447.5 million, or approximately 11% of our total loan portfolio, with an average balance of $1.7 million (although we have originated these type of loans in amounts substantially greater than this average) and a weighted average loan-to-value ratio of 51%. At September 30, 2024, our largest rent-regulated loan had a principal balance of $16.9 million, was secured by an apartment building located in Staten Island, New York, and was performing in accordance with its original contractual terms. Management continues to closely monitor its office and rent-regulated portfolios. For further details on our rent-regulated multifamily portfolio see “Asset Quality”.
Purchased credit-deteriorated (“PCD”) loans totaled $9.3 million and $9.9 million at September 30, 2024 and December 31, 2023, respectively. The majority of the remaining PCD loan balance consists of loans acquired as part of a Federal Deposit Insurance Corporation-assisted transaction. The Company accreted interest income of $327,000 and $1.1 million attributable to PCD loans for the three and nine months ended September 30, 2024, respectively, as compared to $325,000 and $1.0 million for the three and nine months ended September 30, 2023, respectively. PCD loans had an allowance for credit losses of approximately $2.9 million at September 30, 2024.
The allowance for credit losses on loans decreased to $35.2 million at September 30, 2024, compared to $37.5 million as of December 31, 2023, primarily due to a decrease in loan balances and an improvement in the economic forecast within our CECL model. The decrease was partially offset by increases in quantitative reserves in the commercial and industrial and home equity and lines of credit loan portfolios due to an increase in non-performing loans in these categories and loan balances.

Total liabilities increased $132.3 million, or 2.7%, to $5.03 billion at September 30, 2024, from $4.90 billion at December 31, 2023. The increase was primarily attributable to an increase in borrowings of $131.6 million, partially offset by a decrease in total deposits of $2.9 million. Deposits decreased $2.9 million, or 0.1%, to $3.88 billion at September 30, 2024 as compared to December 31, 2023. Brokered deposits decreased by $17.9 million, or 17.9%, due to maturities that were replaced by borrowings. The Company routinely utilizes brokered deposits and borrowed funds to manage interest rate risk, the cost of interest-bearing liabilities, and funding needs related to loan originations and deposit activity.
Deposits, excluding brokered deposits, increased $15.0 million, or 0.4%. The increase in deposits, excluding brokered deposits, was primarily attributable to increases of $80.9 million in time deposits, partially offset by decreases of $14.9 million in transaction accounts, $14.7 million in savings accounts, and $36.3 million in money market accounts. Growth in time deposits was attributable to the current interest rate environment and offering competitive interest rates to attract deposits. Estimated gross uninsured deposits at September 30, 2024 were $1.71 billion. This total includes fully collateralized uninsured governmental deposits and intercompany deposits of $859.3 million, leaving estimated uninsured deposits of approximately $852.2 million, or 22.0%, of total deposits. At December 31, 2023, estimated uninsured deposits totaled $869.9 million, or 22.4% of total deposits.
Borrowed funds increased to $1.05 billion at September 30, 2024, from $920.5 million at December 31, 2023. The increase in borrowings for the period was primarily due to a $205.5 million increase in borrowings under the Federal Reserve Bank Term Funding Program, which included favorable terms and conditions as compared to FHLB advances. In January 2024, the Company borrowed $300.0 million from the Federal Reserve Bank through the Bank Term Funding Program at favorable terms and conditions and invested the proceeds in higher-yielding interest-bearing deposits in other financial institutions and investment securities. Management utilizes borrowings to mitigate interest rate risk, for short-term liquidity, and to a lesser extent from time to time, as part of leverage strategies.

The following table sets forth term borrowing maturities (excluding overnight borrowings, floating rate advances, and subordinated debt) and the weighted average rate by year at September 30, 2024 (dollars in thousands):

Year	Amount (1)	Weighted Average Rate
2024	$25,000	4.71%
2025	483,184	4.00%
2026	148,000	4.36%
2027	173,000	3.19%
2028	154,288	3.96%
	$327,288	3.92%

(1) Borrowings maturing in 2025 include $300.0 million of FRB borrowings that can be repaid without any penalty.
Total stockholders’ equity increased by $119,000 to $699.6 million at September 30, 2024, from $699.4 million at December 31, 2023. The increase was attributable to net income of $18.7 million for the nine months ended September 30, 2024, a $14.1 million decrease in accumulated other comprehensive loss, associated with an increase in the estimated fair value of our debt securities available-for-sale portfolio due to the increase in market interest rates, and a $1.9 million increase in equity award activity, partially offset by $18.4 million in stock repurchases and $16.5 million in dividend payments. On April 24, 2024, the Board of Directors of the Company approved a $5.0 million stock repurchase program, which was completed in May 2024, and on June 14, 2024, the Board of Directors of the Company approved a $10.0 million stock repurchase program. During the nine months ended September 30, 2024, the Company repurchased 1.8 million of its common stock outstanding at an average price of $10.03 for a total of $18.1 million pursuant to the approved stock repurchase programs. As of September 30, 2024, the Company had no remaining capacity under its current repurchase program.
Comparison of Operating Results for the Nine Months Ended September 30, 2024 and 2023

Net Income. Net income was $18.7 million and $29.4 million for the nine months ended September 30, 2024 and September 30, 2023, respectively. Significant variances from the comparable prior year period are as follows: a $10.9 million decrease in net interest income, a $1.3 million increase in the provision for credit losses on loans, a $1.5 million increase in non-interest income, a $3.2 million increase in non-interest expense, and a $3.1 million decrease in income tax expense.

Interest Income. Interest income increased $23.9 million, or 15.5%, to $178.2 million for the nine months ended September 30, 2024, from $154.3 million for the nine months ended September 30, 2023, primarily due to a 47 basis point increase in the yield on interest-earning assets due to the recent rising rate environment and a $156.1 million, or 2.9%, increase in the average balance of interest-earning assets. The increase in the average balance of interest-earning assets was primarily due to increases in the average balance of interest-earning deposits in financial institutions of $111.7 million, the average balance of other securities of $91.6 million, and the average balance of mortgage-backed securities of $88.5 million, partially offset by a decrease in the average balance of loans of $133.4 million. The Company accreted interest income related to PCD loans of $1.1 million for the nine months ended September 30, 2024, as compared to $1.0 million for the nine months ended September 30, 2023. Interest income for the nine months ended September 30, 2024, included loan prepayment income of $648,000 as compared to $1.3 million for the nine months ended September 30, 2023.

Interest Expense. Interest expense increased $34.8 million, or 59.4%, to $93.4 million for the nine months ended September 30, 2024, as compared to $58.6 million for the nine months ended September 30, 2023. The increase was primarily due to an increase in interest expense on deposits of $28.3 million, or 88.7%, and, to a lesser extent, an increase in interest expense on borrowings of $6.5 million, or 26.8%. The increase in interest expense on deposits was attributable to a 114 basis point increase in the cost of interest-bearing deposits from 1.42% to 2.56% for the nine months ended September 30, 2024, due to the recent rising market interest rates and a shift in the composition of the deposit portfolio towards higher-costing certificates of deposit, and a $127.1 million, or 4.2%, increase in the average balance of interest-bearing deposits. The increase in interest expense on borrowings was attributable to a 31 basis point increase in the average cost of borrowings from 3.58% to 3.89%, and a $149.8 million, or 16.6%, increase in the average balance of borrowings.

Net Interest Income. Net interest income for the nine months ended September 30, 2024, decreased $10.9 million, or 11.4%, to $84.8 million, from $95.7 million for the nine months ended September 30, 2023, primarily due to a 34 basis point decrease in net interest margin to 2.07% from 2.41% for the nine months ended September 30, 2023. The decrease in net interest margin was primarily due to interest-bearing liabilities repricing at a faster rate than interest-earning assets. The cost of interest-bearing liabilities increased by 96 basis points to 2.93% for the nine months ended September 30, 2024, from 1.97% for the nine months ended September 30, 2023, driven by a 114 basis point increase in the cost of interest-bearing deposits from 1.42% to 2.56% for the nine months ended September 30, 2024, and a 31 basis point increase in the cost of borrowings from 3.58% to 3.89% due to rising market interest rates and a shift in the composition of the deposit portfolio towards higher-costing certificates of deposit and a greater reliance on borrowings. The increase in the cost of interest-bearing liabilities was partially offset by an increase in the yield on interest-earning assets, which increased by 47 basis points to 4.35% for the nine months ended September 30, 2024, from 3.88% for the nine months ended September 30, 2023, due to an increase in yields on all classes of interest-earning assets due to the higher interest rate environment. The net interest margin was also negatively affected by approximately 12 basis points due to a low risk leverage strategy in the first quarter of 2024. In January 2024, the Company borrowed $300.0 million from the Federal Reserve Bank through the Bank Term Funding Program at favorable terms and conditions and invested the proceeds in higher-yielding interest-bearing deposits in other financial institutions and investment securities.

Provision for Credit Losses. The provision for credit losses on loans increased by $1.3 million to $2.3 million for the nine months ended September 30, 2024, compared to $1.1 million for the nine months ended September 30, 2023, primarily due to an increase in the specific reserve component of the allowance for credit losses, which was partially offset by a decrease in the general reserve component of the allowance for credit losses. The increase in the specific reserve was related to a single commercial and industrial relationship totaling $12.5 million that experienced credit deterioration and was placed on non-accrual status during the current quarter, which has a specific reserve of $1.3 million and incurred a charge-off of $878,000. The decline in the general reserve component of the allowance for credit losses resulted from a decline in loan balances and an improvement in the macroeconomic forecast for the current period within our CECL model, partially offset by an increase in reserves related to changes in model assumptions, including the slowing of prepayment speeds, and an increase in reserves in the commercial and industrial and home equity and lines of credit portfolios related to an increase in non-performing loans in these portfolios and higher loan balances. Net charge-offs were $4.7 million for the nine months ended September 30, 2024, primarily due to $3.9 million in net charge-offs on small business unsecured commercial and industrial loans, as compared to net charge-offs of $5.2 million for the nine months ended September 30, 2023, primarily due to $5.2 million in net charge-offs on small business unsecured commercial and industrial loans. Management continues to closely monitor the small business unsecured commercial and industrial loan portfolio, which totaled $31.0 million at September 30, 2024.

Non-interest Income. Non-interest income increased by $1.5 million, or 18.7%, to $9.8 million for the nine months ended September 30, 2024, compared to $8.3 million for the nine months ended September 30, 2023. The increase was primarily due to increases of $790,000 in fees and service charges for customer services, related to an increase in overdraft fees and service charges on deposit accounts, $260,000 in income on bank owned life insurance, and $874,000 in gains on trading securities, net. Partially offsetting the increases was a $303,000 decrease in other income, primarily due to lower swap fee income. Gains on trading securities in the nine months ended September 30, 2024, were $1.6 million, as compared to $723,000 in the nine months ended September 30, 2023. The trading portfolio is utilized to fund the Company’s deferred compensation obligation to certain employees and directors of the plan. The participants of this plan, at their election, defer a portion of their compensation. Gains and losses on trading securities have no effect on net income since participants benefit from, and bear the full risk of changes in the trading securities market values. Therefore, the Company records an equal and offsetting amount in compensation expense, reflecting the change in the Company’s obligations under the plan.

Non-interest Expense. Non-interest expense increased $3.2 million, or 5.2%, to $65.7 million for the nine months ended September 30, 2024, compared to $62.5 million for the nine months ended September 30, 2023. The increase was primarily due to a $3.3 million increase in employee compensation and benefits, primarily attributable to higher salary expense, related to annual merit increases and higher medical expense, and an increase of $874,000 in deferred compensation expense, which is described above, and had no effect on net income. Employee compensation and benefits expense also includes severance expense of $683,000 for the nine months ended September 30, 2024, as compared to $440,000 for the nine months ended September 30, 2023. During the second quarter of 2024, due to current economic conditions, the Company implemented a workforce reduction plan which included modest layoffs and staffing realignments. The annual estimated cost savings of this plan is $2.0 million, pre-tax. Partially offsetting the increase was a $461,000 decrease in stock compensation expense related to performance stock awards not expected to vest. Additionally, non-interest expense included a $727,000 increase in credit loss expense/(benefit) for off-balance sheet exposure due to a provision of $337,000 recorded during the nine months ended September 30, 2024, as compared to a benefit of $390,000 for the comparative prior year period. The benefit in the prior year period was attributable to a decrease in the pipeline of loans committed and awaiting closing. Partially offsetting the increases was a $552,000 decrease in advertising expense due to a change in marketing strategy and the timing of specific deposit and lending campaigns.

Income Tax Expense. The Company recorded income tax expense of $7.9 million for the nine months ended September 30, 2024, compared to $11.0 million for the nine months ended September 30, 2023, with the decrease due to lower taxable income partially offset by a higher effective tax rate. The effective tax rate for the nine months ended September 30, 2024, was 29.7% compared to 27.2% for the nine months ended September 30, 2023. In June 2024, options granted in 2014 expired and resulted in additional tax expense of $795,000, contributing to the higher effective tax rate for the nine months ended September 30, 2024.

During the quarter the Company entered into an agreement to sell and vacate one of its branches in New York with a closing date of December 27, 2024. The Company expects to record a gain on sale of property of approximately $3.6 million in the fourth quarter of 2024.

The following table sets forth average balances, average yields and costs, and certain other information for the periods indicated.

	For the Nine Months Ended
	September 30, 2024			September 30, 2023
	Average Outstanding Balance	Interest	Average Yield/ Rate (1)	Average Outstanding Balance	Interest	Average Yield/ Rate (1)
Interest-earning assets:
Loans (2)	$4,127,409	$138,030	4.47%	$4,260,827	$135,220	4.24%
Mortgage-backed securities (3)	791,850	20,246	3.42	703,320	11,170	2.12
Other securities (3)	332,831	10,031	4.03	241,280	3,593	1.99
Federal Home Loan Bank of New York stock	38,781	2,819	9.71	41,093	2,125	6.91
Interest-earning deposits in financial institutions	184,420	7,060	5.11	72,683	2,225	4.09
Total interest-earning assets	5,475,291	178,186	4.35	5,319,203	154,333	3.88
Non-interest-earning assets	269,180			244,319
Total assets	$5,744,471			$5,563,522

Interest-bearing liabilities:
Savings, NOW, and money market accounts	$2,457,320	38,231	2.08%	$2,443,400	19,194	1.05%
Certificates of deposit	685,510	22,010	4.29	572,283	12,724	2.97
Total interest-bearing deposits	3,142,830	60,241	2.56	3,015,683	31,918	1.42
Borrowed funds	1,052,589	30,653	3.89	902,802	24,182	3.58
Subordinated debt	61,294	2,492	5.43	61,164	2,484	5.43
Total interest-bearing liabilities	4,256,713	93,386	2.93	3,979,649	58,584	1.97
Non-interest bearing deposits	691,406			788,991
Accrued expenses and other liabilities	101,639			102,765
Total liabilities	5,049,758			4,871,405
Stockholders' equity	694,713			692,117
Total liabilities and stockholders' equity	$5,744,471			$5,563,522

Net interest income		$84,800			$95,749
Net interest rate spread (4)			1.42%			1.91%
Net interest-earning assets (5)	$1,218,578			$1,339,554
Net interest margin (6)			2.07%			2.41%
Average interest-earning assets to interest-bearing liabilities			128.63%			133.66%

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

Comparison of Operating Results for the Three Months Ended September 30, 2024 and 2023

Net Income. Net income was $6.5 million and $8.2 million for the quarters ended September 30, 2024 and September 30, 2023, respectively. Significant variances from the comparable prior year quarter are as follows: a $1.5 million decrease in net interest income, a $2.4 increase in the provision for credit losses on loans, a $1.5 million increase in non-interest income, a $189,000 decrease in non-interest expense, and a $513,000 decrease in income tax expense.

Interest Income. Interest income increased $6.6 million, or 12.5%, to $59.3 million for the quarter ended September 30, 2024, from $52.7 million for the quarter September 30, 2023, primarily due to a 38 basis point increase in the yield on interest-earning assets due to the rising rate environment and a $155.1 million, or 3.0%, increase in the average balance of interest-earning assets. The increase in the average balance of interest-earning assets was due to increases in the average balance of mortgage-backed securities of $240.3 million, the average balance of interest-earning deposits in financial institutions of $26.8 million, and the average balance of other securities of $64.0 million, partially offset by decreases in the average balance of loans outstanding of $172.8 million and the average balance of Federal Home Loan Bank of New York stock of $3.2 million. Interest income for the quarter ended September 30, 2024, included loan prepayment income of $87,000, as compared to $183,000 for the quarter ended September 30, 2023. The Company accreted interest income related to PCD loans of $327,000 for the quarter ended September 30, 2024, as compared to $325,000 for the quarter ended September 30, 2023.
Interest Expense. Interest expense increased $8.0 million, or 34.9%, to $31.1 million for the quarter ended September 30, 2024, from $23.0 million for the quarter ended September 30, 2023. The increase was attributed to an increase in interest expense on deposits of $6.7 million, or 49.1%, and to a lesser extent, an increase in interest expense on borrowings of $1.4 million, or 15.8%. The increase in interest expense on deposits was primarily attributable to a 77 basis point increase in the cost of interest-bearing deposits to 2.59% for the quarter ended September 30, 2024, from 1.82% for the quarter ended September 30, 2023, due to rising market interest rates and a shift in the composition of the deposit portfolio towards higher-yielding certificates of deposit and a $158.4 million, or 5.3%, increase in the average balance of interest-bearing deposits. The increase in interest expense on borrowings was primarily due to a 30 basis point increase in the cost of borrowings from 3.63% for the quarter ended September 30, 2023, to 3.93% for the quarter ended September 30, 2024, and a $68.4 million, or 7.28%, increase in the average balance of borrowed funds.
Net Interest Income. Net interest income for the quarter ended September 30, 2024, decreased $1.5 million, or 4.9%, to $28.2 million, from $29.7 million for the quarter ended September 30, 2023, primarily due to a 17 basis point decrease in net interest margin to 2.08% for the quarter ended September 30, 2024, from 2.25% for the quarter ended September 30, 2023. The decrease in net interest margin was primarily due to the cost of interest-bearing liabilities increasing faster than the repricing of interest-earning assets. The cost of interest-bearing liabilities increased by 64 basis points to 2.95% for the quarter ended September 30, 2024, from 2.31% for the quarter ended September 30, 2023, driven primarily by a 77 basis point increase in the cost of interest-bearing deposits from 1.82% to 2.59%, and a 30 basis point increase in the cost of borrowings from 3.63% to 3.93%. The increase in the cost of interest-bearing liabilities was partially offset by an increase in the yield on interest-earning assets, which increased by 38 basis points to 4.38% for the quarter ended September 30, 2024, from 4.00% for the quarter ended September 30, 2023.

Provision for Credit Losses. The provision for credit losses on loans increased by $2.4 million to $2.5 million for the quarter ended September 30, 2024, from a provision of $188,000 for the quarter ended September 30, 2023, primarily due to an increase in the specific reserve component of the allowance for credit losses, which was partially offset by a decrease in the general reserve component of the allowance for credit losses. The increase in the specific reserve was related to a single commercial and industrial relationship that experienced credit deterioration and was placed on non-accrual status during the current quarter, which has a specific reserve of $1.3 million and incurred a charge-off of $878,000. The decline in the general reserve component of the allowance for credit losses resulted from a decline in loan balances and an improvement in the macroeconomic forecast for the current period within our CECL model, partially offset by an increase in reserves related to changes in model assumptions, including the slowing of prepayment speeds, and an increase in reserves in the commercial and industrial portfolio related to an increase in non-performing loans and higher loan balances. Net charge-offs were $2.1 million for the quarter ended September 30, 2024, and included $1.4 million in net charge-offs on small business unsecured loans, as compared to net charge-offs of $2.9 million for the quarter ended September 30, 2023, due to $2.9 million in net charge-offs on small business unsecured commercial and industrial loans.

Non-interest Income. Non-interest income increased by $1.5 million, or 68.7%, to $3.6 million for the quarter ended September 30, 2024, from $2.1 million for the quarter ended September 30, 2023, primarily due to a $294,000 increase in fees and service charges, primarily related to higher overdraft fees, a $1.0 million increase in gains on trading securities, net, and a $185,000 increase in other income, primarily due to higher swap fee income. For the quarter ended September 30, 2024, gains on trading securities, net, were $710,000, compared to losses of $295,000 in the quarter ended September 30, 2023. Gains and losses on trading securities have no effect on net income since participants benefit from, and bear the full risk of, changes in the trading securities market values. Therefore, the Company records an equal and offsetting amount in compensation expense, reflecting the change in the Company’s obligations under its deferred compensation plan.

Non-interest Expense. Non-interest expense decreased by $189,000, or 0.9%, to $20.4 million for the quarter ended September 30, 2024, from $20.6 million for the quarter ended September 30, 2023. The decrease was primarily due to decreases of $386,000 in occupancy expense, attributable to lower real estate taxes, common area maintenance and electricity costs, $214,000 in data processing costs, attributable to a decrease in ongoing core processing costs related to a prior technology-related contract renewed at favorable terms, and $132,000 in advertising expense. Partially offsetting the decreases was a $504,000 increase in compensation and employee benefits, which included a $1.0 million increase in expense related to the Company's deferred compensation plan, which is described above, and had no effect on net income, that was offset by lower medical expense.

Income Tax Expense. The Company recorded income tax expense of $2.4 million for the quarter ended September 30, 2024, compared to $2.9 million for the quarter ended September 30, 2023, with the decrease due to lower taxable income. The effective tax rate for the quarter ended September 30, 2024 was 26.6%, compared to 26.0% for the quarter ended September 30, 2023.

The following table sets forth average balances, average yields and costs, and certain other information for the periods indicated.

	For the Three Months Ended
	September 30, 2024			September 30, 2023
	Average Outstanding Balance	Interest	Average Yield/ Rate (1)	Average Outstanding Balance	Interest	Average Yield/ Rate (1)
Interest-earning assets:
Loans (2)	$4,079,974	$46,016	4.49%	$4,252,752	$46,213	4.31%
Mortgage-backed securities (3)	901,042	8,493	3.75	660,753	3,664	2.20
Other securities (3)	273,312	2,684	3.91	209,341	1,095	2.08
Federal Home Loan Bank of New York stock	38,044	914	9.56	41,278	933	8.97
Interest-earning deposits in financial institutions	99,837	1,211	4.83	73,005	831	4.52
Total interest-earning assets	5,392,209	59,318	4.38	5,237,129	52,736	4.00
Non-interest-earning assets	275,342			248,315
Total assets	$5,667,551			$5,485,444

Interest-bearing liabilities:
Savings, NOW, and money market accounts	$2,417,725	12,717	2.09%	$2,408,218	8,865	1.46%
Certificates of deposit	700,763	7,587	4.31	551,904	4,749	3.41
Total interest-bearing deposits	3,118,488	20,304	2.59	2,960,122	13,614	1.82
Borrowed funds	1,008,338	9,949	3.93	939,922	8,593	3.63
Subordinated debt	61,350	836	5.42	61,127	837	5.43
Total interest-bearing liabilities	4,188,176	31,089	2.95	3,961,171	23,044	2.31
Non-interest bearing deposits	683,283			739,266
Accrued expenses and other liabilities	102,233			100,103
Total liabilities	4,973,692			4,800,540
Stockholders' equity	693,859			684,904
Total liabilities and stockholders' equity	$5,667,551			$5,485,444

Net interest income		$28,229			$29,692
Net interest rate spread (4)			1.42%			1.69%
Net interest-earning assets (5)	$1,204,033			$1,275,958
Net interest margin (6)			2.08%			2.25%
Average interest-earning assets to interest-bearing liabilities			128.75%			132.21%

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

Asset Quality

PCD Loans (Held-for-Investment)

The Company accounts for PCD loans at estimated fair value using discounted expected future cash flows deemed to be collectible on the date acquired. Based on its detailed review of PCD loans and experience in loan workouts, management has a reasonable expectation about the amount and timing of future cash flows and accordingly has classified PCD loans ($9.3 million at September 30, 2024 and $9.9 million at December 31, 2023, respectively) as accruing, even though they may be contractually past due. At September 30, 2024, 2.1% of PCD loans were past due 30 to 89 days, and 24.6% were past due 90 days or more, as compared to 2.9% and 27.1%, respectively, at December 31, 2023.

Loans

The following table details total non-accrual loans (excluding PCD), non-performing assets, loans over 90 days delinquent on which interest is accruing, and accruing loans 30 to 89 days delinquent at September 30, 2024 and December 31, 2023 (dollars in thousands):

	September 30, 2024	December 31, 2023
Non-accrual loans:
Held-for-investment
Real estate loans:
Multifamily	$2,651	$2,709
Commercial mortgage	4,426	6,491
One-to-four family residential	66	104
Home equity and lines of credit	1,123	499
Commercial and industrial	14,617	305
Other	6	7
Total non-accrual loans held-for-investment	22,889	10,115
Loans delinquent 90 days or more and still accruing:
Held-for-investment
Real estate loans:
Multifamily	—	201
Commercial mortgage	1,161	—
One-to-four family residential	304	406
Home equity and lines of credit	343	711
Commercial and industrial	835	—
Total loans delinquent 90 days or more and still accruing held-for-investment	2,643	1,318
Non-performing loans held-for-sale
Commercial real estate loans	4,397	—
Commercial and industrial	500	—
Total non-performing loans held-for-sale	4,897	—
Total non-performing loans	30,429	11,433
Total non-performing assets	$30,429	$11,433
Non-performing loans to total loans	0.75%	0.27%
Non-performing assets to total assets	0.53%	0.20%
Accruing loans 30 to 89 days delinquent	$16,057	$8,683

At September 30, 2024, total non-performing loans included $13.4 million of modified loans to borrowers experiencing financial difficulty and $3.2 million of troubled debt restructuring (“TDR”) loans that existed prior to adoption of Accounting Standards Update (“ASU”) 2022-02 on January 1, 2023. At December 31, 2023, total non-performing loans included $236,000 of modified loans to borrowers experiencing financial difficulty and $3.3 million of troubled debt TDR loans that existed prior to the adoption of ASU 2022-02.

The Company's non-performing loans at September 30, 2024 totaled $30.4 million, or 0.75%, of total loans, and include $4.9 million of loans held-for-sale, as compared to non-performing loans of $11.4 million, or 0.27%, at December 31, 2023. The $19.0 million increase in non-performing loans was primarily attributable to an increase in non-performing commercial and industrial loans of $15.6 million and an increase of $3.5 million in non-performing commercial real estate loans. One commercial and industrial relationship with a carrying balance of $12.5 million at September 30, 2024, experienced credit deterioration and was placed on non-accrual status during the third quarter of 2024. The Company anticipated the receipt of $10.0 million on October 31, 2024, which was not received. The loan is currently in the collection process which includes all legal remedies. The loan was individually evaluated for impairment, including the assets of the borrower and its guarantors, which resulted in a charge-off of $878,000 and a specific reserve provision of $1.3 million. Additionally, management evaluated the collateral from the Company and assets subject to personal guarantees and, based on current estimates, believes there is adequate collateral and assets to support the current value of the loan. Another commercial and industrial relationship with an outstanding balance of $750,000 is in the process of maturity extension. Additionally, there was an increase in non-performing unsecured small business loans. Unsecured small business loans totaled $31.0 million and $37.4 million at September 30, 2024 and December 31, 2023, respectively. Management continues to closely monitor the small business unsecured commercial and industrial loan portfolio.

The increase in non-performing commercial real estate loans was primarily attributable to one loan with a balance of $4.4 million, which was put on non-accrual status during the first quarter of 2024. Based on the results of the impairment analysis for this loan, no impairment reserve was necessary as the loan is adequately covered by collateral (a private residence and retail property, both located in New Jersey), with aggregate appraised values totaling $8.7 million. The loan was transferred to held-for-sale as of September 30, 2024.

Other Real Estate Owned

At September 30, 2024 and December 31, 2023, the Company had no assets acquired through foreclosure.

Accruing Loans 30 to 89 Days Delinquent

Loans 30 to 89 days delinquent and on accrual status totaled $16.1 million and $8.7 million at September 30, 2024 and December 31, 2023, respectively. The following table sets forth delinquencies for accruing loans by type and by amount at September 30, 2024 and December 31, 2023 (dollars in thousands):

	September 30, 2024	December 31, 2023
Held-for-investment
Real estate loans:
Multifamily	$2,259	$740
Commercial mortgage	5,689	1,010
One-to-four family residential	2,286	3,339
Home equity and lines of credit	1,369	817
Commercial and industrial loans	4,450	2,767
Other loans	4	10
Total delinquent accruing loans held-for-investment	$16,057	$8,683

The increase in multifamily delinquent loans was primarily due to two relationships totaling $1.5 million that made payments and became current subsequent to September 30, 2024. The increase in commercial real estate delinquent loans was primarily due to two participation loans totaling $5.6 million that matured and the lead bank is in the process of extending their maturity and are expected to become current in the fourth quarter of 2024. The increase in commercial and industrial delinquent loans was primarily due to two loans to one borrower totaling $1.5 million which are in the process of collection, and, to a lesser extent, an increase in delinquencies in unsecured small business loans.

Subsequent to the quarter end, $1.1 million of home equity and lines of credit loans, $1.5 million of one-to-four family residential loans, and $1.5 million of commercial and industrial loans became current.

Rent-Regulated Multifamily Loans

Our multifamily loan portfolio at September 30, 2024 totaled $2.64 billion, or 65% of our total loan portfolio, of which $447.5 million, or 11%, included loans collateralized by properties in New York with units subject to some percentage of rent regulation. The table below sets forth details about our multifamily loan portfolio in New York (dollars in thousands).

% Rent Regulated	Balance	% Portfolio Total NY Multifamily Portfolio	Average Balance	Largest Loan	LTV*	Debt Service Coverage Ratio (DSCR)*	30-89 Days Delinquent	Non-Accrual	Special Mention	Substandard
0	$286,728	39.1%	$1,166	$16,603	51.0%	1.57x	$1,709	$534	$782	$874
>0-10	4,745	0.7	1,582	2,128	51.4	1.46	—	—	—	—
>10-20	18,681	2.5	1,437	2,865	49.2	1.59	—	—	—	—
>20-30	19,585	2.7	2,176	5,512	54.1	1.64	—	—	—	—
>30-40	15,183	2.1	1,265	3,088	48.3	1.63	—	—	—	—
>40-50	22,208	3.0	1,306	2,740	48.2	1.84	—	—	—	—
>50-60	9,452	1.3	1,575	2,341	39.9	2.03	—	—	—	—
>60-70	19,201	2.6	3,200	11,339	53.0	1.46	—	—	—	—
>70-80	22,405	3.1	2,489	4,914	48.0	1.53	—	—	—	—
>80-90	20,820	2.8	1,157	3,148	46.6	1.71	—	—	—	—
>90-100	295,256	40.1	1,779	16,909	52.6	1.65	—	2,117	1,204	4,482
Total	$734,264	100.0%	$1,454	$16,909	51.2%	1.62x	$1,709	$2,651	$1,986	$5,356
The table below sets forth our New York rent-regulated loans by county (dollars in thousands):

County	Balance	LTV*	DSCR*
Bronx	$118,400	51.7%	1.64x
Kings	191,745	51.5%	1.66
Nassau	2,176	36.2%	1.88
New York	49,871	47.3%	1.64
Queens	38,864	44.3%	1.81
Richmond	28,790	60.6%	1.64
Westchester	17,689	61.8%	1.37
Total	$447,535	51.4%	1.65x

* Weighted Average
None of the loans that are rent-regulated in New York are interest-only. During the remainder of 2024, one loan with an aggregate principal balance of $1.8 million will re-price.

Liquidity and Capital Resources
Liquidity. The objective of our liquidity management is to ensure the availability of sufficient funds to meet financial commitments and deposit withdrawals, to repay borrowings as they mature, and to fund new loans and investments as opportunities arise.
The Bank's primary sources of funds are deposits, principal and interest payments on loans and securities, borrowed funds, the proceeds from maturing securities and short-term investments, and to a lesser extent, proceeds from the sales of loans and securities, and wholesale borrowings. The scheduled amortization of loans and securities, as well as proceeds from borrowed funds, are predictable sources of funds. Other funding sources, however, such as deposit inflows and loan prepayments are greatly influenced by market interest rates, economic conditions, and competition. The Bank is a member of the Federal Home Loan Bank of New York (“FHLBNY”), which provides an additional source of short-term and long-term funding. The Bank also has short-term borrowing capabilities with the FRB. On March 12, 2023, the Board of Governors of the Federal Reserve System created the Bank Term Funding Program (“BTFP”), which aimed to enhance liquidity by allowing institutions to pledge certain securities at par value, and a pay a borrowing rate of ten basis points over the one-year overnight index swap rate. The BTFP was available to eligible U.S. federally insured depository institutions, with advances having a term of up to one year and no prepayment penalties. As of September 30, 2024, the Company had borrowed $300.0 million under the BTFP. The BTFP ceased making new advances on March 11, 2024. The Bank’s total short-term borrowed funds, excluding lease obligations, floating rate advances and an overnight line of credit, were $983 million at September 30, 2024, and had a weighted average interest rate of 3.92%. A total of $483.2 million of these borrowings will mature in less than one year. Short-term borrowed funds, excluding floating rate advances, were $853.1 million at December 31, 2023.

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

The Bank has the ability to obtain additional funding from the FHLBNY of approximately $1.27 billion utilizing unencumbered securities of $571.5 million, loans of $699.3 million, and encumbered securities of $93,000 at September 30, 2024. Additionally, the Bank has remaining borrowing capacity utilizing encumbered securities through the FRB Discount Window of $25.0 million. The Bank expects to have sufficient funds available to meet current commitments in the normal course of business.

The Company has a diversified deposit base, and government deposits are collateralized by assets or letters of credit issued by the FHLBNY. Estimated gross uninsured deposits at September 30, 2024 were $1.71 billion. This total includes fully collateralized uninsured governmental deposits and intercompany deposits of $859.3 million, leaving estimated net uninsured deposits of approximately $852.2 million, or 22.0%, of total deposits. At December 31, 2023, estimated net uninsured deposits totaled $869.9 million, or 22.4% of total deposits.

Northfield Bancorp, Inc. (standalone) is a separate legal entity from the Bank and must provide for its own liquidity to pay dividends, repurchase its stock, and for other corporate purposes. Northfield Bancorp, Inc.'s primary source of liquidity is dividend payments from the Bank. At September 30, 2024, Northfield Bancorp, Inc. (standalone) had liquid assets of $28.4 million.

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

At September 30, 2024, and December 31, 2023, as set forth in the following table, both Northfield Bank and Northfield Bancorp, Inc. exceeded all of the regulatory capital requirements to which they were subject at such dates.

	Northfield Bank	Northfield Bancorp, Inc.	For Capital Adequacy Purposes	For Well Capitalized Under Prompt Corrective Action Provisions
As of September 30, 2024:
CBLR	12.26%	12.03%	9.00%	9.00%
As of December 31, 2023:
CBLR	12.80%	12.58%	9.00%	9.00%
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
Commitments to fund unused lines of credit are agreements to lend additional funds to customers as long as there have been no violations of any of the conditions established in the agreements (original or restructured). Commitments to originate loans generally have a fixed expiration or other termination clauses, which may require payment of a fee. Since some of these loan commitments are expected to expire without being drawn upon, total commitments do not necessarily represent future cash requirements. At September 30, 2024, the reserve for commitments to fund unused lines of credit recorded in accrued expenses and other liabilities was $573,000.

For further information regarding our off-balance sheet arrangements and contractual obligations, see "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

Accounting Pronouncements Not Yet Adopted

ASU No. 2023-07. In November 2023, the FASB issued ASU No. 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures”. The amendments in this ASU require improved reportable segment information on an annual and interim basis, primarily through enhanced disclosures about significant segment expenses. This update will be effective for financial statements issued for fiscal years beginning after December 15, 2023, and interim periods for fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company operates one operating segment; therefore, we do not anticipate any impact to the consolidated financial statements.

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

The following tables set forth, as of September 30, 2024 and December 31, 2023, our calculation of the estimated changes in our NPV, NPV ratio, and percent change in net interest income that would result from the designated instantaneous and sustained changes in interest rates (dollars in thousands). Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments and deposit repricing characteristics, including decay rates, and correlations to movements in interest rates, and should not be relied on as indicative of actual results.

	At September 30, 2024
Change in Interest Rates (basis points)	Estimated Present Value of Assets	Estimated Present Value of Liabilities	Estimated NPV	Estimated Change In NPV	Estimated Change in NPV %	Estimated NPV/Present Value of Assets Ratio	Next 12 Months Net Interest Income Percent Change	Months 13-24 Net Interest Income Percent Change
+400	$5,120,762	$4,421,625	$699,137	$(67,431)	(8.80)%	13.65%	(13.17)%	1.77%
+300	5,212,181	4,497,772	714,409	(52,159)	(6.80)	13.71	(8.94)	2.01
+200	5,313,011	4,577,510	735,501	(31,067)	(4.05)	13.84	(4.32)	3.10
+100	5,414,456	4,661,226	753,230	(13,338)	(1.74)	13.91	(0.85)	2.88
—	5,515,951	4,749,383	766,568	—	—	13.90	—	—
(100)	5,629,284	4,831,372	797,912	31,344	4.09	14.17	1.39	(2.87)
(200)	5,736,088	4,917,944	818,144	51,576	6.73	14.26	1.59	(7.92)
(300)	5,849,428	5,009,372	840,056	73,488	9.59	14.36	2.59	(10.65)
(400)	6,031,620	5,114,810	916,810	150,242	19.60	15.20	2.07	(11.68)

	At December 31, 2023
Change in Interest Rates (basis points)	Estimated Present Value of Assets	Estimated Present Value of Liabilities	Estimated NPV	Estimated Change In NPV	Estimated Change in NPV %	Estimated NPV/Present Value of Assets Ratio	Next 12 Months Net Interest Income Percent Change	Months 13-24 Net Interest Income Percent Change
+400	$4,845,088	$4,222,267	$622,821	$(139,446)	(18.29)%	12.85%	(20.93)%	(5.16)%
+300	4,945,428	4,292,831	652,597	(109,670)	(14.39)	13.20	(15.79)	(4.31)
+200	5,060,164	4,366,834	693,330	(68,937)	(9.04)	13.70	(9.91)	(1.91)
+100	5,174,386	4,444,681	729,705	(32,562)	(4.27)	14.10	(4.52)	(0.49)
—	5,289,153	4,526,886	762,267	—	—	14.41	—	—
(100)	5,410,037	4,618,015	792,022	29,755	3.90	14.64	2.73	(1.32)
(200)	5,531,944	4,714,497	817,447	55,180	7.24	14.78	4.51	(4.34)
(300)	5,653,051	4,818,672	834,379	72,112	9.46	14.76	4.39	(9.12)
(400)	5,815,435	4,954,580	860,855	98,588	12.93	14.80	4.19	(9.12)
At September 30, 2024, in the event of a 400 basis point decrease in interest rates, we would experience an 19.60% increase in estimated net portfolio value, a 2.07% increase in net interest income in year one, and a 11.68% decrease in net interest income in year two. In the event of a 400 basis point increase in interest rates, we would experience a 8.80% decrease in estimated net portfolio value, a 13.17% decrease in net interest income in year one and an 1.77% increase in net interest income in year two. Our policies provide that, in the event of a 200 basis point decrease or less in interest rates, our net present value ratio should decrease by no more than 300 basis points and 10%, and in the event of a 400 basis point increase or less, our net present value should decrease by no more than 475 basis points and 35%. In the event of a 200 basis point decrease or less, our projected net interest income should decrease by no more than 10% in year one and 20% in year two, and in the event of a 400 basis point increase or less, our projected net interest income should decrease by no more than 39% in year one and 26% in year two. At September 30, 2024 and December 31, 2023, we were in compliance with all Board-approved policies with respect to interest rate risk management.
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

ITEM 4.    CONTROLS AND PROCEDURES
An evaluation was performed under the supervision and with the participation of the Company’s management, including the President and Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of September 30, 2024. Based on that evaluation, the Company’s management, including the President and Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

During the three months ended September 30, 2024, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

ITEM 1.     LEGAL PROCEEDINGS
The Company and subsidiaries are subject to various legal actions arising in the normal course of business.  In the opinion of management, the resolution of these legal actions is not expected to have a material adverse effect on the Company’s consolidated financial condition or results of operations.

ITEM 1A.  RISK FACTORS

During the quarter ended September 30, 2024, there have been no material changes to the risk factors as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, as filed with the Securities and Exchange Commission, except as previously disclosed in our other filings with the Securities and Exchange Commission.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES
(a)Unregistered Sale of Equity Securities. There were no sales of unregistered securities during the period covered by this report.
(b)Use of Proceeds. Not applicable.
(c)Repurchases of Our Equity Securities.
On April 24, 2024, the Board of Directors of the Company approved a $5.0 million stock repurchase program which was completed in May 2024, and on June 14, 2024, the Board of Directors of the Company approved a new $10.0 million stock repurchase program which was completed in August 2024. The programs permit the Company's shares of common stock to be repurchased in open market or private transactions, through block trades, and pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities and Exchange Commission. The timing of the repurchases depends on certain factors, including but not limited to, market conditions and prices, the Company’s liquidity and capital requirements, and alternative uses of capital. Any repurchased shares are held as treasury stock and available for general corporate purposes. The repurchases can be suspended, terminated or modified at any time for any reason, including market conditions, the cost of repurchasing shares, the availability of alternative investment opportunities, liquidity, and other factors deemed appropriate.

The following table reports information regarding purchases of the Company’s common stock during the three months ended September 30, 2024.

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (in thousands)
July 1, 2024 to July 31, 2024	280,759	$11.18	280,759	$3,191
August 1, 2024 to August 31, 2024	279,924	11.40	279,924	—
September 1, 2024 to September 30, 2024	—	—	—	—
Total	560,683	11.29	560,683

(1) Average price paid does not reflect excise tax paid on share repurchases
In addition to the repurchases disclosed above, participants in the Company's stock-based incentive plans may have shares withheld to cover income taxes upon the vesting of restricted stock awards. Shares withheld to cover income taxes upon the vesting of restricted stock awards are repurchased pursuant to the terms of the applicable plan and not under the Company's stock repurchase program. Shares repurchased pursuant to these plans during the three months ended three months ended September 30, 2024 were as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share
July 1, 2024 to July 31, 2024	—	$—
August 1, 2024 to August 31, 2024	738	12.03
September 1, 2024 to September 30, 2024	—	—
Total	738	12.03

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES
    None.

ITEM 4.     MINE SAFETY DISCLOSURES
    Not applicable.

ITEM 5.     OTHER INFORMATION
    During the three months ended September 30, 2024, no directors or executive officers of the Company adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) and/or any “Rule 10b5-1 trading arrangement.”

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

101.INS	XBRL (Extensible Business Reporting Language) Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover page information from the Company's Quarterly Report on Form 10-Q filed November 12, 2024, formatted in Inline XBRL.

(1) Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTHFIELD BANCORP, INC.
(Registrant)

Date: November 12, 2024

/s/ Steven M. Klein
Steven M. Klein
Chairman, President and Chief Executive Officer

/s/ William R. Jacobs
William R. Jacobs
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)