Form 10-K
period 2024-12-31
Northfield Bancorp, Inc.
filed 2025-03-03
CIK 1493225

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.    ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐  No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, computed by reference to price at which the common equity was last sold on June 30, 2024 was $376.0 million.
As of February 28, 2025, there were 43,116,424 outstanding shares of the registrant’s common stock.
DOCUMENTS INCORPORATED BY REFERENCE
Certain portions of the registrant’s Definitive Proxy Statement for the 2025 Annual Meeting of the Stockholders to be held May 28, 2025, will be incorporated by reference in Part III. The registrant's 2025 Definitive Proxy Statement will be filed within 120 days of December 31, 2024.

NORTHFIELD BANCORP, INC.

ANNUAL REPORT ON FORM 10-K

PART I

ITEM 1. BUSINESS
Forward-Looking Statements
This Annual Report may contain certain “forward-looking statements,” which can be identified by the use of such words as “estimate,” “project,” “believe,” “intend,” “anticipate,” “plan,” “seek,” “expect,” “could,” “may,” “should,” “will,” and words of similar meaning. These forward-looking statements include, but are not limited to:
•statements of our goals, intentions, and expectations;
•statements regarding our business plans, prospects, growth and operating strategies;
•statements regarding the quality of our loan, investment and deposit portfolios;
•statements about our performance, financial condition and liquidity; and
•estimates of our risks and future costs and benefits.
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
The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:
•general economic conditions, internationally, nationally, or in our market areas, including inflationary and/or recessionary pressures, employment prospects, fluctuations in real estate values, military conflict, geopolitical risks, and downgrades of the U.S. credit rating;
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
•the imposition of tariffs or other domestic or international governmental policies;
•changes in the quality and/or composition of our loan and securities portfolios, changes in prepayment speeds, charge-offs and changes in the estimates or methodology used to determine our allowance for credit losses;
•changes in the size and composition of our deposit portfolio and the percentage of uninsured deposits in the portfolio;
•our ability to manage our liquidity, including unanticipated changes in our liquidity position, changes in our access to or the cost of funding and our ability to secure alternate funding sources;
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
•a potential government shutdown;
•the ability of third-party providers to perform their obligations to us;
•the effects of natural or man-made disasters, climate change, severe weather conditions, or other extra ordinary events beyond our control, and our ability to effectively respond to and manage these disruptions;
•changes in our ability to continue to pay dividends, either at current rates or at all;
•operational or risk management failures by us or critical third parties;

•increased operational risks resulting from remote work;
•negative outcomes from claims or litigation;
•our ability to manage our reputation risks;
•our ability to timely and effectively implement our strategic initiatives;
•the disruption to local, regional, national and global economic activity caused by the spread of infectious disease, epidemics, pandemics, or other extraordinary events that are beyond our control could impact our growth, operations, earnings and asset quality;
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
Northfield Bancorp, Inc.
Northfield Bancorp, Inc., a Delaware corporation (“Northfield Bancorp” or the “Company”), was organized in 2010 and is the holding company for Northfield Bank (the “Bank”). Northfield Bancorp uses the support staff and offices of the Bank and reimburses Northfield Bank for these services. If Northfield Bancorp expands or changes its business in the future, it may hire its own employees. In the future, we may pursue other business activities, including mergers and acquisitions, investment alternatives and diversification of operations.
Northfield Bancorp is subject to comprehensive regulation and examination by the Board of Governors of the Federal Reserve System.
Northfield Bancorp’s main office is located at 581 Main Street, Suite 810, Woodbridge, New Jersey 07095, and its telephone number at this address is (732) 499-7200. The Company's filings with the SEC, including copies of annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to these filings, if any, are available, free of charge, as soon as practicable after they are filed with the SEC under the Investor Relations section of the Company's website, www.eNorthfield.com and on the SEC website, www.sec.gov. Information on these websites is not and should not be considered to be a part of this Annual Report on Form 10-K.
Northfield Bank
Northfield Bank was organized in 1887 and is a federally chartered savings bank. Northfield Bank conducts business from its operations center located in Woodbridge, New Jersey, its home office located at a branch in Staten Island, New York, and its 36 additional branch offices located in Staten Island, Brooklyn, and the New Jersey counties of Hunterdon, Mercer, Middlesex, and Union. Northfield Bank also offers select loan and deposit products through the internet.
Northfield Bank’s principal business consists of originating multifamily and commercial real estate loans, construction and land loans, commercial and industrial loans, and home equity loans and lines of credit. From time to time Northfield Bank will also purchase loan participations and pools of loans. Northfield Bank also purchases investment securities, including mortgage-backed securities and corporate bonds, and, to a lesser extent, deposit funds in other financial institutions, including the Federal Reserve Bank of New York (or the “Federal Reserve Bank”) and the Federal Home Loan Bank (“FHLB”) of New York (“FHLBNY”). Northfield Bank offers a variety of deposit accounts, including certificates of deposit, passbook, statement, money market savings and transaction deposit accounts, which are Northfield Bank’s primary source of funds for its lending and investing activities. Northfield Bank also borrows funds, principally through FHLBNY advances and repurchase agreements with brokers. Northfield Bank owns 100% of NSB Services Corp., which, in turn, owns 100% of the voting common stock of a real estate investment trust, NSB Realty Trust, which holds primarily mortgage loans.
Northfield Bank is subject to comprehensive regulation and examination by the Office of the Comptroller of the Currency (the “OCC”).
Northfield Bank’s main office is located at 4142 Hylan Boulevard, Staten Island, New York 10308, and its telephone number at this address is (718) 448-1000. Its website address is www.eNorthfield.com. Information on this website is not and should not be considered to be a part of this Annual Report on Form 10-K.

Market Area and Competition
Northfield Bank has been in business since 1887, offering a variety of financial products and services to meet the needs of the communities we serve. Our commercial and retail banking network consists of multiple delivery channels, including full-service banking offices, automated teller machines and telephone and internet banking capabilities, mobile banking and remote deposit capture. In addition, Northfield Bank offers ACH and wire transfers, cash management, positive pay, and remote deposit capture services for our commercial customers. We consider our competitive products and pricing, branch network, customer service, local decision making and financial position, as our major strengths in attracting and retaining customers in our market areas.
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
Our deposit sources are primarily concentrated in the communities surrounding our branch offices in Richmond (Staten Island) and Kings (Brooklyn) counties in New York, and Hunterdon, Mercer, Middlesex and Union counties in New Jersey. As of June 30, 2024 (the latest date for which information is publicly available), we ranked sixth in deposit market share out of 15 institutions for Federal Deposit Insurance Corporation (the “FDIC”) insured institutions in Staten Island, New York with a 9.74% market share. As of that date, we ranked 17th in deposit market share out of 39 institutions with a 0.56% deposit market share in Brooklyn, New York, and we ranked 12th in deposit market share out of 50 financial institutions with a deposit market share of 1.76% in Hunterdon, Mercer, Middlesex and Union counties in New Jersey.
The following table sets forth the unemployment rates for the communities we serve and the national average for the last five years, as published by the U.S. Bureau of Labor Statistics:

	Unemployment Rate at December 31,
	2024	2023	2022	2021	2020
Hunterdon County, NJ	3.2%	3.5%	2.3%	3.5%	5.5%
Middlesex County, NJ	3.9	4.1	2.7	4.3	6.6
Mercer County, NJ	3.7	3.7	2.5	3.8	6.0
Union County, NJ	4.5	4.7	3.3	5.3	7.8
Richmond County, NY	4.6	4.6	5.0	7.1	9.4
Kings County, NY	5.5	5.4	5.5	8.1	11.3
National Average	4.1	3.7	3.5	3.9	6.7

The following table sets forth median household income at December 31, 2024 and 2023, for the communities we serve and the national average, as published by the U.S. Census Bureau:

	Median Household Income
	at December 31,
	2024	2023
Hunterdon County, NJ	$129,123	$125,099
Middlesex County, NJ	106,162	103,610
Mercer County, NJ	92,531	91,384
Union County, NJ	96,357	89,136
Richmond County, NY	92,376	99,447
Kings County, NY	74,085	73,542
National Average	75,874	73,503

Lending Activities
Our principal lending activity was historically the origination of multifamily real estate loans, but is now the origination of commercial and industrial and owner-occupied commercial real estate loans, and, to a lesser extent, multifamily and other commercial real estate loans (typically on office, retail, and industrial properties), in New York, New Jersey, and eastern Pennsylvania. We also originate one-to-four family residential real estate loans (non-owner occupied investment properties), construction and land loans, and home equity loans and lines of credit.
Loan Originations, Purchases and Sales, Participations, and Servicing. All loans we originate are underwritten pursuant to our policies and procedures or are approved as exceptions to our policies and procedures. Our ability to originate fixed- or adjustable-rate loans is dependent on the relative demand for such loans, which is affected by various factors, including current and anticipated future market interest rates. Our home equity loans and lines of credit typically are generated through digital and social media advertising, referrals from branch personnel, direct mail advertisements and online applications through our website. A significant portion of our multifamily real estate loans and other commercial real estate loans are generated with the use of third-party loan brokers. Our commercial and industrial loans typically are generated through our loan and business development officers and referrals from accountants and other professional contacts. We typically retain in our portfolio all loans we originate and generally only sell non-performing loans, the Small Business Administration (“SBA”) guaranteed portion of loans and one-to-four family residential loans. We also offer interest rate swap contracts to qualified commercial borrowers.
From time-to-time, we may sell or purchase participation interests in individual loans (in addition to loans we acquire in assisted transactions, mergers or acquisitions, and pool purchases). We underwrite our participation interest in the loans that we purchase according to our underwriting criteria and procedures. At December 31, 2024, we had $61.0 million of loan participations that we purchased (where we are not the primary lender). Additionally, there were $103.2 million of loan participations that we sold (where we are the primary lender). All loan participations are secured by real estate and adhere to our loan policies. At December 31, 2024, all participation loans were performing in accordance with their terms.
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
In underwriting a loan secured by real property, we require an appraisal of the property by an independent licensed or certified appraiser approved by our Board of Directors. For commercial real estate loans of $500,000 or less, we generally obtain an evaluation from an independent firm. The appraisals and evaluations of multifamily and other commercial real estate properties are also reviewed by an independent appraisal management firm. We, along with the assistance of a third-party inspector, review and inspect properties before disbursement of funds during the term of a construction loan. Generally, management obtains updated appraisals when a loan is deemed impaired. These appraisals may be more limited than those prepared for the underwriting of a new loan. In addition, when we acquire other real estate owned, we generally obtain a current appraisal to substantiate the net carrying value of the asset.
The Board of Directors maintains a Loan Committee consisting of bank directors to: periodically review and recommend for approval our policies related to lending as prepared by management; approve or reject loan applicants meeting certain criteria; and monitor loan quality, including concentrations and certain other aspects of our lending functions, as applicable. Certain Northfield Bank officers, at levels beginning with vice president, have individual lending authority that is approved by the Board of Directors.

Loan Portfolio Composition. The following table sets forth the composition of our loan portfolio, by type of loan, at the dates indicated.

	At December 31,
	2024		2023		2022
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Total loans:
Real estate loans:
Multifamily	$2,597,484	64.59%	$2,750,996	65.44%	$2,824,579	66.56%
Commercial mortgage	889,801	22.12	929,595	22.11	899,249	21.19
One-to-four family residential	150,217	3.73	160,824	3.83	173,946	4.10
Home equity and lines of credit	174,062	4.33	163,520	3.89	152,555	3.59
Construction and land	35,897	0.89	30,967	0.74	24,932	0.59
Commercial and industrial loans	163,425	4.06	155,268	3.69	154,700	3.65
Other loans	2,165	0.05	2,585	0.06	2,230	0.05
Total loans originated	4,013,051	99.77	4,193,755	99.76	4,232,191	99.73
Purchased credit-deteriorated (“PCD”) loans	9,173	0.23	9,899	0.24	11,502	0.27
Total loans	$4,022,224	100.00%	$4,203,654	100.00%	$4,243,693	100.00%
Other items:
Allowance for credit losses	(35,183)		(37,535)		(42,617)
Net loans held-for-investment	$3,987,041		$4,166,119		$4,201,076

Loan Portfolio Maturities. The following tables summarize the scheduled repayments of our loan portfolio and weighted average contractual rate by loan type at December 31, 2024. Demand loans (loans having no stated repayment schedule or maturity) and overdraft loans are reported as being due in the year ending December 31, 2025. Maturities are based on the final contractual payment date and do not reflect the effect of prepayments, repricing and scheduled principal amortization.

	Loans Held-For-Investment
	Multifamily		Commercial Real Estate		One-to-Four Family Residential		Home Equity and Lines of Credit
	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in thousands)
Due
One year or less	$6,432	4.86%	$11,962	5.80%	$1,212	6.30%	$519	6.59%
After one year through five years	33,141	5.98%	75,537	6.02%	5,176	5.26%	7,435	5.11%
After five years through fifteen years	98,541	4.66%	186,184	5.65%	24,315	5.40%	49,549	5.01%
After fifteen years	2,459,370	3.89%	616,118	4.78%	119,514	5.08%	116,559	6.70%
Total	$2,597,484	3.95%	$889,801	5.08%	$150,217	5.15%	$174,062	6.15%

	Construction and Land		Commercial and Industrial		Other		PCD
	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount (1)	Weighted Average Rate	Amount	Weighted Average Rate (2)
	(Dollars in thousands)
Due
One year or less	$15,106	7.60%	$59,446	8.45%	$2,160	0.33%	$1,733	19.36%
After one year through five years	14,892	7.06%	73,421	7.81%	5	6.53%	1,817	11.86%
After five years through fifteen years	3,231	3.84%	26,096	5.77%	—	—%	5,400	14.82%
After fifteen years	2,668	4.20%	4,462	5.02%	—	—%	223	4.75%
Total	$35,897	6.78%	$163,425	7.64%	$2,165	0.34%	$9,173	14.85%

(1) Other loans of $2.2 million due within one year includes $1.9 million of negative escrow and $155,000 of overdraft adjustments.
(2) Represents estimated accretable yield.

	Total Loans
	Amount	Weighted Average Rate

Due
One year or less	$98,570	7.74%
After one year through five years	211,424	6.71%
After five years through fifteen years	393,316	5.42%
After fifteen years	3,318,914	4.20%
Total	$4,022,224	4.54%

The following table summarizes fixed and adjustable-rate loans at December 31, 2024, that are contractually due after December 31, 2025:

	Due After December 31, 2025
	Fixed Rate	Adjustable Rate	Total
	(Dollars in thousands)
Real estate loans:
Multifamily	$58,885	$2,532,167	$2,591,052
Commercial	34,517	843,322	877,839
One-to-four family residential	70,257	78,748	149,005
Construction and land	—	20,791	20,791
Home equity and lines of credit	93,704	79,839	173,543
Commercial and industrial loans	52,168	51,811	103,979
Other loans	5	—	5
PCD loans	2,970	4,470	7,440
Total loans	$312,506	$3,611,148	$3,923,654
At December 31, 2024, the Company had $3.32 billion in loans due to mature in 2040 and beyond, of which $98.0 million, or 2.96%, are fixed-rate loans.
Multifamily Real Estate Loans. Loans secured by multifamily properties totaled approximately $2.60 billion, or 64.6% of our total loan portfolio, at December 31, 2024. We include in this category properties having more than four residential units and a business or businesses where the majority of space is utilized for residential purposes, which we refer to as mixed-use. At December 31, 2024, we had 1,144 multifamily real estate loans, with an average loan balance of approximately $2.3 million, although there are a large number of loans with balances substantially greater than this average. At December 31, 2024, our largest multifamily real estate loan had a principal balance of $29.8 million, was secured by a garden-style apartment complex located in Essex County, New Jersey, and was performing in accordance with its original contractual terms. Substantially all of our multifamily real estate loans are secured by properties located in our primary market areas and eastern Pennsylvania.
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
In underwriting multifamily real estate loans, we consider a number of factors, including the ratio of the projected net cash flows to the loan’s debt service requirement (generally requiring a minimum ratio of 120%, computed after deduction for a vacancy factor and property expenses we deem appropriate), the age and condition of the collateral, the financial resources and income of the sponsor, and the sponsor’s experience in owning or managing similar properties. Multifamily real estate loans generally are originated in amounts up to the lesser of 75% of the appraised value or the purchase price of the property securing the loan. Although a significant portion of our multifamily real estate loans are referred to us by third-party loan brokers, we underwrite all multifamily real estate loans in accordance with our underwriting standards. Due to competitor considerations, as is customary in our marketplace, we typically do not obtain personal guarantees of the principals on multifamily real estate loans, except when warranted.
In 2019, the New York State legislature passed the Housing Stability and Tenant Protection Act, impacting approximately 1,000,000 rent-regulated apartment units. Among other things, the legislation: (i) curtails rent increases from material capital improvements and individual apartment improvements; (ii) all but eliminates the ability for apartments to exit rent regulation; (iii) does away with vacancy decontrol and high-income deregulation; and (iv) repealed the 20% vacancy bonus. At December 31, 2024, the Company has approximately $437.7 million in multifamily loans in New York with tenants that have some form of rent stabilization or rent control.

The following table summarizes our variable-interest multifamily loans by year of repricing (excluding PCD loans) at December 31, 2024:

	Amount	Weighted Average Rate
	(Dollars in thousands)
One year or less	$287,755	3.65%
After one year through five years	2,052,449	3.96%
After five years through ten years	189,737	4.17%
After ten years	2,226	3.55%
	$2,532,167	3.94%
Commercial Real Estate Loans. Commercial real estate loans (other than multifamily real estate loans) totaled $889.8 million, or 22.1% of our loan portfolio, as of December 31, 2024. At December 31, 2024, our commercial real estate loan portfolio consisted of 663 loans with an average loan balance of approximately $1.3 million, although there are a large number of loans with balances substantially greater than this average. At December 31, 2024, our largest commercial real estate loan had a principal balance of $89.1 million (net active principal balance of $29.7 million as we have a 33.3% participation interest), was secured by an office facility located in Staten Island, New York, and was performing in accordance with its original contractual terms. Substantially all of our commercial real estate loans are secured by properties located in our primary market areas.
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
The following table summarizes commercial mortgage real estate loans by property type and owner-occupied and non-owner occupied status as a percentage of the total commercial mortgage real estate portfolio as of December 31, 2024:

	December 31, 2024
	Concentration by Property Type		Percentage of Total
	Amount	Percent	Owner-Occupied	Non-Owner Occupied
Office buildings	$184,020	20.7%	8.6%	12.1%
Mixed use (majority of space is non-residential)	163,919	18.4	2.7	15.7
Retail	141,967	16.0	2.4	13.6
Warehousing	117,666	13.2	11.7	1.5
Manufacturing	65,182	7.3	5.0	2.3
Healthcare facilities	59,285	6.7	5.3	1.4
Accommodations (hotel/motel)	44,237	5.0	—	5.0
Services	38,059	4.3	2.7	1.6
Schools/daycare	12,689	1.4	1.1	0.3
Recreational	8,682	1.0	0.9	0.1
Restaurants	8,397	0.9	0.2	0.7
Other	45,698	5.1	2.4	2.7
	$889,801	100.0%	43.0%	57.0%

The Company obtains an appraisal of the real estate securing a commercial real estate loan prior to originating the loan. The appraised value is used to calculate the ratio of the outstanding loan balance to the value of the real estate collateral, or loan-to-value ratio (“LTV”). The original appraisal is used to monitor the LTVs within the commercial real estate portfolio unless an updated appraisal is received, which may happen for a variety of reasons, including but not limited to payment delinquency, additional loan requests using the same collateral, and loan modifications.
The following table presents the ranges in the LTVs of our commercial mortgage loans at December 31, 2024:

LTV Range %	Number of Loans	Amount
		(Dollars in thousands)
0 - 25	184	$67,833
>25 - 50	253	310,095
>50 - 60	107	212,171
>60 - 70	93	257,973
>70 - 80	22	39,419
>80 - 90	2	2,128
>90	2	182
Total commercial real estate loans	663	$889,801
The following table summarizes the commercial real estate portfolio by geographic region in which the loans were originated as a percentage of total commercial real estate loans as of December 31, 2024:

Geographic Region	Amount	Percent
	(Dollars in thousands)
New York	$479,476	54%
New Jersey	388,913	44%
Pennsylvania and Other	21,412	2%
Total commercial real estate loans	$889,801	100%
New York City Local Law 97 (“Local Law 97”) became effective on November 15, 2019. The law sets limits on the greenhouse gas emissions of both newly built and existing covered buildings. The law, which went into effect at the beginning of 2024, applies to both commercial and residential buildings over 25,000 square feet (or two more buildings on the same tax lot or governed by the same board of managers that together exceed 50,000 square feet). The buildings covered by Local Law 97 will be required to file a report with the Department of Buildings by May 1, 2025 detailing their annual greenhouse gas emissions and then by May 1 of every year thereafter. Starting in 2025, an owner of a covered building who submits a report indicating that their building exceeded its annual building emissions limit will be liable for a civil penalty. Based on management’s assessment of our loan portfolio as of December 31, 2024, we believe that 34 loans will be considered covered buildings and will be affected by the ruling regarding Local Law 97 during the first stage of implementation. At December 31, 2024, the LTV ratio of these 34 loans was 79.6%, and the average LTV ratio was 54.8%. These loans had an aggregate book balance of $112.8 million and were all performing in accordance with their original contractual terms at that date.
Construction and Land Loans. At December 31, 2024, construction and land loans totaled $35.9 million, or 0.9% of total loans receivable, and the additional unadvanced portion of these construction loans totaled $9.3 million. At December 31, 2024, we had 21 construction and land loans with an average balance of approximately $1.7 million. Our largest construction and land loan had a principal balance of $12.2 million, and is secured by a proposed three-story, 72-unit apartment building in Staten Island, New York. At December 31, 2024, this loan was performing in accordance with its original contractual terms.
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

Construction and land loans generally carry higher interest rates and have shorter terms than multifamily and commercial real estate loans. Construction and land loans have greater credit risk than long-term financing on improved, income-producing real estate. Risk of loss on a construction loan depends largely upon the accuracy of the initial estimate of the project at completion of construction as compared to the estimated cost (including interest) of construction and other assumptions. If the estimate of construction costs is inaccurate, we may decide to advance additional funds beyond the amount originally committed in order to protect our security interest in the underlying property. However, if the estimated value of the completed project is inaccurate, the borrower may hold real estate with a value that is insufficient to assure full repayment of the construction loan upon its sale. In the event we make a land acquisition loan on real estate that is not yet approved for the planned development, there is a risk that approvals will not be granted or will be delayed. Construction loans also expose us to a risk that improvements will not be completed on time in accordance with specifications and projected costs. In addition, the ultimate sale or rental of the project may not occur as anticipated and the market value of collateral, when completed, may be less than the outstanding loans and there may be no permanent financing available upon completion. Substantially all of our construction and land loans are secured by real estate located in our primary market areas.
Commercial and Industrial Loans. At December 31, 2024, commercial and industrial loans totaled $163.4 million, or 4.1% of the total loan portfolio, and the additional unadvanced portion of these commercial and industrial loans totaled $81.2 million. As of December 31, 2024, we had 844 commercial and industrial loans with an average loan balance of approximately $194,000, although we originate these types of loans in amounts substantially greater than this average. At December 31, 2024, our largest commercial and industrial loan had a principal balance of $8.7 million, and was performing in accordance with its original contractual terms.
Our term commercial and industrial loans typically amortize over five to seven years with interest rates that are primarily indexed to various FHLB rates, and to a lesser extent, the Prime Rate. Margins generally range from zero to 300 basis points above the index rate. We also originate, to a lesser extent, 10-year fixed-rate, fully amortizing loans. In general, our commercial and industrial loans have interest rate floors equal to the interest rate on the date the loan is originated and have prepayment penalties.
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
Within our commercial and industrial loan portfolio, we offer unsecured small business loans primarily underwritten utilizing a third-party loan scoring system designed to assess the credit risk of small businesses. These loans include fixed-rate term loans with typical maturities of up to seven years and revolving floating-rate working capital lines of credit reviewed annually. Maximum loan amounts within this loan segment are limited to the lesser of a percentage of a business’s revenue or $100,000 (previously $250,000) and require the full personal guarantees of the business owners. Unsecured small business loans totaled $28.9 million and $37.4 million at December 31, 2024 and 2023, respectively.
The Bank also underwrites SBA guaranteed loans and guaranteed or assisted loans through various state, county and municipal programs.
One-to-Four Family Residential Real Estate Loans. At December 31, 2024, we had 305 one-to-four family residential real estate loans outstanding with an aggregate balance of $150.2 million, or 3.7% of our total loan portfolio. As of December 31, 2024, the average balance of one-to-four family residential real estate loans was approximately $476,000, although we have originated these types of loan in amounts substantially greater than this average. At December 31, 2024, our largest loan of this type (excluding purchased loan pools, discussed below) had a principal balance of $5.1 million and was collateralized by 42 condominiums within a complex in Union County, New Jersey. The loan was performing in accordance with its original contractual terms. We have established a one-to-four family residential mortgage lending program to originate retail first mortgage loans. These mortgages will be either held-for-investment or held-for-sale and sold in the secondary market.

Historically, we have not offered “interest-only” mortgage loans on one-to-four family residential real estate properties, where the borrower pays interest for an initial period, after which the loan converts to a fully amortizing loan. However, since 2014 we have purchased pools of one-to-four family residential real estate loans which included interest-only mortgage loans and had $13.4 million of such loans at December 31, 2024. We also historically have not offered loans that provide for negative amortization of principal, such as “Option ARM” loans, where the borrower can pay less than the interest owed on the loan, resulting in an increased principal balance during the life of the loan.
Home Equity Loans and Lines of Credit. At December 31, 2024, we had 2,484 home equity loans and lines of credit with an aggregate outstanding balance of $174.1 million, or 4.3% of our total loan portfolio. Of this total, outstanding home equity loans totaled $89.8 million, or 2.2% of our total loan portfolio and home equity lines of credit totaled $79.8 million, or 2.0% of our total loan portfolio. At December 31, 2024, the average home equity loan and line of credit balance was approximately $70,000 although we originate these types of loans in amounts substantially greater than this average. At December 31, 2024, our largest home equity line of credit had an outstanding balance of approximately $2.0 million. This loan was performing in accordance with its original contractual terms. At December 31, 2024, our largest outstanding home equity loan was $1.7 million and was performing in accordance with its original contractual terms.
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
At December 31, 2024, PCD loans consisted of approximately 9% one-to-four family residential loans, 25% commercial real estate loans, 55% commercial and industrial loans, and 11% in home equity loans. At December 31, 2023, PCD loans consisted of approximately 7% one-to-four family residential loans, 25% commercial real estate loans, 57% commercial and industrial loans, and 11% in home equity loans. At December 31, 2022, PCD loans consisted of approximately 9% one-to-four family residential loans, 28% commercial real estate loans, 53% commercial and industrial loans, and 10% in home equity loans.
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
Prior to the adoption of ASU 2022-02, a TDR occurred when the terms of a loan were modified because of deterioration in the financial condition of the borrower. Modifications could include extension of the repayment terms of the loan, reduced interest rates, or forgiveness of accrued interest and/or principal. We recorded an impairment loss associated with a TDR, if any, based on the present value of expected future cash flows discounted at the original loan’s effective interest rate or the underlying collateral value, less estimated cost to sell, if the loan is collateral dependent. Once an obligation had been restructured because of credit problems, it continued to be considered restructured until paid in full or, if the obligation yielded a market rate (a rate equal to or greater than the rate we were willing to accept at the time of the restructuring for a new loan with comparable risk), until the year after which the restructuring takes place, provided the borrower had performed under the modified terms for a consecutive six-month period. Since adoption of ASU 2022-02, the Company has ceased to recognize or measure for new TDRs but those existing at January 1, 2023 remain until settled.

Non-Performing and Restructured Loans (excluding PCD). The table below sets forth the amounts and categories of our non-performing assets at the dates indicated.

	At December 31,
	2024	2023	2022
	(Dollars in thousands)
Non-accrual loans held-for-investment:
Real estate loans:
Commercial real estate loans	$4,578	$6,491	$5,184
One-to-four family residential	—	104	118
Multifamily	2,609	2,709	3,285
Home equity and lines of credit	1,270	499	262
Commercial and industrial loans	5,807	305	964
Other	—	7	—
Total non-accrual loans held-for-investment	14,264	10,115	9,813
Loans delinquent 90 days or more and still accruing held-for-investment:
Real estate loans:
Commercial real estate loans	—	—	8
One-to-four family residential	882	406	155
Multifamily	164	201	233
Home equity and lines of credit	140	711	—
Other	—	—	5
Commercial and industrial loans	—	—	24
Total loans delinquent 90 days or more and still accruing	1,186	1,318	425
Non-performing loans held-for-sale
Commercial real estate loans	4,397	—	—
Commercial and industrial loans	500	—	—
Total non-performing loans held-for-sale	4,897	—	—
Total non-performing loans held-for-investment	20,347	11,433	10,238
Total non-performing assets	$20,347	$11,433	$10,238
Ratios:
Non-performing loans to total loans (1)	0.51%	0.27%	0.24%
Non-accrual loans held-for-investment to total loans held-for-investment, net	0.35%	0.24%	0.23%
Non-performing assets to total assets	0.36%	0.20%	0.18%
Total assets	$5,666,378	$5,598,396	$5,601,293
Loans held-for-investment, net	$4,022,224	$4,203,654	$4,243,693

(1) Includes non-performing loans transferred to held-for-sale.

At December 31, 2024, 2.1% of PCD loans were past due 30 to 89 days, and 24.9% were past due 90 days or more. At December 31, 2023, 2.9% of PCD loans were past due 30 to 89 days, and 27.1% were past due 90 days or more. At December 31, 2022, 6.8% of PCD loans were past due 30 to 89 days, and 23.0% were past due 90 days or more.

The following table sets forth the property types collateralizing non-accrual commercial real estate loans held-for investment at December 31, 2024:

	At December 31, 2024
	Amount	Percent
	(Dollars in thousands)
Services	$2,737	59.8%
Restaurant	1,618	35.3
Retail	64	1.4
Mixed use	58	1.3
Other	101	2.2
Total	$4,578	100.0%
Other Real Estate Owned. Real estate acquired by us as a result of foreclosure or by deed in lieu of foreclosure is classified as other real estate owned. On the date the property is acquired, it is recorded at the lower of cost or estimated fair value, establishing a new cost basis. Estimated fair value generally represents the sale price a buyer would be willing to pay on the basis of current market conditions, less the estimated costs to sell the property. Holding costs and declines in estimated fair value result in charges to expense after acquisition. At December 31, 2024 and 2023, the Company had no real estate owned acquired through foreclosure.
Potential Problem Loans and Classification of Assets. Our policies, consistent with regulatory guidelines, provide for the classification of loans and other assets that are considered to be of lesser quality as substandard, doubtful, or loss assets. An asset is classified substandard if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Substandard assets include those assets characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected. Assets classified as doubtful have all of the weaknesses inherent in those classified substandard with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable. Assets (or portions of assets) classified as loss are those considered uncollectible and of such little value that their continuance as assets is not warranted. Assets that do not expose us to risk sufficient to warrant classification in one of the aforementioned categories, but which possess potential weaknesses that deserve our close attention, are designated as special mention. At December 31, 2024, classified assets, excluding loans on non-accrual status, consisted of substandard assets of $14.9 million and no doubtful or loss assets. At December 31, 2024, we also had $17.0 million of assets designated as special mention. At December 31, 2023, classified assets, excluding loans on non-accrual status, consisted of substandard assets of $29.3 million and no doubtful or loss assets.  At December 31, 2023, we also had $14.9 million of assets designated as special mention. The decrease in substandard assets at December 31, 2024, as compared to December 31, 2023, was primarily due to one commercial and industrial relationship which had an outstanding balance of $13.4 million at December 31, 2023, received a $10.0 million payment during 2024, and had a charge-off of $878,000. The remaining $2.5 million balance of this loan is on non-accrual status, although current as of December 31, 2024.
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
The following table sets forth the total amounts of delinquencies for accruing loans that were 30 to 89 days past due by type and by amount at the dates indicated:

	December 31,
	2024	2023
	(Dollars in thousands)
Real estate loans:
Multifamily	$2,831	$740
Commercial mortgage	78	1,010
One-to-four family residential	2,407	3,339
Home equity and lines of credit	1,472	817
Commercial and industrial loans	2,545	2,767
Other loans	3	10
Total	$9,336	$8,683

The increase in multifamily delinquent loans at December 31, 2024, as compared to December 31, 2023, was primarily due to two relationships totaling $2.4 million that became current subsequent to December 31, 2024.
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

The following table sets forth activity in our allowance for credit losses for the years indicated:

	At or For the Years Ended December 31,
	2024	2023	2022
	(Dollars in thousands)
Balance at beginning of year	$37,535	$42,617	$38,973
Charge-offs:
Commercial mortgage (1)	(136)	—	(278)
Commercial and industrial	(6,873)	(6,572)	(446)
PCD loans	—	(8)	(601)
Total charge-offs	(7,009)	(6,580)	(1,325)
Recoveries:
Commercial mortgage (1)	57	71	102
One-to-four family residential	9	—	32
Home equity and lines of credit	92	1	19
Commercial and industrial	218	63	144
Other	—	—	12
PCD loans	—	10	178
Total recoveries	376	145	487
Net charge-offs	(6,633)	(6,435)	(838)
Provision/(benefit) for credit losses	4,281	1,353	4,482
Balance at end of year	$35,183	$37,535	$42,617
Ratios:
Net charge-offs to average loans outstanding (2):
Commercial and industrial	(0.16)%	(0.15)%	(0.01)%
PCD	—	—	(0.01)
Total net charge-offs	(0.16)%	(0.15)%	(0.02)%
Allowance for credit losses to total non-performing loans at end of year (3)	227.72	328.30	416.26
Allowance for credit losses to total loans held-for-investment, net, at end of year (4)	0.87	0.89	1.00
Allowance for credit losses to non-accrual loans held-for-investment at end of year (4)	246.66	371.08	434.29

(1)	Commercial includes commercial real estate loans collateralized by owner-occupied, non-owner occupied, and multifamily properties.
(2)	Calculated based on average total loans.
(3)	Excludes non-performing loans held-for-sale.
(4)	Includes PCD and acquired loans held-for-investment (and related allowance for credit losses).
At December 31, 2024 and 2023, the allowance for credit losses related to PCD loans was $2.9 million and $3.1 million, respectively. Loans held-for-sale, when applicable, are excluded from the allowance for credit losses coverage ratios in the table above.

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

	At December 31,
	2024		2023		2022
	Allowance for Credit Losses	Percent of Loans in Each Category to Total Loans	Allowance for Credit Losses	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
Real estate loans:
Commercial mortgage (1)	$20,949	86.71%	$23,255	87.55%	$29,485	87.75%
One-to-four family residential	2,245	3.73	3,285	3.83	3,936	4.10
Construction and land	103	0.89	149	0.74	324	0.59
Home equity and lines of credit	2,254	4.33	1,705	3.89	866	3.59
Commercial and industrial	6,724	4.06	6,050	3.69	4,114	3.65
PCD loans	2,904	0.23	3,085	0.24	3,883	0.27
Other	4	0.05	6	0.06	9	0.05
Total allowance	$35,183	100.00%	$37,535	100.00%	$42,617	100.00%

(1) Commercial includes commercial real estate loans collateralized by owner-occupied, non-owner occupied, and multifamily properties.

Investments
We conduct securities portfolio transactions in accordance with our board-approved investment policy. Northfield Bank's investment policy is reviewed at least annually by the Risk Committee of the Board of Directors (“Risk Committee”). Any changes to the policy are subject to ratification by the full Board of Directors. This policy dictates that investment decisions give consideration to the safety of the investment, liquidity requirements, potential returns, the ability to provide collateral for pledging requirements, and consistency with our interest rate risk management strategy. Our Chief Investment Officer executes our securities portfolio transactions, within policy requirements, with the approval of either the Chief Executive Officer or the Chief Financial Officer. NSB Services Corp.’s and NSB Realty Trust’s (which are each Bank subsidiaries) investment officers execute security portfolio transactions in accordance with investment policies that substantially mirror Northfield Bank’s investment policy. All purchase and sale transactions are reviewed by the Risk Committee at least quarterly.
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
Northfield Bank’s investment policy does not permit investment in common stock of other entities including GSEs, other than our required investment in the common stock of the FHLBNY, as permitted for community reinvestment act purposes or to fund Northfield Bank’s deferred compensation plan. Northfield Bancorp may invest in equity securities of other financial institutions, as well as preferred stock, up to certain limitations. As of December 31, 2024, we did not hold any asset-backed securities other than mortgage-backed securities.
Our current investment policy permits hedging through the use of derivative instruments such as financial futures or interest rate options and swaps, although we currently have no derivative hedging instruments in place.
We purchase mortgage-backed securities insured or guaranteed primarily by the Federal National Mortgage Association (“Fannie Mae”), the Federal Home Loan Mortgage Corporation (“Freddie Mac”), or the Government National Mortgage Association (“Ginnie Mae”). We invest in mortgage-backed securities to achieve positive interest rate spreads with minimal administrative expense, and to lower our credit risk as a result of the guarantees provided as well as to provide us liquidity to fund loan originations and deposit outflows. Mortgage-backed securities are securities sold in the secondary market that are collateralized by pools of mortgages.
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
The timely payment of principal and interest on these REMICs is generally supported (credit enhanced) in varying degrees by either insurance issued by a financial guarantee insurer, letters of credit, over collateralization, or subordination techniques. Privately-issued REMICs and pass-throughs can be subject to certain credit-related risks normally not associated with U.S. Government agency and GSE mortgage-backed securities. The loss protection generally provided by the various forms of credit enhancements is limited, and losses in excess of certain levels are not protected. Furthermore, the credit enhancement itself is subject to the creditworthiness of the credit enhancer. Thus, in the event a credit enhancer does not fulfill its obligations, the holder could be subject to risk of loss similar to a purchaser of a whole loan pool. Management believes that the credit enhancements are adequate to protect us from material losses on our private label mortgage-backed securities investments.

At December 31, 2024, our corporate bond portfolio consisted of securities, substantially all of which were investment-grade, and had remaining maturities generally shorter than ten years. Our investment policy provides that we may invest up to 15% of our Tier 1 risk-based capital in corporate bonds from individual issuers which, at the time of purchase, are within the investment-grade ratings from Standard & Poor’s, Moody’s or Fitch. Corporate bonds from individual issuers not rated investment grade at the time of purchase, are limited to the lesser of 1% of our total assets or 15% of our Tier 1 risk-based capital, and must have a maturity of less than one year. Aggregate holdings of this security type cannot exceed 5% of our total assets. Aggregate holdings of individual issuers of corporate bonds and commercial paper, both investment grade and non-investment grade, are not to exceed 50% of Tier 1 capital of the Company.
The following table sets forth the amortized cost and estimated fair value of our available-for-sale and held-to-maturity securities portfolios (excluding FHLBNY common stock) at the dates indicated.  As of December 31, 2024, 2023, and 2022, we also had a trading portfolio with a fair value of $13.9 million, $12.5 million and $10.8 million, respectively, consisting of mutual funds quoted in actively traded markets.  These securities are utilized to fund non-qualified deferred compensation obligations.

	At December 31,
	2024		2023		2022
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(Dollars in thousands)
Debt securities available-for-sale:
U.S. Treasuries	$—	$—	$44,364	$44,379	$—	$—
U.S. Government agency securities	75,734	75,348	75,898	73,908	76,150	72,076
Mortgage-backed securities:
Pass-through certificates:
GSEs	282,704	261,676	365,823	337,540	472,963	432,618
REMICs:
GSEs	734,086	727,343	224,931	213,100	280,870	264,724
Other debt securities:
Municipal bonds	684	685	765	763	21	21
Corporate bonds	36,569	35,765	128,704	125,774	189,603	182,734
Total debt securities available-for-sale	$1,129,777	$1,100,817	$840,485	$795,464	$1,019,607	$952,173

	At December 31,
	2024		2023		2022
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(Dollars in thousands)
Securities held-to-maturity:
Mortgage-backed securities:
Pass-through certificates - GSEs	$9,303	$8,762	$9,866	$9,586	$10,760	$10,389
Total securities held-to-maturity	$9,303	$8,762	$9,866	$9,586	$10,760	$10,389

Portfolio Maturities and Yields.  The composition and maturities of the investment securities portfolio at December 31, 2024, are summarized in the following table. Maturities are based on the final contractual payment dates, and do not reflect the effect of scheduled principal repayments, prepayments, or early redemptions that may occur.  All of our securities at December 31, 2024, were taxable with the exception of our U.S. Government agency securities and municipal portfolio. Weighted average yield is based on amortized cost.

	One Year or Less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield
	(Dollars in thousands)
Securities available-for-sale:
U.S. Government agency securities:	$75,000	2.12%	$734	3.14%	$—	—%	$—	—%	$75,734	$75,348	2.13%
Mortgage-backed securities:
Pass-through certificates:
GSEs	334	3.29%	16,421	2.79%	151,665	2.28%	114,284	2.51%	282,704	261,676	2.39%
REMICs:
GSE	—	—%	2,348	2.10%	2,826	2.87%	728,912	5.22%	734,086	727,343	5.20%
	$334	3.29%	$18,769	2.70%	$154,491	2.29%	$843,196	4.85%	$1,016,790	$989,019	4.42%
Other debt securities:
Municipal bonds	$684	4.68%	$—	—%	$—	—%	$—	—%	$684	$685	4.68%
Corporate bonds	3,949	4.89%	24,620	2.97%	8,000	7.62%	—	—%	36,569	35,765	4.19%
	$4,633	4.86%	$24,620	2.97%	$8,000	7.62%	$—	—%	$37,253	$36,450	4.20%
Total securities available-for-sale	$79,967	2.28%	$44,123	2.86%	$162,491	2.55%	$843,196	4.85%	$1,129,777	$1,100,817	4.26%

Securities held-to-maturity:
Mortgage-backed securities:
Pass-through certificates:
GSEs	$—	—%	$—	—%	$—	—%	$9,303	4.29%	$9,303	$8,762	4.29%
Total securities held-to-maturity	$—	—%	$—	—%	$—	—%	$9,303	4.29%	$9,303	$8,762	4.29%

Sources of Funds
General.  Deposits traditionally have been our primary source of funds for our securities and lending activities. We also borrow from the FHLBNY, the Federal Reserve Bank and other financial institutions to supplement cash flow needs, to manage the maturities of liabilities for interest rate and investment risk management purposes, and to manage our cost of funds. Our additional sources of funds are borrowings through repurchase agreements, the proceeds of loan sales, scheduled loan and investment payments, maturities and sales of securities, loan prepayments, and brokered deposits.
Deposits.  We accept deposits primarily from the areas in which our offices are located. We offer a variety of deposit accounts to businesses, consumers and municipalities with a range of interest rates and terms. We accept brokered deposits when it is deemed cost effective. At December 31, 2024 and 2023, we had brokered deposits totaling $263.4 million and $100.0 million, respectively. In addition, municipal deposits which primarily consist of funds from local government entities domiciled in New Jersey, and are a significant source of funds, totaled $859.3 million, or 20.8% of our total deposits at December 31, 2024. At December 31, 2023, municipal deposits totaled $768.6 million, or 19.8% of our total deposits. Municipal deposits are primarily collateralized by municipal letters of credit issued by the FHLBNY and/or mortgaged-backed securities.
At December 31, 2024, we reported $1.82 billion of estimated uninsured deposits. This total included $923.8 million of collateralized governmental deposits and intercompany deposits, leaving estimated adjusted uninsured deposits of $896.5 million, or 21.7% of total deposits. Total uninsured deposits at December 31, 2023 were estimated at $1.73 billion. As of those dates we had no deposits that were uninsured for any reason other than being in excess of the $250,000 limit for federal deposit insurance.

The following table provides the uninsured portion of certificates of deposit at December 31, 2024, by account, with a maturity of:

December 31, 2024
(Dollars in thousands)
Three months or less	$36,857
Over three months through six months	23,753
Over six months through one year	3,081
Over one year	1,488
Total	$65,179
As of December 31, 2024, the aggregate amount of our outstanding certificates of deposit in amounts greater than $250,000 was $124.7 million. The following table sets forth the maturity of these certificates at December 31, 2024:

December 31, 2024
(Dollars in thousands)
Three months or less	$66,107
Over three months through six months	46,753
Over six months through one year	8,331
Over one year	3,488
Total	$124,679
At December 31, 2024, we had $969.0 million in certificates of deposit, of which $940.2 million had remaining maturities of one year or less.
The following table sets forth the distribution of our average total deposit accounts, by account type, for the periods indicated:

	For the Year Ended December 31,
	2024			2023			2022
	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate
	(Dollars in thousands)
Non-interest bearing demand	$694,543	17.85%	—%	$770,939	20.26%	—%	$907,603	20.95%	—%
NOW and interest bearing demand	1,280,850	32.93	2.16%	1,226,944	32.24	1.35%	1,291,370	29.82	0.14%
Money market accounts	276,366	7.10	1.55%	342,251	8.99	0.87%	572,075	13.21	0.13%
Savings	891,821	22.93	2.05%	894,259	23.50	1.22%	1,034,603	23.89	0.11%
Certificates of deposit	746,629	19.19	4.29%	571,042	15.01	3.21%	525,557	12.13	1.27%
Total deposits	$3,890,209	100.00%	2.11%	$3,805,435	100.00%	1.28%	$4,331,208	100.00%	0.24%

Borrowings.   Our borrowings consist primarily of advances from the FHLBNY and securities sold under agreements to repurchase (repurchase agreements) with third-party financial institutions. As of December 31, 2024, our FHLB advances totaled $658.5 million, or 13.3% of total liabilities and floating rate advances and other interest-bearing liabilities totaled $7.9 million, or 0.2% of total liabilities. At December 31, 2024, the Company had the ability to obtain additional funding from the FHLBNY and Federal Reserve Bank discount window of approximately $1.62 billion, utilizing unencumbered securities of $683.4 million and multifamily loans of $934.8 million. Repurchase agreements are primarily secured by mortgage-backed securities. Advances from the FHLBNY are secured by our investment in the common stock of the FHLBNY as well as by pledged mortgage-backed securities and loans.

Subordinated Debt. On June 17, 2022, the Company issued $62.0 million in aggregate principal amount of fixed-to-floating subordinated notes (the “Notes”) to certain institutional investors. The Notes mature on June 30, 2032, unless redeemed earlier. The Notes initially bear interest, payable semi-annually in arrears, at a fixed rate of 5.00% per annum until June 30, 2027. Beginning June 30, 2027 and until maturity or redemption, the interest rate will reset quarterly to an interest rate per annum equal to the then current three-month Secured Overnight Financing Rate plus 200 basis points, payable quarterly in arrears. The Company has the option to redeem the Notes, at par and in whole or in part, beginning on June 30, 2027 and to redeem the Notes at any time in whole upon certain other events. Any redemption of the Notes will be subject to prior regulatory approval to the extent required.
Human Capital
At December 31, 2024, the Company had 357 full-time employees and three part-time employees, located primarily in New York and New Jersey, of which approximately 68% were women and 42% were minorities. We are focused on attracting, developing and retaining employees with diverse backgrounds and experiences whose contributions can maximize our financial and strategic growth objectives and build long-term stockholder value. Our core values of trust, respect and excellence, coupled with our vision to be a high-performing community bank where employees want to work, customers want to bank, and stockholders want to invest fosters innovation, increases business value, and enriches our corporate culture. We believe our relationship with our employees is strong. We have not experienced any material employment-related issues or interruptions of services due to labor disagreements and are not a party to any collective bargaining agreements. Key items related to our human capital are described below.
Compensation and Benefits. We offer employees competitive short-term and long-term compensation that we periodically benchmark to market data utilizing third-party consultants specialized in employee compensation and retention. We offer health and welfare benefits, including medical, dental and vision insurance, life insurance, short-term disability, and various expense reimbursement programs. We sponsor a 401(k) plan, which provides eligible employees the opportunity to invest a portion of their base salary, up to regulatory limits, in professionally managed investment options, and self-directed brokerage accounts. We match up to 50% of employee contributions up to the first 6% of compensation, as defined, based on years of service. We also maintain the Northfield Bank Employee Stock Ownership Plan (the “ESOP”) for eligible employees. The ESOP is a tax-qualified plan invested in our common stock. The ESOP provides employees with the opportunity to receive a retirement benefit based on the value of our common stock, and is 100% funded by Northfield Bank.
Employee Engagement. Periodically, we measure employee engagement and satisfaction, and through efforts of our employee engagement team, develop action plans for continued improvement. We have introduced virtual town hall meetings for all employees, opening the lines of communications and answering employee questions and concerns. In conjunction with the town hall meetings and internal focus groups, periodic surveys are conducted related to well-being, compensation, benefits, and our core values. These surveys provided insight into our employees’ needs and preferences, which we consider in future program development.
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
Subsidiary Activities
Northfield Bancorp owns 100% of Northfield Investments, Inc., an inactive New Jersey investment company, and 100% of Northfield Bank. Northfield Bank owns 100% of NSB Services Corp., a Delaware corporation, which in turn owns 100% of the voting common stock of NSB Realty Trust. NSB Realty Trust is a Maryland real estate investment trust that holds mortgage loans, mortgage-backed securities and other investments. These entities enable us to segregate certain assets for management purposes, and/or borrow against assets or stock of these entities for liquidity purposes. At December 31, 2024, Northfield Bank’s investment in NSB Services Corp. was $885.3 million, and NSB Services Corp. had assets of $887.0 million and liabilities of $1.7 million at that date. At December 31, 2024, NSB Services Corp.’s investment in NSB Realty Trust was $886.5 million, and NSB Realty Trust had $886.5 million in assets and liabilities of $8,000 at that date.

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
As a savings and loan holding company, Northfield Bancorp is required to comply with the rules and regulations of the FRB.  It is required to file certain reports with and is subject to examination by and the enforcement authority of the FRB. Northfield Bancorp is also subject to the rules and regulations of the SEC under the federal securities laws.
Any change in applicable laws or regulations, whether by the FDIC, the OCC, the FRB, the SEC, or Congress, could have a material adverse effect on Northfield Bancorp and Northfield Bank and their operations.
Set forth below is a brief description of material regulatory requirements that are or will be applicable to Northfield Bank and Northfield Bancorp. The description is limited to certain material aspects of the statutes and regulations addressed and is not intended to be a complete description of such statutes and regulations and their effects on Northfield Bank and Northfield Bancorp.
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
Loans-to-One-Borrower
We generally may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of Northfield Bank’s capital and surplus. An additional amount may be loaned, equal to 10% of capital and surplus, if the loan is secured by readily marketable collateral, which is defined to include certain financial instruments and bullion, but generally does not include real estate. As of December 31, 2024, we were in compliance with our loans-to-one-borrower limitations.
Qualified Thrift Lender Test
As a federally chartered savings bank, Northfield Bank is required to satisfy a qualified thrift lender (“QTL”) test, under which we either must qualify as a “domestic building and loan” association as defined by the Internal Revenue Code or maintain at least 65% of our “portfolio assets” in “qualified thrift investments.” “Qualified thrift investments” consist primarily of residential mortgages and related investments, including mortgage-backed and related securities. “Portfolio assets” generally mean total assets less specified liquid assets up to 20% of total assets, goodwill, and other intangible assets and the value of property used to conduct business. A federal savings bank that fails the QTL test must operate under specified restrictions. Federal law also makes noncompliance with the QTL test subject to agency enforcement action for a violation of law. As of December 31, 2024, we maintained 77.7% of our portfolio assets in qualified thrift investments and, therefore, we met the QTL test.

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
As of December 31, 2024, Northfield Bancorp and Northfield Bank exceeded all capital adequacy requirements to which they were subject. Further, per regulatory guidelines, the Bank is categorized as a well-capitalized institution under the prompt corrective action regulations discussed below. See Note 15 of the Notes to the consolidated financial statements for further discussion about Regulatory Requirements.

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
The regulations provide that a capital restoration plan must be filed with the OCC within 45 days of the date a federal savings association receives notice that it is “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized.” Any holding company for the federal savings association required to submit a capital restoration plan must guarantee the lesser of an amount equal to 5.0% of the savings association’s assets at the time it was notified or deemed to be undercapitalized by the OCC, or the amount necessary to restore the savings association to adequately capitalized status. This guarantee remains in place until the OCC notifies the federal savings association that it has maintained adequately capitalized status for each of four consecutive calendar quarters, and the OCC has the authority to require payment and collect payment under the guarantee. Various restrictions, including on growth and capital distributions, also apply to “undercapitalized” institutions. If an “undercapitalized” institution fails to submit an acceptable capital restoration plan, it is treated as “significantly undercapitalized.” “Significantly undercapitalized” institutions must comply with one or more additional restrictions including, but not limited to: an order by the OCC to sell sufficient voting stock to become adequately capitalized; requirements to reduce total assets, cease receipt of deposits from correspondent banks or dismiss officers or directors; and restrictions on interest rates paid on deposits, compensation of executive officers and capital distributions by the parent holding company. The OCC may also take any one of a number of discretionary supervisory actions against undercapitalized institutions, including the issuance of a capital directive and the replacement of senior executive officers and directors.
The previously referenced final rule that establishes an elective “community bank leverage ratio” provides that a qualifying institution whose Tier 1 capital equals or exceeds the specified community bank leverage ratio and opts into that framework will be considered to be “well capitalized” for purposes of prompt corrective action.
Capital Distributions
Federal regulations restrict “capital distributions” by federal savings associations. For purposes of the regulations, capital distributions generally include cash dividends and other transactions charged to the capital account of a federal savings association. A federal savings association must file an application with the OCC for approval of the capital distribution if:
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
A federal savings association that is a subsidiary of a holding company, which is the case with Northfield Bank, must file a notice with the FRB at least 30 days before the Board of Directors declares any dividend and receive FRB non-objection to the payment of the dividend.
Applications or notices may be denied if the institution will be undercapitalized after the proposed dividend, the proposed dividend raises safety and soundness concerns or the proposed dividend would violate a law, regulation, written agreement, or regulatory condition.

In the event that a federal savings association's capital falls below its regulatory requirements or it is notified by the regulatory agency that it is in need of more than normal supervision, its ability to make capital distributions would be restricted. In addition, any proposed capital distribution could be prohibited if the regulatory agency determines that the distribution would constitute an unsafe or unsound practice.
Transactions with Affiliates
A federal savings association’s authority to engage in transactions with its “affiliates” is limited by Sections 23A and 23B of the Federal Reserve Act and its implementing regulation, Regulation W, as made applicable to the association by the Home Owner's Loan Act. The term “affiliate” generally includes any company that controls or is under common control with a federal savings association, including Northfield Bancorp, and the non-savings association subsidiaries of that savings association. Certain other subsidiaries of the federal savings association itself are not considered affiliates. Applicable law limits the aggregate amount of “covered transactions” with any individual affiliate, including loans to the affiliate, to 10% of the capital stock and surplus of the federal savings association. The aggregate amount of covered transactions with all affiliates is limited to 20% of the federal savings association’s capital stock and surplus. Certain “covered transactions” with affiliates, such as loans to or guarantees issued on behalf of affiliates, are required to be secured by specified amounts of collateral. Purchasing low quality assets from affiliates is generally prohibited. Regulation W also provides that transactions with affiliates, including covered transactions, must be on terms and under circumstances, including credit standards, that are substantially the same or at least as favorable to the federal savings association as those prevailing at the time for comparable transactions with or involving non-affiliated companies. In addition, federal savings associations are prohibited by law from lending to any affiliate that is engaged in activities that are not permissible for bank holding companies, and no such savings association may purchase the securities of any affiliate other than a subsidiary.
Authority to extend credit to the “executive officers” (as defined under Regulation O), directors and 10% or greater shareholders of federal savings associations and their affiliates (insiders), as well as to entities controlled by insiders (related interests), is governed by Sections 22(g) and 22(h) of the Federal Reserve Act and its implementing regulation, Regulation O, as made applicable to the association by the Home Owner's Loan Act. Among other things, loans to insiders must be made on terms substantially the same as, and following credit underwriting procedures that are not less stringent than, those prevailing at the time for comparable transactions with unaffiliated individuals, and may not involve more than the normal risk of repayment or present other unfavorable features. There is an exception for institution-wide lending programs available to all employees that do not give preference to insiders. Regulation O also places individual and aggregate limits on the amount of loans that may be made to insiders and their related interests based, in part, on the institution’s capital position, and requires that certain prior board approval procedures be followed. Extensions of credit to executive officers are subject to additional restrictions on the types and amounts of loans that may be made. At December 31, 2024, Northfield Bank was in compliance with these laws and regulations.
Enforcement
The OCC has primary enforcement responsibility over federal savings associations, including the authority to bring enforcement actions against “institution-related parties,” a term that includes officers, directors, certain shareholders, as well as attorneys, appraisers and accountants who knowingly or recklessly participate in specified misconduct which caused or is likely to cause a financial loss to or an adverse effect on an insured institution. Formal enforcement actions may range from the issuance of a capital directive or "cease and desist" order to removal of officers and/or directors of the institution, receivership, conservatorship, or the termination of deposit insurance. Civil money penalties can be assessed for a wide range of violations of law and regulation, unsafe or unsound practices, and breaches of fiduciary duty. The maximum penalties that can be assessed are generally based on the type and severity of the violation, unsafe and unsound practice or breach, and are adjusted annually for inflation.
Deposit Insurance
Northfield Bank is a member of the Deposit Insurance Fund, which is administered by the FDIC. Deposit accounts in Northfield Bank are insured by the FDIC up to a maximum of $250,000 per account ownership category for each separately insured depositor.
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
Insurance of deposits may be terminated by the FDIC upon a finding that an institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, order or condition imposed in writing. Management of Northfield Bank does not know of any practice, condition, or violation that may lead to termination of Northfield Bank’s deposit insurance.
Federal Home Loan Bank System
Northfield Bank is a member of the FHLBNY, and therefore is a member of the FHLB System, which consists of 11 regional FHLBs. The FHLB System provides a central credit facility primarily for member institutions. Members of the FHLB are required to acquire and hold a specified amount of shares of FHLB capital stock. Northfield Bank was in compliance with this requirement at December 31, 2024.
Community Reinvestment Act
Federal savings associations have a responsibility under the Community Reinvestment Act and its implementing regulations to help meet the credit needs of their communities, including low- and moderate-income neighborhoods. An institution’s failure to comply with the provisions of the Community Reinvestment Act could, at a minimum, result in regulatory restrictions on certain activities such as branching and acquisitions. In the most recent Community Reinvestment Act Public Disclosure issued by the OCC as of May 15, 2023, Northfield Bank was rated “Satisfactory.” On October 24, 2023, the FDIC, the FRB, and the OCC issued a final rule to strengthen and modernize the Community Reinvestment Act regulations. Under the final rule, banks with assets of at least $2 billion as of December 31 in both of the prior two calendar years will be a “large bank.” The agencies will evaluate large banks under four performance tests: the Retail Lending Test, the Retail Services and Products Test, the Community Development Financing Test, and the Community Development Services Test. Under the regulations, the applicability date for the majority of the provisions in the Community Reinvestment Act regulations is January 1, 2026, and additional requirements will be applicable on January 1, 2027. On March 29, 2024, a federal court in the Northern District of Texas issued a preliminary injunction of the new Community Reinvestment Act regulations, enjoining the federal banking agencies from enforcing the regulations against the plaintiff bank industry trade groups, and extending the regulations' implementation dates day-for-day for each day the injunction is in place.
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
•The Bank Secrecy Act and USA PATRIOT Act, which require federal savings associations to, among other things, establish anti-money laundering and countering the financing of terrorism compliance programs, customer identification programs, and customer due diligence policies and controls to ensure the detection and prevention of money laundering, terrorist financing, and other illicit activities;
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
Holding Company Regulation
Northfield Bancorp is a unitary savings and loan holding company subject to regulation and supervision by the FRB. The FRB has enforcement authority over Northfield Bancorp and its non-savings association subsidiaries.  Among other things, that authority permits the FRB to restrict or prohibit activities that are determined to be a risk to Northfield Bank.
The business activities of savings and loan holding companies are generally limited to those activities permissible for bank holding companies under Section 4(c)(8) of the Bank Holding Company Act, subject to the prior approval of the FRB, and certain additional activities authorized by FRB regulations, unless the holding company has elected “financial holding company” status. A financial holding company may engage in activities that are financial in nature, including underwriting equity securities and insurance as well as activities that are incidental to financial activities or complementary to a financial activity. Northfield Bancorp Inc. has not elected financial holding company status. Federal law generally prohibits the acquisition of more than 5% of a class of voting stock of a company engaged in impermissible activities.
Federal law prohibits a savings and loan holding company, directly or indirectly, or through one or more subsidiaries, from acquiring more than 5% of another savings association or savings and loan holding company without prior written approval of the FRB and from acquiring or retaining control of any depository institution not insured by the FDIC. In evaluating applications by savings and loan holding companies to acquire savings associations, the FRB must consider such things as the financial and managerial resources and future prospects of the company and institution involved, the effect of the acquisition on the institution, the risk to the federal Deposit Insurance Fund, the convenience and needs of the community, and competitive factors. An acquisition by a savings and loan holding company of a savings association in another state to be held as a separate subsidiary may not be approved unless it is a supervisory acquisition under Section 13(k) of the Federal Deposit Insurance Act or the law of the state in which the target is located authorizes such acquisitions by out-of-state companies.
Savings and loan holding companies above $3 billion in consolidated assets, such as Northfield Bancorp, are subject to consolidated regulatory capital requirements that are as stringent as those required for their insured depository subsidiaries. Consolidated regulatory capital requirements identical to those applicable to the subsidiary depository institutions (including the community bank leverage ratio alternative) also apply to savings and loan holding companies. Northfield Bancorp exceeded the FRB’s consolidated capital requirements as of December 31, 2024.

Federal law applies the FRB's “source of strength” doctrine to savings and loan holding companies. The FRB has issued regulations implementing the “source of strength” policy that require holding companies to act as a source of strength to their subsidiary depository institutions by providing capital, liquidity, managerial, and other support in times of financial stress.
The FRB has issued a policy statement regarding the payment of dividends and the repurchase of shares of common stock by bank and savings and loan holding companies. In general, the policy provides that dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by the holding company appears consistent with the organization’s capital requirements, asset quality and overall financial condition. Regulatory guidance provides for prior regulatory review of capital distributions in certain circumstances such as where the holding company’s net income for the past four quarters, net of dividends previously paid over that period, is insufficient to fully fund the dividend or the holding company’s overall rate of earnings retention is inconsistent with the company’s capital needs and overall financial condition. The guidance also provides for prior consultation with supervisory staff for material increases in the amount of a holding company’s common stock dividend. The ability of a holding company to pay dividends may also be restricted if a subsidiary bank becomes undercapitalized. Regulatory guidance specifies that a holding company should advise FRB supervisory staff prior to redeeming or repurchasing common or perpetual preferred stock, to provide opportunity for supervisory review, and possible objection, when the holding company is experiencing financial weaknesses or the repurchase or redemption would result in a net reduction as of the end of a quarter in the amount of such equity instruments outstanding compared with the beginning of the quarter in which the redemption or repurchase occurs. These regulatory policies could affect the ability of Northfield Bancorp to pay dividends, repurchase common stock or otherwise engage in capital distributions.
Federal Securities Laws
Northfield Bancorp’s common stock is registered with the SEC under the Securities Exchange Act of 1934, as amended. Northfield Bancorp is subject to the information, proxy solicitation, insider trading restrictions, and other requirements under the Securities Exchange Act of 1934.
Sarbanes-Oxley Act
The Sarbanes-Oxley Act addresses, among other issues, corporate governance, auditing and accounting, executive compensation, and enhanced and timely disclosure of corporate information. Northfield Bancorp has policies, procedures and systems designed to comply with the Sarbanes-Oxley Act.
Change in Bank Control Act and Regulations
Under the Change in Bank Control Act, no person may acquire control of a savings and loan holding company, such as Northfield Bancorp, unless the FRB has been given 60 days prior written notice and has not issued a notice disapproving the proposed acquisition, taking into consideration certain factors, including the financial and managerial resources of the acquirer and the competitive effects of the acquisition. Control, as defined under the Change in Bank Control Act and its implementing regulations, means the power, directly or indirectly, to direct the management or policies of an insured depository institution, or the ownership, control of or the power to vote 25% or more of any class of voting stock. Acquisition of more than 10% of any class of a savings and loan holding company’s voting stock constitutes a rebuttable determination of control under the regulations under certain circumstances, including where, as is the case with Northfield Bancorp, the issuer has registered securities under Section 12 of the Securities Exchange Act of 1934.
Federal Taxation
General. Northfield Bank and Northfield Bancorp are subject to federal income taxation in the same general manner as other corporations, with some exceptions discussed below. Northfield Bancorp's consolidated federal tax returns are not currently under audit.
The following discussion of federal taxation is intended only to summarize certain pertinent federal income tax matters and is not a comprehensive description of the tax rules applicable to Northfield Bancorp or Northfield Bank.
Method of Accounting. For federal income tax purposes, Northfield Bancorp currently reports its income and expenses on the accrual method of accounting and uses a tax year ending December 31 for filing its federal and state income tax returns.
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

Northfield Bank recaptured its post December 31, 1987, bad-debt reserve balance over the six-year period ended December 31, 2004. Northfield Bancorp is required to use the specific charge-off method to account for tax bad debt deductions.
Taxable Distributions and Recapture. Prior to 1996, bad debt reserves created prior to 1988 were subject to recapture into taxable income if Northfield Bank failed to meet certain thrift asset and definitional tests or made certain distributions. Tax law changes in 1996 eliminated thrift-related recapture rules. However, under current law, pre-1988 tax bad debt reserves remain subject to recapture if Northfield Bank makes certain non-dividend distributions, repurchases any of its common stock, pays dividends in excess of earnings and profits, or fails to qualify as a “bank” for tax purposes. At December 31, 2024, the total federal pre-base year bad debt reserve of Northfield Bank was approximately $5.9 million.
Corporate Dividends-Received Deduction. Northfield Bancorp may exclude from its federal taxable income 100% of dividends received from Northfield Bank as a wholly-owned subsidiary by filing consolidated tax returns. Through December 31, 2017, the corporate dividends-received deduction was 80% in the case of dividends received from a corporation in which a corporate recipient owns at least 20% of its stock, and corporations that own less than 20% of the stock of a corporation distributing a dividend could deduct only 70% of dividends received or accrued on their behalf. Effective January 1, 2018, the dividends received deduction decreased from 80% to 65% and 70% to 50% for corporate recipients owning at least 20% or less than 20%, respectively, of a corporation’s stock.
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
New Jersey State Taxation. Northfield Bancorp and Northfield Bank file New Jersey Corporation Business Tax returns on a calendar year basis. Generally, the income derived from New Jersey sources is subject to New Jersey tax. Northfield Bancorp and Northfield Bank pay the greater of the corporate business tax at 9% of taxable income or the minimum tax of $2,000 per entity. On July 1, 2018, the State of New Jersey enacted new legislation that imposes a temporary surtax of 2.5% for tax years beginning on or after January 1, 2018 through December 31, 2019, and of 1.5% for tax years beginning on or after January 1, 2020 through December 31, 2021. On September 29, 2020, the state extended the 2.5% surtax through December 31, 2023, retroactively to tax years beginning January 1, 2020. The legislation also requires combined filing for certain members of an affiliated group for tax years beginning on or after January 1, 2019. In May 2019, the State of New Jersey issued a tax technical bulletin, subsequently revised in December 2019, which gives guidance on the treatment of real estate investment trusts in connection with the combined reporting for New Jersey corporate business tax purposes. Real estate investment trusts and investment companies will be excluded from the combined group and will continue to file separate New Jersey tax returns. In July 2023, the State of New Jersey enacted new legislation that requires real estate investment trusts and investment companies to be included in the combined filing unless they are owned 50% or more by a Bank with assets that do not exceed $15 billion. On June 28, 2024, the State of New Jersey enacted legislation that imposes a temporary 2.5% surtax, named the “Corporate Transit Fee”, on certain corporate taxpayers for tax years beginning January 1, 2024 through December 31, 2028.
Delaware State Taxation. As a Delaware business corporation, Northfield Bancorp is required to file an annual report with and pay franchise taxes to the state of Delaware.

ITEM 1A.    RISK FACTORS
Certain material risks and uncertainties that management believes affect us are described below. You should carefully consider the risks and uncertainties described below, together with all of the other information included or incorporated by reference herein as well as in other documents we file with the SEC. The risks and uncertainties described below are not the only ones facing us. Additional risks and uncertainties that management currently is not aware of or focused on or that management currently deems immaterial may also impair our business operations. This report is qualified in its entirety by these risk factors. See also, “Forward-Looking Statements.”
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
Based on these factors we have a concentration in multifamily and commercial real estate lending, as such loans represented approximately 433.5% of Northfield Bank's capital as of December 31, 2024. The particular focus of the guidance is on exposure to commercial real estate loans that are dependent on the cash flow from the real estate held as collateral and that are likely to be at greater risk to conditions in the commercial real estate market (as opposed to real estate collateral held as a secondary source of repayment or as an abundance of caution). The guidance guides banks in developing risk management practices and capital levels commensurate with the level and nature of real estate concentrations. The guidance states that management should employ heightened risk management practices including board and management oversight and strategic planning, development of underwriting standards, risk assessment, and monitoring through market analysis and stress testing. While we believe we have implemented policies and procedures with respect to our commercial real estate loan portfolio consistent with this guidance, bank regulators could require us to implement additional policies and procedures consistent with their interpretation of the guidance that may result in additional costs to us or that may result in a curtailment of our multifamily and commercial real estate lending and/or the requirement that we maintain higher levels of regulatory capital, either of which would adversely affect our loan originations and profitability.
Our concentration in multifamily loans and commercial real estate loans could expose us to increased lending risks and related credit losses.
Our business strategy historically was to originate multifamily loans and, to a lesser extent, other commercial real estate loans, although more recently it is to originate commercial and industrial and owner-occupied commercial real estate loans, and, to a lesser extent, multifamily loans, other commercial real estate loans, one-to-four family residential loans (non-owner occupied investment properties), construction and land loans, and home equity loans and lines of credit. At December 31, 2024, $3.49 billion, or 86.7%, of our loan portfolio held-for-investment, net, consisted of multifamily and other commercial real estate loans.
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

Our concentration of loans in certain industries could have adverse effects on credit quality.
As of December 31, 2024, the Bank's loan portfolio included (i) lessors of office buildings of $184.0 million, or 20.7%, of commercial real estate loans; and (ii) borrowers in the retail industry of $142.0 million, or 16.0%, of commercial real estate loans. A deterioration within these industries, particularly those that have been adversely impacted by remote work arrangements, could affect the ability of borrowers, guarantors and related parties to perform in accordance with the terms of their loans, which could have material and adverse consequences on our financial condition and results of operations.
Our New York State multifamily loan portfolio could be adversely impacted by changes in legislation or regulation.
In 2019, the New York State legislature passed the Housing Stability and Tenant Protection Act of 2019, impacting about one million rent regulated apartment units. Among other things, the legislation: (i) curtails rent increases from material capital improvements and individual apartment improvements; (ii) all but eliminates the ability for apartments to exit rent regulation; (iii) does away with vacancy decontrol and high-income deregulation; and (iv) repealed the 20% vacancy bonus. This legislation generally limits a landlord’s ability to increase rents on rent-regulated apartments and makes it more difficult to convert rent regulated apartments to market rate apartments. For example, the New York City Rent Guidelines Board established that on certain apartments, for a one-year lease beginning on or after September 30, 2024, the maximum rent increase is 3.0%, even though the overall inflation rate increased at a higher rate. As a result, the value of the collateral located in New York State securing our multifamily loans or the future net operating income of such properties could potentially become impaired. At December 31, 2024, the Company had approximately $437.7 million of New York multifamily loans, or 11% of our total loan portfolio, that have some form of rent stabilization or rent control.
If our allowance for credit losses is not sufficient to cover actual credit losses, our earnings and capital could decrease.
We make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers, the value of the real estate and other assets serving as collateral for the repayment of many of our loans, and expectations on payments based on forecasted economic conditions. Credit performance over the medium- and long-term is susceptible to economic and market forces, which introduces uncertainty into forecasts. In determining the amount of the allowance for credit losses, we review our loans and our loss and delinquency experience, as well as the experience of other similarly situated institutions, and we evaluate other factors including, among other things, current economic conditions. If our assumptions are incorrect, if delinquencies, non-accrual or non-performing loans increase, or macroeconomic conditions are worse than anticipated, our allowance for credit losses may not be sufficient to cover currently expected losses in our loan portfolio, which would require additions to our allowance. Material additions to our allowance would materially decrease our net income.
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
The judicial foreclosure process is protracted, especially in New Jersey, where foreclosure timelines remain among the longest in the nation, which delays our ability to resolve non-performing loans through the sale of the underlying collateral. The longer timelines are the result of the additional consumer protection initiatives related to the foreclosure process, increased documentary requirements and judicial scrutiny, and, both voluntary and mandatory programs under which lenders may consider loan modifications or other alternatives to foreclosure. These reasons, historical issues at the largest mortgage loan servicers, and the legal and regulatory responses, have impacted the foreclosure process and completion time of foreclosures for residential mortgage lenders. This may result in a material adverse effect on collateral values and our ability to minimize our losses.

We are subject to environmental liability risk associated with lending activities.
A significant portion of our loan portfolio is secured by real estate, and we could become subject to environmental liabilities with respect to one or more of these properties. During the ordinary course of business, we may foreclose on and take title to properties securing defaulted loans. In doing so, there is a risk that hazardous or toxic substances could be found on these properties. If so, we may be liable for remediation costs, as well as for personal injury and property damage, civil fines and criminal penalties regardless of when the hazardous conditions or toxic substances first affected any particular property. Environmental laws may require us to incur substantial expenses to address unknown liabilities and may materially reduce the affected property’s value or limit our ability to use or sell the affected property. In addition, future laws or regulations, or more stringent interpretations or enforcement policies with respect to existing laws and regulations may increase our exposure to environmental liability, and heightened pressure from investors and other stakeholders may require us to incur additional expenses with respect to environmental matters. Although we have policies and procedures to perform an environmental review before initiating any foreclosure action on nonresidential real property, these reviews may not be sufficient to detect all potential environmental hazards. The remediation costs and any other financial liabilities associated with an environmental hazard could have a material adverse effect on us.
Risks Related to Regulatory Matters
We are subject to extensive regulatory oversight.
We are subject to extensive supervision, regulation, and examination by the OCC and the FRB. As a result, we are limited in the manner in which we conduct our business, undertake new investments and activities, and obtain financing. This regulatory structure is designed primarily for the protection of the Deposit Insurance Fund and our depositors, and not to benefit our stockholders. This regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement actions and examination policies, including policies with respect to capital and liquidity levels, the timing and amount of dividend payments, the classification of assets, the establishment of adequate loan loss reserves for regulatory purposes and the timing and amounts of assessments and fees.
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
Federal law requires that a holding company act as a source of financial and managerial strength to its subsidiary bank and to commit resources to support such subsidiary bank. Under the “source of strength” doctrine, the FRB may require a holding company to contribute capital into a troubled subsidiary bank and may charge the holding company with engaging in unsafe and unsound practices for failure to commit resources to a subsidiary bank. A capital contribution may be required at times when the holding company may not have the resources to provide it and therefore may be required to borrow the funds or raise capital. Any borrowing or funds needed to raise capital required to make a capital contribution may be difficult and expensive and could have an adverse effect on our business, financial condition and results of operations.
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
The USA PATRIOT and Bank Secrecy Acts require financial institutions to develop programs and procedures to prevent financial institutions from being used for money laundering and terrorist activities. If such activities are detected, financial institutions are obligated to file suspicious activity reports with the U.S. Treasury’s Office of Financial Crimes Enforcement Network. These rules require financial institutions to establish procedures for identifying and verifying the identity of customers seeking to open new financial accounts. Failure to comply with these regulations could result in fines or sanctions and place restrictions on mergers and acquisitions and other expansionary activities. While we have developed policies and procedures designed to assist in compliance with these laws and regulations, these policies and procedures may not be effective in preventing violations of these laws and regulations.
The fiscal and monetary policies and regulations of the government, including the FRB and other agencies, could adversely affect our business, financial condition and results of operations.
In addition to being affected by general economic conditions, our earnings and growth are affected by the policies of the FRB. An important function of the FRB is to regulate the money supply and credit environment. Among the instruments used by the FRB to implement these objectives are open market purchases and sales of U.S. Government securities, adjustments of the discount rate and changes in banks’ reserve requirements against bank deposits. These instruments are used in varying combinations to influence overall economic growth and the distribution of credit, bank loans, investments and deposits. Their use also affects interest rates charged on loans or paid on deposits. The FRB’s policies determine in large part the cost of funds for lending and investing and the return earned on those loans and investments, both of which affect our net interest margin. Its policies can also adversely affect borrowers, potentially increasing the risk that they may fail to repay their loans. The monetary policies and regulations of the FRB have had a significant effect on the overall economy and the operating results of financial institutions in the past and are expected to continue to do so in the future.
Additionally, Congress and the administration through executive orders controls fiscal policy through decisions on taxation and expenditures. Depending on industries and markets involved, changes to tax law and increased or reduced public expenditures could affect us directly or the business operations of our customers.
The monetary policies and regulations of the government, including the FRB, have had a significant effect on the overall economy and the operating results of financial institutions in the past and are expected to continue to do so in the future.
We are required to maintain a significant percentage of our total assets in residential mortgage loans and investments secured by residential mortgage loans, which restricts our ability to diversify our loan portfolio.
A federal savings bank differs from a commercial bank in that it is required to maintain at least 65% of its total assets in “qualified thrift investments,” which generally includes loans and investments for the purchase, refinance, construction, improvement, or repair of residential real estate, as well as home equity loans, education loans and small business loans. To maintain our federal savings bank charter we have to be a “qualified thrift lender” or “QTL” in nine out of each 12 immediately preceding months. The QTL requirement limits the extent to which we can grow our commercial loan portfolio, and failing the QTL test can result in an enforcement action. However, a loan that does not exceed $2 million (including a group of loans to one borrower) that is for commercial, corporate, business, or agricultural purposes is included in our qualified thrift investments. As of December 31, 2024, we maintained 77.7% of our portfolio assets in qualified thrift investments. Because of the QTL requirement, we may be limited in our ability to change our asset mix and increase the yield on our earning assets by growing our commercial loan portfolio.
In addition, if we continue to grow our commercial real estate loan portfolio and our residential mortgage loan portfolio decreases, it is possible that to maintain our QTL status, we may have to buy mortgage-backed securities or other qualifying assets at times when the terms of such investments may not be attractive. Alternatively, we may find it necessary to pursue different structures, including converting Northfield Bank’s savings bank charter to a commercial bank charter or electing to be treated as a covered savings association.

We are subject to stringent capital requirements, which may adversely affect our return on equity, require us to raise additional capital, or constrain us from paying dividends or repurchasing shares.
The minimum capital requirements applicable to Northfield Bancorp and Northfield Bank are: (i) a common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 to risk-based assets capital ratio of 6%; (iii) a total capital ratio of 8%; and (iv) a Tier 1 leverage ratio of 4%. Applicable regulations also establish a “capital conservation buffer” of 2.5%, resulting in the following minimum ratios: (i) a common equity Tier 1 capital ratio of 7.0%, (ii) a Tier 1 to risk-based assets capital ratio of 8.5%, and (iii) a total capital ratio of 10.5%. An institution may become subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations establish a maximum percentage of eligible retained income that can be utilized for such actions. However, qualifying institutions of under $10 billion in assets may elect to be subject to an alternative “community bank leverage ratio” framework, which is currently 9% Tier 1 capital to average total consolidated assets. Northfield Bank has opted into this framework.
The application of these capital requirements, among other things, could result in lower returns on equity, require the raising of additional capital, and result in regulatory actions if we were to be unable to comply with such requirements. Furthermore, the imposition of additional liquidity requirements could result in our having to lengthen the term of our funding, restructure our business models, and/or increase our holdings of liquid assets. Implementation of changes to asset risk weightings for risk-based capital calculations, items included or deducted in calculating regulatory capital and/or additional capital conservation buffers could result in management modifying its business strategy, and could limit our ability to make distributions, including paying dividends or repurchasing shares. See “Item 1. Business — Supervision and Regulation.”
We may become subject to enforcement actions even though non-compliance was inadvertent or unintentional.
The financial services industry is subject to intense scrutiny from bank supervisors in the examination process and aggressive enforcement of federal and state regulations, particularly with respect to mortgage-related practices and other consumer compliance matters, and compliance with anti-money laundering, Bank Secrecy Act and Office of Foreign Assets Control regulations, and economic sanctions against certain foreign countries and nationals. Enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices. We maintain systems and procedures designed to ensure that we comply with applicable laws and regulations; however, some legal/regulatory frameworks provide for the imposition of fines or penalties for non-compliance even though the non-compliance was inadvertent or unintentional and even though there was in place at the time systems and procedures designed to ensure compliance. Failure to comply with these and other regulations, and supervisory expectations related thereto, may result in fines, penalties, lawsuits, regulatory sanctions, reputation damage, or restrictions on our business.
Federal Deposit Insurance Corporation (“FDIC”) deposit insurance could increase in the future.
The FDIC is required to base deposit insurance premiums on an institution's total assets minus its tangible equity instead of its deposits, and the FDIC has adopted regulations that base assessments on a combination of financial ratios and regulatory ratings. The FDIC’s current range of assessments is 2.5 basis points to 42 basis points of total assets less tangible equity. If there are any changes in our financial ratios and regulatory ratings that require adjustments that increase its assessment, or, if circumstances require the FDIC to impose additional special assessments or further increase its quarterly assessment rates, our results of operations could be adversely impacted.
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
Acquiring other banks, non-bank entities, businesses, or branches initially may have an adverse effect on our financial results and may involve various other risks commonly associated with acquisitions. These include:
•integrating personnel with diverse business backgrounds;
•converting customers to new systems;
•combining different corporate cultures and operating systems; and
•retaining key employees.
Loans that were acquired as part of our acquisitions of other depository institutions are not underwritten or originated in accordance with our credit standards, including environmental matters, and we did not have long-standing relationships with many of these borrowers at the time of acquisition. The acquired loans are underwritten at the date of acquisition based on our credit standards, which can temporarily increase loans classified as special mention and substandard for a period of time until these loans are integrated and conform to our credit standards. Although we reviewed the loan portfolios of each institution acquired as part of the diligence process, and believe that we have established reasonable credit marks with regard to all loans acquired, we may incur losses in excess of the credit marks with regard to these acquired loans, and any such losses, if they occur, may have a material adverse effect on our business, financial condition, and results of operations.
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
A significant decline in general economic conditions, caused by inflation, tariffs or other domestic or international governmental policies, changes in interest rates, recession, acts of terrorism, an outbreak of hostilities or other international or domestic events, tax reform, unemployment, an epidemic or pandemic or other factors beyond our control, could result in the following consequences, any of which could have a material adverse effect on our business, financial condition, liquidity and results of operations:
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
•our allowance for credit losses may increase;
•the value of our securities portfolio may decline; or
•the net worth and liquidity of loan guarantors may decline, impairing their ability to honor commitments to us.
Instability and uncertainty in the commercial and residential real estate markets, as well as in the broader commercial and retail credit markets, could have a material adverse effect on our financial condition and operating results. In addition, deflationary pressures, while possibly lowering our operating costs, could have a significant negative effect on our borrowers, especially our business borrowers, and the values of underlying collateral securing loans, which could negatively affect our financial performance.
Inflation can have an adverse impact on our business and on our customers.
Inflation risk is the risk that the value of assets or income from investments will be worth less in the future as inflation decreases the value of money. In response to a pronounced rise in inflation, the FRB has raised certain benchmark interest rates to combat inflation. However, in September, the FRB reduced rates by 50 basis points and by an additional 25 basis points in November and December. As inflation increases and market interest rates rise, the value of our investment securities, particularly those with longer maturities, decrease although this effect can be less pronounced for floating rate instruments. In addition, inflation generally increases the cost of goods and services we use in our business operations, such as electricity and other utilities, which increases our non-interest expenses. Furthermore, our customers are also affected by inflation and the rising costs of goods and services used in their households and businesses, which could have a negative impact on their ability to repay their loans with us. Sustained higher interest rates by the FRB to tame persistent inflationary price pressures could also push down asset prices and weaken economic activity. Interest rates are highly sensitive to many factors that are beyond our control, including global, domestic and local economic conditions and the policies of various governmental and regulatory agencies and, specifically, the FRB. A deterioration in economic conditions in the United States and our markets could result in an increase in loan delinquencies and non-performing assets, decreases in loan collateral values and a decrease in demand for our products and services, all of which, in turn, would adversely affect our business, financial condition and results of operations.
Interruption of our customer's supply chains and federal funding could negatively impact their business and operations and impact their ability to repay their loans.
Any material interruption in our customers' supply chains, such as a material interruption of the resources required to conduct their business, such as those resulting from interruptions in service by third-party providers, trade restrictions, such as increased tariffs or quotas, embargoes or customs restrictions, reductions in federal subsidies or grants, social or labor unrest, natural disasters, epidemics or pandemics or political disputes and military conflicts, that cause a material disruption in our customers' supply chains, could have a negative impact on their business and ability to repay their borrowings with us. In the event of disruptions in our customers' supply chains, the labor and materials they rely on in the ordinary course of business may not be available at reasonable rates or at all. Additionally, changes in distribution of federal funds or freezing of federal funds, including the reduction in federal workforce causing unemployment, could have an adverse effect on the ability of consumers and businesses to pay debts and/or affect the demand for loans and deposits.
The failure to address the federal debt ceiling in a timely manner, downgrades of the U.S. credit rating and uncertain credit and financial market conditions may affect the stability of securities issued or guaranteed by the federal government, which may affect the valuation or liquidity of our investment securities portfolio and increase future borrowing costs.
As a result of uncertain political, credit and financial market conditions, including the potential consequences of the federal government defaulting on its obligations for a period of time due to federal debt ceiling limitations or other unresolved political issues, investments in financial instruments issued or guaranteed by the federal government pose credit default and liquidity risks. Given that future deterioration in the U.S. credit and financial markets is a possibility, losses or significant deterioration in the fair value of our U.S. government issued or guaranteed investments may occur. At December 31, 2024, we had approximately $75.3 million, $35.8 million and $989.0 million invested in U.S. Government agency securities, corporate bonds and residential mortgage-backed securities issued or guaranteed by government-sponsored enterprises, respectively. Downgrades to the U.S. credit rating could affect the stability of securities issued or guaranteed by the federal government and the valuation or liquidity of our portfolio of such investment securities, and could result in our counterparties requiring additional collateral for our borrowings. Further, unless and until U.S. political, credit and financial market conditions have been sufficiently resolved or stabilized, it may increase our future borrowing costs.

Risks Related to Competitive Matters
Competition within our market areas may limit our growth and profitability.
We face intense competition in making loans and attracting deposits. Price competition from other financial institutions, credit unions, money market and mutual funds, insurance companies, and other non-traditional competitors such as financial technology companies, for loans and deposits sometimes results in us charging lower interest rates on our loans and paying higher interest rates on our deposits, which may reduce our net interest income. Competition also makes it more difficult and costly to attract and retain qualified employees. Many of the institutions with which we compete have substantially greater resources and lending limits than we have and may offer services that we do not provide. Our competitors also may price loan and deposit products aggressively when they enter into new lines of business or new market areas. We expect competition to increase in the future as a result of legislative, regulatory, and technological changes and the continuing trend of consolidation in the financial services industry. If we are not able to compete effectively in our market area, our profitability may be negatively affected. The greater resources and broader offering of deposit and loan products of some of our competitors may also limit our ability to increase our interest-earning assets.
Risks Related to Interest Rates
Changes in market interest rates in an increasing rate environment could adversely affect our financial condition and results of operations.
Our financial condition and results of operations are significantly affected by changes in market interest rates. Our results of operations substantially depend on our net interest income, which is the difference between the interest income we earn on our interest-earning assets and the interest expense we pay on our interest-bearing liabilities. Our interest-bearing liabilities generally reprice or mature more quickly than our interest-earning assets. As rates increase, the rates we pay on our deposits and borrowed funds can increase more quickly than interest rates earned on our loans and investments, resulting in a negative effect on interest spreads and net interest income which has negatively affected our profitability. In addition, as a result of rising interest rates, customers may shift deposits from lower-cost transaction and savings accounts to higher-cost certificates of deposit. However, the rates we earn on our loans may not increase as rapidly. Conversely, when interest rates fall, our net interest margin could be affected negatively if competitive pressures keep us from reducing rates on our deposits, while the yields on our assets may decrease more rapidly through loan prepayments and interest rate adjustments.
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
At December 31, 2024, our simulation model indicated that our net portfolio value (the net present value of our interest-earning assets and interest-bearing liabilities) would increase by 6.87% if there was an instantaneous parallel 200 basis point decrease in market interest rates. Although interest rate risk calculations provide an indication of our interest rate risk exposure at a particular point in time, such measurements are not intended to and do not provide a precise forecast of the effect of changes in market interest rates on our net portfolio value or net interest income and likely will differ from actual results.

Risks Related to Operational Matters
Our funding sources may prove insufficient to replace deposits at maturity and support our future growth. A lack of liquidity could adversely affect our financial condition and results of operations and result in regulatory limits being placed on us.
We maintain sufficient funds to respond to the needs of depositors and borrowers. Deposits have traditionally been our primary source of funds for use in lending and investment activities. We also receive funds from loan repayments, investment security maturities and income on other interest-earning assets. While we emphasize the generation of low-cost core deposits as a source of funding, there is strong competition for such deposits in our market area. Additionally, deposit balances can decrease if customers identify alternative investments opportunities. Accordingly, as a part of our liquidity management, we may use a number of funding sources in addition to deposits and repayments and maturities of loans and investments. As we continue to grow, we are likely to become more dependent on these sources, which may include FHLB advances, federal funds purchased and brokered certificates of deposit. Adverse operating results or changes in industry conditions could lead to difficulty or an inability to access these additional funding sources.
Our financial flexibility will be severely constrained if we are unable to maintain our access to funding or if adequate financing is not available to accommodate future growth at acceptable interest rates. Further, if we are required to rely more heavily on more expensive funding sources to support liquidity and future growth, our revenues may not increase proportionately to cover our increased costs. In this case, our operating margins and profitability would be adversely affected. Alternatively, we may need to sell a portion of our investment and/or loan portfolio to raise funds, which, depending upon market conditions, could result in us realizing a loss on the sale of such assets. As of December 31, 2024, we had a net unrealized loss of $29.0 million on our debt securities available-for-sale portfolio as a result of the previously rising interest rate environment. Our investment securities totaled $1.14 billion, or 20.1%, of total assets, at December 31, 2024.
Our access to funding sources, including the FHLB and brokered deposits, in amounts adequate to finance our activities could be impaired by factors that affect us specifically or the financial services industry in general. Unexpected changes to the FHLB’s underwriting guidelines for wholesale borrowings or lending policies may limit or restrict our ability to borrow, and therefore could have a significant adverse impact on our liquidity.
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
Information technology systems are critical to our business. We use various technology systems to manage our customer relationships, general ledger, securities, deposits, and loans. We have established policies and procedures to prevent or limit the effect of system failures, interruptions, and security breaches, but such events may still occur or may not be adequately addressed if they do occur. In addition, any compromise of our systems could deter customers from using our products and services. Although we rely on security systems to provide the security and authentication necessary to affect the secure transmission of data, these precautions may not protect our systems from compromises or breaches of security.
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
We regularly collect, process, transmit and store significant amounts of confidential information regarding our customers, employees and others and concerning our business, operations, plans and strategies. In some cases, this confidential or proprietary information is collected, compiled, processed, transmitted, or stored by third parties on our behalf. Our heavy reliance on information technology systems (both internal and external) exposes us to operational risks which include the risk of malfeasance by employees or persons outside of our organization, errors relating to transaction processing and technology, systems failures or interruptions, failures to properly implement systems upgrades, breaches of our internal control systems and compliance requirements, and business continuation and disaster recovery.
Information security risks have generally increased in recent years because of the proliferation of new technologies, the use of the Internet and telecommunications technologies to conduct financial and other transactions, the increased sophistication and activities of perpetrators of cyber-attacks and mobile phishing and an increase in our remote workforce. Mobile phishing, a means for identity thieves to obtain sensitive personal information through fraudulent e-mail, text or voice mail, is a continuing threat targeting the customers of financial entities. A failure in or breach of our operational or information security systems, or those of our third-party service providers, as a result of cyber-attacks or information security breaches or due to employee error, malfeasance or other disruptions could adversely affect our business, result in the disclosure or misuse of confidential or proprietary information, damage our reputation, increase our costs and/or cause losses.
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
Our enterprise risk management framework seeks to achieve an appropriate balance between risk and return, which is critical to optimizing stockholder value. We have established processes and procedures intended to identify, measure, monitor, report and analyze the types of risk to which we are subject, including credit, liquidity, operational, market, strategic, regulatory compliance and reputational. However, as with any risk management framework, there are inherent limitations to our risk management strategies as there may exist, or develop in the future, risks that we have not appropriately anticipated or identified. If our risk management framework proves ineffective, we could suffer unexpected losses and our business and results of operations could be materially adversely affected.
Our Board of Directors needs to leverage, to a large degree, management and an outside consultant, in overseeing cybersecurity risk management.
The Board of Directors established a Compliance and Information Technology (“CIT”) Committee with specific responsibilities for overseeing cybersecurity threats, among other things. Our Chief Information Security Officer provides the CIT Committee with periodic reports on our cybersecurity risks and any material cybersecurity incidents. The CIT Committee retains an independent external cybersecurity consultant who regularly attends all CIT Committee meetings and reports directly to the CIT Committee Chair. In addition, Northfield Bank maintains an Information and Cybersecurity Program under the leadership of the Chief Risk Officer, the Chief Information Officer, and the Chief Information Security Officer, with Board of Directors oversight for identifying and mitigating information security risks. For this oversight of cybersecurity, our Board of Directors, through the CIT Committee, work with the Chief Risk Officer, the Chief Information Officer, and the Chief Information Security Officer, as well as the independent external cybersecurity consultant.
The soundness of other financial institutions could adversely affect us
Our ability to engage in routine funding transactions could be adversely affected by the actions and commercial soundness of other financial institutions. Financial services institutions are interrelated as a result of trading, clearing, counterparty and other relationships. We have exposure to many different counterparties, and we routinely execute transactions with counterparties in the financial industry, including brokers and dealers, other commercial banks, investment banks, mutual and hedge funds, and other financial institutions. As a result, defaults by, or even rumors or questions about, one or more financial services institutions, or the financial services industry generally could lead to market-wide liquidity problems and losses or defaults by us or by other institutions and organizations. Many of these transactions expose us to credit risk in the event of default of our counterparty or client. In addition, our credit risk may be exacerbated when the collateral held by us cannot be liquidated or is liquidated at prices not sufficient to recover the full amount of the financial instrument exposure due to us. Any such losses could materially and adversely affect our results of operations.

Risks Related to Environmental Matters
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
At December 31, 2024, we had $41.0 million in goodwill which we are required to test on a periodic basis. The impairment testing process considers a variety of factors, including the current market price of our common shares, the estimated net present value of our assets and liabilities and information concerning the terminal valuation of similarly situated insured depository institutions. It is possible that future impairment testing could result in a partial or full impairment of the value of our goodwill. If an impairment determination is made in a future reporting period, our earnings and the book value of goodwill will be reduced by the amount of the impairment.
If our municipal banking deposits were lost within a short period of time, this could negatively impact our liquidity and earnings.
As of December 31, 2024, municipal deposits, which are secured by the Bank's investment securities or letters of credit issued by the FHLBNY, totaled $859.3 million, or 20.8% of total deposits. Municipal deposits may be more volatile than other deposits and generally are larger than our retail or business deposits. If a significant amount of these deposits were withdrawn within a short period of time, it could have a negative impact on our short-term liquidity or if the cost to replace such funds was more expensive, it could have an adverse impact on our earnings.

Changes in the valuation of our securities portfolio could reduce net income and lower our capital levels.
Our securities portfolio may be affected by fluctuations in market value, potentially reducing accumulated other comprehensive income and/or earnings. Fluctuations in market value may be caused by changes in market interest rates, lower market prices for securities and limited investor demand. Management evaluates securities for impairment on a quarterly basis, with more frequent evaluation for selected issues. In analyzing a debt issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, industry analysts’ reports and, to a lesser extent given the relatively insignificant levels of depreciation in our debt portfolio, spread differentials between the effective rates on instruments in the portfolio compared to risk-free rates. In analyzing an equity issuer’s financial condition, management considers industry analysts’ reports, financial performance, and projected target prices of investment analysts within a one-year time period. If this evaluation shows impairment to the actual or projected cash flows associated with one or more securities, a potential loss to earnings may occur. Changes in interest rates also can have an adverse effect on our financial condition, as our available-for-sale securities are reported at their estimated fair value, and therefore are impacted by fluctuations in interest rates. We increase or decrease our stockholders’ equity by the amount of change in the estimated fair value of the available-for-sale securities, net of taxes. The declines in market value could result in other-than-temporary impairments of these assets, which would lead to accounting charges that could have a material adverse effect on our net income and capital levels.
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
Our certificate of incorporation and bylaws, federal regulations, Delaware law, shares of restricted stock and stock options that we have granted or may grant to employees and directors, stock ownership by our management and directors and employment agreements that we have entered into with our executive officers, and various other factors may make it more difficult for companies or persons to acquire control of Northfield Bancorp without the consent of our Board of Directors, which could adversely affect the market price of our common stock.

ITEM 1B.    UNRESOLVED STAFF COMMENTS
There are no unresolved staff comments.
ITEM 1C.    CYBERSECURITY
Cybersecurity Risk Management and Strategy
Our cybersecurity risk management program is an integrated component of the Enterprise Risk Management strategy designed to protect the confidentiality, integrity and availability of our critical systems and information.
We design and evaluate our program based on industry recognized standards such as the National Institute of Standards and Technology Cybersecurity Framework and the Center for Internet Security Controls. This does not imply that we meet any particular technical standards, specifications, or requirements, but rather that we use these standards as a guide to help us identify, assess, and manage cybersecurity risks relevant to our business.

Our cybersecurity risk management program is closely aligned with the Company’s business strategy. It shares common methodologies, reporting channels and governance processes that apply to other areas of enterprise risk, including third-party relationships, legal, compliance, strategic, operational, and financial. Key elements of our enterprise cybersecurity risk management program include:
•implementation of policies and procedures in the areas of Information Security, Business Continuity, Disaster Recovery, Privacy, Third-Party Relationship Risk Management, Risk Management, and Incident Response;
•risk assessments designed to help identify material cybersecurity risks to our critical systems, data, products, services, and our broader enterprise information technology environment;
•an independent second line function, the Information Security Department, which is principally responsible for managing our cybersecurity risk assessment processes, executing our incident response plan, and monitoring of our security controls;
•the use of external service providers, where appropriate, to assess, test and enhance our security controls, including penetration testing, training, and table top exercises;
•a comprehensive employee training and awareness program which includes periodic security assessments to test knowledge and reinforce adoption of security processes and controls that include simulated phishing attacks;
•membership with the Financial Services Information Sharing and Analysis Center (FS-ISAC) and annual participation in the Cyber Attacks against Payment Systems (CAPS) exercises;
•regular reporting of cybersecurity metrics and other risk/threat information matters to both the Management Risk and CIT Committees;
•a cybersecurity incident response plan that includes procedures for responding to cybersecurity incidents; and
•a third-party relationships risk management process for service providers, suppliers and vendors which analyses, monitors, reports, and mitigates cyber risks associated with third-party relationships.
Risks from cybersecurity threats, including any previous cybersecurity events, have not materially affected or are reasonably likely to materially affect the Company, including its business strategy, results of operations, or financial conditions, and any expenses incurred from cybersecurity incidents have been immaterial. For a discussion of whether and how any risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, have materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations or financial condition, refer to Item 1A. Risk Factors – “Risks Related to Operational Matters”.
Cybersecurity Governance
The Board of Directors has established its CIT Committee with specific responsibilities for overseeing the cybersecurity risk management program, among other things. Our Chief Information Security Officer (“CISO”) provides the CIT Committee with periodic reports on cybersecurity risks, threats and any material cybersecurity incidents. The CIT Committee also retains an independent external cybersecurity consultant who attends all CIT Committee meetings and reports directly to the CIT Committee Chair. In addition, the external cyber security consultant provides periodic training to the CIT Committee and to our Board of Directors.
Northfield Bank maintains a comprehensive Information and Cybersecurity Program led by our Chief Risk Officer, the Chief Information Officer, and the CISO. The program is designed to identify and mitigate information security risks, with timely Board oversight. The Chief Risk Officer briefs the Board of Directors on information security matters during every meeting, ensuring that cybersecurity risks and strategies align with Northfield Bank's risk profile.
The Information Security Department is primarily responsible for identifying, assessing and managing material risks from cybersecurity threats and overseeing cybersecurity third-party relationships. The Information Security Department is led by our CISO, who has over 15 years of experience in the cybersecurity space and has obtained professional security certifications and advanced training in the field of cybersecurity and technology. Our CISO and our Chief Information Officer, along with key members of their departments, regularly collaborate with peer institutions, industry groups, policymakers and third-party relationships to discuss cybersecurity trends and issues and identify best practices. The cybersecurity risk management program is periodically reviewed to address changing threats and conditions. Our internal audit team, led by our Chief Internal Auditor, provides independent assurance and evaluation of processes, controls and cybersecurity risk management practices to ensure they are adequate and functioning as intended.

The Information Security Department also monitors the prevention, detection, mitigation, and remediation of cybersecurity risks and incidents through various means, including briefings with internal security personnel, threat intelligence and other information obtained from governmental, public or private sources, including external consultants engaged by us, and alerts and reports produced by security tools deployed in the information technology environment.
ITEM 2.    PROPERTIES
The Company operates from its corporate offices located at 581 Main Street, Woodbridge, New Jersey, its home office located at a branch in Staten Island, New York, and its additional 36 branch offices located in New York and New Jersey. The branch offices are located in the New York counties of Richmond and Kings, and the New Jersey counties of Hunterdon, Mercer, Middlesex, and Union. The net book value of our premises, land, and equipment was $22.0 million at December 31, 2024.
ITEM 3.    LEGAL PROCEEDINGS
In the normal course of business, we may be party to various outstanding legal proceedings and claims. In the opinion of management, our consolidated financial statements are not likely to be materially affected by the outcome of such legal proceedings and claims as of December 31, 2024.
ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES
Our shares of common stock are traded on the NASDAQ Global Select Market under the symbol “NFBK.”  The approximate number of holders of record of Northfield Bancorp’s common stock as of February 28, 2025, was 3,565. Certain shares of Northfield Bancorp are held in “nominee” or “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number.
Stock Performance Graph
Set forth below is a stock performance graph comparing (a) the cumulative total return on the Northfield Bancorp’s common stock for the period December 31, 2019, through December 31, 2024, (b) the cumulative total return of the stocks included in the NASDAQ Composite Index over such period, (c) the cumulative total return on stocks included in the S&P U.S. SmallCap Banks Index over such period and, (d) the cumulative total return on stocks included in the KBW NASDAQ Bank Index over such period. Cumulative return assumes the reinvestment of dividends, and is expressed in dollars based on an assumed investment of $100.

5 Year Total Return Performance
Index Value
250
200
150
100
50
12/31/19
12/31/20
12/31/21
12/31/22
12/31/23
12/31/24
Northfield Bancorp, Inc.
NASDAQ Composite Index
S&P U.S. SmallCap Banks Index
KBW NASDAQ Bank Index

	As of
Index	12/31/2019	12/31/2020	12/31/2021	12/31/2022	12/31/2023	12/31/2024
Northfield Bancorp, Inc.	100.00	75.64	102.25	103.13	86.46	83.83
NASDAQ Composite Index	100.00	144.92	177.06	119.45	172.77	223.87
S&P U.S. SmallCap Bank Index	100.00	90.82	126.43	111.47	112.03	132.44
KBW NASDAQ Bank Index	100.00	89.69	124.06	97.52	96.65	132.60

Source: S&P Global Market Intelligence, a division of S&P Global Inc.

Issuer Purchases of Equity Securities
On June 16, 2022, the Board of Directors of the Company approved a $45.0 million stock repurchase program, which was completed in May 2023. On June 1, 2023, the Board of Directors of the Company approved a $10.0 million stock repurchase program which was completed in August 2023. On November 7, 2023, the Board of Directors of the Company approved a $7.5 million stock repurchase program which was completed in January 2024. On April 24, 2024, the Board of Directors of the Company approved a $5.0 million stock repurchase program which was completed in May 2024, and on June 14, 2024, the Board of Directors of the Company approved a $10.0 million stock repurchase program which was completed in August 2024.
During the years ended December 31, 2024 and 2023, the Company repurchased 1,802,072 shares of its common stock outstanding at an average price of $10.24 per share for a total cost of $18.4 million, and 3,074,332 shares of its common stock outstanding at an average price of $11.99 per share for a total cost of $36.9 million, respectively, pursuant to the approved stock repurchase plans.
At December 31, 2024, the Company had no outstanding repurchase programs. The Company did not make any repurchases of its common stock during the three months ended December 31, 2024. On February 26, 2025, the Board of Directors of the Company approved a new $5.0 million stock repurchase program and anticipates conducting such repurchases beginning on March 3, 2025. The repurchase program has no expiration date.
ITEM 6.    [RESERVED]

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with the consolidated financial statements of Northfield Bancorp and the Notes thereto included elsewhere in this report (collectively, the “financial statements”).
Overview
Net income was $29.9 million, or $0.72 per diluted common share, and $37.7 million, or $0.86 per diluted common share, for the years ended December 31, 2024 and December 31, 2023, respectively. Significant variances from the prior year are as follows: a $10.2 million decrease in net interest income, a $2.9 million increase in the provision for credit losses on loans, a $4.9 million increase in non-interest income, a $3.1 million increase in non-interest expense, and a $3.5 million decrease in income tax expense. Net income for the year ended December 31, 2024 included a $3.4 million, or $0.06 per share, gain on sale of property, additional tax expense of $795,000, or $0.02 per share, related to options that expired in June 2024, and severance expense of $683,000, or $0.01 per share, related to severance expense. Net income for the year ended December 31, 2023 included $440,000, or $0.01 per share, in severance expense.
Assets increased by $68.0 million, or 1.2%, to $5.67 billion at December 31, 2024 compared to $5.60 billion at December 31, 2023. The increase was primarily due to an increase in available-for-sale debt securities of $305.4 million, or 38.4%, partially offset by decreases in loans receivable of $181.4 million, or 4.3%, and cash and cash equivalents of $61.8 million, or 26.9%.
Liabilities increased by $62.7 million, or 1.3%, to $4.96 billion at December 31, 2024, from $4.90 billion at December 31, 2023, as the increase in total deposits of $260.0 million was largely offset by a decrease in FHLB advances, other borrowings and securities sold under agreements to repurchase of $192.6 million.
Stockholders’ equity increased by $5.3 million to $704.7 million at December 31, 2024, from $699.4 million at December 31, 2023. The increase was attributable to net income of $29.9 million for the year ended December 31, 2024, a $12.1 million increase in accumulated other comprehensive income, associated with an increase in the estimated fair value of our debt securities available-for-sale portfolio due to the increase in market interest rates, and a $3.6 million increase in equity award activity, partially offset by $18.1 million in stock repurchases and $21.8 million in dividend payments.

Selected Financial Data
The summary information presented below at the dates or for each of the years presented is derived in part from our consolidated financial statements.  The following information is only a summary, and should be read in conjunction with our consolidated financial statements and notes included in this Annual Report on Form 10-K.

	At December 31,
	2024	2023	2022
	(Dollars in thousands)
Selected Financial Condition Data:
Total assets	$5,666,378	$5,598,396	$5,601,293
Cash and cash equivalents	167,744	229,506	45,799
Trading securities	13,884	12,549	10,751
Debt securities available-for-sale, at estimated fair value	1,100,817	795,464	952,173
Debt securities held-to-maturity, at amortized cost	9,303	9,866	10,760
Equity securities	14,261	10,629	10,443
Loans held-for-sale	4,897	—	—
Loans held-for-investment, net	4,022,224	4,203,654	4,243,693
Allowance for credit losses	(35,183)	(37,535)	(42,617)
Net loans held-for-investment	3,987,041	4,166,119	4,201,076
Bank-owned life insurance	175,759	171,543	167,912
FHLBNY stock, at cost	35,894	39,667	30,382
Operating lease right-of-use assets	27,771	30,202	34,288
Deposits	4,138,477	3,878,435	4,150,219
Borrowed funds	666,402	859,272	583,859
Subordinated debentures, net of issuance costs	61,442	61,219	60,996
Operating lease liabilities	32,209	35,205	39,790
Total liabilities	4,961,682	4,898,951	4,899,903
Total stockholders’ equity	$704,696	$699,445	$701,390

	Years Ended December 31,
	2024	2023	2022
	(Dollars in thousands, except share data)
Selected Operating Data:
Interest income	$237,908	$208,795	$179,688
Interest expense	123,423	84,128	21,382
Net interest income before provision for credit losses	114,485	124,667	158,306
Provision for credit losses	4,281	1,353	4,482
Net interest income after provision for credit losses	110,204	123,314	153,824
Non-interest income	16,822	11,896	7,983
Non-interest expense	86,525	83,450	76,948
Income before income taxes	40,501	51,760	84,859
Income tax expense	10,556	14,091	23,740
Net income	$29,945	$37,669	$61,119
Net income per common share - basic	$0.72	$0.86	$1.32
Net income per common share - diluted	$0.72	$0.86	$1.32
Weighted average basic shares outstanding	41,567,370	43,560,844	46,234,122
Weighted average diluted shares outstanding	41,628,660	43,638,616	46,438,119

	At or For the Years Ended December 31,
	2024	2023	2022
Selected Financial Ratios and Other Data:
Performance Ratios:
Return on assets (ratio of net income to average total assets)(1) (2) (3)	0.52%	0.68%	1.09%
Return on equity (ratio of net income to average equity)(1) (2) (3)	4.30	5.45	8.57
Interest rate spread(4)	1.45	1.82	2.82
Net interest margin(5)	2.10	2.35	2.97
Dividend payout ratio(6)	72.89	60.51	39.48
Efficiency ratio(7) (8)	65.90	61.11	46.27
Non-interest expense to average total assets	1.51	1.50	1.38
Average interest-earning assets to average interest-bearing liabilities	128.77	133.01	137.82
Average equity to average total assets	12.14	12.44	12.75
Asset Quality Ratios:
Non-performing assets to total assets	0.36	0.20	0.18
Non-performing loans to total loans(9) (10)	0.51	0.27	0.24
Allowance for credit losses to total non-performing loans(11)	227.72	328.30	416.26
Allowance for credit losses to total loans held-for-investment, net(12) (13)	0.87	0.89	1.00
Capital Ratio:
Tier 1 capital (to adjusted assets)	12.11	12.58	12.64
Other Data:
Number of full service offices	37	39	38
Full time equivalent employees	359	401	400

(1)	The year ended December 31, 2024, includes a $2.4 million, after tax, gain on sale of property, $795,000 additional tax expense related to options that expired in June 2024, and $492,000, after tax, of severance costs.
(2)	The year ended December 31, 2023, includes $317,000, after tax, of severance costs and $96,000, after tax, of gains on loans sold.
(3)	The year ended December 31, 2022, includes $925,000, after tax, of net interest income generated from accelerated accretion of fees related to the forgiveness of PPP loans and $326,000, after-tax, in gains on loans sold.
(4)	The interest rate spread represents the difference between the weighted-average yield on interest earning assets and the weighted-average costs of interest-bearing liabilities.
(5)	The net interest margin represents net interest income as a percent of average interest-earning assets for the period.
(6)	Dividend payout ratio is calculated as total dividends declared for the year divided by net income for the year.
(7)	The efficiency ratio represents non-interest expense divided by the sum of net interest income and non-interest income.
(8)	The year ended December 31, 2024, includes $3.4 million, pre-tax, of gain on sale of property, and $683,000, pre-tax, of severance costs. The year ended December 31, 2023, includes $440,000, pre-tax, of severance costs. The year ended December 31, 2022, includes $1.3 million, pre-tax, of net interest income generated from accelerated accretion of fees related to the forgiveness of PPP loans.
(9)	Non-performing loans consist of non-accruing loans and loans 90 days or more past due and still accruing (excluding PCD loans), included in total loans held-for-investment, net, and non-performing loans held-for-sale, included in loans held-for-sale.
(10)	Includes originated loans held-for-investment, PCD loans, acquired loans, and loans held-for-sale.
(11)	Excludes non-performing loans held-for-sale.
(12)	Includes originated loans held-for-investment, PCD loans and acquired loans (and related allowance for credit losses).
(13)	Excluding PPP loans of $5.1 million, which are fully government guaranteed and do not carry any provision for losses, the allowance for credit losses to total loans held for investment, net, totaled 1.01% at December 31, 2022. PPP loans were of insignificant value at December 31, 2023 and 2024.

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
Allowance for Credit Losses on Loans. The Company estimates and recognize an allowance for lifetime expected credit losses for loans and other financial assets measured at amortized cost. See Note 1 to the Company's consolidated financial statements for further discussion of the Company's accounting policies and methodologies for establishing the allowance for credit losses. We identified our policy on the allowance for credit losses on loans to be a critical accounting policy because management makes subjective and/or complex judgments about matters that are inherently uncertain and because it is likely that materially different amounts would be reported under different conditions or using different assumptions.
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

The Company utilizes a two-year reasonable and supportable forecast period after which estimated losses revert to historical loss experience immediately for the remaining life of the loan. In establishing its estimate of expected credit losses, the Company utilizes five externally-sourced forward-looking economic scenarios developed by Moody's Analytics (“Moody's”) so as to incorporate uncertainties related to the economic environment. These scenarios, which range from more benign to more severe economic outlooks, include a ‘most likely outcome’ (the “Baseline” scenario) and four less likely scenarios referred to as the “Upside” and “Downside” scenarios. Each scenario is weighted with a majority of the weighting placed on the Baseline scenario and lower weights placed on both the Upside and Downside scenarios. The weighting assigned by management is based on the economic outlook and available information at the reporting date. The model projects economic variables under each scenario based on detailed statistical analyses. The Company has identified and selected key variables that most closely correlated to its historical credit performance, which include: gross domestic product, unemployment, and three collateral indices: the Commercial Property Price Index, the Commercial Property Price Apartment Index and the Case-Shiller Home Price Index.
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
The following table details the five Moody's scenarios utilized in determining the allowance for credit losses on loans at December 31, 2024, and weightings of each scenario:

Model Scenario	Moody's Scenario Description	Weight
S0	Upside - 4th Percentile	4%
S1	Upside - 10th Percentile	10%
S3	Downside - 90th Percentile	10%
S4	Downside - 96th Percentile	4%
Baseline	Baseline Scenario	72%

If we placed 100% weighting on the baseline scenario, the quantitative allowance for credit losses at December 31, 2024 would have been approximately $2.8 million lower. Conversely, if we removed the upside scenarios and reallocated the weights from S0 to S4 and S1 to S3, the allowance for credit losses would have increased approximately $2.8 million. These forecasts revert to our long-term historical average loss rate after a 24-month forecasting period.
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

We have a concentration of loans secured by real property located in New York, New Jersey, and, to a lesser extent, eastern Pennsylvania. As a substantial amount of our loan portfolio is collateralized by real estate, appraisals of the underlying value of property securing loans are critical in determining the amount of the allowance required for specific loans. Assumptions for appraisal valuations are instrumental in determining the value of properties. Overly optimistic assumptions or negative changes to assumptions could significantly impact the valuation of a property securing a loan and the related allowance determined. The assumptions supporting such appraisals are reviewed by management and an independent third-party appraiser to determine that the resulting values reasonably reflect amounts realizable on the collateral. Based on the composition of our loan portfolio, we believe the primary risks are changes in interest rates, inflation, a decline in the economy generally, or a decline in real estate market values in New York, New Jersey, or eastern Pennsylvania. Any one or a combination of these events may adversely affect our loan portfolio resulting in delinquencies, increased credit losses, and increased credit loss provisions.
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

Comparison of Financial Condition at December 31, 2024 and 2023
Total assets increased by $68.0 million, or 1.2%, to $5.67 billion at December 31, 2024, from $5.60 billion at December 31, 2023. The increase was primarily due to an increase in available-for-sale debt securities of $305.4 million, or 38.4%, partially offset by decreases in loans receivable of $181.4 million, or 4.3%, and cash and cash equivalents of $61.8 million, or 26.9%.
Cash and cash equivalents decreased by $61.8 million, or 26.9%, to $167.7 million at December 31, 2024, from $229.5 million at December 31, 2023. Balances fluctuate based on the timing of receipt of security and loan repayments and the redeployment of cash into higher-yielding assets such as loans and securities, or the funding of deposit outflows or borrowing maturities. During the fourth quarter the Company paid off its borrowings under the BTFP, which were $94.5 million at December 31, 2023.
The Company’s available-for-sale debt securities portfolio increased by $305.4 million, or 38.4%, to $1.10 billion at December 31, 2024, from $795.5 million at December 31, 2023. The increase was primarily attributable to purchases of securities, partially offset by paydowns, maturities, and calls. At December 31, 2024, $989.0 million of the portfolio consisted of residential mortgage-backed securities issued or guaranteed by Fannie Mae, Freddie Mac, or Ginnie Mae. In addition, the Company held $75.3 million in U.S. Government agency securities, $35.8 million in corporate bonds, substantially all of which were considered investment grade, and $685,000 in municipal bonds at December 31, 2024. Gross unrealized losses, net of tax, on available-for-sale debt securities and held-to-maturity securities approximated $21.8 million and $400,000, respectively, at December 31, 2024, and $32.5 million and $279,000, respectively, at December 31, 2023.
Equity securities were $14.3 million at December 31, 2024 and $10.6 million at December 31, 2023. Equity securities are primarily comprised of an investment in a Small Business Administration Loan Fund, and, to a lesser extent, investments in money market mutual funds. The investment in the Small Business Administration Loan Fund is utilized by the Bank as part of its Community Reinvestment Act program. The increase in equity securities was primarily due to the purchase of money market mutual funds.
Loans held for investment, net, decreased by $181.4 million to $4.02 billion at December 31, 2024, from $4.20 billion at December 31, 2023, primarily due to a decrease in multifamily loans and commercial real estate loans, partially offset by an increase in home equity and lines of credit, commercial and industrial, and construction and land loans. The Company continues to focus on the credit needs of its customers, and to a lesser extent, the development of new business. Multifamily loans decreased $153.5 million, or 5.6%, to $2.60 billion at December 31, 2024 from $2.75 billion at December 31, 2023, commercial real estate loans decreased $39.8 million, or 4.3%, to $889.8 million at December 31, 2024 from $929.6 million at December 31, 2023, and one-to-four family residential loans decreased $10.6 million, or 6.6%, to $150.2 million at December 31, 2024 from $160.8 million at December 31, 2023. Partially offsetting these decreases were increases in home equity and lines of credit loans of $10.5 million, or 6.4%, to $174.1 million at December 31, 2024 from $163.5 million at December 31, 2023, commercial and industrial loans of $8.2 million, or 5.3%, to $163.4 million at December 31, 2024 from $155.3 million at December 31, 2023, and construction and land loans of $4.9 million, or 15.9%, to $35.9 million at December 31, 2024 from $31.0 million at December 31, 2023.
As of December 31, 2024, non-owner occupied commercial real estate loans (as defined by regulatory guidance) to total risk-based capital was estimated at approximately 434%. Management believes that Northfield Bank (the “Bank”) has implemented appropriate risk management practices, including risk assessments, board-approved underwriting policies and related procedures, which include monitoring Bank portfolio performance, performing market analysis (economic and real estate), and stressing the Bank’s commercial real estate portfolio under severe, adverse economic conditions. Although management believes the Bank has implemented appropriate policies and procedures to manage its commercial real estate concentration risk, the Bank’s regulators could require it to implement additional policies and procedures or could require it to maintain higher levels of regulatory capital, which might adversely affect its loan originations, the Company's ability to pay dividends, and overall profitability.

Our real estate portfolio includes credit risk exposure to loans collateralized by office buildings and multifamily properties in New York State subject to some form of rent regulation limiting increases for rent stabilized multifamily properties. At December 31, 2024, office-related loans represented $184.0 million, or approximately 5% of our total loan portfolio, with an average balance of $1.8 million (although we have originated these types of loans in amounts substantially greater than this average) and a weighted average loan-to-value ratio of 59%. Approximately 42% were owner-occupied. The geographic locations of the properties collateralizing our office-related loans are as follows: 49.9% in New York, 48.6% in New Jersey and 1.5% in Pennsylvania. At December 31, 2024, our largest office-related loan had a principal balance of $89.1 million (with a net active principal balance for the Bank of $29.7 million as we have a 33.3% participation interest), was secured by an office facility located in Staten Island, New York, and was performing in accordance with its original contractual terms. At December 31, 2024, multifamily loans that have some form of rent stabilization or rent control totaled approximately $437.7 million, or approximately 11% of our total loan portfolio, with an average balance of $1.7 million (although we have originated these type of loans in amounts substantially greater than this average) and a weighted average loan-to-value ratio of 51%. At December 31, 2024, our largest rent-regulated loan had a principal balance of $16.8 million, was secured by an apartment building located in Staten Island, New York, and was performing in accordance with its original contractual terms. Management continues to closely monitor its office and rent-regulated portfolios. For further details on our rent-regulated multifamily portfolio see “Asset Quality”.
PCD loans totaled $9.2 million and $9.9 million at December 31, 2024 and December 31, 2023, respectively. The majority of the remaining PCD loan balance consists of loans acquired as part of a Federal Deposit Insurance Corporation-assisted transaction. The Company accreted interest income of $568,000 and $1.3 million attributable to PCD loans for the quarter and year ended December 31, 2024, respectively, as compared to $330,000 and $1.3 million for the quarter and year ended December 31, 2023, respectively. PCD loans had an allowance for credit losses of approximately $2.9 million and $3.1 million at December 31, 2024 and December 31, 2023, respectively.
Bank-owned life insurance increased $4.2 million, or 2.5%, to $175.8 million at December 31, 2024, as compared to $171.5 million at December 31, 2023. The increase resulted from income earned on bank-owned life insurance for the year ended December 31, 2024, which was primarily due to the restructuring and enhancements in our bank-owned life insurance policies in the fourth quarter of 2024.
FHLBNY stock decreased by $3.8 million, or 9.5%, to $35.9 million at December 31, 2024, from $39.7 million at December 31, 2023. The decrease in FHLBNY stock directly correlates with lower short-term borrowing balances at December 31, 2024, as compared to December 31, 2023.
Other assets decreased $1.6 million, or 3.4%, to $46.9 million at December 31, 2024, from $48.6 million at December 31, 2023. The decrease was primarily attributable to a decrease in deferred tax assets primarily due to a decrease in unrealized losses on the securities available-for-sale portfolio.
Total liabilities increased $62.7 million, or 1.3%, to $4.96 billion at December 31, 2024 as compared to $4.90 billion at December 31, 2023, as the increase in total deposits of $260.0 million was largely offset by a decrease in FHLB advances, other borrowings and securities sold under agreements to repurchase of $192.6 million. The Company routinely utilizes brokered deposits and borrowed funds to manage interest rate risk, the cost of interest-bearing liabilities, and funding needs related to loan originations and deposit activity.
Deposits increased $260.0 million, or 6.70%, to $4.14 billion at December 31, 2024, as compared to $3.88 billion at December 31, 2023. Brokered deposits increased by $163.4 million, or 163.4%, which were used as a lower-cost alternative to borrowings. Deposits, excluding brokered deposits, increased $96.6 million, or 2.6%. The increase in deposits, excluding brokered deposits, was attributable to increases of $81.9 million in time deposits and $66.3 million in transaction accounts, partially offset by decreases of $30.0 million in money market accounts and $21.6 million in savings accounts. Growth in time deposits was attributable to the higher interest rate environment during 2024 and offering competitive interest rates to attract deposits. Transaction growth was attributable to dedicated business development efforts, including targeted marketing mailings. Estimated gross uninsured deposits at December 31, 2024 were $1.82 billion. This total includes fully collateralized uninsured government deposits and intercompany deposits of $923.8 million, leaving estimated uninsured deposits of approximately $896.5 million, or 21.7%, of total deposits as of December 31, 2024. At December 31, 2023, estimated uninsured deposits totaled $869.9 million, or 22.4% of total deposits.
Borrowed funds decreased to $727.8 million at December 31, 2024, from $920.5 million at December 31, 2023. The decrease was due to a decrease of $167.9 million in other borrowings resulting from the maturity and replacement of FRB and FHLB borrowings with lower-cost brokered deposits, and a decrease of $25.0 million in securities sold under agreements to repurchase. Management utilizes borrowings to mitigate interest rate risk, for short-term liquidity, and to a lesser extent from time to time, as part of leverage strategies.

Total stockholders’ equity increased by $5.3 million to $704.7 million at December 31, 2024, from $699.4 million at December 31, 2023. The increase was attributable to net income of $29.9 million for the year ended December 31, 2024, a $12.1 million increase in accumulated other comprehensive income, associated with an increase in the estimated fair value of our debt securities available-for-sale portfolio due to the increase in market interest rates, and a $3.6 million increase in equity award activity, partially offset by $18.1 million in stock repurchases and $21.8 million in dividend payments. On April 24, 2024, the Board of Directors of the Company approved a $5.0 million stock repurchase program, which was completed in May 2024, and on June 14, 2024, the Board of Directors of the Company approved a $10.0 million stock repurchase program which was completed in August 2024. During the year ended December 31, 2024, the Company repurchased 1.8 million of its common stock at an average price of $10.03 for a total of $18.1 million pursuant to the approved stock repurchase programs. As of December 31, 2024, the Company had no outstanding repurchase program. On February 26, 2025, the Board of Directors of the Company approved a new $5.0 million stock repurchase program and anticipates conducting such repurchases beginning on March 3, 2025. The repurchase program has no expiration date.
Comparison of Operating Results for the Years Ended December 31, 2024 and 2023
Net Income. Net income was $29.9 million and $37.7 million for the years ended December 31, 2024 and December 31, 2023, respectively. Significant variances from the prior year are as follows: a $10.2 million decrease in net interest income, a $2.9 million increase in the provision for credit losses on loans, a $4.9 million increase in non-interest income, a $3.1 million increase in non-interest expense, and a $3.5 million decrease in income tax expense.
Interest Income. Interest income increased $29.1 million, or 13.9%, to $237.9 million for the year ended December 31, 2024, from $208.8 million for the year ended December 31, 2023, The increase in interest income was primarily due to a $151.7 million, or 2.9%, increase in the average balance of interest-earning assets coupled with a 43 basis point increase in yields on interest-earning assets, which increased to 4.36% for the year ended December 31, 2024, from 3.93% for the year ended December 31, 2023, due to the rising rate environment. The increase in the average balance of interest-earning assets was primarily due to increases in the average balance of mortgage-backed securities of $149.3 million, the average balance of interest-earning deposits in financial institutions of $91.4 million, and the average balance of other securities of $55.1 million, partially offset by a decrease in the average balance of loans of $141.7 million. The Company accreted interest income related to PCD loans of $1.3 million for both years ended December 31, 2024 and December 31, 2023. Net interest income for the year ended December 31, 2024, included loan prepayment income of $863,000 as compared to $1.6 million for the year ended December 31, 2023.
Interest Expense. Interest expense increased $39.3 million, or 46.7%, to $123.4 million for the year ended December 31, 2024, as compared to $84.1 million for the year ended December 31, 2023. The increase in interest expense was largely driven by the cost of interest-bearing liabilities, which increased by 80 basis points to 2.91% for the year ended December 31, 2024, from 2.11% for the year ended December 31, 2023, driven primarily by a 96 basis point increase in the cost of interest-bearing deposits from 1.61% to 2.57% for the year ended December 31, 2024, and, to a lesser extent, a 27 basis point increase in the cost of borrowings from 3.58% to 3.85% due to rising market interest rates, a shift in the composition of the deposit portfolio towards higher-costing certificates of deposit and a continuing reliance on borrowings. The increase in interest expense was also due to a $249.1 million, or 6.2%, increase in the average balance of interest-bearing liabilities, which consisted of an increase of $161.2 million in the average balance of interest-bearing deposits and an $87.8 million in the average balance of borrowed funds.
Net Interest Income. Net interest income for the year ended December 31, 2024, decreased $10.2 million, or 8.2%, to $114.5 million, from $124.7 million for the year ended December 31, 2023, primarily due to a 25 basis point decrease in net interest margin to 2.10% for the year ended December 31, 2024 from 2.35% for the year ended December 31, 2023. The decrease in net interest margin was primarily due to interest-bearing liabilities repricing faster than interest-earning assets. The net interest margin was negatively affected by approximately 10 basis points due to a leverage strategy implemented in the first quarter of 2024. In January 2024, the Company borrowed $300 million from the Federal Reserve Bank through the BTFP at favorable terms and conditions and invested the proceeds at higher rates. These borrowings were repaid in full as of December 31, 2024.

Provision for Credit Losses. The provision for credit losses on loans increased by $2.9 million to $4.3 million for the year ended December 31, 2024, compared to $1.4 million for the year ended December 31, 2023, primarily due to an increase in the specific reserve component of the allowance for credit losses, which was partially offset by a decrease in the general reserve component of the allowance for credit losses. The increase in the specific reserve was primarily related to a $1.2 million increase in reserves related to commercial and industrial loans. The decline in the general reserve component of the allowance for credit losses resulted from a decline in loan balances and an improvement in the macroeconomic forecast for the current period within our CECL model, partially offset by an increase in reserves related to changes in model assumptions, including the slowing of prepayment speeds, and an increase in reserves in the commercial and industrial portfolio related to an increase in non-performing loans and higher loan balances in that portfolio. Net charge-offs were $6.6 million for the year ended December 31, 2024, as compared to net charge-offs of $6.4 million for the year ended December 31, 2023, and included charge-offs of $5.5 million and $6.2 million on small business unsecured commercial and industrial loans for the years ended December 31, 2024 and 2023, respectively. Management continues to monitor the small business unsecured commercial and industrial loan portfolio, which totaled $28.9 million at December 31, 2024.
Non-interest Income. Non-interest income increased $4.9 million, or 41.4%, to $16.8 million for the year ended December 31, 2024, from $11.9 million for the year ended December 31, 2023, primarily due to a $3.4 million gain on sale of property, a $951,000 increase in fees and service charges for customer services, related to an increase in analysis fees and service charges on deposit accounts, and a $585,000 increase in income on bank owned life insurance, due to the restructuring and enhancements in our bank-owned life insurance policies in the fourth quarter of 2024.
Non-interest Expense. Non-interest expense increased $3.1 million, or 3.7%, to $86.5 million for the year ended December 31, 2024, compared to $83.5 million for the year ended December 31, 2023. The increase was primarily due to a $2.8 million increase in employee compensation and benefits, primarily attributable to higher salary expense related to annual merit increases and higher medical expense. Partially offsetting the increase was a $461,000 decrease in stock compensation expense related to performance stock awards not expected to vest. Employee compensation and benefits expense also included severance expense of $683,000 for the year ended December 31, 2024, as compared to $440,000 for the year ended December 31, 2023. During the second quarter of 2024, due to current economic conditions, the Company implemented a workforce reduction plan which included modest layoffs and staffing realignments. Additionally, non-interest expense included an $837,000 increase in credit loss expense/(benefit) for off-balance sheet exposure due to a provision of $282,000 recorded during the year ended December 31, 2024, as compared to a benefit of $555,000 for the year ended December 31, 2023. The benefit in the prior year period was attributable to a decrease in the pipeline of loans committed and awaiting closing. Partially offsetting the increases was a $602,000 decrease in advertising expense due to a change in marketing strategy and the timing of specific deposit and lending campaigns.
Income Tax Expense. The Company recorded income tax expense of $10.6 million for the year ended December 31, 2024, compared to $14.1 million for the year ended December 31, 2023, with the decrease due to lower taxable income. The effective tax rate for the year ended December 31, 2024, was 26.1%, compared to 27.2% for the year ended December 31, 2023.
Comparison of Operating Results for the Years Ended December 31, 2023 and 2022
For a discussion of our results of operations for the year ended December 31, 2023 compared to the year ended December 31, 2022, see “Part II, Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations” Comparison of Operating Results, included in our 2023 Form 10-K, filed with the SEC on February 29, 2024.

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

	For the Years Ended December 31,
	2024			2023			2022
	Average Outstanding Balance	Interest	Average Yield/ Rate	Average Outstanding Balance	Interest	Average Yield/ Rate	Average Outstanding Balance	Interest	Average Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Loans (1)	$4,106,641	$183,932	4.48%	$4,248,355	$181,638	4.28%	$4,077,175	$160,911	3.95%
Mortgage-backed securities (2)	831,681	29,406	3.54	682,416	14,708	2.16	863,897	12,461	1.44
Other securities (2)	293,776	11,459	3.90	238,722	5,087	2.13	285,385	4,325	1.52
FHLBNY stock	38,350	3,704	9.66	40,684	3,113	7.65	22,541	1,174	5.21
Interest-earning deposits	189,379	9,407	4.97	97,975	4,249	4.34	85,485	817	0.96
Total interest-earning assets	5,459,827	237,908	4.36	5,308,152	208,795	3.93	5,334,483	179,688	3.37
Non-interest-earning assets	271,162			247,050			259,891
Total assets	$5,730,989			$5,555,202			$5,594,374

Interest-bearing liabilities:
Savings, NOW, and money market accounts	$2,449,037	$50,228	2.05%	$2,463,455	$30,408	1.23%	$2,898,048	$3,610	0.12%
Certificates of deposit	746,629	32,044	4.29	571,041	18,345	3.21	525,557	6,679	1.27
Total interest-bearing deposits	3,195,666	82,272	2.57	3,034,496	48,753	1.61	3,423,605	10,289	0.30
Borrowings	982,994	37,822	3.85	895,229	32,055	3.58	413,697	9,296	2.25
Subordinated debt	61,322	3,329	5.43	61,169	3,320	5.43	33,436	1,797	5.37
Total interest-bearing liabilities	4,239,982	123,423	2.91	3,990,894	84,128	2.11	3,870,738	21,382	0.55
Non-interest-bearing deposits	694,543			770,939			907,603
Accrued expenses and other liabilities	100,704			102,563			102,807
Total liabilities	5,035,229			4,864,396			4,881,148
Stockholders’ equity	695,760			690,806			713,226
Total liabilities and stockholders’ equity	$5,730,989			$5,555,202			$5,594,374

Net interest income		$114,485			$124,667			$158,306
Net interest rate spread (3)			1.45%			1.82%			2.82%
Net interest-earning assets (4)	$1,219,845			$1,317,258			$1,463,745
Net interest margin (5)			2.10%			2.35%			2.97%
Average interest-earning assets to interest-bearing liabilities			128.77%			133.01%			137.82%

(1)	Includes non-accruing loans. Interest income on loans includes amortization of deferred loan fees, net of deferred loan costs, which was not material.
(2)	Securities available-for-sale are reported at amortized cost.
(3)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(4)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(5)	Net interest margin represents net interest income divided by average total interest-earning assets.

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

	Year Ended December 31,			Year Ended December 31,
	2024 vs. 2023			2023 vs. 2022
			Total			Total
	Increase (Decrease) Due to		Increase	Increase (Decrease) Due to		Increase
	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)
	(Dollars in thousands)
Interest-earning assets:
Loans	$(5,383)	$7,677	$2,294	$6,944	$13,783	$20,727
Mortgage-backed securities	3,742	10,956	14,698	(1,661)	3,908	2,247
Other securities	1,385	4,987	6,372	(514)	1,276	762
FHLBNY stock	(166)	757	591	1,225	714	1,939
Interest-earning deposits	4,463	695	5,158	136	3,296	3,432
Total interest-earning assets	4,041	25,072	29,113	6,130	22,977	29,107
Interest-bearing liabilities:
Savings, NOW and money market accounts	(177)	19,997	19,820	(459)	27,257	26,798
Certificates of deposit	6,546	7,153	13,699	625	11,041	11,666
Total deposits	6,369	27,150	33,519	166	38,298	38,464
Borrowings	3,376	2,400	5,776	16,963	7,319	24,282
Total interest-bearing liabilities	9,745	29,550	39,295	17,129	45,617	62,746
Change in net interest income	$(5,704)	$(4,478)	$(10,182)	$(10,999)	$(22,640)	$(33,639)
Asset Quality
PCD Loans (Held-for-Investment)
Based on a detailed review of PCD loans and experience in loan workouts, management believes it has a reasonable expectation about the amount and timing of future cash flows and accordingly has classified PCD loans of $9.2 million at December 31, 2024 and $9.9 million at December 31, 2023 as accruing, even though they may be contractually past due. At December 31, 2024, 2.1% of PCD loans were past due 30 to 89 days, and 24.9% were past due 90 days or more, as compared to 2.9% and 27.1%, respectively, at December 31, 2023.
Loans
General.  Maintaining loan quality historically has been, and will continue to be, a key element of our business strategy. We employ conservative underwriting standards for new loan originations and maintain sound credit administration practices while the loans are outstanding. In addition, substantially all of our loans are secured, predominantly by real estate. At December 31, 2024, our non-performing loans totaled $20.3 million, or 0.51%, of total loans. At the same time, net charge-offs have remained low at 0.16% of average loans outstanding for the year ended December 31, 2024, as compared to 0.15% for the year ended December 31, 2023, and 0.02% for the year ended December 31, 2022.

Non-performing Assets and Delinquent Loans.  The following table details non-performing assets consisting of non-performing loans held-for-investment and non-performing loans held-for-sale at December 31, 2024 and 2023 (in thousands):

	December 31,
	2024	2023
Non-accrual loans:
Held-for-investment	$14,264	$10,115
Loans 90 days or more past due and still accruing:
Held-for-investment	1,186	1,318
Total non-performing loans held-for-investment	15,450	11,433
Other non-performing loans held-for-sale	4,897	—
Total non-performing loans	20,347	11,433
Total non-performing assets	$20,347	$11,433
Accruing loans 30 to 89 days delinquent	$9,336	$8,683

The following table details non-performing loans by loan type at December 31, 2024 and 2023 (in thousands):

	December 31,
	2024	2023
Held-for-investment
Real estate loans:
Multifamily	$2,609	$2,709
Commercial	4,578	6,491
One-to-four family residential	—	104
Home equity and lines of credit	1,270	499
Commercial and industrial	5,807	305
Other	—	7
Total non-accrual loans held-for-investment	14,264	10,115
Loans delinquent 90 days or more and still accruing:
Real estate loans:
Multifamily	$164	$201
One-to-four family residential	882	406
Home equity and lines of credit	140	711
Total loans delinquent 90 days or more and still accruing held-for-investment	1,186	1,318
Non-performing loans held-for-sale
Commercial real estate	4,397	—
Commercial and industrial	500	—
Total non-performing loans held-for-sale	4,897	—
Total non-performing loans	$20,347	$11,433
Total non-performing assets	$20,347	$11,433
The Company's non-performing loans at December 31, 2024, totaled $20.3 million, or 0.51%, of total loans, and include $4.9 million of loans held-for-sale, as compared to $11.4 million, or 0.27%, at December 31, 2023. The $8.9 million increase in non-performing loans at December 31, 2024 as compared to December 31, 2023 was primarily due to an increase in non-performing commercial and industrial loans and an increase in non-performing commercial real estate loans. The increase in non-performing commercial and industrial loans was primarily due to two loans to one borrower totaling $1.5 million which were put on non-accrual status during the fourth quarter of 2024, a $2.5 million loan which has received multiple modifications and was put on non-accrual status during the third quarter of 2024, although current as of December 31, 2024, and performing in accordance with its modified agreement, and, to a lesser extent, an increase in non-performing unsecured small business commercial and industrial loans.

The increase in non-performing commercial real estate loans was primarily attributable to one loan with a balance of $4.4 million which was put on non-accrual status during the first quarter of 2024. Based on the results of the impairment analysis for this loan, no impairment reserve was necessary as the loan is adequately covered by collateral (a private residence and retail property, both located in New Jersey), with aggregate appraised values totaling $8.7 million.
At December 31, 2024 and 2023, the Company had no assets acquired through foreclosure.
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
At December 31, 2024, total non-performing loans included $2.7 million of modified loans to borrowers experiencing financial difficulty and $2.9 million of TDR loans that existed prior to adoption of ASU 2022-02 on January 1, 2023. At December 31, 2023, total non-performing loans included $236,000 of modified loans to borrowers experiencing financial difficulty and $3.3 million of TDR loans that existed prior to the adoption of ASU 2022-02.
The following table sets forth the total amounts of delinquencies for accruing loans that were 30 to 89 days past due by type and by amount at the dates indicated (in thousands):

	December 31,
	2024	2023
Real estate loans:
Multifamily	$2,831	$740
Commercial	78	1,010
One-to-four family residential	2,407	3,339
Home equity and lines of credit	1,472	817
Commercial and industrial loans	2,545	2,767
Other loans	3	10
	$9,336	$8,683
The increase in multifamily delinquent loans at December 31, 2024, as compared to December 31, 2023, was primarily due to two relationships totaling $2.4 million that became current subsequent to December 31, 2024.
Allowance for Credit Losses
The allowance for credit losses to non-performing loans decreased from 328.30% at December 31, 2023 to 227.72% at December 31, 2024. This decrease was primarily attributable to a decrease of $2.4 million, or 6.3%, in the allowance for credit losses as well as an increase in non-performing loans of $8.9 million, from $11.4 million at December 31, 2023 to $20.3 million at December 31, 2024.
The Company utilizes external appraisals to determine the fair value of the underlying collateral in its analysis of impaired loans. A third-party appraisal is generally ordered as soon as a loan is designated as an impaired loan and updated annually, or more frequently if required. Generally, non-performing loans are charged down to the appraised value of collateral less costs to sell for collateral-dependent loans and to the present value of the expected future cash flows for non-collateral dependent loans, which reduces allowance for credit losses and consequently the ratio of the allowance for credit losses to non-performing loans. Downward adjustments to appraisal values, primarily to reflect “quick sale” discounts, are generally recorded as specific reserves within the allowance for credit losses.
The allowance for credit losses to total loans held-for-investment, net, was 0.87% at December 31, 2024, as compared to 0.89% at December 31, 2023. The decrease in the coverage ratio from December 31, 2023 was primarily attributable to a decrease of $2.4 million, or 6.3%, in the allowance for credit losses from December 31, 2023 to December 31, 2024, offset by a decrease in the loan portfolio of $176.5 million, or 4.2%. The decrease in the allowance for credit losses during the year was primarily attributable to slower loan growth and an improvement in the economic forecast within our CECL model, partially offset by an increase in reserves related to changes in model assumptions, including the slowing of prepayment speeds, and an increase in reserves in the commercial and industrial portfolio related to an increase in non-performing loans and higher loan balances in that portfolio.

Specific reserves on loans individually evaluated for impairment increased by $1.2 million to $1.3 million at December 31, 2024 from $45,200 at December 31, 2023, primarily related to an increase in reserves related to commercial and industrial loans. At December 31, 2024, the Company had 20 loans classified as individually impaired and recorded $1.3 million of specific reserves on three of the 20 impaired loans. At December 31, 2023, the Company had 19 loans classified as individually impaired and recorded $45,200 of specific reserves on four of the 19 impaired loans.
The following table sets forth activity in our allowance for credit losses, by loan type, at December 31, for the years indicated (in thousands):

	Real estate loans
	Commercial (1)	One-to-four Family Residential	Construction and Land	Home Equity and Lines of Credit	Commercial and Industrial	Other	PCD	Total Allowance for Credit Losses
2021	$26,785	$3,545	$169	$560	$3,173	$9	$4,732	$38,973
Provision/(benefit) for credit losses	2,876	359	155	287	1,243	(12)	(426)	4,482
Recoveries	102	32	—	19	144	12	178	487
Charge-offs	(278)	—	—	—	(446)	—	(601)	(1,325)
2022	29,485	3,936	324	866	4,114	9	3,883	42,617
Provision/(benefit) for credit losses	(6,301)	(651)	(175)	838	8,445	(3)	(800)	1,353
Recoveries	71	—	—	1	63	—	10	145
Charge-offs	—	—	—	—	(6,572)	—	(8)	(6,580)
2023	23,255	3,285	149	1,705	6,050	6	3,085	37,535
Provision/(benefit) for credit losses	(2,227)	(1,049)	(46)	457	7,329	(2)	(181)	4,281
Recoveries	57	9	—	92	218	—	—	376
Charge-offs	(136)	—	—	—	(6,873)	—	—	(7,009)
2024	$20,949	$2,245	$103	$2,254	$6,724	$4	$2,904	$35,183

(1) Commercial includes commercial real estate loans collateralized by owner-occupied, non-owner occupied, and multifamily properties.
During the year ended December 31, 2024, the Company recorded net charge-offs of $6.6 million, as compared to net charge-offs of $6.4 million for the year ended December 31, 2023, and net charge-offs of $838,000 for the year ended December 31, 2022. Charge-offs in 2024 and 2023 were primarily related to small business unsecured commercial and industrial loans. Charge-offs in 2022 were primarily related to PCD loans and unsecured commercial and industrial loans. The decrease in the allowance for credit losses from 2023 to 2024 for commercial real estate and one-to-four family residential loan portfolios was primarily attributable to a decrease in loan balances and an improvement in the economic forecast within our CECL model. Allowance for credit losses allocated to the home equity and lines of credit and commercial and industrial loan portfolios increased from December 31, 2023 to December 31, 2024 primarily due to risk rating downgrades in those portfolios and higher loan balances.

Management of Market Risk
General.  A majority of our assets and liabilities are monetary in nature. Consequently, our most significant form of market risk is interest rate risk. Our assets, consisting primarily of mortgage-related securities, other securities and bonds and loans, generally have longer maturities than our liabilities, which consist primarily of deposits and wholesale borrowings. As a result, a principal part of our business strategy involves managing interest rate risk and limiting the exposure of our net interest income to changes in market interest rates. Accordingly, our Board of Directors has established a Management Asset-Liability Committee (“MALCO”), comprised of our SVP & Chief Investment Officer and Treasurer, who chairs this Committee, our President & Chief Executive Officer, our EVP & Chief Risk Officer, our EVP & Chief Financial Officer, our EVP & Chief Lending Officer, and our EVP & Chief Branch Administration, Deposit Operations & Business Development Officer, and other officers and staff as necessary or appropriate. This committee is responsible for, among other things, evaluating the interest rate risk inherent in our assets and liabilities, for recommending to the Risk Committee the level of risk that is appropriate given our business strategy, operating environment, capital, liquidity and performance objectives, and for managing this risk consistent with the guidelines approved by the Board of Directors.
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
•investing in investment grade corporate securities and mortgage-backed securities; and
•obtaining general financing through lower-cost core deposits, brokered deposits, longer-term FHLB advances, and repurchase agreements.
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
Net Interest Income Analysis.  In addition to NPV calculations, we analyze our sensitivity to changes in interest rates through our net interest income model. Net interest income is the difference between the interest income we earn on our interest-earning assets, such as loans and securities, and the interest we pay on our interest-bearing liabilities, such as deposits and borrowings. In our model, we estimate what our net interest income would be for a twelve-month period. Depending on current market interest rates we then calculate what the net interest income would be for the same period under the assumption that interest rates experience an instantaneous and sustained increase of 100, 200, 300, or 400 basis points, or a decrease of 100, 200, 300 or 400 basis points, which is based on the current interest rate environment.

The following tables set forth, as of December 31, 2024 and December 31, 2023, our calculation of the estimated changes in our NPV, NPV ratio, and percent change in net interest income that would result from the designated instantaneous and sustained changes in interest rates (dollars in thousands). Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments and deposit repricing characteristics, including decay rates, and correlations to movements in interest rates, and should not be relied on as indicative of actual results.

	NPV at December 31, 2024
Change in Interest Rates (basis points)	Estimated Present Value of Assets	Estimated Present Value of Liabilities	Estimated NPV	Estimated Change In NPV	Estimated Change in NPV %	Estimated NPV/Present Value of Assets Ratio	Next 12 Months Net Interest Income Percent Change	Months 13-24 Net Interest Income Percent Change
+400	$5,039,741	$4,296,533	$743,208	$(93,542)	(11.18)%	14.75%	(15.51)%	1.73%
+300	5,132,034	4,368,409	763,625	(73,125)	(8.74)%	14.88%	(10.48)%	2.16%
+200	5,235,010	4,443,676	791,334	(45,416)	(5.43)%	15.12%	(5.12)%	3.32%
+100	5,338,932	4,522,702	816,230	(20,520)	(2.45)%	15.29%	(1.68)%	2.51%
—	5,442,680	4,605,930	836,750	—	—%	15.37%	—%	—%
(100)	5,556,611	4,683,811	872,800	36,050	4.31%	15.71%	2.78%	(1.12)%
(200)	5,660,193	4,765,981	894,212	57,462	6.87%	15.80%	4.94%	(3.34)%
(300)	5,762,691	4,859,674	903,017	66,267	7.92%	15.67%	5.45%	(6.84)%
(400)	5,901,487	4,969,923	931,564	94,814	11.33%	15.79%	4.82%	(10.25)%

The table above indicates that at December 31, 2024, in the event of a 400 basis point decrease in interest rates, we would experience an 11.33% increase in estimated net portfolio value, a 4.82% increase in net interest income in year one, and a 10.25% decrease in net income in year two. In the event of a 400 basis point increase in interest rates, we would experience an 11.18% decrease in estimated net portfolio value, a 15.51% decrease in net interest income in year one and a 1.73% increase in net interest income in year two.

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
The table above indicates that at December 31, 2023, in the event of a 400 basis point decrease in interest rates, we would experience a 12.93% increase in estimated net portfolio value, a 4.19% increase in net interest income in year one and a 9.12% decrease in net income in year two. In the event of a 400 basis point increase in interest rates, we would experience an 18.29% decrease in estimated net portfolio value, a 20.93% decrease in net interest income in year one and a 5.16% decrease in net interest income in year two.
Our policies provide that, in the event of a 200 basis point decrease or less in interest rates, our net present value ratio should decrease by no more than 300 basis points and 10%, and in the event of a 400 basis point increase or less, our net present value should decrease by no more than 475 basis points and 35%. In the event of a 200 basis point decrease or less, our projected net interest income should decrease by no more than 10% in year one and 20% in year two, and in the event of a 400 basis point increase or less, our projected net interest income should decrease by no more than 39% in year one and 26% in year two. At December 31, 2024 and December 31, 2023, we were in compliance with all Board-approved policies with respect to interest rate risk management.

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
Liquidity and Capital Resources
The Board of Directors of the Bank has approved a liquidity policy that it reviews and updates at least annually. Senior management is responsible for implementing the policy. The MALCO is responsible for general oversight and strategic implementation of the policy and the appropriate departments are designated responsibility for implementing any strategies established by MALCO. Senior management receives, at least daily, cash position reports and monthly cash forecasts to ensure that all short-term obligations are timely satisfied and that adequate liquidity exists to fund activities. Reports detailing the Bank's liquidity reserves are presented to appropriate senior management on at least a quarterly basis, and the Risk Committee at each of its meetings. In addition, a twelve-month liquidity forecast is presented to MALCO in order to assess potential future liquidity scenarios. A forecast of cash flow data for the upcoming twelve months is presented to the Risk Committee on a quarterly basis.
Liquidity is the ability to fund assets and meet obligations as they come due. Our primary sources of funds consist of deposit inflows, loan repayments, borrowings through repurchase agreements, advances from money center banks, the FHLBNY, the Federal Reserve Bank, and repayments, maturities and sales of securities. While maturities and scheduled amortization of loans and securities are reasonably predictable sources of funds, deposit flows, mortgage prepayments and security sales are greatly influenced by general interest rates, economic conditions, and competition. The Risk Committee is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and withdrawals of deposits by our customers as well as unanticipated contingencies. We seek to maintain a ratio of liquid assets (not subject to pledge or encumbered) as a percentage of deposits and borrowings of 35% or greater. At December 31, 2024, this ratio was 49.39%.
On March 12, 2023, the Board of Governors of the Federal Reserve System created the BTFP, which aims to enhance liquidity by allowing institutions to pledge certain securities at par value, and at pay a borrowing rate of ten basis points over the one-year overnight index swap rate. As of December 31, 2023, the Company had borrowed $94.5 million under the BTFP. In January 2024, the Company borrowed an additional $300.0 million through the BTFP at favorable terms and conditions and invested the proceeds at higher rates. These borrowings were repaid in full as of December 31, 2024. The BTFP stopped providing borrowings on March 11, 2024. We believe that we had sufficient sources of liquidity to satisfy our short- and long-term liquidity needs at December 31, 2024.
We regularly adjust our investments in liquid assets based on our assessment of:
•expected loan demand;
•expected deposit flows;
•yields available on interest-earning deposits and securities; and
•the objectives of our asset/liability management program.
Our most liquid assets are cash and cash equivalents, corporate bonds, and unpledged mortgage-related securities issued or guaranteed by the U.S. Government, Fannie Mae, or Freddie Mac, that we can either borrow against or sell. We also have the ability to surrender bank-owned life insurance contracts. The surrender of these contracts would subject the Company to income taxes and penalties for increases in the cash surrender values over the original premium payments. We also have the ability to obtain additional funding from the FHLB and Federal Reserve Bank, utilizing unencumbered and unpledged securities and loans if a need for additional funds arises. Any amount pledged for such deposits under the line of credit reduces the Company's available borrowing amount under the FHLB advance agreement. The Company continues to maintain an adequate liquidity position and expects to have sufficient funds available to meet current commitments in the normal course of business.

The Company has a diversified deposit base, with long-standing client relationships across multiple customer segments providing stable funding. Government deposits are collateralized by assets or letters of credit issued by the FHLBNY. Uninsured deposits (excluding fully collateralized uninsured governmental deposits and intercompany deposits of $923.8 million) were estimated at approximately $896.5 million, or 21.7%, of total deposits as of December 31, 2024.
The Company had the following primary sources of liquidity at December 31, 2024 (in thousands):

Cash and cash equivalents(1)	$154,701
Corporate bonds(2)	$21,843
Loans(2)	$934,784
Mortgage-backed securities (issued or guaranteed by the U.S. Government, Fannie Mae, or Freddie Mac)(2)	$661,518

(1) Excludes $13.0 million of cash at Northfield Bank.
(2) Represents remaining borrowing potential.
At December 31, 2024, we had $51.3 million in outstanding loan commitments. In addition, we had $261.8 million in unused lines of credit to borrowers. Certificates of deposit due within one year of December 31, 2024 totaled $940.2 million, or 22.7% of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including loan sales, securities sales, other deposit products, including replacement or brokered certificates of deposit, securities sold under agreements to repurchase (repurchase agreements), and advances from the FHLBNY and other borrowing sources. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit. Based on experience, we believe that a significant portion of such deposits will remain with us, and we have the ability to attract and retain deposits by adjusting the interest rates offered.
We have a detailed contingency funding plan that is reviewed and reported to the Risk Committee at least quarterly. This plan includes monitoring cash on a daily basis to determine the liquidity needs of Northfield Bank. Additionally, management performs a stress test on Northfield Bank’s retail deposits and wholesale funding sources in several scenarios on a quarterly basis. The stress scenarios include $896.5 million of uninsured deposit outflow. Northfield Bank continues to maintain significant liquidity and capital levels under all stress scenarios.
Northfield Bancorp is a separate legal entity from Northfield Bank and must provide for its own liquidity to fund dividend payments, stock repurchases, and other corporate items. The Company’s primary source of liquidity is the receipt of dividend payments from the Bank in accordance with applicable regulatory requirements. At December 31, 2024, Northfield Bancorp (unconsolidated) had liquid assets of $21.5 million.
Northfield Bank and Northfield Bancorp are both subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning assets and off-balance sheet items to broad risk categories. At December 31, 2024, both Northfield Bank and Northfield Bancorp exceeded all regulatory capital requirements and are considered “well capitalized” under regulatory guidelines.  See “Item 1. Business - Supervision and Regulation” and Note 15 of the Notes to the consolidated financial statements.
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
Recent Accounting Pronouncements Not Yet Adopted
ASU No. 2023-09. In December 2023, the FASB issued ASU No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures”. The amendments in this ASU require improved annual income tax disclosures surrounding rate reconciliation, income taxes paid, and other disclosures. This update will be effective for financial statements issued for fiscal years beginning after December 15, 2024, with early adoption is permitted. The Company is currently evaluating the impact of this standard on the consolidated financial statements.

ASU No. 2024-03. In November 2024, the FASB issued ASU No. 2024-03, “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40)”, which improves financial reporting by requiring public entities to provide disaggregated disclosures, in the notes to the financial statements, of certain categories of expenses that are included in expense line items on the face of the income statement. ASU 2024-03 is effective for the Company for fiscal years beginning after December 15, 2026 and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The Company will update its expense disclosures upon adoption.
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
ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

Stockholders and Board of Directors
Northfield Bancorp, Inc.
Woodbridge, New Jersey
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Northfield Bancorp, Inc. and subsidiaries (the "Company") as of December 31, 2024 and 2023, the related consolidated statements of comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2024, and the related notes (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.
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
Allowance for Credit Losses – Forecast Adjustments to Allowance for Credit Loss on Loans
As described in Note 1 and Note 6 to the consolidated financial statements, the Company accounts for credit losses under ASC 326, Financial Instruments – Credit Losses. ASC 326 requires the measurement of expected lifetime credit losses for financial assets measured at amortized cost at the reporting date. As of December 31, 2024, the allowance for credit losses (“ACL”) on loans was $35,183,000.
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
The primary procedures we performed to address this critical audit matter included:
■Testing the effectiveness of controls over the evaluation of the forecasting adjustment component of the ACL on pooled loans, including controls addressing the:
◦Appropriateness of the methodology and accounting policies.
◦Relevance of macro-economic forecasts and application of forecast adjustments to historical performance.
◦Appropriateness of forecast adjustments.
◦Accuracy of key inputs into the model.
■Substantively testing management’s process, including evaluating their judgments and assumptions, for developing the forecast adjustments, which included:
◦Evaluating the appropriateness of the Company’s accounting policies, judgments, and elections.
◦Testing the accuracy of key inputs into the model.
◦Evaluating the reasonableness of forecasted economic scenarios, assisted by firm specialists.
◦Testing the application of forecast adjustments to historical performance, assisted by firm specialists, including whether the forecast adjustments conform with management’s policies and were applied consistently period over period.
◦Evaluating the reasonableness of management’s judgments related to the forecast.
/s/ CROWE LLP
We have served as the Company's auditor since 2023.
Livingston, New Jersey
March 3, 2025

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Northfield Bancorp, Inc.:
Opinion on the Consolidated Financial Statements
We have audited, before the effects of the adjustments to retrospectively apply the change in accounting described in Note 23, the consolidated statements of comprehensive income, changes in stockholders’ equity, and cash flows of Northfield Bancorp, Inc. and subsidiaries (the Company) for the year ended December 31, 2022, and the related notes (collectively, the consolidated financial statements). The 2022 consolidated financial statements before the effects of the adjustments described in Note 23 are not presented herein. In our opinion, the consolidated financial statements, before the effects of the adjustments to retrospectively apply the change in accounting described in Note 23, present fairly, in all material respects, the results of operations of the Company and its cash flows for the year ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

We were not engaged to audit, review, or apply any procedures to the adjustments to retrospectively apply the change in accounting described in Note 23 and, accordingly, we do not express an opinion or any other form of assurance about whether such adjustments are appropriate and have been properly applied. Those adjustments were audited by other auditors.
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
Short Hills, New Jersey
March 1, 2023

NORTHFIELD BANCORP, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	At December 31,
	2024	2023
	(Dollars in thousands, except share data)
ASSETS:
Cash and due from banks	$13,043	$13,889
Interest-bearing deposits in other financial institutions	154,701	215,617
Total cash and cash equivalents	167,744	229,506
Trading securities	13,884	12,549
Debt securities available-for-sale, at estimated fair value (and no allowance for credit losses at December 31, 2024 and December 31, 2023)	1,100,817	795,464
Debt securities held-to-maturity, at amortized cost	9,303	9,866
(estimated fair value of $8,762 at December 31, 2024, and $9,586 at December 31, 2023)
Equity securities	14,261	10,629
Loans held-for-sale	4,897	—
Loans held-for-investment, net	4,022,224	4,203,654
Allowance for credit losses	(35,183)	(37,535)
Net loans held-for-investment	3,987,041	4,166,119
Accrued interest receivable	19,078	18,491
Bank-owned life insurance	175,759	171,543
Federal Home Loan Bank (“FHLB”) of New York stock, at cost	35,894	39,667
Operating lease right-of-use assets	27,771	30,202
Premises and equipment, net	21,985	24,771
Goodwill	41,012	41,012
Other assets	46,932	48,577
Total assets	$5,666,378	$5,598,396

LIABILITIES AND STOCKHOLDERS’ EQUITY:
LIABILITIES:
Deposits	$4,138,477	$3,878,435
Securities sold under agreements to repurchase	—	25,000
FHLB advances and other borrowings	666,402	834,272
Subordinated debentures, net of issuance costs	61,442	61,219
Operating lease liabilities	32,209	35,205
Advance payments by borrowers for taxes and insurance	24,057	25,102
Accrued expenses and other liabilities	39,095	39,718
Total liabilities	4,961,682	4,898,951

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value; 25,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value; 150,000,000 shares authorized, 64,770,875 shares issued at December 31, 2024 and 2023, respectively, 42,903,598 and 44,524,929 shares outstanding at December 31, 2024 and 2023, respectively	648	648
Additional paid-in-capital	591,336	590,973
Unallocated common stock held by employee stock ownership plan	(13,042)	(14,340)
Retained earnings	440,760	433,227
Accumulated other comprehensive loss	(20,296)	(32,442)
Treasury stock at cost; 21,867,277 and 20,245,946 shares at December 31, 2024 and 2023, respectively	(294,710)	(278,621)
Total stockholders’ equity	704,696	699,445
Total liabilities and stockholders’ equity	$5,666,378	$5,598,396

See accompanying notes to consolidated financial statements.

NORTHFIELD BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income

	Years ended December 31,
	2024	2023	2022
	(Dollars in thousands, except share and per share data)
Interest income:
Loans	$183,932	$181,638	$160,911
Mortgage-backed securities	29,406	14,708	12,461
Other securities	11,459	5,087	4,325
FHLB of New York dividends	3,704	3,113	1,174
Deposits in other financial institutions	9,407	4,249	817
Total interest income	237,908	208,795	179,688
Interest expense:
Deposits	82,272	48,753	10,289
Borrowings	37,822	32,055	9,296
Subordinated debt	3,329	3,320	1,797
Total interest expense	123,423	84,128	21,382
Net interest income	114,485	124,667	158,306
Provision for credit losses	4,281	1,353	4,482
Net interest income after provision for credit losses	110,204	123,314	153,824
Non-interest income:
Fees and service charges for customer services	6,430	5,479	5,705
Income on bank-owned life insurance	4,216	3,631	3,414
(Losses) gains on available-for-sale debt securities, net	(6)	(17)	279
Gains (losses) on trading securities, net	1,665	1,721	(2,206)
Gains on sale of loans	51	134	453
Gain on sale of property	3,402	—	—
Other	1,064	948	338
Total non-interest income	16,822	11,896	7,983
Non-interest expense:
Compensation and employee benefits	49,338	46,496	41,961
Occupancy	13,058	13,259	13,241
Furniture and equipment	1,847	1,868	1,730
Data processing	8,025	8,138	7,415
Professional fees	3,195	3,406	3,846
Advertising	1,569	2,171	2,159
Federal Deposit Insurance Corporation (FDIC) insurance	2,488	2,331	1,407
Credit loss (benefit) expense for off-balance sheet exposures	282	(555)	(1,061)
Other	6,723	6,336	6,250
Total non-interest expense	86,525	83,450	76,948
Income before income tax expense	40,501	51,760	84,859
Income tax expense	10,556	14,091	23,740
Net income	$29,945	$37,669	$61,119
Net income per common share:
Basic	$0.72	$0.86	$1.32
Diluted	$0.72	$0.86	$1.32

Basic weighted average shares outstanding	41,567,370	43,560,844	46,234,122
Diluted weighted average shares outstanding	41,628,660	43,638,616	46,438,119
See accompanying notes to consolidated financial statements.

NORTHFIELD BANCORP, INC. AND SUBSIDIARIES Consolidated Statements of Comprehensive Income - (Continued)

	Years ended December 31,
	2024	2023	2022
	(Dollars in thousands)
Net income	$29,945	$37,669	$61,119
Other comprehensive income (loss):
Unrealized gains (losses) on debt securities available-for-sale:
Net unrealized holding gains (losses)	16,055	22,396	(69,876)
Less: reclassification adjustment for net losses (gains) included in net income	6	17	(279)
Net unrealized gains (losses)	16,061	22,413	(70,155)
Post-retirement benefits adjustment	(13)	(344)	172
Other comprehensive income (loss), before tax	16,048	22,069	(69,983)
Income tax (expense) benefit related to net unrealized holding gains (losses) on debt securities available-for-sale	(4,490)	(6,269)	19,558
Income tax (benefit) expense related to reclassification adjustment for (losses) gains included in net income	(2)	(5)	79
Income tax expense (benefit) related to post-retirement benefits adjustment	4	94	(48)
Other comprehensive income (loss), net of tax	11,560	15,889	(50,394)
Comprehensive income	$41,505	$53,558	$10,725

See accompanying notes to consolidated financial statements.

NORTHFIELD BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders’ Equity

	For the years ended December 31, 2024, 2023 and 2022
	Common Stock			Unallocated Common Stock Held by the Employee Stock Ownership Plan		Accumulated Other Comprehensive Income (loss) Net of tax
	Shares Outstanding	Par Value	Additional Paid-in Capital		Retained Earnings		Treasury Stock	Total Stockholders' Equity
	(Dollars in thousands, except share and per share data)
Balance at December 31, 2021	49,266,733	$648	$589,972	$(17,058)	$381,361	$2,063	$(217,103)	$739,883
Net income					61,119			61,119
Other comprehensive loss, net of tax						(50,394)		(50,394)
ESOP shares allocated or committed to be released			967	1,408				2,375
Stock compensation expense			1,753					1,753
Issuance of restricted stock	157,416		(2,484)				2,484	—
Forfeitures of restricted stock	(20,415)		293				(293)	—
Exercise of stock options, net	130,911		(252)				1,914	1,662
Cash dividends declared ($0.52 per common share)					(24,127)			(24,127)
Repurchase of treasury stock (average cost of $14.72 per share)	(2,092,157)						(30,881)	(30,881)
Balance at December 31, 2022	47,442,488	648	590,249	(15,650)	418,353	(48,331)	(243,879)	701,390
Net income					37,669			37,669
Other comprehensive income, net of tax						15,889		15,889
ESOP shares allocated or committed to be released			672	1,310				1,982
Stock compensation expense			2,383					2,383
Issuance of restricted stock	185,367		(2,670)				2,670	—
Forfeitures of restricted stock	(23,887)		346				(346)	—
Exercise of stock options, net	7,600		(7)				107	100
Cash dividends declared ($0.52 per common share)					(22,795)			(22,795)
Purchase of employee restricted stock to fund statutory tax withholding	(12,307)						(304)	(304)
Repurchase of treasury stock (average cost of $11.99 per share)	(3,074,332)						(36,869)	(36,869)
Balance at December 31, 2023	44,524,929	648	590,973	(14,340)	433,227	(32,442)	(278,621)	699,445
Net income					29,945			29,945
Other comprehensive income, net of tax						11,560		11,560
Reclassification of stranded income tax effects					(586)	586		—
ESOP shares allocated or committed to be released			610	1,298				1,908
Stock compensation expense			2,341					2,341
Issuance of restricted stock	213,702		(2,772)				2,772	—
Forfeitures of restricted stock	(13,458)		184				(184)	—
Cash dividends declared ($0.52 per common share)					(21,826)			(21,826)
Purchase of employee restricted stock to fund statutory tax withholding	(19,503)						(232)	(232)
Repurchase of treasury stock, including excise tax (average cost of $10.24 per share)	(1,802,072)						(18,445)	(18,445)
Balance at December 31, 2024	42,903,598	$648	$591,336	$(13,042)	$440,760	$(20,296)	$(294,710)	$704,696
See accompanying notes to consolidated financial statements.

NORTHFIELD BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	Years Ended December 31,
	2024	2023	2022
	(Dollars in thousands)
Cash flows from operating activities:
Net income	$29,945	$37,669	$61,119
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	4,281	1,353	4,482
ESOP and stock compensation expense	4,249	4,365	4,128
Depreciation	3,551	3,678	3,645
Amortization of premiums and deferred loan costs, net of accretion of discounts and deferred loan fees	2,434	6,651	9,306
Amortization of debt issuance costs	223	223	112
Amortization of intangible assets	85	124	174
Amortization of operating lease right-of-use assets	4,660	4,731	4,626
Income on bank-owned life insurance	(4,216)	(3,631)	(3,414)
(Gain) loss on sale of premises and equipment and other real estate owned, net	(3,402)	7	(17)
Net gain on sale of loans held-for-sale	(51)	(134)	(453)
Proceeds from loans held-for-sale	673	1,583	3,544
Origination of loans held-for-sale	(622)	(1,449)	(3,364)
Losses (gains) on available-for-sale debt securities, net	6	17	(279)
(Gains) losses on trading securities, net	(1,665)	(1,721)	2,206
Net sales (purchases) of trading securities	330	(77)	504
Increase in accrued interest receivable	(587)	(1,065)	(2,924)
Decrease in other assets	(9,428)	(8,947)	(3,673)
Deferred tax provision (benefit)	1,262	2,919	(625)
(Decrease) increase in accrued expenses and other liabilities	(623)	674	4,234
Net cash provided by operating activities	31,105	46,970	83,331
Cash flows from investing activities:
Net decrease (increase) in loans receivable	173,310	35,875	(430,849)
Purchase of loans	(5,076)	(3,781)	(10,183)
Proceeds from sale of loans	—	—	2,796
Purchase of FHLB of New York stock	(25,962)	(45,318)	(44,564)
Redemption of FHLB of New York stock	29,735	36,033	36,518
Purchases of debt securities available-for-sale	(1,185,265)	(73,544)	(168,973)
Purchases of equity securities	(3,632)	(186)	(5,046)
Principal payments and maturities on debt securities available-for-sale	895,191	247,455	305,027
Principal payments and maturities on debt securities held-to-maturity	571	877	720
Purchases of securities held-to-maturity	—	—	(6,237)
Proceeds from sale of debt securities available-for-sale	—	—	41,479
Proceeds from bank-owned life insurance	—	—	1,526
Proceeds from sale of premises and equipment and other real estate owned	3,791	63	125
Purchases and improvements of premises and equipment	(1,154)	(3,605)	(2,552)
Net cash (used in) provided by investing activities	(118,491)	193,869	(280,213)
Cash flows from financing activities:
Net increase (decrease) in deposits	260,042	(271,784)	(19,115)
Dividends paid	(21,826)	(22,795)	(24,127)
Exercise of stock options	—	100	1,662
Purchase of treasury stock	(18,677)	(37,173)	(30,881)
(Decrease) increase in advance payments by borrowers for taxes and insurance	(1,045)	(893)	1,086
Proceeds from issuance of subordinated debt, net of issuance costs	—	—	60,884
Proceeds from securities sold under agreements to repurchase and other borrowings	892,395	743,553	282,104
Repayments related to securities sold under agreements to repurchase and other borrowings	(1,085,265)	(468,140)	(120,000)
Net cash provided by (used in) financing activities	25,624	(57,132)	151,613
Net (decrease) increase in cash and cash equivalents	(61,762)	183,707	(45,269)
Cash and cash equivalents at beginning of year	229,506	45,799	91,068
Cash and cash equivalents at end of year	$167,744	$229,506	$45,799

NORTHFIELD BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows - (Continued)

	Years Ended December 31,
	2024	2023	2022
	(Dollars in thousands)
Supplemental cash flow information:
Cash paid during the year for:
Interest	$126,789	$80,400	$19,282
Income taxes	7,358	14,704	22,094
Non-cash transactions:
Loans charged-off, net	6,633	6,435	838
Transfers of loans held-for-investment to loans held-for-sale, at fair value	4,897	—	2,523
Right-of-use assets obtained in exchange for new lease liabilities	2,227	645	4,983

See accompanying notes to consolidated financial statements.

NORTHFIELD BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(1)    Summary of Significant Accounting Policies

The following significant accounting and reporting policies of Northfield Bancorp, Inc. and subsidiaries (collectively, the “Company”) conform to U.S. generally accepted accounting principles (“U.S. GAAP”) and are used in preparing and presenting these consolidated financial statements.

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

(b)    Recent Accounting Pronouncements Adopted

Accounting Standards Update (“ASU”) No. 2023-07. In November 2023, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) ASU No. 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures”. The amendments in this ASU require improved reportable segment information on an annual and interim basis, primarily through enhanced disclosures about significant segment expenses and information used to assess segment performance by the Company's chief operating decision maker (“CODM”). The Company's CODM is its President and Chief Executive Officer. This update is effective for financial statements issued for fiscal years beginning after December 15, 2023, and interim periods for fiscal years beginning after December 15, 2024. ASU 2023-07 should be applied retrospectively to all prior periods presented in the financial statements. The adoption of ASU 2023-07 did not have a material effect on the Company's financial position, results of operations or financial statement disclosures as the Company operates one operating segment. See Note 23 to the consolidated financial statements.

Accounting Standards Update (“ASU”) No. 2020-04. In March 2020, the FASB issued ASU No. 2020-04, “Reference Rate Reform (“Topic 848”): Facilitation of the Effects of Reference Rate Reform on Financial Reporting” (“ASU 2020-04”), which provides temporary optional guidance to ease the potential burden in accounting for reference rate reform. The ASU provides optional expedients and exceptions for applying generally accepted accounting principles to contract modifications and hedging relationships, subject to meeting certain criteria, that reference the London Inter-Bank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued. It is intended to help stakeholders during the global market-wide reference rate transition period. The guidance was effective for all entities as of March 12, 2020 through December 31, 2022. However, in December 2022, the FASB issued ASU 2022-06, deferring the sunset date to December 31, 2024. The Company has reviewed all of its LIBOR-based products and all products have been adjusted to another index or are scheduled to be adjusted at their next repricing, as LIBOR ceased to be published after June 30, 2023. The adoption of this ASU did not have a material impact on the Company's consolidated financial statements.

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

For securities available-for-sale, the Company determines if impairment is related to credit loss or non-credit loss. In making the assessment of whether a loss is from credit or other factors, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency and adverse conditions related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows is less than the amortized cost basis, a credit loss exists and an allowance is created, limited by the amount that the fair value is less than the amortized cost basis. Subsequent activity related to the credit loss component in the form of write-offs or recoveries is recognized as part of the allowance for credit losses on securities available-for-sale.

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

NORTHFIELD BANCORP, INC.  AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

The Company has made the accounting policy election to exclude accrued interest receivable on securities from the estimate of credit losses. Accrued interest receivable totaled $3.1 million and $2.4 million at December 31, 2024 and 2023, respectively, and is reported in accrued interest receivable on the consolidated balance sheets.
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

Net loans held-for-investment are stated at unpaid principal balance, adjusted by unamortized premiums and unearned discounts, deferred origination fees and certain direct origination costs, and the allowance for credit losses. Interest income on loans is accrued and credited to income as earned. Net loan origination fees/costs are deferred and accreted/amortized to interest income over the loan’s contractual life using the level-yield method, adjusted for actual prepayments. Generally, loans held-for-sale are designated at time of origination and generally consist of newly originated fixed-rate residential loans and are recorded at the lower of aggregate cost or estimated fair value in the aggregate. Transfers of loans from held-for-investment to held-for-sale are infrequent and occur at fair value less costs to sell, with any charge-off to allowance for credit losses. Gains are recognized on a settlement-date basis and are determined by the difference between the net sales proceeds and the carrying value of the loans, including any net deferred fees or costs.

Net loans held-for-investment are deemed impaired when it is probable, based on current information, that the Company will not collect all amounts due in accordance with the contractual terms of the loan agreement. The Company has defined the population of loans individually evaluated for impairment to be all non-accrual loans held-for-investment with an outstanding balance of $500,000 or greater and all loans restructured as TDRs prior to the adoption of ASU 2022-02. Loan held-for-investment are individually assessed to determine that the loan’s carrying value is not in excess of the expected future cash flows, discounted at the loan's original effective interest rate, or the fair value of the underlying collateral (less estimated costs to sell) if the loan is collateral dependent. Impairments, if any, are recognized through a charge to the allowance for credit losses on loans for the amount that the loan’s carrying value exceeds the discounted cash flow analysis or estimated fair value of collateral (less estimated costs to sell) if the loan is collateral dependent.  Such amounts are charged-off when considered appropriate.

Allowance for Credit Losses on Loans

Under the current expected credit losses (“CECL”) methodology adopted on January 1, 2021, the Company determines the allowance for credit losses on loans based upon a consideration of its historical portfolio loss experience, current borrower-specific risk characteristics, current conditions, forecasts of future economic conditions, reversion period, prepayments, and qualitative adjustments. The allowance is measured on a collective (loan segment) basis when similar risk characteristics exist. Loans that do not share common risk characteristics are evaluated on an individual basis and are excluded from the collective evaluation. Accrued interest on loans is excluded from the calculation of the allowance for credit losses due to the Company's non-accrual policy, which results in the reversal of uncollectible accrued interest on non-accrual loans against interest income in a timely manner. Accrued interest receivable on loans held-for-investment totaled $12.5 million and $12.8 million, respectively, at December 31, 2024 and 2023 and is reported in accrued interest receivable on the consolidated balance sheets.

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

The Company utilizes a two-year reasonable and supportable forecast period after which estimated losses revert to historical loss experience immediately for the remaining life of the loan. In establishing its estimate of expected credit losses, the Company utilizes five externally-sourced forward-looking economic scenarios developed by Moody's Analytics (“Moody's”) so as to incorporate uncertainties related to the economic environment. These scenarios, which range from more benign to more severe economic outlooks, include a ‘most likely outcome’ (the “Baseline” scenario) and four less likely scenarios referred to as the “Upside” and “Downside” scenarios. Each scenario is assigned a weighting with a majority of the weighting placed on the Baseline scenario and lower weights placed on both the Upside and Downside scenarios. The weighting assigned by management is based on the economic outlook and available information at the reporting date. The model projects economic variables under each scenario based on detailed statistical analyses. The Company has identified and selected key variables that most closely correlated to its historical credit performance, which include: Gross domestic product, unemployment, and three collateral indices: the Commercial Property Price Index, the Commercial Property Price Apartment Index and the Case-Shiller Home Price Index.

Allowance for Individually Evaluated Loans. The Company measures specific reserves for individual loans that do not share common risk characteristics with other loans, consisting of all TDRs (prior to the adoption of ASU 2022-02) and non-accrual loans with an outstanding balance of $500,000 or greater. Loans individually evaluated for impairment are assessed to determine that the loan’s carrying value is not in excess of the estimated fair value of the collateral less cost to sell, if the loan is collateral-dependent, or the present value of the expected future cash flows, if the loan is not collateral-dependent. Management performs an evaluation of each individually evaluated loan and generally obtains updated appraisals as part of the evaluation. In addition, management adjusts estimated fair values down to appropriately consider recent market conditions, our willingness to accept a lower sales price to effect a quick sale, and costs to dispose of any supporting collateral. Determining the estimated fair value of underlying collateral (and related costs to sell) can be difficult in illiquid real estate markets and is subject to significant assumptions and estimates. Management employs an independent third-party management firm that specializes in appraisal preparation and review to ascertain the reasonableness of updated appraisals. Projecting the expected cash flows for historical TDRs (prior to adoption of ASU 2022-02) which are not collateral-dependent is inherently subjective and requires, among other things, an evaluation of the borrower’s current and projected financial condition. Individually evaluated loans that have no impairment losses are not considered for collective allowances described above. Upon adoption of ASU 2022-02, the Company no longer establishes a specific reserve for loan modifications to borrowers experiencing financial difficulty. Instead, these modified loans are included in their respective pool and a historical loss rate is applied to the current loan balance to arrive at the quantitative and qualitative baseline portion of the allowance for credit losses.
PCD Loans. Loans classified as PCD loans are acquired loans where there is evidence of more than insignificant credit deterioration since their origination. We consider various factors in connection with the determination of the amount of the allowance for these loans, including past due or non-accrual status, credit risk rating declines, and any write downs recorded based on the collectability of the asset, among other factors. Under the CECL methodology, the Company elected to maintain pools of loans that were previously accounted for under Accounting Standards Codification (“ASC”) Subtopic 310-30, “Loans and Debt Securities Acquired with Deteriorated Credit Quality, and will continue to account for these pools as a unit of account. Loans are only removed from existing pools if they are written off, paid off, or sold. Under CECL, the allowance for credit losses was determined for each pool and added to the pool's carrying amount to establish a new amortized cost basis. The difference between the unpaid principal balance of the pool and the new amortized cost basis is the noncredit premium or discount which will be amortized into interest income over the remaining life of the pool. Subsequent increases or decreases in the allowance for credit losses related to PCD loans is recorded as provision expense.

NORTHFIELD BANCORP, INC.  AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Off-Balance Sheet. The Company also maintains a reserve for estimated losses on off-balance sheet credit risks related to loan commitments and stand-by letters of credit. The reserve for off-balance sheet exposures is determined using the CECL reserve factor in the related funded loan segment, adjusted for an average historical funding rate. The allowance for credit losses for off-balance sheet credit exposures is recorded in other liabilities on the consolidated balance sheets and the corresponding provision is included in other non-interest expense.

While management uses available information to estimate credit losses on loans, future additions may be necessary based on changes in conditions, including changes in economic conditions and forecasts, particularly in Richmond and Kings counties in New York, and Hunterdon, Mercer, Union and Middlesex counties in New Jersey and, to a lesser extent, eastern Pennsylvania. Accordingly, as with most financial institutions in the market area, the ultimate collectability of a substantial portion of the Company’s loan portfolio is susceptible to changes in conditions in the Company’s marketplace. In addition, future changes in laws and regulations could make it more difficult for the Company to collect all contractual amounts due on its loans.

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

On at least a quarterly basis, we perform an impairment analysis of FHLB stock in which we evaluate, among other things, (i) its earnings performance, including the significance of any decline in net assets of the FHLB as compared to the regulatory capital amount of the FHLB, (ii) the commitment by the FHLB to continue dividend payments, and (iii) the liquidity position of the FHLB. We did not consider our investment in FHLB stock to be impaired at December 31, 2024 or 2023.

NORTHFIELD BANCORP, INC.  AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

(h)    Operating Leases
During the normal course of business, the Company enters into agreements, and at inception it determines if a particular agreement is a lease. The Company's operating lease agreements relate primarily to its corporate offices and bank branch offices. The agreements are recorded as operating lease right-of-use assets and operating lease liabilities on the consolidated balance sheets. Operating lease right-of-use assets and operating lease liabilities are recognized at the commencement date based on the present value of lease payments over the lease term, and represent the right to use an underlying asset for the lease term and the obligation to make lease payments arising from the lease. As the Company's leases do not provide an implicit rate, the Company uses its incremental borrowing rate in determining the present value of lease payments. The Company's lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the term of the lease.

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

(j)    Bank-Owned Life Insurance

The Company has purchased bank-owned life insurance contracts to help fund its obligations for certain employee benefit costs. The Company’s investment in such insurance contracts has been reported on the consolidated balance sheets at their cash surrender values. Changes in cash surrender values and death benefit proceeds received in excess of the related cash surrender values are recorded as non-interest income.

(k)    Goodwill

Intangible assets resulting from acquisitions under the purchase method of accounting consist of goodwill and other intangible assets.

Goodwill is allocated to Northfield’s reporting unit at the date goodwill is actually recorded. As of December 31, 2024, the carrying value of goodwill totaled $41.0 million. The Company qualitatively assessed the current economic environment, including macroeconomic conditions, industry and market conditions and overall financial performance of the Company, among others. After consideration of the results of the interim and annual 2024 impairment tests and the results for the year ended December 31, 2024, the Company determined that it was more-likely-than-not that the fair value of its reporting unit was above its book value as of December 31, 2024, which did not indicate impairment for our reporting unit, nor was our reporting unit at risk. The Company will test goodwill for impairment between annual test dates if an event occurs or circumstances change that would indicate the fair value of the reporting unit is below its carrying amount. The Company completed its annual impairment test as of December 31, 2024.

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

(n)    Securities Sold Under Agreements to Repurchase and Other Borrowings

The Company enters into sales of securities under agreements to repurchase (Repurchase Agreements) and collateral pledge agreements (Pledge Agreements) with selected dealers and banks. Such agreements are accounted for as secured financing transactions since the Company maintains effective control over the transferred or pledged securities and the transfer meets the other accounting and recognition criteria as required by the transfer and servicing topic of the FASB Accounting Standards. Obligations under these agreements are reflected as a liability on the consolidated balance sheets. Securities underlying the agreements are maintained at selected dealers and banks as collateral for each transaction executed and may be sold or pledged by the counterparty. Collateral underlying Repurchase Agreements that permit the counterparty to sell or pledge the underlying collateral is disclosed on the consolidated balance sheets as “encumbered.” The Company retains the right under all Repurchase Agreements and Pledge Agreements to substitute acceptable collateral throughout the terms of the agreement.

(o)    Comprehensive Income (Loss)

Comprehensive income (loss) includes net income and the change in unrealized holding gains and losses on debt securities available-for-sale, change in actuarial gains and losses on other post-retirement benefits, and change in service cost on other postretirement benefits, net of taxes. Comprehensive income (loss) and its components is presented on the consolidated statements of comprehensive income.

(p)   Benefits

The Company sponsors a defined postretirement benefit plan that provides for medical and life insurance coverage to a limited number of retirees, as well as life insurance to all qualifying employees of the Company. The estimated cost of postretirement benefits earned is accrued during an individual’s estimated service period to the Company. The Company recognizes on its balance sheet the over-funded or under-funded status of a defined benefit postretirement plan measured as the difference between the fair value of plan assets and the benefit obligation at the end of our calendar year. The actuarial gains and losses and the prior service costs and credits that arise during the period are recognized as a component of other comprehensive income (loss), net of tax.

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

The Company recognizes the grant-date fair value of stock-based awards issued to participants' as compensation cost on the consolidated statements of comprehensive income. The fair value of common stock awards is based on the closing price of our common stock as reported on the NASDAQ Stock Market on the grant date. The expense related to stock options is based on the estimated fair value of the options at the date of the grant using the Black-Scholes pricing model. The awards are fixed in nature and compensation cost related to stock-based awards is recognized on a straight-line basis over the requisite service periods. The Company accounts for forfeitures as they occur.

The Bank has a 401(k) plan covering substantially all employees.  Contributions to the plan are expensed as incurred.

NORTHFIELD BANCORP, INC.  AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

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

At December 31, 2024, 2023, and 2022, there were 61,290, 77,772, and 203,997 dilutive shares outstanding, respectively.

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

NORTHFIELD BANCORP, INC.  AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

(2)    Debt Securities Available-for-Sale

The following is a comparative summary of mortgage-backed securities and other debt securities available-for-sale at December 31, 2024 and 2023 (in thousands):

	December 31, 2024
		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
	cost	gains	losses	value
U.S. Government agency securities	$75,734	$—	$(386)	$75,348
Mortgage-backed securities:
Pass-through certificates:
Government sponsored enterprises (“GSEs”)	282,704	—	(21,028)	261,676
Real estate mortgage investment conduits “REMICs”):
GSE	734,086	1,231	(7,974)	727,343
Total mortgage-backed securities	1,016,790	1,231	(29,002)	989,019
Other debt securities:
Municipal bonds	684	1	—	685
Corporate bonds	36,569	134	(938)	35,765
Total other debt securities	37,253	135	(938)	36,450
Total debt securities available-for-sale	$1,129,777	$1,366	$(30,326)	$1,100,817

	December 31, 2023
		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
	cost	gains	losses	value
U.S. Treasuries	$44,364	$15	$—	$44,379
U.S. Government agency securities	75,898	—	(1,990)	73,908
Mortgage-backed securities:
Pass-through certificates:
GSE	365,823	2	(28,285)	337,540
REMICs:
GSE	224,931	—	(11,831)	213,100
Total mortgage-backed securities	590,754	2	(40,116)	550,640
Other debt securities:
Municipal bonds	765	—	(2)	763
Corporate bonds	128,704	43	(2,973)	125,774
Total other debt securities	129,469	43	(2,975)	126,537
Total debt securities available-for-sale	$840,485	$60	$(45,081)	$795,464

The following is a summary of the expected maturity distribution of debt securities available-for-sale other than mortgage-backed securities at December 31, 2024 (in thousands):

Available-for-sale	Amortized cost	Estimated fair value
Due in one year or less	$79,632	$79,329
Due after one year through five years	25,355	24,704
Due after five years through ten years	8,000	7,765
	$112,987	$111,798

Contractual maturities for mortgage-backed securities are not included above, as expected maturities on mortgage-backed securities may differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without penalties.

NORTHFIELD BANCORP, INC.  AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Certain securities available-for-sale are pledged or encumbered to secure borrowings under Pledge Agreements and Repurchase Agreements and for other purposes required by law. At December 31, 2024, and December 31, 2023, the fair value of debt securities available-for-sale that were pledged to secure borrowings and deposits was $420.4 million and $272.9 million, respectively. See Note 9 - “Borrowings” for further discussion regarding securities pledged or encumbered for borrowings.

For the year ended December 31, 2024, the Company had no proceeds on sales of debt securities available-for-sale, with gross realized gains of $1,000 and gross realized losses of $7,000 related to calls of securities. For the year ended December 31, 2023, the Company had no proceeds of on sales of debt securities available-for-sale with gross realized gains of $22,000 and gross realized losses of $39,000 related to calls of securities. For the year ended December 31, 2022, the Company had gross proceeds of $41.5 million on sales of debt securities available-for-sale with gross realized gains of $279,000 and no gross realized losses. The Company recognized net gains of $1.7 million in each of the years ended December 31, 2024 and December 31, 2023, and net losses of $2.2 million during the year ended December 31, 2022, on its trading securities portfolio. The Company routinely sells securities when market pricing presents, in management’s assessment, an economic benefit that outweighs holding such security, and when smaller balance securities become cost prohibitive to carry.

Gross unrealized losses on mortgage-backed securities and other debt securities available-for-sale, and the estimated fair value of the related securities, aggregated by security category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2024 and 2023, were as follows (in thousands):

	December 31, 2024
	Less than 12 months		12 months or more		Total
	Unrealized	Estimated	Unrealized	Estimated	Unrealized	Estimated
	losses	fair value	losses	fair value	losses	fair value
U.S. Government agency securities	$—	$—	$(386)	$75,348	$(386)	$75,348
Mortgage-backed securities:
Pass-through certificates:
GSE	(125)	7,329	(20,903)	254,163	(21,028)	261,492
REMICs:
GSE	(285)	105,412	(7,689)	164,262	(7,974)	269,674
Other debt securities:
Municipal bonds	—	—	—	—	—	—
Corporate bonds	—	—	(938)	18,066	(938)	18,066
Total	$(410)	$112,741	$(29,916)	$511,839	$(30,326)	$624,580

	December 31, 2023
	Less than 12 months		12 months or more		Total
	Unrealized	Estimated	Unrealized	Estimated	Unrealized	Estimated
	losses	fair value	losses	fair value	losses	fair value
U.S. Government agency securities	$—	$—	$(1,990)	$73,908	$(1,990)	$73,908
Mortgage-backed securities:
Pass-through certificates:
GSE	—	17	(28,285)	337,438	(28,285)	337,455
REMICs:
GSE	—	—	(11,831)	213,100	(11,831)	213,100
Other debt securities:
Municipal bonds	(2)	763	—	—	(2)	763
Corporate bonds	(7)	9,966	(2,966)	96,978	(2,973)	106,944
Total	$(9)	$10,746	$(45,072)	$721,424	$(45,081)	$732,170

NORTHFIELD BANCORP, INC.  AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

The Company held 108 pass-through mortgage-backed securities issued or guaranteed by GSEs, 70 REMIC mortgage-backed securities issued or guaranteed by GSEs, five U.S. Government agency securities, and three corporate bonds that were in a continuous unrealized loss position of twelve months or greater at December 31, 2024. There were seven REMIC mortgage-backed securities issued or guaranteed by GSEs and six pass-through mortgage-backed securities issued or guaranteed by GSEs that were in an unrealized loss position of less than twelve months at December 31, 2024. Substantially all securities referred to above were rated investment grade at December 31, 2024.

Available-for-sale debt securities in unrealized loss positions are evaluated for impairment related to credit losses on a quarterly basis. In performing an assessment of whether any decline in fair value is due to a credit loss, the Company considers the extent to which the fair value is less than the amortized cost, changes in credit ratings, any adverse economic conditions, as well as relevant information at the individual security level such as credit deterioration of the issuer or collateral underlying the security. In assessing the impairment, the Company compares the present value of cash flows expected to be collected with the amortized cost basis of the security. If it is determined that the decline in fair value was due to credit losses, an allowance for credit losses is recorded, limited to the amount the fair value is less than amortized cost basis. The Company did not recognize any allowance for credit losses on its available-for-sale debt securities during the years ended December 31, 2024 or 2023. The Company does not intend to sell its available-for-sale debt securities in an unrealized loss position and it is likely that it will not be required to sell the securities before their anticipated recovery.

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

The Company has made the accounting policy election to exclude accrued interest receivable on available-for-sale securities from the estimate of credit losses. Accrued interest receivable associated with debt securities available-for-sale totaled $3.1 million and $2.4 million at December 31, 2024 and December 31, 2023, respectively, and was reported in accrued interest receivable on the consolidated balance sheets. The Company elected not to measure an allowance for credit losses on accrued interest receivable, as an allowance on possible uncollectible accrued interest is not warranted.

(3)    Debt Securities Held-to-Maturity

The following is a summary of mortgage-backed securities held-to-maturity at December 31, 2024 and 2023 (in thousands):

	December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Mortgage-backed securities:
Pass-through certificates:
GSEs	$9,303	$16	$(557)	$8,762
Total securities held-to-maturity	$9,303	$16	$(557)	$8,762

	December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Mortgage-backed securities:
Pass-through certificates:
GSEs	$9,866	$107	$(387)	$9,586
Total securities held-to-maturity	$9,866	$107	$(387)	$9,586

Contractual maturities for mortgage-backed securities are not presented, as expected maturities on mortgage-backed securities may differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without penalties. There were no sales of held-to-maturity securities for the years ended December 31, 2024, 2023 or 2022.

NORTHFIELD BANCORP, INC.  AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

At December 31, 2024, and December 31, 2023, debt securities held-to-maturity with a carrying value of $9.1 million and $9.7 million, respectively, were pledged to secure repurchase agreements and deposits. See Note 9 - “Borrowings” for further discussion regarding securities pledged or encumbered for borrowings.

Gross unrealized losses on mortgage-backed securities held-to-maturity, and the estimated fair value of the related securities, aggregated by security category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2024 and December 31, 2023 were as follows (in thousands):

	December 31, 2024
	Less than 12 months		12 months or more		Total
	Unrealized	Estimated	Unrealized	Estimated	Unrealized	Estimated
	losses	fair value	losses	fair value	losses	fair value
Mortgage-backed securities:
Pass-through certificates:
GSE	$—	$—	$(557)	$5,974	$(557)	$5,974
Total	$—	$—	$(557)	$5,974	$(557)	$5,974

	December 31, 2023
	Less than 12 months		12 months or more		Total
	Unrealized	Estimated	Unrealized	Estimated	Unrealized	Estimated
	losses	fair value	losses	fair value	losses	fair value
Mortgage-backed securities:
Pass-through certificates:
GSE	$—	$—	$(387)	$6,661	$(387)	$6,661
Total	$—	$—	$(387)	$6,661	$(387)	$6,661

The Company held nine pass-through mortgage-backed debt securities held-to-maturity issued or guaranteed by GSEs that were in a continuous unrealized loss position of twelve months or greater at December 31, 2024.

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

The Company has made the accounting policy election to exclude accrued interest receivable on held-to-maturity securities from the estimate of credit losses. Accrued interest receivable associated with held-to-maturity securities totaling $33,000 and $36,000, respectively, at December 31, 2024 and December 31, 2023 was reported in accrued interest receivable on the consolidated balance sheets. The Company elected not to measure an allowance for credit losses on accrued interest receivable, as an allowance on possible uncollectible accrued interest is not warranted.
(4)    Equity Securities

At December 31, 2024 and December 31, 2023, equity securities totaled $14.3 million and $10.6 million, respectively. Equity securities consisted of money market mutual funds, recorded at fair value of $4.3 million and $330,000, at December 31, 2024 and December 31, 2023, respectively, and an investment in a private Small Business Administration (“SBA”) Loan Fund (the "SBA Loan Fund") recorded at net asset value of $10.0 million and $10.3 million at December 31, 2024 and December 31, 2023, respectively. As the SBA Loan Fund operates as a private fund, its shares are not publicly traded and, therefore, have no readily determinable market value. The SBA Loan Fund was recorded at net asset value as a practical expedient for reporting fair value.

NORTHFIELD BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

(5)    Loans

The following table summarizes the Company's loans held-for-investment, net, (in thousands):

	December 31,
	2024	2023
Real estate loans:
Multifamily	$2,597,484	$2,750,996
Commercial mortgage	889,801	929,595
One-to-four family residential mortgage	150,217	160,824
Home equity and lines of credit	174,062	163,520
Construction and land	35,897	30,967
Total real estate loans	3,847,461	4,035,902
Commercial and industrial loans	163,425	155,268
Other loans	2,165	2,585
Total commercial and industrial and other loans	165,590	157,853
Loans held-for-investment, net (excluding PCD)	4,013,051	4,193,755
PCD	9,173	9,899
Total loans held-for-investment, net	4,022,224	4,203,654
Allowance for credit losses	(35,183)	(37,535)
Net loans held-for-investment	$3,987,041	$4,166,119

The Company had loans held-for-sale of $4.9 million and $0 at December 31, 2024 and December 31, 2023, respectively.

In addition to originating loans, the Company may acquire loans through portfolio purchases or acquisitions of other companies. Purchased loans that have evidence of more than insignificant credit deterioration since origination are deemed PCD loans. For PCD loans, each loan pool is accounted for as a single asset with a single composite interest rate and an aggregate expectation of cash flows. PCD loans totaled $9.2 million at December 31, 2024, as compared to $9.9 million at December 31, 2023. The majority of the PCD loan balances were acquired as part of an FDIC-assisted transaction. At December 31, 2024, PCD loans consisted of approximately 9% one-to-four family residential loans, 25% commercial real estate loans, 55% commercial and industrial loans, and 11% in home equity loans. At December 31, 2023, PCD loans consisted of approximately 7% one-to-four family residential loans, 25% commercial real estate loans, 57% commercial and industrial loans, and 11% in home equity loans.

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

The Company maintains a credit risk rating system as part of the risk assessment of its loan portfolio. The Company’s lending officers are required to assign a credit risk rating to each loan in their portfolio at origination. This risk rating is reviewed periodically and adjusted if necessary. Monthly, management presents monitored assets to the Loan Committee of the Board of Directors. In addition, the Company engages a third-party independent loan reviewer that performs semi-annual reviews of a sample of loans, validating the credit risk ratings assigned to such loans. The credit risk ratings play an important role in the establishment of the provision for credit losses on loans and the allowance for credit losses for loans held-for-investment. After determining the loss factor for each portfolio segment held-for-investment, the collectively evaluated for impairment balance of the held-for-investment portfolio is multiplied by the collectively evaluated for impairment loss factor for the respective portfolio segment in order to determine the allowance for loans collectively evaluated for impairment.

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

NORTHFIELD BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

The following tables presents the Company’s loans held-for-investment and current period gross charge-offs, excluding PCD loans, by loan class, credit risk ratings and year of origination, at December 31, 2024, and December 31, 2023, (in thousands):

	December 31, 2024
	2024	2023	2022	2021	2020	Prior	Revolving Loans	Total
Real Estate:
Multifamily
Pass	$4,881	$86,169	$594,887	$628,886	$449,955	$819,582	$493	$2,584,853
Special mention	—	—	—	1,197	1,131	1,445	—	3,773
Substandard	—	—	—	—	—	8,858	—	8,858
Total multifamily	4,881	86,169	594,887	630,083	451,086	829,885	493	2,597,484
Current-period gross charge-offs	—	—	—	—	—	136	—	136
Commercial mortgage
Pass	63,034	87,164	195,575	149,231	61,214	309,280	1,200	866,698
Special mention	—	—	—	—	2,701	9,297	—	11,998
Substandard	—	—	—	—	—	10,812	293	11,105
Total commercial mortgage	63,034	87,164	195,575	149,231	63,915	329,389	1,493	889,801
One-to-four family residential
Pass	8,929	6,597	23,452	11,728	6,547	91,404	920	149,577
Substandard	—	—	—	—	—	640	—	640
Total one-to-four family residential	8,929	6,597	23,452	11,728	6,547	92,044	920	150,217
Home equity and lines of credit
Pass	15,231	19,647	31,378	12,209	6,499	16,966	70,453	172,383
Special mention	—	—	68	—	—	—	—	68
Substandard	—	—	1,008	421	23	159	—	1,611
Total home equity and lines of credit	15,231	19,647	32,454	12,630	6,522	17,125	70,453	174,062
Construction and land
Pass	3,532	11,254	2,281	625	13,570	4,635	—	35,897
Total construction and land	3,532	11,254	2,281	625	13,570	4,635	—	35,897
Total real estate loans	95,607	210,831	848,649	804,297	541,640	1,273,078	73,359	3,847,461
Commercial and industrial
Pass	15,733	14,768	19,043	13,539	2,977	6,680	82,552	155,292
Special mention	—	770	264	168	—	—	—	1,202
Substandard	2,494	733	1,217	1,280	72	131	1,004	6,931
Total commercial and industrial	18,227	16,271	20,524	14,987	3,049	6,811	83,556	163,425
Current-period gross charge-offs	—	387	3,249	2,966	73	198	—	6,873
Other
Pass	2,096	—	—	—	—	11	53	2,160
Substandard	—	—	—	—	—	5	—	5
Total other	2,096	—	—	—	—	16	53	2,165
Total loans held-for-investment	$115,930	$227,102	$869,173	$819,284	$544,689	$1,279,905	$156,968	$4,013,051
Total current-period gross charge-offs	$—	$387	$3,249	$2,966	$73	$334	$—	$7,009

NORTHFIELD BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

	December 31, 2023
	2023	2022	2021	2020	2019	Prior	Revolving Loans	Total
Real Estate:
Multifamily
Pass	$88,435	$615,028	$648,328	$464,995	$248,190	$676,544	$570	$2,742,090
Special mention	—	—	—	—	—	328	—	328
Substandard	—	—	—	—	—	8,578	—	8,578
Total multifamily	88,435	615,028	648,328	464,995	248,190	685,450	570	2,750,996
Commercial mortgage
Pass	89,072	211,754	147,656	66,207	86,736	299,615	1,812	902,852
Special mention	—	—	8,528	—	—	4,369	—	12,897
Substandard	—	2,838	—	—	—	10,708	300	13,846
Total commercial mortgage	89,072	214,592	156,184	66,207	86,736	314,692	2,112	929,595
One-to-four family residential
Pass	6,747	26,198	12,039	8,321	9,064	96,569	829	159,767
Special mention	—	—	—	—	—	347	—	347
Substandard	—	—	—	—	—	710	—	710
Total one-to-four family residential	6,747	26,198	12,039	8,321	9,064	97,626	829	160,824
Home equity and lines of credit
Pass	23,400	33,022	14,316	7,179	5,353	13,658	65,287	162,215
Special mention	—	—	—	—	—	67	—	67
Substandard	—	627	423	24	89	75	—	1,238
Total home equity and lines of credit	23,400	33,649	14,739	7,203	5,442	13,800	65,287	163,520
Construction and land
Pass	4,877	6,091	630	10,236	1,192	7,291	650	30,967
Total construction and land	4,877	6,091	630	10,236	1,192	7,291	650	30,967
Total real estate loans	212,531	895,558	831,920	556,962	350,624	1,118,859	69,448	4,035,902
Commercial and industrial
Pass	17,197	26,075	17,485	2,727	2,602	7,296	65,603	138,985
Special mention	—	542	361	39	—	56	250	1,248
Substandard	—	847	13,843	132	45	168	—	15,035
Total commercial and industrial	17,197	27,464	31,689	2,898	2,647	7,520	65,853	155,268
Current-period gross charge-offs	1,488	2,818	1,439	437	62	328	—	6,572
Other
Pass	2,463	—	—	53	—	23	39	2,578
Substandard	—	—	—	—	—	7	—	7
Total other	2,463	—	—	53	—	30	39	2,585
Total loans held-for-investment	$232,191	$923,022	$863,609	$559,913	$353,271	$1,126,409	$135,340	$4,193,755
Total current-period gross charge-offs	$1,488	$2,818	$1,439	$437	$62	$328	$—	$6,572

NORTHFIELD BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Past Due and Non-Accrual Loans

Included in loans receivable held-for-investment are loans for which the accrual of interest income has been discontinued due to deterioration in the financial condition of the borrowers. The recorded investment of these non-accrual loans was $14.3 million and $10.1 million at December 31, 2024, and December 31, 2023, respectively. Generally, originated loans are placed on non-accrual status when they become 90 days or more delinquent, or sooner if considered appropriate by management, and remain on non-accrual status until they are brought current, have six consecutive months of performance under the loan terms, and factors indicating reasonable doubt about the timely collection of payments no longer exist. Therefore, loans may be current in accordance with their loan terms, or may be less than 90 days delinquent and still be on a non-accruing status.

When an individual loan no longer demonstrates the similar credit risk characteristics as other loans within its current segment, the Company evaluates each for expected credit losses on an individual basis. All non-accrual loans $500,000 and above and all loans designated as TDRs prior to adoption of ASU 2022-02 are individually evaluated. The non-accrual amounts included in loans individually evaluated for impairment were $9.6 million and $6.0 million at December 31, 2024, and December 31, 2023, respectively. Loans on non-accrual status with principal balances less than $500,000, and therefore not meeting the Company’s definition of an individually evaluated loan, amounted to $4.7 million at December 31, 2024, and $4.1 million at December 31, 2023. Loans past due 90 days or more and still accruing interest were $1.2 million and $1.3 million at December 31, 2024, and December 31, 2023, respectively, and consisted of loans that are well-secured and in the process of collection.

The following tables set forth the detail, and delinquency status, of non-performing loans (non-accrual loans and loans past due 90 days or more and still accruing), net of deferred fees and costs, at December 31, 2024, and December 31, 2023, excluding PCD loans (in thousands):

	December 31, 2024
	Total Non-Performing Loans
	Non-Accruing Loans
	Current	30-89 Days Past Due	90 Days or More Past Due	Total	90 Days or More Past Due and Accruing	Total Non-Performing Loans
Loans held-for-investment:
Real estate loans:
Multifamily
Substandard	$1,727	$—	$882	$2,609	$164	$2,773
Total multifamily	1,727	—	882	2,609	164	2,773
Commercial mortgage
Substandard	58	142	4,378	4,578	—	4,578
Total commercial mortgage	58	142	4,378	4,578	—	4,578
One-to-four family residential
Pass	—	—	—	—	748	748
Substandard	—	—	—	—	134	134
Total one-to-four family residential	—	—	—	—	882	882
Home equity and lines of credit
Substandard	19	44	1,207	1,270	140	1,410
Total home equity and lines of credit	19	44	1,207	1,270	140	1,410
Total real estate	1,804	186	6,467	8,457	1,186	9,643
Commercial and industrial loans
Substandard	2,658	247	2,902	5,807	—	5,807
Total commercial and industrial loans	2,658	247	2,902	5,807	—	5,807
Total non-performing loans	$4,462	$433	$9,369	$14,264	$1,186	$15,450

At December 31, 2024, the Company had non-accrual loans held-for-sale of $4.9 million, which are not included in the above table.

NORTHFIELD BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

	December 31, 2023
	Total Non-Performing Loans
	Non-Accruing Loans
	Current	30-89 Days Past Due	90 Days or More Past Due	Total	90 Days or More Past Due and Accruing	Total Non-Performing Loans
Loans held-for-investment:
Real estate loans:
Multifamily
Substandard	$1,906	$—	$803	$2,709	$201	$2,910
Total multifamily	1,906	—	803	2,709	201	2,910
Commercial mortgage
Substandard	3,245	65	3,181	6,491	—	6,491
Total commercial mortgage	3,245	65	3,181	6,491	—	6,491
One-to-four family residential
Pass	—	—	—	—	267	267
Substandard	77	—	27	104	139	243
Total one-to-four family residential	77	—	27	104	406	510
Home equity and lines of credit
Pass	—	—	—	—	61	61
Substandard	21	—	478	499	650	1,149
Total home equity and lines of credit	21	—	478	499	711	1,210
Total real estate	5,249	65	4,489	9,803	1,318	11,121
Commercial and industrial loans
Substandard	73	40	192	305	—	305
Total commercial and industrial loans	73	40	192	305	—	305
Other loans
Pass	7	—	—	7	—	7
Total other	7	—	—	7	—	7
Total non-performing loans	$5,329	$105	$4,681	$10,115	$1,318	$11,433

NORTHFIELD BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

The following tables set forth the detail and delinquency status of loans held-for-investment, excluding PCD loans, net of deferred fees and costs, at December 31, 2024 and December 31, 2023 (in thousands):

	December 31, 2024
		Past Due Loans
	30-89 Days Past Due	90 Days or More Past Due	90 Days or More Past Due and Accruing	Total Past Due	Current	Total Loans Receivable, net
Loans held-for-investment:
Real estate loans:
Multifamily
Pass	$2,381	$—	$—	$2,381	$2,582,472	$2,584,853
Special mention	—	—	—	—	3,773	3,773
Substandard	450	882	164	1,496	7,362	8,858
Total multifamily	2,831	882	164	3,877	2,593,607	2,597,484
Commercial mortgage
Pass	25	—	—	25	866,673	866,698
Special mention	—	—	—	—	11,998	11,998
Substandard	195	4,378	—	4,573	6,532	11,105
Total commercial mortgage	220	4,378	—	4,598	885,203	889,801
One-to-four family residential
Pass	2,406	—	748	3,154	146,423	149,577
Substandard	—	—	134	134	506	640
Total one-to-four family residential	2,406	—	882	3,288	146,929	150,217
Home equity and lines of credit
Pass	1,473	—	—	1,473	170,910	172,383
Special mention	—	—	—	—	68	68
Substandard	44	1,207	140	1,391	220	1,611
Total home equity and lines of credit	1,517	1,207	140	2,864	171,198	174,062
Construction and land
Pass	—	—	—	—	35,897	35,897
Total construction and land	—	—	—	—	35,897	35,897
Total real estate	6,974	6,467	1,186	14,627	3,832,834	3,847,461
Commercial and industrial
Pass	1,648	—	—	1,648	153,644	155,292
Special mention	432	—	—	432	770	1,202
Substandard	711	2,902	—	3,613	3,318	6,931
Total commercial and industrial	2,791	2,902	—	5,693	157,732	163,425
Other loans
Pass	3	—	—	3	2,157	2,160
Substandard	—	—	—	—	5	5
Total other loans	3	—	—	3	2,162	2,165
Total loans held-for-investment	$9,768	$9,369	$1,186	$20,323	$3,992,728	$4,013,051

NORTHFIELD BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

	December 31, 2023
	Past Due Loans
	30-89 Days Past Due	90 Days or More Past Due	90 Days or More Past Due and Accruing	Total Past Due	Current	Total Loans Receivable, net
Loans held-for-investment:
Real estate loans:
Multifamily
Pass	$740	$—	$—	$740	$2,741,350	$2,742,090
Special mention	—	—	—	—	328	328
Substandard	—	803	201	1,004	7,574	8,578
Total multifamily	740	803	201	1,744	2,749,252	2,750,996
Commercial mortgage
Pass	954	—	—	954	901,898	902,852
Special mention	—	—	—	—	12,897	12,897
Substandard	121	3,181	—	3,302	10,544	13,846
Total commercial mortgage	1,075	3,181	—	4,256	925,339	929,595
One-to-four family residential
Pass	3,275	—	267	3,542	156,225	159,767
Special mention	64	—	—	64	283	347
Substandard	—	27	139	166	544	710
Total one-to-four family residential	3,339	27	406	3,772	157,052	160,824
Home equity and lines of credit
Pass	691	—	61	752	161,463	162,215
Special mention	37	—	—	37	30	67
Substandard	89	478	650	1,217	21	1,238
Total home equity and lines of credit	817	478	711	2,006	161,514	163,520
Construction and land
Pass	—	—	—	—	30,967	30,967
Total construction and land	—	—	—	—	30,967	30,967
Total real estate	5,971	4,489	1,318	11,778	4,024,124	4,035,902
Commercial and industrial
Pass	1,726	—	—	1,726	137,259	138,985
Special mention	385	—	—	385	863	1,248
Substandard	696	192	—	888	14,147	15,035
Total commercial and industrial	2,807	192	—	2,999	152,269	155,268
Other loans
Pass	10	—	—	10	2,568	2,578
Substandard	—	—	—	—	7	7
Total other loans	10	—	—	10	2,575	2,585
Total loans held-for-investment	$8,788	$4,681	$1,318	$14,787	$4,178,968	$4,193,755

NORTHFIELD BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

The following tables summarize information on non-accrual loans, excluding PCD loans, at December 31, 2024 and December 31, 2023 (in thousands):

	December 31, 2024
	Recorded Investment	Unpaid Principal Balance	With No Related Allowance
Real estate loans:
Multifamily	$2,609	$3,023	$1,727
Commercial mortgage	4,578	5,011	3,806
Home equity and lines of credit	1,270	1,519	—
Commercial and industrial	5,807	14,693	1,534
Total non-accrual loans	$14,264	$24,246	$7,067

	December 31, 2023
	Recorded Investment	Unpaid Principal Balance	With No Related Allowance
Real estate loans:
Multifamily	$2,709	$2,987	$1,906
Commercial mortgage	6,491	6,946	4,055
One-to-four family residential	104	104	—
Home equity and lines of credit	499	749	—
Commercial and industrial	305	4,405	81
Other	7	6	—
Total non-accrual loans	$10,115	$15,197	$6,042

The following table summarizes interest income on non-accrual loans, excluding PCD loans, during the years ended December 31, 2024 and 2023 (in thousands).

	Year Ended December 31,
	2024	2023
Real estate loans:
Multifamily	$146	$164
Commercial mortgage	150	290
One-to-four family residential	—	8
Home equity and lines of credit	36	22
Commercial and industrial	421	93
Other	—	4
Total interest income on non-accrual loans	$753	$581

NORTHFIELD BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Collateral-Dependent Loans

Loans for which the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral are considered to be collateral-dependent loans. Collateral can have a significant financial effect in mitigating exposure to credit risk and, where there is sufficient collateral, an allowance for credit losses is not recognized or is minimal. For collateral-dependent loans, the allowance for credit losses is individually assessed based on the fair value of the collateral less estimated costs of sale. The Company's collateral-dependent loans are secured by real estate, inventory and equipment. Collateral values are generally based on appraisals, which are adjusted for changes in market indices. As of December 31, 2024 and December 31, 2023, the Company had $8.7 million and $7.9 million of collateral-dependent impaired loans, respectively. The collateral-dependent loans at December 31, 2024 consisted of $5.2 million of commercial real estate loans, $1.7 million of multifamily loans, $1.5 million of commercial and industrial loans, and $264,000 of one-to-four family residential loans. The collateral-dependent loans at December 31, 2023 consisted of $5.7 million of commercial real estate loans, $1.9 million of multifamily loans, and $298,000 of one-to-four family residential loans. For the years ended December 31, 2024 and 2023, there were no significant deterioration or changes in the collateral securing these loans.

Loan Modifications Made to Borrowers Experiencing Financial Difficulty

Effective January 1, 2023, the Company adopted ASU 2022-02, which eliminated the accounting for TDRs while expanding loan modification and vintage disclosure requirements. See Note 1- “Summary of Significant Accounting Policies” for further information.

The following tables present the amortized cost basis at December 31, 2024 and 2023 of loan modifications made to borrowers experiencing financial difficulty that were modified during the years ended December 31, 2024 and 2023 by class and by type of modification (dollars in thousands):

	Year Ended December 31, 2024
	Principal Forgiveness, Interest Rate Reduction and Term Extension (1)	Payment Delay	Term Extension	Interest Rate Reduction	Payment Delay, Term Extension, and Interest Rate Reduction	Total	Percentage of Total Class of Financing Receivable
Commercial mortgage	$—	$—	$380		$293	$673	0.08%
Home equity and lines of credit	—	—	—	201	—	201	0.12%
Commercial and industrial	2,494	446	—	—	137	3,077	1.88%
Total loans	$2,494	$446	$380	$201	$430	$3,951

	Year Ended December 31, 2023
	Payment Delay	Term Extension (1)	Payment Delay and Interest Rate Reduction	Payment Delay, Term Extension, and Interest Rate Reductions	Total	Percentage of Total Class of Financing Receivable
Commercial mortgage	$236	$—	$—	$—	$236	0.03%
Commercial and industrial	332	14,626	206	634	15,798	10.17%
Total loans	$568	$14,626	$206	$634	$16,034

(1) Includes one loan with a balance of $2.5 million at December 31, 2024, and $13.4 million at December 31, 2023, that was risk rated substandard and had received multiple 90-day extensions from the second quarter of 2023 through July 1, 2024. During the third quarter of 2024, the loan experienced credit deterioration and was put on non-accrual status. The loan received principal forgiveness of $878,000 in the third quarter of 2024 and made a payment of $10.0 million during the fourth quarter of 2024. The remaining $2.5 million balance of this loan was current as of December 31, 2024, but remains on non-accrual status.

NORTHFIELD BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

The following table presents the financial effect of loan modifications made to borrowers experiencing financial difficulty during the during the years ended December 31, 2024 and 2023 (in thousands):

	Weighted-Average Term Extension (in months)	Weighted-Average Interest Rate Reduction
Year Ended December 31, 2024
Commercial mortgage	60	3.00%
Home equity and lines of credit	—	3.50%
Commercial and industrial	35	3.87%
Year Ended December 31, 2023
Commercial and industrial	4.4	3.75%

There were no commitments to lend additional funds to borrowers experiencing financial difficulty whose terms have been restructured at December 31, 2024.

For modified loans, a subsequent payment default is defined in terms of delinquency, when a principal or interest payment is 90 days past due or classified into non-accrual status during the reporting period. during the preceding twelve months, there were six commercial and industrial loans with a balance of approximately $1.1 million that subsequently defaulted and were charged-off during the year ended December 31, 2024.

The Company closely monitors the performance of loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of the modification efforts. The following tables present the aging analysis of loan modifications made to borrowers experiencing financial difficulty during the years ended December 31, 2024 and 2023 (in thousands):

	Year Ended December 31, 2024
	Current	30-89 Days Past Due	90 Days or More Past Due	Non-Accrual (1)	Total
Commercial mortgage	$673	$—	$—	$—	$673
Home equity and lines of credit	201	—	—	—	201
Commercial and industrial	219	137	—	2,721	3,077
Total loans	$1,093	$137	$—	$2,721	$3,951

	Year Ended December 31, 2023
	Current (1)	30-89 Days Past Due	90 Days or More Past Due	Non-Accrual	Total
Commercial mortgage	$—	$—	$—	$236	$236
Commercial and industrial	15,202	596	—	—	15,798
Total loans	$15,202	$596	$—	$236	$16,034

(1) Includes one loan with a balance of $2.5 million at December 31, 2024, and $13.4 million at December 31, 2023, that was risk rated substandard and had received multiple 90-day extensions from the second quarter of 2023 through July 1, 2024. During the third quarter of 2024, the loan experienced credit deterioration and was put on non-accrual status. The loan received principal forgiveness of $878,000 in the third quarter of 2024 and made a payment of $10.0 million during the fourth quarter of 2024. The remaining $2.5 million balance of this loan was current as of December 31, 2024, but remains on non-accrual status.

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

The Company utilizes a two-year reasonable and supportable forecast period after which estimated losses revert to historical loss experience immediately for the remaining life of the loan. In establishing its estimate of expected credit losses, the Company utilizes five externally-sourced forward-looking economic scenarios developed by Moody's Analytics (“Moody's”) so as to incorporate uncertainties related to the economic environment. These scenarios, which range from more benign to more severe economic outlooks, include a “most likely outcome” (the “Baseline” scenario) and four less likely scenarios referred to as the “Upside” and “Downside” scenarios. Each scenario is assigned a weighting with a majority of the weighting placed on the Baseline scenario and lower weights placed on both the Upside and Downside scenarios. The weighting assigned by management is based on the economic outlook and available information at the reporting date. The model projects economic variables under each scenario based on detailed statistical analyses. The Company has identified and selected key variables that most closely correlated to its historical credit performance, which include: Gross domestic product, unemployment, and three collateral indices: the Commercial Property Price Index, the Commercial Property Price Apartment Index and the Case-Shiller Home Price Index.

Allowance for Individually Evaluated Loans

The Company measures specific reserves for individual loans that do not share common risk characteristics with other loans, consisting of all loans previously modified as TDRs (prior to the adoption of ASU 2022-02) and non-accrual loans with an outstanding balance of $500,000 or greater. Loans individually evaluated for impairment are assessed to determine whether the loan’s carrying value is not in excess of the estimated fair value of the collateral less cost to sell, if the loan is collateral-dependent, or the present value of the expected future cash flows, if the loan is not collateral-dependent. Management performs an evaluation of each individually evaluated loan and generally obtains updated appraisals as part of the evaluation. In addition, management adjusts estimated fair values down to appropriately consider recent market conditions, our willingness to accept a lower sales price to effect a quick sale, and costs to dispose of any supporting collateral. Determining the estimated fair value of underlying collateral (and related costs to sell) can be difficult in illiquid real estate markets and is subject to significant assumptions and estimates. Management employs an independent third-party management firm that specializes in appraisal preparation and review to ascertain the reasonableness of updated appraisals. Projecting the expected cash flows for TDRs (prior to the adoption of ASU 2022-02) which are not collateral-dependent is inherently subjective and requires, among other things, an evaluation of the borrower’s current and projected financial condition. Individually evaluated loans that have no impairment losses are not considered for collective allowances described above. Upon adoption of ASU 2022-02, the Company no longer establishes a specific reserve for loan modifications to borrowers experiencing financial difficulty. Instead, these loan modifications are included in their respective pool and a historical loss rate is applied to the current loan balance to arrive at the quantitative and qualitative baseline portion of the allowance for credit losses.

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

The table below summarizes the allowance for credit losses for off-balance sheet credit exposures as of, and for the years ended December 31, 2024 and 2023 (in thousands):

	Year Ended December 31,
	2024	2023
Balance at beginning of year	$236	$791
Expense/(benefit) for credit losses	282	(555)
Balance at end of year	$518	$236

A summary of changes in the allowance for credit losses for the years ended December 31, 2024, 2023, and 2022 follows (in thousands):

	December 31,
	2024	2023	2022
Balance at beginning of year	$37,535	$42,617	$38,973
Provision for credit losses	4,281	1,353	4,482
Recoveries	376	145	487
Charge-offs	(7,009)	(6,580)	(1,325)
Balance at end of year	$35,183	$37,535	$42,617

NORTHFIELD BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

The following tables set forth activity in our allowance for credit losses by loan type, as of, and for the years ended, December 31, 2024 and December 31, 2023. The following tables also detail the amount of loans receivable held-for-investment, net of deferred loan fees and costs, that are evaluated, individually and collectively, for impairment, and the related portion of allowance for credit losses that is allocated to each loan portfolio segment (in thousands):

	December 31, 2024
	Real Estate
	Commercial (1)	One-to-Four Family	Home Equity and Lines of Credit	Construction and Land	Commercial and Industrial	Other	Total Loans (excluding PCD)	PCD	Total
Allowance for credit losses:
Beginning balance	$23,255	$3,285	$1,705	$149	$6,050	$6	$34,450	$3,085	$37,535
Charge-offs	(136)	—	—	—	(6,873)	—	(7,009)	—	(7,009)
Recoveries	57	9	92	—	218	—	376	—	376
Provisions (credit)	(2,227)	(1,049)	457	(46)	7,329	(2)	4,462	(181)	4,281
Ending balance	$20,949	$2,245	$2,254	$103	$6,724	$4	$32,279	$2,904	$35,183
Ending balance: individually evaluated for impairment	$—	$—	$2	$—	$1,274	$—	$1,276	$—	$1,276
Ending balance: collectively evaluated for impairment	$20,949	$2,245	$2,252	$103	$5,450	$4	$31,003	$—	$31,003
Ending balance: PCD loans evaluated for impairment (2)	$—	$—	$—	$—	$—	$—	$—	$2,904	$2,904
Loans, net:
Ending balance	$3,487,285	$150,217	$174,062	$35,897	$163,425	$2,165	$4,013,051	$9,173	$4,022,224
Ending balance: individually evaluated for impairment	$7,730	$555	$20	$—	$4,070	$—	$12,375	$—	$12,375
Ending balance: collectively evaluated for impairment	$3,479,555	$149,662	$174,042	$35,897	$159,237	$2,165	$4,000,558	$—	$4,000,558
Ending balance: PCD loans evaluated for impairment (2)	$—	$—	$—	$—	$—	$—	$—	$9,173	$9,173
PPP loans not evaluated for impairment (3)	$—	$—	$—	$—	$118	$—	$118	$—	$118

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

NORTHFIELD BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

	December 31, 2023
	Real Estate
	Commercial (1)	One-to-Four Family	Home Equity and Lines of Credit	Construction and Land	Commercial and Industrial	Other	Total Loans (excluding PCD)	PCD	Total
Allowance for credit losses:
Beginning balance	$29,485	$3,936	$866	$324	$4,114	$9	$38,734	$3,883	$42,617
Charge-offs	—	—	—	—	(6,572)	—	(6,572)	(8)	(6,580)
Recoveries	71	—	1	—	63	—	135	10	145
Provisions (credits)	(6,301)	(651)	838	(175)	8,445	(3)	2,153	(800)	1,353
Ending balance	$23,255	$3,285	$1,705	$149	$6,050	$6	$34,450	$3,085	$37,535
Ending balance: individually evaluated for impairment	$25	$—	$3	$—	$17	$—	$45	$—	$45
Ending balance: collectively evaluated for impairment	$23,230	$3,285	$1,702	$149	$6,033	$6	$34,405	$—	$34,405
Ending balance: PCD loans evaluated for impairment (2)	$—	$—	$—	$—	$—	$—	$—	$3,085	$3,085
Loans, net:
Ending balance	$3,680,591	$160,824	$163,520	$30,967	$155,268	$2,585	$4,193,755	$9,899	$4,203,654
Ending balance: individually evaluated for impairment	$8,608	$609	$23	$—	$84	$—	$9,324	$—	$9,324
Ending balance: collectively evaluated for impairment	$3,671,983	$160,215	$163,497	$30,967	$154,900	$2,585	$4,184,147	$—	$4,184,147
Ending balance: PCD loans evaluated for impairment (2)	$—	$—	$—	$—	$—	$—	$—	$9,899	$9,899
PPP loans not evaluated for impairment (3)	$—	$—	$—	$—	$284	$—	$284	$—	$284

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
The allowance for credit losses on loans decreased to $35.2 million at December 31, 2024, compared to $37.5 million at December 31, 2023, primarily due to a decrease in loan balances and an improvement in the macroeconomic forecast. The decreases were partially offset by increases in the reserves related to the commercial and industrial and home equity loan portfolios due to an increase in non-performing loans in these categories and loan balances.

NORTHFIELD BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

(7)    Premises and Equipment, Net

At December 31, 2024 and 2023, premises and equipment, less accumulated depreciation and amortization, consists of the following (in thousands):

	December 31,
	2024	2023
At cost:
Land	$4,940	$5,156
Buildings and improvements	12,005	13,475
Capital leases	2,600	2,600
Furniture, fixtures, and equipment	33,873	35,098
Leasehold improvements	29,773	30,152
	83,191	86,481
Accumulated depreciation and amortization	(61,206)	(61,710)
Premises and equipment, net	$21,985	$24,771

Depreciation expense for the years ended December 31, 2024, 2023, and 2022, was $3.6 million, $3.7 million, and $3.6 million, respectively. The Company sold premises and equipment during the year ended December 31, 2024, with a book balance of $389,000 and realized a gain of $3.4 million. There were no sales of premises and equipment in 2023 or 2022.

(8)    Deposits

Deposit account balances are summarized as follows (dollars in thousands):

	As of December 31,
	2024		2023
	Amount	Weighted Average Rate	Amount	Weighted Average Rate
Transaction:
Negotiable orders of withdrawal and interest-bearing checking	$1,286,154	2.11%	$1,231,943	2.06%
Non-interest bearing checking	706,976	—%	694,903	—%
Total transaction	1,993,130	1.36%	1,926,846	1.32%
Savings:
Money market	272,145	1.87%	302,122	1.76%
Brokered money market	—	—%	50,000	5.30%
Savings	904,163	1.71%	925,744	1.85%
Total savings	1,176,308	1.75%	1,277,866	1.96%
Certificates of deposit:
Under $250,000	844,360	4.10%	575,502	4.15%
$250,000 or more	124,679	4.26%	98,221	4.13%
Total certificates of deposit	969,039	4.12%	673,723	4.15%
Total deposits	$4,138,477	2.12%	$3,878,435	2.02%

The Company had brokered deposits (included in certificates of deposit in the table above) of $263.4 million and $50.0 million at December 31, 2024 and 2023, respectively.

NORTHFIELD BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Scheduled maturities of certificates of deposit are summarized as follows (in thousands):

December 31, 2024
2025	$940,220
2026	8,405
2027	6,082
2028	8,793
2029	5,539
Total	$969,039

Interest expense on deposits is summarized as follows (in thousands):

	December 31,
	2024	2023	2022
Transaction	$27,676	$16,553	$1,759
Savings and money market	22,552	13,855	1,851
Certificates of deposit	32,044	18,345	6,679
	$82,272	$48,753	$10,289

(9)    Borrowings

Borrowings consisted of FHLB advances, borrowings under the Federal Reserve's Bank Term Funding Program (“BTFP”), securities sold under agreements to repurchase (repurchase agreements), floating rate advances and other interest-bearing liabilities and are summarized as follows (in thousands):

	December 31,
	2024	2023
Repurchase agreements	$—	$25,000
Other borrowings:
FHLB advances	658,472	733,553
BTFP borrowings	—	94,500
Floating rate advances and other interest-bearing liabilities	7,930	6,219
	$666,402	$859,272

     At December 31, 2024 and 2023, FHLB advances, BTFP borrowings and repurchase agreements had contractual maturities as follows (in thousands):

December 31, 2024
FHLB
Advances
2025	$183,184
2026	148,000
2027	173,000
2028	154,288
$658,472

NORTHFIELD BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

	December 31, 2023
	FHLB	Repurchase	BTFP
	Advances	Agreements	Borrowings
2024	$75,765	$25,000	$94,500
2025	182,500	—	—
2026	148,000	—	—
2027	173,000	—	—
2028	154,288	—	—
	$733,553	$25,000	$94,500
Further information regarding FHLB advances, repurchase agreements and BTFP borrowings is summarized as follows (in thousands):

	December 31,
	2024	2023	2024	2023	2024	2023
	FHLB Advances		Repurchase Agreements		BTFP Borrowings
Average balance during year	$706,473	$766,268	$9,699	$25,000	$259,031	$97,593
Maximum outstanding at any month end	$783,553	$976,788	$25,000	$25,000	$374,500	$134,500
Weighted average interest rate at end of year	3.47%	3.52%	—%	2.42%	—%	4.37%
Weighted average interest rate during year	3.55%	3.55%	2.46%	2.45%	4.83%	4.38%
FHLB advances are secured by a blanket lien on unencumbered securities and the Company’s FHLB capital stock.
The Company had no repurchase agreements as of December 31, 2024. At December 31, 2023, the repurchase agreements were secured primarily by mortgage-backed securities with an amortized cost of $27.1 million and a fair value of $25.7 million.
The BTFP was established by the Board of Governors of the Federal Reserve System. The BTFP was created in March 2023 in response to industry events to provide banks with additional liquidity via a secured line of credit collateralized by eligible pledged securities. In January 2024, the Company borrowed $300 million from the Federal Reserve Bank through the BTFP program at favorable terms and conditions and invested the proceeds at higher rates. These borrowings were repaid in full as of December 31, 2024. The BTFP ceased providing borrowings in March 2024.

The Company has the ability to obtain additional funding from the FHLB and Federal Reserve Bank discount window of approximately $1.62 billion, utilizing unencumbered and unpledged securities of $683.4 million and multifamily loans of $934.8 million at December 31, 2024. The Company expects to have sufficient funds available to meet current commitments in the normal course of business.

(10)        Subordinated Debt

On June 17, 2022, the Company issued $62.0 million in aggregate principal amount of fixed-to-floating subordinated notes (the “Notes”) to certain institutional investors. The Notes mature on June 30, 2032, unless redeemed earlier. The Notes initially bear interest, payable semi-annually in arrears, at a fixed rate of 5.00% per annum until June 30, 2027. Beginning June 30, 2027 and until maturity or redemption, the interest rate applicable to the outstanding principal amount of the Notes due will reset quarterly to an interest rate per annum equal to the then current three-month Secured Overnight Financing Rate plus 200 basis points, payable quarterly in arrears. The Company has the option to redeem the Notes, at par and in whole or in part, beginning on June 30, 2027 and to redeem the Notes at any time in whole upon certain other events. Any redemption of the Notes will be subject to prior regulatory approval to the extent required. Debt issuance costs totaled $1.1 million and are being amortized to maturity. At December 31, 2024 and December 31, 2023, subordinated debt totaled $61.4 million and $61.2 million, respectively, which included $558,000 and $781,000, respectively, of unamortized debt issuance costs. The Company recognized amortization expense of $223,000 for each of the years ended December 31, 2024 and December 31, 2023. On September 16, 2022, the Company exchanged the Notes for the publicly registered subordinated notes.

NORTHFIELD BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(11)    Income Taxes

Income tax expense (benefit) consists of the following (in thousands):

	December 31,
	2024	2023	2022
Federal tax expense (benefit):
Current	$6,256	$7,438	$15,784
Deferred	940	1,880	(233)
	7,196	9,318	15,551
State and local tax expense (benefit):
Current	3,038	3,734	8,581
Deferred	322	1,039	(392)
	3,360	4,773	8,189
Total income tax expense	$10,556	$14,091	$23,740

A reconciliation between the amount of reported total income tax expense and the amount computed by multiplying the applicable statutory income tax rate for the years ended December 31, 2024, 2023, and 2022, is as follows (dollars in thousands):

	December 31,
	2024	2023	2022
Tax expense at statutory rate	$8,505	$10,869	$17,820
Applicable statutory federal income tax rate	21%	21%	21%
Increase (decrease) in taxes resulting from:
State tax, net of federal income tax	2,654	3,770	6,469
Bank owned life insurance	(885)	(762)	(717)
Effect of tax rate change in accumulated other comprehensive income	(586)	—	—
ESOP fair market value adjustment	(168)	(6)	69
Tax expense related to incentive stock options expired	572	—	—
Other, net	464	220	99
Income tax expense	$10,556	$14,091	$23,740

NORTHFIELD BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2024 and 2023, are as follows (in thousands):

	December 31,
	2024	2023
Deferred tax assets:
Allowance for credit losses	$10,039	$10,703
Deferred compensation	2,630	2,814
Accrued salaries	879	463
Postretirement benefits	261	283
Equity awards	1,397	2,113
Unrealized actuarial losses on post-retirement benefits	48	9
Straight-line leases adjustment	1,297	1,461
Asset retirement obligation	49	48
Reserve for accrued interest receivable	713	694
Reserve for loan commitments	151	69
Employee Stock Ownership Plan	637	631
Other	434	381
Depreciation	3,854	3,791
Fair value adjustments of acquired loans	524	755
Fair value adjustments of pension benefit obligations	96	140
Unrealized losses on securities	8,695	12,601
Total gross deferred tax assets	31,704	36,956
Deferred tax liabilities:
Fair value adjustments of acquired securities	105	151
Fair value adjustments of deposit liabilities	19	31
Deferred loan fees	2,427	2,481
Other	39	51
Total gross deferred tax liabilities	2,590	2,714
Net deferred tax asset	$29,114	$34,242

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

As a savings institution, the Bank is subject to a special federal tax provision regarding its frozen tax bad debt reserve. At December 31, 2024 and December 31, 2023, the Bank’s federal tax bad debt base-year reserve was $5.9 million, with a related net deferred tax liability of $1.7 million, which has not been recognized since the Bank does not expect that this reserve will become taxable in the foreseeable future. Events that would result in taxation of this reserve include redemptions of the Bank’s stock or certain excess distributions by the Bank to the Company.

NORTHFIELD BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
A reconciliation of the Company’s uncertain tax positions are as follows (in thousands):

	December 31,
	2024	2023	2022
Beginning balance	$299	$87	$141
Settlements based on tax positions related to prior years	(298)	(135)	(31)
Additions (reductions) based on tax positions related to prior years	406	347	(23)
Ending balance	$407	$299	$87

The Company recognizes interest and penalties on income taxes in income tax expense.

The following years are open for examination or under examination:

•Federal tax filings for 2021 through present.
•New York State tax filings 2021 through present.
•New York City tax filings 2021 through present.
•State of New Jersey 2020 through present.

(12)    Retirement Benefits

The Company has a 401(k) plan for its employees, which grants eligible employees (those salaried employees with at least 30 days of service) the opportunity to invest from 2% to 100% (subject to certain IRS limitations) of their base compensation in certain investment alternatives. The Company contributes an amount equal to 25% of employee contributions on the first 6% of base compensation contributed by eligible employees for the first three years of participation. After three years of participation, the Company's matching contribution increases from 25% to 50% of an employee’s contributions, on the first 6% of base compensation contributed by eligible employees. A member becomes fully vested in the Company’s contributions upon (a) completion of five years of service, or (b) normal retirement, early retirement, permanent disability, or death. The Company’s contribution to this plan amounted to approximately $736,000, $629,000, and $553,000 for the years ended December 31, 2024, 2023, and 2022, respectively.

The Company maintains the Northfield Bank ESOP. The ESOP is a tax-qualified plan invested in the Company’s common stock. The ESOP provides employees with the opportunity to receive a funded retirement benefit from the Bank, based on the value of the Company’s common stock. The ESOP purchased 2,463,884 shares of the Company’s common stock in the Company’s initial public offering at a price of $7.13 per share, as adjusted. This purchase was funded with a loan from Northfield Bancorp, Inc. to the ESOP. The outstanding balance of the loan at December 31, 2024 and 2023 was $5.9 million and $6.7 million, respectively. The shares of the Company’s common stock purchased in the initial public offering are pledged as collateral for the loan. Shares are released for allocation to participants as loan payments are made. A total of 106,215 and 105,463 shares were released and allocated to participants of the ESOP for the years ended December 31, 2024 and 2023, respectively. Cash dividends on unallocated shares are utilized to satisfy required debt payments, which releases additional shares to participants.

Upon completion of the Company’s second-step conversion, a second ESOP was established for employees in 2013, which purchased 1,422,357 shares of the Company’s common stock at a price of $10.00 per share. The purchase was funded with a loan from Northfield Bancorp, Inc. to the second ESOP. The outstanding balance at December 31, 2024 and 2023 was $9.4 million and $9.8 million, respectively. The shares of the Company’s common stock purchased in the second-step conversion are pledged as collateral for the loan. Shares are released for allocation to participants as loan payments are made. A total of 54,083 and 54,581 shares were released and allocated to participants of the second ESOP for the years ended December 31, 2024 and 2023, respectively. Cash dividends on unallocated shares are utilized to satisfy required debt payments. Dividends on allocated shares are utilized to prepay debt which releases additional shares to participants.

ESOP compensation expense for both plans for the years ended December 31, 2024, 2023, and 2022 was $1.1 million, $1.3 million, and $1.7 million, respectively.

NORTHFIELD BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
The Company maintains a Supplemental Employee Stock Ownership Plan (the “SESOP”), a non-qualified plan, that provides supplemental benefits to certain executives who are prevented from receiving the full benefits contemplated by the ESOP’s benefit formula due to tax law limits for tax-qualified plans. The supplemental payments for the SESOP consist of cash payments representing the value of Company shares that cannot be allocated to participants under the ESOP due to legal limitations imposed on tax-qualified plans. The Company's required contributions to the SESOP plan were $30,000, $53,000, and $54,000 for the years ended December 31, 2024, 2023, and 2022, respectively.

The Company provides post-retirement medical and life insurance to a limited number of retired individuals. The Company also provides retiree life insurance benefits to all qualified employees, up to certain limits. The following tables set forth the funded status and components of postretirement benefit costs at December 31 measurement dates (in thousands):

	2024	2023	2022
Accumulated postretirement benefit obligation beginning of year	$1,051	$815	$979
Interest cost	51	53	26
Actuarial (gain) loss	(25)	289	(109)
Benefits paid	(109)	(106)	(81)
Accumulated postretirement benefit obligation end of year	968	1,051	815
Accrued liability (included in accrued expenses and other liabilities)	$968	$1,051	$815

The following table sets forth the amounts recognized in accumulated other comprehensive income (in thousands):

	December 31,
	2024	2023
Net loss	$152	$185
Prior service credit	(94)	(113)
Loss recognized in accumulated other comprehensive income	$58	$72

The estimated net loss and prior service credit that will be amortized from accumulated other comprehensive income into net periodic cost in 2025 are $6,000 and $19,000, respectively.

The following table sets forth the components of net periodic postretirement benefit costs for the years ended December 31, 2024, 2023, and 2022 (in thousands):

	December 31,
	2024	2023	2022
Interest cost	$51	$53	$26
Amortization of prior service credits	(19)	(19)	(19)
Amortization of unrecognized loss	9	4	—
Net postretirement benefit cost included in compensation and employee benefits	$41	$38	$7

The assumed discount rate related to plan obligations reflects the weighted average of published market rates for high-quality corporate bonds with terms similar to those of the plans expected benefit payments, rounded to the nearest quarter percentage point.

The Company’s discount rate and rate of compensation increase used in accounting for the plan are as follows:

	2024	2023	2022
Assumptions used to determine benefit obligation at period end:
Discount rate	5.54%	4.83%	5.02%
Rate of increase in compensation(1)	N/A	N/A	N/A
Assumptions used to determine net periodic benefit cost for the year:
Discount rate	4.83%	5.02%	2.50%
Rate of increase in compensation(1)	N/A	N/A	N/A

 (1) Since the covered population is only retirees, a compensation rate increase assumption was not used.

NORTHFIELD BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

At December 31, 2024, a medical cost trend rate of 8.25% decreasing 0.50% per year thereafter until an ultimate rate of 4.75% is reached, was used in the plan’s valuation. The Company’s healthcare cost trend rates are based, among other things, on the Company’s own experience and third-party analysis of recent and projected healthcare cost trends.

A one percentage-point change in assumed healthcare cost trends would have the following effects (in thousands):

	One Percentage Point Increase		One Percentage Point Decrease
	2024	2023	2024	2023
Aggregate of service and interest components of net periodic cost (benefit)	$4	$5	$(4)	$(4)
Effect on accumulated postretirement benefit obligation	85	99	(76)	(87)

Benefit payments of approximately $109,000, $106,000, and $81,000 were made in 2024, 2023, and 2022, respectively. The benefits expected to be paid under the postretirement health benefits plan for the next five years are as follows: $107,000 in 2025; $103,000 in 2026; $100,000 in 2027; $96,000 in 2028; and $91,000 in 2029. The benefit payments expected to be paid in the aggregate for the years 2030 through 2034 are $385,000. The expected benefits are based on the same assumptions used to measure the Company’s benefit obligation at December 31, 2024, and include estimated future employee service.

The Company maintains a nonqualified plan to provide for the elective deferral of all or a portion of director fees by members of the Board of Directors, deferral of all or a portion of the compensation and/or annual incentive compensation payable to eligible employees of the Company, and to provide to certain officers of the Company benefits in excess of those permitted to be paid by the Company’s savings plan, ESOP, and profit-sharing plan under the applicable Internal Revenue Code. The plan obligation was approximately $15.8 million and $14.7 million at December 31, 2024 and 2023, respectively, and is included in accrued expenses and other liabilities on the consolidated balance sheets. Income (loss) under this plan was $1.7 million for the year ended December 31, 2024, $1.7 million for the year ended December 31, 2023, and $(2.2) million for the year ended December 31, 2022. The Company invests to fund this future obligation, in various mutual funds designated as trading securities. The securities are marked-to-market through current period earnings as a component of non-interest income. Accrued obligations under this plan are credited or charged with the return on the trading securities portfolio as a component of compensation and benefits expense.
(13)    Equity Incentive Plans

In 2019, the Northfield Bancorp, Inc. 2019 Equity Incentive Plan (the “2019 EIP”) was approved by stockholders of the Company. Under the 2019 EIP, the maximum number of shares of stock that may be delivered to participants in the form of stock options and stock appreciation rights (“SARs”) is 6,000,000. To the extent an equity award is issued in the form of a restricted stock grant, or restricted stock unit, the number of stock options/SARs that can be granted is reduced by 4.5. The maximum number of shares of stock that may be delivered to participants in the form of restricted stock awards and restricted stock units is 1,333,333 shares. As of December 31, 2024, a total of 2,436,734 stock options, SARs and restricted stock awards or restricted stock units remained available for issuance under the 2019 EIP, of which the maximum number of restricted stock awards and restricted stock units available for issuance was 541,496.

Previously, the Company maintained the Northfield Bancorp, Inc. 2014 Equity Incentive Plan (the “2014 EIP”), which allowed the Company to grant common stock or options to purchase common stock at specific prices to directors and employees of the Company. The 2014 EIP provided for the issuance or delivery of up to 4,978,249 shares (1,422,357 restricted shares and 3,555,892 stock options) of Northfield Bancorp, Inc. common stock subject to certain plan limitations. Upon approval of the 2019 EIP, the 2014 EIP was frozen and equity awards that would otherwise have been available for issuance were no longer available for grant, however, options previously granted under the 2014 EIP still remain outstanding and exercisable.

There were no stock options granted in 2024, 2023 or 2022.

During the years ended December 31, 2024, 2023, and 2022, the Company recorded $2.3 million, $2.4 million, and $1.8 million of stock-based compensation, respectively.

NORTHFIELD BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
The following table is a summary of the Company’s stock options as of December 31, 2024, and changes therein during the year then ended:

	Number of Stock Options	Weighted Average Grant Date Fair Value	Weighted Average Exercise Price	Weighted Average Contractual Life (years)
Outstanding- December 31, 2022	1,582,826	$4.03	$14.04	2.01
Forfeited or cancelled	(30,920)	3.97	13.79	—
Exercised	(7,600)	3.91	13.13	—
Outstanding- December 31, 2023	1,544,306	4.03	14.05	1.01
Forfeited or cancelled	(843,203)	3.97	13.18	—
Exercised	—	—	—	—
Outstanding and Exercisable - December 31, 2024	701,103	4.11	15.09	0.63
    There was no remaining future stock option expense related to the options outstanding as of December 31, 2024, as all are vested.
During the first and second quarters of 2024, the Company granted to directors and employees, under the 2019 Equity Incentive Plan 196,554 restricted stock awards with a total grant-date fair value of $2.6 million. Of these grants, 40,708 vest one year from the date of grant and 155,846 vest in equal installments over a three-year period beginning one year from the date of grant. The Company also issued 43,672 performance-based restricted stock units to its executive officers with a total grant date fair value of $581,000. Vesting of the performance-based restricted stock units will be based on achievement of certain levels of Core Return on Average Assets and will cliff-vest after a three-year measurement period ending January 26, 2027. At the end of the performance period, the number of actual shares to be awarded may vary between 0% and 225% of target amounts.
On January 27, 2023, the Company granted to directors and employees, under the 2019 Equity Incentive Plan, 157,525 restricted stock awards with a total grant-date fair value of $2.3 million. A further 2,357 restricted stock awards with a total grant date fair value of $25,000 were granted to an employee in August 2023. Of these grants, 36,170 vest one year from the date of grant and 123,712 vest in equal installments over a three-year period beginning one year from the date of grant. The Company also issued 34,724 performance-based restricted stock units to its executive officers with a total grant date fair value of $499,000. Vesting of the performance-based restricted stock units will be based on achievement of certain levels of Core Return on Average Assets and will cliff-vest after a three-year measurement period ended January 27, 2026. At the end of the performance period, the number of actual shares to be awarded may vary between 0% and 120% of target amounts.
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

NORTHFIELD BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
The following is a summary of the status of the Company’s restricted shares as of December 31, 2024, and changes therein during the year then ended:

	Restricted Stock Awards	Weighted Average Grant Date Fair Value	Performance Stock Awards	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2022	249,905	$14.74	$71,596	$14.55
Granted	157,525	14.37	34,724	14.37
Incremental performance-based restricted stock units earned	—	—	10,353	—
Vested	(96,744)	15.12	(27,842)	15.81
Forfeited	(23,883)	14.51	(13,908)	14.09
Non-vested at December 31, 2023	286,803	14.40	74,923	14.09
Granted	198,911	13.20	43,672	13.31
Vested	(134,484)	14.49	(14,794)	12.36
Forfeited	(13,456)	13.71	(10,193)	12.36
Non-vested at December 31, 2024	337,774	$13.71	93,608	$14.19

Expected future stock award expense related to the non-vested restricted awards as of December 31, 2024, is $2.3 million over an average period of 1.3 years. Expected future stock award expense related to the non-vested performance share awards as of December 31, 2024, was $400,000 over a weighted average period of 1.3 years.

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

At December 31, 2024 and 2023, the following commitment and contingent liabilities existed that are not reflected in the accompanying consolidated financial statements (in thousands):

	December 31,
	2024	2023
Commitments to extend credit	$51,260	$6,972
Unused lines of credit	261,783	292,721
Standby letters of credit	5,362	6,391

NORTHFIELD BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
The Company’s maximum exposure to credit losses in the event of nonperformance by the other party to these commitments is represented by the contractual amount. The Company uses the same credit policies in granting commitments and conditional obligations as it does for amounts recorded on the consolidated balance sheets. These commitments and obligations do not necessarily represent future cash flow requirements.  The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary, is based on management’s assessment of risk. Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third-party. The guarantees generally extend for a term of up to one year and are fully collateralized. For each guarantee issued, if the customer defaults on a payment to the third party, the Company would have to perform under the guarantee. The unamortized fee on standby letters of credit approximates their fair value; such fees were insignificant at both December 31, 2024 and 2023.
The Company maintains an allowance for credit losses on commitments to extend credit. The reserve for off-balance sheet exposures is determined using the CECL reserve factor in the related funded loan segment, adjusted for an average historical funding rate. At December 31, 2024 and 2023, the allowance was $518,000 and $236,000, respectively, and is recorded in other liabilities on the consolidated balance sheets. The corresponding provision is included in other non-interest expense. For further details on the allowance for credit losses on off-balance sheet exposures refer to Note 6 - “Allowance for Credit Losses (“ACL”) on Loans.”

At December 31, 2024, the Company was obligated under non-cancelable operating leases on property used for banking purposes. Most leases contain escalation clauses and renewal options which provide for increased rentals as well as for increases in certain property costs including real estate taxes, common area maintenance, and insurance. For further details on leases see Note 20 - “Leases.”

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

NORTHFIELD BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
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

At December 31, 2024, and 2023, as set forth in the following tables, both Northfield Bank and the Company exceeded all of the regulatory capital requirements to which they were subject at such dates.

The following is a summary of Northfield Bank’s regulatory capital amounts and ratios compared to the regulatory requirements as of December 31, 2024 and 2023, for classification as a well-capitalized institution and minimum capital (dollars in thousands):

					For Well
			For Capital		Capitalized
			Adequacy		Under Prompt Corrective
	Actual		Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2024:
CBLR	$703,514	12.46%	$508,179	9.00%	$508,179	9.00%
As of December 31, 2023:
CBLR	$702,486	12.80%	$493,966	9.00%	$493,966	9.00%

The following is a summary of the Company's regulatory capital amounts and ratios compared to the regulatory requirements as of December 31, 2024 and 2023, for classification as well-capitalized and minimum capital (dollars in thousands):

					For Well
			For Capital		Capitalized
			Adequacy		Under Prompt Corrective
	Actual		Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2024:
CBLR	$683,911	12.11%	$508,179	9.00%	$508,179	9.00%
As of December 31, 2023:
CBLR	$690,721	12.58%	$494,043	9.00%	$494,043	9.00%

(16)    Fair Value Measurements

The following tables present the assets reported on the consolidated balance sheets at their estimated fair value as of December 31, 2024 and 2023, by level within the fair value hierarchy as required by the Fair Value Measurements and Disclosures Topic of the FASB Accounting Standards Codification. Financial assets and liabilities are classified in their entirety based on the level of input that is significant to the fair value measurement.  The fair value hierarchy is as follows:
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

	Fair Value Measurements at December 31, 2024 Using:
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Measured on a recurring basis:
Assets:
Investment securities:
Debt securities available-for-sale:
U.S. Government agency securities	$75,348	$—	$75,348	$—
Mortgage-backed securities:
Pass-through certificates:
GSE	261,676	—	261,676	—
REMICs:
GSE	727,343	—	727,343	—
Total mortgage-backed securities	989,019	—	989,019	—
Other debt securities:
Municipal bonds	685	—	685	—
Corporate bonds	35,765	—	35,765	—
Total other debt securities	36,450	—	36,450	—
Total debt securities available-for-sale	1,100,817	—	1,100,817	—
Trading securities	13,884	13,884	—	—
Equity securities (1)	4,261	4,261	—	—
Total	$1,118,962	$18,145	$1,100,817	$—

Measured on a non-recurring basis:
Assets:
Loans individually evaluated for impairment:
Real estate loans:
Commercial real estate	$1,083	$—	$—	$1,083
Multifamily	1,727	—	—	1,727
Home equity and lines of credit	18	—	—	18
Total individually evaluated real estate loans	2,828	—	—	2,828
Commercial and industrial loans	1,291	—	—	1,291
Total	$4,119	$—	$—	$4,119

(1) Excludes investment measured at net asset value of $10.0 million at December 31, 2024, which has not been classified in the fair value hierarchy.

NORTHFIELD BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

	Fair Value Measurements at December 31, 2023 Using:
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Measured on a recurring basis:
Assets:
Investment securities:
Debt securities available-for-sale:
U.S. Treasuries	$44,379	$44,379	$—	$—
U.S Government agency securities	73,908	—	73,908	—
Mortgage-backed securities
Pass-through certificate
GSE	337,540	—	337,540	—
REMICs:
GSE	213,100	—	213,100	—
Total mortgage-backed securities	550,640	—	550,640	—
Other debt securities:
Municipal bonds	763	—	763	—
Corporate bonds	125,774	—	125,774	—
Total other debt securities	126,537	—	126,537	—
Total debt securities available-for sale	795,464	44,379	751,085	—
Trading securities	12,549	12,549	—	—
Equity securities (1)	330	330	—	—
Total	$808,343	$57,258	$751,085	$—

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

NORTHFIELD BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

    The following table presents qualitative information for Level 3 assets measured at fair value on a non-recurring basis at December 31, 2024 (dollars in thousands):

	Fair Value	Valuation Methodology	Unobservable Inputs	Range of Inputs
	(in thousands)
Individually evaluated loans:
Commercial real estate	$1,083	Appraisals	Adjustments to selling cost	7.0% - 10.0%
Multifamily	1,727	Appraisals	Adjustments to selling costs	0% - 10.0%
Home equity and lines of credit	18	Discounted cash flows	Interest rates	6.0%
Commercial and industrial loans	1,291	Discounted cash flows	Interest rates	6.0% - 50.0%
The following table presents qualitative information for Level 3 assets measured at fair value on a non-recurring basis at December 31, 2023 (dollars in thousands):

	Fair Value	Valuation Methodology	Unobservable Inputs	Range of Inputs
	(in thousands)
Individually evaluated loans:
Commercial real estate	$2,291	Appraisals and discounted cash flows	Adjustments to selling cost	4.9% - 10.0%
Multifamily	1,906	Appraisals	Adjustments to selling costs	0% - 10.0%
Home equity and lines of credit	21	Discounted cash flows	Interest rates	6.0%
Commercial and industrial loans	59	Discounted cash flows	Interest rates	5.3% - 7.5%
    The valuation techniques described below were used to measure fair value of financial instruments in the tables below on a recurring basis and a non-recurring basis as of December 31, 2024 and 2023.
Debt Securities Available-for-Sale: The estimated fair values for mortgage-backed securities, corporate, and other debt securities are obtained from an independent nationally recognized third-party pricing service. The estimated fair values are derived primarily from cash flow models, which include assumptions for interest rates, credit losses, and prepayment speeds. Broker/dealer quotes are utilized as well, when such quotes are available and deemed representative of the market. The significant inputs utilized in the cash flow models are based on market data obtained from sources independent of the Company (Observable Inputs), and are therefore classified as Level 2 within the fair value hierarchy. There were no transfers of securities between Level 1 and Level 2 during the years ended December 31, 2024 and 2023.
Trading Securities: Fair values are derived from quoted market prices in active markets.  The assets consist of publicly traded mutual funds.
Equity Securities: Fair values of equity securities consisting of publicly traded mutual funds are derived from quoted market prices in active markets.
Loans Individually Evaluated for Impairment: At December 31, 2024, and December 31, 2023, the Company had loans individually evaluated for impairment (excluding PCD loans) with outstanding principal balances of $7.2 million and $6.0 million, respectively, which were recorded at their estimated fair value of $4.1 million and $4.3 million, respectively. The Company recorded a net increase in the specific reserve for impaired loans of $1.2 million and $7,000 for the years ended December 31, 2024 and 2023, respectively. Net charge-offs of $6.6 million and $6.4 million were recorded for the years ended December 31, 2024 and 2023, respectively, utilizing Level 3 inputs. For purposes of estimating the fair value of impaired loans, management utilizes independent appraisals, if the loan is collateral-dependent, adjusted downward by management, as necessary, for changes in relevant valuation factors subsequent to the appraisal date, or the present value of expected future cash flows for non-collateral-dependent loans.
     Other Real Estate Owned: At December 31, 2024 and December 31, 2023 the Company had no assets acquired through foreclosure.
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

The estimated fair values of the Company’s significant financial instruments at December 31, 2024 and 2023, are presented in the following tables (in thousands):

	December 31, 2024
		Estimated Fair Value
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$167,744	$167,744	$—	$—	$167,744
Trading securities	13,884	13,884	—	—	13,884
Debt securities available-for-sale	1,100,817	—	1,100,817	—	1,100,817
Debt securities held-to-maturity	9,303	—	8,762	—	8,762
Equity securities (1)	4,261	4,261	—	—	4,261
FHLBNY stock, at cost	35,894	N/A	N/A	N/A	N/A
Loans held-for-sale	4,897	—	—	4,897	4,897
Net loans held-for-investment	3,987,041	—	—	3,792,302	3,792,302
Derivative assets	5,149	—	5,149	—	5,149
Financial liabilities:
Deposits	$4,138,477	$—	$4,139,094	$—	$4,139,094
FHLB advances and other borrowings (including securities sold under agreements to repurchase)	666,402	—	657,705	—	657,705
Subordinated debentures, net of issuance costs	61,442	—	45,604	—	45,604
Advance payments by borrowers for taxes and insurance	24,057	—	24,057	—	24,057
Derivative liabilities	5,152	—	5,152	—	5,152

(1) Excludes investment measured at net asset value of $10.0 million at December 31, 2024, which has not been classified in the fair value hierarchy.

NORTHFIELD BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

	December 31, 2023
		Estimated Fair Value
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$229,506	$229,506	$—	$—	$229,506
Trading securities	12,549	12,549	—	—	12,549
Debt securities available-for-sale	795,464	44,379	751,085	—	795,464
Debt securities held-to-maturity	9,866	—	9,586	—	9,586
Equity securities (1)	330	330	—	—	330
FHLBNY stock, at cost	39,667	N/A	N/A	N/A	N/A
Net loans held-for-investment	4,166,119	—	—	3,887,033	3,887,033
Derivative assets	4,903	—	4,903	—	4,903
Financial liabilities:
Deposits	$3,878,435	$—	$3,879,286	$—	$3,879,286
FHLB advances and other borrowings (including securities sold under agreements to repurchase)	859,272	—	844,766	—	844,766
Subordinated debentures, net of issuance costs	61,219	—	45,531		45,531
Advance payments by borrowers for taxes and insurance	25,102	—	25,102	—	25,102
Derivative liabilities	4,905	—	4,905	—	4,905

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

NORTHFIELD BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(17)        Earnings Per Share

The following is a summary of the Company’s earnings per share calculations and reconciliation of basic to diluted earnings per share for the periods indicated (in thousands, except share and per share data):

	December 31,
	2024	2023	2022
Net income available to common stockholders	$29,945	$37,669	$61,119

Weighted average shares outstanding-basic	41,567,370	43,560,844	46,234,122
Effect of non-vested restricted stock and stock options outstanding	61,290	77,772	203,997
Weighted average shares outstanding-diluted	41,628,660	43,638,616	46,438,119
Earnings per share-basic	$0.72	$0.86	$1.32
Earnings per share-diluted	$0.72	$0.86	$1.32
Anti-dilutive shares	1,297,495	1,542,194	756,765
(18)        Stock Repurchase Program
On June 16, 2022, the Board of Directors of the Company approved a $45.0 million stock repurchase program which was completed in May 2023, upon reaching the purchase limit. On June 1, 2023, the Board of Directors of the Company approved a $10.0 million stock repurchase program which was completed in August 2023. On November 7, 2023, the Board of Directors of the Company approved a $7.5 million stock repurchase program which was completed in January 2024. On April 24, 2024, the Board of Directors of the Company approved a $5.0 million stock repurchase program which was completed in May 2024, and on June 14, 2024, the Board of Directors of the Company approved a $10.0 million stock repurchase program which was completed in August 2024. At December 31, 2024, the Company had no outstanding repurchase programs.
On February 26, 2025, the Company's Board of Directors approved a new $5.0 million stock repurchase program and anticipates conducting such repurchases beginning on March 3, 2025, in accordance with a Rule 10b5-1 trading plan. The repurchase program has no expiration date.

During the year ended December 31, 2024, the Company repurchased 1,802,072 shares of its common stock outstanding at an average price of $10.24, including $0.21 per share of excise tax, for a total of $18.4 million pursuant to the stock repurchase plans. During the year ended December 31, 2023, the Company repurchased 3,074,332 shares of its common stock outstanding at an average price of $11.99 for a total of $36.9 million pursuant to the stock repurchase plan. During the year ended December 31, 2022, the Company repurchased 2,092,157 shares of its common stock outstanding at an average price of $14.72 for a total of $30.8 million, pursuant to the stock repurchase plan.

The Company also purchases shares directly from its employees in connection with employee elections to withhold taxes related to the vesting of stock awards. During the year ended December 31, 2024, the Company purchased 19,503 shares of its common stock outstanding at an average price of $11.88 per share for such purpose. During the year ended December 31, 2023, the Company purchased 12,307 shares of its common stock outstanding at an average price of $14.60 per share for such purpose. No shares were purchased from employees in 2022.
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

NORTHFIELD BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
The Company’s revenue streams that are within the scope of Topic 606 include service charges on deposit accounts, ATM and card interchange fees, investment services fees, and other miscellaneous income. Fees and service charges for customer services include: (i) service charges on deposit accounts, including account maintenance fees, analysis fees, insufficient funds fees, wire fees, and other deposit related fees; (ii) ATM and card interchange fees, which include fees generated when a Bank cardholder uses a non-Bank ATM or a non-Bank cardholder uses a Bank ATM, and fees earned whenever the Bank's debit cards are processed through card payment networks such as Visa; and (iii) investment services fees earned through partnering with a third-party investment and brokerage service firm to provide insurance and investment products to customers. The Company's performance obligation for fees and service charges is satisfied and related revenue recognized immediately or in the month of performance of services. For the years ended December 31, 2024 and 2023, other income primarily included fee income on interest rate swaps and rental income from subleasing one of the Company's branches to a third party. For the year ended December 31, 2022, other income primarily included rental income from subleasing one of the Company's branches to a third party, loan servicing fees, and fee income on interest rate swaps.
The following table summarizes non-interest income for the periods indicated (in thousands):

	December 31,
	2024	2023	2022
Fees and service charges for customer services:
Service charges	$3,730	$3,085	$3,380
ATM and card interchange fees	1,856	1,932	1,920
Investment fees	844	462	405
Total fees and service charges for customer services	6,430	5,479	5,705
Income on bank-owned life insurance (1)	4,216	3,631	3,414
(Losses)/gains on available-for-sale debt securities, net (1)	(6)	(17)	279
Gains/(losses) on trading securities, net (1)	1,665	1,721	(2,206)
Gains on sale of loans (1)	51	134	453
Gains on sale of property (1)	3,402	—	—
Other (1)	1,064	948	338
Total non-interest income	$16,822	$11,896	$7,983

(1) Not within the scope of Topic 606
(20)        Leases

The Company’s leases primarily relate to real estate property for branches and office space with terms extending from two months up to 31.5 years. At December 31, 2024, all of the Company's leases are classified as operating leases, which are required to be recognized on the consolidated balance sheets as a right-of-use asset and a corresponding lease liability.

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

At December 31, 2024, the Company’s operating lease right-of-use assets and operating lease liabilities included on the consolidated balance sheet were $27.8 million and $32.2 million, respectively. At December 31, 2023, the Company’s operating lease right-of-use assets and operating lease liabilities included on the consolidated balance sheet were $30.2 million and $35.2 million, respectively. Operating lease expense is recognized on a straight-line basis over the lease term, while variable lease payments are recognized as incurred. Variable lease payments include common area maintenance charges, real estate taxes, repairs and maintenance costs and utilities. Operating and variable lease expenses are recorded in occupancy expense on the consolidated statements of comprehensive income.

NORTHFIELD BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Supplemental lease information at or for the years ended December 31, 2024, 2023, and 2022 is as follows (dollars in thousands):

	At or for the Year Ended
	December 31, 2024	December 31, 2023	December 31, 2022
Operating lease cost	$5,846	$6,037	$6,006
Variable lease cost	3,776	3,844	3,621
Net lease cost	$9,622	$9,881	$9,627
Cash paid for amounts included in measurement of operating lease liabilities	$6,406	$6,487	$6,350
Right-of-use assets obtained in exchange for new operating lease liabilities	$2,227	$645	$4,983
Weighted average remaining lease term (in years)	10.80 years	11.09 years	11.22 years
Weighted average discount rate	3.69%	3.60%	3.54%
The following table summarizes lease payment obligations for each of the next five years and thereafter in addition to a reconcilement to the Company's current lease liability (dollars in thousands):

Year	Amount
2025	$6,199
2026	5,440
2027	4,483
2028	4,221
2029	2,753
Thereafter	17,258
Total lease payments	40,354
Less: imputed interest	(8,145)
Present value of lease liabilities	$32,209
Net rental expense included in occupancy expense was approximately $6.0 million, $6.0 million, and $6.1 million for the years ended December 31, 2024, 2023, and 2022, respectively.

As of December 31, 2024, the Company had not entered into any leases that have not yet commenced.
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

At December 31, 2024, the Company had 13 interest rate swaps with a notional amount of $95.7 million. At December 31, 2023, the Company had ten interest rate swaps with a notional amount of $72.7 million. The Company recorded fee income related to these swaps of $685,000 and $383,000 for the years ended December 31, 2024 and 2023, respectively.

The table below presents the fair value of derivatives as well as their location on the consolidated balance sheets (in thousands):

	Fair Value
	December 31,
Balance Sheet Location	2024	2023
Other assets	$5,149	$4,903
Other liabilities	5,152	4,905

NORTHFIELD BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(22)    Parent-only Financial Information

The following condensed parent company-only financial information reflects Northfield Bancorp, Inc.’s investment in its wholly-owned consolidated subsidiary, Northfield Bank, using the equity method of accounting.

Northfield Bancorp, Inc.
Condensed Balance Sheets

	December 31,
	2024	2023
	(in thousands)
Assets
Cash in Northfield Bank	$21,472	$29,188
Investment in Northfield Bank	724,300	711,211
ESOP loan receivable	15,221	16,501
Other assets	5,704	3,764
Total assets	$766,697	$760,664
Liabilities and Stockholders' Equity
Subordinated debentures, net of issuance costs	$61,442	$61,219
Total liabilities	559	—
Total stockholders' equity	704,696	699,445
Total liabilities and stockholders' equity	$766,697	$760,664

Northfield Bancorp, Inc.
 Condensed Statements of Comprehensive Income

	Years Ended
	December 31,
	2024	2023	2022
	(in thousands)
Interest on ESOP loan	$1,406	$1,336	$627
Interest income on deposits in other financial institutions	577	489	4
Undistributed earnings of Northfield Bank	31,812	39,662	62,964
Total income	33,795	41,487	63,595
Interest expense on subordinated debt	3,329	3,320	1,797
Other expenses	881	900	1,020
Income tax benefit	(360)	(402)	(341)
Total expenses	3,850	3,818	2,476
Net income	$29,945	$37,669	$61,119
Comprehensive income:
Net income	$29,945	$37,669	$61,119
Other comprehensive income (loss), net of tax	11,560	15,889	(50,394)
Comprehensive income	$41,505	$53,558	$10,725

NORTHFIELD BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Northfield Bancorp, Inc.
 Condensed Statements of Cash Flows

	December 31,
	2024	2023	2022
	(in thousands)
Cash flows from operating activities
Net income	$29,945	$37,669	$61,119
Adjustments to reconcile net income to net cash used in operating activities:
(Increase) decrease in other assets	(2,808)	(3,158)	702
Amortization of debt issuance costs	223	223	112
Increase (decrease) increase in other liabilities	559	(679)	420
Undistributed earnings of Northfield Bank	(31,812)	(39,662)	(62,964)
Net cash used in operating activities	(3,893)	(5,607)	(611)
Cash flows from investing activities
Dividends from Northfield Bank	35,400	53,400	17,143
Net cash provided by investing activities	35,400	53,400	17,143
Cash flows from financing activities
Proceeds from issuance of subordinated debt, net of issuance costs	—	—	60,884
Principal payments on ESOP loan receivable	1,280	1,313	1,469
Purchase of treasury stock	(18,677)	(37,173)	(30,881)
Dividends paid	(21,826)	(22,795)	(24,127)
Exercise of stock options	—	100	1,662
Net cash (used in) provided by financing activities	(39,223)	(58,555)	9,007
Net (decrease) increase in cash and cash equivalents	(7,716)	(10,762)	25,539
Cash and cash equivalents at beginning of year	29,188	39,950	14,411
Cash and cash equivalents at end of year	$21,472	$29,188	$39,950
(23)    Segment Information

The Company's reportable segment is determined by the CODM, based upon information provided about the Company's products and services offered, primarily banking operations, originating loans and offering a variety of deposit products. The segment is also distinguished by the level of information provided by the CODM, who uses such information to review performance of various components of the business (such as branches) which are then aggregated if operating performance, products and services, and customers are similar. The CODM will evaluate the performance of the Company's business components such as by evaluating revenue streams, significant expenses, and budget to actual results in assessing the Company's segment and in the determination of allocating resources. The CODM uses the revenue streams to evaluate product pricing and significant expenses to assess performance and evaluate return on assets. The CODM uses consolidated net income to benchmark the Company against its competitors. The benchmarking analysis coupled with monitoring of budget to actual results are used in assessment performance and in establishing compensation. Loans and investments provide the revenues in the banking operations. Interest expense, provisions for credit losses, and payroll provide the significant expenses in the banking operations. The Company's operations are all domestic.

NORTHFIELD BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Segment performance is evaluated using consolidated net income. Information reported internally for performance assessment by the CODM follows, inclusive of reconciliations of significant segment totals to the consolidated financial statements.

	Banking Segment
	2024	2023	2022
	(in thousands)
Interest income	$237,908	$208,795	$179,688
Reconciliation of revenue
Other revenues - non-interest income	16,822	11,896	7,983
Total consolidated revenues	254,730	220,691	187,671
Less:
Interest expense	123,423	84,128	21,382
Segment net interest income and non-interest income	131,307	136,563	166,289
Less:
Compensation and employee benefits	49,338	46,496	41,961
Provision for credit losses	4,281	1,353	4,482
Other segment items (1) (2) (3)	37,187	36,954	34,987
Income tax expense	10,556	14,091	23,740
Segment expenses	101,362	98,894	105,170
Segment net income	$29,945	$37,669	$61,119
Segment assets	5,666,378	5,598,396	5,601,293
Total consolidated assets	$5,666,378	$5,598,396	$5,601,293

(1) Other segment items include occupancy, furniture and equipment, data processing, professional fees, advertising, FDIC insurance and other miscellaneous expenses.
(2) Includes depreciation expense of $3,551, $3,678 and $3,645 in 2024, 2023, and 2022, respectively.
(3) Includes amortization expense of $7,402, $11,729, and $14,218 in 2024, 2023, and 2022, respectively.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Steven M. Klein, our Chair, President and Chief Executive Officer, and William R. Jacobs, our Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) or (the Exchange Act) as of December 31, 2024.  Based upon their evaluation, they each found that our disclosure controls and procedures were effective as of that date.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013).  Based on our assessment we conclude that, as of December 31, 2024, the Company’s internal control over financial reporting was effective based on those criteria.

The Company’s independent registered public accounting firm that audited the consolidated financial statements has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024, and it is included in Item 8, under Part II of this Annual Report on Form 10-K.  This report appears on page 68 of this document.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fourth quarter of 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

During the three months ended December 31, 2024, no directors or executive officers of the Company adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) and/or any “Rule 10b5-1 trading arrangement.”

ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not Applicable.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The sections of the Company’s definitive proxy statement for the Company’s 2025 Annual Meeting of the Stockholders (the “2025 Proxy Statement”) entitled “Corporate Governance and Board Matters -Board of Directors, Leadership Structure, Role in Risk Oversight, Meetings and Standing Committees,” “-Director Nominees,” “- Directors Continuing in Office,” “- Codes of Conduct and Ethics,” “-Executive Officers who are not Directors,” “- Insider Trading Policy and Arrangements” and “Other Information - Delinquent Section 16(a) Reports,” are incorporated herein by reference.

A copy of the Code of Conduct and Ethics for Employees, Officers, and Directors and the Code of Conduct and Ethics for Senior Financial Officers is available to shareholders under the Investor Relations tab on the Company's website at www.eNorthfield.com.

ITEM 11.    EXECUTIVE COMPENSATION

The sections of the Company’s 2025 Proxy Statement entitled “Corporate Governance and Board Matters-Director Compensation” and “Executive Compensation” are incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The section of the Company’s 2025 Proxy Statement entitled “Proposal 1 - Election of Directors” is incorporated herein by reference.

Set forth below is information as of December 31, 2024, with respect to compensation plans (other than our employee stock ownership plan) under which equity securities of the Company are authorized for issuance:

	Equity Compensation Plan Information
	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights(1)	Number of Securities Remaining Available for Future Issuance Under Stock-Based Compensation Plans (Excluding Securities Reflected in First Column)(2)
Equity compensation plans approved by security holders	701,103	$15.09	2,436,734
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	701,103	$15.09	2,436,734
(1) Represents the weighted average exercise price of outstanding options at December 31, 2024.
(2) To the extent an equity award is issued in the form of a restricted stock grant, or restricted stock unit, the number of stock options/stock appreciation rights that can be granted is reduced by 4.5.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The sections of the Company’s 2025 Proxy Statement entitled “Corporate Governance and Board Matters-Transactions with Certain Related Persons” and “-Board of Directors, Leadership Structure, Role in Risk Oversight, Meetings and Standing Committees” are incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our independent registered public accounting firm is Crowe, LLP, Livingston, New Jersey, PCAOB Firm ID: 173

The sections of the Company’s 2025 Proxy Statement entitled “Audit-Related Matters-Policy for Approval of Audit and Permitted Non-audit Services” and “-Auditor Fees and Services” are incorporated herein by reference.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)(1)  Financial Statements
    The following documents are filed as part of this Annual Report on Form 10-K.
(A) Reports of Independent Registered Public Accounting Firm
(B) Consolidated Balance Sheets - at December 31, 2024, and 2023
(C) Consolidated Statements of Comprehensive Income - Years ended December 31, 2024, 2023, and 2022
(D) Consolidated Statements of Changes in Stockholders’ Equity - Years ended December 31, 2024, 2023, and 2022
(E) Consolidated Statements of Cash Flows - Years ended December 31, 2024, 2023, and 2022
(F) Notes to Consolidated Financial Statements

(a)(2)  Exhibits

3.1	Certificate of Incorporation of Northfield Bancorp, Inc. (Incorporated by reference to the Registration Statement on Form S-1 of Northfield Bancorp, Inc. (File No. 333-181995), filed with the Securities and Exchange Commission on June 8, 2012.)
3.2	Bylaws of Northfield Bancorp, Inc. (Incorporated by reference to the Registration Statement on Form S-1 of Northfield Bancorp, Inc. (File No. 333-181995), filed with the Securities and Exchange Commission on June 8, 2012.)
3.3	Amendment to Bylaws of Northfield Bancorp, Inc. (Incorporated by reference to Northfield Bancorp, Inc.’s Current Report on Form 8-K dated November 16, 2022 (File Number 001-35791), filed with the Securities and Exchange Commission on November 17, 2022.)
4.1	Form of Common Stock Certificate of Northfield Bancorp, Inc. (Incorporated by reference to the Registration Statement on Form S-1 of Northfield Bancorp, Inc. (File No. 333-181995), filed with the Securities and Exchange Commission on June 8, 2012.)
4.2	Description of Registrant's Securities (Incorporated by reference to Northfield Bancorp, Inc.’s Annual Report on Form 10-K dated December 31, 2019 (File Number 001-35791), filed with the Securities and Exchange Commission on March 2, 2020.)
4.3	Indenture, dated as of June 17, 2022, by and between Northfield Bancorp, Inc. and UMB Bank, National Association, as trustee (Incorporated by reference to Northfield Bancorp, Inc.’s Current Report on Form 8-K dated June 17, 2022 (File Number 001-35791), filed with the Securities and Exchange Commission on June 17, 2022.)
4.4	Form of 5.00% Fixed-to-Floating Rate Subordinated Notes due 2032 of Northfield Bancorp, Inc. (Incorporated by reference to Northfield Bancorp, Inc.’s Current Report on Form 8-K dated June 17, 2022 (File Number 001-35791), filed with the Securities and Exchange Commission on June 17, 2022.)
10.1	Short Term Disability and Long Term Disability for Senior Management (Incorporated by reference to the Registration Statement on Form S-1 of Northfield Bancorp, Inc. (File No. 333-143643), filed with the Securities and Exchange Commission on June 11, 2007.) †
10.2	Northfield Bank Non-Qualified Supplemental Employee Stock Ownership Plan (Incorporated by reference to Northfield Bancorp, Inc.’s Annual Report on Form 10-K, dated December 31, 2007 (File Number 001-33732), filed with the Securities and Exchange Commission on March 31, 2008.) †
10.3	Amendment to Northfield Bank Non-Qualified Supplemental Employee Stock Ownership Plan (Incorporated by reference to Northfield Bancorp, Inc.’s Annual Report on Form 10-K, dated December 31, 2008 (File Number 001-33732), filed with the Securities and Exchange Commission on March 16, 2009.) †
10.4	Group Term Replacement Plan (Incorporated by reference to Northfield Bancorp, Inc.’s Current Report on Form 8-K, dated April 28, 2010 (File Number 001-33732), filed with the Securities and Exchange Commission on April 29, 2010.) †
10.5	Northfield Bancorp, Inc. 2014 Equity Incentive Plan (Incorporated by reference to Appendix A of Northfield Bancorp, Inc.’s Definitive Proxy Statement for the 2014 Annual Meeting of Stockholders (File No. 001-35791) filed with the Securities and Exchange Commission on April 25, 2014.) †
10.6	Form of Addendum to Restricted Stock Award and Stock Option Agreements to Participants of the 2014 Equity Incentive Plan (Incorporated by reference to Northfield Bancorp, Inc.’s Current Report on Form 8-K, dated December 17, 2014 (File Number 001-35791), filed with the Securities and Exchange Commission on December 23, 2014.) †
10.7	Form of Employee Stock Option Award Agreement under the 2014 Equity Incentive Plan with the Exception of Steven M. Klein (Incorporated by reference to Northfield Bancorp, Inc.’s Quarterly Report on Form 10-Q, dated June 30, 2015 (File Number 001-35791), filed with the Securities and Exchange Commission on August 10, 2015.) †
10.8	Form of Employee Stock Option Award Agreement under the 2014 Equity Incentive Plan with Steven M. Klein (Incorporated by reference to Northfield Bancorp, Inc.’s Quarterly Report on Form 10-Q, dated June 30, 2015 (File Number 001-35791, filed with the Securities and Exchange Commission on August 10, 2015.) †
10.9	Form of Director Non-Statutory Stock Option Award Agreement under the 2014 Equity Incentive Plan (Incorporated by reference to Northfield Bancorp, Inc.’s Quarterly Report on Form 10-Q, dated June 30, 2015 (File Number 001-35791), filed with the Securities and Exchange Commission on August 10, 2015.) †

10.10	Amended and Restated Employment Agreement effective November 1, 2017, with Steven M. Klein (Incorporated by reference to Northfield Bancorp, Inc.’s Current Report on Form 8-K dated October 25, 2017 (File Number 001-35791), filed with the Securities and Exchange Commission on October 30, 2017.) †
10.11	Amended and Restated Employment Agreement effective January 1, 2018, with William R. Jacobs (Incorporated by reference to Northfield Bancorp, Inc.’s Current Report on Form 8-K dated December 13, 2017 (File Number 001-35791), filed with the Securities and Exchange Commission on December 19, 2017.) †
10.12	Northfield Bancorp, Inc. 2019 Equity Incentive Plan (Incorporated by reference to Appendix A of Northfield Bancorp, Inc.’s Definitive Proxy Statement for the 2019 Annual Meeting of Stockholders (File Number 001-35791), filed with the Securities and Exchange Commission on April 9, 2019.) †
10.13	Form of CEO Time-Based Restricted Stock Award Agreement under the 2019 Equity Incentive Plan (Incorporated by reference to Northfield Bancorp, Inc.’s Current Report on Form 8-K, dated February 17, 2020 (File Number 001-35791), filed with the Securities and Exchange Commission on February 21, 2020.) †
10.14	Form of Executive Vice President Time-Based Restricted Stock Award Agreement under the 2019 Equity Incentive Plan (Incorporated by reference to Northfield Bancorp, Inc.’s Current Report on Form 8-K, dated February 17, 2020 (File Number 001-35791)filed with the Securities and Exchange Commission on February 21, 2020.) †
10.15	Form of Employee (Below Executive Vice President) Time-Based Restricted Stock Award Agreement under the 2019 Equity Incentive Plan (Incorporated by reference to Northfield Bancorp, Inc.’s Current Report on Form 8-K, dated February 17, 2020(File Number 001-35791), filed with the Securities and Exchange Commission on February 21, 2020.) †
10.16	Form of CEO Restricted Stock Unit Agreement (Performance-Based Vesting) under the 2019 Equity Incentive Plan (Incorporated by reference to Northfield Bancorp, Inc.’s Current Report on Form 8-K, dated February 17, 2020 (File Number 001-35791), filed with the Securities and Exchange Commission on February 21, 2020.) †
10.17	Form of Executive Vice President Restricted Stock Unit Agreement (Performance-Based Vesting) under the 2019 Equity Incentive Plan (Incorporated by reference to Northfield Bancorp, Inc.’s Current Report on Form 8-K, dated February 17, 2020 (File Number 001-35791), filed with the Securities and Exchange Commission on February 21, 2020.) †
10.18	Form of Incentive Employee Stock Option Agreement (Time-Based Vesting) under the 2019 Equity Incentive Plan (Incorporated by reference to Northfield Bancorp, Inc.’s Current Report on Form 8-K, dated February 17, 2020 (File Number 001-35791), filed with the Securities and Exchange Commission on February 21, 2020.) †
10.19	Form of President and Chief Executive Officer Time-Based Restricted Stock Award Agreement under the 2019 Equity Incentive Plan (Incorporated by reference to Northfield Bancorp, Inc.’s Current Report on Form 8-K dated January 29, 2021 (File Number 001-35791), filed with the Securities and Exchange Commission on February 4, 2021.) †
10.20	Form of Executive Vice President Time-Based Restricted Stock Award Agreement under the 2019 Equity Incentive Plan (Incorporated by reference to Northfield Bancorp, Inc.’s Current Report on Form 8-K dated January 29, 2021 (File Number 001-35791), filed with the Securities and Exchange Commission on February 4, 2021.) †
10.21	Form of Employee (Below Executive Vice President) Time-Based Restricted Stock Award Agreement under the 2019 Equity Incentive Plan (Incorporated by reference to Northfield Bancorp, Inc.’s Current Report on Form 8-K dated January 29, 2021 (File Number 001-35791), filed with the Securities and Exchange Commission on February 4, 2021.) †
10.22	Form of President and Chief Executive Officer Restricted Stock Unit Agreement (Performance-Based Vesting) under the 2019 Equity Incentive Plan (Incorporated by reference to Northfield Bancorp, Inc.’s Current Report on Form 8-K dated January 29, 2021 (File Number 001-35791)filed with the Securities and Exchange Commission on February 4, 2021.) †
10.23	Form of Executive Vice President Restricted Stock Unit Agreement (Performance-Based Vesting) under the 2019 Equity Incentive Plan (Incorporated by reference to Northfield Bancorp, Inc.’s Current Report on Form 8-K dated January 29, 2021 (File Number 001-35791)filed with the Securities and Exchange Commission on February 4, 2021.) †
10.24	Form of Amendment to Employment Agreement for Steven M. Klein, William R. Jacobs, David V. Fasanella, and Robin Lefkowitz (Incorporated by reference to Northfield Bancorp, Inc.’s Quarterly Report on Form 10-Q dated September 30, 2021 (File Number 001-35791), filed with the Securities and Exchange Commission on November 9, 2021.) †
10.25	Form of Director Time-Based Restricted Stock Award Agreement under the 2019 Equity Incentive Plan (Incorporated by reference to Northfield Bancorp, Inc.’s Current Report on Form 8-K dated January 26, 2022 (File Number 001-35791) filed with the Securities and Exchange Commission on February 1, 2022.) †
10.26	Form of President and Chief Executive Officer Time-Based Restricted Stock Award Agreement under the 2019 Equity Incentive Plan (Incorporated by reference to Northfield Bancorp, Inc.’s Current Report on Form 8-K dated January 26, 2022 (File Number 001-35791), filed with the Securities and Exchange Commission on February 1, 2022.) †
10.27	Form of Executive Vice President Time-Based Restricted Stock Award Agreement under the 2019 Equity Incentive Plan (Incorporated by reference to Northfield Bancorp, Inc.’s Current Report on Form 8-K dated January 26, 2022 (File Number 001-35791), filed with the Securities and Exchange Commission on February 1, 2022.) †
10.28	Form of Employee (Below Executive Vice President) Time-Based Restricted Stock Award Agreement under the 2019 Equity Incentive Plan (Incorporated by reference to Northfield Bancorp, Inc.’s Current Report on Form 8-K dated January 26, 2022 (File Number 001-35791), filed with the Securities and Exchange Commission on February 1, 2022.) †
10.29	Form of President and Chief Executive Officer Restricted Stock Unit Agreement (Performance-Based Vesting) under the 2019 Equity Incentive Plan (Incorporated by reference to Northfield Bancorp, Inc.’s Current Report on Form 8-K dated January 26, 2022 (File Number 001-35791), filed with the Securities and Exchange Commission on February 1, 2022.) †
10.30	Form of Executive Vice President Restricted Stock Unit Agreement (Performance-Based Vesting) under the 2019 Equity Incentive Plan (Incorporated by reference to Northfield Bancorp, Inc.’s Current Report on Form 8-K dated January 26, 2022 (File Number 001-35791), filed with the Securities and Exchange Commission on February 1, 2022.) †

10.31	Northfield Bancorp, Inc. Management Cash Incentive Governing Plan, amended January 26, 2022 (Incorporated by reference to Northfield Bancorp, Inc.’s Current Report on Form 8-K dated January 26, 2022 (File Number 001-35791), filed with the Securities and Exchange Commission on February 1, 2022.) †
10.32	Form of Subordinated Note Purchase Agreement, dated as of June 17, 2022, by and between Northfield Bancorp, Inc. and each of the several Purchasers (Incorporated by reference to Northfield Bancorp, Inc.’s Current Report on Form 8-K dated June 17, 2022 (File Number 001-35791), filed with the Securities and Exchange Commission on June 17, 2022.)
10.33	Form of Registration Rights Agreement, dated as of June 17, 2022, by and between Northfield Bancorp, Inc. and each of the several Purchasers (Incorporated by reference to Northfield Bancorp, Inc.’s Current Report on Form 8-K dated June 17, 2022 (File Number 001-35791), filed with the Securities and Exchange Commission on June 17, 2022.)
10.34	Northfield Bank Non-Qualified Deferred Compensation Plan (Incorporated by reference to Northfield Bancorp, Inc's Annual Report on Form 10-K dated December 31, 2022 (File Number 001-35791), filed with the Securities and Exchange Commission on March 1, 2023.) †
10.35	Northfield Bank Non-Qualified Deferred Compensation Plan Adoption Agreement (Incorporated by reference to Northfield Bancorp, Inc's Annual Report on Form 10-K dated December 31, 2022 (File Number 001-35791), filed with the Securities and Exchange Commission on March 1, 2023.)
10.36	Form of Employment Agreement with David V. Fasanella, Robin Lefkowitz, and Vickie Tomasello (Incorporated by reference to Northfield Bancorp, Inc's Annual Report on Form 10-K dated December 31, 2022 (File Number 001-35791), filed with the Securities and Exchange Commission on March 1, 2023.) †
10.37	Northfield Bancorp, Inc. 2024 Management Cash Incentive Plan (Incorporated by reference to Northfield Bancorp, Inc.’s Current Report on Form 8-K dated January 24, 2024 (File Number 001-35791), filed with the Securities and Exchange Commission on January 29, 2024.) †
10.38	Northfield Bancorp, Inc. 2025 Management Cash Incentive Plan (Incorporated by reference to Northfield Bancorp, Inc.’s Current Report on Form 8-K dated October 23, 2024 (File Number 001-35791), filed with the Securities and Exchange Commission on October 24, 2024.) †
19	Policies and Procedures and Addendum Regarding Insider Trading and the Confidentiality of Information *
97	Policy Relating to Recovery of Erroneously Awarded Compensation (Incorporated by reference to Northfield Bancorp, Inc's Annual Report on Form 10-K dated December 31, 2023 (File Number 001-35791), filed with the Securities and Exchange Commission on February 29, 2024.) †
21	Subsidiaries of Registrant (Incorporated by reference to the Registration Statement on Form S-1 of Northfield Bancorp, Inc. (File No. 333-143643), filed with the Securities and Exchange Commission on June 11, 2007.)
23.1	Consent of KPMG LLP *
23.2	Consent of Crowe LLP *
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101
The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Statements of Changes in Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements.

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

NORTHFIELD BANCORP, INC.

Date:	March 3, 2025	By:	/s/ Steven M. Klein
Steven M. Klein
Chairman, President and Chief Executive Officer
(Duly Authorized Representative)

    Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Steven M. Klein	Chairman, President and Chief Executive Officer (Principal Executive Officer)	March 3, 2025
Steven M. Klein

/s/ William R. Jacobs	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 3, 2025
William R. Jacobs

/s/ Annette Catino	Director	March 3, 2025
Annette Catino

/s/ Gil Chapman	Director	March 3, 2025
Gil Chapman

/s/ John P. Connors, Jr	Director	March 3, 2025
John P. Connors, Jr.

/s/ Timothy C. Harrison	Director	March 3, 2025
Timothy C. Harrison

/s/ Karen J. Kessler	Director	March 3, 2025
Karen J. Kessler

/s/ Rachana A. Kulkarni	Director	March 3, 2025
Rachana A. Kulkarni

/s/ Frank P. Patafio	Director	March 3, 2025
Frank P. Patafio

/s/ Patrick L. Ryan	Director	March 3, 2025
Patrick L. Ryan

/s/ Paul V. Stahlin	Director	March 3, 2025
Paul V. Stahlin