Form 10-Q
period 2025-03-31
Northfield Bancorp, Inc.
filed 2025-05-09
CIK 1493225

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025
or
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
As of April 30, 2025, the registrant had 42,626,087 shares of Common Stock, par value $0.01 per share, issued and outstanding.

NORTHFIELD BANCORP, INC.
Form 10-Q Quarterly Report

PART I
ITEM 1.     FINANCIAL STATEMENTS

NORTHFIELD BANCORP, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited) (In thousands, except share amounts)

	March 31, 2025	December 31, 2024
ASSETS:
Cash and due from banks	$12,523	$13,043
Interest-bearing deposits in other financial institutions	89,139	154,701
Total cash and cash equivalents	101,662	167,744
Trading securities	13,003	13,884
Debt securities available-for-sale, at estimated fair value (with no allowance for credit losses at March 31, 2025 and December 31, 2024)	1,246,473	1,100,817
Debt securities held-to-maturity, at amortized cost	8,883	9,303
(estimated fair value of $8,497 at March 31, 2025, and $8,762 at December 31, 2024, with no allowance for credit losses at March 31, 2025 and December 31, 2024)
Equity securities	10,855	14,261
Loans held-for-sale	4,897	4,897
Loans held-for-investment	3,991,529	4,022,224
Less: allowance for credit losses	(34,921)	(35,183)
Net loans held-for-investment	3,956,608	3,987,041
Accrued interest receivable	19,648	19,078
Bank-owned life insurance	177,398	175,759
Federal Home Loan Bank (“FHLB”) of New York stock, at cost	38,350	35,894
Operating lease right-of-use assets	27,345	27,771
Premises and equipment, net	21,431	21,985
Goodwill	41,012	41,012
Other assets	42,435	46,932
Total assets	$5,710,000	$5,666,378
LIABILITIES AND STOCKHOLDERS’ EQUITY:
LIABILITIES:
Deposits	$4,131,956	$4,138,477
FHLB advances and other borrowings	709,159	666,402
Subordinated debentures, net of issuance costs	61,498	61,442
Operating lease liabilities	31,630	32,209
Advance payments by borrowers for taxes and insurance	29,270	24,057
Accrued expenses and other liabilities	35,338	39,095
Total liabilities	4,998,851	4,961,682
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value: 25,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value: 150,000,000 shares authorized, 64,770,875 shares issued at
March 31, 2025 and December 31, 2024, 42,676,274 and 42,903,598 outstanding at March 31, 2025 and December 31, 2024, respectively	648	648
Additional paid-in-capital	589,477	591,336
Unallocated common stock held by employee stock ownership plan	(12,828)	(13,042)
Retained earnings	443,249	440,760
Accumulated other comprehensive loss	(12,168)	(20,296)
Treasury stock at cost: 22,094,601 and 21,867,277 shares at March 31, 2025 and December 31, 2024, respectively	(297,229)	(294,710)
Total stockholders’ equity	711,149	704,696
Total liabilities and stockholders’ equity	$5,710,000	$5,666,378
See accompanying notes to unaudited consolidated financial statements.

NORTHFIELD BANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited) (In thousands, except per share data)

	Three Months Ended March 31,
	2025	2024
Interest income:
Loans	$45,283	$46,047
Mortgage-backed securities	12,009	4,398
Other securities	797	3,841
FHLB of New York dividends	862	970
Deposits in other financial institutions	1,141	3,392
Total interest income	60,092	58,648
Interest expense:
Deposits	21,191	19,273
Borrowings	6,291	10,663
Subordinated debt	819	828
Total interest expense	28,301	30,764
Net interest income	31,791	27,884
Provision for credit losses	2,582	415
Net interest income after provision for credit losses	29,209	27,469
Non-interest income:
Fees and service charges for customer services	1,620	1,615
Income on bank-owned life insurance	1,639	964
(Losses)/gains on trading securities, net	(299)	699
Other	62	103
Total non-interest income	3,022	3,381
Non-interest expense:
Compensation and employee benefits	11,775	12,765
Occupancy	3,533	3,553
Furniture and equipment	414	484
Data processing	2,122	2,147
Professional fees	1,072	809
Advertising	250	518
Federal Deposit Insurance Corporation insurance	617	588
Credit loss expense for off-balance sheet exposures	103	83
Other	1,549	1,385
Total non-interest expense	21,435	22,332
Income before income tax expense	10,796	8,518
Income tax expense	2,920	2,304
Net income	$7,876	$6,214
Net income per common share:
Basic	$0.19	$0.15
Diluted	$0.19	$0.15

See accompanying notes to unaudited consolidated financial statements.

NORTHFIELD BANCORP, INC. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME - (Continued) (Unaudited) (In thousands)

	Three Months Ended March 31,
	2025	2024
Net income	$7,876	$6,214
Other comprehensive income:
Unrealized gains on debt securities available-for-sale:
Net unrealized holding gains	11,610	976
Post-retirement benefits adjustment	—	58
Other comprehensive income before tax	11,610	1,034
Income tax expense related to net unrealized holding gains on debt securities available-for-sale	(3,482)	(275)
Income tax benefit related to post retirement benefit adjustment	—	(16)
Other comprehensive income, net of tax	8,128	743
Comprehensive income	$16,004	$6,957

See accompanying notes to unaudited consolidated financial statements.

NORTHFIELD BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Three Months Ended March 31, 2025 and 2024
(Unaudited) (In thousands, except share data)

	Common Stock
	Shares Outstanding	Par Value	Additional Paid-in Capital	Unallocated Common Stock Held by the Employee Stock Ownership Plan	Retained Earnings	Accumulated Other Comprehensive Income (loss) Net of tax	Treasury Stock	Total Stockholders' Equity
Balance at December 31, 2023	44,524,929	$648	$590,973	$(14,340)	$433,227	$(32,442)	$(278,621)	$699,445
Net income					6,214			6,214
Other comprehensive income, net of tax						743		743
ESOP shares allocated or committed to be released			67	216				283
Stock compensation expense			620					620
Restricted stock issuance	209,586		(2,747)				2,747	—
Restricted stock forfeitures	(467)		6				(6)	—
Cash dividends declared and paid ($0.13 per common share)					(5,563)			(5,563)
Purchase of employee restricted stock to fund statutory tax withholding	(18,765)						(223)	(223)
Repurchase of treasury stock (average cost of $12.17 per share)	(252,631)						(3,090)	(3,090)
Balance at March 31, 2024	44,462,652	$648	$588,919	$(14,124)	$433,878	$(31,699)	$(279,193)	$698,429

Balance at December 31, 2024	42,903,598	$648	$591,336	$(13,042)	$440,760	$(20,296)	$(294,710)	$704,696
Net income					7,876			7,876
Other comprehensive income, net of tax						8,128		8,128
ESOP shares allocated or committed to be released			81	214				295
Stock compensation expense			765					765
Restricted stock issuance	232,003		(2,705)				2,705	—
Cash dividends declared and paid ($0.13 per common share)					(5,387)			(5,387)
Purchase of employee restricted stock to fund statutory tax withholding	(19,177)						(224)	(224)
Repurchase of treasury stock (average cost of $11.36 per share)	(440,150)						(5,000)	(5,000)
Balance at March 31, 2025	42,676,274	$648	$589,477	$(12,828)	$443,249	$(12,168)	$(297,229)	$711,149

See accompanying notes to unaudited consolidated financial statements.

NORTHFIELD BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (In thousands)

	Three Months Ended March 31,
	2025	2024
Net income	$7,876	$6,214
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	2,582	415
ESOP and stock compensation expense	1,060	903
Depreciation	812	921
Amortization of premiums and deferred loan costs, net of accretion of discounts and deferred loan fees	1,263	(592)
Amortization of debt issuance costs	56	56
Amortization of intangible assets	12	22
Amortization of operating lease right-of-use assets	1,179	1,188
Income on bank-owned life insurance	(1,639)	(964)
Losses (gains) on trading securities, net	299	(699)
Net sales of trading securities	582	522
Increase in accrued interest receivable	(570)	(867)
Increase in other assets	(329)	(3,977)
(Decrease) increase in accrued expenses and other liabilities	(3,757)	1,095
Net cash provided by operating activities	9,426	4,237
Cash flows from investing activities:
Net decrease in loans receivable	27,374	40,038
Purchases of FHLB of New York stock	(11,315)	(437)
Redemptions of FHLB of New York stock	8,859	256
Purchases of debt securities available-for-sale	(300,647)	(459,710)
Purchases of equity securities	—	(409)
Principal payments and maturities on debt securities available-for-sale	165,792	181,234
Principal payments and maturities on debt securities held-to-maturity	443	56
Proceeds from sale of equity securities	3,406	—
Purchases and improvements of premises and equipment	(258)	(451)
Net cash used in investing activities	(106,346)	(239,423)
Cash flows from financing activities:
Net (decrease) increase in deposits	(6,521)	42,888
Dividends paid	(5,387)	(5,563)
Purchase of treasury stock	(5,224)	(3,313)
Increase in advance payments by borrowers for taxes and insurance	5,213	5,100
Proceeds from borrowings and securities sold under agreements to repurchase	857,000	300,000
Repayments related to other borrowings and securities sold under agreements to repurchase	(814,243)	(94,651)
Net cash provided by financing activities	30,838	244,461
Net (decrease) increase in cash and cash equivalents	(66,082)	9,275
Cash and cash equivalents at beginning of period	167,744	229,506
Cash and cash equivalents at end of period	$101,662	$238,781

See accompanying notes to unaudited consolidated financial statements

NORTHFIELD BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)
(Unaudited) (In thousands)

	Three Months Ended March 31,
	2025	2024
Supplemental cash flow information:
Cash paid during the period for:
Interest	$28,301	$31,062
Income taxes	190	1,443
Non-cash transactions:
Loan charge-offs, net	2,844	911
Right-of-use assets obtained in exchange for new lease liabilities	753	1,060

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

In the opinion of management, all adjustments (consisting solely of normal and recurring adjustments) necessary for the fair presentation of the consolidated balance sheets and the consolidated statements of comprehensive income for the unaudited periods presented have been included. The results of operations and other data presented for the three months ended March 31, 2025 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2025 or for any other period. Whenever necessary, certain prior year amounts are reclassified to conform to the current year presentation.
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

Certain information and note disclosures usually included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for the preparation of interim financial statements. The consolidated financial statements presented should be read in conjunction with the audited consolidated financial statements and notes to consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the SEC.
Recent Accounting Pronouncements Adopted
Improvements to Reportable Segment Disclosure
In November 2023, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) ASU No. 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures”. The amendments in this ASU require improved reportable segment information on an annual and interim basis, primarily through enhanced disclosures about significant segment expenses and information used to assess segment performance by the Company's chief operating decision maker (“CODM”). The Company's CODM is its President and Chief Executive Officer. This update was effective for financial statements issued for fiscal years beginning after December 15, 2023, and interim periods for fiscal years beginning after December 15, 2024. The Company adopted this guidance beginning with the annual period ending December 31, 2024 and applied these updates on a retrospective basis. Upon adoption, the Company provided additional expense detail within its segment disclosures and there was no impact on the Company's financial position or results of operations. See Note 14 to the consolidated financial statements.

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)
Note 2 – Debt Securities Available-for-Sale
The following is a comparative summary of mortgage-backed securities and other debt securities available-for-sale at March 31, 2025, and December 31, 2024 (in thousands):

	March 31, 2025
		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
	cost	gains	losses	value
U.S. Government agency securities	$670	$—	$(62)	$608
Mortgage-backed securities:
Pass-through certificates:
Government sponsored enterprises ("GSEs")	310,710	703	(16,494)	294,919
Real estate mortgage investment conduits ("REMICs"):
GSE	917,695	5,650	(6,461)	916,884
Total mortgage-backed securities	1,228,405	6,353	(22,955)	1,211,803
Other debt securities:
Municipal bonds	684	—	(1)	683
Corporate bonds	34,064	129	(814)	33,379
Total other debt securities	34,748	129	(815)	34,062
Total debt securities available-for-sale	$1,263,823	$6,482	$(23,832)	$1,246,473

	December 31, 2024
		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
	cost	gains	losses	value
U.S. Government agency securities	$75,734	$—	$(386)	$75,348
Mortgage-backed securities:
Pass-through certificates:
GSE	282,704	—	(21,028)	261,676
REMICs:
GSE	734,086	1,231	(7,974)	727,343
Total mortgage-backed securities	1,016,790	1,231	(29,002)	989,019
Other debt securities:
Municipal bonds	684	1	—	685
Corporate bonds	36,569	134	(938)	35,765
Total other debt securities	37,253	135	(938)	36,450
Total debt securities available-for-sale	$1,129,777	$1,366	$(30,326)	$1,100,817
The following is a summary of the expected maturity distribution of debt securities available-for-sale, other than mortgage-backed securities, at March 31, 2025 (in thousands):

Available-for-sale	Amortized cost	Estimated fair value
Due in one year or less	$4,631	$4,636
Due after one year through five years	22,787	22,289
Due after five years through ten years	8,000	7,745
	$35,418	$34,670

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)
Contractual maturities for mortgage-backed securities are not included above, as expected maturities on mortgage-backed securities may differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without penalties.

Certain securities available-for-sale are pledged or encumbered to secure borrowings under pledge agreements and repurchase agreements and for other purposes required by law. At March 31, 2025, and December 31, 2024, the fair value of debt securities available-for-sale that were pledged to secure borrowings and deposits was $142.3 million and $420.4 million, respectively.

For the three months ended March 31, 2025 and 2024, the Company had no proceeds on sales of debt securities available-for-sale and no gross realized gains or losses. During the three months ended March 31, 2025 and 2024, the Company recognized net losses of $299,000 and net gains of $699,000, respectively, on its trading securities portfolio.

Gross unrealized losses on mortgage-backed securities and other debt securities available-for-sale, and the estimated fair value of the related securities, aggregated by security category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2025, and December 31, 2024, were as follows (in thousands):

	March 31, 2025
	Less than 12 months		12 months or more		Total
	Unrealized	Estimated	Unrealized	Estimated	Unrealized	Estimated
	losses	fair value	losses	fair value	losses	fair value
U.S. Government agency securities	$—	$—	$(62)	$608	$(62)	$608
Mortgage-backed securities:
Pass-through certificates:
GSE	(41)	7,831	(16,453)	239,140	(16,494)	246,971
REMICs:
GSE	(128)	164,149	(6,333)	148,628	(6,461)	312,777
Other debt securities:
Municipal bonds	(1)	683	—	—	(1)	683
Corporate bonds	—	—	(814)	18,190	(814)	18,190
Total	$(170)	$172,663	$(23,662)	$406,566	$(23,832)	$579,229

	December 31, 2024
	Less than 12 months		12 months or more		Total
	Unrealized	Estimated	Unrealized	Estimated	Unrealized	Estimated
	losses	fair value	losses	fair value	losses	fair value
U.S. Government agency securities	$—	$—	$(386)	$75,348	$(386)	$75,348
Mortgage-backed securities:
Pass-through certificates:
GSE	(125)	7,329	(20,903)	254,163	(21,028)	261,492
REMICs:
GSE	(285)	105,412	(7,689)	164,262	(7,974)	269,674
Other debt securities:
Municipal bonds	—	—	—	—	—	—
Corporate bonds	—	—	(938)	18,066	(938)	18,066
Total	$(410)	$112,741	$(29,916)	$511,839	$(30,326)	$624,580

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)
The Company held 107 pass-through mortgage-backed securities issued or guaranteed by GSEs, 68 REMIC mortgage-backed securities issued or guaranteed by GSEs, three corporate bonds, and one U.S. Government agency securities that were in a continuous unrealized loss position of twelve months or greater at March 31, 2025. There were six pass-through mortgage-backed securities issued or guaranteed by GSEs, nine REMIC mortgage-backed securities issued or guaranteed by GSEs, and one municipal bond that were in an unrealized loss position of less than twelve months at March 31, 2025. Substantially all securities referred to above were rated investment grade at March 31, 2025.

Available-for-sale debt securities in unrealized loss positions are evaluated for impairment related to credit losses on a quarterly basis. In performing an assessment of whether any decline in fair value is due to a credit loss, the Company considers the extent to which the fair value is less than the amortized cost, changes in credit ratings, any adverse economic conditions, as well as all relevant information at the individual security level such as credit deterioration of the issuer or collateral underlying the security. In assessing the impairment, the Company compares the present value of cash flows expected to be collected with the amortized cost basis of the security. If it is determined that the decline in fair value was due to credit losses, an allowance for credit losses is recorded, limited to the amount the fair value is less than amortized cost basis. The Company did not record any allowance for credit losses on its available-for-sale debt securities as of March 31, 2025 or December 31, 2024.

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

The Company has made the accounting policy election to exclude accrued interest receivable on available-for-sale securities from the estimate of credit losses. Accrued interest receivable associated with debt securities available-for-sale totaled $3.4 million and $3.1 million at March 31, 2025, and December 31, 2024, respectively, and was reported in accrued interest receivable on the consolidated balance sheets. The Company elected not to measure an allowance for credit losses on accrued interest receivable as an allowance on possible uncollectible accrued interest is not warranted.

Note 3 – Debt Securities Held-to-Maturity

The following is a summary of mortgage-backed securities held-to-maturity at March 31, 2025, and December 31, 2024 (in thousands):

	March 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Mortgage-backed securities:
Pass-through certificates:
GSE	$8,883	$53	$(439)	$8,497
Total securities held-to-maturity	$8,883	$53	$(439)	$8,497

	December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Mortgage-backed securities:
Pass-through certificates:
GSE	$9,303	$16	$(557)	$8,762
Total securities held-to-maturity	$9,303	$16	$(557)	$8,762

Contractual maturities for mortgage-backed securities are not presented, as expected maturities on mortgage-backed securities may differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without penalties. There were no sales of held-to-maturity securities for the three months ended March 31, 2025 or March 31, 2024.

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)
At March 31, 2025, and December 31, 2024, debt securities held-to-maturity with a carrying value of $8.7 million and $9.1 million, respectively, were pledged to secure borrowings and deposits.

Gross unrealized losses on mortgage-backed securities held-to-maturity, and the estimated fair value of the related securities, aggregated by security category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2025, and December 31, 2024, were as follows (in thousands):

	March 31, 2025
	Less than 12 months		12 months or more		Total
	Unrealized	Estimated	Unrealized	Estimated	Unrealized	Estimated
	losses	fair value	losses	fair value	losses	fair value
Mortgage-backed securities:
Pass-through certificates:
GSE	$—	$—	$(439)	$6,043	$(439)	$6,043
Total	$—	$—	$(439)	$6,043	$(439)	$6,043

	December 31, 2024
	Less than 12 months		12 months or more		Total
	Unrealized	Estimated	Unrealized	Estimated	Unrealized	Estimated
	losses	fair value	losses	fair value	losses	fair value
Mortgage-backed securities:
Pass-through certificates:
GSE	$—	$—	$(557)	$5,974	$(557)	$5,974
Total	$—	$—	$(557)	$5,974	$(557)	$5,974

The Company held nine pass-through mortgage-backed debt securities held-to-maturity issued or guaranteed by GSEs that were in a continuous unrealized loss position of twelve months or greater at March 31, 2025.

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

The Company has made the accounting policy election to exclude accrued interest receivable on held-to-maturity securities from the estimate of credit losses. Accrued interest receivable associated with held-to-maturity securities totaling $32,000 and $33,000 at March 31, 2025, and December 31, 2024, respectively, was reported in accrued interest receivable on the consolidated balance sheets. The Company elected not to measure an allowance for credit losses on accrued interest receivable as an allowance on possible uncollectible accrued interest is not warranted.

Note 4 – Equity Securities

Equity securities totaled $10.9 million and $14.3 million at March 31, 2025, and December 31, 2024, respectively. Equity securities consisted of money market mutual funds, recorded at fair value of $855,000 and $4.3 million at March 31, 2025, and December 31, 2024, respectively, and an investment in a private SBA loan fund (the “SBA Loan Fund”) recorded at net asset value of $10.0 million at both March 31, 2025, and December 31, 2024, respectively. As the SBA Loan Fund operates as a private fund, its shares are not publicly traded and, therefore, has no readily determinable market value. The SBA Loan Fund was recorded at net asset value as a practical expedient for reporting fair value.

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)
Note 5 – Loans

The following table summarizes the Company’s loans held-for-investment (in thousands):

	March 31,	December 31,
	2025	2024
Real estate loans:
Multifamily	$2,567,913	$2,597,484
Commercial mortgage	882,600	889,801
One-to-four family residential mortgage	146,791	150,217
Home equity and lines of credit	181,354	174,062
Construction and land	40,284	35,897
Total real estate loans	3,818,942	3,847,461
Commercial and industrial loans	162,133	163,425
Other loans	1,411	2,165
Total commercial and industrial and other loans	163,544	165,590
Loans held-for-investment (excluding purchased credit-deteriorated (“PCD”) loans)	3,982,486	4,013,051
PCD loans	9,043	9,173
Total loans held-for-investment	3,991,529	4,022,224
Allowance for credit losses	(34,921)	(35,183)
Net loans held-for-investment	$3,956,608	$3,987,041

The Company had loans held-for-sale of $4.9 million at both March 31, 2025, and December 31, 2024.

In addition to originating loans, the Company may acquire loans through portfolio purchases or acquisitions of other companies. Purchased loans that have evidence of more than insignificant credit deterioration since origination are deemed PCD loans. For PCD loans, each loan pool is accounted for as a single asset with a single composite interest rate and an aggregate expectation of cash flows. PCD loans totaled $9.0 million at March 31, 2025, as compared to $9.2 million at December 31, 2024. The majority of the PCD loan balances were acquired as part of a Federal Deposit Insurance Corporation-assisted transaction. At March 31, 2025, PCD loans consisted of approximately 11% home equity loans, 25% commercial real estate loans, 55% commercial and industrial loans, and 9% in one-to-four family residential loans. At December 31, 2024, PCD loans consisted of approximately 9% one-to-four family residential loans, 25% commercial real estate loans, 55% commercial and industrial loans, and 11% in home equity loans.

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

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)
The following table presents the Company’s loans held-for-investment and current period gross charge-offs, excluding PCD loans, by loan class, credit risk ratings and year of origination, at March 31, 2025 (in thousands):

	March 31, 2025
	2025	2024	2023	2022	2021	Prior	Revolving Loans	Total
Real Estate:
Multifamily
Pass	$12,328	$4,866	$85,808	$586,344	$625,094	$1,239,518	$445	$2,554,403
Special mention	—	—	—	—	1,189	3,566	—	4,755
Substandard	—	—	—	—	—	8,755	—	8,755
Total multifamily	12,328	4,866	85,808	586,344	626,283	1,251,839	445	2,567,913
Commercial mortgage
Pass	8,601	62,733	86,743	194,063	142,738	367,230	1,410	863,518
Special mention	—	—	—	—	—	8,084	—	8,084
Substandard	—	—	—	—	—	10,707	291	10,998
Total commercial mortgage	8,601	62,733	86,743	194,063	142,738	386,021	1,701	882,600
One-to-four family residential
Pass	592	8,867	6,568	22,429	11,648	95,164	148	145,416
Substandard	—	—	—	—	—	1,375	—	1,375
Total one-to-four family residential	592	8,867	6,568	22,429	11,648	96,539	148	146,791
Home equity and lines of credit
Pass	4,827	14,899	18,679	30,410	12,421	22,459	75,986	179,681
Special mention	—	—	—	67	—	—	—	67
Substandard	—	—	—	1,006	420	180	—	1,606
Total home equity and lines of credit	4,827	14,899	18,679	31,483	12,841	22,639	75,986	181,354
Construction and land
Pass	2,775	4,630	11,230	2,927	625	18,097	—	40,284
Total construction and land	2,775	4,630	11,230	2,927	625	18,097	—	40,284
Total real estate loans	29,123	95,995	209,028	837,246	794,135	1,775,135	78,280	3,818,942
Commercial and industrial
Pass	2,903	15,297	14,438	17,375	11,737	8,550	84,167	154,467
Special mention	—	—	717	—	—	—	—	717
Substandard	—	2,496	242	1,301	1,725	353	832	6,949
Total commercial and industrial	2,903	17,793	15,397	18,676	13,462	8,903	84,999	162,133
Current-period gross charge-offs	—	—	498	1,467	821	312	—	3,098
Other
Pass	1,359	—	—	—	—	11	36	1,406
Substandard	—	—	—	—	—	5	—	5
Total other	1,359	—	—	—	—	16	36	1,411
Total loans held-for-investment	$33,385	$113,788	$224,425	$855,922	$807,597	$1,784,054	$163,315	$3,982,486
Total current-period gross charge-offs	$—	$—	$498	$1,467	$821	$312	$—	$3,098

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)
The following table presents the Company’s loans held-for-investment and current period gross charge-offs, excluding PCD loans, by loan class, credit risk ratings and year of origination, at December 31, 2024 (in thousands):

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

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

Past Due and Non-Accrual Loans

Included in loans receivable held-for-investment are loans for which the accrual of interest income has been discontinued due to deterioration in the financial condition of the borrowers (excluding PCD loans). The recorded investment of these non-accrual loans was $13.4 million and $14.3 million at March 31, 2025, and December 31, 2024, respectively. Generally, originated loans are placed on non-accrual status when they become 90 days or more delinquent, or sooner if considered appropriate by management, and remain on non-accrual status until they are brought current, have six consecutive months of performance under the revised loan terms, and factors indicating reasonable doubt about the timely collection of payments no longer exist. Therefore, loans may be current in accordance with their loan terms, or may be less than 90 days delinquent and still be on non-accruing status.

When an individual loan no longer demonstrates the similar credit risk characteristics as other loans within its current segment, the Company evaluates each for expected credit losses on an individual basis. All non-accrual loans $500,000 and above and all loans designated as Troubled Debt Restructurings (“TDRs”) prior to the adoption of ASU No. 2022-02, “Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures” (“ASU 2022-02”) on January 1, 2023, are individually evaluated. See “Loan Modifications Made to Borrowers Experiencing Financial Difficulty” section below for more information. The non-accrual amounts included in loans individually evaluated for impairment were $8.8 million and $9.6 million at March 31, 2025, and December 31, 2024, respectively. Loans on non-accrual status with principal balances less than $500,000, and therefore not meeting the Company's definition of an impaired loan, amounted to $4.6 million and $4.7 million at March 31, 2025, and December 31, 2024, respectively. Loans past due 90 days or more and still accruing interest were $1.0 million and $1.2 million at March 31, 2025, and December 31, 2024, respectively, and consisted of loans that are well-secured and in the process of collection.

The following tables set forth the detail, and delinquency status, of non-performing loans (non-accrual loans and loans past due 90 days or more and still accruing), net of deferred fees and costs, at March 31, 2025, and December 31, 2024, excluding PCD loans and non-accrual loans held-for sale (in thousands):

	March 31, 2025
	Total Non-Performing Loans
	Non-Accruing Loans
	Current	30-89 Days Past Due	90 Days or More Past Due	Total	90 Days or More Past Due and Accruing	Total Non-Performing Loans
Loans held-for-investment:
Real estate loans:
Multifamily
Substandard	$1,715	$—	$850	$2,565	$—	$2,565
Total multifamily	1,715	—	850	2,565	—	2,565
Commercial mortgage
Substandard	56	138	4,371	4,565	—	4,565
Total commercial mortgage	56	138	4,371	4,565	—	4,565
One-to-four family residential
Substandard	—	—	—	—	878	878
Total one-to-four family residential	—	—	—	—	878	878
Home equity and lines of credit
Substandard	19	42	1,206	1,267	140	1,407
Total home equity and lines of credit	19	42	1,206	1,267	140	1,407
Total real estate	1,790	180	6,427	8,397	1,018	9,415
Commercial and industrial loans
Substandard	2,768	234	1,970	4,972	—	4,972
Total commercial and industrial loans	2,768	234	1,970	4,972	—	4,972
Total non-performing loans	$4,558	$414	$8,397	$13,369	$1,018	$14,387

At March 31, 2025, the Company had non-accrual loans held-for-sale of $4.9 million, which are not included in the above table.

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

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)
The following tables set forth the detail and delinquency status of loans held-for-investment, excluding PCD loans, net of deferred fees and costs, at March 31, 2025, and December 31, 2024 (in thousands):

	March 31, 2025
		Past Due Loans
	30-89 Days Past Due	90 Days or More Past Due	90 Days or More Past Due and Accruing	Total Past Due	Current	Total Loans Receivable, net
Loans held-for-investment:
Real estate loans:
Multifamily
Pass	$472	$—	$—	$472	$2,553,931	$2,554,403
Special mention	—	—	—	—	4,755	4,755
Substandard	825	850	—	1,675	7,080	8,755
Total multifamily	1,297	850	—	2,147	2,565,766	2,567,913
Commercial mortgage
Pass	94	—	—	94	863,424	863,518
Special mention	—	—	—	—	8,084	8,084
Substandard	191	4,371	—	4,562	6,436	10,998
Total commercial mortgage	285	4,371	—	4,656	877,944	882,600
One-to-four family residential
Pass	2,584	—	—	2,584	142,832	145,416
Substandard	—	—	878	878	497	1,375
Total one-to-four family residential	2,584	—	878	3,462	143,329	146,791
Home equity and lines of credit
Pass	1,141	—	—	1,141	178,540	179,681
Special mention	—	—	—	—	67	67
Substandard	42	1,206	140	1,388	218	1,606
Total home equity and lines of credit	1,183	1,206	140	2,529	178,825	181,354
Construction and land
Pass	—	—	—	—	40,284	40,284
Total construction and land	—	—	—	—	40,284	40,284
Total real estate	5,349	6,427	1,018	12,794	3,806,148	3,818,942
Commercial and industrial
Pass	712	—	—	712	153,755	154,467
Special mention	—	—	—	—	717	717
Substandard	1,191	1,970	—	3,161	3,788	6,949
Total commercial and industrial	1,903	1,970	—	3,873	158,260	162,133
Other loans
Pass	3	—	—	3	1,403	1,406
Substandard	—	—	—	—	5	5
Total other loans	3	—	—	3	1,408	1,411
Total loans held-for-investment	$7,255	$8,397	$1,018	$16,670	$3,965,816	$3,982,486

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

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)
The following tables summarize information on non-accrual loans, excluding PCD loans, as of March 31, 2025, and December 31, 2024 (in thousands):

	March 31, 2025
	Recorded Investment	Unpaid Principal Balance	With No Related Allowance
Real estate loans:
Multifamily	$2,565	$2,979	$1,715
Commercial mortgage	4,565	4,998	3,798
Home equity and lines of credit	1,267	1,516	—
Commercial and industrial	4,972	14,853	877
Total non-accrual loans	$13,369	$24,346	$6,390

	December 31, 2024
	Recorded Investment	Unpaid Principal Balance	With No Related Allowance
Real estate loans:
Multifamily	$2,609	$3,023	$1,727
Commercial mortgage	4,578	5,011	3,806
Home equity and lines of credit	1,270	1,519	—
Commercial and industrial	5,807	14,693	1,534
Total non-accrual loans	$14,264	$24,246	$7,067

The following table summarizes interest income recognized on non-accrual loans, excluding PCD loans, during the three months ended March 31, 2025 and March 31, 2024 (in thousands):

	Three Months Ended March 31,
	2025	2024
Real estate loans:
Multifamily	$34	$35
Commercial mortgage	17	123
One-to-four family residential	—	1
Home equity and lines of credit	8	—
Commercial and industrial	81	25
Total interest income on non-accrual loans	$140	$184

Collateral-Dependent Loans

Loans for which the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral are considered to be collateral-dependent loans. Collateral can have a significant financial effect in mitigating exposure to credit risk and, where there is sufficient collateral, an allowance for credit losses is not recognized or is minimal. For collateral-dependent loans, the allowance for credit losses is individually assessed based on the fair value of the collateral less estimated costs of sale. The Company's collateral-dependent loans are secured by real estate, inventory and equipment. Collateral values are generally based on appraisals which are adjusted for changes in market indices. As of March 31, 2025, and December 31, 2024, the Company had $7.9 million and $8.7 million of collateral-dependent impaired loans, respectively. The collateral-dependent loans at March 31, 2025, consisted of $5.1 million of commercial real estate loans, $1.7 million of multifamily loans, $839,000 of commercial and industrial loans, and $257,000 of one-to-four family residential loans. For the three months ended March 31, 2025, there was no significant deterioration or changes in the collateral securing these loans.

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)
Loan Modifications Made to Borrowers Experiencing Financial Difficulty

The Company has modified, and may modify in the future, certain loans to borrowers experiencing financial difficulty. These modifications may include a reduction in interest rate, an extension in term, principal forgiveness and/or other than insignificant payment delay.

The following table presents the amortized cost basis of loan modifications made to borrowers experiencing financial difficulty that were modified during the three months ended March 31, 2025 and 2024, by class and by type of modification (dollars in thousands):

	Three Months Ended March 31, 2025
	Payment Delay and Interest Rate Reduction	Term Extension	Payment Delay and Term Extension	Payment Delay, Term Extension, and Interest Rate Reduction	Total	Percentage of Total Class of Financing Receivable
Commercial and industrial	$209	$—	$—	$—	$209	0.13%
Total loans	$209	$—	$—	$—	$209

	Three Months Ended March 31, 2024
	Payment Delay	Term Extension	Payment Delay and Term Extension	Payment Delay, Term Extension, and Interest Rate Reduction	Total	Percentage of Total Class of Financing Receivable
Commercial mortgage	$—	$—	$396	$299	$695	0.08%
Commercial and industrial	130	13,382	—	897	14,409	8.55%
Total loans	$130	$13,382	$396	$1,196	$15,104

The following table presents the financial effect of loan modifications made to borrowers experiencing financial difficulty during the three months ended March 31, 2025, and March 31, 2024 (in thousands):

	Weighted-Average Term Extension (in months)	Weighted-Average Interest Rate Reduction
Three Months Ended March 31, 2025
Commercial and industrial	—	2.50%
Three Months Ended March 31, 2024
Commercial mortgage	60	3.00%
Commercial and industrial	4.3	3.00%
There were no commitments to lend additional funds at March 31, 2025 to borrowers experiencing financial difficulty whose terms have been restructured.
For modified loans, a subsequent payment default is defined in terms of delinquency, when a principal or interest payment is 90 days past due or classified into non-accrual status during the reporting period. Of the loans modified during the preceding twelve months, there was one commercial and industrial loans with a balance of $13.4 million at March 31, 2024, that was risk rated substandard and had received multiple 90-day extensions from the second quarter of 2023 through July 1, 2024. During the third quarter of 2024, the loan experienced credit deterioration and was put on non-accrual status. The loan received principal forgiveness of $878,000 in the third quarter of 2024 and made a payment of $10.0 million during the fourth quarter of 2024. The remaining $2.5 million balance of this loan was current as of March 31, 2025, but remains on a non-accrual status. One other commercial and industrial loan with a balance of $227,000 at March 31, 2025, subsequently defaulted and was put on non-accrual status, although the borrower continues to make some payments.

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)
The Company closely monitors the performance of loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of the modification efforts. The following table presents the aging analysis of loan modifications made to borrowers experiencing financial difficulty during the twelve months ended March 31, 2025 and 2024 (in thousands):

	As of March 31, 2025
	Current	30-89 Days Past Due	90 Days or More Past Due	Non-Accrual	Total
Home equity and lines of credit	$199	$—	$—	$—	$199
Commercial and industrial	425	136	—	2,707	3,268
Total loans	$624	$136	$—	$2,707	$3,467

	As of March 31, 2024
	Current	30-89 Days Past Due	90 Days or More Past Due	Non-Accrual	Total
Commercial mortgage	$—	$—	$—	$929	$929
Commercial and industrial	14,784	300	—	746	15,830
Total loans	$14,784	$300	$—	$1,675	$16,759

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

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)
Allowance for Individually Evaluated Loans

The Company measures specific reserves for individual loans that do not share common risk characteristics with other loans, consisting of all loans previously modified as TDRs (prior to the adoption of ASU 2022-02) and non-accrual loans with an outstanding balance of $500,000 or greater. Loans individually evaluated for impairment are assessed to determine whether the loan’s carrying value is not in excess of the estimated fair value of the collateral less cost to sell, if the loan is collateral-dependent, or the present value of the expected future cash flows, if the loan is not collateral-dependent. Management performs an evaluation of each individually evaluated loan and generally obtains updated appraisals as part of the evaluation. In addition, management adjusts estimated fair values down to appropriately consider recent market conditions, our willingness to accept a lower sales price to effect a quick sale, and costs to dispose of any supporting collateral. Determining the estimated fair value of underlying collateral (and related costs to sell) can be difficult in illiquid real estate markets and is subject to significant assumptions and estimates. Management employs an independent third-party management firm that specializes in appraisal preparation and review to ascertain the reasonableness of updated appraisals. Projecting the expected cash flows for modified loans which are not collateral-dependent is inherently subjective and requires, among other things, an evaluation of the borrower’s current and projected financial condition. Actual results may be significantly different than our projections and our established allowance for credit losses on these loans, which could have a material effect on our financial results. Individually impaired loans that have no impairment losses are not considered for collective allowances described earlier. At March 31, 2025, and December 31, 2024, the ACL for loans individually evaluated for impairment was $630,000 and $1.3 million, respectively.

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

The table below summarizes the allowance for credit losses for off-balance sheet credit exposures as of, and for, the three months ended March 31, 2025, and March 31, 2024 (in thousands):

	Three Months Ended March 31,
	2025	2024
Balance at beginning of period	$518	$236
Provision for credit losses	103	83
Balance at end of period	$621	$319

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

	Three Months Ended March 31, 2025
	Real Estate
	Commercial (1)	One-to-Four Family	Home Equity and Lines of Credit	Construction and Land	Commercial and Industrial	Other	Total Loans (excluding PCD)	PCD	Total
Allowance for credit losses:
Beginning balance	$20,949	$2,245	$2,254	$103	$6,724	$4	$32,279	$2,904	$35,183
Charge-offs	—	—	—	—	(3,098)	—	(3,098)	—	(3,098)
Recoveries	15	—	—	—	238	1	254	—	254
Provisions (credit)	561	(31)	(22)	—	2,245	(1)	2,752	(170)	2,582
Ending balance	$21,525	$2,214	$2,232	$103	$6,109	$4	$32,187	$2,734	$34,921

	Three Months Ended March 31, 2024
	Real Estate
	Commercial (1)	One-to-Four Family	Home Equity and Lines of Credit	Construction and Land	Commercial and Industrial	Other	Total Loans (excluding PCD)	PCD	Total
Allowance for credit losses:
Beginning balance	$23,255	$3,285	$1,705	$149	$6,050	$6	$34,450	$3,085	$37,535
Charge-offs	—	—	—	—	(950)	—	(950)	—	(950)
Recoveries	14	9	—	—	16	—	39	—	39
Provisions (credit)	(2,003)	(518)	594	(27)	2,391	(2)	435	(20)	415
Ending balance	$21,266	$2,776	$2,299	$122	$7,507	$4	$33,974	$3,065	$37,039

(1) Commercial includes commercial real estate loans collateralized by owner-occupied, non-owner occupied, and multifamily properties.

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)
The following tables detail the amount of loans receivable held-for-investment, net of deferred loan fees and costs, that are evaluated, individually and collectively, for impairment, and the related portion of the allowance for credit losses that is allocated to each loan portfolio segment, at March 31, 2025, and December 31, 2024 (in thousands):

	March 31, 2025
	Real Estate
	Commercial (1)	One-to-Four Family	Home Equity and Lines of Credit	Construction and Land	Commercial and Industrial	Other	Total Loans (excluding PCD)	PCD	Total
Allowance for credit losses:
Ending balance: individually evaluated for impairment	$—	$—	$1	$—	$629	$—	$630	$—	$630
Ending balance: collectively evaluated for impairment	21,525	2,214	2,231	103	5,480	4	31,557	—	31,557
Ending balance: PCD loans evaluated for impairment (2)	—	—	—	—	—	—	—	2,734	2,734
Loans, net:
Ending balance	$3,450,513	$146,791	$181,354	$40,284	$162,133	$1,411	$3,982,486	$9,043	$3,991,529
Ending balance: individually evaluated for impairment	7,597	544	19	—	3,322	—	11,482	—	11,482
Ending balance: collectively evaluated for impairment	3,442,916	146,247	181,335	40,284	158,734	1,411	3,970,927	—	3,970,927
Ending balance: PCD loans evaluated for impairment (2)	—	—	—	—	—	—	—	9,043	9,043
PPP loans not evaluated for impairment (3)	—	—	—	—	77	—	77	—	77

	December 31, 2024
	Real Estate
	Commercial (1)	One-to-Four Family	Home Equity and Lines of Credit	Construction and Land	Commercial and Industrial	Other	Total Loans (excluding PCD)	PCD	Total
Allowance for credit losses:
Ending balance: individually evaluated for impairment	$—	$—	$2	$—	$1,274	$—	$1,276	$—	$1,276
Ending balance: collectively evaluated for impairment	20,949	2,245	2,252	103	5,450	4	31,003	—	31,003
Ending balance: PCD loans evaluated for impairment (2)	—	—	—	—	—	—	—	2,904	2,904
Loans, net:
Ending balance	$3,487,285	$150,217	$174,062	$35,897	$163,425	$2,165	$4,013,051	$9,173	$4,022,224
Ending balance: individually evaluated for impairment	7,730	555	20	—	4,070	—	12,375	—	12,375
Ending balance: collectively evaluated for impairment	3,479,555	149,662	174,042	35,897	159,237	2,165	4,000,558	—	4,000,558
Ending balance: PCD loans evaluated for impairment (2)	—	—	—	—	—	—	—	9,173	9,173
PPP loans not evaluated for impairment (3)	—	—	—	—	118	—	118	—	118

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

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)
Note 7 – Deposits

Deposit account balances are summarized as follows (in thousands):

	March 31, 2025	December 31, 2024
Non-interest-bearing checking	$722,994	$706,976
Negotiable orders of withdrawal (“NOW”) and interest-bearing checking	1,367,219	1,286,154
Savings and money market	1,171,240	1,176,308
Certificates of deposit	870,503	969,039
Total deposits	$4,131,956	$4,138,477

Interest expense on deposit accounts is summarized for the periods indicated (in thousands):

	Three Months Ended March 31,
	2025	2024
NOW and interest-bearing checking, savings, and money market	$12,148	$12,331
Certificates of deposit	9,043	6,942
Total interest expense on deposit accounts	$21,191	$19,273

Note 8 – Subordinated Debt

On June 17, 2022, the Company issued $62.0 million in aggregate principal amount of fixed-to-floating subordinated notes (the “Notes”) to certain institutional investors. The Notes mature on June 30, 2032, unless redeemed earlier. The Notes initially bear interest, payable semi-annually in arrears, at a fixed rate of 5.00% per annum until June 30, 2027. Beginning June 30, 2027 and until maturity or redemption, the interest rate applicable to the outstanding principal amount of the Notes due will reset quarterly to an interest rate per annum equal to the then current three-month Secured Overnight Financing Rate plus 200 basis points, payable quarterly in arrears. The Company has the option to redeem the Notes, at par and in whole or in part, beginning on June 30, 2027 and to redeem the Notes at any time in whole upon certain other events. Any redemption of the Notes will be subject to prior regulatory approval to the extent required. Debt issuance costs totaled $1.1 million and are being amortized to maturity. At March 31, 2025, and December 31, 2024, subordinated debt totaled $61.5 million and $61.4 million, respectively, which included $502,000 and $558,000, respectively, of unamortized debt issuance costs. The Company recognized amortization expense of $56,000 for the three months ended March 31, 2025 and 2024.

Note 9 – Equity Incentive Plans

The following table is a summary of the Company’s stock options outstanding as of March 31, 2025, and changes therein during the three months then ended.

	Number of Stock Options	Weighted Average Grant Date Fair Value	Weighted Average Exercise Price	Weighted Average Contractual Life (years)
Outstanding and Exercisable - December 31, 2024	701,103	$4.11	$15.09	0.63
Forfeited	(2,500)	4.07	14.76	—
Outstanding and Exercisable - March 31, 2025	698,603	4.11	15.09	0.38
 During the first quarter of 2025, the Company granted to directors and employees, under the 2019 Equity Incentive Plan, 232,003 restricted stock awards with a total grant date fair value of $2.7 million. Of these grants, 41,679 vest one year from the date of grant and 190,324 vest in equal installments over a three-year period beginning one year from the date of grant. The Company also issued 59,735 performance-based restricted stock units to its executive officers with a total grant date fair value of $697,000. Vesting of the performance-based restricted stock units will be based on achievement of certain levels of Core Return on Average Assets and will cliff vest after a three-year measurement period ending on January 24, 2028. At the end of the performance period, the number of actual shares to be awarded may vary between 0% and 225% of target amounts.

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)
The following is a summary of the status of the Company’s restricted stock awards and performance-based restricted stock units at March 31, 2025, and changes therein during the three months then ended.

	Restricted Stock Awards	Weighted Average Grant Date Fair Value	Performance Stock Awards	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2024	337,774	$13.71	93,608	$14.19
Granted	232,003	11.66	59,735	11.66
Vested	(184,309)	13.90	—	—
Forfeited	—	—	(20,631)	15.78
Non-vested at March 31, 2025	385,468	12.37	132,712	12.80

Expected future stock award expense related to the non-vested restricted share awards as of March 31, 2025, was $4.4 million over a weighted average period of 2.1 years. Expected future stock award expense related to the non-vested performance share awards as of March 31, 2025, was $1.0 million over a weighted average period of 2.0 years.
During the three months ended March 31, 2025, and March 31, 2024, the Company recorded $765,000 and $620,000, respectively, of stock-based compensation related to the above plan.

Note 10 – Fair Value Measurements
The following tables present the assets reported on the consolidated balance sheets at their estimated fair value as of March 31, 2025, and December 31, 2024, by level within the fair value hierarchy as required by the Fair Value Measurements and Disclosures Topic of the FASB ASC. Financial assets and liabilities are classified in their entirety based on the level of input that is significant to the fair value measurement. The fair value hierarchy is as follows:

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

The methods of determining the fair value of assets and liabilities presented in this note are consistent with our methodologies disclosed in Note 16 to the Consolidated Financial Statements of the Company’s 2024 Annual Report on Form 10-K.

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

	Fair Value Measurements at March 31, 2025 Using:
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Measured on a recurring basis:
Assets:
Investment securities:
Debt securities available-for-sale:
U.S. Government agency	$608	$—	$608	$—
Mortgage-backed securities:
Pass-through certificates:
GSE	294,919	—	294,919	—
REMICs:
GSE	916,884	—	916,884	—
Total mortgage-backed securities	1,211,803	—	1,211,803	—
Other debt securities:
Municipal bonds	683	—	683	—
Corporate bonds	33,379	—	33,379	—
	34,062	—	34,062	—
Total debt securities available-for-sale	1,246,473	—	1,246,473	—
Trading securities	13,003	13,003	—	—
Equity securities (1)	855	855	—	—
Total	$1,260,331	$13,858	$1,246,473	$—
Measured on a non-recurring basis:
Assets:
Loans individually evaluated for impairment:
Real estate loans:
Commercial real estate	$1,020	$—	$—	$1,020
Multifamily	1,717	—	—	1,717
Home equity and lines of credit	18	—	—	18
Total individually evaluated real estate loans	2,755	—	—	2,755
Commercial and industrial loans	1,851	—	—	1,851
Total	$4,606	$—	$—	$4,606

(1) Excludes investment measured at net asset value of $10.0 million at March 31, 2025, which has not been classified in the fair value hierarchy.

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
The following table presents qualitative information for Level 3 assets measured at fair value on a non-recurring basis at March 31, 2025 (dollars in thousands):

	Fair Value	Valuation Methodology	Unobservable Inputs	Range of Inputs
	(in thousands)
Individually evaluated loans:
Commercial real estate	$1,020	Appraisals	Adjustments to selling cost	7.0% - 10.0%
Multifamily	1,717	Appraisals	Adjustments to selling costs	0% - 10.0%
Home equity and lines of credit	18	Discounted cash flows	Interest rates	6.0%
Commercial and industrial loans	1,851	Discounted cash flows	Interest rates	4.0% - 25.0%

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
The valuation techniques described below were used to measure fair value of financial instruments in the tables below on a recurring basis and a non-recurring basis at March 31, 2025 and December 31, 2024.
Debt Securities Available for Sale: The estimated fair values for mortgage-backed securities, corporate, and other debt securities are obtained from an independent nationally recognized third-party pricing service. The estimated fair values are derived primarily from cash flow models, which include assumptions for interest rates, credit losses, and prepayment speeds. Broker/dealer quotes are utilized as well, when such quotes are available and deemed representative of the market. The significant inputs utilized in the cash flow models are based on market data obtained from sources independent of the Company (Observable Inputs), and are therefore classified as Level 2 within the fair value hierarchy. There were no transfers of securities between Level 1 and Level 2 during the three months ended March 31, 2025 or March 31, 2024.
Trading Securities: Fair values are derived from quoted market prices in active markets. The assets consist of publicly traded mutual funds.

Equity Securities: Fair values of equity securities consisting of publicly traded mutual funds are derived from quoted market prices in active markets.

Loans Individually Evaluated for Impairment: At March 31, 2025, and December 31, 2024, the Company had loans individually evaluated for impairment (excluding PCD loans) with outstanding principal balances of $7.1 million and $7.2 million, respectively, which were recorded at their estimated fair value of $4.6 million and $4.1 million, respectively. The Company recorded a net decrease in the specific reserve for impaired loans of $645,000 and $900 for the three months ended March 31, 2025, and March 31, 2024, respectively. Net charge-offs of $2.8 million and $911,000 were recorded for the three months ended March 31, 2025, and March 31, 2024, respectively, utilizing Level 3 inputs. For purposes of estimating the fair value of impaired loans, management utilizes independent appraisals, if the loan is collateral-dependent, adjusted downward by management, as necessary, for changes in relevant valuation factors subsequent to the appraisal date, or the present value of expected future cash flows for non-collateral dependent loans and TDRs.

Other Real Estate Owned: At March 31, 2025, and December 31, 2024, the Company had no assets acquired through foreclosure.

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

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)
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

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)
(j)    Advance Payments by Borrowers for Taxes and Insurance
Advance payments by borrowers for taxes and insurance have no stated maturity; the fair value is equal to the amount currently payable.

(k)    Derivatives
The fair value of the Company's derivatives is determined using discounted cash flow analysis using observable market-based inputs, which are considered Level 2 inputs.

The estimated fair values of the Company’s significant financial instruments at March 31, 2025, and December 31, 2024, are presented in the following tables (in thousands):

	March 31, 2025
		Estimated Fair Value
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$101,662	$101,662	$—	$—	$101,662
Trading securities	13,003	13,003	—	—	13,003
Debt securities available-for-sale	1,246,473	—	1,246,473	—	1,246,473
Debt securities held-to-maturity	8,883	—	8,497	—	8,497
Equity securities (1)	855	855	—	—	855
FHLBNY stock, at cost	38,350	N/A	N/A	N/A	N/A
Loans held-for-sale	4,897	—	—	4,897	4,897
Net loans held-for-investment	3,956,608	—	—	3,770,963	3,770,963
Derivative assets	4,690	—	4,690	—	4,690
Financial liabilities:
Deposits	$4,131,956	$—	$4,132,992	$—	$4,132,992
FHLB advances and other borrowings (including securities sold under agreements to repurchase)	709,159	—	638,483	—	638,483
Subordinated debentures, net of issuance costs	61,498	—	46,016	—	46,016
Advance payments by borrowers for taxes and insurance	29,270	—	29,270	—	29,270
Derivative liabilities	4,695	—	4,695	—	4,695

(1) Excludes investment measured at net asset value of $10.0 million at March 31, 2025, which has not been classified in the fair value hierarchy.

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

The following is a summary of the Company’s earnings per share calculations and reconciliation of basic to diluted earnings per share for the periods indicated (in thousands, except per share data):

	Three Months Ended March 31,
	2025	2024
Net income available to common stockholders	$7,876	$6,214

Weighted average shares outstanding-basic	40,864,529	42,367,243
Effect of non-vested restricted stock and stock, performance-based restricted stock units and options outstanding	58,300	41,710
Weighted average shares outstanding-diluted	40,922,829	42,408,953
Earnings per share-basic	$0.19	$0.15
Earnings per share-diluted	$0.19	$0.15
Anti-dilutive shares	1,087,489	1,860,882

Note 12 – Leases

The Company’s leases primarily relate to real estate property for branches and office space with terms extending from six months up to 30.3 years. At March 31, 2025, all of the Company’s leases are classified as operating leases, which are required to be recognized on the consolidated balance sheets as a right-of-use asset and a corresponding lease liability.

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

At March 31, 2025, the Company’s operating lease right-of-use assets and operating lease liabilities included on the consolidated balance sheet were $27.3 million and $31.6 million, respectively. At December 31, 2024, the Company’s operating lease right-of-use assets and operating lease liabilities included on the consolidated balance sheet were $27.8 million and $32.2 million, respectively. Operating lease expense is recognized on a straight-line basis over the lease term, while variable lease payments are recognized as incurred. Variable lease payments include common area maintenance charges, real estate taxes, repairs and maintenance costs and utilities. Operating and variable lease expenses are recorded in occupancy expense on the consolidated statements of comprehensive income.

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)
Supplemental lease information at or for the three months ended March 31, 2025, and March 31, 2024 is as follows (dollars in thousands):

	Three Months Ended March 31,
	2025	2024

Operating lease cost	$1,462	$1,487
Variable lease cost	1,200	1,092
Net lease cost	$2,662	$2,579
Cash paid for amounts included in measurement of operating lease liabilities	$1,614	$1,623
Right-of-use assets obtained in exchange for new operating lease liabilities	$753	$1,060
Weighted average remaining lease term	10.69 years	10.90 years
Weighted average discount rate	3.69%	3.63%
The following table summarizes lease payment obligations for each of the next five years and thereafter in addition to a reconcilement to the Company's current lease liability (in thousands):

Year	Amount
2025	$4,715
2026	5,599
2027	4,645
2028	4,387
2029	2,922
Thereafter	17,286
Total lease payments	39,554
Less: imputed interest	(7,924)
Present value of lease liabilities	$31,630
As of March 31, 2025, the Company had not entered into any leases that have not yet commenced.

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
At March 31, 2025, the Company had 13 interest rate swaps with a notional amount of $94.0 million. At December 31, 2024, the Company had 13 interest rate swaps with a notional amount of $95.7 million. The Company recorded no fee income related to these swaps for the three months ended March 31, 2025 and 2024, respectively.

The table below presents the fair value of the derivatives as well as their location on the consolidated balance sheets (in thousands):

	Fair Value
Balance Sheet Location	March 31, 2025	December 31, 2024
Other assets	$4,690	$5,149
Other liabilities	4,695	5,152

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)
(14) - Segment Information
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

	Banking Segment
	Three Months Ended March 31,
	2025	2024
	(in thousands)
Interest income	$60,092	$58,648
Reconciliation of revenue
Other revenues - non-interest income	3,022	3,381
Total consolidated revenues	63,114	62,029
Less:
Interest expense	28,301	30,764
Segment net interest income and non-interest income	34,813	31,265
Less:
Compensation and employee benefits	11,775	12,765
Provision for credit losses	2,582	415
Other segment items (1) (2) (3)	9,660	9,567
Income tax expense	2,920	2,304
Segment expenses	26,937	25,051
Segment net income	$7,876	$6,214
Segment assets	$5,710,000	$5,666,378
Total consolidated assets	$5,710,000	$5,666,378

(1) Other segment items include occupancy, furniture and equipment, data processing, professional fees, advertising, FDIC insurance and other miscellaneous expenses.
(2) Includes depreciation expense of $812,000 and $921,000 for the three months ended March 31, 2025, and March 31, 2024, respectively.
(3) Includes amortization expense of $2.5 million and $674,000 for the three months ended March 31, 2025, and March 31, 2024, respectively.

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
•statements regarding the quality of our loan and investment portfolios
•statements about our performance, financial condition and liquidity; and
•estimates of our risks and future costs and benefits.
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

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:
•general economic conditions, internationally, nationally, or in our market areas, including inflationary and/or recessionary pressures, employment prospects, fluctuations in real estate values, military conflict, geopolitical risks, the failure of the federal government to raise the federal debt ceiling and downgrades of the U.S. credit rating;
•competition among depository and other financial institutions, including with respect to fees and interest rates;
•changes in the interest rate environment that reduce our margins and yields, or reduce the market value of our assets including the fair value of financial instruments or our ability to originate loans;
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
•the effects of natural or man-made disasters, climate change, severe weather conditions, or other extraordinary events beyond our control, and our ability to effectively respond to and manage these disruptions;

•changes in our ability to continue to pay dividends, either at current rates or at all;
•operational or risk management failures by us or critical third parties;
•increased operational risks resulting from remote work;
•negative outcomes from claims or litigation;
•our ability to manage our reputation risks;
•our ability to timely and effectively implement our strategic initiatives;
•the disruption to local, regional, national and global economic activity caused by the spread of infectious disease, epidemics, pandemics, or other extraordinary events that are beyond our control and could impact our growth, operations, earnings and asset quality;
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

Critical Accounting Policies

Note 1 to the Company’s Audited Consolidated Financial Statements for the year ended December 31, 2024, included in the Company’s Annual Report on Form 10-K, as supplemented by this report, contains a summary of significant accounting policies. Various elements of these accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions, and other subjective assessments. Certain assets are carried on the consolidated balance sheets at estimated fair value or the lower of cost or estimated fair value. Policies with respect to the methodologies used to determine the allowance for credit losses on loans and judgments regarding the valuation allowance against deferred tax assets are the most critical accounting policies because they are important to the presentation of the Company’s financial condition and results of operations, involve a higher degree of complexity, and require management to make subjective judgments which often require assumptions or estimates about highly uncertain matters. The use of different judgments, assumptions, and estimates could result in material differences in the results of operations or financial condition. These critical accounting policies and their application are reviewed periodically and, at least annually, with the Audit Committee of the Board of Directors.
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

For a further discussion of the critical accounting policies of the Company, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

Overview
This overview highlights selected information and may not contain all the information that is important to you in understanding our performance during the periods presented. For a more complete understanding of trends, events, commitments, uncertainties, liquidity, capital resources, and critical accounting estimates, you should read this entire document carefully, as well as our Annual Report on Form 10-K for the year ended December 31, 2024.
Net income was $7.9 million for the three months ended March 31, 2025, as compared to $6.2 million for the three months ended March 31, 2024. The increase in net income for the three months ended March 31, 2025, as compared to the three months ended March 31, 2024, was primarily the result of an increase in net interest income, attributable to lower funding costs and higher yields on interest-earning assets, partially offset by an increase in the provision for credit losses on loans. Basic and diluted earnings per common share were $0.19 for the three months ended March 31, 2025, compared to basic and diluted earnings per common share of $0.15 for the three months ended March 31, 2024. For the three months ended March 31, 2025, our return on average assets was 0.56%, as compared to 0.43% for the three months ended March 31, 2024. For the three months ended March 31, 2025, our return on average stockholders’ equity was 4.52% as compared to 3.59% for the three months ended March 31, 2024.
Comparison of Financial Condition at March 31, 2025 and December 31, 2024
Total assets increased by $43.6 million, or 0.8%, to $5.71 billion at March 31, 2025, from $5.67 billion at December 31, 2024. The increase was primarily due to an increase in available-for-sale debt securities of $145.7 million, or 13.2%, partially offset by decreases in cash and cash equivalents of $66.1 million, or 39.4%, loans receivable of $30.7 million, or 0.8%, and other assets of $4.5 million, or 9.6%.

Cash and cash equivalents decreased by $66.1 million, or 39.4%, to $101.7 million at March 31, 2025, from $167.7 million at December 31, 2024, as excess liquidity was deployed into purchasing higher-yielding mortgage-backed securities. Balances fluctuate based on the timing of receipt of security and loan repayments and the redeployment of cash into higher-yielding assets such as loans and securities, or the funding of deposit outflows or borrowing maturities.

The Company’s available-for-sale debt securities portfolio increased by $145.7 million, or 13.2%, to $1.25 billion at March 31, 2025, from $1.10 billion at December 31, 2024. The increase was primarily attributable to purchases of securities, partially offset by paydowns and maturities. At March 31, 2025, $1.21 billion of the portfolio consisted of residential mortgage-backed securities issued or guaranteed by Fannie Mae, Freddie Mac, or Ginnie Mae. In addition, the Company held $33.4 million in corporate bonds, substantially all of which were investment grade, $683,000 in municipal bonds and $608,000 in U.S. Government agency securities at March 31, 2025. Unrealized losses, net of tax, on available-for-sale debt securities and held-to-maturity securities approximated $16.7 million and $307,000, respectively, at March 31, 2025, compared to $21.8 million and $400,000, respectively, at December 31, 2024. The effective duration of the securities portfolio at March 31, 2025 was 1.45 years.

Equity securities were $10.9 million at March 31, 2025 and $14.3 million at December 31, 2024. At March 31, 2025, equity securities are primarily comprised of an investment in a Small Business Administration Loan Fund. This investment is utilized by the Bank as part of its Community Reinvestment Act program. The decrease in equity securities was primarily due to a decrease in money market mutual funds.

Loans held-for-investment, net, decreased by $30.7 million, or 0.8%, to $3.99 billion at March 31, 2025 from $4.02 billion at December 31, 2024, primarily due to a decrease in multifamily real estate loans, partially offset by increases in home equity and lines of credit and construction and land loans. The decrease in loan balances reflects the Company's continued strategic focus on managing concentration risk within its commercial and multifamily real estate loan portfolios, while maintaining disciplined loan pricing. Multifamily loans decreased $29.6 million, or 1.1%, to $2.57 billion at March 31, 2025 from $2.60 billion at December 31, 2024, commercial real estate loans decreased $7.2 million, or 0.8%, to $882.6 million at March 31, 2025 from $889.8 million at December 31, 2024, one-to-four family residential loans decreased $3.4 million, or 2.3%, to $146.8 million at March 31, 2025 from $150.2 million at December 31, 2024, commercial and industrial loans decreased $1.3 million, or 0.8%, to $162.1 million at March 31, 2025 from $163.4 million at December 31, 2024, and other loans decreased $754,000, or 34.8%, to $1.4 million at March 31, 2025 from $2.2 million at December 31, 2024. Partially offsetting these decreases were increases in home equity and lines of credit of $7.3 million, or 4.2%, to $181.4 million at March 31, 2025 from $174.1 million at December 31, 2024, and construction and land loans of $4.4 million, or 12.2%, to $40.3 million at March 31, 2025 from $35.9 million at December 31, 2024.

The following table represents the Company's loan balances and associated percentage of each major category in the Company's loan portfolio as of March 31, 2025, and December 31, 2024:

	March 31, 2025		December 31, 2024
	Amount	% of Total	Amount	% of Total
Real estate loans:
Multifamily	$2,567,913	64.3%	$2,597,484	64.6%
Commercial mortgage	882,600	22.1	889,801	22.1
One-to-four family residential mortgage	146,791	3.7	150,217	3.7
Home equity and lines of credit	181,354	4.5	174,062	4.3
Construction and land	40,284	1.0	35,897	0.9
Total real estate loans	3,818,942	95.6	3,847,461	95.6
Commercial and industrial loans	162,133	4.1	163,425	4.1
Other loans	1,411	—	2,165	0.1
Total commercial and industrial and other loans	163,544	4.1	165,590	4.2
Loans held-for-investment, net (excluding purchased credit-deteriorated (“PCD”) loans	3,982,486	99.8	4,013,051	99.8
PCD loans	9,043	0.2	9,173	0.2
Total loans held-for-investment, net	$3,991,529	100.0%	$4,022,224	100.0%

The following table summarizes commercial mortgage real estate loans by property type and owner-occupied and non-owner occupied status as a percentage of the total commercial mortgage real estate portfolio as of March 31, 2025:

	March 31, 2025
	Concentration by Property Type		Percentage of Total
	Amount	% of Total	Owner-Occupied	Non-Owner Occupied
Office buildings	$182,339	20.7%	8.0%	12.7%
Mixed use (majority of space is non-residential)	159,497	18.1	2.6	15.5
Retail	140,581	15.9	2.4	13.5
Warehousing	114,131	13.0	11.5	1.5
Manufacturing	66,234	7.5	5.2	2.3
Healthcare facilities	60,335	6.8	5.4	1.4
Accommodations (hotel/motel)	43,264	4.9	—	4.9
Services	36,986	4.2	2.7	1.5
Schools/daycare	12,563	1.4	1.1	0.3
Recreational	12,514	1.4	1.3	0.1
Restaurants	8,256	0.9	0.3	0.6
Other	45,900	5.2	2.4	2.8
Total commercial real estate loans	$882,600	100.0%	42.9%	57.1%

The Company obtains an appraisal of the real estate collateral securing a commercial real estate loan prior to originating the loan. The appraised value is used to calculate the ratio of the outstanding loan balance to the value of the real estate collateral, or loan-to-value ratio ("LTV"). The original appraisal is used to monitor the LTVs within the commercial real estate portfolio unless an updated appraisal is received, which may happen for a variety of reasons, including but not limited to payment delinquency, additional loan requests using the same collateral, and loan modifications. The following table presents the ranges in the LTVs of our commercial mortgage loans at March 31, 2025:

LTV Range %	Number of Loans	Amount
		(Dollars in thousands)
0 - 25	191	$68,152
>25 - 50	246	308,620
>50 - 60	111	219,914
>60 - 70	87	244,190
>70 - 80	21	39,453
>80 - 90	2	2,089
>90	2	182
Total commercial real estate loans	660	$882,600
The following table summarizes the commercial real estate portfolio by geographic region in which the loans were originated as a percentage of total commercial real estate loans as of March 31, 2025:

Geographic Region	Amount	Percent
	(Dollars in thousands)
New York	$475,816	54%
New Jersey	385,957	44%
Pennsylvania and Other	20,827	2%
Total commercial real estate loans	$882,600	100%
As of March 31, 2025, non-owner occupied commercial real estate loans (as defined by regulatory guidance) to total risk-based capital was estimated at approximately 424%. Management believes that the Bank has implemented appropriate risk management practices including risk assessments, board-approved underwriting policies and related procedures, which include monitoring Bank portfolio performance, performing market analysis (economic and real estate), and stressing of the Bank’s commercial real estate portfolio under severe, adverse economic conditions. Although management believes the Bank has implemented appropriate policies and procedures to manage its commercial real estate concentration risk, the Bank’s regulators could require it to implement additional policies and procedures or could require it to maintain higher levels of regulatory capital, which might adversely affect its loan originations, the Company's ability to pay dividends, and overall profitability.

Our real estate portfolio includes credit risk exposure to loans collateralized by office buildings and multifamily properties in New York State subject to some form of rent regulation limiting rent increases for rent stabilized multifamily properties. At March 31, 2025, office-related loans represented $182.4 million, or 4.6% of our total loan portfolio, and 20.7% of the commercial real estate portfolio, with an average balance of $1.7 million (although we have originated these type of loans in amounts substantially greater than this average) and a weighted average loan-to-value ratio of 59%. Approximately 39% were owner-occupied. The geographic locations of the properties collateralizing our office-related loans are: 50.0% in New York, 48.5% in New Jersey, and 1.5% in Pennsylvania. At March 31, 2025, our largest office-related loan had a principal balance of $90.0 million (with a net active principal balance for the Bank of $29.5 million as we have a 33.3% participation interest), was secured by an office facility located in Staten Island, New York, and was performing in accordance with its original contractual terms. At March 31, 2025, multifamily loans that have some form of rent stabilization or rent control totaled approximately $435.8 million, or approximately 10.9% of our total loan portfolio, and 17.0% of our multifamily portfolio, with an average balance of $1.7 million (although we have originated these type of loans in amounts substantially greater than this average) and a weighted average loan-to-value ratio of 51%. At March 31, 2025, our largest rent-regulated loan had a principal balance of $16.7 million, was secured by an apartment building located in Staten Island, New York, and was performing in accordance with its original contractual terms. Management continues to closely monitor its office and rent-regulated portfolios. For further details on our rent-regulated multifamily portfolio see “Asset Quality”.
Purchased credit-deteriorated (“PCD”) loans totaled $9.0 million and $9.2 million at March 31, 2025, and December 31, 2024, respectively. The majority of the remaining PCD loan balance consists of loans acquired as part of a Federal Deposit Insurance Corporation-assisted transaction. The Company accreted interest income of $223,000 attributable to PCD loans for the three months ended March 31, 2025, as compared to $426,000 for the three months ended March 31, 2024, respectively. PCD loans had an allowance for credit losses of approximately $2.7 million at March 31, 2025.
Other assets decreased by $4.5 million, or 9.6%, to $42.4 million at March 31, 2025, from $46.9 million at December 31, 2024. The decrease was primarily attributable to a decrease in deferred tax assets primarily due to a decrease in unrealized losses on the securities available-for-sale portfolio.

Total liabilities increased $37.2 million, or 0.7%, to $5.00 billion at March 31, 2025, from $4.96 billion at December 31, 2024. The increase was primarily attributable to an increase in borrowings of $42.8 million, partially offset by a decrease in total deposits of $6.5 million. Brokered deposits decreased by $140.1 million, or 53.2%, as the Company placed less reliance on brokered deposits, which were used as a lower-cost alternative to borrowings in the prior quarter. The Company routinely utilizes brokered deposits and borrowed funds to manage interest rate risk, the cost of interest-bearing liabilities, and funding needs related to loan originations and deposit activity.
Deposits, excluding brokered deposits, increased $133.6 million, or 3.4%. The increase in deposits, excluding brokered deposits, was primarily attributable to increases of $97.1 million in transaction accounts and $41.6 million in time deposits, partially offset by decreases of $4.5 million in savings accounts, and $579,000 in money market accounts. Growth in transaction accounts and time deposits was primarily due to new municipal relationships and new commercial customer relationships. Estimated gross uninsured deposits at March 31, 2025 were $1.95 billion. This total includes fully collateralized uninsured governmental deposits and intercompany deposits of $1.01 billion, leaving estimated uninsured deposits of approximately $934.7 million, or 22.6%, of total deposits. At December 31, 2024, estimated uninsured deposits totaled $896.5 million, or 21.7% of total deposits.
Borrowed funds increased to $770.7 million at March 31, 2025, from $727.8 million at December 31, 2024. The increase in borrowings for the period was primarily due to a $67.0 million increase in borrowings under an overnight line of credit, partially offset by a decrease of $24.2 million in other borrowings due to maturities. Management utilizes borrowings to mitigate interest rate risk, for short-term liquidity, and to a lesser extent from time to time, as part of leverage strategies.
The following table sets forth term borrowing maturities (excluding overnight borrowings, floating rate advances, and subordinated debt) and the weighted average rate by year at March 31, 2025 (dollars in thousands):

Year	Amount	Weighted Average Rate
2025	$160,684	3.89%
2026	148,000	4.36%
2027	173,000	3.19%
2028	154,288	3.96%
	$635,972	3.83%
Total stockholders’ equity increased by $6.5 million to $711.1 million at March 31, 2025, from $704.7 million at December 31, 2024. The increase was attributable to net income of $7.9 million for the three months ended March 31, 2025, an $8.1 million increase in accumulated other comprehensive income, associated with an increase in the estimated fair value of our debt securities available-for-sale portfolio, and a $900,000 increase in equity award activity, partially offset by $5.0 million in stock repurchases and $5.4 million in dividend payments. On February 26, 2025, the Board of Directors of the Company approved a $5.0 million stock repurchase program. During the three months ended March 31, 2025, the Company repurchased 440,150 of its common stock outstanding at an average price of $11.36 for a total of $5.0 million pursuant to approved stock repurchase plan. As of March 31, 2025, the Company had no outstanding repurchase program. On April 24, 2025, the Board of Directors of the Company approved a new $10.0 million stock repurchase program. The repurchase program has no expiration date.
Comparison of Operating Results for the Three Months Ended March 31, 2025 and 2024
Net Income. Net income was $7.9 million and $6.2 million for the three months ended March 31, 2025 and March 31, 2024, respectively. Significant variances from the comparable prior year period are as follows: a $3.9 million increase in net interest income, a $2.2 million increase in the provision for credit losses on loans, a $359,000 decrease in non-interest income, an $897,000 decrease in non-interest expense, and a $616,000 increase in income tax expense.

Interest Income. Interest income increased $1.4 million, or 2.5%, to $60.1 million for the three months ended March 31, 2025, from $58.6 million for the three months ended March 31, 2024, primarily due to a 23 basis point increase in the yield on interest-earning assets, attributable to higher yields on mortgage-backed securities and loans, partially offset by a $104.0 million, or 1.9%, decrease in the average balance of interest-earning assets. The decrease in the average balance of interest-earning assets was primarily due to decreases in the average balance of other securities of $273.9 million, the average balance of loans of $167.4 million and the average balance of interest-earning deposits in financial institutions of $143.9 million, partially offset by an increase in the average balance of mortgage-backed securities of $483.9 million. The Company accreted interest income related to PCD loans of $223,000 for the three months ended March 31, 2025, as compared to $426,000 for the three months ended March 31, 2024. Interest income for the three months ended March 31, 2025, included loan prepayment income of $245,000 as compared to $351,000 for the three months ended March 31, 2024.

Interest Expense. Interest expense decreased $2.5 million, or 8.0%, to $28.3 million for the three months ended March 31, 2025, as compared to $30.8 million for the three months ended March 31, 2024. The decrease was primarily due to a decrease in interest expense on borrowings of $4.4 million, or 41.0%, partially offset by an increase in interest expense on deposits of $1.9 million, or 10.0%. The decrease in interest expense on borrowings was attributable to a 20 basis point decrease in the average cost of borrowings from 3.87% to 3.67%, and a $413.6 million, or 37.3%, decrease in the average balance of borrowings which was primarily due to the repayment of borrowings from the Federal Reserve Bank in the fourth quarter of 2024. In January 2024, the Company borrowed $300.0 million from the Federal Reserve Bank through the Bank Term Funding Program (“BTFP”) at favorable terms and conditions and invested the proceeds in higher-yielding interest-bearing deposits in other financial institutions and investment securities. The BTFP borrowings were paid off in full by December 31, 2024. The increase in interest expense on deposits was attributable to a $307.8 million, or 9.9%, increase in the average balance of interest-bearing deposits and a two basis point increase in the cost of interest-bearing deposits from 2.49% to 2.51% for the three months ended March 31, 2025.
Net Interest Income. Net interest income for the three months ended March 31, 2025, increased $3.9 million, or 14.0%, to $31.8 million, from $27.9 million for the three months ended March 31, 2024, primarily due to a 35 basis point increase in net interest margin to 2.38% from 2.03% for the three months ended March 31, 2024. The increase in net interest margin was primarily due to higher yields on mortgage-backed securities and loans, coupled with a decrease in the cost of interest-bearing liabilities. Net interest margin for the three months ended March 31, 2024, was negatively affected by approximately 12 basis points due to a low-risk leverage strategy, where the Company borrowed $300.0 million from the Federal Reserve Bank through the BTFP at favorable terms and conditions and invested the proceeds in higher-yielding interest-bearing deposits in other financial institutions and investment securities.

Provision for Credit Losses. The provision for credit losses on loans increased by $2.2 million to $2.6 million for the three months ended March 31, 2025, compared to $415,000 for the three months ended March 31, 2024, primarily due to higher net charge-offs, changes in model assumptions, including a reduction in the estimated rate of prepayment speeds and an increase in loss given defaults in the multifamily loans related to risk rating downgrades of certain loans in the portfolio, and an increase in non-performing loans in the commercial and industrial portfolio. Net charge-offs were $2.8 million for the three months ended March 31, 2025, primarily due to $2.4 million in net charge-offs on small business unsecured commercial and industrial loans, as compared to net charge-offs of $911,000 for the three months ended March 31, 2024. Management continues to closely monitor the small business unsecured commercial and industrial loan portfolio, which totaled $25.5 million at March 31, 2025.

Non-interest Income. Non-interest income decreased by $359,000, or 10.6%, to $3.0 million for the three months ended March 31, 2025, compared to $3.4 million for the three months ended March 31, 2024. The decrease was primarily due to a decrease of $998,000 in gains on sales of trading securities, partially offset by an increase in income on bank-owned life insurance of $675,000, primarily related to the exchange of certain policies late in the fourth quarter of 2024 which have higher yields. Losses on trading securities in the three months ended March 31, 2025, were $299,000, as compared to gains of $699,000 in the three months ended March 31, 2024. The trading portfolio is utilized to fund the Company’s deferred compensation obligation to certain employees and directors of the plan. The participants of this plan, at their election, defer a portion of their compensation. Gains and losses on trading securities have no effect on net income since participants benefit from, and bear the full risk of, changes in the trading securities market values. Therefore, the Company records an equal and offsetting amount in compensation expense, reflecting the change in the Company’s obligations under the plan.

Non-interest Expense. Non-interest expense decreased $897,000, or 4.0%, to $21.4 million for the three months ended March 31, 2025, compared to $22.3 million for the three months ended March 31, 2024. The decrease was primarily due to a $990,000 decrease in employee compensation and benefits, primarily attributable to a decrease in deferred compensation expense, which is described above, and had no effect on net income. Additionally, there was a $268,000 decrease in advertising expense. Partially offsetting the decreases were increases of $263,000 in professional fees related to outsourced audit services and recruitment fees and $164,000 in other expense.

Income Tax Expense. The Company recorded income tax expense of $2.9 million for the three months ended March 31, 2025, compared to $2.3 million for the three months ended March 31, 2024. The effective tax rate for both the three months ended March 31, 2025, and March 31, 2024, was 27.0%. The effective tax rate for three months ended March 31, 2025, and March 31, 2024, were negatively impacted by increased tax expense of $79,000 and $18,000, respectively, as a result of vesting of stock awards.

The following table sets forth average balances, average yields and costs, and certain other information for the periods indicated.

	For the Three Months Ended
	March 31, 2025			March 31, 2024
	Average Outstanding Balance	Interest	Average Yield/ Rate (1)	Average Outstanding Balance	Interest	Average Yield/ Rate (1)
Interest-earning assets:
Loans (2)	$4,007,266	$45,283	4.58%	$4,174,668	$46,047	4.44%
Mortgage-backed securities (3)	1,132,715	12,009	4.30	648,811	4,398	2.73
Other securities (3)	118,082	797	2.74	391,980	3,841	3.94
Federal Home Loan Bank of New York stock	36,929	862	9.47	39,599	970	9.85
Interest-earning deposits in financial institutions	118,983	1,141	3.89	262,884	3,392	5.19
Total interest-earning assets	5,413,975	60,092	4.50	5,517,942	58,648	4.27
Non-interest-earning assets	277,586			266,428
Total assets	$5,691,561			$5,784,370

Interest-bearing liabilities:
Savings, NOW, and money market accounts	$2,502,664	$12,148	1.97%	$2,464,297	$12,331	2.01%
Certificates of deposit	923,713	9,043	3.97	654,328	6,942	4.27
Total interest-bearing deposits	3,426,377	21,191	2.51	3,118,625	19,273	2.49
Borrowed funds	695,281	6,291	3.67	1,108,880	10,663	3.87
Subordinated debt	61,461	819	5.40	61,239	828	5.44
Total interest-bearing liabilities	4,183,119	28,301	2.74	4,288,744	30,764	2.89
Non-interest-bearing deposits	706,217			699,641
Accrued expenses and other liabilities	94,819			99,594
Total liabilities	4,984,155			5,087,979
Stockholders' equity	707,406			696,392
Total liabilities and stockholders' equity	$5,691,561			$5,784,371

Net interest income		$31,791			$27,884
Net interest rate spread (4)			1.76%			1.38%
Net interest-earning assets (5)	$1,230,856			$1,229,198
Net interest margin (6)			2.38%			2.03%
Average interest-earning assets to interest-bearing liabilities			129.42%			128.66%

(1) Average yields and rates are annualized.
(2) Includes non-accruing loans. Interest income on loans includes amortization of deferred loan fees, net of deferred loan costs, which was not material.
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

Asset Quality

PCD Loans (Held-for-Investment)

The Company accounts for PCD loans at estimated fair value using discounted expected future cash flows deemed to be collectible on the date acquired. Based on its detailed review of PCD loans and experience in loan workouts, management has a reasonable expectation about the amount and timing of future cash flows and accordingly has classified PCD loans ($9.0 million at March 31, 2025 and $9.2 million at December 31, 2024, respectively) as accruing, even though they may be contractually past due. At March 31, 2025, 2.1% of PCD loans were past due 30 to 89 days, and 25.2% were past due 90 days or more, as compared to 2.9% and 27.1%, respectively, at December 31, 2024.

Loans

The following table details total non-accrual loans (excluding PCD), non-performing assets, loans over 90 days delinquent on which interest is accruing, and accruing loans 30 to 89 days delinquent at March 31, 2025, and December 31, 2024 (dollars in thousands):

	March 31, 2025	December 31, 2024
Non-accrual loans:
Held-for-investment
Real estate loans:
Multifamily	$2,565	$2,609
Commercial mortgage	4,565	4,578
Home equity and lines of credit	1,267	1,270
Commercial and industrial	4,972	5,807
Total non-accrual loans held-for-investment	13,369	14,264
Loans delinquent 90 days or more and still accruing:
Held-for-investment
Real estate loans:
Multifamily	—	164
One-to-four family residential	878	882
Home equity and lines of credit	140	140
Total loans delinquent 90 days or more and still accruing held-for-investment	1,018	1,186
Non-performing loans held-for-sale
Commercial mortgage	4,397	4,397
Commercial and industrial	500	500
Total non-performing loans held-for-sale	4,897	4,897
Total non-performing loans	19,284	20,347
Total non-performing assets	$19,284	$20,347
Non-performing loans to total loans	0.48%	0.51%
Non-performing assets to total assets	0.34%	0.36%
Accruing loans 30 to 89 days delinquent	$6,845	$9,336

Other Real Estate Owned

At March 31, 2025, and December 31, 2024, the Company had no assets acquired through foreclosure.

Accruing Loans 30 to 89 Days Delinquent

Loans 30 to 89 days delinquent and on accrual status totaled $6.8 million and $9.3 million at March 31, 2025, and December 31, 2024, respectively.

The following table sets forth delinquencies for accruing loans by type and by amount at March 31, 2025, and December 31, 2024 (dollars in thousands):

	March 31, 2025	December 31, 2024
Held-for-investment
Real estate loans:
Multifamily	$1,296	$2,831
Commercial mortgage	147	78
One-to-four family residential	2,584	2,407
Home equity and lines of credit	1,141	1,472
Commercial and industrial loans	1,674	2,545
Other loans	3	3
Total delinquent accruing loans held-for-investment	$6,845	$9,336
The decrease in delinquent multifamily loans was primarily due to one relationship totaling $2.1 million that became current during the quarter ended March 31, 2025. The decrease in delinquent commercial and industrial loans was primarily due to five unsecured small business loans that were charged off totaling $797,000. Management continues to monitor the unsecured small business commercial and industrial loan portfolio which represents the majority of the commercial and industrial delinquencies in the table above.

Rent-Regulated Multifamily Loans

Our multifamily loan portfolio at March 31, 2025 totaled $2.57 billion, or 64% of our total loan portfolio, of which $435.8 million, or 11%, included loans collateralized by properties in New York with units subject to some percentage of rent regulation. The table below sets forth details about our multifamily loan portfolio in New York (dollars in thousands).

% Rent Regulated	Balance	% Portfolio Total NY Multifamily Portfolio	Average Balance	Largest Loan	LTV*	Debt Service Coverage Ratio (DSCR)*	30-89 Days Delinquent	Non-Accrual	Special Mention	Substandard
0	$279,630	39.1%	$1,175	$16,441	50.6%	1.48x	$580	$499	$—	$1,800
>0-10	4,696	0.6	1,565	2,107	50.9	1.33	—	—	—	—
>10-20	18,397	2.6	1,415	2,834	48.7	1.40	—	—	—	—
>20-30	19,268	2.7	2,141	5,449	53.2	1.65	—	—	—	—
>30-40	14,958	2.1	1,247	3,037	47.8	1.59	—	—	—	—
>40-50	21,558	3.0	1,268	2,710	46.9	1.77	—	—	—	—
>50-60	9,298	1.3	1,550	2,313	39.4	1.80	—	—	—	—
>60-70	20,765	2.9	2,966	11,181	53.4	1.51	—	—	—	—
>70-80	22,158	3.1	2,462	4,874	47.5	1.43	—	—	—	—
>80-90	20,516	2.9	1,140	3,124	46.1	1.64	—	—	1,124	—
>90-100	284,164	39.7	1,733	16,698	51.6	1.60	665	2,067	3,630	4,389
Total	$715,408	100.0%	$1,442	$16,698	50.6%	1.55x	$1,245	$2,566	$4,754	$6,189
The table below sets forth our New York rent-regulated loans by county (dollars in thousands):

County	Balance	LTV*	DSCR*
Bronx	$116,944	51.2%	1.60x
Kings	184,545	50.5%	1.57
Nassau	2,155	35.8%	1.88
New York	48,838	46.3%	1.61
Queens	37,633	44.3%	1.69
Richmond	32,258	60.1%	1.41
Westchester	13,405	58.7%	1.78
Total	$435,778	50.6%	1.59x

* Weighted Average
None of the loans that are rent-regulated in New York are interest-only. During the remainder of 2025, 27 loans with an aggregate principal balance of $46.0 million are scheduled to re-price.

Liquidity and Capital Resources
Liquidity. The objective of our liquidity management is to ensure the availability of sufficient funds to meet financial commitments and deposit withdrawals, to repay borrowings as they mature, and to fund new loans and investments as opportunities arise.
The Bank's primary sources of funds are deposits, principal and interest payments on loans and securities, borrowed funds, the proceeds from maturing securities and short-term investments, and to a lesser extent, proceeds from the sales of loans and securities, and wholesale borrowings. The scheduled amortization of loans and securities, as well as proceeds from borrowed funds, are predictable sources of funds. Other funding sources, however, such as deposit inflows and loan prepayments are greatly influenced by market interest rates, economic conditions, and competition. The Bank is a member of the Federal Home Loan Bank of New York (“FHLBNY”), which provides an additional source of short-term and long-term funding. The Bank also has short-term borrowing capabilities with the FRB. The Bank’s total short-term borrowed funds, excluding lease obligations, floating rate advances and an overnight line of credit, were $636.0 million at March 31, 2025, and had a weighted average interest rate of 3.83%. A total of $213.7 million of these borrowings will mature in less than one year. Short-term borrowed funds, excluding floating rate advances, were $658.5 million at December 31, 2024.

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

The Bank has the ability to obtain additional funding from the FHLBNY of approximately $1.67 billion utilizing unencumbered securities of $1.10 billion, loans of $547.0 million, and encumbered securities of $17.6 million at March 31, 2025. Additionally, the Bank has remaining borrowing capacity utilizing encumbered securities through the FRB Discount Window of $281,000. The Bank expects to have sufficient funds available to meet current commitments in the normal course of business.

The Company has a diversified deposit base, and government deposits are collateralized by assets or letters of credit issued by the FHLBNY. Estimated gross uninsured deposits at March 31, 2025 were $1.95 billion. This total includes fully collateralized uninsured governmental deposits and intercompany deposits of $1.01 billion, leaving estimated net uninsured deposits of approximately $934.7 million, or 22.6% of total deposits. At December 31, 2024, estimated net uninsured deposits totaled $896.5 million, or 21.7% of total deposits.

Northfield Bancorp, Inc. (standalone) is a separate legal entity from the Bank and must provide for its own liquidity to pay dividends, repurchase its stock, and for other corporate purposes. Northfield Bancorp, Inc.'s primary source of liquidity is dividend payments from the Bank. At March 31, 2025, Northfield Bancorp, Inc. (standalone) had liquid assets of $16.0 million.

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

At March 31, 2025, and December 31, 2024, as set forth in the following table, both Northfield Bank and Northfield Bancorp, Inc. exceeded all of the regulatory capital requirements to which they were subject at such dates.

	Northfield Bank	Northfield Bancorp, Inc.	For Capital Adequacy Purposes	For Well Capitalized Under Prompt Corrective Action Provisions
As of March 31, 2025:
CBLR	12.62%	12.08%	9.00%	9.00%
As of December 31, 2024:
CBLR	12.46%	12.11%	9.00%	9.00%
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
Commitments to fund unused lines of credit are agreements to lend additional funds to customers as long as there have been no violations of any of the conditions established in the agreements (original or restructured). Commitments to originate loans generally have a fixed expiration or other termination clauses, which may require payment of a fee. Since some of these loan commitments are expected to expire without being drawn upon, total commitments do not necessarily represent future cash requirements. At March 31, 2025, the reserve for commitments to fund unused lines of credit recorded in accrued expenses and other liabilities was $621,000.

For further information regarding our off-balance sheet arrangements and contractual obligations, see "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

Accounting Pronouncements Not Yet Adopted

ASU No. 2023-09. In December 2023, the FASB issued ASU No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures”. The amendments in this ASU require improved annual income tax disclosures surrounding rate reconciliation, income taxes paid, and other disclosures. This update will be effective for financial statements issued for fiscal years beginning after December 15, 2024, and interim periods within fiscal years beginning after December 15, 2025. Early adoption is permitted. The adoption of this guidance will not have a material impact on the Company’s consolidated financial statements.

ASU No. 2024-03. In November 2024, the FASB issued ASU No. 2024-03, “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40)”, which improves financial reporting by requiring public entities to provide disaggregated disclosures, in the notes to the financial statements, of certain categories of expenses that are included in expense line items on the face of the income statement. ASU 2024-03 is effective for the Company for fiscal years beginning after December 15, 2026 and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The adoption of this guidance will not have a material impact on the Company’s consolidated financial statements.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Management of Market Risk
General. A majority of our assets and liabilities are monetary in nature. Consequently, our most significant form of market risk is interest rate risk. Our assets, consisting primarily of mortgage-related securities and loans, generally have longer maturities than our liabilities, which consist primarily of deposits and wholesale borrowings. As a result, a principal part of our business strategy involves managing interest rate risk and limiting the exposure of our net interest income to changes in market interest rates. Accordingly, our Board of Directors has established a Management Asset-Liability Committee, comprised of our Senior Vice President (“SVP”) & Chief Investment Officer and Treasurer, who chairs this Committee, our President & Chief Executive Officer, our Executive Vice President (“EVP”) & Chief Risk Officer, our EVP & Chief Financial Officer, our EVP & Chief Lending Officer, our EVP & Chief Branch Administration, Deposit Operations & Business Development Officer, and other officers and staff as necessary or appropriate. This committee is responsible for, among other things, evaluating the interest rate risk inherent in our assets and liabilities, for recommending to the Risk Committee of our Board of Directors the level of risk that is appropriate given our business strategy, operating environment, capital, liquidity and performance objectives, and for managing this risk consistent with the guidelines approved by the Board of Directors.

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

Net Interest Income Analysis. In addition to NPV calculations, we analyze our sensitivity to changes in interest rates through our net interest income model. Net interest income is the difference between the interest income we earn on our interest-earning assets, such as loans and securities, and the interest we pay on our interest-bearing liabilities, such as deposits and borrowings. In our model, we estimate what our net interest income would be for a twelve-month period. Depending on current market interest rates we then calculate what the net interest income would be for the same period under the assumption that interest rates experience an instantaneous and sustained increase of 100, 200, 300, or 400 basis points, or decrease of 100, 200, 300, or 400 basis points, which is based on the current interest rate environment.

The following tables set forth, as of March 31, 2025, and December 31, 2024, our calculation of the estimated changes in our NPV, NPV ratio, and percent change in net interest income that would result from the designated instantaneous and sustained changes in interest rates (dollars in thousands). Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments and deposit repricing characteristics, including decay rates, and correlations to movements in interest rates, and should not be relied on as indicative of actual results.

	At March 31, 2025
Change in Interest Rates (basis points)	Estimated Present Value of Assets	Estimated Present Value of Liabilities	Estimated NPV	Estimated Change In NPV	Estimated Change in NPV %	Estimated NPV/Present Value of Assets Ratio	Next 12 Months Net Interest Income Percent Change	Months 13-24 Net Interest Income Percent Change
+400	$5,015,374	$4,351,446	$663,928	$(165,479)	(19.95)%	13.24%	(15.30)%	1.12%
+300	5,134,398	4,425,388	709,010	(120,397)	(14.52)	13.81	(10.28)	1.85
+200	5,269,367	4,502,827	766,540	(62,867)	(7.58)	14.55	(4.97)	3.25
+100	5,390,662	4,584,141	806,521	(22,886)	(2.76)	14.96	(1.66)	2.58
—	5,499,187	4,669,780	829,407	—	—	15.08	—	—
(100)	5,599,053	4,749,661	849,392	19,985	2.41	15.17	2.52	(1.86)
(200)	5,692,390	4,834,267	858,123	28,716	3.46	15.07	4.08	(5.23)
(300)	5,790,313	4,932,479	857,834	28,427	3.43	14.81	3.88	(9.54)
(400)	5,944,298	5,045,796	898,502	69,095	8.33	15.12	2.77	(13.56)

	At December 31, 2024
Change in Interest Rates (basis points)	Estimated Present Value of Assets	Estimated Present Value of Liabilities	Estimated NPV	Estimated Change In NPV	Estimated Change in NPV %	Estimated NPV/Present Value of Assets Ratio	Next 12 Months Net Interest Income Percent Change	Months 13-24 Net Interest Income Percent Change
+400	$5,039,741	$4,296,533	$743,208	$(93,542)	(11.18)%	14.75%	(15.51)%	1.73%
+300	5,132,034	4,368,409	763,625	(73,125)	(8.74)	14.88	(10.48)	2.16
+200	5,235,010	4,443,676	791,334	(45,416)	(5.43)	15.12	(5.12)	3.32
+100	5,338,932	4,522,702	816,230	(20,520)	(2.45)	15.29	(1.68)	2.51
—	5,442,680	4,605,930	836,750	—	—	15.37	—	—
(100)	5,556,611	4,683,811	872,800	36,050	4.31	15.71	2.78	(1.12)
(200)	5,660,193	4,765,981	894,212	57,462	6.87	15.80	4.94	(3.34)
(300)	5,762,691	4,859,674	903,017	66,267	7.92	15.67	5.45	(6.84)
(400)	5,901,487	4,969,923	931,564	94,814	11.33	15.79	4.82	(10.25)
At March 31, 2025, in the event of a 400 basis point decrease in interest rates, we would experience an 8.33% increase in estimated net portfolio value, a 2.77% increase in net interest income in year one, and a 13.56% decrease in net interest income in year two. In the event of a 400 basis point increase in interest rates, we would experience a 19.95% decrease in estimated net portfolio value, a 15.30% decrease in net interest income in year one and a 1.12% increase in net interest income in year two. Our policies provide that, in the event of a 200 basis point decrease or less in interest rates, our net present value ratio should decrease by no more than 300 basis points and 10%, and in the event of a 400 basis point increase or less, our net present value should decrease by no more than 475 basis points and 35%. In the event of a 200 basis point decrease or less, our projected net interest income should decrease by no more than 10% in year one and 20% in year two, and in the event of a 400 basis point increase or less, our projected net interest income should decrease by no more than 39% in year one and 26% in year two. At March 31, 2025, and December 31, 2024, we were in compliance with all Board-approved policies with respect to interest rate risk management.
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

ITEM 4.    CONTROLS AND PROCEDURES
An evaluation was performed under the supervision and with the participation of the Company’s management, including the President and Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of March 31, 2025. Based on that evaluation, the Company’s management, including the President and Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

During the three months ended March 31, 2025, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

ITEM 1.     LEGAL PROCEEDINGS
The Company and subsidiaries are subject to various legal actions arising in the normal course of business. In the opinion of management, the resolution of these legal actions is not expected to have a material adverse effect on the Company’s consolidated financial condition or results of operations.

ITEM 1A.  RISK FACTORS

During the quarter ended March 31, 2025, there have been no material changes to the risk factors as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, as filed with the Securities and Exchange Commission, except as previously disclosed in our other filings with the Securities and Exchange Commission.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES
(a)Unregistered Sale of Equity Securities. There were no sales of unregistered securities during the period covered by this report.
(b)Use of Proceeds. Not applicable.
(c)Repurchases of Our Equity Securities.
On February 26, 2025, the Board of Directors of the Company approved a $5.0 million stock repurchase program. During the three months ended March 31, 2025, the Company repurchased 440,150 of its common stock outstanding at an average price of $11.36 for a total of $5.0 million pursuant to approved stock repurchase plan. As of March 31, 2025, the Company had no outstanding repurchase program. On April 24, 2025, the Board of Directors of the Company approved a new $10.0 million stock repurchase program. The repurchase program has no expiration date. The program permits shares to be repurchased in open market or private transactions, through block trades, and pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities and Exchange Commission. The timing of the repurchases depends on certain factors, including but not limited to, market conditions and prices, the Company’s liquidity and capital requirements, and alternative uses of capital. Any repurchased shares are held as treasury stock and available for general corporate purposes. The repurchases can be suspended, terminated or modified at any time for any reason, including market conditions, the cost of repurchasing shares, the availability of alternative investment opportunities, liquidity, and other factors deemed appropriate.
The following table reports information regarding purchases of the Company’s common stock during the three months ended March 31, 2025.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (in thousands)
January 1, 2025 to January 31, 2025	—	$—	—	$—
February 1, 2025 to February 28, 2025	—	—	—	5,000
March 1, 2025 to March 31, 2025	440,150	11.36	440,150	—
Total	440,150	11.36	440,150

In addition to the repurchases disclosed above, participants in the Company's stock-based incentive plans may have shares withheld to cover income taxes upon the vesting of restricted stock awards. Shares withheld to cover income taxes upon the vesting of restricted stock awards are repurchased pursuant to the terms of the applicable plan and not under the Company's stock repurchase program. Shares repurchased pursuant to these plans during the three months ended March 31, 2025 were as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share
January 1, 2025 to January 31, 2025	—	$—
February 1, 2025 to February 28, 2025	19,177	11.71
March 1, 2025 to March 31, 2025	—	—
Total	19,177	11.71

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES
    None.

ITEM 4.     MINE SAFETY DISCLOSURES
    Not applicable.

ITEM 5.     OTHER INFORMATION
    During the three months ended March 31, 2025, no directors or executive officers of the Company adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) and/or any “Rule 10b5-1 trading arrangement.”

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

101.INS	XBRL (Extensible Business Reporting Language) Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover page information from the Company's Quarterly Report on Form 10-Q filed May 9, 2025, formatted in Inline XBRL.

(1) Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTHFIELD BANCORP, INC.
(Registrant)

Date: May 9, 2025

/s/ Steven M. Klein
Steven M. Klein
Chairman, President and Chief Executive Officer

/s/ William R. Jacobs
William R. Jacobs
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)