Form 10-Q
period 2025-06-30
Northfield Bancorp, Inc.
filed 2025-08-08
CIK 1493225

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025
or
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
As of July 31, 2025, the registrant had 41,810,525 shares of Common Stock, par value $0.01 per share, issued and outstanding.

NORTHFIELD BANCORP, INC.
Form 10-Q Quarterly Report

PART I
ITEM 1.     FINANCIAL STATEMENTS

NORTHFIELD BANCORP, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited) (In thousands, except share amounts)

	June 30, 2025	December 31, 2024
ASSETS:
Cash and due from banks	$11,985	$13,043
Interest-bearing deposits in other financial institutions	85,652	154,701
Total cash and cash equivalents	97,637	167,744
Trading securities	14,052	13,884
Debt securities available-for-sale, at estimated fair value (with no allowance for credit losses at June 30, 2025 and December 31, 2024)	1,300,975	1,100,817
Debt securities held-to-maturity, at amortized cost	8,454	9,303
(estimated fair value of $8,108 at June 30, 2025, and $8,762 at December 31, 2024, with no allowance for credit losses at June 30, 2025 and December 31, 2024)
Equity securities	6,278	14,261
Loans held-for-sale	—	4,897
Loans held-for-investment	3,920,613	4,022,224
Less: allowance for credit losses	(36,120)	(35,183)
Net loans held-for-investment	3,884,493	3,987,041
Accrued interest receivable	19,241	19,078
Bank-owned life insurance	179,134	175,759
Federal Home Loan Bank (“FHLB”) of New York stock, at cost	43,664	35,894
Operating lease right-of-use assets	26,157	27,771
Premises and equipment, net	20,842	21,985
Goodwill	41,012	41,012
Other assets	37,352	46,932
Total assets	$5,679,291	$5,666,378
LIABILITIES AND STOCKHOLDERS’ EQUITY:
LIABILITIES:
Deposits	$3,986,187	$4,138,477
FHLB advances and other borrowings	831,920	666,402
Subordinated debentures, net of issuance costs	61,554	61,442
Operating lease liabilities	30,286	32,209
Advance payments by borrowers for taxes and insurance	25,287	24,057
Accrued expenses and other liabilities	33,783	39,095
Total liabilities	4,969,017	4,961,682
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value: 25,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value: 150,000,000 shares authorized, 64,770,875 shares issued at
June 30, 2025 and December 31, 2024, 41,819,988 and 42,903,598 outstanding at June 30, 2025 and December 31, 2024, respectively	648	648
Additional paid-in-capital	590,264	591,336
Unallocated common stock held by employee stock ownership plan	(12,612)	(13,042)
Retained earnings	447,524	440,760
Accumulated other comprehensive loss	(8,391)	(20,296)
Treasury stock at cost: 22,950,887 and 21,867,277 shares at June 30, 2025 and December 31, 2024, respectively	(307,159)	(294,710)
Total stockholders’ equity	710,274	704,696
Total liabilities and stockholders’ equity	$5,679,291	$5,666,378
See accompanying notes to unaudited consolidated financial statements.

NORTHFIELD BANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited) (In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Interest income:
Loans	$46,661	$45,967	$91,944	$92,014
Mortgage-backed securities	13,888	7,355	25,897	11,753
Other securities	442	3,506	1,239	7,347
FHLB of New York dividends	728	935	1,590	1,905
Deposits in other financial institutions	706	2,457	1,847	5,849
Total interest income	62,425	60,220	122,517	118,868
Interest expense:
Deposits	20,285	20,664	41,476	39,937
Borrowings	6,916	10,041	13,207	20,704
Subordinated debt	828	828	1,647	1,656
Total interest expense	28,029	31,533	56,330	62,297
Net interest income	34,396	28,687	66,187	56,571
Provision (benefit) for credit losses	2,086	(618)	4,668	(203)
Net interest income after provision (benefit) for credit losses	32,310	29,305	61,519	56,774
Non-interest income:
Fees and service charges for customer services	1,685	1,570	3,305	3,185
Income on bank-owned life insurance	1,736	976	3,375	1,940
Gains on available-for-sale debt securities, net	—	1	—	1
Gains on trading securities, net	1,008	188	709	887
Gain on sale of loans	—	51	—	51
Other	97	73	159	176
Total non-interest income	4,526	2,859	7,548	6,240
Non-interest expense:
Compensation and employee benefits	13,728	13,388	25,503	26,153
Occupancy	3,328	3,222	6,861	6,775
Furniture and equipment	411	477	825	961
Data processing	2,402	2,177	4,524	4,324
Professional fees	903	681	1,975	1,490
Advertising	294	482	544	1,000
Federal Deposit Insurance Corporation insurance	618	649	1,235	1,237
Credit loss (benefit) expense for off-balance sheet exposures	(53)	103	50	186
Other	1,339	1,814	2,888	3,199
Total non-interest expense	22,970	22,993	44,405	45,325
Income before income tax expense	13,866	9,171	24,662	17,689
Income tax expense	4,295	3,214	7,215	5,518
Net income	$9,571	$5,957	$17,447	$12,171
Net income per common share:
Basic	$0.24	$0.14	$0.43	$0.29
Diluted	$0.24	$0.14	$0.43	$0.29

See accompanying notes to unaudited consolidated financial statements.

NORTHFIELD BANCORP, INC. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME - (Continued) (Unaudited) (In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income	$9,571	$5,957	$17,447	$12,171
Other comprehensive income:
Unrealized gains on debt securities available-for-sale:
Net unrealized holding gains	5,396	3,199	17,006	4,175
Less: reclassification adjustment for net gains included in net income	—	(1)	—	(1)
Net unrealized gains	5,396	3,198	17,006	4,174
Post-retirement benefits adjustment	—	—	—	58
Other comprehensive income before tax	5,396	3,198	17,006	4,232
Income tax expense related to net unrealized holding gains on debt securities available-for-sale	(1,619)	(900)	(5,101)	(1,175)
Income tax benefit related to post retirement benefit adjustment	—	—	—	(16)
Other comprehensive income, net of tax	3,777	2,298	11,905	3,041
Comprehensive income	$13,348	$8,255	$29,352	$15,212

See accompanying notes to unaudited consolidated financial statements.

NORTHFIELD BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Three Months Ended June 30, 2025 and 2024
(Unaudited) (In thousands, except share data)

	Common Stock
	Shares Outstanding	Par Value	Additional Paid-in Capital	Unallocated Common Stock Held by the Employee Stock Ownership Plan	Retained Earnings	Accumulated Other Comprehensive Income (loss) Net of tax	Treasury Stock	Total Stockholders' Equity
Balance at March 31, 2024	44,462,652	$648	$588,919	$(14,124)	$433,878	$(31,699)	$(279,193)	$698,429
Net income					5,957			5,957
Other comprehensive income, net of tax						2,298		2,298
ESOP shares allocated or committed to be released			10	215				225
Stock compensation expense			295					295
Restricted stock issuance	4,116		(25)				25	—
Restricted stock forfeitures	(11,049)		150				(150)	—
Cash dividends declared and paid ($0.13 per common share)					(5,525)			(5,525)
Repurchase of treasury stock (average cost of $8.77 per share)	(988,758)						(8,655)	(8,655)
Balance at June 30, 2024	43,466,961	$648	$589,349	$(13,909)	$434,310	$(29,401)	$(287,973)	$693,024

Balance at March 31, 2025	42,676,274	$648	$589,477	$(12,828)	$443,249	$(12,168)	$(297,229)	$711,149
Net income					9,571			9,571
Other comprehensive income, net of tax						3,777		3,777
ESOP shares allocated or committed to be released			73	216				289
Stock compensation expense			784					784
Restricted stock issuance	6,183		(70)				70	—
Cash dividends declared and paid ($0.13 per common share)					(5,296)			(5,296)
Repurchase of treasury stock (average cost of $11.59 per share)	(862,469)						(10,000)	(10,000)
Balance at June 30, 2025	41,819,988	$648	$590,264	$(12,612)	$447,524	$(8,391)	$(307,159)	$710,274

See accompanying notes to unaudited consolidated financial statements.

NORTHFIELD BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Six Months Ended June 30, 2025 and 2024
(Unaudited) (In thousands, except share data)

	Common Stock
	Shares Outstanding	Par Value	Additional Paid-in Capital	Unallocated Common Stock Held by the Employee Stock Ownership Plan	Retained Earnings	Accumulated Other Comprehensive Income (loss) Net of tax	Treasury Stock	Total Stockholders' Equity
Balance at December 31, 2023	44,524,929	$648	$590,973	$(14,340)	$433,227	$(32,442)	$(278,621)	$699,445
Net income					12,171			12,171
Other comprehensive income, net of tax						3,041		3,041
ESOP shares allocated or committed to be released			77	431				508
Stock compensation expense			915					915
Restricted stock issuance	213,702		(2,772)				2,772	—
Restricted stock forfeitures	(11,516)		156				(156)	—
Cash dividends declared and paid ($0.26 per common share)					(11,088)			(11,088)
Purchase of employee restricted stock to fund statutory tax withholding	(18,765)						(223)	(223)
Repurchase of treasury stock (average cost of $9.46 per share)	(1,241,389)						(11,745)	(11,745)
Balance at June 30, 2024	43,466,961	$648	$589,349	$(13,909)	$434,310	$(29,401)	$(287,973)	$693,024

Balance at December 31, 2024	42,903,598	$648	$591,336	$(13,042)	$440,760	$(20,296)	$(294,710)	$704,696
Net income					17,447			17,447
Other comprehensive income, net of tax						11,905		11,905
ESOP shares allocated or committed to be released			154	430				584
Stock compensation expense			1,549					1,549
Restricted stock issuance	238,186		(2,775)				2,775	—
Cash dividends declared and paid ($0.26 per common share)					(10,683)			(10,683)
Purchase of employee restricted stock to fund statutory tax withholding	(19,177)						(224)	(224)
Repurchase of treasury stock (average cost of $11.52 per share)	(1,302,619)						(15,000)	(15,000)
Balance at June 30, 2025	41,819,988	$648	$590,264	$(12,612)	$447,524	$(8,391)	$(307,159)	$710,274

See accompanying notes to unaudited consolidated financial statements.

NORTHFIELD BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (In thousands)

	Six Months Ended June 30,
	2025	2024
Net income	$17,447	$12,171
Adjustments to reconcile net income to net cash provided by operating activities:
Provision (benefit) for credit losses	4,668	(203)
ESOP and stock compensation expense	2,133	1,423
Depreciation	1,621	1,835
Amortization (accretion) of premiums and deferred loan costs, net of accretion of discounts and deferred loan fees	2,418	(335)
Amortization of debt issuance costs	112	112
Amortization of intangible assets	24	43
Amortization of operating lease right-of-use assets	2,367	2,330
Income on bank-owned life insurance	(3,375)	(1,940)
Net gain on sale of loans	—	(51)
Proceeds from sale of loans held-for-sale	—	673
Origination of loans held-for-sale	—	(622)
Gains on available-for-sale debt securities, net	—	(1)
Gains on trading securities, net	(709)	(887)
Net sales of trading securities	541	497
Increase in accrued interest receivable	(163)	(852)
Decrease (increase) in other assets	1,778	(6,984)
(Decrease) increase in accrued expenses and other liabilities	(5,312)	3,939
Net cash provided by operating activities	23,550	11,148
Cash flows from investing activities:
Net decrease in loans receivable	119,936	109,157
Purchases of loans	(18,232)	—
Purchases of FHLB of New York stock	(34,517)	(4,325)
Redemptions of FHLB of New York stock	26,747	2,207
Purchases of debt securities available-for-sale	(471,838)	(781,534)
Purchases of equity securities	—	(3,335)
Principal payments and maturities on debt securities available-for-sale	287,308	462,790
Principal payments and maturities on debt securities held-to-maturity	883	118
Proceeds from sale of equity securities	7,983	—
Purchases and improvements of premises and equipment	(478)	(692)
Net cash used in investing activities	(82,208)	(215,614)
Cash flows from financing activities:
Net decrease in deposits	(152,290)	(79,961)
Dividends paid	(10,683)	(11,088)
Purchase of treasury stock	(15,224)	(11,968)
Increase in advance payments by borrowers for taxes and insurance	1,230	1,011
Proceeds from borrowings and securities sold under agreements to repurchase	1,870,500	375,000
Repayments related to other borrowings and securities sold under agreements to repurchase	(1,704,982)	(144,545)
Net cash (used in) provided by financing activities	(11,449)	128,449
Net decrease in cash and cash equivalents	(70,107)	(76,017)
Cash and cash equivalents at beginning of period	167,744	229,506
Cash and cash equivalents at end of period	$97,637	$153,489

See accompanying notes to unaudited consolidated financial statements

NORTHFIELD BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)
(Unaudited) (In thousands)

	Six Months Ended June 30,
	2025	2024
Supplemental cash flow information:
Cash paid during the period for:
Interest	$56,681	$59,205
Income taxes	3,921	4,085
Non-cash transactions:
Loan charge-offs, net	3,731	2,552
Right-of-use assets obtained in exchange for new lease liabilities	753	1,432

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

In the opinion of management, all adjustments (consisting solely of normal and recurring adjustments) necessary for the fair presentation of the consolidated balance sheets and the consolidated statements of comprehensive income for the unaudited periods presented have been included. The results of operations and other data presented for the three and six months ended June 30, 2025 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2025 or for any other period. Whenever necessary, certain prior year amounts are reclassified to conform to the current year presentation.
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

Certain information and note disclosures usually included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for the preparation of interim financial statements.
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

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)
Note 2 – Debt Securities Available-for-Sale
The following is a comparative summary of mortgage-backed securities and other debt securities available-for-sale at June 30, 2025, and December 31, 2024 (in thousands):

	June 30, 2025
		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
	cost	gains	losses	value
U.S. Government agency securities	$670	$—	$(57)	$613
Mortgage-backed securities:
Pass-through certificates:
Government sponsored enterprises ("GSEs")	340,242	1,383	(14,230)	327,395
Real estate mortgage investment conduits ("REMICs"):
GSE	941,221	7,384	(6,040)	942,565
Total mortgage-backed securities	1,281,463	8,767	(20,270)	1,269,960
Other debt securities:
Municipal bonds	684	—	—	684
Corporate bonds	30,112	158	(552)	29,718
Total other debt securities	30,796	158	(552)	30,402
Total debt securities available-for-sale	$1,312,929	$8,925	$(20,879)	$1,300,975

	December 31, 2024
		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
	cost	gains	losses	value
U.S. Government agency securities	$75,734	$—	$(386)	$75,348
Mortgage-backed securities:
Pass-through certificates:
GSE	282,704	—	(21,028)	261,676
REMICs:
GSE	734,086	1,231	(7,974)	727,343
Total mortgage-backed securities	1,016,790	1,231	(29,002)	989,019
Other debt securities:
Municipal bonds	684	1	—	685
Corporate bonds	36,569	134	(938)	35,765
Total other debt securities	37,253	135	(938)	36,450
Total debt securities available-for-sale	$1,129,777	$1,366	$(30,326)	$1,100,817
The following is a summary of the expected maturity distribution of debt securities available-for-sale, other than mortgage-backed securities, at June 30, 2025 (in thousands):

Available-for-sale	Amortized cost	Estimated fair value
Due in one year or less	$684	$684
Due after one year through five years	22,782	22,413
Due after five years through ten years	8,000	7,918
	$31,466	$31,015

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)
Contractual maturities for mortgage-backed securities are not included above, as expected maturities on mortgage-backed securities may differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without penalties.

Certain securities available-for-sale are pledged or encumbered to secure borrowings under pledge agreements and repurchase agreements and for other purposes required by law. At June 30, 2025, and December 31, 2024, the fair value of debt securities available-for-sale that were pledged to secure borrowings and deposits was $494.3 million and $420.4 million, respectively.

For the three and six months ended June 30, 2025, the Company had no proceeds on sales of debt securities available-for-sale and no gross realized gains or losses. For the three and six months ended June 30, 2024, the Company had no proceeds on sales of debt securities available-for-sale, with no gross unrealized losses and gross realized gains of $1,000 related to calls of securities. The Company recognized net gains of $1.0 million and $709,000 on its trading securities portfolio during the three and six months ended June 30, 2025, respectively. During the three and six months ended June 30, 2024, the Company recognized net gains of $188,000 and $887,000, respectively, on its trading securities portfolio.

Gross unrealized losses on mortgage-backed securities and other debt securities available-for-sale, and the estimated fair value of the related securities, aggregated by security category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2025, and December 31, 2024, were as follows (in thousands):

	June 30, 2025
	Less than 12 months		12 months or more		Total
	Unrealized	Estimated	Unrealized	Estimated	Unrealized	Estimated
	losses	fair value	losses	fair value	losses	fair value
U.S. Government agency securities	$—	$—	$(57)	$613	$(57)	$613
Mortgage-backed securities:
Pass-through certificates:
GSE	(37)	10,378	(14,193)	221,683	(14,230)	232,061
REMICs:
GSE	(738)	257,296	(5,302)	140,599	(6,040)	397,895
Other debt securities:
Municipal bonds	—	684	—	—	—	684
Corporate bonds	—	—	(552)	18,452	(552)	18,452
Total	$(775)	$268,358	$(20,104)	$381,347	$(20,879)	$649,705

	December 31, 2024
	Less than 12 months		12 months or more		Total
	Unrealized	Estimated	Unrealized	Estimated	Unrealized	Estimated
	losses	fair value	losses	fair value	losses	fair value
U.S. Government agency securities	$—	$—	$(386)	$75,348	$(386)	$75,348
Mortgage-backed securities:
Pass-through certificates:
GSE	(125)	7,329	(20,903)	254,163	(21,028)	261,492
REMICs:
GSE	(285)	105,412	(7,689)	164,262	(7,974)	269,674
Other debt securities:
Corporate bonds	—	—	(938)	18,066	(938)	18,066
Total	$(410)	$112,741	$(29,916)	$511,839	$(30,326)	$624,580

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)
The Company held 106 pass-through mortgage-backed securities issued or guaranteed by GSEs, 67 REMIC mortgage-backed securities issued or guaranteed by GSEs, three corporate bonds, and one U.S. Government agency security that were in a continuous unrealized loss position of twelve months or greater at June 30, 2025. There were six pass-through mortgage-backed securities issued or guaranteed by GSEs, 16 REMIC mortgage-backed securities issued or guaranteed by GSEs, and one municipal bond that were in an unrealized loss position of less than twelve months at June 30, 2025. Substantially all securities referred to above were rated investment grade at June 30, 2025.

Available-for-sale debt securities in unrealized loss positions are evaluated for impairment related to credit losses on a quarterly basis. In performing an assessment of whether any decline in fair value is due to a credit loss, the Company considers the extent to which the fair value is less than the amortized cost, changes in credit ratings, any adverse economic conditions, as well as all relevant information at the individual security level such as credit deterioration of the issuer or collateral underlying the security. In assessing the impairment, the Company compares the present value of cash flows expected to be collected with the amortized cost basis of the security. If it is determined that the decline in fair value was due to credit losses, an allowance for credit losses is recorded, limited to the amount the fair value is less than amortized cost basis. The Company did not record any allowance for credit losses on its available-for-sale debt securities as of June 30, 2025 or December 31, 2024.

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

The Company has made the accounting policy election to exclude accrued interest receivable on available-for-sale securities from the estimate of credit losses. Accrued interest receivable associated with debt securities available-for-sale totaled $3.5 million and $3.1 million at June 30, 2025, and December 31, 2024, respectively, and was reported in accrued interest receivable on the consolidated balance sheets. The Company elected not to measure an allowance for credit losses on accrued interest receivable as an allowance on possible uncollectible accrued interest is not warranted.

Note 3 – Debt Securities Held-to-Maturity

The following is a summary of mortgage-backed securities held-to-maturity at June 30, 2025, and December 31, 2024 (in thousands):

	June 30, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Mortgage-backed securities:
Pass-through certificates:
GSE	$8,454	$48	$(394)	$8,108
Total securities held-to-maturity	$8,454	$48	$(394)	$8,108

	December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Mortgage-backed securities:
Pass-through certificates:
GSE	$9,303	$16	$(557)	$8,762
Total securities held-to-maturity	$9,303	$16	$(557)	$8,762

Contractual maturities for mortgage-backed securities are not presented, as expected maturities on mortgage-backed securities may differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without penalties. There were no sales of held-to-maturity securities for the six months ended June 30, 2025 or June 30, 2024.

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)
At June 30, 2025, and December 31, 2024, debt securities held-to-maturity with a carrying value of $8.3 million and $9.1 million, respectively, were pledged to secure borrowings and deposits.

Gross unrealized losses on mortgage-backed securities held-to-maturity, and the estimated fair value of the related securities, aggregated by security category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2025, and December 31, 2024, were as follows (in thousands):

	June 30, 2025
	Less than 12 months		12 months or more		Total
	Unrealized	Estimated	Unrealized	Estimated	Unrealized	Estimated
	losses	fair value	losses	fair value	losses	fair value
Mortgage-backed securities:
Pass-through certificates:
GSE	$—	$—	$(394)	$5,919	$(394)	$5,919
Total	$—	$—	$(394)	$5,919	$(394)	$5,919

	December 31, 2024
	Less than 12 months		12 months or more		Total
	Unrealized	Estimated	Unrealized	Estimated	Unrealized	Estimated
	losses	fair value	losses	fair value	losses	fair value
Mortgage-backed securities:
Pass-through certificates:
GSE	$—	$—	$(557)	$5,974	$(557)	$5,974
Total	$—	$—	$(557)	$5,974	$(557)	$5,974

The Company held nine pass-through mortgage-backed debt securities held-to-maturity issued or guaranteed by GSEs that were in a continuous unrealized loss position of twelve months or greater at June 30, 2025.

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

The Company has made the accounting policy election to exclude accrued interest receivable on held-to-maturity securities from the estimate of credit losses. Accrued interest receivable associated with held-to-maturity securities totaling $30,000 and $33,000 at June 30, 2025, and December 31, 2024, respectively, was reported in accrued interest receivable on the consolidated balance sheets. The Company elected not to measure an allowance for credit losses on accrued interest receivable as an allowance on possible uncollectible accrued interest is not warranted.

Note 4 – Equity Securities

Equity securities totaled $6.3 million and $14.3 million at June 30, 2025, and December 31, 2024, respectively. Equity securities consisted of money market mutual funds, recorded at fair value of $1.3 million and $4.3 million at June 30, 2025, and December 31, 2024, respectively, and an investment in a private SBA loan fund (the “SBA Loan Fund”) recorded at net asset value of $5.0 million and $10.0 million at June 30, 2025, and December 31, 2024, respectively. As the SBA Loan Fund operates as a private fund, its shares are not publicly traded and, therefore, has no readily determinable market value. The SBA Loan Fund was recorded at net asset value as a practical expedient for reporting fair value.

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)
Note 5 – Loans

The following table summarizes the Company’s loans held-for-investment (in thousands):

	June 30,	December 31,
	2025	2024
Real estate loans:
Multifamily	$2,483,078	$2,597,484
Commercial mortgage	886,135	889,801
One-to-four family residential mortgage	162,750	150,217
Home equity and lines of credit	186,848	174,062
Construction and land	32,300	35,897
Total real estate loans	3,751,111	3,847,461
Commercial and industrial loans	158,539	163,425
Other loans	2,008	2,165
Total commercial and industrial and other loans	160,547	165,590
Loans held-for-investment (excluding purchased credit-deteriorated (“PCD”) loans)	3,911,658	4,013,051
PCD loans	8,955	9,173
Total loans held-for-investment	3,920,613	4,022,224
Allowance for credit losses	(36,120)	(35,183)
Net loans held-for-investment	$3,884,493	$3,987,041

The Company did not have any loans held-for-sale at June 30, 2025. At December 31, 2024, loans held-for-sale totaled $4.9 million.

In addition to originating loans, the Company may acquire loans through portfolio purchases or acquisitions of other companies. Purchased loans that have evidence of more than insignificant credit deterioration since origination are deemed PCD loans. For PCD loans, each loan pool is accounted for as a single asset with a single composite interest rate and an aggregate expectation of cash flows. PCD loans totaled $9.0 million at June 30, 2025, as compared to $9.2 million at December 31, 2024. The majority of the PCD loan balances were acquired as part of a Federal Deposit Insurance Corporation-assisted transaction. At June 30, 2025, PCD loans consisted of approximately 11% home equity loans, 25% commercial real estate loans, 55% commercial and industrial loans, and 9% in one-to-four family residential loans. At December 31, 2024, PCD loans consisted of approximately 9% one-to-four family residential loans, 25% commercial real estate loans, 55% commercial and industrial loans, and 11% in home equity loans.

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

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)
The following table presents the Company’s loans held-for-investment and current period gross charge-offs, excluding PCD loans, by loan class, credit risk ratings and year of origination, at June 30, 2025 (in thousands):

	June 30, 2025
	2025	2024	2023	2022	2021	Prior	Revolving Loans	Total
Real Estate:
Multifamily
Pass	$29,870	$4,850	$84,871	$580,607	$616,879	$1,153,025	$370	$2,470,472
Special mention	—	—	—	—	1,182	3,545	—	4,727
Substandard	—	—	—	—	—	7,879	—	7,879
Total multifamily	29,870	4,850	84,871	580,607	618,061	1,164,449	370	2,483,078
Commercial mortgage
Pass	32,289	62,452	86,336	192,552	140,465	351,014	2,146	867,254
Special mention	—	—	—	—	—	9,378	—	9,378
Substandard	—	—	—	—	—	9,214	289	9,503
Total commercial mortgage	32,289	62,452	86,336	192,552	140,465	369,606	2,435	886,135
One-to-four family residential
Pass	8,450	17,422	11,414	21,996	11,568	90,395	148	161,393
Substandard	—	—	—	—	—	1,357	—	1,357
Total one-to-four family residential	8,450	17,422	11,414	21,996	11,568	91,752	148	162,750
Home equity and lines of credit
Pass	10,061	14,130	17,667	29,182	11,578	21,284	80,969	184,871
Special mention	—	—	—	67	—	7	—	74
Substandard	—	—	—	1,180	545	178	—	1,903
Total home equity and lines of credit	10,061	14,130	17,667	30,429	12,123	21,469	80,969	186,848
Construction and land
Pass	5,388	5,250	10,458	4,790	625	5,789	—	32,300
Total construction and land	5,388	5,250	10,458	4,790	625	5,789	—	32,300
Total real estate loans	86,058	104,104	210,746	830,374	782,842	1,653,065	83,922	3,751,111
Commercial and industrial
Pass	4,803	14,680	13,805	16,310	11,136	7,626	80,469	148,829
Special mention	—	—	664	—	—	—	—	664
Substandard	—	2,555	2,957	1,007	1,502	193	832	9,046
Total commercial and industrial	4,803	17,235	17,426	17,317	12,638	7,819	81,301	158,539
Current-period gross charge-offs	—	66	717	1,933	970	464	—	4,150
Other
Pass	1,961	—	—	—	—	10	33	2,004
Substandard	—	—	—	—	—	4	—	4
Total other	1,961	—	—	—	—	14	33	2,008
Total loans held-for-investment	$92,822	$121,339	$228,172	$847,691	$795,480	$1,660,898	$165,256	$3,911,658
Total current-period gross charge-offs	$—	$66	$717	$1,933	$970	$464	$—	$4,150

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

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

Past Due and Non-Accrual Loans

Included in loans receivable held-for-investment are loans for which the accrual of interest income has been discontinued due to deterioration in the financial condition of the borrowers (excluding PCD loans). The recorded investment of these non-accrual loans was $12.9 million and $14.3 million at June 30, 2025, and December 31, 2024, respectively. Generally, originated loans are placed on non-accrual status when they become 90 days or more delinquent, or sooner if considered appropriate by management, and remain on non-accrual status until they are brought current, have six consecutive months of performance under the revised loan terms, and factors indicating reasonable doubt about the timely collection of payments no longer exist. Therefore, loans may be current in accordance with their loan terms, or may be less than 90 days delinquent and still be on non-accruing status.

When an individual loan no longer demonstrates the similar credit risk characteristics as other loans within its current segment, the Company evaluates each for expected credit losses on an individual basis. All non-accrual loans $500,000 and above and all loans designated as Troubled Debt Restructurings (“TDRs”) prior to the adoption of Accounting Standards Update (“ASU”) No. 2022-02, “Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures” (“ASU 2022-02”) on January 1, 2023, are individually evaluated. See “Loan Modifications Made to Borrowers Experiencing Financial Difficulty” section below for more information. The non-accrual amounts included in loans individually evaluated for impairment were $8.8 million and $9.6 million at June 30, 2025, and December 31, 2024, respectively. Loans on non-accrual status with principal balances less than $500,000, and therefore not meeting the Company's definition of an impaired loan, amounted to $4.1 million and $4.7 million at June 30, 2025, and December 31, 2024, respectively. Loans past due 90 days or more and still accruing interest were $1.2 million and $1.2 million at June 30, 2025, and December 31, 2024, respectively, and consisted of loans that are well-secured and in the process of collection.

The following tables set forth the detail, and delinquency status, of non-performing loans (non-accrual loans and loans past due 90 days or more and still accruing), net of deferred fees and costs, at June 30, 2025, and December 31, 2024, excluding PCD loans and non-accrual loans held-for sale (in thousands):

	June 30, 2025
	Total Non-Performing Loans
	Non-Accruing Loans
	Current	30-89 Days Past Due	90 Days or More Past Due	Total	90 Days or More Past Due and Accruing	Total Non-Performing Loans
Loans held-for-investment:
Real estate loans:
Multifamily
Substandard	$1,704	$—	$817	$2,521	$—	$2,521
Total multifamily	1,704	—	817	2,521	—	2,521
Commercial mortgage
Substandard	55	136	4,364	4,555	74	4,629
Total commercial mortgage	55	136	4,364	4,555	74	4,629
One-to-four family residential
Substandard	—	—	—	—	871	871
Total one-to-four family residential	—	—	—	—	871	871
Home equity and lines of credit
Substandard	294	40	930	1,264	177	1,441
Total home equity and lines of credit	294	40	930	1,264	177	1,441
Total real estate	2,053	176	6,111	8,340	1,122	9,462
Commercial and industrial loans
Pass	—	—	—	—	32	32
Substandard	2,829	222	1,466	4,517	89	4,606
Total commercial and industrial loans	2,829	222	1,466	4,517	121	4,638
Total non-performing loans	$4,882	$398	$7,577	$12,857	$1,243	$14,100

At June 30, 2025, the Company did not have any non-accrual loans held-for-sale.

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

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)
The following tables set forth the detail and delinquency status of loans held-for-investment, excluding PCD loans, net of deferred fees and costs, at June 30, 2025, and December 31, 2024 (in thousands):

	June 30, 2025
		Past Due Loans
	30-89 Days Past Due	90 Days or More Past Due	90 Days or More Past Due and Accruing	Total Past Due	Current	Total Loans Receivable, net
Loans held-for-investment:
Real estate loans:
Multifamily
Pass	$1,075	$—	$—	$1,075	$2,469,397	$2,470,472
Special mention	—	—	—	—	4,727	4,727
Substandard	155	817	—	972	6,907	7,879
Total multifamily	1,230	817	—	2,047	2,481,031	2,483,078
Commercial mortgage
Pass	14	—	—	14	867,240	867,254
Special mention	—	—	—	—	9,378	9,378
Substandard	136	4,364	74	4,574	4,929	9,503
Total commercial mortgage	150	4,364	74	4,588	881,547	886,135
One-to-four family residential
Pass	741	—	—	741	160,652	161,393
Substandard	—	—	871	871	486	1,357
Total one-to-four family residential	741	—	871	1,612	161,138	162,750
Home equity and lines of credit
Pass	1,215	—	—	1,215	183,656	184,871
Special mention	7	—	—	7	67	74
Substandard	217	930	177	1,324	579	1,903
Total home equity and lines of credit	1,439	930	177	2,546	184,302	186,848
Construction and land
Pass	—	—	—	—	32,300	32,300
Total construction and land	—	—	—	—	32,300	32,300
Total real estate	3,560	6,111	1,122	10,793	3,740,318	3,751,111
Commercial and industrial
Pass	456	—	32	488	148,341	148,829
Special mention	—	—	—	—	664	664
Substandard	454	1,466	89	2,009	7,037	9,046
Total commercial and industrial	910	1,466	121	2,497	156,042	158,539
Other loans
Pass	—	—	—	—	2,004	2,004
Substandard	—	—	—	—	4	4
Total other loans	—	—	—	—	2,008	2,008
Total loans held-for-investment	$4,470	$7,577	$1,243	$13,290	$3,898,368	$3,911,658

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

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)
The following tables summarize information on non-accrual loans, excluding PCD loans, as of June 30, 2025, and December 31, 2024 (in thousands):

	June 30, 2025
	Recorded Investment	Unpaid Principal Balance	With No Related Allowance
Real estate loans:
Multifamily	$2,521	$2,935	$1,704
Commercial mortgage	4,555	4,988	1,196
Home equity and lines of credit	1,264	1,513	—
Commercial and industrial	4,517	15,816	3,344
Total non-accrual loans	$12,857	$25,252	$6,244

	December 31, 2024
	Recorded Investment	Unpaid Principal Balance	With No Related Allowance
Real estate loans:
Multifamily	$2,609	$3,023	$1,727
Commercial mortgage	4,578	5,011	3,806
Home equity and lines of credit	1,270	1,519	—
Commercial and industrial	5,807	14,693	1,534
Total non-accrual loans	$14,264	$24,246	$7,067

The following table summarizes interest income recognized on non-accrual loans, excluding PCD loans, during the three and six months ended June 30, 2025 and June 30, 2024 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Real estate loans:
Multifamily	$35	$40	$69	$75
Commercial mortgage	13	31	30	154
One-to-four family residential	—	2	—	3
Home equity and lines of credit	23	7	31	7
Commercial and industrial	75	64	156	89
Total interest income on non-accrual loans	$146	$144	$286	$328

Collateral-Dependent Loans

Loans for which the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral are considered to be collateral-dependent loans. Collateral can have a significant financial effect in mitigating exposure to credit risk and, where there is sufficient collateral, an allowance for credit losses is not recognized or is minimal. For collateral-dependent loans, the allowance for credit losses is individually assessed based on the fair value of the collateral less estimated costs of sale. The Company's collateral-dependent loans are secured by real estate, inventory and equipment. Collateral values are generally based on appraisals, which are adjusted for changes in market indices. As of June 30, 2025, and December 31, 2024, the Company had $8.5 million and $8.7 million of collateral-dependent impaired loans, respectively. The collateral-dependent loans at June 30, 2025, consisted of $5.0 million of commercial real estate loans, $1.7 million of multifamily loans, $839,000 of commercial and industrial loans, and $986,000 of one-to-four family residential loans. For the six months ended June 30, 2025, there was no significant deterioration or changes in the collateral securing these loans.

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

The following table presents the amortized cost basis of loan modifications made to borrowers experiencing financial difficulty that were modified during the three and six months ended June 30, 2025 and 2024, by class and by type of modification (dollars in thousands):

	Three Months Ended June 30, 2025
	Payment Delay	Payment Delay and Interest Rate Reduction	Payment Delay and Term Extension	Payment Delay, Term Extension, and Interest Rate Reduction	Total	Percentage of Total Class of Financing Receivable
Commercial mortgage	$1,733	$—	$—	$—	$1,733	0.20%
Commercial and industrial	—	236	—	—	236	0.15%
Total loans	$1,733	$236	$—	$—	$1,969

	Three Months Ended June 30, 2024
	Payment Delay	Term Extension (1)	Payment Delay and Term Extension	Payment Delay, Term Extension, and Interest Rate Reduction	Total	Percentage of Total Class of Financing Receivable
Commercial and industrial	$—	$13,378	$—	$—	$13,378	8.07%
Total loans	$—	$13,378	$—	$—	$13,378

	Six Months Ended June 30, 2025
	Payment Delay	Payment Delay and Interest Rate Reduction	Payment Delay and Term Extension	Payment Delay, Term Extension, and Interest Rate Reductions	Total	Percentage of Total Class of Financing Receivable
Commercial mortgage	$1,733	$—	$—	$—	$1,733	0.20%
Commercial and industrial	—	444	—	—	444	0.28%
Total loans	$1,733	$444	$—	$—	$2,177

	Six Months Ended June 30, 2024
	Payment Delay	Term Extension (1)	Payment Delay and Term Extension	Payment Delay, Term Extension, and Interest Rate Reductions	Total	Percentage of Total Class of Financing Receivable
Commercial mortgage	$—	$—	$392	$297	$689	0.08%
Commercial and industrial	127	13,378	—	893	14,398	8.68%
Total loans	$127	$13,378	$392	$1,190	$15,087

(1) Includes one loan with a balance of $13.4 million at June 30, 2024, that was risk rated substandard and was modified during the quarter ended June 30, 2024, to receive a maturity extension of 60-days through July 1, 2024. This loan previously had multiple 90-day extensions. The loan was originally downgraded to substandard due to operating losses, however the debt service coverage ratio at June 30, 2024 was 1.58x and the loan was adequately secured by eligible receivables of approximately $18 million and was current as of June 30, 2024.

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)
The following table presents the financial effect of loan modifications made to borrowers experiencing financial difficulty during the six months ended June 30, 2025, and June 30, 2024 (in thousands):

	Weighted-Average Term Extension (in months)	Weighted-Average Interest Rate Reduction
Three Months Ended June 30, 2025
Commercial and industrial	—	2.25%
Three Months Ended June 30, 2024
Commercial and industrial	2	—%

	Weighted-Average Term Extension (in months)	Weighted-Average Interest Rate Reduction
Six Months Ended June 30, 2025
Commercial and industrial	—	4.45%
Six Months Ended June 30, 2024
Commercial mortgage	60	3.00%
Commercial and industrial	3.4	3.00%
There were no commitments to lend additional funds at June 30, 2025 to borrowers experiencing financial difficulty whose terms have been restructured.
For modified loans, a subsequent payment default is defined in terms of delinquency, when a principal or interest payment is 90 days past due or classified into non-accrual status during the reporting period. Of the loans modified during the preceding twelve months, there was one commercial and industrial loan with a balance of $13.4 million at June 30, 2024, that was risk rated substandard and had received multiple 90-day extensions from the second quarter of 2023 through July 1, 2024. During the third quarter of 2024, the loan experienced credit deterioration and was put on non-accrual status. The loan received principal forgiveness of $878,000 in the third quarter of 2024 and made a payment of $10.0 million during the fourth quarter of 2024. The remaining $2.5 million balance of this loan was current as of June 30, 2025, but remains on non-accrual status. One other commercial and industrial loan with a balance of $227,000 at December 31, 2024, subsequently defaulted and was charged-off in full.
The Company closely monitors the performance of loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of the modification efforts. The following table presents the aging analysis of loan modifications made to borrowers experiencing financial difficulty during the six months ended June 30, 2025 and 2024 (in thousands):

	As of June 30, 2025
	Current	30-89 Days Past Due	90 Days or More Past Due	Non-Accrual	Total
Commercial Mortgage	$1,733	$—	$—	$—	$1,733
Home equity and lines of credit	198	—	—	—	$198
Commercial and industrial	552	—	—	2,704	3,256
Total loans	$2,483	$—	$—	$2,704	$5,187

	As of June 30, 2024
	Current	30-89 Days Past Due	90 Days or More Past Due	Non-Accrual	Total
Commercial mortgage	$—	$—	$—	$752	$752
Commercial and industrial	14,271	501	—	297	15,069
Total loans	$14,271	$501	$—	$1,049	$15,821

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

Allowance for Individually Evaluated Loans

The Company measures specific reserves for individual loans that do not share common risk characteristics with other loans, consisting of all loans previously modified as TDRs (prior to the adoption of ASU 2022-02) and non-accrual loans with an outstanding balance of $500,000 or greater. Loans individually evaluated for impairment are assessed to determine whether the loan’s carrying value is not in excess of the estimated fair value of the collateral less cost to sell, if the loan is collateral-dependent, or the present value of the expected future cash flows, if the loan is not collateral-dependent. Management performs an evaluation of each individually evaluated loan and generally obtains updated appraisals as part of the evaluation. In addition, management adjusts estimated fair values down to appropriately consider recent market conditions, our willingness to accept a lower sales price to effect a quick sale, and costs to dispose of any supporting collateral. Determining the estimated fair value of underlying collateral (and related costs to sell) can be difficult in illiquid real estate markets and is subject to significant assumptions and estimates. Management employs an independent third-party management firm that specializes in appraisal preparation and review to ascertain the reasonableness of updated appraisals. Projecting the expected cash flows for TDRs (prior to the adoption of ASU 2022-02) which are not collateral-dependent is inherently subjective and requires, among other things, an evaluation of the borrower’s current and projected financial condition. Individually evaluated loans that have no impairment losses are not considered for collective allowances described above. Upon adoption of ASU 2022-02, the Company no longer establishes a specific reserve for loan modifications to borrowers experiencing financial difficulty. Instead, these loan modifications are included in their respective pool and a historical loss rate is applied to the current loan balance to arrive at the quantitative and qualitative baseline portion of the allowance for credit losses. At June 30, 2025, and December 31, 2024, the ACL for loans individually evaluated for impairment was $1.2 million and $1.3 million, respectively.

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

The table below summarizes the allowance for credit losses for off-balance sheet credit exposures as of, and for, the three and six months ended June 30, 2025, and June 30, 2024 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Balance at beginning of period	$621	$319	$518	$236
Provision for credit losses	(53)	103	50	186
Balance at end of period	$568	$422	$568	$422

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)
The following tables set forth activity in our allowance for credit losses on loans, by loan type, as of, and for the three and six months ended June 30, 2025, and June 30, 2024 (in thousands):

	Three Months Ended June 30, 2025
	Real Estate
	Commercial (1)	One-to-Four Family	Home Equity and Lines of Credit	Construction and Land	Commercial and Industrial	Other	Total Loans (excluding PCD)	PCD	Total
Allowance for credit losses:
Beginning balance	$21,525	$2,214	$2,232	$103	$6,109	$4	$32,187	$2,734	$34,921
Charge-offs	—	—	—	—	(1,052)	(1)	(1,053)	—	(1,053)
Recoveries	14	—	—	—	152	—	166	—	166
Provisions (credit)	1,231	230	497	(5)	150	—	2,103	(17)	2,086
Ending balance	$22,770	$2,444	$2,729	$98	$5,359	$3	$33,403	$2,717	$36,120

	Three Months Ended June 30, 2024
	Real Estate
	Commercial (1)	One-to-Four Family	Home Equity and Lines of Credit	Construction and Land	Commercial and Industrial	Other	Total Loans (excluding PCD)	PCD	Total
Allowance for credit losses:
Beginning balance	$21,266	$2,776	$2,299	$122	$7,507	$4	$33,974	$3,065	$37,039
Charge-offs	(136)	—	—	—	(1,537)	—	(1,673)	—	(1,673)
Recoveries	14	—	—	—	18	—	32	—	32
Provisions (credit)	(1,838)	(484)	263	(14)	1,576	(1)	(498)	(120)	(618)
Ending balance	$19,306	$2,292	$2,562	$108	$7,564	$3	$31,835	$2,945	$34,780

(1) Commercial includes commercial real estate loans collateralized by owner-occupied, non-owner occupied, and multifamily properties.

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

	Six Months Ended June 30, 2025
	Real Estate
	Commercial (1)	One-to-Four Family	Home Equity and Lines of Credit	Construction and Land	Commercial and Industrial	Other	Total Loans (excluding PCD)	PCD	Total
Allowance for credit losses:
Beginning balance	$20,949	$2,245	$2,254	$103	$6,724	$4	$32,279	$2,904	$35,183
Charge-offs	—	—	—	—	(4,150)	—	(4,150)	—	(4,150)
Recoveries	29	—	—	—	389	1	419	—	419
Provisions (credit)	1,792	199	475	(5)	2,396	(2)	4,855	(187)	4,668
Ending balance	$22,770	$2,444	$2,729	$98	$5,359	$3	$33,403	$2,717	$36,120

	Six Months Ended June 30, 2024
	Real Estate
	Commercial (1)	One-to-Four Family	Home Equity and Lines of Credit	Construction and Land	Commercial and Industrial	Other	Total Loans (excluding PCD)	PCD	Total
Allowance for credit losses:
Beginning balance	$23,255	$3,285	$1,705	$149	$6,050	$6	$34,450	$3,085	$37,535
Charge-offs	(136)	—	—	—	(2,487)	—	(2,623)	—	(2,623)
Recoveries	28	9	—	—	34	—	71	—	71
Provisions (credit)	(3,841)	(1,002)	857	(41)	3,967	(3)	(63)	(140)	(203)
Ending balance	$19,306	$2,292	$2,562	$108	$7,564	$3	$31,835	$2,945	$34,780

(1) Commercial includes commercial real estate loans collateralized by owner-occupied, non-owner occupied, and multifamily properties.

The allowance for credit losses on loans increased to $36.1 million at June 30, 2025, compared to $35.2 million as of December 31, 2024, primarily due to an increase in general reserves related to a worsening macroeconomic forecast in the current quarter within our CECL model, an increase in specific reserves of $1.2 million, changes in model assumptions including a reduction in prepayment speeds, and higher net charge-offs. Partially offsetting the increase in reserves was a decline in loan balances.

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)
The following tables detail the amount of loans receivable held-for-investment, net of deferred loan fees and costs, that are evaluated, individually and collectively, for impairment, and the related portion of the allowance for credit losses that is allocated to each loan portfolio segment, at June 30, 2025, and December 31, 2024 (in thousands):

	June 30, 2025
	Real Estate
	Commercial (1)	One-to-Four Family	Home Equity and Lines of Credit	Construction and Land	Commercial and Industrial	Other	Total Loans (excluding PCD)	PCD	Total
Allowance for credit losses:
Ending balance: individually evaluated for impairment	$706	$—	$—	$—	$493	$—	$1,199	$—	$1,199
Ending balance: collectively evaluated for impairment	22,064	2,444	2,729	98	4,866	3	32,204	—	32,204
Ending balance: PCD loans evaluated for impairment (2)	—	—	—	—	—	—	—	2,717	2,717
Loans, net:
Ending balance	$3,369,213	$162,750	$186,848	$32,300	$158,539	$2,008	$3,911,658	$8,955	$3,920,613
Ending balance: individually evaluated for impairment	7,454	1,268	18	—	3,307	—	12,047	—	12,047
Ending balance: collectively evaluated for impairment	3,361,759	161,482	186,830	32,300	155,179	2,008	3,899,558	—	3,899,558
Ending balance: PCD loans evaluated for impairment (2)	—	—	—	—	—	—	—	8,955	8,955
PPP loans not evaluated for impairment (3)	—	—	—	—	53	—	53	—	53

	December 31, 2024
	Real Estate
	Commercial (1)	One-to-Four Family	Home Equity and Lines of Credit	Construction and Land	Commercial and Industrial	Other	Total Loans (excluding PCD)	PCD	Total
Allowance for credit losses:
Ending balance: individually evaluated for impairment	$—	$—	$2	$—	$1,274	$—	$1,276	$—	$1,276
Ending balance: collectively evaluated for impairment	20,949	2,245	2,252	103	5,450	4	31,003	—	31,003
Ending balance: PCD loans evaluated for impairment (2)	—	—	—	—	—	—	—	2,904	2,904
Loans, net:
Ending balance	$3,487,285	$150,217	$174,062	$35,897	$163,425	$2,165	$4,013,051	$9,173	$4,022,224
Ending balance: individually evaluated for impairment	7,730	555	20	—	4,070	—	12,375	—	12,375
Ending balance: collectively evaluated for impairment	3,479,555	149,662	174,042	35,897	159,237	2,165	4,000,558	—	4,000,558
Ending balance: PCD loans evaluated for impairment (2)	—	—	—	—	—	—	—	9,173	9,173
PPP loans not evaluated for impairment (3)	—	—	—	—	118	—	118	—	118

(1) Commercial includes commercial real estate loans collateralized by owner-occupied, non-owner occupied, and multifamily properties.
(2) Upon adoption of CECL, the Company elected to maintain pools of PCD loans that were previously accounted for under Accounting Standards Codification (“ASC”) 310-30, and will continue to evaluate PCD loans under this guidance.
(3) PPP loans are guaranteed by the SBA and therefore excluded from the allowance for credit losses.

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)
Note 7 – Deposits

Deposit account balances are summarized as follows (in thousands):

	June 30, 2025	December 31, 2024
Non-interest-bearing checking	$735,811	$706,976
Negotiable orders of withdrawal (“NOW”) and interest-bearing checking	1,331,060	1,286,154
Savings and money market	1,129,081	1,176,308
Certificates of deposit	790,235	969,039
Total deposits	$3,986,187	$4,138,477

Interest expense on deposit accounts is summarized for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
NOW and interest-bearing checking, savings, and money market	$12,227	$13,183	$24,375	$25,514
Certificates of deposit	8,058	7,481	17,101	14,423
Total interest expense on deposit accounts	$20,285	$20,664	$41,476	$39,937

Note 8 – Subordinated Debt

On June 17, 2022, the Company issued $62.0 million in aggregate principal amount of fixed-to-floating subordinated notes (the “Notes”) to certain institutional investors. The Notes mature on June 30, 2032, unless redeemed earlier. The Notes initially bear interest, payable semi-annually in arrears, at a fixed rate of 5.00% per annum until June 30, 2027. Beginning June 30, 2027 and until maturity or redemption, the interest rate applicable to the outstanding principal amount of the Notes due will reset quarterly to an interest rate per annum equal to the then current three-month Secured Overnight Financing Rate plus 200 basis points, payable quarterly in arrears. The Company has the option to redeem the Notes, at par and in whole or in part, beginning on June 30, 2027 and to redeem the Notes at any time in whole upon certain other events. Any redemption of the Notes will be subject to prior regulatory approval to the extent required. Debt issuance costs totaled $1.1 million and are being amortized to maturity. At June 30, 2025, and December 31, 2024, subordinated debt totaled $61.6 million and $61.4 million, respectively, which included $446,000 and $558,000, respectively, of unamortized debt issuance costs. The Company recognized amortization expense of $56,000 and $112,000 for the three and six months ended June 30, 2025, respectively. The Company recognized amortization expense of $56,000 and $112,000 for the three and six months ended June 30, 2024, respectively.

Note 9 – Equity Incentive Plans

The following table is a summary of the Company’s stock options outstanding as of June 30, 2025, and changes therein during the six months then ended.

	Number of Stock Options	Weighted Average Grant Date Fair Value	Weighted Average Exercise Price	Weighted Average Contractual Life (years)
Outstanding and Exercisable - December 31, 2024	701,103	$4.11	$15.09	0.63
Forfeited or expired	(621,103)	4.07	14.76	—
Outstanding and Exercisable - June 30, 2025	80,000	4.44	17.67	1.86

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)
During the first and second quarters of 2025, the Company granted to directors and employees, under the 2019 Equity Incentive Plan, 238,186 restricted stock awards with a total grant date fair value of $2.8 million. Of these grants, 41,679 vest one year from the date of grant, 6,183 vest in equal installments over a two-year period beginning one year from the date of grant, and 190,324 vest in equal installments over a three-year period beginning one year from the date of grant. The Company also issued 59,735 performance-based restricted stock units to its executive officers with a total grant date fair value of $697,000. Vesting of the performance-based restricted stock units will be based on achievement of certain levels of Core Return on Average Assets and will cliff vest after a three-year measurement period ending on January 24, 2028. At the end of the performance period, the number of actual shares to be awarded may vary between 0% and 225% of target amounts.

The following is a summary of the status of the Company’s restricted stock awards and performance-based restricted stock units at June 30, 2025, and changes therein during the six months then ended.

	Restricted Stock Awards	Weighted Average Grant Date Fair Value	Performance Stock Awards	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2024	337,774	$13.71	93,608	$14.19
Granted	238,186	11.66	59,735	11.66
Vested	(184,309)	13.90	—	—
Forfeited	—	—	(20,631)	15.78
Non-vested at June 30, 2025	391,651	12.37	132,712	12.80

Expected future stock award expense related to the non-vested restricted share awards as of June 30, 2025, was $3.7 million over a weighted average period of 1.8 years. Expected future stock award expense related to the non-vested performance share awards as of June 30, 2025, was $900,000 over a weighted average period of 1.8 years.
During the three months ended June 30, 2025, and June 30, 2024, the Company recorded $784,000 and $295,000, respectively, of stock-based compensation related to the above plan. During the six months ended June 30, 2025 and June 30, 2024, the Company recorded $1.5 million and $915,000, respectively, of stock-based compensation related to the above plan.

Note 10 – Fair Value Measurements
The following tables present the assets reported on the consolidated balance sheets at their estimated fair value as of June 30, 2025, and December 31, 2024, by level within the fair value hierarchy as required by the Fair Value Measurements and Disclosures Topic of the Financial Accounting Standards Board (“FASB”) ASC. Financial assets and liabilities are classified in their entirety based on the level of input that is significant to the fair value measurement. The fair value hierarchy is as follows:

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

	Fair Value Measurements at June 30, 2025 Using:
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Measured on a recurring basis:
Assets:
Investment securities:
Debt securities available-for-sale:
U.S. Government agency securities	$613	$—	$613	$—
Mortgage-backed securities:
Pass-through certificates:
GSE	327,395	—	327,395	—
REMICs:
GSE	942,565	—	942,565	—
Total mortgage-backed securities	1,269,960	—	1,269,960	—
Other debt securities:
Municipal bonds	684	—	684	—
Corporate bonds	29,718	—	29,718	—
	30,402	—	30,402	—
Total debt securities available-for-sale	1,300,975	—	1,300,975	—
Trading securities	14,052	14,052	—	—
Equity securities (1)	1,278	1,278	—	—
Total	$1,316,305	$15,330	$1,300,975	$—
Measured on a non-recurring basis:
Assets:
Loans individually evaluated for impairment:
Real estate loans:
Commercial real estate	$2,846	$—	$—	$2,846
Multifamily	1,705	—	—	1,705
Home equity and lines of credit	18	—	—	18
Total individually evaluated real estate loans	4,569	—	—	4,569
Commercial and industrial loans	2,812	—	—	2,812
Total	$7,381	$—	$—	$7,381

(1) Excludes investment measured at net asset value of $5.0 million at June 30, 2025, which has not been classified in the fair value hierarchy.

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
The following table presents qualitative information for Level 3 assets measured at fair value on a non-recurring basis at June 30, 2025 (dollars in thousands):

	Fair Value	Valuation Methodology	Unobservable Inputs	Range of Inputs
	(in thousands)
Individually evaluated loans:
Commercial real estate	$2,846	Appraisals	Adjustments to selling costs	7.0% - 10.0%
Multifamily	1,705	Appraisals	Adjustments to selling costs	0% - 10.0%
Home equity and lines of credit	18	Discounted cash flows	Interest rates	6.0%
Commercial and industrial loans	2,812	Discounted cash flows	Interest rates	4.0% - 15.0%

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)
The following table presents qualitative information for Level 3 assets measured at fair value on a non-recurring basis at December 31, 2024 (dollars in thousands):

	Fair Value	Valuation Methodology	Unobservable Inputs	Range of Inputs
	(in thousands)
Individually evaluated loans:
Commercial real estate	$1,083	Appraisals	Adjustments to selling costs	7.0% - 10.0%
Multifamily	1,727	Appraisals	Adjustments to selling costs	0% - 10.0%
Home equity and lines of credit	18	Discounted cash flows	Interest rates	6.0%
Commercial and industrial loans	1,291	Discounted cash flows	Interest rates	6.0% - 50.0%
The valuation techniques described below were used to measure fair value of financial instruments in the tables below on a recurring basis and a non-recurring basis at June 30, 2025 and December 31, 2024.
Debt Securities Available for Sale: The estimated fair values for mortgage-backed securities, corporate, and other debt securities are obtained from an independent nationally recognized third-party pricing service. The estimated fair values are derived primarily from cash flow models, which include assumptions for interest rates, credit losses, and prepayment speeds. Broker/dealer quotes are utilized as well, when such quotes are available and deemed representative of the market. The significant inputs utilized in the cash flow models are based on market data obtained from sources independent of the Company (Observable Inputs), and are therefore classified as Level 2 within the fair value hierarchy. There were no transfers of securities between Level 1 and Level 2 during the six months ended June 30, 2025 or June 30, 2024.
Trading Securities: Fair values are derived from quoted market prices in active markets. The assets consist of publicly traded mutual funds.

Equity Securities: Fair values of equity securities consisting of publicly traded mutual funds are derived from quoted market prices in active markets.

Loans Individually Evaluated for Impairment: At June 30, 2025, and December 31, 2024, the Company had loans individually evaluated for impairment (excluding PCD loans) with outstanding principal balances of $11.0 million and $7.2 million, respectively, which were recorded at their estimated fair value of $7.4 million and $4.1 million, respectively. The Company recorded a net decrease in the specific reserve for impaired loans of $77,000 and $2,000 for the six months ended June 30, 2025, and June 30, 2024, respectively. Net charge-offs of $3.7 million and $2.6 million were recorded for the six months ended June 30, 2025, and June 30, 2024, respectively, utilizing Level 3 inputs. For purposes of estimating the fair value of impaired loans, management utilizes independent appraisals, if the loan is collateral-dependent, adjusted downward by management, as necessary, for changes in relevant valuation factors subsequent to the appraisal date, or the present value of expected future cash flows for non-collateral dependent loans and TDRs.

Other Real Estate Owned: At June 30, 2025, and December 31, 2024, the Company had no assets acquired through foreclosure.

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

The estimated fair values of the Company’s significant financial instruments at June 30, 2025, and December 31, 2024, are presented in the following tables (in thousands):

	June 30, 2025
		Estimated Fair Value
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$97,637	$97,637	$—	$—	$97,637
Trading securities	14,052	14,052	—	—	14,052
Debt securities available-for-sale	1,300,975	—	1,300,975	—	1,300,975
Debt securities held-to-maturity	8,454	—	8,108	—	8,108
Equity securities (1)	1,278	1,278	—	—	1,278
FHLBNY stock, at cost	43,664	N/A	N/A	N/A	N/A
Net loans held-for-investment	3,884,493	—	—	3,720,195	3,720,195
Derivative assets	4,563	—	4,563	—	4,563
Financial liabilities:
Deposits	$3,986,187	$—	$3,986,862	$—	$3,986,862
FHLB advances and other borrowings (including securities sold under agreements to repurchase)	831,920	—	829,715	—	829,715
Subordinated debentures, net of issuance costs	61,554	—	54,960	—	54,960
Advance payments by borrowers for taxes and insurance	25,287	—	25,287	—	25,287
Derivative liabilities	4,567	—	4,567	—	4,567

(1) Excludes investment measured at net asset value of $5.0 million at June 30, 2025, which has not been classified in the fair value hierarchy.

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

The following is a summary of the Company’s earnings per share calculations and reconciliation of basic to diluted earnings per share for the periods indicated (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income available to common stockholders	$9,571	$5,957	$17,447	$12,171

Weighted average shares outstanding-basic	40,183,613	41,999,541	40,522,193	42,181,306
Effect of non-vested restricted stock and stock, performance-based restricted stock units and options outstanding	21,220	3,109	39,760	22,409
Weighted average shares outstanding-diluted	40,204,833	42,002,650	40,561,953	42,203,715
Earnings per share-basic	$0.24	$0.14	$0.43	$0.29
Earnings per share-diluted	$0.24	$0.14	$0.43	$0.29
Anti-dilutive shares	1,094,609	1,921,851	1,091,049	1,891,367

Note 12 – Leases

The Company’s leases primarily relate to real estate property for branches and office space with terms extending from three months up to 30 years. At June 30, 2025, all of the Company’s leases are classified as operating leases, which are required to be recognized on the consolidated balance sheets as a right-of-use asset and a corresponding lease liability.

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

At June 30, 2025, the Company’s operating lease right-of-use assets and operating lease liabilities included on the consolidated balance sheet were $26.2 million and $30.3 million, respectively. At December 31, 2024, the Company’s operating lease right-of-use assets and operating lease liabilities included on the consolidated balance sheet were $27.8 million and $32.2 million, respectively. Operating lease expense is recognized on a straight-line basis over the lease term, while variable lease payments are recognized as incurred. Variable lease payments include common area maintenance charges, real estate taxes, repairs and maintenance costs and utilities. Operating and variable lease expenses are recorded in occupancy expense on the consolidated statements of comprehensive income.

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)
Supplemental lease information at or for the three and six months ended June 30, 2025, and June 30, 2024 is as follows (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

Operating lease cost	$1,465	$1,443	$2,927	$2,930
Variable lease cost	1,037	872	2,237	1,964
Net lease cost	$2,502	$2,315	$5,164	$4,894
Cash paid for amounts included in measurement of operating lease liabilities	$1,620	$1,577	$3,234	$3,200
Right-of-use assets obtained in exchange for new operating lease liabilities	$—	$372	$753	$1,432
Weighted average remaining lease term			10.75 years	10.82 years
Weighted average discount rate			3.71%	3.65%
The following table summarizes lease payment obligations for each of the next five years and thereafter in addition to a reconcilement to the Company's current lease liability (in thousands):

Year	Amount
2025	$3,119
2026	5,599
2027	4,645
2028	4,387
2029	2,922
Thereafter	17,286
Total lease payments	37,958
Less: imputed interest	(7,672)
Present value of lease liabilities	$30,286
As of June 30, 2025, the Company had not entered into any leases that have not yet commenced.

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
At June 30, 2025, the Company had 13 interest rate swaps with a notional amount of $92.6 million. At December 31, 2024, the Company had 13 interest rate swaps with a notional amount of $95.7 million. The Company recorded no fee income related to these swaps for the three and six months ended June 30, 2025 and 2024.

The table below presents the fair value of the derivatives as well as their location on the consolidated balance sheets (in thousands):

	Fair Value
Balance Sheet Location	June 30, 2025	December 31, 2024
Other assets	$4,563	$5,149
Other liabilities	4,567	5,152

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)
(14) - Segment Information
The Company's reportable segment is determined by the Chief Operating Decision Maker (“CODM”), based upon information provided about the Company's products and services offered, primarily banking operations, originating loans and offering a variety of deposit products. The segment is also distinguished by the level of information provided by the CODM, who uses such information to review performance of various components of the business (such as branches) which are then aggregated if operating performance, products and services, and customers are similar. The CODM will evaluate the performance of the Company's business components such as by evaluating revenue streams, significant expenses, and budget to actual results in assessing the Company's segment and in the determination of allocating resources. The CODM uses the revenue streams to evaluate product pricing and significant expenses to assess performance and evaluate return on assets. The CODM uses consolidated net income to benchmark the Company against its competitors. The benchmarking analysis coupled with monitoring of budget to actual results are used in assessment performance and in establishing compensation. Loans and investments provide the revenues in the banking operations. Interest expense, provisions for credit losses, and payroll provide the significant expenses in the banking operations. The Company's operations are all domestic.
Segment performance is evaluated using consolidated net income. Information reported internally for performance assessment by the CODM follows, inclusive of reconciliations of significant segment totals to the consolidated financial statements.

	Banking Segment
	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands)
Interest income	$62,425	$60,220	$122,517	$118,868
Reconciliation of revenue
Other revenues - non-interest income	4,526	2,859	7,548	6,240
Total consolidated revenues	66,951	63,079	130,065	125,108
Less:
Interest expense	28,029	31,533	56,330	62,297
Segment net interest income and non-interest income	38,922	31,546	73,735	62,811
Less:
Compensation and employee benefits	13,728	13,388	25,503	26,153
Provision (benefit) for credit losses	2,086	(618)	4,668	(203)
Other segment items (1) (2) (3)	9,242	9,605	18,902	19,172
Income tax expense	4,295	3,214	7,215	5,518
Segment expenses	29,351	25,589	56,288	50,640
Segment net income	$9,571	$5,957	$17,447	$12,171
Segment assets	$5,679,291	$5,746,361	$5,679,291	$5,746,361
Total consolidated assets	$5,679,291	$5,746,361	$5,679,291	$5,746,361

(1) Other segment items include occupancy, furniture and equipment, data processing, professional fees, advertising, FDIC insurance and other miscellaneous expenses.
(2) Includes depreciation expense of $809,000 and $1.6 million for the three and six months ended June 30, 2025, respectively, and $914,000 and $1.8 million for the three and six months ended June 30, 2024, respectively.
(3) Includes amortization expense of $2.4 million and $4.9 million for the three and six months ended June 30, 2025, respectively, and $1.5 million and $2.2 million for the three and six months ended June 30, 2024, respectively.

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
These forward-looking statements are based on the current beliefs and expectations of our management and are subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control. In addition, these forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to change.

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:
•general economic conditions, internationally, nationally, or in our market areas, including inflationary and/or recessionary pressures, employment prospects, fluctuations in residential and commercial real estate values and market conditions, military conflict, geopolitical risks, and downgrades of the U.S. credit rating;
•competition among depository and other financial institutions, including with respect to fees and interest rates;
•changes in the interest rate environment that reduce our margins and yields, or reduce the market value of our assets, including the fair value of financial instruments or our ability to originate loans;
•adverse changes in the securities or credit markets, and changes in investor sentiment;
•changes in laws, tax policies, government regulations or policies affecting financial institutions;
•changes in regulatory fees, assessments, and capital requirements;
•the imposition of tariffs or other domestic or international governmental policies and retaliatory responses;
•changes in the quality and/or composition of our loan and securities portfolios, changes in prepayment speeds, charge-offs, and changes in the estimates or methodology used to determine our allowance for credit losses;
•changes in the size and composition of our deposit portfolio and the percentage of uninsured deposits in the portfolio;
•our ability to manage our liquidity, including unanticipated changes in our liquidity position, changes in our access to or the cost of funding, and our ability to secure alternate funding sources;
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
•technological enhancements;
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

Critical Accounting Policies

Note 1 to the Company’s Audited Consolidated Financial Statements for the year ended December 31, 2024, included in the Company’s Annual Report on Form 10-K, as supplemented by this report, contains a summary of significant accounting policies. Various elements of these accounting policies are subject to estimation techniques, valuation assumptions, and other subjective assessments. Certain assets are carried on the consolidated balance sheets at estimated fair value or the lower of cost or estimated fair value. Policies with respect to the methodologies used to determine the allowance for credit losses on loans and judgments regarding the valuation allowance against deferred tax assets are the most critical accounting policies because they are important to the presentation of the Company’s financial condition and results of operations, involve a higher degree of complexity, and require management to make subjective judgments which often require assumptions or estimates about highly uncertain matters. The use of different judgments, assumptions, and estimates could result in material differences in the results of operations or financial condition. These critical accounting policies and their application are reviewed periodically and, at least annually, with the Audit Committee of the Board of Directors.
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

For a further discussion of our critical accounting policies, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2024.

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
Net income was $17.4 million for the six months ended June 30, 2025, as compared to $12.2 million for the six months ended June 30, 2024. The increase in net income for the six months ended June 30, 2025, as compared to the six months ended June 30, 2024, was primarily the result of an increase in net interest income, attributable to lower funding costs and higher yields on interest-earning assets, partially offset by an increase in the provision for credit losses on loans. Net income for the six months ended June 30, 2025, included $580,000 of additional tax expense related to options that expired in May 2025. Net income for the six months ended June 30, 2024, included $795,000 of additional tax expense related to options that expired in June 2024, and $683,000 of severance expense. Basic and diluted earnings per common share were $0.43 for the six months ended June 30, 2025, compared to basic and diluted earnings per common share of $0.29 for the six months ended June 30, 2024. For the six months ended June 30, 2025, our return on average assets was 0.62%, as compared to 0.42% for the six months ended June 30, 2024. For the six months ended June 30, 2025, our return on average stockholders’ equity was 4.97% as compared to 3.52% for the six months ended June 30, 2024.
Comparison of Financial Condition at June 30, 2025 and December 31, 2024
Total assets increased by $12.9 million, or 0.2%, to $5.68 billion at June 30, 2025, from $5.67 billion at December 31, 2024. The increase was primarily due to an increase in available-for-sale debt securities of $200.2 million, or 18.2%, partially offset by decreases in loans receivable of $106.5 million, or 2.6%, cash and cash equivalents of $70.1 million, or 41.8%, and other assets of $9.6 million, or 20.4%.

Cash and cash equivalents decreased by $70.1 million, or 41.8%, to $97.6 million at June 30, 2025, from $167.7 million at December 31, 2024, as excess liquidity was deployed into purchasing higher-yielding mortgage-backed securities. Balances fluctuate based on the timing of receipt of security and loan repayments and deposit inflows and borrowings and the redeployment of cash into higher-yielding assets such as loans and securities, or the funding of deposit outflows or borrowing maturities.

The Company’s available-for-sale debt securities portfolio increased by $200.2 million, or 18.2%, to $1.30 billion at June 30, 2025, from $1.10 billion at December 31, 2024. The increase was primarily attributable to purchases of mortgage-backed securities, partially offset by paydowns and maturities. At June 30, 2025, $1.27 billion of the portfolio consisted of residential mortgage-backed securities issued or guaranteed by Fannie Mae, Freddie Mac, or Ginnie Mae. In addition, the Company held $29.7 million in corporate bonds, substantially all of which were investment grade, $684,000 in municipal bonds and $613,000 in U.S. Government agency securities at June 30, 2025. Unrealized losses, net of tax, on available-for-sale debt securities and held-to-maturity securities approximated $14.6 million and $276,000, respectively, at June 30, 2025, and $21.8 million and $400,000, respectively, at December 31, 2024. The decrease in unrealized losses from December 31, 2024, was due to a decrease in interest rates in 2025, causing market prices to increase. The effective duration of the securities portfolio at June 30, 2025 was 1.38 years.

Equity securities were $6.3 million at June 30, 2025 and $14.3 million at December 31, 2024. At June 30, 2025, equity securities were primarily comprised of an investment in a Small Business Administration ("SBA") Loan Fund. This investment in the SBA Loan Fund is utilized by the Bank to satisfy its Community Reinvestment Act lending requirements. The decrease in equity securities was due to a redemption, at par, of $5.0 million of our investment in the SBA Loan Fund during the quarter ended June 30, 2025, and a $3.0 million decrease in money market mutual funds.

Loans held-for-investment, net, decreased by $101.6 million, or 2.5%, to $3.92 billion at June 30, 2025 from $4.02 billion at December 31, 2024, primarily due to a decrease in multifamily real estate loans, partially offset by increases in one-to-four family residential mortgage and home equity and lines of credit loans. The decrease in loan balances reflects the Company's continued strategic focus on managing concentration risk within its commercial and multifamily real estate loan portfolios, while maintaining disciplined loan pricing. Multifamily loans decreased $114.4 million, or 4.4%, to $2.48 billion at June 30, 2025 from $2.60 billion at December 31, 2024, commercial and industrial loans decreased $4.9 million, or 3.0%, to $158.5 million at June 30, 2025 from $163.4 million at December 31, 2024, commercial real estate loans decreased $3.7 million, or 0.4%, to $886.1 million at June 30, 2025 from $889.8 million at December 31, 2024, and construction and land loans decreased $3.6 million, or 10.0%, to $32.3 million at June 30, 2025 from $35.9 million at December 31, 2024. Partially offsetting these decreases was an increase in home equity and lines of credit of $12.8 million, or 7.3%, to $186.8 million at June 30, 2025 from $174.1 million at December 31, 2024, attributable to new originations, existing customers drawing down on their lines of credit, and decreases in paydowns, and an increase in one-to-four family residential loans of $12.5 million, or 8.3%, to $162.8 million at June 30, 2025 from $150.2 million at December 31, 2024, attributable to a combination of retail originations through our recently established mortgage department and the purchase of residential mortgage pools from other banks.

The following table represents the Company's loan balances and associated percentage of each major category in the Company's loan portfolio as of June 30, 2025 and December 31, 2024:

	June 30, 2025		December 31, 2024
	Amount	% of Total	Amount	% of Total
Real estate loans:
Multifamily	$2,483,078	63.3%	$2,597,484	64.6%
Commercial mortgage	886,135	22.6	889,801	22.1
One-to-four family residential mortgage	162,750	4.2	150,217	3.7
Home equity and lines of credit	186,848	4.8	174,062	4.3
Construction and land	32,300	0.8	35,897	0.9
Total real estate loans	3,751,111	95.7%	3,847,461	95.6%
Commercial and industrial loans	158,539	4.0	163,425	4.1
Other loans	2,008	0.1	2,165	0.1
Total commercial and industrial and other loans	160,547	4.1%	165,590	4.2%
Loans held-for-investment, net (excluding purchased credit-deteriorated (“PCD”) loans	3,911,658	99.8	4,013,051	99.8
PCD loans	8,955	0.2	9,173	0.2
Total loans held-for-investment, net	$3,920,613	100.0%	$4,022,224	100.0%

The following table summarizes commercial mortgage real estate loans by property type and owner-occupied status as a percentage of the total commercial mortgage real estate portfolio as of June 30, 2025:

	June 30, 2025
	Concentration by Property Type		Percentage of Total
	Amount	% of Total	Owner-Occupied	Non-Owner Occupied
Office buildings	$178,736	20.1%	7.8%	12.3%
Mixed use (majority of space is non-residential)	159,263	18.0	2.6	15.4
Retail	138,931	15.7	2.3	13.4
Warehousing	123,810	14.0	12.6	1.4
Manufacturing	65,795	7.4	5.1	2.3
Healthcare facilities	59,449	6.7	5.3	1.4
Accommodations (hotel/motel)	48,911	5.5	—	5.5
Services	36,279	4.1	2.7	1.4
Recreational	12,343	1.4	1.3	0.1
Schools/daycare	12,298	1.4	1.1	0.3
Restaurants	4,991	0.6	0.3	0.3
Other	45,329	5.1	2.3	2.8
Total commercial real estate loans	$886,135	100.0%	43.4%	56.6%

The Company obtains an appraisal of the real estate collateral securing a commercial real estate loan prior to originating the loan. The appraised value is used to calculate the ratio of the outstanding loan balance to the value of the real estate collateral, or loan-to-value ratio ("LTV"). The original appraisal is used to monitor the LTVs within the commercial real estate portfolio unless an updated appraisal is received, which may happen for a variety of reasons, including but not limited to payment delinquency, additional loan requests using the same collateral, and loan modifications. The following table presents the ranges in the LTVs of our commercial mortgage loans at June 30, 2025:

LTV Range %	Number of Loans	Amount
		(Dollars in thousands)
0 - 25	193	$72,932
>25 - 50	247	320,609
>50 - 60	107	219,850
>60 - 70	80	230,217
>70 - 80	21	37,345
>80 - 90	1	174
>90	3	5,008
Total commercial real estate loans	652	$886,135
The following table summarizes the commercial real estate portfolio by geographic region in which the loans were originated as a percentage of total commercial real estate loans as of June 30, 2025:

Geographic Region	Amount	Percent
	(Dollars in thousands)
New York	$470,083	53%
New Jersey	389,195	44%
Pennsylvania and Other	26,857	3%
Total commercial real estate loans	$886,135	100%
As of June 30, 2025, non-owner occupied commercial real estate loans (as defined by regulatory guidance) to total risk-based capital was estimated at approximately 416%. Management believes that Northfield Bank (the “Bank”) maintains appropriate risk management practices including risk assessments, board-approved underwriting policies and related procedures, which includes monitoring Bank portfolio performance, performing market analysis (economic and real estate), and stressing of the Bank’s commercial real estate portfolio under severe, adverse economic conditions. Although management believes the Bank has implemented appropriate policies and procedures to manage its commercial real estate concentration risk, the Bank’s regulators could require it to implement additional policies and procedures or could require it to maintain higher levels of regulatory capital, which might adversely affect its loan originations, the Company's ability to pay dividends, and overall profitability.

Our real estate portfolio includes credit risk exposure to loans collateralized by office buildings and multifamily properties in New York subject to some form of rent regulation limiting rent increases for rent stabilized multifamily properties. At June 30, 2025, office-related loans represented $178.8 million, or 4.6% of our total loan portfolio, with an average balance of $1.8 million (although we have originated these type of loans in amounts substantially greater than this average) and a weighted average loan-to-value ratio of 58%. Approximately 39% were owner-occupied. The geographic locations of the properties collateralizing our office-related loans are: 49.9% in New York, 48.6% in New Jersey and 1.5% in Pennsylvania. At June 30, 2025, our largest office-related loan had a principal balance of $90.0 million (with a net active principal balance for the Bank of $29.3 million as we have a 33.3% participation interest), was secured by an office facility located in Staten Island, New York, and was performing in accordance with its original contractual terms. At June 30, 2025, multifamily loans that have some form of rent stabilization or rent control totaled $434.1 million, or 11% of our total loan portfolio, with an average balance of $1.7 million (although we have originated these type of loans in amounts substantially greater than this average) and a weighted average loan-to-value ratio of 50%. At June 30, 2025, our largest rent-regulated loan had a principal balance of $16.6 million, was secured by an apartment building located in Staten Island, New York, and was performing in accordance with its original contractual terms. Management continues to closely monitor its office and rent-regulated portfolios. For further details on our rent-regulated multifamily portfolio see “Asset Quality”.
Purchased credit-deteriorated (“PCD”) loans totaled $9.0 million and $9.2 million at June 30, 2025 and December 31, 2024, respectively. The majority of the PCD loan balance consists of loans acquired as part of a Federal Deposit Insurance Corporation-assisted transaction. The Company accreted interest income of $247,000 and $469,000, attributable to PCD loans for the three and six months ended June 30, 2025, as compared to $321,000 and $747,000 for the three and six months ended June 30, 2024, respectively. PCD loans had an allowance for credit losses of approximately $2.7 million at June 30, 2025.
Other assets decreased by $9.6 million, or 20.4%, to $37.4 million at June 30, 2025, from $46.9 million as of December 31, 2024. The decrease was primarily attributable to a decrease in deferred tax assets associated with a decrease in unrealized losses on the securities available-for-sale portfolio.

Total liabilities increased $7.3 million, or 0.1%, to $4.97 billion at June 30, 2025, from $4.96 billion at December 31, 2024. The increase was primarily attributable to an increase in borrowings of $165.5 million, partially offset by a decrease in deposits of $152.3 million. Brokered deposits decreased by $188.4 million, or 71.5%, as the Company placed less reliance on brokered deposits, which were used as a lower-cost alternative to borrowings in the fourth quarter of 2024. The Company routinely utilizes brokered deposits and borrowed funds to manage interest rate risk, the cost of interest-bearing liabilities, and funding needs related to loan originations and deposit activity.
Deposits, excluding brokered deposits, increased $36.0 million, or 0.9%. The increase in deposits, excluding brokered deposits, was primarily attributable to increases of $73.7 million in transaction accounts and $9.6 million in time deposits, partially offset by decreases of $29.2 million in savings accounts, and $18.0 million in money market accounts. Growth in transaction accounts was primarily due to new municipal relationships and new commercial customer relationships. The decrease in savings and money market accounts was due to a seasonal reduction in municipal and business customer deposit balances. Estimated gross uninsured deposits at June 30, 2025 were $1.87 billion. This total includes fully collateralized uninsured governmental deposits and intercompany deposits of $940.6 million, leaving estimated uninsured deposits of approximately $929.2 million, or 23.1%, of total deposits. At December 31, 2024, estimated uninsured deposits, excluding fully collateralized uninsured governmental deposits and intercompany deposits, totaled $896.5 million, or 21.7% of total deposits.
Borrowed funds increased to $893.5 million at June 30, 2025, from $727.8 million at December 31, 2024, primarily due to a $55.0 million increase in borrowings under an overnight line of credit, and a $110.5 million increase in other borrowings. Management utilizes borrowings to mitigate interest rate risk, for short-term liquidity, and to a lesser extent from time to time, as part of leverage strategies.

The following table sets forth term borrowing maturities (excluding overnight borrowings, floating rate advances, and subordinated debt) and the weighted average rate by year at June 30, 2025 (dollars in thousands):

Year	Amount	Weighted Average Rate
2025	$295,684	4.44%
2026	148,000	4.36%
2027	173,000	3.19%
2028	154,288	3.96%
	$770,972	4.05%
Total stockholders’ equity increased by $5.6 million to $710.3 million at June 30, 2025, from $704.7 million at December 31, 2024. The increase was attributable to net income of $17.4 million for the six months ended June 30, 2025, an $11.9 million increase in accumulated other comprehensive income associated with an increase in the estimated fair value of our debt securities available-for-sale portfolio, and a $2.0 million increase in equity award activity, partially offset by $15.0 million in stock repurchases and $10.7 million in dividend payments. On February 26, 2025, the Board of Directors of the Company approved a $5.0 million stock repurchase program, and on April 23, 2025, the Board of Directors approved a $10.0 million stock repurchase program. During the six months ended June 30, 2025, the Company repurchased 1.3 million shares of its common stock outstanding at an average price of $11.52 for a total of $15.0 million pursuant to the approved stock repurchase plans. As of June 30, 2025, the Company has no outstanding repurchase program.
Comparison of Operating Results for the Six Months Ended June 30, 2025 and 2024
Net Income. Net income was $17.4 million and $12.2 million for the six months ended June 30, 2025 and June 30, 2024, respectively. Significant variances from the comparable prior year period are as follows: a $9.6 million increase in net interest income, a $4.9 million increase in the provision for credit losses on loans, a $1.3 million increase in non-interest income, a $920,000 decrease in non-interest expense, and a $1.7 million increase in income tax expense.

Interest Income. Interest income increased $3.6 million, or 3.1%, to $122.5 million for the six months ended June 30, 2025, from $118.9 million for the six months ended June 30, 2024, primarily due to a 25 basis point increase in the yield on interest-earning assets, due to higher yields on mortgage-backed securities and loans, partially offset by a $128.0 million, or 2.3%, decrease in the average balance of interest-earning assets. The decrease was primarily due to decreases in the average balance of loans of $175.5 million, the average balance of other securities of $275.8 million, and the average balance of interest-earning deposits in financial institutions of $128.1 million, partially offset by an increase in the average balance of mortgage-backed securities of $453.4 million. The changes reflect the purchase of higher-yielding mortgage-related securities with excess cash and proceeds from the maturities of other securities. The Company accreted interest income related to PCD loans of $469,000 for the six months ended June 30, 2025, as compared to $747,000 for the six months ended June 30, 2024. Interest income for the six months ended June 30, 2025, included loan prepayment income of $767,000 as compared to $561,000 for the six months ended June 30, 2024. Additionally, interest income for the six months ended June 30, 2025, included $609,000 of interest income related to the settlement of a non-accrual loan in May 2025.

Interest Expense. Interest expense decreased $6.0 million, or 9.6%, to $56.3 million for the six months ended June 30, 2025, as compared to $62.3 million for the six months ended June 30, 2024. The decrease was primarily due to a decrease in the average balance of interest-bearing liabilities of $141.5 million, or 3.3%, as well as a decrease in the cost of interest-bearing liabilities, which decreased by 18 basis points to 2.74% for the six months ended June 30, 2025, from 2.92% for the six months ended June 30, 2024. The average balance of interest-bearing liabilities decreased primarily due to a $378.9 million, or 35.2%, decrease in the average balance of borrowed funds which was primarily due to the repayment of borrowings from the Federal Reserve Bank in the fourth quarter of 2024. In January 2024, the Company borrowed $300.0 million from the Federal Reserve Bank through the Bank Term Funding Program (“BTFP”) at favorable terms and conditions and invested the proceeds in higher-yielding interest-bearing deposits in other financial institutions and investment securities. This was partially offset by a $237.2 million, or 7.5%, increase in the average balance of interest-bearing deposits, primarily certificates of deposit. The decrease in the cost of interest-bearing liabilities was driven primarily by an eight basis point decrease in the cost of interest-bearing deposits to 2.47% from 2.55% and a four basis point decrease in the cost of borrowings to 3.83% from 3.87%.
Net Interest Income. Net interest income for the six months ended June 30, 2025, increased $9.6 million, or 17.0%, to $66.2 million, from $56.6 million for the six months ended June 30, 2024, primarily due to a 42 basis point increase in net interest margin to 2.48% from 2.06% for the six months ended June 30, 2024. The increase in net interest margin was primarily due to higher yields on loans and mortgage-backed securities, coupled with a decrease in the cost of interest-bearing liabilities.

Provision for Credit Losses. The provision for credit losses on loans increased by $4.9 million to $4.7 million for the six months ended June 30, 2025, compared to a benefit of $203,000 for the six months ended June 30, 2024, primarily due to an increase in general reserves related to a worsening macroeconomic forecast in the current quarter within our CECL model, an increase in specific reserves of $1.2 million, changes in model assumptions, including a reduction in prepayment speeds due to our annual process of recasting our CECL model inputs, and higher net charge-offs. Partially offsetting the increase in reserves was a decline in loan balances. Net charge-offs were $3.7 million for the six months ended June 30, 2025, primarily due to $3.2 million in net charge-offs on small business unsecured commercial and industrial loans, as compared to net charge-offs of $2.6 million for the six months ended June 30, 2024. Management continues to closely monitor the small business unsecured commercial and industrial loan portfolio, which totaled $24.0 million at June 30, 2025.

Non-interest Income. Non-interest income increased by $1.3 million, or 21.0%, to $7.5 million for the six months ended June 30, 2025, compared to $6.2 million for the six months ended June 30, 2024. The increase was primarily due to an increase in income on bank-owned life insurance of $1.4 million, primarily related to the exchange of certain policies in the fourth quarter of 2024 which have higher yields, partially offset by a $178,000 decrease in gains on trading securities. Gains on trading securities in the six months ended June 30, 2025, were $709,000, as compared to gains of $887,000 in the six months ended June 30, 2024. The trading portfolio is utilized to fund the Company’s deferred compensation obligation to certain employees and directors of the plan. The participants of this plan, at their election, defer a portion of their compensation. Gains and losses on trading securities have no effect on net income since participants benefit from, and bear the full risk of changes in the trading securities market values. Therefore, the Company records an equal and offsetting amount in compensation expense, reflecting the change in the Company’s obligations under the plan.

Non-interest Expense. Non-interest expense decreased by $920,000, or 2.0%, to $44.4 million for the six months ended June 30, 2025, compared to $45.3 million for the six months ended June 30, 2024. The decrease was primarily due to a $650,000 decrease in employee compensation and benefits, primarily due to severance expense of $683,000 recorded during the six months ended June 30, 2024, and a $178,000 decrease in deferred compensation expense, which is described above, and had no effect on net income. Partially offsetting the decreases was higher stock compensation expense as the prior year included a credit of $461,000 related to performance stock awards not expected to vest. Additionally, there was a $456,000 decrease in advertising expense attributable to a change in marketing strategy and the timing of specific deposit and lending campaigns, and a $311,000 decrease in other expense. Partially offsetting the decreases was a $485,000 increase in professional fees related to outsourced audit services and recruitment fees.

Income Tax Expense. The Company recorded income tax expense of $7.2 million for the six months ended June 30, 2025, compared to $5.5 million for the six months ended June 30, 2024. The effective tax rate for the six months ended June 30, 2025, was 29.3% compared to 31.2% for the six months ended June 30, 2024. In May 2025, options granted in 2015 expired and resulted in additional tax expense of $580,000 for the six months ended June 30, 2025, as compared to options granted in 2014 that expired in June 2024 and resulted in additional tax expense of $795,000 for the six months ended June 30, 2024.

The following table sets forth average balances, average yields and costs, and certain other information for the periods indicated.

	For the Six Months Ended
	June 30, 2025			June 30, 2024
	Average Outstanding Balance	Interest	Average Yield/ Rate (1)	Average Outstanding Balance	Interest	Average Yield/ Rate (1)
Interest-earning assets:
Loans (2)	$3,975,872	$91,944	4.66%	$4,151,387	$92,014	4.46%
Mortgage-backed securities (3)	1,190,095	25,897	4.39	736,654	11,753	3.21
Other securities (3)	87,150	1,239	2.87	362,917	7,347	4.07
Federal Home Loan Bank of New York stock	37,078	1,590	8.65	39,153	1,905	9.78
Interest-earning deposits in financial institutions	99,114	1,847	3.76	227,177	5,849	5.18
Total interest-earning assets	5,389,309	122,517	4.58	5,517,288	118,868	4.33
Non-interest-earning assets	278,852			266,065
Total assets	$5,668,161			$5,783,353

Interest-bearing liabilities:
Savings, NOW, and money market accounts	$2,496,970	24,375	1.97%	$2,477,334	25,514	2.07%
Certificates of deposit	895,335	17,101	3.85	677,800	14,423	4.28
Total interest-bearing deposits	3,392,305	41,476	2.47	3,155,134	39,937	2.55
Borrowed funds	696,082	13,207	3.83	1,074,957	20,704	3.87
Subordinated debt	61,489	1,647	5.40	61,266	1,656	5.44
Total interest-bearing liabilities	4,149,876	56,330	2.74	4,291,357	62,297	2.92
Non-interest bearing deposits	715,003			695,512
Accrued expenses and other liabilities	94,934			101,339
Total liabilities	4,959,813			5,088,208
Stockholders' equity	708,348			695,145
Total liabilities and stockholders' equity	$5,668,161			$5,783,353

Net interest income		$66,187			$56,571
Net interest rate spread (4)			1.84%			1.41%
Net interest-earning assets (5)	$1,239,433			$1,225,931
Net interest margin (6)			2.48%			2.06%
Average interest-earning assets to interest-bearing liabilities			129.87%			128.57%

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

Comparison of Operating Results for the Three Months Ended June 30, 2025 and 2024

Net Income. Net income was $9.6 million and $6.0 million for the quarters ended June 30, 2025 and June 30, 2024, respectively. Significant variances from the comparable prior year quarter are as follows: a $5.7 million increase in net interest income, a $2.7 increase in the provision for credit losses on loans, a $1.7 million increase in non-interest income, and a $1.1 million increase in income tax expense.

Interest Income. Interest income increased $2.2 million, or 3.7%, to $62.4 million for the quarter ended June 30, 2025, from $60.2 million for the quarter ended June 30, 2024, primarily due to a 28 basis point increase in the yield on interest-earning assets due to higher yields on mortgage-backed securities and loans, partially offset by a $151.7 million, or 2.8%, decrease in the average balance of interest-earning assets. The decrease was primarily due to decreases in the average balance of other securities of $277.3 million, the average balance of loans of $183.3 million and the average balance of interest-earning deposits in financial institutions of $112.0 million, partially offset by an increase in the average balance of mortgage-backed securities of $422.3 million. The changes reflect the purchase of higher-yielding mortgage-related securities with excess cash and proceeds from the maturities of other securities. The Company accreted interest income related to PCD loans of $247,000 for the quarter ended June 30, 2025, as compared to $321,000 for the quarter ended June 30, 2024. Interest income for the quarter ended June 30, 2025, included loan prepayment income of $522,000, as compared to $210,000 for the quarter ended June 30, 2024. Additionally, interest income for the quarter ended June 30, 2025, included $609,000 of interest income related to the settlement of a non-accrual loan in May 2025.
Interest Expense. Interest expense decreased $3.5 million, or 11.1%, to $28.0 million for the quarter ended June 30, 2025, from $31.5 million for the quarter ended June 30, 2024. The decrease in interest expense was primarily due to a decrease in the average balance of interest-bearing liabilities of $177.0 million, or 4.1%, as well as a decrease in the cost of interest-bearing liabilities which decreased by 22 basis points to 2.73% for the three months ended June 30, 2025, from 2.95% for the three months ended June 30, 2024. The average balance of interest-bearing liabilities decreased primarily due to a $344.2 million, or 33.1% decrease in the average balance of borrowed funds which was primarily due to the repayment of borrowings from the Federal Reserve Bank under the BTFP in the fourth quarter of 2024. This was partially offset by a $167.0 million, or 5.2%, increase in the average balance of interest-bearing deposits, primarily certificates of deposit. The decrease in the cost of interest-bearing liabilities was driven by an 18 basis point decrease in the cost of interest-bearing deposits to 2.42% from 2.60%, partially offset by a 10 basis point increase in the cost of borrowed funds to 3.98% from 3.88%.
Net Interest Income. Net interest income for the quarter ended June 30, 2025, increased $5.7 million, or 19.9%, to $34.4 million, from $28.7 million for the quarter ended June 30, 2024, primarily due to a 48 basis point increase in net interest margin to 2.57% for the quarter ended June 30, 2025, from 2.09% for the quarter ended June 30, 2024. The increase in net interest margin was primarily due to higher yields on loans and mortgage-backed securities, coupled with a decrease in the cost of interest-bearing liabilities.

Provision for Credit Losses. The provision for credit losses on loans increased by $2.7 million to $2.1 million for the quarter ended June 30, 2025, from a benefit of $618,000 for the quarter ended June 30, 2024, primarily due to an increase in general reserves related to a worsening macroeconomic forecast in the current quarter within our CECL model, an increase in specific reserves of $1.2 million, and changes in model assumptions, including a reduction in prepayment speeds due to our annual process of recasting our CECL model inputs. Partially offsetting the increase in reserves was a decline in loan balances and lower net charge-offs. Net charge-offs were $887,000 for the quarter ended June 30, 2025, primarily due to $879,000 in net charge-offs on small business unsecured commercial and industrial loans, as compared to net charge-offs of $1.6 million for the quarter ended June 30, 2024.

Non-interest Income. Non-interest income increased by $1.7 million, or 58.3%, to $4.5 million for the quarter ended June 30, 2025, from $2.9 million for the quarter ended June 30, 2024. The increase was primarily due to increases of $820,000 in gains on trading securities and $760,000 in income on bank-owned life insurance, primarily related to the exchange of certain policies in the fourth quarter of 2024 which have higher yields. Gains on trading securities in the three months ended June 30, 2025, were $1.0 million as compared to gains of $188,000 in the quarter ended June 30, 2024. Gains and losses on trading securities have no effect on net income since participants benefit from, and bear the full risk of, changes in the trading securities market values. Therefore, the Company records an equal and offsetting amount in compensation expense, reflecting the change in the Company’s obligations under its deferred compensation plan.

Non-interest Expense. Non-interest expense remained stable at $23.0 million for both quarters ended June 30, 2025 and June 30, 2024. There was a $340,000 increase in employee compensation and benefits, primarily attributable to an $820,000 increase in deferred compensation expense, which is described above, and had no effect on net income, and a $493,000 increase in stock award expense as the prior year included a credit of $461,000 related to performance stock awards not expected to vest. Partially offsetting these increases was a decrease in medical benefit expense of $394,000 and severance expense of $683,000 which was recorded during the six months ended June 30, 2024. Additionally, there were increases of $225,000 in data processing costs attributable to an increase in core system expenses, $222,000 in professional fees primarily due to increased outsourced audit services and legal fees, and $106,000 in occupancy expense attributable to higher utility costs. Partially offsetting the increases were decreases of $188,000 in advertising expense attributable to a change in marketing strategy and the timing of specific deposit and lending campaigns, $475,000 in other expense primarily related to a recovery of costs attributable to the settlement of a non-accrual loan, as well as a decrease in miscellaneous expenses, and $156,000 in credit loss/(benefit) for off-balance sheet exposures. The decrease in credit loss expense/(benefit) for off-balance sheet exposure was due to a benefit of $53,000 recorded during the quarter ended June 30, 2025, as compared to a provision of $103,000 recorded during the quarter ended June 30, 2024.

Income Tax Expense. The Company recorded income tax expense of $4.3 million for the quarter ended June 30, 2025, compared to $3.2 million for the quarter ended June 30, 2024, with the increase due to higher taxable income. The effective tax rate for the quarter ended June 30, 2025 was 31.0%, compared to 35.0% for the quarter ended June 30, 2024. In May 2025, options granted in 2015 expired and resulted in additional tax expense of $580,000 for the quarter ended June 30, 2025, as compared to options granted in 2014 that expired in June 2024 and resulted in additional tax expense of $795,000 for the quarter ended June 30, 2024.

The following table sets forth average balances, average yields and costs, and certain other information for the periods indicated.

	For the Three Months Ended
	June 30, 2025			June 30, 2024
	Average Outstanding Balance	Interest	Average Yield/ Rate (1)	Average Outstanding Balance	Interest	Average Yield/ Rate (1)
Interest-earning assets:
Loans (2)	$3,944,822	$46,661	4.74%	$4,128,105	$45,967	4.48%
Mortgage-backed securities (3)	1,246,843	13,888	4.47	824,498	7,355	3.59
Other securities (3)	56,559	442	3.13	333,855	3,506	4.22
Federal Home Loan Bank of New York stock	37,225	728	7.84	38,707	935	9.72
Interest-earning deposits in financial institutions	79,463	706	3.56	191,470	2,457	5.16
Total interest-earning assets	5,364,912	62,425	4.67	5,516,635	60,220	4.39
Non-interest-earning assets	280,107			265,702
Total assets	$5,645,019			$5,782,337

Interest-bearing liabilities:
Savings, NOW, and money market accounts	$2,491,340	12,227	1.97%	$2,490,372	13,183	2.13%
Certificates of deposit	867,268	8,058	3.73	701,272	7,481	4.29
Total interest-bearing deposits	3,358,608	20,285	2.42	3,191,644	20,664	2.60
Borrowed funds	696,874	6,916	3.98	1,041,035	10,041	3.88
Subordinated debt	61,517	828	5.40	61,294	828	5.43
Total interest-bearing liabilities	4,116,999	28,029	2.73	4,293,973	31,533	2.95
Non-interest bearing deposits	723,693			691,384
Accrued expenses and other liabilities	95,047			103,082
Total liabilities	4,935,739			5,088,439
Stockholders' equity	709,280			693,898
Total liabilities and stockholders' equity	$5,645,019			$5,782,337

Net interest income		$34,396			$28,687
Net interest rate spread (4)			1.94%			1.44%
Net interest-earning assets (5)	$1,247,913			$1,222,662
Net interest margin (6)			2.57%			2.09%
Average interest-earning assets to interest-bearing liabilities			130.31%			128.47%

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

Asset Quality

PCD Loans (Held-for-Investment)

The Company accounts for PCD loans at estimated fair value using discounted expected future cash flows deemed to be collectible on the date acquired. Based on its detailed review of PCD loans and experience in loan workouts, management has a reasonable expectation about the amount and timing of future cash flows and accordingly has classified PCD loans ($9.0 million at June 30, 2025 and $9.2 million at December 31, 2024, respectively) as accruing, even though they may be contractually past due. At June 30, 2025, 2.3% of PCD loans were past due 30 to 89 days, and 25.5% were past due 90 days or more, as compared to 2.1% and 24.9%, respectively, at December 31, 2024.

Loans

The following table details total non-accrual loans (excluding PCD), non-performing assets, loans over 90 days delinquent on which interest is accruing, and accruing loans 30 to 89 days delinquent at June 30, 2025 and December 31, 2024 (dollars in thousands):

	June 30, 2025	December 31, 2024
Non-accrual loans:
Held-for-investment
Real estate loans:
Multifamily	$2,521	$2,609
Commercial mortgage	4,555	4,578
Home equity and lines of credit	1,264	1,270
Commercial and industrial	4,517	5,807
Total non-accrual loans held-for-investment	12,857	14,264
Loans delinquent 90 days or more and still accruing:
Held-for-investment
Real estate loans:
Multifamily	—	164
Commercial mortgage	74	—
One-to-four family residential	871	882
Home equity and lines of credit	177	140
Commercial and industrial	121	—
Total loans delinquent 90 days or more and still accruing held-for-investment	1,243	1,186
Non-performing loans held-for-sale
Commercial real estate loans	—	4,397
Commercial and industrial	—	500
Total non-performing loans held-for-sale	—	4,897
Total non-performing loans	14,100	20,347
Total non-performing assets	$14,100	$20,347
Non-performing loans to total loans	0.36%	0.51%
Non-performing assets to total assets	0.25%	0.36%
Accruing loans 30 to 89 days delinquent	$4,076	$9,336
The decrease in non-performing loans held-for-sale from December 31, 2024, was due to repayment of the loans in full from a settlement agreement in bankruptcy.

Other Real Estate Owned

At June 30, 2025 and December 31, 2024, the Company had no assets acquired through foreclosure.

Accruing Loans 30 to 89 Days Delinquent

Loans 30 to 89 days delinquent and on accrual status totaled $4.1 million and $9.3 million at June 30, 2025 and December 31, 2024, respectively.

The following table sets forth delinquencies for accruing loans by type and by amount at June 30, 2025 and December 31, 2024 (dollars in thousands):

	June 30, 2025	December 31, 2024
Held-for-investment
Real estate loans:
Multifamily	$1,230	$2,831
Commercial mortgage	14	78
One-to-four family residential	741	2,407
Home equity and lines of credit	1,398	1,472
Commercial and industrial loans	693	2,545
Other loans	—	3
Total delinquent accruing loans held-for-investment	$4,076	$9,336
The decrease in multifamily delinquencies was primarily due to one loan with a balance of $2.1 million at December 31, 2024, becoming current as of June 30, 2025. The decrease in one-to-four family residential delinquencies was primarily due to one loan with a balance of $1.2 million at December 31, 2024, becoming current as of June 30, 2025. The decrease in commercial and industrial delinquencies was largely related to $1.5 million in charge-offs on small business unsecured commercial and industrial loans.

Rent-Regulated Multifamily Loans

Our multifamily loan portfolio at June 30, 2025 totaled $2.48 billion, or 63% of our total loan portfolio, of which $434.1 million, or 11.0%, included loans collateralized by properties in New York with units subject to some percentage of rent regulation. The table below sets forth details about our multifamily loan portfolio in New York (dollars in thousands).

% Rent Regulated	Balance	% Portfolio Total NY Multifamily Portfolio	Average Balance	Largest Loan	LTV*	Debt Service Coverage Ratio (DSCR)*	30-89 Days Delinquent	Non-Accrual	Special Mention	Substandard
0	$294,926	40.5%	$1,229	$16,361	50.6%	1.50x	$155	$481	$—	$1,015
>0-10	4,673	0.6	1,558	2,097	50.6	1.33	—	—	—	—
>10-20	18,258	2.5	1,404	2,818	48.4	1.59	—	—	—	—
>20-30	19,159	2.6	2,129	5,417	48.1	1.55	—	—	—	—
>30-40	15,884	2.2	1,324	3,012	43.2	1.74	—	—	—	—
>40-50	21,438	2.9	1,261	2,701	46.7	1.68	—	—	—	—
>50-60	9,222	1.3	1,537	2,299	39.1	1.80	—	—	—	—
>60-70	21,815	3.0	2,727	11,102	53.2	1.50	—	—	—	—
>70-80	22,038	3.0	2,449	4,855	47.3	1.55	—	—	—	—
>80-90	19,547	2.7	1,150	3,113	45.9	1.66	—	—	1,118	—
>90-100	282,037	38.7	1,730	16,594	51.3	1.54	—	2,040	3,608	4,342
Total	$728,997	100.0%	$1,467	$16,594	50.2%	1.54x	$155	$2,521	$4,726	$5,357
The table below sets forth our New York rent-regulated loans by county (dollars in thousands):

County	Balance	LTV*	DSCR*
Bronx	$116,252	50.9%	1.51x
Kings	184,424	49.4%	1.58
Nassau	2,145	35.7%	2.13
New York	48,532	46.0%	1.62
Queens	37,359	44.1%	1.69
Richmond	32,031	59.8%	1.41
Westchester	13,327	58.4%	1.44
Total	$434,070	49.9%	1.56x

* Weighted Average
None of the loans that are rent-regulated in New York are interest-only. During the remainder of 2025, 13 loans with an aggregate principal balance of $23.6 million are scheduled to re-price.

Liquidity and Capital Resources
Liquidity. The objective of our liquidity management is to ensure the availability of sufficient funds to meet financial commitments and deposit withdrawals, to repay borrowings as they mature, and to fund new loans and investments as opportunities arise.
The Bank's primary sources of funds are deposits, principal and interest payments on loans and securities, borrowed funds, the proceeds from maturing securities and short-term investments, and to a lesser extent, proceeds from the sales of loans and securities, and wholesale borrowings. The scheduled amortization of loans and securities, as well as proceeds from borrowed funds, are predictable sources of funds. Other funding sources, however, such as deposit inflows and loan prepayments are greatly influenced by market interest rates, economic conditions, and competition. The Bank is a member of the Federal Home Loan Bank of New York (“FHLBNY”), which provides an additional source of short-term and long-term funding. The Bank also has short-term borrowing capabilities with the FRB. The Bank’s total short-term borrowed funds, excluding lease obligations, floating rate advances and an overnight line of credit, were $771.0 million at June 30, 2025, and had a weighted average interest rate of 4.05%. A total of $373.7 million of these borrowings will mature in less than one year. Short-term borrowed funds, excluding floating rate advances, were $658.5 million at December 31, 2024.

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

The Bank has the ability to obtain additional funding from the FHLBNY of approximately $1.88 billion utilizing unencumbered securities of $804.7 million, loans of $1.07 billion, and encumbered securities of $1.9 million at June 30, 2025. Additionally, the Bank has remaining borrowing capacity utilizing encumbered securities through the FRB Discount Window of $218,000. The Bank expects to have sufficient funds available to meet current commitments in the normal course of business.

The Company has a diversified deposit base, and government deposits are collateralized by assets or letters of credit issued by the FHLBNY. Estimated gross uninsured deposits at June 30, 2025 were $1.87 billion. This total includes fully collateralized uninsured governmental deposits and intercompany deposits of $940.6 million, leaving estimated net uninsured deposits of approximately $929.2 million, or 23.1% of total deposits. At December 31, 2024, estimated net uninsured deposits totaled $896.5 million, or 21.7% of total deposits.

Northfield Bancorp, Inc. (standalone) is a separate legal entity from the Bank and must provide for its own liquidity to pay dividends, repurchase its stock, and for other corporate purposes. Northfield Bancorp, Inc.'s primary source of liquidity is dividend payments from the Bank. At June 30, 2025, Northfield Bancorp, Inc. (standalone) had liquid assets of $19..1 million.

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

At June 30, 2025, and December 31, 2024, as set forth in the following table, both Northfield Bank and Northfield Bancorp, Inc. exceeded all of the regulatory capital requirements to which they were subject at such dates.

	Northfield Bank	Northfield Bancorp, Inc.	For Capital Adequacy Purposes	For Well Capitalized Under Prompt Corrective Action Provisions
As of June 30, 2025:
CBLR	12.56%	12.09%	9.00%	9.00%
As of December 31, 2024:
CBLR	12.46%	12.11%	9.00%	9.00%
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
Commitments to fund unused lines of credit are agreements to lend additional funds to customers as long as there have been no violations of any of the conditions established in the agreements (original or restructured). Commitments to originate loans generally have a fixed expiration or other termination clauses, which may require payment of a fee. Since some of these loan commitments are expected to expire without being drawn upon, total commitments do not necessarily represent future cash requirements. At June 30, 2025, the reserve for commitments to fund unused lines of credit recorded in accrued expenses and other liabilities was $568,000.

For further information regarding our off-balance sheet arrangements and contractual obligations, see "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

Accounting Pronouncements Not Yet Adopted

ASU No. 2023-09. In December 2023, the FASB issued ASU No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures”. The amendments in this ASU require improved annual income tax disclosures surrounding rate reconciliation, income taxes paid, and other disclosures. This update will be effective for financial statements issued for fiscal years beginning after December 15, 2024, and interim periods within fiscal years beginning after December 15, 2025. Early adoption is permitted. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

ASU No. 2024-03. In November 2024, the FASB issued ASU No. 2024-03, “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40)”, which improves financial reporting by requiring public entities to provide disaggregated disclosures, in the notes to the financial statements, of certain categories of expenses that are included in expense line items on the face of the income statement. ASU 2024-03 is effective for the Company for fiscal years beginning after December 15, 2026 and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

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

The following tables set forth, as of June 30, 2025, and December 31, 2024, our calculation of the estimated changes in our NPV, NPV ratio, and percent change in net interest income that would result from the designated instantaneous and sustained changes in interest rates (dollars in thousands). Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments and deposit repricing characteristics, including decay rates, and correlations to movements in interest rates, and should not be relied on as indicative of actual results.

	At June 30, 2025
Change in Interest Rates (basis points)	Estimated Present Value of Assets	Estimated Present Value of Liabilities	Estimated NPV	Estimated Change In NPV	Estimated Change in NPV %	Estimated NPV/Present Value of Assets Ratio	Next 12 Months Net Interest Income Percent Change	Months 13-24 Net Interest Income Percent Change
+400	$4,988,105	$4,347,992	$640,113	$(181,693)	(22.11)%	12.83%	(15.41)%	0.39%
+300	5,107,554	4,420,229	687,325	(134,481)	(16.36)	13.46	(10.32)	1.39
+200	5,246,499	4,495,890	750,609	(71,197)	(8.66)	14.31	(4.99)	2.98
+100	5,373,329	4,575,349	797,980	(23,826)	(2.90)	14.85	(1.38)	2.70
—	5,480,851	4,659,045	821,806	—	—	14.99	—	—
(100)	5,574,948	4,737,957	836,991	15,185	1.85	15.01	1.52	(3.15)
(200)	5,665,030	4,820,882	844,148	22,342	2.72	14.90	2.06	(6.99)
(300)	5,763,460	4,916,146	847,314	25,508	3.10	14.70	1.46	(11.37)
(400)	5,924,702	5,025,149	899,553	77,747	9.46	15.18	(0.43)	(15.71)

	At December 31, 2024
Change in Interest Rates (basis points)	Estimated Present Value of Assets	Estimated Present Value of Liabilities	Estimated NPV	Estimated Change In NPV	Estimated Change in NPV %	Estimated NPV/Present Value of Assets Ratio	Next 12 Months Net Interest Income Percent Change	Months 13-24 Net Interest Income Percent Change
+400	$5,039,741	$4,296,533	$743,208	$(93,542)	(11.18)%	14.75%	(15.51)%	1.73%
+300	5,132,034	4,368,409	763,625	(73,125)	(8.74)	14.88	(10.48)	2.16
+200	5,235,010	4,443,676	791,334	(45,416)	(5.43)	15.12	(5.12)	3.32
+100	5,338,932	4,522,702	816,230	(20,520)	(2.45)	15.29	(1.68)	2.51
—	5,442,680	4,605,930	836,750	—	—	15.37	—	—
(100)	5,556,611	4,683,811	872,800	36,050	4.31	15.71	2.78	(1.12)
(200)	5,660,193	4,765,981	894,212	57,462	6.87	15.80	4.94	(3.34)
(300)	5,762,691	4,859,674	903,017	66,267	7.92	15.67	5.45	(6.84)
(400)	5,901,487	4,969,923	931,564	94,814	11.33	15.79	4.82	(10.25)
At June 30, 2025, in the event of a 400 basis point decrease in interest rates, we would experience a 9.46% increase in estimated net portfolio value, a 0.43% decrease in net interest income in year one, and a 15.71% decrease in net interest income in year two. In the event of a 400 basis point increase in interest rates, we would experience a 22.11% decrease in estimated net portfolio value, a 15.41% decrease in net interest income in year one and a 0.39% increase in net interest income in year two. Our policies provide that, in the event of a 200 basis point decrease or less in interest rates, our net present value ratio should decrease by no more than 300 basis points and 10%, and in the event of a 400 basis point increase or less, our net present value should decrease by no more than 475 basis points and 35%. In the event of a 200 basis point decrease or less, our projected net interest income should decrease by no more than 10% in year one and 20% in year two, and in the event of a 400 basis point increase or less, our projected net interest income should decrease by no more than 39% in year one and 26% in year two. At June 30, 2025, and December 31, 2024, we were in compliance with all Board-approved policies with respect to interest rate risk management.
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

ITEM 4.    CONTROLS AND PROCEDURES
An evaluation was performed under the supervision and with the participation of the Company’s management, including the President and Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of June 30, 2025. Based on that evaluation, the Company’s management, including the President and Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

During the three months ended June 30, 2025, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

ITEM 1.     LEGAL PROCEEDINGS
The Company and subsidiaries are subject to various legal actions arising in the normal course of business. In the opinion of management, the resolution of these legal actions is not expected to have a material adverse effect on the Company’s consolidated financial condition or results of operations.

ITEM 1A.  RISK FACTORS

During the quarter ended June 30, 2025, there have been no material changes to the risk factors as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, as filed with the Securities and Exchange Commission, except as previously disclosed in our other filings with the Securities and Exchange Commission.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES
(a)Unregistered Sale of Equity Securities. There were no sales of unregistered securities during the period covered by this report.
(b)Use of Proceeds. Not applicable.
(c)Repurchases of Our Equity Securities.
On April 24, 2025, the Board of Directors of the Company approved a $10.0 million stock repurchase program which was completed in June 2025.
The following table reports information regarding purchases of the Company’s common stock during the three months ended June 30, 2025.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (in thousands)
April 1, 2025 to April 30, 2025	56,370	$10.37	56,370	$9,416
May 1, 2025 to May 31, 2025	484,817	11.62	484,817	3,781
June 1, 2025 to June 30, 2025	321,282	11.77	321,282	—
Total	862,469	11.59	862,469

In addition to the repurchases disclosed above, participants in the Company's stock-based incentive plans may have shares withheld to cover income taxes upon the vesting of restricted stock awards. Shares withheld to cover income taxes upon the vesting of restricted stock awards are repurchased pursuant to the terms of the applicable plan and not under the Company's stock repurchase program. There were no shares repurchased pursuant to these plans during the three months ended June 30, 2025.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES
    None.

ITEM 4.     MINE SAFETY DISCLOSURES
    Not applicable.

ITEM 5.     OTHER INFORMATION
    During the three months ended June 30, 2025, no directors or executive officers of the Company adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) and/or any “Rule 10b5-1 trading arrangement.”

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

101.INS	XBRL (Extensible Business Reporting Language) Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover page information from the Company's Quarterly Report on Form 10-Q filed August 8, 2025, formatted in Inline XBRL.

(1) Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTHFIELD BANCORP, INC.
(Registrant)

Date: August 8, 2025

/s/ Steven M. Klein
Steven M. Klein
Chairman, President and Chief Executive Officer

/s/ William R. Jacobs
William R. Jacobs
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)