Form 10-Q
period 2025-09-30
Northfield Bancorp, Inc.
filed 2025-11-07
CIK 1493225

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025
or
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
As of October 31, 2025, the registrant had 41,801,495 shares of Common Stock, par value $0.01 per share, issued and outstanding.

NORTHFIELD BANCORP, INC.
Form 10-Q Quarterly Report

PART I
ITEM 1.     FINANCIAL STATEMENTS

NORTHFIELD BANCORP, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited) (In thousands, except share amounts)

	September 30, 2025	December 31, 2024
ASSETS:
Cash and due from banks	$12,528	$13,043
Interest-bearing deposits in other financial institutions	119,197	154,701
Total cash and cash equivalents	131,725	167,744
Trading securities	14,968	13,884
Debt securities available-for-sale, at estimated fair value (with no allowance for credit losses at September 30, 2025 and December 31, 2024)	1,330,904	1,100,817
Debt securities held-to-maturity, at amortized cost	8,396	9,303
(estimated fair value of $8,145 at September 30, 2025, and $8,762 at December 31, 2024, with no allowance for credit losses at September 30, 2025 and December 31, 2024)
Equity securities	5,000	14,261
Loans held-for-sale	—	4,897
Loans held-for-investment	3,900,346	4,022,224
Less: allowance for credit losses	(36,890)	(35,183)
Net loans held-for-investment	3,863,456	3,987,041
Accrued interest receivable	19,411	19,078
Bank-owned life insurance	180,997	175,759
Federal Home Loan Bank (“FHLB”) of New York stock, at cost	45,718	35,894
Operating lease right-of-use assets	24,959	27,771
Premises and equipment, net	20,369	21,985
Goodwill	41,012	41,012
Other assets	38,588	46,932
Total assets	$5,725,503	$5,666,378
LIABILITIES AND STOCKHOLDERS’ EQUITY:
LIABILITIES:
Deposits	$3,973,760	$4,138,477
FHLB advances and other borrowings	880,100	666,402
Subordinated debentures, net of issuance costs	61,610	61,442
Operating lease liabilities	28,919	32,209
Advance payments by borrowers for taxes and insurance	23,165	24,057
Accrued expenses and other liabilities	38,350	39,095
Total liabilities	5,005,904	4,961,682
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value: 25,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value: 150,000,000 shares authorized, 64,770,875 shares issued at
September 30, 2025 and December 31, 2024, 41,810,525 and 42,903,598 outstanding at September 30, 2025 and December 31, 2024, respectively	648	648
Additional paid-in-capital	591,219	591,336
Unallocated common stock held by employee stock ownership plan	(12,393)	(13,042)
Retained earnings	453,014	440,760
Accumulated other comprehensive loss	(5,611)	(20,296)
Treasury stock at cost: 22,960,350 and 21,867,277 shares at September 30, 2025 and December 31, 2024, respectively	(307,278)	(294,710)
Total stockholders’ equity	719,599	704,696
Total liabilities and stockholders’ equity	$5,725,503	$5,666,378

See accompanying notes to unaudited consolidated financial statements.

NORTHFIELD BANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited) (In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Interest income:
Loans	$46,402	$46,016	$138,346	$138,030
Mortgage-backed securities	14,757	8,493	40,654	20,246
Other securities	377	2,684	1,616	10,031
FHLB of New York dividends	706	914	2,296	2,819
Deposits in other financial institutions	704	1,211	2,551	7,060
Total interest income	62,946	59,318	185,463	178,186
Interest expense:
Deposits	19,021	20,304	60,497	60,241
Borrowings	8,576	9,949	21,783	30,653
Subordinated debt	837	836	2,484	2,492
Total interest expense	28,434	31,089	84,764	93,386
Net interest income	34,512	28,229	100,699	84,800
Provision for credit losses	1,069	2,542	5,737	2,339
Net interest income after provision for credit losses	33,443	25,687	94,962	82,461
Non-interest income:
Fees and service charges for customer services	1,792	1,611	5,097	4,796
Income on bank-owned life insurance	1,863	999	5,238	2,939
Losses on available-for-sale debt securities, net	—	(7)	—	(6)
Gains on trading securities, net	804	710	1,513	1,597
Gain on sale of loans	—	—	—	51
Other	267	265	426	441
Total non-interest income	4,726	3,578	12,274	9,818
Non-interest expense:
Compensation and employee benefits	13,522	11,424	39,025	37,577
Occupancy	3,081	3,030	9,942	9,805
Furniture and equipment	403	450	1,228	1,411
Data processing	2,439	1,780	6,963	6,104
Professional fees	860	943	2,835	2,433
Advertising	310	282	854	1,282
Federal Deposit Insurance Corporation insurance	548	626	1,783	1,863
Credit loss expense for off-balance sheet exposures	116	151	166	337
Other	2,103	1,692	4,991	4,891
Total non-interest expense	23,382	20,378	67,787	65,703
Income before income tax expense	14,787	8,887	39,449	26,576
Income tax expense	4,036	2,364	11,251	7,882
Net income	$10,751	$6,523	$28,198	$18,694
Net income per common share:
Basic	$0.27	$0.16	$0.70	$0.45
Diluted	$0.27	$0.16	$0.70	$0.45

See accompanying notes to unaudited consolidated financial statements.

NORTHFIELD BANCORP, INC. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME - (Continued) (Unaudited) (In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income	$10,751	$6,523	$28,198	$18,694
Other comprehensive income:
Unrealized gains on debt securities available-for-sale:
Net unrealized holding gains	3,965	15,352	20,971	19,527
Add: Reclassification adjustment for net losses included in net income	—	7	—	6
Net unrealized gains	3,965	15,359	20,971	19,533
Post-retirement benefits adjustment	—	—	—	58
Other comprehensive income before tax	3,965	15,359	20,971	19,591
Income tax expense related to net unrealized holding gains on debt securities available-for-sale	(1,185)	(4,272)	(6,286)	(5,447)
Income tax benefit related to reclassification adjustment for losses included in net income	—	(2)	—	(2)
Income tax benefit related to post retirement benefit adjustment	—	—	—	(16)
Other comprehensive income, net of tax	2,780	11,085	14,685	14,126
Comprehensive income	$13,531	$17,608	$42,883	$32,820

See accompanying notes to unaudited consolidated financial statements.

NORTHFIELD BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Three Months Ended September 30, 2025 and 2024
(Unaudited) (In thousands, except share data)

	Common Stock
	Shares Outstanding	Par Value	Additional Paid-in Capital	Unallocated Common Stock Held by the Employee Stock Ownership Plan	Retained Earnings	Accumulated Other Comprehensive Income (loss) Net of tax	Treasury Stock	Total Stockholders' Equity
Balance at June 30, 2024	43,466,961	$648	$589,349	$(13,909)	$434,310	$(29,401)	$(287,973)	$693,024
Net income					6,523			6,523
Other comprehensive income, net of tax						11,085		11,085
ESOP shares allocated or committed to be released			80	217				297
Stock compensation expense			717					717
Restricted stock forfeitures	(1,198)		18				(18)	—
Cash dividends declared and paid ($0.13 per common share)					(5,374)			(5,374)
Purchase of employee restricted stock to fund statutory tax withholding	(738)						(8)	(8)
Repurchase of treasury stock (average cost of $11.95 per share)	(560,683)						$(6,700)	(6,700)
Balance at September 30, 2024	42,904,342	$648	$590,164	$(13,692)	$435,459	$(18,316)	$(294,699)	$699,564

Balance at June 30, 2025	41,819,988	$648	$590,264	$(12,612)	$447,524	$(8,391)	$(307,159)	$710,274
Net income					10,751			10,751
Other comprehensive income, net of tax						2,780		2,780
ESOP shares allocated or committed to be released			82	219				301
Stock compensation expense			754					754
Restricted stock forfeitures	(9,463)		119				(119)	—
Cash dividends declared and paid ($0.13 per common share)					(5,261)			(5,261)
Balance at September 30, 2025	41,810,525	$648	$591,219	$(12,393)	$453,014	$(5,611)	$(307,278)	$719,599

See accompanying notes to unaudited consolidated financial statements.

NORTHFIELD BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Nine Months Ended September 30, 2025 and 2024
(Unaudited) (In thousands, except share data)

	Common Stock
	Shares Outstanding	Par Value	Additional Paid-in Capital	Unallocated Common Stock Held by the Employee Stock Ownership Plan	Retained Earnings	Accumulated Other Comprehensive Income (loss) Net of tax	Treasury Stock	Total Stockholders' Equity
Balance at December 31, 2023	44,524,929	$648	$590,973	$(14,340)	$433,227	$(32,442)	$(278,621)	$699,445
Net income					18,694			18,694
Other comprehensive income, net of tax						14,126		14,126
ESOP shares allocated or committed to be released			157	648				805
Stock compensation expense			1,632					1,632
Restricted stock issuance	213,702		(2,772)				2,772	—
Restricted stock forfeitures	(12,714)		174				(174)	—
Cash dividends declared and paid ($0.39 per common share)					(16,462)			(16,462)
Purchase of employee restricted stock to fund statutory tax withholding	(19,503)						(231)	(231)
Repurchase of treasury stock (average cost of $10.24 per share)	(1,802,072)						(18,445)	(18,445)
Balance at September 30, 2024	42,904,342	$648	$590,164	$(13,692)	$435,459	$(18,316)	$(294,699)	$699,564

Balance at December 31, 2024	42,903,598	$648	$591,336	$(13,042)	$440,760	$(20,296)	$(294,710)	$704,696
Net income					28,198			28,198
Other comprehensive income, net of tax						14,685		14,685
ESOP shares allocated or committed to be released			236	649				885
Stock compensation expense			2,303					2,303
Restricted stock issuance	238,186		(2,775)				2,775	—
Restricted stock forfeitures	(9,463)		119				(119)	—
Cash dividends declared and paid ($0.39 per common share)					(15,944)			(15,944)
Purchase of employee restricted stock to fund statutory tax withholding	(19,177)						(224)	(224)
Repurchase of treasury stock (average cost of $11.52 per share)	(1,302,619)						(15,000)	(15,000)
Balance at September 30, 2025	41,810,525	$648	$591,219	$(12,393)	$453,014	$(5,611)	$(307,278)	$719,599

See accompanying notes to unaudited consolidated financial statements.

NORTHFIELD BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (In thousands)

	Nine Months Ended September 30,
	2025	2024
Net income	$28,198	$18,694
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	5,737	2,339
ESOP and stock compensation expense	3,188	2,437
Depreciation	2,421	2,710
Amortization of premiums and deferred loan costs, net of accretion of discounts and deferred loan fees	3,580	754
Amortization of debt issuance costs	168	167
Amortization of intangible assets	35	64
Amortization of operating lease right-of-use assets	3,565	3,486
Income on bank-owned life insurance	(5,238)	(2,939)
Net gain on sale of loans	—	(51)
Proceeds from sale of loans held-for-sale	—	673
Origination of loans held-for-sale	—	(622)
Losses on available-for-sale debt securities, net	—	6
Gains on trading securities, net	(1,513)	(1,597)
Net sales of trading securities	429	387
Increase in accrued interest receivable	(333)	(808)
Increase in other assets	(2,021)	(8,313)
(Decrease) increase in accrued expenses and other liabilities	(745)	7,722
Net cash provided by operating activities	37,471	25,109
Cash flows from investing activities:
Net decrease in loans receivable	142,835	135,317
Purchases of loans	(21,674)	(1,529)
Purchases of FHLB of New York stock	(49,678)	(6,381)
Redemptions of FHLB of New York stock	39,854	8,779
Purchases of debt securities available-for-sale	(597,763)	(928,815)
Purchases of equity securities	—	(70)
Proceeds from sale of equity securities	9,261	—
Principal payments and maturities on debt securities available-for-sale	386,619	680,751
Principal payments and maturities on debt securities held-to-maturity	940	186
Purchases and improvements of premises and equipment	(805)	(912)
Net cash used in investing activities	(90,411)	(112,674)
Cash flows from financing activities:
Net decrease in deposits	(164,717)	(2,866)
Dividends paid	(15,944)	(16,462)
Purchase of treasury stock	(15,224)	(18,676)
Decrease in advance payments by borrowers for taxes and insurance	(892)	(2,610)
Proceeds from borrowings and securities sold under agreements to repurchase	4,256,039	455,684
Repayments related to other borrowings and securities sold under agreements to repurchase	(4,042,341)	(324,085)
Net cash provided by financing activities	16,921	90,985
Net (decrease) increase in cash and cash equivalents	(36,019)	3,420
Cash and cash equivalents at beginning of period	167,744	229,506
Cash and cash equivalents at end of period	$131,725	$232,926

See accompanying notes to unaudited consolidated financial statements

NORTHFIELD BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)
(Unaudited) (In thousands)

	Nine Months Ended September 30,
	2025	2024
Supplemental cash flow information:
Cash paid during the period for:
Interest	$84,945	$87,322
Income taxes	9,871	6,178
Non-cash transactions:
Loan charge-offs, net	4,030	4,667
Right-of-use assets obtained in exchange for new lease liabilities	753	2,227
Transfer of loans held-for-sale at fair value to loans held-for-investment	—	4,897

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

In the opinion of management, all adjustments (consisting solely of normal and recurring adjustments) necessary for the fair presentation of the consolidated balance sheets and the consolidated statements of comprehensive income for the unaudited periods presented have been included. The results of operations and other data presented for the three and nine months ended September 30, 2025 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2025 or for any other period. Whenever necessary, certain prior year amounts are reclassified to conform to the current year presentation.
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

Note 2 – Debt Securities Available-for-Sale
The following is a comparative summary of mortgage-backed securities and other debt securities available-for-sale at September 30, 2025, and December 31, 2024 (in thousands):

	September 30, 2025
		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
	cost	gains	losses	value
U.S. Government agency securities	$607	$—	$(51)	$556
Mortgage-backed securities:
Pass-through certificates:
Government sponsored enterprises ("GSEs")	356,703	2,164	(12,330)	346,537
Real estate mortgage investment conduits ("REMICs"):
GSE	950,993	6,977	(4,612)	953,358
Total mortgage-backed securities	1,307,696	9,141	(16,942)	1,299,895
Other debt securities:
Municipal bonds	484	—	—	484
Corporate bonds	30,106	229	(366)	29,969
Total other debt securities	30,590	229	(366)	30,453
Total debt securities available-for-sale	$1,338,893	$9,370	$(17,359)	$1,330,904

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

	December 31, 2024
		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
	cost	gains	losses	value
U.S. Government agency securities	$75,734	$—	$(386)	$75,348
Mortgage-backed securities:
Pass-through certificates:
GSE	282,704	—	(21,028)	261,676
REMICs:
GSE	734,086	1,231	(7,974)	727,343
Total mortgage-backed securities	1,016,790	1,231	(29,002)	989,019
Other debt securities:
Municipal bonds	684	1	—	685
Corporate bonds	36,569	134	(938)	35,765
Total other debt securities	37,253	135	(938)	36,450
Total debt securities available-for-sale	$1,129,777	$1,366	$(30,326)	$1,100,817
The following is a summary of the expected maturity distribution of debt securities available-for-sale, other than mortgage-backed securities, at September 30, 2025 (in thousands):

Available-for-sale	Amortized cost	Estimated fair value
Due in one year or less	$4,287	$4,300
Due after one year through five years	18,910	18,674
Due after five years through ten years	8,000	8,035
	$31,197	$31,009
Contractual maturities for mortgage-backed securities are not included above, as expected maturities on mortgage-backed securities may differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without penalties.

Certain securities available-for-sale are pledged or encumbered to secure borrowings under pledge agreements and repurchase agreements and for other purposes required by law. At September 30, 2025, and December 31, 2024, the fair value of debt securities available-for-sale that were pledged to secure borrowings and deposits was $613.3 million and $420.4 million, respectively.

For the three and nine months ended September 30, 2025, the Company had no proceeds on sales of debt securities available-for-sale and no gross realized gains or losses. For the three months ended September 30, 2024, the Company had no proceeds on sales of debt securities available-for-sale, with no gross realized gains and gross realized losses of $7,000 related to calls of securities. For the nine months ended September 30, 2024, the Company had no proceeds on sales of debt securities available-for-sale, with gross realized losses of $7,000 and gross realized gains of $1,000 related to calls of securities. The Company recognized net gains of $804,000 and $1.5 million on its trading securities portfolio during the three and nine months ended September 30, 2025, respectively. During the three and nine months ended September 30, 2024, the Company recognized net gains of $710,000 and $1.6 million, respectively, on its trading securities portfolio.

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

Gross unrealized losses on mortgage-backed securities and other debt securities available-for-sale, and the estimated fair value of the related securities, aggregated by security category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2025, and December 31, 2024, were as follows (in thousands):

	September 30, 2025
	Less than 12 months		12 months or more		Total
	Unrealized	Estimated	Unrealized	Estimated	Unrealized	Estimated
	losses	fair value	losses	fair value	losses	fair value
U.S. Government agency securities	$—	$—	$(51)	$556	$(51)	$556
Mortgage-backed securities:
Pass-through certificates:
GSE	—	1,301	(12,330)	205,028	(12,330)	206,329
REMICs:
GSE	(20)	33,283	(4,592)	129,123	(4,612)	162,406
Other debt securities:
Municipal bonds	—	483	—	—	—	483
Corporate bonds	—	—	(366)	18,637	(366)	18,637
Total	$(20)	$35,067	$(17,339)	$353,344	$(17,359)	$388,411

	December 31, 2024
	Less than 12 months		12 months or more		Total
	Unrealized	Estimated	Unrealized	Estimated	Unrealized	Estimated
	losses	fair value	losses	fair value	losses	fair value
U.S. Government agency securities	$—	$—	$(386)	$75,348	$(386)	$75,348
Mortgage-backed securities:
Pass-through certificates:
GSE	(125)	7,329	(20,903)	254,163	(21,028)	261,492
REMICs:
GSE	(285)	105,412	(7,689)	164,262	(7,974)	269,674
Other debt securities:
Corporate bonds	—	—	(938)	18,066	(938)	18,066
Total	$(410)	$112,741	$(29,916)	$511,839	$(30,326)	$624,580

The Company held 106 pass-through mortgage-backed securities issued or guaranteed by GSEs, 66 REMIC mortgage-backed securities issued or guaranteed by GSEs, three corporate bonds, and one U.S. Government agency security that were in a continuous unrealized loss position of twelve months or greater at September 30, 2025. There was one pass-through mortgage-backed security issued or guaranteed by a GSE and five REMIC mortgage-backed securities issued or guaranteed by GSEs that were in an unrealized loss position of less than twelve months at September 30, 2025. Substantially all securities referred to above were rated investment grade at September 30, 2025.

Available-for-sale debt securities in unrealized loss positions are evaluated for impairment related to credit losses on a quarterly basis. In performing an assessment of whether any decline in fair value is due to a credit loss, the Company considers the extent to which the fair value is less than the amortized cost, changes in credit ratings, any adverse economic conditions, as well as all relevant information at the individual security level such as credit deterioration of the issuer or collateral underlying the security. In assessing the impairment, the Company compares the present value of cash flows expected to be collected with the amortized cost basis of the security. If it is determined that the decline in fair value was due to credit losses, an allowance for credit losses is recorded, limited to the amount the fair value is less than amortized cost basis. The Company did not record any allowance for credit losses on its available-for-sale debt securities as of September 30, 2025 or December 31, 2024.

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

The Company has made the accounting policy election to exclude accrued interest receivable on available-for-sale securities from the estimate of credit losses. Accrued interest receivable associated with debt securities available-for-sale totaled $3.8 million and $3.1 million at September 30, 2025, and December 31, 2024, respectively, and was reported in accrued interest receivable on the consolidated balance sheets. The Company elected not to measure an allowance for credit losses on accrued interest receivable as an allowance on possible uncollectible accrued interest is not warranted.

Note 3 – Debt Securities Held-to-Maturity

The following is a summary of mortgage-backed securities held-to-maturity at September 30, 2025, and December 31, 2024 (in thousands):

	September 30, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Mortgage-backed securities:
Pass-through certificates:
GSE	$8,396	$83	$(334)	$8,145
Total securities held-to-maturity	$8,396	$83	$(334)	$8,145

	December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Mortgage-backed securities:
Pass-through certificates:
GSE	$9,303	$16	$(557)	$8,762
Total securities held-to-maturity	$9,303	$16	$(557)	$8,762

Contractual maturities for mortgage-backed securities are not presented, as expected maturities on mortgage-backed securities may differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without penalties. There were no sales of held-to-maturity securities during the nine months ended September 30, 2025 or September 30, 2024.

At September 30, 2025, and December 31, 2024, debt securities held-to-maturity with a carrying value of $8.2 million and $9.1 million, respectively, were pledged to secure borrowings and deposits.

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)
Gross unrealized losses on mortgage-backed securities held-to-maturity, and the estimated fair value of the related securities, aggregated by security category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2025, and December 31, 2024, were as follows (in thousands):

	September 30, 2025
	Less than 12 months		12 months or more		Total
	Unrealized	Estimated	Unrealized	Estimated	Unrealized	Estimated
	losses	fair value	losses	fair value	losses	fair value
Mortgage-backed securities:
Pass-through certificates:
GSE	$—	$—	$(334)	$5,930	$(334)	$5,930
Total	$—	$—	$(334)	$5,930	$(334)	$5,930

	December 31, 2024
	Less than 12 months		12 months or more		Total
	Unrealized	Estimated	Unrealized	Estimated	Unrealized	Estimated
	losses	fair value	losses	fair value	losses	fair value
Mortgage-backed securities:
Pass-through certificates:
GSE	$—	$—	$(557)	$5,974	$(557)	$5,974
Total	$—	$—	$(557)	$5,974	$(557)	$5,974

The Company held nine pass-through mortgage-backed debt securities held-to-maturity issued or guaranteed by GSEs that were in a continuous unrealized loss position of twelve months or greater at September 30, 2025.

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

The Company has made the accounting policy election to exclude accrued interest receivable on held-to-maturity securities from the estimate of credit losses. Accrued interest receivable associated with held-to-maturity securities totaling $30,000 and $33,000 at September 30, 2025, and December 31, 2024, respectively, was reported in accrued interest receivable on the consolidated balance sheets. The Company elected not to measure an allowance for credit losses on accrued interest receivable as an allowance on possible uncollectible accrued interest is not warranted.

Note 4 – Equity Securities

Equity securities totaled $5.0 million and $14.3 million at September 30, 2025, and December 31, 2024, respectively. Equity securities consisted of an investment in a private SBA loan fund (the “SBA Loan Fund”) recorded at net asset value of $5.0 million and $10.0 million at September 30, 2025, and December 31, 2024, respectively, and money market mutual funds, recorded at fair value of $0 and $4.3 million at September 30, 2025, and December 31, 2024, respectively. As the SBA Loan Fund operates as a private fund, its shares are not publicly traded and, therefore, has no readily determinable market value. The SBA Loan Fund was recorded at net asset value as a practical expedient for reporting fair value.

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)
Note 5 – Loans

The following table summarizes the Company’s loans held-for-investment (in thousands):

	September 30,	December 31,
	2025	2024
Real estate loans:
Multifamily	$2,440,505	$2,597,484
Commercial mortgage	894,523	889,801
One-to-four family residential mortgage	165,969	150,217
Home equity and lines of credit	193,309	174,062
Construction and land	34,365	35,897
Total real estate loans	3,728,671	3,847,461
Commercial and industrial loans	162,053	163,425
Other loans	1,204	2,165
Total commercial and industrial and other loans	163,257	165,590
Loans held-for-investment (excluding purchased credit-deteriorated (“PCD”) loans)	3,891,928	4,013,051
PCD loans	8,418	9,173
Total loans held-for-investment	3,900,346	4,022,224
Allowance for credit losses	(36,890)	(35,183)
Net loans held-for-investment	$3,863,456	$3,987,041

The Company did not have any loans held-for-sale at September 30, 2025. At December 31, 2024, loans held-for-sale totaled $4.9 million.

In addition to originating loans, the Company may acquire loans through portfolio purchases or acquisitions of other companies. Purchased loans that have evidence of more than insignificant credit deterioration since origination are deemed PCD loans. For PCD loans, each loan pool is accounted for as a single asset with a single composite interest rate and an aggregate expectation of cash flows. PCD loans totaled $8.4 million at September 30, 2025, as compared to $9.2 million at December 31, 2024. The majority of the PCD loan balances were acquired as part of a Federal Deposit Insurance Corporation-assisted transaction. At September 30, 2025, PCD loans consisted of approximately 10% of one-to-four family residential loans, 21% of commercial real estate loans, 57% of commercial and industrial loans, and of 12% home equity loans. At December 31, 2024, PCD loans consisted of approximately 9% of one-to-four family residential loans, 25% of commercial real estate loans, 55% of commercial and industrial loans, and 11% of home equity loans.

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

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)
The following table presents the Company’s loans held-for-investment and current period gross charge-offs, excluding PCD loans, by loan class, credit risk ratings and year of origination, at September 30, 2025 (in thousands):

	September 30, 2025
	2025	2024	2023	2022	2021	Prior	Revolving Loans	Total
Real Estate:
Multifamily
Pass	$41,319	$4,835	$84,526	$577,495	$607,551	$1,113,860	$327	$2,429,913
Special mention	—	—	—	—	1,174	—	—	1,174
Substandard	—	—	—	—	—	9,418	—	9,418
Total multifamily	41,319	4,835	84,526	577,495	608,725	1,123,278	327	2,440,505
Commercial mortgage
Pass	55,176	62,070	85,926	191,183	138,421	339,810	2,230	874,816
Special mention	—	—	—	—	—	8,112	—	8,112
Substandard	—	—	—	—	—	11,308	287	11,595
Total commercial mortgage	55,176	62,070	85,926	191,183	138,421	359,230	2,517	894,523
One-to-four family residential
Pass	18,042	17,017	11,259	21,520	11,489	85,003	292	164,622
Substandard	—	—	—	—	—	1,347	—	1,347
Total one-to-four family residential	18,042	17,017	11,259	21,520	11,489	86,350	292	165,969
Home equity and lines of credit
Pass	12,013	13,129	15,801	28,058	11,074	21,061	89,750	190,886
Special mention	—	—	—	66	—	7	—	73
Substandard	—	—	201	1,430	544	175	—	2,350
Total home equity and lines of credit	12,013	13,129	16,002	29,554	11,618	21,243	89,750	193,309
Construction and land
Pass	10,259	3,617	9,435	5,373	—	5,681	—	34,365
Total construction and land	10,259	3,617	9,435	5,373	—	5,681	—	34,365
Total real estate loans	136,809	100,668	207,148	825,125	770,253	1,595,782	92,886	3,728,671
Commercial and industrial
Pass	8,810	14,021	13,003	15,443	10,612	6,750	83,344	151,983
Special mention	—	—	610	—	—	—	—	610
Substandard	—	2,539	3,187	1,063	1,404	435	832	9,460
Total commercial and industrial	8,810	16,560	16,800	16,506	12,016	7,185	84,176	162,053
Current-period gross charge-offs	—	67	717	1,942	1,112	795	—	4,633
Other
Pass	1,145	—	—	—	—	10	46	1,201
Substandard	—	—	—	—	—	3	—	3
Total other	1,145	—	—	—	—	13	46	1,204
Current period gross charge-offs	—	—	—	—	—	1	—	1
Total loans held-for-investment	$146,764	$117,228	$223,948	$841,631	$782,269	$1,602,980	$177,108	$3,891,928
Total current-period gross charge-offs	$—	$67	$717	$1,942	$1,112	$796	$—	$4,634

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

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

Past Due and Non-Accrual Loans

Included in loans receivable held-for-investment are loans for which the accrual of interest income has been discontinued due to deterioration in the financial condition of the borrowers (excluding PCD loans). The recorded investment of these non-accrual loans was $15.3 million and $14.3 million at September 30, 2025, and December 31, 2024, respectively. Generally, originated loans are placed on non-accrual status when they become 90 days or more delinquent, or sooner if considered appropriate by management, and remain on non-accrual status until they are brought current, have six consecutive months of performance under the revised loan terms, and factors indicating reasonable doubt about the timely collection of payments no longer exist. Therefore, loans may be current in accordance with their loan terms, or may be less than 90 days delinquent and still be on non-accruing status.

When an individual loan no longer demonstrates the similar credit risk characteristics as other loans within its current segment, the Company evaluates each for expected credit losses on an individual basis. All non-accrual loans $500,000 and above and all loans designated as Troubled Debt Restructurings (“TDRs”) prior to the adoption of Accounting Standards Update (“ASU”) No. 2022-02, “Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures” (“ASU 2022-02”) on January 1, 2023, are individually evaluated. See “Loan Modifications Made to Borrowers Experiencing Financial Difficulty” section below for more information. The non-accrual loans individually evaluated for impairment were $10.0 million and $9.6 million at September 30, 2025, and December 31, 2024, respectively. Loans on non-accrual status with principal balances less than $500,000, and therefore not meeting the Company's definition of an impaired loan, amounted to $5.3 million and $4.7 million at September 30, 2025, and December 31, 2024, respectively. Loans past due 90 days or more and still accruing interest were $3.8 million and $1.2 million at September 30, 2025, and December 31, 2024, respectively, and consisted of loans that are well-secured and in the process of collection.

The following tables set forth the detail, and delinquency status, of non-performing loans (non-accrual loans and loans past due 90 days or more and still accruing), net of deferred fees and costs, at September 30, 2025, and December 31, 2024, excluding PCD loans and non-accrual loans held-for sale (in thousands):

	September 30, 2025
	Total Non-Performing Loans
	Non-Accruing Loans
	Current	30-89 Days Past Due	90 Days or More Past Due	Total	90 Days or More Past Due and Accruing	Total Non-Performing Loans
Loans held-for-investment:
Real estate loans:
Multifamily
Substandard	$2,154	$—	$478	$2,632	$—	$2,632
Total multifamily	2,154	—	478	2,632	—	2,632
Commercial mortgage
Substandard	1,380	133	4,320	5,833	52	5,885
Total commercial mortgage	1,380	133	4,320	5,833	52	5,885
One-to-four family residential
Substandard	—	—	—	—	870	870
Total one-to-four family residential	—	—	—	—	870	870
Home equity and lines of credit
Special mention	—	—	—	—	7	7
Substandard	291	37	1,619	1,947	22	1,969
Total home equity and lines of credit	291	37	1,619	1,947	29	1,976
Total real estate	3,825	170	6,417	10,412	951	11,363
Commercial and industrial loans
Substandard	2,733	164	1,956	4,853	2,851	7,704
Total commercial and industrial loans	2,733	164	1,956	4,853	2,851	7,704
Total non-performing loans	$6,558	$334	$8,373	$15,265	$3,802	$19,067

At September 30, 2025, the Company did not have any non-accrual loans held-for-sale.

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

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)
The following tables set forth the detail and delinquency status of loans held-for-investment, excluding PCD loans, net of deferred fees and costs, at September 30, 2025, and December 31, 2024 (in thousands):

	September 30, 2025
		Past Due Loans
	30-89 Days Past Due	90 Days or More Past Due	90 Days or More Past Due and Accruing	Total Past Due	Current	Total Loans Receivable, net
Loans held-for-investment:
Real estate loans:
Multifamily
Pass	$2,337	$—	$—	$2,337	$2,427,576	$2,429,913
Special mention	—	—	—	—	1,174	1,174
Substandard	—	478	—	478	8,940	9,418
Total multifamily	2,337	478	—	2,815	2,437,690	2,440,505
Commercial mortgage
Pass	8,139	—	—	8,139	866,677	874,816
Special mention	—	—	—	—	8,112	8,112
Substandard	133	4,320	52	4,505	7,090	11,595
Total commercial mortgage	8,272	4,320	52	12,644	881,879	894,523
One-to-four family residential
Pass	2,545	—	—	2,545	162,077	164,622
Substandard	—	—	870	870	477	1,347
Total one-to-four family residential	2,545	—	870	3,415	162,554	165,969
Home equity and lines of credit
Pass	929	—	—	929	189,957	190,886
Special mention	66	—	7	73	—	73
Substandard	263	1,619	22	1,904	446	2,350
Total home equity and lines of credit	1,258	1,619	29	2,906	190,403	193,309
Construction and land
Pass	—	—	—	—	34,365	34,365
Total construction and land	—	—	—	—	34,365	34,365
Total real estate	14,412	6,417	951	21,780	3,706,891	3,728,671
Commercial and industrial
Pass	2,229	—	—	2,229	149,754	151,983
Special mention	—	—	—	—	610	610
Substandard	348	1,956	2,851	5,155	4,305	9,460
Total commercial and industrial	2,577	1,956	2,851	7,384	154,669	162,053
Other loans
Pass	—	—	—	—	1,201	1,201
Substandard	—	—	—	—	3	3
Total other loans	—	—	—	—	1,204	1,204
Total loans held-for-investment	$16,989	$8,373	$3,802	$29,164	$3,862,764	$3,891,928

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

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)
The following tables summarize information on non-accrual loans, excluding PCD loans, as of September 30, 2025, and December 31, 2024 (in thousands):

	September 30, 2025
	Recorded Investment	Unpaid Principal Balance	With No Related Allowance
Real estate loans:
Multifamily	$2,632	$3,046	$1,693
Commercial mortgage	5,833	6,266	2,396
Home equity and lines of credit	1,947	2,196	—
Commercial and industrial	4,853	15,809	883
Total non-accrual loans	$15,265	$27,317	$4,972

	December 31, 2024
	Recorded Investment	Unpaid Principal Balance	With No Related Allowance
Real estate loans:
Multifamily	$2,609	$3,023	$1,727
Commercial mortgage	4,578	5,011	3,806
Home equity and lines of credit	1,270	1,519	—
Commercial and industrial	5,807	14,693	1,534
Total non-accrual loans	$14,264	$24,246	$7,067

The following table summarizes interest income recognized on non-accrual loans, excluding PCD loans, during the three and nine months ended September 30, 2025 and September 30, 2024 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Real estate loans:
Multifamily	$59	$36	$128	$111
Commercial mortgage	55	34	85	188
One-to-four family residential	—	1	—	4
Home equity and lines of credit	31	7	62	14
Commercial and industrial	97	898	253	987
Total interest income on non-accrual loans	$242	$976	$528	$1,304

Collateral-Dependent Loans

Loans for which the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral are considered to be collateral-dependent loans. Collateral can have a significant financial effect in mitigating exposure to credit risk and, where there is sufficient collateral, an allowance for credit losses is not recognized or is minimal. For collateral-dependent loans, the allowance for credit losses is individually assessed based on the fair value of the collateral less estimated costs of sale. The Company's collateral-dependent loans are secured by real estate, inventory and equipment. Collateral values are generally based on appraisals, which are adjusted for changes in market indices. As of September 30, 2025, and December 31, 2024, the Company had $9.6 million and $8.7 million of collateral-dependent impaired loans, respectively. The collateral-dependent loans at September 30, 2025, consisted of $6.1 million of commercial real estate loans, $1.7 million of multifamily loans, $839,000 of commercial and industrial loans, and $980,000 of one-to-four family residential loans. For the nine months ended September 30, 2025, there was no significant deterioration or changes in the collateral securing these loans.

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

The following table presents the amortized cost basis of loan modifications made to borrowers experiencing financial difficulty that were modified during the three and nine months ended September 30, 2025 and 2024, by class and by type of modification (dollars in thousands):

	Three Months Ended September 30, 2025
	Payment Delay	Payment Delay and Interest Rate Reduction	Payment Delay and Term Extension	Payment Delay, Term Extension, and Interest Rate Reduction	Total	Percentage of Total Class of Financing Receivable
Commercial and industrial	$—	$—	$—	$2,851	$2,851	1.76%
Total loans	$—	$—	$—	$2,851	$2,851

	Three Months Ended September 30, 2024
	Payment Delay	Term Extension (1)	Payment Delay and Term Extension	Payment Delay, Term Extension, and Interest Rate Reduction	Total	Percentage of Total Class of Financing Receivable
Commercial and industrial	$445	$—	$—	$—	$445	0.26%
Total loans	$445	$—	$—	$—	$445

	Nine Months Ended September 30, 2025
	Payment Delay	Payment Delay and Interest Rate Reduction	Payment Delay and Term Extension	Payment Delay, Term Extension, and Interest Rate Reductions	Total	Percentage of Total Class of Financing Receivable
Commercial mortgage	$1,730	$—	$—	$—	$1,730	0.19%
Commercial and industrial	—	442	—	2,851	3,293	2.03%
Total loans	$1,730	$442	$—	$2,851	$5,023

	Nine Months Ended September 30, 2024
	Payment Delay	Term Extension (1)	Payment Delay and Term Extension	Payment Delay, Term Extension, and Interest Rate Reductions	Total	Percentage of Total Class of Financing Receivable
Commercial mortgage	$—	$—	$386	$295	$681	0.08%
Commercial and industrial	569	12,500	—	888	13,957	8.00%
Total loans	$569	$12,500	$386	$1,183	$14,638

(1) Represents one loan with a carrying balance of $12.5 million at September 30, 2024, that was risk rated substandard and had received multiple 90-day extensions through July 1, 2024. The loan experienced credit deterioration and was put on non-accrual status in the third quarter of 2024. The loan made a payment of $10.0 million during the fourth quarter of 2024. The remaining $2.5 million balance of this loan was current as of September 30, 2025, but remains on non-accrual status.

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)
The following table presents the financial effect of loan modifications made to borrowers experiencing financial difficulty during the nine months ended September 30, 2025, and September 30, 2024 (in thousands):

	Weighted-Average Term Extension (in months)	Weighted-Average Interest Rate Reduction
Three Months Ended September 30, 2025
Commercial and industrial	36	1.75%

	Weighted-Average Term Extension (in months)	Weighted-Average Interest Rate Reduction
Nine Months Ended September 30, 2025
Commercial and industrial	36	1.83%
Nine Months Ended September 30, 2024
Commercial mortgage	60	3.00%
Commercial and industrial	7.2	3.00%
There were no commitments to lend additional funds at September 30, 2025 to borrowers experiencing financial difficulty whose terms have been restructured.
For modified loans, a subsequent payment default is defined in terms of delinquency, when a principal or interest payment is 90 days past due or classified into non-accrual status during the reporting period. Of the loans modified during the preceding twelve months, there was one commercial and industrial loan with a balance of $12.5 million at September 30, 2024, that was risk rated substandard and had received multiple 90-day extensions from the second quarter of 2023 through July 1, 2024. During the third quarter of 2024, the loan experienced credit deterioration and was put on non-accrual status. The loan made a payment of $10.0 million during the fourth quarter of 2024. The remaining $2.5 million balance of this loan was current as of September 30, 2025, but remains on non-accrual status. During the preceding twelve months, two commercial and industrial loans with an aggregate balance of $335,000 at September 30, 2024, subsequently defaulted and were charged-off in full.
The Company closely monitors the performance of loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of the modification efforts. The following table presents the aging analysis of loan modifications made to borrowers experiencing financial difficulty during the nine months ended September 30, 2025 and 2024 (in thousands):

	As of September 30, 2025
	Current	30-89 Days Past Due	90 Days or More Past Due	Non-Accrual	Total
Commercial Mortgage	$1,731	$—	$—	$—	$1,731
Home equity and lines of credit	—	197	—	—	$197
Commercial and industrial	205	—	2,851	2,689	5,745
Total loans	$1,936	$197	$2,851	$2,689	$7,673

	As of September 30, 2024
	Current	30-89 Days Past Due	90 Days or More Past Due	Non-Accrual	Total
Commercial mortgage	$—	$—	$—	$681	$681
Commercial and industrial	888	479	—	12,729	14,096
Total loans	$888	$479	$—	$13,410	$14,777

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

Allowance for Individually Evaluated Loans

The Company measures specific reserves for individual loans that do not share common risk characteristics with other loans, consisting of all loans previously modified as TDRs (prior to the adoption of ASU 2022-02) and non-accrual loans with an outstanding balance of $500,000 or greater. Loans individually evaluated for impairment are assessed to determine whether the loan’s carrying value is not in excess of the estimated fair value of the collateral less cost to sell, if the loan is collateral-dependent, or the present value of the expected future cash flows, if the loan is not collateral-dependent. Management performs an evaluation of each individually evaluated loan and generally obtains updated appraisals as part of the evaluation. In addition, management adjusts estimated fair values down to appropriately consider recent market conditions, our willingness to accept a lower sales price to effect a quick sale, and costs to dispose of any supporting collateral. Determining the estimated fair value of underlying collateral (and related costs to sell) can be difficult in illiquid real estate markets and is subject to significant assumptions and estimates. Management employs an independent third-party management firm that specializes in appraisal preparation and review to ascertain the reasonableness of updated appraisals. Projecting the expected cash flows for TDRs (prior to the adoption of ASU 2022-02), which are not collateral-dependent is inherently subjective and requires, among other things, an evaluation of the borrower’s current and projected financial condition. Individually evaluated loans that have no impairment losses are not considered for collective allowances described above. Upon adoption of ASU 2022-02, the Company no longer establishes a specific reserve for loan modifications to borrowers experiencing financial difficulty. Instead, these loan modifications are included in their respective pool and a historical loss rate is applied to the current loan balance to arrive at the quantitative and qualitative baseline portion of the allowance for credit losses. At September 30, 2025, and December 31, 2024, the ACL for loans individually evaluated for impairment was $1.2 million and $1.3 million, respectively.

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

The table below summarizes the allowance for credit losses for off-balance sheet credit exposures as of, and for, the three and nine months ended September 30, 2025, and September 30, 2024 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Balance at beginning of period	$568	$422	$518	$236
Provision for credit losses	116	151	166	337
Balance at end of period	$684	$573	$684	$573

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)
The following tables set forth activity in our allowance for credit losses on loans, by loan type, as of, and for the three and nine months ended September 30, 2025, and September 30, 2024 (in thousands):

	Three Months Ended September 30, 2025
	Real Estate
	Commercial (1)	One-to-Four Family	Home Equity and Lines of Credit	Construction and Land	Commercial and Industrial	Other	Total Loans (excluding PCD)	PCD	Total
Allowance for credit losses:
Beginning balance	$22,770	$2,444	$2,729	$98	$5,359	$3	$33,403	$2,717	$36,120
Charge-offs	—	—	—	—	(483)	(1)	(484)	(343)	(827)
Recoveries	13	—	—	—	483	—	496	32	528
Provisions (credit)	885	(120)	(38)	(3)	98	—	822	247	1,069
Ending balance	$23,668	$2,324	$2,691	$95	$5,457	$2	$34,237	$2,653	$36,890

	Three Months Ended September 30, 2024
	Real Estate
	Commercial (1)	One-to-Four Family	Home Equity and Lines of Credit	Construction and Land	Commercial and Industrial	Other	Total Loans (excluding PCD)	PCD	Total
Allowance for credit losses:
Beginning balance	$19,306	$2,292	$2,562	$108	$7,564	$3	$31,835	$2,945	$34,780
Charge-offs	—	—	—	—	(2,355)	—	(2,355)	—	(2,355)
Recoveries	14	—	92	—	124	—	230	—	230
Provisions (credit)	693	(194)	(357)	(2)	2,424	(1)	2,563	(21)	2,542
Ending balance	$20,013	$2,098	$2,297	$106	$7,757	$2	$32,273	$2,924	$35,197

(1) Commercial includes commercial real estate loans collateralized by owner-occupied, non-owner occupied, and multifamily properties.

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

	Nine Months Ended September 30, 2025
	Real Estate
	Commercial (1)	One-to-Four Family	Home Equity and Lines of Credit	Construction and Land	Commercial and Industrial	Other	Total Loans (excluding PCD)	PCD	Total
Allowance for credit losses:
Beginning balance	$20,949	$2,245	$2,254	$103	$6,724	$4	$32,279	$2,904	$35,183
Charge-offs	—	—	—	—	(4,633)	(1)	(4,634)	(343)	(4,977)
Recoveries	42	—	—	—	872	1	915	32	947
Provisions (credit)	2,677	79	437	(8)	2,494	(2)	5,677	60	5,737
Ending balance	$23,668	$2,324	$2,691	$95	$5,457	$2	$34,237	$2,653	$36,890

	Nine Months Ended September 30, 2024
	Real Estate
	Commercial (1)	One-to-Four Family	Home Equity and Lines of Credit	Construction and Land	Commercial and Industrial	Other	Total Loans (excluding PCD)	PCD	Total
Allowance for credit losses:
Beginning balance	$23,255	$3,285	$1,705	$149	$6,050	$6	$34,450	$3,085	$37,535
Charge-offs	(136)	—	—	—	(4,842)	—	(4,978)	—	(4,978)
Recoveries	42	9	92	—	158	—	301	—	301
Provisions (credit)	(3,148)	(1,196)	500	(43)	6,391	(4)	2,500	(161)	2,339
Ending balance	$20,013	$2,098	$2,297	$106	$7,757	$2	$32,273	$2,924	$35,197

(1) Commercial includes commercial real estate loans collateralized by owner-occupied, non-owner occupied, and multifamily properties.

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)
The following tables detail the amount of loans receivable held-for-investment, net of deferred loan fees and costs, that are evaluated, individually and collectively, for impairment, and the related portion of the allowance for credit losses that is allocated to each loan portfolio segment, at September 30, 2025, and December 31, 2024 (in thousands):

	September 30, 2025
	Real Estate
	Commercial (1)	One-to-Four Family	Home Equity and Lines of Credit	Construction and Land	Commercial and Industrial	Other	Total Loans (excluding PCD)	PCD	Total
Allowance for credit losses:
Ending balance: individually evaluated for impairment	$705	$—	$—	$—	$491	$—	$1,196	$—	$1,196
Ending balance: collectively evaluated for impairment	22,963	2,324	2,691	95	4,966	2	33,041	—	33,041
Ending balance: PCD loans evaluated for impairment (2)	—	—	—	—	—	—	—	2,653	2,653
Loans, net:
Ending balance	$3,335,028	$165,969	$193,309	$34,365	$162,053	$1,204	$3,891,928	$8,418	$3,900,346
Ending balance: individually evaluated for impairment	8,483	1,255	17	—	3,293	—	13,048	—	13,048
Ending balance: collectively evaluated for impairment	3,326,545	164,714	193,292	34,365	158,723	1,204	3,878,843	—	3,878,843
Ending balance: PCD loans evaluated for impairment (2)	—	—	—	—	—	—	—	8,418	8,418
PPP loans not evaluated for impairment (3)	—	—	—	—	37	—	37	—	37

	December 31, 2024
	Real Estate
	Commercial (1)	One-to-Four Family	Home Equity and Lines of Credit	Construction and Land	Commercial and Industrial	Other	Total Loans (excluding PCD)	PCD	Total
Allowance for credit losses:
Ending balance: individually evaluated for impairment	$—	$—	$2	$—	$1,274	$—	$1,276	$—	$1,276
Ending balance: collectively evaluated for impairment	20,949	2,245	2,252	103	5,450	4	31,003	—	31,003
Ending balance: PCD loans evaluated for impairment (2)	—	—	—	—	—	—	—	2,904	2,904
Loans, net:
Ending balance	$3,487,285	$150,217	$174,062	$35,897	$163,425	$2,165	$4,013,051	$9,173	$4,022,224
Ending balance: individually evaluated for impairment	7,730	555	20	—	4,070	—	12,375	—	12,375
Ending balance: collectively evaluated for impairment	3,479,555	149,662	174,042	35,897	159,237	2,165	4,000,558	—	4,000,558
Ending balance: PCD loans evaluated for impairment (2)	—	—	—	—	—	—	—	9,173	9,173
PPP loans not evaluated for impairment (3)	—	—	—	—	118	—	118	—	118

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

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)
Note 7 – Deposits

Deposit account balances are summarized as follows (in thousands):

	September 30, 2025	December 31, 2024
Non-interest-bearing checking	$706,236	$706,976
Negotiable orders of withdrawal (“NOW”) and interest-bearing checking	1,388,572	1,286,154
Savings and money market	1,159,535	1,176,308
Certificates of deposit	719,417	969,039
Total deposits	$3,973,760	$4,138,477

Interest expense on deposit accounts is summarized for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
NOW and interest-bearing checking, savings, and money market	$12,415	$12,717	$36,790	$38,231
Certificates of deposit	6,606	7,587	23,707	22,010
Total interest expense on deposit accounts	$19,021	$20,304	$60,497	$60,241

Note 8 – Subordinated Debt

On June 17, 2022, the Company issued $62.0 million in aggregate principal amount of fixed-to-floating subordinated notes (the “Notes”) to certain institutional investors. The Notes mature on June 30, 2032, unless redeemed earlier. The Notes initially bear interest, payable semi-annually in arrears, at a fixed rate of 5.00% per annum until June 30, 2027. Beginning June 30, 2027 and until maturity or redemption, the interest rate applicable to the outstanding principal amount of the Notes due will reset quarterly to an interest rate per annum equal to the then current three-month Secured Overnight Financing Rate plus 200 basis points, payable quarterly in arrears. The Company has the option to redeem the Notes, at par and in whole or in part, beginning on June 30, 2027 and to redeem the Notes at any time in whole upon certain other events. Any redemption of the Notes will be subject to prior regulatory approval to the extent required. Debt issuance costs totaled $1.1 million and are being amortized to maturity. At September 30, 2025, and December 31, 2024, subordinated debt totaled $61.6 million and $61.4 million, respectively, which included $390,000 and $558,000, respectively, of unamortized debt issuance costs. The Company recognized amortization expense of $56,000 and $168,000 for the three and nine months ended September 30, 2025, respectively. The Company recognized amortization expense of $56,000 and $167,000 for the three and nine months ended September 30, 2024, respectively.

Note 9 – Equity Incentive Plans

The following table is a summary of the Company’s stock options outstanding as of September 30, 2025, and changes therein during the nine months then ended.

	Number of Stock Options	Weighted Average Grant Date Fair Value	Weighted Average Exercise Price	Weighted Average Contractual Life (years)
Outstanding and Exercisable - December 31, 2024	701,103	$4.11	$15.09	0.63
Forfeited or expired	(621,103)	4.07	14.76	—
Outstanding and Exercisable - September 30, 2025	80,000	4.44	17.67	1.61

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

The following is a summary of the status of the Company’s restricted stock awards and performance-based restricted stock units at September 30, 2025, and changes therein during the nine months then ended.

	Restricted Stock Awards	Weighted Average Grant Date Fair Value	Performance Stock Awards	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2024	337,774	$13.71	93,608	$14.19
Granted	238,186	11.66	59,735	11.66
Vested	(184,309)	13.90	—	—
Forfeited	(9,463)	12.54	(20,631)	15.78
Non-vested at September 30, 2025	382,188	12.36	132,712	12.80

Expected future stock award expense related to the non-vested restricted share awards as of September 30, 2025, was $2.9 million over a weighted average period of 1.6 years. Expected future stock award expense related to the non-vested performance share awards as of September 30, 2025, was $793,000 over a weighted average period of 1.5 years.
During the three months ended September 30, 2025, and September 30, 2024, the Company recorded $754,000 and $717,000, respectively, of stock-based compensation related to the above plan. During the nine months ended September 30, 2025 and September 30, 2024, the Company recorded $2.3 million and $1.6 million, respectively, of stock-based compensation related to the above plan.

Note 10 – Fair Value Measurements
The following tables present the assets reported on the consolidated balance sheets at their estimated fair value as of September 30, 2025, and December 31, 2024, by level within the fair value hierarchy as required by the Fair Value Measurements and Disclosures Topic of the Financial Accounting Standards Board (“FASB”) ASC. Financial assets and liabilities are classified in their entirety based on the level of input that is significant to the fair value measurement. The fair value hierarchy is as follows:

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

	Fair Value Measurements at September 30, 2025 Using:
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Measured on a recurring basis:
Assets:
Investment securities:
Debt securities available-for-sale:
U.S. Government agency securities	$556	$—	$556	$—
Mortgage-backed securities:
Pass-through certificates:
GSE	346,537	—	346,537	—
REMICs:
GSE	953,358	—	953,358	—
Total mortgage-backed securities	1,299,895	—	1,299,895	—
Other debt securities:
Municipal bonds	484	—	484	—
Corporate bonds	29,969	—	29,969	—
	30,453	—	30,453	—
Total debt securities available-for-sale	1,330,904	—	1,330,904	—
Trading securities	14,968	14,968	—	—
Equity securities (1)	—	—	—	—
Total	$1,345,872	$14,968	$1,330,904	$—
Measured on a non-recurring basis:
Assets:
Loans individually evaluated for impairment:
Real estate loans:
Commercial real estate	$2,783	$—	$—	$2,783
Multifamily	1,693	—	—	1,693
Total individually evaluated real estate loans	4,476	—	—	4,476
Commercial and industrial loans	2,801	—	—	2,801
Total	$7,277	$—	$—	$7,277

(1) Excludes investment measured at net asset value of $5.0 million at September 30, 2025, which has not been classified in the fair value hierarchy.

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
The following table presents qualitative information for Level 3 assets measured at fair value on a non-recurring basis at September 30, 2025 (dollars in thousands):

	Fair Value	Valuation Methodology	Unobservable Inputs	Range of Inputs
	(in thousands)
Individually evaluated loans:
Commercial real estate	$2,783	Appraisals	Adjustments to selling costs	7.0% - 10.0%
Multifamily	1,693	Appraisals	Adjustments to selling costs	0% - 10.0%
Commercial and industrial loans	2,801	Discounted cash flows	Interest rates	4.0% - 15.0%

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
The valuation techniques described below were used to measure fair value of financial instruments in the tables below on a recurring basis and a non-recurring basis at September 30, 2025 and December 31, 2024.
Debt Securities Available for Sale: The estimated fair values for mortgage-backed securities, corporate, and other debt securities are obtained from an independent nationally recognized third-party pricing service. The estimated fair values are derived primarily from cash flow models, which include assumptions for interest rates, credit losses, and prepayment speeds. Broker/dealer quotes are utilized as well, when such quotes are available and deemed representative of the market. The significant inputs utilized in the cash flow models are based on market data obtained from sources independent of the Company (Observable Inputs), and are therefore classified as Level 2 within the fair value hierarchy. There were no transfers of securities between Level 1 and Level 2 during the nine months ended September 30, 2025 or September 30, 2024.
Trading Securities: Fair values are derived from quoted market prices in active markets. The assets consist of publicly traded mutual funds.

Equity Securities: Fair values of equity securities consisting of publicly traded mutual funds are derived from quoted market prices in active markets.

Loans Individually Evaluated for Impairment: At September 30, 2025, and December 31, 2024, the Company had loans individually evaluated for impairment (excluding PCD loans) with outstanding principal balances of $10.9 million and $7.2 million, respectively, which were recorded at their estimated fair value of $7.3 million and $4.1 million, respectively. The Company recorded a net decrease in the specific reserve for impaired loans of $80,000 for the nine months ended September 30, 2025, and an increase of $1.2 million for the nine months ended September 30, 2024, respectively. Net charge-offs of $4.0 million and $2.6 million were recorded for the nine months ended September 30, 2025, and September 30, 2024, respectively, utilizing Level 3 inputs. For purposes of estimating the fair value of impaired loans, management utilizes independent appraisals, if the loan is collateral-dependent, adjusted downward by management, as necessary, for changes in relevant valuation factors subsequent to the appraisal date, or the present value of expected future cash flows for non-collateral dependent loans and TDRs.

Other Real Estate Owned: At September 30, 2025, and December 31, 2024, the Company had no assets acquired through foreclosure.

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

The estimated fair values of the Company’s significant financial instruments at September 30, 2025, and December 31, 2024, are presented in the following tables (in thousands):

	September 30, 2025
		Estimated Fair Value
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$131,725	$131,725	$—	$—	$131,725
Trading securities	14,968	14,968	—	—	14,968
Debt securities available-for-sale	1,330,904	—	1,330,904	—	1,330,904
Debt securities held-to-maturity	8,396	—	8,145	—	8,145
FHLBNY stock, at cost	45,718	N/A	N/A	N/A	N/A
Net loans held-for-investment	3,863,456	—	—	3,719,487	3,719,487
Derivative assets	4,603	—	4,603	—	4,603
Financial liabilities:
Deposits	$3,973,760	$—	$3,974,546	$—	$3,974,546
FHLB advances and other borrowings (including securities sold under agreements to repurchase)	880,100	—	879,463	—	879,463
Subordinated debentures, net of issuance costs	61,610	—	56,085	—	56,085
Advance payments by borrowers for taxes and insurance	23,165	—	23,165	—	23,165
Derivative liabilities	4,531	—	4,531	—	4,531

The table above excludes an equity investment measured at net asset value of $5.0 million at September 30, 2025, which has not been classified in the fair value hierarchy.

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

The following is a summary of the Company’s earnings per share calculations and reconciliation of basic to diluted earnings per share for the periods indicated (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income available to common stockholders	$10,751	$6,523	$28,198	$18,694

Weighted average shares outstanding-basic	39,702,018	41,028,213	40,246,854	41,794,149
Effect of non-vested restricted stock and stock, performance-based restricted stock units and options outstanding	58,729	60,424	46,083	35,081
Weighted average shares outstanding-diluted	39,760,747	41,088,637	40,292,937	41,829,230
Earnings per share-basic	$0.27	$0.16	$0.70	$0.45
Earnings per share-diluted	$0.27	$0.16	$0.70	$0.45
Anti-dilutive shares	382,498	706,143	854,865	1,496,292

Note 12 – Leases

The Company’s leases primarily relate to real estate property for branches and office space with terms extending from three months up to 29.8 years. At September 30, 2025, all of the Company’s leases are classified as operating leases, which are required to be recognized on the consolidated balance sheets as a right-of-use asset and a corresponding lease liability.

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

At September 30, 2025, the Company’s operating lease right-of-use assets and operating lease liabilities included on the consolidated balance sheet were $25.0 million and $28.9 million, respectively. At December 31, 2024, the Company’s operating lease right-of-use assets and operating lease liabilities included on the consolidated balance sheet were $27.8 million and $32.2 million, respectively. Operating lease expense is recognized on a straight-line basis over the lease term, while variable lease payments are recognized as incurred. Variable lease payments include common area maintenance charges, real estate taxes, repairs and maintenance costs and utilities. Operating and variable lease expenses are recorded in occupancy expense on the consolidated statements of comprehensive income.

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)
Supplemental lease information at or for the three and nine months ended September 30, 2025, and September 30, 2024 is as follows (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

Operating lease cost	$1,465	$1,452	$4,392	$4,382
Variable lease cost	911	787	3,148	2,751
Net lease cost	$2,376	$2,239	$7,540	$7,133
Cash paid for amounts included in measurement of operating lease liabilities	$1,632	$1,597	$4,866	$4,797
Right-of-use assets obtained in exchange for new operating lease liabilities	$—	$795	$753	$2,227
Weighted average remaining lease term			10.80 years	10.78 years
Weighted average discount rate			3.72%	3.68%
The following table summarizes lease payment obligations for each of the next five years and thereafter in addition to a reconcilement to the Company's current lease liability (in thousands):

Year	Amount
2025	$1,551
2026	5,599
2027	4,645
2028	4,387
2029	2,922
Thereafter	17,286
Total lease payments	36,390
Less: imputed interest	(7,471)
Present value of lease liabilities	$28,919
As of September 30, 2025, the Company had entered into an agreement for an extension of a current operating lease that had not yet commenced, with aggregate future minimum lease payments of approximately $1.9 million. The lease is expected to commence on July 1, 2026 with a term of seven years.

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
At September 30, 2025, the Company had 17 interest rate swaps with a notional amount of $133.1 million. At December 31, 2024, the Company had 13 interest rate swaps with a notional amount of $95.7 million. The Company recorded fee income related to swaps of $159,000 for the three and nine months ended September 30, 2025. The Company recorded fee income related to swaps of $173,000 for the three and nine months ended September 30, 2024.

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)
The table below presents the fair value of the derivatives as well as their location on the consolidated balance sheets (in thousands):

	Fair Value
Balance Sheet Location	September 30, 2025	December 31, 2024
Other assets	$4,603	$5,149
Other liabilities	4,531	5,152
Note 14 - Segment Information
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

	Banking Segment
	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands)
Interest income	$62,946	$59,318	$185,463	$178,186
Reconciliation of revenue
Other revenues - non-interest income	4,726	3,578	12,274	9,818
Total consolidated revenues	67,672	62,896	197,737	188,004
Less:
Interest expense	28,434	31,089	84,764	93,386
Segment net interest income and non-interest income	39,238	31,807	112,973	94,618
Less:
Compensation and employee benefits	13,522	11,424	39,025	37,577
Provision for credit losses	1,069	2,542	5,737	2,339
Other segment items (1) (2) (3)	9,860	8,954	28,762	28,126
Income tax expense	4,036	2,364	11,251	7,882
Segment expenses	28,487	25,284	84,775	75,924
Segment net income	$10,751	$6,523	$28,198	$18,694
Segment assets	$5,725,503	$5,730,851	$5,725,503	$5,730,851
Total consolidated assets	$5,725,503	$5,730,851	$5,725,503	$5,730,851

(1) Other segment items include occupancy, furniture and equipment, data processing, professional fees, advertising, FDIC insurance and other miscellaneous expenses.
(2) Includes depreciation expense of $800,000 and $2.4 million for the three and nine months ended September 30, 2025, respectively, and $875,000 and $2.7 million for the three and nine months ended September 30, 2024, respectively.
(3) Includes amortization expense of $2.4 million and $7.3 million for the three and nine months ended September 30, 2025, respectively, and $2.3 million and $4.5 million for the three and nine months ended September 30, 2024, respectively.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Cautionary Statement Regarding Forward-Looking Statements
This Quarterly Report may contain certain “forward-looking statements,” which can be identified by the use of such words as “estimate,” “project,” “believe,” “intend,” “anticipate,” “plan,” “seek,” “expect,” “annualized,” “could,” “may,” “should,” “will,” and words of similar meaning. These forward-looking statements include, but are not limited to:

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

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:
•general economic conditions, internationally, nationally, or in our market areas, including inflationary pressures and/or recessionary conditions, employment prospects, fluctuations in residential and commercial real estate values and market conditions, military conflict, geopolitical risks, and downgrades of the U.S. credit rating;
•competition among depository and other financial institutions, including with respect to fees and interest rates;
•changes in the interest rate environment that reduce our margins and yields, or reduce the market value of our assets, including the fair value of financial instruments, or reduce our ability to originate loans;
•adverse changes in the securities or credit markets, and changes in investor sentiment;
•changes in laws, tax policies, government regulations or policies affecting financial institutions;
•changes in regulatory fees, assessments, and capital requirements;
•the imposition of tariffs or other domestic or international governmental policies and retaliatory responses;
•changes in the quality and/or composition of our loan and securities portfolios, changes in prepayment speeds, charge-offs, and in the estimates or methodology used to determine our allowance for credit losses;
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
•the failure to maintain current technologies and to successfully implement future technological enhancements;
•changes in our organization, compensation structure, and benefit plans;
•our ability to attract and/or retain key employees;
•changes in the value of our goodwill or other intangible assets;
•changes in the level of government support for housing finance;
•changes in monetary or fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board;
•the effect of the current U.S. government shutdown;
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

Critical Accounting Policies

Note 1 to the Company’s Audited Consolidated Financial Statements for the year ended December 31, 2024, included in the Company’s Annual Report on Form 10-K, as supplemented by this report, contains a summary of our significant accounting policies. Various elements of these accounting policies are subject to estimation techniques, valuation assumptions, and other subjective assessments. Certain assets are carried on the consolidated balance sheets at estimated fair value or the lower of cost or estimated fair value. Policies with respect to the methodologies used to determine the allowance for credit losses on loans are the most critical accounting policies because they are important to the presentation of the Company’s financial condition and results of operations, involve a higher degree of complexity, and require management to make subjective judgments which often require assumptions or estimates about highly uncertain matters. The use of different judgments, assumptions, and estimates could result in material differences in the results of operations or financial condition. These critical accounting policies and their application are reviewed periodically and, at least annually, with the Audit Committee of the Board of Directors.
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
Net income was $28.2 million for the nine months ended September 30, 2025, as compared to $18.7 million for the nine months ended September 30, 2024. The increase in net income for the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024, was primarily the result of an increase in net interest income, attributable to lower funding costs and higher yields on interest-earning assets, partially offset by an increase in the provision for credit losses on loans. Net income for the nine months ended September 30, 2025, included $609,000 of interest income related to settlement of a non-accrual loan and $580,000 of additional tax expense related to options that expired in May 2025. Net income for the nine months ended September 30, 2024, included $795,000 of additional tax expense related to options that expired in June 2024, and $683,000 of severance expense. Basic and diluted earnings per common share were $0.70 for the nine months ended September 30, 2025, compared to basic and diluted earnings per common share of $0.45 for the nine months ended September 30, 2024. For the nine months ended September 30, 2025, our return on average assets was 0.67%, as compared to 0.43% for the nine months ended September 30, 2024. For the nine months ended September 30, 2025, our return on average stockholders’ equity was 5.31% as compared to 3.59% for the nine months ended September 30, 2024.
Comparison of Financial Condition at September 30, 2025 and December 31, 2024
Total assets increased by $59.1 million, or 1.0%, to $5.73 billion at September 30, 2025, from $5.67 billion at December 31, 2024. The increase was primarily due to an increase in available-for-sale debt securities of $230.1 million, or 20.9%, partially offset by decreases in total loans of $126.8 million, or 3.1%, cash and cash equivalents of $36.0 million, or 21.5%, and other assets of $8.3 million, or 17.8%.

Cash and cash equivalents decreased by $36.0 million, or 21.5%, to $131.7 million at September 30, 2025, from $167.7 million at December 31, 2024, as excess liquidity was deployed into purchasing higher-yielding mortgage-backed securities. Balances fluctuate based on the timing of receipt of security and loan repayments and the redeployment of cash into higher-yielding assets such as loans and securities, or the funding of deposit outflows or borrowing maturities.

The Company’s available-for-sale debt securities portfolio increased by $230.1 million, or 20.9%, to $1.33 billion at September 30, 2025, from $1.10 billion at December 31, 2024. The increase was primarily attributable to purchases of mortgage-backed securities, partially offset by paydowns and maturities. At September 30, 2025, $1.30 billion of the portfolio consisted of residential mortgage-backed securities issued or guaranteed by Fannie Mae, Freddie Mac, or Ginnie Mae. In addition, the Company held $30.0 million in corporate bonds, substantially all of which were investment grade, $484,000 in municipal bonds and $556,000 in U.S. Government agency securities at September 30, 2025. Unrealized losses, net of tax, on available-for-sale debt securities and held-to-maturity securities approximated $12.2 million and $234,000, respectively, at September 30, 2025, and $21.8 million and $400,000, respectively, at December 31, 2024. The effective duration of the securities portfolio at September 30, 2025 was 0.95 years.

Equity securities were $5.0 million at September 30, 2025 and $14.3 million at December 31, 2024. At September 30, 2025, equity securities were primarily comprised of an investment in a Small Business Administration (“SBA”) Loan Fund. This investment in the SBA Loan Fund is utilized by Northfield Bank (the “Bank”) to satisfy its Community Reinvestment Act lending requirements. The decrease in equity securities was due to a redemption, at par, of $5.0 million of our investment in the SBA Loan Fund during the quarter ended September 30, 2025, and a $4.3 million decrease in money market mutual funds which were liquidated in the third quarter of 2025.

Loans held-for-investment, net, decreased by $121.9 million, or 3.0%, to $3.90 billion at September 30, 2025 from $4.02 billion at December 31, 2024, primarily due to a decrease in multifamily real estate loans, partially offset by increases in commercial mortgage, one-to-four family residential mortgage, and home equity and lines of credit loans. The decrease in multifamily loan balances reflects the Company's continued strategic focus on managing concentration risk within its multifamily real estate loan portfolio, while maintaining disciplined loan pricing. Multifamily loans decreased $157.0 million, or 6.0%, to $2.44 billion at September 30, 2025 from $2.60 billion at December 31, 2024, construction and land loans decreased $1.5 million, or 4.3%, to $34.4 million at September 30, 2025 from $35.9 million at December 31, 2024, and commercial and industrial loans decreased $1.4 million, or 0.8%, to $162.1 million at September 30, 2025 from $163.4 million at December 31, 2024. Partially offsetting these decreases was an increase in home equity loans and lines of credit loans of $19.2 million, or 11.1%, to $193.3 million at September 30, 2025 from $174.1 million at December 31, 2024, attributable to new originations, existing customers drawing down on their lines of credit, and decreases in paydowns, an increase in one-to-four family residential loans of $15.8 million, or 10.5%, to $166.0 million at September 30, 2025 from $150.2 million at December 31, 2024, attributable to a combination of retail originations through our recently established mortgage department and the purchase of residential mortgage pools from other banks, and an increase in commercial mortgage loans of $4.7 million, or 0.5%, to $894.5 million at September 30, 2025 from $889.8 million at December 31, 2024, attributable to new originations.

The following table represents the Company's loan balances and associated percentage of each major category in the Company's loan portfolio as of September 30, 2025 and December 31, 2024:

	September 30, 2025		December 31, 2024
	Amount	% of Total	Amount	% of Total
Real estate loans:
Multifamily	$2,440,505	62.6%	$2,597,484	64.6%
Commercial mortgage	894,523	22.9	889,801	22.1
One-to-four family residential mortgage	165,969	4.2	150,217	3.7
Home equity and lines of credit	193,309	5.0	174,062	4.3
Construction and land	34,365	0.9	35,897	0.9
Total real estate loans	3,728,671	95.6%	3,847,461	95.6%
Commercial and industrial loans	162,053	4.2	163,425	4.1
Other loans	1,204	—	2,165	0.1
Total commercial and industrial and other loans	163,257	4.2%	165,590	4.2%
Loans held-for-investment, net (excluding purchased credit-deteriorated (“PCD”) loans	3,891,928	99.8	4,013,051	99.8
PCD loans	8,418	0.2	9,173	0.2
Total loans held-for-investment, net	$3,900,346	100.0%	$4,022,224	100.0%

The following table summarizes commercial mortgage real estate loans by property type and owner-occupied status as a percentage of the total commercial mortgage real estate portfolio as of September 30, 2025:

	September 30, 2025
	Concentration by Property Type		Percentage of Total
	Amount	% of Total	Owner-Occupied	Non-Owner Occupied
Office buildings	$175,583	19.6%	7.5%	12.1%
Mixed use (majority of space is non-residential)	156,703	17.5	2.5	15.0
Retail	137,987	15.4	2.3	13.1
Warehousing	122,734	13.7	12.4	1.3
Healthcare facilities	67,969	7.6	5.8	1.8
Manufacturing	65,336	7.3	5.0	2.3
Accommodations (hotel/motel)	48,315	5.4	—	5.4
Services	45,410	5.1	3.7	1.4
Recreational	12,805	1.4	1.3	0.1
Schools/daycare	12,190	1.4	1.0	0.4
Restaurants	4,995	0.6	0.3	0.3
Other	44,496	5.0	2.3	2.7
Total commercial real estate loans	$894,523	100.0%	44.1%	55.9%

The Company obtains an appraisal of the real estate collateral securing a commercial real estate loan prior to originating the loan. The appraised value is used to calculate the ratio of the outstanding loan balance to the value of the real estate collateral, or loan-to-value ratio ("LTV"). The original appraisal is used to monitor the LTVs within the commercial real estate portfolio unless an updated appraisal is received, which may happen for a variety of reasons, including but not limited to payment delinquency, additional loan requests using the same collateral, or loan modifications. The following table presents the ranges in the LTVs of our commercial mortgage loans at September 30, 2025:

LTV Range %	Number of Loans	Amount
		(Dollars in thousands)
0 - 25	196	$73,087
>25 - 50	248	341,576
>50 - 60	102	204,805
>60 - 70	80	235,149
>70 - 80	20	34,270
>80 - 90	1	170
>90	4	5,466
Total commercial real estate loans	651	$894,523
The following table summarizes the commercial real estate portfolio by geographic region in which the loans were originated as a percentage of total commercial real estate loans as of September 30, 2025:

Geographic Region	Amount	Percent
	(Dollars in thousands)
New York	$480,655	54%
New Jersey	386,102	43%
Pennsylvania and Other	27,766	3%
Total commercial real estate loans	$894,523	100%
As of September 30, 2025, non-owner occupied commercial real estate loans (as defined by regulatory guidance) to total risk-based capital was estimated at approximately 406%. Management believes that the Bank maintains appropriate risk management practices including risk assessments, board-approved underwriting policies and related procedures, which includes monitoring Bank portfolio performance, performing market analysis (economic and real estate), and stressing of the Bank’s commercial real estate portfolio under severe, adverse economic conditions. Although management believes the Bank has implemented appropriate policies and procedures to manage its commercial real estate concentration risk, the Bank’s regulators could require it to implement additional policies and procedures or could require it to maintain higher levels of regulatory capital, which might adversely affect its loan originations, the Company's ability to pay dividends, and overall profitability.

Our real estate portfolio includes credit risk exposure to loans collateralized by office buildings and multifamily properties in New York subject to some form of rent regulation limiting rent increases for rent-stabilized multifamily properties. At September 30, 2025, office-related loans represented $175.6 million, or 4.5%, of our total loan portfolio, with an average balance of $1.7 million (although we have originated these type of loans in amounts substantially greater than this average) and a weighted average loan-to-value ratio of 58%. Approximately 38% were owner-occupied. The geographic locations of the properties collateralizing our office-related loans are: 49.5% in New York, 49.0% in New Jersey and 1.5% in Pennsylvania. At September 30, 2025, our largest office-related loan had a principal balance of $90.0 million (with a net active principal balance for the Bank of $29.0 million as we have a 33.3% participation interest), was secured by an office facility located in Staten Island, New York, and was performing in accordance with its original contractual terms. At September 30, 2025, multifamily loans that have some form of rent stabilization or rent control totaled $423.7 million, or 10.8% of our total loan portfolio, with an average balance of $1.7 million (although we have originated these type of loans in amounts substantially greater than this average) and a weighted average loan-to-value ratio of 50%. At September 30, 2025, our largest rent-regulated loan had a principal balance of $16.5 million, was secured by an apartment building located in Staten Island, New York, and was performing in accordance with its original contractual terms. Management continues to closely monitor its office and rent-regulated portfolios. For further details on our rent-regulated multifamily portfolio see “Asset Quality”.

PCD loans totaled $8.4 million and $9.2 million at September 30, 2025 and December 31, 2024, respectively. The majority of the remaining PCD loan balance consists of loans acquired as part of a Federal Deposit Insurance Corporation-assisted transaction. The Company accreted interest income of $241,000 and $710,000 attributable to PCD loans for the three and nine months ended September 30, 2025, respectively, compared to $327,000 and $1.1 million for the three and nine months ended September 30, 2024, respectively. PCD loans had an allowance for credit losses of approximately $2.7 million at September 30, 2025.
Other assets decreased by $8.3 million, or 17.8%, to $38.6 million at September 30, 2025, from $46.9 million at December 31, 2024. The decrease was primarily attributable to a decrease in deferred tax assets primarily due to a decrease in unrealized losses on the securities available-for-sale portfolio.

Total liabilities increased $44.2 million, or 0.9%, to $5.01 billion at September 30, 2025, from $4.96 billion at December 31, 2024. The increase was primarily attributable to an increase in borrowings of $213.7 million, partially offset by a decrease in deposits of $164.7 million. Brokered deposits decreased by $233.4 million, or 88.6%, as the Company placed less reliance on brokered deposits, which were used as a lower-cost alternative to borrowings in the fourth quarter of 2024. The Company routinely utilizes brokered deposits and borrowed funds to manage interest rate risk, the cost of interest-bearing liabilities, and funding needs related to loan originations and deposit activity.
Deposits, excluding brokered deposits, increased $68.7 million, or 1.8%. The increase in deposits, excluding brokered deposits, was primarily attributable to an increase of $101.7 million in transaction accounts, partially offset by decreases of $16.2 million in time deposits, $15.4 million in savings accounts, and $1.4 million in money market accounts. Growth in transaction accounts was primarily due to new municipal relationships and new commercial customer relationships. Estimated gross uninsured deposits at September 30, 2025 were $1.93 billion, which included fully collateralized uninsured governmental deposits and intercompany deposits of $989.0 million, leaving estimated uninsured deposits of approximately $944.6 million, or 23.8%, of total deposits. At December 31, 2024, estimated uninsured deposits, excluding fully collateralized uninsured governmental deposits and intercompany deposits, totaled $896.5 million, or 21.7% of total deposits.
Borrowed funds increased to $941.7 million at September 30, 2025, from $727.8 million at December 31, 2024. The increase in borrowings for the period was primarily due to a $213.7 million increase in other borrowings, which were used in lieu of higher costing brokered deposits. Management utilizes borrowings to mitigate interest rate risk, for short-term liquidity, and to a lesser extent from time to time, as part of leverage strategies.
The following table sets forth term borrowing maturities (excluding overnight borrowings, floating rate advances, and subordinated debt) and the weighted average rate by year at September 30, 2025 (dollars in thousands):

Year	Amount	Weighted Average Rate
2025	$250,000	4.38%
2026	288,484	4.20%
2027	173,000	3.19%
2028	162,343	3.94%
	$873,827	4.00%
Total stockholders’ equity increased by $14.9 million to $719.6 million at September 30, 2025, from $704.7 million at December 31, 2024. The increase was attributable to net income of $28.2 million for the nine months ended September 30, 2025, a $14.7 million decrease in accumulated other comprehensive loss associated with an increase in the estimated fair value of our debt securities available-for-sale portfolio, and a $2.9 million increase in equity award activity, partially offset by $15.0 million in stock repurchases and $15.9 million in dividend payments. On February 26, 2025, the Board of Directors of the Company approved a $5.0 million stock repurchase program, and on April 23, 2025, the Board of Directors approved a $10.0 million stock repurchase program. During the nine months ended September 30, 2025, the Company repurchased 1.3 million shares of its common stock outstanding at an average price of $11.52 for a total of $15.0 million pursuant to the approved stock repurchase plans. As of September 30, 2025, the Company had no outstanding repurchase program.

Comparison of Operating Results for the Nine Months Ended September 30, 2025 and 2024
Net Income. Net income was $28.2 million and $18.7 million for the nine months ended September 30, 2025 and September 30, 2024, respectively. Significant variances from the comparable prior year period are as follows: a $15.9 million increase in net interest income, a $3.4 million increase in the provision for credit losses on loans, a $2.5 million increase in non-interest income, a $2.1 million increase in non-interest expense, and a $3.4 million increase in income tax expense.

Interest Income. Interest income increased $7.3 million, or 4.1%, to $185.5 million for the nine months ended September 30, 2025, from $178.2 million for the nine months ended September 30, 2024, primarily due to a 25 basis point increase in the yield on interest-earning assets, which increased to 4.60% for the nine months ended September 30, 2025, from 4.35% for the nine months ended September 30, 2024, due to higher yields on mortgage-backed securities and loans, partially offset by an $86.3 million, or 1.6%, decrease in the average balance of interest-earning assets. The decrease was primarily due to decreases in the average balance of loans of $173.0 million, the average balance of other securities of $257.4 million, and the average balance of interest-earning deposits in financial institutions of $90.4 million, partially offset by an increase in the average balance of mortgage-backed securities of $434.1 million. The changes reflect the purchase of higher-yielding mortgage-related securities with excess cash and proceeds from the maturities of other securities and paydown of lower-yielding multifamily loans. Interest income for the nine months ended September 30, 2025, included $609,000 of interest income related to the settlement of a non-accrual loan in May 2025. The Company accreted interest income related to PCD loans of $710,000 for the nine months ended September 30, 2025, as compared to $1.1 million for the nine months ended September 30, 2024. Net interest income for the nine months ended September 30, 2025, also included loan prepayment income of $872,000 as compared to $648,000 for the nine months ended September 30, 2024.

Interest Expense. Interest expense decreased $8.6 million, or 9.2%, to $84.8 million for the nine months ended September 30, 2025, as compared to $93.4 million for the nine months ended September 30, 2024. The decrease was primarily due to a decrease in the average balance of interest-bearing liabilities of $107.7 million, or 2.5%, as well as a decrease in the cost of interest-bearing liabilities, which decreased by 20 basis points to 2.73% for the nine months ended September 30, 2025, from 2.93% for the nine months ended September 30, 2024. The average balance of interest-bearing liabilities decreased primarily due to a $309.9 million, or 29.4%, decrease in the average balance of borrowed funds, which was primarily due to the repayment of borrowings from the Federal Reserve Bank in the fourth quarter of 2024. In January 2024, the Company borrowed $300.0 million from the Federal Reserve Bank through the Bank Term Funding Program (“BTFP”) at favorable terms and conditions and invested the proceeds in higher-yielding interest-bearing deposits in other financial institutions and investment securities. This was partially offset by a $202.0 million, or 6.4%, increase in the average balance of interest-bearing deposits, primarily certificates of deposit. The decrease in the cost of interest-bearing liabilities was driven primarily by a 14 basis point decrease in the cost of interest-bearing deposits to 2.42% from 2.56%, partially offset by a three basis point increase in the cost of borrowings to 3.92% from 3.89%.
Net Interest Income. Net interest income for the nine months ended September 30, 2025, increased $15.9 million, or 18.7%, to $100.7 million, from $84.8 million for the nine months ended September 30, 2024, primarily due to a 43 basis point increase in net interest margin to 2.50% from 2.07% for the nine months ended September 30, 2024. The increase in net interest margin was primarily due to higher yields on loans and mortgage-backed securities, coupled with a decrease in the cost of interest-bearing liabilities.

Provision for Credit Losses. The provision for credit losses on loans increased by $3.4 million to $5.7 million for the nine months ended September 30, 2025, compared to $2.3 million for the nine months ended September 30, 2024, primarily due to an increase in general reserves related to a worsening macroeconomic forecast in the current period within our Current Expected Credit Loss (“CECL”) model, partially offset by a decline in loan balances and lower net charge-offs. Net charge-offs were $4.0 million for the nine months ended September 30, 2025, primarily due to $3.5 million in net charge-offs on small business unsecured commercial and industrial loans, as compared to net charge-offs of $4.7 million for the nine months ended September 30, 2024. Management continues to closely monitor the small business unsecured commercial and industrial loan portfolio, which totaled $22.4 million at September 30, 2025.

Non-interest Income. Non-interest income increased by $2.5 million, or 25.0%, to $12.3 million for the nine months ended September 30, 2025, compared to $9.8 million for the nine months ended September 30, 2024. The increase was primarily due to an increase in income on bank-owned life insurance of $2.3 million, primarily related to the exchange of certain policies in the fourth quarter of 2024, which have higher yields. Additionally, there was a $301,000 increase in fees and service charges for customer services, primarily higher overdraft fees.

Non-interest Expense. Non-interest expense increased by $2.1 million, or 3.2%, to $67.8 million for the nine months ended September 30, 2025, compared to $65.7 million for the nine months ended September 30, 2024. The increase was primarily due to a $1.4 million increase in employee compensation and benefits, primarily due to higher salary expense related to annual merit increases and an increase in headcount, and higher stock compensation expense as the prior year included a credit of $461,000 related to performance stock awards not expected to vest. Partially offsetting this increase was a decrease due to $683,000 of severance expense recorded in the nine months ended September 30, 2024. Additionally, there was an $859,000 increase in data processing costs attributable to an increase in core system expenses commensurate with deposit account growth and digital banking system conversion expenses, and a $402,000 increase in professional fees related to outsourced audit services and recruitment fees. Partially offsetting the increases was a $428,000 decrease in advertising expense attributable to a change in marketing strategy and the timing of specific deposit and lending campaigns, and a $171,000 decrease in credit loss expense/(benefit) for off-balance sheet exposure. The decrease in credit loss expense/(benefit) for off-balance sheet exposure was due to a provision of $166,000 recorded during the nine months ended September 30, 2025, as compared to a provision of $337,000 recorded during the nine months ended September 30, 2024, due to a decrease in the pipeline of loans committed and awaiting closing.

Income Tax Expense. The Company recorded income tax expense of $11.3 million for the nine months ended September 30, 2025, compared to $7.9 million for the nine months ended September 30, 2024, with the increase due to higher taxable income. The effective tax rate for the nine months ended September 30, 2025, was 28.5% compared to 29.7% for the nine months ended September 30, 2024. In May 2025, options granted in 2015 expired and resulted in additional tax expense of $580,000 for the nine months ended September 30, 2025, as compared to options granted in 2014 that expired in June 2024 and resulted in additional tax expense of $795,000 for the nine months ended September 30, 2024.

The following table sets forth average balances, average yields and costs, and certain other information for the periods indicated.

	For the Nine Months Ended
	September 30, 2025			September 30, 2024
	Average Outstanding Balance	Interest	Average Yield/ Rate (1)	Average Outstanding Balance	Interest	Average Yield/ Rate (1)
Interest-earning assets:
Loans (2)	$3,954,440	$138,346	4.68%	$4,127,409	$138,030	4.47%
Mortgage-backed securities (3)	1,225,940	40,654	4.43	791,850	20,246	3.42
Other securities (3)	75,383	1,616	2.87	332,831	10,031	4.03
Federal Home Loan Bank of New York stock	39,209	2,296	7.83	38,781	2,819	9.71
Interest-earning deposits in financial institutions	94,037	2,551	3.63	184,420	7,060	5.11
Total interest-earning assets	5,389,009	185,463	4.60	5,475,291	178,186	4.35
Non-interest-earning assets	280,165			269,180
Total assets	$5,669,174			$5,744,471

Interest-bearing liabilities:
Savings, NOW, and money market accounts	$2,502,904	$36,790	1.97%	$2,457,320	$38,231	2.08%
Certificates of deposit	841,877	23,707	3.76	685,510	22,010	4.29
Total interest-bearing deposits	3,344,781	60,497	2.42	3,142,830	60,241	2.56
Borrowed funds	742,703	21,783	3.92	1,052,589	30,653	3.89
Subordinated debt	61,518	2,484	5.40	61,294	2,492	5.43
Total interest-bearing liabilities	4,149,002	84,764	2.73	4,256,713	93,386	2.93
Non-interest bearing deposits	716,729			691,406
Accrued expenses and other liabilities	93,765			101,639
Total liabilities	4,959,496			5,049,758
Stockholders' equity	709,678			694,713
Total liabilities and stockholders' equity	$5,669,174			$5,744,471

Net interest income		$100,699			$84,800
Net interest rate spread (4)			1.87%			1.42%
Net interest-earning assets (5)	$1,240,007			$1,218,578
Net interest margin (6)			2.50%			2.07%
Average interest-earning assets to interest-bearing liabilities			129.89%			128.63%

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

Comparison of Operating Results for the Three Months Ended September 30, 2025 and 2024

Net Income. Net income was $10.8 million and $6.5 million for the quarters ended September 30, 2025 and September 30, 2024, respectively. Significant variances from the comparable prior year quarter are as follows: a $6.3 million increase in net interest income, a $1.5 million decrease in the provision for credit losses on loans, a $1.1 million increase in non-interest income, a $3.0 million increase in non-interest expense, and a $1.7 million increase in income tax expense.
Interest Income. Interest income increased $3.6 million, or 6.1%, to $62.9 million for the quarter ended September 30, 2025, from $59.3 million for the quarter ended September 30, 2024, primarily due to a 25 basis point increase in the yield on interest-earning assets, which increased to 4.63% for the quarter ended September 30, 2025, from 4.38% for the quarter ended September 30, 2024, due to higher yields on mortgage-backed securities and loans, partially offset by a $3.8 million, or 0.1%, decrease in the average balance of interest-earning assets. The decrease was primarily due to decreases in the average balance of other securities of $221.1 million, the average balance of loans of $167.7 million, and the average balance of interest-earning deposits in financial institutions of $15.8 million, partially offset by an increase in the average balance of mortgage-backed securities of $395.4 million. The changes reflect the purchase of higher-yielding mortgage-related securities with excess cash and proceeds from the maturities of other securities and paydown of lower-yielding multifamily loans. The Company accreted interest income related to PCD loans of $241,000 for the quarter ended September 30, 2025, as compared to $327,000 for the quarter ended September 30, 2024. Net interest income for the quarter ended September 30, 2025, included loan prepayment income of $106,000, as compared to $87,000 for the quarter ended September 30, 2024.
Interest Expense. Interest expense decreased $2.7 million, or 8.5%, to $28.4 million for the quarter ended September 30, 2025, from $31.1 million for the quarter ended September 30, 2024. The decrease in interest expense was primarily due to a decrease in the average balance of interest-bearing liabilities of $40.9 million, or 1.0%, as well as a decrease in the cost of interest-bearing liabilities, which decreased by 23 basis points to 2.72% for the three months ended September 30, 2025, from 2.95% for the three months ended September 30, 2024. The average balance of interest-bearing liabilities decreased primarily due to a $173.9 million, or 17.2%, decrease in the average balance of borrowed funds which was primarily due to the repayment of borrowings from the Federal Reserve Bank under the BTFP in the fourth quarter of 2024. This was partially offset by a $132.8 million, or 4.3%, increase in the average balance of interest-bearing deposits. The decrease in the cost of interest-bearing liabilities was driven by a 27 basis point decrease in the cost of interest-bearing deposits to 2.32% from 2.59%, partially offset by a 15 basis point increase in the cost of borrowed funds to 4.08% from 3.93%.
Net Interest Income. Net interest income for the quarter ended September 30, 2025, increased $6.3 million, or 22.3%, to $34.5 million, from $28.2 million for the quarter ended September 30, 2024, primarily due to a 46 basis point increase in net interest margin to 2.54% for the quarter ended September 30, 2025, from 2.08% for the quarter ended September 30, 2024. The increase in net interest margin was primarily due to higher yields on loans and mortgage-backed securities, coupled with a decrease in the cost of interest-bearing liabilities.

Provision for Credit Losses. The provision for credit losses on loans decreased by $1.5 million to $1.1 million for the quarter ended September 30, 2025, from $2.5 million for the quarter ended September 30, 2024, primarily due to lower net charge-offs and a decline in loan balances, partially offset by an increase in general reserves related to a worsening macroeconomic forecast in the current quarter within our CECL model. Net charge-offs were $299,000 for the quarter ended September 30, 2025, as compared to net charge-offs of $2.1 million for the quarter ended September 30, 2024. The decrease was primarily due to lower net charge-offs on small business unsecured commercial and industrial loans.

Non-interest Income. Non-interest income increased by $1.1 million, or 32.1%, to $4.7 million for the quarter ended September 30, 2025, from $3.6 million for the quarter ended September 30, 2024. The increase was primarily due to an increase of $864,000 in income on bank-owned life insurance, primarily related to the exchange of certain policies in the fourth quarter of 2024 which have higher yields, and a $181,000 increase in fees and service charges for customer services, primarily higher overdraft fees.

Non-interest Expense. Non-interest expense increased by $3.0 million, or 14.7%, to $23.4 million for the quarter ended September 30, 2025, from $20.4 million for the quarter ended September 30, 2024, primarily due to a $2.1 million increase in employee compensation and benefits, attributable to higher salary expense related to annual merit increases and an increase in headcount, as well as an increase in medical benefits expense. Additionally, there was an increase of $659,000 in data processing costs attributable to an increase in core system expenses commensurate with deposit account growth and digital banking system conversion expenses, and a $411,000 increase in other expense driven by higher general operating costs.

Income Tax Expense. The Company recorded income tax expense of $4.0 million for the quarter ended September 30, 2025, compared to $2.4 million for the quarter ended September 30, 2024, with the increase due to higher taxable income. The effective tax rate for the quarter ended September 30, 2025 was 27.3%, compared to 26.6% for the quarter ended September 30, 2024.
The following table sets forth average balances, average yields and costs, and certain other information for the periods indicated.

	For the Three Months Ended
	September 30, 2025			September 30, 2024
	Average Outstanding Balance	Interest	Average Yield/ Rate (1)	Average Outstanding Balance	Interest	Average Yield/ Rate (1)
Interest-earning assets:
Loans (2)	$3,912,274	$46,402	4.71%	$4,079,974	$46,016	4.49%
Mortgage-backed securities (3)	1,296,463	14,757	4.52	901,042	8,493	3.75
Other securities (3)	52,233	377	2.86	273,312	2,684	3.91
Federal Home Loan Bank of New York stock	43,401	706	6.45	38,044	914	9.56
Interest-earning deposits in financial institutions	84,050	704	3.32	99,837	1,211	4.83
Total interest-earning assets	5,388,421	62,946	4.63	5,392,209	59,318	4.38
Non-interest-earning assets	282,745			275,342
Total assets	$5,671,166			$5,667,551

Interest-bearing liabilities:
Savings, NOW, and money market accounts	$2,514,578	$12,415	1.96%	$2,417,725	$12,717	2.09%
Certificates of deposit	736,704	6,606	3.56	700,763	7,587	4.31
Total interest-bearing deposits	3,251,282	19,021	2.32	3,118,488	20,304	2.59
Borrowed funds	834,425	8,576	4.08	1,008,338	9,949	3.93
Subordinated debt	61,573	837	5.39	61,350	836	5.42
Total interest-bearing liabilities	4,147,280	28,434	2.72	4,188,176	31,089	2.95
Non-interest bearing deposits	720,124			683,283
Accrued expenses and other liabilities	91,466			102,233
Total liabilities	4,958,870			4,973,692
Stockholders' equity	712,296			693,859
Total liabilities and stockholders' equity	$5,671,166			$5,667,551

Net interest income		$34,512			$28,229
Net interest rate spread (4)			1.91%			1.42%
Net interest-earning assets (5)	$1,241,141			$1,204,033
Net interest margin (6)			2.54%			2.08%
Average interest-earning assets to interest-bearing liabilities			129.93%			128.75%

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

Asset Quality

PCD Loans (Held-for-Investment)

The Company accounts for PCD loans at estimated fair value using discounted expected future cash flows deemed to be collectible on the date acquired. Based on its detailed review of PCD loans and experience in loan workouts, management has a reasonable expectation about the amount and timing of future cash flows and accordingly has classified PCD loans ($8.4 million at September 30, 2025 and $9.2 million at December 31, 2024, respectively) as accruing, even though they may be contractually past due. At September 30, 2025, 2.6% of PCD loans were past due 30 to 89 days, and 25.0% were past due 90 days or more, as compared to 2.1% and 24.9%, respectively, at December 31, 2024.

Loans

The following table details total non-accrual loans (excluding PCD), non-performing assets, loans over 90 days delinquent on which interest is accruing, and accruing loans 30 to 89 days delinquent at September 30, 2025 and December 31, 2024 (dollars in thousands):

	September 30, 2025	December 31, 2024
Non-accrual loans:
Held-for-investment
Real estate loans:
Multifamily	$2,632	$2,609
Commercial mortgage	5,833	4,578
Home equity and lines of credit	1,947	1,270
Commercial and industrial	4,853	5,807
Total non-accrual loans held-for-investment	15,265	14,264
Loans delinquent 90 days or more and still accruing:
Held-for-investment
Real estate loans:
Multifamily	—	164
Commercial mortgage	52	—
One-to-four family residential	870	882
Home equity and lines of credit	29	140
Commercial and industrial	2,851	—
Total loans delinquent 90 days or more and still accruing held-for-investment	3,802	1,186
Non-performing loans held-for-sale
Commercial real estate loans	—	4,397
Commercial and industrial	—	500
Total non-performing loans held-for-sale	—	4,897
Total non-performing loans	19,067	20,347
Total non-performing assets	$19,067	$20,347
Non-performing loans to total loans	0.49%	0.51%
Non-performing assets to total assets	0.33%	0.36%
Accruing loans 30 to 89 days delinquent	$16,655	$9,336
The increase in non-accrual loans was largely due to one commercial real estate relationship with an outstanding balance of $1.3 million which was put on non-accrual status during the third quarter of 2025 due to business operational issues. The loan was current as of September 30, 2025, was individually evaluated for impairment with no reserve and is considered well secured by collateral property with an estimated fair value of $2.3 million and is in the process of collection.
The increase in loans delinquent 90 days or more and still accruing was driven by one commercial and industrial relationship with an outstanding balance of $2.9 million, which was past maturity at September 30, 2025. The Bank has been working with the borrower to renew the loan, which was renewed subsequent to the quarter end.
The decrease in non-performing loans held-for-sale from December 31, 2024, was due to repayment of the loans in full from a settlement agreement in bankruptcy.

Other Real Estate Owned

At September 30, 2025 and December 31, 2024, the Company had no assets acquired through foreclosure.

Accruing Loans 30 to 89 Days Delinquent

Loans 30 to 89 days delinquent and on accrual status totaled $16.7 million and $9.3 million at September 30, 2025 and December 31, 2024, respectively.

The following table sets forth delinquencies for accruing loans by type and by amount at September 30, 2025 and December 31, 2024 (dollars in thousands):

	September 30, 2025	December 31, 2024
Held-for-investment
Real estate loans:
Multifamily	$2,337	$2,831
Commercial mortgage	8,139	78
One-to-four family residential	2,546	2,407
Home equity and lines of credit	1,220	1,472
Commercial and industrial loans	2,413	2,545
Other loans	—	3
Total delinquent accruing loans held-for-investment	$16,655	$9,336
The increase in loans 30 to 89 days delinquent and on accrual status at September 30, 2025, as compared to December 31, 2024, was largely due to a number of loans which were exactly 30 days past due at September 30, 2025. Of the delinquent loans above $12.6 million, or approximately 75%, made at least one contractual payment subsequent to September 30, 2025.

Rent-Regulated Multifamily Loans

Our multifamily loan portfolio at September 30, 2025 totaled $2.44 billion, or 63% of our total loan portfolio, of which $423.7 million, or 10.8%, included loans collateralized by properties in New York with units subject to some percentage of rent regulation. The table below sets forth details about our multifamily loan portfolio in New York (dollars in thousands).

% Rent Regulated	Balance	% Portfolio Total NY Multifamily Portfolio	Average Balance	Largest Loan	LTV*	Debt Service Coverage Ratio (DSCR)*	30-89 Days Delinquent	Non-Accrual	Special Mention	Substandard
0	$292,701	40.9%	$1,230	$16,280	50.4%	1.64x	$—	$618	$—	$855
>0-10	4,648	0.5%	1,549	2,087	50.3	1.43	—	—	—	—
>10-20	16,894	2.4%	1,408	2,802	47.8	1.62	191	—	—	—
>20-30	19,053	2.7%	2,117	5,385	52.6	1.52	—	—	—	—
>30-40	15,779	2.2%	1,315	2,998	43.0	1.80	—	—	—	—
>40-50	19,615	2.7%	1,154	2,185	46.5	1.62	—	—	—	—
>50-60	9,145	1.3%	1,524	2,285	38.9	1.91	—	—	—	—
>60-70	21,687	3.0%	2,711	11,022	52.9	1.46	—	—	—	—
>70-80	22,650	3.2%	2,265	4,836	47.1	1.77	—	—	—	—
>80-90	17,910	2.5%	1,119	3,102	44.9	1.74	—	—	—	1,111
>90-100	276,359	38.6%	1,727	16,489	51.1	1.57	1,082	2,014	1,174	4,295
Total	$716,441	100.0%	$1,459	$16,489	50.1%	1.62x	$1,273	$2,632	$1,174	$6,261
The table below sets forth our New York rent-regulated loans by county (dollars in thousands):

County	Balance	LTV*	DSCR*
Bronx	$115,564	50.6%	1.65x
Kings	179,623	49.5%	1.60
Nassau	2,134	35.5%	2.13
New York	45,538	45.8%	1.49
Queens	36,451	43.5%	1.86
Richmond	31,180	60.2%	1.41
Westchester	13,250	58.0%	1.21
Total	$423,740	49.9%	1.60x

* Weighted Average
None of the loans that are rent-regulated in New York are interest-only. During the remainder of 2025, six loans with an aggregate principal balance of $18.6 million will re-price.

Liquidity and Capital Resources
Liquidity. The objective of our liquidity management is to ensure the availability of sufficient funds to meet financial commitments and deposit withdrawals, to repay borrowings as they mature, and to fund new loans and investments as opportunities arise.
The Bank's primary sources of funds are deposits, principal and interest payments on loans and securities, borrowed funds, the proceeds from maturing securities and short-term investments, and to a lesser extent, proceeds from the sales of loans and securities, and wholesale borrowings. The scheduled amortization of loans and securities, as well as proceeds from borrowed funds, are predictable sources of funds. Other funding sources, however, such as deposit inflows and loan prepayments are greatly influenced by market interest rates, economic conditions, and competition. The Bank is a member of the Federal Home Loan Bank of New York (“FHLBNY”), which provides an additional source of short-term and long-term funding. The Bank also has short-term borrowing capabilities with the Federal Reserve Bank of New York (“FRBNY”). The Bank’s total short-term borrowed funds, excluding lease obligations, floating rate advances and an overnight line of credit, were $873.8 million at September 30, 2025, and had a weighted average interest rate of 4.00%. A total of $488.5 million of these borrowings will mature in less than one year. Short-term borrowed funds, excluding floating rate advances, were $658.5 million at December 31, 2024.

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

The Bank has the ability to obtain additional funding from the FHLBNY and FRBNY of approximately $1.67 billion utilizing unencumbered securities of $617.9 million, loans of $1.05 billion, and encumbered securities of $2.5 million at September 30, 2025. Additionally, the Bank has remaining borrowing capacity utilizing encumbered securities through the FRBNY Discount Window of $96.6 million. The Bank expects to have sufficient funds available to meet current commitments in the normal course of business.

We monitor our liquidity position on a daily basis. We anticipate that we will have sufficient funds to meet our current funding commitments. Based on our deposit retention experience and current pricing strategy, we anticipate that a significant portion of maturing time deposits will be retained. However, if a substantial portion of these deposits are not retained, we may utilize FHLB advances, the FRBNY Discount Window, brokered deposits, sell unencumbered securities or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense.

The Company has a diversified deposit base, and government deposits are collateralized by assets or letters of credit issued by the FHLBNY. Estimated gross uninsured deposits at September 30, 2025 were $1.93 billion. This total includes fully collateralized uninsured governmental deposits and intercompany deposits of $989.0 million, leaving estimated net uninsured deposits of approximately $944.6 million, or 23.8% of total deposits. At December 31, 2024, estimated net uninsured deposits totaled $896.5 million, or 21.7% of total deposits.

Northfield Bancorp, Inc. (standalone) is a separate legal entity from the Bank and must provide for its own liquidity to pay dividends, repurchase its stock, and for other corporate purposes. Northfield Bancorp, Inc.'s primary source of liquidity is dividend payments from the Bank. At September 30, 2025, Northfield Bancorp, Inc. (standalone) had liquid assets of $18.8 million.

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

At September 30, 2025, and December 31, 2024, as set forth in the following table, both Northfield Bank and Northfield Bancorp, Inc. exceeded all of the regulatory capital requirements to which they were subject at such dates.

	Northfield Bank	Northfield Bancorp, Inc.	For Capital Adequacy Purposes	For Well Capitalized Under Prompt Corrective Action Provisions
As of September 30, 2025:
CBLR	12.64%	12.15%	9.00%	9.00%
As of December 31, 2024:
CBLR	12.46%	12.11%	9.00%	9.00%
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
Commitments to fund unused lines of credit are agreements to lend additional funds to customers as long as there have been no violations of any of the conditions established in the agreements (original or restructured). Commitments to originate loans generally have a fixed expiration or other termination clauses, which may require payment of a fee. Since some of these loan commitments are expected to expire without being drawn upon, total commitments do not necessarily represent future cash requirements. At September 30, 2025, the reserve for commitments to fund unused lines of credit recorded in accrued expenses and other liabilities was $684,000.

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

The following tables set forth, as of September 30, 2025, and December 31, 2024, our calculation of the estimated changes in our NPV, NPV ratio, and percent change in net interest income that would result from the designated instantaneous and sustained changes in interest rates (dollars in thousands). Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments and deposit repricing characteristics, including decay rates, and correlations to movements in interest rates, and should not be relied on as indicative of actual results.

	At September 30, 2025
Change in Interest Rates (basis points)	Estimated Present Value of Assets	Estimated Present Value of Liabilities	Estimated NPV	Estimated Change In NPV	Estimated Change in NPV %	Estimated NPV/Present Value of Assets Ratio	Next 12 Months Net Interest Income Percent Change	Months 13-24 Net Interest Income Percent Change
+400	$5,086,084	$4,397,929	$688,155	$(148,212)	(17.72)%	13.53%	(11.67)%	3.55%
+300	5,201,678	4,470,242	731,436	(104,931)	(12.55)	14.06	(7.18)	4.19
+200	5,334,092	4,546,025	788,067	(48,300)	(5.77)	14.77	(2.71)	5.12
+100	5,449,261	4,625,651	823,610	(12,757)	(1.53)	15.11	(0.30)	3.87
—	5,545,915	4,709,548	836,367	—	—	15.08	—	—
(100)	5,634,478	4,788,718	845,760	9,393	1.12	15.01	(0.65)	(6.22)
(200)	5,720,255	4,872,108	848,147	11,780	1.41	14.83	(1.94)	(12.49)
(300)	5,817,375	4,969,926	847,449	11,082	1.33	14.57	(3.08)	(15.96)
(400)	5,982,814	5,073,027	909,787	73,420	8.78	15.21	(5.21)	(19.15)

	At December 31, 2024
Change in Interest Rates (basis points)	Estimated Present Value of Assets	Estimated Present Value of Liabilities	Estimated NPV	Estimated Change In NPV	Estimated Change in NPV %	Estimated NPV/Present Value of Assets Ratio	Next 12 Months Net Interest Income Percent Change	Months 13-24 Net Interest Income Percent Change
+400	$5,039,741	$4,296,533	$743,208	$(93,542)	(11.18)%	14.75%	(15.51)%	1.73%
+300	5,132,034	4,368,409	763,625	(73,125)	(8.74)	14.88	(10.48)	2.16
+200	5,235,010	4,443,676	791,334	(45,416)	(5.43)	15.12	(5.12)	3.32
+100	5,338,932	4,522,702	816,230	(20,520)	(2.45)	15.29	(1.68)	2.51
—	5,442,680	4,605,930	836,750	—	—	15.37	—	—
(100)	5,556,611	4,683,811	872,800	36,050	4.31	15.71	2.78	(1.12)
(200)	5,660,193	4,765,981	894,212	57,462	6.87	15.80	4.94	(3.34)
(300)	5,762,691	4,859,674	903,017	66,267	7.92	15.67	5.45	(6.84)
(400)	5,901,487	4,969,923	931,564	94,814	11.33	15.79	4.82	(10.25)
At September 30, 2025, in the event of a 400 basis point decrease in interest rates, we would experience an 8.78% increase in estimated net portfolio value, a 5.21% decrease in net interest income in year one, and a 19.15% decrease in net interest income in year two. In the event of a 400 basis point increase in interest rates, we would experience a 17.72% decrease in estimated net portfolio value, an 11.67% decrease in net interest income in year one and a 3.55% increase in net interest income in year two. Our policies provide that, in the event of a 200 basis point decrease or less in interest rates, our net present value ratio should decrease by no more than 300 basis points and 10%, and in the event of a 400 basis point increase or less, our net present value should decrease by no more than 475 basis points and 35%. In the event of a 200 basis point decrease or less, our projected net interest income should decrease by no more than 10% in year one and 20% in year two, and in the event of a 400 basis point increase or less, our projected net interest income should decrease by no more than 39% in year one and 24% in year two. At September 30, 2025, and December 31, 2024, we were in compliance with all Board-approved policies with respect to interest rate risk management.
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

ITEM 4.    CONTROLS AND PROCEDURES
An evaluation was performed under the supervision and with the participation of the Company’s management, including the President and Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of September 30, 2025. Based on that evaluation, the Company’s management, including the President and Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

During the three months ended September 30, 2025, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

ITEM 1.     LEGAL PROCEEDINGS
The Company and subsidiaries are subject to various legal actions arising in the normal course of business. In the opinion of management, the resolution of these legal actions is not expected to have a material adverse effect on the Company’s consolidated financial condition or results of operations.

ITEM 1A.  RISK FACTORS

During the quarter ended September 30, 2025, there have been no material changes to the risk factors as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, as filed with the Securities and Exchange Commission, except as previously disclosed in our other filings with the Securities and Exchange Commission.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES
(a)Unregistered Sale of Equity Securities. There were no sales of unregistered securities during the period covered by this report.
(b)Use of Proceeds. Not applicable.
(c)Repurchases of Our Equity Securities.
Historically share repurchases have been made through programs that permit the Company's shares of common stock to be repurchased in open market or private transactions, through block trades, and pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities and Exchange Commission. During the quarter ended September 30, 2025, the Company did not repurchase any shares and as of September 30, 2025, the Company had no outstanding repurchase program.
ITEM 3.     DEFAULTS UPON SENIOR SECURITIES
    None.

ITEM 4.     MINE SAFETY DISCLOSURES
    Not applicable.

ITEM 5.     OTHER INFORMATION
    During the three months ended September 30, 2025, no directors or executive officers of the Company adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) and/or any “Rule 10b5-1 trading arrangement.”

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

101.INS	XBRL (Extensible Business Reporting Language) Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover page information from the Company's Quarterly Report on Form 10-Q filed November 7, 2025, formatted in Inline XBRL.

(1) Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTHFIELD BANCORP, INC.
(Registrant)

Date: November 7, 2025

/s/ Steven M. Klein
Steven M. Klein
Chairman, President and Chief Executive Officer

/s/ William R. Jacobs
William R. Jacobs
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)