Form 10-K
period 2025-12-31
Northfield Bancorp, Inc.
filed 2026-03-02
CIK 1493225

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.    ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐  No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, computed by reference to price at which the common equity was last sold on June 30, 2025 was $437.7 million.
As of February 27, 2026, there were 41,763,997 outstanding shares of the registrant’s common stock.
DOCUMENTS INCORPORATED BY REFERENCE
Certain portions of the registrant’s Definitive Proxy Statement for the 2026 Annual Meeting of the Stockholders to be held May 27, 2026, will be incorporated by reference in Part III. The registrant's 2026 Definitive Proxy Statement will be filed within 120 days of December 31, 2025.

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
These forward-looking statements are based on current beliefs and expectations of our management and are subject to significant business, economic and competitive uncertainties, and contingencies, many of which are beyond our control. In addition, these forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to change.
The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:
•general economic conditions, internationally, nationally, or in our market areas, including inflationary pressures and/or recessionary conditions, employment prospects, supply chain issues, fluctuations in residential and commercial real estate values and market conditions, military conflict, geopolitical risks, and downgrades of the U.S. credit rating;
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
•changes in the quality and/or composition of our loan and securities portfolios, changes in prepayment speeds, charge-offs and in the estimates or methodology used to determine our allowance for credit losses;
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
•changes in investor sentiment with respect to financial institutions and their holding companies;
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
•the effect of any extended U.S. government shutdown;
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
•changes in the financial condition, results of operations, or future prospects of issuers of securities that we own;
•any unexpected delay in closing the merger with Columbia Financial, Inc.;
•the possibility that the merger does not close when expected or at all because required regulatory, stockholder or other approvals and other conditions to closing are not received or satisfied on a timely basis or at all (including the risk that such approvals may result in the imposition of conditions that could adversely affect the combined company or the expected benefits of the proposed merger);
•the risk that the benefits from the merger may not be fully realized or may take longer to realize than expected;
•disruption to our business as a result of the announcement and pendency of the merger;
•the costs associated with the anticipated length of time of the pendency of the merger, including the restrictions contained in the definitive merger agreement on our ability to operate its business outside the ordinary course during the pendency of the merger;
•reputational risk and potential adverse reactions of the merger by our customers, employees, vendors, contractors or other business partners; and
•the other factors set forth in “Item 1A. Risk Factors” contained in this Annual Report on Form 10-K for the year ended December 31, 2025 and in our subsequent filings with the SEC.
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
Northfield Bancorp, Inc.
Northfield Bancorp, Inc., a Delaware corporation (“Northfield Bancorp” or the “Company”), was organized in 2010 and is the holding company for Northfield Bank (the “Bank”). Northfield Bancorp uses the support staff and offices of the Bank and reimburses Northfield Bank for these services. If Northfield Bancorp expands or changes its business, it may hire its own employees. In the future, we may pursue other business activities, including mergers and acquisitions, investment alternatives and diversification of operations.
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
Northfield Bank
Northfield Bank was organized in 1887 and is a federally chartered savings bank. Northfield Bank conducts business from its operations center located in Woodbridge, New Jersey, its home office located at a branch in Staten Island, New York, and its 36 additional branch offices located in Staten Island, Brooklyn, and in Hunterdon, Mercer, Middlesex, and Union counties in New Jersey. Northfield Bank also offers select loan and deposit products through the internet.

Northfield Bank’s principal business consists of originating multifamily and commercial real estate loans, construction and land loans, commercial and industrial loans, one-to-four family residential loans and home equity loans and lines of credit. From time to time Northfield Bank will also purchase loan participations and pools of loans. Northfield Bank also purchases investment securities, including mortgage-backed securities and corporate bonds, and, to a lesser extent, deposit funds in other financial institutions, including the Federal Reserve Bank of New York (the “Federal Reserve Bank”) and the Federal Home Loan Bank (“FHLB”) of New York (“FHLBNY”). Northfield Bank offers a variety of deposit accounts, including transaction, money market savings, certificates of deposit, passbook and statement savings deposit accounts, which are Northfield Bank’s primary source of funds for its lending and investing activities. Northfield Bank also borrows funds, principally through FHLBNY advances and repurchase agreements with brokers. Northfield Bank owns 100% of NSB Services Corp., which, in turn, owns 100% of the voting common stock of a real estate investment trust, NSB Realty Trust, which holds primarily mortgage loans.
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
Merger
On January 31, 2026, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Columbia Financial, Inc., a Delaware corporation (“Columbia Financial”), Columbia Financial, Inc., a newly-formed Maryland corporation (the “Holding Company”), and Columbia Bank MHC, the parent mutual holding company of Columbia Financial (the “MHC”). Pursuant to the terms of the Merger Agreement and subject to the conditions set forth therein, immediately following the completion of the mutual-to-stock conversion of the MHC (the “Conversion”), the Company will merge with and into the Holding Company (the “Merger”), with the Holding Company continuing as the surviving corporation. Immediately following the completion of the Merger, the Holding Company will cause Northfield Bank to merge with and into Columbia Bank, the subsidiary of Columbia Financial, with Columbia Bank continuing as the surviving institution.
Upon the terms and subject to the conditions set forth in the Merger Agreement, at the effective time of the Merger (the “Effective Time”), each share of the Company’s common stock, issued and outstanding immediately before the Effective Time, other than certain shares held by Columbia Financial, the Holding Company, the MHC or the Company, will be converted, at the election of the holder, into the right to receive either shares of Holding Company common stock or cash (the “Cash Consideration”), as follows: (i) if the final appraised pro forma market value of the Holding Company, after giving effect to the merger with the Company, as determined by an independent appraiser (such appraisal, the “Independent Valuation”), immediately prior to the completion of the Conversion (the “Final Independent Appraisal”) is less than $2.3 billion, 1.425 shares of Holding Company common stock (the “Merger Exchange Ratio”) or $14.25 in cash (the “Per Share Cash Consideration”); (ii) if the Final Independent Valuation is equal to or greater than $2.3 billion and less than $2.6 billion, the Merger Exchange Ratio will be increased to 1.450 shares of Holding Company common stock and the Per Share Cash Consideration will be increased to $14.50; or (iii) if the Final Independent Valuation is greater than $2.6 billion, the Merger Exchange Ratio will be increased to 1.465 shares of Holding Company common stock and the Per Share Cash Consideration will be increased to $14.65. No more than 30% of the shares of the Company’s common stock issued and outstanding as of the Effective Time (excluding shares of common stock to be canceled as provided the Merger Agreement) will be converted into the aggregate Cash Consideration.
The Merger remains subject to the receipt of certain depositor, stockholder and regulatory approvals and the satisfaction of other customary closing conditions. The Merger is expected to close early in the third quarter of 2026.
The foregoing description of the proposed Merger and the Merger Agreement is not complete and is qualified in its entirety by reference to the full text of the Merger Agreement, which was filed as Exhibit 2.1 to the Company's Current Report on Form 8-K, dated January 31, 2026, filed with the Securities and Exchange Commission on February 2, 2026.

Market Area and Competition
Northfield Bank has been in business since 1887, offering a variety of financial products and services to meet the needs of the communities we serve. Our commercial and retail banking network consists of multiple delivery channels, including full-service banking offices, automated teller machines, telephone and internet banking capabilities, mobile banking and remote deposit capture. In addition, Northfield Bank offers ACH and wire transfers, cash management, positive pay, and remote deposit capture services for our commercial customers. We consider our competitive products and pricing, branch network, customer service, local decision making and financial position, as our major strengths in attracting and retaining customers in our market areas.
We face intense competition in our market areas both in making loans and attracting deposits. Our market areas have a high concentration of financial institutions, including large money center and regional banks, non-traditional banks and lenders, community banks, and credit unions. We face additional competition for deposits from money market funds, brokerage firms, mutual funds, and insurance companies. Some of our competitors offer products and services that we do not offer, such as trust services and private banking. In addition, competition has further intensified as a result of advances in technology and product delivery systems, and we face strong competition from financial technology (“Fintech”) companies that provide web-based solutions in lieu of traditional retail banking services and products. Fintech companies tend to have stronger operating efficiencies and less regulatory burdens than traditional banks.
Our deposit sources are primarily concentrated in the communities surrounding our branch offices in Richmond (Staten Island) and Kings (Brooklyn) counties in New York, and Hunterdon, Mercer, Middlesex and Union counties in New Jersey. As of June 30, 2025 (the latest date for which information is publicly available), we ranked sixth in deposit market share out of 16 institutions for Federal Deposit Insurance Corporation (the “FDIC”) insured institutions in Staten Island, New York with a 9.64% market share. As of that date, we ranked 17th in deposit market share out of 40 institutions with a 0.65% deposit market share in Brooklyn, New York, and we ranked 12th in deposit market share out of 50 financial institutions with a deposit market share of 1.75% in Hunterdon, Mercer, Middlesex and Union counties in New Jersey.
The following table sets forth the unemployment rates for the communities we serve and the national average for the last five years, as published by the U.S. Bureau of Labor Statistics:

	Unemployment Rate at December 31,
	2025	2024	2023	2022	2021
Hunterdon County, NJ	3.6%	3.2%	3.5%	2.3%	3.5%
Middlesex County, NJ	4.4	3.9	4.1	2.7	4.3
Mercer County, NJ	4.5	3.7	3.7	2.5	3.8
Union County, NJ	4.7	4.5	4.7	3.3	5.3
Richmond County, NY	4.8	4.6	4.6	5.0	7.1
Kings County, NY	5.5	5.5	5.4	5.5	8.1
National Average	4.4	4.1	3.7	3.5	3.9
 The following table sets forth median household income at December 31, 2025 and 2024, for the communities we serve and the national average, as published by the U.S. Census Bureau:

	Median Household Income
	at December 31,
	2025	2024
Hunterdon County, NJ	$145,344	$129,123
Middlesex County, NJ	116,859	106,162
Mercer County, NJ	101,310	92,531
Union County, NJ	113,069	96,357
Richmond County, NY	101,853	92,376
Kings County, NY	85,915	74,085
National Average	86,867	75,874

Lending Activities
Our principal lending activity was historically the origination of multifamily real estate loans, but is now the origination of commercial and industrial and owner-occupied commercial real estate loans, and, to a lesser extent, multifamily and other commercial real estate loans (typically on office, retail, and industrial properties), in New York, New Jersey, and eastern Pennsylvania. We also originate one-to-four family residential real estate loans, construction and land loans, and home equity loans and lines of credit.
Loan Originations, Purchases and Sales, Participations, and Servicing. All loans we originate are underwritten pursuant to our policies and procedures or are approved as exceptions to our policies and procedures. Our ability to originate fixed- or adjustable-rate loans is dependent on the relative demand for such loans, which is affected by various factors, including current and anticipated future market interest rates. A significant portion of our multifamily real estate loans and other commercial real estate loans are generated with the use of third-party loan brokers. Our home equity loans and lines of credit typically are generated through digital and social media advertising, referrals from branch personnel, direct mail advertisements and online applications through our website. Our commercial and industrial loans typically are generated through our loan and business development officers and referrals from other professional contacts including accountants, attorneys and investment advisors. We typically retain in our portfolio all loans we originate and generally only sell non-performing loans, the Small Business Administration (“SBA”) guaranteed portion of loans and one-to-four family residential loans. We also offer interest rate swap contracts to qualified commercial borrowers.
From time-to-time, we may sell or purchase participation interests in individual loans (in addition to loans we acquire in assisted transactions, mergers or acquisitions, and pool purchases). We underwrite our participation interest in the loans that we purchase according to our underwriting criteria and procedures. At December 31, 2025, we had $68.8 million of loan participations that we purchased (where we are not the primary lender). Additionally, there were $100.2 million of loan participations that we sold (where we are the primary lender). All loan participations are secured by real estate and adhere to our loan policies. At December 31, 2025, all participation loans were performing in accordance with their terms.
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

Loan Portfolio Composition. The following table sets forth the composition of our loan portfolio, by type of loan, at the dates indicated.

	At December 31,
	2025		2024		2023
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Total loans:
Real estate loans:
Multifamily	$2,361,365	61.23%	$2,597,484	64.59%	$2,750,996	65.44%
Commercial mortgage	911,390	23.63	889,801	22.12	929,595	22.11
One-to-four family residential	165,100	4.28	150,217	3.73	160,824	3.83
Home equity and lines of credit	198,557	5.15	174,062	4.33	163,520	3.89
Construction and land	44,522	1.15	35,897	0.89	30,967	0.74
Commercial and industrial loans	166,167	4.31	163,425	4.06	155,268	3.69
Other loans	1,409	0.04	2,165	0.05	2,585	0.06
Total loans originated	3,848,510	99.79	4,013,051	99.77	4,193,755	99.76
Purchased credit-deteriorated (“PCD”) loans	8,263	0.21	9,173	0.23	9,899	0.24
Total loans	$3,856,773	100.00%	$4,022,224	100.00%	$4,203,654	100.00%
Other items:
Allowance for credit losses	(38,144)		(35,183)		(37,535)
Net loans held-for-investment	$3,818,629		$3,987,041		$4,166,119

Loan Portfolio Maturities. The following tables summarize the scheduled repayments of our loan portfolio and weighted average contractual rate by loan type at December 31, 2025. Demand loans (loans having no stated repayment schedule or maturity) and overdraft loans are reported as being due in the year ending December 31, 2026. Maturities are based on the final contractual payment date and do not reflect the effect of prepayments, repricing and scheduled principal amortization.

	Loans Held-For-Investment
	Multifamily		Commercial Real Estate		One-to-Four Family Residential		Home Equity and Lines of Credit
	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in thousands)
Due:
One year or less	$1,588	4.94%	$13,454	5.89%	$523	6.79%	$791	5.82%
After one year through five years	38,372	6.05%	82,074	5.84%	6,297	4.88%	7,037	5.34%
After five years through fifteen years	157,159	5.44%	227,054	5.69%	20,728	5.61%	45,729	5.13%
After fifteen years	2,164,246	4.13%	588,808	4.99%	137,552	5.40%	145,000	6.39%
Total	$2,361,365	4.25%	$911,390	5.25%	$165,100	5.41%	$198,557	6.06%

	Construction and Land		Commercial and Industrial		Other		PCD
	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount (1)	Weighted Average Rate	Amount	Weighted Average Rate (2)
	(Dollars in thousands)
Due:
One year or less	$18,284	6.86%	$70,292	7.71%	$1,406	0.33%	$2,543	17.20%
After one year through five years	20,843	7.80%	70,884	7.31%	3	5.87%	1,186	9.14%
After five years through fifteen years	4,141	3.83%	24,145	5.67%	—	—%	4,313	16.05%
After fifteen years	1,254	4.25%	846	6.43%	—	—%	221	4.74%
Total	$44,522	6.94%	$166,167	7.24%	$1,409	0.34%	$8,263	15.11%

(1) Other loans of $1.4 million due within one year includes $1.2 million of negative escrow and $174,000 of overdraft adjustments.
(2) Represents estimated accretable yield.

	Total Loans
	Amount	Weighted Average Rate

Due:
One year or less	$108,881	7.41%
After one year through five years	226,696	6.49%
After five years through fifteen years	483,269	5.63%
After fifteen years	3,037,927	4.46%
Total	$3,856,773	4.81%

The following table summarizes fixed and adjustable-rate loans at December 31, 2025, that are contractually due after December 31, 2026:

	Due After December 31, 2026
	Fixed Rate	Adjustable Rate	Total
	(Dollars in thousands)
Real estate loans:
Multifamily	$51,157	$2,308,620	$2,359,777
Commercial mortgage	28,043	869,893	897,936
One-to-four family residential	94,927	69,650	164,577
Construction and land	—	26,238	26,238
Home equity and lines of credit	91,560	106,206	197,766
Commercial and industrial loans	48,100	47,775	95,875
Other loans	3	—	3
PCD loans	2,436	3,284	5,720
Total loans	$316,226	$3,431,666	$3,747,892
At December 31, 2025, the Company had $3.04 billion in loans due to mature in 2041 and beyond, of which $125.9 million, or 4.14%, are fixed-rate loans.
Multifamily Real Estate Loans. Loans secured by multifamily properties totaled approximately $2.36 billion, or 61.2% of our total loan portfolio, at December 31, 2025. We include in this category properties having more than four residential units and a business or businesses where the majority of space is utilized for residential purposes, which we refer to as mixed-use. At December 31, 2025, we had 1,075 multifamily real estate loans, with an average loan balance of approximately $2.2 million, although there are a large number of loans with balances substantially greater than this average. At December 31, 2025, our largest multifamily real estate loan had a principal balance of $29.0 million, was secured by a garden-style apartment complex located in Essex County, New Jersey, and was performing in accordance with its original contractual terms. Substantially all of our multifamily real estate loans are secured by properties located in our primary market areas and eastern Pennsylvania.
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
In 2019, the New York State legislature passed the Housing Stability and Tenant Protection Act, impacting approximately one million rent-regulated apartment units. Among other things, the legislation: (i) curtails rent increases from material capital improvements and individual apartment improvements; (ii) all but eliminates the ability for apartments to exit rent regulation; (iii) does away with vacancy decontrol and high-income deregulation; and (iv) repealed the 20% vacancy bonus. At December 31, 2025, the Company has approximately $418.8 million in multifamily loans in New York with tenants that have some form of rent stabilization or rent control.

The following table summarizes our variable-interest multifamily loans by year of repricing (excluding PCD loans) at December 31, 2025:

	Amount	Weighted Average Rate
	(Dollars in thousands)
One year or less	$347,847	3.55%
After one year through five years	1,867,530	4.34%
After five years through ten years	93,243	4.94%
	$2,308,620	4.25%
Commercial Real Estate Loans. Commercial real estate loans (other than multifamily real estate loans) totaled $911.4 million, or 23.6% of our loan portfolio, as of December 31, 2025. At December 31, 2025, our commercial real estate loan portfolio consisted of 642 loans with an average loan balance of approximately $1.4 million, although there are a large number of loans with balances substantially greater than this average. At December 31, 2025, our largest commercial real estate loan had a principal balance of $86.4 million (net active principal balance of $28.8 million as we have a 33.3% participation interest), was secured by an office facility located in Staten Island, New York, and was performing in accordance with its original contractual terms. Substantially all of our commercial real estate loans are secured by properties located in our primary market areas.
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
In underwriting commercial real estate loans, we generally lend up to the lesser of 75% of either the property’s appraised value or purchase price. We base our decision to lend primarily on the economic viability of the property and the creditworthiness of the borrower. In evaluating a proposed commercial real estate loan, we emphasize the ratio of the property’s projected net cash flows to the loan’s debt service requirement (generally requiring a minimum ratio of 125%, computed after deduction for a vacancy factor and property expenses we deem appropriate). Personal guarantees of the principals are typically obtained. Although a significant portion of our commercial real estate loans were referred to us by third-party loan brokers, we underwrite all commercial real estate loans in accordance with our underwriting standards.
The following table summarizes commercial mortgage real estate loans by property type and owner-occupied and non-owner occupied status as a percentage of the total commercial mortgage real estate portfolio as of December 31, 2025:

	December 31, 2025
	Concentration by Property Type		Percentage of Total
	Amount	Percent	Owner-Occupied	Non-Owner Occupied
Office buildings	$174,694	19.2%	7.3%	11.9%
Mixed use (majority of space is non-residential)	155,341	17.0	2.5	14.5
Retail	137,182	15.1	2.3	12.8
Warehousing	132,154	14.5	12.1	2.4
Healthcare facilities	74,800	8.2	5.4	2.8
Manufacturing	72,059	7.9	5.7	2.2
Accommodations (hotel/motel)	46,858	5.1	0.1	5.0
Services	44,757	4.9	3.6	1.3
Schools/daycare	15,247	1.7	1.6	0.1
Recreational	11,053	1.2	1.1	0.1
Restaurants	3,682	0.4	0.2	0.2
Other	43,563	4.8	2.3	2.5
	$911,390	100.0%	44.2%	55.8%

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
The following table presents the ranges in the LTVs of our commercial mortgage loans at December 31, 2025:

LTV Range %	Number of Loans	Amount
		(Dollars in thousands)
0 - 25	189	$70,760
>25 - 50	249	368,110
>50 - 60	102	197,733
>60 - 70	75	222,470
>70 - 80	22	46,683
>80 - 90	1	165
>90	4	5,469
Total commercial real estate loans	642	$911,390
The following table summarizes the commercial real estate portfolio by geographic region in which the real estate collateral is located as a percentage of total commercial real estate loans as of December 31, 2025:

Geographic Region	Amount	Percent
	(Dollars in thousands)
New York	$484,192	53%
New Jersey	400,188	44%
Pennsylvania and Other	27,010	3%
Total commercial real estate loans	$911,390	100%
New York City Local Law 97 (“Local Law 97”) became effective on November 15, 2019. The law sets limits on the greenhouse gas emissions of both newly built and existing covered buildings. The law, which went into effect at the beginning of 2024, applies to both commercial and residential buildings over 25,000 square feet (or two more buildings on the same tax lot or governed by the same board of managers that together exceed 50,000 square feet). The buildings covered by Local Law 97 were required to file a report with the Department of Buildings by May 1, 2025 detailing their annual greenhouse gas emissions and then by May 1 of every year thereafter. An owner of a covered building who submits a report indicating that their building exceeded its annual building emissions limit will be liable for a civil penalty. Based on management’s assessment of our loan portfolio as of December 31, 2025, we believe that 30 loans will be considered covered buildings and will be affected by the ruling regarding Local Law 97 during the first stage of implementation, and we expect to be compliant in the first compliance period with no material financial impact on our covered portfolio. At December 31, 2025, the weighted average LTV ratio of these 30 loans was 55.2%. These loans had an aggregate book balance of $106.9 million and were all performing in accordance with their original contractual terms at that date.
Construction and Land Loans. At December 31, 2025, construction and land loans totaled $44.5 million, or 1.2% of total loans receivable, and the additional unadvanced portion of these construction loans totaled $19.4 million. At December 31, 2025, we had 18 construction and land loans with an average balance of approximately $2.5 million. Our largest construction and land loan had a principal balance of $9.5 million, and is secured by a proposed 280-unit rental multifamily project in Marlboro, New Jersey, where we have a 35% participation interest. At December 31, 2025, this loan was performing in accordance with its original contractual terms.
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
Commercial and Industrial Loans. At December 31, 2025, commercial and industrial loans totaled $166.2 million, or 4.3% of the total loan portfolio, and the additional unadvanced portion of these commercial and industrial loans totaled $107.8 million. As of December 31, 2025, we had 811 commercial and industrial loans with an average loan balance of approximately $205,000, although we originate these types of loans in amounts substantially greater than this average. At December 31, 2025, our largest commercial and industrial loan had a principal balance of $10.0 million, and was performing in accordance with its original contractual terms.
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
Within our commercial and industrial loan portfolio, we offer unsecured small business loans primarily underwritten utilizing a third-party loan scoring system designed to assess the credit risk of small businesses. These loans include fixed-rate term loans with typical maturities of up to seven years and revolving floating-rate working capital lines of credit reviewed annually. Maximum loan amounts within this loan segment are limited to the lesser of a percentage of a business’s revenue or $100,000 and require the full personal guarantees of the business owners. Unsecured small business loans totaled $20.6 million and $28.9 million at December 31, 2025 and 2024, respectively.
The Bank also underwrites SBA guaranteed loans and guaranteed or assisted loans through various state, county and municipal programs.

One-to-Four Family Residential Real Estate Loans. At December 31, 2025, we had 305 one-to-four family residential real estate loans outstanding with an aggregate balance of $165.1 million, or 4.3% of our total loan portfolio. As of December 31, 2025, the average balance of one-to-four family residential real estate loans was approximately $541,000, although we have originated these types of loan in amounts substantially greater than this average. At December 31, 2025, our largest loan of this type (excluding purchased loan pools, discussed below) had a principal balance of $5.0 million and was collateralized by 42 condominiums within a complex in Union County, New Jersey. The loan was performing in accordance with its original contractual terms. We have established a one-to-four family residential mortgage lending program to originate retail first mortgage loans. These mortgages will be either held-for-investment or held-for-sale and sold in the secondary market.
Historically, we have not offered “interest-only” mortgage loans on one-to-four family residential real estate properties, where the borrower pays interest for an initial period, after which the loan converts to a fully amortizing loan. However, since 2014 we have purchased pools of one-to-four family residential real estate loans which included interest-only mortgage loans and had $13.5 million of such loans at December 31, 2025. We also historically have not offered loans that provide for negative amortization of principal, such as “Option ARM” loans, where the borrower can pay less than the interest owed on the loan, resulting in an increased principal balance during the life of the loan.
Home Equity Loans and Lines of Credit. At December 31, 2025, we had 2,589 home equity loans and lines of credit with an aggregate outstanding balance of $198.6 million, or 5.1% of our total loan portfolio, and the additional unadvanced portion of these home equity loans and lines of credit totaled $170.1 million. Of this total, outstanding home equity loans totaled $87.0 million, or 2.3% of our total loan portfolio and home equity lines of credit totaled $106.7 million, or 2.8% of our total loan portfolio. At December 31, 2025, the average home equity loan and line of credit balance was approximately $77,000 although we originate these types of loans in amounts substantially greater than this average. At December 31, 2025, our largest home equity line of credit had an outstanding balance of approximately $2.0 million. This loan was performing in accordance with its original contractual terms. At December 31, 2025, our largest outstanding home equity loan was $1.6 million and was performing in accordance with its original contractual terms.
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
At December 31, 2025, PCD loans consisted of approximately 10% of one-to-four family residential loans, 21% of commercial real estate loans, 58% of commercial and industrial loans, and 11% of home equity loans. At December 31, 2024, PCD loans consisted of approximately 9% one-to-four family residential loans, 25% commercial real estate loans, 55% commercial and industrial loans, and 11% in home equity loans. At December 31, 2023, PCD loans consisted of approximately 7% one-to-four family residential loans, 25% commercial real estate loans, 57% commercial and industrial loans, and 11% in home equity loans.

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

	At December 31,
	2025	2024	2023
	(Dollars in thousands)
Non-accrual loans held-for-investment:
Real estate loans:
Commercial mortgage	$5,012	$4,578	$6,491
One-to-four family residential	—	—	104
Multifamily	3,688	2,609	2,709
Home equity and lines of credit	1,778	1,270	499
Commercial and industrial loans	4,732	5,807	305
Other	—	—	7
Total non-accrual loans held-for-investment	15,210	14,264	10,115
Loans delinquent 90 days or more and still accruing held-for-investment:
Real estate loans:
Commercial mortgage	51	—	—
One-to-four family residential	863	882	406
Multifamily	—	164	201
Home equity and lines of credit	7	140	711
Other	4	—	—
Total loans delinquent 90 days or more and still accruing	925	1,186	1,318
Non-performing loans held-for-sale
Commercial mortgage	—	4,397	—
Commercial and industrial loans	—	500	—
Total non-performing loans held-for-sale	—	4,897	—
Total non-performing loans held-for-investment	16,135	20,347	11,433
Total non-performing assets	$16,135	$20,347	$11,433
Ratios:
Non-performing loans to total loans (1)	0.42%	0.51%	0.27%
Non-accrual loans held-for-investment to total loans held-for-investment, net	0.39%	0.35%	0.24%
Non-performing assets to total assets	0.28%	0.36%	0.20%
Total assets	$5,754,010	$5,666,378	$5,598,396
Loans held-for-investment, net	$3,856,773	$4,022,224	$4,203,654

(1) Includes non-performing loans transferred to held-for-sale.

At December 31, 2025, 4.0% of PCD loans were past due 30 to 89 days, and 23.2% were past due 90 days or more. At December 31, 2024, 2.1% of PCD loans were past due 30 to 89 days, and 24.9% were past due 90 days or more. At December 31, 2023, 2.9% of PCD loans were past due 30 to 89 days, and 27.1% were past due 90 days or more.

The following table sets forth the property types collateralizing non-accrual commercial real estate loans held-for investment at December 31, 2025:

	At December 31, 2025
	Amount	Percent
	(Dollars in thousands)
Services	$2,723	54.3%
Warehousing	1,643	32.8
Restaurant	464	9.3
Retail	60	1.2
Manufacturing	20	0.4
Other	102	2.0
Total	$5,012	100.0%
Other Real Estate Owned. Real estate acquired by us as a result of foreclosure or by deed in lieu of foreclosure is classified as other real estate owned. On the date the property is acquired, it is recorded at the lower of cost or estimated fair value, establishing a new cost basis. Estimated fair value generally represents the sale price a buyer would be willing to pay on the basis of current market conditions, less the estimated costs to sell the property. Holding costs and declines in estimated fair value result in charges to expense after acquisition. At December 31, 2025 and 2024, the Company had no real estate owned acquired through foreclosure.
Potential Problem Loans and Classification of Assets. Our policies, consistent with regulatory guidelines, provide for the classification of loans and other assets that are considered to be of lesser quality as substandard, doubtful, or loss assets. An asset is classified substandard if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Substandard assets include those assets characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected. Assets classified as doubtful have all of the weaknesses inherent in those classified substandard with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable. Assets (or portions of assets) classified as loss are those considered uncollectible and of such little value that their continuance as assets is not warranted. Assets that do not expose us to risk sufficient to warrant classification in one of the aforementioned categories, but which possess potential weaknesses that deserve our close attention, are designated as special mention. At December 31, 2025, classified assets, excluding loans on non-accrual status, consisted of substandard assets of $24.9 million and no doubtful or loss assets. At December 31, 2025, we also had $18.6 million of assets designated as special mention. At December 31, 2024, classified assets, excluding loans on non-accrual status, consisted of substandard assets of $14.9 million and no doubtful or loss assets.  At December 31, 2024, we also had $17.0 million of assets designated as special mention. The increase in substandard assets at December 31, 2025 from December 31, 2024, was primarily due to downgrades of one commercial real estate relationship and one commercial and industrial relationship which had outstanding balances of $6.5 million and $2.9 million, respectively, at December 31, 2025.
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
The following table sets forth the total amounts of delinquencies for accruing loans that were 30 to 89 days past due by type and by amount at the dates indicated:

	December 31,
	2025	2024
	(Dollars in thousands)
Real estate loans:
Multifamily	$471	$2,831
Commercial mortgage	6,984	78
One-to-four family residential	1,124	2,407
Home equity and lines of credit	1,110	1,472
Commercial and industrial loans	1,735	2,545
Other loans	—	3
Total	$11,424	$9,336

The increase in delinquent commercial mortgage loans was primarily due to one loan which had an outstanding balance of $6.5 million and was 61 days past due at December 31, 2025. The loan is secured by collateral property with an appraised value of $13.1 million.
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

The following table sets forth activity in our allowance for credit losses for the years indicated:

	At or For the Years Ended December 31,
	2025	2024	2023
	(Dollars in thousands)
Balance at beginning of year	$35,183	$37,535	$42,617
Charge-offs:
Commercial mortgage (1)	—	(136)	—
Commercial and industrial	(5,340)	(6,873)	(6,572)
PCD loans	(343)	—	(8)
Total charge-offs	(5,683)	(7,009)	(6,580)
Recoveries:
Commercial mortgage (1)	62	57	71
One-to-four family residential	—	9	—
Home equity and lines of credit	—	92	1
Commercial and industrial	1,143	218	63
PCD loans	37	—	10
Total recoveries	1,242	376	145
Net charge-offs	(4,441)	(6,633)	(6,435)
Provision/(benefit) for credit losses	7,402	4,281	1,353
Balance at end of year	$38,144	$35,183	$37,535
Ratios:
Net charge-offs to average loans outstanding (2):
Commercial and industrial	(0.10)%	(0.16)%	(0.15)%
PCD	(0.01)	—	—
Total net charge-offs	(0.11)%	(0.16)%	(0.15)%
Allowance for credit losses to total non-performing loans at end of year (3)	236.42	227.72	328.30
Allowance for credit losses to total loans held-for-investment, net, at end of year (4)	0.99	0.87	0.89
Allowance for credit losses to non-accrual loans held-for-investment at end of year (4)	250.78	246.66	371.08

(1)	Commercial includes commercial real estate loans collateralized by owner-occupied, non-owner occupied, and multifamily properties.
(2)	Calculated based on average total loans.
(3)	Excludes non-performing loans held-for-sale.
(4)	Includes PCD and acquired loans held-for-investment (and related allowance for credit losses).
At December 31, 2025 and 2024, the allowance for credit losses related to PCD loans was $2.6 million and $2.9 million, respectively. Loans held-for-sale, when applicable, are excluded from the allowance for credit losses coverage ratios in the table above.

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

	At December 31,
	2025		2024		2023
	Allowance for Credit Losses	Percent of Loans in Each Category to Total Loans	Allowance for Credit Losses	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
Real estate loans:
Commercial mortgage (1)	$24,482	84.86%	$20,949	86.71%	$23,255	87.55%
One-to-four family residential	2,213	4.28	2,245	3.73	3,285	3.83
Construction and land	102	1.15	103	0.89	149	0.74
Home equity and lines of credit	2,880	5.15	2,254	4.33	1,705	3.89
Commercial and industrial	5,842	4.31	6,724	4.06	6,050	3.69
PCD loans	2,621	0.21	2,904	0.23	3,085	0.24
Other	4	0.04	4	0.05	6	0.06
Total allowance	$38,144	100.00%	$35,183	100.00%	$37,535	100.00%

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
Northfield Bank’s investment policy does not permit investment in common stock of other entities including GSEs, other than our required investment in the common stock of the FHLBNY, as permitted for community reinvestment act purposes or to fund Northfield Bank’s deferred compensation plan. Northfield Bancorp may invest in equity securities of other financial institutions, as well as preferred stock, up to certain limitations. As of December 31, 2025, we did not hold any asset-backed securities other than mortgage-backed securities.
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
At December 31, 2025, our corporate bond portfolio consisted of securities, substantially all of which were investment-grade, and had remaining maturities generally shorter than ten years. Our investment policy provides that we may invest up to 15% of our Tier 1 risk-based capital in corporate bonds from individual issuers which, at the time of purchase, are within the investment-grade ratings from Standard & Poor’s, Moody’s or Fitch. Corporate bonds from individual issuers not rated investment grade at the time of purchase, are limited to the lesser of 1% of our total assets or 15% of our Tier 1 risk-based capital, and must have a maturity of less than one year. Aggregate holdings of this security type cannot exceed 5% of our total assets. Aggregate holdings of individual issuers of corporate bonds and commercial paper, both investment grade and non-investment grade, are not to exceed 50% of Tier 1 capital of the Company.
The following table sets forth the amortized cost and estimated fair value of our available-for-sale and held-to-maturity securities portfolios (excluding FHLBNY common stock) at the dates indicated.  As of December 31, 2025, 2024, and 2023, we also had a trading portfolio with a fair value of $15.2 million, $13.9 million and $12.5 million, respectively, consisting of mutual funds quoted in actively traded markets.  These securities are utilized to fund non-qualified deferred compensation obligations.

	At December 31,
	2025		2024		2023
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(Dollars in thousands)
Debt securities available-for-sale:
U.S. Treasuries	$—	$—	$—	$—	$44,364	$44,379
U.S. Government agency securities	607	558	75,734	75,348	75,898	73,908
Mortgage-backed securities:
Pass-through certificates:
GSEs	515,162	506,949	282,704	261,676	365,823	337,540
REMICs:
GSEs	870,020	872,099	734,086	727,343	224,931	213,100
Other debt securities:
Municipal bonds	614	614	684	685	765	763
Corporate bonds	32,101	32,199	36,569	35,765	128,704	125,774
Total debt securities available-for-sale	$1,418,504	$1,412,419	$1,129,777	$1,100,817	$840,485	$795,464

	At December 31,
	2025		2024		2023
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(Dollars in thousands)
Securities held-to-maturity:
Mortgage-backed securities:
Pass-through certificates - GSEs	$8,339	$8,144	$9,303	$8,762	$9,866	$9,586
Total securities held-to-maturity	$8,339	$8,144	$9,303	$8,762	$9,866	$9,586
Portfolio Maturities and Yields.  The composition and maturities of the investment securities portfolio at December 31, 2025, are summarized in the following table. Maturities are based on the final contractual payment dates, and do not reflect the effect of scheduled principal repayments, prepayments, or early redemptions that may occur.  All of our securities at December 31, 2025, were taxable with the exception of our U.S. Government agency securities and municipal portfolio. Weighted average yield is based on amortized cost.

	One Year or Less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield
	(Dollars in thousands)
Securities available-for-sale:
U.S. Government agency securities:	$—	—%	$607	3.14%	$—	—%	$—	—%	$607	$558	3.14%
Mortgage-backed securities:
Pass-through certificates:
GSEs	$278	3.28%	$25,800	2.18%	$129,925	2.31%	$359,159	5.15%	$515,162	506,949	4.29%
REMICs:
GSE	44	2.47%	1,264	2.29%	1,158	3.04%	867,554	4.99%	870,020	872,099	4.99%
	$322	3.17%	$27,064	2.19%	$131,083	2.32%	$1,226,713	5.04%	$1,385,182	$1,379,048	4.73%
Other debt securities:
Municipal bonds	$510	4.72%	$104	5.44%	$—	—%	$—	—%	$614	$614	4.84%
Corporate bonds	3,801	4.41%	18,300	2.02%	10,000	7.39%	—	—%	32,101	32,199	3.97%
	$4,311	4.45%	$18,404	2.04%	$10,000	7.39%	$—	—%	$32,715	$32,813	3.99%
Total securities available-for-sale	$4,633	4.36%	$46,075	2.14%	$141,083	2.68%	$1,226,713	5.04%	$1,418,504	$1,412,419	4.71%

Securities held-to-maturity:
Mortgage-backed securities:
Pass-through certificates:
GSEs	$—	—%	$—	—%	$—	—%	$8,339	4.26%	$8,339	$8,144	4.26%
Total securities held-to-maturity	$—	—%	$—	—%	$—	—%	$8,339	4.26%	$8,339	$8,144	4.26%

Sources of Funds
General.  Deposits traditionally have been our primary source of funds for our lending and securities activities. We also borrow from the FHLBNY, the Federal Reserve Bank and other financial institutions to supplement cash flow needs, to manage the maturities of liabilities for interest rate and investment risk management purposes, and to manage our cost of funds. Our additional sources of funds are borrowings through repurchase agreements, the proceeds of loan sales, scheduled loan and investment payments, maturities and sales of securities, loan prepayments, and brokered deposits.
Deposits.  We accept deposits primarily from the areas in which our offices are located. We offer a variety of deposit accounts to businesses, consumers and municipalities with a range of interest rates and terms. We purchase brokered deposits when it is deemed cost effective. At December 31, 2025 and 2024, we had brokered deposits totaling $40.5 million and $263.4 million, respectively. The decrease in brokered deposits was due to the Company placing less reliance on brokered deposits in which had been used as a lower-cost alternative to borrowings. In addition, municipal deposits which primarily consist of funds from local government entities domiciled in New Jersey, and are a significant source of funds, totaled $988.3 million, or 24.6% of our total deposits at December 31, 2025. At December 31, 2024, municipal deposits totaled $859.3 million, or 20.8% of our total deposits. Municipal deposits are primarily collateralized by municipal letters of credit issued by the FHLBNY and/or mortgaged-backed securities.
At December 31, 2025, we reported $1.99 billion of estimated uninsured deposits. This total included $1.03 billion of collateralized governmental deposits and intercompany deposits, leaving estimated adjusted uninsured deposits of $952.9 million, or 23.7% of total deposits. Total uninsured deposits at December 31, 2024 were estimated at $1.82 billion. As of those dates we had no deposits that were uninsured for any reason other than being in excess of the $250,000 limit for federal deposit insurance.
As of December 31, 2025, the aggregate amount of our outstanding certificates of deposit in amounts greater than $250,000 was $142.0 million. The following table sets forth the maturity of these certificates at December 31, 2025:

December 31, 2025
(Dollars in thousands)
Three months or less	$108,224
Over three months through six months	24,531
Over six months through one year	5,699
Over one year	3,587
Total	$142,041
The following table provides the uninsured portion of certificates of deposit at December 31, 2025, by account, with a maturity of:

December 31, 2025
(Dollars in thousands)
Three months or less	$43,247
Over three months through six months	15,281
Over six months through one year	2,699
Over one year	587
Total	$61,814
At December 31, 2025, we had $724.2 million in certificates of deposit, of which $665.9 million had remaining maturities of one year or less.

The following table sets forth the distribution of our average total deposit accounts, by account type, for the periods indicated:

	For the Year Ended December 31,
	2025			2024			2023
	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate
	(Dollars in thousands)
Non-interest bearing demand	$722,711	17.85%	—%	$694,543	17.85%	—%	$770,939	20.26%	—%
NOW and interest bearing demand	1,409,099	34.80	2.09%	1,280,850	32.93%	2.16%	1,226,944	32.24%	1.35%
Money market accounts	270,796	6.69	1.80%	276,366	7.10%	1.55%	342,251	8.99%	0.87%
Savings	836,802	20.67	1.74%	891,821	22.93%	2.05%	894,259	23.50%	1.22%
Certificates of deposit	809,542	19.99	3.70%	746,629	19.19%	4.29%	571,042	15.01%	3.21%
Total deposits	$4,048,950	100.00%	1.95%	$3,890,209	100.00%	2.11%	$3,805,435	100.00%	1.28%
Borrowings.   Our borrowings consist primarily of advances from the FHLBNY. As of December 31, 2025, our FHLB advances totaled $893.8 million, or 17.7% of total liabilities and floating rate advances and other interest-bearing liabilities totaled $6.4 million, or 0.1% of total liabilities. At December 31, 2025, the Company had the ability to obtain additional funding from the FHLBNY and Federal Reserve Bank discount window of approximately $1.83 billion, utilizing unencumbered securities of $727.1 million and loans of $1.10 billion. Repurchase agreements are primarily secured by mortgage-backed securities. Advances from the FHLBNY are secured by our investment in the common stock of the FHLBNY as well as by pledged mortgage-backed securities and loans.
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
Human Capital
At December 31, 2025, the Company had a total of 374 employees, (370 full-time and four part-time), located primarily in New York and New Jersey. We are focused on attracting, developing and retaining employees with diverse backgrounds and experiences whose contributions can maximize our financial and strategic growth objectives and build long-term stockholder value. Our core values of trust, respect and excellence, coupled with our vision to be a high-performing community bank where employees want to work, customers want to bank, and stockholders want to invest fosters innovation, increases business value, and enriches our corporate culture. We believe our relationship with our employees is strong. We have not experienced any material employment-related issues or interruptions of services due to labor disagreements and are not a party to any collective bargaining agreements. Key items related to our human capital are described below.
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

Employee Engagement. Periodically, we measure employee engagement and satisfaction, and through efforts of our employee engagement and workplace culture team, we develop action plans for continued improvement. We have introduced virtual town hall meetings for all employees, opening the lines of communications and answering employee questions and concerns. In conjunction with the town hall meetings and internal focus groups, periodic surveys are conducted related to well-being, compensation, benefits, and our core values. These surveys provided insight into our employees’ needs and preferences, which we consider in future program development.
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
Subsidiary Activities
Northfield Bancorp owns 100% of Northfield Investments, Inc., an inactive New Jersey investment company, and 100% of Northfield Bank. Northfield Bank owns 100% of NSB Services Corp., a Delaware corporation, which in turn owns 100% of the voting common stock of NSB Realty Trust. NSB Realty Trust is a Maryland real estate investment trust that holds mortgage loans, mortgage-backed securities and other investments. These entities enable us to segregate certain assets for management purposes, and/or borrow against assets or stock of these entities for liquidity purposes. At December 31, 2025, Northfield Bank’s investment in NSB Services Corp. was $918.2 million, and NSB Services Corp. had assets of $918.8 million and liabilities of $632,000 at that date. At December 31, 2025, NSB Services Corp.’s investment in NSB Realty Trust was $918.3 million, and NSB Realty Trust had $918.3 million in assets and liabilities of $56,000 at that date.
SUPERVISION AND REGULATION
General
Northfield Bank is a federally chartered savings bank that is primarily regulated, examined, and supervised by the OCC, and by the FDIC as deposit insurer for certain activities. This regulation and supervision establish a comprehensive framework of activities in which an institution may engage and is intended primarily for the protection of the FDIC’s Deposit Insurance Fund and depositors, and not for the protection of security holders. Under this system of federal regulation, financial institutions are periodically examined to ensure that they satisfy applicable standards with respect to their capital adequacy, assets, management, earnings, liquidity, and sensitivity to market interest rates. The OCC examines Northfield Bank and prepares reports for the consideration of its Board of Directors on any operating deficiencies. Northfield Bank’s relationship with its depositors and borrowers is regulated to a great extent by federal law and, to a much lesser extent, state law, especially in matters concerning the ownership of deposit accounts and the form and content of Northfield Bank’s loan documents. Northfield Bank is also a member of and owns stock in the FHLBNY, which is one of the 11 regional banks in the FHLB System.
As a savings and loan holding company, Northfield Bancorp is subject to regulation, supervision and examination by the FRB. Northfield Bancorp is required to file periodic reports with the FRB and is subject to the FRB's enforcement authority. Northfield Bancorp is also subject to the rules and regulations of the SEC under the federal securities laws.
Any change in applicable laws or regulations, whether by the FDIC, the OCC, the FRB, the SEC, U.S. Congress or Executive Orders, could have a material adverse effect on Northfield Bancorp and Northfield Bank, including their business, financial condition, results of operations, or prospects.
Set forth below is a brief description of material regulatory requirements that are or will be applicable to Northfield Bank and Northfield Bancorp. The description is limited to certain material aspects of the statutes and regulations addressed and is not intended to be a complete description of such statutes and regulations and their effects on Northfield Bank and Northfield Bancorp and is qualified in its entirety by reference to applicable laws, regulations, and supervisory guidance.

Business Activities
A federal savings bank derives its lending and investment authority primarily from the Home Owners’ Loan Act, as amended ("HOLA"), and applicable federal regulations. Under these laws and regulations, Northfield Bank is authorized to originate mortgage loans secured by residential and commercial real estate, commercial business loans, and consumer loans, and to invest in certain types of debt securities and other permissible assets. Certain types of lending, such as commercial and consumer loans, are subject to statutory and regulatory aggregate limits calculated as a specified percentage of Northfield Bank’s capital or total assets. Northfield Bank also may establish and invest in subsidiaries that may engage in a variety of activities, including certain real estate-related activities and securities and insurance brokerage services that are not otherwise permissible to be conducted directly by Northfield Bank.
Loans-to-One-Borrower
Generally, Northfield Bank may not make a loan or extend credit to a single or related group of borrowers in an amount that exceeds 15% of Northfield Bank’s capital and surplus. An additional amount of 10% of capital and surplus may be loaned if the extension of credit is fully secured by readily marketable collateral. Readily marketable collateral generally includes certain financial instruments and bullion, but does not include real estate. As of December 31, 2025, Northfield Bank was in compliance with its loans-to-one-borrower limitations.
Qualified Thrift Lender Test
As a federally chartered savings bank, Northfield Bank is required to satisfy a qualified thrift lender (“QTL”) test, under which Northfield Bank either must qualify as a “domestic building and loan” association as defined by the Internal Revenue Code or maintain at least 65% of its “portfolio assets” in “qualified thrift investments.” “Qualified thrift investments” consist primarily of residential mortgage loans and related investments, including mortgage-backed and related securities. “Portfolio assets” generally are defined as total assets less specified liquid assets up to 20% of total assets, goodwill, and other intangible assets and the value of property used to conduct business. A federal savings bank that fails the QTL test must operate under statutorily prescribed restrictions. Federal law also provides that noncompliance with the QTL test may subject the institution to supervisory or enforcement action. As of December 31, 2025, Northfield Bank maintained 78.0% of its portfolio assets in qualified thrift investments and, therefore, was in compliance with the QTL test.

Standards for Safety and Soundness
Federal law requires each federal banking agency to prescribe for insured depository institutions under its jurisdiction standards relating to, among other things, internal controls, information systems and internal audit systems, loan documentation, credit underwriting, interest rate risk exposure, asset growth, employee compensation, and other operational and managerial standards as the agency deems appropriate. The federal banking agencies adopted the Interagency Guidelines Prescribing Standards for Safety and Soundness to implement the safety and soundness standards required under federal law. These guidelines establish safety and soundness standards used by the federal banking agencies to identify and address problems at insured depository institutions before capital becomes impaired. If the appropriate federal banking agency determines that an institution fails to meet any standard prescribed by the guidelines, the agency may require the institution to submit to the agency an acceptable plan to achieve compliance with the standard. If an institution fails to submit or implement an acceptable plan, the appropriate federal banking agency may issue an enforceable order requiring correction action.
Capital Requirements
Federal regulations require federally insured depository institutions to meet several minimum capital standards: a common equity Tier 1 capital to risk-based assets ratio of 4.5%, a Tier 1 capital to risk-based assets ratio of 6.0%, a total capital to risk-based assets ratio of 8.0%, and a 4.0% Tier 1 capital to total assets leverage ratio.

In determining the amount of risk-weighted assets for purposes of calculating risk-based capital ratios, all assets, including certain off-balance sheet assets (e.g., recourse obligations, direct credit substitutes, residual interests) are multiplied by a risk weight factor assigned by the regulations based on the risks believed inherent in the type of asset. Higher levels of capital are required for asset categories believed to present greater risk. Common equity Tier 1 capital generally is defined as common stockholders’ equity and retained earnings. Tier 1 capital generally is defined as common equity Tier 1 capital plus additional Tier 1 capital. Additional Tier 1 capital includes certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries. Total capital includes Tier 1 capital (common equity Tier 1 capital plus additional Tier 1 capital) and Tier 2 capital. Tier 2 capital is comprised of capital instruments and related surplus, meeting specified requirements, and may include cumulative preferred stock and long-term perpetual preferred stock, mandatory convertible securities, intermediate preferred stock and subordinated debt. Also included in Tier 2 capital is the allowance for credit losses limited to a maximum of 1.25% of risk-weighted assets, and certain other items. In assessing an institution’s capital adequacy, the OCC takes into consideration not only these numeric factors, but qualitative adjustments as well, and has the authority to establish higher capital requirements for individual institutions when deemed necessary.
In addition to establishing the minimum regulatory capital requirements, the regulations limit capital distributions and certain discretionary bonus payments to management if the institution does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets above the amount necessary to meet its minimum risk-based capital requirements.
The federal banking agencies, including the OCC, are required to specify for qualifying institutions with less than $10 billion of assets an alternative “community bank leverage ratio” that ranges between 8% to 10% of consolidated assets. Institutions with capital levels meeting or exceeding the specified requirement and choosing the alternative regulatory capital framework are considered to comply with the applicable regulatory capital requirements, including all risk-based requirements. The elective community bank leverage ratio has been currently established at 9.0% Tier 1 capital to average total consolidated assets. In November 2025, the federal banking agencies, including the OCC, issued a proposed rule to lower the community bank leverage ratio to 8.0%. Eligible institutions may opt into and out of the community bank leverage ratio framework on their quarterly call report. Northfield Bank elected to opt into the framework effective March 31, 2020.
As of December 31, 2025, Northfield Bancorp and Northfield Bank exceeded all capital adequacy requirements to which they were subject. Further, per regulatory guidelines, the Bank is categorized as a "well-capitalized" institution under the prompt corrective action regulations discussed below. See Note 15 of the Notes to the consolidated financial statements for further discussion about Regulatory Requirements.
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
Capital Distributions
Federal regulations restrict “capital distributions” by federal savings associations. For purposes of these regulations, capital distributions generally include cash dividends and other transactions that are charged to the capital account of a federal savings association. A federal savings association must file an application with the OCC for approval of the capital distribution if:
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
A federal savings association that is a subsidiary of a holding company, as in the case with Northfield Bank, must file a notice with the FRB at least 30 days before the Board of Directors declares any dividend and receive FRB non-objection to the payment of the dividend.
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

Transactions with Affiliates and Extensions of Credit to Insiders
A federal savings association’s authority to engage in transactions with its “affiliates” is limited by Sections 23A and 23B of the Federal Reserve Act and its implementing regulation, Regulation W, as made applicable to the association by the Home Owner's Loan Act. The term “affiliate” generally includes any company that controls or is under common control with a federal savings association, including Northfield Bancorp, and the savings association subsidiaries of that savings association. Certain other subsidiaries of the federal savings association, however, are not considered affiliates. Applicable law limits the aggregate amount of “covered transactions” with any individual affiliate, including loans to the affiliate, to 10% of the capital stock and surplus of the federal savings association. The aggregate amount of covered transactions with all affiliates is limited to 20% of the federal savings association’s capital stock and surplus. Certain “covered transactions” with affiliates, such as loans to or guarantees issued on behalf of affiliates, are required to be secured by specified amounts of collateral. Purchasing low quality assets from affiliates is generally prohibited. Regulation W also provides that transactions with affiliates, including covered transactions, must be on terms and under circumstances, including credit standards, that are substantially the same as, or at least as favorable to the federal savings association as those prevailing at the time for comparable transactions with or involving non-affiliated companies. In addition, federal savings associations are prohibited by law from lending to any affiliate that is engaged in activities that are not permissible for bank holding companies, and no such savings association may purchase the securities of any affiliate other than a subsidiary.
Authority to extend credit to the “executive officers” (as defined under Regulation O), directors and 10% or greater shareholders of federal savings associations and their affiliates (insiders), as well as to entities controlled by insiders (related interests), is governed by Sections 22(g) and 22(h) of the Federal Reserve Act and its implementing regulation, Regulation O, as made applicable to the association by the Home Owner's Loan Act. Among other things, loans to insiders must be made on terms substantially the same as, and following credit underwriting procedures that are not less stringent than, those prevailing at the time for comparable transactions with unaffiliated individuals, and may not involve more than the normal risk of repayment or present other unfavorable features. There is an exception for institution-wide lending programs available to all employees that do not give preference to insiders. Regulation O also places individual and aggregate limits on the amount of loans that may be made to insiders and their related interests based, in part, on the institution’s capital position, and requires that certain prior board approval procedures be followed. Extensions of credit to executive officers are subject to additional restrictions on the types and amounts of loans that may be made. At December 31, 2025, Northfield Bank was in compliance with the applicable laws and regulations governing transactions with affiliates and extensions of credit to insiders.
Enforcement
The OCC has primary enforcement responsibility over federal savings associations, including the authority to bring enforcement actions against “institution-related parties,” a term that includes officers, directors, certain shareholders, as well as attorneys, appraisers and accountants who knowingly or recklessly participate in specified misconduct which caused or is likely to cause a financial loss to or an adverse effect on an insured institution. Formal enforcement actions may range from the issuance of a capital directive or "cease and desist" order to removal of officers and/or directors of the institution, to appointment of a receiver or conservator, or the termination of deposit insurance. Civil money penalties can be assessed for a wide range of violations of law and regulation, unsafe or unsound practices, and breaches of fiduciary duty. The maximum penalties that can be assessed are generally based on the type and severity of the violation, unsafe or unsound practice or breach, and are adjusted annually for inflation.
Deposit Insurance
Northfield Bank is a member of the Deposit Insurance Fund, which is administered by the FDIC. Deposit accounts in Northfield Bank are insured by the FDIC up to a maximum of $250,000 per depositor, per ownership category, for each separately insured depositor.
The FDIC assesses insured depository institutions to maintain the Deposit Insurance Fund. Under the FDIC’s risk-based assessment system, institutions deemed to present lower risk pay lower assessments. Assessments for institutions with less than $10 billion in assets are based on financial measures and supervisory ratings derived from statistical modeling estimating the probability of an institution’s failure within three-years period.
The FDIC has authority to increase deposit insurance assessments. Effective January 1, 2023, assessment rates for institutions of Northfield Bank's size range from 2.5 to 32 basis points. Any significant future increases would have an adverse effect on the operating expenses and results of operations of Northfield Bank. Future insurance assessments cannot be predicted.

Insurance of deposits may be terminated by the FDIC upon a finding that an institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition imposed by FDIC in writing. Management of Northfield Bank does not know of any practice, condition, or violation that may lead to termination of Northfield Bank’s deposit insurance.
Federal Home Loan Bank System
Northfield Bank is a member of the FHLBNY, and therefore is a member of the FHLB System, which consists of 11 regional FHLBs. The FHLB System provides a central credit facility primarily for member institutions. Members of the FHLB are required to purchase and hold a specified amount of shares of FHLB capital stock. As of December 31, 2025, Northfield Bank was in compliance with this requirement. The FHLB imposes various limitations on advances such as limiting the amount of certain types of real estate related collateral and limiting total advances to a member.
Community Reinvestment Act
Federal savings associations have a responsibility under the Community Reinvestment Act ("CRA") and its implementing regulations to help meet the credit needs of their communities, including low- and moderate-income neighborhoods, consistent with safe and sound banking practices. An institution’s record of performance under the CRA is considered by its primary federal regulator in evaluating applications for branching, mergers, acquisitions, and other expansionary activities. Failure to comply with CRA requirements could, at a minimum, result in regulatory restrictions on such activities. In the most recent Community Reinvestment Act Public Disclosure issued by the OCC as of May 15, 2023, Northfield Bank was rated “Satisfactory.”
In October 2023, the federal banking agencies issued a joint final rule to modernize their regulations implementing the CRA. In March 2024, a federal court issued a preliminary injunction preventing the implementation and enforcement of the modernization rule. As a result, Northfield Bank continues to be evaluated under the existing CRA regulations framework adopted in 1995, as subsequently amended, which remains in effect. In 2025, the federal banking agencies issued a Notice of Proposed Rulemaking (“NPR”) to revise the CRA framework in light of the injunction; however, the timing, content, and implementation of any final rule remain uncertain. Management does not currently expect these developments to affect the Bank’s existing CRA compliance obligations or most recent CRA rating, although future regulatory changes could affect CRA evaluation standards or regulatory approvals.
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

The operations of Northfield Bank also are subject to the:
•The Bank Secrecy Act and USA PATRIOT Act, which require federal savings associations to, among other things, establish anti-money laundering and countering the financing of terrorism compliance programs, including customer identification programs, and customer due diligence policies and controls, designed to detect and deter money laundering, terrorist financing, and other illicit activities;
•Regulations of the Office of Foreign Assets Control, which enforce economic and trade sanctions against targeted foreign countries and regimes, individuals, and organizations;
•Truth in Savings Act (Regulation DD), which governs consumer deposit account disclosures and advertising;
•Expedited Funds Availability Act (Regulation CC) and the Check Clearing for the 21 Act (Check 21), governing funds availability, check processing, and relate disclosure requirements;
•Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records;
•Electronic Funds Transfer Act (implemented by Regulation E), which governs electronic fund transfers to and from customers deposit accounts including automatic deposits and withdrawals, and established consumer's rights, responsibilities, and liability limits related to the use of automated teller machines, debit cards, and other electronic banking services; and
•The Gramm-Leach-Bliley Act, which places limitations on the sharing of consumer financial information by financial institutions with unaffiliated third parties and requires all financial institutions offering products or services to retail customers to provide such customers with the financial institution’s privacy policy and allow such customers the opportunity to “opt out” of the sharing of certain personal financial information with unaffiliated third parties.
Holding Company Regulation
Northfield Bancorp is considered a unitary savings and loan holding company subject to regulation and supervision by the FRB. The FRB has enforcement authority over Northfield Bancorp and its non-savings association subsidiaries. Among other things, that authority permits the FRB to restrict or prohibit activities that are determined to be a risk to Northfield Bancorp or its subsidiary savings association.
The business activities of savings and loan holding companies are generally limited to those activities permissible for bank holding companies under Section 4(c)(8) of the Bank Holding Company Act, subject to the prior approval of the FRB, and certain additional activities authorized by FRB regulations, unless the holding company has elected “financial holding company” status. A financial holding company may engage in activities that are financial in nature, including underwriting equity securities and insurance as well as activities that are incidental to financial activities or complementary to a financial activity. Northfield Bancorp has not elected financial holding company status. Federal law generally prohibits the acquisition of more than 5% of a class of voting stock of a company engaged in impermissible activities.
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
Savings and loan holding companies above $3 billion in consolidated assets, such as Northfield Bancorp, are subject to consolidated regulatory capital requirements that are as stringent as those required for their insured depository subsidiaries. Consolidated regulatory capital requirements identical to those applicable to the subsidiary depository institutions (including the community bank leverage ratio alternative) also apply to savings and loan holding companies. Northfield Bancorp exceeded the FRB’s consolidated capital requirements as of December 31, 2025.
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
Federal Securities Laws
Northfield Bancorp’s common stock is registered with the SEC under the Securities Exchange Act of 1934, as amended. Northfield Bancorp is subject to the information reporting, proxy solicitation, insider trading restrictions, and other requirements and regulations under the Securities Exchange Act of 1934.
Sarbanes-Oxley Act
The Sarbanes-Oxley Act of 2002 ("SOX") addresses, among other matters, corporate governance, auditing and accounting, executive compensation, and enhanced and timely disclosure of corporate information. Northfield Bancorp has established and maintains policies, procedures and internal control systems designed to comply with the applicable provisions of SOX and related SEC rules and regulations.
Change in Bank Control Act and Regulations
Under the Change in Bank Control Act, no person may acquire control of a savings and loan holding company, such as Northfield Bancorp, unless the FRB has been given at least 60 days prior written notice and has not issued a notice disapproving the proposed acquisition, taking into consideration certain factors, including the financial and managerial resources of the acquirer and the competitive effects of the acquisition. Other statutory factors may also be considered. Control, as defined under the Change in Bank Control Act and its implementing regulations, means the power, directly or indirectly, to direct the management or policies of an insured depository institution, or the ownership, control of or the power to vote 25% or more of any class of voting stock. Acquisition of more than 10% of any class of a savings and loan holding company’s voting stock constitutes a rebuttable determination of control under the regulations under certain circumstances, including where, as is the case with Northfield Bancorp, the issuer has registered securities under Section 12 of the Securities Exchange Act of 1934.
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
Taxable Distributions and Recapture. Prior to 1996, bad debt reserves created prior to 1988 were subject to recapture into taxable income if Northfield Bank failed to meet certain thrift asset and definitional tests or made certain distributions. Tax law changes in 1996 eliminated thrift-related recapture rules. However, under current law, pre-1988 tax bad debt reserves remain subject to recapture if Northfield Bank makes certain non-dividend distributions, repurchases any of its common stock, pays dividends in excess of earnings and profits, or fails to qualify as a “bank” for tax purposes. At December 31, 2025, the total federal pre-base year bad debt reserve of Northfield Bank was approximately $5.9 million.
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
New Jersey State Taxation. Northfield Bancorp and Northfield Bank file New Jersey Corporation Business Tax returns on a calendar year basis. Generally, the income derived from New Jersey sources is subject to New Jersey tax. Northfield Bancorp and Northfield Bank pay the greater of the corporate business tax at 9% of taxable income or the minimum tax of $2,000 per entity. For 2019 and prospectively, New Jersey law requires combined filing for certain members of an affiliated group, but excluded companies that qualify as investment companies and real estate investment trusts. For periods ending on or after July 31, 2023, investment companies and real estate investment trusts are required to be included in the combined filing unless they are owned 50% or more by a bank with assets that do not exceed $15 billion. The allocation and apportionment of taxable income to New Jersey may affect the overall tax rate. On June 28, 2024, the State of New Jersey enacted legislation that imposes a temporary 2.5% surtax, named the “Corporate Transit Fee”, on certain corporate taxpayers for tax years beginning January 1, 2024 through December 31, 2028.
Northfield Bancorp is under audit in New Jersey for tax years 2021 through 2024.
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
Risks related to the announced merger with Columbia Financial, Inc.
There is no assurance when or if the Merger will be completed.
Completion of the Merger is subject to satisfaction or waiver of a number of conditions. The Company and Columbia Financial currently anticipate the Merger will close in the third quarter of 2026, however there can be no assurance that the closing conditions will be fulfilled or can be fulfilled in a timely manner. Additionally, the Company and Columbia Financial can terminate the Merger Agreement under specified circumstances.
Regulatory approvals required to complete the Merger may not be received, may take longer than expected or may impose conditions that are not presently anticipated or cannot be met.
Before the Merger may be completed, the Company and Columbia Financial must obtain approvals from, or provide notice to, the FRB and the OCC. In determining whether to grant these approvals, the applicable regulatory authorities consider a variety of factors. These regulatory authorities may impose conditions on the granting of such approvals. Such conditions or changes and the process of obtaining regulatory approvals could have the effect of delaying completion of the Merger or of imposing additional costs or limitations on the combined company following the Merger. The regulatory approvals may not be received at all, may not be received in a timely fashion, or may contain conditions on the completion of the Merger that are not anticipated or cannot be met. If the consummation of the Merger is delayed, including by a delay in receipt of necessary regulatory approvals, the business, financial condition and results of operations of the Company may also be materially and adversely affected.
Failure to complete the Merger, the termination of the Merger Agreement or a significant delay in the consummation of the Merger could negatively impact the Company.
The Merger Agreement is subject to a number of conditions which must be fulfilled to complete the Merger. In addition, if the Merger is not completed by January 31, 2027 either Columbia Financial or the Company may choose to terminate the Merger Agreement at any time after that date, provided that the failure to complete the Merger on or before that date is not due to the failure of the party seeking to terminate the Merger Agreement to perform or observe the covenants and agreements of such party under the Merger Agreement. If the Merger is not consummated, the ongoing business, financial condition and results of operations of the Company may be materially adversely affected and the market price of the Company’s common stock may decline significantly, particularly to the extent that the current market price reflects the assumption that the Merger will be consummated.
In addition, the Company has incurred and will further incur substantial expenses in connection with the completion of the Merger. If the Merger is not completed, the Company would have to recognize these expenses without realizing the expected benefits of the Merger. Any of the foregoing, or other risks arising in connection with the failure of or delay in consummating the Merger, could have a material adverse effect on the Company’s business, financial condition and results of operations. If the Merger Agreement is terminated and the Company’s board of directors seeks another Merger or business combination, the Company’s stockholders cannot be certain that the Company will be able to find a party willing to engage in a transaction on more attractive terms than the Merger with Columbia Financial.
The Company will be subject to business uncertainties and contractual restrictions while the Merger is pending.
Uncertainty about the effect of the Merger on employees, customers and vendors may have an adverse effect on the business, financial condition and results of operations of the Company. These uncertainties may impair the Company’s ability to attract, retain and motivate key personnel and customers pending the consummation of the Merger, as such key personnel and customers may experience uncertainty about their future roles and relationships following the consummation of the Merger. Additionally, these uncertainties could cause customers, vendors and others who deal with the Company to seek to change existing business relationships with the Company or fail to extend an existing relationship with the Company. In addition, competitors may target the Company’s existing customers by highlighting potential uncertainties and integration difficulties that may result from the Merger.

The pursuit of the Merger and the preparation for the integration may place a burden on the Company’s management and internal resources. Any significant diversion of management attention away from ongoing business concerns and any difficulties encountered in the transition and integration process could have a material adverse effect on the Company’s business, financial condition and results of operations. In addition, the Merger Agreement restricts each party from taking certain actions without the other party’s consent while the Merger is pending. These restrictions could have a material adverse effect on the Company’s business, financial condition and results of operations.
The Merger Agreement contains provisions that may discourage other companies from pursuing, announcing or submitting a business combination proposal to the Company that might result in greater value to the Company’s stockholders.
The Merger Agreement contains provisions that may discourage a third party from pursuing, announcing or submitting a business combination proposal to the Company that might result in greater value to the Company’s stockholders than the Merger with Columbia Financial. These provisions include a general prohibition on the Company from soliciting, or, subject to certain exceptions, entering into discussions with any third party regarding any acquisition proposal or offers for competing transactions. Furthermore, if the Merger Agreement is terminated, under certain circumstances, the Company may be required to pay Columbia Financial a termination fee of approximately $23.7 million.
Litigation against the Company or Columbia Financial, or the members of the Company’s or Columbia Financial’s board of directors, could prevent or delay the completion of the Merger.
Purported stockholder plaintiffs may assert legal claims related to the Merger. The results of any such potential legal proceeding would be difficult to predict and such legal proceedings could delay or prevent the Merger from being completed in a timely manner. Moreover, any litigation could be time consuming and expensive, and could divert attention of the Company’s and Columbia Financial's respective management teams away from their companies’ regular business. Any lawsuit adversely resolved against the Company, Columbia Financial or members of their respective boards of directors, could have a material adverse effect on each party’s business, financial condition and results of operations.
Risks Related to Our Lending Activities
The level of our commercial real estate loan portfolio subjects us to additional regulatory scrutiny.
The OCC and the other federal bank regulatory agencies have promulgated joint guidance on sound risk management practices for financial institutions with concentrations in commercial real estate lending. Under the guidance, a financial institution that, like us, is actively involved in commercial real estate lending should perform a risk assessment to identify concentrations. A financial institution may have a concentration in commercial real estate lending if, among other factors, (i) total reported loans for construction, land acquisition and development, and other land represent 100% or more of total capital and the outstanding balance of a financial institution's commercial real estate loan portfolio has increased 50% or more during the prior 36 months, or (ii) total reported loans secured by multifamily and non-farm residential properties, loans for construction, land acquisition and development and other land, and loans otherwise sensitive to the general commercial real estate market, including loans to commercial real estate related entities, represent 300% or more of total capital.
Based on these factors we have a concentration in multifamily and commercial real estate lending, as such loans represented approximately 380.2% of Northfield Bank's capital as of December 31, 2025. The particular focus of the guidance is on exposure to commercial real estate loans that are dependent on the cash flow from the real estate held as collateral and that are likely to be at greater risk to conditions in the commercial real estate market (as opposed to real estate collateral held as a secondary source of repayment or as an abundance of caution). The guidance guides banks in developing risk management practices and capital levels commensurate with the level and nature of real estate concentrations. The guidance states that management should employ heightened risk management practices including board and management oversight and strategic planning, development of underwriting standards, risk assessment, and monitoring through market analysis and stress testing. While we believe we have implemented policies and procedures with respect to our commercial real estate loan portfolio consistent with this guidance, bank regulators could require us to implement additional policies and procedures consistent with their interpretation of the guidance that may result in additional costs to us or that may result in a curtailment of our multifamily and commercial real estate lending and/or the requirement that we maintain higher levels of regulatory capital, either of which would adversely affect our loan originations and profitability.

Our concentration in multifamily loans and commercial real estate loans could expose us to increased lending risks and related credit losses.
Our business strategy historically was to originate multifamily loans and, to a lesser extent, other commercial real estate loans, although more recently it is to originate commercial and industrial and owner-occupied commercial real estate loans, and, to a lesser extent, multifamily loans, other commercial real estate loans, one-to-four family residential loans (non-owner occupied investment properties), construction and land loans, and home equity loans and lines of credit. At December 31, 2025, $3.27 billion, or 84.9%, of our loan portfolio held-for-investment, net, consisted of multifamily and other commercial real estate loans.
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
In 2019, the New York State legislature passed the Housing Stability and Tenant Protection Act of 2019, impacting about one million rent regulated apartment units. Among other things, the legislation: (i) curtails rent increases from material capital improvements and individual apartment improvements; (ii) all but eliminates the ability for apartments to exit rent regulation; (iii) does away with vacancy decontrol and high-income deregulation; and (iv) repealed the 20% vacancy bonus. This legislation generally limits a landlord’s ability to increase rents on rent-regulated apartments and makes it more difficult to convert rent regulated apartments to market rate apartments. For example, the New York City Rent Guidelines Board established that on certain apartments, for a one-year lease beginning on or after September 30, 2024, the maximum rent increase is 3.0%, even though the overall inflation rate increased at a higher rate. Further restrictions on rent-regulated properties may be enacted or existing restrictions strengthened as a result of the recent New York City mayoral elections. As a result, the value of the collateral located in New York State securing our multifamily loans or the future net operating income of such properties could potentially become impaired. At December 31, 2025, the Company had approximately $418.8 million of New York multifamily loans, or 10.9% of our total loan portfolio, that have some form of rent stabilization or rent control.
Our concentration of loans in certain industries could have adverse effects on credit quality.
As of December 31, 2025, the Bank's loan portfolio included (i) lessors of office buildings of $174.7 million, or 19.2%, of commercial real estate loans; and (ii) borrowers in the retail industry of $137.2 million, or 15.1%, of commercial real estate loans. A deterioration within these industries, particularly those that have been adversely impacted by remote work arrangements, could affect the ability of borrowers, guarantors and related parties to perform in accordance with the terms of their loans, which could have material and adverse consequences on our financial condition and results of operations.
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
The monetary policies and regulations of the government, including the FRB, have had a significant effect on the overall economy and the operating results of financial institutions in the past and are expected to continue to do so in the future. Changes in policies and regulations generally are beyond our control, and we are unable to predict what changes may occur or the manner in which any future changes may affect our business, financial condition and results of operations.

We are required to maintain a significant percentage of our total assets in residential mortgage loans and investments secured by residential mortgage loans, which restricts our ability to diversify our loan portfolio.
A federal savings bank differs from a commercial bank in that it is required to maintain at least 65% of its total assets in “qualified thrift investments,” which generally includes loans and investments for the purchase, refinance, construction, improvement, or repair of residential real estate, as well as home equity loans, education loans and small business loans. To maintain our federal savings bank charter, we have to be a “qualified thrift lender” or “QTL” in nine out of each 12 immediately preceding months. The QTL requirement limits the extent to which we can grow our commercial loan portfolio, and failing the QTL test can result in an enforcement action. However, a loan that does not exceed $2 million (including a group of loans to one borrower) that is for commercial, corporate, business, or agricultural purposes is included in our qualified thrift investments. As of December 31, 2025, we maintained 78.0% of our portfolio assets in qualified thrift investments. Because of the QTL requirement, we may be limited in our ability to change our asset mix and increase the yield on our earning assets by growing our commercial loan portfolio.
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
•low cost or non-interest-bearing deposits may decrease;
•inflation may accelerate, which may increase our operating costs and also may increase real estate costs and lower customer buying power, thereby reducing loan demand;
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
The significant and rapidly evolving changes to the size, structure, powers and operations of the federal government, changes to U.S. economic policies, and uncertainties regarding the potential for these changes may cause economic disruptions that could, in turn, adversely impact our business, results of operations and financial condition.
The current U.S. administration has implemented significant changes in federal priorities and has taken steps to change the operations, structure, and policy focus of various federal agencies, as well as regulatory priorities, policy approaches and interpretations of existing laws by those federal agencies. For example, recent executive actions and proposed legislation has changed agency mandates, modified or reduced federal program funding, altered regulatory frameworks, or adjusted the size and composition of the federal workforce. Moreover, leadership transitions at key federal agencies have impacted or may impact rulemaking, supervision, enforcement, and examination priorities across the financial regulatory landscape. These developments in the federal government may have varying effects on the banking and financial services industry that are difficult to predict, which makes it difficult for us to anticipate and mitigate attendant risks. Compliance with changing federal and regulatory priorities could, among other things, increase the costs of operating our business, reduce the demand for our products and services, impact our ability to achieve our business goals, and increase our legal, operational and reputational risks, any or all of which could materially adversely affect our results of operations.
The current U.S. administration also has implemented rapid shifts in macroeconomic policies, such as those relating to trade restrictions and tariffs, which have created significant uncertainties regarding U.S. economic growth, the potential for recession, and concerns over an increase in inflation. Slow economic growth, economic contraction or recession, or shifts in broader consumer and business trends would significantly impact our ability to originate loans, the ability of borrowers to repay loans, and the value of the collateral securing loans.
Other political and economic events within the United States, including a divided domestic political environment, changes in or disagreements over U.S. monetary policy and actions of the Federal Reserve System, disagreements over long-term federal budget and deficit reduction plans, disagreements over, or threats not to increase, the U.S. government’s borrowing limit (or “debt ceiling”), and risk of downgrade of the ratings of U.S. government debt obligations, also may negatively impact financial markets and the U.S. economy.
Regional business and economic conditions are a major driver of our results of operations. Difficult conditions in the regional business and economic environment, including those caused by the lack of stability and predictability of U.S. policymaking, may materially adversely affect our operating expenses, the quality of our assets, credit losses, and the demand for our products and services.
Inflation can have an adverse impact on our business and on our customers.
Inflation risk is the risk that the value of assets or income from investments will be worth less in the future as inflation decreases the value of money. As inflation increases, potentially causing market interest rates to rise, the value of our investment securities, particularly those with longer maturities, decrease although this effect can be less pronounced for floating rate instruments. In addition, inflation generally increases the cost of goods and services we use in our business operations, such as electricity and other utilities, which increases our non-interest expenses. Furthermore, our customers are also affected by inflation and the rising costs of goods and services used in their households and businesses, which could have a negative impact on their ability to repay their loans with us. Sustained higher interest rates by the FRB to tame persistent inflationary price pressures could also push down asset prices and weaken economic activity. Interest rates are highly sensitive to many factors that are beyond our control, including global, domestic and local economic conditions and the policies of various governmental and regulatory agencies and, specifically, the FRB. A deterioration in economic conditions in the United States and our markets could result in an increase in loan delinquencies and non-performing assets, decreases in loan collateral values and a decrease in demand for our products and services, all of which, in turn, would adversely affect our business, financial condition and results of operations.

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
As a result of any uncertain political, credit and financial market conditions, including the potential consequences of the federal government defaulting on its obligations for a period of time due to federal debt ceiling limitations or other unresolved political issues, investments in financial instruments issued or guaranteed by the federal government pose credit default and liquidity risks. Given that future deterioration in the U.S. credit and financial markets is a possibility, losses or significant deterioration in the fair value of our U.S. government issued or guaranteed investments may occur. At December 31, 2025, we had approximately $558,000, $32.2 million and $1.38 billion invested in U.S. Government agency securities, corporate bonds and residential mortgage-backed securities issued or guaranteed by government-sponsored enterprises, respectively. Downgrades to the U.S. credit rating could affect the stability of securities issued or guaranteed by the federal government and the valuation or liquidity of our portfolio of such investment securities, and could result in our counterparties requiring additional collateral for our borrowings. Further, unless and until U.S. political, credit and financial market conditions have been sufficiently resolved or stabilized, it may increase our future borrowing costs.
Risks Related to Competitive Matters
Competition within our market areas may limit our growth and profitability.
We face intense competition in making loans and attracting deposits. Price competition from other financial institutions, credit unions, money market and mutual funds, insurance companies, and other non-traditional competitors such as financial technology companies, for loans and deposits sometimes results in us charging lower interest rates on our loans and paying higher interest rates on our deposits, which may reduce our net interest income. Competition also makes it more difficult and costly to attract and retain qualified employees. Many of the institutions with which we compete have substantially greater resources and lending limits than we have and may offer services that we do not provide. For example, the Guiding and Establishing National Innovation for U.S. Stablecoins Act of 2025 (GENIUS Act) provides a legal framework for stablecoins to be issued in the United States, which may allow new and existing competitors to compete for funds that may have otherwise been deposited with banks, such as Northfield Bank. Our competitors also may price and structure loan and deposit products aggressively when they enter into new lines of business or new market areas. We expect competition to increase in the future as a result of legislative, regulatory, and technological changes and the continuing trend of consolidation in the financial services industry. If we are not able to compete effectively in our market area, our profitability may be negatively affected. The greater resources and broader offering of deposit and loan products of some of our competitors may also limit our ability to increase our interest-earning assets.
The grant of bank charters and special purpose fintech charters by the Office of the Comptroller of the Currency to fintech companies could present financial risk and market risk to us generally and the payments processing business specifically.

In 2018, the Office of the Comptroller of the Currency announced that it would begin to accept and evaluate charters for entities that wanted to conduct certain components of a banking business pursuant to a federal charter, known as a special purpose national bank charter. Intended to promote economic opportunity and spur financial innovation, an institution with a special purpose national bank charter may engage in paying checks, lending money and taking deposits. The Office of the Comptroller of the Currency has granted national bank charters to companies that were previously non-bank fintech companies. If, in the future, the Office of the Comptroller of the Currency determines to grant any special purpose national bank charter applications or continues to grant bank charters to fintech applicants, recipients of such charters may enter the U.S. payments market and other business activities that we conduct, which could increase the competition we face and have a material adverse effect on us. This could result in lower fee income, and loss of deposits, related to our payments processing business.

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
At December 31, 2025, our simulation model indicated that our net portfolio value (the net present value of our interest-earning assets and interest-bearing liabilities) would increase by 0.98% if there was an instantaneous parallel 200 basis point decrease in market interest rates and would decrease by 7.32% if there was an instantaneous parallel 200 basis point increase in market interest rates. Although interest rate risk calculations provide an indication of our interest rate risk exposure at a particular point in time, such measurements are not intended to and do not provide a precise forecast of the effect of changes in market interest rates on our net portfolio value or net interest income and likely will differ from actual results.
Risks Related to Operational Matters
Our funding sources may prove insufficient to replace deposits at maturity and support our future growth. A lack of liquidity could adversely affect our financial condition and results of operations and result in regulatory limits being placed on us.
We maintain sufficient funds to respond to the needs of depositors and borrowers. Deposits have traditionally been our primary source of funds for use in lending and investment activities. We also receive funds from loan repayments, investment security maturities and income on other interest-earning assets. While we emphasize the generation of low-cost stable core deposits as a source of funding, there is strong competition for such deposits in our market area. Additionally, deposit balances can decrease if customers identify alternative investments opportunities. Accordingly, as a part of our liquidity management, we may use a number of funding sources in addition to deposits and repayments and maturities of loans and investments. As we continue to grow, we are likely to become more dependent on these sources, which may include FHLB advances, federal funds purchased and brokered deposits. Adverse operating results or changes in industry conditions could lead to difficulty or an inability to access these additional funding sources.
Our financial flexibility will be severely constrained if we are unable to maintain our access to funding or if adequate financing is not available to accommodate future growth at acceptable interest rates. Further, if we are required to rely more heavily on more expensive funding sources to support liquidity and future growth, our revenues may not increase proportionately to cover our increased costs. In this case, our operating margins and profitability would be adversely affected. Alternatively, we may need to sell a portion of our investment and/or loan portfolio to raise funds, which, depending upon market conditions, could result in us realizing a loss on the sale of such assets. As of December 31, 2025, we had a net unrealized loss of $14.8 million on our debt securities available-for-sale portfolio as a result of the previously rising interest rate environment. Our investment securities totaled $1.44 billion, or 25.0%, of total assets, at December 31, 2025.

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
Our performance largely depends on the talents and efforts of highly skilled individuals. We rely on key personnel to manage and operate our business, including major revenue generating functions such as loan and deposit generation. The loss of key staff may adversely affect our ability to maintain and manage these functions effectively, which could negatively affect our revenues. In addition, competition for senior executives and skilled personnel in the financial services and banking industry is significant, which means the loss of key personnel could result in increased recruiting and hiring expenses, which could cause a decrease in our net income. Our continued ability to compete effectively depends on our ability to attract new employees and to retain and motivate our existing employees.
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
We operate in diverse markets and rely on the ability of our employees and systems to process a high number of transactions over short periods of time. Operational risk is the risk of loss resulting from our operations, including but not limited to, the risk of fraud by employees or persons outside our company, the execution of unauthorized transactions by employees, errors relating to transaction processing and technology, breaches of the internal control system and compliance requirements, and business continuation and disaster recovery. Our loans to businesses and individuals and our deposit relationships and related transactions are subject to exposure to the risk of loss due to fraud and other financial crimes. Fraudulent activity may take many forms, including loan fraud, check fraud (counterfeit, forgery, etc.), electronic fraud, wire fraud, phishing, social engineering and other dishonest acts. In addition, employee errors and employee and customer misconduct could subject us to financial losses or regulatory sanctions and seriously harm our reputation. Insurance coverage may not be available for such losses, or where available, such losses may exceed insurance limits. This risk of loss also includes the potential legal actions that could arise as a result of an operational deficiency or as a result of noncompliance with applicable regulatory standards, adverse business decisions or their implementation, and customer attrition due to potential negative publicity. In the event of a breakdown in the internal control system, improper operation of systems or improper employee actions, we could suffer financial loss, face regulatory action, and suffer damage to our reputation.
We face funds transfer and payments-related risks.
As a financial institution, we bear funds transfer risks of different types, which result from large transaction volumes and large dollar amounts of incoming and outgoing money transfers. Loss exposure may result if money is transferred before it is received, or legal rights to reclaim monies transferred are asserted, including payments made to merchants for payment clearing, while customers have statutory periods to reverse their payments. Exposure also results from payments made prior to receipt of offsetting funds, as accommodations to customers. We are subject to settlement risks as our transfers may be larger than typical financial institutions of our size. Transfers could also be made in error or as a result of fraud. Additionally, as with other financial institutions, we may incur legal liability or reputational risk, if we unknowingly process payments for companies in violation of money laundering laws or other regulations or immoral activities.

The potential for fraud in the card payment industry is significant and could adversely affect our business and results of operations.
Issuers of debit cards and other companies have suffered significant losses in recent years with respect to the theft of cardholder data that has been illegally exploited for personal gain. The theft of such information is regularly reported and affects individuals and businesses. Losses from various types of fraud have been substantial for certain card industry participants. We also rely upon third parties for transaction processing services, which subjects us and our customers to risks related to the vulnerabilities of those third parties. We, in many cases, have indemnification agreements with third parties; however, these agreements may not fully cover losses. Fraudulent activity could also result in the imposition of regulatory sanctions, including significant monetary fines, which could adversely affect our business, results of operations and financial condition. Although fraud has not had a material impact on our profitability, it is possible that such activity could adversely impact profitability in the future.
Fraud by merchants or others could have a material adverse effect on our business and financial condition.
We may be liable for fraudulent transactions initiated by merchants or others. Examples of fraud include when a merchant or other party knowingly uses a stolen or counterfeit card to make a transaction, or if a merchant intentionally fails to deliver the merchandise or services sold in an otherwise valid transaction. Criminals are using increasingly sophisticated methods to engage in illegal activities such as counterfeiting and fraud. It is possible that incidents of fraud could increase in the future. Failure to effectively manage risk and prevent fraud would increase our chargeback liability or other liability. Increases in chargebacks or other liability could have a material adverse effect on our business, financial condition, and results of operations.
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
The Board of Directors established a Compliance and Information Technology (“CIT”) Committee with specific responsibilities for overseeing cybersecurity threats, among other things. Our Chief Information Security Officer provides the CIT Committee with periodic reports on our cybersecurity risks and any material cybersecurity incidents. The CIT Committee retains an independent external cybersecurity consultant who regularly attends CIT Committee meetings and reports directly to the CIT Committee Chair. In addition, Northfield Bank maintains an Information and Cybersecurity Program under the leadership of the Chief Risk Officer, the Chief Information Officer, and the Chief Information Security Officer, with Board of Directors oversight for identifying and mitigating information security risks. For this oversight of cybersecurity, our Board of Directors, through the CIT Committee, work with the Chief Risk Officer, the Chief Information Officer, and the Chief Information Security Officer, as well as the independent external cybersecurity consultant.
Integration of artificial intelligence (AI) and machine learning (ML) technologies expose us to various risks, including operational, data, regulatory, and reputational risks, which could materially affect our business and financial results.
•Operational and Model Risk: Our AI/ML models, used for fraud detection and customer service rely on complex algorithms and vast datasets. Errors, biases, or "hallucinations" (generating false information) in these models, or unexpected system failures, could lead to flawed decisions, financial losses, compliance failures, or degraded customer experiences, impacting profitability and client retention.
•Data Security and Privacy: AI systems process sensitive customer data. Security breaches or unauthorized access to these systems could result in data theft, loss of intellectual property, and significant penalties, damaging customer trust.
•Regulatory & Compliance Risk: The regulatory landscape for AI is rapidly evolving. New laws and guidance could impose costly compliance burdens, restrict AI use, or introduce liabilities, particularly concerning algorithmic bias and fair lending practices (e.g., “digital redlining”), potentially increasing operational costs and limiting service offerings.

•Third Party Risk: We depend on third-parties who use AI, creating dependency risks and potential issues with data handling, model reliability, and licensing, all of which could disrupt operations.
•Reputational and Ethical Risk: Misuse of AI, biased outcomes, or privacy violations can harm our brand, erode customer confidence, and attract negative public attention, potentially affecting demand for our services.
If we cannot effectively manage these challenges, including adapting to rapid technological change and ensuring responsible AI governance, our reputation, competitive position, and financial performance could be significantly harmed.
The soundness of other financial institutions could adversely affect us
Our ability to engage in routine funding transactions could be adversely affected by the actions and commercial soundness of other financial institutions. Financial services institutions are interrelated as a result of trading, clearing, counterparty and other relationships. We have exposure to many different counterparties, and we routinely execute transactions with counterparties in the financial industry, including brokers and dealers, other commercial banks, investment banks, mutual and hedge funds, and other financial institutions. As a result, defaults by, or even rumors or questions about, one or more financial services institutions, or the financial services industry generally could lead to market-wide liquidity problems and losses or defaults by us or by other institutions and organizations. Furthermore, as we and other community banking organizations experienced in 2023, the failure of other financial institutions may cause deposit outflows as clients spread deposits among several different banks so as to maximize their amount of FDIC insurance, move deposits to banks deemed “too big to fail” or remove deposits from the banking system entirely. Many of these transactions expose us to credit risk in the event of default of our counterparty or client. In addition, our credit risk may be exacerbated when the collateral held by us cannot be liquidated or is liquidated at prices not sufficient to recover the full amount of the financial instrument exposure due to us. Any such losses could materially and adversely affect our results of operations.
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
As of December 31, 2025, municipal deposits, which are secured by the Bank's investment securities or letters of credit issued by the FHLBNY, totaled $988.3 million, or 24.6% of total deposits. Municipal deposits may be more volatile than other deposits and generally are larger than our retail or business deposits. If a significant amount of these deposits were withdrawn within a short period of time, it could have a negative impact on our short-term liquidity or if the cost to replace such funds was more expensive, it could have an adverse impact on our earnings.

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
We may be adversely affected by changes in tax laws.
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
ITEM 1C.    CYBERSECURITY
Cybersecurity Risk Management and Strategy
Our cybersecurity risk management program is aligned with the Company’s business strategy and is integrated into the Company's Enterprise Risk Management ("ERM") framework. The program is designed to identify, assess, manage, and monitor risks to the confidentiality, integrity, and availability of the Company's identified critical systems and information. The program leverages common methodologies, reporting channels and governance processes used across other enterprise risk areas, including third-party relationships, legal, compliance, strategic, operational, and financial risks.
Key elements of the Company's enterprise cybersecurity risk management program include:
•implementation of policies and procedures addressing areas including, but not limited to, Information Security, Business Continuity, Disaster Recovery, Privacy, Third-Party Relationship Risk Management, Enterprise-Risk

Management, and Incident Response, which are periodically reviewed and updated in response to evolving threats and regulatory requirements;
•cybersecurity risk assessments designed to help identify material cybersecurity risks to our identified critical systems, data, products, services, and our broader information technology environment, with identified risks prioritized based on potential impact and likelihood and escalated through established ERM governance processes;
•an independent second-line risk management function, the Information Security Department, which is primarily responsible for managing our cybersecurity risk assessment processes, coordinating execution of the incident response plan, and monitoring the performance and operations of security controls;
•the use of external service providers, where appropriate, to assess, test and enhance our security controls, including penetration testing, employee training, and table top exercises;
•Company-wide employee training and awareness program that includes periodic security assessments to test knowledge and reinforce adherence to security processes and controls, including simulated phishing exercises;
•membership in the Financial Services Information Sharing and Analysis Center (FS-ISAC) and annual participation in the Cyber Attacks against Payment Systems (CAPS) exercises;
•periodic reporting of cybersecurity metrics and threat intelligence to both the Management Risk and CIT Committees;
•a cybersecurity incident response plan that includes procedures for the detection, containment, remediation, recovery, and post-incident review of cybersecurity incidents, coordinated with legal, compliance, and applicable regulatory requirements; and
•a third-party relationships risk management process that evaluates, monitors, reports on, and mitigates cybersecurity risks associated with service providers, suppliers, and vendors throughout the vendor lifecycle, including onboarding, ongoing monitoring, and termination.
The Board of Directors, through its CIT Committee, provides oversight of the Company’s cybersecurity risk management program, including review of material cybersecurity risks, incidents, and management’s mitigation activities.
Cybersecurity risks and incidents are evaluated through the Company’s disclosure controls and procedures to determine whether public disclosure is required.
Based on management's current assessment, risks from cybersecurity threats, including any previous cybersecurity events, have not materially affected and are not reasonably likely to materially affect the Company's business strategy, results of operations, or financial condition. Any expenses incurred from cybersecurity incidents to date have been immaterial. While the Company has not experienced material cybersecurity incidents to date, the cybersecurity threat landscape continues to evolve, and risks may increase due to factors such as heightened fraud activity, increased reliance on third-party technology providers, and broader systemic or geopolitical events.
For a discussion of whether and how any risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, have materially affected or are reasonably likely to materially affect the Company, including its business strategy, results of operations, or financial condition, refer to Item 1A. Risk Factors – “Risks Related to Operational Matters.”
Cybersecurity Governance
The Board of Directors has established the CIT Committee with specific responsibilities for overseeing the Company's cybersecurity risk management program, among other things. The Chief Information Security Officer (“CISO”) provides the CIT Committee with periodic reports regarding cybersecurity risks, threats activity, and any cybersecurity incidents determined to be material.
The CIT Committee also retains an independent external cybersecurity consultant who, at the Committee's request, periodically attends the CIT Committee meetings and provides independent perspectives directly to the Committee Chair. The external cyber-security consultant also provides periodic cybersecurity education and training to the CIT Committee and the full Board of Directors.
The Company maintains an Information and Cybersecurity Program led by our Chief Risk Officer (“CRO”), Chief Information Officer (“CIO”), and CISO. The program is designed to identify and mitigate information security risks and to provide, timely Board oversight. The CRO briefs the Board of Directors on cybersecurity and information security matters during regular Board meetings to ensure alignment with the Company's risk profile and ERM framework.

The Information Security Department is primarily responsible for identifying, assessing, and managing material cybersecurity risks and overseeing cybersecurity risks associated with third-party relationships. The department is led by the CISO, who has cybersecurity experience, training, and professional certifications. The CISO and our CIO, along with members of their teams, regularly engage with peer institutions, industry groups, and public- and private-sector partners to discuss cybersecurity trends, emerging threats, and industry practices. The cybersecurity risk management program is periodically reviewed and updated in response to evolving threats and conditions.
The internal audit function, led by our Chief Internal Auditor, provides independent assurance over cybersecurity-related processes, controls, and risk management practices to assess whether they are appropriately designed and operating effectively.
The Information Security Department monitors the prevention, detection, mitigation, and remediation of cybersecurity risks and incidents through various means, including briefings with internal security personnel, threat intelligence obtained from governmental, public or private sources, information provided by external consultants, and alerts and reports generated by security tools deployed within the Company's information technology environment.
Management has authority to escalate significant cybersecurity risks or incidents to the CIT Committee or the full Board of Directors between scheduled meetings, as appropriate.
ITEM 2.    PROPERTIES
The Company operates from its corporate offices located at 581 Main Street, Woodbridge, New Jersey, its home office located at a branch in Staten Island, New York, and its additional 36 branch offices located in New York and New Jersey. The branch offices are located in the New York counties of Richmond (“Staten Island”) and Kings (“Brooklyn”) and the New Jersey counties of Hunterdon, Mercer, Middlesex, and Union. The net book value of our premises, land, and equipment was $19.9 million at December 31, 2025.
ITEM 3.    LEGAL PROCEEDINGS
In the normal course of business, we may be party to various outstanding legal proceedings and claims. In the opinion of management, our consolidated financial statements are not likely to be materially affected by the outcome of such legal proceedings and claims as of December 31, 2025.
ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES
Our shares of common stock are traded on the NASDAQ Global Select Market under the symbol “NFBK.”  The approximate number of holders of record of Northfield Bancorp’s common stock as of February 27, 2026, was 3,361. Certain shares of Northfield Bancorp are held in “nominee” or “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number.
Stock Performance Graph
Set forth below is a stock performance graph comparing (a) the cumulative total return on the Northfield Bancorp’s common stock for the period December 31, 2020, through December 31, 2025, (b) the cumulative total return of the stocks included in the NASDAQ Composite Index over such period, (c) the cumulative total return on stocks included in the S&P U.S. SmallCap Banks Index over such period and, (d) the cumulative total return on stocks included in the KBW NASDAQ Bank Index over such period. Cumulative return assumes the reinvestment of dividends, and is expressed in dollars based on an assumed investment of $100.

5 Year Total Return Performance

250
200
150
100
50
Index Value
12/31/20
12/31/21
12/31/22
12/31/23
12/31/24
12/31/25
Northfield Bancorp, Inc.
NASDAQ Composite Index
S&P U.S. SmallCap Banks Index
KBW NASDAQ Bank Index

	As of
Index	12/31/2020	12/31/2021	12/31/2022	12/31/2023	12/31/2024	12/31/2025
Northfield Bancorp, Inc.	100.00	135.17	136.34	114.29	110.82	114.32
NASDAQ Composite Index	100.00	122.18	82.43	119.22	154.48	187.14
S&P U.S. SmallCap Bank Index	100.00	139.21	122.74	123.35	145.82	160.37
KBW NASDAQ Bank Index	100.00	138.33	108.73	107.76	147.85	196.00

Source: S&P Global Market Intelligence, a division of S&P Global Inc.

Issuer Purchases of Equity Securities
On November 7, 2023, the Board of Directors of the Company approved a $7.5 million stock repurchase program which was completed in January 2024. On April 24, 2024, the Board of Directors of the Company approved a $5.0 million stock repurchase program which was completed in May 2024. On June 14, 2024, the Board of Directors of the Company approved a $10.0 million stock repurchase program which was completed in August 2024. On February 26, 2025, the Board of Directors of the Company approved a $5.0 million stock repurchase program which was completed in March 2025. On April 23, 2025, the Board of Directors of the Company approved a $10.0 million stock repurchase program which was completed in June 2025.
During the years ended December 31, 2025 and 2024, the Company repurchased 1,302,619 shares of its common stock outstanding at an average price of $11.61 per share for a total cost of $15.1 million, and 1,802,072 shares of its common stock outstanding at an average price of $10.24 per share for a total cost of $18.4 million, respectively, pursuant to the approved stock repurchase plans.
At December 31, 2025, the Company had no outstanding repurchase programs. The Company did not repurchase any shares of its common stock during the three months ended December 31, 2025.

PART II

ITEM 6.    [RESERVED]

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with the consolidated financial statements of Northfield Bancorp and the Notes thereto included elsewhere in this report (collectively, the “financial statements”).
Overview
Net income was $796,000, or $0.02 per diluted common share, and $29.9 million, or $0.72 per diluted common share, for the years ended December 31, 2025 and December 31, 2024, respectively. Significant variances from the prior year are as follows: a $22.9 million increase in net interest income, a $3.1 million increase in the provision for credit losses on loans, a $43.3 million increase in non-interest expense, which includes a $41.0 million, or $1.03 per share, non-cash, non-tax deductible goodwill impairment charge, and a $5.7 million increase in income tax expense. Net income for the year ended December 31, 2025 included additional tax expense of $580,000, or $0.01 per share, related to options that expired in May 2025. Net income for the year ended December 31, 2024 included a $3.4 million, or $0.06 per share, gain on the sale of property, additional tax expense of $795,000, or $0.02 per share, related to options that expired in June 2024, and severance expense of $683,000, or $0.01 per share, related to employee severance.
Assets increased by $87.6 million, or 1.5%, to $5.75 billion at December 31, 2025 compared to $5.67 billion at December 31, 2024. The increase was primarily due to an increase in available-for-sale debt securities of $311.6 million, or 28.3%, partially offset by decreases in loans receivable of $170.3 million, or 4.2%, goodwill of $41.0 million, or 100%, and other assets of $13.8 million, or 29.4%.
Liabilities increased by $102.3 million, or 2.1%, to $5.06 billion at December 31, 2025, from $4.96 billion at December 31, 2024, as the decrease in total deposits of $122.7 million (primarily due to a decrease in brokered deposits, which decreased by $222.9 million, or 84.6%, to $40.5 million at December 31, 2025, from $263.4 million at December 31, 2024) was more than offset by an increase in borrowings of $234.0 million.
Stockholders’ equity decreased by $14.6 million to $690.1 million at December 31, 2025, from $704.7 at December 31, 2024. The decrease was attributable to $15.0 million in stock repurchases and $21.2 million in dividend payments, partially offset by a $16.1 million decrease in accumulated other comprehensive loss associated with an increase in the estimated fair value of our debt securities available-for-sale portfolio, a $4.7 million increase in equity award activity, and net income of $796,000 for the year ended December 31, 2025.

Selected Financial Data
The summary information presented below at the dates or for each of the years presented is derived in part from our consolidated financial statements. The following information is only a summary, and should be read in conjunction with our consolidated financial statements and notes included in this Annual Report on Form 10-K.

	At December 31,
	2025	2024	2023
	(Dollars in thousands)
Selected Financial Condition Data:
Total assets	$5,754,010	$5,666,378	$5,598,396
Cash and cash equivalents	163,951	167,744	229,506
Trading securities	15,215	13,884	12,549
Debt securities available-for-sale, at estimated fair value	1,412,419	1,100,817	795,464
Debt securities held-to-maturity, at amortized cost	8,339	9,303	9,866
Equity securities	5,000	14,261	10,629
Loans held-for-sale	—	4,897	—
Loans held-for-investment, net	3,856,773	4,022,224	4,203,654
Allowance for credit losses	(38,144)	(35,183)	(37,535)
Net loans held-for-investment	3,818,629	3,987,041	4,166,119
Bank-owned life insurance	182,828	175,759	171,543
FHLBNY stock, at cost	46,568	35,894	39,667
Operating lease right-of-use assets	25,789	27,771	30,202
Goodwill	—	41,012	41,012
Total liabilities	5,063,951	4,961,682	4,898,951
Deposits	4,015,809	4,138,477	3,878,435
Borrowed funds	900,216	666,402	859,272
Subordinated debentures, net of issuance costs	61,665	61,442	61,219
Operating lease liabilities	29,643	32,209	35,205
Total stockholders’ equity	$690,059	$704,696	$699,445

	Years Ended December 31,
	2025	2024	2023
	(Dollars in thousands, except share data)
Selected Operating Data:
Interest income	$249,096	$237,908	$208,795
Interest expense	111,730	123,423	84,128
Net interest income before provision for credit losses	137,366	114,485	124,667
Provision for credit losses	7,402	4,281	1,353
Net interest income after provision for credit losses	129,964	110,204	123,314
Non-interest income	16,950	16,822	11,896
Non-interest expense	129,863	86,525	83,450
Income before income taxes	17,051	40,501	51,760
Income tax expense	16,255	10,556	14,091
Net income	$796	$29,945	$37,669
Net income per common share - basic	$0.02	$0.72	$0.86
Net income per common share - diluted	$0.02	$0.72	$0.86
Weighted average basic shares outstanding	40,116,839	41,567,370	43,560,844
Weighted average diluted shares outstanding	40,173,403	41,628,660	43,638,616

	At or For the Years Ended December 31,
	2025	2024	2023
Selected Financial Ratios and Other Data:
Performance Ratios:
Return on assets (ratio of net income to average total assets)(1) (2) (3)	0.01%	0.52%	0.68%
Return on equity (ratio of net income to average equity)(1) (2) (3)	0.11	4.30	5.45
Interest rate spread(4)	1.92	1.45	1.82
Net interest margin(5)	2.55	2.10	2.35
Dividend payout ratio(6)	NM	72.89	60.51
Efficiency ratio(7) (8)	84.15	65.90	61.11
Non-interest expense to average total assets	2.29	1.51	1.50
Average interest-earning assets to average interest-bearing liabilities	130.14	128.77	133.01
Average equity to average total assets	12.57	12.14	12.44
Asset Quality Ratios:
Non-performing assets to total assets	0.28	0.36	0.20
Non-performing loans to total loans(9) (10)	0.42	0.51	0.27
Allowance for credit losses to total non-performing loans(11)	236.42	227.72	328.30
Allowance for credit losses to total loans held-for-investment, net(12)	0.99	0.87	0.89
Capital Ratio:
Tier 1 capital (to adjusted assets)	12.24	12.11	12.58
Other Data:
Number of full service offices	37	37	39
Full time equivalent employees	372	359	401

(1)	The year ended December 31, 2025, included a $41.0 million non-cash, non-tax deductible goodwill impairment charge and $580,000 additional tax expense related to options that expired in May 2025.
(2)	The year ended December 31, 2024, included a $2.4 million, after tax, gain on the sale of property, $795,000 additional tax expense related to options that expired in June 2024, and $492,000, after tax, of severance costs.
(3)	The year ended December 31, 2023, included $317,000, after tax, of severance costs and $96,000, after tax, of gains on loans sold.
(4)	The interest rate spread represents the difference between the weighted-average yield on interest earning assets and the weighted-average costs of interest-bearing liabilities.
(5)	The net interest margin represents net interest income as a percent of average interest-earning assets for the period.
(6)	Dividend payout ratio is calculated as total dividends declared for the year divided by net income for the year.
(7)	The efficiency ratio represents non-interest expense divided by the sum of net interest income and non-interest income.
(8)	The year ended December 31, 2025, included a $41.0 million non-cash, non-tax deductible goodwill impairment charge. The year ended December 31, 2024, included a $3.4 million, pre-tax, gain on the sale of property, and $683,000, pre-tax, of severance expense. The year ended December 31, 2023, includes $440,000, pre-tax, of severance expense.
(9)	Non-performing loans consist of non-accruing loans and loans 90 days or more past due and still accruing (excluding PCD loans), included in total loans held-for-investment, net, and non-performing loans held-for-sale, included in loans held-for-sale.
(10)	Includes originated loans held-for-investment, PCD loans, acquired loans, and loans held-for-sale.
(11)	Excludes non-performing loans held-for-sale.
(12)	Includes originated loans held-for-investment, PCD loans and acquired loans (and related allowance for credit losses).

Critical Accounting Policies
Critical accounting policies are defined as those that involve significant judgments and uncertainties, and could potentially result in materially different results under different assumptions and conditions. We believe that the most critical accounting policy upon which our financial condition and results of operation depend, and which involves the most complex subjective decisions or assessments, is the following:
Allowance for Credit Losses on Loans. The Company estimates and recognize an allowance for lifetime expected credit losses for loans and other financial assets measured at amortized cost. See Note 1 to the Company's consolidated financial statements for further discussion of the Company's accounting policies and methodologies for establishing the allowance for credit losses. We identified our policy on the allowance for credit losses on loans to be a critical accounting policy because management makes subjective and/or complex judgments about matters that are uncertain and because it is likely that materially different amounts would be reported under different conditions or using different assumptions.
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
Under the CECL methodology, the allowance for credit losses on loans has two components. (1) a collective reserve for estimated expected credit losses for pools of loans that share common risk characteristics and (2) an individual reserve for loans that do not share common risk characteristics with other loans, consisting of all loans designated as TDRs prior to the adoption of ASU 2022-02 and non-accrual loans with an outstanding balance of $500,000 or greater.

Allowance for Collectively Evaluated Loans Held-for-Investment

The Company estimates the collective reserve using a risk rating migration model which calculates the expected life of loan loss percentage for each loan by generating probability of default and loss given default metrics. These metrics are multiplied by the exposure at default, taking into consideration prepayments, to calculate the quantitative component of the collective reserve. The metrics are based on the migration of loans from performing to loss by credit risk rating or delinquency categories using historical life-of-loan analysis periods for each loan portfolio pool, and the severity of loss, based on the aggregate net lifetime losses incurred using the Company's historical loss experience and comparable peer data loss history. The model's expected losses based on loss history are adjusted for qualitative adjustments. Among other things, these adjustments include and account for differences in: (i) changes in lending policies and procedures; (ii) changes in local, regional, national, and international economic and business conditions and developments that affect the collectability of our portfolio, including the condition of various market segments; (iii) changes in the experience, ability and depth of lending management and other relevant staff; (iv) changes in the quality of our loan review system; (v) the existence and effect of any concentrations of credit, and changes in the level of such concentrations; and (vi) the effect of other external factors such as competition and legal and regulatory requirements on the level of estimated credit losses in our existing portfolio.
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
The following table details the five Moody's scenarios utilized in determining the allowance for credit losses on loans at December 31, 2025, and weightings of each scenario:

Model Scenario	Moody's Scenario Description	Weight
S0	Upside - 4th Percentile	4%
S1	Upside - 10th Percentile	10%
S3	Downside - 90th Percentile	10%
S4	Downside - 96th Percentile	4%
Baseline	Baseline Scenario	72%

If we placed 100% weighting on the baseline scenario, the quantitative allowance for credit losses at December 31, 2025 would have been approximately $1.8 million lower. Conversely, if we removed the upside scenarios and reallocated the weights from S0 to S4 and S1 to S3, the allowance for credit losses would have increased approximately $1.9 million. These forecasts revert to our long-term historical average loss rate after a 24-month forecasting period.
Because of the of the high degree of judgment involved in management's estimates of the allowance for credit losses, the subjectivity of assumptions used, and the potential for changes in the forecasted economic environment, there is uncertainty in such estimates. Changes in these estimates could significantly impact the allowance for credit losses on loans.

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
Although we believe we have established and maintain the allowance for credit losses at adequate levels, changes may be necessary if future economic or other conditions differ substantially from our estimation of the current operating environment. Although management uses the information available, the level of the allowance for credit losses remains an estimate that is subject to significant judgment and short-term change. In addition, the OCC, as an integral part of its examination process, will review our allowance for credit losses on loans and may require us to recognize adjustments to the allowance based on their judgments about information available to them at the time of their examination.
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
Comparison of Financial Condition at December 31, 2025 and 2024
Total assets increased by $87.6 million, or 1.5%, to $5.75 billion at December 31, 2025, from $5.67 billion at December 31, 2024. The increase was primarily due to an increase in available-for-sale debt securities of $311.6 million, or 28.3%, partially offset by decreases in loans receivable of $170.3 million, or 4.2%, goodwill of $41.0 million, or 100%, and other assets of $13.8 million, or 29.4%.
Cash and cash equivalents decreased by $3.8 million, or 2.3%, to $164.0 million at December 31, 2025, from $167.7 million at December 31, 2024. Balances fluctuate based on the timing of receipt of security and loan repayments and the redeployment of cash into higher-yielding assets such as loans and securities, deposit inflows and the funding of deposit outflows or borrowing maturities.

The Company’s available-for-sale debt securities portfolio increased by $311.6 million, or 28.3%, to $1.41 billion at December 31, 2025, from $1.10 billion at December 31, 2024. The changes reflect the purchase of higher-yielding mortgage-related securities with excess cash and proceeds from the maturities of other securities and paydown of lower-yielding multifamily loans. At December 31, 2025, $1.38 billion of the portfolio consisted of residential mortgage-backed securities issued or guaranteed by Fannie Mae, Freddie Mac, or Ginnie Mae. In addition, the Company held $32.2 million in corporate bonds, substantially all of which were considered investment grade, $614,000 in municipal bonds, and $558,000 in U.S. Government agency securities at December 31, 2025. Gross unrealized losses, net of tax, on available-for-sale debt securities and held-to-maturity securities approximated $10.5 million and $206,000, respectively, at December 31, 2025, and $21.8 million and $400,000, respectively, at December 31, 2024.
Equity securities were $5.0 million at December 31, 2025 and $14.3 million at December 31, 2024. Equity securities are primarily comprised of an investment in a Small Business Administration (“SBA”) Loan Fund. This investment is utilized by the Bank as part of its Community Reinvestment Act program. The decrease in equity securities was primarily due to a redemption, at par, of $5.0 million of our investment in the SBA Loan Fund in the second quarter of 2025 and a $4.3 million decrease in money market mutual funds, which were liquidated in the third quarter of 2025.
Loans held for investment, net, decreased by $165.5 million to $3.86 billion at December 31, 2025, from $4.02 billion at December 31, 2024, primarily due to a decrease in multifamily real estate loans, partially offset by increases in all other loan categories. The decrease in multifamily loan balances reflects the Company's continued strategic focus on managing concentration risk within its multifamily real estate loan portfolio, while maintaining disciplined loan pricing. Multifamily loans decreased $236.1 million, or 9.1%, to $2.36 billion at December 31, 2025 from $2.60 billion at December 31, 2024. Home equity loans and lines of credit increased $24.5 million, or 14.1%, to $198.6 million at December 31, 2025 from $174.1 million at December 31, 2024, attributable to new originations, existing customers drawing down on their lines of credit, and decreases in paydowns. Commercial real estate loans increased $21.6 million, or 2.4%, to $911.4 million at December 31, 2025 from $889.8 million at December 31, 2024, attributable to new originations. One-to-four family residential loans increased $14.9 million, or 9.9%, to $165.1 million at December 31, 2025 from $150.2 million at December 31, 2024, attributable to retail originations of $12.3 million through our recently established mortgage department and the purchase of $25.8 million of residential mortgage pools from other banks, partially offset by paydowns. Construction and land loans increased $8.6 million, or 24.0%, to $44.5 million at December 31, 2025 from $35.9 million at December 31, 2024, as we entered into a $10.9 million loan participation with another bank related to a multifamily development in New Jersey of which we had advanced $9.5 million through December 31, 2025. Commercial and industrial loans increased $2.7 million, or 1.7%, to $166.2 million at December 31, 2025 from $163.4 million at December 31, 2024, as the result of continued expansion of our lending team.
As of December 31, 2025, non-owner occupied commercial real estate loans (as defined by regulatory guidance) to total risk-based capital was estimated at approximately 380%. Management believes that Northfield Bank (the “Bank”) maintains appropriate risk management practices including risk assessments, board-approved underwriting policies and related procedures, which includes monitoring Bank portfolio performance, performing market analysis (economic and real estate), and stressing of the Bank’s commercial real estate portfolio under severe, adverse economic conditions. Although management believes the Bank has implemented appropriate policies and procedures to manage its commercial real estate concentration risk, the Bank’s regulators could require it to implement additional policies and procedures or could require it to maintain higher levels of regulatory capital, which might adversely affect its loan originations, the Company's ability to pay dividends, and overall profitability.
Our real estate portfolio includes credit risk exposure to loans collateralized by office buildings and multifamily properties in New York State subject to some form of rent regulation limiting increases for rent stabilized multifamily properties. At December 31, 2025, office-related loans represented $174.7 million, or 4.5% of our total loan portfolio, with an average balance of $1.8 million (although we have originated these types of loans in amounts substantially greater than this average) and a weighted average loan-to-value ratio of 58%. Approximately 39% were owner-occupied. The geographic locations of the properties collateralizing our office-related loans are: 49.9% in New York, 48.6% in New Jersey and 1.5% in Pennsylvania. At December 31, 2025, our largest office-related loan had a principal balance of $86.4 million (with a net active principal balance for the Bank of $28.8 million as we have a 33.3% participation interest), was secured by an office facility located in Staten Island, New York, and was performing in accordance with its original contractual terms. At December 31, 2025, multifamily loans that have some form of rent stabilization or rent control totaled approximately $418.8 million, or 10.9% of our total loan portfolio, with an average balance of $1.7 million (although we have originated these type of loans in amounts substantially greater than this average) and a weighted average loan-to-value ratio of 50%. At December 31, 2025, our largest rent-regulated loan had a principal balance of $16.4 million, was secured by an apartment building located in Staten Island, New York, and was performing in accordance with its original contractual terms. Management continues to closely monitor its office and rent-regulated portfolios. For further details on our rent-regulated multifamily portfolio see “Asset Quality”.

PCD loans totaled $8.3 million and $9.2 million at December 31, 2025 and December 31, 2024, respectively. The majority of the remaining PCD loan balance consists of loans acquired as part of a Federal Deposit Insurance Corporation-assisted transaction. The Company accreted interest income of $945,000 and $1.3 million attributable to PCD loans for the years ended December 31, 2025 and December 31, 2024, respectively. PCD loans had an allowance for credit losses of approximately $2.6 million and $2.9 million at December 31, 2025 and December 31, 2024, respectively.
Bank-owned life insurance increased $7.1 million, or 4.0%, to $182.8 million at December 31, 2025, as compared to $175.8 million at December 31, 2024. The increase resulted from income earned on bank-owned life insurance for the year ended December 31, 2025, which was primarily due to the restructuring and enhancements in our bank-owned life insurance policies into higher-yielding policies in the fourth quarter of 2024.
FHLBNY stock increased by $10.7 million, or 29.7%, to $46.6 million at December 31, 2025, from $35.9 million at December 31, 2024. The increase in FHLBNY stock directly correlates with higher short-term borrowing balances at December 31, 2025, as compared to December 31, 2024.
Goodwill decreased by $41.0 million, or 100%, to $0 at December 31, 2025, as the Company recorded a non-cash, non-tax deductible goodwill impairment charge in the fourth quarter of 2025, based on our annual goodwill impairment test which included market related considerations.
Other assets decreased by $11.7 million, or 25.0%, to $35.2 million at December 31, 2025, from $46.9 million at December 31, 2024. The decrease was primarily attributable to a decrease in deferred tax assets due to a decrease in unrealized losses on the securities available-for-sale portfolio.
Total liabilities increased $102.3 million, or 2.1%, to $5.06 billion at December 31, 2025 as compared to $4.96 billion at December 31, 2024. The increase was primarily attributable to an increase in borrowings of $234.0 million, partially offset by a decrease in deposits of $122.7 million. Brokered deposits decreased by $222.9 million, or 84.6%, to $40.5 million at December 31, 2025, from $263.4 million at December 31, 2024, as the Company placed less reliance on brokered deposits, which had been used as a lower-cost alternative to borrowings. The Company routinely utilizes brokered deposits and borrowed funds to manage interest rate risk, the cost of interest-bearing liabilities, and funding needs related to loan originations and deposit activity.
Deposits, excluding brokered deposits, increased $100.2 million, or 2.6%, to $3.98 billion at December 31, 2025, as compared to $3.88 billion at December 31, 2024. The increase in deposits, excluding brokered deposits, was primarily attributable to increases of $164.4 million in transaction accounts, and $3.3 million in money market accounts, partially offset by decreases of $21.9 million in time deposits, and $45.6 million in savings accounts. Growth in transaction accounts was primarily due to new municipal relationships and new commercial relationships. The decrease in time deposits and savings accounts was attributable to the Company's focus on growing low/no cost checking deposits and choosing not to compete with competitors offering higher rate time deposits and savings accounts.
Estimated gross uninsured deposits at December 31, 2025 were $1.99 billion. This total includes fully collateralized uninsured government deposits and intercompany deposits of $1.03 billion, leaving estimated uninsured deposits of approximately $952.9 million, or 23.7%, of total deposits. At December 31, 2024, estimated uninsured deposits, excluding fully collateralized uninsured governmental deposits and intercompany deposits of $923.8 million, totaled $896.5 million, or 21.7% of total deposits.
Borrowed funds increased to $961.9 million at December 31, 2025, from $727.8 million at December 31, 2024. The increase in borrowings was primarily due to a $130.0 million increase in borrowings under an overnight line of credit, and a $103.8 million increase in other borrowings, which were used in lieu of higher-costing brokered deposits. Management utilizes borrowings to mitigate interest rate risk, for short-term liquidity, and to a lesser extent from time to time, as part of leverage strategies.
Total stockholders’ equity decreased by $14.6 million to $690.1 million at December 31, 2025, from $704.7 at December 31, 2024. The decrease was attributable to $15.0 million in stock repurchases and $21.2 million in dividend payments, partially offset by a $16.1 million decrease in accumulated other comprehensive loss associated with an increase in the estimated fair value of our debt securities available-for-sale portfolio, a $4.7 million increase in equity award activity, and net income of $796,000 for the year ended December 31, 2025. During the year December 31, 2025, the Company repurchased 1.3 million shares of its common stock outstanding at an average price of $11.52 for a total of $15.0 million pursuant to the approved stock repurchase plans. As of December 31, 2025, the Company had no outstanding repurchase program.

Comparison of Operating Results for the Years Ended December 31, 2025 and 2024
Net Income. Net income was $796,000 and $29.9 million for the years ended December 31, 2025 and December 31, 2024, respectively. Significant variances from the prior year are as follows: a $22.9 million increase in net interest income, a $3.1 million increase in the provision for credit losses on loans, a $43.3 million increase in non-interest expense, which includes a $41.0 million non-cash, non-tax deductible goodwill impairment charge, and a $5.7 million increase in income tax expense.
Interest Income. Interest income increased $11.2 million, or 4.7%, to $249.1 million for the year ended December 31, 2025, from $237.9 million for the year ended December 31, 2024, The increase in interest income was primarily due to a 26 basis point increase in yields on interest-earning assets, which increased to 4.62% for the year ended December 31, 2025, from 4.36% for the year ended December 31, 2024, due to higher yields on mortgage-backed securities and loans, partially offset by a $71.0 million, or 1.3%, decrease in the average balance of interest-earning assets. The decrease was primarily due to decreases in the average balance of loans of $175.3 million, the average balance of other securities of $224.3 million, and the average balance of interest-earning deposits in financial institutions of $88.6 million, partially offset by an increase in the average balance of mortgage-backed securities of $415.9 million. The changes reflect the purchase of higher-yielding mortgage-related securities with excess cash and proceeds from the maturities of other securities and paydown of lower-yielding multifamily loans. Net interest income for the year ended December 31, 2025, included $609,000 of interest income related to the settlement of a non-accrual loan in May 2025. The Company accreted interest income related to PCD loans of $945,000 for the year ended December 31, 2025, as compared to $1.3 million for the year ended December 31, 2024. Net interest income for the year ended December 31, 2025, included loan prepayment income of $1.4 million as compared to $863,000 for the year ended December 31, 2024.
Interest Expense. Interest expense decreased $11.7 million, or 9.5%, to $111.7 million for the year ended December 31, 2025, as compared to $123.4 million for the year ended December 31, 2024. The decrease in interest expense was primarily due to a decrease in the average balance of interest-bearing liabilities of $99.1 million, or 2.3%, as well as a decrease in the cost of interest-bearing liabilities, which decreased by 21 basis points to 2.70% for the year ended December 31, 2025, from 2.91% for the year ended December 31, 2024. The average balance of interest-bearing liabilities decreased primarily due to a $229.9 million, or 23.4%, decrease in the average balance of borrowed funds, partially offset by a $130.6 million, or 4.1%, increase in the average balance of interest-bearing deposits. The decrease in the cost of interest-bearing liabilities was driven by a 20 basis point decrease in the cost of interest-bearing deposits to 2.37% from 2.57% due to the lower interest rate environment, partially offset by a seven basis point increase in the cost of borrowed funds to 3.92% from 3.85%, resulting primarily from increased utilization of short-term FHLB advances.
Net Interest Income. Net interest income for the year ended December 31, 2025, increased $22.9 million, or 20.0%, to $137.4 million, from $114.5 million for the year ended December 31, 2024, primarily due to a 45 basis point increase in net interest margin to 2.55% for the year ended December 31, 2025 from 2.10% for the year ended December 31, 2024. The increase in net interest margin was primarily due to higher yields on loans and mortgage backed securities, coupled with a decrease in the cost of interest-bearing liabilities. For the year ended December 31, 2024, net interest margin was negatively affected by approximately 10 basis points due to a leverage strategy implemented in the first quarter of 2024. In January 2024, the Company borrowed $300 million from the Federal Reserve Bank through the Bank Term Funding Program at favorable terms and conditions and invested the proceeds at higher rates. These borrowings were repaid in full as of December 31, 2024.
Provision for Credit Losses. The provision for credit losses on loans increased by $3.1 million to $7.4 million for the year ended December 31, 2025, compared to $4.3 million for the year ended December 31, 2024, primarily due to an increase in general reserves related to a worsening macroeconomic forecast in the current year within our CECL model, higher reserves associated with certain loans which were downgraded, and higher qualitative reserves in the multifamily portfolio. The increase in reserves was partially offset by a decline in loan balances and lower net-charge-offs. Net charge-offs were $4.4 million for the year ended December 31, 2025, as compared to net charge-offs of $6.6 million for the year ended December 31, 2024, which included charge-offs of $4.2 million and $5.5 million on small business unsecured commercial and industrial loans for the years ended December 31, 2025 and 2024, respectively. Management continues to monitor the small business unsecured commercial and industrial loan portfolio, which totaled $20.6 million at December 31, 2025.
Non-interest Income. Non-interest income increased by $128,000, or 0.8%, to $17.0 million for the year ended December 31, 2025, from $16.8 million for the year ended December 31, 2024. The increase was primarily due to an increase in income on bank-owned life insurance of $2.9 million, primarily related to the exchange of certain policies in the fourth quarter of 2024, which have higher yields, a $440,000 increase in fees and service charges for customer services, attributable to higher overdraft fees, and a $253,000 increase in other non-interest income, primarily due to higher loan swap fee income. The increases were partially offset by a $3.4 million gain on the sale of property in the fourth quarter of 2024.

Non-interest Expense. Non-interest expense increased $43.3 million, or 50.1%, to $129.9 million for the year ended December 31, 2025, compared to $86.5 million for the year ended December 31, 2024. The increase was primarily driven by a non-cash, non-tax deductible goodwill impairment charge of $41.0 million in the current quarter. The remaining increase in non-interest expense was primarily due to a $2.0 million increase in employee compensation and benefits, primarily attributable to higher salary expense related to annual merit increases, an increase in headcount, and higher stock compensation expense as the prior year included a credit of $461,000 related to performance stock awards not expected to vest. Partially offsetting the increase was a decrease of $683,000 related to severance expense recorded in the year ended December 31, 2024. Additionally, there was an $1.2 million increase in data processing costs attributable to an increase in core system expenses commensurate with deposit account growth and digital banking system conversion expenses, and a $380,000 increase in professional fees primarily due to outsourced consulting services and recruitment fees. Partially offsetting the increases was a $510,000 decrease in credit loss expense/(benefit) for off-balance sheet exposure. The decrease in credit loss expense/(benefit) for off-balance sheet exposure was due to a benefit of $228,000 recorded during the year ended December 31, 2025, as compared to a provision of $282,000 for the year ended December 31, 2024, due to a decrease in the pipeline of loans committed and awaiting closing. Additionally, there was a $222,000 decrease in furniture and equipment expense due to lower depreciation charges and a $360,000 decrease in other non-interest expense, primarily due to decreases in loan and collection costs and other general operating expenses.
Income Tax Expense. The Company recorded income tax expense of $16.3 million for the year ended December 31, 2025, compared to $10.6 million for the year ended December 31, 2024, with the increase due to higher taxable income. The effective tax rate for the year ended December 31, 2025, was 95.3%, compared to 26.1% for the year ended December 31, 2024, the current year rate being impacted by a $41.0 million non-tax deductible goodwill impairment charge.
Comparison of Operating Results for the Years Ended December 31, 2024 and 2023
For a discussion of our results of operations for the year ended December 31, 2024 compared to the year ended December 31, 2023, see “Part II, Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations” Comparison of Operating Results, included in our 2024 Form 10-K, filed with the SEC on March 3, 2025.

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

	For the Years Ended December 31,
	2025			2024			2023
	Average Outstanding Balance	Interest	Average Yield/ Rate	Average Outstanding Balance	Interest	Average Yield/ Rate	Average Outstanding Balance	Interest	Average Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Loans (1)	$3,931,319	$184,832	4.70%	$4,106,641	$183,932	4.48%	$4,248,355	$181,638	4.28%
Mortgage-backed securities (2)	1,247,621	55,608	4.46	831,681	29,406	3.54	682,416	14,708	2.16
Other securities (2)	69,474	2,000	2.88	293,776	11,459	3.90	238,722	5,087	2.13
FHLBNY stock	39,691	3,128	7.88	38,350	3,704	9.66	40,684	3,113	7.65
Interest-earning deposits	100,738	3,528	3.50	189,379	9,407	4.97	97,975	4,249	4.34
Total interest-earning assets	5,388,843	249,096	4.62	5,459,827	237,908	4.36	5,308,152	208,795	3.93
Non-interest-earning assets	280,950			271,162			247,050
Total assets	$5,669,793			$5,730,989			$5,555,202

Interest-bearing liabilities:
Savings, NOW, and money market accounts	$2,516,697	$48,970	1.95%	$2,449,037	$50,228	2.05%	$2,463,455	$30,408	1.23%
Certificates of deposit	809,542	29,915	3.70	746,629	32,044	4.29	571,041	18,345	3.21
Total interest-bearing deposits	3,326,239	78,885	2.37	3,195,666	82,272	2.57	3,034,496	48,753	1.61
Borrowings	753,134	29,525	3.92	982,994	37,822	3.85	895,229	32,055	3.58
Subordinated debt	61,546	3,320	5.39	61,322	3,329	5.43	61,169	3,320	5.43
Total interest-bearing liabilities	4,140,919	111,730	2.70	4,239,982	123,423	2.91	3,990,894	84,128	2.11
Non-interest-bearing deposits	722,711			694,543			770,939
Accrued expenses and other liabilities	93,373			100,704			102,563
Total liabilities	4,957,003			5,035,229			4,864,396
Stockholders’ equity	712,790			695,760			690,806
Total liabilities and stockholders’ equity	$5,669,793			$5,730,989			$5,555,202

Net interest income		$137,366			$114,485			$124,667
Net interest rate spread (3)			1.92%			1.45%			1.82%
Net interest-earning assets (4)	$1,247,924			$1,219,845			$1,317,258
Net interest margin (5)			2.55%			2.10%			2.35%
Average interest-earning assets to interest-bearing liabilities			130.14%			128.77%			133.01%

(1)	Includes non-accruing loans. Interest income on loans includes amortization of deferred loan fees, net of deferred loan costs, which was not material.
(2)	Securities available-for-sale are reported at amortized cost.
(3)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(4)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(5)	Net interest margin represents net interest income divided by average total interest-earning assets.

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

	Year Ended December 31,			Year Ended December 31,
	2025 vs. 2024			2024 vs. 2023
			Total			Total
	Increase (Decrease) Due to		Increase	Increase (Decrease) Due to		Increase
	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)
	(Dollars in thousands)
Interest-earning assets:
Loans	$(6,189)	$7,089	$900	$(5,383)	$7,677	$2,294
Mortgage-backed securities	14,986	11,216	26,202	3,742	10,956	14,698
Other securities	(7,958)	(1,501)	(9,459)	1,385	4,987	6,372
FHLBNY stock	118	(694)	(576)	(166)	757	591
Interest-earning deposits	(4,075)	(1,804)	(5,879)	4,463	695	5,158
Total interest-earning assets	(3,118)	14,306	11,188	4,041	25,072	29,113
Interest-bearing liabilities:
Savings, NOW and money market accounts	1,471	(2,729)	(1,258)	(177)	19,997	19,820
Certificates of deposit	3,278	(5,407)	(2,129)	6,546	7,153	13,699
Total deposits	4,749	(8,136)	(3,387)	6,369	27,150	33,519
Borrowings	(9,283)	977	(8,306)	3,376	2,400	5,776
Total interest-bearing liabilities	(4,534)	(7,159)	(11,693)	9,745	29,550	39,295
Change in net interest income	$1,416	$21,465	$22,881	$(5,704)	$(4,478)	$(10,182)
Asset Quality
PCD Loans (Held-for-Investment)
Based on a detailed review of PCD loans and experience in loan workouts, management believes it has a reasonable expectation about the amount and timing of future cash flows and accordingly has classified PCD loans of $8.3 million at December 31, 2025 and $9.2 million at December 31, 2024 as accruing, even though they may be contractually past due. 4.0% of PCD loans were past due 30 to 89 days, and 23.2% were past due 90 days or more, as compared to 2.1% and 24.9%, respectively, at December 31, 2024.
Loans
General. Maintaining loan quality historically has been, and will continue to be, a key element of our business strategy. We employ conservative underwriting standards for new loan originations and maintain sound credit administration practices while the loans are outstanding. In addition, substantially all of our loans are secured, predominantly by real estate. At December 31, 2025, our non-performing loans totaled $16.1 million, or 0.42% of total loans. At the same time, net charge-offs have remained low at 0.11% of average loans outstanding for the year ended December 31, 2025, as compared to 0.16% for the year ended December 31, 2024, and 0.15% for the year ended December 31, 2023.

Non-performing Assets and Delinquent Loans.  The following table details non-performing assets consisting of non-performing loans held-for-investment and non-performing loans held-for-sale at December 31, 2025 and 2024 (in thousands):

	December 31,
	2025	2024
Non-accrual loans:
Held-for-investment	$15,210	$14,264
Loans 90 days or more past due and still accruing:
Held-for-investment	925	1,186
Total non-performing loans held-for-investment	16,135	15,450
Other non-performing loans held-for-sale	—	4,897
Total non-performing loans	16,135	20,347
Total non-performing assets	$16,135	$20,347
Accruing loans 30 to 89 days delinquent	$11,424	$9,336

The following table details non-performing loans by loan type at December 31, 2025 and 2024 (in thousands):

	December 31,
	2025	2024
Held-for-investment
Real estate loans:
Multifamily	$3,688	$2,609
Commercial mortgage	5,012	4,578
Home equity and lines of credit	1,778	1,270
Commercial and industrial	4,732	5,807
Total non-accrual loans held-for-investment	15,210	14,264
Loans delinquent 90 days or more and still accruing:
Real estate loans:
Multifamily	$—	$164
Commercial mortgage	51	—
One-to-four family residential	863	882
Home equity and lines of credit	7	140
Other	4	—
Total loans delinquent 90 days or more and still accruing held-for-investment	925	1,186
Non-performing loans held-for-sale
Commercial mortgage	—	4,397
Commercial and industrial	—	500
Total non-performing loans held-for-sale	—	4,897
Total non-performing loans	$16,135	$20,347
Total non-performing assets	$16,135	$20,347
The Company's non-performing loans at December 31, 2025, totaled $16.1 million, or 0.42% of total loans, as compared to $20.3 million, or 0.51% of total loans at December 31, 2024. The decrease in non-performing loans was primarily due to the decrease in non-performing loans held-for-sale due to repayment of the loans in full from a settlement agreement in bankruptcy. The increase in non-accrual multifamily loans at December 31, 2025 as compared to December 31, 2024, was primarily due to one loan with an outstanding balance of $1.1 million that was placed on non-accrual as it was 92 days past due at December 31, 2025. The loan is considered well secured by collateral property in New Jersey with an appraised value of $1.9 million and is in the process of collection.
At December 31, 2025 and 2024, the Company had no assets acquired through foreclosure.

Generally, loans, excluding PCD loans, are placed on non-accrual status when they become 90 days or more delinquent, and remain on non-accrual status until they are brought current, have six consecutive months of performance under the loan terms, and factors indicating reasonable doubt about the timely collection of payments no longer exist. Therefore, loans may be current in accordance with their loan terms, or may be less than 90 days delinquent and still be on a non-accrual status.
At December 31, 2025, total non-performing loans included $175,000 of modified loans to borrowers experiencing financial difficulty and $2.8 million of TDR loans that existed prior to adoption of ASU 2022-02. At December 31, 2024, total non-performing loans included $2.7 million of modified loans to borrowers experiencing financial difficulty and $2.9 million of TDR loans that existed prior to the adoption of ASU 2022-02.
The following table sets forth the total amounts of delinquencies for accruing loans that were 30 to 89 days past due by type and by amount at the dates indicated (in thousands):

	December 31,
	2025	2024
Real estate loans:
Multifamily	$471	$2,831
Commercial mortgage	6,984	78
One-to-four family residential	1,124	2,407
Home equity and lines of credit	1,110	1,472
Commercial and industrial loans	1,735	2,545
Other loans	—	3
	$11,424	$9,336
The increase in delinquent commercial mortgage loans was primarily due to one loan which had an outstanding balance of $6.5 million and was 61 days past due at December 31, 2025. The loan is secured by collateral property with an appraised value of $13.1 million. The decrease in delinquent multifamily loans was primarily due to one loan which had an outstanding balance of $2.1 million at December 31, 2024 and was 31 days past due at that date, becoming current as of December 31, 2025.
Allowance for Credit Losses
The allowance for credit losses to non-performing loans held-for-investment increased from 227.72% at December 31, 2024 to 236.42% at December 31, 2025. This increase was primarily attributable to an increase of $3.0 million, or 8.4%, in the allowance for credit losses, partially offset by an increase in non-performing loans held-for-investment of $685,000 to $16.1 million at December 31, 2025, from $15.5 million at December 31, 2024.
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
The allowance for credit losses to total loans held-for-investment, net, was 0.99% at December 31, 2025, as compared to 0.87% at December 31, 2024. The increase in the coverage ratio from December 31, 2024 was primarily attributable to an increase of $3.0 million, or 8.4%, in the allowance for credit losses from December 31, 2024 to December 31, 2025, as well as a decrease in the loan portfolio of $165.5 million, or 4.1%. The increase in the allowance for credit losses during the year was primarily attributable to an increase in general reserves related to a worsening macroeconomic forecast in the current year within our CECL model, higher reserves associated with certain loans which were downgraded during the year, and higher qualitative reserves in the multifamily portfolio, partially offset by a decline in loan balances and lower net-charge-offs.
Specific reserves on loans individually evaluated for impairment remained stable at $1.2 million and $1.3 million for the years ended December 31, 2025 and December 31, 2024, respectively. At December 31, 2025, the Company had 18 loans classified as individually impaired and recorded $1.2 million of specific reserves on two of the 18 impaired loans. At December 31, 2024, the Company had 20 loans classified as individually impaired and recorded $1.3 million of specific reserves on three of the 20 impaired loans.

The following table sets forth activity in our allowance for credit losses, by loan type, at December 31, for the years indicated (in thousands):

	Real estate loans
	Commercial (1)	One-to-four Family Residential	Construction and Land	Home Equity and Lines of Credit	Commercial and Industrial	Other	PCD	Total Allowance for Credit Losses
2022	$29,485	$3,936	$324	$866	$4,114	$9	$3,883	$42,617
Provision/(benefit) for credit losses	(6,301)	(651)	(175)	838	8,445	(3)	(800)	1,353
Recoveries	71	—	—	1	63	—	10	145
Charge-offs	—	—	—	—	(6,572)	—	(8)	(6,580)
2023	23,255	3,285	149	1,705	6,050	6	3,085	37,535
Provision/(benefit) for credit losses	(2,227)	(1,049)	(46)	457	7,329	(2)	(181)	4,281
Recoveries	57	9	—	92	218	—	—	376
Charge-offs	(136)	—	—	—	(6,873)	—	—	(7,009)
2024	20,949	2,245	103	2,254	6,724	4	2,904	35,183
Provision/(benefit) for credit losses	3,471	(32)	(1)	626	3,315	—	23	7,402
Recoveries	62	—	—	—	1,143	—	37	1,242
Charge-offs	—	—	—	—	(5,340)	—	(343)	(5,683)
2025	$24,482	$2,213	$102	$2,880	$5,842	$4	$2,621	$38,144

(1) Commercial includes commercial real estate loans collateralized by owner-occupied, non-owner occupied, and multifamily properties.
During the year ended December 31, 2025, the Company recorded net charge-offs of $4.4 million, as compared to net charge-offs of $6.6 million for the year ended December 31, 2024, and net charge-offs of $6.4 million for the year ended December 31, 2023. Charge-offs in 2025, 2024 and 2023 were primarily related to small business unsecured commercial and industrial loans. The increase in the allowance for credit losses from 2024 to 2025 in the commercial portfolio was primarily attributable to a worsening economic forecast within our CECL model, an increase in loan balances in our commercial real estate portfolio, and risk-rating downgrades of certain loans within our multifamily portfolio. The increase in the allowance for credit losses in the home equity and lines of credit portfolio from 2024 to 2025 was primarily attributable to an increase in non-performing loans in the portfolio. The decrease in the allowance for credit losses in the commercial and industrial portfolio was primarily due to higher charge-offs.

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
•investing in investment grade corporate securities and REMICs; and
•obtaining general financing through lower-cost core deposits, brokered deposits, shorter and longer-term FHLB advances, and repurchase agreements.
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
The following tables set forth, as of December 31, 2025 and December 31, 2024, our calculation of the estimated changes in our NPV, NPV ratio, and percent change in net interest income that would result from the designated instantaneous and sustained changes in interest rates (dollars in thousands). Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments and deposit repricing characteristics, including decay rates, and correlations to movements in interest rates, and should not be relied on as indicative of actual results.

	NPV at December 31, 2025
Change in Interest Rates (basis points)	Estimated Present Value of Assets	Estimated Present Value of Liabilities	Estimated NPV	Estimated Change In NPV	Estimated Change in NPV %	Estimated NPV/Present Value of Assets Ratio	Next 12 Months Net Interest Income Percent Change	Months 13-24 Net Interest Income Percent Change
+400	$5,194,812	$4,475,588	$719,224	$(179,786)	(20.00)%	13.85%	(13.79)%	0.80%
+300	5,312,975	4,542,244	770,731	(128,279)	(14.27)%	14.51%	(8.63)%	2.30%
+200	5,445,185	4,612,008	833,177	(65,833)	(7.32)%	15.30%	(3.91)%	3.65%
+100	5,560,823	4,685,217	875,606	(23,404)	(2.60)%	15.75%	(1.18)%	2.89%
—	5,661,264	4,762,254	899,010	—	—%	15.88%	—%	—%
(100)	5,749,823	4,840,638	909,185	10,175	1.13%	15.81%	(0.95)%	(5.80)%
(200)	5,831,247	4,923,454	907,793	8,783	0.98%	15.57%	(2.40)%	(12.48)%
(300)	5,928,588	5,025,916	902,672	3,662	0.41%	15.23%	(4.78)%	(16.83)%
(400)	6,104,291	5,121,781	982,510	83,500	9.29%	16.10%	(5.32)%	(18.86)%

The table above indicates that at December 31, 2025, in the event of a 400 basis point decrease in interest rates, we would experience a 9.29% increase in estimated net portfolio value, a 5.32% decrease in net interest income in year one, and an 18.86% decrease in net income in year two. In the event of a 400 basis point increase in interest rates, we would experience a 20.00% decrease in estimated net portfolio value, a 13.79% decrease in net interest income in year one and a 0.80% increase in net interest income in year two.

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
The table above indicates that at December 31, 2024, in the event of a 400 basis point decrease in interest rates, we would experience an 11.33% increase in estimated net portfolio value, a 4.82% increase in net interest income in year one and a 10.25% decrease in net income in year two. In the event of a 400 basis point increase in interest rates, we would experience an 11.18% decrease in estimated net portfolio value, a 15.51% decrease in net interest income in year one and a 1.73% increase in net interest income in year two.
Our policies provide that, in the event of a 200 basis point decrease or less in interest rates, our net present value ratio should decrease by no more than 300 basis points and 10%, and in the event of a 400 basis point increase or less, our net present value should decrease by no more than 475 basis points and 35%. In the event of a 200 basis point decrease or less, our projected net interest income should decrease by no more than 10% in year one and 20% in year two, and in the event of a 400 basis point increase or less, our projected net interest income should decrease by no more than 39% in year one and 24% in year two. At December 31, 2025 and December 31, 2024, we were in compliance with all Board-approved policies with respect to interest rate risk management.

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
Liquidity is the ability to fund assets and meet obligations as they come due. Our primary sources of funds consist of deposit inflows, loan repayments, borrowings through repurchase agreements, advances from money center banks, the FHLBNY, the Federal Reserve Bank, and repayments, maturities and sales of securities. While maturities and scheduled amortization of loans and securities are reasonably predictable sources of funds, deposit flows, mortgage prepayments and security sales are greatly influenced by general interest rates, economic conditions, and competition. The Risk Committee is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and withdrawals of deposits by our customers as well as unanticipated contingencies. We seek to maintain a ratio of liquid assets (not subject to pledge or encumbered) as a percentage of deposits and borrowings of 35% or greater. At December 31, 2025, this ratio was 56.29%.
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
The Company has a diversified deposit base, with long-standing client relationships across multiple customer segments providing stable funding. Government deposits are collateralized by assets or letters of credit issued by the FHLBNY. Uninsured deposits (excluding fully collateralized uninsured governmental deposits and intercompany deposits of $1.03 billion) were estimated at approximately $952.9 million, or 23.7%, of total deposits as of December 31, 2025.

The Company had the following primary sources of liquidity at December 31, 2025 (in thousands):

Cash and cash equivalents(1)	$151,900
Corporate bonds(2)	$17,779
Loans(2)	$1,100,520
Mortgage-backed securities (issued or guaranteed by the U.S. Government, Fannie Mae, or Freddie Mac)(2)	$709,326

(1) Excludes $12.1 million of cash at Northfield Bank branches.
(2) Represents remaining borrowing potential.
At December 31, 2025, we had $21.7 million in outstanding loan commitments. In addition, we had $316.3 million in unused lines of credit to borrowers. Certificates of deposit due within one year of December 31, 2025 totaled $665.9 million, or 16.6% of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including loan sales, securities sales, other deposit products, including replacement or brokered certificates of deposit, securities sold under agreements to repurchase (repurchase agreements), and advances from the FHLBNY and other borrowing sources. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit. Based on experience, we believe that a significant portion of such deposits will remain with us, and we have the ability to attract and retain deposits by adjusting the interest rates offered.
We have a detailed contingency funding plan that is reviewed and reported to the Risk Committee at least quarterly. This plan includes monitoring cash on a daily basis to determine the liquidity needs of Northfield Bank. Additionally, management performs a stress test on Northfield Bank’s retail deposits and wholesale funding sources in several scenarios on a quarterly basis. The stress scenarios include $952.9 million of uninsured deposit outflow. Northfield Bank continues to maintain significant liquidity and capital levels under all stress scenarios.
Northfield Bancorp is a separate legal entity from Northfield Bank and must provide for its own liquidity to fund dividend payments, stock repurchases, and other corporate items. The Company’s primary source of liquidity is the receipt of dividend payments from the Bank in accordance with applicable regulatory requirements. At December 31, 2025, Northfield Bancorp (unconsolidated) had liquid assets of $11.9 million.
Northfield Bank and Northfield Bancorp are both subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning assets and off-balance sheet items to broad risk categories. At December 31, 2025, both Northfield Bank and Northfield Bancorp exceeded all regulatory capital requirements and are considered “well capitalized” under regulatory guidelines.  See “Item 1. Business - Supervision and Regulation” and Note 15 of the Notes to the consolidated financial statements.
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

ASU No. 2025-01. In January 2025, the FASB issued No ASU 2025-01, “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date”. This ASU amends the effective date of ASU 2024-03 to clarify that all public business entities are required to adopt the guidance in annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. Adoption of ASU 2024-03 and ASU 2025-01 is not expected to have a significant impact on the Company's consolidated financial statements.
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
ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

Stockholders and Board of Directors
Northfield Bancorp, Inc.
Woodbridge, New Jersey
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Northfield Bancorp, Inc. and subsidiaries (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes (collectively referred to as the “financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.
Basis for Opinions
The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Allowance for Credit Losses – Forecast Adjustments to Allowance for Credit Loss on Loans
As described in Note 1 and Note 6 to the consolidated financial statements, the Company accounts for credit losses under ASC 326, Financial Instruments – Credit Losses. ASC 326 requires the measurement of expected lifetime credit losses for financial assets measured at amortized cost at the reporting date. As of December 31, 2025, the allowance for credit losses (“ACL”) on loans was $38,144,000.
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
The primary procedures we performed to address this critical audit matter included:
•Testing the effectiveness of controls over the evaluation of the forecasting adjustment component of the ACL on pooled loans, including controls addressing the:
◦Appropriateness of the methodology and accounting policies.
◦Relevance of macro-economic forecasts and application of forecast adjustments to historical performance.
◦Appropriateness of forecast adjustments.
◦Accuracy of key inputs into the model.
•Substantively testing management’s process, including evaluating their judgments and assumptions, for developing the forecast adjustments, which included:
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
Livingston, New Jersey
March 2, 2026

NORTHFIELD BANCORP, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	At December 31,
	2025	2024
	(Dollars in thousands, except share data)
ASSETS:
Cash and due from banks	$12,051	$13,043
Interest-bearing deposits in other financial institutions	151,900	154,701
Total cash and cash equivalents	163,951	167,744
Trading securities	15,215	13,884
Debt securities available-for-sale, at estimated fair value (and no allowance for credit losses at December 31, 2025 and December 31, 2024)	1,412,419	1,100,817
Debt securities held-to-maturity, at amortized cost	8,339	9,303
(estimated fair value of $8,144 at December 31, 2025, and $8,762 at December 31, 2024)
Equity securities	5,000	14,261
Loans held-for-sale	—	4,897
Loans held-for-investment, net	3,856,773	4,022,224
Allowance for credit losses	(38,144)	(35,183)
Net loans held-for-investment	3,818,629	3,987,041
Accrued interest receivable	20,118	19,078
Bank-owned life insurance	182,828	175,759
Federal Home Loan Bank (“FHLB”) of New York stock, at cost	46,568	35,894
Operating lease right-of-use assets	25,789	27,771
Premises and equipment, net	19,938	21,985
Goodwill	—	41,012
Other assets	35,216	46,932
Total assets	$5,754,010	$5,666,378

LIABILITIES AND STOCKHOLDERS’ EQUITY:
LIABILITIES:
Deposits	$4,015,809	$4,138,477
FHLB advances and other borrowings	900,216	666,402
Subordinated debentures, net of issuance costs	61,665	61,442
Operating lease liabilities	29,643	32,209
Advance payments by borrowers for taxes and insurance	20,276	24,057
Accrued expenses and other liabilities	36,342	39,095
Total liabilities	5,063,951	4,961,682

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value; 25,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value; 150,000,000 shares authorized, 64,770,875 shares issued at December 31, 2025 and 2024, respectively, 41,801,495 and 42,903,598 shares outstanding at December 31, 2025 and 2024, respectively	648	648
Additional paid-in-capital	592,473	591,336
Unallocated common stock held by employee stock ownership plan	(11,728)	(13,042)
Retained earnings	420,404	440,760
Accumulated other comprehensive loss	(4,220)	(20,296)
Treasury stock at cost; 22,969,380 and 21,867,277 shares at December 31, 2025 and 2024, respectively	(307,518)	(294,710)
Total stockholders’ equity	690,059	704,696
Total liabilities and stockholders’ equity	$5,754,010	$5,666,378

See accompanying notes to consolidated financial statements.

NORTHFIELD BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income

	Years ended December 31,
	2025	2024	2023
	(Dollars in thousands, except share and per share data)
Interest income:
Loans	$184,832	$183,932	$181,638
Mortgage-backed securities	55,608	29,406	14,708
Other securities	2,000	11,459	5,087
FHLB of New York dividends	3,128	3,704	3,113
Deposits in other financial institutions	3,528	9,407	4,249
Total interest income	249,096	237,908	208,795
Interest expense:
Deposits	78,885	82,272	48,753
Borrowings	29,525	37,822	32,055
Subordinated debt	3,320	3,329	3,320
Total interest expense	111,730	123,423	84,128
Net interest income	137,366	114,485	124,667
Provision for credit losses	7,402	4,281	1,353
Net interest income after provision for credit losses	129,964	110,204	123,314
Non-interest income:
Fees and service charges for customer services	6,870	6,430	5,479
Income on bank-owned life insurance	7,069	4,216	3,631
Losses on available-for-sale debt securities, net	—	(6)	(17)
Gains on trading securities, net	1,694	1,665	1,721
Gains on sale of loans	—	51	134
Gain on sale of property	—	3,402	—
Other	1,317	1,064	948
Total non-interest income	16,950	16,822	11,896
Non-interest expense:
Compensation and employee benefits	51,370	49,338	46,496
Occupancy	13,075	13,058	13,259
Furniture and equipment	1,625	1,847	1,868
Data processing	9,242	8,025	8,138
Professional fees	3,575	3,195	3,406
Advertising	1,433	1,569	2,171
Federal Deposit Insurance Corporation (FDIC) insurance	2,396	2,488	2,331
Credit (benefit) loss expense for off-balance sheet exposures	(228)	282	(555)
Impairment of Goodwill	41,012	—	—
Other	6,363	6,723	6,336
Total non-interest expense	129,863	86,525	83,450
Income before income tax expense	17,051	40,501	51,760
Income tax expense	16,255	10,556	14,091
Net income	$796	$29,945	$37,669
Net income per common share:
Basic	$0.02	$0.72	$0.86
Diluted	$0.02	$0.72	$0.86

Basic weighted average shares outstanding	40,116,839	41,567,370	43,560,844
Diluted weighted average shares outstanding	40,173,403	41,628,660	43,638,616
See accompanying notes to consolidated financial statements.

NORTHFIELD BANCORP, INC. AND SUBSIDIARIES Consolidated Statements of Comprehensive Income - (Continued)

	Years ended December 31,
	2025	2024	2023
	(Dollars in thousands)
Net income	$796	$29,945	$37,669
Other comprehensive income:
Unrealized gains on debt securities available-for-sale:
Net unrealized holding gains	22,875	16,055	22,396
Less: reclassification adjustment for net losses included in net income	—	6	17
Net unrealized gains	22,875	16,061	22,413
Post-retirement benefits adjustment	81	(13)	(344)
Other comprehensive income, before tax	22,956	16,048	22,069
Income tax expense related to net unrealized holding gains on debt securities available-for-sale	(6,856)	(4,490)	(6,269)
Income tax benefit related to reclassification adjustment for losses included in net income	—	(2)	(5)
Income tax (benefit) expense related to post-retirement benefits adjustment	(24)	4	94
Other comprehensive income, net of tax	16,076	11,560	15,889
Comprehensive income	$16,872	$41,505	$53,558

See accompanying notes to consolidated financial statements.

NORTHFIELD BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders’ Equity

	For the years ended December 31, 2025, 2024 and 2023
	Common Stock			Unallocated Common Stock Held by the Employee Stock Ownership Plan		Accumulated Other Comprehensive Income (loss) Net of tax
	Shares Outstanding	Par Value	Additional Paid-in Capital		Retained Earnings		Treasury Stock	Total Stockholders' Equity
	(Dollars in thousands, except share and per share data)
Balance at December 31, 2022	47,442,488	$648	$590,249	$(15,650)	$418,353	$(48,331)	$(243,879)	$701,390
Net income					37,669			37,669
Other comprehensive income, net of tax						15,889		15,889
ESOP shares allocated or committed to be released			672	1,310				1,982
Stock compensation expense			2,383					2,383
Issuance of restricted stock	185,367		(2,670)				2,670	—
Forfeitures of restricted stock	(23,887)		346				(346)	—
Exercise of stock options, net	7,600		(7)				107	100
Cash dividends declared ($0.52 per common share)					(22,795)			(22,795)
Purchase of employee restricted stock to fund statutory tax withholding	(12,307)						(304)	(304)
Repurchase of treasury stock (average cost of $11.99 per share)	(3,074,332)						(36,869)	(36,869)
Balance at December 31, 2023	44,524,929	648	590,973	(14,340)	433,227	(32,442)	(278,621)	699,445
Net income					29,945			29,945
Other comprehensive income, net of tax						11,560		11,560
Reclassification of stranded income tax effects					(586)	586		—
ESOP shares allocated or committed to be released			610	1,298				1,908
Stock compensation expense			2,341					2,341
Issuance of restricted stock	213,702		(2,772)				2,772	—
Forfeitures of restricted stock	(13,458)		184				(184)	—
Cash dividends declared ($0.52 per common share)					(21,826)			(21,826)
Purchase of employee restricted stock to fund statutory tax withholding	(19,503)						(232)	(232)
Repurchase of treasury stock (average cost of $10.24 per share)	(1,802,072)						(18,445)	(18,445)
Balance at December 31, 2024	42,903,598	648	591,336	(13,042)	440,760	(20,296)	(294,710)	704,696
Net income					796			796
Other comprehensive income, net of tax						16,076		16,076
ESOP shares allocated or committed to be released			641	1,314				1,955
Stock compensation expense			3,039					3,039
Issuance of restricted stock	238,186		(2,775)				2,775	—
Forfeitures of restricted stock	(18,493)		232				(232)	—
Cash dividends declared ($0.52 per common share)					(21,152)			(21,152)
Purchase of employee restricted stock to fund statutory tax withholding	(19,177)						(224)	(224)
Repurchase of treasury stock, including excise tax (average cost of $11.61 per share)	(1,302,619)						(15,127)	(15,127)
Balance at December 31, 2025	41,801,495	$648	$592,473	$(11,728)	$420,404	$(4,220)	$(307,518)	$690,059
See accompanying notes to consolidated financial statements.

NORTHFIELD BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	Years Ended December 31,
	2025	2024	2023
	(Dollars in thousands)
Cash flows from operating activities:
Net income	$796	$29,945	$37,669
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	7,402	4,281	1,353
Goodwill impairment	41,012	—	—
ESOP and stock compensation expense	4,994	4,249	4,365
Depreciation	3,197	3,551	3,678
Amortization of premiums and deferred loan costs, net of accretion of discounts and deferred loan fees	3,934	2,434	6,651
Amortization of debt issuance costs	223	223	223
Amortization of intangible assets	47	85	124
Amortization of operating lease right-of-use assets	4,768	4,660	4,731
Income on bank-owned life insurance	(7,069)	(4,216)	(3,631)
(Gain) loss on sale of premises and equipment and other real estate owned, net	—	(3,402)	7
Net gain on sale of loans held-for-sale	—	(51)	(134)
Proceeds from loans held-for-sale	—	673	1,583
Origination of loans held-for-sale	—	(622)	(1,449)
Losses on available-for-sale debt securities, net	—	6	17
Gains on trading securities, net	(1,694)	(1,665)	(1,721)
Net sales (purchases) of trading securities	363	330	(77)
Increase in accrued interest receivable	(1,040)	(587)	(1,065)
Decrease (increase) in other assets	502	(9,428)	(8,947)
Deferred tax (benefit) provision	(984)	1,262	2,919
(Decrease) increase in accrued expenses and other liabilities	(2,753)	(623)	674
Net cash provided by operating activities	53,698	31,105	46,970
Cash flows from investing activities:
Net decrease in loans receivable	189,605	173,310	35,875
Purchase of loans	(25,848)	(5,076)	(3,781)
Purchase of FHLB of New York stock	(63,761)	(25,962)	(45,318)
Redemption of FHLB of New York stock	53,087	29,735	36,033
Purchases of debt securities available-for-sale	(859,650)	(1,185,265)	(73,544)
Purchases of equity securities	—	(3,632)	(186)
Principal payments and maturities on debt securities available-for-sale	569,106	895,191	247,455
Principal payments and maturities on debt securities held-to-maturity	997	571	877
Proceeds from sale of equity securities	9,261	—	—
Proceeds from sale of premises and equipment and other real estate owned	—	3,791	63
Purchases and improvements of premises and equipment	(1,150)	(1,154)	(3,605)
Net cash (used in) provided by investing activities	(128,353)	(118,491)	193,869
Cash flows from financing activities:
Net (decrease) increase in deposits	(122,668)	260,042	(271,784)
Dividends paid	(21,152)	(21,826)	(22,795)
Exercise of stock options	—	—	100
Purchase of treasury stock	(15,351)	(18,677)	(37,173)
Decrease in advance payments by borrowers for taxes and insurance	(3,781)	(1,045)	(893)
Proceeds from securities sold under agreements to repurchase and other borrowings	5,336,639	892,395	743,553
Repayments related to securities sold under agreements to repurchase and other borrowings	(5,102,825)	(1,085,265)	(468,140)
Net cash provided by (used in) financing activities	70,862	25,624	(57,132)
Net (decrease) increase in cash and cash equivalents	(3,793)	(61,762)	183,707
Cash and cash equivalents at beginning of year	167,744	229,506	45,799
Cash and cash equivalents at end of year	$163,951	$167,744	$229,506

NORTHFIELD BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows - (Continued)

	Years Ended December 31,
	2025	2024	2023
	(Dollars in thousands)
Supplemental cash flow information:
Cash paid during the year for:
Interest	$112,053	$126,789	$80,400
Non-cash transactions:
Loans charged-off, net	4,441	6,633	6,435
Transfers of loans held-for-investment to loans held-for-sale, at fair value	—	4,897	—
Right-of-use assets obtained in exchange for new lease liabilities	2,786	2,227	645

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

(b)    Recent Accounting Pronouncements Adopted

Accounting Standards Update (“ASU”) No. 2023-09. In December 2023, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) ASU No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” The amendments in this ASU require improved annual income tax disclosures surrounding rate reconciliation, income taxes paid, and other disclosures. This update was effective for financial statements issued for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted ASU 2023-09 effective December 31, 2025, and the adoption did not have a material effect on the Company's consolidated financial statements, other than enhanced disclosures. See Note 11 to the consolidated financial statements.

ASU No. 2023-07. In November 2023, the FASB issued ASU No. 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures”. The amendments in this ASU require improved reportable segment information on an annual and interim basis, primarily through enhanced disclosures about significant segment expenses and information used to assess segment performance by the Company's chief operating decision maker (“CODM”). The Company's CODM is its President and Chief Executive Officer. This update is effective for financial statements issued for fiscal years beginning after December 15, 2023, and interim periods for fiscal years beginning after December 15, 2024. ASU 2023-07 should be applied retrospectively to all prior periods presented in the financial statements. The Company adopted ASU 2023-07 effective December 31, 2024, and the adoption did not have a material effect on the Company's consolidated financial statements or disclosures as the Company operates one operating segment. See Note 23 to the consolidated financial statements.

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

NORTHFIELD BANCORP, INC.  AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

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

Management measures expected credit losses on held-to-maturity debt securities on a collective basis by major security type. All of the held-to-maturity securities in the Company's portfolio are issued by U.S. government agencies and are either explicitly or implicitly guaranteed by the U.S. Government and therefore the expectation of nonpayment is zero. Therefore, the Company is not required to estimate an allowance for credit losses related to these securities.

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

The Company has made the accounting policy election to exclude accrued interest receivable on securities from the estimate of credit losses, which totaled $4.2 million and $3.1 million at December 31, 2025 and 2024, respectively, and is reported in accrued interest receivable on the consolidated balance sheets.
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

Net loans held-for-investment are deemed impaired when it is probable, based on current information, that the Company will not collect all amounts due in accordance with the contractual terms of the loan agreement. The Company has defined the population of loans individually evaluated for impairment to be all non-accrual loans held-for-investment with an outstanding balance of $500,000 or greater and all loans restructured as Troubled Debt Restructurings (“TDRs”) prior to the adoption of ASU No. 2022-02, “Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures” (“ASU 2022-02”). Loans held-for-investment are individually assessed to determine that the loan’s carrying value is not in excess of the expected future cash flows, discounted at the loan's original effective interest rate, or the fair value of the underlying collateral (less estimated costs to sell) if the loan is collateral dependent. Impairments, if any, are recognized through a charge to the allowance for credit losses on loans for the amount that the loan’s carrying value exceeds the discounted cash flow analysis or estimated fair value of collateral (less estimated costs to sell) if the loan is collateral dependent. Such amounts are charged-off when considered appropriate.

Allowance for Credit Losses on Loans

Under the current expected credit losses (“CECL”) methodology the Company determines the allowance for credit losses on loans based upon a consideration of its historical portfolio loss experience, current borrower-specific risk characteristics, current conditions, forecasts of future economic conditions, reversion period, prepayments, and qualitative adjustments. The allowance is measured on a collective (loan segment) basis when similar risk characteristics exist. Loans that do not share common risk characteristics are evaluated on an individual basis and are excluded from the collective evaluation. Accrued interest on loans is excluded from the calculation of the allowance for credit losses due to the Company's non-accrual policy, which results in the reversal of uncollectible accrued interest on non-accrual loans against interest income in a timely manner. Accrued interest receivable on loans held-for-investment totaled $15.9 million and $12.5 million, respectively, at December 31, 2025 and 2024 and is reported in accrued interest receivable on the consolidated balance sheets.

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

Allowance for Individually Evaluated Loans. The Company measures specific reserves for individual loans that do not share common risk characteristics with other loans, consisting of all TDRs (prior to the adoption of ASU 2022-02) and non-accrual loans with an outstanding balance of $500,000 or greater. Loans individually evaluated for impairment are assessed to determine that the loan’s carrying value is not in excess of the estimated fair value of the collateral less cost to sell, if the loan is collateral-dependent, or the present value of the expected future cash flows, if the loan is not collateral-dependent. Management performs an evaluation of each individually evaluated loan and generally obtains updated appraisals as part of the evaluation. In addition, management adjusts estimated fair values down to appropriately consider recent market conditions, our willingness to accept a lower sales price to effect a quick sale, and costs to dispose of any supporting collateral. Determining the estimated fair value of underlying collateral (and related costs to sell) can be difficult in illiquid real estate markets and is subject to significant assumptions and estimates. Management employs an independent third-party management firm that specializes in appraisal preparation and review to ascertain the reasonableness of updated appraisals. Projecting the expected cash flows for historical TDRs (prior to adoption of ASU 2022-02) which are not collateral-dependent is inherently subjective and requires, among other things, an evaluation of the borrower’s current and projected financial condition. Individually evaluated loans that have no impairment losses are not considered for collective allowances described above. Since adoption of ASU 2022-02, the Company no longer establishes a specific reserve for loan modifications to borrowers experiencing financial difficulty. Instead, these modified loans are included in their respective pool and a historical loss rate is applied to the current loan balance to arrive at the quantitative and qualitative baseline portion of the allowance for credit losses.
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

NORTHFIELD BANCORP, INC.  AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

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
    On at least a quarterly basis, we perform an impairment analysis of FHLB stock in which we evaluate, among other things, (i) its earnings performance, including the significance of any decline in net assets of the FHLB as compared to the regulatory capital amount of the FHLB, (ii) the commitment by the FHLB to continue dividend payments, and (iii) the liquidity position of the FHLB. We did not consider our investment in FHLB stock to be impaired at December 31, 2025 or 2024.

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

NORTHFIELD BANCORP, INC.  AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

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
Goodwill is deemed to have an indefinite useful life and as such is not subject to amortization, and instead is subject to impairment testing at the reporting unit level, which must be conducted either at least annually, as well as when events or changes in circumstances indicate the assets might be impaired and/or upon the occurrence of a triggering event. Various factors, such as the Company’s results of operations, the trading price of the Company’s common stock relative to the book value per share, macroeconomic conditions and conditions in the banking sector, inform whether a triggering event for an interim goodwill impairment test has occurred. Goodwill is recorded and evaluated for impairment at its reporting unit, the Company. The Company's policy is to test goodwill for impairment annually as of December 31, or on an interim basis if an event triggering an impairment assessment is determined to have occurred.
The Company has determined that it has a single reporting unit. If the fair values of the reporting unit exceed the book value, no write-down of recorded goodwill is required. If the fair value of a reporting unit is less than book value, an expense may be required to write-down the related goodwill to the proper carrying value. Any impairment would be recorded through a reduction of goodwill or other intangible asset and an offsetting charge to non-interest expense.
Testing of goodwill impairment comprises a two-step process. First, the Company performs a qualitative assessment to evaluate relevant events or circumstances to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the Company determines that it is more likely than not that an impairment has occurred, it proceeds to the quantitative impairment test, whereby it calculates the fair value of the reporting unit and compares it with its carrying amount, including goodwill. In its performance of impairment testing, the Company has the unconditional option to proceed directly to the quantitative impairment test, bypassing the qualitative assessment. If the carrying amount of the reporting unit exceeds the fair value, the amount by which the carrying amount exceeds fair value, up to the carrying value of goodwill, is recorded through income (loss) as an impairment charge. If the results of the qualitative assessment indicate that it is not more likely than not that an impairment has occurred, or if the quantitative impairment test results in a fair value of the reporting unit that is greater than the carrying amount, then no impairment charge is recorded.
During the fourth quarter of 2025, as a result of recent market acquisitions of the Company's peers at a price less than book value per share, and, additionally considering Columbia Financial Inc's proposed merger with the Company at a price lower than book value, management determined that a triggering event had occurred and as a result of the triggering event management determined that the fair value of the Company's sole reporting unit did not exceed the carrying amount as of December 31, 2025, which resulted in a determination that goodwill had become fully impaired. The goodwill impairment charge of $41.0 million reduced the carrying value of the Company's goodwill to zero as of December 31, 2025. The impaired goodwill was primarily related to the Company's acquisitions of Liberty Bank in 2002, Hopewell Valley Community Bank in 2016, and VSB Bancorp Inc. in 2020. The goodwill impairment charge was non-cash, non-tax deductible and had no impact on the Company’s asset quality, liquidity or regulatory capital ratios.

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

At December 31, 2025, 2024, and 2023, there were 56,564, 61,290, and 77,772 dilutive shares outstanding, respectively.

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

NORTHFIELD BANCORP, INC.  AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

(2)    Debt Securities Available-for-Sale

The following is a comparative summary of mortgage-backed securities and other debt securities available-for-sale at December 31, 2025 and 2024 (in thousands):

	December 31, 2025
		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
	cost	gains	losses	value
U.S. Government agency securities	$607	$—	$(49)	$558
Mortgage-backed securities:
Pass-through certificates:
Government sponsored enterprises (“GSEs”)	515,162	2,508	(10,721)	506,949
Real estate mortgage investment conduits “REMICs”):
GSE	870,020	6,123	(4,044)	872,099
Total mortgage-backed securities	1,385,182	8,631	(14,765)	1,379,048
Other debt securities:
Municipal bonds	614	1	(1)	614
Corporate bonds	32,101	268	(170)	32,199
Total other debt securities	32,715	269	(171)	32,813
Total debt securities available-for-sale	$1,418,504	$8,900	$(14,985)	$1,412,419

	December 31, 2024
		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
	cost	gains	losses	value
U.S. Government agency securities	75,734	—	(386)	75,348
Mortgage-backed securities:
Pass-through certificates:
GSE	282,704	—	(21,028)	261,676
REMICs:
GSE	734,086	1,231	(7,974)	727,343
Total mortgage-backed securities	1,016,790	1,231	(29,002)	989,019
Other debt securities:
Municipal bonds	684	1	—	685
Corporate bonds	36,569	134	(938)	35,765
Total other debt securities	37,253	135	(938)	36,450
Total debt securities available-for-sale	$1,129,777	$1,366	$(30,326)	$1,100,817

The following is a summary of the expected maturity distribution of debt securities available-for-sale other than mortgage-backed securities at December 31, 2025 (in thousands):

Available-for-sale	Amortized cost	Estimated fair value
Due in one year or less	$4,310	$4,322
Due after one year through five years	19,012	18,890
Due after five years through ten years	10,000	10,159
	$33,322	$33,371

Contractual maturities for mortgage-backed securities are not included above, as expected maturities on mortgage-backed securities may differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without penalties.

NORTHFIELD BANCORP, INC.  AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Certain securities available-for-sale are pledged or encumbered to secure borrowings under Pledge Agreements and Repurchase Agreements and for other purposes required by law. At December 31, 2025, and December 31, 2024, the fair value of debt securities available-for-sale that were pledged to secure borrowings and deposits was $686.3 million and $420.4 million, respectively. See Note 9 - “Borrowings” for further discussion regarding securities pledged or encumbered for borrowings.

For the year ended December 31, 2025, the Company had no proceeds on sales of debt securities available-for-sale and no gross realized gains or losses. For the year ended December 31, 2024, the Company had no proceeds on sales of debt securities available-for-sale, with gross realized gains of $1,000 and gross realized losses of $7,000 related to calls of securities. For the year ended December 31, 2023, the Company had no proceeds of on sales of debt securities available-for-sale with gross realized gains of $22,000 and gross realized losses of $39,000 related to calls of securities. The Company recognized net gains of $1.7 million in each of the years ended December 31, 2025, December 31, 2024 and December 31, 2023, on its trading securities portfolio. The Company routinely sells securities when market pricing presents, in management’s assessment, an economic benefit that outweighs holding such security, and when smaller balance securities become cost prohibitive to carry.

Gross unrealized losses on mortgage-backed securities and other debt securities available-for-sale, and the estimated fair value of the related securities, aggregated by security category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2025 and 2024, were as follows (in thousands):

	December 31, 2025
	Less than 12 months		12 months or more		Total
	Unrealized	Estimated	Unrealized	Estimated	Unrealized	Estimated
	losses	fair value	losses	fair value	losses	fair value
U.S. Government agency securities	$—	$—	$(49)	$558	$(49)	$558
Mortgage-backed securities:
Pass-through certificates:
GSE	(92)	51,775	(10,629)	189,412	(10,721)	241,187
REMICs:
GSE	(12)	7,980	(4,032)	120,616	(4,044)	128,596
Other debt securities:
Municipal bonds	(1)	482	—	—	(1)	482
Corporate bonds	(5)	1,995	(165)	18,837	(170)	20,832
Total	$(110)	$62,232	$(14,875)	$329,423	$(14,985)	$391,655

	December 31, 2024
	Less than 12 months		12 months or more		Total
	Unrealized	Estimated	Unrealized	Estimated	Unrealized	Estimated
	losses	fair value	losses	fair value	losses	fair value
U.S. Government agency securities	$—	$—	$(386)	$75,348	$(386)	$75,348
Mortgage-backed securities:
Pass-through certificates:
GSE	(125)	7,329	(20,903)	254,163	(21,028)	261,492
REMICs:
GSE	(285)	105,412	(7,689)	164,262	(7,974)	269,674
Other debt securities:
Municipal bonds	—	—	—	—	—	—
Corporate bonds	—	—	(938)	18,066	(938)	18,066
Total	$(410)	$112,741	$(29,916)	$511,839	$(30,326)	$624,580

NORTHFIELD BANCORP, INC.  AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

The Company held 99 pass-through mortgage-backed securities issued or guaranteed by GSEs, 62 REMIC mortgage-backed securities issued or guaranteed by GSEs, three corporate bonds, and one U.S. Government agency securities that were in a continuous unrealized loss position of twelve months or greater at December 31, 2025. There were four pass-through mortgage-backed securities issued or guaranteed by GSEs, two REMIC mortgage-backed securities issued or guaranteed by GSEs, one corporate bond and one municipal bond that were in an unrealized loss position of less than twelve months at December 31, 2025. Substantially all securities referred to above were rated investment grade at December 31, 2025.

Available-for-sale debt securities in unrealized loss positions are evaluated for impairment related to credit losses on a quarterly basis. In performing an assessment of whether any decline in fair value is due to a credit loss, the Company considers the extent to which the fair value is less than the amortized cost, changes in credit ratings, any adverse economic conditions, as well as relevant information at the individual security level such as credit deterioration of the issuer or collateral underlying the security. In assessing the impairment, the Company compares the present value of cash flows expected to be collected with the amortized cost basis of the security. If it is determined that the decline in fair value was due to credit losses, an allowance for credit losses is recorded, limited to the amount the fair value is less than amortized cost basis. The Company did not recognize any allowance for credit losses on its available-for-sale debt securities during the years ended December 31, 2025 or 2024. The Company does not intend to sell its available-for-sale debt securities in an unrealized loss position and it is likely that it will not be required to sell the securities before their anticipated recovery.

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

The Company has made the accounting policy election to exclude accrued interest receivable on available-for-sale securities from the estimate of credit losses. Accrued interest receivable associated with debt securities available-for-sale totaled $4.2 million and $3.1 million at December 31, 2025 and December 31, 2024, respectively, and was reported in accrued interest receivable on the consolidated balance sheets. The Company elected not to measure an allowance for credit losses on accrued interest receivable, as an allowance on possible uncollectible accrued interest is not warranted.

(3)    Debt Securities Held-to-Maturity

The following is a summary of mortgage-backed securities held-to-maturity at December 31, 2025 and 2024 (in thousands):

	December 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Mortgage-backed securities:
Pass-through certificates:
GSEs	$8,339	$99	$(294)	$8,144
Total securities held-to-maturity	$8,339	$99	$(294)	$8,144

	December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Mortgage-backed securities:
Pass-through certificates:
GSEs	$9,303	$16	$(557)	$8,762
Total securities held-to-maturity	$9,303	$16	$(557)	$8,762

Contractual maturities for mortgage-backed securities are not presented, as expected maturities on mortgage-backed securities may differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without penalties. There were no sales of held-to-maturity securities for the years ended December 31, 2025, 2024 or 2023.

NORTHFIELD BANCORP, INC.  AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

At December 31, 2025, and December 31, 2024, debt securities held-to-maturity with a carrying value of $6.7 million and $9.1 million, respectively, were pledged to secure repurchase agreements and deposits. See Note 9 - “Borrowings” for further discussion regarding securities pledged or encumbered for borrowings.

Gross unrealized losses on mortgage-backed securities held-to-maturity, and the estimated fair value of the related securities, aggregated by security category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2025 and December 31, 2024 were as follows (in thousands):

	December 31, 2025
	Less than 12 months		12 months or more		Total
	Unrealized	Estimated	Unrealized	Estimated	Unrealized	Estimated
	losses	fair value	losses	fair value	losses	fair value
Mortgage-backed securities:
Pass-through certificates:
GSE	$—	$—	$(294)	$5,922	$(294)	$5,922
Total	$—	$—	$(294)	$5,922	$(294)	$5,922

	December 31, 2024
	Less than 12 months		12 months or more		Total
	Unrealized	Estimated	Unrealized	Estimated	Unrealized	Estimated
	losses	fair value	losses	fair value	losses	fair value
Mortgage-backed securities:
Pass-through certificates:
GSE	$—	$—	$(557)	$5,974	$(557)	$5,974
Total	$—	$—	$(557)	$5,974	$(557)	$5,974

The Company held nine pass-through mortgage-backed debt securities held-to-maturity issued or guaranteed by GSEs that were in a continuous unrealized loss position of twelve months or greater at December 31, 2025.

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

The Company has made the accounting policy election to exclude accrued interest receivable on held-to-maturity securities from the estimate of credit losses. Accrued interest receivable associated with held-to-maturity securities totaling $30,000 and $33,000, respectively, at December 31, 2025 and December 31, 2024 was reported in accrued interest receivable on the consolidated balance sheets. The Company elected not to measure an allowance for credit losses on accrued interest receivable, as an allowance on possible uncollectible accrued interest is not warranted.
(4)    Equity Securities

At December 31, 2025 and December 31, 2024, equity securities totaled $5.0 million and $14.3 million, respectively. Equity securities consisted of an investment in a private Small Business Administration (“SBA”) Loan Fund (the "SBA Loan Fund") recorded at net asset value of $5.0 million and $10.0 million at December 31, 2025 and December 31, 2024, respectively, and money market mutual funds, recorded at fair value of $0 and $4.3 million, at December 31, 2025 and December 31, 2024, respectively. As the SBA Loan Fund operates as a private fund, its shares are not publicly traded and, therefore, have no readily determinable market value. The SBA Loan Fund was recorded at net asset value as a practical expedient for reporting fair value.

NORTHFIELD BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

(5)    Loans

The following table summarizes the Company's loans held-for-investment, net, (in thousands):

	December 31,
	2025	2024
Real estate loans:
Multifamily	$2,361,365	$2,597,484
Commercial mortgage	911,390	889,801
One-to-four family residential mortgage	165,100	150,217
Home equity and lines of credit	198,557	174,062
Construction and land	44,522	35,897
Total real estate loans	3,680,934	3,847,461
Commercial and industrial loans	166,167	163,425
Other loans	1,409	2,165
Total commercial and industrial and other loans	167,576	165,590
Loans held-for-investment, net (excluding PCD)	3,848,510	4,013,051
PCD	8,263	9,173
Total loans held-for-investment, net	3,856,773	4,022,224
Allowance for credit losses	(38,144)	(35,183)
Net loans held-for-investment	$3,818,629	$3,987,041

The Company had loans held-for-sale of $0 and $4.9 million at December 31, 2025 and December 31, 2024, respectively.

In addition to originating loans, the Company may acquire loans through portfolio purchases or acquisitions of other companies. Purchased loans that have evidence of more than insignificant credit deterioration since origination are deemed PCD loans. For PCD loans, each loan pool is accounted for as a single asset with a single composite interest rate and an aggregate expectation of cash flows. PCD loans totaled $8.3 million at December 31, 2025, as compared to $9.2 million at December 31, 2024. The majority of the PCD loan balances were acquired as part of an FDIC-assisted transaction. At December 31, 2025, PCD loans consisted of approximately 10% one-to-four family residential loans, 21% commercial real estate loans, 58% commercial and industrial loans, and 11% in home equity loans. At December 31, 2024, PCD loans consisted of approximately 9% one-to-four family residential loans, 25% commercial real estate loans, 55% commercial and industrial loans, and 11% in home equity loans.

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

NORTHFIELD BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

The following tables presents the Company’s loans held-for-investment and current period gross charge-offs, excluding PCD loans, by loan class, credit risk ratings and year of origination, at December 31, 2025, and December 31, 2024, (in thousands):

	December 31, 2025
	2025	2024	2023	2022	2021	Prior	Revolving Loans	Total
Real Estate:
Multifamily
Pass	$102,597	$4,818	$84,164	$561,040	$600,369	$990,193	$284	$2,343,465
Special mention	—	—	—	—	1,166	6,325	—	7,491
Substandard	—	—	—	—	—	10,409	—	10,409
Total multifamily	102,597	4,818	84,164	561,040	601,535	1,006,927	284	2,361,365
Commercial mortgage
Pass	92,786	61,761	85,492	183,083	135,579	326,204	2,346	887,251
Special mention	—	—	—	—	—	8,064	—	8,064
Substandard	—	—	—	6,525	—	9,265	285	16,075
Total commercial mortgage	92,786	61,761	85,492	189,608	135,579	343,533	2,631	911,390
One-to-four family residential
Pass	20,730	16,026	13,439	20,964	11,407	80,563	640	163,769
Substandard	—	—	—	—	—	1,331	—	1,331
Total one-to-four family residential	20,730	16,026	13,439	20,964	11,407	81,894	640	165,100
Home equity and lines of credit
Pass	14,828	12,458	15,300	27,309	10,564	19,831	95,525	195,815
Special mention	—	—	—	64	—	—	—	64
Substandard	104	—	438	1,419	543	174	—	2,678
Total home equity and lines of credit	14,932	12,458	15,738	28,792	11,107	20,005	95,525	198,557
Construction and land
Pass	20,120	1,375	9,409	8,051	—	5,567	—	44,522
Total construction and land	20,120	1,375	9,409	8,051	—	5,567	—	44,522
Total real estate loans	251,165	96,438	208,242	808,455	759,628	1,457,926	99,080	3,680,934
Commercial and industrial
Pass	9,971	12,546	12,222	15,355	9,791	5,887	87,829	153,601
Special mention	—	—	555	—	—	—	2,384	2,939
Substandard	—	2,520	3,152	882	1,447	369	1,257	9,627
Total commercial and industrial	9,971	15,066	15,929	16,237	11,238	6,256	91,470	166,167
Current-period gross charge-offs	—	67	855	2,371	1,112	935	—	5,340
Other
Pass	1,365	—	—	—	—	15	26	1,406
Substandard	—	—	—	—	—	3	—	3
Total other	1,365	—	—	—	—	18	26	1,409
Total loans held-for-investment	$262,501	$111,504	$224,171	$824,692	$770,866	$1,464,200	$190,576	$3,848,510
Total current-period gross charge-offs (1)	$—	$67	$855	$2,371	$1,112	$935	$—	$5,340

(1) Excludes $343,000 of current period gross charge-offs of PCD loans.

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

NORTHFIELD BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Past Due and Non-Accrual Loans

Included in loans receivable held-for-investment are loans for which the accrual of interest income has been discontinued due to deterioration in the financial condition of the borrowers. The recorded investment of these non-accrual loans was $15.2 million and $14.3 million at December 31, 2025, and December 31, 2024, respectively. Generally, originated loans are placed on non-accrual status when they become 90 days or more delinquent, or sooner if considered appropriate by management, and remain on non-accrual status until they are brought current, have six consecutive months of performance under the loan terms, and factors indicating reasonable doubt about the timely collection of payments no longer exist. Therefore, loans may be current in accordance with their loan terms, or may be less than 90 days delinquent and still be on a non-accruing status.

When an individual loan no longer demonstrates the similar credit risk characteristics as other loans within its current segment, the Company evaluates each for expected credit losses on an individual basis. All non-accrual loans $500,000 and above and all loans designated as TDRs prior to adoption of ASU 2022-02 are individually evaluated. The non-accrual amounts included in loans individually evaluated for impairment were $8.8 million and $9.6 million at December 31, 2025, and December 31, 2024, respectively. Loans on non-accrual status with principal balances less than $500,000, and therefore not meeting the Company’s definition of an individually evaluated loan, amounted to $6.4 million at December 31, 2025, and $4.7 million at December 31, 2024. Loans past due 90 days or more and still accruing interest were $925,000 and $1.2 million at December 31, 2025, and December 31, 2024, respectively, and consisted of loans that are well-secured and in the process of collection.

The following tables set forth the detail, and delinquency status, of non-performing loans (non-accrual loans and loans past due 90 days or more and still accruing), net of deferred fees and costs, at December 31, 2025, and December 31, 2024, excluding PCD loans (in thousands):

NORTHFIELD BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

	December 31, 2025
	Total Non-Performing Loans
	Non-Accruing Loans
	Current	30-89 Days Past Due	90 Days or More Past Due	Total	90 Days or More Past Due and Accruing	Total Non-Performing Loans
Loans held-for-investment:
Real estate loans:
Multifamily
Substandard	$2,266	$—	$1,422	$3,688	$—	$3,688
Total multifamily	2,266	—	1,422	3,688	—	3,688
Commercial mortgage
Substandard	61	188	4,763	5,012	51	5,063
Total commercial mortgage	61	188	4,763	5,012	51	5,063
One-to-four family residential
Pass	—	—	—	—	—	—
Substandard	—	—	—	—	863	863
Total one-to-four family residential	—	—	—	—	863	863
Home equity and lines of credit
Pass	—	—	—	—	7	7
Substandard	—	100	1,678	1,778	—	1,778
Total home equity and lines of credit	—	100	1,678	1,778	7	1,785
Total real estate	2,327	288	7,863	10,478	921	11,399
Commercial and industrial loans
Substandard	2,746	122	1,864	4,732	—	4,732
Total commercial and industrial loans	2,746	122	1,864	4,732	—	4,732
Other loans
Substandard	—	—	—	—	4	4
Total other	—	—	—	—	4	4
Total non-performing loans	$5,073	$410	$9,727	$15,210	$925	$16,135

At December 31, 2025, the Company did not have any non-accrual loans held-for-sale, which are not included in the above table.

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

NORTHFIELD BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

The following tables set forth the detail and delinquency status of loans held-for-investment, excluding PCD loans, net of deferred fees and costs, at December 31, 2025 and December 31, 2024 (in thousands):

	December 31, 2025
		Past Due Loans
	30-89 Days Past Due	90 Days or More Past Due	90 Days or More Past Due and Accruing	Total Past Due	Current	Total Loans Receivable, net
Loans held-for-investment:
Real estate loans:
Multifamily
Pass	$471	$—	$—	$471	$2,342,994	$2,343,465
Special mention	—	—	—	—	7,491	7,491
Substandard	—	1,422	—	1,422	8,987	10,409
Total multifamily	471	1,422	—	1,893	2,359,472	2,361,365
Commercial mortgage
Pass	—	—	—	—	887,251	887,251
Special mention	—	—	—	—	8,064	8,064
Substandard	7,172	4,763	51	11,986	4,089	16,075
Total commercial mortgage	7,172	4,763	51	11,986	899,404	911,390
One-to-four family residential
Pass	1,076	—	—	1,076	162,693	163,769
Substandard	48	—	863	911	420	1,331
Total one-to-four family residential	1,124	—	863	1,987	163,113	165,100
Home equity and lines of credit
Pass	757	—	7	764	195,051	195,815
Special mention	—	—	—	—	64	64
Substandard	452	1,678	—	2,130	548	2,678
Total home equity and lines of credit	1,209	1,678	7	2,894	195,663	198,557
Construction and land
Pass	—	—	—	—	44,522	44,522
Total construction and land	—	—	—	—	44,522	44,522
Total real estate	9,976	7,863	921	18,760	3,662,174	3,680,934
Commercial and industrial
Pass	459	—	—	459	153,142	153,601
Special mention	898	—	—	898	2,041	2,939
Substandard	501	1,864	—	2,365	7,262	9,627
Total commercial and industrial	1,858	1,864	—	3,722	162,445	166,167
Other loans
Pass	—	—	4	4	1,402	1,406
Substandard	—	—	—	—	3	3
Total other loans	—	—	4	4	1,405	1,409
Total loans held-for-investment	$11,834	$9,727	$925	$22,486	$3,826,024	$3,848,510

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

NORTHFIELD BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

The following tables summarize information on non-accrual loans, excluding PCD loans, at December 31, 2025 and December 31, 2024 (in thousands):

	December 31, 2025
	Recorded Investment	Unpaid Principal Balance	With No Related Allowance
Real estate loans:
Multifamily	$3,688	$4,101	$1,681
Commercial mortgage	5,012	5,445	1,256
Home equity and lines of credit	1,778	2,027	—
Commercial and industrial	4,732	15,854	880
Total non-accrual loans	$15,210	$27,427	$3,817

	December 31, 2024
	Recorded Investment	Unpaid Principal Balance	With No Related Allowance
Real estate loans:
Multifamily	$2,609	$3,023	$1,727
Commercial mortgage	4,578	5,011	3,806
Home equity and lines of credit	1,270	1,519	—
Commercial and industrial	5,807	14,693	1,534
Total non-accrual loans	$14,264	$24,246	$7,067

The following table summarizes interest income on non-accrual loans, excluding PCD loans, during the years ended December 31, 2025 and 2024 (in thousands):

	Year Ended December 31,
	2025	2024
Real estate loans:
Multifamily	$181	$146
Commercial mortgage	97	150
Home equity and lines of credit	46	36
Commercial and industrial	338	421
Total interest income on non-accrual loans	$662	$753

NORTHFIELD BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Collateral-Dependent Loans

Loans for which the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral are considered to be collateral-dependent loans. Collateral can have a significant financial effect in mitigating exposure to credit risk and, where there is sufficient collateral, an allowance for credit losses is not recognized or is minimal. For collateral-dependent loans, the allowance for credit losses is individually assessed based on the fair value of the collateral less estimated costs of sale. The Company's collateral-dependent loans are secured by real estate, inventory and equipment. Collateral values are generally based on appraisals, which are adjusted for changes in market indices. As of December 31, 2025 and December 31, 2024, the Company had $8.4 million and $8.7 million of collateral-dependent impaired loans, respectively. The collateral-dependent loans at December 31, 2025 consisted of $4.9 million of commercial real estate loans, $1.7 million of multifamily loans, and $965,000 of one-to-four family residential loans, and $839,000 of commercial and industrial loans. The collateral-dependent loans at December 31, 2024 consisted of $5.2 million of commercial real estate loans, $1.7 million of multifamily loans, $1.5 million of commercial and industrial loans, and $264,000 of one-to-four family residential loans. For the years ended December 31, 2025 and 2024, there were no significant deterioration or changes in the collateral securing these loans.

Loan Modifications Made to Borrowers Experiencing Financial Difficulty

The Company has modified, and may modify in the future, certain loans to borrowers experiencing financial difficulty. These modifications may include a reduction in interest rate, an extension in term, principal forgiveness and/or other than insignificant payment delay.

The following tables present the amortized cost basis at December 31, 2025 and 2024 of loan modifications made to borrowers experiencing financial difficulty that were modified during the years ended December 31, 2025 and 2024 by class and by type of modification (dollars in thousands):

	Year Ended December 31, 2025
	Payment Delay	Payment Delay and Interest Rate Reduction	Payment Delay, Term Extension, and Interest Rate Reduction	Total	Percentage of Total Class of Financing Receivable
Commercial mortgage	$1,728	$—	$—	$1,728	0.19%
Commercial and industrial	175	203	2,851	3,229	1.94%
Total loans	$1,903	$203	$2,851	$4,957

	Year Ended December 31, 2024
	Principal Forgiveness, Interest Rate Reduction and Term Extension	Payment Delay	Term Extension	Interest Rate Reduction	Payment Delay, Term Extension, and Interest Rate Reduction	Total	Percentage of Total Class of Financing Receivable
Commercial mortgage	$—	$—	$380	$—	$293	$673	0.08%
Home equity and lines of credit	—	—	—	201	—	201	0.12%
Commercial and industrial	2,494	446	—	—	137	3,077	1.88%
Total loans	$2,494	$446	$380	$201	$430	$3,951

NORTHFIELD BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

The following table presents the financial effect of loan modifications made to borrowers experiencing financial difficulty during the years ended December 31, 2025 and 2024 (in thousands):

	Weighted-Average Term Extension (in months)	Weighted-Average Interest Rate Reduction
Year Ended December 31, 2025
Commercial and industrial	36	1.80%
Year Ended December 31, 2024
Commercial mortgage	60	3.00%
Home equity and lines of credit	—	3.50%
Commercial and industrial	35	3.87%

There were no commitments to lend additional funds to borrowers experiencing financial difficulty whose terms have been restructured at December 31, 2025.

For modified loans, a subsequent payment default is defined in terms of delinquency, when a principal or interest payment is 90 days past due or classified into non-accrual status during the reporting period. During the preceding twelve months, there was one commercial and industrial loan with a balance of approximately $227,000, at December 2024, that subsequently defaulted and was charged-off in full during the year ended December 31, 2025.

The Company closely monitors the performance of loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of the modification efforts. The following tables present the aging analysis of loan modifications made to borrowers experiencing financial difficulty during the years ended December 31, 2025 and 2024 (in thousands):

	Year Ended December 31, 2025
	Current	30-89 Days Past Due	90 Days or More Past Due	Non-Accrual	Total
Commercial mortgage	$3,054	$—	$—	$—	$3,054
Commercial and industrial	1,728	—	—	175	1,903
Total loans	$4,782	$—	$—	$175	$4,957

	Year Ended December 31, 2024
	Current	30-89 Days Past Due	90 Days or More Past Due	Non-Accrual	Total
Commercial mortgage	$673	$—	$—	$—	$673
Home equity and lines of credit	201	—	—	—	201
Commercial and industrial	219	137	—	2,721	3,077
Total loans	$1,093	$137	$—	$2,721	$3,951

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

The table below summarizes the allowance for credit losses for off-balance sheet credit exposures as of, and for the years ended December 31, 2025 and 2024 (in thousands):

	Year Ended December 31,
	2025	2024
Balance at beginning of year	$518	$236
(Benefit)/expense for credit losses	(228)	282
Balance at end of year	$290	$518

A summary of changes in the allowance for credit losses for the years ended December 31, 2025, 2024, and 2023 follows (in thousands):

	December 31,
	2025	2024	2023
Balance at beginning of year	$35,183	$37,535	$42,617
Provision for credit losses	7,402	4,281	1,353
Recoveries	1,242	376	145
Charge-offs	(5,683)	(7,009)	(6,580)
Balance at end of year	$38,144	$35,183	$37,535

NORTHFIELD BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

The following tables set forth activity in our allowance for credit losses by loan type, as of, and for the years ended, December 31, 2025 and December 31, 2024. The following tables also detail the amount of loans receivable held-for-investment, net of deferred loan fees and costs, that are evaluated, individually and collectively, for impairment, and the related portion of allowance for credit losses that is allocated to each loan portfolio segment (in thousands):

	December 31, 2025
	Real Estate
	Commercial (1)	One-to-Four Family	Home Equity and Lines of Credit	Construction and Land	Commercial and Industrial	Other	Total Loans (excluding PCD)	PCD	Total
Allowance for credit losses:
Beginning balance	$20,949	$2,245	$2,254	$103	$6,724	$4	$32,279	$2,904	$35,183
Charge-offs	—	—	—	—	(5,340)	—	(5,340)	(343)	(5,683)
Recoveries	62	—	—	—	1,143	—	1,205	37	1,242
Provisions (credit)	3,471	(32)	626	(1)	3,315	—	7,379	23	7,402
Ending balance	$24,482	$2,213	$2,880	$102	$5,842	$4	$35,523	$2,621	$38,144
Ending balance: individually evaluated for impairment	$705	$—	$—	$—	$488	$—	$1,193	$—	$1,193
Ending balance: collectively evaluated for impairment	$23,777	$2,213	$2,880	$102	$5,354	$4	$34,330	$—	$34,330
Ending balance: PCD loans evaluated for impairment (2)	$—	$—	$—	$—	$—	$—	$—	$2,621	$2,621
Loans, net:
Ending balance	$3,272,755	$165,100	$198,557	$44,522	$166,167	$1,409	$3,848,510	$8,263	$3,856,773
Ending balance: individually evaluated for impairment	$7,211	$1,234	$16	$—	$3,278	$—	$11,739	$—	$11,739
Ending balance: collectively evaluated for impairment	$3,265,544	$163,866	$198,541	$44,522	$162,868	$1,409	$3,836,750	$—	$3,836,750
Ending balance: PCD loans evaluated for impairment (2)	$—	$—	$—	$—	$—	$—	$—	$8,263	$8,263
PPP loans not evaluated for impairment (3)	$—	$—	$—	$—	$21	$—	$21	$—	$21

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

NORTHFIELD BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

	December 31, 2024
	Real Estate
	Commercial (1)	One-to-Four Family	Home Equity and Lines of Credit	Construction and Land	Commercial and Industrial	Other	Total Loans (excluding PCD)	PCD	Total
Allowance for credit losses:
Beginning balance	$23,255	$3,285	$1,705	$149	$6,050	$6	$34,450	$3,085	$37,535
Charge-offs	(136)	—	—	—	(6,873)	—	(7,009)	—	(7,009)
Recoveries	57	9	92	—	218	—	376	—	376
Provisions (credits)	(2,227)	(1,049)	457	(46)	7,329	(2)	4,462	(181)	4,281
Ending balance	$20,949	$2,245	$2,254	$103	$6,724	$4	$32,279	$2,904	$35,183
Ending balance: individually evaluated for impairment	$—	$—	$2	$—	$1,274	$—	$1,276	$—	$1,276
Ending balance: collectively evaluated for impairment	$20,949	$2,245	$2,252	$103	$5,450	$4	$31,003	$—	$31,003
Ending balance: PCD loans evaluated for impairment (2)	$—	$—	$—	$—	$—	$—	$—	$2,904	$2,904
Loans, net:
Ending balance	$3,487,285	$150,217	$174,062	$35,897	$163,425	$2,165	$4,013,051	$9,173	$4,022,224
Ending balance: individually evaluated for impairment	$7,730	$555	$20	$—	$4,070	$—	$12,375	$—	$12,375
Ending balance: collectively evaluated for impairment	$3,479,555	$149,662	$174,042	$35,897	$159,237	$2,165	$4,000,558	$—	$4,000,558
Ending balance: PCD loans evaluated for impairment (2)	$—	$—	$—	$—	$—	$—	$—	$9,173	$9,173
PPP loans not evaluated for impairment (3)	$—	$—	$—	$—	$118	$—	$118	$—	$118

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

NORTHFIELD BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

(7)    Premises and Equipment, Net

At December 31, 2025 and 2024, premises and equipment, less accumulated depreciation and amortization, consists of the following (in thousands):

	December 31,
	2025	2024
At cost:
Land	$4,940	$4,940
Buildings and improvements	12,095	12,005
Capital leases	2,619	2,600
Furniture, fixtures, and equipment	34,879	33,873
Leasehold improvements	29,808	29,773
	84,341	83,191
Accumulated depreciation and amortization	(64,403)	(61,206)
Premises and equipment, net	$19,938	$21,985

Depreciation expense for the years ended December 31, 2025, 2024, and 2023, was $3.2 million, $3.6 million, and $3.7 million, respectively. There were no sales of premises and equipment during the year ended December 31, 2025. The Company sold premises and equipment during 2024, with a book balance of $389,000 and realized a gain of $3.4 million. There were no sales of premises and equipment in 2023.

(8)    Deposits

Deposit account balances are summarized as follows (dollars in thousands):

	As of December 31,
	2025		2024
	Amount	Weighted Average Rate	Amount	Weighted Average Rate
Transaction:
Negotiable orders of withdrawal and interest-bearing checking	$1,421,244	2.06%	$1,286,154	2.11%
Non-interest bearing checking	736,249	—%	706,976	—%
Total transaction	2,157,493	1.36%	1,993,130	1.36%
Savings:
Money market	275,483	1.84%	272,145	1.87%
Savings	858,600	1.40%	904,163	1.71%
Total savings	1,134,083	1.51%	1,176,308	1.75%
Certificates of deposit:
Under $250,000	582,192	3.41%	844,360	4.10%
$250,000 or more	142,041	3.47%	124,679	4.26%
Total certificates of deposit	724,233	3.42%	969,039	4.12%
Total deposits	$4,015,809	1.77%	$4,138,477	2.12%

The Company had brokered deposits (included in certificates of deposit under $250,000 in the table above) of $40.5 million and $263.4 million at December 31, 2025 and 2024, respectively.

NORTHFIELD BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Scheduled maturities of certificates of deposit are summarized as follows (in thousands):

December 31, 2025
2026	$665,931
2027	8,752
2028	9,499
2029	20,659
2030	19,392
Total	$724,233

Interest expense on deposits is summarized as follows (in thousands):

	December 31,
	2025	2024	2023
Transaction	$29,514	$27,676	$16,553
Savings and money market	19,456	22,552	13,855
Certificates of deposit	29,915	32,044	18,345
	$78,885	$82,272	$48,753

(9)    Borrowings

Borrowings consisted of FHLB advances, floating rate advances and other interest-bearing liabilities and are summarized as follows (in thousands):

	December 31,
	2025	2024
FHLB advances (1)	$893,826	$658,472
Floating rate advances and other interest-bearing liabilities	6,390	7,930
	$900,216	$666,402

(1) Includes a $130.0 million overnight line of credit at December 31, 2025.
All FHLB advances as of December 31, 2025, have fixed rates at rates ranging from 0.95% to 4.66%, averaging 3.85%, and are payable at stated maturities from January 2, 2026, through September 5, 2028, with a prepayment penalty. All FHLB advances as of December 31, 2024, have fixed rates at rates ranging from 0.87% to 4.66%, averaging 3.47%, and were payable at stated maturities from January 10, 2025, through July 3, 2028, with a prepayment penalty.
At December 31, 2025 and 2024, FHLB advances had contractual maturities as follows (in thousands):

December 31, 2025
FHLB
Advances
2026	$558,483
2027	173,000
2028	162,343
$893,826

NORTHFIELD BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

December 31, 2024
FHLB
Advances
2025	$183,184
2026	148,000
2027	173,000
2028	154,288
$658,472

Further information regarding FHLB advances, repurchase agreements and Bank Term Funding Program (“BTFB”) borrowings is summarized as follows (in thousands):

	December 31,
	2025	2024	2025	2024	2025	2024
	FHLB Advances		Repurchase Agreements		BTFP Borrowings
Average balance during year	$730,203	$706,473	$—	$9,699	$—	$259,031
Maximum outstanding at any month end	$893,826	$783,553	$—	$25,000	$—	$374,500
Weighted average interest rate at end of year	3.85%	3.47%	—%	—%	—%	—%
Weighted average interest rate during year	4.04%	3.55%	—%	2.46%	—%	4.83%
FHLB advances are secured by a blanket lien on unencumbered securities and the Company’s FHLB capital stock. All FHLB advances have fixed rates
The Company had no repurchase agreements or BTFP borrowings at December 31, 2025 or 2024.
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

The Company has the ability to obtain additional funding from the FHLB and Federal Reserve Bank discount window of approximately $1.83 billion, utilizing unencumbered and unpledged securities of $727.1 million and multifamily loans of $1.10 billion at December 31, 2025. The Company expects to have sufficient funds available to meet current commitments in the normal course of business.
(10)        Subordinated Debt

On June 17, 2022, the Company issued $62.0 million in aggregate principal amount of fixed-to-floating subordinated notes (the “Notes”) to certain institutional investors. The Notes mature on June 30, 2032, unless redeemed earlier. The Notes initially bear interest, payable semi-annually in arrears, at a fixed rate of 5.00% per annum until June 30, 2027. Beginning June 30, 2027 and until maturity or redemption, the interest rate applicable to the outstanding principal amount of the Notes due will reset quarterly to an interest rate per annum equal to the then current three-month Secured Overnight Financing Rate plus 200 basis points, payable quarterly in arrears. The Company has the option to redeem the Notes, at par and in whole or in part, beginning on June 30, 2027 and to redeem the Notes at any time in whole upon certain other events. Any redemption of the Notes will be subject to prior regulatory approval to the extent required. Debt issuance costs totaled $1.1 million and are being amortized to maturity. At December 31, 2025 and December 31, 2024, subordinated debt totaled $61.7 million and $61.4 million, respectively, which included $335,000 and $558,000, respectively, of unamortized debt issuance costs. The Company recognized amortization expense of $223,000 for each of the years ended December 31, 2025, 2024 and 2023. On September 16, 2022, the Company exchanged the Notes for the publicly registered subordinated notes.

NORTHFIELD BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(11)    Income Taxes

Income tax expense (benefit) consists of the following (in thousands):

	December 31,
	2025	2024	2023
Federal tax expense (benefit):
Current	$11,280	$6,256	$7,438
Deferred	(524)	940	1,880
	10,756	7,196	9,318
State and local tax expense (benefit):
Current	5,959	3,038	3,734
Deferred	(460)	322	1,039
	5,499	3,360	4,773
Total income tax expense	$16,255	$10,556	$14,091

A reconciliation between the amount of reported total income tax expense and the amount computed by multiplying consolidated income before taxes by the statutory federal income tax rate of 21 percent for the years ended December 31, 2025, 2024, and 2023, is as follows (dollars in thousands):

	December 31,
	2025		2024		2023
	Amount	Percent	Amount	Percent	Amount	Percent
Federal tax expense at statutory rate	$3,581	21.0%	$8,505	21.0%	$10,869	21.0%
Increase (decrease) in taxes resulting from:
State income tax, net of federal income tax (l)	4,344	25.5%	2,654	6.6%	3,770	7.3%
Non-taxable or non-deductible items
Goodwill Impairment	8,612	50.5%	—	—%	—	—%
Bank owned life insurance	(1,484)	(8.7)%	(885)	(2.2)%	(762)	(1.5)%
Incentive stock options expired	580	3.4%	572	1.4%	—	—
Interest expense disallowance	355	2.1%	—	—%	—	—
Other, net (2)	267	1.5%	296	0.7%	214	0.4%
Change in tax rate in accumulated other comprehensive income	—	—	(586)	(1.4)%	—	—
Income tax expense	$16,255	95.3%	$10,556	26.1%	$14,091	27.2%

(1) State taxes in New Jersey made up the majority (greater than 50%) of the tax effect of this category.
(2) The other nontaxable or nondeductible items category includes items such as tax exempt interest income, ESOP adjustments, and other non-deductible expenses. None of those items individually or in the aggregate exceeded the 5% quantitative threshold for separate disaggregation.

NORTHFIELD BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2025 and 2024, are as follows (in thousands):

	December 31,
	2025	2024
Deferred tax assets:
Allowance for credit losses	$10,971	$10,039
Deferred compensation	2,452	2,630
Accrued salaries	1,219	879
Postretirement benefits	257	261
Equity awards	874	1,397
Straight-line leases adjustment	1,133	1,297
Reserve for accrued interest receivable	735	713
Employee Stock Ownership Plan	627	637
Other	744	778
Depreciation	4,099	3,854
Fair value adjustments of acquired loans	477	524
Unrealized losses on securities	1,839	8,695
Total gross deferred tax assets	25,427	31,704
Deferred tax liabilities:
Fair value adjustments of acquired securities	87	105
Fair value adjustments of deposit liabilities	—	19
Deferred loan fees	2,376	2,427
Other	26	39
Total gross deferred tax liabilities	2,489	2,590
Net deferred tax asset	$22,938	$29,114

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

As a savings institution, the Bank is subject to a special federal tax provision regarding its frozen tax bad debt reserve. At December 31, 2025 and December 31, 2024, the Bank’s federal tax bad debt base-year reserve was $5.9 million, with a related net deferred tax liability of $1.7 million, which has not been recognized since the Bank does not expect that this reserve will become taxable in the foreseeable future. Events that would result in taxation of this reserve include redemptions of the Bank’s stock or certain excess distributions by the Bank to the Company.

A reconciliation of the Company’s uncertain tax positions are as follows (in thousands):

	December 31,
	2025	2024	2023
Beginning balance	$407	$299	$87
Settlements based on tax positions related to prior years	—	(298)	(135)
Additions based on tax positions related to prior years	422	406	347
Ending balance	$829	$407	$299

NORTHFIELD BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
The following table presents income taxes paid for the years ended December 31, 2025, 2024, and 2023, is as follows (dollars in thousands):

	December 31,
	2025	2024	2023
Federal taxes paid (1)	$7,452	$4,277	$12,404
State and city taxes paid
New York	528	1,072	1,176
New Jersey	1,837	1,101	3,670
New York City	718	708	924
Delaware	200	200	200
Total state and city taxes paid	3,283	3,081	5,970
Total income taxes paid	$10,735	$7,358	$18,374

(1) The Company has no foreign operations and did not incur foreign income tax expense or pay foreign income taxes during the periods presented.

The Company recognizes interest and penalties on income taxes in income tax expense.
The following years are open for examination or under examination:
•Federal tax filings for 2022 through present.
•New York State tax filings for 2022 through present.
•New York City tax filings for 2022 through present.
•New Jersey tax filings for 2021 through present.

(12)    Retirement Benefits
The Company has a 401(k) plan for its employees, which provides eligible employees (those salaried employees with at least 30 days of service) the opportunity to invest from 2% to 100% (subject to certain IRS limitations) of their base compensation in certain investment alternatives. The Company contributes an amount equal to 25% of employee contributions on the first 6% of base compensation contributed by eligible employees for the first three years of participation. After three years of participation, the Company's matching contribution increases from 25% to 50% of an employee’s contributions, on the first 6% of base compensation contributed by eligible employees. A member becomes fully vested in the Company’s contributions upon (a) completion of five years of service, or (b) normal retirement, early retirement, permanent disability, or death. The Company’s contribution to this plan amounted to approximately $755,000, $736,000, and $629,000 for the years ended December 31, 2025, 2024, and 2023, respectively.
The Company maintains the Northfield Bank ESOP. The ESOP is a tax-qualified plan invested in the Company’s common stock. The ESOP provides employees with the opportunity to receive a funded retirement benefit from the Bank, based on the value of the Company’s common stock. The ESOP purchased 2,463,884 shares of the Company’s common stock in the Company’s initial public offering at a price of $7.13 per share, as adjusted. This purchase was funded with a loan from Northfield Bancorp, Inc. to the ESOP. The outstanding balance of the loan at December 31, 2025 and 2024 was $5.0 million and $5.9 million, respectively. The shares of the Company’s common stock purchased in the initial public offering are pledged as collateral for the loan. Shares are released for allocation to participants as loan payments are made. A total of 107,212 and 106,215 shares were released and allocated to participants of the ESOP for the years ended December 31, 2025 and 2024, respectively. Cash dividends on unallocated shares are utilized to satisfy required debt payments, which releases additional shares to participants.
Upon completion of the Company’s second-step conversion, a second ESOP was established for employees in 2013, which purchased 1,422,357 shares of the Company’s common stock at a price of $10.00 per share. The purchase was funded with a loan from Northfield Bancorp, Inc. to the second ESOP. The outstanding balance at December 31, 2025 and 2024 was $8.9 million and $9.4 million, respectively. The shares of the Company’s common stock purchased in the second-step conversion are pledged as collateral for the loan. Shares are released for allocation to participants as loan payments are made. A total of 54,792 and 54,083 shares were released and allocated to participants of the second ESOP for the years ended December 31, 2025 and 2024, respectively. Cash dividends on unallocated shares are utilized to satisfy required debt payments. Dividends on allocated shares are utilized to prepay debt which releases additional shares to participants.

NORTHFIELD BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
ESOP compensation expense for both plans for the years ended December 31, 2025, 2024, and 2023 was $1.2 million, $1.1 million, and $1.3 million, respectively.
The Company maintains a Supplemental Employee Stock Ownership Plan (the “SESOP”), a non-qualified plan, that provides supplemental benefits to certain executives who are prevented from receiving the full benefits contemplated by the ESOP’s benefit formula due to tax law limits for tax-qualified plans. The supplemental payments for the SESOP consist of cash payments representing the value of Company shares that cannot be allocated to participants under the ESOP due to legal limitations imposed on tax-qualified plans. The Company's required contributions to the SESOP plan were $30,000, $30,000, and $53,000 for the years ended December 31, 2025, 2024, and 2023, respectively.
The Company provides post-retirement medical and life insurance to a limited number of retired individuals. The Company also provides retiree life insurance benefits to all qualified employees, up to certain limits. The following tables set forth the funded status and components of postretirement benefit costs at December 31 measurement dates (in thousands):

	2025	2024	2023
Accumulated postretirement benefit obligation beginning of year	$968	$1,051	$815
Interest cost	53	51	53
Actuarial (gain) loss	20	(25)	289
Benefits paid	(88)	(109)	(106)
Accumulated postretirement benefit obligation end of year	953	968	1,051
Accrued liability (included in accrued expenses and other liabilities)	$953	$968	$1,051
The following table sets forth the amounts recognized in accumulated other comprehensive income (in thousands):

	December 31,
	2025	2024
Net loss	$164	$152
Prior service credit	(75)	(94)
Loss recognized in accumulated other comprehensive income	$89	$58

The estimated net loss and prior service credit that will be amortized from accumulated other comprehensive income into net periodic cost in 2026 are $6,000 and $19,000, respectively.

The following table sets forth the components of net periodic postretirement benefit costs for the years ended December 31, 2025, 2024, and 2023 (in thousands):

	December 31,
	2025	2024	2023
Interest cost	$53	$51	$53
Amortization of prior service credits	(19)	(19)	(19)
Amortization of unrecognized loss	7	9	4
Net postretirement benefit cost included in compensation and employee benefits	$41	$41	$38
The assumed discount rate related to plan obligations reflects the weighted average of published market rates for high-quality corporate bonds with terms similar to those of the plans expected benefit payments, rounded to the nearest quarter percentage point.

NORTHFIELD BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
The Company’s discount rate and rate of compensation increase used in accounting for the plan are as follows:

	2025	2024	2023
Assumptions used to determine benefit obligation at period end:
Discount rate	5.61%	5.54%	4.83%
Rate of increase in compensation(1)	N/A	N/A	N/A
Assumptions used to determine net periodic benefit cost for the year:
Discount rate	5.54%	4.83%	5.02%
Rate of increase in compensation(1)	N/A	N/A	N/A

 (1) Since the covered population is only retirees, a compensation rate increase assumption was not used.
At December 31, 2025, a medical cost trend rate of 8.25% decreasing 0.50% per year thereafter until an ultimate rate of 4.75% is reached, was used in the plan’s valuation. The Company’s healthcare cost trend rates are based, among other things, on the Company’s own experience and third-party analysis of recent and projected healthcare cost trends.
A one percentage-point change in assumed healthcare cost trends would have the following effects (in thousands):

	One Percentage Point Increase		One Percentage Point Decrease
	2025	2024	2025	2024
Aggregate of service and interest components of net periodic cost (benefit)	$4	$4	$(4)	$(4)
Effect on accumulated postretirement benefit obligation	85	85	(76)	(76)

Benefit payments of approximately $88,000, $109,000, and $106,000 were made in 2025, 2024, and 2023, respectively. The benefits expected to be paid under the postretirement health benefits plan for the next five years are as follows: $90,000 in 2026; $96,000 in 2027; $97,000 in 2028; $97,000 in 2029; and $96,000 in 2030. The benefit payments expected to be paid in the aggregate for the years 2031 through 2035 are $427,000. The expected benefits are based on the same assumptions used to measure the Company’s benefit obligation at December 31, 2025, and include estimated future employee service.
The Company maintains a nonqualified plan to provide for the elective deferral of all or a portion of director fees by members of the Board of Directors, deferral of all or a portion of the compensation and/or annual incentive compensation payable to eligible employees of the Company, and to provide to certain officers of the Company benefits in excess of those permitted to be paid by the Company’s savings plan, ESOP, and profit-sharing plan under the applicable Internal Revenue Code. The plan obligation was approximately $16.8 million and $15.8 million at December 31, 2025 and 2024, respectively, and is included in accrued expenses and other liabilities on the consolidated balance sheets. Income under this plan was $1.7 million for the year ended December 31, 2025, $1.7 million for the year ended December 31, 2024, and $1.7 million for the year ended December 31, 2023. The Company invests to fund this future obligation, in various mutual funds designated as trading securities. The securities are marked-to-market through current period earnings as a component of non-interest income. Accrued obligations under this plan are credited or charged with the return on the trading securities portfolio as a component of compensation and benefits expense.
(13)    Equity Incentive Plans
In 2019, the Northfield Bancorp, Inc. 2019 Equity Incentive Plan (the “2019 EIP”) was approved by stockholders of the Company. Under the 2019 EIP, the maximum number of shares of stock that may be delivered to participants in the form of stock options and stock appreciation rights (“SARs”) is 6,000,000. To the extent an equity award is issued in the form of a restricted stock grant, or restricted stock unit, the number of stock options/SARs that can be granted is reduced by 4.5. The maximum number of shares of stock that may be delivered to participants in the form of restricted stock awards and restricted stock units is 1,333,333 shares. As of December 31, 2025, a total of 1,205,988 stock options, SARs and restricted stock awards or restricted stock units remained available for issuance under the 2019 EIP, of which the maximum number of restricted stock awards and restricted stock units available for issuance was 267,997.

NORTHFIELD BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
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
There were no stock options granted in 2025, 2024 or 2023.
During the years ended December 31, 2025, 2024, and 2023, the Company recorded $3.0 million, $2.3 million, and $2.4 million of stock-based compensation, respectively.
The following table is a summary of the Company’s stock options as of December 31, 2025, and changes therein during the year then ended:

	Number of Stock Options	Weighted Average Grant Date Fair Value	Weighted Average Exercise Price	Weighted Average Contractual Life (years)
Outstanding- December 31, 2023	1,544,306	$4.03	$14.05	1.01
Forfeited or cancelled	(843,203)	3.97	13.18	—
Exercised	—	—	—	—
Outstanding- December 31, 2024	701,103	4.11	15.09	0.63
Forfeited or cancelled	(621,103)	4.07	14.76	—
Outstanding and Exercisable - December 31, 2025	80,000	4.44	17.67	1.36
There was no remaining future stock option expense related to the options outstanding as of December 31, 2025, as all are vested.
During 2025, the Company granted to directors and employees, under the 2019 Equity Incentive Plan, 238,186 restricted stock awards with a total grant date fair value of $2.8 million. Of these grants, 41,679 vest one year from the date of grant, 6,183 vest in equal installments over a two-year period beginning one year from the date of grant, and 190,324 vest in equal installments over a three-year period beginning one year from the date of grant. The Company also issued 59,735 performance-based restricted stock units to its executive officers with a total grant date fair value of $697,000. Vesting of the performance-based restricted stock units will be based on achievement of certain levels of Core Return on Average Assets and will cliff vest after a three-year measurement period ending on January 24, 2028. At the end of the performance period, the number of actual shares to be awarded may vary between 0% and 225% of target amounts.
During 2024, the Company granted to directors and employees, under the 2019 Equity Incentive Plan 196,554 restricted stock awards with a total grant-date fair value of $2.6 million. Of these grants, 40,708 vest one year from the date of grant and 155,846 vest in equal installments over a three-year period beginning one year from the date of grant. The Company also issued 43,672 performance-based restricted stock units to its executive officers with a total grant date fair value of $581,000. Vesting of the performance-based restricted stock units will be based on achievement of certain levels of Core Return on Average Assets and will cliff-vest after a three-year measurement period ending January 26, 2027. At the end of the performance period, the number of actual shares to be awarded may vary between 0% and 225% of target amounts.
During 2023, the Company granted to directors and employees, under the 2019 Equity Incentive Plan, 157,525 restricted stock awards with a total grant-date fair value of $2.3 million. A further 2,357 restricted stock awards with a total grant date fair value of $25,000 were granted to an employee in August 2023. Of these grants, 36,170 vest one year from the date of grant and 123,712 vest in equal installments over a three-year period beginning one year from the date of grant. The Company also issued 34,724 performance-based restricted stock units to its executive officers with a total grant date fair value of $499,000. Vesting of the performance-based restricted stock units will be based on achievement of certain levels of Core Return on Average Assets and will cliff-vest after a three-year measurement period ended January 27, 2026. At the end of the performance period, the number of actual shares to be awarded may vary between 0% and 120% of target amounts.

NORTHFIELD BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
The following is a summary of the status of the Company’s restricted shares as of December 31, 2025, and changes therein during the year then ended (dollars in thousands):

	Restricted Stock Awards	Weighted Average Grant Date Fair Value	Performance Stock Awards	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2023	286,803	$14.40	$74,923	$14.09
Granted	198,911	13.20	43,672	13.31
Vested	(134,484)	14.49	(14,794)	12.36
Forfeited	(13,456)	13.71	(10,193)	12.36
Non-vested at December 31, 2024	337,774	13.71	93,608	14.19
Granted	238,186	11.66	59,735	11.66
Vested	(184,309)	13.90	—	—
Forfeited	(18,493)	12.54	(20,631)	15.78
Non-vested at December 31, 2025	373,158	$12.36	132,712	$12.80
Expected future stock award expense related to the non-vested restricted awards as of December 31, 2025, is $2.2 million over an average period of 1.3 years. Expected future stock award expense related to the non-vested performance share awards as of December 31, 2025, was $686,000 over a weighted average period of 1.3 years.

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
At December 31, 2025 and 2024, the following commitment and contingent liabilities existed that are not reflected in the accompanying consolidated financial statements (in thousands):

	December 31,
	2025	2024
Commitments to extend credit	$21,736	$51,260
Unused lines of credit	316,348	261,783
Standby letters of credit	4,982	5,362
The Company’s maximum exposure to credit losses in the event of nonperformance by the other party to these commitments is represented by the contractual amount. The Company uses the same credit policies in granting commitments and conditional obligations as it does for amounts recorded on the consolidated balance sheets. These commitments and obligations do not necessarily represent future cash flow requirements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary, is based on management’s assessment of risk. Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third-party. The guarantees generally extend for a term of up to one year and are fully collateralized. For each guarantee issued, if the customer defaults on a payment to the third party, the Company would have to perform under the guarantee. The unamortized fee on standby letters of credit approximates their fair value; such fees were insignificant at both December 31, 2025 and 2024.
The Company maintains an allowance for credit losses on commitments to extend credit. The reserve for off-balance sheet exposures is determined using the CECL reserve factor in the related funded loan segment, adjusted for an average historical funding rate. At December 31, 2025 and 2024, the allowance was $290,000 and $518,000, respectively, and is recorded in other liabilities on the consolidated balance sheets. The corresponding provision is included in other non-interest expense. For further details on the allowance for credit losses on off-balance sheet exposures refer to Note 6 - “Allowance for Credit Losses (“ACL”) on Loans.”

NORTHFIELD BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
At December 31, 2025, the Company was obligated under non-cancelable operating leases on property used for banking purposes. Most leases contain escalation clauses and renewal options which provide for increased rentals as well as for increases in certain property costs including real estate taxes, common area maintenance, and insurance. For further details on leases see Note 20 - “Leases.”
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
Additionally, the Bank provides separation benefits to a limited number of Senior Vice Presidents and Vice Presidents to be paid in the event of a qualifying termination, the maximum benefit to be paid is up to fifteen months of base salary.
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
At December 31, 2025, and 2024, as set forth in the following tables, both Northfield Bank and the Company exceeded all of the regulatory capital requirements to which they were subject at such dates.

NORTHFIELD BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
The following is a summary of Northfield Bank’s regulatory capital amounts and ratios compared to the regulatory requirements as of December 31, 2025 and 2024, for classification as a well-capitalized institution and minimum capital amounts and ratios compared to the regulatory requirements as of December 31, 2025 and December 31, 2024 (dollars in thousands):

					For Well
			For Capital		Capitalized
			Adequacy		Under Prompt Corrective
	Actual		Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2025:
CBLR	$728,406	12.84%	$510,525	9.00%	$510,525	9.00%
As of December 31, 2024:
CBLR	$703,514	12.46%	$508,179	9.00%	$508,179	9.00%

The following is a summary of the Company's regulatory capital amounts and ratios compared to the regulatory requirements as of December 31, 2025 and 2024, for classification as well-capitalized and minimum capital (dollars in thousands):

					For Well
			For Capital		Capitalized
			Adequacy		Under Prompt Corrective
	Actual		Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2025:
CBLR	$694,279	12.24%	$510,525	9.00%	$510,525	9.00%
As of December 31, 2024:
CBLR	$683,911	12.11%	$508,179	9.00%	$508,179	9.00%

(16)    Fair Value Measurements
The following tables present the assets reported on the consolidated balance sheets at their estimated fair value as of December 31, 2025 and 2024, by level within the fair value hierarchy as required by the Fair Value Measurements and Disclosures Topic of the FASB Accounting Standards Codification. Financial assets and liabilities are classified in their entirety based on the level of input that is significant to the fair value measurement. The fair value hierarchy is as follows:
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

	Fair Value Measurements at December 31, 2025 Using:
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Measured on a recurring basis:
Assets:
Investment securities:
Debt securities available-for-sale:
U.S. Government agency securities	$558	$—	$558	$—
Mortgage-backed securities:
Pass-through certificates:
GSE	506,949	—	506,949	—
REMICs:
GSE	872,099	—	872,099	—
Total mortgage-backed securities	1,379,048	—	1,379,048	—
Other debt securities:
Municipal bonds	614	—	614	—
Corporate bonds	32,199	—	32,199	—
Total other debt securities	32,813	—	32,813	—
Total debt securities available-for-sale	1,412,419	—	1,412,419	—
Trading securities	15,215	15,215	—	—
Equity securities (1)	—	—	—	—
Total	$1,427,634	$15,215	$1,412,419	$—

Measured on a non-recurring basis:
Assets:
Loans individually evaluated for impairment:
Real estate loans:
Commercial mortgage	$2,718	$—	$—	$2,718
Multifamily	1,681	—	—	1,681
Total individually evaluated real estate loans	4,399	—	—	4,399
Commercial and industrial loans	2,790	—	—	2,790
Total	$7,189	$—	$—	$7,189

(1) Excludes investment measured at net asset value of $5.0 million at December 31, 2025, which has not been classified in the fair value hierarchy.

NORTHFIELD BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

	Fair Value Measurements at December 31, 2024 Using:
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Measured on a recurring basis:
Assets:
Investment securities:
Debt securities available-for-sale:
U.S Government agency securities	$75,348	$—	$75,348	$—
Mortgage-backed securities:
Pass-through certificate:
GSE	261,676	—	261,676	—
REMICs:
GSE	727,343	—	727,343	—
Total mortgage-backed securities	989,019	—	989,019	—
Other debt securities:
Municipal bonds	685	—	685	—
Corporate bonds	35,765	—	35,765	—
Total other debt securities	36,450	—	36,450	—
Total debt securities available-for sale	1,100,817	—	1,100,817	—
Trading securities	13,884	13,884	—	—
Equity securities (1)	4,261	4,261	—	—
Total	$1,118,962	$18,145	$1,100,817	$—

Measured on a non-recurring basis:
Assets:
Loans individually evaluated for impairment:
Real estate loans:
Commercial mortgage	$1,083	$—	$—	$1,083
Multifamily	1,727	—	—	1,727
Home equity and lines of credit	18	—	—	18
Total individually evaluated real estate loans	2,828	—	—	2,828
Commercial and industrial loans	1,291	—	—	1,291
Total	$4,119	$—	$—	$4,119

(1) Excludes investment measured at net asset value of $10.0 million at December 31, 2024, which has not been classified in the fair value hierarchy.

NORTHFIELD BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
The following table presents qualitative information for Level 3 assets measured at fair value on a non-recurring basis at December 31, 2025 (dollars in thousands):

	Fair Value	Valuation Methodology	Unobservable Inputs	Range of Inputs
	(in thousands)
Individually evaluated loans:
Commercial mortgage	$2,718	Appraisals	Adjustments to selling cost	7.0% - 10.0%
Multifamily	1,681	Appraisals	Adjustments to selling costs	0% - 10.0%
Commercial and industrial loans	2,790	Discounted cash flows	Interest rates	15.0%
The following table presents qualitative information for Level 3 assets measured at fair value on a non-recurring basis at December 31, 2024 (dollars in thousands):

	Fair Value	Valuation Methodology	Unobservable Inputs	Range of Inputs
	(in thousands)
Individually evaluated loans:
Commercial mortgage	$1,083	Appraisals	Adjustments to selling cost	7.0% - 10.0%
Multifamily	1,727	Appraisals	Adjustments to selling costs	0% - 10.0%
Home equity and lines of credit	18	Discounted cash flows	Interest rates	6.0%
Commercial and industrial loans	1,291	Discounted cash flows	Interest rates	6.0% - 50.0%
The valuation techniques described below were used to measure fair value of financial instruments in the tables below on a recurring basis and a non-recurring basis as of December 31, 2025 and 2024.
Debt Securities Available-for-Sale: The estimated fair values for mortgage-backed securities, corporate, and other debt securities are obtained from an independent nationally recognized third-party pricing service. The estimated fair values are derived primarily from cash flow models, which include assumptions for interest rates, credit losses, and prepayment speeds. Broker/dealer quotes are utilized as well, when such quotes are available and deemed representative of the market. The significant inputs utilized in the cash flow models are based on market data obtained from sources independent of the Company (Observable Inputs), and are therefore classified as Level 2 within the fair value hierarchy. There were no transfers of securities between Level 1 and Level 2 during the years ended December 31, 2025 and 2024.
Trading Securities: Fair values are derived from quoted market prices in active markets.  The assets consist of publicly traded mutual funds.
Equity Securities: Fair values of equity securities consisting of publicly traded mutual funds are derived from quoted market prices in active markets.
Loans Individually Evaluated for Impairment: At December 31, 2025, and December 31, 2024, the Company had loans individually evaluated for impairment (excluding PCD loans) with outstanding principal balances of $10.8 million and $7.2 million, respectively, which were recorded at their estimated fair value of $7.2 million and $4.1 million, respectively. The Company recorded a net decrease in the specific reserve for impaired loans of $82,500 for the year ended December 31, 2025 and a net increase of $1.2 million for the year ended December 31, 2024. Net charge-offs of $4.4 million and $6.6 million were recorded for the years ended December 31, 2025 and 2024, respectively, utilizing Level 3 inputs. For purposes of estimating the fair value of impaired loans, management utilizes independent appraisals, if the loan is collateral-dependent, adjusted downward by management, as necessary, for changes in relevant valuation factors subsequent to the appraisal date, or the present value of expected future cash flows for non-collateral-dependent loans.
Other Real Estate Owned: At December 31, 2025 and December 31, 2024 the Company had no assets acquired through foreclosure.
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
The estimated fair values of the Company’s significant financial instruments at December 31, 2025 and 2024, are presented in the following tables (in thousands):

	December 31, 2025
		Estimated Fair Value
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$163,951	$163,951	$—	$—	$163,951
Trading securities	15,215	15,215	—	—	15,215
Debt securities available-for-sale	1,412,419	—	1,412,419	—	1,412,419
Debt securities held-to-maturity	8,339	—	8,144	—	8,144
Equity securities (1)	—	—	—	—	—
FHLBNY stock, at cost	46,568	N/A	N/A	N/A	N/A
Net loans held-for-investment	3,818,629	—	—	3,716,252	3,716,252
Derivative assets	5,040	—	5,040	—	5,040
Financial liabilities:
Deposits	$4,015,809	$—	$4,017,711	$—	$4,017,711
FHLB advances and other borrowings (including securities sold under agreements to repurchase)	900,216	—	900,596	—	900,596
Subordinated debentures, net of issuance costs	61,665	—	57,108	—	57,108
Advance payments by borrowers for taxes and insurance	20,276	—	20,276	—	20,276
Derivative liabilities	5,045	—	5,045	—	5,045

(1) Excludes investment measured at net asset value of $5.0 million at December 31, 2025, which has not been classified in the fair value hierarchy.

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

NORTHFIELD BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(17)        Earnings Per Share
The following is a summary of the Company’s earnings per share calculations and reconciliation of basic to diluted earnings per share for the periods indicated (in thousands, except share and per share data):

	December 31,
	2025	2024	2023
Net income available to common stockholders	$796	$29,945	$37,669

Weighted average shares outstanding-basic	40,116,839	41,567,370	43,560,844
Effect of non-vested restricted stock and stock options outstanding	56,564	61,290	77,772
Weighted average shares outstanding-diluted	40,173,403	41,628,660	43,638,616
Earnings per share-basic	$0.02	$0.72	$0.86
Earnings per share-diluted	$0.02	$0.72	$0.86
Anti-dilutive shares	733,237	1,297,495	1,542,194
(18)        Stock Repurchase Program
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
On February 26, 2025, the Board of Directors of the Company approved a $5.0 million stock repurchase program, which was completed in March 2025, and on April 23, 2025, the Board of Directors of the Company approved a $10.0 million stock repurchase program which was completed in June 2025. At December 31, 2025, the Company had no outstanding repurchase programs.
During the year ended December 31, 2025, the Company repurchased 1,302,619 shares of its common stock outstanding at an average price of $11.61, including $0.09 per share excise tax, for a total of $15.1 million pursuant to the stock repurchase plans. During the year ended December 31, 2024, the Company repurchased 1,802,072 shares of its common stock outstanding at an average price of $10.24, including $0.21 per share excise tax, for a total of $18.4 million pursuant to the stock repurchase plan. During the year ended December 31, 2023, the Company repurchased 3,074,332 shares of its common stock outstanding at an average price of $11.99 for a total of $36.9 million, pursuant to the stock repurchase plan.
The Company also purchases shares directly from its employees in connection with employee elections to withhold taxes related to the vesting of stock awards. During the year ended December 31, 2025, the Company purchased 19,177 shares of its common stock outstanding at an average price of $11.71 per share for such purpose. During the year ended December 31, 2024, the Company purchased 19,503 shares of its common stock outstanding at an average price of $11.88 per share for such purpose. During the year ended December 31, 2023, the Company purchased 12,307 shares of its common stock outstanding at an average price of $14.60 per share for such purpose.
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

NORTHFIELD BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
The Company’s revenue streams that are within the scope of Topic 606 include service charges on deposit accounts, ATM and card interchange fees, investment services fees, and other miscellaneous income. Fees and service charges for customer services include: (i) service charges on deposit accounts, including account maintenance fees, analysis fees, insufficient funds fees, wire fees, and other deposit related fees; (ii) ATM and card interchange fees, which include fees generated when a Bank cardholder uses a non-Bank ATM or a non-Bank cardholder uses a Bank ATM, and fees earned whenever the Bank's debit cards are processed through card payment networks such as Visa; and (iii) investment services fees earned through partnering with a third-party investment and brokerage service firm to provide insurance and investment products to customers. The Company's performance obligation for fees and service charges is satisfied and related revenue recognized immediately or in the month of performance of services. For the years ended December 31, 2025, 2024, and 2023 other income primarily included fee income on interest rate swaps and rental income from subleasing one of the Company's branches to a third party.
The following table summarizes non-interest income for the periods indicated (in thousands):

	December 31,
	2025	2024	2023
Fees and service charges for customer services:
Service charges	$4,266	$3,730	$3,085
ATM and card interchange fees	1,804	1,856	1,932
Investment fees	800	844	462
Total fees and service charges for customer services	6,870	6,430	5,479
Income on bank-owned life insurance (1)	7,069	4,216	3,631
Losses on available-for-sale debt securities, net (1)	—	(6)	(17)
Gains on trading securities, net (1)	1,694	1,665	1,721
Gains on sale of loans (1)	—	51	134
Gains on sale of property (1)	—	3,402	—
Other (1)	1,317	1,064	948
Total non-interest income	$16,950	$16,822	$11,896

(1) Not within the scope of Topic 606
(20)        Leases
The Company’s leases primarily relate to real estate property for branches and office space with terms extending from five months up to 29.5 years. At December 31, 2025, all of the Company's leases are classified as operating leases, which are required to be recognized on the consolidated balance sheets as a right-of-use asset and a corresponding lease liability.
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
At December 31, 2025, the Company’s operating lease right-of-use assets and operating lease liabilities included on the consolidated balance sheet were $25.8 million and $29.6 million, respectively. At December 31, 2024, the Company’s operating lease right-of-use assets and operating lease liabilities included on the consolidated balance sheet were $27.8 million and $32.2 million, respectively. Operating lease expense is recognized on a straight-line basis over the lease term, while variable lease payments are recognized as incurred. Variable lease payments include common area maintenance charges, real estate taxes, repairs and maintenance costs and utilities. Operating and variable lease expenses are recorded in occupancy expense on the consolidated statements of comprehensive income.

NORTHFIELD BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Supplemental lease information at or for the years ended December 31, 2025, 2024, and 2023 is as follows (dollars in thousands):

	At or for the Year Ended
	December 31, 2025	December 31, 2024	December 31, 2023
Operating lease cost	$5,859	$5,846	$6,037
Variable lease cost	4,122	3,776	3,844
Net lease cost	$9,981	$9,622	$9,881
Cash paid for amounts included in measurement of operating lease liabilities	$6,437	$6,406	$6,487
Right-of-use assets obtained in exchange for new operating lease liabilities	$2,786	$2,227	$645
Weighted average remaining lease term (in years)	10.58 years	10.80 years	11.09 years
Weighted average discount rate	3.75%	3.69%	3.60%
The following table summarizes lease payment obligations for each of the next five years and thereafter in addition to a reconcilement to the Company's current lease liability (dollars in thousands):

Year	Amount
2026	$6,009
2027	4,940
2028	4,691
2029	3,235
2030	2,793
Thereafter	15,490
Total lease payments	37,158
Less: imputed interest	(7,515)
Present value of lease liabilities	$29,643
Net rental expense included in occupancy expense was approximately $5.9 million, $6.0 million, and $6.0 million for the years ended December 31, 2025, 2024, and 2023, respectively.

As of December 31, 2025, the Company had not entered into any leases that have not yet commenced.
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
At December 31, 2025, the Company had 18 interest rate swaps with a notional amount of $142.7 million. At December 31, 2024, the Company had 13 interest rate swaps with a notional amount of $95.7 million. The Company recorded fee income related to these swaps of $969,000 and $685,000 for the years ended December 31, 2025 and 2024, respectively.
The table below presents the fair value of derivatives as well as their location on the consolidated balance sheets (in thousands):

	Fair Value
	December 31,
Balance Sheet Location	2025	2024
Other assets	$5,040	$5,149
Other liabilities	5,045	5,152

NORTHFIELD BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(22)    Parent-only Financial Information
 The following condensed parent company-only financial information reflects Northfield Bancorp, Inc.’s investment in its wholly-owned consolidated subsidiary, Northfield Bank, using the equity method of accounting.

Northfield Bancorp, Inc.
Condensed Balance Sheets

	December 31,
	2025	2024
	(in thousands)
Assets
Cash in Northfield Bank	$11,942	$21,472
Investment in Northfield Bank	724,186	724,300
ESOP loans receivable	13,860	15,221
Other assets	1,994	5,704
Total assets	$751,982	$766,697
Liabilities and Stockholders' Equity
Subordinated debentures, net of issuance costs	$61,665	$61,442
Total liabilities	258	559
Total stockholders' equity	690,059	704,696
Total liabilities and stockholders' equity	$751,982	$766,697

Northfield Bancorp, Inc.
 Condensed Statements of Comprehensive Income

	Years Ended
	December 31,
	2025	2024	2023
	(in thousands)
Interest on ESOP loans	$1,142	$1,406	$1,336
Interest income on deposits in other financial institutions	340	577	489
Undistributed earnings of Northfield Bank	3,054	31,812	39,662
Total income	4,536	33,795	41,487
Interest expense on subordinated debt	3,320	3,329	3,320
Other expenses	911	881	900
Income tax benefit	(491)	(360)	(402)
Total expenses	3,740	3,850	3,818
Net income	$796	$29,945	$37,669
Comprehensive income:
Net income	$796	$29,945	$37,669
Other comprehensive income, net of tax	16,076	11,560	15,889
Comprehensive income	$16,872	$41,505	$53,558

NORTHFIELD BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Northfield Bancorp, Inc.
 Condensed Statements of Cash Flows

	December 31,
	2025	2024	2023
	(in thousands)
Cash flows from operating activities
Net income	$796	$29,945	$37,669
Adjustments to reconcile net income to net cash used in operating activities:
Decrease (increase) in other assets	2,908	(2,808)	(3,158)
Amortization of debt issuance costs	223	223	223
(Decrease) increase in other liabilities	(301)	559	(679)
Undistributed earnings of Northfield Bank	(3,054)	(31,812)	(39,662)
Net cash provided by (used in) operating activities	572	(3,893)	(5,607)
Cash flows from investing activities
Dividends from Northfield Bank	25,040	35,400	53,400
Net cash provided by investing activities	25,040	35,400	53,400
Cash flows from financing activities
Principal payments on ESOP loan receivable	1,361	1,280	1,313
Purchase of treasury stock	(15,351)	(18,677)	(37,173)
Dividends paid	(21,152)	(21,826)	(22,795)
Exercise of stock options	—	—	100
Net cash used in financing activities	(35,142)	(39,223)	(58,555)
Net decrease in cash and cash equivalent	(9,530)	(7,716)	(10,762)
Cash and cash equivalents at beginning of year	21,472	29,188	39,950
Cash and cash equivalents at end of year	$11,942	$21,472	$29,188
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

	Banking Segment
	2025	2024	2023
	(in thousands)
Interest income	$249,096	$237,908	$208,795
Reconciliation of revenue
Other revenues - non-interest income	16,950	16,822	11,896
Total consolidated revenues	266,046	254,730	220,691
Less:
Interest expense	111,730	123,423	84,128
Segment net interest income and non-interest income	154,316	131,307	136,563
Less:
Compensation and employee benefits	51,370	49,338	46,496
Provision for credit losses	7,402	4,281	1,353
Other segment items (1) (2) (3)	78,493	37,187	36,954
Income tax expense	16,255	10,556	14,091
Segment expenses	153,520	101,362	98,894
Segment net income	$796	$29,945	$37,669
Segment assets	$5,754,010	5,666,378	$5,598,396
Total consolidated assets	$5,754,010	$5,666,378	$5,598,396

(1) Other segment items include occupancy, furniture and equipment, data processing, professional fees, advertising, FDIC insurance and other miscellaneous expenses.
(2) Includes depreciation expense of $3.2 million, $3.6 million and $3.7 million in 2025, 2024, and 2023, respectively.
(3) Includes amortization expense of $9.0 million, $7.4 million, and $11.7 million in 2025, 2024, and 2023, respectively.
(24)        Subsequent Events (Unaudited)
Proposed Merger with Columbia Financial Inc.
On January 31, 2026, Northfield Bancorp, Inc. (“Bancorp”) entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Columbia Financial, Inc., a Delaware corporation (“Columbia Financial”), Columbia Financial, Inc., a newly-formed Maryland corporation (the “Holding Company”), and Columbia Bank MHC, the parent mutual holding company of Columbia Financial (the “MHC”). Pursuant to the terms of the Merger Agreement and subject to the conditions set forth therein, immediately following the completion of the mutual-to-stock conversion of the MHC (the “Conversion”), Bancorp will merge with and into the Holding Company (the “Merger”), with the Holding Company continuing as the surviving corporation. Immediately following the completion of the Merger, the Holding Company will cause Northfield Bank to merge with and into Columbia Bank, the subsidiary of the Holding Company, with Columbia Bank continuing as the surviving institution.

NORTHFIELD BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Upon the terms and subject to the conditions set forth in the Merger Agreement, at the effective time of the Merger (the “Effective Time”), each share of Bancorp's common stock, par value $0.01 per share (the “Northfield Common Stock”), issued and outstanding immediately before the Effective Time, other than certain shares held by Columbia Financial, the Holding Company, the MHC or the Company, will be converted, at the election of the holder, into the right to receive either shares of Holding Company Common Stock or cash (the “Cash Consideration”), as follows: (i) if the final appraised pro forma market value of the Holding Company, after giving effect to the merger with Northfield, as determined by an independent appraiser (such appraisal, the “Independent Valuation”), immediately prior to the completion of the Conversion (the “Final Independent Appraisal”) is less than $2.3 billion, 1.425 shares of Holding Company Common Stock (the “Merger Exchange Ratio”) or $14.25 in cash (the “Per Share Cash Consideration”); (ii) if the Final Independent Valuation is equal to or greater than $2.3 billion and less than $2.6 billion, the Merger Exchange Ratio will be increased to 1.450 shares of Holding Company Common Stock and the Per Share Cash Consideration will be increased to $14.50; or (iii) if the Final Independent Valuation is greater than $2.6 billion, the Merger Exchange Ratio will be increased to 1.465 shares of Holding Company Common Stock and the Per Share Cash Consideration will be increased to $14.65. No more than 30% of the shares of Northfield Common Stock issued and outstanding as of the Effective Time (excluding shares of Northfield Common Stock to be canceled as provided the Merger Agreement) will be converted into the aggregate Cash Consideration.
The Merger remains subject to the receipt of certain depositor, stockholder and regulatory approvals and the satisfaction of other customary closing conditions. The Merger is expected to close early in the third quarter of 2026.
The foregoing description of the proposed Merger and the Merger Agreement is not complete and is qualified in its entirety by reference to the full text of the Merger Agreement, which was filed as Exhibit 2.1 to the Company's Current Report on Form 8-K, dated January 31, 2026, filed with the Securities and Exchange Commission on February 2, 2026.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Steven M. Klein, our Chairman, President and Chief Executive Officer, and William R. Jacobs, our Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of December 31, 2025.  Based upon their evaluation, they each found that our disclosure controls and procedures were effective as of that date.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013).  Based on our assessment we conclude that, as of December 31, 2025, the Company’s internal control over financial reporting was effective based on those criteria.

The Company’s independent registered public accounting firm that audited the consolidated financial statements has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025, and it is included in Item 8, under Part II of this Annual Report on Form 10-K.  This report appears on page 70 of this document.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fourth quarter of 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

During the three months ended December 31, 2025, no directors or executive officers of the Company adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) and/or any “Rule 10b5-1 trading arrangement.”

ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not Applicable.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The sections of the Company’s definitive proxy statement for the Company’s 2026 Annual Meeting of the Stockholders (the “2026 Proxy Statement”) entitled “Corporate Governance and Board Matters -Board of Directors, Leadership Structure, Role in Risk Oversight, Meetings and Standing Committees,” “-Director Nominees,” “- Directors Continuing in Office,” “- Code of Conduct and Ethics,” “- Insider Trading Policy and Arrangements”, “-Executive Officers who are not Directors” and “Other Information - Delinquent Section 16(a) Reports,” are incorporated herein by reference.

A copy of the Code of Conduct and Ethics for Employees, Officers, and Directors and the Code of Conduct and Ethics for Senior Financial Officers is available to stockholders under the Investor Relations tab on the Company's website at www.eNorthfield.com.

ITEM 11.    EXECUTIVE COMPENSATION

The sections of the Company’s 2026 Proxy Statement entitled “Corporate Governance and Board Matters-Director Compensation” and “Executive Compensation” are incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The section of the Company’s 2026 Proxy Statement entitled “Proposal 1 - Election of Directors” is incorporated herein by reference.

Set forth below is information as of December 31, 2025, with respect to compensation plans (other than our employee stock ownership plan) under which equity securities of the Company are authorized for issuance:

	Equity Compensation Plan Information
	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights(1)	Number of Securities Remaining Available for Future Issuance Under Stock-Based Compensation Plans (Excluding Securities Reflected in First Column)(2)
Equity compensation plans approved by security holders	80,000	$17.67	1,205,988
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	80,000	$17.67	1,205,988
(1) Represents the weighted average exercise price of outstanding options at December 31, 2025.
(2) To the extent an equity award is issued in the form of a restricted stock grant, or restricted stock unit, the number of stock options/stock appreciation rights that can be granted is reduced by 4.5.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The sections of the Company’s 2026 Proxy Statement entitled “Corporate Governance and Board Matters-Transactions with Certain Related Persons” and “-Board of Directors, Leadership Structure, Role in Risk Oversight, Meetings and Standing Committees” are incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our independent registered public accounting firm is Crowe, LLP, Livingston, New Jersey, PCAOB Firm ID: 173

The sections of the Company’s 2026 Proxy Statement entitled “Audit-Related Matters-Policy for Approval of Audit and Permitted Non-Audit Services” and “-Auditor Fees and Services” are incorporated herein by reference.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)(1)  Financial Statements
    The following documents are filed as part of this Annual Report on Form 10-K.
(A) Reports of Independent Registered Public Accounting Firm
(B) Consolidated Balance Sheets - at December 31, 2025, and 2024
(C) Consolidated Statements of Comprehensive Income - Years ended December 31, 2025, 2024, and 2023
(D) Consolidated Statements of Changes in Stockholders’ Equity - Years ended December 31, 2025, 2024, and 2023
(E) Consolidated Statements of Cash Flows - Years ended December 31, 2025, 2024, and 2023
(F) Notes to Consolidated Financial Statements

(a)(2)  Exhibits

2.1	Agreement and Plan of Merger, dated as of January 31, 2026 by and among Northfield Bancorp, Inc., Columbia Financial, Inc., a Delaware corporation, Columbia Financial, Inc., a Maryland corporation and Columbia Bank MHC ((Incorporated by reference to Northfield Bancorp, Inc.’s Current Report on Form 8-K dated January 31, 2026 (File Number 001-35791), filed with the Securities and Exchange Commission on February 2, 2026)
3.1	Certificate of Incorporation of Northfield Bancorp, Inc. (Incorporated by reference to the Registration Statement on Form S-1 of Northfield Bancorp, Inc. (File No. 333-181995), filed with the Securities and Exchange Commission on June 8, 2012.)
3.2	Bylaws of Northfield Bancorp, Inc. (Incorporated by reference to the Registration Statement on Form S-1 of Northfield Bancorp, Inc. (File No. 333-181995), filed with the Securities and Exchange Commission on June 8, 2012.)
3.3	Amendment to Bylaws of Northfield Bancorp, Inc. (Incorporated by reference to Northfield Bancorp, Inc.’s Current Report on Form 8-K dated November 16, 2022 (File Number 001-35791), filed with the Securities and Exchange Commission on November 17, 2022.)
4.1	Form of Common Stock Certificate of Northfield Bancorp, Inc. (Incorporated by reference to the Registration Statement on Form S-1 of Northfield Bancorp, Inc. (File No. 333-181995), filed with the Securities and Exchange Commission on June 8, 2012.)
4.2	Description of Registrant's Securities (Incorporated by reference to Northfield Bancorp, Inc.’s Annual Report on Form 10-K dated December 31, 2019 (File Number 001-35791), filed with the Securities and Exchange Commission on March 2, 2020.)
4.3	Indenture, dated as of June 17, 2022, by and between Northfield Bancorp, Inc. and UMB Bank, National Association, as trustee (Incorporated by reference to Northfield Bancorp, Inc.’s Current Report on Form 8-K dated June 17, 2022 (File Number 001-35791), filed with the Securities and Exchange Commission on June 17, 2022.)
4.4	Form of 5.00% Fixed-to-Floating Rate Subordinated Notes due 2032 of Northfield Bancorp, Inc. (Incorporated by reference to Northfield Bancorp, Inc.’s Current Report on Form 8-K dated June 17, 2022 (File Number 001-35791), filed with the Securities and Exchange Commission on June 17, 2022.)
10.1	Short Term Disability and Long Term Disability for Senior Management (Incorporated by reference to the Registration Statement on Form S-1 of Northfield Bancorp, Inc. (File No. 333-143643), filed with the Securities and Exchange Commission on June 11, 2007.) †
10.2	Northfield Bank Non-Qualified Supplemental Employee Stock Ownership Plan (Incorporated by reference to Northfield Bancorp, Inc.’s Annual Report on Form 10-K, dated December 31, 2007 (File Number 001-33732), filed with the Securities and Exchange Commission on March 31, 2008.) †
10.3	Amendment to Northfield Bank Non-Qualified Supplemental Employee Stock Ownership Plan (Incorporated by reference to Northfield Bancorp, Inc.’s Annual Report on Form 10-K, dated December 31, 2008 (File Number 001-33732), filed with the Securities and Exchange Commission on March 16, 2009.) †
10.4	Group Term Replacement Plan (Incorporated by reference to Northfield Bancorp, Inc.’s Current Report on Form 8-K, dated April 28, 2010 (File Number 001-33732), filed with the Securities and Exchange Commission on April 29, 2010.) †
10.5	Northfield Bancorp, Inc. 2014 Equity Incentive Plan (Incorporated by reference to Appendix A of Northfield Bancorp, Inc.’s Definitive Proxy Statement for the 2014 Annual Meeting of Stockholders (File No. 001-35791) filed with the Securities and Exchange Commission on April 25, 2014.) †
10.6	Form of Addendum to Restricted Stock Award and Stock Option Agreements to Participants of the 2014 Equity Incentive Plan (Incorporated by reference to Northfield Bancorp, Inc.’s Current Report on Form 8-K, dated December 17, 2014 (File Number 001-35791), filed with the Securities and Exchange Commission on December 23, 2014.) †
10.7	Form of Employee Stock Option Award Agreement under the 2014 Equity Incentive Plan with the Exception of Steven M. Klein (Incorporated by reference to Northfield Bancorp, Inc.’s Quarterly Report on Form 10-Q, dated June 30, 2015 (File Number 001-35791), filed with the Securities and Exchange Commission on August 10, 2015.) †
10.8	Form of Employee Stock Option Award Agreement under the 2014 Equity Incentive Plan with Steven M. Klein (Incorporated by reference to Northfield Bancorp, Inc.’s Quarterly Report on Form 10-Q, dated June 30, 2015 (File Number 001-35791, filed with the Securities and Exchange Commission on August 10, 2015.) †

10.9	Amended and Restated Employment Agreement effective November 1, 2017, with Steven M. Klein (Incorporated by reference to Northfield Bancorp, Inc.’s Current Report on Form 8-K dated October 25, 2017 (File Number 001-35791), filed with the Securities and Exchange Commission on October 30, 2017.) †
10.10	Amended and Restated Employment Agreement effective January 1, 2018, with William R. Jacobs (Incorporated by reference to Northfield Bancorp, Inc.’s Current Report on Form 8-K dated December 13, 2017 (File Number 001-35791), filed with the Securities and Exchange Commission on December 19, 2017.) †
10.11	Northfield Bancorp, Inc. 2019 Equity Incentive Plan (Incorporated by reference to Appendix A of Northfield Bancorp, Inc.’s Definitive Proxy Statement for the 2019 Annual Meeting of Stockholders (File Number 001-35791), filed with the Securities and Exchange Commission on April 9, 2019.) †
10.12	Form of Incentive Employee Stock Option Agreement (Time-Based Vesting) under the 2019 Equity Incentive Plan (Incorporated by reference to Northfield Bancorp, Inc.’s Current Report on Form 8-K, dated February 17, 2020 (File Number 001-35791), filed with the Securities and Exchange Commission on February 21, 2020.) †
10.13	Form of President and Chief Executive Officer Time-Based Restricted Stock Award Agreement under the 2019 Equity Incentive Plan (Incorporated by reference to Northfield Bancorp, Inc.’s Current Report on Form 8-K dated January 29, 2021 (File Number 001-35791), filed with the Securities and Exchange Commission on February 4, 2021.) †
10.14	Form of Executive Vice President Time-Based Restricted Stock Award Agreement under the 2019 Equity Incentive Plan (Incorporated by reference to Northfield Bancorp, Inc.’s Current Report on Form 8-K dated January 29, 2021 (File Number 001-35791), filed with the Securities and Exchange Commission on February 4, 2021.) †
10.15	Form of Employee (Below Executive Vice President) Time-Based Restricted Stock Award Agreement under the 2019 Equity Incentive Plan (Incorporated by reference to Northfield Bancorp, Inc.’s Current Report on Form 8-K dated January 29, 2021 (File Number 001-35791), filed with the Securities and Exchange Commission on February 4, 2021.) †
10.16	Form of President and Chief Executive Officer Restricted Stock Unit Agreement (Performance-Based Vesting) under the 2019 Equity Incentive Plan (Incorporated by reference to Northfield Bancorp, Inc.’s Current Report on Form 8-K dated January 29, 2021 (File Number 001-35791)filed with the Securities and Exchange Commission on February 4, 2021.) †
10.17	Form of Executive Vice President Restricted Stock Unit Agreement (Performance-Based Vesting) under the 2019 Equity Incentive Plan (Incorporated by reference to Northfield Bancorp, Inc.’s Current Report on Form 8-K dated January 29, 2021 (File Number 001-35791)filed with the Securities and Exchange Commission on February 4, 2021.) †
10.18	Form of Amendment to Employment Agreement for Steven M. Klein, William R. Jacobs, David V. Fasanella, and Robin Lefkowitz (Incorporated by reference to Northfield Bancorp, Inc.’s Quarterly Report on Form 10-Q dated September 30, 2021 (File Number 001-35791), filed with the Securities and Exchange Commission on November 9, 2021.) †
10.19	Form of Director Time-Based Restricted Stock Award Agreement under the 2019 Equity Incentive Plan (Incorporated by reference to Northfield Bancorp, Inc.’s Current Report on Form 8-K dated January 26, 2022 (File Number 001-35791) filed with the Securities and Exchange Commission on February 1, 2022.) †
10.20	Form of President and Chief Executive Officer Time-Based Restricted Stock Award Agreement under the 2019 Equity Incentive Plan (Incorporated by reference to Northfield Bancorp, Inc.’s Current Report on Form 8-K dated January 26, 2022 (File Number 001-35791), filed with the Securities and Exchange Commission on February 1, 2022.) †
10.21	Form of Executive Vice President Time-Based Restricted Stock Award Agreement under the 2019 Equity Incentive Plan (Incorporated by reference to Northfield Bancorp, Inc.’s Current Report on Form 8-K dated January 26, 2022 (File Number 001-35791), filed with the Securities and Exchange Commission on February 1, 2022.) †
10.22	Form of Employee (Below Executive Vice President) Time-Based Restricted Stock Award Agreement under the 2019 Equity Incentive Plan (Incorporated by reference to Northfield Bancorp, Inc.’s Current Report on Form 8-K dated January 26, 2022 (File Number 001-35791), filed with the Securities and Exchange Commission on February 1, 2022.) †
10.23	Form of President and Chief Executive Officer Restricted Stock Unit Agreement (Performance-Based Vesting) under the 2019 Equity Incentive Plan (Incorporated by reference to Northfield Bancorp, Inc.’s Current Report on Form 8-K dated January 26, 2022 (File Number 001-35791), filed with the Securities and Exchange Commission on February 1, 2022.) †
10.24	Form of Executive Vice President Restricted Stock Unit Agreement (Performance-Based Vesting) under the 2019 Equity Incentive Plan (Incorporated by reference to Northfield Bancorp, Inc.’s Current Report on Form 8-K dated January 26, 2022 (File Number 001-35791), filed with the Securities and Exchange Commission on February 1, 2022.) †
10.25	Northfield Bancorp, Inc. Management Cash Incentive Governing Plan, amended January 26, 2022 (Incorporated by reference to Northfield Bancorp, Inc.’s Current Report on Form 8-K dated January 26, 2022 (File Number 001-35791), filed with the Securities and Exchange Commission on February 1, 2022.) †
10.26	Form of Subordinated Note Purchase Agreement, dated as of June 17, 2022, by and between Northfield Bancorp, Inc. and each of the several Purchasers (Incorporated by reference to Northfield Bancorp, Inc.’s Current Report on Form 8-K dated June 17, 2022 (File Number 001-35791), filed with the Securities and Exchange Commission on June 17, 2022.)
10.27	Northfield Bank Non-Qualified Deferred Compensation Plan (Incorporated by reference to Northfield Bancorp, Inc's Annual Report on Form 10-K dated December 31, 2022 (File Number 001-35791), filed with the Securities and Exchange Commission on March 1, 2023.) †
10.28	Northfield Bank Non-Qualified Deferred Compensation Plan Adoption Agreement (Incorporated by reference to Northfield Bancorp, Inc's Annual Report on Form 10-K dated December 31, 2022 (File Number 001-35791), filed with the Securities and Exchange Commission on March 1, 2023.)
10.29	Form of Employment Agreement with David V. Fasanella, Robin Lefkowitz, and Vickie Tomasello (Incorporated by reference to Northfield Bancorp, Inc's Annual Report on Form 10-K dated December 31, 2022 (File Number 001-35791), filed with the Securities and Exchange Commission on March 1, 2023.) †

10.30	Settlement Agreement, dated as of January 31, 2026, by and among Steven Klein, Northfield Bancorp, Inc. and Northfield Bank (Incorporated by reference to Northfield Bancorp, Inc.’s Current Report on Form 8-K dated January 31, 2026 (File Number 001-35791), filed with the Securities and Exchange Commission on February 2, 2026.) †
10.31	Settlement Agreement, dated as of January 31, 2026, by and among William Jacobs, Northfield Bancorp, Inc. and Northfield Bank (Incorporated by reference to Northfield Bancorp, Inc.’s Current Report on Form 8-K dated January 31, 2026 (File Number 001-35791), filed with the Securities and Exchange Commission on February 2, 2026.) †
10.32	Settlement Agreement, dated as of January 31, 2026, by and among David Fasanella, Northfield Bancorp, Inc. and Northfield Bank (Incorporated by reference to Northfield Bancorp, Inc.’s Current Report on Form 8-K dated January 31, 2026 (File Number 001-35791), filed with the Securities and Exchange Commission on February 2, 2026.) †
10.33	Settlement Agreement, dated as of January 31, 2026, by and among Robin Lefkowitz, Northfield Bancorp, Inc. and Northfield Bank (Incorporated by reference to Northfield Bancorp, Inc.’s Current Report on Form 8-K dated January 31, 2026 (File Number 001-35791), filed with the Securities and Exchange Commission on February 2, 2026.) †
10.34	Settlement Agreement, dated as of January 31, 2026, by and among Vickie Tomasello, Northfield Bancorp, Inc. and Northfield Bank (Incorporated by reference to Northfield Bancorp, Inc.’s Current Report on Form 8-K dated January 31, 2026 (File Number 001-35791), filed with the Securities and Exchange Commission on February 2, 2026.) †
10.35	Northfield Bancorp, Inc. 2026 Management Cash Incentive Plan (Incorporated by reference to Northfield Bancorp, Inc.’s Current Report on Form 8-K dated February 4, 2026 (File Number 001-35791), filed with the Securities and Exchange Commission on February 6, 2026.) †
10.36	Form of Time-Based Cash Settled Restricted Stock Unit Agreement for Executive Vice Presidents and Employees (Incorporated by reference to Northfield Bancorp, Inc.’s Current Report on Form 8-K dated February 4, 2026 (File Number 001-35791), filed with the Securities and Exchange Commission on February 6, 2026.) †
10.37	Form of Time-Based Cash Settled Restricted Stock Unit Agreement for Directors (Incorporated by reference to Northfield Bancorp, Inc.’s Current Report on Form 8-K dated February 4, 2026 (File Number 001-35791), filed with the Securities and Exchange Commission on February 6, 2026.) †
19	Policies and Procedures and Addendum Regarding Insider Trading and the Confidentiality of Information ((Incorporated by reference to Northfield Bancorp, Inc.’s Annual Report on Form 10-K dated December 31, 2024 (File Number 001-35791), filed with the Securities and Exchange Commission on March 3, 2025).
21	Subsidiaries of Registrant (Incorporated by reference to the Registration Statement on Form S-1 of Northfield Bancorp, Inc. (File No. 333-143643), filed with the Securities and Exchange Commission on June 11, 2007.)
23.1	Consent of Crowe LLP *
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
97	Policy Relating to Recovery of Erroneously Awarded Compensation (Incorporated by reference to Northfield Bancorp, Inc's Annual Report on Form 10-K dated December 31, 2023 (File Number 001-35791), filed with the Securities and Exchange Commission on February 29, 2024.) †
101
The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Statements of Changes in Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements.

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

NORTHFIELD BANCORP, INC.

Date:	March 2, 2026	By:	/s/ Steven M. Klein
Steven M. Klein
Chairman, President and Chief Executive Officer
(Duly Authorized Representative)

    Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Steven M. Klein	Chairman, President and Chief Executive Officer (Principal Executive Officer)	March 2, 2026
Steven M. Klein

/s/ William R. Jacobs	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 2, 2026
William R. Jacobs

/s/ Annette Catino	Director	March 2, 2026
Annette Catino

/s/ Gil Chapman	Director	March 2, 2026
Gil Chapman

/s/ John P. Connors, Jr	Director	March 2, 2026
John P. Connors, Jr.

/s/ Timothy C. Harrison	Director	March 2, 2026
Timothy C. Harrison

/s/ Karen J. Kessler	Director	March 2, 2026
Karen J. Kessler

/s/ Rachana A. Kulkarni	Director	March 2, 2026
Rachana A. Kulkarni

/s/ Frank P. Patafio	Director	March 2, 2026
Frank P. Patafio

/s/ Paul V. Stahlin	Director	March 2, 2026
Paul V. Stahlin