Form 10-K/A
period 2025-12-31
Northfield Bancorp, Inc.
filed 2026-04-28
CIK 1493225

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a)
of the Exchange Act.☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15
U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.
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
DOCUMENTS INCORPORATED BY REFERENCE
None.
EXPLANATORY NOTE
Northfield Bancorp, Inc. (also referred to as the “Bancorp”), the parent of Northfield Bank (collectively the
“Company”), is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to amend Bancorp's Annual Report on
Form 10-K for the year ended December 31, 2025 (the “Original Filing”), as filed with the Securities and Exchange
Commission (the “SEC”) on March 2, 2026 (the “Original Filing Date”).
Bancorp is filing this Amendment to present the information required by Part III of Form 10-K as Bancorp will not file its definitive annual proxy statement within 120 days of its fiscal year ended December 31, 2025 due to the pending acquisition of Bancorp by Columbia Financial, Inc.
Other than the inclusion of information for Part III of the Form 10-K, no other changes have been made to the
Original Filing. The Original Filing continues to speak as of the Original Filing Date, and Bancorp has not updated the disclosures contained therein to reflect events that may have occurred subsequent to the Original Filing Date. Accordingly, this Amendment should be read in conjunction with the Original Filing and Bancorp's other filings with the SEC.

NORTHFIELD BANCORP, INC.
FORM 10-K/A
TABLE OF CONTENTS

		Page

	PART III

Item 10.	Directors, Executive Officers and Corporate Governance . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	2
Item 11.	Executive Compensation . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	13
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	37
Item 13.	Certain Relationships and Related Transactions, and Director Independence . . . . . . . . . . . . . . . . . . . . .	40
Item 14.	Principal Accountant Fees and Services . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	41

	PART IV

Item 15.	Exhibits and Financial Statement Schedules . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	43
Signatures	. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	44

PART III
ITEM 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Board of Directors
The below details include for each of our directors: their name; age as of December 31, 2025; year in which they first became a director of the Bancorp; year that their term expires; and their business experience for at least the past five years. None of the directors listed below currently serves as a director, or served as a director during the past five years, of a publicly-held entity (other than the Bancorp), with the exception of (i) Mr. Klein who serves on the board of directors of
Middlesex Water Company, which is traded on the NASDAQ Stock Market, under the symbol “MSEX,” and (ii) Mr.
Stahlin who serves on the board of directors of  Miami International Holdings, Inc., which is traded on the New York Stock
Exchange, under the symbol “MIAX.”
The following details also include the particular experience, education, qualifications, attributes, or skills considered by the Nominating and Corporate Governance Committee (the "Nom/Gov Committee") that led the Board of
Directors (the "Board") to conclude that such person should serve as a director of the Company. Except as indicated herein, there are no arrangements or understandings between the directors and any other person pursuant to which such directors were selected.

Age: 69 Director Since: 2003 Term expires in 2026	ANNETTE CATINO Healthcare Executive and Entrepreneur

Ms. Catino is a nationally recognized healthcare executive and entrepreneur. Ms. Catino has over 40 years of business experience in leadership in the healthcare and insurance industry and has worked extensively with large employers, and municipal and state governmental entities. Ms. Catino speaks throughout the country on topics of leadership, the future of healthcare policy, women in the workplace, and entrepreneurship. Ms. Catino currently provides strategic advisory services to the health care industry as an independent consultant. She is also designated as an audit committee financial expert under the SEC’s rules and regulations. Besides audit and strategic planning, Ms. Catino has experience in finance and capital markets, human capital and compensation.
Career Highlights
•Complete Care Management, a privately held senior housing and long-term care operator in the Northeast, Director of Mergers & Integration (2020 – present)
•Strategic Consultant to St. Joseph's Health System, Paterson, NJ (2021 - present)
•QualCare Alliance networks (sold to Cigna (NYSE: CI), a global health service company), President and Chief Executive Officer (1991 - 2017)
Other Experience
•Director, Northfield Bank Foundation
•Independent Director and Audit Committee member, Healthier New Jersey
Insurance Company d/b/a Braven Health (joint venture among Horizon Health
Services Inc. d/b/a Horizon Blue Cross Blue Shield of New Jersey, Hackensack
Meridian Health Inc., and RWJ Barnabas Health Inc.)
•Chairman, Board of Directors, Pure Inventions, LLC
•Chair, Board Member, K-16 Solutions Inc.
•Board Member, Claros Analytics LLC
•Served on New Jersey Governor Christie’s transition committee on healthcare
•Former member of the Board and Audit Committee Chair, University Hospital
•Former member of the Board, Desert Mountain Club
Education
•Graduate of Montclair University
•Master's Degree in Business Administration, CUNY Baruch College and Mt.
Sinai School of Medicine

Age: 69 Director Since: 2002 Term expires in 2026	JOHN P. CONNORS, JR. Sole Member and Managing Attorney of Connors & Connors, P.C.

Mr. Connors has over 40 years of business experience as a practicing trial attorney. Mr.
Connors is admitted to practice in the state and federal courts of New York and New
Jersey and the District of Columbia. His law firm, consisting of eight attorneys and seven legal professionals, represents several insurance companies, an electric utility company, a large truck rental and leasing company, a membership warehouse, a paper recycling company, a financial institution, Lincoln Center for the Performing Arts, Fortune 500
corporations, and catholic parishes and religious orders within the Archdiocese of New
York. Mr. Connors is involved in local, professional and community organizations including the Richmond County and New York State Bar Associations.
Mr. Connors has strong risk management skills and in-depth knowledge of contract and professional liability law related to key areas of the Company’s operations. Mr. Connors also has significant knowledge of and relationships with the residents and businesses located in Staten Island, New York.
Career Highlights
•Law Firm of Connors & Connors, P.C., located in Staten Island, New York,
Managing Partner (1990 – present)
Other Experience
•Trustee, Notre Dame Academy
•Director, Snug Harbor Cultural Center
•Director, Northfield Bank Foundation
•Member, External Advisory Committee of the Georgetown University Alumni
and Student Credit Union
•Past Chair, New York State Bar Association Trial Section
•Past President, Richmond County Bar Association
Education
•Graduate of Georgetown University
•J.D., Georgetown University Law Center

Age: 73 Director Since: 2019 Term expires in 2026	PAUL V. STAHLIN Former Financial Services Executive and Active Board Member

In addition to his banking industry knowledge and experience for more than 45 years, Mr.
Stahlin is a licensed Certified Public Accountant, a Chartered Global Management
Accountant and a Fellow Chartered Management Accountant. He is also designated as an audit committee financial expert under the SEC’s rules and regulations. In addition to his expertise in audit, Mr. Stahlin is an experienced CEO and business leader.
Career Highlights
•Fulton Financial Corporation
•Regional President of Fulton Bank of New Jersey (2005 - 2014)
•Chief Executive Officer and/or President of its banking affiliates, including
Somerset Valley Bank and Skylands Community Bank (2005 - 2014)
•Fleet Credit Card Services (acquired by Bank of America) and predecessor banks, EVP and CFO (Last Position) (1980 - 2005)
•Price Waterhouse & Co., Senior Accountant (1974 - 1980)
Other Experience
•Director, Chairman-Audit Committee, Miami International Holdings Inc., parent
(MIAX-NYSE)
•Vice Chairman, Robert Wood Johnson University Hospital
•Former Chairman of the Board, American Institute of CPA's
•Trustee, RWJ Barnabas Health, Inc.
•Director, Northfield Bank Foundation
•Member, Governing Council of the American Institute of Certified Public
Accountants
•Former Member of the Board, Association of International Certified Professional
Accountants
•Former Member of the Executive Committee and Board, Chartered Institute of
Management Accountants
•Member and Former President, New Jersey Society of CPA's
•Former President, Montclair State University Foundation Board
Education
•B.S., Graduate of Montclair State University

Age: 72 Director Since: 2005 Term expires in 2028	GIL CHAPMAN Retired Automobile Executive

Mr. Chapman is a retired Automobile Executive with over 25 years of business experience owning and operating an automobile dealership in Staten Island, New York. Mr. Chapman has strong marketing, sales, and customer service skills. He has significant experience in employee development, training, and business management. Mr. Chapman is also designated as an audit committee financial expert under the SEC’s rules and regulations.
Career Highlights
•Island Ford, Owner (1986 - 2008)
Other Experience
•Member, National Association of Corporate Directors
•Member, Westfield Foundation Cornerstone Society of Westfield, NJ
Education
•Graduate of University of Michigan – Ann Arbor
•M.A., Rutgers University – Newark

Age: 68 Director Since: 2013 Term expires in 2027	TIMOTHY C. HARRISON Real Estate Developer

Mr. Harrison is a licensed attorney in the State of New York and the Commonwealth of
Pennsylvania. Mr. Harrison has extensive knowledge of real estate development and real estate law and possesses strong finance and audit skills.  He is also designated as an audit committee financial expert under the SEC's rules and regulations.
Mr. Harrison is involved in several local professional and community organizations.
Career Highlights
TCH Realty & Development Co., LLC, and affiliated partnerships, companies that develop retail, office and residential projects, including affordable housing projects. Many of these projects involve the remediation of blighted or contaminated properties.
•Principal (2001 – present)
Other Experience
•Director, Northfield Bank Foundation
•First Vice Chair, Board of Directors, Project Hospitality, Staten Island, NY
•Chair, Board of Trustees, Richmond University Medical Center, Staten Island,
NY
•Director, Healthcare Trustees of NYS, a division of the Healthcare Association of NYS, Inc.
Education
•Graduate of Dartmouth College
•J.D., University of Virginia Law School
•LLM, Tax Law, New York University Law School
Mr. Harrison has served as the Lead Independent Director since 2024.

Age: 69 Director Since: 2013 Term expires in 2027	KAREN J. KESSLER President of Kessler PR Group

Ms. Kessler is President of Kessler PR Group and has more than 30 years of experience in the public relations industry specializing in reputation management and communication counseling for high-profile individuals, both public and private corporations, large educational institutions and leading not-for-profits. The firm’s clients are international, national, and regional.
Ms. Kessler has extensive experience as a leader in the public relations/crisis communication industry. In 2023, she and her firm were recognized by the prestigious
Chambers and Partners international legal ranking firm for their impacts in both Crisis and
Risk Management as well as Litigation Support. Kessler PR Group was the only PR firm headquartered in New Jersey to be ranked in those categories, and one of 15 nationwide.
Additionally, Ms. Kessler was named to the NJBIZ and BINJE 2026 Power 100 list. Ms.
Kessler was awarded the NJ Chamber of Commerce Champion of the C-Suite, and BINJE
top women owned businesses in 2026. She was honored with the 2024 Caren Franzini
Award from the NJBIA. She is an NJBIZ Women in Business Lifetime Achievement
awardee, a 2023 PRNews Agency Elite Top 100 Recipient, NJBIZ Top 5 PR firms, and frequent speaker on the topics of corporate and board best practices, corporate reputation, and women in leadership. Her commentary and interviews have appeared in The Wall
Street Journal, The New York Times, The Washington Post, The Star Ledger, Daily Mail
and on CNN, MSNBC, and Inside Edition, among others.
Ms. Kessler possesses strong skills in risk management, communication, employee relations, compliance, governance, and leadership.
Career Highlights
•Kessler PR Group, President (1993 – present)
Other Experience
•Commissioner, NJ Motion Picture & Television Commission
•Member, NJ Advisory Committee on Judicial Conduct and the Committee on the
Duration of Disbarment for Knowing Misappropriation
•Regularly featured panelist for the NJ State Bar Association's mid-year and annual meetings
•Past Visiting Fellow at the Rutgers Eagleton Institute of Politics
•Served on the NJ Pandemic Relief Fund Advisory Board (2020)
•Former Chair, Institute for Ethical Leadership at Rutgers University Business
School
•Chair, Board of AllSpire Health Partners (2008 - 2015)
•Chair, Atlantic Health System (2008 - 2015)
Education
•AB, Vassar College, Economics

Age: 60 Director Since: 2013 Term expires in 2028	STEVEN M. KLEIN Chairman, President and Chief Executive Officer of Northfield Bancorp, Inc. and Northfield Bank

Mr. Klein is a licensed Certified Public Accountant, with strong leadership and analytical skills. Mr. Klein has over 35 years of experience in banking and financial reporting, including SEC reporting.
Career Highlights
•Northfield Bancorp, Inc. and Northfield Bank (various positions 2005-2017)
Chief Executive Officer (2017 - present)
•KPMG LLP, Short Hills, New Jersey, Community Banking Practice (1986-2005)
Other Experience
•Director, Northfield Bank Foundation
•Director, Middlesex Water Company
•Director, Federal Home Loan Bank of New York
•Director, Staten Island Economic Development Corp.
•Trustee, Richmond University Medical Center, Staten Island, NY
•Director and Past Chair, New Jersey Bankers Association
•Director, New Jersey Chamber of Commerce
•Director, Brooklyn Chamber of Commerce
•Member, New York Bankers Association
•Member, American Institute of Certified Public Accountants
•Member, New Jersey Society of Certified Public Accountants
Education
•Graduate of Montclair State University

Age: 60 Director Since: 2024 Term expires in 2027	RACHANA A. KULKARNI President and Managing Partner of Medicor Cardiology

Dr. Kulkarni is President and Managing Partner of Medicor Cardiology, a leading cardiology group in New Jersey, and Regional Director of Cardiology of Barnabas Health
Corp. Dr. Kulkarni is Board Certified in Internal Medicine, Cardiology and Nuclear
Cardiology. Dr. Kulkarni currently serves in leadership roles on a number of not-for-profit boards, including Akshaya Patra USA, the world's largest non-governmental organization supporting school meal programs.
Dr. Kulkarni’s diverse skills, life experience, and contributions to her community, plays a key role in the Company’s continued development and growth.
Career Highlights
•Medicor Cardiology, President & CEO (2008 – present)
•Barnabas Health Corp, Regional Director of Cardiology (2023 – present)
Other Experience
•Trustee, Akshaya Patra, USA
•Trustee, NJ AAPI-American Association of Physicians of Indian Origin
•Trustee, Somerset Healthcare Foundation
•Former Trustee, American Heart Association – New Jersey Chapter
•Former Director, Executive Women of New Jersey
•Past President - American Heart Association New Jersey
Education
•Government Medical College, India - Medical Degree
•Rutgers University - Medical Degree
•Auburn University, Master’s Degree in Business Administration
•Harvard Business School, Certification – Women on Boards
•Harvard Business School, Certification – Certificate of Management Excellence
•Fellowship of American Society of Preventive Cardiology
•Certified Physician Executive - American Association Physician Executive

Age: 65 Director Since: 2013 Term expires in 2028	FRANK P. PATAFIO Senior Executive Vice President and Senior Managing Director, Head of Residential, RXR

Mr. Patafio has extensive knowledge and experience in real estate development and operations in the New York City marketplace and is a licensed Certified Public
Accountant. Mr. Patafio possesses strong risk assessment skills in real estate investment, operations, and financing.
Career Highlights
•RXR, Senior Executive Vice President and Senior Managing Director, various positions, currently Head of Residential (2010 – present)
•FJKP, LLC, PMP LLC and affiliated partnerships, which develop residential homes and own rental properties, Principal
•Praedium Group LLC, Partner and Chief Financial Officer (1999 - 2009)
•Credit Suisse First Boston, Director, Mortgage Products Group (1993 - 1999)
Other Experience
•Director, Northfield Bank Foundation
•Member of the Northwell Health System Staten Island Regional Executive
Council
Education
•Graduate of St. John's University
•MBA, Finance, Pace University Lubin School of Business

Executive Officers Who Are Not Directors
The information below details for each of the executive officers who are not directors: their name; age as of
December 31, 2025; and their business experience for the past five years. Unless otherwise indicated, executive officers have held their positions for the past five years.
David V. Fasanella, age 58, joined Northfield Bank in 2018, and currently serves as Executive Vice President and Chief Lending Officer. Prior to joining Northfield Bank, Mr. Fasanella was a Vice President and then a Regional Vice
President with TD Bank for more than 14 years.
William R. Jacobs, age 52, joined Northfield Bank as Controller in 2006. In 2012 he was named Principal
Accounting Officer, and in 2013 he was named Chief Financial Officer. In 2016, he was named Executive Vice President and Chief Financial Officer. Mr. Jacobs is a licensed Certified Public Accountant in the State of New Jersey.
Robin Lefkowitz, age 59, joined Northfield Bank as Director of Business Development in 2006. In 2016, she was
named Executive Vice President, Business Development and Branch Administration and in 2020 assumed responsibility for Deposit Operations, becoming Chief Branch Administration, Deposit Operations and Business Development Officer in
2021.
Vickie Tomasello, age 60, joined Northfield Bank as Executive Vice President and Chief Risk Officer in 2023.
Prior to joining Northfield Bank, Ms. Tomasello was the First Senior Vice President and Chief Audit Officer for Lakeland
Bank. Ms. Tomasello is a licensed Certified Public Accountant in the State of New York.
Delinquent Section 16(a) Reports
The Bancorp’s common stock is registered pursuant to Section 12(b) of the Exchange Act. Executive officers and directors of the Bancorp, and beneficial owners of greater than 10% of our shares of common stock (“10% beneficial owners”), are required to file reports on Forms 3, 4, and 5 with the SEC disclosing beneficial ownership and changes in beneficial ownership. SEC rules require disclosure in our Proxy Statement and Annual Report on Form 10-K of the failure of an officer, director, or 10% beneficial owner of the shares of common stock to file a Form 3, 4, or 5 on a timely basis.
Based upon our review of Forms 3, 4, and 5 provided to us for the year ended December 31, 2025, we believe no director, executive officer or 10% beneficial owner of Northfield Bancorp, Inc. failed to timely file any such required report.
Code of Conduct and Ethics
We maintain a Code of Conduct and Ethics for Senior Financial Officers that is applicable to our President and
Chief Executive Officer (Principal Executive Officer), Chief Financial Officer (Principal Financial and Accounting
Officer), and Controller. The Code of Conduct and Ethics for Senior Financial Officers is available on our website at
www.eNorthfield.com. Amendments to and waivers of the Code of Conduct and Ethics for Senior Financial Officers will be disclosed on our website, or otherwise in the manner required by applicable law, rule, or listing standard. No waivers were granted in 2025.
We also maintain a Code of Conduct and Ethics that is applicable to all employees, officers, and directors, which is available on our website at www.eNorthfield.com. We continue to demonstrate the Company's commitment to respect and dignity. Northfield Bank also continues to educate and inform our employees, officers and directors on recognizing and avoiding conflicts of interest and understanding the Company's risk tolerances. Employees, officers, and directors acknowledge annually that they will comply with the Code of Conduct and Ethics for Employees, Officers, and Directors
and related training is refreshed and assigned annually to all employees, officers and directors.
Recommendations for Director Nominees
There have been no changes to our procedures for stockholders to recommend director nominees since they were disclosed in our proxy statement for our 2025 Annual Meeting of Stockholders.

Insider Trading Policy and Arrangements
An insider trading policy is essential for corporate governance and compliance, aimed at preventing illegal insider trading and ensuring all insiders understand their obligations under securities laws. A robust insider trading policy promotes ethical behavior, compliance, investor confidence, and market integrity. Please see as Exhibit 19 to our Annual
Report on Form 10-K for the year ended December 31, 2025: Policies and Procedures and Addendum Regarding Insider
Trading and the Confidentiality of Information.
Audit Committee
The Board of Directors has an Audit Committee consisting of Directors: Annette Catino who served as Chair, Gil
Chapman, Timothy C. Harrison, and Paul V. Stahlin.
The Audit Committee is responsible for, among other matters: (1) appointing, compensating, retaining, evaluating, terminating and overseeing our independent registered public accounting firm; (2) discussing with our independent registered public accounting firm its independence from us; (3) reviewing with our independent registered public accounting firm the matters required to be reviewed by applicable auditing requirements; (4) approving all audit and permissible non-audit services to be performed by our independent registered public accounting firm; (5) overseeing the financial reporting process and discussing with management and our independent registered public accounting firm the interim and annual financial statements that we file with the SEC; (6) reviewing and monitoring our internal controls, disclosure controls and procedures and compliance with legal and regulatory requirements; (7) establishing procedures for the confidential anonymous submission of concerns regarding questionable accounting, internal controls, auditing and federal securities law matters; (8) reviewing and approving related person transactions and (9) providing risk oversight, including with respect to cybersecurity risk.
The Board of Directors, by its Nom/Gov Committee, has also determined that directors Catino, Chapman,
Harrison, and Stahlin each meet the qualifications to serve as an “audit committee financial expert” as that term is used in the rules and regulations of the SEC. The Board of Directors has so designated Audit Committee members Catino,
Chapman, Harrison, and Stahlin as “audit committee financial experts.”

ITEM 11.EXECUTIVE COMPENSATION
Compensation Discussion and Analysis
This Compensation Discussion and Analysis (“CD&A”) describes the philosophy, goals, process, components and other aspects of our 2025 executive compensation program and is intended to be read in conjunction with the tables that immediately follow this section, which provide further compensation information for the following named executive officers, or NEOs, for 2025:

Name	Title
Steven M. Klein	President and Chief Executive Officer
William R. Jacobs	Executive Vice President and Chief Financial Officer
David V. Fasanella	Executive Vice President and Chief Lending Officer
Robin Lefkowitz	Executive Vice President and Chief Branch Administration, Deposit Operations and Business Development Officer
Vickie Tomasello	Executive Vice President and Chief Risk Officer
Executive Summary
The Company maintains a competitive compensation program that rewards strong performance, safeguards the long-term success of the Company, and promotes a culture focused on its core values of trust, respect and excellence, within the bounds of appropriate risk management objectives. Our incentive compensation plans promote the achievement of the Company’s financial goals and objectives which include diluted earnings per share, loan originations (including goals specific to commercial and industrial, owner-occupied commercial real estate) and deposit growth (including both a comprehensive net deposit growth goal, and a goal specific to  lower cost transaction accounts),  goals aligned with the
Community Reinvestment Act's purpose, and when appropriate, individual goals related to key strategic initiatives.
The Company’s executive compensation program is designed to:
•Align the interests of our executives with those of our stockholders;
•Offer competitive salaries aligned with market practices generally at 15% +/- the median, and benchmarked to the 50th percentile of our peer group;
•Achieve balance among:
◦short- and long-term performance;
◦fixed- and performance-based compensation;
◦cash and equity;
•Link annual cash incentive compensation directly to performance:
◦focused on the Company’s strategic objectives;
◦appropriately balanced corporate goals;
◦targeted to reasonable payouts compared to peers;
•Provide equity incentives as a core component of total compensation:
◦aligned with market practices and benchmarked to the institutions within our peer group;
◦balanced between time- and performance-based vesting;
◦vested ratably over a number of years to focus on longer-term performance;
•“Clawback” incentive compensation (cash and equity) if certain events occur, such as discovery of materially incorrect financial information or restatement of financial statements;
•Promote ownership in the Bancorp through:
◦robust stock ownership guidelines;
◦prohibitions against hedging and borrowing against Bancorp stock;
•Provide continuity of leadership through the select use of employment and change-in-control agreements:

◦aligned with current market practices;
◦with no “evergreen” provisions;
◦using a “double-trigger” for severance payment;
◦with no tax “gross-up”;
◦with a payment formula weighted toward base salary and cash incentive compensation, with limited health and welfare benefits, and no severance payments for retirement benefits or perquisites; and
•Provide competitive health, welfare, and retirement benefits, and limited executive perquisites comparable to executives in our peer group as well as within the community banking marketplace.
Role of the Compensation Committee
The Compensation Committee of the Board of Directors, subject to ratification by the Board of Directors, oversees and approves the compensation of the NEOs including the oversight and administration of the incentive compensation plans for the NEOs. In addition, the Compensation Committee conducts an annual performance review of the Chief Executive Officer and, in consultation with the Chief Executive Officer, reviews the performance of the other
NEOs. The Compensation Committee also administers all of the Company’s equity incentive plans, including the plans in which the NEOs participate. The Board of Directors has ultimate authority to ratify the compensation of all executive officers, including the NEOs. For purposes of this CD&A, the Compensation Committee is herein referred to as the
“Committee.”
The Committee has a formal charter that describes the Committee’s scope of authority and its duties, which is available on our website at www.eNorthfield.com.
The Committee consists of four directors, all of whom are “independent” as set forth in the listing rules and requirements for NASDAQ securities. No member of the Committee receives compensation related to the activities of the
Company, except for services in his or her capacity as a board member. The Nom/Gov Committee of the Board of
Directors evaluates the independence of Committee members at least annually, using the standards contained in NASDAQ listing rules and requirements. This evaluation, and the determination that each member of the Committee is independent, was made most recently in March 2026.
Role of Officers in Committee Activities
The officers who serve as resources to the Committee are the Chief Executive Officer, Chief Financial Officer,
Chief Risk Officer, Director of Human Resources, Enterprise Risk Management Officer, Chief Internal Auditor, and
General Counsel and Corporate Secretary. These officers provide the Committee with input regarding, among other things, employee compensation philosophy, processes, risk considerations, and compensation matters regarding employees, including the NEOs. This communication and reporting assists in the design and alignment of compensation programs throughout the Company. In addition to providing factual information such as Company-wide performance on relevant measures, these individuals articulate management’s views on current compensation programs and processes, recommend relevant performance measures to be used for future evaluations, and otherwise supply information to assist the Committee.
The Chief Executive Officer also provides information about individual performance assessments for the other NEOs, and expresses to the Committee its views on the appropriate levels of compensation for the other NEOs for the ensuing year. At the request of the Committee, the Chief Executive Officer and Director of Human Resources communicate directly with third-party consultants, provide third-party consultants with Company-specific data and information, and assist in the evaluation of the estimated financial effect regarding any proposed changes to the various components of compensation.
Officers participate in Committee activities purely in an informational and advisory capacity and have no vote in the Committee’s decision-making process. The Chief Executive Officer does not attend those portions of Committee meetings during which his performance is evaluated or his compensation is being determined. In addition, the Committee meets in executive session, as appropriate, without management being present.

Use of Advisors
The Committee engages an independent compensation consultant to assist in the compensation process for the
NEOs. The compensation consultant is retained by and reports directly to the Committee. The consultant has the freedom to provide independent recommendations to the Committee, based on their research and experience, within the scope of their contracted services. The independent consultant provides services to management only in relation to activities of the
Committee. The independent consultant provides expertise and information about competitive trends in the employment marketplace, including established and emerging compensation practices at peer and other companies, including community banks in the Company’s marketplace.
The independent consultant also provides peer proxy statement and survey data, and assists in assembling relevant comparison groups for various purposes and establishing benchmarks for base salary, equity awards, and cash incentives from the comparison group proxy statements and survey data. The Committee evaluates, at least annually, the experience, performance, independence, and tenure of the independent consultant before engaging them for services in the upcoming year. The Committee has periodically engaged various independent consultants in discharging its responsibilities under its board approved charter.
Historically, the Committee’s practice has been to conduct a comprehensive review of executive compensation every three years (the "triennial review"), with the assistance of its independent compensation consultant; and, in the intervening years, utilizes its independent consultant to report on current market practices and trends, and to provide guidance for compensation and other related matters. The Committee also evaluates current market practices and Company information needs in evaluating the frequency of comprehensive executive compensation reviews, and may change the frequency as deemed appropriate.
On an annual basis, Aon is engaged to provide, among other things, current market compensation information and conduct a review of the annual Proxy CD&A, Committee Charter and executive employment and change-in-control agreements. The Committee regularly reviews the services, performance, and independence of its outside advisors. Aon’s independence was last reviewed against the rules and requirements of the SEC and NASDAQ in January 2026, and they were found to meet all of the criteria for independence.
The Committee also utilizes the firm of Luse Gorman, PC (“Luse Gorman”) to provide consultation regarding legal matters related to the functioning of the Committee, including interpretation of applicable rules and regulations and consultation on legal documents pertaining to, among other things, NEOs employment and change-in-control agreements, benefit plans, Management Cash Incentive Plans and equity award agreements. The Committee does not utilize Luse
Gorman for compensation consultation. The Committee regularly reviews the services provided by Luse Gorman. Luse
Gorman also provides services to the Company related to SEC and other regulatory matters.
Compensation Objectives and Philosophy
The overall objectives of the Company’s compensation programs are to attract, motivate, retain, and reward employees and officers (including the NEOs) for sustained high performance, and to provide competitive compensation, including cash and equity incentive compensation, to attract diverse talent to the Company, consistent with effective risk management. Our executive compensation program is designed to reward the NEOs based on their level of assigned management responsibilities, individual experience and performance levels, and knowledge of banking and our business.
The methods used to achieve these objectives are influenced by the compensation and employment practices of our competitors within the financial services industry, and elsewhere in the marketplace, for executive talent. Other considerations include each NEOs collective and individual contributions in achieving both financial and non-financial goals.
Our compensation program for our NEOs includes the following three short-term and long-term key components:
•Base Salary, designed to provide a reasonable level of predictable income commensurate with market standards for the position held;
•Cash Incentive Awards, designed to reward our executives for attaining specific performance goals that support the strategic objectives of the Company; and

•Equity Incentive Awards in the form of Company restricted stock and stock units designed to align the interests of the NEOs with those of stockholders and tied to the longer-term strategic objectives of the
Company.
In addition to the components above, we also provide certain benefits and perquisites to the NEOs at levels that are competitive and appropriate for their roles.
Benchmarking
Our compensation program is periodically evaluated in relation to benchmark data derived from information reported in publicly available proxy statements and from market compensation survey data. In 2022, the Committee engaged its independent compensation consultant, Aon, to assist it in conducting its triennial review of executive and director compensation. For the triennial review, Aon also reviewed our peer group and recommended the peer group below using objective criteria reflecting publicly-traded banks similar in asset size, business model and region to the Company. At time of initial selection, the asset size ranged from approximately $2.1 billion to $13.7 billion. The selected peer group includes companies that have been subsequently acquired.
The Committee approved the use of the following peer group:

ACNB Corp. (ACNB)	Flushing Financial Corporation (FFIC)	Peoples Financial Services (PFIS)
BCB Bancorp, Inc. (BCBP)	Kearny Financial Corp. (KRNY)	Provident Financial Services, Inc. (PFS)
CNB Financial Corporation (CCNE)	Lakeland Bancorp, Inc. (LBAI)	Shore Bancshares, Inc. (SHBI)
Columbia Financial, Inc. (CLBK)	Mid Penn Bancorp, Inc. (MPB)	Tompkins Financial Corporation (TMP)
ConnectOne Bancorp, Inc. (CNOB)	OceanFirst Financial Corp. (OCFC)	Unity Bancorp (UNTY)
First Bank (FRBA)	Orrstown Financial Services (ORRF)	Univest Financial Corporation (UVSP)
First of Long Island Corporation (FLIC)	Peapack-Gladstone Financial (PGC)
Assembling the Components of Compensation
The Committee analyzes the level and relative mix of executive compensation by component (e.g., base salary, short- and long-term incentives, and benefits) and in the aggregate. The Chief Executive Officer provides recommendations to the Committee relating to compensation to be paid to the NEOs other than himself. Based on this recommendation and their analysis, the Committee approves compensation for each NEO, subject to ratification by the Board of Directors.
When evaluating the components of total compensation, the Committee considers, among other things:
•current market practices;
•benchmark data derived from information reported in publicly-available proxy statements;
•studies conducted by its independent consultant; and
•alignment of cash and equity incentive awards with the Company's strategic objectives and performance.
The Committee seeks to reward Company and individual performance through incentive compensation that is within Board-approved risk parameters, and does not encourage behaviors that may result in undue risk.
Base Salary
Base salary is designed to provide a reasonable level of predictable income commensurate with the position, pay levels of similar positions in the market, experience, and demonstrated performance. NEOs are eligible for periodic adjustments to their base salary as a result of their individual performance, market analysis, and significant changes in their duties and responsibilities. The Committee annually reviews and approves base salaries, and changes thereto, for all NEOs, including our Chief Executive Officer.

The Committee generally targets the 50th percentile (for base salary and short-term cash incentives) of peer proxy and survey data, and a pay range around the median to allow for recognition of each NEOs specific experience, job responsibilities, individual performance, estimated value in the marketplace, and the Committee’s view of each NEOs role in the future success of the Company.
Based on the above, the Committee determined in January 2025, that the following annual base salary adjustments should be made prospectively, effective on or about February 24, 2025:

Annual Base Salaries
Name	December 31, 2024 ($)	Increase (%)	Increase ($)	February 24, 2025 ($)
Steven M. Klein	753,500	3.52	26,500	780,000
William R. Jacobs	420,250	3.51	14,750	435,000
David V. Fasanella	398,500	3.51	14,000	412,500
Robin Lefkowitz	350,000	8.57	30,000	380,000
Vickie Tomasello	336,500	5.50	18,500	355,000
Cash Incentives
The Committee reviewed cash incentive compensation market practices and developed and implemented an executive management cash incentive plan for 2025 (the “2025 Executive Management Cash Incentive Plan”) and
established Corporate Goals (as detailed below) in February 2025. The 2025 Executive Management Cash Incentive Plan
provides performance-based annual cash incentives to reward the Company’s NEOs for the execution of specific financial elements of our strategic business plans weighted to an executive’s functional area.
The Committee determined that for 2025, the focus of the incentive goals should remain on the primary drivers of longer-term franchise value, and established the following goals (the “Corporate Goals”) under the 2025 Executive
Management Cash Incentive Plan at Target:

Corporate Goals

Earnings Per Share ("EPS Goal")	Origination of Commercial and Industrial, Owner Occupied CRE, Construction, 1-4 Family CRE, Multifamily and Home Equity Loans ("Loan Goal")	Deposit Growth ("Deposit Goal")	Transaction Deposit Growth ("DDA Goal")
$0.86	$424.0 million	$140.4 million	$88.0 million
The Committee also provided for a range of performance around the Target goals, generally from 85% to 115% of the Targets listed above, with increases or decreases to incentive award opportunities as detailed in the table immediately below. In evaluating the Corporate Goals for 2025, the Committee determined to exclude the $41.0 million non-cash, non-
recurring goodwill impairment charge recorded by the Company in the fourth quarter of 2025, and brokered deposits.
Related to the 2025 goodwill impairment charge, the Committee discussed the non-operating nature of the item, including consideration that such item did not impact the Company's asset quality, liquidity, or regulatory capital.
The Committee considered several factors in setting Target award opportunities for 2025, including the projected improvements in economic forecasts, the continued successes in building lending teams, consideration of competitive forces for high quality loans, the strong liquidity position of the Company, Northfield’s reputation in the marketplace as a commercial community bank and our budgeted 2025 financial results, as compared to 2024 actual results. The Committee also considered the Company's historical practice of not budgeting for possible Federal Reserve interest rate actions.

Based on the above, in February 2025, the Committee set a targeted total cash incentive award (as a percentage of base salary) of approximately 50% for Mr. Klein, and 40% for each of Mr. Jacobs, Mr. Fasanella, Ms. Lefkowitz, and Ms.
Tomasello. These targeted percentages are based on the Target award opportunities and related weightings of the goals as detailed in the two tables below.
In addition to the Corporate Goals above, the Committee established Community Reinvestment Act (the "CRA")
goals for 2025 that support the long-term strategic objectives of the Company and compliance with applicable laws and regulations, with a Target award of 50% of base salary for Mr. Klein and 40% of base salary for Mr. Jacobs, Mr. Fasanella, and Ms. Lefkowitz. The Committee determined that factors considered under the CRA goals would include, but not be limited to, community development lending in our assessment area; small business lending to low-to-moderate income borrowers in low-to-moderate income areas; and residential loans to low-to-moderate income borrowers in low-to-
moderate areas. CRA Goals had an overall weighting of 15% of target.
Award opportunities set at Threshold/Target/Stretch under the 2025 Executive Management Cash Incentive Plan for each Corporate Goal are as follows (amounts are expressed as a percentage of each Named Executive Officer’s annual base salary effective December 31, 2025, before the application of approved weighting for each goal):

Award Opportunities at Threshold/Target/Stretch

Name	EPS Goal (%)	Loan Goal (%)	Deposit Goal (%)	DDA Goal (%)	CRA Goal (%)
Chief Executive Officer	25/50/75	25/50/75	25/50/75	25/50/75	25/50/75
Executive Vice Presidents(1)	20/40/60	20/40/60	20/40/60	20/40/60	20/40/60
(1) Excludes the position of Chief Risk Officer.
The 2025 Cash Incentive Goals are weighted as follows for each Named Executive Officer:

2025 Cash Incentive Goal Weightings (%)

Name	EPS Goal (%)	Loan Goal (%)	Deposit Goal (%)	CRA Goal (%)
Steven M. Klein	50	15	20	15
William R. Jacobs	50	15	20	15
David V. Fasanella	50	15	20	15
Robin Lefkowitz	50	15	20	15
Vickie Tomasello	N/A	N/A	N/A	N/A
For 2025, the Committee also established a shared individual goal related to the successful implementation of the
Company's new digital banking platform. Award opportunities, depending on involvement and success of the implementation of the platform, were established between 0% to 22.5% of base salary for each of the NEOs.
Given Ms. Tomasello’s role as Chief Risk Officer, she did not have Corporate Goals in 2025. Ms. Tomasello’s cash incentive compensation was targeted at the same level as the overall executive vice president team with individual performance goals relevant to operations of the credit department, as well as other risk management objectives, and Ms.
Tomasello's role and contributions related to the implementation of the new digital banking platform. This approach is in alignment with the role of Chief Risk Officer, and with the overall strategic objectives of the Company, while providing appropriate incentive related to key risk performance objectives.
The Committee also considers appropriate risk management elements for all NEOs, including compliance with
Company established risk tolerances in areas including credit quality, asset and liability concentrations, and liquidity and interest rate risk, as well as findings and conclusions of internal audits, external audits and regulatory examinations in assessing the achievement of the Corporate Goals for 2025.

The Committee evaluates the reasonableness and likelihood of attaining designated incentive goals, including stretch (maximum) goals, in an effort to ensure that such targets appropriately reward performance, but do not encourage undue risk taking. Actual performance over the applicable measurement period may exceed or fall short of the targets resulting in the NEO receiving an annual incentive cash award that is above or below the targeted level. Annual incentive cash awards granted in prior years are not taken into account by the Committee in the process of setting performance targets for the current year. The Committee believes that doing so would be inconsistent with the underlying reasons for the use of incentive compensation.
In February 2026, the Committee evaluated 2025 performance and achievement of the Corporate Goals for the
NEOs. When reviewing actual 2025 financial performance, the Committee affirmed its original incentive compensation plan design decisions made in February 2025, to exclude from the measures of performance, the goodwill impairment charge recorded in the fourth quarter of 2025, as well as brokered deposits.

Corporate Goal Achievement

Goal	Target ($)	Achievement(1) ($)	Percentage of Target Achieved (%)
EPS Goal	$0.86	$1.05 (Stretch)	122.1
Loan Goal	$424,000,000	$404,517,000 (Between Threshold and Target)	95.4
Deposit Goal	$140,400,000	Below Threshold	N/A
DDA Goal	$88,000,000	$164,363,000 (Stretch)	186.8
CRA Goals	Originate Community Development Loans equal to 5% of Tier 1 Capital, Originate 5% of total small business Loans by number in low to moderate income areas, Originate 5% of total residential loans (by number) to low- to-moderate borrowers, in low-to- moderate areas	Target	100
(1) EPS  excludes non-cash and non-taxable Goodwill impairment charge of $41.0 million.
As a result of the Company's financial performance in 2025, and in accordance with the 2025 Executive
Management Cash Incentive Plan, and related Corporate Goals, the Committee evaluated the level of attainment of each assigned Corporate Goal, and concluded that the EPS Goal for 2025 was achieved at the Stretch level of performance with cash incentive compensation for Messrs. Klein, Jacobs, Fasanella and Ms. Lefkowitz of $292,500, $130,500, $123,750,
$114,000, respectively.  Related to the Loan Goal, the Committee concluded that the goal was achieved between Threshold and Target, with cash incentive compensation for Messrs. Klein, Jacobs, Fasanella and Ms. Lefkowitz of $49,540, $22,102,
$20,959 and $19,308, respectively. The Corporate Deposit Goal was achieved below the Threshold level of performance and no incentive compensation was earned by the NEOs. The Corporate Transaction Deposit Goal was determined to be achieved at Stretch. The Committee considered the overall growth in deposits in 2025, including growth in transaction accounts at 162% of Stretch, the strategic importance  on lower cost transaction accounts, and the decreased cost of deposits in 2025 versus 2024 and made a determination to assign the full 20% weighting provided under the 2025
Executive Cash Incentive Plan to this goal resulting in  cash incentive compensation for Messrs. Klein, Jacobs, Fasanella and Ms. Lefkowitz of $117,000,  $52,200, $49,500, and $45,600, respectively. The CRA goals were achieved above
Target, but the Committee made a determination to award cash compensation at Target with cash incentive compensation for Messrs. Klein, Jacobs, Fasanella and Ms. Lefkowitz of $58,500, $26,100, $24,750, and $22,800, respectively. The
Committee also evaluated the successful implementation of the Company's new digital banking platform and made a determination to award cash incentive at Target for all NEO's with cash incentive compensation for Messrs. Klein, Jacobs,
Fasanella and Ms. Lefkowitz of $73,460, $63,098, $39,041, and $55,292, respectively.

The following table details the 2025 actual cash incentive award as a percentage of Target Award Opportunity:

Actual Cash Incentive Award as a Percentage of Target Award Opportunity:

Name	Target Award Opportunity ($)	Actual Award ($)	Actual Award as a Percentage of Target Award Opportunity (%)
Steven M. Klein	$468,000	$591,000	126
William R. Jacobs	$239,250	$294,000	123
David V. Fasanella	$206,250	$258,000	125
Robin Lefkowitz	$209,000	$257,000	123
Vickie Tomasello	$177,500	$222,000	125
Equity Awards
The objective of equity awards is to further align the interests of our employees, including the NEOs, with those of stockholders and to reward sustained performance.
On an annual basis, the Committee reviews its equity award grant practices in relation to market for the NEOs and other eligible employees. The Committee considers prior grants, including the value of such awards, the period over which the awards are earned, and the remaining unvested awards for each award recipient. The Committee also considers the current market grant practices of institutions within our peer group companies as provided by the Company’s independent compensation consultants. Based upon the above, the Committee determined in January 2025 to grant equity awards to select officers and the NEOs.
Approximately one-half of the targeted value of the awards for the NEOs received were in the form of time-based restricted shares of Company stock vesting on a pro-rata basis over a three-year period, beginning one year from the date of grant, and approximately one-half were performance-based restricted stock units ("Performance Awards"), with three-year cliff vesting tied to a goal of core return on average assets. The actual Performance Awards can vest above or below the targeted number of shares if core return on average assets exceeds Target by 15% (award increased by 50%) or is below
Target by 15% (award decreased by 50%). Performance Awards also provide for a Peer Modifier, with a 25% downward adjustment to the Performance Award earned if Company Core Return on Average Assets is below the 35th percentile of the Compensation Peer Group, and a 25% upward adjustment if Core Return on Average Assets is at or above the 50th percentile of the Compensation Peer Group.

2025 Equity Awards Granted to NEOs as Percentage of Annual Base Salary(1)

Name	Percentage of Annual Base Salary (%)	Performance Based Awards	Time Based Awards	Total 2025 Awards Granted

Steven M. Klein	75.0	24,233	24,233	48,466
William R. Jacobs	55.0	9,912	9,912	19,824
David V. Fasanella	55.0	9,399	9,399	18,798
Robin Lefkowitz	55.0	8,255	8,255	16,510
Vickie Tomasello	55.0	7,936	7,936	15,872
(1) Percentage of Annual Base Salary is calculated using the Named Executive Officer’s Annual Base Salary at December 31, 2024.
For 2025, certain NEOs were eligible to vest in awards based on performance from 2023 to 2025. Performance measures for this period were as follows:

2023-2025 Goals and Results of Performance Stock Awards

Multi Year Core ROAA	Threshold	Target	Stretch	Achievement

Core ROAA	0.95%	1.05%	1.20%	0.65%(1)
(1) Excludes Goodwill impairment charge for 2025.
Our Core ROAA for the three-year period ended December 31, 2025 was 0.65%, and below the Threshold level of performance. As a result, none of the performance stock awards granted in 2023 vested.
Broad-Based Benefits
We also provide to our NEOs certain broad-based benefits available to all qualifying employees of the Company, as well as fringe benefits and perquisites, and restoration and other termination benefits, not generally available to all qualifying employees of the Company.
The following summarizes the significant broad-based benefits in which the Named Executive Officers were eligible to participate in 2025:
•a defined contribution 401(k) retirement plan with discretionary employee profit-sharing contributions;
•an employee stock ownership plan;
•medical coverage (all employees share in a percentage of the cost, depending on their elections);
•pre-tax health and dependent care spending accounts; and
•group life insurance coverage (death benefit capped at $750,000, with the value of the death benefit over $50,000 being reported as taxable income to all employees).
The Northfield Bank Employee Stock Ownership Plan (the “ESOP”) allocates a certain number of shares of the
Bancorp’s common stock on an annual basis among plan participants subject to Internal Revenue Code limitations. All eligible employees, including Named Executive Officers, are eligible to participate in the plan.
Executive Benefits and Perquisites
In addition to the broad-based benefits described above, NEOs received the following fringe benefits and perquisites in 2025:
•all NEOs may participate in the Northfield Bank Non-Qualified Deferred Compensation Plan. The plan provides restoration of benefits capped under Northfield Bank’s broad-based benefits due to Internal
Revenue Code salary limitations or limitations due to participation requirements under tax-qualified plans. The plan also permits elective salary and cash incentive award deferrals;
•all NEOs are reimbursed for appropriate spousal/partner expenses for attendance at certain business events;
•all NEOs are provided a cellular allowance of up to $120 per month for business usage;
•Mr. Klein is provided full-time use of a company owned vehicle;
•Mr. Jacobs and Ms. Tomasello each received a monthly automobile allowance of $975; and
•Mr. Fasanella and Ms. Lefkowitz each received a monthly automobile allowance of $1,350.
The Committee reviews the other components of executive compensation (broad-based benefits, and executive benefits and perquisites) on an annual basis. Changes to the level or types of broad-based benefits within these categories, including considerations relating to the addition or elimination of benefits and plan design changes, are made by the
Committee on an aggregate basis with respect to the group of employees entitled to those benefits, and not necessarily with reference to a particular NEOs compensation. Decisions about these components of compensation are made without reference to the NEOs salary and annual cash incentives, as they involve issues of more general application and often include consideration of trends in the industry or in the employment marketplace.

Executive Agreements
In addition to the components of executive compensation described above, each NEO is a party to an employment agreement with Northfield Bank. See “Employment Agreements” for a description of these agreements and “Potential
Payments to Named Executive Officers” for information about potential payments to these individuals upon termination of their employment with Northfield Bank. The employment agreements contain no payment provisions for tax gross-ups to executives under any circumstance.
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
The Committee reviewed prevailing market practices, consulted with Aon on the competitiveness and reasonableness of the terms of the agreements, and negotiated the agreements with the individuals. The Committee believes such agreements are competitive market practice and necessary to retain executive talent.
The employment agreements for all NEOs are for a term of three years, and are reviewed annually by the
Committee for renewal. The agreements provide for salary and incentive cash compensation payments, as well as additional post-employment benefits, primarily health benefits for a period not to exceed 18 months (or equivalent cash payments), under certain conditions, as defined in the employment agreements. The benefits (base salary and cash incentive compensation) provided under the agreements are generally for three years as related to Mr. Klein, and two years for all other NEOs. See “Employment Agreements” for further discussion.
Exceptions to Usual Procedures
The Committee may recommend to the Board of Directors that they approve the payment of special cash compensation to one or more NEOs in addition to payments approved during the normal annual compensation-setting cycle. The Committee may make such a recommendation if it believes it would be appropriate to reward one or more
NEOs in recognition of contributions to a particular project, or in response to competitive and other factors that were not addressed during the normal annual compensation-setting cycle.
The Committee evaluated the contributions and successes of each NEO for 2025, and related cash incentives earned, and made a determination to not award any discretionary compensation to any NEO.
The Committee will consider off-cycle compensation adjustments whenever a NEOs status, role or responsibilities change, or an executive officer is hired. The Committee may depart from the compensation guidelines it would normally follow for executives in the case of outside hires. The Committee made no off-cycle compensation adjustments to NEOs for 2025.
Committee Actions Affecting 2026 Compensation
In 2025, Aon assisted the Committee with its review of determining 2026 executive (and director) compensation.
The triennial review included, among other things, an updated peer group, detailed survey data, and a report of current market practices, trends, and benchmarking related to executive base salaries, cash incentive compensation, equity compensation, employment contracts, and perquisites. Additionally, Aon provided the Committee with assistance in the development of the 2026 Management Cash Incentive Plan and related executive goals and award opportunities.
In January 2026, in connection with the results of the compensation review, and in recognition of individual performance, the Committee made the conclusion to increase the annual base salaries, effective on or about February 23,
2026, for the Named Executive Officers as follows:

Base Salary for 2026

Name	December 31, 2025 ($)	Increase (%)	Increase ($)	February 23, 2026 ($)
Steven M. Klein	780,000	3.50	27,300	807,300
William R. Jacobs	435,000	3.50	15,225	450,225
David V. Fasanella	412,500	3.50	14,440	426,940
Robin Lefkowitz	380,000	3.50	13,300	393,300
Vickie Tomasello	355,000	3.50	12,425	367,425
In February 2026, the Committee also granted equity awards to each of the NEOs, with the exception of Mr.
Klein. The equity award value for each of the NEOs receiving equity awards was 50% of base salary as of December 31,
2025. In addition, the equity awards were granted solely as cash settled restricted stock units vesting annually over a three-
year period beginning February 4, 2027. If an NEO is not employed as of the vesting date of February 4, 2028 or February
4, 2029, such awards will forfeit. If an NEO's employment terminates prior to the February 4, 2027, vesting date, such award that would have vested on February 4, 2027, will vest on the NEO's termination date.
In February 2026, the Committee approved the 2026 Management Cash Incentive Plan. The plan contains similar terms and conditions as the 2025 Management Cash Incentive Plan.
Compensation Committee Report
The Compensation Committee has reviewed and discussed with management, the section included in this
Amendment entitled “Compensation Discussion and Analysis (the “CD&A”).” Based on this review and discussion, the
Compensation Committee recommended to the Board of Directors that the CD&A be included in the Amendment. The members of the Compensation Committee at December 31, 2025 were: Paul V. Stahlin, who currently serves as Chair,
Annette Catino, Karen J. Kessler, and Timothy C. Harrison.
CEO Pay Ratio
As required by applicable SEC rules, the Company is providing the following information with regard to the relationship of the total annual compensation of the Company’s median employee to the total annual compensation of the
Company’s Chief Executive Officer, (the “CEO”). In 2025, Steven M. Klein, the Company’s CEO had a total annual compensation of $2,059,591, as reflected in the 2025 Summary Compensation Table included in this Proxy Statement. The median employee, excluding our CEO, had a total annual compensation estimated to be $79,322 for 2025. As a result, the
CEO’s 2025 total annual compensation was approximately 26 times that of the median employee.
In order to estimate our CEO pay ratio, we applied the same methodology as in 2024. We identified the median employee by examining the 2025 total cash compensation (base and bonus) for the active employees, excluding our CEO, who were employed by us on December 31, 2025, the determination date, and the last day of our payroll year. We included all employees, whether employed full-time or part-time. We annualized the base salaries of those individuals employed for less than the full year based on their part-time or full-time status.
We believe the use of total cash compensation for all employees is a consistently applied compensation measure because we do not widely distribute equity awards to all employees. After identifying the median employee based on total cash compensation, we calculated annual total compensation for such employee using the same methodology we use for our Named Executive Officers as set forth in the 2025 Summary Compensation Table in this Proxy Statement.
The required CEO pay ratio information is a reasonable estimate calculated in a manner consistent with SEC rules based on the methodologies and assumptions described above. SEC rules for identifying the median employee and determining the CEO pay ratio permit companies to employ a wide range of methodologies, estimates and assumptions. As a result, the CEO pay ratios reported by other companies which may have employed other permitted methodologies or assumptions and which may have a significantly different work force structure from the Company’s, is likely not comparable to the Company’s SEC-required or supplemental CEO pay ratios.

Summary Compensation Table
The following table sets forth certain information for the three years ended December 31, 2025, as to the total remuneration we paid to our Named Executive Officers:

Summary Compensation Table

Name and principal position	Year	Salary ($)	Stock Awards(1) ($)	Option Awards ($)	Bonus ($)	Non-equity incentive plan compensation ($)	All other compensation(2) ($)	Total ($)
Steven M. Klein, President and Chief Executive Officer	2025	775,923	565,114	—	—	591,000	127,554	2,059,591
	2024	749,086	436,808	—	—	169,632	121,483	1,477,009
	2023	723,693	384,972	—	—	—	119,115	1,227,780
William R. Jacobs, Executive Vice President and Chief Financial Officer	2025	432,732	231,148	—	—	294,000	72,421	1,030,301
	2024	417,784	203,004	—	—	74,437	68,845	764,070
	2023	403,615	165,945	—	30,000	—	65,705	665,265
David V. Fasanella Executive Vice President and Chief Lending Officer	2025	410,347	219,185	—	—	258,000	61,811	949,343
	2024	396,164	192,489	—	—	70,584	59,997	719,234
	2023	382,692	157,237	—	30,000	—	57,638	627,567
Robin Lefkowitz, Executive Vice President and Chief Branch Administration, Deposit Operations and Business Development Officer	2025	375,385	192,507	—	—	257,000	71,456	896,348
	2024	347,491	167,759	—	10,000	61,994	65,828	653,072
	2023	325,672	134,072	—	30,000	—	62,484	552,228
Vickie Tomasello, Executive Vice President and Chief Risk Officer	2025	352,154	185,068	—	—	222,000	37,879	797,101
	2024	334,510	162,488	—	—	59,603	21,355	577,956
	2023	112,500	24,999	—	—	—	5,484	142,983
(1)Represents the aggregate grant date fair value of time vesting and performance vesting awards to the employee. The grant date fair values of the performance-vesting portion of the awards granted in 2025 are computed at Target performance achievement and amounted to $282,557, $115,574, $109,592, $92,534, and $96,253 for
Messrs. Klein, Jacobs, and Fasanella, Ms. Tomasello, and Ms. Lefkowitz, respectively. The grant date fair values of the performance-vesting portion of the awards granted in 2025 at Stretch (Maximum) performance would be $423,835, $173,361, $164,389, $138,801, and $144,380, for Messrs. Klein, Jacobs, and Fasanella, Ms.
Tomasello, and Ms. Lefkowitz, respectively. Represents the aggregate grant date fair value of time vesting and performance vesting awards to the employee. The grant date fair values of the performance-vesting portion of the awards granted in 2024 are computed at Target performance achievement and amounted to $218,404,
$101,502, $96,245, $81,244, and $83,880 for Messrs. Klein, Jacobs, and Fasanella, Ms. Tomasello, and Ms. Lefkowitz, respectively. The grant date fair values of the performance-vesting portion of the awards granted in 2024 at Stretch (Maximum) performance would be $327,606, $152,253, $144,367, $121,866, and $125,819, for
Messrs. Klein, Jacobs, and Fasanella, Ms. Tomasello, and Ms. Lefkowitz, respectively. Represents the aggregate grant date fair value of time vesting and performance vesting awards to the employee. The grant date fair values of the performance-vesting portion of the awards granted in 2023 are computed at Target performance achievement and amounted to $194,228, $83,723, $79,330, and $67,643 for Messrs. Klein, Jacobs, Fasanella, and Ms. Lefkowitz, respectively. The grant date fair values of the performance-vesting portion of the awards granted in 2023 at Stretch (Maximum) performance would be $291,341 $125,585, $118,994, and $101,464, for Messrs.
Klein, Jacobs, Fasanella, and Ms. Lefkowitz, respectively.
(2)The individuals listed in this table participate in certain medical and dental coverage plans, not disclosed in the Summary Compensation Table, that are generally available to salaried employees and do not discriminate in scope, terms, and operation. The amounts shown below for each individual for the year ended December 31,
2025, include our direct out-of-pocket costs (reduced for Mr. Klein, in the case of the figures shown for automobiles, by the amount that would otherwise have been paid in cash reimbursements during the year for business use) for the following items:

All Other Compensation

	Mr. Klein ($)	Mr. Jacobs ($)	Mr. Fasanella ($)	Ms. Lefkowitz ($)	Ms. Tomasello ($)
Employer contributions to qualified and nonqualified deferred compensation plans	83,090	48,590	31,930	44,511	18,499
Automobile	19,739	11,700	16,200	16,200	11,700
Dividends paid on restricted stock awards(a)	20,732	8,946	8,425	7,047	1,058
Other(b)	3,993	3,185	5,256	3,698	6,622
Total	127,554	72,421	61,811	71,456	37,879

(a)Amounts represent dividends paid upon the vesting of restricted stock awards that were withheld while the restricted stock awards were unvested.
(b)Includes spousal reimbursement for business travel, welfare benefits, and cell phone and data usage.
Plan-Based Awards
As further discussed in “Compensation Discussion and Analysis — Assembling the Components of
Compensation,” the Company maintained a cash incentive award program and equity incentive award program for its
NEOs for the year ended December 31, 2025.
The following table sets forth for the year ended December 31, 2025, certain information as to grants of plan-
based cash awards:

Grants of Plan-Based Awards Non-Equity Awards

		Estimated future payouts under non-equity incentive plan awards
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)
Steven M. Klein	2/26/25	234,000	468,000	702,000
William R. Jacobs	2/26/25	119,625	239,250	358,875
David V. Fasanella	2/26/25	103,125	206,250	309,375
Robin Lefkowitz	2/26/25	104,500	209,000	313,500
Vickie Tomasello	2/26/25	88,750	177,500	266,250
See “Compensation Discussion and Analysis - Cash Incentives,” for actual awards made under the 2025 Executive
Management Cash Incentive Plan.

The following table sets forth for the year ended December 31, 2025, certain information as to grants of plan-
based equity awards:

Grants of Plan-Based Equity Awards Estimated Future Payouts Under Equity Incentive Plan Awards

Name	Grant Date	Threshold (2) (#)	Target(2) (#)	Stretch(2) (#)	Maximum(2) (#)	All other stock awards: Number of shares of stock or units (#)	Grant date Fair Value of Stock and Option Awards(1) ($)
Steven M. Klein	1/24/25	12,116	24,233	36,349	45,436	24,233	565,114
William R. Jacobs	1/24/25	4,956	9,912	14,868	18,585	9,912	231,148
David V. Fasanella	1/24/25	4,699	9,399	14,098	17,623	9,399	219,185
Robin Lefkowitz	1/24/25	4,127	8,255	12,382	15,478	8,255	192,507
Vickie Tomasello	1/24/25	3,968	7,936	11,904	14,880	7,936	185,068
(1)Represents the grant date fair value of awards to each Named Executive Officer at Target based on Northfield Bancorp, Inc. stock price of $11.66 as of close of business on January 24, 2025.
(2)The performance award payouts above are subject to a Modifier which in addition, provides for (i) a downward 25% adjustment if Core ROAA is below the 35th percentile as measured against the Company’s peer group as determined by the Compensation Committee of the Board; and (ii) an upward adjustment of payout of 25%
if Core ROAA is at or above the 50th percentile.  Between the 35th percentile and less than the 50th percentile, the Modifier is applied on a pro rata basis.  The award payouts above assumes Core ROAA is at Target.

The following table sets forth certain information regarding stock awards and stock options outstanding at
December 31, 2025, for the NEOs:

Outstanding Equity Awards at Fiscal Year-End

	Stock Option Awards					Stock Awards

Name	Grant Date	Number of securities underlying unexercised options (exercisable) (#)	Number of securities underlying unexercised options (unexercisable) (#)	Option exercise price ($)	Option expiration date(1)	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested(2)(3) ($)
Steven M. Klein	11/1/17	40,000	—	16.89	11/1/27	—	—
	1/29/21	—	—	—	—	2,297	26,255
	1/27/23	—	—	—	—	4,465	51,035
	1/26/24	—	—	—	—	27,349	312,599
	1/24/25	—	—	—	—	48,466	553,966
William R. Jacobs	1/29/21	—	—	—	—	986	11,270
	1/27/23	—	—	—	—	1,925	22,003
	1/26/24	—	—	—	—	12,710	145,275
	1/24/25	—	—	—	—	19,824	226,588
David V. Fasanella	1/29/21	—	—	—	—	925	10,573
	1/27/23	—	—	—	—	1,824	20,848
	1/26/24	—	—	—	—	12,052	137,754
	1/24/25	—	—	—	—	18,798	214,861
Robin Lefkowitz	11/16/16	40,000	—	18.44	11/16/26	—	—
	1/29/21	—	—	—	—	788	9,007
	1/27/23	—	—	—	—	1,555	17,774
	1/26/24	—	—	—	—	10,504	120,061
	1/24/25	—	—	—	—	16,510	188,709
Vickie Tomasello	1/26/24	—	—	—	—	10,174	116,289
	1/24/25	—	—	—	—	15,872	181,417
(1)Stock options expire if unexercised 10 years from the grant date.
(2)Restricted stock units represent a Target level of performance.
(3)Amount is based on $11.43 per share, which is the last reported closing price of the Bancorp’s common stock on December 31, 2025.

The following table provides information concerning stock option exercises and the vesting of stock awards for each NEOs during 2025:

Stock Option Exercised and Vested

	Options Exercised and Stock Vested

	Option Awards		Stock Awards

Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting(1) ($)
Steven M. Klein	—	—	16,802	196,889
William R. Jacobs	—	—	7,399	86,688
David V. Fasanella	—	—	6,985	81,839
Robin Lefkowitz	—	—	5,937	69,551
Vickie Tomasello	—	—	2,034	23,716
(1) "Value Realized on Vesting" is based on the closing price of Northfield Bancorp, Inc. common stock on date of vesting.
Non-Qualified Deferred Compensation Plan
The Northfield Bank Non-Qualified Deferred Compensation Plan provides for the elective deferral of fees by participating members of the Boards of Directors, and the elective deferral of compensation and/or performance-based compensation payable to eligible employees of the Bancorp and Northfield Bank. A designated amount of director fees, compensation and/or performance-based compensation may be deferred until one of the specified events in the plan occurs, which permits all or part of the monies so deferred, together with earnings, to be distributed to participants or their beneficiaries.
In addition, the plan provides eligible employees of Northfield Bank with supplemental retirement income from
Northfield Bank when such amounts are not payable under the contribution formula of the Northfield Bank 401(k) Savings
Plan, due to reductions and other limitations imposed under the Internal Revenue Code.
Members of the Boards of Directors of the Bancorp and Northfield Bank, and certain employees, are eligible to participate in the plan. In the Company’s sole discretion, each participant may request that his or her deferred compensation account be deemed to be invested in any one or more of the investment options available to the Company. A participant may periodically request a change to his or her investment allocation deemed available under the plan. If any participant fails to direct the investment of his or her deferred compensation account, or to the extent the employer chooses not to honor the participant’s request, the deferred compensation account will be deemed to bear interest at the rate prevailing for
30-year United States Treasury Bonds.
With respect to amounts of deferred director fees, deferred compensation or performance-based compensation, distributions will be made under the plan in the event of the participant’s retirement, death, termination due to disability, separation from service prior to the participant’s retirement date, upon the establishment of an unforeseeable emergency, upon a change in control, or upon the attainment of a specific date of distribution in a single lump sum or in up to 15 annual installment payments, as designated by the participant in his or her enrollment agreement. In the case of an unforeseeable emergency, the amounts distributed will not exceed the amounts necessary to satisfy the emergency plus an amount necessary to pay any taxes owed on the distribution. In the event the participant fails to designate a payment schedule on his enrollment agreement or if the entire balance credited to the participant’s account is less than $10,000, payment will be made in a single lump sum. If a participant dies before receiving the full amount of his benefit, the remaining amounts will be paid to the participant’s designated beneficiary according to the participant’s form of election or, if there is no designated beneficiary at the time of the participant’s death, to the participant’s estate in a single lump sum. Distributions to certain “specified employees” on account of their separation from service may be delayed for six months, if necessary, to comply with Internal Revenue Code Section 409A.

In addition, the Non-Qualified Deferred Compensation Plan provides for benefits which supplement those paid under the 401(k) Savings Plan in the event of normal, early or postponed retirement, death, or termination of service. Such benefits will be equal to the sum of: (i) the maximum amount of employer matching contributions provided to a participant each calendar year, assuming a participant’s maximum contributions, reduced by the amount of employer matching contributions made for the participant under the 401(k) Savings Plan for such year, adjusted by gains and losses; (ii)
commencing January 1, 2000, the amount of employer matching contributions not credited to a participant’s 401(k)
Savings Plan account as a result of an employer error, adjusted by gains and losses, if any; and (iii) the maximum amount of discretionary employer contributions that would be provided to a participant under the 401(k) Savings Plan, assuming an allocation without taking into account the limitations imposed by the Internal Revenue Code, reduced by the amount of discretionary employer contributions actually made to a participant under the 401(k) Savings Plan for each such year, adjusted by gains and losses, if any. Benefits payable under this plan that supplement matching contributions under the
401(k) Savings Plan will be aggregated with benefits payable under the Supplemental ESOP (described below). Upon the occurrence of a distribution event, such benefits will be payable in either a lump sum or installments over a period of up to
15 years, at the election of the participant made in accordance with Section 409A of the Internal Revenue Code.
The Non-Qualified Deferred Compensation plan is considered an unfunded plan for tax and Employee Retirement
Income Security Act purposes. All obligations owing under the plan are payable from the general assets of the Company and are subject to the claims of the Company’s creditors.
Supplemental Employee Stock Ownership Plan
The Northfield Bank Supplemental Employee Stock Ownership Plan (the “Supplemental ESOP”) provides additional cash benefits, equal to the participant’s account balance, at retirement or other termination of employment (or upon a change in control) to participants who are key employees, who are approved by the Compensation Committee and whose benefits under the tax-qualified ESOP, described below, are limited by tax law limitations applicable to tax-qualified plans. The Supplemental ESOP credits each participant who also participates in the tax-qualified ESOP with an annual amount equal to the sum of the difference (expressed in dollars) between (a) the number of shares of common stock of
Northfield Bancorp, Inc. that would have been allocated to the participant’s account in the employee stock ownership plan, but for the tax law limitations, plus earnings thereon, and (b) the actual number of shares allocated to the participant’s account in the employee stock ownership plan plus earnings thereon. In each case, the number of shares will be multiplied by the fair market value of the shares on the allocation date to determine the annual allocation amount. Each participant is permitted to make investment recommendations for the annual amount credited to his or her account among a broadly diversified group of mutual funds selected for investment by a committee appointed by Northfield Bank’s Board of
Directors to administer the Supplemental ESOP. Northfield Bank has established a rabbi trust to hold assets attributable to the Supplemental ESOP to informally fund its benefit obligation. Northfield Bank, at its discretion, may account for the
Supplemental ESOP solely as bookkeeping entries. Whether or not a rabbi trust is established, the participant’s account value is based on the value of the investments in which the participant invests, or is deemed to invest, in their account.
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

The following table sets forth certain information with respect to our Non-Qualified Deferred Compensation Plans at and for the year ended December 31, 2025:

Non-Qualified Deferred Compensation Plan

Name	Executive contributions in last fiscal year ($)(1)	Registrant contributions in last fiscal year ($)(1)	Aggregate earnings in last fiscal year ($)(2)	Aggregate withdrawals/ distributions ($)	Aggregate balance at last fiscal year end ($)(3)
Steven M. Klein	23,278	28,871	235,597	—	1,794,477
William R. Jacobs	12,950	5,703	22,953	—	192,135
David V. Fasanella	32,828	4,192	37,407	—	295,243
Vickie Tomasello	—	241	—	—	241
Robin Lefkowitz	37,404	1,924	7,038	—	68,678
(1)Contributions included in the “Executive contributions in last fiscal year” and the “Registrant contributions in last fiscal year” columns are included as compensation for the listed individuals in the Summary Compensation Table.
(2)Amounts included in the “Aggregate earnings in last fiscal year” are not included as compensation for the listed individuals in the Summary Compensation Table as such earnings are not preferential or “above market.”
(3)Amounts included in the “Aggregate balance at last fiscal year end” previously were reported as compensation for the listed individuals except to the extent that such balances reflect earnings, all of which were not preferential or “above market.”
Disability Coverage
All Named Executive Officers are eligible to purchase supplemental short-term disability coverage through
Northfield Bank on the same terms and conditions as other Northfield Bank employees.
Life Insurance Coverage
Named Executive Officers receive life insurance coverage for the term of their employment at Northfield Bank.
The benefit is valued at two times their annual base salary, up to a maximum benefit of $750,000. This benefit ceases upon termination of employment and is not transferable.
Employment Agreements
Northfield Bank has entered into employment agreements with each of the Named Executive Officers. Northfield
Bancorp, Inc. is a signatory to each of the agreements for the sole purpose of guaranteeing payments thereunder. Each of these agreements has an initial term of three years. Each year, on the anniversary date of the agreements, the employment agreements for all Named Executive Officers renew for an additional year so that the remaining term will be three years unless notice of non-renewal is provided to the executive prior to such anniversary date. If a contract is not renewed, the remaining term of the contract will be two years. The Compensation Committee of the Board of Directors conducts a performance evaluation of each executive to determine whether to renew the employment agreement. The Compensation
Committee also evaluates the terms and conditions of the agreements prior to renewal, in consultation with independent third-party compensation consultants, to determine that such terms and conditions are competitive with the market for the designated positions. The Compensation Committee will present its findings to the Board of Directors who either will approve renewal or non-renewal. If the Board determines not to renew an employment agreement, it must give notice to the executive within the prescribed timeframe prior to the anniversary date as provided for in the underlying contract.
The employment agreement for Mr. Klein provides for payments and benefits, as defined in the contract, to be calculated for up to a three-year period and for Messrs. Jacobs and Fasanella, Ms. Lefkowitz and Ms. Tomasello, for up to
a two-year period. Each of the contracts was renewed effective January 1, 2026.

Under the employment agreements base salaries for Messrs. Klein, Jacobs, and Fasanella, Ms. Lefkowitz, and Ms.
Tomasello were $780,000, $435,000, $412,500, $380,000 and $355,000, respectively, as of December 31, 2025. In addition to base salary, each agreement provides for, among other things, participation in certain cash incentive programs and other employee retirement benefit and fringe benefit plans applicable to executive employees. Northfield Bank will also pay or reimburse each executive for all reasonable business expenses incurred by the executive in the performance of his/her obligations. In addition, Northfield Bank will pay directly or reimburse Mr. Klein for the expense of leasing an automobile and reasonable expenses associated with the use of such automobile. Each employment agreement may be terminated for cause at any time, in which event the executive would have no right to receive compensation or other benefits under the employment agreement for any period after termination.
Certain events resulting in the executive’s termination or resignation entitle the executive to payments of severance benefits following termination of employment. If the executive’s employment is terminated for reasons other than “just cause” (as defined in the employment agreements), “disability” (as defined in the employment agreements), or death, or if the executive resigns during the term of the agreement following:
(i)the failure to elect or reelect or to appoint or reappoint the executive to the employee position;
(ii)a material change in the executive’s functions, duties, or responsibilities that would cause the executive’s position to become one of lesser responsibility, importance or scope;
(iii)a relocation of the executive’s principal place of employment by more than 35 miles from designated areas;
(iv)a material reduction in the benefits and perquisites of the executive, other than a reduction in pay or benefits of all Northfield Bank employees;
(v)the liquidation or dissolution of Northfield Bank or Northfield Bancorp, Inc. that would affect the status of the executive; or
(vi)a material breach of the employment agreement by Northfield Bank;
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
Notwithstanding the foregoing, if payments to the executive would result in an “excess parachute payment” as defined in Section 280G of the Internal Revenue Code, payments under the employment agreements would be reduced to avoid such a result.

The employment agreements provide that in the event of the executive’s disability, the executive’s obligation to perform services under the employment agreement will terminate, and the executive will continue to receive his or her then current base salary for one year. Such payments will be reduced by the amount of any short- or long-term disability benefits payable under any disability program sponsored by Northfield Bancorp, Inc. or Northfield Bank. If disability payments are not subject to federal income tax, then amounts payable to the executives under the employment agreements will be tax adjusted assuming a combined federal, state, and city tax rate of 38%, to determine the reduction in payments under the agreement, to reflect the tax-free nature of the disability payments. In addition, the executive and his dependents will continue to be provided with certain medical, dental and other health benefits on the same terms as those provided prior to the executive’s termination for a period of one year.
In the event of the executive’s death, the executive’s estate or beneficiaries will be paid the executive’s base salary for one year and will receive continued medical, dental, and other health benefits for one year on the same terms as those provided prior to the executive’s death.
Upon termination of employment, other than in connection with a change in control, the executives agree not to solicit Northfield Bank’s employees or customers for a period of one year (two years in the case of Mr. Klein if receiving benefits under the agreement). Also, if receiving severance payments under the agreement (other than following a change in control) the executives agree not to compete with Northfield Bank for a period of one year in the case of Messrs. Jacobs and Fasanella, Ms. Lefkowitz, and Ms. Tomasello, and two years in the case of Mr. Klein in any city, town or county in which the executive’s normal business office is located and Northfield Bank has an office or has filed an application for regulatory approval to establish an office.
Potential Payments to Named Executive Officers
The below table sets forth estimates of the amounts that would be payable to the listed individuals, under their employment agreements and stock option and restricted stock agreements in the event of their termination of employment on December 31, 2025, under designated circumstances. The table does not include vested or accrued benefits under qualified and non-qualified benefit plans or qualified or non-qualified deferred compensation plans that are disclosed elsewhere in this Proxy Statement. The estimates shown are highly dependent on a variety of factors, including but not limited to the date of termination, interest rates, federal, state, and local tax rates, and compensation history. Actual payments due could vary substantially from the estimates shown. For example, the amounts presented in the table below for discharge without Cause or resignation with Good Reason in connection with a change in control have not been reduced to reflect any cut-back required to avoid an excess parachute payment under Section 280G of the Internal Revenue Code.
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

Potential Payments to Named Executive Officers

	Mr.	Mr.	Mr.	Ms.	Ms.
	Klein	Jacobs	Fasanella	Lefkowitz	Tomasello
Disability(1)
Salary continuation	$605,745	$260,745	$238,245	$205,745	$180,745
Acceleration of vesting of equity awards(6)	943,855	405,136	384,037	335,551	297,706
Medical, dental and other health benefits	20,735	144	20,735	144	20,735
Total	$1,570,335	$666,025	$643,017	$541,440	$499,186
Death(2)
Salary (lump-sum payment)	$780,000	$435,000	$412,500	$380,000	$355,000
Acceleration of vesting of equity awards(6)	943,855	405,136	384,037	335,551	297,706
Medical, dental and other health benefits	20,735	144	20,735	144	20,735
Total	$1,744,590	$840,280	$817,272	$715,695	$673,441
Discharge Without Cause or Resignation With Good Reason — No Corporate Transaction(3)
Salary (lump sum)	$2,340,000	$870,000	$825,000	$760,000	$710,000
Bonus (lump sum)	529,410	104,438	100,584	101,994	119,206
Medical, dental and other health benefits(4)	48,480	3,002	48,480	1,735	48,480
Life insurance contributions(4)	1,723	941	5,434	1,585	7,824
Total	$2,919,613	$978,381	$979,498	$865,314	$885,510
Discharge Without Cause or Resignation With Good Reason — Corporate Transaction(5)
Salary (lump sum)	$2,340,000	$870,000	$825,000	$760,000	$710,000
Bonus (lump sum – see below)(5)
Relating to Change in Control	1,079,337	148,874	141,168	143,988	119,206
Relating to Merger of Equals	529,410	104,438	100,584	101,994	119,206
Acceleration of vesting of equity awards(6)	943,855	405,136	384,037	335,551	297,706
Medical, dental and other health benefits	48,480	3,002	48,480	1,735	48,480
Life insurance contributions	1,723	941	5,434	1,585	7,824
Total (Change in Control)	$4,413,395	$1,427,953	$1,404,119	$1,242,859	$1,183,216
Total (Merger of Equals)	$3,863,468	$1,383,517	$1,363,535	$1,200,865	$1,183,216

(1)All Named Executive Officers receive, for one year following such disability, base salary for one year. The employment agreement provides the executive with her or his base salary in the first year following disability, reduced by any assumed short-term or long-term disability insurance benefits provided under separate insurance plans we maintain. The amounts due under the employment agreements are reduced by any assumed short-term or long-term disability insurance benefits provided under separate insurance plans on a tax-equivalent basis (assuming a 38% tax rate), if such short-term or long-term disability benefits are excludable for federal income tax purposes. Each Named Executive Officer also receives health benefits previously provided for a period of one year under the same terms immediately prior to termination due to disability.
(2)Each of the employment agreements provides for a lump sum death benefit equal to one year of base salary for each executive. The employment agreements also provide for the continuation of medical, dental, and other health benefits to the executive’s family for a period of one year at the same terms and cost to the executive immediately prior to their death.
(3)The employment agreement for Mr. Klein provides for the lump-sum payment of: three times base salary; three times the average annual bonus and/or incentive award for the three years prior to the year of termination. Employment agreements for Mr. Jacobs, Mr. Fasanella, Ms. Lefkowitz and Ms. Tomasello provide for the lump-sum payment of: two times base salary; two times the average annual bonus and/or incentive award for the two years prior to the year of termination.
(4)Employment agreements provide for medical, dental, and other health and welfare benefits to the executive and his or her family, at no cost to the executive for a period of 18 months from the date of termination. The reported figures reflect the estimated present value of the future health care premiums costs, calculated utilizing similar health care cost increase assumptions we used in measuring our liability for such benefits for financial statement purposes. For purposes of this presentation, the estimated future costs were discounted at a 2% annual compounding rate. The reported figures also include the estimated costs of group term life insurance benefits at a discount rate of 2% compounded annually.

(5)Each employment agreement provides for severance benefits on termination following a corporate transaction, defined as a Change in Control, only if the executive’s employment is terminated involuntarily or they resign with Good Reason. Under each of the employment agreements, amounts payable under a Change in Control are identical to those payable for “Discharge Without Cause or Resignation With Good Reason — no Corporate Transaction” except that: (i) payments pertaining to bonus and/or incentive awards are based upon the highest annual bonus and/or incentive award earned in any of the three years preceding the year in which the termination occurs in the case of Mr. Klein, and in any of the two years preceding the year in which the termination occurs in the case of Messrs. Jacobs and Fasanella, Ms.
Lefkowitz, and Ms.  Tomasello. All employment agreements limit the total payments to an executive to an amount that is one dollar less than three times the executive’s
“base amount” as defined in Section 280G of the Internal Revenue Code. Amount reported as “Bonus” is modified based on whether the corporate transaction is a
Change in Control or Merger of Equals, as defined in the 2019 Equity Incentive Plans and related equity award agreements. Although the term “Merger of Equals” is not a defined term in the employment agreements, in the event of a Merger of Equals, followed by a termination without cause or for good reason an executive would receive the same bonus as set forth above under Discharge without cause or Resignation with Good Reason — No Corporate Transaction.
(6)Equity award agreements for all participants, including Named Executive Officers, provide for the acceleration of unvested equity awards in the event of disability, death, and in certain corporate transactions including a Change in Control as defined under the 2019 Equity Incentive Plans, and a Merger of Equals as defined in the related equity award agreements for all participants. The amounts reported represent the value of unvested equity awards at December 31, 2025, calculated as the sum of:
(a) unvested shares of restricted stock and/or restricted stock units (time-based and performance-based) multiplied by the last reported closing price of the Bancorp’s common stock as reported on December 31, 2025, of $11.43 per share. The restricted stock units granted in 2025 limit the acceleration of vesting as a result of disability or death, however, the table above assumes all restricted stock units vest upon disability or death.
Say-on-Pay
At the 2025 Annual Meeting, stockholders voted, on an advisory basis, whether to approve the compensation paid to the Named Executive Officers (“say-on-pay”). A significant majority of the votes, approximately 95%, were cast in favor of the resolution to approve the executive compensation described in the 2025 Proxy Statement.
At the 2025 Annual Meeting, stockholders voted on a non-binding proposal to establish whether stockholders should vote on executive compensation every one, two, or three years. A majority of the votes were cast in favor of holding the non-binding vote on executive compensation every year. The Board of Directors took this vote into account in passing a resolution in which it approved holding a non-binding stockholder vote on executive compensation every year.
Compensation Committee Interlocks and Insider Participation
We have no compensation committee interlocks. Ms. Catino, Ms. Kessler, and Messrs. Harrison and Stahlin,
constitute all of the directors who served on our Compensation Committee at any time during 2025. Each committee member is and was an independent, outside director, and none is a current or former officer or employee of the Company.
Director Compensation
Historically, the Compensation Committee's practice has been to conduct a comprehensive review of director compensation every three years (the "triennial review"), with the assistance of its independent compensation consultant, and in consultation with the Nom/Gov Committee. In the intervening years, the Compensation Committee utilizes its independent consultant to report on current market practices and trends, and to provide guidance for compensation and other related matters. The Compensation Committee considers, among other things, the size and complexity of the
Company, director's responsibilities, director compensation for comparable companies, marketplace availability of necessary skill sets, and the time commitment necessary for the Board, through its members, to adequately discharge their oversight roles and responsibilities.
The below table sets forth the director and committee fee structure for the Board and the below standing committees as of December 31, 2025. Chairs also receive as members, annual cash fees or per meeting attendance cash fees. Directors who are also employees of the Company receive no additional compensation for service as a director.
Attendance cash fees, and one-fourth of any annual cash fee, are paid on a quarterly basis in arrears, unless a director elects to have such fees or a portion thereof, deferred under our nonqualified deferred compensation plan, described below in this
Proxy Statement.

	Board of Directors(1)	Audit Committee	Compensation Committee	Nominating and Corporate Governance Committee
Annual Cash Fee-Chair	—	$13,000	$10,000	$8,000
Annual Cash Fee-Members	$54,000	$13,000	$10,000	$5,500
Per Meeting Cash Fee	—	—	—	—
Annual Restricted Stock Award-Members(2)	$54,000	—	—	—
(1)Mr. Klein serves as Chairman of the Board and as an employee receives no additional compensation for service as a director.
(2)Actual value of shares received in 2025 is rounded to a whole share. Therefore, the value of restricted stock received each year will be approximately the targeted amount.  Awards are typically granted in January of each year and vest one year later.
Members of each of the Compliance and IT Committee and the Risk Committee receive a member annual cash fee of $6,600. Members of the Loan Committee receive a $1,100 per meeting (or aggregate meetings at the discretion of the
Loan Committee Chair) attendance fee. Chairs of these committees receive an annual committee chair fee of $8,000. The
Lead Independent Director annual fee is $22,000. Effective January 1, 2026, based on completion of the triennial review the Annual Equity Award was increased to $60,000 and was granted in the form of Cash Settled Restricted Stock Units.
Also, the Loan Committee fee structure was transitioned to an annual member retainer of $5,500 which anticipates four quarterly meetings, with additional meetings paid at a rate of $550 per meeting.
The Company also pays directly or reimburses directors for normal, customary, and necessary business expenses, which include the provision of secure computer tablets to access board meeting materials, relevant professional memberships, and costs associated with participation in professional training seminars and conferences occurring primarily in the Company’s local market area, subject to annual dollar limitations as set forth by the Nom/Gov Committee.
The below table sets forth for the year ended December 31, 2025 certain information as to the total remuneration we paid or that was earned by our directors.

Name	Fees earned or paid in cash ($)(1)	Restricted Stock ($)(2)	All other compensation ($)(3)	Total ($)
Annette Catino	96,290	53,998	2,110	152,398
Gil Chapman	79,100	53,998	2,110	135,208
John P. Connors, Jr.	80,700	53,998	2,110	136,808
Timothy C. Harrison	112,740	53,998	2,110	168,848
Karen J. Kessler	84,340	53,998	2,110	140,448
Rachana Kulkarni	67,440	53,998	2,110	123,548
Frank P. Patafio	78,707	53,998	2,110	134,815
Patrick L. Ryan(4)	34,733	53,998	2,110	90,841
Paul V. Stahlin	93,840	53,998	2,110	149,948
(1)Includes annual fee payments, meeting fees, internet reimbursement, and committee and/or chairperson fees earned during the calendar year, whether the director received payment of such amounts or elected to defer them.
(2)Represents 4,631 shares of Northfield Bancorp, Inc. stock valued at $11.66 on date of grant (January 24, 2025) which vested on January 24, 2026. For presentation purposes, amounts are rounded up to the nearest whole dollar.
(3)All other compensation consists solely of dividends paid upon the vesting of restricted stock awards that were withheld while the restricted stock awards were unvested.
For presentation purposes, amounts are rounded up to the nearest whole dollar.
(4)Upon reaching mandatory retirement age, Mr. Ryan retired from the Board following the May 28, 2025 Annual Meeting of Stockholders.

The following table sets forth certain information regarding stock awards outstanding at December 31, 2025, for non-employee directors, and there are no outstanding stock options:

Outstanding Director Equity Awards at Fiscal Year-End

	Option Awards					Stock Awards
Name	Grant Date	Number of securities underlying unexercised options (exercisable) (#)	Number of securities underlying unexercised options (unexercisable) (#)	Option exercise price ($)	Option expiration date(1)	Number of shares or units of stock that have not vested (#)
Annette Catino	1/24/25	—	—	—	—	4,631
Gil Chapman	1/24/25	—	—	—	—	4,631
John P. Connors, Jr.	1/24/25	—	—	—	—	4,631
Timothy C. Harrison	1/24/25	—	—	—	—	4,631
Karen J. Kessler	1/24/25	—	—	—	—	4,631
Rachana Kulkarni	1/24/25	—	—	—	—	4,631
Frank P. Patafio	1/24/25	—	—	—	—	4,631
Patrick L. Ryan(1)	1/24/25	—	—	—	—	4,631
Paul V. Stahlin	1/24/25	—	—	—	—	4,631
(1) Upon reaching mandatory retirement age, Mr. Ryan retired from the Board following the May 28, 2025 Annual Meeting of Stockholders.
Merger-Related Compensation Arrangements
Settlement Agreements with Executive Officers. On January 31, 2026, and in connection with our proposed merger with Columbia Financial, Inc. (the “Merger”), the Bancorp and Northfield Bank entered into a settlement agreement with each of Steven Klein, William R. Jacobs, David V. Fasanella, Robin Lefkowitz and Vickie Tomasello. The
settlement agreements provide that effective as the closing of the Merger, the executives’ employment agreements will be terminated, and the executives will not be entitled to any further payments thereunder. Further, Mr. Klein will be subject to non-competition and non-solicitation provisions for a period of two years following his termination of employment from
Columbia Financial, Inc. and/or Columbia Bank. In consideration for entering into the settlement agreements, Mr. Klein,
Mr. Jacobs, Mr. Fasanella, Ms. Lefkowitz, and Ms. Tomasello will receive lump sum payments of $5,740,307 for Mr.
Klein, $1,495,734 for Mr. Jacobs, $1,414,980 for Mr. Fasanella, $1,304,747 for Ms. Lefkowitz, and $1,131,597 for Ms.
Tomasello, with such amounts subject to reduction to the extent necessary to ensure an excise tax is not imposed by
Sections 280G and 4999 of the Internal Revenue Code, as amended, less required tax withholdings, payable on, or immediately prior to, the closing of the Merger.
2026 Equity Awards.  On February 4, 2026, and in connection with the Merger, William R. Jacobs, David V.
Fasanella, Robin Lefkowitz and Vickie Tomasello were granted equity awards under Northfield Bancorp’s 2019 Equity
Incentive Plan, with all such awards in the form of time-based restricted stock units vesting in cash equally over a three-
year period beginning on the first anniversary of the award and in the event of an executive officer’s termination without cause, a termination for good reason, death or disability prior to February 4, 2027, the awards that are otherwise scheduled to vest on February 4, 2027 will automatically vest. The value of the equity awards upon grant totaled $217,500, $206,250,
$190,000 and $177,500 for Mr. Jacobs, Mr. Fasanella, Ms. Lefkowitz and Ms. Tomasello, respectively.
On February 4, 2026, and in connection with the Merger, each non-employee director of Northfield Bancorp was granted equity awards under Northfield Bancorp’s 2019 Equity Incentive Plan, with all such awards in the form of time-
based restricted stock units to be settled in cash with a one-year cliff vesting schedule, and in the event of a non-employee director’s involuntary termination of service, death or disability, the awards will automatically vest. The value of the equity awards upon grant totaled $60,000 for each non-employee director.

ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
AND RELATED STOCKHOLDER MATTERS
Equity Compensation Plans Approved by Stockholders
Set forth below is certain information as of December 31, 2025, regarding equity compensation plans that have been approved by stockholders.

Equity compensation plans approved by stockholders	Number of securities to be issued upon exercise of outstanding options and rights	Weighted average exercise price(1) ($)	Number of securities remaining available for issuance under the plan(2)(3)
Equity compensation plans approved by security holders	80,000	17.67	1,205,988
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	80,000	17.67	1,205,988
(1)Exercise price relates only to stock options.
(2)Upon stockholder approval of the Northfield Bancorp, Inc. 2019 Equity Incentive Plan on May 22, 2019, the Northfield Bancorp, Inc.
2014 Equity Incentive Plan was frozen and equity awards that otherwise would have been available for issuance are no longer available for grant. The 2019 Equity Incentive Plan permits the Compensation Committee of the Board to award, at its discretion, the remaining securities available for issuance under the plans entirely in stock options.
(3)Under the 2019 Equity Incentive Plan the maximum number of shares of stock that may be delivered to participants in the form of stock options or stock appreciation rights (SARs) is six million. To the extent an equity award is issued in the form of a restricted stock grant or restricted stock unit, the number of stock options/SARs that can be granted is reduced by 4.5. The maximum number of shares of stock that may be delivered to participants in the form of restricted stock awards or restricted stock units is 1,333,333.
Stock Ownership
Persons and groups who beneficially own in excess of 5% of our shares of common stock are required to file certain reports with the SEC regarding such ownership pursuant to the Securities Exchange Act of 1934 (the
“Exchange Act”). The following table sets forth, as of March 31, 2026, the shares of our common stock beneficially owned by each person known to us who was the beneficial owner of more than 5% of the outstanding shares of common stock.

Name and Address of Beneficial Owner(s)	Amount of Shares Owned and Nature of Beneficial Ownership(1)	Percent of Shares of Common Stock Outstanding
Northfield Bank Employee Stock Ownership Plan Trust and Northfield Bank Savings Plan 1013 Centre Road, Suite 300 Wilmington, DE 19805	3,297,475	7.90%
Blackrock, Inc. 50 Hudson Yards New York, NY 10001 (2)	5,400,149	12.93%
The Vanguard Group P.O. Box 2600 Valley Forge, PA 19482 (3)	2,246,176	5.38%
Dimensional Fund Advisors, LP Building One 6300 Bee Cave Road Austin, TX 78746 (4)	2,531,384	6.06%
(1)In accordance with Rule 13d-3 under the Exchange Act, a person or entity is deemed to be the beneficial owner for purposes of this table of any shares of common stock, if they have shared voting or investment power with respect to such security, or a right to acquire beneficial ownership at any time within 60 days from the date as of which beneficial ownership is being determined. As used herein, “voting power” is the power to vote or direct the voting of shares and
“investment power” is the power to dispose or direct the disposition of shares, and includes all shares held directly as well as by spouses and minor children, in trust and other indirect ownership, over which shares the named individuals effectively exercise sole or shared voting or investment power.
(2)This information is based on Schedule 13F  filed with the Securities Exchange Commission on February 12, 2026.
(3)This information is based on Schedule 13F filed with the Securities Exchange Commission on January 29, 2026.
(4)This information is based on Schedule 13F filed with the Securities Exchange Commission on February 12, 2026.

The table below sets forth certain ownership information regarding our Board of Directors and the Named
Executive Officers as of March 31, 2026.

Name(1)	Positions Held in Northfield Bancorp, Inc.	Shares of Common Stock Beneficially Owned(2)	Percent of Class
Annette Catino	Director	288,448(3)	*
Gil Chapman	Director	62,419(4)	*
John P. Connors, Jr.	Director	209,632(5)	*
Timothy C. Harrison	Director	82,313	*
Karen J. Kessler	Director	68,354(6)	*
Steven M. Klein	Chairman, President, and Chief Executive Officer	639,532(7)	1.53%
Rachana A. Kulkarni	Director	18,688	*
Frank P. Patafio	Director	267,362(8)	*
Paul V. Stahlin	Director	54,354(9)	*
David V. Fasanella	Executive Vice President, Chief Lending Officer	73,398(10)	*
William R. Jacobs	Executive Vice President, Chief Financial Officer	120,516(11)	*
Vickie Tomasello	Executive Vice President, Chief Risk Officer	13,505 (12)	*
Robin Lefkowitz	Executive Vice President, Chief Branch Administration, Deposit Operations and Business Development Officer	131,256(13)	*
All Directors and Executive Officers as a group (13 individuals)		2,029,777	4.85%(14)
*Less than 1%.
(1)The mailing address for each person listed is 581 Main Street, Suite 810, Woodbridge, New Jersey, 07095.
(2)See definition of “beneficial ownership” in the table “Voting Securities and Principal Holders Thereof.”
(3)Includes 89,852 shares held jointly with Ms. Catino’s spouse, 21,000 shares held in Ms. Catino’s IRA account, and 37,460 shares held in Ms. Catino’s SEP account.
(4)Includes 7,651 shares held in Mr. Chapman’s IRA accounts, 31,897 shares held jointly with Mr. Chapman’s spouse and 6,763 shares held by Mr. Chapman’s spouse.
(5)Includes 40,222 shares held in Mr. Connors’ IRA accounts, 14,300 shares held jointly with Mr. Connors’ spouse, and 841 shares held by Mr. Connors’ spouse.
(6)Includes 3,500 shares held in Ms. Kessler’s IRA account.
(7)Includes 66,420 shares held in Northfield Bank’s 401(k) Plan and 59,119 shares allocated to Mr. Klein under Northfield Bank’s ESOP. Also includes 40,000 shares that may be acquired within 60 days of March 31, 2026 by exercising options.
(8)Includes 97,000 shares held jointly with Mr. Patafio’s spouse, 10,000 shares held in Mr. Patafio's IRA Account, and shares held by Mr. Patafio’s spouse.
Includes shares that may be acquired within 60 days of March 31, 2026 by exercising options.
(9)Includes 40,000 shares held in Mr. Stahlin’s IRA account.
(10)Includes 2,362 shares held in Northfield Bank’s 401(k) Plan, 9,612 shares allocated to Mr. Fasanella under Northfield Bank’s ESOP, and 11,500 shares held in
Mr. Fasanella’s Roth IRA account.
(11)Includes 12,837 shares held in Northfield Bank’s 401(k) Plan, and 38,614 shares allocated to Mr. Jacobs under Northfield Bank’s ESOP.
(12)Includes 1,138 shares allocated to Ms. Tomasello under Northfield Bank's ESOP.
(13)Includes 3,000 shares held jointly with Ms. Lefkowitz’s spouse, 25,911 shares held in Northfield Bank’s 401(k) Plan, and 38,388 shares allocated to Ms.
Lefkowitz under Northfield Bank’s ESOP. Also includes 40,000 shares that may be acquired within 60 days of March 31, 2026, by exercising options.
(14)Directors and executive officers beneficially owned 2,029,777 shares of common stock, or 4.85% of the outstanding shares.

ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
INDEPENDENCE
Transactions with Certain Related Persons
Pursuant to our Policy and Procedures for Approval of Related Person Transactions, the Nom/Gov Committee
periodically reviews, no less frequently than annually, a summary of transactions in excess of $50,000 including our directors, executive officers, and their family members, to determine whether the transactions are in accordance with our policies and should be ratified and approved. Furthermore, our Loan Committee reviews, no less than quarterly, all loan transactions with our directors, executive officers, and their family members. Additionally, pursuant to our Code of
Conduct and Ethics for Employees, Officers and Directors, directors and executive officers will report a conflict of interest or appearance of conflict of interest to the Nom/Gov Committee.
Loans and Extensions of Credit
The Sarbanes-Oxley Act of 2002 generally prohibits us from making loans to our executive officers and directors, but it contains a specific exemption from such prohibition for loans made by Northfield Bank to our executive officers and directors in compliance with federal banking regulations.
The aggregate amount of outstanding loans to executive officers and directors and their related entities was
$1,222,627 at December 31, 2025. All such loans were approved by the Board of Directors and were made in the ordinary course of business on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable loans with persons not related to Northfield Bank, and did not involve more than the normal risk of collectability or present other unfavorable features. These loans were performing according to their original terms at
December 31, 2025, and were made in compliance with federal banking regulations.
Director Independence
The Board of Directors determines the independence of each director in accordance with NASDAQ rules. The
Board of Directors has determined that each of our directors, other than Mr. Klein, meets the standards to be considered an independent director. In addition, the Board of Directors has determined that all of our directors, other than Mr. Klein, qualify to serve on the Audit Committee and the Compensation Committee pursuant to additional applicable independence requirements and guidelines of NASDAQ and the rules and regulations of, and interpretations of, the SEC.
In making its independence determinations, the Board of Directors considered a reported family relationship between Mr. Harrison and an employee of Advance Local Media LLC, who is its chief executive officer, through which
Northfield Bank places newspaper and digital advertisements from time to time. There is no contract for such advertising.
Northfield Bank pays for advertising space only and Advance Local Media LLC does not provide any professional services. In 2025, Northfield Bank did not purchase any advertising space from Advance Local Media LLC.

ITEM 14.PRINCIPAL ACCOUNTANT FEES AND SERVICES
Auditor Fees and Services
The following table presents fees for professional services rendered by Crowe LLP for 2025 and 2024:

	Year Ended December 31, 2025	Year Ended December 31, 2024
Audit Fees	$611,000	$568,000
Audit-Related Fees	—	7,000
Tax Fees	69,510	77,661
Total Fees	$680,510	$652,661
The following table presents fees for professional services rendered by our former independent registered public accounting firm, KPMG LLP for 2024:

	Year Ended December 31, 2025	Year Ended December 31, 2024
Audit Fees	$—	$—
Audit-Related Fees	—	125,000
Total Fees	$—	$125,000
The aggregate fees included in the Audit Fees category were fees billed or expected to be billed for the calendar years for the audit of our annual financial statements and the review of our quarterly financial statements.
Audit Fees
Audit fees of $611,000 for the year ended December 31, 2025, and $568,000 for the year ended December 31,
2024, were for professional services rendered for the audits of our consolidated financial statements, review of quarterly financial information, and the internal control attestations required under the Sarbanes-Oxley Act of 2002 and the Federal
Deposit Insurance Corporation regulations for the years ended December 31, 2025 and 2024.
Audit-Related Fees
During 2024, the Company incurred $125,000 in fees for professional services rendered by KPMG LLP in connection with issuing of their consent with the filing of the Company's Form 10-K for 2024 and 2023. During 2024, the
Company incurred $7,000 of fees for services rendered by Crowe LLP incurred for the assessment of the Company's goodwill for potential impairment.
Tax Fees or Other Fees
During 2025 and 2024, the Company incurred $69,510 and $77,661, respectively, in fees for tax services rendered by Crowe LLP. No other fees were incurred for 2025 or 2024.
Policy for Approval of Audit and Permitted Non-audit Services
The Audit Committee’s policy is to pre-approve all audit and non-audit services provided by the independent registered public accounting firm, either by approving services prior to the engagement or pursuant to a pre-approval policy with respect to particular services. These services may include audit services, audit-related services, tax services, and other services. The Audit Committee has delegated pre-approval authority to the Chair of the Audit Committee when expediency is necessary. The independent registered public accounting firm and management are required to periodically report to the full Audit Committee regarding the extent of services provided by the independent registered public accounting firm in accordance with this pre-approval, and the fees for the services performed to date.

All audit, tax, and other categories of fees, as applicable, described below were approved either as part of our engagement for professional services or pursuant to the pre-approval policy described above. The Audit Committee concluded that the provision of all such services, as applicable, was compatible with the maintenance of independence in the conduct of performing auditing functions.

PART IV
ITEM 15.EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
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

NORTHFIELD BANCORP, INC.

Date:	April 28, 2026	By:	/s/ Steven M. Klein
Steven M. Klein
Chairman, President and Chief Executive Officer
(Duly Authorized Representative)