Form 10-Q
period 2026-03-31
Northfield Bancorp, Inc.
filed 2026-05-11
CIK 1493225

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026
or
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
As of April 30, 2026, the registrant had 41,763,852 shares of Common Stock, par value $0.01 per share, issued and outstanding.

NORTHFIELD BANCORP, INC.
Form 10-Q Quarterly Report

PART I
ITEM 1.     FINANCIAL STATEMENTS

NORTHFIELD BANCORP, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited) (In thousands, except share amounts)

	March 31, 2026	December 31, 2025
ASSETS:
Cash and due from banks	$11,620	$12,051
Interest-bearing deposits in other financial institutions	227,987	151,900
Total cash and cash equivalents	239,607	163,951
Trading securities	13,831	15,215
Debt securities available-for-sale, at estimated fair value (with no allowance for credit losses at March 31, 2026 and December 31, 2025)	1,378,502	1,412,419
Debt securities held-to-maturity, at amortized cost	8,278	8,339
(estimated fair value of $8,003 at March 31, 2026, and $8,144 at December 31, 2025, with no allowance for credit losses at March 31, 2026 and December 31, 2025)
Equity securities	5,000	5,000
Loans held-for-investment	3,807,957	3,856,773
Less: allowance for credit losses	(37,034)	(38,144)
Net loans held-for-investment	3,770,923	3,818,629
Accrued interest receivable	20,087	20,118
Bank-owned life insurance	184,718	182,828
Federal Home Loan Bank (“FHLB”) of New York stock, at cost	42,195	46,568
Operating lease right-of-use assets	24,588	25,789
Premises and equipment, net	19,383	19,938
Other assets	28,090	35,216
Total assets	$5,735,202	$5,754,010
LIABILITIES AND STOCKHOLDERS’ EQUITY:
LIABILITIES:
Deposits	$4,088,617	$4,015,809
FHLB advances and other borrowings	802,185	900,216
Subordinated debentures, net of issuance costs	61,721	61,665
Operating lease liabilities	28,348	29,643
Advance payments by borrowers for taxes and insurance	25,630	20,276
Accrued expenses and other liabilities	34,011	36,342
Total liabilities	5,040,512	5,063,951
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value: 25,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value: 150,000,000 shares authorized, 64,770,875 shares issued at
March 31, 2026 and December 31, 2025, 41,763,852 and 41,801,495 outstanding at March 31, 2026 and December 31, 2025, respectively	648	648
Additional paid-in-capital	593,135	592,473
Unallocated common stock held by employee stock ownership plan	(11,523)	(11,728)
Retained earnings	426,966	420,404
Accumulated other comprehensive loss	(6,571)	(4,220)
Treasury stock at cost: 23,007,023 and 22,969,380 shares at March 31, 2026 and December 31, 2025, respectively	(307,965)	(307,518)
Total stockholders’ equity	694,690	690,059
Total liabilities and stockholders’ equity	$5,735,202	$5,754,010

See accompanying notes to unaudited consolidated financial statements.

NORTHFIELD BANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited) (In thousands, except per share data)

	Three Months Ended March 31,
	2026	2025
Interest income:
Loans	$45,400	$45,283
Mortgage-backed securities	15,004	12,009
Other securities	382	797
FHLB of New York dividends	788	862
Deposits in other financial institutions	1,334	1,141
Total interest income	62,908	60,092
Interest expense:
Deposits	17,880	21,191
Borrowings	7,246	6,291
Subordinated debt	819	819
Total interest expense	25,945	28,301
Net interest income	36,963	31,791
Provision for credit losses	247	2,582
Net interest income after provision for credit losses	36,716	29,209
Non-interest income:
Fees and service charges for customer services	1,709	1,620
Income on bank-owned life insurance	1,891	1,639
Losses on available-for-sale debt securities, net	(2)	—
Losses on trading securities, net	(254)	(299)
Other	68	62
Total non-interest income	3,412	3,022
Non-interest expense:
Compensation and employee benefits	12,673	11,775
Occupancy	3,354	3,533
Furniture and equipment	376	414
Data processing	2,352	2,122
Professional fees	691	1,072
Merger related expenses	1,709	—
Advertising	159	250
Federal Deposit Insurance Corporation insurance	606	617
Credit (benefit)/loss expense for off-balance sheet exposures	(67)	103
Other	1,406	1,549
Total non-interest expense	23,259	21,435
Income before income tax expense	16,869	10,796
Income tax expense	5,026	2,920
Net income	$11,843	$7,876
Net income per common share:
Basic	$0.30	$0.19
Diluted	$0.30	$0.19

See accompanying notes to unaudited consolidated financial statements.

NORTHFIELD BANCORP, INC. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME - (Continued) (Unaudited) (In thousands)

	Three Months Ended March 31,
	2026	2025
Net income	$11,843	$7,876
Other comprehensive (loss) income:
Unrealized (losses) gains on debt securities available-for-sale:
Net unrealized holding (losses) gains	(3,356)	11,610
Add: Reclassification adjustment for net losses included in net income	2	—
Net unrealized (losses) gains	(3,354)	11,610
Other comprehensive (loss) income before tax	(3,354)	11,610
Income tax benefit (expense) related to net unrealized holding (losses) gains on debt securities available-for-sale	1,003	(3,482)
Other comprehensive (loss) income, net of tax	(2,351)	8,128
Comprehensive income	$9,492	$16,004

See accompanying notes to unaudited consolidated financial statements.

NORTHFIELD BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Three Months Ended March 31, 2026 and 2025
(Unaudited) (In thousands, except share data)

	Common Stock
	Shares Outstanding	Par Value	Additional Paid-in Capital	Unallocated Common Stock Held by the Employee Stock Ownership Plan	Retained Earnings	Accumulated Other Comprehensive Income (loss) Net of tax	Treasury Stock	Total Stockholders' Equity
Balance at December 31, 2024	42,903,598	$648	$591,336	$(13,042)	$440,760	$(20,296)	$(294,710)	$704,696
Net income					7,876			7,876
Other comprehensive income, net of tax						8,128		8,128
ESOP shares allocated or committed to be released			81	214				295
Stock compensation expense			765					765
Restricted stock issuance	232,003		(2,705)				2,705	—
Cash dividends declared and paid ($0.13 per common share)					(5,387)			(5,387)
Purchase of employee restricted stock to fund statutory tax withholding	(19,177)						(224)	(224)
Repurchase of treasury stock (average cost of $11.36 per share)	(440,150)						(5,000)	(5,000)
Balance at March 31, 2025	42,676,274	$648	$589,477	$(12,828)	$443,249	$(12,168)	$(297,229)	$711,149

Balance at December 31, 2025	41,801,495	$648	$592,473	$(11,728)	$420,404	$(4,220)	$(307,518)	$690,059
Net income					11,843			11,843
Other comprehensive loss, net of tax						(2,351)		(2,351)
ESOP shares allocated or committed to be released			109	205				314
Stock compensation expense			553					553
Cash dividends declared and paid ($0.13 per common share)					(5,281)			(5,281)
Purchase of employee restricted stock to fund statutory tax withholding	(37,643)						(447)	(447)
Balance at March 31, 2026	41,763,852	$648	$593,135	$(11,523)	$426,966	$(6,571)	$(307,965)	$694,690

See accompanying notes to unaudited consolidated financial statements.

NORTHFIELD BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (In thousands)

	Three Months Ended March 31,
	2026	2025
Net income	$11,843	$7,876
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	247	2,582
ESOP and stock compensation expense	867	1,060
Depreciation	743	812
Amortization of premiums and deferred loan costs, net of accretion of discounts and deferred loan fees	791	1,263
Amortization of debt issuance costs	56	56
Amortization of intangible assets	—	12
Amortization of operating lease right-of-use assets	1,201	1,179
Income on bank-owned life insurance	(1,891)	(1,639)
Losses on available-for-sale debt securities, net	2	—
Losses on trading securities, net	254	299
Net sales of trading securities	1,130	582
Decrease (increase) in accrued interest receivable	32	(570)
Decrease (increase) in other assets	6,836	(329)
Decrease in accrued expenses and other liabilities	(2,331)	(3,757)
Net cash provided by operating activities	19,780	9,426
Cash flows from investing activities:
Net decrease in loans receivable	46,996	27,374
Purchases of FHLB of New York stock	(10,322)	(11,315)
Redemptions of FHLB of New York stock	14,695	8,859
Purchases of debt securities available-for-sale	(147,662)	(300,647)
Proceeds from sale of equity securities	—	3,406
Principal payments and maturities on debt securities available-for-sale	177,893	165,792
Principal payments and maturities on debt securities held-to-maturity	61	443
Purchases and improvements of premises and equipment	(188)	(258)
Net cash provided by (used in) investing activities	81,473	(106,346)
Cash flows from financing activities:
Net increase (decrease) in deposits	72,808	(6,521)
Dividends paid	(5,281)	(5,387)
Purchase of treasury stock	(447)	(5,224)
Increase in advance payments by borrowers for taxes and insurance	5,354	5,213
Proceeds from borrowings and securities sold under agreements to repurchase	405,500	857,000
Repayments related to other borrowings and securities sold under agreements to repurchase	(503,531)	(814,243)
Net cash (used in) provided by financing activities	(25,597)	30,838
Net increase (decrease) in cash and cash equivalents	75,656	(66,082)
Cash and cash equivalents at beginning of period	163,951	167,744
Cash and cash equivalents at end of period	$239,607	$101,662

See accompanying notes to unaudited consolidated financial statements

NORTHFIELD BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)
(Unaudited) (In thousands)

	Three Months Ended March 31,
	2026	2025
Supplemental cash flow information:
Cash paid during the period for:
Interest	$26,181	$28,301
Income taxes	133	190
Non-cash transactions:
Loan charge-offs, net	1,357	2,844
Right-of-use assets obtained in exchange for new lease liabilities	—	753

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

In the opinion of management, all adjustments (consisting solely of normal and recurring adjustments) necessary for the fair presentation of the consolidated balance sheets and the consolidated statements of comprehensive income for the unaudited periods presented have been included. The results of operations and other data presented for the three months ended March 31, 2026 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2026 or for any other period. Whenever necessary, certain prior year amounts are reclassified to conform to the current year presentation.
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
The consolidated financial statements presented should be read in conjunction with the audited consolidated financial statements and notes to consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the SEC.

Note 2 – Debt Securities Available-for-Sale
The following is a comparative summary of mortgage-backed securities and other debt securities available-for-sale at March 31, 2026, and December 31, 2025 (in thousands):

	March 31, 2026
		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
	cost	gains	losses	value
U.S. Government agency securities	$587	$—	$(48)	$539
Mortgage-backed securities:
Pass-through certificates:
Government sponsored enterprises ("GSEs")	454,004	1,104	(11,402)	443,706
Real estate mortgage investment conduits ("REMICs"):
GSE	885,039	4,726	(3,900)	885,865
Total mortgage-backed securities	1,339,043	5,830	(15,302)	1,329,571
Other debt securities:
Municipal bonds	614	1	(1)	614
Corporate bonds	47,699	208	(129)	47,778
Total other debt securities	48,313	209	(130)	48,392
Total debt securities available-for-sale	$1,387,943	$6,039	$(15,480)	$1,378,502

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

	December 31, 2025
		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
	cost	gains	losses	value
U.S. Government agency securities	$607	$—	$(49)	$558
Mortgage-backed securities:
Pass-through certificates:
GSE	515,162	2,508	(10,721)	506,949
REMICs:
GSE	870,020	6,123	(4,044)	872,099
Total mortgage-backed securities	1,385,182	8,631	(14,765)	1,379,048
Other debt securities:
Municipal bonds	614	1	(1)	614
Corporate bonds	32,101	268	(170)	32,199
Total other debt securities	32,715	269	(171)	32,813
Total debt securities available-for-sale	$1,418,504	$8,900	$(14,985)	$1,412,419
The following is a summary of the expected maturity distribution of debt securities available-for-sale, other than mortgage-backed securities, at March 31, 2026 (in thousands):

Available-for-sale	Amortized cost	Estimated fair value
Due in one year or less	$4,307	$4,311
Due after one year through five years	34,593	34,572
Due after five years through ten years	10,000	10,049
	$48,900	$48,932
Contractual maturities for mortgage-backed securities are not included above, as expected maturities on mortgage-backed securities may differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without penalties.

Certain securities available-for-sale are pledged or encumbered to secure borrowings under pledge agreements and repurchase agreements and for other purposes required by law. At March 31, 2026, and December 31, 2025, the fair value of debt securities available-for-sale that were pledged to secure borrowings and deposits was $704.0 million and $686.3 million, respectively.

For the three months ended March 31, 2026, the Company had no proceeds on sales of debt securities available-for-sale, with no gross realized gains and gross realized losses of $2,000 related to calls of securities. For the three months ended March 31, 2025, the Company had no proceeds on sales of debt securities available-for-sale, with no gross realized gains or losses. The Company recognized net losses of $254,000 and $299,000 on its trading securities portfolio during the three months ended March 31, 2026 and 2025, respectively.

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

Gross unrealized losses on mortgage-backed securities and other debt securities available-for-sale, and the estimated fair value of the related securities, aggregated by security category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2026, and December 31, 2025, were as follows (in thousands):

	March 31, 2026
	Less than 12 months		12 months or more		Total
	Unrealized	Estimated	Unrealized	Estimated	Unrealized	Estimated
	losses	fair value	losses	fair value	losses	fair value
U.S. Government agency securities	$—	$—	$(48)	$540	$(48)	$540
Mortgage-backed securities:
Pass-through certificates:
GSE	(751)	171,356	(10,651)	173,258	(11,402)	344,614
REMICs:
GSE	(89)	40,714	(3,811)	113,963	(3,900)	154,677
Other debt securities:
Municipal bonds	(1)	483	—	—	(1)	483
Corporate bonds	(45)	1,955	(84)	3,915	(129)	5,870
Total	$(886)	$214,508	$(14,594)	$291,676	$(15,480)	$506,184

	December 31, 2025
	Less than 12 months		12 months or more		Total
	Unrealized	Estimated	Unrealized	Estimated	Unrealized	Estimated
	losses	fair value	losses	fair value	losses	fair value
U.S. Government agency securities	$—	$—	$(49)	$558	$(49)	$558
Mortgage-backed securities:
Pass-through certificates:
GSE	(92)	51,775	(10,629)	189,412	(10,721)	241,187
REMICs:
GSE	(12)	7,980	(4,032)	120,616	(4,044)	128,596
Other debt securities:
Municipal bonds	(1)	482	—	—	(1)	482
Corporate bonds	(5)	1,995	(165)	18,837	(170)	20,832
Total	$(110)	$62,232	$(14,875)	$329,423	$(14,985)	$391,655

The Company held 90 pass-through mortgage-backed securities issued or guaranteed by GSEs, 61 REMIC mortgage-backed securities issued or guaranteed by GSEs, one corporate bond, and one U.S. Government agency security that were in a continuous unrealized loss position of twelve months or greater at March 31, 2026. There was 14 pass-through mortgage-backed security issued or guaranteed by a GSE, three REMIC mortgage-backed securities issued or guaranteed by GSEs, one municipal bond, and one corporate bond that were in an unrealized loss position of less than twelve months at March 31, 2026. Substantially all securities referred to above were rated investment grade at March 31, 2026.

Available-for-sale debt securities in unrealized loss positions are evaluated for impairment related to credit losses on a quarterly basis. In performing an assessment of whether any decline in fair value is due to a credit loss, the Company considers the extent to which the fair value is less than the amortized cost, changes in credit ratings, any adverse economic conditions, as well as all relevant information at the individual security level such as credit deterioration of the issuer or collateral underlying the security. In assessing the impairment, the Company compares the present value of cash flows expected to be collected with the amortized cost basis of the security. If it is determined that the decline in fair value was due to credit losses, an allowance for credit losses is recorded, limited to the amount the fair value is less than amortized cost basis. The Company did not record any allowance for credit losses on its available-for-sale debt securities as of March 31, 2026 or December 31, 2025.

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

The Company has made the accounting policy election to exclude accrued interest receivable on available-for-sale securities from the estimate of credit losses. Accrued interest receivable associated with debt securities available-for-sale totaled $4.1 million and $4.2 million at March 31, 2026, and December 31, 2025, respectively, and was reported in accrued interest receivable on the consolidated balance sheets. The Company elected not to measure an allowance for credit losses on accrued interest receivable as an allowance on possible uncollectible accrued interest is not warranted.

Note 3 – Debt Securities Held-to-Maturity

The following is a summary of mortgage-backed securities held-to-maturity at March 31, 2026, and December 31, 2025 (in thousands):

	March 31, 2026
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Mortgage-backed securities:
Pass-through certificates:
GSE	$8,278	$73	$(348)	$8,003
Total securities held-to-maturity	$8,278	$73	$(348)	$8,003

	December 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Mortgage-backed securities:
Pass-through certificates:
GSE	$8,339	$99	$(294)	$8,144
Total securities held-to-maturity	$8,339	$99	$(294)	$8,144

Contractual maturities for mortgage-backed securities are not presented, as expected maturities on mortgage-backed securities may differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without penalties. There were no sales of held-to-maturity securities during the three months ended March 31, 2026 or March 31, 2025.

At March 31, 2026, and December 31, 2025, debt securities held-to-maturity with a carrying value of $8.1 million and $6.7 million, respectively, were pledged to secure borrowings and deposits.

Gross unrealized losses on mortgage-backed securities held-to-maturity, and the estimated fair value of the related securities, aggregated by security category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2026, and December 31, 2025, were as follows (in thousands):

	March 31, 2026
	Less than 12 months		12 months or more		Total
	Unrealized	Estimated	Unrealized	Estimated	Unrealized	Estimated
	losses	fair value	losses	fair value	losses	fair value
Mortgage-backed securities:
Pass-through certificates:
GSE	$—	$—	$(348)	$5,818	$(348)	$5,818
Total	$—	$—	$(348)	$5,818	$(348)	$5,818

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

	December 31, 2025
	Less than 12 months		12 months or more		Total
	Unrealized	Estimated	Unrealized	Estimated	Unrealized	Estimated
	losses	fair value	losses	fair value	losses	fair value
Mortgage-backed securities:
Pass-through certificates:
GSE	$—	$—	$(294)	$5,922	$(294)	$5,922
Total	$—	$—	$(294)	$5,922	$(294)	$5,922

The Company held nine pass-through mortgage-backed debt securities held-to-maturity issued or guaranteed by GSEs that were in a continuous unrealized loss position of twelve months or greater at March 31, 2026.

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

The Company has made the accounting policy election to exclude accrued interest receivable on held-to-maturity securities from the estimate of credit losses. Accrued interest receivable associated with held-to-maturity securities totaling $29,000 and $30,000 at March 31, 2026, and December 31, 2025, respectively, was reported in accrued interest receivable on the consolidated balance sheets. The Company elected not to measure an allowance for credit losses on accrued interest receivable as an allowance on possible uncollectible accrued interest is not warranted.

Note 4 – Equity Securities

Equity securities totaled $5.0 million at both March 31, 2026, and December 31, 2025, and consisted of an investment in a private SBA loan fund (the “SBA Loan Fund”) recorded at net asset value. As the SBA Loan Fund operates as a private fund, its shares are not publicly traded and, therefore, has no readily determinable market value. The SBA Loan Fund was recorded at net asset value as a practical expedient for reporting fair value.

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)
Note 5 – Loans

The following table summarizes the Company’s loans held-for-investment (in thousands):

	March 31,	December 31,
	2026	2025
Real estate loans:
Multifamily	$2,314,049	$2,361,365
Commercial mortgage	901,588	911,390
One-to-four family residential mortgage	164,199	165,100
Home equity and lines of credit	195,696	198,557
Construction and land	50,163	44,522
Total real estate loans	3,625,695	3,680,934
Commercial and industrial loans	172,988	166,167
Other loans	1,030	1,409
Total commercial and industrial and other loans	174,018	167,576
Loans held-for-investment (excluding purchased credit-deteriorated (“PCD”) loans)	3,799,713	3,848,510
PCD loans	8,244	8,263
Total loans held-for-investment	3,807,957	3,856,773
Allowance for credit losses	(37,034)	(38,144)
Net loans held-for-investment	$3,770,923	$3,818,629

In addition to originating loans, the Company may acquire loans through portfolio purchases or acquisitions of other companies. Purchased loans that have evidence of more than insignificant credit deterioration since origination are deemed PCD loans. For PCD loans, each loan pool is accounted for as a single asset with a single composite interest rate and an aggregate expectation of cash flows. PCD loans totaled $8.2 million at March 31, 2026, as compared to $8.3 million at December 31, 2025. The majority of the PCD loan balances were acquired as part of a Federal Deposit Insurance Corporation-assisted transaction. At March 31, 2026, PCD loans consisted of approximately 10% of one-to-four family residential loans, 21% of commercial real estate loans, 56% of commercial and industrial loans, and of 13% home equity loans. At December 31, 2025, PCD loans consisted of approximately 10% of one-to-four family residential loans, 21% of commercial real estate loans, 58% of commercial and industrial loans, and 11% of home equity loans.

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

The Company maintains a credit risk rating system as part of the risk assessment of its loan portfolio. The Company’s lending officers are required to assign a credit risk rating to each loan in their portfolio at origination. This risk rating is reviewed periodically and adjusted if necessary. Quarterly, management presents monitored assets to the Loan Committee. In addition, the Company engages a third-party independent loan reviewer that performs semi-annual reviews of a sample of loans, validating the credit risk ratings assigned to such loans. The credit risk ratings play an important role in the establishment of the provision for credit losses on loans and the allowance for credit losses for loans held-for-investment. After determining the loss factor for each portfolio segment held-for-investment, the collectively evaluated for impairment balance of the held-for-investment portfolio is multiplied by the collectively evaluated for impairment loss factor for the respective portfolio segment in order to determine the allowance for loans collectively evaluated for impairment.

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

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)
The following table presents the Company’s loans held-for-investment and current period gross charge-offs, excluding PCD loans, by loan class, credit risk ratings and year of origination, at March 31, 2026 (in thousands):

	March 31, 2026
	2026	2025	2024	2023	2022	Prior	Revolving Loans	Total
Real Estate:
Multifamily
Pass	$7,160	$102,313	$4,801	$83,787	$556,748	$1,540,138	$240	$2,295,187
Special mention	—	—	—	—	1,097	7,472	—	8,569
Substandard	—	—	—	—	—	10,293	—	10,293
Total multifamily	7,160	102,313	4,801	83,787	557,845	1,557,903	240	2,314,049
Commercial mortgage
Pass	7,744	92,709	61,020	84,965	181,635	451,027	2,115	881,215
Special mention	—	—	—	—	—	3,692	—	3,692
Substandard	—	—	—	—	6,477	9,921	283	16,681
Total commercial mortgage	7,744	92,709	61,020	84,965	188,112	464,640	2,398	901,588
One-to-four family residential
Pass	4,303	19,772	14,691	12,863	20,339	90,019	897	162,884
Substandard	—	—	—	—	—	1,315	—	1,315
Total one-to-four family residential	4,303	19,772	14,691	12,863	20,339	91,334	897	164,199
Home equity and lines of credit
Pass	1,738	13,818	11,728	14,901	26,395	28,660	95,620	192,860
Special mention	—	—	98	—	63	—	—	161
Substandard	—	103	—	542	1,408	622	—	2,675
Total home equity and lines of credit	1,738	13,921	11,826	15,443	27,866	29,282	95,620	195,696
Current period gross charge-offs	—	—	—	—	—	5	—	5
Construction and land
Pass	1,535	24,797	250	9,380	8,867	5,334	—	50,163
Total construction and land	1,535	24,797	250	9,380	8,867	5,334	—	50,163
Total real estate loans	22,480	253,512	92,588	206,438	803,029	2,148,493	99,155	3,625,695
Commercial and industrial
Pass	5,963	9,427	12,648	11,822	13,565	14,332	92,775	160,532
Special mention	—	—	376	—	402	—	2,382	3,160
Substandard	—	—	2,507	3,652	340	1,615	1,182	9,296
Total commercial and industrial	5,963	9,427	15,531	15,474	14,307	15,947	96,339	172,988
Current-period gross charge-offs	—	—	75	—	940	479	—	1,494
Other
Pass	991	—	—	—	—	14	23	1,028
Substandard	—	—	—	—	—	2	—	2
Total other	991	—	—	—	—	16	23	1,030
Total loans held-for-investment	$29,434	$262,939	$108,119	$221,912	$817,336	$2,164,456	$195,517	$3,799,713
Total current-period gross charge-offs	$—	$—	$75	$—	$940	$484	$—	$1,499

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)
The following table presents the Company’s loans held-for-investment and current period gross charge-offs, excluding PCD loans, by loan class, credit risk ratings and year of origination, at December 31, 2025 (in thousands):

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

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

Past Due and Non-Accrual Loans

Included in loans receivable held-for-investment are loans for which the accrual of interest income has been discontinued due to deterioration in the financial condition of the borrowers (excluding PCD loans). The recorded investment of these non-accrual loans was $21.0 million and $15.2 million at March 31, 2026, and December 31, 2025, respectively. Generally, originated loans are placed on non-accrual status when they become 90 days or more delinquent, or sooner if considered appropriate by management, and remain on non-accrual status until they are brought current, have six consecutive months of performance under the revised loan terms, and factors indicating reasonable doubt about the timely collection of payments no longer exist. Therefore, loans may be current in accordance with their loan terms, or may be less than 90 days delinquent and still be on non-accruing status.

When an individual loan no longer demonstrates the similar credit risk characteristics as other loans within its current segment, the Company evaluates each for expected credit losses on an individual basis. All non-accrual loans $500,000 and above and all loans designated as Troubled Debt Restructurings (“TDRs”) prior to the adoption of Accounting Standards Update (“ASU”) No. 2022-02, “Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures” (“ASU 2022-02”) on January 1, 2023, are individually evaluated. See “Loan Modifications Made to Borrowers Experiencing Financial Difficulty” section below for more information. The non-accrual loans individually evaluated for impairment were $16.4 million and $8.8 million at March 31, 2026, and December 31, 2025, respectively. Loans on non-accrual status with principal balances less than $500,000, and therefore not meeting the Company's definition of an impaired loan, amounted to $4.6 million and $6.4 million at March 31, 2026, and December 31, 2025, respectively. Loans past due 90 days or more and still accruing interest were $455,000 and $925,000 at March 31, 2026, and December 31, 2025, respectively, and consisted of loans that are well-secured and in the process of collection.

The following tables set forth the detail, and delinquency status, of non-performing loans (non-accrual loans and loans past due 90 days or more and still accruing), net of deferred fees and costs, at March 31, 2026, and December 31, 2025, excluding PCD loans and non-accrual loans held-for sale (in thousands):

	March 31, 2026
	Total Non-Performing Loans
	Non-Accruing Loans
	Current	30-89 Days Past Due	90 Days or More Past Due	Total	90 Days or More Past Due and Accruing	Total Non-Performing Loans
Loans held-for-investment:
Real estate loans:
Multifamily
Substandard	$1,671	$145	$1,414	$3,230	$—	$3,230
Total multifamily	1,671	145	1,414	3,230	—	3,230
Commercial mortgage
Substandard	59	126	11,300	11,485	51	11,536
Total commercial mortgage	59	126	11,300	11,485	51	11,536
One-to-four family residential
Substandard	—	—	—	—	127	127
Total one-to-four family residential	—	—	—	—	127	127
Home equity and lines of credit
Substandard	308	148	1,296	1,752	119	1,871
Total home equity and lines of credit	308	148	1,296	1,752	119	1,871
Total real estate	2,038	419	14,010	16,467	297	16,764
Commercial and industrial loans
Pass	—	—	—	—	128	128
Substandard	2,618	202	1,674	4,494	30	4,524
Total commercial and industrial loans	2,618	202	1,674	4,494	158	4,652
Total non-performing loans	$4,656	$621	$15,684	$20,961	$455	$21,416

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

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)
The following tables set forth the detail and delinquency status of loans held-for-investment, excluding PCD loans, net of deferred fees and costs, at March 31, 2026, and December 31, 2025 (in thousands):

	March 31, 2026
		Past Due Loans
	30-89 Days Past Due	90 Days or More Past Due	90 Days or More Past Due and Accruing	Total Past Due	Current	Total Loans Receivable, net
Loans held-for-investment:
Real estate loans:
Multifamily
Pass	$—	$—	$—	$—	$2,295,187	$2,295,187
Special mention	—	—	—	—	8,569	8,569
Substandard	145	1,414	—	1,559	8,734	10,293
Total multifamily	145	1,414	—	1,559	2,312,490	2,314,049
Commercial mortgage
Pass	12	—	—	12	881,203	881,215
Special mention	—	—	—	—	3,692	3,692
Substandard	126	11,300	51	11,477	5,204	16,681
Total commercial mortgage	138	11,300	51	11,489	890,099	901,588
One-to-four family residential
Pass	1,040	—	—	1,040	161,844	162,884
Substandard	—	—	127	127	1,188	1,315
Total one-to-four family residential	1,040	—	127	1,167	163,032	164,199
Home equity and lines of credit
Pass	452	—	—	452	192,408	192,860
Special mention	—	—	—	—	161	161
Substandard	418	1,296	119	1,833	842	2,675
Total home equity and lines of credit	870	1,296	119	2,285	193,411	195,696
Construction and land
Pass	—	—	—	—	50,163	50,163
Total construction and land	—	—	—	—	50,163	50,163
Total real estate	2,193	14,010	297	16,500	3,609,195	3,625,695
Commercial and industrial
Pass	3,184	—	128	3,312	157,220	160,532
Special mention	2,382	—	—	2,382	778	3,160
Substandard	629	1,674	30	2,333	6,963	9,296
Total commercial and industrial	6,195	1,674	158	8,027	164,961	172,988
Other loans
Pass	—	—	—	—	1,028	1,028
Substandard	—	—	—	—	2	2
Total other loans	—	—	—	—	1,030	1,030
Total loans held-for-investment	$8,388	$15,684	$455	$24,527	$3,775,186	$3,799,713

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

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)
The following tables summarize information on non-accrual loans, excluding PCD loans, as of March 31, 2026, and December 31, 2025 (in thousands):

	March 31, 2026
	Recorded Investment	Unpaid Principal Balance	With No Related Allowance
Real estate loans:
Multifamily	$3,230	$3,643	$2,777
Commercial mortgage	11,485	11,918	7,732
Home equity and lines of credit	1,752	2,002	—
Commercial and industrial	4,494	16,754	310
Total non-accrual loans	$20,961	$34,317	$10,819

	December 31, 2025
	Recorded Investment	Unpaid Principal Balance	With No Related Allowance
Real estate loans:
Multifamily	$3,688	$4,101	$1,681
Commercial mortgage	5,012	5,445	1,256
Home equity and lines of credit	1,778	2,027	—
Commercial and industrial	4,732	15,854	880
Total non-accrual loans	$15,210	$27,427	$3,817

The following table summarizes interest income recognized on non-accrual loans, excluding PCD loans, during the three months ended March 31, 2026 and March 31, 2025 (in thousands):

	Three Months Ended March 31,
	2026	2025
Real estate loans:
Multifamily	$40	$34
Commercial mortgage	50	17
Home equity and lines of credit	17	8
Commercial and industrial	38	81
Total interest income on non-accrual loans	$145	$140

Collateral-Dependent Loans

Loans for which the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral are considered to be collateral-dependent loans. Collateral can have a significant financial effect in mitigating exposure to credit risk and, where there is sufficient collateral, an allowance for credit losses is not recognized or is minimal. For collateral-dependent loans, the allowance for credit losses is individually assessed based on the fair value of the collateral less estimated costs of sale. The Company's collateral-dependent loans are secured by real estate, inventory and equipment. Collateral values are generally based on appraisals, which are adjusted for changes in market indices. As of March 31, 2026, and December 31, 2025, the Company had $15.9 million and $8.4 million of collateral-dependent impaired loans, respectively. The collateral-dependent loans at March 31, 2026, consisted of $11.3 million of commercial real estate loans, $2.8 million of multifamily loans, $839,000 of commercial and industrial loans, and $949,000 of one-to-four family residential loans. For the three months ended March 31, 2026, there was no significant deterioration or changes in the collateral securing these loans.

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

The following table presents the amortized cost basis of loan modifications made to borrowers experiencing financial difficulty that were modified during the three months ended March 31, 2026 and 2025, by class and by type of modification (dollars in thousands):

	Three Months Ended March 31, 2026
	Payment Delay	Term Extension and Interest Rate Reduction	Payment Delay and Interest Rate Reduction	Payment Delay, Term Extension, and Interest Rate Reduction	Total	Percentage of Total Class of Financing Receivable
Multifamily	$—	$—	$4,819	$—	$4,819	0.21%
Commercial and industrial	—	212	—	—	212	0.12%
Total loans	$—	$212	$4,819	$—	$5,031

	Three Months Ended March 31, 2025
	Payment Delay and Interest Rate Reduction	Term Extension	Payment Delay and Term Extension	Payment Delay, Term Extension, and Interest Rate Reduction	Total	Percentage of Total Class of Financing Receivable
Commercial and industrial	$209	$—	$—	$—	$209	0.13%
Total loans	$209	$—	$—	$—	$209

The following table presents the financial effect of loan modifications made to borrowers experiencing financial difficulty during the three months ended March 31, 2026, and March 31, 2025 (in thousands):

	Weighted-Average Term Extension (in months)	Weighted-Average Interest Rate Reduction
Three Months Ended March 31, 2026
Multifamily	—	1.13%
Commercial and industrial	36	0.75%
Three Months Ended March 31, 2025
Commercial and industrial	—	2.50%
There were no commitments to lend additional funds at March 31, 2026 to borrowers experiencing financial difficulty whose terms have been restructured.
At March 31, 2026, there were no modified loans during the preceding twelve months that subsequently defaulted.

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)
The Company closely monitors the performance of loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of the modification efforts. The following table presents the aging analysis of loan modifications made to borrowers experiencing financial difficulty during the three months ended March 31, 2026 and 2025 (in thousands):

	As of March 31, 2026
	Current	30-89 Days Past Due	90 Days or More Past Due	Non-Accrual	Total
Multifamily	$4,819	$—	$—	$—	$4,819
Commercial Mortgage	1,725	—	—	—	1,725
Commercial and industrial	3,063	—	—	174	3,237
Total loans	$9,607	$—	$—	$174	$9,781

	As of March 31, 2025
	Current	30-89 Days Past Due	90 Days or More Past Due	Non-Accrual	Total
Home equity and lines of credit	$199	$—	$—	$—	$199
Commercial and industrial	425	136	—	2,707	3,268
Total loans	$624	$136	$—	$2,707	$3,467

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

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

Allowance for Individually Evaluated Loans

The Company measures specific reserves for individual loans that do not share common risk characteristics with other loans, consisting of all loans previously modified as TDRs (prior to the adoption of ASU 2022-02) and non-accrual loans with an outstanding balance of $500,000 or greater. Loans individually evaluated for impairment are assessed to determine whether the loan’s carrying value is not in excess of the estimated fair value of the collateral less cost to sell, if the loan is collateral-dependent, or the present value of the expected future cash flows, if the loan is not collateral-dependent. Management performs an evaluation of each individually evaluated loan and generally obtains updated appraisals as part of the evaluation. In addition, management adjusts estimated fair values down to appropriately consider recent market conditions, our willingness to accept a lower sales price to effect a quick sale, and costs to dispose of any supporting collateral. Determining the estimated fair value of underlying collateral (and related costs to sell) can be difficult in illiquid real estate markets and is subject to significant assumptions and estimates. Management employs an independent third-party management firm that specializes in appraisal preparation and review to ascertain the reasonableness of updated appraisals. Projecting the expected cash flows for TDRs (prior to the adoption of ASU 2022-02), which are not collateral-dependent is inherently subjective and requires, among other things, an evaluation of the borrower’s current and projected financial condition. Individually evaluated loans that have no impairment losses are not considered for collective allowances described above. Upon adoption of ASU 2022-02, the Company no longer establishes a specific reserve for loan modifications to borrowers experiencing financial difficulty. Instead, these loan modifications are included in their respective pool and a historical loss rate is applied to the current loan balance to arrive at the quantitative and qualitative baseline portion of the allowance for credit losses. At March 31, 2026, and December 31, 2025, the ACL for loans individually evaluated for impairment was $1.6 million and $1.2 million, respectively.

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

The table below summarizes the allowance for credit losses for off-balance sheet credit exposures as of, and for, the three months ended March 31, 2026, and March 31, 2025 (in thousands):

	Three Months Ended March 31,
	2026	2025
Balance at beginning of period	$290	$518
(Benefit) provision for credit losses	(67)	103
Balance at end of period	$223	$621

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)
The following tables set forth activity in our allowance for credit losses on loans, by loan type, as of, and for the three months ended March 31, 2026, and March 31, 2025 (in thousands):

	Three Months Ended March 31, 2026
	Real Estate
	Commercial (1)	One-to-Four Family	Home Equity and Lines of Credit	Construction and Land	Commercial and Industrial	Other	Total Loans (excluding PCD)	PCD	Total
Allowance for credit losses:
Beginning balance	$24,482	$2,213	$2,880	$102	$5,842	$4	$35,523	$2,621	$38,144
Charge-offs	—	—	(5)	—	(1,494)	—	(1,499)	—	(1,499)
Recoveries	18	—	—	—	124	—	142	—	142
Provisions (credit)	(795)	(108)	(70)	(3)	1,310	(2)	332	(85)	247
Ending balance	$23,705	$2,105	$2,805	$99	$5,782	$2	$34,498	$2,536	$37,034

	Three Months Ended March 31, 2025
	Real Estate
	Commercial (1)	One-to-Four Family	Home Equity and Lines of Credit	Construction and Land	Commercial and Industrial	Other	Total Loans (excluding PCD)	PCD	Total
Allowance for credit losses:
Beginning balance	$20,949	$2,245	$2,254	$103	$6,724	$4	$32,279	$2,904	$35,183
Charge-offs	—	—	—	—	(3,098)	—	(3,098)	—	(3,098)
Recoveries	15	—	—	—	238	1	254	—	254
Provisions (credit)	561	(31)	(22)	—	2,245	(1)	2,752	(170)	2,582
Ending balance	$21,525	$2,214	$2,232	$103	$6,109	$4	$32,187	$2,734	$34,921

(1) Commercial includes commercial real estate loans collateralized by owner-occupied, non-owner occupied, and multifamily properties.

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)
The following tables detail the amount of loans receivable held-for-investment, net of deferred loan fees and costs, that are evaluated, individually and collectively, for impairment, and the related portion of the allowance for credit losses that is allocated to each loan portfolio segment, at March 31, 2026, and December 31, 2025 (in thousands):

	March 31, 2026
	Real Estate
	Commercial (1)	One-to-Four Family	Home Equity and Lines of Credit	Construction and Land	Commercial and Industrial	Other	Total Loans (excluding PCD)	PCD	Total
Allowance for credit losses:
Ending balance: individually evaluated for impairment	$1,093	$—	$—	$—	$489	$—	$1,582	$—	$1,582
Ending balance: collectively evaluated for impairment	22,612	2,105	2,805	99	5,293	2	32,916	—	32,916
Ending balance: PCD loans evaluated for impairment (2)	—	—	—	—	—	—	—	2,536	2,536
Loans, net:
Ending balance	$3,215,637	$164,199	$195,696	$50,163	$172,988	$1,030	$3,799,713	$8,244	$3,807,957
Ending balance: individually evaluated for impairment	14,654	1,212	15	—	3,268	—	19,149	—	19,149
Ending balance: collectively evaluated for impairment	3,200,983	162,987	195,681	50,163	169,720	1,030	3,780,564	—	3,780,564
Ending balance: PCD loans evaluated for impairment (2)	—	—	—	—	—	—	—	8,244	8,244

	December 31, 2025
	Real Estate
	Commercial (1)	One-to-Four Family	Home Equity and Lines of Credit	Construction and Land	Commercial and Industrial	Other	Total Loans (excluding PCD)	PCD	Total
Allowance for credit losses:
Ending balance: individually evaluated for impairment	$705	$—	$—	$—	$488	$—	$1,193	$—	$1,193
Ending balance: collectively evaluated for impairment	23,777	2,213	2,880	102	5,354	4	34,330	—	34,330
Ending balance: PCD loans evaluated for impairment (2)	—	—	—	—	—	—	—	2,621	2,621
Loans, net:
Ending balance	$3,272,755	$165,100	$198,557	$44,522	$166,167	$1,409	$3,848,510	$8,263	$3,856,773
Ending balance: individually evaluated for impairment	7,211	1,234	16	—	3,278	—	11,739	—	11,739
Ending balance: collectively evaluated for impairment	3,265,544	163,866	198,541	44,522	162,868	1,409	3,836,750	—	3,836,750
Ending balance: PCD loans evaluated for impairment (2)	—	—	—	—	—	—	—	8,263	8,263
PPP loans not evaluated for impairment (3)	—	—	—	—	21	—	21	—	21

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

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)
Note 7 – Deposits

Deposit account balances are summarized as follows (in thousands):

	March 31, 2026	December 31, 2025
Non-interest-bearing checking	$728,601	$736,249
Negotiable orders of withdrawal (“NOW”) and interest-bearing checking	1,528,663	1,421,244
Savings and money market	1,137,723	1,134,083
Certificates of deposit	693,630	724,233
Total deposits	$4,088,617	$4,015,809

Interest expense on deposit accounts is summarized for the periods indicated (in thousands):

	Three Months Ended March 31,
	2026	2025
NOW and interest-bearing checking, savings, and money market	$11,740	$12,148
Certificates of deposit	6,140	9,043
Total interest expense on deposit accounts	$17,880	$21,191

Note 8 – Subordinated Debt

On June 17, 2022, the Company issued $62.0 million in aggregate principal amount of fixed-to-floating subordinated notes (the “Notes”) to certain institutional investors. The Notes mature on June 30, 2032, unless redeemed earlier. The Notes initially bear interest, payable semi-annually in arrears, at a fixed rate of 5.00% per annum until June 30, 2027. Beginning June 30, 2027 and until maturity or redemption, the interest rate applicable to the outstanding principal amount of the Notes due will reset quarterly to an interest rate per annum equal to the then current three-month Secured Overnight Financing Rate plus 200 basis points, payable quarterly in arrears. The Company has the option to redeem the Notes, at par and in whole or in part, beginning on June 30, 2027 and to redeem the Notes at any time in whole upon certain other events. Any redemption of the Notes will be subject to prior regulatory approval to the extent required. Debt issuance costs totaled $1.1 million and are being amortized to maturity. At March 31, 2026, and December 31, 2025, subordinated debt totaled $61.7 million and $61.7 million, respectively, which included $279,000 and $335,000, respectively, of unamortized debt issuance costs. The Company recognized amortization expense of $56,000 for the three months ended March 31, 2026 and 2025.

Note 9 – Equity Incentive Plans

The following table is a summary of the Company’s stock options outstanding as of March 31, 2026, and changes therein during the three months then ended.

	Number of Stock Options	Weighted Average Grant Date Fair Value	Weighted Average Exercise Price	Weighted Average Contractual Life (years)
Outstanding and Exercisable - December 31, 2025	80,000	$4.44	$17.67	1.36
Outstanding and Exercisable - March 31, 2026	80,000	4.44	17.67	1.11
On February 4, 2026, the Company granted to directors and employees, under the 2019 Equity Incentive Plan, 201,172 cash-settled restricted stock units with a total grant date fair value of $2.8 million. Of these grants, 35,064 vest one year from the date of grant and 166,108 vest in equal installments over a three-year period beginning one year from the date of grant. As the awards will be settled in cash they are classified as liabilities on the consolidated balance sheets. During the three months ended March 31, 2026 and 2025, the Company recorded compensation expense of $204,000 and $0, respectively, related to the above plan.

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)
The following is a summary of the status of the Company’s restricted stock awards and performance-based restricted stock units at March 31, 2026, and changes therein during the three months then ended.

	Restricted Stock Awards	Weighted Average Grant Date Fair Value	Performance Stock Awards	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2025	373,158	$12.36	132,712	$12.80
Vested	(203,206)	12.58	(29,305)	14.37
Non-vested at March 31, 2026	169,952	12.11	103,407	12.36

Expected future stock award expense related to the non-vested restricted share awards as of March 31, 2026, was $1.8 million over a weighted average period of 1.5 years. Expected future stock award expense related to the non-vested performance share awards as of March 31, 2026, was $581,000 over a weighted average period of 1.4 years.
During the three months ended March 31, 2026, and March 31, 2025, the Company recorded $553,000 and $765,000, respectively, of stock-based compensation related to the above plan.

Note 10 – Fair Value Measurements
The following tables present the assets reported on the consolidated balance sheets at their estimated fair value as of March 31, 2026, and December 31, 2025, by level within the fair value hierarchy as required by the Fair Value Measurements and Disclosures Topic of the Financial Accounting Standards Board (“FASB”) ASC. Financial assets and liabilities are classified in their entirety based on the level of input that is significant to the fair value measurement. The fair value hierarchy is as follows:

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

The methods of determining the fair value of assets and liabilities presented in this note are consistent with our methodologies disclosed in Note 16 to the Consolidated Financial Statements of the Company’s 2025 Annual Report on Form 10-K.

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)

	Fair Value Measurements at March 31, 2026 Using:
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Measured on a recurring basis:
Assets:
Investment securities:
Debt securities available-for-sale:
U.S. Government agency securities	$539	$—	$539	$—
Mortgage-backed securities:
Pass-through certificates:
GSE	443,706	—	443,706	—
REMICs:
GSE	885,865	—	885,865	—
Total mortgage-backed securities	1,329,571	—	1,329,571	—
Other debt securities:
Municipal bonds	614	—	614	—
Corporate bonds	47,778	—	47,778	—
	48,392	—	48,392	—
Total debt securities available-for-sale	1,378,502	—	1,378,502	—
Trading securities	13,831	13,831	—	—
Equity securities (1)	—	—	—	—
Total	$1,392,333	$13,831	$1,378,502	$—
Measured on a non-recurring basis:
Assets:
Loans individually evaluated for impairment:
Real estate loans:
Commercial real estate	$2,265	$—	$—	$2,265
Multifamily	1,671	—	—	1,671
Total individually evaluated real estate loans	3,936	—	—	3,936
Commercial and industrial loans	2,779	—	—	2,779
Total	$6,715	$—	$—	$6,715

(1) Excludes investment measured at net asset value of $5.0 million at March 31, 2026, which has not been classified in the fair value hierarchy.

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
Measured on a non-recurring basis:
Assets:
Loans individually evaluated for impairment:
Real estate loans:
Commercial real estate	$2,718	$—	$—	$2,718
Multifamily	1,681	—	—	1,681
Total individually evaluated real estate loans	4,399	—	—	4,399
Commercial and industrial loans	2,790	—	—	2,790
Total	$7,189	$—	$—	$7,189

(1) Excludes investment measured at net asset value of $5.0 million at December 31, 2025, which has not been classified in the fair value hierarchy.
The following table presents qualitative information for Level 3 assets measured at fair value on a non-recurring basis at March 31, 2026 (dollars in thousands):

	Fair Value	Valuation Methodology	Unobservable Inputs	Range of Inputs
	(in thousands)
Individually evaluated loans:
Commercial real estate	$2,265	Appraisals	Adjustments to selling costs	7.0% - 10.0%
Multifamily	1,671	Appraisals	Adjustments to selling costs	0% - 10.0%
Commercial and industrial loans	2,779	Discounted cash flows	Interest rates	15.0%

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)
The following table presents qualitative information for Level 3 assets measured at fair value on a non-recurring basis at December 31, 2025 (dollars in thousands):

	Fair Value	Valuation Methodology	Unobservable Inputs	Range of Inputs
	(in thousands)
Individually evaluated loans:
Commercial real estate	$2,718	Appraisals	Adjustments to selling costs	7.0% - 10.0%
Multifamily	1,681	Appraisals	Adjustments to selling costs	0% - 10.0%
Commercial and industrial loans	2,790	Discounted cash flows	Interest rates	15.0%
The valuation techniques described below were used to measure fair value of financial instruments in the tables below on a recurring basis and a non-recurring basis at March 31, 2026 and December 31, 2025.
Debt Securities Available for Sale: The estimated fair values for mortgage-backed securities, corporate, and other debt securities are obtained from an independent nationally recognized third-party pricing service. The estimated fair values are derived primarily from cash flow models, which include assumptions for interest rates, credit losses, and prepayment speeds. Broker/dealer quotes are utilized as well, when such quotes are available and deemed representative of the market. The significant inputs utilized in the cash flow models are based on market data obtained from sources independent of the Company (Observable Inputs), and are therefore classified as Level 2 within the fair value hierarchy. There were no transfers of securities between Level 1 and Level 2 during the three months ended March 31, 2026 or March 31, 2025.
Trading Securities: Fair values are derived from quoted market prices in active markets. The assets consist of publicly traded mutual funds.

Equity Securities: Fair values of equity securities consisting of publicly traded mutual funds are derived from quoted market prices in active markets.

Loans Individually Evaluated for Impairment: At March 31, 2026, and December 31, 2025, the Company had loans individually evaluated for impairment (excluding PCD loans) with outstanding principal balances of $10.7 million and $10.8 million, respectively, which were recorded at their estimated fair value of $6.7 million and $7.2 million, respectively. The Company recorded a net increase in the specific reserve for impaired loans of $389,000 and $645,000 for the three months ended March 31, 2026, and March 31, 2025, respectively. Net charge-offs of $1.4 million and $2.8 million were recorded for the three months ended March 31, 2026, and March 31, 2025, respectively, utilizing Level 3 inputs. For purposes of estimating the fair value of impaired loans, management utilizes independent appraisals, if the loan is collateral-dependent, adjusted downward by management, as necessary, for changes in relevant valuation factors subsequent to the appraisal date, or the present value of expected future cash flows for non-collateral dependent loans and TDRs.

Other Real Estate Owned: At March 31, 2026, and December 31, 2025, the Company had no assets acquired through foreclosure.

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

The estimated fair values of the Company’s significant financial instruments at March 31, 2026, and December 31, 2025, are presented in the following tables (in thousands):

	March 31, 2026
		Estimated Fair Value
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$239,607	$239,607	$—	$—	$239,607
Trading securities	13,831	13,831	—	—	13,831
Debt securities available-for-sale	1,378,502	—	1,378,502	—	1,378,502
Debt securities held-to-maturity	8,278	—	8,003	—	8,003
Equity securities (1)	—	—	—	—	—
FHLBNY stock, at cost	42,195	N/A	N/A	N/A	N/A
Net loans held-for-investment	3,770,923	—	—	3,659,445	3,659,445
Derivative assets	4,275	—	4,275	—	4,275
Financial liabilities:
Deposits	$4,088,617	$—	$4,089,747	$—	$4,089,747
FHLB advances and other borrowings (including securities sold under agreements to repurchase)	802,185	—	800,781	—	800,781
Subordinated debentures, net of issuance costs	61,721	—	57,404	—	57,404
Advance payments by borrowers for taxes and insurance	25,630	—	25,630	—	25,630
Derivative liabilities	4,281	—	4,281	—	4,281

(1) Excludes investment measured at net asset value of $5.0 million at March 31, 2026, which has not been classified in the fair value hierarchy.

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

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)
The following is a summary of the Company’s earnings per share calculations and reconciliation of basic to diluted earnings per share for the periods indicated (in thousands, except per share data):

	Three Months Ended March 31,
	2026	2025
Net income available to common stockholders	$11,843	$7,876

Weighted average shares outstanding-basic	39,785,507	40,864,529
Effect of non-vested restricted stock and stock, performance-based restricted stock units and options outstanding	137,084	58,300
Weighted average shares outstanding-diluted	39,922,591	40,922,829
Earnings per share-basic	$0.30	$0.19
Earnings per share-diluted	$0.30	$0.19
Anti-dilutive shares	140,240	1,087,489

Note 12 – Leases

The Company’s leases primarily relate to real estate property for branches and office space with terms extending from two months up to 28.8 years. At March 31, 2026, all of the Company’s leases are classified as operating leases, which are required to be recognized on the consolidated balance sheets as a right-of-use asset and a corresponding lease liability.

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

At March 31, 2026, the Company’s operating lease right-of-use assets and operating lease liabilities included on the consolidated balance sheet were $24.6 million and $28.3 million, respectively. At December 31, 2025, the Company’s operating lease right-of-use assets and operating lease liabilities included on the consolidated balance sheet were $25.8 million and $29.6 million, respectively. Operating lease expense is recognized on a straight-line basis over the lease term, while variable lease payments are recognized as incurred. Variable lease payments include common area maintenance charges, real estate taxes, repairs and maintenance costs and utilities. Operating and variable lease expenses are recorded in occupancy expense on the consolidated statements of comprehensive income.
Supplemental lease information at or for the three months ended March 31, 2026, and March 31, 2025 is as follows (dollars in thousands):

	Three Months Ended March 31,
	2026	2025

Operating lease cost	$1,467	$1,462
Variable lease cost	1,045	1,200
Net lease cost	$2,512	$2,662
Cash paid for amounts included in measurement of operating lease liabilities	$1,559	$1,614
Right-of-use assets obtained in exchange for new operating lease liabilities	$—	$753
Weighted average remaining lease term (in years)	10.64 years	10.69 years
Weighted average discount rate	3.77%	3.69%

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)
The following table summarizes lease payment obligations for each of the next five years and thereafter in addition to a reconcilement to the Company's current lease liability (in thousands):

Year	Amount
2026	$4,450
2027	4,940
2028	4,691
2029	3,235
2030	2,793
Thereafter	15,490
Total lease payments	35,599
Less: imputed interest	(7,251)
Present value of lease liabilities	$28,348
As of March 31, 2026, the Company had not entered into any leases that have not yet commenced.

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
At March 31, 2026, the Company had 18 interest rate swaps with a notional amount of $141.6 million. At December 31, 2025, the Company had 18 interest rate swaps with a notional amount of $142.7 million. The Company recorded no fee income related to swaps for three months ended March 31, 2026 and 2025.

The table below presents the fair value of the derivatives as well as their location on the consolidated balance sheets (in thousands):

	Fair Value
Balance Sheet Location	March 31, 2026	December 31, 2025
Other assets	$4,275	$5,040
Other liabilities	4,281	5,045
Note 14 - Segment Information
The Company's reportable segment is determined by the Chief Operating Decision Maker (“CODM”), who is the President and Chief Executive Officer. The CODM's decision is based upon information provided about the Company's products and services offered, primarily banking operations, originating loans and offering a variety of deposit products. The segment is also distinguished by the level of information provided by the CODM, who uses such information to review performance of various components of the business (such as branches) which are then aggregated if operating performance, products and services, and customers are similar. The CODM will evaluate the performance of the Company's business components such as by evaluating revenue streams, significant expenses, and budget to actual results in assessing the Company's segment and in the determination of allocating resources. The CODM uses the revenue streams to evaluate product pricing and significant expenses to assess performance and evaluate return on assets. The CODM uses consolidated net income to benchmark the Company against its competitors. The benchmarking analysis coupled with monitoring of budget to actual results are used in assessment performance and in establishing compensation. Loans and investments provide the revenues in the banking operations. Interest expense, provisions for credit losses, and payroll provide the significant expenses in the banking operations. The Company's operations are all domestic.

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements - (Continued)
Segment performance is evaluated using consolidated net income. Information reported internally for performance assessment by the CODM follows, inclusive of reconciliations of significant segment totals to the consolidated financial statements.

	Banking Segment
	Three Months Ended March 31,
	2026	2025
	(in thousands)
Interest income	$62,908	$60,092
Reconciliation of revenue
Other revenues - non-interest income	3,412	3,022
Total consolidated revenues	66,320	63,114
Less:
Interest expense	25,945	28,301
Segment net interest income and non-interest income	40,375	34,813
Less:
Compensation and employee benefits	12,673	11,775
Provision for credit losses	247	2,582
Other segment items (1) (2) (3)	10,586	9,660
Income tax expense	5,026	2,920
Segment expenses	28,532	26,937
Segment net income	$11,843	$7,876
Segment assets	$5,735,202	$5,710,000
Total consolidated assets	$5,735,202	$5,710,000

(1) Other segment items include occupancy, furniture and equipment, data processing, professional fees, advertising, FDIC insurance and other miscellaneous expenses.
(2) Includes depreciation expense of $743,000 and $812,000 for the three months ended March 31, 2026, and March 31, 2025, respectively.
(3) Includes amortization expense of $2.0 million and $2.5 million for the three months ended March 31, 2026, and March 31, 2025, respectively.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Merger
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
Upon the terms and subject to the conditions set forth in the Merger Agreement, at the effective time of the Merger (the “Effective Time”), each share of Bancorp's common stock, par value $0.01 per share (the “Northfield Common Stock”), issued and outstanding immediately before the Effective Time, other than certain shares held by Columbia Financial, the Holding Company, the MHC or the Company, will be converted, at the election of the holder, into the right to receive either shares of Holding Company Common Stock or cash (the “Cash Consideration”), as follows: (i) if the final appraised pro forma market value of the Holding Company, as determined by an independent appraiser (such appraisal, the “Independent Valuation”), immediately prior to the completion of the Conversion (the “Final Independent Appraisal”) is less than $2.3 billion, 1.425 shares of Holding Company Common Stock (the “Merger Exchange Ratio”) or $14.25 in cash (the “Per Share Cash Consideration”); (ii) if the Final Independent Valuation is equal to or greater than $2.3 billion and less than $2.6 billion, the Merger Exchange Ratio will be increased to 1.450 shares of Holding Company Common Stock and the Per Share Cash Consideration will be increased to $14.50; or (iii) if the Final Independent Valuation is greater than $2.6 billion, the Merger Exchange Ratio will be increased to 1.465 shares of Holding Company Common Stock and the Per Share Cash Consideration will be increased to $14.65. No more than 30% of the shares of Northfield Common Stock issued and outstanding as of the Effective Time (excluding shares of Northfield Common Stock to be canceled as provided the Merger Agreement) will be converted into the aggregate Cash Consideration.
The Merger remains subject to the receipt of certain depositor, stockholder and regulatory approvals and the satisfaction of other customary closing conditions. The Merger is expected to close early in the third quarter of 2026.
The foregoing description of the proposed Merger and the Merger Agreement is not complete and is qualified in its entirety by reference to the full text of the Merger Agreement, which was filed as Exhibit 2.1 to the Bancorp's Current Report on Form 8-K, dated January 31, 2026, filed with the Securities and Exchange Commission on February 2, 2026.
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
•statements regarding the merger; and
•estimates of our risks and future costs and benefits.
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
•a possible federal government shutdown;
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
•any unexpected delay in closing the Merger;
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

Critical Accounting Policies

Note 1 to the Company’s Audited Consolidated Financial Statements for the year ended December 31, 2025, included in the Company’s Annual Report on Form 10-K, as supplemented by this report, contains a summary of our significant accounting policies. Various elements of these accounting policies are subject to estimation techniques, valuation assumptions, and other subjective assessments. Certain assets are carried on the consolidated balance sheets at estimated fair value or the lower of cost or estimated fair value. Policies with respect to the methodologies used to determine the allowance for credit losses on loans are the most critical accounting policies because they are important to the presentation of the Company’s financial condition and results of operations, involve a higher degree of complexity, and require management to make subjective judgments which often require assumptions or estimates about highly uncertain matters. The use of different judgments, assumptions, and estimates could result in material differences in the results of operations or financial condition. These critical accounting policies and their application are reviewed periodically and, at least annually, with the Audit Committee of the Board of Directors.
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

For a further discussion of our critical accounting policies, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2025.
Overview
This overview highlights selected information and may not contain all the information that is important to you in understanding our performance during the periods presented. For a more complete understanding of trends, events, commitments, uncertainties, liquidity, capital resources, and critical accounting estimates, you should read this entire document carefully, as well as our Annual Report on Form 10-K for the year ended December 31, 2025.
Net income was $11.8 million for the three months ended March 31, 2026, as compared to $7.9 million for the three months ended March 31, 2025. The increase in net income for the three months ended March 31, 2026, as compared to the three months ended March 31, 2025, was primarily due to an increase in net interest income, driven by lower funding costs and higher yields on loans and securities, as well as a decrease in the provision for credit losses on loans, partially offset by an increase in merger-related expenses. Net income for the three months ended March 31, 2026, included non-tax deductible merger-related expenses of $1.7 million, or $0.04 per share, related to the pending merger with Columbia Financial, Inc. Basic and diluted earnings per common share were $0.30 for the three months ended March 31, 2026, compared to basic and diluted earnings per common share of $0.19 for the three months ended March 31, 2025. For the three months ended March 31, 2026, our return on average assets was 0.85%, as compared to 0.56% for the three months ended March 31, 2025. For the three months ended March 31, 2026, our return on average stockholders’ equity was 6.93% as compared to 4.52% for the three months ended March 31, 2025.

Comparison of Financial Condition at March 31, 2026 and December 31, 2025
Total assets decreased by $18.8 million, or 0.3%, to $5.74 billion at March 31, 2026, from $5.75 billion at December 31, 2025. The decrease was primarily due to decreases in loans held-for-investment, of $48.8 million, or 1.3%, available-for-sale debt securities of $33.9 million, or 2.4%, other assets of $7.1 million, or 20.2%, and Federal Home Loan Bank of New York (“FHLBNY”) stock of $4.4 million, or 9.4%, partially offset by an increase in cash and cash equivalents of $75.7 million, or 46.1%.
Cash and cash equivalents increased by $75.7 million, or 46.1%, to $239.6 million at March 31, 2026, from $164.0 million at December 31, 2025. Balances fluctuate based on the timing of receipt of security and loan repayments and the redeployment of cash into higher-yielding assets such as loans and securities, or the funding of deposit outflows or borrowing maturities.
The Company’s available-for-sale debt securities portfolio decreased by $33.9 million, or 2.4%, to $1.38 billion at March 31, 2026, from $1.41 billion at December 31, 2025. The decrease was primarily attributable to paydowns and maturities. At March 31, 2026, $1.33 billion of the portfolio consisted of residential mortgage-backed securities issued or guaranteed by Fannie Mae, Freddie Mac, or Ginnie Mae. In addition, the Company held $47.8 million in corporate bonds, substantially all of which were investment grade, $614,000 in municipal bonds and $539,000 in U.S. Government agency securities at March 31, 2026. Unrealized losses, net of tax, on available-for-sale debt securities and held-to-maturity securities approximated $10.8 million and $244,000, respectively, at March 31, 2026, and $10.5 million and $206,000, respectively, at December 31, 2025. The effective duration of the securities portfolio at March 31, 2026 was 1.64 years.
Equity securities were $5.0 million at both March 31, 2026 and December 31, 2025. At March 31, 2026, equity securities were primarily comprised of an investment in a Small Business Administration ("SBA") Loan Fund. This investment in the SBA Loan Fund is utilized by Northfield Bank (the "Bank") to satisfy its Community Reinvestment Act lending requirements.
Loans held-for-investment decreased by $48.8 million, or 1.3%, to $3.81 billion at March 31, 2026 from $3.86 billion at December 31, 2025, primarily due to a decrease in multifamily real estate loans. The decrease in multifamily loan balances reflects the Company's continued strategic focus on managing concentration risk within its commercial and multifamily real estate loan portfolios, while maintaining disciplined loan pricing. Multifamily loans decreased $47.3 million, or 2.0%, to $2.31 billion at March 31, 2026 from $2.36 billion at December 31, 2025. Commercial real estate loans decreased $9.8 million, or 1.1%, to $901.6 million at March 31, 2026 from $911.4 million at December 31, 2025. Home equity and lines of credit decreased $2.9 million, or 1.4%, to $195.7 million at March 31, 2026 from $198.6 million at December 31, 2025. One-to-four family residential loans decreased $901,000, or 0.5%, to $164.2 million at March 31, 2026 from $165.1 million at December 31, 2025. Partially offsetting these decreases were increases in commercial and industrial loans of $6.8 million, or 4.1%, to $173.0 million at March 31, 2026 from $166.2 million at December 31, 2025, as a result of an increase in originations related to new lenders. Construction and land loans increased $5.6 million, or 12.7%, to $50.2 million at March 31, 2026 from $44.5 million at December 31, 2025, primarily attributable to advances on existing loans.
The following table represents the Company's loan balances and associated percentage of each major category in the Company's loan portfolio as of March 31, 2026, and December 31, 2025:

	March 31, 2026		December 31, 2025
	Amount	% of Total	Amount	% of Total
Real estate loans:
Multifamily	$2,314,049	60.8%	$2,361,365	61.2%
Commercial mortgage	901,588	23.7	911,390	23.6
One-to-four family residential mortgage	164,199	4.3	165,100	4.3
Home equity and lines of credit	195,696	5.1	198,557	5.2
Construction and land	50,163	1.3	44,522	1.2
Total real estate loans	3,625,695	95.2	3,680,934	95.5
Commercial and industrial loans	172,988	4.6	166,167	4.3
Other loans	1,030	—	1,409	—
Total commercial and industrial and other loans	174,018	4.6	167,576	4.3
Loans held-for-investment, net (excluding purchased credit-deteriorated (“PCD”) loans	3,799,713	99.8	3,848,510	99.8
PCD loans	8,244	0.2	8,263	0.2
Total loans held-for-investment, net	$3,807,957	100.0%	$3,856,773	100.0%

The following table summarizes commercial mortgage real estate loans by property type and owner-occupied and non-owner occupied status as a percentage of the total commercial mortgage real estate portfolio as of March 31, 2026:

	March 31, 2026
	Concentration by Property Type		Percentage of Total
	Amount	% of Total	Owner-Occupied	Non-Owner Occupied
Office buildings	$177,319	19.7%	7.4%	12.3%
Mixed use (majority of space is non-residential)	151,159	16.8	2.6	14.2
Retail	132,226	14.7	2.3	12.4
Warehousing	131,102	14.5	12.1	2.4
Healthcare facilities	73,848	8.2	5.4	2.8
Manufacturing	73,005	8.1	5.7	2.4
Accommodations (hotel/motel)	46,244	5.1	0.1	5.0
Services	44,088	4.9	3.6	1.3
Schools/daycare	15,128	1.7	1.6	0.1
Recreational	10,888	1.2	1.1	0.1
Restaurants	3,832	0.4	0.3	0.1
Other	42,749	4.7	2.3	2.4
Total commercial real estate loans	$901,588	100.0%	44.5%	55.5%

The Company obtains an appraisal of the real estate collateral securing a commercial real estate loan prior to originating the loan. The appraised value is used to calculate the ratio of the outstanding loan balance to the value of the real estate collateral, or loan-to-value ratio ("LTV"). The original appraisal is used to monitor the LTVs within the commercial real estate portfolio unless an updated appraisal is received, which may happen for a variety of reasons, including but not limited to payment delinquency, additional loan requests using the same collateral, and loan modifications. The following table presents the ranges in the LTVs of our commercial mortgage loans at March 31, 2026:

LTV Range %	Number of Loans	Amount
		(Dollars in thousands)
0 - 25	185	$69,593
>25 - 50	250	362,880
>50 - 60	102	204,945
>60 - 70	72	214,692
>70 - 80	21	43,859
>80 - 90	1	160
>90	4	5,459
Total commercial real estate loans	635	$901,588
The following table summarizes the commercial real estate portfolio by geographic region in which the loans were originated as a percentage of total commercial real estate loans as of March 31, 2026:

Geographic Region	Amount	Percent
	(Dollars in thousands)
New York	$477,255	53%
New Jersey	397,532	44%
Pennsylvania and Other	26,801	3%
Total commercial real estate loans	$901,588	100%

As of March 31, 2026, non-owner occupied commercial real estate loans (as defined by regulatory guidance) to total risk-based capital was estimated at approximately 368%. Management believes that Northfield Bank (the “Bank”) maintains appropriate risk management practices including risk assessments, board-approved underwriting policies and related procedures, which includes monitoring Bank portfolio performance, performing market analysis (economic and real estate), and stressing of the Bank’s commercial real estate portfolio under severe, adverse economic conditions. Although management believes the Bank has implemented appropriate policies and procedures to manage its commercial real estate concentration risk, the Bank’s regulators could require it to implement additional policies and procedures or could require it to maintain higher levels of regulatory capital, which might adversely affect its loan originations, the Company's ability to pay dividends, and overall profitability.
Our real estate portfolio includes credit risk exposure to loans collateralized by office buildings and multifamily properties in New York subject to some form of rent regulation limiting rent increases for rent-stabilized multifamily properties. At March 31, 2026, office-related loans represented $177.3 million, or 4.7%, of our total loan portfolio, with an average balance of $1.8 million (although we have originated these type of loans in amounts substantially greater than this average) and a weighted average loan-to-value ratio of 57%. Approximately 38% were owner-occupied. The geographic locations of the properties collateralizing our office-related loans are: 50.6% in New York, 47.9% in New Jersey and 1.5% in Pennsylvania. At March 31, 2026, our largest office-related loan had a principal balance of $85.7 million (with a net active principal balance for the Bank of $28.6 million as we have a 33.3% participation interest), was secured by an office facility located in Staten Island, New York, and was performing in accordance with its original contractual terms. At March 31, 2026, multifamily loans that have some form of rent stabilization or rent control totaled $415.9 million, or 10.9% of our total loan portfolio, with an average balance of $1.7 million (although we have originated these type of loans in amounts substantially greater than this average) and a weighted average loan-to-value ratio of 50%. At March 31, 2026, our largest rent-regulated loan had a principal balance of $16.3 million, was secured by an apartment building located in Staten Island, New York, and was performing in accordance with its original contractual terms. Management continues to closely monitor its office and rent-regulated portfolios. For further details on our rent-regulated multifamily portfolio see “Asset Quality”.
Purchase credit-deteriorated (“PCD”) totaled $8.2 million and $8.3 million at March 31, 2026 and December 31, 2025, respectively. The majority of the remaining PCD loan balance consists of loans acquired as part of a Federal Deposit Insurance Corporation-assisted transaction. The Company accreted interest income of $224,000 attributable to PCD loans for the three months ended March 31, 2026, compared to $223,000 for the three months ended March 31, 2025, respectively. PCD loans had an allowance for credit losses of approximately $2.5 million at March 31, 2026.
FHLBNY stock decreased by $4.4 million, or 9.4%, to $42.2 million at March 31, 2026, from $46.6 million at December 31, 2025. The decrease in FHLBNY stock directly correlates with lower short-term borrowing balances at March 31, 2026, as compared to December 31, 2025.
Other assets decreased by $7.1 million, or 20.2%, to $28.1 million at March 31, 2026, from $35.2 million at December 31, 2025. The decrease was primarily attributable to a decrease in tax assets (deferred and receivables) and proceeds due from broker.
Total liabilities decreased $23.4 million, or 0.5%, to $5.04 billion at March 31, 2026, from $5.06 billion at December 31, 2025. The decrease was primarily attributable to a decrease in borrowings of $98.0 million, partially offset by an increase in deposits of $72.8 million. The Company routinely utilizes brokered deposits and borrowed funds to manage interest rate risk, the cost of interest-bearing liabilities, and funding needs related to loan originations and deposit activity.
Deposits, excluding brokered deposits, increased $83.3 million, or 2.1%, to $4.06 billion at March 31, 2026 as compared to $3.98 billion at December 31, 2025. The increase in deposits, excluding brokered deposits, was primarily attributable to an increase of $99.8 million in transaction accounts, and $13.7 million in savings accounts, partially offset by decreases of $20.1 million in time deposits, and $10.1 million in money market accounts. Growth in transaction and savings accounts was primarily the result of the Company's focus on growing low/no cost checking deposits. Northfield Bank does not compete with high rate time deposits offered by competitors, which accounted for the decrease in that product category. Estimated gross uninsured deposits at March 31, 2026 were $2.07 billion, which included fully collateralized uninsured governmental deposits and intercompany deposits of $1.11 billion, leaving estimated uninsured deposits of approximately $957.6 million, or 23.4%, of total deposits. At December 31, 2025, estimated uninsured deposits, excluding fully collateralized uninsured governmental deposits and intercompany deposits, totaled $952.9 million, or 23.7% of total deposits.

Borrowed funds decreased to $863.9 million at March 31, 2026, from $961.9 million at December 31, 2025. The decrease in borrowings was primarily due to a $40.0 million decrease in borrowings under an overnight line of credit, and a $58.0 million decrease in other borrowings. We were able to reduce our reliance on borrowings due to an increase in deposits. Management utilizes borrowings to mitigate interest rate risk, for short-term liquidity, and to a lesser extent from time to time, as part of leverage strategies.
The following table sets forth term borrowing maturities (excluding overnight borrowings, floating rate advances, and subordinated debt) and the weighted average rate by year at March 31, 2026 (dollars in thousands):

Year	Amount	Weighted Average Rate
2026	$370,484	3.95%
2027	173,000	3.19%
2028	162,343	3.94%
	$705,827	3.76%
Total stockholders’ equity increased by $4.6 million to $694.7 million at March 31, 2026, from $690.1 million at December 31, 2025. The increase was attributable to net income of $11.8 million for the three months ended March 31, 2026, and a $500,000 increase in equity award activity, partially offset by $5.3 million in dividend payments, and a $2.4 million increase in accumulated other comprehensive loss associated with a decrease in the estimated fair value of our debt securities available-for-sale portfolio.
Comparison of Operating Results for the Three Months Ended March 31, 2026 and 2025
Net Income. Net income was $11.8 million and $7.9 million for the three months ended March 31, 2026 and March 31, 2025, respectively. Significant variances from the comparable prior year period are as follows: a $5.2 million increase in net interest income, a $2.3 million decrease in the provision for credit losses on loans, a $390,000 increase in non-interest income, a $1.8 million increase in non-interest expense, and a $2.1 million increase in income tax expense.
Interest Income. Interest income increased $2.8 million, or 4.7%, to $62.9 million for the three months ended March 31, 2026, from $60.1 million for the three months ended March 31, 2025, primarily due to a 19 basis point increase in the yield on interest-earning assets, which increased to 4.69% for the three months ended March 31, 2026, from 4.50% for the three months ended March 31, 2025, due to higher yields on mortgage-backed securities, and a $27.1 million, or 0.5%, increase in the average balance of interest-earning assets. The increase in the average balance of interest-earning assets was primarily due to increases in the average balance of mortgage-backed securities of $218.6 million and the average balance of interest-earning deposits in financial institutions of $52.4 million, partially offset by decreases in the average balance of loans of $180.4 million and the average balance of other securities of $67.4 million. The Company accreted interest income related to PCD loans of $224,000 for the three months ended March 31, 2026, as compared to $223,000 for the three months ended March 31, 2025. Interest income for the three months ended March 31, 2026, also included loan prepayment income of $74,000 as compared to $245,000 for the three months ended March 31, 2025.
Interest Expense. Interest expense decreased $2.4 million, or 8.3%, to $25.9 million for the three months ended March 31, 2026, as compared to $28.3 million for the three months ended March 31, 2025. The decrease was primarily due to a decrease in the cost of interest-bearing liabilities, which decreased by 22 basis points to 2.52% for the three months ended March 31, 2026, from 2.74% for the three months ended March 31, 2025, and a decrease in the average balance of interest-bearing liabilities of $2.4 million, or 0.1%. The decrease in the cost of interest-bearing liabilities was driven primarily by a 34 basis point decrease in the cost of interest-bearing deposits to 2.17% from 2.51%, attributable to a shift to lower cost deposit sources such as negotiable orders of withdrawal and savings accounts. Partially offsetting the decrease was an 11 basis point increase in the cost of borrowed funds to 3.78% from 3.67%, attributable to increased utilization of short-term Federal Home Loan Bank advances. The average balance of interest-bearing liabilities decreased primarily due to an $84.5 million, or 2.5%, decrease in the average balance of interest-bearing deposits, primarily in certificates of deposit, partially offset by an $82.0 million, or 11.8%, increase in the average balance of borrowed funds.
Net Interest Income. Net interest income for the three months ended March 31, 2026, increased $5.2 million, or 16.3%, to $37.0 million, from $31.8 million for the three months ended March 31, 2025, primarily due to a 38 basis point increase in net interest margin to 2.76% from 2.38% for the three months ended March 31, 2025. The increase in net interest margin was primarily due to higher yields on loans and mortgage-backed securities, coupled with a decrease in the cost of interest-bearing liabilities.

Provision for Credit Losses. The provision for credit losses on loans decreased by $2.3 million to $247,000 for the three months ended March 31, 2026, compared to $2.6 million for the three months ended March 31, 2025, primarily due to a decrease in general reserves, partially offset by an increase in specific reserves. The decrease in general reserves was related to a decline in loan balances and lower net charge-offs, partially offset by an increase in qualitative reserves in our multifamily portfolio. The increase in specific reserves was related to one collateral-dependent commercial real estate loan. Net charge-offs were $1.4 million for the three months ended March 31, 2026, as compared to $2.8 million for the three months ended March 31, 2025, and included charge-offs of $1.3 million and $2.4 million on small business unsecured commercial and industrial loans for the three months ended March 31, 2026 and 2025, respectively. Management continues to closely monitor the small business unsecured commercial and industrial loan portfolio, which totaled $17.6 million at March 31, 2026.
Non-interest Income. Non-interest income increased by $390,000, or 12.9%, to $3.4 million for the three months ended March 31, 2026, compared to $3.0 million for the three months ended March 31, 2025. The increase was primarily due to an increase in income on bank-owned life insurance of $252,000 and an $89,000 increase in fees and service charges for customer services.
Non-interest Expense. Non-interest expense increased by $1.8 million, or 8.5%, to $23.3 million for the three months ended March 31, 2026, compared to $21.4 million for the three months ended March 31, 2025. The increase was primarily due to a $1.7 million increase in merger expenses related to the pending Merger, and an $898,000 increase in employee compensation and benefits, primarily due to higher salary expense related to annual merit increases. Partially offsetting the increases were a $381,000 decrease in professional fees, primarily attributable to lower outsourced consulting and recruitment fees, a $170,000 decrease in credit loss expense/(benefit) for off-balance sheet exposure, and a $143,000 decrease in other non-interest expense. The decrease in credit loss expense/(benefit) for off-balance sheet exposure was due to a benefit of $67,000 recorded during the three months ended March 31, 2026, as compared to a provision of $103,000 recorded during the three months ended March 31, 2025, due to a decrease in the pipeline of loans committed and awaiting closing.
Income Tax Expense. The Company recorded income tax expense of $5.0 million for the three months ended March 31, 2026, compared to $2.9 million for the three months ended March 31, 2025. The effective tax rate for the three months ended March 31, 2026, was 29.8% compared to 27.0% for the three months ended March 31, 2025.

The following table sets forth average balances, average yields and costs, and certain other information for the periods indicated.

	For the Three Months Ended
	March 31, 2026			March 31, 2025
	Average Outstanding Balance	Interest	Average Yield/ Rate (1)	Average Outstanding Balance	Interest	Average Yield/ Rate (1)
Interest-earning assets:
Loans (2)	$3,826,874	$45,400	4.81%	$4,007,266	$45,283	4.58%
Mortgage-backed securities (3)	1,351,266	15,004	4.50	1,132,715	12,009	4.30
Other securities (3)	50,701	382	3.06	118,082	797	2.74
Federal Home Loan Bank of New York stock	40,812	788	7.83	36,929	862	9.47
Interest-earning deposits in financial institutions	171,408	1,334	3.16	118,983	1,141	3.89
Total interest-earning assets	5,441,061	62,908	4.69	5,413,975	60,092	4.50
Non-interest-earning assets	242,448			277,586
Total assets	$5,683,509			$5,691,561

Interest-bearing liabilities:
Savings, NOW, and money market accounts	$2,600,381	$11,740	1.83%	$2,502,664	$12,148	1.97%
Certificates of deposit	741,462	6,140	3.36	923,713	9,043	3.97
Total interest-bearing deposits	3,341,843	17,880	2.17	3,426,377	21,191	2.51
Borrowed funds	777,238	7,246	3.78	695,281	6,291	3.67
Subordinated debt	61,685	819	5.38	61,461	819	5.40
Total interest-bearing liabilities	4,180,766	25,945	2.52	4,183,119	28,301	2.74
Non-interest-bearing deposits	719,896			706,217
Accrued expenses and other liabilities	89,610			94,819
Total liabilities	4,990,272			4,984,155
Stockholders' equity	693,237			707,406
Total liabilities and stockholders' equity	$5,683,509			$5,691,561

Net interest income		$36,963			$31,791
Net interest rate spread (4)			2.17%			1.76%
Net interest-earning assets (5)	$1,260,295			$1,230,856
Net interest margin (6)			2.76%			2.38%
Average interest-earning assets to interest-bearing liabilities			130.15%			129.42%

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

Asset Quality
PCD Loans (Held-for-Investment)
The Company accounts for PCD loans at estimated fair value using discounted expected future cash flows deemed to be collectible on the date acquired. Based on its detailed review of PCD loans and experience in loan workouts, management has a reasonable expectation about the amount and timing of future cash flows and accordingly has classified PCD loans ($8.2 million at March 31, 2026 and $8.3 million at December 31, 2025, respectively) as accruing, even though they may be contractually past due. At March 31, 2026, 1.0% of PCD loans were past due 30 to 89 days, and 23.9% were past due 90 days or more, as compared to 4.0% and 23.2%, respectively, at December 31, 2025.
Loans
The following table details total non-accrual loans (excluding PCD), non-performing assets, loans over 90 days delinquent on which interest is accruing, and accruing loans 30 to 89 days delinquent at March 31, 2026, and December 31, 2025 (dollars in thousands):

	March 31, 2026	December 31, 2025
Non-accrual loans:
Held-for-investment
Real estate loans:
Multifamily	$3,230	$3,688
Commercial mortgage	11,485	5,012
Home equity and lines of credit	1,752	1,778
Commercial and industrial	4,494	4,732
Total non-accrual loans held-for-investment	20,961	15,210
Loans delinquent 90 days or more and still accruing:
Held-for-investment
Real estate loans:
Commercial mortgage	51	51
One-to-four family residential	127	863
Home equity and lines of credit	119	7
Commercial and industrial	158	—
Other	—	4
Total loans delinquent 90 days or more and still accruing held-for-investment	455	925
Total non-performing loans	21,416	16,135
Total non-performing assets	$21,416	$16,135
Non-performing loans to total loans	0.56%	0.42%
Non-performing assets to total assets	0.37%	0.28%
Accruing loans 30 to 89 days delinquent	$7,775	$11,424
The increase in non-accrual commercial mortgage loans at March 31, 2026 as compared to December 31, 2025, was primarily due to one loan with an outstanding balance of $6.5 million that was placed on non-accrual status as it was 90 days past due at March 31, 2026. The loan is considered well secured by collateral property in New York with an appraised value of $13.1 million and is in the process of collection.
Other Real Estate Owned
At March 31, 2026, and December 31, 2025, the Company had no assets acquired through foreclosure.
Accruing Loans 30 to 89 Days Delinquent
Loans 30 to 89 days delinquent and on accrual status totaled $7.8 million and $11.4 million at March 31, 2026, and December 31, 2025, respectively.

The following table sets forth delinquencies for accruing loans by type and by amount at March 31, 2026, and December 31, 2025 (dollars in thousands):

	March 31, 2026	December 31, 2025
Held-for-investment
Real estate loans:
Multifamily	$—	$471
Commercial mortgage	12	6,984
One-to-four family residential	1,040	1,124
Home equity and lines of credit	721	1,110
Commercial and industrial loans	6,002	1,735
Total delinquent accruing loans held-for-investment	$7,775	$11,424
The decrease in delinquent commercial mortgage loans was primarily due to the one non-accrual loan described above.
The increase in delinquent commercial and industrial loans was primarily due to one loan which had an outstanding balance of $1.5 million and was past maturity but in the process of receiving an extension, and another loan which had an outstanding balance of $1.5 million where we are working with the borrower to pay off the loan.

Rent-Regulated Multifamily Loans

Our multifamily loan portfolio at March 31, 2026 totaled $2.31 billion, or 61% of our total loan portfolio, of which $415.9 million, or 10.9%, of our total loan portfolio included loans collateralized by properties in New York with units subject to some percentage of rent regulation. The table below sets forth details about our multifamily loan portfolio in New York (dollars in thousands).

% Rent Regulated	Balance	% Portfolio Total NY Multifamily Portfolio	Average Balance	Largest Loan	LTV*	Debt Service Coverage Ratio (DSCR)*	30-89 Days Delinquent	Non-Accrual	Special Mention	Substandard
0	$325,734	43.9%	$1,357	$28,856	51.5%	1.51x	$—	$453	$2,591	$964
>0-10	4,598	0.6%	1,533	2,066	49.8	1.38	—	—	—	—
>10-20	16,618	2.3%	1,385	2,769	47.3	1.54	—	—	—	—
>20-30	18,835	2.5%	2,093	5,319	52.0	1.43	—	—	—	—
>30-40	15,560	2.1%	1,297	2,977	42.5	1.83	—	—	—	—
>40-50	17,524	2.4%	1,168	2,161	46.7	1.76	—	—	—	—
>50-60	8,987	1.2%	1,498	2,256	38.4	1.92	—	—	—	—
>60-70	21,451	2.9%	2,681	10,890	52.4	1.45	—	—	—	—
>70-80	22,391	3.0%	2,239	4,794	46.6	1.73	—	—	—	—
>80-90	19,932	2.7%	1,171	3,077	49.9	1.70	—	—	—	1,097
>90-100	270,022	36.4%	1,720	18,272	50.4	1.56	—	1,671	5,978	4,486
Total	$741,652	100.0%	$1,517	$28,856	50.4%	1.55x	$—	$2,124	$8,569	$6,547
The table below sets forth our New York rent-regulated loans by county (dollars in thousands):

County	Balance	LTV*	DSCR*
Bronx	$114,167	50.0%	1.64x
Kings	176,295	49.3%	1.57
Nassau	2,112	35.1%	2.13
New York	43,566	45.4%	1.50
Queens	35,888	43.0%	1.92
Richmond	30,803	59.6%	1.36
Westchester	13,087	57.3%	1.21
Total	$415,918	49.5%	1.59x

* Weighted Average
None of the loans that are rent-regulated in New York are interest-only. During the remainder of 2026, 12 loans with an aggregate principal balance of $37.1 million will re-price.

Liquidity and Capital Resources
Liquidity. The objective of our liquidity management is to ensure the availability of sufficient funds to meet financial commitments and deposit withdrawals, to repay borrowings as they mature, and to fund new loans and investments as opportunities arise.
The Bank's primary sources of funds are deposits, principal and interest payments on loans and securities, borrowed funds, the proceeds from maturing securities and short-term investments, and to a lesser extent, proceeds from the sales of loans and securities, and wholesale borrowings. The scheduled amortization of loans and securities, as well as proceeds from borrowed funds, are predictable sources of funds. Other funding sources, however, such as deposit inflows and loan prepayments are greatly influenced by market interest rates, economic conditions, and competition. The Bank is a member of the Federal Home Loan Bank of New York (“FHLBNY”), which provides an additional source of short-term and long-term funding. The Bank also has short-term borrowing capabilities with the Federal Reserve Bank of New York (“FRBNY”). The Bank’s total short-term borrowed funds, excluding lease obligations, floating rate advances and an overnight line of credit, were $705.8 million at March 31, 2026, and had a weighted average interest rate of 3.76%. A total of $438.5 million of these borrowings will mature in less than one year. Short-term borrowed funds, excluding floating rate advances, were $763.8 million at December 31, 2025.

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

The Bank has the ability to obtain additional funding from the FHLBNY and FRBNY of approximately $1.73 billion utilizing unencumbered securities of $606.6 million, loans of $1.12 billion, and encumbered securities of $2.0 million at March 31, 2026. Additionally, the Bank has remaining borrowing capacity utilizing encumbered securities through the FRBNY Discount Window of $65.6 million. The Bank expects to have sufficient funds available to meet current commitments in the normal course of business.

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

The Company has a diversified deposit base, and government deposits are collateralized by assets or letters of credit issued by the FHLBNY. Estimated gross uninsured deposits at March 31, 2026 were $2.07 billion. This total includes fully collateralized uninsured governmental deposits and intercompany deposits of $1.1 billion, leaving estimated net uninsured deposits of approximately $957.6 million, or 23.4% of total deposits. At December 31, 2025, estimated net uninsured deposits totaled $952.9 million, or 23.7% of total deposits.

Northfield Bancorp, Inc. (standalone) is a separate legal entity from the Bank and must provide for its own liquidity to pay dividends, repurchase its stock, and for other corporate purposes. Northfield Bancorp, Inc.'s primary source of liquidity is dividend payments from the Bank. At March 31, 2026, Northfield Bancorp, Inc. (standalone) had liquid assets of $6.6 million.

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

The federal banking agencies developed a “Community Bank Leverage Ratio” (“CBLR”) (the ratio of a bank’s tangible equity capital to average total consolidated assets) for financial institutions with assets of less than $10 billion. A qualifying community bank that exceeds this ratio will be deemed to be in compliance with all other capital and leverage requirements, including the capital requirements to be considered “well capitalized” under Prompt Corrective Action statutes. The federal banking agencies have approved 9% as the current minimum capital for the CBLR, with 8% as the minimum capital for the CBLR, effective July1, 2026. Northfield Bank and Northfield Bancorp have elected to opt into the CBLR framework. The CBLR replaced the risk-based and leverage capital requirements in the generally applicable capital rules.

At March 31, 2026, and December 31, 2025, as set forth in the following table, both Northfield Bank and Northfield Bancorp, Inc. exceeded all of the regulatory capital requirements to which they were subject at such dates.

	Northfield Bank	Northfield Bancorp, Inc.	For Capital Adequacy Purposes	For Well Capitalized Under Prompt Corrective Action Provisions
As of March 31, 2026:
CBLR	13.08%	12.34%	9.00%	9.00%
As of December 31, 2025:
CBLR	12.84%	12.24%	9.00%	9.00%
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
Commitments to fund unused lines of credit are agreements to lend additional funds to customers as long as there have been no violations of any of the conditions established in the agreements (original or restructured). Commitments to originate loans generally have a fixed expiration or other termination clauses, which may require payment of a fee. Since some of these loan commitments are expected to expire without being drawn upon, total commitments do not necessarily represent future cash requirements. At March 31, 2026, the reserve for commitments to fund unused lines of credit recorded in accrued expenses and other liabilities was $223,000.

For further information regarding our off-balance sheet arrangements and contractual obligations, see "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

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

The following tables set forth, as of March 31, 2026, and December 31, 2025, our calculation of the estimated changes in our NPV, NPV ratio, and percent change in net interest income that would result from the designated instantaneous and sustained changes in interest rates (dollars in thousands). Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments and deposit repricing characteristics, including decay rates, and correlations to movements in interest rates, and should not be relied on as indicative of actual results.

	At March 31, 2026
Change in Interest Rates (basis points)	Estimated Present Value of Assets	Estimated Present Value of Liabilities	Estimated NPV	Estimated Change In NPV	Estimated Change in NPV %	Estimated NPV/Present Value of Assets Ratio	Next 12 Months Net Interest Income Percent Change	Months 13-24 Net Interest Income Percent Change
+400	$5,166,736	$4,430,300	$736,436	$(182,448)	(19.86)%	14.25%	(9.77)%	3.29%
+300	5,280,681	4,496,394	784,287	(134,597)	(14.65)	14.85	(5.82)	3.92
+200	5,411,862	4,565,541	846,321	(72,563)	(7.90)	15.64	(2.11)	4.65
+100	5,532,220	4,638,078	894,142	(24,742)	(2.69)	16.16	(0.31)	3.27
—	5,633,273	4,714,389	918,884	—	—	16.31	—	—
(100)	5,717,997	4,792,259	925,738	6,854	0.75	16.19	(1.61)	(6.34)
(200)	5,794,621	4,875,020	919,601	717	0.08	15.87	(4.65)	(14.02)
(300)	5,881,780	4,976,091	905,689	(13,195)	(1.44)	15.40	(8.15)	(19.67)
(400)	6,030,552	5,084,857	945,695	26,811	2.92	15.68	(8.73)	(21.44)

	At December 31, 2025
Change in Interest Rates (basis points)	Estimated Present Value of Assets	Estimated Present Value of Liabilities	Estimated NPV	Estimated Change In NPV	Estimated Change in NPV %	Estimated NPV/Present Value of Assets Ratio	Next 12 Months Net Interest Income Percent Change	Months 13-24 Net Interest Income Percent Change
+400	$5,194,812	$4,475,588	$719,224	$(179,786)	(20.00)%	13.85%	(13.79)%	0.80%
+300	5,312,975	4,542,244	770,731	(128,279)	(14.27)	14.51	(8.63)	2.30
+200	5,445,185	4,612,008	833,177	(65,833)	(7.32)	15.30	(3.91)	3.65
+100	5,560,823	4,685,217	875,606	(23,404)	(2.60)	15.75	(1.18)	2.89
—	5,661,264	4,762,254	899,010	—	—	15.88	—	—
(100)	5,749,823	4,840,638	909,185	10,175	1.13	15.81	(0.95)	(5.80)
(200)	5,831,247	4,923,454	907,793	8,783	0.98	15.57	(2.40)	(12.48)
(300)	5,928,588	5,025,916	902,672	3,662	0.41	15.23	(4.78)	(16.83)
(400)	6,104,291	5,121,781	982,510	83,500	9.29	16.10	(5.32)	(18.86)
At March 31, 2026, in the event of a 400 basis point decrease in interest rates, we would experience a 2.92% increase in estimated net portfolio value, an 8.73% decrease in net interest income in year one, and a 21.44% decrease in net interest income in year two. In the event of a 400 basis point increase in interest rates, we would experience a 19.86% decrease in estimated net portfolio value, a 9.77% decrease in net interest income in year one and a 3.29% increase in net interest income in year two. Our policies provide that, in the event of a 200 basis point decrease or less in interest rates, our net present value ratio should decrease by no more than 300 basis points and 10%, and in the event of a 400 basis point increase or less, our net present value should decrease by no more than 475 basis points and 35%. In the event of a 200 basis point decrease or less, our projected net interest income should decrease by no more than 10% in year one and 20% in year two, and in the event of a 400 basis point increase or less, our projected net interest income should decrease by no more than 39% in year one and 24% in year two. At March 31, 2026, and December 31, 2025, we were in compliance with all Board-approved policies with respect to interest rate risk management.
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

ITEM 4.    CONTROLS AND PROCEDURES
An evaluation was performed under the supervision and with the participation of the Company’s management, including the President and Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of March 31, 2026. Based on that evaluation, the Company’s management, including the President and Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

During the three months ended March 31, 2026, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

ITEM 1.     LEGAL PROCEEDINGS
The Company and subsidiaries are subject to various legal actions arising in the normal course of business. In the opinion of management, the resolution of these legal actions is not expected to have a material adverse effect on the Company’s consolidated financial condition or results of operations.

ITEM 1A.  RISK FACTORS

During the quarter ended March 31, 2026, there have been no material changes to the risk factors as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, as filed with the Securities and Exchange Commission, except as previously disclosed in our other filings with the Securities and Exchange Commission.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES
(a)Unregistered Sale of Equity Securities. There were no sales of unregistered securities during the period covered by this report.
(b)Use of Proceeds. Not applicable.
(c)Repurchases of Our Equity Securities.
Historically share repurchases have been made through programs that permit the Company's shares of common stock to be repurchased in open market or private transactions, through block trades, and pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities and Exchange Commission. During the quarter ended March 31, 2026, the Company did not repurchase any shares (other than shares repurchased to satisfy tax withholding obligations associated with the vesting of restricted stock or performance shares earned) and as of March 31, 2026, the Company had no outstanding repurchase program.
ITEM 3.     DEFAULTS UPON SENIOR SECURITIES
    None.

ITEM 4.     MINE SAFETY DISCLOSURES
    Not applicable.

ITEM 5.     OTHER INFORMATION
    During the three months ended March 31, 2026, no directors or executive officers of the Company adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) and/or any “Rule 10b5-1 trading arrangement.”

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

101.INS	XBRL (Extensible Business Reporting Language) Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover page information from the Company's Quarterly Report on Form 10-Q filed May 11, 2026, formatted in Inline XBRL.

(1) Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTHFIELD BANCORP, INC.
(Registrant)

Date: May 11, 2026

/s/ Steven M. Klein
Steven M. Klein
Chairman, President and Chief Executive Officer

/s/ William R. Jacobs
William R. Jacobs
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)